Form 10-Q
period 2014-06-30
COMERICA INC /NEW/
filed 2014-07-29
CIK 28412

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________
FORM 10-Q
______________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014
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
$5 par value common stock:
Outstanding as of July 25, 2014: 180,825,973 shares

COMERICA INCORPORATED AND SUBSIDIARIES

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements

CONSOLIDATED BALANCE SHEETS
Comerica Incorporated and Subsidiaries

(in millions, except share data)	June 30, 2014	December 31, 2013
	(unaudited)
ASSETS
Cash and due from banks	$1,226	$1,140

Interest-bearing deposits with banks	2,668	5,311
Other short-term investments	109	112

Investment securities available-for-sale	9,534	9,307

Commercial loans	30,986	28,815
Real estate construction loans	1,939	1,762
Commercial mortgage loans	8,747	8,787
Lease financing	822	845
International loans	1,352	1,327
Residential mortgage loans	1,775	1,697
Consumer loans	2,261	2,237
Total loans	47,882	45,470
Less allowance for loan losses	(591)	(598)
Net loans	47,291	44,872
Premises and equipment	562	594
Accrued income and other assets	3,935	3,888
Total assets	$65,325	$65,224

LIABILITIES AND SHAREHOLDERS’ EQUITY
Noninterest-bearing deposits	$24,774	$23,875

Money market and interest-bearing checking deposits	22,555	22,332
Savings deposits	1,731	1,673
Customer certificates of deposit	4,962	5,063
Foreign office time deposits	148	349
Total interest-bearing deposits	29,396	29,417
Total deposits	54,170	53,292
Short-term borrowings	176	253
Accrued expenses and other liabilities	990	986
Medium- and long-term debt	2,620	3,543
Total liabilities	57,956	58,074

Common stock - $5 par value:
Authorized - 325,000,000 shares
Issued - 228,164,824 shares	1,141	1,141
Capital surplus	2,175	2,179
Accumulated other comprehensive loss	(304)	(391)
Retained earnings	6,520	6,318
Less cost of common stock in treasury - 47,194,492 shares at 6/30/14 and 45,860,786 shares at 12/31/13	(2,163)	(2,097)
Total shareholders’ equity	7,369	7,150
Total liabilities and shareholders’ equity	$65,325	$65,224
See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)
Comerica Incorporated and Subsidiaries

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except per share data)	2014	2013	2014	2013
INTEREST INCOME
Interest and fees on loans	$385	$388	$761	$778
Interest on investment securities	53	52	108	105
Interest on short-term investments	3	3	7	6
Total interest income	441	443	876	889
INTEREST EXPENSE
Interest on deposits	11	15	22	30
Interest on medium- and long-term debt	14	14	28	29
Total interest expense	25	29	50	59
Net interest income	416	414	826	830
Provision for credit losses	11	13	20	29
Net interest income after provision for credit losses	405	401	806	801
NONINTEREST INCOME
Service charges on deposit accounts	54	53	108	108
Fiduciary income	45	44	89	87
Commercial lending fees	23	22	43	43
Card fees	19	18	38	35
Letter of credit fees	15	16	29	32
Bank-owned life insurance	11	10	20	19
Foreign exchange income	12	9	21	18
Brokerage fees	4	4	9	9
Net securities (losses) gains	—	(2)	1	(2)
Other noninterest income	37	48	70	86
Total noninterest income	220	222	428	435
NONINTEREST EXPENSES
Salaries and benefits expense	240	245	487	496
Net occupancy expense	39	39	79	78
Equipment expense	15	15	29	30
Outside processing fee expense	30	30	58	58
Software expense	25	22	47	44
Litigation-related expense	3	1	6	4
FDIC insurance expense	8	8	16	17
Advertising expense	5	6	11	12
Other noninterest expenses	39	50	77	93
Total noninterest expenses	404	416	810	832
Income before income taxes	221	207	424	404
Provision for income taxes	70	64	134	127
NET INCOME	151	143	290	277
Less income allocated to participating securities	2	2	4	4
Net income attributable to common shares	$149	$141	$286	$273
Earnings per common share:
Basic	$0.83	$0.77	$1.59	$1.48
Diluted	0.80	0.76	1.54	1.46

Comprehensive income	172	15	377	152

Cash dividends declared on common stock	36	32	71	64
Cash dividends declared per common share	0.20	0.17	0.39	0.34
See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (unaudited)
Comerica Incorporated and Subsidiaries

	Common Stock			Accumulated Other Comprehensive Loss			Total Shareholders’ Equity
(in millions, except per share data)	Shares Outstanding	Amount	Capital Surplus		Retained Earnings	Treasury Stock
BALANCE AT DECEMBER 31, 2012	188.3	$1,141	$2,162	$(413)	$5,928	$(1,879)	$6,939
Net income	—	—	—	—	277	—	277
Other comprehensive loss, net of tax	—	—	—	(125)	—	—	(125)
Cash dividends declared on common stock ($0.34 per share)	—	—	—	—	(64)	—	(64)
Purchase of common stock	(4.1)	—	—	—	—	(146)	(146)
Net issuance of common stock under employee stock plans	1.0	—	(19)	—	(17)	45	9
Share-based compensation	—	—	18	—	—	—	18
Other	—	—	(1)	—	—	1	—
BALANCE AT JUNE 30, 2013	185.2	$1,141	$2,160	$(538)	$6,124	$(1,979)	$6,908

BALANCE AT DECEMBER 31, 2013	182.3	$1,141	$2,179	$(391)	$6,318	$(2,097)	$7,150
Net income	—	—	—	—	290	—	290
Other comprehensive income, net of tax	—	—	—	87	—	—	87
Cash dividends declared on common stock ($0.39 per share)	—	—	—	—	(71)	—	(71)
Purchase of common stock	(3.0)	—	—	—	—	(141)	(141)
Net issuance of common stock under employee stock plans	1.6	—	(25)	—	(17)	74	32
Share-based compensation	—	—	22	—	—	—	22
Other	—	—	(1)	—	—	1	—
BALANCE AT JUNE 30, 2014	180.9	$1,141	$2,175	$(304)	$6,520	$(2,163)	$7,369
See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
Comerica Incorporated and Subsidiaries

	Six Months Ended June 30,
(in millions)	2014	2013
OPERATING ACTIVITIES
Net income	$290	$277
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	20	29
Provision (benefit) for deferred income taxes	(13)	26
Depreciation and amortization	61	62
Net periodic defined benefit cost	19	44
Share-based compensation expense	22	18
Net amortization of securities	5	18
Accretion of loan purchase discount	(22)	(18)
Net securities (gains) losses	(1)	2
Net (gains) losses on foreclosed property	(2)	5
Excess tax benefits from share-based compensation arrangements	(6)	(2)
Net change in:
Trading securities	5	4
Accrued income receivable	(1)	(5)
Accrued expenses payable	(60)	(35)
Other, net	29	(169)
Net cash provided by operating activities	346	256
INVESTING ACTIVITIES
Investment securities available-for-sale:
Maturities and redemptions	825	1,761
Purchases	(940)	(1,355)
Net change in loans	(2,422)	563
Proceeds from sales of foreclosed property	9	29
Net increase in premises and equipment	(31)	(42)
Sales of Federal Home Loan Bank stock	41	41
Other, net	1	5
Net cash (used in) provided by investing activities	(2,517)	1,002
FINANCING ACTIVITIES
Net change in:
Deposits	763	(636)
Short-term borrowings	(77)	21
Medium- and long-term debt:
Maturities and redemptions	(1,256)	(1,055)
Issuances	349	—
Common stock:
Repurchases	(141)	(146)
Cash dividends paid	(65)	(61)
Issuances under employee stock plans	36	12
Excess tax benefits from share-based compensation arrangements	6	2
Other, net	(1)	(4)
Net cash used in financing activities	(386)	(1,867)
Net decrease in cash and cash equivalents	(2,557)	(609)
Cash and cash equivalents at beginning of period	6,451	4,534
Cash and cash equivalents at end of period	$3,894	$3,925
Interest paid	$50	$61
Income taxes and tax-related interest paid	110	22
Noncash investing and financing activities:
Loans transferred to other real estate	11	9
See notes to consolidated financial statements.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

NOTE 1 - BASIS OF PRESENTATION AND ACCOUNTING POLICIES
Organization
The accompanying unaudited consolidated financial statements were prepared in accordance with United States (U.S.) generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation were included. The results of operations for the six months ended June 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014. Certain items in prior periods were reclassified to conform to the current presentation. For further information, refer to the consolidated financial statements and footnotes thereto included in the Annual Report of Comerica Incorporated and Subsidiaries (the Corporation) on Form 10-K for the year ended December 31, 2013.
Allowance for Credit Losses
In the second quarter 2014, the Corporation enhanced the approach used to determine the standard reserve factors used in estimating the allowance for credit losses, which had the effect of capturing certain elements in the standard reserve component that had formerly been included in the qualitative assessment. The impact of the change was largely neutral to the total allowance for loan losses at June 30, 2014. However, because standard reserves are allocated to the segments at the loan level, while qualitative reserves are allocated at the portfolio level, the impact of the methodology change on the allowance of each segment reflected the characteristics of the individual loans within each segment's portfolio, causing segment reserves to increase or decrease accordingly.
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
The cumulative effect of the retrospective application of the change in amortization method was a $3 million decrease to both "accrued income and other assets" and "retained earnings" on the consolidated balance sheets as of January 1, 2013. The unaudited consolidated financial statements have been retrospectively adjusted to reflect the prior period effect of the adoption of the amendment, which resulted in increases of $14 million and $27 million to both "other noninterest income" and "provision for income taxes" for the three- and six-month periods ended June 30, 2013, respectively. The adoption of ASU 2014-01 had no effect on net income or earnings per common share for any period presented.
See Note 6 to these unaudited consolidated financial statements for additional information regarding LIHTC and other tax credit investments.
Pending Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (FASB) issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606),” (ASU 2014-09), which is intended to improve and converge the financial reporting requirements for revenue contracts with customers. Previous GAAP comprised broad revenue recognition concepts along with numerous industry-specific requirements. The new guidance establishes a five-step model which entities must follow to recognize revenue and removes inconsistencies and weaknesses in existing guidance. ASU 2014-09 is effective for annual and interim periods beginning after December 15, 2016, and must be retrospectively applied. Entities will have the option of presenting prior periods as impacted by the new guidance or presenting the cumulative effect of initial application along with supplementary disclosures. Early adoption is prohibited. The Corporation is currently evaluating the impact of adopting ASU 2014-09.
In June 2014, the FASB issued ASU No. 2014-12, “Compensation-Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period,” (ASU 2014-12). The new guidance requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. ASU 2014-12 is effective for annual and interim periods beginning after December 15, 2015, with early adoption permitted. The Corporation's current accounting treatment of

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

performance conditions for employees who are or become retirement eligible prior to the achievement of the performance target are consistent with ASU 2014-12, and as such does not expect the new guidance to have a material effect on the Corporation’s financial condition and results of operations. The Corporation expects to prospectively adopt ASU 2014-12 in the first quarter 2015.
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

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

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
Warrants which contain a net exercise provision or a non-contingent put right embedded in the warrant agreement are accounted for as derivatives and recorded at fair value on a recurring basis using a Black-Scholes valuation model. The Black-Scholes valuation model utilizes five inputs: risk-free rate, expected life, volatility, exercise price, and the per share market value of the underlying company. The Corporation holds a portfolio of warrants for generally nonmarketable equity securities with a fair value of $4 million at June 30, 2014, included in "accrued income and other assets" on the consolidated balance sheets. These warrants are primarily from non-public technology companies obtained as part of the loan origination process. The Corporate Development Department is responsible for the warrant valuation process, which includes reviewing all significant inputs for reasonableness, and for providing valuation results to senior management. Increases in any of these inputs in isolation, with the exception of exercise price, would result in a higher fair value. Increases in exercise price in isolation would result in a lower fair value. The Corporation classifies warrants accounted for as derivatives as Level 3.
The Corporation also holds a derivative contract associated with the 2008 sale of its remaining ownership of Visa Inc. (Visa) Class B shares. Under the terms of the derivative contract, the Corporation will compensate the counterparty primarily for dilutive adjustments made to the conversion factor of the Visa Class B to Class A shares based on the ultimate outcome of litigation involving Visa. Conversely, the Corporation will be compensated by the counterparty for any increase in the conversion factor from anti-dilutive adjustments. At June 30, 2014, the fair value of the contract was a liability of $2 million. The recurring fair value of the derivative contract is based on unobservable inputs consisting of management's estimate of the litigation outcome, timing of litigation settlements and payments related to the derivative. Significant increases in the estimate of litigation outcome and the timing of litigation settlements in isolation would result in a significantly higher liability fair value. Significant increases in payments related to the derivative in isolation would result in a significantly lower liability fair value. The Corporation classifies the derivative liability as Level 3.
Nonmarketable equity securities
The Corporation has a portfolio of indirect (through funds) private equity and venture capital investments with a carrying value and unfunded commitments of $12 million and $5 million, respectively, at June 30, 2014. These funds generally cannot be redeemed and the majority are not readily marketable. Distributions from these funds are received by the Corporation as a result of the liquidation of underlying investments of the funds and/or as income distributions. It is estimated that the underlying assets of the funds will be liquidated over a period of up to 16 years. Recently issued federal regulations may require the Corporation to sell certain of these funds prior to liquidation. The investments are accounted for either on the cost or equity method and are individually reviewed for impairment on a quarterly basis by comparing the carrying value to the estimated fair value. These investments may be carried at fair value on a nonrecurring basis when they are deemed to be impaired and written down to fair value. Where there is not a readily determinable fair value, the Corporation estimates fair value for indirect private equity and venture capital investments based on the net asset value, as reported by the fund, after indication that the fund adheres to applicable fair value measurement guidance. For those funds where the net asset value is not reported by the fund, the Corporation derives the fair value of the fund by estimating the fair value of each underlying investment in the fund. In addition to using qualitative

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

information about each underlying investment, as provided by the fund, the Corporation gives consideration to information pertinent to the specific nature of the debt or equity investment, such as relevant market conditions, offering prices, operating results, financial conditions, exit strategy and other qualitative information, as available. The lack of an independent source to validate fair value estimates, including the impact of future capital calls and transfer restrictions, is an inherent limitation in the valuation process. On a quarterly basis, the Corporate Development Department is responsible, with appropriate oversight and approval provided by senior management, for performing the valuation procedures and updating significant inputs, as are primarily provided by the underlying fund's management. The Corporation classifies fair value measurements of nonmarketable equity securities as Level 3. Commitments to fund additional investments in nonmarketable equity securities recorded at fair value on a nonrecurring basis were not significant at June 30, 2014 or December 31, 2013.
The Corporation also holds restricted equity investments, primarily Federal Home Loan Bank (FHLB) and Federal Reserve Bank (FRB) stock. Restricted equity securities are not readily marketable and are recorded at cost (par value) in "accrued income and other assets" on the consolidated balance sheets and evaluated for impairment based on the ultimate recoverability of the par value. No significant observable market data for these instruments is available. The Corporation considers the profitability and asset quality of the issuer, dividend payment history and recent redemption experience when determining the ultimate recoverability of the par value. The Corporation’s investment in FHLB stock totaled $7 million and $48 million at June 30, 2014 and December 31, 2013, respectively, and its investment in FRB stock totaled $85 million at both June 30, 2014 and December 31, 2013. The Corporation believes its investments in FHLB and FRB stock are ultimately recoverable at par. Therefore, the carrying amount for these restricted equity investments approximates fair value. The Corporation classifies the estimated fair value of such investments as Level 1.
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

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

ASSETS AND LIABLILITIES RECORDED AT FAIR VALUE ON A RECURRING BASIS
The following tables present the recorded amount of assets and liabilities measured at fair value on a recurring basis as of June 30, 2014 and December 31, 2013.

(in millions)	Total	Level 1	Level 2	Level 3
June 30, 2014
Trading securities:
Deferred compensation plan assets	$96	$96	$—	$—
Equity and other non-debt securities	2	2	—	—
Residential mortgage-backed securities (a)	3	—	3	—
State and municipal securities	1	—	1	—
Corporate debt securities	1	—	1	—
Total trading securities	103	98	5	—
Investment securities available-for-sale:
U.S. Treasury and other U.S. government agency securities	65	65	—	—
Residential mortgage-backed securities (a)	9,141	—	9,141	—
State and municipal securities	23	—	—	23	(b)
Corporate debt securities	55	—	54	1	(b)
Equity and other non-debt securities	250	132	—	118	(b)
Total investment securities available-for-sale	9,534	197	9,195	142
Derivative assets:
Interest rate contracts	344	—	344	—
Energy derivative contracts	153	—	153	—
Foreign exchange contracts	20	—	20	—
Warrants	4	—	—	4
Total derivative assets	521	—	517	4
Total assets at fair value	$10,158	$295	$9,717	$146
Derivative liabilities:
Interest rate contracts	$115	$—	$115	$—
Energy derivative contracts	151	—	151	—
Foreign exchange contracts	20	—	20	—
Other	2	—	—	2
Total derivative liabilities	288	—	286	2
Deferred compensation plan liabilities	96	96	—	—
Total liabilities at fair value	$384	$96	$286	$2

(a)	Residential mortgage-backed securities issued and/or guaranteed by U.S. government agencies or U.S. government-sponsored enterprises.

(b)	Auction-rate securities.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

(in millions)	Total	Level 1	Level 2	Level 3
December 31, 2013
Trading securities:
Deferred compensation plan assets	$96	$96	$—	$—
Equity and other non-debt securities	7	7	—	—
Residential mortgage-backed securities (a)	2	—	2	—
State and municipal securities	3	—	3	—
Total trading securities	108	103	5	—
Investment securities available-for-sale:
U.S. Treasury and other U.S. government agency securities	45	45	—	—
Residential mortgage-backed securities (a)	8,926	—	8,926	—
State and municipal securities	22	—	—	22	(b)
Corporate debt securities	56	—	55	1	(b)
Equity and other non-debt securities	258	122	—	136	(b)
Total investment securities available-for-sale	9,307	167	8,981	159
Derivative assets:
Interest rate contracts	380	—	380	—
Energy derivative contracts	105	—	105	—
Foreign exchange contracts	15	—	15	—
Warrants	3	—	—	3
Total derivative assets	503	—	500	3
Total assets at fair value	$9,918	$270	$9,486	$162
Derivative liabilities:
Interest rate contracts	$133	$—	$133	$—
Energy derivative contracts	102	—	102	—
Foreign exchange contracts	14	—	14	—
Other	2	—	—	2
Total derivative liabilities	251	—	249	2
Deferred compensation plan liabilities	96	96	—	—
Total liabilities at fair value	$347	$96	$249	$2

(a)	Residential mortgage-backed securities issued and/or guaranteed by U.S. government agencies or U.S. government-sponsored enterprises.

(b)	Auction-rate securities.
There were no transfers of assets or liabilities recorded at fair value on a recurring basis into or out of Level 1, Level 2 and Level 3 fair value measurements during each of the three- and six-month periods ended June 30, 2014 and 2013.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

The following table summarizes the changes in Level 3 assets and liabilities measured at fair value on a recurring basis for the three- and six-month periods ended June 30, 2014 and 2013.

		Net Realized/Unrealized Gains (Losses) (Pretax)

	Balance at Beginning of Period	Recorded in Earnings				Recorded in Other Comprehensive Income			Balance at End of Period

(in millions)		Realized		Unrealized				Sales
Three Months Ended June 30, 2014
Investment securities available-for-sale:
State and municipal securities (a)	$23	$—		$—		$—		$—	$23
Corporate debt securities (a)	1	—		—		—		—	1
Equity and other non-debt securities (a)	118	—		—		1	(b)	(1)	118
Total investment securities available-for-sale	142	—		—		1	(b)	(1)	142
Derivative assets:
Warrants	3	4	(d)	—		—		(3)	4
Derivative liabilities:
Other	2	—		—		—		—	2
Three Months Ended June 30, 2013
Investment securities available-for-sale:
State and municipal securities (a)	$23	$—		$—		$2	(b)	$—	$25
Corporate debt securities (a)	1	—		—		—		—	1
Equity and other non-debt securities (a)	153	—		—		(7)	(b)	—	146
Total investment securities available-for-sale	177	—		—		(5)	(b)	—	172
Derivative assets:
Warrants	3	—		1	(d)	—		(1)	3
Derivative liabilities:
Other	1	—		(2)	(c)	—		—	3
Six Months Ended June 30, 2014
Investment securities available-for-sale:
State and municipal securities (a)	$22	$—		$—		$1	(b)	$—	$23
Corporate debt securities (a)	1	—		—		—		—	1
Equity and other non-debt securities (a)	136	1	(c)	—		6	(b)	(25)	118
Total investment securities available-for-sale	159	1	(c)	—		7	(b)	(25)	142
Derivative assets:
Warrants	3	4	(d)	1	(d)	—		(4)	4
Derivative liabilities:
Other	2	—		—		—		—	2
Six Months Ended June 30, 2013
Investment securities available-for-sale:
State and municipal securities (a)	$23	$—		$—		$2	(b)	$—	$25
Corporate debt securities (a)	1	—		—		—		—	1
Equity and other non-debt securities (a)	156	—		—		(6)	(b)	(4)	146
Total investment securities available-for-sale	180	—		—		(4)	(b)	(4)	172
Derivative assets:
Warrants	3	1	(d)	1	(d)	—		(2)	3
Derivative liabilities:
Other	1	—		(2)	(c)	—		—	3

(a)	Auction-rate securities.

(b)	Recorded in "net unrealized gains (losses) on investment securities available-for-sale" in other comprehensive income.

(c)	Realized and unrealized gains and losses due to changes in fair value recorded in "net securities gains" on the consolidated statements of comprehensive income.

(d)	Realized and unrealized gains and losses due to changes in fair value recorded in "other noninterest income" on the consolidated statements of comprehensive income.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

ASSETS AND LIABILITIES RECORDED AT FAIR VALUE ON A NONRECURRING BASIS
The Corporation may be required, from time to time, to record certain assets and liabilities at fair value on a nonrecurring basis. These include assets that are recorded at the lower of cost or fair value that were recognized at fair value below cost at the end of the period. All assets recorded at fair value on a nonrecurring basis were classified as Level 3 at June 30, 2014 and December 31, 2013 and are presented in the following table. No liabilities were recorded at fair value on a nonrecurring basis at June 30, 2014 and December 31, 2013.

(in millions)	Level 3
June 30, 2014
Loans:
Commercial	$10
Real estate construction	17
Commercial mortgage	68
Total loans	95
Nonmarketable equity securities	1
Other real estate	1
Total assets at fair value	$97
December 31, 2013
Loans:
Commercial	$43
Real estate construction	20
Commercial mortgage	61
International	4
Total loans	128
Nonmarketable equity securities	2
Other real estate	5
Total assets at fair value	$135
Level 3 assets recorded at fair value on a nonrecurring basis at June 30, 2014 and December 31, 2013 included loans for which a specific allowance was established based on the fair value of collateral and other real estate for which fair value of the properties was less than the cost basis. For both asset classes, the unobservable inputs were the additional adjustments applied by management to the appraised values to reflect such factors as non-current appraisals and revisions to estimated time to sell. These adjustments are determined based on qualitative judgments made by management on a case-by-case basis and are not quantifiable inputs, although they are used in the determination of fair value.
The following table presents quantitative information related to the significant unobservable inputs utilized in the Corporation's Level 3 recurring fair value measurement as of June 30, 2014 and December 31, 2013. The Corporation's Level 3 recurring fair value measurements include auction-rate securities where fair value is determined using an income approach based on a discounted cash flow model. The inputs in the table below reflect management's expectation of continued illiquidity in the secondary auction-rate securities market due to a lack of market activity for the issuers remaining in the portfolio, a lack of market incentives for issuer redemptions, and the expectation for a continuing low interest rate environment. The June 30, 2014 workout periods reflect management's view that short-term interest rates could begin to rise in 2015.

		Discounted Cash Flow Model
		Unobservable Input
	Fair Value (in millions)	Discount Rate	Workout Period (in years)
June 30, 2014
State and municipal securities (a)	$23	3% - 10%	1 - 3.5
Equity and other non-debt securities (a)	118	4% - 8%	1 - 2.5
December 31, 2013
State and municipal securities (a)	$22	5% - 10%	3 - 4
Equity and other non-debt securities (a)	136	5% - 8%	2 - 3

(a)	Auction-rate securities.

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
The carrying amount and estimated fair value of financial instruments not recorded at fair value in their entirety on a recurring basis on the Corporation’s consolidated balance sheets are as follows:

	Carrying Amount	Estimated Fair Value
(in millions)		Total	Level 1	Level 2	Level 3
June 30, 2014
Assets
Cash and due from banks	$1,226	$1,226	$1,226	$—	$—
Interest-bearing deposits with banks	2,668	2,668	2,668	—	—
Loans held-for-sale	6	6	—	6	—
Total loans, net of allowance for loan losses (a)	47,291	47,236	—	—	47,236
Customers’ liability on acceptances outstanding	10	10	10	—	—
Nonmarketable equity securities (b)	12	19	—	—	19
Restricted equity investments	92	92	92	—	—
Liabilities
Demand deposits (noninterest-bearing)	24,774	24,774	—	24,774	—
Interest-bearing deposits	24,434	24,434	—	24,434	—
Customer certificates of deposit	4,962	4,955	—	4,955	—
Total deposits	54,170	54,163	—	54,163	—
Short-term borrowings	176	176	176	—	—
Acceptances outstanding	10	10	10	—	—
Medium- and long-term debt	2,620	2,593	—	2,593	—
Credit-related financial instruments	(94)	(94)	—	—	(94)
December 31, 2013
Assets
Cash and due from banks	$1,140	$1,140	$1,140	$—	$—
Interest-bearing deposits with banks	5,311	5,311	5,311	—	—
Loans held-for-sale	4	4	—	4	—
Total loans, net of allowance for loan losses (a)	44,872	44,801	—	—	44,801
Customers’ liability on acceptances outstanding	11	11	11	—	—
Nonmarketable equity securities (b)	12	19	—	—	19
Restricted equity investments	133	133	133	—	—
Liabilities
Demand deposits (noninterest-bearing)	23,875	23,875	—	23,875	—
Interest-bearing deposits	24,354	24,354	—	24,354	—
Customer certificates of deposit	5,063	5,055	—	5,055	—
Total deposits	53,292	53,284	—	53,284	—
Short-term borrowings	253	253	253	—	—
Acceptances outstanding	11	11	11	—	—
Medium- and long-term debt	3,543	3,540	—	3,540	—
Credit-related financial instruments	(88)	(88)	—	—	(88)

(a)	Included $95 million and $128 million of impaired loans recorded at fair value on a nonrecurring basis at June 30, 2014 and December 31, 2013, respectively.

(b)	Included $1 million and $2 million of nonmarketable equity securities recorded at fair value on a nonrecurring basis at June 30, 2014 and December 31, 2013, respectively.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

NOTE 3 - INVESTMENT SECURITIES
A summary of the Corporation’s investment securities available-for-sale follows:

(in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2014
U.S. Treasury and other U.S. government agency securities	$65	$—	$—	$65
Residential mortgage-backed securities (a)	9,129	125	113	9,141
State and municipal securities	24	—	1	23
Corporate debt securities	55	—	—	55
Equity and other non-debt securities	253	—	3	250
Total investment securities available-for-sale (b)	$9,526	$125	$117	$9,534

December 31, 2013
U.S. Treasury and other U.S. government agency securities	$45	$—	$—	$45
Residential mortgage-backed securities (a)	9,023	91	188	8,926
State and municipal securities	24	—	2	22
Corporate debt securities	56	—	—	56
Equity and other non-debt securities	266	1	9	258
Total investment securities available-for-sale (b)	$9,414	$92	$199	$9,307

(a)	Residential mortgage-backed securities issued and/or guaranteed by U.S. government agencies or U.S. government-sponsored enterprises.

(b)
Included auction-rate securities at amortized cost and fair value of $145 million and $142 million, respectively, as of June 30, 2014 and $169 million and $159 million, respectively, as of December 31, 2013.

A summary of the Corporation’s investment securities available-for-sale in an unrealized loss position as of June 30, 2014 and December 31, 2013 follows:

	Temporarily Impaired
	Less than 12 Months		12 Months or more			Total
(in millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses		Fair Value	Unrealized Losses
June 30, 2014
Residential mortgage-backed securities (a)	$911	$5	$3,408	$108		$4,319	$113
State and municipal securities (b)	—	—	22	1		22	1
Corporate debt securities (b)	—	—	1	—	(c)	1	—	(c)
Equity and other non-debt securities (b)	—	—	131	3		131	3
Total impaired securities	$911	$5	$3,562	$112		$4,473	$117
December 31, 2013
Residential mortgage-backed securities (a)	$5,825	$187	$11	$1		$5,836	$188
State and municipal securities (b)	—	—	22	2		22	2
Corporate debt securities (b)	—	—	1	—	(c)	1	—	(c)
Equity and other non-debt securities (b)	—	—	148	9		148	9
Total impaired securities	$5,825	$187	$182	$12		$6,007	$199

(a)	Residential mortgage-backed securities issued and/or guaranteed by U.S. government agencies or U.S. government-sponsored enterprises.

(b)	Auction-rate securities.

(c)	Unrealized losses less than $0.5 million.
At June 30, 2014, the Corporation had 155 securities in an unrealized loss position with no credit impairment, including 90 residential mortgage-backed securities, 46 equity and other non-debt auction-rate preferred securities, 17 state and municipal auction-rate securities, one corporate auction-rate debt security and one mutual fund. As of June 30, 2014, approximately 89 percent of the aggregate par value of auction-rate securities have been redeemed or sold since acquisition, of which approximately 95 percent were redeemed at or above cost. The unrealized losses for these securities resulted from changes in market interest rates and liquidity. The Corporation ultimately expects full collection of the carrying amount of these securities, does not intend to sell the securities in an unrealized loss position, and it is not more-likely-than-not that the Corporation will be required to sell the securities in an unrealized loss position prior to recovery of amortized cost. The Corporation does not consider these securities to be other-than-temporarily impaired at June 30, 2014.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

Sales, calls and write-downs of investment securities available-for-sale resulted in the following gains and losses recorded in “net securities (losses) gains” on the consolidated statements of comprehensive income, computed based on the adjusted cost of the specific security.

	Six Months Ended June 30,
(in millions)	2014	2013
Securities gains	$1	$—
Securities losses (a)	—	(2)
Net securities (losses) gains	$1	$(2)
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

(in millions)
June 30, 2014	Amortized Cost	Fair Value
Contractual maturity
Within one year	$154	$154
After one year through five years	287	289
After five years through ten years	294	306
After ten years	8,538	8,535
Subtotal	9,273	9,284
Equity and other non-debt securities	253	250
Total investment securities available-for-sale	$9,526	$9,534
Included in the contractual maturity distribution in the table above were auction-rate securities with a total amortized cost and fair value of $24 million and $23 million, respectively. Auction-rate securities are long-term, floating rate instruments for which interest rates are reset at periodic auctions. At each successful auction, the Corporation has the option to sell the security at par value. Additionally, the issuers of auction-rate securities generally have the right to redeem or refinance the debt. As a result, the expected life of auction-rate securities may differ significantly from the contractual life. Also included in the table above were residential mortgage-backed securities with total amortized cost and fair value of $9.1 billion. The actual cash flows of mortgage-backed securities may differ from contractual maturity as the borrowers of the underlying loans may exercise prepayment options.
At June 30, 2014, investment securities with a carrying value of $3.3 billion were pledged where permitted or required by law to secure $2.1 billion of liabilities, primarily public and other deposits of state and local government agencies and derivative instruments.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

NOTE 4 – CREDIT QUALITY AND ALLOWANCE FOR CREDIT LOSSES
The following table presents an aging analysis of the recorded balance of loans.

	Loans Past Due and Still Accruing
(in millions)	30-59 Days	60-89 Days	90 Days or More	Total	Nonaccrual Loans	Current Loans (c)	Total Loans
June 30, 2014
Business loans:
Commercial	$12	$26	$—	$38	$72	$30,876	$30,986
Real estate construction:
Commercial Real Estate business line (a)	—	—	—	—	18	1,583	1,601
Other business lines (b)	25	—	—	25	1	312	338
Total real estate construction	25	—	—	25	19	1,895	1,939
Commercial mortgage:
Commercial Real Estate business line (a)	5	2	—	7	57	1,712	1,776
Other business lines (b)	19	8	5	32	99	6,840	6,971
Total commercial mortgage	24	10	5	39	156	8,552	8,747
Lease financing	—	—	—	—	—	822	822
International	—	—	1	1	—	1,351	1,352
Total business loans	61	36	6	103	247	43,496	43,846
Retail loans:
Residential mortgage	9	2	—	11	45	1,719	1,775
Consumer:
Home equity	7	2	1	10	32	1,532	1,574
Other consumer	1	—	—	1	2	684	687
Total consumer	8	2	1	11	34	2,216	2,261
Total retail loans	17	4	1	22	79	3,935	4,036
Total loans	$78	$40	$7	$125	$326	$47,431	$47,882
December 31, 2013
Business loans:
Commercial	$36	$17	$4	$57	$81	$28,677	$28,815
Real estate construction:
Commercial Real Estate business line (a)	—	—	—	—	20	1,427	1,447
Other business lines (b)	—	—	—	—	1	314	315
Total real estate construction	—	—	—	—	21	1,741	1,762
Commercial mortgage:
Commercial Real Estate business line (a)	9	1	—	10	51	1,617	1,678
Other business lines (b)	27	6	4	37	105	6,967	7,109
Total commercial mortgage	36	7	4	47	156	8,584	8,787
Lease financing	—	—	—	—	—	845	845
International	—	—	3	3	4	1,320	1,327
Total business loans	72	24	11	107	262	41,167	41,536
Retail loans:
Residential mortgage	15	3	—	18	53	1,626	1,697
Consumer:
Home equity	6	2	—	8	33	1,476	1,517
Other consumer	4	1	5	10	2	708	720
Total consumer	10	3	5	18	35	2,184	2,237
Total retail loans	25	6	5	36	88	3,810	3,934
Total loans	$97	$30	$16	$143	$350	$44,977	$45,470

(a)	Primarily loans to real estate developers.

(b)	Primarily loans secured by owner-occupied real estate.

(c)	Included purchased credit-impaired (PCI) loans with a total carrying value of $3 million at June 30, 2014 and $5 million at December 31, 2013.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

The following table presents loans by credit quality indicator, based on internal risk ratings assigned to each business loan at the time of approval and subjected to subsequent reviews, generally at least annually, and to pools of retail loans with similar risk characteristics.

	Internally Assigned Rating
(in millions)	Pass (a)	Special Mention (b)	Substandard (c)	Nonaccrual (d)	Total
June 30, 2014
Business loans:
Commercial	$29,547	$600	$767	$72	$30,986
Real estate construction:
Commercial Real Estate business line (e)	1,560	23	—	18	1,601
Other business lines (f)	337	—	—	1	338
Total real estate construction	1,897	23	—	19	1,939
Commercial mortgage:
Commercial Real Estate business line (e)	1,609	63	47	57	1,776
Other business lines (f)	6,555	129	188	99	6,971
Total commercial mortgage	8,164	192	235	156	8,747
Lease financing	818	2	2	—	822
International	1,334	9	9	—	1,352
Total business loans	41,760	826	1,013	247	43,846
Retail loans:
Residential mortgage	1,721	3	6	45	1,775
Consumer:
Home equity	1,532	3	7	32	1,574
Other consumer	681	3	1	2	687
Total consumer	2,213	6	8	34	2,261
Total retail loans	3,934	9	14	79	4,036
Total loans	$45,694	$835	$1,027	$326	$47,882
December 31, 2013
Business loans:
Commercial	$27,470	$590	$674	$81	$28,815
Real estate construction:
Commercial Real Estate business line (e)	1,399	13	15	20	1,447
Other business lines (f)	314	—	—	1	315
Total real estate construction	1,713	13	15	21	1,762
Commercial mortgage:
Commercial Real Estate business line (e)	1,474	92	61	51	1,678
Other business lines (f)	6,596	145	263	105	7,109
Total commercial mortgage	8,070	237	324	156	8,787
Lease financing	841	3	1	—	845
International	1,298	7	18	4	1,327
Total business loans	39,392	850	1,032	262	41,536
Retail loans:
Residential mortgage	1,635	3	6	53	1,697
Consumer:
Home equity	1,475	4	5	33	1,517
Other consumer	708	3	7	2	720
Total consumer	2,183	7	12	35	2,237
Total retail loans	3,818	10	18	88	3,934
Total loans	$43,210	$860	$1,050	$350	$45,470

(a)	Includes all loans not included in the categories of special mention, substandard or nonaccrual.

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

(e)	Primarily loans to real estate developers.

(f)	Primarily loans secured by owner-occupied real estate.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

The following table summarizes nonperforming assets.

(in millions)	June 30, 2014	December 31, 2013
Nonaccrual loans	$326	$350
Reduced-rate loans (a)	21	24
Total nonperforming loans	347	374
Foreclosed property	13	9
Total nonperforming assets	$360	$383

(a)
Reduced-rate business loans totaled $4 million at both June 30, 2014 and December 31, 2013, and reduced-rate retail loans totaled $17 million and $20 million at June 30, 2014 and December 31, 2013, respectively.

Allowance for Credit Losses
The following table details the changes in the allowance for loan losses and related loan amounts.

	2014			2013
(in millions)	Business Loans	Retail Loans	Total	Business Loans	Retail Loans	Total
Three Months Ended June 30
Allowance for loan losses:
Balance at beginning of period	$530	$64	$594	$544	$73	$617
Loan charge-offs	(24)	(4)	(28)	(30)	(5)	(35)
Recoveries on loans previously charged-off	15	4	19	15	3	18
Net loan charge-offs	(9)	—	(9)	(15)	(2)	(17)
Provision for loan losses	7	(1)	6	13	—	13
Balance at end of period	$528	$63	$591	$542	$71	$613

Six Months Ended June 30
Allowance for loan losses:
Balance at beginning of period	$531	$67	$598	$552	$77	$629
Loan charge-offs	(51)	(7)	(58)	(64)	(9)	(73)
Recoveries on loans previously charged-off	31	6	37	27	5	32
Net loan charge-offs	(20)	(1)	(21)	(37)	(4)	(41)
Provision for loan losses	17	(3)	14	27	(2)	25
Balance at end of period	$528	$63	$591	$542	$71	$613

As a percentage of total loans	1.21%	1.55%	1.23%	1.30%	1.91%	1.35%

June 30
Allowance for loan losses:
Individually evaluated for impairment	$39	$—	$39	$56	$—	$56
Collectively evaluated for impairment	489	63	552	486	71	557
Total allowance for loan losses	$528	$63	$591	$542	$71	$613
Loans:
Individually evaluated for impairment	$215	$45	$260	$314	$42	$356
Collectively evaluated for impairment	43,631	3,988	47,619	41,390	3,688	45,078
PCI loans (a)	—	3	3	20	5	25
Total loans evaluated for impairment	$43,846	$4,036	$47,882	$41,724	$3,735	$45,459
(a)    No allowance for loan losses was required for PCI loans at June 30, 2014 and 2013.
Changes in the allowance for credit losses on lending-related commitments, included in "accrued expenses and other liabilities" on the consolidated balance sheets, are summarized in the following table.

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2014	2013	2014	2013
Balance at beginning of period	$37	$36	$36	$32
Provision for credit losses on lending-related commitments	5	—	6	4
Balance at end of period	$42	$36	$42	$36

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

Individually Evaluated Impaired Loans
The following table presents additional information regarding individually evaluated impaired loans.

	Recorded Investment In:
(in millions)	Impaired Loans with No Related Allowance	Impaired Loans with Related Allowance	Total Impaired Loans	Unpaid Principal Balance	Related Allowance for Loan Losses
June 30, 2014
Business loans:
Commercial	$3	$58	$61	$92	$11
Real estate construction:
Commercial Real Estate business line (a)	—	18	18	21	2
Other business lines (b)	—	—	—	1	—
Total real estate construction	—	18	18	22	2
Commercial mortgage:
Commercial Real Estate business line (a)	7	55	62	106	12
Other business lines (b)	2	70	72	96	14
Total commercial mortgage	9	125	134	202	26
International	2	—	2	2	—
Total business loans	14	201	215	318	39
Retail loans:
Residential mortgage	30	—	30	35	—
Consumer:
Home equity	10	—	10	15	—
Other consumer	5	—	5	5	—
Total consumer	15	—	15	20	—
Total retail loans (c)	45	—	45	55	—
Total individually evaluated impaired loans	$59	$201	$260	$373	$39
December 31, 2013
Business loans:
Commercial	$10	$64	$74	$121	$26
Real estate construction:
Commercial Real Estate business line (a)	—	20	20	24	3
Other business lines (b)	—	1	1	1	—
Total real estate construction	—	21	21	25	3
Commercial mortgage:
Commercial Real Estate business line (a)	—	60	60	104	12
Other business lines (b)	1	63	64	90	15
Total commercial mortgage	1	123	124	194	27
International	—	4	4	4	1
Total business loans	11	212	223	344	57
Retail loans:
Residential mortgage	35	—	35	42	—
Consumer:
Home equity	12	—	12	17	—
Other consumer	4	—	4	12	—
Total consumer	16	—	16	29	—
Total retail loans (c)	51	—	51	71	—
Total individually evaluated impaired loans	$62	$212	$274	$415	$57

(a)	Primarily loans to real estate developers.

(b)	Primarily loans secured by owner-occupied real estate.

(c)	Individually evaluated retail loans had no related allowance for loan losses, primarily due to policy changes which resulted in direct write-downs of restructured retail loans.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

The following table presents information regarding average individually evaluated impaired loans and the related interest recognized. Interest income recognized for the period primarily related to reduced-rate loans.

	Individually Evaluated Impaired Loans
	2014		2013
(in millions)	Average Balance for the Period	Interest Income Recognized for the Period	Average Balance for the Period	Interest Income Recognized for the Period
Three Months Ended June 30
Business loans:
Commercial	$56	$—	$103	$1
Real estate construction:
Commercial Real Estate business line (a)	17	—	26	—
Commercial mortgage:
Commercial Real Estate business line (a)	63	—	87	—
Other business lines (b)	71	1	119	1
Total commercial mortgage	134	1	206	1
International	2	—	—	—
Total business loans	209	1	335	2
Retail loans:
Residential mortgage	31	—	33	—
Consumer loans:
Home equity	12	—	5	—
Other consumer	4	—	4	—
Total consumer	16	—	9	—
Total retail loans	47	—	42	—
Total individually evaluated impaired loans	$256	$1	$377	$2
Six Months Ended June 30
Business loans:
Commercial	$62	$—	$108	$2
Real estate construction:
Commercial Real Estate business line (a)	18	—	26	—
Commercial mortgage:
Commercial Real Estate business line (a)	62	—	91	—
Other business lines (b)	70	2	120	1
Total commercial mortgage	132	2	211	1
Lease financing	—	—	1	—
International	2	—	—	—
Total business loans	214	2	346	3
Retail loans:
Residential mortgage	32	—	35	—
Consumer:
Home equity	12	—	6	—
Other consumer	4	—	4	—
Total consumer	16	—	10	—
Total retail loans	48	—	45	—
Total individually evaluated impaired loans	$262	$2	$391	$3

(a)	Primarily loans to real estate developers.

(b)	Primarily loans secured by owner-occupied real estate.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

Troubled Debt Restructurings
The following tables detail the recorded balance at June 30, 2014 and 2013 of loans considered to be TDRs that were restructured during the three- and six-month periods ended June 30, 2014 and 2013, by type of modification. In cases of loans with more than one type of modification, the loans were categorized based on the most significant modification.

	2014			2013
	Type of Modification			Type of Modification
(in millions)	Principal Deferrals (a)	Interest Rate Reductions	Total Modifications	Principal Deferrals (a)		Interest Rate Reductions	AB Note Restructures (b)	Total Modifications
Three Months Ended June 30
Business loans:
Commercial	$—	$—	$—	$4		$—	$9	$13
Commercial mortgage:
Commercial Real Estate business line (c)	—	—	—	5		—	—	5
Other business lines (d)	—	—	—	5		—	—	5
Total commercial mortgage	—	—	—	10		—	—	10
Total business loans	—	—	—	14		—	9	23
Retail loans:
Residential mortgage	—	—	—	1	(e)	1	—	2
Consumer:
Home equity	—	1	1	1	(e)	1	—	2
Total retail loans	—	1	1	2		2	—	4
Total loans	$—	$1	$1	$16		$2	$9	$27
Six Months Ended June 30
Business loans:
Commercial	$1	$—	$1	$11		$—	$9	$20
Commercial mortgage:
Commercial Real Estate business line (c)	—	—	—	21		—	—	21
Other business lines (d)	8	—	8	11		—	10	21
Total commercial mortgage	8	—	8	32		—	10	42
International	1	—	1	—		—	—	—
Total business loans	10	—	10	43		—	19	62
Retail loans:
Residential mortgage	—	—	—	1	(e)	1	—	2
Consumer:
Home equity	—	2	2	2	(e)	1	—	3
Other consumer	—	—	—	1	(e)	—	—	1
Total consumer	—	2	2	3		1	—	4
Total retail loans	—	2	2	4		2	—	6
Total loans	$10	$2	$12	$47		$2	$19	$68

(a)	Primarily represents loan balances where terms were extended 90 days or more at or above contractual interest rates.

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
At June 30, 2014 and December 31, 2013, commitments to lend additional funds to borrowers whose terms have been modified in TDRs totaled zero and $4 million, respectively.
The majority of the modifications considered to be TDRs that occurred during the six months ended June 30, 2014 and 2013 were principal deferrals. The Corporation charges interest on principal balances outstanding during deferral periods. Additionally, none of the modifications involved forgiveness of principal. As a result, the current and future financial effects of the recorded balance of loans considered to be TDRs that were restructured during the six months ended June 30, 2014 and 2013 were insignificant.
On an ongoing basis, the Corporation monitors the performance of modified loans to their restructured terms. In the event of a subsequent default, the allowance for loan losses continues to be reassessed on the basis of an individual evaluation of the loan.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

The following table presents information regarding the recorded balance at June 30, 2014 and 2013 of loans modified by principal deferral during the twelve months ended June 30, 2014 and 2013, and those principal deferrals which experienced a subsequent default during the three- and six-month periods ended June 30, 2014 and 2013. For principal deferrals, incremental deterioration in the credit quality of the loan, represented by a downgrade in the risk rating of the loan, for example, due to missed interest payments or a reduction of collateral value, is considered a subsequent default.

	2014				2013
(in millions)	Balance at June 30		Subsequent Default in the Three Months Ended June 30	Subsequent Default in the Six Months Ended June 30	Balance at June 30		Subsequent Default in the Three Months Ended June 30	Subsequent Default in the Six Months Ended June 30
Principal deferrals:
Business loans:
Commercial	$12		$—	$2	$14		$11	$12
Real estate construction:
Commercial Real Estate business line (a)	—		—	—	1		—	—
Commercial mortgage:
Commercial Real Estate business line (a)	17		—	—	27		—	16
Other business lines (b)	11		—	—	19		4	7
Total commercial mortgage	28		—	—	46		4	23
International	1		—	—	—		—	—
Total business loans	41		—	2	61		15	35
Retail loans:
Residential mortgage	2	(c)	—	—	5	(c)	—	—
Consumer:
Home equity	4	(c)	—	—	5	(c)	—	—
Other consumer	1	(c)	—	—	2	(c)	—	—
Total consumer	5		—	—	7		—	—
Total retail loans	7		—	—	12		—	—
Total principal deferrals	$48		$—	$2	$73		$15	$35

(a)	Primarily loans to real estate developers.

(b)	Primarily loans secured by owner-occupied real estate.

(c)	Includes bankruptcy loans for which the court has discharged the borrower's obligation and the borrower has not reaffirmed the debt.
During the twelve months ended June 30, 2014 and 2013, loans with a carrying value of $5 million and $2 million, respectively, were modified by interest rate reduction. During the twelve months ended June 30, 2013, loans with a carrying value of $38 million were restructured into two notes (AB note restructures). For reduced-rate loans and AB note restructures, a subsequent payment default is defined in terms of delinquency, when a principal or interest payment is 90 days past due. There were no subsequent payment defaults of reduced-rate loans or AB note restructures during the three- and six-month periods ended June 30, 2014 and 2013.
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
No allowance for loan losses was required on the acquired PCI loan pools at both June 30, 2014 and December 31, 2013. The carrying amount of acquired PCI loans included in the consolidated balance sheet and the related outstanding balance at June 30, 2014 and December 31, 2013 were as follows.

(in millions)	June 30, 2014	December 31, 2013
Acquired PCI loans:
Carrying amount	$3	$5
Outstanding balance (principal and unpaid interest)	18	46

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

Changes in the accretable yield for acquired PCI loans for the three- and six-month periods ended June 30, 2014 and 2013 were as follows.

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2014	2013	2014	2013
Balance at beginning of period	$11	$12	$15	$16
Reclassifications from nonaccretable	4	—	9	—
Accretion	(9)	(2)	(18)	(6)
Balance at end of period	$6	$10	$6	$10
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
Credit risk is the possible loss that may occur in the event of nonperformance by the counterparty to a financial instrument. The Corporation attempts to minimize credit risk arising from customer-initiated derivatives by evaluating the creditworthiness of each customer, adhering to the same credit approval process used for traditional lending activities and obtaining collateral as deemed necessary. Derivatives with dealer counterparties are either cleared through a clearinghouse or settled directly with a single counterparty. For derivatives settled directly with dealer counterparties, the Corporation utilizes counterparty risk limits and monitoring procedures as well as master netting arrangements and bilateral collateral agreements to facilitate the management of credit risk. Master netting arrangements effectively reduce credit risk by permitting settlement of positive and negative positions and offset cash collateral held with the same counterparty on a net basis. Bilateral collateral agreements require daily exchange of cash or highly rated securities issued by the U.S. Treasury or other U.S. government entities to collateralize amounts due to either party beyond certain risk limits. At June 30, 2014, counterparties with bilateral collateral agreements had pledged $88 million of marketable investment securities and deposited $1 million of cash with the Corporation to secure the fair value of contracts in an unrealized gain position, and the Corporation had pledged $54 million of investment securities and posted $44 million of cash as collateral for contracts in an unrealized loss position. For those counterparties not covered under bilateral collateral agreements, collateral is obtained, if deemed necessary, based on the results of management’s credit evaluation of the counterparty. Collateral varies, but may include cash, investment securities, accounts receivable, equipment or real estate. Included in the fair value of derivative instruments are credit valuation adjustments reflecting counterparty credit risk. These adjustments are determined by applying a credit spread for the counterparty or the Corporation, as appropriate, to the total expected exposure of the derivative.
The aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a liability position on June 30, 2014 was $17 million, for which the Corporation had pledged collateral of $7 million in the normal course of business. The credit-risk-related contingent features require the Corporation’s debt to maintain an investment grade credit rating from each of the major credit rating agencies. If the Corporation’s debt were to fall below investment grade, the counterparties to the derivative instruments could require additional overnight collateral on derivative instruments in net liability positions. If the credit-risk-related contingent features underlying these agreements had been triggered on June 30, 2014, the Corporation would have been required to assign an additional $10 million of collateral to its counterparties.
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

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

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

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

The following table presents the composition of the Corporation’s derivative instruments held or issued for risk management purposes or in connection with customer-initiated and other activities at June 30, 2014 and December 31, 2013. The table excludes commitments, warrants accounted for as derivatives and a derivative related to the Corporation’s 2008 sale of its remaining ownership of Visa shares.

	June 30, 2014			December 31, 2013
		Fair Value			Fair Value
(in millions)	Notional/ Contract Amount (a)	Gross Derivative Assets	Gross Derivative Liabilities	Notional/ Contract Amount (a)	Gross Derivative Assets	Gross Derivative Liabilities
Risk management purposes
Derivatives designated as hedging instruments
Interest rate contracts:
Swaps - fair value - receive fixed/pay floating	$1,550	$181	$—	$1,450	$198	$—
Derivatives used as economic hedges
Foreign exchange contracts:
Spot, forwards and swaps	535	1	1	253	1	—
Total risk management purposes	2,085	182	1	1,703	199	—
Customer-initiated and other activities
Interest rate contracts:
Caps and floors written	275	—	1	277	—	1
Caps and floors purchased	275	1	—	277	1	—
Swaps	11,412	162	114	11,143	181	132
Total interest rate contracts	11,962	163	115	11,697	182	133
Energy contracts:
Caps and floors written	1,427	4	53	1,325	1	48
Caps and floors purchased	1,427	53	4	1,325	48	1
Swaps	2,724	96	94	2,724	56	53
Total energy contracts	5,578	153	151	5,374	105	102
Foreign exchange contracts:
Spot, forwards, options and swaps	2,042	19	19	1,764	14	14
Total customer-initiated and other activities	19,582	335	285	18,835	301	249
Total gross derivatives	$21,667	517	286	$20,538	500	249
Amounts offset in the consolidated balance sheets:
Netting adjustment - Offsetting derivative assets/liabilities		(158)	(158)		(187)	(187)
Netting adjustment - Cash collateral received/posted		(1)	(35)		(2)	(10)
Net derivatives included in the consolidated balance sheets (b)		358	93		311	52
Amounts not offset in the consolidated balance sheets:
Marketable securities pledged under bilateral collateral agreements		(86)	(52)		(138)	(10)
Net derivatives after deducting amounts not offset in the consolidated balance sheets		$272	$41		$173	$42

(a)
Notional or contractual amounts, which represent the extent of involvement in the derivatives market, are used to determine the contractual cash flows required in accordance with the terms of the agreement. These amounts are typically not exchanged, significantly exceed amounts subject to credit or market risk and are not reflected in the consolidated balance sheets.

(b)
Net derivative assets are included in “accrued income and other assets” and net derivative liabilities are included in “accrued expenses and other liabilities” on the consolidated balance sheets. Included in the fair value of net derivative assets and net derivative liabilities are credit valuation adjustments reflecting counterparty credit risk and credit risk of the Corporation. The fair value of net derivative assets included credit valuation adjustments for counterparty credit risk totaled $2 million at both June 30, 2014 and December 31, 2013.

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
As part of a fair value hedging strategy, the Corporation entered into interest rate swap agreements for interest rate risk management purposes. These interest rate swap agreements effectively modify the Corporation’s exposure to interest rate risk by converting fixed-rate debt to a floating rate. These agreements involve the receipt of fixed-rate interest amounts in exchange for floating-rate interest payments over the life of the agreement, without an exchange of the underlying principal amount. Risk management fair value interest rate swaps generated net interest income of $18 million for both the three-month periods ended June 30, 2014 and 2013 and $36 million for both the six-month periods ended June 30, 2014 and 2013. The Corporation recognized an insignificant amount of net gains (losses) in "other noninterest income" in the consolidated statements of comprehensive income for the ineffective portion of risk management derivative instruments designated as fair value hedges of fixed-rate debt for each of the three- and six-month periods ended June 30, 2014 and 2013.
Foreign exchange rate risk arises from changes in the value of certain assets and liabilities denominated in foreign currencies. The Corporation employs spot and forward contracts in addition to swap contracts to manage exposure to these and other risks. The Corporation recognized an insignificant amount of net gains on risk management derivative instruments used as economic hedges in "other noninterest income" in the consolidated statements of comprehensive income for each of the three- and six-month periods ended June 30, 2014 and 2013.
 The following table summarizes the expected weighted average remaining maturity of the notional amount of risk management interest rate swaps and the weighted average interest rates associated with amounts expected to be received or paid on interest rate swap agreements as of June 30, 2014 and December 31, 2013.

		Weighted Average
(dollar amounts in millions)	Notional Amount	Remaining Maturity (in years)	Receive Rate	Pay Rate (a)
June 30, 2014
Swaps - fair value - receive fixed/pay floating rate
Medium- and long-term debt designation	$1,550	3.9	4.66%	0.37%
December 31, 2013
Swaps - fair value - receive fixed/pay floating rate
Medium- and long-term debt designation	1,450	3.4	5.45	0.38

(a)	Variable rates paid on receive fixed swaps are based on six-month LIBOR rates in effect at June 30, 2014 and December 31, 2013.
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
For customer-initiated foreign exchange contracts where offsetting positions have not been taken, the Corporation manages the remaining inherent market risk through individual foreign currency position limits and aggregate value-at-risk limits. These limits are established annually and reviewed quarterly. For those customer-initiated derivative contracts which were not offset or where the Corporation holds a speculative position within the limits described above, the Corporation recognized an insignificant amount of net gains in “other noninterest income” in the consolidated statements of comprehensive income for each of the three- and six-month periods ended June 30, 2014 and 2013.

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

		Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	Location of Gain	2014	2013	2014	2013
Interest rate contracts	Other noninterest income	$4	$6	$8	$9
Energy contracts	Other noninterest income	—	1	—	2
Foreign exchange contracts	Foreign exchange income	11	9	20	18
Total		$15	$16	$28	$29
Credit-Related Financial Instruments
The Corporation issues off-balance sheet financial instruments in connection with commercial and consumer lending activities. The Corporation’s credit risk associated with these instruments is represented by the contractual amounts indicated in the following table.

(in millions)	June 30, 2014	December 31, 2013
Unused commitments to extend credit:
Commercial and other	$27,043	$27,728
Bankcard, revolving check credit and home equity loan commitments	2,067	1,889
Total unused commitments to extend credit	$29,110	$29,617
Standby letters of credit	$3,949	$4,297
Commercial letters of credit	85	103
Other credit-related financial instruments	2	2
The Corporation maintains an allowance to cover probable credit losses inherent in lending-related commitments, including unused commitments to extend credit, letters of credit and financial guarantees. At June 30, 2014 and December 31, 2013, the allowance for credit losses on lending-related commitments, included in “accrued expenses and other liabilities” on the consolidated balance sheets, was $42 million and $36 million, respectively.
Unused Commitments to Extend Credit
Commitments to extend credit are legally binding agreements to lend to a customer, provided there is no violation of any condition established in the contract. These commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many commitments expire without being drawn upon, the total contractual amount of commitments does not necessarily represent future cash requirements of the Corporation. Commercial and other unused commitments are primarily variable rate commitments. The allowance for credit losses on lending-related commitments included $28 million at both June 30, 2014 and December 31, 2013, for probable credit losses inherent in the Corporation’s unused commitments to extend credit.
Standby and Commercial Letters of Credit
Standby letters of credit represent conditional obligations of the Corporation which guarantee the performance of a customer to a third party. Standby letters of credit are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing and similar transactions. Commercial letters of credit are issued to finance foreign or domestic trade transactions. These contracts expire in decreasing amounts through the year 2022. The Corporation may enter into participation arrangements with third parties that effectively reduce the maximum amount of future payments which may be required under standby and commercial letters of credit. These risk participations covered $261 million and $259 million, respectively, of the $4.0 billion and $4.4 billion standby and commercial letters of credit outstanding at June 30, 2014 and December 31, 2013, respectively.
The carrying value of the Corporation’s standby and commercial letters of credit, included in “accrued expenses and other liabilities” on the consolidated balance sheets, totaled $64 million at June 30, 2014, including $50 million in deferred fees and $14 million in the allowance for credit losses on lending-related commitments. At December 31, 2013, the comparable amounts were $59 million, $51 million and $8 million, respectively.
The following table presents a summary of criticized standby and commercial letters of credit at June 30, 2014 and December 31, 2013. The Corporation's criticized list is generally consistent with the Special mention, Substandard and Doubtful

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

categories defined by regulatory authorities. The Corporation manages credit risk through underwriting, periodically reviewing and approving its credit exposures using Board committee approved credit policies and guidelines.

(dollar amounts in millions)	June 30, 2014	December 31, 2013
Total criticized standby and commercial letters of credit	$85	$69
As a percentage of total outstanding standby and commercial letters of credit	2.1%	1.6%
Other Credit-Related Financial Instruments
The Corporation enters into credit risk participation agreements, under which the Corporation assumes credit exposure associated with a borrower’s performance related to certain interest rate derivative contracts. The Corporation is not a party to the interest rate derivative contracts and only enters into these credit risk participation agreements in instances in which the Corporation is also a party to the related loan participation agreement for such borrowers. The Corporation manages its credit risk on the credit risk participation agreements by monitoring the creditworthiness of the borrowers, which is based on the normal credit review process had it entered into the derivative instruments directly with the borrower. The notional amount of such credit risk participation agreement reflects the pro-rata share of the derivative instrument, consistent with its share of the related participated loan. As of June 30, 2014 and December 31, 2013, the total notional amount of the credit risk participation agreements was approximately $549 million and $614 million, respectively, and the fair value, included in customer-initiated interest rate contracts recorded in "accrued expenses and other liabilities" on the consolidated balance sheets, was insignificant for each period. The maximum estimated exposure to these agreements, as measured by projecting a maximum value of the guaranteed derivative instruments, assuming 100 percent default by all obligors on the maximum values, was approximately $7 million at both June 30, 2014 and December 31, 2013. In the event of default, the lead bank has the ability to liquidate the assets of the borrower, in which case the lead bank would be required to return a percentage of the recouped assets to the participating banks. As of June 30, 2014, the weighted average remaining maturity of outstanding credit risk participation agreements was 2.8 years.
In 2008, the Corporation sold its remaining ownership of Visa Class B shares and entered into a derivative contract. Under the terms of the derivative contract, the Corporation will compensate the counterparty primarily for dilutive adjustments made to the conversion factor of the Visa Class B shares to Class A shares based on the ultimate outcome of litigation involving Visa. Conversely, the Corporation will be compensated by the counterparty for any increase in the conversion factor from anti-dilutive adjustments. The notional amount of the derivative contract was equivalent to approximately 780,000 Visa Class B shares. The fair value of the derivative liability, included in "accrued expenses and other liabilities" on the consolidated balance sheets, was $2 million at both June 30, 2014 and December 31, 2013.
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
The Corporation accounts for its interests in LIHTC entities using the proportional amortization method. Exposure to loss as a result of the Corporation’s involvement with LIHTC entities at June 30, 2014 was limited to approximately $375 million. Ownership interests in other community development projects which generate similar tax credits to investors (other tax credit entities) are accounted for under either the cost or equity method. Exposure to loss as a result of the Corporation's involvement in other tax credit entities at June 30, 2014 was limited to approximately $12 million.
Investment balances, including all legally binding commitments to fund future investments, are included in “accrued income and other assets” on the consolidated balance sheets. A liability is recognized in “accrued expenses and other liabilities” on the consolidated balance sheets for all legally binding unfunded commitments to fund tax credit entities ($128 million at June 30, 2014). Amortization and other write-downs of LIHTC investments are presented on a net basis as a component of the "provision

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

for income taxes" on the consolidated statements of comprehensive income, while amortization and write-downs of other tax credit investments are recorded in “other noninterest income." The income tax credits and deductions are recorded as a reduction of income tax expense and a reduction of federal income taxes payable.
The Corporation provided no financial or other support that was not contractually required to any of the above VIEs during the six months ended June 30, 2014 and 2013.
The following table summarizes the impact of these tax credit entities on line items on the Corporation’s consolidated statements of comprehensive income.

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2014	2013	2014	2013
Other noninterest income:
Amortization of other tax credit investments	$(1)	$1	$(3)	$—
Provision for income taxes:
Amortization of LIHTC investments	14	14	28	27
Low income housing tax credits	(14)	(14)	(28)	(28)
Other tax benefits related to tax credit entities	(7)	(5)	(13)	(10)
Total provision for income taxes	$(7)	$(5)	(13)	(11)
For further information on the Corporation’s consolidation policy, see Note 1 to these unaudited consolidated financial statements and Note 1 to the consolidated financial statements in the Corporation's 2013 Annual Report.
NOTE 7 - MEDIUM- AND LONG-TERM DEBT
Medium- and long-term debt is summarized as follows:

(in millions)	June 30, 2014	December 31, 2013
Parent company
Subordinated notes:
4.80% subordinated notes due 2015 (a)	$311	$318
Medium-term notes:
3.00% notes due 2015	300	299
2.125% notes due 2019 (a)	349	—
Total parent company	960	617
Subsidiaries
Subordinated notes:
5.70% subordinated notes due 2014 (a)	—	255
8.375% subordinated notes due 2014	182	183
5.75% subordinated notes due 2016 (a)	676	681
5.20% subordinated notes due 2017 (a)	559	566
7.875% subordinated notes due 2026 (a)	221	213
Total subordinated notes	1,638	1,898
Federal Home Loan Bank advance:
Floating-rate based on LIBOR indices due 2014	—	1,000
Other notes:
6.0% - 6.4% fixed-rate notes due 2020	22	28
Total subsidiaries	1,660	2,926
Total medium- and long-term debt	$2,620	$3,543

(a)	The carrying value of medium- and long-term debt has been adjusted to reflect the gain attributable to the risk hedged with interest rate swaps.
Subordinated notes with remaining maturities greater than one year qualify as Tier 2 capital.
Comerica Bank (the Bank) is a member of the FHLB, which provides short- and long-term funding to its members through advances collateralized by real estate-related assets. Actual borrowing capacity is contingent on the amount of collateral available to be pledged to the FHLB. At June 30, 2014, $14 billion of real estate-related loans were pledged to the FHLB as blanket collateral for potential future borrowings.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

In the second quarter 2014, the Corporation issued $350 million of 2.125% senior notes due 2019, which were swapped to a floating rate based on six-month LIBOR. Proceeds will be used for general corporate purposes. The Corporation also announced the intention to call, at their par value of $150 million, the 8.375% subordinated notes, originally due in 2024, on July 15, 2014.
For additional information about medium- and long-term debt, refer to Note 14 - Subsequent Events.
NOTE 8 - ACCUMULATED OTHER COMPREHENSIVE LOSS
The following table presents a reconciliation of the changes in the components of accumulated other comprehensive loss and details the components of other comprehensive income (loss) for the six months ended June 30, 2014 and 2013, including the amount of income tax expense (benefit) allocated to each component of other comprehensive income (loss).

	Six Months Ended June 30,
(in millions)	2014	2013
Accumulated net unrealized gains (losses) on investment securities available-for-sale:
Balance at beginning of period, net of tax	$(68)	$150

Net unrealized holding gains (losses) arising during the period	116	(242)
Less: Provision (benefit) for income taxes	41	(89)
Net unrealized holding gains (losses) arising during the period, net of tax	75	(153)
Less:
Net realized gains included in net securities gains	1	—
Less: Provision for income taxes	—	—
Reclassification adjustment for net securities gains included in net income, net of tax	1	—
Change in net unrealized gains (losses) on investment securities available-for-sale, net of tax	74	(153)
Balance at end of period, net of tax	$6	$(3)

Accumulated defined benefit pension and other postretirement plans adjustment:
Balance at beginning of period, net of tax	$(323)	$(563)

Amortization of actuarial net loss	18	44
Amortization of prior service cost	1	1
Amounts recognized in salaries and benefits expense	19	45
Less: Provision for income taxes	6	17
Change in defined benefit pension and other postretirement plans adjustment, net of tax	13	28
Balance at end of period, net of tax	$(310)	$(535)
Total accumulated other comprehensive loss at end of period, net of tax	$(304)	$(538)

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

NOTE 9 - NET INCOME PER COMMON SHARE
Basic and diluted net income per common share are presented in the following table.

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except per share data)	2014	2013	2014	2013
Basic and diluted
Net income	$151	$143	$290	$277
Less:
Income allocated to participating securities	2	2	4	4
Net income attributable to common shares	$149	$141	$286	$273

Basic average common shares	179	183	180	184

Basic net income per common share	$0.83	$0.77	$1.59	$1.48

Basic average common shares	179	183	180	184
Dilutive common stock equivalents:
Net effect of the assumed exercise of stock options	2	1	2	1
Net effect of the assumed exercise of warrants	5	3	4	2
Diluted average common shares	186	187	186	187

Diluted net income per common share	$0.80	$0.76	$1.54	$1.46
The following average shares related to outstanding options to purchase shares of common stock were not included in the computation of diluted net income per common share because the prices of the options were greater than the average market price of common shares for the period.

	Three Months Ended June 30,		Six Months Ended June 30,
(shares in millions)	2014	2013	2014	2013
Average outstanding options	7.2	12.2	7.9	13.6
Range of exercise prices	$49.22 - $60.82	$37.45 - $61.94	$48.17 - $61.94	$34.78 - $61.94
NOTE 10 - EMPLOYEE BENEFIT PLANS
Net periodic benefit costs are charged to "employee benefits expense" on the consolidated statements of comprehensive income. The components of net periodic benefit cost for the Corporation's qualified pension plan, non-qualified pension plan and postretirement benefit plan are as follows.

Qualified Defined Benefit Pension Plan	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2014	2013	2014	2013
Service cost	$8	$10	$15	$19
Interest cost	22	20	44	39
Expected return on plan assets	(33)	(33)	(66)	(66)
Amortization of prior service cost	2	1	3	2
Amortization of net loss	7	19	15	38
Net periodic defined benefit cost	$6	$17	$11	$32

Non-Qualified Defined Benefit Pension Plan	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2014	2013	2014	2013
Service cost	$1	$1	$2	$2
Interest cost	3	2	5	5
Amortization of prior service cost (credit)	(1)	(1)	(2)	(1)
Amortization of net loss	1	3	3	5
Net periodic defined benefit cost	$4	$5	$8	$11

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

Postretirement Benefit Plan	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2014	2013	2014	2013
Interest cost	$1	$1	$2	$2
Expected return on plan assets	(1)	(1)	(2)	(2)
Amortization of net loss	—	1	—	1
Net periodic postretirement benefit cost	$—	$1	$—	$1
For further information on the Corporation's employee benefit plans, refer to Note 17 to the consolidated financial statements in the Corporation's 2013 Annual Report.
NOTE 11 - INCOME TAXES AND TAX-RELATED ITEMS
Net unrecognized tax benefits were $11 million at both June 30, 2014 and December 31, 2013. The Corporation anticipates that it is reasonably possible that final settlement of federal and state tax issues will result in a decrease in net unrecognized tax benefits of $7 million within the next twelve months. Included in "accrued expense and other liabilities" on the consolidated balance sheets was a $2 million liability for tax-related interest and penalties at both June 30, 2014 and December 31, 2013.
Net deferred tax assets were $212 million at June 30, 2014, compared to $256 million at December 31, 2013. The decrease of $44 million in net deferred tax assets resulted primarily from a decrease in unrealized losses on investment securities available-for-sale recognized in other comprehensive income. Deferred tax assets were evaluated for realization and it was determined that no valuation allowance was needed at both June 30, 2014 and December 31, 2013. This conclusion was based on available evidence of loss carryback capacity, projected future reversals of existing taxable temporary differences and assumptions made regarding future events.
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
NOTE 12 - CONTINGENT LIABILITIES
Legal Proceedings
Comerica Bank, a wholly owned subsidiary of the Corporation, was sued in November 2011 as a third-party defendant in Butte Local Development v. Masters Group v. Comerica Bank (“the case”), for lender liability. The case was tried in January 2014, in the Montana Second District Judicial Court for Silver Bow County in Butte, Montana ("the court"). On January 17, 2014, a jury awarded Masters $52 million against the Bank. Following the jury’s decision on the case, the Corporation increased its reserve for litigation-related expense, effective as of December 31, 2013, to $52 million. The Corporation increased its reserve related to the case to $54 million in March 2014, to include additional attorney's fees and costs awarded by the court.
The Corporation believes that it has meritorious defenses and appellate issues for this litigation and has appealed to the Montana Supreme Court, the sole appellate court for the state of Montana. Oral arguments are scheduled for late September 2014.
The Corporation and certain of its subsidiaries are subject to various other pending or threatened legal proceedings arising out of the normal course of business or operations. The Corporation believes it has meritorious defenses to the claims asserted against it in its other currently outstanding legal proceedings and, with respect to such legal proceedings, intends to continue to defend itself vigorously, litigating or settling cases according to management’s judgment as to what is in the best interests of the Corporation and its shareholders. Settlement may result from the Corporation's determination that it may be more prudent financially to settle, rather than litigate, and should not be regarded as an admission of liability. On at least a quarterly basis, the Corporation assesses its potential liabilities and contingencies in connection with outstanding legal proceedings utilizing the latest information available. On a case-by-case basis, reserves are established for those legal claims for which it is probable that a loss will be incurred either as a result of a settlement or judgment, and the amount of such loss can be reasonably estimated. The actual costs of resolving these claims may be substantially higher or lower than the amounts reserved. Based on current knowledge, and after consultation with legal counsel, management believes that current reserves are adequate, and the amount of any incremental liability arising from these matters is not expected to have a material adverse effect on the Corporation’s consolidated financial condition,

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

consolidated results of operations or consolidated cash flows. Legal fees of $5 million and $7 million were included in "other noninterest expenses" on the consolidated statements of income for the three-month periods ended June 30, 2014 and 2013, respectively, and $10 million and $14 million for the six-month periods ended June 30, 2014 and 2013, respectively. For matters where a loss is not probable, the Corporation has not established legal reserves. The Corporation believes the estimate of the aggregate range of reasonably possible losses, in excess of reserves established, for all legal proceedings in which it is involved is from zero to approximately $43 million at June 30, 2014. This estimated aggregate range of reasonably possible losses is based upon currently available information for those proceedings in which the Corporation is involved, taking into account the Corporation’s best estimate of such losses for those cases for which such estimate can be made. For certain cases, the Corporation does not believe that an estimate can currently be made. The Corporation’s estimate involves significant judgment, given the varying stages of the proceedings (including the fact that many are currently in preliminary stages), the existence in certain proceedings of multiple defendants (including the Corporation) whose share of liability has yet to be determined, the numerous yet-unresolved issues in many of the proceedings (including issues regarding class certification and the scope of many of the claims) and the attendant uncertainty of the various potential outcomes of such proceedings. Accordingly, the Corporation’s estimate will change from time to time, and actual losses may be more or less than the current estimate.
In the event of unexpected future developments, it is possible that the ultimate resolution of these matters, if unfavorable, may be material to the Corporation's consolidated financial condition, consolidated results of operations or consolidated cash flows.
For information regarding income tax contingencies, refer to Note 11.
NOTE 13 - BUSINESS SEGMENT INFORMATION
The Corporation has strategically aligned its operations into three major business segments: the Business Bank, the Retail Bank and Wealth Management. These business segments are differentiated based on the type of customer and the related products and services provided. In addition to the three major business segments, the Finance Division is also reported as a segment. Business segment results are produced by the Corporation’s internal management accounting system. This system measures financial results based on the internal business unit structure of the Corporation. The performance of the business segments is not comparable with the Corporation's consolidated results and is not necessarily comparable with similar information for any other financial institution. Additionally, because of the interrelationships of the various segments, the information presented is not indicative of how the segments would perform if they operated as independent entities. The management accounting system assigns balance sheet and income statement items to each business segment using certain methodologies, which are regularly reviewed and refined. These methodologies may be modified as the management accounting system is enhanced and changes occur in the organizational structure and/or product lines. For comparability purposes, amounts in all periods are based on business segments and methodologies in effect at June 30, 2014.
In the second quarter 2014, the Corporation enhanced the approach used to determine the standard reserve factors used in estimating the allowance for credit losses, which had the effect of capturing certain elements in the standard reserve component that had formerly been included in the qualitative assessment. The impact of the change was largely neutral to the total allowance for loan losses at June 30, 2014. However, because standard reserves are allocated to the segments at the loan level, while qualitative reserves are allocated at the portfolio level, the impact of the methodology change on the allowance of each segment reflected the characteristics of the individual loans within each segment's portfolio, causing segment reserves to increase or decrease accordingly. As a result, the current year provision for credit losses within each segment is not comparable to prior period amounts.
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
Business segment financial results are as follows:

(dollar amounts in millions)	Business Bank	Retail Bank	Wealth Management	Finance	Other	Total
Six Months Ended June 30, 2014
Earnings summary:
Net interest income (expense) (FTE)	$747	$295	$92	$(318)	$12	$828
Provision for credit losses	48	(2)	(17)	—	(9)	20
Noninterest income	181	82	132	29	4	428
Noninterest expenses	289	342	157	5	17	810
Provision (benefit) for income taxes (FTE)	198	13	30	(111)	6	136
Net income (loss)	$393	$24	$54	$(183)	$2	$290
Net credit-related charge-offs (recoveries)	$18	$7	$(4)	$—	$—	$21

Selected average balances:
Assets	$36,686	$6,051	$4,968	$11,092	$5,997	$64,794
Loans	35,732	5,384	4,789	—	—	45,905
Deposits	27,204	21,505	3,822	305	243	53,079

Statistical data:
Return on average assets (a)	2.14%	0.22%	2.19%	N/M	N/M	0.90%
Efficiency ratio (b)	31.18	90.71	70.47	N/M	N/M	64.55

(dollar amounts in millions)	Business Bank	Retail Bank	Wealth Management	Finance	Other	Total
Six Months Ended June 30, 2013
Earnings summary:
Net interest income (expense) (FTE)	$748	$309	$92	$(333)	$15	$831
Provision for credit losses	31	11	(10)	—	(3)	29
Noninterest income	184	86	130	29	6	435
Noninterest expenses	293	352	157	5	25	832
Provision (benefit) for income taxes (FTE)	203	11	26	(112)	—	128
Net income (loss)	$405	$21	$49	$(197)	$(1)	$277
Net credit-related charge-offs	$28	$11	$2	$—	$—	$41

Selected average balances:
Assets	$35,896	$5,967	$4,783	$11,786	$5,301	$63,733
Loans	34,854	5,274	4,628	—	—	44,756
Deposits	25,752	21,145	3,691	303	204	51,095

Statistical data:
Return on average assets (a)	2.26%	0.19%	2.06%	N/M	N/M	0.87%
Efficiency ratio (b)	31.43	88.66	70.48	N/M	N/M	65.59

(a)	Return on average assets is calculated based on the greater of average assets or average liabilities and attributed equity.
(b)    Noninterest expenses as a percentage of the sum of net interest income (FTE) and noninterest income excluding net securities gains.
FTE – Fully Taxable Equivalent
N/M – not meaningful

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

The Corporation operates in three primary markets - Texas, California, and Michigan, as well as in Arizona and Florida, with select businesses operating in several other states, and in Canada and Mexico. The Corporation produces market segment results for the Corporation’s three primary geographic markets as well as Other Markets. Other Markets includes Florida, Arizona, the International Finance division and businesses with a national perspective. The Finance & Other category includes the Finance segment and the Other category as previously described. Market segment results are provided as supplemental information to the business segment results and may not meet all operating segment criteria as set forth in GAAP. For comparability purposes, amounts in all periods are based on market segments and methodologies in effect at June 30, 2014.
A discussion of the financial results and the factors impacting performance can be found in the section entitled "Market Segments" in the financial review.
Market segment financial results are as follows:

(dollar amounts in millions)	Michigan	California	Texas	Other Markets	Finance & Other	Total
Six Months Ended June 30, 2014
Earnings summary:
Net interest income (expense) (FTE)	$364	$349	$273	$148	$(306)	$828
Provision for credit losses	(5)	25	29	(20)	(9)	20
Noninterest income	182	72	62	79	33	428
Noninterest expenses	320	197	178	93	22	810
Provision (benefit) for income taxes (FTE)	82	74	46	39	(105)	136
Net income (loss)	$149	$125	$82	$115	$(181)	$290
Net credit-related charge-offs (recoveries)	$10	$15	$8	$(12)	$—	$21

Selected average balances:
Assets	$13,835	$15,429	$11,367	$7,074	$17,089	$64,794
Loans	13,478	15,133	10,667	6,627	—	45,905
Deposits	20,668	15,078	10,799	5,986	548	53,079

Statistical data:
Return on average assets (a)	1.37%	1.56%	1.37%	3.25%	N/M	0.90%
Efficiency ratio (b)	58.69	46.75	53.22	41.11	N/M	64.55

(dollar amounts in millions)	Michigan	California	Texas	Other Markets	Finance & Other	Total
Six Months Ended June 30, 2013
Earnings summary:
Net interest income (expense) (FTE)	$378	$344	$266	$161	$(318)	$831
Provision for credit losses	(4)	24	13	(1)	(3)	29
Noninterest income	180	71	65	84	35	435
Noninterest expenses	329	197	180	96	30	832
Provision (benefit) for income taxes (FTE)	82	71	48	39	(112)	128
Net income (loss)	$151	$123	$90	$111	$(198)	$277
Net credit-related charge-offs	$9	$22	$3	$7	$—	$41

Selected average balances:
Assets	$14,033	$13,976	$10,841	$7,796	$17,087	$63,733
Loans	13,626	13,728	10,125	7,277	—	44,756
Deposits	20,206	14,514	10,074	5,794	507	51,095

Statistical data:
Return on average assets (a)	1.42%	1.59%	1.59%	2.85%	N/M	0.87%
Efficiency ratio (b)	58.85	47.39	54.19	39.34	N/M	65.59

(a)	Return on average assets is calculated based on the greater of average assets or average liabilities and attributed equity.
(b)    Noninterest expenses as a percentage of the sum of net interest income (FTE) and noninterest income excluding net securities gains.
FTE – Fully Taxable Equivalent
N/M – not meaningful

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

NOTE 14 - SUBSEQUENT EVENTS
On July 15, 2014, the Corporation exercised its option to redeem, at par, $150 million of 8.375% subordinated notes. The notes were recorded at a carrying value of $182 million at June 30, 2014, which will result in a pretax gain in the third quarter 2014 of approximately $32 million, primarily from the recognition of the unamortized value of a related, previously terminated interest rate swap.
On July 22, 2014, the Corporation issued $250 million of 3.80% subordinated notes due July 22, 2026. The notes are not redeemable prior to maturity. Proceeds will be used for general corporate purposes.

ITEM 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations
FORWARD-LOOKING STATEMENTS
This report includes forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. In addition, the Corporation may make other written and oral communications from time to time that contain such statements. All statements regarding the Corporation's expected financial position, strategies and growth prospects and general economic conditions expected to exist in the future are forward-looking statements. The words, "anticipates," "believes," "contemplates," "feels," "expects," "estimates," "seeks," "strives," "plans," "intends," "outlook," "forecast," "position," "target," "mission," "assume," "achievable," "potential," "strategy," "goal," "aspiration," "opportunity," "initiative," "outcome," "continue," "remain," "maintain," "on course," "trend," "objective," "looks forward," "projects," "models," and variations of such words and similar expressions, or future or conditional verbs such as "will," "would," "should," "could," "might," "can," "may" or similar expressions, as they relate to the Corporation or its management, are intended to identify forward-looking statements. These forward-looking statements are predicated on the beliefs and assumptions of the Corporation's management based on information known to the Corporation's management as of the date of this report and do not purport to speak as of any other date. Forward-looking statements may include descriptions of plans and objectives of the Corporation's management for future or past operations, products or services, and forecasts of the Corporation's revenue, earnings or other measures of economic performance, including statements of profitability, business segments and subsidiaries, estimates of credit trends and global stability. Such statements reflect the view of the Corporation's management as of this date with respect to future events and are subject to risks and uncertainties. Should one or more of these risks materialize or should underlying beliefs or assumptions prove incorrect, the Corporation's actual results could differ materially from those discussed. Factors that could cause or contribute to such differences are changes in general economic, political or industry conditions; changes in monetary and fiscal policies, including changes in interest rates; volatility and disruptions in global capital and credit markets; changes in the Corporation's credit rating; the interdependence of financial service companies; changes in regulation or oversight; unfavorable developments concerning credit quality; the effects of more stringent capital or liquidity requirements; declines or other changes in the businesses or industries of the Corporation's customers; operational difficulties, failure of technology infrastructure or information security incidents; the implementation of the Corporation's strategies and business initiatives; the Corporation's ability to utilize technology to efficiently and effectively develop, market and deliver new products and services; changes in the financial markets, including fluctuations in interest rates and their impact on deposit pricing; competitive product and pricing pressures among financial institutions within the Corporation's markets; changes in customer behavior; any future strategic acquisitions or divestitures; management's ability to maintain and expand customer relationships; management's ability to retain key officers and employees; the impact of legal and regulatory proceedings or determinations; the effectiveness of methods of reducing risk exposures; the effects of terrorist activities and other hostilities; the effects of catastrophic events including, but not limited to, hurricanes, tornadoes, earthquakes, fires and floods; changes in accounting standards and the critical nature of the Corporation's accounting policies. The Corporation cautions that the foregoing list of factors is not exclusive. For discussion of factors that may cause actual results to differ from expectations, please refer to our filings with the Securities and Exchange Commission. In particular, please refer to “Item 1A. Risk Factors” beginning on page 12 of Comerica's Annual Report on Form 10-K for the year ended December 31, 2013. Forward-looking statements speak only as of the date they are made. The Corporation does not undertake to update forward-looking statements to reflect facts, circumstances, assumptions or events that occur after the date the forward-looking statements are made. For any forward-looking statements made in this report or in any documents, the Corporation claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

RESULTS OF OPERATIONS
Net income for the three months ended June 30, 2014 was $151 million, an increase of $8 million from $143 million reported for the three months ended June 30, 2013. This increase was primarily the result of a $12 million decrease in noninterest expenses, a $2 million increase in net interest income and a $2 million decrease in the provision for credit losses, partially offset by a $2 million decrease in noninterest income. Net income per diluted common share was $0.80 for the three months ended June 30, 2014, compared to $0.76 for the same period one year ago. Average diluted common shares were 186 million and 187 million for the three-month periods ended June 30, 2014 and 2013, respectively.
Net income for the six months ended June 30, 2014 was $290 million, an increase of $13 million from $277 million reported for the six months ended June 30, 2013. The increase in net income was primarily the result of a $22 million decrease in noninterest expenses and a $9 million decrease in the provision for credit losses, partially offset by decreases of $7 million in noninterest income and $4 million in net interest income. Net income per diluted common share was $1.54 for the six months ended June 30, 2014, compared to $1.46 for the same period one year ago. Average diluted common shares were 186 million and 187 million for the six-month periods ended June 30, 2014 and 2013, respectively.
Full-Year 2014 Outlook Compared to Full-Year 2013
Management expectations for full-year 2014 compared to 2013 assume a continuation of the current economic and low-rate environment and excludes the approximately $32 million gain on the July 15, 2014 early redemption of debt, which is viewed as non-core.

•
Moderate growth of 4 percent to 6 percent in average loans. The range reflects growth in the first six months of 2014 along with possible outcomes in the second half of 2014 in both seasonal declines in National Dealer Services and Mortgage Banker Finance as well as growth in the Corporation's remaining business lines, which slowed throughout the second quarter.

•
Net interest income modestly lower, reflecting a decline in purchase accounting accretion, to $25 million to $30 million, and the effect of continued pressure from the low-rate environment, approximately offset by loan growth.

•	Provision for credit losses and net charge-offs stable. Increases to the allowance for credit losses due to loan growth offset by continued strong credit quality.

•	Noninterest income modestly lower, reflecting stable customer-driven fee income and lower noncustomer-driven income.

•	Noninterest expenses lower, reflecting lower litigation-related expenses and a more than 50 percent decrease in pension expense, to about $39 million.

•	Income tax expense to approximate 32 percent of pretax income.

The Corporation early adopted an amendment to U.S. generally accepted accounting principles in the first quarter 2014 related to the accounting for affordable housing projects that qualify for the low-income housing tax credit. Amortization of the initial investment cost of qualifying projects is now recorded in the provision for income taxes together with the tax credits and benefits received. Previously, the amortization was recorded as a reduction to other noninterest income. All prior period amounts in this financial review have been restated to reflect the adoption of the amendment, which resulted in offsetting increases to other noninterest income and the provision for income taxes of $14 million and $27 million for the three- and six-month periods ended June 30, 2013, respectively ($56 million for full-year 2013). The adoption had no impact on net income for any period presented.

Net Interest Income
Quarterly Analysis of Net Interest Income & Rate/Volume - Fully Taxable Equivalent (FTE)

	Three Months Ended
	June 30, 2014			June 30, 2013
(dollar amounts in millions)	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Commercial loans	$29,890	$231	3.10%	$28,393	$233	3.29%
Real estate construction loans	1,913	16	3.44	1,453	15	4.04
Commercial mortgage loans	8,749	85	3.88	9,192	88	3.86
Lease financing	850	7	3.26	855	7	3.22
International loans	1,328	12	3.64	1,262	12	3.81
Residential mortgage loans	1,773	17	3.82	1,602	16	4.04
Consumer loans	2,222	18	3.22	2,136	18	3.30
Total loans (a)	46,725	386	3.31	44,893	389	3.47

Mortgage-backed securities available-for-sale	8,996	53	2.35	9,415	51	2.22
Other investment securities available-for-sale	368	—	0.46	378	1	0.52
Total investment securities available-for-sale	9,364	53	2.28	9,793	52	2.15

Interest-bearing deposits with banks (b)	3,949	3	0.25	4,125	3	0.26
Other short-term investments	110	—	0.61	117	—	1.05
Total earning assets	60,148	442	2.95	58,928	444	3.02

Cash and due from banks	921			972
Allowance for loan losses	(602)			(625)
Accrued income and other assets	4,412			4,431
Total assets	$64,879			$63,706

Money market and interest-bearing checking deposits	$22,296	6	0.10	$21,544	8	0.13
Savings deposits	1,742	—	0.03	1,658	—	0.03
Customer certificates of deposit	5,041	5	0.36	5,685	6	0.43
Foreign office time deposits	294	—	0.68	485	1	0.60
Total interest-bearing deposits	29,373	11	0.15	29,372	15	0.19
Short-term borrowings	210	—	0.03	193	—	0.07
Medium- and long-term debt	2,999	14	1.77	4,044	14	1.43
Total interest-bearing sources	32,582	25	0.30	33,609	29	0.34

Noninterest-bearing deposits	24,011			22,076
Accrued expenses and other liabilities	955			1,042
Total shareholders’ equity	7,331			6,979
Total liabilities and shareholders’ equity	$64,879			$63,706

Net interest income/rate spread (FTE)		$417	2.65		$415	2.68

FTE adjustment		$1			$1

Impact of net noninterest-bearing sources of funds			0.13			0.15
Net interest margin (as a percentage of average earning assets) (FTE) (a) (b)			2.78%			2.83%

(a)
Accretion of the purchase discount on the acquired loan portfolio of $10 million and $7 million in the three-month periods ended June 30, 2014 and 2013, respectively, increased the net interest margin by 7 basis points and 5 basis points in each respective period.

(b)
Excess liquidity, represented by average balances deposited with the Federal Reserve Bank, reduced the net interest margin by 17 basis points and 18 basis points in the three months ended June 30, 2014 and 2013, respectively.

Quarterly Analysis of Net Interest Income & Rate/Volume - Fully Taxable Equivalent (FTE) (continued)

	Three Months Ended
	June 30, 2014/June 30, 2013
(in millions)	Increase (Decrease) Due to Rate	Increase (Decrease) Due to Volume (a)	Net Increase (Decrease)
Interest Income (FTE):
Loans	$(17)	$14	$(3)
Investment securities available-for-sale	3	(2)	1
Total interest income (FTE)	(14)	12	(2)

Interest Expense:
Interest-bearing deposits	(3)	(1)	(4)
Medium- and long-term debt	4	(4)	—
Total interest expense	1	(5)	(4)
Net interest income (FTE)	$(15)	$17	$2

(a)	Rate/volume variances are allocated to variances due to volume.
Net interest income was $416 million for the three months ended June 30, 2014, an increase of $2 million compared to $414 million for the three months ended June 30, 2013. The increase in net interest income resulted primarily from the benefit provided by an increase in average earning assets and a decrease in funding costs, partially offset by a decrease in loan yields. Average earning assets increased $1.2 billion, or 2 percent, to $60.1 billion for the three months ended June 30, 2014, compared to $58.9 billion for the same period in 2013. The increase in average earning assets primarily reflected an increase of $1.8 billion in average loans, partially offset by decreases of $429 million in average investment securities available-for-sale and $176 million in average interest-bearing deposits with banks. The net interest margin (FTE) for the three months ended June 30, 2014 decreased 5 basis points to 2.78 percent, from 2.83 percent for the comparable period in 2013, primarily from decreased yields on loans, partially offset by lower deposit rates, improved yields on mortgage-backed investment securities and an increase in accretion on the acquired loan portfolio. The decrease in loan yields was primarily the result of the impact of a competitive rate environment, repayments on higher-yielding loans, the decline in LIBOR, positive credit quality migration throughout the portfolio and shifts in the average loan portfolio mix. Yields on mortgage-backed investment securities increased primarily due to decreased premium amortization resulting from slower prepayment speeds, in part reflecting the cumulative impact of a retrospective adjustment made in the three months ended June 30, 2014. Excess liquidity reduced the net interest margin by approximately 17 basis points and 18 basis points in the three months ended June 30, 2014 and 2013, respectively. Excess liquidity was represented by $3.8 billion and $4.0 billion of average balances deposited with the FRB in the three months ended June 30, 2014 and 2013, respectively, included in “interest-bearing deposits with banks” on the consolidated balance sheets. The "Quarterly Analysis of Net Interest Income & Rate/Volume - Fully Taxable Equivalent" table above provides an analysis of net interest income (FTE) for the three months ended June 30, 2014 and 2013 and details the components of the change in net interest income on a FTE basis for the three months ended June 30, 2014 compared to the same period in the prior year.

Year-to-Date Analysis of Net Interest Income & Rate/Volume - Fully Taxable Equivalent (FTE)

	Six Months Ended
	June 30, 2014			June 30, 2013
(dollar amounts in millions)	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Commercial loans	$29,130	$453	3.13%	$28,225	$462	3.30%
Real estate construction loans	1,871	32	3.42	1,384	28	4.10
Commercial mortgage loans	8,759	170	3.92	9,295	183	3.97
Lease financing	849	16	3.66	856	14	3.23
International loans	1,315	24	3.66	1,272	23	3.72
Residential mortgage loans	1,749	33	3.84	1,579	33	4.21
Consumer loans	2,232	35	3.19	2,145	36	3.33
Total loans (a)	45,905	763	3.35	44,756	779	3.51

Mortgage-backed securities available-for-sale	8,954	107	2.39	9,532	104	2.18
Other investment securities available-for-sale	369	1	0.44	374	1	0.55
Total investment securities available-for-sale	9,323	108	2.31	9,906	105	2.16

Interest-bearing deposits with banks (b)	4,695	7	0.26	3,990	5	0.26
Other short-term investments	110	—	0.63	117	1	1.67
Total earning assets	60,033	878	2.94	58,769	890	3.06

Cash and due from banks	917			975
Allowance for loan losses	(602)			(629)
Accrued income and other assets	4,446			4,618
Total assets	$64,794			$63,733

Money market and interest-bearing checking deposits	$22,279	12	0.11	$21,442	15	0.14
Savings deposits	1,721	—	0.03	1,640	—	0.03
Customer certificates of deposit	5,075	9	0.36	5,715	13	0.45
Foreign office time deposits	378	1	0.52	505	2	0.57
Total interest-bearing deposits	29,453	22	0.15	29,302	30	0.20
Short-term borrowings	198	—	0.03	158	—	0.09
Medium- and long-term debt	3,270	28	1.64	4,374	29	1.37
Total interest-bearing sources	32,921	50	0.30	33,834	59	0.35

Noninterest-bearing deposits	23,626			21,793
Accrued expenses and other liabilities	967			1,140
Total shareholders’ equity	7,280			6,966
Total liabilities and shareholders’ equity	$64,794			$63,733

Net interest income/rate spread (FTE)		$828	2.64		$831	2.71

FTE adjustment		$2			$1

Impact of net noninterest-bearing sources of funds			0.14			0.15
Net interest margin (as a percentage of average earning assets) (FTE) (a) (b)			2.78%			2.86%

(a)
Accretion of the purchase discount on the acquired loan portfolio of $22 million and $18 million in the six months ended June 30, 2014 and 2013, respectively, increased the net interest margin by 7 basis points and 6 basis points in each respective period.

(b)
Excess liquidity, represented by average balances deposited with the Federal Reserve Bank, reduced the net interest margin by 20 basis points and 18 basis points in the six months ended June 30, 2014 and 2013, respectively.

Year-to-Date Analysis of Net Interest Income & Rate/Volume - Fully Taxable Equivalent (FTE) (continued)

	Six Months Ended
	June 30, 2014/June 30, 2013
(in millions)	Increase (Decrease) Due to Rate	Increase (Decrease) Due to Volume (a)	Net Increase (Decrease)
Interest Income (FTE):
Loans	$(33)	$17	$(16)
Investment securities available-for-sale	7	(4)	3
Interest-bearing deposits with banks	—	2	2
Other short-term investments	(1)	—	(1)
Total interest income (FTE)	(27)	15	(12)

Interest Expense:
Interest-bearing deposits	(6)	(2)	(8)
Medium- and long-term debt	6	(7)	(1)
Total interest expense	—	(9)	(9)
Net interest income (FTE)	$(27)	$24	$(3)

(a)	Rate/volume variances are allocated to variances due to volume.
Net interest income was $826 million for the six months ended June 30, 2014, a decrease of $4 million compared to $830 million for the six months ended June 30, 2013. The decrease in net interest income resulted primarily from a decrease in loan yields, partially offset by the benefit provided by an increase in average earning assets and a decrease in funding costs. Average earning assets increased $1.3 billion, or 2 percent, to $60.0 billion for the six months ended June 30, 2014, compared to the same period in 2013. The increase in average earning assets primarily reflected increases of $1.1 billion in average loans and $705 million in average interest-bearing deposits with banks, partially offset by a decrease of $583 million in average investment securities available-for-sale. The net interest margin (FTE) for the six months ended June 30, 2014 decreased 8 basis points to 2.78 percent, from 2.86 percent for the comparable period in 2013, from decreased yields on loans and the impact of an increase in excess liquidity, partially offset by lower deposit rates and improved yields on mortgage-backed investment securities. The changes in loan and mortgage-backed investment securities yields were primarily the result of the same reasons discussed in the quarterly analysis above. Excess liquidity reduced the net interest margin by approximately 20 basis points and 18 basis points in the six-month periods ended June 30, 2014 and 2013, respectively. Excess liquidity was represented by $4.6 billion and $3.8 billion of average balances deposited with the FRB in the six months ended June 30, 2014 and 2013, respectively, included in “interest-bearing deposits with banks” on the consolidated balance sheets. The "Quarterly Analysis of Net Interest Income & Rate/Volume - Fully Taxable Equivalent" table above provides an analysis of net interest income (FTE) for the six months ended June 30, 2014 and 2013 and details the components of the change in net interest income on a FTE basis for the six months ended June 30, 2014 compared to the same period in the prior year.
For further discussion of the effects of market rates on net interest income, refer to the "Market and Liquidity Risk" section of this financial review.
Provision for Credit Losses
The provision for credit losses was $11 million and $13 million for the three-month periods ended June 30, 2014 and 2013, respectively, and $20 million and $29 million for the six-month periods ended June 30, 2014 and 2013, respectively. The provision for credit losses includes both the provision for loan losses and the provision for credit losses on lending-related commitments.
The provision for loan losses is recorded to maintain the allowance for loan losses at the level deemed appropriate by the Corporation to cover probable credit losses inherent in the portfolio. For a discussion of the allowance for loan losses and the methodology used in the determination of the allowance for loan losses, refer to the "Credit Risk" and "Critical Accounting Policies" sections of this financial review. The provision for loan losses was $6 million for the three months ended June 30, 2014, compared to $13 million for the three months ended June 30, 2013, and was $14 million for the six months ended June 30, 2014 compared to $25 million for the same period in the prior year. Credit quality in the loan portfolio continued to improve in the three- and six-month periods ended June 30, 2014, compared to the same periods in the prior year. Improvements in credit quality included a decline of $507 million in the Corporation's criticized loan list from June 30, 2013 to June 30, 2014. Reflected in the decline in criticized loans was a decrease in nonaccrual loans of $123 million. The Corporation's internal criticized loan list is consistent with loans in the Special Mention, Substandard and Doubtful categories defined by regulatory authorities.
Net loan charge-offs in the three months ended June 30, 2014 decreased $8 million to $9 million, or 0.08 percent of average total loans, compared to $17 million, or 0.15 percent, for the three months ended June 30, 2013. The $8 million decrease in net loan charge-offs in the three months ended June 30, 2014, compared to the same period in 2013, reflected decreases in most business lines, with the largest decreases in general Middle Market, Corporate Banking and Private Banking, partially offset by increases in Technology and Life Sciences and Commercial Real Estate.
Net loan charge-offs in the six months ended June 30, 2014 decreased $20 million to $21 million, or 1.23 percent of average total loans, compared to $41 million, or 1.35 percent, for the six months ended June 30, 2013. The $20 million decrease in net loan charge-offs in the six months ended June 30, 2014, compared to the same period in 2013, also reflected decreases in most business lines, with the largest decreases in general Middle Market, Private Banking and Corporate Banking, partially offset by increases in Technology and Life Sciences and Commercial Real Estate.
The provision for credit losses on lending-related commitments is recorded to maintain the allowance for credit losses on lending-related commitments at the level deemed appropriate by the Corporation to cover probable credit losses inherent in lending-related commitments. The provision for credit losses on lending-related commitments was $5 million in the three months ended June 30, 2014, compared to no provision in the three months ended June 30, 2013 and was $6 million for the six months ended June 30, 2014 compared to $4 million for the same period in 2013. The $5 million increase in the provision for credit losses on lending-related commitments in the three months ended June 30, 2014 compared to the same period in 2013, primarily reflected the impact of a reduction in the second quarter of 2013 of specific reserves for unfunded lending commitments. The $2 million increase in the provision for credit losses on lending-related commitments in the six months ended June 30, 2014 compared to the same period in 2013 also reflected the impact of the second quarter 2013 reduction of specific reserves on unfunded lending commitments as well as an increase in the provision for letters of credit, partially offset by a decrease in standard reserves on unfunded commitments. Lending-related commitment charge-offs were insignificant for the three- and six-month periods ended June 30, 2014.
An analysis of the allowance for credit losses and nonperforming assets is presented under the "Credit Risk" subheading in the "Risk Management" section of this financial review.
Noninterest Income

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2014	2013	2014	2013
Customer-driven income:
Service charges on deposit accounts	$54	$53	$108	$108
Fiduciary income	45	44	89	87
Commercial lending fees	23	22	43	43
Card fees	19	18	38	35
Letter of credit fees	15	16	29	32
Foreign exchange income	12	9	21	18
Brokerage fees	4	4	9	9
Other customer-driven income (a)	21	25	40	45
Total customer-driven noninterest income	193	191	377	377
Noncustomer-driven income:
Bank-owned life insurance	11	10	20	19
Net securities gains (losses)	—	(2)	1	(2)
Other noncustomer-driven income (a)	16	23	30	41
Total noninterest income	$220	$222	$428	$435

(a)	The table below provides further details on certain categories included in other noninterest income.
Noninterest income was $220 million for the three months ended June 30, 2014, a decrease of $2 million compared to $222 million for the same period in 2013. The decrease reflected a $2 million increase in customer-driven income and a $4 million decrease in noncustomer-driven income. The $2 million increase in customer-driven income primarily reflected a $3 million increase in foreign exchange income and small increases in most other categories, partially offset by a $3 million decrease in customer derivative income. The $4 million decrease in noncustomer-driven income primarily reflected a $5 million decrease in income from the Corporation's third-party credit card provider, included in "all other noncustomer-driven income" in the table below, which illustrates certain categories included in "other noninterest income" on the consolidated statements of comprehensive income. The decrease in income from the Corporation's third-party credit card provider largely reflects a change in the timing of the recognition of incentives from annually to quarterly in the third quarter of 2013.
Noninterest income was $428 million for the six months ended June 30, 2014, a decrease of $7 million compared to $435 million for the same period in 2013, primarily reflecting a $7 million decrease in noncustomer-driven income. In customer-driven income, increases of $3 million each in card fees and foreign exchange income were offset by decreases of similar magnitude in letter of credit fees and customer derivative income. The $7 million decrease in noncustomer-driven income primarily reflected decreases of $4 million each in securities trading income and income from the Corporation's third-party credit card provider, a

$3 million decrease in deferred compensation asset returns and $3 million in amortization of tax credit investments, partially offset by a $3 million increase in net securities gains and small increases in several other categories. The decrease in income from the Corporation's third-party credit card provider was primarily due to the same reason as discussed above.
The following table illustrates certain categories included in "other noninterest income" on the consolidated statements of comprehensive income.

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2014	2013	2014	2013
Other noninterest income:
Other customer-driven income:
Investment banking fees	$6	$6	$10	$11
Customer derivative income	4	7	8	11
All other customer-driven income	11	12	22	23
Total other customer-driven income	21	25	40	45
Other noncustomer-driven income:
Securities trading income	3	3	4	8
Deferred compensation asset returns (a)	1	3	3	6
Income from principal investing and warrants	4	3	6	5
Amortization of tax credit investments	(1)	1	(3)	—
All other noncustomer-driven income	9	13	20	22
Total other noncustomer-driven income	16	23	30	41
Total other noninterest income	$37	$48	$70	$86

(a)
Compensation deferred by the Corporation's officers is invested based on investment selections of the officers. Income earned on these assets is reported in noninterest income and the offsetting increase in liability is reported in salaries and benefits expense.

Noninterest Expenses

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2014	2013	2014	2013
Salaries and benefits expense	$240	$245	$487	$496
Net occupancy expense	39	39	79	78
Equipment expense	15	15	29	30
Outside processing fee expense	30	30	58	58
Software expense	25	22	47	44
Litigation-related expense	3	1	6	4
FDIC insurance expense	8	8	16	17
Advertising expense	5	6	11	12
Other noninterest expenses	39	50	77	93
Total noninterest expenses	$404	$416	$810	$832
Noninterest expenses were $404 million for the three months ended June 30, 2014, a decrease of $12 million compared to $416 million for the three months ended June 30, 2013. The decrease primarily reflected a $5 million decrease in salaries and benefits expense and a $6 million decrease in expenses related to foreclosed property. The decrease in salaries and benefits expense was primarily due to a decrease in pension expense, partially offset by an increase in regular salaries, primarily reflecting the impact of merit increases, and an increase in expected executive incentive expense, from a relatively low amount in the three months ended June 30, 2013.
Noninterest expenses were $810 million for the six months ended June 30, 2014, a decrease of $22 million compared to $832 million for the six months ended June 30, 2013. The decrease primarily reflected decreases of $9 million in salaries and benefits expense, $7 million in expenses related to foreclosed property, $4 million in legal fees and small decreases in several other categories, partially offset by a $3 million increase in software expense. Salaries and benefits expense decreased primarily due to the same reasons discussed above, as well as a decrease in deferred compensation plan expense and increases in payroll taxes and share-based compensation expense.
Provision for Income Taxes
The provision for income taxes was $70 million for the three months ended June 30, 2014 compared to $64 million for the three months ended June 30, 2013, and $134 million for the six months ended June 30, 2014 compared to $127 million for the same period in the prior year. The increases in the provision for income taxes in both comparative periods were primarily due to the increases in pretax income.

STRATEGIC LINES OF BUSINESS
The Corporation's management accounting system assigns balance sheet and income statement items to each segment using certain methodologies, which are regularly reviewed and refined. These methodologies may be modified as the management accounting system is enhanced and changes occur in the organizational structure and/or product lines.
In the second quarter 2014, the Corporation enhanced the approach used to determine the standard reserve factors used in estimating the allowance for credit losses, which had the effect of capturing certain elements in the standard reserve component that had formerly been included in the qualitative assessment. The impact of the change was largely neutral to the total allowance for loan losses at June 30, 2014. However, because standard reserves are allocated to the segments at the loan level, while qualitative reserves are allocated at the portfolio level, the impact of the methodology change on the allowance of each segment reflected the characteristics of the individual loans within each segment's portfolio, causing segment reserves to increase or decrease accordingly. As a result, the current year provision for credit losses within each segment is not comparable to prior period amounts.
Business Segments
The Corporation's operations are strategically aligned into three major business segments: the Business Bank, the Retail Bank and Wealth Management. These business segments are differentiated based upon the products and services provided. In addition to the three major business segments, Finance is also reported as a segment. The Other category includes items not directly associated with these business segments or the Finance segment. The performance of the business segments is not comparable with the Corporation's consolidated results and is not necessarily comparable with similar information for any other financial institution. Additionally, because of the interrelationships of the various segments, the information presented is not indicative of how the segments would perform if they operated as independent entities. Note 13 to the consolidated financial statements describes the business activities of each business segment and presents financial results of these business segments for the six months ended June 30, 2014 and 2013.
The following table presents net income (loss) by business segment.

	Six Months Ended June 30,
(dollar amounts in millions)	2014		2013
Business Bank	$393	83%	$405	86%
Retail Bank	24	5	21	4
Wealth Management	54	12	49	10
	471	100%	475	100%
Finance	(183)		(197)
Other (a)	2		(1)
Total	$290		$277
(a)    Includes items not directly associated with the three major business segments or the Finance Division.
The Business Bank's net income of $393 million for the six months ended June 30, 2014 decreased $12 million compared to the six months ended June 30, 2013. Net interest income (FTE) of $747 million for the six months ended June 30, 2014 remained largely stable compared to the same period in the prior year, as the benefits from an increase in average loans of $878 million, an increase in accretion related to the acquired loan portfolio and lower deposit costs offset the impact of lower loan yields. Average deposits increased $1.5 billion. The provision for credit losses increased $17 million to $48 million for the six months ended June 30, 2014, compared to the same period in the prior year. Net credit-related charge-offs of $18 million decreased $10 million in the six months ended June 30, 2014, compared to the six months ended June 30, 2013, primarily reflecting decreases in general Middle Market, Corporate Banking and Environmental Services, partially offset by increases in Technology and Life Sciences and Commercial Real Estate. Noninterest income of $181 million for the six months ended June 30, 2014 decreased $3 million from the comparable period in the prior year, as increases of $3 million each in card fees and customer-related warrant income were more than offset by a $4 million decrease in letter of credit income and small decreases in several other categories of noninterest income. Noninterest expenses of $289 million for the six months ended June 30, 2014 decreased $4 million compared to the same period in the prior year, primarily due to a $3 million decrease in salaries and benefits expense. A $6 million decrease in expenses related to foreclosed property was largely offset by a $3 million increase in corporate overhead expense and small increases in several other noninterest expense categories.
Net income for the Retail Bank of $24 million for the six months ended June 30, 2014 increased $3 million, compared to $21 million for the six months ended June 30, 2013. Net interest income (FTE) of $295 million decreased $14 million in the six months ended June 30, 2014, primarily due to a decrease in net FTP credits, lower loan yields and a decrease in accretion of the purchase discount on the acquired loan portfolio, partially offset by the benefit provided by a $110 million increase in average loans and lower deposit rates. Average deposits increased $360 million. The provision for credit losses was a benefit of $2 million for the six months ended June 30, 2014, a decrease of $13 million from the comparable period in the prior year. Net credit-related charge-offs of $7 million for the six months ended June 30, 2014 decreased $4 million from the comparable period in the prior year, primarily reflecting a decrease in Small Business. Noninterest income of $82 million for the six months ended June 30, 2014 decreased $4 million compared to the six months ended June 30, 2013, primarily due to a $4 million decrease in income from the Corporation's third-party credit card provider, largely reflecting a change in the timing of the recognition of incentives from annually to quarterly in the third quarter of 2013. Noninterest expenses of $342 million for the six months ended June 30, 2014 decreased $10 million from the comparable period in the prior year, primarily due to a $4 million decrease in salaries and benefits expense and small decreases in several other noninterest expense categories.
Wealth Management's net income of $54 million for the six months ended June 30, 2014 increased $5 million, compared to $49 million for the six months ended June 30, 2013. Net interest income (FTE) of $92 million for the six months ended June 30, 2014 was unchanged compared to the six months ended June 30, 2013, as the benefit provided by a $161 million increase in average loans offset by a decline in loan yields. The provision for credit losses was a benefit of $17 million for the six months ended June 30, 2014, compared to a benefit of $10 million for the six months ended June 30, 2013. Net credit-related recoveries were $4 million for the six months ended June 30, 2014, compared to net credit related charge-offs of $2 million for the six months ended June 30, 2013. Noninterest income of $132 million increased $2 million from the comparable period in the prior year, primarily reflecting a $2 million increase in fiduciary income. Noninterest expenses of $157 million for the six months ended June 30, 2014 were unchanged from the prior year.
The net loss in the Finance segment was $183 million for the six months ended June 30, 2014, compared to a net loss of $197 million for the six months ended June 30, 2013. Net interest expense (FTE) of $318 million for the six months ended June 30, 2014 decreased $15 million, compared to the six months ended June 30, 2013, primarily reflecting a decrease in net FTP expense as a result of lower net rates paid to the business segments under the Corporation's internal FTP methodology as well as an increase in income from the Corporation's mortgage-backed investment securities.
Market Segments
Market segment results are provided for the Corporation's three largest geographic markets: Michigan, California and Texas. In addition to the three largest geographic markets, Other Markets is also reported as a market segment. The Finance & Other category includes the Finance segment and the Other category as previously described in the "Business Segments" section of this financial review. Note 13 to these consolidated financial statements presents a description of each of these market segments as well as the financial results for the six months ended June 30, 2014 and 2013.
The following table presents net income (loss) by market segment.

	Six Months Ended June 30,
(dollar amounts in millions)	2014		2013
Michigan	$149	32%	$151	32%
California	125	27	123	26
Texas	82	17	90	19
Other Markets	115	24	111	23
	471	100%	475	100%
Finance & Other (a)	(181)		(198)
Total	$290		$277
(a)    Includes items not directly associated with the market segments.
The Michigan market's net income of $149 million for the six months ended June 30, 2014 decreased $2 million, compared to $151 million for the six months ended June 30, 2013. Net interest income (FTE) of $364 million for the six months ended June 30, 2014 decreased $14 million from the comparable period in the prior year, primarily due to lower loan yields, the impact of a $148 million decrease in average loans and a decrease in net FTP credits, partially offset by lower deposit rates. Average deposits increased $462 million. The provision for credit losses was a benefit of $5 million for the six months ended June 30, 2014, a decrease of $1 million compared to the same period in the prior year. Net credit-related charge-offs were $10 million for the six months ended June 30, 2014, compared to $9 million for the comparable period in the prior year, primarily reflecting an increase in Commercial Real Estate, mostly offset by decreases in almost all other lines of business. Noninterest income of $182 million for the six months ended June 30, 2014 increased $2 million from the comparable period in 2013, primarily reflecting small increases in several noninterest income categories. Noninterest expenses of $320 million for the six months ended June 30, 2014 decreased $9 million from the comparable period in the prior year, primarily reflecting a $5 million decrease in salaries and benefits expense and small decreases in several noninterest expense categories.
The California market's net income of $125 million increased $2 million in the six months ended June 30, 2014, compared to $123 million for the six months ended June 30, 2013. Net interest income (FTE) of $349 million for the six months ended June 30, 2014 increased $5 million from the comparable period in the prior year, primarily due to the benefit provided by a $1.4 billion increase in average loans, partially offset by lower loan yields. Average deposits increased $564 million. The provision for credit losses of $25 million in the six months ended June 30, 2014 increased $1 million from the comparable period in the prior year. Net credit-related charge-offs of $15 million in the six months ended June 30, 2014 decreased $7 million compared to the six months ended June 30, 2013, primarily reflecting decreases in most business lines, partially offset by an increase in Technology and Life Sciences. Noninterest income of $72 million for the six months ended June 30, 2014 increased $1 million compared to the six months ended June 30, 2013 and noninterest expenses remained unchanged at $197 million for both periods. A $5 million decrease in expenses related to foreclosed property and a $3 million decrease in salaries and benefits expense was offset by an increase in litigation-related expenses and small increases in several other categories of noninterest expense.
The Texas market's net income of $82 million for the six months ended June 30, 2014 decreased $8 million from $90 million for the six months ended June 30, 2013. Net interest income (FTE) of $273 million for the six months ended June 30, 2014 increased $7 million from the comparable period in the prior year, primarily due to the benefit provided by a $542 million increase in average loans, an increase in accretion of the acquired loan portfolio purchase discount, a decrease in net FTP charges and lower deposit rates, partially offset by lower loan yields. Average deposits increased $725 million. The provision for credit losses of $29 million for the six months ended June 30, 2014 increased $16 million from the comparable period in the prior year. Net credit-related charge-offs of $8 million for the six months ended June 30, 2014 increased $5 million from the comparable period in the prior year, primarily due to an increase in general Middle Market. Noninterest income of $62 million for the six months ended June 30, 2014 decreased $3 million compared to the comparable period in the prior year, primarily due to a decrease in syndication agent fees, a component of commercial lending fees. Noninterest expenses of $178 million for the six months ended June 30, 2014 decreased $2 million compared to the six months ended June 30, 2013, primarily due to small decreases in several categories of noninterest expenses.
Net income in Other Markets of $115 million for the six months ended June 30, 2014 increased $4 million from the six months ended June 30, 2013. Net interest income (FTE) of $148 million for the six months ended June 30, 2014 decreased $13 million from the comparable period in the prior year, primarily due to the impact of a decrease in average loans of $650 million and lower loan yields. The provision for credit losses decreased $19 million in the six months ended June 30, 2014, compared to the same period in the prior year. Net credit-related recoveries were $12 million for the six months ended June 30, 2014 compared to net charge-offs of $7 million for the comparable period in the prior year, primarily reflecting decreases in general Middle Market and Environmental Services. Noninterest income of $79 million for the six months ended June 30, 2014 decreased $5 million from the comparable period in the prior year, primarily reflecting a $4 million decrease in income from the Corporation's third-party credit card provider, largely due a change in the timing of the recognition of incentives from annually to quarterly in the third quarter of 2013, and small decreases in several noninterest income categories. Noninterest expenses of $93 million for the six months ended June 30, 2014 decreased $3 million compared to the same period in the prior year, primarily due to a $3 million decrease in salaries and benefits expense.
The net loss for the Finance & Other category of $181 million in the six months ended June 30, 2014 decreased $17 million compared to the six months ended June 30, 2013, primarily reflecting a $14 million decrease in net loss in the Finance segment, as previously discussed under the "Business Segments" subheading above.
The following table lists the Corporation's banking centers by geographic market segment.

	June 30,
	2014	2013
Michigan	214	215
Texas	135	136
California	104	105
Other Markets:
Arizona	18	18
Florida	9	9
Canada	1	1
Total	481	484

FINANCIAL CONDITION
Total assets were $65.3 billion at June 30, 2014, an increase of $101 million from $65.2 billion at December 31, 2013, primarily reflecting increases of $2.4 billion in total loans and $227 million in investment securities available-for-sale, partially offset by a $2.6 billion decrease in interest-bearing deposits with banks. On an average basis, total assets increased $274 million to $64.9 billion in the second quarter 2014, compared to $64.6 billion in the fourth quarter 2013, resulting primarily from an increase of $2.7 billion in average loans, largely offset by a decrease of $2.5 billion in average interest-bearing deposits with banks.
The following tables provide information about the change in the Corporation's average loan portfolio in the second quarter 2014, compared to the fourth quarter 2013.

	Three Months Ended			Percent Change
(dollar amounts in millions)	June 30, 2014	December 31, 2013	Change
Average Loans:
Commercial loans by business line:
General Middle Market	$10,433	$9,954	$479	5%
National Dealer Services	4,151	3,777	374	10
Energy	3,178	2,725	453	17
Technology and Life Sciences	2,389	1,988	401	20
Environmental Services	870	791	79	10
Entertainment	532	617	(85)	(14)
Total Middle Market	21,553	19,852	1,701	9
Corporate Banking	3,341	3,130	211	7
Mortgage Banker Finance	1,319	1,109	210	19
Commercial Real Estate	747	760	(13)	(2)
Total Business Bank commercial loans	26,960	24,851	2,109	8
Total Retail Bank commercial loans	1,541	1,431	110	8
Total Wealth Management commercial loans	1,389	1,401	(12)	(1)
Total commercial loans	29,890	27,683	2,207	8
Real estate construction loans	1,913	1,652	261	16
Commercial mortgage loans	8,749	8,714	35	—
Lease financing	850	838	12	1
International loans	1,328	1,303	25	2
Residential mortgage loans	1,773	1,679	94	6
Consumer loans	2,222	2,185	37	2
Total loans	$46,725	$44,054	$2,671	6%
Average Loans By Geographic Market:
Michigan	$13,482	$13,323	$159	1%
California	15,439	14,431	1,008	7
Texas	10,966	9,766	1,200	12
Other Markets	6,838	6,534	304	5
Total loans	$46,725	$44,054	$2,671	6%
Average loans for the three months ended June 30, 2014 increased $2.7 billion, compared to the three months ended December 31, 2013, led by increases of $2.2 billion, or 8 percent in average commercial loans and $296 million, or 3 percent in average combined commercial mortgage and real estate construction loans. The $2.2 billion increase in average commercial loans primarily reflected an increase in Middle Market ($1.7 billion), Corporate Banking ($211 million) and Mortgage Banker Finance ($210 million). The increase in Middle Market primarily reflected increases in general Middle Market ($479 million), Energy ($453 million), Technology and Life Sciences ($401 million) and National Dealer Services ($374 million). In general, Middle Market serves customers with annual revenue between $20 million and $500 million; while Corporate serves customers with revenue over $500 million. Changes in average total loans by geographic market is provided in the table above.
Investment securities available-for-sale increased $227 million to $9.5 billion at June 30, 2014, from $9.3 billion at December 31, 2013, primarily reflecting an increase in the pace of purchases replacing paydowns on residential mortgage-backed investment securities (RMBS) as well as a $115 million decrease in net unrealized losses, to a net unrealized gain of $8 million at June 30, 2014, compared to a net unrealized loss of $107 million at December 31, 2013. On an average basis, investment securities available-for-sale decreased $1 million in the second quarter 2014, compared to the fourth quarter 2013.

In anticipation of the expected issuance of final liquidity rules by U.S. banking regulators later this year, the Corporation has been purchasing Government National Mortgage Association (GNMA) RMBS to replace RMBS paydowns, as GNMA securities receive more favorable treatment under the proposed rule. Further information about the proposed rule is provided later in this section under the "Capital" subheading. The following table provides a summary of the composition of the Corporation's RMBS portfolio.

	June 30, 2014		December 31, 2013
(dollar amounts in millions)	Amount	Percent of Total	Amount	Percent of Total
RMBS issued by GNMA	$1,414	15%	$672	8%
RMBS issued by government-sponsored enterprises	7,727	85	8,254	92
Total RMBS	$9,141	100%	$8,926	100%
Total liabilities decreased $118 million to $58.0 billion at June 30, 2014, compared to $58.1 billion at December 31, 2013, primarily reflecting decreases of $923 million in medium- and long-term debt and $77 million in short-term borrowings, partially offset by an increase of $878 million in total deposits. On an average basis, total liabilities decreased $47 million in the second quarter 2014, compared to the fourth quarter 2013, primarily due to decreases of $564 million in medium- and long-term debt and $69 million in short-term borrowings, partially offset by increases of $479 million in noninterest-bearing deposits and $136 million in interest-bearing deposits. The decrease in average medium- and long-term debt resulted primarily from the maturities of $1 billion of floating-rate FHLB advances and $250 million of subordinated notes, partially offset by the issuance of $350 million of medium-term senior notes, during the second quarter 2014. The increase in average total deposits of $615 million primarily reflected increases in Middle Market ($832 million) and Retail Banking ($314 million), partially offset by decreases in Corporate Banking ($239 million) and Small Business Banking ($104 million). The increase in Middle Market was driven by increases in balances in general Middle Market ($568 million) and Technology and Life Sciences ($435 million). Average total deposits increased in all geographic markets.
Capital
Total shareholders' equity increased $219 million to $7.4 billion at June 30, 2014, compared to December 31, 2013. The following table presents a summary of changes in total shareholders' equity in the six months ended June 30, 2014.

(in millions)
Balance at January 1, 2014		$7,150
Net income		290
Cash dividends declared on common stock		(71)
Purchase of common stock		(141)
Other comprehensive income:
Investment securities available-for-sale	$74
Defined benefit and other postretirement plans	13
Total other comprehensive income		87
Issuance of common stock under employee stock plans		32
Share-based compensation		22
Balance at June 30, 2014		$7,369
The Corporation periodically conducts stress tests to evaluate potential impacts to the Corporation's forecasted financial condition under various economic scenarios. These stress tests are a regular part of the Corporation's overall risk management and capital planning process. The same forecasting process is also used by the Corporation to conduct the stress test that was part of the Federal Reserve's Comprehensive Capital Analysis and Review (CCAR). For additional information about risk management processes, refer to the "Risk Management" section of this financial review.
The Federal Reserve completed its 2014 CCAR review in March 2014 and did not object to the Corporation's capital plan and capital distributions contemplated in the plan. The plan provides for up to $236 million in share repurchases for the four-quarter period ending March 31, 2015, as well as the authority to fully redeem $150 million par value of 8.375% subordinated notes due 2024. The notes, recorded at a carrying value of $182 million at June 30, 2014, were called at par on July 15, 2014, which will result in a gain in the third quarter 2014 of approximately $32 million.

On April 22, 2014, the Board of Directors of the Corporation (the Board) approved a 1-cent increase in the quarterly dividend to $0.20 per common share. The Board also authorized the repurchase of up to an additional 2.0 million shares of Comerica Incorporated outstanding common stock, in addition to the 5.1 million shares remaining at March 31, 2014 under the Board's prior authorizations for the share repurchase program initially approved in November 2010. Including the April 22, 2014 authorization, a total of 30.3 million shares has been authorized for repurchase under the share repurchase program since its inception in 2010. In November 2010, the Board authorized the purchase of up to all 11.5 million of the Corporation's original outstanding warrants. There is no expiration date for the Corporation's share repurchase program.
The following table summarizes the Corporation's repurchase activity during the six months ended June 30, 2014.

(shares in thousands)	Total Number of Shares and Warrants Purchased as Part of Publicly Announced Repurchase Plans or Programs	Remaining Repurchase Authorization (a)		Total Number of Shares Purchased (b)	Average Price Paid Per Share	Average Price Paid Per Warrant (c)
Total first quarter 2014	1,523	16,604		1,703	$47.21	$—
April 2014	347	18,257	(d)	380	48.39	—
May 2014	730	17,527		734	47.24	—
June 2014	159	17,368		159	48.41	—
Total second quarter 2014	1,236	17,368		1,273	$47.73	—
Total 2014	2,759	17,368		2,976	$47.43	$—

(a)	Maximum number of shares and warrants that may yet be purchased under the publicly announced plans or programs.

(b)
Includes approximately 218,000 shares purchased pursuant to deferred compensation plans and shares purchased from employees to pay for taxes related to restricted stock vesting under the terms of an employee share-based compensation plan during the six months ended June 30, 2014. These transactions are not considered part of the Corporation's repurchase program.

(c)
The Corporation made no repurchases of warrants under the repurchase program during the six months ended June 30, 2014. Upon exercise of a warrant, the number of shares with a value equal to the aggregate exercise price is withheld from an exercising warrant holder as payment (known as a "net exercise provision"). During the six months ended June 30, 2014, the Corporation withheld the equivalent of approximately 389,000 shares to cover an aggregate of $11 million in exercise price and issued approximately 283,000 shares to the exercising warrant holders. Shares withheld in connection with the net exercise provision are not included in the total number of shares or warrants purchased in the above table.

(d)	Includes April 22, 2014 share repurchase authorization for up to an additional 2.0 million shares.
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
The Corporation's capital ratios exceeded minimum regulatory requirements as follows:

	June 30, 2014		December 31, 2013
(dollar amounts in millions)	Capital	Ratio	Capital	Ratio
Tier 1 common (a) (b)	$7,027	10.49%	$6,895	10.64%
Tier 1 risk-based (4.00% - minimum) (b)	7,027	10.49	6,895	10.64
Total risk-based (8.00% - minimum) (b)	8,379	12.50	8,491	13.10
Leverage (3.00% - minimum) (b)	7,027	10.93	6,895	10.77
Tangible common equity (a)	6,719	10.39	6,501	10.07

(a)	See Supplemental Financial Data section for reconcilements of non-GAAP financial measures.

(b)	June 30, 2014 capital and ratios are estimated.
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
According to the rule, the Corporation will be subject to the capital conservation buffer of 2.5 percent, when fully phased in, to avoid restrictions on capital distributions and discretionary bonuses. However, the rules do not subject the Corporation to the capital countercyclical buffer of up to 2.5 percent or the supplemental leverage ratio. The Corporation estimates the June 30, 2014 common equity Tier 1 and Tier 1 risk-based ratio would be 10.2 percent if calculated under the final rule, excluding most elements of accumulated other comprehensive income from regulatory capital. The Corporation's June 30, 2014 estimated common equity Tier 1 and Tier 1 capital ratios exceed the minimum required by the final rule (7 percent and 8.5 percent, respectively, including the fully phased-in capital conservation buffer). For a reconcilement of these non-GAAP financial measures, refer to the "Supplemental Financial Data" section of this financial review.
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
The Corporation regularly reviews and refines its methodology for determining the allowance for credit losses. In the second quarter 2014, the approach used to determine standard reserve factors was enhanced, which had the effect of capturing certain elements in the standard reserve component that had formerly been included in the qualitative assessment. The impact of the change was largely neutral to the total allowance for loan losses at June 30, 2014. However, because standard reserves are allocated to the business segments at the loan level, while qualitative reserves are allocated at the portfolio level, the impact of the methodology change on the allowance of each business segment reflected the characteristics of the individual loans within each segment's portfolio, causing segment reserves to increase or decrease accordingly.
The U.S. economy appeared to have rebounded from a first quarter 2014 in which real Gross Domestic Product declined at a 2.9% annual rate. The second quarter 2014 saw strong job growth and improved auto sales, along with many other positive economic indicators. Improvement in overall credit portfolio metrics has abated, as the Corporation believes it has reached near cycle-low levels of criticized loans and loan charge-offs. This is balanced by continued loan growth at the Corporation and industry-wide. While the overall credit quality of the loan portfolio remained strong in the second quarter 2014, economic complexity and uncertainty continued to be a consideration when determining the appropriateness of the allowance for loan losses.

The allowance for loan losses was $591 million at June 30, 2014, compared to $598 million at December 31, 2013, a decrease of $7 million, or 1 percent. The decrease resulted primarily from a reduction in specific reserves on individually evaluated business loans, partially offset by higher loan balances.
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
The allowance for credit losses on lending-related commitments was $42 million at June 30, 2014 compared to $36 million at December 31, 2013. The $6 million increase in the allowance for credit losses on lending-related commitments resulted primarily from an increase of $7 million in reserves for standby letters of credit, primarily as a result of the enhancements to the approach utilized to the determine the allowance for credit losses described above.
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
The following table presents a summary of nonperforming assets and past due loans.

(dollar amounts in millions)	June 30, 2014	December 31, 2013
Nonaccrual loans:
Business loans:
Commercial	$72	$81
Real estate construction	19	21
Commercial mortgage	156	156
International	—	4
Total nonaccrual business loans	247	262
Retail loans:
Residential mortgage	45	53
Consumer:
Home equity	32	33
Other consumer	2	2
Total consumer	34	35
Total nonaccrual retail loans	79	88
Total nonaccrual loans	326	350
Reduced-rate loans	21	24
Total nonperforming loans	347	374
Foreclosed property	13	9
Total nonperforming assets	$360	$383
Nonperforming loans as a percentage of total loans	0.73%	0.82%
Nonperforming assets as a percentage of total loans and foreclosed property	0.75	0.84
Allowance for loan losses as a percentage of total nonperforming loans	170	160
Loans past due 90 days or more and still accruing	$7	$16
Loans past due 90 days or more and still accruing as a percentage of total loans	0.01%	0.03%

Nonperforming assets decreased $23 million to $360 million at June 30, 2014, from $383 million at December 31, 2013. The decrease in nonperforming assets reflected decreases in almost all categories, with the exception of a nominal increase in foreclosed property ($4 million). Nonperforming assets as a percentage of total loans and foreclosed property was 0.75 percent at June 30, 2014, compared to 0.84 percent at December 31, 2013.
The following table presents a summary of changes in nonaccrual loans.

	Three Months Ended
(in millions)	June 30, 2014	March 31, 2014	December 31, 2013
Balance at beginning of period	$317	$350	$437
Loans transferred to nonaccrual (a)	53	19	23
Nonaccrual business loan gross charge-offs (b)	(24)	(27)	(33)
Nonaccrual business loans sold (c)	(6)	(3)	(14)
Payments/other (d)	(14)	(22)	(63)
Balance at end of period	$326	$317	$350
(a) Based on an analysis of nonaccrual loans with book balances greater than $2 million.
(b) Analysis of gross loan charge-offs:
Nonaccrual business loans	$24	$27	$33
Performing criticized loans	—	—	3
Retail loans	4	3	5
Total gross loan charge-offs	$28	$30	$41
(c) Analysis of loans sold:
Nonaccrual business loans	$6	$3	$14
Performing criticized loans	8	6	22
Total criticized loans sold	$14	$9	$36
(d) Includes net changes related to nonaccrual loans with balances less than $2 million, payments on nonaccrual loans with book balances greater than $2 million, transfers of nonaccrual loans to foreclosed property and retail loan gross charge-offs. Excludes business loan gross charge-offs and nonaccrual business loans sold.

There were 6 borrowers with balances greater than $2 million, totaling $53 million, transferred to nonaccrual status in the second quarter 2014, an increase of $34 million when compared to $19 million in the first quarter 2014. The transfers to nonaccrual greater than $2 million in the second quarter 2014, included $26 million from two Middle Market borrowers with balances greater than $10 million at the time of transfer.
The following table presents the composition of nonaccrual loans by balance and the related number of borrowers at June 30, 2014 and December 31, 2013.

	June 30, 2014		December 31, 2013
(dollar amounts in millions)	Number of Borrowers	Balance	Number of Borrowers	Balance
Under $2 million	1,635	$183	1,756	$211
$2 million - $5 million	18	53	23	71
$5 million - $10 million	5	36	3	23
$10 million - $25 million	4	54	3	45
Total	1,662	$326	1,785	$350

The following table presents a summary of nonaccrual loans at June 30, 2014 and loans transferred to nonaccrual and net loan charge-offs for the three months ended June 30, 2014, based primarily on North American Industry Classification System (NAICS) categories.

	June 30, 2014		Three Months Ended June 30, 2014
(dollar amounts in millions)	Nonaccrual Loans		Loans Transferred to Nonaccrual (a)		Net Loan Charge-Offs (Recoveries)
Industry Category
Real Estate	$93	28%	$5	9%	$2	18%
Services	46	14	17	32	(2)	(16)
Residential Mortgage	45	14	—	—	—	—
Holding and Other Investment Companies	23	7	—	—	(1)	(9)
Transportation and Warehousing	20	6	22	41	1	17
Retail	13	4	—	—	—	—
Contractors	10	3	—	—	—	—
Hotels	10	3	9	18	2	21
Manufacturing	7	2	—	—	6	60
Wholesale Trade	6	2	—	—	—	—
Natural Resources	6	2	—	—	—	—
Health Care and Social Assistance	6	2	—	—	—	—
Restaurants and Food Service	6	2	—	—	—	—
Other (b)	35	11	—	—	1	9
Total	$326	100%	$53	100%	$9	100%

(a)	Based on an analysis of nonaccrual loans with book balances greater than $2 million.

(b)	Consumer, excluding residential mortgage and certain personal purpose nonaccrual loans and net charge-offs, are included in the “Other” category.
The following table presents a summary of TDRs at June 30, 2014 and December 31, 2013.

(in millions)	June 30, 2014	December 31, 2013
Nonperforming TDRs:
Nonaccrual TDRs	$81	$100
Reduced-rate TDRs	21	24
Total nonperforming TDRs	102	124
Performing TDRs (a)	55	57
Total TDRs	$157	$181

(a)	TDRs that do not include a reduction in the original contractual interest rate which are performing in accordance with their modified terms.
Performing TDRs primarily included $21 million in Small Business Banking, $13 million in Commercial Real Estate, $12 million in Private Banking and $7 million in Middle Market at June 30, 2014.
Loans past due 90 days or more and still accruing interest generally represent loans that are well collateralized and in a continuing process of collection. Loans past due 90 days or more and still accruing interest decreased $9 million to $7 million at June 30, 2014, compared to $16 million at December 31, 2013. Loans past due 30-89 days decreased $9 million to $118 million at June 30, 2014, compared to $127 million at December 31, 2013.
The following table presents a summary of total criticized loans. Criticized loans with balances of $2 million or more on nonaccrual status or whose terms have been modified in a TDR are individually subjected to quarterly credit quality reviews, and the Corporation may establish specific allowances for such loans.

(dollar amounts in millions)	June 30, 2014	March 31, 2014	December 31, 2013
Total criticized loans	$2,188	$2,139	$2,260
As a percentage of total loans	4.6%	4.6%	5.0%
The following table presents a summary of foreclosed property by property type.

(in millions)	June 30, 2014	March 31, 2014	December 31, 2013
Single family residential properties	$9	$9	$5
Construction, land development and other land	—	2	2
Other non-land, nonresidential properties	4	3	2
Total foreclosed property	$13	$14	$9

At June 30, 2014, foreclosed property totaled $13 million and consisted of approximately 86 properties, compared to $9 million and approximately 89 properties at December 31, 2013.
The following table presents a summary of changes in foreclosed property.

	Three Months Ended
(in millions)	June 30, 2014	March 31, 2014	December 31, 2013
Balance at beginning of period	$14	$9	$19
Acquired in foreclosure	4	7	4
Write-downs	(1)	—	(1)
Foreclosed property sold (a)	(4)	(2)	(13)
Balance at end of period	$13	$14	$9
(a) Net gain on foreclosed property sold	$2	$1	$2
Commercial and Residential Real Estate Lending
The following table summarizes the Corporation's commercial real estate loan portfolio by loan category.

(in millions)	June 30, 2014	December 31, 2013
Real estate construction loans:
Commercial Real Estate business line (a)	$1,601	$1,447
Other business lines (b)	338	315
Total real estate construction loans	$1,939	$1,762
Commercial mortgage loans:
Commercial Real Estate business line (a)	$1,776	$1,678
Other business lines (b)	6,971	7,109
Total commercial mortgage loans	$8,747	$8,787

(a)	Primarily loans to real estate developers.

(b)	Primarily loans secured by owner-occupied real estate.
The Corporation limits risk inherent in its commercial real estate lending activities by limiting exposure to those borrowers directly involved in the commercial real estate markets and adhering to conservative policies on loan-to-value ratios for such loans. Commercial real estate loans, consisting of real estate construction and commercial mortgage loans, totaled $10.7 billion at June 30, 2014, of which $3.4 billion, or 32 percent, were to borrowers in the Commercial Real Estate business line, which includes loans to real estate developers. The remaining $7.3 billion, or 68 percent, of commercial real estate loans in other business lines consisted primarily of owner-occupied commercial mortgages, which bear credit characteristics similar to non-commercial real estate business loans.
The real estate construction loan portfolio primarily contains loans made to long-time customers with satisfactory completion experience. Of the $1.6 billion of real estate construction loans in the Commercial Real Estate business line, $18 million were on nonaccrual status at June 30, 2014. In other business lines, $1 million of real estate construction loans were on nonaccrual status at June 30, 2014.
Loans in the commercial mortgage portfolio generally mature within three to five years. Of the $1.8 billion of commercial mortgage loans in the Commercial Real Estate business line, $57 million were on nonaccrual status at June 30, 2014. Commercial mortgage loan net charge-offs in the Commercial Real Estate business line were $5 million for the six months ended June 30, 2014. In other business lines, $99 million of commercial mortgage loans were on nonaccrual status at June 30, 2014, and net charge-offs were $2 million for the six months ended June 30, 2014.

The geographic distribution and project type of commercial real estate loans are important factors in diversifying credit risk within the portfolio. The following table reflects real estate construction and commercial mortgage loans to borrowers in the Commercial Real Estate business line by project type and location of property.

	June 30, 2014
	Location of Property						December 31, 2013
(dollar amounts in millions) Project Type:	California	Michigan	Texas	Other	Total	% of Total	Total	% of Total
Real estate construction loans:
Commercial Real Estate business line:
Residential	185	16	43	9	253	16	228	16
Multi-family	467	—	434	85	986	62	830	57
Office	92	—	29	17	138	9	162	11
Retail	40	—	37	10	87	5	102	7
Commercial	6	—	54	—	60	4	46	3
Other	2	40	13	22	77	4	79	6
Total	$792	$56	$610	$143	$1,601	100%	$1,447	100%
Commercial mortgage loans:
Commercial Real Estate business line:
Residential	68	15	24	23	130	8	136	8
Multi-family	289	31	57	65	442	25	378	22
Retail	119	91	104	48	362	20	337	20
Office	148	12	53	15	228	13	235	14
Commercial	105	33	24	41	203	11	178	11
Other	249	15	53	94	411	23	414	25
Total	$978	$197	$315	$286	$1,776	100%	$1,678	100%
The following table summarizes the Corporation's residential mortgage and home equity loan portfolios by geographic market.

	June 30, 2014				December 31, 2013
(dollar amounts in millions)	Residential Mortgage Loans	% of Total	Home Equity Loans	% of Total	Residential Mortgage Loans	% of Total	Home Equity Loans	% of Total
Geographic market:
Michigan	$426	24%	$801	51%	$422	25%	$808	53%
California	779	43	490	31	705	41	436	29
Texas	329	19	235	15	340	20	228	15
Other Markets	241	14	48	3	230	14	45	3
Total	$1,775	100%	$1,574	100%	$1,697	100%	$1,517	100%
Residential real estate loans consist of traditional residential mortgages and home equity loans and lines of credit. Residential mortgages totaled $1.8 billion at June 30, 2014, and were primarily larger, variable-rate mortgages originated and retained for certain private banking relationship customers. Of the $1.8 billion of residential mortgage loans outstanding, $45 million were on nonaccrual status at June 30, 2014. The home equity portfolio totaled $1.6 billion at June 30, 2014, of which $1.5 billion was outstanding under primarily variable-rate, interest-only home equity lines of credit and $91 million were closed-end home equity loans. Of the $1.6 billion of home equity loans outstanding, $32 million were on nonaccrual status at June 30, 2014. A majority of the home equity portfolio was secured by junior liens at June 30, 2014. The residential real estate portfolio is principally located within the Corporation's primary geographic markets. Substantially all residential real estate loans past due 90 days or more are placed on nonaccrual status. Even if current or less than 90 days past due, substantially all junior lien home equity loans are placed on nonaccrual status if full collection of the senior position is in doubt. Such loans are charged off to current appraised values less costs to sell no later than 180 days past due.
Shared National Credits
SNCs are defined by banking regulators as facilities of more than $20 million shared by three or more federally supervised financial institutions that are selectively reviewed on an annual basis by regulatory authorities at the agent bank level. The Corporation generally seeks to obtain ancillary business at the origination of a SNC relationship. Loans classified as SNC loans totaled $10.2 billion at June 30, 2014 (approximately 870 borrowers), compared to $9.4 billion (approximately 860 borrowers) at December 31, 2013. SNC loans are held to the same credit underwriting and pricing standards as the remainder of the loan portfolio. The Bank was the agent for $1.6 billion and $1.5 billion of the SNC loans outstanding at June 30, 2014 and December 31, 2013, respectively. Nonaccrual SNC loans increased $16 million to $27 million at June 30, 2014, compared to $11 million at December 31, 2013. SNC net loan charge-offs totaled $2 million and zero for the three- and six-month periods ended June 30, 2014, respectively, compared to $5 million and $8 million for the three- and six-month periods ended June 30, 2013, respectively.
Energy Lending
The Corporation has a portfolio of energy-related loans that are included primarily in "commercial loans" in the consolidated balance sheets. The Corporation has over 30 years of experience in energy lending, with a focus on middle market companies. Loans in the Middle Market - Energy business line were $3.3 billion, or approximately 7 percent of total loans, at June 30, 2014, compared to $2.8 billion, or approximately 6 percent of total loans, at December 31, 2013. Nonaccrual Middle Market - Energy loans were zero at June 30, 2014, compared to $1 million at December 31, 2013. There were no Middle Market - Energy net loan charge-offs for both the three- and six-month periods ended June 30, 2014, compared to net loan charge-offs of zero and $2 million for the three- and six-month periods ended June 30, 2013, respectively. Energy loans are diverse in nature, with outstanding balances by customer market segment distributed approximately as follows at June 30, 2014: 73 percent exploration and production (comprised of approximately 57 percent oil, 24 percent mixed and 19 percent natural gas), 11 percent midstream and 16 percent energy services.
State and Local Municipalities
In the normal course of business, the Corporation serves the needs of state and local municipalities in multiple capacities, including traditional banking products such as deposit services, loans and letters of credit, investment banking services such as bond underwriting and private placements, and by investing in municipal securities.
The following table summarizes the Corporation's direct exposure to state and local municipalities as of June 30, 2014 and December 31, 2013.

(in millions)	June 30, 2014	December 31, 2013
Loans outstanding	$38	$39
Lease financing	318	330
Investment securities available-for-sale	23	22
Trading account securities	1	3
Standby letters of credit	96	97
Unused commitments to extend credit	28	20
Total direct exposure to state and local municipalities	$504	$511
Indirect exposure comprised $103 million in auction-rate preferred securities collateralized by municipal securities at June 30, 2014, compared to $109 million at December 31, 2013. Additionally, the Corporation is exposed to Automated Clearing House (ACH) transaction risk for those municipalities utilizing this electronic payment and/or deposit method and similar products in their cash flow management. The Corporation sets limits on ACH activity during the underwriting process.
Extensions of credit to state and local municipalities are subjected to the same underwriting standards as other business loans. At both June 30, 2014 and December 31, 2013, all outstanding municipal loans and leases were performing according to contractual terms, and one municipal lease was included in the Corporation's criticized loan list. Municipal leases are secured by the underlying equipment, and a substantial majority of the leases are fully defeased with AAA-rated U.S. government securities. Substantially all municipal investment securities available-for sale are auction-rate securities. All auction-rate securities are reviewed quarterly for other-than-temporary impairment. All auction-rate municipal securities were rated investment grade, and all auction-rate preferred securities collateralized by municipal securities were rated investment grade and were adequately collateralized at both June 30, 2014 and December 31, 2013. Municipal securities are held in the trading account for resale to customers. In addition, Comerica Securities, a broker-dealer subsidiary of the Bank, underwrites bonds issued by municipalities. All bonds underwritten by Comerica Securities are sold to third party investors.
On July 18, 2013, the city of Detroit filed for Chapter 9 bankruptcy protection in federal court. The Corporation's direct exposure to the city of Detroit is insignificant.
Automotive Lending
Substantially all dealer loans are in the National Dealer Services business line. Loans in the National Dealer Services business line include floor plan financing and other loans to automotive dealerships. Floor plan loans, included in “commercial loans” in the consolidated balance sheets, totaled $3.6 billion at June 30, 2014, an increase of $72 million compared to December 31, 2013. At June 30, 2014, other loans to automotive dealers in the National Dealer Services business line totaled $2.3 billion, including $1.5 billion of owner-occupied commercial real estate mortgage loans, compared to $2.1 billion of other loans to automotive dealers in the National Dealer Service line, including $1.4 billion of owner-occupied commercial real estate mortgage loans, at December 31, 2013. Automotive lending also includes loans to borrowers involved with automotive production, primarily

Tier 1 and Tier 2 suppliers. Loans to borrowers involved with automotive production totaled approximately $1.2 billion at both June 30, 2014 and December 31, 2013.
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
The Corporation does not hold any sovereign exposure to Europe. The Corporation's international strategy as it pertains to Europe is to focus on European companies doing business in North America, with an emphasis on the Corporation's primary geographic markets. The following table summarizes cross-border exposure to entities domiciled in European countries.

	June 30, 2014			December 31, 2013
(in millions)	Outstanding (a)	Unfunded Commitments and Guarantees	Total Exposure	Outstanding (a)	Unfunded Commitments and Guarantees	Total Exposure
United Kingdom	$93	$211	$304	$99	$242	$341
Netherlands	81	50	131	61	89	150
Germany	2	47	49	7	47	54
Luxembourg	6	16	22	17	7	24
Sweden	3	16	19	4	15	19
Italy	—	7	7	5	2	7
Other	—	6	6	28	6	34
Total Europe	$185	$353	$538	$221	$408	$629

(a)	Includes funded loans, bankers acceptances and net counterparty derivative exposure.

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
The Corporation's Treasury and Enterprise Risk Departments support ALCO in measuring, monitoring and managing interest rate and liquidity risks and coordinating all other market risks. Key activities encompass: (i) providing information and analysis of the Corporation's balance sheet structure and measurement of interest rate, liquidity and all other market risks; (ii) monitoring and reporting of the Corporation's positions relative to established policy limits and guidelines; (iii) developing and presenting analyses and strategies to adjust risk positions; (iv) reviewing and presenting policies and authorizations for approval; (v) monitoring of industry trends and analytical tools to be used in the management of interest rate, liquidity and all other market risks; and (vi) developing and monitoring the interest rate risk economic capital estimate.
Interest Rate Risk
Net interest income is the primary source of revenue for the Corporation. Interest rate risk arises in the normal course of business due to differences in the repricing and cash flow characteristics of assets and liabilities, primarily through the Corporation's core business activities of extending loans and acquiring deposits. The Corporation's balance sheet is predominantly characterized by floating-rate loans funded by a combination of core deposits and wholesale borrowings. Approximately 85 percent of the Corporation's loans were floating at June 30, 2014, of which approximately 75 percent were based on LIBOR and 25 percent were based on Prime. This creates sensitivity to interest rate movements due to the imbalance between the floating-rate loan portfolio and the more slowly repricing deposit products. In addition, growth and/or contraction in the Corporation's loans and deposits may lead to changes in sensitivity to interest rate movements in the absence of mitigating actions. Examples of such actions are purchasing investment securities, primarily fixed-rate, which provide liquidity to the balance sheet and act to mitigate the inherent interest sensitivity, and hedging the sensitivity with interest rate swaps. The Corporation actively manages its exposure to interest rate risk, with the principal objective of optimizing net interest income and the economic value of equity while operating within acceptable limits established for interest rate risk and maintaining adequate levels of funding and liquidity.
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
Sensitivity of Net Interest Income to Changes in Interest Rates
The analysis of the impact of changes in interest rates on net interest income under various interest rate scenarios is management's principal risk management technique. Management models a base case net interest income under an unchanged interest rate environment and what is believed to be the most likely balance sheet structure. Existing derivative instruments entered into for risk management purposes are included in the analysis, but no additional hedging is currently forecasted. These derivative instruments currently comprise interest rate swaps that convert fixed-rate long-term debt to variable rates. This base case net interest income is then compared against interest rate scenarios in which rates rise or decline in a linear, non-parallel fashion from the base case over 12 months. In the scenarios presented, short-term interest rates increase 200 basis points, resulting in an average increase in short-term interest rates of 100 basis points over the period (+200 scenario). Due to the current low level of interest rates, the analysis reflects a declining interest rate scenario of a 25 basis point drop in short-term interest rates, to zero percent.
Each scenario includes assumptions such as loan growth, investment security prepayment levels, depositor behavior, yield curve changes, loan and deposit pricing, and overall balance sheet mix and growth. In the +200 scenario, assumptions related to loan growth and deposit run-off are based on historical experience, resulting in a modest increase in loans and a modest decrease in deposits from the base case. No changes are modeled to investment securities beyond the replacement of prepayments, and expected funding maturities are included. As a result of the modeled balance sheet movement, excess reserves diminish. In addition, the model reflects deposit pricing based on historical price movements with short-term interest rates. Changes in economic activity, whether domestic or international, may result in a balance sheet structure that is different from the changes management included in its simulation analysis and may translate into a materially different interest rate environment than those presented. For example, deposit balances have grown significantly over the past several years, creating uncertainty regarding future deposit balance levels. A decline in deposit balances beyond historical experience would reduce the estimated increase in net interest income in the +200 scenario.
The table below, as of June 30, 2014 and December 31, 2013, displays the estimated impact on net interest income during the next 12 months by relating the base case scenario results to those from the rising and declining rate scenarios described above.

	Estimated Annual Change
	June 30, 2014		December 31, 2013
(in millions)	Amount	%	Amount	%
Change in Interest Rates:
+200 basis points	$216	13%	$210	13%
-25 basis points (to zero percent)	(29)	(2)	(30)	(2)
Sensitivity increased slightly from December 31, 2013 to June 30, 2014 primarily due to changes in the current balance sheet mix driving a revised forecast. The risk to declining interest rates is limited as a result of the inability of the current low level of rates to fall significantly.
The table below, as of June 30, 2014, illustrates the estimated sensitivity of the above results to a change in deposit balance assumptions in the +200 scenario, with all other assumptions held constant. In this analysis, average noninterest-bearing deposit run-off in the 12-month period has been increased by $1 billion and $3 billion from the historical run-off experience included in the standard +200 scenario presented above and assumes the deposit run-off reduces excess reserves and increases purchased funds. The analysis is provided as an indicator of the sensitivity of net interest income to the modeled deposit run-off assumption. It is not meant to reflect management's expectation or best estimate. Actual run-off results may vary from those reflected. The analysis also does not capture possible regulatory impacts, including proposed liquidity requirements, which could impact pricing and deposit products offered and how interest rate risk is managed.

	+200 Basis Points
(in millions)	Estimated Annual Change
June 30, 2014	Amount	%
Incremental Average Decrease in Noninterest-bearing Deposit Balances:
$1 billion	$205	12%
$3 billion	183	11
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
The table below, as of June 30, 2014 and December 31, 2013, displays the estimated impact on the economic value of equity from the interest rate scenario described above.

	June 30, 2014		December 31, 2013
(in millions)	Amount	%	Amount	%
Change in Interest Rates:
+200 basis points	$784	7%	$670	6%
-25 basis points (to zero percent)	(217)	(2)	(164)	(1)
The change in the sensitivity of the economic value of equity to a 200 basis point parallel increase in rates between December 31, 2013 and June 30, 2014 was primarily driven by changes in market interest rates at the middle to long end of the curve, which most significantly impact the value of deposits without a stated maturity, as well as growth in deposits without a stated maturity.
Wholesale Funding
The Corporation may access the purchased funds market when necessary, which includes foreign office time deposits and short-term borrowings. Capacity for incremental purchased funds at June 30, 2014 included the ability to purchase federal funds, sell securities under agreements to repurchase, as well as issue deposits to institutional investors and issue certificates of deposit through brokers. Purchased funds totaled $324 million at June 30, 2014, compared to $602 million at December 31, 2013. At June 30, 2014, the Bank had pledged loans totaling $26 billion which provided for up to $21 billion of available collateralized borrowing with the FRB.
The Bank is a member of the FHLB of Dallas, Texas, which provides short- and long-term funding to its members through advances collateralized by real estate-related assets. Actual borrowing capacity is contingent on the amount of collateral available to be pledged to the FHLB. At June 30, 2014, $14 billion of real estate-related loans were pledged to the FHLB as blanket collateral for potential future borrowings. Additionally, the Bank had the ability to issue up to $15.0 billion of debt at June 30, 2014 under an existing $15 billion medium-term senior note program which allows the issuance of debt with maturities between three months and 30 years.
The Corporation maintains a shelf registration statement with the Securities and Exchange Commission from which it may issue debt and/or equity securities. Under the shelf registration, on May 23, 2014, the Corporation issued $350 million of 2.125% medium-term senior notes due in 2019 and on July 22, 2014 issued $250 million of 3.80% subordinated notes due in 2026. Both issuances were swapped to floating rates based on 6-month LIBOR indices.
The FRB completed its 2014 CCAR review in March 2014 and did not object to Comerica's capital plan and capital distributions contemplated in the plan. Comerica's capital plan includes the authority to fully redeem $150 million par value of 8.375% subordinated notes due 2024. The notes, recorded at a carrying value of $182 million at June 30, 2014, were called at par on July 15, 2014, which will result in a pretax gain of approximately $32 million in the third quarter 2014.
Further information regarding the Corporation's medium- and long-term debt is provided in Note 7 to these unaudited financial statements.

The ability of the Corporation and the Bank to raise funds at competitive rates is impacted by rating agencies' views of the credit quality, liquidity, capital and earnings of the Corporation and the Bank. As of June 30, 2014, the four major rating agencies had assigned the following ratings to long-term senior unsecured obligations of the Corporation and the Bank. A security rating is not a recommendation to buy, sell, or hold securities and may be subject to revision or withdrawal at any time by the assigning rating agency. Each rating should be evaluated independently of any other rating.

	Comerica Incorporated		Comerica Bank
June 30, 2014	Rating	Outlook	Rating	Outlook
Standard and Poor’s	A-	Stable	A	Stable
Moody’s Investors Service	A3	Stable	A2	Stable
Fitch Ratings	A	Stable	A	Stable
DBRS	A	Stable	A (High)	Stable
The Corporation satisfies liquidity requirements with either liquid assets or various funding sources. Liquid assets, which totaled $10.2 billion at June 30, 2014, compared to $12.6 billion at December 31, 2013, provide a reservoir of liquidity. Liquid assets include cash and due from banks, federal funds sold, interest-bearing deposits with banks, other short-term investments and unencumbered investment securities available-for-sale. At June 30, 2014, the Corporation held excess liquidity, represented by $2.5 billion deposited with the FRB, compared to $5.2 billion at December 31, 2013.
CRITICAL ACCOUNTING POLICIES
The Corporation’s consolidated financial statements are prepared based on the application of accounting policies, the most significant of which are described in Note 1 to the consolidated financial statements included in the Corporation's 2013 Annual Report. These policies require numerous estimates and strategic or economic assumptions, which may prove inaccurate or subject to variations. Changes in underlying factors, assumptions or estimates could have a material impact on the Corporation’s future financial condition and results of operations. At December 31, 2013, the most critical of these significant accounting policies were the policies related to the allowance for credit losses, valuation methodologies, goodwill, pension plan accounting and income taxes. These policies were reviewed with the Audit Committee of the Corporation’s Board of Directors and are discussed more fully on pages F-41 through F-46 in the Corporation's 2013 Annual Report. As of the date of this report, there have been no significant changes to the Corporation's critical accounting policies or estimates, except as discussed below.
Allowance for Credit Losses
In the second quarter 2014, the Corporation enhanced the approach used to determine the standard reserve factors used in estimating the allowance for credit losses, which had the effect of capturing certain elements in the standard reserve component that had formerly been included in the qualitative assessment. The impact of the change was largely neutral to the total allowance for loan losses at June 30, 2014. However, because standard reserves are allocated to the segments at the loan level, while qualitative reserves are allocated at the portfolio level, the impact of the methodology change on the allowance of each segment reflected the characteristics of the individual loans within each segment's portfolio, causing segment reserves to increase or decrease accordingly.
For further discussion of the methodology used in the determination of the allowance for credit losses, refer to the "Allowance for Credit Losses" section in this financial review and Note 1 to the unaudited consolidated financial statements.

SUPPLEMENTAL FINANCIAL DATA
The following table provides a reconciliation of non-GAAP financial measures used in this financial review with financial measures defined by GAAP.

(dollar amounts in millions)	June 30, 2014	December 31, 2013
Tier 1 Common Capital Ratio:
Tier 1 and Tier 1 common capital (a) (b)	$7,027	$6,895
Risk-weighted assets (a) (b)	67,009	64,825
Tier 1 and Tier 1 common risk-based capital ratio (b)	10.49%	10.64%
Basel III Common Equity Tier 1 Capital Ratio:
Tier 1 common capital (b)	$7,027	$6,895
Basel III adjustments (c)	(2)	(6)
Basel III common equity Tier 1 capital (c)	$7,025	$6,889
Risk-weighted assets (a) (b)	$67,009	$64,825
Basel III adjustments (c)	1,599	1,754
Basel III risk-weighted assets (c)	$68,608	$66,579
Tier 1 common capital ratio (b)	10.5%	10.6%
Basel III common equity Tier 1 capital ratio (c)	10.2	10.3
Tangible Common Equity Ratio:
Common shareholders' equity	$7,369	$7,150
Less:
Goodwill	635	635
Other intangible assets	15	17
Tangible common equity	$6,719	$6,498
Total assets	$65,325	$65,224
Less:
Goodwill	635	635
Other intangible assets	15	17
Tangible assets	$64,675	$64,572
Common equity ratio	11.28%	10.97%
Tangible common equity ratio	10.39	10.07
Tangible Common Equity per Share of Common Stock:
Common shareholders' equity	$7,369	$7,150
Tangible common equity	6,719	6,498
Shares of common stock outstanding (in millions)	181	182
Common shareholders' equity per share of common stock	$40.72	$39.22
Tangible common equity per share of common stock	37.12	35.64

(a)	Tier 1 capital and risk-weighted assets as defined by regulation.

(b)	June 30, 2014 Tier 1 capital and risk-weighted-assets are estimated.

(c)	Estimated ratios based on the standardized approach in the final rule for the U.S. adoption of the Basel III regulatory capital framework, excluding most elements of AOCI.
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

10.1†
Form of Standard Comerica Incorporated Non-Qualified Stock Option Agreement under the Comerica Incorporated Amended and Restated 2006 Long-Term Incentive Plan (2014 version 2) (filed as Exhibit 10.1 to Registrant's Current Report on Form 8-K dated July 22, 2014, and incorporated herein by reference).

10.2†
Form of Standard Comerica Incorporated Restricted Stock Award Agreement (non-cliff vesting) under the Amended and Restated Comerica Incorporated 2006 Long-Term Incentive Plan (2014 version 2) (filed as Exhibit 10.2 to Registrant's Current Report on Form 8-K dated July 22, 2014, and incorporated herein by reference).

10.3†
Form of Standard Comerica Incorporated Senior Executive Long-Term Performance Restricted Stock Unit Award Agreement under the Amended and Restated Comerica Incorporated 2006 Long-Term Incentive Plan (2014 version 2) (filed as Exhibit 10.3 to Registrant's Current Report on Form 8-K dated July 22, 2014, and incorporated herein by reference).

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

101
Financial statements from Quarterly Report on Form 10-Q of the Registrant for the quarter ended June 30, 2014, formatted in Extensible Business Reporting Language: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Statements of Changes in Shareholders' Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements.

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
Date: July 29, 2014

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

10.1†
Form of Standard Comerica Incorporated Non-Qualified Stock Option Agreement under the Comerica Incorporated Amended and Restated 2006 Long-Term Incentive Plan (2014 version 2) (filed as Exhibit 10.1 to Registrant's Current Report on Form 8-K dated July 22, 2014, and incorporated herein by reference).

10.2†
Form of Standard Comerica Incorporated Restricted Stock Award Agreement (non-cliff vesting) under the Amended and Restated Comerica Incorporated 2006 Long-Term Incentive Plan (2014 version 2) (filed as Exhibit 10.2 to Registrant's Current Report on Form 8-K dated July 22, 2014, and incorporated herein by reference).

10.3†
Form of Standard Comerica Incorporated Senior Executive Long-Term Performance Restricted Stock Unit Award Agreement under the Amended and Restated Comerica Incorporated 2006 Long-Term Incentive Plan (2014 version 2) (filed as Exhibit 10.3 to Registrant's Current Report on Form 8-K dated July 22, 2014, and incorporated herein by reference).

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

101
Financial statements from Quarterly Report on Form 10-Q of the Registrant for the quarter ended June 30, 2014, formatted in Extensible Business Reporting Language: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Statements of Changes in Shareholders' Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements.

†	Management contract or compensatory plan or arrangement.