Form 10-Q
period 2014-09-30
COMERICA INC /NEW/
filed 2014-10-28
CIK 28412

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________
FORM 10-Q
______________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014
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
$5 par value common stock:
Outstanding as of October 24, 2014: 179,686,578 shares

COMERICA INCORPORATED AND SUBSIDIARIES

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements

CONSOLIDATED BALANCE SHEETS
Comerica Incorporated and Subsidiaries

(in millions, except share data)	September 30, 2014	December 31, 2013
	(unaudited)
ASSETS
Cash and due from banks	$1,039	$1,140

Interest-bearing deposits with banks	6,748	5,311
Other short-term investments	112	112

Investment securities available-for-sale	9,468	9,307

Commercial loans	30,759	28,815
Real estate construction loans	1,992	1,762
Commercial mortgage loans	8,603	8,787
Lease financing	805	845
International loans	1,429	1,327
Residential mortgage loans	1,797	1,697
Consumer loans	2,323	2,237
Total loans	47,708	45,470
Less allowance for loan losses	(592)	(598)
Net loans	47,116	44,872
Premises and equipment	524	594
Accrued income and other assets	3,880	3,888
Total assets	$68,887	$65,224

LIABILITIES AND SHAREHOLDERS’ EQUITY
Noninterest-bearing deposits	$27,490	$23,875

Money market and interest-bearing checking deposits	23,523	22,332
Savings deposits	1,753	1,673
Customer certificates of deposit	4,698	5,063
Foreign office time deposits	117	349
Total interest-bearing deposits	30,091	29,417
Total deposits	57,581	53,292
Short-term borrowings	202	253
Accrued expenses and other liabilities	1,002	986
Medium- and long-term debt	2,669	3,543
Total liabilities	61,454	58,074

Common stock - $5 par value:
Authorized - 325,000,000 shares
Issued - 228,164,824 shares	1,141	1,141
Capital surplus	2,183	2,179
Accumulated other comprehensive loss	(317)	(391)
Retained earnings	6,631	6,318
Less cost of common stock in treasury - 47,992,721 shares at 9/30/14 and 45,860,786 shares at 12/31/13	(2,205)	(2,097)
Total shareholders’ equity	7,433	7,150
Total liabilities and shareholders’ equity	$68,887	$65,224
See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)
Comerica Incorporated and Subsidiaries

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except per share data)	2014	2013	2014	2013
INTEREST INCOME
Interest and fees on loans	$381	$381	$1,142	$1,159
Interest on investment securities	52	54	160	159
Interest on short-term investments	3	4	9	10
Total interest income	436	439	1,311	1,328
INTEREST EXPENSE
Interest on deposits	11	13	33	43
Interest on medium- and long-term debt	11	14	38	43
Total interest expense	22	27	71	86
Net interest income	414	412	1,240	1,242
Provision for credit losses	5	8	25	37
Net interest income after provision for credit losses	409	404	1,215	1,205
NONINTEREST INCOME
Service charges on deposit accounts	54	53	162	161
Fiduciary income	44	41	133	128
Commercial lending fees	26	28	69	71
Card fees	20	20	59	55
Letter of credit fees	14	17	43	49
Bank-owned life insurance	11	12	31	31
Foreign exchange income	9	9	30	27
Brokerage fees	4	4	13	14
Net securities (losses) gains	(1)	1	—	(1)
Other noninterest income	34	43	103	128
Total noninterest income	215	228	643	663
NONINTEREST EXPENSES
Salaries and benefits expense	248	255	735	751
Net occupancy expense	46	41	125	119
Equipment expense	14	15	43	45
Outside processing fee expense	31	31	89	89
Software expense	25	22	72	66
Litigation-related expense	(2)	(4)	4	—
FDIC insurance expense	9	9	25	26
Advertising expense	5	6	16	18
Gain on debt redemption	(32)	—	(32)	(1)
Other noninterest expenses	53	42	130	136
Total noninterest expenses	397	417	1,207	1,249
Income before income taxes	227	215	651	619
Provision for income taxes	73	68	207	195
NET INCOME	154	147	444	424
Less income allocated to participating securities	2	2	6	6
Net income attributable to common shares	$152	$145	$438	$418
Earnings per common share:
Basic	$0.85	$0.80	$2.44	$2.28
Diluted	0.82	0.78	2.35	2.23

Comprehensive income	141	144	518	296

Cash dividends declared on common stock	36	31	107	95
Cash dividends declared per common share	0.20	0.17	0.59	0.51
See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (unaudited)
Comerica Incorporated and Subsidiaries

	Common Stock			Accumulated Other Comprehensive Loss			Total Shareholders’ Equity
(in millions, except per share data)	Shares Outstanding	Amount	Capital Surplus		Retained Earnings	Treasury Stock
BALANCE AT DECEMBER 31, 2012	188.3	$1,141	$2,162	$(413)	$5,928	$(1,879)	$6,939
Net income	—	—	—	—	424	—	424
Other comprehensive loss, net of tax	—	—	—	(128)	—	—	(128)
Cash dividends declared on common stock ($0.51 per share)	—	—	—	—	(95)	—	(95)
Purchase of common stock	(5.8)	—	—	—	—	(218)	(218)
Net issuance of common stock under employee stock plans	1.2	—	(18)	—	(21)	56	17
Share-based compensation	—	—	27	—	—	—	27
BALANCE AT SEPTEMBER 30, 2013	183.7	$1,141	$2,171	$(541)	$6,236	$(2,041)	$6,966

BALANCE AT DECEMBER 31, 2013	182.3	$1,141	$2,179	$(391)	$6,318	$(2,097)	$7,150
Net income	—	—	—	—	444	—	444
Other comprehensive income, net of tax	—	—	—	74	—	—	74
Cash dividends declared on common stock ($0.59 per share)	—	—	—	—	(107)	—	(107)
Purchase of common stock	(4.1)	—	—	—	—	(200)	(200)
Net issuance of common stock under employee stock plans	2.0	—	(26)	—	(24)	91	41
Share-based compensation	—	—	31	—	—	—	31
Other	—	—	(1)	—	—	1	—
BALANCE AT SEPTEMBER 30, 2014	180.2	$1,141	$2,183	$(317)	$6,631	$(2,205)	$7,433
See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
Comerica Incorporated and Subsidiaries

	Nine Months Ended September 30,
(in millions)	2014	2013
OPERATING ACTIVITIES
Net income	$444	$424
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	25	37
Provision (benefit) for deferred income taxes	7	(6)
Depreciation and amortization	92	92
Net periodic defined benefit cost	29	65
Share-based compensation expense	31	27
Net amortization of securities	9	21
Accretion of loan purchase discount	(25)	(26)
Net securities losses	—	1
Net gains on sales of foreclosed property	(3)	(4)
Gain on debt redemption	(32)	(1)
Excess tax benefits from share-based compensation arrangements	(6)	(3)
Net change in:
Trading securities	1	15
Accrued income receivable	(2)	9
Accrued expenses payable	(44)	(13)
Other, net	39	(228)
Net cash provided by operating activities	565	410
INVESTING ACTIVITIES
Investment securities available-for-sale:
Maturities and redemptions	1,328	2,418
Purchases	(1,413)	(1,899)
Net change in loans	(2,254)	1,864
Proceeds from sales of foreclosed property	13	40
Net increase in premises and equipment	(38)	(70)
Sales of Federal Home Loan Bank stock	41	41
Other, net	(4)	10
Net cash (used in) provided by investing activities	(2,327)	2,404
FINANCING ACTIVITIES
Net change in:
Deposits	4,205	999
Short-term borrowings	(51)	116
Medium- and long-term debt:
Maturities and redemptions	(1,406)	(1,080)
Issuances	596	—
Common stock:
Repurchases	(200)	(218)
Cash dividends paid	(101)	(92)
Issuances under employee stock plans	45	22
Excess tax benefits from share-based compensation arrangements	6	3
Other, net	4	(10)
Net cash provided by (used in) financing activities	3,098	(260)
Net increase in cash and cash equivalents	1,336	2,554
Cash and cash equivalents at beginning of period	6,451	4,534
Cash and cash equivalents at end of period	$7,787	$7,088
Interest paid	$74	$88
Income taxes and tax-related interest paid	154	104
Noncash investing and financing activities:
Loans transferred to other real estate	13	10
See notes to consolidated financial statements.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

NOTE 1 - BASIS OF PRESENTATION AND ACCOUNTING POLICIES
Organization
The accompanying unaudited consolidated financial statements were prepared in accordance with United States (U.S.) generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation were included. The results of operations for the nine months ended September 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014. Certain items in prior periods were reclassified to conform to the current presentation. For further information, refer to the consolidated financial statements and footnotes thereto included in the Annual Report of Comerica Incorporated and Subsidiaries (the Corporation) on Form 10-K for the year ended December 31, 2013.
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
The cumulative effect of the retrospective application of the change in amortization method was a $3 million decrease to both "accrued income and other assets" and "retained earnings" on the consolidated balance sheets as of January 1, 2013. The unaudited consolidated financial statements have been retrospectively adjusted to reflect the prior period effect of the adoption of the amendment, which resulted in increases of $14 million and $41 million to both "other noninterest income" and "provision for income taxes" for the three- and nine-month periods ended September 30, 2013, respectively. The adoption of ASU 2014-01 had no effect on net income or earnings per common share for any period presented.
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
Warrants which contain a net exercise provision or a non-contingent put right embedded in the warrant agreement are accounted for as derivatives and recorded at fair value on a recurring basis using a Black-Scholes valuation model. The Black-Scholes valuation model utilizes five inputs: risk-free rate, expected life, volatility, exercise price, and the per share market value of the underlying company. The Corporation holds a portfolio of warrants for generally nonmarketable equity securities with a fair value of $4 million at September 30, 2014, included in "accrued income and other assets" on the consolidated balance sheets. These warrants are primarily from non-public technology companies obtained as part of the loan origination process. The Corporate Development Department is responsible for the warrant valuation process, which includes reviewing all significant inputs for reasonableness, and for providing valuation results to senior management. Increases in any of these inputs in isolation, with the exception of exercise price, would result in a higher fair value. Increases in exercise price in isolation would result in a lower fair value. The Corporation classifies warrants accounted for as derivatives as Level 3.
The Corporation also holds a derivative contract associated with the 2008 sale of its remaining ownership of Visa Inc. (Visa) Class B shares. Under the terms of the derivative contract, the Corporation will compensate the counterparty primarily for dilutive adjustments made to the conversion factor of the Visa Class B to Class A shares based on the ultimate outcome of litigation involving Visa. Conversely, the Corporation will be compensated by the counterparty for any increase in the conversion factor from anti-dilutive adjustments. At September 30, 2014, the fair value of the contract was a liability of $3 million. The recurring fair value of the derivative contract is based on unobservable inputs consisting of management's estimate of the litigation outcome, timing of litigation settlements and payments related to the derivative. Significant increases in the estimate of litigation outcome and the timing of litigation settlements in isolation would result in a significantly higher liability fair value. Significant increases in payments related to the derivative in isolation would result in a significantly lower liability fair value. The Corporation classifies the derivative liability as Level 3.
Nonmarketable equity securities
The Corporation has a portfolio of indirect (through funds) private equity and venture capital investments with a carrying value and unfunded commitments of $12 million and $5 million, respectively, at September 30, 2014. These funds generally cannot be redeemed and the majority are not readily marketable. Distributions from these funds are received by the Corporation as a result of the liquidation of underlying investments of the funds and/or as income distributions. It is estimated that the underlying assets of the funds will be liquidated over a period of up to 15 years. Recently issued federal regulations may require the Corporation to sell certain of these funds prior to liquidation. The investments are accounted for either on the cost or equity method and are individually reviewed for impairment on a quarterly basis by comparing the carrying value to the estimated fair value. These investments may be carried at fair value on a nonrecurring basis when they are deemed to be impaired and written down to fair value. Where there is not a readily determinable fair value, the Corporation estimates fair value for indirect private equity and venture capital investments based on the net asset value, as reported by the fund, after indication that the fund adheres to applicable fair value measurement guidance. For those funds where the net asset value is not reported by the fund, the Corporation derives the fair value of the fund by estimating the fair value of each underlying investment in the fund. In addition to using qualitative

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

information about each underlying investment, as provided by the fund, the Corporation gives consideration to information pertinent to the specific nature of the debt or equity investment, such as relevant market conditions, offering prices, operating results, financial conditions, exit strategy and other qualitative information, as available. The lack of an independent source to validate fair value estimates, including the impact of future capital calls and transfer restrictions, is an inherent limitation in the valuation process. On a quarterly basis, the Corporate Development Department is responsible, with appropriate oversight and approval provided by senior management, for performing the valuation procedures and updating significant inputs, as are primarily provided by the underlying fund's management. The Corporation classifies fair value measurements of nonmarketable equity securities as Level 3. Commitments to fund additional investments in nonmarketable equity securities recorded at fair value on a nonrecurring basis were not significant at September 30, 2014 or December 31, 2013.
The Corporation also holds restricted equity investments, primarily Federal Home Loan Bank (FHLB) and Federal Reserve Bank (FRB) stock. Restricted equity securities are not readily marketable and are recorded at cost (par value) in "accrued income and other assets" on the consolidated balance sheets and evaluated for impairment based on the ultimate recoverability of the par value. No significant observable market data for these instruments is available. The Corporation considers the profitability and asset quality of the issuer, dividend payment history and recent redemption experience when determining the ultimate recoverability of the par value. The Corporation’s investment in FHLB stock totaled $7 million and $48 million at September 30, 2014 and December 31, 2013, respectively, and its investment in FRB stock totaled $85 million at both September 30, 2014 and December 31, 2013. The Corporation believes its investments in FHLB and FRB stock are ultimately recoverable at par. Therefore, the carrying amount for these restricted equity investments approximates fair value. The Corporation classifies the estimated fair value of such investments as Level 1.
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

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

ASSETS AND LIABLILITIES RECORDED AT FAIR VALUE ON A RECURRING BASIS
The following tables present the recorded amount of assets and liabilities measured at fair value on a recurring basis as of September 30, 2014 and December 31, 2013.

(in millions)	Total	Level 1	Level 2	Level 3
September 30, 2014
Trading securities:
Deferred compensation plan assets	$97	$97	$—	$—
Equity and other non-debt securities	2	2	—	—
Residential mortgage-backed securities (a)	3	—	3	—
State and municipal securities	4	—	4	—
Corporate debt securities	1	—	1	—
Total trading securities	107	99	8	—
Investment securities available-for-sale:
U.S. Treasury and other U.S. government agency securities	45	45	—	—
Residential mortgage-backed securities (a)	9,109	—	9,109	—
State and municipal securities	23	—	—	23	(b)
Corporate debt securities	53	—	52	1	(b)
Equity and other non-debt securities	238	125	—	113	(b)
Total investment securities available-for-sale	9,468	170	9,161	137
Derivative assets:
Interest rate contracts	306	—	306	—
Energy derivative contracts	86	—	86	—
Foreign exchange contracts	28	—	28	—
Warrants	4	—	—	4
Total derivative assets	424	—	420	4
Total assets at fair value	$9,999	$269	$9,589	$141
Derivative liabilities:
Interest rate contracts	$97	$—	$97	$—
Energy derivative contracts	85	—	85	—
Foreign exchange contracts	28	—	28	—
Other	3	—	—	3
Total derivative liabilities	213	—	210	3
Deferred compensation plan liabilities	97	97	—	—
Total liabilities at fair value	$310	$97	$210	$3

(a)	Residential mortgage-backed securities issued and/or guaranteed by U.S. government agencies or U.S. government-sponsored enterprises.

(b)	Auction-rate securities.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

(in millions)	Total	Level 1	Level 2	Level 3
December 31, 2013
Trading securities:
Deferred compensation plan assets	$96	$96	$—	$—
Equity and other non-debt securities	7	7	—	—
Residential mortgage-backed securities (a)	2	—	2	—
State and municipal securities	3	—	3	—
Total trading securities	108	103	5	—
Investment securities available-for-sale:
U.S. Treasury and other U.S. government agency securities	45	45	—	—
Residential mortgage-backed securities (a)	8,926	—	8,926	—
State and municipal securities	22	—	—	22	(b)
Corporate debt securities	56	—	55	1	(b)
Equity and other non-debt securities	258	122	—	136	(b)
Total investment securities available-for-sale	9,307	167	8,981	159
Derivative assets:
Interest rate contracts	380	—	380	—
Energy derivative contracts	105	—	105	—
Foreign exchange contracts	15	—	15	—
Warrants	3	—	—	3
Total derivative assets	503	—	500	3
Total assets at fair value	$9,918	$270	$9,486	$162
Derivative liabilities:
Interest rate contracts	$133	$—	$133	$—
Energy derivative contracts	102	—	102	—
Foreign exchange contracts	14	—	14	—
Other	2	—	—	2
Total derivative liabilities	251	—	249	2
Deferred compensation plan liabilities	96	96	—	—
Total liabilities at fair value	$347	$96	$249	$2

(a)	Residential mortgage-backed securities issued and/or guaranteed by U.S. government agencies or U.S. government-sponsored enterprises.

(b)	Auction-rate securities.
There were no transfers of assets or liabilities recorded at fair value on a recurring basis into or out of Level 1, Level 2 and Level 3 fair value measurements during each of the three- and nine-month periods ended September 30, 2014 and 2013.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

The following table summarizes the changes in Level 3 assets and liabilities measured at fair value on a recurring basis for the three- and nine-month periods ended September 30, 2014 and 2013.

		Net Realized/Unrealized Gains (Losses) (Pretax)

	Balance at Beginning of Period	Recorded in Earnings				Recorded in Other Comprehensive Income				Balance at End of Period

(in millions)		Realized		Unrealized				Sales	Settlements
Three Months Ended September 30, 2014
Investment securities available-for-sale:
State and municipal securities (a)	$23	$—		$—		$—		$—	$—	$23
Corporate debt securities (a)	1	—		—		—		—	—	1
Equity and other non-debt securities (a)	118	1	(c)	—		1	(b)	(7)	—	113
Total investment securities available-for-sale	142	1	(c)	—		1	(b)	(7)	—	137
Derivative assets:
Warrants	4	2	(d)	—		—		(2)	—	4
Derivative liabilities:
Other	2	—		(1)	(c)	—		—	—	3
Three Months Ended September 30, 2013
Investment securities available-for-sale:
State and municipal securities (a)	$25	$—		$—		$—		$—	$—	$25
Corporate debt securities (a)	1	—		—		—		—	—	1
Equity and other non-debt securities (a)	146	1	(c)	—		5	(b)	(11)	—	141
Total investment securities available-for-sale	172	1	(c)	—		5	(b)	(11)	—	167
Derivative assets:
Warrants	3	7	(d)	—		—		(2)	(6)	2
Derivative liabilities:
Other	3	—		—		—		—	(1)	2
Nine Months Ended September 30, 2014
Investment securities available-for-sale:
State and municipal securities (a)	$22	$—		$—		$1	(b)	$—	$—	$23
Corporate debt securities (a)	1	—		—		—		—	—	1
Equity and other non-debt securities (a)	136	2	(c)	—		7	(b)	(32)	—	113
Total investment securities available-for-sale	159	2	(c)	—		8	(b)	(32)	—	137
Derivative assets:
Warrants	3	6	(d)	1	(d)	—		(6)	—	4
Derivative liabilities:
Other	2	—		(1)	(c)	—		—	—	3
Nine Months Ended September 30, 2013
Investment securities available-for-sale:
State and municipal securities (a)	$23	$—		$—		$2	(b)	$—	$—	$25
Corporate debt securities (a)	1	—		—		—		—	—	1
Equity and other non-debt securities (a)	156	1	(c)	—		(1)	(b)	(15)	—	141
Total investment securities available-for-sale	180	1	(c)	—		1	(b)	(15)	—	167
Derivative assets:
Warrants	3	8	(d)	1	(d)	—		(4)	(6)	2
Derivative liabilities:
Other	1	—		(2)	(c)	—		—	(1)	2

(a)	Auction-rate securities.

(b)	Recorded in "net unrealized gains (losses) on investment securities available-for-sale" in other comprehensive income.

(c)	Realized and unrealized gains and losses due to changes in fair value recorded in "net securities gains" on the consolidated statements of comprehensive income.

(d)	Realized and unrealized gains and losses due to changes in fair value recorded in "other noninterest income" on the consolidated statements of comprehensive income.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

ASSETS AND LIABILITIES RECORDED AT FAIR VALUE ON A NONRECURRING BASIS
The Corporation may be required, from time to time, to record certain assets and liabilities at fair value on a nonrecurring basis. These include assets that are recorded at the lower of cost or fair value that were recognized at fair value below cost at the end of the period. All assets recorded at fair value on a nonrecurring basis were classified as Level 3 at September 30, 2014 and December 31, 2013 and are presented in the following table. No liabilities were recorded at fair value on a nonrecurring basis at September 30, 2014 and December 31, 2013.

(in millions)	Level 3
September 30, 2014
Loans:
Commercial	$14
Real estate construction	14
Commercial mortgage	68
Total loans	96
Nonmarketable equity securities	1
Other real estate	1
Total assets at fair value	$98
December 31, 2013
Loans:
Commercial	$43
Real estate construction	20
Commercial mortgage	61
International	4
Total loans	128
Nonmarketable equity securities	2
Other real estate	5
Total assets at fair value	$135
Level 3 assets recorded at fair value on a nonrecurring basis at September 30, 2014 and December 31, 2013 included loans for which a specific allowance was established based on the fair value of collateral and other real estate for which fair value of the properties was less than the cost basis. For both asset classes, the unobservable inputs were the additional adjustments applied by management to the appraised values to reflect such factors as non-current appraisals and revisions to estimated time to sell. These adjustments are determined based on qualitative judgments made by management on a case-by-case basis and are not quantifiable inputs, although they are used in the determination of fair value.
The following table presents quantitative information related to the significant unobservable inputs utilized in the Corporation's Level 3 recurring fair value measurement as of September 30, 2014 and December 31, 2013. The Corporation's Level 3 recurring fair value measurements include auction-rate securities where fair value is determined using an income approach based on a discounted cash flow model. The inputs in the table below reflect management's expectation of continued illiquidity in the secondary auction-rate securities market due to a lack of market activity for the issuers remaining in the portfolio, a lack of market incentives for issuer redemptions, and the expectation for a continuing low interest rate environment. The September 30, 2014 workout periods reflect management's view that short-term interest rates could begin to rise in 2015.

		Discounted Cash Flow Model
		Unobservable Input
	Fair Value (in millions)	Discount Rate	Workout Period (in years)
September 30, 2014
State and municipal securities (a)	$23	3% - 10%	1 - 3
Equity and other non-debt securities (a)	113	4% - 8%	1 - 2
December 31, 2013
State and municipal securities (a)	$22	5% - 10%	3 - 4
Equity and other non-debt securities (a)	136	5% - 8%	2 - 3

(a)	Auction-rate securities.

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
The carrying amount and estimated fair value of financial instruments not recorded at fair value in their entirety on a recurring basis on the Corporation’s consolidated balance sheets are as follows:

	Carrying Amount	Estimated Fair Value
(in millions)		Total	Level 1	Level 2	Level 3
September 30, 2014
Assets
Cash and due from banks	$1,039	$1,039	$1,039	$—	$—
Interest-bearing deposits with banks	6,748	6,748	6,748	—	—
Loans held-for-sale	5	5	—	5	—
Total loans, net of allowance for loan losses (a)	47,116	46,980	—	—	46,980
Customers’ liability on acceptances outstanding	15	15	15	—	—
Nonmarketable equity securities (b)	12	19	—	—	19
Restricted equity investments	92	92	92	—	—
Liabilities
Demand deposits (noninterest-bearing)	27,490	27,490	—	27,490	—
Interest-bearing deposits	25,393	25,393	—	25,393	—
Customer certificates of deposit	4,698	4,686	—	4,686	—
Total deposits	57,581	57,569	—	57,569	—
Short-term borrowings	202	202	202	—	—
Acceptances outstanding	15	15	15	—	—
Medium- and long-term debt	2,669	2,696	—	2,696	—
Credit-related financial instruments	(91)	(91)	—	—	(91)
December 31, 2013
Assets
Cash and due from banks	$1,140	$1,140	$1,140	$—	$—
Interest-bearing deposits with banks	5,311	5,311	5,311	—	—
Loans held-for-sale	4	4	—	4	—
Total loans, net of allowance for loan losses (a)	44,872	44,801	—	—	44,801
Customers’ liability on acceptances outstanding	11	11	11	—	—
Nonmarketable equity securities (b)	12	19	—	—	19
Restricted equity investments	133	133	133	—	—
Liabilities
Demand deposits (noninterest-bearing)	23,875	23,875	—	23,875	—
Interest-bearing deposits	24,354	24,354	—	24,354	—
Customer certificates of deposit	5,063	5,055	—	5,055	—
Total deposits	53,292	53,284	—	53,284	—
Short-term borrowings	253	253	253	—	—
Acceptances outstanding	11	11	11	—	—
Medium- and long-term debt	3,543	3,540	—	3,540	—
Credit-related financial instruments	(88)	(88)	—	—	(88)

(a)	Included $96 million and $128 million of impaired loans recorded at fair value on a nonrecurring basis at September 30, 2014 and December 31, 2013, respectively.

(b)	Included $1 million and $2 million of nonmarketable equity securities recorded at fair value on a nonrecurring basis at September 30, 2014 and December 31, 2013, respectively.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

NOTE 3 - INVESTMENT SECURITIES
A summary of the Corporation’s investment securities available-for-sale follows:

(in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
September 30, 2014
U.S. Treasury and other U.S. government agency securities	$45	$—	$—	$45
Residential mortgage-backed securities (a)	9,131	106	128	9,109
State and municipal securities	24	—	1	23
Corporate debt securities	53	—	—	53
Equity and other non-debt securities	238	1	1	238
Total investment securities available-for-sale (b)	$9,491	$107	$130	$9,468

December 31, 2013
U.S. Treasury and other U.S. government agency securities	$45	$—	$—	$45
Residential mortgage-backed securities (a)	9,023	91	188	8,926
State and municipal securities	24	—	2	22
Corporate debt securities	56	—	—	56
Equity and other non-debt securities	266	1	9	258
Total investment securities available-for-sale (b)	$9,414	$92	$199	$9,307

(a)	Residential mortgage-backed securities issued and/or guaranteed by U.S. government agencies or U.S. government-sponsored enterprises.

(b)
Included auction-rate securities at amortized cost and fair value of $138 million and $137 million, respectively, as of September 30, 2014 and $169 million and $159 million, respectively, as of December 31, 2013.

A summary of the Corporation’s investment securities available-for-sale in an unrealized loss position as of September 30, 2014 and December 31, 2013 follows:

	Temporarily Impaired
	Less than 12 Months		12 Months or more			Total
(in millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses		Fair Value	Unrealized Losses
September 30, 2014
Residential mortgage-backed securities (a)	$1,434	$11	$3,519	$117		$4,953	$128
State and municipal securities (b)	—	—	23	1		23	1
Corporate debt securities (b)	—	—	1	—	(c)	1	—	(c)
Equity and other non-debt securities (b)	—	—	113	1		113	1
Total impaired securities	$1,434	$11	$3,656	$119		$5,090	$130
December 31, 2013
Residential mortgage-backed securities (a)	$5,825	$187	$11	$1		$5,836	$188
State and municipal securities (b)	—	—	22	2		22	2
Corporate debt securities (b)	—	—	1	—	(c)	1	—	(c)
Equity and other non-debt securities (b)	—	—	148	9		148	9
Total impaired securities	$5,825	$187	$182	$12		$6,007	$199

(a)	Residential mortgage-backed securities issued and/or guaranteed by U.S. government agencies or U.S. government-sponsored enterprises.

(b)	Auction-rate securities.

(c)	Unrealized losses less than $0.5 million.
At September 30, 2014, the Corporation had 162 securities in an unrealized loss position with no credit impairment, including 101 residential mortgage-backed securities, 43 equity and other non-debt auction-rate preferred securities, 17 state and municipal auction-rate securities, and one corporate auction-rate debt security. As of September 30, 2014, approximately 89 percent of the aggregate par value of auction-rate securities have been redeemed or sold since acquisition, of which approximately 95 percent were redeemed at or above cost. The unrealized losses for these securities resulted from changes in market interest rates and liquidity. The Corporation ultimately expects full collection of the carrying amount of these securities, does not intend to sell the securities in an unrealized loss position, and it is not more-likely-than-not that the Corporation will be required to sell the securities in an unrealized loss position prior to recovery of amortized cost. The Corporation does not consider these securities to be other-than-temporarily impaired at September 30, 2014.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

Sales, calls and write-downs of investment securities available-for-sale resulted in the following gains and losses recorded in “net securities (losses) gains” on the consolidated statements of comprehensive income, computed based on the adjusted cost of the specific security.

	Nine Months Ended September 30,
(in millions)	2014	2013
Securities gains	$1	$1
Securities losses (a)	(1)	(2)
Net securities (losses) gains	$—	$(1)
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

(in millions)
September 30, 2014	Amortized Cost	Fair Value
Contractual maturity
Within one year	$131	$132
After one year through five years	443	442
After five years through ten years	571	600
After ten years	8,108	8,056
Subtotal	9,253	9,230
Equity and other non-debt securities	238	238
Total investment securities available-for-sale	$9,491	$9,468
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
At September 30, 2014, investment securities with a carrying value of $3.1 billion were pledged where permitted or required by law to secure $2.1 billion of liabilities, primarily public and other deposits of state and local government agencies and derivative instruments.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

NOTE 4 – CREDIT QUALITY AND ALLOWANCE FOR CREDIT LOSSES
The following table presents an aging analysis of the recorded balance of loans.

	Loans Past Due and Still Accruing
(in millions)	30-59 Days	60-89 Days	90 Days or More	Total	Nonaccrual Loans	Current Loans (c)	Total Loans
September 30, 2014
Business loans:
Commercial	$7	$57	$5	$69	$93	$30,597	$30,759
Real estate construction:
Commercial Real Estate business line (a)	—	2	—	2	17	1,664	1,683
Other business lines (b)	—	—	—	—	1	308	309
Total real estate construction	—	2	—	2	18	1,972	1,992
Commercial mortgage:
Commercial Real Estate business line (a)	4	1	—	5	49	1,689	1,743
Other business lines (b)	29	2	7	38	95	6,727	6,860
Total commercial mortgage	33	3	7	43	144	8,416	8,603
Lease financing	—	—	—	—	—	805	805
International	2	2	—	4	—	1,425	1,429
Total business loans	42	64	12	118	255	43,215	43,588
Retail loans:
Residential mortgage	9	5	—	14	42	1,741	1,797
Consumer:
Home equity	5	2	1	8	31	1,595	1,634
Other consumer	1	—	—	1	1	687	689
Total consumer	6	2	1	9	32	2,282	2,323
Total retail loans	15	7	1	23	74	4,023	4,120
Total loans	$57	$71	$13	$141	$329	$47,238	$47,708
December 31, 2013
Business loans:
Commercial	$36	$17	$4	$57	$81	$28,677	$28,815
Real estate construction:
Commercial Real Estate business line (a)	—	—	—	—	20	1,427	1,447
Other business lines (b)	—	—	—	—	1	314	315
Total real estate construction	—	—	—	—	21	1,741	1,762
Commercial mortgage:
Commercial Real Estate business line (a)	9	1	—	10	51	1,617	1,678
Other business lines (b)	27	6	4	37	105	6,967	7,109
Total commercial mortgage	36	7	4	47	156	8,584	8,787
Lease financing	—	—	—	—	—	845	845
International	—	—	3	3	4	1,320	1,327
Total business loans	72	24	11	107	262	41,167	41,536
Retail loans:
Residential mortgage	15	3	—	18	53	1,626	1,697
Consumer:
Home equity	6	2	—	8	33	1,476	1,517
Other consumer	4	1	5	10	2	708	720
Total consumer	10	3	5	18	35	2,184	2,237
Total retail loans	25	6	5	36	88	3,810	3,934
Total loans	$97	$30	$16	$143	$350	$44,977	$45,470

(a)	Primarily loans to real estate developers.

(b)	Primarily loans secured by owner-occupied real estate.

(c)	Included purchased credit-impaired (PCI) loans with a total carrying value of $3 million at September 30, 2014 and $5 million at December 31, 2013.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

The following table presents loans by credit quality indicator, based on internal risk ratings assigned to each business loan at the time of approval and subjected to subsequent reviews, generally at least annually, and to pools of retail loans with similar risk characteristics.

	Internally Assigned Rating
(in millions)	Pass (a)	Special Mention (b)	Substandard (c)	Nonaccrual (d)	Total
September 30, 2014
Business loans:
Commercial	$29,439	$545	$682	$93	$30,759
Real estate construction:
Commercial Real Estate business line (e)	1,654	12	—	17	1,683
Other business lines (f)	301	7	—	1	309
Total real estate construction	1,955	19	—	18	1,992
Commercial mortgage:
Commercial Real Estate business line (e)	1,590	75	29	49	1,743
Other business lines (f)	6,436	149	180	95	6,860
Total commercial mortgage	8,026	224	209	144	8,603
Lease financing	765	37	3	—	805
International	1,407	10	12	—	1,429
Total business loans	41,592	835	906	255	43,588
Retail loans:
Residential mortgage	1,746	4	5	42	1,797
Consumer:
Home equity	1,593	2	8	31	1,634
Other consumer	683	3	2	1	689
Total consumer	2,276	5	10	32	2,323
Total retail loans	4,022	9	15	74	4,120
Total loans	$45,614	$844	$921	$329	$47,708
December 31, 2013
Business loans:
Commercial	$27,470	$590	$674	$81	$28,815
Real estate construction:
Commercial Real Estate business line (e)	1,399	13	15	20	1,447
Other business lines (f)	314	—	—	1	315
Total real estate construction	1,713	13	15	21	1,762
Commercial mortgage:
Commercial Real Estate business line (e)	1,474	92	61	51	1,678
Other business lines (f)	6,596	145	263	105	7,109
Total commercial mortgage	8,070	237	324	156	8,787
Lease financing	841	3	1	—	845
International	1,298	7	18	4	1,327
Total business loans	39,392	850	1,032	262	41,536
Retail loans:
Residential mortgage	1,635	3	6	53	1,697
Consumer:
Home equity	1,475	4	5	33	1,517
Other consumer	708	3	7	2	720
Total consumer	2,183	7	12	35	2,237
Total retail loans	3,818	10	18	88	3,934
Total loans	$43,210	$860	$1,050	$350	$45,470

(a)	Includes all loans not included in the categories of special mention, substandard or nonaccrual.

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

(e)	Primarily loans to real estate developers.

(f)	Primarily loans secured by owner-occupied real estate.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

The following table summarizes nonperforming assets.

(in millions)	September 30, 2014	December 31, 2013
Nonaccrual loans	$329	$350
Reduced-rate loans (a)	17	24
Total nonperforming loans	346	374
Foreclosed property	11	9
Total nonperforming assets	$357	$383

(a)
Reduced-rate business loans were zero at September 30, 2014 and $4 million at December 31, 2013, and reduced-rate retail loans were $17 million and $20 million at September 30, 2014 and December 31, 2013, respectively.

Allowance for Credit Losses
The following table details the changes in the allowance for loan losses and related loan amounts.

	2014			2013
(in millions)	Business Loans	Retail Loans	Total	Business Loans	Retail Loans	Total
Three Months Ended September 30
Allowance for loan losses:
Balance at beginning of period	$528	$63	$591	$542	$71	$613
Loan charge-offs	(20)	(4)	(24)	(30)	(9)	(39)
Recoveries on loans previously charged-off	19	2	21	18	2	20
Net loan charge-offs	(1)	(2)	(3)	(12)	(7)	(19)
Provision for loan losses	2	2	4	5	5	10
Balance at end of period	$529	$63	$592	$535	$69	$604

Nine Months Ended September 30
Allowance for loan losses:
Balance at beginning of period	$531	$67	$598	$552	$77	$629
Loan charge-offs	(71)	(11)	(82)	(94)	(18)	(112)
Recoveries on loans previously charged-off	50	8	58	45	7	52
Net loan charge-offs	(21)	(3)	(24)	(49)	(11)	(60)
Provision for loan losses	19	(1)	18	32	3	35
Balance at end of period	$529	$63	$592	$535	$69	$604

As a percentage of total loans	1.21%	1.52%	1.24%	1.32%	1.83%	1.37%

September 30
Allowance for loan losses:
Individually evaluated for impairment	$40	$—	$40	$67	$—	$67
Collectively evaluated for impairment	489	63	552	468	69	537
Total allowance for loan losses	$529	$63	$592	$535	$69	$604
Loans:
Individually evaluated for impairment	$204	$44	$248	$294	$52	$346
Collectively evaluated for impairment	43,384	4,073	47,457	40,045	3,745	43,790
PCI loans (a)	—	3	3	10	5	15
Total loans evaluated for impairment	$43,588	$4,120	$47,708	$40,349	$3,802	$44,151
(a)    No allowance for loan losses was required for PCI loans at September 30, 2014 and 2013.
Changes in the allowance for credit losses on lending-related commitments, included in "accrued expenses and other liabilities" on the consolidated balance sheets, are summarized in the following table.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2014	2013	2014	2013
Balance at beginning of period	$42	$36	$36	$32
Provision for credit losses on lending-related commitments	1	(2)	7	2
Balance at end of period	$43	$34	$43	$34

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

Individually Evaluated Impaired Loans
The following table presents additional information regarding individually evaluated impaired loans.

	Recorded Investment In:
(in millions)	Impaired Loans with No Related Allowance	Impaired Loans with Related Allowance	Total Impaired Loans	Unpaid Principal Balance	Related Allowance for Loan Losses
September 30, 2014
Business loans:
Commercial	$4	$82	$86	$124	$19
Real estate construction:
Commercial Real Estate business line (a)	—	14	14	16	1
Other business lines (b)	—	1	1	1	—
Total real estate construction	—	15	15	17	1
Commercial mortgage:
Commercial Real Estate business line (a)	—	35	35	68	14
Other business lines (b)	2	65	67	91	6
Total commercial mortgage	2	100	102	159	20
International	1	—	1	1	—
Total business loans	7	197	204	301	40
Retail loans:
Residential mortgage	28	—	28	17	—
Consumer:
Home equity	12	—	12	16	—
Other consumer	4	—	4	5	—
Total consumer	16	—	16	21	—
Total retail loans (c)	44	—	44	38	—
Total individually evaluated impaired loans	$51	$197	$248	$339	$40
December 31, 2013
Business loans:
Commercial	$10	$64	$74	$121	$26
Real estate construction:
Commercial Real Estate business line (a)	—	20	20	24	3
Other business lines (b)	—	1	1	1	—
Total real estate construction	—	21	21	25	3
Commercial mortgage:
Commercial Real Estate business line (a)	—	60	60	104	12
Other business lines (b)	1	63	64	90	15
Total commercial mortgage	1	123	124	194	27
International	—	4	4	4	1
Total business loans	11	212	223	344	57
Retail loans:
Residential mortgage	35	—	35	42	—
Consumer:
Home equity	12	—	12	17	—
Other consumer	4	—	4	12	—
Total consumer	16	—	16	29	—
Total retail loans (c)	51	—	51	71	—
Total individually evaluated impaired loans	$62	$212	$274	$415	$57

(a)	Primarily loans to real estate developers.

(b)	Primarily loans secured by owner-occupied real estate.

(c)	Individually evaluated retail loans had no related allowance for loan losses, primarily due to policy changes which resulted in direct write-downs of restructured retail loans.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

The following table presents information regarding average individually evaluated impaired loans and the related interest recognized. Interest income recognized for the period primarily related to reduced-rate loans.

	Individually Evaluated Impaired Loans
	2014		2013
(in millions)	Average Balance for the Period	Interest Income Recognized for the Period	Average Balance for the Period	Interest Income Recognized for the Period
Three Months Ended September 30
Business loans:
Commercial	$74	$1	$96	$—
Real estate construction:
Commercial Real Estate business line (a)	16	—	24	—
Commercial mortgage:
Commercial Real Estate business line (a)	49	—	78	—
Other business lines (b)	70	—	106	1
Total commercial mortgage	119	—	184	1
International	1	—	—	—
Total business loans	210	1	304	1
Retail loans:
Residential mortgage	29	—	35	—
Consumer loans:
Home equity	11	—	8	—
Other consumer	4	—	4	—
Total consumer	15	—	12	—
Total retail loans	44	—	47	—
Total individually evaluated impaired loans	$254	$1	$351	$1
Nine Months Ended September 30
Business loans:
Commercial	$68	$1	$105	$2
Real estate construction:
Commercial Real Estate business line (a)	17	—	25	—
Other business lines (b)	1	—	—	—
Total real estate construction	18	—	25	—
Commercial mortgage:
Commercial Real Estate business line (a)	56	—	87	—
Other business lines (b)	68	2	114	2
Total commercial mortgage	124	2	201	2
Lease financing	—	—	1	—
International	2	—	—	—
Total business loans	212	3	332	4
Retail loans:
Residential mortgage	31	—	36	—
Consumer:
Home equity	12	—	7	—
Other consumer	4	—	4	—
Total consumer	16	—	11	—
Total retail loans	47	—	47	—
Total individually evaluated impaired loans	$259	$3	$379	$4

(a)	Primarily loans to real estate developers.

(b)	Primarily loans secured by owner-occupied real estate.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

Troubled Debt Restructurings
The following tables detail the recorded balance at September 30, 2014 and 2013 of loans considered to be TDRs that were restructured during the three- and nine-month periods ended September 30, 2014 and 2013, by type of modification. In cases of loans with more than one type of modification, the loans were categorized based on the most significant modification.

	2014				2013
	Type of Modification				Type of Modification
(in millions)	Principal Deferrals (a)		Interest Rate Reductions	Total Modifications	Principal Deferrals (a)		Interest Rate Reductions	AB Note Restructures (b)	Total Modifications
Three Months Ended September 30
Business loans:
Commercial	$2		$—	$2	$3		$—	$—	$3
Commercial mortgage:
Commercial Real Estate business line (c)	—		—	—	14		—	—	14
Other business lines (d)	6		—	6	4		—	—	4
Total commercial mortgage	6		—	6	18		—	—	18
Total business loans	8		—	8	21		—	—	21
Retail loans:
Residential mortgage	—		—	—	—		1	—	1
Consumer:
Home equity	1	(e)	—	1	4	(e)	1	—	5
Other consumer	—		—	—	2	(e)	—	—	2
Total consumer	1		—	1	6		1	—	7
Total retail loans	1		—	1	6		2	—	8
Total loans	$9		$—	$9	$27		$2	$—	$29
Nine Months Ended September 30
Business loans:
Commercial	$3		$—	$3	$13		$—	$8	$21
Commercial mortgage:
Commercial Real Estate business line (c)	—		—	—	33		—	—	33
Other business lines (d)	10		—	10	15		—	11	26
Total commercial mortgage	10		—	10	48		—	11	59
International	1		—	1	—		—	—	—
Total business loans	14		—	14	61		—	19	80
Retail loans:
Residential mortgage	—		—	—	1	(e)	2	—	3
Consumer:
Home equity	1	(e)	2	3	6	(e)	1	—	7
Other consumer	—		—	—	2	(e)	1	—	3
Total consumer	1		2	3	8		2	—	10
Total retail loans	1		2	3	9		4	—	13
Total loans	$15		$2	$17	$70		$4	$19	$93

(a)	Primarily represents loan balances where terms were extended 90 days or more at or above contractual interest rates.

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
At September 30, 2014 and December 31, 2013, commitments to lend additional funds to borrowers whose terms have been modified in TDRs totaled $1 million and $4 million, respectively.
The majority of the modifications considered to be TDRs that occurred during the nine months ended September 30, 2014 and 2013 were principal deferrals. The Corporation charges interest on principal balances outstanding during deferral periods. Additionally, none of the modifications involved forgiveness of principal. As a result, the current and future financial effects of the recorded balance of loans considered to be TDRs that were restructured during the nine months ended September 30, 2014 and 2013 were insignificant.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

On an ongoing basis, the Corporation monitors the performance of modified loans to their restructured terms. In the event of a subsequent default, the allowance for loan losses continues to be reassessed on the basis of an individual evaluation of the loan.
The following table presents information regarding the recorded balance at September 30, 2014 and 2013 of loans modified by principal deferral during the twelve months ended September 30, 2014 and 2013, and those principal deferrals which experienced a subsequent default during the three- and nine-month periods ended September 30, 2014 and 2013. For principal deferrals, incremental deterioration in the credit quality of the loan, represented by a downgrade in the risk rating of the loan, for example, due to missed interest payments or a reduction of collateral value, is considered a subsequent default.

	2014				2013
(in millions)	Balance at September 30		Subsequent Default in the Three Months Ended September 30	Subsequent Default in the Nine Months Ended September 30	Balance at September 30		Subsequent Default in the Three Months Ended September 30	Subsequent Default in the Nine Months Ended September 30
Principal deferrals:
Business loans:
Commercial	$13		$6	$9	$13		$2	$11
Real estate construction:
Commercial Real Estate business line (a)	—		—	—	1		—	—
Commercial mortgage:
Commercial Real Estate business line (a)	4		—	—	34		—	20
Other business lines (b)	10		4	4	20		2	11
Total commercial mortgage	14		4	4	54		2	31
International	1		—	—	—		—	—
Total business loans	28		10	13	68		4	42
Retail loans:
Residential mortgage	2	(c)	—	—	3	(c)	—	—
Consumer:
Home equity	2	(c)	—	—	7	(c)	—	—
Other consumer	—		—	—	3	(c)	—	—
Total consumer	2		—	—	10		—	—
Total retail loans	4		—	—	13		—	—
Total principal deferrals	$32		$10	$13	$81		$4	$42

(a)	Primarily loans to real estate developers.

(b)	Primarily loans secured by owner-occupied real estate.

(c)	Includes bankruptcy loans for which the court has discharged the borrower's obligation and the borrower has not reaffirmed the debt.
During the twelve months ended September 30, 2014 and 2013, loans with a carrying value of $3 million and $4 million, respectively, were modified by interest rate reduction. During the twelve months ended September 30, 2013, loans with a carrying value of $19 million were restructured into two notes (AB note restructures). For reduced-rate loans and AB note restructures, a subsequent payment default is defined in terms of delinquency, when a principal or interest payment is 90 days past due. There were no subsequent payment defaults of reduced-rate loans or AB note restructures during the three- and nine-month periods ended September 30, 2014 and 2013.
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

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

No allowance for loan losses was required on the acquired PCI loan pools at both September 30, 2014 and December 31, 2013. The carrying amount of acquired PCI loans included in the consolidated balance sheet and the related outstanding balance at September 30, 2014 and December 31, 2013 were as follows.

(in millions)	September 30, 2014	December 31, 2013
Acquired PCI loans:
Carrying amount	$3	$5
Outstanding balance (principal and unpaid interest)	17	46
Changes in the accretable yield for acquired PCI loans for the three- and nine-month periods ended September 30, 2014 and 2013 were as follows.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2014	2013	2014	2013
Balance at beginning of period	$6	$10	$15	$16
Reclassifications from nonaccretable	1	4	10	4
Accretion	(1)	(3)	(19)	(9)
Balance at end of period	$6	$11	$6	$11
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
Credit risk is the possible loss that may occur in the event of nonperformance by the counterparty to a financial instrument. The Corporation attempts to minimize credit risk arising from customer-initiated derivatives by evaluating the creditworthiness of each customer, adhering to the same credit approval process used for traditional lending activities and obtaining collateral as deemed necessary. Derivatives with dealer counterparties are either cleared through a clearinghouse or settled directly with a single counterparty. For derivatives settled directly with dealer counterparties, the Corporation utilizes counterparty risk limits and monitoring procedures as well as master netting arrangements and bilateral collateral agreements to facilitate the management of credit risk. Master netting arrangements effectively reduce credit risk by permitting settlement of positive and negative positions and offset cash collateral held with the same counterparty on a net basis. Bilateral collateral agreements require daily exchange of cash or highly rated securities issued by the U.S. Treasury or other U.S. government entities to collateralize amounts due to either party beyond certain risk limits. At September 30, 2014, counterparties with bilateral collateral agreements had pledged $124 million of marketable investment securities and deposited $12 million of cash with the Corporation to secure the fair value of contracts in an unrealized gain position, and the Corporation had pledged $1 million of investment securities and posted $2 million of cash as collateral for contracts in an unrealized loss position. For those counterparties not covered under bilateral collateral agreements, collateral is obtained, if deemed necessary, based on the results of management’s credit evaluation of the counterparty. Collateral varies, but may include cash, investment securities, accounts receivable, equipment or real estate. Included in the fair value of derivative instruments are credit valuation adjustments reflecting counterparty credit risk. These adjustments are determined by applying a credit spread for the counterparty or the Corporation, as appropriate, to the total expected exposure of the derivative.
The aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a liability position on September 30, 2014 was $5 million, for which the Corporation had pledged collateral of $1 million in the normal course of business. The credit-risk-related contingent features require the Corporation’s debt to maintain an investment grade credit rating from each of the major credit rating agencies. If the Corporation’s debt were to fall below investment grade, the

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

counterparties to the derivative instruments could require additional overnight collateral on derivative instruments in net liability positions. If the credit-risk-related contingent features underlying these agreements had been triggered on September 30, 2014, the Corporation would have been required to assign an additional $4 million of collateral to its counterparties.
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

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

The following table presents the composition of the Corporation’s derivative instruments held or issued for risk management purposes or in connection with customer-initiated and other activities at September 30, 2014 and December 31, 2013. The table excludes commitments, warrants accounted for as derivatives and a derivative related to the Corporation’s 2008 sale of its remaining ownership of Visa shares.

	September 30, 2014			December 31, 2013
		Fair Value			Fair Value
(in millions)	Notional/ Contract Amount (a)	Gross Derivative Assets	Gross Derivative Liabilities	Notional/ Contract Amount (a)	Gross Derivative Assets	Gross Derivative Liabilities
Risk management purposes
Derivatives designated as hedging instruments
Interest rate contracts:
Swaps - fair value - receive fixed/pay floating	$1,800	$164	$2	$1,450	$198	$—
Derivatives used as economic hedges
Foreign exchange contracts:
Spot, forwards and swaps	426	1	4	253	1	—
Total risk management purposes	2,226	165	6	1,703	199	—
Customer-initiated and other activities
Interest rate contracts:
Caps and floors written	277	—	—	277	—	1
Caps and floors purchased	277	—	—	277	1	—
Swaps	11,403	142	95	11,143	181	132
Total interest rate contracts	11,957	142	95	11,697	182	133
Energy contracts:
Caps and floors written	1,349	3	40	1,325	1	48
Caps and floors purchased	1,349	40	3	1,325	48	1
Swaps	2,483	43	42	2,724	56	53
Total energy contracts	5,181	86	85	5,374	105	102
Foreign exchange contracts:
Spot, forwards, options and swaps	2,032	27	24	1,764	14	14
Total customer-initiated and other activities	19,170	255	204	18,835	301	249
Total gross derivatives	$21,396	420	210	$20,538	500	249
Amounts offset in the consolidated balance sheets:
Netting adjustment - Offsetting derivative assets/liabilities		(123)	(123)		(187)	(187)
Netting adjustment - Cash collateral received/posted		(11)	—		(2)	(10)
Net derivatives included in the consolidated balance sheets (b)		286	87		311	52
Amounts not offset in the consolidated balance sheets:
Marketable securities pledged under bilateral collateral agreements		(121)	(1)		(138)	(10)
Net derivatives after deducting amounts not offset in the consolidated balance sheets		$165	$86		$173	$42

(a)
Notional or contractual amounts, which represent the extent of involvement in the derivatives market, are used to determine the contractual cash flows required in accordance with the terms of the agreement. These amounts are typically not exchanged, significantly exceed amounts subject to credit or market risk and are not reflected in the consolidated balance sheets.

(b)
Net derivative assets are included in “accrued income and other assets” and net derivative liabilities are included in “accrued expenses and other liabilities” on the consolidated balance sheets. Included in the fair value of net derivative assets and net derivative liabilities are credit valuation adjustments reflecting counterparty credit risk and credit risk of the Corporation. The fair value of net derivative assets included credit valuation adjustments for counterparty credit risk of $2 million at both September 30, 2014 and December 31, 2013.

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
As part of a fair value hedging strategy, the Corporation entered into interest rate swap agreements for interest rate risk management purposes. These interest rate swap agreements effectively modify the Corporation’s exposure to interest rate risk by converting fixed-rate debt to a floating rate. These agreements involve the receipt of fixed-rate interest amounts in exchange for floating-rate interest payments over the life of the agreement, without an exchange of the underlying principal amount. Risk management fair value interest rate swaps generated net interest income of $18 million for both the three-month periods ended September 30, 2014 and 2013 and $54 million for both the nine-month periods ended September 30, 2014 and 2013. The Corporation recognized $1 million of net losses in "other noninterest income" in the consolidated statements of comprehensive income for the ineffective portion of risk management derivative instruments designated as fair value hedges of fixed-rate debt for each of the three- and nine-month periods ended September 30, 2014 and an insignificant amount for each of the three- and nine-month periods ended September 30, 2013.
Foreign exchange rate risk arises from changes in the value of certain assets and liabilities denominated in foreign currencies. The Corporation employs spot and forward contracts in addition to swap contracts to manage exposure to these and other risks. The Corporation recognized an insignificant amount of net gains on risk management derivative instruments used as economic hedges in "other noninterest income" in the consolidated statements of comprehensive income for each of the three- and nine-month periods ended September 30, 2014 and 2013.
 The following table summarizes the expected weighted average remaining maturity of the notional amount of risk management interest rate swaps and the weighted average interest rates associated with amounts expected to be received or paid on interest rate swap agreements as of September 30, 2014 and December 31, 2013.

		Weighted Average
(dollar amounts in millions)	Notional Amount	Remaining Maturity (in years)	Receive Rate	Pay Rate (a)
September 30, 2014
Swaps - fair value - receive fixed/pay floating rate
Medium- and long-term debt designation	$1,800	4.8	4.54%	0.49%
December 31, 2013
Swaps - fair value - receive fixed/pay floating rate
Medium- and long-term debt designation	1,450	3.4	5.45	0.38

(a)	Variable rates paid on receive fixed swaps are based on six-month LIBOR rates in effect at September 30, 2014 and December 31, 2013.
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
For customer-initiated foreign exchange contracts where offsetting positions have not been taken, the Corporation manages the remaining inherent market risk through individual foreign currency position limits and aggregate value-at-risk limits. These limits are established annually and reviewed quarterly. For those customer-initiated derivative contracts which were not offset or where the Corporation holds a speculative position within the limits described above, the Corporation recognized $1 million of net gains in “other noninterest income” in the consolidated statements of comprehensive income for each of the three- and nine-month periods ended September 30, 2014 and an insignificant amount for each of the three- and nine-month periods ended September 30, 2013.

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

		Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	Location of Gain	2014	2013	2014	2013
Interest rate contracts	Other noninterest income	$3	$8	$11	$17
Energy contracts	Other noninterest income	1	—	1	2
Foreign exchange contracts	Foreign exchange income	9	8	29	26
Total		$13	$16	$41	$45
Credit-Related Financial Instruments
The Corporation issues off-balance sheet financial instruments in connection with commercial and consumer lending activities. The Corporation’s credit risk associated with these instruments is represented by the contractual amounts indicated in the following table.

(in millions)	September 30, 2014	December 31, 2013
Unused commitments to extend credit:
Commercial and other	$28,158	$27,728
Bankcard, revolving check credit and home equity loan commitments	2,138	1,889
Total unused commitments to extend credit	$30,296	$29,617
Standby letters of credit	$3,942	$4,297
Commercial letters of credit	65	103
Other credit-related financial instruments	3	2
The Corporation maintains an allowance to cover probable credit losses inherent in lending-related commitments, including unused commitments to extend credit, letters of credit and financial guarantees. At September 30, 2014 and December 31, 2013, the allowance for credit losses on lending-related commitments, included in “accrued expenses and other liabilities” on the consolidated balance sheets, was $43 million and $36 million, respectively.
Unused Commitments to Extend Credit
Commitments to extend credit are legally binding agreements to lend to a customer, provided there is no violation of any condition established in the contract. These commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many commitments expire without being drawn upon, the total contractual amount of commitments does not necessarily represent future cash requirements of the Corporation. Commercial and other unused commitments are primarily variable rate commitments. The allowance for credit losses on lending-related commitments included $30 million and $28 million at September 30, 2014 and December 31, 2013, respectively, for probable credit losses inherent in the Corporation’s unused commitments to extend credit.
Standby and Commercial Letters of Credit
Standby letters of credit represent conditional obligations of the Corporation which guarantee the performance of a customer to a third party. Standby letters of credit are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing and similar transactions. Commercial letters of credit are issued to finance foreign or domestic trade transactions. These contracts expire in decreasing amounts through the year 2022. The Corporation may enter into participation arrangements with third parties that effectively reduce the maximum amount of future payments which may be required under standby and commercial letters of credit. These risk participations covered $308 million and $259 million, respectively, of the $4.0 billion and $4.4 billion standby and commercial letters of credit outstanding at September 30, 2014 and December 31, 2013, respectively.
The carrying value of the Corporation’s standby and commercial letters of credit, included in “accrued expenses and other liabilities” on the consolidated balance sheets, totaled $60 million at September 30, 2014, including $47 million in deferred fees and $13 million in the allowance for credit losses on lending-related commitments. At December 31, 2013, the comparable amounts were $59 million, $51 million and $8 million, respectively.
The following table presents a summary of criticized standby and commercial letters of credit at September 30, 2014 and December 31, 2013. The Corporation's criticized list is generally consistent with the Special mention, Substandard and Doubtful

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

categories defined by regulatory authorities. The Corporation manages credit risk through underwriting, periodically reviewing and approving its credit exposures using Board committee approved credit policies and guidelines.

(dollar amounts in millions)	September 30, 2014	December 31, 2013
Total criticized standby and commercial letters of credit	$102	$69
As a percentage of total outstanding standby and commercial letters of credit	2.5%	1.6%
Other Credit-Related Financial Instruments
The Corporation enters into credit risk participation agreements, under which the Corporation assumes credit exposure associated with a borrower’s performance related to certain interest rate derivative contracts. The Corporation is not a party to the interest rate derivative contracts and only enters into these credit risk participation agreements in instances in which the Corporation is also a party to the related loan participation agreement for such borrowers. The Corporation manages its credit risk on the credit risk participation agreements by monitoring the creditworthiness of the borrowers, which is based on the normal credit review process had it entered into the derivative instruments directly with the borrower. The notional amount of such credit risk participation agreement reflects the pro-rata share of the derivative instrument, consistent with its share of the related participated loan. As of September 30, 2014 and December 31, 2013, the total notional amount of the credit risk participation agreements was approximately $527 million and $614 million, respectively, and the fair value, included in customer-initiated interest rate contracts recorded in "accrued expenses and other liabilities" on the consolidated balance sheets, was insignificant for each period. The maximum estimated exposure to these agreements, as measured by projecting a maximum value of the guaranteed derivative instruments, assuming 100 percent default by all obligors on the maximum values, was approximately $5 million and $7 million at September 30, 2014 and December 31, 2013, respectively. In the event of default, the lead bank has the ability to liquidate the assets of the borrower, in which case the lead bank would be required to return a percentage of the recouped assets to the participating banks. As of September 30, 2014, the weighted average remaining maturity of outstanding credit risk participation agreements was 2.8 years.
In 2008, the Corporation sold its remaining ownership of Visa Class B shares and entered into a derivative contract. Under the terms of the derivative contract, the Corporation will compensate the counterparty primarily for dilutive adjustments made to the conversion factor of the Visa Class B shares to Class A shares based on the ultimate outcome of litigation involving Visa. Conversely, the Corporation will be compensated by the counterparty for any increase in the conversion factor from anti-dilutive adjustments. The notional amount of the derivative contract was equivalent to approximately 780,000 Visa Class B shares. The fair value of the derivative liability, included in "accrued expenses and other liabilities" on the consolidated balance sheets, was $3 million and $2 million at September 30, 2014 and December 31, 2013, respectively.
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
The Corporation accounts for its interests in LIHTC entities using the proportional amortization method. Exposure to loss as a result of the Corporation’s involvement with LIHTC entities at September 30, 2014 was limited to approximately $379 million. Ownership interests in other community development projects which generate similar tax credits to investors (other tax credit entities) are accounted for under either the cost or equity method. Exposure to loss as a result of the Corporation's involvement in other tax credit entities at September 30, 2014 was limited to approximately $10 million.
Investment balances, including all legally binding commitments to fund future investments, are included in “accrued income and other assets” on the consolidated balance sheets. A liability is recognized in “accrued expenses and other liabilities” on the consolidated balance sheets for all legally binding unfunded commitments to fund tax credit entities ($131 million at

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

September 30, 2014). Amortization and other write-downs of LIHTC investments are presented on a net basis as a component of the "provision for income taxes" on the consolidated statements of comprehensive income, while amortization and write-downs of other tax credit investments are recorded in “other noninterest income." The income tax credits and deductions are recorded as a reduction of income tax expense and a reduction of federal income taxes payable.
The Corporation provided no financial or other support that was not contractually required to any of the above VIEs during the nine months ended September 30, 2014 and 2013.
The following table summarizes the impact of these tax credit entities on line items on the Corporation’s consolidated statements of comprehensive income.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2014	2013	2014	2013
Other noninterest income:
Amortization of other tax credit investments	$(2)	$—	$(5)	$—
Provision for income taxes:
Amortization of LIHTC investments	15	14	43	41
Low income housing tax credits	(15)	(14)	(43)	(42)
Other tax benefits related to tax credit entities	(6)	(5)	(19)	(15)
Total provision for income taxes	$(6)	$(5)	(19)	(16)
For further information on the Corporation’s consolidation policy, see Note 1 to these unaudited consolidated financial statements and Note 1 to the consolidated financial statements in the Corporation's 2013 Annual Report.
NOTE 7 - MEDIUM- AND LONG-TERM DEBT
Medium- and long-term debt is summarized as follows:

(in millions)	September 30, 2014	December 31, 2013
Parent company
Subordinated notes:
4.80% subordinated notes due 2015 (a)	$308	$318
3.80% subordinated notes due 2026 (a)	249	—
Medium-term notes:
3.00% notes due 2015	299	299
2.125% notes due 2019 (a)	346	—
Total parent company	1,202	617
Subsidiaries
Subordinated notes:
5.70% subordinated notes due 2014 (a)	—	255
8.375% subordinated notes called 2014	—	183
5.75% subordinated notes due 2016 (a)	672	681
5.20% subordinated notes due 2017 (a)	551	566
7.875% subordinated notes due 2026 (a)	221	213
Total subordinated notes	1,444	1,898
Federal Home Loan Bank advance:
Floating-rate based on LIBOR indices due 2014	—	1,000
Other notes:
6.0% - 6.4% fixed-rate notes due 2020	23	28
Total subsidiaries	1,467	2,926
Total medium- and long-term debt	$2,669	$3,543

(a)	The carrying value of medium- and long-term debt has been adjusted to reflect the gain or loss attributable to the risk hedged with interest rate swaps.
Subordinated notes with remaining maturities greater than one year qualify as Tier 2 capital.
Comerica Bank (the Bank) is a member of the FHLB, which provides short- and long-term funding to its members through advances collateralized by real estate-related assets. Actual borrowing capacity is contingent on the amount of collateral available

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

to be pledged to the FHLB. At September 30, 2014, $14 billion of real estate-related loans were pledged to the FHLB as blanket collateral for potential future borrowings.
In the second quarter 2014, the Corporation issued $350 million of 2.125% senior notes due 2019, which were swapped to a floating rate based on six-month LIBOR. Proceeds were used for general corporate purposes.
In the third quarter 2014, the Corporation issued $250 million of 3.80% subordinated notes due 2026, which were swapped to a floating rate based on six-month LIBOR. Proceeds were used for general corporate purposes. Also in the third quarter 2014, the Corporation exercised its option to redeem, at par, $150 million of 8.375% subordinated notes, originally due in 2024. A gain of $32 million was recognized on the early redemption, primarily from the recognition of the unamortized value of a related, previously terminated interest rate swap.
NOTE 8 - ACCUMULATED OTHER COMPREHENSIVE LOSS
The following table presents a reconciliation of the changes in the components of accumulated other comprehensive loss and details the components of other comprehensive income (loss) for the nine months ended September 30, 2014 and 2013, including the amount of income tax expense (benefit) allocated to each component of other comprehensive income (loss).

	Nine Months Ended September 30,
(in millions)	2014	2013
Accumulated net unrealized gains (losses) on investment securities available-for-sale:
Balance at beginning of period, net of tax	$(68)	$150

Net unrealized holding gains (losses) arising during the period	85	(270)
Less: Provision (benefit) for income taxes	30	(100)
Net unrealized holding gains (losses) arising during the period, net of tax	55	(170)
Less:
Net realized gains included in net securities gains	1	1
Less: Provision for income taxes	—	—
Reclassification adjustment for net securities gains included in net income, net of tax	1	1
Change in net unrealized gains (losses) on investment securities available-for-sale, net of tax	54	(171)
Balance at end of period, net of tax	$(14)	$(21)

Accumulated defined benefit pension and other postretirement plans adjustment:
Balance at beginning of period, net of tax	$(323)	$(563)

Amortization of actuarial net loss	30	65
Amortization of prior service cost	1	2
Amounts recognized in salaries and benefits expense	31	67
Less: Provision for income taxes	11	24
Change in defined benefit pension and other postretirement plans adjustment, net of tax	20	43
Balance at end of period, net of tax	$(303)	$(520)
Total accumulated other comprehensive loss at end of period, net of tax	$(317)	$(541)

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

NOTE 9 - NET INCOME PER COMMON SHARE
Basic and diluted net income per common share are presented in the following table.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except per share data)	2014	2013	2014	2013
Basic and diluted
Net income	$154	$147	$444	$424
Less:
Income allocated to participating securities	2	2	6	6
Net income attributable to common shares	$152	$145	$438	$418

Basic average common shares	179	182	179	184

Basic net income per common share	$0.85	$0.80	$2.44	$2.28

Basic average common shares	179	182	179	184
Dilutive common stock equivalents:
Net effect of assumed exercise of stock options	2	1	2	1
Net effect of the assumed exercise of warrants	4	4	5	2
Diluted average common shares	185	187	186	187

Diluted net income per common share	$0.82	$0.78	$2.35	$2.23
The following average shares related to outstanding options to purchase shares of common stock were not included in the computation of diluted net income per common share because the prices of the options were greater than the average market price of common shares for the period.

	Three Months Ended September 30,		Nine Months Ended September 30,
(shares in millions)	2014	2013	2014	2013
Average outstanding options	6.0	8.2	7.3	11.8
Range of exercise prices	$50.87 - $60.82	$41.70 - $61.94	$48.17 - $61.94	$34.78 - $61.94
NOTE 10 - EMPLOYEE BENEFIT PLANS
Net periodic benefit costs are charged to "employee benefits expense" on the consolidated statements of comprehensive income. The components of net periodic benefit cost for the Corporation's qualified pension plan, non-qualified pension plan and postretirement benefit plan are as follows.

Qualified Defined Benefit Pension Plan	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2014	2013	2014	2013
Service cost	$7	$9	$22	$28
Interest cost	22	20	66	59
Expected return on plan assets	(33)	(33)	(99)	(99)
Amortization of prior service cost	1	1	4	3
Amortization of net loss	9	18	24	56
Net periodic defined benefit cost	$6	$15	$17	$47

Non-Qualified Defined Benefit Pension Plan	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2014	2013	2014	2013
Service cost	$1	$1	$3	$3
Interest cost	2	2	7	7
Amortization of prior service cost (credit)	(1)	—	(3)	(1)
Amortization of net loss	2	3	5	8
Net periodic defined benefit cost	$4	$6	$12	$17

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

Postretirement Benefit Plan	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2014	2013	2014	2013
Interest cost	$—	$1	$2	$3
Expected return on plan assets	(1)	(1)	(3)	(3)
Amortization of net loss	1	—	1	1
Net periodic postretirement benefit cost	$—	$—	$—	$1
For further information on the Corporation's employee benefit plans, refer to Note 17 to the consolidated financial statements in the Corporation's 2013 Annual Report.
NOTE 11 - INCOME TAXES AND TAX-RELATED ITEMS
At September 30, 2014, net unrecognized tax benefits were $14 million, compared to $11 million at December 31, 2013. The increase in unrecognized tax benefits of $3 million was primarily the result of the recognition of federal audit adjustments. The Corporation anticipates that it is reasonably possible that final settlement of federal and state tax issues will result in a decrease in net unrecognized tax benefits of $9 million within the next twelve months. Included in "accrued expense and other liabilities" on the consolidated balance sheets was a $2 million liability for tax-related interest and penalties at both September 30, 2014 and December 31, 2013.
Net deferred tax assets were $200 million at September 30, 2014, compared to $256 million at December 31, 2013. The decrease of $56 million in net deferred tax assets resulted primarily from a decrease in unrealized losses on investment securities available-for-sale recognized in other comprehensive income. Deferred tax assets were evaluated for realization and it was determined that no valuation allowance was needed at both September 30, 2014 and December 31, 2013. This conclusion was based on available evidence of loss carryback capacity, projected future reversals of existing taxable temporary differences and assumptions made regarding future events.
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
NOTE 12 - CONTINGENT LIABILITIES
Legal Proceedings
As previously reported in the Corporation's Form 10-K for the year ended December 31, 2013 and Forms 10-Q for the quarterly periods ended March 31, 2014 and June 30, 2014, Comerica Bank, a wholly owned subsidiary of the Corporation, was sued in November 2011 as a third-party defendant in Butte Local Development v. Masters Group v. Comerica Bank (“the case”), for lender liability. The case was tried in January 2014, in the Montana Second District Judicial Court for Silver Bow County in Butte, Montana ("the court"). On January 17, 2014, a jury awarded Masters $52 million against the Bank. Following the jury’s decision on the case, the Corporation increased its reserve for litigation-related expense, effective as of December 31, 2013, to $52 million. The Corporation increased its reserve related to the case to $54 million in March 2014, to include additional attorney's fees and costs awarded by the court.
The Corporation believes that it has meritorious defenses and appellate issues for this litigation and has appealed to the Montana Supreme Court, the sole appellate court for the state of Montana. The Montana Supreme Court heard oral arguments in September 2014 and will be rendering a written decision on the appeal.
The Corporation and certain of its subsidiaries are subject to various other pending or threatened legal proceedings arising out of the normal course of business or operations. The Corporation believes it has meritorious defenses to the claims asserted against it in its other currently outstanding legal proceedings and, with respect to such legal proceedings, intends to continue to defend itself vigorously, litigating or settling cases according to management’s judgment as to what is in the best interests of the Corporation and its shareholders. Settlement may result from the Corporation's determination that it may be more prudent financially to settle, rather than litigate, and should not be regarded as an admission of liability. On at least a quarterly basis, the Corporation assesses its potential liabilities and contingencies in connection with outstanding legal proceedings utilizing the latest information

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

available. On a case-by-case basis, reserves are established for those legal claims for which it is probable that a loss will be incurred either as a result of a settlement or judgment, and the amount of such loss can be reasonably estimated. The actual costs of resolving these claims may be substantially higher or lower than the amounts reserved. Based on current knowledge, and after consultation with legal counsel, management believes that current reserves are adequate, and the amount of any incremental liability arising from these matters is not expected to have a material adverse effect on the Corporation’s consolidated financial condition, consolidated results of operations or consolidated cash flows. Legal fees of $8 million and $5 million were included in "other noninterest expenses" on the consolidated statements of income for the three-month periods ended September 30, 2014 and 2013, respectively, and $18 million and $19 million for the nine-month periods ended September 30, 2014 and 2013, respectively. For matters where a loss is not probable, the Corporation has not established legal reserves. The Corporation believes the estimate of the aggregate range of reasonably possible losses, in excess of reserves established, for all legal proceedings in which it is involved is from zero to approximately $44 million at September 30, 2014. This estimated aggregate range of reasonably possible losses is based upon currently available information for those proceedings in which the Corporation is involved, taking into account the Corporation’s best estimate of such losses for those cases for which such estimate can be made. For certain cases, the Corporation does not believe that an estimate can currently be made. The Corporation’s estimate involves significant judgment, given the varying stages of the proceedings (including the fact that many are currently in preliminary stages), the existence in certain proceedings of multiple defendants (including the Corporation) whose share of liability has yet to be determined, the numerous yet-unresolved issues in many of the proceedings (including issues regarding class certification and the scope of many of the claims) and the attendant uncertainty of the various potential outcomes of such proceedings. Accordingly, the Corporation’s estimate will change from time to time, and actual losses may be more or less than the current estimate.
In the event of unexpected future developments, it is possible that the ultimate resolution of these matters, if unfavorable, may be material to the Corporation's consolidated financial condition, consolidated results of operations or consolidated cash flows.
For information regarding income tax contingencies, refer to Note 11.
NOTE 13 - BUSINESS SEGMENT INFORMATION
The Corporation has strategically aligned its operations into three major business segments: the Business Bank, the Retail Bank and Wealth Management. These business segments are differentiated based on the type of customer and the related products and services provided. In addition to the three major business segments, the Finance Division is also reported as a segment. Business segment results are produced by the Corporation’s internal management accounting system. This system measures financial results based on the internal business unit structure of the Corporation. The performance of the business segments is not comparable with the Corporation's consolidated results and is not necessarily comparable with similar information for any other financial institution. Additionally, because of the interrelationships of the various segments, the information presented is not indicative of how the segments would perform if they operated as independent entities. The management accounting system assigns balance sheet and income statement items to each business segment using certain methodologies, which are regularly reviewed and refined. These methodologies may be modified as the management accounting system is enhanced and changes occur in the organizational structure and/or product lines. For comparability purposes, amounts in all periods are based on business segments and methodologies in effect at September 30, 2014.
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

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

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
Business segment financial results are as follows:

(dollar amounts in millions)	Business Bank	Retail Bank	Wealth Management	Finance	Other	Total
Nine Months Ended September 30, 2014
Earnings summary:
Net interest income (expense) (FTE)	$1,124	$446	$139	$(485)	$19	$1,243
Provision for credit losses	45	(2)	(11)	—	(7)	25
Noninterest income	275	123	195	44	6	643
Noninterest expenses	441	524	239	(24)	27	1,207
Provision (benefit) for income taxes (FTE)	311	16	38	(160)	5	210
Net income (loss)	$602	$31	$68	$(257)	$—	$444
Net credit-related charge-offs	$16	$7	$1	$—	$—	$24

Selected average balances:
Assets	$37,094	$6,074	$4,981	$11,070	$6,117	$65,336
Loans	36,124	5,406	4,797	—	—	46,327
Deposits	27,755	21,600	3,934	246	246	53,781

Statistical data:
Return on average assets (a)	2.17%	0.19%	1.81%	N/M	N/M	0.91%
Efficiency ratio (b)	31.56	91.81	71.95	N/M	N/M	63.99

(dollar amounts in millions)	Business Bank	Retail Bank	Wealth Management	Finance	Other	Total
Nine Months Ended September 30, 2013
Earnings summary:
Net interest income (expense) (FTE)	$1,115	$460	$138	$(492)	$23	$1,244
Provision for credit losses	29	21	(8)	—	(5)	37
Noninterest income	287	132	191	47	6	663
Noninterest expenses	446	530	238	7	28	1,249
Provision (benefit) for income taxes (FTE)	312	14	35	(168)	4	197
Net income (loss)	$615	$27	$64	$(284)	$2	$424
Net credit-related charge-offs	$37	$18	$5	$—	$—	$60

Selected average balances:
Assets	$35,694	$5,967	$4,785	$11,553	$5,708	$63,707
Loans	34,626	5,278	4,629	—	—	44,533
Deposits	25,931	21,183	3,722	309	210	51,355

Statistical data:
Return on average assets (a)	2.30%	0.17%	1.78%	N/M	N/M	0.89%
Efficiency ratio (b)	31.78	89.19	72.64	N/M	N/M	65.45

(a)	Return on average assets is calculated based on the greater of average assets or average liabilities and attributed equity.
(b)    Noninterest expenses as a percentage of the sum of net interest income (FTE) and noninterest income excluding net securities gains.
FTE – Fully Taxable Equivalent
N/M – not meaningful

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

The Corporation operates in three primary markets - Texas, California, and Michigan, as well as in Arizona and Florida, with select businesses operating in several other states, and in Canada and Mexico. The Corporation produces market segment results for the Corporation’s three primary geographic markets as well as Other Markets. Other Markets includes Florida, Arizona, the International Finance division and businesses with a national perspective. The Finance & Other category includes the Finance segment and the Other category as previously described. Market segment results are provided as supplemental information to the business segment results and may not meet all operating segment criteria as set forth in GAAP. For comparability purposes, amounts in all periods are based on market segments and methodologies in effect at September 30, 2014.
A discussion of the financial results and the factors impacting performance can be found in the section entitled "Market Segments" in the financial review.
Market segment financial results are as follows:

(dollar amounts in millions)	Michigan	California	Texas	Other Markets	Finance & Other	Total
Nine Months Ended September 30, 2014
Earnings summary:
Net interest income (expense) (FTE)	$544	$531	$403	$231	$(466)	$1,243
Provision for credit losses	(13)	39	32	(26)	(7)	25
Noninterest income	268	109	95	121	50	643
Noninterest expenses	487	299	274	144	3	1,207
Provision (benefit) for income taxes (FTE)	122	113	70	60	(155)	210
Net income (loss)	$216	$189	$122	$174	$(257)	$444
Net credit-related charge-offs (recoveries)	$13	$21	$8	$(18)	$—	$24

Selected average balances:
Assets	$13,797	$15,543	$11,525	$7,284	$17,187	$65,336
Loans	13,400	15,259	10,829	6,839	—	46,327
Deposits	20,853	15,506	10,743	6,187	492	53,781

Statistical data:
Return on average assets (a)	1.32%	1.52%	1.36%	3.19%	N/M	0.91%
Efficiency ratio (b)	59.87	46.74	55.02	41.12	N/M	63.99

(dollar amounts in millions)	Michigan	California	Texas	Other Markets	Finance & Other	Total
Nine Months Ended September 30, 2013
Earnings summary:
Net interest income (expense) (FTE)	$564	$516	$394	$239	$(469)	$1,244
Provision for credit losses	(16)	22	31	5	(5)	37
Noninterest income	268	113	100	129	53	663
Noninterest expenses	496	298	272	148	35	1,249
Provision (benefit) for income taxes (FTE)	125	115	67	54	(164)	197
Net income (loss)	$227	$194	$124	$161	$(282)	$424
Net credit-related charge-offs	$10	$30	$7	$13	$—	$60

Selected average balances:
Assets	$13,936	$14,072	$10,774	$7,664	$17,261	$63,707
Loans	13,508	13,826	10,064	7,135	—	44,533
Deposits	20,294	14,532	10,149	5,861	519	51,355

Statistical data:
Return on average assets (a)	1.42%	1.66%	1.46%	2.80%	N/M	0.89%
Efficiency ratio (b)	59.52	47.39	54.96	40.22	N/M	65.45

(a)	Return on average assets is calculated based on the greater of average assets or average liabilities and attributed equity.
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

RESULTS OF OPERATIONS
Net income for the three months ended September 30, 2014 was $154 million, an increase of $7 million from $147 million reported for the three months ended September 30, 2013. This increase was primarily the result of a $20 million decrease in noninterest expenses, a $2 million increase in net interest income and a $3 million decrease in the provision for credit losses, partially offset by a $13 million decrease in noninterest income. Net income per diluted common share was $0.82 for the three months ended September 30, 2014, compared to $0.78 for the same period one year ago. Third quarter results reflected a net benefit of $5 million, after tax, or $0.03 per share, from certain actions including a $32 million gain on the early redemption of debt, a $9 million contribution to the Comerica Charitable Foundation and other charges totaling $15 million intended to assist in partially offsetting headwinds from rising regulatory and technology demands. Average diluted common shares were 185 million and 187 million for the three-month periods ended September 30, 2014 and 2013, respectively.
Net income for the nine months ended September 30, 2014 was $444 million, an increase of $20 million from $424 million reported for the nine months ended September 30, 2013. The increase in net income was primarily the result of decreases of $42 million in noninterest expenses and $12 million in the provision for credit losses, partially offset by decreases of $20 million in noninterest income and $2 million in net interest income. Net income per diluted common share was $2.35 for the nine months ended September 30, 2014, compared to $2.23 for the same period one year ago. Average diluted common shares were 186 million and 187 million for the nine-month periods ended September 30, 2014 and 2013, respectively.
Full-Year and Fourth Quarter 2014 Outlook
Management expectations for full-year 2014 compared to full-year 2013 have not changed from the previously provided outlook, with the exception of the following:

•	Average loans - previous outlook was for growth in average loans of 4 percent to 6 percent and now growth is expected to be in the middle of the range, or about 5 percent.

•	Net interest income - previous outlook for purchase accounting accretion was $25 million to $30 million and now accretion is expected to be at the upper end of the range, or about $30 million.
For fourth quarter 2014 compared to third quarter 2014, management expects the following, assuming a continuation of the current economic and low-rate environment:

•
Slight growth in average loans, reflecting a seasonal decline in Mortgage Banker Finance, a seasonal increase in National Dealer Services, and slight growth in our remaining business lines similar to the third quarter, with continued focus on pricing and structure discipline.

•	Slight growth in net interest income, reflecting fourth quarter purchase accounting accretion of about $5 million. Loan growth approximately offsets continued pressure from low rate environment.

•	Provision for credit losses to remain low, similar to the provisions in the first half of 2014.

•	Noninterest income relatively stable, with stable customer-driven income and lower noncustomer-driven income.

•
Noninterest expenses higher, reflecting higher technology and consulting expenses, a seasonal increase in benefits expense and certain fourth quarter actions expected to result in additional charges of about $5 million to $7 million. Third quarter included a net benefit of $8 million from actions taken.

The Corporation early adopted an amendment to U.S. generally accepted accounting principles in the first quarter 2014 related to the accounting for affordable housing projects that qualify for the low-income housing tax credit. Amortization of the initial investment cost of qualifying projects is now recorded in the provision for income taxes together with the tax credits and benefits received. Previously, the amortization was recorded as a reduction to other noninterest income. All prior period amounts in this financial review have been restated to reflect the adoption of the amendment, which resulted in offsetting increases to other noninterest income and the provision for income taxes of $14 million and $41 million for the three- and nine-month periods ended September 30, 2013, respectively ($56 million for full-year 2013). The adoption had no impact on net income for any period presented.

Net Interest Income
The "Quarterly Analysis of Net Interest Income & Rate/Volume - Fully Taxable Equivalent" table that follows provides an analysis of net interest income (FTE) for the three months ended September 30, 2014 and 2013 and details the components of the change in net interest income on a FTE basis for the three months ended September 30, 2014 compared to the same period in the prior year.
Quarterly Analysis of Net Interest Income & Rate/Volume - Fully Taxable Equivalent (FTE)

	Three Months Ended
	September 30, 2014			September 30, 2013
(dollar amounts in millions)	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Commercial loans	$30,188	$236	3.11%	$27,759	$226	3.25%
Real estate construction loans	1,973	17	3.41	1,522	15	3.78
Commercial mortgage loans	8,698	76	3.45	8,943	88	3.90
Lease financing	823	4	2.33	839	7	3.21
International loans	1,417	13	3.59	1,252	12	3.76
Residential mortgage loans	1,792	17	3.76	1,642	17	3.98
Consumer loans	2,268	19	3.24	2,137	17	3.27
Total loans (a)	47,159	382	3.22	44,094	382	3.44

Mortgage-backed securities available-for-sale	9,020	52	2.29	8,989	54	2.41
Other investment securities available-for-sale	368	—	0.43	391	—	0.43
Total investment securities available-for-sale	9,388	52	2.22	9,380	54	2.32

Interest-bearing deposits with banks (b)	5,015	3	0.25	5,308	4	0.26
Other short-term investments	110	—	0.54	110	—	0.77
Total earning assets	61,672	437	2.82	58,892	440	2.97

Cash and due from banks	963			1,027
Allowance for loan losses	(601)			(622)
Accrued income and other assets	4,367			4,360
Total assets	$66,401			$63,657

Money market and interest-bearing checking deposits	$23,146	6	0.11	$21,894	7	0.13
Savings deposits	1,759	—	0.03	1,680	—	0.04
Customer certificates of deposit	4,824	4	0.36	5,384	6	0.41
Foreign office time deposits	159	1	1.43	528	—	0.48
Total interest-bearing deposits	29,888	11	0.15	29,486	13	0.18
Short-term borrowings	231	—	0.03	249	—	0.06
Medium- and long-term debt	2,652	11	1.75	3,590	14	1.54
Total interest-bearing sources	32,771	22	0.28	33,325	27	0.32

Noninterest-bearing deposits	25,275			22,379
Accrued expenses and other liabilities	944			1,033
Total shareholders’ equity	7,411			6,920
Total liabilities and shareholders’ equity	$66,401			$63,657

Net interest income/rate spread (FTE)		$415	2.54		$413	2.65

FTE adjustment		$1			$1

Impact of net noninterest-bearing sources of funds			0.13			0.14
Net interest margin (as a percentage of average earning assets) (FTE) (a) (b)			2.67%			2.79%

(a)
Accretion of the purchase discount on the acquired loan portfolio of $3 million and $8 million in the three-month periods ended September 30, 2014 and 2013, respectively, increased the net interest margin by 2 basis points and 5 basis points in each respective period.

(b)	Average balances deposited with the Federal Reserve Bank reduced the net interest margin by 21 basis points and 24 basis points in the three months ended September 30, 2014 and 2013, respectively.

Quarterly Analysis of Net Interest Income & Rate/Volume - Fully Taxable Equivalent (FTE) (continued)

	Three Months Ended
	September 30, 2014/September 30, 2013
(in millions)	Increase (Decrease) Due to Rate	Increase (Decrease) Due to Volume (a)	Net Increase (Decrease)
Interest Income (FTE):
Loans	$(25)	$25	$—
Investment securities available-for-sale	(2)	—	(2)
Interest-bearing deposits with banks	(1)	—	(1)
Total interest income (FTE)	(28)	25	(3)

Interest Expense:
Interest-bearing deposits	(1)	(1)	(2)
Medium- and long-term debt	2	(5)	(3)
Total interest expense	1	(6)	(5)
Net interest income (FTE)	$(29)	$31	$2

(a)	Rate/volume variances are allocated to variances due to volume.
Net interest income was $414 million for the three months ended September 30, 2014, an increase of $2 million compared to $412 million for the three months ended September 30, 2013. The increase in net interest income resulted primarily from the benefit provided by an increase in average earning assets and a decrease in funding costs, partially offset by a decrease in loan yields. Average earning assets increased $2.8 billion, or 5 percent, to $61.7 billion for the three months ended September 30, 2014, compared to $58.9 billion for the same period in 2013. The increase in average earning assets primarily reflected an increase of $3.1 billion in average loans, partially offset by a decrease of $293 million in average interest-bearing deposits with banks. The net interest margin (FTE) for the three months ended September 30, 2014 decreased 12 basis points to 2.67 percent, from 2.79 percent for the comparable period in 2013, primarily from decreased yields on loans and mortgage-backed investment securities, partially offset by the benefit from lower funding costs. The decrease in loan yields reflected shifts in the average loan portfolio mix, a decrease in accretion on the acquired loan portfolio, the impact of a competitive rate environment, the decline in LIBOR and positive credit quality migration throughout the portfolio, as well as the impact of a negative residual value adjustment to assets in the leasing portfolio. Yields on mortgage-backed investment securities decreased primarily due to the benefit of a cumulative retrospective premium adjustment to third quarter 2013 yields, with no similar adjustment in the third quarter 2014, partially offset by decreased premium amortization resulting from slower actual prepayments in third quarter 2014, compared to third quarter 2013. Average balances deposited with the Federal Reserve Bank (FRB) of $4.9 billion and $5.2 billion in the three months ended September 30, 2014 and 2013, respectively, included in "interest bearing deposits with banks" on the consolidated balance sheets, reduced the net interest margin by approximately 21 basis points and 24 basis points in each respective period.

The "Year-to-Date Analysis of Net Interest Income & Rate/Volume - Fully Taxable Equivalent" table that follows provides an analysis of net interest income (FTE) for the nine months ended September 30, 2014 and 2013 and details the components of the change in net interest income on a FTE basis for the nine months ended September 30, 2014 compared to the same period in the prior year.
Year-to-Date Analysis of Net Interest Income & Rate/Volume - Fully Taxable Equivalent (FTE)

	Nine Months Ended
	September 30, 2014			September 30, 2013
(dollar amounts in millions)	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Commercial loans	$29,487	$689	3.12%	$28,069	$688	3.28%
Real estate construction loans	1,905	49	3.42	1,430	43	3.98
Commercial mortgage loans	8,739	246	3.77	9,177	271	3.95
Lease financing	840	20	3.23	850	21	3.22
International loans	1,349	37	3.64	1,265	35	3.73
Residential mortgage loans	1,763	50	3.81	1,600	50	4.13
Consumer loans	2,244	54	3.21	2,142	53	3.32
Total loans (a)	46,327	1,145	3.30	44,533	1,161	3.49

Mortgage-backed securities available-for-sale	8,976	159	2.36	9,339	158	2.29
Other investment securities available-for-sale	369	1	0.44	390	1	0.48
Total investment securities available-for-sale	9,345	160	2.28	9,729	159	2.21

Interest-bearing deposits with banks (b)	4,803	9	0.25	4,433	9	0.26
Other short-term investments	110	—	0.60	115	1	1.38
Total earning assets	60,585	1,314	2.90	58,810	1,330	3.03

Cash and due from banks	932			993
Allowance for loan losses	(602)			(627)
Accrued income and other assets	4,421			4,531
Total assets	$65,336			$63,707

Money market and interest-bearing checking deposits	$22,571	18	0.11	$21,594	22	0.13
Savings deposits	1,734	—	0.03	1,654	—	0.03
Customer certificates of deposit	4,990	13	0.36	5,603	19	0.44
Foreign office time deposits	304	2	0.68	513	2	0.54
Total interest-bearing deposits	29,599	33	0.15	29,364	43	0.19
Short-term borrowings	209	—	0.03	189	—	0.07
Medium- and long-term debt	3,062	38	1.67	4,109	43	1.42
Total interest-bearing sources	32,870	71	0.29	33,662	86	0.34

Noninterest-bearing deposits	24,182			21,991
Accrued expenses and other liabilities	960			1,104
Total shareholders’ equity	7,324			6,950
Total liabilities and shareholders’ equity	$65,336			$63,707

Net interest income/rate spread (FTE)		$1,243	2.61		$1,244	2.69

FTE adjustment		$3			$2

Impact of net noninterest-bearing sources of funds			0.13			0.14
Net interest margin (as a percentage of average earning assets) (FTE) (a) (b)			2.74%			2.83%

(a)
Accretion of the purchase discount on the acquired loan portfolio of $25 million and $26 million in the nine months ended September 30, 2014 and 2013, respectively, increased the net interest margin by 6 basis points in each period.

(b)	Average balances deposited with the Federal Reserve Bank reduced the net interest margin by 20 basis points in both the nine-month periods ended September 30, 2014 and 2013.

Year-to-Date Analysis of Net Interest Income & Rate/Volume - Fully Taxable Equivalent (FTE) (continued)

	Nine Months Ended
	September 30, 2014/September 30, 2013
(in millions)	Increase (Decrease) Due to Rate	Increase (Decrease) Due to Volume (a)	Net Increase (Decrease)
Interest Income (FTE):
Loans	$(58)	$42	$(16)
Investment securities available-for-sale	4	(3)	1
Other short-term investments	(1)	—	(1)
Total interest income (FTE)	(55)	39	(16)

Interest Expense:
Interest-bearing deposits	(8)	(2)	(10)
Medium- and long-term debt	8	(13)	(5)
Total interest expense	—	(15)	(15)
Net interest income (FTE)	$(55)	$54	$(1)

(a)	Rate/volume variances are allocated to variances due to volume.
Net interest income was $1.2 billion for the nine months ended September 30, 2014, a decrease of $2 million compared to the same period in 2013. The decrease in net interest income resulted primarily from a decrease in loan yields, partially offset by the benefit provided by an increase in average loans and a decrease in funding costs. Average earning assets increased $1.8 billion, or 3 percent, to $60.6 billion for the nine months ended September 30, 2014, compared to $58.8 billion for the same period in 2013. The increase in average earning assets primarily reflected increases of $1.8 billion in average loans and $370 million in average interest-bearing deposits with banks, partially offset by a decrease of $384 million in average investment securities available-for-sale. The net interest margin (FTE) for the nine months ended September 30, 2014 decreased 9 basis points to 2.74 percent, from 2.83 percent for the comparable period in 2013, due to decreased yields on loans, partially offset by improved yields on mortgage-backed investment securities and the benefit from lower funding costs. The decrease in loan yields was primarily the result of the same reasons discussed in the quarterly analysis above, with the exception of the impact of accretion on the acquired portfolio, which was largely neutral to the change in loan yields for the nine months ended September 30, 2014 compared to the same period in 2013. The increase in mortgage-backed investment securities yields was primarily due to decreased premium amortization resulting from slower prepayment speeds. Average balances deposited with the FRB of $4.7 billion and $4.3 billion in the nine months ended September 30, 2014 and 2013, respectively, included in "interest bearing deposits with banks" on the consolidated balance sheets, reduced the net interest margin by approximately 20 basis points in each respective period.
For further discussion of the effects of market rates on net interest income, refer to the "Market and Liquidity Risk" section of this financial review.
Provision for Credit Losses
The provision for credit losses was $5 million and $8 million for the three-month periods ended September 30, 2014 and 2013, respectively, and $25 million and $37 million for the nine-month periods ended September 30, 2014 and 2013, respectively. The provision for credit losses includes both the provision for loan losses and the provision for credit losses on lending-related commitments.
The provision for loan losses is recorded to maintain the allowance for loan losses at the level deemed appropriate by the Corporation to cover probable credit losses inherent in the portfolio. For a discussion of the allowance for loan losses and the methodology used in the determination of the allowance for loan losses, refer to the "Credit Risk" and "Critical Accounting Policies" sections of this financial review. The provision for loan losses was $4 million for the three months ended September 30, 2014, compared to $10 million for the three months ended September 30, 2013, and was $18 million for the nine months ended September 30, 2014 compared to $35 million for the same period in the prior year. Credit quality in the loan portfolio continued to improve in the three- and nine-month periods ended September 30, 2014, compared to the same periods in the prior year. Improvements in credit quality included a decline of $367 million in the Corporation's criticized loan list from September 30, 2013 to September 30, 2014. Reflected in the decline in criticized loans was a decrease in nonaccrual loans of $108 million. The Corporation's criticized loan list is consistent with loans in the Special Mention, Substandard and Doubtful categories defined by regulatory authorities.
Net loan charge-offs in the three months ended September 30, 2014 decreased $16 million to $3 million, or 0.03 percent of average total loans, compared to $19 million, or 0.18 percent, for the three months ended September 30, 2013. The $16 million decrease in net loan charge-offs in the three months ended September 30, 2014, compared to the same period in 2013, primarily reflected decreases in Commercial Real Estate, Retail Banking and Small Business, partially offset by increases in Technology and Life Sciences, Private Banking and general Middle Market.

Net loan charge-offs in the nine months ended September 30, 2014 decreased $36 million to $24 million, or 0.07 percent of average total loans, compared to $60 million, or 0.18 percent, for the nine months ended September 30, 2013. The $36 million decrease in net loan charge-offs in the nine months ended September 30, 2014, compared to the same period in 2013, reflected decreases in most business lines, with the largest decreases in general Middle Market, Commercial Real Estate, Small Business and Corporate Banking, partially offset by an increase in Technology and Life Sciences.
The provision for credit losses on lending-related commitments is recorded to maintain the allowance for credit losses on lending-related commitments at the level deemed appropriate by the Corporation to cover probable credit losses inherent in lending-related commitments. The provision for credit losses on lending-related commitments was $1 million in the three months ended September 30, 2014, compared to a benefit of $2 million in the three months ended September 30, 2013 and was $7 million for the nine months ended September 30, 2014 compared to $2 million for the same period in 2013. The $3 million increase in the provision for credit losses on lending-related commitments in the three months ended September 30, 2014 compared to the same period in 2013, primarily reflected an increase in the provision for letters of credit. The $5 million increase in the provision for credit losses on lending-related commitments in the nine months ended September 30, 2014 compared to the same period in 2013 primarily reflected the impact of a second quarter 2013 reduction of specific reserves on unfunded lending commitments. Lending-related commitment charge-offs were insignificant for the three- and nine-month periods ended September 30, 2014.
An analysis of the allowance for credit losses and nonperforming assets is presented under the "Credit Risk" subheading in the "Risk Management" section of this financial review.
Noninterest Income

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2014	2013	2014	2013
Customer-driven income:
Service charges on deposit accounts	$54	$53	$162	$161
Fiduciary income	44	41	133	128
Commercial lending fees	26	28	69	71
Card fees	20	20	59	55
Letter of credit fees	14	17	43	49
Foreign exchange income	9	9	30	27
Brokerage fees	4	4	13	14
Other customer-driven income (a)	19	23	59	67
Total customer-driven noninterest income	190	195	568	572
Noncustomer-driven income:
Bank-owned life insurance	11	12	31	31
Net securities (losses) gains	(1)	1	—	(1)
Other noncustomer-driven income (a)	15	20	44	61
Total noninterest income	$215	$228	$643	$663

(a)	The table below provides further details on certain categories included in other noninterest income.
Noninterest income was $215 million for the three months ended September 30, 2014, a decrease of $13 million compared to $228 million for the same period in 2013. The decrease reflected a $5 million decrease in customer-driven income and an $8 million decrease in noncustomer-driven income. The $5 million decrease in customer-driven income primarily reflected a $4 million decrease in customer derivative income, a $3 million decrease in letter of credit fees and small decreases in several other categories, partially offset by a $3 million increase in fiduciary income. The $8 million decrease in noncustomer-driven income primarily reflected a $5 million decrease in warrant income and small decreases in most other categories, partially offset by a $3 million increase in deferred compensation asset returns.
Noninterest income was $643 million for the nine months ended September 30, 2014, a decrease of $20 million compared to $663 million for the same period in 2013, reflecting a $4 million decrease in customer-driven income and a $16 million decrease in noncustomer-driven income. The decrease in customer-driven income primarily reflected decreases of $7 million in customer derivative income and $6 million in letter of credit fees, partially offset by increases of $5 million in fiduciary income and $4 million in card fees. The $16 million decrease in noncustomer-driven income primarily reflected decreases of $7 million in income from the Corporation's third-party credit card provider, $4 million in securities trading income, $3 million in income from principal investing and warrants and small decreases in most other categories. The decrease in income from the Corporation's third-party credit card provider in part reflects a change in the timing of the recognition of incentives from annually to quarterly in the third quarter of 2013.
The following table illustrates certain categories included in "other noninterest income" on the consolidated statements of comprehensive income.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2014	2013	2014	2013
Other noninterest income:
Other customer-driven income:
Investment banking fees	$4	$5	$14	$15
Customer derivative income	4	8	12	19
All other customer-driven income	11	10	33	33
Total other customer-driven income	19	23	59	67
Other noncustomer-driven income:
Securities trading income	3	3	7	11
Deferred compensation asset returns (a)	3	—	6	7
Income from principal investing and warrants	3	8	9	12
All other noncustomer-driven income	6	9	22	31
Total other noncustomer-driven income	15	20	44	61
Total other noninterest income	$34	$43	$103	$128

(a)
Compensation deferred by the Corporation's officers is invested based on investment selections of the officers. Income earned on these assets is reported in noninterest income and the offsetting increase in liability is reported in salaries and benefits expense.

Noninterest Expenses

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2014	2013	2014	2013
Salaries and benefits expense	$248	$255	$735	$751
Net occupancy expense	46	41	125	119
Equipment expense	14	15	43	45
Outside processing fee expense	31	31	89	89
Software expense	25	22	72	66
Litigation-related expense	(2)	(4)	4	—
FDIC insurance expense	9	9	25	26
Advertising expense	5	6	16	18
Gain on debt redemption	(32)	—	(32)	(1)
Other noninterest expenses	53	42	130	136
Total noninterest expenses	$397	$417	$1,207	$1,249
Noninterest expenses were $397 million for the three months ended September 30, 2014, a decrease of $20 million compared to $417 million for the three months ended September 30, 2013. Third quarter 2014 included certain actions that resulted in a net benefit to noninterest expenses of $8 million. These actions primarily included a $9 million contribution to the Comerica Charitable Foundation (in other noninterest expenses), a $32 million gain on the early redemption of debt, $6 million of severance-related expenses (in salaries and benefits expense) and $5 million of lease termination charges associated with real estate optimization (in net occupancy expense). Excluding these actions, noninterest expenses decreased $12 million, primarily due to a decrease in salaries and benefits expense, largely the result of decreases in pension and incentive expense, partially offset by the impact of merit increases.
Noninterest expenses were $1.2 billion for the nine months ended September 30, 2014, a decrease of $42 million compared to the same period in the prior year. Excluding the impact of the third quarter 2014 actions described above, noninterest expenses decreased $34 million, primarily reflecting a decrease in salaries and benefits expense, decreased expenses related to foreclosed properties (in other noninterest expenses) and small decreases in several other categories, partially offset by increases in software and litigation-related expenses. The decrease in salaries and benefits expense was primarily for the same reasons noted in the quarterly discussion above, as well as an increase in payroll tax expenses.
Provision for Income Taxes
The provision for income taxes was $73 million for the three months ended September 30, 2014 compared to $68 million for the three months ended September 30, 2013, and $207 million for the nine months ended September 30, 2014 compared to $195 million for the same period in the prior year. The increases in the provision for income taxes in both comparative periods were primarily due to increases in pretax income.

STRATEGIC LINES OF BUSINESS
The Corporation's management accounting system assigns balance sheet and income statement items to each segment using certain methodologies, which are regularly reviewed and refined. These methodologies may be modified as the management accounting system is enhanced and changes occur in the organizational structure and/or product lines.
In the second quarter 2014, the Corporation enhanced the approach used to determine the standard reserve factors used in estimating the allowance for credit losses, which had the effect of capturing certain elements in the standard reserve component that had formerly been included in the qualitative assessment. The impact of the change was largely neutral to the total allowance for loan losses at June 30, 2014. However, because standard reserves are allocated to the segments at the loan level, while qualitative reserves are allocated at the portfolio level, the impact of the methodology change on the allowance of each segment reflected the characteristics of the individual loans within each segment's portfolio, causing segment reserves to increase or decrease accordingly. As a result, the current year provision for credit losses within each segment is not comparable to prior year amounts.
Business Segments
The Corporation's operations are strategically aligned into three major business segments: the Business Bank, the Retail Bank and Wealth Management. These business segments are differentiated based upon the products and services provided. In addition to the three major business segments, Finance is also reported as a segment. The Other category includes items not directly associated with these business segments or the Finance segment. The performance of the business segments is not comparable with the Corporation's consolidated results and is not necessarily comparable with similar information for any other financial institution. Additionally, because of the interrelationships of the various segments, the information presented is not indicative of how the segments would perform if they operated as independent entities. Note 13 to the consolidated financial statements describes the business activities of each business segment and presents financial results of these business segments for the nine months ended September 30, 2014 and 2013.
The following table presents net income (loss) by business segment.

	Nine Months Ended September 30,
(dollar amounts in millions)	2014		2013
Business Bank	$602	86%	$615	87%
Retail Bank	31	4	27	4
Wealth Management	68	10	64	9
	701	100%	706	100%
Finance	(257)		(284)
Other (a)	—		2
Total	$444		$424
(a)    Includes items not directly associated with the three major business segments or the Finance Division.
The Business Bank's net income of $602 million for the nine months ended September 30, 2014 decreased $13 million compared to the nine months ended September 30, 2013. Net interest income (FTE) of $1.1 billion for the nine months ended September 30, 2014 increased $9 million compared to the same period in the prior year, primarily the result of the benefit from an increase in average loans of $1.5 billion, an increase in accretion of the purchase discount on the acquired loan portfolio and lower deposit costs, partially offset by lower loan yields. Average deposits increased $1.8 billion. The provision for credit losses increased $16 million to $45 million for the nine months ended September 30, 2014, compared to the same period in the prior year. Net credit-related charge-offs of $16 million decreased $21 million in the nine months ended September 30, 2014, compared to the nine months ended September 30, 2013, primarily reflecting decreases in general Middle Market, Commercial Real Estate, Corporate Banking and Environmental Services, partially offset by an increase in Technology and Life Sciences. Noninterest income of $275 million for the nine months ended September 30, 2014 decreased $12 million from the comparable period in the prior year, primarily reflecting a decrease of $6 million in letter of credit fees and small decreases in most other categories of noninterest income, partially offset by a $5 million increase in card fees. Noninterest expenses of $441 million for the nine months ended September 30, 2014 decreased $5 million compared to the same period in the prior year, primarily due to a $9 million decrease in salaries and benefits expense and a $7 million decrease in expenses related to foreclosed properties, partially offset by a $9 million increase in corporate overhead expense. The increase in overhead expenses was primarily related to certain actions taken in the third quarter 2014 including a contribution to the Comerica Charitable Foundation, charges associated with real estate optimization and several other efficiency-related actions.
Net income for the Retail Bank of $31 million for the nine months ended September 30, 2014 increased $4 million, compared to $27 million for the nine months ended September 30, 2013. Net interest income (FTE) of $446 million decreased $14 million in the nine months ended September 30, 2014, primarily due to lower loan yields, a decrease in accretion of the purchase discount on the acquired loan portfolio and a decrease in net funds transfer pricing (FTP) credits, partially offset by the benefit provided by a $128 million increase in average loans and lower deposit rates. Average deposits increased $417 million.

The provision for credit losses was a benefit of $2 million for the nine months ended September 30, 2014, a decrease of $23 million from the comparable period in the prior year. Net credit-related charge-offs of $7 million for the nine months ended September 30, 2014 decreased $11 million from the comparable period in the prior year, reflecting decreases in both Small Business and Retail Banking. Noninterest income of $123 million for the nine months ended September 30, 2014 decreased $9 million compared to the nine months ended September 30, 2013, primarily due to a $7 million decrease in income from the Corporation's third-party credit card provider, largely reflecting a change in the timing of the recognition of incentives from annually to quarterly in the third quarter of 2013. Noninterest expenses of $524 million for the nine months ended September 30, 2014 decreased $6 million from the comparable period in the prior year, primarily due to a $4 million decrease in salaries and benefits expense and small decreases in several other noninterest expense categories, partially offset by a $5 million increase in corporate overhead expense, for the same reasons as described above in the Business Bank discussion.
Wealth Management's net income of $68 million for the nine months ended September 30, 2014 increased $4 million, compared to $64 million for the nine months ended September 30, 2013. Net interest income (FTE) of $139 million for the nine months ended September 30, 2014 remained relatively stable compared to $138 million for the nine months ended September 30, 2013, as the benefit provided by a $168 million increase in average loans was largely offset by a decline in loan yields. Average deposits increased $212 million. The provision for credit losses was a benefit of $11 million for the nine months ended September 30, 2014, compared to a benefit of $8 million for the nine months ended September 30, 2013. Net credit-related charge-offs were $1 million for the nine months ended September 30, 2014, compared to $5 million for the nine months ended September 30, 2013. Noninterest income of $195 million increased $4 million from the comparable period in the prior year, primarily reflecting an $6 million increase in fiduciary income, partially offset by a $2 million decrease in securities trading income. Noninterest expenses of $239 million for the nine months ended September 30, 2014 increased $1 million primarily due to a $3 million increase in corporate overhead expense, partially offset by small decreases in several other noninterest expense categories. See the Business Bank discussion, above, for an explanation of the increase in corporate overhead expense.
The net loss in the Finance segment was $257 million for the nine months ended September 30, 2014, compared to a net loss of $284 million for the nine months ended September 30, 2013. Net interest expense (FTE) of $485 million for the nine months ended September 30, 2014 decreased $7 million, compared to the nine months ended September 30, 2013, primarily reflecting a decrease in net FTP expense as a result of lower net rates paid to the business segments under the Corporation's internal FTP methodology. A $31 million decrease in noninterest expenses was primarily the result of the third quarter 2014 gain of $32 million on the early redemption of debt.
Market Segments
Market segment results are provided for the Corporation's three largest geographic markets: Michigan, California and Texas. In addition to the three largest geographic markets, Other Markets is also reported as a market segment. The Finance & Other category includes the Finance segment and the Other category as previously described in the "Business Segments" section of this financial review. Note 13 to these consolidated financial statements presents a description of each of these market segments as well as the financial results for the nine months ended September 30, 2014 and 2013.
The following table presents net income (loss) by market segment.

	Nine Months Ended September 30,
(dollar amounts in millions)	2014		2013
Michigan	$216	31%	$227	32%
California	189	27	194	27
Texas	122	17	124	18
Other Markets	174	25	161	23
	701	100%	706	100%
Finance & Other (a)	(257)		(282)
Total	$444		$424
(a)    Includes items not directly associated with the market segments.
The Michigan market's net income of $216 million for the nine months ended September 30, 2014 decreased $11 million, compared to $227 million for the nine months ended September 30, 2013. Net interest income (FTE) of $544 million for the nine months ended September 30, 2014 decreased $20 million from the comparable period in the prior year, primarily due to lower loan yields, the impact of a $108 million decrease in average loans and a decrease in net FTP credits, partially offset by lower deposit rates. Average deposits increased $559 million. The provision for credit losses was a benefit of $13 million for the nine months ended September 30, 2014, a decrease of $3 million compared to the same period in the prior year. Net credit-related charge-offs were $13 million for the nine months ended September 30, 2014, compared to $10 million for the comparable period in the prior year, primarily reflecting an increase in Commercial Real Estate, partially offset by decreases in almost all other lines of business. Noninterest income of $268 million for the nine months ended September 30, 2014 was unchanged from the comparable period in 2013. Noninterest expenses of $487 million for the nine months ended September 30, 2014 decreased $9 million from the comparable period in the prior year, primarily reflecting a $7 million decrease in salaries and benefits expense and small decreases in several noninterest expense categories, partially offset by a $5 million increase in corporate overhead expenses. See the Business Bank discussion, above, for an explanation of the increase in corporate overhead expense.
The California market's net income of $189 million decreased $5 million in the nine months ended September 30, 2014, compared to $194 million for the nine months ended September 30, 2013. Net interest income (FTE) of $531 million for the nine months ended September 30, 2014 increased $15 million from the comparable period in the prior year, primarily due to the benefit provided by a $1.4 billion increase in average loans and an increase in FTP credits, partially offset by lower loan yields. Average deposits increased $974 million. The provision for credit losses of $39 million in the nine months ended September 30, 2014 increased $17 million from the comparable period in the prior year. Net credit-related charge-offs of $21 million in the nine months ended September 30, 2014 decreased $9 million compared to the nine months ended September 30, 2013, primarily reflecting decreases in most lines of business, partially offset by an increase in Technology and Life Sciences. Noninterest income of $109 million for the nine months ended September 30, 2014 decreased $4 million compared to the nine months ended September 30, 2013, primarily due to a $3 million decrease in warrant income. Noninterest expenses of $299 million for the nine months ended September 30, 2014 increased $1 million from the comparable period in the prior year, primarily reflecting a $5 million increase in corporate overhead expenses and small increases in several other noninterest expense categories, partially offset by a $6 million decrease in salaries and benefits and a $5 million decrease in expenses related to foreclosed property. See the Business Bank discussion, above, for an explanation of the increase in corporate overhead expense.
The Texas market's net income of $122 million for the nine months ended September 30, 2014 decreased $2 million from $124 million for the nine months ended September 30, 2013. Net interest income (FTE) of $403 million for the nine months ended September 30, 2014 increased $9 million from the comparable period in the prior year, primarily due to the benefit provided by a $765 million increase in average loans, a decrease in net FTP charges and lower deposit rates, partially offset by lower loan yields. Average deposits increased $594 million. The provision for credit losses of $32 million for the nine months ended September 30, 2014 increased $1 million from the comparable period in the prior year. Net credit-related charge-offs of $8 million for the nine months ended September 30, 2014 increased $1 million from the comparable period in the prior year, primarily due to an increase in general Middle Market, partially offset by decreases in almost all other lines of business. Noninterest income of $95 million for the nine months ended September 30, 2014 decreased $5 million compared to the comparable period in the prior year, primarily due to a decrease in syndication agent fees, a component of commercial lending fees. Noninterest expenses of $274 million for the nine months ended September 30, 2014 increased $2 million compared to the nine months ended September 30, 2013, primarily due to a $6 million increase in corporate overhead expenses, partially offset by small decreases in several other categories of noninterest expenses. See the Business Bank discussion, above, for an explanation of the increase in corporate overhead expense.
Net income in Other Markets of $174 million for the nine months ended September 30, 2014 increased $13 million from the nine months ended September 30, 2013. Net interest income (FTE) of $231 million for the nine months ended September 30, 2014 decreased $8 million from the comparable period in the prior year, primarily due to the impact of a decrease in average loans of $296 million and lower loan yields, partially offset by an increase in net FTP credits. Average deposits increased $326 million. The provision for credit losses decreased $31 million in the nine months ended September 30, 2014, compared to the same period in the prior year. Net credit-related recoveries were $18 million for the nine months ended September 30, 2014 compared to net charge-offs of $13 million for the comparable period in the prior year, primarily reflecting decreases in general Middle Market, Commercial Real Estate and Environmental Services. Noninterest income of $121 million for the nine months ended September 30, 2014 decreased $8 million from the comparable period in the prior year, primarily reflecting a $7 million decrease in income from the Corporation's third-party credit card provider, largely due to a change in the timing of the recognition of incentives from annually to quarterly in the third quarter of 2013, and small decreases in several noninterest income categories. Noninterest expenses of $144 million for the nine months ended September 30, 2014 decreased $4 million compared to the same period in the prior year, primarily due to a $4 million decrease in salaries and benefits expense and smaller decreases in several other noninterest expense categories, partially offset by a $2 million increase in corporate overhead expenses. See the Business Banking discussion, above, for an explanation of the increase in corporate overhead expense.
The net loss for the Finance & Other category of $257 million in the nine months ended September 30, 2014 decreased $25 million compared to the nine months ended September 30, 2013, primarily reflecting a $27 million decrease in net loss in the Finance segment, largely due to the third quarter 2014 gain of $32 million on the early redemption of debt as previously discussed under the "Business Segments" subheading above.

The following table lists the Corporation's banking centers by geographic market segment.

	September 30,
	2014	2013
Michigan	214	215
Texas	135	136
California	104	105
Other Markets:
Arizona	18	18
Florida	9	9
Canada	1	1
Total	481	484

FINANCIAL CONDITION
Total assets were $68.9 billion at September 30, 2014, an increase of $3.7 billion from $65.2 billion at December 31, 2013, primarily reflecting increases of $2.2 billion in total loans and $1.4 billion in interest-bearing deposits with banks. On an average basis, total assets increased $1.8 billion to $66.4 billion in the third quarter 2014, compared to $64.6 billion in the fourth quarter 2013, resulting primarily from an increase of $3.1 billion in average loans, partially offset by a decrease of $1.4 billion in average interest-bearing deposits with banks.
The following tables provide information about the change in the Corporation's average loan portfolio in the third quarter 2014, compared to the fourth quarter 2013.

	Three Months Ended			Percent Change
(dollar amounts in millions)	September 30, 2014	December 31, 2013	Change
Average Loans:
Commercial loans by business line:
General Middle Market	$10,354	$9,954	$400	4%
National Dealer Services	3,919	3,777	142	4
Energy	3,268	2,725	543	20
Technology and Life Sciences	2,467	1,988	479	24
Environmental Services	884	791	93	12
Entertainment	552	617	(65)	(11)
Total Middle Market	21,444	19,852	1,592	8
Corporate Banking	3,370	3,130	240	8
Mortgage Banker Finance	1,595	1,109	486	44
Commercial Real Estate	805	760	45	6
Total Business Bank commercial loans	27,214	24,851	2,363	10
Total Retail Bank commercial loans	1,592	1,431	161	11
Total Wealth Management commercial loans	1,382	1,401	(19)	(1)
Total commercial loans	30,188	27,683	2,505	10
Real estate construction loans	1,973	1,652	321	19
Commercial mortgage loans	8,698	8,714	(16)	—
Lease financing	823	838	(15)	(2)
International loans	1,417	1,303	114	9
Residential mortgage loans	1,792	1,679	113	7
Consumer loans	2,268	2,185	83	4
Total loans	$47,159	$44,054	$3,105	7%
Average Loans By Geographic Market:
Michigan	$13,248	$13,323	$(75)	(1)%
California	15,509	14,431	1,078	7
Texas	11,147	9,766	1,381	14
Other Markets	7,255	6,534	721	11
Total loans	$47,159	$44,054	$3,105	7%
Average loans for the three months ended September 30, 2014 increased $3.1 billion, compared to the three months ended December 31, 2013, led by increases of $2.5 billion, or 10 percent in average commercial loans and $305 million, or 3 percent in average combined commercial mortgage and real estate construction loans. The $2.5 billion increase in average commercial loans primarily reflected an increase in Middle Market ($1.6 billion), Mortgage Banker Finance ($486 million) and Corporate Banking ($240 million). The increase in Middle Market primarily reflected increases in Energy ($543 million), Technology and Life Sciences ($479 million) and general Middle Market ($400 million). In general, Middle Market serves customers with annual revenue between $20 million and $500 million; while Corporate serves customers with revenue over $500 million. Changes in average total loans by geographic market is provided in the table above.
Investment securities available-for-sale increased $161 million to $9.5 billion at September 30, 2014, from $9.3 billion at December 31, 2013, primarily reflecting purchases slightly out-pacing paydowns on residential mortgage-backed investment securities (RMBS) as well as an $84 million decrease in net unrealized losses, to a net unrealized loss of $23 million at September 30, 2014, compared to a net unrealized loss of $107 million at December 31, 2013. On an average basis, investment securities available-for-sale increased $23 million in the third quarter 2014, compared to the fourth quarter 2013.

The Corporation has been purchasing Government National Mortgage Association (GNMA) RMBS to replace paydowns on RMBS issued by government-sponsored enterprises, as GNMA securities receive more favorable treatment under the liquidity rules recently issued by U.S. banking regulators. Further information about the rule is provided later in this section under the "Capital" subheading. The following table provides a summary of the composition of the Corporation's RMBS portfolio.

	September 30, 2014		December 31, 2013
(dollar amounts in millions)	Amount	Percent of Total	Amount	Percent of Total
RMBS issued by GNMA	$1,755	19%	$672	8%
RMBS issued by government-sponsored enterprises	7,354	81	8,254	92
Total RMBS	$9,109	100%	$8,926	100%
Total liabilities increased $3.4 billion to $61.5 billion at September 30, 2014, compared to $58.1 billion at December 31, 2013, primarily reflecting an increase of $4.3 billion in total deposits, partially offset by a decrease of $874 million in medium- and long-term debt. On an average basis, total liabilities increased $1.4 billion in the third quarter 2014, compared to the fourth quarter 2013, primarily due to increases of $1.7 billion in noninterest-bearing deposits and $651 million in interest-bearing deposits, partially offset by a decrease of $911 million in medium- and long-term debt. The decrease in average medium- and long-term debt resulted primarily from the maturities of $1 billion of floating-rate FHLB advances and $250 million of subordinated notes, as well as the early redemption of $150 million of subordinated notes, partially offset by issuances of $350 million of medium-term senior notes and $250 million of subordinated notes, during the second and third quarters of 2014. The increase in average total deposits of $2.4 billion primarily reflected increases in general Middle Market ($1.4 billion), Technology and Life Sciences ($701 million), Retail Banking ($305 million) and Private Banking ($248 million), partially offset by a decrease in Corporate Banking ($123 million). Average total deposits increased in all geographic markets.
Capital
Total shareholders' equity increased $283 million to $7.4 billion at September 30, 2014, compared to December 31, 2013. The following table presents a summary of changes in total shareholders' equity in the nine months ended September 30, 2014.

(in millions)
Balance at January 1, 2014		$7,150
Net income		444
Cash dividends declared on common stock		(107)
Purchase of common stock		(200)
Other comprehensive income:
Investment securities available-for-sale	$54
Defined benefit and other postretirement plans	20
Total other comprehensive income		74
Issuance of common stock under employee stock plans		41
Share-based compensation		31
Balance at September 30, 2014		$7,433
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
The Federal Reserve completed its 2014 CCAR review in March 2014 and did not object to the Corporation's capital plan and capital distributions contemplated in the plan. The plan provides for up to $236 million in share repurchases for the four-quarter period ending March 31, 2015. At September 30, 2014, up to $118 million remained available for share repurchases under the plan. The plan also provided the authority to fully redeem $150 million par value of 8.375% subordinated notes due 2024. The notes were called at par on July 15, 2014, resulting in a gain of approximately $32 million.
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

The following table summarizes the Corporation's repurchase activity during the nine months ended September 30, 2014.

(shares in thousands)	Total Number of Shares and Warrants Purchased as Part of Publicly Announced Repurchase Plans or Programs	Remaining Repurchase Authorization (a)		Total Number of Shares Purchased (b)	Average Price Paid Per Share	Average Price Paid Per Warrant (c)
Total first quarter 2014	1,523	16,591		1,703	$47.21	$—
Total second quarter 2014	1,236	16,697	(d)	1,273	$47.73	—
July 2014	502	16,145		505	50.14	—
August 2014	566	15,579		566	49.42	—
September 2014	115	15,334		115	50.48	—
Total third quarter 2014	1,183	15,334		1,186	49.83	—
Total 2014	3,942	15,334		4,162	$48.11	$—

(a)	Maximum number of shares and warrants that may yet be purchased under the publicly announced plans or programs.

(b)
Includes approximately 220,000 shares purchased pursuant to deferred compensation plans and shares purchased from employees to pay for taxes related to restricted stock vesting under the terms of an employee share-based compensation plan during the nine months ended September 30, 2014. These transactions are not considered part of the Corporation's repurchase program.

(c)
The Corporation made no repurchases of warrants under the repurchase program during the nine months ended September 30, 2014. Upon exercise of a warrant, the number of shares with a value equal to the aggregate exercise price is withheld from an exercising warrant holder as payment (known as a "net exercise provision"). During the nine months ended September 30, 2014, the Corporation withheld the equivalent of approximately 492,000 shares to cover an aggregate of $14.4 million in exercise price and issued approximately 361,000 shares to the exercising warrant holders. Shares withheld in connection with the net exercise provision are not included in the total number of shares or warrants purchased in the above table.

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
The Corporation's capital ratios exceeded minimum regulatory requirements as follows:

	September 30, 2014		December 31, 2013
(dollar amounts in millions)	Capital	Ratio	Capital	Ratio
Tier 1 common (a) (b)	$7,105	10.69%	$6,895	10.64%
Tier 1 risk-based (4.00% - minimum) (b)	7,105	10.69	6,895	10.64
Total risk-based (8.00% - minimum) (b)	8,608	12.95	8,491	13.10
Leverage (3.00% - minimum) (b)	7,105	10.80	6,895	10.77
Tangible common equity (a)	6,783	9.94	6,498	10.07

(a)	See Supplemental Financial Data section for reconcilements of non-GAAP financial measures.

(b)	September 30, 2014 capital and ratios are estimated.
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
According to the rule, the Corporation will be subject to the capital conservation buffer of 2.5 percent, when fully phased in, to avoid restrictions on capital distributions and discretionary bonuses. However, the rules do not subject the Corporation to the capital countercyclical buffer of up to 2.5 percent or the supplemental leverage ratio. The Corporation estimates the September 30, 2014 common equity Tier 1 and Tier 1 risk-based ratio would be 10.4 percent if calculated under the final rule, excluding most elements of accumulated other comprehensive income from regulatory capital. The Corporation's September 30, 2014 estimated common equity Tier 1 and Tier 1 capital ratios exceed the minimum required by the final rule (7 percent and 8.5 percent, respectively, including the fully phased-in capital conservation buffer). For a reconcilement of these non-GAAP financial measures, refer to the "Supplemental Financial Data" section of this financial review.
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

In September 2014, U.S. banking regulators issued a final rule implementing a quantitative liquidity requirement in the U.S. generally consistent with the Liquidity Coverage Ratio (LCR) minimum liquidity measure established under the Basel III liquidity framework. Under the rule, the Corporation is subject to a modified LCR standard, which requires a financial institution to hold a minimum level of high-quality, liquid assets (HQLA) to fully cover modified net cash outflows under a 30-day systematic liquidity stress scenario. The rule is effective for the Corporation on January 1, 2016. During the transition year, 2016, the Corporation will be required to maintain a minimum LCR of 90 percent. Beginning January 1, 2017, and thereafter, the minimum required LCR will be 100 percent. The Corporation continues to evaluate the impact of the rule; however, we expect to meet the final requirements adopted by U.S. banking regulators within the required timetable. To reach full compliance and provide a buffer for normal volatility in balance sheet dynamics, the Corporation expects to add additional HQLA, funded with additional debt, in the future. The Corporation does not expect compliance with the LCR rule will have a significant impact on net interest income.
The Basel III liquidity framework includes a second minimum liquidity measure, the Net Stable Funding Ratio (NSFR), which requires the amount of available longer-term, stable sources of funding to be at least 100 percent of the required amount of longer-term stable funding over a one-year period. The Basel Committee on Banking Supervision is in the process of reviewing the proposed NSFR standard and evaluating its impact on the banking system. U.S. banking regulators have announced that they expect to issue proposed rulemaking to implement the NSFR in advance of its scheduled global implementation in 2018. While uncertainty exists in the final form and timing of the U.S. rule implementing the NSFR and whether or not the Corporation will be subject to the full requirements, the Corporation is closely monitoring the development of the rule.
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
The U.S. economy rebounded from a first quarter 2014 in which real Gross Domestic Product declined at a 2.9% annual rate. The second quarter 2014 saw real GDP growth of 4.6% and third quarter growth was about 2.1%. Unemployment claims have fallen in recent reporting periods while housing related metrics have started to moderate. While the U.S economy continues to show moderate growth overall, European and Asian economies appear to be slowing, with heightened risk of Europe falling into recession. Improvement in overall credit portfolio metrics has abated, as the Corporation believes it has reached near cycle-low levels of criticized loans and loan charge-offs. This is balanced by continued loan growth at the Corporation and industry-wide. While the overall credit quality of the loan portfolio remained strong in the third quarter of 2014, economic complexity and uncertainty continued to be a consideration when determining the appropriateness of the allowance for loan losses.
The allowance for loan losses was $592 million at September 30, 2014, compared to $598 million at December 31, 2013, a decrease of $6 million, or 1 percent. The decrease resulted primarily from improved credit quality in the loan portfolio, partially offset by higher loan balances.

The total allowance for loan losses is sufficient to absorb incurred losses inherent in the total loan portfolio. Unanticipated economic events, including political, economic and regulatory instability could cause changes in the credit characteristics of the portfolio and result in a currently unanticipated increase in the allowance. Loss emergence periods, which are used to determine the most appropriate default horizon associated with the calculation of probabilities of default, tend to lengthen during benign economic periods and shorten during periods of economic distress. Considered in isolation, lengthening the loss emergence period assumption would result in an increase to the allowance for loan losses. In addition, inclusion of other industry-specific portfolio exposures in the allowance, as well as significant increases in the current portfolio exposures, could also increase the amount of the allowance. Any of these events, or some combination thereof, may result in a future need for additional provision for loan losses in order to maintain an allowance that complies with credit risk and accounting policies.
The allowance for credit losses on lending-related commitments includes specific allowances, based on individual evaluations of certain letters of credit in a manner consistent with business loans, and allowances based on the pool of the remaining letters of credit and all unused commitments to extend credit within each internal risk rating.
The allowance for credit losses on lending-related commitments was $43 million at September 30, 2014 compared to $36 million at December 31, 2013. The $7 million increase in the allowance for credit losses on lending-related commitments resulted primarily from an increase of $7 million in reserves for standby letters of credit, primarily as a result of an increase in criticized standby letters of credit.
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
The following table presents a summary of nonperforming assets and past due loans.

(dollar amounts in millions)	September 30, 2014	December 31, 2013
Nonaccrual loans:
Business loans:
Commercial	$93	$81
Real estate construction	18	21
Commercial mortgage	144	156
International	—	4
Total nonaccrual business loans	255	262
Retail loans:
Residential mortgage	42	53
Consumer:
Home equity	31	33
Other consumer	1	2
Total consumer	32	35
Total nonaccrual retail loans	74	88
Total nonaccrual loans	329	350
Reduced-rate loans	17	24
Total nonperforming loans	346	374
Foreclosed property	11	9
Total nonperforming assets	$357	$383
Nonperforming loans as a percentage of total loans	0.73%	0.82%
Nonperforming assets as a percentage of total loans and foreclosed property	0.75	0.84
Allowance for loan losses as a percentage of total nonperforming loans	171	160
Loans past due 90 days or more and still accruing	$13	$16
Loans past due 90 days or more and still accruing as a percentage of total loans	0.03%	0.03%

Nonperforming assets decreased $26 million to $357 million at September 30, 2014, from $383 million at December 31, 2013. The decrease in nonperforming assets reflected decreases in almost all categories, with the exception of increases in commercial loans ($12 million) and foreclosed property ($2 million). Nonperforming assets as a percentage of total loans and foreclosed property was 0.75 percent at September 30, 2014, compared to 0.84 percent at December 31, 2013.

The following table presents a summary of changes in nonaccrual loans.

	Three Months Ended
(in millions)	September 30, 2014	June 30, 2014	December 31, 2013
Balance at beginning of period	$326	$317	$437
Loans transferred to nonaccrual (a)	54	53	23
Nonaccrual business loan gross charge-offs (b)	(20)	(24)	(33)
Nonaccrual business loans sold (c)	(3)	(6)	(14)
Payments/other (d)	(28)	(14)	(63)
Balance at end of period	$329	$326	$350
(a) Based on an analysis of nonaccrual loans with book balances greater than $2 million.
(b) Analysis of gross loan charge-offs:
Nonaccrual business loans	$20	$24	$33
Performing criticized loans	—	—	3
Retail loans	4	4	5
Total gross loan charge-offs	$24	$28	$41
(c) Analysis of loans sold:
Nonaccrual business loans	$3	$6	$14
Performing criticized loans	—	8	22
Total criticized loans sold	$3	$14	$36
(d) Includes net changes related to nonaccrual loans with balances less than $2 million, payments on nonaccrual loans with book balances greater than $2 million, transfers of nonaccrual loans to foreclosed property and retail loan gross charge-offs. Excludes business loan gross charge-offs and nonaccrual business loans sold.

There were four borrowers with balances greater than $2 million, totaling $54 million, transferred to nonaccrual status in the third quarter 2014, an increase of $1 million when compared to $53 million in the second quarter 2014. The transfers to nonaccrual greater than $2 million in the third quarter 2014, included two borrowers from Technology and Life Sciences and one each from general Middle Market and Private Banking.
The following table presents the composition of nonaccrual loans by balance and the related number of borrowers at September 30, 2014 and December 31, 2013.

	September 30, 2014		December 31, 2013
(dollar amounts in millions)	Number of Borrowers	Balance	Number of Borrowers	Balance
Under $2 million	1,549	$173	1,756	$211
$2 million - $5 million	15	46	23	71
$5 million - $10 million	4	32	3	23
$10 million - $25 million	4	51	3	45
Greater than $25 million	1	27	—	—
Total	1,573	$329	1,785	$350

The following table presents a summary of nonaccrual loans at September 30, 2014 and loans transferred to nonaccrual and net loan charge-offs for the three months ended September 30, 2014, based primarily on North American Industry Classification System (NAICS) categories.

	September 30, 2014		Three Months Ended September 30, 2014
(dollar amounts in millions)	Nonaccrual Loans		Loans Transferred to Nonaccrual (a)		Net Loan Charge-Offs (Recoveries)
Industry Category
Real Estate	$89	27%	$12	22%	$(4)	(125)%
Services	42	13	—	—	1	22
Residential Mortgage	41	12	—	—	—	—
Contractors	30	9	27	50	—	—
Retail	21	6	15	28	7	224
Holding and Other Investment Companies	18	6	—	—	(2)	(57)
Transportation and Warehousing	16	5	—	—	2	61
Hotels	9	3	—	—	—	—
Health Care and Social Assistance	6	2	—	—	—	—
Natural Resources	6	2	—	—	(1)	(20)
Restaurants and Food Service	5	2	—	—	—	—
Manufacturing	5	1	—	—	(2)	(74)
Wholesale Trade	5	1	—	—	1	15
Other (b)	36	11	—	—	1	54
Total	$329	100%	$54	100%	$3	100%

(a)	Based on an analysis of nonaccrual loans with book balances greater than $2 million.

(b)	Consumer, excluding residential mortgage and certain personal purpose nonaccrual loans and net charge-offs, are included in the “Other” category.
The following table presents a summary of TDRs at September 30, 2014 and December 31, 2013.

(in millions)	September 30, 2014	December 31, 2013
Nonperforming TDRs:
Nonaccrual TDRs	$77	$100
Reduced-rate TDRs	17	24
Total nonperforming TDRs	94	124
Performing TDRs (a)	32	57
Total TDRs	$126	$181

(a)	TDRs that do not include a reduction in the original contractual interest rate which are performing in accordance with their modified terms.
Performing TDRs primarily included $23 million in Small Business Banking, $7 million in Middle Market, and $1 million each in Corporate Banking and in Private Banking at September 30, 2014.
Loans past due 90 days or more and still accruing interest generally represent loans that are well collateralized and in a continuing process of collection. Loans past due 90 days or more and still accruing interest decreased $3 million to $13 million at September 30, 2014, compared to $16 million at December 31, 2013. Loans past due 30-89 days increased $1 million to $128 million at September 30, 2014, compared to $127 million at December 31, 2013.
The following table presents a summary of total criticized loans. Criticized loans with balances of $2 million or more on nonaccrual status or whose terms have been modified in a TDR are individually subjected to quarterly credit quality reviews, and the Corporation may establish specific allowances for such loans.

(dollar amounts in millions)	September 30, 2014	June 30, 2014	December 31, 2013
Total criticized loans	$2,094	$2,188	$2,260
As a percentage of total loans	4.6%	4.6%	5.0%
The following table presents a summary of foreclosed property by property type.

(in millions)	September 30, 2014	June 30, 2014	December 31, 2013
Single family residential properties	$9	$9	$5
Construction, land development and other land	—	—	2
Other non-land, nonresidential properties	2	4	2
Total foreclosed property	$11	$13	$9

At September 30, 2014, foreclosed property totaled $11 million and consisted of approximately 91 properties, compared to $9 million and approximately 89 properties at December 31, 2013.
The following table presents a summary of changes in foreclosed property.

	Three Months Ended
(in millions)	September 30, 2014	June 30, 2014	December 31, 2013
Balance at beginning of period	$13	$14	$19
Acquired in foreclosure	2	4	4
Write-downs	—	(1)	(1)
Foreclosed property sold (a)	(4)	(4)	(13)
Balance at end of period	$11	$13	$9
(a) Net gain on foreclosed property sold	$1	$2	$2
Commercial and Residential Real Estate Lending
The following table summarizes the Corporation's commercial real estate loan portfolio by loan category.

(in millions)	September 30, 2014	December 31, 2013
Real estate construction loans:
Commercial Real Estate business line (a)	$1,683	$1,447
Other business lines (b)	309	315
Total real estate construction loans	$1,992	$1,762
Commercial mortgage loans:
Commercial Real Estate business line (a)	$1,743	$1,678
Other business lines (b)	6,860	7,109
Total commercial mortgage loans	$8,603	$8,787

(a)	Primarily loans to real estate developers.

(b)	Primarily loans secured by owner-occupied real estate.
The Corporation limits risk inherent in its commercial real estate lending activities by limiting exposure to those borrowers directly involved in the commercial real estate markets and adhering to conservative policies on loan-to-value ratios for such loans. Commercial real estate loans, consisting of real estate construction and commercial mortgage loans, totaled $10.6 billion at September 30, 2014, of which $3.4 billion, or 32 percent, were to borrowers in the Commercial Real Estate business line, which includes loans to real estate developers. The remaining $7.2 billion, or 68 percent, of commercial real estate loans in other business lines consisted primarily of owner-occupied commercial mortgages, which bear credit characteristics similar to non-commercial real estate business loans.
The real estate construction loan portfolio primarily contains loans made to long-time customers with satisfactory completion experience. Real estate construction loans in the Commercial Real Estate business line totaled $1.7 billion with $17 million on nonaccrual status at September 30, 2014, compared to $1.4 billion with $20 million on nonaccrual status at December 31, 2013. In other business lines, $1 million of real estate construction loans were on nonaccrual status at both September 30, 2014 and December 31, 2013.
Loans in the commercial mortgage portfolio generally mature within three to five years. Of the $1.7 billion of commercial mortgage loans in the Commercial Real Estate business line outstanding at both September 30, 2014 and December 31, 2013, $49 million and $51 million were on nonaccrual status at September 30, 2014 and December 31, 2013, respectively. Commercial mortgage loan net recoveries in the Commercial Real Estate business line were $2 million for the nine months ended September 30, 2014, compared to net charge-offs of $7 million for the nine months ended September 30, 2013. In other business lines, $95 million and $105 million of commercial mortgage loans were on nonaccrual status at September 30, 2014 and December 31, 2013, respectively. Net charge-offs were $4 million and $9 million for the nine-month periods ended September 30, 2014 and 2013, respectively.

The geographic distribution and project type of commercial real estate loans are important factors in diversifying credit risk within the portfolio. The following table reflects real estate construction and commercial mortgage loans to borrowers in the Commercial Real Estate business line by project type and location of property.

	September 30, 2014
	Location of Property						December 31, 2013
(dollar amounts in millions) Project Type:	California	Michigan	Texas	Other	Total	% of Total	Total	% of Total
Real estate construction loans:
Commercial Real Estate business line:
Residential	185	20	53	10	268	17	228	16
Multi-family	499	1	466	81	1,047	62	830	57
Office	84	—	32	4	120	7	162	11
Retail	41	8	35	18	102	6	102	7
Commercial	6	—	60	2	68	4	46	3
Other	3	37	14	24	78	4	79	6
Total	$818	$66	$660	$139	$1,683	100%	$1,447	100%
Commercial mortgage loans:
Commercial Real Estate business line:
Residential	61	12	23	27	123	7	136	8
Multi-family	264	33	72	61	430	25	378	22
Retail	110	87	101	64	362	21	337	20
Office	162	14	45	12	233	13	235	14
Commercial	105	33	24	25	187	11	178	11
Other	260	15	45	88	408	23	414	25
Total	$962	$194	$310	$277	$1,743	100%	$1,678	100%
The following table summarizes the Corporation's residential mortgage and home equity loan portfolios by geographic market.

	September 30, 2014				December 31, 2013
(dollar amounts in millions)	Residential Mortgage Loans	% of Total	Home Equity Loans	% of Total	Residential Mortgage Loans	% of Total	Home Equity Loans	% of Total
Geographic market:
Michigan	$416	23%	$805	49%	$422	25%	$808	53%
California	805	45	536	33	705	41	436	29
Texas	339	19	243	15	340	20	228	15
Other Markets	237	13	50	3	230	14	45	3
Total	$1,797	100%	$1,634	100%	$1,697	100%	$1,517	100%
Residential real estate loans consist of traditional residential mortgages and home equity loans and lines of credit. Residential mortgages totaled $1.8 billion at September 30, 2014, and were primarily larger, variable-rate mortgages originated and retained for certain private banking relationship customers. Of the $1.8 billion of residential mortgage loans outstanding, $42 million were on nonaccrual status at September 30, 2014. The home equity portfolio totaled $1.6 billion at September 30, 2014, of which $1.5 billion was outstanding under primarily variable-rate, interest-only home equity lines of credit and $83 million were closed-end home equity loans. Of the $1.6 billion of home equity loans outstanding, $31 million were on nonaccrual status at September 30, 2014. A majority of the home equity portfolio was secured by junior liens at September 30, 2014. The residential real estate portfolio is principally located within the Corporation's primary geographic markets. Substantially all residential real estate loans past due 90 days or more are placed on nonaccrual status. Even if current or less than 90 days past due, substantially all junior lien home equity loans are placed on nonaccrual status if full collection of the senior position is in doubt. Such loans are charged off to current appraised values less costs to sell no later than 180 days past due.
Shared National Credits
Shared National Credits (SNCs) are defined by banking regulators as facilities of more than $20 million shared by three or more federally supervised financial institutions that are selectively reviewed on an annual basis by regulatory authorities at the agent bank level. The Corporation generally seeks to obtain ancillary business at the origination of a SNC relationship. Loans classified as SNC loans totaled $10.4 billion at September 30, 2014 (approximately 865 borrowers), compared to $9.4 billion (approximately 860 borrowers) at December 31, 2013. SNC loans are held to the same credit underwriting and pricing standards as the remainder of the loan portfolio. The Bank was the agent for $1.9 billion and $1.5 billion of the SNC loans outstanding at

September 30, 2014 and December 31, 2013, respectively. Nonaccrual SNC loans increased $5 million to $16 million at September 30, 2014, compared to $11 million at December 31, 2013. SNC net loan charge-offs totaled $2 million for both the three- and nine-month periods ended September 30, 2014, respectively, compared to zero and $8 million for the three- and nine-month periods ended September 30, 2013, respectively.
Energy Lending
The Corporation has a portfolio of energy-related loans that are included primarily in "commercial loans" in the consolidated balance sheets. The Corporation has over 30 years of experience in energy lending, with a focus on middle market companies. Loans in the Middle Market - Energy business line were $3.4 billion, or approximately 7 percent of total loans, at September 30, 2014, compared to $2.8 billion, or approximately 6 percent of total loans, at December 31, 2013. Nonaccrual Middle Market - Energy loans were zero at September 30, 2014, compared to $1 million at December 31, 2013. There were no Middle Market - Energy net loan charge-offs for both the three- and nine-month periods ended September 30, 2014, compared to net loan charge-offs of zero and $2 million for the three- and nine-month periods ended September 30, 2013, respectively. Energy loans are diverse in nature, with outstanding balances by customer market segment distributed approximately as follows at September 30, 2014: 70 percent exploration and production (EP) (comprised of approximately 59 percent oil, 23 percent mixed and 18 percent natural gas), 17 percent energy services and 13 percent midstream. Approximately 95 percent of the outstanding loans in the EP and midstream market segments were secured at September 30, 2014.
State and Local Municipalities
In the normal course of business, the Corporation serves the needs of state and local municipalities in multiple capacities, including traditional banking products such as deposit services, loans and letters of credit, investment banking services such as bond underwriting and private placements, and by investing in municipal securities.
The following table summarizes the Corporation's direct exposure to state and local municipalities as of September 30, 2014 and December 31, 2013.

(in millions)	September 30, 2014	December 31, 2013
Loans outstanding	$35	$39
Lease financing	309	330
Investment securities available-for-sale	23	22
Trading account securities	1	3
Standby letters of credit	96	97
Unused commitments to extend credit	19	20
Total direct exposure to state and local municipalities	$483	$511
Indirect exposure comprised $98 million in auction-rate preferred securities collateralized by municipal securities at September 30, 2014, compared to $109 million at December 31, 2013. Additionally, the Corporation is exposed to Automated Clearing House (ACH) transaction risk for those municipalities utilizing this electronic payment and/or deposit method and similar products in their cash flow management. The Corporation sets limits on ACH activity during the underwriting process.
Extensions of credit to state and local municipalities are subjected to the same underwriting standards as other business loans. At both September 30, 2014 and December 31, 2013, all outstanding municipal loans and leases were performing according to contractual terms, and one municipal lease was included in the Corporation's criticized loan list. Municipal leases are secured by the underlying equipment, and a substantial majority of the leases are fully defeased with AAA-rated U.S. government securities. Substantially all municipal investment securities available-for sale are auction-rate securities. All auction-rate securities are reviewed quarterly for other-than-temporary impairment. All auction-rate municipal securities were rated investment grade, and all auction-rate preferred securities collateralized by municipal securities were rated investment grade and were adequately collateralized at both September 30, 2014 and December 31, 2013. Municipal securities are held in the trading account for resale to customers. In addition, Comerica Securities, a broker-dealer subsidiary of the Bank, underwrites bonds issued by municipalities. All bonds underwritten by Comerica Securities are sold to third party investors.
On July 18, 2013, the city of Detroit filed for Chapter 9 bankruptcy protection in federal court. The Corporation's direct exposure to the city of Detroit is insignificant.
Automotive Lending
Substantially all dealer loans are in the National Dealer Services business line. Loans in the National Dealer Services business line include floor plan financing and other loans to automotive dealerships. Floor plan loans, included in “commercial loans” in the consolidated balance sheets, totaled $3.2 billion at September 30, 2014, a decrease of $321 million compared to $3.5 billion at December 31, 2013. At September 30, 2014, other loans to automotive dealers in the National Dealer Services business line totaled $2.3 billion, including $1.5 billion of owner-occupied commercial real estate mortgage loans, compared to $2.1 billion of other loans to automotive dealers in the National Dealer Service line, including $1.4 billion of owner-occupied commercial real estate mortgage loans, at December 31, 2013. Automotive lending also includes loans to borrowers involved with automotive production, primarily Tier 1 and Tier 2 suppliers. Loans to borrowers involved with automotive production totaled approximately $1.2 billion at both September 30, 2014 and December 31, 2013.
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

	September 30, 2014			December 31, 2013
(in millions)	Outstanding (a)	Unfunded Commitments and Guarantees	Total Exposure	Outstanding (a)	Unfunded Commitments and Guarantees	Total Exposure
United Kingdom	$71	$208	$279	$99	$242	$341
Netherlands	55	39	94	61	89	150
Luxembourg	27	33	60	17	7	24
Germany	6	43	49	7	47	54
Switzerland	15	6	21	18	1	19
Sweden	1	18	19	4	15	19
Italy	10	5	15	5	2	7
Belgium	7	1	8	7	4	11
Other	1	1	2	3	1	4
Total Europe	$193	$354	$547	$221	$408	$629

(a)	Includes funded loans, bankers acceptances and net counterparty derivative exposure.

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
The Corporation's Market Risk Department in the Office of Enterprise Risk supports ALCO in measuring, monitoring and managing interest rate and liquidity risks and coordinating all other market risks. Key activities encompass: (i) providing information and analysis of the Corporation's balance sheet structure and measurement of interest rate, liquidity and all other market risks; (ii) monitoring and reporting of the Corporation's positions relative to established policy limits and guidelines; (iii) developing and presenting analyses and strategies to adjust risk positions; (iv) reviewing and presenting policies and authorizations for approval; (v) monitoring of industry trends and analytical tools to be used in the management of interest rate, liquidity and all other market risks; and (vi) developing and monitoring the interest rate risk economic capital estimate.
Interest Rate Risk
Net interest income is the primary source of revenue for the Corporation. Interest rate risk arises in the normal course of business due to differences in the repricing and cash flow characteristics of assets and liabilities, primarily through the Corporation's core business activities of extending loans and acquiring deposits. The Corporation's balance sheet is predominantly characterized by floating-rate loans funded by a combination of core deposits and wholesale borrowings. Approximately 85 percent of the Corporation's loans were floating at September 30, 2014, of which approximately 75 percent were based on LIBOR and 25 percent were based on Prime. This creates sensitivity to interest rate movements due to the imbalance between the floating-rate loan portfolio and the more slowly repricing deposit products. In addition, growth and/or contraction in the Corporation's loans and deposits may lead to changes in sensitivity to interest rate movements in the absence of mitigating actions. Examples of such actions are purchasing investment securities, primarily fixed-rate, which provide liquidity to the balance sheet and act to mitigate the inherent interest sensitivity, and hedging the sensitivity with interest rate swaps. The Corporation actively manages its exposure to interest rate risk, with the principal objective of optimizing net interest income and the economic value of equity while operating within acceptable limits established for interest rate risk and maintaining adequate levels of funding and liquidity.
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
Each scenario includes assumptions such as loan growth, investment security prepayment levels, depositor behavior, yield curve changes, loan and deposit pricing, and overall balance sheet mix and growth. In the +200 scenario, assumptions related to loan growth and deposit run-off are based on historical experience, resulting in a modest increase in loans and a modest decrease in deposits from the base case. No changes are modeled to investment securities beyond the replacement of prepayments, and expected funding maturities are included. As a result of the modeled balance sheet movement, excess reserves diminish. In addition, the model reflects deposit pricing based on historical price movements with short-term interest rates and loan spreads held at current levels. The analysis also does not capture possible regulatory impacts, including impacts of the recently finalized LCR requirements, which could impact balance sheet structure, product offerings and pricing as well as how interest rate risk is managed. How the Corporation chooses to make additional investments in HQLA and fund such investments may have an impact on sensitivity. Changes in economic activity may result in a balance sheet structure that is different from the changes management included in its simulation analysis and may translate into a materially different interest rate environment than those presented. For example, deposit balances have grown significantly over the past several years, creating uncertainty regarding future deposit balance levels. A decline in deposit balances beyond historical experience would reduce the estimated increase in net interest income in the +200 scenario.
The table below, as of September 30, 2014 and December 31, 2013, displays the estimated impact on net interest income during the next 12 months by relating the base case scenario results to those from the rising and declining rate scenarios described above.

	Estimated Annual Change
	September 30, 2014		December 31, 2013
(in millions)	Amount	%	Amount	%
Change in Interest Rates:
+200 basis points	$227	14%	$210	13%
-25 basis points (to zero percent)	(32)	(2)	(30)	(2)
Sensitivity increased slightly from December 31, 2013 to September 30, 2014 primarily due to changes in the current balance sheet mix driving a revised forecast. The risk to declining interest rates is limited as a result of the inability of the current low level of rates to fall significantly.
The table below, as of September 30, 2014, illustrates the estimated sensitivity of the above results to a change in deposit balance assumptions in the +200 scenario, with all other assumptions held constant. In this analysis, average noninterest-bearing deposit run-off in the 12-month period has been increased by $1 billion and $3 billion from the historical run-off experience included in the standard +200 scenario presented above and assumes the deposit run-off reduces excess reserves and increases purchased funds. The analysis is provided as an indicator of the sensitivity of net interest income to the modeled deposit run-off assumption. It is not meant to reflect management's expectation or best estimate. Actual run-off results may vary from those reflected.

	+200 Basis Points
(in millions)	Estimated Annual Change
June 30, 2014	Amount	%
Incremental Average Decrease in Noninterest-bearing Deposit Balances:
$1 billion	$216	13%
$3 billion	194	12
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
The table below, as of September 30, 2014 and December 31, 2013, displays the estimated impact on the economic value of equity from the interest rate scenario described above.

	September 30, 2014		December 31, 2013
(in millions)	Amount	%	Amount	%
Change in Interest Rates:
+200 basis points	$940	8%	$670	6%
-25 basis points (to zero percent)	(233)	(2)	(164)	(1)
The change in the sensitivity of the economic value of equity to a 200 basis point parallel increase in rates between December 31, 2013 and September 30, 2014 was primarily driven by changes in market interest rates at the middle to long end of the curve, which most significantly impact the value of deposits without a stated maturity, as well as growth in deposits without a stated maturity.
Wholesale Funding
The Corporation may access the purchased funds market when necessary, which includes foreign office time deposits and short-term borrowings. Capacity for incremental purchased funds at September 30, 2014 included the ability to purchase federal funds, sell securities under agreements to repurchase, as well as issue deposits to institutional investors and issue certificates of deposit through brokers. Purchased funds totaled $319 million at September 30, 2014, compared to $602 million at December 31, 2013. At September 30, 2014, the Bank had pledged loans totaling $25 billion which provided for up to $19 billion of available collateralized borrowing with the FRB.
The Bank is a member of the FHLB of Dallas, Texas, which provides short- and long-term funding to its members through advances collateralized by real estate-related assets. Actual borrowing capacity is contingent on the amount of collateral available to be pledged to the FHLB. At September 30, 2014, real estate-related loans pledged to the FHLB as blanket collateral provided for potential future borrowings of approximately $6 billion. Additionally, the Bank had the ability to issue up to $15.0 billion of debt at September 30, 2014 under an existing $15 billion medium-term senior note program which allows the issuance of debt with maturities between three months and 30 years.
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
The FRB completed its 2014 CCAR review in March 2014 and did not object to Comerica's capital plan and capital distributions contemplated in the plan. Comerica's capital plan includes the authority to fully redeem $150 million par value of 8.375% subordinated notes due 2024. The notes were called at par on July 15, 2014, resulting in a pretax gain of approximately $32 million.
Further information regarding the Corporation's medium- and long-term debt is provided in Note 7 to these unaudited financial statements.

The ability of the Corporation and the Bank to raise funds at competitive rates is impacted by rating agencies' views of the credit quality, liquidity, capital and earnings of the Corporation and the Bank. As of September 30, 2014, the four major rating agencies had assigned the following ratings to long-term senior unsecured obligations of the Corporation and the Bank. A security rating is not a recommendation to buy, sell, or hold securities and may be subject to revision or withdrawal at any time by the assigning rating agency. Each rating should be evaluated independently of any other rating.

	Comerica Incorporated		Comerica Bank
September 30, 2014	Rating	Outlook	Rating	Outlook
Standard and Poor’s	A-	Stable	A	Stable
Moody’s Investors Service	A3	Stable	A2	Stable
Fitch Ratings	A	Stable	A	Stable
DBRS	A	Stable	A (High)	Stable
The Corporation satisfies liquidity requirements with either liquid assets or various funding sources. Liquid assets, which totaled $14.3 billion at September 30, 2014, compared to $12.6 billion at December 31, 2013, before any applicable regulatory haircuts, provide a reservoir of liquidity. Liquid assets include cash and due from banks, federal funds sold, interest-bearing deposits with banks, other short-term investments and unencumbered investment securities available-for-sale. At September 30, 2014, the Corporation held deposits at the FRB of $6.6 billion, compared to $5.2 billion at December 31, 2013.
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
Goodwill
Goodwill is initially recorded as the excess of the purchase price over the fair value of net assets acquired in a business combination and is subsequently evaluated at least annually for impairment. Goodwill impairment testing is performed at the reporting unit level, equivalent to a business segment or one level below. The Corporation has three reporting units: the Business Bank, the Retail Bank and Wealth Management. At September 30, 2014 and December 31, 2013, goodwill totaled $635 million, including $380 million allocated to the Business Bank, $194 million allocated to the Retail Bank and $61 million allocated to Wealth Management.
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
The annual test of goodwill impairment was performed as of the beginning of the third quarter 2014. The Corporation's assumptions included maintaining the low Federal funds target rate through mid-2015 with modest increases thereafter until eventually reaching a normal interest rate environment. At the conclusion of the first step of the annual goodwill impairment tests performed in the third quarter 2014, the estimated fair values of all reporting units substantially exceeded their carrying amounts, including goodwill. The results of the annual test of the goodwill impairment test for each reporting unit were subjected to stress testing as appropriate.
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

SUPPLEMENTAL FINANCIAL DATA
The following table provides a reconciliation of non-GAAP financial measures used in this financial review with financial measures defined by GAAP.

(dollar amounts in millions)	September 30, 2014	December 31, 2013
Tier 1 Common Capital Ratio:
Tier 1 and Tier 1 common capital (a) (b)	$7,105	$6,895
Risk-weighted assets (a) (b)	66,481	64,825
Tier 1 and Tier 1 common risk-based capital ratio (b)	10.69%	10.64%
Basel III Common Equity Tier 1 Capital Ratio:
Tier 1 common capital (b)	$7,105	$6,895
Basel III adjustments (c)	(1)	(6)
Basel III common equity Tier 1 capital (c)	$7,104	$6,889
Risk-weighted assets (a) (b)	$66,481	$64,825
Basel III adjustments (c)	1,627	1,754
Basel III risk-weighted assets (c)	$68,108	$66,579
Tier 1 common capital ratio (b)	10.7%	10.6%
Basel III common equity Tier 1 capital ratio (c)	10.4	10.3
Tangible Common Equity Ratio:
Common shareholders' equity	$7,433	$7,150
Less:
Goodwill	635	635
Other intangible assets	15	17
Tangible common equity	$6,783	$6,498
Total assets	$68,887	$65,224
Less:
Goodwill	635	635
Other intangible assets	15	17
Tangible assets	$68,237	$64,572
Common equity ratio	10.79%	10.97%
Tangible common equity ratio	9.94	10.07
Tangible Common Equity per Share of Common Stock:
Common shareholders' equity	$7,433	$7,150
Tangible common equity	6,783	6,498
Shares of common stock outstanding (in millions)	180	182
Common shareholders' equity per share of common stock	$41.26	$39.22
Tangible common equity per share of common stock	37.65	35.64

(a)	Tier 1 capital and risk-weighted assets as defined by regulation.

(b)	September 30, 2014 Tier 1 capital and risk-weighted-assets are estimated.

(c)	Estimated ratios based on the standardized approach in the final rule for the U.S. adoption of the Basel III regulatory capital framework, excluding most elements of AOCI.
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

101
Financial statements from Quarterly Report on Form 10-Q of the Registrant for the quarter ended September 30, 2014, formatted in Extensible Business Reporting Language: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Statements of Changes in Shareholders' Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements.

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
Date: October 28, 2014

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

101
Financial statements from Quarterly Report on Form 10-Q of the Registrant for the quarter ended September 30, 2014, formatted in Extensible Business Reporting Language: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Statements of Changes in Shareholders' Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements.

†	Management contract or compensatory plan or arrangement.