Form 10-K
period 2014-12-31
COMERICA INC /NEW/
filed 2015-02-17
CIK 28412

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
Annual Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the fiscal year ended
December 31, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
At June 30, 2014 (the last business day of the registrant’s most recently completed second fiscal quarter), the registrant’s common stock, $5 par value, held by non-affiliates had an aggregate market value of approximately $8.9 billion based on the closing price on the New York Stock Exchange on that date of $50.16 per share. For purposes of this Form 10-K only, it has been assumed that all common shares Comerica’s Trust Department holds for Comerica’s employee plans, and all common shares the registrant’s directors and executive officers hold, are shares held by affiliates.
At February 11, 2015, the registrant had outstanding 178,359,394 shares of its common stock, $5 par value.
Documents Incorporated by Reference:
Part III:
Items 10-14—Proxy Statement for the Annual Meeting of Shareholders to be held April 28, 2015.

PART I
Item 1. Business.
GENERAL
Comerica Incorporated (“Comerica”) is a financial services company, incorporated under the laws of the State of Delaware, and headquartered in Dallas, Texas. Based on total assets as reported in the most recently filed Consolidated Financial Statements for Bank Holding Companies (FR Y-9C), it was among the 25 largest commercial United States (“U.S.”) financial holding companies. Comerica was formed in 1973 to acquire the outstanding common stock of Comerica Bank, which at such time was a Michigan banking corporation and one of Michigan's oldest banks (formerly Comerica Bank-Detroit). On October 31, 2007, Comerica Bank, a Michigan banking corporation, was merged with and into Comerica Bank, a Texas banking association (“Comerica Bank”). As of December 31, 2014, Comerica owned directly or indirectly all the outstanding common stock of 2 active banking and 40 non-banking subsidiaries. At December 31, 2014, Comerica had total assets of approximately $69.2 billion, total deposits of approximately $57.5 billion, total loans (net of unearned income) of approximately $48.6 billion and shareholders’ equity of approximately $7.4 billion.
Business Segments
Comerica has strategically aligned its operations into three major business segments: the Business Bank, the Retail Bank, and Wealth Management. In addition to the three major business segments, Finance is also reported as a segment. We provide information about our business segments in Note 22 on pages F-101 through F-105 of the Notes to Consolidated Financial Statements located in the Financial Section of this report.
Comerica operates in three primary geographic markets - Texas, California, and Michigan, as well as in Arizona and Florida, with select businesses operating in several other states, and in Canada and Mexico. We provide information about our market segments in Note 22 on pages F-101 through F-105 of the Notes to Consolidated Financial Statements located in the Financial Section of this report.
Activities with customers domiciled outside the U.S., in total or with any individual country, are not significant. We provide information on risks attendant to foreign operations: (1) under the caption “Concentration of Credit Risk” on pages F-26 through F-27 of the Financial Section of this report; and (2) under the caption "International Exposure" on page F-29 of the Financial Section of this report.
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
COMPETITION
The financial services business is highly competitive. Comerica and its subsidiaries mainly compete in their three primary geographic markets of Texas, California and Michigan, as well as in the states of Arizona and Florida. They also compete in broader, national geographic markets, as well as markets in Mexico and Canada. They are subject to competition with respect to various products and services, including, without limitation, loans and lines of credit, deposits, cash management, capital market products, international trade finance, letters of credit, foreign exchange management services, loan syndication services, consumer lending, consumer deposit gathering and mortgage loan origination, consumer products, fiduciary services, private banking, retirement services, investment management and advisory services, investment banking services, brokerage services, the sale of annuity products, and the sale of life, disability and long-term care insurance products.
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
SUPERVISION AND REGULATION
Banks, bank holding companies, and financial institutions are highly regulated at both the state and federal level. Comerica is subject to supervision and regulation at the federal level by the Board of Governors of the Federal Reserve System (“FRB”) under the Bank Holding Company Act of 1956, as amended. The Gramm-Leach-Bliley Act expanded the activities in which a bank holding company registered as a financial holding company can engage. The conditions to be a financial holding company include, among others, the requirement that each depository institution subsidiary of the holding company be well capitalized and well managed. Effective July 2011, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) also requires the well capitalized and well managed standards to be met at the financial holding company level. Comerica became a financial holding company in 2000. As a financial holding company, Comerica may affiliate with securities firms and insurance companies, and engage in activities that are financial in nature. Activities that are “financial in nature” include, but are not limited to: securities underwriting; securities dealing and market making; sponsoring mutual funds and investment companies (subject to regulatory requirements, including restrictions set forth in the Volcker Rule, described under the heading "The Dodd-Frank Wall Street Reform and Consumer Protection Act and Other Recent Legislative and Regulatory Developments" below); insurance underwriting and agency; merchant banking; and activities that the FRB has determined to be financial in nature or incidental or complementary to a financial activity, provided that it does not pose a substantial risk to the safety or soundness of the depository institution or the financial system generally. A bank holding company that is not also a financial holding company is limited to engaging in banking and other activities previously determined by the FRB to be closely related to banking.
Comerica Bank is chartered by the State of Texas and at the state level is supervised and regulated by the Texas Department of Banking under the Texas Finance Code. Comerica Bank has elected to be a member of the Federal Reserve System under the Federal Reserve Act and, consequently, is supervised and regulated by the Federal Reserve Bank of Dallas. Comerica Bank & Trust, National Association is chartered under federal law and is subject to supervision and regulation by the Office of the Comptroller of the Currency (“OCC”) under the National Bank Act. Comerica Bank & Trust, National Association, by virtue of being a national bank, is also a member of the Federal Reserve System. The deposits of Comerica Bank and Comerica Bank & Trust, National Association are insured by the Deposit Insurance Fund of the Federal Deposit Insurance Corporation (“FDIC”) to the extent provided by law. In Canada, Comerica Bank is supervised by the Office of the Superintendent of Financial Institutions.
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
Described below are material elements of selected laws and regulations applicable to Comerica and its subsidiaries. The descriptions are not intended to be complete and are qualified in their entirety by reference to the full text of the statutes and regulations described. Changes in applicable law or regulation, and in their application by regulatory agencies, cannot be predicted, but they may have a material effect on the business of Comerica and its subsidiaries.

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
The Community Reinvestment Act of 1977 (“CRA”) requires U.S. banks to help serve the credit needs of their communities. Comerica Bank's current rating under the “CRA” is “satisfactory”. If any subsidiary bank of Comerica were to receive a rating under the CRA of less than “satisfactory,” Comerica would be prohibited from engaging in certain activities.
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

Interstate Banking and Branching
The Interstate Banking and Branching Efficiency Act (the “Interstate Act”), as amended by the Dodd-Frank Act, permits a bank holding company, with FRB approval, to acquire banking institutions located in states other than the bank holding company's home state without regard to whether the transaction is prohibited under state law, but subject to any state requirement that the bank has been organized and operating for a minimum period of time, not to exceed five years, and the requirement that the bank holding company, prior to and following the proposed acquisition, control no more than 10% of the total amount of deposits of insured depository institutions in the U.S. and no more than 30% of such deposits in that state (or such amount as established by state law if such amount is lower than 30%). The Interstate Act, as amended, also authorizes banks to operate branch offices outside their home states by merging with out-of-state banks, purchasing branches in other states and by establishing de novo branches in other states, subject to various conditions. In the case of purchasing branches in a state in which it does not already have banking operations, the “host” state must have “opted-in” to the Interstate Act by enacting a law permitting such branch purchases. The Dodd-Frank Act expanded the de novo interstate branching authority of banks beyond what had been permitted under the Interstate Act by eliminating the requirement that a state expressly “opt-in” to de novo branching, in favor of a rule that de novo interstate branching is permissible if under the law of the state in which the branch is to be located, a state bank chartered by that state would be permitted to establish the branch. Effective July 21, 2011, the Dodd-Frank Act also required that a bank holding company or bank be well capitalized and well managed (rather than simply adequately capitalized and adequately managed) in order to take advantage of these interstate banking and branching provisions.
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
Comerica Bank and Comerica Bank & Trust, National Association are required by federal law to obtain the prior approval of the FRB and/or the OCC, as the case may be, for the declaration and payment of dividends, if the total of all dividends declared by the board of directors of such bank in any calendar year will exceed the total of (i) such bank's retained net income (as defined and interpreted by regulation) for that year plus (ii) the retained net income (as defined and interpreted by regulation) for the preceding two years, less any required transfers to surplus or to fund the retirement of preferred stock. At January 1, 2015, Comerica's subsidiary banks could declare aggregate dividends of approximately $375 million from retained net profits of the preceding two years. Comerica's subsidiary banks declared dividends of $380 million in 2014, $480 million in 2013 and $497 million in 2012.
Further, federal regulatory agencies can prohibit a banking institution or bank holding company from engaging in unsafe and unsound banking practices and could prohibit the payment of dividends under circumstances in which such payment could be deemed an unsafe and unsound banking practice. Under the Federal Deposit Insurance Corporation Improvement Act (“FDICIA”), “prompt corrective action” regime discussed below, which applies to each of Comerica Bank and Comerica Bank & Trust, National Association, a subject bank is specifically prohibited from paying dividends to its parent company if payment would result in the bank becoming “undercapitalized.” In addition, Comerica Bank is also subject to limitations under Texas state law regarding the amount of earnings that may be paid out as dividends to its parent company, and requiring prior approval for payments of dividends that exceed certain levels.
Additionally, the payment of dividends by Comerica to its shareholders is subject to the non-objection of the FRB pursuant to the Comprehensive Capital Analysis and Review (CCAR) program. For more information, please see “The Dodd-Frank Wall Street Reform and Consumer Protection Act and Other Recent Legislative and Regulatory Developments” in this section.
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
As of December 31, 2014, Comerica and its banking subsidiaries exceeded the ratios required for an institution to be considered “well capitalized” under these regulations.
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
For this purpose, a depository institution's or holding company's assets and certain specified off-balance sheet commitments are assigned to four risk categories, each weighted differently based on the level of credit risk that is ascribed to such assets or commitments. A depository institution's or holding company's capital, in turn, is divided into two tiers: core (“Tier 1”) capital, which includes common equity, non-cumulative perpetual preferred stock, a limited amount of cumulative perpetual preferred stock and related surplus (excluding auction rate issues) and minority interests in equity accounts of consolidated subsidiaries, less goodwill, certain identifiable intangible assets and certain other assets; and supplementary (“Tier 2”) capital, which includes, among other items, perpetual preferred stock not meeting the Tier 1 definition, mandatory convertible securities, subordinated debt, and allowances for loan and lease losses, subject to certain limitations, less certain required deductions. Bank holding companies that engage in trading activities, whose trading activities exceed specified levels, also are required to maintain capital for market risk. Market risk includes changes in the market value of trading account, foreign exchange, and commodity positions, whether resulting from broad market movements (such as changes in the general level of interest rates, equity prices, foreign exchange rates, or commodity prices) or from position specific factors. From time to time, Comerica's trading activities may exceed specified regulatory levels, in which case Comerica maintains additional capital for market risk as required.

Comerica, like other bank holding companies, currently is required to maintain Tier 1 and “total capital” (the sum of Tier 1 and Tier 2 capital) equal to at least 4% and 8% of its total risk-weighted assets (including certain off-balance-sheet items, such as standby letters of credit), respectively. At December 31, 2014, Comerica met both requirements, with Tier 1 and total capital equal to 10.50% and 12.51% of its total risk-weighted assets, respectively.
Comerica is also required to maintain a minimum “leverage ratio” (Tier 1 capital to non-risk-adjusted total assets) of 3% to 4%, depending upon criteria defined and assessed by the FRB. Comerica's leverage ratio of 10.35% at December 31, 2014 reflects the nature of Comerica's balance sheet and demonstrates a commitment to capital adequacy. At December 31, 2014, Comerica Bank had Tier 1 and total capital equal to 10.36% and 12.02% of its total risk-weighted assets, respectively, and a leverage ratio of 10.20%.
Additional information on the calculation of Comerica and its bank subsidiaries' Tier 1 capital, total capital and risk-weighted assets is set forth in Note 20 of the Notes to Consolidated Financial Statements located on pages F-99 through F-100 of the Financial Section of this report. Additional information on the timing and nature of the Basel III capital requirements is set forth below, under "Basel III: Regulatory Capital and Liquidity Regime."
FDIC Insurance Assessments
The FDIC Deposit Insurance Fund (“DIF”) provides insurance coverage for certain deposits. Comerica's subsidiary banks are subject to FDIC deposit insurance assessments to maintain the DIF. The FDIC imposes a risk-based deposit premium assessment system, which was amended pursuant to the Federal Deposit Insurance Reform Act of 2005 and further amended by the Dodd-Frank Act. The Dodd-Frank Act also increased the DIF's minimum reserve ratio and permanently increased general deposit insurance coverage from $100,000 to $250,000. The final rule implementing revisions to the assessment system became effective April 1, 2011. Under the risk-based deposit premium assessment system, the assessment rates for an insured depository institution are determined by an assessment rate calculator, which is based on a number of elements to measure the risk each institution poses to the DIF. The assessment rate is applied to total average assets less tangible equity. Under the current system, premiums are assessed quarterly. For 2014, Comerica’s FDIC insurance expense totaled $33 million. Our assessment rate could increase in the future under the current system if, for example, criticized loans and/or other higher risk assets increase or balance sheet liquidity decreases.
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
Incentive-Based Compensation. In June 2010, the FRB, OCC and FDIC issued comprehensive final guidance on incentive compensation policies intended to ensure that the incentive compensation policies of banking organizations do not undermine the safety and soundness of such organizations by encouraging excessive risk-taking. The guidance, which covers senior executives as well as other employees who, either individually or as part of a group, have the ability to expose the banking organization to material amounts of risk, is based upon the key principles that a banking organization's incentive compensation arrangements (i) should provide employees incentives that appropriately balance risk and financial results in a manner that does not encourage employees to expose their organizations to imprudent risk; (ii) should be compatible with effective controls and risk-management; and (iii) should be supported by strong corporate governance, including active and effective oversight by the organization's board of directors. Banking organizations are expected to review regularly their incentive compensation arrangements based on these three principles. Where there are deficiencies in the incentive compensation arrangements, they should be promptly addressed. Enforcement actions may be taken against a banking organization if its incentive compensation arrangements, or related risk-management control or governance processes, pose a risk to the organization's safety and soundness, particularly if the organization is not taking prompt and effective measures to correct the deficiencies. Comerica is subject to this final guidance and, similar to other large banking organizations, has been subject to a continuing review of incentive compensation policies and practices by representatives of the FRB, the Federal Reserve Bank of Dallas and the Texas Department of Banking since 2011. As part of that review, Comerica has undertaken a thorough analysis of all the incentive compensation programs throughout the organization, the individuals covered by each plan and the risks inherent in each plan’s design and implementation. Comerica has determined that risks arising from employee compensation plans are not reasonably likely to have a material adverse effect on Comerica. Further, it is the Company’s intent to continue to evolve our processes going forward by monitoring regulations and best practices for sound incentive compensation.
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
Basel III: Regulatory Capital and Liquidity Regime. In December 2010, the Basel Committee on Banking Supervision (the “Basel Committee”) issued a framework for strengthening international capital and liquidity regulation (“Basel III”). In July 2013, U.S. banking regulators issued a final rule for the U.S. adoption of the Basel III regulatory capital framework. The regulatory framework includes a more conservative definition of capital, two new capital buffers - a conservation buffer and a countercyclical buffer, new and more stringent risk weight categories for assets and off-balance sheet items, and a supplemental leverage ratio. As a banking organization subject to the standardized approach, the rules are effective for Comerica on January 1, 2015, with certain transition provisions fully phased in on January 1, 2018.
According to the rule, Comerica will be subject to the capital conservation buffer of 2.5 percent, when fully phased in, to avoid restrictions on capital distributions and discretionary bonuses. However, the rules do not subject Comerica to the capital countercyclical buffer of up to 2.5 percent or the supplemental leverage ratio. Comerica estimates the December 31, 2014 Tier 1 and Tier 1 common risk-based ratio would be 10.3 percent if calculated under the final rule, as fully phased in, excluding most elements of accumulated other comprehensive income from regulatory capital. Comerica's December 31, 2014 estimated Tier 1 common and Tier 1 capital ratios exceed the minimum required by the final rule (7 percent and 8.5 percent, respectively, including the fully phased-in capital conservation buffer). For a reconcilement of these non-GAAP financial measures, see page F-41 of the Financial Section of this report under the caption "Supplemental Financial Data."
On December 9, 2014, U.S. banking regulators proposed a rule that would establish an additional capital buffer for banking organizations deemed systemically important to the global financial system (globally systemically important bank holding companies, or “G-SIB”). Comerica would not be considered a G-SIB under the rule as proposed.
On September 3, 2014, U.S. banking regulators adopted the Liquidity Coverage Ratio ("LCR") rule, which set for U.S. banks the minimum liquidity measure established under the Basel III liquidity framework. Under the final rule, Comerica is subject to a modified LCR standard, which requires a financial institution to hold a minimum level of high-quality, liquid assets ("HQLA") to fully cover net cash outflows under a 30-day systematic liquidity stress scenario. The rule is effective for Comerica on January 1, 2016. During the transition year, 2016, Comerica will be required to maintain a minimum LCR of 90 percent. Beginning January 1, 2017, and thereafter, the minimum required LCR will be 100 percent. Comerica continues to evaluate the impact of the rule; however, we expect to meet the final requirements adopted by U.S. banking regulators within the required timetable. To reach full compliance and provide a buffer for normal volatility in balance sheet dynamics, Comerica expects to add additional HQLA, which may be funded with additional debt, in the future. Comerica does not currently expect compliance with the LCR rule will have a significant impact on net interest income.

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
Interchange Fees. On July 20, 2011, the FRB published final rules pursuant to the Dodd-Frank Act establishing the maximum permissible interchange fee that an issuer may receive for an electronic debit transaction as the sum of 21 cents per transaction and 5 basis points multiplied by the value of the transaction and prohibiting network exclusivity arrangements and routing restrictions. Comerica is subject to the final rules. In July 2013, a federal district court invalidated the FRB's interchange fee rules. The FRB's appeal of the court’s ruling resulted in the U.S. Circuit Court of Appeals for the District of Columbia overruling the district court, reinstating the final rule as previously issued. On January 20, 2015, the U.S. Supreme Court denied a further appeal.
Supervision and Regulation Assessment. Section 318 of the Dodd-Frank Act authorizes the federal banking agencies to assess fees against bank holding companies with total consolidated assets in excess of $50 billion equal to the expenses necessary or appropriate in order to carry out their supervision and regulation of those companies. We paid $1.5 million in 2014 with respect to the 2013 assessment year and accrued another $1.5 million for the 2014 assessment year.
The Volcker Rule. The federal banking agencies and the SEC published approved joint final regulations to implement the Volcker Rule on December 10, 2013. The Volcker Rule generally prohibits banking entities from engaging in proprietary trading and from owning and sponsoring "covered funds" (e.g. hedge funds and private equity funds). The final regulations adopt a multi-faceted approach to implementing the Volcker Rule prohibitions that relies on: (i) detailed descriptions of prohibited and permitted activities; (ii) detailed compliance requirements; and (iii) for banking entities with large volumes of trading activity, detailed quantitative analysis and reporting obligations. In addition to rules implementing the core prohibitions and exemptions (e.g. underwriting, market-making related activities, risk-mitigating hedging and trading in certain government obligations) of the Volcker Rule, the regulations also include two appendices devoted to record-keeping and reporting requirements, including numerous quantitative data reporting obligations for banking entities with significant trading activities (Appendix A) and enhanced compliance requirements for banking entities with significant trading or covered fund activities (Appendix B). The final rule was effective April 1, 2014. The Volcker Rule generally requires full compliance with the new restrictions by July 21, 2015; however, the FRB has recently extended the conformance period to July 21, 2017 for covered funds that were in place prior to December 31, 2013. Comerica expects to meet the final requirements adopted by regulators within the applicable regulatory timelines. Additional information on Comerica's portfolio of indirect (through funds) private equity and venture capital investments is set forth in Note 1 of the Notes to Consolidated Financial Statements located on page F-51 of the Financial Section of this report.
Annual Capital Plans and Stress Tests. Comerica is subject to the FRB’s annual Comprehensive Capital Analysis and Review (CCAR) process, as well as the Dodd-Frank Act Stress Testing (DFAST) requirements. As part of the CCAR process, the FRB undertakes a supervisory assessment of the capital adequacy of bank holding companies (BHCs), including Comerica, that have $50 billion or more in total consolidated assets. This capital adequacy assessment is based on a review of a comprehensive capital plan submitted by each participating BHC to the FRB that describes the company’s planned capital actions during the nine quarter review period, as well as the results of stress tests conducted by both the company and the FRB under different hypothetical macro-economic scenarios, including a supervisory baseline and an adverse and a severely adverse scenario provided by the FRB. After completing its review, the FRB may object or not object to the company’s proposed capital actions, such as plans to pay or increase common stock dividends, reinstate or increase common stock repurchase programs, or redeem preferred stock or other regulatory capital instruments. In connection with the 2014 CCAR, Comerica submitted its 2014 capital plan to the FRB on January 3, 2014; on March 26, 2014, Comerica announced that the FRB had completed its CCAR 2014 capital plan review and did not object to the capital plan or capital distributions contemplated in the plan. Also as required, Comerica submitted its CCAR 2015 capital plan to the FRB on January 5, 2015 and expects to receive the results of the FRB's review of the plan in March 2015.
As part of the CCAR and DFAST process, both the FRB and Comerica release certain revenue, loss and capital results from their stress testing exercises, generally in March of each year. FRB regulations also require that Comerica and other large bank holding companies conduct a separate mid-year stress test using financial data as of March 31st and three company-derived macro-economic scenarios (base, adverse and severely adverse) and publish a summary of the results under the severely adverse scenario in September. On March 20, 2014 and September 15, 2014, Comerica released the results of its company-run annual and mid-year stress tests, respectively, which are available in the Investor Relations section of Comerica's website at investor.comerica.com, on the “Dodd-Frank Act Stress Test Results” page under "Financial Reports." Similar timelines will be expected for the 2015 mid-year stress tests.
In October 2014, the FRB modified the timing of the capital planning cycle. For 2016, the annual capital plan will be moved to an April submission (instead of January) and the mid-year stress test will be moved to an October submission (instead of July). Accordingly, for the 2015 Capital Plan submission, the FRB’s determination regarding capital distributions will extend over a period of five quarters, 2Q 2015 - 2Q 2016, in order to accommodate the shift in the capital plan cycle in 2016.
Enhanced Prudential Requirements. The Dodd-Frank Act created the Financial Stability Oversight Council (“FSOC”) to coordinate efforts of the primary U.S. financial regulatory agencies in establishing regulations to address financial stability concerns and to make recommendations to the FRB as to enhanced prudential standards that must apply to large, interconnected bank holding companies and nonbank financial companies supervised by the FRB under the Dodd-Frank Act, including capital, leverage, liquidity and risk management requirements.
On February 18, 2014, the FRB issued its final regulations to implement the enhanced prudential and supervisory requirements mandated by the Dodd-Frank Act. The final regulations address enhanced risk-based capital and leverage requirements, enhanced liquidity requirements, enhanced risk management and risk committee requirements, single-counterparty credit limits, semiannual stress tests (as described above under "Annual Capital Plans and Stress Tests"), and a debt-to-equity limit for companies determined to pose a grave threat to financial stability. They are intended to allow regulators to more effectively supervise large bank holding companies and nonbank financial firms whose failure could impact the stability of the US financial system, and generally build on existing US and international regulatory guidance. The proposal also takes a multi-stage or phased approach to many of the requirements (such as the capital and liquidity requirements). Most of these requirements apply to Comerica because it has consolidated assets of more than $50 billion. Comerica has or will implement all requirements of the new rules within regulatory timelines.
Resolution (Living Will) Plans. Section 165(d) of the Dodd-Frank Act requires bank holding companies with total consolidated assets of $50 billion or more (“covered companies”) to prepare and submit to the federal banking agencies (e.g., FRB and FDIC) a plan for their rapid and orderly resolution under the U.S. Bankruptcy Code. Covered companies, such as Comerica, with less than $100 billion in total nonbank assets were required to submit their initial plans by December 31, 2013. In addition, Section 165(d) requires FDIC-insured depository institutions (like Comerica Bank) with assets of $50 billion or more to develop, maintain, and periodically submit plans outlining how the FDIC would resolve it through the FDIC's resolution powers under the Federal Deposit Insurance Act. The federal banking agencies have issued rules to implement these requirements. In addition, those rules require the filing of annual updates to the plans. Both Comerica and Comerica Bank filed their respective initial and updated resolution plans by the required due dates. The resolution plans are currently under review by the FRB and FDIC.
Section 611 and Title VII of the Dodd-Frank Act. Section 611 of the Dodd-Frank Act prohibits a state bank from engaging in derivative transactions unless the lending limit laws of the state in which the bank is chartered take into consideration exposure to derivatives. Section 611 does not provide how state lending limit laws must factor in derivatives. The Texas Finance Commission has adopted an administrative rule meeting the requirements of Section 611. Accordingly, Comerica Bank may engage in derivative transactions, as permitted by applicable law.
Title VII of the Dodd-Frank Act establishes a comprehensive framework for over-the-counter (“OTC”) derivatives transactions. The structure for derivatives set forth in the Dodd-Frank Act is intended to promote, among other things, exchange trading and centralized clearing of swaps and security-based swaps, as well as greater transparency in the derivatives markets and enhanced monitoring of the entities that use these markets. In this regard, the CFTC and SEC have issued several regulatory proposals, some of which are now effective or will become effective in 2015.
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
The foreign remittance rules fall under Section 1073 of the Dodd-Frank Act. The CFPB issued new regulations amending Regulation E, which implements the Electronic Fund Transfer Act, effective October 28, 2013. The regulations were designed to provide protections to consumers who transfer funds to recipients located in countries outside the United States (customer foreign remittance transfers). In general, the regulation requires remittance transfer providers, such as Comerica, to disclose to a consumer the exchange rate, fees, and amount to be received by the recipient when the consumer sends a remittance transfer. Although Comerica had implemented the model disclosures provided in Appendix A to the final rule, on September 18, 2014, the CFPB extended the compliance exception period for the rule's new disclosure requirements to July 21, 2020.
On July 17, 2014, the CFPB issued an interpretive rule clarifying that where a successor-in-interest (successor) who has previously acquired title to a dwelling agrees to be added as obligor or substituted for the existing obligor on a consumer credit transaction secured by that dwelling, the creditor's written acknowledgment of the successor as obligor is not subject to the CFPB’s Ability-to-Repay Rule because such a transaction does not constitute an assumption as defined by Regulation Z. In addition, the CFPB issued other Regulation Z-related rules that had little or no effect on Comerica’s operations as it has outsourced most of its consumer loan origination and servicing.
On November 13, 2014, the CFPB issued a proposed regulation establishing new consumer protections and disclosure requirements on prepaid accounts, including (i) the provision of either periodic statements or free online account information access; (ii) new account error and unauthorized transaction rights; (iii) new “Know Before You Owe” prepaid account disclosures; (iv) public disclosure of account agreements for prepaid accounts and (v) credit protection for linked credit accounts.
Comerica is monitoring the development of these new rules and will position itself to be in compliance with any new requirements within the established regulatory time frames.
Truth in Lending Act. As a result of recent judicial decisions, borrowers are permitted to rescind their mortgage pursuant to the Truth in Lending Act by giving notice of their intent to rescind within three years of closing, and do not need to file suit to exercise this right. This decision could impact Comerica’s indemnity rights with its mortgage servicing vendor, as well as consumer closed-end mortgage loans held in Comerica’s portfolio; however, such impact is not anticipated to be significant.
FDIC Guidance on Brokered Deposits.  On January 5, 2015, the FDIC issued guidance in the form of “Frequently Asked Questions” to promote consistency by insured depository institutions in identifying, accepting, and reporting brokered deposits.  All insured depository institutions (including those that are well capitalized) must report brokered deposits in their Consolidated Reports of Condition and Income (Call Reports).  Comerica is currently evaluating the impact of these FAQs to various business units throughout the organization.
Flood Insurance Reform. The Biggert-Waters Flood Insurance Reform Act of 2012 (“Biggert-Waters Act”), as amended by the Homeowner Flood Insurance Affordability Act of 2014, modified the National Flood Insurance Program by: (i) increasing the maximum civil penalty for Flood Disaster Protection Act violations to $2,000 and eliminating the annual penalty cap; (ii) requiring certain lenders (including Comerica) to escrow premiums and fees for flood insurance on residential improved real estate; (iii) directing lenders to accept private flood insurance and to notify borrowers of its availability; (iv) amending the force placement requirement provisions; and (v) permitting lenders to charge borrowers costs for lapses in or insufficient coverage. These requirements will impact Comerica loans and extensions of credit secured with residential improved real estate. The civil penalty and force placed insurance provisions were effective immediately.
On October 21, 2014, certain federal agencies issued a joint proposed rule exempting: (1) detached structures that are not used as a residence from the mandatory flood insurance purchase requirements and (2) HELOCs, business purpose loans, nonperforming loans, loans with terms of less than one year, loans for co-ops and condominiums, and subordinate loans on the same property from the mandatory escrow of flood insurance premium requirements. Additionally, the proposed rule would require Comerica to offer the option to escrow flood insurance premiums starting on January 1, 2016. The federal agencies will address the remaining provisions of the Biggert-Waters Act in a separate rulemaking. Comerica will continue to monitor the development and implementation of these rules.
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
For additional information specific to our Energy loan portfolio, please see the caption, “Energy Lending” on pages F-28 through F-29 of the Financial Section of this report.
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
EMPLOYEES
As of December 31, 2014, Comerica and its subsidiaries had 8,499 full-time and 616 part-time employees.
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
In addition, pursuant to regulations adopted by the FRB, Comerica will be required to make additional regulatory capital-related disclosures beginning in 2015. Under these regulations, Comerica may be able to satisfy at least a portion of these requirements through postings on its website, and Comerica has done so and expects to continue to do so without also providing disclosure of this information through filings with the SEC.
Where we have included web addresses in this report, such as our web address and the web address of the SEC, we have included those web addresses as inactive textual references only. Except as specifically incorporated by reference into this report, information on those websites is not part hereof.
Item 1A.  Risk Factors.
This report includes forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. In addition, Comerica may make other written and oral communications from time to time that contain such statements. All statements regarding Comerica's expected financial position, strategies and growth prospects and general economic conditions Comerica expects to exist in the future are forward-looking statements. The words, “anticipates,” “believes,” “feels,” “expects,” “estimates,” “seeks,” “strives,” “plans,” “intends,” “outlook,” “forecast,” “position,” “target,” “mission,” “assume,” “achievable,” “potential,” “strategy,” “goal,” “aspiration,” "opportunity," "initiative," “outcome,” “continue,” “remain,” “maintain,” "on course," “trend,” “objective,” "looks forward," "projects," "models" and variations of such words and similar expressions, or future or conditional verbs such as “will,” “would,” “should,” “could,” “might,” “can,” “may” or similar expressions, as they relate to Comerica or its management, are intended to identify forward-looking statements.
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
Local, domestic, and international economic, political and industry specific conditions affect the financial services industry, directly and indirectly. Conditions such as or related to inflation, recession, unemployment, volatile interest rates, international conflicts and other factors, such as real estate values, energy prices, state and local municipal budget deficits, the recent European debt crisis and government spending and the U.S. national debt, outside of our control may, directly and indirectly, adversely affect Comerica. As has been the case with the impact of recent economic conditions, economic downturns could result in the delinquency of outstanding loans, which could have a material adverse impact on Comerica's earnings.

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
Comerica is subject to extensive regulation, supervision and examination by the U.S. Treasury, the Texas Department of Banking, the FDIC, the FRB, the SEC, FINRA and other regulatory bodies. Such regulation and supervision governs the activities in which Comerica may engage. Regulatory authorities have extensive discretion in their supervisory and enforcement activities, including the imposition of restrictions on Comerica's operations, investigations and limitations related to Comerica's securities, the classification of Comerica's assets and determination of the level of Comerica's allowance for loan losses. Any change in such regulation and oversight, whether in the form of regulatory policy, regulations, legislation or supervisory action, may have a material adverse impact on Comerica's business, financial condition or results of operations.
In particular, Congress and other regulators have significantly increased their focus on the regulation of the financial services industry. Their actions include, but are not limited to, the passage of the Dodd-Frank Act, many parts of which are now in effect, and the adoption of the Basel III framework in the U.S. For additional information on these actions, please see “The Dodd-Frank Wall Street Reform and Consumer Protection Act and Other Recent Legislative and Regulatory Developments” section of the “Supervisory and Regulation” section of this report. Many provisions in the Dodd-Frank Act and the Basel III framework remain subject to regulatory rule-making and/or implementation, the effects of which are not yet known.
Additionally, Comerica may be subject to other regulatory actions that are currently under consideration, or may be under consideration in the future. For example, as discussed in the “The Dodd-Frank Wall Street Reform and Consumer Protection Act and Other Recent Legislative and Regulatory Developments” section of the “Supervisory and Regulation” section of this report, Comerica is not subject to the additional capital buffer for banking organizations deemed systemically important to the global financial system. However, should U.S. banking regulators establish an additional capital buffer for banking organizations deemed systemically important to the U.S. financial system, Comerica may be subject to an additional buffer. Further, the current administration proposed in January 2010 a fee on those financial institutions that benefited from recent actions taken by the U.S. government to stabilize the financial system. Calls for that fee were renewed during the 2013 federal budget discussions. Most recently, the administration's 2015 budget proposal would impose a 7 basis point tax on U.S. financial firms with assets over $50 billion, with the goal of such proposal to penalize financial institutions for being overly leveraged. If such fee or another similar fee were implemented, Comerica would likely be subject to its terms.
The effects of such legislation and regulatory actions on Comerica cannot reliably be fully determined at this time. We can neither predict when or whether future regulatory or legislative reforms will be enacted nor what their contents will be. The impact of any future legislation or regulatory actions on Comerica's businesses or operations cannot be reliably determined at this time, and such impact may adversely affect Comerica.

•	Comerica must maintain adequate sources of funding and liquidity to meet regulatory expectations, support its operations and fund outstanding liabilities.
Comerica’s liquidity and ability to fund and run its business could be materially adversely affected by a variety of conditions and factors, including financial and credit market disruptions and volatility or a lack of market or customer confidence in financial markets in general, which may result in a loss of customer deposits or outflows of cash or collateral and/or ability to access capital markets on favorable terms.
Other conditions and factors that could materially adversely affect Comerica’s liquidity and funding include a lack of market or customer confidence in, or negative news about, Comerica or the financial services industry generally which also may result in a loss of deposits and/or negatively affect the ability to access the capital markets; the loss of customer deposits to alternative investments; counterparty availability; interest rate fluctuations; general economic conditions; and the legal, regulatory, accounting and tax environments governing our funding transactions. Many of the above conditions and factors may be caused by events over which Comerica has little or no control. There can be no assurance that significant disruption and volatility in the financial markets will not occur in the future. Further, Comerica's customers may be adversely impacted by such conditions, which could have a negative impact on Comerica's business, financial condition and results of operations.
In September 2014, U.S. banking regulators issued a final rule implementing a quantitative liquidity requirement in the U.S. generally consistent with the Liquidity Coverage Ratio (LCR) minimum liquidity measure established under the Basel III liquidity framework. Under the rule, Comerica will be required to hold a minimum level of high-quality, liquid assets (HQLA) to fully cover modified net cash outflows under a 30-day systematic liquidity stress scenario. The rule is effective for Comerica on January 1, 2016. During the transition year, 2016, Comerica will be required to maintain a minimum LCR of 90 percent. Beginning January 1, 2017, and thereafter, the minimum required LCR will be 100 percent. To reach full compliance and provide a buffer for normal volatility in balance sheet dynamics, Comerica expects to add additional HQLA, which may be funded with additional debt, in the future. For more information regarding the LCR, please see the “Supervision and Regulation” section of this report. The inability to access capital markets funding sources as needed could adversely impact our level of regulatory-qualifying capital and ability to comply with the LCR framework.
Further, if Comerica is unable to continue to fund assets through customer bank deposits or access funding sources on favorable terms or if Comerica suffers an increase in borrowing costs or otherwise fails to manage liquidity effectively, Comerica’s liquidity, operating margins, financial condition and results of operations may be materially adversely affected.

•	Compliance with more stringent capital and liquidity requirements may adversely affect Comerica.
New capital requirements in connection with Basel III and the requirements of the Dodd-Frank Act applicable to Comerica as a bank holding company as well as to Comerica's subsidiary banks will have an effect on Comerica. Additional information on the regulatory capital requirements applicable to Comerica is set forth in the “Supervision and Regulation” section of this report. These requirements, and any other new laws or regulations, could adversely affect Comerica's ability to pay dividends or make share repurchases, or could require Comerica to reduce business levels or to raise capital, including in ways that may adversely affect its results of operations or financial condition and/or existing shareholders.
The liquidity requirements applicable to Comerica as a bank holding company as well as to our subsidiary banks are in the process of being substantially revised, in connection with recent supervisory guidance, Basel III and the requirements of the Dodd-Frank Act. Additional information on the liquidity requirements applicable to Comerica is set forth in the “Supervision and Regulation” section of this report. In light of these or other new legal and regulatory requirements, Comerica and our subsidiary banks are, and will be in the future, required to satisfy additional, more stringent, liquidity standards, including, for the first time, quantitative standards for liquidity management.
Further, our regulators may also require us to satisfy additional, more stringent capital adequacy and liquidity standards than those specified as part of the Dodd-Frank Act and the FRB's proposed and final rules implementing Basel III, or comply with the requirements of these standards earlier than might otherwise be required, in connection with the annual CCAR process.
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

•	Declines in the businesses or industries of Comerica's customers could cause increased credit losses or decreased loan balances, which could adversely affect Comerica.
Comerica's business customer base consists, in part, of customers in volatile businesses and industries such as the energy industry, the automotive production industry and the real estate business. These industries are sensitive to global economic conditions, supply chain factors and/or commodities prices. Any decline in one of those customers' businesses or industries could cause increased credit losses, which in turn could adversely affect Comerica. Further, any decline in these businesses or industries could cause decreased borrowings, either due to reduced demand or reductions in the borrowing base available for each customer loan. In particular, oil and gas prices have fallen sharply since mid-2014. Loans in the Middle Market - Energy business line were $3.6 billion, or approximately 7 percent of total loans, at December 31, 2014. If oil and gas prices remain depressed for a prolonged period of time, Comerica's energy portfolio could decrease and/or experience increased credit losses, which could adversely affect Comerica's financial results.

•	Operational difficulties, failure of technology infrastructure or information security incidents could adversely affect Comerica's business and operations.
Comerica is exposed to many types of operational risk, including legal risk, the risk of fraud or theft by employees or outsiders, failure of Comerica's controls and procedures and unauthorized transactions by employees or operational errors, including clerical or recordkeeping errors or those resulting from computer or telecommunications systems malfunctions. Given the high volume of transactions at Comerica, certain errors may be repeated or compounded before they are identified and resolved. The occurrence of such operational risks can lead to other types of risks including reputational and compliance risks that may amplify the adverse impact to Comerica.
In particular, Comerica's operations rely on the secure processing, storage and transmission of confidential and other information on its technology systems and networks. Any failure, interruption or breach in security of these systems could result in failures or disruptions in Comerica's customer relationship management, general ledger, deposit, loan and other systems.
Comerica may also be subject to disruptions of its operating systems arising from events that are wholly or partially beyond its control, which may include, for example, computer viruses, cyber attacks (including cyber attacks resulting in the destruction or exfiltration of data and systems), spikes in transaction volume and/or customer activity, electrical or telecommunications outages, or natural disasters. Although Comerica has programs in place related to business continuity, disaster recovery and information security to maintain the confidentiality, integrity, and availability of its systems, business applications and customer information, such disruptions may give rise to interruptions in service to customers and loss or liability to Comerica. For example, along with a number of other large financial institutions' websites, Comerica’s website, www.comerica.com, was subject to denial of service attacks in 2013. These events did not result in a breach of Comerica’s client data, and account information remained secure; however, during one attack, some customers may have been prevented from accessing Comerica Bank’s secure websites through www.comerica.com. In all cases, the attacks primarily resulted in inconvenience; however, future cyber attacks could be more disruptive and damaging, and Comerica may not be able to anticipate or prevent all such attacks.
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

•	Comerica relies on other companies to provide certain key components of its business infrastructure, and certain failures could materially adversely affect operations.
Comerica faces the risk of operational disruption, failure or capacity constraints due to its dependency on third party vendors for components of its business infrastructure. Third party vendors provide certain key components of Comerica's business infrastructure, such as data processing and storage, payment processing services, recording and monitoring transactions, internet connections and network access, clearing agency and card processing services. While Comerica conducts due diligence prior to selecting these third party vendors, it does not control their operations. As such, any failure on the part of these business partners to perform their various responsibilities could also expose financial institutions to risks that can result in reputational problems, financial loss or regulatory actions, and otherwise adversely affect Comerica's business and operations. Additionally, federal banking regulators recently issued regulatory guidance on how banks select, engage and manage their outside vendors. These regulations may affect the circumstances and conditions under which we work with third parties and the cost of managing such relationships.

•	Noninterest expenses are important to our profitability, but are subject to a number of factors, some of which are not in our control.
Many factors can influence the amount of noninterest expenses, including changing regulations, rising pension and health care costs, technology and cybersecurity investments and litigation. The importance of managing expenses has been amplified in the current slow growth, low net interest margin business environment. Comerica's noninterest expenses may increase more than anticipated, which could result in an adverse impact on net income.

•	Changes in the financial markets, including fluctuations in interest rates and their impact on deposit pricing, could adversely affect Comerica's net interest income and balance sheet.
The operations of financial institutions such as Comerica are dependent to a large degree on net interest income, which is the difference between interest income from loans and investments and interest expense on deposits and borrowings. Prevailing economic conditions, the trade, fiscal and monetary policies of the federal government and the policies of various regulatory agencies all affect market rates of interest and the availability and cost of credit, which in turn significantly affect financial institutions' net interest income. Interest rates over the past several years have remained at low levels. A continued low interest rate environment could adversely affect the interest income Comerica earns on loans and investments. For a discussion of Comerica's interest rate sensitivity, please see, “Market and Liquidity Risk” beginning on page F-29 of the Financial Section of this report.
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
Rating agencies regularly evaluate Comerica, and their ratings are based on a number of factors, including Comerica's financial strength as well as factors not entirely within its control, including conditions affecting the financial services industry generally. There can be no assurance that Comerica will maintain its current ratings. In March 2012, Moody's Investors Service downgraded Comerica's long-term and short-term senior credit ratings one notch to A3 and P-2, respectively. From July 2012 through October 2013, Fitch Ratings had Comerica's outlook as “Negative”; in October 2013, Fitch Ratings affirmed Comerica's rating while revising the outlook to “Stable.” In January 2015, Standard & Poor's revised its outlook on Comerica to "Negative" from "Stable." While recent credit rating actions have had little to no detrimental impact on Comerica's profitability, borrowing costs, or ability to access the capital markets, future downgrades to Comerica's or its subsidiaries' credit ratings could adversely affect Comerica's profitability, borrowing costs, or ability to access the capital markets or otherwise have a negative effect on Comerica's results of operations or financial condition. If such a reduction placed Comerica's or its subsidiaries' credit ratings below investment grade, it could also create obligations or liabilities under the terms of existing arrangements that could increase Comerica's costs under such arrangements. Additionally, a downgrade of the credit rating of any particular security issued by Comerica or its subsidiaries could negatively affect the ability of the holders of that security to sell the securities and the prices at which any such securities may be sold.

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
Further, Comerica's ability to retain key officers and employees may be impacted by legislation and regulation affecting the financial services industry. On April 14, 2011, FRB, OCC and several other federal financial regulators issued a joint proposed rulemaking to implement Section 956 of the Dodd-Frank Act. Section 956 requires the regulators to issue regulations that prohibit incentive-based compensation arrangements that encourage inappropriate risk taking by covered financial institutions and are deemed to be excessive, or that may lead to material losses. Consistent with the Dodd-Frank Act, the proposed rule would not apply to institutions with total consolidated assets of less than $1 billion, and would impose heightened standards for institutions with $50 billion or more in total consolidated assets, which includes Comerica. For these larger institutions, the proposed rule would require that at least 50 percent of incentive-based payments be deferred over a minimum period of three years for designated executives. Moreover, boards of directors of these larger institutions would be required to identify employees who have the ability to expose the institution to possible losses that are substantial in relation to the institution's size, capital or overall risk tolerance, and to determine that the incentive compensation for these employees appropriately balances risk and rewards according to enumerated standards. Accordingly, Comerica may be at a disadvantage to offer competitive compensation compared to other financial institutions (as referenced above) or companies in other industries, which may not be subject to the same requirements.
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
Instruments, systems and strategies used to hedge or otherwise manage exposure to various types of credit, market, liquidity, operational, compliance and strategic risks could be less effective than anticipated. As a result, Comerica may not be able to effectively mitigate its risk exposures in particular market environments or against particular types of risk, which could have a material adverse impact on Comerica's business, financial condition or results of operations.

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

•
Catastrophic events, including, but not limited to, hurricanes, tornadoes, earthquakes, fires, droughts and floods, may adversely affect the general economy, financial and capital markets, specific industries, and Comerica.

Comerica has significant operations and a significant customer base in California, Texas, Florida and other regions where natural and other disasters may occur. These regions are known for being vulnerable to natural disasters and other risks, such as tornadoes, hurricanes, earthquakes, fires, droughts and floods. These types of natural catastrophic events at times have disrupted the local economy, Comerica's business and customers and have posed physical risks to Comerica's property. In addition, catastrophic events occurring in other regions of the world may have an impact on Comerica's customers and in turn, on Comerica. A significant catastrophic event could materially adversely affect Comerica's operating results.

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
Management has identified certain accounting policies as being critical because they require management's judgment to make difficult, subjective or complex judgments about matters that are uncertain. Materially different amounts could be reported under different conditions or using different assumptions or estimates. Comerica has established detailed policies and control procedures that are intended to ensure these critical accounting estimates and judgments are well controlled and applied consistently. In addition, the policies and procedures are intended to ensure that the process for changing methodologies occurs in an appropriate manner. Because of the uncertainty surrounding management's judgments and the estimates pertaining to these matters, Comerica cannot guarantee that it will not be required to adjust accounting policies or restate prior period financial statements. See “Critical Accounting Policies” on pages F-37 through F-40 of the Financial Section of this report and Note 1 of the Notes to Consolidated Financial Statements located on pages F-48 through F-61 of the Financial Section of this report.
Item 1B.  Unresolved Staff Comments.
None.

Item 2.  Properties.
The executive offices of Comerica are located in the Comerica Bank Tower, 1717 Main Street, Dallas, Texas 75201. Comerica Bank occupies five floors of the building, plus additional space on the building's lower level. Comerica leased an additional floor of the building, totaling 25,135 sq. feet, in December 2014, which is anticipated to be occupied starting in April 2015. Comerica does not own the Comerica Bank Tower space, but has naming rights to the building and leases the space from an unaffiliated third party. The lease for such space used by Comerica and its subsidiaries extends through September 2023. Comerica's Michigan headquarters are located in a 10-story building in the central business district of Detroit, Michigan at 411 W. Lafayette, Detroit, Michigan 48226. Such building is owned by Comerica Bank. As of December 31, 2014, Comerica, through its banking affiliates, operated a total of 548 banking centers, trust services locations, and loan production or other financial services offices, primarily in the States of Texas, Michigan, California, Florida and Arizona. Of these offices, 235 were owned and 313 were leased. As of December 31, 2014, affiliates also operated from leased spaces in Denver, Colorado; Wilmington, Delaware; Oakbrook Terrace, Illinois; Boston and Waltham, Massachusetts; Minneapolis, Minnesota; Morristown, New Jersey; New York, New York; Rocky Mount and Cary, North Carolina; Granville, Ohio; Memphis, Tennessee; Reston, Virginia; Bellevue and Seattle, Washington; Monterrey, Mexico; Toronto, Ontario, Canada and Windsor, Ontario, Canada. Comerica and its subsidiaries own, among other properties, a check processing center in Livonia, Michigan, and three buildings in Auburn Hills, Michigan, used mainly for lending functions and operations.
Item 3.  Legal Proceedings.
Please see Note 21 of the Notes to Consolidated Financial Statements located on pages F-100 through F-101 of the Financial Section of this report.

Item 4.   Mine Safety Disclosures.
Not applicable.
PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market Information and Holders of Common Stock
The common stock of Comerica Incorporated is traded on the New York Stock Exchange (NYSE Trading Symbol: CMA). At February 11, 2015, there were approximately 10,695 record holders of Comerica's common stock.
Sales Prices and Dividends
Quarterly cash dividends were declared during 2014 and 2013 totaling $0.79 and $0.68 per common share per year, respectively. The following table sets forth, for the periods indicated, the high and low sale prices per share of Comerica's common stock as reported on the NYSE Composite Transactions Tape for all quarters of 2014 and 2013, as well as dividend information.

Quarter	High	Low	Dividends Per Share	Dividend Yield*
2014
Fourth	$50.14	$42.73	$0.20	1.7%
Third	52.72	48.33	0.20	1.6
Second	52.60	45.34	0.20	1.6
First	53.50	43.96	0.19	1.6
2013
Fourth	$48.69	$38.64	$0.17	1.6%
Third	43.49	38.56	0.17	1.7
Second	40.44	33.55	0.17	1.8
First	36.99	30.73	0.17	2.0
* Dividend yield is calculated by annualizing the quarterly dividend per share and dividing by an average of the high and low price in the quarter.
A discussion of dividend restrictions is set forth in Note 20 of the Notes to Consolidated Financial Statements located on pages F-99 through F-100 of the Financial Section of this report and in the “Supervision and Regulation” section of this report.
Performance Graph
Our performance graph is available under the caption "Performance Graph" on page F-2 of the Financial Section of this report.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers
On April 22, 2014, the Board of Directors of Comerica authorized the repurchase of up to an additional 2.0 million shares of Comerica Incorporated outstanding common stock, in addition to the 5.1 million shares remaining at March 31, 2014 under the Board's prior authorizations for the share repurchase program initially approved in November 2010. Including the April 22, 2014 authorization, a total of 30.3 million shares has been authorized for repurchase under the share repurchase program since its inception in 2010. In November 2010, the Board authorized the purchase of up to all 11.5 million of Comerica's original outstanding warrants. There is no expiration date for Comerica's share repurchase program.
The following table summarizes Comerica's share repurchase activity for the year ended December 31, 2014.

(shares in thousands)	Total Number of Shares and Warrants Purchased as Part of Publicly Announced Repurchase Plans or Programs	Remaining Repurchase Authorization (a)		Total Number of Shares Purchased (b)	Average Price Paid Per Share	Average Price Paid Per Warrant (c)
Total first quarter 2014	1,523	16,591		1,703	$47.21	$—
Total second quarter 2014	1,236	16,697	(d)	1,273	47.73	—
Total third quarter 2014	1,183	15,334		1,186	49.83	—
October 2014	693	14,640		702	46.55	—
November 2014	430	14,210		439	48.29	—
December 2014	128	14,082		129	46.10	—
Total fourth quarter 2014	1,251	14,082		1,270	47.11	—
Total 2014	5,193	14,082		5,432	47.88	—

(a)	Maximum number of shares and warrants that may yet be purchased under the publicly announced plans or programs.

(b)
Includes approximately 239,000 shares (including 19,000 shares in the quarter ended December 31, 2014) purchased pursuant to deferred compensation plans and shares purchased from employees to pay for required minimum tax withholding related to restricted stock vesting under the terms of an employee share-based compensation plan during the year ended December 31, 2014. These transactions are not considered part of Comerica's repurchase program.

(c)
Comerica made no repurchases of warrants under the repurchase program during the year ended December 31, 2014. Upon exercise of a warrant, the number of shares with a value equal to the aggregate exercise price is withheld from an exercising warrant holder as payment (known as a "net exercise provision"). During the year ended December 31, 2014, Comerica withheld the equivalent of approximately 491,000 shares to cover an aggregate of $25.1 million in exercise price and issued approximately 361,000 shares to the exercising warrant holders. Shares withheld in connection with the net exercise provision are not included in the total number of shares or warrants purchased in the above table.

(d)	Includes April 22, 2014 share repurchase authorization for up to an additional 2.0 million shares.
Item 6.  Selected Financial Data.
Reference is made to the caption “Selected Financial Data” on page F-3 of the Financial Section of this report.
Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Reference is made to the sections entitled “2014 Overview and 2015 Outlook,” “Results of Operations," "Strategic Lines of Business," "Balance Sheet and Capital Funds Analysis," "Risk Management," "Critical Accounting Policies," "Supplemental Financial Data" and "Forward-Looking Statements" on pages F-4 through F-42 of the Financial Section of this report.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.
Reference is made to the subheadings entitled “Market and Liquidity Risk,” “Operational Risk,” “Compliance Risk” and “Strategic Risk” on pages F-29 through F-36 of the Financial Section of this report.
Item 8.  Financial Statements and Supplementary Data.
Reference is made to the sections entitled “Consolidated Balance Sheets,” “Consolidated Statements of Income,” “Consolidated Statements of Comprehensive Income,” “Consolidated Statements of Changes in Shareholders' Equity,” “Consolidated Statements of Cash Flows,” “Notes to Consolidated Financial Statements,” “Report of Management,” “Reports of Independent Registered Public Accounting Firm,” and “Historical Review” on pages F-43 through F-114 of the Financial Section of this report.
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
Internal Control over Financial Reporting
Management's annual report on internal control over financial reporting and the related attestation report of Comerica's registered public accounting firm are included on pages F-109 and F-110 in the Financial Section of this report.
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
The remainder of the response to this item will be included under the sections captioned “Information About Nominees,” “Committees and Meetings of Directors,” “Committee Assignments,” “Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance” of Comerica's definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on April 28, 2015, which sections are hereby incorporated by reference.
Item 11.  Executive Compensation.
The response to this item will be included under the sections captioned “Compensation Committee Interlocks and Insider Participation,” “Compensation Discussion and Analysis,” “Compensation of Directors,” “Governance, Compensation and Nominating Committee Report,” “2014 Summary Compensation Table,” “2014 Grants of Plan-Based Awards,” “Outstanding Equity Awards at Fiscal Year-End 2014,” “2014 Option Exercises and Stock Vested,” “Pension Benefits at Fiscal Year-End 2014,” “2014 Nonqualified Deferred Compensation,” and “Potential Payments upon Termination or Change of Control at Fiscal Year-End 2014” of Comerica's definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on April 28, 2015, which sections are hereby incorporated by reference.
Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The response to this item will be included under the sections captioned “Security Ownership of Certain Beneficial Owners,” “Security Ownership of Management” and "Securities Authorized for Issuance Under Equity Compensation Plans" of Comerica's definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on April 28, 2015, which sections are hereby incorporated by reference.
Item 13.  Certain Relationships and Related Transactions, and Director Independence.
The response to this item will be included under the sections captioned “Director Independence and Transactions of Directors with Comerica,” “Transactions of Related Parties with Comerica,” and “Information about Nominees” of Comerica's definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on April 28, 2015, which sections are hereby incorporated by reference.

Item 14.  Principal Accountant Fees and Services.
The response to this item will be included under the section captioned “Independent Auditors” of Comerica's definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on April 28, 2015, which section is hereby incorporated by reference.
PART IV

Item 15.  Exhibits and Financial Statement Schedules
The following documents are filed as a part of this report:

1.	Financial Statements: The financial statements that are filed as part of this report are included in the Financial Section on pages F-43 through F-111.

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

FINANCIAL REVIEW AND REPORTS
Comerica Incorporated and Subsidiaries

PERFORMANCE GRAPH
The graph shown below compares the total returns (assuming reinvestment of dividends) of Comerica Incorporated common stock, the S&P 500 Index, and the Keefe Bank Index. The graph assumes $100 invested in Comerica Incorporated common stock (returns based on stock prices per the NYSE) and each of the indices on December 31, 2009 and the reinvestment of all dividends during the periods presented.

Comparison of Five Year Cumulative Total Return
Among Comerica Incorporated, Keefe Bank Index, and S&P 500 Index
(Assumes $100 Invested on 12/31/09 and Reinvestment of Dividends)

Comerica Incorporated
Keefe Bank Index
S&P 500 Index
$225
$200
$175
$150
$125
$100
$75
$50

	2009	2010	2011	2012	2013	2014
Comerica Incorporated	100	144	89	107	170	170
Keefe Bank Index	100	123	95	126	173	190
S&P 500 Index	100	115	117	136	180	205

The performance shown on the graph is not necessarily indicative of future performance.

SELECTED FINANCIAL DATA

(dollar amounts in millions, except per share data)
Years Ended December 31	2014	2013	2012	2011	2010
EARNINGS SUMMARY
Net interest income	$1,655	$1,672	$1,728	$1,653	$1,646
Provision for credit losses	27	46	79	144	478
Noninterest income	868	882	870	843	839
Noninterest expenses	1,626	1,722	1,757	1,771	1,642
Provision for income taxes	277	245	241	188	105
Income from continuing operations	593	541	521	393	260
Net income	593	541	521	393	277
Preferred stock dividends	—	—	—	—	123
Net income attributable to common shares	586	533	515	389	153
PER SHARE OF COMMON STOCK
Diluted earnings per common share:
Income from continuing operations	$3.16	$2.85	$2.67	$2.09	$0.78
Net income	3.16	2.85	2.67	2.09	0.88
Cash dividends declared	0.79	0.68	0.55	0.40	0.25
Common shareholders’ equity	41.35	39.22	36.86	34.79	32.80
Tangible common equity (a)	37.72	35.64	33.36	31.40	31.92
Market value	46.84	47.54	30.34	25.80	42.24
Average diluted shares (in millions)	185	187	192	186	173
YEAR-END BALANCES
Total assets	$69,190	$65,224	$65,066	$61,005	$53,664
Total earning assets	63,788	60,200	59,618	55,506	49,352
Total loans	48,593	45,470	46,057	42,679	40,236
Total deposits	57,486	53,292	52,191	47,755	40,471
Total medium- and long-term debt	2,679	3,543	4,720	4,944	6,138
Total common shareholders’ equity	7,402	7,150	6,939	6,865	5,790
AVERAGE BALANCES
Total assets	$66,338	$63,933	$62,569	$56,914	$55,550
Total earning assets	61,560	59,091	57,483	52,121	51,004
Total loans	46,588	44,412	43,306	40,075	40,517
Total deposits	54,784	51,711	49,533	43,762	39,486
Total medium- and long-term debt	2,965	3,972	4,818	5,519	8,684
Total common shareholders’ equity	7,373	6,965	7,009	6,348	5,622
Total shareholders’ equity	7,373	6,965	7,009	6,348	6,065
CREDIT QUALITY
Total allowance for credit losses	$635	$634	$661	$752	$936
Total nonperforming loans	290	374	541	887	1,123
Foreclosed property	10	9	54	94	112
Total nonperforming assets	300	383	595	981	1,235
Net credit-related charge-offs	25	73	170	328	564
Net credit-related charge-offs as a percentage of average total loans	0.05%	0.16%	0.39%	0.82%	1.39%
Allowance for loan losses as a percentage of total period-end loans	1.22	1.32	1.37	1.70	2.24
Allowance for loan losses as a percentage of total nonperforming loans	205	160	116	82	80
RATIOS
Net interest margin (fully taxable equivalent)	2.70%	2.84%	3.03%	3.19%	3.24%
Return on average assets	0.89	0.85	0.83	0.69	0.50
Return on average common shareholders’ equity	8.05	7.76	7.43	6.18	2.74
Dividend payout ratio	24.09	23.29	20.52	18.96	27.78
Average common shareholders’ equity as a percentage of average assets	11.11	10.90	11.21	11.16	10.13
Tier 1 common capital as a percentage of risk-weighted assets (a)	10.50	10.64	10.14	10.37	10.13
Tier 1 capital as a percentage of risk-weighted assets	10.50	10.64	10.14	10.41	10.13
Tangible common equity as a percentage of tangible assets (a)	9.85	10.07	9.76	10.27	10.54

(a)	See Supplemental Financial Data section for reconcilements of non-GAAP financial measures.
n/m - not meaningful.

2014 OVERVIEW AND 2015 OUTLOOK
Comerica Incorporated (the Corporation) is a financial holding company headquartered in Dallas, Texas. The Corporation's major business segments are the Business Bank, the Retail Bank and Wealth Management. The core businesses are tailored to each of the Corporation's three primary geographic markets: Michigan, California and Texas. Information about the activities of the Corporation's business segments is provided in Note 22 to the consolidated financial statements.
As a financial institution, the Corporation's principal activity is lending to and accepting deposits from businesses and individuals. The primary source of revenue is net interest income, which is principally derived from the difference between interest earned on loans and investment securities and interest paid on deposits and other funding sources. The Corporation also provides other products and services that meet the financial needs of customers which generate noninterest income, the Corporation's secondary source of revenue. Growth in loans, deposits and noninterest income is affected by many factors, including economic conditions in the markets the Corporation serves, the financial requirements and economic health of customers, and the ability to add new customers and/or increase the number of products used by current customers. Success in providing products and services depends on the financial needs of customers and the types of products desired.
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
OVERVIEW

•
Net income was $593 million in 2014, an increase of $52 million, or 10 percent, compared to $541 million in 2013. Net income per diluted common share was $3.16 in 2014, compared to $2.85 in 2013. Excluding the impact to 2013 results of an unfavorable jury verdict in a lender liability case, which decreased 2013 net income by $28 million, or 15 cents per share, 2014 net income increased $24 million, or 4 percent, and earnings per diluted share increased 16 cents, or 5 percent.

•
Average loans were $46.6 billion in 2014, an increase of $2.2 billion, or 5 percent, compared to 2013. The increase in average loans primarily reflected an increase of $1.7 billion, or 6 percent, in commercial loans, $158 million, or 10 percent, in residential mortgage loans and $117 million, or 5 percent, in consumer loans. The increase in commercial loans primarily reflected increases in Technology and Life Sciences, National Dealer Services, Energy and general Middle Market, partially offset by a decrease in Mortgage Banker Finance.

•
Average deposits increased $3.1 billion, or 6 percent, to $54.8 billion in 2014, compared to 2013. The increase in average deposits reflected increases of $2.6 billion, or 12 percent, in average noninterest-bearing deposits and $1.2 billion, or 5 percent, in money market and interest-bearing checking deposits, partially offset by a decrease of $602 million, or 11 percent, in customer certificates of deposit. The increase in average deposits reflected increases in almost all lines of business and in all geographic markets.

•
Net interest income was $1.7 billion in 2014, a decrease of $17 million, or 1 percent, compared to 2013. The decrease in net interest income resulted primarily from a $15 million decrease in the accretion of the purchase discount on the acquired loan portfolio. The benefit from an increase in average earning assets of $2.5 billion and lower funding costs was offset by continued pressure on yields from the low-rate environment and loan portfolio dynamics.

•
The provision for credit losses decreased $19 million in 2014, compared to 2013, primarily due to continued improvements in credit quality. Improvements in credit quality included a decline of $367 million in the Corporation's criticized loan list from December 31, 2013 to December 31, 2014. The Corporation's criticized loan list is consistent with loans in the Special Mention, Substandard and Doubtful categories defined by regulatory authorities. Additional indicators of improved credit quality included a $48 million decrease in net credit-related charge-offs in 2014, compared to 2013.

•
Noninterest income decreased $14 million or 2 percent, in 2014, compared to 2013, primarily the result of a $19 million decrease in noncustomer-driven income categories, with the largest decreases in deferred compensation asset returns, securities trading income and warrant income, partially offset by a $5 million increase in customer-driven fees, largely driven by increases in fiduciary income and card fees, partially offset by a decrease in letter of credit fees.

•	Noninterest expenses decreased $96 million, or 6 percent, in 2014, compared to 2013, primarily reflecting decreases of $48 million in litigation-related expenses and $47 million in pension expense.

•	The quarterly dividend was increased to 19 cents per common share in January 2014 and further increased to 20 cents per share in April 2014, increases of 12 percent and 5 percent, respectively.

•
Shares repurchased under the share repurchase program totaled 5.2 million shares in 2014. Together with dividends of $0.79 per share, $392 million, or 66 percent of 2014 net income, was returned to shareholders.

2015 OUTLOOK
Management expectations for 2015, compared to 2014, assuming a continuation of the current economic and low-rate environment, are as follows:

•
Average loan growth consistent with 2014, reflecting typical seasonality in Mortgage Banker Finance and National Dealer Services throughout the year and continued focus on pricing and structure discipline.

•
Net interest income relatively stable, assuming no rise in interest rates, reflecting a decrease of about $30 million in purchase accounting accretion, to $4 million to $6 million, and the impact of a continuing low rate environment on asset yields, offset by earning asset growth.

•	Provision for credit losses higher, consistent with modest net charge-offs and continued loan growth.

•
Noninterest income relatively stable, reflecting growth in fee income, particularly card fees and fiduciary income, mostly offset by regulatory impacts on letter of credit, derivative and warrant income.

•
Noninterest expenses higher, reflecting increases in technology, regulatory and pension expenses, as well as typical inflationary pressures, with continued focus on driving efficiencies for the long term. Technology and regulatory expenses are expected to increase approximately $40 million in total, compared to 2014.

•	Income tax expense to approximate 33 percent of pretax income.

RESULTS OF OPERATIONS
The following provides a comparative discussion of the Corporation's consolidated results of operations for 2014 compared to 2013. A comparative discussion of results for 2013 compared to 2012 is provided at the end of this section. For a discussion of the Critical Accounting Policies that affect the Consolidated Results of Operations, see the "Critical Accounting Policies" section of this Financial Review.
ANALYSIS OF NET INTEREST INCOME - Fully Taxable Equivalent (FTE)

(dollar amounts in millions)
Years Ended December 31	2014			2013			2012
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Commercial loans	$29,715	$927	3.12%	$27,971	$917	3.28%	$26,224	$903	3.44%
Real estate construction loans	1,909	65	3.41	1,486	57	3.85	1,390	62	4.44
Commercial mortgage loans	8,706	327	3.75	9,060	372	4.11	9,842	437	4.44
Lease financing	834	19	2.33	847	27	3.23	864	26	3.01
International loans	1,376	50	3.65	1,275	48	3.74	1,272	47	3.73
Residential mortgage loans	1,778	68	3.82	1,620	66	4.09	1,505	68	4.55
Consumer loans	2,270	73	3.20	2,153	71	3.30	2,209	76	3.42
Total loans (a) (b)	46,588	1,529	3.28	44,412	1,558	3.51	43,306	1,619	3.74

Mortgage-backed securities	8,970	209	2.33	9,246	213	2.33	9,446	231	2.52
Other investment securities	380	2	0.45	391	2	0.48	469	4	0.77
Total investment securities (c)	9,350	211	2.26	9,637	215	2.25	9,915	235	2.43

Interest-bearing deposits with banks	5,513	14	0.26	4,930	13	0.26	4,128	10	0.26
Other short-term investments	109	—	0.57	112	1	1.22	134	2	1.65
Total earning assets	61,560	1,754	2.85	59,091	1,787	3.03	57,483	1,866	3.27

Cash and due from banks	934			987			983
Allowance for loan losses	(601)			(622)			(693)
Accrued income and other assets	4,445			4,477			4,796
Total assets	$66,338			$63,933			$62,569

Money market and interest-bearing checking deposits	$22,891	24	0.11	$21,704	28	0.13	$20,622	35	0.17
Savings deposits	1,744	1	0.03	1,657	1	0.03	1,593	1	0.06
Customer certificates of deposit	4,869	18	0.36	5,471	23	0.42	5,902	31	0.53
Foreign office time deposits (d)	261	2	0.82	500	3	0.52	412	3	0.63
Total interest-bearing deposits	29,765	45	0.15	29,332	55	0.19	28,529	70	0.25
Short-term borrowings	200	—	0.04	211	—	0.07	76	—	0.12
Medium- and long-term debt (e)	2,965	50	1.68	3,972	57	1.45	4,818	65	1.36
Total interest-bearing sources	32,930	95	0.29	33,515	112	0.33	33,423	135	0.41

Noninterest-bearing deposits	25,019			22,379			21,004
Accrued expenses and other liabilities	1,016			1,074			1,133
Total shareholders’ equity	7,373			6,965			7,009
Total liabilities and shareholders’ equity	$66,338			$63,933			$62,569

Net interest income/rate spread (FTE)		$1,659	2.56		$1,675	2.70		$1,731	2.86

FTE adjustment (f)		$4			$3			$3

Impact of net noninterest-bearing sources of funds			0.14			0.14			0.17
Net interest margin (as a percentage of average earning assets) (FTE) (a) (c)			2.70%			2.84%			3.03%

(a)
Accretion of the purchase discount on the acquired loan portfolio of $34 million, $49 million and $71 million increased the net interest margin by 6 basis points, 8 basis points and 12 basis points in 2014, 2013 and 2012, respectively.

(b)	Nonaccrual loans are included in average balances reported and in the calculation of average rates.

(c)
Includes investment securities available-for-sale and investment securities held-to-maturity. Average rate based on average historical cost. Carrying value exceeded average historical cost by $12 million, $92 million and $255 million in 2014, 2013 and 2012, respectively.

(d)	Includes substantially all deposits by foreign depositors; deposits are primarily in excess of $100,000.

(e)
Medium- and long-term debt average balances included $192 million, $274 million and $343 million in 2014, 2013 and 2012, respectively, for the gain attributed to the risk hedged with interest rate swaps. Interest expense on medium-and long-term debt was reduced by $72 million in both 2014 and 2013 and $69 million in 2012, for the net gains on these fair value hedge relationships.

(f)	The FTE adjustment is computed using a federal tax rate of 35%.

RATE/VOLUME ANALYSIS - FTE

(in millions)
Years Ended December 31	2014/2013					2013/2012
	Increase (Decrease) Due to Rate		Increase (Decrease) Due to Volume (a)	Net Increase (Decrease)		Increase (Decrease) Due to Rate		Increase (Decrease) Due to Volume (a)	Net Increase (Decrease)
Interest Income (FTE):
Commercial loans	$(45)		$55	$10		$(43)		$57	$14
Real estate construction loans	(6)		14	8		(9)		4	(5)
Commercial mortgage loans	(32)		(13)	(45)		(33)		(32)	(65)
Lease financing	(8)		—	(8)		2		(1)	1
International loans	(1)		3	2		1		—	1
Residential mortgage loans	(4)		6	2		(7)		5	(2)
Consumer loans	(2)		4	2		(3)		(2)	(5)
Total loans	$(98)	(b)	$69	$(29)	(b)	(92)	(b)	31	(61)	(b)

Mortgage-backed securities	—		(4)	(4)		(17)		(1)	(18)
Other investment securities	—		—	—		(2)		—	(2)
Total investment securities (c)	—		(4)	(4)		(19)		(1)	(20)

Interest-bearing deposits with banks	—		1	1		—		3	3
Other short-term investments	(1)		—	(1)		—		(1)	(1)
Total interest income (FTE)	(99)		66	(33)		(111)		32	(79)

Interest Expense:
Money market and interest-bearing checking deposits	(5)		1	(4)		(9)		2	(7)
Customer certificates of deposit	(3)		(2)	(5)		(6)		(2)	(8)
Foreign office time deposits	1		(2)	(1)		—		—	—
Total interest-bearing deposits	(7)		(3)	(10)		(15)		—	(15)

Medium- and long-term debt	9		(16)	(7)		4		(12)	(8)
Total interest expense	2		(19)	(17)		(11)		(12)	(23)

Net interest income (FTE)	$(101)		$85	$(16)		$(100)		$44	$(56)

(a)	Rate/volume variances are allocated to variances due to volume.

(b)	Reflected decreases of $15 million and $22 million in accretion of the purchase discount on the acquired loan portfolio in 2014 and 2013, respectively.

(c)	Includes investment securities available-for-sale and investment securities held-to-maturity.
NET INTEREST INCOME
Net interest income is the difference between interest and yield-related fees earned on assets and interest paid on liabilities. FTE adjustments are made to the yields on tax-exempt assets in order to present tax-exempt income and fully taxable income on a comparable basis. FTE adjustments totaled $4 million in 2014 and $3 million in both 2013 and 2012. Gains and losses related to the effective portion of risk management interest rate swaps that qualify as hedges are included with the interest expense of the hedged item. Net interest income on a FTE basis comprised 66 percent of total revenues in both 2014 and 2013, and 67 percent in 2012. The “Analysis of Net Interest Income-Fully Taxable Equivalent” table of this financial review provides an analysis of net interest income for the years ended December 31, 2014, 2013, and 2012. The rate-volume analysis in the table above details the components of the change in net interest income on a FTE basis for 2014 compared to 2013 and 2013 compared to 2012.
Net interest income was $1.7 billion in 2014, a decrease of $17 million compared to 2013. The decrease in net interest income in 2014, compared to 2013, resulted primarily from a $15 million decrease in the accretion of the purchase discount on the acquired loan portfolio. The benefits from a $2.5 billion, or 4 percent, increase in average earning assets and lower funding costs were offset by lower loan yields. The increase in average earning assets primarily reflected increases of $2.2 billion in average loans and $583 million in average interest-bearing deposits with banks, partially offset by a decrease of $287 million in average investment securities.
The net interest margin (FTE) in 2014 decreased 14 basis points to 2.70 percent, from 2.84 percent in 2013, primarily from decreased yields on loans and an increase in Federal Reserve Bank (FRB) deposits, partially offset by lower deposit rates. The decrease in loan yields reflected the impact of a competitive rate environment, a decrease in accretion on the acquired loan portfolio, positive credit quality migration throughout the portfolio, lower LIBOR rates and the impact of a $9 million negative residual value adjustment to assets in the leasing portfolio. Accretion of the purchase discount on the acquired loan portfolio increased the net interest margin by 6 basis points in 2014, compared to 8 basis points in 2013. Average balances deposited with the FRB were $5.4 billion and $4.8 billion in 2014 and 2013, respectively, and are included in “interest-bearing deposits with banks” on the consolidated balance sheets.
The Corporation utilizes various asset and liability management strategies to manage net interest income exposure to interest rate risk. Refer to the “Market and Liquidity Risk” section of this financial review for additional information regarding the Corporation's asset and liability management policies.
PROVISION FOR CREDIT LOSSES
The provision for credit losses was $27 million in 2014, compared to $46 million in 2013. The provision for credit losses includes both the provision for loan losses and the provision for credit losses on lending-related commitments.
The provision for loan losses is recorded to maintain the allowance for loan losses at the level deemed appropriate by the Corporation to cover probable credit losses inherent in the portfolio. The provision for loan losses was $22 million in 2014, compared to $42 million in 2013. Credit quality in the loan portfolio continued to improve in 2014, compared to 2013. Improvements in credit quality included a decline of $367 million in the Corporation's criticized loan list from December 31, 2013 to December 31, 2014. Reflected in the decline in criticized loans was a decrease in nonaccrual loans of $77 million. The Corporation's criticized loan list is consistent with loans in the Special Mention, Substandard and Doubtful categories defined by regulatory authorities.
Net loan charge-offs in 2014 decreased $48 million to $25 million, or 0.05 percent of average total loans, compared to $73 million, or 0.16 percent, in 2013. The $48 million decrease in net loan charge-offs in 2014, compared to 2013, reflected decreases in almost all business lines, with the largest decreases in Commercial Real Estate and general Middle Market, partially offset by an increase in Technology and Life Sciences.
The provision for credit losses on lending-related commitments is recorded to maintain the allowance for credit losses on lending-related commitments at the level deemed appropriate by the Corporation to cover probable credit losses inherent in lending-related commitments. The provision for credit losses on lending-related commitments was $5 million in 2014, compared to $4 million in 2013. Lending-related commitment charge-offs were insignificant in 2014 and 2013.
For further discussion of the allowance for loan losses and the allowance for credit losses on lending-related commitments, including the methodology used in the determination of the allowances and an analysis of the changes in the allowances, refer to Note 1 to the consolidated financial statements and the "Credit Risk" section of this financial review.
NONINTEREST INCOME

(in millions)
Years Ended December 31	2014	2013	2012
Customer-driven income:
Service charges on deposit accounts	$215	$214	$214
Fiduciary income	180	171	158
Commercial lending fees	98	99	96
Card fees	80	74	65
Letter of credit fees	57	64	71
Foreign exchange income	40	36	38
Brokerage fees	17	17	19
Other customer-driven income (a)	81	88	89
Total customer-driven noninterest income	768	763	750
Noncustomer-driven income:
Bank-owned life insurance	39	40	39
Net securities (losses) gains	—	(1)	12
Other noncustomer-driven income (a)	61	80	69
Total noninterest income	$868	$882	$870

(a)	The table below provides further details on certain categories included in other noninterest income.
Noninterest income decreased $14 million to $868 million in 2014, compared to $882 million in 2013, reflecting a $19 million decrease in noncustomer-driven income categories, partially offset by a $5 million increase in customer-driven fees. An analysis of significant year over year changes by individual line item follows.
Fiduciary income increased $9 million, or 6 percent, to $180 million in 2014, compared to $171 million in 2013. Personal and institutional trust fees are the two major components of fiduciary income. These fees are based on services provided and assets managed. Fluctuations in the market values of the underlying assets managed, which include both equity and fixed income securities, impact fiduciary income. The increase in 2014 was primarily due to an increase in personal trust fees, largely driven by an increase in the volume of fiduciary services sold in the professional trust alliance business and the favorable impact on fees of market value increases.

Card fees, which consist primarily of interchange fees earned on debit cards and commercial cards, increased $6 million, or 8 percent, to $80 million in 2014, compared to $74 million in 2013. The increase in 2014 primarily reflected a volume-driven increase in commercial charge card interchange revenue.
Letter of credit fees decreased $7 million, or 12 percent, to $57 million in 2014, compared to $64 million in 2013. The decrease in 2014 was primarily due to regulatory-driven decreases in the volume of letters of credit outstanding.
Foreign exchange income increased $4 million, or 9 percent, to $40 million in 2014, compared to $36 million in 2013. The increase in 2014 was primarily due to an increase in customer-driven trading volume throughout the year.
Other noninterest income decreased $26 million, or 15 percent, to $142 million in 2014, compared to $168 million in 2013, primarily reflecting decreases in deferred compensation plan asset returns, income recognized from the Corporation's third-party credit card provider, securities trading income and income from principal investing and warrants. The decrease in deferred compensation plan asset returns was offset by a decrease in deferred compensation expense in salaries and benefits expense. The decrease in income from the Corporation's third-party credit card provider was primarily the result of a change in the timing of the recognition of incentives from annually to quarterly in the third quarter 2013. The following table illustrates certain categories included in "other noninterest income" on the consolidated statements of income.

(in millions)
Years Ended December 31	2014	2013	2012
Other noninterest income:
Other customer-driven income:
Customer derivative income	$22	$25	$25
Investment banking fees	18	19	20
All other customer-driven income	41	44	44
Total other customer-driven income	81	88	89
Other noncustomer-driven income:
Securities trading income	10	14	19
Income from principal investing and warrants	10	14	8
Income from third-party credit card provider	9	14	9
Deferred compensation plan asset returns (a)	6	13	7
All other noncustomer-driven income	26	25	26
Total other noncustomer-driven income	61	80	69
Total other noninterest income	$142	$168	$158

(a)
Compensation deferred by the Corporation's officers is invested based on investment selections of the officers. Income earned on these assets is reported in noninterest income and the offsetting increase in liability is reported in salaries and benefits expense.

NONINTEREST EXPENSES

(in millions)
Years Ended December 31	2014	2013	2012
Salaries and benefits expense	980	1,009	1,018
Net occupancy expense	171	160	163
Equipment expense	57	60	65
Outside processing fee expense	122	119	107
Software expense	95	90	90
Litigation-related expenses	4	52	23
FDIC insurance expense	33	33	38
Advertising expense	23	21	27
Gain on debt redemption	(32)	(1)	—
Merger and restructuring charges	—	—	35
Other noninterest expenses	173	179	191
Total noninterest expenses	$1,626	$1,722	$1,757
Noninterest expenses decreased $96 million, or 6 percent, to $1.6 billion in 2014, compared to $1.7 billion in 2013. An analysis of significant increases and decreases by individual line item is presented below.
Salaries and benefits expense decreased $29 million, or 3 percent, to $980 million in 2014, compared to $1.0 billion in 2013. The decrease in salaries and benefits expense was primarily due to decreases in pension and deferred compensation expense, partially offset by the impact of merit increases and an increase in technology-related contract labor expense.

Net occupancy and equipment expense increased $8 million, or 4 percent, to $228 million in 2014, compared to $220 million in 2013. The increase was primarily the result of lease termination charges of $10 million taken in 2014 related to real estate optimization.
Software expense increased $5 million, or 6 percent, to $95 million in 2014, compared to $90 million in 2013. The increase was primarily due to an increase in amortization expense as a result of the completion of technology projects throughout the year.
Litigation-related expenses decreased $48 million to $4 million in 2014, compared to $52 million in 2013, primarily as a result of the recognition of a $52 million unfavorable jury verdict on a lender liability case in 2013. For further information about legal proceedings, refer to Note 21 to the consolidated financial statements.
The Corporation recognized a gain on debt redemption of $32 million in 2014, on the early redemption of a $150 million subordinated note in the third quarter 2014, primarily from the recognition of the unamortized value of a related, previously terminated interest rate swap.
Other noninterest expenses decreased $6 million, or 4 percent, to $173 million in 2014, from $179 million in 2013. The decrease primarily reflected decreases of $5 million in other real estate expense and $5 million in losses on other foreclosed property, partially offset by an increase of $9 million in charitable contributions to the Comerica Charitable Foundation in 2014.
INCOME TAXES AND RELATED ITEMS
The provision for income taxes was $277 million in 2014, compared to $245 million in 2013. The $32 million increase in the provision for income taxes in 2014, compared to 2013, was due primarily to an increase in pretax income.
Net deferred tax assets were $130 million at December 31, 2014, compared to $257 million at December 31, 2013. The decrease of $127 million resulted primarily from an increase in net unrealized gains on investment securities available-for-sale, a 2014 contribution to the defined benefit pension plan net of an increase in related unrealized losses, legal reserves, accretion of the purchase discount on the acquired loan portfolio and stock-based compensation benefits. Deferred tax assets of $408 million were evaluated for realization and it was determined that no valuation allowance was needed at both December 31, 2014 and December 31, 2013. This conclusion was based on available evidence of loss carryback capacity and projected future reversals of existing taxable temporary differences.
2013 RESULTS OF OPERATIONS COMPARED TO 2012
Net interest income was $1.7 billion in 2013, a decrease of $56 million compared to 2012. The decrease in net interest income in 2013 resulted primarily from a decrease in yields and a $22 million decrease in the accretion of the purchase discount on the acquired loan portfolio, partially offset by the benefit from a $1.6 billion, or 3 percent, increase in average earning assets and lower funding costs. The increase in average earning assets primarily reflected increases of $1.1 billion in average loans and $802 million in average interest-bearing deposits with banks, partially offset by a decrease of $278 million in average investment securities available-for-sale.
The net interest margin (FTE) in 2013 decreased 19 basis points to 2.84 percent, from 3.03 percent in 2012, primarily from decreased yields on loans and mortgage-backed investment securities, a decrease in accretion of the purchase discount on the acquired loan portfolio and an increase in average balances deposited with the FRB, partially offset by lower deposit rates. The decrease in loan yields reflected competitive pricing in the low interest rate environment, a shift in the average loan portfolio mix, largely due to volume shifts in business mix, as well as lower LIBOR rates, positive credit quality migration throughout the portfolio, an increase in lower-yielding average commercial loans and a decrease in higher-yielding commercial mortgage loans. Yields on mortgage-backed investment securities decreased as a result of prepayments on higher-yielding securities and new investments in lower-yielding securities impacted by the lower rate environment. Accretion of the purchase discount on the acquired loan portfolio increased the net interest margin by 8 basis points in 2013, compared to 12 basis points in 2012. Average balances deposited with the FRB of $4.8 billion and $4.0 billion in 2013 and 2012, respectively, are included in “interest-bearing deposits with banks” on the consolidated balance sheets. The "Analysis of Net Interest Income - Fully Taxable Equivalent (FTE)" and "Rate/Volume Analysis - FTE" tables under the "Net Interest Income" subheading in this section above provide an analysis of net interest income (FTE) for 2013 and 2012 and details the components of the change in net interest income on a FTE basis for 2013 compared to 2012.
The provision for credit losses, which includes both the provision for loan losses and the provision for credit losses on lending-related commitments, was $46 million in 2013, compared to $79 million in 2012. The provision for loan losses was $42 million in 2013 compared to $73 million in 2012. The $31 million decrease in the provision for loan losses in 2013, when compared to 2012, resulted primarily from continued improvements in credit quality, including a decrease of $516 million in the Corporation's criticized loan list. Reflected in the decline in criticized loans was a decrease in nonaccrual loans of $169 million. Net loan charge-offs in 2013 decreased $97 million to $73 million, or 0.16 percent of average total loans, compared to $170 million, or 0.39 percent, in 2012. The $97 million decrease in net loan charge-offs in 2013, compared to 2012, reflected decreases in all geographic markets and across almost all business lines. The provision for credit losses on lending-related commitments was $4 million in 2013, compared to $6 million in 2012. The $2 million decrease in the provision for credit losses on lending-related commitments resulted primarily from the reduction of specific reserves established in 2012 for set aside/bonded stop loss commitments related to residential real estate construction credits in the California market. The reserves for set aside/bonded stop loss commitments were reduced in 2013 as the underlying commitments were funded and simultaneously charged-off against the allowance for loan losses. Lending-related commitment charge-offs were insignificant in 2013 and 2012.
Noninterest income increased $12 million to $882 million in 2013, compared to $870 million in 2012. Fiduciary income increased $13 million, or 8 percent in 2013, primarily due to an increase in personal trust fees, largely driven by an increase in the volume of fiduciary services sold and the favorable impact on fees of market value increases. Commercial lending fees increased $3 million, or 3 percent, primarily due to an increase in fees earned on the unused portion of lines of credit. Card fees increased $9 million, or 14 percent in 2013, primarily reflecting volume-driven increases in commercial charge card and debit card interchange revenue. Letter of credit fees decreased $7 million, or 10 percent in 2013, primarily due to a decrease in the volume of letters of credit outstanding. Net securities gains (losses) decreased $13 million in 2013, primarily reflecting a decrease in gains on the redemption of auction-rate securities. Other noninterest income increased $10 million, or 7 percent, in 2013, compared to 2012. The increase primarily reflected increases of $6 million in deferred compensation plan asset returns, $6 million in income from principal investing and warrants and $5 million in income from the Corporation's third-party credit card provider, partially offset by a $5 million decrease in income from securities trading. The increase in income from the Corporation's third-party credit card provider primarily reflected a change in the timing of the recognition of incentives from annually to quarterly in 2013. Refer to the table provided under the “Noninterest Income” subheading previously in this section for the details of certain categories included in other noninterest income.
Noninterest expenses decreased $35 million, or 2 percent, in 2013, compared to 2012. Salaries and benefits expense decreased $9 million in 2013, primarily reflecting reduced staffing levels and lower executive incentive compensation, partially offset by increases in deferred compensation expense and defined benefit pension expense, as well as annual merit increases. Net occupancy expense decreased $8 million, primarily due to savings associated with leased properties exited in 2012, lower utility expense and a reduction in equipment depreciation expense, partially offset by an increase in maintenance expense and an increase in property tax expense as a result of refunds received in 2012 related to settlements of tax appeals. Outside processing fee expense increased $12 million in 2013, primarily due to increased activity tied to fee-based revenue growth, transactional costs related to increased volume and outsourcing of certain operational functions. Litigation-related expenses increased $29 million in 2013, primarily reflecting an increase in legal reserves related to an unfavorable jury verdict on a lender liability case. FDIC insurance expense decreased $5 million in 2013, primarily the result of lower assessment rates, reflecting improvements in the Corporation's risk profile used in determining the quarterly assessment rate. Advertising expense decreased $6 million in 2013, primarily due to timing changes related to certain marketing campaigns. Merger and restructuring charges related to the acquisition of Sterling Bancshares, Inc. in 2011 decreased $35 million from 2012 as the integration plan was completed. Other noninterest expenses decreased $12 million in 2013, primarily reflecting decreases of $7 million in other real estate expenses, $6 million in operational losses, $7 million in legal fees and $5 million in core deposit intangible amortization, partially offset by an $8 million decrease in net gains recognized on sales of assets and a $5 million loss on other foreclosed property in 2013.
The provision for income taxes increased $4 million to $245 million in 2013. An increase in taxes due to increased pretax income in 2013 was largely offset by certain federal and state tax discrete items and the release of certain tax reserves in 2013.

STRATEGIC LINES OF BUSINESS
The Corporation's operations are strategically aligned into three major business segments: the Business Bank, the Retail Bank and Wealth Management. These business segments are differentiated based upon the products and services provided. In addition to the three major business segments, Finance is also reported as a segment. The Other category includes items not directly associated with these business segments or the Finance segment. The performance of the business segments is not comparable with the Corporation's consolidated results and is not necessarily comparable with similar information for any other financial institution. Additionally, because of the interrelationships of the various segments, the information presented is not indicative of how the segments would perform if they operated as independent entities. Market segment results are also provided for the Corporation's three primary geographic markets: Michigan, California and Texas. In addition to the three primary geographic markets, Other Markets is also reported as a market segment. Note 22 to the consolidated financial statements describes the Corporation's segment reporting methodology as well as the business activities of each business segment and presents financial results of these business segments for the years ended December 31, 2014, 2013 and 2012.
The Corporation's management accounting system assigns balance sheet and income statement items to each segment using certain methodologies, which are regularly reviewed and refined. These methodologies may be modified as the management accounting system is enhanced and changes occur in the organizational structure and/or product lines.
In the second quarter 2014, the Corporation enhanced the approach used to determine the standard reserve factors used in estimating the allowance for credit losses, which had the effect of capturing certain elements in the standard reserve component that had formerly been included in the qualitative assessment. The impact of the change was largely neutral to the total allowance for loan losses. However, because standard reserves are allocated to the segments at the loan level, while qualitative reserves are allocated at the portfolio level, the impact of the methodology change on the allowance of each segment reflected the characteristics of the individual loans within each segment's portfolio, causing segment reserves to increase or decrease accordingly. As a result, the current year provision for credit losses within each segment is not comparable to prior year amounts.
BUSINESS SEGMENTS
The following table presents net income (loss) by business segment.

(dollar amounts in millions)
Years Ended December 31	2014		2013		2012
Business Bank	$816	86%	$785	86%	$826	88%
Retail Bank	43	4	42	5	50	5
Wealth Management	91	10	87	9	67	7
	950	100%	914	100%	943	100%
Finance	(357)		(376)		(382)
Other (a)	—		3		(40)
Total	$593		$541		$521
(a)    Includes items not directly associated with the three major business segments or the Finance Division.
The Business Bank's net income of $816 million in 2014 increased $31 million, compared to $785 million in 2013. Net interest income (FTE) of $1.5 billion increased $9 million in 2014, primarily the result of the benefit from an increase in average loans of $1.9 billion, an increase in net funds transfer pricing (FTP) credits and lower deposit costs, partially offset by lower loan yields, a decrease in accretion of the purchase discount on the acquired loan portfolio and the impact of a $9 million negative residual value adjustment to assets in the leasing portfolio. The increase in net FTP credits primarily reflected the benefit from a $2.4 billion increase in average deposits in 2014, compared to 2013. The provision for credit losses decreased $1 million, to $53 million in 2014, compared to the prior year. Provision decreases in Environmental Services, National Dealer Services and Corporate Banking were mostly offset by increases in Mortgage Banker Finance, Energy, and Technology and Life Sciences. Net credit-related charge-offs of $15 million decreased $28 million in 2014, compared to 2013, primarily reflecting decreases in Commercial Real Estate, general Middle Market and Environmental Services, partially offset by an increase in Technology and Life Sciences. Noninterest income of $376 million in 2014 decreased $6 million from the prior year, primarily reflecting a $7 million decrease in letter of credit fees and small decreases in most other categories of noninterest income, partially offset by a $6 million increase in card fees. Noninterest expenses of $590 million in 2014 decreased $53 million compared to the prior year, primarily due to a $50 million decrease in litigation-related expenses, a $10 million decrease in salaries and benefits expense and a $7 million decrease in expenses related to foreclosed properties, partially offset by a $14 million increase in corporate overhead expense. The increase in corporate overhead expense was primarily related to certain actions taken in the third quarter 2014 including a contribution to the Comerica Charitable Foundation, charges associated with real estate optimization and several other efficiency-related actions.
Net income for the Retail Bank of $43 million in 2014 increased $1 million, compared to net income of $42 million in 2013. Net interest income (FTE) of $596 million decreased $14 million in 2014, primarily due to lower loan yields, a decrease in accretion of the purchase discount on the acquired loan portfolio and a decrease in net funds transfer pricing (FTP) credits due to the lower interest rate environment, partially offset by the benefit provided by a $135 million increase in average loans and lower deposit rates. Average deposits increased $463 million. The provision for credit losses was a benefit of $5 million in 2014, compared to a provision of $13 million in 2013. Net credit-related charge-offs of $11 million in 2014 decreased $11 million compared to 2013, reflecting decreases in both Small Business and Retail Banking. Noninterest income of $167 million in 2014 decreased $8 million compared to 2013, primarily due to a $5 million decrease in income from the Corporation's third-party credit card provider, largely reflecting a change in the timing of the recognition of incentives from annually to quarterly in the third quarter 2013. Noninterest expenses of $702 million in 2014 decreased $6 million from the prior year, primarily due to a $5 million decrease in salaries and benefits expense and small decreases in several other noninterest expense categories, partially offset by a $7 million increase in corporate overhead expense, largely for the same reasons as described above in the Business Bank discussion.
Wealth Management's net income of $91 million in 2014 increased $4 million, compared to $87 million in 2013. Net interest income (FTE) of $186 million in 2014 increased $2 million compared to 2013, as the benefit provided by a $161 million increase in average loans was largely offset by a decline in loan yields. Average deposits increased $259 million. The provision for credit losses was a benefit of $20 million in 2014, compared to a benefit of $18 million in 2013. Net credit-related recoveries were $1 million in 2014, compared to charge-offs of $8 million in 2013. Noninterest income of $259 million increased $7 million from the prior year, primarily reflecting a $10 million increase in fiduciary income, partially offset by small decreases in several other categories of noninterest income. Noninterest expenses of $322 million in 2014 increased $3 million from the prior year, primarily due to a $5 million increase in corporate overhead expense and a $5 million increase in litigation-related expenses, partially offset by a decrease of $8 million in salaries and benefits expense. See the Business Bank discussion for an explanation of the increase in corporate overhead expense.
The net loss in the Finance segment was $357 million in 2014, compared to a net loss of $376 million in 2013. Net interest expense (FTE) of $662 million in 2014 increased $9 million, compared to 2013, primarily reflecting an increase in net FTP expense as a result of higher deposit levels in the business segments, partially offset by lower net rates paid to the business segments under the Corporation's internal FTP methodology. Noninterest income of $60 million in 2014 decreased $1 million compared to 2013. A decrease in noninterest expenses of $31 million in 2014 was primarily the result of the third quarter 2014 gain of $32 million on the early redemption of debt.
MARKET SEGMENTS
The table and narrative below present the market segment results, including prior periods, based on the structure and methodologies in effect at December 31, 2014. Note 22 to these consolidated financial statements presents a description of each of these market segments as well as the financial results for the years ended December 31, 2014, 2013 and 2012.
The following table presents net income (loss) by market segment.

(dollar amounts in millions)
Years Ended December 31	2014		2013		2012
Michigan	$297	31%	$261	29%	$315	33%
California	272	29	268	29	253	27
Texas	160	17	177	19	181	19
Other Markets	221	23	208	23	194	21
	950	100%	914	100%	943	100%
Finance & Other (a)	(357)		(373)		(422)
Total	$593		$541		$521
(a)    Includes items not directly associated with the market segments.
The Michigan market's net income of $297 million in 2014 increased $36 million, compared to net income of $261 million in 2013. Net interest income (FTE) of $718 million in 2014 decreased $33 million, primarily due to lower loan yields, partially due to the impact of a $9 million negative residual value adjustment to assets in the leasing portfolio and the impact of a $125 million decrease in average loans. Average deposits increased $677 million. The provision for credit losses was a benefit of $32 million in 2014, a decrease of $20 million compared to a benefit of $12 million in the prior year. Net credit-related charge-offs of $8 million for 2014 increased $2 million from the prior year, primarily reflecting increases in general Middle Market and Commercial Real Estate, partially offset by decreases in most other lines of business. Noninterest income of $360 million in 2014 increased $3 million from 2013, primarily due to small increases in several noninterest income categories. Noninterest expenses of $644 million in 2014 decreased $70 million from the prior year, primarily reflecting a $47 million decrease in litigation-related expenses, an $8 million decrease in salaries and benefits expense and small decreases in several noninterest expense categories, partially offset by a $7 million increase in corporate overhead expenses. See the Business Bank discussion for an explanation of the increase in corporate overhead expense.
The California market's net income of $272 million increased $4 million in 2014, compared to $268 million in 2013. Net interest income (FTE) of $722 million for 2014 increased $30 million from the prior year, primarily due to the benefit provided by a $1.4 billion increase in average loans and an increase in net FTP credits, partially offset by lower loan yields. Average deposits increased $1.4 billion. The provision for credit losses of $28 million in 2014 increased $10 million from the prior year, primarily due to an increase in general Middle Market, partially offset by decreases in almost all other business lines. Net credit-related charge-offs of $22 million in 2014 decreased $5 million compared to 2013, primarily reflecting decreases in most lines of business, partially offset by increases in Technology and Life Sciences and general Middle Market. Noninterest income of $147 million in 2014 decreased $3 million from the prior year, primarily due to decreases of $3 million each in warrant income and securities trading income, partially offset by smaller increases in foreign exchange income, card fees and several other categories of noninterest income. Noninterest expenses of $401 million in 2014 increased $5 million from the prior year, primarily reflecting a $7 million increase in corporate overhead expenses and small increases in several other noninterest expense categories, partially offset by a $6 million decrease in salaries and benefits expense and a $5 million decrease in losses related to foreclosed property. See the Business Bank discussion for an explanation of the increase in corporate overhead expense.
The Texas market's net income decreased $17 million to $160 million in 2014, compared to $177 million in 2013. Net interest income (FTE) of $542 million in 2014 increased $1 million from the prior year, primarily due to the benefit provided by a $965 million increase in average loans and lower deposit rates, partially offset by lower loan yields and a decrease in accretion of the purchase discount on the acquired loan portfolio. Average deposits increased $517 million. The provision for credit losses of $50 million in 2014 increased $15 million from the prior year, primarily reflecting increases in Energy, Commercial Real Estate and Technology and Life Sciences, partially offset by a decrease in Small Business. Refer to the "Allowance for Credit Losses" and "Energy Lending" subheadings in the Risk Management section of this financial review for a discussion of the impact of the significant decline in oil and gas prices in the late third and fourth quarters of 2014 on the Corporation's portfolio of energy-related loans. Net credit-related charge-offs of $9 million for 2014 decreased $11 million from the prior year, with decreases in almost all lines of business. Noninterest income of $129 million in 2014 decreased $3 million from the prior year, primarily due to a decrease in syndication fees, a component of commercial lending fees. Noninterest expenses of $369 million in 2014 increased $6 million from 2013, primarily due to an $8 million increase in corporate overhead expenses, partially offset by small decreases in several other categories of noninterest expenses. See the Business Bank discussion, above, for an explanation of the increase in corporate overhead expense.
Net income in Other Markets of $221 million in 2014 increased $13 million compared to $208 million in 2013. Net interest income (FTE) of $312 million in 2014 decreased $1 million from the prior year, primarily due to the impact of a decrease in average loans of $76 million and lower loan yields, partially offset by an increase in net FTP credits. Average deposits increased $476 million. The provision for credit losses decreased $26 million in 2014, compared to the prior year, primarily reflecting decreases in general Middle Market, Environmental Services and Commercial Real Estate, partially offset by an increase in Mortgage Banker Finance. Net credit-related recoveries were $14 million in 2014 compared to net charge-offs of $20 million in 2013, primarily reflecting decreases in general Middle Market, Commercial Real Estate and Environmental Services. Noninterest income of $166 million in 2014 decreased $4 million from the prior year, primarily reflecting a $5 million decrease in income from the Corporation's third-party credit card provider, largely due to a change in the timing of the recognition of incentives from annually to quarterly in the third quarter 2013 and small decreases in several other noninterest income categories, partially offset by a $4 million increase in fiduciary income. Noninterest expenses of $200 million in 2014 increased $3 million compared to the prior year, primarily due to a $3 million increase in corporate overhead expenses, a $3 million increase in efficiency-related occupancy expenses and small increases in several other noninterest expense categories, partially offset by a $7 million decrease in salaries and benefits expense. See the Business Banking discussion for an explanation of the increase in corporate overhead expense.
The net loss for the Finance & Other category of $357 million in 2014 decreased $16 million compared to 2013, primarily reflecting a $19 million decrease in net loss in the Finance segment, largely due to the third quarter 2014 gain of $32 million on the early redemption of debt as previously discussed under the "Business Segments" subheading above.
The following table lists the Corporation's banking centers by geographic market segment.

December 31	2014	2013	2012
Michigan	214	216	218
Texas	135	140	142
California	104	105	104
Other Markets:
Arizona	18	18	18
Florida	9	10	11
Canada	1	1	1
Total Other Markets	28	29	30
Total	481	490	494

BALANCE SHEET AND CAPITAL FUNDS ANALYSIS
ANALYSIS OF INVESTMENT SECURITIES AND LOANS

(in millions)
December 31	2014		2013	2012	2011	2010
Investment securities available-for-sale:
U.S. Treasury and other U.S. government agency securities	$526		$45	$35	$40	$131
Residential mortgage-backed securities (a)	7,274	(b)	8,926	9,920	9,492	6,709
State and municipal securities	23		22	23	24	39
Corporate debt securities	51		56	58	47	27
Equity and other non-debt securities	242		258	261	501	654
Total investment securities available-for-sale	8,116		9,307	10,297	10,104	7,560
Investment securities held to maturity:
Residential mortgage-backed securities (a)	1,935	(b)	—	—	—	—
Total investment securities	$10,051		$9,307	$10,297	$10,104	$7,560
Commercial loans	$31,520		$28,815	$29,513	$24,996	$22,145
Real estate construction loans	1,955		1,762	1,240	1,533	2,253
Commercial mortgage loans	8,604		8,787	9,472	10,264	9,767
Lease financing	805		845	859	905	1,009
International loans:
Banks and other financial institutions	31		4	2	18	2
Commercial and industrial	1,465		1,323	1,291	1,152	1,130
Total international loans	1,496		1,327	1,293	1,170	1,132
Residential mortgage loans	1,831		1,697	1,527	1,526	1,619
Consumer loans:
Home equity	1,658		1,517	1,537	1,655	1,704
Other consumer	724		720	616	630	607
Total consumer loans	2,382		2,237	2,153	2,285	2,311
Total loans	$48,593		$45,470	$46,057	$42,679	$40,236

(a)	Issued and/or guaranteed by U.S. government agencies or U.S. government-sponsored enterprises.

(b)	During the fourth quarter 2014, the Corporation transferred residential mortgage-backed securities from available-for sale to held-to-maturity.

EARNING ASSETS
Loans
The following tables provide information about the change in the Corporation's average loan portfolio in 2014, compared to 2013.

(dollar amounts in millions)				Percent Change
Years Ended December 31	2014	2013	Change
Average Loans:
Commercial loans by business line:
General Middle Market	$10,330	$10,019	$311	3%
National Dealer Services	4,012	3,554	458	13
Energy	3,211	2,871	340	12
Technology and Life Sciences	2,396	1,891	505	27
Environmental Services	865	741	124	17
Entertainment	536	591	(55)	(9)
Total Middle Market	21,350	19,667	1,683	9
Corporate Banking	3,324	3,235	89	3
Mortgage Banker Finance	1,301	1,565	(264)	(17)
Commercial Real Estate	787	750	37	5
Total Business Bank commercial loans	26,762	25,217	1,545	6
Total Retail Bank commercial loans	1,561	1,356	205	15
Total Wealth Management commercial loans	1,392	1,398	(6)	—
Total commercial loans	29,715	27,971	1,744	6
Real estate construction loans	1,909	1,486	423	28
Commercial mortgage loans	8,706	9,060	(354)	(4)
Lease financing	834	847	(13)	(2)
International loans	1,376	1,275	101	8
Residential mortgage loans	1,778	1,620	158	10
Consumer loans:
Home equity	1,583	1,505	78	5
Other consumer	687	648	39	6
Consumer loans	2,270	2,153	117	5
Total loans	$46,588	$44,412	$2,176	5%
Average Loans By Geographic Market:
Michigan	$13,336	$13,461	$(125)	(1)%
California	15,390	13,978	1,412	10
Texas	10,954	9,989	965	10
Other Markets	6,908	6,984	(76)	(1)
Total loans	$46,588	$44,412	$2,176	5%
Average total loans increased $2.2 billion, or 5 percent, to $46.6 billion in 2014, compared to $44.4 billion in 2013, primarily reflecting increases of $1.7 billion, or 6 percent, in commercial loans, $423 million, or 28 percent, in real estate construction loans and $158 million, or 10 percent, in residential mortgage loans, partially offset by a decrease of $354 million, or 4 percent, in commercial mortgage loans. The $1.7 billion increase in average commercial loans primarily reflected increases in Technology and Life Sciences ($505 million), National Dealer Services ($458 million), Energy ($340 million) and general Middle Market ($311 million), partially offset by a decrease in Mortgage Banker Finance ($264 million). Middle Market business lines generally serve customers with annual revenue between $20 million and $500 million, while Corporate Banking serves customers with revenue over $500 million. The decline in Mortgage Banker Finance, which provides mortgage warehousing lines, primarily reflected a decline in residential mortgage refinancing activity. Changes in average total loans by geographic market are provided in the table above.
Commercial real estate loans comprise real estate construction loans and commercial mortgage loans.The $69 million increase in average commercial real estate loans primarily reflected increased construction loan activity in the Commercial Real Estate business line, which primarily includes loans to real estate developers, mostly offset by a decrease in owner-occupied commercial mortgages, which largely reflected payments on existing loans faster than new commitments were originated and being drawn. Commercial mortgage loans are loans where the primary collateral is a lien on any real property. Real property is generally considered primary collateral if the value of that collateral represents more than 50 percent of the commitment at loan approval. Average commercial real estate loans to borrowers in the Commercial Real Estate business line represented $3.3 billion, or 32 percent of average total commercial real estate loans, in 2014, compared to $3.0 billion, or 28 percent of average total commercial real estate loans, in 2013. The remaining $7.3 billion and $7.6 billion of average commercial real estate loans in other business lines in 2014 and 2013, respectively, were primarily loans secured by owner-occupied real estate. For more information on real estate loans, refer to “Commercial and Residential Real Estate Lending” in the “Risk Management” section of this financial review.
Total loans were $48.6 billion at December 31, 2014, an increase of $3.1 billion from December 31, 2013, primarily reflecting an increase of $2.7 billion, or 9 percent, in commercial loans. The increase in commercial loans primarily reflected increases in Energy ($670 million), Technology and Life Sciences ($601 million), National Dealer Services ($405 million), Mortgage Banker Finance ($377 million) and smaller increases in most other lines of business.
ANALYSIS OF INVESTMENT SECURITIES PORTFOLIO (FTE)

	Maturity (a)										Weighted Average Maturity
(dollar amounts in millions)	Within 1 Year		1 - 5 Years		5 - 10 Years		After 10 Years		Total
December 31, 2014	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Years
U.S. Treasury and other U.S. government agency securities	$30	0.27%	$496	1.66%	$—	—%	$—	—%	$526	1.58%	4.7
Residential mortgage-backed securities (b)	54	2.30	291	2.09	732	3.53	8,132	2.13	9,209	2.24	15.0
State and municipal securities (c)	—	—	—	—	16	0.34	7	0.34	23	0.34	10.0
Corporate debt securities:
Auction-rate debt securities	—	—	—	—	—	—	1	0.07	1	0.07	23.0
Other corporate debt securities	50	1.18	—	—	—	—	—	—	50	1.18	—
Equity and other non-debt securities:
Auction-rate preferred securities (d)	—	—	—	—	—	—	112	0.19	112	0.19	—
Money market and other mutual funds (e)	—	—	—	—	—	—	130	—	130	—	—
Total investment securities	$134	1.44%	$787	1.82%	$748	3.46%	$8,382	2.11%	$10,051	2.18%	14.3
(a)Based on final contractual maturity.
(b)Issued and/or guaranteed by U.S. government agencies or U.S. government-sponsored enterprises.
(c)Auction-rate securities.
(d)Auction-rate preferred securities have no contractual maturity; balances are excluded from the calculation of total weighted average maturity.
(e)Balances are excluded from the calculation of total yield and weighted average maturity.
Investment Securities
Investment securities increased $744 million to $10.1 billion at December 31, 2014, from $9.3 billion at December 31, 2013, primarily reflecting purchases out-pacing paydowns on residential mortgage-backed investment securities (RMBS) as well as an increase in fair value. Unrealized gains on investment securities were $79 million at December 31, 2014, compared to an unrealized loss of $107 million at December 31, 2013. At December 31, 2014, the weighted-average expected life of the Corporation's residential mortgage-backed securities portfolio was approximately 4.0 years. On an average basis, investment securities decreased $287 million to $9.4 billion in 2014, compared to $9.6 billion in 2013. During the fourth quarter 2014, the Corporation transferred residential mortgage-backed securities with a fair value of approximately $2.0 billion from available-for-sale to held-to-maturity. Management changed its intent with respect to these securities and committed to hold them to maturity partly in response to the issuance of final liquidity coverage requirements (LCR) by U.S. banking regulators. Further information about LCR is provided later in the "Risk Management" section under the "Wholesale Funding" subheading.
The Corporation has been purchasing Government National Mortgage Association (GNMA) RMBS to replace paydowns on RMBS issued by government-sponsored enterprises, as GNMA securities receive more favorable treatment under LCR rules. The following table provides a summary of the composition of the Corporation's RMBS portfolio.

	December 31, 2014		December 31, 2013
(dollar amounts in millions)	Amount	Percent of Total	Amount	Percent of Total
RMBS issued by GNMA	$2,111	23%	$672	8%
RMBS issued by government-sponsored enterprises	7,098	77	8,254	92
Total RMBS	$9,209	100%	$8,926	100%

As of December 31, 2014, the Corporation's auction-rate securities portfolio was carried at an estimated fair value of $136 million, compared to $159 million at December 31, 2013. During 2014, auction-rate securities with a par value of $34 million were redeemed or sold, resulting in net securities gains of $2 million. As of December 31, 2014, approximately 89 percent of the aggregate auction-rate securities par value had been redeemed or sold since acquired in 2008 for a cumulative net gain of $54 million.
Short-Term Investments
Short-term investments include federal funds sold, interest-bearing deposits with banks and other short-term investments. Federal funds sold offer supplemental earnings opportunities and serve correspondent banks. Interest-bearing deposits with banks primarily include deposits with the FRB and also include deposits with banks in developed countries or international banking facilities of foreign banks located in the United States. These investments provide a range of maturities of less than one year and are mostly used to manage liquidity requirements of the Corporation. Other short-term investments include trading securities and loans held-for-sale. Loans held-for-sale typically represent residential mortgage loans originated with management's intention to sell. Short-term investments decreased $279 million to $5.1 billion at December 31, 2014, compared to $5.4 billion at December 31, 2013. On an average basis, short-term investments increased $580 million to $5.6 billion in 2014, compared to $5.0 billion in 2013. Average interest-bearing deposits with banks increased $583 million to $5.5 billion in 2014, compared to 2013, primarily reflecting a $596 million increase in average deposits with the FRB.
DEPOSITS AND BORROWED FUNDS
The Corporation's average deposits and borrowed funds balances are detailed in the following table.

(dollar amounts in millions)				Percent Change
Years Ended December 31	2014	2013	Change
Noninterest-bearing deposits	$25,019	$22,379	$2,640	12%
Money market and interest-bearing checking deposits	22,891	21,704	1,187	5
Savings deposits	1,744	1,657	87	5
Customer certificates of deposit	4,869	5,471	(602)	(11)
Foreign office and other time deposits	261	500	(239)	(48)
Total deposits	$54,784	$51,711	$3,073	6%
Short-term borrowings	$200	$211	$(11)	(6)%
Medium- and long-term debt	2,965	3,972	(1,007)	(25)
Total borrowed funds	$3,165	$4,183	$(1,018)	(24)%
Average deposits increased $3.1 billion, or 6 percent, to $54.8 billion in 2014, compared to $51.7 billion in 2013. Average deposits increased in almost all business lines from 2013 to 2014, with the largest increases in general Middle Market ($962 million), Technology and Life Sciences ($769 million), Retail Banking ($383 million), Commercial Real Estate ($369 million) and Corporate Banking ($362 million). Average deposits increased in all geographic markets from 2013 to 2014, including increases in California ($1.4 billion), Michigan ($677 million), Texas ($517 million) and Other Markets ($476 million). Average noninterest-bearing deposits increased $2.6 billion, or 12 percent, to $25.0 billion in 2014, compared to $22.4 billion in 2013. At December 31, 2014, total deposits were $57.5 billion, an increase of $4.2 billion, or 8 percent, compared to $53.3 billion at December 31, 2013. Noninterest-bearing deposits were $27.2 billion at December 31, 2014, an increase of $3.3 billion, or 14 percent, compared to $23.9 billion at December 31, 2013.
Short-term borrowings primarily include federal funds purchased and securities sold under agreements to repurchase. Average short-term borrowings decreased $11 million, to $200 million in 2014, compared to $211 million in 2013, primarily reflecting a decrease in securities sold under agreements to repurchase. Total short-term borrowings at December 31, 2014 were $116 million, a decrease of $137 million compared to $253 million at December 31, 2013.
Average medium- and long-term debt decreased $1.0 billion, or 25 percent, to $3.0 billion in 2014, compared to $4.0 billion in 2013. The Corporation uses medium- and long-term debt to provide funding to support earning assets. Total medium- and long-term debt at December 31, 2014 decreased $864 million to $2.7 billion, compared to $3.5 billion at December 31, 2013. The net decrease resulted from the maturity or redemption of $1.0 billion of FHLB advances and $400 million of subordinated notes, partially offset by the issuances of $250 million of subordinated notes and $350 million of medium-term notes.
Further information on medium- and long-term debt is provided in Note 12 to the consolidated financial statements.

CAPITAL
Total shareholders' equity increased $252 million to $7.4 billion at December 31, 2014, compared to December 31, 2013. The following table presents a summary of changes in total shareholders' equity in 2014.

(in millions)
Balance at January 1, 2014		$7,150
Net income		593
Cash dividends declared on common stock		(143)
Purchase of common stock		(260)
Other comprehensive income (loss):
Investment securities available-for-sale	$105
Defined benefit and other postretirement plans	(126)
Total other comprehensive income (loss)		(21)
Issuance of common stock under employee stock plans		45
Share-based compensation		38
Balance at December 31, 2014		$7,402
Further information about other comprehensive income (loss) is provided in the consolidated statements of comprehensive income and Note 14 to the consolidated financial statements.
The Federal Reserve completed its 2014 Comprehensive Capital Analysis and Review (CCAR) in March 2014 and did not object to the Corporation's 2014 capital plan and the capital distributions contemplated in the plan. The plan provides for up to $236 million in share repurchases for the four-quarter period ending March 31, 2015. At December 31, 2014, up to $59 million remained available for share repurchases under the plan. Share repurchases under the share repurchase program totaled $249 million (5.2 million shares) in 2014. The 2015 capital plan was submitted to the Federal Reserve for review in January 2015 and a response is expected in March 2015.
The following table summarizes the Corporation’s share repurchase activity for the year ended December 31, 2014.

(shares in thousands)	Total Number of Shares and Warrants Purchased as Part of Publicly Announced Repurchase Plans or Programs	Remaining Repurchase Authorization (a)		Total Number of Shares Purchased (b)	Average Price Paid Per Share	Average Price Paid Per Warrant (c)
Total first quarter 2014	1,523	16,591		1,703	47.21	—
Total second quarter 2014	1,236	16,697	(d)	1,273	47.73	—
Total third quarter 2014	1,183	15,334		1,186	49.83	—
October 2014	693	14,640		702	46.55	—
November 2014	430	14,210		439	48.29	—
December 2014	128	14,082		129	46.10	—
Total fourth quarter 2014	1,251	14,082		1,270	47.11	—
Total 2014	5,193	14,082		5,432	$47.88	$—

(a)	Maximum number of shares and warrants that may yet be purchased under the publicly announced plans or programs.

(b)
Includes approximately 239,000 shares (including 19,000 shares for the quarter ended December 31, 2014) purchased pursuant to deferred compensation plans and shares purchased from employees to pay for required minimum tax withholding related to restricted stock vesting under the terms of an employee share-based compensation plan during the year ended December 31, 2014. These transactions are not considered part of the Corporation's repurchase program.

(c)
The Corporation made no repurchases of warrants under the repurchase program during the year ended December 31, 2014. Upon exercise of a warrant, the number of shares with a value equal to the aggregate exercise price is withheld from an exercising warrant holder as payment (known as a "net exercise provision"). During the year ended December 31, 2014, the Corporation withheld the equivalent of approximately 491,000 shares to cover an aggregate of $25.1 million in exercise price and issued approximately 361,000 shares to the exercising warrant holders. Shares withheld in connection with the net exercise provision are not included in the total number of shares or warrants purchased in the above table.

(d)	Includes April 22, 2014 share repurchase authorization for up to an additional 2.0 million shares.
In April 2014, the Board of Directors of the Corporation (the Board) authorized the repurchase of up to an additional 2.0 million shares of Comerica Incorporated outstanding common stock, in addition to the 5.1 million shares remaining at March 31, 2014 under the Board's prior authorizations for the share repurchase program initially approved in November 2010. Including the April 2014 authorization, a total of 30.3 million shares has been authorized for repurchase under the share repurchase program since its inception. In November 2010, the Board authorized the purchase of up to all 11.5 million of the Corporation's original outstanding warrants. There is no expiration date for the Corporation's share repurchase program.

In January 2014, the Board approved a 12 percent increase in the quarterly cash dividend, to 19 cents per common share, effective with the April 2014 dividend payment, and in April 2014 approved an additional 5 percent increase, to 20 cents per common share. The 2014 dividend increases were contemplated in the Corporation's 2014 capital plan. The Corporation declared common dividends in 2014 totaling $143 million, or $0.79 per share, on net income of $593 million, compared to common dividends totaling $0.68 per share in 2013. The dividend payout ratio, calculated on a per share basis, was 24 percent in 2014, compared to 23 percent in 2013. Including share repurchases, the total payout to shareholders was 66 percent in 2014, compared to 76 percent in 2013.
The Corporation assesses capital adequacy against the risk inherent in the balance sheet, recognizing that unexpected loss is the common denominator of risk and that common equity has the greatest capacity to absorb unexpected loss. At December 31, 2014, the Corporation and its U.S. banking subsidiaries exceeded the capital ratios required for an institution to be considered “well capitalized” by the standards developed under the Federal Deposit Insurance Corporation Improvement Act of 1991. Refer to Note 20 to the consolidated financial statements for further discussion of regulatory capital requirements and capital ratio calculations. The Corporation periodically conducts stress tests to evaluate potential impacts to the Corporation's forecasted financial condition under various economic scenarios. These stress tests are a regular part of the Corporation's overall risk management and capital planning process. The same forecasting process is also used by the Corporation to conduct the stress test that was part of CCAR. For additional information about risk management processes, refer to the "Risk Management" section of this financial review.
In July 2013, U.S. banking regulators issued a final rule for the U.S. adoption of the Basel III regulatory capital framework. The regulatory framework includes a more conservative definition of capital, two new capital buffers - a conservation buffer and a countercyclical buffer, new and more stringent risk weight categories for assets and off-balance sheet items, and a supplemental leverage ratio. As a banking organization subject to the standardized approach, the rules are effective for the Corporation on January 1, 2015, with certain transition provisions fully phased in on January 1, 2018.
According to the rule, the Corporation will be subject to the capital conservation buffer of 2.5 percent, when fully phased in, to avoid restrictions on capital distributions and discretionary bonuses. However, the rules do not subject the Corporation to the capital countercyclical buffer of up to 2.5 percent or the supplemental leverage ratio. The Corporation estimates the December 31, 2014 Tier 1 and common equity Tier 1 risk-based ratio would be 10.3 percent if calculated under the final rule, as fully phased in, excluding most elements of accumulated other comprehensive income from regulatory capital. The Corporation's December 31, 2014 estimated common equity Tier 1 and Tier 1 capital ratios exceed the minimum required by the final rule (7 percent and 8.5 percent, respectively, including the fully phased-in capital conservation buffer). For a reconcilement of these non-GAAP financial measures, refer to the "Supplemental Financial Data" section of this financial review.
On December 9, 2014, U.S. banking regulators proposed a rule that would establish an additional capital buffer for banking organizations deemed systemically important to the global financial system (Globally Systemically Important Bank Holding Companies, or “G-SIB”). The Corporation would not be considered a G-SIB under the rule as proposed.

RISK MANAGEMENT

As a result of conducting business in the normal course, the Corporation assumes various types of risk. The Corporation's enterprise risk framework provides a process for identifying, measuring, controlling and managing these risks. This framework incorporates a risk assessment process, a collection of risk committees that manage the Corporation's major risk elements, and a risk appetite statement that outlines the levels and types of risks the Corporation accepts. The Corporation continuously enhances its enterprise risk framework with additional processes, tools and systems designed to not only provide management with deeper insight into the Corporation's various existing and emerging risks in accordance with its appetite for risk, but also to improve the Corporation's ability to control those risks and ensure that appropriate consideration is received for the risks taken.
The Corporation’s front line employees are responsible for the day to day management of risks including the identification, assessment, measurement and control of risks encountered as a part of the normal course of business. Risks are further monitored, measured and controlled by specialized risk managers for each of the major risk categories, who aid in the identification, measurement, and control of organizational risks. The majority of these risk managers report into the Office of Enterprise Risk. The Office of Enterprise Risk, led by the Chief Risk Officer, is responsible for designing and managing the Corporation’s enterprise risk framework and ensures effective risk management oversight. Risk management committees serve as a point of review and escalation for those risks which may have risk interdependencies or where risk levels may be nearing the limits outlined in the Corporation’s risk appetite statement. These committees comprise senior and executive management that represent views from both the lines of business and risk management. Internal Audit monitors and assesses the overall effectiveness of the risk management framework on an ongoing basis and provides an independent assessment of the Corporation’s ability to manage and control risk to management and the Audit Committee of the Board.
The Enterprise-Wide Risk Management Committee, established by the Enterprise Risk Committee of the Board, is responsible for governance over the risk management framework, providing oversight in managing the Corporation's aggregate risk position and reporting on the comprehensive portfolio of risks as well as the potential impact these risks can have on the Corporation's risk profile and resulting capital level. The Enterprise-Wide Risk Management Committee is principally composed of senior officers and executives representing the different risk areas and business units who are appointed by the Chairman and Chief Executive Officer of the Corporation.
The Board's Enterprise Risk Committee meets quarterly and is chartered to assist the Board in promoting the best interests of the Corporation by overseeing policies, procedures and risk practices relating to enterprise-wide risk and ensuring compliance with bank regulatory obligations. Members of the Enterprise Risk Committee are selected such that the committee comprises individuals whose experiences and qualifications can lead to broad and informed views on risk matters facing the Corporation and the financial services industry. These include, but are not limited to, existing and emerging risk matters related to credit, market, liquidity, operational, compliance and strategic conditions. A comprehensive risk report is submitted to the Enterprise Risk Committee each quarter providing management's view of the Corporation's aggregate risk position.
Further discussion and analyses of each major risk area are included in the following sub-sections of the Risk Management section in this financial review.

CREDIT RISK

Credit risk represents the risk of loss due to failure of a customer or counterparty to meet its financial obligations in accordance with contractual terms. The governance structure is administered through the Strategic Credit Committee. The Strategic Credit Committee is chaired by the Chief Credit Officer and approves recommendations to address credit risk matters through credit policy, credit risk management practices, and required credit risk actions. The Strategic Credit Committee also ensures a comprehensive reporting of credit risk levels and trends, including exception levels, along with identification and mitigation of emerging risks. In order to facilitate the corporate credit risk management process, various other corporate functions provide the resources for the Strategic Credit Committee to carry out its responsibilities. The Corporation manages credit risk through underwriting, periodically reviewing and approving its credit exposures using approved credit policies and guidelines. Additionally, the Corporation manages credit risk through loan portfolio diversification, limiting exposure to any single industry, customer or guarantor, and selling participations and/or syndicating credit exposures above those levels it deems prudent to third parties.
Credit Administration provides the resources to manage the line of business transactional credit risk, assuring that all exposure is risk rated according to the requirements of the credit risk rating policy and providing business segment reporting support as necessary. The Corporation's Asset Quality Review function, a division of Internal Audit, audits the accuracy of internal risk ratings that are assigned by the lending and credit groups. The Special Assets Group is responsible for managing the recovery process on distressed or defaulted loans and loan sales.
Portfolio Risk Analytics, of the Office of Enterprise Risk, provides comprehensive reporting on portfolio credit risk levels and trends, continuous assessment and verification of risk rating models, quarterly calculation of the allowance for loan losses and the allowance for credit losses on lending-related commitments, calculation of economic credit risk capital and management of credit policy to ensure it remains current, relevant and provides comprehensive coverage of credit risk.
ANALYSIS OF THE ALLOWANCE FOR LOAN LOSSES

(dollar amounts in millions)
Years Ended December 31	2014	2013	2012	2011	2010
Balance at beginning of year	$598	$629	$726	$901	$985
Loan charge-offs:
Commercial	59	91	112	192	195
Real estate construction	—	3	8	37	179
Commercial mortgage	22	36	89	139	191
Lease financing	—	—	—	—	1
International	6	—	3	7	8
Residential mortgage	2	4	13	15	14
Consumer	13	19	20	33	39
Total loan charge-offs	102	153	245	423	627
Recoveries:
Commercial	34	42	39	33	25
Real estate construction	4	7	6	14	11
Commercial mortgage	28	20	18	26	16
Lease financing	2	1	—	11	5
International	—	—	2	5	1
Residential mortgage	4	4	2	2	1
Consumer	5	6	8	4	4
Total recoveries	77	80	75	95	63
Net loan charge-offs	25	73	170	328	564
Provision for loan losses	22	42	73	153	480
Foreign currency translation adjustment	(1)	—	—	—	—
Balance at end of year	$594	$598	$629	$726	$901
Net loan charge-offs during the year as a percentage of average loans outstanding during the year	0.05%	0.16%	0.39%	0.82%	1.39%
Allowance for Credit Losses
The allowance for credit losses includes both the allowance for loan losses and the allowance for credit losses on lending-related commitments. The allowance for loan losses represents management's assessment of probable, estimable losses inherent in the Corporation's loan portfolio. The allowance for credit losses on lending-related commitments, included in "accrued expenses and other liabilities" on the consolidated balance sheets, provides for probable losses inherent in lending-related commitments, including unused commitments to extend credit and standby letters of credit. Refer to Note 1 to the consolidated financial statements for a discussion of the methodology used in the determination of the allowance for credit losses.
The initial estimate of fourth quarter 2014 real annualized Gross Domestic Product (GDP) growth of 2.6 percent showed that growth in the U.S. economy eased at the end of the year, largely reflecting lower government spending and fixed business investments, after strong second and third quarters. Real annualized GDP growth in the second and third quarters of 2014 exceeded 4.5 percent, and job growth at year-end brought the U.S. unemployment rate down to 5.6 percent in December. Many U.S. metrics, including the unemployment rate, are returning to healthier levels. Both consumer and business confidence measures finished the year at levels not seen since before the Great Recession, and auto sales trended up to finish the year on par with recent cyclical highs. In contrast to the improving trends in U.S. economic indicators through 2014, many global indicators softened. The eurozone economy slumped in the second half of 2014, as did Japan's. Global uncertainty, coinciding with stimulatory monetary policy by the European Central Bank and the bank of Japan, kept downward pressure on U.S. interest rates, even as the U.S. Federal Reserve ended its bond buying program. Falling oil and gas prices through the second half of 2014 added to financial market uncertainty. The Corporation believes it has reached near cycle-low levels of criticized loans and loan charge-offs. This is balanced by continued loan growth at the Corporation and industry wide. While overall credit quality of the loan portfolio remained strong through the end of 2014, economic complexity and uncertainty continued to be a consideration when determining the appropriateness of the allowance for loan losses.

An analysis of the coverage of the allowance for loan losses is provided in the following table.

Years Ended December 31	2014	2013	2012
Allowance for loan losses as a percentage of total loans at end of year	1.22%	1.32%	1.37%
Allowance for loan losses as a percentage of total nonperforming loans at end of year	205	160	116
Allowance for loan losses as a multiple of total net loan charge-offs for the year	23.5x	8.2x	3.7x
The allowance for loan losses was $594 million at December 31, 2014, compared to $598 million at December 31, 2013, a decrease of $4 million, or 1 percent resulting primarily from an increase in credit quality in the loan portfolio, partially offset by higher loan balances. The $4 million decrease in the allowance for loan losses primarily reflected decreased reserves in Corporate Banking, Private Banking, and Small Business, partially offset by increased reserves in Energy and Technology and Life Sciences. By market, reserves decreased in Michigan and Other Markets and increased in Texas (primarily due to Energy) and California.
Oil and gas prices declined significantly in the late third and fourth quarters of 2014. While no adverse trends had been noted in the internal risk ratings of borrowers in the Energy portfolio at December 31, 2014, some borrowers could be adversely impacted from this event, resulting in incurred losses that have yet to emerge in the portfolio. Accordingly, in addition to the reserves resulting from the application of standard reserve factors to the portfolio of energy-related loans at December 31, 2014, the Corporation included a qualitative adjustment to the allowance for credit losses. In developing the qualitative adjustment, management considered a range of possible outcomes for probability of default, loss given default and the loss emergence period, as well as historical migration and loss experience under similar economic conditions. The additional reserve on Middle Market- Energy loans resulting from the qualitative adjustment was approximately 60 basis points of outstanding Middle Market - Energy loan balances at December 31, 2014. Refer to the "Energy Lending" subheading later in this section for further discussion of the Corporation's portfolio of energy-related loans.
Acquired loans were initially recorded at fair value, which included an estimate of credit losses expected to be realized over the remaining lives of the loans, and therefore no corresponding allowance for loan losses was recorded for these loans at acquisition. Methods utilized to estimate the required allowance for loan losses for acquired loans not deemed credit-impaired at acquisition are similar to originated loans; however, the estimate of loss is based on the unpaid principal balance less the remaining purchase discount, either on an individually evaluated basis or based on the pool of acquired loans not deemed credit-impaired at acquisition within each risk rating, as applicable. At December 31, 2014, there was a $1 million allowance for loan losses on acquired loans not deemed credit-impaired and $12 million of purchase discount remained, compared to no allowance for loan losses and $21 million of remaining purchase discount at December 31, 2013.
ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES

	2014			2013		2012		2011		2010
(dollar amounts in millions)	Allocated Allowance	Allowance Ratio (a)	% (b)	Allocated Allowance	% (b)	Allocated Allowance	% (b)	Allocated Allowance	% (b)	Allocated Allowance	% (b)
December 31
Business loans
Commercial	$388	1.23%	65%	$346	63%	$297	63%	$303	58%	$422	54%
Real estate construction	20	0.99	4	16	4	16	3	48	4	102	6
Commercial mortgage	120	1.39	18	159	19	227	21	281	24	272	24
Lease financing	2	0.29	1	4	2	4	2	7	2	8	3
International	4	0.30	3	6	3	8	3	9	3	20	3
Total business loans	534	1.20	91	531	91	552	92	648	91	824	90
Retail loans
Residential mortgage	14	0.77	4	17	4	20	3	21	4	29	4
Consumer	46	1.94	5	50	5	57	5	57	5	48	6
Total retail loans	60	1.43	9	67	9	77	8	78	9	77	10
Total loans	$594	1.22%	100%	$598	100%	$629	100%	$726	100%	$901	100%

(a)	Allocated allowance as a percentage of related loans outstanding.

(b)	Loans outstanding as a percentage of total loans.
The allowance for credit losses on lending-related commitments includes specific allowances, based on individual evaluations of certain letters of credit in a manner consistent with business loans, and allowances based on the pool of the remaining letters of credit and all unused commitments to extend credit within each internal risk rating.
The allowance for credit losses on lending-related commitments was $41 million at December 31, 2014 compared to $36 million at December 31, 2013. The $5 million increase in the allowance for credit losses on lending-related commitments reflected increases in both the reserves for unused commitments to extend credit and reserves for standby letters of credit. An analysis of changes in the allowance for credit losses on lending-related commitments is presented below.

(dollar amounts in millions)
Years Ended December 31	2014	2013	2012	2011	2010
Balance at beginning of year	$36	$32	$26	$35	$37
Add: Provision for credit losses on lending-related commitments	5	4	6	(9)	(2)
Balance at end of year	$41	$36	$32	$26	$35
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
SUMMARY OF NONPERFORMING ASSETS AND PAST DUE LOANS

(dollar amounts in millions)
December 31	2014	2013	2012	2011	2010
Nonaccrual loans:
Business loans:
Commercial	$109	$81	$103	$237	$252
Real estate construction	2	21	33	101	263
Commercial mortgage	95	156	275	427	483
Lease financing	—	—	3	5	7
International	—	4	—	8	2
Total nonaccrual business loans	206	262	414	778	1,007
Retail loans:
Residential mortgage	36	53	70	71	55
Consumer:
Home equity	30	33	31	5	5
Other consumer	1	2	4	6	13
Total consumer	31	35	35	11	18
Total nonaccrual retail loans	67	88	105	82	73
Total nonaccrual loans	273	350	519	860	1,080
Reduced-rate loans	17	24	22	27	43
Total nonperforming loans	290	374	541	887	1,123
Foreclosed property	10	9	54	94	112
Total nonperforming assets	$300	$383	$595	$981	$1,235
Gross interest income that would have been recorded had the nonaccrual and reduced-rate loans performed in accordance with original terms	$25	$34	$62	$74	$87
Interest income recognized	6	5	5	11	18
Nonperforming loans as a percentage of total loans	0.60%	0.82%	1.17%	2.08%	2.79%
Nonperforming assets as a percentage of total loans and foreclosed property	0.62	0.84	1.29	2.29	3.06
Loans past due 90 days or more and still accruing	$5	$16	$23	$58	$62
Loans past due 90 days or more and still accruing as a percentage of total loans	0.01%	0.03%	0.05%	0.14%	0.15%
Nonperforming assets decreased $83 million to $300 million at December 31, 2014, from $383 million at December 31, 2013. The decrease in nonperforming assets primarily reflected decreases in nonaccrual commercial mortgage loans ($61 million), real estate construction loans ($19 million) and residential mortgage loans ($17 million), partially offset by an increase in nonaccrual commercial loans ($28 million). Nonperforming assets as a percentage of total loans and foreclosed property was 0.62 percent at December 31, 2014, compared to 0.84 percent at December 31, 2013.

The following table presents a summary of changes in nonaccrual loans.

(in millions)
Years Ended December 31	2014	2013
Balance at beginning of period	$350	$519
Loans transferred to nonaccrual (a)	167	144
Nonaccrual business loan gross charge-offs (b)	(87)	(117)
Loans transferred to accrual status (a)	(18)	—
Nonaccrual business loans sold (c)	(36)	(47)
Payments/other (d)	(103)	(149)
Balance at end of period	$273	$350
(a) Based on an analysis of nonaccrual loans with book balances greater than $2 million.
(b) Analysis of gross loan charge-offs:
Nonaccrual business loans	$87	$117
Performing criticized loans	—	13
Retail loans	15	23
Total gross loan charge-offs	$102	$153
(c) Analysis of loans sold:
Nonaccrual business loans	$36	$47
Performing criticized loans	19	105
Total loans sold	$55	$152
(d) Includes net changes related to nonaccrual loans with balances less than $2 million, payments on nonaccrual loans with book balances greater than $2 million, transfers of nonaccrual loans to foreclosed property and retail loan gross charge-offs. Excludes business loan gross charge-offs and nonaccrual business loans sold.

There were 20 borrowers with balances greater than $2 million, totaling $167 million, transferred to nonaccrual status in 2014, an increase of $23 million when compared to $144 million in 2013. Of the transfers to nonaccrual greater than $2 million in 2014, $118 million were from Middle Market. The following table presents a summary of nonaccrual loans at December 31, 2014 and loans transferred to nonaccrual and net loan charge-offs for the year ended December 31, 2014, based on North American Industry Classification System (NAICS) categories.

	December 31, 2014		Year Ended December 31, 2014
(dollar amounts in millions)	Nonaccrual Loans		Loans Transferred to Nonaccrual (a)		Net Loan Charge-Offs (Recoveries)
Industry Category
Real Estate and Home Builders	$44	16%	$29	17%	$(3)	(12)%
Services	44	16	26	16	(1)	(4)
Residential Mortgage	36	13	—	—	(2)	(8)
Contractors	32	12	30	18	1	4
Retail Trade	20	7	15	9	10	40
Health Care and Social Assistance	18	7	13	8	—	—
Holding and Other Investment Companies	14	5	4	2	(8)	(32)
Manufacturing	8	3	10	6	18	72
Natural Resources	5	2	—	—	(1)	(4)
Restaurants and Food Service	5	2	—	—	1	4
Transportation and Warehousing	3	1	22	13	2	8
Finance	3	1	—	—	(4)	(16)
Wholesale Trade	2	1	—	—	—	—
Information and Communication	2	1	3	2	—	—
Hotels	1	—	10	6	3	12
Other (b)	36	13	5	3	9	36
Total	$273	100%	$167	100%	$25	100%

(a)	Based on an analysis of nonaccrual loans with book balances greater than $2 million.

(b)	Consumer, excluding residential mortgage and certain personal purpose nonaccrual loans and net charge-offs, are included in the “Other” category.

The following table presents the composition of nonaccrual loans by balance and the related number of borrowers at December 31, 2014 and 2013.

	2014		2013
(dollar amounts in millions)	Number of Borrowers	Balance	Number of Borrowers	Balance
Under $2 million	1,492	$154	1,756	$211
$2 million - $5 million	15	48	23	71
$5 million - $10 million	3	22	3	23
$10 million - $25 million	2	23	3	45
Greater than $25 million	1	26	—	—
Total	1,513	$273	1,785	$350
The following table presents a summary of TDRs at December 31, 2014 and 2013.

(in millions)	2014	2013
Nonperforming TDRs:
Nonaccrual TDRs	$58	$100
Reduced-rate TDRs	17	24
Total nonperforming TDRs	75	124
Performing TDRs (a)	43	57
Total TDRs	$118	$181

(a)	TDRs that do not include a reduction in the original contractual interest rate which are performing in accordance with their modified terms.
Performing TDRs included $23 million of commercial mortgage loans (primarily in Small Business and Commercial Real Estate) and $20 million of commercial loans (primarily in Middle Market and Small Business) at December 31, 2014.
Loans past due 90 days or more and still accruing interest generally represent loans that are well collateralized and in a continuing process of collection. Loans past due 90 days or more decreased $11 million to $5 million at December 31, 2014, compared to $16 million at December 31, 2013. Loans past due 30-89 days increased $36 million to $163 million at December 31, 2014, compared to $127 million at December 31, 2013. An aging analysis of loans included in Note 4 to the consolidated financial statements provides further information about the balances comprising past due loans.
The following table presents a summary of total criticized loans. Criticized loans with balances of $2 million or more on nonaccrual status or whose terms have been modified in a TDR are individually subjected to quarterly credit quality reviews, and the Corporation may establish specific allowances for such loans. A table of loans by credit quality indicator included in Note 4 to the consolidated financial statements provides further information about the balances comprising total criticized loans.

(dollar amounts in millions)
December 31	2014	2013
Total criticized loans	$1,893	$2,260
As a percentage of total loans	3.9%	5.0%
At December 31, 2014, foreclosed property totaled $9 million and consisted of 88 properties, compared to $9 million and 89 properties at December 31, 2013. The following table presents a summary of changes in foreclosed property.

(in millions)
Years Ended December 31	2014	2013
Balance at beginning of period	$9	$54
Acquired in foreclosure	16	14
Write-downs	(1)	(10)
Foreclosed property sold (a)	(14)	(49)
Balance at end of period	$10	$9
(a) Net gain on foreclosed property sold	$5	$6
For further information regarding the Corporation's nonperforming assets policies and impaired loans, refer to Note 1 and Note 4 to the consolidated financial statements.
Concentration of Credit Risk
Concentrations of credit risk may exist when a number of borrowers are engaged in similar activities, or activities in the same geographic region, and have similar economic characteristics that would cause them to be similarly impacted by changes in economic or other conditions. The Corporation has a concentration of credit risk with the automotive industry. All other industry concentrations, as defined by management, individually represented less than 10 percent of total loans at December 31, 2014.
The following table presents a summary of loans outstanding to companies related to the automotive industry.

(in millions)
December 31	2014		2013
	Loans Outstanding	Percent of Total Loans	Loans Outstanding	Percent of Total Loans

Production:
Domestic	$883		$916
Foreign	353		313
Total production	1,236	2.5%	1,229	2.7%
Dealer:
Floor plan	3,790		3,504
Other	2,641		2,350
Total dealer	6,431	13.2%	5,854	12.9%
Total automotive	$7,667	15.8%	$7,083	15.6%
Substantially all dealer loans are in the National Dealer Services business line. Loans in the National Dealer Services business line primarily include floor plan financing and other loans to automotive dealerships. Floor plan loans, included in “commercial loans” in the consolidated balance sheets, totaled $3.8 billion at December 31, 2014, an increase of $286 million compared to $3.5 billion at December 31, 2013. At December 31, 2014 other loans in the National Dealer Services business line totaled $2.6 billion, including $1.5 billion of owner-occupied commercial real estate mortgage loans, compared to $2.4 billion, including $1.4 billion of owner-occupied commercial real estate mortgage loans, at December 31, 2013. Automotive lending also includes loans to borrowers involved with automotive production, primarily Tier 1 and Tier 2 suppliers. Loans to borrowers involved with automotive production totaled approximately $1.2 billion at both December 31, 2014 and 2013.
December 31, 2014, dealer loans, as shown in the table above, totaled $6.4 billion, of which approximately $4.1 billion, or 63 percent, were to foreign franchises, and $1.7 billion, or 27 percent, were to domestic franchises. Other dealer loans, totaling $646 million, or 10 percent, at December 31, 2014, include obligations where a primary franchise was indeterminable, such as loans to large public dealership consolidators and rental car, leasing, heavy truck and recreation vehicle companies.
Nonaccrual loans to automotive borrowers totaled $4 million, or 1 percent of total nonaccrual loans at December 31, 2014, compared to $5 million, or 1 percent of total nonaccrual loans at December 31, 2013. Total automotive net loan charge-offs were $1 million in both 2014 and 2013.
For further information regarding significant group concentrations of credit risk, refer to Note 5 to the consolidated financial statements.
Commercial and Residential Real Estate Lending
The following table summarizes the Corporation's commercial real estate loan portfolio by loan category.

(in millions)
December 31	2014	2013
Real estate construction loans:
Commercial Real Estate business line (a)	$1,606	$1,447
Other business lines (b)	349	315
Total real estate construction loans	$1,955	$1,762
Commercial mortgage loans:
Commercial Real Estate business line (a)	$1,790	$1,678
Other business lines (b)	6,814	7,109
Total commercial mortgage loans	$8,604	$8,787

(a)	Primarily loans to real estate developers.

(b)	Primarily loans secured by owner-occupied real estate.
The Corporation limits risk inherent in its commercial real estate lending activities by limiting exposure to those borrowers directly involved in the commercial real estate markets, diversifying credit risk by geography and project type, and adhering to conservative policies on loan-to-value ratios for such loans. Commercial real estate loans, consisting of real estate construction and commercial mortgage loans, totaled $10.6 billion at December 31, 2014, of which $3.4 billion, or 32 percent, were to borrowers in the Commercial Real Estate business line, which includes loans to real estate developers. The remaining $7.2 billion, or 68 percent, of commercial real estate loans is to borrowers in other business lines and consisted primarily of owner-occupied commercial mortgages which bear credit characteristics similar to non-commercial real estate business loans.
The real estate construction loan portfolio primarily contains loans made to long-time customers with satisfactory completion experience. Real estate construction loans in the Commercial Real Estate business line totaled $1.6 billion with $1 million on nonaccrual status at December 31, 2014, compared to $1.4 billion with $20 million on nonaccrual status at December 31, 2013. Net real estate construction loan recoveries in the Commercial Real Estate business line were $4 million in both 2014 and 2013.
Loans in the commercial mortgage portfolio generally mature within three to five years. Of the $1.8 billion of commercial mortgage loans in the Commercial Real Estate business line, $22 million were on nonaccrual status at December 31, 2014, compared to $1.7 billion with $51 million on nonaccrual status at December 31, 2013. Commercial mortgage loan net recoveries in the Commercial Real Estate business line were $8 million in 2014, compared to net charge-offs of $6 million in 2013. In other business lines, $73 million and $105 million of commercial mortgage loans were on nonaccrual status at December 31, 2014 and 2013, respectively, and net charge-offs were $2 million and $10 million in 2014 and 2013, respectively.
The following table summarizes the Corporation's residential mortgage and home equity loan portfolios by geographic market.

	December 31, 2014				December 31, 2013
(dollar amounts in millions)	Residential Mortgage Loans	% of Total	Home Equity Loans	% of Total	Residential Mortgage Loans	% of Total	Home Equity Loans	% of Total
Geographic market:
Michigan	$417	23%	$795	48%	$422	25%	$808	53%
California	831	46	564	34	705	41	436	29
Texas	337	18	247	15	340	20	228	15
Other Markets	246	13	52	3	230	14	45	3
Total	$1,831	100%	$1,658	100%	$1,697	100%	$1,517	100%
Residential real estate loans, which consist of traditional residential mortgages and home equity loans and lines of credit, totaled $3.5 billion at December 31, 2014. Residential mortgages totaled $1.8 billion at December 31, 2014, and were primarily larger, variable-rate mortgages originated and retained for certain private banking relationship customers. Of the $1.8 billion of residential mortgage loans outstanding, $36 million were on nonaccrual status at December 31, 2014. The home equity portfolio totaled $1.7 billion at December 31, 2014, of which $1.5 billion was outstanding under primarily variable-rate, interest-only home equity lines of credit, $120 million were in amortizing status and $76 million were closed-end home equity loans. Of the $1.7 billion of home equity loans outstanding, $30 million were on nonaccrual status at December 31, 2014. A majority of the home equity portfolio was secured by junior liens at December 31, 2014. The residential real estate portfolio is principally located within the Corporation's primary geographic markets. Substantially all residential real estate loans past due 90 days or more are placed on nonaccrual status, and substantially all junior lien home equity loans that are current or less than 90 days past due are placed on nonaccrual status if full collection of the senior position is in doubt. At no later than 180 days past due, such loans are charged off to current appraised values less costs to sell.
Energy Lending
The Corporation has a portfolio of energy-related loans that are included primarily in "commercial loans" in the consolidated balance sheets. The Corporation has over 30 years of experience in energy lending, with a focus on middle market companies. Loans in the Middle Market - Energy business line (approximately 200 borrowers at December 31, 2014) were $3.6 billion, or approximately 7 percent of total loans, at December 31, 2014, compared to $2.8 billion, or approximately 6 percent of total loans, at December 31, 2013. There were no nonaccrual Middle Market - Energy loans at December 31, 2014 and no net charge-offs in 2014, compared to $1 million of nonaccrual loans at December 31, 2013 and net charge-offs of $2 million in 2013.
Credit policy for energy loans includes parameters for collateral, engineering review, advance rates on proven reserves, well and field diversity, and environmental due diligence, among other factors. The portfolio of energy-related loans is diverse in nature, with outstanding balances by customer market segment distributed approximately as follows at December 31, 2014: 71 percent exploration and production (EP) (comprising approximately 59 percent oil, 26 percent mixed and 15 percent natural gas), 16 percent energy services and 13 percent midstream. EP generally includes such activities as searching for potential oil and gas fields, drilling exploratory wells and operating active wells. The midstream sector is generally involved in the transportation, storage and marketing of crude and/or refined energy products. Energy services companies provide services to the EP and midstream sectors. As of December 31, 2014, a majority of the Corporation’s EP customers had at least 50 percent of their oil and/or gas production hedged up to the end of 2015. Approximately 95 percent of the amount of loans outstanding in the Middle Market - Energy business line had varying levels and types of collateral at December 31, 2014, including oil and gas reserves and pipelines, equipment, accounts receivable, inventory and other assets, or some combination thereof. Commitments to EP borrowers are generally subject to borrowing base re-determinations about every six months, based on updated prices which consider the then-current energy prices and other factors. While no adverse trends had been noted in the internal risk ratings of energy borrowers at December 31, 2014 from the significant decline in oil and gas prices in the late third and fourth quarters of 2014, energy borrowers could be adversely impacted from this event. Upcoming re-determinations could result in some reductions to the lines of credit available to those borrowers, and may result in some internal risk rating downgrades.
Refer to the “Allowance for Credit Losses” subheading earlier in this section for a discussion of changes in the allowance for loan losses as a result of the above-described events.
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
Mexico, with cross-border outstandings of $670 million (0.97 percent of total assets), $645 million (0.99 percent of total assets) and $569 million (0.87 percent of total assets) at December 31, 2014, 2013 and 2012, respectively, was the only country with outstandings between 0.75 and 1.00 percent of total assets at year-end 2014, 2013 and 2012. There were no countries with cross-border outstandings exceeding 1.00 percent of total assets at year-end 2014, 2013 and 2012.
The Corporation does not hold any sovereign exposure to Europe. The Corporation's international strategy as it pertains to Europe is to focus on European companies doing business in North America, with an emphasis on the Corporation's primary geographic markets.
The following table summarizes cross-border exposure to entities domiciled in Mexico and Europe at December 31, 2014 and 2013.

(in millions)
December 31	2014	2013
Mexico exposure:
Commercial and industrial	$661	$641
Banks and other financial institutions	9	4
Total outstanding	670	645
Unfunded commitments and guarantees	179	204
Total Mexico exposure	$849	$849

European exposure:
Commercial and industrial	$211	$195
Banks and other financial institutions	52	93
Total outstanding	263	288
Unfunded commitments and guarantees	382	341
Total European exposure (a)	$645	$629

(a)	Primarily United Kingdom and the Netherlands.
MARKET AND LIQUIDITY RISK
Market risk represents the risk of loss due to adverse movements in market rates or prices, including interest rates, foreign exchange rates, commodity prices and equity prices. Liquidity risk represents the failure to meet financial obligations coming due resulting from an inability to liquidate assets or obtain adequate funding, and the inability to easily unwind or offset specific exposures without significant changes in pricing, due to inadequate market depth or market disruptions.
The Asset and Liability Policy Committee (ALCO) of the Corporation establishes and monitors compliance with the policies and risk limits pertaining to market and liquidity risk management activities. ALCO meets regularly to discuss and review market and liquidity risk management strategies, and consists of executive and senior management from various areas of the Corporation, including treasury, finance, economics, lending, deposit gathering and risk management. The Treasury Department mitigates market and liquidity risk through the actions it takes to manage the Corporation's market, liquidity and capital positions under the direction of ALCO.
Market Risk Analytics, of the Office of Enterprise Risk, supports ALCO in measuring, monitoring and managing interest rate and liquidity risks and coordinating all other market risks. Key activities encompass: (i) providing information and analysis of the Corporation's balance sheet structure and measurement of interest rate, liquidity and all other market risks; (ii) monitoring and reporting of the Corporation's positions relative to established policy limits and guidelines; (iii) developing and presenting analysis and strategies to adjust risk positions; (iv) reviewing and presenting policies and authorizations for approval; (v) monitoring of industry trends and analytical tools to be used in the management of interest rate, liquidity and all other market risks; and (vi) developing and monitoring the interest rate risk economic capital estimate.
Interest Rate Risk
Net interest income is the primary source of revenue for the Corporation. Interest rate risk arises in the normal course of business due to differences in the repricing and cash flow characteristics of assets and liability, primarily through the Corporation's core business activities of extending loans and acquiring deposits. The Corporation's balance sheet is predominantly characterized by floating-rate loans funded by a combination of core deposits and wholesale borrowings. Approximately 85 percent of the Corporation's loans were floating at December 31, 2014, of which approximately 75 percent were based on LIBOR and 25 percent were based on Prime. This creates sensitivity to interest rate movements due to the imbalance between the floating-rate loan portfolio and the more slowly repricing deposit products. In addition, the growth and/or contraction in the Corporation's loans and deposits may lead to changes in sensitivity to interest rate movements in the absence of mitigating actions. Examples of such actions are purchasing investment securities, primarily fixed-rate, which provide liquidity to the balance sheet and act to mitigate the inherent interest sensitivity, and hedging the sensitivity with interest rate swaps. The Corporation actively manages its exposure to interest rate risk, with the principal objective of optimizing net interest income and the economic value of equity while operating within acceptable limits established for interest rate risk and maintaining adequate levels of funding and liquidity.
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

Each scenario includes assumptions such as loan growth, investment security prepayment levels, depositor behavior, yield curve changes, loan and deposit pricing, and overall balance sheet mix and growth. In the +200 scenario, assumptions related to loan growth and deposit run-off are based on historical experience, resulting in a modest increase in loans and a modest decrease in deposits from the base case. No changes are modeled to investment securities beyond the replacement of prepayments, and expected funding maturities are included. As a result of the modeled balance sheet movement, excess reserves diminish. In addition, the model reflects deposit pricing based on historical price movements with short-term interest rates and loan spread held at current levels. The analysis also does not capture possible regulatory impacts, including impacts of the recently finalized liquidity coverage ratio (LCR) requirements, which could impact balance sheet structure, product offerings and pricing as well as how interest rate risk is managed. How the Corporation chooses to make additional investments in high-quality, liquid assets (HQLA) and fund such investments may have an impact on sensitivity. Changes in economic activity may result in a balance sheet structure that is different from the changes management included in its simulation analysis and may translate into a materially different interest rate environment than those presented. For example, deposit balances have grown significantly over the past several years, creating uncertainty regarding future deposit balance levels. In isolation, a decline in deposit balances beyond historical experience would reduce the estimated increase in net interest income in the +200 scenario.
The table below, as of December 31, 2014 and 2013, displays the estimated impact on net interest income during the next 12 months by relating the base case scenario results to those from the rising and declining rate scenarios described above.

	Estimated Annual Change
(in millions)	2014		2013
December 31	Amount	%	Amount	%
Change in Interest Rates:
+200 basis points	$224	13%	$210	13%
-25 basis points (to zero percent)	(32)	(2)	(30)	(2)
Sensitivity increased slightly from December 31, 2013 to December 31, 2014, primarily due to changes in the current balance sheet mix driving a revised forecast. The risk to declining interest rates is limited as a result of the inability of the current low level of rates to fall significantly.
The table below, as of December 31, 2014, illustrates the estimated sensitivity of the above results to a change in deposit balance assumptions in the +200 scenario, with all other assumptions held constant. In this analysis, average noninterest-bearing deposit run-off in the 12-month period has been increased by $1 billion and $3 billion from the historical run-off experience included in the standard +200 scenario presented above and assumes the deposit run-off reduces excess reserves and increases purchased funds. The analysis is provided as an indicator of the sensitivity of net interest income to the modeled deposit run-off assumption. It is not meant to reflect management's expectation or best estimate. Actual changes in deposit balances may vary from those reflected.

	+200 Basis Points
(in millions)	Estimated Annual Change
December 31, 2014	Amount	%
Incremental Average Decrease in Noninterest-bearing Deposit Balances:
$1 billion	$213	13%
$3 billion	191	11
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
The table below, as of December 31, 2014 and 2013, displays the estimated impact on the economic value of equity from the interest rate scenario described above.

	2014		2013
(in millions)	Amount	%	Amount	%
Change in Interest Rates:
+200 basis points	$1,218	10%	$670	6%
-25 basis points (to zero percent)	(293)	(2)	(164)	(1)

The change in the sensitivity of the economic value of equity to a 200 basis point parallel increase in rates between December 31, 2013 and December 31, 2014 was primarily driven by growth in deposits without a stated maturity and by changes in market interest rates at the middle to long end of the curve, which most significantly impact the value of deposits without a stated maturity.
LOAN MATURITIES AND INTEREST RATE SENSITIVITY

(in millions)	Loans Maturing
December 31, 2014	Within One Year (a)	After One But Within Five Years	After Five Years	Total
Commercial loans	$13,301	$16,990	$1,229	$31,520
Real estate construction loans	705	1,090	160	1,955
Commercial mortgage loans	1,617	4,788	2,199	8,604
International loans	733	732	31	1,496
Total	$16,356	$23,600	$3,619	$43,575
Sensitivity of loans to changes in interest rates:
Predetermined (fixed) interest rates	$1,118	$3,072	$891	$5,081
Floating interest rates	15,238	20,528	2,728	38,494
Total	$16,356	$23,600	$3,619	$43,575

(a)	Includes demand loans, loans having no stated repayment schedule or maturity and overdrafts.
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
Risk Management Derivative Instruments

(in millions) Risk Management Notional Activity	Interest Rate Contracts	Foreign Exchange Contracts	Totals
Balance at January 1, 2013	$1,450	$475	$1,925
Additions	—	16,232	16,232
Maturities/amortizations	—	(16,454)	(16,454)
Balance at December 31, 2013	$1,450	$253	$1,703
Additions	600	14,012	14,612
Maturities/amortizations	(250)	(13,757)	(14,007)
Balance at December 31, 2014	$1,800	$508	$2,308
The notional amount of risk management interest rate swaps totaled $1.8 billion at December 31, 2014, and $1.5 billion at December 31, 2013, all under fair value hedging strategies. The fair value of risk management interest rate swaps was a net unrealized gain of $175 million at December 31, 2014, compared to a net unrealized gain of $290 million at December 31, 2013. Risk management interest rate swaps generated $72 million of net interest income for each of the years ended December 31, 2014 and 2013.
In addition to interest rate swaps, the Corporation employs various other types of derivative instruments as offsetting positions to mitigate exposures to foreign currency risks associated with specific assets and liabilities (e.g., customer loans or deposits denominated in foreign currencies). Such instruments may include foreign exchange forward contracts and foreign exchange swap agreements. The aggregate notional amounts of these risk management derivative instruments at December 31, 2014 and 2013 were $508 million and $253 million, respectively.
Further information regarding risk management derivative instruments is provided in Note 8 to the consolidated financial statements.

Customer-Initiated and Other Derivative Instruments

(in millions) Customer-Initiated and Other Notional Activity	Interest Rate Contracts	Energy Derivative Contracts	Foreign Exchange Contracts	Totals
Balance at January 1, 2013	$12,042	$5,561	$2,253	$19,856
Additions	3,167	3,455	66,534	73,156
Maturities/amortizations	(2,092)	(3,293)	(67,023)	(72,408)
Terminations	(1,420)	(349)	—	(1,769)
Balance at December 31, 2013	$11,697	$5,374	$1,764	$18,835
Additions	3,298	2,925	62,871	69,094
Maturities/amortizations	(1,668)	(3,160)	(62,641)	(67,469)
Terminations	(999)	(207)	—	(1,206)
Balance at December 31, 2014	$12,328	$4,932	$1,994	$19,254
The Corporation writes and purchases interest rate caps and floors and enters into foreign exchange contracts, interest rate swaps and energy derivative contracts to accommodate the needs of customers requesting such services. Changes in the fair value of customer-initiated and other derivatives are recognized in earnings as they occur. To limit the market risk of these activities, the Corporation generally takes offsetting positions with dealers. The notional amounts of offsetting positions are included in the table above. Customer-initiated and other notional activity represented 89 percent and 92 percent of total interest rate, energy and foreign exchange contracts at December 31, 2014 and 2013, respectively.
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
Contractual Obligations

(in millions)	Minimum Payments Due by Period
December 31, 2014	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Deposits without a stated maturity (a)	$52,930	$52,930	$—	$—	$—
Certificates of deposit and other deposits with a stated maturity (a)	4,556	3,447	899	156	54
Short-term borrowings (a)	116	116	—	—	—
Medium- and long-term debt (a)	2,522	606	1,150	359	407
Operating leases	473	73	125	93	182
Commitments to fund low income housing partnerships	123	76	36	5	6
Other long-term obligations (b)	231	60	47	23	101
Total contractual obligations	$60,951	$57,308	$2,257	$636	$750
Medium- and long-term debt (parent company only) (a) (c)	$1,200	$600	$—	$350	$250

(a)	Deposits and borrowings exclude accrued interest.

(b)	Includes unrecognized tax benefits.

(c)	Parent company only amounts are included in the medium- and long-term debt minimum payments above.
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

Commercial Commitments

(in millions)	Expected Expiration Dates by Period
December 31, 2014	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Commitments to fund indirect private equity and venture capital investments	$5	$—	$—	$—	$5
Unused commitments to extend credit	30,056	9,287	10,406	8,157	2,206
Standby letters of credit and financial guarantees	3,881	2,757	717	368	39
Commercial letters of credit	75	75	—	—	—
Total commercial commitments	$34,017	$12,119	$11,123	$8,525	$2,250
Since many of these commitments expire without being drawn upon, the total amount of these commercial commitments does not necessarily represent the future cash requirements of the Corporation. Refer to the “Other Market Risks” section below and Note 8 to the consolidated financial statements for a further discussion of these commercial commitments.
Wholesale Funding
The Corporation may access the purchased funds market when necessary, which includes foreign office time deposits and short-term borrowings. Capacity for incremental purchased funds at December 31, 2014 included the ability to purchase federal funds, sell securities under agreements to repurchase, as well as issue deposits to institutional investors and issue certificates of deposit through brokers. Purchased funds totaled $251 million at December 31, 2014, compared to $602 million at December 31, 2013. At December 31, 2014, the Bank had pledged loans totaling $25 billion which provided for up to $19 billion of available collateralized borrowing with the FRB.
The Bank is a member of the Federal Home Loan Bank of Dallas, Texas (FHLB), which provides short- and long-term funding to its members through advances collateralized by real estate-related assets. Actual borrowing capacity is contingent on the amount of collateral available to be pledged to the FHLB. At December 31, 2014, $14 billion of real estate-related loans were pledged to the FHLB as blanket collateral to provide capacity for potential future borrowings of approximately $6 billion. As of December 31, 2014, the Corporation did not have any outstanding borrowings from the FHLB.
Additionally, the Bank had the ability to issue up to $15.0 billion of debt at December 31, 2014 under an existing $15 billion medium-term senior note program which allows the issuance of debt with maturities between three months and 30 years. The Corporation also maintains a shelf registration statement with the Securities and Exchange Commission from which it may issue debt and/or equity securities.
The ability of the Corporation and the Bank to raise funds at competitive rates is impacted by rating agencies' views of the credit quality, liquidity, capital and earnings of the Corporation and the Bank. As of December 31, 2014, the four major rating agencies had assigned the following ratings to long-term senior unsecured obligations of the Corporation and the Bank. A security rating is not a recommendation to buy, sell, or hold securities and may be subject to revision or withdrawal at any time by the assigning rating agency. Each rating should be evaluated independently of any other rating.

	Comerica Incorporated			Comerica Bank
December 31, 2014	Rating	Outlook		Rating	Outlook
Standard and Poor’s	A-	Stable	(a)	A	Stable	(a)
Moody’s Investors Service	A3	Stable		A2	Stable
Fitch Ratings	A	Stable		A	Stable
DBRS	A	Stable		A (High)	Stable

(a)	On January 29, 2015, Standard and Poor's updated its outlook to "negative".
The Corporation satisfies liquidity requirements with either liquid assets or various funding sources. Liquid assets, which totaled $13.3 billion at December 31, 2014, compared to $12.6 billion at December 31, 2013, provide a reservoir of liquidity. Liquid assets include cash and due from banks, federal funds sold, interest-bearing deposits with banks, other short-term investments and unencumbered investment securities.
In September 2014, U.S. banking regulators issued a final rule implementing a quantitative liquidity requirement in the U.S. generally consistent with the LCR minimum liquidity measure established under the Basel III liquidity framework. Under the rule, the Corporation is subject to a modified LCR standard, which requires a financial institution to hold a minimum level of HQLA to fully cover modified net cash outflows under a 30-day systematic liquidity stress scenario. The rule is effective for the Corporation on January 1, 2016. During the transition year, 2016, the Corporation will be required to maintain a minimum LCR of 90 percent. Beginning January 1, 2017, and thereafter, the minimum required LCR will be 100 percent. The Corporation continues to evaluate the impact of the rule; however, we expect to meet the final requirements adopted by U.S. banking regulators within the required timetable. To reach full compliance and provide a buffer for normal volatility in balance sheet dynamics, the

Corporation expects to add additional HQLA, which may be funded with additional debt, in the future. The Corporation does not currently expect compliance with the LCR rule will have a significant impact on net interest income.
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
The Corporation regularly evaluates its ability to meet funding needs in unanticipated, stressed environments. In conjunction with the quarterly 200 basis point interest rate simulation analyses, discussed in the “Interest Rate Sensitivity” section of this financial review, liquidity ratios and potential funding availability are examined. Each quarter, the Corporation also evaluates its ability to meet liquidity needs under a series of broad events, distinguished in terms of duration and severity. The evaluation as of December 31, 2014 projected that sufficient sources of liquidity were available under each series of events.
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
OPERATIONAL RISK
Operational risk represents the risk of loss resulting from inadequate or failed internal processes, people and systems, or from external events. The definition includes legal risk, which is the risk of loss resulting from failure to comply with laws and regulations as well as prudent ethical standards and contractual obligations. The definition does not include strategic or reputational risks. Although operational losses are experienced by all companies and are routinely incurred in business operations, the Corporation recognizes the need to identify and control operational losses and seeks to limit losses to a level deemed appropriate by management, as outlined in the Corporation’s risk appetite statement. The appropriate risk level is determined through consideration of the nature of the Corporation's business and the environment in which it operates, in combination with the impact from, and the possible impact on, other risks faced by the Corporation. Operational risk is mitigated through a system of internal controls that are designed to keep operating risks at appropriate levels. The Operational Risk Management Committee monitors risk management techniques and systems. The Corporation has developed a framework that includes a centralized operational risk management function and business/support unit risk coordinators responsible for managing operational risk specific to the respective business lines.
COMPLIANCE RISK
Compliance risk represents the risk of regulatory sanctions or financial loss resulting from the Corporation's failure to comply with regulations and standards of good banking practice. The impact of such risks is highly interdependent with strategic risk, as the reputational impact from compliance breaches can be severe. Activities which may expose the Corporation to compliance risk include, but are not limited to, those dealing with the prevention of money laundering, privacy and data protection, community reinvestment initiatives, fair lending, consumer protection, employment and tax matters, over-the-counter derivative activities and other activities regulated by the Dodd-Frank Wall Street Reform and Consumer Protection Act.
The Enterprise-Wide Compliance Committee, comprising senior and executive business unit managers, as well as managers responsible for compliance, audit and overall risk, oversees compliance risk. This enterprise-wide approach provides a consistent view of compliance across the organization. The Enterprise-Wide Compliance Committee also ensures that appropriate actions are implemented in business units to mitigate risk to an acceptable level.

STRATEGIC RISK
Strategic risk represents the risk of loss due to impairment of reputation, failure to fully develop and execute business plans, failure to assess current and new opportunities in business, markets and products, failure to determine appropriate consideration for risks accepted, and any other event not identified in the defined risk categories of credit, market, operational or compliance risks. Mitigation of the various risk elements that represent strategic risk is achieved through various metrics and initiatives to help the Corporation better understand, measure and report on such risks.

CRITICAL ACCOUNTING POLICIES
The Corporation’s consolidated financial statements are prepared based on the application of accounting policies, the most significant of which are described in Note 1. These policies require numerous estimates and strategic or economic assumptions, which may prove inaccurate or subject to variations. Changes in underlying factors, assumptions or estimates could have a material impact on the Corporation’s future financial condition and results of operations. At December 31, 2014, the most critical of these significant accounting policies were the policies related to the allowance for credit losses, valuation methodologies, goodwill, pension plan accounting and income taxes. These policies were reviewed with the Audit Committee of the Corporation’s Board of Directors and are discussed more fully below.
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
In determining the allowance for credit losses, the Corporation individually evaluates certain impaired loans, applies standard reserve factors to pools of homogeneous loans and lending-related commitments and incorporates qualitative adjustments. Standard loss factors, applied to the majority of the Corporation's loan portfolio and lending-related commitments, are based on estimates of probabilities of default for individual risk ratings over the loss emergence period and loss given default. Since standard loss factors are applied to large pools of loans, even minor changes in these factors could significantly affect the Corporation's determination of the appropriateness of the allowance for credit losses. To illustrate, if recent loss experience dictated that the estimated standard loss factors would be changed by five percent (of the estimate) across all loan risk ratings, the allowance for loan losses as of December 31, 2014 would change by approximately $24 million. Loss emergence periods are used to determine the most appropriate default horizon associated with the calculation of probabilities of default. Loss emergence periods tend to lengthen during benign economic periods and shorten during periods of economic distress. Considered in isolation, lengthening the loss emergence period assumption would result in an increase to the allowance for credit losses. Because standard loss factors are applied to pools of loans based on the Corporation's internal risk rating system, loss estimates are highly dependent on the accuracy of the risk rating assigned to each loan. The inherent imprecision in the risk rating system resulting from inaccuracy in assigning and/or entering risk ratings in the loan accounting system is monitored by the Corporation's asset quality review function and incorporated in a qualitative adjustment. The Corporation may also include qualitative adjustments intended to capture the impact of certain other uncertainties that exist but are not yet reflected in the standard reserve factors. These qualitative adjustments are based on management’s analysis of factors such as portfolios where recent historical losses exceed expected losses or known recent events are expected to alter risk ratings once evidence is acquired, observable macroeconomic metrics, including consideration of regional metrics within the Corporation's footprint, and a qualitative assessment of the lending environment, including underwriting standards, current economic and political conditions, and other factors affecting credit quality. Deterioration in metrics and credit trends included in this analysis would result in an increase to the qualitative adjustment increasing the allowance for credit losses. For example, if energy prices remain low for an extended period, risk ratings for Middle Market-Energy customers could deteriorate beyond management's expectations, which could result in an increase to the allowance for credit losses.
For further discussion of the methodology used in the determination of the allowance for credit losses, refer to Note 1 to the consolidated financial statements. To the extent actual outcomes differ from management estimates, additional provision for credit losses may be required that would adversely impact earnings in future periods. A substantial majority of the allowance is assigned to business segments. Any earnings impact resulting from actual outcomes differing from management estimates would primarily affect the Business Bank segment.
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
Fair value measurement and disclosure guidance establishes a three-level hierarchy for disclosure of assets and liabilities recorded at fair value. Notes 1 and 2 to the consolidated financial statements includes information about the fair value hierarchy, the extent to which fair value is used to measure assets and liabilities and the valuation methodologies and key inputs used. At December 31, 2014, assets and liabilities measured using observable inputs that are classified as Level 1 or Level 2 represented

98.5 percent and 99.9 percent of total assets and liabilities recorded at fair value, respectively. Valuations generated from model-based techniques that use at least one significant assumption not observable in the market are considered Level 3. These unobservable assumptions reflect estimates of assumptions market participants would use in pricing the asset or liability. Valuation techniques include the use of option pricing models, discounted cash flow models and similar techniques. Fair value measurements for assets and liabilities where limited or no observable market data exists are based primarily upon estimates which cannot be determined with precision and in many cases may not reflect amounts exchanged in a current sale of the financial instrument. Changes in market conditions may reduce the availability of quoted prices or observable data. For example, reduced liquidity in the capital markets or changes in secondary market activities could result in observable market inputs becoming unavailable. Therefore, when market data is not available, the Corporation would use valuation techniques requiring more management judgment to estimate the appropriate fair value.
At December 31, 2014, Level 3 financial assets recorded at fair value on a recurring basis totaled $140 million, or less than one percent of total assets. This included auction-rate securities with a fair value of $136 million at December 31, 2014. Changes in the fair value are recorded in other comprehensive income (loss) and reviewed quarterly for possible other-than-temporary impairment. The fair value at December 31, 2014 was determined using an income approach based on a discounted cash flow model utilizing two significant assumptions in the model: discount rate (including a liquidity risk premium) and workout period. The discount rate was calculated using credit spreads of the underlying collateral or similar securities plus a liquidity risk premium. The liquidity risk premium was derived from the rate at which various types of auction-rate securities had been redeemed or sold. The workout period was based on an assessment of publicly available information on efforts to re-establish functioning markets for these securities and the Corporation's redemption experience. Changes in these significant assumptions could result in different valuations. For example, an increase or decrease in the liquidity premium of 100 basis points could change the fair value by $2 million at December 31, 2014.
At December 31, 2014, Level 3 financial assets recorded at fair value on a nonrecurring basis totaled $68 million, or less than one percent of total assets, and consisted primarily of impaired loans and foreclosed property. At December 31, 2014, there were no financial liabilities recorded at fair value on a nonrecurring basis.
GOODWILL
Goodwill is initially recorded as the excess of the purchase price over the fair value of net assets acquired in a business combination and is subsequently evaluated at least annually for impairment. Goodwill impairment testing is performed at the reporting unit level, equivalent to a business segment or one level below. The Corporation has three reporting units: the Business Bank, the Retail Bank and Wealth Management. At December 31, 2014 and 2013, goodwill totaled $635 million, including $380 million allocated to the Business Bank, $194 million allocated to the Retail Bank and $61 million allocated to Wealth Management. The goodwill impairment test is a two-step test. The first step of the goodwill impairment test compares the estimated fair value of identified reporting units with their carrying amount, including goodwill. If the estimated fair value of the reporting unit is less than the carrying value, the second step must be performed to determine the implied fair value of the reporting unit's goodwill and the amount of goodwill impairment, if any.
Reporting units are not legal entities, Therefore, determining the carrying value of reporting units requires the use of judgment. In performing the annual impairment test, the carrying value of each reporting unit is the greater of economic or regulatory capital. The Corporation assigns economic capital using internal management methodologies on the basis of each reporting unit's credit, operational and interest rate risks, as well as goodwill. To determine regulatory capital, each reporting unit is assigned sufficient capital such that their respective Tier 1 ratio, based on allocated risk-weighted assets, is the same as that of the Corporation. Using this two-pronged approach, the Corporation's equity is fully allocated to its reporting units except for capital held primarily for the risk associated with the securities portfolio which is assigned to the Finance segment of the Corporation.
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
For further information about the Corporation's goodwill accounting policy, refer to Note 1 to the consolidated financial statements.
PENSION PLAN ACCOUNTING
The Corporation has defined benefit pension plans in effect for substantially all full-time employees hired before January 1, 2007. Benefits under the plans are based on years of service, age and compensation. Assumptions are made concerning future events that will determine the amount and timing of required benefit payments, funding requirements and defined benefit pension expense. The major assumptions are the discount rate used in determining the current benefit obligation, the long-term rate of return expected on plan assets, the rate of compensation increase and the estimated mortality rate. The discount rate is determined by matching the expected cash flows of the pension plans to a portfolio of high quality corporate bonds as of the measurement date, December 31. The long-term rate of return expected on plan assets is set after considering both long-term returns in the general market and long-term returns experienced by the assets in the plan. The current target asset allocation model for the plans is detailed in Note 17 to the consolidated financial statements. The expected returns on these various asset categories are blended to derive one long-term return assumption. The assets are invested in certain collective investment and mutual funds, common stocks, U.S. Treasury and other U.S. government agency securities, and corporate and municipal bonds and notes. The rate of compensation increase is based on reviewing recent annual pension-eligible compensation increases as well as the expectation of future increases. Mortality rate assumptions are based on mortality tables published by third-parties such as the Society of Actuaries (SOA), considering other available information including historical data as well as studies and publications from reputable sources. The Corporation reviews its pension plan assumptions on an annual basis with its actuarial consultants to determine if the assumptions are reasonable and adjusts the assumptions to reflect changes in future expectations.
The assumptions used to calculate 2015 expense for the defined benefit pension plans were a discount rate of 4.28 percent, a long-term rate of return on plan assets of 6.75 percent and a rate of compensation increase of 3.75 percent. The Corporation adopted the RP-2014 mortality tables and the MP-2014 mortality improvement scales issued by the SOA in October 2014, with certain entity-specific adjustments. The new mortality assumptions increased the projected benefit obligations for the qualified and non-qualified defined benefit pension plans by approximately $119 million and $17 million, respectively, at December 31, 2014 and increased expected 2015 pension expense by approximately $25 million. Had the new mortality tables been adopted as published, expected 2015 pension expense would have increased by approximately $34 million. Defined benefit pension expense in 2015 is expected to increase approximately 14 percent to about $45 million from the $39 million recorded in 2014, primarily driven by a decrease in the discount rate and the impact of changes in mortality assumptions, partially offset by the benefit from a $350 million cash contribution from the Corporation in December 2014.
Changing the 2015 key actuarial assumptions discussed above by 25 basis points would have the following impact on defined benefit pension expense in 2015:

	25 Basis Point
(in millions)	Increase	Decrease
Key Actuarial Assumption:
Discount rate	$(10.7)	$10.7
Long-term rate of return	(5.9)	5.9
Rate of compensation increase	3.0	(3.0)
Due to the long-term nature of pension plan assumptions, actual results may differ significantly from the actuarial-based estimates. Differences resulting in actuarial gains or losses are required to be recorded in shareholders' equity as part of accumulated other comprehensive loss and amortized to defined benefit pension expense in future years. In 2014, the actual return on plan assets in the qualified defined benefit pension plan was $278 million, compared to an expected return on plan assets of $131 million. In 2013, the actual return on plan assets was $136 million, compared to an expected return on plan assets of $132 million. Total pretax losses recognized in accumulated other comprehensive loss at December 31, 2014 were $593 million for the qualified defined benefit pension plan and $79 million for the non-qualified defined benefit pension plan. Actuarial pretax net losses recognized in other comprehensive income (loss) for the year ended December 31, 2014 were $196 million for the qualified defined benefit pension plan and $38 million for the non-qualified defined benefit pension plan. For further information, refer to Note 1 to the consolidated financial statements.
Defined benefit pension expense is recorded in “employee benefits” expense on the consolidated statements of income and is allocated to business segments based on the segment's share of salaries expense. Accordingly, defined benefit pension expense was allocated approximately 43 percent, 28 percent, 24 percent and 5 percent to the Retail Bank, Business Bank, Wealth Management and Finance segments, respectively, in 2014.
INCOME TAXES
The calculation of the Corporation's income tax provision and tax-related accruals is complex and requires the use of estimates and judgments. The provision for income taxes is the sum of income taxes due for the current year and deferred taxes. Deferred taxes arise from temporary differences between the income tax basis and financial accounting basis of assets and liabilities. Accrued taxes represent the net estimated amount due to or to be received from taxing jurisdictions, currently or in the future, and are included in “accrued income and other assets” or “accrued expenses and other liabilities” on the consolidated balance sheets. The Corporation assesses the relative risks and merits of tax positions for various transactions after considering statutes, regulations, judicial precedent and other available information and maintains tax accruals consistent with these assessments. The Corporation is subject to audit by taxing authorities that could question and/or challenge the tax positions taken by the Corporation.
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

SUPPLEMENTAL FINANCIAL DATA
The following table provides a reconciliation of non-GAAP financial measures used in this financial review with financial measures defined by GAAP.

(dollar amounts in millions)
December 31	2014	2013	2012	2011	2010
Tier 1 Common Capital Ratio:
Tier 1 capital (a)	$7,169	$6,895	$6,705	$6,582	$6,027
Less:
Trust preferred securities	—	—	—	25	—
Tier 1 common capital	$7,169	$6,895	$6,705	$6,557	$6,027
Risk-weighted assets (a)	$68,273	$64,825	$66,115	$63,244	$59,506
Tier 1 risk-based capital ratio	10.50%	10.64%	10.14%	10.41%	10.13%
Tier 1 common capital ratio	10.50	10.64	10.14	10.37	10.13
Basel III Common Equity Tier 1 Capital Ratio (estimated):
Tier 1 common capital	$7,169
Basel III adjustments (b)	—
Basel III common equity Tier 1 capital (b)	$7,169
Risk-weighted assets (a)	$68,273
Basel III adjustments (b)	1,536
Basel III risk-weighted assets (b)	$69,809
Tier 1 common capital ratio	10.5%
Basel III common equity Tier 1 capital ratio (estimated)	10.3
Tangible Common Equity Ratio:
Total shareholder's equity	$7,402	$7,150	$6,939	$6,865	$5,790
Less:
Goodwill	635	635	635	635	150
Other intangible assets	15	17	22	32	6
Tangible common equity	$6,752	$6,498	$6,282	$6,198	$5,634
Total assets	$69,190	$65,224	$65,066	$61,005	$53,664
Less:
Goodwill	635	635	635	635	150
Other intangible assets	15	17	22	32	6
Tangible assets	$68,540	$64,572	$64,409	$60,338	$53,508
Common equity ratio	10.85%	10.97%	10.67%	11.26%	10.80%
Tangible common equity ratio	9.85	10.07	9.76	10.27	10.54
Tangible Common Equity per Share of Common Stock:
Common shareholders' equity	$7,402	$7,150	$6,939	$6,865	$5,790
Tangible common equity	6,752	6,498	6,282	6,198	5,634
Shares of common stock outstanding (in millions)	179	182	188	197	177
Common shareholders' equity per share of common stock	$41.35	$39.22	$36.86	$34.79	$32.80
Tangible common equity per share of common stock	37.72	35.64	33.36	31.40	31.92

(a)	Tier 1 capital and risk-weighted assets as defined by regulation.

(b)	Estimated ratios based on the standardized approach in the final rule for the U.S. adoption of the Basel III regulatory capital framework, excluding most elements of AOCI, as fully phased in.
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

FORWARD-LOOKING STATEMENTS
This report includes forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. In addition, the Corporation may make other written and oral communications from time to time that contain such statements. All statements regarding the Corporation's expected financial position, strategies and growth prospects and general economic conditions expected to exist in the future are forward-looking statements. The words, “anticipates,” “believes,” “feels,” “expects,” “estimates,” “seeks,” “strives,” “plans,” “intends,” “outlook,” “forecast,” “position,” “target,” “mission,” “assume,” “achievable,” “potential,” “strategy,” “goal,” “aspiration,” “opportunity,” “initiative,” “outcome,” “continue,” “remain,” “maintain,” "on course," “trend,” “objective,” “looks forward,” "projects," "models" and variations of such words and similar expressions, or future or conditional verbs such as “will,” “would,” “should,” “could,” “might,” “can,” “may” or similar expressions, as they relate to the Corporation or its management, are intended to identify forward-looking statements. The Corporation cautions that forward-looking statements are subject to numerous assumptions, risks and uncertainties, which change over time. Forward-looking statements speak only as of the date the statement is made, and the Corporation does not undertake to update forward-looking statements to reflect facts, circumstances, assumptions or events that occur after the date the forward-looking statements are made. Actual results could differ materially from those anticipated in forward-looking statements and future results could differ materially from historical performance.
In addition to factors mentioned elsewhere in this report or previously disclosed in the Corporation's SEC reports (accessible on the SEC's website at www.sec.gov or on the Corporation's website at www.comerica.com), actual results could differ materially from forward-looking statements and future results could differ materially from historical performance due to a variety of reasons, including but not limited to, the following factors:

•	general political, economic or industry conditions, either domestically or internationally, may be less favorable than expected;

•	governmental monetary and fiscal policies may adversely affect the financial services industry, and therefore impact the Corporation's financial condition and results of operations;

•	changes in regulation or oversight may have a material adverse impact on the Corporation's operations;

•	the Corporation must maintain adequate sources of funding and liquidity to meet regulatory expectations, support its operations and fund outstanding liabilities;

•	compliance with more stringent capital and liquidity requirements may adversely affect the Corporation;

•
declines in the businesses or industries of the Corporation's customers, including the energy industry, could cause increased credit losses or decreased loan balances, which could adversely affect the Corporation;

•	operational difficulties, failure of technology infrastructure or information security incidents could adversely affect the Corporation's business and operations;

•	the Corporation relies on other companies to provide certain key components of its business infrastructure, and certain failures could materially adversely affect operations;

•	noninterest expenses are important to the Corporation's profitability, but are subject to a number of factors, some of which are not in the Corporation's control;

•	changes in the financial markets, including fluctuations in interest rates and their impact on deposit pricing, could adversely affect the Corporation's net interest income and balance sheet;

•	any reduction in the Corporation's credit rating could adversely affect the Corporation and/or the holders of its securities;

•	unfavorable developments concerning credit quality could adversely impact the Corporation's financial results;

•	the soundness of other financial institutions could adversely affect the Corporation;

•
the introduction, implementation, withdrawal, success and timing of business initiatives and strategies may be less successful or may be different than anticipated, which could adversely affect the Corporation's business;the Corporation may not be able to utilize technology to efficiently and effectively develop, market and deliver new products and services to its customers;

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

•
catastrophic events, including, but not limited to, hurricanes, tornadoes, earthquakes, fires, droughts and floods, may adversely affect the general economy, financial and capital markets, specific industries, and the Corporation;

•	changes in accounting standards could materially impact the Corporation's financial statements; and

•
the Corporation's accounting policies and processes are critical to the reporting of financial condition and results of operations. They require management to make estimates about matters that are uncertain.

CONSOLIDATED BALANCE SHEETS
Comerica Incorporated and Subsidiaries

(in millions, except share data)
December 31	2014	2013

ASSETS
Cash and due from banks	$1,026	$1,140

Interest-bearing deposits with banks	5,045	5,311
Other short-term investments	99	112

Investment securities available-for-sale	8,116	9,307
Investment securities held-to-maturity	1,935	—

Commercial loans	31,520	28,815
Real estate construction loans	1,955	1,762
Commercial mortgage loans	8,604	8,787
Lease financing	805	845
International loans	1,496	1,327
Residential mortgage loans	1,831	1,697
Consumer loans	2,382	2,237
Total loans	48,593	45,470
Less allowance for loan losses	(594)	(598)
Net loans	47,999	44,872
Premises and equipment	532	594
Accrued income and other assets	4,438	3,888
Total assets	$69,190	$65,224

LIABILITIES AND SHAREHOLDERS’ EQUITY
Noninterest-bearing deposits	$27,224	$23,875

Money market and interest-bearing checking deposits	23,954	22,332
Savings deposits	1,752	1,673
Customer certificates of deposit	4,421	5,063
Foreign office time deposits	135	349
Total interest-bearing deposits	30,262	29,417
Total deposits	57,486	53,292
Short-term borrowings	116	253
Accrued expenses and other liabilities	1,507	986
Medium- and long-term debt	2,679	3,543
Total liabilities	61,788	58,074

Common stock - $5 par value:
Authorized - 325,000,000 shares
Issued - 228,164,824 shares	1,141	1,141
Capital surplus	2,188	2,179
Accumulated other comprehensive loss	(412)	(391)
Retained earnings	6,744	6,318
Less cost of common stock in treasury - 49,146,225 shares at 12/31/14 and 45,860,786 shares at 12/31/13	(2,259)	(2,097)
Total shareholders’ equity	7,402	7,150
Total liabilities and shareholders’ equity	$69,190	$65,224
See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME
Comerica Incorporated and Subsidiaries

(in millions)
Years Ended December 31	2014	2013	2012
INTEREST INCOME
Interest and fees on loans	$1,525	$1,556	$1,617
Interest on investment securities	211	214	234
Interest on short-term investments	14	14	12
Total interest income	1,750	1,784	1,863
INTEREST EXPENSE
Interest on deposits	45	55	70
Interest on medium- and long-term debt	50	57	65
Total interest expense	95	112	135
Net interest income	1,655	1,672	1,728
Provision for credit losses	27	46	79
Net interest income after provision for credit losses	1,628	1,626	1,649
NONINTEREST INCOME
Service charges on deposit accounts	215	214	214
Fiduciary income	180	171	158
Commercial lending fees	98	99	96
Card fees	80	74	65
Letter of credit fees	57	64	71
Bank-owned life insurance	39	40	39
Foreign exchange income	40	36	38
Brokerage fees	17	17	19
Net securities (losses) gains	—	(1)	12
Other noninterest income	142	168	158
Total noninterest income	868	882	870
NONINTEREST EXPENSES
Salaries and benefits expense	980	1,009	1,018
Net occupancy expense	171	160	163
Equipment expense	57	60	65
Outside processing fee expense	122	119	107
Software expense	95	90	90
Litigation-related expense	4	52	23
FDIC insurance expense	33	33	38
Advertising expense	23	21	27
Gain on debt redemption	(32)	(1)	—
Merger and restructuring charges	—	—	35
Other noninterest expenses	173	179	191
Total noninterest expenses	1,626	1,722	1,757
Income before income taxes	870	786	762
Provision for income taxes	277	245	241
NET INCOME	593	541	521
Less income allocated to participating securities	7	8	6
Net income attributable to common shares	$586	$533	$515
Earnings per common share:
Basic	$3.28	$2.92	2.68
Diluted	3.16	2.85	2.67

Cash dividends declared on common stock	143	126	106
Cash dividends declared per common share	0.79	0.68	0.55
See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Comerica Incorporated and Subsidiaries

(in millions)
Years Ended December 31	2014	2013	2012

NET INCOME	$593	$541	$521

OTHER COMPREHENSIVE INCOME (LOSS)

Unrealized (losses) gains on investment securities available-for-sale:
Net unrealized holding gains (losses) arising during the period	166	(343)	48
Less: Reclassification adjustment for net securities gains included in net income	1	1	14
Change in net unrealized gains (losses) before income taxes	165	(344)	34

Defined benefit pension and other postretirement plans adjustment:
Actuarial (loss) gain arising during the period	(240)	286	(192)
Adjustments for amounts recognized as components of net periodic benefit cost:
Amortization of actuarial net loss	39	89	62
Amortization of prior service cost	3	2	3
Amortization of transition obligation	—	—	4
Change in defined benefit pension and other postretirement plans adjustment before income taxes	(198)	377	(123)

Total other comprehensive (loss) income before income taxes	(33)	33	(89)
(Benefit) provision for income taxes	(12)	11	(32)
Total other comprehensive (loss) income, net of tax	(21)	22	(57)

COMPREHENSIVE INCOME	$572	$563	$464
See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
Comerica Incorporated and Subsidiaries

	Common Stock			Accumulated Other Comprehensive Loss			Total Shareholders’ Equity
(in millions, except per share data)	Shares Outstanding	Amount	Capital Surplus		Retained Earnings	Treasury Stock
BALANCE AT DECEMBER 31, 2011	197.3	$1,141	$2,170	$(356)	$5,543	$(1,633)	$6,865
Net income	—	—	—	—	521	—	521
Other comprehensive loss, net of tax	—	—	—	(57)	—	—	(57)
Cash dividends declared on common stock ($0.55 per share)	—	—	—	—	(106)	—	(106)
Purchase of common stock	(10.2)	—	—	—	—	(308)	(308)
Net issuance of common stock under employee stock plans	1.2	—	(46)	—	(30)	63	(13)
Share-based compensation	—	—	37	—	—	—	37
Other	—	—	1	—	—	(1)	—
BALANCE AT DECEMBER 31, 2012	188.3	1,141	2,162	(413)	5,928	(1,879)	6,939
Net income	—	—	—	—	541	—	541
Other comprehensive income, net of tax	—	—	—	22	—	—	22
Cash dividends declared on common stock ($0.68 per share)	—	—	—	—	(126)	—	(126)
Purchase of common stock	(7.5)	—	—	—	—	(291)	(291)
Net issuance of common stock under employee stock plans	1.5	—	(17)	—	(25)	72	30
Share-based compensation	—	—	35	—	—	—	35
Other	—	—	(1)	—	—	1	—
BALANCE AT DECEMBER 31, 2013	182.3	1,141	2,179	(391)	6,318	(2,097)	7,150
Net income	—	—	—	—	593	—	593
Other comprehensive loss, net of tax	—	—	—	(21)	—	—	(21)
Cash dividends declared on common stock ($0.79 per share)	—	—	—	—	(143)	—	(143)
Purchase of common stock	(5.4)	—	—	—	—	(260)	(260)
Net issuance of common stock under employee stock plans	2.1	—	(27)	—	(24)	96	45
Share-based compensation	—	—	38	—	—	—	38
Other	—	—	(2)	—	—	2	—
BALANCE AT DECEMBER 31, 2014	179.0	$1,141	$2,188	$(412)	$6,744	$(2,259)	$7,402
See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
Comerica Incorporated and Subsidiaries

(in millions)
Years Ended December 31	2014	2013	2012
OPERATING ACTIVITIES
Net income	$593	$541	$521
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	27	46	79
Provision (benefit) for deferred income taxes	130	(20)	158
Depreciation and amortization	123	122	133
Net periodic defined benefit cost	40	88	81
Share-based compensation expense	38	35	37
Net amortization of securities	13	23	48
Accretion of loan purchase discount	(34)	(49)	(71)
Net securities losses (gains)	—	1	(12)
Net (gain) loss/writedown on foreclosed property	(4)	4	—
Gain on debt redemption	(32)	(1)	—
Excess tax benefits from share-based compensation arrangements	(7)	(3)	(1)
Net change in:
Trading securities	13	6	1
Accrued income receivable	(4)	7	5
Accrued expenses payable	(14)	38	35
Other, net	(243)	(2)	(322)
Net cash provided by operating activities	639	836	692
INVESTING ACTIVITIES
Investment securities:
Maturities and redemptions	1,781	2,849	3,839
Purchases	(2,372)	(2,225)	(4,032)
Net change in loans	(3,144)	549	(3,498)
Sales of Federal Home Loan Bank stock	41	41	3
Proceeds from sales of foreclosed property	20	55	82
Net increase in premises and equipment	(70)	(102)	(75)
Other, net	1	7	5
Net cash (used in) provided by investing activities	(3,743)	1,174	(3,676)
FINANCING ACTIVITIES
Net change in:
Deposits	4,013	1,229	4,520
Short-term borrowings	(137)	143	40
Medium- and long-term debt:
Maturities and redemptions	(1,406)	(1,080)	(193)
Issuances	596	—	—
Common stock:
Repurchases	(260)	(291)	(308)
Cash dividends paid	(137)	(123)	(97)
Issuances under employee stock plans	49	33	3
Excess tax benefits from share-based compensation arrangements	7	3	1
Other, net	(1)	(7)	(4)
Net cash provided by (used in) financing activities	2,724	(93)	3,962
Net (decrease) increase in cash and cash equivalents	(380)	1,917	978
Cash and cash equivalents at beginning of period	6,451	4,534	3,556
Cash and cash equivalents at end of period	$6,071	$6,451	$4,534
Interest paid	$101	$114	$135
Income taxes, tax deposits and tax-related interest paid	218	115	46
Noncash investing and financing activities:
Loans transferred to other real estate	16	14	42
Securities transferred from available-for-sale to held-to-maturity	1,958	—	—
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
Principles of Consolidation
The consolidated financial statements include the accounts of the Corporation and the accounts of those subsidiaries that are majority owned and in which the Corporation has a controlling financial interest. The Corporation consolidates entities not determined to be variable interest entities (VIEs) when it holds a controlling financial interest in the entity's outstanding voting stock and uses the cost or equity method when it holds less than a controlling financial interest. In consolidation, all significant intercompany accounts and transactions are eliminated. The results of operations of companies acquired are included from the date of acquisition. Certain amounts in the financial statements for prior years have been reclassified to conform to current financial statement presentation.
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
The Corporation evaluates its investments in VIEs, both at inception and when there is a change in circumstances that requires reconsideration, to determine if the Corporation is the primary beneficiary and consolidation is required. The Corporation accounts for unconsolidated VIEs using either the proportional, cost or equity method. These investments are included in "accrued income and other assets" on the consolidated balance sheets.
The proportional method is used for investments in affordable housing projects that qualify for the low-income housing tax credit (LIHTC). The equity method is used for other investments where the Corporation has the ability to exercise significant influence over the entity’s operation and financial policies, which is generally presumed to exist if the Corporation owns more than a 20 percent voting interest in the entity. Other unconsolidated equity investments that do not meet the criteria to be accounted for under the equity method are accounted for under the cost method. Amortization and other write-downs of LIHTC investments are presented on a net basis as a component of the "provision for income taxes," while income, amortization and write-downs from cost and equity method investments are recorded in “other noninterest income” on the consolidated statements of income.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Comerica Incorporated and Subsidiaries

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
Trading securities and associated deferred compensation plan liabilities
Trading securities include securities held for trading purposes as well as assets held related to employee deferred compensation plans. Trading securities and associated deferred compensation plan liabilities are recorded at fair value on a recurring basis and included in “other short-term investments” and “accrued expenses and other liabilities,” respectively, on the consolidated balance sheets. Level 1 trading securities include assets related to employee deferred compensation plans, which are invested in mutual funds, U.S. Treasury securities that are traded by dealers or brokers in active over-the-counter markets and other securities traded on an active exchange, such as the New York Stock Exchange. Deferred compensation plan liabilities represent the fair value of the obligation to the employee, which corresponds to the fair value of the invested assets. Level 2 trading securities include municipal bonds and residential mortgage-backed securities issued by U.S. government-sponsored entities

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Comerica Incorporated and Subsidiaries

and corporate debt securities. The methods used to value trading securities are the same as the methods used to value investment securities, discussed below.
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
Investment securities
Investment securities available-for-sale are recorded at fair value on a recurring basis. The Corporation discloses estimated fair values of investment securities held-to-maturity, which is determined in the same manner as investment securities available-for-sale. Level 1 securities include those traded on an active exchange, such as the New York Stock Exchange, U.S. Treasury securities that are traded by dealers or brokers in active over-the-counter markets and money market funds. Level 2 securities include residential mortgage-backed securities issued by U.S. government agencies and U.S. government-sponsored entities and corporate debt securities. The fair value of Level 2 securities is determined using quoted prices of securities with similar characteristics, or pricing models based on observable market data inputs, primarily interest rates, spreads and prepayment information.
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
Warrants which contain a net exercise provision or a non-contingent put right embedded in the warrant agreement are accounted for as derivatives and recorded at fair value on a recurring basis using a Black-Scholes valuation model. The Black-Scholes valuation model utilizes five inputs: risk-free rate, expected life, volatility, exercise price, and the per share market value of the underlying company. The Corporation holds a portfolio of warrants for generally nonmarketable equity securities with a fair value of $4 million at December 31, 2014, included in "accrued income and other assets" on the consolidated balance sheets. These warrants are primarily from non-public technology companies obtained as part of the loan origination process. The Corporate Development Department is responsible for the warrant valuation process, which includes reviewing all significant inputs for reasonableness, and for providing valuation results to senior management. Increases in any of these inputs in isolation, with the exception of exercise price, would result in a higher fair value. Increases in exercise price in isolation would result in a lower fair value. The Corporation classifies warrants accounted for as derivatives as Level 3.
The Corporation also holds a derivative contract associated with the 2008 sale of its remaining ownership of Visa Inc. (Visa) Class B shares. Under the terms of the derivative contract, the Corporation will compensate the counterparty primarily for dilutive adjustments made to the conversion factor of the Visa Class B to Class A shares based on the ultimate outcome of litigation involving Visa. Conversely, the Corporation will be compensated by the counterparty for any increase in the conversion factor from anti-dilutive adjustments. At December 31, 2014, the fair value of the contract was a liability of $1 million. The recurring fair value of the derivative contract is based on unobservable inputs consisting of management's estimate of the litigation outcome, timing of litigation settlements and payments related to the derivative. Significant increases in the estimate of litigation outcome and the timing of litigation settlements in isolation would result in a significantly higher liability fair value. Significant increases in payments related to the derivative in isolation would result in a significantly lower liability fair value. The Corporation classifies the derivative liability as Level 3.
Nonmarketable equity securities
The Corporation has a portfolio of indirect (through funds) private equity and venture capital investments with a carrying value and unfunded commitments of $11 million and $5 million, respectively, at December 31, 2014. These funds generally cannot be redeemed and the majority is not readily marketable. Distributions from these funds are received by the Corporation as a result of the liquidation of underlying investments of the funds and/or as income distributions. It is estimated that the underlying assets of the funds will be liquidated over a period of up to 15 years. Recently issued federal regulations will require the Corporation to sell certain of these funds prior to liquidation. The investments are accounted for either on the cost or equity method and are individually reviewed for impairment on a quarterly basis by comparing the carrying value to the estimated fair value. These investments may be carried at fair value on a nonrecurring basis when they are deemed to be impaired and written down to fair value. Where there is not a readily determinable fair value, the Corporation estimates fair value for indirect private equity and venture capital investments based on the net asset value, as reported by the fund, after indication that the fund adheres to applicable fair value measurement guidance. On a quarterly basis, the Corporate Development Department is responsible, with appropriate oversight and approval provided by senior management, for performing the valuation procedures and updating significant inputs, as are primarily provided by the underlying fund's management. The Corporation classifies fair value measurements of nonmarketable equity securities as Level 3.
The Corporation also holds restricted equity investments, primarily Federal Home Loan Bank (FHLB) and Federal Reserve Bank (FRB) stock. Restricted equity securities are not readily marketable and are recorded at cost (par value) in "accrued income and other assets" on the consolidated balance sheets and evaluated for impairment based on the ultimate recoverability of the par value. No significant observable market data for these instruments is available. The Corporation considers the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Comerica Incorporated and Subsidiaries

profitability and asset quality of the issuer, dividend payment history and recent redemption experience when determining the ultimate recoverability of the par value. The Corporation’s investment in FHLB stock totaled $7 million and $48 million at December 31, 2014 and 2013, respectively, and its investment in FRB stock totaled $85 million at both December 31, 2014 and 2013. The Corporation believes its investments in FHLB and FRB stock are ultimately recoverable at par. Therefore, the carrying amount for these restricted equity investments approximates fair value. The Corporation classifies the estimated fair value of such investments as Level 1.
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
Investment Securities
Securities not held for trading purposes are classified as available-for-sale or held-to-maturity. Only those debt securities for which management has the intent and ability to hold to maturity are classified as held-to-maturity and recorded at amortized

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Comerica Incorporated and Subsidiaries

cost. Securities available-for-sale are recorded at fair value, with unrealized gains and losses, net of income taxes, reported as a separate component of other comprehensive income (loss) (OCI).
Securities transferred from available-for-sale to held-to-maturity are reclassified at fair value on the date of transfer. The net unrealized gain (loss) at the date of transfer is included in historical cost and amortized over the remaining life of the related securities as a yield adjustment consistent with the amortization of the net unrealized gain (loss) included in accumulated other comprehensive loss on the same securities, resulting in no impact to net income.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Comerica Incorporated and Subsidiaries

Nonperforming TDRs include TDRs on nonaccrual status and loans which have been renegotiated to less than the original contractual rates (reduced-rate loans). All TDRs are considered impaired loans.
Loan Origination Fees and Costs
Substantially all loan origination fees and costs are deferred and amortized to net interest income of over the life of the related loan or over the commitment period as a yield adjustment. Net deferred income on originated loans, including unearned income and unamortized costs, fees, premiums and discounts, totaled $267 million and $287 million at December 31, 2014 and 2013, respectively.
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
Loans which do not meet the criteria to be evaluated individually are evaluated in homogeneous pools of loans with similar risk characteristics. Business loans are assigned to pools based on the Corporation's internal risk rating system. Internal risk ratings are assigned to each business loan at the time of approval and are subjected to subsequent periodic reviews by the Corporation’s senior management, generally at least annually or more frequently upon the occurrence of a circumstance that affects the credit risk of the loan. For business loans not individually evaluated, losses inherent to the pool are estimated by applying standard reserve factors to outstanding principal balances. Standard reserve factors are based on estimated probabilities of default for each internal risk rating, set to a default horizon based on an estimated loss emergence period, and loss given default. These factors are evaluated quarterly and updated annually, unless economic conditions necessitate a change, giving consideration to count-based borrower risk rating migration experience and trends, recent charge-off experience, current economic conditions and trends, changes in collateral values of properties securing loans, and trends with respect to past due and nonaccrual amounts.
The allowance for business loans not individually evaluated also includes qualitative adjustments to bring the allowance to the level management believes is appropriate based on factors that have not otherwise been fully accounted for, including adjustments for (i) risk factors that have not been fully addressed in internal risk ratings, (ii) imprecision in the risk rating system resulting from inaccuracy in assigning and/or entering risk ratings in the loan accounting system, (iii) market conditions and (iv) model imprecision. Risk factors that have not been fully addressed in internal risk ratings may include portfolios where recent historical losses exceed expected losses or known recent events are expected to alter risk ratings once evidence is acquired, portfolios where a certain level of concentration introduces added risk, or changes in the level and quality of experience held by lending management. An additional allowance for risk rating errors is calculated based on the results of risk rating accuracy assessments performed on samples of business loans conducted by the Corporation's asset quality review function, a function independent of

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Comerica Incorporated and Subsidiaries

the lending and credit groups responsible for assigning the initial internal risk rating at the time of approval. Qualitative adjustments for market conditions are determined based on an established framework. The determination of the appropriate adjustment is based on management's analysis of observable macroeconomic metrics, including consideration of regional metrics within the Corporation's footprint, internal credit risk movement and a qualitative assessment of the lending environment, including underwriting standards, current economic and political conditions, and other factors affecting credit quality. Management recognizes the sensitivity of various assumptions made in the quantitative modeling of expected losses and may adjust reserves depending upon the level of uncertainty that currently exists in one or more assumption.
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
 Allowance for Credit Losses on Lending-Related Commitments
The allowance for credit losses on lending-related commitments provides for probable losses inherent in lending-related commitments, including unused commitments to extend credit and letters of credit. The allowance for credit losses on lending-related commitments includes allowances based on homogeneous pools of letters of credit and unused commitments to extend credit within each internal risk rating. A probability of draw estimate is applied to the commitment amount, and the result is multiplied by standard reserve factors consistent with business loans. In general, the probability of draw for letters of credit is considered certain for all letters of credit supporting loans and for letters of credit assigned an internal risk rating generally consistent with regulatory defined substandard or doubtful. Other letters of credit and all unfunded commitments have a lower probability of draw. The allowance for credit losses on lending-related commitments is included in “accrued expenses and other liabilities” on the consolidated balance sheets, with the corresponding charge reflected in the “provision for credit losses” on the consolidated statements of income.
Nonperforming Assets
Nonperforming assets consist of nonaccrual loans, including loans held-for-sale, reduced-rate loans and foreclosed property.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Comerica Incorporated and Subsidiaries

A loan is considered past due when the contractually required principal or interest payment is not received by the specified due date or, for certain loans, when a scheduled monthly payment is past due and unpaid for 30 days or more. Business loans are generally placed on nonaccrual status when management determines full collection of principal or interest is unlikely or when principal or interest payments are 90 days past due, unless the loan is fully collateralized and in the process of collection. Business loans typically require individual evaluation and management judgment to determine the timing and amount of principal charge-offs. The past-due status of a business loan is one of many indicative factors considered in determining the collectibility of the credit. The primary driver of when the principal amount of a business loan should be fully or partially charged-off is based on a qualitative assessment of the recoverability of the principal amount from collateral and other cash flow sources. Residential mortgage and home equity loans are generally placed on nonaccrual status once they become 90 days past due and are charged off to current appraised values less costs to sell no later than 180 days past due. In addition, junior lien home equity loans less than 90 days past due are placed on nonaccrual status if they have underlying risk characteristics that place full collection of the loan in doubt, such as when the related senior lien position is seriously delinquent. Residential mortgage and consumer loans in bankruptcy for which the court has discharged the borrower's obligation and the borrower has not reaffirmed the debt are placed on nonaccrual status and written down to estimated collateral value, without regard to the actual payment status of the loan, and are classified as TDRs. All other consumer loans are generally not placed on nonaccrual status and are charged off at no later than 120 days past due, earlier if deemed uncollectible.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Comerica Incorporated and Subsidiaries

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Comerica Incorporated and Subsidiaries

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
For derivatives designated as hedging instruments at inception, the Corporation uses either the short-cut method or applies statistical regression analysis to assess effectiveness. The short-cut method is used for $700 million notional of fair value hedges of medium and long-term debt issued prior to 2006. This method allows for the assumption of zero hedge ineffectiveness and eliminates the requirement to further assess hedge effectiveness on these transactions. For hedge relationships to which the Corporation does not apply the short-cut method, statistical regression analysis is used at inception and for each reporting period thereafter to assess whether the derivative used has been and is expected to be highly effective in offsetting changes in the fair value or cash flows of the hedged item. All components of each derivative instrument’s gain or loss are included in the assessment of hedge effectiveness. Net hedge ineffectiveness is recorded in “other noninterest income” on the consolidated statements of income.
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
Share-Based Compensation
The Corporation recognizes share-based compensation expense using the straight-line method over the requisite service period for all stock awards, including those with graded vesting. The requisite service period is the period an employee is required to provide service in order to vest in the award, which cannot extend beyond the date at which the employee is no longer required to perform any service to receive the share-based compensation (the retirement-eligible date). Certain awards are contingent upon performance and/or market conditions, which affect the number of shares ultimately issued. The Corporation periodically evaluates the probable outcome of the performance conditions and makes cumulative adjustments to compensation expense as appropriate. Market conditions are included in the determination of the fair value of the award on the date of grant. Subsequent to the grant date, market conditions have no impact on the amount of compensation expense the Corporation will recognize over the life of the award.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Comerica Incorporated and Subsidiaries

Fiduciary income includes fees and commissions from asset management, custody, recordkeeping, investment advisory and other services provided to personal and institutional trust customers. Revenue is recognized on an accrual basis at the time the services are performed and are based on either the market value of the assets managed or the services provided.
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
Defined Benefit Pension and Other Postretirement Costs
Defined benefit pension costs are included in “salaries and benefits expense" on the consolidated statements of income and are funded consistent with the requirements of federal laws and regulations. Inherent in the determination of defined benefit pension costs are assumptions concerning future events that will affect the amount and timing of required benefit payments under the plans. These assumptions include demographic assumptions such as retirement age and mortality, a compensation rate increase, a discount rate used to determine the current benefit obligation and a long-term expected rate of return on plan assets. Net periodic defined benefit pension expense includes service cost, interest cost based on the assumed discount rate, an expected return on plan assets based on an actuarially derived market-related value of assets, amortization of prior service cost and amortization of net actuarial gains or losses. The market-related value of plan assets is determined by amortizing the current year’s investment gains and losses (the actual investment return net of the expected investment return) over 5 years. The amortization adjustment cannot exceed 10 percent of the fair value of assets. Prior service costs include the impact of plan amendments on the liabilities and are amortized over the future service periods of active employees expected to receive benefits under the plan. Actuarial gains and losses result from experience different from that assumed and from changes in assumptions (excluding asset gains and losses not yet reflected in market-related value). Amortization of actuarial gains and losses is included as a component of net periodic defined benefit pension cost for a year if the actuarial net gain or loss exceeds 10 percent of the greater of the projected benefit obligation or the market-related value of plan assets. If amortization is required, the excess is amortized over the average remaining service period of participating employees expected to receive benefits under the plan.
Postretirement benefits are recognized in “salaries and benefits expense" on the consolidated statements of income during the average remaining service period of participating employees expected to receive benefits under the plan or the average remaining future lifetime of retired participants currently receiving benefits under the plan.
See Note 17 for further information regarding the Corporation’s defined benefit pension and other postretirement plans.
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
Earnings Per Share
Basic net income per common share is calculated using the two-class method. The two-class method is an earnings allocation formula that determines earnings per share for each share of common stock and participating securities according to dividends declared (distributed earnings) and participation rights in undistributed earnings. Distributed and undistributed earnings are allocated between common and participating security shareholders based on their respective rights to receive dividends. Nonvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents are considered participating securities (e.g., nonvested restricted stock and service-based restricted stock units). Undistributed net losses are not allocated to nonvested restricted shareholders, as these shareholders do not have a contractual obligation to fund the losses incurred by the Corporation. Net income attributable to common shares is then divided by the weighted-average number of common shares outstanding during the period.
Diluted net income per common share is calculated using the more dilutive of either the treasury method or the two-class method. The dilutive calculation considers common stock issuable under the assumed exercise of stock options and performance-based restricted stock units granted under the Corporation’s stock plans and warrants using the treasury stock method, if dilutive.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Comerica Incorporated and Subsidiaries

Net income attributable to common shares is then divided by the total of weighted-average number of common shares and common stock equivalents outstanding during the period.
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
Recently Adopted Accounting Pronouncement
Effective January 1, 2014, the Corporation early adopted Accounting Standards Update (ASU) No. 2014-01, “Investments-Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Qualified Affordable Housing Projects,” an amendment to GAAP which enables companies that invest in affordable housing projects that qualify for the low-income housing tax credit (LIHTC) to elect to use the proportional amortization method if certain conditions are met. Under the proportional amortization method, the initial investment cost of the project is amortized in proportion to the amount of tax credits and other benefits received, with the results of the investment presented on a net basis as a component of the provision for income taxes. Previously, LIHTC investments were accounted for under the cost or equity method, and the amortization was recorded as a reduction to other noninterest income, with the tax credits and other benefits received recorded as a component of the provision for income taxes. The Corporation believes the proportional amortization method more appropriately represents the economics of LIHTC investments and provides users with a better understanding of the returns from such investments than the cost or equity method.
The cumulative effect of the retrospective application of the change in amortization method was a $3 million decrease to both "accrued income and other assets" and "retained earnings" on the consolidated balance sheets as of January 1, 2013. The consolidated financial statements have been retrospectively adjusted to reflect the prior period effect of the adoption of the amendment, which resulted in increases of $56 million and $52 million to both "other noninterest income" and "provision for income taxes" for the years ended December 31, 2013 and 2012, respectively. The adoption of ASU 2014-01 had no effect on net income or earnings per common share for any period presented.
See Note 9 for additional information regarding LIHTC and other tax credit investments.
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
In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606),” (ASU 2014-09), which is intended to improve and converge the financial reporting requirements for revenue contracts with customers. Previous GAAP comprised broad revenue recognition concepts along with numerous industry-specific requirements. The new guidance establishes a five-step model which entities must follow to recognize revenue and removes inconsistencies and weaknesses in existing guidance. ASU 2014-09 is effective for annual and interim periods beginning after December 15, 2016, and must be retrospectively applied. Entities will have the option of presenting prior periods as impacted by the new guidance or presenting the cumulative effect of initial application along with supplementary disclosures. Early adoption is prohibited. The Corporation is currently evaluating the impact of adopting ASU 2014-09.
In June 2014, the FASB issued ASU No. 2014-12, “Compensation-Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period,” (ASU 2014-12). The new guidance requires that a performance target that affects vesting and that could be

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Comerica Incorporated and Subsidiaries

achieved after the requisite service period be treated as a performance condition. ASU 2014-12 is effective for annual and interim periods beginning after December 15, 2015, with early adoption permitted. The Corporation's current accounting treatment of performance conditions for employees who are or become retirement eligible prior to the achievement of the performance target are consistent with ASU 2014-12 and, as such, does not expect the new guidance to have a material effect on the Corporation’s financial condition and results of operations. The Corporation expects to prospectively adopt ASU 2014-12 in the first quarter 2015.

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
Refer to Note 1 for further information about the fair value hierarchy, descriptions of the valuation methodologies and key inputs used to measure financial assets and liabilities recorded at fair value, as well as a description of the methods and significant assumptions used to estimate fair value disclosures for financial instruments not recorded at fair value in their entirety on a recurring basis.
ASSETS AND LIABLILITIES RECORDED AT FAIR VALUE ON A RECURRING BASIS
The following tables present the recorded amount of assets and liabilities measured at fair value on a recurring basis as of December 31, 2014 and 2013.

(in millions)	Total	Level 1	Level 2	Level 3
December 31, 2014

Trading securities:
Deferred compensation plan assets	$94	$94	$—	$—
Investment securities available-for-sale:
U.S. Treasury and other U.S. government agency securities	526	526	—	—
Residential mortgage-backed securities (a)	7,274	—	7,274	—
State and municipal securities	23	—	—	23	(b)
Corporate debt securities	51	—	50	1	(b)
Equity and other non-debt securities	242	130	—	112	(b)
Total investment securities available-for-sale	8,116	656	7,324	136
Derivative assets:
Interest rate contracts	328	—	328	—
Energy derivative contracts	527	—	527	—
Foreign exchange contracts	39	—	39	—
Warrants	4	—	—	4
Total derivative assets	898	—	894	4
Total assets at fair value	$9,108	$750	$8,218	$140
Derivative liabilities:
Interest rate contracts	$102	$—	$102	$—
Energy derivative contracts	525	—	525	—
Foreign exchange contracts	34	—	34	—
Other	1	—	—	1
Total derivative liabilities	662	—	661	1
Deferred compensation plan liabilities	94	94	—	—
Total liabilities at fair value	$756	$94	$661	$1

(a)	Residential mortgage-backed securities issued and/or guaranteed by U.S. government agencies or U.S. government-sponsored enterprises.

(b)	Auction-rate securities.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Comerica Incorporated and Subsidiaries

(in millions)	Total	Level 1	Level 2	Level 3
December 31, 2013
Trading securities:
Deferred compensation plan assets	$96	$96	$—	$—
Equity and other non-debt securities	7	7	—	—
Residential mortgage-backed securities (a)	2	—	2	—
State and municipal securities	3	—	3	—
Total trading securities	108	103	5	—
Investment securities available-for-sale:
U.S. Treasury and other U.S. government agency securities	45	45	—	—
Residential mortgage-backed securities (a)	8,926	—	8,926	—
State and municipal securities	22	—	—	22	(b)
Corporate debt securities	56	—	55	1	(b)
Equity and other non-debt securities	258	122	—	136	(b)
Total investment securities available-for-sale	9,307	167	8,981	159
Derivative assets:
Interest rate contracts	380	—	380	—
Energy derivative contracts	105	—	105	—
Foreign exchange contracts	15	—	15	—
Warrants	3	—	—	3
Total derivative assets	503	—	500	3
Total assets at fair value	$9,918	$270	$9,486	$162
Derivative liabilities:
Interest rate contracts	$133	$—	$133	$—
Energy derivative contracts	102	—	102	—
Foreign exchange contracts	14	—	14	—
Other	2	—	—	2
Total derivative liabilities	251	—	249	2
Deferred compensation plan liabilities	96	96	—	—
Total liabilities at fair value	$347	$96	$249	$2

(a)	Residential mortgage-backed securities issued and/or guaranteed by U.S. government agencies or U.S. government-sponsored enterprises.

(b)	Auction-rate securities.
There were no transfers of assets or liabilities recorded at fair value on a recurring basis into or out of Level 1, Level 2 and Level 3 fair value measurements during the years ended December 31, 2014 and 2013.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Comerica Incorporated and Subsidiaries

The following table summarizes the changes in Level 3 assets and liabilities measured at fair value on a recurring basis for the years ended December 31, 2014 and 2013.

		Net Realized/Unrealized Gains (Losses) (Pretax)

	Balance at Beginning of Period	Recorded in Earnings				Recorded in Other Comprehensive Income (Loss)				Balance at End of Period

(in millions)		Realized		Unrealized				Sales	Settlements
Year Ended December 31, 2014
Investment securities available-for-sale:
State and municipal securities (a)	$22	$—		$—		$1	(b)	$—	$—	$23
Corporate debt securities (a)	1	—		—		—		—	—	1
Equity and other non-debt securities (a)	136	2	(c)	—		7	(b)	(33)	—	112
Total investment securities available-for-sale	159	2	(c)	—		8	(b)	(33)	—	136
Derivative assets:
Warrants	3	7	(d)	1	(d)	—		(7)	—	4
Derivative liabilities:
Other	2	(1)	(c)	—		—		—	(2)	1
Year Ended December 31, 2013
Investment securities available-for-sale:
State and municipal securities (a)	$23	$—		$—		$2	(b)	$(3)	$—	$22
Corporate debt securities (a)	1	—		—		—		—	—	1
Equity and other non-debt securities (a)	156	1	(c)	—		(1)	(b)	(20)	—	136
Total investment securities available-for-sale	180	1	(c)	—		1	(b)	(23)	—	159
Derivative assets:
Warrants	3	9	(d)	1	(d)	—		(4)	(6)	3
Derivative liabilities:
Other	1	—		(2)	(c)	—		—	(1)	2

(a)	Auction-rate securities.

(b)	Recorded in "net unrealized gains (losses) on investment securities available-for-sale" in other comprehensive income.

(c)	Realized and unrealized gains and losses due to changes in fair value recorded in "net securities gains (losses)" on the consolidated statements of income.

(d)	Realized and unrealized gains and losses due to changes in fair value recorded in "other noninterest income" on the consolidated statements of income.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Comerica Incorporated and Subsidiaries

ASSETS AND LIABILITIES RECORDED AT FAIR VALUE ON A NONRECURRING BASIS
The Corporation may be required, from time to time, to record certain assets and liabilities at fair value on a nonrecurring basis. These include assets that are recorded at the lower of cost or fair value, and were recognized at fair value since it was less than cost at the end of the period. All assets recorded at fair value on a nonrecurring basis were classified as Level 3 at December 31, 2014 and 2013 and are presented in the following table. No liabilities were recorded at fair value on a nonrecurring basis at December 31, 2014 and 2013.

(in millions)	Level 3
December 31, 2014
Loans:
Commercial	$38
Commercial mortgage	26
Total loans	64
Nonmarketable equity securities (a)	2
Other real estate	2
Total assets at fair value	$68
December 31, 2013
Loans:
Commercial	$43
Real estate construction	20
Commercial mortgage	61
International	4
Total loans	128
Nonmarketable equity securities (a)	2
Other real estate	5
Total assets at fair value	$135

(a)	Commitments to fund additional investments in nonmarketable equity securities recorded at fair value on a nonrecurring basis were insignificant at December 31, 2014 and 2013.
Level 3 assets recorded at fair value on a nonrecurring basis at December 31, 2014 and 2013 included loans for which a specific allowance was established based on the fair value of collateral and other real estate for which fair value of the properties was less than the cost basis. For both asset classes, the unobservable inputs were the additional adjustments applied by management to the appraised values to reflect such factors as non-current appraisals and revisions to estimated time to sell. These adjustments are determined based on qualitative judgments made by management on a case-by-case basis and are not quantifiable inputs, although they are used in the determination of fair value.
The following table presents quantitative information related to the significant unobservable inputs utilized in the Corporation's Level 3 recurring fair value measurement as of December 31, 2014 and December 31, 2013. The Corporation's Level 3 recurring fair value measurements include auction-rate securities where fair value is determined using an income approach based on a discounted cash flow model. The inputs in the table below reflect management's expectation of continued illiquidity in the secondary auction-rate securities market due to a lack of market activity for the issuers remaining in the portfolio, a lack of market incentives for issuer redemptions, and the expectation for a continuing low interest rate environment.

		Discounted Cash Flow Model
		Unobservable Input
	Fair Value (in millions)	Discount Rate	Workout Period (in years)
December 31, 2014
State and municipal securities (a)	$23	3% - 9%	1 - 3
Equity and other non-debt securities (a)	112	4% - 8%	1 - 2
December 31, 2013
State and municipal securities (a)	$22	5% - 10%	3 - 4
Equity and other non-debt securities (a)	136	5% - 8%	2 - 3

(a)	Auction-rate securities.

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
The carrying amount and estimated fair value of financial instruments not recorded at fair value in their entirety on a recurring basis on the Corporation’s consolidated balance sheets are as follows:

	Carrying Amount	Estimated Fair Value
(in millions)		Total	Level 1	Level 2	Level 3
December 31, 2014
Assets
Cash and due from banks	$1,026	$1,026	$1,026	$—	$—
Interest-bearing deposits with banks	5,045	5,045	5,045	—	—
Investment securities held-to-maturity	1,935	1,933	—	1,933	—
Loans held-for-sale	5	5	—	5	—
Total loans, net of allowance for loan losses (a)	47,999	47,932	—	—	47,932
Customers’ liability on acceptances outstanding	10	10	10	—	—
Nonmarketable equity securities (b)	11	18	—	—	18
Restricted equity investments	92	92	92	—	—
Liabilities
Demand deposits (noninterest-bearing)	27,224	27,224	—	27,224	—
Interest-bearing deposits	25,841	25,841	—	25,841	—
Customer certificates of deposit	4,421	4,411	—	4,411	—
Total deposits	57,486	57,476	—	57,476	—
Short-term borrowings	116	116	116	—	—
Acceptances outstanding	10	10	10	—	—
Medium- and long-term debt	2,679	2,681	—	2,681	—
Credit-related financial instruments	(85)	(85)	—	—	(85)
December 31, 2013
Assets
Cash and due from banks	$1,140	$1,140	$1,140	$—	$—
Interest-bearing deposits with banks	5,311	5,311	5,311	—	—
Loans held-for-sale	4	4	—	4	—
Total loans, net of allowance for loan losses (a)	44,872	44,801	—	—	44,801
Customers’ liability on acceptances outstanding	11	11	11	—	—
Nonmarketable equity securities (b)	12	19	—	—	19
Restricted equity investments	133	133	133	—	—
Liabilities
Demand deposits (noninterest-bearing)	23,875	23,875	—	23,875	—
Interest-bearing deposits	24,354	24,354	—	24,354	—
Customer certificates of deposit	5,063	5,055	—	5,055	—
Total deposits	53,292	53,284	—	53,284	—
Short-term borrowings	253	253	253	—	—
Acceptances outstanding	11	11	11	—	—
Medium- and long-term debt	3,543	3,540	—	3,540	—
Credit-related financial instruments	(88)	(88)	—	—	(88)

(a)	Included $64 million and $128 million of impaired loans recorded at fair value on a nonrecurring basis at December 31, 2014 and 2013, respectively.

(b)	Included $2 million of nonmarketable equity securities recorded at fair value on a nonrecurring basis at both December 31, 2014 and 2013.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Comerica Incorporated and Subsidiaries

NOTE 3 - INVESTMENT SECURITIES
A summary of the Corporation’s investment securities follows:

(in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2014
Investment securities available-for-sale:
U.S. Treasury and other U.S. government agency securities	$526	$—	$—	$526
Residential mortgage-backed securities (a)	7,192	122	40	7,274
State and municipal securities	24	—	1	23
Corporate debt securities	51	—	—	51
Equity and other non-debt securities	242	1	1	242
Total investment securities available-for-sale (b)	$8,035	$123	$42	$8,116

Investment securities held-to-maturity (c):
Residential mortgage-backed securities (a)	$1,935	$—	$2	$1,933

December 31, 2013
Investment securities available-for-sale:
U.S. Treasury and other U.S. government agency securities	$45	$—	$—	$45
Residential mortgage-backed securities (a)	9,023	91	188	8,926
State and municipal securities	24	—	2	22
Corporate debt securities	56	—	—	56
Equity and other non-debt securities	266	1	9	258
Total investment securities available-for-sale (b)	$9,414	$92	$199	$9,307

(a)	Residential mortgage-backed securities issued and/or guaranteed by U.S. government agencies or U.S. government-sponsored enterprises.

(b)
Included auction-rate securities at amortized cost and fair value of $137 million and $136 million, respectively, as of December 31, 2014 and $169 million and $159 million, respectively, as of December 31, 2013.

(c)
Investment securities transferred from available-for-sale are reclassified at fair value at the time of transfer. The amortized cost of investment securities held-to-maturity included gross unrealized gains of $9 million and gross unrealized losses of $32 million at December 31, 2014 related to securities transferred, which are included in accumulated other comprehensive loss.

During the fourth quarter 2014, the Corporation transferred residential mortgage-backed securities with a fair value of approximately $2.0 billion from available-for-sale to held-to-maturity. Accumulated other comprehensive loss included pretax net unrealized losses of $23 million at the date of transfer.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Comerica Incorporated and Subsidiaries

A summary of the Corporation’s investment securities in an unrealized loss position as of December 31, 2014 and 2013 follows:

	Temporarily Impaired
	Less than 12 Months			12 Months or more			Total
(in millions)	Fair Value	Unrealized Losses		Fair Value	Unrealized Losses		Fair Value	Unrealized Losses
December 31, 2014
U.S. Treasury and other U.S. government agency securities	$298	$—	(a)	$—	$—		$298	$—	(a)
Residential mortgage-backed securities (b)	626	3		3,112	71		3,738	74
State and municipal securities (c)	—	—		22	1		22	1
Corporate debt securities (c)	—	—		1	—	(a)	1	—	(a)
Equity and other non-debt securities (c)	—	—		112	1		112	1
Total impaired securities	$924	$3		$3,247	$73		$4,171	$76
December 31, 2013
Residential mortgage-backed securities (b)	$5,825	$187		$11	$1		$5,836	$188
State and municipal securities (c)	—	—		22	2		22	2
Corporate debt securities (c)	—	—		1	—	(a)	1	—	(a)
Equity and other non-debt securities (c)	—	—		148	9		148	9
Total impaired securities	$5,825	$187		$182	$12		$6,007	$199

(a)	Unrealized losses less than $0.5 million.

(b)	Residential mortgage-backed securities issued and/or guaranteed by U.S. government agencies or U.S. government-sponsored enterprises.

(c)	Primarily auction-rate securities.
At December 31, 2014, the Corporation had 142 securities in an unrealized loss position with no credit impairment, including 80 residential mortgage-backed securities, 43 equity and other non-debt auction-rate preferred securities, 17 state and municipal auction-rate securities, one corporate auction-rate debt security and one U.S. Treasury security. As of December 31, 2014, approximately 89 percent of the aggregate par value of auction-rate securities have been redeemed or sold since acquisition, of which approximately 95 percent were redeemed at or above cost. The unrealized losses for these securities resulted from changes in market interest rates and liquidity. The Corporation ultimately expects full collection of the carrying amount of these securities, does not intend to sell the securities in an unrealized loss position, and it is not more-likely-than-not that the Corporation will be required to sell the securities in an unrealized loss position prior to recovery of amortized cost. The Corporation does not consider these securities to be other-than-temporarily impaired at December 31, 2014.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Comerica Incorporated and Subsidiaries

Sales, calls and write-downs of investment securities available-for-sale resulted in the following gains and losses recorded in “net securities gains (losses)” on the consolidated statements of income, computed based on the adjusted cost of the specific security.

(in millions)
Years Ended December 31	2014	2013	2012
Securities gains	$2	$1	$14
Securities losses (a)	(2)	(2)	(2)
Net securities (losses) gains	$—	$(1)	$12

(a)	Primarily charges related to a derivative contract tied to the conversion rate of Visa Class B shares.
The following table summarizes the amortized cost and fair values of debt securities by contractual maturity. Securities with multiple maturity dates are classified in the period of final maturity. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(in millions)	Available-for-sale		Held-to-maturity
December 31, 2014	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Contractual maturity
Within one year	$134	$134	$—	$—
After one year through five years	786	787	—	—
After five years through ten years	711	748	—	—
After ten years	6,162	6,205	1,935	1,933
Subtotal	7,793	7,874	1,935	1,933
Equity and other non-debt securities	242	242	—	—
Total investment securities	$8,035	$8,116	$1,935	$1,933
Included in the contractual maturity distribution in the table above were residential mortgage-backed securities available-for-sale with a total amortized cost and fair value of $7.2 billion and $7.3 billion, respectively, and residential mortgage-backed securities held-to-maturity with a total amortized cost and fair value of $1.9 billion. The actual cash flows of mortgage-backed securities may differ from contractual maturity as the borrowers of the underlying loans may exercise prepayment options.
At December 31, 2014, investment securities with a carrying value of $2.9 billion were pledged where permitted or required by law to secure $1.9 billion of liabilities, primarily public and other deposits of state and local government agencies and derivative instruments.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Comerica Incorporated and Subsidiaries

NOTE 4 – CREDIT QUALITY AND ALLOWANCE FOR CREDIT LOSSES
The following table presents an aging analysis of the recorded balance of loans.

	Loans Past Due and Still Accruing
(in millions)	30-59 Days	60-89 Days	90 Days or More	Total	Nonaccrual Loans	Current Loans		Total Loans
December 31, 2014
Business loans:
Commercial	$58	$13	$1	$72	$109	$31,339		$31,520
Real estate construction:
Commercial Real Estate business line (a)	3	—	—	3	1	1,602		1,606
Other business lines (b)	12	—	—	12	1	336		349
Total real estate construction	15	—	—	15	2	1,938		1,955
Commercial mortgage:
Commercial Real Estate business line (a)	8	1	1	10	22	1,758		1,790
Other business lines (b)	16	12	2	30	73	6,711		6,814
Total commercial mortgage	24	13	3	40	95	8,469		8,604
Lease financing	—	—	—	—	—	805		805
International	9	—	—	9	—	1,487		1,496
Total business loans	106	26	4	136	206	44,038		44,380
Retail loans:
Residential mortgage	9	2	—	11	36	1,784	(c)	1,831
Consumer:
Home equity	5	3	—	8	30	1,620		1,658
Other consumer	12	—	1	13	1	710		724
Total consumer	17	3	1	21	31	2,330		2,382
Total retail loans	26	5	1	32	67	4,114		4,213
Total loans	$132	$31	$5	$168	$273	$48,152	(c)	$48,593
December 31, 2013
Business loans:
Commercial	$36	$17	$4	$57	$81	$28,677		$28,815
Real estate construction:
Commercial Real Estate business line (a)	—	—	—	—	20	1,427		1,447
Other business lines (b)	—	—	—	—	1	314		315
Total real estate construction	—	—	—	—	21	1,741		1,762
Commercial mortgage:
Commercial Real Estate business line (a)	9	1	—	10	51	1,617		1,678
Other business lines (b)	27	6	4	37	105	6,967		7,109
Total commercial mortgage	36	7	4	47	156	8,584		8,787
Lease financing	—	—	—	—	—	845		845
International	—	—	3	3	4	1,320		1,327
Total business loans	72	24	11	107	262	41,167		41,536
Retail loans:
Residential mortgage	15	3	—	18	53	1,626	(c)	1,697
Consumer:
Home equity	6	2	—	8	33	1,476		1,517
Other consumer	4	1	5	10	2	708		720
Total consumer	10	3	5	18	35	2,184		2,237
Total retail loans	25	6	5	36	88	3,810		3,934
Total loans	$97	$30	$16	$143	$350	$44,977	(c)	$45,470

(a)	Primarily loans to real estate developers.

(b)	Primarily loans secured by owner-occupied real estate.

(c)	Included purchased credit-impaired (PCI) loans with a total carrying value of $2 million and $5 million at December 31, 2014 and 2013, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Comerica Incorporated and Subsidiaries

The following table presents loans by credit quality indicator, based on internal risk ratings assigned to each business loan at the time of approval and subjected to subsequent reviews, generally at least annually, and to pools of retail loans with similar risk characteristics.

	Internally Assigned Rating
(in millions)	Pass (a)	Special Mention (b)	Substandard (c)	Nonaccrual (d)	Total
December 31, 2014
Business loans:
Commercial	$30,310	$560	$541	$109	$31,520
Real estate construction:
Commercial Real Estate business line (e)	1,594	11	—	1	1,606
Other business lines (f)	336	7	5	1	349
Total real estate construction	1,930	18	5	2	1,955
Commercial mortgage:
Commercial Real Estate business line (e)	1,652	69	47	22	1,790
Other business lines (f)	6,434	138	169	73	6,814
Total commercial mortgage	8,086	207	216	95	8,604
Lease financing	778	26	1	—	805
International	1,468	15	13	—	1,496
Total business loans	42,572	826	776	206	44,380
Retail loans:
Residential mortgage	1,790	2	3	36	1,831
Consumer:
Home equity	1,620	—	8	30	1,658
Other consumer	718	3	2	1	724
Total consumer	2,338	3	10	31	2,382
Total retail loans	4,128	5	13	67	4,213
Total loans	$46,700	$831	$789	$273	$48,593
December 31, 2013
Business loans:
Commercial	$27,470	$590	$674	$81	$28,815
Real estate construction:
Commercial Real Estate business line (e)	1,399	13	15	20	1,447
Other business lines (f)	314	—	—	1	315
Total real estate construction	1,713	13	15	21	1,762
Commercial mortgage:
Commercial Real Estate business line (e)	1,474	92	61	51	1,678
Other business lines (f)	6,596	145	263	105	7,109
Total commercial mortgage	8,070	237	324	156	8,787
Lease financing	841	3	1	—	845
International	1,298	7	18	4	1,327
Total business loans	39,392	850	1,032	262	41,536
Retail loans:
Residential mortgage	1,635	3	6	53	1,697
Consumer:
Home equity	1,475	4	5	33	1,517
Other consumer	708	3	7	2	720
Total consumer	2,183	7	12	35	2,237
Total retail loans	3,818	10	18	88	3,934
Total loans	$43,210	$860	$1,050	$350	$45,470

(a)	Includes all loans not included in the categories of special mention, substandard or nonaccrual.

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

(d)
Nonaccrual loans are loans for which the accrual of interest has been discontinued. For further information regarding nonaccrual loans, refer to the Nonperforming Assets subheading in Note 1 - Basis of Presentation and Accounting Policies. A significant majority of nonaccrual loans are generally consistent with the "substandard" category and the remainder are generally consistent with the "doubtful" category as defined by regulatory authorities.

(e)	Primarily loans to real estate developers.

(f)	Primarily loans secured by owner-occupied real estate.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Comerica Incorporated and Subsidiaries

The following table summarizes nonperforming assets.

(in millions)	December 31, 2014	December 31, 2013
Nonaccrual loans	$273	$350
Reduced-rate loans (a)	17	24
Total nonperforming loans	290	374
Foreclosed property	10	9
Total nonperforming assets	$300	$383

(a)
There were no reduced-rate business loans at December 31, 2014 and $4 million at December 31, 2013. Reduced-rate retail loans totaled $17 million and $20 million at December 31, 2014 and 2013, respectively.

Allowance for Credit Losses
The following table details the changes in the allowance for loan losses and related loan amounts.

	2014			2013			2012
(in millions)	Business Loans	Retail Loans	Total	Business Loans	Retail Loans	Total	Business Loans	Retail Loans	Total
Years Ended December 31
Allowance for loan losses:
Balance at beginning of period	$531	$67	$598	$552	$77	$629	$648	$78	$726
Loan charge-offs	(87)	(15)	(102)	(130)	(23)	(153)	(212)	(33)	(245)
Recoveries on loans previously charged-off	68	9	77	70	10	80	65	10	75
Net loan charge-offs	(19)	(6)	(25)	(60)	(13)	(73)	(147)	(23)	(170)
Provision for loan losses	23	(1)	22	39	3	42	51	22	73
Foreign currency translation adjustment	(1)	—	(1)	—	—	—	—	—	—
Balance at end of period	$534	$60	$594	$531	$67	$598	$552	$77	$629

As a percentage of total loans	1.20%	1.43%	1.22%	1.28%	1.70%	1.32%	1.30%	2.10%	1.37%

December 31
Allowance for loan losses:
Individually evaluated for impairment	$39	$—	$39	$57	$—	$57	$76	$—	$76
Collectively evaluated for impairment	495	60	555	474	67	541	476	77	553
Total allowance for loan losses	$534	$60	$594	$531	$67	$598	$552	$77	$629
Loans:
Individually evaluated for impairment	$177	$42	$219	$223	$51	$274	$368	$51	$419
Collectively evaluated for impairment	44,203	4,169	48,372	41,311	3,880	45,191	41,979	3,623	45,602
PCI loans (a)	—	2	2	2	3	5	30	6	36
Total loans evaluated for impairment	$44,380	$4,213	$48,593	$41,536	$3,934	$45,470	$42,377	$3,680	$46,057
(a)    No allowance for loan losses was required for PCI loans at December 31, 2014, 2013 and 2012.
Changes in the allowance for credit losses on lending-related commitments, included in "accrued expenses and other liabilities" on the consolidated balance sheets, are summarized in the following table.

(in millions)
Years Ended December 31	2014	2013	2012
Balance at beginning of period	$36	$32	$26
Provision for credit losses on lending-related commitments	5	4	6
Balance at end of period	$41	$36	$32

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Comerica Incorporated and Subsidiaries

Individually Evaluated Impaired Loans
The following table presents additional information regarding individually evaluated impaired loans.

	Recorded Investment In:
(in millions)	Impaired Loans with No Related Allowance	Impaired Loans with Related Allowance	Total Impaired Loans	Unpaid Principal Balance	Related Allowance for Loan Losses
December 31, 2014
Business loans:
Commercial	$7	$103	$110	$148	$29
Real estate construction:
Other business lines (b)	—	1	1	1	—
Commercial mortgage:
Commercial Real Estate business line (a)	—	19	19	41	8
Other business lines (b)	4	43	47	63	2
Total commercial mortgage	4	62	66	104	10
Total business loans	11	166	177	253	39
Retail loans:
Residential mortgage	25	—	25	28	—
Consumer:
Home equity	12	—	12	16	—
Other consumer	5	—	5	7	—
Total consumer	17	—	17	23	—
Total retail loans (c)	42	—	42	51	—
Total individually evaluated impaired loans	$53	$166	$219	$304	$39
December 31, 2013
Business loans:
Commercial	$10	$64	$74	$121	$26
Real estate construction:
Commercial Real Estate business line (a)	—	20	20	24	3
Other business lines (b)	—	1	1	1	—
Total real estate construction	—	21	21	25	3
Commercial mortgage:
Commercial Real Estate business line (a)	—	60	60	104	12
Other business lines (b)	1	63	64	90	15
Total commercial mortgage	1	123	124	194	27
International	—	4	4	4	1
Total business loans	11	212	223	344	57
Retail loans:
Residential mortgage	35	—	35	42	—
Consumer:
Home equity	12	—	12	17	—
Other consumer	4	—	4	12	—
Total consumer	16	—	16	29	—
Total retail loans (c)	51	—	51	71	—
Total individually evaluated impaired loans	$62	$212	$274	$415	$57

(a)	Primarily loans to real estate developers.

(b)	Primarily loans secured by owner-occupied real estate.

(c)	Individually evaluated retail loans had no related allowance for loan losses, primarily due to policy which results in direct write-downs of restructured retail loans.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Comerica Incorporated and Subsidiaries

The following table presents information regarding average individually evaluated impaired loans and the related interest recognized. Interest income recognized for the period primarily related to reduced-rate loans.

	Individually Evaluated Impaired Loans
	2014		2013		2012
(in millions)	Average Balance for the Period	Interest Income Recognized for the Period	Average Balance for the Period	Interest Income Recognized for the Period	Average Balance for the Period	Interest Income Recognized for the Period
Years Ended December 31
Business loans:
Commercial	$77	$2	$99	$2	$195	$4
Real estate construction:
Commercial Real Estate business line (a)	14	—	25	—	58	—
Other business lines (b)	—	—	—	—	4	—
Total real estate construction	14	—	25	—	62	—
Commercial mortgage:
Commercial Real Estate business line (a)	48	—	81	—	139	—
Other business lines (b)	64	2	105	3	177	4
Total commercial mortgage	112	2	186	3	316	4
Lease financing	—	—	—	—	3	—
International	2	—	1	—	2	—
Total business loans	205	4	311	5	578	8
Retail loans:
Residential mortgage	30	—	35	—	41	—
Consumer:
Home equity	12	—	8	—	5	—
Other consumer	4	—	4	—	4	—
Total consumer	16	—	12	—	9	—
Total retail loans	46	—	47	—	50	—
Total individually evaluated impaired loans	$251	$4	$358	$5	$628	$8

(a)	Primarily loans to real estate developers.

(b)	Primarily loans secured by owner-occupied real estate.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Comerica Incorporated and Subsidiaries

Troubled Debt Restructurings
The following tables detail the recorded balance at December 31, 2014 and 2013 of loans considered to be TDRs that were restructured during the years ended December 31, 2014 and 2013, by type of modification. In cases of loans with more than one type of modification, the loans were categorized based on the most significant modification.

	2014				2013
	Type of Modification				Type of Modification
(in millions)	Principal Deferrals (a)		Interest Rate Reductions	Total Modifications	Principal Deferrals (a)		Interest Rate Reductions	AB Note Restructures (b)	Total Modifications
Years Ended December 31
Business loans:
Commercial	$22		$—	$22	$21		$—	$8	$29
Commercial mortgage:
Commercial Real Estate business line (c)	—		—	—	32		—	—	32
Other business lines (d)	6		—	6	8		—	11	19
Total commercial mortgage	6		—	6	40		—	11	51
Total business loans	28		—	28	61		—	19	80
Retail loans:
Residential mortgage	1	(e)	—	1	3	(e)	2	—	5
Consumer:
Home equity	1	(e)	3	4	7	(e)	2	—	9
Other consumer	1	(e)	—	1	2	(e)	—	—	2
Total consumer	2		3	5	9		2	—	11
Total retail loans	3		3	6	12		4	—	16
Total loans	$31		$3	$34	$73		$4	$19	$96

(a)	Primarily represents loan balances where terms were extended 90 days or more at or above contractual interest rates.

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
At December 31, 2014 and 2013, commitments to lend additional funds to borrowers whose terms have been modified in TDRs totaled $3 million and $4 million, respectively.
The majority of the modifications considered to be TDRs that occurred during the years ended December 31, 2014 and 2013 were principal deferrals. The Corporation charges interest on principal balances outstanding during deferral periods. Additionally, none of the modifications involved forgiveness of principal. As a result, the current and future financial effects of the recorded balance of loans considered to be TDRs that were restructured during the years ended December 31, 2014 and 2013 were insignificant.
On an ongoing basis, the Corporation monitors the performance of modified loans to their restructured terms. In the event of a subsequent default, the allowance for loan losses continues to be reassessed on the basis of an individual evaluation of the loan.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Comerica Incorporated and Subsidiaries

The following table presents information regarding the recorded balance at December 31, 2014 and 2013 of loans modified by principal deferral during the years ended December 31, 2014 and 2013, and those principal deferrals which experienced a subsequent default during the same periods. For principal deferrals, incremental deterioration in the credit quality of the loan, represented by a downgrade in the risk rating of the loan, for example, due to missed interest payments or a reduction of collateral value, is considered a subsequent default.

	2014			2013
(in millions)	Balance at December 31		Subsequent Default in the Year Ended December 31	Balance at December 31		Subsequent Default in the Year Ended December 31
Principal deferrals:
Business loans:
Commercial	$22		$1	$21		$11
Commercial mortgage:
Commercial Real Estate business line (a)	—		—	32		19
Other business lines (b)	6		2	8		5
Total commercial mortgage	6		2	40		24
Total business loans	28		3	61		35
Retail loans:
Residential mortgage	1	(c)	—	3	(c)	—
Consumer:
Home equity	1	(c)	—	7	(c)	—
Other consumer	1	(c)	—	2	(c)	—
Total consumer	2		—	9		—
Total retail loans	3		—	12		—
Total principal deferrals	$31		$3	$73		$35

(a)	Primarily loans to real estate developers.

(b)	Primarily loans secured by owner-occupied real estate.

(c)	Includes bankruptcy loans for which the court has discharged the borrower's obligation and the borrower has not reaffirmed the debt.
During the years ended December 31, 2014 and 2013, loans with a carrying value of $3 million and $4 million at December 31, 2014 and 2013, respectively, were modified by interest rate reduction and loans with a carrying value of $19 million at December 31, 2013, were restructured into two notes (AB note restructures). For reduced-rate loans and AB note restructures, a subsequent payment default is defined in terms of delinquency, when a principal or interest payment is 90 days past due. There were no subsequent payment defaults of reduced rate loans or AB note restructures during the years ended December 31, 2014 and 2013.
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
No allowance for loan losses was required on the acquired PCI loan pools at both December 31, 2014 and 2013. The carrying amount of acquired PCI loans included in the consolidated balance sheet and the related outstanding balance at December 31, 2014 and 2013 were as follows.

(in millions)
December 31	2014	2013
Acquired PCI loans:
Carrying amount	$2	$5
Outstanding balance (principal and unpaid interest)	8	46

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Comerica Incorporated and Subsidiaries

Changes in the accretable yield for acquired PCI loans for the years ended December 31, 2014 and 2013 were as follows.

(in millions)
Years Ended December 31	2014	2013
Balance at beginning of period	$15	$16
Reclassifications from nonaccretable	12	28
Accretion	(26)	(29)
Balance at end of period	$1	$15
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

(in millions)
December 31	2014	2013
Automotive loans:
Production	$1,236	$1,229
Dealer	6,431	5,854
Total automotive loans	$7,667	$7,083
Total automotive exposure:
Production	$2,408	$2,316
Dealer	7,763	6,857
Total automotive exposure	$10,171	$9,173
Further, the Corporation’s portfolio of commercial real estate loans, which includes real estate construction and commercial mortgage loans, was as follows.

(in millions)
December 31	2014	2013
Real estate construction loans:
Commercial Real Estate business line (a)	$1,606	$1,447
Other business lines (b)	349	315
Total real estate construction loans	1,955	1,762
Commercial mortgage loans:
Commercial Real Estate business line (a)	1,790	1,678
Other business lines (b)	6,814	7,109
Total commercial mortgage loans	8,604	8,787
Total commercial real estate loans	$10,559	$10,549
Total unused commitments on commercial real estate loans	$2,335	$1,780

(a)	Primarily loans to real estate developers.

(b)	Primarily loans secured by owner-occupied real estate.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Comerica Incorporated and Subsidiaries

NOTE 6 - PREMISES AND EQUIPMENT
A summary of premises and equipment by major category follows:

(in millions)
December 31	2014	2013
Land	$88	$90
Buildings and improvements	808	830
Furniture and equipment	508	515
Total cost	1,404	1,435
Less: Accumulated depreciation and amortization	(872)	(841)
Net book value	$532	$594
The Corporation conducts a portion of its business from leased facilities and leases certain equipment. Rental expense for leased properties and equipment amounted to $89 million, $78 million and $81 million in 2014, 2013 and 2012, respectively. Rental expense in 2014 included approximately $10 million of lease termination charges. As of December 31, 2014, future minimum rental payments under operating leases were as follows:

(in millions)
Years Ending December 31
2015	$73
2016	67
2017	58
2018	51
2019	42
Thereafter	182
Total	$473

NOTE 7 - GOODWILL AND CORE DEPOSIT INTANGIBLES
The following table summarizes the carrying value of goodwill for the years ended December 31, 2014, 2013 and 2012.

(in millions)
December 31	2014	2013	2012
Business Bank	$380	$380	$380
Retail Bank	194	194	194
Wealth Management	61	61	61
Total	$635	$635	$635
The Corporation performs its annual evaluation of goodwill impairment in the third quarter of each year and on an interim basis if events or changes in circumstances between annual tests indicate goodwill might be impaired. In 2014 and 2013, the annual test of goodwill impairment was performed as of the beginning of the third quarter. At the conclusion of the first step of the annual and interim goodwill impairment tests performed in 2014 and 2013 the estimated fair values of all reporting units exceeded their carrying amounts, including goodwill, indicating that goodwill was not impaired. There have been no events since the annual test performed in the third quarter 2014 that would indicate that it was more likely than not that goodwill had become impaired.
A summary of core deposit intangible carrying value and related accumulated amortization follows:

(in millions)
December 31	2014	2013
Gross carrying amount	$34	$34
Accumulated amortization	(21)	(18)
Net carrying amount	$13	$16
The Corporation recorded amortization expense related to the core deposit intangible of $3 million and $4 million for the years ended December 31, 2014 and 2013, respectively. At December 31, 2014, estimated future amortization expense was as follows:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Comerica Incorporated and Subsidiaries

(in millions)
Years Ending December 31
2015	$3
2016	2
2017	2
2018	2
2019	1
Thereafter	3
Total	$13
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
Credit risk is the possible loss that may occur in the event of nonperformance by the counterparty to a financial instrument. The Corporation attempts to minimize credit risk arising from customer-initiated derivatives by evaluating the creditworthiness of each customer, adhering to the same credit approval process used for traditional lending activities and obtaining collateral as deemed necessary. Derivatives with dealer counterparties are either cleared through a clearinghouse or settled directly with a single counterparty. For derivatives settled directly with dealer counterparties, the Corporation utilizes counterparty risk limits and monitoring procedures as well as master netting arrangements and bilateral collateral agreements to facilitate the management of credit risk. Master netting arrangements effectively reduce credit risk by permitting settlement of positive and negative positions and offset cash collateral held with the same counterparty on a net basis. Bilateral collateral agreements require daily exchange of cash or highly rated securities issued by the U.S. Treasury or other U.S. government entities to collateralize amounts due to either party beyond certain risk limits. At December 31, 2014, counterparties with bilateral collateral agreements had pledged $245 million of marketable investment securities and deposited $264 million of cash with the Corporation to secure the fair value of contracts in an unrealized gain position, and the Corporation had pledged $2 million of investment securities as collateral for contracts in an unrealized loss position. For those counterparties not covered under bilateral collateral agreements, collateral is obtained, if deemed necessary, based on the results of management’s credit evaluation of the counterparty. Collateral varies, but may include cash, investment securities, accounts receivable, equipment or real estate. Included in the fair value of derivative instruments are credit valuation adjustments reflecting counterparty credit risk. These adjustments are determined by applying a credit spread for the counterparty or the Corporation, as appropriate, to the total expected exposure of the derivative.
The aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a liability position on December 31, 2014 was $6 million, for which the Corporation had pledged collateral of $2 million in the normal course of business. The credit-risk-related contingent features require the Corporation’s debt to maintain an investment grade credit rating from each of the major credit rating agencies. If the Corporation’s debt were to fall below investment grade, the counterparties to the derivative instruments could require additional overnight collateral on derivative instruments in net liability positions. If the credit-risk-related contingent features underlying these agreements had been triggered on December 31, 2014, the Corporation would have been required to assign an additional $4 million of collateral to its counterparties.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Comerica Incorporated and Subsidiaries

The following table presents the composition of the Corporation’s derivative instruments held or issued for risk management purposes or in connection with customer-initiated and other activities at December 31, 2014 and 2013. The table excludes commitments, warrants accounted for as derivatives and a derivative related to the Corporation’s 2008 sale of its remaining ownership of Visa shares.

	December 31, 2014			December 31, 2013
		Fair Value			Fair Value
(in millions)	Notional/ Contract Amount (a)	Gross Derivative Assets	Gross Derivative Liabilities	Notional/ Contract Amount (a)	Gross Derivative Assets	Gross Derivative Liabilities
Risk management purposes
Derivatives designated as hedging instruments
Interest rate contracts:
Swaps - fair value - receive fixed/pay floating	$1,800	$175	$—	$1,450	$198	$—
Derivatives used as economic hedges
Foreign exchange contracts:
Spot, forwards and swaps	508	4	—	253	1	—
Total risk management purposes	2,308	179	—	1,703	199	—
Customer-initiated and other activities
Interest rate contracts:
Caps and floors written	274	—	—	277	—	1
Caps and floors purchased	274	—	—	277	1	—
Swaps	11,780	153	102	11,143	181	132
Total interest rate contracts	12,328	153	102	11,697	182	133
Energy contracts:
Caps and floors written	1,218	—	173	1,325	1	48
Caps and floors purchased	1,218	173	—	1,325	48	1
Swaps	2,496	354	352	2,724	56	53
Total energy contracts	4,932	527	525	5,374	105	102
Foreign exchange contracts:
Spot, forwards, options and swaps	1,994	35	34	1,764	14	14
Total customer-initiated and other activities	19,254	715	661	18,835	301	249
Total gross derivatives	$21,562	894	661	$20,538	500	249
Amounts offset in the consolidated balance sheets:
Netting adjustment - Offsetting derivative assets/liabilities		(133)	(133)		(187)	(187)
Netting adjustment - Cash collateral received/posted		(262)	—		(2)	(10)
Net derivatives included in the consolidated balance sheets (b)		499	528		311	52
Amounts not offset in the consolidated balance sheets:
Marketable securities pledged under bilateral collateral agreements		(239)	(2)		(138)	(10)
Net derivatives after deducting amounts not offset in the consolidated balance sheets		$260	$526		$173	$42

(a)
Notional or contractual amounts, which represent the extent of involvement in the derivatives market, are used to determine the contractual cash flows required in accordance with the terms of the agreement. These amounts are typically not exchanged, significantly exceed amounts subject to credit or market risk and are not reflected in the consolidated balance sheets.

(b)
Net derivative assets are included in “accrued income and other assets” and net derivative liabilities are included in “accrued expenses and other liabilities” on the consolidated balance sheets. Included in the fair value of net derivative assets and net derivative liabilities are credit valuation adjustments reflecting counterparty credit risk and credit risk of the Corporation. The fair value of net derivative assets included credit valuation adjustments for counterparty credit risk of $2 million at both December 31, 2014 and 2013.

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
The Corporation entered into interest rate swap agreements related to medium- and long-term debt for interest rate risk management purposes. These interest rate swap agreements effectively modify the Corporation’s exposure to interest rate risk by converting fixed-rate debt to a floating rate. These agreements involve the receipt of fixed-rate interest amounts in exchange for floating-rate interest payments over the life of the agreement, without an exchange of the underlying principal amount. Risk management fair value interest rate swaps generated net interest income of $72 million for each of the years ended December 31, 2014 and 2013. The Corporation recognized an insignificant amount of gain for the year ended December 31, 2014 and an insignificant amount of loss for the year ended December 31, 2013 in "other noninterest income" in the consolidated statements of income for the ineffective portion of risk management derivative instruments designated as fair value hedges of fixed-rate debt.
Foreign exchange rate risk arises from changes in the value of certain assets and liabilities denominated in foreign currencies. The Corporation employs spot and forward contracts in addition to swap contracts to manage exposure to these and other risks. The Corporation recognized an insignificant amount of net gains for the year ended December 31, 2014 and an insignificant amount of net losses for the year ended December 31, 2013 on risk management derivative instruments used as economic hedges in "other noninterest income" in the consolidated statements of income.
 The following table summarizes the expected weighted average remaining maturity of the notional amount of risk management interest rate swaps and the weighted average interest rates associated with amounts expected to be received or paid on interest rate swap agreements as of December 31, 2014 and 2013.

		Weighted Average
(dollar amounts in millions)	Notional Amount	Remaining Maturity (in years)	Receive Rate	Pay Rate (a)
December 31, 2014
Swaps - fair value - receive fixed/pay floating rate
Medium- and long-term debt designation	$1,800	4.6	4.54%	0.49%
December 31, 2013
Swaps - fair value - receive fixed/pay floating rate
Medium- and long-term debt designation	1,450	3.4	5.45	0.38

(a)	Variable rates paid on receive fixed swaps are based on six-month LIBOR rates in effect at December 31, 2014 and 2013.
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
For customer-initiated foreign exchange contracts where offsetting positions have not been taken, the Corporation manages the remaining inherent market risk through individual foreign currency position limits and aggregate value-at-risk limits. These limits are established annually and reviewed quarterly. For those customer-initiated derivative contracts which were not offset or where the Corporation holds a speculative position within the limits described above, the Corporation recognized $1 million of net gains in “other noninterest income” in the consolidated statements of income for each of the years ended December 31, 2014 and 2013.

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

(in millions)
Years Ended December 31	Location of Gain	2014	2013
Interest rate contracts	Other noninterest income	$20	$22
Energy contracts	Other noninterest income	2	3
Foreign exchange contracts	Foreign exchange income	38	35
Total		$60	$60
Credit-Related Financial Instruments
The Corporation issues off-balance sheet financial instruments in connection with commercial and consumer lending activities. The Corporation’s credit risk associated with these instruments is represented by the contractual amounts indicated in the following table.

(in millions)
December 31	2014	2013
Unused commitments to extend credit:
Commercial and other	$27,905	$27,728
Bankcard, revolving check credit and home equity loan commitments	2,151	1,889
Total unused commitments to extend credit	$30,056	$29,617
Standby letters of credit	$3,880	$4,297
Commercial letters of credit	75	103
Other credit-related financial instruments	1	2
The Corporation maintains an allowance to cover probable credit losses inherent in lending-related commitments, including unused commitments to extend credit, letters of credit and financial guarantees. At December 31, 2014 and 2013, the allowance for credit losses on lending-related commitments, included in “accrued expenses and other liabilities” on the consolidated balance sheets, was $41 million and $36 million, respectively.
Unused Commitments to Extend Credit
Commitments to extend credit are legally binding agreements to lend to a customer, provided there is no violation of any condition established in the contract. These commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many commitments expire without being drawn upon, the total contractual amount of commitments does not necessarily represent future cash requirements of the Corporation. Commercial and other unused commitments are primarily variable rate commitments. The allowance for credit losses on lending-related commitments included $30 million and $28 million at December 31, 2014 and 2013, respectively, for probable credit losses inherent in the Corporation’s unused commitments to extend credit.
Standby and Commercial Letters of Credit
Standby letters of credit represent conditional obligations of the Corporation which guarantee the performance of a customer to a third party. Standby letters of credit are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing and similar transactions. Commercial letters of credit are issued to finance foreign or domestic trade transactions. These contracts expire in decreasing amounts through the year 2022. The Corporation may enter into participation arrangements with third parties that effectively reduce the maximum amount of future payments which may be required under standby and commercial letters of credit. These risk participations covered $316 million and $259 million, respectively, of the $4.0 billion and $4.4 billion standby and commercial letters of credit outstanding at December 31, 2014 and 2013, respectively.
The carrying value of the Corporation’s standby and commercial letters of credit, included in “accrued expenses and other liabilities” on the consolidated balance sheets, totaled $55 million at December 31, 2014, including $44 million in deferred fees and $11 million in the allowance for credit losses on lending-related commitments. At December 31, 2013, the comparable amounts were $59 million, $51 million and $8 million, respectively.
The following table presents a summary of criticized standby and commercial letters of credit at December 31, 2014 and December 31, 2013. The Corporation's criticized list is consistent with the Special mention, Substandard and Doubtful categories

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Comerica Incorporated and Subsidiaries

defined by regulatory authorities. The Corporation manages credit risk through underwriting, periodically reviewing and approving its credit exposures using Board committee approved credit policies and guidelines.

(dollar amounts in millions)	December 31, 2014	December 31, 2013
Total criticized standby and commercial letters of credit	$79	$69
As a percentage of total outstanding standby and commercial letters of credit	2.0%	1.6%
Other Credit-Related Financial Instruments
The Corporation enters into credit risk participation agreements, under which the Corporation assumes credit exposure associated with a borrower’s performance related to certain interest rate derivative contracts. The Corporation is not a party to the interest rate derivative contracts and only enters into these credit risk participation agreements in instances in which the Corporation is also a party to the related loan participation agreement for such borrowers. The Corporation manages its credit risk on the credit risk participation agreements by monitoring the creditworthiness of the borrowers, which is based on the normal credit review process had it entered into the derivative instruments directly with the borrower. The notional amount of such credit risk participation agreement reflects the pro-rata share of the derivative instrument, consistent with its share of the related participated loan. As of December 31, 2014 and 2013, the total notional amount of the credit risk participation agreements was approximately $598 million and $614 million, respectively, and the fair value, included in customer-initiated interest rate contracts recorded in "accrued expenses and other liabilities" on the consolidated balance sheets, was insignificant for each period. The maximum estimated exposure to these agreements, as measured by projecting a maximum value of the guaranteed derivative instruments, assuming 100 percent default by all obligors on the maximum values, was approximately $7 million at both December 31, 2014 and 2013. In the event of default, the lead bank has the ability to liquidate the assets of the borrower, in which case the lead bank would be required to return a percentage of the recouped assets to the participating banks. As of December 31, 2014, the weighted average remaining maturity of outstanding credit risk participation agreements was 2.9 years.
In 2008, the Corporation sold its remaining ownership of Visa Class B shares and entered into a derivative contract. Under the terms of the derivative contract, the Corporation will compensate the counterparty primarily for dilutive adjustments made to the conversion factor of the Visa Class B shares to Class A shares based on the ultimate outcome of litigation involving Visa. Conversely, the Corporation will be compensated by the counterparty for any increase in the conversion factor from anti-dilutive adjustments. The notional amount of the derivative contract was equivalent to approximately 780,000 Visa Class B shares. The fair value of the derivative liability, included in "accrued expenses and other liabilities" on the consolidated balance sheets, was $1 million and $2 million at December 31, 2014 and 2013, respectively.
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
The Corporation accounts for its interests in LIHTC entities using the proportional amortization method. Exposure to loss as a result of the Corporation’s involvement with LIHTC entities at December 31, 2014 was limited to approximately $389 million. Ownership interests in other community development projects which generate similar tax credits to investors (other tax credit entities) are accounted for under either the cost or equity method. Exposure to loss as a result of the Corporation's involvement in other tax credit entities at December 31, 2014 was limited to approximately $8 million.
Investment balances, including all legally binding commitments to fund future investments, are included in “accrued income and other assets” on the consolidated balance sheets. A liability is recognized in “accrued expenses and other liabilities” on the consolidated balance sheets for all legally binding unfunded commitments to fund tax credit entities ($130 million at December 31, 2014). Amortization and other write-downs of LIHTC investments are presented on a net basis as a component of

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Comerica Incorporated and Subsidiaries

the "provision for income taxes" on the consolidated statements of income, while amortization and write-downs of other tax credit investments are recorded in “other noninterest income." The income tax credits and deductions are recorded as a reduction of income tax expense and a reduction of federal income taxes payable.
The Corporation provided no financial or other support that was not contractually required to any of the above VIEs during the years ended December 31, 2014, 2013 and 2012.
The following table summarizes the impact of these tax credit entities on line items on the Corporation’s consolidated statements of income.

(in millions)
Years Ended December 31	2014	2013	2012
Other noninterest income:
Amortization of other tax credit investments	$(5)	$(1)	$(6)
Provision for income taxes:
Amortization of LIHTC Investments	60	56	52
Low income housing tax credits	(59)	(56)	(53)
Other tax benefits related to tax credit entities	(28)	(21)	(24)
Total provision for income taxes	$(27)	$(21)	$(25)
For further information on the Corporation’s consolidation policy, see Note 1.
NOTE 10 - DEPOSITS
At December 31, 2014, the scheduled maturities of certificates of deposit and other deposits with a stated maturity were as follows:

(in millions)
Years Ending December 31
2015	$3,447
2016	717
2017	182
2018	76
2019	80
Thereafter	54
Total	$4,556
A maturity distribution of domestic certificates of deposit of $100,000 and over follows:

(in millions)
December 31	2014	2013
Three months or less	$822	$1,088
Over three months to six months	456	544
Over six months to twelve months	733	1,065
Over twelve months	795	570
Total	$2,806	$3,267
The aggregate amount of domestic certificates of deposit that meet or exceed the current FDIC insurance limit of $250,000 was $2.0 billion and $2.4 billion at December 31, 2014 and 2013, respectively. All foreign office time deposits of $135 million and $349 million at December 31, 2014 and 2013, respectively, were in denominations of $250,000 or more.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Comerica Incorporated and Subsidiaries

At December 31, 2014, Comerica Bank (the Bank), a subsidiary of the Corporation, had pledged loans totaling $25 billion which provided for up to $19 billion of available collateralized borrowing with the FRB.
The following table provides a summary of short-term borrowings.

(dollar amounts in millions)	Federal Funds Purchased and Securities Sold Under Agreements to Repurchase	Other Short-term Borrowings
December 31, 2014
Amount outstanding at year-end	$116	$—
Weighted average interest rate at year-end	0.04%	—%
Maximum month-end balance during the year	$238	$—
Average balance outstanding during the year	200	—
Weighted average interest rate during the year	0.04%	—%
December 31, 2013
Amount outstanding at year-end	$253	$—
Weighted average interest rate at year-end	0.05%	—%
Maximum month-end balance during the year	$277	$—
Average balance outstanding during the year	211	—
Weighted average interest rate during the year	0.07%	—%
December 31, 2012
Amount outstanding at year-end	$87	$23
Weighted average interest rate at year-end	0.11%	—%
Maximum month-end balance during the year	$87	$23
Average balance outstanding during the year	76	—
Weighted average interest rate during the year	0.12%	—%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Comerica Incorporated and Subsidiaries

NOTE 12 - MEDIUM- AND LONG-TERM DEBT
Medium- and long-term debt is summarized as follows:

(in millions)
December 31	2014	2013
Parent company
Subordinated notes:
4.80% subordinated notes due 2015 (a)	$304	$318
3.80% subordinated notes due 2026 (a)	259	—
Medium-term notes:
3.00% notes due 2015	300	299
2.125% notes due 2019 (a)	349	—
Total parent company	1,212	617
Subsidiaries
Subordinated notes:
5.70% subordinated notes due 2014 (a)	—	255
8.375% subordinated notes called 2014	—	183
5.75% subordinated notes due 2016 (a)	670	681
5.20% subordinated notes due 2017 (a)	548	566
7.875% subordinated notes due 2026 (a)	227	213
Total subordinated notes	1,445	1,898
Federal Home Loan Bank advances:
Floating-rate based on LIBOR indices due 2014	—	1,000
Other notes:
6.0% - 6.4% fixed-rate notes due 2013 to 2020	22	28
Total subsidiaries	1,467	2,926
Total medium- and long-term debt	$2,679	$3,543

(a)	The carrying value of medium- and long-term debt has been adjusted to reflect the gain attributable to the risk hedged with interest rate swaps.
Subordinated notes with remaining maturities greater than one year qualify as Tier 2 capital.
The Bank is a member of the FHLB, which provides short- and long-term funding to its members through advances collateralized by real-estate related assets. Actual borrowing capacity is contingent upon the amount of collateral available to be pledged to the FHLB. At December 31, 2014, $14 billion of real estate-related loans were pledged to the FHLB as blanket collateral for potential future borrowings of approximately $6 billion.
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
At December 31, 2014, the principal maturities of medium- and long-term debt were as follows:

(in millions)
Years Ending December 31
2015	$606
2016	650
2017	500
2018	2
2019	357
Thereafter	407
Total	$2,522

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Comerica Incorporated and Subsidiaries

NOTE 13 - SHAREHOLDERS’ EQUITY
The Federal Reserve completed its 2014 Comprehensive Capital Analysis and Review (CCAR) of the Corporation's 2014-2015 capital plan in March 2014 and did not object to the capital distributions contemplated in the plan. The capital plan provides for up to $236 million of equity repurchases for the four-quarter period ending March 31, 2015. At December 31, 2014, up to $59 million remained available for share repurchases under the capital plan.
Repurchases of common stock under the share repurchase program authorized by the Board of Directors of the Corporation in 2010 totaled 5.2 million shares at an average price paid of $47.91 per share, 7.4 million shares at an average price paid of $38.63 per share and 10.1 million shares at an average price paid of $30.21 per share in 2014, 2013 and 2012, respectively. There is no expiration date for the Corporation's share repurchase program.
At December 31, 2014, the Corporation had 13.2 million warrants outstanding to purchase 11.2 million common shares at a weighted-average exercise price of $29.45. Outstanding warrants were exercisable at the date of grant and expire in 2018. Approximately 361 thousand shares of common stock were issued upon exercise of warrants in 2014. There were no warrant exercises in 2013 and 2012.
At December 31, 2014, the Corporation had 11.2 million shares of common stock reserved for warrant exercises, 14.7 million shares of common stock reserved for stock option exercises and restricted stock unit vesting and 2.1 million shares of restricted stock outstanding to employees and directors under share-based compensation plans.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Comerica Incorporated and Subsidiaries

NOTE 14 - ACCUMULATED OTHER COMPREHENSIVE LOSS
The following table presents a reconciliation of the changes in the components of accumulated other comprehensive loss and details the components of other comprehensive income (loss) for the years ended December 31, 2014, 2013 and 2012, including the amount of income tax expense (benefit) allocated to each component of other comprehensive income (loss).

(in millions)
Years Ended December 31	2014	2013	2012
Accumulated net unrealized gains (losses) on investment securities available-for-sale:
Balance at beginning of period, net of tax	$(68)	$150	$129

Net unrealized holding gains (losses) arising during the period	166	(343)	48
Less: Provision (benefit) for income taxes	60	(126)	18
Net unrealized holding gains (losses) arising during the period, net of tax	106	(217)	30
Less:
Net realized gains included in net securities gains	1	1	14
Less: Provision for income taxes	—	—	5
Reclassification adjustment for net securities gains included in net income, net of tax	1	1	9
Change in net unrealized gains (losses) on investment securities available-for-sale, net of tax	105	(218)	21
Balance at end of period, net of tax	$37	$(68)	$150

Accumulated defined benefit pension and other postretirement plans adjustment:
Balance at beginning of period, net of tax	$(323)	$(563)	$(485)

Actuarial (loss) gain arising during the period	(240)	286	(192)
Less: (Benefit) provision for income taxes	(87)	103	(70)
Net defined benefit pension and other postretirement adjustment arising during the period, net of tax	(153)	183	(122)
Amounts recognized in salaries and benefits expense:
Amortization of actuarial net loss	39	89	62
Amortization of prior service cost	3	2	3
Amortization of transition obligation	—	—	4
Total amounts recognized in salaries and benefits expense	42	91	69
Less: Benefit for income taxes	15	34	25
Adjustment for amounts recognized as components of net periodic benefit cost during the period, net of tax	27	57	44
Change in defined benefit pension and other postretirement plans adjustment, net of tax	(126)	240	(78)
Balance at end of period, net of tax	$(449)	$(323)	$(563)
Total accumulated other comprehensive loss at end of period, net of tax	$(412)	$(391)	$(413)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Comerica Incorporated and Subsidiaries

NOTE 15 - NET INCOME PER COMMON SHARE
Basic and diluted net income per common share are presented in the following table.

(in millions, except per share data)
Years Ended December 31	2014	2013	2012
Basic and diluted
Net income	$593	$541	$521
Less income allocated to participating securities	7	8	6
Net income attributable to common shares	$586	$533	$515

Basic average common shares	179	183	191

Basic net income per common share	$3.28	$2.92	$2.68

Basic average common shares	179	183	191
Dilutive common stock equivalents:
Net effect of the assumed exercise of stock options	2	1	1
Net effect of the assumed exercise of warrants	4	3	—
Diluted average common shares	185	187	192

Diluted net income per common share	$3.16	$2.85	$2.67
The following average shares related to outstanding options and warrants to purchase shares of common stock were not included in the computation of diluted net income per common share because the prices of the options and warrants were greater than the average market price of common shares for the period.

(shares in millions)
Years Ended December 31	2014	2013	2012
Average outstanding options	7.2	10.8	16.0
Range of exercise prices	$47.24 - 61.94	$34.78 - $61.94	$29.81 - $64.50
Average outstanding warrants	—	—	0.3
Exercise price	—	—	$30.36
NOTE 16 - SHARE-BASED COMPENSATION
Share-based compensation expense is charged to “salaries and benefits” expense on the consolidated statements of income. The components of share-based compensation expense for all share-based compensation plans and related tax benefits are as follows.

(in millions)
Years Ended December 31	2014	2013	2012
Total share-based compensation expense	$38	$35	$37
Related tax benefits recognized in net income	$14	$13	$13
The following table summarizes unrecognized compensation expense for all share-based plans:

(dollar amounts in millions)	December 31, 2014
Total unrecognized share-based compensation expense	$53
Weighted-average expected recognition period (in years)	2.7
The Corporation has share-based compensation plans under which it awards shares of restricted stock and restricted stock units to key executive officers, directors and key personnel, and stock options to executive officers and key personnel of the Corporation and its subsidiaries. Restricted stock vests over periods ranging from three years to five years, restricted stock units vest over periods ranging from one year to four years, and stock options vest over periods ranging from one year to four years. The maturity of each option is determined at the date of grant; however, no options may be exercised later than ten years from the date of grant. The options may have restrictions regarding exercisability. The plans originally provided for a grant of up to 17.9

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Comerica Incorporated and Subsidiaries

million common shares, plus shares under certain plans that are forfeited, expire or are canceled. At December 31, 2014, 9.0 million shares were available for grant.
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
The estimated weighted-average grant-date fair value per option and the underlying binomial option-pricing model assumptions are summarized in the following table:

Years Ended December 31	2014	2013	2012
Weighted-average grant-date fair value per option	$13.21	$9.07	$8.63
Weighted-average assumptions:
Risk-free interest rates	2.95%	1.94%	2.16%
Expected dividend yield	3.00	3.00	3.00
Expected volatility factors of the market price of Comerica common stock	31	34	39
Expected option life (in years)	5.8	6.4	6.1
A summary of the Corporation’s stock option activity and related information for the year ended December 31, 2014 follows:

		Weighted-Average
	Number of Options (in thousands)	Exercise Price per Share	Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Outstanding-January 1, 2014	16,795	$43.52
Granted	883	49.51
Forfeited or expired	(2,066)	52.22
Exercised	(1,609)	34.47
Outstanding-December 31, 2014	14,003	44.28	4.1	$97
Outstanding, net of expected forfeitures-December 31, 2014	13,708	44.43	4.0	94
Exercisable-December 31, 2014	10,835	46.28	3.0	65
The aggregate intrinsic value of outstanding options shown in the table above represents the total pretax intrinsic value at December 31, 2014, based on the Corporation’s closing stock price of $46.84 at December 31, 2014.
The total intrinsic value of stock options exercised was $23 million, $14 million and $2 million for the years ended December 31, 2014, 2013 and 2012, respectively.
A summary of the Corporation’s restricted stock activity and related information for the year ended December 31, 2014 follows:

	Number of Shares (in thousands)	Weighted-Average Grant-Date Fair Value per Share
Outstanding-January 1, 2014	2,479	$31.78
Granted	325	49.51
Forfeited	(44)	34.83
Vested	(620)	28.41
Outstanding-December 31, 2014	2,140	$35.38

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Comerica Incorporated and Subsidiaries

The total fair value of restricted stock awards that fully vested during the years ended December 31, 2014, 2013 and 2012 was $18 million, $10 million and $16 million, respectively.
A summary of the Corporation's restricted stock unit activity and related information for the year ended December 31, 2014 follows:

	Service-Based Units		Performance-Based Units
	Number of Units (in thousands)	Weighted-Average Grant-Date Fair Value per Share	Number of Units (in thousands)	Weighted-Average Grant-Date Fair Value per Share
Outstanding-January 1, 2014	331	$34.01	124	$33.79
Granted	15	49.30	240	49.51
Converted	41	33.79	(41)	33.79
Vested	—	—	(4)	49.51
Outstanding-December 31, 2014	387	34.58	319	45.44
The Corporation expects to satisfy the exercise of stock options, the vesting of restricted stock units and future grants of restricted stock by issuing shares of common stock out of treasury. At December 31, 2014, the Corporation held 49.1 million shares in treasury.
For further information on the Corporation’s share-based compensation plans, refer to Note 1.
NOTE 17 - EMPLOYEE BENEFIT PLANS
Defined Benefit Pension and Postretirement Benefit Plans
The Corporation has a qualified and a non-qualified defined benefit pension plan, which together provide benefits for substantially all full-time employees hired before January 1, 2007 who continue to meet the eligibility requirements of the plans. Salaries and benefits expense included defined benefit pension expense of $39 million, $86 million and $75 million in the years ended December 31, 2014, 2013 and 2012, respectively, for the plans. Benefits under the defined benefit plans are based primarily on years of service, age and compensation during the five highest paid consecutive calendar years occurring during the last ten years before retirement.
The Corporation’s postretirement benefit plan continues to provide postretirement health care and life insurance benefits for retirees as of December 31, 1992. The plan also provides certain postretirement health care and life insurance benefits for a limited number of retirees who retired prior to January 1, 2000. For all other employees hired prior to January 1, 2000, a nominal benefit is provided. Employees hired on or after January 1, 2000 and prior to January 1, 2007 are eligible to participate in the plan on a full contributory basis until Medicare-eligible. Employees hired on or after January 1, 2007 are not eligible to participate in the plan. The Corporation funds the pre-1992 retiree plan benefits with bank-owned life insurance. Employee benefits expense included postretirement benefit expense of $1 million, $2 million and $6 million in the years ended December 31, 2014, 2013 and 2012, respectively, for the plan.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Comerica Incorporated and Subsidiaries

The following table sets forth reconciliations of plan assets and the projected benefit obligation, the weighted-average assumptions used to determine year-end benefit obligations, and the amounts recognized in accumulated other comprehensive income (loss) for the Corporation’s defined benefit pension plans and postretirement benefit plan at December 31, 2014 and 2013. The Corporation used a measurement date of December 31, 2014 for these plans.

	Defined Benefit Pension Plans
	Qualified			Non-Qualified		Postretirement Benefit Plan
(dollar amounts in millions)	2014		2013	2014	2013	2014	2013
Change in fair value of plan assets:
Fair value of plan assets at January 1	$2,035		$1,955	$—	$—	$67	$72
Actual return on plan assets	278		136	—	—	3	(2)
Employer contributions	350		—	—	—	2	3
Benefits paid	(122)	(a)	(56)	—	—	(5)	(6)
Fair value of plan assets at December 31	$2,541		$2,035	$—	$—	$67	$67
Change in projected benefit obligation:
Projected benefit obligation at January 1	$1,731		$1,897	$195	$245	$69	$79
Service cost	29		37	3	4	—	—
Interest cost	88		80	10	9	3	3
Actuarial (gain) loss	344		(260)	37	(21)	6	(7)
Benefits paid	(122)	(a)	(56)	(10)	(9)	(5)	(6)
Transfer between plans	—		33	—	(33)	—	—
Projected benefit obligation at December 31	$2,070		$1,731	$235	$195	$73	$69
Accumulated benefit obligation	$1,905		$1,598	$203	$163	$73	$69
Funded status at December 31 (b) (c)	$471		$304	$(235)	$(195)	$(6)	$(2)
Weighted-average assumptions used:
Discount rate	4.28%		5.17%	4.28%	5.17%	3.99%	4.59%
Rate of compensation increase	3.75		4.00	3.75	4.00	n/a	n/a
Healthcare cost trend rate:
Cost trend rate assumed for next year	n/a		n/a	n/a	n/a	7.00	7.50
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	n/a		n/a	n/a	n/a	5.00	5.00
Year when rate reaches the ultimate trend rate	n/a		n/a	n/a	n/a	2026	2033
Amounts recognized in accumulated other comprehensive income (loss) before income taxes:
Net actuarial loss	$(568)		$(403)	$(104)	$(73)	$(27)	$(23)
Prior service (cost) credit	(25)		(31)	25	28	(3)	(3)
Balance at December 31	$(593)		$(434)	$(79)	$(45)	$(30)	$(26)

(a)	Includes $63 million in benefit payments made to certain terminated vested eligible participants who elected to receive lump-sum settlements during the fourth quarter of 2014.

(b)	Based on projected benefit obligation for defined benefit pension plans and accumulated benefit obligation for postretirement benefit plan.

(c)
The Corporation recognizes the overfunded and underfunded status of the plans in “accrued income and other assets” and “accrued expenses and other liabilities,” respectively, on the consolidated balance sheets.

n/a - not applicable
The accumulated benefit obligation exceeded the fair value of plan assets for the non-qualified defined benefit pension plan and the postretirement benefit plan at December 31, 2014 and 2013. The following table details the changes in plan assets and benefit obligations recognized in other comprehensive income (loss) for the year ended December 31, 2014.

	Defined Benefit Pension Plans
(in millions)	Qualified	Non-Qualified	Postretirement Benefit Plan	Total
Actuarial loss arising during the period	$(196)	$(38)	$(6)	$(240)
Amortization of net actuarial loss	31	7	1	39
Amortization of prior service cost (credit)	6	(4)	1	3
Total recognized in other comprehensive income (loss)	$(159)	$(35)	$(4)	$(198)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Comerica Incorporated and Subsidiaries

Components of net periodic defined benefit cost and postretirement benefit cost, the actual return on plan assets and the weighted-average assumptions used were as follows.

	Defined Benefit Pension Plans
(dollar amounts in millions)	Qualified			Non-Qualified
Years Ended December 31	2014	2013	2012	2014	2013	2012
Service cost	$29	$37	$33	$3	$4	$4
Interest cost	88	80	79	10	9	10
Expected return on plan assets	(131)	(132)	(114)	—	—	—
Amortization of prior service cost (credit)	6	7	4	(4)	(6)	(2)
Amortization of net loss	31	76	54	7	11	7
Net periodic defined benefit cost	$23	$68	$56	$16	$18	$19
Actual return on plan assets	$278	$136	$199	n/a	n/a	n/a
Actual rate of return on plan assets	13.88%	7.05%	13.33%	n/a	n/a	n/a
Weighted-average assumptions used:
Discount rate	5.17%	4.20%	4.99%	5.17%	4.20%	4.99%
Expected long-term return on plan assets	6.75	7.25	7.50	n/a	n/a	n/a
Rate of compensation increase	4.00	4.00	4.00	4.00	4.00	4.00
n/a - not applicable

(dollar amounts in millions)	Postretirement Benefit Plan
Years Ended December 31	2014	2013	2012
Interest cost	$3	$3	$3
Expected return on plan assets	(4)	(4)	(3)
Amortization of transition obligation	—	—	4
Amortization of prior service cost	1	1	1
Amortization of net loss	1	2	1
Net periodic postretirement benefit cost	$1	$2	$6
Actual return on plan assets	$3	$(2)	$4
Actual rate of return on plan assets	4.62%	(2.29)%	6.39%
Weighted-average assumptions used:
Discount rate	4.59%	3.81%	4.55%
Expected long-term return on plan assets	5.00	5.00	5.00
Healthcare cost trend rate:
Cost trend rate assumed	7.50	8.00	8.00
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	5.00	5.00	5.00
Year that the rate reaches the ultimate trend rate	2033	2033	2032
The expected long-term rate of return of plan assets is the average rate of return expected to be realized on funds invested or expected to be invested over the life of the plan, which has an estimated average life of approximately 15 years as of December 31, 2014. The expected long-term rate of return on plan assets is set after considering both long-term returns in the general market and long-term returns experienced by the assets in the plan. The returns on the various asset categories are blended to derive one long-term rate of return. The Corporation reviews its pension plan assumptions on an annual basis with its actuarial consultants to determine if assumptions are reasonable and adjusts the assumptions to reflect changes in future expectations.
The estimated portion of balances remaining in accumulated other comprehensive income (loss) that are expected to be recognized as a component of net periodic benefit cost in the year ended December 31, 2015 are as follows.

	Defined Benefit Pension Plans
(in millions)	Qualified	Non-Qualified	Postretirement Benefit Plan	Total
Net loss	$57	$10	$1	$68
Prior service cost (credit)	4	(4)	1	1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Comerica Incorporated and Subsidiaries

Assumed healthcare cost trend rates have a significant effect on the amounts reported for the postretirement benefit plan. A one-percentage-point change in 2014 assumed healthcare and prescription drug cost trend rates would have the following effects.

	One-Percentage-Point
(in millions)	Increase	Decrease
Effect on postretirement benefit obligation	$4	$(4)
Effect on total service and interest cost	—	—
Plan Assets
The Corporation’s overall investment goals for the qualified defined benefit pension plan are to maintain a portfolio of assets of appropriate liquidity and diversification; to generate investment returns (net of operating costs) that are reasonably anticipated to maintain the plan’s fully funded status or to reduce a funding deficit, after taking into account various factors, including reasonably anticipated future contributions and expense and the interest rate sensitivity of the plan’s assets relative to that of the plan’s liabilities; and to generate investment returns (net of operating costs) that meet or exceed a customized benchmark as defined in the plan investment policy. Derivative instruments are permissible for hedging and transactional efficiency, but only to the extent that the derivative use enhances the efficient execution of the plan’s investment policy. The plan does not directly invest in securities issued by the Corporation and its subsidiaries. The Corporation’s target allocations for plan investments are 36 percent to 56 percent equity securities and 44 percent to 64 percent fixed income, including cash. Equity securities include collective investment and mutual funds and common stock. Fixed income securities include U.S. Treasury and other U.S. government agency securities, mortgage-backed securities, corporate bonds and notes, municipal bonds, collateralized mortgage obligations and money market funds.
Fair Value Measurements
The Corporation’s qualified defined benefit pension plan utilizes fair value measurements to record fair value adjustments and to determine fair value disclosures. The Corporation’s qualified benefit pension plan categorizes investments recorded at fair value into a three-level hierarchy, based on the markets in which the investment are traded and the reliability of the assumptions used to determine fair value. Refer to Note 1 for a description of the three-level hierarchy.
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
 Fair Values
The fair values of the Corporation’s qualified defined benefit pension plan investments measured at fair value on a recurring basis at December 31, 2014 and 2013, by asset category and level within the fair value hierarchy, are detailed in the table below.

(in millions)	Total	Level 1	Level 2	Level 3
December 31, 2014
Cash equivalent securities:
Mutual funds	$390	$390	$—	$—
Equity securities:
Collective investment funds	466	—	466	—
Mutual funds	76	76	—	—
Common stock	499	499	—	—
Fixed income securities:
U.S. Treasury and other U.S. government agency securities	359	359	—	—
Corporate and municipal bonds and notes	659	—	659	—
Collateralized mortgage obligations	9	—	9	—
Private placements	73		—	73
Total investments at fair value	$2,531	$1,324	$1,134	$73
December 31, 2013
Cash equivalent securities:
Mutual funds	$23	$23	$—	$—
Equity securities:
Collective investment funds	463	—	463	—
Mutual funds	73	73	—	—
Common stock	483	483	—	—
Fixed income securities:
U.S. Treasury and other U.S. government agency securities	329	329	—	—
Corporate and municipal bonds and notes	496	—	496	—
Collateralized mortgage obligations	4	—	4	—
U.S. government agency mortgage-backed securities	2	—	2	—
Mutual funds	113	113	—	—
Private placements	36		—	36
Other assets:
Securities purchased under agreements to resell	6	—	6	—
Total investments at fair value	$2,028	$1,021	$971	$36
The table below provides a summary of changes in the Corporation’s qualified defined benefit pension plan’s Level 3 investments measured at fair value on a recurring basis for the years ended December 31, 2014 and 2013.

		Net Gains (Losses)
(in millions)	Balance at Beginning of Period	Realized	Unrealized	Purchases	Sales	Balance at End of Period
Year Ended December 31, 2014
Private placements	$36	$1	$4	$60	$(28)	$73
Year Ended December 31, 2013
Private placements	$30	$—	$(4)	$46	$(36)	$36

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Comerica Incorporated and Subsidiaries

There were no assets in the non-qualified defined benefit pension plan at December 31, 2014 and 2013. The postretirement benefit plan is fully invested in bank-owned life insurance policies. The fair value of bank-owned life insurance policies is based on the cash surrender values of the policies as reported by the insurance companies and is classified in Level 2 of the fair value hierarchy.
Cash Flows
The Corporation currently expects to make no employer contributions to the qualified and non-qualified defined benefit pension plans and postretirement benefit plan for the year ended December 31, 2015.

	Estimated Future Benefit Payments
(in millions) Years Ended December 31	Qualified Defined Benefit Pension Plan	Non-Qualified Defined Benefit Pension Plan	Postretirement Benefit Plan (a)
2015	$67	$11	$6
2016	72	11	6
2017	78	12	6
2018	84	12	6
2019	89	13	6
2020 - 2024	529	70	25

(a)	Estimated benefit payments in the postretirement benefit plan are net of estimated Medicare subsidies.
Defined Contribution Plans
Substantially all of the Corporation’s employees are eligible to participate in the Corporation’s principal defined contribution plan (a 401(k) plan). Under this plan, the Corporation makes core matching cash contributions of 100 percent of the first 4 percent of qualified earnings contributed by employees (up to the current IRS compensation limit), invested based on employee investment elections. Employee benefits expense included expense for the plan of $22 million, $21 million and $20 million for the years ended December 31, 2014, 2013 and 2012, respectively.
The Corporation also provides a profit sharing plan for the benefit of substantially all employees who work at least 1,000 hours in a plan year and are not accruing a benefit in the defined benefit pension plan. Under the profit sharing plan, the Corporation makes an annual discretionary allocation to the individual account of each eligible employee ranging from 3 percent to 8 percent of annual compensation, determined based on combined age and years of service. The allocations are invested based on employee investment elections. The employee fully vests in the defined contribution pension plan after three years of service, at age 65 if still employed, or in the event of death while an employee. Before an employee is eligible to participate, the plan requires the equivalent of one year of service. The Corporation recognized $10 million, $7 million and $7 million in employee benefits expense for this plan for the years ended December 31, 2014, 2013 and 2012, respectively.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Comerica Incorporated and Subsidiaries

The current and deferred components of the provision for income taxes were as follows:

(in millions)
December 31	2014	2013	2012
Current:
Federal	$127	$242	$59
Foreign	6	6	6
State and local	14	17	18
Total current	147	265	83
Deferred:
Federal	123	(20)	152
State and local	7	—	6
Total deferred	130	(20)	158
Total	$277	$245	$241
Income before income taxes of $870 million for the year ended December 31, 2014 included $32 million of foreign-source income.
There was no income tax provision on securities transactions for the years ended December 31, 2014 and December 31, 2013 and an income tax provision of $4 million on securities transactions for the year ended December 31, 2012.
The provision for income taxes does not reflect the tax effects of unrealized gains and losses on investment securities available-for-sale or the change in defined benefit pension and other postretirement plans adjustment included in accumulated other comprehensive loss. Refer to Note 14 for additional information on accumulated other comprehensive loss.
The income tax effects of transactions under the Corporation's share-based compensation plans reduced both shareholders’ equity and deferred tax assets by $11 million, $5 million and $16 million in 2014, 2013, and 2012 respectively.
A reconciliation of expected income tax expense at the federal statutory rate to the Corporation’s provision for income taxes and effective tax rate follows:

(dollar amounts in millions)	2014		2013		2012
Years Ended December 31	Amount	Rate	Amount	Rate	Amount	Rate
Tax based on federal statutory rate	$305	35.0%	$275	35.0%	$267	35.0%
State income taxes	13	1.5	11	1.4	14	1.9
Affordable housing and historic credits	(24)	(2.8)	(21)	(2.6)	(22)	(2.9)
Bank-owned life insurance	(15)	(1.7)	(15)	(1.9)	(15)	(2.0)
Other changes in unrecognized tax benefits	2	0.2	(2)	(0.2)	1	0.2
Tax-related interest and penalties	(3)	(0.3)	(1)	(0.1)	—	—
Other	(1)	(0.1)	(2)	(0.4)	(4)	(0.6)
Provision for income taxes	$277	31.8%	$245	31.2%	$241	31.6%
Included in “accrued expenses and other liabilities” on the consolidated balance sheets was a $2 million liability for tax-related interest and penalties at both December 31, 2014 and December 31, 2013.
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
A reconciliation of the beginning and ending amount of net unrecognized tax benefits follows:

(in millions)	2014	2013	2012
Balance at January 1	$11	$42	$20
Increases as a result of tax positions taken during a prior period	3	—	33
Decrease related to settlements with tax authorities	—	(31)	(11)
Balance at December 31	$14	$11	$42
The Corporation anticipates that it is reasonably possible that settlements with tax authorities will result in a $9 million decrease in net unrecognized tax benefits within the next twelve months.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Comerica Incorporated and Subsidiaries

After consideration of the effect of the federal tax benefit available on unrecognized state tax benefits, the total amount of unrecognized tax benefits that, if recognized, would affect the Corporation’s effective tax rate was approximately $2 million at both December 31, 2014 and December 31, 2013.
The following tax years for significant jurisdictions remain subject to examination as of December 31, 2014:

Jurisdiction	Tax Years
Federal	2010-2013
California	2002-2013
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
The principal components of deferred tax assets and liabilities were as follows:

(in millions)
December 31	2014	2013
Deferred tax assets:
Allowance for loan losses	$208	$209
Deferred compensation	123	131
Defined benefit plans	—	2
Loan purchase accounting adjustments	5	17
Deferred loan origination fees and costs	28	28
Net unrealized losses on investment securities available-for-sale	—	39
Other temporary differences, net	44	75
Total deferred tax assets	408	501
Deferred tax liabilities:
Lease financing transactions	(206)	(226)
Defined benefit plans	(38)	—
Net unrealized gains on investment securities available-for-sale	(21)	—
Allowance for depreciation	(13)	(18)
Total deferred tax liabilities	(278)	(244)
Net deferred tax asset	$130	$257
At December 31, 2014 and December 31, 2013, the Corporation determined that no valuation allowance was necessary on federal or state deferred tax assets. This determination was based on sufficient taxable income in the carry-back period and projected future reversals of existing taxable temporary differences to absorb the deferred tax assets. The remaining deferred tax assets will be absorbed by future reversals of existing taxable temporary differences. For further information on the Corporation’s valuation policy for deferred tax assets, refer to Note 1.
NOTE 19 - TRANSACTIONS WITH RELATED PARTIES
The Corporation’s banking subsidiaries had, and expect to have in the future, transactions with the Corporation’s directors and executive officers, companies with which these individuals are associated, and certain related individuals. Such transactions were made in the ordinary course of business and included extensions of credit, leases and professional services. With respect to extensions of credit, all were made on substantially the same terms, including interest rates and collateral, as those prevailing at the same time for comparable transactions with other customers and did not, in management’s opinion, involve more than normal risk of collectibility or present other unfavorable features. The aggregate amount of loans attributable to persons who were related parties at December 31, 2014, totaled $105 million at the beginning of 2014 and $79 million at the end of 2014. During 2014, new loans to related parties aggregated $544 million and repayments totaled $570 million.
NOTE 20 - REGULATORY CAPITAL AND RESERVE REQUIREMENTS
Reserves required to be maintained and/or deposited with the FRB are classified in interest-bearing deposits with banks. These reserve balances vary, depending on the level of customer deposits in the Corporation’s banking subsidiaries. The average required reserve balances were $430 million and $397 million for the years ended December 31, 2014 and 2013, respectively.
Banking regulations limit the transfer of assets in the form of dividends, loans or advances from the bank subsidiaries to the parent company. Under the most restrictive of these regulations, the aggregate amount of dividends which can be paid to the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Comerica Incorporated and Subsidiaries

parent company, with prior approval from bank regulatory agencies, approximated $375 million at January 1, 2015, plus 2015 net profits. Substantially all the assets of the Corporation’s banking subsidiaries are restricted from transfer to the parent company of the Corporation in the form of loans or advances.
The Corporation’s subsidiary banks declared dividends of $380 million, $480 million and $497 million in 2014, 2013 and 2012, respectively.
The Corporation and its U.S. banking subsidiaries are subject to various regulatory capital requirements administered by federal and state banking agencies. Quantitative measures established by regulation to ensure capital adequacy require the maintenance of minimum amounts and ratios of Tier 1 and total capital (as defined in the regulations) to average and risk-weighted assets. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Corporation’s financial statements. At December 31, 2014 and 2013, the Corporation and its U.S. banking subsidiaries exceeded the ratios required for an institution to be considered “well capitalized” (total risk-based capital, Tier 1 risk-based capital and leverage ratios greater than 10 percent, 6 percent and 5 percent, respectively). There have been no conditions or events since December 31, 2014 that management believes have changed the capital adequacy classification of the Corporation or its U.S. banking subsidiaries.
The following is a summary of the capital position of the Corporation and Comerica Bank, its principal banking subsidiary.

(dollar amounts in millions)	Comerica Incorporated (Consolidated)	Comerica Bank
December 31, 2014
Tier 1 capital (minimum-$2.7 billion (Consolidated))	7,169	7,051
Total capital (minimum-$5.5 billion (Consolidated))	8,543	8,175
Risk-weighted assets	68,273	68,037
Average assets (fourth quarter)	69,284	69,092
Tier 1 capital to risk-weighted assets (minimum-4.0%)	10.50%	10.36%
Total capital to risk-weighted assets (minimum-8.0%)	12.51	12.02
Tier 1 capital to average assets (minimum-3.0%)	10.35	10.20
December 31, 2013
Tier 1 capital (minimum-$2.6 billion (Consolidated))	$6,895	$6,803
Total capital (minimum-$5.2 billion (Consolidated))	8,491	8,340
Risk-weighted assets	64,825	64,629
Average assets (fourth quarter)	64,017	63,836
Tier 1 capital to risk-weighted assets (minimum-4.0%)	10.64%	10.53%
Total capital to risk-weighted assets (minimum-8.0%)	13.10	12.90
Tier 1 capital to average assets (minimum-3.0%)	10.77	10.66
NOTE 21 - CONTINGENT LIABILITIES
Legal Proceedings
As previously reported in the Corporation's Form 10-K for the year ended December 31, 2013 and updated in Forms 10-Q for the quarterly periods ended March 31, 2014, June 30, 2014 and September 30, 2014, Comerica Bank, a wholly owned subsidiary of the Corporation, was sued in November 2011 as a third-party defendant in Butte Local Development v. Masters Group v. Comerica Bank (“the case”), for lender liability. The case was tried in January 2014, in the Montana Second District Judicial Court for Silver Bow County in Butte, Montana ("the court"). On January 17, 2014, a jury awarded Masters $52 million against the Bank. Following the jury’s decision on the case, the Corporation increased its reserve for litigation-related expense, effective as of December 31, 2013, to $52 million. The Corporation increased its reserve related to the case to $54 million in March 2014, to include additional attorney's fees and costs awarded by the court.
The Corporation believes that it has meritorious defenses and appellate issues for this litigation and has appealed to the Montana Supreme Court, the sole appellate court for the state of Montana. The Montana Supreme Court heard oral arguments in September 2014 and will be rendering a written decision on the appeal.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Comerica Incorporated and Subsidiaries

The Corporation and certain of its subsidiaries are subject to various other pending or threatened legal proceedings arising out of the normal course of business or operations. The Corporation believes it has meritorious defenses to the claims asserted against it in its other currently outstanding legal proceedings and, with respect to such legal proceedings, intends to continue to defend itself vigorously, litigating or settling cases according to management’s judgment as to what is in the best interests of the Corporation and its shareholders. Settlement may result from the Corporation's determination that it may be more prudent financially to settle, rather than litigate, and should not be regarded as an admission of liability. On at least a quarterly basis, the Corporation assesses its potential liabilities and contingencies in connection with outstanding legal proceedings utilizing the latest information available. On a case-by-case basis, reserves are established for those legal claims for which it is probable that a loss will be incurred either as a result of a settlement or judgment, and the amount of such loss can be reasonably estimated. The actual costs of resolving these claims may be substantially higher or lower than the amounts reserved. Based on current knowledge, and after consultation with legal counsel, management believes that current reserves are adequate, and the amount of any incremental liability arising from these matters is not expected to have a material adverse effect on the Corporation’s consolidated financial condition, consolidated results of operations or consolidated cash flows. Legal fees of $24 million for each of the years ended December 31, 2014 and 2013, and $31 million for the year ended December 31, 2012, were included in "other noninterest expenses" on the consolidated statements of income.
For matters where a loss is not probable, the Corporation has not established legal reserves. The Corporation believes the estimate of the aggregate range of reasonably possible losses, in excess of reserves established, for all legal proceedings in which it is involved is from zero to approximately $36 million at December 31, 2014. This estimated aggregate range of reasonably possible losses is based upon currently available information for those proceedings in which the Corporation is involved, taking into account the Corporation’s best estimate of such losses for those cases for which such estimate can be made. For certain cases, the Corporation does not believe that an estimate can currently be made. The Corporation’s estimate involves significant judgment, given the varying stages of the proceedings (including the fact that many are currently in preliminary stages), the existence in certain proceedings of multiple defendants (including the Corporation) whose share of liability has yet to be determined, the numerous yet-unresolved issues in many of the proceedings (including issues regarding class certification and the scope of many of the claims) and the attendant uncertainty of the various potential outcomes of such proceedings. Accordingly, the Corporation’s estimate will change from time to time, and actual losses may be more or less than the current estimate.

In the event of unexpected future developments, it is possible that the ultimate resolution of these matters, if unfavorable, may be material to the Corporation's consolidated financial condition, consolidated results of operations or consolidated cash flows.
For information regarding income tax contingencies, refer to Note 18.
NOTE 22 - BUSINESS SEGMENT INFORMATION
The Corporation has strategically aligned its operations into three major business segments: the Business Bank, the Retail Bank and Wealth Management. These business segments are differentiated based on the type of customer and the related products and services provided. In addition to the three major business segments, the Finance Division is also reported as a segment. Business segment results are produced by the Corporation’s internal management accounting system. This system measures financial results based on the internal business unit structure of the Corporation. The performance of the business segments is not comparable with the Corporation's consolidated results and is not necessarily comparable with similar information for any other financial institution. Additionally, because of the interrelationships of the various segments, the information presented is not indicative of how the segments would perform if they operated as independent entities. The management accounting system assigns balance sheet and income statement items to each business segment using certain methodologies, which are regularly reviewed and refined. From time to time, the Corporation may make reclassifications among the segments to more appropriately reflect management's current view of the segments, and methodologies may be modified as the management accounting system is enhanced and changes occur in the organizational structure and/or product lines. For comparability purposes, amounts in all periods are based on business unit structure and methodologies in effect at December 31, 2014.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Comerica Incorporated and Subsidiaries

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
In 2014, the Corporation enhanced the approach used to determine the standard reserve factors used in estimating the allowance for credit losses, which had the effect of capturing certain elements in the standard reserve component that had formerly been included in the qualitative assessment. The impact of the change was largely neutral to the total allowance for loan losses at June 30, 2014. However, because standard reserves are allocated to the segments at the loan level, while qualitative reserves are allocated at the portfolio level, the impact of the methodology change on the allowance of each segment reflected the characteristics of the individual loans within each segment's portfolio, causing segment reserves to increase or decrease accordingly. As a result, the current year provision for credit losses within each segment is not comparable to prior period amounts.
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
The following discussion provides information about the activities of each business segment. A discussion of the financial results and the factors impacting 2014 performance can be found in the section entitled "Business Segments" in the financial review.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Comerica Incorporated and Subsidiaries

Business segment financial results are as follows:

(dollar amounts in millions)	Business Bank	Retail Bank	Wealth Management	Finance	Other	Total
Year Ended December 31, 2014
Earnings summary:
Net interest income (expense) (FTE)	$1,512	$596	$186	$(662)	$27	$1,659
Provision for credit losses	53	(5)	(20)	—	(1)	27
Noninterest income	376	167	259	60	6	868
Noninterest expenses	590	702	322	(21)	33	1,626
Provision (benefit) for income taxes (FTE)	429	23	52	(224)	1	281
Net income (loss)	$816	$43	$91	$(357)	$—	$593
Net credit-related charge-offs (recoveries)	$15	$11	$(1)	$—	$—	$25

Selected average balances:
Assets	$37,332	$6,092	$4,997	$11,361	$6,556	$66,338
Loans	36,353	5,424	4,811	—	—	46,588
Deposits	28,554	21,710	4,034	233	253	54,784

Statistical data:
Return on average assets (a)	2.18%	0.20%	1.83%	N/M	N/M	0.89%
Efficiency ratio (b)	31.24	91.75	72.54	N/M	N/M	64.31

(dollar amounts in millions)	Business Bank	Retail Bank	Wealth Management	Finance	Other	Total
Year Ended December 31, 2013
Earnings summary:
Net interest income (expense) (FTE)	$1,503	$610	$184	$(653)	$31	$1,675
Provision for credit losses	54	13	(18)	—	(3)	46
Noninterest income	382	175	252	61	12	882
Noninterest expenses	643	708	319	10	42	1,722
Provision (benefit) for income taxes (FTE)	403	22	48	(226)	1	248
Net income (loss)	$785	$42	$87	$(376)	$3	$541
Net credit-related charge-offs	$43	$22	$8	$—	$—	$73

Selected average balances:
Assets	$35,529	$5,974	$4,807	$11,422	$6,201	$63,933
Loans	34,473	5,289	4,650	—	—	44,412
Deposits	26,169	21,247	3,775	312	208	51,711

Statistical data:
Return on average assets (a)	2.21%	0.19%	1.82%	N/M	N/M	0.85%
Efficiency ratio (b)	34.13	89.95	73.14	N/M	N/M	67.32
(Table continues on following page)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Comerica Incorporated and Subsidiaries

(dollar amounts in millions)	Business Bank	Retail Bank	Wealth Management	Finance	Other	Total
Year Ended December 31, 2012
Earnings summary:
Net interest income (expense) (FTE)	$1,517	$647	$187	$(658)	$38	$1,731
Provision for credit losses	34	24	19	—	2	79
Noninterest income	371	173	258	60	8	870
Noninterest expenses	602	723	320	12	100	1,757
Provision (benefit) for income taxes (FTE)	426	23	39	(228)	(16)	244
Net income (loss)	$826	$50	$67	$(382)	$(40)	$521
Net credit-related charge-offs	$107	$40	$23	$—	$—	$170

Selected average balances:
Assets	$34,444	$6,008	$4,623	$11,881	$5,613	$62,569
Loans	33,470	5,308	4,528	—	—	43,306
Deposits	24,837	20,623	3,680	206	187	49,533

Statistical data:
Return on average assets (a)	2.40%	0.23%	1.45%	N/M	N/M	0.83%
Efficiency ratio (b)	31.89	87.93	74.21	N/M	N/M	67.85

(a)	Return on average assets is calculated based on the greater of average assets or average liabilities and attributed equity.
(b)    Noninterest expenses as a percentage of the sum of net interest income (FTE) and noninterest income excluding net securities gains.
FTE – Fully Taxable Equivalent
N/M – not meaningful
The Corporation operates in three primary markets - Texas, California, and Michigan, as well as in Arizona and Florida, with select businesses operating in several other states, and in Canada and Mexico. The Corporation produces market segment results for the Corporation’s three primary geographic markets as well as Other Markets. Other Markets includes Florida, Arizona, the International Finance division and businesses with a national perspective. The Finance & Other category includes the Finance segment and the Other category as previously described. Market segment results are provided as supplemental information to the business segment results and may not meet all operating segment criteria as set forth in GAAP. For comparability purposes, amounts in all periods are based on market segments and methodologies in effect at December 31, 2014.
A discussion of the financial results and the factors impacting performance can be found in the section entitled "Market Segments" in the financial review.
Market segment financial results are as follows:

(dollar amounts in millions)	Michigan	California	Texas	Other Markets	Finance & Other	Total
Year Ended December 31, 2014
Earnings summary:
Net interest income (expense) (FTE)	$718	$722	$542	$312	$(635)	$1,659
Provision for credit losses	(32)	28	50	(18)	(1)	27
Noninterest income	360	147	129	166	66	868
Noninterest expenses	644	401	369	200	12	1,626
Provision (benefit) for income taxes (FTE)	169	168	92	75	(223)	281
Net income (loss)	$297	$272	$160	$221	$(357)	$593
Net credit-related charge-offs (recoveries)	$8	$22	$9	$(14)	$—	$25

Selected average balances:
Assets	$13,749	$15,667	$11,645	$7,360	$17,917	$66,338
Loans	13,336	15,390	10,954	6,908	—	46,588
Deposits	21,023	16,142	10,764	6,369	486	54,784

Statistical data:
Return on average assets (a)	1.35%	1.58%	1.33%	3.00%	N/M	0.89%
Efficiency ratio (b)	59.73	46.09	54.84	42.01	N/M	64.31
(Table continues on following page)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Comerica Incorporated and Subsidiaries

(dollar amounts in millions)	Michigan	California	Texas	Other Markets	Finance & Other	Total
Year Ended December 31, 2013
Earnings summary:
Net interest income (expense) (FTE)	$751	$692	$541	$313	$(622)	$1,675
Provision for credit losses	(12)	18	35	8	(3)	46
Noninterest income	357	150	132	170	73	882
Noninterest expenses	714	396	363	197	52	1,722
Provision (benefit) for income taxes (FTE)	145	160	98	70	(225)	248
Net income (loss)	$261	$268	$177	$208	$(373)	$541
Net credit-related charge-offs	$6	$27	$20	$20	$—	$73

Selected average balances:
Assets	$13,879	$14,233	$10,694	$7,504	$17,623	$63,933
Loans	13,461	13,978	9,989	6,984	—	44,412
Deposits	20,346	14,705	10,247	5,893	520	51,711

Statistical data:
Return on average assets (a)	1.22%	1.72%	1.54%	2.77%	N/M	0.85%
Efficiency ratio (b)	64.38	47.07	53.86	40.72	N/M	67.32

(dollar amounts in millions)	Michigan	California	Texas	Other Markets	Finance & Other	Total
Year Ended December 31, 2012
Earnings summary:
Net interest income (expense) (FTE)	$777	$692	$564	$318	$(620)	$1,731
Provision for credit losses	(30)	24	49	34	2	79
Noninterest income	385	136	124	157	68	870
Noninterest expenses	707	395	360	183	112	1,757
Provision (benefit) for income taxes (FTE)	170	156	98	64	(244)	244
Net income (loss)	$315	$253	$181	$194	$(422)	$521
Net credit-related charge-offs	$41	$47	$22	$60	$—	$170

Selected average balances:
Assets	$13,921	$12,988	$10,307	$7,859	$17,494	$62,569
Loans	13,618	12,747	9,552	7,389	—	43,306
Deposits	19,573	14,568	10,040	4,959	393	49,533

Statistical data:
Return on average assets (a)	1.53%	1.63%	1.60%	2.47%	N/M	0.83%
Efficiency ratio (b)	60.75	47.67	52.28	39.76	N/M	67.85

(a)	Return on average assets is calculated based on the greater of average assets or average liabilities and attributed equity.
(b)    Noninterest expenses as a percentage of the sum of net interest income (FTE) and noninterest income excluding net securities gains.
FTE – Fully Taxable Equivalent
N/M – not meaningful

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Comerica Incorporated and Subsidiaries

NOTE 23 - PARENT COMPANY FINANCIAL STATEMENTS
BALANCE SHEETS - COMERICA INCORPORATED

(in millions, except share data)
December 31	2014	2013
Assets
Cash and due from subsidiary bank	$—	$31
Short-term investments with subsidiary bank	1,133	482
Other short-term investments	94	96
Investment in subsidiaries, principally banks	7,411	7,171
Premises and equipment	2	4
Other assets	142	139
Total assets	$8,782	$7,923
Liabilities and Shareholders’ Equity
Medium- and long-term debt	$1,212	$617
Other liabilities	168	156
Total liabilities	1,380	773
Common stock - $5 par value:
Authorized - 325,000,000 shares
Issued - 228,164,824 shares	1,141	1,141
Capital surplus	2,188	2,179
Accumulated other comprehensive loss	(412)	(391)
Retained earnings	6,744	6,318
Less cost of common stock in treasury - 49,146,225 shares at 12/31/14 and 45,860,786 shares at 12/31/13	(2,259)	(2,097)
Total shareholders’ equity	7,402	7,150
Total liabilities and shareholders’ equity	$8,782	$7,923
STATEMENTS OF INCOME - COMERICA INCORPORATED

(in millions)
Years Ended December 31	2014	2013	2012
Income
Income from subsidiaries:
Dividends from subsidiaries	$384	$490	$505
Other interest income	1	1	1
Intercompany management fees	118	110	108
Other noninterest income	7	14	7
Total income	510	615	621
Expenses
Interest on medium- and long-term debt	14	11	11
Salaries and benefits expense	114	118	114
Net occupancy expense	5	4	7
Equipment expense	1	1	1
Merger and restructuring charges	—	—	35
Other noninterest expenses	70	78	54
Total expenses	204	212	222
Income before benefit for income taxes and equity in undistributed earnings of subsidiaries	306	403	399
Benefit for income taxes	(27)	(30)	(37)
Income before equity in undistributed earnings of subsidiaries	333	433	436
Equity in undistributed earnings of subsidiaries, principally banks	260	108	85
Net income	593	541	521
Less income allocated to participating securities	7	8	6
Net income attributable to common shares	$586	$533	$515

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Comerica Incorporated and Subsidiaries

STATEMENTS OF CASH FLOWS - COMERICA INCORPORATED

(in millions)
Years Ended December 31	2014	2013	2012
Operating Activities
Net income	$593	$541	$521
Adjustments to reconcile net income to net cash provided by operating activities:
Undistributed earnings of subsidiaries, principally banks	(260)	(108)	(85)
Depreciation and amortization	1	1	1
Net periodic defined benefit cost	4	8	7
Share-based compensation expense	16	14	15
Provision for deferred income taxes	—	3	2
Excess tax benefits from share-based compensation arrangements	(7)	(3)	(1)
Other, net	16	2	(8)
Net cash provided by operating activities	363	458	452
Investing Activities
Capital transactions with subsidiaries	—	—	(5)
Net change in premises and equipment	2	—	(1)
Net cash provided by (used in) investing activities	2	—	(6)
Financing Activities
Medium- and long-term debt:
Maturities and redemptions	—	—	(30)
Issuances	596	—	—
Common Stock:
Repurchases	(260)	(291)	(308)
Cash dividends paid	(137)	(123)	(97)
Issuances of common stock under employee stock plans	49	33	3
Excess tax benefits from share-based compensation arrangements	7	3	1
Net cash provided by (used in) financing activities	255	(378)	(431)
Net increase in cash and cash equivalents	620	80	15
Cash and cash equivalents at beginning of period	513	433	418
Cash and cash equivalents at end of period	$1,133	$513	$433
Interest paid	$12	$11	$12
Income taxes recovered	$(33)	$(27)	$(46)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Comerica Incorporated and Subsidiaries

NOTE 24 - SUMMARY OF QUARTERLY FINANCIAL STATEMENTS (UNAUDITED)
The following quarterly information is unaudited. However, in the opinion of management, the information reflects all adjustments, which are necessary for the fair presentation of the results of operations, for the periods presented.

	2014
(in millions, except per share data)	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Interest income	$438	$436	$441	$435
Interest expense	23	22	25	25
Net interest income	415	414	416	410
Provision for credit losses	2	5	11	9
Net securities (losses) gains	—	(1)	—	1
Noninterest income excluding net securities (losses) gains	225	216	220	207
Noninterest expenses	419	397	404	406
Provision for income taxes	70	73	70	64
Net income	149	154	151	139
Less income allocated to participating securities	1	2	2	2
Net income attributable to common shares	$148	$152	$149	$137
Earnings per common share:
Basic	$0.83	$0.85	$0.83	$0.76
Diluted	0.80	0.82	0.80	0.73
Comprehensive income	54	141	172	205

	2013
(in millions, except per share data)	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Interest income	$456	$439	$443	$446
Interest expense	26	27	29	30
Net interest income	430	412	414	416
Provision for credit losses	9	8	13	16
Net securities gains (losses)	—	1	(2)	—
Noninterest income excluding net securities gains (losses)	219	227	224	213
Noninterest expenses	473	417	416	416
Provision for income taxes	50	68	64	63
Net income	117	147	143	134
Less income allocated to participating securities	2	2	2	2
Net income attributable to common shares	$115	$145	$141	$132
Earnings per common share:
Basic	$0.64	$0.80	$0.77	$0.71
Diluted	0.62	0.78	0.76	0.70
Comprehensive income	267	144	15	137

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
Management assessed, with participation of the Corporation’s Chief Executive Officer and Chief Financial Officer, internal control over financial reporting as it relates to the Corporation’s consolidated financial statements presented in conformity with U.S. generally accepted accounting principles as of December 31, 2014. The assessment was based on criteria for effective internal control over financial reporting described in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Based on this assessment, management determined that internal control over financial reporting is effective as it relates to the Corporation’s consolidated financial statements presented in conformity with U.S. generally accepted accounting principles as of December 31, 2014.
Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
The Corporation's internal control over financial reporting as of December 31, 2014 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their accompanying report.
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Shareholders
Comerica Incorporated
We have audited Comerica Incorporated and subsidiaries' internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Comerica Incorporated and subsidiaries' management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report of Management. Our responsibility is to express an opinion on the Corporation's internal control over financial reporting based on our audit.
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
In our opinion, Comerica Incorporated and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2014 consolidated financial statements of Comerica Incorporated and subsidiaries and our report dated February 17, 2015 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Dallas, TX
February 17, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Shareholders
Comerica Incorporated
We have audited the accompanying consolidated balance sheets of Comerica Incorporated and subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 2014. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Comerica Incorporated and subsidiaries at December 31, 2014 and 2013, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Comerica Incorporated and subsidiaries’ internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 17, 2015 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Dallas, TX
February 17, 2015

HISTORICAL REVIEW - AVERAGE BALANCE SHEETS
Comerica Incorporated and Subsidiaries
CONSOLIDATED FINANCIAL INFORMATION

(in millions)
Years Ended December 31	2014	2013	2012	2011	2010
ASSETS
Cash and due from banks	$934	$987	$983	$921	$825

Interest-bearing deposits with banks	5,513	4,930	4,128	3,746	3,197
Other short-term investments	109	112	134	129	126

Investment securities	9,350	9,637	9,915	8,171	7,164

Commercial loans	29,715	27,971	26,224	22,208	21,090
Real estate construction loans	1,909	1,486	1,390	1,843	2,839
Commercial mortgage loans	8,706	9,060	9,842	10,025	10,244
Lease financing	834	847	864	950	1,086
International loans	1,376	1,275	1,272	1,191	1,222
Residential mortgage loans	1,778	1,620	1,505	1,580	1,607
Consumer loans	2,270	2,153	2,209	2,278	2,429
Total loans	46,588	44,412	43,306	40,075	40,517
Less allowance for loan losses	(601)	(622)	(693)	(838)	(1,019)
Net loans	45,987	43,790	42,613	39,237	39,498
Accrued income and other assets	4,445	4,477	4,796	4,710	4,740
Total assets	$66,338	$63,933	$62,569	$56,914	$55,550
LIABILITIES AND SHAREHOLDERS’ EQUITY

Noninterest-bearing deposits	$25,019	$22,379	$21,004	$16,994	$15,094

Money market and interest-bearing checking deposits	22,891	21,704	20,622	19,088	16,355
Savings deposits	1,744	1,657	1,593	1,550	1,394
Customer certificates of deposit	4,869	5,471	5,902	5,719	5,875
Other time deposits	—	—	—	23	306
Foreign office time deposits	261	500	412	388	462
Total interest-bearing deposits	29,765	29,332	28,529	26,768	24,392
Total deposits	54,784	51,711	49,533	43,762	39,486
Short-term borrowings	200	211	76	138	216
Accrued expenses and other liabilities	1,016	1,074	1,133	1,147	1,099
Medium- and long-term debt	2,965	3,972	4,818	5,519	8,684
Total liabilities	58,965	56,968	55,560	50,566	49,485
Total shareholders’ equity	7,373	6,965	7,009	6,348	6,065
Total liabilities and shareholders’ equity	$66,338	$63,933	$62,569	$56,914	$55,550

HISTORICAL REVIEW - STATEMENTS OF INCOME
Comerica Incorporated and Subsidiaries
CONSOLIDATED FINANCIAL INFORMATION

(in millions, except per share data)
Years Ended December 31	2014	2013	2012	2011	2010
INTEREST INCOME
Interest and fees on loans	$1,525	$1,556	$1,617	$1,564	$1,617
Interest on investment securities	211	214	234	233	226
Interest on short-term investments	14	14	12	12	10
Total interest income	1,750	1,784	1,863	1,809	1,853
INTEREST EXPENSE
Interest on deposits	45	55	70	90	115
Interest on short-term borrowings	—	—	—	—	1
Interest on medium- and long-term debt	50	57	65	66	91
Total interest expense	95	112	135	156	207
Net interest income	1,655	1,672	1,728	1,653	1,646
Provision for credit losses	27	46	79	144	478
Net interest income after provision for loan losses	1,628	1,626	1,649	1,509	1,168
NONINTEREST INCOME
Service charges on deposit accounts	215	214	214	208	208
Fiduciary income	180	171	158	151	154
Commercial lending fees	98	99	96	87	95
Card fees	80	74	65	77	74
Letter of credit fees	57	64	71	73	76
Bank-owned life insurance	39	40	39	37	40
Foreign exchange income	40	36	38	40	39
Brokerage fees	17	17	19	22	25
Net securities (losses) gains	—	(1)	12	14	3
Other noninterest income	142	168	158	134	125
Total noninterest income	868	882	870	843	839
NONINTEREST EXPENSES
Salaries and benefits expense	980	1,009	1,018	975	919
Net occupancy expense	171	160	163	169	162
Equipment expense	57	60	65	66	63
Outside processing fee expense	122	119	107	101	96
Software expense	95	90	90	88	89
Litigation-related expenses	4	52	23	10	2
FDIC insurance expense	33	33	38	43	62
Advertising expense	23	21	27	28	30
Gain on debt redemption	(32)	(1)	—	—	—
Merger and restructuring charges	—	—	35	75	—
Other noninterest expenses	173	179	191	216	219
Total noninterest expenses	1,626	1,722	1,757	1,771	1,642
Income from continuing operations before income taxes	870	786	762	581	365
Provision for income taxes	277	245	241	188	105
Income from continuing operations	593	541	521	393	260
Income from discontinued operations, net of tax	—	—	—	—	17
NET INCOME	$593	$541	$521	$393	$277
Less:
Preferred stock dividends	—	—	—	—	123
Income allocated to participating securities	7	8	6	4	1
Net income attributable to common shares	$586	$533	$515	$389	$153
Basic earnings per common share:
Income from continuing operations	$3.28	$2.92	$2.68	$2.11	$0.79
Net income	3.28	2.92	2.68	2.11	0.90
Diluted earnings per common share:
Income from continuing operations	3.16	2.85	2.67	2.09	0.78
Net income	3.16	2.85	2.67	2.09	0.88

Comprehensive income	572	563	464	426	224

Cash dividends declared on common stock	143	126	106	75	44
Cash dividends declared per common share	0.79	0.68	0.55	0.40	0.25

HISTORICAL REVIEW - STATISTICAL DATA
Comerica Incorporated and Subsidiaries
CONSOLIDATED FINANCIAL INFORMATION

Years Ended December 31	2014	2013	2012	2011	2010
Average Rates (Fully Taxable Equivalent Basis)
Interest-bearing deposits with banks	0.26%	0.26%	0.26%	0.24%	0.25%
Other short-term investments	0.57	1.22	1.65	2.17	1.58

Investment securities	2.26	2.25	2.43	2.91	3.24

Commercial loans	3.12	3.28	3.44	3.69	3.89
Real estate construction loans	3.41	3.85	4.44	4.37	3.17
Commercial mortgage loans	3.75	4.11	4.44	4.23	4.10
Lease financing	2.33	3.23	3.01	3.51	3.88
International loans	3.65	3.74	3.73	3.83	3.94
Residential mortgage loans	3.82	4.09	4.55	5.27	5.30
Consumer loans	3.20	3.30	3.42	3.50	3.54
Total loans	3.28	3.51	3.74	3.91	4.00
Interest income as a percentage of earning assets	2.85	3.03	3.27	3.49	3.65

Domestic deposits	0.14	0.18	0.24	0.33	0.48
Deposits in foreign offices	0.82	0.52	0.63	0.48	0.31
Total interest-bearing deposits	0.15	0.19	0.25	0.33	0.47
Short-term borrowings	0.04	0.07	0.12	0.13	0.25
Medium- and long-term debt	1.68	1.45	1.36	1.20	1.05
Interest expense as a percentage of interest-bearing sources	0.29	0.33	0.41	0.48	0.62
Interest rate spread	2.56	2.70	2.86	3.01	3.03
Impact of net noninterest-bearing sources of funds	0.14	0.14	0.17	0.18	0.21
Net interest margin as a percentage of earning assets	2.70%	2.84%	3.03%	3.19%	3.24%

Ratios
Return on average common shareholders’ equity	8.05%	7.76%	7.43%	6.18%	2.74%
Return on average assets	0.89	0.85	0.83	0.69	0.50
Efficiency ratio (a)	64.31	68.83	69.24	72.73	67.39
Tier 1 common capital as a percentage of risk-weighted assets (b)	10.50	10.64	10.14	10.37	10.13
Tier 1 capital as a percentage of risk-weighted assets	10.50	10.64	10.14	10.41	10.13
Total capital as a percentage of risk-weighted assets	12.51	13.10	13.15	14.25	14.54
Tangible common equity as a percentage of tangible assets (b)	9.85	10.07	9.76	10.27	10.54

Per Common Share Data
Book value at year-end	$41.35	$39.22	$36.86	$34.79	$32.80
Market value at year-end	46.84	47.54	30.34	25.80	42.24
Market value for the year
High	53.50	48.69	34.00	43.53	45.85
Low	42.73	30.73	26.25	21.48	29.68

Other Data (share data in millions)
Average common shares outstanding - basic	179	183	191	185	170
Average common shares outstanding - diluted	185	187	192	186	173
Number of banking centers	481	483	489	494	444
Number of employees (full-time equivalent)	8,876	8,948	9,035	9,468	9,073

(a)	Noninterest expenses as a percentage of the sum of net interest income (FTE) and noninterest income excluding net securities gains (losses).

(b)	See Supplemental Financial Data section for reconcilements of non-GAAP financial measures.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized as of February 17, 2015.

COMERICA INCORPORATED

By:	/s/ Ralph W. Babb, Jr.
Ralph W. Babb, Jr. Chairman, President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities indicated as of February 17, 2015.

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

10.1E†
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

10.1O†
Form of Standard Comerica Incorporated Restricted Stock Unit Agreement under the Amended and Restated Comerica Incorporated 2006 Long-Term Incentive Plan (2011 version) (filed as Exhibit 10.47 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2010, and incorporated herein by reference).

10.1P†
Form of Standard Comerica Incorporated Restricted Stock Unit Agreement under the Amended and Restated Comerica Incorporated 2006 Long-Term Incentive Plan (2011 version 2) (filed as Exhibit 10.5 to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, and incorporated herein by reference).

10.1Q†
Form of Standard Comerica Incorporated Performance Restricted Stock Unit Agreement under the Amended and Restated Comerica Incorporated 2006 Long-Term Incentive Plan (2012 version) (filed as Exhibit 10.1 to Registrant's Current Report on Form 8-K dated November 19, 2012, and incorporated herein by reference).

10.1R†
Form of Standard Comerica Incorporated Senior Executive Long-Term Performance Restricted Stock Unit Award Agreement under the Amended and Restated Comerica Incorporated 2006 Long-Term Incentive Plan (filed as Exhibit 10.3 to Registrant's Current Report on Form 8-K dated January 21, 2014, and incorporated herein by reference).

10.1S†
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

10.5†
Comerica Incorporated Amended and Restated Employee Stock Purchase Plan (amended and restated October 22, 2013) (filed as Exhibit 10.5 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2013, and incorporated herein by reference).

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

10.10†
Sterling Bancshares, Inc. Deferred Compensation Plan (as Amended and Restated) (filed as Exhibit 4.4 to Registrant's
Registration Statement on Form S-8 dated July 28, 2011 (Registration No. 333-175857) and incorporated herein by reference).

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

10.13†	Amended and Restated Comerica Incorporated Non-Employee Director Fee Deferral Plan (amended and restated on January 27, 2015) (filed herewith).

10.14†	Amended and Restated Comerica Incorporated Common Stock Non-Employee Director Fee Deferral Plan (amended and restated on January 27, 2015) (filed herewith).

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

11	Statement regarding Computation of Net Income Per Common Share (incorporated by reference from Note 15 on page F-90 of this Annual Report on Form 10-K).

12	(not applicable)

13	(not applicable)

14	(not applicable)

16	(not applicable)

18	(not applicable)

21	Subsidiaries of Registrant.

22	(not applicable)

23.1	Consent of Ernst & Young LLP.

24	(not applicable)

31.1	Chairman, President and CEO Rule 13a-14(a)/15d-14(a) Certification of Periodic Report (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002).

31.2	Executive Vice President and CFO Rule 13a-14(a)/15d-14(a) Certification of Periodic Report (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002).

32	Section 1350 Certification of Periodic Report (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002).

33	(not applicable)

34	(not applicable)

35	(not applicable)

95	(not applicable)

99	(not applicable)

100	(not applicable)

101
Financial statements from Annual Report on Form 10-K of the Registrant for the year ended December 31, 2014, formatted in Extensible Business Reporting Language: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Changes in Shareholders' Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements.

†	Management contract or compensatory plan or arrangement.

File No. for all filings under Exchange Act, unless otherwise noted: 1-10706.