Form 10-Q
period 2015-03-31
COMERICA INC /NEW/
filed 2015-04-29
CIK 28412

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________
FORM 10-Q
______________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015
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
$5 par value common stock:
Outstanding as of April 24, 2015: 178,009,377 shares

COMERICA INCORPORATED AND SUBSIDIARIES

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements

CONSOLIDATED BALANCE SHEETS
Comerica Incorporated and Subsidiaries

(in millions, except share data)	March 31, 2015	December 31, 2014
	(unaudited)
ASSETS
Cash and due from banks	$1,170	$1,026

Interest-bearing deposits with banks	4,792	5,045
Other short-term investments	101	99

Investment securities available-for-sale	8,214	8,116
Investment securities held-to-maturity	1,871	1,935

Commercial loans	32,091	31,520
Real estate construction loans	1,917	1,955
Commercial mortgage loans	8,558	8,604
Lease financing	792	805
International loans	1,433	1,496
Residential mortgage loans	1,859	1,831
Consumer loans	2,422	2,382
Total loans	49,072	48,593
Less allowance for loan losses	(601)	(594)
Net loans	48,471	47,999
Premises and equipment	531	532
Accrued income and other assets	4,186	4,438
Total assets	$69,336	$69,190

LIABILITIES AND SHAREHOLDERS’ EQUITY
Noninterest-bearing deposits	$27,394	$27,224

Money market and interest-bearing checking deposits	23,727	23,954
Savings deposits	1,817	1,752
Customer certificates of deposit	4,497	4,421
Foreign office time deposits	135	135
Total interest-bearing deposits	30,176	30,262
Total deposits	57,570	57,486
Short-term borrowings	80	116
Accrued expenses and other liabilities	1,500	1,507
Medium- and long-term debt	2,686	2,679
Total liabilities	61,836	61,788

Common stock - $5 par value:
Authorized - 325,000,000 shares
Issued - 228,164,824 shares	1,141	1,141
Capital surplus	2,188	2,188
Accumulated other comprehensive loss	(370)	(412)
Retained earnings	6,841	6,744
Less cost of common stock in treasury - 50,114,399 shares at 3/31/15 and 49,146,225 shares at 12/31/14	(2,300)	(2,259)
Total shareholders’ equity	7,500	7,402
Total liabilities and shareholders’ equity	$69,336	$69,190
See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)
Comerica Incorporated and Subsidiaries

	Three Months Ended March 31,
(in millions, except per share data)	2015	2014
INTEREST INCOME
Interest and fees on loans	$379	$376
Interest on investment securities	53	55
Interest on short-term investments	3	4
Total interest income	435	435
INTEREST EXPENSE
Interest on deposits	11	11
Interest on medium- and long-term debt	11	14
Total interest expense	22	25
Net interest income	413	410
Provision for credit losses	14	9
Net interest income after provision for credit losses	399	401
NONINTEREST INCOME
Service charges on deposit accounts	55	54
Fiduciary income	48	44
Commercial lending fees	25	20
Card fees	68	20
Letter of credit fees	13	14
Bank-owned life insurance	9	9
Foreign exchange income	10	9
Brokerage fees	4	5
Net securities (losses) gains	(2)	1
Other noninterest income	26	32
Total noninterest income	256	208
NONINTEREST EXPENSES
Salaries and benefits expense	253	247
Net occupancy expense	38	40
Equipment expense	13	14
Outside processing fee expense	78	28
Software expense	23	22
Litigation-related expense	1	3
FDIC insurance expense	9	8
Advertising expense	6	6
Other noninterest expenses	39	38
Total noninterest expenses	460	406
Income before income taxes	195	203
Provision for income taxes	61	64
NET INCOME	134	139
Less income allocated to participating securities	2	2
Net income attributable to common shares	$132	$137
Earnings per common share:
Basic	$0.75	$0.76
Diluted	0.73	0.73

Comprehensive income	176	205

Cash dividends declared on common stock	36	35
Cash dividends declared per common share	0.20	0.19
See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (unaudited)
Comerica Incorporated and Subsidiaries

	Common Stock			Accumulated Other Comprehensive Loss			Total Shareholders’ Equity
(in millions, except per share data)	Shares Outstanding	Amount	Capital Surplus		Retained Earnings	Treasury Stock
BALANCE AT DECEMBER 31, 2013	182.3	$1,141	$2,179	$(391)	$6,318	$(2,097)	$7,150
Net income	—	—	—	—	139	—	139
Other comprehensive income, net of tax	—	—	—	66	—	—	66
Cash dividends declared on common stock ($0.19 per share)	—	—	—	—	(35)	—	(35)
Purchase of common stock	(1.7)	—	—	—	—	(80)	(80)
Net issuance of common stock under employee stock plans	1.1	—	(11)	—	(8)	48	29
Share-based compensation	—	—	14	—	—	—	14
BALANCE AT MARCH 31, 2014	181.7	$1,141	$2,182	$(325)	$6,414	$(2,129)	$7,283

BALANCE AT DECEMBER 31, 2014	179.0	$1,141	$2,188	$(412)	$6,744	$(2,259)	$7,402
Net income	—	—	—	—	134	—	134
Other comprehensive income, net of tax	—	—	—	42	—	—	42
Cash dividends declared on common stock ($0.20 per share)	—	—	—	—	(36)	—	(36)
Purchase of common stock	(1.5)	—	—	—	—	(66)	(66)
Net issuance of common stock under employee stock plans	0.6	—	(16)	—	(2)	25	7
Share-based compensation	—	—	16	—	—	—	16
Other	—	—	—	—	1	—	1
BALANCE AT MARCH 31, 2015	178.1	$1,141	$2,188	$(370)	$6,841	$(2,300)	$7,500
See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
Comerica Incorporated and Subsidiaries

	Three Months Ended March 31,
(in millions)	2015	2014
OPERATING ACTIVITIES
Net income	$134	$139
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	14	9
Benefit for deferred income taxes	(21)	(5)
Depreciation and amortization	30	29
Net periodic defined benefit cost	11	9
Share-based compensation expense	16	14
Net amortization of securities	4	2
Accretion of loan purchase discount	(3)	(12)
Net securities losses (gains)	2	(1)
Net gains on sales of foreclosed property	—	(1)
Excess tax benefits from share-based compensation arrangements	(2)	(5)
Net change in:
Trading securities	—	5
Accrued income receivable	(6)	—
Accrued expenses payable	(31)	(61)
Other, net	190	92
Net cash provided by operating activities	338	214
INVESTING ACTIVITIES
Investment securities available-for-sale:
Maturities and redemptions	393	411
Sales	37	—
Purchases	(487)	(499)
Investment securities held-to-maturity:
Maturities and redemptions	66	—
Net change in loans	(487)	(1,026)
Proceeds from sales of foreclosed property	2	3
Net increase in premises and equipment	(25)	(16)
Other, net	—	(1)
Net cash used in investing activities	(501)	(1,128)
FINANCING ACTIVITIES
Net change in:
Deposits	184	255
Short-term borrowings	(36)	(93)
Common stock:
Repurchases	(66)	(80)
Cash dividends paid	(36)	(31)
Issuances under employee stock plans	6	26
Excess tax benefits from share-based compensation arrangements	2	5
Other, net	—	1
Net cash provided by financing activities	54	83
Net decrease in cash and cash equivalents	(109)	(831)
Cash and cash equivalents at beginning of period	6,071	6,451
Cash and cash equivalents at end of period	$5,962	$5,620
Interest paid	$19	$25
Income tax refunds received	(103)	—
Noncash investing and financing activities:
Loans transferred to other real estate	2	7
See notes to consolidated financial statements.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

NOTE 1 - BASIS OF PRESENTATION AND ACCOUNTING POLICIES
Organization
The accompanying unaudited consolidated financial statements were prepared in accordance with United States (U.S.) generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation were included. The results of operations for the three months ended March 31, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015. Certain items in prior periods were reclassified to conform to the current presentation. For further information, refer to the consolidated financial statements and footnotes thereto included in the Annual Report of Comerica Incorporated and Subsidiaries (the Corporation) on Form 10-K for the year ended December 31, 2014.
Revenue Recognition
In the first quarter 2015, the Corporation entered into a new contract for an existing debit card program. Guidance provided in Accounting Standards Code 605-45, "Principal Agent Considerations," indicates whether revenue should be reported gross or net for this type of arrangement. Management assessed various principal versus agent indicators provided in the guidance and concluded that the Corporation bears the risks and rewards of providing the services for the card program based on the new contract terms and, therefore, gross presentation of revenues and expenses is appropriate. The effect of this change in presentation was an increase of $44 million to both "card fees" in noninterest income and "outside processing fee expense" in noninterest expenses for the three months ended March 31, 2015.
Recently Adopted Accounting Pronouncements
Effective January 1, 2015, the Corporation prospectively adopted Accounting Standards Update (ASU) No. 2014-04, “Receivables – Troubled Debt Restructurings by Creditors (Subtopic 310-40): Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure,” (ASU 2014-04), which clarifies when an in-substance foreclosure or repossession of residential real estate property occurs, requiring a creditor to reclassify the loan to other real estate. According to ASU 2014-04, a consumer mortgage loan should be reclassified to other real estate either upon the creditor obtaining legal title to the real estate collateral or when the borrower voluntarily conveys all interest in the real estate property to the creditor through a deed in lieu of foreclosure or similar legal agreement. ASU 2014-04 also clarifies that a creditor that has obtained legal title to a foreclosed property should not delay reclassification when a borrower has a legal right of redemption for a period of time. The Corporation's existing accounting treatment is consistent with the new guidance, and therefore the adoption of ASU 2014-04 had no impact to the Corporation's financial condition and results of operations. Disclosures required by ASU 2014-04 are provided in Note 4.
Also Effective January 1, 2015, the Corporation prospectively adopted ASU No. 2014-12, “Compensation-Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period,” (ASU 2014-12). The new guidance requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. The Corporation's current accounting treatment of performance conditions for employees who are or become retirement eligible prior to the achievement of the performance target is consistent with ASU 2014-12, and as such the adoption of ASU 2014-12 had no impact to the Corporation’s financial condition and results of operations.
Pending Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (FASB) issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606),” (ASU 2014-09), which is intended to improve and converge the financial reporting requirements for revenue contracts with customers. Previous GAAP comprised broad revenue recognition concepts along with numerous industry-specific requirements. The new guidance establishes a five-step model which entities must follow to recognize revenue and removes inconsistencies and weaknesses in existing guidance. In April 2015, the FASB voted to make the guidance under ASU 2014-09 effective for annual and interim periods beginning after December 15, 2017. The guidance must be retrospectively applied. Entities will have the option of presenting prior periods as impacted by the new guidance or presenting the cumulative effect of initial application along with supplementary disclosures. Early adoption is prohibited. The Corporation is currently evaluating the impact of adopting ASU 2014-09.
In February 2015, the FASB issued ASU 2015-02, "Consolidation (Topic 810): Amendments to the Consolidation Analysis," (ASU 2015-02), which makes targeted amendments to the considerations applied by reporting entities when determining if a legal entity should be consolidated, including placing more emphasis on risk of loss when determining a controlling financial

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

interest. Low-income housing tax credit investments that meet the criteria for the proportional amortization method are not impacted by these amendments. ASU 2015-02 is effective for annual and interim periods beginning after December 15, 2015, and must be retrospectively applied. Early adoption is permitted. The Corporation is currently evaluating the impact of adopting ASU 2015-02.
In April 2015, the FASB issued ASU 2015-03, "ASU 2015-03: Interest - Imputation of Interest (Subtopic 835-30)," (ASU 2015-03), which amends the presentation of debt issuance costs in the balance sheet as a direct deduction from the carrying amount of the related debt liability rather than as a deferred charge as presented under current guidance. ASU 2015-03 is effective for annual and interim periods beginning after December 15, 2015, and must be retrospectively applied. Early adoption is permitted. The Corporation does not expect the adoption of this amendment to have a material effect on its financial condition and results of operations.
In April 2015, the FASB issued ASU 2015-05, "ASU 2015-05 Goodwill and Other - Internal-Use Software (Subtopic 350-40)," (ASU 2015-05), which defines specific criteria entities must apply to determine if a cloud computing arrangement includes an in-substance software license. The result of the assessment will direct the entity to apply either software licensing or service contract guidance to record the related fees. ASU 2015-05 is effective for annual and interim periods beginning after December 15, 2015, and can be prospectively or retrospectively applied. Early adoption is permitted. The Corporation does not expect the adoption to have a material effect on its financial condition and results of operations.
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
Refer to Note 1 to the consolidated financial statements in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2014 for further information about the fair value hierarchy, descriptions of the valuation methodologies and key inputs used to measure financial assets and liabilities recorded at fair value, as well as a description of the methods and significant assumptions used to estimate fair value disclosures for financial instruments not recorded at fair value in their entirety on a recurring basis. When credit valuation adjustments are significant to the overall fair value of a derivative, the Corporation classifies the over-the-counter derivative valuation in Level 3 of the fair value hierarchy; otherwise, over-the-counter derivative valuations are classified in Level 2.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

ASSETS AND LIABLILITIES RECORDED AT FAIR VALUE ON A RECURRING BASIS
The following tables present the recorded amount of assets and liabilities measured at fair value on a recurring basis as of March 31, 2015 and December 31, 2014.

(in millions)	Total	Level 1	Level 2	Level 3
March 31, 2015
Trading securities:
Deferred compensation plan assets	$95	$95	$—	$—
Investment securities available-for-sale:
U.S. Treasury and other U.S. government agency securities	534	534	—	—
Residential mortgage-backed securities (a)	7,407	—	7,407	—
State and municipal securities	23	—	—	23	(b)
Corporate debt securities	47	—	46	1	(b)
Equity and other non-debt securities	203	132	—	71	(b)
Total investment securities available-for-sale	8,214	666	7,453	95
Derivative assets:
Interest rate contracts	359	—	348	11
Energy derivative contracts	513	—	513	—
Foreign exchange contracts	50	—	50	—
Warrants	3	—	—	3
Total derivative assets	925	—	911	14
Total assets at fair value	$9,234	$761	$8,364	$109
Derivative liabilities:
Interest rate contracts	$130	$—	$130	$—
Energy derivative contracts	510	—	510	—
Foreign exchange contracts	39	—	39	—
Other	1	—	—	1
Total derivative liabilities	680	—	679	1
Deferred compensation plan liabilities	95	95	—	—
Total liabilities at fair value	$775	$95	$679	$1

(a)	Residential mortgage-backed securities issued and/or guaranteed by U.S. government agencies or U.S. government-sponsored enterprises.

(b)	Auction-rate securities.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

(in millions)	Total	Level 1	Level 2	Level 3
December 31, 2014
Trading securities:
Deferred compensation plan assets	$94	$94	$—	$—
Investment securities available-for-sale:
U.S. Treasury and other U.S. government agency securities	526	526	—	—
Residential mortgage-backed securities (a)	7,274	—	7,274	—
State and municipal securities	23	—	—	23	(b)
Corporate debt securities	51	—	50	1	(b)
Equity and other non-debt securities	242	130	—	112	(b)
Total investment securities available-for-sale	8,116	656	7,324	136
Derivative assets:
Interest rate contracts	328	—	328	—
Energy derivative contracts	527	—	527	—
Foreign exchange contracts	39	—	39	—
Warrants	4	—	—	4
Total derivative assets	898	—	894	4
Total assets at fair value	$9,108	$750	$8,218	$140
Derivative liabilities:
Interest rate contracts	$102	$—	$102	$—
Energy derivative contracts	525	—	525	—
Foreign exchange contracts	34	—	34	—
Other	1	—	—	1
Total derivative liabilities	662	—	661	1
Deferred compensation plan liabilities	94	94	—	—
Total liabilities at fair value	$756	$94	$661	$1

(a)	Residential mortgage-backed securities issued and/or guaranteed by U.S. government agencies or U.S. government-sponsored enterprises.

(b)	Auction-rate securities.
There were no transfers of assets or liabilities recorded at fair value on a recurring basis into or out of Level 1, Level 2 and Level 3 fair value measurements during each of the three-month periods ended March 31, 2015 and 2014.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

The following table summarizes the changes in Level 3 assets and liabilities measured at fair value on a recurring basis for the three-month periods ended March 31, 2015 and 2014.

		Net Realized/Unrealized Gains (Losses) (Pretax)

	Balance at Beginning of Period	Recorded in Earnings				Recorded in Other Comprehensive Income			Balance at End of Period

(in millions)		Realized		Unrealized				Sales
Three Months Ended March 31, 2015
Investment securities available-for-sale:
State and municipal securities (a)	$23	$—		$—		$—		$—	$23
Corporate debt securities (a)	1	—		—		—		—	1
Equity and other non-debt securities (a)	112	(2)	(c)	—		1	(b)	(40)	71
Total investment securities available-for-sale	136	(2)	(c)	—		1	(b)	(40)	95
Derivative assets:
Interest rate contracts	—	—		11	(d)	—		—	11
Warrants	4	—		(1)	(d)	—		—	3
Derivative liabilities:
Other	1	—		—		—		—	1
Three Months Ended March 31, 2014
Investment securities available-for-sale:
State and municipal securities (a)	$22	$—		$—		$1	(b)	$—	$23
Corporate debt securities (a)	1	—		—		—		—	1
Equity and other non-debt securities (a)	136	1	(c)	—		5	(b)	(24)	118
Total investment securities available-for-sale	159	1	(c)	—		6	(b)	(24)	142
Derivative assets:
Warrants	3	—		1	(d)	—		(1)	3
Derivative liabilities:
Other	2	—		—		—		—	2

(a)	Auction-rate securities.

(b)	Recorded in "net unrealized gains (losses) on investment securities available-for-sale" in other comprehensive income.

(c)	Realized and unrealized gains and losses due to changes in fair value recorded in "net securities gains" on the consolidated statements of comprehensive income.

(d)	Realized and unrealized gains and losses due to changes in fair value recorded in "other noninterest income" on the consolidated statements of comprehensive income.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

ASSETS AND LIABILITIES RECORDED AT FAIR VALUE ON A NONRECURRING BASIS
The Corporation may be required, from time to time, to record certain assets and liabilities at fair value on a nonrecurring basis. These include assets that are recorded at the lower of cost or fair value that were recognized at fair value below cost at the end of the period. All assets recorded at fair value on a nonrecurring basis were classified as Level 3 at March 31, 2015 and December 31, 2014 and are presented in the following table. No liabilities were recorded at fair value on a nonrecurring basis at March 31, 2015 and December 31, 2014.

(in millions)	Level 3
March 31, 2015
Loans:
Commercial	$40
Commercial mortgage	20
Total loans	60
Nonmarketable equity securities	2
Other real estate	4
Total assets at fair value	$66
December 31, 2014
Loans:
Commercial	$38
Commercial mortgage	26
Total loans	64
Nonmarketable equity securities	2
Other real estate	2
Total assets at fair value	$68
Level 3 assets recorded at fair value on a nonrecurring basis at March 31, 2015 and December 31, 2014 included loans for which a specific allowance was established based on the fair value of collateral and other real estate for which fair value of the properties was less than the cost basis. For both asset classes, the unobservable inputs were the additional adjustments applied by management to the appraised values to reflect such factors as non-current appraisals and revisions to estimated time to sell. These adjustments are determined based on qualitative judgments made by management on a case-by-case basis and are not quantifiable inputs, although they are used in the determination of fair value.
The following table presents quantitative information related to the significant unobservable inputs utilized in the Corporation's Level 3 recurring fair value measurement as of March 31, 2015 and December 31, 2014. The Corporation's Level 3 recurring fair value measurements include auction-rate securities where fair value is determined using an income approach based on a discounted cash flow model. The inputs in the table below reflect management's expectation of continued illiquidity in the secondary auction-rate securities market due to a lack of market activity for the issuers remaining in the portfolio, a lack of market incentives for issuer redemptions, and the expectation for a continuing low interest rate environment. The March 31, 2015 workout periods reflect management's view that short-term interest rates could begin to rise in 2015.

		Discounted Cash Flow Model
		Unobservable Input
	Fair Value (in millions)	Discount Rate	Workout Period (in years)
March 31, 2015
State and municipal securities (a)	$23	3% - 9%	1 - 3
Equity and other non-debt securities (a)	71	4% - 8%	1 - 2
December 31, 2014
State and municipal securities (a)	$23	3% - 9%	1 - 3
Equity and other non-debt securities (a)	112	4% - 8%	1 - 2

(a)	Auction-rate securities.

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
The carrying amount and estimated fair value of financial instruments not recorded at fair value in their entirety on a recurring basis on the Corporation’s consolidated balance sheets are as follows:

	Carrying Amount	Estimated Fair Value
(in millions)		Total	Level 1	Level 2	Level 3
March 31, 2015
Assets
Cash and due from banks	$1,170	$1,170	$1,170	$—	$—
Interest-bearing deposits with banks	4,792	4,792	4,792	—	—
Investment securities held-to-maturity	1,871	1,886	—	1,886	—
Loans held-for-sale	6	6	—	6	—
Total loans, net of allowance for loan losses (a)	48,471	48,427	—	—	48,427
Customers’ liability on acceptances outstanding	10	10	10	—	—
Nonmarketable equity securities (b)	11	19	—	—	19
Restricted equity investments	92	92	92	—	—
Liabilities
Demand deposits (noninterest-bearing)	27,394	27,394	—	27,394	—
Interest-bearing deposits	25,679	25,679	—	25,679	—
Customer certificates of deposit	4,497	4,489	—	4,489	—
Total deposits	57,570	57,562	—	57,562	—
Short-term borrowings	80	80	80	—	—
Acceptances outstanding	10	10	10	—	—
Medium- and long-term debt	2,686	2,677	—	2,677	—
Credit-related financial instruments	(83)	(83)	—	—	(83)
December 31, 2014
Assets
Cash and due from banks	$1,026	$1,026	$1,026	$—	$—
Interest-bearing deposits with banks	5,045	5,045	5,045	—	—
Investment securities held-to-maturity	1,935	1,933	—	1,933	—
Loans held-for-sale	5	5	—	5	—
Total loans, net of allowance for loan losses (a)	47,999	47,932	—	—	47,932
Customers’ liability on acceptances outstanding	10	10	10	—	—
Nonmarketable equity securities (b)	11	18	—	—	18
Restricted equity investments	92	92	92	—	—
Liabilities
Demand deposits (noninterest-bearing)	27,224	27,224	—	27,224	—
Interest-bearing deposits	25,841	25,841	—	25,841	—
Customer certificates of deposit	4,421	4,411	—	4,411	—
Total deposits	57,486	57,476	—	57,476	—
Short-term borrowings	116	116	116	—	—
Acceptances outstanding	10	10	10	—	—
Medium- and long-term debt	2,679	2,681	—	2,681	—
Credit-related financial instruments	(85)	(85)	—	—	(85)

(a)	Included $60 million and $64 million of impaired loans recorded at fair value on a nonrecurring basis at March 31, 2015 and December 31, 2014, respectively.

(b)	Included $2 million of nonmarketable equity securities recorded at fair value on a nonrecurring basis at both March 31, 2015 and December 31, 2014.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

NOTE 3 - INVESTMENT SECURITIES
A summary of the Corporation’s investment securities follows:

(in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
March 31, 2015
Investment securities available-for-sale:
U.S. Treasury and other U.S. government agency securities	$526	$8	$—	$534
Residential mortgage-backed securities (a)	7,287	143	23	7,407
State and municipal securities	24	—	1	23
Corporate debt securities	47	—	—	47
Equity and other non-debt securities	202	1	—	203
Total investment securities available-for-sale (b)	$8,086	$152	$24	$8,214
Investment securities held-to-maturity (c):
Residential mortgage-backed securities (a)	$1,871	$15	$—	$1,886

December 31, 2014
Investment securities available-for-sale:
U.S. Treasury and other U.S. government agency securities	$526	$—	$—	$526
Residential mortgage-backed securities (a)	7,192	122	40	7,274
State and municipal securities	24	—	1	23
Corporate debt securities	51	—	—	51
Equity and other non-debt securities	242	1	1	242
Total investment securities available-for-sale (b)	$8,035	$123	$42	$8,116
Investment securities held-to-maturity (c):
Residential mortgage-backed securities (a)	$1,935	$—	$2	$1,933

(a)	Residential mortgage-backed securities issued and/or guaranteed by U.S. government agencies or U.S. government-sponsored enterprises.

(b)	Included auction-rate securities at amortized cost and fair value of $95 million as of March 31, 2015 and $137 million and $136 million, respectively, as of December 31, 2014.

(c)
Investment securities transferred from available-for-sale are reclassified at fair value at the time of transfer. The amortized cost of investment securities held-to-maturity included gross unrealized gains and gross unrealized losses of $8 million and $29 million, respectively, at March 31, 2015 and $9 million and $32 million, respectively, at December 31, 2014, related to securities transferred, which are included in accumulated other comprehensive loss.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

A summary of the Corporation’s investment securities in an unrealized loss position as of March 31, 2015 and December 31, 2014 follows:

	Temporarily Impaired
	Less than 12 Months			12 Months or more			Total
(in millions)	Fair Value	Unrealized Losses		Fair Value	Unrealized Losses		Fair Value	Unrealized Losses
March 31, 2015
U.S. Treasury and other U.S. government agency securities	$10	$—	(a)	$—	$—		$10	$—	(a)
Residential mortgage-backed securities (b)	625	3		2,270	40		2,895	43
State and municipal securities (c)	—	—		23	1		23	1
Corporate debt securities (c)	—	—		1	—	(a)	1	—	(a)
Equity and other non-debt securities (c)	—	—		14	—	(a)	14	—	(a)
Total temporarily impaired securities	$635	$3		$2,308	$41		$2,943	$44
December 31, 2014
U.S. Treasury and other U.S. government agency securities	$298	$—	(a)	$—	$—		$298	$—	(a)
Residential mortgage-backed securities (b)	626	3		3,112	71		3,738	74
State and municipal securities (c)	—	—		22	1		22	1
Corporate debt securities (c)	—	—		1	—	(a)	1	—	(a)
Equity and other non-debt securities (c)	—	—		112	1		112	1
Total temporarily impaired securities	$924	$3		$3,247	$73		$4,171	$76

(a)	Unrealized losses less than $0.5 million.

(b)	Residential mortgage-backed securities issued and/or guaranteed by U.S. government agencies or U.S. government-sponsored enterprises.

(c)	Auction-rate securities.
At March 31, 2015, the Corporation had 96 securities in an unrealized loss position with no credit impairment, including 65 residential mortgage-backed securities, 12 equity and other non-debt auction-rate preferred securities, 17 state and municipal auction-rate securities, one corporate auction-rate debt security and one U.S. Treasury security. As of March 31, 2015, approximately 93 percent of the aggregate par value of auction-rate securities have been redeemed or sold since acquisition, of which approximately 92 percent were redeemed at or above cost. The unrealized losses for these securities resulted from changes in market interest rates and liquidity. The Corporation ultimately expects full collection of the carrying amount of these securities, does not intend to sell the securities in an unrealized loss position, and it is not more-likely-than-not that the Corporation will be required to sell the securities in an unrealized loss position prior to recovery of amortized cost. The Corporation does not consider these securities to be other-than-temporarily impaired at March 31, 2015.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

Sales, calls and write-downs of investment securities available-for-sale resulted in the following gains and losses recorded in “net securities (losses) gains” on the consolidated statements of comprehensive income, computed based on the adjusted cost of the specific security.

	Three Months Ended March 31,
(in millions)	2015	2014
Securities gains	$—	$1
Securities losses	(2)	—
Net securities (losses) gains	$(2)	$1
The following table summarizes the amortized cost and fair values of debt securities by contractual maturity. Securities with multiple maturity dates are classified in the period of final maturity. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(in millions)	Available-for-sale		Held-to-maturity
March 31, 2015	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Contractual maturity
Within one year	$70	$71	$—	$—
After one year through five years	689	697	—	—
After five years through ten years	922	968	—	—
After ten years	6,203	6,275	1,871	1,886
Subtotal	7,884	8,011	1,871	1,886
Equity and other non-debt securities	202	203
Total investment securities	$8,086	$8,214	$1,871	$1,886
Included in the contractual maturity distribution in the table above were residential mortgage-backed securities available-for-sale with total amortized cost and fair value of $7.3 billion and $7.4 billion, respectively, and residential mortgage-backed securities held-to-maturity with a total amortized cost and fair value of $1.9 billion. The actual cash flows of mortgage-backed securities may differ from contractual maturity as the borrowers of the underlying loans may exercise prepayment options.
At March 31, 2015, investment securities with a carrying value of $3.1 billion were pledged where permitted or required by law to secure $2.2 billion of liabilities, primarily public and other deposits of state and local government agencies and derivative instruments.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

NOTE 4 – CREDIT QUALITY AND ALLOWANCE FOR CREDIT LOSSES
The following table presents an aging analysis of the recorded balance of loans.

	Loans Past Due and Still Accruing
(in millions)	30-59 Days	60-89 Days	90 Days or More	Total	Nonaccrual Loans	Current Loans	Total Loans
March 31, 2015
Business loans:
Commercial	$53	$14	$7	$74	$113	$31,904	$32,091
Real estate construction:
Commercial Real Estate business line (a)	2	—	—	2	—	1,573	1,575
Other business lines (b)	8	—	—	8	1	333	342
Total real estate construction	10	—	—	10	1	1,906	1,917
Commercial mortgage:
Commercial Real Estate business line (a)	19	3	2	24	20	1,763	1,807
Other business lines (b)	14	5	2	21	62	6,668	6,751
Total commercial mortgage	33	8	4	45	82	8,431	8,558
Lease financing	—	—	—	—	—	792	792
International	4	3	—	7	1	1,425	1,433
Total business loans	100	25	11	136	197	44,458	44,791
Retail loans:
Residential mortgage	9	1	—	10	37	1,812	1,859
Consumer:
Home equity	6	2	1	9	31	1,638	1,678
Other consumer	2	—	—	2	1	741	744
Total consumer	8	2	1	11	32	2,379	2,422
Total retail loans	17	3	1	21	69	4,191	4,281
Total loans	$117	$28	$12	$157	$266	$48,649	$49,072
December 31, 2014
Business loans:
Commercial	$58	$13	$1	$72	$109	$31,339	$31,520
Real estate construction:
Commercial Real Estate business line (a)	3	—	—	3	1	1,602	1,606
Other business lines (b)	12	—	—	12	1	336	349
Total real estate construction	15	—	—	15	2	1,938	1,955
Commercial mortgage:
Commercial Real Estate business line (a)	8	1	1	10	22	1,758	1,790
Other business lines (b)	16	12	2	30	73	6,711	6,814
Total commercial mortgage	24	13	3	40	95	8,469	8,604
Lease financing	—	—	—	—	—	805	805
International	9	—	—	9	—	1,487	1,496
Total business loans	106	26	4	136	206	44,038	44,380
Retail loans:
Residential mortgage	9	2	—	11	36	1,784	1,831
Consumer:
Home equity	5	3	—	8	30	1,620	1,658
Other consumer	12	—	1	13	1	710	724
Total consumer	17	3	1	21	31	2,330	2,382
Total retail loans	26	5	1	32	67	4,114	4,213
Total loans	$132	$31	$5	$168	$273	$48,152	$48,593

(a)	Primarily loans to real estate developers.

(b)	Primarily loans secured by owner-occupied real estate.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

The following table presents loans by credit quality indicator, based on internal risk ratings assigned to each business loan at the time of approval and subjected to subsequent reviews, generally at least annually, and to pools of retail loans with similar risk characteristics.

	Internally Assigned Rating
(in millions)	Pass (a)	Special Mention (b)	Substandard (c)	Nonaccrual (d)	Total
March 31, 2015
Business loans:
Commercial	$30,739	$572	$667	$113	$32,091
Real estate construction:
Commercial Real Estate business line (e)	1,563	12	—	—	1,575
Other business lines (f)	333	—	8	1	342
Total real estate construction	1,896	12	8	1	1,917
Commercial mortgage:
Commercial Real Estate business line (e)	1,685	62	40	20	1,807
Other business lines (f)	6,348	177	164	62	6,751
Total commercial mortgage	8,033	239	204	82	8,558
Lease financing	766	17	9	—	792
International	1,394	17	21	1	1,433
Total business loans	42,828	857	909	197	44,791
Retail loans:
Residential mortgage	1,809	—	13	37	1,859
Consumer:
Home equity	1,639	—	8	31	1,678
Other consumer	729	2	12	1	744
Total consumer	2,368	2	20	32	2,422
Total retail loans	4,177	2	33	69	4,281
Total loans	$47,005	$859	$942	$266	$49,072
December 31, 2014
Business loans:
Commercial	$30,310	$560	$541	$109	$31,520
Real estate construction:
Commercial Real Estate business line (e)	1,594	11	—	1	1,606
Other business lines (f)	336	7	5	1	349
Total real estate construction	1,930	18	5	2	1,955
Commercial mortgage:
Commercial Real Estate business line (e)	1,652	69	47	22	1,790
Other business lines (f)	6,434	138	169	73	6,814
Total commercial mortgage	8,086	207	216	95	8,604
Lease financing	778	26	1	—	805
International	1,468	15	13	—	1,496
Total business loans	42,572	826	776	206	44,380
Retail loans:
Residential mortgage	1,790	2	3	36	1,831
Consumer:
Home equity	1,620	—	8	30	1,658
Other consumer	718	3	2	1	724
Total consumer	2,338	3	10	31	2,382
Total retail loans	4,128	5	13	67	4,213
Total loans	$46,700	$831	$789	$273	$48,593

(a)	Includes all loans not included in the categories of special mention, substandard or nonaccrual.

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

(d)
Nonaccrual loans are loans for which the accrual of interest has been discontinued. For further information regarding nonaccrual loans, refer to the Nonperforming Assets subheading in Note 1 - Basis of Presentation and Accounting Policies - on page F-55 in the Corporation's 2014 Annual Report. A significant majority of nonaccrual loans are generally consistent with the "substandard" category and the remainder are generally consistent with the "doubtful" category as defined by regulatory authorities.

(e)	Primarily loans to real estate developers.

(f)	Primarily loans secured by owner-occupied real estate.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

The following table summarizes nonperforming assets.

(in millions)	March 31, 2015	December 31, 2014
Nonaccrual loans	$266	$273
Reduced-rate loans (a)	13	17
Total nonperforming loans	279	290
Foreclosed property (b)	9	10
Total nonperforming assets	$288	$300

(a)
Reduced-rate business loans were zero at both March 31, 2015 and December 31, 2014, and reduced-rate retail loans were $13 million and $17 million at March 31, 2015 and December 31, 2014, respectively.

(b)	Foreclosed residential real estate properties.
Nonaccrual loans included retail loans secured by residential real estate properties in process of foreclosure of $3 million at March 31, 2015.
Allowance for Credit Losses
The following table details the changes in the allowance for loan losses and related loan amounts.

	2015			2014
(in millions)	Business Loans	Retail Loans	Total	Business Loans	Retail Loans	Total
Three Months Ended March 31
Allowance for loan losses:
Balance at beginning of period	$534	$60	$594	$531	$67	$598
Loan charge-offs	(21)	(2)	(23)	(27)	(3)	(30)
Recoveries on loans previously charged-off	12	3	15	16	2	18
Net loan charge-offs	(9)	1	(8)	(11)	(1)	(12)
Provision for loan losses	17	(1)	16	10	(2)	8
Foreign currency translation adjustment	(1)	—	(1)	—	—	—
Balance at end of period	$541	$60	$601	$530	$64	$594

As a percentage of total loans	1.21%	1.39%	1.22%	1.25%	1.62%	1.28%

March 31
Allowance for loan losses:
Individually evaluated for impairment	$31	$—	$31	$39	$—	$39
Collectively evaluated for impairment	510	60	570	491	64	555
Total allowance for loan losses	$541	$60	$601	$530	$64	$594
Loans:
Individually evaluated for impairment	$169	$37	$206	$204	$49	$253
Collectively evaluated for impairment	44,622	4,242	48,864	42,315	3,916	46,231
Purchased credit impaired (PCI) loans	—	2	2	2	3	5
Total loans evaluated for impairment	$44,791	$4,281	$49,072	$42,521	$3,968	$46,489
Changes in the allowance for credit losses on lending-related commitments, included in "accrued expenses and other liabilities" on the consolidated balance sheets, are summarized in the following table.

	Three Months Ended March 31,
(in millions)	2015	2014
Balance at beginning of period	$41	$36
Provision for credit losses on lending-related commitments	(2)	1
Balance at end of period	$39	$37

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

Individually Evaluated Impaired Loans
The following table presents additional information regarding individually evaluated impaired loans.

	Recorded Investment In:
(in millions)	Impaired Loans with No Related Allowance	Impaired Loans with Related Allowance	Total Impaired Loans	Unpaid Principal Balance	Related Allowance for Loan Losses
March 31, 2015
Business loans:
Commercial	$3	$105	$108	$152	$22
Commercial mortgage:
Commercial Real Estate business line (a)	—	18	18	39	7
Other business lines (b)	4	38	42	61	1
Total commercial mortgage	4	56	60	100	8
International	—	1	1	3	1
Total business loans	7	162	169	255	31
Retail loans:
Residential mortgage	22	—	22	25	—
Consumer:
Home equity	12	—	12	17	—
Other consumer	3	—	3	4	—
Total consumer	15	—	15	21	—
Total retail loans (c)	37	—	37	46	—
Total individually evaluated impaired loans	$44	$162	$206	$301	$31
December 31, 2014
Business loans:
Commercial	$7	$103	$110	$148	$29
Real estate construction:
Other business lines (b)	—	1	1	1	—
Commercial mortgage:
Commercial Real Estate business line (a)	—	19	19	41	8
Other business lines (b)	4	43	47	63	2
Total commercial mortgage	4	62	66	104	10
Total business loans	11	166	177	253	39
Retail loans:
Residential mortgage	25	—	25	28	—
Consumer:
Home equity	12	—	12	16	—
Other consumer	5	—	5	7	—
Total consumer	17	—	17	23	—
Total retail loans (c)	42	—	42	51	—
Total individually evaluated impaired loans	$53	$166	$219	$304	$39

(a)	Primarily loans to real estate developers.

(b)	Primarily loans secured by owner-occupied real estate.

(c)	Individually evaluated retail loans had no related allowance for loan losses, primarily due to policy changes which resulted in direct write-downs of restructured retail loans.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

The following table presents information regarding average individually evaluated impaired loans and the related interest recognized. Interest income recognized for the period primarily related to performing restructured loans.

	Individually Evaluated Impaired Loans
	2015		2014
(in millions)	Average Balance for the Period	Interest Income Recognized for the Period	Average Balance for the Period	Interest Income Recognized for the Period
Three Months Ended March 31
Business loans:
Commercial	$109	$1	$62	$—
Real estate construction:
Commercial Real Estate business line (a)	—	—	19	—
Commercial mortgage:
Commercial Real Estate business line (a)	19	—	62	—
Other business lines (b)	44	—	67	1
Total commercial mortgage	63	—	129	1
International	1	—	3	—
Total business loans	173	1	213	1
Retail loans:
Residential mortgage	23	—	34	—
Consumer loans:
Home equity	12	—	12	—
Other consumer	4	—	4	—
Total consumer	16	—	16	—
Total retail loans	39	—	50	—
Total individually evaluated impaired loans	$212	$1	$263	$1

(a)	Primarily loans to real estate developers.

(b)	Primarily loans secured by owner-occupied real estate.
Troubled Debt Restructurings
The following tables detail the recorded balance at March 31, 2015 and 2014 of loans considered to be TDRs that were restructured during the three-month periods ended March 31, 2015 and 2014, by type of modification. In cases of loans with more than one type of modification, the loans were categorized based on the most significant modification.

	2015	2014
		Type of Modification
(in millions)	Principal Deferrals (a)	Principal Deferrals (a)		Interest Rate Reductions	Total Modifications
Three Months Ended March 31
Business loans:
Commercial	$—	$1		$—	$1
Commercial mortgage:
Other business lines (b)	3	8		—	8
International	—	1		—	1
Total business loans	3	10		—	10
Retail loans:
Consumer:
Home equity	—	1	(c)	1	2
Total loans	$3	$11		$1	$12

(a)	Primarily represents loan balances where terms were extended 90 days or more at or above contractual interest rates.

(b)	Primarily loans secured by owner-occupied real estate.

(c)	Includes bankruptcy loans for which the court has discharged the borrower's obligation and the borrower has not reaffirmed the debt.
Commitments to lend additional funds to borrowers whose terms have been modified in TDRs were insignificant at March 31, 2015 and $3 million at December 31, 2014.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

The majority of the modifications considered to be TDRs that occurred during the three months ended March 31, 2015 and 2014 were principal deferrals. The Corporation charges interest on principal balances outstanding during deferral periods. Additionally, none of the modifications involved forgiveness of principal. As a result, the current and future financial effects of the recorded balance of loans considered to be TDRs that were restructured during the three months ended March 31, 2015 and 2014 were insignificant.
On an ongoing basis, the Corporation monitors the performance of modified loans to their restructured terms. In the event of a subsequent default, the allowance for loan losses continues to be reassessed on the basis of an individual evaluation of the loan.
The following table presents information regarding the recorded balance at March 31, 2015 and 2014 of loans modified by principal deferral during the twelve-month periods ended March 31, 2015 and 2014, and those principal deferrals which experienced a subsequent default during the three-month periods ended March 31, 2015 and 2014. For principal deferrals, incremental deterioration in the credit quality of the loan, represented by a downgrade in the risk rating of the loan, for example, due to missed interest payments or a reduction of collateral value, is considered a subsequent default.

	2015			2014
(in millions)	Balance at March 31		Subsequent Default in the Three Months Ended March 31	Balance at March 31		Subsequent Default in the Three Months Ended March 31
Principal deferrals:
Business loans:
Commercial	$20		$15	$13		$2
Commercial mortgage:
Commercial Real Estate business line (a)	—		—	17		—
Other business lines (b)	9		1	12		—
Total commercial mortgage	9		1	29		—
International	—		—	1		—
Total business loans	29		16	43		2
Retail loans:
Residential mortgage	1	(c)	—	3	(c)	—
Consumer:
Home equity	1	(c)	—	6	(c)	—
Other consumer	—		—	2	(c)	—
Total consumer	1		—	8		—
Total retail loans	2		—	11		—
Total principal deferrals	$31		$16	$54		$2

(a)	Primarily loans to real estate developers.

(b)	Primarily loans secured by owner-occupied real estate.

(c)	Includes bankruptcy loans for which the court has discharged the borrower's obligation and the borrower has not reaffirmed the debt.
During the twelve-month periods ended March 31, 2015 and 2014, loans with a carrying value of $3 million and $6 million, respectively, were modified by interest rate reduction. During the twelve months ended March 31, 2014, loans with a carrying value of $8 million were restructured into two notes (AB note restructures). For reduced-rate loans and AB note restructures, a subsequent payment default is defined in terms of delinquency, when a principal or interest payment is 90 days past due. There were no subsequent payment defaults of reduced-rate loans or AB note restructures during the three-month periods ended March 31, 2015 and 2014.
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

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

No allowance for loan losses was required on the acquired PCI loan pools at both March 31, 2015 and December 31, 2014. The carrying amount of acquired PCI loans included in the consolidated balance sheet and the related outstanding balance at March 31, 2015 and December 31, 2014 were as follows.

(in millions)	March 31, 2015	December 31, 2014
Acquired PCI loans:
Carrying amount	$2	$2
Outstanding balance (principal and unpaid interest)	7	8
Changes in the accretable yield for acquired PCI loans for the three-month periods ended March 31, 2015 and 2014 were as follows.

	Three Months Ended March 31,
(in millions)	2015	2014
Balance at beginning of period	$1	$15
Reclassifications from nonaccretable	1	5
Accretion	(1)	(9)
Balance at end of period	$1	$11
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
Credit risk is the possible loss that may occur in the event of nonperformance by the counterparty to a financial instrument. The Corporation attempts to minimize credit risk arising from customer-initiated derivatives by evaluating the creditworthiness of each customer, adhering to the same credit approval process used for traditional lending activities and obtaining collateral as deemed necessary. Derivatives with dealer counterparties are either cleared through a clearinghouse or settled directly with a single counterparty. For derivatives settled directly with dealer counterparties, the Corporation utilizes counterparty risk limits and monitoring procedures as well as master netting arrangements and bilateral collateral agreements to facilitate the management of credit risk. Master netting arrangements effectively reduce credit risk by permitting settlement of positive and negative positions and offset cash collateral held with the same counterparty on a net basis. Bilateral collateral agreements require daily exchange of cash or highly rated securities issued by the U.S. Treasury or other U.S. government entities to collateralize amounts due to either party beyond certain risk limits. At March 31, 2015, counterparties with bilateral collateral agreements had pledged $203 million of marketable investment securities and deposited $345 million of cash with the Corporation to secure the fair value of contracts in an unrealized gain position, and the Corporation had pledged $7 million of investment securities and posted $2 million of cash as collateral for contracts in an unrealized loss position. For those counterparties not covered under bilateral collateral agreements, collateral is obtained, if deemed necessary, based on the results of management’s credit evaluation of the counterparty. Collateral varies, but may include cash, investment securities, accounts receivable, equipment or real estate. Included in the fair value of derivative instruments are credit valuation adjustments reflecting counterparty credit risk. These adjustments are determined by applying a credit spread for the counterparty or the Corporation, as appropriate, to the total expected exposure of the derivative.
The aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a liability position on March 31, 2015 was $4 million, for which the Corporation had pledged no collateral in the normal course of business. The credit-risk-related contingent features require the Corporation’s debt to maintain an investment grade credit rating from each of the major credit rating agencies. If the Corporation’s debt were to fall below investment grade, the counterparties to the derivative

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

instruments could require additional overnight collateral on derivative instruments in net liability positions. If the credit-risk-related contingent features underlying these agreements had been triggered on March 31, 2015, the Corporation would have been required to assign an additional $4 million of collateral to its counterparties.
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

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

The following table presents the composition of the Corporation’s derivative instruments held or issued for risk management purposes or in connection with customer-initiated and other activities at March 31, 2015 and December 31, 2014. The table excludes commitments, warrants accounted for as derivatives and a derivative related to the Corporation’s 2008 sale of its remaining ownership of Visa shares.

	March 31, 2015			December 31, 2014
		Fair Value			Fair Value
(in millions)	Notional/ Contract Amount (a)	Gross Derivative Assets	Gross Derivative Liabilities	Notional/ Contract Amount (a)	Gross Derivative Assets	Gross Derivative Liabilities
Risk management purposes
Derivatives designated as hedging instruments
Interest rate contracts:
Swaps - fair value - receive fixed/pay floating	$1,800	$180	$—	$1,800	$175	$—
Derivatives used as economic hedges
Foreign exchange contracts:
Spot, forwards and swaps	573	5	—	508	4	—
Total risk management purposes	2,373	185	—	2,308	179	—
Customer-initiated and other activities
Interest rate contracts:
Caps and floors written	296	—	—	274	—	—
Caps and floors purchased	296	—	—	274	—	—
Swaps	12,055	179	130	11,780	153	102
Total interest rate contracts	12,647	179	130	12,328	153	102
Energy contracts:
Caps and floors written	1,041	—	147	1,218	—	173
Caps and floors purchased	1,041	147	—	1,218	173	—
Swaps	2,477	366	363	2,496	354	352
Total energy contracts	4,559	513	510	4,932	527	525
Foreign exchange contracts:
Spot, forwards, options and swaps	1,918	45	39	1,994	35	34
Total customer-initiated and other activities	19,124	737	679	19,254	715	661
Total gross derivatives	$21,497	922	679	$21,562	894	661
Amounts offset in the consolidated balance sheets:
Netting adjustment - Offsetting derivative assets/liabilities		(131)	(131)		(133)	(133)
Netting adjustment - Cash collateral received/posted		(290)	(2)		(262)	—
Net derivatives included in the consolidated balance sheets (b)		501	546		499	528
Amounts not offset in the consolidated balance sheets:
Marketable securities pledged under bilateral collateral agreements		(203)	(7)		(239)	(2)
Net derivatives after deducting amounts not offset in the consolidated balance sheets		$298	$539		$260	$526

(a)
Notional or contractual amounts, which represent the extent of involvement in the derivatives market, are used to determine the contractual cash flows required in accordance with the terms of the agreement. These amounts are typically not exchanged, significantly exceed amounts subject to credit or market risk and are not reflected in the consolidated balance sheets.

(b)
Net derivative assets are included in “accrued income and other assets” and net derivative liabilities are included in “accrued expenses and other liabilities” on the consolidated balance sheets. Included in the fair value of net derivative assets and net derivative liabilities are credit valuation adjustments reflecting counterparty credit risk and credit risk of the Corporation. The fair value of net derivative assets included credit valuation adjustments for counterparty credit risk of $5 million and $2 million at March 31, 2015 and December 31, 2014, respectively.

Risk Management
As an end-user, the Corporation employs a variety of financial instruments for risk management purposes, including cash instruments, such as investment securities, as well as derivative instruments. Activity related to these instruments is centered

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

predominantly in the interest rate markets and mainly involves interest rate swaps. Various other types of instruments also may be used to manage exposures to market risks, including interest rate caps and floors, total return swaps, foreign exchange forward contracts and foreign exchange swap agreements.
The Corporation entered into interest rate swap agreements for interest rate risk management purposes. These interest rate swap agreements effectively modify the Corporation’s exposure to interest rate risk by converting fixed-rate debt to a floating rate. These agreements involve the receipt of fixed-rate interest amounts in exchange for floating-rate interest payments over the life of the agreement, without an exchange of the underlying principal amount. Risk management fair value interest rate swaps generated net interest income of $18 million for both the three-month periods ended March 31, 2015 and 2014. The Corporation recognized $1 million of net gains for the three months ended March 31, 2015 and an insignificant amount of net losses for the three months ended March 31, 2014 in "other noninterest income" in the consolidated statements of comprehensive income for the ineffective portion of risk management derivative instruments designated as fair value hedges of fixed-rate debt.
Foreign exchange rate risk arises from changes in the value of certain assets and liabilities denominated in foreign currencies. The Corporation employs spot and forward contracts in addition to swap contracts to manage exposure to these and other risks. The Corporation recognized an insignificant amount of net losses on risk management derivative instruments used as economic hedges in "other noninterest income" in the consolidated statements of comprehensive income for each of the three-month periods ended March 31, 2015 and 2014.
 The following table summarizes the expected weighted average remaining maturity of the notional amount of risk management interest rate swaps and the weighted average interest rates associated with amounts expected to be received or paid on interest rate swap agreements as of March 31, 2015 and December 31, 2014.

		Weighted Average
(dollar amounts in millions)	Notional Amount	Remaining Maturity (in years)	Receive Rate	Pay Rate (a)
March 31, 2015
Swaps - fair value - receive fixed/pay floating rate
Medium- and long-term debt designation	$1,800	4.4	4.54%	0.52%
December 31, 2014
Swaps - fair value - receive fixed/pay floating rate
Medium- and long-term debt designation	1,800	4.6	4.54	0.49

(a)	Variable rates paid on receive fixed swaps are based on six-month LIBOR rates in effect at March 31, 2015 and December 31, 2014.
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
For customer-initiated foreign exchange contracts where offsetting positions have not been taken, the Corporation manages the remaining inherent market risk through individual foreign currency position limits and aggregate value-at-risk limits. These limits are established annually and reviewed quarterly. For those customer-initiated derivative contracts which were not offset or where the Corporation holds a speculative position within the limits described above, the Corporation recognized an insignificant amount of net gains in “other noninterest income” in the consolidated statements of comprehensive income for each of the three-month periods ended March 31, 2015 and 2014.

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

		Three Months Ended March 31,
(in millions)	Location of Gain	2015	2014
Interest rate contracts	Other noninterest income	$2	$4
Energy contracts	Other noninterest income	1	—
Foreign exchange contracts	Foreign exchange income	10	9
Total		$13	$13
Credit-Related Financial Instruments
The Corporation issues off-balance sheet financial instruments in connection with commercial and consumer lending activities. The Corporation’s credit risk associated with these instruments is represented by the contractual amounts indicated in the following table.

(in millions)	March 31, 2015	December 31, 2014
Unused commitments to extend credit:
Commercial and other	$27,254	$27,905
Bankcard, revolving check credit and home equity loan commitments	2,209	2,151
Total unused commitments to extend credit	$29,463	$30,056
Standby letters of credit	$3,766	$3,880
Commercial letters of credit	48	75
Other credit-related financial instruments	1	1
The Corporation maintains an allowance to cover probable credit losses inherent in lending-related commitments, including unused commitments to extend credit, letters of credit and financial guarantees. At March 31, 2015 and December 31, 2014, the allowance for credit losses on lending-related commitments, included in “accrued expenses and other liabilities” on the consolidated balance sheets, was $39 million and $41 million, respectively.
Unused Commitments to Extend Credit
Commitments to extend credit are legally binding agreements to lend to a customer, provided there is no violation of any condition established in the contract. These commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many commitments expire without being drawn upon, the total contractual amount of commitments does not necessarily represent future cash requirements of the Corporation. Commercial and other unused commitments are primarily variable rate commitments. The allowance for credit losses on lending-related commitments included $27 million and $30 million at March 31, 2015 and December 31, 2014, respectively, for probable credit losses inherent in the Corporation’s unused commitments to extend credit.
Standby and Commercial Letters of Credit
Standby letters of credit represent conditional obligations of the Corporation which guarantee the performance of a customer to a third party. Standby letters of credit are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing and similar transactions. Commercial letters of credit are issued to finance foreign or domestic trade transactions. These contracts expire in decreasing amounts through the year 2022. The Corporation may enter into participation arrangements with third parties that effectively reduce the maximum amount of future payments which may be required under standby and commercial letters of credit. These risk participations covered $317 million and $316 million, respectively, of the $3.8 billion and $4.0 billion standby and commercial letters of credit outstanding at March 31, 2015 and December 31, 2014, respectively.
The carrying value of the Corporation’s standby and commercial letters of credit, included in “accrued expenses and other liabilities” on the consolidated balance sheets, totaled $55 million at March 31, 2015, including $43 million in deferred fees and $12 million in the allowance for credit losses on lending-related commitments. At December 31, 2014, the comparable amounts were $55 million, $44 million and $11 million, respectively.
The following table presents a summary of criticized standby and commercial letters of credit at March 31, 2015 and December 31, 2014. The Corporation's criticized list is generally consistent with the Special mention, Substandard and Doubtful

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

categories defined by regulatory authorities. The Corporation manages credit risk through underwriting, periodically reviewing and approving its credit exposures using Board committee approved credit policies and guidelines.

(dollar amounts in millions)	March 31, 2015	December 31, 2014
Total criticized standby and commercial letters of credit	$80	$79
As a percentage of total outstanding standby and commercial letters of credit	2.1%	2.0%
Other Credit-Related Financial Instruments
The Corporation enters into credit risk participation agreements, under which the Corporation assumes credit exposure associated with a borrower’s performance related to certain interest rate derivative contracts. The Corporation is not a party to the interest rate derivative contracts and only enters into these credit risk participation agreements in instances in which the Corporation is also a party to the related loan participation agreement for such borrowers. The Corporation manages its credit risk on the credit risk participation agreements by monitoring the creditworthiness of the borrowers, which is based on the normal credit review process had it entered into the derivative instruments directly with the borrower. The notional amount of such credit risk participation agreement reflects the pro-rata share of the derivative instrument, consistent with its share of the related participated loan. As of March 31, 2015 and December 31, 2014, the total notional amount of the credit risk participation agreements was approximately $629 million and $598 million, respectively, and the fair value, included in customer-initiated interest rate contracts recorded in "accrued expenses and other liabilities" on the consolidated balance sheets, was insignificant for each period. The maximum estimated exposure to these agreements, as measured by projecting a maximum value of the guaranteed derivative instruments, assuming 100 percent default by all obligors on the maximum values, was approximately $10 million and $7 million at March 31, 2015 and December 31, 2014, respectively. In the event of default, the lead bank has the ability to liquidate the assets of the borrower, in which case the lead bank would be required to return a percentage of the recouped assets to the participating banks. As of March 31, 2015, the weighted average remaining maturity of outstanding credit risk participation agreements was 2.7 years.
In 2008, the Corporation sold its remaining ownership of Visa Class B shares and entered into a derivative contract. Under the terms of the derivative contract, the Corporation will compensate the counterparty primarily for dilutive adjustments made to the conversion factor of the Visa Class B shares to Class A shares based on the ultimate outcome of litigation involving Visa. Conversely, the Corporation will be compensated by the counterparty for any increase in the conversion factor from anti-dilutive adjustments. The notional amount of the derivative contract was equivalent to approximately 780,000 Visa Class B shares. The fair value of the derivative liability, included in "accrued expenses and other liabilities" on the consolidated balance sheets, was $1 million at both March 31, 2015 and December 31, 2014, respectively.
NOTE 6 - VARIABLE INTEREST ENTITIES (VIEs)
The Corporation evaluates its interest in certain entities to determine if these entities meet the definition of a VIE and whether the Corporation is the primary beneficiary and should consolidate the entity based on the variable interests it held both at inception and when there is a change in circumstances that requires a reconsideration.
The Corporation holds ownership interests in funds in the form of limited partnerships or limited liability companies (LLCs) investing in affordable housing projects that qualify for the low-income housing tax credit (LIHTC). The Corporation also directly invests in limited partnerships and LLCs which invest in community development projects which generate similar tax credits to investors. As an investor, the Corporation obtains income tax credits and deductions from the operating losses of these tax credit entities. These tax credit entities meet the definition of a VIE; however, the Corporation is not the primary beneficiary of the entities, as the general partner or the managing member has both the power to direct the activities that most significantly impact the economic performance of the entities and the obligation to absorb losses or the right to receive benefits that could be significant to the entities. While the partnership/LLC agreements allow the limited partners/investor members, through a majority vote, to remove the general partner/managing member, this right is not deemed to be substantive as the general partner/managing member can only be removed for cause.
The Corporation accounts for its interests in LIHTC entities using the proportional amortization method. Exposure to loss as a result of the Corporation’s involvement with LIHTC entities at March 31, 2015 was limited to approximately $391 million. Ownership interests in other community development projects which generate similar tax credits to investors (other tax credit entities) are accounted for under either the cost or equity method. Exposure to loss as a result of the Corporation's involvement in other tax credit entities at March 31, 2015 was limited to approximately $8 million.
Investment balances, including all legally binding commitments to fund future investments, are included in “accrued income and other assets” on the consolidated balance sheets. A liability is recognized in “accrued expenses and other liabilities” on the consolidated balance sheets for all legally binding unfunded commitments to fund tax credit entities ($133 million at March 31, 2015). Amortization and other write-downs of LIHTC investments are presented on a net basis as a component of the

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

"provision for income taxes" on the consolidated statements of comprehensive income, while amortization and write-downs of other tax credit investments are recorded in “other noninterest income." The income tax credits and deductions are recorded as a reduction of income tax expense and a reduction of federal income taxes payable.
The Corporation provided no financial or other support that was not contractually required to any of the above VIEs during the three months ended March 31, 2015 and 2014.
The following table summarizes the impact of these tax credit entities on line items on the Corporation’s consolidated statements of comprehensive income.

	Three Months Ended March 31,
(in millions)	2015	2014
Other noninterest income:
Amortization of other tax credit investments	$1	$(2)
Provision for income taxes:
Amortization of LIHTC investments	15	14
Low income housing tax credits	(15)	(14)
Other tax benefits related to tax credit entities	(5)	(6)
Total provision for income taxes	$(5)	$(6)
For further information on the Corporation’s consolidation policy, see Note 1 to the consolidated financial statements in the Corporation's 2014 Annual Report.
NOTE 7 - MEDIUM- AND LONG-TERM DEBT
Medium- and long-term debt is summarized as follows:

(in millions)	March 31, 2015	December 31, 2014
Parent company
Subordinated notes:
4.80% subordinated notes due 2015 (a)	$301	$304
3.80% subordinated notes due 2026 (a)	265	259
Medium-term notes:
3.00% notes due 2015	300	300
2.125% notes due 2019 (a)	353	349
Total parent company	1,219	1,212
Subsidiaries
Subordinated notes:
5.75% subordinated notes due 2016 (a)	668	670
5.20% subordinated notes due 2017 (a)	546	548
7.875% subordinated notes due 2026 (a)	231	227
Total subordinated notes	1,445	1,445
Other notes:
6.0% - 6.4% fixed-rate notes due 2020	22	22
Total subsidiaries	1,467	1,467
Total medium- and long-term debt	$2,686	$2,679

(a)	The carrying value of medium- and long-term debt has been adjusted to reflect the gain or loss attributable to the risk hedged with interest rate swaps.
Subordinated notes with remaining maturities greater than one year qualify as Tier 2 capital.
Comerica Bank (the Bank) is a member of the FHLB, which provides short- and long-term funding to its members through advances collateralized by real estate-related assets. Actual borrowing capacity is contingent on the amount of collateral available to be pledged to the FHLB. At March 31, 2015, $14 billion of real estate-related loans were pledged to the FHLB as blanket collateral for potential future borrowings of approximately $5 billion.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

NOTE 8 - ACCUMULATED OTHER COMPREHENSIVE LOSS
The following table presents a reconciliation of the changes in the components of accumulated other comprehensive loss and details the components of other comprehensive income (loss) for the three months ended March 31, 2015 and 2014, including the amount of income tax expense (benefit) allocated to each component of other comprehensive income (loss).

	Three Months Ended March 31,
(in millions)	2015	2014
Accumulated net unrealized gains (losses) on investment securities:
Balance at beginning of period, net of tax	$37	$(68)

Net unrealized holding gains arising during the period	45	94
Less: Provision for income taxes	16	33
Net unrealized holding gains arising during the period, net of tax	29	61
Less:
Net realized (losses) gains included in net securities (losses) gains	(2)	1
Less: Benefit for income taxes	(1)	—
Reclassification adjustment for net securities (losses) gains included in net income, net of tax	(1)	1
Less:
Net losses realized as a yield adjustment in interest on investment securities	(2)	—
Less: Benefit for income taxes	(1)	—
Reclassification adjustment for net losses realized as a yield adjustment included in net income, net of tax	(1)	—
Change in net unrealized gains on investment securities, net of tax	31	60
Balance at end of period, net of tax	$68	$(8)

Accumulated defined benefit pension and other postretirement plans adjustment:
Balance at beginning of period, net of tax	$(449)	$(323)

Amortization of actuarial net loss recognized in salaries and benefits expense	17	10
Less: Provision for income taxes	6	4
Change in defined benefit pension and other postretirement plans adjustment, net of tax	11	6
Balance at end of period, net of tax	$(438)	$(317)
Total accumulated other comprehensive loss at end of period, net of tax	$(370)	$(325)
NOTE 9 - NET INCOME PER COMMON SHARE
Basic and diluted net income per common share are presented in the following table.

	Three Months Ended March 31,
(in millions, except per share data)	2015	2014
Basic and diluted
Net income	$134	$139
Less:
Income allocated to participating securities	2	2
Net income attributable to common shares	$132	$137

Basic average common shares	176	180

Basic net income per common share	$0.75	$0.76

Basic average common shares	176	180
Dilutive common stock equivalents:
Net effect of the assumed exercise of stock options	2	2
Net effect of the assumed exercise of warrants	4	5
Diluted average common shares	182	187

Diluted net income per common share	$0.73	$0.73

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

The following average shares related to outstanding options to purchase shares of common stock were not included in the computation of diluted net income per common share because the options were anti-dilutive for the period.

	Three Months Ended March 31,
(shares in millions)	2015	2014
Average outstanding options	6.8	8.7
Range of exercise prices	$46.68 - $60.82	$48.17 - $61.94
NOTE 10 - EMPLOYEE BENEFIT PLANS
Net periodic benefit costs are charged to "employee benefits expense" on the consolidated statements of comprehensive income. The components of net periodic benefit cost for the Corporation's qualified pension plan, non-qualified pension plan and postretirement benefit plan are as follows.

Qualified Defined Benefit Pension Plan	Three Months Ended March 31,
(in millions)	2015	2014
Service cost	$9	$7
Interest cost	22	22
Expected return on plan assets	(40)	(33)
Amortization of prior service cost	1	1
Amortization of net loss	14	8
Net periodic defined benefit cost	$6	$5

Non-Qualified Defined Benefit Pension Plan	Three Months Ended March 31,
(in millions)	2015	2014
Service cost	$1	$1
Interest cost	2	2
Amortization of prior service credit	(1)	(1)
Amortization of net loss	3	2
Net periodic defined benefit cost	$5	$4

Postretirement Benefit Plan	Three Months Ended March 31,
(in millions)	2015	2014
Interest cost	$1	$1
Expected return on plan assets	(1)	(1)
Net periodic postretirement benefit cost	$—	$—
For further information on the Corporation's employee benefit plans, refer to Note 17 to the consolidated financial statements in the Corporation's 2014 Annual Report.
NOTE 11 - INCOME TAXES AND TAX-RELATED ITEMS
At March 31, 2015, net unrecognized tax benefits were $16 million, compared to $14 million at December 31, 2014. The Corporation anticipates that it is reasonably possible that final settlement of federal and state tax issues will result in a decrease in net unrecognized tax benefits of $8 million within the next twelve months. Included in "accrued expense and other liabilities" on the consolidated balance sheets was a $2 million liability for tax-related interest and penalties at both March 31, 2015 and December 31, 2014.
Net deferred tax assets were $126 million at March 31, 2015, compared to $130 million at December 31, 2014. Deferred tax assets were evaluated for realization and it was determined that no valuation allowance was needed at both March 31, 2015 and December 31, 2014. This conclusion was based on sufficient taxable income in the carryback period and projected future reversals of existing taxable temporary differences to absorb the deferred tax assets.
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
NOTE 12 - CONTINGENT LIABILITIES
Legal Proceedings
As previously reported in the Corporation's Form 10-K for the year ended December 31, 2014, Comerica Bank, a wholly owned subsidiary of the Corporation, was sued in November 2011 as a third-party defendant in Butte Local Development v. Masters Group v. Comerica Bank (“the case”), for lender liability. The case was tried in January 2014, in the Montana Second District Judicial Court for Silver Bow County in Butte, Montana ("the court"). On January 17, 2014, a jury awarded Masters $52 million against the Bank. Including additional attorney's fees and costs awarded by the court, the Corporation's reserve related to the case was $54 million as of March 31, 2015.
The Corporation believes that it has meritorious defenses and appellate issues for this litigation and therefore appealed to the Montana Supreme Court, the sole appellate court for the state of Montana. The Montana Supreme Court heard oral arguments in September 2014 and will be rendering a written decision on the appeal.
The Corporation and certain of its subsidiaries are subject to various other pending or threatened legal proceedings arising out of the normal course of business or operations. The Corporation believes it has meritorious defenses to the claims asserted against it in its other currently outstanding legal proceedings and, with respect to such legal proceedings, intends to continue to defend itself vigorously, litigating or settling cases according to management’s judgment as to what is in the best interests of the Corporation and its shareholders. Settlement may result from the Corporation's determination that it may be more prudent financially to settle, rather than litigate, and should not be regarded as an admission of liability. On at least a quarterly basis, the Corporation assesses its potential liabilities and contingencies in connection with outstanding legal proceedings utilizing the latest information available. On a case-by-case basis, reserves are established for those legal claims for which it is probable that a loss will be incurred either as a result of a settlement or judgment, and the amount of such loss can be reasonably estimated. The actual costs of resolving these claims may be substantially higher or lower than the amounts reserved. Based on current knowledge, and after consultation with legal counsel, management believes that current reserves are adequate, and the amount of any incremental liability arising from these matters is not expected to have a material adverse effect on the Corporation’s consolidated financial condition, consolidated results of operations or consolidated cash flows. Legal fees of $5 million were included in "other noninterest expenses" on the consolidated statements of income for both the three-month periods ended March 31, 2015 and 2014.
For matters where a loss is not probable, the Corporation has not established legal reserves. The Corporation believes the estimate of the aggregate range of reasonably possible losses, in excess of reserves established, for all legal proceedings in which it is involved is from zero to approximately $32 million at March 31, 2015. This estimated aggregate range of reasonably possible losses is based upon currently available information for those proceedings in which the Corporation is involved, taking into account the Corporation’s best estimate of such losses for those cases for which such estimate can be made. For certain cases, the Corporation does not believe that an estimate can currently be made. The Corporation’s estimate involves significant judgment, given the varying stages of the proceedings (including the fact that many are currently in preliminary stages), the existence in certain proceedings of multiple defendants (including the Corporation) whose share of liability has yet to be determined, the numerous yet-unresolved issues in many of the proceedings (including issues regarding class certification and the scope of many of the claims) and the attendant uncertainty of the various potential outcomes of such proceedings. Accordingly, the Corporation’s estimate will change from time to time, and actual losses may be more or less than the current estimate.
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

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

Additionally, because of the interrelationships of the various segments, the information presented is not indicative of how the segments would perform if they operated as independent entities. The management accounting system assigns balance sheet and income statement items to each business segment using certain methodologies, which are regularly reviewed and refined. These methodologies may be modified as the management accounting system is enhanced and changes occur in the organizational structure and/or product lines. For comparability purposes, amounts in all periods are based on business segments and methodologies in effect at March 31, 2015.
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
For further information on the methodologies which form the basis for these results refer to Note 22 to the consolidated financial statements in the Corporation's 2014 Annual Report.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

Business segment financial results are as follows:

(dollar amounts in millions)	Business Bank	Retail Bank	Wealth Management	Finance	Other	Total
Three Months Ended March 31, 2015
Earnings summary:
Net interest income (expense) (FTE)	$370	$151	$43	$(152)	$2	$414
Provision for credit losses	25	(8)	(1)	—	(2)	14
Noninterest income	142	43	58	12	1	256
Noninterest expenses	200	176	77	2	5	460
Provision (benefit) for income taxes (FTE)	98	9	9	(53)	(1)	62
Net income (loss)	$189	$17	$16	$(89)	$1	$134
Net credit-related charge-offs (recoveries)	$9	$—	$(1)	$—	$—	$8

Selected average balances:
Assets	$38,794	$6,229	$5,029	$12,140	$6,547	$68,739
Loans	37,763	5,554	4,834	—	—	48,151
Deposits	30,169	22,378	3,996	170	277	56,990

Statistical data:
Return on average assets (a)	1.95%	0.29%	1.29%	N/M	N/M	0.78%
Efficiency ratio (b)	39.20	90.92	74.58	N/M	N/M	68.55

(dollar amounts in millions)	Business Bank	Retail Bank	Wealth Management	Finance	Other	Total
Three Months Ended March 31, 2014
Earnings summary:
Net interest income (expense) (FTE)	$371	$147	$45	$(158)	$6	$411
Provision for credit losses	16	2	(8)	—	(1)	9
Noninterest income	91	41	60	14	2	208
Noninterest expenses	146	173	76	3	8	406
Provision (benefit) for income taxes (FTE)	100	4	13	(55)	3	65
Net income (loss)	$200	$9	$24	$(92)	$(2)	$139
Net credit-related charge-offs (recoveries)	$11	$4	$(3)	$—	$—	$12

Selected average balances:
Assets	$35,896	$6,061	$4,930	$11,129	$6,692	$64,708
Loans	34,926	5,388	4,761	—	—	45,075
Deposits	27,023	21,595	3,582	353	217	52,770

Statistical data:
Return on average assets (a)	2.22%	0.15%	1.96%	N/M	N/M	0.86%
Efficiency ratio (b)	31.70	91.79	73.13	N/M	N/M	65.79

(a)	Return on average assets is calculated based on the greater of average assets or average liabilities and attributed equity.
(b)    Noninterest expenses as a percentage of the sum of net interest income (FTE) and noninterest income excluding net securities gains.
FTE – Fully Taxable Equivalent
N/M – not meaningful
The Corporation operates in three primary markets - Texas, California, and Michigan, as well as in Arizona and Florida, with select businesses operating in several other states, and in Canada and Mexico. The Corporation produces market segment results for the Corporation’s three primary geographic markets as well as Other Markets. Other Markets includes Florida, Arizona, the International Finance division and businesses with a national perspective. The Finance & Other category includes the Finance segment and the Other category as previously described. Market segment results are provided as supplemental information to the business segment results and may not meet all operating segment criteria as set forth in GAAP. For comparability purposes, amounts in all periods are based on market segments and methodologies in effect at March 31, 2015.
A discussion of the financial results and the factors impacting performance can be found in the section entitled "Market Segments" in the financial review.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

Market segment financial results are as follows:

(dollar amounts in millions)	Michigan	California	Texas	Other Markets	Finance & Other	Total
Three Months Ended March 31, 2015
Earnings summary:
Net interest income (expense) (FTE)	$177	$176	$131	$80	$(150)	$414
Provision for credit losses	(8)	(3)	21	6	(2)	14
Noninterest income	81	38	36	88	13	256
Noninterest expenses	155	100	96	102	7	460
Provision (benefit) for income taxes (FTE)	38	44	18	16	(54)	62
Net income (loss)	$73	$73	$32	$44	$(88)	$134
Net credit-related charge-offs	$3	$1	$3	$1	$—	$8

Selected average balances:
Assets	$13,736	$16,461	$12,193	$7,662	$18,687	$68,739
Loans	13,223	16,193	11,535	7,200	—	48,151
Deposits	21,710	16,837	11,010	6,986	447	56,990

Statistical data:
Return on average assets (a)	1.30%	1.62%	1.01%	2.29%	N/M	0.78%
Efficiency ratio (b)	60.22	46.82	57.43	60.01	N/M	68.55

(dollar amounts in millions)	Michigan	California	Texas	Other Markets	Finance & Other	Total
Three Months Ended March 31, 2014
Earnings summary:
Net interest income (expense) (FTE)	$183	$172	$136	$72	$(152)	$411
Provision for credit losses	3	11	6	(10)	(1)	9
Noninterest income	84	34	34	40	16	208
Noninterest expenses	161	96	90	48	11	406
Provision (benefit) for income taxes (FTE)	37	36	26	18	(52)	65
Net income (loss)	$66	$63	$48	$56	$(94)	$139
Net credit-related charge-offs (recoveries)	$—	$10	$6	$(4)	$—	$12

Selected average balances:
Assets	$13,819	$15,133	$11,070	$6,865	$17,821	$64,708
Loans	13,473	14,824	10,364	6,414	—	45,075
Deposits	20,642	14,782	10,875	5,901	570	52,770

Statistical data:
Return on average assets (a)	1.22%	1.59%	1.56%	3.28%	N/M	0.86%
Efficiency ratio (b)	60.47	46.66	52.94	43.28	N/M	65.79

(a)	Return on average assets is calculated based on the greater of average assets or average liabilities and attributed equity.
(b)    Noninterest expenses as a percentage of the sum of net interest income (FTE) and noninterest income excluding net securities gains.
FTE – Fully Taxable Equivalent
N/M – not meaningful

ITEM 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations
FORWARD-LOOKING STATEMENTS
This report includes forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. In addition, the Corporation may make other written and oral communications from time to time that contain such statements. All statements regarding the Corporation's expected financial position, strategies and growth prospects and general economic conditions expected to exist in the future are forward-looking statements. The words, "anticipates," "believes," "contemplates," "feels," "expects," "estimates," "seeks," "strives," "plans," "intends," "outlook," "forecast," "position," "target," "mission," "assume," "achievable," "potential," "strategy," "goal," "aspiration," "opportunity," "initiative," "outcome," "continue," "remain," "maintain," "on course," "trend," "objective," "looks forward," "projects," "models," and variations of such words and similar expressions, or future or conditional verbs such as "will," "would," "should," "could," "might," "can," "may" or similar expressions, as they relate to the Corporation or its management, are intended to identify forward-looking statements. These forward-looking statements are predicated on the beliefs and assumptions of the Corporation's management based on information known to the Corporation's management as of the date of this report and do not purport to speak as of any other date. Forward-looking statements may include descriptions of plans and objectives of the Corporation's management for future or past operations, products or services, and forecasts of the Corporation's revenue, earnings or other measures of economic performance, including statements of profitability, business segments and subsidiaries, estimates of credit trends and global stability. Such statements reflect the view of the Corporation's management as of this date with respect to future events and are subject to risks and uncertainties. Should one or more of these risks materialize or should underlying beliefs or assumptions prove incorrect, the Corporation's actual results could differ materially from those discussed. Factors that could cause or contribute to such differences are changes in general economic, political or industry conditions; changes in monetary and fiscal policies, including changes in interest rates; changes in regulation or oversight; Comerica's ability to maintain adequate sources of funding and liquidity; the effects of more stringent capital or liquidity requirements; declines or other changes in the businesses or industries of Comerica's customers, including the energy industry; operational difficulties, failure of technology infrastructure or information security incidents; reliance on other companies to provide certain key components of business infrastructure; factors impacting noninterest expenses which are beyond Comerica's control; changes in the financial markets, including fluctuations in interest rates and their impact on deposit pricing; changes in Comerica's credit rating; unfavorable developments concerning credit quality; the interdependence of financial service companies; the implementation of Comerica's strategies and business initiatives; Comerica's ability to utilize technology to efficiently and effectively develop, market and deliver new products and services; competitive product and pricing pressures among financial institutions within Comerica's markets; changes in customer behavior; any future strategic acquisitions or divestitures; management's ability to maintain and expand customer relationships; management's ability to retain key officers and employees; the impact of legal and regulatory proceedings or determinations; the effectiveness of methods of reducing risk exposures; the effects of terrorist activities and other hostilities; the effects of catastrophic events including, but not limited to, hurricanes, tornadoes, earthquakes, fires, droughts and floods; changes in accounting standards and the critical nature of Comerica's accounting policies. The Corporation cautions that the foregoing list of factors is not exclusive. For discussion of factors that may cause actual results to differ from expectations, please refer to our filings with the Securities and Exchange Commission. In particular, please refer to “Item 1A. Risk Factors” beginning on page 12 of Comerica's Annual Report on Form 10-K for the year ended December 31, 2014. Forward-looking statements speak only as of the date they are made. The Corporation does not undertake to update forward-looking statements to reflect facts, circumstances, assumptions or events that occur after the date the forward-looking statements are made. For any forward-looking statements made in this report or in any documents, the Corporation claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

RESULTS OF OPERATIONS
Net income for the three months ended March 31, 2015 was $134 million, a decrease of $5 million from $139 million reported for the three months ended March 31, 2014. The decrease in net income primarily reflected increases in technology-related and revenue-generating noninterest expenses and the provision for credit losses, partially offset by increases in noninterest income and net interest income. Net income per diluted common share was $0.73 for both the three-month periods ended March 31, 2015 and 2014. Average diluted common shares were 182 million and 187 million for the three months ended March 31, 2015 and 2014, respectively.
Full-Year 2015 Outlook Compared to Full-Year 2014
Management expectations for full-year 2015 compared to full-year 2014, assuming a continuation of the current economic and low-rate environment, are as follows:

•	Average full-year loan growth consistent with 2014, reflecting typical seasonality throughout the year and continued focus on pricing and structure discipline.

•
Net interest income relatively stable, assuming no rise in interest rates, reflecting a decrease of about $30 million in purchase accounting accretion, to about $6 million, and the impact of a continuing low rate environment on asset yields, offset by earning asset growth.

•	Provision for credit losses higher, consistent with modest net charge-offs and continued loan growth.

•
Noninterest income relatively stable, excluding the impact of a change in accounting presentation for a card program. Stable noninterest income reflects growth in fee income, particularly card fees and fiduciary income, mostly offset by a decline in warrant income and regulatory impacts on letter of credit and derivative income.

•
Noninterest expenses higher, excluding the impact of a change in accounting presentation for a card program, reflecting increases in technology, regulatory and pension expenses, as well as typical inflationary pressures, with continued focus on driving efficiencies for the long term. Technology and regulatory expenses are expected to increase approximately $40 million in total compared to 2014.

•	Income tax expense to approximate 33 percent of pre-tax income.

For information about the change in accounting presentation for a card program, refer to Note 1 to the unaudited consolidated financial statements and under the "Noninterest Income" subheading later in this section of the financial review.

Net Interest Income
The "Quarterly Analysis of Net Interest Income & Rate/Volume - Fully Taxable Equivalent" table that follows provides an analysis of net interest income (FTE) for the three months ended March 31, 2015 and 2014 and details the components of the change in net interest income on a FTE basis for the three months ended March 31, 2015 compared to the same period in the prior year.
Quarterly Analysis of Net Interest Income & Rate/Volume - Fully Taxable Equivalent (FTE)

	Three Months Ended
	March 31, 2015			March 31, 2014
(dollar amounts in millions)	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Commercial loans	$31,090	$235	3.06%	$28,362	$221	3.17%
Real estate construction loans	1,938	16	3.36	1,827	15	3.40
Commercial mortgage loans	8,581	73	3.44	8,770	86	3.97
Lease financing	797	6	3.05	848	9	4.07
International loans	1,512	14	3.71	1,301	12	3.68
Residential mortgage loans	1,856	17	3.76	1,724	17	3.86
Consumer loans	2,377	19	3.21	2,243	17	3.16
Total loans (a)	48,151	380	3.19	45,075	377	3.39

Mortgage-backed securities (b)	9,071	51	2.26	8,911	55	2.42
Other investment securities	836	2	1.10	371	—	0.43
Total investment securities (b)	9,907	53	2.16	9,282	55	2.34

Interest-bearing deposits with banks	5,323	3	0.26	5,448	4	0.26
Other short-term investments	99	—	1.11	111	—	0.66
Total earning assets	63,480	436	2.78	59,916	436	2.94

Cash and due from banks	1,027			913
Allowance for loan losses	(601)			(603)
Accrued income and other assets	4,833			4,482
Total assets	$68,739			$64,708

Money market and interest-bearing checking deposits	$23,960	6	0.11	$22,261	6	0.11
Savings deposits	1,786	—	0.03	1,700	—	0.03
Customer certificates of deposit	4,423	4	0.37	5,109	5	0.36
Foreign office time deposits	124	1	1.46	464	—	0.42
Total interest-bearing deposits	30,293	11	0.15	29,534	11	0.15
Short-term borrowings	110	—	0.06	185	—	0.03
Medium- and long-term debt	2,690	11	1.72	3,545	14	1.53
Total interest-bearing sources	33,093	22	0.27	33,264	25	0.30

Noninterest-bearing deposits	26,697			23,236
Accrued expenses and other liabilities	1,496			979
Total shareholders’ equity	7,453			7,229
Total liabilities and shareholders’ equity	$68,739			$64,708

Net interest income/rate spread (FTE)		$414	2.51		$411	2.64

FTE adjustment		$1			$1

Impact of net noninterest-bearing sources of funds			0.13			0.13
Net interest margin (as a percentage of average earning assets) (FTE) (a)			2.64%			2.77%

(a)
Accretion of the purchase discount on the acquired loan portfolio of $3 million and $12 million in the three-month periods ended March 31, 2015 and 2014, respectively, increased the net interest margin by 2 basis points and 8 basis points in each respective period.

(b)	Includes investment securities available-for-sale and investment securities held-to-maturity.

Quarterly Analysis of Net Interest Income & Rate/Volume - Fully Taxable Equivalent (FTE) (continued)

	Three Months Ended
	March 31, 2015/March 31, 2014
(in millions)	Increase (Decrease) Due to Rate	Increase (Decrease) Due to Volume (a)	Net Increase (Decrease)
Interest Income (FTE):
Loans	$(21)	$24	$3
Investment securities (b)	(3)	1	(2)
Interest-bearing deposits with banks	—	(1)	(1)
Total interest income (FTE)	(24)	24	—

Interest Expense:
Interest-bearing deposits	1	(1)	—
Medium- and long-term debt	1	(4)	(3)
Total interest expense	2	(5)	(3)
Net interest income (FTE)	$(26)	$29	$3

(a)	Rate/volume variances are allocated to variances due to volume.

(b)	Includes investment securities available-for-sale and investment securities held-to-maturity.
Net interest income was $413 million for the three months ended March 31, 2015, an increase of $3 million compared to $410 million for the three months ended March 31, 2014. The increase in net interest income resulted primarily from the benefit provided by an increase in average earning assets and a decrease in average medium- and long-term debt, partially offset by the impact of lower yields on loans and investment securities. Average earning assets increased $3.6 billion, or 6 percent, to $63.5 billion for the three months ended March 31, 2015, compared to $59.9 billion for the same period in 2014. The increase in average earning assets primarily reflected increases of $3.1 billion in average loans and $625 million in average investment securities, partially offset by a decrease of $125 million in average interest-bearing deposits with banks. The net interest margin (FTE) for the three months ended March 31, 2015 decreased 13 basis points to 2.64 percent, from 2.77 percent for the comparable period in 2014, primarily from lower yields on loans and investment securities, partially offset by the benefit from lower funding costs. The decrease in loan yields reflected a decrease in accretion on the acquired loan portfolio, shifts in the average loan portfolio mix, the impact of a competitive low-rate environment and improvements in credit quality. Accretion of the purchase discount on the acquired loan portfolio increased the net interest margin by 2 basis points for the three months ended March 31, 2015, compared to 8 basis points for the same period in 2014. Average balances deposited with the Federal Reserve Bank (FRB) were $5.2 billion and $5.3 billion in the three months ended March 31, 2015 and 2014, respectively, and are included in "interest bearing deposits with banks" on the consolidated balance sheets.
For further discussion of the effects of market rates on net interest income, refer to the "Market and Liquidity Risk" section of this financial review.
Provision for Credit Losses
The provision for credit losses was $14 million for the three months ended March 31, 2015, compared to $9 million for the same period in 2014. The provision for credit losses includes both the provision for loan losses and the provision for credit losses on lending-related commitments.
The provision for loan losses is recorded to maintain the allowance for loan losses at the level deemed appropriate by the Corporation to cover probable credit losses inherent in the portfolio. The provision for loan losses was $16 million for the three months ended March 31, 2015, compared to $8 million for the three months ended March 31, 2014. The increase in the provision primarily reflects the impact of loan growth and increased reserves for loans related to energy, which could be negatively impacted by prolonged low oil and gas prices, partially offset by improvements in credit quality in the remainder of the portfolio. Improvements in credit quality included a decline of $72 million in the Corporation's criticized loan list from March 31, 2014 to March 31, 2015. Reflected in the decline in criticized loans was a decrease in nonaccrual loans of $51 million. The Corporation's criticized loan list is consistent with loans in the Special Mention, Substandard and Doubtful categories defined by regulatory authorities.
Net loan charge-offs in the three months ended March 31, 2015 decreased $4 million to $8 million, or 0.07 percent of average total loans, compared to $12 million, or 0.10 percent, for the three months ended March 31, 2014. The $4 million decrease in net loan charge-offs in the three months ended March 31, 2015, compared to the same period in 2014, primarily reflected decreases in Technology and Life Sciences, Commercial Real Estate and Small Business, partially offset by an increase in general Middle Market.
The provision for credit losses on lending-related commitments is recorded to maintain the allowance for credit losses on lending-related commitments at the level deemed appropriate by the Corporation to cover probable credit losses inherent in lending-related commitments. The provision for credit losses on lending-related commitments was a benefit of $2 million in the three months ended March 31, 2015, compared to a provision of $1 million in the three months ended March 31, 2014. The $3 million decrease in the provision for credit losses on lending-related commitments in the three months ended March 31, 2015 compared to the same period in 2014, primarily reflected improvements in credit quality and a decrease in letters of credit outstanding. Lending-related commitment charge-offs were insignificant for the three months ended March 31, 2015 and 2014.
An analysis of the allowance for credit losses and nonperforming assets is presented under the "Credit Risk" subheading in the "Risk Management" section of this financial review.
Noninterest Income

	Three Months Ended March 31,
(in millions)	2015	2014
Service charges on deposit accounts	$55	$54
Fiduciary income	48	44
Commercial lending fees	25	20
Card fees	68	23
Letter of credit fees	13	14
Bank-owned life insurance	9	9
Foreign exchange income	10	9
Brokerage fees	4	5
Net securities (losses) gains	(2)	1
Other noninterest income (a)	26	29
Total noninterest income	$256	$208

(a)	The table below provides further details on certain categories included in other noninterest income.
Noninterest income was $256 million for the three months ended March 31, 2015, an increase of $48 million compared to $208 million for the same period in 2014. Effective January 1, 2015, contractual changes to a card program resulted in a change to the accounting presentation of the related revenues and expenses. The effect of the change was an increase of $44 million to both noninterest income and noninterest expenses in the first quarter 2015. Excluding the impact of this change, noninterest income increased $4 million.
Commercial lending fees increased $5 million, primarily reflecting increased revenue from syndication agent fees. Fiduciary income increased $4 million, primarily due to an increase in personal trust revenue, reflecting increases in volume and market value. Excluding the impact of the accounting presentation change described above, card fees increased $1 million, primarily due to a change to the Corporation's strategy for providing merchant payment processing services. The Corporation is winding down its participation in a joint venture that provides merchant payment processing services. Income from the joint venture is recorded in other noninterest income using the equity method. The Corporation now directly enters into agreements with its merchants and uses a third party to process the transactions. Pursuant to the agreements with the merchants and the arrangement with the third-party vendor, merchant payment processing income is recognized in card fees, and related processing expense is recognized in outside processing fees in noninterest expenses. For further discussion about the impact of using a third party to process merchant transactions on outside processing fees, refer to the "Noninterest Expenses" subheading below.
Partially offsetting the increases in noninterest income was a $3 million decrease from securities losses of $2 million for the three months ended March 31, 2015 compared to a $1 million gain for the same period in 2014, as well as small decreases in several categories of other noninterest income as can be seen in the table below.

	Three Months Ended March 31,
(in millions)	2015	2014
Investment banking fees	$4	$4
Customer derivative income	3	4
Insurance commissions	3	4
Securities trading income	2	1
Deferred compensation asset returns (a)	1	2
Income from principal investing and warrants	—	2
All other noninterest income	13	12
Other noninterest income	$26	$29

(a)
Compensation deferred by the Corporation's officers is invested based on investment selections of the officers. Income earned on these assets is reported in noninterest income and the offsetting increase in liability is reported in salaries and benefits expense.

Noninterest Expenses

	Three Months Ended March 31,
(in millions)	2015	2014
Salaries and benefits expense	$253	$247
Net occupancy expense	38	40
Equipment expense	13	14
Outside processing fee expense	78	28
Software expense	23	22
Litigation-related expense	1	3
FDIC insurance expense	9	8
Advertising expense	6	6
Other noninterest expenses	39	38
Total noninterest expenses	$460	$406
Noninterest expenses were $460 million for the three months ended March 31, 2015, an increase of $54 million compared to $406 million for the three months ended March 31, 2014. Excluding the impact of the above-described accounting presentation change, noninterest expenses increased $10 million in the three months ended March 31, 2015, compared to the same period in the prior year. Salaries and benefits expense increased $6 million, primarily reflecting an increase in technology-related contract labor expense and the impact of merit increases effective in second quarter 2014. Excluding the impact of the accounting presentation change described above, outside processing fee expense increased $6 million, largely due to up-front costs incurred for converting customers to a new vendor for providing merchant payment processing services, as discussed under the "Noninterest Income" subheading above, as well as smaller increases in other outside processing expenses related to revenue-generating activities.
STRATEGIC LINES OF BUSINESS
The Corporation's management accounting system assigns balance sheet and income statement items to each segment using certain methodologies, which are regularly reviewed and refined. These methodologies may be modified as the management accounting system is enhanced and changes occur in the organizational structure and/or product lines. Note 22 to the consolidated financial statements in the Corporation's 2014 Annual Report describes the Corporation's segment reporting methodology.
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
Business Segments
The Corporation's operations are strategically aligned into three major business segments: the Business Bank, the Retail Bank and Wealth Management. These business segments are differentiated based upon the products and services provided. In addition to the three major business segments, Finance is also reported as a segment. The Other category includes items not directly associated with these business segments or the Finance segment. The performance of the business segments is not comparable with the Corporation's consolidated results and is not necessarily comparable with similar information for any other financial institution. Additionally, because of the interrelationships of the various segments, the information presented is not indicative of how the segments would perform if they operated as independent entities. Note 13 to the consolidated financial statements describes the business activities of each business segment and presents financial results of these business segments for the three months ended March 31, 2015 and 2014.

The following table presents net income (loss) by business segment.

	Three Months Ended March 31,
(dollar amounts in millions)	2015		2014
Business Bank	$189	85%	$200	86%
Retail Bank	17	8	9	4
Wealth Management	16	7	24	10
	222	100%	233	100%
Finance	(89)		(92)
Other (a)	1		(2)
Total	$134		$139
(a)    Includes items not directly associated with the three major business segments or the Finance Division.
The Business Bank's net income of $189 million for the three months ended March 31, 2015 decreased $11 million compared to the three months ended March 31, 2014. Net interest income (FTE) of $370 million for the three months ended March 31, 2015 decreased $1 million compared to the same period in the prior year, as the benefit from a $2.8 billion increase in average loans and the funds transfer pricing (FTP) benefit provided by a $3.1 billion increase in average deposits were more than offset by a decrease in accretion of the purchase discount on the acquired loan portfolio, lower loan yields and a lower FTP crediting rate. The allowance for credit losses increased $8 million, primarily reflecting the impact of loan growth and increased reserves for loans related to energy, including a qualitative component, partially offset by credit quality improvements in the remainder of the portfolio. Net credit-related charge-offs of $9 million decreased $2 million in the three months ended March 31, 2015, compared to the three months ended March 31, 2014, primarily reflecting decreases in Technology and Life Sciences and Commercial Real Estate, partially offset by an increase in general Middle Market. The provision for credit losses increased $9 million to $25 million for the three months ended March 31, 2015, compared to the same period in the prior year. Excluding the impact of the change in accounting presentation for a card program discussed previously under the "Noninterest Income" subheading of the "Results of Operations" section of this financial review, noninterest income for the three months ended March 31, 2015 increased $7 million from the comparable period in the prior year, primarily reflecting an increase in commercial lending fees. Excluding the impact of the change in accounting presentation for a card program, noninterest expenses for the three months ended March 31, 2015 increased $10 million compared to the same period in the prior year, primarily due to a $4 million increase in corporate overhead, a $3 million increase in outside processing expenses largely due to the up-front costs incurred for converting customers to a new vendor for providing merchant payment processing services, as previously discussed under the "Noninterest Income" subheading, and a $3 million increase in salaries and benefits expense, primarily reflecting the impact of merit increases.
Net income for the Retail Bank of $17 million for the three months ended March 31, 2015 increased $8 million, compared to $9 million for the three months ended March 31, 2014. Net interest income (FTE) of $151 million increased $4 million in the three months ended March 31, 2015, primarily due to the benefit provided by a $166 million increase in average loans, the FTP benefit provided by a $783 million increase in average deposits and lower deposit rates, partially offset by a decrease in accretion of the purchase discount on the acquired loan portfolio and a lower FTP crediting rate. The provision for credit losses was a benefit of $8 million for the three months ended March 31, 2015, a decrease of $10 million from the comparable period in the prior year, primarily reflecting a decrease in Small Business. Net credit-related charge-offs were zero for the three months ended March 31, 2015 compared to $4 million in the same period in the prior year, reflecting a decrease in Small Business. Noninterest income of $43 million for the three months ended March 31, 2015 increased $2 million compared to the three months ended March 31, 2014, due to small increases in several noninterest income categories. Noninterest expenses of $176 million for the three months ended March 31, 2015 increased $3 million from the comparable period in the prior year, primarily due to increases of $2 million in salaries and benefits expense, primarily reflecting the impact of merit increases, and $2 million in outside processing expenses related to revenue-generating activities.
Wealth Management's net income of $16 million for the three months ended March 31, 2015 decreased $8 million, compared to $24 million for the three months ended March 31, 2014. Net interest income (FTE) of $43 million for the three months ended March 31, 2015 decreased $2 million compared to the same period in the prior year, primarily reflecting a decrease in net FTP credits. Average loans increased $73 million and average deposits increased $414 million. The provision for credit losses was a benefit of $1 million for the three months ended March 31, 2015, compared to a benefit of $8 million for the three months ended March 31, 2014. Net credit-related recoveries were $1 million for the three months ended March 31, 2015, compared to recoveries of $3 million for the three months ended March 31, 2014. Noninterest income of $58 million decreased $2 million, primarily reflecting a $3 million decrease from securities losses of $2 million for the three months ended March 31, 2015 compared to a $1 million gain for the same period in 2014. Noninterest expenses of $77 million for the three months ended March 31, 2015 increased $1 million from the comparable period in the prior year.
The net loss in the Finance segment was $89 million for the three months ended March 31, 2015, compared to a net loss of $92 million for the three months ended March 31, 2014. Net interest expense (FTE) of $152 million for the three months ended

March 31, 2015 decreased $6 million, compared to the three months ended March 31, 2014, primarily reflecting a decrease in net FTP expense as a result of lower rates paid to the business segments under the Corporation's internal FTP methodology.
Market Segments
Market segment results are provided for the Corporation's three largest geographic markets: Michigan, California and Texas. In addition to the three largest geographic markets, Other Markets is also reported as a market segment. The Finance & Other category includes the Finance segment and the Other category as previously described in the "Business Segments" section of this financial review. Note 13 to these consolidated financial statements presents a description of each of these market segments as well as the financial results for the three months ended March 31, 2015 and 2014.
The following table presents net income (loss) by market segment.

	Three Months Ended March 31,
(dollar amounts in millions)	2015		2014
Michigan	$73	33%	$66	28%
California	73	33	63	27
Texas	32	14	48	21
Other Markets	44	20	56	24
	222	100%	233	100%
Finance & Other (a)	(88)		(94)
Total	$134		$139
(a)    Includes items not directly associated with the market segments.
The Michigan market's net income of $73 million for the three months ended March 31, 2015 increased $7 million, compared to $66 million for the three months ended March 31, 2014. Net interest income (FTE) of $177 million for the three months ended March 31, 2015 decreased $6 million from the comparable period in the prior year, primarily due to lower loan yields, the impact of a $250 million decrease in average loans and a lower FTP crediting rate, partially offset by the FTP benefit provided by a $1.1 billion increase in average deposits and lower deposit rates. The provision for credit losses was a benefit of $8 million for the three months ended March 31, 2015, compared to a provision of $3 million for the comparable period in the prior year. Net credit-related charge-offs were $3 million for the three months ended March 31, 2015, compared to zero for the comparable period in the prior year, primarily reflecting an increase in general Middle Market, partially offset by decreases in Commercial Real Estate and Small Business. Noninterest income of $81 million for the three months ended March 31, 2015 decreased $3 million from the comparable period in the prior year, reflecting small decreases in several noninterest income categories. Noninterest expenses of $155 million for the three months ended March 31, 2015 decreased $6 million from the comparable period in the prior year, primarily reflecting a $3 million decrease in litigation-related expense and small decreases in several other noninterest expense categories.
The California market's net income of $73 million increased $10 million in the three months ended March 31, 2015, compared to $63 million for the three months ended March 31, 2014. Net interest income (FTE) of $176 million for the three months ended March 31, 2015 increased $4 million from the comparable period in the prior year, primarily due to the benefit provided by a $1.4 billion increase in average loans and the FTP benefit provided by a $2.1 billion increase in average deposits, partially offset by lower loan yields and a lower FTP crediting rate. The provision for credit losses was a benefit of $3 million for the three months ended March 31, 2015, compared to a provision of $11 million for the comparable period in the prior year. Net credit-related charge-offs of $1 million in the three months ended March 31, 2015 decreased $9 million compared to the three months ended March 31, 2014, primarily reflecting a decrease in Technology and Life Sciences. Noninterest income of $38 million for the three months ended March 31, 2015 increased $4 million compared to the three months ended March 31, 2014, primarily reflecting a $2 million increase in syndication agent fees and small increases in several other categories. Noninterest expenses of $100 million for the three months ended March 31, 2015 increased $4 million from the comparable period in the prior year, primarily reflecting small increases in several noninterest expense categories.
The Texas market's net income of $32 million for the three months ended March 31, 2015 decreased $16 million from $48 million for the three months ended March 31, 2014. Net interest income (FTE) of $131 million for the three months ended March 31, 2015 decreased $5 million from the comparable period in the prior year, primarily due to a decrease in accretion of the purchase discount on the acquired loan portfolio, lower loan yields and a decrease in net FTP credits due to a lower FTP crediting rate, partially offset by the benefit provided by a $1.2 billion increase in average loans. The provision for credit losses of $21 million for the three months ended March 31, 2015 increased $15 million from the comparable period in the prior year, primarily reflecting the impact of loan growth and increased reserves for loans related to energy, including a qualitative component, partially offset by credit quality improvements in the remainder of the portfolio. Net credit-related charge-offs of $3 million for the three months ended March 31, 2015 decreased $3 million from the comparable period in the prior year, primarily due to a decrease Technology and Life Sciences. Noninterest income of $36 million for the three months ended March 31, 2015 increased $2 million compared to the comparable period in the prior year, primarily due to small increases in several noninterest income categories.

Noninterest expenses of $96 million for the three months ended March 31, 2015 increased $6 million compared to the three months ended March 31, 2014, primarily reflecting a $2 million increase in salaries and benefits expense and small increases in several other noninterest expense categories.
Net income in Other Markets of $44 million for the three months ended March 31, 2015 decreased $12 million from the three months ended March 31, 2014. Net interest income (FTE) of $80 million for the three months ended March 31, 2015 increased $8 million from the comparable period in the prior year, primarily due to the benefit provided by an increase in average loans of $786 million and the FTP benefit provided by a $1.1 billion increase in average deposits, partially offset by the impact of a lower FTP crediting rate. The provision for credit losses of $6 million increased $16 million in the three months ended March 31, 2015, compared to the same period in the prior year. Net credit-related charge-offs were $1 million for the three months ended March 31, 2015, compared to net recoveries of $4 million for the comparable period in the prior year, primarily reflecting increases in Commercial Real Estate and Corporate Banking. Excluding the impact of the change in accounting presentation for a card program discussed previously under the "Noninterest Income" subheading of the "Results of Operations" section of this financial review, noninterest income for the three months ended March 31, 2015 increased $4 million from the comparable period in the prior year, primarily reflecting increases of $2 million in customer derivative income, $2 million in fiduciary income and small increases in several other noninterest income categories, partially offset by a $3 million decrease from securities losses of $2 million for the three months ended March 31, 2015 compared to a $1 million gain for the same period in 2014. Excluding the impact of the change in accounting presentation for a card program, noninterest expenses for the three months ended March 31, 2015 increased $10 million compared to the same period in the prior year, primarily due to a $2 million increase in corporate overhead expense and small increases in several categories of noninterest expense.
The net loss for the Finance & Other category of $88 million in the three months ended March 31, 2015 decreased $6 million compared to the three months ended March 31, 2014. For further information, refer to the Finance segment discussion under the "Business Segments" subheading above.
The following table lists the Corporation's banking centers by geographic market segment.

	March 31,
	2015	2014
Michigan	214	214
Texas	135	136
California	104	105
Other Markets:
Arizona	19	18
Florida	9	9
Canada	1	1
Total	482	483

FINANCIAL CONDITION
Total assets were $69.3 billion at March 31, 2015, an increase of $146 million from $69.2 billion at December 31, 2014, primarily reflecting increases of $479 million in total loans and $144 million in cash and due from banks, mostly offset by decreases of $253 million in interest-bearing deposits with banks and $252 million in accrued income and other assets. On an average basis, total assets decreased $572 million to $68.7 billion in the first quarter 2015, compared to $69.3 billion in the fourth quarter 2014, resulting primarily from a decrease of $2.3 billion in average interest-bearing deposits with banks, partially offset by increases of $790 million in average loans, $542 million in average investment securities and $315 million in accrued income and other assets.
The following tables provide information about the change in the Corporation's average loan portfolio in the first quarter 2015, compared to the fourth quarter 2014.

	Three Months Ended			Percent Change
(dollar amounts in millions)	March 31, 2015	December 31, 2014	Change
Average Loans:
Commercial loans by business line:
General Middle Market	$10,465	$10,296	$169	2%
National Dealer Services	4,222	4,115	107	3
Energy	3,653	3,443	210	6
Technology and Life Sciences	2,686	2,531	155	6
Environmental Services	904	885	19	2
Entertainment	577	557	20	4
Total Middle Market	22,507	21,827	680	3
Corporate Banking	3,306	3,305	1	—
Mortgage Banker Finance	1,399	1,396	3	—
Commercial Real Estate	833	862	(29)	(3)
Total Business Bank commercial loans	28,045	27,390	655	2
Total Retail Bank commercial loans	1,721	1,627	94	6
Total Wealth Management commercial loans	1,324	1,374	(50)	(4)
Total commercial loans	31,090	30,391	699	2
Real estate construction loans	1,938	1,920	18	1
Commercial mortgage loans	8,581	8,609	(28)	—
Lease financing	797	818	(21)	(3)
International loans	1,512	1,455	57	4
Residential mortgage loans	1,856	1,821	35	2
Consumer loans	2,377	2,347	30	1
Total loans	$48,151	$47,361	$790	2%
Average Loans By Geographic Market:
Michigan	$13,223	$13,142	$81	1%
California	16,193	15,777	416	3
Texas	11,535	11,327	208	2
Other Markets	7,200	7,115	85	1
Total loans	$48,151	$47,361	$790	2%
Average loans for the three months ended March 31, 2015 increased $790 million, compared to the three months ended December 31, 2014, led by increases of $699 million, or 2 percent in average commercial loans and $57 million, or 4 percent in average international loans. The $699 million increase in average commercial loans primarily reflected increases of $210 million in Energy, $169 million in general Middle Market, $155 million in Technology and Life Sciences, $107 million in National Dealer Services and $92 million in Small Business. In general, Middle Market serves customers with annual revenue between $20 million and $500 million; while Corporate serves customers with revenue over $500 million. Changes in average total loans by geographic market is provided in the table above.
Investment securities increased $34 million to $10.1 billion at March 31, 2015, from $10.1 billion at December 31, 2014. Net unrealized gains on investment securities available-for-sale increased $47 million to a net unrealized gain of $128 million at March 31, 2015, compared to $81 million at December 31, 2014. On an average basis, investment securities available-for-sale increased $542 million in the first quarter 2015, compared to the fourth quarter 2014, primarily reflecting the purchase of approximately $500 million of U.S. Treasury securities in late December, 2014.

The Corporation has been purchasing Government National Mortgage Association (GNMA) residential mortgage-backed securities (RMBS) to replace paydowns on RMBS issued by the Federal National Mortgage Association and the Federal Home Loan Mortgage Corporation (government-sponsored enterprises), as GNMA securities receive more favorable treatment under Liquidity Coverage Ratio (LCR) rules, as further discussed under the "Wholesale Funding" subheading in the "Risk Management" section of this financial review. The following table provides a summary of the composition of the Corporation's RMBS portfolio.

	March 31, 2015		December 31, 2014
(dollar amounts in millions)	Amount	Percent of Total	Amount	Percent of Total
RMBS issued by GNMA	$2,471	27%	$2,111	23%
RMBS issued by government-sponsored enterprises	6,807	73	7,098	77
Total RMBS	$9,278	100%	$9,209	100%
Total liabilities increased $48 million to $61.8 billion at March 31, 2015, compared to $61.8 billion at December 31, 2014, primarily reflecting an increase of $84 million in total deposits, partially offset by a decrease of $36 million in short-term borrowings. On an average basis, total liabilities decreased $507 million in the first quarter 2015, compared to the fourth quarter 2014, primarily due to a decrease of $807 million in noninterest-bearing deposits, partially offset by an increase of $313 million in accrued expenses and other liabilities. The decrease in average noninterest-bearing deposits primarily reflected a decrease in Corporate Banking ($794 million). By geographic market, average noninterest-bearing deposits decreased in California ($1.2 million), partially offset by increases in Michigan ($156 million), Other Markets ($140 million) and Texas ($55 million).
Capital
Total shareholders' equity increased $98 million to $7.5 billion at March 31, 2015, compared to December 31, 2014. The following table presents a summary of changes in total shareholders' equity in the three months ended March 31, 2015.

(in millions)
Balance at January 1, 2015		$7,402
Net income		134
Cash dividends declared on common stock		(36)
Purchase of common stock		(66)
Other comprehensive income:
Investment securities	$31
Defined benefit and other postretirement plans	11
Total other comprehensive income		42
Issuance of common stock under employee stock plans		7
Share-based compensation		16
Other		1
Balance at March 31, 2015		$7,500
The Corporation periodically conducts stress tests to evaluate potential impacts to the Corporation's forecasted financial condition under various economic scenarios and business conditions. These stress tests are a normal part of the Corporation's overall risk management and capital planning process and are part of the forecasting process used by the Corporation to conduct the enterprise-wide stress test that was part of the Federal Reserve's Comprehensive Capital Analysis and Review (CCAR). For additional information about risk management processes, refer to the "Risk Management" sections of this financial review and the Corporations 2014 Annual Report.
The Federal Reserve completed its 2015 CCAR review in March 2015 and did not object to the Corporation's capital plan and capital distributions contemplated in the plan. The plan provides for up to $393 million in equity repurchases for the five-quarter period ending June 30, 2016. The capital plan further included a 1-cent increase in the quarterly dividend to $0.21 per common share. The dividend proposal was approved by the Board of Directors of the Corporation (the Board) on April 28, 2015 and will be effective for the dividend payable July 1, 2015.

The following table summarizes the Corporation's repurchase activity during the three months ended March 31, 2015.

(shares in thousands)	Total Number of Shares and Warrants Purchased as Part of Publicly Announced Repurchase Plans or Programs	Remaining Repurchase Authorization (a)	Total Number of Shares Purchased (b)	Average Price Paid Per Share	Average Price Paid Per Warrant (c)
January 2015	788	13,294	946	$42.30	$—
February 2015	566	12,728	571	45.16	—
March 2015	—	12,728	—	—	—
Total first quarter 2015	1,354	12,728	1,517	$43.38	$—

(a)
Maximum number of shares and warrants that may yet be purchased under the publicly announced plans or programs. Does not reflect April 28, 2015 authorization for up to an additional 10.0 million share repurchases and the equivalent of an additional 618 thousand shares from warrant repurchases.

(b)
Includes approximately 162,000 shares purchased pursuant to deferred compensation plans and shares purchased from employees to pay for taxes related to restricted stock vesting under the terms of an employee share-based compensation plan during the three months ended March 31, 2015. These transactions are not considered part of the Corporation's repurchase program.

(c)	The Corporation made no repurchases of warrants under the repurchase program during the three months ended March 31, 2015.
On April 28, 2015, the Board authorized the repurchase of up to an additional 10.0 million shares of Comerica Incorporated outstanding common stock, in addition to the 2.1 million shares remaining at March 31, 2015 under the Board's prior authorizations for the share repurchase program initially approved in November 2010. Including the April 28, 2015 authorization, a total of 40.3 million shares has been authorized for repurchase under the share repurchase program since its inception in 2010. On April 28, 2015, the Board also authorized the repurchase of up to an additional 2.6 million warrants, in addition to the 10.6 million warrants remaining at March 31, 2015 under an authorization initially approved in November 2010. There is no expiration date for the Corporation's equity repurchase program.
In July 2013, U.S. banking regulators issued a final rule for the U.S. adoption of the Basel III regulatory capital framework (Basel III). Basel III includes a more stringent definition of capital and introduces a new common equity Tier 1 (CET1) capital requirement; sets forth two comprehensive methodologies for calculating risk-weighted assets (RWA), a standardized approach and an advanced approach; introduces two new capital buffers, a conservation buffer and a countercyclical buffer (applicable to advanced approaches entities); establishes a new supplemental leverage ratio (applicable to advanced approaches entities); and sets out minimum capital ratios and overall capital adequacy standards. As a banking organization subject to the standardized approach, Basel III became effective for the Corporation on January 1, 2015. Certain deductions and adjustments to regulatory capital phase in starting January 1, 2015 and will be fully implemented on January 1, 2018. The capital conservation buffer phases in beginning January 1, 2016 and will be fully implemented on January 1, 2019.
Under Basel III, CET1 capital predominantly includes common shareholders’ equity, less certain deductions for goodwill, intangible assets and deferred tax assets that arise from net operating losses and tax credit carry-forwards. Additionally, the Corporation has elected to permanently exclude capital in accumulated other comprehensive income (AOCI) related to debt and equity securities classified as available-for-sale as well as for defined benefit postretirement plans from CET1, an option available to standardized approach entities under Basel III. Tier 1 capital incrementally includes noncumulative perpetual preferred stock. Tier 2 capital includes Tier 1 capital as well as subordinated debt qualifying as Tier 2 and qualifying allowance for credit losses. Certain deductions and adjustments to CET1 capital, Tier 1 capital and Tier 2 capital are subject to phase-in through December 31, 2017.
Comerica computes RWA using the standardized approach. Under the standardized approach, RWA is generally based on supervisory risk-weightings which vary by counterparty type and asset class. Under the Basel III standardized approach, capital is required for credit risk RWA, to cover the risk of unexpected losses due to failure of a customer or counterparty to meet its financial obligations in accordance with contractual terms; and if trading assets and liabilities exceed certain thresholds, capital is also required for market risk RWA, to cover the risk of losses due to adverse market movements or from position-specific factors.

The following table presents the minimum ratios required to be considered "adequately capitalized" as of March 31, 2015 and December 31, 2014.

	March 31, 2015		December 31, 2014
	Basel III Rules		Basel I Rules
Common equity tier 1 capital to risk-weighted assets	4.5%	(a)	n/a
Tier 1 capital to risk-weighed assets	6.0	(a)	4.0%
Total capital to risk-weighted assets	8.0	(a)	8.0
Tier 1 capital to adjusted average assets (leverage ratio)	4.0		3.0

(a)
In order to avoid restrictions on capital distributions and discretionary bonuses, the Corporation will also be required to maintain a minimum capital conservation buffer, which phases in at 0.625% beginning on January 1, 2016 and ultimately increases to 2.5% on January 1, 2019.

n/a - not applicable.
The Corporation's capital ratios exceeded minimum regulatory requirements as follows:

	March 31, 2015		December 31, 2014
	(Basel III Rules)		(Basel I Rules)
(dollar amounts in millions)	Capital/Assets	Ratio	Capital/Assets	Ratio
Common equity tier 1 (a)	$7,230	10.43%	n/a	n/a
Tier 1 common (b)	n/a	n/a	$7,169	10.50%
Tier 1 risk-based (a)	7,230	10.43	7,169	10.50
Total risk-based (a)	8,586	12.39	8,543	12.51
Leverage (a)	7,230	10.53	7,169	10.35
Tangible common equity (b)	6,850	9.97	6,752	9.85
Risk-weighted assets (a)	69,314		68,273

(a)	March 31, 2015 capital and ratios are estimated.

(b)	See Supplemental Financial Data section for reconcilements of non-GAAP financial measures.
n/a - not applicable.
RISK MANAGEMENT
The following updated information should be read in conjunction with the "Risk Management" section on pages F-21 through F-36 in the Corporation's 2014 Annual Report.
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
After strong U.S. Gross Domestic Product (GDP) growth last year, averaging 4.8 percent in the second and third quarters of 2014, real GDP growth slowed to 2.2 percent in the fourth quarter of 2014. A similar result is expected for the first quarter 2015. Continuing low oil and gas prices remain a source of uncertainty for the U.S. economy. Also, the strong dollar is a headwind for U.S. exports. The Corporation expects the Federal Reserve will look beyond the soft winter data and focus on the potential for higher inflation in the months ahead. The euro zone economy is gaining momentum this spring despite the fact that Greek fiscal problems remain a risk. Core Europe is expected to grow modestly through 2015, aided by the low-euro tailwind. Recent data from China is pointing to another step down in growth as export demand and construction slow. A firming Europe and a solid U.S. economy should be supportive of Chinese exports.
Improvement in overall credit portfolio metrics is beginning to abate, and the Corporation believes it has generally reached cycle-low levels of criticized loans and loan charge-offs. While the overall credit quality of the loan portfolio remained strong in the first quarter of 2015, economic uncertainty and the impact of low oil and gas prices continued to be a consideration when determining the appropriateness of the allowance for loan losses.
The allowance for loan losses was $601 million at March 31, 2015, compared to $594 million at December 31, 2014, an increase of $7 million, or 1 percent. The increase in the allowance primarily reflected the impact of loan growth and increased reserves for loans related to energy, including an increase in the qualitative component, partially offset by improvements in credit quality in other portfolios.

Loans related to energy at March 31, 2015 included approximately $3.6 billion of outstanding loans in the Middle Market - Energy business line as well as approximately $750 million of loans in other lines of business to companies that have a sizable portion of their revenue related to energy or could be otherwise disproportionately negatively impacted by prolonged low oil and gas prices. The Corporation generally reviews commitments to energy exploration and production (EP) customers semi-annually, in conjunction with scheduled borrowing base re-determinations. Internal risk ratings for all loans are reviewed at least annually, or more frequently upon the occurrence of a circumstance that affects the credit risk of the loan. During the three months ended March 31, 2015, the Corporation reviewed approximately 35 percent of the internal risk ratings for borrowers in the Middle Market - Energy business line, including approximately 35 percent of EP customers, 40 percent of energy services customers and 25 percent of midstream customers. The reviews resulted in some internal risk rating downgrades, which were incorporated into the quantitative component of the allowance. In addition, the Corporation modestly increased its estimate for the qualitative reserve component for Energy and energy-related loans established at December 31, 2014. Refer to the "Energy Lending" subheading later in this section for further discussion of the Corporation's portfolio of loans related to energy.
The allowance for credit losses on lending-related commitments includes specific allowances, based on individual evaluations of certain letters of credit in a manner consistent with business loans, and allowances based on the pool of the remaining letters of credit and all unused commitments to extend credit within each internal risk rating.
The allowance for credit losses on lending-related commitments was $39 million at March 31, 2015 compared to $41 million at December 31, 2014. The $2 million decrease in the allowance for credit losses on lending-related commitments primarily reflected the impact of decreases in the level of unfunded commitments and issued letters of credit.
For additional information regarding the allowance for credit losses, refer to page F-37 in the "Critical Accounting Policies" section and pages F-54 through F-55 in Note 1 to the consolidated financial statements of the Corporation's 2014 Annual Report.
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

The following table presents a summary of nonperforming assets and past due loans.

(dollar amounts in millions)	March 31, 2015	December 31, 2014
Nonaccrual loans:
Business loans:
Commercial	$113	$109
Real estate construction	1	2
Commercial mortgage	82	95
International	1	—
Total nonaccrual business loans	197	206
Retail loans:
Residential mortgage	37	36
Consumer:
Home equity	31	30
Other consumer	1	1
Total consumer	32	31
Total nonaccrual retail loans	69	67
Total nonaccrual loans	266	273
Reduced-rate loans	13	17
Total nonperforming loans	279	290
Foreclosed property	9	10
Total nonperforming assets	$288	$300
Nonperforming loans as a percentage of total loans	0.57%	0.60%
Nonperforming assets as a percentage of total loans and foreclosed property	0.59	0.62
Allowance for loan losses as a percentage of total nonperforming loans	216	205
Loans past due 90 days or more and still accruing	$12	$5
Loans past due 90 days or more and still accruing as a percentage of total loans	0.03%	0.01%
Nonperforming assets decreased $12 million to $288 million at March 31, 2015, from $300 million at December 31, 2014. The decrease in nonperforming assets primarily reflected a decrease in nonaccrual commercial mortgage loans ($13 million). Nonperforming assets as a percentage of total loans and foreclosed property was 0.59 percent at March 31, 2015, compared to 0.62 percent at December 31, 2014.
The following table presents a summary of TDRs at March 31, 2015 and December 31, 2014.

(in millions)	March 31, 2015	December 31, 2014
Nonperforming TDRs:
Nonaccrual TDRs	$55	$58
Reduced-rate TDRs	13	17
Total nonperforming TDRs	68	75
Performing TDRs (a)	33	43
Total TDRs	$101	$118

(a)	TDRs that do not include a reduction in the original contractual interest rate which are performing in accordance with their modified terms.
Performing TDRs primarily included $22 million in Small Business Banking, $6 million in Middle Market, and $4 million in Commercial Real Estate at March 31, 2015.

The following table presents a summary of changes in nonaccrual loans.

	Three Months Ended
(in millions)	March 31, 2015	December 31, 2014
Balance at beginning of period	$273	$329
Loans transferred to nonaccrual (a)	39	41
Nonaccrual business loan gross charge-offs (b)	(21)	(16)
Loans transferred to accrual status (a)	(4)	(18)
Nonaccrual business loans sold (c)	(2)	(24)
Payments/other (d)	(19)	(39)
Balance at end of period	$266	$273
(a) Based on an analysis of nonaccrual loans with book balances greater than $2 million.
(b) Analysis of gross loan charge-offs:
Nonaccrual business loans	$21	$16
Retail loans	2	4
Total gross loan charge-offs	$23	$20
(c) Analysis of loans sold:
Nonaccrual business loans	$2	$24
Performing criticized loans	7	5
Total criticized loans sold	$9	$29
(d) Includes net changes related to nonaccrual loans with balances less than $2 million, payments on nonaccrual loans with book balances greater than $2 million, transfers of nonaccrual loans to foreclosed property and retail loan gross charge-offs. Excludes business loan gross charge-offs and nonaccrual business loans sold.

There were five borrowers with balances greater than $2 million, totaling $39 million, transferred to nonaccrual status in the first quarter 2015, a decrease of $2 million when compared to $41 million in the fourth quarter 2014. The transfers to nonaccrual greater than $2 million in the first quarter 2015 included one $3 million transfer of a loan related to energy.
The following table presents the composition of nonaccrual loans by balance and the related number of borrowers at March 31, 2015 and December 31, 2014.

	March 31, 2015		December 31, 2014
(dollar amounts in millions)	Number of Borrowers	Balance	Number of Borrowers	Balance
Under $2 million	1,445	$145	1,492	$154
$2 million - $5 million	12	37	15	48
$5 million - $10 million	5	38	3	22
$10 million - $25 million	3	46	2	23
Greater than $25 million	—	—	1	26
Total	1,465	$266	1,513	$273

The following table presents a summary of nonaccrual loans at March 31, 2015 and loans transferred to nonaccrual and net loan charge-offs for the three months ended March 31, 2015, based primarily on North American Industry Classification System (NAICS) categories.

	March 31, 2015		Three Months Ended March 31, 2015
(dollar amounts in millions)	Nonaccrual Loans		Loans Transferred to Nonaccrual (a)		Net Loan Charge-Offs (Recoveries)
Industry Category
Residential Mortgage	$37	14%	$—	—%	$(1)	(13)%
Services	35	13	2	6	4	50
Real Estate	34	13	—	—	—	—
Contractors (b)	25	9	—	—	—	—
Health Care and Social Assistance	19	7	—	—	—	—
Retail	15	6	11	28	3	38
Manufacturing	15	6	9	23	(3)	(38)
Holding and Other Investment Companies	14	5	—	—	—	—
Wholesale Trade	10	4	14	36	3	38
Natural Resources	4	2	—	—	—	—
Restaurants and Food Service	4	1	—	—	—	—
Transportation and Warehousing	3	1	—	—	—	—
Mining, Quarrying and Oil & Gas Extraction	1	1	3	7	2	25
Other (c)	50	18	—	—	—	—
Total	$266	100%	$39	100%	$8	100%

(a)	Based on an analysis of nonaccrual loans with book balances greater than $2 million.

(b)	Included approximately $20 million of nonaccrual loans related to energy at March 31, 2015.

(c)	Consumer, excluding residential mortgage and certain personal purpose nonaccrual loans and net charge-offs, are included in the “Other” category.
Loans past due 90 days or more and still accruing interest generally represent loans that are well collateralized and in a continuing process of collection. Loans past due 90 days or more and still accruing interest increased $7 million to $12 million at March 31, 2015, compared to $5 million at December 31, 2014. Loans past due 30-89 days decreased $18 million to $145 million at March 31, 2015, compared to $163 million at December 31, 2014.
The following table presents a summary of total criticized loans. Criticized loans with balances of $2 million or more on nonaccrual status or whose terms have been modified in a TDR are individually subjected to quarterly credit quality reviews, and the Corporation may establish specific allowances for such loans.

(dollar amounts in millions)	March 31, 2015	December 31, 2014
Total criticized loans	$2,067	$1,893
As a percentage of total loans	4.2%	3.9%
The $174 million increase in criticized loans in the three months ended March 31, 2015, included approximately $50 million of loans related to energy.
The following table presents a summary of changes in foreclosed property.

	Three Months Ended
(in millions)	March 31, 2015	December 31, 2014
Balance at beginning of period	$9	$10
Acquired in foreclosure	2	4
Write-downs	—	—
Foreclosed property sold (a)	(2)	(5)
Balance at end of period	$9	$9
(a) Net gain on foreclosed property sold	$—	$1

Commercial and Residential Real Estate Lending
The following table summarizes the Corporation's commercial real estate loan portfolio by loan category.

(in millions)	March 31, 2015	December 31, 2014
Real estate construction loans:
Commercial Real Estate business line (a)	$1,575	$1,606
Other business lines (b)	342	349
Total real estate construction loans	$1,917	$1,955
Commercial mortgage loans:
Commercial Real Estate business line (a)	$1,807	$1,790
Other business lines (b)	6,751	6,814
Total commercial mortgage loans	$8,558	$8,604

(a)	Primarily loans to real estate developers.

(b)	Primarily loans secured by owner-occupied real estate.
The Corporation limits risk inherent in its commercial real estate lending activities by limiting exposure to those borrowers directly involved in the commercial real estate markets and adhering to conservative policies on loan-to-value ratios for such loans. Commercial real estate loans, consisting of real estate construction and commercial mortgage loans, totaled $10.5 billion at March 31, 2015, of which $3.4 billion, or 32 percent, were to borrowers in the Commercial Real Estate business line, which includes loans to real estate developers. The remaining $7.1 billion, or 68 percent, of commercial real estate loans in other business lines consisted primarily of owner-occupied commercial mortgages, which bear credit characteristics similar to non-commercial real estate business loans. In the Texas market, commercial real estate loans totaled $2.5 billion at March 31, 2015, of which $1.2 billion were to borrowers in the Commercial Real Estate business line. The remaining $1.3 billion consisted primarily of owner-occupied commercial mortgages. Loans in the Commercial Real Estate business line secured by properties located in Texas totaled $905 million at March 31, 2015, primarily including $499 million for multifamily properties, $121 million for retail properties and and $93 million for commercial properties.
The real estate construction loan portfolio primarily contains loans made to long-time customers with satisfactory completion experience. Credit quality in the real estate construction loan portfolio was strong, with $1 million on nonaccrual status at both March 31, 2015 and December 31, 2014 and no real estate construction loan charge-offs in either of the three-month periods ended March 31, 2015 and 2014.
Loans in the commercial mortgage portfolio generally mature within three to five years. Of the $1.8 billion of commercial mortgage loans in the Commercial Real Estate business line outstanding at both March 31, 2015 and December 31, 2014, $20 million and $22 million were on nonaccrual status at March 31, 2015 and December 31, 2014, respectively. Commercial mortgage loan net recoveries in the Commercial Real Estate business line were $1 million for the three months ended March 31, 2015, compared to net charge-offs of $5 million for the three months ended March 31, 2014. In other business lines, $62 million and $73 million of commercial mortgage loans were on nonaccrual status at March 31, 2015 and December 31, 2014, respectively. Commercial mortgage loan net recoveries in other business lines were $2 million for the three months ended March 31, 2015, compared to zero for the three months ended March 31, 2014.
The following table summarizes the Corporation's residential mortgage and home equity loan portfolios by geographic market.

	March 31, 2015				December 31, 2014
(dollar amounts in millions)	Residential Mortgage Loans	% of Total	Home Equity Loans	% of Total	Residential Mortgage Loans	% of Total	Home Equity Loans	% of Total
Geographic market:
Michigan	$409	22%	$788	47%	$417	23%	$795	48%
California	847	46	583	35	831	46	564	34
Texas	339	18	253	15	337	18	247	15
Other Markets	264	14	54	3	246	13	52	3
Total	$1,859	100%	$1,678	100%	$1,831	100%	$1,658	100%
Residential real estate loans consist of traditional residential mortgages and home equity loans and lines of credit. Residential mortgages totaled $1.9 billion at March 31, 2015, and were primarily larger, variable-rate mortgages originated and retained for certain private banking relationship customers. Of the $1.9 billion of residential mortgage loans outstanding, $37 million were on nonaccrual status at March 31, 2015. The home equity portfolio totaled $1.7 billion at March 31, 2015, of which $1.6 billion was outstanding under primarily variable-rate, interest-only home equity lines of credit and $71 million were closed-end home equity loans. Of the $1.7 billion of home equity loans outstanding, $31 million were on nonaccrual status at March 31,

2015. A majority of the home equity portfolio was secured by junior liens at March 31, 2015. The residential real estate portfolio is principally located within the Corporation's primary geographic markets. Substantially all residential real estate loans past due 90 days or more are placed on nonaccrual status, and substantially all junior lien home equity loans that are current or less than 90 days past due are placed on nonaccrual status if full collection of the senior position is in doubt. At no later than 180 days past due, such loans are charged off to current appraised values less costs to sell.
Energy Lending
The Corporation has a portfolio of energy-related loans that are included primarily in "commercial loans" in the consolidated balance sheets. The Corporation's energy lending team has over 30 years of experience, with a focus on middle market companies. Loans in the Middle Market - Energy business line (approximately 200 relationships) were $3.6 billion, or approximately 7 percent of total loans, at both March 31, 2015 and December 31, 2014, and total exposure, including unused commitments to extend credit and letters of credit, was $6.9 billion and $7.1 billion at March 31, 2015 and December 31, 2014, respectively. In addition to loans in the Middle-Market - Energy business line, the Corporation is monitoring a portfolio of approximately 165 relationships with approximately $750 million outstanding and total exposure of about $1.5 billion at March 31, 2015 to companies in Corporate Banking, general Middle-Market and Small Business that have a sizable portion of their revenue related to the energy business or could be otherwise disproportionately negatively impacted by prolonged low oil and gas prices.
The portfolio of energy-related loans in the Middle Market - Energy business line is diverse in nature, with outstanding balances by customer market segment distributed approximately as follows at March 31, 2015: 70 percent EP (comprising approximately 59 percent oil, 26 percent mixed and 15 percent natural gas), 15 percent energy services and 15 percent midstream. EP generally includes such activities as searching for potential oil and gas fields, drilling exploratory wells and operating active wells. The midstream sector is generally involved in the transportation, storage and marketing of crude and/or refined energy products. The Corporation's energy services customers provide services primarily to the EP sector. As of March 31, 2015, a majority of the Corporation’s EP customers had at least 50 percent of their oil and/or gas production hedged up to the end of 2015. Approximately 95 percent of the amount of loans outstanding in the Middle Market - Energy business line had varying levels and types of collateral at March 31, 2015, including oil and gas reserves and pipelines, equipment, accounts receivable, inventory and other assets, or some combination thereof. Commitments to EP borrowers are generally subject to borrowing base re-determinations about every six months, based on updated prices which consider the then-current energy prices, energy reserve levels and other factors. As of mid-April 2015, the Corporation had completed approximately 45 percent of semi-annual borrowing base re-determinations for EP borrowers in the Middle Market - Energy line of business, resulting in some internal risk rating downgrades and about a 10 percent reduction in total commitment size for the portion reviewed.
As of March 31, 2015, approximately 6 percent of the total energy and energy-related portfolio was classified as criticized, including $22 million on nonaccrual status. Charge-offs in the energy and energy-related portfolio totaled $2 million for the three months ended March 31, 2015.
Refer to the “Allowance for Credit Losses” subheading earlier in this section for a discussion of changes in the allowance for loan losses as a result of the above-described events.
Automotive Lending
Substantially all dealer loans are in the National Dealer Services business line. Loans in the National Dealer Services business line include floor plan financing and other loans to automotive dealerships. Floor plan loans, included in “commercial loans” in the consolidated balance sheets, totaled $3.5 billion at March 31, 2015, a decrease of $246 million compared to $3.8 billion at December 31, 2014. At both March 31, 2015 and December 31, 2014, other loans to automotive dealers in the National Dealer Services business line totaled $2.4 billion, including $1.5 billion of owner-occupied commercial real estate mortgage loans. Automotive lending also includes loans to borrowers involved with automotive production, primarily Tier 1 and Tier 2 suppliers. Loans to borrowers involved with automotive production totaled approximately $1.3 billion and $1.2 billion at March 31, 2015 and December 31, 2014, respectively.
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

(in millions)	March 31, 2015	December 31, 2014
European exposure:
Commercial and industrial	$230	$211
Banks and other financial institutions	40	52
Total outstanding	270	263
Unfunded commitments and guarantees	381	382
Total European exposure (a)	$651	$645

(a)	Primarily United Kingdom and the Netherlands
For further discussion of credit risk, see the "Credit Risk" section of pages F-21 through F-29 in the Corporation's 2014 Annual Report.
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
Interest Rate Risk
Net interest income is the primary source of revenue for the Corporation. Interest rate risk arises in the normal course of business due to differences in the repricing and cash flow characteristics of assets and liabilities, primarily through the Corporation's core business activities of extending loans and acquiring deposits. The Corporation's balance sheet is predominantly characterized by floating-rate loans funded by a combination of core deposits and wholesale borrowings. Approximately 85 percent of the Corporation's loans were floating at March 31, 2015, of which approximately 75 percent were based on LIBOR and 25 percent were based on Prime. This creates sensitivity to interest rate movements due to the imbalance between the floating-rate loan portfolio and the more slowly repricing deposit products. In addition, growth and/or contraction in the Corporation's loans and deposits may lead to changes in sensitivity to interest rate movements in the absence of mitigating actions. Examples of such actions are purchasing investment securities, primarily fixed-rate, which provide liquidity to the balance sheet and act to mitigate the inherent interest sensitivity, and hedging the sensitivity with interest rate swaps. The Corporation actively manages its exposure to interest rate risk, with the principal objective of optimizing net interest income and the economic value of equity while operating within acceptable limits established for interest rate risk and maintaining adequate levels of funding and liquidity.
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
Each scenario includes assumptions such as loan growth, investment security prepayment levels, depositor behavior, yield curve changes, loan and deposit pricing, and overall balance sheet mix and growth. In the +200 scenario, assumptions related to loan growth and deposit run-off are based on historical experience, resulting in a modest increase in loans and a modest decrease in deposits from the base case. Investment securities modeling includes the replacement of prepayments as well as an estimate of projected growth in High Quality Liquid Assets (HQLA) needed for compliance with the Liquidity Coverage Ratio (LCR), and expected funding maturities are included. In addition, the model reflects deposit pricing based on historical price movements with short-term interest rates and loan spreads held at current levels. Changes in economic activity may result in a balance sheet structure that is different from the changes management included in its simulation analysis and may translate into a materially different interest rate environment than those presented. For example, deposit balances have grown significantly over the past several years, creating uncertainty regarding future deposit balance levels. A decline in deposit balances beyond historical experience would reduce the estimated increase in net interest income in the +200 scenario.
The table below, as of March 31, 2015 and December 31, 2014, displays the estimated impact on net interest income during the next 12 months by relating the base case scenario results to those from the rising and declining rate scenarios described above.

	Estimated Annual Change
	March 31, 2015		December 31, 2014
(in millions)	Amount	%	Amount	%
Change in Interest Rates:
+200 basis points	$220	13%	$224	13%
-25 basis points (to zero percent)	(33)	(2)	(32)	(2)
Sensitivity decreased slightly from December 31, 2014 to March 31, 2015 primarily due to changes in the current balance sheet mix driving a revised forecast, offset by the modest impact from the addition of HQLA for the LCR. The risk to declining interest rates is limited as a result of the inability of the current low level of rates to fall significantly.
The table below, as of March 31, 2015, illustrates the estimated sensitivity of the above results to a change in deposit balance assumptions in the +200 scenario, with all other assumptions held constant. In this analysis, average noninterest-bearing deposit run-off in the 12-month period has been increased by $1 billion and $3 billion from the historical run-off experience included in the standard +200 scenario presented above and assumes the deposit run-off reduces excess reserves and increases purchased funds. The analysis is provided as an indicator of the sensitivity of net interest income to the modeled deposit run-off assumption. It is not meant to reflect management's expectation or best estimate. Actual run-off results may vary from those reflected.

	+200 Basis Points
(in millions)	Estimated Annual Change
March 31, 2015	Amount	%
Incremental Average Decrease in Noninterest-bearing Deposit Balances:
$1 billion	$209	12%
$3 billion	187	11
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

The table below, as of March 31, 2015 and December 31, 2014, displays the estimated impact on the economic value of equity from the interest rate scenario described above.

	March 31, 2015		December 31, 2014
(in millions)	Amount	%	Amount	%
Change in Interest Rates:
+200 basis points	$1,077	9%	$1,218	10%
-25 basis points (to zero percent)	(253)	(2)	(293)	(2)
The change in the sensitivity of the economic value of equity to a 200 basis point parallel increase in rates between December 31, 2014 and March 31, 2015 was primarily driven by changes in market interest rates at the middle to long end of the curve, which most significantly impact the value of deposits without a stated maturity.
Wholesale Funding
The Corporation may access the purchased funds market when necessary, which includes foreign office time deposits and short-term borrowings. Capacity for incremental purchased funds at March 31, 2015 included the ability to purchase federal funds, sell securities under agreements to repurchase, as well as issue deposits to institutional investors and issue certificates of deposit through brokers. Purchased funds totaled $215 million at March 31, 2015, compared to $251 million at December 31, 2014. At March 31, 2015, the Bank had pledged loans totaling $26 billion which provided for up to $20 billion of available collateralized borrowing with the FRB.
The Bank is a member of the FHLB of Dallas, Texas, which provides short- and long-term funding to its members through advances collateralized by real estate-related assets. Actual borrowing capacity is contingent on the amount of collateral available to be pledged to the FHLB. At March 31, 2015, real estate-related loans pledged to the FHLB as blanket collateral provided for potential future borrowings of approximately $5 billion. As of March 31, 2015, the Corporation did not have any outstanding borrowings from the FHLB. Additionally, the Bank has the ability to issue up to $15 billion of debt under an existing $15 billion note program which allows the issuance of debt with maturities between three months and 30 years.The Corporation also maintains a shelf registration statement with the Securities and Exchange Commission from which it may issue debt and/or equity securities.
The ability of the Corporation and the Bank to raise funds at competitive rates is impacted by rating agencies' views of the credit quality, liquidity, capital and earnings of the Corporation and the Bank. As of March 31, 2015, the four major rating agencies had assigned the following ratings to long-term senior unsecured obligations of the Corporation and the Bank. A security rating is not a recommendation to buy, sell, or hold securities and may be subject to revision or withdrawal at any time by the assigning rating agency. Each rating should be evaluated independently of any other rating.

	Comerica Incorporated		Comerica Bank
March 31, 2015	Rating	Outlook	Rating	Outlook
Standard and Poor’s	A-	Negative	A	Negative
Moody’s Investors Service (a)	A3	Stable	A2	Stable
Fitch Ratings	A	Stable	A	Stable
DBRS	A	Stable	A (High)	Stable

(a)
In March 2015, Moody's Investors Service put global bank ratings on review following the publication of revised bank rating methodology. While the outlook for both Comerica Incorporated and Comerica Bank continue to be "Stable", Moody’s released a preliminary indication of an “A3” rating for Comerica Bank long-term senior unsecured debt.

The Corporation satisfies liquidity requirements with either liquid assets or various funding sources. Liquid assets, which totaled $13.0 billion at March 31, 2015, compared to $13.3 billion at December 31, 2014, before any applicable regulatory haircuts, provide a reservoir of liquidity. Liquid assets include cash and due from banks, federal funds sold, interest-bearing deposits with banks, other short-term investments and unencumbered investment securities. At March 31, 2015, the Corporation held deposits at the FRB of $4.7 billion, compared to $4.9 billion at December 31, 2014.
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

The Basel III liquidity framework includes a second minimum liquidity measure, the Net Stable Funding Ratio (NSFR), which requires the amount of available longer-term, stable sources of funding to be at least 100 percent of the required amount of longer-term stable funding over a one-year period. On October 31, 2014, the Basel Committee on Banking Supervision issued its final NSFR rule, which was originally introduced in 2010 and revised in January 2014. U.S. banking regulators have announced that they expect to issue proposed rules to implement the NSFR in advance of its scheduled global implementation in 2018. While uncertainty exists in the final form and timing of the U.S. rule implementing the NSFR and whether or not the Corporation will be subject to the full requirements, the Corporation is closely monitoring the development of the rule.
The Corporation regularly evaluates its ability to meet funding needs in unanticipated, stressed environments. In conjunction with the quarterly 200 basis point interest rate simulation analyses, discussed in the “Interest Rate Sensitivity” section of this financial review, liquidity ratios and potential funding availability are examined. Each quarter, the Corporation also evaluates its ability to meet liquidity needs under a series of broad events, distinguished in terms of duration and severity. The evaluation as of March 31, 2015 projected that sufficient sources of liquidity were available under each series of events.
CRITICAL ACCOUNTING POLICIES
The Corporation’s consolidated financial statements are prepared based on the application of accounting policies, the most significant of which are described in Note 1 to the consolidated financial statements included in the Corporation's 2014 Annual Report. These policies require numerous estimates and strategic or economic assumptions, which may prove inaccurate or subject to variations. Changes in underlying factors, assumptions or estimates could have a material impact on the Corporation’s future financial condition and results of operations. At December 31, 2014, the most critical of these significant accounting policies were the policies related to the allowance for credit losses, valuation methodologies, goodwill, pension plan accounting and income taxes. These policies were reviewed with the Audit Committee of the Corporation’s Board of Directors and are discussed more fully on pages F-37 through F-40 in the Corporation's 2014 Annual Report. As of the date of this report, there have been no significant changes to the Corporation's critical accounting policies or estimates.

SUPPLEMENTAL FINANCIAL DATA
The following table provides a reconciliation of non-GAAP financial measures used in this financial review with financial measures defined by GAAP.

(dollar amounts in millions)	March 31, 2015	December 31, 2014
Tier 1 Common Capital Ratio:
Tier 1 and Tier 1 common capital (a)	n/a	$7,169
Risk-weighted assets (a)	n/a	68,273
Tier 1 and Tier 1 common risk-based capital ratio	n/a	10.50%
Tangible Common Equity Ratio:
Common shareholders' equity	$7,500	$7,402
Less:
Goodwill	635	635
Other intangible assets	15	15
Tangible common equity	$6,850	$6,752
Total assets	$69,336	$69,190
Less:
Goodwill	635	635
Other intangible assets	15	15
Tangible assets	$68,686	$68,540
Common equity ratio	10.82%	10.70%
Tangible common equity ratio	9.97	9.85
Tangible Common Equity per Share of Common Stock:
Common shareholders' equity	$7,500	$7,402
Tangible common equity	6,850	6,752
Shares of common stock outstanding (in millions)	178	179
Common shareholders' equity per share of common stock	$42.12	$41.35
Tangible common equity per share of common stock	38.47	37.72

(a)	Tier 1 capital and risk-weighted assets as defined by Basel I risk-based capital rules.
n/a - not applicable.
The Tier 1 common capital ratio removes preferred stock and qualifying trust preferred securities from Tier 1 capital as defined by and calculated in conformity with Basel I risk-based capital rules in effect through December 31, 2014. Effective January 1, 2015, regulatory capital components and risk-weighted assets are defined by and calculated in conformity with Basel III risk-based capital rules. The tangible common equity ratio removes preferred stock and the effect of intangible assets from capital and the effect of intangible assets from total assets and tangible common equity per share of common stock removes the effect of intangible assets from common shareholders' equity per share of common stock. The Corporation believes these measurements are meaningful measures of capital adequacy used by investors, regulators, management and others to evaluate the adequacy of common equity and to compare against other companies in the industry.

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
ITEM 1A. Risk Factors
There has been no material change in the Corporation’s risk factors as previously disclosed in our Form 10-K for the fiscal year ended December 31, 2014 in response to Part I, Item 1A. of such Form 10-K. Such risk factors are incorporated herein by reference.

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

10.1†
Amended and Restated Comerica Incorporated Non-Employee Director Fee Deferral Plan (amended and restated on January 27, 2015) (filed as Exhibit 10.13 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2014, and incorporated herein by reference).

10.2†
Amended and Restated Comerica Incorporated Common Stock Non-Employee Director Fee Deferral Plan (amended and restated on January 27, 2015) (filed as Exhibit 10.14 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2014, and incorporated herein by reference).

10.3†	Comerica Incorporated Amended and Restated Incentive Plan for Non-Employee Directors (filed herewith).

10.4†	2015 Comerica Incorporated Incentive Plan for Non-Employee Directors (filed herewith).

31.1	Chairman and CEO Rule 13a-14(a)/15d-14(a) Certification of Periodic Report (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002).

31.2	Vice Chairman and CFO Rule 13a-14(a)/15d-14(a) Certification of Periodic Report (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002).

32	Section 1350 Certification of Periodic Report (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002).

101
Financial statements from Quarterly Report on Form 10-Q of the Registrant for the quarter ended March 31, 2015, formatted in Extensible Business Reporting Language: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Statements of Changes in Shareholders' Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements.

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
Date: April 29, 2015

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

10.1†
Amended and Restated Comerica Incorporated Non-Employee Director Fee Deferral Plan (amended and restated on January 27, 2015) (filed as Exhibit 10.13 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2014, and incorporated herein by reference).

10.2†
Amended and Restated Comerica Incorporated Common Stock Non-Employee Director Fee Deferral Plan (amended and restated on January 27, 2015)(filed as Exhibit 10.14 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2014, and incorporated herein by reference).

10.3†	Comerica Incorporated Amended and Restated Incentive Plan for Non-Employee Directors (filed herewith).

10.4†	2015 Comerica Incorporated Incentive Plan for Non-Employee Directors (filed herewith).

31.1	Chairman and CEO Rule 13a-14(a)/15d-14(a) Certification of Periodic Report (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002)

31.2	Vice Chairman and CFO Rule 13a-14(a)/15d-14(a) Certification of Periodic Report (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002)

32	Section 1350 Certification of Periodic Report (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002)

101
Financial statements from Quarterly Report on Form 10-Q of the Registrant for the quarter ended March 31, 2015, formatted in Extensible Business Reporting Language: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Statements of Changes in Shareholders' Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements.

†	Management contract or compensatory plan or arrangement.