Form 10-Q
period 2015-06-30
COMERICA INC /NEW/
filed 2015-07-27
CIK 28412

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________
FORM 10-Q
______________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015
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
$5 par value common stock:
Outstanding as of July 24, 2015: 177,928,704 shares

COMERICA INCORPORATED AND SUBSIDIARIES

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements

CONSOLIDATED BALANCE SHEETS
Comerica Incorporated and Subsidiaries

(in millions, except share data)	June 30, 2015	December 31, 2014
	(unaudited)
ASSETS
Cash and due from banks	$1,148	$1,026

Interest-bearing deposits with banks	4,817	5,045
Other short-term investments	119	99

Investment securities available-for-sale	8,267	8,116
Investment securities held-to-maturity	1,952	1,935

Commercial loans	32,723	31,520
Real estate construction loans	1,795	1,955
Commercial mortgage loans	8,674	8,604
Lease financing	786	805
International loans	1,420	1,496
Residential mortgage loans	1,865	1,831
Consumer loans	2,478	2,382
Total loans	49,741	48,593
Less allowance for loan losses	(618)	(594)
Net loans	49,123	47,999
Premises and equipment	541	532
Accrued income and other assets	3,978	4,434
Total assets	$69,945	$69,186

LIABILITIES AND SHAREHOLDERS’ EQUITY
Noninterest-bearing deposits	$28,167	$27,224

Money market and interest-bearing checking deposits	23,786	23,954
Savings deposits	1,841	1,752
Customer certificates of deposit	4,367	4,421
Foreign office time deposits	99	135
Total interest-bearing deposits	30,093	30,262
Total deposits	58,260	57,486
Short-term borrowings	56	116
Accrued expenses and other liabilities	1,265	1,507
Medium- and long-term debt	2,841	2,675
Total liabilities	62,422	61,784

Common stock - $5 par value:
Authorized - 325,000,000 shares
Issued - 228,164,824 shares	1,141	1,141
Capital surplus	2,158	2,188
Accumulated other comprehensive loss	(396)	(412)
Retained earnings	6,908	6,744
Less cost of common stock in treasury - 49,803,515 shares at 6/30/15 and 49,146,225 shares at 12/31/14	(2,288)	(2,259)
Total shareholders’ equity	7,523	7,402
Total liabilities and shareholders’ equity	$69,945	$69,186
See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)
Comerica Incorporated and Subsidiaries

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except per share data)	2015	2014	2015	2014
INTEREST INCOME
Interest and fees on loans	$389	$385	$767	$761
Interest on investment securities	52	53	105	108
Interest on short-term investments	3	3	7	7
Total interest income	444	441	879	876
INTEREST EXPENSE
Interest on deposits	11	11	22	22
Interest on medium- and long-term debt	12	14	23	28
Total interest expense	23	25	45	50
Net interest income	421	416	834	826
Provision for credit losses	47	11	61	20
Net interest income after provision for credit losses	374	405	773	806
NONINTEREST INCOME
Service charges on deposit accounts	56	54	111	108
Fiduciary income	48	45	95	89
Commercial lending fees	22	23	47	43
Card fees	72	22	139	45
Letter of credit fees	13	15	26	29
Bank-owned life insurance	10	11	19	20
Foreign exchange income	9	12	19	21
Brokerage fees	5	4	9	9
Net securities (losses) gains	—	—	(2)	1
Other noninterest income	26	34	53	63
Total noninterest income	261	220	516	428
NONINTEREST EXPENSES
Salaries and benefits expense	251	240	504	487
Net occupancy expense	39	39	77	79
Equipment expense	13	15	26	29
Outside processing fee expense	85	30	162	58
Software expense	24	25	47	47
Litigation-related expense	(30)	3	(29)	6
FDIC insurance expense	9	8	18	16
Advertising expense	6	5	12	11
Other noninterest expenses	39	39	78	77
Total noninterest expenses	436	404	895	810
Income before income taxes	199	221	394	424
Provision for income taxes	64	70	125	134
NET INCOME	135	151	269	290
Less income allocated to participating securities	1	2	3	4
Net income attributable to common shares	$134	$149	$266	$286
Earnings per common share:
Basic	$0.76	$0.83	$1.51	$1.59
Diluted	0.73	0.80	1.46	1.54

Comprehensive income	109	172	285	377

Cash dividends declared on common stock	37	36	73	71
Cash dividends declared per common share	0.21	0.20	0.41	0.39
See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (unaudited)
Comerica Incorporated and Subsidiaries

	Common Stock			Accumulated Other Comprehensive Loss			Total Shareholders’ Equity
(in millions, except per share data)	Shares Outstanding	Amount	Capital Surplus		Retained Earnings	Treasury Stock
BALANCE AT DECEMBER 31, 2013	182.3	$1,141	$2,179	$(391)	$6,318	$(2,097)	$7,150
Net income	—	—	—	—	290	—	290
Other comprehensive income, net of tax	—	—	—	87	—	—	87
Cash dividends declared on common stock ($0.39 per share)	—	—	—	—	(71)	—	(71)
Purchase of common stock	(3.0)	—	—	—	—	(141)	(141)
Net issuance of common stock under employee stock plans	1.6	—	(25)	—	(17)	74	32
Share-based compensation	—	—	22	—	—	—	22
Other	—	—	(1)	—	—	1	—
BALANCE AT JUNE 30, 2014	180.9	$1,141	$2,175	$(304)	$6,520	$(2,163)	$7,369

BALANCE AT DECEMBER 31, 2014	179.0	$1,141	$2,188	$(412)	$6,744	$(2,259)	$7,402
Net income	—	—	—	—	269	—	269
Other comprehensive income, net of tax	—	—	—	16	—	—	16
Cash dividends declared on common stock ($0.41 per share)	—	—	—	—	(73)	—	(73)
Purchase of common stock	(2.5)	—	—	—	—	(115)	(115)
Purchase and retirement of warrants	—	—	(10)	—	—	—	(10)
Net issuance of common stock under employee stock plans	0.9	—	(23)	—	(10)	43	10
Net issuance of common stock for warrants	1.0	—	(21)	—	(22)	43	—
Share-based compensation	—	—	24	—	—	—	24
BALANCE AT JUNE 30, 2015	178.4	$1,141	$2,158	$(396)	$6,908	$(2,288)	$7,523
See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
Comerica Incorporated and Subsidiaries

	Six Months Ended June 30,
(in millions)	2015	2014
OPERATING ACTIVITIES
Net income	$269	$290
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	61	20
Benefit for deferred income taxes	(25)	(13)
Depreciation and amortization	60	61
Net periodic defined benefit cost	23	19
Share-based compensation expense	24	22
Net amortization of securities	8	5
Accretion of loan purchase discount	(4)	(22)
Net securities losses (gains)	2	(1)
Net gains on sales of foreclosed property	(1)	(2)
Excess tax benefits from share-based compensation arrangements	(3)	(6)
Net change in:
Trading securities	—	5
Accrued income receivable	(4)	(1)
Accrued expenses payable	(83)	(60)
Other, net	67	29
Net cash provided by operating activities	394	346
INVESTING ACTIVITIES
Investment securities available-for-sale:
Maturities and redemptions	842	825
Sales	37	—
Purchases	(1,055)	(940)
Investment securities held-to-maturity:
Maturities and redemptions	153	—
Purchases	(166)	—
Net change in loans	(1,188)	(2,422)
Proceeds from sales of foreclosed property	5	9
Net increase in premises and equipment	(54)	(31)
Sales of Federal Home Loan Bank stock	—	41
Other, net	2	1
Net cash used in investing activities	(1,424)	(2,517)
FINANCING ACTIVITIES
Net change in:
Deposits	971	763
Short-term borrowings	(60)	(77)
Medium- and long-term debt:
Maturities and redemptions	(306)	(1,256)
Issuances	497	349
Common stock:
Repurchases	(115)	(141)
Cash dividends paid	(72)	(65)
Issuances under employee stock plans	18	36
Purchase and retirement of warrants	(10)	—
Excess tax benefits from share-based compensation arrangements	3	6
Other, net	(2)	(1)
Net cash provided by (used in) financing activities	924	(386)
Net decrease in cash and cash equivalents	(106)	(2,557)
Cash and cash equivalents at beginning of period	6,071	6,451
Cash and cash equivalents at end of period	$5,965	$3,894
Interest paid	$45	$50
Income tax (refunds received) paid	(11)	110
Noncash investing and financing activities:
Loans transferred to other real estate	4	11
Loans transferred from portfolio to held-for-sale	19	—
See notes to consolidated financial statements.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

NOTE 1 - BASIS OF PRESENTATION AND ACCOUNTING POLICIES
Organization
The accompanying unaudited consolidated financial statements were prepared in accordance with United States (U.S.) generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation were included. The results of operations for the six months ended June 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015. Certain items in prior periods were reclassified to conform to the current presentation. For further information, refer to the consolidated financial statements and footnotes thereto included in the Annual Report of Comerica Incorporated and Subsidiaries (the Corporation) on Form 10-K for the year ended December 31, 2014.
Revenue Recognition
In the first quarter 2015, the Corporation entered into a new contract for an existing debit card program. Guidance provided in Accounting Standards Code 605-45, "Principal Agent Considerations," indicates whether revenue should be reported gross or net for this type of arrangement. Management assessed various principal versus agent indicators provided in the guidance and concluded that the Corporation bears the risks and rewards of providing the services for the card program based on the new contract terms and, therefore, gross presentation of revenues and expenses is appropriate. This change in presentation resulted in increases of $44 million and $88 million to both "card fees" in noninterest income and "outside processing fee expense" in noninterest expenses for the three- and six-month periods ended June 30, 2015, respectively.
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
In the second quarter 2015, the Corporation early adopted ASU 2015-03, "Interest - Imputation of Interest (Subtopic 835-30)," which amends the presentation of debt issuance costs in the balance sheet as a direct deduction from the carrying amount of the related debt liability rather than as a deferred charge. The new guidance was retrospectively applied, which resulted in a decrease of $4 million to both "accrued income and other assets" and "medium- and long-term debt" on the consolidated balance sheets as of December 31, 2014. Unamortized debt issuance costs deducted from the carrying amount of medium- and long-term debt totaled $6 million at June 30, 2015.
Pending Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (FASB) issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606),” (ASU 2014-09), which is intended to improve and converge the financial reporting requirements for revenue contracts with customers. Previous GAAP comprised broad revenue recognition concepts along with numerous industry-specific requirements. The new guidance establishes a five-step model which entities must follow to recognize revenue and removes inconsistencies and weaknesses in existing guidance. The guidance under ASU 2014-09 is effective for annual and interim periods beginning after December 15, 2017 and must be retrospectively applied. Entities will have the option of presenting

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

prior periods as impacted by the new guidance or presenting the cumulative effect of initial application along with supplementary disclosures. Early adoption is permitted, but not before annual and interim periods beginning after December 15, 2016. The Corporation is currently evaluating the impact of adopting ASU 2014-09.
In February 2015, the FASB issued ASU 2015-02, "Consolidation (Topic 810): Amendments to the Consolidation Analysis," (ASU 2015-02), which makes targeted amendments to the considerations applied by reporting entities when determining if a legal entity should be consolidated, including placing more emphasis on risk of loss when determining a controlling financial interest. Low-income housing tax credit investments that meet the criteria for the proportional amortization method are not impacted by these amendments. ASU 2015-02 is effective for annual and interim periods beginning after December 15, 2015, and must be retrospectively applied. Early adoption is permitted. The Corporation is currently evaluating the impact of adopting ASU 2015-02.
In April 2015, the FASB issued ASU 2015-05, "Goodwill and Other - Internal-Use Software (Subtopic 350-40)," (ASU 2015-05), which defines specific criteria entities must apply to determine if a cloud computing arrangement includes an in-substance software license. The result of the assessment will direct the entity to apply either software licensing or service contract guidance to record the related costs. ASU 2015-05 is effective for annual and interim periods beginning after December 15, 2015, and can be prospectively or retrospectively applied. Early adoption is permitted. The Corporation does not expect the adoption to have a material effect on its financial condition and results of operations.
In May 2015, the FASB issued ASU 2015-07, “Fair Value Measurement (Topic 820): Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent),” (ASU 2015-07) which amends disclosure requirements for entities that utilize net asset value per share (or its equivalent) to measure fair value as a practical expedient. The update eliminates the requirement to classify these investments within the fair value hierarchy and instead requires disclosure of sufficient information about these investments to permit reconciliation of the fair value of investments categorized within the fair value hierarchy to the investments presented in the consolidated balance sheet. ASU 2015-07 is effective for annual and interim periods beginning after December 15, 2015 and must be applied retrospectively. Early adoption is permitted. The adoption of ASU 2015-07 will have no impact on the Corporation's financial condition or results of operations.
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

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

ASSETS AND LIABLILITIES RECORDED AT FAIR VALUE ON A RECURRING BASIS
The following tables present the recorded amount of assets and liabilities measured at fair value on a recurring basis as of June 30, 2015 and December 31, 2014.

(in millions)	Total	Level 1	Level 2	Level 3
June 30, 2015
Trading securities:
Deferred compensation plan assets	$94	$94	$—	$—
Equity and other non-debt securities	1	1	—	—
Investment securities available-for-sale:
U.S. Treasury and other U.S. government agency securities	732	732	—	—
Residential mortgage-backed securities (a)	7,262	—	7,262	—
State and municipal securities	23	—	—	23	(b)
Corporate debt securities	47	—	46	1	(b)
Equity and other non-debt securities	203	132	—	71	(b)
Total investment securities available-for-sale	8,267	864	7,308	95
Derivative assets:
Interest rate contracts	284	—	282	2
Energy derivative contracts	349	—	349	—
Foreign exchange contracts	36	—	36	—
Warrants	3	—	—	3
Total derivative assets	672	—	667	5
Total assets at fair value	$9,034	$959	$7,975	$100
Derivative liabilities:
Interest rate contracts	$90	$—	$90	$—
Energy derivative contracts	348	—	348	—
Foreign exchange contracts	31	—	31	—
Other	1	—	—	1
Total derivative liabilities	470	—	469	1
Deferred compensation plan liabilities	94	94	—	—
Total liabilities at fair value	$564	$94	$469	$1

(a)	Residential mortgage-backed securities issued and/or guaranteed by U.S. government agencies or U.S. government-sponsored enterprises.

(b)	Auction-rate securities.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

(in millions)	Total	Level 1	Level 2	Level 3
December 31, 2014
Trading securities:
Deferred compensation plan assets	$94	$94	$—	$—
Investment securities available-for-sale:
U.S. Treasury and other U.S. government agency securities	526	526	—	—
Residential mortgage-backed securities (a)	7,274	—	7,274	—
State and municipal securities	23	—	—	23	(b)
Corporate debt securities	51	—	50	1	(b)
Equity and other non-debt securities	242	130	—	112	(b)
Total investment securities available-for-sale	8,116	656	7,324	136
Derivative assets:
Interest rate contracts	328	—	328	—
Energy derivative contracts	527	—	527	—
Foreign exchange contracts	39	—	39	—
Warrants	4	—	—	4
Total derivative assets	898	—	894	4
Total assets at fair value	$9,108	$750	$8,218	$140
Derivative liabilities:
Interest rate contracts	$102	$—	$102	$—
Energy derivative contracts	525	—	525	—
Foreign exchange contracts	34	—	34	—
Other	1	—	—	1
Total derivative liabilities	662	—	661	1
Deferred compensation plan liabilities	94	94	—	—
Total liabilities at fair value	$756	$94	$661	$1

(a)	Residential mortgage-backed securities issued and/or guaranteed by U.S. government agencies or U.S. government-sponsored enterprises.

(b)	Auction-rate securities.
There were no transfers of assets or liabilities recorded at fair value on a recurring basis into or out of Level 1, Level 2 and Level 3 fair value measurements during each of the three- and six-month periods ended June 30, 2015 and 2014.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

The following table summarizes the changes in Level 3 assets and liabilities measured at fair value on a recurring basis for the three- and six-month periods ended June 30, 2015 and 2014.

		Net Realized/Unrealized Gains (Losses) (Pretax)

	Balance at Beginning of Period	Recorded in Earnings				Recorded in Other Comprehensive Income			Balance at End of Period

(in millions)		Realized		Unrealized				Sales
Three Months Ended June 30, 2015
Investment securities available-for-sale:
State and municipal securities (a)	$23	$—		$—		$—		$—	$23
Corporate debt securities (a)	1	—		—		—		—	1
Equity and other non-debt securities (a)	71	—		—		—		—	71
Total investment securities available-for-sale	95	—		—		—		—	95
Derivative assets:
Interest rate contracts	11	—		(9)	(d)	—		—	2
Warrants	3	1	(d)	—		—		(1)	3
Derivative liabilities:
Other	1	—		—		—		—	1
Three Months Ended June 30, 2014
Investment securities available-for-sale:
State and municipal securities (a)	$23	$—		$—		$—		$—	$23
Corporate debt securities (a)	1	—		—		—		—	1
Equity and other non-debt securities (a)	118	—		—		1	(b)	(1)	118
Total investment securities available-for-sale	142	—		—		1	(b)	(1)	142
Derivative assets:
Warrants	3	4	(d)	—		—		(3)	4
Derivative liabilities:
Other	2	—		—		—		—	2

Six Months Ended June 30, 2015
Investment securities available-for-sale:
State and municipal securities (a)	$23	$—		$—		$—		$—	$23
Corporate debt securities (a)	1	—		—		—		—	1
Equity and other non-debt securities (a)	112	(2)	(c)	—		1	(b)	(40)	71
Total investment securities available-for-sale	136	(2)	(c)	—		1	(b)	(40)	95
Derivative assets:
Interest rate contracts	—	—		2	(d)	—		—	2
Warrants	4	1	(d)	(1)	(d)	—		(1)	3
Derivative liabilities:
Other	1	—		—		—		—	1
Six Months Ended June 30, 2014
Investment securities available-for-sale:
State and municipal securities (a)	$22	$—		$—		$1	(b)	$—	$23
Corporate debt securities (a)	1	—		—		—		—	1
Equity and other non-debt securities (a)	136	1	(c)	—		6	(b)	(25)	118
Total investment securities available-for-sale	159	1	(c)	—		7	(b)	(25)	142
Derivative assets:
Warrants	3	4	(d)	1	(d)	—		(4)	4
Derivative liabilities:
Other	2	—		—		—		—	2

(a)	Auction-rate securities.

(b)	Recorded in "net unrealized gains (losses) on investment securities available-for-sale" in other comprehensive income.

(c)	Realized and unrealized gains and losses due to changes in fair value recorded in "net securities gains" on the consolidated statements of comprehensive income.

(d)	Realized and unrealized gains and losses due to changes in fair value recorded in "other noninterest income" on the consolidated statements of comprehensive income.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

ASSETS AND LIABILITIES RECORDED AT FAIR VALUE ON A NONRECURRING BASIS
The Corporation may be required, from time to time, to record certain assets and liabilities at fair value on a nonrecurring basis. These include assets that are recorded at the lower of cost or fair value that were recognized at fair value below cost at the end of the period. All assets recorded at fair value on a nonrecurring basis were classified as Level 3 at June 30, 2015 and December 31, 2014 and are presented in the following table. No liabilities were recorded at fair value on a nonrecurring basis at June 30, 2015 and December 31, 2014.

(in millions)	Level 3
June 30, 2015
Loans:
Commercial	$18
Commercial mortgage	12
International	8
Total loans	38
Nonmarketable equity securities	1
Other real estate	4
Total assets at fair value	$43
December 31, 2014
Loans:
Commercial	$38
Commercial mortgage	26
Total loans	64
Nonmarketable equity securities	2
Other real estate	2
Total assets at fair value	$68
Level 3 assets recorded at fair value on a nonrecurring basis at June 30, 2015 and December 31, 2014 included loans for which a specific allowance was established based on the fair value of collateral and other real estate for which fair value of the properties was less than the cost basis. For both asset classes, the unobservable inputs were the additional adjustments applied by management to the appraised values to reflect such factors as non-current appraisals and revisions to estimated time to sell. These adjustments are determined based on qualitative judgments made by management on a case-by-case basis and are not quantifiable inputs, although they are used in the determination of fair value.
The following table presents quantitative information related to the significant unobservable inputs utilized in the Corporation's Level 3 recurring fair value measurement as of June 30, 2015 and December 31, 2014. The Corporation's Level 3 recurring fair value measurements include auction-rate securities where fair value is determined using an income approach based on a discounted cash flow model. The inputs in the table below reflect management's expectation of continued illiquidity in the secondary auction-rate securities market due to a lack of market activity for the issuers remaining in the portfolio, a lack of market incentives for issuer redemptions, and the expectation for a continuing low interest rate environment. The June 30, 2015 workout periods reflect management's view that short-term interest rates could begin to rise in 2015.

		Discounted Cash Flow Model
		Unobservable Input
	Fair Value (in millions)	Discount Rate	Workout Period (in years)
June 30, 2015
State and municipal securities (a)	$23	3% - 8%	1 - 2
Equity and other non-debt securities (a)	71	4% - 8%	1
December 31, 2014
State and municipal securities (a)	$23	3% - 9%	1 - 3
Equity and other non-debt securities (a)	112	4% - 8%	1 - 2

(a)	Auction-rate securities.

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
The carrying amount and estimated fair value of financial instruments not recorded at fair value in their entirety on a recurring basis on the Corporation’s consolidated balance sheets are as follows:

	Carrying Amount	Estimated Fair Value
(in millions)		Total	Level 1	Level 2	Level 3
June 30, 2015
Assets
Cash and due from banks	$1,148	$1,148	$1,148	$—	$—
Interest-bearing deposits with banks	4,817	4,817	4,817	—	—
Investment securities held-to-maturity	1,952	1,946	—	1,946	—
Loans held-for-sale	25	25	—	25	—
Total loans, net of allowance for loan losses (a)	49,123	49,009	—	—	49,009
Customers’ liability on acceptances outstanding	8	8	8	—	—
Nonmarketable equity securities (b)	11	18	—	—	18
Restricted equity investments	92	92	92	—	—
Liabilities
Demand deposits (noninterest-bearing)	28,167	28,167	—	28,167	—
Interest-bearing deposits	25,726	25,726	—	25,726	—
Customer certificates of deposit	4,367	4,357	—	4,357	—
Total deposits	58,260	58,250	—	58,250	—
Short-term borrowings	56	56	56	—	—
Acceptances outstanding	8	8	8	—	—
Medium- and long-term debt	2,841	2,835	—	2,835	—
Credit-related financial instruments	(95)	(95)	—	—	(95)
December 31, 2014
Assets
Cash and due from banks	$1,026	$1,026	$1,026	$—	$—
Interest-bearing deposits with banks	5,045	5,045	5,045	—	—
Investment securities held-to-maturity	1,935	1,933	—	1,933	—
Loans held-for-sale	5	5	—	5	—
Total loans, net of allowance for loan losses (a)	47,999	47,932	—	—	47,932
Customers’ liability on acceptances outstanding	10	10	10	—	—
Nonmarketable equity securities (b)	11	18	—	—	18
Restricted equity investments	92	92	92	—	—
Liabilities
Demand deposits (noninterest-bearing)	27,224	27,224	—	27,224	—
Interest-bearing deposits	25,841	25,841	—	25,841	—
Customer certificates of deposit	4,421	4,411	—	4,411	—
Total deposits	57,486	57,476	—	57,476	—
Short-term borrowings	116	116	116	—	—
Acceptances outstanding	10	10	10	—	—
Medium- and long-term debt	2,675	2,681	—	2,681	—
Credit-related financial instruments	(85)	(85)	—	—	(85)

(a)	Included $38 million and $64 million of impaired loans recorded at fair value on a nonrecurring basis at June 30, 2015 and December 31, 2014, respectively.

(b)	Included $1 million and $2 million of nonmarketable equity securities recorded at fair value on a nonrecurring basis at June 30, 2015 and December 31, 2014, respectively.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

NOTE 3 - INVESTMENT SECURITIES
A summary of the Corporation’s investment securities follows:

(in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2015
Investment securities available-for-sale:
U.S. Treasury and other U.S. government agency securities	$729	$4	$1	$732
Residential mortgage-backed securities (a)	7,200	106	44	7,262
State and municipal securities	24	—	1	23
Corporate debt securities	47	—	—	47
Equity and other non-debt securities	201	2	—	203
Total investment securities available-for-sale (b)	$8,201	$112	$46	$8,267
Investment securities held-to-maturity (c):
Residential mortgage-backed securities (a)	$1,952	$2	$8	$1,946

December 31, 2014
Investment securities available-for-sale:
U.S. Treasury and other U.S. government agency securities	$526	$—	$—	$526
Residential mortgage-backed securities (a)	7,192	122	40	7,274
State and municipal securities	24	—	1	23
Corporate debt securities	51	—	—	51
Equity and other non-debt securities	242	1	1	242
Total investment securities available-for-sale (b)	$8,035	$123	$42	$8,116
Investment securities held-to-maturity (c):
Residential mortgage-backed securities (a)	$1,935	$—	$2	$1,933

(a)	Residential mortgage-backed securities issued and/or guaranteed by U.S. government agencies or U.S. government-sponsored enterprises.

(b)	Included auction-rate securities at amortized cost and fair value of $95 million as of June 30, 2015 and $137 million and $136 million, respectively, as of December 31, 2014.

(c)
The amortized cost of investment securities held-to-maturity included net unrealized losses of $19 million at June 30, 2015 and $23 million at December 31, 2014 related to securities transferred to available-for-sale, which are included in accumulated other comprehensive loss.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

A summary of the Corporation’s investment securities in an unrealized loss position as of June 30, 2015 and December 31, 2014 follows:

	Temporarily Impaired
	Less than 12 Months			12 Months or more			Total
(in millions)	Fair Value	Unrealized Losses		Fair Value	Unrealized Losses		Fair Value	Unrealized Losses
June 30, 2015
U.S. Treasury and other U.S. government agency securities	$212	$1		$—	$—		$212	$1
Residential mortgage-backed securities (b)	1,637	15		2,188	59		3,825	74
State and municipal securities (c)	—	—		23	1		23	1
Corporate debt securities (c)	—	—		1	—	(a)	1	—	(a)
Total temporarily impaired securities	$1,849	$16		$2,212	$60		$4,061	$76
December 31, 2014
U.S. Treasury and other U.S. government agency securities	$298	$—	(a)	$—	$—		$298	$—	(a)
Residential mortgage-backed securities (b)	626	3		3,112	71		3,738	74
State and municipal securities (c)	—	—		22	1		22	1
Corporate debt securities (c)	—	—		1	—	(a)	1	—	(a)
Equity and other non-debt securities (c)	—	—		112	1		112	1
Total temporarily impaired securities	$924	$3		$3,247	$73		$4,171	$76

(a)	Unrealized losses less than $0.5 million.

(b)	Residential mortgage-backed securities issued and/or guaranteed by U.S. government agencies or U.S. government-sponsored enterprises.

(c)	Auction-rate securities.
At June 30, 2015, the Corporation had 112 securities in an unrealized loss position with no credit impairment, including 93 residential mortgage-backed securities, 17 state and municipal auction-rate securities, one corporate auction-rate debt security and one U.S. Treasury security. As of June 30, 2015, approximately 93 percent of the aggregate par value of auction-rate securities have been redeemed or sold since acquisition, of which approximately 92 percent were redeemed at or above cost. The unrealized losses for these securities resulted from changes in market interest rates and liquidity. The Corporation ultimately expects full collection of the carrying amount of these securities, does not intend to sell the securities in an unrealized loss position, and it is not more-likely-than-not that the Corporation will be required to sell the securities in an unrealized loss position prior to recovery of amortized cost. The Corporation does not consider these securities to be other-than-temporarily impaired at June 30, 2015.

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
There were no securities gains or losses for both the three-month periods ended June 30, 2015 and 2014.
The following table summarizes the amortized cost and fair values of debt securities by contractual maturity. Securities with multiple maturity dates are classified in the period of final maturity. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(in millions)	Available-for-sale		Held-to-maturity
June 30, 2015	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Contractual maturity
Within one year	$78	$78	$—	$—
After one year through five years	710	712	—	—
After five years through ten years	883	923	—	—
After ten years	6,329	6,351	1,952	1,946
Subtotal	8,000	8,064	1,952	1,946
Equity and other non-debt securities	201	203
Total investment securities	$8,201	$8,267	$1,952	$1,946
Included in the contractual maturity distribution in the table above were residential mortgage-backed securities available-for-sale with total amortized cost and fair value of $7.2 billion and $7.3 billion, respectively, and residential mortgage-backed securities held-to-maturity with a total amortized cost and fair value of $2.0 billion and $1.9 billion, respectively. The actual cash flows of mortgage-backed securities may differ from contractual maturity as the borrowers of the underlying loans may exercise prepayment options.
At June 30, 2015, investment securities with a carrying value of $2.8 billion were pledged where permitted or required by law to secure $2.2 billion of liabilities, primarily public and other deposits of state and local government agencies and derivative instruments.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

NOTE 4 – CREDIT QUALITY AND ALLOWANCE FOR CREDIT LOSSES
The following table presents an aging analysis of the recorded balance of loans.

	Loans Past Due and Still Accruing
(in millions)	30-59 Days	60-89 Days	90 Days or More	Total	Nonaccrual Loans	Current Loans	Total Loans
June 30, 2015
Business loans:
Commercial	$45	$3	$7	$55	$186	$32,482	$32,723
Real estate construction:
Commercial Real Estate business line (a)	2	—	—	2	—	1,500	1,502
Other business lines (b)	—	—	8	8	1	284	293
Total real estate construction	2	—	8	10	1	1,784	1,795
Commercial mortgage:
Commercial Real Estate business line (a)	3	—	—	3	18	1,907	1,928
Other business lines (b)	14	5	2	21	59	6,666	6,746
Total commercial mortgage	17	5	2	24	77	8,573	8,674
Lease financing	—	—	—	—	11	775	786
International	4	3	—	7	9	1,404	1,420
Total business loans	68	11	17	96	284	45,018	45,398
Retail loans:
Residential mortgage	33	1	—	34	35	1,796	1,865
Consumer:
Home equity	4	2	1	7	29	1,646	1,682
Other consumer	2	—	—	2	1	793	796
Total consumer	6	2	1	9	30	2,439	2,478
Total retail loans	39	3	1	43	65	4,235	4,343
Total loans	$107	$14	$18	$139	$349	$49,253	$49,741
December 31, 2014
Business loans:
Commercial	$58	$13	$1	$72	$109	$31,339	$31,520
Real estate construction:
Commercial Real Estate business line (a)	3	—	—	3	1	1,602	1,606
Other business lines (b)	12	—	—	12	1	336	349
Total real estate construction	15	—	—	15	2	1,938	1,955
Commercial mortgage:
Commercial Real Estate business line (a)	8	1	1	10	22	1,758	1,790
Other business lines (b)	16	12	2	30	73	6,711	6,814
Total commercial mortgage	24	13	3	40	95	8,469	8,604
Lease financing	—	—	—	—	—	805	805
International	9	—	—	9	—	1,487	1,496
Total business loans	106	26	4	136	206	44,038	44,380
Retail loans:
Residential mortgage	9	2	—	11	36	1,784	1,831
Consumer:
Home equity	5	3	—	8	30	1,620	1,658
Other consumer	12	—	1	13	1	710	724
Total consumer	17	3	1	21	31	2,330	2,382
Total retail loans	26	5	1	32	67	4,114	4,213
Total loans	$132	$31	$5	$168	$273	$48,152	$48,593

(a)	Primarily loans to real estate developers.

(b)	Primarily loans secured by owner-occupied real estate.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

The following table presents loans by credit quality indicator, based on internal risk ratings assigned to each business loan at the time of approval and subjected to subsequent reviews, generally at least annually, and to pools of retail loans with similar risk characteristics.

	Internally Assigned Rating
(in millions)	Pass (a)	Special Mention (b)	Substandard (c)	Nonaccrual (d)	Total
June 30, 2015
Business loans:
Commercial	$31,046	$710	$781	$186	$32,723
Real estate construction:
Commercial Real Estate business line (e)	1,490	12	—	—	1,502
Other business lines (f)	284	—	8	1	293
Total real estate construction	1,774	12	8	1	1,795
Commercial mortgage:
Commercial Real Estate business line (e)	1,818	59	33	18	1,928
Other business lines (f)	6,385	170	132	59	6,746
Total commercial mortgage	8,203	229	165	77	8,674
Lease financing	752	17	6	11	786
International	1,362	24	25	9	1,420
Total business loans	43,137	992	985	284	45,398
Retail loans:
Residential mortgage	1,815	2	13	35	1,865
Consumer:
Home equity	1,647	1	5	29	1,682
Other consumer	781	3	11	1	796
Total consumer	2,428	4	16	30	2,478
Total retail loans	4,243	6	29	65	4,343
Total loans	$47,380	$998	$1,014	$349	$49,741
December 31, 2014
Business loans:
Commercial	$30,310	$560	$541	$109	$31,520
Real estate construction:
Commercial Real Estate business line (e)	1,594	11	—	1	1,606
Other business lines (f)	336	7	5	1	349
Total real estate construction	1,930	18	5	2	1,955
Commercial mortgage:
Commercial Real Estate business line (e)	1,652	69	47	22	1,790
Other business lines (f)	6,434	138	169	73	6,814
Total commercial mortgage	8,086	207	216	95	8,604
Lease financing	778	26	1	—	805
International	1,468	15	13	—	1,496
Total business loans	42,572	826	776	206	44,380
Retail loans:
Residential mortgage	1,790	2	3	36	1,831
Consumer:
Home equity	1,620	—	8	30	1,658
Other consumer	718	3	2	1	724
Total consumer	2,338	3	10	31	2,382
Total retail loans	4,128	5	13	67	4,213
Total loans	$46,700	$831	$789	$273	$48,593

(a)	Includes all loans not included in the categories of special mention, substandard or nonaccrual.

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

(e)	Primarily loans to real estate developers.

(f)	Primarily loans secured by owner-occupied real estate.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

The following table summarizes nonperforming assets.

(in millions)	June 30, 2015	December 31, 2014
Nonaccrual loans	$349	$273
Reduced-rate loans (a)	12	17
Total nonperforming loans	361	290
Foreclosed property (b)	9	10
Total nonperforming assets	$370	$300

(a)	Reduced-rate business loans were zero at both June 30, 2015 and December 31, 2014, and reduced-rate retail loans were $12 million and $17 million at June 30, 2015 and December 31, 2014, respectively.

(b)	Foreclosed residential real estate properties.
Nonaccrual loans included retail loans secured by residential real estate properties in process of foreclosure of $1 million at June 30, 2015.
Allowance for Credit Losses
The following table details the changes in the allowance for loan losses and related loan amounts.

	2015			2014
(in millions)	Business Loans	Retail Loans	Total	Business Loans	Retail Loans	Total

Three Months Ended June 30
Allowance for loan losses:
Balance at beginning of period	$541	$60	$601	$530	$64	$594
Loan charge-offs	(31)	(4)	(35)	(24)	(4)	(28)
Recoveries on loans previously charged-off	16	1	17	15	4	19
Net loan charge-offs	(15)	(3)	(18)	(9)	—	(9)
Provision for loan losses	37	(2)	35	7	(1)	6
Balance at end of period	$563	$55	$618	$528	$63	$591

Six Months Ended June 30
Allowance for loan losses:
Balance at beginning of period	$534	$60	$594	$531	$67	$598
Loan charge-offs	(52)	(6)	(58)	(51)	(7)	(58)
Recoveries on loans previously charged-off	28	4	32	31	6	37
Net loan charge-offs	(24)	(2)	(26)	(20)	(1)	(21)
Provision for loan losses	54	(3)	51	17	(3)	14
Foreign currency translation adjustment	(1)	—	(1)	—	—	—
Balance at end of period	$563	$55	$618	$528	$63	$591

As a percentage of total loans	1.24%	1.27%	1.24%	1.21%	1.55%	1.23%

June 30
Allowance for loan losses:
Individually evaluated for impairment	$39	$—	$39	$39	$—	$39
Collectively evaluated for impairment	524	55	579	489	63	552
Total allowance for loan losses	$563	$55	$618	$528	$63	$591
Loans:
Individually evaluated for impairment	$258	$34	$292	$215	$45	$260
Collectively evaluated for impairment	45,140	4,307	49,447	43,631	3,988	47,619
Purchased credit impaired (PCI) loans	—	2	2	—	3	3
Total loans evaluated for impairment	$45,398	$4,343	$49,741	$43,846	$4,036	$47,882

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

Changes in the allowance for credit losses on lending-related commitments, included in "accrued expenses and other liabilities" on the consolidated balance sheets, are summarized in the following table.

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2015	2014	2015	2014
Balance at beginning of period	$39	$37	$41	$36
Charge-offs on lending related commitments (a)	(1)	—	(1)	—
Provision for credit losses on lending-related commitments	12	5	10	6
Balance at end of period	$50	$42	$50	$42
(a)    Charge-offs result from the sale of unfunded lending-related commitments.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

Individually Evaluated Impaired Loans
The following table presents additional information regarding individually evaluated impaired loans.

	Recorded Investment In:
(in millions)	Impaired Loans with No Related Allowance	Impaired Loans with Related Allowance	Total Impaired Loans	Unpaid Principal Balance	Related Allowance for Loan Losses
June 30, 2015
Business loans:
Commercial	$27	$168	$195	$239	$30
Real estate construction:
Other business lines (a)	—	1	1	1	—
Commercial mortgage:
Commercial Real Estate business line (b)	7	8	15	37	6
Other business lines (a)	2	36	38	55	1
Total commercial mortgage	9	44	53	92	7
International	—	9	9	16	2
Total business loans	36	222	258	348	39
Retail loans:
Residential mortgage	15	—	15	17	—
Consumer:
Home equity	12	—	12	15	—
Other consumer	7	—	7	11	—
Total consumer	19	—	19	26	—
Total retail loans (c)	34	—	34	43	—
Total individually evaluated impaired loans	$70	$222	$292	$391	$39
December 31, 2014
Business loans:
Commercial	$7	$103	$110	$148	$29
Real estate construction:
Other business lines (a)	—	1	1	1	—
Commercial mortgage:
Commercial Real Estate business line (b)	—	19	19	41	8
Other business lines (a)	4	43	47	63	2
Total commercial mortgage	4	62	66	104	10
Total business loans	11	166	177	253	39
Retail loans:
Residential mortgage	25	—	25	28	—
Consumer:
Home equity	12	—	12	16	—
Other consumer	5	—	5	7	—
Total consumer	17	—	17	23	—
Total retail loans (c)	42	—	42	51	—
Total individually evaluated impaired loans	$53	$166	$219	$304	$39

(a)	Primarily loans secured by owner-occupied real estate.

(b)	Primarily loans to real estate developers.

(c)	Individually evaluated retail loans had no related allowance for loan losses, primarily due to policy changes which resulted in direct write-downs of restructured retail loans.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

The following table presents information regarding average individually evaluated impaired loans and the related interest recognized. Interest income recognized for the period primarily related to performing restructured loans.

	Individually Evaluated Impaired Loans
	2015		2014
(in millions)	Average Balance for the Period	Interest Income Recognized for the Period	Average Balance for the Period	Interest Income Recognized for the Period
Three Months Ended June 30
Business loans:
Commercial	$152	$1	$56	$—
Real estate construction:
Commercial Real Estate business line (a)	—	—	17	—
Commercial mortgage:
Commercial Real Estate business line (a)	16	—	63	—
Other business lines (b)	40	—	71	1
Total commercial mortgage	56	—	134	1
International	5	—	2	—
Total business loans	213	1	209	1
Retail loans:
Residential mortgage	19	—	31	—
Consumer loans:
Home equity	12	—	12	—
Other consumer	5	—	4	—
Total consumer	17	—	16	—
Total retail loans	36	—	47	—
Total individually evaluated impaired loans	$249	$1	$256	$1
Six Months Ended June 30
Business loans:
Commercial	$138	$2	$62	$—
Real estate construction:
Commercial Real Estate business line (a)	—	—	18	—
Commercial mortgage:
Commercial Real Estate business line (a)	17	—	62	—
Other business lines (b)	42	—	70	2
Total commercial mortgage	59	—	132	2
International	3	—	2	—
Total business loans	200	2	214	2
Retail loans:
Residential mortgage	21	—	32	—
Consumer:
Home equity	12	—	12	—
Other consumer	5	—	4	—
Total consumer	17	—	16	—
Total retail loans	38	—	48	—
Total individually evaluated impaired loans	$238	$2	$262	$2

(a)	Primarily loans to real estate developers.

(b)	Primarily loans secured by owner-occupied real estate.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

Troubled Debt Restructurings
The following tables detail the recorded balance at June 30, 2015 and 2014 of loans considered to be TDRs that were restructured during the three- and six-month periods ended June 30, 2015 and 2014, by type of modification. In cases of loans with more than one type of modification, the loans were categorized based on the most significant modification.

	2015			2014
	Type of Modification			Type of Modification
(in millions)	Principal Deferrals (a)	Interest Rate Reductions	Total Modifications	Principal Deferrals (a)	Interest Rate Reductions	Total Modifications
Three Months Ended June 30
Business loans:
Commercial	$2	$—	$2	$—	$—	$—
Commercial mortgage:
Commercial Real Estate business line (b)	1	—	1	—	—	—
Other business lines (c)	1	—	1	—	—	—
Total commercial mortgage	2	—	2	—	—	—
Total business loans	4	—	4	—	—	—
Retail loans:
Consumer:
Home equity	—	1	1	—	1	1
Total loans	$4	$1	$5	$—	$1	$1
Six Months Ended June 30
Business loans:
Commercial	$2	$—	$2	$1	$—	$1
Commercial mortgage:
Commercial Real Estate business line (b)	1	—	1	—	—	—
Other business lines (c)	4	—	4	8	—	8
Total commercial mortgage	5	—	5	8	—	8
International	—	—	—	1	—	1
Total business loans	7	—	7	10	—	10
Retail loans:
Consumer:
Home equity	—	1	1	—	2	2
Total loans	$7	$1	$8	$10	$2	$12

(a)	Primarily represents loan balances where terms were extended 90 days or more at or above contractual interest rates.

(b)	Primarily loans to real estate developers.

(c)	Primarily loans secured by owner-occupied real estate.
Commitments to lend additional funds to borrowers whose terms have been modified in TDRs were insignificant at June 30, 2015 and $3 million at December 31, 2014.
The majority of the modifications considered to be TDRs that occurred during the six months ended June 30, 2015 and 2014 were principal deferrals. The Corporation charges interest on principal balances outstanding during deferral periods. Additionally, none of the modifications involved forgiveness of principal. As a result, the current and future financial effects of the recorded balance of loans considered to be TDRs that were restructured during the six months ended June 30, 2015 and 2014 were insignificant.
On an ongoing basis, the Corporation monitors the performance of modified loans to their restructured terms. In the event of a subsequent default, the allowance for loan losses continues to be reassessed on the basis of an individual evaluation of the loan.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

The following table presents information regarding the recorded balance at June 30, 2015 and 2014 of loans modified by principal deferral during the twelve-month periods ended June 30, 2015 and 2014, and those principal deferrals which experienced a subsequent default during the three- and six-month periods ended June 30, 2015 and 2014. For principal deferrals, incremental deterioration in the credit quality of the loan, represented by a downgrade in the risk rating of the loan, for example, due to missed interest payments or a reduction of collateral value, is considered a subsequent default.

	2015				2014
(in millions)	Balance at June 30		Subsequent Default in the Three Months Ended June 30	Subsequent Default in the Six Months Ended June 30	Balance at June 30		Subsequent Default in the Three Months Ended June 30	Subsequent Default in the Six Months Ended June 30
Principal deferrals:
Business loans:
Commercial	$10		$—	$6	$12		$—	$2
Commercial mortgage:
Commercial Real Estate business line (a)	1		—	—	17		—	—
Other business lines (b)	10		1	2	11		—	—
Total commercial mortgage	11		1	2	28		—	—
International	—		—	—	1		—	—
Total business loans	21		1	8	41		—	2
Retail loans:
Residential mortgage	—		—	—	2	(c)	—	—
Consumer:
Home equity	2	(c)	—	—	4	(c)	—	—
Other consumer	—		—	—	1	(c)	—	—
Total consumer	2		—	—	5		—	—
Total retail loans	2		—	—	7		—	—
Total principal deferrals	$23		$1	$8	$48		$—	$2

(a)	Primarily loans to real estate developers.

(b)	Primarily loans secured by owner-occupied real estate.

(c)	Includes bankruptcy loans for which the court has discharged the borrower's obligation and the borrower has not reaffirmed the debt.
During the twelve-month periods ended June 30, 2015 and 2014, loans with a carrying value of $2 million and $5 million, respectively, were modified by interest rate reduction. For reduced-rate loans a subsequent payment default is defined in terms of delinquency, when a principal or interest payment is 90 days past due. There were no subsequent payment defaults of reduced-rate loans during the three- and six-month periods ended June 30, 2015 and 2014.
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
No allowance for loan losses was required on the acquired PCI loan pools at both June 30, 2015 and December 31, 2014. The carrying amount of acquired PCI loans included in the consolidated balance sheet and the related outstanding balance at June 30, 2015 and December 31, 2014 were as follows.

(in millions)	June 30, 2015	December 31, 2014
Acquired PCI loans:
Carrying amount	$2	$2
Outstanding balance (principal and unpaid interest)	6	8

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

Changes in the accretable yield for acquired PCI loans for the three- and six-month periods ended June 30, 2015 and 2014 were as follows.

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2015	2014	2015	2014
Balance at beginning of period	$1	$11	$1	$15
Reclassifications from nonaccretable	—	4	1	9
Accretion	—	(9)	(1)	(18)
Balance at end of period	$1	$6	$1	$6
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
Credit risk is the possible loss that may occur in the event of nonperformance by the counterparty to a financial instrument. The Corporation attempts to minimize credit risk arising from customer-initiated derivatives by evaluating the creditworthiness of each customer, adhering to the same credit approval process used for traditional lending activities and obtaining collateral as deemed necessary. Derivatives with dealer counterparties are either cleared through a clearinghouse or settled directly with a single counterparty. For derivatives settled directly with dealer counterparties, the Corporation utilizes counterparty risk limits and monitoring procedures as well as master netting arrangements and bilateral collateral agreements to facilitate the management of credit risk. Master netting arrangements effectively reduce credit risk by permitting settlement of positive and negative positions and offset cash collateral held with the same counterparty on a net basis. Bilateral collateral agreements require daily exchange of cash or highly rated securities issued by the U.S. Treasury or other U.S. government entities to collateralize amounts due to either party beyond certain risk limits. At June 30, 2015, counterparties with bilateral collateral agreements had pledged $128 million of marketable investment securities and deposited $254 million of cash with the Corporation to secure the fair value of contracts in an unrealized gain position, and the Corporation had posted $3 million of cash as collateral for contracts in an unrealized loss position. For those counterparties not covered under bilateral collateral agreements, collateral is obtained, if deemed necessary, based on the results of management’s credit evaluation of the counterparty. Collateral varies, but may include cash, investment securities, accounts receivable, equipment or real estate. Included in the fair value of derivative instruments are credit valuation adjustments reflecting counterparty credit risk. These adjustments are determined by applying a credit spread for the counterparty or the Corporation, as appropriate, to the total expected exposure of the derivative. At June 30, 2015, the Corporation had no derivative instruments with credit-risk-related contingent features that were in a liability position.
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

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

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

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

The following table presents the composition of the Corporation’s derivative instruments held or issued for risk management purposes or in connection with customer-initiated and other activities at June 30, 2015 and December 31, 2014. The table excludes commitments, warrants accounted for as derivatives and a derivative related to the Corporation’s 2008 sale of its remaining ownership of Visa shares.

	June 30, 2015			December 31, 2014
		Fair Value			Fair Value
(in millions)	Notional/ Contract Amount (a)	Gross Derivative Assets	Gross Derivative Liabilities	Notional/ Contract Amount (a)	Gross Derivative Assets	Gross Derivative Liabilities
Risk management purposes
Derivatives designated as hedging instruments
Interest rate contracts:
Swaps - fair value - receive fixed/pay floating	$2,000	$148	$2	$1,800	$175	$—
Derivatives used as economic hedges
Foreign exchange contracts:
Spot, forwards and swaps	657	—	2	508	4	—
Total risk management purposes	2,657	148	4	2,308	179	—
Customer-initiated and other activities
Interest rate contracts:
Caps and floors written	312	—	1	274	—	—
Caps and floors purchased	312	1	—	274	—	—
Swaps	11,807	135	87	11,780	153	102
Total interest rate contracts	12,431	136	88	12,328	153	102
Energy contracts:
Caps and floors written	939	1	92	1,218	—	173
Caps and floors purchased	939	92	1	1,218	173	—
Swaps	2,307	256	255	2,496	354	352
Total energy contracts	4,185	349	348	4,932	527	525
Foreign exchange contracts:
Spot, forwards, options and swaps	2,112	36	29	1,994	35	34
Total customer-initiated and other activities	18,728	521	465	19,254	715	661
Total gross derivatives	$21,385	669	469	$21,562	894	661
Amounts offset in the consolidated balance sheets:
Netting adjustment - Offsetting derivative assets/liabilities		(116)	(116)		(133)	(133)
Netting adjustment - Cash collateral received/posted		(201)	(3)		(262)	—
Net derivatives included in the consolidated balance sheets (b)		352	350		499	528
Amounts not offset in the consolidated balance sheets:
Marketable securities pledged under bilateral collateral agreements		(122)	—		(239)	(2)
Net derivatives after deducting amounts not offset in the consolidated balance sheets		$230	$350		$260	$526

(a)
Notional or contractual amounts, which represent the extent of involvement in the derivatives market, are used to determine the contractual cash flows required in accordance with the terms of the agreement. These amounts are typically not exchanged, significantly exceed amounts subject to credit or market risk and are not reflected in the consolidated balance sheets.

(b)
Net derivative assets are included in “accrued income and other assets” and net derivative liabilities are included in “accrued expenses and other liabilities” on the consolidated balance sheets. Included in the fair value of net derivative assets and net derivative liabilities are credit valuation adjustments reflecting counterparty credit risk and credit risk of the Corporation. The fair value of net derivative assets included credit valuation adjustments for counterparty credit risk of $4 million and $2 million at June 30, 2015 and December 31, 2014, respectively.

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
The Corporation entered into interest rate swap agreements for interest rate risk management purposes. These interest rate swap agreements effectively modify the Corporation’s exposure to interest rate risk by converting fixed-rate debt to a floating rate. These agreements involve the receipt of fixed-rate interest amounts in exchange for floating-rate interest payments over the life of the agreement, without an exchange of the underlying principal amount. Risk management fair value interest rate swaps generated net interest income of $16 million and $18 million for the three months ended June 30, 2015 and 2014, respectively, and $34 million and $36 million for the six months ended June 30, 2015 and 2014, respectively. The Corporation recognized $2 million and an insignificant amount of net losses for the three months ended June 30, 2015 and 2014, respectively, and $1 million and an insignificant amount of net losses for the six months ended June 30, 2015 and 2014, respectively, in "other noninterest income" in the consolidated statements of comprehensive income for the ineffective portion of risk management derivative instruments designated as fair value hedges of fixed-rate debt.
Foreign exchange rate risk arises from changes in the value of certain assets and liabilities denominated in foreign currencies. The Corporation employs spot and forward contracts in addition to swap contracts to manage exposure to these and other risks. The Corporation recognized an insignificant amount of net losses on risk management derivative instruments used as economic hedges in "other noninterest income" in the consolidated statements of comprehensive income for each of the three- and six-month periods ended June 30, 2015 and 2014.
 The following table summarizes the expected weighted average remaining maturity of the notional amount of risk management interest rate swaps and the weighted average interest rates associated with amounts expected to be received or paid on interest rate swap agreements as of June 30, 2015 and December 31, 2014.

		Weighted Average
(dollar amounts in millions)	Notional Amount	Remaining Maturity (in years)	Receive Rate	Pay Rate (a)
June 30, 2015
Swaps - fair value - receive fixed/pay floating rate
Medium- and long-term debt designation	$2,000	5.0	3.99%	0.76%
December 31, 2014
Swaps - fair value - receive fixed/pay floating rate
Medium- and long-term debt designation	1,800	4.6	4.54	0.49

(a)	Variable rates paid on receive fixed swaps are based on six-month LIBOR rates in effect at June 30, 2015 and December 31, 2014.
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
For customer-initiated foreign exchange contracts where offsetting positions have not been taken, the Corporation manages the remaining inherent market risk through individual foreign currency position limits and aggregate value-at-risk limits. These limits are established annually and reviewed quarterly. For those customer-initiated derivative contracts which were not offset or where the Corporation holds a speculative position within the limits described above, the Corporation recognized $1 million of net gains in “other noninterest income” in the consolidated statements of comprehensive income for the three- and six-month periods ended June 30, 2015 and an insignificant amount for the three- and six-month periods ended June 30, 2014.

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

		Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	Location of Gain	2015	2014	2015	2014
Interest rate contracts	Other noninterest income	$5	$4	$7	$8
Energy contracts	Other noninterest income	—	—	1	—
Foreign exchange contracts	Foreign exchange income	8	11	18	20
Total		$13	$15	$26	$28
Credit-Related Financial Instruments
The Corporation issues off-balance sheet financial instruments in connection with commercial and consumer lending activities. The Corporation’s credit risk associated with these instruments is represented by the contractual amounts indicated in the following table.

(in millions)	June 30, 2015	December 31, 2014
Unused commitments to extend credit:
Commercial and other	$26,709	$27,905
Bankcard, revolving check credit and home equity loan commitments	2,291	2,151
Total unused commitments to extend credit	$29,000	$30,056
Standby letters of credit	$3,765	$3,880
Commercial letters of credit	80	75
Other credit-related financial instruments	1	1
The Corporation maintains an allowance to cover probable credit losses inherent in lending-related commitments, including unused commitments to extend credit, letters of credit and financial guarantees. At June 30, 2015 and December 31, 2014, the allowance for credit losses on lending-related commitments, included in “accrued expenses and other liabilities” on the consolidated balance sheets, was $50 million and $41 million, respectively.
Unused Commitments to Extend Credit
Commitments to extend credit are legally binding agreements to lend to a customer, provided there is no violation of any condition established in the contract. These commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many commitments expire without being drawn upon, the total contractual amount of commitments does not necessarily represent future cash requirements of the Corporation. Commercial and other unused commitments are primarily variable rate commitments. The allowance for credit losses on lending-related commitments included $33 million and $30 million at June 30, 2015 and December 31, 2014, respectively, for probable credit losses inherent in the Corporation’s unused commitments to extend credit.
Standby and Commercial Letters of Credit
Standby letters of credit represent conditional obligations of the Corporation which guarantee the performance of a customer to a third party. Standby letters of credit are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing and similar transactions. Commercial letters of credit are issued to finance foreign or domestic trade transactions. These contracts expire in decreasing amounts through the year 2022. The Corporation may enter into participation arrangements with third parties that effectively reduce the maximum amount of future payments which may be required under standby and commercial letters of credit. These risk participations covered $292 million and $316 million, respectively, of the $3.8 billion and $4.0 billion standby and commercial letters of credit outstanding at June 30, 2015 and December 31, 2014, respectively.
The carrying value of the Corporation’s standby and commercial letters of credit, included in “accrued expenses and other liabilities” on the consolidated balance sheets, totaled $61 million at June 30, 2015, including $44 million in deferred fees and $17 million in the allowance for credit losses on lending-related commitments. At December 31, 2014, the comparable amounts were $55 million, $44 million and $11 million, respectively.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

The following table presents a summary of criticized standby and commercial letters of credit at June 30, 2015 and December 31, 2014. The Corporation's criticized list is generally consistent with the Special mention, Substandard and Doubtful categories defined by regulatory authorities. The Corporation manages credit risk through underwriting, periodically reviewing and approving its credit exposures using Board committee approved credit policies and guidelines.

(dollar amounts in millions)	June 30, 2015	December 31, 2014
Total criticized standby and commercial letters of credit	$104	$79
As a percentage of total outstanding standby and commercial letters of credit	2.7%	2.0%
Other Credit-Related Financial Instruments
The Corporation enters into credit risk participation agreements, under which the Corporation assumes credit exposure associated with a borrower’s performance related to certain interest rate derivative contracts. The Corporation is not a party to the interest rate derivative contracts and only enters into these credit risk participation agreements in instances in which the Corporation is also a party to the related loan participation agreement for such borrowers. The Corporation manages its credit risk on the credit risk participation agreements by monitoring the creditworthiness of the borrowers, which is based on the normal credit review process had it entered into the derivative instruments directly with the borrower. The notional amount of such credit risk participation agreement reflects the pro-rata share of the derivative instrument, consistent with its share of the related participated loan. As of June 30, 2015 and December 31, 2014, the total notional amount of the credit risk participation agreements was approximately $620 million and $598 million, respectively, and the fair value, included in customer-initiated interest rate contracts recorded in "accrued expenses and other liabilities" on the consolidated balance sheets, was insignificant for each period. The maximum estimated exposure to these agreements, as measured by projecting a maximum value of the guaranteed derivative instruments, assuming 100 percent default by all obligors on the maximum values, was approximately $8 million and $7 million at June 30, 2015 and December 31, 2014, respectively. In the event of default, the lead bank has the ability to liquidate the assets of the borrower, in which case the lead bank would be required to return a percentage of the recouped assets to the participating banks. As of June 30, 2015, the weighted average remaining maturity of outstanding credit risk participation agreements was 2.5 years.
In 2008, the Corporation sold its remaining ownership of Visa Class B shares and entered into a derivative contract. Under the terms of the derivative contract, the Corporation will compensate the counterparty primarily for dilutive adjustments made to the conversion factor of the Visa Class B shares to Class A shares based on the ultimate outcome of litigation involving Visa. Conversely, the Corporation will be compensated by the counterparty for any increase in the conversion factor from anti-dilutive adjustments. The notional amount of the derivative contract was equivalent to approximately 780,000 Visa Class B shares. The fair value of the derivative liability, included in "accrued expenses and other liabilities" on the consolidated balance sheets, was $1 million at both June 30, 2015 and December 31, 2014, respectively.
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
The Corporation accounts for its interests in LIHTC entities using the proportional amortization method. Exposure to loss as a result of the Corporation’s involvement with LIHTC entities at June 30, 2015 was limited to approximately $389 million. Ownership interests in other community development projects which generate similar tax credits to investors (other tax credit entities) are accounted for under either the cost or equity method. Exposure to loss as a result of the Corporation's involvement in other tax credit entities at June 30, 2015 was limited to approximately $10 million.
Investment balances, including all legally binding commitments to fund future investments, are included in “accrued income and other assets” on the consolidated balance sheets. A liability is recognized in “accrued expenses and other liabilities”

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

on the consolidated balance sheets for all legally binding unfunded commitments to fund tax credit entities ($130 million at June 30, 2015). Amortization and other write-downs of LIHTC investments are presented on a net basis as a component of the "provision for income taxes" on the consolidated statements of comprehensive income, while amortization and write-downs of other tax credit investments are recorded in “other noninterest income." The income tax credits and deductions are recorded as a reduction of income tax expense and a reduction of federal income taxes payable.
The Corporation provided no financial or other support that was not contractually required to any of the above VIEs during the six months ended June 30, 2015 and 2014.
The following table summarizes the impact of these tax credit entities on line items on the Corporation’s consolidated statements of comprehensive income.

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2015	2014	2015	2014
Other noninterest income:
Amortization of other tax credit investments	$—	$(1)	$1	$(3)
Provision for income taxes:
Amortization of LIHTC investments	15	14	30	28
Low income housing tax credits	(15)	(14)	(30)	(28)
Other tax benefits related to tax credit entities	(5)	(7)	(10)	(13)
Total provision for income taxes	$(5)	$(7)	(10)	(13)
For further information on the Corporation’s consolidation policy, see Note 1 to the consolidated financial statements in the Corporation's 2014 Annual Report.
NOTE 7 - MEDIUM- AND LONG-TERM DEBT
Medium- and long-term debt is summarized as follows:

(in millions)	June 30, 2015	December 31, 2014
Parent company
Subordinated notes:
4.80% subordinated notes due 2015 (a)	$—	$304
3.80% subordinated notes due 2026 (a)	253	257
Medium-term notes:
3.00% notes due 2015	300	300
2.125% notes due 2019 (a)	350	347
Total parent company	903	1,208
Subsidiaries
Subordinated notes:
5.75% subordinated notes due 2016 (a)	665	670
5.20% subordinated notes due 2017 (a)	541	548
7.875% subordinated notes due 2026 (a)	221	227
Total subordinated notes	1,427	1,445
Medium-term notes:
2.50% notes due 2020 (a)	495	—
Other notes:
6.0% - 6.4% fixed-rate notes due 2020	16	22
Total subsidiaries	1,938	1,467
Total medium- and long-term debt	$2,841	$2,675

(a)	The carrying value of medium- and long-term debt has been adjusted to reflect the gain or loss attributable to the risk hedged with interest rate swaps.
Subordinated notes with remaining maturities greater than one year qualify as Tier 2 capital.
Comerica Bank, a wholly-owned subsidiary of the Corporation (the Bank), is a member of the FHLB, which provides short- and long-term funding to its members through advances collateralized by real estate-related assets. Actual borrowing capacity is contingent on the amount of collateral available to be pledged to the FHLB. At June 30, 2015, $14 billion of real estate-related loans were pledged to the FHLB as blanket collateral for potential future borrowings of approximately $6 billion.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

In the second quarter 2015, the Bank issued $500 million of 2.50% medium-term notes due 2020, which were swapped to a floating rate based on six-month LIBOR. Proceeds were used for general corporate purposes.
NOTE 8 - ACCUMULATED OTHER COMPREHENSIVE LOSS
The following table presents a reconciliation of the changes in the components of accumulated other comprehensive loss and details the components of other comprehensive income (loss) for the six months ended June 30, 2015 and 2014, including the amount of income tax expense (benefit) allocated to each component of other comprehensive income (loss).

	Six Months Ended June 30,
(in millions)	2015	2014
Accumulated net unrealized gains (losses) on investment securities:
Balance at beginning of period, net of tax	$37	$(68)

Net unrealized holding (losses) gains arising during the period	(17)	116
Less: (Benefit) provision for income taxes	(6)	41
Net unrealized holding (losses) gains arising during the period, net of tax	(11)	75
Less:
Net realized (losses) gains included in net securities (losses) gains	(2)	1
Less: Benefit for income taxes	(1)	—
Reclassification adjustment for net securities (losses) gains included in net income, net of tax	(1)	1
Less:
Net losses realized as a yield adjustment in interest on investment securities	(4)	—
Less: Benefit for income taxes	(1)	—
Reclassification adjustment for net losses realized as a yield adjustment included in net income, net of tax	(3)	—
Change in net unrealized (losses) gains on investment securities, net of tax	(7)	74
Balance at end of period, net of tax	$30	$6

Accumulated defined benefit pension and other postretirement plans adjustment:
Balance at beginning of period, net of tax	$(449)	$(323)

Amortization of actuarial net loss	35	18
Amortization of prior service cost	—	1
Amounts recognized in salaries and benefits expense	35	19
Less: Provision for income taxes	12	6
Change in defined benefit pension and other postretirement plans adjustment, net of tax	23	13
Balance at end of period, net of tax	$(426)	$(310)
Total accumulated other comprehensive loss at end of period, net of tax	$(396)	$(304)

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

NOTE 9 - NET INCOME PER COMMON SHARE
Basic and diluted net income per common share are presented in the following table.

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except per share data)	2015	2014	2015	2014
Basic and diluted
Net income	$135	$151	$269	$290
Less:
Income allocated to participating securities	1	2	3	4
Net income attributable to common shares	$134	$149	$266	$286

Basic average common shares	176	179	176	180

Basic net income per common share	$0.76	$0.83	$1.51	$1.59

Basic average common shares	176	179	176	180
Dilutive common stock equivalents:
Net effect of the assumed exercise of stock options	2	2	2	2
Net effect of the assumed exercise of warrants	4	5	4	4
Diluted average common shares	182	186	182	186

Diluted net income per common share	$0.73	$0.80	$1.46	$1.54
The following average shares related to outstanding options to purchase shares of common stock were not included in the computation of diluted net income per common share because the options were anti-dilutive for the period.

	Three Months Ended June 30,		Six Months Ended June 30,
(shares in millions)	2015	2014	2015	2014
Average outstanding options	5.0	7.2	5.9	7.9
Range of exercise prices	$49.22 - $60.82	$49.22 - $60.82	$46.68 - $60.82	$48.17 - $61.94
NOTE 10 - EMPLOYEE BENEFIT PLANS
Net periodic benefit costs are charged to "employee benefits expense" on the consolidated statements of comprehensive income. The components of net periodic benefit cost for the Corporation's qualified pension plan, non-qualified pension plan and postretirement benefit plan are as follows.

Qualified Defined Benefit Pension Plan	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2015	2014	2015	2014
Service cost	$9	$8	$18	$15
Interest cost	22	22	44	44
Expected return on plan assets	(40)	(33)	(80)	(66)
Amortization of prior service cost	1	2	2	3
Amortization of net loss	15	7	29	15
Net periodic defined benefit cost	$7	$6	$13	$11

Non-Qualified Defined Benefit Pension Plan	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2015	2014	2015	2014
Service cost	$1	$1	$2	$2
Interest cost	3	3	5	5
Amortization of prior service credit	(1)	(1)	(2)	(2)
Amortization of net loss	2	1	5	3
Net periodic defined benefit cost	$5	$4	$10	$8

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

Postretirement Benefit Plan	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2015	2014	2015	2014
Interest cost	$—	$1	$1	$2
Expected return on plan assets	(1)	(1)	(2)	(2)
Amortization of net loss	1	—	1	—
Net periodic postretirement benefit cost	$—	$—	$—	$—
For further information on the Corporation's employee benefit plans, refer to Note 17 to the consolidated financial statements in the Corporation's 2014 Annual Report.
NOTE 11 - INCOME TAXES AND TAX-RELATED ITEMS
At June 30, 2015, net unrecognized tax benefits were $22 million, compared to $14 million at December 31, 2014. The Corporation anticipates that it is reasonably possible that final settlement of federal and state tax issues will result in a decrease in net unrecognized tax benefits of $8 million within the next twelve months. Included in "accrued expense and other liabilities" on the consolidated balance sheets was a $3 million liability for tax-related interest and penalties at June 30, 2015 compared to $2 million at December 31, 2014.
Net deferred tax assets were $135 million at June 30, 2015, compared to $130 million at December 31, 2014. Deferred tax assets were evaluated for realization and it was determined that no valuation allowance was needed at both June 30, 2015 and December 31, 2014. This conclusion was based on sufficient taxable income in the carryback period and projected future reversals of existing taxable temporary differences to absorb the deferred tax assets.
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
NOTE 12 - CONTINGENT LIABILITIES
Legal Proceedings
As previously reported in the Corporation's Form 10-K for the year ended December 31, 2014 and Form 10-Q for the period ended March 31, 2015, Comerica Bank, a wholly owned subsidiary of the Corporation, was named in November 2011 as a third-party defendant in Butte Local Development v. Masters Group v. Comerica Bank (“the case”), for lender liability. The case was tried in January 2014, in the Montana Second District Judicial Court for Silver Bow County in Butte, Montana. On January 17, 2014, a jury awarded Masters $52 million against the Bank. On July 1, 2015, after an appeal filed by the Corporation, the Montana Supreme Court ("the court") reversed the judgment against the Corporation and remanded the case for a new trial with instructions that Michigan law should apply. The court also reversed punitive and consequential damages previously awarded by the jury. Masters subsequently petitioned the court for rehearing, asking the court to affirm the economic damages portion of the jury verdict (approximately $25 million). The Corporation believes it has meritorious defenses to the remaining claims in this case and intends to continue to defend itself vigorously.
The Corporation and certain of its subsidiaries are subject to various other pending or threatened legal proceedings arising out of the normal course of business or operations. The Corporation believes it has meritorious defenses to the claims asserted against it in its other currently outstanding legal proceedings and, with respect to such legal proceedings, intends to continue to defend itself vigorously, litigating or settling cases according to management’s judgment as to what is in the best interests of the Corporation and its shareholders. Settlement may result from the Corporation's determination that it may be more prudent financially to settle, rather than litigate, and should not be regarded as an admission of liability. On at least a quarterly basis, the Corporation assesses its potential liabilities and contingencies in connection with outstanding legal proceedings utilizing the latest information available. On a case-by-case basis, reserves are established for those legal claims for which it is probable that a loss will be incurred either as a result of a settlement or judgment, and the amount of such loss can be reasonably estimated. The actual costs of resolving these claims may be substantially higher or lower than the amounts reserved. Based on current knowledge, and after consultation with legal counsel, management believes that current reserves are adequate, and the amount of any incremental liability arising from these matters is not expected to have a material adverse effect on the Corporation’s consolidated financial condition,

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

consolidated results of operations or consolidated cash flows. Legal fees of $5 million were included in "other noninterest expenses" on the consolidated statements of income for both the three-month periods ended June 30, 2015 and 2014 and $10 million for both the six-month periods ended June 30, 2015 and 2014.
For matters where a loss is not probable, the Corporation has not established legal reserves. The Corporation believes the estimate of the aggregate range of reasonably possible losses, in excess of reserves established, for all legal proceedings in which it is involved is from zero to approximately $43 million at June 30, 2015. This estimated aggregate range of reasonably possible losses is based upon currently available information for those proceedings in which the Corporation is involved, taking into account the Corporation’s best estimate of such losses for those cases for which such estimate can be made. For certain cases, the Corporation does not believe that an estimate can currently be made. The Corporation’s estimate involves significant judgment, given the varying stages of the proceedings (including the fact that many are currently in preliminary stages), the existence in certain proceedings of multiple defendants (including the Corporation) whose share of liability has yet to be determined, the numerous yet-unresolved issues in many of the proceedings (including issues regarding class certification and the scope of many of the claims) and the attendant uncertainty of the various potential outcomes of such proceedings. Accordingly, the Corporation’s estimate will change from time to time, and actual losses may be more or less than the current estimate.
In the event of unexpected future developments, it is possible that the ultimate resolution of these matters, if unfavorable, may be material to the Corporation's consolidated financial condition, consolidated results of operations or consolidated cash flows.
For information regarding income tax contingencies, refer to Note 11.
NOTE 13 - BUSINESS SEGMENT INFORMATION
The Corporation has strategically aligned its operations into three major business segments: the Business Bank, the Retail Bank and Wealth Management. These business segments are differentiated based on the type of customer and the related products and services provided. In addition to the three major business segments, the Finance Division is also reported as a segment. Business segment results are produced by the Corporation’s internal management accounting system. This system measures financial results based on the internal business unit structure of the Corporation. The performance of the business segments is not comparable with the Corporation's consolidated results and is not necessarily comparable with similar information for any other financial institution. Additionally, because of the interrelationships of the various segments, the information presented is not indicative of how the segments would perform if they operated as independent entities. The management accounting system assigns balance sheet and income statement items to each business segment using certain methodologies, which are regularly reviewed and refined. These methodologies may be modified as the management accounting system is enhanced and changes occur in the organizational structure and/or product lines. For comparability purposes, amounts in all periods are based on business segments and methodologies in effect at June 30, 2015.
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
Business segment financial results are as follows:

(dollar amounts in millions)	Business Bank	Retail Bank	Wealth Management	Finance	Other	Total
Three Months Ended June 30, 2015
Earnings summary:
Net interest income (expense) (FTE)	$375	$155	$45	$(155)	$2	$422
Provision for credit losses	61	(8)	(9)	—	3	47
Noninterest income	140	46	60	14	1	261
Noninterest expenses	176	182	74	3	1	436
Provision (benefit) for income taxes (FTE)	96	9	14	(54)	—	65
Net income (loss)	$182	$18	$26	$(90)	$(1)	$135
Net loan charge-offs (recoveries)	$22	$1	$(5)	$—	$—	$18

Selected average balances:
Assets	$39,135	$6,459	$5,153	$11,721	$6,495	$68,963
Loans	38,109	5,770	4,954	—	—	48,833
Deposits	30,229	22,747	4,060	93	269	57,398

Statistical data:
Return on average assets (a)	1.87%	0.30%	2.01%	N/M	N/M	0.79%
Efficiency ratio (b)	34.19%	89.88%	70.27%	N/M	N/M	63.68%

(dollar amounts in millions)	Business Bank	Retail Bank	Wealth Management	Finance	Other	Total
Three Months Ended June 30, 2014
Earnings summary:
Net interest income (expense) (FTE)	$375	$152	$44	$(160)	$6	$417
Provision for credit losses	35	(6)	(10)	—	(8)	11
Noninterest income	100	41	62	15	2	220
Noninterest expenses	143	174	76	2	9	404
Provision (benefit) for income taxes (FTE)	100	9	15	(56)	3	71
Net income (loss)	$197	$16	$25	$(91)	$4	$151
Net loan charge-offs (recoveries)	$9	$3	$(3)	$—	$—	$9

Selected average balances:
Assets	$37,305	$6,222	$4,987	$11,055	$5,309	$64,878
Loans	36,367	5,554	4,804	—	—	46,725
Deposits	27,351	21,890	3,616	258	269	53,384

Statistical data:
Return on average assets (a)	2.11%	0.29%	2.02%	N/M	N/M	0.93%
Efficiency ratio b)	30.07%	90.06%	72.11%	N/M	N/M	63.35%

(a)	Return on average assets is calculated based on the greater of average assets or average liabilities and attributed equity.
(b)    Noninterest expenses as a percentage of the sum of net interest income (FTE) and noninterest income excluding net securities gains.
FTE – Fully Taxable Equivalent
N/M – not meaningful

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

(dollar amounts in millions)	Business Bank	Retail Bank	Wealth Management	Finance	Other	Total
Six Months Ended June 30, 2015
Earnings summary:
Net interest income (expense) (FTE)	$744	$307	$88	$(308)	$5	$836
Provision for credit losses	86	(16)	(10)	—	1	61
Noninterest income	282	88	118	27	1	516
Noninterest expenses	376	357	151	5	6	895
Provision (benefit) for income taxes (FTE)	193	19	23	(107)	(1)	127
Net income (loss)	$371	$35	$42	$(179)	$—	$269
Net loan charge-offs (recoveries)	$31	$2	$(7)	$—	$—	$26

Selected average balances:
Assets	$38,896	$6,414	$5,091	$11,930	$6,521	$68,852
Loans	37,868	5,732	4,894	—	—	48,494
Deposits	30,187	22,577	4,028	131	273	57,196

Statistical data:
Return on average assets (a)	1.91%	0.30%	1.65%	N/M	N/M	0.78%
Efficiency ratio (b)	36.69	90.22	72.40	N/M	N/M	66.07

(dollar amounts in millions)	Business Bank	Retail Bank	Wealth Management	Finance	Other	Total
Six Months Ended June 30, 2014
Earnings summary:
Net interest income (expense) (FTE)	$744	$301	$89	$(318)	$12	$828
Provision for credit losses	52	(5)	(18)	—	(9)	20
Noninterest income	191	82	122	29	4	428
Noninterest expenses	289	348	152	5	16	810
Provision (benefit) for income taxes (FTE)	199	14	28	(111)	6	136
Net income (loss)	$395	$26	$49	$(183)	$3	$290
Net loan charge-offs (recoveries)	$20	$6	$(5)	$—	$—	$21

Selected average balances:
Assets	$36,522	$6,224	$4,959	$11,092	$5,997	$64,794
Loans	35,567	5,555	4,783	—	—	45,905
Deposits	27,173	21,759	3,599	305	243	53,079

Statistical data:
Return on average assets (a)	2.16%	0.24%	1.99%	N/M	N/M	0.90%
Efficiency ratio (b)	30.85	90.69	72.61	N/M	N/M	64.55

(a)	Return on average assets is calculated based on the greater of average assets or average liabilities and attributed equity.
(b)    Noninterest expenses as a percentage of the sum of net interest income (FTE) and noninterest income excluding net securities gains.
FTE – Fully Taxable Equivalent
N/M – not meaningful
The Corporation operates in three primary markets - Texas, California, and Michigan, as well as in Arizona and Florida, with select businesses operating in several other states, and in Canada and Mexico. The Corporation produces market segment results for the Corporation’s three primary geographic markets as well as Other Markets. Other Markets includes Florida, Arizona, the International Finance division and businesses with a national perspective. The Finance & Other category includes the Finance segment and the Other category as previously described. Market segment results are provided as supplemental information to the business segment results and may not meet all operating segment criteria as set forth in GAAP. For comparability purposes, amounts in all periods are based on market segments and methodologies in effect at June 30, 2015.
A discussion of the financial results and the factors impacting performance can be found in the section entitled "Market Segments" in the financial review.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

Market segment financial results are as follows:

(dollar amounts in millions)	Michigan	California	Texas	Other Markets	Finance & Other	Total
Three Months Ended June 30, 2015
Earnings summary:
Net interest income (expense) (FTE)	$179	$181	$130	$85	$(153)	$422
Provision for credit losses	(13)	4	43	10	3	47
Noninterest income	85	37	31	93	15	261
Noninterest expenses	128	100	94	110	4	436
Provision (benefit) for income taxes (FTE)	51	43	10	15	(54)	65
Net income (loss)	$98	$71	$14	$43	$(91)	$135
Net loan charge-offs (recoveries)	$(2)	$6	$5	$9	$—	$18

Selected average balances:
Assets	$13,852	$16,696	$11,878	$8,321	$18,216	$68,963
Loans	13,290	16,429	11,254	7,860	—	48,833
Deposits	21,706	17,275	10,959	7,096	362	57,398

Statistical data:
Return on average assets (a)	1.73%	1.54%	0.46%	2.05%	N/M	0.79%
Efficiency ratio (b)	48.21%	46.04%	58.20%	61.45%	N/M	63.68%

(dollar amounts in millions)	Michigan	California	Texas	Other Markets	Finance & Other	Total
Three Months Ended June 30, 2014
Earnings summary:
Net interest income (expense) (FTE)	$182	$176	$137	$76	$(154)	$417
Provision for credit losses	(9)	14	22	(8)	(8)	11
Noninterest income	89	38	35	41	17	220
Noninterest expenses	159	100	89	45	11	404
Provision (benefit) for income taxes (FTE)	44	37	22	21	(53)	71
Net income (loss)	$77	$63	$39	$59	$(87)	$151
Net loan charge-offs (recoveries)	$10	$5	$2	$(8)	$—	$9

Selected average balances:
Assets	$13,851	$15,721	$11,661	$7,281	$16,364	$64,878
Loans	13,482	15,439	10,966	6,838	—	46,725
Deposits	20,694	15,370	10,724	6,069	527	53,384

Statistical data:
Return on average assets (a)	1.42%	1.54%	1.30%	3.28%	N/M	0.93%
Efficiency ratio (b)	58.67%	46.64%	51.67%	38.73%	N/M	63.35%

(a)	Return on average assets is calculated based on the greater of average assets or average liabilities and attributed equity.
(b)    Noninterest expenses as a percentage of the sum of net interest income (FTE) and noninterest income excluding net securities gains.
FTE – Fully Taxable Equivalent
N/M – not meaningful

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

(dollar amounts in millions)	Michigan	California	Texas	Other Markets	Finance & Other	Total
Six Months Ended June 30, 2015
Earnings summary:
Net interest income (expense) (FTE)	$357	$357	$260	$165	$(303)	$836
Provision for credit losses	(21)	1	64	16	1	61
Noninterest income	166	74	67	181	28	516
Noninterest expenses	283	199	189	213	11	895
Provision (benefit) for income taxes (FTE)	89	87	28	31	(108)	127
Net income (loss)	$172	$144	$46	$86	$(179)	$269
Net loan charge-offs	$1	$6	$8	$11	$—	$26

Selected average balances:
Assets	$13,794	$16,580	$12,034	$7,993	$18,451	$68,852
Loans	13,257	16,312	11,394	7,531	—	48,494
Deposits	21,709	17,057	10,985	7,041	404	57,196

Statistical data:
Return on average assets (a)	1.52%	1.59%	0.74%	2.15%	N/M	0.78%
Efficiency ratio (b)	54.14	46.20	57.81	61.01	N/M	66.07

(dollar amounts in millions)	Michigan	California	Texas	Other Markets	Finance & Other	Total
Six Months Ended June 30, 2014
Earnings summary:
Net interest income (expense) (FTE)	$364	$349	$273	$148	$(306)	$828
Provision for credit losses	(5)	25	29	(20)	(9)	20
Noninterest income	173	73	69	80	33	428
Noninterest expenses	320	197	179	93	21	810
Provision (benefit) for income taxes (FTE)	80	74	48	39	(105)	136
Net income (loss)	$142	$126	$86	$116	$(180)	$290
Net loan charge-offs (recoveries)	$10	$15	$8	$(12)	$—	$21

Selected average balances:
Assets	$13,835	$15,429	$11,367	$7,074	$17,089	$64,794
Loans	13,478	15,133	10,667	6,627	—	45,905
Deposits	20,668	15,078	10,799	5,986	548	53,079

Statistical data:
Return on average assets (a)	1.32%	1.57%	1.43%	3.28%	N/M	0.90%
Efficiency ratio (b)	59.56	46.62	52.30	40.99	N/M	64.55

(a)	Return on average assets is calculated based on the greater of average assets or average liabilities and attributed equity.
(b)    Noninterest expenses as a percentage of the sum of net interest income (FTE) and noninterest income excluding net securities gains.
FTE – Fully Taxable Equivalent
N/M – not meaningful
NOTE 14 - SUBSEQUENT EVENTS
On July 22, 2015, the Bank issued $350 million of 4.00% subordinated notes due July 27, 2025 and $175 million of 2.50% senior notes due June 2, 2020. None of the notes are redeemable prior to maturity. Proceeds from both issuances will be used for general corporate purposes.

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

RESULTS OF OPERATIONS
Net income for the three months ended June 30, 2015 was $135 million, a decrease of $16 million from $151 million reported for the three months ended June 30, 2014. The decrease in net income primarily reflected a $36 million increase in the provision for credit losses and increases in revenue-generating noninterest expenses and technology-related contract labor expense, partially offset by a $33 million decrease in litigation-related expense as well as increases in net interest income and several fee-based noninterest income categories. Net income per diluted common share was $0.73 and $0.80 for the three months ended June 30, 2015 and 2014, respectively. Average diluted common shares were 182 million and 186 million for the three months ended June 30, 2015 and 2014, respectively.
Net income for the six months ended June 30, 2015 was $269 million, a decrease of $21 million from $290 million reported for the six months ended June 30, 2014. The decrease in net income was largely due to the same reasons as described in the quarterly discussion above. Net income per diluted common share was $1.46 and $1.54 for the six months ended June 30, 2015 and 2014, respectively. Average diluted common shares were 182 million and 186 million for the six months ended June 30, 2015 and 2014, respectively.
Full-Year 2015 Outlook Compared to Full-Year 2014
Management expectations for full-year 2015 compared to full-year 2014, assuming a continuation of the current economic and low-rate environment, are as follows:

•
Average full-year loan growth consistent with 2014, reflecting seasonal declines in Mortgage Banker Finance and National Dealer Services in the second half of the year, a continued decline in Energy, and a sustained focus on pricing and structure discipline.

•
Net interest income relatively stable, assuming no rise in interest rates, reflecting a decrease of about $30 million in purchase accounting accretion, to about $6 million, and the impact of a continuing low rate environment on asset yields, offset by earning asset growth.

•
Provision for credit losses higher, with third and fourth quarter net charge-offs each at levels similar to the second quarter. If energy prices remain low, continued negative migration is possible, which may be offset by lower exposure balances.

•
Noninterest income relatively stable, excluding the impact of a change in accounting presentation for a card program. Stable noninterest income reflects growth in fee income, particularly card fees and fiduciary income, mostly offset by a decline in warrant income and regulatory impacts on letter of credit and derivative income.

•
Noninterest expenses higher, excluding the impact of a change in accounting presentation for a card program, with continued focus on driving efficiencies for the long term. Expenses for the second half of 2015 are expected to be higher than the first half, reflecting three more days in the second half, the impact of merit increases, a ramp-up in the second half of technology and regulatory expenses, as well as higher pension, outside processing and occupancy expenses. Technology and regulatory expenses are expected to increase approximately $40 million in total compared to 2014.

•	Income tax expense to approximate 32 percent of pre-tax income.

For information about the change in accounting presentation for a card program, refer to Note 1 to the unaudited consolidated financial statements and under the "Noninterest Income" subheading later in this section of the financial review.

Net Interest Income
The "Quarterly Analysis of Net Interest Income & Rate/Volume - Fully Taxable Equivalent" table that follows provides an analysis of net interest income (FTE) for the three months ended June 30, 2015 and 2014 and details the components of the change in net interest income on a FTE basis for the three months ended June 30, 2015 compared to the same period in the prior year.
Quarterly Analysis of Net Interest Income & Rate/Volume - Fully Taxable Equivalent (FTE)

	Three Months Ended
	June 30, 2015			June 30, 2014
(dollar amounts in millions)	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Commercial loans	$31,788	$244	3.07%	$29,890	$231	3.10%
Real estate construction loans	1,807	16	3.51	1,913	16	3.44
Commercial mortgage loans	8,672	73	3.38	8,749	85	3.88
Lease financing	795	6	3.19	850	7	3.26
International loans	1,453	13	3.68	1,328	12	3.64
Residential mortgage loans	1,877	18	3.78	1,773	17	3.82
Consumer loans	2,441	20	3.25	2,222	18	3.22
Total loans (a)	48,833	390	3.20	46,725	386	3.31

Mortgage-backed securities (b)	9,057	49	2.23	8,996	53	2.35
Other investment securities	879	3	1.16	368	—	0.46
Total investment securities (b)	9,936	52	2.13	9,364	53	2.28

Interest-bearing deposits with banks	5,110	3	0.25	3,949	3	0.25
Other short-term investments	102	—	0.42	110	—	0.61
Total earning assets	63,981	445	2.79	60,148	442	2.95

Cash and due from banks	1,041			921
Allowance for loan losses	(613)			(602)
Accrued income and other assets	4,554			4,411
Total assets	$68,963			$64,878

Money market and interest-bearing checking deposits	$23,659	6	0.11	$22,296	6	0.10
Savings deposits	1,834	—	0.02	1,742	—	0.03
Customer certificates of deposit	4,422	4	0.37	5,041	5	0.36
Foreign office time deposits	118	1	1.26	294	—	0.68
Total interest-bearing deposits	30,033	11	0.14	29,373	11	0.15
Short-term borrowings	78	—	0.04	210	—	0.03
Medium- and long-term debt	2,661	12	1.83	2,998	14	1.77
Total interest-bearing sources	32,772	23	0.28	32,581	25	0.30

Noninterest-bearing deposits	27,365			24,011
Accrued expenses and other liabilities	1,314			955
Total shareholders’ equity	7,512			7,331
Total liabilities and shareholders’ equity	$68,963			$64,878

Net interest income/rate spread (FTE)		$422	2.51		$417	2.65

FTE adjustment		$1			$1

Impact of net noninterest-bearing sources of funds			0.14			0.13
Net interest margin (as a percentage of average earning assets) (FTE) (a)			2.65%			2.78%

(a)
Accretion of the purchase discount on the acquired loan portfolio of $2 million and $10 million in the three-month periods ended June 30, 2015 and 2014, respectively, increased the net interest margin by 1 basis point and 7 basis points in each respective period.

(b)	Includes investment securities available-for-sale and investment securities held-to-maturity.

Quarterly Analysis of Net Interest Income & Rate/Volume - Fully Taxable Equivalent (FTE) (continued)

	Three Months Ended
	June 30, 2015/June 30, 2014
(in millions)	Increase (Decrease) Due to Rate	Increase (Decrease) Due to Volume (a)	Net Increase (Decrease)
Interest Income (FTE):
Loans	$(14)	$18	$4
Investment securities (b)	(2)	1	(1)
Total interest income (FTE)	(16)	19	3

Interest Expense:
Medium- and long-term debt	—	(2)	(2)
Total interest expense	—	(2)	(2)

Net interest income (FTE)	$(16)	$21	$5

(a)	Rate/volume variances are allocated to variances due to volume.

(b)	Includes investment securities available-for-sale and investment securities held-to-maturity.
Net interest income was $421 million for the three months ended June 30, 2015, an increase of $5 million compared to $416 million for the three months ended June 30, 2014. The increase in net interest income resulted primarily from the benefit provided by an increase in average earning assets and a decrease in average medium- and long-term debt, partially offset by the impact of lower yields on loans and investment securities. Average earning assets increased $3.8 billion, or 6 percent, compared to $60.1 billion for the same period in 2014. The increase in average earning assets primarily reflected increases of $2.1 billion in average loans, $1.2 billion in average interest-bearing deposits with banks and $572 million in average investment securities. The net interest margin (FTE) for the three months ended June 30, 2015 decreased 13 basis points to 2.65 percent, from 2.78 percent for the comparable period in 2014, primarily from an increase in balances deposited with the Federal Reserve Bank (FRB) as well as lower yields on loans and investment securities. The decrease in loan yields primarily reflected a decrease in accretion on the acquired loan portfolio, shifts in the average loan portfolio mix and the impact of a competitive low-rate environment, partially offset by a benefit from the increase in 30-day LIBOR. Accretion of the purchase discount on the acquired loan portfolio increased the net interest margin by 1 basis point for the three months ended June 30, 2015, compared to 7 basis points for the same period in 2014. Average balances deposited with the FRB were $5.0 billion and $3.8 billion in the three months ended June 30, 2015 and 2014, respectively, and are included in "interest bearing deposits with banks" on the consolidated balance sheets.

Year-to-Date Analysis of Net Interest Income & Rate/Volume - Fully Taxable Equivalent (FTE)

	Six Months Ended
	June 30, 2015			June 30, 2014
(dollar amounts in millions)	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Commercial loans	$31,442	$478	3.06%	$29,130	$453	3.13%
Real estate construction loans	1,872	32	3.43	1,871	32	3.42
Commercial mortgage loans	8,627	146	3.41	8,759	170	3.92
Lease financing	796	12	3.12	849	16	3.66
International loans	1,482	27	3.69	1,315	24	3.66
Residential mortgage loans	1,866	35	3.77	1,749	33	3.84
Consumer loans	2,409	39	3.23	2,232	35	3.19
Total loans (a)	48,494	769	3.19	45,905	763	3.35

Mortgage-backed securities (b)	9,064	100	2.24	8,954	107	2.39
Other investment securities	858	5	1.13	369	1	0.44
Total investment securities (b)	9,922	105	2.15	9,323	108	2.31

Interest-bearing deposits with banks	5,216	7	0.25	4,695	7	0.26
Other short-term investments	100	—	0.75	110	—	0.63
Total earning assets	63,732	881	2.79	60,033	878	2.94

Cash and due from banks	1,034			917
Allowance for loan losses	(607)			(602)
Accrued income and other assets	4,693			4,446
Total assets	$68,852			$64,794

Money market and interest-bearing checking deposits	$23,809	13	0.11	$22,279	12	0.11
Savings deposits	1,810	—	0.02	1,721	—	0.03
Customer certificates of deposit	4,423	8	0.37	5,075	9	0.36
Foreign office and other time deposits	121	1	1.36	378	1	0.52
Total interest-bearing deposits	30,163	22	0.14	29,453	22	0.15
Short-term borrowings	94	—	0.05	198	—	0.03
Medium- and long-term debt	2,675	23	1.78	3,270	28	1.64
Total interest-bearing sources	32,932	45	0.28	32,921	50	0.30

Noninterest-bearing deposits	27,033			23,626
Accrued expenses and other liabilities	1,405			967
Total shareholders’ equity	7,482			7,280
Total liabilities and shareholders’ equity	$68,852			$64,794

Net interest income/rate spread (FTE)		$836	2.51		$828	2.64

FTE adjustment		$2			$2

Impact of net noninterest-bearing sources of funds			0.14			0.14
Net interest margin (as a percentage of average earning assets (FTE) (a)			2.65%			2.78%

(a)
Accretion of the purchase discount on the acquired loan portfolio of $4 million and $22 million in the six-month periods ended June 30, 2015 and 2014, respectively, increased the net interest margin by 1 basis point and 7 basis points in each respective period.

(b)	Includes investment securities available-for-sale and investment securities held-to-maturity.

Year-to-Date Analysis of Net Interest Income & Rate/Volume - Fully Taxable Equivalent (FTE) (continued)

	Six Months Ended
	June 30, 2015/June 30, 2014
(in millions)	Increase (Decrease) Due to Rate	Increase (Decrease) Due to Volume (a)	Net Increase (Decrease)
Interest Income (FTE):
Loans	$(34)	$40	$6
Investment securities (b)	(6)	3	(3)
Total interest income (FTE)	(40)	43	3

Interest Expense:
Interest-bearing deposits	2	(2)	—
Medium- and long-term debt	1	(6)	(5)
Total interest expense	3	(8)	(5)
Net interest income (FTE)	$(43)	$51	$8

(a)	Rate/volume variances are allocated to variances due to volume.

(b)	Includes investment securities available-for-sale and investment securities held-to-maturity.
Net interest income was $834 million for the six months ended June 30, 2015, an increase of $8 million compared to $826 million for the six months ended June 30, 2014. The increase in net interest income resulted primarily from the benefit provided by an increase in average earning assets and a decrease in average medium- and long-term debt, partially offset by the impact of lower yields on loans and investment securities. Average earning assets increased $3.7 billion, or 6 percent, to $63.7 billion for the six months ended June 30, 2015, compared to $60.0 billion for the same period in 2014. The increase in average earning assets primarily reflected increases of $2.6 billion in average loans, $599 million in average investment securities and $521 million in average interest-bearing deposits with banks. The net interest margin (FTE) for the six months ended June 30, 2015 decreased 13 basis points to 2.65 percent, from 2.78 percent for the comparable period in 2014, largely for the same reasons as discussed previously in the quarterly analysis. The decrease in loan yields reflected a decrease in accretion on the acquired loan portfolio, shifts in the average loan portfolio mix and the impact of a competitive low-rate environment, partially offset by a benefit from the increase in 30-day LIBOR. Accretion of the purchase discount on the acquired loan portfolio increased the net interest margin by 1 basis point for the six months ended June 30, 2015, compared to 7 basis points for the same period in 2014. Average balances deposited with the Federal Reserve Bank (FRB) were 5.1 billion and $4.6 billion in the six months ended June 30, 2015 and 2014, respectively, and are included in "interest bearing deposits with banks" on the consolidated balance sheets.
For further discussion of the effects of market rates on net interest income, refer to the "Market and Liquidity Risk" section of this financial review.
Provision for Credit Losses
The provision for credit losses was $47 million and $11 million for the three-month periods ended June 30, 2015 and 2014, respectively, and $61 million and $20 million for the six-month periods ended June 30, 2015 and 2014, respectively. The provision for credit losses includes both the provision for loan losses and the provision for credit losses on lending-related commitments.
The provision for loan losses is recorded to maintain the allowance for loan losses at the level deemed appropriate by the Corporation to cover probable credit losses inherent in the portfolio. The provision for loan losses was $35 million for the three months ended June 30, 2015, compared to $6 million for the three months ended June 30, 2014. The increase in the provision primarily reflected the impact of loan growth and increased reserves for energy and energy-related loans, as a result of an increase in criticized loans and the impact of continued volatility and sustained lower energy prices. In addition, Corporate Banking and, to a lesser extent, Technology and Life Sciences contributed to the increase in the provision, largely as a result of charge-offs and variability. These increases were partially offset by improvements in credit quality in the remainder of the portfolio. The provision for loan losses was $51 million for the six months ended June 30, 2015, an increase of $37 million compared to $14 million for the same period in the prior year, largely for the same reasons as the quarterly increase discussed above, with the exception of Technology and Life Sciences, which did not contribute to the year-to-date provision increase.
Net loan charge-offs in the three months ended June 30, 2015 increased $9 million to $18 million, or 0.15 percent of average total loans, compared to $9 million, or 0.08 percent, for the three months ended June 30, 2014. The increase in net loan charge-offs in the three months ended June 30, 2015, compared to the same period in 2014, primarily reflected increases in Corporate Banking and Technology and Life Sciences, partially offset by a decrease in Commercial Real Estate.
Net loan charge-offs in the six months ended June 30, 2015 increased $5 million to $26 million, or 0.11 percent of average total loans, compared to $21 million, or 0.09 percent, for the six months ended June 30, 2014. The increase in net loan charge-offs in the six months ended June 30, 2015, compared to the same period in 2014, primarily reflected increases in general Middle Market and Corporate Banking, partially offset by decreases in most other business lines, with the largest decreases in Commercial Real Estate as well as Technology and Life Sciences.
The provision for credit losses on lending-related commitments is recorded to maintain the allowance for credit losses on lending-related commitments at the level deemed appropriate by the Corporation to cover probable credit losses inherent in lending-related commitments. The provision for credit losses on lending-related commitments was $12 million in the three months ended June 30, 2015, compared to $5 million in the three months ended June 30, 2014, and $10 million for the six months ended June 30, 2015 compared to $6 million for the same period in 2014. The $7 million increase in the provision for credit losses on lending-related commitments in the three months ended June 30, 2015 compared to the same period in 2014, as well as the $4 million increase in the provision for credit losses on lending-related commitments in the six months ended June 30, 2015 compared to the same period in 2014, primarily reflected additional reserves for energy and energy-related commitments. Lending-related commitment charge-offs were $1 million for the three- and six-month periods ended June 30, 2015 and insignificant for the same periods in 2014.
An analysis of the allowance for credit losses and nonperforming assets is presented under the "Credit Risk" subheading in the "Risk Management" section of this financial review.
Noninterest Income

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2015	2014	2015	2014
Service charges on deposit accounts	$56	$54	$111	$108
Fiduciary income	48	45	95	89
Commercial lending fees	22	23	47	43
Card fees (a)	72	22	139	45
Letter of credit fees	13	15	26	29
Bank-owned life insurance	10	11	19	20
Foreign exchange income	9	12	19	21
Brokerage fees	5	4	9	9
Net securities (losses) gains	—	—	(2)	1
Other noninterest income (b)	26	34	53	63
Total noninterest income	$261	$220	$516	$428

(a)
Effective January 1, 2015, contractual changes to a card program resulted in a change to the accounting presentation of the related revenues and expenses. The effect of this change was increases of $44 million and $88 million to card fees in the three- and six-month periods ended June 30, 2015, respectively.

(b)	The table below provides further details on certain categories included in other noninterest income.
Noninterest income was $261 million for the three months ended June 30, 2015, an increase of $41 million compared to $220 million for the same period in 2014. Excluding the $44 million impact of the change in accounting presentation on card fees as described in footnote (a) to the above table, noninterest income decreased $3 million, primarily reflecting increases in card fees, fiduciary income and service charges on deposit accounts, which were more than offset by declines in foreign exchange income and several non-fee categories. Card fees increased $6 million, primarily driven by a change to the Corporation's strategy for providing merchant payment processing services. The Corporation concluded its participation in a joint venture that provided merchant payment processing services in the second quarter 2015. Income from the joint venture was recorded in other noninterest income using the equity method. The Corporation now directly enters into agreements with its merchants and uses a third party to process the transactions. Pursuant to the agreements with the merchants and the arrangement with the third-party vendor, merchant payment processing income is recognized in card fees, and related processing expense is recognized in outside processing fees in noninterest expenses. For further discussion about the impact of using a third party to process merchant transactions on outside processing fees, refer to the "Noninterest Expenses" subheading below. Fiduciary income increased $3 million and service charges on deposit accounts increased $2 million. These increases were more than offset by decreases of $3 million each in foreign exchange income and income from principal investing and warrants, along with small decreases in several other non-fee categories.
Noninterest income was $516 million for the six months ended June 30, 2015, an increase of $88 million compared to $428 million for the same period in 2014. Excluding the $88 million impact of the above-described accounting presentation change, noninterest income was unchanged. Within noninterest income, fiduciary income and card fees each increased $6 million, commercial lending fees increased $4 million and service charges on deposit accounts increased $3 million. Offsetting the increases in noninterest income were decreases of $5 million in income from principal investing and warrants, $3 million each in net securities gains and letter of credit fee income, and $2 million in foreign exchange income, as well as small decreases in several other non-fee categories.

The following table illustrates certain categories included in "other noninterest income" on the consolidated statements of comprehensive income.

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2015	2014	2015	2014
Investment banking fees	$5	$6	$9	$10
Customer derivative income	5	4	8	8
Insurance commissions	2	3	5	7
Securities trading income	3	3	5	4
Deferred compensation asset returns (a)	1	1	2	3
Income from principal investing and warrants	1	4	1	6
Income from unconsolidated subsidiaries	—	2	3	3
All other noninterest income	9	11	20	22
Other noninterest income	$26	$34	$53	$63

(a)
Compensation deferred by the Corporation's officers is invested based on investment selections of the officers. Income earned on these assets is reported in noninterest income and the offsetting increase in liability is reported in salaries and benefits expense.

Noninterest Expenses

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2015	2014	2015	2014
Salaries and benefits expense	$251	$240	$504	$487
Net occupancy expense	39	39	77	79
Equipment expense	13	15	26	29
Outside processing fee expense (a)	85	30	162	58
Software expense	24	25	47	47
Litigation-related expense	(30)	3	(29)	6
FDIC insurance expense	9	8	18	16
Advertising expense	6	5	12	11
Other noninterest expenses	39	39	78	77
Total noninterest expenses	$436	$404	$895	$810

(a)
Effective January 1, 2015, contractual changes to a card program resulted in a change to the accounting presentation of the related revenues and expenses. The effect of this change was increases of $44 million and $88 million to outside processing fee expense in the three- and six-month periods ended June 30, 2015, respectively.

Noninterest expenses were $436 million for the three months ended June 30, 2015, an increase of $32 million compared to $404 million for the three months ended June 30, 2014. Excluding the $44 million impact of the change in accounting presentation on outside processing fees as described in footnote (a) to the above table, noninterest expenses decreased $12 million in the three months ended June 30, 2015, compared to the same period in the prior year, largely reflecting a $33 million reduction in litigation-related expenses, partially offset by higher outside processing expenses related to revenue generating activities and an increase in salaries and benefits expense. See to Note 12 to the consolidated financial statements for information related to litigation expense. Salaries and benefits expense increased $11 million, primarily reflecting an increase in technology-related contract labor expense and the impact of merit increases. Excluding the impact of the accounting presentation change described above, outside processing fee expense increased $11 million, largely due to third-party processing expenses associated with merchant payment processing services, as discussed under the "Noninterest Income" subheading above, including up-front costs incurred for converting customers to the new vendor providing the services, as well as smaller increases in other outside processing expenses related to revenue-generating activities.
Noninterest expenses were $895 million for the six months ended June 30, 2015, an increase of $85 million compared to $810 million for the six months ended June 30, 2014. Excluding the $88 million impact of the above-described accounting presentation change, noninterest expenses decreased $3 million in the six months ended June 30, 2015, compared to the same period in the prior year, for substantially the same reasons as described in the quarterly discussion above.
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
Business Segments
The Corporation's operations are strategically aligned into three major business segments: the Business Bank, the Retail Bank and Wealth Management. These business segments are differentiated based upon the products and services provided. In addition to the three major business segments, Finance is also reported as a segment. The Other category includes items not directly associated with these business segments or the Finance segment. The performance of the business segments is not comparable with the Corporation's consolidated results and is not necessarily comparable with similar information for any other financial institution. Additionally, because of the interrelationships of the various segments, the information presented is not indicative of how the segments would perform if they operated as independent entities. Note 13 to the consolidated financial statements describes the business activities of each business segment and presents financial results of these business segments for the three- and six-month periods ended June 30, 2015 and 2014.
The following table presents net income (loss) by business segment.

	Six Months Ended June 30,
(dollar amounts in millions)	2015		2014
Business Bank	$371	83%	$395	84%
Retail Bank	35	8	26	6
Wealth Management	42	9	49	10
	448	100%	470	100%
Finance	(179)		(183)
Other (a)	—		3
Total	$269		$290
(a)    Includes items not directly associated with the three major business segments or the Finance Division.
The Business Bank's net income of $371 million for the six months ended June 30, 2015 decreased $24 million compared to the six months ended June 30, 2014. Net interest income (FTE) of $744 million for the six months ended June 30, 2015 was unchanged compared to the same period in the prior year, as the benefit from a $2.3 billion increase in average loans and the funds transfer pricing (FTP) benefit provided by a $3.0 billion increase in average deposits were offset by a decrease in accretion of the purchase discount on the acquired loan portfolio, lower loan yields and a lower FTP crediting rate.The provision for credit losses increased $34 million to $86 million for the six months ended June 30, 2015, compared to the same period in the prior year. The increase in the provision primarily reflected the impact of loan growth and increased reserves for loans related to energy, as a result of an increase in criticized loans and the impact of continued volatility and sustained lower energy prices. In addition, Corporate Banking contributed to the increase in the provision. These increases were partially offset by improvements in credit quality in Commercial Real Estate. Net loan charge-offs of $31 million increased $11 million in the six months ended June 30, 2015, compared to the same period in the prior year, primarily reflecting increases in general Middle Market and Corporate Banking, partially offset by decreases in Commercial Real Estate and Technology and Life Sciences. Excluding the impact of the change in accounting presentation for a card program, noninterest income for the six months ended June 30, 2015 increased $3 million from the comparable period in the prior year, primarily reflecting increases of $5 million each in card fees and commercial lending fees, partially offset by a $4 million decrease in warrant income. Excluding the impact of the change in accounting presentation for a card program, noninterest expenses for the six months ended June 30, 2015 decreased $1 million compared to the same period in the prior year. The decrease primarily reflected a $31 million decrease in litigation-related expense, mostly offset by a $15 million increase in corporate overhead; a $10 million increase in outside processing expenses, largely due to the third-party processing expenses associated with merchant payment processing services resulting from a change to the Corporation's strategy for providing merchant services; and a $5 million increase in salaries and benefits expense, primarily reflecting the impact of merit increases.
Net income for the Retail Bank of $35 million for the six months ended June 30, 2015 increased $9 million, compared to $26 million for the six months ended June 30, 2014. Net interest income (FTE) of $307 million increased $6 million in the six months ended June 30, 2015, primarily due to the benefit provided by a $177 million increase in average loans, the FTP benefit provided by an $818 million increase in average deposits and lower deposit rates, partially offset by a lower FTP crediting rate and a decrease in accretion of the purchase discount on the acquired loan portfolio. The provision for credit losses was a benefit of $16 million for the six months ended June 30, 2015, a decrease of $11 million from the comparable period in the prior year, reflecting decreases in the consumer loan portfolio and Small Business. Net loan charge-offs were $2 million for the six months ended June 30, 2015 compared to $6 million in the same period for the prior year. Noninterest income of $88 million for the six months ended June 30, 2015 increased $6 million compared to the comparable period in the prior year, due to small increases in several fee categories. Noninterest expenses of $357 million for the six months ended June 30, 2015 increased $9 million from the comparable period in the prior year, primarily due to an increase of $4 million in salaries and benefits expense, primarily reflecting the impact of merit increases, and an increase of $5 million in outside processing expenses related to revenue-generating activities.
Wealth Management's net income of $42 million for the six months ended June 30, 2015 decreased $7 million, compared to $49 million for the six months ended June 30, 2014. Net interest income (FTE) of $88 million for the six months ended June 30, 2015 decreased $1 million compared to the same period in the prior year, primarily reflecting a decrease in net FTP credits and lower loan yields, partially offset by the benefit from a $111 million increase in average loans and the FTP benefit provided by a $429 million increase in average deposits. The provision for credit losses was a benefit of $10 million for the six months ended June 30, 2015, compared to a benefit of $18 million for the same period in the prior year. Net loan recoveries were $7 million for the six months ended June 30, 2015, compared to net recoveries of $5 million for the comparable prior year period. Noninterest income of $118 million decreased $4 million, primarily reflecting a $3 million decrease from securities losses of $2 million for the six months ended June 30, 2015 compared to a $1 million gain for the same period in 2014. Noninterest expenses of $151 million for the six months ended June 30, 2015 decreased $1 million from the comparable period in the prior year, primarily due to a $4 million decrease in litigation-related expenses, partially offset by small increases in several noninterest expense categories.
The net loss in the Finance segment was $179 million for the six months ended June 30, 2015, compared to a net loss of $183 million for the six months ended June 30, 2014. Net interest expense (FTE) of $308 million for the six months ended June 30, 2015 decreased $10 million, compared to the six months ended June 30, 2014, primarily reflecting a decrease in net FTP expense as a result of lower rates paid to the business segments under the Corporation's internal FTP methodology.
Market Segments
Market segment results are provided for the Corporation's three largest geographic markets: Michigan, California and Texas. In addition to the three largest geographic markets, Other Markets is also reported as a market segment. The Finance & Other category includes the Finance segment and the Other category as previously described in the "Business Segments" section of this financial review. Note 13 to these consolidated financial statements presents a description of each of these market segments as well as the financial results for the three- and six-month periods ended June 30, 2015 and 2014.
The following table presents net income (loss) by market segment.

	Six Months Ended June 30,
(dollar amounts in millions)	2015		2014
Michigan	$172	39%	$142	30%
California	144	32	126	27
Texas	46	10	86	18
Other Markets	86	19	116	25
	448	100%	470	100%
Finance & Other (a)	(179)		(180)
Total	$269		$290
(a)    Includes items not directly associated with the market segments.
The Michigan market's net income of $172 million for the six months ended June 30, 2015 increased $30 million, compared to $142 million for the six months ended June 30, 2014. Net interest income (FTE) of $357 million for the six months ended June 30, 2015 decreased $7 million from the comparable period in the prior year, primarily due to lower loan yields, the impact of a $221 million decrease in average loans and a lower FTP crediting rate, partially offset by the FTP benefit provided by a $1.0 billion increase in average deposits and lower deposit rates. The provision for credit losses was a benefit of $21 million for the six months ended June 30, 2015, compared to a benefit of $5 million for the comparable period in the prior year. Net loan charge-offs were $1 million for the six months ended June 30, 2015, compared to $10 million for the comparable period in the prior year, primarily reflecting decreases in Commercial Real Estate and Small Business, partially offset by an increase in general Middle Market. Noninterest income of $166 million for the six months ended June 30, 2015 decreased $7 million from the comparable period in the prior year, reflecting small decreases in several noninterest income categories. Noninterest expenses of $283 million for the six months ended June 30, 2015 decreased $37 million from the comparable period in the prior year, primarily reflecting a $32 million decrease in litigation-related expense and small decreases in several other noninterest expense categories, partially offset by a $6 million increase in outside processing expense, in part due to the third-party processing expenses associated with merchant payment processing services resulting from a change to the Corporation's strategy.

The California market's net income of $144 million increased $18 million in the six months ended June 30, 2015, compared to $126 million for the six months ended June 30, 2014. Net interest income (FTE) of $357 million for the six months ended June 30, 2015 increased $8 million from the comparable period in the prior year, primarily due to the benefit provided by a $1.2 billion increase in average loans and the FTP benefit provided by a $2.0 billion increase in average deposits, partially offset by lower loan yields and a lower FTP crediting rate. The provision for credit losses was $1 million for the six months ended June 30, 2015, compared to $25 million for the comparable period in the prior year. Net loan charge-offs of $6 million in the six months ended June 30, 2015 decreased $9 million compared to the six months ended June 30, 2014, primarily reflecting a decrease in Technology and Life Sciences. Noninterest income of $74 million for the six months ended June 30, 2015 increased $1 million compared to the six months ended June 30, 2014, primarily reflecting small increases in several noninterest income categories, partially offset by a $3 million decrease in warrant income. Noninterest expenses of $199 million for the six months ended June 30, 2015 increased $2 million from the comparable period in the prior year, primarily reflecting small increases in several noninterest expense categories, partially offset by a $3 million decrease in litigation-related expense.
The Texas market's net income of $46 million for the six months ended June 30, 2015 decreased $40 million from $86 million for the six months ended June 30, 2014. Net interest income (FTE) of $260 million for the six months ended June 30, 2015 decreased $13 million from the comparable period in the prior year, primarily due to a decrease in accretion of the purchase discount on the acquired loan portfolio, lower loan yields and a decrease in net FTP credits due to a lower FTP crediting rate, partially offset by the benefit provided by a $727 million increase in average loans. The provision for credit losses of $64 million for the six months ended June 30, 2015 increased $35 million from the comparable period in the prior year, primarily reflecting increased reserves for loans related to energy and the impact of loan growth, partially offset by credit quality improvements in the remainder of the portfolio. Net loan charge-offs were $8 million for both six-month periods ended June 30, 2015 and 2014. Noninterest income of $67 million for the six months ended June 30, 2015 decreased $2 million compared to the comparable period in the prior year, primarily due to small decreases in several noninterest income categories. Noninterest expenses of $189 million for the six months ended June 30, 2015 increased $10 million compared to the six months ended June 30, 2014, primarily reflecting a $4 million increase in corporate overhead and a $3 million increase in salaries and benefits expense.
Net income in Other Markets of $86 million for the six months ended June 30, 2015 decreased $30 million from the six months ended June 30, 2014. Net interest income (FTE) of $165 million for the six months ended June 30, 2015 increased $17 million from the comparable period in the prior year, primarily due to the benefit provided by a $904 million increase in average loans and the FTP benefit provided by a $1.1 billion increase in average deposits, partially offset by the impact of a lower FTP crediting rate. The provision for credit losses of $16 million increased $36 million in the six months ended June 30, 2015, compared to a benefit of $20 million for the same period in the prior year, primarily reflecting increases in Corporate Banking and general Middle Market. Net loan charge-offs were $11 million for the six months ended June 30, 2015, compared to net recoveries of $12 million for the comparable period in the prior year, primarily reflecting increases in Corporate Banking, Technology and Life Sciences, and general Middle Market. Excluding the impact of the change in accounting presentation for a card program, noninterest income for the six months ended June 30, 2015 increased $13 million from the comparable period in the prior year, primarily reflecting increases of $3 million in fiduciary income, $2 million in customer derivative income and small increases in several other noninterest income categories, partially offset by a $3 million decrease from securities losses of $2 million for the six months ended June 30, 2015 compared to a $1 million gain for the same period in 2014. Excluding the impact of the change in accounting presentation for a card program, noninterest expenses for the six months ended June 30, 2015 increased $32 million compared to the same period in the prior year, primarily due to an increase of $8 million in outside processing expenses in part due to the third-party processing expenses associated with merchant payment processing services resulting from a change to the Corporation's strategy, an $8 million increase in corporate overhead expense and small increases in several categories of noninterest expense.
The net loss for the Finance & Other category of $179 million in the six months ended June 30, 2015 decreased $1 million compared to the six months ended June 30, 2014. For further information, refer to the Finance segment discussion under the "Business Segments" subheading above.
The following table lists the Corporation's banking centers by geographic market segment.

	June 30,
	2015	2014
Michigan	214	214
Texas	133	135
California	103	104
Other Markets:
Arizona	19	18
Florida	7	9
Canada	1	1
Total	477	481

FINANCIAL CONDITION
Total assets were $69.9 billion at June 30, 2015, an increase of $759 million from $69.2 billion at December 31, 2014, primarily reflecting increases of $1.1 billion in total loans, $168 million in investment securities and $122 million in cash and due from banks, partially offset by decreases of $456 million in accrued income and other assets and $228 million in interest-bearing deposits with banks. On an average basis, total assets decreased $344 million to $69.0 billion in the second quarter 2015, compared to $69.3 billion in the fourth quarter 2014, resulting primarily from a decrease of $2.5 billion in average interest-bearing deposits with banks, partially offset by increases of $1.5 billion in average loans and $571 million in average investment securities.
The following tables provide information about the change in the Corporation's average loan portfolio in the second quarter 2015, compared to the fourth quarter 2014.

	Three Months Ended			Percent Change
(dollar amounts in millions)	June 30, 2015	December 31, 2014	Change
Average Loans:
Commercial loans by business line:
General Middle Market	$10,484	$10,156	$328	3%
National Dealer Services	4,350	4,115	235	6
Energy	3,384	3,443	(59)	(2)
Technology and Life Sciences	2,753	2,531	222	9
Environmental Services	848	885	(37)	(4)
Entertainment	566	557	9	2
Total Middle Market	22,385	21,687	698	3
Corporate Banking	3,175	3,305	(130)	(4)
Mortgage Banker Finance	2,089	1,396	693	50
Commercial Real Estate	848	862	(14)	(2)
Total Business Bank commercial loans	28,497	27,250	1,247	5
Total Retail Bank commercial loans	1,933	1,767	166	9
Total Wealth Management commercial loans	1,358	1,374	(16)	(1)
Total commercial loans	31,788	30,391	1,397	4
Real estate construction loans	1,807	1,920	(113)	(6)
Commercial mortgage loans	8,672	8,609	63	1
Lease financing	795	818	(23)	(3)
International loans	1,453	1,455	(2)	—
Residential mortgage loans	1,877	1,821	56	3
Consumer loans	2,441	2,347	94	4
Total loans	$48,833	$47,361	$1,472	3%
Average Loans By Geographic Market:
Michigan	$13,290	$13,142	$148	1%
California	16,429	15,777	652	4
Texas	11,254	11,327	(73)	(1)
Other Markets	7,860	7,115	745	10
Total loans	$48,833	$47,361	$1,472	3%
Average loans for the three months ended June 30, 2015 increased $1.5 billion, compared to the three months ended December 31, 2014, led by an increase of $1.4 billion, or 4 percent in average commercial loans. The $1.4 billion increase in average commercial loans primarily reflected increases of $693 million in Mortgage Banker Finance, $328 million in general Middle Market, $235 million in National Dealer Services, $222 million in Technology and Life Sciences and $166 million in Small Business, partially offset by a $130 million decrease in Corporate Banking. In general, Middle Market serves customers with annual revenue between $20 million and $500 million, while Corporate serves customers with revenue over $500 million. Changes in average total loans by geographic market are provided in the table above.
Investment securities increased $168 million to $10.2 billion at June 30, 2015, from $10.1 billion at December 31, 2014, primarily reflecting the purchase of $200 million of U.S. Treasury securities in June, 2015. Net unrealized gains on investment securities available-for-sale decreased $15 million to a net unrealized gain of $66 million at June 30, 2015, compared to $81 million at December 31, 2014. On an average basis, investment securities increased $571 million in the second quarter 2015, compared to the fourth quarter 2014, primarily reflecting the purchase of approximately $500 million of U.S. Treasury securities in late December, 2014.

The Corporation has been purchasing U.S. Treasury securities and reinvesting paydowns on residential mortgage-backed securities (RMBS) issued by the Federal National Mortgage Association and the Federal Home Loan Mortgage Corporation (government-sponsored enterprises or GSEs) with RMBS issued by the Government National Mortgage Association (GNMA), as U.S. Treasury and GNMA securities receive more favorable treatment under Liquidity Coverage Ratio (LCR) rules, as further discussed under the "Wholesale Funding" subheading in the "Risk Management" section of this financial review. The following table provides a summary of securities issued and/or guaranteed by the U.S. government, its agencies and GSEs.

(dollar amounts in millions)	June 30, 2015	December 31, 2014
U.S. Treasury and other U.S. government agency securities	$729	$526
RMBS issued by GNMA	2,827	2,111
RMBS issued by GSEs	6,387	7,098
Total RMBS	9,214	9,209
Total	$9,943	$9,735
Total liabilities increased $638 million to $62.4 billion at June 30, 2015, compared to $61.8 billion at December 31, 2014, primarily reflecting increases of $774 million in total deposits and $166 million in medium- and long-term debt, partially offset by a decrease of $242 million in accrued expenses and other liabilities. On an average basis, total liabilities decreased $338 million in the second quarter 2015, compared to the fourth quarter 2014, primarily due to a decrease of $362 million in total deposits, comprising a $223 million decrease in interest-bearing deposits and a $139 million decrease in noninterest-bearing deposits. The decrease in average total deposits primarily reflected decreases in Corporate Banking ($625 million) and Commercial Real Estate ($220 million), partially offset by an increase in Retail Banking ($447 million). By geographic market, average total deposits decreased in California ($753 million), partially offset by increases in Other Markets ($187 million), Michigan ($176 million) and Texas ($134 million).
Capital
Total shareholders' equity increased $121 million to $7.5 billion at June 30, 2015, compared to December 31, 2014. The following table presents a summary of changes in total shareholders' equity in the six months ended June 30, 2015.

(in millions)
Balance at January 1, 2015		$7,402
Net income		269
Cash dividends declared on common stock		(73)
Purchase of common stock		(115)
Purchase and retirement of warrants		(10)
Other comprehensive income:
Investment securities	$(7)
Defined benefit and other postretirement plans	23
Total other comprehensive income		16
Issuance of common stock under employee stock plans		10
Share-based compensation		24
Balance at June 30, 2015		$7,523
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

The Federal Reserve completed its 2015 CCAR review in March 2015 and did not object to the Corporation's capital plan and capital distributions contemplated in the plan. The plan provides for up to $393 million in equity repurchases for the five-quarter period ending June 30, 2016. In the second quarter 2015, the Corporation's equity repurchases totaled $59 million, including $49 million of share repurchases and $10 million of warrant repurchases. The pace of equity repurchases is expected to be in line with the Corporation's performance and a rise in interest rates. The following table summarizes the Corporation's repurchase activity during the six months ended June 30, 2015.

(shares in thousands)	Total Number of Shares and Warrants Purchased as Part of Publicly Announced Repurchase Plans or Programs	Remaining Repurchase Authorization (a)		Total Number of Shares and Warrants Purchased (b)	Average Price Paid Per Share	Average Price Paid Per Warrant (c)
Total first quarter 2015	1,354	12,728		1,517	$43.38	$—
April 2015	274	23,072	(d)	277	45.87	—
May 2015	567	22,505		574	48.51	—
June 2015	672	21,833		672	49.76	20.70
Total second quarter 2015	1,513	21,833		1,523	48.00	—
Total 2015	2,867	21,833		3,040	$45.24	$20.70

(a)	Maximum number of shares and warrants that may yet be purchased under the publicly announced plans or programs.

(b)
Includes approximately 172,000 shares purchased pursuant to deferred compensation plans and shares purchased from employees to pay for taxes related to restricted stock vesting under the terms of an employee share-based compensation plan during the six months ended June 30, 2015. These transactions are not considered part of the Corporation's repurchase program.

(c)
The Corporation repurchased 500,000 warrants under the repurchase program during the six months ended June 30, 2015. Shares withheld in connection with the exercise of warrants are not included in the total number of shares or warrants purchased in the above table. Upon exercise of a warrant, the number of shares with a value equal to the aggregate exercise price is withheld from an exercising warrant holder as payment (known as a "net exercise provision"). During the six months ended June 30, 2015, the Corporation withheld the equivalent of approximately 1,261,000 shares to cover an aggregate of $64.8 million in exercise price and issued approximately 934,000 shares to the exercising warrant holders.

(d)	Includes April 28, 2015 equity repurchase authorization for up to an additional 10.6 million shares and share-equivalents.
On April 28, 2015, the Board of Directors of the Corporation (the Board) approved a 1-cent increase in the quarterly dividend to $0.21 per share. The Board also authorized the repurchase of up to an additional 10.0 million shares of Comerica Incorporated outstanding common stock, in addition to the 2.1 million shares remaining at March 31, 2015 under the Board's prior authorizations for the share repurchase program initially approved in November 2010. Including the April 28, 2015 authorization, a total of 40.3 million shares has been authorized for repurchase under the share repurchase program since its inception in 2010. On April 28, 2015, the Board also authorized the repurchase of up to an additional 2.6 million warrants, in addition to the 10.6 million warrants remaining at March 31, 2015 under an authorization initially approved in November 2010. There is no expiration date for the Corporation's equity repurchase program.
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
The following table presents the minimum ratios required to be considered "adequately capitalized" as of June 30, 2015 and December 31, 2014.

	June 30, 2015		December 31, 2014
	Basel III Rules		Basel I Rules
Common equity tier 1 capital to risk-weighted assets	4.5%	(a)	n/a
Tier 1 capital to risk-weighed assets	6.0	(a)	4.0%
Total capital to risk-weighted assets	8.0	(a)	8.0
Tier 1 capital to adjusted average assets (leverage ratio)	4.0		3.0

(a)
In order to avoid restrictions on capital distributions and discretionary bonuses, the Corporation will also be required to maintain a minimum capital conservation buffer, which phases in at 0.625% beginning on January 1, 2016 and ultimately increases to 2.5% on January 1, 2019.

n/a - not applicable.
The Corporation's capital ratios exceeded minimum regulatory requirements as follows:

	June 30, 2015		December 31, 2014
	(Basel III Rules)		(Basel I Rules)
(dollar amounts in millions)	Capital/Assets	Ratio	Capital/Assets	Ratio
Common equity tier 1 (a)	$7,280	10.40%	n/a	n/a
Tier 1 common (b)	n/a	n/a	$7,169	10.50%
Tier 1 risk-based (a)	7,280	10.40	7,169	10.50
Total risk-based (a)	8,663	12.37	8,543	12.51
Leverage (a)	7,280	10.57	7,169	10.35
Tangible common equity (b)	6,873	9.92	6,752	9.85
Risk-weighted assets (a)	70,028		68,273

(a)	June 30, 2015 capital, risk-weighted assets and ratios are estimated.

(b)	See Supplemental Financial Data section for reconcilements of non-GAAP financial measures.
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
While U.S. Gross Domestic Product (GDP) was relatively flat in the first quarter of 2015, it has shown some positive trends in the second quarter of 2015. Job growth and employment figures continue to slowly improve while manufacturing output is higher and inflation remains low. The Federal Reserve continues to set expectations for a near-term movement towards interest rate increases and monetary policy normalization. At the same time, lower energy prices have persisted and geopolitical tensions remain.
While the overall credit quality of the loan portfolio remained strong in the second quarter of 2015, reserves increased, primarily reflecting an increase in criticized energy and energy-related exposure, as well as uncertainty due to continued volatility and the impact of sustained lower oil and gas prices.
The allowance for loan losses was $618 million at June 30, 2015, compared to $594 million at December 31, 2014, an increase of $24 million, or 4 percent. The increase in the allowance primarily reflected increased reserves for loans related to energy and, to a lesser extent, Technology and Life Sciences, partially offset by credit quality improvements in the remainder of the portfolio.
Energy and energy-related loans at June 30, 2015 included approximately $3.3 billion of outstanding loans in the Energy business line as well as approximately $725 million of loans in other lines of business to companies that have a sizable portion of their revenue related to energy or could be otherwise disproportionately negatively impacted by prolonged lower oil and gas prices ("energy-related"). The Corporation generally reviews commitments to energy exploration and production (EP) customers semi-annually, in conjunction with scheduled borrowing base re-determinations. Internal risk ratings for all loans are reviewed at least annually, or more frequently upon the occurrence of a circumstance that affects the credit risk of the loan. During the six months ended June 30, 2015, approximately 85 percent of the internal risk ratings for borrowers in the Energy business line were reviewed, including approximately 95 percent of EP customers, 70 percent of energy services customers and 55 percent of midstream customers. The reviews resulted in some internal risk rating downgrades, which were incorporated into the quantitative component of the allowance. More than 90 percent of the loans in the Energy business line are Shared National Credits (SNC), and the above results include the results of the SNC exam completed in the second quarter 2015. In addition, the Corporation continued to incorporate a qualitative reserve component for energy and energy-related loans due to the uncertainty associated with continued volatility and the impact of sustained lower oil and gas prices. Refer to the "Energy Lending" subheading later in this section for further discussion of the Corporation's portfolio of energy and energy-related loans.
The allowance for credit losses on lending-related commitments includes specific allowances, based on individual evaluations of certain letters of credit in a manner consistent with business loans, and allowances based on the pool of the remaining letters of credit and all unused commitments to extend credit within each internal risk rating.
The allowance for credit losses on lending-related commitments was $50 million at June 30, 2015 compared to $41 million at December 31, 2014. The $9 million increase in the allowance for credit losses on lending-related commitments primarily reflected the impact of downgrades of energy and energy-related unfunded commitments and issued letters of credit.
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

The following table presents a summary of nonperforming assets and past due loans.

(dollar amounts in millions)	June 30, 2015	December 31, 2014
Nonaccrual loans:
Business loans:
Commercial	$186	$109
Real estate construction	1	2
Commercial mortgage	77	95
Lease financing	11	—
International	9	—
Total nonaccrual business loans	284	206
Retail loans:
Residential mortgage	35	36
Consumer:
Home equity	29	30
Other consumer	1	1
Total consumer	30	31
Total nonaccrual retail loans	65	67
Total nonaccrual loans	349	273
Reduced-rate loans	12	17
Total nonperforming loans	361	290
Foreclosed property	9	10
Total nonperforming assets	$370	$300
Nonperforming loans as a percentage of total loans	0.72%	0.60%
Nonperforming assets as a percentage of total loans and foreclosed property	0.74	0.62
Allowance for loan losses as a percentage of total nonperforming loans	171	205
Loans past due 90 days or more and still accruing	$18	$5
Loans past due 90 days or more and still accruing as a percentage of total loans	0.04%	0.01%
Nonperforming assets increased $70 million to $370 million at June 30, 2015, from $300 million at December 31, 2014. The increase in nonperforming assets primarily reflected an increase of $92 million in nonaccrual energy and energy-related loans. Nonperforming assets as a percentage of total loans and foreclosed property was 0.74 percent at June 30, 2015, compared to 0.62 percent at December 31, 2014.
The following table presents a summary of TDRs at June 30, 2015 and December 31, 2014.

(in millions)	June 30, 2015	December 31, 2014
Nonperforming TDRs:
Nonaccrual TDRs	$39	$58
Reduced-rate TDRs	12	17
Total nonperforming TDRs	51	75
Performing TDRs (a)	29	43
Total TDRs	$80	$118

(a)	TDRs that do not include a reduction in the original contractual interest rate which are performing in accordance with their modified terms.
Performing TDRs primarily included $23 million in Small Business Banking and $5 million in Middle Market at June 30, 2015.

The following table presents a summary of changes in nonaccrual loans.

	Three Months Ended
(in millions)	June 30, 2015	March 31, 2015	December 31, 2014
Balance at beginning of period	$266	$273	$329
Loans transferred to nonaccrual (a)	145	39	41
Nonaccrual business loan gross charge-offs (b)	(31)	(21)	(16)
Loans transferred to accrual status (a)	—	(4)	(18)
Nonaccrual business loans sold (c)	(1)	(2)	(24)
Payments/other (d)	(30)	(19)	(39)
Balance at end of period	$349	$266	$273
(a) Based on an analysis of nonaccrual loans with book balances greater than $2 million.
(b) Analysis of gross loan charge-offs:
Nonaccrual business loans	$31	$21	$16
Retail loans	4	2	4
Total gross loan charge-offs	$35	$23	$20
(c) Analysis of loans sold:
Nonaccrual business loans	$1	$2	$24
Performing criticized loans	—	7	5
Total criticized loans sold	$1	$9	$29
(d) Includes net changes related to nonaccrual loans with balances less than $2 million, payments on nonaccrual loans with book balances greater than $2 million, transfers of nonaccrual loans to foreclosed property and retail loan gross charge-offs. Excludes business loan gross charge-offs and nonaccrual business loans sold.

There were ten borrowers with balances greater than $2 million, totaling $145 million, transferred to nonaccrual status in the second quarter 2015, an increase of $106 million when compared to $39 million in the first quarter 2015. The transfers to nonaccrual greater than $2 million in the second quarter 2015 included $100 million in energy and energy-related loans.
The following table presents the composition of nonaccrual loans by balance and the related number of borrowers at June 30, 2015 and December 31, 2014.

	June 30, 2015		December 31, 2014
(dollar amounts in millions)	Number of Borrowers	Balance	Number of Borrowers	Balance
Under $2 million	1,405	$141	1,492	$154
$2 million - $5 million	13	37	15	48
$5 million - $10 million	5	36	3	22
$10 million - $25 million	4	63	2	23
Greater than $25 million	2	72	1	26
Total	1,429	$349	1,513	$273

The following table presents a summary of nonaccrual loans at June 30, 2015 and loans transferred to nonaccrual and net loan charge-offs for the three months ended June 30, 2015, based primarily on North American Industry Classification System (NAICS) categories.

	June 30, 2015		Three Months Ended June 30, 2015
(dollar amounts in millions)	Nonaccrual Loans		Loans Transferred to Nonaccrual (a)		Net Loan Charge-Offs (Recoveries)
Industry Category
Mining, Quarrying and Oil & Gas Extraction (b)	$90	26%	$89	61%	$—	—%
Residential Mortgage	34	10	—	—	1	6
Manufacturing (b)	33	9	39	27	12	67
Real Estate	32	9	—	—	(4)	(22)
Services	31	9	—	—	(2)	(11)
Contractors (b)	27	8	9	7	(1)	(6)
Health Care and Social Assistance	19	5	—	—	—	—
Retail	13	4	5	3	6	33
Holding and Other Investment Companies	13	4	—	—	(1)	(6)
Wholesale Trade	4	1	—	—	5	28
Other (c)	53	15	3	2	2	11
Total	$349	100%	$145	100%	$18	100%

(a)	Based on an analysis of nonaccrual loans with book balances greater than $2 million.

(b)
Included nonaccrual energy and energy-related loans of approximately $90 million in Mining, Quarrying and Oil & Gas Extraction, $9 million in Manufacturing and $20 million in Contractors at June 30, 2015.

(c)	Consumer, excluding residential mortgage and certain personal purpose nonaccrual loans and net charge-offs, are included in the “Other” category.
Loans past due 90 days or more and still accruing interest generally represent loans that are well collateralized and in a continuing process of collection. Loans past due 90 days or more and still accruing interest increased $13 million to $18 million at June 30, 2015, compared to $5 million at December 31, 2014. Loans past due 30-89 days decreased $42 million to $121 million at June 30, 2015, compared to $163 million at December 31, 2014.
The following table presents a summary of total criticized loans. Criticized loans with balances of $2 million or more on nonaccrual status or whose terms have been modified in a TDR are individually subjected to quarterly credit quality reviews, and the Corporation may establish specific allowances for such loans.

(dollar amounts in millions)	June 30, 2015	March 31, 2015	December 31, 2014
Total criticized loans	$2,361	$2,067	$1,893
As a percentage of total loans	4.7%	4.2%	3.9%
The $468 million increase in criticized loans in the six months ended June 30, 2015 included an increase of $381 million of energy and energy-related loans.
The following table presents a summary of changes in foreclosed property.

	Three Months Ended
(in millions)	June 30, 2015	March 31, 2015	December 31, 2014
Balance at beginning of period	$9	$10	$11
Acquired in foreclosure	2	2	3
Write-downs	—	(1)	—
Foreclosed property sold (a)	(2)	(2)	(4)
Balance at end of period	$9	$9	$10
(a) Net gain on foreclosed property sold	$1	$—	$1

Commercial Real Estate Lending
The following table summarizes the Corporation's commercial real estate loan portfolio by loan category.

(in millions)	June 30, 2015	December 31, 2014
Real estate construction loans:
Commercial Real Estate business line (a)	$1,502	$1,606
Other business lines (b)	293	349
Total real estate construction loans	$1,795	$1,955
Commercial mortgage loans:
Commercial Real Estate business line (a)	$1,928	$1,790
Other business lines (b)	6,746	6,814
Total commercial mortgage loans	$8,674	$8,604

(a)	Primarily loans to real estate developers.

(b)	Primarily loans secured by owner-occupied real estate.
The Corporation limits risk inherent in its commercial real estate lending activities by limiting exposure to those borrowers directly involved in the commercial real estate markets and adhering to conservative policies on loan-to-value ratios for such loans. Commercial real estate loans, consisting of real estate construction and commercial mortgage loans, totaled $10.5 billion at June 30, 2015, of which $3.4 billion, or 33 percent, were to borrowers in the Commercial Real Estate business line, which includes loans to real estate developers. The remaining $7.1 billion, or 67 percent, of commercial real estate loans in other business lines consisted primarily of owner-occupied commercial mortgages, which bear credit characteristics similar to non-commercial real estate business loans. In the Texas market, commercial real estate loans totaled $2.5 billion at June 30, 2015, of which $1.3 billion were to borrowers in the Commercial Real Estate business line. The remaining $1.2 billion consisted primarily of owner-occupied commercial mortgages. Loans in the Commercial Real Estate business line secured by properties located in Texas totaled $957 million at June 30, 2015, primarily including $525 million for multifamily properties, $130 million for retail properties and $101 million for commercial properties.
The real estate construction loan portfolio primarily contains loans made to long-time customers with satisfactory completion experience. Credit quality in the real estate construction loan portfolio was strong, with $1 million on nonaccrual status at June 30, 2015 compared to $2 million at December 31, 2014 and no real estate construction loan charge-offs in either of the six-month periods ended June 30, 2015 and 2014.
Loans in the commercial mortgage portfolio generally mature within three to five years. Of the $1.9 billion and $1.8 billion of commercial mortgage loans in the Commercial Real Estate business line outstanding at June 30, 2015 and December 31, 2014, respectively, $18 million and $22 million were on nonaccrual status at June 30, 2015 and December 31, 2014, respectively. Commercial mortgage loan net recoveries in the Commercial Real Estate business line were $3 million for the six months ended June 30, 2015, compared to net charge-offs of $5 million for the six months ended June 30, 2014. In other business lines, $59 million and $73 million of commercial mortgage loans were on nonaccrual status at June 30, 2015 and December 31, 2014, respectively. Commercial mortgage loan net recoveries in other business lines were $3 million for the six months ended June 30, 2015, compared to net charge-offs of $2 million for the six months ended June 30, 2014.
Residential Real Estate Lending
The following table summarizes the Corporation's residential mortgage and home equity loan portfolios by geographic market.

	June 30, 2015				December 31, 2014
(dollar amounts in millions)	Residential Mortgage Loans	% of Total	Home Equity Loans	% of Total	Residential Mortgage Loans	% of Total	Home Equity Loans	% of Total
Geographic market:
Michigan	$396	21%	$785	47%	$417	23%	$795	48%
California	844	45	585	35	831	46	564	34
Texas	339	18	255	15	337	18	247	15
Other Markets	286	16	57	3	246	13	52	3
Total	$1,865	100%	$1,682	100%	$1,831	100%	$1,658	100%
Residential real estate loans consist of traditional residential mortgages and home equity loans and lines of credit. Residential mortgages totaled $1.9 billion at June 30, 2015, and were primarily larger, variable-rate mortgages originated and retained for certain private banking relationship customers. Of the $1.9 billion of residential mortgage loans outstanding, $35 million were on nonaccrual status at June 30, 2015. The home equity portfolio totaled $1.7 billion at June 30, 2015, of which $1.6 billion was outstanding under primarily variable-rate, interest-only home equity lines of credit and $66 million were closed-end home equity loans. Of the $1.7 billion of home equity loans outstanding, $29 million were on nonaccrual status at June 30, 2015. A majority of the home equity portfolio was secured by junior liens at June 30, 2015. The residential real estate portfolio is principally located within the Corporation's primary geographic markets. Substantially all residential real estate loans past due 90 days or more are placed on nonaccrual status, and substantially all junior lien home equity loans that are current or less than 90 days past due are placed on nonaccrual status if full collection of the senior position is in doubt. At no later than 180 days past due, such loans are charged off to current appraised values less costs to sell.
Energy Lending
The Corporation has a portfolio of energy and energy-related loans that are included primarily in "commercial loans" in the consolidated balance sheets. The Corporation's energy lending team has over 30 years of experience, with a focus on larger middle market companies. Loans in the Energy business line (approximately 200 relationships) were $3.3 billion, or approximately 7 percent of total loans, at both June 30, 2015 and December 31, 2014, and total exposure, including unused commitments to extend credit and letters of credit, was $6.6 billion and $7.1 billion at June 30, 2015 and December 31, 2014, respectively. More than 90 percent of the loans in the Energy business line are Shared National Credits (SNC), reflecting the Corporation's focus on larger middle market companies that have financing needs that generally exceed internal individual borrower credit risk limits. The Corporation seeks to develop full relationships with SNC borrowers. SNCs are facilities greater than $20 million shared by three or more federally supervised institutions. In addition to energy loans in the Energy business line, the Corporation is monitoring a portfolio of approximately 165 relationships with approximately $725 million outstanding and total exposure of about $1.5 billion at June 30, 2015 of energy-related loans to companies primarily in general Middle Market, Corporate Banking, Small Business, and Technology and Life Sciences.
The following table summarizes information about the Corporation's portfolio of energy and energy-related loans.

June 30, 2015	Outstandings		Updated Risk Rating (a)	Inflows to Nonaccrual (b)	Nonaccrual	Criticized	Net Charge-Offs (b)
(dollar amounts in millions)
Exploration and production (EP)	$2,316	70%	97%	$58	$58	$341	$0.3
Midstream	463	14	55	—	—	8	—
Services	530	16	71	23	23	99	—
Total Energy business line	3,309	100%	84	81	81	448	0.3
Energy-related	722			19	38	130	1.8
Total energy and energy-related	$4,031			$100	$119	$578	$2.1

As a percentage of total energy and energy-related loans					3%	14%

(a)	Internal risk rating reviewed during the six-month period ended June 30, 2015.

(b)	During the three-month period ended June 30, 2015.
EP generally includes such activities as searching for potential oil and gas fields, drilling exploratory wells and operating active wells. The midstream sector is generally involved in the transportation, storage and marketing of crude and/or refined energy products. The Corporation's energy services customers provide services primarily to the EP sector. As of June 30, 2015, a majority of the Corporation’s EP customers had at least 50 percent of their oil and/or gas production hedged up to the end of 2015. Approximately 95 percent of the amount of loans outstanding in the Energy business line had varying levels and types of collateral at June 30, 2015, including oil and gas reserves and pipelines, equipment, accounts receivable, inventory and other assets, or some combination thereof. Commitments to EP borrowers are generally subject to semi-annual borrowing base re-determinations based on a variety of factors including updated pricing (reflecting market and competitive conditions), energy reserve levels and the impact of hedging. As of the end of June 2015, about 95 percent of semi-annual borrowing base re-determinations for EP borrowers in the Energy line of business were complete, resulting in internal risk rating downgrades for about one-third of those reviewed. The Corporation's allowance methodology carefully considers the various risk elements within its loan portfolio. The allowance for loan losses at June 30, 2015 appropriately considered the changing dynamics in energy and energy-related loans described above, which has resulted in increases in the qualitative and quantitative reserve components for this portfolio for the past three quarterly periods.
Refer to the “Allowance for Credit Losses” subheading earlier in this section for a discussion of changes in the allowance for loan losses as a result of the above-described events.
Automotive Lending
Substantially all dealer loans are in the National Dealer Services business line. Loans in the National Dealer Services business line include floor plan financing and other loans to automotive dealerships. Floor plan loans, included in “commercial loans” in the consolidated balance sheets, totaled $3.8 billion at June 30, 2015, an increase of $50 million compared to December 31,

2014. At both June 30, 2015 and December 31, 2014, other loans to automotive dealers in the National Dealer Services business line totaled $2.4 billion, including $1.6 billion of owner-occupied commercial real estate mortgage loans. Automotive lending also includes loans to borrowers involved with automotive production, primarily Tier 1 and Tier 2 suppliers. Loans to borrowers involved with automotive production totaled approximately $1.4 billion and $1.2 billion at June 30, 2015 and December 31, 2014, respectively.
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

(in millions)	June 30, 2015	December 31, 2014
European exposure:
Commercial and industrial	$263	$211
Banks and other financial institutions	24	52
Total outstanding	287	263
Unfunded commitments and guarantees	335	382
Total European exposure (a)	$622	$645

(a)	Primarily United Kingdom and the Netherlands. The Corporation had no exposure to Greece, Portugal or Ireland at June 30, 2015 and December 31, 2014.
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
Interest Rate Risk
Net interest income is the primary source of revenue for the Corporation. Interest rate risk arises in the normal course of business due to differences in the repricing and cash flow characteristics of assets and liabilities, primarily through the Corporation's core business activities of extending loans and acquiring deposits. The Corporation's balance sheet is predominantly characterized by floating-rate loans funded by a combination of core deposits and wholesale borrowings. Approximately 85 percent of the Corporation's loans were floating at June 30, 2015, of which approximately 75 percent were based on LIBOR and 25 percent were based on Prime. This creates sensitivity to interest rate movements due to the imbalance between the floating-rate loan portfolio and the more slowly repricing deposit products. In addition, growth and/or contraction in the Corporation's loans and deposits may lead to changes in sensitivity to interest rate movements in the absence of mitigating actions. Examples of such actions are purchasing investment securities, primarily fixed-rate, which provide liquidity to the balance sheet and act to mitigate the inherent interest sensitivity, and hedging the sensitivity with interest rate swaps. The Corporation actively manages its exposure to interest rate risk, with the principal objective of optimizing net interest income and the economic value of equity while operating within acceptable limits established for interest rate risk and maintaining adequate levels of funding and liquidity.
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
Each scenario includes assumptions such as loan growth, investment security prepayment levels, depositor behavior, yield curve changes, loan and deposit pricing, and overall balance sheet mix and growth. In the +200 scenario, assumptions related to loan growth are based on historical experience. Because deposit balances have continued to grow significantly in this persistent low rate environment, historical depositor behavior may be less indicative of future trends. As a result, the June 30, 2015 +200 scenario now reflects a greater decrease in deposits than we have experienced historically as rates begin to rise. Investment securities modeling includes the replacement of prepayments as well as an estimate of projected growth in High Quality Liquid Assets (HQLA) needed for compliance with the LCR, and expected funding maturities are included. In addition, the model reflects deposit pricing based on historical price movements with short-term interest rates, and loan spreads are held at current levels. Changes in actual economic activity may result in a materially different interest rate environment as well as a balance sheet structure that is different from the changes management included in its simulation analysis.
The table below, as of June 30, 2015 and December 31, 2014, displays the estimated impact on net interest income during the next 12 months by relating the base case scenario results to those from the rising and declining rate scenarios described above.

	Estimated Annual Change
	June 30, 2015		December 31, 2014
(in millions)	Amount	%	Amount	%
Change in Interest Rates:
+200 basis points	$222	13%	$224	13%
-25 basis points (to zero percent)	(37)	(2)	(32)	(2)
Sensitivity decreased slightly from December 31, 2014 to June 30, 2015 primarily due to changes in the current balance sheet mix driving a revised forecast, offset by the impact from the addition of HQLA for the LCR and the modeled reduction in deposit growth in the +200 scenario discussed above. The risk to declining interest rates is limited as a result of the inability of the current low level of rates to fall significantly.

The table below, as of June 30, 2015, illustrates the estimated sensitivity of the above results to a change in deposit balance assumptions in the +200 scenario, with all other assumptions held constant. In this analysis, average noninterest-bearing deposit run-off in the 12-month period has been increased by $1 billion and $3 billion from the historical run-off experience included in the standard +200 scenario presented above and assumes the deposit run-off reduces excess reserves and increases purchased funds. The analysis is provided as an indicator of the sensitivity of net interest income to the modeled deposit run-off assumption. It is not meant to reflect management's expectation or best estimate. Actual deposit levels may vary from those reflected.

	+200 Basis Points
(in millions)	Estimated Annual Change
June 30, 2015	Amount	%
Incremental Average Decrease in Noninterest-bearing Deposit Balances:
$1 billion	$211	13%
$3 billion	188	11
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
The table below, as of June 30, 2015 and December 31, 2014, displays the estimated impact on the economic value of equity from the interest rate scenario described above.

	June 30, 2015		December 31, 2014
(in millions)	Amount	%	Amount	%
Change in Interest Rates:
+200 basis points	$1,192	10%	$1,218	10%
-25 basis points (to zero percent)	(275)	(2)	(293)	(2)
The change in the sensitivity of the economic value of equity to a 200 basis point parallel increase in rates between December 31, 2014 and June 30, 2015 was primarily driven by changes in market interest rates at the middle to long end of the curve, which most significantly impact the value of deposits without a stated maturity.
Wholesale Funding
The Corporation may access the purchased funds market when necessary, which includes foreign office time deposits and short-term borrowings. Capacity for incremental purchased funds at June 30, 2015 included the ability to purchase federal funds, sell securities under agreements to repurchase, as well as issue deposits to institutional investors and issue certificates of deposit through brokers. Purchased funds totaled $155 million at June 30, 2015, compared to $251 million at December 31, 2014. At June 30, 2015, the Bank had pledged loans totaling $26 billion which provided for up to $20 billion of available collateralized borrowing with the FRB.
The Bank is a member of the FHLB of Dallas, Texas, which provides short- and long-term funding to its members through advances collateralized by real estate-related assets. Actual borrowing capacity is contingent on the amount of collateral available to be pledged to the FHLB. At June 30, 2015, real estate-related loans pledged to the FHLB as blanket collateral provided for potential future borrowings of approximately $6 billion. As of June 30, 2015, the Corporation did not have any outstanding borrowings from the FHLB. Additionally, as of June 30, 2015 the Bank had the ability to issue up to $14.5 billion of debt under an existing $15 billion note program which allows the issuance of debt with maturities between three months and 30 years.The Corporation also maintains a shelf registration statement with the Securities and Exchange Commission from which it may issue debt and/or equity securities.

The ability of the Corporation and the Bank to raise funds at competitive rates is impacted by rating agencies' views of the credit quality, liquidity, capital and earnings of the Corporation and the Bank. As of June 30, 2015, the four major rating agencies had assigned the following ratings to long-term senior unsecured obligations of the Corporation and the Bank. A security rating is not a recommendation to buy, sell, or hold securities and may be subject to revision or withdrawal at any time by the assigning rating agency. Each rating should be evaluated independently of any other rating.

	Comerica Incorporated		Comerica Bank
June 30, 2015	Rating	Outlook	Rating	Outlook
Standard and Poor’s	A-	Negative	A	Negative
Moody’s Investors Service (a)	A3	Stable	A2	Stable
Fitch Ratings	A	Stable	A	Stable
DBRS	A	Stable	A (High)	Stable

(a)
In March 2015, Moody's Investors Service put global bank ratings on review following the publication of revised bank rating methodology. While the outlook for both Comerica Incorporated and Comerica Bank continue to be "Stable", Moody’s released a preliminary indication of an “A3” rating for Comerica Bank long-term senior unsecured debt.

The Corporation satisfies liquidity requirements with either liquid assets or various funding sources. Liquid assets, which totaled $13.5 billion at June 30, 2015, compared to $13.3 billion at December 31, 2014, provide a reservoir of liquidity. Liquid assets include cash and due from banks, federal funds sold, interest-bearing deposits with banks, other short-term investments and unencumbered investment securities. At June 30, 2015, the Corporation held deposits at the FRB of $4.6 billion, compared to $4.9 billion at December 31, 2014.
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
In the second quarter 2015, the Bank issued $500 million of senior debt maturing in 2020 and swapped it to floating at six-month LIBOR plus 75 basis points. Of the proceeds, $200 million was invested in five-year Treasury notes. To reach full compliance with the LCR rule and provide a buffer for normal volatility in balance sheet dynamics, the Corporation expects to add up to $3 billion of additional HQLA over the next 18 months, which may be funded with additional wholesale funds in manageable increments, tapping a variety of sources. On July 22, 2015, the Bank issued $350 million of 4.00% subordinated notes, swapped to floating at 6-month LIBOR plus 1.478%, due July 27, 2025 and $175 million of 2.50% senior notes, swapped to floating at 6-month LIBOR plus 0.6348%, due June 2, 2020. The proceeds of both issuances will assist the Corporation in meeting its LCR target.
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
The Corporation regularly evaluates its ability to meet funding needs in unanticipated, stressed environments. In conjunction with the quarterly 200 basis point interest rate simulation analyses, discussed in the “Interest Rate Sensitivity” section of this financial review, liquidity ratios and potential funding availability are examined. Each quarter, the Corporation also evaluates its ability to meet liquidity needs under a series of broad events, distinguished in terms of duration and severity. The evaluation as of June 30, 2015 projected that sufficient sources of liquidity were available under each series of events.
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

SUPPLEMENTAL FINANCIAL DATA
The following table provides a reconciliation of non-GAAP financial measures used in this financial review with financial measures defined by GAAP.

(dollar amounts in millions)	June 30, 2015	December 31, 2014
Tier 1 Common Capital Ratio:
Tier 1 and Tier 1 common capital (a)	n/a	$7,169
Risk-weighted assets (a)	n/a	68,269
Tier 1 and Tier 1 common risk-based capital ratio	n/a	10.50%
Tangible Common Equity Ratio:
Common shareholders' equity	$7,523	$7,402
Less:
Goodwill	635	635
Other intangible assets	15	15
Tangible common equity	$6,873	$6,752
Total assets	$69,945	$69,186
Less:
Goodwill	635	635
Other intangible assets	15	15
Tangible assets	$69,295	$68,536
Common equity ratio	10.76%	10.70%
Tangible common equity ratio	9.92	9.85
Tangible Common Equity per Share of Common Stock:
Common shareholders' equity	$7,523	$7,402
Tangible common equity	6,873	6,752
Shares of common stock outstanding (in millions)	178	179
Common shareholders' equity per share of common stock	$42.18	$41.35
Tangible common equity per share of common stock	38.53	37.72

(a)	Tier 1 capital and risk-weighted assets as defined by Basel I risk-based capital rules.
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

10.1†
2015 Comerica Incorporated Incentive Plan for Non-Employee Directors (filed as Exhibit 10.4 to Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, and incorporated herein by reference).

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

101
Financial statements from Quarterly Report on Form 10-Q of the Registrant for the quarter ended June 30, 2015, formatted in Extensible Business Reporting Language: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Statements of Changes in Shareholders' Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements.

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
Date: July 27, 2015

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

10.1†
2015 Comerica Incorporated Incentive Plan for Non-Employee Directors (filed as Exhibit 10.4 to Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, and incorporated herein by reference).

31.1	Chairman and CEO Rule 13a-14(a)/15d-14(a) Certification of Periodic Report (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002)

31.2	Vice Chairman and CFO Rule 13a-14(a)/15d-14(a) Certification of Periodic Report (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002)

32	Section 1350 Certification of Periodic Report (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002)

101
Financial statements from Quarterly Report on Form 10-Q of the Registrant for the quarter ended June 30, 2015, formatted in Extensible Business Reporting Language: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Statements of Changes in Shareholders' Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements.

†	Management contract or compensatory plan or arrangement.