Form 10-Q
period 2015-09-30
COMERICA INC /NEW/
filed 2015-10-29
CIK 28412

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________
FORM 10-Q
______________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015
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
$5 par value common stock:
Outstanding as of October 26, 2015: 176,734,815 shares

COMERICA INCORPORATED AND SUBSIDIARIES

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements

CONSOLIDATED BALANCE SHEETS
Comerica Incorporated and Subsidiaries

(in millions, except share data)	September 30, 2015	December 31, 2014
	(unaudited)
ASSETS
Cash and due from banks	$1,101	$1,026

Interest-bearing deposits with banks	6,099	5,045
Other short-term investments	107	99

Investment securities available-for-sale	8,749	8,116
Investment securities held-to-maturity	1,863	1,935

Commercial loans	31,777	31,520
Real estate construction loans	1,874	1,955
Commercial mortgage loans	8,787	8,604
Lease financing	751	805
International loans	1,382	1,496
Residential mortgage loans	1,880	1,831
Consumer loans	2,491	2,382
Total loans	48,942	48,593
Less allowance for loan losses	(622)	(594)
Net loans	48,320	47,999
Premises and equipment	541	532
Accrued income and other assets	4,232	4,434
Total assets	$71,012	$69,186

LIABILITIES AND SHAREHOLDERS’ EQUITY
Noninterest-bearing deposits	$28,697	$27,224

Money market and interest-bearing checking deposits	23,948	23,954
Savings deposits	1,853	1,752
Customer certificates of deposit	4,126	4,421
Foreign office time deposits	144	135
Total interest-bearing deposits	30,071	30,262
Total deposits	58,768	57,486
Short-term borrowings	109	116
Accrued expenses and other liabilities	1,413	1,507
Medium- and long-term debt	3,100	2,675
Total liabilities	63,390	61,784

Common stock - $5 par value:
Authorized - 325,000,000 shares
Issued - 228,164,824 shares	1,141	1,141
Capital surplus	2,165	2,188
Accumulated other comprehensive loss	(345)	(412)
Retained earnings	7,007	6,744
Less cost of common stock in treasury - 51,010,418 shares at 9/30/15 and 49,146,225 shares at 12/31/14	(2,346)	(2,259)
Total shareholders’ equity	7,622	7,402
Total liabilities and shareholders’ equity	$71,012	$69,186
See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)
Comerica Incorporated and Subsidiaries

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except per share data)	2015	2014	2015	2014
INTEREST INCOME
Interest and fees on loans	$390	$381	$1,156	$1,142
Interest on investment securities	54	52	160	160
Interest on short-term investments	4	3	11	10
Total interest income	448	436	1,327	1,312
INTEREST EXPENSE
Interest on deposits	11	11	33	33
Interest on medium- and long-term debt	15	11	38	39
Total interest expense	26	22	71	72
Net interest income	422	414	1,256	1,240
Provision for credit losses	26	5	87	25
Net interest income after provision for credit losses	396	409	1,169	1,215
NONINTEREST INCOME
Service charges on deposit accounts	56	54	167	162
Fiduciary income	47	44	142	133
Commercial lending fees	22	26	69	69
Card fees	75	23	214	68
Letter of credit fees	13	14	39	43
Bank-owned life insurance	10	11	29	31
Foreign exchange income	10	9	29	30
Brokerage fees	5	4	13	13
Net securities losses	—	(1)	(2)	—
Other noninterest income	26	31	80	94
Total noninterest income	264	215	780	643
NONINTEREST EXPENSES
Salaries and benefits expense	243	248	747	735
Net occupancy expense	41	46	118	125
Equipment expense	14	14	40	43
Outside processing fee expense	86	31	249	89
Software expense	26	25	73	72
Litigation-related expense	(3)	(2)	(32)	4
FDIC insurance expense	9	9	27	25
Advertising expense	6	5	17	16
Gain on debt redemption	—	(32)	—	(32)
Other noninterest expenses	39	53	117	130
Total noninterest expenses	461	397	1,356	1,207
Income before income taxes	199	227	593	651
Provision for income taxes	63	73	188	207
NET INCOME	136	154	405	444
Less income allocated to participating securities	2	2	5	6
Net income attributable to common shares	$134	$152	$400	$438
Earnings per common share:
Basic	$0.76	$0.85	$2.27	$2.44
Diluted	0.74	0.82	2.20	2.35

Comprehensive income	187	141	472	518

Cash dividends declared on common stock	37	36	110	107
Cash dividends declared per common share	0.21	0.20	0.62	0.59
See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (unaudited)
Comerica Incorporated and Subsidiaries

	Common Stock			Accumulated Other Comprehensive Loss			Total Shareholders’ Equity
(in millions, except per share data)	Shares Outstanding	Amount	Capital Surplus		Retained Earnings	Treasury Stock
BALANCE AT DECEMBER 31, 2013	182.3	$1,141	$2,179	$(391)	$6,318	$(2,097)	$7,150
Net income	—	—	—	—	444	—	444
Other comprehensive income, net of tax	—	—	—	74	—	—	74
Cash dividends declared on common stock ($0.59 per share)	—	—	—	—	(107)	—	(107)
Purchase of common stock	(4.1)	—	—	—	—	(200)	(200)
Net issuance of common stock under employee stock plans	2.0	—	(26)	—	(24)	91	41
Share-based compensation	—	—	31	—	—	—	31
Other	—	—	(1)	—	—	1	—
BALANCE AT SEPTEMBER 30, 2014	180.2	$1,141	$2,183	$(317)	$6,631	$(2,205)	$7,433

BALANCE AT DECEMBER 31, 2014	179.0	$1,141	$2,188	$(412)	$6,744	$(2,259)	$7,402
Net income	—	—	—	—	405	—	405
Other comprehensive income, net of tax	—	—	—	67	—	—	67
Cash dividends declared on common stock ($0.62 per share)	—	—	—	—	(110)	—	(110)
Purchase of common stock	(3.8)	—	—	—	—	(175)	(175)
Purchase and retirement of warrants	—	—	(10)	—	—	—	(10)
Net issuance of common stock under employee stock plans	1.0	—	(21)	—	(10)	45	14
Net issuance of common stock for warrants	1.0	—	(21)	—	(22)	43	—
Share-based compensation	—	—	29	—	—	—	29
BALANCE AT SEPTEMBER 30, 2015	177.2	$1,141	$2,165	$(345)	$7,007	$(2,346)	$7,622
See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
Comerica Incorporated and Subsidiaries

	Nine Months Ended September 30,
(in millions)	2015	2014
OPERATING ACTIVITIES
Net income	$405	$444
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	87	25
Provision (benefit) for deferred income taxes	(52)	7
Depreciation and amortization	90	92
Net periodic defined benefit cost	34	29
Share-based compensation expense	29	31
Net amortization of securities	11	9
Accretion of loan purchase discount	(6)	(25)
Net securities losses	2	—
Net gains on sales of foreclosed property	(2)	(3)
Gain on debt redemption	—	(32)
Excess tax benefits from share-based compensation arrangements	(3)	(6)
Net change in:
Trading securities	—	1
Accrued income receivable	(9)	(2)
Accrued expenses payable	(70)	(44)
Other, net	147	39
Net cash provided by operating activities	663	565
INVESTING ACTIVITIES
Investment securities available-for-sale:
Maturities and redemptions	1,282	1,328
Sales	51	—
Purchases	(1,933)	(1,413)
Investment securities held-to-maturity:
Maturities and redemptions	244	—
Purchases	(166)	—
Net change in loans	(436)	(2,254)
Proceeds from sales of foreclosed property	8	13
Net increase in premises and equipment	(78)	(38)
Sales of Federal Home Loan Bank stock	—	41
Other, net	5	(4)
Net cash used in investing activities	(1,023)	(2,327)
FINANCING ACTIVITIES
Net change in:
Deposits	1,361	4,205
Short-term borrowings	(7)	(51)
Medium- and long-term debt:
Maturities and redemptions	(606)	(1,406)
Issuances	1,016	596
Common stock:
Repurchases	(175)	(200)
Cash dividends paid	(109)	(101)
Issuances under employee stock plans	21	45
Purchase and retirement of warrants	(10)	—
Excess tax benefits from share-based compensation arrangements	3	6
Other, net	(5)	4
Net cash provided by financing activities	1,489	3,098
Net increase in cash and cash equivalents	1,129	1,336
Cash and cash equivalents at beginning of period	6,071	6,451
Cash and cash equivalents at end of period	$7,200	$7,787
Interest paid	$64	$74
Income tax paid	46	154
Noncash investing and financing activities:
Loans transferred to other real estate	9	13
Loans transferred from portfolio to held-for-sale	19	—
Lease residual transferred to other assets	16	—
See notes to consolidated financial statements.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

NOTE 1 - BASIS OF PRESENTATION AND ACCOUNTING POLICIES
Organization
The accompanying unaudited consolidated financial statements were prepared in accordance with United States (U.S.) generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation were included. The results of operations for the nine months ended September 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015. Certain items in prior periods were reclassified to conform to the current presentation. For further information, refer to the consolidated financial statements and footnotes thereto included in the Annual Report of Comerica Incorporated and Subsidiaries (the Corporation) on Form 10-K for the year ended December 31, 2014.
Revenue Recognition
In the first quarter 2015, the Corporation entered into a new contract for an existing debit card program. Guidance provided in Accounting Standards Code 605-45, "Principal Agent Considerations," indicates whether revenue should be reported gross or net for this type of arrangement. Management assessed various principal versus agent indicators provided in the guidance and concluded that the Corporation bears the risks and rewards of providing the services for the card program based on the new contract terms and, therefore, gross presentation of revenues and expenses is appropriate. This change in presentation resulted in increases of $48 million and $136 million to both "card fees" in noninterest income and "outside processing fee expense" in noninterest expenses for the three- and nine-month periods ended September 30, 2015, respectively.
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
In the second quarter 2015, the Corporation early adopted ASU 2015-03, "Interest - Imputation of Interest (Subtopic 835-30)," which amends the presentation of debt issuance costs in the balance sheet as a direct deduction from the carrying amount of the related debt liability rather than as a deferred charge. The new guidance was retrospectively applied, which resulted in a decrease of $4 million to both "accrued income and other assets" and "medium- and long-term debt" on the consolidated balance sheets as of December 31, 2014. Unamortized debt issuance costs deducted from the carrying amount of medium- and long-term debt totaled $9 million at September 30, 2015.
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
In February 2015, the FASB issued ASU 2015-02, "Consolidation (Topic 810): Amendments to the Consolidation Analysis," (ASU 2015-02), which makes targeted amendments to the considerations applied by reporting entities when determining if a legal entity should be consolidated, including placing more emphasis on risk of loss when determining a controlling financial interest. Low-income housing tax credit investments that meet the criteria for the proportional amortization method are not impacted by these amendments. ASU 2015-02 is effective for annual and interim periods beginning after December 15, 2015, and must be retrospectively applied. Early adoption is permitted. The Corporation does not expect the adoption of ASU 2015-02 to have a material effect on its financial condition and results of operations.
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

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

ASSETS AND LIABLILITIES RECORDED AT FAIR VALUE ON A RECURRING BASIS
The following tables present the recorded amount of assets and liabilities measured at fair value on a recurring basis as of September 30, 2015 and December 31, 2014.

(in millions)	Total	Level 1	Level 2	Level 3
September 30, 2015
Trading securities:
Deferred compensation plan assets	$89	$89	$—	$—
Equity and other non-debt securities	3	3	—	—
State and municipal securities	1	—	1	—
Total trading securities	93	92	1	—
Investment securities available-for-sale:
U.S. Treasury and other U.S. government agency securities	930	930	—	—
Residential mortgage-backed securities (a)	7,559	—	7,559	—
State and municipal securities	9	—	—	9	(b)
Corporate debt securities	45	—	44	1	(b)
Equity and other non-debt securities	206	137	—	69	(b)
Total investment securities available-for-sale	8,749	1,067	7,603	79
Derivative assets:
Interest rate contracts	375	—	364	11
Energy derivative contracts	459	—	459	—
Foreign exchange contracts	51	—	51	—
Warrants	3	—	—	3
Total derivative assets	888	—	874	14
Total assets at fair value	$9,730	$1,159	$8,478	$93
Derivative liabilities:
Interest rate contracts	$140	$—	$140	$—
Energy derivative contracts	456	—	456	—
Foreign exchange contracts	44	—	44	—
Other	1	—	—	1
Total derivative liabilities	641	—	640	1
Deferred compensation plan liabilities	89	89	—	—
Total liabilities at fair value	$730	$89	$640	$1

(a)	Residential mortgage-backed securities issued and/or guaranteed by U.S. government agencies or U.S. government-sponsored enterprises.

(b)	Auction-rate securities.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

(in millions)	Total	Level 1	Level 2	Level 3
December 31, 2014
Trading securities:
Deferred compensation plan assets	$94	$94	$—	$—
Investment securities available-for-sale:
U.S. Treasury and other U.S. government agency securities	526	526	—	—
Residential mortgage-backed securities (a)	7,274	—	7,274	—
State and municipal securities	23	—	—	23	(b)
Corporate debt securities	51	—	50	1	(b)
Equity and other non-debt securities	242	130	—	112	(b)
Total investment securities available-for-sale	8,116	656	7,324	136
Derivative assets:
Interest rate contracts	328	—	328	—
Energy derivative contracts	527	—	527	—
Foreign exchange contracts	39	—	39	—
Warrants	4	—	—	4
Total derivative assets	898	—	894	4
Total assets at fair value	$9,108	$750	$8,218	$140
Derivative liabilities:
Interest rate contracts	$102	$—	$102	$—
Energy derivative contracts	525	—	525	—
Foreign exchange contracts	34	—	34	—
Other	1	—	—	1
Total derivative liabilities	662	—	661	1
Deferred compensation plan liabilities	94	94	—	—
Total liabilities at fair value	$756	$94	$661	$1

(a)	Residential mortgage-backed securities issued and/or guaranteed by U.S. government agencies or U.S. government-sponsored enterprises.

(b)	Auction-rate securities.
There were no transfers of assets or liabilities recorded at fair value on a recurring basis into or out of Level 1, Level 2 and Level 3 fair value measurements during each of the three- and nine-month periods ended September 30, 2015 and 2014.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

The following table summarizes the changes in Level 3 assets and liabilities measured at fair value on a recurring basis for the three- and nine-month periods ended September 30, 2015 and 2014.

		Net Realized/Unrealized Gains (Losses) (Pretax)

	Balance at Beginning of Period	Recorded in Earnings				Recorded in Other Comprehensive Income			Balance at End of Period

(in millions)		Realized		Unrealized				Sales
Three Months Ended September 30, 2015
Investment securities available-for-sale:
State and municipal securities (a)	$23	$—		$—		$—		$(14)	$9
Corporate debt securities (a)	1	—		—		—		—	1
Equity and other non-debt securities (a)	71	—		—		(1)	(b)	(1)	69
Total investment securities available-for-sale	95	—		—		(1)	(b)	(15)	79
Derivative assets:
Interest rate contracts	2	—		9	(d)	—		—	11
Warrants	3	5	(d)	—		—		(5)	3
Derivative liabilities:
Other	1	—		—		—		—	1
Three Months Ended September 30, 2014
Investment securities available-for-sale:
State and municipal securities (a)	$23	$—		$—		$—		$—	$23
Corporate debt securities (a)	1	—		—		—		—	1
Equity and other non-debt securities (a)	118	1	(c)	—		1	(b)	(7)	113
Total investment securities available-for-sale	142	1	(c)	—		1	(b)	(7)	137
Derivative assets:
Warrants	4	2	(d)	—		—		(2)	4
Derivative liabilities:
Other	2	—		(1)	(c)	—		—	3
Nine Months Ended September 30, 2015
Investment securities available-for-sale:
State and municipal securities (a)	$23	$—		$—		$—		$(14)	$9
Corporate debt securities (a)	1	—		—		—		—	1
Equity and other non-debt securities (a)	112	(2)	(c)	—		—		(41)	69
Total investment securities available-for-sale	136	(2)	(c)	—		—		(55)	79
Derivative assets:
Interest rate contracts	—	—		11	(d)	—		—	11
Warrants	4	6	(d)	(1)	(d)	—		(6)	3
Derivative liabilities:
Other	1	—		—		—		—	1
Nine Months Ended September 30, 2014
Investment securities available-for-sale:
State and municipal securities (a)	$22	$—		$—		$1	(b)	$—	$23
Corporate debt securities (a)	1	—		—		—		—	1
Equity and other non-debt securities (a)	136	2	(c)	—		7	(b)	(32)	113
Total investment securities available-for-sale	159	2	(c)	—		8	(b)	(32)	137
Derivative assets:
Warrants	3	6	(d)	1	(d)	—		(6)	4
Derivative liabilities:
Other	2	—		(1)	(c)	—		—	3

(a)	Auction-rate securities.

(b)	Recorded in "net unrealized gains (losses) on investment securities available-for-sale" in other comprehensive income.

(c)	Realized and unrealized gains and losses due to changes in fair value recorded in "net securities gains" on the consolidated statements of comprehensive income.

(d)	Realized and unrealized gains and losses due to changes in fair value recorded in "other noninterest income" on the consolidated statements of comprehensive income.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

ASSETS AND LIABILITIES RECORDED AT FAIR VALUE ON A NONRECURRING BASIS
The Corporation may be required, from time to time, to record certain assets and liabilities at fair value on a nonrecurring basis. These include assets that are recorded at the lower of cost or fair value that were recognized at fair value below cost at the end of the period. The following table presents assets recorded at fair value on a nonrecurring basis at September 30, 2015 and December 31, 2014. No liabilities were recorded at fair value on a nonrecurring basis at September 30, 2015 and December 31, 2014.

(in millions)	Total	Level 2	Level 3
September 30, 2015
Loans held-for-sale:
Commercial	$12	$12	$—
Loans:
Commercial	124	—	124
Commercial mortgage	12	—	12
International	8	—	8
Total loans	144	—	144
Nonmarketable equity securities	1	—	1
Other real estate	3	—	3
Total assets at fair value	$160	$12	$148
December 31, 2014
Loans:
Commercial	38	—	$38
Commercial mortgage	26	—	26
Total loans	64	—	64
Nonmarketable equity securities	2	—	2
Other real estate	2	—	2
Total assets at fair value	$68	$—	$68
Level 3 assets recorded at fair value on a nonrecurring basis at September 30, 2015 and December 31, 2014 included loans for which a specific allowance was established based on the fair value of collateral and other real estate for which fair value of the properties was less than the cost basis. For both asset classes, the unobservable inputs were the additional adjustments applied by management to the appraised values to reflect such factors as non-current appraisals and revisions to estimated time to sell. These adjustments are determined based on qualitative judgments made by management on a case-by-case basis and are not quantifiable inputs, although they are used in the determination of fair value.
The following table presents quantitative information related to the significant unobservable inputs utilized in the Corporation's Level 3 recurring fair value measurement as of September 30, 2015 and December 31, 2014. The Corporation's Level 3 recurring fair value measurements include auction-rate securities where fair value is determined using an income approach based on a discounted cash flow model. The inputs in the table below reflect management's expectation of continued illiquidity in the secondary auction-rate securities market due to a lack of market activity for the issuers remaining in the portfolio, a lack of market incentives for issuer redemptions, and the expectation for a continuing low interest rate environment. The September 30, 2015 workout periods reflect management's view that short-term interest rates could begin to rise in 2015.

		Discounted Cash Flow Model
		Unobservable Input
	Fair Value (in millions)	Discount Rate	Workout Period (in years)
September 30, 2015
State and municipal securities (a)	$9	3% - 10%	1 - 3
Equity and other non-debt securities (a)	69	4% - 9%	1 - 2
December 31, 2014
State and municipal securities (a)	$23	3% - 9%	1 - 3
Equity and other non-debt securities (a)	112	4% - 8%	1 - 2

(a)	Auction-rate securities.

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
The carrying amount and estimated fair value of financial instruments not recorded at fair value in their entirety on a recurring basis on the Corporation’s consolidated balance sheets are as follows:

	Carrying Amount	Estimated Fair Value
(in millions)		Total	Level 1	Level 2	Level 3
September 30, 2015
Assets
Cash and due from banks	$1,101	$1,101	$1,101	$—	$—
Interest-bearing deposits with banks	6,099	6,099	6,099	—	—
Investment securities held-to-maturity	1,863	1,872	—	1,872	—
Loans held-for-sale (a)	15	15	—	15	—
Total loans, net of allowance for loan losses (b)	48,320	48,244	—	—	48,244
Customers’ liability on acceptances outstanding	5	5	5	—	—
Nonmarketable equity securities (c)	10	19	—	—	19
Restricted equity investments	92	92	92	—	—
Liabilities
Demand deposits (noninterest-bearing)	28,697	28,697	—	28,697	—
Interest-bearing deposits	25,945	25,945	—	25,945	—
Customer certificates of deposit	4,126	4,119	—	4,119	—
Total deposits	58,768	58,761	—	58,761	—
Short-term borrowings	109	109	109	—	—
Acceptances outstanding	5	5	5	—	—
Medium- and long-term debt	3,100	3,047	—	3,047	—
Credit-related financial instruments	(89)	(89)	—	—	(89)
December 31, 2014
Assets
Cash and due from banks	$1,026	$1,026	$1,026	$—	$—
Interest-bearing deposits with banks	5,045	5,045	5,045	—	—
Investment securities held-to-maturity	1,935	1,933	—	1,933	—
Loans held-for-sale (a)	5	5	—	5	—
Total loans, net of allowance for loan losses (b)	47,999	47,932	—	—	47,932
Customers’ liability on acceptances outstanding	10	10	10	—	—
Nonmarketable equity securities (c)	11	18	—	—	18
Restricted equity investments	92	92	92	—	—
Liabilities
Demand deposits (noninterest-bearing)	27,224	27,224	—	27,224	—
Interest-bearing deposits	25,841	25,841	—	25,841	—
Customer certificates of deposit	4,421	4,411	—	4,411	—
Total deposits	57,486	57,476	—	57,476	—
Short-term borrowings	116	116	116	—	—
Acceptances outstanding	10	10	10	—	—
Medium- and long-term debt	2,675	2,681	—	2,681	—
Credit-related financial instruments	(85)	(85)	—	—	(85)

(a)	Included $12 million and no impaired loans held-for-sale recorded at fair value on a nonrecurring basis at September 30, 2015 and December 31, 2014, respectively.

(b)	Included $144 million and $64 million of impaired loans recorded at fair value on a nonrecurring basis at September 30, 2015 and December 31, 2014, respectively.

(c)	Included $1 million and $2 million of nonmarketable equity securities recorded at fair value on a nonrecurring basis at September 30, 2015 and December 31, 2014, respectively.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

NOTE 3 - INVESTMENT SECURITIES
A summary of the Corporation’s investment securities follows:

(in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
September 30, 2015
Investment securities available-for-sale:
U.S. Treasury and other U.S. government agency securities	$917	$13	$—	$930
Residential mortgage-backed securities (a)	7,445	133	19	7,559
State and municipal securities	9	—	—	9
Corporate debt securities	45	—	—	45
Equity and other non-debt securities	206	1	1	206
Total investment securities available-for-sale (b)	$8,622	$147	$20	$8,749
Investment securities held-to-maturity (c):
Residential mortgage-backed securities (a)	$1,863	$10	$1	$1,872

December 31, 2014
Investment securities available-for-sale:
U.S. Treasury and other U.S. government agency securities	$526	$—	$—	$526
Residential mortgage-backed securities (a)	7,192	122	40	7,274
State and municipal securities	24	—	1	23
Corporate debt securities	51	—	—	51
Equity and other non-debt securities	242	1	1	242
Total investment securities available-for-sale (b)	$8,035	$123	$42	$8,116
Investment securities held-to-maturity (c):
Residential mortgage-backed securities (a)	$1,935	$—	$2	$1,933

(a)	Residential mortgage-backed securities issued and/or guaranteed by U.S. government agencies or U.S. government-sponsored enterprises.

(b)
Included auction-rate securities at amortized cost and fair value of $80 million and $79 million, respectively as of September 30, 2015 and $137 million and $136 million, respectively, as of December 31, 2014.

(c)
The amortized cost of investment securities held-to-maturity included net unrealized losses of $17 million at September 30, 2015 and $23 million at December 31, 2014 related to securities transferred from available-for-sale, which are included in accumulated other comprehensive loss.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

A summary of the Corporation’s investment securities in an unrealized loss position as of September 30, 2015 and December 31, 2014 follows:

	Temporarily Impaired
	Less than 12 Months			12 Months or more			Total
(in millions)	Fair Value	Unrealized Losses		Fair Value	Unrealized Losses		Fair Value	Unrealized Losses
September 30, 2015
Residential mortgage-backed securities (b)	$642	$3		$2,071	$37		$2,713	$40
State and municipal securities (c)	—	—		9	—	(a)	9	—	(a)
Corporate debt securities (c)	—	—		1	—	(a)	1	—	(a)
Equity and other non-debt securities (c)	70	1		—	—		70	1
Total temporarily impaired securities	$712	$4		$2,081	$37		$2,793	$41
December 31, 2014
U.S. Treasury and other U.S. government agency securities	$298	$—	(a)	$—	$—		$298	$—	(a)
Residential mortgage-backed securities (b)	626	3		3,112	71		3,738	74
State and municipal securities (c)	—	—		22	1		22	1
Corporate debt securities (c)	—	—		1	—	(a)	1	—	(a)
Equity and other non-debt securities (c)	—	—		112	1		112	1
Total temporarily impaired securities	$924	$3		$3,247	$73		$4,171	$76

(a)	Unrealized losses less than $0.5 million.

(b)	Residential mortgage-backed securities issued and/or guaranteed by U.S. government agencies or U.S. government-sponsored enterprises.

(c)	Auction-rate securities.
At September 30, 2015, the Corporation had 123 securities in an unrealized loss position with no credit impairment, including 68 residential mortgage-backed securities, 38 auction-rate preferred securities, 16 state and municipal auction-rate securities, and one corporate auction-rate debt security. As of September 30, 2015, approximately 94 percent of the aggregate par value of auction-rate securities have been redeemed or sold since acquisition, of which approximately 91 percent were redeemed at or above cost. The unrealized losses for these securities resulted from changes in market interest rates and liquidity. The Corporation ultimately expects full collection of the carrying amount of these securities, does not intend to sell the securities in an unrealized loss position, and it is not more-likely-than-not that the Corporation will be required to sell the securities in an unrealized loss position prior to recovery of amortized cost. The Corporation does not consider these securities to be other-than-temporarily impaired at September 30, 2015.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

Sales, calls and write-downs of investment securities available-for-sale resulted in the following gains and losses recorded in “net securities losses” on the consolidated statements of comprehensive income, computed based on the adjusted cost of the specific security.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2015	2014	2015	2014
Securities gains	$—	$—	$—	$1
Securities losses	—	(1)	(2)	(1)
Net securities losses	$—	$(1)	$(2)	$—
The following table summarizes the amortized cost and fair values of debt securities by contractual maturity. Securities with multiple maturity dates are classified in the period of final maturity. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(in millions)	Available-for-sale		Held-to-maturity
September 30, 2015	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Contractual maturity
Within one year	$74	$74	$—	$—
After one year through five years	1,123	1,136	—	—
After five years through ten years	929	976	—	—
After ten years	6,290	6,357	1,863	1,872
Subtotal	8,416	8,543	1,863	1,872
Equity and other non-debt securities	206	206
Total investment securities	$8,622	$8,749	$1,863	$1,872
Included in the contractual maturity distribution in the table above were residential mortgage-backed securities available-for-sale with total amortized cost and fair value of $7.4 billion and $7.6 billion, respectively, and residential mortgage-backed securities held-to-maturity with a total amortized cost and fair value of $1.9 billion. The actual cash flows of mortgage-backed securities may differ from contractual maturity as the borrowers of the underlying loans may exercise prepayment options.
At September 30, 2015, investment securities with a carrying value of $2.9 billion were pledged where permitted or required by law to secure $2.1 billion of liabilities, primarily public and other deposits of state and local government agencies and derivative instruments.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

NOTE 4 – CREDIT QUALITY AND ALLOWANCE FOR CREDIT LOSSES
The following table presents an aging analysis of the recorded balance of loans.

	Loans Past Due and Still Accruing
(in millions)	30-59 Days	60-89 Days	90 Days or More	Total	Nonaccrual Loans	Current Loans	Total Loans
September 30, 2015
Business loans:
Commercial	$83	$8	$2	$93	$214	$31,470	$31,777
Real estate construction:
Commercial Real Estate business line (a)	4	—	—	4	—	1,558	1,562
Other business lines (b)	1	—	—	1	1	310	312
Total real estate construction	5	—	—	5	1	1,868	1,874
Commercial mortgage:
Commercial Real Estate business line (a)	21	—	—	21	17	1,964	2,002
Other business lines (b)	13	3	2	18	49	6,718	6,785
Total commercial mortgage	34	3	2	39	66	8,682	8,787
Lease financing	—	—	—	—	8	743	751
International	3	—	1	4	8	1,370	1,382
Total business loans	125	11	5	141	297	44,133	44,571
Retail loans:
Residential mortgage	12	1	—	13	31	1,836	1,880
Consumer:
Home equity	5	1	—	6	28	1,680	1,714
Other consumer	2	—	—	2	1	774	777
Total consumer	7	1	—	8	29	2,454	2,491
Total retail loans	19	2	—	21	60	4,290	4,371
Total loans	$144	$13	$5	$162	$357	$48,423	$48,942
December 31, 2014
Business loans:
Commercial	$58	$13	$1	$72	$109	$31,339	$31,520
Real estate construction:
Commercial Real Estate business line (a)	3	—	—	3	1	1,602	1,606
Other business lines (b)	12	—	—	12	1	336	349
Total real estate construction	15	—	—	15	2	1,938	1,955
Commercial mortgage:
Commercial Real Estate business line (a)	8	1	1	10	22	1,758	1,790
Other business lines (b)	16	12	2	30	73	6,711	6,814
Total commercial mortgage	24	13	3	40	95	8,469	8,604
Lease financing	—	—	—	—	—	805	805
International	9	—	—	9	—	1,487	1,496
Total business loans	106	26	4	136	206	44,038	44,380
Retail loans:
Residential mortgage	9	2	—	11	36	1,784	1,831
Consumer:
Home equity	5	3	—	8	30	1,620	1,658
Other consumer	12	—	1	13	1	710	724
Total consumer	17	3	1	21	31	2,330	2,382
Total retail loans	26	5	1	32	67	4,114	4,213
Total loans	$132	$31	$5	$168	$273	$48,152	$48,593

(a)	Primarily loans to real estate developers.

(b)	Primarily loans secured by owner-occupied real estate.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

The following table presents loans by credit quality indicator, based on internal risk ratings assigned to each business loan at the time of approval and subjected to subsequent reviews, generally at least annually, and to pools of retail loans with similar risk characteristics.

	Internally Assigned Rating
(in millions)	Pass (a)	Special Mention (b)	Substandard (c)	Nonaccrual (d)	Total
September 30, 2015
Business loans:
Commercial	$29,571	$1,035	$957	$214	$31,777
Real estate construction:
Commercial Real Estate business line (e)	1,554	—	8	—	1,562
Other business lines (f)	303	—	8	1	312
Total real estate construction	1,857	—	16	1	1,874
Commercial mortgage:
Commercial Real Estate business line (e)	1,920	33	32	17	2,002
Other business lines (f)	6,441	160	135	49	6,785
Total commercial mortgage	8,361	193	167	66	8,787
Lease financing	719	16	8	8	751
International	1,281	69	24	8	1,382
Total business loans	41,789	1,313	1,172	297	44,571
Retail loans:
Residential mortgage	1,816	1	32	31	1,880
Consumer:
Home equity	1,682	1	3	28	1,714
Other consumer	757	9	10	1	777
Total consumer	2,439	10	13	29	2,491
Total retail loans	4,255	11	45	60	4,371
Total loans	$46,044	$1,324	$1,217	$357	$48,942
December 31, 2014
Business loans:
Commercial	$30,310	$560	$541	$109	$31,520
Real estate construction:
Commercial Real Estate business line (e)	1,594	11	—	1	1,606
Other business lines (f)	336	7	5	1	349
Total real estate construction	1,930	18	5	2	1,955
Commercial mortgage:
Commercial Real Estate business line (e)	1,652	69	47	22	1,790
Other business lines (f)	6,434	138	169	73	6,814
Total commercial mortgage	8,086	207	216	95	8,604
Lease financing	778	26	1	—	805
International	1,468	15	13	—	1,496
Total business loans	42,572	826	776	206	44,380
Retail loans:
Residential mortgage	1,790	2	3	36	1,831
Consumer:
Home equity	1,620	—	8	30	1,658
Other consumer	718	3	2	1	724
Total consumer	2,338	3	10	31	2,382
Total retail loans	4,128	5	13	67	4,213
Total loans	$46,700	$831	$789	$273	$48,593

(a)	Includes all loans not included in the categories of special mention, substandard or nonaccrual.

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

(e)	Primarily loans to real estate developers.

(f)	Primarily loans secured by owner-occupied real estate.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

The following table summarizes nonperforming assets.

(in millions)	September 30, 2015	December 31, 2014
Nonaccrual loans	$357	$273
Reduced-rate loans (a)	12	17
Total nonperforming loans	369	290
Foreclosed property (b)	12	10
Total nonperforming assets	$381	$300

(a)
Reduced-rate business loans were zero at both September 30, 2015 and December 31, 2014, and reduced-rate retail loans were $12 million and $17 million at September 30, 2015 and December 31, 2014, respectively.

(b)	Foreclosed residential real estate properties.
Nonaccrual loans included retail loans secured by residential real estate properties in process of foreclosure of $1 million at September 30, 2015.
Allowance for Credit Losses
The following table details the changes in the allowance for loan losses and related loan amounts.

	2015			2014
(in millions)	Business Loans	Retail Loans	Total	Business Loans	Retail Loans	Total

Three Months Ended September 30
Allowance for loan losses:
Balance at beginning of period	$563	$55	$618	$528	$63	$591
Loan charge-offs	(31)	(3)	(34)	(20)	(4)	(24)
Recoveries on loans previously charged-off	10	1	11	19	2	21
Net loan charge-offs	(21)	(2)	(23)	(1)	(2)	(3)
Provision for loan losses	25	3	28	2	2	4
Foreign currency translation adjustment	(1)	—	(1)	—	—	—
Balance at end of period	$566	$56	$622	$529	$63	$592

Nine Months Ended September 30
Allowance for loan losses:
Balance at beginning of period	$534	$60	$594	$531	$67	$598
Loan charge-offs	(83)	(9)	(92)	(71)	(11)	(82)
Recoveries on loans previously charged-off	38	5	43	50	8	58
Net loan charge-offs	(45)	(4)	(49)	(21)	(3)	(24)
Provision for loan losses	79	—	79	19	(1)	18
Foreign currency translation adjustment	(2)	—	(2)	—	—	—
Balance at end of period	$566	$56	$622	$529	$63	$592

As a percentage of total loans	1.27%	1.29%	1.27%	1.21%	1.52%	1.24%

September 30
Allowance for loan losses:
Individually evaluated for impairment	$47	$—	$47	$40	$—	$40
Collectively evaluated for impairment	519	56	575	489	63	552
Total allowance for loan losses	$566	$56	$622	$529	$63	$592
Loans:
Individually evaluated for impairment	$338	$51	$389	$204	$44	$248
Collectively evaluated for impairment	44,233	4,318	48,551	43,384	4,073	47,457
Purchased credit impaired (PCI) loans	—	2	2	—	3	3
Total loans evaluated for impairment	$44,571	$4,371	$48,942	$43,588	$4,120	$47,708

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

Changes in the allowance for credit losses on lending-related commitments, included in "accrued expenses and other liabilities" on the consolidated balance sheets, are summarized in the following table.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2015	2014	2015	2014
Balance at beginning of period	$50	$42	$41	$36
Charge-offs on lending related commitments (a)	—	—	(1)	—
Provision for credit losses on lending-related commitments	(2)	1	8	7
Balance at end of period	$48	$43	$48	$43
(a)    Charge-offs result from the sale of unfunded lending-related commitments.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

Individually Evaluated Impaired Loans
The following table presents additional information regarding individually evaluated impaired loans.

	Recorded Investment In:
(in millions)	Impaired Loans with No Related Allowance	Impaired Loans with Related Allowance	Total Impaired Loans	Unpaid Principal Balance	Related Allowance for Loan Losses
September 30, 2015
Business loans:
Commercial	$60	$216	$276	$327	$37
Real estate construction:
Other business lines (a)	—	1	1	1	—
Commercial mortgage:
Commercial Real Estate business line (b)	7	8	15	38	2
Other business lines (a)	6	30	36	52	5
Total commercial mortgage	13	38	51	90	7
International	—	10	10	17	3
Total business loans	73	265	338	435	47
Retail loans:
Residential mortgage	31	—	31	32	—
Consumer:
Home equity	12	—	12	16	—
Other consumer	8	—	8	11	—
Total consumer	20	—	20	27	—
Total retail loans (c)	51	—	51	59	—
Total individually evaluated impaired loans	$124	$265	$389	$494	$47
December 31, 2014
Business loans:
Commercial	$7	$103	$110	$148	$29
Real estate construction:
Other business lines (a)	—	1	1	1	—
Commercial mortgage:
Commercial Real Estate business line (b)	—	19	19	41	8
Other business lines (a)	4	43	47	63	2
Total commercial mortgage	4	62	66	104	10
Total business loans	11	166	177	253	39
Retail loans:
Residential mortgage	25	—	25	28	—
Consumer:
Home equity	12	—	12	16	—
Other consumer	5	—	5	7	—
Total consumer	17	—	17	23	—
Total retail loans (c)	42	—	42	51	—
Total individually evaluated impaired loans	$53	$166	$219	$304	$39

(a)	Primarily loans secured by owner-occupied real estate.

(b)	Primarily loans to real estate developers.

(c)	Individually evaluated retail loans had no related allowance for loan losses, primarily due to policy changes which resulted in direct write-downs of restructured retail loans.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

The following table presents information regarding average individually evaluated impaired loans and the related interest recognized. Interest income recognized for the period primarily related to performing restructured loans.

	Individually Evaluated Impaired Loans
	2015		2014
(in millions)	Average Balance for the Period	Interest Income Recognized for the Period	Average Balance for the Period	Interest Income Recognized for the Period
Three Months Ended September 30
Business loans:
Commercial	$236	$1	$74	$1
Real estate construction:
Commercial Real Estate business line (a)	—	—	16	—
Commercial mortgage:
Commercial Real Estate business line (a)	15	—	49	—
Other business lines (b)	37	1	70	—
Total commercial mortgage	52	1	119	—
International	10	—	1	—
Total business loans	298	2	210	1
Retail loans:
Residential mortgage	23	—	29	—
Consumer loans:
Home equity	12	—	11	—
Other consumer	7	—	4	—
Total consumer	19	—	15	—
Total retail loans	42	—	44	—
Total individually evaluated impaired loans	$340	$2	$254	$1
Nine Months Ended September 30
Business loans:
Commercial	$172	$3	$68	$1
Real estate construction:
Commercial Real Estate business line (a)	—	—	17	—
Other business lines (b)	—	—	1	—
Total real estate construction	—	—	18	—
Commercial mortgage:
Commercial Real Estate business line (a)	17	—	56	—
Other business lines (b)	41	1	68	2
Total commercial mortgage	58	1	124	2
International	5	—	2	—
Total business loans	235	4	212	3
Retail loans:
Residential mortgage	23	—	31	—
Consumer:
Home equity	12	—	12	—
Other consumer	6	—	4	—
Total consumer	18	—	16	—
Total retail loans	41	—	47	—
Total individually evaluated impaired loans	$276	$4	$259	$3

(a)	Primarily loans to real estate developers.

(b)	Primarily loans secured by owner-occupied real estate.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

Troubled Debt Restructurings
The following tables detail the recorded balance at September 30, 2015 and 2014 of loans considered to be TDRs that were restructured during the three- and nine-month periods ended September 30, 2015 and 2014, by type of modification. In cases of loans with more than one type of modification, the loans were categorized based on the most significant modification.

	2015			2014
	Type of Modification			Type of Modification
(in millions)	Principal Deferrals (a)	Interest Rate Reductions	Total Modifications	Principal Deferrals (a)	Interest Rate Reductions	Total Modifications
Three Months Ended September 30
Business loans:
Commercial	$100	$—	$100	$2	$—	$2
Commercial mortgage:
Commercial Real Estate business line (b)	7	—	7	—	—	—
Other business lines (c)	3	—	3	6	—	6
Total commercial mortgage	10	—	10	6	—	6
International	2	—	2	—	—	—
Total business loans	112	—	112	8	—	8
Retail loans:
Residential mortgage	18	—	18	—	—	—
Consumer:
Home equity	1	1	2	1	—	1
Total retail loans	19	1	20	1	—	1
Total loans	$131	$1	$132	$9	$—	$9
Nine Months Ended September 30
Business loans:
Commercial	$102	$—	$102	$3	$—	$3
Commercial mortgage:
Commercial Real Estate business line (b)	9	—	9	—	—	—
Other business lines (c)	7	—	7	10	—	10
Total commercial mortgage	16	—	16	10	—	10
International	2	—	2	1	—	1
Total business loans	120	—	120	14	—	14
Retail loans:
Residential mortgage	18	—	18	—	—	—
Consumer:
Home equity	1	1	2	1	2	3
Total retail loans	19	1	20	1	2	3
Total loans	$139	$1	$140	$15	$2	$17

(a)	Primarily represents loan balances where terms were extended 90 days or more at or above contractual interest rates.

(b)	Primarily loans to real estate developers.

(c)	Primarily loans secured by owner-occupied real estate.
Commitments to lend additional funds to borrowers whose terms have been modified in TDRs were $1 million at September 30, 2015 and $3 million at December 31, 2014.
The majority of the modifications considered to be TDRs that occurred during the nine months ended September 30, 2015 and 2014 were principal deferrals. The Corporation charges interest on principal balances outstanding during deferral periods. Additionally, none of the modifications involved forgiveness of principal. As a result, the current and future financial effects of the recorded balance of loans considered to be TDRs that were restructured during the nine months ended September 30, 2015 and 2014 were insignificant.
On an ongoing basis, the Corporation monitors the performance of modified loans to their restructured terms. In the event of a subsequent default, the allowance for loan losses continues to be reassessed on the basis of an individual evaluation of the loan.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

The following table presents information regarding the recorded balance at September 30, 2015 and 2014 of loans modified by principal deferral during the twelve-month periods ended September 30, 2015 and 2014, and those principal deferrals which experienced a subsequent default during the three- and nine-month periods ended September 30, 2015 and 2014. For principal deferrals, incremental deterioration in the credit quality of the loan, represented by a downgrade in the risk rating of the loan, for example, due to missed interest payments or a reduction of collateral value, is considered a subsequent default.

	2015				2014
(in millions)	Balance at September 30		Subsequent Default in the Three Months Ended September 30	Subsequent Default in the Nine Months Ended September 30	Balance at September 30		Subsequent Default in the Three Months Ended September 30	Subsequent Default in the Nine Months Ended September 30
Principal deferrals:
Business loans:
Commercial	$108		$1	$3	$13		$6	$9
Commercial mortgage:
Commercial Real Estate business line (a)	9		—	—	4		—	—
Other business lines (b)	7		—	1	10		4	4
Total commercial mortgage	16		—	1	14		4	4
International	2		—	—	1		—	—
Total business loans	126		1	4	28		10	13
Retail loans:
Residential mortgage	18	(c)	—	—	2	(c)	—	—
Consumer:
Home equity	1	(c)	—	—	2	(c)	—	—
Total retail loans	19		—	—	4		—	—
Total principal deferrals	$145		$1	$4	$32		$10	$13

(a)	Primarily loans to real estate developers.

(b)	Primarily loans secured by owner-occupied real estate.

(c)	Includes bankruptcy loans for which the court has discharged the borrower's obligation and the borrower has not reaffirmed the debt.
During the twelve-month periods ended September 30, 2015 and 2014, loans with a carrying value of $2 million and $3 million, respectively, were modified by interest rate reduction. For reduced-rate loans a subsequent payment default is defined in terms of delinquency, when a principal or interest payment is 90 days past due. There were no subsequent payment defaults of reduced-rate loans during the three- and nine-month periods ended September 30, 2015 and 2014.
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
No allowance for loan losses was required on the acquired PCI loan pools at both September 30, 2015 and December 31, 2014. The carrying amount of acquired PCI loans included in the consolidated balance sheet and the related outstanding balance at September 30, 2015 and December 31, 2014 were as follows.

(in millions)	September 30, 2015	December 31, 2014
Acquired PCI loans:
Carrying amount	$2	$2
Outstanding balance (principal and unpaid interest)	6	8
Changes in the accretable yield for acquired PCI loans for the three- and nine-month periods ended September 30, 2015 and 2014 were as follows.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2015	2014	2015	2014
Balance at beginning of period	$1	$6	$1	$15
Reclassifications from nonaccretable	1	1	2	10
Accretion	(1)	(1)	(2)	(19)
Balance at end of period	$1	$6	$1	$6

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
Credit risk is the possible loss that may occur in the event of nonperformance by the counterparty to a financial instrument. The Corporation attempts to minimize credit risk arising from customer-initiated derivatives by evaluating the creditworthiness of each customer, adhering to the same credit approval process used for traditional lending activities and obtaining collateral as deemed necessary. Derivatives with dealer counterparties are either cleared through a clearinghouse or settled directly with a single counterparty. For derivatives settled directly with dealer counterparties, the Corporation utilizes counterparty risk limits and monitoring procedures as well as master netting arrangements and bilateral collateral agreements to facilitate the management of credit risk. Master netting arrangements effectively reduce credit risk by permitting settlement of positive and negative positions and offset cash collateral held with the same counterparty on a net basis. Bilateral collateral agreements require daily exchange of cash or highly rated securities issued by the U.S. Treasury or other U.S. government entities to collateralize amounts due to either party beyond certain risk limits. At September 30, 2015, counterparties with bilateral collateral agreements had pledged $143 million of marketable investment securities and deposited $342 million of cash with the Corporation to secure the fair value of contracts in an unrealized gain position, and the Corporation had pledged $12 million of marketable investment securities and posted $6 million of cash as collateral for contracts in an unrealized loss position. For those counterparties not covered under bilateral collateral agreements, collateral is obtained, if deemed necessary, based on the results of management’s credit evaluation of the counterparty. Collateral varies, but may include cash, investment securities, accounts receivable, equipment or real estate. Included in the fair value of derivative instruments are credit valuation adjustments reflecting counterparty credit risk. These adjustments are determined by applying a credit spread for the counterparty or the Corporation, as appropriate, to the total expected exposure of the derivative.
The aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a liability position at September 30, 2015 was $5 million, for which the Corporation had pledged collateral of $1 million. The credit-risk-related contingent features require the Corporation's debt to maintain an investment grade credit rating from each of the major credit rating agencies. If the Corporation's debt were to fall below investment grade, the counterparties to the derivative instruments could require additional overnight collateral on derivative instruments in net liability positions. If the credit-risk-related contingent features underlying these agreements had been triggered on September 30, 2015, the Corporation would have been required to assign an additional $4 million of collateral to its counterparties.
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

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

counterparties to credit approvals, limits and collateral monitoring procedures similar to those used in making other extensions of credit. In addition, certain derivative contracts executed bilaterally with a dealer counterparty in the over-the-counter market are cleared through a clearinghouse, whereby the clearinghouse becomes the counterparty to the transaction.
The following table presents the composition of the Corporation’s derivative instruments held or issued for risk management purposes or in connection with customer-initiated and other activities at September 30, 2015 and December 31, 2014. The table excludes commitments, warrants accounted for as derivatives and a derivative related to the Corporation’s 2008 sale of its remaining ownership of Visa shares.

	September 30, 2015			December 31, 2014
		Fair Value			Fair Value
(in millions)	Notional/ Contract Amount (a)	Gross Derivative Assets	Gross Derivative Liabilities	Notional/ Contract Amount (a)	Gross Derivative Assets	Gross Derivative Liabilities
Risk management purposes
Derivatives designated as hedging instruments
Interest rate contracts:
Swaps - fair value - receive fixed/pay floating	$2,525	$186	$—	$1,800	$175	$—
Derivatives used as economic hedges
Foreign exchange contracts:
Spot, forwards and swaps	632	1	1	508	4	—
Total risk management purposes	3,157	187	1	2,308	179	—
Customer-initiated and other activities
Interest rate contracts:
Caps and floors written	270	—	—	274	—	—
Caps and floors purchased	270	—	—	274	—	—
Swaps	12,073	189	140	11,780	153	102
Total interest rate contracts	12,613	189	140	12,328	153	102
Energy contracts:
Caps and floors written	714	—	101	1,218	—	173
Caps and floors purchased	714	101	—	1,218	173	—
Swaps	2,130	358	355	2,496	354	352
Total energy contracts	3,558	459	456	4,932	527	525
Foreign exchange contracts:
Spot, forwards, options and swaps	2,028	50	43	1,994	35	34
Total customer-initiated and other activities	18,199	698	639	19,254	715	661
Total gross derivatives	$21,356	885	640	$21,562	894	661
Amounts offset in the consolidated balance sheets:
Netting adjustment - Offsetting derivative assets/liabilities		(123)	(123)		(133)	(133)
Netting adjustment - Cash collateral received/posted		(282)	(6)		(262)	—
Net derivatives included in the consolidated balance sheets (b)		480	511		499	528
Amounts not offset in the consolidated balance sheets:
Marketable securities pledged under bilateral collateral agreements		(141)	(12)		(239)	(2)
Net derivatives after deducting amounts not offset in the consolidated balance sheets		$339	$499		$260	$526

(a)
Notional or contractual amounts, which represent the extent of involvement in the derivatives market, are used to determine the contractual cash flows required in accordance with the terms of the agreement. These amounts are typically not exchanged, significantly exceed amounts subject to credit or market risk and are not reflected in the consolidated balance sheets.

(b)
Net derivative assets are included in “accrued income and other assets” and net derivative liabilities are included in “accrued expenses and other liabilities” on the consolidated balance sheets. Included in the fair value of net derivative assets and net derivative liabilities are credit valuation adjustments reflecting counterparty credit risk and credit risk of the Corporation. The fair value of net derivative assets included credit valuation adjustments for counterparty credit risk of $5 million and $2 million at September 30, 2015 and December 31, 2014, respectively.

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
The Corporation entered into interest rate swap agreements for interest rate risk management purposes. These interest rate swap agreements effectively modify the Corporation’s exposure to interest rate risk by converting fixed-rate debt to a floating rate. These agreements involve the receipt of fixed-rate interest amounts in exchange for floating-rate interest payments over the life of the agreement, without an exchange of the underlying principal amount. Risk management fair value interest rate swaps generated net interest income of $18 million for both the three-month periods ended September 30, 2015 and 2014, and $52 million and $54 million for the nine months ended September 30, 2015 and 2014, respectively. The Corporation recognized $3 million of net gains and $1 million of net losses for the three months ended September 30, 2015 and 2014, respectively, and $2 million of net gains and $1 million of net losses for the nine months ended September 30, 2015 and 2014, respectively, for the ineffective portion of risk management derivative instruments designated as fair value hedges of fixed-rate debt, included in "other noninterest income" in the consolidated statements of comprehensive income.
Foreign exchange rate risk arises from changes in the value of certain assets and liabilities denominated in foreign currencies. The Corporation employs spot and forward contracts in addition to swap contracts to manage exposure to these and other risks. The Corporation recognized $1 million of net gains for both the three- and nine-month periods ended September 30, 2015 and an insignificant amount of net gains for the three- and nine-month periods ended September 30, 2014 on risk management derivative instruments used as economic hedges, included in "other noninterest income" in the consolidated statements of comprehensive income. The following table summarizes the expected weighted average remaining maturity of the notional amount of risk management interest rate swaps and the weighted average interest rates associated with amounts expected to be received or paid on interest rate swap agreements as of September 30, 2015 and December 31, 2014.

		Weighted Average
(dollar amounts in millions)	Notional Amount	Remaining Maturity (in years)	Receive Rate	Pay Rate (a)
September 30, 2015
Swaps - fair value - receive fixed/pay floating rate
Medium- and long-term debt designation	$2,525	5.3	3.89%	1.00%
December 31, 2014
Swaps - fair value - receive fixed/pay floating rate
Medium- and long-term debt designation	1,800	4.6	4.54	0.49

(a)	Variable rates paid on receive fixed swaps are based on six-month LIBOR rates in effect at September 30, 2015 and December 31, 2014.
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
For customer-initiated foreign exchange contracts where offsetting positions have not been taken, the Corporation manages the remaining inherent market risk through individual foreign currency position limits and aggregate value-at-risk limits. These limits are established annually and reviewed quarterly. For those customer-initiated derivative contracts which were not offset or where the Corporation holds a position within the limits described above, the Corporation recognized no net gains and $1 million of net gains in “other noninterest income” in the consolidated statements of comprehensive income for the three- and nine-month periods ended September 30, 2015, respectively, and $1 million of net gains for both the three- and nine-month periods ended September 30, 2014.

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

		Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	Location of Gain	2015	2014	2015	2014
Interest rate contracts	Other noninterest income	$4	$3	$11	$11
Energy contracts	Other noninterest income	1	1	2	1
Foreign exchange contracts	Foreign exchange income	9	9	27	29
Total		$14	$13	$40	$41
Credit-Related Financial Instruments
The Corporation issues off-balance sheet financial instruments in connection with commercial and consumer lending activities. The Corporation’s credit risk associated with these instruments is represented by the contractual amounts indicated in the following table.

(in millions)	September 30, 2015	December 31, 2014
Unused commitments to extend credit:
Commercial and other	$26,887	$27,905
Bankcard, revolving check credit and home equity loan commitments	2,376	2,151
Total unused commitments to extend credit	$29,263	$30,056
Standby letters of credit	$3,993	$3,880
Commercial letters of credit	59	75
Other credit-related financial instruments	1	1
The Corporation maintains an allowance to cover probable credit losses inherent in lending-related commitments, including unused commitments to extend credit, letters of credit and financial guarantees. At September 30, 2015 and December 31, 2014, the allowance for credit losses on lending-related commitments, included in “accrued expenses and other liabilities” on the consolidated balance sheets, was $48 million and $41 million, respectively.
Unused Commitments to Extend Credit
Commitments to extend credit are legally binding agreements to lend to a customer, provided there is no violation of any condition established in the contract. These commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many commitments expire without being drawn upon, the total contractual amount of commitments does not necessarily represent future cash requirements of the Corporation. Commercial and other unused commitments are primarily variable rate commitments. The allowance for credit losses on lending-related commitments included $34 million and $30 million at September 30, 2015 and December 31, 2014, respectively, for probable credit losses inherent in the Corporation’s unused commitments to extend credit.
Standby and Commercial Letters of Credit
Standby letters of credit represent conditional obligations of the Corporation which guarantee the performance of a customer to a third party. Standby letters of credit are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing and similar transactions. Commercial letters of credit are issued to finance foreign or domestic trade transactions. These contracts expire in decreasing amounts through the year 2022. The Corporation may enter into participation arrangements with third parties that effectively reduce the maximum amount of future payments which may be required under standby and commercial letters of credit. These risk participations covered $295 million and $316 million, respectively, of the $4.1 billion and $4.0 billion standby and commercial letters of credit outstanding at September 30, 2015 and December 31, 2014, respectively.
The carrying value of the Corporation’s standby and commercial letters of credit, included in “accrued expenses and other liabilities” on the consolidated balance sheets, totaled $54 million at September 30, 2015, including $40 million in deferred fees and $14 million in the allowance for credit losses on lending-related commitments. At December 31, 2014, the comparable amounts were $55 million, $44 million and $11 million, respectively.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

The following table presents a summary of criticized standby and commercial letters of credit at September 30, 2015 and December 31, 2014. The Corporation's criticized list is generally consistent with the Special mention, Substandard and Doubtful categories defined by regulatory authorities. The Corporation manages credit risk through underwriting, periodically reviewing and approving its credit exposures using Board committee approved credit policies and guidelines.

(dollar amounts in millions)	September 30, 2015	December 31, 2014
Total criticized standby and commercial letters of credit	$104	$79
As a percentage of total outstanding standby and commercial letters of credit	2.6%	2.0%
Other Credit-Related Financial Instruments
The Corporation enters into credit risk participation agreements, under which the Corporation assumes credit exposure associated with a borrower’s performance related to certain interest rate derivative contracts. The Corporation is not a party to the interest rate derivative contracts and only enters into these credit risk participation agreements in instances in which the Corporation is also a party to the related loan participation agreement for such borrowers. The Corporation manages its credit risk on the credit risk participation agreements by monitoring the creditworthiness of the borrowers, which is based on the normal credit review process had it entered into the derivative instruments directly with the borrower. The notional amount of such credit risk participation agreement reflects the pro-rata share of the derivative instrument, consistent with its share of the related participated loan. As of September 30, 2015 and December 31, 2014, the total notional amount of the credit risk participation agreements was approximately $653 million and $598 million, respectively, and the fair value, included in customer-initiated interest rate contracts recorded in "accrued expenses and other liabilities" on the consolidated balance sheets, was insignificant at both September 30, 2015 and December 31, 2014. The maximum estimated exposure to these agreements, as measured by projecting a maximum value of the guaranteed derivative instruments, assuming 100 percent default by all obligors on the maximum values, was approximately $12 million and $7 million at September 30, 2015 and December 31, 2014, respectively. In the event of default, the lead bank has the ability to liquidate the assets of the borrower, in which case the lead bank would be required to return a percentage of the recouped assets to the participating banks. As of September 30, 2015, the weighted average remaining maturity of outstanding credit risk participation agreements was 2.4 years.
In 2008, the Corporation sold its remaining ownership of Visa Class B shares and entered into a derivative contract. Under the terms of the derivative contract, the Corporation will compensate the counterparty primarily for dilutive adjustments made to the conversion factor of the Visa Class B shares to Class A shares based on the ultimate outcome of litigation involving Visa. Conversely, the Corporation will be compensated by the counterparty for any increase in the conversion factor from anti-dilutive adjustments. The notional amount of the derivative contract was equivalent to approximately 780,000 Visa Class B shares. The fair value of the derivative liability, included in "accrued expenses and other liabilities" on the consolidated balance sheets, was $1 million at both September 30, 2015 and December 31, 2014.
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
The Corporation accounts for its interests in LIHTC entities using the proportional amortization method. Exposure to loss as a result of the Corporation’s involvement with LIHTC entities at September 30, 2015 was limited to approximately $383 million. Ownership interests in other community development projects which generate similar tax credits to investors (other tax credit entities) are accounted for under either the cost or equity method. Exposure to loss as a result of the Corporation's involvement in other tax credit entities at September 30, 2015 was limited to approximately $10 million.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

Investment balances, including all legally binding commitments to fund future investments, are included in “accrued income and other assets” on the consolidated balance sheets. A liability is recognized in “accrued expenses and other liabilities” on the consolidated balance sheets for all legally binding unfunded commitments to fund tax credit entities ($126 million at September 30, 2015). Amortization and other write-downs of LIHTC investments are presented on a net basis as a component of the "provision for income taxes" on the consolidated statements of comprehensive income, while amortization and write-downs of other tax credit investments are recorded in “other noninterest income." The income tax credits and deductions are recorded as a reduction of income tax expense and a reduction of federal income taxes payable.
The Corporation provided no financial or other support that was not contractually required to any of the above VIEs during the nine months ended September 30, 2015 and 2014.
The following table summarizes the impact of these tax credit entities on line items on the Corporation’s consolidated statements of comprehensive income.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2015	2014	2015	2014
Other noninterest income:
Amortization of other tax credit investments	$—	$(2)	$1	$(5)
Provision for income taxes:
Amortization of LIHTC investments	15	15	45	43
Low income housing tax credits	(15)	(15)	(45)	(43)
Other tax benefits related to tax credit entities	(5)	(6)	(15)	(19)
Total provision for income taxes	$(5)	$(6)	(15)	(19)
For further information on the Corporation’s consolidation policy, see Note 1 to the consolidated financial statements in the Corporation's 2014 Annual Report.
NOTE 7 - MEDIUM- AND LONG-TERM DEBT
Medium- and long-term debt is summarized as follows:

(in millions)	September 30, 2015	December 31, 2014
Parent company
Subordinated notes:
4.80% subordinated notes due 2015 (a)	$—	$304
3.80% subordinated notes due 2026 (a)	264	257
Medium-term notes:
3.00% notes due 2015	—	300
2.125% notes due 2019 (a)	354	347
Total parent company	618	1,208
Subsidiaries
Subordinated notes:
5.75% subordinated notes due 2016 (a) (b)	662	670
5.20% subordinated notes due 2017 (a)	538	548
4.00% subordinated notes due 2025 (a)	358	—
7.875% subordinated notes due 2026 (a)	228	227
Total subordinated notes	1,786	1,445
Medium-term notes:
2.50% notes due 2020 (a)	680	—
Other notes:
6.0% - 6.4% fixed-rate notes due 2020	16	22
Total subsidiaries	2,482	1,467
Total medium- and long-term debt	$3,100	$2,675

(a)
The fixed interest rates on these notes have been swapped to a variable rate and designated in a hedging relationship. Accordingly, carrying value has been adjusted to reflect the change in the fair value of the debt as a result of changes in the benchmark rate.

(b)	The fixed interest rate on $250 million of $600 million total par value of these notes have been swapped to a variable rate. The remaining amount is not swapped.
Subordinated notes with remaining maturities greater than one year qualify as Tier 2 capital.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

Comerica Bank, a wholly-owned subsidiary of the Corporation (the Bank), is a member of the FHLB, which provides short- and long-term funding to its members through advances collateralized by real estate-related assets. Actual borrowing capacity is contingent on the amount of collateral available to be pledged to the FHLB. At September 30, 2015, $14 billion of real estate-related loans were pledged to the FHLB as blanket collateral for potential future borrowings of approximately $6 billion.
In the second quarter 2015, the Bank issued $500 million of 2.50% medium-term notes due 2020, which were swapped to a floating rate based on six-month LIBOR. Proceeds were used for general corporate purposes.
In the third quarter 2015, the Bank issued $350 million of 4.00% subordinated notes due 2025 and $175 million of 2.50% medium-term notes due 2020, both of which were swapped to a floating rate based on six-month LIBOR. Proceeds were used for general corporate purposes.
NOTE 8 - ACCUMULATED OTHER COMPREHENSIVE LOSS
The following table presents a reconciliation of the changes in the components of accumulated other comprehensive loss and details the components of other comprehensive income (loss) for the nine months ended September 30, 2015 and 2014, including the amount of income tax expense (benefit) allocated to each component of other comprehensive income (loss).

	Nine Months Ended September 30,
(in millions)	2015	2014
Accumulated net unrealized gains (losses) on investment securities:
Balance at beginning of period, net of tax	$37	$(68)

Net unrealized holding gains arising during the period	44	85
Less: Provision for income taxes	16	30
Net unrealized holding gains arising during the period, net of tax	28	55
Less:
Net realized (losses) gains included in net securities (losses) gains	(2)	1
Less: Benefit for income taxes	(1)	—
Reclassification adjustment for net securities (losses) gains included in net income, net of tax	(1)	1
Less:
Net losses realized as a yield adjustment in interest on investment securities	(6)	—
Less: Benefit for income taxes	(2)	—
Reclassification adjustment for net losses realized as a yield adjustment included in net income, net of tax	(4)	—
Change in net unrealized gains (losses) on investment securities, net of tax	33	54
Balance at end of period, net of tax	$70	$(14)

Accumulated defined benefit pension and other postretirement plans adjustment:
Balance at beginning of period, net of tax	$(449)	$(323)

Amortization of actuarial net loss	53	30
Amortization of prior service cost	—	1
Amounts recognized in salaries and benefits expense	53	31
Less: Provision for income taxes	19	11
Change in defined benefit pension and other postretirement plans adjustment, net of tax	34	20
Balance at end of period, net of tax	$(415)	$(303)
Total accumulated other comprehensive loss at end of period, net of tax	$(345)	$(317)

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

NOTE 9 - NET INCOME PER COMMON SHARE
Basic and diluted net income per common share are presented in the following table.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except per share data)	2015	2014	2015	2014
Basic and diluted
Net income	$136	$154	$405	$444
Less:
Income allocated to participating securities	2	2	5	6
Net income attributable to common shares	$134	$152	$400	$438

Basic average common shares	176	179	176	179

Basic net income per common share	$0.76	$0.85	$2.27	$2.44

Basic average common shares	176	179	176	179
Dilutive common stock equivalents:
Net effect of the assumed exercise of stock options	2	2	2	2
Net effect of the assumed exercise of warrants	3	4	4	5
Diluted average common shares	181	185	182	186

Diluted net income per common share	$0.74	$0.82	$2.20	$2.35
The following average shares related to outstanding options to purchase shares of common stock were not included in the computation of diluted net income per common share because the options were anti-dilutive for the period.

	Three Months Ended September 30,		Nine Months Ended September 30,
(shares in millions)	2015	2014	2015	2014
Average outstanding options	4.6	6.0	5.4	7.3
Range of exercise prices	$46.68 - $60.82	$50.87 - $60.82	$46.68 - $60.82	$48.17 - $61.94
NOTE 10 - EMPLOYEE BENEFIT PLANS
Net periodic benefit costs are charged to "employee benefits expense" on the consolidated statements of comprehensive income. The components of net periodic benefit cost for the Corporation's qualified pension plan, non-qualified pension plan and postretirement benefit plan are as follows.

Qualified Defined Benefit Pension Plan	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2015	2014	2015	2014
Service cost	$9	$7	$27	$22
Interest cost	22	22	66	66
Expected return on plan assets	(40)	(33)	(120)	(99)
Amortization of prior service cost	1	1	3	4
Amortization of net loss	15	9	44	24
Net periodic defined benefit cost	$7	$6	$20	$17

Non-Qualified Defined Benefit Pension Plan	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2015	2014	2015	2014
Service cost	$1	$1	$3	$3
Interest cost	2	2	7	7
Amortization of prior service credit	(1)	(1)	(3)	(3)
Amortization of net loss	3	2	8	5
Net periodic defined benefit cost	$5	$4	$15	$12

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

Postretirement Benefit Plan	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2015	2014	2015	2014
Interest cost	$1	$—	$2	$2
Expected return on plan assets	(1)	(1)	(3)	(3)
Amortization of net loss	—	1	1	1
Net periodic postretirement benefit cost	$—	$—	$—	$—
For further information on the Corporation's employee benefit plans, refer to Note 17 to the consolidated financial statements in the Corporation's 2014 Annual Report.
NOTE 11 - INCOME TAXES AND TAX-RELATED ITEMS
At September 30, 2015, net unrecognized tax benefits were $22 million, compared to $14 million at December 31, 2014. The Corporation anticipates that it is reasonably possible that final settlement of federal and state tax issues will result in a decrease in net unrecognized tax benefits of $8 million within the next twelve months. Included in "accrued expense and other liabilities" on the consolidated balance sheets was a $3 million liability for tax-related interest and penalties at September 30, 2015 compared to $2 million at December 31, 2014.
Net deferred tax assets were $132 million at September 30, 2015, compared to $130 million at December 31, 2014. Deferred tax assets were evaluated for realization and it was determined that no valuation allowance was needed at both September 30, 2015 and December 31, 2014. This conclusion was based on sufficient taxable income in the carryback period and projected future reversals of existing taxable temporary differences to absorb the deferred tax assets.
In the ordinary course of business, the Corporation enters into certain transactions that have tax consequences. From time to time, the Internal Revenue Service (IRS) or other tax jurisdictions may review and/or challenge specific interpretive tax positions taken by the Corporation with respect to those transactions. The Corporation believes that its tax returns were filed based upon applicable statutes, regulations and case law in effect at the time of the transactions. The IRS or other tax jurisdictions, an administrative authority or a court, if presented with the transactions, could disagree with the Corporation’s interpretation of the tax law.
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
NOTE 12 - CONTINGENT LIABILITIES
Legal Proceedings
As previously reported in the Corporation's Form 10-K for the year ended December 31, 2014 and Form 10-Q for the periods ended March 31, 2015 and June 30, 2015, Comerica Bank, a wholly owned subsidiary of the Corporation, was named in November 2011 as a third-party defendant in Butte Local Development v. Masters Group v. Comerica Bank (“the case”), for lender liability. The case was tried in January 2014, in the Montana Second District Judicial Court for Silver Bow County in Butte, Montana. On January 17, 2014, a jury awarded Masters $52 million against the Bank. On July 1, 2015, after an appeal filed by the Corporation, the Montana Supreme Court ("the court") reversed the judgment against the Corporation and remanded the case for a new trial with instructions that Michigan law should apply. The court also reversed punitive and consequential damages previously awarded by the jury. The Corporation believes it has meritorious defenses to the remaining claims in this case and intends to continue to defend itself vigorously. Management believes that current reserves related to this case are adequate in the event of a negative outcome.
The Corporation and certain of its subsidiaries are subject to various other pending or threatened legal proceedings arising out of the normal course of business or operations. The Corporation believes it has meritorious defenses to the claims asserted against it in its other currently outstanding legal proceedings and, with respect to such legal proceedings, intends to continue to defend itself vigorously, litigating or settling cases according to management’s judgment as to what is in the best interests of the Corporation and its shareholders. Settlement may result from the Corporation's determination that it may be more prudent financially to settle, rather than litigate, and should not be regarded as an admission of liability. On at least a quarterly basis, the Corporation assesses its potential liabilities and contingencies in connection with outstanding legal proceedings utilizing the latest information available. On a case-by-case basis, reserves are established for those legal claims for which it is probable that a loss will be incurred either as a result of a settlement or judgment, and the amount of such loss can be reasonably estimated. The actual costs of resolving these claims may be substantially higher or lower than the amounts reserved. Based on current knowledge, and after consultation with legal counsel, management believes that current reserves are adequate, and the amount of any incremental liability arising

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

from these matters is not expected to have a material adverse effect on the Corporation’s consolidated financial condition, consolidated results of operations or consolidated cash flows. Legal fees of $5 million and $8 million were included in "other noninterest expenses" on the consolidated statements of income for the three-month periods ended September 30, 2015 and 2014, respectively, and $15 million and $18 million for the nine-month periods ended September 30, 2015 and 2014, respectively.
For matters where a loss is not probable, the Corporation has not established legal reserves. The Corporation believes the estimate of the aggregate range of reasonably possible losses, in excess of reserves established, for all legal proceedings in which it is involved is from zero to approximately $32 million at September 30, 2015. This estimated aggregate range of reasonably possible losses is based upon currently available information for those proceedings in which the Corporation is involved, taking into account the Corporation’s best estimate of such losses for those cases for which such estimate can be made. For certain cases, the Corporation does not believe that an estimate can currently be made. The Corporation’s estimate involves significant judgment, given the varying stages of the proceedings (including the fact that many are currently in preliminary stages), the existence in certain proceedings of multiple defendants (including the Corporation) whose share of liability has yet to be determined, the numerous yet-unresolved issues in many of the proceedings (including issues regarding class certification and the scope of many of the claims) and the attendant uncertainty of the various potential outcomes of such proceedings. Accordingly, the Corporation’s estimate will change from time to time, and actual losses may be more or less than the current estimate.
In the event of unexpected future developments, it is possible that the ultimate resolution of these matters, if unfavorable, may be material to the Corporation's consolidated financial condition, consolidated results of operations or consolidated cash flows.
For information regarding income tax contingencies, refer to Note 11.
NOTE 13 - BUSINESS SEGMENT INFORMATION
The Corporation has strategically aligned its operations into three major business segments: the Business Bank, the Retail Bank and Wealth Management. These business segments are differentiated based on the type of customer and the related products and services provided. In addition to the three major business segments, the Finance Division is also reported as a segment. Business segment results are produced by the Corporation’s internal management accounting system. This system measures financial results based on the internal business unit structure of the Corporation. The performance of the business segments is not comparable with the Corporation's consolidated results and is not necessarily comparable with similar information for any other financial institution. Additionally, because of the interrelationships of the various segments, the information presented is not indicative of how the segments would perform if they operated as independent entities. The management accounting system assigns balance sheet and income statement items to each business segment using certain methodologies, which are regularly reviewed and refined. These methodologies may be modified as the management accounting system is enhanced and changes occur in the organizational structure and/or product lines. For comparability purposes, amounts in all periods are based on business segments and methodologies in effect at September 30, 2015.
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
Business segment financial results are as follows:

(dollar amounts in millions)	Business Bank	Retail Bank	Wealth Management	Finance	Other	Total
Three Months Ended September 30, 2015
Earnings summary:
Net interest income (expense) (FTE)	$380	$158	$45	$(162)	$2	$423
Provision for credit losses	30	2	(3)	—	(3)	26
Noninterest income	145	49	59	15	(4)	264
Noninterest expenses	202	185	74	2	(2)	461
Provision (benefit) for income taxes (FTE)	99	7	12	(56)	2	64
Net income (loss)	$194	$13	$21	$(93)	$1	$136
Net loan charge-offs (recoveries)	$23	$1	$(1)	$—	$—	$23

Selected average balances:
Assets	$39,210	$6,518	$5,228	$12,177	$8,200	$71,333
Loans	38,113	5,835	5,024	—	—	48,972
Deposits	31,397	23,079	4,188	212	264	59,140

Statistical data:
Return on average assets (a)	1.98%	0.23%	1.62%	N/M	N/M	0.76%
Efficiency ratio (b)	38.41	89.33	71.11	N/M	N/M	67.08

(dollar amounts in millions)	Business Bank	Retail Bank	Wealth Management	Finance	Other	Total
Three Months Ended September 30, 2014
Earnings summary:
Net interest income (expense) (FTE)	$376	$153	$45	$(166)	$7	$415
Provision for credit losses	(4)	—	7	—	2	5
Noninterest income	97	42	59	15	2	215
Noninterest expenses	152	185	78	(29)	11	397
Provision (benefit) for income taxes (FTE)	114	3	7	(49)	(1)	74
Net income (loss)	$211	$7	$12	$(73)	$(3)	$154
Net loan charge-offs (recoveries)	$(2)	$—	$5	$—	$—	$3

Selected average balances:
Assets	$37,751	$6,273	$4,998	$11,023	$6,353	$66,398
Loans	36,746	5,605	4,808	—	—	47,159
Deposits	28,815	22,042	3,924	128	254	55,163

Statistical data:
Return on average assets (a)	2.24%	0.12%	0.98%	N/M	N/M	0.93%
Efficiency ratio b)	32.12	94.64	75.00	N/M	N/M	62.87

(a)	Return on average assets is calculated based on the greater of average assets or average liabilities and attributed equity.
(b)    Noninterest expenses as a percentage of the sum of net interest income (FTE) and noninterest income excluding net securities gains.
FTE – Fully Taxable Equivalent
N/M – not meaningful

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

(dollar amounts in millions)	Business Bank	Retail Bank	Wealth Management	Finance	Other	Total
Nine Months Ended September 30, 2015
Earnings summary:
Net interest income (expense) (FTE)	$1,123	$466	$133	$(470)	$7	$1,259
Provision for credit losses	115	(14)	(12)	—	(2)	87
Noninterest income	427	137	177	42	(3)	780
Noninterest expenses	578	542	225	7	4	1,356
Provision (benefit) for income taxes (FTE)	292	26	34	(162)	1	191
Net income (loss)	$565	$49	$63	$(273)	$1	$405
Net loan charge-offs (recoveries)	$54	$3	$(8)	$—	$—	$49

Selected average balances:
Assets	$39,002	$6,449	$5,137	$12,013	$7,087	$69,688
Loans	37,950	5,767	4,938	—	—	48,655
Deposits	30,594	22,746	4,082	159	270	57,851

Statistical data:
Return on average assets (a)	1.93%	0.28%	1.64%	N/M	N/M	0.78%
Efficiency ratio (b)	37.27	89.91	71.97	N/M	N/M	66.41

(dollar amounts in millions)	Business Bank	Retail Bank	Wealth Management	Finance	Other	Total
Nine Months Ended September 30, 2014
Earnings summary:
Net interest income (expense) (FTE)	$1,120	$454	$135	$(485)	$19	$1,243
Provision for credit losses	48	(5)	(11)	—	(7)	25
Noninterest income	288	124	181	44	6	643
Noninterest expenses	440	533	231	(24)	27	1,207
Provision (benefit) for income taxes (FTE)	314	17	34	(160)	5	210
Net income (loss)	$606	$33	$62	$(257)	$—	$444
Net loan charge-offs	$18	$6	$—	$—	$—	$24

Selected average balances:
Assets	$36,936	$6,241	$4,972	$11,069	$6,117	$65,335
Loans	35,964	5,572	4,791	—	—	46,327
Deposits	27,727	21,854	3,708	246	246	53,781

Statistical data:
Return on average assets (a)	2.19%	0.20%	1.65%	N/M	N/M	0.91%
Efficiency ratio (b)	31.28	92.03	73.40	N/M	N/M	63.99

(a)	Return on average assets is calculated based on the greater of average assets or average liabilities and attributed equity.
(b)    Noninterest expenses as a percentage of the sum of net interest income (FTE) and noninterest income excluding net securities gains.
FTE – Fully Taxable Equivalent
N/M – not meaningful
The Corporation operates in three primary markets - Texas, California, and Michigan, as well as in Arizona and Florida, with select businesses operating in several other states, and in Canada and Mexico. The Corporation produces market segment results for the Corporation’s three primary geographic markets as well as Other Markets. Other Markets includes Florida, Arizona, the International Finance division and businesses with a national perspective. The Finance & Other category includes the Finance segment and the Other category as previously described. Market segment results are provided as supplemental information to the business segment results and may not meet all operating segment criteria as set forth in GAAP. For comparability purposes, amounts in all periods are based on market segments and methodologies in effect at September 30, 2015.
A discussion of the financial results and the factors impacting performance can be found in the section entitled "Market Segments" in the financial review.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

Market segment financial results are as follows:

(dollar amounts in millions)	Michigan	California	Texas	Other Markets	Finance & Other	Total
Three Months Ended September 30, 2015
Earnings summary:
Net interest income (expense) (FTE)	$180	$187	$129	$87	$(160)	$423
Provision for credit losses	6	24	10	(11)	(3)	26
Noninterest income	85	38	34	96	11	264
Noninterest expenses	152	102	97	110	—	461
Provision (benefit) for income taxes (FTE)	36	37	20	25	(54)	64
Net income (loss)	$71	$62	$36	$59	$(92)	$136
Net loan charge-offs	$9	$10	$4	$—	$—	$23

Selected average balances:
Assets	$13,856	$17,060	$11,578	$8,462	$20,377	$71,333
Loans	13,223	16,789	10,997	7,963	—	48,972
Deposits	21,946	18,372	10,753	7,593	476	59,140

Statistical data:
Return on average assets (a)	1.23%	1.27%	1.16%	2.82%	N/M	0.76%
Efficiency ratio (b)	57.49	45.28	59.54	59.86	N/M	67.08

(dollar amounts in millions)	Michigan	California	Texas	Other Markets	Finance & Other	Total
Three Months Ended September 30, 2014
Earnings summary:
Net interest income (expense) (FTE)	$179	$182	$130	$83	$(159)	$415
Provision for credit losses	(8)	14	3	(6)	2	5
Noninterest income	83	37	36	42	17	215
Noninterest expenses	166	102	96	51	(18)	397
Provision (benefit) for income taxes (FTE)	38	40	25	21	(50)	74
Net income (loss)	$66	$63	$42	$59	$(76)	$154
Net loan charge-offs (recoveries)	$3	$6	$—	$(6)	$—	$3

Selected average balances:
Assets	$13,724	$15,768	$11,835	$7,695	$17,376	$66,398
Loans	13,248	15,509	11,147	7,255	—	47,159
Deposits	21,214	16,350	10,633	6,584	382	55,163

Statistical data:
Return on average assets (a)	1.19%	1.47%	1.40%	3.07%	N/M	0.93%
Efficiency ratio (b)	62.91	46.49	57.91	41.46	N/M	62.87

(a)	Return on average assets is calculated based on the greater of average assets or average liabilities and attributed equity.
(b)    Noninterest expenses as a percentage of the sum of net interest income (FTE) and noninterest income excluding net securities gains.
FTE – Fully Taxable Equivalent
N/M – not meaningful

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

(dollar amounts in millions)	Michigan	California	Texas	Other Markets	Finance & Other	Total
Nine Months Ended September 30, 2015
Earnings summary:
Net interest income (expense) (FTE)	$537	$543	$390	$252	$(463)	$1,259
Provision for credit losses	(15)	24	74	6	(2)	87
Noninterest income	251	112	101	277	39	780
Noninterest expenses	436	300	287	322	11	1,356
Provision (benefit) for income taxes (FTE)	124	124	48	56	(161)	191
Net income (loss)	$243	$207	$82	$145	$(272)	$405
Net loan charge-offs	$10	$16	$12	$11	$—	$49

Selected average balances:
Assets	$13,815	$16,741	$11,881	$8,151	$19,100	$69,688
Loans	13,245	16,473	11,260	7,677	—	48,655
Deposits	21,788	17,500	10,907	7,227	429	57,851

Statistical data:
Return on average assets (a)	1.42%	1.48%	0.88%	2.38%	N/M	0.78%
Efficiency ratio (b)	55.27	45.88	58.38	60.61	N/M	66.41

(dollar amounts in millions)	Michigan	California	Texas	Other Markets	Finance & Other	Total
Nine Months Ended September 30, 2014
Earnings summary:
Net interest income (expense) (FTE)	$544	$531	$403	$231	$(466)	$1,243
Provision for credit losses	(13)	39	32	(26)	(7)	25
Noninterest income	256	110	104	123	50	643
Noninterest expenses	486	298	275	145	3	1,207
Provision (benefit) for income taxes (FTE)	118	115	72	60	(155)	210
Net income (loss)	$209	$189	$128	$175	$(257)	$444
Net loan charge-offs	$13	$21	$7	$(17)	$—	$24

Selected average balances:
Assets	$13,797	$15,543	$11,525	$7,284	$17,186	$65,335
Loans	13,400	15,259	10,829	6,839	—	46,327
Deposits	20,853	15,506	10,743	6,187	492	53,781

Statistical data:
Return on average assets (a)	1.27%	1.53%	1.42%	3.20%	N/M	0.91%
Efficiency ratio (b)	60.67	46.57	54.13	41.16	N/M	63.99

(a)	Return on average assets is calculated based on the greater of average assets or average liabilities and attributed equity.
(b)    Noninterest expenses as a percentage of the sum of net interest income (FTE) and noninterest income excluding net securities gains.
FTE – Fully Taxable Equivalent
N/M – not meaningful

ITEM 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations
FORWARD-LOOKING STATEMENTS
This report includes forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. In addition, the Corporation may make other written and oral communications from time to time that contain such statements. All statements regarding the Corporation's expected financial position, strategies and growth prospects and general economic conditions expected to exist in the future are forward-looking statements. The words, "anticipates," "believes," "contemplates," "feels," "expects," "estimates," "seeks," "strives," "plans," "intends," "outlook," "forecast," "position," "target," "mission," "assume," "achievable," "potential," "strategy," "goal," "aspiration," "opportunity," "initiative," "outcome," "continue," "remain," "maintain," "on course," "trend," "objective," "looks forward," "projects," "models," and variations of such words and similar expressions, or future or conditional verbs such as "will," "would," "should," "could," "might," "can," "may" or similar expressions, as they relate to the Corporation or its management, are intended to identify forward-looking statements. These forward-looking statements are predicated on the beliefs and assumptions of the Corporation's management based on information known to the Corporation's management as of the date of this report and do not purport to speak as of any other date. Forward-looking statements may include descriptions of plans and objectives of the Corporation's management for future or past operations, products or services, and forecasts of the Corporation's revenue, earnings or other measures of economic performance, including statements of profitability, business segments and subsidiaries, estimates of credit trends and global stability. Such statements reflect the view of the Corporation's management as of this date with respect to future events and are subject to risks and uncertainties. Should one or more of these risks materialize or should underlying beliefs or assumptions prove incorrect, the Corporation's actual results could differ materially from those discussed. Factors that could cause or contribute to such differences are changes in general economic, political or industry conditions; changes in monetary and fiscal policies, including changes in interest rates; changes in regulation or oversight; the Corporation's ability to maintain adequate sources of funding and liquidity; the effects of more stringent capital or liquidity requirements; declines or other changes in the businesses or industries of the Corporation's customers, including the energy industry; operational difficulties, failure of technology infrastructure or information security incidents; reliance on other companies to provide certain key components of business infrastructure; factors impacting noninterest expenses which are beyond the Corporation's control; changes in the financial markets, including fluctuations in interest rates and their impact on deposit pricing; changes in the Corporation's credit rating; unfavorable developments concerning credit quality; the interdependence of financial service companies; the implementation of the Corporation's strategies and business initiatives; the Corporation's ability to utilize technology to efficiently and effectively develop, market and deliver new products and services; competitive product and pricing pressures among financial institutions within the Corporation's markets; changes in customer behavior; any future strategic acquisitions or divestitures; management's ability to maintain and expand customer relationships; management's ability to retain key officers and employees; the impact of legal and regulatory proceedings or determinations; the effectiveness of methods of reducing risk exposures; the effects of terrorist activities and other hostilities; the effects of catastrophic events including, but not limited to, hurricanes, tornadoes, earthquakes, fires, droughts and floods; changes in accounting standards and the critical nature of the Corporation's accounting policies. The Corporation cautions that the foregoing list of factors is not exclusive. For discussion of factors that may cause actual results to differ from expectations, please refer to our filings with the Securities and Exchange Commission. In particular, please refer to “Item 1A. Risk Factors” beginning on page 12 of the Corporation's Annual Report on Form 10-K for the year ended December 31, 2014. Forward-looking statements speak only as of the date they are made. The Corporation does not undertake to update forward-looking statements to reflect facts, circumstances, assumptions or events that occur after the date the forward-looking statements are made. For any forward-looking statements made in this report or in any documents, the Corporation claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

RESULTS OF OPERATIONS
Net income for the three months ended September 30, 2015 was $136 million, a decrease of $18 million from $154 million reported for the three months ended September 30, 2014. The decrease in net income primarily reflected increases in the provision for credit losses and noninterest expenses, partially offset by an increase in net interest income. Net income per diluted common share was $0.74 and $0.82 for the three months ended September 30, 2015 and 2014, respectively, and average diluted common shares were 181 million and 185 million for each respective period.
Net income for the nine months ended September 30, 2015 was $405 million, a decrease of $39 million from $444 million reported for the nine months ended September 30, 2014. The decrease in net income was largely due to the same reasons as described in the quarterly discussion above, partially offset by a benefit from the net release of litigation reserves. Net income per diluted common share was $2.20 and $2.35 for the nine months ended September 30, 2015 and 2014, respectively. Average diluted common shares were 182 million and 186 million for the nine months ended September 30, 2015 and 2014, respectively.
Full-Year and Fourth Quarter 2015 Outlook
Management expectations for full-year 2015 compared to full-year 2014 have not changed from the previously provided outlook:

•	Average full-year loan growth consistent with 2014.

•	Net interest income relatively stable, assuming no rise in interest rates.

•	Provision for credit losses higher.

•	Noninterest income relatively stable, excluding the impact of a change in accounting presentation for a card program.

•
Noninterest expenses higher, excluding the impact of a change in accounting presentation for a card program, with continued focus on driving efficiencies for the long term. Technology and regulatory expenses are expected to increase approximately $40 million in total compared to 2014.

•	Income tax expense to approximate 32 percent of pre-tax income.
For fourth quarter 2015 compared to third quarter 2015, management expects the following, assuming a continuation of the current economic and low-rate environment:

•	Average loans relatively stable, reflecting a seasonal decline in Mortgage Banker Finance, a continued decline in Energy and small increases in other lines of business.

•	Net interest income relatively stable, with a contribution from earning asset growth approximately offset by continued pressure on yields from the low rate environment.

•
Provision for credit losses remains low, with fourth quarter provision at a level similar to the third quarter. Continued negative migration of loans related to energy is possible, which may be offset by lower exposure balances.

•
Noninterest income slightly higher, with growth in card fees, along with fiduciary income and investment banking fees should markets improve. The levels of warrant income, hedge ineffectiveness income and deferred compensation asset losses experienced in the third quarter 2015 are not expected to repeat, but are difficult to predict.

•
Noninterest expenses moderately higher, reflecting seasonal increases in benefits expense, outside processing, marketing and occupancy expenses. The levels of litigation-related expense, share-based compensation and deferred compensation plan expense experienced in the third quarter 2015 are not expected to repeat, but are difficult to predict.

For information about the change in accounting presentation for a card program, refer to Note 1 to the unaudited consolidated financial statements and the "Noninterest Income" subheading later in this section of the financial review.

Net Interest Income
The "Quarterly Analysis of Net Interest Income & Rate/Volume - Fully Taxable Equivalent" table that follows provides an analysis of net interest income (FTE) for the three months ended September 30, 2015 and 2014 and details the components of the change in net interest income on a FTE basis for the three months ended September 30, 2015 compared to the same period in the prior year.
Quarterly Analysis of Net Interest Income & Rate/Volume - Fully Taxable Equivalent (FTE)

	Three Months Ended
	September 30, 2015			September 30, 2014
(dollar amounts in millions)	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Commercial loans	$31,900	$244	3.04%	$30,188	$236	3.11%
Real estate construction loans	1,833	16	3.47	1,973	17	3.41
Commercial mortgage loans	8,691	74	3.39	8,698	76	3.45
Lease financing	788	6	3.16	823	4	2.33
International loans	1,401	13	3.51	1,417	13	3.59
Residential mortgage loans	1,882	18	3.79	1,792	17	3.76
Consumer loans	2,477	20	3.21	2,268	19	3.24
Total loans (a)	48,972	391	3.17	47,159	382	3.22

Mortgage-backed securities (b)	9,099	50	2.21	9,020	52	2.29
Other investment securities	1,133	4	1.26	368	—	0.43
Total investment securities (b)	10,232	54	2.11	9,388	52	2.22

Interest-bearing deposits with banks	6,869	4	0.25	5,015	3	0.25
Other short-term investments	118	—	0.82	110	—	0.54
Total earning assets	66,191	449	2.70	61,672	437	2.82

Cash and due from banks	1,095			963
Allowance for loan losses	(628)			(601)
Accrued income and other assets	4,675			4,364
Total assets	$71,333			$66,398

Money market and interest-bearing checking deposits	$24,298	7	0.11	$23,146	6	0.11
Savings deposits	1,860	—	0.02	1,759	—	0.03
Customer certificates of deposit	4,232	4	0.37	4,824	4	0.36
Foreign office time deposits	127	—	0.70	159	1	1.43
Total interest-bearing deposits	30,517	11	0.14	29,888	11	0.15
Short-term borrowings	91	—	0.04	231	—	0.03
Medium- and long-term debt	3,175	15	1.85	2,649	11	1.75
Total interest-bearing sources	33,783	26	0.30	32,768	22	0.28

Noninterest-bearing deposits	28,623			25,275
Accrued expenses and other liabilities	1,368			944
Total shareholders’ equity	7,559			7,411
Total liabilities and shareholders’ equity	$71,333			$66,398

Net interest income/rate spread (FTE)		$423	2.40		$415	2.54

FTE adjustment		$1			$1

Impact of net noninterest-bearing sources of funds			0.14			0.13
Net interest margin (as a percentage of average earning assets) (FTE) (a)			2.54%			2.67%

(a)
Accretion of the purchase discount on the acquired loan portfolio of $2 million and $3 million in the three-month periods ended September 30, 2015 and 2014, respectively, increased the net interest margin by 1 basis point and 2 basis points in each respective period.

(b)	Includes investment securities available-for-sale and investment securities held-to-maturity.

Quarterly Analysis of Net Interest Income & Rate/Volume - Fully Taxable Equivalent (FTE) (continued)

	Three Months Ended
	September 30, 2015/September 30, 2014
(in millions)	Increase (Decrease) Due to Rate	Increase (Decrease) Due to Volume (a)	Net Increase (Decrease)
Interest Income (FTE):
Loans	$(5)	$14	$9
Investment securities (b)	(1)	3	2
Interest-bearing deposits with banks	—	1	1
Total interest income (FTE)	(6)	18	12
Interest Expense:
Interest-bearing deposits	(1)	1	—
Medium- and long-term debt	1	3	4
Total interest expense	—	4	4
Net interest income (FTE)	$(6)	$14	$8

(a)	Rate/volume variances are allocated to variances due to volume.

(b)	Includes investment securities available-for-sale and investment securities held-to-maturity.
Net interest income was $422 million for the three months ended September 30, 2015, an increase of $8 million compared to $414 million for the three months ended September 30, 2014. The increase in net interest income resulted primarily from the benefit provided by an increase in average earning assets, partially offset by the impact of lower yields on loans and investment securities as well as higher funding costs. Average earning assets increased $4.5 billion, or 7 percent, to $66.2 billion, compared to $61.7 billion for the same period in 2014. The increase in average earning assets primarily reflected increases of $1.9 billion in average interest-bearing deposits with banks, $1.8 billion in average loans and $844 million in average investment securities. The net interest margin (FTE) for the three months ended September 30, 2015 decreased 13 basis points to 2.54 percent, from 2.67 percent for the comparable period in 2014, primarily from increased balances deposited with the Federal Reserve Bank (FRB), lower yields on loans and investment securities, and an increase in average medium- and long-term debt. The decrease in loan yields primarily reflected shifts in the average loan portfolio mix and the impact of a competitive low-rate environment, partially offset by a benefit from the increase in 30-day LIBOR. Accretion of the purchase discount on the acquired loan portfolio increased the net interest margin by 1 basis point for the three months ended September 30, 2015, compared to 2 basis points for the same period in 2014. Average balances deposited with the FRB were $6.7 billion and $4.9 billion in the three months ended September 30, 2015 and 2014, respectively, and are included in "interest bearing deposits with banks" on the consolidated balance sheets.

Year-to-Date Analysis of Net Interest Income & Rate/Volume - Fully Taxable Equivalent (FTE)

	Nine Months Ended
	September 30, 2015			September 30, 2014
(dollar amounts in millions)	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Commercial loans	$31,596	$721	3.05%	$29,487	$689	3.12%
Real estate construction loans	1,859	48	3.44	1,905	49	3.42
Commercial mortgage loans	8,648	220	3.40	8,739	246	3.77
Lease financing	793	19	3.13	840	20	3.23
International loans	1,455	39	3.63	1,349	37	3.64
Residential mortgage loans	1,872	53	3.78	1,763	50	3.81
Consumer loans	2,432	59	3.23	2,244	54	3.21
Total loans (a)	48,655	1,159	3.19	46,327	1,145	3.30

Mortgage-backed securities (b)	9,076	151	2.23	8,976	159	2.36
Other investment securities	950	9	1.18	369	1	0.44
Total investment securities (b)	10,026	160	2.13	9,345	160	2.28

Interest-bearing deposits with banks	5,774	11	0.25	4,803	10	0.25
Other short-term investments	106	—	0.78	110	—	0.60
Total earning assets	64,561	1,330	2.76	60,585	1,315	2.90

Cash and due from banks	1,054			932
Allowance for loan losses	(614)			(602)
Accrued income and other assets	4,687			4,420
Total assets	$69,688			$65,335

Money market and interest-bearing checking deposits	$23,973	20	0.11	$22,571	18	0.11
Savings deposits	1,827	—	0.02	1,734	—	0.03
Customer certificates of deposit	4,359	12	0.37	4,990	13	0.36
Foreign office and other time deposits	123	1	1.13	304	2	0.68
Total interest-bearing deposits	30,282	33	0.14	29,599	33	0.15
Short-term borrowings	93	—	0.05	209	—	0.03
Medium- and long-term debt	2,843	38	1.80	3,061	39	1.67
Total interest-bearing sources	33,218	71	0.28	32,869	72	0.29

Noninterest-bearing deposits	27,569			24,182
Accrued expenses and other liabilities	1,393			960
Total shareholders’ equity	7,508			7,324
Total liabilities and shareholders’ equity	$69,688			$65,335

Net interest income/rate spread (FTE)		$1,259	2.48		$1,243	2.61

FTE adjustment		$3			$3

Impact of net noninterest-bearing sources of funds			0.13			0.13
Net interest margin (as a percentage of average earning assets (FTE) (a)			2.61%			2.74%

(a)
Accretion of the purchase discount on the acquired loan portfolio of $6 million and $25 million in the nine-month periods ended September 30, 2015 and 2014, respectively, increased the net interest margin by 1 basis point and 6 basis points in each respective period.

(b)	Includes investment securities available-for-sale and investment securities held-to-maturity.

Year-to-Date Analysis of Net Interest Income & Rate/Volume - Fully Taxable Equivalent (FTE) (continued)

	Nine Months Ended
	September 30, 2015/September 30, 2014
(in millions)	Increase (Decrease) Due to Rate	Increase (Decrease) Due to Volume (a)	Net Increase (Decrease)
Interest Income (FTE):
Loans	$(41)	$55	$14
Investment securities (b)	(6)	6	—
Interest-bearing deposits with banks	—	1	1
Total interest income (FTE)	(47)	62	15
Interest Expense:
Interest-bearing deposits	1	(1)	—
Medium- and long-term debt	3	(4)	(1)
Total interest expense	4	(5)	(1)
Net interest income (FTE)	$(51)	$67	$16

(a)	Rate/volume variances are allocated to variances due to volume.

(b)	Includes investment securities available-for-sale and investment securities held-to-maturity.
Net interest income was $1.3 billion for the nine months ended September 30, 2015, an increase of $16 million compared to $1.2 billion for the nine months ended September 30, 2014. The increase in net interest income resulted primarily from the benefit provided by an increase in average earning assets, partially offset by the impact of lower yields on loans and investment securities. Average earning assets increased $4.0 billion, or 7 percent, to $64.6 billion for the nine months ended September 30, 2015, compared to $60.6 billion for the same period in 2014. The increase in average earning assets primarily reflected increases of $2.3 billion in average loans, $971 million in average interest-bearing deposits with banks and $681 million in average investment securities. The net interest margin (FTE) for the nine months ended September 30, 2015 decreased 13 basis points to 2.61 percent, from 2.74 percent for the comparable period in 2014, lower loan yields and increased balances deposited with the Federal Reserve Bank (FRB). The decrease in loan yields primarily reflected a decrease in accretion on the acquired loan portfolio, shifts in the average loan portfolio mix and the impact of a competitive low-rate environment, partially offset by a benefit from the increase in 30-day LIBOR. Accretion of the purchase discount on the acquired loan portfolio increased the net interest margin by 1 basis point for the nine months ended September 30, 2015, compared to 6 basis points for the same period in 2014. Average balances deposited with the Federal Reserve Bank (FRB) were $5.6 billion and $4.7 billion in the nine months ended September 30, 2015 and 2014, respectively, and are included in "interest bearing deposits with banks" on the consolidated balance sheets.
For further discussion of the effects of market rates on net interest income, refer to the "Market and Liquidity Risk" section of this financial review.
Provision for Credit Losses
The provision for credit losses was $26 million and $5 million for the three-month periods ended September 30, 2015 and 2014, respectively, and $87 million and $25 million for the nine-month periods ended September 30, 2015 and 2014, respectively. The provision for credit losses includes both the provision for loan losses and the provision for credit losses on lending-related commitments.
The provision for loan losses is recorded to maintain the allowance for loan losses at the level deemed appropriate by the Corporation to cover probable credit losses inherent in the portfolio. The provision for loan losses was $28 million for the three months ended September 30, 2015, compared to $4 million for the three months ended September 30, 2014. The increase in the provision primarily reflected increased reserves for Technology and Life Sciences as well as energy and energy-related loans. In addition, Corporate Banking and, to a lesser extent, Commercial Real Estate contributed to the increase in the provision. These increases were partially offset by improvements in credit quality in the remainder of the portfolio. The provision for loan losses was $79 million for the nine months ended September 30, 2015, an increase of $61 million compared to $18 million for the same period in the prior year, primarily reflecting increased reserves for energy and energy-related loans, Corporate Banking and Technology and Life Sciences.
Net loan charge-offs in the three months ended September 30, 2015 increased $20 million to $23 million, or 0.19 percent of average total loans, compared to $3 million, or 0.03 percent, for the three months ended September 30, 2014. The increase in net loan charge-offs in the three months ended September 30, 2015, compared to the same period in 2014, primarily reflected increases in general Middle Market (largely due to an increase in charge-offs on energy-related loans), Technology and Life Sciences and Commercial Real Estate partially offset by a decrease in Private Banking.

Net loan charge-offs in the nine months ended September 30, 2015 increased $25 million to $49 million, or 0.14 percent of average total loans, compared to $24 million, or 0.07 percent, for the nine months ended September 30, 2014. The increase in net loan charge-offs in the nine months ended September 30, 2015, compared to the same period in 2014, primarily reflected increases in general Middle Market and Corporate Banking, partially offset by decreases in Private Banking and Commercial Real Estate.
The provision for credit losses on lending-related commitments is recorded to maintain the allowance for credit losses on lending-related commitments at the level deemed appropriate by the Corporation to cover probable credit losses inherent in lending-related commitments. The provision for credit losses on lending-related commitments was a benefit of $2 million in the three months ended September 30, 2015, compared to a provision of $1 million in the three months ended September 30, 2014, and a provision of $8 million for the nine months ended September 30, 2015 compared to $7 million for the same period in 2014. The $3 million decrease in the provision for credit losses on lending-related commitments in the three months ended September 30, 2015 compared to the same period in 2014 primarily reflected a decrease in reserves for letters of credit. Lending-related commitment charge-offs were $1 million for the nine months ended September 30, 2015 and insignificant for the three months ended September 30, 2015 and the three- and nine-month periods ended September 30, 2014.
An analysis of the allowance for credit losses and nonperforming assets is presented under the "Credit Risk" subheading in the "Risk Management" section of this financial review.
Noninterest Income

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2015	2014	2015	2014
Service charges on deposit accounts	$56	$54	$167	$162
Fiduciary income	47	44	142	133
Commercial lending fees	22	26	69	69
Card fees	75	23	214	68
Card fees excluding presentation change (a)	27	23	78	68
Letter of credit fees	13	14	39	43
Bank-owned life insurance	10	11	29	31
Foreign exchange income	10	9	29	30
Brokerage fees	5	4	13	13
Net securities losses	—	(1)	(2)	—
Other noninterest income (b)	26	31	80	94
Total noninterest income	$264	$215	$780	$643
Total noninterest income excluding presentation change (a)	$216	$215	$644	$643

(a)
Effective January 1, 2015, contractual changes to a card program resulted in a change to the accounting presentation of the related revenues and expenses. The effect of this change was increases of $48 million and $136 million to card fees in the three- and nine-month periods ended September 30, 2015, respectively. The Corporation believes that this information will assist investors, regulators, management and others in comparing results to prior periods.

(b)	The table below provides further details on certain categories included in other noninterest income.
Excluding the $48 million impact of the change in accounting presentation on card fees as described in footnote (a) to the above table, noninterest income was stable for the three months ended September 30, 2015, compared to the same period in 2014, with the largest fluctuations including a $4 million increase in card fees, a $4 million decrease in commercial lending fees and a $5 million decrease in other noninterest income. The increase in card fees was primarily driven by a change to the Corporation's strategy for providing merchant payment processing services. The Corporation concluded its participation in a joint venture that provided merchant payment processing services in the second quarter 2015. Income from the exited joint venture, recorded in other noninterest income using the equity method, decreased $4 million. The Corporation now directly enters into agreements with its merchants and uses a third party to process the transactions. Pursuant to the agreements with the merchants and the arrangement with the third-party vendor, merchant payment processing income is recognized in card fees, and related processing expense is recognized in outside processing fees in noninterest expenses. For further discussion about the impact of using a third party to process merchant transactions on outside processing fees, refer to the "Noninterest Expenses" subheading below. For further detail on the changes within other noninterest income, refer to the table below.
Excluding the $136 million impact of the above-described accounting presentation change, noninterest income increased $1 million for the nine months ended September 30, 2015, compared to the same period in 2014, with the largest fluctuations including increases of $10 million in card fees, $9 million in fiduciary income, $5 million in service charges on deposit accounts, and a decrease of $14 million in other noninterest income. The increase in card fees was largely for the same reasons as described in the quarterly discussion above, and the related income from the exited joint venture decreased $7 million. Refer to the table below for further detail on the changes within other noninterest income.

The following table illustrates certain categories included in "other noninterest income" on the consolidated statements of comprehensive income.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2015	2014	2015	2014
Investment banking fees	$2	$4	$11	$14
Customer derivative income	5	4	13	12
Insurance commissions	2	2	7	9
Securities trading income	1	3	6	7
Deferred compensation asset returns (a)	(4)	3	(2)	6
Income from principal investing and warrants	5	3	6	9
Income from unconsolidated subsidiaries	—	2	3	6
Risk management hedge income	3	—	2	—
All other noninterest income	12	10	34	31
Other noninterest income	$26	$31	$80	$94

(a)
Compensation deferred by the Corporation's officers is invested based on investment selections of the officers. Income earned on these assets is reported in noninterest income and the offsetting increase in liability is reported in salaries and benefits expense.

The increases in all other noninterest income in the above table included $3 million and $7 million of revenue increases from a retirement savings program for the three and nine months ended September 30, 2015, respectively, which were largely offset by corresponding increases in outside processing fees in noninterest expenses.
Noninterest Expenses

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2015	2014	2015	2014
Salaries and benefits expense	$243	$248	$747	$735
Net occupancy expense	41	46	118	125
Equipment expense	14	14	40	43
Outside processing fee expense	86	31	249	89
Outside processing fee expense excluding presentation change (a)	38	31	113	89
Software expense	26	25	73	72
Litigation-related expense	(3)	(2)	(32)	4
FDIC insurance expense	9	9	27	25
Advertising expense	6	5	17	16
Gain on debt redemption	—	(32)	—	(32)
Other noninterest expenses	39	53	117	130
Total noninterest expenses	$461	$397	$1,356	$1,207
Total noninterest expenses excluding presentation change (a)	$413	$397	$1,220	$1,207

(a)
Effective January 1, 2015, contractual changes to a card program resulted in a change to the accounting presentation of the related revenues and expenses. The effect of this change was increases of $48 million and $136 million to outside processing fee expense in the three- and nine-month periods ended September 30, 2015, respectively. The Corporation believes that this information will assist investors, regulators, management and others in comparing results to prior periods.

Excluding the $48 million impact of the change in accounting presentation on outside processing fees as described in footnote (a) to the above table, noninterest expenses increased $16 million in the three months ended September 30, 2015, compared to the same period in the prior year, largely reflecting higher outside processing expenses and the impact of a net benefit of $8 million in the third quarter 2014 from certain cost-saving actions. Outside processing fee expense increased $7 million, largely due to third-party processing expenses associated with merchant payment processing services, as discussed under the "Noninterest Income" subheading above, including up-front costs incurred for converting customers to the new vendor providing the services, as well as the increase associated with a retirement savings program and smaller increases in other outside processing expenses related to revenue-generating activities. Salaries expense decreased $5 million, primarily reflecting a decrease in severance-related expenses, as an increase in technology-related contract labor expenses and the impact of merit increases were largely offset by a decrease in deferred compensation plan expense and lower share-based compensation expense as a result of forfeitures. Third quarter 2014 cost-saving actions primarily included a $9 million contribution to the Comerica Charitable Foundation (in other noninterest expenses), a $32 million gain on the early redemption of debt, $6 million of severance-related expenses (in salaries and benefits expense) and $5 million of lease termination charges associated with real estate optimization (in net occupancy expense).

Excluding the $136 million impact of the above-described accounting presentation change, noninterest expenses increased $13 million in the nine months ended September 30, 2015, compared to the same period in the prior year, primarily for the same reasons as describe above as well as an increase in salaries and benefits expenses, mostly offset by a $36 million benefit from the net release of litigation reserves. Outside processing fee expense increased $24 million, largely for the same reasons as described in the quarterly discussion above. The increase in salaries and benefits expense primarily reflected an increase in technology-related contract labor expenses and the impact of merit increases, partially offset by a decrease in deferred compensation plan expense and a decrease in severance-related expenses.
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
Business Segments
The Corporation's operations are strategically aligned into three major business segments: the Business Bank, the Retail Bank and Wealth Management. These business segments are differentiated based upon the products and services provided. In addition to the three major business segments, Finance is also reported as a segment. The Other category includes items not directly associated with these business segments or the Finance segment. The performance of the business segments is not comparable with the Corporation's consolidated results and is not necessarily comparable with similar information for any other financial institution. Additionally, because of the interrelationships of the various segments, the information presented is not indicative of how the segments would perform if they operated as independent entities. Note 13 to the consolidated financial statements describes the business activities of each business segment and presents financial results of these business segments for the three- and nine-month periods ended September 30, 2015 and 2014.
The following table presents net income (loss) by business segment.

	Nine Months Ended September 30,
(dollar amounts in millions)	2015		2014
Business Bank	$565	84%	$606	86%
Retail Bank	49	7	33	5
Wealth Management	63	9	62	9
	677	100%	701	100%
Finance	(273)		(257)
Other (a)	1		—
Total	$405		$444
(a)    Includes items not directly associated with the three major business segments or the Finance Division.
The Business Bank's net income of $565 million for the nine months ended September 30, 2015 decreased $41 million compared to the nine months ended September 30, 2014. Net interest income (FTE) of $1.1 billion for the nine months ended September 30, 2015 increased $3 million compared to the same period in the prior year, as the benefit from a $2.0 billion increase in average loans and the funds transfer pricing (FTP) benefit provided by a $2.9 billion increase in average deposits were offset by a decrease in accretion of the purchase discount on the acquired loan portfolio, lower loan yields and a lower FTP crediting rate. The provision for credit losses increased $67 million to $115 million for the nine months ended September 30, 2015, compared to the same period in the prior year. The increase in the provision primarily reflected the impact of loan growth and increased reserves for loans related to energy, as a result of an increase in criticized loans and the impact of sustained lower energy prices. In addition, Corporate Banking and Technology and Life Sciences contributed to the increase in the provision. These increases were partially offset by improvements in credit quality in the remainder of the portfolio. Net loan charge-offs of $54 million increased $36 million in the nine months ended September 30, 2015, compared to the same period in the prior year, primarily reflecting increases in general Middle Market and Corporate Banking, partially offset by a decrease in Commercial Real Estate. Excluding the impact of the change in accounting presentation for a card program, noninterest income for the nine months ended September 30, 2015 increased $3 million from the comparable period in the prior year, primarily reflecting an increase of $6 million in card fees, largely driven by the change to the Corporation's strategy for providing merchant payment processing services, as well as small increases in several other categories, partially offset by decreases $4 million in letter of credit fees, $3 million each in income from unconsolidated subsidiaries and investment banking fees, and small decreases in several other categories. Excluding the impact of the change in accounting presentation for a card program, noninterest expenses for the nine months ended September 30, 2015 increased $2 million compared to the same period in the prior year. The increase included a $14 million increase in outside processing expenses, largely due to the third-party processing expenses associated with merchant payment processing services described above; an $11 million increase in corporate overhead; and a $4 million increase in salaries and benefits expense, primarily reflecting the impact of merit increases; and small increases in several other noninterest expense categories; largely offset by a $31 million decrease in litigation-related expense.
Net income for the Retail Bank of $49 million for the nine months ended September 30, 2015 increased $16 million, compared to $33 million for the nine months ended September 30, 2014. Net interest income (FTE) of $466 million increased $12 million in the nine months ended September 30, 2015, primarily due to the benefit provided by a $195 million increase in average loans, the FTP benefit provided by an $892 million increase in average deposits, and lower deposit rates, partially offset by a lower FTP crediting rate and a decrease in accretion of the purchase discount on the acquired loan portfolio. The provision for credit losses was a benefit of $14 million for the nine months ended September 30, 2015, an increase of $9 million from the $5 million benefit in the comparable period in the prior year, primarily reflecting improvements in credit quality. Net loan charge-offs were $3 million for the nine months ended September 30, 2015 compared to $6 million in the same period for the prior year. Noninterest income of $137 million for the nine months ended September 30, 2015 increased $13 million compared to the comparable period in the prior year, primarily due to a $7 million increase in revenue related to a retirement savings program and small increases in several other fee categories. Noninterest expenses of $542 million for the nine months ended September 30, 2015 increased $9 million from the comparable period in the prior year; primarily due to an increase of $9 million in outside processing expenses, mostly related to the retirement savings program and other revenue-generating activities; and an increase of $3 million in salaries and benefits expense, primarily reflecting the impact of merit increases.
Wealth Management's net income of $63 million for the nine months ended September 30, 2015 increased $1 million, compared to $62 million for the nine months ended September 30, 2014. Net interest income (FTE) of $133 million for the nine months ended September 30, 2015 decreased $2 million compared to the same period in the prior year, primarily reflecting a decrease in net FTP credits and lower loan yields, partially offset by the benefit from a $147 million increase in average loans and the FTP benefit provided by a $374 million increase in average deposits. The provision for credit losses was a benefit of $12 million for the nine months ended September 30, 2015, compared to a benefit of $11 million for the same period in the prior year. Net loan recoveries were $8 million for the nine months ended September 30, 2015, compared to an insignificant amount for the comparable prior year period. Noninterest income of $177 million decreased $4 million, primarily reflecting a $4 million decrease resulting from securities losses of $2 million for the nine months ended September 30, 2015 compared to a $2 million gain for the same period in 2014. An $8 million increase in fiduciary income was offset by small decreases in several other categories of noninterest income. Noninterest expenses of $225 million for the nine months ended September 30, 2015 decreased $6 million from the comparable period in the prior year, primarily due to a $3 million decrease in litigation-related expenses and small decreases in several other noninterest expense categories.
The net loss in the Finance segment was $273 million for the nine months ended September 30, 2015, compared to a net loss of $257 million for the nine months ended September 30, 2014. Net interest expense (FTE) of $470 million for the nine months ended September 30, 2015 decreased $15 million, compared to the nine months ended September 30, 2014, primarily reflecting a decrease in net FTP expense as a result of lower rates paid to the business segments under the Corporation's internal FTP methodology. Noninterest expenses increased $31 million as a result of the third quarter 2014 gain of $32 million on the early redemption of debt.

Market Segments
Market segment results are provided for the Corporation's three largest geographic markets: Michigan, California and Texas. In addition to the three largest geographic markets, Other Markets is also reported as a market segment. The Finance & Other category includes the Finance segment and the Other category as previously described in the "Business Segments" section of this financial review. Note 13 to these consolidated financial statements presents a description of each of these market segments as well as the financial results for the three- and nine-month periods ended September 30, 2015 and 2014.
The following table presents net income (loss) by market segment.

	Nine Months Ended September 30,
(dollar amounts in millions)	2015		2014
Michigan	$243	36%	$209	30%
California	207	30	189	27
Texas	82	12	128	18
Other Markets	145	22	175	25
	677	100%	701	100%
Finance & Other (a)	(272)		(257)
Total	$405		$444
(a)    Includes items not directly associated with the market segments.
The Michigan market's net income of $243 million for the nine months ended September 30, 2015 increased $34 million, compared to $209 million for the nine months ended September 30, 2014. Net interest income (FTE) of $537 million for the nine months ended September 30, 2015 decreased $7 million from the comparable period in the prior year, primarily due to lower loan yields, the impact of a $155 million decrease in average loans and a lower FTP crediting rate, partially offset by the FTP benefit provided by a $935 million increase in average deposits and lower deposit rates. The provision for credit losses was a benefit of $15 million for the nine months ended September 30, 2015, compared to a benefit of $13 million for the comparable period in the prior year. Net loan charge-offs were $10 million for the nine months ended September 30, 2015, compared to $13 million for the comparable period in the prior year, primarily reflecting decreases in Commercial Real Estate and Private Banking, partially offset by an increase in general Middle Market. Noninterest income of $251 million for the nine months ended September 30, 2015 decreased $5 million from the comparable period in the prior year, primarily reflecting decreases of $3 million each in income from unconsolidated subsidiaries and letter of credit fees as well as small decreases in several noninterest income categories, partially offset by a $6 million increase in card fees, primarily driven by the change to the Corporation's strategy for providing merchant payment processing services. Noninterest expenses of $436 million for the nine months ended September 30, 2015 decreased $50 million from the comparable period in the prior year, primarily reflecting a $33 million decrease in litigation-related expense and small decreases in several other noninterest expense categories, partially offset by a $6 million increase in outside processing expense, largely due to an increase in third-party processing expenses associated with merchant payment processing services.
The California market's net income of $207 million increased $18 million in the nine months ended September 30, 2015, compared to $189 million for the nine months ended September 30, 2014. Net interest income (FTE) of $543 million for the nine months ended September 30, 2015 increased $12 million from the comparable period in the prior year, primarily due to the benefit provided by a $1.2 billion increase in average loans and the FTP benefit provided by a $2.0 billion increase in average deposits, partially offset by a lower FTP crediting rate and lower loan yields. The provision for credit losses was $24 million for the nine months ended September 30, 2015, compared to $39 million for the comparable period in the prior year. An increase in the provision related to increased reserves for Technology and Life Sciences was more than offset by improvements in credit quality in the remainder of the portfolio. Net loan charge-offs of $16 million in the nine months ended September 30, 2015 decreased $5 million compared to the nine months ended September 30, 2014. Noninterest income of $112 million for the nine months ended September 30, 2015 increased $2 million compared to the nine months ended September 30, 2014, primarily reflecting increases of $3 million each in card fees and service charges on deposit accounts, partially offset by a $4 million decrease in warrant income. Noninterest expenses of $300 million for the nine months ended September 30, 2015 increased $2 million from the comparable period in the prior year.
The Texas market's net income of $82 million for the nine months ended September 30, 2015 decreased $46 million from $128 million for the nine months ended September 30, 2014. Net interest income (FTE) of $390 million for the nine months ended September 30, 2015 decreased $13 million from the comparable period in the prior year, primarily due to a decrease in accretion of the purchase discount on the acquired loan portfolio, lower loan yields and a decrease in net FTP credits due to a lower FTP crediting rate, partially offset by the benefit provided by a $431 million increase in average loans. The provision for credit losses of $74 million for the nine months ended September 30, 2015 increased $42 million from the comparable period in the prior year, primarily reflecting increased reserves for loans related to energy and Technology and Life Sciences, partially offset by credit quality improvements in the remainder of the portfolio. Net loan charge-offs of $12 million for nine-month periods ended September

30, 2015 increased $5 million compared to the nine months ended September 30, 2014, primarily reflecting an increase in general Middle Market. Noninterest income of $101 million for the nine months ended September 30, 2015 decreased $3 million compared to the comparable period in the prior year, primarily due to a $3 million decrease in investment banking fees. Noninterest expenses of $287 million for the nine months ended September 30, 2015 increased $12 million compared to the nine months ended September 30, 2014, primarily reflecting a $3 million increase in salaries and benefits expense and small increases in several other noninterest expense categories.
Net income in Other Markets of $145 million for the nine months ended September 30, 2015 decreased $30 million from the nine months ended September 30, 2014. Net interest income (FTE) of $252 million for the nine months ended September 30, 2015 increased $21 million from the comparable period in the prior year, primarily due to the benefit provided by a $838 million increase in average loans and the FTP benefit provided by a $1.0 billion increase in average deposits, partially offset by the impact of a lower FTP crediting rate. The provision for credit losses of $6 million increased $32 million in the nine months ended September 30, 2015, compared to a benefit of $26 million for the same period in the prior year, primarily reflecting increases in Corporate Banking and Commercial Real Estate. Net loan charge-offs were $11 million for the nine months ended September 30, 2015, compared to net recoveries of $17 million for the comparable period in the prior year, primarily reflecting increases in Corporate Banking, Commercial Real Estate, Technology and Life Sciences, and general Middle Market. Excluding the impact of the change in accounting presentation for a card program, noninterest income for the nine months ended September 30, 2015 increased $18 million from the comparable period in the prior year, primarily reflecting a $7 million increase in revenue related to a retirement savings program as well as increases of $4 million in warrant income, $3 million in fiduciary income and small increases in several other noninterest income categories, partially offset by a $4 million decrease resulting from securities losses of $2 million for the nine months ended September 30, 2015 compared to a $2 million gain for the same period in 2014. Excluding the impact of the change in accounting presentation for a card program, noninterest expenses for the nine months ended September 30, 2015 increased $41 million compared to the same period in the prior year, primarily due to an increase of $13 million in outside processing expenses largely due to the third-party processing expenses associated with a retirement savings program and merchant payment processing services, a $7 million increase in corporate overhead expense and small increases in several categories of noninterest expense.
The net loss for the Finance & Other category of $272 million in the nine months ended September 30, 2015 increased $15 million compared to the nine months ended September 30, 2014. For further information, refer to the Finance segment discussion under the "Business Segments" subheading above.
The following table lists the Corporation's banking centers by geographic market segment.

	September 30,
	2015	2014
Michigan	214	214
Texas	133	135
California	103	104
Other Markets:
Arizona	19	18
Florida	7	9
Canada	1	1
Total	477	481

FINANCIAL CONDITION
Total assets were $71.0 billion at September 30, 2015, an increase of $1.8 billion from $69.2 billion at December 31, 2014, primarily reflecting increases of $1.1 billion in interest-bearing deposits with banks, $561 million in investment securities and $349 million in total loans. On an average basis, total assets increased $2.0 billion to $71.3 billion in the third quarter 2015, compared to $69.3 billion in the fourth quarter 2014, resulting primarily from increases of $1.6 billion in average loans and $867 million in average investment securities, partially offset by a decrease of $753 million in average interest-bearing deposits with banks.
The following tables provide information about the change in the Corporation's average loan portfolio in the third quarter 2015, compared to the fourth quarter 2014.

	Three Months Ended			Percent Change
(dollar amounts in millions)	September 30, 2015	December 31, 2014	Change
Average Loans:
Commercial loans by business line:
General Middle Market	$10,338	$10,156	$182	2%
National Dealer Services	4,287	4,115	172	4
Energy	3,289	3,443	(154)	(4)
Technology and Life Sciences	3,128	2,531	597	24
Environmental Services	804	885	(81)	(9)
Entertainment	641	557	84	15
Total Middle Market	22,487	21,687	800	4
Corporate Banking	2,990	3,305	(315)	(10)
Mortgage Banker Finance	2,136	1,396	740	53
Commercial Real Estate	898	862	36	4
Total Business Bank commercial loans	28,511	27,250	1,261	5
Total Retail Bank commercial loans	1,975	1,767	208	12
Total Wealth Management commercial loans	1,414	1,374	40	3
Total commercial loans	31,900	30,391	1,509	5
Real estate construction loans	1,833	1,920	(87)	(5)
Commercial mortgage loans	8,691	8,609	82	1
Lease financing	788	818	(30)	(4)
International loans	1,401	1,455	(54)	(4)
Residential mortgage loans	1,882	1,821	61	3
Consumer loans	2,477	2,347	130	6
Total loans	$48,972	$47,361	$1,611	3%
Average Loans By Geographic Market:
Michigan	$13,223	$13,142	$81	1%
California	16,789	15,777	1,012	6
Texas	10,997	11,327	(330)	(3)
Other Markets	7,963	7,115	848	12
Total loans	$48,972	$47,361	$1,611	3%
In general, Middle Market serves customers with annual revenue between $20 million and $500 million, while Corporate serves customers with revenue over $500 million. Changes in average total loans by geographic market are provided in the table above.
Investment securities increased $561 million to $10.6 billion at September 30, 2015, from $10.1 billion at December 31, 2014, primarily reflecting the purchase of approximately $390 million of U.S. Treasury securities and $154 million of additional residential mortgage-backed securities in the second and third quarters of 2015. These actions were taken primarily to continue to position the Corporation for compliance with Liquidity Coverage Ratio (LCR) rules, as further discussed under the "Wholesale Funding" subheading in the "Risk Management" section of this financial review. Net unrealized gains on investment securities available-for-sale increased $46 million to a net unrealized gain of $127 million at September 30, 2015, compared to $81 million at December 31, 2014. On an average basis, investment securities increased $867 million in the third quarter 2015, compared to the fourth quarter 2014, primarily reflecting a $780 million increase in average U.S. Treasury securities.
The Corporation has been purchasing U.S. Treasury securities and reinvesting paydowns on residential mortgage-backed securities (RMBS) issued by the Federal National Mortgage Association and the Federal Home Loan Mortgage Corporation

(government-sponsored enterprises or GSEs) with RMBS issued by the Government National Mortgage Association (GNMA), as U.S. Treasury and GNMA securities receive more favorable treatment under LCR rules. The following table provides a summary of securities issued and/or guaranteed by the U.S. government, its agencies and GSEs.

(dollar amounts in millions)	September 30, 2015	December 31, 2014
U.S. Treasury and other U.S. government agency securities	$930	$526
RMBS issued by GNMA	3,355	2,111
RMBS issued by GSEs	6,067	7,098
Total RMBS	9,422	9,209
Total	$10,352	$9,735
Total liabilities increased $1.6 billion to $63.4 billion at September 30, 2015, compared to $61.8 billion at December 31, 2014, primarily reflecting increases of $1.3 billion in total deposits and $425 million in medium- and long-term debt. On an average basis, total liabilities increased $2.0 billion in the third quarter 2015, compared to the fourth quarter 2014, primarily due to an increase of $1.4 billion in total deposits, comprising a $1.1 billion increase in noninterest-bearing deposits and a $261 million increase in interest-bearing deposits. The increase in average total deposits primarily reflected increases in Retail Banking ($598 million), general Middle Market ($557 million), Technology and Life Sciences ($511 million) and Small Business Banking ($207 million), partially offset by decreases in Commercial Real Estate ($346 million) and Corporate Banking ($330 million). By geographic market, average total deposits increased in Other Markets ($685 million), Michigan ($416 million) and California ($343 million), partially offset by a decrease in Texas ($72 million).
Capital
Total shareholders' equity increased $220 million to $7.6 billion at September 30, 2015, compared to December 31, 2014. The following table presents a summary of changes in total shareholders' equity in the nine months ended September 30, 2015.

(in millions)
Balance at January 1, 2015		$7,402
Net income		405
Cash dividends declared on common stock		(110)
Purchase of common stock		(175)
Purchase and retirement of warrants		(10)
Other comprehensive income:
Investment securities	$33
Defined benefit and other postretirement plans	34
Total other comprehensive income		67
Issuance of common stock under employee stock plans		14
Share-based compensation		29
Balance at September 30, 2015		$7,622
The Corporation periodically conducts stress tests to evaluate potential impacts to the Corporation's forecasted financial condition under various economic scenarios and business conditions. These stress tests are a normal part of the Corporation's overall risk management and capital planning process and are part of the forecasting process used by the Corporation to conduct the enterprise-wide stress test that was part of the Federal Reserve's Comprehensive Capital Analysis and Review (CCAR). For additional information about risk management processes, refer to the "Risk Management" sections of this financial review and the Corporation's 2014 Annual Report.

The Federal Reserve completed its 2015 CCAR review in March 2015 and did not object to the Corporation's capital plan and capital distributions contemplated in the plan. The plan provides for up to $393 million in equity repurchases for the five-quarter period ending June 30, 2016. In the third quarter 2015, the Corporation's equity repurchases totaled $59 million. Any material increase in the pace of equity repurchases will be linked to net income performance, which should improve with rising interest rates over time. The following table summarizes the Corporation's repurchase activity during the nine months ended September 30, 2015.

(shares in thousands)	Total Number of Shares and Warrants Purchased as Part of Publicly Announced Repurchase Plans or Programs	Remaining Repurchase Authorization (a)		Total Number of Shares and Warrants Purchased (b)	Average Price Paid Per Share	Average Price Paid Per Warrant (c)
Total first quarter 2015	1,354	12,728		1,517	$43.38	$—
Total second quarter 2015	1,513	19,608	(d)	1,523	48.00	20.70
July 2015	664	18,944		690	48.80	—
August 2015	570	18,374		570	46.48	—
September 2015	—	18,374		—	—	—
Total third quarter 2015	1,234	18,374		1,260	47.75	—
Total 2015	4,101	18,374		4,300	$46.07	$20.70

(a)	Maximum number of shares and warrants that may yet be purchased under the publicly announced plans or programs.

(b)
Includes approximately 198,000 shares purchased pursuant to deferred compensation plans and shares purchased from employees to pay for taxes related to restricted stock vesting under the terms of an employee share-based compensation plan during the nine months ended September 30, 2015. These transactions are not considered part of the Corporation's repurchase program.

(c)
The Corporation repurchased 500,000 warrants under the repurchase program during the nine months ended September 30, 2015. Shares withheld in connection with the exercise of warrants are not included in the total number of shares or warrants purchased in the above table. Upon exercise of a warrant, the number of shares with a value equal to the aggregate exercise price is withheld from an exercising warrant holder as payment (known as a "net exercise provision"). During the nine months ended September 30, 2015, the Corporation withheld the equivalent of approximately 1,291,000 shares to cover an aggregate of $65.7 million in exercise price and issued approximately 934,000 shares to the exercising warrant holders.

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
The following table presents the minimum ratios required to be considered "adequately capitalized" as of September 30, 2015 and December 31, 2014.

	September 30, 2015		December 31, 2014
	Basel III Rules		Basel I Rules
Common equity tier 1 capital to risk-weighted assets	4.5%	(a)	n/a
Tier 1 capital to risk-weighed assets	6.0	(a)	4.0%
Total capital to risk-weighted assets	8.0	(a)	8.0
Tier 1 capital to adjusted average assets (leverage ratio)	4.0		3.0

(a)
In order to avoid restrictions on capital distributions and discretionary bonuses, the Corporation will also be required to maintain a minimum capital conservation buffer, which phases in at 0.625% beginning on January 1, 2016 and ultimately increases to 2.5% on January 1, 2019.

n/a - not applicable.
The Corporation's capital ratios exceeded minimum regulatory requirements as follows:

	September 30, 2015		December 31, 2014
	(Basel III Rules)		(Basel I Rules)
(dollar amounts in millions)	Capital/Assets	Ratio	Capital/Assets	Ratio
Common equity tier 1 (a)	$7,327	10.58%	n/a	n/a
Tier 1 common (b)	n/a	n/a	$7,169	10.50%
Tier 1 risk-based (a)	7,327	10.58	7,169	10.50
Total risk-based (a)	8,938	12.91	8,543	12.51
Leverage (a)	7,327	10.29	7,169	10.35
Tangible common equity (b)	6,973	9.91	6,752	9.85
Risk-weighted assets (a)	69,232		68,273

(a)	September 30, 2015 capital, risk-weighted assets and ratios are estimated.

(b)	See Supplemental Financial Data section for reconcilements of non-GAAP financial measures.
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
The economy continued to exhibit some mixed trends in the third quarter 2015. Job growth and employment figures continued to slowly improve, but uncertainty remained elevated. The Federal Reserve continues to set expectations for a near-term movement towards interest rate increases and monetary policy normalization. At the same time, lower energy prices have persisted and geopolitical tensions remain.
The allowance for loan losses was $622 million at September 30, 2015, compared to $594 million at December 31, 2014, an increase of $28 million, or 5 percent. While the overall credit quality of the loan portfolio remained strong, reserves increased, primarily reflecting increases in reserves for energy and energy-related exposure as well as Technology and Life Sciences, partially offset by improved credit quality in the remainder of the portfolio. The increase in reserves for energy and energy-related exposure reflected an increase in criticized loans and the impact of sustained lower energy prices, partially mitigated by collateral levels. Technology and Life Sciences reserves increased largely as a result of the levels and trends of charge-offs.
The allowance for credit losses on lending-related commitments includes specific allowances, based on individual evaluations of certain letters of credit in a manner consistent with business loans, and allowances based on the pool of the remaining letters of credit and all unused commitments to extend credit within each internal risk rating.

The allowance for credit losses on lending-related commitments was $48 million at September 30, 2015 compared to $41 million at December 31, 2014. The $7 million increase in the allowance for credit losses on lending-related commitments primarily reflected the impact of downgrades of energy and energy-related unfunded commitments and issued letters of credit.
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
The following table presents a summary of nonperforming assets and past due loans.

(dollar amounts in millions)	September 30, 2015	December 31, 2014
Nonaccrual loans:
Business loans:
Commercial	$214	$109
Real estate construction	1	2
Commercial mortgage	66	95
Lease financing	8	—
International	8	—
Total nonaccrual business loans	297	206
Retail loans:
Residential mortgage	31	36
Consumer:
Home equity	28	30
Other consumer	1	1
Total consumer	29	31
Total nonaccrual retail loans	60	67
Total nonaccrual loans	357	273
Reduced-rate loans	12	17
Total nonperforming loans	369	290
Foreclosed property	12	10
Total nonperforming assets	$381	$300
Nonperforming loans as a percentage of total loans	0.75%	0.60%
Nonperforming assets as a percentage of total loans and foreclosed property	0.78	0.62
Allowance for loan losses as a percentage of total nonperforming loans	169	205
Loans past due 90 days or more and still accruing	$5	$5
Loans past due 90 days or more and still accruing as a percentage of total loans	0.01%	0.01%
Nonperforming assets increased $81 million to $381 million at September 30, 2015, from $300 million at December 31, 2014. The increase in nonperforming assets primarily reflected an increase of $99 million in nonaccrual energy and energy-related loans. Nonperforming assets as a percentage of total loans and foreclosed property was 0.78 percent at September 30, 2015, compared to 0.62 percent at December 31, 2014.
The following table presents a summary of TDRs at September 30, 2015 and December 31, 2014.

(in millions)	September 30, 2015	December 31, 2014
Nonperforming TDRs:
Nonaccrual TDRs	$76	$58
Reduced-rate TDRs	12	17
Total nonperforming TDRs	88	75
Performing TDRs (a)	118	43
Total TDRs	$206	$118

(a)	TDRs that do not include a reduction in the original contractual interest rate which are performing in accordance with their modified terms.

Performing TDRs primarily included $75 million in Middle Market, $22 million in Small Business Banking and $20 million in Private Banking at September 30, 2015. The $75 million increase in performing TDRs from December 31, 2014 to September 30, 2015 included $54 million of energy and energy-related loans.
The following table presents a summary of changes in nonaccrual loans.

	Three Months Ended
(in millions)	September 30, 2015	June 30, 2015	December 31, 2014
Balance at beginning of period	$349	$266	$329
Loans transferred to nonaccrual (a)	69	145	41
Nonaccrual business loan gross charge-offs (b)	(31)	(31)	(16)
Loans transferred to accrual status (a)	—	—	(18)
Nonaccrual business loans sold (c)	—	(1)	(24)
Payments/other (d)	(30)	(30)	(39)
Balance at end of period	$357	$349	$273
(a) Based on an analysis of nonaccrual loans with book balances greater than $2 million.
(b) Analysis of gross loan charge-offs:
Nonaccrual business loans	$31	$31	$16
Retail loans	3	4	4
Total gross loan charge-offs	$34	$35	$20
(c) Analysis of loans sold:
Nonaccrual business loans	$—	$1	$24
Performing criticized loans	—	—	5
Total criticized loans sold	$—	$1	$29
(d) Includes net changes related to nonaccrual loans with balances less than $2 million, payments on nonaccrual loans with book balances greater than $2 million, transfers of nonaccrual loans to foreclosed property and retail loan gross charge-offs. Excludes business loan gross charge-offs and nonaccrual business loans sold.

There were seven borrowers with balances greater than $2 million, totaling $69 million, transferred to nonaccrual status in the third quarter 2015, a decrease of $76 million when compared to $145 million in the second quarter 2015. The transfers to nonaccrual greater than $2 million in the third quarter 2015 included $25 million in energy and energy-related loans, compared to energy and energy-related transfers of $100 million in the second quarter 2015.
The following table presents the composition of nonaccrual loans by balance and the related number of borrowers at September 30, 2015 and December 31, 2014.

	September 30, 2015		December 31, 2014
(dollar amounts in millions)	Number of Borrowers	Balance	Number of Borrowers	Balance
Under $2 million	1,347	$126	1,492	$154
$2 million - $5 million	12	35	15	48
$5 million - $10 million	8	62	3	22
$10 million - $25 million	4	63	2	23
Greater than $25 million	2	71	1	26
Total	1,373	$357	1,513	$273

The following table presents a summary of nonaccrual loans at September 30, 2015 and loans transferred to nonaccrual and net loan charge-offs for the three months ended September 30, 2015, based primarily on North American Industry Classification System (NAICS) categories.

	September 30, 2015		Three Months Ended September 30, 2015
(dollar amounts in millions)	Nonaccrual Loans		Loans Transferred to Nonaccrual (a)		Net Loan Charge-Offs (Recoveries)
Industry Category
Mining, Quarrying and Oil & Gas Extraction (b)	$98	27%	$17	24%	$9	39%
Retail	35	10	35	50	11	49
Services	32	9	7	10	—	—
Residential Mortgage	31	9	—	—	—	—
Real Estate & Home Builders	29	8	—	—	(2)	(9)
Manufacturing (b)	26	7	2	4	3	14
Contractors (b)	21	6	—	—	1	3
Health Care & Social Assistance	18	5	—	—	—	—
Utilities (b)	12	3	8	12	—	—
Holding & Other Investment Companies	11	3	—	—	—	—
Finance	2	1	—	—	—	—
Other (c)	42	12	—	—	1	4
Total	$357	100%	$69	100%	$23	100%

(a)	Based on an analysis of nonaccrual loans with book balances greater than $2 million.

(b)
Included nonaccrual energy and energy-related loans of approximately $96 million in Mining, Quarrying and Oil & Gas Extraction, $4 million in Manufacturing, $18 million in Contractors and $8 million in Utilities at September 30, 2015.

(c)	Consumer, excluding residential mortgage and certain personal purpose nonaccrual loans and net charge-offs, are included in the “Other” category.
Loans past due 90 days or more and still accruing interest generally represent loans that are well collateralized and in a continuing process of collection. Loans past due 90 days or more and still accruing interest remained unchanged at $5 million at both September 30, 2015 and December 31, 2014. Loans past due 30-89 days decreased $6 million to $157 million at September 30, 2015, compared to $163 million at December 31, 2014.
The following table presents a summary of total criticized loans. Criticized loans with balances of $2 million or more on nonaccrual status or whose terms have been modified in a TDR are individually subjected to quarterly credit quality reviews, and the Corporation may establish specific allowances for such loans.

(dollar amounts in millions)	September 30, 2015	June 30, 2015	December 31, 2014
Total criticized loans	$2,898	$2,361	$1,893
As a percentage of total loans	6.0%	4.7%	3.9%
The $1.0 billion increase in criticized loans in the nine months ended September 30, 2015 included an increase of $861 million of energy and energy-related loans. For further information about criticized energy and energy-related loans, refer to the "Energy Lending" subheading later in this section.
The following table presents a summary of changes in foreclosed property.

	Three Months Ended
(in millions)	September 30, 2015	June 30, 2015	December 31, 2014
Balance at beginning of period	$9	$9	$11
Acquired in foreclosure	5	2	3
Foreclosed property sold (a)	(2)	(2)	(4)
Balance at end of period	$12	$9	$10
(a) Net gain on foreclosed property sold	$1	$1	$1

Commercial Real Estate Lending
The following table summarizes the Corporation's commercial real estate loan portfolio by loan category.

(in millions)	September 30, 2015	December 31, 2014
Real estate construction loans:
Commercial Real Estate business line (a)	$1,562	$1,606
Other business lines (b)	312	349
Total real estate construction loans	$1,874	$1,955
Commercial mortgage loans:
Commercial Real Estate business line (a)	$2,002	$1,790
Other business lines (b)	6,785	6,814
Total commercial mortgage loans	$8,787	$8,604

(a)	Primarily loans to real estate developers.

(b)	Primarily loans secured by owner-occupied real estate.
The Corporation limits risk inherent in its commercial real estate lending activities by limiting exposure to those borrowers directly involved in the commercial real estate markets and adhering to conservative policies on loan-to-value ratios for such loans. Commercial real estate loans, consisting of real estate construction and commercial mortgage loans, totaled $10.7 billion at September 30, 2015, of which $3.6 billion, or 33 percent, were to borrowers in the Commercial Real Estate business line, which includes loans to real estate developers. The remaining $7.1 billion, or 67 percent, of commercial real estate loans in other business lines consisted primarily of owner-occupied commercial mortgages, which bear credit characteristics similar to non-commercial real estate business loans. In the Texas market, commercial real estate loans totaled $2.6 billion at September 30, 2015, of which $1.3 billion were to borrowers in the Commercial Real Estate business line. The remaining $1.3 billion consisted primarily of owner-occupied commercial mortgages. Loans in the Commercial Real Estate business line secured by properties located in Texas totaled $1.0 billion at September 30, 2015, none of which were on nonaccrual status at September 30, 2015, primarily including $588 million for multifamily properties, $102 million for retail properties and $101 million for commercial properties.
The real estate construction loan portfolio primarily contains loans made to long-time customers with satisfactory completion experience. Credit quality in the real estate construction loan portfolio was strong, with $1 million on nonaccrual status at September 30, 2015 compared to $2 million at December 31, 2014, and real estate construction loan net recoveries of $1 million and $2 million in the nine months ended September 30, 2015 and 2014, respectively.
Loans in the commercial mortgage portfolio generally mature within three to five years. Of the $2.0 billion and $1.8 billion of commercial mortgage loans in the Commercial Real Estate business line outstanding at September 30, 2015 and December 31, 2014, respectively, $17 million and $22 million were on nonaccrual status at September 30, 2015 and December 31, 2014, respectively. Commercial mortgage loan net recoveries in the Commercial Real Estate business line were $3 million and $2 million for the nine months ended September 30, 2015 and 2014, respectively. In other business lines, $49 million and $73 million of commercial mortgage loans were on nonaccrual status at September 30, 2015 and December 31, 2014, respectively. Commercial mortgage loan net recoveries in other business lines were $3 million for the nine months ended September 30, 2015, compared to net charge-offs of $10 million for the nine months ended September 30, 2014.
Residential Real Estate Lending
The following table summarizes the Corporation's residential mortgage and home equity loan portfolios by geographic market.

	September 30, 2015				December 31, 2014
(dollar amounts in millions)	Residential Mortgage Loans	% of Total	Home Equity Loans	% of Total	Residential Mortgage Loans	% of Total	Home Equity Loans	% of Total
Geographic market:
Michigan	$393	21%	$794	47%	$417	23%	$795	48%
California	864	46	604	35	831	46	564	34
Texas	341	18	261	15	337	18	247	15
Other Markets	282	15	55	3	246	13	52	3
Total	$1,880	100%	$1,714	100%	$1,831	100%	$1,658	100%
Residential real estate loans consist of residential mortgages and home equity loans and lines of credit. Residential mortgages totaled $1.9 billion at September 30, 2015, and were primarily larger, variable-rate mortgages originated and retained for certain private banking relationship customers. Of the $1.9 billion of residential mortgage loans outstanding, $31 million were on nonaccrual status at September 30, 2015. The home equity portfolio totaled $1.7 billion at September 30, 2015, of which $1.7 billion was outstanding under primarily variable-rate, interest-only home equity lines of credit and $61 million were closed-end home equity loans. Of the $1.7 billion of home equity loans outstanding, $28 million were on nonaccrual status at September 30, 2015. A majority of the home equity portfolio was secured by junior liens at September 30, 2015. The residential real estate portfolio is principally located within the Corporation's primary geographic markets. Substantially all residential real estate loans past due 90 days or more are placed on nonaccrual status, and substantially all junior lien home equity loans that are current or less than 90 days past due are placed on nonaccrual status if full collection of the senior position is in doubt. At no later than 180 days past due, such loans are charged off to current appraised values less costs to sell.
Energy Lending
The Corporation has a portfolio of energy and energy-related loans that are included primarily in "commercial loans" in the consolidated balance sheets. The Corporation's energy lending team has over 30 years of experience, with a focus on larger middle market companies in the oil and gas business. Customers in the Corporation's Energy business line (approximately 200 relationships) are engaged in three segments of the oil and gas business: exploration and production (E&P), midstream and energy services. E&P generally includes such activities as searching for potential oil and gas fields, drilling exploratory wells and operating active wells. Commitments to E&P borrowers are subject to semi-annual borrowing base re-determinations based on a variety of factors including updated pricing (reflecting market and competitive conditions), energy reserve levels and the impact of hedging. Fall semi-annual borrowing base re-determinations began in September 2015. The midstream sector is generally involved in the transportation, storage and marketing of crude and/or refined oil and gas products. The Corporation's energy services customers provide products and services primarily to the E&P segment. More than 90 percent of the loans in the Energy business line are Shared National Credits (SNC), which are facilities greater than $20 million shared by three or more federally supervised institutions, reflecting the Corporation's focus on larger middle market companies that have financing needs that generally exceed internal individual borrower credit risk limits. The Corporation seeks to develop full relationships with SNC borrowers.
In addition to oil and gas loans in the Energy business line, the Corporation is monitoring a portfolio of loans in other lines of business to companies that have a sizable portion of their revenue related to oil and gas or could be otherwise disproportionately negatively impacted by prolonged lower oil and gas prices ("energy-related"), primarily in general Middle Market, Corporate Banking, Small Business, and Technology and Life Sciences. These companies include downstream businesses such as refineries and petrochemical companies, companies that sell products to E&P, midstream and energy services companies, companies involved in developing new technologies for the oil and gas industry, and other similar businesses.
The following table summarizes information about the Corporation's portfolio of energy and energy-related loans.

	September 30, 2015				December 31, 2014
(dollar amounts in millions)	Outstandings		Nonaccrual	Criticized	Outstandings		Nonaccrual	Criticized
Exploration and production (E&P)	$2,249	69%	57	$629	$2,539	71%	$—	$73
Midstream	481	15	—	52	454	13	—	—
Services	513	16	23	212	566	16	—	26
Total Energy business line	3,243	100%	80	893	3,559	100%	—	99
Energy-related	614		46	165	741		27	98
Total energy and energy-related	$3,857		$126	$1,058	$4,300		$27	$197
As a percentage of total energy and energy-related loans			3%	27%			1%	5%

Loans in the Energy business line were $3.2 billion, or approximately 7 percent of total loans, at September 30, 2015 and $3.6 billion, or approximately 7 percent of total loans, at December 31, 2014, a decrease of $316 million, or 9 percent. Total exposure, including unused commitments to extend credit and letters of credit, was $6.5 billion and $7.1 billion at September 30, 2015 and December 31, 2014, respectively. The decrease in total exposure in the Energy business line primarily reflected reduced borrowing bases as a result of the decline in value of oil and gas reserves, while the decrease in outstandings largely reflected energy customers taking actions to adjust their cash flow and reduce their bank debt. As of September 30, 2015, a majority of the Corporation’s E&P customers had at least 50 percent of their oil and/or gas production hedged up to the end of 2015. Approximately 95 percent of the loans outstanding and 90 percent of total exposure in the Energy business line had varying levels and types of collateral at September 30, 2015, including oil and gas reserves and pipelines, equipment, accounts receivable, inventory and other assets, or some combination thereof. Energy-related outstandings were approximately $614 million at September 30, 2015 (approximately 110 relationships), a decrease of $127 million, or 17 percent, compared to December 31, 2014.
Internal risk-rating reviews were completed on all borrowers in the Energy business line during the nine months ended September 30, 2015. Criticized energy and energy-related loans increased from $197 million, or 5 percent of total energy and energy-related loans, at December 31, 2014 to $1.1 billion or 27 percent at September 30, 2015, in part reflecting the Corporation's weighting of current and expected operating cash flows in the assessment of the probability of default. A majority of the criticized energy and energy-related loans remain well secured and therefore losses are expected to be manageable. While the Corporation expects some continued negative migration, at this point in the cycle, many credits are being satisfactorily resolved through paydowns and payoffs. Nonaccrual energy and energy-related loans increased to $126 million, or 3 percent of total energy and energy-related loans at September 30, 2015, compared to $27 million, or 1 percent at December 31, 2014. Energy and energy-related net loan charge-offs were $9 million and $13 million for the three- and nine-month periods ended September 30, 2015, respectively, substantially all of which were from the energy-related portfolio.
The Corporation's allowance methodology carefully considers the various risk elements within its loan portfolio. The allowance for loan losses at September 30, 2015 appropriately incorporated the changing dynamics in energy and energy-related loans described above, including the value of collateral considered in determining estimated loss given default, which has resulted in increases in reserves for this portfolio for the past four quarterly periods. The Corporation continued to incorporate a qualitative reserve component for energy and energy-related loans at September 30, 2015 due to the uncertainty associated with continued volatility and the impact of sustained lower oil and gas prices. Refer to the “Allowance for Credit Losses” subheading earlier in this section for a discussion of changes in the allowance for loan losses as a result of the above-described events.
Automotive Lending
Substantially all dealer loans are in the National Dealer Services business line. Loans in the National Dealer Services business line include floor plan financing and other loans to automotive dealerships. Floor plan loans, included in “commercial loans” in the consolidated balance sheets, totaled $3.5 billion at September 30, 2015, a decrease of $252 million compared to $3.8 billion at December 31, 2014. At both September 30, 2015 and December 31, 2014, other loans to automotive dealers in the National Dealer Services business line totaled $2.4 billion, including $1.6 billion and $1.5 billion of owner-occupied commercial real estate mortgage loans at September 30, 2015 and December 31, 2014, respectively. Automotive lending also includes loans to borrowers involved with automotive production, primarily Tier 1 and Tier 2 suppliers. Loans to borrowers involved with automotive production totaled approximately $1.2 billion at both September 30, 2015 and December 31, 2014.
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

(in millions)	September 30, 2015	December 31, 2014
European exposure:
Commercial and industrial	$271	$211
Banks and other financial institutions	23	52
Total outstanding	294	263
Unfunded commitments and guarantees	311	382
Total European exposure (a)	$605	$645

(a)	Primarily United Kingdom and the Netherlands. The Corporation had no exposure to Greece, Portugal or Ireland at September 30, 2015 and December 31, 2014.
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

Market Risk Analytics, of the Office of Enterprise Risk, supports ALCO in measuring, monitoring and managing interest rate risk and coordinating all other market risks. Key activities encompass: (i) providing information and analysis of the Corporation's balance sheet structure and measurement of interest rate and all other market risks; (ii) monitoring and reporting of the Corporation's positions relative to established policy limits and guidelines; (iii) developing and presenting analyses and strategies to adjust risk positions; (iv) reviewing and presenting policies and authorizations for approval; (v) monitoring of industry trends and analytical tools to be used in the management of interest rate and all other market risks; and (vi) developing and monitoring the interest rate risk economic capital estimate.
Interest Rate Risk
Net interest income is the primary source of revenue for the Corporation. Interest rate risk arises in the normal course of business due to differences in the repricing and cash flow characteristics of assets and liabilities, primarily through the Corporation's core business activities of extending loans and acquiring deposits. The Corporation's balance sheet is predominantly characterized by floating-rate loans funded by a combination of core deposits and wholesale borrowings. Approximately 85 percent of the Corporation's loans were floating at September 30, 2015, of which approximately 75 percent were based on LIBOR and 25 percent were based on Prime. This creates sensitivity to interest rate movements due to the imbalance between the floating-rate loan portfolio and the more slowly repricing deposit products. In addition, growth and/or contraction in the Corporation's loans and deposits may lead to changes in sensitivity to interest rate movements in the absence of mitigating actions. Examples of such actions are purchasing investment securities, primarily fixed-rate, which provide liquidity to the balance sheet and act to mitigate the inherent interest sensitivity, and hedging the sensitivity with interest rate swaps. The Corporation actively manages its exposure to interest rate risk, with the principal objective of optimizing net interest income and the economic value of equity while operating within acceptable limits established for interest rate risk and maintaining adequate levels of funding and liquidity.
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
Each scenario includes assumptions such as loan growth, investment security prepayment levels, depositor behavior, yield curve changes, loan and deposit pricing, and overall balance sheet mix and growth. In the +200 scenario, assumptions related to loan growth are based on historical experience. Because deposit balances have continued to grow significantly in this persistent low rate environment, historical depositor behavior may be less indicative of future trends. As a result, the September 30, 2015 +200 scenario reflects a greater decrease in deposits than we have experienced historically as rates begin to rise. Investment securities modeling includes the replacement of prepayments as well as an estimate of projected growth in High Quality Liquid Assets (HQLA) needed for compliance with the LCR, and expected funding maturities are included. In addition, the model reflects deposit pricing based on historical price movements with short-term interest rates, and loan spreads are held at current levels. Changes in actual economic activity may result in a materially different interest rate environment as well as a balance sheet structure that is different from the changes management included in its simulation analysis.

The table below, as of September 30, 2015 and December 31, 2014, displays the estimated impact on net interest income during the next 12 months by relating the base case scenario results to those from the rising and declining rate scenarios described above.

	Estimated Annual Change
	September 30, 2015		December 31, 2014
(in millions)	Amount	%	Amount	%
Change in Interest Rates:
+200 basis points	$222	13%	$224	13%
-25 basis points (to zero percent)	(37)	(2)	(32)	(2)
Sensitivity decreased slightly from December 31, 2014 to September 30, 2015 primarily due to changes in the current balance sheet mix driving a revised forecast, offset by the impact from the addition of HQLA for the LCR and the modeled reduction in deposit growth in the +200 scenario discussed above. The risk to declining interest rates is limited as a result of the inability of the current low level of rates to fall significantly.
The table below, as of September 30, 2015, illustrates the estimated sensitivity of the above results to a change in deposit balance assumptions in the +200 scenario, with all other assumptions held constant. In this analysis, average noninterest-bearing deposit run-off in the 12-month period has been increased by $1 billion and $3 billion from the historical run-off experience included in the standard +200 scenario presented above and assumes the deposit run-off reduces excess reserves and increases purchased funds. The analysis is provided as an indicator of the sensitivity of net interest income to the modeled deposit run-off assumption. It is not meant to reflect management's expectation or best estimate. Actual deposit levels may vary from those reflected.

	+200 Basis Points
(in millions)	Estimated Annual Change
September 30, 2015	Amount	%
Incremental Average Decrease in Noninterest-bearing Deposit Balances:
$1 billion	$211	13%
$3 billion	188	11
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
The table below, as of September 30, 2015 and December 31, 2014, displays the estimated impact on the economic value of equity from the interest rate scenario described above.

	September 30, 2015		December 31, 2014
(in millions)	Amount	%	Amount	%
Change in Interest Rates:
+200 basis points	$1,173	10%	$1,218	10%
-25 basis points (to zero percent)	(267)	(2)	(293)	(2)
The change in the sensitivity of the economic value of equity to a 200 basis point parallel increase in rates between December 31, 2014 and September 30, 2015 was primarily driven by changes in market interest rates at the middle to long end of the curve, which most significantly impact mortgage-backed security prepayments and the value of deposits without a stated maturity.
Wholesale Funding
The Corporation may access the purchased funds market when necessary, which includes foreign office time deposits and short-term borrowings. Capacity for incremental purchased funds at September 30, 2015 included the ability to purchase federal funds, sell securities under agreements to repurchase, as well as issue deposits to institutional investors and issue certificates of deposit through brokers. Purchased funds totaled $253 million at September 30, 2015, compared to $251 million at December 31, 2014. At September 30, 2015, the Bank had pledged loans totaling $26 billion which provided for up to $20 billion of available collateralized borrowing with the FRB.

The Bank is a member of the FHLB of Dallas, Texas, which provides short- and long-term funding to its members through advances collateralized by real estate-related assets. Actual borrowing capacity is contingent on the amount of collateral available to be pledged to the FHLB. At September 30, 2015, real estate-related loans pledged to the FHLB as blanket collateral provided for potential future borrowings of approximately $6 billion. As of September 30, 2015, the Corporation did not have any outstanding borrowings from the FHLB. Additionally, as of September 30, 2015 the Bank had the ability to issue up to $14 billion of debt under an existing $15 billion note program which allows the issuance of debt with maturities between three months and 30 years.The Corporation also maintains a shelf registration statement with the Securities and Exchange Commission from which it may issue debt and/or equity securities.
The ability of the Corporation and the Bank to raise funds at competitive rates is impacted by rating agencies' views of the credit quality, liquidity, capital and earnings of the Corporation and the Bank. As of September 30, 2015, the four major rating agencies had assigned the following ratings to long-term senior unsecured obligations of the Corporation and the Bank. A security rating is not a recommendation to buy, sell, or hold securities and may be subject to revision or withdrawal at any time by the assigning rating agency. Each rating should be evaluated independently of any other rating.

	Comerica Incorporated		Comerica Bank
September 30, 2015	Rating	Outlook	Rating	Outlook
Standard and Poor’s	A-	Negative	A	Negative
Moody’s Investors Service	A3	Stable	A3	Stable
Fitch Ratings	A	Stable	A	Stable
DBRS	A	Stable	A(High)	Stable
The Corporation satisfies liquidity requirements with either liquid assets or various funding sources. Liquid assets, which totaled $15.0 billion at September 30, 2015, compared to $13.3 billion at December 31, 2014, provide a reservoir of liquidity. Liquid assets include cash and due from banks, federal funds sold, interest-bearing deposits with banks, other short-term investments and unencumbered investment securities. At September 30, 2015, the Corporation held deposits at the FRB of $5.9 billion, compared to $4.9 billion at December 31, 2014.
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
In the third quarter, the Bank issued $350 million of 4.00% subordinated notes, swapped to floating at 6-month LIBOR plus 1.478%, maturing in 2025 and $175 million of 2.50% senior notes, swapped to floating at 6-month LIBOR plus 0.6348%, maturing in 2020. In the second quarter 2015, the Bank issued $500 million of 2.50% senior debt maturing in 2020 and swapped it to floating at six-month LIBOR plus 75 basis points. Of the proceeds from these issuances, approximately $575 million was invested in five-year Treasury notes and GNMA RMBS, which helped position the Corporation for full compliance with LCR. Any future funding needs for LCR purposes will depend on loan and deposit trends as well as balance sheet strategy. Should the Corporation need to add HQLA to maintain full compliance with the LCR rule, a variety of wholesale funding sources are available, as previously discussed.
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
The Corporation regularly evaluates its ability to meet funding needs in unanticipated, stressed environments. In conjunction with the quarterly 200 basis point interest rate simulation analyses, discussed in the “Interest Rate Sensitivity” section of this financial review, liquidity ratios and potential funding availability are examined. Each quarter, the Corporation also evaluates its ability to meet liquidity needs under a series of broad events, distinguished in terms of duration and severity. The evaluation as of September 30, 2015 projected that sufficient sources of liquidity were available under each series of events.
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

Goodwill
Goodwill is initially recorded as the excess of the purchase price over the fair value of net assets acquired in a business combination and is subsequently evaluated at least annually for impairment. Goodwill impairment testing is performed at the reporting unit level, equivalent to a business segment or one level below. The Corporation has three reporting units: the Business Bank, the Retail Bank and Wealth Management. At September 30, 2015 and December 31, 2014, goodwill totaled $635 million, including $380 million allocated to the Business Bank, $194 million allocated to the Retail Bank and $61 million allocated to Wealth Management.
The Corporation performs its annual evaluation of goodwill impairment in the third quarter of each year and on an interim basis if events or changes in circumstances between annual tests suggest additional testing may be warranted to determine if goodwill might be impaired. The quantitative goodwill impairment test is a two-step test. The first step of the goodwill impairment test compares the estimated fair value of identified reporting units with their carrying amount, including goodwill. If the estimated fair value of the reporting unit is less than the carrying value, the second step must be performed to determine the implied fair value of the reporting unit's goodwill and the amount of goodwill impairment, if any. The implied fair value of goodwill is determined as if the reporting unit were being acquired in a business combination. If the implied fair value of goodwill exceeds the goodwill assigned to the reporting unit, there is no impairment. If the goodwill assigned to a reporting unit exceeds the implied fair value of goodwill, an impairment charge is recorded for the excess.
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
The annual test of goodwill impairment was performed as of the beginning of the third quarter 2015. The Corporation's assumptions included modest increases to the Federal funds target rate until eventually reaching a normal interest rate environment. At the conclusion of the first step of the annual goodwill impairment tests performed in the third quarter 2015, the estimated fair values of all reporting units substantially exceeded their carrying amounts, including goodwill. The results of the annual test of the goodwill impairment test for each reporting unit were subjected to stress testing as appropriate.
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

SUPPLEMENTAL FINANCIAL DATA
The following table provides a reconciliation of non-GAAP financial measures used in this financial review with financial measures defined by GAAP.

(dollar amounts in millions)	September 30, 2015	December 31, 2014
Tier 1 Common Capital Ratio:
Tier 1 and Tier 1 common capital (a)	n/a	$7,169
Risk-weighted assets (a)	n/a	68,269
Tier 1 and Tier 1 common risk-based capital ratio	n/a	10.50%
Tangible Common Equity Ratio:
Common shareholders' equity	$7,622	$7,402
Less:
Goodwill	635	635
Other intangible assets	14	15
Tangible common equity	$6,973	$6,752
Total assets	$71,012	$69,186
Less:
Goodwill	635	635
Other intangible assets	14	15
Tangible assets	$70,363	$68,536
Common equity ratio	10.73%	10.70%
Tangible common equity ratio	9.91	9.85
Tangible Common Equity per Share of Common Stock:
Common shareholders' equity	$7,622	$7,402
Tangible common equity	6,973	6,752
Shares of common stock outstanding (in millions)	177	179
Common shareholders' equity per share of common stock	$43.02	$41.35
Tangible common equity per share of common stock	39.36	37.72

(a)	Tier 1 capital and risk-weighted assets as defined by Basel I risk-based capital rules.
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

4.1	Appointment of Wells Fargo Bank, N.A. as successor Warrant Agent under the Warrant Agreement, dated as of June 9, 2010, of Comerica Incorporated (as successor to Sterling Bancshares, Inc.)

10.1†	Form of Standard Comerica Incorporated Non-Employee Director Restricted Stock Unit Agreement under the 2015 Comerica Incorporated Incentive Plan for Non-Employee Directors.

10.2†	Form of Change of Control Employment Agreement (BE4 and Higher Version without gross-up or window period-current).

31.1	Chairman and CEO Rule 13a-14(a)/15d-14(a) Certification of Periodic Report (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002).

31.2	Vice Chairman and CFO Rule 13a-14(a)/15d-14(a) Certification of Periodic Report (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002).

32	Section 1350 Certification of Periodic Report (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002).

101
Financial statements from Quarterly Report on Form 10-Q of the Registrant for the quarter ended September 30, 2015, formatted in Extensible Business Reporting Language: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Statements of Changes in Shareholders' Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements.

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
Date: October 29, 2015

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

4.1	Appointment of Wells Fargo Bank, N.A. as successor Warrant Agent under the Warrant Agreement, dated as of June 9, 2010, of Comerica Incorporated (as successor to Sterling Bancshares, Inc.)

10.1†	Form of Standard Comerica Incorporated Non-Employee Director Restricted Stock Unit Agreement under the 2015 Comerica Incorporated Incentive Plan for Non-Employee Directors.

10.2†	Form of Change of Control Employment Agreement (BE4 and Higher Version without gross-up or window period-current).

31.1	Chairman and CEO Rule 13a-14(a)/15d-14(a) Certification of Periodic Report (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002)

31.2	Vice Chairman and CFO Rule 13a-14(a)/15d-14(a) Certification of Periodic Report (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002)

32	Section 1350 Certification of Periodic Report (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002)

101
Financial statements from Quarterly Report on Form 10-Q of the Registrant for the quarter ended September 30, 2015, formatted in Extensible Business Reporting Language: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Statements of Changes in Shareholders' Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements.

†	Management contract or compensatory plan or arrangement.