Form 10-K
period 2015-12-31
COMERICA INC /NEW/
filed 2016-02-26
CIK 28412

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
Annual Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the fiscal year ended
December 31, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
At June 30, 2015 (the last business day of the registrant’s most recently completed second fiscal quarter), the registrant’s common stock, $5 par value, held by non-affiliates had an aggregate market value of approximately $9.0 billion based on the closing price on the New York Stock Exchange on that date of $51.32 per share. For purposes of this Form 10-K only, it has been assumed that all common shares Comerica’s Trust Department holds for Comerica’s employee plans, and all common shares the registrant’s directors and executive officers hold, are shares held by affiliates.
At February 19, 2016, the registrant had outstanding 174,878,064 shares of its common stock, $5 par value.
Documents Incorporated by Reference:
Part III:
Items 10-14—Proxy Statement for the Annual Meeting of Shareholders to be held April 26, 2016.

PART I
Item 1. Business.
GENERAL
Comerica Incorporated (“Comerica”) is a financial services company, incorporated under the laws of the State of Delaware, and headquartered in Dallas, Texas. Based on total assets as reported in the most recently filed Consolidated Financial Statements for Bank Holding Companies (FR Y-9C), it was among the 25 largest commercial United States (“U.S.”) financial holding companies. Comerica was formed in 1973 to acquire the outstanding common stock of Comerica Bank, which at such time was a Michigan banking corporation and one of Michigan's oldest banks (formerly Comerica Bank-Detroit). On October 31, 2007, Comerica Bank, a Michigan banking corporation, was merged with and into Comerica Bank, a Texas banking association (“Comerica Bank”). As of December 31, 2015, Comerica owned directly or indirectly all the outstanding common stock of 2 active banking and 36 non-banking subsidiaries. At December 31, 2015, Comerica had total assets of approximately $71.9 billion, total deposits of approximately $59.9 billion, total loans (net of unearned income) of approximately $49.1 billion and shareholders’ equity of approximately $7.6 billion.
Business Segments
Comerica has strategically aligned its operations into three major business segments: the Business Bank, the Retail Bank, and Wealth Management. In addition to the three major business segments, Finance is also reported as a segment. We provide information about our business segments and the principal products and services provided by these segments in Note 22 on pages F-103 through F-107 of the Notes to Consolidated Financial Statements located in the Financial Section of this report.
Comerica operates in three primary geographic markets - Texas, California, and Michigan, as well as in Arizona and Florida, with select businesses operating in several other states, and in Canada and Mexico. We provide information about our market segments in Note 22 on pages F-103 through F-107 of the Notes to Consolidated Financial Statements located in the Financial Section of this report.
Activities with customers domiciled outside the U.S., in total or with any individual country, are not significant. We provide information on risks attendant to foreign operations: (1) under the caption “Concentration of Credit Risk” on page F-30 of the Financial Section of this report; and (2) under the caption "International Exposure" on page F-33 of the Financial Section of this report.
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
COMPETITION
The financial services business is highly competitive. Comerica and its subsidiaries mainly compete in their three primary geographic markets of Texas, California and Michigan, as well as in the states of Arizona and Florida. They also compete in broader, national geographic markets, as well as markets in Mexico and Canada. They are subject to competition with respect to various products and services, including, without limitation, loans and lines of credit, deposits, cash management, capital market products, international trade finance, letters of credit, foreign exchange management services, loan syndication services, consumer lending, consumer deposit gathering, mortgage loan origination, consumer products, fiduciary services, private banking, retirement services, investment management and advisory services, investment banking services, brokerage services, the sale of annuity products, and the sale of life, disability and long-term care insurance products.
Comerica competes in terms of products and pricing with large national and regional financial institutions and with smaller financial institutions. Some of Comerica's larger competitors, including certain nationwide banks that have a significant presence in Comerica's market area, may make available to their customers a broader array of product, pricing and structure alternatives and, due to their asset size, may more easily absorb credit losses in a larger overall portfolio. Some of Comerica's competitors (larger or smaller) may have more liberal lending policies and processes. Further, Comerica's banking competitors may be subject to a significantly different or reduced degree of regulation due to their asset size or types of products offered. They may also have the ability to more efficiently utilize resources to comply with regulations or may be able to more effectively absorb the costs of regulations into their existing cost structure. Comerica believes that the level of competition in all geographic markets will continue to increase in the future.
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
Comerica Bank is chartered by the State of Texas and at the state level is supervised and regulated by the Texas Department of Banking under the Texas Finance Code. Comerica Bank has elected to be a member of the Federal Reserve System under the Federal Reserve Act and, consequently, is supervised and regulated by the Federal Reserve Bank of Dallas. Comerica Bank & Trust, National Association is chartered under federal law and is subject to supervision and regulation by the Office of the Comptroller of the Currency (“OCC”) under the National Bank Act. Comerica Bank & Trust, National Association, by virtue of being a national bank, is also a member of the Federal Reserve System. The deposits of Comerica Bank and Comerica Bank & Trust, National Association are insured by the Deposit Insurance Fund of the Federal Deposit Insurance Corporation (“FDIC”) to the extent provided by law. Certain transactions executed by Comerica Bank are also subject to regulation by the U.S. Commodity Futures Trading Commission. In Canada, Comerica Bank is supervised by the Office of the Superintendent of Financial Institutions and in Mexico, by the Banco de México.
The FRB supervises non-banking activities conducted by companies directly and indirectly owned by Comerica. In addition, Comerica's non-banking subsidiaries are subject to supervision and regulation by various state, federal and self-regulatory agencies, including, but not limited to, the Financial Industry Regulatory Authority (in the case of Comerica Securities, Inc.), the Office of Financial and Insurance Regulation of the State of Michigan (in the case of Comerica Securities, Inc. and Comerica Insurance Services, Inc.), and the Securities and Exchange Commission (“SEC”) (in the case of Comerica Securities, Inc. and World Asset Management, Inc.).
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
Comerica has consolidated the majority of its banking business into one bank, Comerica Bank, with branches in Texas, Arizona, California, Florida and Michigan.
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
Comerica Bank and Comerica Bank & Trust, National Association are required by federal law to obtain the prior approval of the FRB and/or the OCC, as the case may be, for the declaration and payment of dividends, if the total of all dividends declared by the board of directors of such bank in any calendar year will exceed the total of (i) such bank's retained net income (as defined and interpreted by regulation) for that year plus (ii) the retained net income (as defined and interpreted by regulation) for the preceding two years, less any required transfers to surplus or to fund the retirement of preferred stock. At January 1, 2016, Comerica's subsidiary banks could declare aggregate dividends of approximately $398 million from retained net profits of the preceding two years. Comerica's subsidiary banks declared dividends of $437 million in 2015, $380 million in 2014 and $480 million in 2013.
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
Regulations establishing the specific capital tiers provide that, for a depository institution to be well capitalized, it must have a total risk-based capital ratio of at least 10% and a Tier 1 risk-based capital ratio of at least 8%, a common equity Tier 1 risk-based capital measure of at least 6.5%, a Tier 1 leverage ratio of at least 5% and not be subject to any specific capital order or directive. For an institution to be adequately capitalized, it must have a total risk-based capital ratio of at least 8%, a Tier 1 risk-based capital ratio of at least 6%, a common equity Tier 1 risk-based capital measure of at least 4.5% and a Tier 1 leverage ratio of at least 4%. Under certain circumstances, the appropriate banking agency may treat a well capitalized, adequately capitalized or undercapitalized institution as if the institution were in the next lower capital category.
As of December 31, 2015, Comerica and its banking subsidiaries exceeded the ratios required for an institution to be considered “well capitalized” under these regulations.
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
For this purpose, a depository institution's or holding company's assets and certain specified off-balance sheet commitments are assigned to various risk categories defined by the FRB, each weighted differently based on the level of credit risk that is ascribed to such assets or commitments, based on counterparty type and asset class. A depository institution's or holding company's capital, in turn, is divided into three tiers: Common Equity Tier 1 (“CET1”), additional Tier 1, and Tier 2. CET1 capital predominantly includes common shareholders’ equity, less certain deductions for goodwill, intangible assets and deferred tax assets that arise from net operating losses and tax credit carry-forwards, if any. Additionally, Comerica has made the election to permanently exclude accumulated other comprehensive income related to debt securities, cash flow hedges, and defined benefit postretirement plans from CET1 capital. Additional Tier 1 capital primarily includes noncumulative perpetual preferred stock and related surplus. Tier 2 capital primarily includes qualifying subordinated debt and qualifying allowance for credit losses. Certain deductions and adjustments to CET1 capital, Tier 1 capital and Tier 2 capital are subject to phase-in through December 31, 2017. Entities that engage in trading activities, whose trading activities exceed specified levels, also are required to maintain capital for market risk. Market risk includes changes in the market value of trading account, foreign exchange, and commodity positions, whether resulting from broad market movements (such as changes in the general level of interest rates, equity prices, foreign exchange rates, or commodity prices) or from position specific factors. From time to time, Comerica's trading activities may exceed specified regulatory levels, in which case Comerica maintains additional capital for market risk as required.
Comerica, like other bank holding companies, currently is required to maintain CET1, Tier 1 (the sum of CET1 and additional Tier 1 capital) and “total capital” (the sum of Tier 1 and Tier 2 capital) equal to at least 4.5%, 6% and 8% of its total risk-weighted assets (including certain off-balance-sheet items, such as standby letters of credit), respectively. At December 31, 2015, Comerica met all requirements, with CET1, Tier 1 and total capital equal to 10.54%, 10.54% and 12.69% of its total risk-weighted assets, respectively.
Comerica is also required to maintain a minimum “leverage ratio” (Tier 1 capital to non-risk-adjusted total assets) of 4%. Comerica's leverage ratio of 10.22% at December 31, 2015 reflects the nature of Comerica's balance sheet and demonstrates a commitment to capital adequacy. At December 31, 2015, Comerica Bank had CET1, Tier 1 and total capital equal to 10.20%, 10.20% and 12.05% of its total risk-weighted assets, respectively, and a leverage ratio of 9.89%.
Additional information on the calculation of Comerica and its bank subsidiaries' CET1, Tier 1 capital, total capital and risk-weighted assets is set forth in Note 20 of the Notes to Consolidated Financial Statements located on pages F-99 through F-100 of the Financial Section of this report. Additional information on the timing and nature of the Basel III capital requirements is set forth below, under "Basel III: Regulatory Capital and Liquidity Regime."
FDIC Insurance Assessments
The FDIC Deposit Insurance Fund (“DIF”) provides insurance coverage for certain deposits. Comerica's subsidiary banks are subject to FDIC deposit insurance assessments to maintain the DIF. The FDIC imposes a risk-based deposit premium assessment system, which was amended pursuant to the Federal Deposit Insurance Reform Act of 2005 and further amended by the Dodd-Frank Act. The Dodd-Frank Act also increased the DIF's minimum reserve ratio and permanently increased general deposit insurance coverage from $100,000 to $250,000. The final rule implementing revisions to the assessment system became effective April 1, 2011. Under the risk-based deposit premium assessment system, the assessment rates for an insured depository institution are determined by an assessment rate calculator, which is based on a number of elements to measure the risk each institution poses to the DIF. The assessment rate is applied to total average assets less tangible equity. Under the current system, premiums are assessed quarterly and could increase if, for example, criticized loans and/or other higher risk assets increase or balance sheet liquidity decreases. For 2015, Comerica’s FDIC insurance expense totaled $37 million.
In November 2015, the FDIC issued a Notice of Proposed Rulemaking on Assessments in order to implement section 334 of the Dodd-Frank Act (§334), which requires the FDIC to (1) raise the minimum reserve ratio for the DIF to 1.35 percent, from 1.15 percent, (2) assess premiums on banks to reach the 1.35 percent goal by September 30, 2020, and (3) offset the effect of the increase in the minimum reserve ratio on insured depository institutions with assets of less than $10 billion. The FDIC proposed a surcharge on large banks, to be assessed over a period of eight quarters, to begin the quarter after the DIF reserve ratio first reaches or exceeds 1.15 percent, as a means to implement §334. As proposed, Comerica would be subject to the surcharge assessment. Management currently estimates that, based on the proposal, total FDIC expense would increase by approximately $10 million annually during the surcharge period, which could begin in either the first or second quarter 2016.
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
Basel III: Regulatory Capital and Liquidity Regime. In December 2010, the Basel Committee on Banking Supervision (the “Basel Committee”) issued a framework for strengthening international capital and liquidity regulation (“Basel III”). In July 2013, U.S. banking regulators issued a final rule for the U.S. adoption of the Basel III regulatory capital framework. Basel III includes a more stringent definition of capital and introduces a new common equity Tier 1 ("CET1") capital requirement; sets forth two comprehensive methodologies for calculating risk-weighted assets ("RWA"), a standardized approach and an advanced approach; introduces two new capital buffers, a conservation buffer and a countercyclical buffer (applicable to advanced approach entities); establishes a new supplemental leverage ratio (applicable to advanced approach entities); and sets out minimum capital ratios and overall capital adequacy standards. As a banking organization subject to the standardized approach, the rules were effective for Comerica on January 1, 2015. Certain deductions and adjustments to regulatory capital (primarily related to intangible assets and surplus Tier 2 capital minority interest) phase in starting January 1, 2015 and will be fully implemented on January 1, 2018. The capital conservation buffer phases in at 0.625 percent beginning on January 1, 2016 and ultimately increases to 2.5 percent on January 1, 2019. Comerica is not subject to the countercyclical buffer or the supplemental leverage ratio.
Comerica's December 31, 2015 CET1 and Tier 1 ratios were both 10.54 percent. Comerica's December 31, 2015 CET1 and Tier 1 capital ratios exceed the minimum required by the final rule (4.5 percent and 6 percent, respectively).
On September 3, 2014, U.S. banking regulators adopted the Liquidity Coverage Ratio ("LCR") rule, which set for U.S. banks the minimum liquidity measure established under the Basel III liquidity framework. Under the final rule, Comerica is subject to a modified LCR standard, which requires a financial institution to hold a minimum level of high-quality, liquid assets ("HQLA") to fully cover modified net cash outflows under a 30-day systematic liquidity stress scenario. The rule is effective for Comerica on January 1, 2016. During the transition year, 2016, Comerica will be required to maintain a minimum LCR of 90 percent. Beginning January 1, 2017, and thereafter, the minimum required LCR will be 100 percent. As of December 31, 2015, Comerica's LCR ratio meets the fully phased-in 2017 requirement.
The Basel III liquidity framework includes a second minimum liquidity measure, the Net Stable Funding Ratio ("NSFR"), which requires the amount of available longer-term, stable sources of funding to be at least 100 percent of the required amount of longer-term stable funding over a one-year period. On October 31, 2014, the Basel Committee on Banking Supervision issued its final NSFR rule, which was originally introduced in 2010 and revised in January 2014. U.S. banking regulators have announced that they expect to issue proposed rules to implement the NFSR in advance of its scheduled global implementation in 2018. While uncertainty exists in the final form and timing of the U.S. rule implementing the NSFR and whether or not Comerica will be subject to the full requirements, Comerica is closely monitoring the development of the rule.
Interchange Fees. On July 20, 2011, the FRB published final rules (Regulation II) pursuant to the Dodd-Frank Act establishing the maximum permissible interchange fee that an issuer may receive for an electronic debit transaction as the sum of 21 cents per transaction and 5 basis points multiplied by the value of the transaction and prohibiting network exclusivity arrangements and routing restrictions. Comerica is subject to the final rules. In July 2013, a federal district court invalidated the FRB's interchange fee rules. The FRB's appeal of the court’s ruling resulted in the U.S. Circuit Court of Appeals for the District of Columbia overruling the district court, reinstating the final rule as previously issued. On January 20, 2015, the U.S. Supreme Court denied a further appeal. Accordingly, Regulation II remains intact and its limits on interchange fees are now permanent.
Supervision and Regulation Assessment. Section 318 of the Dodd-Frank Act authorizes the federal banking agencies to assess fees against bank holding companies with total consolidated assets in excess of $50 billion equal to the expenses necessary or appropriate in order to carry out their supervision and regulation of those companies. Comerica accrued $1.6 million for 2015, which will be assessed in the first quarter 2016.
The Volcker Rule. The federal banking agencies and the SEC published approved joint final regulations to implement the Volcker Rule on December 10, 2013. The Volcker Rule generally prohibits banking entities from engaging in proprietary trading and from owning and sponsoring "covered funds" (e.g. hedge funds and private equity funds). The final regulations adopt a multi-faceted approach to implementing the Volcker Rule prohibitions that relies on: (i) detailed descriptions of prohibited and permitted activities; (ii) detailed compliance requirements; and (iii) for banking entities with large volumes of trading activity, detailed quantitative analysis and reporting obligations. In addition to rules implementing the core prohibitions and exemptions (e.g. underwriting, market-making related activities, risk-mitigating hedging and trading in certain government obligations) of the Volcker Rule, the regulations also include two appendices devoted to record-keeping and reporting requirements, including numerous quantitative data reporting obligations for banking entities with significant trading activities (Appendix A) and enhanced compliance requirements for banking entities with significant trading or covered fund activities (Appendix B). The final rule was effective April 1, 2014. The Volcker Rule generally required full compliance with the new restrictions by July 21, 2015; however, the FRB has extended the conformance period to July 21, 2017 for covered funds that were in place prior to December 31, 2013. Comerica is currently in compliance with the effective aspect of the Volcker Rule and expects to meet the final requirements adopted by regulators within the applicable regulatory timelines. Additional information on Comerica's portfolio of indirect (through funds) private equity and venture capital investments is set forth in Note 1 of the Notes to Consolidated Financial Statements located on page F-54 of the Financial Section of this report.
Annual Capital Plans and Stress Tests. Comerica is subject to the FRB’s annual Comprehensive Capital Analysis and Review (CCAR) process, as well as the Dodd-Frank Act Stress Testing (DFAST) requirements. As part of the CCAR process, the FRB undertakes a supervisory assessment of the capital adequacy of bank holding companies (BHCs), including Comerica, that have $50 billion or more in total consolidated assets. This capital adequacy assessment is based on a review of a comprehensive capital plan submitted by each participating BHC to the FRB that describes the company’s planned capital actions during the nine quarter review period, as well as the results of stress tests conducted by both the company and the FRB under different hypothetical macro-economic scenarios, including a supervisory baseline and an adverse and a severely adverse scenario provided by the FRB. After completing its review, the FRB may object or not object to the company’s proposed capital actions, such as plans to pay or increase common stock dividends, reinstate or increase common equity repurchase programs, or issue or redeem preferred stock or other regulatory capital instruments. In connection with the 2015 CCAR, Comerica submitted its 2015 capital plan to the FRB on January 5, 2015; on March 5, 2015, Comerica and the FRB released the revenue, loss and capital results from the annual stress testing exercises and on March 11, 2015, Comerica announced that the FRB had completed its CCAR 2015 capital plan review and did not object to the capital plan or capital distributions contemplated in the plan. The 2015 capital plan submission extended over a period of five quarters, second quarter 2015 - second quarter 2016, due to a modification in timing by the FRB. Comerica plans to submit its CCAR 2016 capital plan to the FRB, consistent with new supervisory guidance (SR 15-19), in April 2016 and expects to receive the results of the FRB's review of the plan in June 2016 and to release its company-run stress tests results in June or July 2016.
FRB regulations also required that Comerica and other large bank holding companies conduct a separate mid-year stress test using financial data as of March 31st and three company-derived macro-economic scenarios (base, adverse and severely adverse) and publish a summary of the results under the severely adverse scenario. On July 23, 2015, Comerica released the results of its company-run mid-year stress tests. For 2016, the mid-year stress test will be moved to an October submission (instead of July). Stress test results are available in the Investor Relations section of Comerica's website at investor.comerica.com, on the “Regulatory Disclosures” page under "Financial Reports."
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
On February 18, 2014, the FRB issued its final regulations to implement the enhanced prudential and supervisory requirements mandated by the Dodd-Frank Act. The final regulations address enhanced risk-based capital and leverage requirements, enhanced liquidity requirements, enhanced risk management and risk committee requirements, single-counterparty credit limits, semiannual stress tests (as described above under "Annual Capital Plans and Stress Tests"), and a debt-to-equity limit for companies determined to pose a grave threat to financial stability. They are intended to allow regulators to more effectively supervise large bank holding companies and nonbank financial firms whose failure could impact the stability of the US financial system, and generally build on existing US and international regulatory guidance. The rule also takes a multi-stage or phased approach to many of the requirements (such as the capital and liquidity requirements). Most of these requirements apply to Comerica because it has consolidated assets of more than $50 billion. Comerica has or will implement all requirements of the new rules within regulatory timelines.
Resolution (Living Will) Plans. Section 165(d) of the Dodd-Frank Act requires bank holding companies with total consolidated assets of $50 billion or more (“covered companies”) to prepare and submit to the federal banking agencies (e.g., FRB and FDIC) a plan for their rapid and orderly resolution under the U.S. Bankruptcy Code. Covered companies, such as Comerica, with less than $100 billion in total nonbank assets were required to submit their initial plans by December 31, 2013. In addition, Section 165(d) requires FDIC-insured depository institutions (like Comerica Bank) with assets of $50 billion or more to develop, maintain, and periodically submit plans outlining how the FDIC would resolve it through the FDIC's resolution powers under the Federal Deposit Insurance Act. The federal banking agencies have issued rules to implement these requirements. In addition, those rules require the filing of annual updates to the plans. Both Comerica and Comerica Bank filed their respective initial and updated resolution plans by the required due dates. The 2015 resolution plan updates are currently under review by the FRB and FDIC.
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
Title VII of the Dodd-Frank Act establishes a comprehensive framework for over-the-counter (“OTC”) derivatives transactions. The structure for derivatives set forth in the Dodd-Frank Act is intended to promote, among other things, exchange trading and centralized clearing of swaps and security-based swaps, as well as greater transparency in the derivatives markets and enhanced monitoring of the entities that use these markets. In this regard, the CFTC and SEC have issued several regulatory proposals, some of which are now effective or will become effective in 2016.
The SEC and CFTC have jointly adopted rules further defining the terms “swap,” “security-based swap,” “security-based swap agreement,” and have also adopted final joint rules defining the terms “swap dealer,” “security-based swap dealer,” “major swap participant,” and “major security-based swap participant.” Comerica has determined that neither it, nor its subsidiaries, are within the definition of “swap dealer” or “major swap participant,” but some portions of the Title VII regulations apply nonetheless. One of these regulations centers on limiting certain OTC transactions to “eligible contract participants.” This regulation impacts Comerica's small business customers that do not qualify as eligible contract participants by making such customers ineligible for swap derivatives as hedging in their loan agreements.
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
Comerica has implemented these new rules and positioned itself to be in compliance with the new requirements.

Truth in Lending Act (“TILA”) and Real Estate Settlement Procedures Act (“RESPA”). In November 2013, the CFPB issued a rule implementing new TILA RESPA Integrated Disclosures (“TRID”) to replace the initial Truth-in-Lending disclosure and Good Faith Estimate for most closed-end consumer mortgage loans. The effective date was October 3, 2015. Significant changes in TRID include: (1) expansion of the scope of loans that require RESPA early disclosures, including bridge loans, vacant land loans, and construction loans; (2) changes and additions to “waiting period” requirements to close a loan; (3) reduced tolerances for estimated fees and (4) the lender, rather than the closing agent, is responsible for providing final disclosures. Although Comerica outsources most of its consumer mortgage loans, consumer construction financing has been suspended pending further clarification from the CFPB. This regulation has also resulted in a suspension of consumer bridge loan financing. Such financing has not been a significant business for Comerica.
The Truth in Lending Act (TILA) requires credit card issuers to post consumer credit card agreements to their websites and submit them quarterly to the CFPB commencing February 5, 2015. The CFPB implemented the rule on April 17, 2015. The CFPB delayed implementation of submissions of the agreements to the CFPB until the first week of April 2016. Comerica outsources its consumer credit cards, and does not anticipate any negative impact.
Home Mortgage Disclosure Act (HMDA). In July 2015 the CFPB implemented and expanded new HMDA rules. The final rule adopts a dwelling-secured standard for all loans or lines of credit that are for personal, family, or household purposes. Thus, most consumer-purpose transactions, including closed-end home-equity loans, home-equity lines of credit, and reverse mortgages, are subject to the regulation. Most commercial-purpose transactions (i.e., loans or lines of credit not for personal, family, or household purposes) are subject to the regulation only if they are for the purpose of home purchase, home improvement, or refinancing. The final rule excludes from coverage home improvement loans that are not secured by a dwelling (i.e., home improvement loans that are unsecured or that are secured by some other type of collateral) and all agricultural-purpose loans and lines of credit. Comerica is monitoring and implementing changes as required.
FDIC Guidance on Brokered Deposits.  On January 5, 2015, the FDIC issued guidance in the form of “Frequently Asked Questions” to promote consistency by insured depository institutions in identifying, accepting, and reporting brokered deposits.  On November 13, 2015, the FDIC issued proposed updates to the FAQs.  All insured depository institutions (including those that are well capitalized) must report brokered deposits in their Consolidated Reports of Condition and Income (Call Reports).  Comerica is currently evaluating the impact of these FAQs, including the proposed updates, to various business units throughout the organization, and believes they will only have a nominal impact.
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
On July 21, 2015, certain federal agencies issued a joint final rule exempting: (1) detached structures that are not used as a residence from the mandatory flood insurance purchase requirements and (2) HELOCs, business purpose loans, nonperforming loans, loans with terms of less than one year, loans for co-ops and condominiums, and subordinate loans on the same property from the mandatory escrow of flood insurance premium requirements. Additionally, the final rule requires Comerica to escrow flood insurance payments and offer the option to escrow flood insurance premiums on residential improved real estate securing a loan, effective January 1, 2016. The federal agencies will address the private flood insurance provisions of the Biggert-Waters Act in a separate rulemaking. Comerica will continue to monitor the development and implementation of the private flood insurance rules.
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
For additional information specific to our Energy loan portfolio, please see the caption, “Energy Lending” on pages F-31 through F-33 of the Financial Section of this report.

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
EMPLOYEES
As of December 31, 2015, Comerica and its subsidiaries had 8,533 full-time and 570 part-time employees.
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
In addition, pursuant to regulations adopted by the FRB, Comerica makes additional regulatory capital-related disclosures. Under these regulations, Comerica satisfies a portion of these requirements through postings on its website, and Comerica has done so and expects to continue to do so without also providing disclosure of this information through filings with the SEC.
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
Local, domestic, and international events including economic, financial market, political and industry specific conditions affect the financial services industry, directly and indirectly. Conditions such as or related to inflation, recession, unemployment, volatile interest rates, international conflicts and other factors, such as real estate values, energy prices, state and local municipal budget deficits, government spending and the U.S. national debt, outside of our control may, directly and indirectly, adversely affect Comerica. As was the case with the Great Recession of 2008 and 2009, economic downturns could result in the delinquency of outstanding loans, which could have a material adverse impact on Comerica's earnings.

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
Additionally, Comerica may be subject to other regulatory actions that are currently under consideration, or may be under consideration in the future. For example, should U.S. banking regulators establish any additional capital buffers (for example, for banking organizations deemed systemically important to the U.S. financial system), Comerica may be subject to those additional requirements. Further, the current administration proposed in January 2010 a fee on those financial institutions that benefited from recent actions taken by the U.S. government to stabilize the financial system. Calls for that fee were renewed during the 2013 federal budget discussions. Most recently, the administration's 2015 budget proposal would impose a 7 basis point tax on U.S. financial firms with assets over $50 billion, with the goal of such proposal to penalize financial institutions for being overly leveraged. If such fee or another similar fee were implemented, Comerica would likely be subject to its terms.
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
In September 2014, U.S. banking regulators issued a final rule implementing a quantitative liquidity requirement in the U.S. generally consistent with the Liquidity Coverage Ratio ("LCR") minimum liquidity measure established under the Basel III liquidity framework. Under the final rule, Comerica is subject to a modified LCR standard, which requires a financial institution to hold a minimum level of high-quality, liquid assets ("HQLA") to fully cover modified net cash outflows under a 30-day systematic liquidity stress scenario. The rule is effective for Comerica on January 1, 2016. During the transition year, 2016, Comerica will be required to maintain a minimum LCR of 90 percent. Beginning January 1, 2017, and thereafter, the minimum required LCR will be 100 percent. For more information regarding the LCR, please see the “Supervision and Regulation” section of this report. The inability to access capital markets funding sources as needed could adversely impact our level of regulatory-qualifying capital and ability to continue to comply with the LCR framework.
Further, if Comerica is unable to continue to fund assets through customer bank deposits or access funding sources on favorable terms, or if Comerica suffers an increase in borrowing costs or otherwise fails to manage liquidity effectively, Comerica’s liquidity, operating margins, financial condition and results of operations may be materially adversely affected.

•	Compliance with more stringent capital and liquidity requirements may adversely affect Comerica.
While new capital and liquidity requirements in connection with Basel III and the requirements of the Dodd-Frank Act have been largely implemented, continued compliance by Comerica and its subsidiary banks with these restrictions will have an effect on Comerica. Additional information on the regulatory capital and liquidity requirements currently applicable to Comerica is set forth in the “Supervision and Regulation” section of this report. In light of these or other new legal and regulatory requirements, Comerica and our subsidiary banks are, and will be in the future, required to satisfy additional, more stringent capital and liquidity standards, including annual and mid-year stress testing and quantitative standards for liquidity management. These requirements, and any other new laws or regulations related to capital and liquidity, could adversely affect Comerica's ability to pay dividends or make equity repurchases, or could require Comerica to reduce business levels or to raise capital, including in ways that may adversely affect its results of operations or financial condition and/or existing shareholders.
Further, our regulators may also require us to satisfy additional, more stringent capital adequacy and liquidity standards than those specified as part of the Dodd-Frank Act and the FRB's proposed and final rules implementing Basel III.
Maintaining higher levels of capital and liquidity may reduce Comerica's profitability and otherwise adversely affect its business, financial condition, or results of operations.

•
Declines in the businesses or industries of Comerica's customers - in particular, the energy industry - could cause increased credit losses or decreased loan balances, which could adversely affect Comerica.

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
In particular, oil and gas prices have fallen sharply since mid-2014. Loans in the Middle Market - Energy business line were $3.1 billion, or approximately 6 percent of total loans, at December 31, 2015. At December 31, 2015, the reserve allocation for energy and energy-related loans was over 4 percent of total energy and energy-related loans. Subsequent to December 31, 2015, oil and gas prices dropped significantly, and Comerica saw additional negative migration into criticized loans. If oil and gas prices continue to remain depressed for a prolonged period of time, Comerica's energy portfolio could experience increased credit losses, which could adversely affect Comerica's financial results. Furthermore, a prolonged period of low oil prices could also have a negative impact on the Texas economy, which could have a material adverse effect on Comerica’s business, financial condition and results of operations. For more information regarding Comerica's energy portfolio, please see “Energy Lending” beginning on page F-31 of the Financial Section of this report.

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
Comerica may also be subject to disruptions of its operating systems arising from events that are wholly or partially beyond its control, which may include, for example, computer viruses, cyber attacks (including cyber attacks resulting in the destruction or exfiltration of data and systems), spikes in transaction volume and/or customer activity, electrical or telecommunications outages, or natural disasters. Although Comerica has programs in place related to business continuity, disaster recovery and information security to maintain the confidentiality, integrity, and availability of its systems, business applications and customer information, such disruptions may give rise to interruptions in service to customers and loss or liability to Comerica. While Comerica’s website, www.comerica.com, has been subject to denial of service attacks in the last few years, these events did not result in a breach of Comerica’s client data, and account information remained secure. However, future cyber attacks could be more disruptive and damaging, and Comerica may not be able to anticipate or prevent all such attacks.
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
Comerica faces the risk of operational disruption, failure or capacity constraints due to its dependency on third party vendors for components of its business infrastructure. Third party vendors provide certain key components of Comerica's business infrastructure, such as data processing and storage, payment processing services, recording and monitoring transactions, internet connections and network access, clearing agency and card processing services. While Comerica conducts due diligence prior to engaging with third party vendors, it does not control their operations. Further, while Comerica has enhanced its vendor management policies and practices to facilitate Comerica’s compliance with recently updated vendor regulations, these policies and practices cannot eliminate this risk. In this context, any vendor failure to properly deliver these services could adversely affect Comerica’s business operations, and result in financial loss, reputational harm, and/or regulatory action.

•	Noninterest expenses are important to our profitability, but are subject to a number of factors, some of which are not in our control.
Many factors can influence the amount of noninterest expenses, including changing regulations, pension and health care costs, technology and cybersecurity investments, outside processing expenses and litigation. The importance of managing expenses has been amplified in the current slow growth, low net interest margin business environment. Comerica's noninterest expenses may increase more than anticipated, which could result in an adverse impact on net income.

•	Changes in the financial markets, including fluctuations in interest rates and their impact on deposit pricing, could adversely affect Comerica's net interest income and balance sheet.
The operations of financial institutions such as Comerica are dependent to a large degree on net interest income, which is the difference between interest income from loans and investments and interest expense on deposits and borrowings. Prevailing economic conditions, the trade, fiscal and monetary policies of the federal government and the policies of various regulatory agencies all affect market rates of interest and the availability and cost of credit, which in turn significantly affect financial institutions' net interest income. Interest rates over the past several years have remained at low levels, even following the Federal Open Market Committee's 25 basis point rate rise in December. A continued low interest rate environment may continue to adversely affect the interest income Comerica earns on loans and investments. For a discussion of Comerica's interest rate sensitivity, please see, “Market and Liquidity Risk” beginning on page F-33 of the Financial Section of this report.
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

•	Reduction in our credit ratings could adversely affect Comerica and/or the holders of its securities.
Rating agencies regularly evaluate Comerica, and their ratings are based on a number of factors, including Comerica's financial strength as well as factors not entirely within its control, including conditions affecting the financial services industry generally. There can be no assurance that Comerica will maintain its current ratings. In February 2016, Standard & Poor's downgraded Comerica's long-term senior credit ratings one notch to BBB+ and Comerica Bank's long and short-term credit ratings one notch to A- and A-2, respectively, and maintained its "Negative" outlook. In March 2015, Moody's Investors Service put global bank ratings on review following the publication of revised bank rating methodology and in May 2015, it downgraded Comerica Bank's long-term senior credit ratings one notch to A3. In February 2016, Moody's revised its outlook to "Negative." While recent credit rating actions have had little to no detrimental impact on Comerica's profitability, borrowing costs, or ability to access the capital markets, future downgrades to Comerica's or its subsidiaries' credit ratings could adversely affect Comerica's profitability, borrowing costs, or ability to access the capital markets or otherwise have a negative effect on Comerica's results of operations or financial condition. If such a reduction placed Comerica's or its subsidiaries' credit ratings below investment grade, it could also create obligations or liabilities under the terms of existing arrangements that could increase Comerica's costs under such arrangements. Additionally, a downgrade of the credit rating of any particular security issued by Comerica or its subsidiaries could negatively affect the ability of the holders of that security to sell the securities and the prices at which any such securities may be sold.

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

•	Damage to Comerica’s reputation could damage its businesses.
With consumers increasingly interested in doing business with companies they admire and trust, reputational risk is an increasing concern for business. Such risks include compliance issues, operational challenges, or a strategic, high profile event. Comerica's business is based on the trust of its customers, communities, and entire value chain, which makes managing reputational risk extremely important.  News or other publicity that impairs Comerica's reputation, or the reputation of the financial services industry generally, can therefore cause significant harm to Comerica’s business and prospects. Further, adverse publicity or negative information posted on social media websites regarding Comerica, whether or not true, may result in harm to Comerica’s prospects.

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
Comerica operates in a very competitive environment, which is characterized by competition from a number of other financial institutions in each market in which it operates. Comerica competes in terms of products and pricing with large national and regional financial institutions and with smaller financial institutions. Some of Comerica's larger competitors, including certain nationwide banks that have a significant presence in Comerica's market area, may make available to their customers a broader array of product, pricing and structure alternatives and, due to their asset size, may more easily absorb credit losses in a larger overall portfolio. Some of Comerica's competitors (larger or smaller) may have more liberal lending policies and processes.
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
Instruments, systems and strategies used to hedge or otherwise manage exposure to various types of credit, market, liquidity, operational, compliance, financial reporting and strategic risks could be less effective than anticipated. As a result, Comerica may not be able to effectively mitigate its risk exposures in particular market environments or against particular types of risk, which could have a material adverse impact on Comerica's business, financial condition or results of operations.

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
Management has identified certain accounting policies as being critical because they require management's judgment to make difficult, subjective or complex judgments about matters that are uncertain. Materially different amounts could be reported under different conditions or using different assumptions or estimates. Comerica has established detailed policies and control procedures that are intended to ensure these critical accounting estimates and judgments are well controlled and applied consistently. In addition, the policies and procedures are intended to ensure that the process for changing methodologies occurs in an appropriate manner. Because of the uncertainty surrounding management's judgments and the estimates pertaining to these matters, Comerica cannot guarantee that it will not be required to adjust accounting policies or restate prior period financial statements. See “Critical Accounting Policies” on pages F-40 through F-43 of the Financial Section of this report and Note 1 of the Notes to Consolidated Financial Statements located on pages F-51 through F-63 of the Financial Section of this report.
Item 1B.  Unresolved Staff Comments.
None.

Item 2.  Properties.
The executive offices of Comerica are located in the Comerica Bank Tower, 1717 Main Street, Dallas, Texas 75201. Comerica Bank occupies six floors of the building, plus additional space on the building's lower level. Comerica does not own the Comerica Bank Tower space, but has naming rights to the building and leases the space from an unaffiliated third party. The lease for such space used by Comerica and its subsidiaries extends through September 2023. Comerica's Michigan headquarters are located in a 10-story building in the central business district of Detroit, Michigan at 411 W. Lafayette, Detroit, Michigan 48226. Such building is owned by Comerica Bank. As of December 31, 2015, Comerica, through its banking affiliates, operated at a total of 604 locations. This includes banking centers, trust services locations, and/or loan production or other financial services offices, primarily in the States of Texas, Michigan, California, Florida and Arizona. Of the 604 locations, 236 were owned and 368 were leased. As of December 31, 2015, affiliates also operated from leased spaces in Denver, Colorado; Wilmington, Delaware; Oakbrook Terrace, Illinois; Boston, Massachusetts; Minneapolis, Minnesota; Morristown, New Jersey; New York, New York; Rocky Mount and Cary, North Carolina; Memphis, Tennessee; McLean, Virginia; Bellevue and Seattle, Washington; Monterrey, Mexico; Toronto, Ontario, Canada and Windsor, Ontario, Canada. Comerica and its subsidiaries own, among other properties, a check processing center in Livonia, Michigan, and three buildings in Auburn Hills, Michigan, used mainly for lending functions and operations.
Item 3.  Legal Proceedings.
Please see Note 21 of the Notes to Consolidated Financial Statements located on pages F-102 through F-103 of the Financial Section of this report.

Item 4.   Mine Safety Disclosures.
Not applicable.
PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market Information and Holders of Common Stock
The common stock of Comerica Incorporated is traded on the New York Stock Exchange (NYSE Trading Symbol: CMA). At February 17, 2016, there were approximately 10,070 record holders of Comerica's common stock.
Sales Prices and Dividends
Quarterly cash dividends were declared during 2015 and 2014 totaling $0.83 and $0.79 per common share per year, respectively. The following table sets forth, for the periods indicated, the high and low sale prices per share of Comerica's common stock as reported on the NYSE Composite Transactions Tape for all quarters of 2015 and 2014, as well as dividend information.

Quarter	High	Low	Dividends Per Share	Dividend Yield*
2015
Fourth	$47.44	$39.52	$0.21	1.9%
Third	52.93	40.01	0.21	1.8
Second	53.45	44.38	0.21	1.7
First	47.94	40.09	0.20	1.8
2014
Fourth	$50.14	$42.73	$0.20	1.7%
Third	52.72	48.33	0.20	1.6
Second	52.60	45.34	0.20	1.6
First	53.50	43.96	0.19	1.6
* Dividend yield is calculated by annualizing the quarterly dividend per share and dividing by an average of the high and low price in the quarter.
A discussion of dividend restrictions is set forth in Note 20 of the Notes to Consolidated Financial Statements located on pages F-101 through F-102 of the Financial Section of this report, in the "Capital" section on pages F-21 through F-23 of the Financial Section of this report and in the “Supervision and Regulation” section of this report.
Performance Graph
Our performance graph is available under the caption "Performance Graph" on page F-2 of the Financial Section of this report.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers
On April 28, 2015, the Board of Directors of Comerica authorized the repurchase of up to an additional 10.0 million shares of Comerica Incorporated outstanding common stock, in addition to the 2.1 million shares remaining at March 31, 2015 under the Board's prior authorizations for the equity repurchase program initially approved in November 2010. Including the April 28, 2015 authorization, a total of 40.3 million shares has been authorized for repurchase under the equity repurchase program since its inception in 2010. In November 2010, the Board authorized the purchase of up to all 11.5 million of Comerica's original outstanding warrants and on April 28, 2015, the Board also authorized the repurchase of up to an additional 2.6 million warrants. There is no expiration date for Comerica's equity repurchase program.
The following table summarizes Comerica's equity repurchase activity for the year ended December 31, 2015.

(shares in thousands)	Total Number of Shares and Warrants Purchased as Part of Publicly Announced Repurchase Plans or Programs	Remaining Repurchase Authorization (a)		Total Number of Shares Purchased (b)	Average Price Paid Per Share	Average Price Paid Per Warrant (c)
Total first quarter 2015	1,354	12,728		1,517	$43.38	$—
Total second quarter 2015	1,513	19,608	(d)	1,523	48.00	20.70
Total third quarter 2015	1,234	18,374		1,260	47.75	—
October 2015	649	17,725		652	42.52	—
November 2015	629	17,096		632	45.73	—
December 2015	192	16,904		192	44.74	—
Total fourth quarter 2015	1,470	16,904		1,476	44.19	—
Total 2015	5,571	16,904		5,776	45.54	20.70

(a)	Maximum number of shares and warrants that may yet be purchased under the publicly announced plans or programs.

(b)
Includes approximately 205,000 shares (including 6,000 shares in the quarter ended December 31, 2015) purchased pursuant to deferred compensation plans and shares purchased from employees to pay for required minimum tax withholding related to restricted stock vesting under the terms of an employee share-based compensation plan during the year ended December 31, 2015. These transactions are not considered part of Comerica's repurchase program.

(c)
Comerica repurchased 500,000 warrants under the repurchase program during the year ended December 31, 2015. Upon exercise of a warrant, the number of shares with a value equal to the aggregate exercise price is withheld from an exercising warrant holder as payment (known as a "net exercise provision"). During the year ended December 31, 2015, Comerica withheld the equivalent of approximately 1,291,000 shares to cover an aggregate of $65.7 million in exercise price and issued approximately 934,000 shares to the exercising warrant holders. Shares withheld in connection with the net exercise provision are not included in the total number of shares or warrants purchased in the above table.

(d)	Includes April 28, 2015 equity repurchase authorization for up to an additional 10.6 million shares and share-equivalents.

Item 6.  Selected Financial Data.
Reference is made to the caption “Selected Financial Data” on page F-3 of the Financial Section of this report.
Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Reference is made to the sections entitled “2015 Overview and 2016 Outlook,” “Results of Operations," "Strategic Lines of Business," "Balance Sheet and Capital Funds Analysis," "Risk Management," "Critical Accounting Policies," "Supplemental Financial Data" and "Forward-Looking Statements" on pages F-4 through F-45 of the Financial Section of this report.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.
Reference is made to the subheadings entitled “Market and Liquidity Risk,” “Operational Risk,” “Compliance Risk” and “Strategic Risk” on pages F-33 through F-39 of the Financial Section of this report.
Item 8.  Financial Statements and Supplementary Data.
Reference is made to the sections entitled “Consolidated Balance Sheets,” “Consolidated Statements of Income,” “Consolidated Statements of Comprehensive Income,” “Consolidated Statements of Changes in Shareholders' Equity,” “Consolidated Statements of Cash Flows,” “Notes to Consolidated Financial Statements,” “Report of Management,” “Reports of Independent Registered Public Accounting Firm,” and “Historical Review” on pages F-46 through F-116 of the Financial Section of this report.
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
Internal Control over Financial Reporting
Management's annual report on internal control over financial reporting and the related attestation report of Comerica's registered public accounting firm are included on pages F-111 and F-112 in the Financial Section of this report.
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
The remainder of the response to this item will be included under the sections captioned “Information About Nominees,” “Committees and Meetings of Directors,” “Committee Assignments,” “Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance” of Comerica's definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on April 26, 2016, which sections are hereby incorporated by reference.
Item 11.  Executive Compensation.
The response to this item will be included under the sections captioned “Compensation Committee Interlocks and Insider Participation,” “Compensation Discussion and Analysis,” “Compensation of Directors,” “Governance, Compensation and Nominating Committee Report,” “2015 Summary Compensation Table,” “2015 Grants of Plan-Based Awards,” “Outstanding Equity Awards at Fiscal Year-End 2015,” “2015 Option Exercises and Stock Vested,” “Pension Benefits at Fiscal Year-End 2015,” “2015 Nonqualified Deferred Compensation,” and “Potential Payments upon Termination or Change of Control at Fiscal Year-End 2015” of Comerica's definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on April 26, 2016, which sections are hereby incorporated by reference.
Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The response to this item will be included under the sections captioned “Security Ownership of Certain Beneficial Owners,” “Security Ownership of Management” and "Securities Authorized for Issuance Under Equity Compensation Plans" of Comerica's definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on April 26, 2016, which sections are hereby incorporated by reference.
Item 13.  Certain Relationships and Related Transactions, and Director Independence.
The response to this item will be included under the sections captioned “Director Independence and Transactions of Directors with Comerica,” “Transactions of Related Parties with Comerica,” and “Information about Nominees” of Comerica's definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on April 26, 2016, which sections are hereby incorporated by reference.

Item 14.  Principal Accountant Fees and Services.
The response to this item will be included under the section captioned “Independent Registered Public Accounting Firm” of Comerica's definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on April 26, 2016, which section is hereby incorporated by reference.
PART IV

Item 15.  Exhibits and Financial Statement Schedules
The following documents are filed as a part of this report:

1.	Financial Statements: The financial statements that are filed as part of this report are included in the Financial Section on pages F-46 through F-113.

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

FINANCIAL REVIEW AND REPORTS
Comerica Incorporated and Subsidiaries

PERFORMANCE GRAPH
The graph shown below compares the total returns (assuming reinvestment of dividends) of Comerica Incorporated common stock, the S&P 500 Index, and the KBW Bank Index. The graph assumes $100 invested in Comerica Incorporated common stock (returns based on stock prices per the NYSE) and each of the indices on December 31, 2010 and the reinvestment of all dividends during the periods presented.

Comparison of Five Year Cumulative Total Return
Among Comerica Incorporated, KBW Bank Index, and S&P 500 Index
(Assumes $100 Invested on 12/31/10 and Reinvestment of Dividends)

$225
$200
$175
$150
$125
$100
$75
$50
Comerica Incorporated
KBW Bank Index
S&P 500 Index

	2010	2011	2012	2013	2014	2015
Comerica Incorporated	100	62	74	118	118	108
KBW Bank Index	100	77	102	141	154	155
S&P 500 Index	100	102	118	157	178	181

The performance shown on the graph is not necessarily indicative of future performance.

SELECTED FINANCIAL DATA

(dollar amounts in millions, except per share data)
Years Ended December 31	2015	2014	2013	2012	2011
EARNINGS SUMMARY
Net interest income	$1,689	$1,655	$1,672	$1,728	$1,653
Provision for credit losses	147	27	46	79	144
Noninterest income (a)	1,050	868	882	870	843
Noninterest expenses (a)	1,842	1,626	1,722	1,757	1,771
Provision for income taxes	229	277	245	241	188
Net income	521	593	541	521	393
Net income attributable to common shares	515	586	533	515	389
PER SHARE OF COMMON STOCK
Diluted earnings per common share	$2.84	$3.16	$2.85	$2.67	$2.09
Cash dividends declared	0.83	0.79	0.68	0.55	0.40
Common shareholders’ equity	43.03	41.35	39.22	36.86	34.79
Tangible common equity (b)	39.33	37.72	35.64	33.36	31.40
Market value	41.83	46.84	47.54	30.34	25.80
Average diluted shares (in millions)	181	185	187	192	186
YEAR-END BALANCES
Total assets	$71,877	$69,186	$65,224	$65,066	$61,005
Total earning assets	66,687	63,788	60,200	59,618	55,506
Total loans	49,084	48,593	45,470	46,057	42,679
Total deposits	59,853	57,486	53,292	52,191	47,755
Total medium- and long-term debt	3,058	2,675	3,543	4,720	4,944
Total common shareholders’ equity	7,560	7,402	7,150	6,939	6,865
AVERAGE BALANCES
Total assets	$70,247	$66,336	$63,933	$62,569	$56,914
Total earning assets	65,129	61,560	59,091	57,483	52,121
Total loans	48,628	46,588	44,412	43,306	40,075
Total deposits	58,326	54,784	51,711	49,533	43,762
Total medium- and long-term debt	2,905	2,963	3,972	4,818	5,519
Total common shareholders’ equity	7,534	7,373	6,965	7,009	6,348
CREDIT QUALITY
Total allowance for credit losses	$679	$635	$634	$661	$752
Total nonperforming loans	379	290	374	541	887
Foreclosed property	12	10	9	54	94
Total nonperforming assets	391	300	383	595	981
Net credit-related charge-offs	101	25	73	170	328
Net credit-related charge-offs as a percentage of average total loans	0.21%	0.05%	0.16%	0.39%	0.82%
Allowance for loan losses as a percentage of total period-end loans	1.29	1.22	1.32	1.37	1.70
Allowance for loan losses as a percentage of total nonperforming loans	167	205	160	116	82
RATIOS
Net interest margin (fully taxable equivalent)	2.60%	2.70%	2.84%	3.03%	3.19%
Return on average assets	0.74	0.89	0.85	0.83	0.69
Return on average common shareholders’ equity	6.91	8.05	7.76	7.43	6.18
Dividend payout ratio	28.33	24.09	23.29	20.52	18.96
Average common shareholders’ equity as a percentage of average assets	10.73	11.11	10.90	11.21	11.16
Common equity tier 1 capital as a percentage of risk-weighted assets (c)	10.54	n/a	n/a	n/a	n/a
Tier 1 common capital as a percentage of risk-weighted assets (b)	n/a	10.50	10.64	10.14	10.37
Tier 1 capital as a percentage of risk-weighted assets (c)	10.54	10.50	10.64	10.14	10.41
Tangible common equity as a percentage of tangible assets (b)	9.70	9.85	10.07	9.76	10.27

(a)
Effective January 1, 2015, contractual changes to a card program resulted in a change to the accounting presentation of the related revenues and expenses. The effect of this change was an increase of $181 million to both noninterest income and noninterest expenses in 2015.

(b)	See Supplemental Financial Data section for reconcilements of non-GAAP financial measures.

(c)
Ratios calculated based on the risk-based capital requirements in effect at the time. The U.S. implementation of the Basel III regulatory capital framework became effective on January 1, 2015, with transitional provisions.

n/a - not applicable.

2015 OVERVIEW AND 2016 OUTLOOK
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
OVERVIEW

•
Net income was $521 million in 2015, a decrease of $72 million, or 12 percent, compared to $593 million in 2014. Net income per diluted common share was $2.84 in 2015, compared to $3.16 in 2014. The most significant items contributing to the decrease in net income are described below.

•
Average loans were $48.6 billion in 2015, an increase of $2.0 billion, or 4 percent, compared to 2014. The increase in average loans primarily reflected an increase of $1.8 billion, or 6 percent, in commercial loans, $174 million, or 8 percent, in consumer loans and $100 million, or 6 percent in residential mortgage loans. The increase in commercial loans primarily reflected increases in Mortgage Banker Finance, Technology and Life Sciences, National Dealer Services and Small Business, partially offset by a decrease in Corporate Banking.

•
Average deposits increased $3.5 billion, or 6 percent, to $58.3 billion in 2015, compared to 2014. The increase in average deposits reflected increases of $3.1 billion, or 12 percent, in average noninterest-bearing deposits and $1.2 billion, or 5 percent, in money market and interest-bearing checking deposits, partially offset by a decrease of $660 million, or 14 percent, in customer certificates of deposit. The increase in average deposits reflected increases in almost all lines of business and in all geographic markets.

•
Net interest income was $1.7 billion in 2015, an increase of $34 million, or 2 percent, compared to 2014. The increase in net interest income resulted primarily from an increase in average earning assets of $3.6 billion, partially offset by a $27 million decrease in the accretion of the purchase discount on the acquired loan portfolio, continued pressure on yields from the low-rate environment and loan portfolio dynamics.

•
The provision for credit losses was $147 million in 2015, an increase of $120 million compared to 2014, primarily reflecting increased provisions for Energy and energy-related loans, Technology and Life Sciences, Corporate Banking and Small Business, partially offset by improved credit quality in the remainder of the portfolio. Net loan charge-offs were $100 million, or 0.21 percent of average loans, for 2015, an increase of $75 million compared to 2014, primarily reflecting increases in Energy, general Middle Market (largely due to an increase in charge-offs on energy-related loans), Small Business, Corporate Banking and Technology and Life Sciences, partially offset by a decrease in Private Banking.

•
Noninterest income increased $182 million or 21 percent, in 2015, compared to 2014. Excluding a $181 million impact from a change in accounting presentation for a card program, noninterest income increased $1 million. Increases in card fees, service charges on deposit accounts and fiduciary income were largely offset by lower investment banking income, lower fee income on certain categories impacted by regulatory changes and decreases in several non-fee categories.

•
Noninterest expenses increased $216 million, or 13 percent, in 2015, compared to 2014. Excluding the $181 million impact from a change in accounting presentation for a card program and the benefit to 2015 from the release of $33 million of litigation reserves in the second and third quarters, noninterest expenses increased $68 million, or 4 percent, primarily due to increases in technology and regulatory expenses, outside processing fees and pension expense, partially offset by cost savings realized in 2015 from certain actions taken in the second half of 2014.

•	The quarterly dividend was increased to 21 cents per share, or 5 percent, in April 2015.

•
The Corporation repurchased approximately 5.1 million shares and 500,000 warrants in 2015 under the equity repurchase program. Together with dividends of $0.83 per share, $389 million, or 75 percent of 2015 net income, was returned to shareholders.

2016 OUTLOOK
Management expectations for 2016, compared to 2015, assuming a continuation of the current economic and low-rate environment, are as follows:

•	Average loans modestly higher, in line with Gross Domestic Product growth, reflecting a continued decline in Energy more than offset by increases in most other lines of business.

•	Net interest income higher, reflecting the benefits from the December 2015 short-term rate increase, loan growth and a larger securities portfolio more than offsetting higher funding costs.

◦	Full-year benefit from the December rise in short-term rates expected to be more than $90 million if deposit prices remain at current levels.

•
Provision for credit losses higher, with an estimated impact of $75 million to $125 million for energy and energy-related exposure, recognized primarily in the first quarter. Continued improvements in the remainder of the portfolio provide a partial offset.

◦	Net charge-offs in line with historical normal levels.

•
Noninterest income modestly higher, primarily due to growth in card fees from merchant processing services, government card and commercial card. Continued focus on cross-sell opportunities, including wealth management products such as fiduciary and brokerage services.

•
Noninterest expenses higher, reflecting continued increases in technology costs and regulatory expenses, increased outside processing in line with growing revenue, higher FDIC insurance expense due to recent regulatory proposal, and typical inflationary pressures. Additionally, 2015 benefited from a $33 million legal reserve release, which is offset by lower pension expense in 2016.

•	Income tax expense to approximate 32 percent of pre-tax income.

RESULTS OF OPERATIONS
The following provides a comparative discussion of the Corporation's consolidated results of operations for 2015 compared to 2014. A comparative discussion of results for 2014 compared to 2013 is provided at the end of this section. For a discussion of the Critical Accounting Policies that affect the Consolidated Results of Operations, see the "Critical Accounting Policies" section of this Financial Review.
ANALYSIS OF NET INTEREST INCOME - Fully Taxable Equivalent (FTE)

(dollar amounts in millions)
Years Ended December 31	2015			2014			2013
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Commercial loans	$31,501	$966	3.07%	$29,715	$927	3.12%	$27,971	$917	3.28%
Real estate construction loans	1,884	66	3.48	1,909	65	3.41	1,486	57	3.85
Commercial mortgage loans	8,697	296	3.41	8,706	327	3.75	9,060	372	4.11
Lease financing	783	25	3.17	834	19	2.33	847	27	3.23
International loans	1,441	51	3.58	1,376	50	3.65	1,275	48	3.74
Residential mortgage loans	1,878	71	3.77	1,778	68	3.82	1,620	66	4.09
Consumer loans	2,444	80	3.26	2,270	73	3.20	2,153	71	3.30
Total loans (a) (b)	48,628	1,555	3.20	46,588	1,529	3.28	44,412	1,558	3.51

Mortgage-backed securities	9,113	202	2.24	8,970	209	2.33	9,246	213	2.33
Other investment securities	1,124	14	1.25	380	2	0.45	391	2	0.48
Total investment securities (c)	10,237	216	2.13	9,350	211	2.26	9,637	215	2.25

Interest-bearing deposits with banks	6,158	16	0.26	5,513	14	0.26	4,930	13	0.26
Other short-term investments	106	1	0.81	109	—	0.57	112	1	1.22
Total earning assets	65,129	1,788	2.75	61,560	1,754	2.85	59,091	1,787	3.03

Cash and due from banks	1,059			934			987
Allowance for loan losses	(621)			(601)			(622)
Accrued income and other assets	4,680			4,443			4,480
Total assets	$70,247			$66,336			$63,936

Money market and interest-bearing checking deposits	$24,073	26	0.11	$22,891	24	0.11	$21,704	28	0.13
Savings deposits	1,841	—	0.02	1,744	1	0.03	1,657	1	0.03
Customer certificates of deposit	4,209	16	0.37	4,869	18	0.36	5,471	23	0.42
Foreign office time deposits (d)	116	1	1.02	261	2	0.82	500	3	0.52
Total interest-bearing deposits	30,239	43	0.14	29,765	45	0.15	29,332	55	0.19
Short-term borrowings	93	—	0.05	200	—	0.04	211	—	0.07
Medium- and long-term debt (e)	2,905	52	1.80	2,963	50	1.68	3,972	57	1.45
Total interest-bearing sources	33,237	95	0.29	32,928	95	0.29	33,515	112	0.33

Noninterest-bearing deposits	28,087			25,019			22,379
Accrued expenses and other liabilities	1,389			1,016			1,074
Total shareholders’ equity	7,534			7,373			6,968
Total liabilities and shareholders’ equity	$70,247			$66,336			$63,936

Net interest income/rate spread (FTE)		$1,693	2.46		$1,659	2.56		$1,675	2.70

FTE adjustment (f)		$4			$4			$3

Impact of net noninterest-bearing sources of funds			0.14			0.14			0.14
Net interest margin (as a percentage of average earning assets) (FTE) (a) (c)			2.60%			2.70%			2.84%

(a)
Accretion of the purchase discount on the acquired loan portfolio of $7 million, $34 million and $49 million increased the net interest margin by 1 basis point, 6 basis points and 8 basis points in 2015, 2014 and 2013, respectively.

(b)	Nonaccrual loans are included in average balances reported and in the calculation of average rates.

(c)
Includes investment securities available-for-sale and investment securities held-to-maturity. Average rate based on average historical cost. Carrying value exceeded average historical cost by $100 million, $12 million and $92 million in 2015, 2014 and 2013, respectively.

(d)	Includes substantially all deposits by foreign depositors; deposits are primarily in excess of $100,000.

(e)
Medium- and long-term debt average balances included $160 million, $192 million and $274 million in 2015, 2014 and 2013, respectively, for the gain attributed to the risk hedged with interest rate swaps. Interest expense on medium-and long-term debt was reduced by $70 million in 2015 and $72 million in both 2014 and 2013, for the net gains on these fair value hedge relationships.

(f)	The FTE adjustment is computed using a federal tax rate of 35%.

RATE/VOLUME ANALYSIS - FTE

(in millions)
Years Ended December 31	2015/2014					2014/2013
	Increase (Decrease) Due to Rate		Increase (Decrease) Due to Volume (a)	Net Increase (Decrease)		Increase (Decrease) Due to Rate		Increase (Decrease) Due to Volume (a)	Net Increase (Decrease)
Interest Income (FTE):
Commercial loans	$(15)		$54	$39		$(45)		$55	$10
Real estate construction loans	2		(1)	1		(6)		14	8
Commercial mortgage loans	(31)		—	(31)		(32)		(13)	(45)
Lease financing	8		(2)	6		(8)		—	(8)
International loans	(1)		2	1		(1)		3	2
Residential mortgage loans	(1)		4	3		(4)		6	2
Consumer loans	1		6	7		(2)		4	2
Total loans	(37)	(b)	63	26	(b)	(98)	(b)	69	(29)	(b)

Mortgage-backed securities	(8)		1	(7)		—		(4)	(4)
Other investment securities	3		9	12		—		—	—
Total investment securities (c)	(5)		10	5		—		(4)	(4)

Interest-bearing deposits with banks	—		2	2		—		1	1
Other short-term investments	—		1	1		(1)		—	(1)
Total interest income (FTE)	(42)		76	34		(99)		66	(33)

Interest Expense:
Money market and interest-bearing checking deposits	—		2	2		(5)		1	(4)
Savings deposits	(1)		—	(1)		—		—	—
Customer certificates of deposit	1		(3)	(2)		(3)		(2)	(5)
Foreign office time deposits	1		(2)	(1)		1		(2)	(1)
Total interest-bearing deposits	1		(3)	(2)		(7)		(3)	(10)

Medium- and long-term debt	3		(1)	2		9		(16)	(7)
Total interest expense	4		(4)	—		2		(19)	(17)

Net interest income (FTE)	$(46)		$80	$34		$(101)		$85	$(16)

(a)	Rate/volume variances are allocated to variances due to volume.

(b)	Reflected decreases of $27 million and $15 million in accretion of the purchase discount on the acquired loan portfolio in 2015 and 2014, respectively.

(c)	Includes investment securities available-for-sale and investment securities held-to-maturity.
NET INTEREST INCOME
Net interest income is the difference between interest earned on assets and interest paid on liabilities. FTE adjustments are made to the yields on tax-exempt assets in order to present tax-exempt income and fully taxable income on a comparable basis. FTE adjustments totaled $4 million in both 2015 and 2014 and $3 million in 2013. Gains and losses related to the effective portion of risk management interest rate swaps that qualify as hedges are included with the interest expense of the hedged item. Net interest income on a FTE basis comprised 62 percent of total revenues in 2015 and 66 percent in both 2014 and 2013. The decrease in 2015 is due to an increase in noninterest income as described under the "Noninterest Income" subheading below. The “Analysis of Net Interest Income-Fully Taxable Equivalent” table of this financial review provides an analysis of net interest income for the years ended December 31, 2015, 2014, and 2013. The rate-volume analysis in the table above details the components of the change in net interest income on a FTE basis for 2015 compared to 2014 and 2014 compared to 2013.
Net interest income was $1.7 billion in 2015, an increase of $34 million compared to 2014. The increase in net interest income resulted primarily from higher earning asset volume, partially offset by lower loan and investment yields, in part due to a $27 million decrease in the accretion of the purchase discount on the acquired loan portfolio and continued pressure on yields from the low-rate environment and changing loan portfolio dynamics. Average earning assets increased $3.6 billion, or 6 percent, primarily reflecting increases of $2.0 billion in average loans, $887 million in average investment securities and $645 million in average interest-bearing deposits with banks. Funding costs remained unchanged with lower interest expense on deposits, primarily due to lower time deposit balances, offset by an increase in interest expense on debt, primarily due to an increase in the portfolio average rate, largely as a result of the impact of maturities and new issues.
The net interest margin (FTE) in 2015 decreased 10 basis points to 2.60 percent, from 2.70 percent in 2014, primarily due to lower loan yields and an increase in average balances deposited with the Federal Reserve Bank (FRB), partially offset by higher average loan balances. The decrease in loan yields primarily reflected unfavorable portfolio dynamics and a decrease in accretion on the acquired loan portfolio, shifts in the average loan portfolio mix and the impact of a competitive low-rate environment, partially offset by a benefit from an increase in LIBOR rates. Accretion of the purchase discount on the acquired loan portfolio increased the net interest margin by 1 basis point in 2015, compared to 6 basis points in 2014. Average balances deposited with the FRB were $6.0 billion and $5.4 billion in 2015 and 2014, respectively, and are included in “interest-bearing deposits with banks” on the consolidated balance sheets.
The Corporation utilizes various asset and liability management strategies to manage net interest income exposure to interest rate risk. Refer to the “Market and Liquidity Risk” section of this financial review for additional information regarding the Corporation's asset and liability management policies.
PROVISION FOR CREDIT LOSSES
The provision for credit losses was $147 million in 2015, compared to $27 million in 2014. The provision for credit losses includes both the provision for loan losses and the provision for credit losses on lending-related commitments.
The provision for loan losses is recorded to maintain the allowance for loan losses at the level deemed appropriate by the Corporation to cover probable credit losses inherent in the portfolio. The provision for loan losses was $142 million in 2015, an increase of $120 million compared to $22 million in 2014, primarily reflecting increased provisions for Energy and energy-related loans, Technology and Life Sciences, Corporate Banking and Small Business.
Net loan charge-offs in 2015 increased $75 million to $100 million, or 0.21 percent of average total loans, compared to $25 million, or 0.05 percent, in 2014. The increase primarily reflected increases in Energy, general Middle Market (largely due to an increase in charge-offs on energy-related loans), Small Business (primarily due to the charge-off of a single large credit in 2015), Corporate Banking and Technology and Life Sciences, partially offset by an increase in net recoveries in Private Banking.
The provision for credit losses on lending-related commitments is recorded to maintain the allowance for credit losses on lending-related commitments at the level deemed appropriate by the Corporation to cover probable credit losses inherent in lending-related commitments. The provision for credit losses on lending-related commitments was $5 million in both 2015 and 2014. Lending-related commitment charge-offs were $1 million in 2015 and insignificant in 2014.
For further discussion of the allowance for loan losses and the allowance for credit losses on lending-related commitments, including the methodology used in the determination of the allowances and an analysis of the changes in the allowances, refer to Note 1 to the consolidated financial statements and the "Credit Risk" section of this financial review.
NONINTEREST INCOME

(in millions)
Years Ended December 31	2015	2014	2013
Card fees	$290	$92	$86
Card fees excluding presentation change (a)	109	92	86
Service charges on deposit accounts	223	215	214
Fiduciary income	187	180	171
Commercial lending fees	99	98	99
Letter of credit fees	53	57	64
Bank-owned life insurance	40	39	40
Foreign exchange income	40	40	36
Brokerage fees	17	17	17
Net securities losses	(2)	—	(1)
Other noninterest income (b)	103	130	156
Total noninterest income	$1,050	$868	$882
Total noninterest income excluding presentation change (a)	$869	$868	$882

(a)
Effective January 1, 2015, contractual changes to a card program resulted in a change to the accounting presentation of the related revenues and expenses. The effect of this change was an increase of $181 million to card fees in 2015. The Corporation believes that this information will assist investors, regulators, management and others in comparing results to prior periods.

(b)	The table below provides further details on certain categories included in other noninterest income.
Noninterest income increased $182 million to $1.1 billion in 2015, compared to $868 million in 2014. Excluding the $181 million impact of the change in accounting presentation on card fees as described in footnote (a) to the above table, noninterest income increased $1 million. An analysis of significant year over year changes by individual line item follows.
Card fees consist primarily of interchange and other fees earned on government card programs, commercial cards and debit/ATM cards, as well as, beginning in 2015, fees from providing merchant payment processing services. Card fees increased $198 million to $290 million in 2015, compared to $92 million in 2014. Two significant developments impacted the comparability of card fees between 2014 and 2015. First, as referenced in footnote (a) to the table above, the Corporation entered into a new contract for an existing government card program effective January 1, 2015. Changes to the terms of the contract resulted in a change to the presentation of the related revenue and expenses. In 2015, under the current contract, total revenue before related expenses was recorded in card fees, and related expenses were recorded in outside processing fee expense; whereas in 2014, under the terms of the prior contract, revenue was recorded in card fees net of the related expenses. The impact of this presentation change was a $181 million increase to card fees in 2015. Second, the Corporation changed its business model for providing merchant payment processing services. Previously, the Corporation's merchant payment processing revenue was earned through a joint venture, and the revenue was recorded in other noninterest income net of related expenses. The Corporation's participation in the joint venture concluded in the second quarter 2015. The net revenue from the joint venture included in other noninterest income was $3 million in 2015, compared to $14 million in 2014. The Corporation now directly enters into agreements with its merchant customers and records merchant services revenue in card fees ($17 million in 2015, zero in 2014) before the related expenses. A third party processes the transactions, and such processing expenses are recorded in outside processing fee expense ($16 million in 2015, $1 million in 2014, both years include start-up expenses). After adjusting for the $181 million impact of the contractual change to a government card program and the $17 million impact from the change to the Corporation's business model for providing merchant payment processing services, card fees were stable. For further information about the impact of the change to the merchant payment processing business model, refer to the "other noninterest income" discussion below and the "outside processing fee expense" discussion under the "Noninterest Expenses" subheading that follows.
Service charges on deposit accounts increased $8 million, or 4 percent, to $223 million in 2015, compared to $215 million in 2014. The increase in 2015 was primarily due to an increase in commercial service charges.
Fiduciary income increased $7 million, or 4 percent, to $187 million in 2015, compared to $180 million in 2014. Personal trust fees, institutional trust fees and investment advisory fees are the three major components of fiduciary income. These fees are based on services provided, assets under management and assets under administration. Fluctuations in the market values of the underlying assets managed or administered, which include both equity and fixed income securities, and net asset flows within client accounts, impact fiduciary income. The increase in 2015 was primarily due to an increase in investment advisory fees, largely driven by net asset inflows, as brokerage clients continue to transition from transactional services to investment advisory services, and the favorable impact on fees from market value increases.
Letter of credit fees decreased $4 million, or 7 percent, to $53 million in 2015, compared to $57 million in 2014. The decrease in 2015 was primarily due to regulatory-driven decreases in the volume of letters of credit outstanding.
Other noninterest income decreased $27 million, or 21 percent, to $103 million in 2015, compared to $130 million in 2014. The following table illustrates certain categories included in "other noninterest income" on the consolidated statements of income.

(in millions)
Years Ended December 31	2015	2014	2013
Customer derivative income	$18	$22	$25
Investment banking fees	12	18	19
Insurance commissions	10	13	14
Securities trading income	9	9	14
Income from principal investing and warrants	6	10	14
Income from unconsolidated subsidiaries	2	8	10
Deferred compensation asset returns (a)	—	6	13
All other noninterest income	46	44	47
Other noninterest income	$103	$130	$156

(a)
Compensation deferred by the Corporation's officers and directors is invested based on investment selections of the officers and directors. Income earned on these assets is reported in noninterest income and the offsetting change in liability is reported in salaries and benefits expense.

The decrease in other noninterest income primarily reflected decreases in investment banking fees, income from unconsolidated subsidiaries and deferred compensation plan asset returns. The decline in investment banking fees was largely due to decreased activity in the energy markets. Income from unconsolidated subsidiaries reflected the decrease of $11 million in income from the merchant payment processing joint venture that concluded in the second quarter 2015, as described further in the discussion of "card fees" above, partially offset by a decrease in tax credit investment amortization expense. The decrease in deferred compensation asset returns was offset by a decrease in deferred compensation expense in salaries and benefits expense.

NONINTEREST EXPENSES

(in millions)
Years Ended December 31	2015	2014	2013
Salaries and benefits expense	1,009	980	1,009
Outside processing fee expense	332	122	119
Outside processing fee expense excluding presentation change (a)	151	122	119
Net occupancy expense	159	171	160
Equipment expense	53	57	60
Software expense	99	95	90
FDIC insurance expense	37	33	33
Advertising expense	24	23	21
Litigation-related expense	(32)	4	52
Gain on debt redemption	—	(32)	(1)
Other noninterest expenses	161	173	179
Total noninterest expenses	$1,842	$1,626	$1,722
Total noninterest expenses excluding presentation change (a)	$1,661	$1,626	$1,722

(a)
Effective January 1, 2015, contractual changes to a card program resulted in a change to the accounting presentation of the related revenues and expenses. The effect of this change was an increase of $181 million to outside processing fee expense in 2015. The Corporation believes that this information will assist investors, regulators, management and others in comparing results to prior periods.

Noninterest expenses increased $216 million to $1.8 billion in 2015, compared to $1.6 billion in 2014. Excluding the $181 million impact of the change in accounting presentation on outside processing fees as described in footnote (a) to the above table, noninterest expenses increased $35 million, or 2 percent, in 2015. Included in the $35 million increase was a $15 million increase in outside processing expense associated with the change in the Corporation's business model for providing merchant payment processing services, as previously described under the "Noninterest Income" subheading above and further discussed below. An analysis of significant increases and decreases by individual line item is presented below.
Salaries and benefits expense increased $29 million, or 3 percent, to $1.0 billion in 2015, compared to $980 million in 2014. The increase in salaries and benefits expense primarily reflected an increase in technology-related contract labor expenses, the impact of merit increases and higher defined benefit pension expense, partially offset by decreases in deferred compensation plan expense and lower severance and executive incentive compensation expense. An $8 million increase in pension expense was primarily due to the impact of changes to plan assumptions, including a decrease in the discount rate and a change in mortality assumptions, partially offset by the benefit of a $350 million contribution to the pension plan in the December 2014. The Corporation's incentive programs are designed to reward performance and provide market competitive total compensation opportunity. Business unit incentives are tied to various financial and strategic business objectives, while executive incentives are tied to the Corporation's overall performance and peer-based comparisons of results.
Outside processing fee expense increased $210 million to $332 million in 2015, compared to $122 million in 2014. Excluding the $181 million impact of the above-described change in accounting presentation, outside processing fee expense increased $29 million, or 24 percent, compared to 2014. The increase was primarily due to a $15 million increase in third-party processing expenses associated with the change in the Corporation's business model for providing merchant payment processing services, including up-front costs incurred for converting customers to the new vendor providing the services, as well as an increase associated with a retirement savings program and smaller increases in other outside processing expenses related to revenue-generating activities. Under the previous joint venture business model for merchant services, revenue was recorded net of related expenses, whereas under the new business model, expenses are recorded in outside processing fees.
Net occupancy and equipment expense decreased $16 million, or 7 percent, to $212 million in 2015, compared to $228 million in 2014. The decrease was primarily the result of lease termination charges of $10 million taken in 2014 as well as the 2015 benefit from those real estate optimization actions.
Litigation-related expense decreased $36 million in 2015, reflecting the release of $33 million of litigation reserves in the second and third quarters of 2015. For further information about legal proceedings, refer to Note 21 to the consolidated financial statements.
The Corporation recognized a gain on debt redemption of $32 million in 2014, on the early redemption of a $150 million subordinated note in the third quarter 2014, primarily from the recognition of the unamortized value of a related, previously terminated interest rate swap.
Other noninterest expenses decreased $12 million, or 7 percent, to $161 million in 2015, from $173 million in 2014, primarily reflecting a decrease in contributions to the Comerica Charitable Foundation in 2015.

INCOME TAXES AND RELATED ITEMS
The provision for income taxes was $229 million in 2015, compared to $277 million in 2014. The $48 million decrease in the provision for income taxes in 2015, compared to 2014, was due primarily to the decrease in pretax income as well as a $5 million tax benefit from the early termination of certain leveraged leases.
Net deferred tax assets were $199 million at December 31, 2015, compared to $130 million at December 31, 2014. The increase of $69 million resulted primarily from decreases in deferred tax liabilities related to lease financing transactions and net unrealized gains on investment securities available-for-sale, as well as an increase deferred tax assets related to the allowance for loan losses. Deferred tax assets of $429 million were evaluated for realization and it was determined that a valuation allowance of $3 million, related to state net operating loss carryforwards, was needed at December 31, 2015. There was no valuation allowance at December 31, 2014. These conclusions were based on available evidence of loss carryback capacity, projected future reversals of existing taxable temporary differences and assumptions made regarding future events.
2014 RESULTS OF OPERATIONS COMPARED TO 2013
Net interest income was $1.7 billion in 2014, a decrease of $17 million compared to 2013. The decrease in net interest income in 2014 resulted primarily from a $15 million decrease in the accretion of the purchase discount on the acquired loan portfolio. The benefits from a $2.5 billion, or 4 percent, increase in average earning assets and lower funding costs were offset by lower loan yields. The increase in average earning assets primarily reflected increases of $2.2 billion in average loans and $583 million in average interest-bearing deposits with banks, partially offset by a decrease of $287 million in average investment securities.
The net interest margin (FTE) in 2014 decreased 14 basis points to 2.70 percent, from 2.84 percent in 2013, primarily from decreased yields on loans and an increase in lower yielding FRB deposits, partially offset by lower deposit rates. The decrease in loan yields reflected the impact of a competitive rate environment, a decrease in accretion on the acquired loan portfolio, positive credit quality migration throughout the portfolio, lower LIBOR rates and the impact of a $9 million residual value adjustment to assets in the leasing portfolio. Accretion of the purchase discount on the acquired loan portfolio increased the net interest margin by 6 basis points in 2014, compared to 8 basis points in 2013. Average balances deposited with the FRB were $5.4 billion and $4.8 billion in 2014 and 2013, respectively, and are included in “interest-bearing deposits with banks” on the consolidated balance sheets. The "Analysis of Net Interest Income - Fully Taxable Equivalent (FTE)" and "Rate/Volume Analysis - FTE" tables under the "Net Interest Income" subheading in this section above provide an analysis of net interest income (FTE) for 2014 and 2013 and details the components of the change in net interest income on a FTE basis for 2014 compared to 2013.
The provision for credit losses, which includes both the provision for loan losses and the provision for credit losses on lending-related commitments, was $27 million in 2014, compared to $46 million in 2013. The provision for loan losses was $22 million in 2014 compared to $42 million in 2013. Credit quality in the loan portfolio continued to improve in 2014, compared to 2013. Improvements in credit quality included a decline of $367 million in the Corporation's criticized loan list from 2013 to 2014. Reflected in the decline in criticized loans was a decrease in nonaccrual loans of $77 million. Net loan charge-offs in 2014 decreased $48 million to $25 million, or 0.05 percent of average total loans, compared to $73 million, or 0.16 percent, in 2013. The $48 million decrease in net loan charge-offs in 2014, compared to 2013, reflected decreases in almost all business lines, with the largest decreases in Commercial Real Estate and general Middle Market, partially offset by an increase in Technology and Life Sciences. The provision for credit losses on lending-related commitments was $5 million in 2014, compared to $4 million in 2013. Lending-related commitment charge-offs were insignificant in 2014 and 2013.
Noninterest income decreased $14 million to $868 million in 2014, compared to $882 million in 2013. Fiduciary income increased $9 million, or 6 percent in 2014, primarily due to an increase in personal trust fees, largely driven by an increase in the volume of fiduciary services sold and the favorable impact on fees of market value increases. Card fees increased $6 million, or 6 percent in 2014, primarily reflecting a volume-driven increase in commercial charge card interchange revenue. Letter of credit fees decreased $7 million, or 12 percent in 2014, primarily due to regulatory-driven decreases in the volume of letters of credit outstanding. Foreign exchange income increased $4 million, or 9 percent, in 2014, primarily due to an increase in customer trading volume throughout the year. Other noninterest income decreased $26 million, or 16 percent, in 2014, compared to 2013. The decrease primarily reflected decreases in deferred compensation plan asset returns, income recognized from the Corporation's third-party credit card provider, securities trading income and income from principal investing and warrants. The decrease in deferred compensation plan asset returns was offset by a decrease in deferred compensation expense in salaries and benefits expense. The decrease in income from the Corporation's third-party credit card provider was primarily the result of a change in the timing of the recognition of incentives from annually to quarterly in 2013. Refer to the table provided under the “Noninterest Income” subheading previously in this section for the details of certain categories included in other noninterest income.
Noninterest expenses decreased $96 million, or 2 percent, in 2014, compared to 2013. Salaries and benefits expense decreased $29 million, or 3 percent, in 2014, primarily due to decreases in pension and deferred compensation expense, partially offset by the impact of merit increases and an increase in technology-related contract labor expense. Net occupancy and equipment expense increased $8 million, or 4 percent, in 2014, primarily the result of lease termination charges of $10 million taken in 2014 related to real estate optimization. Software expense increased $5 million, or 6 percent, in 2014, primarily due to an increase in amortization expense as a result of the completion of technology projects throughout the year. Litigation-related expenses decreased $48 million in 2014, primarily as a result of the recognition of a $52 million unfavorable jury verdict on a lender liability case in 2013. The Corporation recognized a gain on debt redemption of $32 million in 2014 on the early redemption of a $150 million subordinated note, primarily from the recognition of the unamortized value of a related, previously terminated interest rate swap. Other noninterest expenses decreased $6 million, or 4 percent, in 2014, primarily reflecting decreases of $5 million in other real estate expense and $5 million in losses on other foreclosed property, partially offset by an increase of $9 million in charitable contributions to the Comerica Charitable Foundation in 2014.
The provision for income taxes increased $32 million to $277 million in 2014, primarily due to an increase in pretax income.

STRATEGIC LINES OF BUSINESS
The Corporation's operations are strategically aligned into three major business segments: the Business Bank, the Retail Bank and Wealth Management. These business segments are differentiated based upon the products and services provided. In addition to the three major business segments, Finance is also reported as a segment. The Other category includes items not directly associated with these business segments or the Finance segment. The performance of the business segments is not comparable with the Corporation's consolidated results and is not necessarily comparable with similar information for any other financial institution. Additionally, because of the interrelationships of the various segments, the information presented is not indicative of how the segments would perform if they operated as independent entities. Market segment results are also provided for the Corporation's three primary geographic markets: Michigan, California and Texas. In addition to the three primary geographic markets, Other Markets is also reported as a market segment. Note 22 to the consolidated financial statements describes the Corporation's segment reporting methodology as well as the business activities of each business segment and presents financial results of these business segments for the years ended December 31, 2015, 2014 and 2013.
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
BUSINESS SEGMENTS
The following table presents net income (loss) by business segment.

(dollar amounts in millions)
Years Ended December 31	2015		2014		2013
Business Bank	$765	85%	$822	86%	$799	87%
Retail Bank	47	5	44	5	36	4
Wealth Management	85	10	84	9	79	9
	897	100%	950	100%	914	100%
Finance	(375)		(357)		(376)
Other (a)	(1)		—		3
Total	$521		$593		$541
(a)    Includes items not directly associated with the three major business segments or the Finance Division.
The Business Bank's net income of $765 million in 2015 decreased $57 million, compared to $822 million in 2014. Net interest income (FTE) of $1.5 billion increased $4 million in 2015, primarily the result of the benefit from an increase in average loans of $1.7 billion and the funds transfer pricing (FTP) benefit from a $2.4 billion increase in average deposits, partially offset by a decrease in accretion of the purchase discount on the acquired loan portfolio, lower loan yields and a lower FTP crediting rate. The increase in average loans primarily reflected increases in Technology and Life Sciences, Mortgage Banker Finance, National Dealer Services and Commercial Real Estate, partially offset by a decrease in Corporate Banking. Average deposits increased in nearly all lines of business, with the largest increases in general Middle Market, Technology and Life Sciences, Corporate Banking and Commercial Real Estate. The provision for credit losses increased $102 million, to $158 million in 2015, compared to the prior year. The increase in the provision primarily reflected increased reserves for loans related to energy, as a result of stress in the energy and energy-related portfolio as a result of sustained lower energy prices. Corporate Banking and Technology and Life Sciences also contributed to the increase in the provision. These increases were partially offset by improvements in credit quality in the remainder of the portfolio. Net loan charge-offs of $89 million increased $73 million in 2015, compared to 2014, primarily reflecting increases in Energy, general Middle Market (largely due to an increase in charge-offs on energy-related loans), Corporate Banking and Technology and Life Sciences. Excluding the $181 million impact of the change in accounting presentation on card fees as described under the "Noninterest Income" subheading in the "Results of Operations" section of this financial review, noninterest income of $393 million in 2015 increased $1 million from the prior year, primarily reflecting a $13 million increase in card fees, partially offset by a $6 million decrease in income from unconsolidated subsidiaries and a $6 million decrease in investment banking fees, largely for the same reasons as previously discussed under the "Noninterest Income" subheading in the "Results of Operations" section of this financial review. Also excluding the impact of the change in accounting presentation for a card program, noninterest expenses of $605 million in 2015 increased $16 million compared to the prior year, primarily due to a $17 million increase in outside processing expenses, largely due to the increase in third-party processing expenses associated with the change to the Corporation's business model for providing merchant payment processing services, a $22 million increase in corporate overhead and a $4 million increase in salaries and benefits expense, primarily reflecting the impact of merit increases, largely offset by a $31 million decrease in litigation-related expense. The increase in corporate overhead expense was largely the result of increases in technology costs and regulatory expenses. Refer to the "Noninterest Expenses" subheading in the "Results of Operations" section of this financial review for further discussion of the change to the Corporation's business model for providing merchant payment processing services.
Net income for the Retail Bank of $47 million in 2015 increased $3 million, compared to $44 million in 2014. Net interest income (FTE) of $626 million increased $20 million in 2015, primarily due to the benefit provided by a $207 million increase in average loans, the FTP benefit provided by a $909 million increase in average deposits and lower deposit rates, partially offset by a lower FTP crediting rate and a decrease in accretion of the purchase discount on the acquired loan portfolio. The provision for credit losses was $8 million in 2015, compared to a benefit of $7 million in 2014, primarily reflecting a large provision in 2015 for a single credit in Small Business. Net loan charge-offs of $28 million in 2015 increased $18 million, compared to $10 million in 2014, mostly due to a charge-off of the same single credit in Small Business. The provision and charge-off in Small Business resulted from irregularities associated with a single customer loan relationship discovered in the first quarter 2016. Noninterest income of $185 million in 2015 increased $16 million compared to 2014, primarily due to a $9 million increase in revenue related to a retirement savings program and smaller increases in several other fee categories. The increase in revenue related to a retirement savings program was offset by a related $9 million increase in outside processing fees in noninterest expense. Noninterest expenses of $734 million in 2015 increased $19 million from the prior year, primarily due to a $13 million increase in outside processing expenses, mostly related to the retirement savings program and smaller increases related to other revenue-generating activities; and a $4 million increase in salaries and benefits expense, primarily reflecting the impact of merit increases.
Wealth Management's net income of $85 million in 2015 increased $1 million, compared to $84 million in 2014. Net interest income (FTE) of $179 million in 2015 decreased $2 million compared to 2014, primarily reflecting an increase in FTP funding charges and lower loan yields, partially offset by the benefit from a $148 million increase in average loans and the FTE benefit provided by a $346 million increase in average deposits. The provision for credit losses was a benefit of $20 million in 2015, compared to a benefit of $21 million in 2014. Net loan recoveries were $17 million in 2015, compared to net recoveries of $1 million in 2014. Noninterest income of $235 million decreased $6 million from the prior year, primarily reflecting a $4 million decrease resulting from securities losses of $2 million in 2015 compared to securities gains of $2 million in 2014, and small decreases in several other categories of noninterest income, partially offset by a $7 million increase in fiduciary income. Noninterest expenses of $305 million in 2015 decreased $5 million from the prior year, primarily due to a $5 million decrease in litigation-related expenses.
The net loss in the Finance segment was $375 million in 2015, compared to a net loss of $357 million in 2014. Net interest expense (FTE) of $632 million in 2015 decreased $30 million, compared to 2014, primarily reflecting a decrease in net FTP expense as a result of lower net rates paid to the business segments under the Corporation's internal FTP methodology. Noninterest income of $57 million in 2015 decreased $3 million compared to 2014, primarily due to a $4 million decrease in customer derivative income. An increase in noninterest expenses of $30 million in 2015 was primarily the result of the third quarter 2014 gain of $32 million on the early redemption of debt.
MARKET SEGMENTS
The table and narrative below present the market segment results, including prior periods, based on the structure and methodologies in effect at December 31, 2015. Note 22 to these consolidated financial statements presents a description of each of these market segments as well as the financial results for the years ended December 31, 2015, 2014 and 2013.
The following table presents net income (loss) by market segment.

(dollar amounts in millions)
Years Ended December 31	2015		2014		2013
Michigan	$325	36%	$288	30%	$252	28%
California	297	33	274	29	270	29
Texas	79	9	168	18	183	20
Other Markets	196	22	220	23	209	23
	897	100%	950	100%	914	100%
Finance & Other (a)	(376)		(357)		(373)
Total	$521		$593		$541
(a)    Includes items not directly associated with the market segments.
The Michigan market's net income of $325 million in 2015 increased $37 million, compared to net income of $288 million in 2014. Net interest income (FTE) of $720 million in 2015 increased $2 million, primarily due to the FTP benefit provided by a $849 million increase in average deposits and lower deposit rates, partially offset by lower loan yields, the impact of a $156 million decrease in average loans and a lower FTP crediting rate. The increase in average deposits primarily reflected increases in general Middle Market, Personal Banking and Small Business. The decrease in average loans resulted primarily from decreases in general Middle Market, Corporate Banking and Private Banking, partially offset by an increase in National Dealer Services. The provision for credit losses was a benefit of $27 million in 2015, an increase of $5 million compared to a benefit of $32 million in the prior year. Net loan charge-offs of $8 million for 2015 were unchanged from the prior year, primarily reflecting increases in general Middle Market and Corporate Banking, offset by decreases in Commercial Real Estate, Small Business and Private Banking. Noninterest income of $333 million in 2015 decreased $12 million from 2014, primarily reflecting decreases of $5 million in income from unconsolidated subsidiaries, $4 million in letter of credit fees, $4 million in customer derivative income and small decreases in several other noninterest income categories, partially offset by an $8 million increase in card fees. The changes in income from unconsolidated subsidiaries and card fees were primarily driven by the change to the Corporation's business model for providing merchant payment processing services. For further information about the business model change, refer to the "Noninterest Income" subheading in the "Results of Operations" section of this financial review. Noninterest expenses of $598 million in 2015 decreased $45 million from the prior year, primarily reflecting a $34 million decrease in litigation-related expenses, a $5 million gain on the disposal of fixed assets and small decreases in several noninterest expense categories, partially offset by an $8 million increase in outside processing expense, largely due to an increase in third-party processing expenses associated with the change to the Corporation's business model for providing merchant payment processing services. Refer to the "Noninterest Expenses" subheading in the "Results of Operations" section of this financial review for further discussion of the change to the Corporation's business model for providing merchant payment processing services.
The California market's net income of $297 million increased $23 million in 2015, compared to $274 million in 2014. Net interest income (FTE) of $736 million for 2015 increased $14 million from the prior year, primarily due to the benefit provided by a $1.2 billion increase in average loans and the FTP benefit provided by a $1.6 billion increase in average deposits, partially offset by a lower FTP crediting rate and lower loan yields. The increase in average loans and deposits both reflected increases in nearly all lines of business, with the largest increases in Technology and Life Sciences, National Dealer Services, and Commercial Real Estate. The provision for credit losses of $17 million in 2015 decreased $11 million from the prior year. An increase in the provision related to an increase in reserves for Technology and Life Sciences was more than offset by improvements in credit quality in the remainder of the portfolio. Net loan charge-offs of $18 million in 2015 decreased $4 million compared to 2014, primarily reflecting decreases in Private Banking and Corporate Banking. Noninterest income of $153 million in 2015 increased $6 million from the prior year, primarily due to a $4 million increase in card fees, which was largely driven by the change to the Corporation's business model for providing merchant payment processing services, and a $4 million increase in service charges on deposits, partially offset by a $5 million decrease in warrant income. For further information about the merchant services business model change, refer to the "Noninterest Income" subheading in the "Results of Operations" section of this financial review. Noninterest expenses of $408 million in 2015 increased $10 million from the prior year, primarily reflecting a $4 million increase in corporate overhead expenses and small increases in several other categories of noninterest expense. See the Business Bank discussion for an explanation of the increase in corporate overhead expense.
The Texas market's net income decreased $89 million to $79 million in 2015, compared to $168 million in 2014. Net interest income (FTE) of $521 million in 2015 decreased $21 million from the prior year, primarily due to a decrease in accretion of the purchase discount on the acquired loan portfolio, lower loan yields and a decrease in net FTP credits due to a lower FTP crediting rate, partially offset by the benefit provided by a $214 million increase in average loans and the FTP benefit provided by a $118 million increase in average deposits. The increase in average loans primarily reflected increases in Energy, Small Business and Private Banking, partially offset by decreases in Corporate Banking and Technology and Life Sciences. The increase in average deposits resulted primarily from increases in Personal Banking, Energy and Small Business, partially offset by decreases in general Middle Market and Technology and Life Sciences. The provision for credit losses of $131 million in 2015 increased $81 million from the prior year, primarily reflecting increased reserves for loans related to energy, partially offset by credit quality improvements in the remainder of the portfolio. Refer to the "Allowance for Credit Losses" and "Energy Lending" subheadings in the Risk Management section of this financial review for a discussion of the impact of sustained low oil and gas prices on the Corporation's portfolio of energy-related loans. Net loan charge-offs of $45 million for 2015 increased $36 million from the prior year, primarily reflecting increases in Energy and general Middle Market (largely due to an increase in charge-offs on energy-related loans). Noninterest income of $133 million in 2015 decreased $9 million from the prior year, primarily due to a $5 million decrease in investment banking fees and small decreases in several other noninterest income categories. Noninterest expenses of $389 million in 2015 increased $19 million from 2014, primarily due to a $9 million increase in corporate overhead expenses and small increases in several other categories of noninterest expense. See the Business Bank discussion for an explanation of the increase in corporate overhead expense.
Net income in Other Markets of $196 million in 2015 decreased $24 million compared to $220 million in 2014. Net interest income (FTE) of $339 million in 2015 increased $27 million from the prior year, primarily due to the benefit from an increase in average loans of $759 million and the FTP benefit provided by a $1.0 billion increase in average deposits, partially offset by the impact of a lower FTP crediting rate. The increase in average loans primarily reflected increases in Mortgage Banker Finance and Technology and Life Sciences. Average deposits increased in nearly all business lines, with the largest increases in

Corporate Banking, Technology and Life Sciences and general Middle Market. The provision for credit losses was $25 million in 2015, an increase of $43 million compared to a benefit of $18 million in the prior year, primarily reflecting increases in Small Business, Corporate Banking, Commercial Real Estate and general Middle Market. Net loan charge-offs were $29 million in 2015, compared to net recoveries of $14 million in 2014, primarily reflecting increases in Small Business, Commercial Real Estate, Corporate Banking and general Middle Market. See the Retail Bank discussion for an explanation of the increase in Small Business provision and net charge-offs. Excluding the $181 million impact of the change in accounting presentation for a card program, noninterest income of $194 million in 2015 increased $26 million from the prior year, primarily reflecting a $9 million increase in income related to a retirement savings program and small increases in several other noninterest income categories. Excluding the impact of the change in accounting presentation for a card program, noninterest expenses of $249 million in 2015 increased $46 million compared to the prior year, primarily due to a $17 million increase in outside processing expense, largely due to third-party processing expense associated with the retirement savings program and merchant payment processing services associated with the change to the Corporation's business model for providing merchant payment processing services, as well as a $9 million increase in corporate overhead expense and small increases in several other categories of noninterest expense. See the Business Bank discussion for an explanation of the increase in corporate overhead expense. Refer to the "Noninterest Expenses" subheading in the "Results of Operations" section of this financial review for further discussion of the change to the Corporation's business model for providing merchant payment processing services.
The net loss for the Finance & Other category of $376 million in 2015 increased $19 million compared to 2014, primarily reflecting the after tax impact of a $30 million increase in noninterest expense in the Finance segment, largely due to the $32 million gain in 2014 on the early redemption of debt as previously discussed under the "Business Segments" subheading above.
The following table lists the Corporation's banking centers by geographic market segment.

December 31	2015	2014	2013
Michigan	214	214	216
Texas	133	135	140
California	103	104	105
Other Markets:
Arizona	19	18	18
Florida	7	9	10
Canada	1	1	1
Total Other Markets	27	28	29
Total	477	481	490

BALANCE SHEET AND CAPITAL FUNDS ANALYSIS
ANALYSIS OF INVESTMENT SECURITIES AND LOANS

(in millions)
December 31	2015	2014		2013	2012	2011
Investment securities available-for-sale:
U.S. Treasury and other U.S. government agency securities	$2,763	$526		$45	$35	$40
Residential mortgage-backed securities (a)	7,545	7,274	(b)	8,926	9,920	9,492
State and municipal securities	9	23		22	23	24
Corporate debt securities	1	51		56	58	47
Equity and other non-debt securities	201	242		258	261	501
Total investment securities available-for-sale	10,519	8,116		9,307	10,297	10,104
Investment securities held to maturity:
Residential mortgage-backed securities (a)	1,981	1,935	(b)	—	—	—
Total investment securities	$12,500	$10,051		$9,307	$10,297	$10,104
Commercial loans	$31,659	$31,520		$28,815	$29,513	$24,996
Real estate construction loans	2,001	1,955		1,762	1,240	1,533
Commercial mortgage loans	8,977	8,604		8,787	9,472	10,264
Lease financing	724	805		845	859	905
International loans:
Banks and other financial institutions	—	31		4	2	18
Commercial and industrial	1,368	1,465		1,323	1,291	1,152
Total international loans	1,368	1,496		1,327	1,293	1,170
Residential mortgage loans	1,870	1,831		1,697	1,527	1,526
Consumer loans:
Home equity	1,720	1,658		1,517	1,537	1,655
Other consumer	765	724		720	616	630
Total consumer loans	2,485	2,382		2,237	2,153	2,285
Total loans	$49,084	$48,593		$45,470	$46,057	$42,679

(a)	Issued and/or guaranteed by U.S. government agencies or U.S. government-sponsored enterprises.

(b)	During the fourth quarter 2014, the Corporation transferred residential mortgage-backed securities from available-for sale to held-to-maturity.

EARNING ASSETS
Loans
Average total loans increased $2.0 billion, or 4 percent, to $48.6 billion in 2015, compared to $46.6 billion in 2014, primarily reflecting an increase of $1.8 billion, or 6 percent, in commercial loans. The following tables provide information about the changes in the Corporation's average loan portfolio in 2015, compared to 2014.

(dollar amounts in millions)				Percent Change
Years Ended December 31	2015	2014	Change
Average Loans:
Commercial loans by business line:
General Middle Market	$10,289	$10,185	$104	1%
National Dealer Services	4,333	4,012	321	8
Energy	3,365	3,211	154	5
Technology and Life Sciences	2,933	2,395	538	22
Environmental Services	845	865	(20)	(2)
Entertainment	618	536	82	15
Total Middle Market	22,383	21,204	1,179	6
Corporate Banking	3,088	3,324	(236)	(7)
Mortgage Banker Finance	1,843	1,301	542	42
Commercial Real Estate	884	788	96	12
Total Business Bank commercial loans	28,198	26,617	1,581	6
Total Retail Bank commercial loans	1,931	1,706	225	13
Total Wealth Management commercial loans	1,372	1,392	(20)	(1)
Total commercial loans	31,501	29,715	1,786	6
Real estate construction loans	1,884	1,909	(25)	(1)
Commercial mortgage loans	8,697	8,706	(9)	—
Lease financing	783	834	(51)	(6)
International loans	1,441	1,376	65	5
Residential mortgage loans	1,878	1,778	100	6
Consumer loans:
Home equity	1,693	1,583	110	7
Other consumer	751	687	64	9
Consumer loans	2,444	2,270	174	8
Total loans	$48,628	$46,588	$2,040	4%
Average Loans By Geographic Market:
Michigan	$13,180	$13,336	$(156)	(1)%
California	16,613	15,390	1,223	8
Texas	11,168	10,954	214	2
Other Markets	7,667	6,908	759	11
Total loans	$48,628	$46,588	$2,040	4%
Middle Market business lines generally serve customers with annual revenue between $20 million and $500 million. National Dealer Services primarily provides floor plan inventory financing to auto dealerships, and the $321 million increase in average National Dealer Services commercial loans largely reflected the increased volume of new car sales activity in 2015. Customers in the Energy business line are engaged in three segments of the oil and gas business: exploration and production (E&P), midstream and energy services. While average Energy commercial loans increased $154 million in 2015, compared to 2014, period-end Energy commercial loan balances decreased $488 million from December 31, 2014 to December 31, 2015, reflecting the impact of sustained lower oil and gas prices over the past six quarters. For more information on Energy and related loans, refer to "Energy Lending" in the "Risk Management section of this financial review. The Technology and Life Sciences business line serves two segments: (1) private equity and venture capital firms, referred to as equity fund services, and (2) companies that are typically owned by venture-capital firms, where significant equity is invested to create products and build companies around new intellectual property. The $538 million increase in average Technology and Life Sciences commercial loans primarily reflected growth of $471 million in equity fund services, where the line of business provides capital call or subscription lines, along with other financial services. Corporate Banking generally serves customers with revenue over $500 million, and the $236 million decrease in average Corporate Banking commercial loan balances generally reflected the Corporation's continued pricing and structure discipline in the competitive environment. Mortgage Banker Finance provides short-term, revolving lines of credit to independent mortgage banking companies and therefore balances tend to reflect the level of home sales and refinancing activity in the market as a whole. The $542 million increase in average Mortgage Banker Finance commercial loans reflected higher average home sales volume and increased refinancing activity in 2015, compared to 2014, as well as new and expanded relationships. Commercial real estate loans comprise real estate construction loans and commercial mortgage loans. Real estate construction loans primarily include loans in the Commercial Real Estate business line, which generally serves commercial real estate developers. Commercial mortgage loans are loans where the primary collateral is a lien on any real property and are primarily loans secured by owner occupied real estate. Real property is generally considered primary collateral if the value of that collateral represents more than 50 percent of the commitment at loan approval.
On a period-end basis, total loans were $49.1 billion at December 31, 2015, an increase of $491 million from December 31, 2014, primarily reflecting increases of $419 million, or 4 percent, in commercial real estate loans and $139 million in commercial loans. The increase in period-end commercial loans primarily reflected increases in Mortgage Banker Finance ($674 million) and Technology and Life Sciences ($496 million), partially offset by decreases in Energy ($488 million), general Middle Market ($487 million) and Corporate Banking ($459 million). The $419 million increase in period-end commercial real estate loans was primarily driven by an increase in commercial mortgage loans in the Commercial Real Estate business line. For more information on commercial real estate loans, refer to “Commercial Real Estate Lending” in the “Risk Management” section of this financial review.
ANALYSIS OF INVESTMENT SECURITIES PORTFOLIO (FTE)

	Maturity (a)										Weighted Average Maturity
(dollar amounts in millions)	Within 1 Year		1 - 5 Years		5 - 10 Years		After 10 Years		Total
December 31, 2015	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Years
U.S. Treasury and other U.S. government agency securities	$10	0.28%	$2,753	1.58%	$—	—%	$—	—%	$2,763	1.58%	4.0
Residential mortgage-backed securities (b)	—	—	96	2.13	1,306	3.02	8,124	2.07	9,526	2.20	16.9
State and municipal securities (c)	—	—	2	0.58	2	0.58	5	0.58	9	0.58	11.4
Auction-rate debt securities	—	—	—	—	—	—	1	—	1	—	22.0
Equity and other non-debt securities:
Auction-rate preferred securities (d)	—	—	—	—	—	—	67	0.44	67	0.44	—
Money market and other mutual funds (e)	—	—	—	—	—	—	134	—	134	—	—
Total investment securities	$10	0.28%	$2,851	1.60%	$1,308	3.01%	$8,331	2.06%	$12,500	2.05%	14.0
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
Investment Securities
Investment securities increased $2.4 billion to $12.5 billion at December 31, 2015, from $10.1 billion at December 31, 2014, primarily reflecting the purchase of approximately $2.2 billion of U.S. Treasury securities, resulting from the reinvestment of excess Federal Reserve Bank deposits into higher yielding securities in the fourth quarter 2015. Net unrealized gains on investment securities available-for-sale were $28 million at December 31, 2015, compared to net unrealized gains of $81 million at December 31, 2014. At December 31, 2015, the weighted-average expected life of the Corporation's residential mortgage-backed securities portfolio was approximately 3.8 years. On an average basis, investment securities increased $887 million to $10.2 billion in 2015, compared to $9.4 billion in 2014.
The Corporation has been purchasing U.S. Treasury securities and reinvesting paydowns on residential mortgage-backed securities (RMBS) issued by the Federal National Mortgage Association and the Federal Home Loan Mortgage Corporation (government-sponsored enterprises, or GSEs) with RMBS issued by the Government National Mortgage Association (GNMA), as U.S. Treasury and GNMA securities receive more favorable treatment under Liquidity Coverage Ratio (LCR) rules. The following table provides a summary of securities issued and/or guaranteed by the U.S. government, its agencies and GSEs.

	December 31, 2015	December 31, 2014
(dollar amounts in millions)	Amount	Amount
U.S. Treasury and other U.S. government agency securities	2,763	526
RMBS issued by GNMA	3,806	2,111
RMBS issued by government-sponsored enterprises	5,720	7,098
Total RMBS	9,526	9,209
Total	$12,289	$9,735

As of December 31, 2015, the Corporation's auction-rate securities portfolio was carried at an estimated fair value of $77 million, compared to $136 million at December 31, 2014. During 2015, auction-rate securities with a par value of $63 million were redeemed or sold, resulting in net securities losses of $2 million. As of December 31, 2015, approximately 94 percent of the aggregate auction-rate securities par value had been redeemed or sold since the portfolio was acquired in 2008, for a cumulative net gain of $52 million.
Interest-Bearing Deposits with Banks and Other Short-Term Investments
Interest-bearing deposits with banks primarily include deposits with the FRB and also include deposits with banks in developed countries or international banking facilities of foreign banks located in the United States. Other short-term investments include federal funds sold, trading securities and loans held-for-sale. Substantially all trading securities are deferred compensation plan assets. Loans held-for-sale typically represent residential mortgage loans originated with management's intention to sell and, from time to time, other loans that are transferred to held-for-sale. Federal funds sold offer supplemental earnings opportunities and serve correspondent banks. Interest-bearing deposits with banks and federal funds sold provide a range of maturities of less than one year and are mostly used to manage liquidity requirements of the Corporation. Interest-bearing deposits with banks decreased $55 million to $5.0 billion at December 31, 2015. Other short-term investments increased $14 million to $113 million at December 31, 2015. On an average basis, interest-bearing deposits increased $645 million to $6.2 billion in 2015, compared to $5.5 billion in 2014, primarily reflecting a $622 million increase in average deposits with the FRB.
DEPOSITS AND BORROWED FUNDS
The Corporation's average deposits and borrowed funds balances are detailed in the following table.

(dollar amounts in millions)				Percent Change
Years Ended December 31	2015	2014	Change
Noninterest-bearing deposits	$28,087	$25,019	$3,068	12%
Money market and interest-bearing checking deposits	24,073	22,891	1,182	5
Savings deposits	1,841	1,744	97	6
Customer certificates of deposit	4,209	4,869	(660)	(14)
Foreign office and other time deposits	116	261	(145)	(55)
Total deposits	$58,326	$54,784	$3,542	6%
Short-term borrowings	$93	$200	$(107)	(53)%
Medium- and long-term debt	2,905	2,963	(58)	(2)
Total borrowed funds	$2,998	$3,163	$(165)	(5)%
Average deposits increased $3.5 billion, or 6 percent, to $58.3 billion in 2015, compared to $54.8 billion in 2014. Average deposits increased in almost all business lines from 2014 to 2015, with the largest increases in general Middle Market ($1.0 billion), Personal Banking ($645 million), Technology and Life Sciences ($494 million), Corporate Banking ($396 million), Private Banking ($315 million) and Small Business Banking ($264 million). Average deposits increased in all geographic markets from 2014 to 2015, including increases in California ($1.6 billion), Michigan ($849 million), Texas ($118 million) and Other Markets ($1.0 billion). Average noninterest-bearing deposits increased $3.1 billion, or 12 percent, to $28.1 billion in 2015, compared to $25.0 billion in 2014. At December 31, 2015, total deposits were $59.9 billion, an increase of $2.4 billion, or 4 percent, compared to $57.5 billion at December 31, 2014. Noninterest-bearing deposits were $30.8 billion at December 31, 2015, an increase of $3.6 billion, or 13 percent, compared to $27.2 billion at December 31, 2014. The growth in deposits generally reflects the significant liquidity of the Corporation's customers.
Short-term borrowings primarily include federal funds purchased and securities sold under agreements to repurchase. Average short-term borrowings decreased $107 million, to $93 million in 2015, compared to $200 million in 2014, primarily reflecting a decrease in securities sold under agreements to repurchase. Total short-term borrowings at December 31, 2015 were $23 million, a decrease of $93 million compared to $116 million at December 31, 2014.
Average medium- and long-term debt decreased $58 million, or 2 percent, to $2.9 billion in 2015, compared to $3.0 billion in 2014. The Corporation uses medium- and long-term debt to provide funding to support earning assets, liquidity and regulatory capital. Total medium- and long-term debt at December 31, 2015 increased $383 million to $3.1 billion, compared to $2.7 billion at December 31, 2014. The net increase resulted from issuances of a total of $675 million of medium-term notes in the second and third quarters and $350 million of subordinated notes in the third quarter, partially offset by the maturities of $300 million of subordinated notes in the second quarter and $300 million of medium-term notes in the third quarter.
Further information on medium- and long-term debt is provided in Note 12 to the consolidated financial statements.

CAPITAL
Total shareholders' equity increased $158 million to $7.6 billion at December 31, 2015, compared to $7.4 billion at December 31, 2014. The following table presents a summary of changes in total shareholders' equity in 2015.

(in millions)
Balance at January 1, 2015		$7,402
Net income		521
Cash dividends declared on common stock		(148)
Purchase of common stock		(240)
Purchase and retirement of warrants		(10)
Other comprehensive income (loss):
Investment securities available-for-sale	$(28)
Defined benefit and other postretirement plans	11
Total other comprehensive income (loss)		(17)
Issuance of common stock under employee stock plans		14
Share-based compensation		38
Balance at December 31, 2015		$7,560
Further information about other comprehensive income (loss) is provided in the consolidated statements of comprehensive income and Note 14 to the consolidated financial statements.
The Federal Reserve completed its 2015 Comprehensive Capital Analysis and Review (CCAR) in March 2015 and did not object to the Corporation's 2015/2016 capital plan and the capital distributions contemplated in the plan. The plan provides for up to $393 million in equity repurchases for the five-quarter period ending June 30, 2016. At December 31, 2015, up to $210 million remained available for equity repurchases under the plan. Share repurchases totaled $232 million (5.1 million shares) and warrant repurchases totaled $10 million (500,000 warrants) in 2015. The pace of future equity repurchases will be linked to the Corporation's overall capital position and financial condition. The 2016 capital plan will be submitted to the Federal Reserve for review in April 2016 and a response is expected in June 2016.
The following table summarizes the Corporation’s equity repurchase activity for the year ended December 31, 2015.

(shares in thousands)	Total Number of Shares and Warrants Purchased as Part of Publicly Announced Repurchase Plans or Programs	Remaining Repurchase Authorization (a)		Total Number of Shares Purchased (b)	Average Price Paid Per Share	Average Price Paid Per Warrant (c)
Total first quarter 2015	1,354	12,728		1,517	43.38	—
Total second quarter 2015	1,513	19,608	(d)	1,523	48.00	20.70
Total third quarter 2015	1,234	18,374		1,260	47.75	—
October 2015	649	17,725		652	42.52	—
November 2015	629	17,096		632	45.73	—
December 2015	192	16,904		192	44.74	—
Total fourth quarter 2015	1,470	16,904		1,476	44.19	—
Total 2015	5,571	16,904		5,776	$45.54	$20.70

(a)	Maximum number of shares and warrants that may yet be purchased under the publicly announced plans or programs.

(b)
Includes approximately 205,000 shares (including 6,000 shares for the quarter ended December 31, 2015) purchased pursuant to deferred compensation plans and shares purchased from employees to pay for required minimum tax withholding related to restricted stock vesting under the terms of an employee share-based compensation plan during the year ended December 31, 2015. These transactions are not considered part of the Corporation's repurchase program.

(c)
The Corporation repurchased 500,000 warrants under the repurchase program during the year ended December 31, 2015. Upon exercise of a warrant, the number of shares with a value equal to the aggregate exercise price is withheld from an exercising warrant holder as payment (known as a "net exercise provision"). During the year ended December 31, 2015, the Corporation withheld the equivalent of approximately 1,291,000 shares to cover an aggregate of $65.7 million in exercise price and issued approximately 934,000 shares to the exercising warrant holders. Shares withheld in connection with the net exercise provision are not included in the total number of shares or warrants purchased in the above table.

(d)	Includes April 28, 2015 equity repurchase authorization for up to an additional 10.6 million shares and share-equivalents.
In April 2015, the Board of Directors of the Corporation (the Board) authorized the repurchase of up to an additional 10.0 million shares of Comerica Incorporated outstanding common stock, in addition to the 2.1 million shares remaining at March 31, 2015 under the Board's prior authorizations for the equity repurchase program initially approved in November 2010. Including the April 2015 authorization, a total of 40.3 million shares has been authorized for repurchase under the equity repurchase program since its inception in 2010. In April 2015, the Board also authorized the repurchase of up to an additional 2.6 million warrants, in addition to the 10.6 million warrants remaining at March 31, 2015 under an authorization initially approved in November 2010. There is no expiration date for the Corporation's equity repurchase program.
In April 2015, the Board approved a 1-cent increase in the quarterly common dividend, to $0.21 per share. The 2015 dividend increase was contemplated in the Corporation's 2015/2016 capital plan. The Corporation declared common dividends in 2015 totaling $148 million, or $0.83 per share, on net income of $521 million, compared to common dividends totaling $0.79 per share in 2014. The dividend payout ratio, calculated on a per share basis, was 28 percent in 2015, compared to 24 percent in 2014. Including share repurchases under the equity repurchase program, the total payout to shareholders was 75 percent in 2015, compared to 66 percent in 2014.
The Corporation periodically conducts stress tests to evaluate potential impacts to the Corporation's forecasted financial condition under various economic scenarios and business conditions. These stress tests are a normal part of the Corporation's overall risk management and capital planning process and are part of the forecasting process used by the Corporation to conduct the enterprise-wide stress test that was part of CCAR. For additional information about risk management processes, refer to the "Risk Management" section of this financial review.
The U.S. adoption of the Basel III regulatory capital framework (Basel III) became effective for the Corporation on January 1, 2015. Basel III includes a more stringent definition of capital and introduces a new common equity Tier 1 (CET1) capital requirement; sets forth two comprehensive methodologies for calculating risk-weighted assets (RWA), a standardized approach and an advanced approach; introduces two new capital buffers, a conservation buffer and a countercyclical buffer (applicable to advanced approach entities); establishes a new supplemental leverage ratio (applicable to advanced approach entities); and sets out minimum capital ratios and overall capital adequacy standards. Certain deductions and adjustments to regulatory capital phase in and will be fully implemented on January 1, 2018. The capital conservation buffer phases in beginning January 1, 2016 and will be fully implemented on January 1, 2019.
Under Basel III, CET1 capital predominantly includes common shareholders' equity, less certain deductions for goodwill, intangible assets and deferred tax assets that arise from net operating losses and tax credit carry-forwards. Additionally, the Corporation has elected to permanently exclude capital in accumulated other comprehensive income (AOCI) related to debt and equity securities classified as available-for-sale as well as for defined benefit postretirement plans from CET1, an option available to standardized approach entities under Basel III. Tier 1 capital incrementally includes noncumulative perpetual preferred stock. Tier 2 capital includes Tier 1 capital as well as subordinated debt qualifying as tier 2 and qualifying allowance for credit losses. Certain deductions and adjustments to CET1 capital, Tier 1 capital and Tier 2 capital are subject to phase-in through December 31, 2017.
The Corporation computes RWA using the standardized approach. Under the standardized approach, RWA is generally based on supervisory risk-weightings which vary by counterparty type and asset class. Under the Basel III standardized approach, capital is required for credit risk RWA, to cover the risk of unexpected losses due to failure of a customer or counterparty to meet its financial obligations in accordance with contractual terms; and if trading assets and liabilities exceed certain thresholds, capital is also required for market risk RWA, to cover the risk of losses due to adverse market movements or from position-specific factors.
The following table presents the minimum ratios required to be considered "adequately capitalized" as of December 31, 2015 and December 31, 2014.

	2015		2014
December 31	Basel III Rules		Basel I Rules
Common equity tier 1 capital to risk-weighted assets	4.5%	(a)	n/a
Tier 1 capital to risk-weighed assets	6.0	(a)	4.0%
Total capital to risk-weighted assets	8.0	(a)	8.0
Tier 1 capital to adjusted average assets (leverage ratio)	4.0		3.0

(a)
In order to avoid restrictions on capital distributions and discretionary bonuses, the Corporation will also be required to maintain a minimum capital conservation buffer, which phases in at 0.625% beginning on January 1, 2016 and ultimately increases to 2.5% on January 1, 2019.

n/a - not applicable.

The Corporation's capital ratios exceeded minimum regulatory requirements as follows:

	2015		2014
December 31	(Basel III Rules)		(Basel I Rules)
(dollar amounts in millions)	Capital/Assets	Ratio	Capital/Assets	Ratio
Common equity tier 1	$7,350	10.54%	n/a	n/a
Tier 1 common (a)	n/a	n/a	$7,169	10.50%
Tier 1 risk-based	7,350	10.54	7,169	10.50
Total risk-based	8,852	12.69	8,543	12.51
Leverage	7,350	10.22	7,169	10.35
Tangible common equity (a)	6,911	9.70	6,752	9.85
Risk-weighted assets	69,731		68,273

(a)	See Supplemental Financial Data section for reconcilements of non-GAAP financial measures.
n/a - not applicable.
At December 31, 2015, the Corporation and its U.S. banking subsidiaries exceeded the capital ratios required for an institution to be considered “well capitalized” by the standards developed under the Federal Deposit Insurance Corporation Improvement Act of 1991. Refer to Note 20 to the consolidated financial statements for further discussion of regulatory capital requirements and capital ratio calculations.

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
The Corporation’s front line employees, the first line of defense, are responsible for the day to day management of risks including the identification, assessment, measurement and control of risks encountered as a part of the normal course of business. Risks are further monitored, measured and controlled by the second line of defense, specialized risk managers for each of the major risk categories who aid in the identification, measurement, and control of organizational risks. The majority of these risk managers report into the Office of Enterprise Risk. The Office of Enterprise Risk, led by the Chief Risk Officer, is responsible for designing and managing the Corporation’s enterprise risk framework and ensures effective risk management oversight. Risk management committees serve as a point of review and escalation for those risks which may have risk interdependencies or where risk levels may be nearing the limits outlined in the Corporation’s risk appetite statement. These committees comprise senior and executive management that represent views from both the lines of business and risk management. Internal Audit, the third line of defense, monitors and assesses the overall effectiveness of the risk management framework on an ongoing basis and provides an independent assessment of the Corporation’s ability to manage and control risk to management and the Audit Committee of the Board.
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
Credit Administration manages credit policy and provides the resources to manage the line of business transactional credit risk, assuring that all exposure is risk rated according to the requirements of the credit risk rating policy and providing business segment reporting support as necessary. The Corporation's Asset Quality Review function, a division of Internal Audit, audits the accuracy of internal risk ratings that are assigned by the lending and credit groups. The Special Assets Group is responsible for managing the recovery process on distressed or defaulted loans and loan sales.
Portfolio Risk Analytics, within the Office of Enterprise Risk, provides comprehensive reporting on portfolio credit risk levels and trends, continuous assessment and verification of risk rating models, quarterly calculation of the allowance for loan losses and the allowance for credit losses on lending-related commitments, and calculation of economic credit risk capital.

ANALYSIS OF THE ALLOWANCE FOR LOAN LOSSES

(dollar amounts in millions)
Years Ended December 31	2015	2014	2013	2012	2011
Balance at beginning of year	$594	$598	$629	$726	$901
Loan charge-offs:
Commercial	139	59	91	112	192
Real estate construction	—	—	3	8	37
Commercial mortgage	3	22	36	89	139
Lease financing	1	—	—	—	—
International	14	6	—	3	7
Residential mortgage	1	2	4	13	15
Consumer	10	13	19	20	33
Total loan charge-offs	168	102	153	245	423
Recoveries:
Commercial	33	34	42	39	33
Real estate construction	1	4	7	6	14
Commercial mortgage	21	28	20	18	26
Lease financing	—	2	1	—	11
International	—	—	—	2	5
Residential mortgage	2	4	4	2	2
Consumer	11	5	6	8	4
Total recoveries	68	77	80	75	95
Net loan charge-offs	100	25	73	170	328
Provision for loan losses	142	22	42	73	153
Foreign currency translation adjustment	(2)	(1)	—	—	—
Balance at end of year	$634	$594	$598	$629	$726
Net loan charge-offs during the year as a percentage of average loans outstanding during the year	0.21%	0.05%	0.16%	0.39%	0.82%
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
U.S. economic data at the end of 2015 was mixed, with modest real Gross Domestic Product (GDP) growth seen throughout the year. U.S. manufacturing faced many opposing forces. Low gasoline prices and strengthening household income supported strong demand for new vehicles. U.S. auto sales reached their highest level in 15 years in 2015, with nearly 17.5 million units sold. However, sustained low oil prices created stress in energy and related industries, and soft global demand, coupled with the strong U.S. dollar, created headwinds for many U.S. manufacturing industries outside of the auto sector. Yet U.S. households are being supported by strong job growth, with the unemployment rate down to 5.0 percent in December. Wage income was up by 4.5 percent over the previous 12 months, while the consumer price index was essentially unchanged for the year due to lower energy prices. Rising incomes, still-low mortgage rates and increasing confidence are supporting new home construction. House prices are rising consistently in most areas, creating wealth for home owners.
An analysis of the coverage of the allowance for loan losses is provided in the following table.

Years Ended December 31	2015	2014	2013
Allowance for loan losses as a percentage of total loans at end of year	1.29%	1.22%	1.32%
Allowance for loan losses as a percentage of total nonperforming loans at end of year	167	205	160
Allowance for loan losses as a multiple of total net loan charge-offs for the year	6.3x	23.5x	8.2x
The allowance for loan losses was $634 million at December 31, 2015, compared to $594 million at December 31, 2014, an increase of $40 million, or 7 percent. While the overall quality of the loan portfolio remained solid through the end of 2015, sustained lower energy prices, economic complexity and uncertainty continued to be a consideration when determining the appropriateness of the allowance for loan losses. Reserves increased, primarily reflecting increases in reserves allocated for energy and energy-related exposure as well as Technology and Life Sciences, partially offset by improved credit quality in the remainder of the portfolio. The increase in reserves for energy and energy-related exposure reflected stress in the energy and energy-related portfolio as a result of sustained lower energy prices. Technology and Life Sciences reserves increased largely as a result of the levels and trends of charge-offs.
ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES

	2015			2014		2013		2012		2011
(dollar amounts in millions)	Allocated Allowance	Allowance Ratio (a)	% (b)	Allocated Allowance	% (b)	Allocated Allowance	% (b)	Allocated Allowance	% (b)	Allocated Allowance	% (b)
December 31
Business loans
Commercial	$463	1.46%	65%	$388	65%	$346	63%	$297	63%	$303	58%
Real estate construction	12	0.60	4	20	4	16	4	16	3	48	4
Commercial mortgage	93	1.03	18	120	18	159	19	227	21	281	24
Lease financing	3	0.39	1	2	1	4	2	4	2	7	2
International	8	0.62	3	4	3	6	3	8	3	9	3
Total business loans	579	1.30	91	534	91	531	91	552	92	648	91
Retail loans
Residential mortgage	14	0.76	4	14	4	17	4	20	3	21	4
Consumer	41	1.64	5	46	5	50	5	57	5	57	5
Total retail loans	55	1.26	9	60	9	67	9	77	8	78	9
Total loans	$634	1.29%	100%	$594	100%	$598	100%	$629	100%	$726	100%

(a)	Allocated allowance as a percentage of related loans outstanding.

(b)	Loans outstanding as a percentage of total loans.
The allowance for credit losses on lending-related commitments includes specific allowances, based on individual evaluations of certain letters of credit in a manner consistent with business loans, and allowances based on the pool of the remaining letters of credit and all unused commitments to extend credit within each internal risk rating.
The allowance for credit losses on lending-related commitments was $45 million at December 31, 2015 compared to $41 million at December 31, 2014. The $4 million increase in the allowance for credit losses on lending-related commitments primarily reflected the impact of downgrades of energy and energy-related unfunded commitments and issued letters of credit. An analysis of changes in the allowance for credit losses on lending-related commitments is presented below.

(dollar amounts in millions)
Years Ended December 31	2015	2014	2013	2012	2011
Balance at beginning of year	$41	$36	$32	$26	$35
Charge-offs on lending-related commitments (a)	(1)	—	—	—	—
Provision for credit losses on lending-related commitments	5	5	4	6	(9)
Balance at end of year	$45	$41	$36	$32	$26
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

SUMMARY OF NONPERFORMING ASSETS AND PAST DUE LOANS

(dollar amounts in millions)
December 31	2015	2014	2013	2012	2011
Nonaccrual loans:
Business loans:
Commercial	$238	$109	$81	$103	$237
Real estate construction	1	2	21	33	101
Commercial mortgage	60	95	156	275	427
Lease financing	6	—	—	3	5
International	8	—	4	—	8
Total nonaccrual business loans	313	206	262	414	778
Retail loans:
Residential mortgage	27	36	53	70	71
Consumer:
Home equity	27	30	31	31	5
Other consumer	—	1	4	4	6
Total consumer	27	31	35	35	11
Total nonaccrual retail loans	54	67	88	105	82
Total nonaccrual loans	367	273	350	519	860
Reduced-rate loans	12	17	24	22	27
Total nonperforming loans	379	290	374	541	887
Foreclosed property	12	10	9	54	94
Total nonperforming assets	$391	$300	$383	$595	$981
Gross interest income that would have been recorded had the nonaccrual and reduced-rate loans performed in accordance with original terms	$27	$25	$34	$62	$74
Interest income recognized	5	6	5	5	11
Nonperforming loans as a percentage of total loans	0.77%	0.60%	0.82%	1.17%	2.08%
Nonperforming assets as a percentage of total loans and foreclosed property	0.80	0.62	0.84	1.29	2.29
Loans past due 90 days or more and still accruing	$17	$5	$16	$23	$58
Loans past due 90 days or more and still accruing as a percentage of total loans	0.03%	0.01%	0.03%	0.05%	0.14%
Nonperforming assets increased $91 million to $391 million at December 31, 2015, from $300 million at December 31, 2014. The increase in nonperforming assets primarily reflected an increase of $129 million in nonaccrual commercial loans, largely the result of a $134 million increase in nonaccrual energy and energy-related loans, partially offset by a $35 million decrease in nonaccrual commercial mortgage loans. Nonperforming assets were 0.80 percent of total loans and foreclosed property at December 31, 2015, compared to 0.62 percent at December 31, 2014.
The following table presents a summary of TDRs at December 31, 2015 and 2014.

(in millions)
December 31	2015	2014
Nonperforming TDRs:
Nonaccrual TDRs	$100	$58
Reduced-rate TDRs	12	17
Total nonperforming TDRs	112	75
Performing TDRs (a)	128	43
Total TDRs	$240	$118

(a)	TDRs that do not include a reduction in the original contractual interest rate which are performing in accordance with their modified terms.
The $85 million increase in performing TDRs and the $42 million increase in nonaccrual TDRs from December 31, 2014 to December 31, 2015 primarily reflected increases in energy and energy-related loans.

The following table presents a summary of changes in nonaccrual loans.

(in millions)
Years Ended December 31	2015	2014
Balance at beginning of period	$273	$350
Loans transferred to nonaccrual (a)	358	167
Nonaccrual business loan gross charge-offs (b)	(132)	(87)
Loans transferred to accrual status (a)	(4)	(18)
Nonaccrual business loans sold (c)	(3)	(36)
Payments/other (d)	(125)	(103)
Balance at end of period	$367	$273
(a) Based on an analysis of nonaccrual loans with book balances greater than $2 million.
(b) Analysis of gross loan charge-offs:
Nonaccrual business loans	$132	$87
Performing business loans	25	—
Retail loans	11	15
Total gross loan charge-offs	$168	$102
(c) Analysis of loans sold:
Nonaccrual business loans	$3	$36
Performing criticized loans	10	19
Total loans sold	$13	$55
(d) Includes net changes related to nonaccrual loans with balances less than $2 million, payments on nonaccrual loans with book balances greater than $2 million, transfers of nonaccrual loans to foreclosed property and retail loan gross charge-offs. Excludes business loan gross charge-offs and nonaccrual business loans sold.

There were 25 borrowers with balances greater than $2 million, totaling $358 million, transferred to nonaccrual status in 2015, an increase of $191 million when compared to $167 million in 2014. Of the transfers to nonaccrual greater than $2 million in 2015, $226 million were energy and energy-related.
The following table presents the composition of nonaccrual loans by balance and the related number of borrowers at December 31, 2015 and 2014.

	2015		2014
(dollar amounts in millions)	Number of Borrowers	Balance	Number of Borrowers	Balance
Under $2 million	1,300	$112	1,492	$154
$2 million - $5 million	12	34	15	48
$5 million - $10 million	8	57	3	22
$10 million - $25 million	4	58	2	23
Greater than $25 million	3	106	1	26
Total	1,327	$367	1,513	$273

The following table presents a summary of nonaccrual loans at December 31, 2015 and loans transferred to nonaccrual and net loan charge-offs for the year ended December 31, 2015, based on North American Industry Classification System (NAICS) categories.

	December 31, 2015		Year Ended December 31, 2015
(dollar amounts in millions)	Nonaccrual Loans		Loans Transferred to Nonaccrual (a)		Net Loan Charge-Offs (Recoveries)
Industry Category
Mining, Quarrying and Oil & Gas Extraction (b)	$139	38%	$204	57%	$44	44%
Real Estate and Home Builders	29	8	—	—	(9)	(9)
Services	28	8	9	3	(4)	(4)
Retail Trade	27	8	40	10	26	26
Residential Mortgage	27	7	—	—	(1)	(1)
Manufacturing (b)	26	7	58	16	11	11
Health Care and Social Assistance	20	5	—	—	—	—
Contractors (b)	16	4	9	3	—	—
Holding and Other Investment Companies	10	3	—	—	(9)	(9)
Utilities (b)	9	2	11	3	6	6
Wholesale Trade (c)	1	—	14	4	32	32
Other (d)	35	10	13	4	4	4
Total	$367	100%	$358	100%	$100	100%

(a)	Based on an analysis of nonaccrual loans with book balances greater than $2 million.

(b)
Included nonaccrual energy and energy-related loans of approximately $138 million in Mining, Quarrying and Oil & Gas Extraction, $14 million in Contractors, $5 million in Utilities and $4 million in Manufacturing at December 31, 2015.

(c)	Included a charge-off resulting from irregularities associated with single customer loan relationship in Small Business.

(d)	Consumer, excluding residential mortgage and certain personal purpose nonaccrual loans and net charge-offs, is included in the “Other” category.
Loans past due 90 days or more and still accruing interest generally represent loans that are well collateralized and in a continuing process of collection. Loans past due 90 days or more increased $12 million to $17 million at December 31, 2015, compared to $5 million at December 31, 2014. Loans past due 30-89 days decreased $34 million to $129 million at December 31, 2015, compared to $163 million at December 31, 2014. An aging analysis of loans included in Note 4 to the consolidated financial statements provides further information about the balances comprising past due loans.
The following table presents a summary of total criticized loans. The Corporation's criticized list is consistent with the Special Mention, Substandard and Doubtful categories defined by regulatory authorities. Criticized loans with balances of $2 million or more on nonaccrual status or whose terms have been modified in a TDR are individually subjected to quarterly credit quality reviews, and the Corporation may establish specific allowances for such loans. A table of loans by credit quality indicator included in Note 4 to the consolidated financial statements provides further information about the balances comprising total criticized loans.

(dollar amounts in millions)
December 31	2015	2014
Total criticized loans	$3,193	$1,893
As a percentage of total loans	6.5%	3.9%
The $1.3 billion increase in criticized loans from December 31, 2014 to December 31, 2015 included a $1.2 billion increase in criticized energy and energy-related loans. For further information about criticized energy and energy-related loans, refer to the "Energy Lending" subheading later in this section.
The following table presents a summary of changes in foreclosed property.

(in millions)
Years Ended December 31	2015	2014
Balance at beginning of period	$10	$9
Acquired in foreclosure	12	16
Write-downs	(1)	(1)
Foreclosed property sold (a)	(9)	(14)
Balance at end of period	$12	$10
(a) Net gain on foreclosed property sold	$3	$5

For further information regarding the Corporation's nonperforming assets policies and impaired loans, refer to Note 1 and Note 4 to the consolidated financial statements.
Concentration of Credit Risk
Concentrations of credit risk may exist when a number of borrowers are engaged in similar activities, or activities in the same geographic region, and have similar economic characteristics that would cause them to be similarly impacted by changes in economic or other conditions. The Corporation has a concentration of credit risk with the automotive industry. All other industry concentrations, as defined by management, individually represented less than 10 percent of total loans at December 31, 2015.
The following table presents a summary of loans outstanding to companies related to the automotive industry.

	2015		2014
(in millions)	Loans Outstanding	Percent of Total Loans	Loans Outstanding	Percent of Total Loans
December 31
Production:
Domestic	$892		$883
Foreign	374		353
Total production	1,266	2.6%	1,236	2.5%
Dealer:
Floor plan	3,939		3,790
Other	2,634		2,641
Total dealer	6,573	13.4%	6,431	13.2%
Total automotive	$7,839	16.0%	$7,667	15.8%
Substantially all dealer loans are in the National Dealer Services business line. Loans in the National Dealer Services business line primarily include floor plan financing and other loans to automotive dealerships. Floor plan loans, included in “commercial loans” in the consolidated balance sheets, totaled $3.9 billion at December 31, 2015, an increase of $149 million compared to $3.8 billion at December 31, 2014. At December 31, 2015 other loans in the National Dealer Services business line totaled $2.6 billion, including $1.7 billion of owner-occupied commercial real estate mortgage loans, compared to $2.6 billion, including $1.5 billion of owner-occupied commercial real estate mortgage loans, at December 31, 2014. Automotive lending also includes loans to borrowers involved with automotive production, primarily Tier 1 and Tier 2 suppliers. Loans to borrowers involved with automotive production totaled approximately $1.3 billion and $1.2 billion at December 31, 2015 and 2014, respectively.
December 31, 2015, dealer loans, as shown in the table above, totaled $6.6 billion, of which approximately $4.1 billion, or 63 percent, were to foreign franchises, and $1.9 billion, or 28 percent, were to domestic franchises. Other dealer loans, totaling $561 million, or 9 percent, at December 31, 2015, include obligations where a primary franchise was indeterminable, such as loans to large public dealership consolidators and rental car, leasing, heavy truck and recreation vehicle companies.
There were no nonaccrual loans to automotive borrowers at December 31, 2015, compared to $4 million at December 31, 2014. There were no automotive net loan charge-offs in 2015 and 2014.
For further information regarding significant group concentrations of credit risk, refer to Note 5 to the consolidated financial statements.
Commercial Real Estate Lending
The following table summarizes the Corporation's commercial real estate loan portfolio by loan category.

(in millions)
December 31	2015	2014
Real estate construction loans:
Commercial Real Estate business line (a)	$1,681	$1,606
Other business lines (b)	320	349
Total real estate construction loans	$2,001	$1,955
Commercial mortgage loans:
Commercial Real Estate business line (a)	$2,104	$1,790
Other business lines (b)	6,873	6,814
Total commercial mortgage loans	$8,977	$8,604

(a)	Primarily loans to real estate developers.

(b)	Primarily loans secured by owner-occupied real estate.

The Corporation limits risk inherent in its commercial real estate lending activities by limiting exposure to those borrowers directly involved in the commercial real estate markets, diversifying credit risk by geography and project type, and maintaining conservative policies on loan-to-value ratios for such loans. Commercial real estate loans, consisting of real estate construction and commercial mortgage loans, totaled $11.0 billion at December 31, 2015, of which $3.8 billion, or 34 percent, were to borrowers in the Commercial Real Estate business line, which includes loans to real estate developers. The remaining $7.2 billion, or 66 percent, of commercial real estate loans is to borrowers in other business lines and consisted primarily of owner-occupied commercial mortgages which bear credit characteristics similar to non-commercial real estate business loans. In the Texas market, commercial real estate loans totaled $2.6 billion at December 31, 2015, of which $1.4 billion were to borrowers in the Commercial Real Estate business line. Substantially all of the remaining $1.2 billion were owner-occupied commercial mortgages. Loans in the Commercial Real Estate business line secured by properties located in Texas totaled $1.1 billion at December 31, 2015, primarily including $611 million for multifamily projects, $197 million for commercial projects and $88 million for retail projects. No loans in the Commercial Real Estate business line that were secured by properties located in Texas were on nonaccrual status at December 31, 2015.
The real estate construction loan portfolio primarily contains loans made to long-time customers with satisfactory completion experience. Credit quality in the real estate construction loan portfolio was strong, with $1 million on nonaccrual status at December 31, 2015, compared to $2 million on nonaccrual status at December 31, 2014, and real estate construction loan net recoveries of $1 million in 2015 and $4 million in 2014.
Loans in the commercial mortgage portfolio generally mature within three to five years. Of the $2.1 billion of commercial mortgage loans in the Commercial Real Estate business line, $16 million were on nonaccrual status at December 31, 2015, compared to $1.8 billion with $22 million on nonaccrual status at December 31, 2014. Commercial mortgage loan net recoveries in the Commercial Real Estate business line were $5 million and $8 million in 2015 and 2014, respectively. In other business lines, $44 million and $73 million of commercial mortgage loans were on nonaccrual status at December 31, 2015 and 2014, respectively, and net recoveries were $13 million in 2015 compared to net charge-offs of $2 million in 2014.
Residential Real Estate Lending
The following table summarizes the Corporation's residential mortgage and home equity loan portfolios by geographic market.

(dollar amounts in millions)	2015				2014
December 31	Residential Mortgage Loans	% of Total	Home Equity Loans	% of Total	Residential Mortgage Loans	% of Total	Home Equity Loans	% of Total
Geographic market:
Michigan	$387	21%	$785	46%	$417	23%	$795	48%
California	874	47	611	35	831	46	564	34
Texas	325	17	269	16	337	18	247	15
Other Markets	284	15	55	3	246	13	52	3
Total	$1,870	100%	$1,720	100%	$1,831	100%	$1,658	100%
Residential real estate loans, which consist of traditional residential mortgages and home equity loans and lines of credit, totaled $3.6 billion at December 31, 2015. Residential mortgages totaled $1.9 billion at December 31, 2015, and were primarily larger, variable-rate mortgages originated and retained for certain private banking relationship customers. Of the $1.9 billion of residential mortgage loans outstanding, $27 million were on nonaccrual status at December 31, 2015. The home equity portfolio totaled $1.7 billion at December 31, 2015, of which $1.5 billion was outstanding under primarily variable-rate, interest-only home equity lines of credit, $131 million were in amortizing status and $56 million were closed-end home equity loans. Of the $1.7 billion of home equity loans outstanding, $27 million were on nonaccrual status at December 31, 2015. A majority of the home equity portfolio was secured by junior liens at December 31, 2015. The residential real estate portfolio is principally located within the Corporation's primary geographic markets. Substantially all residential real estate loans past due 90 days or more are placed on nonaccrual status, and substantially all junior lien home equity loans that are current or less than 90 days past due are placed on nonaccrual status if full collection of the senior position is in doubt. At no later than 180 days past due, such loans are charged off to current appraised values less costs to sell.
Energy Lending
The Corporation has a portfolio of energy and energy-related loans that are included primarily in "commercial loans" in the consolidated balance sheets. The Corporation has over 30 years of experience in energy lending, with a focus on middle market companies in the oil and gas business. Customers in the Corporation's Energy business line (approximately 200 borrowers at December 31, 2015) are engaged in three segments of the oil and gas business: exploration and production (E&P), midstream and energy services. E&P generally includes such activities as searching for potential oil and gas fields, drilling exploratory wells and operating active wells. Commitments to E&P borrowers are generally subject to semi-annual borrowing base re-determinations based on a variety of factors including updated prices (reflecting market and competitive conditions), energy reserve levels and the impact of hedging. The midstream sector is generally involved in the transportation, storage and marketing of crude and/or refined oil and gas products. The Corporation's energy services customers provide products and services primarily to the E&P segment. About 95 percent of the loans in the Energy business line are Shared National Credits (SNC), which are facilities greater than $20 million shared by three or more federally supervised institutions, reflecting the Corporation's focus on larger middle market companies that have financing needs that generally exceed internal individual borrower credit risk limits. The Corporation seeks to develop full relationships with SNC borrowers.
In addition to oil and gas loans in the Energy business line, the Corporation is monitoring a portfolio of loans in other lines of business to companies that have a sizable portion of their revenue related to oil and gas or could be otherwise disproportionately negatively impacted by prolonged lower oil and gas prices ("energy-related'), primarily in general Middle Market, Corporate Banking, Small Business, and Technology and Life Sciences. These companies include downstream businesses such as refineries and petrochemical companies, companies that sell products to E&P, midstream and energy services companies, companies involved in developing new technologies for the oil and gas industry, and other similar businesses.
The following table summarizes information about the Corporation's portfolio of energy and energy-related loans.

(dollar amounts in millions)	2015				2014
December 31	Outstandings		Nonaccrual	Criticized	Outstandings		Nonaccrual	Criticized
Exploration and production (E&P)	$2,111	69%	$108	$967	$2,539	71%	$—	$73
Midstream	479	15	—	42	454	13	—	—
Services	480	16	24	235	566	16	—	26
Total Energy business line	3,070	100%	132	1,244	3,559	100%	—	99
Energy-related	624		29	187	780		27	98
Total energy and energy-related	$3,694		$161	$1,431	$4,339		$27	$197
As a percentage of total energy and energy-related loans			4%	38%			1%	5%
Loans in the Energy business line were $3.1 billion, or approximately 6 percent of total loans, at December 31, 2015, compared to $3.6 billion, or approximately 7 percent of total loans, at December 31, 2014, a decrease of $489 million, or 14%. Total exposure, including unused commitments to extend credit and letters of credit, was $6.4 billion and $7.1 billion at December 31, 2015 and 2014, respectively. The decrease in total exposure in the Energy business line primarily reflected reduced borrowing bases as a result of the decline in value of oil and gas reserves, while the decrease in outstandings largely reflected energy customers taking actions to adjust their cash flow and reduce their bank debt. As of December 31, 2015, a majority of the Corporation's E&P customers had at least 50 percent of their oil and/or gas production hedged up to the end of 2016. The value and coverage benefit of such hedging contracts are dependent upon the underlying oil/gas price in each contract and will be different for each borrower. Approximately 95 percent of the loans outstanding and 90 percent of total exposure in the Energy business line had varying levels and types of collateral at December 31, 2015, including oil and gas reserves and pipelines, equipment, accounts receivable, inventory and other assets, or some combination thereof. Energy-related outstandings were approximately $624 million at December 31, 2015 (approximately 110 relationships), a decrease of $156 million, or 20%, compared to December 31, 2014.
Criticized energy and energy-related loans increased from $197 million, or 5 percent of total energy and energy-related loans, at December 31, 2014, to $1.4 billion or 38 percent at December 31, 2015, in part reflecting the Corporation's weighting of current and expected operating cash flows in the assessment of the probability of default. Nonaccrual energy and energy-related loans increased to $161 million, or 4 percent of total energy and energy-related loans at December 31, 2015, compared to $27 million, or 1 percent at December 31, 2014. Energy and energy-related net loan charge-offs were $47 million for the year ended December 31, 2015, with $28 million from the energy portfolio and $19 million from the energy-related portfolio.
The Corporation's allowance methodology carefully considers the various risk elements within its loan portfolio. At December 31, 2015, the reserve allocation for energy and energy-related loans was over 4 percent of total energy and energy-related loans. The reserve allocation for energy and energy-related loans appropriately incorporated the changing dynamics in energy and energy-related loans described above, including but not limited to, continued negative migration in the portfolio and the value of collateral considered in determining estimated loss given default, which has resulted in increases in reserves for this portfolio for the past five quarterly periods. The Corporation continued to incorporate a qualitative reserve component for energy and energy-related loans at December 31, 2015, which provided for incurred losses that emerged between the borrower's most recent internal risk rating review and the end of the year, due to the uncertainty associated with continued volatility and impact of sustained lower oil and gas prices. In developing the qualitative adjustment, management considered a range of possible outcomes for probability of default, loss given default and the loss emergence period, as well as historical migration and loss experience under similar economic conditions, based on the conditions that existed at that time.

Subsequent to December 31, 2015, oil and gas prices dropped significantly, and the Corporation saw additional negative migration into criticized loans after updating the price decks for January 2016 oil prices. The Corporation expects that if current conditions persist, it could result in an estimated additional provision of between $75 million and $125 million, recognized primarily in the first quarter 2016. Net energy and energy-related charge-offs are expected to be manageable.
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
Mexico, with cross-border outstandings of $617 million (0.86 percent of total assets), $670 million (0.97 percent of total assets) and $645 million (0.99 percent of total assets) at December 31, 2015, 2014 and 2013, respectively, was the only country with outstandings between 0.75 and 1.00 percent of total assets at year-end 2015, 2014 and 2013. There were no countries with cross-border outstandings exceeding 1.00 percent of total assets at year-end 2015, 2014 and 2013.
The Corporation's international strategy is to focus on international companies doing business in North America, with an emphasis on the Corporation's primary geographic markets.
The following table summarizes cross-border exposure to entities domiciled in Mexico and Europe at December 31, 2015 and 2014.

(in millions)
December 31	2015	2014
Mexico exposure:
Commercial and industrial	$617	$661
Banks and other financial institutions	—	9
Total outstanding	617	670
Unfunded commitments and guarantees	206	179
Total Mexico exposure	$823	$849

European exposure:
Commercial and industrial	$285	$211
Banks and other financial institutions	35	52
Total outstanding	320	263
Unfunded commitments and guarantees	456	382
Total European exposure (a)	$776	$645

(a)	Primarily United Kingdom and the Netherlands.
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
Market Risk Analytics, within the Office of Enterprise Risk, supports ALCO in measuring, monitoring and managing interest rate risk and coordinating all other market risks. Key activities encompass: (i) providing information and analysis of the Corporation's balance sheet structure and measurement of interest rate and all other market risks; (ii) monitoring and reporting of the Corporation's positions relative to established policy limits and guidelines; (iii) developing and presenting analysis and strategies to adjust risk positions; (iv) reviewing and presenting policies and authorizations for approval; (v) monitoring of industry trends and analytical tools to be used in the management of interest rate and all other market risks; and (vi) developing and monitoring the interest rate risk economic capital estimate.
Interest Rate Risk
Net interest income is the primary source of revenue for the Corporation. Interest rate risk arises in the normal course of business due to differences in the repricing and cash flow characteristics of assets and liabilities, primarily through the Corporation's core business activities of extending loans and acquiring deposits. The Corporation's balance sheet is predominantly characterized by floating-rate loans funded by a combination of core deposits and wholesale borrowings. Approximately 85 percent of the Corporation's loans were floating at December 31, 2015, of which approximately 75 percent were based on LIBOR and 25 percent were based on Prime. This creates sensitivity to interest rate movements due to the imbalance between the floating-rate loan portfolio and the more slowly repricing deposit products. In addition, the growth and/or contraction in the Corporation's loans and deposits may lead to changes in sensitivity to interest rate movements in the absence of mitigating actions. Examples of such actions are purchasing investment securities, primarily fixed-rate, which provide liquidity to the balance sheet and act to mitigate the inherent interest sensitivity, and hedging the sensitivity with interest rate swaps. The Corporation actively manages its exposure to interest rate risk, with the principal objective of optimizing net interest income and the economic value of equity while operating within acceptable limits established for interest rate risk and maintaining adequate levels of funding and liquidity.
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
Sensitivity of Net Interest Income to Changes in Interest Rates
The analysis of the impact of changes in interest rates on net interest income under various interest rate scenarios is management's principal risk management technique. Management models a base case net interest income under an unchanged interest rate environment and what is believed to be the most likely balance sheet structure. Existing derivative instruments entered into for risk management purposes are included in the analysis, but no additional hedging is currently forecasted. These derivative instruments currently comprise interest rate swaps that convert fixed-rate long-term debt to variable rates. This base case net interest income is then compared against interest rate scenarios in which rates rise or decline in a linear, non-parallel fashion from the base case over 12 months. In the first scenario presented, short-term interest rates increase 200 basis points, resulting in an average increase in short-term interest rates of 100 basis points over the period (+200 scenario). Due to the current low level of interest rates, the second scenario reflects a decline in short-term interest rates to zero percent.
Each scenario includes assumptions such as loan growth, investment security prepayment levels, depositor behavior, yield curve changes, loan and deposit pricing, and overall balance sheet mix and growth. In the +200 scenario, assumptions related to loan growth are based on historical experience. Because deposit balances have continued to grow significantly in this persistent low rate environment, historical depositor behavior may be less indicative of future trends. As a result, the December 31, 2015 +200 scenario reflects a greater decrease in deposits than we have experienced historically as rates begin to rise. Investment securities modeling includes the replacement of prepayments as well as an estimate of projected growth in high quality liquid assets (HQLA) needed for compliance with the LCR, and expected funding maturities are included. In addition, the model reflects deposit pricing based on historical price movements with short-term interest rates and loan spread held at current levels. Changes in actual economic activity may result in a materially different interest rate environment as well as a balance sheet structure that is different from the changes management included in its simulation analysis.
The table below, as of December 31, 2015 and 2014, displays the estimated impact on net interest income during the next 12 months by relating the base case scenario results to those from the rising and declining rate scenarios described above.

	Estimated Annual Change
(in millions)	2015		2014
December 31	Amount	%	Amount	%
Change in Interest Rates:
Rising 200 basis points	$212	12%	$224	13%
Declining to zero percent	(88)	(5)	(32)	(2)
Sensitivity decreased modestly from December 31, 2014 to December 31, 2015, primarily due to the recent addition of HQLA for the LCR, changes in the current balance sheet mix driving a revised forecast, and the modeled reduction in deposit growth in the +200 scenario discussed above. The risk to declining interest rates is limited by an assumed floor on interest rates of zero percent, but reflects the recent rise in short-term interest rates, allowing for a decline of 50 basis points at December 31, 2015, relative to a 25 basis point decline at December 31, 2014.

The table below, as of December 31, 2015, illustrates the estimated sensitivity of the above results to a change in deposit balance assumptions in the +200 scenario, with all other assumptions held constant. In this analysis, average noninterest-bearing deposit run-off in the 12-month period has been increased by $1 billion and $3 billion from the run-off included in the standard +200 scenario presented above and assumes the deposit run-off reduces excess reserves and increases purchased funds. The analysis is provided as an indicator of the sensitivity of net interest income to the modeled deposit run-off assumption. It is not meant to reflect management's expectation or best estimate. Actual changes in deposit balances may vary from those reflected.

	+200 Basis Points
(in millions)	Estimated Annual Change
December 31, 2015	Amount	%
Incremental Average Decrease in Noninterest-bearing Deposit Balances:
$1 billion	$201	11%
$3 billion	178	10
Sensitivity of Economic Value of Equity to Changes in Interest Rates
In addition to the simulation analysis on net interest income, an economic value of equity analysis provides an alternative view of the interest rate risk position. The economic value of equity is the difference between the estimate of the economic value of the Corporation's financial assets, liabilities and off-balance sheet instruments, derived through discounting cash flows based on actual rates at the end of the period and the estimated economic value after applying the estimated impact of rate movements. The economic value of equity analysis is based on an immediate parallel 200 basis point increase and 50 basis point decrease in interest rates.
The table below, as of December 31, 2015 and 2014, displays the estimated impact on the economic value of equity from the interest rate scenario described above.

	2015		2014
(in millions)	Amount	%	Amount	%
Change in Interest Rates:
Rising 200 basis points	$1,021	9%	$1,218	10%
Falling to zero percent	(538)	(5)	(293)	(2)
The change in the sensitivity of the economic value of equity to a 200 basis point parallel increase in rates between December 31, 2014 and December 31, 2015 was primarily driven by growth in deposits without a stated maturity, by changes in market interest rates at the middle to long end of the curve, which most significantly impact the value of deposits without a stated maturity, and by recent security purchases. The change in the declining scenario is most significantly impacted by the more significant drop in interest rates at December 31, 2015.
LOAN MATURITIES AND INTEREST RATE SENSITIVITY

(in millions)	Loans Maturing
December 31, 2015	Within One Year (a)	After One But Within Five Years	After Five Years	Total
Commercial loans	$14,854	$15,580	$1,225	$31,659
Real estate construction loans	540	1,350	111	2,001
Commercial mortgage loans	1,882	4,975	2,120	8,977
International loans	623	688	57	1,368
Total	$17,899	$22,593	$3,513	$44,005
Sensitivity of loans to changes in interest rates:
Predetermined (fixed) interest rates	$1,130	$2,561	$889	$4,580
Floating interest rates	16,769	20,032	2,624	39,425
Total	$17,899	$22,593	$3,513	$44,005

(a)	Includes demand loans, loans having no stated repayment schedule or maturity and overdrafts.
The Corporation uses investment securities and derivative instruments as asset and liability management tools with the overall objective of managing the volatility of net interest income from changes in interest rates. These tools assist management in achieving the desired interest rate risk management objectives. Activity related to derivative instruments currently involves interest rate swaps effectively converting fixed-rate medium- and long-term debt to floating rate.

Risk Management Derivative Instruments

(in millions) Risk Management Notional Activity	Interest Rate Contracts	Foreign Exchange Contracts	Totals
Balance at January 1, 2014	$1,450	$253	$1,703
Additions	600	14,012	14,612
Maturities/amortizations	(250)	(13,757)	(14,007)
Balance at December 31, 2014	$1,800	$508	$2,308
Additions	1,025	15,846	16,871
Maturities/amortizations	(300)	(15,761)	(16,061)
Balance at December 31, 2015	$2,525	$593	$3,118
The notional amount of risk management interest rate swaps totaled $2.5 billion at December 31, 2015, and $1.8 billion at December 31, 2014, all under fair value hedging strategies, converting fixed-rate medium- and long-term debt to floating rate. The fair value of risk management interest rate swaps was a net unrealized gain of $147 million at December 31, 2015, compared to a net unrealized gain of $175 million at December 31, 2014. Risk management interest rate swaps generated $70 million and $72 million of net interest income for the years ended December 31, 2015 and 2014, respectively.
In addition to interest rate swaps, the Corporation employs various other types of derivative instruments as offsetting positions to mitigate exposures to foreign currency risks associated with specific assets and liabilities (e.g., customer loans or deposits denominated in foreign currencies). Such instruments may include foreign exchange forward contracts and foreign exchange swap agreements. The aggregate notional amounts of these risk management derivative instruments at December 31, 2015 and 2014 were $593 million and $508 million, respectively.
Further information regarding risk management derivative instruments is provided in Note 8 to the consolidated financial statements.
Customer-Initiated and Other Derivative Instruments

(in millions) Customer-Initiated and Other Notional Activity	Interest Rate Contracts	Energy Derivative Contracts	Foreign Exchange Contracts	Totals
Balance at January 1, 2014	$11,697	$5,374	$1,764	$18,835
Additions	3,298	2,925	62,871	69,094
Maturities/amortizations	(1,668)	(3,160)	(62,641)	(67,469)
Terminations	(999)	(207)	—	(1,206)
Balance at December 31, 2014	$12,328	$4,932	$1,994	$19,254
Additions	3,365	1,498	60,054	64,917
Maturities/amortizations	(2,199)	(3,070)	(59,757)	(65,026)
Terminations	(1,266)	(233)	—	(1,499)
Balance at December 31, 2015	$12,228	$3,127	$2,291	$17,646
The Corporation writes and purchases interest rate caps and floors and enters into foreign exchange contracts, interest rate swaps and energy derivative contracts to accommodate the needs of customers requesting such services. Changes in the fair value of customer-initiated and other derivatives are recognized in earnings as they occur. To limit the market risk of these activities, the Corporation generally takes offsetting positions with dealers. The notional amounts of offsetting positions are included in the table above. Customer-initiated and other notional activity represented 85 percent and 89 percent of total interest rate, energy and foreign exchange contracts at December 31, 2015 and 2014, respectively.
Further information regarding customer-initiated and other derivative instruments is provided in Note 8 to the consolidated financial statements.
Liquidity Risk and Off-Balance Sheet Arrangements
Liquidity is the ability to meet financial obligations through the maturity or sale of existing assets or the acquisition of additional funds. Various financial obligations, including contractual obligations and commercial commitments, may require future cash payments by the Corporation. Certain obligations are recognized on the consolidated balance sheets, while others are off-balance sheet under U.S. generally accepted accounting principles.
The following contractual obligations table summarizes the Corporation's noncancelable contractual obligations and future required minimum payments. Refer to Notes 6, 9, 10, 11, 12, and 18 to the consolidated financial statements for further information regarding these contractual obligations.

Contractual Obligations

(in millions)	Minimum Payments Due by Period
December 31, 2015	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Deposits without a stated maturity (a)	$56,269	$56,269	$—	$—	$—
Certificates of deposit and other deposits with a stated maturity (a)	3,584	2,792	635	134	23
Short-term borrowings (a)	23	23	—	—	—
Medium- and long-term debt (a)	2,941	650	502	1,039	750
Operating leases	456	73	132	97	154
Commitments to fund low income housing partnerships	137	80	42	10	5
Other long-term obligations (b)	265	61	92	19	93
Total contractual obligations	$63,675	$59,948	$1,403	$1,299	$1,025

Medium- and long-term debt (parent company only) (a) (c)	$600	$—	$—	$350	$250

(a)	Deposits and borrowings exclude accrued interest.

(b)	Includes unrecognized tax benefits.

(c)	Parent company only amounts are included in the medium- and long-term debt minimum payments above.
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
Commercial Commitments

(in millions)	Expected Expiration Dates by Period
December 31, 2015	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Commitments to fund indirect private equity and venture capital investments	$4	$—	$—	$—	$4
Unused commitments to extend credit	28,529	8,506	9,820	7,774	2,429
Standby letters of credit and financial guarantees	3,985	3,164	509	280	32
Commercial letters of credit	41	37	4	—	—
Total commercial commitments	$32,559	$11,707	$10,333	$8,054	$2,465
Since many of these commitments expire without being drawn upon, the total amount of these commercial commitments does not necessarily represent the future cash requirements of the Corporation. Refer to the “Other Market Risks” section below and Note 8 to the consolidated financial statements for a further discussion of these commercial commitments.
Wholesale Funding
The Corporation may access the purchased funds market when necessary, which includes foreign office time deposits and short-term borrowings. Capacity for incremental purchased funds at December 31, 2015 included the ability to purchase federal funds, sell securities under agreements to repurchase, as well as issue deposits to institutional investors and issue certificates of deposit through brokers. Purchased funds totaled $55 million at December 31, 2015, compared to $251 million at December 31, 2014. At December 31, 2015, the Bank had pledged loans totaling $24 billion which provided for up to $18 billion of available collateralized borrowing with the FRB.
The Bank is a member of the Federal Home Loan Bank of Dallas, Texas (FHLB), which provides short- and long-term funding to its members through advances collateralized by real estate-related assets. Actual borrowing capacity is contingent on the amount of collateral available to be pledged to the FHLB. At December 31, 2015, $14.3 billion of real estate-related loans were pledged to the FHLB as blanket collateral to provide capacity for potential future borrowings of approximately $6 billion. As of December 31, 2015, the Corporation did not have any outstanding borrowings from the FHLB.
Additionally, the Bank had the ability to issue up to $14.0 billion of debt at December 31, 2015 under an existing $15.0 billion medium-term senior note program which allows the issuance of debt with maturities between three months and 30 years. The Corporation also maintains a shelf registration statement with the Securities and Exchange Commission from which it may issue debt and/or equity securities.

The ability of the Corporation and the Bank to raise funds at competitive rates is impacted by rating agencies' views of the credit quality, liquidity, capital and earnings of the Corporation and the Bank. As of December 31, 2015, the four major rating agencies had assigned the following ratings to long-term senior unsecured obligations of the Corporation and the Bank. A security rating is not a recommendation to buy, sell, or hold securities and may be subject to revision or withdrawal at any time by the assigning rating agency. Each rating should be evaluated independently of any other rating.

	Comerica Incorporated		Comerica Bank
December 31, 2015	Rating	Outlook	Rating	Outlook
Standard and Poor’s (a)	A-	Negative	A	Negative
Moody’s Investors Service (b)	A3	Stable	A3	Stable
Fitch Ratings	A	Stable	A	Stable
DBRS	A	Stable	A (High)	Stable

(a)
In February 2016, Standard and Poor's downgraded the Corporation's and the Bank's long-term senior credit ratings one notch, from A- to BBB+ for Comerica Incorporated and from A to A- for Comerica Bank, and maintained its "Negative" outlook.

(b)	In February 2016, Moody's Investors Service revised its outlook to "Negative."
The Corporation satisfies liquidity requirements with either liquid assets or various funding sources. Liquid assets, which totaled $16.4 billion at December 31, 2015, compared to $13.3 billion at December 31, 2014, provide a reservoir of liquidity. Liquid assets include cash and due from banks, federal funds sold, interest-bearing deposits with banks, other short-term investments and unencumbered investment securities.
In September 2014, U.S. banking regulators issued a final rule implementing a quantitative liquidity requirement in the U.S. generally consistent with the LCR minimum liquidity measure established under the Basel III liquidity framework. Under the rule, the Corporation is subject to a modified LCR standard, which requires a financial institution to hold a minimum level of HQLA to fully cover modified net cash outflows under a 30-day systematic liquidity stress scenario. The rule is effective for the Corporation on January 1, 2016. During the transition year, 2016, the Corporation will be required to maintain a minimum LCR of 90 percent. Beginning January 1, 2017, and thereafter, the minimum required LCR will be 100 percent. At December 31, 2015, the Corporation was in compliance with the fully phased-in LCR requirement.
In the third quarter 2015, the Bank issued $350 million of 4.00% subordinated notes, swapped to floating at 6-month LIBOR plus 1.478%, maturing in 2025 and $175 million of 2.50% senior notes, swapped to floating at 6-month LIBOR plus 0.6348%, maturing in 2020. In the second quarter 2015, the Bank issued $500 million of 2.50% senior debt maturing in 2020 and swapped it to floating at six-month LIBOR plus 75 basis points. The proceeds from these issuances helped position the Corporation for full compliance with LCR, including a buffer for normal volatility in balance sheet dynamics. Any future funding needs for LCR purposes will depend on loan and deposit trends as well as balance sheet strategy. Should the Corporation need to add HQLA to maintain full compliance with the LCR rule, a variety of wholesale funding sources are available, as previously discussed.
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
The Corporation regularly evaluates its ability to meet funding needs in unanticipated, stressed environments. In conjunction with the quarterly 200 basis point interest rate simulation analyses, discussed in the “Interest Rate Sensitivity” section of this financial review, liquidity ratios and potential funding availability are examined. Each quarter, the Corporation also evaluates its ability to meet liquidity needs under a series of broad events, distinguished in terms of duration and severity. The evaluation as of December 31, 2015 projected that sufficient sources of liquidity were available under each series of events.
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

CRITICAL ACCOUNTING POLICIES
The Corporation’s consolidated financial statements are prepared based on the application of accounting policies, the most significant of which are described in Note 1. These policies require numerous estimates and strategic or economic assumptions, which may prove inaccurate or subject to variations. Changes in underlying factors, assumptions or estimates could have a material impact on the Corporation’s future financial condition and results of operations. At December 31, 2015, the most critical of these significant accounting policies were the policies related to the allowance for credit losses, fair value measurement, goodwill, pension plan accounting and income taxes. These policies were reviewed with the Audit Committee of the Corporation’s Board of Directors and are discussed more fully below.
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
In determining the allowance for credit losses, the Corporation individually evaluates certain impaired loans, applies standard reserve factors to pools of homogeneous loans and lending-related commitments and incorporates qualitative adjustments. Standard loss factors, applied to the majority of the Corporation's loan portfolio and lending-related commitments, are based on estimates of probabilities of default for individual risk ratings over the loss emergence period and loss given default. Since standard loss factors are applied to large pools of loans, even minor changes in these factors could significantly affect the Corporation's determination of the appropriateness of the allowance for credit losses. To illustrate, if recent loss experience dictated that the estimated standard loss factors would be changed by five percent (of the estimate) across all loan risk ratings, the allowance for loan losses as of December 31, 2015 would change by approximately $31 million. Loss emergence periods are used to determine the most appropriate default horizon associated with the calculation of probabilities of default. Loss emergence periods tend to lengthen during benign economic periods and shorten during periods of economic distress. Considered in isolation, lengthening the loss emergence period assumption would result in an increase to the allowance for credit losses. Because standard loss factors are applied to pools of loans based on the Corporation's internal risk rating system, loss estimates are highly dependent on the accuracy of the risk rating assigned to each loan. The inherent imprecision in the risk rating system resulting from inaccuracy in assigning and/or entering risk ratings in the loan accounting system is monitored by the Corporation's asset quality review function and incorporated in a qualitative adjustment. The Corporation may also include qualitative adjustments intended to capture the impact of certain other uncertainties that exist but are not yet reflected in the standard reserve factors. These qualitative adjustments are based on management’s analysis of factors such as portfolios where recent historical losses exceed expected losses or known recent events are expected to alter risk ratings once evidence is acquired, observable macroeconomic metrics, including consideration of regional metrics within the Corporation's footprint, and a qualitative assessment of the lending environment, including underwriting standards, current economic and political conditions, and other factors affecting credit quality. Deterioration in metrics and credit trends included in this analysis would result in an increase to the qualitative adjustment increasing the allowance for credit losses.
Since the fourth quarter 2014, the Corporation has incorporated a qualitative reserve component for energy and energy-related loans, primarily for incurred losses that have yet to emerge in the portfolio due to the inherent lag between the date of an energy borrower's most current internal risk rating review, driving the quantitative reserve, and the allowance measurement date. In developing the qualitative adjustment, management considered a range of possible outcomes for probability of default, loss given default and the loss emergence period, as well as historical migration and loss experience under similar economic conditions. For further discussion of energy and energy-related loans, refer to the "Energy Lending" sub-section in the "Risk Management" section of this financial review.
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
FAIR VALUE MEASUREMENT
Investment securities available-for-sale, derivatives and deferred compensation plan assets and associated liabilities are recorded at fair value on a recurring basis. Additionally, from time to time, other assets and liabilities may be recorded at fair value on a nonrecurring basis, such as impaired loans that have been reduced based on the fair value of the underlying collateral, other real estate (primarily foreclosed property), nonmarketable equity securities and certain other assets and liabilities. These nonrecurring fair value adjustments typically involve write-downs of individual assets or application of lower of cost or fair value accounting.
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
At December 31, 2015, assets and liabilities measured using observable inputs that are classified as Level 1 or Level 2 represented 97.9 percent and 100.0 percent of total assets and liabilities recorded at fair value, respectively, and Level 3 assets totaled $244 million, or 2.1 percent of total assets recorded at fair value. Valuations generated from model-based techniques that use at least one significant assumption not observable in the market are considered Level 3. Unobservable assumptions reflect estimates of assumptions market participants would use in pricing the asset or liability. Fair value measurements for assets and liabilities where limited or no observable market data exists often involves significant judgments about assumptions, such as determining an appropriate discount rate that factors in both liquidity and risk premiums, and in many cases may not reflect amounts exchanged in a current sale of the financial instrument. In addition, changes in market conditions may reduce the availability of quoted prices or observable data. For example, reduced liquidity in the capital markets or changes in secondary market activities could result in observable market inputs becoming unavailable. Therefore, when market data is not available, the Corporation would use valuation techniques requiring more management judgment to estimate the appropriate fair value.
GOODWILL
Goodwill is initially recorded as the excess of the purchase price over the fair value of net assets acquired in a business combination and is subsequently evaluated at least annually for impairment. Goodwill impairment testing is performed at the reporting unit level, equivalent to a business segment or one level below. The Corporation has three reporting units: the Business Bank, the Retail Bank and Wealth Management. At December 31, 2015 and 2014, goodwill totaled $635 million, including $380 million allocated to the Business Bank, $194 million allocated to the Retail Bank and $61 million allocated to Wealth Management.
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
In performing the annual impairment test, the carrying value of each reporting unit is the greater of economic or regulatory capital. The Corporation assigns economic capital using internal management methodologies on the basis of each reporting unit's credit, operational and interest rate risks, as well as goodwill. To determine regulatory capital, each reporting unit is assigned sufficient capital such that their respective Tier 1 ratio, based on allocated risk-weighted assets, is the same as that of the Corporation. Using this two-pronged approach, the Corporation's equity is fully allocated to its reporting units except for capital held primarily for the risk associated with the securities portfolio that is assigned to the Finance segment of the Corporation.
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
The Corporation performs a goodwill impairment test at least annually, and on an interim basis if events or changes in circumstances between annual tests suggest additional testing may be warranted to determine if goodwill might be impaired. During the fourth quarter 2015, the Corporation’s stock price traded below tangible book value per share, and sustained lower oil and gas prices continued to adversely impact the Corporation's portfolio of energy and energy-related loans in the Business Bank reporting unit. The Corporation updated its business outlook for 2016 to reflect its assessment of those market conditions and qualitatively considered their impact on the goodwill impairment test. After evaluating the impact of the continued decline of energy prices and changes in market expectations for the upcoming year against the results from the annual impairment test and its sensitivity analysis, the Corporation determined that that it was more likely than not that the fair value of the Business Bank continued to be greater than its carrying value, and therefore an interim goodwill impairment test was not performed.
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
The assumptions used to calculate 2016 expense for the defined benefit pension plans were a discount rate of 4.82 percent, a long-term rate of return on plan assets of 6.75 percent and a rate of compensation increase of 3.75 percent. The Corporation adopted the RP-2006 mortality tables and the MP-2015 mortality improvement scales issued by the SOA in October 2015, with certain entity-specific adjustments. Defined benefit pension expense in 2016 is expected to decrease approximately 70 percent to about $14 million from the $47 million recorded in 2015, primarily driven by an increase in the discount rate.
Changing the 2016 key actuarial assumptions discussed above by 25 basis points would have the following impact on defined benefit pension expense in 2016:

	25 Basis Point
(in millions)	Increase	Decrease
Key Actuarial Assumption:
Discount rate	$(8.8)	$8.8
Long-term rate of return	(2.6)	2.6
Rate of compensation increase	6.0	(6.0)
Due to the long-term nature of pension plan assumptions, actual results may differ significantly from the actuarial-based estimates. Differences resulting in actuarial gains or losses are required to be recorded in shareholders' equity as part of accumulated other comprehensive loss and amortized to defined benefit pension expense in future years. In 2015, the actual return on plan assets in the qualified defined benefit pension plan was $73 million, compared to an expected return on plan assets of $159 million.

In 2014, the actual return on plan assets was $278 million, compared to an expected return on plan assets of $131 million. Total pretax losses recognized in accumulated other comprehensive loss at December 31, 2015 were $607 million for the qualified defined benefit pension plan and $57 million for the non-qualified defined benefit pension plan. Actuarial pretax net losses recognized in other comprehensive income (loss) for the year ended December 31, 2015 were $77 million for the qualified defined benefit pension plan and $16 million for the non-qualified defined benefit pension plan. For further information, refer to Note 1 to the consolidated financial statements.
Defined benefit pension expense is recorded in “employee benefits” expense on the consolidated statements of income and is allocated to business segments based on the segment's share of salaries expense. Accordingly, defined benefit pension expense was allocated approximately 44 percent, 27 percent, 23 percent and 6 percent to the Retail Bank, Business Bank, Wealth Management and Finance segments, respectively, in 2015.
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

SUPPLEMENTAL FINANCIAL DATA
The following table provides a reconciliation of non-GAAP financial measures used in this financial review with financial measures defined by GAAP.

(dollar amounts in millions)
December 31	2015	2014	2013	2012	2011
Tier 1 Common Capital Ratio:
Tier 1 capital (a)	n/a	$7,169	$6,895	$6,705	$6,582
Less:
Trust preferred securities	n/a	—	—	—	25
Tier 1 common capital	n/a	$7,169	$6,895	$6,705	$6,557
Risk-weighted assets (a)	n/a	$68,269	$64,825	$66,115	$63,244
Tier 1 risk-based capital ratio	n/a	10.50%	10.64%	10.14%	10.41%
Tier 1 common capital ratio	n/a	10.50	10.64	10.14	10.37
Tangible Common Equity Ratio:
Total shareholder's equity	$7,560	$7,402	$7,150	$6,939	$6,865
Less:
Goodwill	635	635	635	635	635
Other intangible assets	14	15	17	22	32
Tangible common equity	$6,911	$6,752	$6,498	$6,282	$6,198
Total assets	$71,877	$69,186	$65,224	$65,066	$61,005
Less:
Goodwill	635	635	635	635	635
Other intangible assets	14	15	17	22	32
Tangible assets	$71,228	$68,536	$64,572	$64,409	$60,338
Common equity ratio	10.52%	10.70%	10.97%	10.67%	11.26%
Tangible common equity ratio	9.70	9.85	10.07	9.76	10.27
Tangible Common Equity per Share of Common Stock:
Common shareholders' equity	$7,560	$7,402	$7,150	$6,939	$6,865
Tangible common equity	6,911	6,752	6,498	6,282	6,198
Shares of common stock outstanding (in millions)	176	179	182	188	197
Common shareholders' equity per share of common stock	$43.03	$41.35	$39.22	$36.86	$34.79
Tangible common equity per share of common stock	39.33	37.72	35.64	33.36	31.40

(a)	Tier 1 capital and risk-weighted assets as defined by regulation.
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

FORWARD-LOOKING STATEMENTS
This report includes forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. In addition, the Corporation may make other written and oral communications from time to time that contain such statements. All statements regarding the Corporation's expected financial position, strategies and growth prospects and general economic conditions expected to exist in the future are forward-looking statements. The words, “anticipates,” “believes,” "contemplates," “feels,” “expects,” “estimates,” “seeks,” “strives,” “plans,” “intends,” “outlook,” “forecast,” “position,” “target,” “mission,” “assume,” “achievable,” “potential,” “strategy,” “goal,” “aspiration,” “opportunity,” “initiative,” “outcome,” “continue,” “remain,” “maintain,” "on course," “trend,” “objective,” “looks forward,” "projects," "models" and variations of such words and similar expressions, or future or conditional verbs such as “will,” “would,” “should,” “could,” “might,” “can,” “may” or similar expressions, as they relate to the Corporation or its management, are intended to identify forward-looking statements. The Corporation cautions that forward-looking statements are subject to numerous assumptions, risks and uncertainties, which change over time. Forward-looking statements speak only as of the date the statement is made, and the Corporation does not undertake to update forward-looking statements to reflect facts, circumstances, assumptions or events that occur after the date the forward-looking statements are made. Actual results could differ materially from those anticipated in forward-looking statements and future results could differ materially from historical performance.
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

•
declines in the businesses or industries of the Corporation's customers - in particular, the energy industry - could cause increased credit losses or decreased loan balances, which could adversely affect the Corporation;

•	unfavorable developments concerning credit quality could adversely affect the Corporation's financial results:

•	operational difficulties, failure of technology infrastructure or information security incidents could adversely affect the Corporation's business and operations;

•	the Corporation relies on other companies to provide certain key components of its business infrastructure, and certain failures could materially adversely affect operations;

•	noninterest expenses are important to the Corporation's profitability, but are subject to a number of factors, some of which are not in the Corporation's control;

•	changes in the financial markets, including fluctuations in interest rates and their impact on deposit pricing, could adversely affect the Corporation's net interest income and balance sheet;

•	reduction in the Corporation's credit ratings could adversely affect the Corporation and/or the holders of its securities;

•	the soundness of other financial institutions could adversely affect the Corporation;

•
the introduction, implementation, withdrawal, success and timing of business initiatives and strategies may be less successful or may be different than anticipated, which could adversely affect the Corporation's business;

•	damage to Comerica’s reputation could damage its businesses;

•	the Corporation may not be able to utilize technology to efficiently and effectively develop, market and deliver new products and services to its customers;

•	competitive product and pricing pressures among financial institutions within the Corporation's markets may change;

•	changes in customer behavior may adversely impact the Corporation's business, financial condition and results of operations;

•	any future strategic acquisitions or divestitures may present certain risks to the Corporation's business and operations;

•	management's ability to maintain and expand customer relationships may differ from expectations;

•	management's ability to retain key officers and employees may change;

•
legal and regulatory proceedings and related financial services industry matters, including those directly involving the Corporation and its subsidiaries, could adversely affect the Corporation or the financial services industry in general;

•	methods of reducing risk exposures might not be effective;

•	adverse effects from terrorist activities or other hostilities;

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

CONSOLIDATED BALANCE SHEETS
Comerica Incorporated and Subsidiaries

(in millions, except share data)
December 31	2015	2014

ASSETS
Cash and due from banks	$1,157	$1,026

Interest-bearing deposits with banks	4,990	5,045
Other short-term investments	113	99

Investment securities available-for-sale	10,519	8,116
Investment securities held-to-maturity	1,981	1,935

Commercial loans	31,659	31,520
Real estate construction loans	2,001	1,955
Commercial mortgage loans	8,977	8,604
Lease financing	724	805
International loans	1,368	1,496
Residential mortgage loans	1,870	1,831
Consumer loans	2,485	2,382
Total loans	49,084	48,593
Less allowance for loan losses	(634)	(594)
Net loans	48,450	47,999
Premises and equipment	550	532
Accrued income and other assets	4,117	4,434
Total assets	$71,877	$69,186

LIABILITIES AND SHAREHOLDERS’ EQUITY
Noninterest-bearing deposits	$30,839	$27,224

Money market and interest-bearing checking deposits	23,532	23,954
Savings deposits	1,898	1,752
Customer certificates of deposit	3,552	4,421
Foreign office time deposits	32	135
Total interest-bearing deposits	29,014	30,262
Total deposits	59,853	57,486
Short-term borrowings	23	116
Accrued expenses and other liabilities	1,383	1,507
Medium- and long-term debt	3,058	2,675
Total liabilities	64,317	61,784

Common stock - $5 par value:
Authorized - 325,000,000 shares
Issued - 228,164,824 shares	1,141	1,141
Capital surplus	2,173	2,188
Accumulated other comprehensive loss	(429)	(412)
Retained earnings	7,084	6,744
Less cost of common stock in treasury - 52,457,113 shares at 12/31/15 and 49,146,225 shares at 12/31/14	(2,409)	(2,259)
Total shareholders’ equity	7,560	7,402
Total liabilities and shareholders’ equity	$71,877	$69,186
See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME
Comerica Incorporated and Subsidiaries

(in millions)
Years Ended December 31	2015	2014	2013
INTEREST INCOME
Interest and fees on loans	$1,551	$1,525	$1,556
Interest on investment securities	216	211	214
Interest on short-term investments	17	14	14
Total interest income	1,784	1,750	1,784
INTEREST EXPENSE
Interest on deposits	43	45	55
Interest on medium- and long-term debt	52	50	57
Total interest expense	95	95	112
Net interest income	1,689	1,655	1,672
Provision for credit losses	147	27	46
Net interest income after provision for credit losses	1,542	1,628	1,626
NONINTEREST INCOME
Card fees	290	92	86
Service charges on deposit accounts	223	215	214
Fiduciary income	187	180	171
Commercial lending fees	99	98	99
Letter of credit fees	53	57	64
Bank-owned life insurance	40	39	40
Foreign exchange income	40	40	36
Brokerage fees	17	17	17
Net securities losses	(2)	—	(1)
Other noninterest income	103	130	156
Total noninterest income	1,050	868	882
NONINTEREST EXPENSES
Salaries and benefits expense	1,009	980	1,009
Outside processing fee expense	332	122	119
Net occupancy expense	159	171	160
Equipment expense	53	57	60
Software expense	99	95	90
FDIC insurance expense	37	33	33
Advertising expense	24	23	21
Litigation-related expense	(32)	4	52
Gain on debt redemption	—	(32)	(1)
Other noninterest expenses	161	173	179
Total noninterest expenses	1,842	1,626	1,722
Income before income taxes	750	870	786
Provision for income taxes	229	277	245
NET INCOME	521	593	541
Less income allocated to participating securities	6	7	8
Net income attributable to common shares	$515	$586	$533
Earnings per common share:
Basic	$2.93	$3.28	$2.92
Diluted	2.84	3.16	2.85

Cash dividends declared on common stock	148	143	126
Cash dividends declared per common share	0.83	0.79	0.68
See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Comerica Incorporated and Subsidiaries

(in millions)
Years Ended December 31	2015	2014	2013

NET INCOME	$521	$593	$541

OTHER COMPREHENSIVE INCOME (LOSS)

Unrealized (losses) gains on investment securities:
Net unrealized holding (losses) gains arising during the period	(55)	166	(343)
Less:
Reclassification adjustment for net securities (losses) gains included in net income	(2)	1	1
Net losses realized as a yield adjustment in interest on investment securities	(8)	—	—
Change in net unrealized (losses) gains before income taxes	(45)	165	(344)

Defined benefit pension and other postretirement plans adjustment:
Actuarial (loss) gain arising during the period	(57)	(240)	286
Prior service credit arising during the period	3	—	—
Adjustments for amounts recognized as components of net periodic benefit cost:
Amortization of actuarial net loss	70	39	89
Amortization of prior service cost	1	3	2
Change in defined benefit pension and other postretirement plans adjustment before income taxes	17	(198)	377

Total other comprehensive (loss) income before income taxes	(28)	(33)	33
(Benefit) provision for income taxes	(11)	(12)	11
Total other comprehensive (loss) income, net of tax	(17)	(21)	22

COMPREHENSIVE INCOME	$504	$572	$563
See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
Comerica Incorporated and Subsidiaries

	Common Stock			Accumulated Other Comprehensive Loss			Total Shareholders’ Equity
(in millions, except per share data)	Shares Outstanding	Amount	Capital Surplus		Retained Earnings	Treasury Stock
BALANCE AT DECEMBER 31, 2012	188.3	$1,141	$2,162	$(413)	$5,928	$(1,879)	$6,939
Net income	—	—	—	—	541	—	541
Other comprehensive income, net of tax	—	—	—	22	—	—	22
Cash dividends declared on common stock ($0.68 per share)	—	—	—	—	(126)	—	(126)
Purchase of common stock	(7.5)	—	—	—	—	(291)	(291)
Net issuance of common stock under employee stock plans	1.5	—	(17)	—	(25)	72	30
Share-based compensation	—	—	35	—	—	—	35
Other	—	—	(1)	—	—	1	—
BALANCE AT DECEMBER 31, 2013	182.3	1,141	2,179	(391)	6,318	(2,097)	7,150
Net income	—	—	—	—	593	—	593
Other comprehensive loss, net of tax	—	—	—	(21)	—	—	(21)
Cash dividends declared on common stock ($0.79 per share)	—	—	—	—	(143)	—	(143)
Purchase of common stock	(5.4)	—	—	—	—	(260)	(260)
Net issuance of common stock under employee stock plans	2.1	—	(27)	—	(24)	96	45
Share-based compensation	—	—	38	—	—	—	38
Other	—	—	(2)	—	—	2	—
BALANCE AT DECEMBER 31, 2014	179.0	1,141	2,188	(412)	6,744	(2,259)	7,402
Net income	—	—	—	—	521	—	521
Other comprehensive loss, net of tax	—	—	—	(17)	—	—	(17)
Cash dividends declared on common stock ($0.83 per share)	—	—	—	—	(148)	—	(148)
Purchase of common stock	(5.3)	—	—	—	—	(240)	(240)
Purchase and retirement of warrants	—	—	(10)	—	—	—	(10)
Net issuance of common stock under employee stock plans	1.0	—	(22)	—	(11)	47	14
Net issuance of common stock for warrants	1.0	—	(21)	—	(22)	43	—
Share-based compensation	—	—	38	—	—	—	38
BALANCE AT DECEMBER 31, 2015	175.7	$1,141	$2,173	$(429)	$7,084	$(2,409)	$7,560
See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
Comerica Incorporated and Subsidiaries

(in millions)
Years Ended December 31	2015	2014	2013
OPERATING ACTIVITIES
Net income	$521	$593	$541
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	147	27	46
(Benefit) provision for deferred income taxes	(71)	130	(20)
Depreciation and amortization	118	123	122
Net periodic defined benefit cost	48	40	88
Share-based compensation expense	38	38	35
Net amortization of securities	13	13	23
Accretion of loan purchase discount	(7)	(34)	(49)
Net securities losses	2	—	1
Net (gain) loss/writedown on foreclosed property	(2)	(4)	4
Gain on debt redemption	—	(32)	(1)
Excess tax benefits from share-based compensation arrangements	(3)	(7)	(3)
Net change in:
Trading securities	—	13	6
Accrued income receivable	(12)	(4)	7
Accrued expenses payable	(35)	(14)	38
Other, net	105	(243)	(2)
Net cash provided by operating activities	862	639	836
INVESTING ACTIVITIES
Investment securities available-for-sale:
Maturities and redemptions	1,703	1,781	2,849
Sales	54	—	—
Purchases	(4,228)	(2,372)	(2,225)
Investment securities held-to-maturity:
Maturities and redemptions	324	—	—
Purchases	(362)	—	—
Net change in loans	(644)	(3,144)	549
Sales of Federal Home Loan Bank stock	—	41	41
Proceeds from sales of foreclosed property	12	20	55
Net increase in premises and equipment	(119)	(70)	(102)
Other, net	5	1	7
Net cash (used in) provided by investing activities	(3,255)	(3,743)	1,174
FINANCING ACTIVITIES
Net change in:
Deposits	2,529	4,013	1,229
Short-term borrowings	(93)	(137)	143
Medium- and long-term debt:
Maturities and redemptions	(606)	(1,406)	(1,080)
Issuances	1,016	596	—
Common stock:
Repurchases	(240)	(260)	(291)
Cash dividends paid	(147)	(137)	(123)
Issuances under employee stock plans	22	49	33
Purchase and retirement of warrants	(10)	—	—
Excess tax benefits from share-based compensation arrangements	3	7	3
Other, net	(5)	(1)	(7)
Net cash provided by (used in) financing activities	2,469	2,724	(93)
Net increase (decrease) in cash and cash equivalents	76	(380)	1,917
Cash and cash equivalents at beginning of period	6,071	6,451	4,534
Cash and cash equivalents at end of period	$6,147	$6,071	$6,451
Interest paid	$94	$101	$114
Income taxes paid	88	218	115
Noncash investing and financing activities:
Loans transferred to other real estate	12	16	14
Loans transferred from portfolio to held-for-sale	28	—	—
Lease residual transferred to other assets	16	—	—
Securities transferred from available-for-sale to held-to-maturity	—	1,958	—
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
The Corporation evaluates its investments in VIEs, both at inception and when there is a change in circumstances that requires reconsideration, to determine if the Corporation is the primary beneficiary and consolidation is required. The Corporation accounts for unconsolidated VIEs using either the proportional, cost or equity method. These investments comprise investments in community development projects which generate tax credits to their investors and are included in "accrued income and other assets" on the consolidated balance sheets.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Comerica Incorporated and Subsidiaries

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
Securities classified as Level 3 represent securities in less liquid markets requiring significant management assumptions when determining fair value. Auction-rate securities comprise Level 3 investment securities available-for-sale. The Corporate Development Department, with appropriate oversight and approval provided by senior management, is responsible for determining the valuation methodology for auction-rate securities and for updating significant inputs. Valuation results, including an analysis of changes to the valuation methodology and significant inputs, are provided to senior management for review on a quarterly basis.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Comerica Incorporated and Subsidiaries

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
Warrants which contain a net exercise provision or a non-contingent put right embedded in the warrant agreement are accounted for as derivatives and recorded at fair value on a recurring basis using a Black-Scholes valuation model. The Black-Scholes valuation model utilizes five inputs: risk-free rate, expected life, volatility, exercise price, and the per share market value of the underlying company. The Corporation holds a portfolio of warrants for generally nonmarketable equity securities with a fair value of $2 million at December 31, 2015, included in "accrued income and other assets" on the consolidated balance sheets. These warrants are primarily from non-public technology companies obtained as part of the loan origination process. The Corporate Development Department is responsible for the warrant valuation process, which includes reviewing all significant inputs for reasonableness, and for providing valuation results to senior management. Increases in any of these inputs in isolation, with the exception of exercise price, would result in a higher fair value. Increases in exercise price in isolation would result in a lower fair value. The Corporation classifies warrants accounted for as derivatives as Level 3.
Nonmarketable equity securities
The Corporation has a portfolio of indirect (through funds) private equity and venture capital investments with a carrying value and unfunded commitments of $10 million and $4 million, respectively, at December 31, 2015. These funds generally cannot be redeemed and the majority is not readily marketable. Distributions from these funds are received by the Corporation as a result of the liquidation of underlying investments of the funds and/or as income distributions. It is estimated that the underlying assets of the funds will be liquidated over a period of up to 12 years. Recently issued federal regulations may require the Corporation to sell certain of these funds prior to liquidation. The investments are accounted for either on the cost or equity method and are individually reviewed for impairment on a quarterly basis by comparing the carrying value to the estimated fair value. These investments may be carried at fair value on a nonrecurring basis when they are deemed to be impaired and written down to fair value. Where there is not a readily determinable fair value, the Corporation estimates fair value for indirect private equity and venture capital investments based on the net asset value, as reported by the fund, after indication that the fund adheres to applicable fair value measurement guidance. On a quarterly basis, the Corporate Development Department is responsible, with appropriate oversight and approval provided by senior management, for performing the valuation procedures and updating significant inputs, as are primarily provided by the underlying fund's management. The Corporation classifies fair value measurements of nonmarketable equity securities as Level 3.
The Corporation also holds restricted equity investments, primarily Federal Home Loan Bank (FHLB) and Federal Reserve Bank (FRB) stock. Restricted equity securities are not readily marketable and are recorded at cost (par value) in "accrued income and other assets" on the consolidated balance sheets and evaluated for impairment based on the ultimate recoverability of the par value. No significant observable market data for these instruments is available. The Corporation considers the profitability and asset quality of the issuer, dividend payment history and recent redemption experience and believes its investments in FHLB and FRB stock are ultimately recoverable at par. Therefore, the carrying amount for these restricted equity investments approximates fair value. The Corporation classifies the estimated fair value of such investments as Level 1. The Corporation’s investment in FHLB stock totaled $7 million at both December 31, 2015 and 2014, and its investment in FRB stock totaled $85 million at both December 31, 2015 and 2014.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Comerica Incorporated and Subsidiaries

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
Medium- and long-term debt
The estimated fair value of the Corporation's medium- and long-term debt is based on quoted market values when available. If quoted market values are not available, the estimated fair value is based on the market values of debt with similar characteristics. The Corporation classifies the estimated fair value of medium- and long-term debt as Level 2.
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
Loans held-for-sale, typically residential mortgages originated with the intent to sell and occasionally may include other loans transferred to held-for-sale, are carried at the lower of cost or fair value. Fair value is determined in the aggregate for each portfolio. Changes in fair value are included in “other noninterest income” on the consolidated statements of income.
Investment Securities
Securities not held for trading purposes are classified as available-for-sale or held-to-maturity. Debt securities for which management has the intent and ability to hold to maturity are classified as held-to-maturity and recorded at amortized cost. Securities available-for-sale are recorded at fair value, with unrealized gains and losses, net of income taxes, reported as a separate component of other comprehensive income (loss) (OCI).
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Comerica Incorporated and Subsidiaries

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
Loan Origination Fees and Costs
Substantially all loan origination fees and costs are deferred and amortized to net interest income over the life of the related loan or over the commitment period as a yield adjustment. Net deferred income on originated loans, including unearned income and unamortized costs, fees, premiums and discounts, totaled $226 million and $267 million at December 31, 2015 and 2014, respectively.
Loan fees on unused commitments and net origination fees related to loans sold are recognized in noninterest income.
 Allowance for Credit Losses
The allowance for credit losses includes both the allowance for loan losses and the allowance for credit losses on lending-related commitments.
The Corporation disaggregates the loan portfolio into segments for purposes of determining the allowance for credit losses. These segments are based on the level at which the Corporation develops, documents and applies a systematic methodology to determine the allowance for credit losses. The Corporation's portfolio segments are business loans and retail loans. Business loans include the commercial, real estate construction, commercial mortgage, lease financing and international loan portfolios. Retail loans consist of traditional residential mortgage, home equity and other consumer loans.
For further information on the Allowance for Credit Losses, refer to Note 4.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Comerica Incorporated and Subsidiaries

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Comerica Incorporated and Subsidiaries

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
Nonperforming Assets
Nonperforming assets consist of nonaccrual loans, reduced-rate loans and foreclosed property.
A loan is considered past due when the contractually required principal or interest payment is not received by the specified due date or, for certain loans, when a scheduled monthly payment is past due and unpaid for 30 days or more. Business loans are generally placed on nonaccrual status when management determines full collection of principal or interest is unlikely or when principal or interest payments are 90 days past due, unless the loan is fully collateralized and in the process of collection. The past-due status of a business loan is one of many indicative factors considered in determining the collectibility of the credit. The primary driver of when the principal amount of a business loan should be fully or partially charged-off is based on a qualitative assessment of the recoverability of the principal amount from collateral and other cash flow sources. Residential mortgage and home equity loans are generally placed on nonaccrual status once they become 90 days past due and are charged off to current appraised values less costs to sell no later than 180 days past due. In addition, junior lien home equity loans less than 90 days past due are placed on nonaccrual status if they have underlying risk characteristics that place full collection of the loan in doubt, such as when the related senior lien position is identified as seriously delinquent. Residential mortgage and consumer loans in bankruptcy for which the court has discharged the borrower's obligation and the borrower has not reaffirmed the debt are placed on nonaccrual status and written down to estimated collateral value, without regard to the actual payment status of the loan, and are classified as TDRs. All other consumer loans are generally placed on nonaccrual status at 90 days past due and are charged off at no later than 120 days past due, earlier if deemed uncollectible.
At the time a loan is placed on nonaccrual status, interest previously accrued but not collected is charged against current income. Principal and interest payments received on such loans are generally first applied as a reduction of principal. Income on nonaccrual loans is then recognized only to the extent that cash is received after principal has been fully repaid or future collection of principal is probable. Generally, a loan may be returned to accrual status when all delinquent principal and interest have been received and the Corporation expects repayment of the remaining contractual principal and interest, or when the loan or debt security is both well secured and in the process of collection.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Comerica Incorporated and Subsidiaries

PCI loans are recorded at fair value at acquisition date. Although the PCI loans may be contractually delinquent, the Corporation does not classify these loans as past due or nonperforming as the loans were written down to fair value at the acquisition date and the accretable yield is recognized in interest income over the remaining life of the loan.
Foreclosed property (primarily real estate) is initially recorded at fair value, less costs to sell, at the date of foreclosure and subsequently carried at the lower of cost or fair value, less estimated costs to sell. Loans are reclassified to foreclosed property upon obtaining legal title to the collateral. Independent appraisals are obtained to substantiate the fair value of foreclosed property at the time of foreclosure and updated at least annually or upon evidence of deterioration in the property’s value. At the time of foreclosure, the adjustment for the difference between the related loan balance and fair value (less estimated costs to sell) of the property acquired is charged or credited to the allowance for loan losses. Subsequent write-downs, operating expenses and losses upon sale, if any, are charged to noninterest expenses. Foreclosed property is included in “accrued income and other assets” on the consolidated balance sheets.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Comerica Incorporated and Subsidiaries

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
For derivatives designated as hedging instruments at inception, the Corporation uses either the short-cut method or applies statistical regression analysis to assess effectiveness. The short-cut method is used for $400 million notional of fair value hedges of medium and long-term debt issued prior to 2006. This method allows for the assumption of zero hedge ineffectiveness and eliminates the requirement to further assess hedge effectiveness on these transactions. For hedge relationships to which the Corporation does not apply the short-cut method, statistical regression analysis is used at inception and for each reporting period thereafter to assess whether the derivative used has been and is expected to be highly effective in offsetting changes in the fair value or cash flows of the hedged item. All components of each derivative instrument’s gain or loss are included in the assessment of hedge effectiveness. Net hedge ineffectiveness is recorded in “other noninterest income” on the consolidated statements of income.
Further information on the Corporation’s derivative instruments and hedging activities is included in Note 8.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Comerica Incorporated and Subsidiaries

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
Card fees includes primarily bankcard interchange revenue which is recorded as revenue when earned. Effective January 1, 2015, the Corporation entered into a new contract for an existing debit card program. Guidance provided in Accounting Standards Code 605-45, "Principal Agent Considerations," indicates whether revenue should be reported gross or net for this type of arrangement. Management assessed various principal versus agent indicators provided in the guidance and concluded that the Corporation bears the risks and rewards of providing the services for the card program based on the new contract terms and, therefore, gross presentation of revenues and expenses is appropriate. This change in presentation resulted in increases of $181 million to both "card fees" in noninterest income and "outside processing fee expense" in noninterest expenses for the year ended December 31, 2015.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Comerica Incorporated and Subsidiaries

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
Pending Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09, “Revenue from Contracts with Customers (Topic 606),” (ASU 2014-09), which is intended to improve and converge the financial reporting requirements for revenue contracts with customers. Previous GAAP comprised broad revenue recognition concepts along with numerous industry-specific requirements. The new guidance establishes a five-step model which entities must follow to

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Comerica Incorporated and Subsidiaries

recognize revenue and removes inconsistencies and weaknesses in existing guidance. The guidance under ASU 2014-09 is effective for annual and interim periods beginning after December 15, 2017, and must be retrospectively applied. Entities will have the option of presenting prior periods as impacted by the new guidance or presenting the cumulative effect of initial application along with supplementary disclosures. Early adoption is permitted, but not before annual and interim periods beginning after December 15, 2016. The Corporation is currently evaluating the impact of adopting ASU 2014-09.
In February 2015, the FASB issued ASU No. 2015-02, "Consolidation (Topic 810): Amendments to the Consolidation Analysis," (ASU 2015-02), which makes targeted amendments to the considerations applied by reporting entities when determining if a legal entity should be consolidated, including placing more emphasis on risk of loss when determining a controlling financial interest. Low-income housing tax credit investments that meet the criteria for the proportional amortization method are not impacted by these amendments. ASU 2015-02 is effective for annual and interim periods beginning after December 15, 2015, and must be retrospectively applied. Early adoption is permitted. The adoption of the ASU will have no impact to the Corporation's financial condition or results of operations.
In April 2015, the FASB issued ASU No. 2015-05, "Goodwill and Other - Internal-Use Software (Subtopic 350-40)," (ASU 2015-05), which defines specific criteria entities must apply to determine if a cloud computing arrangement includes an in-substance software license. The result of the assessment will direct the entity to apply either software licensing or service contract guidance to record the related costs. ASU 2015-05 is effective for annual and interim periods beginning after December 15, 2015, and can be prospectively or retrospectively applied. Early adoption is permitted. The adoption of the ASU is expected to have an immaterial impact to the Corporation's financial condition or results of operations.
In May 2015, the FASB issued ASU No. 2015-07, “Fair Value Measurement (Topic 820): Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent),” (ASU 2015-07), which amends disclosure requirements for entities that utilize net asset value per share (or its equivalent) to measure fair value as a practical expedient. The update eliminates the requirement to classify these investments within the fair value hierarchy and instead requires disclosure of sufficient information about these investments to permit reconciliation of the fair value of investments categorized within the fair value hierarchy to the investments presented in the consolidated balance sheet. ASU 2015-07 is effective for annual and interim periods beginning after December 15, 2015 and must be applied retrospectively. Early adoption is permitted. The adoption of ASU 2015-07 will impact disclosures, but will have no impact on the Corporation's financial condition or results of operations.
In January, 2016, the FASB issued ASU No. 2016-01, "Financial Instruments - Overall (Subtopic 825-10): Recognition of Financial Assets and Financial Liabilities," (ASU 2016-01), which makes targeted amendments to fair value measurement and disclosure guidance. ASU 2016-01 requires equity investments (other than equity method investments) to be measured at fair value with changes in fair value recognized in net income. This change is only applied if a readily determinable fair value can be obtained. The update also requires the use of exit prices to measure fair value for disclosure purposes as well as other enhanced disclosure requirements. The guidance under ASU 2016-01 is effective for annual and interim periods beginning after December 15, 2017, and early adoption is generally not permitted. At adoption on January 1, 2018, cumulative net unrealized gains and losses on equity investments other than equity method investments will be recognized as an adjustment to beginning retained earnings and accumulated other comprehensive income (loss). Amendments related to equity securities without a readily determinable fair value will be applied prospectively. The Corporation is currently evaluating the impact of adopting ASU 2016-01.

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
ASSETS AND LIABLILITIES RECORDED AT FAIR VALUE ON A RECURRING BASIS
The following tables present the recorded amount of assets and liabilities measured at fair value on a recurring basis as of December 31, 2015 and 2014.

(in millions)	Total	Level 1	Level 2	Level 3
December 31, 2015

Trading securities:
Deferred compensation plan assets	$89	$89	$—	$—
Equity and other non-debt securities	3	3	—	—
Total trading securities	92	92	—	—
Investment securities available-for-sale:
U.S. Treasury and other U.S. government agency securities	2,763	2,763	—	—
Residential mortgage-backed securities (a)	7,545	—	7,545	—
State and municipal securities	9	—	—	9	(b)
Corporate debt securities	1	—	—	1	(b)
Equity and other non-debt securities	201	134	—	67	(b)
Total investment securities available-for-sale	10,519	2,897	7,545	77
Derivative assets:
Interest rate contracts	286	—	277	9
Energy derivative contracts	475	—	475	—
Foreign exchange contracts	57	—	57	—
Warrants	2	—	—	2
Total derivative assets	820	—	809	11
Total assets at fair value	$11,431	$2,989	$8,354	$88
Derivative liabilities:
Interest rate contracts	$92	$—	$92	$—
Energy derivative contracts	472	—	472	—
Foreign exchange contracts	46	—	46	—
Total derivative liabilities	610	—	610	—
Deferred compensation plan liabilities	89	89	—	—
Total liabilities at fair value	$699	$89	$610	$—

(a)	Issued and/or guaranteed by U.S. government agencies or U.S. government-sponsored enterprises.

(b)	Auction-rate securities.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Comerica Incorporated and Subsidiaries

(in millions)	Total	Level 1	Level 2	Level 3
December 31, 2014
Trading securities:
Deferred compensation plan assets	$94	$94	$—	$—
Investment securities available-for-sale:
U.S. Treasury and other U.S. government agency securities	526	526	—	—
Residential mortgage-backed securities (a)	7,274	—	7,274	—
State and municipal securities	23	—	—	23	(b)
Corporate debt securities	51	—	50	1	(b)
Equity and other non-debt securities	242	130	—	112	(b)
Total investment securities available-for-sale	8,116	656	7,324	136
Derivative assets:
Interest rate contracts	328	—	328	—
Energy derivative contracts	527	—	527	—
Foreign exchange contracts	39	—	39	—
Warrants	4	—	—	4
Total derivative assets	898	—	894	4
Total assets at fair value	$9,108	$750	$8,218	$140
Derivative liabilities:
Interest rate contracts	$102	$—	$102	$—
Energy derivative contracts	525	—	525	—
Foreign exchange contracts	34	—	34	—
Total derivative liabilities	661	—	661	—
Deferred compensation plan liabilities	94	94	—	—
Total liabilities at fair value	$755	$94	$661	$—

(a)	Issued and/or guaranteed by U.S. government agencies or U.S. government-sponsored enterprises.

(b)	Auction-rate securities.
There were no transfers of assets or liabilities recorded at fair value on a recurring basis into or out of Level 1, Level 2 and Level 3 fair value measurements during the years ended December 31, 2015 and 2014.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Comerica Incorporated and Subsidiaries

The following table summarizes the changes in Level 3 assets measured at fair value on a recurring basis for the years ended December 31, 2015 and 2014.

		Net Realized/Unrealized Gains (Losses) (Pretax)

	Balance at Beginning of Period	Recorded in Earnings				Recorded in Other Comprehensive Income (Loss)			Balance at End of Period

(in millions)		Realized		Unrealized				Sales
Year Ended December 31, 2015
Investment securities available-for-sale:
State and municipal securities (a)	$23	$—		$—		$—		$(14)	$9
Corporate debt securities (a)	1	—		—		—		—	1
Equity and other non-debt securities (a)	112	(2)	(b)	—		1	(c)	(44)	67
Total investment securities available-for-sale	136	(2)	(b)	—		1	(c)	(58)	77
Derivative assets:
Interest rate contracts	—	—		9	(d)	—		—	9
Warrants	4	6	(d)	(1)	(d)	—		(7)	2
Year Ended December 31, 2014
Investment securities available-for-sale:
State and municipal securities (a)	$22	$—		$—		$1	(c)	$—	$23
Corporate debt securities (a)	1	—		—		—		—	1
Equity and other non-debt securities (a)	136	2	(b)	—		7	(c)	(33)	112
Total investment securities available-for-sale	159	2	(b)	—		8	(c)	(33)	136
Derivative assets:
Warrants	3	7	(d)	1	(d)	—		(7)	4

(a)	Auction-rate securities.

(b)	Realized and unrealized gains and losses due to changes in fair value recorded in "net securities losses" on the consolidated statements of income.

(c)	Recorded in "net unrealized (losses) gains on investment securities available-for-sale" in other comprehensive income.

(d)	Realized and unrealized gains and losses due to changes in fair value recorded in "other noninterest income" on the consolidated statements of income.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Comerica Incorporated and Subsidiaries

ASSETS AND LIABILITIES RECORDED AT FAIR VALUE ON A NONRECURRING BASIS
The Corporation may be required, from time to time, to record certain assets and liabilities at fair value on a nonrecurring basis. These include assets that are recorded at the lower of cost or fair value, and were recognized at fair value since it was less than cost at the end of the period. The following table presents assets recorded at fair value on a nonrecurring basis at December 31, 2015 and 2014. No liabilities were recorded at fair value on a nonrecurring basis at December 31, 2015 and 2014.

(in millions)	Total	Level 2	Level 3
December 31, 2015
Loans held-for-sale:
Commercial	$8	$8	$—
Loans:
Commercial	134	—	134
Commercial mortgage	11	—	11
International	8	—	8
Total loans	153	—	153
Nonmarketable equity securities	1	—	1
Other real estate	2	—	2
Total assets at fair value	$164	$8	$156
December 31, 2014
Loans:
Commercial	$38	$—	$38
Commercial mortgage	26	—	26
Total loans	64	—	64
Nonmarketable equity securities	2	—	2
Other real estate	2	—	2
Total assets at fair value	$68	$—	$68
Level 3 assets recorded at fair value on a nonrecurring basis at December 31, 2015 and 2014 included loans for which a specific allowance was established based on the fair value of collateral and other real estate for which fair value of the properties was less than the cost basis. For both asset classes, the unobservable inputs were the additional adjustments applied by management to the appraised values to reflect such factors as non-current appraisals and revisions to estimated time to sell. These adjustments are determined based on qualitative judgments made by management on a case-by-case basis and are not quantifiable inputs, although they are used in the determination of fair value.
The following table presents quantitative information related to the significant unobservable inputs utilized in the Corporation's Level 3 recurring fair value measurement as of December 31, 2015 and December 31, 2014. The Corporation's Level 3 recurring fair value measurements include auction-rate securities where fair value is determined using an income approach based on a discounted cash flow model. The inputs in the table below reflect management's expectation of continued illiquidity in the secondary auction-rate securities market due to a lack of market activity for the issuers remaining in the portfolio, a lack of market incentives for issuer redemptions, and the expectation for a continuing low interest rate environment. The December 31, 2015 workout periods reflect management's expectation of the pace at which short-term interest rates could rise.

		Discounted Cash Flow Model
		Unobservable Input
	Fair Value (in millions)	Discount Rate	Workout Period (in years)
December 31, 2015
State and municipal securities (a)	$9	3% - 8%	1 - 2
Equity and other non-debt securities (a)	67	4% - 9%	1
December 31, 2014
State and municipal securities (a)	$23	3% - 9%	1 - 3
Equity and other non-debt securities (a)	112	4% - 8%	1 - 2

(a)	Auction-rate securities.

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
The carrying amount and estimated fair value of financial instruments not recorded at fair value in their entirety on a recurring basis on the Corporation’s consolidated balance sheets are as follows:

	Carrying Amount	Estimated Fair Value
(in millions)		Total	Level 1	Level 2	Level 3
December 31, 2015
Assets
Cash and due from banks	$1,157	$1,157	$1,157	$—	$—
Interest-bearing deposits with banks	4,990	4,990	4,990	—	—
Investment securities held-to-maturity	1,981	1,973	—	1,973	—
Loans held-for-sale (a)	21	21	—	21	—
Total loans, net of allowance for loan losses (b)	48,450	48,269	—	—	48,269
Customers’ liability on acceptances outstanding	5	5	5	—	—
Nonmarketable equity securities (c)	10	18	—	—	18
Restricted equity investments	92	92	92	—	—
Liabilities
Demand deposits (noninterest-bearing)	30,839	30,839	—	30,839	—
Interest-bearing deposits	25,462	25,462	—	25,462	—
Customer certificates of deposit	3,552	3,536	—	3,536	—
Total deposits	59,853	59,837	—	59,837	—
Short-term borrowings	23	23	23	—	—
Acceptances outstanding	5	5	5	—	—
Medium- and long-term debt	3,058	3,032	—	3,032	—
Credit-related financial instruments	(83)	(83)	—	—	(83)
December 31, 2014
Assets
Cash and due from banks	$1,026	$1,026	$1,026	$—	$—
Interest-bearing deposits with banks	5,045	5,045	5,045	—	—
Investment securities held-to-maturity	1,935	1,933	—	1,933	—
Loans held-for-sale (a)	5	5	—	5	—
Total loans, net of allowance for loan losses (b)	47,999	47,932	—	—	47,932
Customers’ liability on acceptances outstanding	10	10	10	—	—
Nonmarketable equity securities (c)	11	18	—	—	18
Restricted equity investments	92	92	92	—	—
Liabilities
Demand deposits (noninterest-bearing)	27,224	27,224	—	27,224	—
Interest-bearing deposits	25,841	25,841	—	25,841	—
Customer certificates of deposit	4,421	4,411	—	4,411	—
Total deposits	57,486	57,476	—	57,476	—
Short-term borrowings	116	116	116	—	—
Acceptances outstanding	10	10	10	—	—
Medium- and long-term debt	2,675	2,681	—	2,681	—
Credit-related financial instruments	(85)	(85)	—	—	(85)

(a)	Included $8 million and no impaired loans held-for-sale recorded at fair value on a nonrecurring basis at December 31, 2015 and 2014, respectively.

(b)	Included $153 million and $64 million of impaired loans recorded at fair value on a nonrecurring basis at December 31, 2015 and 2014, respectively.

(c)	Included $1 million and $2 million of nonmarketable equity securities recorded at fair value on a nonrecurring basis at December 31, 2015 and 2014, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Comerica Incorporated and Subsidiaries

NOTE 3 - INVESTMENT SECURITIES
A summary of the Corporation’s investment securities follows:

(in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2015
Investment securities available-for-sale:
U.S. Treasury and other U.S. government agency securities	$2,769	$1	$7	$2,763
Residential mortgage-backed securities (a)	7,513	76	44	7,545
State and municipal securities	9	—	—	9
Corporate debt securities	1	—	—	1
Equity and other non-debt securities	199	2	—	201
Total investment securities available-for-sale (b)	$10,491	$79	$51	$10,519

Investment securities held-to-maturity (c):
Residential mortgage-backed securities (a)	$1,981	$2	$10	$1,973

December 31, 2014
Investment securities available-for-sale:
U.S. Treasury and other U.S. government agency securities	$526	$—	$—	$526
Residential mortgage-backed securities (a)	7,192	122	40	7,274
State and municipal securities	24	—	1	23
Corporate debt securities	51	—	—	51
Equity and other non-debt securities	242	1	1	242
Total investment securities available-for-sale (b)	$8,035	$123	$42	$8,116

Investment securities held-to-maturity (c):
Residential mortgage-backed securities (a)	$1,935	$—	$2	$1,933

(a)	Issued and/or guaranteed by U.S. government agencies or U.S. government-sponsored enterprises.

(b)
Included auction-rate securities at amortized cost and fair value of $76 million and $77 million, respectively, as of December 31, 2015 and $137 million and $136 million, respectively, as of December 31, 2014.

(c)
The amortized cost of investment securities held-to-maturity included net unrealized losses of $15 million at December 31, 2015 and $23 million at December 31, 2014 related to securities transferred from available-for-sale, which are included in accumulated other comprehensive loss.

During the fourth quarter 2014, the Corporation transferred residential mortgage-backed securities with a fair value of approximately $2.0 billion from available-for-sale to held-to-maturity. Accumulated other comprehensive loss included pretax net unrealized losses of $23 million at the date of transfer.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Comerica Incorporated and Subsidiaries

A summary of the Corporation’s investment securities in an unrealized loss position as of December 31, 2015 and 2014 follows:

	Temporarily Impaired
	Less than 12 Months			12 Months or more			Total
(in millions)	Fair Value	Unrealized Losses		Fair Value	Unrealized Losses		Fair Value	Unrealized Losses
December 31, 2015
U.S. Treasury and other U.S. government agency securities	$2,265	$7		$—	$—		$2,265	$7
Residential mortgage-backed securities (a)	2,665	21		1,976	51		4,641	72
State and municipal securities (b)	—	—		9	—	(c)	9	—	(c)
Corporate debt securities (b)	—	—		1	—	(c)	1	—	(c)
Equity and other non-debt securities (b)	14	—	(c)	—	—		14	—	(c)
Total impaired securities	$4,944	$28		$1,986	$51		$6,930	$79
December 31, 2014
U.S. Treasury and other U.S. government agency securities	$298	$—	(c)	$—	$—		$298	$—	(c)
Residential mortgage-backed securities (a)	626	3		3,112	71		3,738	74
State and municipal securities (b)	—	—		22	1		22	1
Corporate debt securities (b)	—	—		1	—	(c)	1	—	(c)
Equity and other non-debt securities (b)	—	—		112	1		112	1
Total impaired securities	$924	$3		$3,247	$73		$4,171	$76

(a)	Issued and/or guaranteed by U.S. government agencies or U.S. government-sponsored enterprises.

(b)	Primarily auction-rate securities.

(c)	Unrealized losses less than $0.5 million.
At December 31, 2015, the Corporation had 179 securities in an unrealized loss position with no credit impairment, including 26 U.S. Treasury securities, 124 residential mortgage-backed securities, 16 state and municipal auction-rate securities, one corporate auction-rate debt security and 12 equity and other non-debt auction-rate preferred securities. As of December 31, 2015, approximately 94 percent of the aggregate par value of auction-rate securities have been redeemed or sold since acquisition, of which approximately 91 percent were redeemed at or above cost. The unrealized losses for these securities resulted from changes in market interest rates and liquidity. The Corporation ultimately expects full collection of the carrying amount of these securities, does not intend to sell the securities in an unrealized loss position, and it is not more-likely-than-not that the Corporation will be required to sell the securities in an unrealized loss position prior to recovery of amortized cost. The Corporation does not consider these securities to be other-than-temporarily impaired at December 31, 2015.
Sales, calls and write-downs of investment securities available-for-sale resulted in the following gains and losses recorded in “net securities losses” on the consolidated statements of income, computed based on the adjusted cost of the specific security.

(in millions)
Years Ended December 31	2015	2014	2013
Securities gains	$—	$2	$1
Securities losses	(2)	(2)	(2)
Net securities losses	$(2)	$—	$(1)
The following table summarizes the amortized cost and fair values of debt securities by contractual maturity. Securities with multiple maturity dates are classified in the period of final maturity. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Comerica Incorporated and Subsidiaries

(in millions)	Available-for-sale		Held-to-maturity
December 31, 2015	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Contractual maturity
Within one year	$10	$10	$—	$—
After one year through five years	2,857	2,851	—	—
After five years through ten years	1,268	1,308	—	—
After ten years	6,157	6,149	1,981	1,973
Subtotal	10,292	10,318	1,981	1,973
Equity and other non-debt securities	199	201	—	—
Total investment securities	$10,491	$10,519	$1,981	$1,973
Included in the contractual maturity distribution in the table above were residential mortgage-backed securities available-for-sale with a total amortized cost and fair value of $7.5 billion, and residential mortgage-backed securities held-to-maturity with a total amortized cost and fair value of $2.0 billion. The actual cash flows of mortgage-backed securities may differ from contractual maturity as the borrowers of the underlying loans may exercise prepayment options.
At December 31, 2015, investment securities with a carrying value of $2.4 billion were pledged where permitted or required by law to secure $1.2 billion of liabilities, primarily public and other deposits of state and local government agencies and derivative instruments.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Comerica Incorporated and Subsidiaries

NOTE 4 – CREDIT QUALITY AND ALLOWANCE FOR CREDIT LOSSES
The following table presents an aging analysis of the recorded balance of loans.

	Loans Past Due and Still Accruing
(in millions)	30-59 Days	60-89 Days	90 Days or More	Total	Nonaccrual Loans	Current Loans	Total Loans
December 31, 2015
Business loans:
Commercial	$46	$12	$13	$71	$238	$31,350	$31,659
Real estate construction:
Commercial Real Estate business line (a)	5	—	—	5	—	1,676	1,681
Other business lines (b)	3	—	—	3	1	316	320
Total real estate construction	8	—	—	8	1	1,992	2,001
Commercial mortgage:
Commercial Real Estate business line (a)	7	—	1	8	16	2,080	2,104
Other business lines (b)	7	5	3	15	44	6,814	6,873
Total commercial mortgage	14	5	4	23	60	8,894	8,977
Lease financing	—	—	—	—	6	718	724
International	2	—	—	2	8	1,358	1,368
Total business loans	70	17	17	104	313	44,312	44,729
Retail loans:
Residential mortgage	26	1	—	27	27	1,816	1,870
Consumer:
Home equity	5	3	—	8	27	1,685	1,720
Other consumer	7	—	—	7	—	758	765
Total consumer	12	3	—	15	27	2,443	2,485
Total retail loans	38	4	—	42	54	4,259	4,355
Total loans	$108	$21	$17	$146	$367	$48,571	$49,084
December 31, 2014
Business loans:
Commercial	$58	$13	$1	$72	$109	$31,339	$31,520
Real estate construction:
Commercial Real Estate business line (a)	3	—	—	3	1	1,602	1,606
Other business lines (b)	12	—	—	12	1	336	349
Total real estate construction	15	—	—	15	2	1,938	1,955
Commercial mortgage:
Commercial Real Estate business line (a)	8	1	1	10	22	1,758	1,790
Other business lines (b)	16	12	2	30	73	6,711	6,814
Total commercial mortgage	24	13	3	40	95	8,469	8,604
Lease financing	—	—	—	—	—	805	805
International	9	—	—	9	—	1,487	1,496
Total business loans	106	26	4	136	206	44,038	44,380
Retail loans:
Residential mortgage	9	2	—	11	36	1,784	1,831
Consumer:
Home equity	5	3	—	8	30	1,620	1,658
Other consumer	12	—	1	13	1	710	724
Total consumer	17	3	1	21	31	2,330	2,382
Total retail loans	26	5	1	32	67	4,114	4,213
Total loans	$132	$31	$5	$168	$273	$48,152	$48,593

(a)	Primarily loans to real estate developers.

(b)	Primarily loans secured by owner-occupied real estate.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Comerica Incorporated and Subsidiaries

The following table presents loans by credit quality indicator, based on internal risk ratings assigned to each business loan at the time of approval and subjected to subsequent reviews, generally at least annually, and to pools of retail loans with similar risk characteristics.

	Internally Assigned Rating
(in millions)	Pass (a)	Special Mention (b)	Substandard (c)	Nonaccrual (d)	Total
December 31, 2015
Business loans:
Commercial	$29,117	$1,293	$1,011	$238	$31,659
Real estate construction:
Commercial Real Estate business line (e)	1,681	—	—	—	1,681
Other business lines (f)	318	1	—	1	320
Total real estate construction	1,999	1	—	1	2,001
Commercial mortgage:
Commercial Real Estate business line (e)	2,031	31	26	16	2,104
Other business lines (f)	6,536	172	121	44	6,873
Total commercial mortgage	8,567	203	147	60	8,977
Lease financing	693	17	8	6	724
International	1,245	59	56	8	1,368
Total business loans	41,621	1,573	1,222	313	44,729
Retail loans:
Residential mortgage	1,828	2	13	27	1,870
Consumer:
Home equity	1,687	1	5	27	1,720
Other consumer	755	3	7	—	765
Total consumer	2,442	4	12	27	2,485
Total retail loans	4,270	6	25	54	4,355
Total loans	$45,891	$1,579	$1,247	$367	$49,084
December 31, 2014
Business loans:
Commercial	$30,310	$560	$541	$109	$31,520
Real estate construction:
Commercial Real Estate business line (e)	1,594	11	—	1	1,606
Other business lines (f)	336	7	5	1	349
Total real estate construction	1,930	18	5	2	1,955
Commercial mortgage:
Commercial Real Estate business line (e)	1,652	69	47	22	1,790
Other business lines (f)	6,434	138	169	73	6,814
Total commercial mortgage	8,086	207	216	95	8,604
Lease financing	778	26	1	—	805
International	1,468	15	13	—	1,496
Total business loans	42,572	826	776	206	44,380
Retail loans:
Residential mortgage	1,790	2	3	36	1,831
Consumer:
Home equity	1,620	—	8	30	1,658
Other consumer	718	3	2	1	724
Total consumer	2,338	3	10	31	2,382
Total retail loans	4,128	5	13	67	4,213
Total loans	$46,700	$831	$789	$273	$48,593

(a)	Includes all loans not included in the categories of special mention, substandard or nonaccrual.

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

(e)	Primarily loans to real estate developers.

(f)	Primarily loans secured by owner-occupied real estate.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Comerica Incorporated and Subsidiaries

The following table summarizes nonperforming assets.

(in millions)	December 31, 2015	December 31, 2014
Nonaccrual loans	$367	$273
Reduced-rate loans (a)	12	17
Total nonperforming loans	379	290
Foreclosed property	12	10
Total nonperforming assets	$391	$300

(a)	There were no reduced-rate business loans at both December 31, 2015 and at December 31, 2014. Reduced-rate retail loans totaled $12 million and $17 million at December 31, 2015 and 2014, respectively.
Nonaccrual loans included retail loans secured by residential real estate properties in process of foreclosure of $1 million at December 31, 2015.
Allowance for Credit Losses
The following table details the changes in the allowance for loan losses and related loan amounts.

	2015			2014			2013
(in millions)	Business Loans	Retail Loans	Total	Business Loans	Retail Loans	Total	Business Loans	Retail Loans	Total

Years Ended December 31
Allowance for loan losses:
Balance at beginning of period	$534	$60	$594	$531	$67	$598	$552	$77	$629
Loan charge-offs	(157)	(11)	(168)	(87)	(15)	(102)	(130)	(23)	(153)
Recoveries on loans previously charged-off	55	13	68	68	9	77	70	10	80
Net loan (charge-offs) recoveries	(102)	2	(100)	(19)	(6)	(25)	(60)	(13)	(73)
Provision for loan losses	149	(7)	142	23	(1)	22	39	3	42
Foreign currency translation adjustment	(2)	—	(2)	(1)	—	(1)	—	—	—
Balance at end of period	$579	$55	$634	$534	$60	$594	$531	$67	$598

As a percentage of total loans	1.30%	1.26%	1.29%	1.20%	1.43%	1.22%	1.28%	1.70%	1.32%

December 31
Allowance for loan losses:
Individually evaluated for impairment	$53	$—	$53	$39	$—	$39	$57	$—	$57
Collectively evaluated for impairment	526	55	581	495	60	555	474	67	541
Total allowance for loan losses	$579	$55	$634	$534	$60	$594	$531	$67	$598
Loans:
Individually evaluated for impairment	$393	$31	$424	$177	$42	$219	$223	$51	$274
Collectively evaluated for impairment	44,336	4,323	48,659	44,203	4,169	48,372	41,311	3,880	45,191
PCI loans (a)	—	1	1	—	2	2	2	3	5
Total loans evaluated for impairment	$44,729	$4,355	$49,084	$44,380	$4,213	$48,593	$41,536	$3,934	$45,470
(a)    No allowance for loan losses was required for PCI loans at December 31, 2015, 2014 and 2013.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Comerica Incorporated and Subsidiaries

Changes in the allowance for credit losses on lending-related commitments, included in "accrued expenses and other liabilities" on the consolidated balance sheets, are summarized in the following table.

(in millions)
Years Ended December 31	2015	2014	2013
Balance at beginning of period	$41	$36	$32
Charge-offs on lending-related commitments (a)	(1)	—	—
Provision for credit losses on lending-related commitments	5	5	4
Balance at end of period	$45	$41	$36
(a)    Charge-offs result from the sale of unfunded lending-related commitments.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Comerica Incorporated and Subsidiaries

Individually Evaluated Impaired Loans
The following table presents additional information regarding individually evaluated impaired loans.

	Recorded Investment In:
(in millions)	Impaired Loans with No Related Allowance	Impaired Loans with Related Allowance	Total Impaired Loans	Unpaid Principal Balance	Related Allowance for Loan Losses
December 31, 2015
Business loans:
Commercial	$82	$252	$334	$549	$45
Commercial mortgage:
Commercial Real Estate business line (a)	7	8	15	38	1
Other business lines (b)	2	32	34	55	5
Total commercial mortgage	9	40	49	93	6
International	—	10	10	17	2
Total business loans	91	302	393	659	53
Retail loans:
Residential mortgage	13	—	13	13	—
Consumer:
Home equity	12	—	12	16	—
Other consumer	6	—	6	10	—
Total consumer	18	—	18	26	—
Total retail loans (c)	31	—	31	39	—
Total individually evaluated impaired loans	$122	$302	$424	$698	$53
December 31, 2014
Business loans:
Commercial	$7	$103	$110	$148	$29
Real estate construction:
Other business lines (b)	—	1	1	1	—
Commercial mortgage:
Commercial Real Estate business line (a)	—	19	19	41	8
Other business lines (b)	4	43	47	63	2
Total commercial mortgage	4	62	66	104	10
Total business loans	11	166	177	253	39
Retail loans:
Residential mortgage	25	—	25	28	—
Consumer:
Home equity	12	—	12	16	—
Other consumer	5	—	5	7	—
Total consumer	17	—	17	23	—
Total retail loans (c)	42	—	42	51	—
Total individually evaluated impaired loans	$53	$166	$219	$304	$39

(a)	Primarily loans to real estate developers.

(b)	Primarily loans secured by owner-occupied real estate.

(c)	Individually evaluated retail loans had no related allowance for loan losses, primarily due to policy which results in direct write-downs of restructured retail loans.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Comerica Incorporated and Subsidiaries

The following table presents information regarding average individually evaluated impaired loans and the related interest recognized. Interest income recognized for the period primarily related to reduced-rate loans.

	Individually Evaluated Impaired Loans
	2015		2014		2013
(in millions)	Average Balance for the Period	Interest Income Recognized for the Period	Average Balance for the Period	Interest Income Recognized for the Period	Average Balance for the Period	Interest Income Recognized for the Period
Years Ended December 31
Business loans:
Commercial	$206	$5	$77	$2	$99	$2
Real estate construction:
Commercial Real Estate business line (a)	—	—	14	—	25	—
Commercial mortgage:
Commercial Real Estate business line (a)	16	—	48	—	81	—
Other business lines (b)	39	1	64	2	105	3
Total commercial mortgage	55	1	112	2	186	3
International	6	—	2	—	1	—
Total business loans	267	6	205	4	311	5
Retail loans:
Residential mortgage	21	—	30	—	35	—
Consumer:
Home equity	12	—	12	—	8	—
Other consumer	6	—	4	—	4	—
Total consumer	18	—	16	—	12	—
Total retail loans	39	—	46	—	47	—
Total individually evaluated impaired loans	$306	$6	$251	$4	$358	$5

(a)	Primarily loans to real estate developers.

(b)	Primarily loans secured by owner-occupied real estate.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Comerica Incorporated and Subsidiaries

Troubled Debt Restructurings
The following tables detail the recorded balance at December 31, 2015 and 2014 of loans considered to be TDRs that were restructured during the years ended December 31, 2015 and 2014, by type of modification. In cases of loans with more than one type of modification, the loans were categorized based on the most significant modification.

	2015				2014
	Type of Modification				Type of Modification
(in millions)	Principal Deferrals (a)		Interest Rate Reductions	Total Modifications	Principal Deferrals (a)		Interest Rate Reductions	Total Modifications
Years Ended December 31
Business loans:
Commercial	$160		$—	$160	$22		$—	$22
Commercial mortgage:
Commercial Real Estate business line (b)	8		—	8	—		—	—
Other business lines (c)	6		—	6	6		—	6
Total commercial mortgage	14		—	14	6		—	6
International	2		—	2	—		—	—
Total business loans	176		—	176	28		—	28
Retail loans:
Residential mortgage	—		—	—	1	(d)	—	1
Consumer:
Home equity	1	(d)	2	3	1	(d)	3	4
Other consumer	—		—	—	1	(d)	—	1
Total consumer	1		2	3	2		3	5
Total retail loans	1		2	3	3		3	6
Total loans	$177		$2	$179	$31		$3	$34

(a)	Primarily represents loan balances where terms were extended 90 days or more at or above contractual interest rates.

(b)	Primarily loans to real estate developers.

(c)	Primarily loans secured by owner-occupied real estate.

(d)	Includes bankruptcy loans for which the court has discharged the borrower's obligation and the borrower has not reaffirmed the debt.
At December 31, 2015 and 2014, commitments to lend additional funds to borrowers whose terms have been modified in TDRs totaled $6 million and $3 million, respectively.
The majority of the modifications considered to be TDRs that occurred during the years ended December 31, 2015 and 2014 were principal deferrals. The Corporation charges interest on principal balances outstanding during deferral periods. Additionally, none of the modifications involved forgiveness of principal. As a result, the current and future financial effects of the recorded balance of loans considered to be TDRs that were restructured during the years ended December 31, 2015 and 2014 were insignificant.
On an ongoing basis, the Corporation monitors the performance of modified loans to their restructured terms. In the event of a subsequent default, the allowance for loan losses continues to be reassessed on the basis of an individual evaluation of the loan.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Comerica Incorporated and Subsidiaries

The following table presents information regarding the recorded balance at December 31, 2015 and 2014 of loans modified by principal deferral during the years ended December 31, 2015 and 2014, and those principal deferrals which experienced a subsequent default during the same periods. For principal deferrals, incremental deterioration in the credit quality of the loan, represented by a downgrade in the risk rating of the loan, for example, due to missed interest payments or a reduction of collateral value, is considered a subsequent default.

	2015			2014
(in millions)	Balance at December 31		Subsequent Default in the Year Ended December 31	Balance at December 31		Subsequent Default in the Year Ended December 31
Principal deferrals:
Business loans:
Commercial	$160		$16	$22		$1
Commercial mortgage:
Commercial Real Estate business line (a)	8		1	—		—
Other business lines (b)	6		1	6		2
Total commercial mortgage	14		2	6		2
International	2		—	—		—
Total business loans	176		18	28		3
Retail loans:
Residential mortgage	—		—	1	(c)	—
Consumer:
Home equity	1	(c)	—	1	(c)	—
Other consumer	—		—	1	(c)	—
Total consumer	1		—	2		—
Total retail loans	1		—	3		—
Total principal deferrals	$177		$18	$31		$3

(a)	Primarily loans to real estate developers.

(b)	Primarily loans secured by owner-occupied real estate.

(c)	Includes bankruptcy loans for which the court has discharged the borrower's obligation and the borrower has not reaffirmed the debt.
During the years ended December 31, 2015 and 2014, loans with a carrying value of $2 million and $3 million at December 31, 2015 and 2014, respectively, were modified by interest rate reduction. For reduced-rate loans , a subsequent payment default is defined in terms of delinquency, when a principal or interest payment is 90 days past due. There were no subsequent payment defaults of reduced rate loans during the years ended December 31, 2015 and 2014.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Comerica Incorporated and Subsidiaries

(in millions)
December 31	2015	2014
Automotive loans:
Production	$1,266	$1,236
Dealer	6,573	6,431
Total automotive loans	$7,839	$7,667
Total automotive exposure:
Production	$2,452	$2,408
Dealer	8,209	7,763
Total automotive exposure	$10,661	$10,171
Further, the Corporation’s portfolio of commercial real estate loans, which includes real estate construction and commercial mortgage loans, was as follows.

(in millions)
December 31	2015	2014
Real estate construction loans:
Commercial Real Estate business line (a)	$1,681	$1,606
Other business lines (b)	320	349
Total real estate construction loans	2,001	1,955
Commercial mortgage loans:
Commercial Real Estate business line (a)	2,104	1,790
Other business lines (b)	6,873	6,814
Total commercial mortgage loans	8,977	8,604
Total commercial real estate loans	$10,978	$10,559
Total unused commitments on commercial real estate loans	$3,063	$2,335

(a)	Primarily loans to real estate developers.

(b)	Primarily loans secured by owner-occupied real estate.
NOTE 6 - PREMISES AND EQUIPMENT
A summary of premises and equipment by major category follows:

(in millions)
December 31	2015	2014
Land	$87	$88
Buildings and improvements	862	808
Furniture and equipment	490	508
Total cost	1,439	1,404
Less: Accumulated depreciation and amortization	(889)	(872)
Net book value	$550	$532
The Corporation conducts a portion of its business from leased facilities and leases certain equipment. Rental expense for leased properties and equipment amounted to $79 million, $89 million and $78 million in 2015, 2014 and 2013, respectively. Rental expense in 2014 included approximately $10 million of lease termination charges. As of December 31, 2015, future minimum rental payments under operating leases were as follows:

(in millions)
Years Ending December 31
2016	$73
2017	70
2018	62
2019	53
2020	44
Thereafter	154
Total	$456

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Comerica Incorporated and Subsidiaries

NOTE 7 - GOODWILL AND CORE DEPOSIT INTANGIBLES
The following table summarizes the carrying value of goodwill for the years ended December 31, 2015, 2014 and 2013.

(in millions)
December 31	2015	2014	2013
Business Bank	$380	$380	$380
Retail Bank	194	194	194
Wealth Management	61	61	61
Total	$635	$635	$635
The Corporation performs its annual evaluation of goodwill impairment in the third quarter of each year and on an interim basis if events or changes in circumstances between annual tests indicate goodwill might be impaired. In 2015 and 2014, the annual test of goodwill impairment was performed as of the beginning of the third quarter. At the conclusion of the first step of the annual and interim goodwill impairment tests performed in 2015 and 2014 the estimated fair values of all reporting units exceeded their carrying amounts, including goodwill, indicating that goodwill was not impaired. There have been no events since the annual test performed in the third quarter 2015 that would indicate that it was more likely than not that goodwill had become impaired.
A summary of core deposit intangible carrying value and related accumulated amortization follows:

(in millions)
December 31	2015	2014
Gross carrying amount	$34	$34
Accumulated amortization	(24)	(21)
Net carrying amount	$10	$13
The Corporation recorded amortization expense related to the core deposit intangible of $3 million for both the years ended December 31, 2015 and 2014. At December 31, 2015, estimated future amortization expense was as follows:

(in millions)
Years Ending December 31
2016	$2
2017	2
2018	2
2019	2
2020	1
Thereafter	1
Total	$10
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
Credit risk is the possible loss that may occur in the event of nonperformance by the counterparty to a financial instrument. The Corporation attempts to minimize credit risk arising from customer-initiated derivatives by evaluating the creditworthiness of each customer, adhering to the same credit approval process used for traditional lending activities and obtaining collateral as

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Comerica Incorporated and Subsidiaries

deemed necessary. Derivatives with dealer counterparties are either cleared through a clearinghouse or settled directly with a single counterparty. For derivatives settled directly with dealer counterparties, the Corporation utilizes counterparty risk limits and monitoring procedures as well as master netting arrangements and bilateral collateral agreements to facilitate the management of credit risk. Master netting arrangements effectively reduce credit risk by permitting settlement of positive and negative positions and offset cash collateral held with the same counterparty on a net basis. Bilateral collateral agreements require daily exchange of cash or highly rated securities issued by the U.S. Treasury or other U.S. government entities to collateralize amounts due to either party beyond certain risk limits. At December 31, 2015, counterparties with bilateral collateral agreements had pledged $139 million of marketable investment securities and deposited $354 million of cash with the Corporation to secure the fair value of contracts in an unrealized gain position, and the Corporation had pledged $3 million of investment securities and posted $3 million of cash as collateral for contracts in an unrealized loss position. For those counterparties not covered under bilateral collateral agreements, collateral is obtained, if deemed necessary, based on the results of management’s credit evaluation of the counterparty. Collateral varies, but may include cash, investment securities, accounts receivable, equipment or real estate. Included in the fair value of derivative instruments are credit valuation adjustments reflecting counterparty credit risk. These adjustments are determined by applying a credit spread for the counterparty or the Corporation, as appropriate, to the total expected exposure of the derivative.
The aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a liability position on December 31, 2015 was $2 million, for which the Corporation had pledged collateral of $1 million in the normal course of business. The credit-risk-related contingent features require the Corporation’s debt to maintain an investment grade credit rating from each of the major credit rating agencies. If the Corporation’s debt were to fall below investment grade, the counterparties to the derivative instruments could require additional overnight collateral on derivative instruments in net liability positions. If the credit-risk-related contingent features underlying these agreements had been triggered on December 31, 2015, the Corporation would have been required to assign an additional $1 million of collateral to its counterparties.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Comerica Incorporated and Subsidiaries

The following table presents the composition of the Corporation’s derivative instruments held or issued for risk management purposes or in connection with customer-initiated and other activities at December 31, 2015 and 2014. The table excludes commitments and warrants accounted for as derivatives.

	December 31, 2015			December 31, 2014
		Fair Value			Fair Value
(in millions)	Notional/ Contract Amount (a)	Gross Derivative Assets	Gross Derivative Liabilities	Notional/ Contract Amount (a)	Gross Derivative Assets	Gross Derivative Liabilities
Risk management purposes
Derivatives designated as hedging instruments
Interest rate contracts:
Swaps - fair value - receive fixed/pay floating	$2,525	$147	$—	$1,800	$175	$—
Derivatives used as economic hedges
Foreign exchange contracts:
Spot, forwards and swaps	593	3	—	508	4	—
Total risk management purposes	3,118	150	—	2,308	179	—
Customer-initiated and other activities
Interest rate contracts:
Caps and floors written	253	—	—	274	—	—
Caps and floors purchased	253	—	—	274	—	—
Swaps	11,722	139	92	11,780	153	102
Total interest rate contracts	12,228	139	92	12,328	153	102
Energy contracts:
Caps and floors written	536	—	85	1,218	—	173
Caps and floors purchased	536	85	—	1,218	173	—
Swaps	2,055	390	387	2,496	354	352
Total energy contracts	3,127	475	472	4,932	527	525
Foreign exchange contracts:
Spot, forwards, options and swaps	2,291	54	46	1,994	35	34
Total customer-initiated and other activities	17,646	668	610	19,254	715	661
Total gross derivatives	$20,764	818	610	$21,562	894	661
Amounts offset in the consolidated balance sheets:
Netting adjustment - Offsetting derivative assets/liabilities		(127)	(127)		(133)	(133)
Netting adjustment - Cash collateral received/posted		(291)	(3)		(262)	—
Net derivatives included in the consolidated balance sheets (b)		400	480		499	528
Amounts not offset in the consolidated balance sheets:
Marketable securities received/pledged under bilateral collateral agreements		(137)	(3)		(239)	(2)
Net derivatives after deducting amounts not offset in the consolidated balance sheets		$263	$477		$260	$526

(a)
Notional or contractual amounts, which represent the extent of involvement in the derivatives market, are used to determine the contractual cash flows required in accordance with the terms of the agreement. These amounts are typically not exchanged, significantly exceed amounts subject to credit or market risk and are not reflected in the consolidated balance sheets.

(b)
Net derivative assets are included in “accrued income and other assets” and net derivative liabilities are included in “accrued expenses and other liabilities” on the consolidated balance sheets. Included in the fair value of net derivative assets and net derivative liabilities are credit valuation adjustments reflecting counterparty credit risk and credit risk of the Corporation. The fair value of net derivative assets included credit valuation adjustments for counterparty credit risk of $5 million at December 31, 2015 and $2 million at December 31, 2014.

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
The Corporation entered into interest rate swap agreements related to medium- and long-term debt for interest rate risk management purposes. These interest rate swap agreements effectively modify the Corporation’s exposure to interest rate risk by converting fixed-rate debt to a floating rate. These agreements involve the receipt of fixed-rate interest amounts in exchange for floating-rate interest payments over the life of the agreement, without an exchange of the underlying principal amount. Risk management fair value interest rate swaps generated net interest income of $70 million and $72 million for the years ended December 31, 2015 and 2014, respectively. The Corporation recognized $1 million of gain for the year ended December 31, 2015 and an insignificant amount of gain for the year ended December 31, 2014 in "other noninterest income" in the consolidated statements of income for the ineffective portion of risk management derivative instruments designated as fair value hedges of fixed-rate debt.
Foreign exchange rate risk arises from changes in the value of certain assets and liabilities denominated in foreign currencies. The Corporation employs spot and forward contracts in addition to swap contracts to manage exposure to these and other risks. The Corporation recognized an insignificant amount of net losses for each of the years ended December 31, 2015 and December 31, 2014 on risk management derivative instruments used as economic hedges in "other noninterest income" in the consolidated statements of income.
 The following table summarizes the expected weighted average remaining maturity of the notional amount of risk management interest rate swaps and the weighted average interest rates associated with amounts expected to be received or paid on interest rate swap agreements as of December 31, 2015 and 2014.

		Weighted Average
(dollar amounts in millions)	Notional Amount	Remaining Maturity (in years)	Receive Rate	Pay Rate (a)
December 31, 2015
Swaps - fair value - receive fixed/pay floating rate
Medium- and long-term debt designation	$2,525	5.1	3.89%	1.11%
December 31, 2014
Swaps - fair value - receive fixed/pay floating rate
Medium- and long-term debt designation	1,800	4.6	4.54	0.49

(a)	Variable rates paid on receive fixed swaps are based on six-month LIBOR rates in effect at December 31, 2015 and 2014.
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
For customer-initiated foreign exchange contracts where offsetting positions have not been taken, the Corporation manages the remaining inherent market risk through individual foreign currency position limits and aggregate value-at-risk limits. These limits are established annually and reviewed quarterly. For those customer-initiated derivative contracts which were not offset or where the Corporation holds a speculative position within the limits described above, the Corporation recognized $1 million of net gains in “other noninterest income” in the consolidated statements of income for each of the years ended December 31, 2015 and 2014.

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

(in millions)
Years Ended December 31	Location of Gain	2015	2014
Interest rate contracts	Other noninterest income	$16	$20
Energy contracts	Other noninterest income	2	2
Foreign exchange contracts	Foreign exchange income	37	38
Total		$55	$60
Credit-Related Financial Instruments
The Corporation issues off-balance sheet financial instruments in connection with commercial and consumer lending activities. The Corporation’s credit risk associated with these instruments is represented by the contractual amounts indicated in the following table.

(in millions)
December 31	2015	2014
Unused commitments to extend credit:
Commercial and other	$26,115	$27,905
Bankcard, revolving check credit and home equity loan commitments	2,414	2,151
Total unused commitments to extend credit	$28,529	$30,056
Standby letters of credit	$3,985	$3,880
Commercial letters of credit	41	75
The Corporation maintains an allowance to cover probable credit losses inherent in lending-related commitments, including unused commitments to extend credit, letters of credit and financial guarantees. At December 31, 2015 and 2014, the allowance for credit losses on lending-related commitments, included in “accrued expenses and other liabilities” on the consolidated balance sheets, was $45 million and $41 million, respectively.
Unused Commitments to Extend Credit
Commitments to extend credit are legally binding agreements to lend to a customer, provided there is no violation of any condition established in the contract. These commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many commitments expire without being drawn upon, the total contractual amount of commitments does not necessarily represent future cash requirements of the Corporation. Commercial and other unused commitments are primarily variable rate commitments. The allowance for credit losses on lending-related commitments included $33 million and $30 million at December 31, 2015 and 2014, respectively, for probable credit losses inherent in the Corporation’s unused commitments to extend credit.
Standby and Commercial Letters of Credit
Standby letters of credit represent conditional obligations of the Corporation which guarantee the performance of a customer to a third party. Standby letters of credit are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing and similar transactions. Commercial letters of credit are issued to finance foreign or domestic trade transactions. These contracts expire in decreasing amounts through the year 2022. The Corporation may enter into participation arrangements with third parties that effectively reduce the maximum amount of future payments which may be required under standby and commercial letters of credit. These risk participations covered $287 million and $316 million at December 31, 2015 and 2014, respectively, of the $4.0 billion of standby and commercial letters of credit outstanding at both December 31, 2015 and 2014.
The carrying value of the Corporation’s standby and commercial letters of credit, included in “accrued expenses and other liabilities” on the consolidated balance sheets, totaled $49 million at December 31, 2015, including $37 million in deferred fees and $12 million in the allowance for credit losses on lending-related commitments. At December 31, 2014, the comparable amounts were $55 million, $44 million and $11 million, respectively.
The following table presents a summary of criticized standby and commercial letters of credit at December 31, 2015 and December 31, 2014. The Corporation's criticized list is consistent with the Special mention, Substandard and Doubtful categories defined by regulatory authorities. The Corporation manages credit risk through underwriting, periodically reviewing and approving its credit exposures using Board committee approved credit policies and guidelines.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Comerica Incorporated and Subsidiaries

(dollar amounts in millions)	December 31, 2015	December 31, 2014
Total criticized standby and commercial letters of credit	$110	$79
As a percentage of total outstanding standby and commercial letters of credit	2.7%	2.0%
Other Credit-Related Financial Instruments
The Corporation enters into credit risk participation agreements, under which the Corporation assumes credit exposure associated with a borrower’s performance related to certain interest rate derivative contracts. The Corporation is not a party to the interest rate derivative contracts and only enters into these credit risk participation agreements in instances in which the Corporation is also a party to the related loan participation agreement for such borrowers. The Corporation manages its credit risk on the credit risk participation agreements by monitoring the creditworthiness of the borrowers, which is based on the normal credit review process had it entered into the derivative instruments directly with the borrower. The notional amount of such credit risk participation agreement reflects the pro-rata share of the derivative instrument, consistent with its share of the related participated loan. As of December 31, 2015 and 2014, the total notional amount of the credit risk participation agreements was approximately $559 million and $598 million, respectively, and the fair value, included in customer-initiated interest rate contracts recorded in "accrued expenses and other liabilities" on the consolidated balance sheets, was insignificant for each period. The maximum estimated exposure to these agreements, as measured by projecting a maximum value of the guaranteed derivative instruments, assuming 100 percent default by all obligors on the maximum values, was approximately $5 million and $7 million at December 31, 2015 and 2014, respectively. In the event of default, the lead bank has the ability to liquidate the assets of the borrower, in which case the lead bank would be required to return a percentage of the recouped assets to the participating banks. As of December 31, 2015, the weighted average remaining maturity of outstanding credit risk participation agreements was 2.4 years.
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
The Corporation accounts for its interests in LIHTC entities using the proportional amortization method. Exposure to loss as a result of the Corporation’s involvement with LIHTC entities at December 31, 2015 was limited to approximately $405 million. Ownership interests in other community development projects which generate similar tax credits to investors (other tax credit entities) are accounted for under either the cost or equity method. Exposure to loss as a result of the Corporation's involvement in other tax credit entities at December 31, 2015 was limited to approximately $10 million.
Investment balances, including all legally binding commitments to fund future investments, are included in “accrued income and other assets” on the consolidated balance sheets. A liability is recognized in “accrued expenses and other liabilities” on the consolidated balance sheets for all legally binding unfunded commitments to fund tax credit entities ($143 million at December 31, 2015). Amortization and other write-downs of LIHTC investments are presented on a net basis as a component of the "provision for income taxes" on the consolidated statements of income, while amortization and write-downs of other tax credit investments are recorded in “other noninterest income." The income tax credits and deductions are recorded as a reduction of income tax expense and a reduction of federal income taxes payable.
The Corporation provided no financial or other support that was not contractually required to any of the above VIEs during the years ended December 31, 2015, 2014 and 2013.
The following table summarizes the impact of these tax credit entities on line items on the Corporation’s consolidated statements of income.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Comerica Incorporated and Subsidiaries

(in millions)
Years Ended December 31	2015	2014	2013
Other noninterest income:
Amortization of other tax credit investments	$1	$(5)	$(1)
Provision for income taxes:
Amortization of LIHTC Investments	62	60	56
Low income housing tax credits	(61)	(59)	(56)
Other tax benefits related to tax credit entities	(22)	(28)	(21)
Total provision for income taxes	$(21)	$(27)	$(21)
For further information on the Corporation’s consolidation policy, see Note 1.
NOTE 10 - DEPOSITS
At December 31, 2015, the scheduled maturities of certificates of deposit and other deposits with a stated maturity were as follows:

(in millions)
Years Ending December 31
2016	$2,792
2017	503
2018	132
2019	83
2020	51
Thereafter	23
Total	$3,584
A maturity distribution of domestic certificates of deposit of $100,000 and over follows:

(in millions)
December 31	2015	2014
Three months or less	$532	$822
Over three months to six months	385	456
Over six months to twelve months	659	733
Over twelve months	537	795
Total	$2,113	$2,806
The aggregate amount of domestic certificates of deposit that meet or exceed the current FDIC insurance limit of $250,000 was $1.4 billion and $2.0 billion at December 31, 2015 and 2014, respectively. All foreign office time deposits of $32 million and $135 million at December 31, 2015 and 2014, respectively, were in denominations of $250,000 or more.
NOTE 11 - SHORT-TERM BORROWINGS
Federal funds purchased and securities sold under agreements to repurchase generally mature within one to four days from the transaction date. Other short-term borrowings, which may consist of borrowed securities and short-term notes, generally mature within one to 120 days from the transaction date.
At December 31, 2015, Comerica Bank (the Bank), a subsidiary of the Corporation, had pledged loans totaling $24 billion which provided for up to $18 billion of available collateralized borrowing with the FRB.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Comerica Incorporated and Subsidiaries

The following table provides a summary of short-term borrowings.

(dollar amounts in millions)	Federal Funds Purchased and Securities Sold Under Agreements to Repurchase
December 31, 2015
Amount outstanding at year-end	$23
Weighted average interest rate at year-end	0.38%
Maximum month-end balance during the year	$109
Average balance outstanding during the year	93
Weighted average interest rate during the year	0.05%
December 31, 2014
Amount outstanding at year-end	$116
Weighted average interest rate at year-end	0.04%
Maximum month-end balance during the year	$238
Average balance outstanding during the year	200
Weighted average interest rate during the year	0.04%
December 31, 2013
Amount outstanding at year-end	$253
Weighted average interest rate at year-end	0.05%
Maximum month-end balance during the year	$277
Average balance outstanding during the year	211
Weighted average interest rate during the year	0.07%
NOTE 12 - MEDIUM- AND LONG-TERM DEBT
Medium- and long-term debt is summarized as follows:

(in millions)
December 31	2015	2014
Parent company
Subordinated notes:
4.80% subordinated notes due 2015 (a)	$—	$304
3.80% subordinated notes due 2026 (a)	259	257
Medium-term notes:
3.00% notes due 2015	—	300
2.125% notes due 2019 (a)	349	347
Total parent company	608	1,208
Subsidiaries
Subordinated notes:
5.75% subordinated notes due 2016 (a) (b)	659	670
5.20% subordinated notes due 2017 (a)	530	548
4.00% subordinated notes due 2025 (a)	351	—
7.875% subordinated notes due 2026 (a)	223	227
Total subordinated notes	1,763	1,445
Medium-term notes:
2.50% notes due 2020 (a)	671	—
Other notes:
6.0% - 6.4% fixed-rate notes due 2015 to 2020	16	22
Total subsidiaries	2,450	1,467
Total medium- and long-term debt	$3,058	$2,675

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Comerica Incorporated and Subsidiaries

In 2015, the Corporation early adopted accounting guidance that amended the presentation of debt issuance costs in the balance sheet as a direct deduction from the carrying amount of the related debt liability rather than as a deferred charge. The new guidance was retrospectively applied, which resulted in a decrease of $4 million to both "accrued income and other assets" and "medium- and long-term debt" on the consolidated balance sheets as of December 31, 2014. At December 31, 2015, unamortized debt issuance costs deducted from the carrying amount of medium- and long-term debt totaled $8 million.
The Bank is a member of the FHLB, which provides short- and long-term funding to its members through advances collateralized by real-estate related assets. Actual borrowing capacity is contingent upon the amount of collateral available to be pledged to the FHLB. At December 31, 2015, $14 billion of real estate-related loans were pledged to the FHLB as blanket collateral for potential future borrowings of approximately $6 billion.
At December 31, 2015, the principal maturities of medium- and long-term debt were as follows:

(in millions)
Years Ending December 31
2016	$650
2017	500
2018	2
2019	357
2020	682
Thereafter	750
Total	$2,941
NOTE 13 - SHAREHOLDERS’ EQUITY
The Federal Reserve completed its 2015 Comprehensive Capital Analysis and Review (CCAR) of the Corporation's 2015-2016 capital plan in March 2015 and did not object to the capital distributions contemplated in the plan. The capital plan provides for up to $393 million of equity repurchases for the five-quarter period ending June 30, 2016. During the year ended December 31, 2015, the Corporation had repurchased $242 million under the equity repurchase program.
Repurchases of common stock under the equity repurchase program authorized in 2010 by the Board of Directors of the Corporation totaled 5.1 million shares at an average price paid of $45.65 per share in 2015, 5.2 million shares at an average price paid of $47.91 per share in 2014 and 7.4 million shares at an average price paid of $38.63 per share in 2013. The Corporation also repurchased 500 thousand warrants at an average price paid of $20.70 in 2015. There is no expiration date for the Corporation's equity repurchase program.
At December 31, 2015, the Corporation had 9.5 million warrants outstanding to purchase 8.5 million common shares at a weighted-average exercise price of $29.43. Outstanding warrants were exercisable at the date of grant and expire in 2018. Approximately 934 thousand and 361 thousand shares of common stock were issued upon exercise of warrants in 2015 and 2014, respectively. There were no warrant exercises in 2013.
At December 31, 2015, the Corporation had 8.5 million shares of common stock reserved for warrant exercises, 12.7 million shares of common stock reserved for stock option exercises and restricted stock unit vesting and 1.9 million shares of restricted stock outstanding to employees and directors under share-based compensation plans.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Comerica Incorporated and Subsidiaries

NOTE 14 - ACCUMULATED OTHER COMPREHENSIVE LOSS
The following table presents a reconciliation of the changes in the components of accumulated other comprehensive loss and details the components of other comprehensive income (loss) for the years ended December 31, 2015, 2014 and 2013, including the amount of income tax expense (benefit) allocated to each component of other comprehensive income (loss).

(in millions)
Years Ended December 31	2015	2014	2013
Accumulated net unrealized gains (losses) on investment securities:
Balance at beginning of period, net of tax	$37	$(68)	$150

Net unrealized holding (losses) gains arising during the period	(55)	166	(343)
Less: (Benefit) provision for income taxes	(21)	60	(126)
Net unrealized holding (losses) gains arising during the period, net of tax	(34)	106	(217)
Less:
Net realized (losses) gains included in net securities (losses) gains	(2)	1	1
Less: Benefit for income taxes	(1)	—	—
Reclassification adjustment for net securities (losses) gains included in net income, net of tax	(1)	1	1
Less:
Net losses realized as a yield adjustment in interest on investment securities	(8)	—	—
Less: Benefit for income taxes	(3)	—	—
Reclassification adjustment for net losses realized as a yield adjustment included in net income, net of tax	(5)	—	—
Change in net unrealized (losses) gains on investment securities, net of tax	(28)	105	(218)
Balance at end of period, net of tax	$9	$37	$(68)

Accumulated defined benefit pension and other postretirement plans adjustment:
Balance at beginning of period, net of tax	$(449)	$(323)	$(563)

Actuarial (loss) gain arising during the period	(57)	(240)	286
Prior service credit arising during the period	3	—	—
Net defined benefit pension and other postretirement adjustment arising during the period	(54)	(240)	286
Less: (Benefit) provision for income taxes	(19)	(87)	103
Net defined benefit pension and other postretirement adjustment arising during the period, net of tax	(35)	(153)	183
Amounts recognized in salaries and benefits expense:
Amortization of actuarial net loss	70	39	89
Amortization of prior service cost	1	3	2
Total amounts recognized in salaries and benefits expense	71	42	91
Less: Benefit for income taxes	25	15	34
Adjustment for amounts recognized as components of net periodic benefit cost during the period, net of tax	46	27	57
Change in defined benefit pension and other postretirement plans adjustment, net of tax	11	(126)	240
Balance at end of period, net of tax	$(438)	$(449)	$(323)
Total accumulated other comprehensive loss at end of period, net of tax	$(429)	$(412)	$(391)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Comerica Incorporated and Subsidiaries

NOTE 15 - NET INCOME PER COMMON SHARE
Basic and diluted net income per common share are presented in the following table.

(in millions, except per share data)
Years Ended December 31	2015	2014	2013
Basic and diluted
Net income	$521	$593	$541
Less income allocated to participating securities	6	7	8
Net income attributable to common shares	$515	$586	$533

Basic average common shares	176	179	183

Basic net income per common share	$2.93	$3.28	$2.92

Basic average common shares	176	179	183
Dilutive common stock equivalents:
Net effect of the assumed exercise of stock options	2	2	1
Net effect of the assumed exercise of warrants	3	4	3
Diluted average common shares	181	185	187

Diluted net income per common share	$2.84	$3.16	$2.85
The following average shares related to outstanding options to purchase shares of common stock were not included in the computation of diluted net income per common share because the prices of the options and warrants were greater than the average market price of common shares for the period.

(shares in millions)
Years Ended December 31	2015	2014	2013
Average outstanding options	5.1	7.2	10.8
Range of exercise prices	$46.68 - $60.82	$47.24 - $61.94	$34.78 - $61.94
NOTE 16 - SHARE-BASED COMPENSATION
Share-based compensation expense is charged to “salaries and benefits” expense on the consolidated statements of income. The components of share-based compensation expense for all share-based compensation plans and related tax benefits are as follows.

(in millions)
Years Ended December 31	2015	2014	2013
Total share-based compensation expense	$38	$38	$35
Related tax benefits recognized in net income	$14	$14	$13
The following table summarizes unrecognized compensation expense for all share-based plans:

(dollar amounts in millions)	December 31, 2015
Total unrecognized share-based compensation expense	$49
Weighted-average expected recognition period (in years)	2.8
The Corporation has share-based compensation plans under which it awards shares of restricted stock and restricted stock units to executive officers, directors and key personnel, and stock options to executive officers and key personnel of the Corporation and its subsidiaries. Restricted stock vests over periods ranging from three years to five years, restricted stock units vest over periods ranging from one year to three years, and stock options vest over periods ranging from one year to four years. The maturity of each option is determined at the date of grant; however, no options may be exercised later than ten years from the date of grant. The options may have restrictions regarding exercisability. The plans originally provided for a grant of up to 19.4 million common shares, plus shares under certain plans that are forfeited, expire or are canceled, which become available for re-grant. At December 31, 2015, 9.8 million shares were available for grant.

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
The estimated weighted-average grant-date fair value per option and the underlying binomial option-pricing model assumptions are summarized in the following table:

Years Ended December 31	2015	2014	2013
Weighted-average grant-date fair value per option	$11.31	$13.21	$9.07
Weighted-average assumptions:
Risk-free interest rates	1.83%	2.95%	1.94%
Expected dividend yield	3.00	3.00	3.00
Expected volatility factors of the market price of Comerica common stock	33	31	34
Expected option life (in years)	6.9	5.8	6.4
A summary of the Corporation’s stock option activity and related information for the year ended December 31, 2015 follows:

		Weighted-Average
	Number of Options (in thousands)	Exercise Price per Share	Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Outstanding-January 1, 2015	14,003	$44.28
Granted	1,035	42.32
Forfeited or expired	(2,405)	53.88
Exercised	(841)	33.46
Outstanding-December 31, 2015	11,792	42.92	4.1	$53
Outstanding, net of expected forfeitures-December 31, 2014	11,520	43.04	4.0	52
Exercisable-December 31, 2015	9,146	43.70	3.0	43
The aggregate intrinsic value of outstanding options shown in the table above represents the total pretax intrinsic value at December 31, 2015, based on the Corporation’s closing stock price of $41.83 at December 31, 2015.
The total intrinsic value of stock options exercised was $12 million, $23 million and $14 million for the years ended December 31, 2015, 2014 and 2013, respectively.
A summary of the Corporation’s restricted stock activity and related information for the year ended December 31, 2015 follows:

	Number of Shares (in thousands)	Weighted-Average Grant-Date Fair Value per Share
Outstanding-January 1, 2015	2,140	$35.38
Granted	413	42.45
Forfeited	(106)	37.02
Vested	(537)	33.29
Outstanding-December 31, 2015	1,910	$37.41
The total fair value of restricted stock awards that fully vested was $18 million for the years ended both December 31, 2015 and 2014 and $10 million for the year ended December 31, 2013.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Comerica Incorporated and Subsidiaries

A summary of the Corporation's restricted stock unit activity and related information for the year ended December 31, 2015 follows:

	Service-Based Units		Performance-Based Units
	Number of Units (in thousands)	Weighted-Average Grant-Date Fair Value per Share	Number of Units (in thousands)	Weighted-Average Grant-Date Fair Value per Share
Outstanding-January 1, 2015	387	$34.58	319	$45.44
Granted	18	46.83	266	42.32
Converted	41	33.79	(41)	33.79
Forfeited	(33)	37.78	(34)	43.27
Outstanding-December 31, 2015	413	34.77	510	44.89
The Corporation expects to satisfy the exercise of stock options, the vesting of restricted stock units and future grants of restricted stock by issuing shares of common stock out of treasury. At December 31, 2015, the Corporation held 52.5 million shares in treasury.
For further information on the Corporation’s share-based compensation plans, refer to Note 1.
NOTE 17 - EMPLOYEE BENEFIT PLANS
Defined Benefit Pension and Postretirement Benefit Plans
The Corporation has a qualified and a non-qualified defined benefit pension plan, which together provide benefits for substantially all full-time employees hired before January 1, 2007 who continue to meet the eligibility requirements of the plans. Salaries and benefits expense included defined benefit pension expense of $47 million, $39 million and $86 million in the years ended December 31, 2015, 2014 and 2013, respectively, for the plans. Benefits under the defined benefit plans are based primarily on years of service, age and compensation during the five highest paid consecutive calendar years occurring during the last ten years before retirement.
The Corporation’s postretirement benefit plan continues to provide postretirement health care and life insurance benefits for retirees as of December 31, 1992. The plan also provides certain postretirement health care and life insurance benefits for a limited number of retirees who retired prior to January 1, 2000. For all other employees hired prior to January 1, 2000, a nominal benefit is provided. Employees hired on or after January 1, 2000 and prior to January 1, 2007 are eligible to participate in the plan on a full contributory basis until Medicare-eligible. Employees hired on or after January 1, 2007 are not eligible to participate in the plan. The Corporation funds the pre-1992 retiree plan benefits with bank-owned life insurance. Employee benefits expense included postretirement benefit expense of $1 million in each of the years ended December 31, 2015 and December 31, 2014, and $2 million in the year ended December 31, 2013.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Comerica Incorporated and Subsidiaries

The following table sets forth reconciliations of plan assets and the projected benefit obligation, the weighted-average assumptions used to determine year-end benefit obligations, and the amounts recognized in accumulated other comprehensive income (loss) for the Corporation’s defined benefit pension plans and postretirement benefit plan at December 31, 2015 and 2014. The Corporation used a measurement date of December 31, 2015 for these plans.

	Defined Benefit Pension Plans
	Qualified				Non-Qualified		Postretirement Benefit Plan
(dollar amounts in millions)	2015		2014		2015	2014	2015	2014
Change in fair value of plan assets:
Fair value of plan assets at January 1	$2,541		$2,035		$—	$—	$67	$67
Actual return on plan assets	(73)		278		—	—	—	3
Employer contributions	—		350		—	—	—	2
Benefits paid	(122)	(a)	(122)	(a)	—	—	(6)	(5)
Fair value of plan assets at December 31	$2,346		$2,541		$—	$—	$61	$67
Change in projected benefit obligation:
Projected benefit obligation at January 1	$2,070		$1,731		$235	$195	$73	$69
Service cost	35		29		4	3	—	—
Interest cost	88		88		10	10	3	3
Actuarial (gain) loss	(155)		344		(16)	37	(8)	6
Benefits paid	(122)	(a)	(122)	(a)	(11)	(10)	(6)	(5)
Plan amendment	—		—		—	—	(3)	—
Projected benefit obligation at December 31	$1,916		$2,070		$222	$235	$59	$73
Accumulated benefit obligation	$1,756		$1,905		$191	$203	$59	$73
Funded status at December 31 (b) (c)	$430		$471		$(222)	$(235)	$2	$(6)
Weighted-average assumptions used:
Discount rate	4.82%		4.28%		4.82%	4.28%	4.53%	3.99%
Rate of compensation increase	3.75		3.75		3.75	3.75	n/a	n/a
Healthcare cost trend rate:
Cost trend rate assumed for next year	n/a		n/a		n/a	n/a	7.00	7.00
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	n/a		n/a		n/a	n/a	5.00	5.00
Year when rate reaches the ultimate trend rate	n/a		n/a		n/a	n/a	2027	2026
Amounts recognized in accumulated other comprehensive income (loss) before income taxes:
Net actuarial loss	$(586)		$(568)		$(78)	$(104)	$(22)	$(27)
Prior service (cost) credit	(21)		(25)		21	25	1	(3)
Balance at December 31	$(607)		$(593)		$(57)	$(79)	$(21)	$(30)

(a)	Included $56 million and $63 million in benefit payments made to certain terminated vested eligible participants who elected to receive lump-sum settlements in 2015 and 2014, respectively.

(b)	Based on projected benefit obligation for defined benefit pension plans and accumulated benefit obligation for postretirement benefit plan.

(c)
The Corporation recognizes the overfunded and underfunded status of the plans in “accrued income and other assets” and “accrued expenses and other liabilities,” respectively, on the consolidated balance sheets.

n/a - not applicable
The accumulated benefit obligation exceeded the fair value of plan assets for the non-qualified defined benefit pension plan at December 31, 2015 and December 31, 2014. The accumulated benefit obligation exceeded the fair value of plan assets for the postretirement benefit plan at December 31, 2014.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Comerica Incorporated and Subsidiaries

The following table details the changes in plan assets and benefit obligations recognized in other comprehensive income (loss) for the year ended December 31, 2015.

	Defined Benefit Pension Plans
(in millions)	Qualified	Non-Qualified	Postretirement Benefit Plan	Total
Actuarial (loss) gain arising during the period	$(77)	$16	$4	$(57)
Prior service credit arising during the period	—	—	3	3
Amortization of net actuarial loss	59	10	1	70
Amortization of prior service cost (credit)	4	(4)	1	1
Total recognized in other comprehensive income (loss)	$(14)	$22	$9	$17
Components of net periodic defined benefit cost and postretirement benefit cost, the actual return on plan assets and the weighted-average assumptions used were as follows.

	Defined Benefit Pension Plans
(dollar amounts in millions)	Qualified			Non-Qualified
Years Ended December 31	2015	2014	2013	2015	2014	2013
Service cost	$35	$29	$37	$4	$3	$4
Interest cost	88	88	80	10	10	9
Expected return on plan assets	(159)	(131)	(132)	—	—	—
Amortization of prior service cost (credit)	4	6	7	(4)	(4)	(6)
Amortization of net loss	59	31	76	10	7	11
Net periodic defined benefit cost	$27	$23	$68	$20	$16	$18
Actual return on plan assets	$(73)	$278	$136	n/a	n/a	n/a
Actual rate of return on plan assets	(2.95)%	13.88%	7.05%	n/a	n/a	n/a
Weighted-average assumptions used:
Discount rate	4.28%	5.17%	4.20%	4.28%	5.17%	4.20%
Expected long-term return on plan assets	6.75	6.75	7.25	n/a	n/a	n/a
Rate of compensation increase	3.75	4.00	4.00	3.75	4.00	4.00
n/a - not applicable

(dollar amounts in millions)	Postretirement Benefit Plan
Years Ended December 31	2015	2014	2013
Interest cost	$3	$3	$3
Expected return on plan assets	(4)	(4)	(4)
Amortization of prior service cost	1	1	1
Amortization of net loss	1	1	2
Net periodic postretirement benefit cost	$1	$1	$2
Actual return on plan assets	$—	$3	$(2)
Actual rate of return on plan assets	(0.53)%	4.62%	(2.29)%
Weighted-average assumptions used:
Discount rate	3.99%	4.59%	3.81%
Expected long-term return on plan assets	5.00	5.00	5.00
Healthcare cost trend rate:
Cost trend rate assumed	7.00	7.50	8.00
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	5.00	5.00	5.00
Year that the rate reaches the ultimate trend rate	2026	2033	2033
The expected long-term rate of return of plan assets is the average rate of return expected to be realized on funds invested or expected to be invested over the life of the plan, which has an estimated average life of approximately 15 years as of December 31, 2015. The expected long-term rate of return on plan assets is set after considering both long-term returns in the general market and long-term returns experienced by the assets in the plan. The returns on the various asset categories are blended to derive one long-term rate of return. The Corporation reviews its pension plan assumptions on an annual basis with its actuarial consultants to determine if assumptions are reasonable and adjusts the assumptions to reflect changes in future expectations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Comerica Incorporated and Subsidiaries

The estimated portion of balances remaining in accumulated other comprehensive income (loss) that are expected to be recognized as a component of net periodic benefit cost in the year ended December 31, 2016 are as follows.

	Defined Benefit Pension Plans
(in millions)	Qualified	Non-Qualified	Postretirement Benefit Plan	Total
Net loss	$30	$7	$1	$38
Prior service cost (credit)	4	(4)	—	—
Assumed healthcare cost trend rates have a significant effect on the amounts reported for the postretirement benefit plan. A one-percentage-point change in 2015 assumed healthcare and prescription drug cost trend rates would have the following effects.

	One-Percentage-Point
(in millions)	Increase	Decrease
Effect on postretirement benefit obligation	$4	$(3)
Effect on total service and interest cost	—	—
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Comerica Incorporated and Subsidiaries

Corporate and municipal bonds and notes
Fair value measurement is based upon quoted prices of securities with similar characteristics or pricing models based on observable market data inputs, primarily interest rates, spreads and prepayment information. Level 2 securities include corporate bonds, municipal bonds, foreign bonds and foreign notes.
Collateralized mortgage obligations, U.S. government agency mortgage-backed securities and TBA mortgage-backed securities
Fair value measurement is based upon independent pricing models or other model-based valuation techniques such as the present value of future cash flows, adjusted for the security's credit rating, prepayment assumptions and other factors, such as credit loss and liquidity assumptions, and are included in Level 2 of the fair value hierarchy.
Private placements
Fair value is measured using the NAV provided by fund management as quoted prices in active markets are not available. Management considers additional discounts to the provided NAV for market and credit risk. Private placements are included in Level 3 of the fair value hierarchy.
 Fair Values
The fair values of the Corporation’s qualified defined benefit pension plan investments measured at fair value on a recurring basis at December 31, 2015 and 2014, by asset category and level within the fair value hierarchy, are detailed in the table below.

(in millions)	Total	Level 1	Level 2	Level 3
December 31, 2015
Cash equivalent securities:
Mutual funds	$43	$43	$—	$—
Equity securities:
Collective investment funds	527	—	527	—
Mutual funds	69	69	—	—
Common stock	480	478	2	—
Fixed income securities:
U.S. Treasury and other U.S. government agency securities	356	356	—	—
Corporate and municipal bonds and notes	729	—	729	—
Collateralized mortgage obligations	18	—	18	—
U.S. government agency mortgage-backed securities	8	—	8	—
Private placements	105	—	—	105
Other assets:
TBA mortgage-backed securities	12	—	12	—
Total investments at fair value	$2,347	$946	$1,296	$105
December 31, 2014
Cash equivalent securities:
Mutual funds	$390	$390	$—	$—
Equity securities:
Collective investment funds	466	—	466	—
Mutual funds	76	76	—	—
Common stock	499	499	—	—
Fixed income securities:
U.S. Treasury and other U.S. government agency securities	359	359	—	—
Corporate and municipal bonds and notes	659	—	659	—
Collateralized mortgage obligations	9	—	9	—
Private placements	73		—	73
Total investments at fair value	$2,531	$1,324	$1,134	$73

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Comerica Incorporated and Subsidiaries

The table below provides a summary of changes in the Corporation’s qualified defined benefit pension plan’s Level 3 investments measured at fair value on a recurring basis for the years ended December 31, 2015 and 2014.

	Balance at Beginning of Period					Balance at End of Period
		Net Gains (Losses)
(in millions)		Realized	Unrealized	Purchases	Sales
Year Ended December 31, 2015
Private placements	$73	$—	$(5)	$108	$(71)	$105
Year Ended December 31, 2014
Private placements	$36	$1	$4	$60	$(28)	$73
There were no assets in the non-qualified defined benefit pension plan at December 31, 2015 and 2014. The postretirement benefit plan is fully invested in bank-owned life insurance policies. The fair value of bank-owned life insurance policies is based on the cash surrender values of the policies as reported by the insurance companies and is classified in Level 2 of the fair value hierarchy.
Cash Flows
The Corporation currently expects to make no employer contributions to the qualified and non-qualified defined benefit pension plans and postretirement benefit plan for the year ended December 31, 2016.

	Estimated Future Benefit Payments
(in millions) Years Ended December 31	Qualified Defined Benefit Pension Plan	Non-Qualified Defined Benefit Pension Plan	Postretirement Benefit Plan (a)
2016	$72	$11	$6
2017	77	12	6
2018	83	12	6
2019	89	13	6
2020	94	13	6
2021 - 2025	550	70	24

(a)	Estimated benefit payments in the postretirement benefit plan are net of estimated Medicare subsidies.
Defined Contribution Plans
Substantially all of the Corporation’s employees are eligible to participate in the Corporation’s principal defined contribution plan (a 401(k) plan). Under this plan, the Corporation makes core matching cash contributions of 100 percent of the first 4 percent of qualified earnings contributed by employees (up to the current IRS compensation limit), invested based on employee investment elections. Employee benefits expense included expense for the plan of $22 million for each of the years ended December 31, 2015 and December 31, 2014, and $21 million for the year ended December 31, 2013.
The Corporation also provides a profit sharing plan for the benefit of substantially all employees who work at least 1,000 hours in a plan year and are not accruing a benefit in the defined benefit pension plan. Under the profit sharing plan, the Corporation makes an annual discretionary allocation to the individual account of each eligible employee ranging from 3 percent to 8 percent of annual compensation, determined based on combined age and years of service. The allocations are invested based on employee investment elections. The employee fully vests in the defined contribution pension plan after three years of service, at age 65 if still employed, or in the event of death while an employee. Before an employee is eligible to participate, the plan requires the equivalent of one year of service. The Corporation recognized $10 million in employee benefits expense for this plan for each of the years ended December 31, 2015 and December 31, 2014, and $7 million for the year ended December 31, 2013.
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
The current and deferred components of the provision for income taxes were as follows:

(in millions)
December 31	2015	2014	2013
Current:
Federal	$275	$127	$242
Foreign	5	6	6
State and local	20	14	17
Total current	300	147	265
Deferred:
Federal	(68)	123	(20)
State and local	(3)	7	—
Total deferred	(71)	130	(20)
Total	$229	$277	$245
Income before income taxes of $750 million for the year ended December 31, 2015 included $34 million of foreign-source income.
The income tax provision on securities transactions for the year ended December 31, 2015 was a benefit of $1 million and there was no tax provision on securities transactions for the years ended December 31, 2014 and December 31, 2013.
The provision for income taxes does not reflect the tax effects of unrealized gains and losses on investment securities available-for-sale or the change in defined benefit pension and other postretirement plans adjustment included in accumulated other comprehensive loss. Refer to Note 14 for additional information on accumulated other comprehensive loss.
The income tax effects of transactions under the Corporation's share-based compensation plans reduced both shareholders’ equity and deferred tax assets by $12 million, $11 million and $5 million in 2015, 2014, and 2013 respectively.
A reconciliation of expected income tax expense at the federal statutory rate to the Corporation’s provision for income taxes and effective tax rate follows:

(dollar amounts in millions)	2015		2014		2013
Years Ended December 31	Amount	Rate	Amount	Rate	Amount	Rate
Tax based on federal statutory rate	$262	35.0%	$305	35.0%	$275	35.0%
State income taxes	10	1.3	13	1.5	11	1.4
Affordable housing and historic credits	(22)	(2.9)	(24)	(2.8)	(21)	(2.6)
Bank-owned life insurance	(15)	(2.0)	(15)	(1.7)	(15)	(1.9)
Other changes in unrecognized tax benefits	—	—	2	0.2	(2)	(0.2)
Lease termination transactions	(5)	(0.7)	—	—	—	—
Tax-related interest and penalties	1	0.1	(3)	(0.3)	(1)	(0.1)
Other	(2)	(0.3)	(1)	(0.1)	(2)	(0.4)
Provision for income taxes	$229	30.5%	$277	31.8%	$245	31.2%
The liability for tax-related interest and penalties included in “accrued expenses and other liabilities” on the consolidated balance sheets was $3 million and $2 million at December 31, 2015 and 2014, respectively.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Comerica Incorporated and Subsidiaries

A reconciliation of the beginning and ending amount of net unrecognized tax benefits follows:

(in millions)	2015	2014	2013
Balance at January 1	$14	$11	$42
Increases as a result of tax positions taken during a prior period	8	3	—
Decrease related to settlements with tax authorities	—	—	(31)
Balance at December 31	$22	$14	$11
The Corporation anticipates that it is reasonably possible that settlements with tax authorities will result in an $8 million decrease in net unrecognized tax benefits within the next twelve months.
After consideration of the effect of the federal tax benefit available on unrecognized state tax benefits, the total amount of unrecognized tax benefits that, if recognized, would affect the Corporation’s effective tax rate was approximately $4 million at December 31, 2015 and $2 million at December 31, 2014.
The following tax years for significant jurisdictions remain subject to examination as of December 31, 2015:

Jurisdiction	Tax Years
Federal	2010-2014
California	2003-2014
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
The principal components of deferred tax assets and liabilities were as follows:

(in millions)
December 31	2015	2014
Deferred tax assets:
Allowance for loan losses	$223	$208
Deferred compensation	113	123
Loan purchase accounting adjustments	2	5
Deferred loan origination fees and costs	24	28
Other temporary differences, net	67	44
Total deferred tax asset before valuation allowance	429	408
Valuation allowance	(3)	—
Total deferred tax assets	426	408
Deferred tax liabilities:
Lease financing transactions	(183)	(206)
Defined benefit plans	(32)	(38)
Net unrealized gains on investment securities available-for-sale	(5)	(21)
Allowance for depreciation	(7)	(13)
Total deferred tax liabilities	(227)	(278)
Net deferred tax asset	$199	$130
Included in deferred tax assets at December 31, 2015 were $5 million of state net operating loss carryforwards, which expire between 2016 and 2026. The Corporation believes it is more likely than not that the benefit from certain of these state net operating loss carryforwards will not be realized and, accordingly, established a valuation allowance of $3 million at December 31, 2015. There was no valuation allowance on deferred tax assets at December 31, 2014. The determination regarding valuation allowances was based on available evidence of loss carryback capacity, projected future reversals of existing taxable temporary differences and assumptions made regarding future events. For further information on the Corporation’s valuation policy for deferred tax assets, refer to Note 1.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Comerica Incorporated and Subsidiaries

NOTE 19 - TRANSACTIONS WITH RELATED PARTIES
The Corporation’s banking subsidiaries had, and expect to have in the future, transactions with the Corporation’s directors and executive officers, companies with which these individuals are associated, and certain related individuals. Such transactions were made in the ordinary course of business and included extensions of credit, leases and professional services. With respect to extensions of credit, all were made on substantially the same terms, including interest rates and collateral, as those prevailing at the same time for comparable transactions with other customers and did not, in management’s opinion, involve more than normal risk of collectibility or present other unfavorable features. The aggregate amount of loans attributable to persons who were related parties at December 31, 2015, totaled $79 million at the beginning of 2015 and $121 million at the end of 2015. During 2015, new loans to related parties aggregated $453 million and repayments totaled $411 million.
NOTE 20 - REGULATORY CAPITAL AND RESERVE REQUIREMENTS
Reserves required to be maintained and/or deposited with the FRB are classified in interest-bearing deposits with banks. These reserve balances vary, depending on the level of customer deposits in the Corporation’s banking subsidiaries. The average required reserve balances were $473 million and $430 million for the years ended December 31, 2015 and 2014, respectively.
Banking regulations limit the transfer of assets in the form of dividends, loans or advances from the bank subsidiaries to the parent company. Under the most restrictive of these regulations, the aggregate amount of dividends which can be paid to the parent company, with prior approval from bank regulatory agencies, approximated $398 million at January 1, 2016, plus 2016 net profits. Substantially all the assets of the Corporation’s banking subsidiaries are restricted from transfer to the parent company of the Corporation in the form of loans or advances.
The Corporation’s subsidiary banks declared dividends of $437 million, $380 million and $480 million in 2015, 2014 and 2013, respectively.
The Corporation and its U.S. banking subsidiaries are subject to various regulatory capital requirements administered by federal and state banking agencies. The U.S. adoption of the Basel III regulatory capital framework (Basel III) became effective for the Corporation on January 1, 2015; December 31, 2014 data is based on Basel I rules. Basel III sets forth two comprehensive methodologies for calculating risk-weighted assets (RWA), a standardized approach and an advanced approach. The Corporation and its U.S. banking subsidiaries are subject to the standardized approach under the rules. Under the standardized approach, RWA is generally based on supervisory risk-weightings which vary by counterparty type and asset class. Under the Basel III standardized approach, capital is required for credit risk RWA, to cover the risk of unexpected losses due to failure of a customer or counterparty to meet its financial obligations in accordance with contractual terms; and if trading assets and liabilities exceed certain thresholds, capital is also required for market risk RWA, to cover the risk of losses due to adverse market movements or from position-specific factors.
Under Basel III, there are three categories of risk-based capital: CET1 capital, Tier 1 capital and Tier 2 capital. CET1 capital predominantly includes common shareholders' equity, less certain deductions for goodwill, intangible assets and deferred tax assets that arise from net operating losses and tax credit carry-forwards. Additionally, the Corporation has elected to permanently exclude capital in accumulated other comprehensive income related to debt and equity securities classified as available-for-sale as well as for defined benefit postretirement plans from CET1, an option available to standardized approach entities under Basel III. Tier 1 capital incrementally includes noncumulative perpetual preferred stock. Tier 2 capital includes Tier 1 capital as well as subordinated debt qualifying as Tier 2 and qualifying allowance for credit losses. Total capital is Tier 1 capital plus Tier 2 capital.
Quantitative measures established by regulation to ensure capital adequacy require the maintenance of minimum amounts and ratios of CET1, Tier 1 and total capital (as defined in the regulations) to average and/or risk-weighted assets. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Corporation’s financial statements. At December 31, 2015 and 2014, the Corporation and its U.S. banking subsidiaries exceeded the ratios required for an institution to be considered “well capitalized” For U.S. banking subsidiaries, those requirements were total risk-based capital, Tier 1 risk-based capital, CET1 risk-based capital and leverage ratios greater than 10 percent, 8 percent, 6.5 percent and 5 percent, respectively, at December 31, 2015; and total risk-based capital, Tier 1 risk-based capital and leverage ratios greater than 10 percent, 6 percent and 5 percent, respectively, at December 31, 2014. For the Corporation, requirements to be considered "well capitalized" were total risk-based capital and Tier 1 risk-based capital ratios greater than 10 percent and 6 percent, respectively, at December 31, 2015 and 2014. There have been no conditions or events since December 31, 2015 that management believes have changed the capital adequacy classification of the Corporation or its U.S. banking subsidiaries.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Comerica Incorporated and Subsidiaries

The following is a summary of the capital position of the Corporation and Comerica Bank, its principal banking subsidiary.

(dollar amounts in millions)	Comerica Incorporated (Consolidated)	Comerica Bank
December 31, 2015
CET1 capital (minimum $3.1 billion (Consolidated))	$7,350	$7,081
Tier 1 capital (minimum-$4.2 billion (Consolidated))	7,350	7,081
Total capital (minimum-$5.6 billion (Consolidated))	8,852	8,366
Risk-weighted assets	69,731	69,438
Average assets (fourth quarter)	71,943	71,629
CET1 capital to risk-weighted assets (minimum-4.5%)	10.54%	10.20%
Tier 1 capital to risk-weighted assets (minimum-6.0%)	10.54	10.20
Total capital to risk-weighted assets (minimum-8.0%)	12.69	12.05
Tier 1 capital to average assets (minimum-4.0%)	10.22	9.89
December 31, 2014
Tier 1 capital (minimum-$2.7 billion (Consolidated))	$7,169	$7,051
Total capital (minimum-$5.5 billion (Consolidated))	8,543	8,175
Risk-weighted assets	68,273	68,037
Average assets (fourth quarter)	69,284	69,092
Tier 1 capital to risk-weighted assets (minimum-4.0%)	10.50%	10.36%
Total capital to risk-weighted assets (minimum-8.0%)	12.51	12.02
Tier 1 capital to average assets (minimum-3.0%)	10.35	10.20
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
The Corporation and certain of its subsidiaries are subject to various other pending or threatened legal proceedings arising out of the normal course of business or operations. The Corporation believes it has meritorious defenses to the claims asserted against it in its other currently outstanding legal proceedings and, with respect to such legal proceedings, intends to continue to defend itself vigorously, litigating or settling cases according to management’s judgment as to what is in the best interests of the Corporation and its shareholders. Settlement may result from the Corporation's determination that it may be more prudent financially to settle, rather than litigate, and should not be regarded as an admission of liability. On at least a quarterly basis, the Corporation assesses its potential liabilities and contingencies in connection with outstanding legal proceedings utilizing the latest information available. On a case-by-case basis, reserves are established for those legal claims for which it is probable that a loss will be incurred either as a result of a settlement or judgment, and the amount of such loss can be reasonably estimated. The actual costs of resolving these claims may be substantially higher or lower than the amounts reserved. Based on current knowledge, and after consultation with legal counsel, management believes that current reserves are adequate, and the amount of any incremental liability arising from these matters is not expected to have a material adverse effect on the Corporation’s consolidated financial condition, consolidated results of operations or consolidated cash flows. Legal fees of $21 million for the year ended December 31, 2015, and $24 million for each of the years ended December 31, 2014 and 2013, were included in "other noninterest expenses" on the consolidated statements of income.
For matters where a loss is not probable, the Corporation has not established legal reserves. The Corporation believes the estimate of the aggregate range of reasonably possible losses, in excess of reserves established, for all legal proceedings in which it is involved is from zero to approximately $33 million at December 31, 2015. This estimated aggregate range of reasonably possible losses is based upon currently available information for those proceedings in which the Corporation is involved, taking into account the Corporation’s best estimate of such losses for those cases for which such estimate can be made. For certain cases, the Corporation does not believe that an estimate can currently be made. The Corporation’s estimate involves significant judgment,

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Comerica Incorporated and Subsidiaries

given the varying stages of the proceedings (including the fact that many are currently in preliminary stages), the existence in certain proceedings of multiple defendants (including the Corporation) whose share of liability has yet to be determined, the numerous yet-unresolved issues in many of the proceedings (including issues regarding class certification and the scope of many of the claims) and the attendant uncertainty of the various potential outcomes of such proceedings. Accordingly, the Corporation’s estimate will change from time to time, and actual losses may be more or less than the current estimate.

In the event of unexpected future developments, it is possible that the ultimate resolution of these matters, if unfavorable, may be material to the Corporation's consolidated financial condition, consolidated results of operations or consolidated cash flows.
For information regarding income tax contingencies, refer to Note 18.
NOTE 22 - BUSINESS SEGMENT INFORMATION
The Corporation has strategically aligned its operations into three major business segments: the Business Bank, the Retail Bank and Wealth Management. These business segments are differentiated based on the type of customer and the related products and services provided. In addition to the three major business segments, the Finance Division is also reported as a segment. Business segment results are produced by the Corporation’s internal management accounting system. This system measures financial results based on the internal business unit structure of the Corporation. The performance of the business segments is not comparable with the Corporation's consolidated results and is not necessarily comparable with similar information for any other financial institution. Additionally, because of the interrelationships of the various segments, the information presented is not indicative of how the segments would perform if they operated as independent entities. The management accounting system assigns balance sheet and income statement items to each business segment using certain methodologies, which are regularly reviewed and refined. From time to time, the Corporation may make reclassifications among the segments to more appropriately reflect management's current view of the segments, and methodologies may be modified as the management accounting system is enhanced and changes occur in the organizational structure and/or product lines. For comparability purposes, amounts in all periods are based on business unit structure and methodologies in effect at December 31, 2015.
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
In 2014, the Corporation enhanced the approach used to determine the standard reserve factors used in estimating the allowance for credit losses, which had the effect of capturing certain elements in the standard reserve component that had formerly been included in the qualitative assessment. The impact of the change was largely neutral to the total allowance for loan losses at June 30, 2014. However, because standard reserves are allocated to the segments at the loan level, while qualitative reserves are allocated at the portfolio level, the impact of the methodology change on the allowance of each segment reflected the characteristics of the individual loans within each segment's portfolio, causing segment reserves to increase or decrease accordingly. As a result, the 2014 provision for credit losses within each segment is not comparable to 2013 amounts.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Comerica Incorporated and Subsidiaries

Effective January 1, 2015, changes to the terms of card program contract resulted in a change to the presentation of the related revenue and expenses. In 2015, under the current contract, total revenue before related expenses was recorded in noninterest income, and related expenses were recorded in noninterest expense; whereas in 2014, under the terms of the prior contract, revenue was recorded in noninterest income net of the related expenses. The effect of this change was an increase of $181 million to both noninterest income and noninterest expenses in the Business Bank and Other Markets in 2015.
The following discussion provides information about the activities of each business segment. A discussion of the financial results and the factors impacting 2015 performance can be found in the section entitled "Business Segments" in the financial review.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Comerica Incorporated and Subsidiaries

Business segment financial results are as follows:

(dollar amounts in millions)	Business Bank	Retail Bank	Wealth Management	Finance	Other	Total
Year Ended December 31, 2015
Earnings summary:
Net interest income (expense) (FTE)	$1,511	$626	$179	$(632)	$9	$1,693
Provision for credit losses	158	8	(20)	—	1	147
Noninterest income	574	185	235	57	(1)	1,050
Noninterest expenses	786	734	305	9	8	1,842
Provision (benefit) for income taxes (FTE)	376	22	44	(209)	—	233
Net income (loss)	$765	$47	$85	$(375)	$(1)	$521
Net loan charge-offs (recoveries)	$89	$28	$(17)	$—	$—	$100

Selected average balances:
Assets	$38,942	$6,474	$5,153	$12,180	$7,498	$70,247
Loans	37,883	5,792	4,953	—	—	48,628
Deposits	30,882	22,876	4,151	149	268	58,326

Statistical data:
Return on average assets (a)	1.96%	0.20%	1.65%	N/M	N/M	0.74%
Efficiency ratio (b)	37.71	90.37	73.23	N/M	N/M	67.10

(dollar amounts in millions)	Business Bank	Retail Bank	Wealth Management	Finance	Other	Total
Year Ended December 31, 2014
Earnings summary:
Net interest income (expense) (FTE)	$1,507	$606	$181	$(662)	$27	$1,659
Provision for credit losses	56	(7)	(21)	—	(1)	27
Noninterest income	392	169	241	60	6	868
Noninterest expenses	589	715	310	(21)	33	1,626
Provision (benefit) for income taxes (FTE)	432	23	49	(224)	1	281
Net income (loss)	$822	$44	$84	$(357)	$—	$593
Net loan charge-offs (recoveries)	$16	$10	$(1)	$—	$—	$25

Selected average balances:
Assets	$37,178	$6,255	$4,988	$11,359	$6,556	$66,336
Loans	36,198	5,585	4,805	—	—	46,588
Deposits	28,526	21,967	3,805	233	253	54,784

Statistical data:
Return on average assets (a)	2.21%	0.19%	1.69%	N/M	N/M	0.89%
Efficiency ratio (b)	30.97	92.10	73.67	N/M	N/M	64.31
(Table continues on following page)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Comerica Incorporated and Subsidiaries

(dollar amounts in millions)	Business Bank	Retail Bank	Wealth Management	Finance	Other	Total
Year Ended December 31, 2013
Earnings summary:
Net interest income (expense) (FTE)	$1,495	$622	$180	$(653)	$31	$1,675
Provision for credit losses	42	24	(17)	—	(3)	46
Noninterest income	398	176	235	61	12	882
Noninterest expenses	642	719	309	10	42	1,722
Provision (benefit) for income taxes (FTE)	410	19	44	(226)	1	248
Net income (loss)	$799	$36	$79	$(376)	$3	$541
Net loan charge-offs	$32	$33	$8	$—	$—	$73

Selected average balances:
Assets	$35,326	$6,185	$4,799	$11,422	$6,201	$63,933
Loans	34,268	5,500	4,644	—	—	44,412
Deposits	26,131	21,513	3,547	312	208	51,711

Statistical data:
Return on average assets (a)	2.26%	0.16%	1.64%	N/M	N/M	0.85%
Efficiency ratio (b)	33.89	89.77	74.86	N/M	N/M	67.32

(a)	Return on average assets is calculated based on the greater of average assets or average liabilities and attributed equity.
(b)    Noninterest expenses as a percentage of the sum of net interest income (FTE) and noninterest income excluding net securities gains.
FTE – Fully Taxable Equivalent
N/M – not meaningful
The Corporation operates in three primary markets - Texas, California, and Michigan, as well as in Arizona and Florida, with select businesses operating in several other states, and in Canada and Mexico. The Corporation produces market segment results for the Corporation’s three primary geographic markets as well as Other Markets. Other Markets includes Florida, Arizona, the International Finance division and businesses with a national perspective. The Finance & Other category includes the Finance segment and the Other category as previously described. Market segment results are provided as supplemental information to the business segment results and may not meet all operating segment criteria as set forth in GAAP. For comparability purposes, amounts in all periods are based on market segments and methodologies in effect at December 31, 2015.
A discussion of the financial results and the factors impacting performance can be found in the section entitled "Market Segments" in the financial review.
Market segment financial results are as follows:

(dollar amounts in millions)	Michigan	California	Texas	Other Markets	Finance & Other	Total
Year Ended December 31, 2015
Earnings summary:
Net interest income (expense) (FTE)	$720	$736	$521	$339	$(623)	$1,693
Provision for credit losses	(27)	17	131	25	1	147
Noninterest income	333	153	133	375	56	1,050
Noninterest expenses	598	408	389	430	17	1,842
Provision (benefit) for income taxes (FTE)	157	167	55	63	(209)	233
Net income (loss)	$325	$297	$79	$196	$(376)	$521
Net loan charge-offs	$8	$18	$45	$29	$—	$100

Selected average balances:
Assets	$13,761	$16,881	$11,778	$8,149	$19,678	$70,247
Loans	13,180	16,613	11,168	7,667	—	48,628
Deposits	21,872	17,763	10,882	7,392	417	58,326

Statistical data:
Return on average assets (a)	1.42%	1.57%	0.63%	2.41%	N/M	0.74%
Efficiency ratio (b)	56.72	45.96	59.52	59.97	N/M	67.10
(Table continues on following page)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Comerica Incorporated and Subsidiaries

(dollar amounts in millions)	Michigan	California	Texas	Other Markets	Finance & Other	Total
Year Ended December 31, 2014
Earnings summary:
Net interest income (expense) (FTE)	$718	$722	$542	$312	$(635)	$1,659
Provision for credit losses	(32)	28	50	(18)	(1)	27
Noninterest income	345	147	142	168	66	868
Noninterest expenses	643	398	370	203	12	1,626
Provision (benefit) for income taxes (FTE)	164	169	96	75	(223)	281
Net income (loss)	$288	$274	$168	$220	$(357)	$593
Net loan charge-offs (recoveries)	$8	$22	$9	$(14)	$—	$25

Selected average balances:
Assets	$13,749	$15,668	$11,645	$7,359	$17,915	$66,336
Loans	13,336	15,390	10,954	6,908	—	46,588
Deposits	21,023	16,142	10,764	6,369	486	54,784

Statistical data:
Return on average assets (a)	1.31%	1.59%	1.39%	3.00%	N/M	0.89%
Efficiency ratio (b)	60.48	45.79	54.00	42.30	N/M	64.31

(dollar amounts in millions)	Michigan	California	Texas	Other Markets	Finance & Other	Total
Year Ended December 31, 2013
Earnings summary:
Net interest income (expense) (FTE)	$751	$692	$541	$313	$(622)	$1,675
Provision for credit losses	(11)	17	35	8	(3)	46
Noninterest income	343	151	142	173	73	882
Noninterest expenses	713	396	364	197	52	1,722
Provision (benefit) for income taxes (FTE)	140	160	101	72	(225)	248
Net income (loss)	$252	$270	$183	$209	$(373)	$541
Net loan charge-offs	$6	$27	$20	$20	$—	$73

Selected average balances:
Assets	$13,879	$14,233	$10,694	$7,504	$17,623	$63,933
Loans	13,461	13,979	9,988	6,984	—	44,412
Deposits	20,346	14,705	10,247	5,893	520	51,711

Statistical data:
Return on average assets (a)	1.18%	1.72%	1.59%	2.79%	N/M	0.85%
Efficiency ratio (b)	65.09	47.00	53.22	40.52	N/M	67.32

(a)	Return on average assets is calculated based on the greater of average assets or average liabilities and attributed equity.
(b)    Noninterest expenses as a percentage of the sum of net interest income (FTE) and noninterest income excluding net securities gains.
FTE – Fully Taxable Equivalent
N/M – not meaningful

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Comerica Incorporated and Subsidiaries

NOTE 23 - PARENT COMPANY FINANCIAL STATEMENTS
BALANCE SHEETS - COMERICA INCORPORATED

(in millions, except share data)
December 31	2015	2014
Assets
Cash and due from subsidiary bank	$4	$—
Short-term investments with subsidiary bank	569	1,133
Other short-term investments	89	94
Investment in subsidiaries, principally banks	7,523	7,411
Premises and equipment	3	2
Other assets	137	138
Total assets	$8,325	$8,778
Liabilities and Shareholders’ Equity
Medium- and long-term debt	$608	$1,208
Other liabilities	157	168
Total liabilities	765	1,376
Common stock - $5 par value:
Authorized - 325,000,000 shares
Issued - 228,164,824 shares	1,141	1,141
Capital surplus	2,173	2,188
Accumulated other comprehensive loss	(429)	(412)
Retained earnings	7,084	6,744
Less cost of common stock in treasury - 52,457,113 shares at 12/31/15 and 49,146,225 shares at 12/31/14	(2,409)	(2,259)
Total shareholders’ equity	7,560	7,402
Total liabilities and shareholders’ equity	$8,325	$8,778
STATEMENTS OF INCOME - COMERICA INCORPORATED

(in millions)
Years Ended December 31	2015	2014	2013
Income
Income from subsidiaries:
Dividends from subsidiaries	$441	$384	$490
Other interest income	1	1	1
Intercompany management fees	123	118	110
Other noninterest income	1	7	14
Total income	566	510	615
Expenses
Interest on medium- and long-term debt	14	14	11
Salaries and benefits expense	112	114	118
Net occupancy expense	5	5	4
Equipment expense	1	1	1
Other noninterest expenses	70	70	78
Total expenses	202	204	212
Income before benefit for income taxes and equity in undistributed earnings of subsidiaries	364	306	403
Benefit for income taxes	(27)	(27)	(30)
Income before equity in undistributed earnings of subsidiaries	391	333	433
Equity in undistributed earnings of subsidiaries, principally banks	130	260	108
Net income	521	593	541
Less income allocated to participating securities	6	7	8
Net income attributable to common shares	$515	$586	$533

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Comerica Incorporated and Subsidiaries

STATEMENTS OF CASH FLOWS - COMERICA INCORPORATED

(in millions)
Years Ended December 31	2015	2014	2013
Operating Activities
Net income	$521	$593	$541
Adjustments to reconcile net income to net cash provided by operating activities:
Undistributed earnings of subsidiaries, principally banks	(130)	(260)	(108)
Depreciation and amortization	1	1	1
Net periodic defined benefit cost	5	4	8
Share-based compensation expense	14	16	14
Provision for deferred income taxes	—	—	3
Excess tax benefits from share-based compensation arrangements	(3)	(7)	(3)
Other, net	5	16	2
Net cash provided by operating activities	413	363	458
Investing Activities
Net change in premises and equipment	(1)	2	—
Net cash (used in) provided by investing activities	(1)	2	—
Financing Activities
Medium- and long-term debt:
Maturities and redemptions	(600)	—	—
Issuances	—	596	—
Common Stock:
Repurchases	(240)	(260)	(291)
Cash dividends paid	(147)	(137)	(123)
Issuances of common stock under employee stock plans	22	49	33
Purchase and retirement of warrants	(10)	—	—
Excess tax benefits from share-based compensation arrangements	3	7	3
Net cash (used in) provided by financing activities	(972)	255	(378)
Net (decrease) increase in cash and cash equivalents	(560)	620	80
Cash and cash equivalents at beginning of period	1,133	513	433
Cash and cash equivalents at end of period	$573	$1,133	$513
Interest paid	$16	$12	$11
Income taxes recovered	$(62)	$(33)	$(27)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Comerica Incorporated and Subsidiaries

NOTE 24 - SUMMARY OF QUARTERLY FINANCIAL STATEMENTS (UNAUDITED)
The following quarterly information is unaudited. However, in the opinion of management, the information reflects all adjustments, which are necessary for the fair presentation of the results of operations, for the periods presented.

	2015
(in millions, except per share data)	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Interest income	$457	$448	$444	$435
Interest expense	24	26	23	22
Net interest income	433	422	421	413
Provision for credit losses	60	26	47	14
Net securities losses	—	—	—	(2)
Noninterest income excluding net securities losses	270	264	261	257
Noninterest expenses	486	461	436	459
Provision for income taxes	41	63	64	61
Net income	116	136	135	134
Less income allocated to participating securities	1	2	1	2
Net income attributable to common shares	$115	$134	$134	$132
Earnings per common share:
Basic	$0.65	$0.76	$0.76	$0.75
Diluted	0.64	0.74	0.73	0.73
Comprehensive income	31	187	109	176

	2014
(in millions, except per share data)	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Interest income	$438	$436	$441	$435
Interest expense	23	22	25	25
Net interest income	415	414	416	410
Provision for credit losses	2	5	11	9
Net securities (losses) gains	—	(1)	—	1
Noninterest income excluding net securities (losses) gains	225	216	220	207
Noninterest expenses	419	397	404	406
Provision for income taxes	70	73	70	64
Net income	149	154	151	139
Less income allocated to participating securities	1	2	2	2
Net income attributable to common shares	$148	$152	$149	$137
Earnings per common share:
Basic	$0.83	$0.85	$0.83	$0.76
Diluted	0.80	0.82	0.80	0.73
Comprehensive income	54	141	172	205
NOTE 25 - SUBSEQUENT EVENTS
As disclosed on February 16, 2016, the Corporation's previously reported results for the fourth quarter and full year 2015 were reduced by $14 million ($22 million, pre-tax) for recently discovered irregularities with a single customer loan relationship in the Retail Bank. The Corporation increased its provision for credit losses and recorded a charge-off for $25 million, and decreased incentive compensation expense by approximately $3 million based on the revised results. The results reported in this Annual Report reflect the impact of this event.
Subsequent to December 31, 2015, oil and gas prices dropped significantly. The allowance for loan losses allocation for energy and energy-related loans was based upon energy prices and conditions in existence at the balance sheet date.

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
Management assessed, with participation of the Corporation’s Chief Executive Officer and Chief Financial Officer, internal control over financial reporting as it relates to the Corporation’s consolidated financial statements presented in conformity with U.S. generally accepted accounting principles as of December 31, 2015. The assessment was based on criteria for effective internal control over financial reporting described in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Based on this assessment, management determined that internal control over financial reporting is effective as it relates to the Corporation’s consolidated financial statements presented in conformity with U.S. generally accepted accounting principles as of December 31, 2015.
Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
The Corporation's internal control over financial reporting as of December 31, 2015 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their accompanying report.
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

Ralph W. Babb Jr.	Karen L. Parkhill	Muneera S. Carr
Chairman and	Vice Chairman and	Executive Vice President and
Chief Executive Officer	Chief Financial Officer	Chief Accounting Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Shareholders
Comerica Incorporated
We have audited Comerica Incorporated and subsidiaries' internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Comerica Incorporated and subsidiaries' management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report of Management. Our responsibility is to express an opinion on the Corporation's internal control over financial reporting based on our audit.
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
In our opinion, Comerica Incorporated and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2015 consolidated financial statements of Comerica Incorporated and subsidiaries and our report dated February 26, 2016 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Dallas, TX
February 26, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Shareholders
Comerica Incorporated
We have audited the accompanying consolidated balance sheets of Comerica Incorporated and subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 2015. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Comerica Incorporated and subsidiaries at December 31, 2015 and 2014, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Comerica Incorporated and subsidiaries’ internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 26, 2016 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Dallas, TX
February 26, 2016

HISTORICAL REVIEW - AVERAGE BALANCE SHEETS
Comerica Incorporated and Subsidiaries
CONSOLIDATED FINANCIAL INFORMATION

(in millions)
Years Ended December 31	2015	2014	2013	2012	2011
ASSETS
Cash and due from banks	$1,059	$934	$987	$983	$921

Interest-bearing deposits with banks	6,158	5,513	4,930	4,128	3,746
Other short-term investments	106	109	112	134	129

Investment securities	10,237	9,350	9,637	9,915	8,171

Commercial loans	31,501	29,715	27,971	26,224	22,208
Real estate construction loans	1,884	1,909	1,486	1,390	1,843
Commercial mortgage loans	8,697	8,706	9,060	9,842	10,025
Lease financing	783	834	847	864	950
International loans	1,441	1,376	1,275	1,272	1,191
Residential mortgage loans	1,878	1,778	1,620	1,505	1,580
Consumer loans	2,444	2,270	2,153	2,209	2,278
Total loans	48,628	46,588	44,412	43,306	40,075
Less allowance for loan losses	(621)	(601)	(622)	(693)	(838)
Net loans	48,007	45,987	43,790	42,613	39,237
Accrued income and other assets	4,680	4,443	4,477	4,796	4,710
Total assets	$70,247	$66,336	$63,933	$62,569	$56,914
LIABILITIES AND SHAREHOLDERS’ EQUITY
Noninterest-bearing deposits	$28,087	$25,019	$22,379	$21,004	$16,994

Money market and interest-bearing checking deposits	24,073	22,891	21,704	20,622	19,088
Savings deposits	1,841	1,744	1,657	1,593	1,550
Customer certificates of deposit	4,209	4,869	5,471	5,902	5,719
Other time deposits	—	—	—	—	23
Foreign office time deposits	116	261	500	412	388
Total interest-bearing deposits	30,239	29,765	29,332	28,529	26,768
Total deposits	58,326	54,784	51,711	49,533	43,762
Short-term borrowings	93	200	211	76	138
Accrued expenses and other liabilities	1,389	1,016	1,074	1,133	1,147
Medium- and long-term debt	2,905	2,963	3,972	4,818	5,519
Total liabilities	62,713	58,963	56,968	55,560	50,566
Total shareholders’ equity	7,534	7,373	6,965	7,009	6,348
Total liabilities and shareholders’ equity	$70,247	$66,336	$63,933	$62,569	$56,914

HISTORICAL REVIEW - STATEMENTS OF INCOME
Comerica Incorporated and Subsidiaries
CONSOLIDATED FINANCIAL INFORMATION

(in millions, except per share data)
Years Ended December 31	2015	2014	2013	2012	2011
INTEREST INCOME
Interest and fees on loans	$1,551	$1,525	$1,556	$1,617	$1,564
Interest on investment securities	216	211	214	234	233
Interest on short-term investments	17	14	14	12	12
Total interest income	1,784	1,750	1,784	1,863	1,809
INTEREST EXPENSE
Interest on deposits	43	45	55	70	90
Interest on medium- and long-term debt	52	50	57	65	66
Total interest expense	95	95	112	135	156
Net interest income	1,689	1,655	1,672	1,728	1,653
Provision for credit losses	147	27	46	79	144
Net interest income after provision for loan losses	1,542	1,628	1,626	1,649	1,509
NONINTEREST INCOME
Card fees	290	92	86	77	88
Service charges on deposit accounts	223	215	214	214	208
Fiduciary income	187	180	171	158	151
Commercial lending fees	99	98	99	96	87
Letter of credit fees	53	57	64	71	73
Bank-owned life insurance	40	39	40	39	37
Foreign exchange income	40	40	36	38	40
Brokerage fees	17	17	17	19	22
Net securities (losses) gains	(2)	—	(1)	12	14
Other noninterest income	103	130	156	146	123
Total noninterest income	1,050	868	882	870	843
NONINTEREST EXPENSES
Salaries and benefits expense	1,009	980	1,009	1,018	975
Outside processing fee expense	332	122	119	107	101
Net occupancy expense	159	171	160	163	169
Equipment expense	53	57	60	65	66
Software expense	99	95	90	90	88
FDIC insurance expense	37	33	33	38	43
Advertising expense	24	23	21	27	28
Litigation-related expenses	(32)	4	52	23	10
Gain on debt redemption	—	(32)	(1)	—	—
Merger and restructuring charges	—	—	—	35	75
Other noninterest expenses	161	173	179	191	216
Total noninterest expenses	1,842	1,626	1,722	1,757	1,771
Income before income taxes	750	870	786	762	581
Provision for income taxes	229	277	245	241	188
NET INCOME	$521	$593	$541	$521	$393
Less income allocated to participating securities	6	7	8	6	4
Net income attributable to common shares	$515	$586	$533	$515	$389
Earnings per common share:
Basic	2.93	3.28	2.92	2.68	2.11
Diluted	2.84	3.16	2.85	2.67	2.09

Comprehensive income	504	572	563	464	426

Cash dividends declared on common stock	147	143	126	106	75
Cash dividends declared per common share	0.83	0.79	0.68	0.55	0.40

HISTORICAL REVIEW - STATISTICAL DATA
Comerica Incorporated and Subsidiaries
CONSOLIDATED FINANCIAL INFORMATION

Years Ended December 31	2015	2014	2013	2012	2011
Average Rates (Fully Taxable Equivalent Basis)
Interest-bearing deposits with banks	0.26%	0.26%	0.26%	0.26%	0.24%
Other short-term investments	0.81	0.57	1.22	1.65	2.17

Investment securities	2.13	2.26	2.25	2.43	2.91

Commercial loans	3.07	3.12	3.28	3.44	3.69
Real estate construction loans	3.48	3.41	3.85	4.44	4.37
Commercial mortgage loans	3.41	3.75	4.11	4.44	4.23
Lease financing	3.17	2.33	3.23	3.01	3.51
International loans	3.58	3.65	3.74	3.73	3.83
Residential mortgage loans	3.77	3.82	4.09	4.55	5.27
Consumer loans	3.26	3.20	3.30	3.42	3.50
Total loans	3.20	3.28	3.51	3.74	3.91
Interest income as a percentage of earning assets	2.75	2.85	3.03	3.27	3.49

Domestic deposits	0.14	0.14	0.18	0.24	0.33
Deposits in foreign offices	1.02	0.82	0.52	0.63	0.48
Total interest-bearing deposits	0.14	0.15	0.19	0.25	0.33
Short-term borrowings	0.05	0.04	0.07	0.12	0.13
Medium- and long-term debt	1.80	1.68	1.45	1.36	1.20
Interest expense as a percentage of interest-bearing sources	0.29	0.29	0.33	0.41	0.48
Interest rate spread	2.46	2.56	2.70	2.86	3.01
Impact of net noninterest-bearing sources of funds	0.14	0.14	0.14	0.17	0.18
Net interest margin as a percentage of earning assets	2.60%	2.70%	2.84%	3.03%	3.19%

Ratios
Return on average common shareholders’ equity	6.91%	8.05%	7.76%	7.43%	6.18%
Return on average assets	0.74	0.89	0.85	0.83	0.69
Efficiency ratio (a)	67.10	64.31	68.83	69.24	72.73
Common equity tier 1 capital as a percentage of risk weighted assets (b)	10.54	n/a	n/a	n/a	n/a
Tier 1 common capital as a percentage of risk-weighted assets (c)	n/a	10.50	10.64	10.14	10.37
Tier 1 capital as a percentage of risk-weighted assets (b)	10.54	10.50	10.64	10.14	10.41
Total capital as a percentage of risk-weighted assets	12.69	12.51	13.10	13.15	14.25
Tangible common equity as a percentage of tangible assets (c)	9.70	9.85	10.07	9.76	10.27

Per Common Share Data
Book value at year-end	$43.03	$41.35	$39.22	$36.86	$34.79
Market value at year-end	41.83	46.84	47.54	30.34	25.80
Market value for the year
High	53.45	53.50	48.69	34.00	43.53
Low	39.52	42.73	30.73	26.25	21.48

Other Data (share data in millions)
Average common shares outstanding - basic	176	179	183	191	185
Average common shares outstanding - diluted	181	185	187	192	186
Number of banking centers	477	481	483	489	494
Number of employees (full-time equivalent)	8,880	8,876	8,948	9,035	9,468

(a)	Noninterest expenses as a percentage of the sum of net interest income (FTE) and noninterest income excluding net securities gains (losses).

(b)
Ratios calculated based on the risk-based capital requirements in effect at the time. The U.S. implementation of the Basel III regulatory capital framework became effective on January 1, 2015, with transitional provisions.

(c)	See Supplemental Financial Data section for reconcilements of non-GAAP financial measures.
n/a - not applicable

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized as of February 26, 2016.

COMERICA INCORPORATED

By:	/s/ Ralph W. Babb, Jr.
Ralph W. Babb, Jr. Chairman and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities indicated as of February 26, 2016.

/s/ Ralph W. Babb, Jr.	Chairman and Chief Executive Officer and
Ralph W. Babb, Jr.	Director (Principal Executive Officer)

/s/ Karen L. Parkhill	Vice Chairman and Chief Financial Officer
Karen L. Parkhill	(Principal Financial Officer)

/s/ Muneera S. Carr	Executive Vice President and Chief Accounting Officer
Muneera S. Carr	(Principal Accounting Officer)

/s/ Roger A. Cregg
Roger A. Cregg	Director

/s/ T. Kevin DeNicola
T. Kevin DeNicola	Director

/s/ Jacqueline P. Kane
Jacqueline P. Kane	Director

/s/ Richard G. Lindner
Richard G. Lindner	Director

/s/ Alfred A. Piergallini
Alfred A. Piergallini	Director

/s/ Robert S. Taubman
Robert S. Taubman	Director

/s/ Reginald M. Turner, Jr.
Reginald M. Turner, Jr.	Director

/s/ Nina G. Vaca
Nina G. Vaca	Director

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

4.3A
Appointment of Wells Fargo Bank, N.A. as successor Warrant Agent under the Warrant Agreement, dated as of June 9, 2010, of Comerica Incorporated (as successor to Sterling Bancshares, Inc.) (filed as Exhibit 4.1 to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, and incorporated herein by reference).

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

10.1F†
Form of Standard Comerica Incorporated Non-Qualified Stock Option Agreement under the Comerica Incorporated Amended and Restated 2006 Long-Term Incentive Plan (2015 version) (filed as Exhibit 10.2 to Registrant's Current Report on Form 8-K dated November 10, 2015, and incorporated herein by reference).

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

10.1Q†
Form of Standard Comerica Incorporated Restricted Stock Unit Agreement under the Amended and Restated Comerica Incorporated 2006 Long-Term Incentive Plan (2011 version 2) (filed as Exhibit 10.5 to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, and incorporated herein by reference).

10.1R†
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

10.1T†
Form of Standard Comerica Incorporated Senior Executive Long-Term Performance Restricted Stock Unit Award Agreement under the Amended and Restated Comerica Incorporated 2006 Long-Term Incentive Plan (2014 version 2) (filed as Exhibit 10.3 to Registrant's Current Report on Form 8-K dated July 22, 2014, and incorporated herein by reference).

10.1U†
Form of Standard Comerica Incorporated Senior Executive Long-Term Performance Restricted Stock Unit Award Agreement under the Amended and Restated Comerica Incorporated 2006 Long-Term Incentive Plan (2015 version) (filed as Exhibit 10.1 to Registrant's Current Report on Form 8-K dated November 10, 2015, and incorporated herein by reference).

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

10.15†
Comerica Incorporated Amended and Restated Incentive Plan for Non-Employee Directors (amended and restated effective May 14, 2014) (filed as Exhibit 10.3 to Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, and incorporated herein by reference).

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

10.16A†
Form of Standard Comerica Incorporated Non-Employee Director Restricted Stock Unit Agreement under the 2015 Comerica Incorporated Incentive Plan for Non-Employee Directors (filed as Exhibit 10.1 to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, and incorporated herein by reference).

10.17†
Form of Indemnification Agreement between Comerica Incorporated and certain of its directors and officers (filed as Exhibit 10.6 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2002, and incorporated herein by reference).

10.18†
Supplemental Benefit Agreement with Eugene A. Miller (filed as Exhibit 10.1 to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002, and incorporated herein by reference).

10.19†
Supplemental Pension and Retiree Medical Agreement with Ralph W. Babb Jr. (filed as Exhibit 10.2 to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998, and incorporated herein by reference).

10.20A†
Restrictive Covenants and General Release Agreement by and between J. Michael Fulton and Comerica Incorporated dated April 3, 2014 (filed as Exhibit 10.1 to Registrant's Current Report on Form 8-K dated April 3, 2014, and incorporated herein by reference).

10.20B†
Restrictive Covenants and General Release Agreement by and between Elizabeth S. Acton and Comerica Incorporated dated April 20, 2012 (filed as Exhibit 10.1 to Registrant's Current Report on Form 8-K dated April 25, 2012, and incorporated herein by reference).

10.21†
Form of Change of Control Employment Agreement (BE4 and Higher Version without gross-up or window period-2009 version) (filed as Exhibit 10.42 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2009, and incorporated herein by reference).

10.21A†	Schedule of Named Executive Officers Party to Change of Control Employment Agreement (BE4 and Higher Version without gross-up or window period-2009 version).

10.22†
Form of Change of Control Employment Agreement (BE4 and Higher Version) (filed as Exhibit 10.1 to Registrant's Current Report on Form 8-K dated November 18, 2008, and incorporated herein by reference).

10.22A†	Schedule of Named Executive Officers Party to Change of Control Employment Agreement (BE4 and Higher Version).

10.23†	Form of Change of Control Employment Agreement (BE2-BE3 Version) (filed as Exhibit 10.2 to Registrant's Current Report on Form 8-K dated November 18, 2008, and incorporated herein by reference).

10.24†
Form of Change of Control Employment Agreement (BE4 and Higher Version without gross-up or window period-current) (filed as Exhibit 10.2 to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, and incorporated herein by reference).

10.25†
Waiver of Senior Executive Officers dated November 14, 2008 (filed as Exhibit 10.2 to Registrant's Current Report on Form 8-K dated November 13, 2008, regarding U.S. Department of Treasury's Capital Purchase Program, and incorporated herein by reference).

11	Statement regarding Computation of Net Income Per Common Share (incorporated by reference from Note 15 on page F-91 of this Annual Report on Form 10-K).

12	(not applicable)

13	(not applicable)

14	(not applicable)

16	(not applicable)

18	(not applicable)

21	Subsidiaries of Registrant.

22	(not applicable)

23.1	Consent of Ernst & Young LLP.

24	(not applicable)

31.1	Chairman and CEO Rule 13a-14(a)/15d-14(a) Certification of Periodic Report (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002).

31.2	Vice Chairman and CFO Rule 13a-14(a)/15d-14(a) Certification of Periodic Report (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002).

32	Section 1350 Certification of Periodic Report (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002).

33	(not applicable)

34	(not applicable)

35	(not applicable)

95	(not applicable)

99	(not applicable)

100	(not applicable)

101
Financial statements from Annual Report on Form 10-K of the Registrant for the year ended December 31, 2015, formatted in Extensible Business Reporting Language: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Changes in Shareholders' Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements.

†	Management contract or compensatory plan or arrangement.

File No. for all filings under Exchange Act, unless otherwise noted: 1-10706.