Form 10-Q
period 2016-03-31
COMERICA INC /NEW/
filed 2016-04-29
CIK 28412

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________
FORM 10-Q
______________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016
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
$5 par value common stock:
Outstanding as of April 25, 2016: 175,133,972 shares

COMERICA INCORPORATED AND SUBSIDIARIES

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements

CONSOLIDATED BALANCE SHEETS
Comerica Incorporated and Subsidiaries

(in millions, except share data)	March 31, 2016	December 31, 2015
	(unaudited)
ASSETS
Cash and due from banks	$977	$1,157

Interest-bearing deposits with banks	2,025	4,990
Other short-term investments	94	113

Investment securities available-for-sale	10,607	10,519
Investment securities held-to-maturity	1,907	1,981

Commercial loans	31,562	31,659
Real estate construction loans	2,290	2,001
Commercial mortgage loans	8,982	8,977
Lease financing	731	724
International loans	1,455	1,368
Residential mortgage loans	1,874	1,870
Consumer loans	2,483	2,485
Total loans	49,377	49,084
Less allowance for loan losses	(724)	(634)
Net loans	48,653	48,450
Premises and equipment	541	550
Accrued income and other assets	4,203	4,117
Total assets	$69,007	$71,877

LIABILITIES AND SHAREHOLDERS’ EQUITY
Noninterest-bearing deposits	$28,025	$30,839

Money market and interest-bearing checking deposits	22,872	23,532
Savings deposits	2,006	1,898
Customer certificates of deposit	3,401	3,552
Foreign office time deposits	47	32
Total interest-bearing deposits	28,326	29,014
Total deposits	56,351	59,853
Short-term borrowings	514	23
Accrued expenses and other liabilities	1,389	1,383
Medium- and long-term debt	3,109	3,058
Total liabilities	61,363	64,317

Common stock - $5 par value:
Authorized - 325,000,000 shares
Issued - 228,164,824 shares	1,141	1,141
Capital surplus	2,158	2,173
Accumulated other comprehensive loss	(328)	(429)
Retained earnings	7,097	7,084
Less cost of common stock in treasury - 53,086,733 shares at 3/31/16 and 52,457,113 shares at 12/31/15	(2,424)	(2,409)
Total shareholders’ equity	7,644	7,560
Total liabilities and shareholders’ equity	$69,007	$71,877
See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)
Comerica Incorporated and Subsidiaries

	Three Months Ended March 31,
(in millions, except per share data)	2016	2015
INTEREST INCOME
Interest and fees on loans	$406	$378
Interest on investment securities	62	53
Interest on short-term investments	4	4
Total interest income	472	435
INTEREST EXPENSE
Interest on deposits	10	11
Interest on medium- and long-term debt	15	11
Total interest expense	25	22
Net interest income	447	413
Provision for credit losses	148	14
Net interest income after provision for credit losses	299	399
NONINTEREST INCOME
Card fees	74	64
Service charges on deposit accounts	55	55
Fiduciary income	46	47
Commercial lending fees	20	25
Letter of credit fees	13	13
Bank-owned life insurance	9	9
Foreign exchange income	10	10
Brokerage fees	4	4
Net securities losses	(2)	(2)
Other noninterest income	17	27
Total noninterest income	246	252
NONINTEREST EXPENSES
Salaries and benefits expense	248	253
Outside processing fee expense	79	74
Net occupancy expense	38	38
Equipment expense	13	13
Software expense	29	23
FDIC insurance expense	11	9
Advertising expense	4	6
Litigation-related expense	—	1
Other noninterest expenses	38	39
Total noninterest expenses	460	456
Income before income taxes	85	195
Provision for income taxes	25	61
NET INCOME	60	134
Less income allocated to participating securities	1	2
Net income attributable to common shares	$59	$132
Earnings per common share:
Basic	$0.34	$0.75
Diluted	0.34	0.73

Comprehensive income	161	176

Cash dividends declared on common stock	37	36
Cash dividends declared per common share	0.21	0.20
See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (unaudited)
Comerica Incorporated and Subsidiaries

	Common Stock			Accumulated Other Comprehensive Loss			Total Shareholders’ Equity
(in millions, except per share data)	Shares Outstanding	Amount	Capital Surplus		Retained Earnings	Treasury Stock

BALANCE AT DECEMBER 31, 2014	179.0	$1,141	$2,188	$(412)	$6,744	$(2,259)	$7,402
Net income	—	—	—	—	134	—	134
Other comprehensive income, net of tax	—	—	—	42	—	—	42
Cash dividends declared on common stock ($0.20 per share)	—	—	—	—	(36)	—	(36)
Purchase of common stock	(1.5)	—	—	—	—	(66)	(66)
Net issuance of common stock under employee stock plans	0.6	—	(16)	—	(2)	25	7
Share-based compensation	—	—	16	—	—	—	16
Other	—	—	—	—	1	—	1
BALANCE AT MARCH 31, 2015	178.1	$1,141	$2,188	$(370)	$6,841	$(2,300)	$7,500

BALANCE AT DECEMBER 31, 2015	175.7	$1,141	$2,173	$(429)	$7,084	$(2,409)	$7,560
Net income	—	—	—	—	60	—	60
Other comprehensive income, net of tax	—	—	—	101	—	—	101
Cash dividends declared on common stock ($0.21 per share)	—	—	—	—	(37)	—	(37)
Purchase of common stock	(1.4)	—	—	—	—	(49)	(49)
Net issuance of common stock under employee stock plans	0.8	—	(35)	—	(10)	34	(11)
Share-based compensation	—	—	20	—	—	—	20
BALANCE AT MARCH 31, 2016	175.1	$1,141	$2,158	$(328)	$7,097	$(2,424)	$7,644
See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
Comerica Incorporated and Subsidiaries

	Three Months Ended March 31,
(in millions)	2016	2015
OPERATING ACTIVITIES
Net income	$60	$134
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	148	14
Benefit for deferred income taxes	(39)	(21)
Depreciation and amortization	30	30
Net periodic defined benefit cost	3	11
Share-based compensation expense	20	16
Net amortization of securities	2	4
Accretion of loan purchase discount	(2)	(3)
Net securities losses	2	2
Net gains on sales of foreclosed property	(1)	—
Excess tax benefits from share-based compensation arrangements	—	(2)
Net change in:
Accrued income receivable	(4)	(6)
Accrued expenses payable	10	(31)
Other, net	16	190
Net cash provided by operating activities	245	338
INVESTING ACTIVITIES
Investment securities available-for-sale:
Maturities and redemptions	336	393
Sales	14	37
Purchases	(291)	(487)
Investment securities held-to-maturity:
Maturities and redemptions	75	66
Net change in loans	(352)	(487)
Proceeds from sales of foreclosed property	5	2
Net increase in premises and equipment	(27)	(25)
Purchases of Federal Home Loan Bank stock	(21)	—
Other, net	3	—
Net cash used in investing activities	(258)	(501)
FINANCING ACTIVITIES
Net change in:
Deposits	(3,537)	184
Short-term borrowings	491	(36)
Common stock:
Repurchases	(49)	(66)
Cash dividends paid	(37)	(36)
Issuances under employee stock plans	1	6
Excess tax benefits from share-based compensation arrangements	—	2
Other, net	(1)	—
Net cash (used in) provided by financing activities	(3,132)	54
Net decrease in cash and cash equivalents	(3,145)	(109)
Cash and cash equivalents at beginning of period	6,147	6,071
Cash and cash equivalents at end of period	$3,002	$5,962
Interest paid	$19	$19
Income taxes paid (refunds received)	2	(103)
Noncash investing and financing activities:
Loans transferred to other real estate	17	2
See notes to consolidated financial statements.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

NOTE 1 - BASIS OF PRESENTATION AND ACCOUNTING POLICIES
Organization
The accompanying unaudited consolidated financial statements were prepared in accordance with United States (U.S.) generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation were included. The results of operations for the three months ended March 31, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016. Certain items in prior periods were reclassified to conform to the current presentation. For further information, refer to the consolidated financial statements and footnotes thereto included in the Annual Report of Comerica Incorporated and Subsidiaries (the Corporation) on Form 10-K for the year ended December 31, 2015.
Pending Accounting Pronouncements
In February 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2016-02, “Leases (Topic 842),” (ASU 2016-02), to increase the transparency and comparability of lease recognition and disclosure. The update requires lessees to recognize lease contracts with a term greater than one year on the balance sheet, while recognizing expenses on the income statement in a manner similar to current guidance. For lessors, the update makes targeted changes to the classification criteria and the lessor accounting model to align the guidance with the new lessee model and revenue guidance. ASU 2016-02 is effective for the Corporation on January 1, 2019 and must be applied using the modified retrospective approach. Early adoption is permitted. The Corporation is currently evaluating the impact of adopting ASU 2016-02.
In March 2016, the FASB issued ASU No. 2016-09, “Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payments Accounting,” (ASU 2016-09), which intends to simplify accounting for share based payment transactions, including the income tax consequences and classification of awards. Among other items, the update requires excess tax benefits and deficiencies to be recognized as a component of income taxes within the income statement rather than other comprehensive income as required in current guidance. ASU 2016-09 is effective for the Corporation on January 1, 2017. The recognition of excess tax benefits and deficiencies in the income statement must be adopted prospectively. The method of transition required will differ for other items being amended. Early adoption is permitted. The impact to the Corporation upon adoption is dependent on the market value per share of the Corporation's common stock at option expiration dates and restricted stock vesting dates.
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
Refer to Note 1 to the consolidated financial statements in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2015 for further information about the fair value hierarchy, descriptions of the valuation methodologies and key inputs used to measure financial assets and liabilities recorded at fair value, as well as a description of the methods and significant assumptions used to estimate fair value disclosures for financial instruments not recorded at fair value in their entirety on a recurring basis.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

ASSETS AND LIABLILITIES RECORDED AT FAIR VALUE ON A RECURRING BASIS
The following tables present the recorded amount of assets and liabilities measured at fair value on a recurring basis as of March 31, 2016 and December 31, 2015.

(in millions)	Total	Level 1	Level 2	Level 3
March 31, 2016
Trading securities:
Deferred compensation plan assets	$83	$83	$—	$—
Equity and other non-debt securities	3	3	—	—
Total trading securities	86	86	—	—
Investment securities available-for-sale:
U.S. Treasury and other U.S. government agency securities	2,823	2,823	—	—
Residential mortgage-backed securities (a)	7,591	—	7,591	—
State and municipal securities	9	—	—	9	(b)
Corporate debt securities	1	—	—	1	(b)
Equity and other non-debt securities	183	132	—	51	(b)
Total investment securities available-for-sale	10,607	2,955	7,591	61
Derivative assets:
Interest rate contracts	407	—	387	20
Energy derivative contracts	393	—	393	—
Foreign exchange contracts	53	—	53	—
Warrants	2	—	—	2
Total derivative assets	855	—	833	22
Total assets at fair value	$11,548	$3,041	$8,424	$83
Derivative liabilities:
Interest rate contracts	$169	$—	$169	$—
Energy derivative contracts	391	—	391	—
Foreign exchange contracts	48	—	48	—
Total derivative liabilities	608	—	608	—
Deferred compensation plan liabilities	83	83	—	—
Total liabilities at fair value	$691	$83	$608	$—

(a)	Residential mortgage-backed securities issued and/or guaranteed by U.S. government agencies or U.S. government-sponsored enterprises.

(b)	Auction-rate securities.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

(in millions)	Total	Level 1	Level 2	Level 3
December 31, 2015
Trading securities:
Deferred compensation plan assets	$89	$89	$—	$—
Equity and other non-debt securities	3	3	—	—
Total trading securities	92	92	—	—
Investment securities available-for-sale:
U.S. Treasury and other U.S. government agency securities	2,763	2,763	—	—
Residential mortgage-backed securities (a)	7,545	—	7,545	—
State and municipal securities	9	—	—	9	(b)
Corporate debt securities	1	—	—	1	(b)
Equity and other non-debt securities	201	134	—	67	(b)
Total investment securities available-for-sale	10,519	2,897	7,545	77
Derivative assets:
Interest rate contracts	286	—	277	9
Energy derivative contracts	475	—	475	—
Foreign exchange contracts	57	—	57	—
Warrants	2	—	—	2
Total derivative assets	820	—	809	11
Total assets at fair value	$11,431	$2,989	$8,354	$88
Derivative liabilities:
Interest rate contracts	$92	$—	$92	$—
Energy derivative contracts	472	—	472	—
Foreign exchange contracts	46	—	46	—
Total derivative liabilities	610	—	610	—
Deferred compensation plan liabilities	89	89	—	—
Total liabilities at fair value	$699	$89	$610	$—

(a)	Residential mortgage-backed securities issued and/or guaranteed by U.S. government agencies or U.S. government-sponsored enterprises.

(b)	Auction-rate securities.
There were no transfers of assets or liabilities recorded at fair value on a recurring basis into or out of Level 1, Level 2 and Level 3 fair value measurements during each of the three-month periods ended March 31, 2016 and 2015.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

The following table summarizes the changes in Level 3 assets and liabilities measured at fair value on a recurring basis for the three-month periods ended March 31, 2016 and 2015.

		Net Realized/Unrealized Gains (Losses) (Pretax)

	Balance at Beginning of Period	Recorded in Earnings				Recorded in Other Comprehensive Income (Loss)			Balance at End of Period

(in millions)		Realized		Unrealized				Sales
Three Months Ended March 31, 2016
Investment securities available-for-sale:
State and municipal securities (a)	$9	$—		$—		$—		$—	$9
Corporate debt securities (a)	1	—		—		—		—	1
Equity and other non-debt securities (a)	67	—		—		(1)	(b)	(15)	51
Total investment securities available-for-sale	77	—		—		(1)	(b)	(15)	61
Derivative assets:
Interest rate contracts	9	—		11	(c)	—		—	20
Warrants	2	—		—		—		—	2
Three Months Ended March 31, 2015
Investment securities available-for-sale:
State and municipal securities (a)	$23	$—		$—		$—		$—	$23
Corporate debt securities (a)	1	—		—		—		—	1
Equity and other non-debt securities (a)	112	(2)	(d)	—		1	(b)	(40)	71
Total investment securities available-for-sale	136	(2)	(d)	—		1	(b)	(40)	95
Derivative assets:
Interest rate contracts	—	—		11	(c)	—		—	11
Warrants	4	—		(1)	(c)	—		—	3

(a)	Auction-rate securities.

(b)	Recorded in "net unrealized gains (losses) on investment securities available-for-sale" in other comprehensive income (loss).

(c)	Realized and unrealized gains and losses due to changes in fair value recorded in "other noninterest income" on the consolidated statements of comprehensive income.

(d)	Realized and unrealized gains and losses due to changes in fair value recorded in "net securities losses" on the consolidated statements of comprehensive income.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

ASSETS AND LIABILITIES RECORDED AT FAIR VALUE ON A NONRECURRING BASIS
The Corporation may be required, from time to time, to record certain assets and liabilities at fair value on a nonrecurring basis. These include assets that are recorded at the lower of cost or fair value that were recognized at fair value below cost at the end of the period. The following table presents assets recorded at fair value on a nonrecurring basis at March 31, 2016 and December 31, 2015. No liabilities were recorded at fair value on a nonrecurring basis at March 31, 2016 and December 31, 2015.

(in millions)	Total	Level 2	Level 3
March 31, 2016
Loans held-for-sale:
Commercial	$7	$7	$—
Loans:
Commercial	346	—	346
Commercial mortgage	11	—	11
International	27	—	27
Total loans	384	—	384
Other real estate	1	—	1
Total assets at fair value	$392	$7	$385
December 31, 2015
Loans held-for-sale:
Commercial	$8	$8	$—
Loans:
Commercial	134	—	134
Commercial mortgage	11	—	11
International	8	—	8
Total loans	153	—	153
Other real estate	2	—	2
Total assets at fair value excluding investments recorded at net asset value	163	8	155
Other investments recorded at net asset value:
Nonmarketable equity securities (a)	1
Total assets at fair value	$164

(a)
Certain investments that are measured at fair value using the net asset value have not been classified in the fair value hierarchy. The fair value amounts presented in the table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the consolidated balance sheets.

Level 3 assets recorded at fair value on a nonrecurring basis at March 31, 2016 and December 31, 2015 included loans for which a specific allowance was established based on the fair value of collateral and other real estate for which fair value of the properties was less than the cost basis. For both asset classes, the unobservable inputs were the additional adjustments applied by management to the appraised values to reflect such factors as non-current appraisals and revisions to estimated time to sell. These adjustments are determined based on qualitative judgments made by management on a case-by-case basis and are not quantifiable inputs, although they are used in the determination of fair value.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

The Corporation's Level 3 recurring fair value measurements primarily include auction-rate securities where fair value is determined using an income approach based on a discounted cash flow model and certain interest rate derivative contracts where credit valuation adjustments are significant to the overall fair value of the derivative. The inputs in the table below reflect management's expectation of continued illiquidity in the secondary auction-rate securities market due to a lack of market activity for the issuers remaining in the portfolio, a lack of market incentives for issuer redemptions, and the expectation for a continuing low interest rate environment. The March 31, 2016 workout periods reflect the view that short-term interest rates could rise at a slower pace in 2016 than was expected at December 31, 2015.

		Discounted Cash Flow Model
		Unobservable Input
	Fair Value (in millions)	Discount Rate	Workout Period (in years)
March 31, 2016
State and municipal securities (a)	$9	5% - 6%	1 - 3
Equity and other non-debt securities (a)	51	6% - 9%	1 - 2
December 31, 2015
State and municipal securities (a)	$9	3% - 8%	1 - 2
Equity and other non-debt securities (a)	67	4% - 9%	1

(a)	Auction-rate securities.

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
The carrying amount and estimated fair value of financial instruments not recorded at fair value in their entirety on a recurring basis on the Corporation’s consolidated balance sheets are as follows:

	Carrying Amount	Estimated Fair Value
(in millions)		Total	Level 1	Level 2	Level 3
March 31, 2016
Assets
Cash and due from banks	$977	$977	$977	$—	$—
Interest-bearing deposits with banks	2,025	2,025	2,025	—	—
Investment securities held-to-maturity	1,907	1,927	—	1,927	—
Loans held-for-sale (a)	8	8	—	8	—
Total loans, net of allowance for loan losses (b)	48,653	48,588	—	—	48,588
Customers’ liability on acceptances outstanding	4	4	4	—	—
Restricted equity investments	113	113	113	—	—
Nonmarketable equity securities (c) (d)	10	18
Liabilities
Demand deposits (noninterest-bearing)	28,025	28,025	—	28,025	—
Interest-bearing deposits	24,925	24,925	—	24,925	—
Customer certificates of deposit	3,401	3,390	—	3,390	—
Total deposits	56,351	56,340	—	56,340	—
Short-term borrowings	514	514	514	—	—
Acceptances outstanding	4	4	4	—	—
Medium- and long-term debt	3,109	3,029	—	3,029	—
Credit-related financial instruments	(83)	(83)	—	—	(83)
December 31, 2015
Assets
Cash and due from banks	$1,157	$1,157	$1,157	$—	$—
Interest-bearing deposits with banks	4,990	4,990	4,990	—	—
Investment securities held-to-maturity	1,981	1,973	—	1,973	—
Loans held-for-sale (a)	21	21	—	21	—
Total loans, net of allowance for loan losses (b)	48,450	48,269	—	—	48,269
Customers’ liability on acceptances outstanding	5	5	5	—	—
Restricted equity investments	92	92	92	—	—
Nonmarketable equity securities (c) (d)	10	18
Liabilities
Demand deposits (noninterest-bearing)	30,839	30,839	—	30,839	—
Interest-bearing deposits	25,462	25,462	—	25,462	—
Customer certificates of deposit	3,552	3,536	—	3,536	—
Total deposits	59,853	59,837	—	59,837	—
Short-term borrowings	23	23	23	—	—
Acceptances outstanding	5	5	5	—	—
Medium- and long-term debt	3,058	3,032	—	3,032	—
Credit-related financial instruments	(83)	(83)	—	—	(83)

(a)	Included $7 million and $8 million impaired loans held-for-sale recorded at fair value on a nonrecurring basis at March 31, 2016 and December 31, 2015, respectively.

(b)	Included $384 million and $153 million of impaired loans recorded at fair value on a nonrecurring basis at March 31, 2016 and December 31, 2015, respectively.

(c)	Included $1 million of nonmarketable equity securities recorded at fair value on a nonrecurring basis at December 31, 2015.

(d)
Certain investments that are measured at fair value using the net asset value have not been classified in the fair value hierarchy. The fair value amounts presented in the table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the consolidated balance sheets.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

NOTE 3 - INVESTMENT SECURITIES
A summary of the Corporation’s investment securities follows:

(in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
March 31, 2016
Investment securities available-for-sale:
U.S. Treasury and other U.S. government agency securities	$2,769	$54	$—	$2,823
Residential mortgage-backed securities (a)	7,468	135	12	7,591
State and municipal securities	9	—	—	9
Corporate debt securities	1	—	—	1
Equity and other non-debt securities	183	1	1	183
Total investment securities available-for-sale (b)	$10,430	$190	$13	$10,607
Investment securities held-to-maturity (c):
Residential mortgage-backed securities (a)	$1,907	$20	$—	$1,927

December 31, 2015
Investment securities available-for-sale:
U.S. Treasury and other U.S. government agency securities	$2,769	$1	$7	$2,763
Residential mortgage-backed securities (a)	7,513	76	44	7,545
State and municipal securities	9	—	—	9
Corporate debt securities	1	—	—	1
Equity and other non-debt securities	199	2	—	201
Total investment securities available-for-sale (b)	$10,491	$79	$51	$10,519
Investment securities held-to-maturity (c):
Residential mortgage-backed securities (a)	$1,981	$2	$10	$1,973

(a)	Issued and/or guaranteed by U.S. government agencies or U.S. government-sponsored enterprises.

(b)
Included auction-rate securities at amortized cost and fair value of $61 million and $60 million, respectively as of March 31, 2016 and $76 million and $77 million, respectively, as of December 31, 2015.

(c)
The amortized cost of investment securities held-to-maturity included net unrealized losses of $14 million at March 31, 2016 and $15 million at December 31, 2015 related to securities transferred from available-for-sale, which are included in accumulated other comprehensive loss.

A summary of the Corporation’s investment securities in an unrealized loss position as of March 31, 2016 and December 31, 2015 follows:

	Temporarily Impaired
	Less than 12 Months			12 Months or more			Total
(in millions)	Fair Value	Unrealized Losses		Fair Value	Unrealized Losses		Fair Value	Unrealized Losses
March 31, 2016
Residential mortgage-backed securities (a)	$137	$—		$1,989	$25		$2,126	$25
State and municipal securities (b)	—	—		9	—	(c)	9	—	(c)
Corporate debt securities (b)	—	—		1	—	(c)	1	—	(c)
Equity and other non-debt securities (b)	51	1		—	—		51	1
Total temporarily impaired securities	$188	$1		$1,999	$25		$2,187	$26
December 31, 2015
U.S. Treasury and other U.S. government agency securities	$2,265	$7		$—	$—		$2,265	$7
Residential mortgage-backed securities (a)	2,665	21		1,976	51		4,641	72
State and municipal securities (b)	—	—		9	—	(c)	9	—	(c)
Corporate debt securities (b)	—	—		1	—	(c)	1	—	(c)
Equity and other non-debt securities (b)	14	—	(c)	—	—		14	—	(c)
Total temporarily impaired securities	$4,944	$28		$1,986	$51		$6,930	$79

(a)	Issued and/or guaranteed by U.S. government agencies or U.S. government-sponsored enterprises.

(b)	Primarily auction-rate securities.

(c)	Unrealized losses less than $0.5 million.
At March 31, 2016, the Corporation had 109 securities in an unrealized loss position with no credit impairment, including 63 residential mortgage-backed securities, 16 state and municipal auction-rate securities, one corporate auction-rate debt security

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

and 29 equity and other non-debt auction-rate preferred securities. As of March 31, 2016, approximately 95 percent of the aggregate par value of auction-rate securities have been redeemed or sold since acquisition, of which approximately 90 percent were redeemed at or above cost. The unrealized losses for these securities resulted from changes in market interest rates and liquidity. The Corporation ultimately expects full collection of the carrying amount of these securities, does not intend to sell the securities in an unrealized loss position, and it is not more-likely-than-not that the Corporation will be required to sell the securities in an unrealized loss position prior to recovery of amortized cost. The Corporation does not consider these securities to be other-than-temporarily impaired at March 31, 2016.
Sales, calls and write-downs of investment securities available-for-sale resulted in no securities gains and $2 million of securities losses in each of the three-month periods ended March 31, 2016, and 2015, recorded in “net securities losses” on the consolidated statements of comprehensive income, computed based on the adjusted cost of the specific security.
The following table summarizes the amortized cost and fair values of debt securities by contractual maturity. Securities with multiple maturity dates are classified in the period of final maturity. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(in millions)	Available-for-sale		Held-to-maturity
March 31, 2016	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Contractual maturity
Within one year	$10	$10	$—	$—
After one year through five years	3,002	3,058	—	—
After five years through ten years	1,438	1,490	—	—
After ten years	5,797	5,866	1,907	1,927
Subtotal	10,247	10,424	1,907	1,927
Equity and other non-debt securities	183	183	—	—
Total investment securities	$10,430	$10,607	$1,907	$1,927
Included in the contractual maturity distribution in the table above were residential mortgage-backed securities available-for-sale with total amortized cost and fair value of $7.5 billion and $7.6 billion, respectively, and residential mortgage-backed securities held-to-maturity with a total amortized cost and fair value of $1.9 billion. The actual cash flows of mortgage-backed securities may differ from contractual maturity as the borrowers of the underlying loans may exercise prepayment options.
At March 31, 2016, investment securities with a carrying value of $1.8 billion were pledged where permitted or required by law to secure $1.2 billion of liabilities, primarily public and other deposits of state and local government agencies and derivative instruments.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

NOTE 4 – CREDIT QUALITY AND ALLOWANCE FOR CREDIT LOSSES
The following table presents an aging analysis of the recorded balance of loans.

	Loans Past Due and Still Accruing
(in millions)	30-59 Days	60-89 Days	90 Days or More	Total	Nonaccrual Loans	Current Loans	Total Loans
March 31, 2016
Business loans:
Commercial	$44	$19	$2	$65	$547	$30,950	$31,562
Real estate construction:
Commercial Real Estate business line (a)	—	—	—	—	—	1,947	1,947
Other business lines (b)	—	3	—	3	—	340	343
Total real estate construction	—	3	—	3	—	2,287	2,290
Commercial mortgage:
Commercial Real Estate business line (a)	18	13	—	31	8	2,129	2,168
Other business lines (b)	7	5	2	14	39	6,761	6,814
Total commercial mortgage	25	18	2	45	47	8,890	8,982
Lease financing	—	—	—	—	6	725	731
International	10	12	—	22	27	1,406	1,455
Total business loans	79	52	4	135	627	44,258	45,020
Retail loans:
Residential mortgage	6	1	9	16	26	1,832	1,874
Consumer:
Home equity	5	2	—	7	27	1,704	1,738
Other consumer	1	1	—	2	1	742	745
Total consumer	6	3	—	9	28	2,446	2,483
Total retail loans	12	4	9	25	54	4,278	4,357
Total loans	$91	$56	$13	$160	$681	$48,536	$49,377
December 31, 2015
Business loans:
Commercial	$46	$12	$13	$71	$238	$31,350	$31,659
Real estate construction:
Commercial Real Estate business line (a)	5	—	—	5	—	1,676	1,681
Other business lines (b)	3	—	—	3	1	316	320
Total real estate construction	8	—	—	8	1	1,992	2,001
Commercial mortgage:
Commercial Real Estate business line (a)	7	—	1	8	16	2,080	2,104
Other business lines (b)	7	5	3	15	44	6,814	6,873
Total commercial mortgage	14	5	4	23	60	8,894	8,977
Lease financing	—	—	—	—	6	718	724
International	2	—	—	2	8	1,358	1,368
Total business loans	70	17	17	104	313	44,312	44,729
Retail loans:
Residential mortgage	26	1	—	27	27	1,816	1,870
Consumer:
Home equity	5	3	—	8	27	1,685	1,720
Other consumer	7	—	—	7	—	758	765
Total consumer	12	3	—	15	27	2,443	2,485
Total retail loans	38	4	—	42	54	4,259	4,355
Total loans	$108	$21	$17	$146	$367	$48,571	$49,084

(a)	Primarily loans to real estate developers.

(b)	Primarily loans secured by owner-occupied real estate.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

The following table presents loans by credit quality indicator, based on internal risk ratings assigned to each business loan at the time of approval and subjected to subsequent reviews, generally at least annually, and to pools of retail loans with similar risk characteristics.

	Internally Assigned Rating
(in millions)	Pass (a)	Special Mention (b)	Substandard (c)	Nonaccrual (d)	Total
March 31, 2016
Business loans:
Commercial	$28,295	$1,227	$1,493	$547	$31,562
Real estate construction:
Commercial Real Estate business line (e)	1,947	—	—	—	1,947
Other business lines (f)	334	8	1	—	343
Total real estate construction	2,281	8	1	—	2,290
Commercial mortgage:
Commercial Real Estate business line (e)	2,104	32	24	8	2,168
Other business lines (f)	6,451	189	135	39	6,814
Total commercial mortgage	8,555	221	159	47	8,982
Lease financing	704	14	7	6	731
International	1,334	41	53	27	1,455
Total business loans	41,169	1,511	1,713	627	45,020
Retail loans:
Residential mortgage	1,837	1	10	26	1,874
Consumer:
Home equity	1,706	2	3	27	1,738
Other consumer	737	3	4	1	745
Total consumer	2,443	5	7	28	2,483
Total retail loans	4,280	6	17	54	4,357
Total loans	$45,449	$1,517	$1,730	$681	$49,377
December 31, 2015
Business loans:
Commercial	$29,117	$1,293	$1,011	$238	$31,659
Real estate construction:
Commercial Real Estate business line (e)	1,681	—	—	—	1,681
Other business lines (f)	318	1	—	1	320
Total real estate construction	1,999	1	—	1	2,001
Commercial mortgage:
Commercial Real Estate business line (e)	2,031	31	26	16	2,104
Other business lines (f)	6,536	172	121	44	6,873
Total commercial mortgage	8,567	203	147	60	8,977
Lease financing	693	17	8	6	724
International	1,245	59	56	8	1,368
Total business loans	41,621	1,573	1,222	313	44,729
Retail loans:
Residential mortgage	1,828	2	13	27	1,870
Consumer:
Home equity	1,687	1	5	27	1,720
Other consumer	755	3	7	—	765
Total consumer	2,442	4	12	27	2,485
Total retail loans	4,270	6	25	54	4,355
Total loans	$45,891	$1,579	$1,247	$367	$49,084

(a)	Includes all loans not included in the categories of special mention, substandard or nonaccrual.

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

(d)
Nonaccrual loans are loans for which the accrual of interest has been discontinued. For further information regarding nonaccrual loans, refer to the Nonperforming Assets subheading in Note 1 - Basis of Presentation and Accounting Policies - on page F-58 in the Corporation's 2015 Annual Report. A significant majority of nonaccrual loans are generally consistent with the "substandard" category and the remainder are generally consistent with the "doubtful" category as defined by regulatory authorities.

(e)	Primarily loans to real estate developers.

(f)	Primarily loans secured by owner-occupied real estate.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

The following table summarizes nonperforming assets.

(in millions)	March 31, 2016	December 31, 2015
Nonaccrual loans	$681	$367
Reduced-rate loans (a)	8	12
Total nonperforming loans	689	379
Foreclosed property (b)	25	12
Total nonperforming assets	$714	$391

(a)	There were no reduced-rate business loans at both March 31, 2016 and December 31, 2015. Reduced-rate retail loans were $8 million and $12 million at March 31, 2016 and December 31, 2015, respectively.

(b)	Included $8 million and $9 million of foreclosed residential real estate properties at March 31, 2016 and December 31, 2015, respectively.
There were no retail loans secured by residential real estate properties in process of foreclosure included in nonaccrual loans at March 31, 2016 compared to $1 million at December 31, 2015.
Allowance for Credit Losses
The following table details the changes in the allowance for loan losses and related loan amounts.

	2016			2015
(in millions)	Business Loans	Retail Loans	Total	Business Loans	Retail Loans	Total

Three Months Ended March 31
Allowance for loan losses:
Balance at beginning of period	$579	$55	$634	$534	$60	$594
Loan charge-offs	(75)	(2)	(77)	(21)	(2)	(23)
Recoveries on loans previously charged-off	24	1	25	12	3	15
Net loan (charge-offs) recoveries	(51)	(1)	(52)	(9)	1	(8)
Provision for loan losses	145	(4)	141	17	(1)	16
Foreign currency translation adjustment	1	—	1	(1)	—	(1)
Balance at end of period	$674	$50	$724	$541	$60	$601
As a percentage of total loans	1.50%	1.14%	1.47%	1.21%	1.39%	1.22%

March 31
Allowance for loan losses:
Individually evaluated for impairment	$88	$—	$88	$31	$—	$31
Collectively evaluated for impairment	586	50	636	510	60	570
Total allowance for loan losses	$674	$50	$724	$541	$60	$601
Loans:
Individually evaluated for impairment	$755	$27	$782	$169	$37	$206
Collectively evaluated for impairment	44,265	4,330	48,595	44,622	4,242	48,864
Purchased credit impaired (PCI) loans (a)	—	—	—	—	2	2
Total loans evaluated for impairment	$45,020	$4,357	$49,377	$44,791	$4,281	$49,072
(a) No allowance for loan losses was required for PCI loans at March 31, 2016 and 2015.
Changes in the allowance for credit losses on lending-related commitments, included in "accrued expenses and other liabilities" on the consolidated balance sheets, are summarized in the following table.

	Three Months Ended March 31,
(in millions)	2016	2015
Balance at beginning of period	$45	$41
Charge-offs on lending related commitments (a)	(6)	—
Provision for credit losses on lending-related commitments	7	(2)
Balance at end of period	$46	$39
(a)    Charge-offs result from the sale of unfunded lending-related commitments.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

Individually Evaluated Impaired Loans
The following table presents additional information regarding individually evaluated impaired loans.

	Recorded Investment In:
(in millions)	Impaired Loans with No Related Allowance	Impaired Loans with Related Allowance	Total Impaired Loans	Unpaid Principal Balance	Related Allowance for Loan Losses
March 31, 2016
Business loans:
Commercial	$106	$583	$689	$778	$80
Commercial mortgage:
Commercial Real Estate business line (a)	—	8	8	15	1
Other business lines (b)	—	31	31	46	5
Total commercial mortgage	—	39	39	61	6
International	—	27	27	35	2
Total business loans	106	649	755	874	88
Retail loans:
Residential mortgage	12	—	12	12	—
Consumer:
Home equity	12	—	12	12	—
Other consumer	3	—	3	3	—
Total consumer	15	—	15	15	—
Total retail loans (c)	27	—	27	27	—
Total individually evaluated impaired loans	$133	$649	$782	$901	$88
December 31, 2015
Business loans:
Commercial	$82	$252	$334	$398	$45
Commercial mortgage:
Commercial Real Estate business line (a)	7	8	15	38	1
Other business lines (b)	2	32	34	55	5
Total commercial mortgage	9	40	49	93	6
International	—	10	10	17	2
Total business loans	91	302	393	508	53
Retail loans:
Residential mortgage	13	—	13	13	—
Consumer:
Home equity	12	—	12	16	—
Other consumer	6	—	6	10	—
Total consumer	18	—	18	26	—
Total retail loans (c)	31	—	31	39	—
Total individually evaluated impaired loans	$122	$302	$424	$547	$53

(a)	Primarily loans to real estate developers.

(b)	Primarily loans secured by owner-occupied real estate.

(c)	Individually evaluated retail loans had no related allowance for loan losses, primarily due to policy which results in direct write-downs of restructured retail loans.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

The following table presents information regarding average individually evaluated impaired loans and the related interest recognized. Interest income recognized for the period primarily related to performing restructured loans.

	Individually Evaluated Impaired Loans
	2016		2015
(in millions)	Average Balance for the Period	Interest Income Recognized for the Period	Average Balance for the Period	Interest Income Recognized for the Period
Three Months Ended March 31
Business loans:
Commercial	$511	$4	$109	$1
Commercial mortgage:
Commercial Real Estate business line (a)	11	—	19	—
Other business lines (b)	33	—	44	—
Total commercial mortgage	44	—	63	—
International	19	—	1	—
Total business loans	574	4	173	1
Retail loans:
Residential mortgage	12	—	23	—
Consumer loans:
Home equity	12	—	12	—
Other consumer	5	—	4	—
Total consumer	17	—	16	—
Total retail loans	29	—	39	—
Total individually evaluated impaired loans	$603	$4	$212	$1

(a)	Primarily loans to real estate developers.

(b)	Primarily loans secured by owner-occupied real estate.
Troubled Debt Restructurings
The following tables detail the recorded balance at March 31, 2016 and 2015 of loans considered to be TDRs that were restructured during the three-month periods ended March 31, 2016 and 2015, by type of modification. In cases of loans with more than one type of modification, the loans were categorized based on the most significant modification.

	2016				2015
	Type of Modification
(in millions)	Principal Deferrals (a)	Interest Rate Reductions	AB Note Restructures (b)	Total Modifications	Principal Deferrals (a)
Three Months Ended March 31
Business loans:
Commercial	$144	$—	$16	$160	$—
Commercial mortgage:
Other business lines (c)	1	—	—	1	3
International	—	—	11	11	—
Total business loans	145	—	27	172	3
Retail loans:
Residential mortgage	—	2	—	2	—
Total loans	$145	$2	$27	$174	$3

(a)	Primarily represents loan balances where terms were extended 90 days or more at or above contractual interest rates.

(b)
Loan restructurings whereby the original loan is restructured into two notes: an "A" note, which generally reflects the portion of the modified loan which is expected to be collected; and a "B" note, which is either fully charged off or exchanged for an equity interest.

(c)	Primarily loans secured by owner-occupied real estate.
Commitments to lend additional funds to borrowers whose terms have been modified in TDRs were $14 million at March 31, 2016 and $6 million at December 31, 2015.
The majority of the modifications considered to be TDRs that occurred during the three months ended March 31, 2016 and 2015 were principal deferrals. The Corporation charges interest on principal balances outstanding during deferral periods. Additionally, none of the modifications involved forgiveness of principal. As a result, the current and future financial effects of

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

the recorded balance of loans considered to be TDRs that were restructured during the three months ended March 31, 2016 and 2015 were insignificant.
On an ongoing basis, the Corporation monitors the performance of modified loans to their restructured terms. In the event of a subsequent default, the allowance for loan losses continues to be reassessed on the basis of an individual evaluation of the loan.
The following table presents information regarding the recorded balance at March 31, 2016 and 2015 of loans modified by principal deferral during the twelve-month periods ended March 31, 2016 and 2015, and those principal deferrals which experienced a subsequent default during the three-month periods ended March 31, 2016 and 2015. For principal deferrals, incremental deterioration in the credit quality of the loan, represented by a downgrade in the risk rating of the loan, for example, due to missed interest payments or a reduction of collateral value, is considered a subsequent default.

	2016			2015
(in millions)	Balance at March 31		Subsequent Default in the Three Months Ended March 31	Balance at March 31		Subsequent Default in the Three Months Ended March 31
Principal deferrals:
Business loans:
Commercial	$281		$1	$20		$15
Commercial mortgage:
Commercial Real Estate business line (a)	8		6	—		—
Other business lines (b)	3		—	9		1
Total commercial mortgage	11		6	9		1
International	1		—	—		—
Total business loans	293		7	29		16
Retail loans:
Residential mortgage	—		—	1	(c)	—
Consumer:
Home equity	1	(c)	—	1	(c)	—
Total retail loans	1		—	2		—
Total principal deferrals	$294		$7	$31		$16

(a)	Primarily loans to real estate developers.

(b)	Primarily loans secured by owner-occupied real estate.

(c)	Includes bankruptcy loans for which the court has discharged the borrower's obligation and the borrower has not reaffirmed the debt.
During the twelve-month periods ended March 31, 2016 and 2015, loans with a carrying value of $4 million and $3 million, respectively, were modified by interest rate reduction. During the twelve month period ended March 31, 2016, loans with a carrying value of $27 million were restructured into two notes (AB note restructures). For reduced-rate loans and AB Note restructures, a subsequent payment default is defined in terms of delinquency, when a principal or interest payment is 90 days past due. There were no subsequent payment defaults of reduced-rate loans or AB note restructures during the three-month periods ended March 31, 2016 and 2015.
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

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

Credit risk is the possible loss that may occur in the event of nonperformance by the counterparty to a financial instrument. The Corporation attempts to minimize credit risk arising from customer-initiated derivatives by evaluating the creditworthiness of each customer, adhering to the same credit approval process used for traditional lending activities and obtaining collateral as deemed necessary. Derivatives with dealer counterparties are either cleared through a clearinghouse or settled directly with a single counterparty. For derivatives settled directly with dealer counterparties, the Corporation utilizes counterparty risk limits and monitoring procedures as well as master netting arrangements and bilateral collateral agreements to facilitate the management of credit risk. Master netting arrangements effectively reduce credit risk by permitting settlement of positive and negative positions and offset cash collateral held with the same counterparty on a net basis. Bilateral collateral agreements require daily exchange of cash or highly rated securities issued by the U.S. Treasury or other U.S. government entities to collateralize amounts due to either party beyond certain risk limits. At March 31, 2016, counterparties with bilateral collateral agreements had pledged $93 million of marketable investment securities and deposited $319 million of cash with the Corporation to secure the fair value of contracts in an unrealized gain position, and the Corporation had pledged $29 million of marketable investment securities and posted $6 million of cash as collateral for contracts in an unrealized loss position. For those counterparties not covered under bilateral collateral agreements, collateral is obtained, if deemed necessary, based on the results of management’s credit evaluation of the counterparty. Collateral varies, but may include cash, investment securities, accounts receivable, equipment or real estate. Included in the fair value of derivative instruments are credit valuation adjustments reflecting counterparty credit risk. These adjustments are determined by applying a credit spread for the counterparty or the Corporation, as appropriate, to the total expected exposure of the derivative.
The aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a liability position at March 31, 2016 was $5 million, for which the Corporation had pledged no collateral. The credit-risk-related contingent features require the Corporation's debt to maintain an investment grade credit rating from each of the major credit rating agencies. If the Corporation's debt were to fall below investment grade, the counterparties to the derivative instruments could require additional overnight collateral on derivative instruments in net liability positions. If the credit-risk-related contingent features underlying these agreements had been triggered on March 31, 2016, the Corporation would have been required to assign an additional $5 million of collateral to its counterparties.
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

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

The following table presents the composition of the Corporation’s derivative instruments held or issued for risk management purposes or in connection with customer-initiated and other activities at March 31, 2016 and December 31, 2015. The table excludes commitments and warrants accounted for as derivatives.

	March 31, 2016			December 31, 2015
		Fair Value			Fair Value
(in millions)	Notional/ Contract Amount (a)	Gross Derivative Assets	Gross Derivative Liabilities	Notional/ Contract Amount (a)	Gross Derivative Assets	Gross Derivative Liabilities
Risk management purposes
Derivatives designated as hedging instruments
Interest rate contracts:
Swaps - fair value - receive fixed/pay floating	$2,525	$193	$—	$2,525	$147	$—
Derivatives used as economic hedges
Foreign exchange contracts:
Spot, forwards and swaps	785	1	5	593	3	—
Total risk management purposes	3,310	194	5	3,118	150	—
Customer-initiated and other activities
Interest rate contracts:
Caps and floors written	273	—	—	253	—	—
Caps and floors purchased	273	—	—	253	—	—
Swaps	12,286	214	169	11,722	139	92
Total interest rate contracts	12,832	214	169	12,228	139	92
Energy contracts:
Caps and floors written	417	—	57	536	—	85
Caps and floors purchased	417	57	—	536	85	—
Swaps	1,786	336	334	2,055	390	387
Total energy contracts	2,620	393	391	3,127	475	472
Foreign exchange contracts:
Spot, forwards, options and swaps	2,444	52	43	2,291	54	46
Total customer-initiated and other activities	17,896	659	603	17,646	668	610
Total gross derivatives	$21,206	853	608	$20,764	818	610
Amounts offset in the consolidated balance sheets:
Netting adjustment - Offsetting derivative assets/liabilities		(118)	(118)		(127)	(127)
Netting adjustment - Cash collateral received/posted		(256)	(6)		(291)	(3)
Net derivatives included in the consolidated balance sheets (b)		479	484		400	480
Amounts not offset in the consolidated balance sheets:
Marketable securities pledged under bilateral collateral agreements		(90)	(28)		(137)	(3)
Net derivatives after deducting amounts not offset in the consolidated balance sheets		$389	$456		$263	$477

(a)
Notional or contractual amounts, which represent the extent of involvement in the derivatives market, are used to determine the contractual cash flows required in accordance with the terms of the agreement. These amounts are typically not exchanged, significantly exceed amounts subject to credit or market risk and are not reflected in the consolidated balance sheets.

(b)
Net derivative assets are included in “accrued income and other assets” and net derivative liabilities are included in “accrued expenses and other liabilities” on the consolidated balance sheets. Included in the fair value of net derivative assets and net derivative liabilities are credit valuation adjustments reflecting counterparty credit risk and credit risk of the Corporation. The fair value of net derivative assets included credit valuation adjustments for counterparty credit risk of $10 million and $5 million at March 31, 2016 and December 31, 2015, respectively.

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
The Corporation entered into interest rate swap agreements related to medium- and long-term debt for interest rate risk management purposes. These interest rate swap agreements effectively modify the Corporation’s exposure to interest rate risk by converting fixed-rate debt to a floating rate. These agreements involve the receipt of fixed-rate interest amounts in exchange for floating-rate interest payments over the life of the agreement, without an exchange of the underlying principal amount. Risk management fair value interest rate swaps generated net interest income of $17 million and $18 million for the three months ended March 31, 2016 and 2015, respectively. The Corporation recognized net gains of $3 million and $1 million for the three months ended March 31, 2016 and 2015, respectively, in "other noninterest income" in the consolidated statements of income for the ineffective portion of risk management derivative instruments designated as fair value hedges of fixed-rate debt.
Foreign exchange rate risk arises from changes in the value of certain assets and liabilities denominated in foreign currencies. The Corporation employs spot and forward contracts in addition to swap contracts to manage exposure to these and other risks. The Corporation recognized an insignificant amount of net gains and losses for each of the three-month periods ended March 31, 2016 and 2015 on risk management derivative instruments used as economic hedges, included in "other noninterest income" in the consolidated statements of income.
The following table summarizes the expected weighted average remaining maturity of the notional amount of risk management interest rate swaps and the weighted average interest rates associated with amounts expected to be received or paid on interest rate swap agreements as of March 31, 2016 and December 31, 2015.

		Weighted Average
(dollar amounts in millions)	Notional Amount	Remaining Maturity (in years)	Receive Rate	Pay Rate (a)
March 31, 2016
Swaps - fair value - receive fixed/pay floating rate
Medium- and long-term debt designation	$2,525	4.8	3.89%	1.29%
December 31, 2015
Swaps - fair value - receive fixed/pay floating rate
Medium- and long-term debt designation	2,525	5.1	3.89	1.11

(a)	Variable rates paid on receive fixed swaps are based on six-month LIBOR rates in effect at March 31, 2016 and December 31, 2015.
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
For customer-initiated foreign exchange contracts where offsetting positions have not been taken, the Corporation manages the remaining inherent market risk through individual foreign currency position limits and aggregate value-at-risk limits. These limits are established annually and reviewed quarterly. For those customer-initiated derivative contracts which were not offset or where the Corporation holds a position within the limits described above, the Corporation recognized an insignificant amount of net gains in “other noninterest income” in the consolidated statements of comprehensive income for each of the three-month periods ended March 31, 2016 and 2015.

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

		Three Months Ended March 31,
(in millions)	Location of Gain	2016	2015
Interest rate contracts	Other noninterest income	$2	$2
Energy contracts	Other noninterest income	—	1
Foreign exchange contracts	Foreign exchange income	10	10
Total		$12	$13
Credit-Related Financial Instruments
The Corporation issues off-balance sheet financial instruments in connection with commercial and consumer lending activities. The Corporation’s credit risk associated with these instruments is represented by the contractual amounts indicated in the following table.

(in millions)	March 31, 2016	December 31, 2015
Unused commitments to extend credit:
Commercial and other	$25,032	$26,115
Bankcard, revolving check credit and home equity loan commitments	2,468	2,414
Total unused commitments to extend credit	$27,500	$28,529
Standby letters of credit	$3,949	$3,985
Commercial letters of credit	61	41
The Corporation maintains an allowance to cover probable credit losses inherent in lending-related commitments, including unused commitments to extend credit, letters of credit and financial guarantees. At March 31, 2016 and December 31, 2015, the allowance for credit losses on lending-related commitments, included in “accrued expenses and other liabilities” on the consolidated balance sheets, was $46 million and $45 million, respectively.
Unused Commitments to Extend Credit
Commitments to extend credit are legally binding agreements to lend to a customer, provided there is no violation of any condition established in the contract. These commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many commitments expire without being drawn upon, the total contractual amount of commitments does not necessarily represent future cash requirements of the Corporation. Commercial and other unused commitments are primarily variable rate commitments. The allowance for credit losses on lending-related commitments included $35 million and $33 million at March 31, 2016 and December 31, 2015, respectively, for probable credit losses inherent in the Corporation’s unused commitments to extend credit.
Standby and Commercial Letters of Credit
Standby letters of credit represent conditional obligations of the Corporation which guarantee the performance of a customer to a third party. Standby letters of credit are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing and similar transactions. Commercial letters of credit are issued to finance foreign or domestic trade transactions. These contracts expire in decreasing amounts through the year 2022. The Corporation may enter into participation arrangements with third parties that effectively reduce the maximum amount of future payments which may be required under standby and commercial letters of credit. These risk participations covered $319 million and $287 million at March 31, 2016 and December 31, 2015, respectively, of the $4.0 billion of standby and commercial letters of credit outstanding at both March 31, 2016 and December 31, 2015.
The carrying value of the Corporation’s standby and commercial letters of credit, included in “accrued expenses and other liabilities” on the consolidated balance sheets, totaled $47 million at March 31, 2016, including $36 million in deferred fees and $11 million in the allowance for credit losses on lending-related commitments. At December 31, 2015, the comparable amounts were $49 million, $37 million and $12 million, respectively.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

The following table presents a summary of criticized standby and commercial letters of credit at March 31, 2016 and December 31, 2015. The Corporation's criticized list is generally consistent with the Special mention, Substandard and Doubtful categories defined by regulatory authorities. The Corporation manages credit risk through underwriting, periodically reviewing and approving its credit exposures using Board committee approved credit policies and guidelines.

(dollar amounts in millions)	March 31, 2016	December 31, 2015
Total criticized standby and commercial letters of credit	$135	$110
As a percentage of total outstanding standby and commercial letters of credit	3.4%	2.7%
Other Credit-Related Financial Instruments
The Corporation enters into credit risk participation agreements, under which the Corporation assumes credit exposure associated with a borrower’s performance related to certain interest rate derivative contracts. The Corporation is not a party to the interest rate derivative contracts and only enters into these credit risk participation agreements in instances in which the Corporation is also a party to the related loan participation agreement for such borrowers. The Corporation manages its credit risk on the credit risk participation agreements by monitoring the creditworthiness of the borrowers, which is based on the normal credit review process had it entered into the derivative instruments directly with the borrower. The notional amount of such credit risk participation agreement reflects the pro-rata share of the derivative instrument, consistent with its share of the related participated loan. As of March 31, 2016 and December 31, 2015, the total notional amount of the credit risk participation agreements was approximately $523 million and $559 million, respectively, and the fair value, included in customer-initiated interest rate contracts recorded in "accrued expenses and other liabilities" on the consolidated balance sheets, was insignificant at both March 31, 2016 and December 31, 2015. The maximum estimated exposure to these agreements, as measured by projecting a maximum value of the guaranteed derivative instruments, assuming 100 percent default by all obligors on the maximum values, was approximately $10 million and $5 million at March 31, 2016 and December 31, 2015, respectively. In the event of default, the lead bank has the ability to liquidate the assets of the borrower, in which case the lead bank would be required to return a percentage of the recouped assets to the participating banks. As of March 31, 2016, the weighted average remaining maturity of outstanding credit risk participation agreements was 2.3 years.
NOTE 6 - VARIABLE INTEREST ENTITIES (VIEs)
The Corporation evaluates its interest in certain entities to determine if these entities meet the definition of a VIE and whether the Corporation is the primary beneficiary and should consolidate the entity based on the variable interests it held both at inception and when there is a change in circumstances that requires a reconsideration.
The Corporation holds ownership interests in funds in the form of limited partnerships or limited liability companies (LLCs) investing in affordable housing projects that qualify for the low-income housing tax credit (LIHTC). The Corporation also directly invests in limited partnerships and LLCs which invest in community development projects which generate similar tax credits to investors. As an investor, the Corporation obtains income tax credits and deductions from the operating losses of these tax credit entities. These tax credit entities meet the definition of a VIE; however, the Corporation is not the primary beneficiary of the entities, as it does not have both the power to direct the activities that most significantly impact the economic performance of the entities and the obligation to absorb losses or the right to receive benefits that could be significant to the entities. While the partnership/LLC agreements allow the limited partners/investor members, through a majority vote, to remove the general partner/managing member, this right is not deemed to be substantive.
The Corporation accounts for its interests in LIHTC entities using the proportional amortization method. Exposure to loss as a result of the Corporation’s involvement with LIHTC entities at March 31, 2016 was limited to approximately $411 million. Ownership interests in other community development projects which generate similar tax credits to investors (other tax credit entities) are accounted for under either the cost or equity method. Exposure to loss as a result of the Corporation's involvement in other tax credit entities at March 31, 2016 was limited to approximately $9 million.
Investment balances, including all legally binding commitments to fund future investments, are included in “accrued income and other assets” on the consolidated balance sheets. A liability is recognized in “accrued expenses and other liabilities” on the consolidated balance sheets for all legally binding unfunded commitments to fund tax credit entities ($156 million at March 31, 2016). Amortization and other write-downs of LIHTC investments are presented on a net basis as a component of the "provision for income taxes" on the consolidated statements of comprehensive income, while amortization and write-downs of other tax credit investments are recorded in “other noninterest income." The income tax credits and deductions are recorded as a reduction of income tax expense and a reduction of federal income taxes payable.
The Corporation provided no financial or other support that was not contractually required to any of the above VIEs during the three months ended March 31, 2016 and 2015.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

The following table summarizes the impact of these tax credit entities on line items on the Corporation’s consolidated statements of comprehensive income.

	Three Months Ended March 31,
(in millions)	2016	2015
Other noninterest income:
Amortization of other tax credit investments	$—	$1
Provision for income taxes:
Amortization of LIHTC investments	16	15
Low income housing tax credits	(16)	(15)
Other tax benefits related to tax credit entities	(6)	(5)
Total provision for income taxes	$(6)	$(5)
For further information on the Corporation’s consolidation policy, see Note 1 to the consolidated financial statements in the Corporation's 2015 Annual Report.
NOTE 7 - MEDIUM- AND LONG-TERM DEBT
Medium- and long-term debt is summarized as follows:

(in millions)	March 31, 2016	December 31, 2015
Parent company
Subordinated notes:
3.80% subordinated notes due 2026 (a)	272	259
Medium-term notes:
2.125% notes due 2019 (a)	354	349
Total parent company	626	608
Subsidiaries
Subordinated notes:
5.75% subordinated notes due 2016 (a) (b)	657	659
5.20% subordinated notes due 2017 (a)	527	530
4.00% subordinated notes due 2025 (a)	367	351
7.875% subordinated notes due 2026 (a)	231	223
Total subordinated notes	1,782	1,763
Medium-term notes:
2.50% notes due 2020 (a)	685	671
Other notes:
6.0% - 6.4% fixed-rate notes due 2020	16	16
Total subsidiaries	2,483	2,450
Total medium- and long-term debt	$3,109	$3,058

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
Unamortized debt issuance costs deducted from the carrying amount of medium- and long-term debt totaled $8 million at both March 31, 2016 and December 31, 2015.
Comerica Bank (the Bank), a wholly-owned subsidiary of the Corporation, is a member of the FHLB, which provides short- and long-term funding to its members through advances collateralized by real estate-related assets. Actual borrowing capacity is contingent on the amount of collateral available to be pledged to the FHLB. At March 31, 2016, $15 billion of real estate-related loans were pledged to the FHLB as blanket collateral for potential future borrowings of approximately $5.6 billion.
In early April 2016, the Bank issued a total of $1.6 billion of 10-year, floating-rate FHLB advances, with an initial interest rate of 0.399%, due March 4, 2026. The interest rate on each of four notes resets every four weeks, based on the FHLB auction rate, with the reset date of each note scheduled at one-week intervals. Each note may be prepaid in full, without penalty, at each scheduled reset date. Proceeds were used for general corporate purposes.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

NOTE 8 - ACCUMULATED OTHER COMPREHENSIVE LOSS
The following table presents a reconciliation of the changes in the components of accumulated other comprehensive loss and details the components of other comprehensive income (loss) for the three months ended March 31, 2016 and 2015, including the amount of income tax expense (benefit) allocated to each component of other comprehensive income (loss).

	Three Months Ended March 31,
(in millions)	2016	2015
Accumulated net unrealized gains on investment securities:
Balance at beginning of period, net of tax	$9	$37

Net unrealized holding gains arising during the period	149	45
Less: Provision for income taxes	55	16
Net unrealized holding gains arising during the period, net of tax	94	29
Less:
Net realized losses included in net securities losses	—	(2)
Less: Benefit for income taxes	—	(1)
Reclassification adjustment for net securities losses included in net income, net of tax	—	(1)
Less:
Net losses realized as a yield adjustment in interest on investment securities	(1)	(2)
Less: Benefit for income taxes	—	(1)
Reclassification adjustment for net losses realized as a yield adjustment included in net income, net of tax	(1)	(1)
Change in net unrealized gains on investment securities, net of tax	95	31
Balance at end of period, net of tax	$104	$68

Accumulated defined benefit pension and other postretirement plans adjustment:
Balance at beginning of period, net of tax	$(438)	$(449)
Amortization of actuarial net loss	10	17
Less: Provision for income taxes	4	6
Change in defined benefit pension and other postretirement plans adjustment, net of tax	6	11
Balance at end of period, net of tax	$(432)	$(438)
Total accumulated other comprehensive loss at end of period, net of tax	$(328)	$(370)
NOTE 9 - NET INCOME PER COMMON SHARE
Basic and diluted net income per common share are presented in the following table.

	Three Months Ended March 31,
(in millions, except per share data)	2016	2015
Basic and diluted
Net income	$60	$134
Less:
Income allocated to participating securities	1	2
Net income attributable to common shares	$59	$132

Basic average common shares	173	176

Basic net income per common share	$0.34	$0.75

Basic average common shares	173	176
Dilutive common stock equivalents:
Net effect of the assumed exercise of stock options	1	2
Net effect of the assumed exercise of warrants	2	4
Diluted average common shares	176	182

Diluted net income per common share	$0.34	$0.73

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

The following average shares related to outstanding options to purchase shares of common stock were not included in the computation of diluted net income per common share because the options were anti-dilutive for the period.

	Three Months Ended March 31,
(shares in millions)	2016	2015
Average outstanding options	6.9	6.8
Range of exercise prices	$37.26 - $59.86	$46.68 - $60.82
NOTE 10 - EMPLOYEE BENEFIT PLANS
Net periodic benefit costs are charged to "employee benefits expense" on the consolidated statements of comprehensive income. The components of net periodic benefit cost for the Corporation's qualified pension plan, non-qualified pension plan and postretirement benefit plan are as follows.

Qualified Defined Benefit Pension Plan	Three Months Ended March 31,
(in millions)	2016	2015
Service cost	$8	$9
Interest cost	23	22
Expected return on plan assets	(41)	(40)
Amortization of prior service cost	1	1
Amortization of net loss	8	14
Net periodic defined benefit cost	$(1)	$6

Non-Qualified Defined Benefit Pension Plan	Three Months Ended March 31,
(in millions)	2016	2015
Service cost	$1	$1
Interest cost	2	2
Amortization of prior service credit	(1)	(1)
Amortization of net loss	2	3
Net periodic defined benefit cost	$4	$5

Postretirement Benefit Plan	Three Months Ended March 31,
(in millions)	2016	2015
Interest cost	$1	$1
Expected return on plan assets	(1)	(1)
Net periodic postretirement benefit cost	$—	$—
For further information on the Corporation's employee benefit plans, refer to Note 17 to the consolidated financial statements in the Corporation's 2015 Annual Report.
NOTE 11 - INCOME TAXES AND TAX-RELATED ITEMS
At March 31, 2016, net unrecognized tax benefits were $15 million, compared to $22 million at December 31, 2015. The decrease in unrecognized tax benefits of $7 million was primarily due to the recognition of federal settlements. The Corporation anticipates that it is reasonably possible that final settlement of federal and state tax issues will result in a decrease in net unrecognized tax benefits of $1 million within the next twelve months. Included in "accrued expense and other liabilities" on the consolidated balance sheets was a $3 million liability for tax-related interest and penalties at both March 31, 2016 and December 31, 2015.
Net deferred tax assets were $173 million at March 31, 2016, compared to $199 million at December 31, 2015. The decrease of $26 million in net deferred tax assets resulted primarily from an increase in unrealized gains on investment securities available-for-sale recognized in other comprehensive income and a reversal of deferred tax assets related to expired stock options, partially offset by an increase in the allowance for loan loss. Included in deferred tax assets at both March 31, 2016 and December 31, 2015 were $5 million of state net operating loss carryforwards, which expire between 2016 and 2026. The Corporation believes that it is more likely than not that the benefit from certain of these state net operating loss carryforwards will not be realized and, accordingly, maintained a valuation allowance of $3 million at both March 31, 2016 and December 31, 2015. The determination regarding valuation allowance was based on evidence of loss carryback capacity, projected future reversals of existing taxable temporary differences to absorb the deferred tax assets and assumptions made regarding future events.

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
NOTE 12 - CONTINGENT LIABILITIES
Legal Proceedings
As previously reported in the Corporation's Form 10-K for the year ended December 31, 2015, Comerica Bank, a wholly owned subsidiary of the Corporation, was named in November 2011 as a third-party defendant in Butte Local Development v. Masters Group v. Comerica Bank (“the case”), for lender liability. The case was tried in January 2014, in the Montana Second District Judicial Court for Silver Bow County in Butte, Montana. On January 17, 2014, a jury awarded Masters $52 million against the Bank. On July 1, 2015, after an appeal filed by the Corporation, the Montana Supreme Court ("the court") reversed the judgment against the Corporation and remanded the case for a new trial with instructions that Michigan law should apply. The court also reversed punitive and consequential damages previously awarded by the jury. The Corporation believes it has meritorious defenses to the remaining claims in this case and intends to continue to defend itself vigorously. Management believes that current reserves related to this case are adequate in the event of a negative outcome.
The Corporation and certain of its subsidiaries are subject to various other pending or threatened legal proceedings arising out of the normal course of business or operations. The Corporation believes it has meritorious defenses to the claims asserted against it in its other currently outstanding legal proceedings and, with respect to such legal proceedings, intends to continue to defend itself vigorously, litigating or settling cases according to management’s judgment as to what is in the best interests of the Corporation and its shareholders. Settlement may result from the Corporation's determination that it may be more prudent financially to settle, rather than litigate, and should not be regarded as an admission of liability. On at least a quarterly basis, the Corporation assesses its potential liabilities and contingencies in connection with outstanding legal proceedings utilizing the latest information available. On a case-by-case basis, reserves are established for those legal claims for which it is probable that a loss will be incurred either as a result of a settlement or judgment, and the amount of such loss can be reasonably estimated. The actual costs of resolving these claims may be substantially higher or lower than the amounts reserved. Based on current knowledge, and after consultation with legal counsel, management believes that current reserves are adequate, and the amount of any incremental liability arising from these matters is not expected to have a material adverse effect on the Corporation’s consolidated financial condition, consolidated results of operations or consolidated cash flows. Legal fees of $5 million were included in "other noninterest expenses" on the consolidated statements of income for both the three-month periods ended March 31, 2016 and 2015.
For matters where a loss is not probable, the Corporation has not established legal reserves. The Corporation believes the estimate of the aggregate range of reasonably possible losses, in excess of reserves established, for all legal proceedings in which it is involved is from zero to approximately $31 million at March 31, 2016. This estimated aggregate range of reasonably possible losses is based upon currently available information for those proceedings in which the Corporation is involved, taking into account the Corporation’s best estimate of such losses for those cases for which such estimate can be made. For certain cases, the Corporation does not believe that an estimate can currently be made. The Corporation’s estimate involves significant judgment, given the varying stages of the proceedings (including the fact that many are currently in preliminary stages), the existence in certain proceedings of multiple defendants (including the Corporation) whose share of liability has yet to be determined, the numerous yet-unresolved issues in many of the proceedings (including issues regarding class certification and the scope of many of the claims) and the attendant uncertainty of the various potential outcomes of such proceedings. Accordingly, the Corporation’s estimate will change from time to time, and actual losses may be more or less than the current estimate.
In the event of unexpected future developments, it is possible that the ultimate resolution of these matters may be material to the Corporation's consolidated financial condition, consolidated results of operations or consolidated cash flows.
For information regarding income tax contingencies, refer to Note 11.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

NOTE 13 - BUSINESS SEGMENT INFORMATION
The Corporation has strategically aligned its operations into three major business segments: the Business Bank, the Retail Bank and Wealth Management. These business segments are differentiated based on the type of customer and the related products and services provided. In addition to the three major business segments, the Finance Division is also reported as a segment. Business segment results are produced by the Corporation’s internal management accounting system. This system measures financial results based on the internal business unit structure of the Corporation. The performance of the business segments is not comparable with the Corporation's consolidated results and is not necessarily comparable with similar information for any other financial institution. Additionally, because of the interrelationships of the various segments, the information presented is not indicative of how the segments would perform if they operated as independent entities. The management accounting system assigns balance sheet and income statement items to each business segment using certain methodologies, which are regularly reviewed and refined. From time to time, the Corporation may make reclassifications among the segments to more appropriately reflect management's current view of the segments, and methodologies may be modified as the management accounting system is enhanced and changes occur in the organizational structure and/or product lines. For comparability purposes, amounts in all periods are based on business unit structure and methodologies in effect at March 31, 2016.
Effective January 1, 2016, in conjunction with the effective date for regulatory Liquidity Coverage Ratio (LCR) requirements, the Corporation prospectively implemented an additional funds transfer pricing (FTP) charge, primarily for the cost of maintaining liquid assets to support potential draws on unfunded loan commitments and for the long-term economic cost of holding collateral for secured deposits. For further information about the Corporation's FTP methodology, refer to Note 22 to the consolidated financial statements in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2015.
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
For further information on the methodologies which form the basis for these results refer to Note 22 to the consolidated financial statements in the Corporation's 2015 Annual Report.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

Business segment financial results are as follows:

(dollar amounts in millions)	Business Bank	Retail Bank	Wealth Management	Finance	Other	Total
Three Months Ended March 31, 2016
Earnings summary:
Net interest income (expense) (FTE)	$365	$157	$43	$(121)	$4	$448
Provision for credit losses	151	3	(5)	—	(1)	148
Noninterest income	135	43	59	14	(5)	246
Noninterest expenses	207	179	73	2	(1)	460
Provision (benefit) for income taxes (FTE)	47	6	12	(41)	2	26
Net income (loss)	$95	$12	$22	$(68)	$(1)	$60
Net credit-related charge-offs (recoveries)	$57	$2	$(1)	$—	$—	$58

Selected average balances:
Assets	$38,635	$6,544	$5,162	$14,186	$4,701	$69,228
Loans	37,561	5,867	4,964	—	—	48,392
Deposits	29,108	23,110	4,171	103	216	56,708

Statistical data:
Return on average assets (a)	0.98%	0.20%	1.70%	N/M	N/M	0.34%
Efficiency ratio (b)	41.41	88.47	71.32	N/M	N/M	66.07

(dollar amounts in millions)	Business Bank	Retail Bank	Wealth Management	Finance	Other	Total
Three Months Ended March 31, 2015
Earnings summary:
Net interest income (expense) (FTE)	$370	$151	$43	$(152)	$2	$414
Provision for credit losses	25	(8)	(1)	—	(2)	14
Noninterest income	140	41	58	12	1	252
Noninterest expenses	198	174	77	2	5	456
Provision (benefit) for income taxes (FTE)	98	9	9	(53)	(1)	62
Net income (loss)	$189	$17	$16	$(89)	$1	$134
Net credit-related charge-offs (recoveries)	$9	$—	$(1)	$—	$—	$8

Selected average balances:
Assets	$38,654	$6,368	$5,029	$12,137	$6,547	$68,735
Loans	37,623	5,694	4,834	—	—	48,151
Deposits	30,143	22,404	3,996	170	277	56,990

Statistical data:
Return on average assets (a)	1.95%	0.30%	1.29%	N/M	N/M	0.78%
Efficiency ratio (b)	38.88	90.57	74.58	N/M	N/M	68.37

(a)	Return on average assets is calculated based on the greater of average assets or average liabilities and attributed equity.
(b)    Noninterest expenses as a percentage of the sum of net interest income (FTE) and noninterest income excluding net securities gains.
FTE – Fully Taxable Equivalent
N/M – not meaningful
The Corporation operates in three primary markets - Texas, California, and Michigan, as well as in Arizona and Florida, with select businesses operating in several other states, and in Canada and Mexico. The Corporation produces market segment results for the Corporation’s three primary geographic markets as well as Other Markets. Other Markets includes Florida, Arizona, the International Finance division and businesses with a national perspective. The Finance & Other category includes the Finance segment and the Other category as previously described. Market segment results are provided as supplemental information to the business segment results and may not meet all operating segment criteria as set forth in GAAP. For comparability purposes, amounts in all periods are based on market segments and methodologies in effect at March 31, 2016.
A discussion of the financial results and the factors impacting performance can be found in the section entitled "Market Segments" in the financial review.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

Market segment financial results are as follows:

(dollar amounts in millions)	Michigan	California	Texas	Other Markets	Finance & Other	Total
Three Months Ended March 31, 2016
Earnings summary:
Net interest income (expense) (FTE)	$176	$179	$123	$87	$(117)	$448
Provision for credit losses	(6)	(6)	169	(8)	(1)	148
Noninterest income	76	38	30	93	9	246
Noninterest expenses	150	104	100	105	1	460
Provision (benefit) for income taxes (FTE)	36	45	(40)	24	(39)	26
Net income (loss)	$72	$74	$(76)	$59	$(69)	$60
Net credit-related charge-offs (recoveries)	$5	$8	$47	$(2)	$—	$58

Selected average balances:
Assets	$13,402	$17,541	$11,295	$8,103	$18,887	$69,228
Loans	12,774	17,283	10,763	7,572	—	48,392
Deposits	21,696	16,654	10,374	7,665	319	56,708

Statistical data:
Return on average assets (a)	1.27%	1.68%	(2.52)%	2.87%	N/M	0.34%
Efficiency ratio (b)	59.31	47.87	65.09	58.09	N/M	66.07

(dollar amounts in millions)	Michigan	California	Texas	Other Markets	Finance & Other	Total
Three Months Ended March 31, 2015
Earnings summary:
Net interest income (expense) (FTE)	$177	$176	$131	$80	$(150)	$414
Provision for credit losses	(8)	(3)	21	6	(2)	14
Noninterest income	80	36	35	88	13	252
Noninterest expenses	154	97	95	103	7	456
Provision (benefit) for income taxes (FTE)	38	44	18	16	(54)	62
Net income (loss)	$73	$74	$32	$43	$(88)	$134
Net credit-related charge-offs	$3	$1	$3	$1	$—	$8

Selected average balances:
Assets	$13,736	$16,461	$12,192	$7,662	$18,684	$68,735
Loans	13,223	16,193	11,535	7,200	—	48,151
Deposits	21,710	16,837	11,010	6,986	447	56,990

Statistical data:
Return on average assets (a)	1.30%	1.63%	1.01%	2.26%	N/M	0.78%
Efficiency ratio (b)	60.10	46.11	57.30	60.42	N/M	68.37

(a)	Return on average assets is calculated based on the greater of average assets or average liabilities and attributed equity.
(b)    Noninterest expenses as a percentage of the sum of net interest income (FTE) and noninterest income excluding net securities gains.
FTE – Fully Taxable Equivalent
N/M – not meaningful

ITEM 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations
FORWARD-LOOKING STATEMENTS
This report includes forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. In addition, the Corporation may make other written and oral communications from time to time that contain such statements. All statements regarding the Corporation's expected financial position, strategies and growth prospects and general economic conditions expected to exist in the future are forward-looking statements. The words, "anticipates," "believes," "contemplates," "feels," "expects," "estimates," "seeks," "strives," "plans," "intends," "outlook," "forecast," "position," "target," "mission," "assume," "achievable," "potential," "strategy," "goal," "aspiration," "opportunity," "initiative," "outcome," "continue," "remain," "maintain," "on course," "trend," "objective," "looks forward," "projects," "models," and variations of such words and similar expressions, or future or conditional verbs such as "will," "would," "should," "could," "might," "can," "may" or similar expressions, as they relate to the Corporation or its management, are intended to identify forward-looking statements. These forward-looking statements are predicated on the beliefs and assumptions of the Corporation's management based on information known to the Corporation's management as of the date of this report and do not purport to speak as of any other date. Forward-looking statements may include descriptions of plans and objectives of the Corporation's management for future or past operations, products or services, and forecasts of the Corporation's revenue, earnings or other measures of economic performance, including statements of profitability, business segments and subsidiaries, estimates of credit trends and global stability. Such statements reflect the view of the Corporation's management as of this date with respect to future events and are subject to risks and uncertainties. Should one or more of these risks materialize or should underlying beliefs or assumptions prove incorrect, the Corporation's actual results could differ materially from those discussed. Factors that could cause or contribute to such differences are changes in general economic, political or industry conditions; changes in monetary and fiscal policies, including changes in interest rates; changes in regulation or oversight; the Corporation's ability to maintain adequate sources of funding and liquidity; the effects of more stringent capital or liquidity requirements; declines or other changes in the businesses or industries of the Corporation's customers, in particular the energy industry; unfavorable developments concerning credit quality; operational difficulties, failure of technology infrastructure or information security incidents; reliance on other companies to provide certain key components of business infrastructure; factors impacting noninterest expenses which are beyond the Corporation's control; changes in the financial markets, including fluctuations in interest rates and their impact on deposit pricing; reductions in the Corporation's credit rating; whether the Corporation may achieve opportunities for revenue enhancements and efficiency improvements; the interdependence of financial service companies; the implementation of the Corporation's strategies and business initiatives; damage to the Corporation's reputation; the Corporation's ability to utilize technology to efficiently and effectively develop, market and deliver new products and services; competitive product and pricing pressures among financial institutions within the Corporation's markets; changes in customer behavior; any future strategic acquisitions or divestitures; management's ability to maintain and expand customer relationships; management's ability to retain key officers and employees; the impact of legal and regulatory proceedings or determinations; the effectiveness of methods of reducing risk exposures; the effects of terrorist activities and other hostilities; the effects of catastrophic events including, but not limited to, hurricanes, tornadoes, earthquakes, fires, droughts and floods; changes in accounting standards and the critical nature of the Corporation's accounting policies. The Corporation cautions that the foregoing list of factors is not exclusive. For discussion of factors that may cause actual results to differ from expectations, please refer to our filings with the Securities and Exchange Commission. In particular, please refer to “Item 1A. Risk Factors” beginning on page 12 of the Corporation's Annual Report on Form 10-K for the year ended December 31, 2015 and “Item 1A. Risk Factors” beginning on page 54 of the Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016. Forward-looking statements speak only as of the date they are made. The Corporation does not undertake to update forward-looking statements to reflect facts, circumstances, assumptions or events that occur after the date the forward-looking statements are made. For any forward-looking statements made in this report or in any documents, the Corporation claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

RESULTS OF OPERATIONS
Net income for the three months ended March 31, 2016 was $60 million, a decrease of $74 million from $134 million reported for the three months ended March 31, 2015. The decrease in net income primarily reflected an increase in the provision for credit losses, partially offset by an increase in net interest income. Net income per diluted common share was $0.34 and $0.73 for the three months ended March 31, 2016 and 2015, respectively, and average diluted common shares were 176 million and 182 million for each respective period.
Full-Year 2016 Outlook Compared to Full-Year 2015
The Corporation recently launched a comprehensive review of its expense and revenue base with the objective to meaningfully enhance profitability. The review is currently underway and includes the assistance of the Boston Consulting Group, a globally recognized consulting firm familiar with the challenges facing the U.S. banking industry. Given the breadth of the review, the Corporation expects to provide more information around the opportunities identified by the second quarter 2016 earnings announcement.
Excluding the first quarter 2016 energy impact on the provision for credit losses, management expectations for full-year 2016 compared to full-year 2015, assuming the energy outlook remains stable, as well as a continuation of the current economic and low-rate environment, have not changed materially. The outlook does not reflect the impact of any revenue or expense initiatives that may be undertaken as a result of the ongoing comprehensive review described above.

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

•
Provision for credit losses higher, reflecting the first quarter 2016 reserve build for energy, with net charge-offs expected to be between 45 basis points and 55 basis points of average total loans. Additional reserve changes dependent on developments in the oil and gas sector. Continued solid credit quality in the remainder of the portfolio, with metrics, absent energy, better than historical norms.

•
Noninterest income modestly higher, primarily due to growth in card fees from merchant processing services and government card. Continued focus on cross-sell opportunities, including wealth management products such as fiduciary and brokerage services.

•
Noninterest expenses higher, reflecting continued increases in technology costs and regulatory expenses, increased outside processing in line with growing revenue, higher FDIC insurance expense in part due to regulatory surcharge, and typical inflationary pressures. Additionally, 2015 benefited from a $33 million legal reserve release, which is offset by lower pension expense in 2016.

•	Income tax expense to approximate 32 percent of pre-tax income.

Net Interest Income
The "Quarterly Analysis of Net Interest Income & Rate/Volume - Fully Taxable Equivalent" table that follows provides an analysis of net interest income (FTE) for the three months ended March 31, 2016 and 2015 and details the components of the change in net interest income on a FTE basis for the three months ended March 31, 2016 compared to the same period in the prior year.
Quarterly Analysis of Net Interest Income & Rate/Volume - Fully Taxable Equivalent (FTE)

	Three Months Ended
	March 31, 2016			March 31, 2015
(dollar amounts in millions)	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Commercial loans	$30,814	$250	3.25%	$31,090	$234	3.06%
Real estate construction loans	2,114	19	3.66	1,938	16	3.36
Commercial mortgage loans	8,961	80	3.59	8,581	73	3.44
Lease financing	726	6	3.33	797	6	3.05
International loans	1,419	13	3.65	1,512	14	3.71
Residential mortgage loans	1,892	19	3.94	1,856	17	3.76
Consumer loans	2,466	20	3.33	2,377	19	3.21
Total loans	48,392	407	3.38	48,151	379	3.19

Mortgage-backed securities (a)	9,356	51	2.22	9,071	51	2.26
Other investment securities	3,001	11	1.50	836	2	1.10
Total investment securities (a)	12,357	62	2.05	9,907	53	2.16

Interest-bearing deposits with banks	3,265	4	0.50	5,323	4	0.26
Other short-term investments	109	—	0.93	99	—	1.11
Total earning assets	64,123	473	2.97	63,480	436	2.78

Cash and due from banks	1,068			1,027
Allowance for loan losses	(680)			(601)
Accrued income and other assets	4,717			4,829
Total assets	$69,228			$68,735

Money market and interest-bearing checking deposits	$23,193	6	0.11	$23,960	6	0.11
Savings deposits	1,936	—	0.02	1,786	—	0.03
Customer certificates of deposit	3,477	4	0.40	4,423	4	0.37
Foreign office time deposits	50	—	0.33	124	1	1.46
Total interest-bearing deposits	28,656	10	0.14	30,293	11	0.15
Short-term borrowings	365	—	0.45	110	—	0.06
Medium- and long-term debt	3,093	15	1.94	2,686	11	1.73
Total interest-bearing sources	32,114	25	0.32	33,089	22	0.27

Noninterest-bearing deposits	28,052			26,697
Accrued expenses and other liabilities	1,430			1,496
Total shareholders’ equity	7,632			7,453
Total liabilities and shareholders’ equity	$69,228			$68,735

Net interest income/rate spread (FTE)		$448	2.65		$414	2.51

FTE adjustment		$1			$1

Impact of net noninterest-bearing sources of funds			0.16			0.13
Net interest margin (as a percentage of average earning assets) (FTE)			2.81%			2.64%

(a)	Includes investment securities available-for-sale and investment securities held-to-maturity.

Quarterly Analysis of Net Interest Income & Rate/Volume - Fully Taxable Equivalent (FTE) (continued)

	Three Months Ended
	March 31, 2016/March 31, 2015
(in millions)	Increase (Decrease) Due to Rate	Increase (Decrease) Due to Volume (a)	Net Increase (Decrease)
Interest Income (FTE):
Loans	$26	$2	$28
Investment securities (b)	—	9	9
Interest-bearing deposits with banks	3	(3)	—
Total interest income (FTE)	29	8	37
Interest Expense:
Interest-bearing deposits	—	(1)	(1)
Medium- and long-term debt	2	2	4
Total interest expense	2	1	3
Net interest income (FTE)	$27	$7	$34

(a)	Rate/volume variances are allocated to variances due to volume.

(b)	Includes investment securities available-for-sale and investment securities held-to-maturity.
Net interest income was $447 million for the three months ended March 31, 2016, an increase of $34 million compared to $413 million for the three months ended March 31, 2015. The increase in net interest income resulted primarily from the impact of higher yields on loans and Federal Reserve Bank (FRB) deposits, reflecting the benefit from the increase in short-term rates, a larger investment securities portfolio and the benefit of one additional day in 2016, partially offset by a decrease in average FRB deposits. Average earning assets increased $643 million, or 1 percent, to $64.1 billion, compared to $63.5 billion for the same period in 2015. The increase in average earning assets primarily reflected increases of $2.5 billion in average investment securities and $241 million in average loans, partially offset by a decrease of $2.1 billion in average FRB deposits, included in "interest bearing deposits with banks" on the consolidated balance sheets. The net interest margin (FTE) for the three months ended March 31, 2016 increased 17 basis points to 2.81 percent, from 2.64 percent for the comparable period in 2015, primarily from higher yields on loans and the reinvestment of FRB deposits into higher yielding Treasury securities. The increase in loan yields primarily reflected the benefit from the increase in short-term rates.
For further discussion of the effects of market rates on net interest income, refer to the "Market and Liquidity Risk" section of this financial review.
Provision for Credit Losses
The provision for credit losses was $148 million and $14 million for the three-month periods ended March 31, 2016 and 2015, respectively. The provision for credit losses includes both the provision for loan losses and the provision for credit losses on lending-related commitments.
The provision for loan losses is recorded to maintain the allowance for loan losses at the level deemed appropriate by the Corporation to cover probable credit losses inherent in the portfolio. The provision for loan losses was $141 million for the three months ended March 31, 2016, compared to $16 million for the three months ended March 31, 2015. The increase in the provision primarily reflected an increase for energy and energy-related loans, partially offset by improvements in credit quality in the remainder of the portfolio.
Net loan charge-offs in the three months ended March 31, 2016 increased $44 million to $52 million, or 0.43 percent of average total loans, compared to $8 million, or 0.07 percent, for the three months ended March 31, 2015. The increase in net loan charge-offs primarily reflected increases for energy and energy-related loans as well as Corporate Banking, partially offset by a decrease in Commercial Real Estate.
The provision for credit losses on lending-related commitments is recorded to maintain the allowance for credit losses on lending-related commitments at the level deemed appropriate by the Corporation to cover probable credit losses inherent in lending-related commitments. The provision for credit losses on lending-related commitments was $7 million in the three months ended March 31, 2016, compared to a benefit of $2 million in the three months ended March 31, 2015. The $9 million increase in the provision for credit losses on lending-related commitments primarily reflected a charge-off in Corporate Banking and an increase in reserves for Energy. Lending-related commitment charge-offs were $6 million for the three months ended March 31, 2016 and insignificant for the three months ended March 31, 2015.

For further information regarding energy and energy-related loans, refer to the "Energy Lending" subheading in the "Risk Management" section of this financial review. An analysis of the allowance for credit losses and nonperforming assets is presented under the "Credit Risk" subheading in the "Risk Management" section of this financial review.
Noninterest Income

	Three Months Ended March 31,
(in millions)	2016	2015
Card fees	$74	$64
Service charges on deposit accounts	55	55
Fiduciary income	46	47
Commercial lending fees	20	25
Letter of credit fees	13	13
Bank-owned life insurance	9	9
Foreign exchange income	10	10
Brokerage fees	4	4
Net securities losses	(2)	(2)
Other noninterest income (a)	17	27
Total noninterest income	$246	$252

(a)	The table below provides further details on certain categories included in other noninterest income.
Noninterest income decreased $6 million to $246 million for the three months ended March 31, 2016, compared to $252 million for the same period in 2015, primarily due to decreases in other noninterest income and commercial lending fees, partially offset by an increase in card fees. The decrease in other noninterest income was primarily the result of lower deferred compensation asset returns in 2016 (refer to table below), which was substantially offset by a decrease in deferred compensation expense included in noninterest expenses. The decrease in commercial lending fees reflected both lower syndication agent fees as well as a decrease in commitment fees, which resulted from a combination of higher utilization levels and lower commitment totals in the first quarter 2016. The increase in card fees primarily reflected increased revenue from merchant payment processing services and government card programs.
The following table illustrates certain categories included in "other noninterest income" on the consolidated statements of comprehensive income. The decrease in income (loss) from unconsolidated subsidiaries primarily reflected the termination of a joint venture with a payment processor in the second quarter 2015, which was more than offset by the increase in merchant payment processing services revenue included in card fees.

	Three Months Ended March 31,
(in millions)	2016	2015
Risk management hedge income	$3	$—
Investment banking fees	2	4
Income from principal investing and warrants	1	2
Income (loss) from unconsolidated subsidiaries	(1)	2
Deferred compensation asset returns (a)	(5)	1
All other noninterest income	17	18
Other noninterest income	$17	$27

(a)
Compensation deferred by the Corporation's officers and directors is invested based on investment selections of the officers and directors. Income earned on these assets is reported in noninterest income and the resulting change in deferred compensation plan liabilities is reported in salaries and benefits expense. Changes in income earned on deferred compensation assets are substantially offset by changes in deferred compensation expense.

Noninterest Expenses

	Three Months Ended March 31,
(in millions)	2016	2015
Salaries and benefits expense	$248	$253
Outside processing fee expense	79	74
Net occupancy expense	38	38
Equipment expense	13	13
Software expense	29	23
FDIC insurance expense	11	9
Advertising expense	4	6
Litigation-related expense	—	1
Other noninterest expenses	38	39
Total noninterest expenses	$460	$456
Noninterest expenses increased $4 million to $460 million for the three months ended March 31, 2016, compared to $456 million for the same period in 2015. The increase primarily reflected an increase in technology-related software expense and higher outside processing fee expense related to revenue generating activities, partially offset by a decrease in salaries and benefits expense. The decrease in salaries and benefits expense primarily reflected an $8 million decrease in pension expense and a $6 million decrease in deferred compensation plan expense, partially offset by the impact of merit increases effective in the second quarter 2015, increased share-based compensation and technology-related contract labor expenses, and one more day in 2016.
STRATEGIC LINES OF BUSINESS
The Corporation's management accounting system assigns balance sheet and income statement items to each segment using certain methodologies, which are regularly reviewed and refined. These methodologies may be modified as the management accounting system is enhanced and changes occur in the organizational structure and/or product lines. Note 22 to the consolidated financial statements in the Corporation's 2015 Annual Report describes the Corporation's segment reporting methodology.
Effective January 1, 2016, in conjunction with the effective date for regulatory Liquidity Coverage Ratio (LCR) requirements, the Corporation prospectively implemented an additional funds transfer pricing (FTP) charge, primarily for the cost of maintaining liquid assets to support potential draws on unfunded loan commitments and for the long-term cost of holding collateral for secured deposits.
Business Segments
The Corporation's operations are strategically aligned into three major business segments: the Business Bank, the Retail Bank and Wealth Management. These business segments are differentiated based upon the products and services provided. In addition to the three major business segments, Finance is also reported as a segment. The Other category includes items not directly associated with these business segments or the Finance segment. The performance of the business segments is not comparable with the Corporation's consolidated results and is not necessarily comparable with similar information for any other financial institution. Additionally, because of the interrelationships of the various segments, the information presented is not indicative of how the segments would perform if they operated as independent entities. Note 13 to the consolidated financial statements describes the business activities of each business segment and presents financial results of these business segments for the three-month periods ended March 31, 2016 and 2015.
The following table presents net income (loss) by business segment.

	Three Months Ended March 31,
(dollar amounts in millions)	2016		2015
Business Bank	$95	74%	$189	85%
Retail Bank	12	9	17	8
Wealth Management	22	17	16	7
	129	100%	222	100%
Finance	(68)		(89)
Other (a)	(1)		1
Total	$60		$134
(a)    Includes items not directly associated with the three major business segments or the Finance Division.
The Business Bank's net income of $95 million for the three months ended March 31, 2016 decreased $94 million compared to the three months ended March 31, 2015. Net interest income (FTE) of $365 million for the three months ended March 31, 2016 decreased $5 million compared to the same period in the prior year, primarily reflecting an increase in net funds transfer pricing (FTP) charges, partially offset by an increase in loan yields and one more day in 2016. The increase in net FTP charges primarily reflected an increase in the cost of funds due to the increase in short-term market rates, the new FTP charges for LCR as described above, and lower funding credits due to a $1.0 billion decrease in average deposits. The provision for credit losses increased $126 million to $151 million for the three months ended March 31, 2016, compared to the same period in the prior year. The increase in the provision primarily reflected increased reserves for energy and energy-related loans and, to a lesser extent Corporate Banking, partially offset by improvements in credit quality in the remainder of the portfolio. Net credit-related charge-offs of $57 million increased $48 million in the three months ended March 31, 2016, compared to the same period in the prior year, primarily reflected increases for energy and energy-related as well as Corporate Banking, partially offset by a decrease in Commercial Real Estate. Noninterest income for the three months ended March 31, 2016 decreased $5 million from the comparable period in the prior year, primarily reflecting a $5 million decrease in commercial lending fees and a $3 million decrease in investment banking fees, partially offset by an increase in card fees. Noninterest expenses for the three months ended March 31, 2016 increased $9 million compared to the same period in the prior year. The increase included an $8 million increase in corporate overhead, primarily reflecting increased technology expenses, and a $3 million increase in outside processing expenses related to revenue generating activities, partially offset by decreases of $2 million each in legal fees and salaries and benefits expense.
Net income for the Retail Bank of $12 million for the three months ended March 31, 2016 decreased $5 million, compared to $17 million for the three months ended March 31, 2015. Net interest income (FTE) of $157 million increased $6 million in the three months ended March 31, 2016, primarily due to an increase in loan yields, the FTP benefit provided by a $706 million increase in average deposits and one more day in 2016, partially offset by higher FTP funding costs due to the increase in short-term rates. The provision for credit losses was $3 million for the three months ended March 31, 2016, an increase of $11 million from the $8 million benefit in the comparable period in the prior year, primarily reflecting an increase in reserves for Small Business. Net credit-related charge-offs were $2 million for the three months ended March 31, 2016 compared to zero in the same period for the prior year. Noninterest income of $43 million for the three months ended March 31, 2016 increased $2 million compared to the comparable period in the prior year, primarily due to small increases in several fee categories. Noninterest expenses of $179 million for the three months ended March 31, 2016 increased $5 million from the comparable period in the prior year; primarily due to an increase of $5 million in corporate overhead.
Wealth Management's net income of $22 million for the three months ended March 31, 2016 increased $6 million, compared to $16 million for the three months ended March 31, 2015. Net interest income (FTE) of $43 million for the three months ended March 31, 2016 was unchanged compared to the same period in the prior year. The benefit from a $130 million increase in average loans and the FTP benefit from a $175 million increase in average deposits were offset by higher FTP funding costs due to the increase in short-term rates. The provision for credit losses was a benefit of $5 million for the three months ended March 31, 2016, compared to a benefit of $1 million for the same period in the prior year. Net credit-related recoveries were $1 million for the three months ended March 31, 2016, unchanged compared to the prior year period. Noninterest income of $59 million increased $1 million, primarily reflecting a $2 million securities loss in the prior year period, partially offset by a $1 million decrease in fiduciary income. Noninterest expenses of $73 million for the three months ended March 31, 2016 decreased $4 million from the comparable period in the prior year, reflecting a $2 million decrease in salaries and benefits expense and small decreases in most other noninterest expense categories, partially offset by a $2 million increase in corporate overhead.
The net loss in the Finance segment was $68 million for the three months ended March 31, 2016, compared to a net loss of $89 million for the three months ended March 31, 2015. Net interest expense (FTE) of $121 million for the three months ended March 31, 2016 decreased $31 million, compared to the three months ended March 31, 2015, primarily reflecting a decrease in net FTP expense as a result of higher rates charged to the business segments under the Corporation's internal FTP methodology, as well as an increase due to a larger investment securities portfolio.

Market Segments
Market segment results are provided for the Corporation's three largest geographic markets: Michigan, California and Texas. In addition to the three largest geographic markets, Other Markets is also reported as a market segment. The Finance & Other category includes the Finance segment and the Other category as previously described in the "Business Segments" section of this financial review. Note 13 to these consolidated financial statements presents a description of each of these market segments as well as the financial results for the three-month periods ended March 31, 2016 and 2015.
The following table presents net income (loss) by market segment.

	Three Months Ended March 31,
(dollar amounts in millions)	2016		2015
Michigan	$72	56%	$73	33%
California	74	57	74	33
Texas	(76)	(59)	32	14
Other Markets	59	46	43	20
	129	100%	222	100%
Finance & Other (a)	(69)		(88)
Total	$60		$134
(a)    Includes items not directly associated with the market segments.
The Michigan market's net income of $72 million for the three months ended March 31, 2016 decreased $1 million, compared to $73 million for the three months ended March 31, 2015. Net interest income (FTE) of $176 million for the three months ended March 31, 2016 decreased $1 million from the comparable period in the prior year, primarily due to higher FTP funding costs, largely due to the increase in short-term rates and the new charges related to LCR, and the impact of a $449 million decrease in average loans, partially offset by an increase in loan yields and one more day in 2016. The provision for credit losses was a benefit of $6 million for the three months ended March 31, 2016, compared to a benefit of $8 million for the comparable period in the prior year. Net credit-related charge-offs were $5 million for the three months ended March 31, 2016, compared to $3 million for the comparable period in the prior year, primarily reflecting an increase in Corporate Banking, partially offset by a decrease in Commercial Real Estate. Noninterest income of $76 million for the three months ended March 31, 2016 decreased $4 million from the comparable period in the prior year, primarily reflecting a $2 million securities loss and smaller decreases in most other noninterest income categories, partially offset by an increase in card fees. Noninterest expenses of $150 million for the three months ended March 31, 2016 decreased $4 million from the comparable period in the prior year, primarily reflecting decreases of $2 million each in outside processing expense and salaries and benefits expense as well as smaller decreases in several other noninterest expense categories, partially offset by a $4 million increase in corporate overhead.
The California market's net income of $74 million was stable, compared to the three months ended March 31, 2015. Net interest income (FTE) of $179 million for the three months ended March 31, 2016 increased $3 million from the comparable period in the prior year, primarily due to the benefit provided by a $1.1 billion increase in average loans, higher loan yields and one more day in 2016, partially offset by an increase in FTP funding costs, for the same reasons as described above, and a decrease in FTP credits, in part due to a $183 million decrease in average deposits. The provision for credit losses was a benefit of $6 million for the three months ended March 31, 2016, compared to a benefit of $3 million for the comparable period in the prior year, primarily due to decreases in reserves for National Dealer Services and Private Banking, partially offset by increases in reserves for Technology and Life Sciences and Small Business. Net credit-related charge-offs of $8 million in the three months ended March 31, 2016 increased $7 million compared to the three months ended March 31, 2015, primarily reflecting an increase in Technology and Life Sciences. Noninterest income of $38 million for the three months ended March 31, 2016 increased $2 million compared to the three months ended March 31, 2015, primarily reflecting an increase card fees, partially offset by a decrease in commercial lending fees. Noninterest expenses of $104 million for the three months ended March 31, 2016 increased $7 million from the comparable period in the prior year, primarily reflecting a $4 million increase in corporate overhead expense and smaller increases in several other categories of noninterest expense.
The Texas market's net income decreased $108 million to a net loss of $76 million for the three months ended March 31, 2016, compared to net income of $32 million for the three months ended March 31, 2015. Net interest income (FTE) of $123 million for the three months ended March 31, 2016 decreased $8 million from the comparable period in the prior year, primarily due to the impact of a $772 million decrease in average loans, the FTP impact of a $636 million decrease in average deposits and higher FTP funding costs, for the same reasons as described above, partially offset by an increase in loan yields and one more day in 2016. The provision for credit losses of $169 million for the three months ended March 31, 2016 increased $148 million from the comparable period in the prior year, primarily due to an increase in Energy. Net credit-related charge-offs of $47 million for three-month periods ended March 31, 2016 increased $44 million compared to the nine months ended March 31, 2015, primarily reflecting an increase in Energy. Noninterest income of $30 million for the three months ended March 31, 2016 decreased $5 million compared to the comparable period in the prior year, primarily due to decreases of $2 million each in investment banking fees and commercial lending fees, as well as smaller decreases in several other noninterest income categories, partially offset by a $1 million increase in card fees. Noninterest expenses of $100 million for the three months ended March 31, 2016 increased $5 million compared to the three months ended March 31, 2015, primarily reflecting a $7 million increase in corporate overhead expenses, partially offset by a $2 million decrease in salaries and benefits expense.
Net income in Other Markets of $59 million for the three months ended March 31, 2016 increased $16 million, compared to $43 million for the three months ended March 31, 2015. Net interest income (FTE) of $87 million for the three months ended March 31, 2016 increased $7 million from the comparable period in the prior year, primarily due to the FTP benefit provided by a $679 million increase in average deposits, the benefit provided by a $372 million increase in average loans and an increase in loan yields, partially offset by higher FTP funding costs, for the same reasons as described above. The provision for credit losses decreased $14 million to a benefit of $8 million in the three months ended March 31, 2016, compared to a provision of $6 million for the same period in the prior year, primarily reflecting decreases in Mortgage Banker Finance and Environmental Services, partially offset by an increase in Technology and Life Sciences. Net credit-related recoveries were $2 million for the three months ended March 31, 2016, compared to net charge-offs of $1 million for the comparable period in the prior year. Noninterest income of $93 million for the three months ended March 31, 2016 increased $5 million from the comparable period in the prior year, primarily reflecting a $3 million increase in card fees and a $2 million securities loss in the prior year period, partially offset by a decrease in commercial lending fees. Noninterest expenses of $105 million for the three months ended March 31, 2016 increased $2 million compared to the same period in the prior year, primarily due to an increase of $5 million in outside processing expense, partially offset by smaller decreases in several other noninterest expense categories.
The net loss for the Finance & Other category of $69 million in the three months ended March 31, 2016 decreased $19 million compared to the three months ended March 31, 2015. For further information, refer to the Finance segment discussion under the "Business Segments" subheading above.
The following table lists the Corporation's banking centers by geographic market segment.

	March 31,
	2016	2015
Michigan	214	214
Texas	133	135
California	103	104
Other Markets:
Arizona	19	19
Florida	7	9
Canada	1	1
Total	477	482

FINANCIAL CONDITION
Total assets were $69.0 billion at March 31, 2016, a decrease of $2.9 billion from $71.9 billion at December 31, 2015, primarily reflecting a decrease of $3.0 billion in interest-bearing deposits with banks. On an average basis, total assets decreased $2.7 billion to $69.2 billion in the first quarter 2016, compared to $71.9 billion in the fourth quarter 2015, resulting primarily from a decrease of $4.0 billion in average interest-bearing deposits with banks, partially offset by an increase of $1.5 billion in average total investment securities.
The following tables provide information about the change in the Corporation's average loan portfolio in the first quarter 2016, compared to the fourth quarter 2015.

	Three Months Ended			Percent Change
(dollar amounts in millions)	March 31, 2016	December 31, 2015	Change
Average Loans:
Commercial loans by business line:
General Middle Market	$9,855	$10,009	$(154)	(2)%
National Dealer Services	4,536	4,469	67	2
Energy	3,078	3,142	(64)	(2)
Technology and Life Sciences	3,134	3,156	(22)	(1)
Environmental Services	842	827	15	2
Entertainment	681	684	(3)	—
Total Middle Market	22,126	22,287	(161)	(1)
Corporate Banking	2,859	2,887	(28)	(1)
Mortgage Banker Finance	1,674	1,742	(68)	(4)
Commercial Real Estate	882	955	(73)	(8)
Total Business Bank commercial loans	27,541	27,871	(330)	(1)
Total Retail Bank commercial loans	1,930	1,957	(27)	(1)
Total Wealth Management commercial loans	1,343	1,391	(48)	(3)
Total commercial loans	30,814	31,219	(405)	(1)
Real estate construction loans	2,114	1,961	153	8
Commercial mortgage loans	8,961	8,842	119	1
Lease financing	726	750	(24)	(3)
International loans	1,419	1,402	17	1
Residential mortgage loans	1,892	1,896	(4)	—
Consumer loans	2,466	2,478	(12)	—
Total loans	$48,392	$48,548	$(156)	—%
Average Loans By Geographic Market:
Michigan	$12,774	$12,986	$(212)	(2)%
California	17,283	17,033	250	1
Texas	10,763	10,894	(131)	(1)
Other Markets	7,572	7,635	(63)	(1)
Total loans	$48,392	$48,548	$(156)	—%
In general, Middle Market serves customers with annual revenue between $20 million and $500 million, while Corporate serves customers with revenue over $500 million. Changes in average total loans by geographic market are provided in the table above.
Investment securities increased $14 million to $12.5 billion at March 31, 2016 compared to December 31, 2015. Net unrealized gains on investment securities available-for-sale increased $149 million to $177 million at March 31, 2016, compared to $28 million at December 31, 2015. On an average basis, investment securities increased $1.5 billion in the first quarter 2016, compared to the fourth quarter 2015, primarily reflecting the purchase of approximately $2.2 billion of U.S. Treasury securities in the fourth quarter 2015, largely from the reinvestment of Federal Reserve Bank deposits into higher yielding securities.
Total liabilities decreased $2.9 billion to $61.4 billion at March 31, 2016, compared to $64.3 billion at December 31, 2015, primarily reflecting a decrease of $3.5 billion in total deposits, partially offset by an increase of $491 million in short-term borrowings. The decrease in total deposits was largely related to an elevated deposit level at December 31, 2015 associated with the government card program. The increase in short-term borrowings primarily reflected the January 2016 issuance of $500 million of 3-month Federal Home Loan Bank (FHLB) advances. On an average basis, total liabilities decreased $2.7 billion in the first quarter 2016, compared to the fourth quarter 2015, primarily due to a decrease of $3.0 billion in total deposits, comprising a $1.6 billion decrease in noninterest-bearing deposits and a $1.4 billion decrease in interest-bearing deposits. The decrease in average total deposits primarily reflected seasonality, and, to a lesser extent, purposeful pricing discipline and strategic actions in light of new LCR rules, with the largest decreases in Corporate Banking ($1.2 billion), the Financial Services Division ($592 million) and Municipalities ($494 million). The Financial Services Division and Municipalities are included in general Middle Market.
Capital
Total shareholders' equity increased $84 million to $7.6 billion at March 31, 2016, compared to December 31, 2015. The following table presents a summary of changes in total shareholders' equity in the three months ended March 31, 2016.

(in millions)
Balance at January 1, 2016		$7,560
Net income		60
Cash dividends declared on common stock		(37)
Purchase of common stock		(49)
Other comprehensive income:
Investment securities	$95
Defined benefit and other postretirement plans	6
Total other comprehensive income		101
Issuance of common stock under employee stock plans		(11)
Share-based compensation		20
Balance at March 31, 2016		$7,644
The Corporation periodically conducts stress tests to evaluate potential impacts to the Corporation's forecasted financial condition under various economic scenarios and business conditions. These stress tests are a normal part of the Corporation's overall risk management and capital planning process and are part of the forecasting process used by the Corporation to conduct the enterprise-wide stress test that was part of the Federal Reserve's Comprehensive Capital Analysis and Review (CCAR). For additional information about risk management processes, refer to the "Risk Management" sections of this financial review and the Corporation's 2015 Annual Report.
The Federal Reserve completed its 2015 CCAR review in March 2015 and did not object to the Corporation's 2015/2016 capital plan and capital distributions contemplated in the plan for the period ending June 30, 2016. On April 26, 2016, the Board of Directors of the Corporation (the Board) approved a 1-cent increase in the quarterly dividend to $0.22 per share, effective for the dividend payable July 1, 2016. In the first quarter 2016, the Corporation's repurchases under the plan totaled $42 million. The pace of future equity repurchases will be linked to the Corporation's overall capital position and financial performance. The 2016/2017 capital plan was submitted to the Federal Reserve for review in April 2016 and a response is expected in June 2016.
The following table summarizes the Corporation's repurchase activity during the three months ended March 31, 2016.

(shares in thousands)	Total Number of Shares and Warrants Purchased as Part of Publicly Announced Repurchase Plans or Programs (a)	Remaining Repurchase Authorization (b)	Total Number of Shares and Warrants Purchased (c)	Average Price Paid Per Share
January 2016	929	15,975	1,137	$35.75
February 2016	254	15,721	254	33.09
March 2016	—	15,721	1	35.91
Total first quarter 2016	1,183	15,721	1,392	$35.26

(a)	The Corporation made no repurchases of warrants under the repurchase program during the three months ended March 31, 2016.

(b)	Maximum number of shares and warrants that may yet be purchased under the publicly announced plans or programs.

(c)
Includes approximately 209,000 shares purchased pursuant to deferred compensation plans and shares purchased from employees to pay for taxes related to restricted stock vesting under the terms of an employee share-based compensation plan during the three months ended March 31, 2016. These transactions are not considered part of the Corporation's repurchase program.

A total of 40.3 million shares and 14.1 million warrants have been authorized for repurchase under the equity repurchase program since its inception in 2010. There is no expiration date for the Corporation's equity repurchase program.

The following table presents the minimum ratios required for the Corporation to be considered "adequately capitalized" as of March 31, 2016 and December 31, 2015.

	March 31, 2016		December 31, 2015
Common equity tier 1 capital to risk-weighted assets	4.50%	(a)	4.50%
Tier 1 capital to risk-weighed assets	6.00	(a)	6.00
Total capital to risk-weighted assets	8.00	(a)	8.00
Capital conservation buffer	0.625	(a)	—
Tier 1 capital to adjusted average assets (leverage ratio)	4.00		4.00

(a)
In addition to the minimum risk-based capital requirements, the Corporation is required to maintain a minimum capital conservation buffer, in the form of common equity, in order to avoid restrictions on capital distributions and discretionary bonuses. The required amount of the capital conservation buffer is being phased-in, beginning at 0.625% on January 1, 2016 and ultimately increasing to 2.5% on January 1, 2019.

The Corporation's capital ratios exceeded minimum regulatory requirements as follows:

	March 31, 2016		December 31, 2015
(dollar amounts in millions)	Capital/Assets	Ratio	Capital/Assets	Ratio
Common equity tier 1 and tier 1 risk based (a)	$7,331	10.56%	$7,350	10.54%
Total risk-based (a)	8,903	12.82	8,852	12.69
Leverage (a)	7,331	10.60	7,350	10.22
Tangible common equity (b)	6,996	10.23	6,911	9.70
Risk-weighted assets (a)	69,427		69,731

(a)	March 31, 2016 capital, risk-weighted assets and ratios are estimated.

(b)	See Supplemental Financial Data section for reconcilements of non-GAAP financial measures.
RISK MANAGEMENT
The following updated information should be read in conjunction with the "Risk Management" section on pages F-24 through F-39 in the Corporation's 2015 Annual Report.
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
U.S. economic data for the first quarter of 2016 was mixed. Weak real Gross Domestic Product (GDP) growth for the first quarter was countered by ongoing strong job creation for most of the country. Oil producing states were negatively affected by the reduction in drilling rigs and ongoing consolidation in the energy sector. Manufacturing indicators were soft at the start of the year but tended to improve through the first quarter. Overall, real consumer spending has been steady, increasing at a 2.8 percent year-over-year rate as of March, with support coming from the sizable services component. Looking ahead, the Corporation expects GDP growth to improve through 2016 after the weak first quarter.
The allowance for loan losses was $724 million at March 31, 2016, compared to $634 million at December 31, 2015, an increase of $90 million, or 14 percent. The increase in the allowance for loan losses resulted primarily from a significant increase in reserves for energy and energy-related loans, partially offset by improved credit quality in the remainder of the portfolio. The increase in reserves for energy and energy-related loans reflected additional negative migration into criticized loans due to the deteriorating financial condition and increasing leverage of these borrowers, as well as an increased loss estimate in the event of default resulting primarily from the significant additional decline in oil and gas prices in the first quarter 2016. The March 31, 2016 allowance for loan losses included the results of the 2016 Shared National Credit (SNC) exam.
The allowance for credit losses on lending-related commitments includes specific allowances, based on individual evaluations of certain letters of credit in a manner consistent with business loans, and allowances based on the pool of the remaining letters of credit and all unused commitments to extend credit within each internal risk rating.
The allowance for credit losses on lending-related commitments was $46 million at March 31, 2016 compared to $45 million at December 31, 2015. The $1 million increase in the allowance for credit losses on lending-related commitments primarily reflected the impact of the increase in criticized energy and energy-related unfunded commitments and issued letters of credit.

For additional information regarding the allowance for credit losses, refer to page F-40 in the "Critical Accounting Policies" section and pages F-56 through F-58 in Note 1 to the consolidated financial statements of the Corporation's 2015 Annual Report. For additional information regarding energy and energy-related exposures, refer to "Energy Lending" subheading later in this section.
Nonperforming Assets
Nonperforming assets include loans on nonaccrual status, troubled debt restructured loans (TDRs) which have been renegotiated to less than the original contractual rates (reduced-rate loans) and foreclosed property. TDRs include performing and nonperforming loans. Nonperforming TDRs are either on nonaccrual or reduced-rate status.
The following table presents a summary of nonperforming assets and past due loans.

(dollar amounts in millions)	March 31, 2016	December 31, 2015
Nonaccrual loans:
Business loans:
Commercial	$547	$238
Real estate construction	—	1
Commercial mortgage	47	60
Lease financing	6	6
International	27	8
Total nonaccrual business loans	627	313
Retail loans:
Residential mortgage	26	27
Consumer:
Home equity	27	27
Other consumer	1	—
Total consumer	28	27
Total nonaccrual retail loans	54	54
Total nonaccrual loans	681	367
Reduced-rate loans	8	12
Total nonperforming loans	689	379
Foreclosed property	25	12
Total nonperforming assets	$714	$391
Nonperforming loans as a percentage of total loans	1.40%	0.77%
Nonperforming assets as a percentage of total loans and foreclosed property	1.45	0.80
Allowance for loan losses as a percentage of total nonperforming loans	105	167
Loans past due 90 days or more and still accruing	$13	$17
Loans past due 90 days or more and still accruing as a percentage of total loans	0.03%	0.03%
Nonperforming assets increased $323 million to $714 million at March 31, 2016, from $391 million at December 31, 2015. The increase in nonperforming assets primarily reflected an increase of $295 million in nonaccrual energy and energy-related loans. Nonperforming assets as a percentage of total loans and foreclosed property was 1.45 percent at March 31, 2016, compared to 0.80 percent at December 31, 2015.
The following table presents a summary of TDRs at March 31, 2016 and December 31, 2015.

(in millions)	March 31, 2016	December 31, 2015
Nonperforming TDRs:
Nonaccrual TDRs	$200	$100
Reduced-rate TDRs	8	12
Total nonperforming TDRs	208	112
Performing TDRs (a)	168	128
Total TDRs	$376	$240

(a)	TDRs that do not include a reduction in the original contractual interest rate which are performing in accordance with their modified terms.
At March 31, 2016, nonaccrual TDRs and performing TDRs included $129 million and $118 million of energy and energy-related loans, respectively, increases of $68 million and $39 million, respectively, compared to December 31, 2015.

The following table presents a summary of changes in nonaccrual loans.

	Three Months Ended
(in millions)	March 31, 2016	December 31, 2015
Balance at beginning of period	$367	$357
Loans transferred to nonaccrual (a)	446	105
Nonaccrual business loan gross charge-offs (b)	(75)	(49)
Nonaccrual business loans sold (c)	(21)	—
Payments/other (d)	(36)	(46)
Balance at end of period	$681	$367
(a) Based on an analysis of nonaccrual loans with book balances greater than $2 million.
(b) Analysis of gross loan charge-offs:
Nonaccrual business loans	$75	$49
Performing business loans	—	25
Retail loans	2	2
Total gross loan charge-offs	$77	$76
(c) Analysis of loans sold:
Nonaccrual business loans	$21	$—
Performing criticized loans	—	3
Total criticized loans sold	$21	$3
(d) Includes net changes related to nonaccrual loans with balances less than $2 million, payments on nonaccrual loans with book balances greater than $2 million, transfers of nonaccrual loans to foreclosed property and retail loan gross charge-offs. Excludes business loan gross charge-offs and nonaccrual business loans sold.

There were 26 borrowers with balances greater than $2 million, totaling $446 million, transferred to nonaccrual status in the first quarter 2016, an increase of $341 million when compared to $105 million in the fourth quarter 2015. Of the transfers to nonaccrual greater than $2 million in the first quarter 2016, $366 million were energy and energy-related, compared to $100 million in the fourth quarter 2015.
The following table presents the composition of nonaccrual loans by balance and the related number of borrowers at March 31, 2016 and December 31, 2015.

	March 31, 2016		December 31, 2015
(dollar amounts in millions)	Number of Borrowers	Balance	Number of Borrowers	Balance
Under $2 million	1,263	$109	1,300	$112
$2 million - $5 million	11	33	12	34
$5 million - $10 million	10	76	8	57
$10 million - $25 million	13	208	4	58
Greater than $25 million	6	255	3	106
Total	1,303	$681	1,327	$367

The following table presents a summary of nonaccrual loans at March 31, 2016 and loans transferred to nonaccrual and net loan charge-offs for the three months ended March 31, 2016, based primarily on North American Industry Classification System (NAICS) categories.

	March 31, 2016		Three Months Ended March 31, 2016
(dollar amounts in millions)	Nonaccrual Loans		Loans Transferred to Nonaccrual (a)		Net Loan Charge-Offs (Recoveries)
Industry Category
Mining, Quarrying and Oil & Gas Extraction (b)	$440	64%	$378	85%	$52	100%
Manufacturing (b)	64	9	49	11	10	20
Residential Mortgage	25	4	—	—	—	—
Services	22	3	—	—	2	5
Retail	21	3	—	—	(1)	(2)
Real Estate & Home Builders	19	3	—	—	(12)	(24)
Health Care & Social Assistance	19	3	—	—	—	—
Contractors (b)	12	2	—	—	—	—
Wholesale Trade	8	1	9	2	2	3
Holding & Other Investment Companies	7	1	—	—	—	—
Transportation & Warehousing (b)	4	1	3	1	—	—
Other (c)	40	6	8	1	(1)	(2)
Total	$681	100%	$447	100%	$52	100%

(a)	Based on an analysis of nonaccrual loans with book balances greater than $2 million.

(b)
Included nonaccrual energy and energy-related loans of approximately $440 million in Mining, Quarrying and Oil & Gas Extraction, $10 million in Contractors, $3 million in Manufacturing, and $3 million in Transportation & Warehousing at March 31, 2016.

(c)	Consumer, excluding residential mortgage and certain personal purpose nonaccrual loans and net charge-offs, are included in the “Other” category.
Loans past due 90 days or more and still accruing interest generally represent loans that are well collateralized and in a continuing process of collection. Loans past due 90 days or more and still accruing interest were $13 million at March 31, 2016 compared to $17 million at December 31, 2015. Loans past due 30-89 days increased $18 million to $147 million at March 31, 2016, compared to $129 million at December 31, 2015. An aging analysis of loans included in Note 4 to the consolidated financial statements provides further information about the balances comprising past due loans.
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

(dollar amounts in millions)	March 31, 2016	December 31, 2015
Total criticized loans	$3,928	$3,193
As a percentage of total loans	8.0%	6.5%
The $735 million increase in criticized loans in the three months ended March 31, 2016 included an increase of $588 million of energy and energy-related loans. For further information about criticized energy and energy-related loans, refer to the "Energy Lending" subheading later in this section.
The following table presents a summary of changes in foreclosed property.

	Three Months Ended
(in millions)	March 31, 2016	December 31, 2015
Balance at beginning of period	$12	$12
Acquired in foreclosure	17	3
Foreclosed property sold (a)	(4)	(3)
Balance at end of period	$25	$12
(a) Net gain on foreclosed property sold	$1	$2

Commercial Real Estate Lending
The following table summarizes the Corporation's commercial real estate loan portfolio by loan category.

(in millions)	March 31, 2016	December 31, 2015
Real estate construction loans:
Commercial Real Estate business line (a)	$1,947	$1,681
Other business lines (b)	343	320
Total real estate construction loans	$2,290	$2,001
Commercial mortgage loans:
Commercial Real Estate business line (a)	$2,168	$2,104
Other business lines (b)	6,814	6,873
Total commercial mortgage loans	$8,982	$8,977

(a)	Primarily loans to real estate developers.

(b)	Primarily loans secured by owner-occupied real estate.
The Corporation limits risk inherent in its commercial real estate lending activities by limiting exposure to those borrowers directly involved in the commercial real estate markets and adhering to conservative policies on loan-to-value ratios for such loans. Commercial real estate loans, consisting of real estate construction and commercial mortgage loans, totaled $11.3 billion at March 31, 2016, of which $4.1 billion, or 37 percent, were to borrowers in the Commercial Real Estate business line, which includes loans to real estate developers. The remaining $7.2 billion, or 63 percent, of commercial real estate loans in other business lines consisted primarily of owner-occupied commercial mortgages, which bear credit characteristics similar to non-commercial real estate business loans. In the Texas market, commercial real estate loans totaled $2.8 billion at March 31, 2016, of which $1.5 billion were to borrowers in the Commercial Real Estate business line. Substantially all of the remaining $1.3 billion were owner-occupied commercial mortgages. Loans in the Commercial Real Estate business line secured by properties located in Texas totaled $1.2 billion at March 31, 2016, primarily including $715 million for multifamily properties, $174 million for commercial properties and $128 million for retail properties. No loans in the Commercial Real Estate business line that were secured by properties located in Texas were on nonaccrual status at March 31, 2016.
The real estate construction loan portfolio primarily contains loans made to long-time customers with satisfactory completion experience. Credit quality in the real estate construction loan portfolio was strong, with none on nonaccrual status at March 31, 2016 compared to $1 million at December 31, 2015, and no real estate construction loan net charge-offs in either of the three-month periods ended March 31, 2016 and 2015.
Loans in the commercial mortgage portfolio generally mature within three to five years. Of the $2.2 billion and $2.1 billion of commercial mortgage loans in the Commercial Real Estate business line outstanding at March 31, 2016 and December 31, 2015, respectively, $8 million and $16 million were on nonaccrual status at March 31, 2016 and December 31, 2015, respectively. Commercial mortgage loan net recoveries in the Commercial Real Estate business line were $10 million and $1 million for the three months ended March 31, 2016 and 2015, respectively. In other business lines, $39 million and $44 million of commercial mortgage loans were on nonaccrual status at March 31, 2016 and December 31, 2015, respectively, and net recoveries were $2 million for both the three-month periods ended March 31, 2016 and 2015.
Residential Real Estate Lending
The following table summarizes the Corporation's residential mortgage and home equity loan portfolios by geographic market.

	March 31, 2016				December 31, 2015
(dollar amounts in millions)	Residential Mortgage Loans	% of Total	Home Equity Loans	% of Total	Residential Mortgage Loans	% of Total	Home Equity Loans	% of Total
Geographic market:
Michigan	$377	20%	$772	44%	$387	21%	$785	46%
California	888	47	635	37	874	47	611	35
Texas	332	18	276	16	325	17	269	16
Other Markets	277	15	55	3	284	15	55	3
Total	$1,874	100%	$1,738	100%	$1,870	100%	$1,720	100%
Residential real estate loans, which consist of residential mortgages and home equity loans and lines of credit, totaled $3.6 billion at March 31, 2016. Residential mortgages totaled $1.9 billion at March 31, 2016, and were primarily larger, variable-rate mortgages originated and retained for certain private banking relationship customers. Of the $1.9 billion of residential mortgage loans outstanding, $26 million were on nonaccrual status at March 31, 2016. The home equity portfolio totaled $1.7 billion at March 31, 2016, of which $1.7 billion was outstanding under primarily variable-rate, interest-only home equity lines of credit,

$133 million were on amortizing status and $52 million were closed-end home equity loans. Of the $1.7 billion of home equity loans outstanding, $27 million were on nonaccrual status at March 31, 2016. A majority of the home equity portfolio was secured by junior liens at March 31, 2016. The residential real estate portfolio is principally located within the Corporation's primary geographic markets. Substantially all residential real estate loans past due 90 days or more are placed on nonaccrual status, and substantially all junior lien home equity loans that are current or less than 90 days past due are placed on nonaccrual status if full collection of the senior position is in doubt. At no later than 180 days past due, such loans are charged off to current appraised values less costs to sell.
Energy Lending
The Corporation has a portfolio of energy and energy-related loans that are included primarily in "commercial loans" in the consolidated balance sheets. The Corporation has over 30 years of experience in energy lending, with a focus on middle market companies in the oil and gas business. Customers in the Corporation's Energy business line (approximately 200 borrowers) are engaged in three segments of the oil and gas business: exploration and production (E&P), midstream and energy services. E&P generally includes such activities as searching for potential oil and gas fields, drilling exploratory wells and operating active wells. Commitments to E&P borrowers are subject to semi-annual borrowing base re-determinations based on a variety of factors including updated pricing (reflecting market and competitive conditions), energy reserve levels and the impact of hedging. The midstream sector is generally involved in the transportation, storage and marketing of crude and/or refined oil and gas products. The Corporation's energy services customers provide products and services primarily to the E&P segment. About 95 percent of the loans in the Energy business line are SNCs, which are facilities greater than $20 million shared by three or more federally supervised institutions, reflecting the Corporation's focus on larger middle market companies that have financing needs that generally exceed internal individual borrower credit risk limits. The Corporation seeks to develop full relationships with SNC borrowers.
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
The following table summarizes information about the Corporation's portfolio of energy and energy-related loans.

	March 31, 2016				December 31, 2015
(dollar amounts in millions)	Outstandings		Nonaccrual	Criticized	Outstandings		Nonaccrual	Criticized
Exploration and production (E&P)	$2,162	70%	$362	$1,446	$2,111	69%	$108	$967
Midstream	509	16	—	109	479	15	—	42
Services	426	14	61	278	480	16	24	235
Total Energy business line	3,097	100%	423	1,833	3,070	100%	132	1,244
Energy-related	534		33	185	624		29	187
Total energy and energy-related	$3,631		$456	$2,018	$3,694		$161	$1,431
As a percentage of total energy and energy-related loans			13%	56%			4%	38%

Loans in the Energy business line were $3.1 billion, or approximately 6 percent of total loans, at both March 31, 2016 and December 31, 2015. Total exposure, including unused commitments to extend credit and letters of credit, was $5.6 billion and $6.1 billion at March 31, 2016 and December 31, 2015, respectively. The decrease in total exposure in the Energy business line primarily reflected reduced borrowing bases as a result of the decline in value of oil and gas reserves. As of the end of March 2016, the Corporation had completed approximately 26 percent of the spring borrowing base re-determinations for E&P borrowers, resulting in about a 22 percent reduction in total commitment for the portion reviewed. While the value and coverage benefit of hedging contracts are dependent upon the underlying oil/gas price in each contract and will be different for each borrower, as of March 31, 2016, a majority of the Corporation’s E&P customers had at least 50 percent of their oil and/or gas production hedged up to the end of 2016. Approximately 95 percent of the loans outstanding and 90 percent of total exposure in the Energy business line had varying levels and types of collateral at March 31, 2016, including oil and gas reserves and pipelines, equipment, accounts receivable, inventory and other assets, or some combination thereof. Energy-related outstandings were approximately $534 million at March 31, 2016 (approximately 100 relationships), a decrease of $90 million, or 14 percent, compared to December 31, 2015.
Criticized energy and energy-related loans increased $587 million in the three months ended March 31, 2016, including a $456 million increase in nonaccrual loans. The increase in criticized loans largely reflected additional negative migration due to the deteriorating financial condition and increasing leverage of these borrowers. Energy and energy-related net charge-offs totaled $44 million for the three months ended March 31, 2016, including $6 million in E&P, $36 million in energy services and

$2 million from the energy-related portfolio, compared to net charge-offs of $2 million for the same period in 2015, all from the energy-related portfolio.
The Corporation's allowance methodology carefully considers the various risk elements within its loan portfolio. At March 31, 2016, the reserve allocation for energy and energy-related loans was approaching 8 percent of total energy and energy-related loans. The reserve allocation for energy and energy-related loans appropriately incorporated the changing dynamics in energy and energy-related loans described above, including, but not limited to, continued negative migration in the portfolio and the value of collateral considered in determining estimated loss given default, which has resulted in increases in reserves for this portfolio for the past six quarterly periods. The Corporation continued to incorporate a qualitative reserve component for energy and energy-related loans at March 31, 2016, which provided for incurred losses that emerged between the borrower's most recent internal risk rating review and/or borrowing base re-determination and March 31, 2016. Refer to the “Allowance for Credit Losses” subheading earlier in this section for a discussion of changes in the allowance for loan losses as a result of the above-described events.
Automotive Lending
Substantially all dealer loans are in the National Dealer Services business line. Loans in the National Dealer Services business line include floor plan financing and other loans to automotive dealerships. Floor plan loans, included in “commercial loans” in the consolidated balance sheets, totaled $3.9 billion at March 31, 2016, a decrease of $37 million compared to December 31, 2015. At March 31, 2016 and December 31, 2015, other loans to automotive dealers in the National Dealer Services business line totaled $2.5 billion and $2.6 billion, respectively, including $1.6 billion and $1.7 billion of owner-occupied commercial real estate mortgage loans at March 31, 2016 and December 31, 2015, respectively. Automotive lending also includes loans to borrowers involved with automotive production, primarily Tier 1 and Tier 2 suppliers. Loans to borrowers involved with automotive production totaled approximately $1.4 billion and $1.3 billion at March 31, 2016 and December 31, 2015, respectively.
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
The following table summarizes cross-border exposure to entities domiciled in European countries at March 31, 2016 and December 31, 2015.

(in millions)	March 31, 2016	December 31, 2015
European exposure:
Commercial and industrial	$314	$285
Banks and other financial institutions	17	35
Total outstanding	331	320
Unfunded commitments and guarantees	373	456
Total European exposure (a)	$704	$776

(a)	Primarily United Kingdom and the Netherlands.
For further discussion of credit risk, see the "Credit Risk" section of pages F-24 through F-33 in the Corporation's 2015 Annual Report.
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
The Asset and Liability Policy Committee (ALCO) of the Corporation establishes and monitors compliance with the policies and risk limits pertaining to market and liquidity risk management activities. ALCO meets regularly to discuss and review market and liquidity risk management strategies, and consists of executive and senior management from various areas of the Corporation, including treasury, finance, economics, lending, deposit gathering and risk management. The Treasury Department mitigates market and liquidity risk under the direction of ALCO through the actions it takes to manage the Corporation's market, liquidity and capital positions.
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
Interest Rate Risk
Net interest income is the primary source of revenue for the Corporation. Interest rate risk arises in the normal course of business due to differences in the repricing and cash flow characteristics of assets and liabilities, primarily through the Corporation's core business activities of extending loans and acquiring deposits. The Corporation's balance sheet is predominantly characterized by floating-rate loans funded by a combination of core deposits and wholesale borrowings. Approximately 85 percent of the Corporation's loans were floating at March 31, 2016, of which approximately 75 percent were based on LIBOR and 25 percent were based on Prime. This creates sensitivity to interest rate movements due to the imbalance between the floating-rate loan portfolio and the more slowly repricing deposit products. In addition, growth and/or contraction in the Corporation's loans and deposits may lead to changes in sensitivity to interest rate movements in the absence of mitigating actions. Examples of such actions are purchasing investment securities, primarily fixed-rate, which provide liquidity to the balance sheet and act to mitigate the inherent interest sensitivity, and hedging the sensitivity with interest rate swaps. The Corporation actively manages its exposure to interest rate risk, with the principal objective of optimizing net interest income and the economic value of equity while operating within acceptable limits established for interest rate risk and maintaining adequate levels of funding and liquidity.
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
Sensitivity of Net Interest Income to Changes in Interest Rates
The analysis of the impact of changes in interest rates on net interest income under various interest rate scenarios is management's principal risk management technique. Management models a base case net interest income under an unchanged interest rate environment and what is believed to be the most likely balance sheet structure. Existing derivative instruments entered into for risk management purposes are included in the analysis, but no additional hedging is currently forecasted. These derivative instruments currently comprise interest rate swaps that convert fixed-rate long-term debt to variable rates. This base case net interest income is then compared against interest rate scenarios in which rates rise or decline in a linear, non-parallel fashion from the base case over 12 months. In the scenarios presented, short-term interest rates increase 200 basis points, resulting in an average increase in short-term interest rates of 100 basis points over the period (+200 scenario). Due to the current low level of interest rates, the analysis reflects a declining interest rate scenario of a 50 basis point drop in short-term interest rates, to zero percent.
Each scenario includes assumptions such as loan growth, investment security prepayment levels, depositor behavior, yield curve changes, loan and deposit pricing, and overall balance sheet mix and growth. In the +200 scenario, assumptions related to loan growth are based on historical experience. Because deposit balances have continued to grow significantly in this persistent low rate environment, historical depositor behavior may be less indicative of future trends. As a result, the +200 scenario reflects a greater decrease in deposits than we have experienced historically as rates begin to rise. Investment securities modeling includes the replacement of prepayments and expected funding maturities. In addition, the model reflects deposit pricing based on historical price movements with short-term interest rates, and loan spreads are held at current levels. Changes in actual economic activity may result in a materially different interest rate environment as well as a balance sheet structure that is different from the changes management included in its simulation analysis.

The table below, as of March 31, 2016 and December 31, 2015, displays the estimated impact on net interest income during the next 12 months by relating the base case scenario results to those from the rising and declining rate scenarios described above.

	Estimated Annual Change
	March 31, 2016		December 31, 2015
(in millions)	Amount	%	Amount	%
Change in Interest Rates:
Rising 200 basis points	$200	11%	$212	12%
Declining to zero percent	(84)	(5)	(88)	(5)
Sensitivity decreased slightly from December 31, 2015 to March 31, 2016 primarily due to changes in loan and deposit balances from a revised forecast. The risk to declining interest rates is limited by an assumed floor on interest rates of zero percent.
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
The table below, as of March 31, 2016 and December 31, 2015, displays the estimated impact on the economic value of equity from the interest rate scenario described above.

	March 31, 2016		December 31, 2015
(in millions)	Amount	%	Amount	%
Change in Interest Rates:
Rising 200 basis points	$1,078	9%	$1,021	9%
Declining to zero percent	(596)	(5)	(538)	(5)
The change in the sensitivity of the economic value of equity to a 200 basis point parallel increase in rates between December 31, 2015 and March 31, 2016 was primarily driven by changes in market interest rates at the middle to long end of the curve, which most significantly impact mortgage-backed security prepayments and the value of deposits without a stated maturity.
Wholesale Funding
The Corporation may access the purchased funds market when necessary, which includes foreign office time deposits and short-term borrowings. Capacity for incremental purchased funds at March 31, 2016 included short-term FHLB advances, the ability to purchase federal funds, sell securities under agreements to repurchase, as well as issue deposits to institutional investors and issue certificates of deposit through brokers. Purchased funds totaled $561 million at March 31, 2016, compared to $55 million at December 31, 2015. The increase in purchased funds primarily reflected the January 2016 issuance of $500 million of 3-month FHLB advances. At March 31, 2016, the Bank had pledged loans totaling $24 billion which provided for up to $18 billion of available collateralized borrowing with the FRB.
The Bank is a member of the FHLB of Dallas, Texas, which provides short- and long-term funding to its members through advances collateralized by real estate-related assets. Actual borrowing capacity is contingent on the amount of collateral available to be pledged to the FHLB. At March 31, 2016, $15 billion of real estate-related loans were pledged to the FHLB as blanket collateral to provide capacity for potential future borrowings of approximately $5.6 billion. In early April 2016, the Bank issued four, $400 million 10-year, floating-rate FHLB advances, each with an initial interest rate of 0.399% and due March 4, 2026. The interest rate on each of the notes resets every four weeks, based on the FHLB auction rate, with the reset date of each note scheduled at one-week intervals. Each note may be prepaid in full, without penalty, at each scheduled reset date. Proceeds will be used for general corporate purposes, including to provide cost-effective funding for upcoming debt maturities.
Additionally, as of March 31, 2016, the Bank had the ability to issue up to $14 billion of debt under an existing $15 billion medium-term senior note program which allows the issuance of debt with maturities between three months and 30 years. The Corporation also maintains a shelf registration statement with the Securities and Exchange Commission from which it may issue debt and/or equity securities.

The ability of the Corporation and the Bank to raise funds at competitive rates is impacted by rating agencies' views of the credit quality, liquidity, capital and earnings of the Corporation and the Bank. As of March 31, 2016, the four major rating agencies had assigned the following ratings to long-term senior unsecured obligations of the Corporation and the Bank. A security rating is not a recommendation to buy, sell, or hold securities and may be subject to revision or withdrawal at any time by the assigning rating agency. Each rating should be evaluated independently of any other rating.

	Comerica Incorporated		Comerica Bank
March 31, 2016	Rating	Outlook	Rating	Outlook
Standard and Poor’s	BBB+	Negative	A-	Negative
Moody’s Investors Service	A3	Negative	A3	Negative
Fitch Ratings (a)	A	Stable	A	Stable
DBRS	A	Stable	A (High)	Stable

(a)	In April 2016, Fitch Ratings revised its outlook to "Negative".
The Corporation satisfies liquidity requirements with either liquid assets or various funding sources. Liquid assets, which totaled $13.8 billion at March 31, 2016, compared to $16.4 billion at December 31, 2015, provide a reservoir of liquidity. Liquid assets include cash and due from banks, federal funds sold, interest-bearing deposits with banks, other short-term investments and unencumbered investment securities.
In September 2014, U.S. banking regulators issued a final rule implementing a quantitative liquidity requirement in the U.S. generally consistent with the LCR minimum liquidity measure established under the Basel III liquidity framework. Under the rule, the Corporation is subject to a modified LCR standard, which requires a financial institution to hold a minimum level of high-quality liquid assets to fully cover modified net cash outflows under a 30-day systematic liquidity stress scenario. The rule was effective for the Corporation on January 1, 2016. During the transition year, 2016, the Corporation is required to maintain a minimum LCR of 90 percent. Beginning January 1, 2017, and thereafter, the minimum required LCR will be 100 percent. At March 31, 2016, the Corporation was in compliance with the fully phased-in LCR requirement.
In the second quarter 2016, U.S. banking regulators issued a notice of proposed rulemaking (the proposed rule) implementing a second quantitative liquidity requirement in the U.S. generally consistent with the Net Stable Funding Ratio (NSFR) minimum liquidity measure established under the Basel III liquidity framework. Under the proposed rule, the Corporation will be subject to a modified NSFR standard effective January 1, 2018, which requires a financial institution to hold a minimum level of available longer-term, stable sources of funding to fully cover a modified amount of required longer-term stable funding, over a one-year period. The Corporation is currently assessing the impact of the proposed rule.
The Corporation regularly evaluates its ability to meet funding needs in unanticipated, stressed environments. In conjunction with the quarterly 200 basis point interest rate simulation analyses, discussed in the “Interest Rate Sensitivity” section of this financial review, liquidity ratios and potential funding availability are examined. Each quarter, the Corporation also evaluates its ability to meet liquidity needs under a series of broad events, distinguished in terms of duration and severity. The evaluation as of March 31, 2016 projected that sufficient sources of liquidity were available under each series of events.
CRITICAL ACCOUNTING POLICIES
The Corporation’s consolidated financial statements are prepared based on the application of accounting policies, the most significant of which are described in Note 1 to the consolidated financial statements included in the Corporation's 2015 Annual Report. These policies require numerous estimates and strategic or economic assumptions, which may prove inaccurate or subject to variations. Changes in underlying factors, assumptions or estimates could have a material impact on the Corporation’s future financial condition and results of operations. At December 31, 2015, the most critical of these significant accounting policies were the policies related to the allowance for credit losses, fair value measurement, goodwill, pension plan accounting and income taxes. These policies were reviewed with the Audit Committee of the Corporation’s Board of Directors and are discussed more fully on pages F-40 through F-43 in the Corporation's 2015 Annual Report. As of the date of this report, there have been no significant changes to the Corporation's critical accounting policies or estimates.

SUPPLEMENTAL FINANCIAL DATA
The following table provides a reconciliation of non-GAAP financial measures used in this financial review with financial measures defined by GAAP.

(dollar amounts in millions)	March 31, 2016	December 31, 2015
Tangible Common Equity Ratio:
Common shareholders' equity	$7,644	$7,560
Less:
Goodwill	635	635
Other intangible assets	13	14
Tangible common equity	$6,996	$6,911
Total assets	$69,007	$71,877
Less:
Goodwill	635	635
Other intangible assets	13	14
Tangible assets	$68,359	$71,228
Common equity ratio	11.08%	10.52%
Tangible common equity ratio	10.23	9.70
Tangible Common Equity per Share of Common Stock:
Common shareholders' equity	$7,644	$7,560
Tangible common equity	6,996	6,911
Shares of common stock outstanding (in millions)	175	176
Common shareholders' equity per share of common stock	$43.66	$43.03
Tangible common equity per share of common stock	39.96	39.33
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
ITEM 1A. Risk Factors
Other than the addition of the new risk factor set forth below, there has been no material change in the Corporation’s risk factors as previously disclosed in our Form 10-K for the fiscal year ended December 31, 2015 in response to Part I, Item 1A. of such Form 10-K. Such risk factors are incorporated herein by reference.

•	Opportunities for revenue enhancements and efficiency improvements may not be achieved.
In April 2016, Comerica announced that it had launched a comprehensive review of its expense and revenue base with the objective to meaningfully enhance profitability. The review is currently underway, and Comerica expects to provide more information around the opportunities identified by the second quarter 2016 earnings announcement. There may be delays in the anticipated timing of activities related to the review and any potential plan resulting from the review may identify fewer opportunities than expected or may have higher than expected or unanticipated implementation costs.  The estimates and assumptions underlying any potential plan resulting from the review may or may not prove to be accurate in some respects and potential benefits may not be fully achieved. Additionally, Comerica's 2016 performance is subject to the various risks inherent to its business and operations. Furthermore, the implementation of any potential plan may have unintended impacts on Comerica's ability to attract and retain business and customers, while any revenue enhancement ideas may not be successful in the marketplace. Accordingly, Comerica's results of operations and profitability may be negatively impacted, making it less competitive and potentially causing a loss of market share.
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

101
Financial statements from Quarterly Report on Form 10-Q of the Registrant for the quarter ended March 31, 2016, formatted in Extensible Business Reporting Language: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Statements of Changes in Shareholders' Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements.

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
Date: April 29, 2016

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

101
Financial statements from Quarterly Report on Form 10-Q of the Registrant for the quarter ended March 31, 2016, formatted in Extensible Business Reporting Language: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Statements of Changes in Shareholders' Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements.

†	Management contract or compensatory plan or arrangement.