Form 10-Q
period 2016-06-30
COMERICA INC /NEW/
filed 2016-08-01
CIK 28412

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________
FORM 10-Q
______________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016
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
$5 par value common stock:
Outstanding as of July 26, 2016: 173,902,572 shares

COMERICA INCORPORATED AND SUBSIDIARIES

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements

CONSOLIDATED BALANCE SHEETS
Comerica Incorporated and Subsidiaries

(in millions, except share data)	June 30, 2016	December 31, 2015
	(unaudited)
ASSETS
Cash and due from banks	$1,172	$1,157

Interest-bearing deposits with banks	2,938	4,990
Other short-term investments	100	113

Investment securities available-for-sale	10,712	10,519
Investment securities held-to-maturity	1,807	1,981

Commercial loans	32,360	31,659
Real estate construction loans	2,553	2,001
Commercial mortgage loans	9,038	8,977
Lease financing	684	724
International loans	1,365	1,368
Residential mortgage loans	1,856	1,870
Consumer loans	2,524	2,485
Total loans	50,380	49,084
Less allowance for loan losses	(729)	(634)
Net loans	49,651	48,450
Premises and equipment	544	550
Accrued income and other assets	4,356	4,117
Total assets	$71,280	$71,877

LIABILITIES AND SHAREHOLDERS’ EQUITY
Noninterest-bearing deposits	$28,559	$30,839

Money market and interest-bearing checking deposits	22,539	23,532
Savings deposits	2,022	1,898
Customer certificates of deposit	3,230	3,552
Foreign office time deposits	24	32
Total interest-bearing deposits	27,815	29,014
Total deposits	56,374	59,853
Short-term borrowings	12	23
Accrued expenses and other liabilities	1,279	1,383
Medium- and long-term debt	5,921	3,058
Total liabilities	63,586	64,317

Common stock - $5 par value:
Authorized - 325,000,000 shares
Issued - 228,164,824 shares	1,141	1,141
Capital surplus	2,165	2,173
Accumulated other comprehensive loss	(295)	(429)
Retained earnings	7,157	7,084
Less cost of common stock in treasury - 54,247,325 shares at 6/30/16 and 52,457,113 shares at 12/31/15	(2,474)	(2,409)
Total shareholders’ equity	7,694	7,560
Total liabilities and shareholders’ equity	$71,280	$71,877
See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)
Comerica Incorporated and Subsidiaries

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except per share data)	2016	2015	2016	2015
INTEREST INCOME
Interest and fees on loans	$406	$388	$812	$766
Interest on investment securities	62	53	124	106
Interest on short-term investments	5	3	9	7
Total interest income	473	444	945	879
INTEREST EXPENSE
Interest on deposits	10	11	20	22
Interest on medium- and long-term debt	18	12	33	23
Total interest expense	28	23	53	45
Net interest income	445	421	892	834
Provision for credit losses	49	47	197	61
Net interest income after provision for credit losses	396	374	695	773
NONINTEREST INCOME
Card fees	77	69	151	132
Service charges on deposit accounts	55	56	110	111
Fiduciary income	49	48	95	95
Commercial lending fees	22	22	42	47
Letter of credit fees	13	13	26	26
Bank-owned life insurance	9	10	18	19
Foreign exchange income	11	9	21	19
Brokerage fees	5	4	9	8
Net securities losses	(1)	—	(3)	(2)
Other noninterest income	29	27	46	54
Total noninterest income	269	258	515	509
NONINTEREST EXPENSES
Salaries and benefits expense	247	251	495	504
Outside processing fee expense	84	83	163	156
Net occupancy expense	39	39	77	77
Equipment expense	14	13	27	26
Restructuring charges	53	—	53	—
Software expense	30	24	59	47
FDIC insurance expense	14	9	25	18
Advertising expense	6	5	10	11
Litigation-related expense	—	(30)	—	(29)
Other noninterest expenses	32	39	70	78
Total noninterest expenses	519	433	979	888
Income before income taxes	146	199	231	394
Provision for income taxes	42	64	67	125
NET INCOME	104	135	164	269
Less income allocated to participating securities	1	1	2	3
Net income attributable to common shares	$103	$134	$162	$266
Earnings per common share:
Basic	$0.60	$0.76	$0.94	$1.51
Diluted	0.58	0.73	0.92	1.46

Comprehensive income	137	109	298	285

Cash dividends declared on common stock	38	37	75	73
Cash dividends declared per common share	0.22	0.21	0.43	0.41
See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (unaudited)
Comerica Incorporated and Subsidiaries

	Common Stock			Accumulated Other Comprehensive Loss			Total Shareholders’ Equity
(in millions, except per share data)	Shares Outstanding	Amount	Capital Surplus		Retained Earnings	Treasury Stock

BALANCE AT DECEMBER 31, 2014	179.0	$1,141	$2,188	$(412)	$6,744	$(2,259)	$7,402
Net income	—	—	—	—	269	—	269
Other comprehensive income, net of tax	—	—	—	16	—	—	16
Cash dividends declared on common stock ($0.41 per share)	—	—	—	—	(73)	—	(73)
Purchase of common stock	(2.5)	—	—	—	—	(115)	(115)
Purchase and retirement of warrants	—	—	(10)	—	—	—	(10)
Net issuance of common stock under employee stock plans	0.9	—	(23)	—	(10)	43	10
Net issuance of common stock for warrants	1.0	—	(21)	—	(22)	43	—
Share-based compensation	—	—	24	—	—	—	24
BALANCE AT JUNE 30, 2015	178.4	$1,141	$2,158	$(396)	$6,908	$(2,288)	$7,523

BALANCE AT DECEMBER 31, 2015	175.7	$1,141	$2,173	$(429)	$7,084	$(2,409)	$7,560
Net income	—	—	—	—	164	—	164
Other comprehensive income, net of tax	—	—	—	134	—	—	134
Cash dividends declared on common stock ($0.43 per share)	—	—	—	—	(75)	—	(75)
Purchase of common stock	(2.9)	—	—	—	—	(114)	(114)
Net issuance of common stock under employee stock plans	1.1	—	(33)	—	(16)	49	—
Share-based compensation	—	—	25	—	—	—	25
BALANCE AT JUNE 30, 2016	173.9	$1,141	$2,165	$(295)	$7,157	$(2,474)	$7,694
See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
Comerica Incorporated and Subsidiaries

	Six Months Ended June 30,
(in millions)	2016	2015
OPERATING ACTIVITIES
Net income	$164	$269
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	197	61
Benefit for deferred income taxes	(52)	(25)
Depreciation and amortization	59	60
Net periodic defined benefit cost	7	23
Share-based compensation expense	25	24
Net amortization of securities	4	8
Accretion of loan purchase discount	(3)	(4)
Net securities losses	3	2
Net gains on sales of foreclosed property	(2)	(1)
Excess tax benefits from share-based compensation arrangements	(1)	(3)
Net change in:
Accrued income receivable	(7)	(4)
Accrued expenses payable	40	(83)
Other, net	(195)	67
Net cash provided by operating activities	239	394
INVESTING ACTIVITIES
Investment securities available-for-sale:
Maturities and redemptions	736	842
Sales	14	37
Purchases	(756)	(1,055)
Investment securities held-to-maturity:
Maturities and redemptions	175	153
Purchases	—	(166)
Net change in loans	(1,392)	(1,188)
Proceeds from sales of foreclosed property	11	5
Net increase in premises and equipment	(54)	(54)
Purchases of Federal Home Loan Bank stock	(115)	—
Other, net	1	2
Net cash used in investing activities	(1,380)	(1,424)
FINANCING ACTIVITIES
Net change in:
Deposits	(3,509)	971
Short-term borrowings	(11)	(60)
Medium- and long-term debt:
Maturities	—	(306)
Issuances	2,800	497
Common stock:
Repurchases	(114)	(115)
Cash dividends paid	(74)	(72)
Issuances under employee stock plans	12	18
Purchase and retirement of warrants	—	(10)
Excess tax benefits from share-based compensation arrangements	1	3
Other, net	(1)	(2)
Net cash (used in) provided by financing activities	(896)	924
Net decrease in cash and cash equivalents	(2,037)	(106)
Cash and cash equivalents at beginning of period	6,147	6,071
Cash and cash equivalents at end of period	$4,110	$5,965
Interest paid	$51	$45
Income taxes paid (refunds received)	15	(11)
Noncash investing and financing activities:
Loans transferred to other real estate	19	4
Loans transferred from portfolio to held-for-sale	—	19
Loans transferred from held-for-sale to portfolio	10	—
See notes to consolidated financial statements.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

NOTE 1 - BASIS OF PRESENTATION AND ACCOUNTING POLICIES
Organization
The accompanying unaudited consolidated financial statements were prepared in accordance with United States (U.S.) generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation were included. The results of operations for the six months ended June 30, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016. Certain items in prior periods were reclassified to conform to the current presentation. For further information, refer to the consolidated financial statements and footnotes thereto included in the Annual Report of Comerica Incorporated and Subsidiaries (the Corporation) on Form 10-K for the year ended December 31, 2015.
Recently Issued Accounting Pronouncements
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
In June 2016, the FASB issued ASU No. 2016-13, "Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments," (ASU 2016-13), which addresses concerns regarding the perceived delay in recognition of credit losses under the existing incurred loss model. The amendment introduces a new, single model for recognizing credit losses on all financial instruments presented on cost basis. Under the new model, entities must estimate current expected credit losses by considering all available relevant information, including historical and current information, as well as reasonable and supportable forecasts of future events. The update also requires additional qualitative and quantitative information to allow users to better understand the credit risk within the portfolio and the methodologies for determining allowance. ASU 2016-13 is effective for the Corporation on January 1, 2020 and must be applied using the modified retrospective approach with limited exceptions. Early adoption is permitted. The Corporation is currently evaluating the impact of adopting ASU 2016-13.
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

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

significant assumptions used to estimate fair value disclosures for financial instruments not recorded at fair value in their entirety on a recurring basis.
ASSETS AND LIABLILITIES RECORDED AT FAIR VALUE ON A RECURRING BASIS
The following tables present the recorded amount of assets and liabilities measured at fair value on a recurring basis as of June 30, 2016 and December 31, 2015.

(in millions)	Total	Level 1	Level 2	Level 3
June 30, 2016
Trading securities:
Deferred compensation plan assets	$87	$87	$—	$—
Equity and other non-debt securities	3	3	—	—
Total trading securities	90	90	—	—
Investment securities available-for-sale:
U.S. Treasury and other U.S. government agency securities	2,843	2,843	—	—
Residential mortgage-backed securities (a)	7,680	—	7,680	—
State and municipal securities	8	—	—	8	(b)
Corporate debt securities	1	—	—	1	(b)
Equity and other non-debt securities	180	132	—	48	(b)
Total investment securities available-for-sale	10,712	2,975	7,680	57
Derivative assets:
Interest rate contracts	459	—	432	27
Energy derivative contracts	242	—	242	—
Foreign exchange contracts	61	—	61	—
Warrants	2	—	—	2
Total derivative assets	764	—	735	29
Total assets at fair value	$11,566	$3,065	$8,415	$86
Derivative liabilities:
Interest rate contracts	$204	$—	$204	$—
Energy derivative contracts	240	—	240	—
Foreign exchange contracts	45	—	45	—
Total derivative liabilities	489	—	489	—
Deferred compensation plan liabilities	87	87	—	—
Total liabilities at fair value	$576	$87	$489	$—

(a)	Issued and/or guaranteed by U.S. government agencies or U.S. government-sponsored enterprises.

(b)	Auction-rate securities.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

(in millions)	Total	Level 1	Level 2	Level 3
December 31, 2015
Trading securities:
Deferred compensation plan assets	$89	$89	$—	$—
Equity and other non-debt securities	3	3	$—	$—
Total trading securities	92	92	—	—
Investment securities available-for-sale:
U.S. Treasury and other U.S. government agency securities	2,763	2,763	—	—
Residential mortgage-backed securities (a)	7,545	—	7,545	—
State and municipal securities	9	—	—	9	(b)
Corporate debt securities	1	—	—	1	(b)
Equity and other non-debt securities	201	134	—	67	(b)
Total investment securities available-for-sale	10,519	2,897	7,545	77
Derivative assets:
Interest rate contracts	286	—	277	9
Energy derivative contracts	475	—	475	—
Foreign exchange contracts	57	—	57	—
Warrants	2	—	—	2
Total derivative assets	820	—	809	11
Total assets at fair value	$11,431	$2,989	$8,354	$88
Derivative liabilities:
Interest rate contracts	$92	$—	$92	$—
Energy derivative contracts	472	—	472	—
Foreign exchange contracts	46	—	46	—
Total derivative liabilities	610	—	610	—
Deferred compensation plan liabilities	89	89	—	—
Total liabilities at fair value	$699	$89	$610	$—

(a)	Issued and/or guaranteed by U.S. government agencies or U.S. government-sponsored enterprises.

(b)	Auction-rate securities.
There were no transfers of assets or liabilities recorded at fair value on a recurring basis into or out of Level 1, Level 2 and Level 3 fair value measurements during each of the three- and six-month periods ended June 30, 2016 and 2015.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

The following table summarizes the changes in Level 3 assets and liabilities measured at fair value on a recurring basis for the three- and six-month periods ended June 30, 2016 and 2015.

		Net Realized/Unrealized Gains (Losses) (Pretax)

	Balance at Beginning of Period	Recorded in Earnings				Recorded in Other Comprehensive Income			Balance at End of Period

(in millions)		Realized		Unrealized				Sales
Three Months Ended June 30, 2016
Investment securities available-for-sale:
State and municipal securities (a)	$9	$—		$—		$—		$(1)	$8
Corporate debt securities (a)	1	—		—		—		—	1
Equity and other non-debt securities (a)	51	—		—		(3)	(b)	—	48
Total investment securities available-for-sale	61	—		—		(3)	(b)	(1)	57
Derivative assets:
Interest rate contracts	20	—		7	(c)	—		—	27
Warrants	2	—		1	(c)	—		(1)	2
Three Months Ended June 30, 2015
Investment securities available-for-sale:
State and municipal securities (a)	$23	$—		$—		$—		$—	$23
Corporate debt securities (a)	1	—		—		—		—	1
Equity and other non-debt securities (a)	71	—		—		—		—	71
Total investment securities available-for-sale	95	—		—		—		—	95
Derivative assets:
Interest rate contracts	11	—		(9)	(c)	—		—	2
Warrants	3	1	(c)	—		—		(1)	3
Six Months Ended June 30, 2016
Investment securities available-for-sale:
State and municipal securities (a)	$9	$—		$—		$—		$(1)	$8
Corporate debt securities (a)	1	—		—		—		—	1
Equity and other non-debt securities (a)	67	—		—		(4)	(b)	(15)	48
Total investment securities available-for-sale	77	—		—		(4)	(b)	(16)	57
Derivative assets:
Interest rate contracts	9	—		18	(c)	—		—	27
Warrants	2	—		1	(c)	—		(1)	2
Six Months Ended June 30, 2015
Investment securities available-for-sale:
State and municipal securities (a)	$23	$—		$—		$—		$—	$23
Corporate debt securities (a)	1	—		—		—		—	1
Equity and other non-debt securities (a)	112	(2)	(d)	—		1	(b)	(40)	71
Total investment securities available-for-sale	136	(2)	(d)	—		1	(b)	(40)	95
Derivative assets:
Interest rate contracts	—	—		2	(c)	—		—	2
Warrants	4	1	(c)	(1)	(c)	—		(1)	3

(a)	Auction-rate securities.

(b)	Recorded in "net unrealized gains (losses) on investment securities available-for-sale" in other comprehensive income (loss).

(c)	Realized and unrealized gains and losses due to changes in fair value recorded in "other noninterest income" on the consolidated statements of comprehensive income.

(d)	Realized and unrealized gains and losses due to changes in fair value recorded in "net securities losses" on the consolidated statements of comprehensive income.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

ASSETS AND LIABILITIES RECORDED AT FAIR VALUE ON A NONRECURRING BASIS
The Corporation may be required, from time to time, to record certain assets and liabilities at fair value on a nonrecurring basis. These include assets that are recorded at the lower of cost or fair value that were recognized at fair value below cost at the end of the period. The following table presents assets recorded at fair value on a nonrecurring basis at June 30, 2016 and December 31, 2015. No liabilities were recorded at fair value on a nonrecurring basis at June 30, 2016 and December 31, 2015.

(in millions)	Total	Level 2	Level 3
June 30, 2016
Loans held-for-sale:
Commercial	$5	$5	$—
Loans:
Commercial	381	—	381
Commercial mortgage	9	—	9
International	18	—	18
Total loans	408	—	408
Other real estate	1	—	1
Total assets at fair value	$414	$5	$409
December 31, 2015
Loans held-for-sale:
Commercial	$8	$8	$—
Loans:
Commercial	134	—	134
Commercial mortgage	11	—	11
International	8	—	8
Total loans	153	—	153
Other real estate	2	—	2
Total assets at fair value excluding investments recorded at net asset value	163	8	155
Other investments recorded at net asset value:
Nonmarketable equity securities (a)	1
Total assets at fair value	$164

(a)
Certain investments that are measured at fair value using the net asset value have not been classified in the fair value hierarchy. The fair value amounts presented in the table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the consolidated balance sheets.

Level 3 assets recorded at fair value on a nonrecurring basis at June 30, 2016 and December 31, 2015 included loans for which a specific allowance was established based on the fair value of collateral and other real estate for which fair value of the properties was less than the cost basis. For both asset classes, the unobservable inputs were the additional adjustments applied by management to the appraised values to reflect such factors as non-current appraisals and revisions to estimated time to sell. These adjustments are determined based on qualitative judgments made by management on a case-by-case basis and are not quantifiable inputs, although they are used in the determination of fair value.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

The Corporation's Level 3 recurring fair value measurements primarily include auction-rate securities where fair value is determined using an income approach based on a discounted cash flow model and certain interest rate derivative contracts where credit valuation adjustments are significant to the overall fair value of the derivative. The inputs in the table below reflect management's expectation of continued illiquidity in the secondary auction-rate securities market due to a lack of market activity for the issuers remaining in the portfolio, a lack of market incentives for issuer redemptions, and the expectation for a continuing low interest rate environment. The June 30, 2016 workout periods reflect the view that short-term interest rates could rise at a slower pace in 2016 than was expected at December 31, 2015.

		Discounted Cash Flow Model
		Unobservable Input
	Fair Value (in millions)	Discount Rate	Workout Period (in years)
June 30, 2016
State and municipal securities (a)	$8	4% - 6%	1 - 3
Equity and other non-debt securities (a)	48	6% - 10%	1 - 2
December 31, 2015
State and municipal securities (a)	$9	3% - 8%	1 - 2
Equity and other non-debt securities (a)	67	4% - 9%	1

(a)	Auction-rate securities.
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

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

The carrying amount and estimated fair value of financial instruments not recorded at fair value in their entirety on a recurring basis on the Corporation’s consolidated balance sheets are as follows:

	Carrying Amount	Estimated Fair Value
(in millions)		Total	Level 1	Level 2	Level 3
June 30, 2016
Assets
Cash and due from banks	$1,172	$1,172	$1,172	$—	$—
Interest-bearing deposits with banks	2,938	2,938	2,938	—	—
Investment securities held-to-maturity	1,807	1,834	—	1,834	—
Loans held-for-sale (a)	10	10	—	10	—
Total loans, net of allowance for loan losses (b)	49,651	49,614	—	—	49,614
Customers’ liability on acceptances outstanding	4	4	4	—	—
Restricted equity investments	207	207	207	—	—
Nonmarketable equity securities (c) (d)	10	16
Liabilities
Demand deposits (noninterest-bearing)	28,559	28,559	—	28,559	—
Interest-bearing deposits	24,585	24,585	—	24,585	—
Customer certificates of deposit	3,230	3,221	—	3,221	—
Total deposits	56,374	56,365	—	56,365	—
Short-term borrowings	12	12	12	—	—
Acceptances outstanding	4	4	4	—	—
Medium- and long-term debt	5,921	5,863	—	5,863	—
Credit-related financial instruments	(79)	(79)	—	—	(79)
December 31, 2015
Assets
Cash and due from banks	$1,157	$1,157	$1,157	$—	$—
Interest-bearing deposits with banks	4,990	4,990	4,990	—	—
Investment securities held-to-maturity	1,981	1,973	—	1,973	—
Loans held-for-sale (a)	21	21	—	21	—
Total loans, net of allowance for loan losses (b)	48,450	48,269	—	—	48,269
Customers’ liability on acceptances outstanding	5	5	5	—	—
Restricted equity investments	92	92	92	—	—
Nonmarketable equity securities (c) (d)	10	18
Liabilities
Demand deposits (noninterest-bearing)	30,839	30,839	—	30,839	—
Interest-bearing deposits	25,462	25,462	—	25,462	—
Customer certificates of deposit	3,552	3,536	—	3,536	—
Total deposits	59,853	59,837	—	59,837	—
Short-term borrowings	23	23	23	—	—
Acceptances outstanding	5	5	5	—	—
Medium- and long-term debt	3,058	3,032	—	3,032	—
Credit-related financial instruments	(83)	(83)	—	—	(83)

(a)	Included $5 million and $8 million impaired loans held-for-sale recorded at fair value on a nonrecurring basis at June 30, 2016 and December 31, 2015, respectively.

(b)	Included $408 million and $153 million of impaired loans recorded at fair value on a nonrecurring basis at June 30, 2016 and December 31, 2015, respectively.

(c)	Included $1 million of nonmarketable equity securities recorded at fair value on a nonrecurring basis at December 31, 2015.

(d)
Certain investments that are measured at fair value using the net asset value have not been classified in the fair value hierarchy. The fair value amounts presented in the table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the consolidated balance sheets.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

NOTE 3 - INVESTMENT SECURITIES
A summary of the Corporation’s investment securities follows:

(in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2016
Investment securities available-for-sale:
U.S. Treasury and other U.S. government agency securities	$2,770	$73	$—	$2,843
Residential mortgage-backed securities (a)	7,532	152	4	7,680
State and municipal securities	8	—	—	8
Corporate debt securities	1	—	—	1
Equity and other non-debt securities	182	1	3	180
Total investment securities available-for-sale (b)	$10,493	$226	$7	$10,712
Investment securities held-to-maturity (c):
Residential mortgage-backed securities (a)	$1,807	$27	$—	$1,834

December 31, 2015
Investment securities available-for-sale:
U.S. Treasury and other U.S. government agency securities	$2,769	$1	$7	$2,763
Residential mortgage-backed securities (a)	7,513	76	44	7,545
State and municipal securities	9	—	—	9
Corporate debt securities	1	—	—	1
Equity and other non-debt securities	199	2	—	201
Total investment securities available-for-sale (b)	$10,491	$79	$51	$10,519
Investment securities held-to-maturity (c):
Residential mortgage-backed securities (a)	$1,981	$2	$10	$1,973

(a)	Issued and/or guaranteed by U.S. government agencies or U.S. government-sponsored enterprises.

(b)
Included auction-rate securities at amortized cost and fair value of $60 million and $57 million, respectively as of June 30, 2016 and $76 million and $77 million, respectively, as of December 31, 2015.

(c)
The amortized cost of investment securities held-to-maturity included net unrealized losses of $14 million at June 30, 2016 and $15 million at December 31, 2015 related to securities transferred from available-for-sale, which are included in accumulated other comprehensive loss.

A summary of the Corporation’s investment securities in an unrealized loss position as of June 30, 2016 and December 31, 2015 follows:

	Temporarily Impaired
	Less than 12 Months			12 Months or more			Total
(in millions)	Fair Value	Unrealized Losses		Fair Value	Unrealized Losses		Fair Value	Unrealized Losses
June 30, 2016
Residential mortgage-backed securities (a)	$36	$—	(c)	$1,357	$11		$1,393	$11
State and municipal securities (b)	—	—		8	—	(c)	8	—	(c)
Corporate debt securities (b)	—	—		1	—	(c)	1	—	(c)
Equity and other non-debt securities (b)	49	3		—	—		49	3
Total temporarily impaired securities	$85	$3		$1,366	$11		$1,451	$14
December 31, 2015
U.S. Treasury and other U.S. government agency securities	$2,265	$7		$—	$—		$2,265	$7
Residential mortgage-backed securities (a)	2,665	21		1,976	51		4,641	72
State and municipal securities (b)	—	—		9	—	(c)	9	—	(c)
Corporate debt securities (b)	—	—		1	—	(c)	1	—	(c)
Equity and other non-debt securities (b)	14	—	(c)	—	—		14	—	(c)
Total temporarily impaired securities	$4,944	$28		$1,986	$51		$6,930	$79

(a)	Issued and/or guaranteed by U.S. government agencies or U.S. government-sponsored enterprises.

(b)	Primarily auction-rate securities.

(c)	Unrealized losses less than $0.5 million.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

At June 30, 2016, the Corporation had 86 securities in an unrealized loss position with no credit impairment, including 41 residential mortgage-backed securities, 29 auction-rate preferred securities, 15 state and municipal auction-rate securities, and one corporate auction-rate debt security. As of June 30, 2016, approximately 95 percent of the aggregate par value of auction-rate securities have been redeemed or sold since acquisition, of which approximately 90 percent were redeemed at or above cost. The unrealized losses for these securities resulted from changes in market interest rates and liquidity. The Corporation ultimately expects full collection of the carrying amount of these securities, does not intend to sell the securities in an unrealized loss position, and it is not more-likely-than-not that the Corporation will be required to sell the securities in an unrealized loss position prior to recovery of amortized cost. The Corporation does not consider these securities to be other-than-temporarily impaired at June 30, 2016.
Sales, calls and write-downs of investment securities available-for-sale resulted in the following gains and losses recorded in “net securities losses” on the consolidated statements of comprehensive income, computed based on the adjusted cost of the specific security.

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2016	2015	2016	2015
Securities gains	$—	$—	$—	$—
Securities losses	(1)	—	(3)	(2)
Net securities losses	$(1)	$—	$(3)	$(2)
The following table summarizes the amortized cost and fair values of debt securities by contractual maturity. Securities with multiple maturity dates are classified in the period of final maturity. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(in millions)	Available-for-sale		Held-to-maturity
June 30, 2016	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Contractual maturity
Within one year	$10	$10	$—	$—
After one year through five years	2,925	3,000	—	—
After five years through ten years	1,393	1,450	—	—
After ten years	5,983	6,072	1,807	1,834
Subtotal	10,311	10,532	1,807	1,834
Equity and other non-debt securities	182	180
Total investment securities	$10,493	$10,712	$1,807	$1,834
Included in the contractual maturity distribution in the table above were residential mortgage-backed securities available-for-sale with total amortized cost and fair value of $7.5 billion and $7.7 billion, respectively, and residential mortgage-backed securities held-to-maturity with a total amortized cost and fair value of $1.8 billion. The actual cash flows of mortgage-backed securities may differ from contractual maturity as the borrowers of the underlying loans may exercise prepayment options.
At June 30, 2016, investment securities with a carrying value of $1.9 billion were pledged where permitted or required by law to secure $1.4 billion of liabilities, primarily public and other deposits of state and local government agencies and derivative instruments.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

NOTE 4 – CREDIT QUALITY AND ALLOWANCE FOR CREDIT LOSSES
The following table presents an aging analysis of the recorded balance of loans.

	Loans Past Due and Still Accruing
(in millions)	30-59 Days	60-89 Days	90 Days or More	Total	Nonaccrual Loans	Current Loans	Total Loans
June 30, 2016
Business loans:
Commercial	$51	$4	$8	$63	$482	$31,815	$32,360
Real estate construction:
Commercial Real Estate business line (a)	—	—	—	—	—	2,197	2,197
Other business lines (b)	—	—	—	—	—	356	356
Total real estate construction	—	—	—	—	—	2,553	2,553
Commercial mortgage:
Commercial Real Estate business line (a)	4	—	1	5	8	2,223	2,236
Other business lines (b)	12	3	3	18	36	6,748	6,802
Total commercial mortgage	16	3	4	23	44	8,971	9,038
Lease financing	—	—	—	—	6	678	684
International	16	—	1	17	18	1,330	1,365
Total business loans	83	7	13	103	550	45,347	46,000
Retail loans:
Residential mortgage	9	1	9	19	26	1,811	1,856
Consumer:
Home equity	4	2	1	7	28	1,744	1,779
Other consumer	1	3	12	16	1	728	745
Total consumer	5	5	13	23	29	2,472	2,524
Total retail loans	14	6	22	42	55	4,283	4,380
Total loans	$97	$13	$35	$145	$605	$49,630	$50,380
December 31, 2015
Business loans:
Commercial	$46	$12	$13	$71	$238	$31,350	$31,659
Real estate construction:
Commercial Real Estate business line (a)	5	—	—	5	—	1,676	1,681
Other business lines (b)	3	—	—	3	1	316	320
Total real estate construction	8	—	—	8	1	1,992	2,001
Commercial mortgage:
Commercial Real Estate business line (a)	7	—	1	8	16	2,080	2,104
Other business lines (b)	7	5	3	15	44	6,814	6,873
Total commercial mortgage	14	5	4	23	60	8,894	8,977
Lease financing	—	—	—	—	6	718	724
International	2	—	—	2	8	1,358	1,368
Total business loans	70	17	17	104	313	44,312	44,729
Retail loans:
Residential mortgage	26	1	—	27	27	1,816	1,870
Consumer:
Home equity	5	3	—	8	27	1,685	1,720
Other consumer	7	—	—	7	—	758	765
Total consumer	12	3	—	15	27	2,443	2,485
Total retail loans	38	4	—	42	54	4,259	4,355
Total loans	$108	$21	$17	$146	$367	$48,571	$49,084

(a)	Primarily loans to real estate developers.

(b)	Primarily loans secured by owner-occupied real estate.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

The following table presents loans by credit quality indicator, based on internal risk ratings assigned to each business loan at the time of approval and subjected to subsequent reviews, generally at least annually, and to pools of retail loans with similar risk characteristics.

	Internally Assigned Rating
(in millions)	Pass (a)	Special Mention (b)	Substandard (c)	Nonaccrual (d)	Total
June 30, 2016
Business loans:
Commercial	$29,404	$1,067	$1,407	$482	$32,360
Real estate construction:
Commercial Real Estate business line (e)	2,197	—	—	—	2,197
Other business lines (f)	354	2	—	—	356
Total real estate construction	2,551	2	—	—	2,553
Commercial mortgage:
Commercial Real Estate business line (e)	2,186	19	23	8	2,236
Other business lines (f)	6,461	182	123	36	6,802
Total commercial mortgage	8,647	201	146	44	9,038
Lease financing	660	11	7	6	684
International	1,263	37	47	18	1,365
Total business loans	42,525	1,318	1,607	550	46,000
Retail loans:
Residential mortgage	1,818	2	10	26	1,856
Consumer:
Home equity	1,745	2	4	28	1,779
Other consumer	741	—	3	1	745
Total consumer	2,486	2	7	29	2,524
Total retail loans	4,304	4	17	55	4,380
Total loans	$46,829	$1,322	$1,624	$605	$50,380
December 31, 2015
Business loans:
Commercial	$29,117	$1,293	$1,011	$238	$31,659
Real estate construction:
Commercial Real Estate business line (e)	1,681	—	—	—	1,681
Other business lines (f)	318	1	—	1	320
Total real estate construction	1,999	1	—	1	2,001
Commercial mortgage:
Commercial Real Estate business line (e)	2,031	31	26	16	2,104
Other business lines (f)	6,536	172	121	44	6,873
Total commercial mortgage	8,567	203	147	60	8,977
Lease financing	693	17	8	6	724
International	1,245	59	56	8	1,368
Total business loans	41,621	1,573	1,222	313	44,729
Retail loans:
Residential mortgage	1,828	2	13	27	1,870
Consumer:
Home equity	1,687	1	5	27	1,720
Other consumer	755	3	7	—	765
Total consumer	2,442	4	12	27	2,485
Total retail loans	4,270	6	25	54	4,355
Total loans	$45,891	$1,579	$1,247	$367	$49,084

(a)	Includes all loans not included in the categories of special mention, substandard or nonaccrual.

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

(e)	Primarily loans to real estate developers.

(f)	Primarily loans secured by owner-occupied real estate.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

The following table summarizes nonperforming assets.

(in millions)	June 30, 2016	December 31, 2015
Nonaccrual loans	$605	$367
Reduced-rate loans (a)	8	12
Total nonperforming loans	613	379
Foreclosed property (b)	22	12
Total nonperforming assets	$635	$391

(a)	There were no reduced-rate business loans at both June 30, 2016 and December 31, 2015. Reduced-rate retail loans were $8 million and $12 million at June 30, 2016 and December 31, 2015, respectively.

(b)	Included $6 million and $9 million of foreclosed residential real estate properties at June 30, 2016 and December 31, 2015, respectively.
There were no retail loans secured by residential real estate properties in process of foreclosure included in nonaccrual loans at June 30, 2016 compared to $1 million at December 31, 2015.
Allowance for Credit Losses
The following table details the changes in the allowance for loan losses and related loan amounts.

	2016			2015
(in millions)	Business Loans	Retail Loans	Total	Business Loans	Retail Loans	Total

Three Months Ended June 30
Allowance for loan losses:
Balance at beginning of period	$674	$50	$724	$541	$60	$601
Loan charge-offs	(52)	(2)	(54)	(31)	(4)	(35)
Recoveries on loans previously charged-off	11	1	12	16	1	17
Net loan charge-offs	(41)	(1)	(42)	(15)	(3)	(18)
Provision for loan losses	49	(2)	47	37	(2)	35
Balance at end of period	$682	$47	$729	$563	$55	$618

Six Months Ended June 30
Allowance for loan losses:
Balance at beginning of period	$579	$55	$634	$534	$60	$594
Loan charge-offs	(127)	(4)	(131)	(52)	(6)	(58)
Recoveries on loans previously charged-off	35	2	37	28	4	32
Net loan charge-offs	(92)	(2)	(94)	(24)	(2)	(26)
Provision for loan losses	194	(6)	188	54	(3)	51
Foreign currency translation adjustment	1	—	1	(1)	—	(1)
Balance at end of period	$682	$47	$729	$563	$55	$618

As a percentage of total loans	1.48%	1.07%	1.45%	1.24%	1.27%	1.24%

June 30
Allowance for loan losses:
Individually evaluated for impairment	$112	$—	$112	$39	$—	$39
Collectively evaluated for impairment	570	47	617	524	55	579
Total allowance for loan losses	$682	$47	$729	$563	$55	$618
Loans:
Individually evaluated for impairment	$646	$26	$672	$258	$34	$292
Collectively evaluated for impairment	45,354	4,354	49,708	45,140	4,307	49,447
Purchased credit impaired (PCI) loans (a)	—	—	—	—	2	2
Total loans evaluated for impairment	$46,000	$4,380	$50,380	$45,398	$4,343	$49,741
(a) No allowance for loan losses was required for PCI loans at June 30, 2015.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

Changes in the allowance for credit losses on lending-related commitments, included in "accrued expenses and other liabilities" on the consolidated balance sheets, are summarized in the following table.

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2016	2015	2016	2015
Balance at beginning of period	$46	$39	$45	$41
Charge-offs on lending related commitments (a)	(5)	(1)	(11)	(1)
Provision for credit losses on lending-related commitments	2	12	9	10
Balance at end of period	$43	$50	$43	$50
(a)    Charge-offs result from the sale of unfunded lending-related commitments.
Individually Evaluated Impaired Loans
The following table presents additional information regarding individually evaluated impaired loans.

	Recorded Investment In:
(in millions)	Impaired Loans with No Related Allowance	Impaired Loans with Related Allowance	Total Impaired Loans	Unpaid Principal Balance	Related Allowance for Loan Losses
June 30, 2016
Business loans:
Commercial	$46	$544	$590	$675	$104
Commercial mortgage:
Commercial Real Estate business line (a)	—	8	8	15	1
Other business lines (b)	4	26	30	44	4
Total commercial mortgage	4	34	38	59	5
International	—	18	18	24	3
Total business loans	50	596	646	758	112
Retail loans:
Residential mortgage	11	—	11	12	—
Consumer:
Home equity	12	—	12	16	—
Other consumer	3	—	3	3	—
Total consumer	15	—	15	19	—
Total retail loans (c)	26	—	26	31	—
Total individually evaluated impaired loans	$76	$596	$672	$789	$112
December 31, 2015
Business loans:
Commercial	$82	$252	$334	$398	$45
Commercial mortgage:
Commercial Real Estate business line (a)	7	8	15	38	1
Other business lines (b)	2	32	34	55	5
Total commercial mortgage	9	40	49	93	6
International	—	10	10	17	2
Total business loans	91	302	393	508	53
Retail loans:
Residential mortgage	13	—	13	13	—
Consumer:
Home equity	12	—	12	16	—
Other consumer	6	—	6	10	—
Total consumer	18	—	18	26	—
Total retail loans (c)	31	—	31	39	—
Total individually evaluated impaired loans	$122	$302	$424	$547	$53

(a)	Primarily loans to real estate developers.

(b)	Primarily loans secured by owner-occupied real estate.

(c)	Individually evaluated retail loans had no related allowance for loan losses, primarily due to policy which results in direct write-downs of restructured retail loans.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

The following table presents information regarding average individually evaluated impaired loans and the related interest recognized. Interest income recognized for the period primarily related to performing restructured loans.

	Individually Evaluated Impaired Loans
	2016		2015
(in millions)	Average Balance for the Period	Interest Income Recognized for the Period	Average Balance for the Period	Interest Income Recognized for the Period
Three Months Ended June 30
Business loans:
Commercial	$639	$2	$152	$1
Commercial mortgage:
Commercial Real Estate business line (a)	8	—	16	—
Other business lines (b)	31	—	40	—
Total commercial mortgage	39	—	56	—
International	23	—	5	—
Total business loans	701	2	213	1
Retail loans:
Residential mortgage	11	—	19	—
Consumer loans:
Home equity	11	—	12	—
Other consumer	3	—	5	—
Total consumer	14	—	17	—
Total retail loans	25	—	36	—
Total individually evaluated impaired loans	$726	$2	$249	$1
Six Months Ended June 30
Business loans:
Commercial	$537	$6	$138	$2
Commercial mortgage:
Commercial Real Estate business line (a)	10	—	17	—
Other business lines (b)	32	—	42	—
Total commercial mortgage	42	—	59	—
International	19	—	3	—
Total business loans	598	6	200	2
Retail loans:
Residential mortgage	12	—	21	—
Consumer:
Home equity	12	—	12	—
Other consumer	4	—	5	—
Total consumer	16	—	17	—
Total retail loans	28	—	38	—
Total individually evaluated impaired loans	$626	$6	$238	$2

(a)	Primarily loans to real estate developers.

(b)	Primarily loans secured by owner-occupied real estate.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

Troubled Debt Restructurings
The following tables detail the recorded balance at June 30, 2016 and 2015 of loans considered to be TDRs that were restructured during the three- and six-month periods ended June 30, 2016 and 2015, by type of modification. In cases of loans with more than one type of modification, the loans were categorized based on the most significant modification.

	2016				2015
	Type of Modification				Type of Modification
(in millions)	Principal Deferrals (a)	Interest Rate Reductions	AB Note Restructures (b)	Total Modifications	Principal Deferrals (a)	Interest Rate Reductions	Total Modifications
Three Months Ended June 30
Business loans:
Commercial	$18	$—	$20	$38	$2	$—	$2
Commercial mortgage:
Commercial Real Estate business line (c)	—	—	—	—	1	—	1
Other business lines (d)	1	—	—	1	1	—	1
Total commercial mortgage	1	—	—	1	2	—	2
Total business loans	19	—	20	39	4	—	4
Retail loans:
Consumer:
Home equity	1	—	—	1	—	1	1
Total loans	$20	$—	$20	$40	$4	$1	$5
Six Months Ended June 30
Business loans:
Commercial	$107	$—	$26	$133	$2	$—	$2
Commercial mortgage:
Commercial Real Estate business line (c)	—	—	—	—	1	—	1
Other business lines (d)	2	—	—	2	4	—	4
Total commercial mortgage	2	—	—	2	5	—	5
International	—	—	10	10	—	—	—
Total business loans	109	—	36	145	7	—	7
Retail loans:
Residential mortgage	—	2	—	2	—	—	—
Consumer:
Home equity	1	—	—	1	—	1	1
Total retail loans	1	2	—	3	—	1	1
Total loans	$110	$2	$36	$148	$7	$1	$8

(a)	Primarily represents loan balances where terms were extended 90 days or more at or above contractual interest rates.

(b)
Loan restructurings whereby the original loan is restructured into two notes: an "A" note, which generally reflects the portion of the modified loan which is expected to be collected; and a "B" note, which is generally fully charged off.

(c)	Primarily loans to real estate developers.

(d)	Primarily loans secured by owner-occupied real estate.
Commitments to lend additional funds to borrowers whose terms have been modified in TDRs were $31 million at June 30, 2016 and $6 million at December 31, 2015.
The majority of the modifications considered to be TDRs that occurred during the six months ended June 30, 2016 and 2015 were principal deferrals. The Corporation charges interest on principal balances outstanding during deferral periods. Additionally, none of the modifications involved forgiveness of principal. As a result, the current and future financial effects of the recorded balance of loans considered to be TDRs that were restructured during the six months ended June 30, 2016 and 2015 were insignificant.
On an ongoing basis, the Corporation monitors the performance of modified loans to their restructured terms. In the event of a subsequent default, the allowance for loan losses continues to be reassessed on the basis of an individual evaluation of the loan.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

The following table presents information regarding the recorded balance at June 30, 2016 and 2015 of loans modified by principal deferral during the twelve-month periods ended June 30, 2016 and 2015, and those principal deferrals which experienced a subsequent default during the three- and six-month periods ended June 30, 2016 and 2015. For principal deferrals, incremental deterioration in the credit quality of the loan, represented by a downgrade in the risk rating of the loan, for example, due to missed interest payments or a reduction of collateral value, is considered a subsequent default.

	2016				2015
(in millions)	Balance at June 30		Subsequent Default in the Three Months Ended June 30	Subsequent Default in the Six Months Ended June 30	Balance at June 30		Subsequent Default in the Three Months Ended June 30	Subsequent Default in the Six Months Ended June 30
Principal deferrals:
Business loans:
Commercial	$233		$21	$21	$10		$—	$6
Commercial mortgage:
Commercial Real Estate business line (a)	4		1	1	1		—	—
Other business lines (b)	7		—	6	10		1	2
Total commercial mortgage	11		1	7	11		1	2
International	1		—	1	—		—	—
Total business loans	245		22	29	21		1	8
Retail loans:
Consumer:
Home equity	2	(c)	—	—	2	(c)	—	—
Total principal deferrals	$247		$22	$29	$23		$1	$8

(a)	Primarily loans to real estate developers.

(b)	Primarily loans secured by owner-occupied real estate.

(c)	Includes bankruptcy loans for which the court has discharged the borrower's obligation and the borrower has not reaffirmed the debt.
During the twelve-month periods ended June 30, 2016 and 2015, loans with a carrying value of $4 million and $2 million, respectively, were modified by interest rate reduction. During the twelve-month period ended June 30, 2016, loans with a carrying value of $36 million were restructured into two notes (AB note restructures). For reduced-rate loans and AB Note restructures, a subsequent payment default is defined in terms of delinquency, when a principal or interest payment is 90 days past due. There were no subsequent payment defaults of reduced-rate loans and $1 million of subsequent payment defaults of AB note restructures during the three- and six-month periods ended June 30, 2016, and there were no subsequent payment defaults of reduced-rate loans or AB note restructures during the three- and six-month periods ended June 30, 2015.
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
Credit risk is the possible loss that may occur in the event of nonperformance by the counterparty to a financial instrument. The Corporation attempts to minimize credit risk arising from customer-initiated derivatives by evaluating the creditworthiness of each customer, adhering to the same credit approval process used for traditional lending activities and obtaining collateral as deemed necessary. Derivatives with dealer counterparties are either cleared through a clearinghouse or settled directly with a single counterparty. For derivatives settled directly with dealer counterparties, the Corporation utilizes counterparty risk limits and

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

monitoring procedures as well as master netting arrangements and bilateral collateral agreements to facilitate the management of credit risk. Master netting arrangements effectively reduce credit risk by permitting settlement of positive and negative positions and offset cash collateral held with the same counterparty on a net basis. Bilateral collateral agreements require daily exchange of cash or highly rated securities issued by the U.S. Treasury or other U.S. government entities to collateralize amounts due to either party beyond certain risk limits. At June 30, 2016, counterparties with bilateral collateral agreements had pledged $53 million of marketable investment securities and deposited $187 million of cash with the Corporation to secure the fair value of contracts in an unrealized gain position, and the Corporation had pledged $46 million of marketable investment securities and posted $7 million of cash as collateral for contracts in an unrealized loss position. For those counterparties not covered under bilateral collateral agreements, collateral is obtained, if deemed necessary, based on the results of management’s credit evaluation of the counterparty. Collateral varies, but may include cash, investment securities, accounts receivable, equipment or real estate. Included in the fair value of derivative instruments are credit valuation adjustments reflecting counterparty credit risk. These adjustments are determined by applying a credit spread for the counterparty or the Corporation, as appropriate, to the total expected exposure of the derivative.
The aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a liability position at June 30, 2016 was $5 million, for which the Corporation had pledged no collateral. The credit-risk-related contingent features require the Corporation's debt to maintain an investment grade credit rating from each of the major credit rating agencies. If the Corporation's debt were to fall below investment grade, the counterparties to the derivative instruments could require additional overnight collateral on derivative instruments in net liability positions. If the credit-risk-related contingent features underlying these agreements had been triggered on June 30, 2016, the Corporation would have been required to assign an additional $5 million of collateral to its counterparties.
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

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

The following table presents the composition of the Corporation’s derivative instruments held or issued for risk management purposes or in connection with customer-initiated and other activities at June 30, 2016 and December 31, 2015. The table excludes commitments and warrants accounted for as derivatives.

	June 30, 2016			December 31, 2015
		Fair Value			Fair Value
(in millions)	Notional/ Contract Amount (a)	Gross Derivative Assets	Gross Derivative Liabilities	Notional/ Contract Amount (a)	Gross Derivative Assets	Gross Derivative Liabilities
Risk management purposes
Derivatives designated as hedging instruments
Interest rate contracts:
Swaps - fair value - receive fixed/pay floating	$2,525	$209	$—	$2,525	$147	$—
Derivatives used as economic hedges
Foreign exchange contracts:
Spot, forwards and swaps	851	5	2	593	3	—
Total risk management purposes	3,376	214	2	3,118	150	—
Customer-initiated and other activities
Interest rate contracts:
Caps and floors written	267	—	—	253	—	—
Caps and floors purchased	267	—	—	253	—	—
Swaps	12,534	250	204	11,722	139	92
Total interest rate contracts	13,068	250	204	12,228	139	92
Energy contracts:
Caps and floors written	458	1	43	536	—	85
Caps and floors purchased	458	43	1	536	85	—
Swaps	1,514	198	196	2,055	390	387
Total energy contracts	2,430	242	240	3,127	475	472
Foreign exchange contracts:
Spot, forwards, options and swaps	2,079	56	43	2,291	54	46
Total customer-initiated and other activities	17,577	548	487	17,646	668	610
Total gross derivatives	$20,953	762	489	$20,764	818	610
Amounts offset in the consolidated balance sheets:
Netting adjustment - Offsetting derivative assets/liabilities		(128)	(128)		(127)	(127)
Netting adjustment - Cash collateral received/posted		(121)	(6)		(291)	(3)
Net derivatives included in the consolidated balance sheets (b)		513	355		400	480
Amounts not offset in the consolidated balance sheets:
Marketable securities pledged under bilateral collateral agreements		(45)	(43)		(137)	(3)
Net derivatives after deducting amounts not offset in the consolidated balance sheets		$468	$312		$263	$477

(a)
Notional or contractual amounts, which represent the extent of involvement in the derivatives market, are used to determine the contractual cash flows required in accordance with the terms of the agreement. These amounts are typically not exchanged, significantly exceed amounts subject to credit or market risk and are not reflected in the consolidated balance sheets.

(b)
Net derivative assets are included in “accrued income and other assets” and net derivative liabilities are included in “accrued expenses and other liabilities” on the consolidated balance sheets. Included in the fair value of net derivative assets and net derivative liabilities are credit valuation adjustments reflecting counterparty credit risk and credit risk of the Corporation. The fair value of net derivative assets included credit valuation adjustments for counterparty credit risk of $11 million and $5 million at June 30, 2016 and December 31, 2015, respectively.

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
The Corporation entered into interest rate swap agreements for interest rate risk management purposes. These interest rate swap agreements effectively modify the Corporation’s exposure to interest rate risk by converting fixed-rate debt to a floating rate. These agreements involve the receipt of fixed-rate interest amounts in exchange for floating-rate interest payments over the life of the agreement, without an exchange of the underlying principal amount. Risk management fair value interest rate swaps generated net interest income of $16 million for both the three-month periods ended June 30, 2016 and 2015, and $33 million and $34 million for the six months ended June 30, 2016 and 2015, respectively. The Corporation recognized no net gains and $2 million of net losses for the three months ended June 30, 2016 and 2015, respectively, and $3 million of net gains and $1 million of net losses for the six months ended June 30, 2016 and 2015, respectively, for the ineffective portion of risk management derivative instruments designated as fair value hedges of fixed-rate debt, included in "other noninterest income" in the consolidated statements of comprehensive income.
Foreign exchange rate risk arises from changes in the value of certain assets and liabilities denominated in foreign currencies. The Corporation employs spot and forward contracts in addition to swap contracts to manage exposure to these and other risks. There were no significant net gains or losses on risk management derivative instruments used as economic hedges in any period presented in the consolidated statements of comprehensive income. Net gains or losses on these instruments are included in "other noninterest income".
The following table summarizes the expected weighted average remaining maturity of the notional amount of risk management interest rate swaps and the weighted average interest rates associated with amounts expected to be received or paid on interest rate swap agreements as of June 30, 2016 and December 31, 2015.

		Weighted Average
(dollar amounts in millions)	Notional Amount	Remaining Maturity (in years)	Receive Rate	Pay Rate (a)
June 30, 2016
Swaps - fair value - receive fixed/pay floating rate
Medium- and long-term debt designation	$2,525	4.6	3.89%	1.46%
December 31, 2015
Swaps - fair value - receive fixed/pay floating rate
Medium- and long-term debt designation	2,525	5.1	3.89	1.11

(a)	Variable rates paid on receive fixed swaps are based on six-month LIBOR rates in effect at June 30, 2016 and December 31, 2015.
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
For customer-initiated foreign exchange contracts where offsetting positions have not been taken, the Corporation manages the remaining inherent market risk through individual foreign currency position limits and aggregate value-at-risk limits. These limits are established annually and reviewed quarterly. For those customer-initiated derivative contracts which were not offset or where the Corporation holds a position within the limits described above, the Corporation recognized $1 million of net gains in “other noninterest income” in the consolidated statements of comprehensive income for both the three- and six-month periods ended June 30, 2016, respectively, and $1 million of net gains for both the three- and six-month periods ended June 30, 2015.

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

		Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	Location of Gain	2016	2015	2016	2015
Interest rate contracts	Other noninterest income	$6	$5	$8	$7
Energy contracts	Other noninterest income	1	—	1	1
Foreign exchange contracts	Foreign exchange income	9	8	19	18
Total		$16	$13	$28	$26
Credit-Related Financial Instruments
The Corporation issues off-balance sheet financial instruments in connection with commercial and consumer lending activities. The Corporation’s credit risk associated with these instruments is represented by the contractual amounts indicated in the following table.

(in millions)	June 30, 2016	December 31, 2015
Unused commitments to extend credit:
Commercial and other	$23,950	$26,115
Bankcard, revolving check credit and home equity loan commitments	2,609	2,414
Total unused commitments to extend credit	$26,559	$28,529
Standby letters of credit	$3,865	$3,985
Commercial letters of credit	62	41
The Corporation maintains an allowance to cover probable credit losses inherent in lending-related commitments, including unused commitments to extend credit, letters of credit and financial guarantees. At June 30, 2016 and December 31, 2015, the allowance for credit losses on lending-related commitments, included in “accrued expenses and other liabilities” on the consolidated balance sheets, was $43 million and $45 million, respectively.
Unused Commitments to Extend Credit
Commitments to extend credit are legally binding agreements to lend to a customer, provided there is no violation of any condition established in the contract. These commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many commitments expire without being drawn upon, the total contractual amount of commitments does not necessarily represent future cash requirements of the Corporation. Commercial and other unused commitments are primarily variable rate commitments. The allowance for credit losses on lending-related commitments included $30 million and $33 million at June 30, 2016 and December 31, 2015, respectively, for probable credit losses inherent in the Corporation’s unused commitments to extend credit.
Standby and Commercial Letters of Credit
Standby letters of credit represent conditional obligations of the Corporation which guarantee the performance of a customer to a third party. Standby letters of credit are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing and similar transactions. Commercial letters of credit are issued to finance foreign or domestic trade transactions. These contracts expire in decreasing amounts through the year 2022. The Corporation may enter into participation arrangements with third parties that effectively reduce the maximum amount of future payments which may be required under standby and commercial letters of credit. These risk participations covered $297 million and $287 million, respectively, of the $3.9 billion and $4.0 billion standby and commercial letters of credit outstanding at June 30, 2016 and December 31, 2015, respectively.
The carrying value of the Corporation’s standby and commercial letters of credit, included in “accrued expenses and other liabilities” on the consolidated balance sheets, totaled $48 million at June 30, 2016, including $35 million in deferred fees and $13 million in the allowance for credit losses on lending-related commitments. At December 31, 2015, the comparable amounts were $49 million, $37 million and $12 million, respectively.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

The following table presents a summary of criticized standby and commercial letters of credit at June 30, 2016 and December 31, 2015. The Corporation's criticized list is generally consistent with the Special mention, Substandard and Doubtful categories defined by regulatory authorities. The Corporation manages credit risk through underwriting, periodically reviewing and approving its credit exposures using Board committee approved credit policies and guidelines.

(dollar amounts in millions)	June 30, 2016	December 31, 2015
Total criticized standby and commercial letters of credit	$146	$110
As a percentage of total outstanding standby and commercial letters of credit	3.7%	2.7%
Other Credit-Related Financial Instruments
The Corporation enters into credit risk participation agreements, under which the Corporation assumes credit exposure associated with a borrower’s performance related to certain interest rate derivative contracts. The Corporation is not a party to the interest rate derivative contracts and only enters into these credit risk participation agreements in instances in which the Corporation is also a party to the related loan participation agreement for such borrowers. The Corporation manages its credit risk on the credit risk participation agreements by monitoring the creditworthiness of the borrowers, which is based on the normal credit review process had it entered into the derivative instruments directly with the borrower. The notional amount of such credit risk participation agreement reflects the pro-rata share of the derivative instrument, consistent with its share of the related participated loan. As of June 30, 2016 and December 31, 2015, the total notional amount of the credit risk participation agreements was approximately $479 million and $559 million, respectively, and the fair value, included in customer-initiated interest rate contracts recorded in "accrued expenses and other liabilities" on the consolidated balance sheets, was insignificant at both June 30, 2016 and December 31, 2015. The maximum estimated exposure to these agreements, as measured by projecting a maximum value of the guaranteed derivative instruments, assuming 100 percent default by all obligors on the maximum values, was approximately $11 million and $5 million at June 30, 2016 and December 31, 2015, respectively. In the event of default, the lead bank has the ability to liquidate the assets of the borrower, in which case the lead bank would be required to return a percentage of the recouped assets to the participating banks. As of June 30, 2016, the weighted average remaining maturity of outstanding credit risk participation agreements was 2.3 years.
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
The Corporation accounts for its interests in LIHTC entities using the proportional amortization method. Exposure to loss as a result of the Corporation’s involvement with LIHTC entities at June 30, 2016 was limited to approximately $400 million. Ownership interests in other community development projects which generate similar tax credits to investors (other tax credit entities) are accounted for under either the cost or equity method. Exposure to loss as a result of the Corporation's involvement in other tax credit entities at June 30, 2016 was limited to approximately $9 million.
Investment balances, including all legally binding commitments to fund future investments, are included in “accrued income and other assets” on the consolidated balance sheets. A liability is recognized in “accrued expenses and other liabilities” on the consolidated balance sheets for all legally binding unfunded commitments to fund tax credit entities ($144 million at June 30, 2016). Amortization and other write-downs of LIHTC investments are presented on a net basis as a component of the "provision for income taxes" on the consolidated statements of comprehensive income, while amortization and write-downs of other tax credit investments are recorded in “other noninterest income." The income tax credits and deductions are recorded as a reduction of income tax expense and a reduction of federal income taxes payable.
The Corporation provided no financial or other support that was not contractually required to any of the above VIEs during the six months ended June 30, 2016 and 2015.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

The following table summarizes the impact of these tax credit entities on line items on the Corporation’s consolidated statements of comprehensive income.

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2016	2015	2016	2015
Other noninterest income:
Amortization of other tax credit investments	$—	$—	$—	$1
Provision for income taxes:
Amortization of LIHTC investments	16	15	32	30
Low income housing tax credits	(15)	(15)	(31)	(30)
Other tax benefits related to tax credit entities	(6)	(5)	(12)	(10)
Total provision for income taxes	$(5)	$(5)	(11)	(10)
For further information on the Corporation’s consolidation policy, see Note 1 to the consolidated financial statements in the Corporation's 2015 Annual Report.
NOTE 7 - MEDIUM- AND LONG-TERM DEBT
Medium- and long-term debt is summarized as follows:

(in millions)	June 30, 2016	December 31, 2015
Parent company
Subordinated notes:
3.80% subordinated notes due 2026 (a)	277	259
Medium-term notes:
2.125% notes due 2019 (a)	355	349
Total parent company	632	608
Subsidiaries
Subordinated notes:
5.75% subordinated notes due 2016 (a) (b)	654	659
5.20% subordinated notes due 2017 (a)	522	530
4.00% subordinated notes due 2025 (a)	374	351
7.875% subordinated notes due 2026 (a)	234	223
Total subordinated notes	1,784	1,763
Medium-term notes:
2.50% notes due 2020 (a)	689	671
Federal Home Loan Bank advances:
Floating-rate based on FHLB auction rate due 2026	2,800	—
Other notes:
6.0% - 6.4% fixed-rate notes due 2020	16	16
Total subsidiaries	5,289	2,450
Total medium- and long-term debt	$5,921	$3,058

(a)
The fixed interest rates on these notes have been swapped to a variable rate and designated in a hedging relationship. Accordingly, carrying value has been adjusted to reflect the change in the fair value of the debt as a result of changes in the benchmark rate.

(b)	The fixed interest rate on $250 million of $650 million total par value of these notes have been swapped to a variable rate. The remaining amount is not swapped.
Subordinated notes with remaining maturities greater than one year qualify as Tier 2 capital.
Comerica Bank (the Bank), a wholly-owned subsidiary of the Corporation, is a member of the FHLB, which provides short- and long-term funding to its members through advances collateralized by real estate-related assets. Actual borrowing capacity is contingent on the amount of collateral available to be pledged to the FHLB. At June 30, 2016, $15 billion of real estate-related loans were pledged to the FHLB as blanket collateral for potential future borrowings of approximately $4 billion.
On April 6, 2016, the Bank borrowed $1.6 billion of 10-year, floating-rate FHLB advances due March 4, 2026, and on May 27, 2016, the Bank borrowed an additional $1.2 billion of 10-year, floating-rate FHLB advances due May 20, 2026. The interest rate on each of eight notes resets every four weeks, based on the FHLB auction rate, with the reset date of each note scheduled at one-week intervals. At June 30, 2016 the weighted-average rate on these advances was 0.4075%. Each note may be prepaid in full, without penalty, at each scheduled reset date. Proceeds were used for general corporate purposes.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

Unamortized debt issuance costs deducted from the carrying amount of medium- and long-term debt totaled $7 million at June 30, 2016 and $8 million at December 31, 2015.
NOTE 8 - ACCUMULATED OTHER COMPREHENSIVE LOSS
The following table presents a reconciliation of the changes in the components of accumulated other comprehensive loss and details the components of other comprehensive income (loss) for the six months ended June 30, 2016 and 2015, including the amount of income tax expense (benefit) allocated to each component of other comprehensive income (loss).

	Six Months Ended June 30,
(in millions)	2016	2015
Accumulated net unrealized gains on investment securities:
Balance at beginning of period, net of tax	$9	$37

Net unrealized holding gains (losses) arising during the period	191	(17)
Less: Provision (benefit) for income taxes	70	(6)
Net unrealized holding gains (losses) arising during the period, net of tax	121	(11)
Less:
Net realized losses included in net securities losses	—	(2)
Less: Benefit for income taxes	—	(1)
Reclassification adjustment for net securities losses included in net income, net of tax	—	(1)
Less:
Net losses realized as a yield adjustment in interest on investment securities	(2)	(4)
Less: Benefit for income taxes	(1)	(1)
Reclassification adjustment for net losses realized as a yield adjustment included in net income, net of tax	(1)	(3)
Change in net unrealized gains (losses) on investment securities, net of tax	122	(7)
Balance at end of period, net of tax	$131	$30

Accumulated defined benefit pension and other postretirement plans adjustment:
Balance at beginning of period, net of tax	$(438)	$(449)

Amortization of actuarial net loss	19	35
Less: Provision for income taxes	7	12
Change in defined benefit pension and other postretirement plans adjustment, net of tax	12	23
Balance at end of period, net of tax	$(426)	$(426)
Total accumulated other comprehensive loss at end of period, net of tax	$(295)	$(396)

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

NOTE 9 - NET INCOME PER COMMON SHARE
Basic and diluted net income per common share are presented in the following table.

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except per share data)	2016	2015	2016	2015
Basic and diluted
Net income	$104	$135	$164	$269
Less:
Income allocated to participating securities	1	1	2	3
Net income attributable to common shares	$103	$134	$162	$266

Basic average common shares	173	176	173	176

Basic net income per common share	$0.60	$0.76	$0.94	$1.51

Basic average common shares	173	176	173	176
Dilutive common stock equivalents:
Net effect of the assumed exercise of stock options	2	2	2	2
Net effect of the assumed exercise of warrants	2	4	2	4
Diluted average common shares	177	182	177	182

Diluted net income per common share	$0.58	$0.73	$0.92	$1.46
The following average shares related to outstanding options to purchase shares of common stock were not included in the computation of diluted net income per common share because the options were anti-dilutive for the period.

	Three Months Ended June 30,		Six Months Ended June 30,
(shares in millions)	2016	2015	2016	2015
Average outstanding options	2.6	5.0	4.8	5.9
Range of exercise prices	$46.68 - $59.86	$49.22 - $60.82	$37.26 - $59.86	$46.68 - $60.82
NOTE 10 - EMPLOYEE BENEFIT PLANS
Net periodic benefit costs are charged to "employee benefits expense" on the consolidated statements of comprehensive income. The components of net periodic benefit cost for the Corporation's qualified pension plan, non-qualified pension plan and postretirement benefit plan are as follows.

Qualified Defined Benefit Pension Plan	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2016	2015	2016	2015
Service cost	$8	$9	$16	$18
Interest cost	23	22	46	44
Expected return on plan assets	(40)	(40)	(81)	(80)
Amortization of prior service cost	1	1	2	2
Amortization of net loss	8	15	16	29
Net periodic defined benefit cost	$—	$7	$(1)	$13

Non-Qualified Defined Benefit Pension Plan	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2016	2015	2016	2015
Service cost	$1	$1	$2	$2
Interest cost	3	3	5	5
Amortization of prior service credit	(1)	(1)	(2)	(2)
Amortization of net loss	1	2	3	5
Net periodic defined benefit cost	$4	$5	$8	$10

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

Postretirement Benefit Plan	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2016	2015	2016	2015
Interest cost	$1	$—	$2	$1
Expected return on plan assets	(1)	(1)	(2)	(2)
Amortization of net loss	—	1	—	1
Net periodic postretirement benefit cost	$—	$—	$—	$—
For further information on the Corporation's employee benefit plans, refer to Note 17 to the consolidated financial statements in the Corporation's 2015 Annual Report.
NOTE 11 - INCOME TAXES AND TAX-RELATED ITEMS
At June 30, 2016, net unrecognized tax benefits were $15 million, compared to $22 million at December 31, 2015. The decrease in net unrecognized tax benefits of $7 million was primarily due to the recognition of federal settlements. The Corporation anticipates that it is reasonably possible that final settlement of federal and state tax issues will result in a decrease in net unrecognized tax benefits of $1 million within the next twelve months. Included in "accrued expense and other liabilities" on the consolidated balance sheets was a $7 million liability for tax-related interest and penalties at June 30, 2016 compared to $3 million at December 31, 2015.
Net deferred tax assets were $166 million at June 30, 2016, compared to $199 million at December 31, 2015. The decrease of $33 million in net deferred tax assets resulted primarily from an increase in unrealized gains on investment securities available-for-sale recognized in other comprehensive income and a reversal of deferred tax assets related to expired stock options, partially offset by restructuring charges and an increase in the allowance for loan loss. Included in deferred tax assets at both June 30, 2016 and December 31, 2015 were $5 million of state net operating loss carryforwards, which expire between 2016 and 2026. The Corporation believes that it is more likely than not that the benefit from certain of these state net operating loss carryforwards will not be realized and, accordingly, maintained a valuation allowance of $3 million at both June 30, 2016 and December 31, 2015. The determination regarding valuation allowance was based on evidence of loss carryback capacity, projected future reversals of existing taxable temporary differences to absorb the deferred tax assets and assumptions made regarding future events.
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
NOTE 12 - CONTINGENT LIABILITIES
Legal Proceedings
As previously reported in the Corporation's Form 10-K for the year ended December 31, 2015 and Form 10-Q for the period ended March 31, 2016, Comerica Bank, a wholly owned subsidiary of the Corporation, was named in November 2011 as a third-party defendant in Butte Local Development v. Masters Group v. Comerica Bank (“the case”), for lender liability. The case was tried in January 2014, in the Montana Second District Judicial Court for Silver Bow County in Butte, Montana. On January 17, 2014, a jury awarded Masters $52 million against the Bank. On July 1, 2015, after an appeal filed by the Corporation, the Montana Supreme Court ("the court") reversed the judgment against the Corporation and remanded the case for a new trial with instructions that Michigan law should apply. The court also reversed punitive and consequential damages previously awarded by the jury. The Corporation believes it has meritorious defenses to the remaining claims in this case and intends to continue to defend itself vigorously. Management believes that current reserves related to this case are adequate in the event of a negative outcome.
The Corporation and certain of its subsidiaries are subject to various other pending or threatened legal proceedings arising out of the normal course of business or operations. The Corporation believes it has meritorious defenses to the claims asserted against it in its other currently outstanding legal proceedings and, with respect to such legal proceedings, intends to continue to defend itself vigorously, litigating or settling cases according to management’s judgment as to what is in the best interests of the Corporation and its shareholders. Settlement may result from the Corporation's determination that it may be more prudent financially to settle, rather than litigate, and should not be regarded as an admission of liability. On at least a quarterly basis, the Corporation

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

assesses its potential liabilities and contingencies in connection with outstanding legal proceedings utilizing the latest information available. On a case-by-case basis, reserves are established for those legal claims for which it is probable that a loss will be incurred either as a result of a settlement or judgment, and the amount of such loss can be reasonably estimated. The actual costs of resolving these claims may be substantially higher or lower than the amounts reserved. Based on current knowledge, and after consultation with legal counsel, management believes that current reserves are adequate, and the amount of any incremental liability arising from these matters is not expected to have a material adverse effect on the Corporation’s consolidated financial condition, consolidated results of operations or consolidated cash flows. Legal fees of $5 million were included in "other noninterest expenses" on the consolidated statements of income for both the three-month periods ended June 30, 2016 and 2015, and $10 million for both the six-month periods ended June 30, 2016 and 2015.
For matters where a loss is not probable, the Corporation has not established legal reserves. The Corporation believes the estimate of the aggregate range of reasonably possible losses, in excess of reserves established, for all legal proceedings in which it is involved is from zero to approximately $31 million at June 30, 2016. This estimated aggregate range of reasonably possible losses is based upon currently available information for those proceedings in which the Corporation is involved, taking into account the Corporation’s best estimate of such losses for those cases for which such estimate can be made. For certain cases, the Corporation does not believe that an estimate can currently be made. The Corporation’s estimate involves significant judgment, given the varying stages of the proceedings (including the fact that many are currently in preliminary stages), the existence in certain proceedings of multiple defendants (including the Corporation) whose share of liability has yet to be determined, the numerous yet-unresolved issues in many of the proceedings (including issues regarding class certification and the scope of many of the claims) and the attendant uncertainty of the various potential outcomes of such proceedings. Accordingly, the Corporation’s estimate will change from time to time, and actual losses may be more or less than the current estimate.
In the event of unexpected future developments, it is possible that the ultimate resolution of these matters may be material to the Corporation's consolidated financial condition, consolidated results of operations or consolidated cash flows.
For information regarding income tax contingencies, refer to Note 11.
NOTE 13 - RESTRUCTURING CHARGES
During the second quarter 2016, the Corporation approved and launched an initiative designed to reduce overhead and increase revenue. The actions in the initiative include, but are not limited to, a reduction in workforce of approximately 9 percent, streamlining operational processes, real estate optimization including consolidating about 40 banking centers as well as reducing office and operations space, selective outsourcing of technology functions and reduction of technology system applications.
Certain actions in the initiative result in restructuring charges. Generally, costs associated with or incurred to generate revenue as part of the initiative are recorded according to the nature of the cost and are not included in restructuring charges. The Corporation considers the following costs associated with the initiative to be restructuring charges:

•	Employee costs: Primarily severance costs in accordance with the Corporation’s severance plan.

•
Facilities costs: Costs pertaining to consolidating banking centers and other facilities, such as lease termination costs and decommissioning costs. Also includes accelerated depreciation and impairment of owned property to be sold.

•	Technology costs: Impairment and other costs associated with optimizing technology infrastructure and reducing the number of applications.

•	Other costs: Includes primarily professional fees, as well as other contract termination fees and legal fees incurred in the execution of the initiative.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

Restructuring charges are recorded as a component of noninterest expenses on the consolidated statements of comprehensive income. The following table presents changes in restructuring reserves, cumulative charges incurred to date and total expected restructuring charges:

(in millions)	Employee Costs	Facilities Costs	Technology Costs	Other Costs	Total

Three Months Ended June 30, 2016
Balance at beginning of period	$—	$—	$—	$—	$—
Restructuring charges	46	—	—	7	53
Payments	—	—	—	(3)	(3)
Balance at end of period	$46	$—	$—	$4	$50

Six Months Ended June 30, 2016
Balance at beginning of period	$—	$—	$—	$—	$—
Restructuring charges	46	—	—	7	53
Payments	—	—	—	(3)	(3)
Balance at end of period	$46	$—	$—	$4	$50

Total restructuring charges incurred to date	$46	$—	$—	$7	$53
Total expected restructuring charges (a)	$65 - $70	$35 - $40	$10 - $15	$30 - $35	$140 - $160

(a)	Restructuring activities are expected to be substantially completed by 12/31/2018.
Restructuring charges directly attributable to a business segment are assigned to that business segment. Restructuring charges incurred by areas whose services support the overall Corporation are allocated based on the methodology described in Note 22 to the consolidated financial statements in the Corporation's 2015 Annual Report. Total restructuring charges assigned to the Business Bank, Retail Bank and Wealth Management were $26 million, $19 million and $8 million, respectively, for both the three- and six-month periods ended June 30, 2016. Remaining expected restructuring charges will be assigned to the business segments using the same methodology. Facilities costs pertaining to the consolidation of banking centers are expected to impact primarily the Retail Bank.

NOTE 14 - BUSINESS SEGMENT INFORMATION
The Corporation has strategically aligned its operations into three major business segments: the Business Bank, the Retail Bank and Wealth Management. These business segments are differentiated based on the type of customer and the related products and services provided. In addition to the three major business segments, the Finance Division is also reported as a segment. Business segment results are produced by the Corporation’s internal management accounting system. This system measures financial results based on the internal business unit structure of the Corporation. The performance of the business segments is not comparable with the Corporation's consolidated results and is not necessarily comparable with similar information for any other financial institution. Additionally, because of the interrelationships of the various segments, the information presented is not indicative of how the segments would perform if they operated as independent entities. The management accounting system assigns balance sheet and income statement items to each business segment using certain methodologies, which are regularly reviewed and refined. From time to time, the Corporation may make reclassifications among the segments to more appropriately reflect management's current view of the segments, and methodologies may be modified as the management accounting system is enhanced and changes occur in the organizational structure and/or product lines. For comparability purposes, amounts in all periods are based on business unit structure and methodologies in effect at June 30, 2016.
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

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

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

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

Business segment financial results are as follows:

(dollar amounts in millions)	Business Bank	Retail Bank	Wealth Management	Finance	Other	Total
Three Months Ended June 30, 2016
Earnings summary:
Net interest income (expense)	$355	$155	$42	$(111)	$4	$445
Provision for credit losses	46	1	3	—	(1)	49
Noninterest income	142	48	62	13	4	269
Noninterest expenses	222	205	81	2	9	519
Provision (benefit) for income taxes	75	(1)	7	(38)	(1)	42
Net income (loss)	$154	$(2)	$13	$(62)	$1	$104
Net credit-related charge-offs	$42	$1	$4	$—	$—	$47

Selected average balances:
Assets	$39,617	$6,557	$5,215	$14,135	$5,144	$70,668
Loans	38,574	5,879	5,016	—	—	49,469
Deposits	28,429	23,546	4,213	62	271	56,521

Statistical data:
Return on average assets (a)	1.55%	(0.03)%	1.02%	N/M	N/M	0.59%
Efficiency ratio (b)	44.46	101.12	77.65	N/M	N/M	72.48

(dollar amounts in millions)	Business Bank	Retail Bank	Wealth Management	Finance	Other	Total
Three Months Ended June 30, 2015
Earnings summary:
Net interest income (expense)	$373	$155	$45	$(154)	$2	$421
Provision for credit losses	61	(8)	(9)	—	3	47
Noninterest income	138	46	60	14	—	258
Noninterest expenses	175	181	74	2	1	433
Provision (benefit) for income taxes	94	10	14	(53)	(1)	64
Net income (loss)	$181	$18	$26	$(89)	$(1)	$135
Net credit-related charge-offs (recoveries)	$23	$1	$(5)	$—	$—	$19

Selected average balances:
Assets	$39,134	$6,459	$5,153	$11,697	$6,520	$68,963
Loans	38,109	5,770	4,954	—	—	48,833
Deposits	30,229	22,747	4,060	93	269	57,398

Statistical data:
Return on average assets (a)	1.86%	0.30%	2.01%	N/M	N/M	0.79%
Efficiency ratio (b)	33.96	89.88	70.28	N/M	N/M	63.49

(a)	Return on average assets is calculated based on the greater of average assets or average liabilities and attributed equity.

(b)	Noninterest expenses as a percentage of the sum of net interest income (fully taxable equivalent basis) and noninterest income excluding net securities gains.
N/M – not meaningful

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

(dollar amounts in millions)	Business Bank	Retail Bank	Wealth Management	Finance	Other	Total
Six Months Ended June 30, 2016
Earnings summary:
Net interest income (expense)	$716	$311	$85	$(228)	$8	$892
Provision for credit losses	197	4	(2)	—	(2)	197
Noninterest income	277	91	121	26	—	515
Noninterest expenses	429	384	154	3	9	979
Provision (benefit) for income taxes	120	5	19	(78)	1	67
Net income (loss)	$247	$9	$35	$(127)	$—	$164
Net credit-related charge-offs	$98	$4	$3	$—	$—	$105

Selected average balances:
Assets	$39,125	$6,551	$5,189	$14,149	$4,934	$69,948
Loans	38,068	5,873	4,990	—	—	48,931
Deposits	28,769	23,328	4,192	83	243	56,615

Statistical data:
Return on average assets (a)	1.26%	0.08%	1.35%	N/M	N/M	0.47%
Efficiency ratio (b)	43.04	95.02	74.60	N/M	N/M	69.31

(dollar amounts in millions)	Business Bank	Retail Bank	Wealth Management	Finance	Other	Total
Six Months Ended June 30, 2015
Earnings summary:
Net interest income (expense)	$740	$307	$88	$(305)	$4	$834
Provision for credit losses	86	(16)	(10)	—	1	61
Noninterest income	276	87	118	26	2	509
Noninterest expenses	370	357	151	5	5	888
Provision (benefit) for income taxes	191	18	23	(106)	(1)	125
Net income (loss)	$369	$35	$42	$(178)	$1	$269
Net credit-related charge-offs (recoveries)	$32	$2	$(7)	$—	$—	$27

Selected average balances:
Assets	$38,896	$6,414	$5,091	$11,905	$6,546	$68,852
Loans	37,868	5,732	4,894	—	—	48,494
Deposits	30,187	22,577	4,028	131	273	57,196

Statistical data:
Return on average assets (a)	1.90%	0.30%	1.65%	N/M	N/M	0.78%
Efficiency ratio (b)	36.46	90.22	72.42	N/M	N/M	65.93

(a)	Return on average assets is calculated based on the greater of average assets or average liabilities and attributed equity.

(b)	Noninterest expenses as a percentage of the sum of net interest income (fully taxable equivalent basis) and noninterest income excluding net securities gains.
N/M – not meaningful
The Corporation operates in three primary markets - Texas, California, and Michigan, as well as in Arizona and Florida, with select businesses operating in several other states, and in Canada and Mexico. The Corporation produces market segment results for the Corporation’s three primary geographic markets as well as Other Markets. Other Markets includes Florida, Arizona, the International Finance division and businesses with a national perspective. The Finance & Other category includes the Finance segment and the Other category as previously described. Market segment results are provided as supplemental information to the business segment results and may not meet all operating segment criteria as set forth in GAAP. For comparability purposes, amounts in all periods are based on market segments and methodologies in effect at June 30, 2016.
A discussion of the financial results and the factors impacting performance can be found in the section entitled "Market Segments" in the financial review.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

Market segment financial results are as follows:

(dollar amounts in millions)	Michigan	California	Texas	Other Markets	Finance & Other	Total
Three Months Ended June 30, 2016
Earnings summary:
Net interest income (expense)	$166	$178	$119	$89	$(107)	$445
Provision for credit losses	3	17	32	(2)	(1)	49
Noninterest income	81	39	31	101	17	269
Noninterest expenses	159	120	113	116	11	519
Provision (benefit) for income taxes	28	30	2	21	(39)	42
Net income (loss)	$57	$50	$3	$55	$(61)	$104
Net credit-related charge-offs (recoveries)	$—	$17	$31	$(1)	$—	$47

Selected average balances:
Assets	$13,299	$17,997	$11,287	$8,806	$19,279	$70,668
Loans	12,660	17,708	10,840	8,261	—	49,469
Deposits	21,553	16,933	10,052	7,650	333	56,521

Statistical data:
Return on average assets (a)	1.01%	1.10%	0.11%	2.52%	N/M	0.59%
Efficiency ratio (b)	64.13	55.30	74.91	60.98	N/M	72.48

(dollar amounts in millions)	Michigan	California	Texas	Other Markets	Finance & Other	Total
Three Months Ended June 30, 2015
Earnings summary:
Net interest income (expense)	$178	$180	$130	$85	$(152)	$421
Provision for credit losses	(13)	4	43	10	3	47
Noninterest income	86	36	30	92	14	258
Noninterest expenses	129	99	93	109	3	433
Provision (benefit) for income taxes	50	42	10	16	(54)	64
Net income (loss)	$98	$71	$14	$42	$(90)	$135
Net credit-related charge-offs (recoveries)	$(1)	$6	$5	$9	$—	$19

Selected average balances:
Assets	$13,851	$16,696	$11,878	$8,321	$18,217	$68,963
Loans	13,290	16,429	11,254	7,860	—	48,833
Deposits	21,706	17,275	10,959	7,096	362	57,398

Statistical data:
Return on average assets (a)	1.73%	1.54%	0.45%	2.03%	N/M	0.79%
Efficiency ratio (b)	48.09	45.90	58.13	61.56	N/M	63.49

(a)	Return on average assets is calculated based on the greater of average assets or average liabilities and attributed equity.

(b)	Noninterest expenses as a percentage of the sum of net interest income (fully taxable equivalent basis) and noninterest income excluding net securities gains.
N/M – not meaningful

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

(dollar amounts in millions)	Michigan	California	Texas	Other Markets	Finance & Other	Total
Six Months Ended June 30, 2016
Earnings summary:
Net interest income (expense)	$340	$355	$242	$175	$(220)	$892
Provision for credit losses	(3)	11	202	(11)	(2)	197
Noninterest income	158	76	62	193	26	515
Noninterest expenses	310	224	213	220	12	979
Provision (benefit) for income taxes	64	73	(38)	45	(77)	67
Net income (loss)	$127	$123	$(73)	$114	$(127)	$164
Net credit-related charge-offs (recoveries)	$5	$25	$78	$(3)	$—	$105

Selected average balances:
Assets	$13,350	$17,769	$11,291	$8,455	$19,083	$69,948
Loans	12,717	17,496	10,802	7,916	—	48,931
Deposits	21,625	16,793	10,213	7,658	326	56,615

Statistical data:
Return on average assets (a)	1.14%	1.38%	(1.23)%	2.70%	N/M	0.47%
Efficiency ratio (b)	61.84	51.71	70.10	59.71	N/M	69.31

(dollar amounts in millions)	Michigan	California	Texas	Other Markets	Finance & Other	Total
Six Months Ended June 30, 2015
Earnings summary:
Net interest income (expense)	$355	$356	$260	$164	$(301)	$834
Provision for credit losses	(21)	1	64	16	1	61
Noninterest income	164	71	66	180	28	509
Noninterest expenses	282	196	188	212	10	888
Provision (benefit) for income taxes	87	86	28	31	(107)	125
Net income (loss)	$171	$144	$46	$85	$(177)	$269
Net credit-related charge-offs (recoveries)	$1	$6	$9	$11	$—	$27

Selected average balances:
Assets	$13,794	$16,580	$12,034	$7,993	$18,451	$68,852
Loans	13,257	16,312	11,394	7,531	—	48,494
Deposits	21,709	17,057	10,985	7,041	404	57,196

Statistical data:
Return on average assets (a)	1.51%	1.58%	0.73%	2.14%	N/M	0.78%
Efficiency ratio (b)	54.05	46.04	57.75	61.09	N/M	65.93

(a)	Return on average assets is calculated based on the greater of average assets or average liabilities and attributed equity.

(b)	Noninterest expenses as a percentage of the sum of net interest income (fully taxable equivalent basis) and noninterest income excluding net securities gains.
N/M – not meaningful
ITEM 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations
FORWARD-LOOKING STATEMENTS
This report includes forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. In addition, the Corporation may make other written and oral communications from time to time that contain such statements. All statements regarding the Corporation's expected financial position, strategies and growth prospects and general economic conditions expected to exist in the future are forward-looking statements. The words, "anticipates," "believes," "contemplates," "feels," "expects," "estimates," "seeks," "strives," "plans," "intends," "outlook," "forecast," "position," "target," "mission," "assume," "achievable," "potential," "strategy," "goal," "aspiration," "opportunity," "initiative," "outcome," "continue," "remain," "maintain," "on course," "trend," "objective," "looks forward," "projects," "models," and variations of such words and similar expressions, or future or conditional verbs such as "will," "would," "should," "could," "might," "can," "may" or similar expressions, as they relate to the Corporation or its management, are intended to identify forward-looking statements. These forward-looking statements are predicated on the beliefs and assumptions of the Corporation's management based on information known to the Corporation's management as of the date of this report and do not purport to speak as of any other date. Forward-looking statements may include descriptions of plans and objectives of the Corporation's management for future or past operations, products or services, including the GEAR Up initiative, and forecasts of the Corporation's revenue, earnings or other measures of economic performance, including statements of profitability, business segments and subsidiaries as well as estimates of the economic benefits of the GEAR Up initiative, estimates of credit trends and global stability. Such statements reflect the view of the Corporation's management as of this date with respect to future events and are subject to risks and uncertainties. Should one or more of these risks materialize or should underlying beliefs or assumptions prove incorrect, the Corporation's actual results could differ materially from those discussed. Factors that could cause or contribute to such differences are changes in general economic, political or industry conditions; changes in monetary and fiscal policies, including changes in interest rates; changes in regulation or oversight; the Corporation's ability to maintain adequate sources of funding and liquidity; the effects of more stringent capital or liquidity requirements; declines or other changes in the businesses or industries of the Corporation's customers, in particular the energy industry; unfavorable developments concerning credit quality; operational difficulties, failure of technology infrastructure or information security incidents; reliance on other companies to provide certain key components of business infrastructure; factors impacting noninterest expenses which are beyond the Corporation's control; changes in the financial markets, including fluctuations in interest rates and their impact on deposit pricing; reductions in the Corporation's credit rating; whether the Corporation may achieve opportunities for revenue enhancements and efficiency improvements under the GEAR Up initiative, or changes in the scope or assumptions underlying the GEAR Up initiative; the interdependence of financial service companies; the implementation of the Corporation's strategies and business initiatives; damage to the Corporation's reputation; the Corporation's ability to utilize technology to efficiently and effectively develop, market and deliver new products and services; competitive product and pricing pressures among financial institutions within the Corporation's markets; changes in customer behavior; any future strategic acquisitions or divestitures; management's ability to maintain and expand customer relationships; management's ability to retain key officers and employees; the impact of legal and regulatory proceedings or determinations; the effectiveness of methods of reducing risk exposures; the effects of terrorist activities and other hostilities; the effects of catastrophic events including, but not limited to, hurricanes, tornadoes, earthquakes, fires, droughts and floods; changes in accounting standards and the critical nature of the Corporation's accounting policies. The Corporation cautions that the foregoing list of factors is not exclusive. For discussion of factors that may cause actual results to differ from expectations, please refer to our filings with the Securities and Exchange Commission. In particular, please refer to “Item 1A. Risk Factors” beginning on page 12 of the Corporation's Annual Report on Form 10-K for the year ended December 31, 2015 and “Item 1A. Risk Factors” beginning on page 62 of the Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016. Forward-looking statements speak only as of the date they are made. The Corporation does not undertake to update forward-looking statements to reflect facts, circumstances, assumptions or events that occur after the date the forward-looking statements are made. For any forward-looking statements made in this report or in any documents, the Corporation claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

RESULTS OF OPERATIONS
The Corporation recently announced the implementation of its efficiency and revenue initiative ("GEAR Up"). Results for the three- and six-month periods ended June 30, 2016 included restructuring charges of $53 million ($34 million, after-tax, or $0.19 per share), associated with this initiative. More information regarding GEAR Up is provided under the "Growth in Efficiency and Revenue Initiative" subheading below.
Net income for the three months ended June 30, 2016 was $104 million, a decrease of $31 million from $135 million reported for the three months ended June 30, 2015. Excluding the $34 million after-tax impact of the second quarter 2016 restructuring charges and the $19 million after-tax impact of a $30 million net release of litigation reserves in the second quarter 2015, net income increased $22 million, primarily reflecting increases in net interest income and noninterest income. Net income per diluted common share was $0.58 and $0.73 for the three months ended June 30, 2016 and 2015, respectively, and average diluted common shares were 177 million and 182 million for each respective period.
Net income for the six months ended June 30, 2016 was $164 million, a decrease of $105 million from $269 million reported for the six months ended June 30, 2015. Excluding the $34 million after-tax impact of the second quarter 2016 restructuring charges and the $19 million after-tax impact of the second quarter 2015 net release of litigation reserves, net income decreased $52 million, primarily reflecting an increase in the provision for credit losses in the first quarter 2016, partially offset by an increase in net interest income. Net income per diluted common share was $0.92 and $1.46 for the six months ended June 30, 2016 and 2015, respectively. Average diluted common shares were 177 million and 182 million for the six months ended June 30, 2016 and 2015, respectively.
Growth in Efficiency and Revenue Initiative
The initial GEAR Up initiative is expected to drive additional annual pre-tax income, before restructuring charges, of approximately $230 million for full-year 2018 from the actions identified to-date. The Corporation is continuing to identify additional opportunities to further enhance profitability.

•
Revenue enhancements expected to gradually ramp-up to approximately $30 million for full-year 2017, gradually increasing to approximately $70 million for full-year 2018, through expanded product offerings, enhanced sales tools and training, re-aligned employee incentives and enhanced customer analytics to drive opportunities.

•
Expense reductions expected to save approximately $20 million in the fourth quarter 2016, approximately $110 million for full-year 2017, and approximately $160 million for full-year 2018. This is to be achieved through an approximately 9 percent reduction in workforce, streamlining operational processes, real estate optimization including consolidating about 40 banking centers as well as reducing office and operations space, selective outsourcing of technology functions and reduction of technology system applications.

•
Pre-tax restructuring charges of $140 million to $160 million in total are expected to be incurred through 2018, including an estimated $90 million to $110 million by year-end 2016. Restructuring charges totaling $53 million were incurred through June 30, 2016. For additional information regarding restructuring charges, refer to Note 13 to the consolidated financial statements.

Full-Year 2016 Outlook Compared to Full-Year 2015
Management expectations for full-year 2016 compared to full-year 2015, assuming a continuation of the current economic and low-rate environment, are as follows:

•
Average loans modestly higher, in line with real Gross Domestic Product growth, reflecting a continued decline in Energy more than offset by increases in most other lines of business. Seasonality in National Dealer Services, Mortgage Banker and Middle Market to impact the second half of the year.

•	Net interest income higher, primarily reflecting the benefits from the December 2015 short-term rate increase, loan growth and a larger securities portfolio.

•
Provision for credit losses higher, reflecting the first quarter 2016 reserve build for Energy, with net charge-offs for the remainder of the year between 35 basis points and 45 basis points. Additional reserve changes dependent on developments in the oil and gas sector. Continued solid credit quality in the remainder of the portfolio, with metrics, absent Energy, better than historical norms.

•
Noninterest income modestly higher, with continued focus on cross-sell opportunities, including card, fiduciary and brokerage services offset by lower market-driven fees, including commercial lending fees, investment banking fees, derivative income and warrant income. Benefits from GEAR Up expected to begin in early 2017.

•
Noninterest expenses higher, with an estimated $90 million to $110 million in restructuring expense, related GEAR Up expense savings of approximately $20 million, increased outside processing in line with growing revenue, higher FDIC insurance expense in part due to regulatory surcharge, and typical inflationary pressures. Additionally, 2015 benefited from $33 million in legal reserve releases, which is offset by lower pension expense in 2016.

•	Income tax expense to approximate 30 percent of pre-tax income.
Net Interest Income
The "Quarterly Analysis of Net Interest Income & Rate/Volume" table that follows provides an analysis of net interest income for the three months ended June 30, 2016 and 2015 and details the components of the change in net interest income for the three months ended June 30, 2016 compared to the same period in the prior year.
Quarterly Analysis of Net Interest Income & Rate/Volume

	Three Months Ended
	June 30, 2016			June 30, 2015
(dollar amounts in millions)	Average Balance	Interest	Average Rate (a)	Average Balance	Interest	Average Rate (a)
Commercial loans	$31,511	$251	3.23%	$31,788	$242	3.07%
Real estate construction loans	2,429	22	3.62	1,807	16	3.51
Commercial mortgage loans	9,033	78	3.47	8,672	73	3.38
Lease financing	730	4	1.98	795	6	3.19
International loans	1,396	13	3.63	1,453	13	3.68
Residential mortgage loans	1,880	17	3.76	1,877	18	3.78
Consumer loans	2,490	21	3.37	2,441	20	3.25
Total loans	49,469	406	3.31	48,833	388	3.20

Mortgage-backed securities (b)	9,326	51	2.21	9,057	50	2.23
Other investment securities	3,008	11	1.50	879	3	1.16
Total investment securities (b)	12,334	62	2.03	9,936	53	2.13

Interest-bearing deposits with banks	3,690	5	0.50	5,110	3	0.25
Other short-term investments	104	—	0.58	102	—	0.42
Total earning assets	65,597	473	2.91	63,981	444	2.79

Cash and due from banks	1,074			1,041
Allowance for loan losses	(749)			(613)
Accrued income and other assets	4,746			4,554
Total assets	$70,668			$68,963

Money market and interest-bearing checking deposits	$22,785	6	0.11	$23,659	6	0.11
Savings deposits	2,010	—	0.02	1,834	—	0.02
Customer certificates of deposit	3,320	4	0.40	4,422	4	0.37
Foreign office time deposits	30	—	0.35	118	1	1.26
Total interest-bearing deposits	28,145	10	0.14	30,033	11	0.14
Short-term borrowings	159	—	0.45	78	—	0.04
Medium- and long-term debt	5,072	18	1.42	2,661	12	1.83
Total interest-bearing sources	33,376	28	0.33	32,772	23	0.28

Noninterest-bearing deposits	28,376			27,365
Accrued expenses and other liabilities	1,262			1,314
Total shareholders’ equity	7,654			7,512
Total liabilities and shareholders’ equity	$70,668			$68,963

Net interest income/rate spread		$445	2.58		$421	2.51

Impact of net noninterest-bearing sources of funds			0.16			0.14
Net interest margin (as a percentage of average earning assets)			2.74%			2.65%

(a)	Fully taxable equivalent.

(b)	Includes investment securities available-for-sale and investment securities held-to-maturity.

Quarterly Analysis of Net Interest Income & Rate/Volume (continued)

	Three Months Ended
	June 30, 2016/June 30, 2015
(in millions)	Increase (Decrease) Due to Rate	Increase (Decrease) Due to Volume (a)	Net Increase (Decrease)
Interest Income:
Loans	$12	$6	$18
Investment securities (b)	1	8	9
Interest-bearing deposits with banks	3	(1)	2
Total interest income	16	13	29
Interest Expense:
Interest-bearing deposits	—	(1)	(1)
Medium- and long-term debt	(2)	8	6
Total interest expense	(2)	7	5
Net interest income	$18	$6	$24

(a)	Rate/volume variances are allocated to variances due to volume.

(b)	Includes investment securities available-for-sale and investment securities held-to-maturity.
Net interest income was $445 million for the three months ended June 30, 2016, an increase of $24 million compared to $421 million for the three months ended June 30, 2015. The increase in net interest income resulted primarily from the impact of higher yields on loans and Federal Reserve Bank (FRB) deposits, reflecting the benefit from the December 2015 short-term rate increase, loan growth and a larger investment securities portfolio, partially offset by higher funding costs, primarily the result of new Federal Home Loan Bank (FHLB) borrowings during the three months ended June 30, 2016. Average earning assets increased $1.6 billion, or 3 percent, to $65.6 billion, compared to $64.0 billion for the same period in 2015. The increase in average earning assets primarily reflected increases of $2.4 billion in average investment securities and $636 million in average loans, partially offset by a decrease of $1.4 billion in average FRB deposits, included in "interest-bearing deposits with banks" on the consolidated balance sheets. The net interest margin (FTE) for the three months ended June 30, 2016 increased 9 basis points to 2.74 percent, from 2.65 percent for the comparable period in 2015, primarily from higher yields on loans and the reinvestment of FRB deposits into higher yielding Treasury securities, partially offset by the impact of increased FHLB borrowings. The increase in loan yields primarily reflected the benefit from the increase in short-term rates, partially offset by the impact of a negative residual value adjustment to assets in the leasing portfolio and the impact of a higher level of nonaccrual loans in the three months ended June 30, 2016, compared to the same period in the prior year.

Year-to-Date Analysis of Net Interest Income & Rate/Volume

	Six Months Ended
	June 30, 2016			June 30, 2015
(dollar amounts in millions)	Average Balance	Interest	Average Rate (a)	Average Balance	Interest	Average Rate (a)
Commercial loans	$31,162	$500	3.24%	$31,442	$475	3.06%
Real estate construction loans	2,272	41	3.64	1,872	32	3.43
Commercial mortgage loans	8,997	158	3.53	8,627	146	3.41
Lease financing	728	10	2.66	796	12	3.12
International loans	1,408	26	3.64	1,482	27	3.69
Residential mortgage loans	1,886	36	3.85	1,866	35	3.77
Consumer loans	2,478	41	3.35	2,409	39	3.23
Total loans	48,931	812	3.34	48,494	766	3.19

Mortgage-backed securities (b)	9,341	102	2.21	9,064	101	2.24
Other investment securities	3,004	22	1.50	858	5	1.13
Total investment securities (b)	12,345	124	2.04	9,922	106	2.15

Interest-bearing deposits with banks	3,478	9	0.50	5,216	7	0.25
Other short-term investments	106	—	0.76	100	—	0.75
Total earning assets	64,860	945	2.94	63,732	879	2.79

Cash and due from banks	1,071			1,034
Allowance for loan losses	(714)			(607)
Accrued income and other assets	4,731			4,693
Total assets	$69,948			$68,852

Money market and interest-bearing checking deposits	$22,989	13	0.11	$23,809	13	0.11
Savings deposits	1,973	—	0.02	1,810	—	0.02
Customer certificates of deposit	3,399	7	0.40	4,423	8	0.37
Foreign office and other time deposits	40	—	0.34	121	1	1.36
Total interest-bearing deposits	28,401	20	0.14	30,163	22	0.14
Short-term borrowings	262	—	0.45	94	—	0.05
Medium- and long-term debt	4,083	33	1.62	2,675	23	1.78
Total interest-bearing sources	32,746	53	0.32	32,932	45	0.28

Noninterest-bearing deposits	28,214			27,033
Accrued expenses and other liabilities	1,345			1,405
Total shareholders’ equity	7,643			7,482
Total liabilities and shareholders’ equity	$69,948			$68,852

Net interest income/rate spread		$892	2.62		$834	2.51

Impact of net noninterest-bearing sources of funds			0.16			0.14
Net interest margin (as a percentage of average earning assets			2.78%			2.65%

(a)	Fully taxable equivalent.

(b)	Includes investment securities available-for-sale and investment securities held-to-maturity.

Year-to-Date Analysis of Net Interest Income & Rate/Volume

	Six Months Ended
	June 30, 2016/June 30, 2015
(in millions)	Increase (Decrease) Due to Rate	Increase (Decrease) Due to Volume (a)	Net Increase (Decrease)
Interest Income:
Loans	$37	$9	$46
Investment securities (b)	—	18	18
Interest-bearing deposits with banks	6	(4)	2
Total interest income	43	23	66
Interest Expense:
Interest-bearing deposits	1	(3)	(2)
Medium- and long-term debt	(2)	12	10
Total interest expense	(1)	9	8
Net interest income	$44	$14	$58

(a)	Rate/volume variances are allocated to variances due to volume.

(b)	Includes investment securities available-for-sale and investment securities held-to-maturity.
Net interest income was $892 million for the six months ended June 30, 2016, an increase of $58 million compared to $834 million for the six months ended June 30, 2015. The increase in net interest income resulted primarily from the same reasons as described in the quarterly discussion above, as well as the benefit of one additional day in 2016. Average earning assets increased $1.1 billion, or 2 percent, to $64.9 billion for the six months ended June 30, 2016, compared to $63.7 billion for the same period in 2015. The increase in average earning assets primarily reflected increases of $2.4 billion in average investment securities and $437 million in average loans, partially offset by a decrease of $1.7 billion in average FRB deposits. The net interest margin (FTE) for the six months ended June 30, 2016 increased 13 basis points to 2.78 percent, from 2.65 percent for the comparable period in 2015, primarily from higher yields on loans and the reinvestment of FRB deposits into higher yielding Treasury securities, partially offset by the impact of increased FHLB borrowings. The increase in loan yields primarily reflected the benefit from the increase in short-term rates. The negative impact of a higher level of nonaccrual loans in the first six months ended June 30, 2016, compared to the same period in 2015, and a negative residual value adjustment to assets in the leasing portfolio in the second quarter 2016 were largely offset by higher interest recoveries on nonaccrual loans in the six months ended June 30, 2016, compared to the same period in 2015.
For further discussion of the effects of market rates on net interest income, refer to the "Market and Liquidity Risk" section of this financial review.
Provision for Credit Losses
The provision for credit losses was $49 million and $47 million for the three-month periods ended June 30, 2016 and 2015, respectively, and $197 million and $61 million for the six-month periods ended June 30, 2016 and 2015, respectively. The provision for credit losses includes both the provision for loan losses and the provision for credit losses on lending-related commitments.
The provision for loan losses is recorded to maintain the allowance for loan losses at the level deemed appropriate by the Corporation to cover probable credit losses inherent in the portfolio. The provision for loan losses was $47 million for the three months ended June 30, 2016, compared to $35 million for the three months ended June 30, 2015. The provision for the three months ended June 30, 2016 was primarily driven by Energy, Corporate Banking, and, to a lesser extent, general Middle Market and Technology and Life Sciences. In the same period in 2015, the provision was similarly driven by Energy, Technology and Life Sciences, and Corporate Banking, partially offset by credit quality improvements in the remainder of the portfolio. The provision for loan losses was $188 million for the six months ended June 30, 2016, an increase of $137 million compared to $51 million for the same period in the prior year. The provision for the six months ended June 30, 2016 was primarily driven by Energy and, to a much lesser extent, general Middle Market and Corporate Banking, partially offset by the benefit from recoveries in Commercial Real Estate. In the same period in the prior year, the provision was driven by Energy and Corporate Banking, partially offset by credit quality improvements in the remainder of the portfolio.
Net loan charge-offs in the three months ended June 30, 2016 increased $24 million to $42 million, or 0.34 percent of average total loans, compared to $18 million, or 0.15 percent, for the three months ended June 30, 2015. The increase in net loan charge-offs primarily reflected increases in Energy and Private Banking, partially offset by decreases in Corporate Banking and Technology and Life Sciences. Excluding Energy, net loan charge-offs in the three months ended June 30, 2016 totaled $15 million, or 0.13 percent of average total loans. Net loan charge-offs in the six months ended June 30, 2016 increased $68 million to $94 million, or 0.39 percent of average total loans, compared to $26 million, or 0.11 percent, for the six months ended June 30, 2015.

The increase in net loan charge-offs primarily reflected increases in Energy and Private Banking, partially offset by decreases in Commercial Real Estate and Corporate Banking. Excluding Energy, net loan charge-offs in the six months ended June 30, 2016 totaled $25 million, or 0.11 percent of average total loans.
The provision for credit losses on lending-related commitments is recorded to maintain the allowance for credit losses on lending-related commitments at the level deemed appropriate by the Corporation to cover probable credit losses inherent in lending-related commitments. The provision for credit losses on lending-related commitments was $2 million in the three months ended June 30, 2016, compared to $12 million in the three months ended June 30, 2015, primarily reflecting a decrease in Energy. The provision for credit losses on lending-related commitments was $9 million for the six months ended June 30, 2016 compared to $10 million for the same period in 2015. Lending-related commitment charge-offs were $5 million and $1 million for the three months ended June 30, 2016 and 2015, respectively, and $11 million and $1 million for the six months ended June 30, 2016 and 2015, respectively. The lending-related commitment charge-offs of $11 million for the six months ended June 30, 2016 were the result of sales of Corporate Banking and Energy unfunded commitments.
For further information regarding Energy and energy-related loans, refer to the "Energy Lending" subheading in the "Risk Management" section of this financial review. An analysis of the allowance for credit losses and nonperforming assets is presented under the "Credit Risk" subheading in the "Risk Management" section of this financial review.
Noninterest Income

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2016	2015	2016	2015
Card fees	77	69	151	132
Service charges on deposit accounts	$55	$56	$110	$111
Fiduciary income	49	48	95	95
Commercial lending fees	22	22	42	47
Letter of credit fees	13	13	26	26
Bank-owned life insurance	9	10	18	19
Foreign exchange income	11	9	21	19
Brokerage fees	5	4	9	8
Net securities losses	(1)	—	(3)	(2)
Other noninterest income (a)	29	27	46	54
Total noninterest income	$269	$258	$515	$509

(a)	The table below provides further details on certain categories included in other noninterest income.
Noninterest income increased $11 million to $269 million for the three months ended June 30, 2016, compared to $258 million for the same period in 2015, primarily reflecting an increase in card fees, due to volume-driven increases from merchant payment processing services and government card programs. In other noninterest income (refer to the table below), an increase in deferred compensation asset returns (offsets an increase in deferred compensation plan expense included in noninterest expenses) was offset by a decrease in investment banking fees.
Noninterest income increased $6 million to $515 million for the six months ended June 30, 2016, compared to $509 million for the same period in 2015, primarily due to an increase in card fees, partially offset by decreases in other noninterest income and commercial lending fees. The increase in card fees was largely for the same reasons as described in the quarterly discussion above. The decrease in other noninterest income (refer to table below) primarily reflected decreases in investment banking fees and income from unconsolidated subsidiaries, partially offset by an increase in risk management hedge income. The decrease in commercial lending fees reflected both a decrease in commitment fees, which resulted from a combination of higher utilization levels and lower commitment totals in 2016, as well as lower syndication agent fees. The decrease in income from unconsolidated subsidiaries primarily reflected the termination of a joint venture with a payment processor in the second quarter 2015 and was more than offset by the increase in merchant payment processing services revenue included in card fees.
The following table illustrates certain categories included in "other noninterest income" on the consolidated statements of comprehensive income.

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2016	2015	2016	2015
Customer derivative income	$6	$5	$9	$8
Deferred compensation asset returns (a)	5	1	—	2
Insurance commissions	3	2	5	5
Securities trading income	2	3	4	5
Investment banking fees	1	5	3	9
Risk management hedge income	1	(1)	4	(1)
Income from principal investing and warrants	1	1	2	1
Income (loss) from unconsolidated subsidiaries	(1)	1	(1)	3
All other noninterest income	11	10	20	22
Other noninterest income	$29	$27	$46	$54

(a)
Compensation deferred by the Corporation's officers and directors is invested based on investment selections of the officers and directors. Income earned on these assets is reported in noninterest income and the resulting change in deferred compensation plan liabilities is reported in salaries and benefits expense. Changes in income earned on deferred compensation assets are substantially offset by changes in deferred compensation plan expense.

Noninterest Expenses

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2016	2015	2016	2015
Salaries and benefits expense	$247	$251	$495	$504
Outside processing fee expense	84	83	163	156
Net occupancy expense	39	39	77	77
Equipment expense	14	13	27	26
Restructuring charges	53	—	53	—
Software expense	30	24	59	47
FDIC insurance expense	14	9	25	18
Advertising expense	6	5	10	11
Litigation-related expense	—	(30)	—	(29)
Other noninterest expenses	32	39	70	78
Total noninterest expenses	$519	$433	$979	$888
Noninterest expenses increased $86 million to $519 million for the three months ended June 30, 2016, compared to $433 million for the same period in 2015. Noninterest expenses increased $3 million excluding the second quarter 2016 restructuring charges of $53 million and the impact of a $30 million net release of litigation reserves in second quarter 2015. The remaining increase primarily reflected an increase in technology-related software expense and an increase in FDIC insurance premiums, partially offset by an $8 million benefit from the sale of leased assets included in other noninterest expenses in the three months ended June 30, 2016 and a decrease in salaries and benefits expense. The decrease in salaries and benefits primarily reflected decreases in pension expense and share-based compensation, partially offset by increases in deferred compensation plan expense (offset by an increase in deferred compensation asset returns included in noninterest income) and regular salaries, mostly due to the impact of merit raises.
Noninterest expenses increased $91 million to $979 million for the six months ended June 30, 2016, compared to $888 million for the same period in 2015. Noninterest expenses increased $8 million excluding the second quarter 2016 restructuring charges of $53 million and the impact of a $30 million net release of litigation reserves in second quarter 2015, primarily for the same reasons as describe above, as well as higher outside processing fee expense related to revenue generating activities. The decrease in salaries and benefits primarily reflected decreases in pension expense and executive incentive expense, partially offset by an increase in regular salaries, mostly due to the impact of merit increases and one more day in 2016.
Restructuring charges for the three- and six-month periods ended June 30, 2016 associated with the initial implementation of the GEAR Up initiative included $46 million of severance-related expenses and $7 million of professional services and other charges. For further discussion of restructuring charges, see Note 13 in the Notes to Consolidated Financial Statements.
STRATEGIC LINES OF BUSINESS
The Corporation's management accounting system assigns balance sheet and income statement items to each segment using certain methodologies, which are regularly reviewed and refined. These methodologies may be modified as the management accounting system is enhanced and changes occur in the organizational structure and/or product lines. Restructuring charges associated with the GEAR Up initiative were assigned to the segments based on the Corporation's segment reporting methodology, which is described in Note 22 to the consolidated financial statements in the Corporation's 2015 Annual Report.

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
Business Segments
The Corporation's operations are strategically aligned into three major business segments: the Business Bank, the Retail Bank and Wealth Management. These business segments are differentiated based upon the products and services provided. In addition to the three major business segments, Finance is also reported as a segment. The Other category includes items not directly associated with these business segments or the Finance segment. The performance of the business segments is not comparable with the Corporation's consolidated results and is not necessarily comparable with similar information for any other financial institution. Additionally, because of the interrelationships of the various segments, the information presented is not indicative of how the segments would perform if they operated as independent entities. Note 14 to the consolidated financial statements describes the business activities of each business segment and presents financial results of these business segments for the three- and six-month periods ended June 30, 2016 and 2015.
The following table presents net income (loss) by business segment.

	Six Months Ended June 30,
(dollar amounts in millions)	2016		2015
Business Bank	$247	85%	$369	83%
Retail Bank	9	3	35	8
Wealth Management	35	12	42	9
	291	100%	446	100%
Finance	(127)		(178)
Other (a)	—		1
Total	$164		$269
(a)    Includes items not directly associated with the three major business segments or the Finance Division.
The Business Bank's net income of $247 million for the six months ended June 30, 2016 decreased $122 million compared to the six months ended June 30, 2015. Net interest income of $716 million for the six months ended June 30, 2016 decreased $24 million compared to the same period in the prior year, primarily reflecting a increase in the net funds transfer pricing (FTP) charges, partially offset by an increase in loan yields, the benefit provided by a $200 million increase in average loans and one additional day in 2016. The increase in net FTP charges primarily reflected an increase in the cost of funds due to the increase in short-term market rates, lower funding credits due to a $1.4 billion decrease in average deposits, and the new 2016 FTP charges for LCR as described above. The provision for credit losses increased $111 million to $197 million for the six months ended June 30, 2016, compared to the same period in the prior year. The increase in the provision primarily reflected the increased reserves for Energy and energy-related loans. To a lesser extent, Corporate Banking and general Middle Market contributed to the increase in the provision. These increases were partially offset by improvements in credit quality in the remainder of the portfolio. Net credit-related charge-offs of $98 million increased $66 million in the six months ended June 30, 2016, compared to the same period in the prior year, primarily reflecting increases in Energy and energy-related loans, partially offset by a decrease in Commercial Real Estate. Noninterest income for the six months ended June 30, 2016 increased $1 million from the comparable period in the prior year, primarily reflecting a $14 million increase in card fees and small increases in several other categories of noninterest income, partially offset by decreases of $7 million in investment banking fees, $5 million in commercial lending fees and $4 million in income from unconsolidated subsidiaries (largely related to the exit in the second quarter 2015 from a joint venture that provided merchant payment processing services). Noninterest expenses for the six months ended June 30, 2016 increased $59 million compared to the same period in the prior year. Excluding restructuring charges of $26 million and the impact of a $30 million net release of litigation reserves in second quarter 2015, noninterest expenses increased $3 million, primarily reflecting an $11 million increase in corporate overhead expense, primarily reflecting increased technology expenses, partially offset by the benefit from an $8 million gain on the sale of leased assets in the second quarter 2016. A $5 million decrease in salaries and benefits expense was largely offset by an increase in outside processing fee expense tied to revenue growth and higher FDIC insurance expense.
Net income for the Retail Bank of $9 million for the six months ended June 30, 2016 decreased $26 million, compared to $35 million for the six months ended June 30, 2015. Net interest income of $311 million increased $4 million in the six months ended June 30, 2016, primarily due to higher loan yields and one more day in 2016, partially offset by a higher FTP funding costs due to an increase in short-term lending rates. The FTP benefit provided by a $751 million increase in average deposits was more than offset by a lower deposit crediting rate. The provision for credit losses increased $20 million to $4 million for the six months ended June 30, 2016, compared to a $16 million benefit in the comparable period in the prior year, primarily reflecting an increase in Small Business. Net credit-related charge-offs were $4 million for the six months ended June 30, 2016 compared to $2 million in the same period for the prior year. Noninterest income of $91 million for the six months ended June 30, 2016 increased $4 million compared to the comparable period in the prior year, primarily due to a $3 million increase in card fees and smaller increases in several other fee categories, partially offset by a $2 million increase in securities losses. Noninterest expenses of $384 million for the six months ended June 30, 2016 increased $27 million from the comparable period in the prior year; primarily due to second quarter 2016 restructuring charges of $19 million and an $11 million increase in corporate overhead expense, partially offset by a $4 million decrease in salaries and benefits expense.
Wealth Management's net income of $35 million for the six months ended June 30, 2016 decreased $7 million, compared to $42 million for the six months ended June 30, 2015. Net interest income of $85 million for the six months ended June 30, 2016 decreased $3 million compared to the same period in the prior year, primarily reflecting higher FTP funding costs due to an increase in short-term lending rates, partially offset by the benefit from a $96 million increase in average loans and an increase in loan yields. The FTP benefit provided by a $164 million increase in average deposits was more than offset by a lower deposit crediting rate. The provision for credit losses was a benefit of $2 million for the six months ended June 30, 2016, compared to a benefit of $10 million for the same period in the prior year, primarily due to the benefit to the prior year from net loan recoveries in Private Banking. Net credit-related charge-offs were $3 million for the six months ended June 30, 2016, compared to net loan recoveries of $7 million in the same period for the prior year. Noninterest income of $121 million for the six months ended June 30, 2016 increased $3 million compared to the comparable period in the prior year, primarily reflecting a $2 million securities loss in the prior year period. Noninterest expenses of $154 million for the six months ended June 30, 2016 increased $3 million from the comparable period in the prior year. Excluding restructuring charges of $8 million, noninterest expenses decreased $5 million, primarily reflecting a $4 million decrease in salaries and benefits expense as well as smaller increases in several other categories, partially offset by a $4 million increase in corporate overhead.
The net loss in the Finance segment was $127 million for the six months ended June 30, 2016, compared to a net loss of $178 million for the six months ended June 30, 2015. Net interest expense of $228 million for the six months ended June 30, 2016 decreased $77 million, compared to the six months ended June 30, 2015, primarily reflecting a decrease in net FTP expense as a result of higher rates charged to the business segments under the Corporation's internal FTP methodology, as well as an increase due to a larger investment securities portfolio.
Market Segments
Market segment results are provided for the Corporation's three largest geographic markets: Michigan, California and Texas. In addition to the three largest geographic markets, Other Markets is also reported as a market segment. The Finance & Other category includes the Finance segment and the Other category as previously described in the "Business Segments" section of this financial review. Note 14 to these consolidated financial statements presents a description of each of these market segments as well as the financial results for the three- and six-month periods ended June 30, 2016 and 2015.
The following table presents net income (loss) by market segment.

	Six Months Ended June 30,
(dollar amounts in millions)	2016		2015
Michigan	$127	44%	$171	39%
California	123	42	144	32
Texas	(73)	(25)	46	10
Other Markets	114	39	85	19
	291	100%	446	100%
Finance & Other (a)	(127)		(177)
Total	$164		$269
(a)    Includes items not directly associated with the market segments.
The Michigan market's net income of $127 million for the six months ended June 30, 2016 decreased $44 million, compared to $171 million for the six months ended June 30, 2015. Net interest income of $340 million for the six months ended June 30, 2016 decreased $15 million from the comparable period in the prior year, primarily due to an increase in net FTP funding charges, reflecting higher FTP funding costs and the new FTP charges related to LCR, as well as lower FTP credits reflecting a lower deposit crediting rate and the impact of a $84 million decrease in average deposits, as well as the impact of a $540 million decrease in average loans, partially offset by an increase in loan yields and one more day in 2016. The provision for credit losses was a benefit of $3 million for the six months ended June 30, 2016, compared to a benefit of $21 million for the comparable period in the prior year. The decrease in the benefit primarily reflected an increase in Corporate Banking. Net credit-related charge-offs were $5 million for the six months ended June 30, 2016, compared to $1 million for the comparable period in the prior year, primarily reflecting an increase in Corporate Banking, partially offset by decreases in Commercial Real Estate and general Middle Market. Noninterest income of $158 million for the six months ended June 30, 2016 decreased $6 million from the comparable period in the prior year, primarily reflecting small decreases in several noninterest income categories, partially offset by a $4 million increase in card fees. Noninterest expenses of $310 million for the six months ended June 30, 2016 increased $28 million from the comparable period in the prior year. Excluding restructuring charges of $15 million for the six months ended June 30,

2016 and the impact of a $30 million net release of litigation reserves in second quarter 2015, noninterest expenses decreased $17 million, primarily reflecting the benefit from a $7 million gain on the sale of leased assets in the second quarter 2016 and smaller decreases in most other noninterest expense categories, partially offset by a $7 million increase in corporate overhead.
The California market's net income of $123 million decreased $21 million in the six months ended June 30, 2016, compared to $144 million for the six months ended June 30, 2015. Net interest income of $355 million for the six months ended June 30, 2016 decreased $1 million from the comparable period in the prior year, as to the benefits provided by a $1.2 billion increase in average loans, higher loan yields, and one more day in 2016 were mostly offset by an increase in net FTP funding charges, primarily for the same reasons as discussed above. Average deposits declined $264 million. The provision for credit losses was $11 million for the six months ended June 30, 2016, compared to $1 million for the comparable period in the prior year, primarily reflecting an increase in general Middle Market, partially offset by decreases in Technology and Life Sciences and National Dealer Services. Net credit-related charge-offs of $25 million in the six months ended June 30, 2016 increased $19 million compared to the six months ended June 30, 2015, primarily reflecting increases in general Middle Market, Technology and Life Sciences, and Private Banking. Noninterest income of $76 million for the six months ended June 30, 2016 increased $5 million compared to the six months ended June 30, 2015, primarily reflecting an increase of $3 million in card fees and smaller increases in several other fee categories. Noninterest expenses of $224 million for the six months ended June 30, 2016 increased $28 million from the comparable period in the prior year. Excluding restructuring charges of $16 million, noninterest expense increased $12 million, primarily reflecting an $8 million increase in corporate overhead expense.
The Texas market's net income decreased $119 million to a net loss of $73 million for the six months ended June 30, 2016, compared to net income of $46 million for the six months ended June 30, 2015. Net interest income of $242 million for the six months ended June 30, 2016 decreased $18 million from the comparable period in the prior year, primarily due to an increase in net FTP funding charges, primarily for the same reasons as discussed above and the impact of a $592 million decrease in average loans, partially offset by higher loan yields and one additional day in 2016. Average deposits decreased $772 million. The provision for credit losses of $202 million for the six months ended June 30, 2016 increased $138 million from the comparable period in the prior year, primarily reflecting increased reserves for Energy in the first quarter 2016. Net credit-related charge-offs of $78 million for six-month periods ended June 30, 2016 increased $69 million compared to the six months ended June 30, 2015, primarily reflecting an increase in Energy. Noninterest income of $62 million for the six months ended June 30, 2016 decreased $4 million compared to the comparable period in the prior year, primarily due to a $5 million decrease in investment banking fees and a $2 million decrease in commercial lending fees, both declines largely driven by Energy, partially offset by a $2 million increase in card fees. Noninterest expenses of $213 million for the six months ended June 30, 2016 increased $25 million compared to the six months ended June 30, 2015. Excluding restructuring charges of $15 million, noninterest expense increased $10 million, primarily reflecting a $13 million increase in corporate overhead expense, partially offset by a $4 million decrease in salaries and benefits expense.
Net income in Other Markets of $114 million for the six months ended June 30, 2016 increased $29 million compared to $85 million for the six months ended June 30, 2015. Net interest income of $175 million for the six months ended June 30, 2016 increased $11 million from the comparable period in the prior year, primarily due to the FTP benefit provided by a $617 million increase in average deposits, the benefit provided by a $385 million increase in average loans, an increase in loan yields and one additional day in 2016, partially offset by higher FTP funding costs due to an increase in short-term lending rates and the new FTP charges related to LCR. The provision for credit losses decreased $27 million to a benefit of $11 million in the six months ended June 30, 2016, compared to a provision of $16 million for the same period in the prior year, primarily reflecting decreases in Corporate Banking, Environmental Services and Mortgage Banker Finance, partially offset by an increase in Private Banking. Net credit-related recoveries were $3 million for the six months ended June 30, 2016, compared to net charge-offs of $11 million for the comparable period in the prior year, primarily reflecting an increase in Corporate Banking and lower net recoveries in Private Banking. Noninterest income of $193 million for the six months ended June 30, 2016 increased $13 million from the comparable period in the prior year, primarily reflecting a $9 million increase in card fees and a $2 million securities loss in the prior year period. Noninterest expenses of $220 million for the six months ended June 30, 2016 increased $8 million compared to the same period in the prior year. Excluding restructuring charges of $7 million, noninterest expense increased $1 million, as a $9 million increase in outside processing expenses tied to revenue generating activities was mostly offset by a $4 million decrease in salaries and benefits and small decreases in several categories of noninterest expense.
The net loss for the Finance & Other category of $127 million in the six months ended June 30, 2016 decreased $50 million compared to the six months ended June 30, 2015. For further information, refer to the Finance segment discussion under the "Business Segments" subheading above.

The following table lists the Corporation's banking centers by geographic market segment.

	June 30,
	2016	2015
Michigan	213	214
Texas	131	133
California	102	103
Other Markets:
Arizona	19	19
Florida	7	7
Canada	1	1
Total	473	477

FINANCIAL CONDITION
Total assets were $71.3 billion at June 30, 2016, a decrease of $597 million from $71.9 billion at December 31, 2015, primarily reflecting a decrease of $2.1 billion in interest-bearing deposits with banks, partially offset by increases of $1.3 billion in total loans and $239 million in accrued income and other assets. On an average basis, total assets decreased $1.2 billion to $70.7 billion in the second quarter 2016, compared to $71.9 billion in the fourth quarter 2015, resulting primarily from a decrease of $3.6 billion in average interest-bearing deposits with banks, partially offset by increases of $1.5 billion in average investment securities and $921 million in average loans.
The following tables provide information about the change in the Corporation's average loan portfolio in the second quarter 2016, compared to the fourth quarter 2015.

	Three Months Ended			Percent Change
(dollar amounts in millions)	June 30, 2016	December 31, 2015	Change
Average Loans:
Commercial loans by business line:
General Middle Market	$9,778	$10,009	$(231)	(2)%
National Dealer Services	4,841	4,469	372	8
Energy	2,890	3,142	(252)	(8)
Technology and Life Sciences	3,118	3,156	(38)	(1)
Environmental Services	866	827	39	5
Entertainment	635	684	(49)	(7)
Total Middle Market	22,128	22,287	(159)	(1)
Corporate Banking	2,909	2,887	22	1
Mortgage Banker Finance	2,145	1,742	403	23
Commercial Real Estate	1,013	955	58	6
Total Business Bank commercial loans	28,195	27,871	324	1
Total Retail Bank commercial loans	1,925	1,957	(32)	(2)
Total Wealth Management commercial loans	1,391	1,391	—	—
Total commercial loans	31,511	31,219	292	1
Real estate construction loans	2,429	1,961	468	24
Commercial mortgage loans	9,033	8,842	191	2
Lease financing	730	750	(20)	(3)
International loans	1,396	1,402	(6)	—
Residential mortgage loans	1,880	1,896	(16)	(1)
Consumer loans	2,490	2,478	12	—
Total loans	$49,469	$48,548	$921	2%
Average Loans By Geographic Market:
Michigan	$12,660	$12,986	$(326)	(3)%
California	17,708	17,033	675	4
Texas	10,840	10,894	(54)	—
Other Markets	8,261	7,635	626	8
Total loans	$49,469	$48,548	$921	2%
In general, Middle Market serves customers with annual revenue between $20 million and $500 million, while Corporate serves customers with revenue over $500 million. Changes in average total loans by geographic market are provided in the table above.
Investment securities increased $19 million to $12.5 billion at June 30, 2016, compared to December 31, 2015. Net unrealized gains on investment securities available-for-sale increased $191 million to a net unrealized gain of $219 million at June 30, 2016, compared to $28 million at December 31, 2015. On an average basis, investment securities increased $1.5 billion in the second quarter 2016, compared to the fourth quarter 2015, primarily reflecting the purchase of approximately $2.2 billion of U.S. Treasury securities in the fourth quarter 2015, largely from the reinvestment of Federal Reserve Bank deposits into higher yielding securities.
Total liabilities decreased $731 million to $63.6 billion at June 30, 2016, compared to $64.3 billion at December 31, 2015, primarily reflecting a decrease of $3.5 billion in total deposits, partially offset by an increase of $2.9 billion in medium- and long-term debt. The decrease in total deposits was largely related to an elevated deposit level at December 31, 2015 associated with the government card program. The increase in medium- and long-term debt primarily reflected the addition of $2.8 billion of 10-year, floating rate Federal Home Loan Bank (FHLB) advances during the second quarter 2016. On an average basis, total liabilities decreased $1.3 billion in the second quarter 2016, compared to the fourth quarter 2015, primarily due to a decrease of $3.2 billion in total deposits, comprising a $1.9 billion decrease in interest-bearing deposits and a $1.3 billion decrease in noninterest-bearing deposits. The decrease in average total deposits primarily reflected seasonality, and, to a lesser extent, purposeful pricing discipline and strategic actions in light of new LCR rules, with the largest decreases in Corporate Banking ($1.6 billion), Municipalities ($902 million), and the Financial Services Division ($427 million). The Financial Services Division and Municipalities are included in general Middle Market.
Capital
Total shareholders' equity increased $134 million to $7.7 billion at June 30, 2016, compared to December 31, 2015. The following table presents a summary of changes in total shareholders' equity in the six months ended June 30, 2016.

(in millions)
Balance at January 1, 2016		$7,560
Net income		164
Cash dividends declared on common stock		(75)
Purchase of common stock		(114)
Purchase and retirement of warrants		—
Other comprehensive income:
Investment securities	$122
Defined benefit and other postretirement plans	12
Total other comprehensive income		134
Issuance of common stock under employee stock plans		—
Share-based compensation		25
Balance at June 30, 2016		$7,694
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
The Federal Reserve completed its 2016 CCAR review in June 2016 and did not object to the Corporation's 2016/2017 capital plan and capital distributions contemplated in the plan for the period ending June 30, 2017. The plan includes equity repurchases of up to $440 million for the four-quarter period commencing in the third quarter 2016 and ending in the second quarter 2017. The timing and ultimate amount of future equity repurchases will be subject to various factors, including the Corporation's overall capital position, financial performance and market conditions, including interest rates. Restructuring charges associated with the GEAR Up initiative are not expected to impact the pace of repurchases.
On April 26, 2016 the Board of Directors of the Corporation (the Board) approved a 1-cent increase in the quarterly dividend to $0.22 per share, and on July 26, 2016, the Board further increased the quarterly dividend to $0.23 per share, effective with the dividend payable October 1, 2016. Also on July 26, 2016, the Board authorized the repurchase of up to an additional 10.0 million shares of Comerica Incorporated outstanding common stock, in addition to the 5.7 million shares remaining at June 30, 2016 under the Board's prior authorizations for the equity repurchase program initially approved in November 2010. Including the July 26, 2016 authorization, a total of 50.3 million shares and 14.1 million warrants (12.1 million share-equivalents) have been authorized for repurchase under the equity repurchase program since its inception in 2010. There is no expiration date for the Corporation's equity repurchase program. In the second quarter 2016, the Corporation's repurchases under the equity repurchase program totaled $65 million.

The following table summarizes the Corporation's repurchase activity during the six months ended June 30, 2016.

(shares in thousands)	Total Number of Shares and Warrants Purchased as Part of Publicly Announced Repurchase Plans or Programs (a)	Remaining Repurchase Authorization (b)	Total Number of Shares and Warrants Purchased (c)	Average Price Paid Per Share
Total first quarter 2016	1,183	15,721	1,393	$35.26
April 2016	221	15,500	225	43.39
May 2016	1,262	14,238	1,263	43.85
June 2016	—	14,238	—	—
Total second quarter 2016	1,483	14,238	1,488	43.78
Total 2016 year-to-date	2,666	14,238	2,881	$39.66

(a)	The Corporation made no repurchases of warrants under the repurchase program during the six months ended June 30, 2016 .

(b)	Maximum number of shares and warrants that may yet be purchased under the publicly announced plans or programs.

(c)
Includes approximately 215,000 shares purchased pursuant to deferred compensation plans and shares purchased from employees to pay for taxes related to restricted stock vesting under the terms of an employee share-based compensation plan and 26 shares purchased by affiliated purchasers through employee benefits plan transactions during the six months ended June 30, 2016. These transactions are not considered part of the Corporation's repurchase program.

The following table presents the minimum ratios required to be considered "adequately capitalized" as of June 30, 2016 and December 31, 2015.

	June 30, 2016		December 31, 2015
Common equity tier 1 capital to risk-weighted assets	4.50%	(a)	4.50%
Tier 1 capital to risk-weighed assets	6.00	(a)	6.00
Total capital to risk-weighted assets	8.00	(a)	8.00
Capital conservation buffer	0.625	(a)	—
Tier 1 capital to adjusted average assets (leverage ratio)	4.00		4.00

(a)
In addition to the minimum risk-based capital requirements, the Corporation is required to maintain a minimum capital conservation buffer, in the form of common equity, in order to avoid restrictions on capital distributions and discretionary bonuses. The required amount of the capital conservation buffer is being phased in beginning at 0.625% on January 1, 2016 and ultimately increasing to 2.5% on January 1, 2019.

The Corporation's capital ratios exceeded minimum regulatory requirements as follows:

	June 30, 2016		December 31, 2015
(dollar amounts in millions)	Capital/Assets	Ratio	Capital/Assets	Ratio
Common equity tier 1 and tier 1 risk based (a)	$7,346	10.48%	$7,350	10.54%
Total risk-based (a)	8,923	12.73	8,852	12.69
Leverage (a)	7,346	10.41	7,350	10.22
Common equity	7,694	10.79	7,560	10.52
Tangible common equity (b)	7,047	9.98	6,911	9.70
Risk-weighted assets (a)	70,097		69,731

(a)	June 30, 2016 capital, risk-weighted assets and ratios are estimated.

(b)	See Supplemental Financial Data section for reconcilements of non-GAAP financial measures.
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
U.S. economic data for the second quarter of 2016 continued to show slow growth combined with weaknesses in select industries. Job growth and employment rates continued to slowly improve. Energy price levels improved compared to the previous quarter and volatility in prices eased. Looking ahead, the Corporation expects Gross Domestic Product growth to improve through 2016 after the weak first quarter.
The allowance for loan losses was $729 million at June 30, 2016, compared to $634 million at December 31, 2015, an increase of $95 million, or 15 percent. The increase in the allowance for loan losses resulted primarily from a significant increase in reserves for energy and energy-related loans, partially offset by improved credit quality in the remainder of the portfolio. The increase in reserves for energy and energy-related loans reflected additional negative migration into criticized loans, primarily in the first quarter 2016, due to the deteriorating financial condition and increasing leverage of these borrowers, as well as an increased loss estimate in the event of default.
The allowance for credit losses on lending-related commitments includes specific allowances, based on individual evaluations of certain letters of credit in a manner consistent with business loans, and allowances based on the pool of the remaining letters of credit and all unused commitments to extend credit within each internal risk rating.
The allowance for credit losses on lending-related commitments was $43 million at June 30, 2016 compared to $45 million at December 31, 2015. The $2 million decrease in the allowance for credit losses on lending-related commitments primarily reflected a reduction in Energy unfunded commitments, partially offset by an increase in cited letters of credit.
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
The following table presents a summary of nonperforming assets and past due loans.

(dollar amounts in millions)	June 30, 2016	December 31, 2015
Nonaccrual loans:
Business loans:
Commercial	$482	$238
Real estate construction	—	1
Commercial mortgage	44	60
Lease financing	6	6
International	18	8
Total nonaccrual business loans	550	313
Retail loans:
Residential mortgage	26	27
Consumer:
Home equity	28	27
Other consumer	1	—
Total consumer	29	27
Total nonaccrual retail loans	55	54
Total nonaccrual loans	605	367
Reduced-rate loans	8	12
Total nonperforming loans	613	379
Foreclosed property	22	12
Total nonperforming assets	$635	$391
Nonperforming loans as a percentage of total loans	1.22%	0.77%
Nonperforming assets as a percentage of total loans and foreclosed property	1.26	0.80
Allowance for loan losses as a percentage of total nonperforming loans	119	167
Loans past due 90 days or more and still accruing	$35	$17
Loans past due 90 days or more and still accruing as a percentage of total loans	0.07%	0.03%
Nonperforming assets increased $244 million to $635 million at June 30, 2016, from $391 million at December 31, 2015. The increase in nonperforming assets primarily reflected an increase of $221 million in nonaccrual energy and energy-related loans. Nonperforming assets as a percentage of total loans and foreclosed property was 1.26 percent at June 30, 2016, compared to 0.80 percent at December 31, 2015.

The following table presents a summary of TDRs at June 30, 2016 and December 31, 2015.

(in millions)	June 30, 2016	December 31, 2015
Nonperforming TDRs:
Nonaccrual TDRs	$186	$100
Reduced-rate TDRs	8	12
Total nonperforming TDRs	194	112
Performing TDRs (a)	142	128
Total TDRs	$336	$240

(a)	TDRs that do not include a reduction in the original contractual interest rate which are performing in accordance with their modified terms.
At June 30, 2016, nonaccrual TDRs and performing TDRs included $104 million and $106 million of energy and energy-related loans, respectively, increases of $43 million and $26 million, respectively, compared to December 31, 2015.
The following table presents a summary of changes in nonaccrual loans.

	Three Months Ended
(in millions)	June 30, 2016	March 31, 2016	December 31, 2015
Balance at beginning of period	$681	$367	$357
Loans transferred to nonaccrual (a)	107	446	105
Nonaccrual business loan gross charge-offs (b)	(52)	(75)	(49)
Nonaccrual business loans sold (c)	(40)	(21)	—
Payments/other (d)	(91)	(36)	(46)
Balance at end of period	$605	$681	$367
(a) Based on an analysis of nonaccrual loans with book balances greater than $2 million.
(b) Analysis of gross loan charge-offs:
Nonaccrual business loans	$52	$75	$49
Performing business loans	—	—	25
Retail loans	2	2	2
Total gross loan charge-offs	$54	$77	$76
(c) Analysis of loans sold:
Nonaccrual business loans	$40	$21	$—
Performing criticized loans	—	—	3
Total criticized loans sold	$40	$21	$3
(d) Includes net changes related to nonaccrual loans with balances less than $2 million, payments on nonaccrual loans with book balances greater than $2 million, transfers of nonaccrual loans to foreclosed property and retail loan gross charge-offs. Excludes business loan gross charge-offs and nonaccrual business loans sold.

There were ten borrowers with balances greater than $2 million, totaling $107 million, transferred to nonaccrual status in the second quarter 2016, a decrease of $339 million when compared to $446 million in the first quarter 2016. Of the transfers to nonaccrual greater than $2 million in the second quarter 2016, $66 million were energy and energy-related loans, compared to $366 million in the first quarter 2016.
The following table presents the composition of nonaccrual loans by balance and the related number of borrowers at June 30, 2016 and December 31, 2015.

	June 30, 2016		December 31, 2015
(dollar amounts in millions)	Number of Borrowers	Balance	Number of Borrowers	Balance
Under $2 million	1,252	$111	1,300	$112
$2 million - $5 million	12	40	12	34
$5 million - $10 million	9	66	8	57
$10 million - $25 million	15	241	4	58
Greater than $25 million	4	147	3	106
Total	1,292	$605	1,327	$367

The following table presents a summary of nonaccrual loans at June 30, 2016 and loans transferred to nonaccrual and net loan charge-offs for the three months ended June 30, 2016, based primarily on North American Industry Classification System (NAICS) categories.

	June 30, 2016		Three Months Ended June 30, 2016
(dollar amounts in millions)	Nonaccrual Loans		Loans Transferred to Nonaccrual (a)		Net Loan Charge-Offs (Recoveries)
Industry Category
Mining, Quarrying and Oil & Gas Extraction (b)	$351	58%	$31	27%	$18	42%
Manufacturing (b)	52	8	9	9	10	24
Services (b)	41	7	20	19	(1)	(2)
Residential Mortgage	26	4	—	—	—	—
Wholesale Trade	20	3	19	18	1	2
Health Care & Social Assistance	19	3	—	—	—	—
Real Estate & Home Builders	17	3	—	—	—	—
Retail	16	3	4	4	6	15
Transportation & Warehousing (b)	14	2	21	20	10	23
Holding & Other Investment Companies	6	1	—	—	—	—
Utilities	4	1	3	3	—	—
Other (c)	39	7	—	—	(2)	(4)
Total	$605	100%	$107	100%	$42	100%

(a)	Based on an analysis of nonaccrual loans with book balances greater than $2 million.

(b)
Included nonaccrual energy and energy-related loans of approximately $351 million in Mining, Quarrying and Oil & Gas Extraction, $15 million in Services, $13 million in Transportation & Warehousing and $3 million in Manufacturing at June 30, 2016.

(c)	Consumer, excluding residential mortgage and certain personal purpose nonaccrual loans and net charge-offs, are included in the “Other” category.
Loans past due 90 days or more and still accruing interest generally represent loans that are well collateralized and in a continuing process of collection. Loans past due 90 days or more and still accruing interest were $35 million at June 30, 2016 compared to $17 million at December 31, 2015. Loans past due 30-89 days decreased $19 million to $110 million at June 30, 2016, compared to $129 million at December 31, 2015. An aging analysis of loans included in Note 4 to the consolidated financial statements provides further information about the balances comprising past due loans.
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

(dollar amounts in millions)	June 30, 2016	March 31, 2016	December 31, 2015
Total criticized loans	$3,551	$3,928	$3,193
As a percentage of total loans	7.0%	8.0%	6.5%
The $358 million increase in criticized loans in the six months ended June 30, 2016 included an increase of $304 million of energy and energy-related loans. For further information about criticized energy and energy-related loans, refer to the "Energy Lending" subheading later in this section.
The following table presents a summary of changes in foreclosed property.

	Three Months Ended
(in millions)	June 30, 2016	March 31, 2016	December 31, 2015
Balance at beginning of period	$25	$12	$12
Acquired in foreclosure	2	17	3
Foreclosed property sold (a)	(5)	(4)	(3)
Balance at end of period	$22	$25	$12
(a) Net gain on foreclosed property sold	$1	$1	$2

Commercial Real Estate Lending
The following table summarizes the Corporation's commercial real estate loan portfolio by loan category.

(in millions)	June 30, 2016	December 31, 2015
Real estate construction loans:
Commercial Real Estate business line (a)	$2,197	$1,681
Other business lines (b)	356	320
Total real estate construction loans	$2,553	$2,001
Commercial mortgage loans:
Commercial Real Estate business line (a)	$2,236	$2,104
Other business lines (b)	6,802	6,873
Total commercial mortgage loans	$9,038	$8,977

(a)	Primarily loans to real estate developers.

(b)	Primarily loans secured by owner-occupied real estate.
The Corporation limits risk inherent in its commercial real estate lending activities by limiting exposure to those borrowers directly involved in the commercial real estate markets and adhering to conservative policies on loan-to-value ratios for such loans. Commercial real estate loans, consisting of real estate construction and commercial mortgage loans, totaled $11.6 billion at June 30, 2016, of which $4.4 billion, or 38 percent, were to borrowers in the Commercial Real Estate business line, which includes loans to real estate developers, an increase of $648 million compared to December 31, 2015. The growth in Commercial Real Estate primarily reflected construction draws and term financing, mainly with existing customers who are proven developers, on projects with favorable risk characteristics (predominantly multifamily projects located in California and Texas). The remaining $7.2 billion, or 62 percent, of commercial real estate loans in other business lines consisted primarily of owner-occupied commercial mortgages, which bear credit characteristics similar to non-commercial real estate business loans. In the Texas market, commercial real estate loans totaled $3.0 billion at June 30, 2016, of which $1.6 billion were to borrowers in the Commercial Real Estate business line. Substantially all of the remaining $1.4 billion were owner-occupied commercial mortgages. Loans in the Commercial Real Estate business line secured by properties located in Texas totaled $1.4 billion at June 30, 2016, primarily including $840 million for multifamily properties, $157 million for retail properties and $139 million for commercial properties. No loans in the Commercial Real Estate business line that were secured by properties located in Texas were on nonaccrual status at June 30, 2016.
The real estate construction loan portfolio primarily contains loans made to long-time customers with satisfactory completion experience. Credit quality in the real estate construction loan portfolio was strong, with none on nonaccrual status at June 30, 2016 compared to $1 million at December 31, 2015, and no real estate construction loan charge-offs in either of the six-month periods ended June 30, 2016 and 2015.
Loans in the commercial mortgage portfolio generally mature within three to five years. Of the $2.2 billion and $2.1 billion of commercial mortgage loans in the Commercial Real Estate business line outstanding at June 30, 2016 and December 31, 2015, respectively, $8 million and $16 million were on nonaccrual status at June 30, 2016 and December 31, 2015, respectively. Commercial mortgage loan net recoveries in the Commercial Real Estate business line were $10 million and $3 million for the six months ended June 30, 2016 and 2015, respectively. In other business lines, $36 million and $44 million of commercial mortgage loans were on nonaccrual status at June 30, 2016 and December 31, 2015, respectively. Commercial mortgage loan net recoveries in other business lines were $3 million for both the six-month periods ended June 30, 2016 and 2015.
Residential Real Estate Lending
The following table summarizes the Corporation's residential mortgage and home equity loan portfolios by geographic market.

	June 30, 2016				December 31, 2015
(dollar amounts in millions)	Residential Mortgage Loans	% of Total	Home Equity Loans	% of Total	Residential Mortgage Loans	% of Total	Home Equity Loans	% of Total
Geographic market:
Michigan	$374	20%	$775	44%	$387	21%	$785	46%
California	896	48	659	37	874	47	611	35
Texas	327	18	289	16	325	17	269	16
Other Markets	259	14	56	3	284	15	55	3
Total	$1,856	100%	$1,779	100%	$1,870	100%	$1,720	100%
Residential real estate loans, which consist of residential mortgages and home equity loans and lines of credit, totaled $3.6 billion at June 30, 2016. Residential mortgages totaled $1.9 billion at June 30, 2016, and were primarily larger, variable-rate mortgages originated and retained for certain private banking relationship customers. Of the $1.9 billion of residential mortgage loans outstanding, $26 million were on nonaccrual status at June 30, 2016. The home equity portfolio totaled $1.8 billion at June 30, 2016, of which $1.7 billion was outstanding under primarily variable-rate, interest-only home equity lines of credit, $142 million were on amortizing status and $48 million were closed-end home equity loans. Of the $1.8 billion of home equity loans outstanding, $28 million were on nonaccrual status at June 30, 2016. A majority of the home equity portfolio was secured by junior liens at June 30, 2016. The residential real estate portfolio is principally located within the Corporation's primary geographic markets. Substantially all residential real estate loans past due 90 days or more are placed on nonaccrual status, and substantially all junior lien home equity loans that are current or less than 90 days past due are placed on nonaccrual status if full collection of the senior position is in doubt. At no later than 180 days past due, such loans are charged off to current appraised values less costs to sell.
Energy Lending
The Corporation has a portfolio of energy and energy-related loans that are included primarily in "commercial loans" in the consolidated balance sheets. The Corporation has over 30 years of experience in energy lending, with a focus on middle market companies in the oil and gas business. Customers in the Corporation's Energy business line (approximately 200 relationships) are engaged in three segments of the oil and gas business: exploration and production (E&P) (70 percent), midstream (17 percent) and energy services (13 percent). E&P generally includes such activities as searching for potential oil and gas fields, drilling exploratory wells and operating active wells. Commitments to E&P borrowers are subject to semi-annual borrowing base re-determinations based on a variety of factors including updated pricing (reflecting market and competitive conditions), energy reserve levels and the impact of hedging. The midstream sector is generally involved in the transportation, storage and marketing of crude and/or refined oil and gas products. The Corporation's energy services customers provide products and services primarily to the E&P segment. About 95 percent of the loans in the Energy business line are Shared National Credits (SNC), which are facilities greater than $20 million shared by three or more federally supervised institutions, reflecting the Corporation's focus on larger middle market companies that have financing needs that generally exceed internal individual borrower credit risk limits. The Corporation seeks to develop full relationships with SNC borrowers.
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
The following table summarizes information about the Corporation's portfolio of energy and energy-related loans.

	June 30, 2016				December 31, 2015
(dollar amounts in millions)	Outstandings		Nonaccrual	Criticized	Outstandings		Nonaccrual	Criticized
Exploration and production (E&P)	$1,911	70%	307	$1,239	$2,111	69%	$108	$967
Midstream	467	17	12	79	479	15	—	42
Services	363	13	27	234	480	16	24	235
Total Energy business line	2,741	100%	346	1,552	3,070	100%	132	1,244
Energy-related	489		36	182	624		29	187
Total energy and energy-related	$3,230		$382	$1,734	$3,694		$161	$1,431
As a percentage of total energy and energy-related loans			12%	53%			4%	38%

Loans in the Energy business line were $2.7 billion, or approximately 5 percent of total loans, at June 30, 2016 and $3.1 billion, or approximately 6 percent of total loans, at December 31, 2015, a decrease of $329 million, or 11 percent. Total exposure, including unused commitments to extend credit and letters of credit, was $5.2 billion and $6.1 billion at June 30, 2016 and December 31, 2015, respectively. The decrease in total exposure in the Energy business line primarily reflected reduced borrowing bases as a result of the spring re-determinations for E&P borrowers, resulting in about a 22 percent average reduction in total commitment for the portion reviewed, while the decrease in outstandings largely reflected energy customers taking actions to adjust their cash flow and reduce their bank debt. As of the end of June 2016, the Corporation had completed approximately 88 percent of the spring borrowing base re-determinations for E&P borrowers. While the value and coverage benefit of hedging contracts are dependent upon the underlying oil/gas price in each contract and will be different for each borrower, as of June 30, 2016, a majority of the Corporation’s E&P customers had at least 50 percent of their oil and/or gas production hedged up to the end of 2016. Approximately 95 percent of the loans outstanding and 90 percent of total exposure in the Energy business line had varying levels and types of collateral at June 30, 2016, including oil and gas reserves and pipelines, equipment, accounts receivable, inventory and other assets, or some combination thereof. Energy-related outstandings were approximately $489 million at June 30, 2016 (approximately 100 relationships), a decrease of $135 million, or 22 percent, compared to December 31, 2015.

Criticized energy and energy-related loans increased $303 million in the six months ended June 30, 2016. The increase in criticized loans largely reflected the increase in criticized loans largely reflected additional negative migration due to the deteriorating financial condition and increasing leverage of these borrowers. Energy and energy-related net credit-related charge-offs totaled $34 million and $78 million for the three- and six-month periods ended June 30, 2016, respectively, compared to net charge-offs of $2 million and $4 million for the same periods in 2015. Net credit-related charge-offs of $78 million for the six months ended June 30, 2016 included $14 million from E&P, $9 million from midstream, $51 million from energy services and $4 million from the energy-related portfolio. Substantially all of the net charge-offs during the same period 2015 were from the energy-related portfolio.
The Corporation's allowance methodology carefully considers the various risk elements within the loan portfolio. At June 30, 2016, the reserve allocation for energy and energy-related loans exceeded 8 percent of total energy and energy-related loans. The reserve allocation for energy and energy-related loans appropriately incorporated the changing dynamics in energy and energy-related loans described above, including, but not limited to, migration in the portfolio and the value of collateral considered in determining estimated loss given default. The Corporation continued to incorporate a qualitative reserve component for energy and energy-related loans at June 30, 2016. Refer to the “Allowance for Credit Losses” subheading earlier in this section for a discussion of changes in the allowance for loan losses as a result of the above-described events.
Automotive Lending
Substantially all dealer loans are in the National Dealer Services business line. Loans in the National Dealer Services business line include floor plan financing and other loans to automotive dealerships. Floor plan loans, included in “commercial loans” in the consolidated balance sheets, totaled $4.1 billion at June 30, 2016, a increase of $181 million compared to $3.9 billion at December 31, 2015. At June 30, 2016 and December 31, 2015, other loans to automotive dealers in the National Dealer Services business line totaled $2.5 billion and $2.6 billion, respectively, including $1.6 billion and $1.7 billion of owner-occupied commercial real estate mortgage loans at June 30, 2016 and December 31, 2015, respectively. Automotive lending also includes loans to borrowers involved with automotive production, primarily Tier 1 and Tier 2 suppliers. Loans to borrowers involved with automotive production totaled approximately $1.3 billion at both June 30, 2016 and December 31, 2015.
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
The following table summarizes cross-border exposure to entities domiciled in European countries at June 30, 2016 and December 31, 2015.

(in millions)	June 30, 2016	December 31, 2015
European exposure:
Commercial and industrial	$339	$285
Banks and other financial institutions	26	35
Total outstanding	365	320
Unfunded commitments and guarantees	368	456
Total European exposure (a)	$733	$776

(a)	Primarily United Kingdom and the Netherlands. The Corporation had no exposure to Greece, Portugal or Ireland at June 30, 2016 and December 31, 2015.
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
Interest Rate Risk
Net interest income is the primary source of revenue for the Corporation. Interest rate risk arises in the normal course of business due to differences in the repricing and cash flow characteristics of assets and liabilities, primarily through the Corporation's core business activities of extending loans and acquiring deposits. The Corporation's balance sheet is predominantly characterized by floating-rate loans funded by a combination of core deposits and wholesale borrowings. Approximately 90 percent of the Corporation's loans were floating at June 30, 2016, of which approximately 80 percent were based on LIBOR and 20 percent were based on Prime. This creates sensitivity to interest rate movements due to the imbalance between the floating-rate loan portfolio and the more slowly repricing deposit products. In addition, growth and/or contraction in the Corporation's loans and deposits may lead to changes in sensitivity to interest rate movements in the absence of mitigating actions. Examples of such actions are purchasing investment securities, primarily fixed-rate, which provide liquidity to the balance sheet and act to mitigate the inherent interest sensitivity, and hedging the sensitivity with interest rate swaps. The Corporation actively manages its exposure to interest rate risk, with the principal objective of optimizing net interest income and the economic value of equity while operating within acceptable limits established for interest rate risk and maintaining adequate levels of funding and liquidity.
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

The table below, as of June 30, 2016 and December 31, 2015, displays the estimated impact on net interest income during the next 12 months by relating the base case scenario results to those from the rising and declining rate scenarios described above.

	Estimated Annual Change
	June 30, 2016		December 31, 2015
(in millions)	Amount	%	Amount	%
Change in Interest Rates:
Rising 200 basis points	$202	11%	$212	12%
Declining to zero percent	(84)	(5)	(88)	(5)
Sensitivity decreased slightly from December 31, 2015 to June 30, 2016 primarily due to changes in loan and deposit balances from a revised forecast. The risk to declining interest rates is limited by an assumed floor on interest rates of zero percent.
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
The table below, as of June 30, 2016 and December 31, 2015, displays the estimated impact on the economic value of equity from the interest rate scenario described above.

	June 30, 2016		December 31, 2015
(in millions)	Amount	%	Amount	%
Change in Interest Rates:
Rising 200 basis points	$1,078	10%	$1,021	9%
Declining to zero percent	(594)	(5)	(538)	(5)
The change in the sensitivity of the economic value of equity to a 200 basis point parallel increase in rates between December 31, 2015 and June 30, 2016 was primarily driven by changes in market interest rates at the middle to long end of the curve, which most significantly impact mortgage-backed security prepayments and the value of deposits without a stated maturity.
Wholesale Funding
The Corporation may access the purchased funds market when necessary, which includes foreign office time deposits and short-term borrowings. Capacity for incremental purchased funds at June 30, 2016 included short-term FHLB advances, the ability to purchase federal funds, sell securities under agreements to repurchase, as well as issue deposits to institutional investors and issue certificates of deposit through brokers. Purchased funds totaled $36 million at June 30, 2016, compared to $55 million at December 31, 2015. At June 30, 2016, the Bank had pledged loans totaling $24 billion which provided for up to $19 billion of available collateralized borrowing with the FRB.
The Bank is a member of the FHLB of Dallas, Texas, which provides short- and long-term funding to its members through advances collateralized by real estate-related assets. Actual borrowing capacity is contingent on the amount of collateral available to be pledged to the FHLB. At June 30, 2016, $14.9 billion of real estate-related loans were pledged to the FHLB as blanket collateral for current and potential future borrowings. As of June 30, 2016, the Corporation had $2.8 billion of outstanding borrowings from the FHLB maturing in 2026, and capacity for potential future borrowings of approximately $3.7 billion.
On April 6, 2016, the Bank borrowed $1.6 billion of 10-year, floating-rate FHLB advances due March 4, 2026, and on May 27, 2016, the Bank borrowed an additional $1.2 billion of 10-year, floating-rate FHLB advances due May 20, 2026. The interest rate on each of eight notes resets every four weeks, based on the FHLB auction rate, with the reset date of each note scheduled at one-week intervals. Each note may be prepaid in full, without penalty, at each scheduled reset date. Proceeds were used for general corporate purposes, including to provide cost-effective funding for upcoming debt maturities.
Additionally, as of June 30, 2016 the Bank had the ability to issue up to $14 billion of debt under an existing $15 billion note program which allows the issuance of debt with maturities between three months and 30 years.The Corporation also maintains a shelf registration statement with the Securities and Exchange Commission from which it may issue debt and/or equity securities.

The ability of the Corporation and the Bank to raise funds at competitive rates is impacted by rating agencies' views of the credit quality, liquidity, capital and earnings of the Corporation and the Bank. As of June 30, 2016, the four major rating agencies had assigned the following ratings to long-term senior unsecured obligations of the Corporation and the Bank. A security rating is not a recommendation to buy, sell, or hold securities and may be subject to revision or withdrawal at any time by the assigning rating agency. Each rating should be evaluated independently of any other rating.

	Comerica Incorporated		Comerica Bank
June 30, 2016	Rating	Outlook	Rating	Outlook
Standard and Poor’s	BBB+	Negative	A-	Negative
Moody’s Investors Service	A3	Negative	A3	Negative
Fitch Ratings	A	Negative	A	Negative
DBRS	A	Stable	A (High)	Stable
The Corporation satisfies liquidity requirements with either liquid assets or various funding sources. Liquid assets, which totaled $14.8 billion at June 30, 2016, compared to $16.4 billion at December 31, 2015, provide a reservoir of liquidity. Liquid assets include cash and due from banks, federal funds sold, interest-bearing deposits with banks, other short-term investments and unencumbered investment securities.
In September 2014, U.S. banking regulators issued a final rule implementing a quantitative liquidity requirement in the U.S. generally consistent with the LCR minimum liquidity measure established under the Basel III liquidity framework. Under the rule, the Corporation is subject to a modified LCR standard, which requires a financial institution to hold a minimum level of high-quality liquid assets to fully cover modified net cash outflows under a 30-day systematic liquidity stress scenario. The rule was effective for the Corporation on January 1, 2016. During the transition year, 2016, the Corporation is required to maintain a minimum LCR of 90 percent. Beginning January 1, 2017, and thereafter, the minimum required LCR will be 100 percent. At June 30, 2016, the Corporation was in compliance with the fully phased-in LCR requirement, plus a buffer.
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
The Corporation regularly evaluates its ability to meet funding needs in unanticipated, stressed environments. In conjunction with the quarterly 200 basis point interest rate simulation analyses, discussed in the “Interest Rate Sensitivity” section of this financial review, liquidity ratios and potential funding availability are examined. Each quarter, the Corporation also evaluates its ability to meet liquidity needs under a series of broad events, distinguished in terms of duration and severity. The evaluation as of June 30, 2016 projected that sufficient sources of liquidity were available under each series of events.
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

SUPPLEMENTAL FINANCIAL DATA
The following table provides a reconciliation of non-GAAP financial measures used in this financial review with financial measures defined by GAAP.

(dollar amounts in millions)	June 30, 2016	December 31, 2015
Tangible Common Equity Ratio:
Common shareholders' equity	$7,694	$7,560
Less:
Goodwill	635	635
Other intangible assets	12	14
Tangible common equity	$7,047	$6,911
Total assets	$71,280	$71,877
Less:
Goodwill	635	635
Other intangible assets	12	14
Tangible assets	$70,633	$71,228
Common equity ratio	10.79%	10.52%
Tangible common equity ratio	9.98	9.70
Tangible Common Equity per Share of Common Stock:
Common shareholders' equity	$7,694	$7,560
Tangible common equity	7,047	6,911
Shares of common stock outstanding (in millions)	174	176
Common shareholders' equity per share of common stock	$44.24	$43.03
Tangible common equity per share of common stock	40.52	39.33
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
Below we amend the following risk factor discussed in Part II, "Item 1A. Risk Factors" in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2016.

•	Proposed revenue enhancements and efficiency improvements may not be achieved.
In July 2016 Comerica announced the implementation of its efficiency and revenue initiative, GEAR Up (the "initiative") and related financial targets. There may be changes in the scope or assumptions underlying the initiative, delays in the anticipated timing of activities related to the initiative and higher than expected or unanticipated costs to implement them, and some benefits may not be fully achieved.
Furthermore, the implementation of the initiative may have unintended impacts on Comerica's ability to attract and retain business, customers and employees, and could result in disruptions to systems, processes, controls and procedures. Any revenue enhancement ideas may not be successful in the marketplace. Accordingly, Comerica's results of operations and profitability may be negatively impacted, making it less competitive and potentially causing a loss of market share. Additionally, Comerica's future performance is subject to the various risks inherent to its business and operations.

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

10.1†	Comerica Incorporated 2016 Management Incentive Plan (filed as Exhibit 10.1 to Registrant's Current Report on Form 8-K dated April 26, 2016, and incorporated herein by reference).

10.2†
Restrictive Covenants and General Release Agreement by and between Jon W. Bilstrom and Comerica Incorporated dated July 21, 2016 (filed as Exhibit 10.1 to Registrant's Current Report on Form 8-K dated July 21, 2016, and incorporated herein by reference).

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

101
Financial statements from Quarterly Report on Form 10-Q of the Registrant for the quarter ended June 30, 2016, formatted in Extensible Business Reporting Language: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Statements of Changes in Shareholders' Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements.

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
Date: August 1, 2016

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

10.1†	Comerica Incorporated 2016 Management Incentive Plan (filed as Exhibit 10.1 to Registrant's Current Report on Form 8-K dated April 26, 2016, and incorporated herein by reference).

10.2†
Restrictive Covenants and General Release Agreement by and between Jon W. Bilstrom and Comerica Incorporated dated July 21, 2016 (filed as Exhibit 10.1 to Registrant's Current Report on Form 8-K dated July 21, 2016, and incorporated herein by reference).

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

101
Financial statements from Quarterly Report on Form 10-Q of the Registrant for the quarter ended June 30, 2016, formatted in Extensible Business Reporting Language: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Statements of Changes in Shareholders' Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements.

†	Management contract or compensatory plan or arrangement.