Form 10-Q
period 2016-09-30
COMERICA INC /NEW/
filed 2016-11-01
CIK 28412

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________
FORM 10-Q
______________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016
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
$5 par value common stock:
Outstanding as of October 24, 2016: 172,262,981 shares

COMERICA INCORPORATED AND SUBSIDIARIES

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements

CONSOLIDATED BALANCE SHEETS
Comerica Incorporated and Subsidiaries

(in millions, except share data)	September 30, 2016	December 31, 2015
	(unaudited)
ASSETS
Cash and due from banks	$1,292	$1,157

Interest-bearing deposits with banks	6,748	4,990
Other short-term investments	92	113

Investment securities available-for-sale	10,789	10,519
Investment securities held-to-maturity	1,695	1,981

Commercial loans	31,152	31,659
Real estate construction loans	2,743	2,001
Commercial mortgage loans	9,013	8,977
Lease financing	648	724
International loans	1,303	1,368
Residential mortgage loans	1,874	1,870
Consumer loans	2,541	2,485
Total loans	49,274	49,084
Less allowance for loan losses	(727)	(634)
Net loans	48,547	48,450
Premises and equipment	528	550
Accrued income and other assets	4,433	4,117
Total assets	$74,124	$71,877

LIABILITIES AND SHAREHOLDERS’ EQUITY
Noninterest-bearing deposits	$31,776	$30,839

Money market and interest-bearing checking deposits	22,436	23,532
Savings deposits	2,052	1,898
Customer certificates of deposit	2,967	3,552
Foreign office time deposits	30	32
Total interest-bearing deposits	27,485	29,014
Total deposits	59,261	59,853
Short-term borrowings	12	23
Accrued expenses and other liabilities	1,234	1,383
Medium- and long-term debt	5,890	3,058
Total liabilities	66,397	64,317

Common stock - $5 par value:
Authorized - 325,000,000 shares
Issued - 228,164,824 shares	1,141	1,141
Capital surplus	2,174	2,173
Accumulated other comprehensive loss	(292)	(429)
Retained earnings	7,262	7,084
Less cost of common stock in treasury - 56,096,416 shares at 9/30/16 and 52,457,113 shares at 12/31/15	(2,558)	(2,409)
Total shareholders’ equity	7,727	7,560
Total liabilities and shareholders’ equity	$74,124	$71,877
See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)
Comerica Incorporated and Subsidiaries

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except per share data)	2016	2015	2016	2015
INTEREST INCOME
Interest and fees on loans	$411	$390	$1,223	$1,156
Interest on investment securities	61	54	185	160
Interest on short-term investments	8	4	17	11
Total interest income	480	448	1,425	1,327
INTEREST EXPENSE
Interest on deposits	10	11	30	33
Interest on medium- and long-term debt	20	15	53	38
Total interest expense	30	26	83	71
Net interest income	450	422	1,342	1,256
Provision for credit losses	16	26	213	87
Net interest income after provision for credit losses	434	396	1,129	1,169
NONINTEREST INCOME
Card fees	76	71	224	203
Service charges on deposit accounts	55	57	165	168
Fiduciary income	47	47	142	142
Commercial lending fees	26	22	68	69
Letter of credit fees	12	13	38	39
Bank-owned life insurance	12	10	30	29
Foreign exchange income	10	10	31	29
Brokerage fees	5	5	14	13
Net securities losses	—	—	(3)	(2)
Other noninterest income	29	25	75	79
Total noninterest income	272	260	784	769
NONINTEREST EXPENSES
Salaries and benefits expense	247	243	742	747
Outside processing fee expense	86	83	247	239
Net occupancy expense	40	41	117	118
Equipment expense	13	13	40	39
Restructuring charges	20	—	73	—
Software expense	31	26	90	73
FDIC insurance expense	14	9	39	27
Advertising expense	5	6	15	17
Litigation-related expense	—	(3)	—	(32)
Other noninterest expenses	37	39	106	117
Total noninterest expenses	493	457	1,469	1,345
Income before income taxes	213	199	444	593
Provision for income taxes	64	63	131	188
NET INCOME	149	136	313	405
Less income allocated to participating securities	1	2	3	5
Net income attributable to common shares	$148	$134	$310	$400
Earnings per common share:
Basic	$0.87	$0.76	$1.80	$2.27
Diluted	0.84	0.74	1.76	2.20

Comprehensive income	152	187	450	472

Cash dividends declared on common stock	40	37	115	110
Cash dividends declared per common share	0.23	0.21	0.66	0.62
See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (unaudited)
Comerica Incorporated and Subsidiaries

	Common Stock			Accumulated Other Comprehensive Loss			Total Shareholders’ Equity
(in millions, except per share data)	Shares Outstanding	Amount	Capital Surplus		Retained Earnings	Treasury Stock

BALANCE AT DECEMBER 31, 2014	179.0	$1,141	$2,188	$(412)	$6,744	$(2,259)	$7,402
Net income	—	—	—	—	405	—	405
Other comprehensive income, net of tax	—	—	—	67	—	—	67
Cash dividends declared on common stock ($0.62 per share)	—	—	—	—	(110)	—	(110)
Purchase of common stock	(3.8)	—	—	—	—	(175)	(175)
Purchase and retirement of warrants	—	—	(10)	—	—	—	(10)
Net issuance of common stock under employee stock plans	1.0	—	(21)	—	(10)	45	14
Net issuance of common stock for warrants	1.0	—	(21)	—	(22)	43	—
Share-based compensation	—	—	29	—	—	—	29
BALANCE AT SEPTEMBER 30, 2015	177.2	$1,141	$2,165	$(345)	$7,007	$(2,346)	$7,622

BALANCE AT DECEMBER 31, 2015	175.7	$1,141	$2,173	$(429)	$7,084	$(2,409)	$7,560
Net income	—	—	—	—	313	—	313
Other comprehensive income, net of tax	—	—	—	137	—	—	137
Cash dividends declared on common stock ($0.66 per share)	—	—	—	—	(115)	—	(115)
Purchase of common stock	(5.0)	—	—	—	—	(211)	(211)
Net issuance of common stock under employee stock plans	1.4	—	(29)	—	(20)	62	13
Share-based compensation	—	—	30	—	—	—	30
BALANCE AT SEPTEMBER 30, 2016	172.1	$1,141	$2,174	$(292)	$7,262	$(2,558)	$7,727
See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
Comerica Incorporated and Subsidiaries

	Nine Months Ended September 30,
(in millions)	2016	2015
OPERATING ACTIVITIES
Net income	$313	$405
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	213	87
Benefit for deferred income taxes	(74)	(52)
Depreciation and amortization	91	90
Net periodic defined benefit cost	11	34
Share-based compensation expense	30	29
Net amortization of securities	7	11
Accretion of loan purchase discount	(4)	(6)
Net securities losses	3	2
Net gains on sales of foreclosed property	(3)	(2)
Excess tax benefits from share-based compensation arrangements	(1)	(3)
Net change in:
Accrued income receivable	(8)	(9)
Accrued expenses payable	71	(70)
Other, net	(252)	147
Net cash provided by operating activities	397	663
INVESTING ACTIVITIES
Investment securities available-for-sale:
Maturities and redemptions	1,259	1,333
Purchases	(1,396)	(1,933)
Investment securities held-to-maturity:
Maturities and redemptions	288	244
Purchases	—	(166)
Net change in loans	(290)	(436)
Proceeds from sales of foreclosed property	15	8
Net increase in premises and equipment	(71)	(78)
Purchases of Federal Home Loan Bank stock	(115)	—
Other, net	3	5
Net cash used in investing activities	(307)	(1,023)
FINANCING ACTIVITIES
Net change in:
Deposits	(686)	1,361
Short-term borrowings	(11)	(7)
Medium- and long-term debt:
Maturities	—	(606)
Issuances	2,800	1,016
Common stock:
Repurchases	(211)	(175)
Cash dividends paid	(112)	(109)
Issuances under employee stock plans	25	21
Purchase and retirement of warrants	—	(10)
Excess tax benefits from share-based compensation arrangements	1	3
Other, net	(3)	(5)
Net cash provided by financing activities	1,803	1,489
Net increase in cash and cash equivalents	1,893	1,129
Cash and cash equivalents at beginning of period	6,147	6,071
Cash and cash equivalents at end of period	$8,040	$7,200
Interest paid	$75	$64
Income taxes paid	66	46
Noncash investing and financing activities:
Loans transferred to other real estate	21	9
Loans transferred from portfolio to held-for-sale	—	19
Loans transferred from held-for-sale to portfolio	17	—
Lease residual transferred to other assets	—	16
See notes to consolidated financial statements.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

NOTE 1 - BASIS OF PRESENTATION AND ACCOUNTING POLICIES
Organization
The accompanying unaudited consolidated financial statements were prepared in accordance with United States (U.S.) generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation were included. The results of operations for the nine months ended September 30, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016. Certain items in prior periods were reclassified to conform to the current presentation. For further information, refer to the consolidated financial statements and footnotes thereto included in the Annual Report of Comerica Incorporated and Subsidiaries (the Corporation) on Form 10-K for the year ended December 31, 2015.
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
In August 2016, the FASB issued ASU No. 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments,” (ASU 2016-15), which reduces diversity in the presentation of several categories of transactions in the cash flow statement. Among other things, the update clarifies the appropriate classification for proceeds from settlement of bank owned life insurance (BOLI) policies. Based on preliminary assessments, the Corporation expects to change the classification of proceeds from settlement of BOLI policies from operating activities to investing activities. Proceeds from settlement of BOLI policies totaled $10 million and $6 million for the nine-month periods ended September 30, 2016 and 2015, respectively, and $12 million for the year ended December 31, 2015. Other changes in classification resulting from this update are not expected to be significant. ASU 2016-15 is effective for the Corporation on January 1, 2018 and must be applied using the retrospective approach. Early adoption is permitted.
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

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

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
ASSETS AND LIABLILITIES RECORDED AT FAIR VALUE ON A RECURRING BASIS
The following tables present the recorded amount of assets and liabilities measured at fair value on a recurring basis as of September 30, 2016 and December 31, 2015.

(in millions)	Total	Level 1	Level 2	Level 3
September 30, 2016
Trading securities:
Deferred compensation plan assets	$88	$88	$—	$—
Investment securities available-for-sale:
U.S. Treasury and other U.S. government agency securities	2,826	2,826	—	—
Residential mortgage-backed securities (a)	7,828	—	7,828	—
State and municipal securities	8	—	—	8	(b)
Equity and other non-debt securities	127	81	—	46	(b)
Total investment securities available-for-sale	10,789	2,907	7,828	54
Derivative assets:
Interest rate contracts	389	—	362	27
Energy derivative contracts	192	—	192	—
Foreign exchange contracts	39	—	39	—
Warrants	2	—	—	2
Total derivative assets	622	—	593	29
Total assets at fair value	$11,499	$2,995	$8,421	$83
Derivative liabilities:
Interest rate contracts	$170	$—	$170	$—
Energy derivative contracts	190	—	190	—
Foreign exchange contracts	30	—	30	—
Total derivative liabilities	390	—	390	—
Deferred compensation plan liabilities	88	88	—	—
Total liabilities at fair value	$478	$88	$390	$—

(a)	Issued and/or guaranteed by U.S. government agencies or U.S. government-sponsored enterprises.

(b)	Auction-rate securities.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

(in millions)	Total	Level 1	Level 2	Level 3
December 31, 2015
Trading securities:
Deferred compensation plan assets	$89	$89	$—	$—
Equity and other non-debt securities	3	3	$—	$—
Total trading securities	92	92	—	—
Investment securities available-for-sale:
U.S. Treasury and other U.S. government agency securities	2,763	2,763	—	—
Residential mortgage-backed securities (a)	7,545	—	7,545	—
State and municipal securities	9	—	—	9	(b)
Corporate debt securities	1	—	—	1	(b)
Equity and other non-debt securities	201	134	—	67	(b)
Total investment securities available-for-sale	10,519	2,897	7,545	77
Derivative assets:
Interest rate contracts	286	—	277	9
Energy derivative contracts	475	—	475	—
Foreign exchange contracts	57	—	57	—
Warrants	2	—	—	2
Total derivative assets	820	—	809	11
Total assets at fair value	$11,431	$2,989	$8,354	$88
Derivative liabilities:
Interest rate contracts	$92	$—	$92	$—
Energy derivative contracts	472	—	472	—
Foreign exchange contracts	46	—	46	—
Total derivative liabilities	610	—	610	—
Deferred compensation plan liabilities	89	89	—	—
Total liabilities at fair value	$699	$89	$610	$—

(a)	Issued and/or guaranteed by U.S. government agencies or U.S. government-sponsored enterprises.

(b)	Auction-rate securities.
There were no transfers of assets or liabilities recorded at fair value on a recurring basis into or out of Level 1, Level 2 and Level 3 fair value measurements during each of the three- and nine-month periods ended September 30, 2016 and 2015.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

The following table summarizes the changes in Level 3 assets and liabilities measured at fair value on a recurring basis for the three- and nine-month periods ended September 30, 2016 and 2015.

		Net Realized/Unrealized Gains (Losses) (Pretax)

	Balance at Beginning of Period	Recorded in Earnings				Recorded in Other Comprehensive Income				Balance at End of Period

(in millions)		Realized		Unrealized				Redemptions	Sales
Three Months Ended September 30, 2016
Investment securities available-for-sale:
State and municipal securities (a)	$8	$—		$—		$—		$—	$—	$8
Corporate debt securities (a)	1	—		—		—		(1)	—	—
Equity and other non-debt securities (a)	48	—		—		1	(c)	(3)	—	46
Total investment securities available-for-sale	57	—		—		1	(c)	(4)	—	54
Derivative assets:
Interest rate contracts	27	—		—		—		—	—	27
Warrants	2	3	(b)	—		—		—	(3)	2
Three Months Ended September 30, 2015
Investment securities available-for-sale:
State and municipal securities (a)	$23	$—		$—		$—		$(14)	$—	$9
Corporate debt securities (a)	1	—		—		—		—	—	1
Equity and other non-debt securities (a)	71	—		—		(1)	(c)	(1)	—	69
Total investment securities available-for-sale	95	—		—		(1)	(c)	(15)	—	79
Derivative assets:
Interest rate contracts	2	—		9	(b)	—		—	—	11
Warrants	3	5	(b)	—		—		—	(5)	3
Nine Months Ended September 30, 2016
Investment securities available-for-sale:
State and municipal securities (a)	$9	$—		$—		$—		$(1)	$—	$8
Corporate debt securities (a)	1	—		—		—		(1)	—	—
Equity and other non-debt securities (a)	67	—		—		(3)	(c)	(18)	—	46
Total investment securities available-for-sale	77	—		—		(3)	(c)	(20)	—	54
Derivative assets:
Interest rate contracts	9	—		18	(b)	—		—	—	27
Warrants	2	4	(b)	—		—		—	(4)	2
Nine Months Ended September 30, 2015
Investment securities available-for-sale:
State and municipal securities (a)	$23	$—		$—		$—		$(14)	$—	$9
Corporate debt securities (a)	1	—		—		—		—	—	1
Equity and other non-debt securities (a)	112	(2)	(d)	—		—		(41)	—	69
Total investment securities available-for-sale	136	(2)	(d)	—		—		(55)	—	79
Derivative assets:
Interest rate contracts	—	—		11	(b)	—		—	—	11
Warrants	4	6	(b)	(1)	(b)	—		—	(6)	3

(a)	Auction-rate securities.

(b)	Realized and unrealized gains and losses due to changes in fair value recorded in "other noninterest income" on the consolidated statements of comprehensive income.

(c)	Recorded in "net unrealized gains (losses) on investment securities available-for-sale" in other comprehensive income (loss).

(d)	Realized and unrealized gains and losses due to changes in fair value recorded in "net securities losses" on the consolidated statements of comprehensive income.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

ASSETS AND LIABILITIES RECORDED AT FAIR VALUE ON A NONRECURRING BASIS
The Corporation may be required, from time to time, to record certain assets and liabilities at fair value on a nonrecurring basis. These include assets that are recorded at the lower of cost or fair value that were recognized at fair value below cost at the end of the period. The following table presents assets recorded at fair value on a nonrecurring basis at September 30, 2016 and December 31, 2015. No liabilities were recorded at fair value on a nonrecurring basis at September 30, 2016 and December 31, 2015.

(in millions)	Total	Level 2	Level 3
September 30, 2016
Loans:
Commercial	313	7	306
Commercial mortgage	7	—	7
International	15	—	15
Total assets at fair value	$335	$7	$328
December 31, 2015
Loans held-for-sale:
Commercial	$8	$8	$—
Loans:
Commercial	134	—	134
Commercial mortgage	11	—	11
International	8	—	8
Total loans	153	—	153
Other real estate	2	—	2
Total assets at fair value excluding investments recorded at net asset value	163	8	155
Other investments recorded at net asset value:
Nonmarketable equity securities (a)	1
Total assets at fair value	$164

(a)
Certain investments that are measured at fair value using the net asset value have not been classified in the fair value hierarchy. The fair value amounts presented in the table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the consolidated balance sheets.

Level 3 assets recorded at fair value on a nonrecurring basis at September 30, 2016 and December 31, 2015 included loans for which a specific allowance was established based on the fair value of collateral and other real estate for which fair value of the properties was less than the cost basis. For both asset classes, the unobservable inputs were the additional adjustments applied by management to the appraised values to reflect such factors as non-current appraisals and revisions to estimated time to sell. These adjustments are determined based on qualitative judgments made by management on a case-by-case basis and are not quantifiable inputs, although they are used in the determination of fair value.
The Corporation's Level 3 recurring fair value measurements primarily include auction-rate securities where fair value is determined using an income approach based on a discounted cash flow model and certain interest rate derivative contracts where credit valuation adjustments are significant to the overall fair value of the derivative. The inputs in the table below reflect management's expectation of continued illiquidity in the secondary auction-rate securities market due to a lack of market activity for the issuers remaining in the portfolio, a lack of market incentives for issuer redemptions, and the expectation for a continuing low interest rate environment. The September 30, 2016 workout periods reflect the view that short-term interest rates could rise at a slower pace in 2016 than was expected at December 31, 2015.

		Discounted Cash Flow Model
		Unobservable Input
	Fair Value (in millions)	Discount Rate	Workout Period (in years)
September 30, 2016
State and municipal securities (a)	$8	4% - 5%	1 - 3
Equity and other non-debt securities (a)	46	6% - 9%	1 - 2
December 31, 2015
State and municipal securities (a)	$9	3% - 8%	1 - 2
Equity and other non-debt securities (a)	67	4% - 9%	1

(a)	Auction-rate securities.

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
The carrying amount and estimated fair value of financial instruments not recorded at fair value in their entirety on a recurring basis on the Corporation’s consolidated balance sheets are as follows:

	Carrying Amount	Estimated Fair Value
(in millions)		Total	Level 1	Level 2	Level 3
September 30, 2016
Assets
Cash and due from banks	$1,292	$1,292	$1,292	$—	$—
Interest-bearing deposits with banks	6,748	6,748	6,748	—	—
Investment securities held-to-maturity	1,695	1,713	—	1,713	—
Loans held-for-sale	4	4	—	4	—
Total loans, net of allowance for loan losses (a)	48,547	48,483	—	7	48,476
Customers’ liability on acceptances outstanding	2	2	2	—	—
Restricted equity investments	207	207	207	—	—
Nonmarketable equity securities (b)	9	17
Liabilities
Demand deposits (noninterest-bearing)	31,776	31,776	—	31,776	—
Interest-bearing deposits	24,518	24,518	—	24,518	—
Customer certificates of deposit	2,967	2,952	—	2,952	—
Total deposits	59,261	59,246	—	59,246	—
Short-term borrowings	12	12	12	—	—
Acceptances outstanding	2	2	2	—	—
Medium- and long-term debt	5,890	5,857	—	5,857	—
Credit-related financial instruments	(80)	(80)	—	—	(80)
December 31, 2015
Assets
Cash and due from banks	$1,157	$1,157	$1,157	$—	$—
Interest-bearing deposits with banks	4,990	4,990	4,990	—	—
Investment securities held-to-maturity	1,981	1,973	—	1,973	—
Loans held-for-sale (c)	21	21	—	21	—
Total loans, net of allowance for loan losses (a)	48,450	48,269	—	—	48,269
Customers’ liability on acceptances outstanding	5	5	5	—	—
Restricted equity investments	92	92	92	—	—
Nonmarketable equity securities (b) (d)	10	18
Liabilities
Demand deposits (noninterest-bearing)	30,839	30,839	—	30,839	—
Interest-bearing deposits	25,462	25,462	—	25,462	—
Customer certificates of deposit	3,552	3,536	—	3,536	—
Total deposits	59,853	59,837	—	59,837	—
Short-term borrowings	23	23	23	—	—
Acceptances outstanding	5	5	5	—	—
Medium- and long-term debt	3,058	3,032	—	3,032	—
Credit-related financial instruments	(83)	(83)	—	—	(83)

(a)	Included $335 million and $153 million of impaired loans recorded at fair value on a nonrecurring basis at September 30, 2016 and December 31, 2015, respectively.

(b)
Certain investments that are measured at fair value using the net asset value have not been classified in the fair value hierarchy. The fair value amounts presented in the table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the consolidated balance sheets.

(c)	Included $8 million impaired loans held-for-sale recorded at fair value on a nonrecurring basis at December 31, 2015.

(d)	Included $1 million of nonmarketable equity securities recorded at fair value on a nonrecurring basis at December 31, 2015.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

NOTE 3 - INVESTMENT SECURITIES
A summary of the Corporation’s investment securities follows:

(in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
September 30, 2016
Investment securities available-for-sale:
U.S. Treasury and other U.S. government agency securities	$2,771	$55	$—	$2,826
Residential mortgage-backed securities (a)	7,714	121	7	7,828
State and municipal securities	8	—	—	8
Equity and other non-debt securities	128	1	2	127
Total investment securities available-for-sale (b)	$10,621	$177	$9	$10,789
Investment securities held-to-maturity (c):
Residential mortgage-backed securities (a)	$1,695	$18	$—	$1,713

December 31, 2015
Investment securities available-for-sale:
U.S. Treasury and other U.S. government agency securities	$2,769	$1	$7	$2,763
Residential mortgage-backed securities (a)	7,513	76	44	7,545
State and municipal securities	9	—	—	9
Corporate debt securities	1	—	—	1
Equity and other non-debt securities	199	2	—	201
Total investment securities available-for-sale (b)	$10,491	$79	$51	$10,519
Investment securities held-to-maturity (c):
Residential mortgage-backed securities (a)	$1,981	$2	$10	$1,973

(a)	Issued and/or guaranteed by U.S. government agencies or U.S. government-sponsored enterprises.

(b)
Included auction-rate securities at amortized cost and fair value of $56 million and $54 million, respectively as of September 30, 2016 and $76 million and $77 million, respectively, as of December 31, 2015.

(c)
The amortized cost of investment securities held-to-maturity included net unrealized losses of $13 million at September 30, 2016 and $15 million at December 31, 2015 related to securities transferred from available-for-sale, which are included in accumulated other comprehensive loss.

A summary of the Corporation’s investment securities in an unrealized loss position as of September 30, 2016 and December 31, 2015 follows:

	Temporarily Impaired
	Less than 12 Months			12 Months or more			Total
(in millions)	Fair Value	Unrealized Losses		Fair Value	Unrealized Losses		Fair Value	Unrealized Losses
September 30, 2016
Residential mortgage-backed securities (a)	$573	$1		$1,244	$15		$1,817	$16
State and municipal securities (b)	—	—		7	—	(c)	7	—	(c)
Equity and other non-debt securities (b)	36	1		10	1		46	2
Total temporarily impaired securities	$609	$2		$1,261	$16		$1,870	$18
December 31, 2015
U.S. Treasury and other U.S. government agency securities	$2,265	$7		$—	$—		$2,265	$7
Residential mortgage-backed securities (a)	2,665	21		1,976	51		4,641	72
State and municipal securities (b)	—	—		9	—	(c)	9	—	(c)
Corporate debt securities (b)	—	—		1	—	(c)	1	—	(c)
Equity and other non-debt securities (b)	14	—	(c)	—	—		14	—	(c)
Total temporarily impaired securities	$4,944	$28		$1,986	$51		$6,930	$79

(a)	Issued and/or guaranteed by U.S. government agencies or U.S. government-sponsored enterprises.

(b)	Primarily auction-rate securities.

(c)	Unrealized losses less than $0.5 million.
At September 30, 2016, the Corporation had 95 securities in an unrealized loss position with no credit impairment, including 52 residential mortgage-backed securities, 28 auction-rate preferred securities and 15 state and municipal auction-rate

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

securities. As of September 30, 2016, approximately 96 percent of the aggregate par value of auction-rate securities have been redeemed or sold since acquisition, of which approximately 90 percent were redeemed at or above cost. The unrealized losses for these securities resulted from changes in market interest rates and liquidity. The Corporation ultimately expects full collection of the carrying amount of these securities, does not intend to sell the securities in an unrealized loss position, and it is not more-likely-than-not that the Corporation will be required to sell the securities in an unrealized loss position prior to recovery of amortized cost. The Corporation does not consider these securities to be other-than-temporarily impaired at September 30, 2016.
Sales, calls and write-downs of investment securities available-for-sale are recorded in “net securities losses” on the consolidated statements of comprehensive income, computed based on the adjusted cost of the specific security. The Corporation recognized no gains or losses for both the three-month periods ended September 30, 2016 and 2015 and no gains and $3 million and $2 million of losses for the nine-month periods ended September 30, 2016 and 2015, respectively.
The following table summarizes the amortized cost and fair values of debt securities by contractual maturity. Securities with multiple maturity dates are classified in the period of final maturity. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(in millions)	Available-for-sale		Held-to-maturity
September 30, 2016	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Contractual maturity
Within one year	$10	$10	$—	$—
After one year through five years	3,000	3,056	—	—
After five years through ten years	1,401	1,450	25	25
After ten years	6,082	6,146	1,670	1,688
Subtotal	10,493	10,662	1,695	1,713
Equity and other non-debt securities	128	127
Total investment securities	$10,621	$10,789	$1,695	$1,713
Included in the contractual maturity distribution in the table above were residential mortgage-backed securities available-for-sale with total amortized cost and fair value of $7.7 billion and $7.8 billion, respectively, and residential mortgage-backed securities held-to-maturity with a total amortized cost and fair value of $1.7 billion. The actual cash flows of mortgage-backed securities may differ from contractual maturity as the borrowers of the underlying loans may exercise prepayment options.
At September 30, 2016, investment securities with a carrying value of $1.5 billion were pledged where permitted or required by law to secure $990 million of liabilities, primarily public and other deposits of state and local government agencies and derivative instruments.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

NOTE 4 – CREDIT QUALITY AND ALLOWANCE FOR CREDIT LOSSES
The following table presents an aging analysis of the recorded balance of loans.

	Loans Past Due and Still Accruing
(in millions)	30-59 Days	60-89 Days	90 Days or More	Total	Nonaccrual Loans	Current Loans	Total Loans
September 30, 2016
Business loans:
Commercial	$68	$17	$21	$106	$508	$30,538	$31,152
Real estate construction:
Commercial Real Estate business line (a)	12	—	—	12	—	2,370	2,382
Other business lines (b)	11	—	—	11	—	350	361
Total real estate construction	23	—	—	23	—	2,720	2,743
Commercial mortgage:
Commercial Real Estate business line (a)	5	1	—	6	8	2,171	2,185
Other business lines (b)	15	8	6	29	36	6,763	6,828
Total commercial mortgage	20	9	6	35	44	8,934	9,013
Lease financing	—	—	—	—	6	642	648
International	1	—	—	1	19	1,283	1,303
Total business loans	112	26	27	165	577	44,117	44,859
Retail loans:
Residential mortgage	13	1	9	23	23	1,828	1,874
Consumer:
Home equity	6	2	—	8	27	1,757	1,792
Other consumer	1	—	12	13	4	732	749
Total consumer	7	2	12	21	31	2,489	2,541
Total retail loans	20	3	21	44	54	4,317	4,415
Total loans	$132	$29	$48	$209	$631	$48,434	$49,274
December 31, 2015
Business loans:
Commercial	$46	$12	$13	$71	$238	$31,350	$31,659
Real estate construction:
Commercial Real Estate business line (a)	5	—	—	5	—	1,676	1,681
Other business lines (b)	3	—	—	3	1	316	320
Total real estate construction	8	—	—	8	1	1,992	2,001
Commercial mortgage:
Commercial Real Estate business line (a)	7	—	1	8	16	2,080	2,104
Other business lines (b)	7	5	3	15	44	6,814	6,873
Total commercial mortgage	14	5	4	23	60	8,894	8,977
Lease financing	—	—	—	—	6	718	724
International	2	—	—	2	8	1,358	1,368
Total business loans	70	17	17	104	313	44,312	44,729
Retail loans:
Residential mortgage	26	1	—	27	27	1,816	1,870
Consumer:
Home equity	5	3	—	8	27	1,685	1,720
Other consumer	7	—	—	7	—	758	765
Total consumer	12	3	—	15	27	2,443	2,485
Total retail loans	38	4	—	42	54	4,259	4,355
Total loans	$108	$21	$17	$146	$367	$48,571	$49,084

(a)	Primarily loans to real estate developers.

(b)	Primarily loans secured by owner-occupied real estate.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

The following table presents loans by credit quality indicator, based on internal risk ratings assigned to each business loan at the time of approval and subjected to subsequent reviews, generally at least annually, and to pools of retail loans with similar risk characteristics.

	Internally Assigned Rating
(in millions)	Pass (a)	Special Mention (b)	Substandard (c)	Nonaccrual (d)	Total
September 30, 2016
Business loans:
Commercial	$28,406	$965	$1,273	$508	$31,152
Real estate construction:
Commercial Real Estate business line (e)	2,382	—	—	—	2,382
Other business lines (f)	358	3	—	—	361
Total real estate construction	2,740	3	—	—	2,743
Commercial mortgage:
Commercial Real Estate business line (e)	2,141	16	20	8	2,185
Other business lines (f)	6,529	136	127	36	6,828
Total commercial mortgage	8,670	152	147	44	9,013
Lease financing	625	11	6	6	648
International	1,230	20	34	19	1,303
Total business loans	41,671	1,151	1,460	577	44,859
Retail loans:
Residential mortgage	1,838	3	10	23	1,874
Consumer:
Home equity	1,760	2	3	27	1,792
Other consumer	744	1	—	4	749
Total consumer	2,504	3	3	31	2,541
Total retail loans	4,342	6	13	54	4,415
Total loans	$46,013	$1,157	$1,473	$631	$49,274
December 31, 2015
Business loans:
Commercial	$29,117	$1,293	$1,011	$238	$31,659
Real estate construction:
Commercial Real Estate business line (e)	1,681	—	—	—	1,681
Other business lines (f)	318	1	—	1	320
Total real estate construction	1,999	1	—	1	2,001
Commercial mortgage:
Commercial Real Estate business line (e)	2,031	31	26	16	2,104
Other business lines (f)	6,536	172	121	44	6,873
Total commercial mortgage	8,567	203	147	60	8,977
Lease financing	693	17	8	6	724
International	1,245	59	56	8	1,368
Total business loans	41,621	1,573	1,222	313	44,729
Retail loans:
Residential mortgage	1,828	2	13	27	1,870
Consumer:
Home equity	1,687	1	5	27	1,720
Other consumer	755	3	7	—	765
Total consumer	2,442	4	12	27	2,485
Total retail loans	4,270	6	25	54	4,355
Total loans	$45,891	$1,579	$1,247	$367	$49,084

(a)	Includes all loans not included in the categories of special mention, substandard or nonaccrual.

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

(e)	Primarily loans to real estate developers.

(f)	Primarily loans secured by owner-occupied real estate.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

The following table summarizes nonperforming assets.

(in millions)	September 30, 2016	December 31, 2015
Nonaccrual loans	$631	$367
Reduced-rate loans (a)	8	12
Total nonperforming loans	639	379
Foreclosed property (b)	21	12
Total nonperforming assets	$660	$391

(a)
There were no reduced-rate business loans at both September 30, 2016 and December 31, 2015. Reduced-rate retail loans were $8 million and $12 million at September 30, 2016 and December 31, 2015, respectively.

(b)	Included $5 million and $9 million of foreclosed residential real estate properties at September 30, 2016 and December 31, 2015, respectively.
There were no retail loans secured by residential real estate properties in process of foreclosure included in nonaccrual loans at September 30, 2016 compared to $1 million at December 31, 2015.
Allowance for Credit Losses
The following table details the changes in the allowance for loan losses and related loan amounts.

	2016			2015
(in millions)	Business Loans	Retail Loans	Total	Business Loans	Retail Loans	Total

Three Months Ended September 30
Allowance for loan losses:
Balance at beginning of period	$682	$47	$729	$563	$55	$618
Loan charge-offs	(34)	(1)	(35)	(31)	(3)	(34)
Recoveries on loans previously charged-off	18	1	19	10	1	11
Net loan charge-offs	(16)	—	(16)	(21)	(2)	(23)
Provision for loan losses	12	2	14	25	3	28
Foreign currency translation adjustment	—	—	—	(1)	—	(1)
Balance at end of period	$678	$49	$727	$566	$56	$622

Nine Months Ended September 30
Allowance for loan losses:
Balance at beginning of period	$579	$55	$634	$534	$60	$594
Loan charge-offs	(161)	(5)	(166)	(83)	(9)	(92)
Recoveries on loans previously charged-off	53	3	56	38	5	43
Net loan charge-offs	(108)	(2)	(110)	(45)	(4)	(49)
Provision for loan losses	206	(4)	202	79	—	79
Foreign currency translation adjustment	1	—	1	(2)	—	(2)
Balance at end of period	$678	$49	$727	$566	$56	$622

As a percentage of total loans	1.51%	1.10%	1.48%	1.27%	1.29%	1.27%

September 30
Allowance for loan losses:
Individually evaluated for impairment	$115	$1	$116	$47	$—	$47
Collectively evaluated for impairment	563	48	611	519	56	575
Total allowance for loan losses	$678	$49	$727	$566	$56	$622
Loans:
Individually evaluated for impairment	$677	$29	$706	$338	$51	$389
Collectively evaluated for impairment	44,182	4,386	48,568	44,233	4,318	48,551
Purchased credit impaired (PCI) loans (a)	—	—	—	—	2	2
Total loans evaluated for impairment	$44,859	$4,415	$49,274	$44,571	$4,371	$48,942

(a)	No allowance for loan losses was required for PCI loans at September 30, 2015.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

Changes in the allowance for credit losses on lending-related commitments, included in "accrued expenses and other liabilities" on the consolidated balance sheets, are summarized in the following table.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2016	2015	2016	2015
Balance at beginning of period	$43	$50	$45	$41
Charge-offs on lending related commitments (a)	—	—	(11)	(1)
Provision for credit losses on lending-related commitments	2	(2)	11	8
Balance at end of period	$45	$48	$45	$48
(a)    Charge-offs result from the sale of unfunded lending-related commitments.
Individually Evaluated Impaired Loans
The following table presents additional information regarding individually evaluated impaired loans.

	Recorded Investment In:
(in millions)	Impaired Loans with No Related Allowance	Impaired Loans with Related Allowance	Total Impaired Loans	Unpaid Principal Balance	Related Allowance for Loan Losses
September 30, 2016
Business loans:
Commercial	$141	$482	$623	$704	$106
Commercial mortgage:
Commercial Real Estate business line (a)	—	6	6	15	1
Other business lines (b)	4	25	29	43	3
Total commercial mortgage	4	31	35	58	4
International	3	16	19	26	5
Total business loans	148	529	677	788	115
Retail loans:
Residential mortgage	12	—	12	13	—
Consumer:
Home equity	12	—	12	16	—
Other consumer	2	3	5	6	1
Total consumer	14	3	17	22	1
Total retail loans (c)	26	3	29	35	1
Total individually evaluated impaired loans	$174	$532	$706	$823	$116
December 31, 2015
Business loans:
Commercial	$82	$252	$334	$398	$45
Commercial mortgage:
Commercial Real Estate business line (a)	7	8	15	38	1
Other business lines (b)	2	32	34	55	5
Total commercial mortgage	9	40	49	93	6
International	—	10	10	17	2
Total business loans	91	302	393	508	53
Retail loans:
Residential mortgage	13	—	13	13	—
Consumer:
Home equity	12	—	12	16	—
Other consumer	6	—	6	10	—
Total consumer	18	—	18	26	—
Total retail loans (c)	31	—	31	39	—
Total individually evaluated impaired loans	$122	$302	$424	$547	$53

(a)	Primarily loans to real estate developers.

(b)	Primarily loans secured by owner-occupied real estate.

(c)	Individually evaluated retail loans generally have no related allowance for loan losses, primarily due to policy which results in direct write-downs of most restructured retail loans.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

The following table presents information regarding average individually evaluated impaired loans and the related interest recognized. Interest income recognized for the period primarily related to performing restructured loans.

	Individually Evaluated Impaired Loans
	2016		2015
(in millions)	Average Balance for the Period	Interest Income Recognized for the Period	Average Balance for the Period	Interest Income Recognized for the Period
Three Months Ended September 30
Business loans:
Commercial	$606	$2	$236	$1
Commercial mortgage:
Commercial Real Estate business line (a)	7	—	15	—
Other business lines (b)	30	—	37	1
Total commercial mortgage	37	—	52	1
International	19	—	10	—
Total business loans	662	2	298	2
Retail loans:
Residential mortgage	11	—	23	—
Consumer loans:
Home equity	12	—	12	—
Other consumer	4	—	7	—
Total consumer	16	—	19	—
Total retail loans	27	—	42	—
Total individually evaluated impaired loans	$689	$2	$340	$2
Nine Months Ended September 30
Business loans:
Commercial	$559	$8	$172	$3
Commercial mortgage:
Commercial Real Estate business line (a)	9	—	17	—
Other business lines (b)	31	—	41	1
Total commercial mortgage	40	—	58	1
International	19	—	5	—
Total business loans	618	8	235	4
Retail loans:
Residential mortgage	12	—	23	—
Consumer:
Home equity	12	—	12	—
Other consumer	4	—	6	—
Total consumer	16	—	18	—
Total retail loans	28	—	41	—
Total individually evaluated impaired loans	$646	$8	$276	$4

(a)	Primarily loans to real estate developers.

(b)	Primarily loans secured by owner-occupied real estate.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

Troubled Debt Restructurings
The following tables detail the recorded balance at September 30, 2016 and 2015 of loans considered to be troubled debt restructurings (TDRs) that were restructured during the three- and nine-month periods ended September 30, 2016 and 2015, by type of modification. In cases of loans with more than one type of modification, the loans were categorized based on the most significant modification.

	2016				2015
	Type of Modification				Type of Modification
(in millions)	Principal Deferrals (a)	Interest Rate Reductions	AB Note Restructures (b)	Total Modifications	Principal Deferrals (a)	Interest Rate Reductions	Total Modifications
Three Months Ended September 30
Business loans:
Commercial	$70	$—	$40	$110	$100	$—	$100
Commercial mortgage:
Commercial Real Estate business line (c)	—	—	—	—	7	—	7
Other business lines (d)	—	—	—	—	3	—	3
Total commercial mortgage	—	—	—	—	10	—	10
International	—	—	—	—	2	—	2
Total business loans	70	—	40	110	112	—	112
Retail loans:
Residential mortgage	—	—	—	—	18	—	18
Consumer:
Home equity	—	—	—	—	1	1	2
Total retail loans	—	—	—	—	19	1	20
Total loans	$70	$—	$40	$110	$131	$1	$132
Nine Months Ended September 30
Business loans:
Commercial	$150	$—	$49	$199	$102	$—	$102
Commercial mortgage:
Commercial Real Estate business line (c)	—	—	—	—	9	—	9
Other business lines (d)	2	—	—	2	7	—	7
Total commercial mortgage	2	—	—	2	16	—	16
International	—	—	3	3	2	—	2
Total business loans	152	—	52	204	120	—	120
Retail loans:
Residential mortgage	—	—	—	—	18	—	18
Consumer:
Home equity	1	1	—	2	1	1	2
Total retail loans	1	1	—	2	19	1	20
Total loans	$153	$1	$52	$206	$139	$1	$140

(a)	Primarily represents loan balances where terms were extended 90 days or more at or above contractual interest rates.

(b)
Loan restructurings whereby the original loan is restructured into two notes: an "A" note, which generally reflects the portion of the modified loan which is expected to be collected; and a "B" note, which is generally fully charged off.

(c)	Primarily loans to real estate developers.

(d)	Primarily loans secured by owner-occupied real estate.
Commitments to lend additional funds to borrowers whose terms have been modified in TDRs were $37 million at September 30, 2016 and $6 million at December 31, 2015.
The majority of the modifications considered to be TDRs that occurred during the nine months ended September 30, 2016 and 2015 were principal deferrals. The Corporation charges interest on principal balances outstanding during deferral periods. Additionally, none of the modifications involved forgiveness of principal. As a result, the current and future financial effects of the recorded balance of loans considered to be TDRs that were restructured during the nine months ended September 30, 2016 and 2015 were insignificant.
On an ongoing basis, the Corporation monitors the performance of modified loans to their restructured terms. In the event of a subsequent default, the allowance for loan losses continues to be reassessed on the basis of an individual evaluation of the loan.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

The following table presents information regarding the recorded balance at September 30, 2016 and 2015 of loans modified by principal deferral during the twelve-month periods ended September 30, 2016 and 2015, and those principal deferrals which experienced a subsequent default during the three- and nine-month periods ended September 30, 2016 and 2015. For principal deferrals, incremental deterioration in the credit quality of the loan, represented by a downgrade in the risk rating of the loan, for example, due to missed interest payments or a reduction of collateral value, is considered a subsequent default.

	2016				2015
(in millions)	Balance at September 30		Subsequent Default in the Three Months Ended September 30	Subsequent Default in the Nine Months Ended September 30	Balance at September 30		Subsequent Default in the Three Months Ended September 30	Subsequent Default in the Nine Months Ended September 30
Principal deferrals:
Business loans:
Commercial	$229		$—	$13	$108		$1	$3
Commercial mortgage:
Commercial Real Estate business line (a)	—		—	—	9		—	—
Other business lines (b)	4		—	1	7		—	1
Total commercial mortgage	4		—	1	16		—	1
International	—		—	—	2		—	—
Total business loans	233		—	14	126		1	4
Retail loans:
Residential mortgage	—		—	—	18	(c)	—	—
Consumer:
Home equity	1	(c)	—	—	1	(c)	—	—
Total retail loans	1		—	—	19		—	—
Total principal deferrals	$234		$—	$14	$145		$1	$4

(a)	Primarily loans to real estate developers.

(b)	Primarily loans secured by owner-occupied real estate.

(c)	Includes bankruptcy loans for which the court has discharged the borrower's obligation and the borrower has not reaffirmed the debt.
During the twelve-month periods ended September 30, 2016 and 2015, loans with a carrying value of $4 million and $2 million, respectively, were modified by interest rate reduction. During the twelve-month period ended September 30, 2016, loans with a carrying value of $52 million were restructured into two notes (AB note restructures). For reduced-rate loans and AB Note restructures, a subsequent payment default is defined in terms of delinquency, when a principal or interest payment is 90 days past due. There were no subsequent payment defaults of reduced-rate loans or AB note restructures during the three- and nine-month periods ended September 30, 2016 and 2015.
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
Credit risk is the possible loss that may occur in the event of nonperformance by the counterparty to a financial instrument. The Corporation attempts to minimize credit risk arising from customer-initiated derivatives by evaluating the creditworthiness of each customer, adhering to the same credit approval process used for traditional lending activities and obtaining collateral as deemed necessary. Derivatives with dealer counterparties are either cleared through a clearinghouse or settled directly with a single

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

counterparty. For derivatives settled directly with dealer counterparties, the Corporation utilizes counterparty risk limits and monitoring procedures as well as master netting arrangements and bilateral collateral agreements to facilitate the management of credit risk. Master netting arrangements effectively reduce credit risk by permitting settlement of positive and negative positions and offset cash collateral held with the same counterparty on a net basis. Bilateral collateral agreements require daily exchange of cash or highly rated securities issued by the U.S. Treasury or other U.S. government entities to collateralize amounts due to either party beyond certain risk limits. At September 30, 2016, counterparties with bilateral collateral agreements had pledged $34 million of marketable investment securities and deposited $147 million of cash with the Corporation to secure the fair value of contracts in an unrealized gain position, and the Corporation had pledged $44 million of marketable investment securities and posted $10 million of cash as collateral for contracts in an unrealized loss position. For those counterparties not covered under bilateral collateral agreements, collateral is obtained, if deemed necessary, based on the results of management’s credit evaluation of the counterparty. Collateral varies, but may include cash, investment securities, accounts receivable, equipment or real estate. Included in the fair value of derivative instruments are credit valuation adjustments reflecting counterparty credit risk. These adjustments are determined by applying a credit spread for the counterparty or the Corporation, as appropriate, to the total expected exposure of the derivative. There were no derivative instruments with credit-risk-related contingent features that were in a liability position at September 30, 2016.
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

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

The following table presents the composition of the Corporation’s derivative instruments held or issued for risk management purposes or in connection with customer-initiated and other activities at September 30, 2016 and December 31, 2015. The table excludes commitments and warrants accounted for as derivatives.

	September 30, 2016			December 31, 2015
		Fair Value			Fair Value
(in millions)	Notional/ Contract Amount (a)	Gross Derivative Assets	Gross Derivative Liabilities	Notional/ Contract Amount (a)	Gross Derivative Assets	Gross Derivative Liabilities
Risk management purposes
Derivatives designated as hedging instruments
Interest rate contracts:
Swaps - fair value - receive fixed/pay floating	$2,525	$172	$—	$2,525	$147	$—
Derivatives used as economic hedges
Foreign exchange contracts:
Spot, forwards and swaps	720	—	1	593	3	—
Total risk management purposes	3,245	172	1	3,118	150	—
Customer-initiated and other activities
Interest rate contracts:
Caps and floors written	386	—	—	253	—	—
Caps and floors purchased	386	—	—	253	—	—
Swaps	12,481	217	170	11,722	139	92
Total interest rate contracts	13,253	217	170	12,228	139	92
Energy contracts:
Caps and floors written	471	1	41	536	—	85
Caps and floors purchased	471	41	—	536	85	—
Swaps	1,236	150	149	2,055	390	387
Total energy contracts	2,178	192	190	3,127	475	472
Foreign exchange contracts:
Spot, forwards, options and swaps	1,760	39	29	2,291	54	46
Total customer-initiated and other activities	17,191	448	389	17,646	668	610
Total gross derivatives	$20,436	620	390	$20,764	818	610
Amounts offset in the consolidated balance sheets:
Netting adjustment - Offsetting derivative assets/liabilities		(108)	(108)		(127)	(127)
Netting adjustment - Cash collateral received/posted		(85)	(8)		(291)	(3)
Net derivatives included in the consolidated balance sheets (b)		427	274		400	480
Amounts not offset in the consolidated balance sheets:
Marketable securities pledged under bilateral collateral agreements		(32)	(41)		(137)	(3)
Net derivatives after deducting amounts not offset in the consolidated balance sheets		$395	$233		$263	$477

(a)
Notional or contractual amounts, which represent the extent of involvement in the derivatives market, are used to determine the contractual cash flows required in accordance with the terms of the agreement. These amounts are typically not exchanged, significantly exceed amounts subject to credit or market risk and are not reflected in the consolidated balance sheets.

(b)
Net derivative assets are included in “accrued income and other assets” and net derivative liabilities are included in “accrued expenses and other liabilities” on the consolidated balance sheets. Included in the fair value of net derivative assets and net derivative liabilities are credit valuation adjustments reflecting counterparty credit risk and credit risk of the Corporation. The fair value of net derivative assets included credit valuation adjustments for counterparty credit risk of $11 million and $5 million at September 30, 2016 and December 31, 2015, respectively.

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
The Corporation has entered into interest rate swap agreements for interest rate risk management purposes. These interest rate swap agreements effectively modify the Corporation’s exposure to interest rate risk by converting fixed-rate debt to a floating rate. These agreements involve the receipt of fixed-rate interest amounts in exchange for floating-rate interest payments over the life of the agreement, without an exchange of the underlying principal amount. Risk management fair value interest rate swaps generated net interest income of $15 million and $18 million for the three months ended September 30, 2016 and 2015, respectively, and $48 million and $52 million for the nine months ended September 30, 2016 and 2015, respectively. The Corporation recognized $1 million and $3 million of net gains for the three months ended September 30, 2016 and 2015, respectively, and $4 million and $2 million of net gains for the nine months ended September 30, 2016 and 2015, respectively, for the ineffective portion of risk management derivative instruments designated as fair value hedges of fixed-rate debt, included in "other noninterest income" in the consolidated statements of comprehensive income.
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
The following table summarizes the expected weighted average remaining maturity of the notional amount of risk management interest rate swaps and the weighted average interest rates associated with amounts expected to be received or paid on interest rate swap agreements as of September 30, 2016 and December 31, 2015.

		Weighted Average
(dollar amounts in millions)	Notional Amount	Remaining Maturity (in years)	Receive Rate	Pay Rate (a)
September 30, 2016
Swaps - fair value - receive fixed/pay floating rate
Medium- and long-term debt designation	$2,525	4.3	3.89%	1.59%
December 31, 2015
Swaps - fair value - receive fixed/pay floating rate
Medium- and long-term debt designation	2,525	5.1	3.89	1.11

(a)	Variable rates paid on receive fixed swaps are based on six-month LIBOR rates in effect at September 30, 2016 and December 31, 2015.
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
For customer-initiated foreign exchange contracts where offsetting positions have not been taken, the Corporation manages the remaining inherent market risk through individual foreign currency position limits and aggregate value-at-risk limits. These limits are established annually and reviewed quarterly. For those customer-initiated derivative contracts which were not offset or where the Corporation holds a position within the limits described above, the Corporation recognized an insignificant amount of net gains in “other noninterest income” in the consolidated statements of comprehensive income for both the three-month periods ended September 30, 2016 and 2015, and $1 million of net gains for both the nine-month periods ended September 30, 2016 and 2015.

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

		Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	Location of Gain	2016	2015	2016	2015
Interest rate contracts	Other noninterest income	$6	$4	$14	$11
Energy contracts	Other noninterest income	—	1	1	2
Foreign exchange contracts	Foreign exchange income	11	9	30	27
Total		$17	$14	$45	$40
Credit-Related Financial Instruments
The Corporation issues off-balance sheet financial instruments in connection with commercial and consumer lending activities. The Corporation’s credit risk associated with these instruments is represented by the contractual amounts indicated in the following table.

(in millions)	September 30, 2016	December 31, 2015
Unused commitments to extend credit:
Commercial and other	$24,115	$26,115
Bankcard, revolving check credit and home equity loan commitments	2,638	2,414
Total unused commitments to extend credit	$26,753	$28,529
Standby letters of credit	$3,757	$3,985
Commercial letters of credit	33	41
The Corporation maintains an allowance to cover probable credit losses inherent in lending-related commitments, including unused commitments to extend credit, letters of credit and financial guarantees. The allowance for credit losses on lending-related commitments, included in “accrued expenses and other liabilities” on the consolidated balance sheets, was $45 million at both September 30, 2016 and December 31, 2015.
Unused Commitments to Extend Credit
Commitments to extend credit are legally binding agreements to lend to a customer, provided there is no violation of any condition established in the contract. These commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many commitments expire without being drawn upon, the total contractual amount of commitments does not necessarily represent future cash requirements of the Corporation. Commercial and other unused commitments are primarily variable rate commitments. The allowance for credit losses on lending-related commitments included $30 million and $33 million at September 30, 2016 and December 31, 2015, respectively, for probable credit losses inherent in the Corporation’s unused commitments to extend credit.
Standby and Commercial Letters of Credit
Standby letters of credit represent conditional obligations of the Corporation which guarantee the performance of a customer to a third party. Standby letters of credit are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing and similar transactions. Commercial letters of credit are issued to finance foreign or domestic trade transactions. These contracts expire in decreasing amounts through the year 2023. The Corporation may enter into participation arrangements with third parties that effectively reduce the maximum amount of future payments which may be required under standby and commercial letters of credit. These risk participations covered $282 million and $287 million, respectively, of the $3.8 billion and $4.0 billion standby and commercial letters of credit outstanding at September 30, 2016 and December 31, 2015, respectively.
The carrying value of the Corporation’s standby and commercial letters of credit, included in “accrued expenses and other liabilities” on the consolidated balance sheets, totaled $50 million at September 30, 2016, including $35 million in deferred fees and $15 million in the allowance for credit losses on lending-related commitments. At December 31, 2015, the comparable amounts were $49 million, $37 million and $12 million, respectively.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

The following table presents a summary of criticized standby and commercial letters of credit at September 30, 2016 and December 31, 2015. The Corporation's criticized list is generally consistent with the Special mention, Substandard and Doubtful categories defined by regulatory authorities. The Corporation manages credit risk through underwriting, periodically reviewing and approving its credit exposures using Board committee approved credit policies and guidelines.

(dollar amounts in millions)	September 30, 2016	December 31, 2015
Total criticized standby and commercial letters of credit	$136	$110
As a percentage of total outstanding standby and commercial letters of credit	3.6%	2.7%
Other Credit-Related Financial Instruments
The Corporation enters into credit risk participation agreements, under which the Corporation assumes credit exposure associated with a borrower’s performance related to certain interest rate derivative contracts. The Corporation is not a party to the interest rate derivative contracts and only enters into these credit risk participation agreements in instances in which the Corporation is also a party to the related loan participation agreement for such borrowers. The Corporation manages its credit risk on the credit risk participation agreements by monitoring the creditworthiness of the borrowers, which is based on the normal credit review process had it entered into the derivative instruments directly with the borrower. The notional amount of such credit risk participation agreement reflects the pro-rata share of the derivative instrument, consistent with its share of the related participated loan. As of September 30, 2016 and December 31, 2015, the total notional amount of the credit risk participation agreements was approximately $514 million and $559 million, respectively, and the fair value, included in customer-initiated interest rate contracts recorded in "accrued expenses and other liabilities" on the consolidated balance sheets, was insignificant at both September 30, 2016 and December 31, 2015. The maximum estimated exposure to these agreements, as measured by projecting a maximum value of the guaranteed derivative instruments, assuming 100 percent default by all obligors on the maximum values, was approximately $9 million and $5 million at September 30, 2016 and December 31, 2015, respectively. In the event of default, the lead bank has the ability to liquidate the assets of the borrower, in which case the lead bank would be required to return a percentage of the recouped assets to the participating banks. As of September 30, 2016, the weighted average remaining maturity of outstanding credit risk participation agreements was 2.4 years.
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
The Corporation accounts for its interests in LIHTC entities using the proportional amortization method. Exposure to loss as a result of the Corporation’s involvement with LIHTC entities at September 30, 2016 was limited to approximately $406 million. Ownership interests in other community development projects which generate similar tax credits to investors (other tax credit entities) are accounted for under either the cost or equity method. Exposure to loss as a result of the Corporation's involvement in other tax credit entities at September 30, 2016 was limited to approximately $8 million.
Investment balances, including all legally binding commitments to fund future investments, are included in “accrued income and other assets” on the consolidated balance sheets. A liability is recognized in “accrued expenses and other liabilities” on the consolidated balance sheets for all legally binding unfunded commitments to fund tax credit entities ($150 million at September 30, 2016). Amortization and other write-downs of LIHTC investments are presented on a net basis as a component of the "provision for income taxes" on the consolidated statements of comprehensive income, while amortization and write-downs of other tax credit investments are recorded in “other noninterest income." The income tax credits and deductions are recorded as a reduction of income tax expense and a reduction of federal income taxes payable.
The Corporation provided no financial or other support that was not contractually required to any of the above VIEs during the nine months ended September 30, 2016 and 2015.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

The following table summarizes the impact of these tax credit entities on line items on the Corporation’s consolidated statements of comprehensive income.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2016	2015	2016	2015
Other noninterest income:
Amortization of other tax credit investments	$(1)	$—	$(1)	$1
Provision for income taxes:
Amortization of LIHTC investments	17	15	49	45
Low income housing tax credits	(16)	(15)	(47)	(45)
Other tax benefits related to tax credit entities	(7)	(5)	(19)	(15)
Total provision for income taxes	$(6)	$(5)	(17)	(15)
For further information on the Corporation’s consolidation policy, see Note 1 to the consolidated financial statements in the Corporation's 2015 Annual Report.
NOTE 7 - MEDIUM- AND LONG-TERM DEBT
Medium- and long-term debt is summarized as follows:

(in millions)	September 30, 2016	December 31, 2015
Parent company
Subordinated notes:
3.80% subordinated notes due 2026 (a)	274	259
Medium-term notes:
2.125% notes due 2019 (a)	352	349
Total parent company	626	608
Subsidiaries
Subordinated notes:
5.75% subordinated notes due 2016 (a) (b)	651	659
5.20% subordinated notes due 2017 (a)	516	530
4.00% subordinated notes due 2025 (a)	370	351
7.875% subordinated notes due 2026 (a)	230	223
Total subordinated notes	1,767	1,763
Medium-term notes:
2.50% notes due 2020 (a)	681	671
Federal Home Loan Bank (FHLB) advances:
Floating-rate based on FHLB auction rate due 2026	2,800	—
Other notes:
6.0% - 6.4% fixed-rate notes due 2020	16	16
Total subsidiaries	5,264	2,450
Total medium- and long-term debt	$5,890	$3,058

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
Comerica Bank (the Bank), a wholly-owned subsidiary of the Corporation, is a member of the FHLB, which provides short- and long-term funding to its members through advances collateralized by real estate-related assets. Actual borrowing capacity is contingent on the amount of collateral available to be pledged to the FHLB. At September 30, 2016, $15.3 billion of real estate-related loans were pledged to the FHLB as blanket collateral for potential future borrowings of approximately $3.8 billion.
In the second quarter 2016, the Bank borrowed $2.8 billion of 10-year, floating-rate FHLB advances due 2026. The interest rate on each of eight notes resets every four weeks, based on the FHLB auction rate, with the reset date of each note scheduled at one-week intervals. At September 30, 2016 the weighted-average rate on these advances was 0.4045%. Each note may be prepaid in full, without penalty, at each scheduled reset date. Proceeds were used for general corporate purposes.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

Unamortized debt issuance costs deducted from the carrying amount of medium- and long-term debt totaled $7 million at September 30, 2016 and $8 million at December 31, 2015.
NOTE 8 - ACCUMULATED OTHER COMPREHENSIVE LOSS
The following table presents a reconciliation of the changes in the components of accumulated other comprehensive loss and details the components of other comprehensive income (loss) for the nine months ended September 30, 2016 and 2015, including the amount of income tax expense (benefit) allocated to each component of other comprehensive income (loss).

	Nine Months Ended September 30,
(in millions)	2016	2015
Accumulated net unrealized gains on investment securities:
Balance at beginning of period, net of tax	$9	$37

Net unrealized holding gains arising during the period	140	44
Less: Provision for income taxes	51	16
Net unrealized holding gains arising during the period, net of tax	89	28
Less:
Net realized losses included in net securities losses	—	(2)
Less: Benefit for income taxes	—	(1)
Reclassification adjustment for net securities losses included in net income, net of tax	—	(1)
Less:
Net losses realized as a yield adjustment in interest on investment securities	(2)	(6)
Less: Benefit for income taxes	(1)	(2)
Reclassification adjustment for net losses realized as a yield adjustment included in net income, net of tax	(1)	(4)
Change in net unrealized gains on investment securities, net of tax	90	33
Balance at end of period, net of tax	$99	$70

Accumulated defined benefit pension and other postretirement plans adjustment:
Balance at beginning of period, net of tax	$(438)	$(449)

Actuarial loss arising during the period	(191)	—
Prior service credit arising during the period	235	—
Net defined benefit pension and other postretirement adjustment arising during the period	44	—
Less: Provision for income taxes	16	—
Net defined benefit pension and other postretirement plans adjustment arising during the period, net of tax	28	—

Amortization of actuarial net loss recognized in salaries and benefits expense	29	53
Less: Provision for income taxes	10	19
Adjustment for amounts recognized as components of net periodic benefit cost during the period, net of tax	19	34
Change in defined benefit pension and other postretirement plans adjustment, net of tax	47	34
Balance at end of period, net of tax	$(391)	$(415)
Total accumulated other comprehensive loss at end of period, net of tax	$(292)	$(345)
For additional information regarding the net defined benefit pension and other postretirement adjustment arising during the period ended September 30, 2016, refer to Note 10.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

NOTE 9 - NET INCOME PER COMMON SHARE
Basic and diluted net income per common share are presented in the following table.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except per share data)	2016	2015	2016	2015
Basic and diluted
Net income	$149	$136	$313	$405
Less:
Income allocated to participating securities	1	2	3	5
Net income attributable to common shares	$148	$134	$310	$400

Basic average common shares	171	176	173	176

Basic net income per common share	$0.87	$0.76	$1.80	$2.27

Basic average common shares	171	176	173	176
Dilutive common stock equivalents:
Net effect of the assumed exercise of stock options	2	2	1	2
Net effect of the assumed exercise of warrants	3	3	2	4
Diluted average common shares	176	181	176	182

Diluted net income per common share	$0.84	$0.74	$1.76	$2.20
The following average shares related to outstanding options to purchase shares of common stock were not included in the computation of diluted net income per common share because the options were anti-dilutive for the period.

	Three Months Ended September 30,		Nine Months Ended September 30,
(shares in millions)	2016	2015	2016	2015
Average outstanding options	2.6	4.6	4.0	5.4
Range of exercise prices	$46.68 - $59.86	$46.68 - $60.82	$37.26 - $59.86	$46.68 - $60.82
NOTE 10 - EMPLOYEE BENEFIT PLANS
Net periodic benefit costs are charged to "employee benefits expense" on the consolidated statements of comprehensive income. The components of net periodic benefit cost for the Corporation's qualified pension plan, non-qualified pension plan and postretirement benefit plan are as follows.

Qualified Defined Benefit Pension Plan	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2016	2015	2016	2015
Service cost	$8	$9	$24	$27
Interest cost	23	22	69	66
Expected return on plan assets	(39)	(40)	(120)	(120)
Amortization of prior service cost	1	1	3	3
Amortization of net loss	7	15	23	44
Net periodic defined benefit cost	$—	$7	$(1)	$20

Non-Qualified Defined Benefit Pension Plan	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2016	2015	2016	2015
Service cost	$—	$1	$2	$3
Interest cost	3	2	8	7
Amortization of prior service credit	(1)	(1)	(3)	(3)
Amortization of net loss	2	3	5	8
Net periodic defined benefit cost	$4	$5	$12	$15

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

Postretirement Benefit Plan	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2016	2015	2016	2015
Interest cost	$—	$1	$2	$2
Expected return on plan assets	(1)	(1)	(3)	(3)
Amortization of net loss	1	—	1	1
Net periodic postretirement benefit cost	$—	$—	$—	$—
In October 2016, the Corporation modified the tax-qualified defined benefit retirement plan (the pension plan) to freeze final average pay benefits as of December 31, 2016, other than for participants who are 60 or older as of December 31, 2016, and added a cash balance plan provision, effective January 1, 2017. In October 2016, the Corporation also modified the non-qualified retirement benefit plan (the non-qualified pension plan) to effectively adjust the final average pay benefit under that plan so that only compensation and service prior to December 31, 2016 is taken into account, other than for active participants on December 31, 2016 who are 60 or older as of that date. Any final average pay benefit that would have been earned under the non-qualified pension plan based on compensation and service after December 31, 2016 will be effectively frozen (other than for active participants age 60 or older). Most active pension plan participants will be converted to a cash balance formula effective January 1, 2017. Generally, active pension plan participants 60 years or older as of December 31, 2016 remain covered by the final average pay formula. Eligible employees currently participating in the retirement account plan, a defined contribution plan covering employees not accruing a benefit in the pension plan, will also be converted to the cash balance pension plan effective January 1, 2017. Final retirement account plan balances will be transferred to the Corporation's 401(k) plan in the first quarter of 2017. Contributions to the retirement account plan will cease for periods beginning after December 31, 2016.
As a result of the plan modifications, the Corporation remeasured the pension plan and the non-qualified pension plan as of September 30, 2016. The Corporation updated its significant actuarial assumptions used for the remeasurements including the discount rate, which decreased to 3.64 percent. The fair value of pension plan assets as of the remeasurement date was $2.6 billion. The remeasurement increased the qualified defined benefit pension plan asset by $41 million, including a prior service credit of $201 million and an actuarial loss of $160 million. The non-qualified defined benefit pension plan liability decreased by $3 million, including a prior service credit of $34 million and an actuarial loss of $31 million.
For further information on the Corporation's employee benefit plans, refer to Note 17 to the consolidated financial statements in the Corporation's 2015 Annual Report.
NOTE 11 - INCOME TAXES AND TAX-RELATED ITEMS
At September 30, 2016, net unrecognized tax benefits were $15 million, compared to $22 million at December 31, 2015. The decrease in net unrecognized tax benefits of $7 million was primarily due to the recognition of federal settlements. The Corporation anticipates that it is reasonably possible that final settlement of federal and state tax issues will result in a decrease in net unrecognized tax benefits of $1 million within the next twelve months. Included in "accrued expense and other liabilities" on the consolidated balance sheets was an $8 million liability for tax-related interest and penalties at September 30, 2016 compared to $3 million at December 31, 2015.
Net deferred tax assets were $187 million at September 30, 2016, compared to $199 million at December 31, 2015. The decrease of $12 million in net deferred tax assets resulted primarily from an increase in deferred tax liabilities related to unrealized gains on investment securities available-for-sale and the September 30, 2016 remeasurement of the Corporation's defined benefit pension plans as well as a reversal of deferred tax assets related to expired stock options, partially offset by restructuring charges and an increase in the allowance for loan losses. Included in deferred tax assets at both September 30, 2016 and December 31, 2015 were $5 million of state net operating loss carryforwards, which expire between 2016 and 2026. The Corporation believes that it is more likely than not that the benefit from certain of these state net operating loss carryforwards will not be realized and, accordingly, maintained a valuation allowance of $3 million at both September 30, 2016 and December 31, 2015. The determination regarding valuation allowance was based on evidence of loss carryback capacity, projected future reversals of existing taxable temporary differences to absorb the deferred tax assets and assumptions made regarding future events.
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
NOTE 12 - CONTINGENT LIABILITIES
Legal Proceedings
As previously reported in the Corporation's Form 10-K for the year ended December 31, 2015 and Form 10-Q for the periods ended March 31, 2016, and June 30, 2016, Comerica Bank, a wholly owned subsidiary of the Corporation, was named in November 2011 as a third-party defendant in Butte Local Development v. Masters Group v. Comerica Bank (“the case”), for lender liability. The case was tried in January 2014, in the Montana Second District Judicial Court for Silver Bow County in Butte, Montana. On January 17, 2014, a jury awarded Masters $52 million against the Bank. On July 1, 2015, after an appeal filed by the Corporation, the Montana Supreme Court ("the court") reversed the judgment against the Corporation and remanded the case for a new trial with instructions that Michigan law should apply. The court also reversed punitive and consequential damages previously awarded by the jury. The Corporation believes it has meritorious defenses to the remaining claims in this case and intends to continue to defend itself vigorously. Management believes that current reserves related to this case are adequate in the event of a negative outcome.
The Corporation and certain of its subsidiaries are subject to various other pending or threatened legal proceedings arising out of the normal course of business or operations. The Corporation believes it has meritorious defenses to the claims asserted against it in its other currently outstanding legal proceedings and, with respect to such legal proceedings, intends to continue to defend itself vigorously, litigating or settling cases according to management’s judgment as to what is in the best interests of the Corporation and its shareholders. Settlement may result from the Corporation's determination that it may be more prudent financially to settle, rather than litigate, and should not be regarded as an admission of liability. On at least a quarterly basis, the Corporation assesses its potential liabilities and contingencies in connection with outstanding legal proceedings utilizing the latest information available. On a case-by-case basis, reserves are established for those legal claims for which it is probable that a loss will be incurred either as a result of a settlement or judgment, and the amount of such loss can be reasonably estimated. The actual costs of resolving these claims may be substantially higher or lower than the amounts reserved. Based on current knowledge, and after consultation with legal counsel, management believes that current reserves are adequate, and the amount of any incremental liability arising from these matters is not expected to have a material adverse effect on the Corporation’s consolidated financial condition, consolidated results of operations or consolidated cash flows. Legal fees of $4 million and $5 million were included in "other noninterest expenses" on the consolidated statements of income for the three months ended September 30, 2016 and 2015, respectively, and $14 million and $15 million for the nine months ended September 30, 2016 and 2015, respectively.
For matters where a loss is not probable, the Corporation has not established legal reserves. The Corporation believes the estimate of the aggregate range of reasonably possible losses, in excess of reserves established, for all legal proceedings in which it is involved is from zero to approximately $32 million at September 30, 2016. This estimated aggregate range of reasonably possible losses is based upon currently available information for those proceedings in which the Corporation is involved, taking into account the Corporation’s best estimate of such losses for those cases for which such estimate can be made. For certain cases, the Corporation does not believe that an estimate can currently be made. The Corporation’s estimate involves significant judgment, given the varying stages of the proceedings (including the fact that many are currently in preliminary stages), the existence in certain proceedings of multiple defendants (including the Corporation) whose share of liability has yet to be determined, the numerous yet-unresolved issues in many of the proceedings (including issues regarding class certification and the scope of many of the claims) and the attendant uncertainty of the various potential outcomes of such proceedings. Accordingly, the Corporation’s estimate will change from time to time, and actual losses may be more or less than the current estimate.
In the event of unexpected future developments, it is possible that the ultimate resolution of these matters may be material to the Corporation's consolidated financial condition, consolidated results of operations or consolidated cash flows.
For information regarding income tax contingencies, refer to Note 11.
NOTE 13 - RESTRUCTURING CHARGES
The Corporation approved and launched an initiative in the second quarter 2016 designed to reduce overhead and increase revenue (the GEAR Up initiative). The actions in the initiative include, but are not limited to, a reduction in workforce, a new retirement program, streamlining operational processes, real estate optimization including consolidating 38 banking centers as well as reducing office and operations space, selective outsourcing of technology functions and reduction of technology system applications.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

Certain actions associated with the GEAR Up initiative result in restructuring charges. Generally, costs associated with or incurred to generate revenue as part of the initiative are recorded according to the nature of the cost and are not included in restructuring charges. The Corporation considers the following costs associated with the initiative to be restructuring charges:

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
See Note 10 for further information concerning the Corporation's retirement benefit plans.
Restructuring charges are recorded as a component of noninterest expenses on the consolidated statements of comprehensive income. The following table presents changes in restructuring reserves, cumulative charges incurred to date and total expected restructuring charges:

(in millions)	Employee Costs	Facilities Costs	Technology Costs	Other Costs	Total

Three Months Ended September 30, 2016
Balance at beginning of period	$46	$—	$—	$4	$50
Restructuring charges	4	5	—	11	20
Payments	(12)	(1)	—	(8)	(21)
Adjustments for non-cash charges (a)	2	(4)	—	—	(2)
Balance at end of period	$40	$—	$—	$7	$47

Nine Months Ended September 30, 2016
Balance at beginning of period	$—	$—	$—	$—	$—
Restructuring charges	50	5	—	18	73
Payments	(12)	(1)	—	(11)	(24)
Adjustments for non-cash charges (a)	2	(4)	—	—	(2)
Balance at end of period	$40	$—	$—	$7	$47

Total restructuring charges incurred to date	$50	$5	$—	$18	$73
Total expected restructuring charges (b)	$65 - $70	$35 - $40	$10 - $15	$30 - $35	$140 - $160

(a)	Adjustments for non-cash charges include the benefit from forfeitures of nonvested stock compensation in Employee Costs and accelerated depreciation expense in Facilities Costs.

(b)	Restructuring activities are expected to be substantially completed by 12/31/2018.
Restructuring charges directly attributable to a business segment are assigned to that business segment. Restructuring charges incurred by areas whose services support the overall Corporation are allocated based on the methodology described in Note 22 to the consolidated financial statements in the Corporation's 2015 Annual Report. Total restructuring charges assigned to the Business Bank, Retail Bank and Wealth Management were $10 million, $8 million and $2 million, respectively, for the three months ended September 30, 2016 and $36 million, $27 million and $10 million, respectively, for the nine months ended September 30, 2016. Remaining expected restructuring charges will be assigned to the business segments using the same methodology. Facilities costs pertaining to the consolidation of banking centers are expected to impact primarily the Retail Bank.
NOTE 14 - BUSINESS SEGMENT INFORMATION
The Corporation has strategically aligned its operations into three major business segments: the Business Bank, the Retail Bank and Wealth Management. These business segments are differentiated based on the type of customer and the related products and services provided. In addition to the three major business segments, the Finance Division is also reported as a segment. Business segment results are produced by the Corporation’s internal management accounting system. This system measures financial results based on the internal business unit structure of the Corporation. The performance of the business segments is not comparable with the Corporation's consolidated results and is not necessarily comparable with similar information for any other financial institution. Additionally, because of the interrelationships of the various segments, the information presented is not indicative of how the segments would perform if they operated as independent entities. The management accounting system assigns balance sheet and income statement items to each business segment using certain methodologies, which are regularly reviewed and refined. From

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

time to time, the Corporation may make reclassifications among the segments to more appropriately reflect management's current view of the segments, and methodologies may be modified as the management accounting system is enhanced and changes occur in the organizational structure and/or product lines. For comparability purposes, amounts in all periods are based on business unit structure and methodologies in effect at September 30, 2016.
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

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

Business segment financial results are as follows:

(dollar amounts in millions)	Business Bank	Retail Bank	Wealth Management	Finance	Other	Total
Three Months Ended September 30, 2016
Earnings summary:
Net interest income (expense)	$361	$156	$41	$(114)	$6	$450
Provision for credit losses	2	10	(1)	—	5	16
Noninterest income	145	50	61	13	3	272
Noninterest expenses	215	195	75	(1)	9	493
Provision (benefit) for income taxes	97	—	10	(39)	(4)	64
Net income (loss)	$192	$1	$18	$(61)	$(1)	$149
Net credit-related charge-offs	$14	$3	$(1)	$—	$—	$16

Selected average balances:
Assets	$39,618	$6,544	$5,283	$14,144	$7,320	$72,909
Loans	38,243	5,871	5,092	—	—	49,206
Deposits	30,019	23,654	4,030	98	264	58,065

Statistical data:
Return on average assets (a)	1.94%	0.01%	1.39%	N/M	N/M	0.82%
Efficiency ratio (b)	42.38	94.57	73.07	N/M	N/M	68.15

(dollar amounts in millions)	Business Bank	Retail Bank	Wealth Management	Finance	Other	Total
Three Months Ended September 30, 2015
Earnings summary:
Net interest income (expense)	$378	$158	$45	$(163)	$4	$422
Provision for credit losses	30	2	(3)	—	(3)	26
Noninterest income	144	49	59	12	(4)	260
Noninterest expenses	198	185	75	—	(1)	457
Provision (benefit) for income taxes	99	7	11	(57)	3	63
Net income (loss)	$195	$13	$21	$(94)	$1	$136
Net credit-related charge-offs (recoveries)	$23	$1	$(1)	$—	$—	$23

Selected average balances:
Assets	$39,768	$6,518	$5,228	$11,761	$8,058	$71,333
Loans	38,113	5,835	5,024	—	—	48,972
Deposits	31,405	23,079	4,188	203	265	59,140

Statistical data:
Return on average assets (a)	1.96%	0.23%	1.62%	N/M	N/M	0.76%
Efficiency ratio (b)	37.98	89.33	71.12	N/M	N/M	66.87

(a)	Return on average assets is calculated based on the greater of average assets or average liabilities and attributed equity.

(b)	Noninterest expenses as a percentage of the sum of net interest income (fully taxable equivalent basis) and noninterest income excluding net securities gains.
N/M – not meaningful

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

(dollar amounts in millions)	Business Bank	Retail Bank	Wealth Management	Finance	Other	Total
Nine Months Ended September 30, 2016
Earnings summary:
Net interest income (expense)	$1,077	$466	$128	$(346)	$17	$1,342
Provision for credit losses	200	13	(3)	—	3	213
Noninterest income	426	141	181	33	3	784
Noninterest expenses	644	579	229	(3)	20	1,469
Provision (benefit) for income taxes	217	5	30	(119)	(2)	131
Net income (loss)	$442	$10	$53	$(191)	$(1)	$313
Net credit-related charge-offs	$113	$6	$2	$—	$—	$121

Selected average balances:
Assets	$39,589	$6,548	$5,220	$13,955	$5,630	$70,942
Loans	38,126	5,872	5,025	—	—	49,023
Deposits	29,195	23,438	4,137	81	251	57,102

Statistical data:
Return on average assets (a)	1.49%	0.06%	1.37%	N/M	N/M	0.59%
Efficiency ratio (b)	42.70	94.87	74.09	N/M	N/M	68.88

(dollar amounts in millions)	Business Bank	Retail Bank	Wealth Management	Finance	Other	Total
Nine Months Ended September 30, 2015
Earnings summary:
Net interest income (expense)	$1,117	$466	$133	$(471)	$11	$1,256
Provision for credit losses	116	(14)	(13)	—	(2)	87
Noninterest income	426	136	177	32	(2)	769
Noninterest expenses	572	542	225	(2)	8	1,345
Provision (benefit) for income taxes	289	26	35	(163)	1	188
Net income (loss)	$566	$48	$63	$(274)	$2	$405
Net credit-related charge-offs (recoveries)	$55	$3	$(8)	$—	$—	$50

Selected average balances:
Assets	$39,567	$6,449	$5,137	$11,593	$6,942	$69,688
Loans	37,950	5,767	4,938	—	—	48,655
Deposits	30,607	22,746	4,082	146	270	57,851

Statistical data:
Return on average assets (a)	1.91%	0.28%	1.64%	N/M	N/M	0.78%
Efficiency ratio (b)	37.00	89.91	71.98	N/M	N/M	66.25

(a)	Return on average assets is calculated based on the greater of average assets or average liabilities and attributed equity.

(b)	Noninterest expenses as a percentage of the sum of net interest income (fully taxable equivalent basis) and noninterest income excluding net securities gains.
N/M – not meaningful
The Corporation operates in three primary markets - Texas, California, and Michigan, as well as in Arizona and Florida, with select businesses operating in several other states, and in Canada and Mexico. The Corporation produces market segment results for the Corporation’s three primary geographic markets as well as Other Markets. Other Markets includes Florida, Arizona, the International Finance division and businesses with a national perspective. The Finance & Other category includes the Finance segment and the Other category as previously described. Market segment results are provided as supplemental information to the business segment results and may not meet all operating segment criteria as set forth in GAAP. For comparability purposes, amounts in all periods are based on market segments and methodologies in effect at September 30, 2016.
A discussion of the financial results and the factors impacting performance can be found in the section entitled "Market Segments" in the financial review.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

Market segment financial results are as follows:

(dollar amounts in millions)	Michigan	California	Texas	Other Markets	Finance & Other	Total
Three Months Ended September 30, 2016
Earnings summary:
Net interest income (expense)	$169	$181	$118	$90	$(108)	$450
Provision for credit losses	13	(4)	(3)	5	5	16
Noninterest income	82	44	33	97	16	272
Noninterest expenses	161	110	102	112	8	493
Provision (benefit) for income taxes	26	44	19	18	(43)	64
Net income (loss)	$51	$75	$33	$52	$(62)	$149
Net credit-related charge-offs (recoveries)	$1	$—	$10	$5	$—	$16

Selected average balances:
Assets	$13,174	$17,933	$11,014	$9,324	$21,464	$72,909
Loans	12,488	17,637	10,566	8,515	—	49,206
Deposits	21,944	17,674	9,860	8,225	362	58,065

Statistical data:
Return on average assets (a)	0.90%	1.61%	1.18%	2.23%	N/M	0.82%
Efficiency ratio (b)	64.10	48.56	67.29	59.87	N/M	68.15

(dollar amounts in millions)	Michigan	California	Texas	Other Markets	Finance & Other	Total
Three Months Ended September 30, 2015
Earnings summary:
Net interest income (expense)	$179	$186	$129	$87	$(159)	$422
Provision for credit losses	6	24	10	(11)	(3)	26
Noninterest income	84	38	34	96	8	260
Noninterest expenses	152	101	97	108	(1)	457
Provision (benefit) for income taxes	35	37	20	25	(54)	63
Net income (loss)	$70	$62	$36	$61	$(93)	$136
Net credit-related charge-offs (recoveries)	$9	$10	$4	$—	$—	$23

Selected average balances:
Assets	$13,856	$17,060	$11,578	$9,020	$19,819	$71,333
Loans	13,223	16,789	10,997	7,963	—	48,972
Deposits	21,946	18,371	10,753	7,602	468	59,140

Statistical data:
Return on average assets (a)	1.23%	1.27%	1.16%	2.70%	N/M	0.76%
Efficiency ratio (b)	57.42	45.19	59.48	59.00	N/M	66.87

(a)	Return on average assets is calculated based on the greater of average assets or average liabilities and attributed equity.

(b)	Noninterest expenses as a percentage of the sum of net interest income (fully taxable equivalent basis) and noninterest income excluding net securities gains.
N/M – not meaningful

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

(dollar amounts in millions)	Michigan	California	Texas	Other Markets	Finance & Other	Total
Nine Months Ended September 30, 2016
Earnings summary:
Net interest income (expense)	$509	$537	$360	$265	$(329)	$1,342
Provision for credit losses	10	8	199	(7)	3	213
Noninterest income	240	120	95	293	36	784
Noninterest expenses	471	333	316	332	17	1,469
Provision (benefit) for income taxes	90	118	(20)	64	(121)	131
Net income (loss)	$178	$198	$(40)	$169	$(192)	$313
Net credit-related charge-offs (recoveries)	$6	$25	$88	$2	$—	$121

Selected average balances:
Assets	$13,291	$17,824	$11,198	$9,044	$19,585	$70,942
Loans	12,640	17,544	10,722	8,117	—	49,023
Deposits	21,731	17,089	10,095	7,855	332	57,102

Statistical data:
Return on average assets (a)	1.06%	1.46%	(0.45)%	2.48%	N/M	0.59%
Efficiency ratio (b)	62.60	50.63	69.16	59.36	N/M	68.88

(dollar amounts in millions)	Michigan	California	Texas	Other Markets	Finance & Other	Total
Nine Months Ended September 30, 2015
Earnings summary:
Net interest income (expense)	$533	$542	$390	$251	$(460)	$1,256
Provision for credit losses	(15)	24	74	6	(2)	87
Noninterest income	249	109	99	282	30	769
Noninterest expenses	433	298	286	322	6	1,345
Provision (benefit) for income taxes	122	123	48	57	(162)	188
Net income (loss)	$242	$206	$81	$148	$(272)	$405
Net credit-related charge-offs (recoveries)	$10	$16	$13	$11	$—	$50

Selected average balances:
Assets	$13,815	$16,741	$11,880	$8,717	$18,535	$69,688
Loans	13,245	16,473	11,260	7,677	—	48,655
Deposits	21,788	17,500	10,907	7,240	416	57,851

Statistical data:
Return on average assets (a)	1.42%	1.47%	0.87%	2.26%	N/M	0.78%
Efficiency ratio (b)	55.18	45.74	58.32	60.23	N/M	66.25

(a)	Return on average assets is calculated based on the greater of average assets or average liabilities and attributed equity.

(b)	Noninterest expenses as a percentage of the sum of net interest income (fully taxable equivalent basis) and noninterest income excluding net securities gains.
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

RESULTS OF OPERATIONS
Net income for the three months ended September 30, 2016 was $149 million, an increase of $13 million from $136 million reported for the three months ended September 30, 2015. Excluding the after-tax impact of the third quarter 2016 restructuring charges associated with the Corporation's efficiency and revenue initiative ("GEAR Up") of $13 million, or $0.08 per share, net income increased $26 million, primarily reflecting an increase in net interest income and a lower provision for credit losses. Net income per diluted common share was $0.84 and $0.74 for the three months ended September 30, 2016 and 2015, respectively, and average diluted common shares were 176 million and 181 million for each respective period. More information regarding GEAR Up is provided under the "Growth in Efficiency and Revenue Initiative" subheading below.
Net income for the nine months ended September 30, 2016 was $313 million, a decrease of $92 million from $405 million reported for the nine months ended September 30, 2015. Excluding the after-tax impact of 2016 GEAR Up restructuring charges of $46 million, or $0.27 per share, net income decreased $46 million, primarily reflecting an increase in the provision for credit losses and a benefit to the prior year from a net release of litigation reserves, partially offset by an increase in net interest income. Net income per diluted common share was $1.76 and $2.20 for the nine months ended September 30, 2016 and 2015, respectively. Average diluted common shares were 176 million and 182 million for the nine months ended September 30, 2016 and 2015, respectively.
Growth in Efficiency and Revenue Initiative
The Corporation recently announced additional GEAR Up actions that are expected to add approximately $40 million of additional savings to the target. The GEAR Up initiative now includes expected pre-tax benefits, before restructuring charges, of approximately $180 million in full-year 2017 and $270 million in full-year 2018. Additional initiatives include a new retirement program for most employees that will replace the current pension plan and retirement account plan, effective January 1, 2017. Active pension plan participants age 60 or older as of December 31, 2016 and current retirees will not be impacted. Based on current actuarial assumptions, this initiative is expected to reduce full-year 2016 pension expense from $14 million to $7 million, resulting in a $4 million benefit in the fourth quarter 2016, and generate annual savings of approximately $35 million in full-year 2017, relative to 2016 expected retirement expense prior to the change. For further information concerning the Corporation's retirement benefit plans, refer to note 10 to the consolidated financial statements.

•
Expense reductions are expected to save approximately $25 million in the fourth quarter 2016, approximately $150 million in full-year 2017, and approximately $200 million in full-year 2018. This is to be achieved through a reduction in workforce, the new retirement program discussed above, streamlining operational processes, real estate optimization including consolidating banking centers as well as reducing office and operations space, selective outsourcing of technology functions and reduction of technology system applications.

◦
As a result of GEAR Up, the Corporation announced the consolidation of 38 banking centers, of which 19 will be consolidated by the end of 2016 and the remainder before the end of the second quarter 2017. Approximately 30 percent of managerial positions have been removed and nearly 700 employees have been notified that their positions are being eliminated.

•
Revenue enhancements are expected to gradually ramp-up to approximately $30 million in full-year 2017, gradually increasing to approximately $70 million in full-year 2018, through expanded product offerings, enhanced sales tools and training and improved customer analytics to drive opportunities.

•
Pre-tax restructuring charges of $140 million to $160 million in total are expected to be incurred through 2018, including an estimated $103 million to $108 million by year-end 2016. Restructuring charges totaling $73 million were incurred through September 30, 2016. For additional information regarding restructuring charges, refer to note 13 to the consolidated financial statements.

Fourth Quarter 2016 Outlook Compared to Third Quarter 2016
Management expectations for fourth quarter 2016 compared to third quarter 2016, assuming a continuation of the current economic and low-rate environment, are as follows:

•
Average loans stable, reflecting growth in National Dealer Services, Technology and Life Sciences and small increases in several other lines of business, offset by seasonality in Mortgage Banker and a continued decline in Energy.

•	Net interest income slightly higher, reflecting benefits from a decline in wholesale funding costs and an increase in LIBOR.

•	Provision for credit losses expected to remain low, with net charge-offs below historical norms. Provision and net charge-offs expected to be between second quarter 2016 and third quarter 2016 levels.

•	Noninterest income relatively stable, excluding income from bank-owned life insurance and deferred compensation asset returns, with fee income expected to remain strong at third quarter 2016 levels.

•
Noninterest expenses lower, excluding an estimated $30 million to $35 million in restructuring expense, with GEAR Up expense savings of approximately $25 million, primarily salaries and benefits (including pension); seasonal increases in outside processing, marketing and occupancy expected to be partially offset by third quarter 2016 level of deferred compensation expense not expected to repeat.

•	Income tax expense to approximate 30 percent of pre-tax income.
Net Interest Income
The "Quarterly Analysis of Net Interest Income & Rate/Volume" table that follows provides an analysis of net interest income for the three months ended September 30, 2016 and 2015 and details the components of the change in net interest income for the three months ended September 30, 2016 compared to the same period in the prior year.
Quarterly Analysis of Net Interest Income & Rate/Volume

	Three Months Ended
	September 30, 2016			September 30, 2015
(dollar amounts in millions)	Average Balance	Interest	Average Rate (a)	Average Balance	Interest	Average Rate (a)
Commercial loans	$31,132	$253	3.25%	$31,900	$243	3.04%
Real estate construction loans	2,646	24	3.57	1,833	16	3.47
Commercial mortgage loans	9,012	78	3.43	8,691	74	3.39
Lease financing	662	5	3.30	788	6	3.16
International loans	1,349	12	3.56	1,401	13	3.51
Residential mortgage loans	1,883	18	3.74	1,882	18	3.79
Consumer loans	2,522	21	3.31	2,477	20	3.21
Total loans	49,206	411	3.33	48,972	390	3.17

Mortgage-backed securities (b)	9,359	50	2.17	9,099	50	2.21
Other investment securities	3,014	11	1.51	1,133	4	1.26
Total investment securities (b)	12,373	61	2.01	10,232	54	2.11

Interest-bearing deposits with banks	5,967	8	0.51	6,869	4	0.25
Other short-term investments	102	—	0.43	118	—	0.82
Total earning assets	67,648	480	2.84	66,191	448	2.70

Cash and due from banks	1,152			1,095
Allowance for loan losses	(749)			(628)
Accrued income and other assets	4,858			4,675
Total assets	$72,909			$71,333

Money market and interest-bearing checking deposits	$22,415	7	0.12	$24,298	7	0.11
Savings deposits	2,042	—	0.03	1,860	—	0.02
Customer certificates of deposit	3,129	3	0.40	4,232	4	0.37
Foreign office time deposits	25	—	0.37	127	—	0.70
Total interest-bearing deposits	27,611	10	0.14	30,517	11	0.14
Short-term borrowings	17	—	0.47	91	—	0.04
Medium- and long-term debt	5,907	20	1.36	3,175	15	1.85
Total interest-bearing sources	33,535	30	0.36	33,783	26	0.30

Noninterest-bearing deposits	30,454			28,623
Accrued expenses and other liabilities	1,243			1,368
Total shareholders’ equity	7,677			7,559
Total liabilities and shareholders’ equity	$72,909			$71,333

Net interest income/rate spread		$450	2.48		$422	2.40

Impact of net noninterest-bearing sources of funds			0.18			0.14
Net interest margin (as a percentage of average earning assets)			2.66%			2.54%

(a)	Fully taxable equivalent.

(b)	Includes investment securities available-for-sale and investment securities held-to-maturity.

Quarterly Analysis of Net Interest Income & Rate/Volume (continued)

	Three Months Ended
	September 30, 2016/September 30, 2015
(in millions)	Increase (Decrease) Due to Rate	Increase (Decrease) Due to Volume (a)	Net Increase (Decrease)
Interest Income:
Loans	$18	$3	$21
Investment securities (b)	—	7	7
Interest-bearing deposits with banks	5	(1)	4
Total interest income	23	9	32
Interest Expense:
Interest-bearing deposits	1	(2)	(1)
Medium- and long-term debt	3	2	5
Total interest expense	4	—	4
Net interest income	$19	$9	$28

(a)	Rate/volume variances are allocated to variances due to volume.

(b)	Includes investment securities available-for-sale and investment securities held-to-maturity.
Net interest income was $450 million for the three months ended September 30, 2016, an increase of $28 million compared to $422 million for the three months ended September 30, 2015. The increase in net interest income resulted primarily from the impact of higher yields on loans and Federal Reserve Bank (FRB) deposits, reflecting the benefit from the December 2015 short-term rate increase and increases in LIBOR rates, a larger investment securities portfolio and loan growth, partially offset by higher funding costs, primarily the result of higher costs on variable-rate debt tied to LIBOR rates and new Federal Home Loan Bank (FHLB) borrowings in the second quarter 2016. Average earning assets increased $1.4 billion, or 2 percent, to $67.6 billion, compared to $66.2 billion for the same period in 2015. The increase in average earning assets primarily reflected increases of $2.1 billion in average investment securities and $234 million in average loans, partially offset by a decrease of $902 million in average FRB deposits, included in "interest-bearing deposits with banks" on the consolidated balance sheets. The net interest margin (FTE) for the three months ended September 30, 2016 increased 12 basis points to 2.66 percent, from 2.54 percent for the comparable period in 2015, primarily from higher yields on loans and the reinvestment of FRB deposits into higher yielding Treasury securities, partially offset by the impact of higher funding costs. The increase in loan yields primarily reflected the benefit from the increase in short-term rates, partially offset by the impact of a higher level of nonaccrual loans in the three months ended September 30, 2016, compared to the same period in the prior year.

Year-to-Date Analysis of Net Interest Income & Rate/Volume

	Nine Months Ended
	September 30, 2016			September 30, 2015
(dollar amounts in millions)	Average Balance	Interest	Average Rate (a)	Average Balance	Interest	Average Rate (a)
Commercial loans	$31,152	$753	3.24%	$31,596	$718	3.05%
Real estate construction loans	2,397	65	3.61	1,859	48	3.44
Commercial mortgage loans	9,002	236	3.50	8,648	220	3.40
Lease financing	706	15	2.86	793	19	3.13
International loans	1,388	38	3.61	1,455	39	3.63
Residential mortgage loans	1,885	54	3.81	1,872	53	3.78
Consumer loans	2,493	62	3.34	2,432	59	3.23
Total loans	49,023	1,223	3.34	48,655	1,156	3.19

Mortgage-backed securities (b)	9,347	152	2.20	9,076	151	2.23
Other investment securities	3,008	33	1.50	950	9	1.18
Total investment securities (b)	12,355	185	2.03	10,026	160	2.13

Interest-bearing deposits with banks	4,313	16	0.50	5,774	11	0.25
Other short-term investments	105	1	0.65	106	—	0.78
Total earning assets	65,796	1,425	2.90	64,561	1,327	2.76

Cash and due from banks	1,098			1,054
Allowance for loan losses	(726)			(614)
Accrued income and other assets	4,774			4,687
Total assets	$70,942			$69,688

Money market and interest-bearing checking deposits	$22,797	20	0.11	$23,973	20	0.11
Savings deposits	1,996	—	0.02	1,827	—	0.02
Customer certificates of deposit	3,308	10	0.40	4,359	12	0.37
Foreign office and other time deposits	35	—	0.34	123	1	1.13
Total interest-bearing deposits	28,136	30	0.14	30,282	33	0.14
Short-term borrowings	180	—	0.45	93	—	0.05
Medium- and long-term debt	4,695	53	1.51	2,843	38	1.80
Total interest-bearing sources	33,011	83	0.33	33,218	71	0.28

Noninterest-bearing deposits	28,966			27,569
Accrued expenses and other liabilities	1,311			1,393
Total shareholders’ equity	7,654			7,508
Total liabilities and shareholders’ equity	$70,942			$69,688

Net interest income/rate spread		$1,342	2.57		$1,256	2.48

Impact of net noninterest-bearing sources of funds			0.17			0.13
Net interest margin (as a percentage of average earning assets			2.74%			2.61%

(a)	Fully taxable equivalent.

(b)	Includes investment securities available-for-sale and investment securities held-to-maturity.

Year-to-Date Analysis of Net Interest Income & Rate/Volume

	Nine Months Ended
	September 30, 2016/September 30, 2015
(in millions)	Increase (Decrease) Due to Rate	Increase (Decrease) Due to Volume (a)	Net Increase (Decrease)
Interest Income:
Loans	$55	$12	$67
Investment securities (b)	—	25	25
Interest-bearing deposits with banks	11	(5)	6
Total interest income	66	32	98
Interest Expense:
Interest-bearing deposits	1	(4)	(3)
Medium- and long-term debt	6	9	15
Total interest expense	7	5	12
Net interest income	$59	$27	$86

(a)	Rate/volume variances are allocated to variances due to volume.

(b)	Includes investment securities available-for-sale and investment securities held-to-maturity.
Net interest income was $1.3 billion for the nine months ended September 30, 2016, an increase of $86 million compared to the nine months ended September 30, 2015. The increase in net interest income resulted primarily from the same reasons as described in the quarterly discussion above, as well as the benefit of one additional day in 2016. Average earning assets increased $1.2 billion, or 2 percent, to $65.8 billion for the nine months ended September 30, 2016, compared to $64.6 billion for the same period in 2015. The increase in average earning assets primarily reflected increases of $2.3 billion in average investment securities and $368 million in average loans, partially offset by a decrease of $1.5 billion in average FRB deposits. The net interest margin (FTE) for the nine months ended September 30, 2016 increased 13 basis points to 2.74 percent, from 2.61 percent for the comparable period in 2015, primarily the result of the same reasons as described in the quarterly discussion above
For further discussion of the effects of market rates on net interest income, refer to the "Market and Liquidity Risk" section of this financial review.
Provision for Credit Losses
The provision for credit losses was $16 million and $26 million for the three-month periods ended September 30, 2016 and 2015, respectively, and $213 million and $87 million for the nine-month periods ended September 30, 2016 and 2015, respectively. The provision for credit losses includes both the provision for loan losses and the provision for credit losses on lending-related commitments.
The provision for loan losses is recorded to maintain the allowance for loan losses at the level deemed appropriate by the Corporation to cover probable credit losses inherent in the portfolio. The provision for loan losses was $14 million for the three months ended September 30, 2016, compared to $28 million for the three months ended September 30, 2015. The decrease in the provision primarily reflected decreases in Technology and Life Sciences and, to a lesser extent, Energy. The provision for loan losses was $202 million for the nine months ended September 30, 2016, an increase of $123 million compared to $79 million for the same period in the prior year. The increase in the provision was primarily driven by Energy and, to a lesser extent, general Middle Market and Small Business, partially offset by a lower provision for Technology and Life Sciences.
Net loan charge-offs in the three months ended September 30, 2016 decreased $7 million to $16 million, or 0.13 percent of average total loans, compared to $23 million, or 0.19 percent, for the three months ended September 30, 2015. The decrease in net loan charge-offs primarily reflected decreases in Technology and Life Sciences and general Middle Market, partially offset by increases in Energy and Corporate Banking. Net loan charge-offs in the nine months ended September 30, 2016 increased $61 million to $110 million, or 0.30 percent of average total loans, compared to $49 million, or 0.14 percent, for the nine months ended September 30, 2015. Excluding Energy, net loan charge-offs in the nine months ended September 30, 2016 totaled $35 million, or 0.15 percent of average total loans. The increase in net loan charge-offs primarily reflected increases in Energy and Private Banking, partially offset by decreases in general Middle Market and Technology and Life Sciences.
The provision for credit losses on lending-related commitments is recorded to maintain the allowance for credit losses on lending-related commitments at the level deemed appropriate by the Corporation to cover probable credit losses inherent in lending-related commitments. The provision for credit losses on lending-related commitments was $2 million in the three months ended September 30, 2016, compared to a benefit of $2 million in the three months ended September 30, 2015. The provision for credit losses on lending-related commitments was $11 million for the nine months ended September 30, 2016 compared to $8 million for the same period in 2015. There were no lending-related commitment charge-offs for both the three-month periods ended September 30, 2016 and 2015, and charge-offs of $11 million and $1 million for the nine months ended September 30, 2016 and 2015, respectively. The lending-related commitment charge-offs of $11 million for the nine months ended September 30, 2016 were the result of sales of Corporate Banking and Energy unfunded commitments.
For further information regarding energy and energy-related loans, refer to the "Energy Lending" subheading in the "Risk Management" section of this financial review. An analysis of the allowance for credit losses and nonperforming assets is presented under the "Credit Risk" subheading in the "Risk Management" section of this financial review.
Noninterest Income

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2016	2015	2016	2015
Card fees	76	71	224	203
Service charges on deposit accounts	$55	$57	$165	$168
Fiduciary income	47	47	142	142
Commercial lending fees	26	22	68	69
Letter of credit fees	12	13	38	39
Bank-owned life insurance	12	10	30	29
Foreign exchange income	10	10	31	29
Brokerage fees	5	5	14	13
Net securities losses	—	—	(3)	(2)
Other noninterest income (a)	29	25	75	79
Total noninterest income	$272	$260	$784	$769

(a)	The table below provides further details on certain categories included in other noninterest income.
Noninterest income increased $12 million to $272 million for the three months ended September 30, 2016, compared to $260 million for the same period in 2015, primarily reflecting increases in card fees, due to volume-driven increases from merchant payment processing services and government card programs, and commercial lending fees, largely due to an increase in syndication agent fees. The increase in other noninterest income (refer to the table below) was primarily the result of an increase in deferred compensation asset returns (which offsets an increase in deferred compensation plan expense included in noninterest expenses).
Noninterest income increased $15 million to $784 million for the nine months ended September 30, 2016, compared to $769 million for the same period in 2015, primarily due to an increase in card fees, partially offset by decreases in other noninterest income and service charges on deposit accounts. The increase in card fees was largely for the same reasons as described in the quarterly discussion above. The decrease in other noninterest income (refer to table below) primarily reflected decreases in investment banking fees and income from unconsolidated subsidiaries, partially offset by an increase in deferred compensation asset returns. The decrease in income from unconsolidated subsidiaries primarily reflected the termination of a joint venture with a payment processor in the second quarter 2015 and was more than offset by the increase in merchant payment processing services revenue included in card fees.
The following table illustrates certain categories included in "other noninterest income" on the consolidated statements of comprehensive income.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2016	2015	2016	2015
Customer derivative income	$6	$5	$15	$13
Deferred compensation asset returns (a)	2	(4)	2	(2)
Insurance commissions	3	2	8	7
Securities trading income	—	1	4	6
Investment banking fees	3	2	6	11
Risk management hedge income	—	3	4	2
Income from principal investing and warrants	3	5	5	6
Income (loss) from unconsolidated subsidiaries	(1)	—	(2)	3
All other noninterest income	13	11	33	33
Other noninterest income	$29	$25	$75	$79

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

Noninterest Expenses

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2016	2015	2016	2015
Salaries and benefits expense	$247	$243	$742	$747
Outside processing fee expense	86	83	247	239
Net occupancy expense	40	41	117	118
Equipment expense	13	13	40	39
Restructuring charges	20	—	73	—
Software expense	31	26	90	73
FDIC insurance expense	14	9	39	27
Advertising expense	5	6	15	17
Litigation-related expense	—	(3)	—	(32)
Other noninterest expenses	37	39	106	117
Total noninterest expenses	$493	$457	$1,469	$1,345
Noninterest expenses increased $36 million to $493 million for the three months ended September 30, 2016, compared to $457 million for the same period in 2015. Noninterest expenses increased $16 million excluding the third quarter 2016 restructuring charges of $20 million. The remaining increase primarily reflected increases in technology-related software expense, FDIC insurance premiums and salaries and benefits expense. The increase in salaries and benefits expense of $4 million primarily reflected an increase in deferred compensation plan expense (offset by an increase in deferred compensation asset returns included in noninterest income).
Noninterest expenses increased $124 million to $1.5 billion for the nine months ended September 30, 2016, compared to $1.3 billion for the same period in 2015. Noninterest expenses increased $51 million excluding 2016 restructuring charges of $73 million. The remaining increase primarily reflected the benefit to 2015 from a $32 million net release of litigation reserves, increases in technology-related software expense, FDIC insurance premiums, and higher outside processing fee expense related to revenue generating activities, partially offset by a $6 million increase in benefit from the sales of leased assets included in other noninterest expenses and a decrease in salaries and benefits expense. The $5 million decrease in salaries and benefits expense primarily reflected a decrease in pension expense, partially offset by an increase in regular salaries, mostly due to the impact of merit increases and one more day in 2016, and an increase in deferred compensation plan expense.
For further information about restructuring charges associated with the GEAR Up initiative, see Note 13 in the Notes to Consolidated Financial Statements.
Provision for Income Taxes
The provision for income taxes was $64 million and $63 million for the three-month periods ended September 30, 2016 and 2015, respectively, and $131 million and $188 million for the nine-month periods ended September 30, 2016 and 2015, respectively. The provision for income taxes for the three months ended September 30, 2016 included a benefit of $4 million from the early termination of certain leveraged lease transactions. The provision for income taxes for the nine months ended September 30, 2016 included a benefit of $9 million from the early termination of certain leveraged lease transactions as well as a $4 million charge related to certain tax reserves.
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
Business Segments
The Corporation's operations are strategically aligned into three major business segments: the Business Bank, the Retail Bank and Wealth Management. These business segments are differentiated based upon the products and services provided. In addition to the three major business segments, Finance is also reported as a segment. The Other category includes items not directly associated with these business segments or the Finance segment. The performance of the business segments is not comparable with the Corporation's consolidated results and is not necessarily comparable with similar information for any other financial institution. Additionally, because of the interrelationships of the various segments, the information presented is not indicative of how the segments would perform if they operated as independent entities. Note 14 to the consolidated financial statements describes the business activities of each business segment and presents financial results of these business segments for the three- and nine-month periods ended September 30, 2016 and 2015.
The following table presents net income (loss) by business segment.

	Nine Months Ended September 30,
(dollar amounts in millions)	2016		2015
Business Bank	$442	87%	$566	84%
Retail Bank	10	2	48	7
Wealth Management	53	11	63	9
	505	100%	677	100%
Finance	(191)		(274)
Other (a)	(1)		2
Total	$313		$405
(a)    Includes items not directly associated with the three major business segments or the Finance Division.
The Business Bank's net income of $442 million for the nine months ended September 30, 2016 decreased $124 million compared to the nine months ended September 30, 2015. Net interest income of $1.1 billion for the nine months ended September 30, 2016 decreased $40 million compared to the same period in the prior year, primarily reflecting an increase in net funds transfer pricing (FTP) charges, partially offset by an increase in loan yields, the benefit provided by a $176 million increase in average loans and one additional day in 2016. The increase in net FTP charges primarily reflected an increase in the cost of funds due to the increase in short-term market rates, lower funding credits due to a $1.4 billion decrease in average deposits, and the new 2016 FTP charges for LCR as described above. The provision for credit losses increased $84 million to $200 million for the nine months ended September 30, 2016, compared to the same period in the prior year. The increase in the provision primarily reflected the increased reserves for energy and energy-related loans. To a lesser extent, general Middle Market and Corporate Banking contributed to the increase in the provision. These increases were partially offset by improvements in credit quality in the remainder of the portfolio. Net credit-related charge-offs of $113 million increased $58 million in the nine months ended September 30, 2016, compared to the same period in the prior year, primarily reflecting increases in Energy, partially offset by decreases in in general Middle Market and Technology and Life Sciences. Noninterest income for the nine months ended September 30, 2016 was unchanged from the comparable period in the prior year, primarily reflecting decreases of $5 million in investment banking fees, $5 million in income from unconsolidated subsidiaries (largely related to the exit in the second quarter 2015 from a joint venture that provided merchant payment processing services), and small decreases in several other categories of noninterest income, offset by a $15 million increase in card fees. Noninterest expenses for the nine months ended September 30, 2016 increased $72 million compared to the same period in the prior year. Excluding restructuring charges of $36 million and the impact of a $30 million net release of litigation reserves in second quarter 2015, noninterest expenses remained stable, primarily reflecting a $15 million increase in allocated corporate expenses, largely due to increased technology expenses, and higher FDIC insurance expense, partially offset by the benefit from a $6 million increase in gains from the sales of leased assets, lower salaries and benefits expense and smaller decreases in several other categories of noninterest expense.
Net income for the Retail Bank of $10 million for the nine months ended September 30, 2016 decreased $38 million, compared to $48 million for the nine months ended September 30, 2015. Net interest income of $466 million for the nine months ended September 30, 2016 remained unchanged compared to the same period in the prior year, primarily reflecting higher FTP funding costs due to an increase in short-term lending rates, partially offset by the benefit from a $105 million increase in average loans, an increase in loan yields and one additional day in 2016. The FTP benefit provided by a $692 million increase in average deposits was more than offset by a lower deposit crediting rate. The provision for credit losses increased $27 million to $13 million for the nine months ended September 30, 2016, compared to a $14 million benefit in the comparable period in the prior year, primarily reflecting an increase in Small Business. Net credit-related charge-offs were $6 million for the nine months ended September 30, 2016 compared to $3 million in the same period for the prior year. Noninterest income of $141 million for the nine months ended September 30, 2016 increased $5 million compared to the comparable period in the prior year, primarily due to a $4 million increase in card fees and smaller increases in several other fee categories, partially offset by a $2 million increase in securities losses and a $2 million decrease in service charges on deposit accounts. Noninterest expenses of $579 million for the nine months ended September 30, 2016 increased $37 million from the comparable period in the prior year. Excluding restructuring charges of $27 million, noninterest expense increased $10 million, primarily reflecting a $9 million increase in allocated corporate expenses and small increases in several categories of noninterest expenses, partially offset by a $7 million decrease in salaries and benefits expense.
Wealth Management's net income of $53 million for the nine months ended September 30, 2016 decreased $10 million, compared to $63 million for the nine months ended September 30, 2015. Net interest income of $128 million for the nine months ended September 30, 2016 decreased $5 million compared to the same period in the prior year, primarily reflecting higher FTP funding costs due to an increase in short-term lending rates, partially offset by the benefit from a $87 million increase in average loans and an increase in loan yields. The FTP benefit provided by a $55 million increase in average deposits was more than offset by a lower deposit crediting rate. The provision for credit losses was a benefit of $3 million for the nine months ended September 30, 2016, compared to a benefit of $13 million for the same period in the prior year, primarily due to the benefit to the prior year from net loan recoveries in Private Banking. Net credit-related charge-offs were $2 million for the nine months ended September 30, 2016, compared to net loan recoveries of $8 million in the same period for the prior year. Noninterest income of $181 million for the nine months ended September 30, 2016 increased $4 million compared to the comparable period in the prior year, primarily reflecting a $2 million securities loss in the prior year period and smaller increases in several other fee categories. Noninterest expenses of $229 million for the nine months ended September 30, 2016 increased $4 million from the comparable period in the prior year. Excluding restructuring charges of $10 million, noninterest expenses decreased $6 million, primarily reflecting a $6 million decrease in salaries and benefits expense as well as smaller increases in several other categories, partially offset by a $4 million increase in allocated corporate expenses.
The net loss in the Finance segment was $191 million for the nine months ended September 30, 2016, compared to a net loss of $274 million for the nine months ended September 30, 2015. Net interest expense of $346 million for the nine months ended September 30, 2016 decreased $125 million, compared to the nine months ended September 30, 2015, primarily reflecting a decrease in net FTP expense as a result of higher rates charged to the business segments under the Corporation's internal FTP methodology, as well as an increase due to a larger investment securities portfolio.
Market Segments
Market segment results are provided for the Corporation's three largest geographic markets: Michigan, California and Texas. In addition to the three largest geographic markets, Other Markets is also reported as a market segment. The Finance & Other category includes the Finance segment and the Other category as previously described in the "Business Segments" section of this financial review. Note 14 to these consolidated financial statements presents a description of each of these market segments as well as the financial results for the three- and nine-month periods ended September 30, 2016 and 2015.
The following table presents net income (loss) by market segment.

	Nine Months Ended September 30,
(dollar amounts in millions)	2016		2015
Michigan	$178	35%	$242	36%
California	198	40	206	30
Texas	(40)	(8)	81	12
Other Markets	169	33	148	22
	505	100%	677	100%
Finance & Other (a)	(192)		(272)
Total	$313		$405
(a)    Includes items not directly associated with the market segments.
The Michigan market's net income of $178 million for the nine months ended September 30, 2016 decreased $64 million, compared to $242 million for the nine months ended September 30, 2015. Net interest income of $509 million for the nine months ended September 30, 2016 decreased $24 million from the comparable period in the prior year, primarily due to an increase in net FTP funding charges, reflecting higher FTP funding costs and the new FTP charges related to LCR, as well as lower FTP credits reflecting a lower deposit crediting rate and the impact of a $57 million decrease in average deposits, as well as the impact of a $605 million decrease in average loans, partially offset by an increase in loan yields and one more day in 2016. The provision for credit losses was $10 million for the nine months ended September 30, 2016, compared to a benefit of $15 million for the comparable period in the prior year. The increase in the provision primarily reflected an increase in Corporate Banking, partially offset by a decrease in general Middle Market. Net credit-related charge-offs were $6 million for the nine months ended September 30, 2016, compared to $10 million for the comparable period in the prior year, primarily reflecting decreases in general Middle Market and Commercial Real Estate, partially offset by an increase in Corporate Banking. Noninterest income of $240 million for the nine months ended September 30, 2016 decreased $9 million from the comparable period in the prior year, primarily reflecting a $3 million decrease in service charges on deposit accounts and small decreases in several noninterest income categories, partially offset by a $4 million increase in card fees. Noninterest expenses of $471 million for the nine months ended September 30, 2016 increased $38 million from the comparable period in the prior year. Excluding restructuring charges of $20 million for the nine months ended September 30, 2016 and the impact of a $30 million net release of litigation reserves in second quarter 2015, noninterest expenses decreased $12 million, primarily reflecting the benefit from a $6 million increase in gains from the sales of leased assets, a $6 million decrease in salaries and benefits expense and smaller decreases in most other noninterest expense categories.

The California market's net income of $198 million decreased $8 million in the nine months ended September 30, 2016, compared to $206 million for the nine months ended September 30, 2015. Net interest income of $537 million for the nine months ended September 30, 2016 decreased $5 million from the comparable period in the prior year, as an increase in net FTP funding charges, primarily for the same reasons as discussed above, were partially offset by the benefits provided by a $1.1 billion increase in average loans, higher loan yields, and one more day in 2016. Average deposits declined $411 million. The provision for credit losses was $8 million for the nine months ended September 30, 2016, compared to $24 million for the comparable period in the prior year, primarily reflecting a decrease in Technology and Life Sciences, partially offset by an increase in general Middle Market. Net credit-related charge-offs of $25 million in the nine months ended September 30, 2016 increased $9 million compared to the nine months ended September 30, 2015, primarily reflecting increases in general Middle Market and Private Banking, partially offset by a decrease in Technology and Life Sciences. Noninterest income of $120 million for the nine months ended September 30, 2016 increased $11 million compared to the nine months ended September 30, 2015, primarily reflecting increases of $4 million in card fees, $3 million in warrant income, and smaller increases in several other fee categories. Noninterest expenses of $333 million for the nine months ended September 30, 2016 increased $35 million from the comparable period in the prior year. Excluding restructuring charges of $22 million, noninterest expense increased $13 million, primarily reflecting a $15 million increase in allocated corporate expenses, partially offset by smaller decreases in other noninterest expense categories.
The Texas market's net income decreased $121 million to a net loss of $40 million for the nine months ended September 30, 2016, compared to net income of $81 million for the nine months ended September 30, 2015. Net interest income of $360 million for the nine months ended September 30, 2016 decreased $30 million from the comparable period in the prior year, primarily due to an increase in net FTP funding charges, primarily for the same reasons as discussed above and the impact of a $538 million decrease in average loans, partially offset by higher loan yields and one additional day in 2016. Average deposits decreased $812 million. The provision for credit losses of $199 million for the nine months ended September 30, 2016 increased $125 million from the comparable period in the prior year, primarily reflecting increased reserves for energy and energy-related loans in the first quarter 2016, partially offset by a decrease in Technology and Life Sciences. Net credit-related charge-offs of $88 million for nine-month periods ended September 30, 2016 increased $75 million compared to the nine- months ended September 30, 2015, primarily reflecting an increase in Energy. Noninterest income of $95 million for the nine months ended September 30, 2016 decreased $4 million compared to the comparable period in the prior year, primarily due to a $4 million decrease in investment banking fees and a $3 million decrease in commercial lending fees, both declines largely driven by Energy, partially offset by a $3 million increase in card fees. Noninterest expenses of $316 million for the nine months ended September 30, 2016 increased $30 million compared to the nine months ended September 30, 2015. Excluding restructuring charges of $21 million, noninterest expense increased $9 million, primarily reflecting a $19 million increase in allocated corporate expenses, partially offset by a $7 million decrease in salaries and benefits expense.
Net income in Other Markets of $169 million for the nine months ended September 30, 2016 increased $21 million compared to $148 million for the nine months ended September 30, 2015. Net interest income of $265 million for the nine months ended September 30, 2016 increased $14 million from the comparable period in the prior year, primarily due to the FTP benefit provided by a $615 million increase in average deposits, the benefit provided by a $440 million increase in average loans, an increase in loan yields and one additional day in 2016, partially offset by higher FTP funding costs due to an increase in short-term lending rates and the new FTP charges related to LCR. The provision for credit losses decreased $13 million to a benefit of $7 million in the nine months ended September 30, 2016, compared to a provision of $6 million for the same period in the prior year, primarily reflecting decreases in Corporate Banking, Mortgage Banker Finance, Environmental Services and Commercial Real Estate, partially offset by a increases in Private Banking and Small Business. Net credit-related charge-offs were $2 million for the nine months ended September 30, 2016, compared to net charge-offs of $11 million for the comparable period in the prior year, primarily reflecting decreases in Corporate Banking and Technology and Life Sciences, partially offset by an increase in Private Banking, primarily due to a benefit to the prior year from net loan recoveries. Noninterest income of $293 million for the nine months ended September 30, 2016 increased $11 million from the comparable period in the prior year, primarily reflecting a $9 million increase in card fees, a $2 million securities loss in the prior year period, and smaller increases in several other noninterest income categories, partially offset by a decrease in warrant income. Noninterest expenses of $332 million for the nine months ended September 30, 2016 increased $10 million compared to the same period in the prior year. Excluding restructuring charges of $10 million, noninterest expense was unchanged, as an $8 million increase in outside processing expenses tied to revenue generating activities was mostly offset by small decreases in several categories of noninterest expense.
The net loss for the Finance & Other category of $192 million in the nine months ended September 30, 2016 decreased $80 million compared to the nine months ended September 30, 2015. For further information, refer to the Finance segment discussion under the "Business Segments" subheading above.

The following table lists the Corporation's banking centers by geographic market segment.

	September 30,
	2016	2015
Michigan	213	214
Texas	131	133
California	102	103
Other Markets:
Arizona	19	19
Florida	7	7
Canada	1	1
Total	473	477

FINANCIAL CONDITION
Total assets were $74.1 billion at September 30, 2016, an increase of $2.2 billion from $71.9 billion at December 31, 2015, primarily reflecting increases of $1.8 billion in interest-bearing deposits with banks, $316 million in accrued income and other assets, and $190 million in total loans. On an average basis, total assets increased $1.0 billion to $72.9 billion in the third quarter 2016, compared to $71.9 billion in the fourth quarter 2015, resulting primarily from increases of $1.5 billion in average investment securities and $658 million in average loans, partially offset by a decrease of $1.3 billion in average interest-bearing deposits with banks.
The following tables provide information about the change in the Corporation's average loan portfolio in the third quarter 2016, compared to the fourth quarter 2015.

	Three Months Ended			Percent Change
(dollar amounts in millions)	September 30, 2016	December 31, 2015	Change
Average Loans:
Commercial loans by business line:
General Middle Market	$9,763	$10,009	$(246)	(2)%
National Dealer Services	4,628	4,469	159	4
Energy	2,567	3,142	(575)	(18)
Technology and Life Sciences	2,974	3,156	(182)	(6)
Environmental Services	884	827	57	7
Entertainment	638	684	(46)	(7)
Total Middle Market	21,454	22,287	(833)	(4)
Corporate Banking	2,859	2,887	(28)	(1)
Mortgage Banker Finance	2,544	1,742	802	46
Commercial Real Estate	949	955	(6)	(1)
Total Business Bank commercial loans	27,806	27,871	(65)	—
Total Retail Bank commercial loans	1,894	1,957	(63)	(3)
Total Wealth Management commercial loans	1,432	1,391	41	3
Total commercial loans	31,132	31,219	(87)	—
Real estate construction loans	2,646	1,961	685	35
Commercial mortgage loans	9,012	8,842	170	2
Lease financing	662	750	(88)	(12)
International loans	1,349	1,402	(53)	(4)
Residential mortgage loans	1,883	1,896	(13)	(1)
Consumer loans	2,522	2,478	44	2
Total loans	$49,206	$48,548	$658	1%
Average Loans By Geographic Market:
Michigan	$12,488	$12,986	$(498)	(4)%
California	17,637	17,033	604	4
Texas	10,566	10,894	(328)	(3)
Other Markets	8,515	7,635	880	12
Total loans	$49,206	$48,548	$658	1%
In general, Middle Market serves customers with annual revenue between $20 million and $500 million, while Corporate serves customers with revenue over $500 million. Changes in average total loans by geographic market are provided in the table above.
Investment securities decreased $16 million to $12.5 billion at September 30, 2016, compared to December 31, 2015. Net unrealized gains on investment securities available-for-sale increased $140 million to a net unrealized gain of $168 million at September 30, 2016, compared to $28 million at December 31, 2015. On an average basis, investment securities increased $1.5 billion in the third quarter 2016, compared to the fourth quarter 2015, primarily reflecting the purchase of approximately $2.2 billion of U.S. Treasury securities in the fourth quarter 2015, largely from the reinvestment of Federal Reserve Bank deposits into higher yielding securities.
Total liabilities increased $2.1 billion to $66.4 billion at September 30, 2016, compared to $64.3 billion at December 31, 2015, primarily reflecting an increase of $2.8 billion in medium- and long-term debt, partially offset by a decrease of $592 million in total deposits. The increase in medium- and long-term debt primarily reflected the addition of $2.8 billion of 10-year, floating rate Federal Home Loan Bank (FHLB) advances during the second quarter 2016. The decrease in total deposits primarily reflected decreases of $1.1 billion in money market and interest-bearing checking deposits and $585 million in customer certificates of deposit partially offset by an increase of $937 million in noninterest-bearing deposits. On an average basis, total liabilities increased $938 million in the third quarter 2016, compared to the fourth quarter 2015, primarily due to the second quarter 2016 addition of $2.8 billion of FHLB advances, as discussed above, partially offset by a decrease of $1.7 billion in total deposits, comprising a $2.5 billion decrease in interest-bearing deposits and an increase of $827 million in noninterest-bearing deposits. The decrease in average total deposits primarily reflected seasonality, and, to a lesser extent, purposeful pricing discipline and strategic actions in light of new LCR rules, with the largest decreases in Corporate Banking ($1.4 billion), Municipalities ($717 million), and the Financial Services Division ($488 million) partially offset by increases in the remaining general Middle Market businesses ($550 million), Commercial Real Estate ($249 million), and Mortgage Banker Finance ($203 million). The Financial Services Division and Municipalities are included in general Middle Market.
Capital
Total shareholders' equity increased $167 million to $7.7 billion at September 30, 2016, compared to December 31, 2015. The following table presents a summary of changes in total shareholders' equity in the nine months ended September 30, 2016.

(in millions)
Balance at January 1, 2016		$7,560
Net income		313
Cash dividends declared on common stock		(115)
Purchase of common stock		(211)
Other comprehensive income:
Investment securities	$90
Defined benefit and other postretirement plans	47
Total other comprehensive income		137
Issuance of common stock under employee stock plans		13
Share-based compensation		30
Balance at September 30, 2016		$7,727
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
The Federal Reserve completed its 2016 CCAR review in June 2016 and did not object to the Corporation's 2016/2017 capital plan and capital distributions contemplated in the plan for the period ending June 30, 2017. The plan includes equity repurchases of up to $440 million for the four-quarter period commencing in the third quarter 2016 and ending in the second quarter 2017. In the third quarter 2016, the Corporation's repurchases under the equity repurchase program totaled $97 million. The timing and ultimate amount of future equity repurchases will be subject to various factors, including the Corporation's overall capital position, financial performance and market conditions, including interest rates. Restructuring charges associated with the GEAR Up initiative are not expected to impact the pace of repurchases.

On April 26, 2016 the Board of Directors of the Corporation (the Board) approved a 1-cent increase in the quarterly dividend to $0.22 per share, and on July 26, 2016, the Board further increased the quarterly dividend to $0.23 per share. Also on July 26, 2016 the Board authorized the repurchase of up to an additional 10.0 million shares of Comerica Incorporated outstanding common stock, in addition to the 5.7 million shares remaining at June 30, 2016 under the Board's prior authorizations for the equity repurchase program initially approved in November 2010. Including the July 26, 2016 authorization, a total of 50.3 million shares and 14.1 million warrants (12.1 million share-equivalents) have been authorized for repurchase under the equity repurchase program since its inception in 2010. There is no expiration date for the Corporation's equity repurchase program.

The following table summarizes the Corporation's repurchase activity during the nine months ended September 30, 2016.

(shares in thousands)	Total Number of Shares and Warrants Purchased as Part of Publicly Announced Repurchase Plans or Programs (a)	Remaining Repurchase Authorization (b)		Total Number of Shares and Warrants Purchased (c)	Average Price Paid Per Share
Total first quarter 2016	1,183	15,721		1,393	$35.26
Total second quarter 2016	1,483	14,238		1,488	43.78
July 2016	501	23,737	(d)	512	45.47
August 2016	1,622	22,114		1,622	45.72
September 2016	—	22,114		—	—
Total third quarter 2016	2,123	22,114		2,134	45.66
Total 2016 year-to-date	4,789	22,114		5,015	$42.22

(a)	The Corporation made no repurchases of warrants under the repurchase program during the nine months ended September 30, 2016.

(b)	Maximum number of shares and warrants that may yet be purchased under the publicly announced plans or programs.

(c)
Includes approximately 226,000 shares purchased pursuant to deferred compensation plans and shares purchased from employees to pay for taxes related to restricted stock vesting under the terms of an employee share-based compensation plan and 26 shares purchased by affiliated purchasers through employee benefits plan transactions during the nine months ended September 30, 2016. These transactions are not considered part of the Corporation's repurchase program.

(d)	Includes July 26, 2016 equity repurchase authorization for up to an additional 10 million shares.
The following table presents the minimum ratios required to be considered "adequately capitalized" as of September 30, 2016 and December 31, 2015.

	September 30, 2016		December 31, 2015
Common equity tier 1 capital to risk-weighted assets	4.50%	(a)	4.50%
Tier 1 capital to risk-weighed assets	6.00	(a)	6.00
Total capital to risk-weighted assets	8.00	(a)	8.00
Capital conservation buffer	0.625	(a)	—
Tier 1 capital to adjusted average assets (leverage ratio)	4.00		4.00

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

The Corporation's capital ratios exceeded minimum regulatory requirements as follows:

	September 30, 2016		December 31, 2015
(dollar amounts in millions)	Capital/Assets	Ratio	Capital/Assets	Ratio
Common equity tier 1 and tier 1 risk based (a)	$7,378	10.68%	$7,350	10.54%
Total risk-based (a)	8,860	12.82	8,852	12.69
Leverage (a)	7,378	10.14	7,350	10.22
Common equity	7,727	10.42	7,560	10.52
Tangible common equity (b)	7,081	9.64	6,911	9.70
Risk-weighted assets (a)	69,100		69,731

(a)	September 30, 2016 capital, risk-weighted assets and ratios are estimated.

(b)	See Supplemental Financial Data section for reconcilements of non-GAAP financial measures.
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

U.S. economic data for the third quarter of 2016 was consistent with an ongoing moderate expansion, following weaker Gross Domestic Product growth through the first half of the year. Job growth and employment rates continued to improve. Energy price levels remained stable. Looking ahead, the Corporation expects the U.S economy to continue to expand at a moderate pace through the end of 2016 and into 2017.
The allowance for loan losses was $727 million at September 30, 2016, compared to $634 million at December 31, 2015, an increase of $93 million, or 15 percent. The increase in the allowance for loan losses resulted primarily from a significant increase in reserves for energy and energy-related loans, partially offset by improved credit quality in the remainder of the portfolio. The increase in reserves for energy and energy-related loans reflected additional negative migration into criticized loans, primarily in the first quarter 2016, due to the deteriorating financial condition and increasing leverage of these borrowers, as well as an increased loss estimate in the event of default.
The allowance for credit losses on lending-related commitments includes specific allowances, based on individual evaluations of certain letters of credit in a manner consistent with business loans, and allowances based on the pool of the remaining letters of credit and all unused commitments to extend credit within each internal risk rating. The allowance for credit losses on lending-related commitments was $45 million at September 30, 2016 and December 31, 2015.
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
The following table presents a summary of nonperforming assets and past due loans.

(dollar amounts in millions)	September 30, 2016	December 31, 2015
Nonaccrual loans:
Business loans:
Commercial	$508	$238
Real estate construction	—	1
Commercial mortgage	44	60
Lease financing	6	6
International	19	8
Total nonaccrual business loans	577	313
Retail loans:
Residential mortgage	23	27
Consumer:
Home equity	27	27
Other consumer	4	—
Total consumer	31	27
Total nonaccrual retail loans	54	54
Total nonaccrual loans	631	367
Reduced-rate loans	8	12
Total nonperforming loans	639	379
Foreclosed property	21	12
Total nonperforming assets	$660	$391
Nonperforming loans as a percentage of total loans	1.30%	0.77%
Nonperforming assets as a percentage of total loans and foreclosed property	1.34	0.80
Allowance for loan losses as a percentage of total nonperforming loans	114	167
Loans past due 90 days or more and still accruing	$48	$17
Loans past due 90 days or more and still accruing as a percentage of total loans	0.10%	0.03%
Nonperforming assets increased $269 million to $660 million at September 30, 2016, from $391 million at December 31, 2015. The increase in nonperforming assets primarily reflected an increase of $274 million in nonaccrual energy and energy-related loans. Nonperforming assets as a percentage of total loans and foreclosed property was 1.34 percent at September 30, 2016, compared to 0.80 percent at December 31, 2015.

The following table presents a summary of TDRs at September 30, 2016 and December 31, 2015.

(in millions)	September 30, 2016	December 31, 2015
Nonperforming TDRs:
Nonaccrual TDRs	$239	$100
Reduced-rate TDRs	8	12
Total nonperforming TDRs	247	112
Performing TDRs (a)	140	128
Total TDRs	$387	$240

(a)	TDRs that do not include a reduction in the original contractual interest rate which are performing in accordance with their modified terms.
At September 30, 2016, nonaccrual TDRs and performing TDRs included $157 million and $94 million of energy and energy-related loans, respectively, increases of $96 million and $14 million, respectively, compared to December 31, 2015.
The following table presents a summary of changes in nonaccrual loans.

	Three Months Ended
(in millions)	September 30, 2016	June 30, 2016	March 31, 2016
Balance at beginning of period	$605	$681	$367
Loans transferred to nonaccrual (a)	105	107	446
Nonaccrual business loan gross charge-offs (b)	(34)	(52)	(75)
Nonaccrual business loans sold (c)	(2)	(40)	(21)
Payments/other (d)	(43)	(91)	(36)
Balance at end of period	$631	$605	$681
(a) Based on an analysis of nonaccrual loans with book balances greater than $2 million.
(b) Analysis of gross loan charge-offs:
Nonaccrual business loans	$34	$52	$75
Performing business loans	—	—	—
Retail loans	1	2	2
Total gross loan charge-offs	$35	$54	$77
(c) Analysis of loans sold:
Nonaccrual business loans	$2	$40	$21
Performing criticized loans	—	—	—
Total criticized loans sold	$2	$40	$21
(d) Includes net changes related to nonaccrual loans with balances less than $2 million, payments on nonaccrual loans with book balances greater than $2 million, transfers of nonaccrual loans to foreclosed property and retail loan gross charge-offs. Excludes business loan gross charge-offs and nonaccrual business loans sold.

There were nine borrowers with balances greater than $2 million, totaling $105 million, transferred to nonaccrual status in the third quarter 2016, a decrease of $2 million when compared to $107 million in the second quarter 2016. Of the transfers to nonaccrual greater than $2 million in the third quarter 2016, $92 million were energy and energy-related loans, compared to $66 million in the second quarter 2016.
The following table presents the composition of nonaccrual loans by balance and the related number of borrowers at September 30, 2016 and December 31, 2015.

	September 30, 2016		December 31, 2015
(dollar amounts in millions)	Number of Borrowers	Balance	Number of Borrowers	Balance
Under $2 million	1,187	$101	1,300	$112
$2 million - $5 million	14	47	12	34
$5 million - $10 million	9	68	8	57
$10 million - $25 million	14	243	4	58
Greater than $25 million	5	172	3	106
Total	1,229	$631	1,327	$367

The following table presents a summary of nonaccrual loans at September 30, 2016 and loans transferred to nonaccrual and net loan charge-offs for the three months ended September 30, 2016, based primarily on North American Industry Classification System (NAICS) categories.

	September 30, 2016		Three Months Ended September 30, 2016
(dollar amounts in millions)	Nonaccrual Loans		Loans Transferred to Nonaccrual (a)		Net Loan Charge-Offs (Recoveries)
Industry Category
Mining, Quarrying and Oil & Gas Extraction (b)	$387	60%	$62	60%	$5	27%
Manufacturing (b)	50	8	—	—	2	14
Services (b)	37	6	6	5	4	28
Residential Mortgage	23	4	—	—	—	—
Wholesale Trade (b)	23	4	11	10	(3)	(19)
Health Care & Social Assistance	19	3	—	—	—	—
Real Estate & Home Builders	17	3	—	—	(1)	(5)
Contractors (b)	16	3	19	18	4	23
Transportation & Warehousing (b)	7	1	—	—	1	8
Retail	6	1	4	4	—	—
Holding & Other Investment Companies	6	1	—	—	—	—
Utilities	1	—	—	—	1	6
Other (c)	39	6	3	3	3	18
Total	$631	100%	$105	100%	$16	100%

(a)	Based on an analysis of nonaccrual loans with book balances greater than $2 million.

(b)
Included nonaccrual energy and energy-related loans of approximately $387 million in Mining, Quarrying and Oil & Gas Extraction, $15 million in Contractors, $14 million in Services, $9 million in Wholesale Trade, $7 million in Transportation & Warehousing, and $3 million in Manufacturing at September 30, 2016.

(c)	Consumer, excluding residential mortgage and certain personal purpose nonaccrual loans and net charge-offs, are included in the “Other” category.
Loans past due 90 days or more and still accruing interest generally represent loans that are well collateralized and in a continuing process of collection. Loans past due 90 days or more and still accruing interest were $48 million at September 30, 2016 compared to $17 million at December 31, 2015. Loans past due 30-89 days increased $32 million to $161 million at September 30, 2016, compared to $129 million at December 31, 2015. An aging analysis of loans included in Note 4 to the consolidated financial statements provides further information about the balances comprising past due loans.
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

(dollar amounts in millions)	September 30, 2016	June 30, 2016	December 31, 2015
Total criticized loans	$3,261	$3,551	$3,193
As a percentage of total loans	6.6%	7.0%	6.5%
The $68 million increase in criticized loans in the nine months ended September 30, 2016 included an increase of $259 million of energy and energy-related loans. For further information about criticized energy and energy-related loans, refer to the "Energy Lending" subheading later in this section.
The following table presents a summary of changes in foreclosed property.

	Three Months Ended
(in millions)	September 30, 2016	June 30, 2016	December 31, 2015
Balance at beginning of period	$22	$25	$12
Acquired in foreclosure	2	2	3
Foreclosed property sold (a)	(3)	(5)	(3)
Balance at end of period	$21	$22	$12
(a) Net gain on foreclosed property sold	$1	$1	$2

Commercial Real Estate Lending
The following table summarizes the Corporation's commercial real estate loan portfolio by loan category.

(in millions)	September 30, 2016	December 31, 2015
Real estate construction loans:
Commercial Real Estate business line (a)	$2,382	$1,681
Other business lines (b)	361	320
Total real estate construction loans	$2,743	$2,001
Commercial mortgage loans:
Commercial Real Estate business line (a)	$2,185	$2,104
Other business lines (b)	6,828	6,873
Total commercial mortgage loans	$9,013	$8,977

(a)	Primarily loans to real estate developers.

(b)	Primarily loans secured by owner-occupied real estate.
The Corporation limits risk inherent in its commercial real estate lending activities by limiting exposure to those borrowers directly involved in the commercial real estate markets and adhering to conservative policies on loan-to-value ratios for such loans. Commercial real estate loans, consisting of real estate construction and commercial mortgage loans, totaled $11.8 billion at September 30, 2016, of which $4.6 billion, or 39 percent, were to borrowers in the Commercial Real Estate business line, which includes loans to real estate developers, an increase of $782 million compared to December 31, 2015. The growth in Commercial Real Estate primarily reflected construction draws and term financing, mainly with existing customers who are proven developers, on projects with favorable risk characteristics (predominantly multifamily projects located in California and Texas). The remaining $7.2 billion, or 61 percent, of commercial real estate loans in other business lines consisted primarily of owner-occupied commercial mortgages, which bear credit characteristics similar to non-commercial real estate business loans. In the Texas market, commercial real estate loans totaled $3.1 billion at September 30, 2016, of which $1.7 billion were to borrowers in the Commercial Real Estate business line. Substantially all of the remaining $1.4 billion were owner-occupied commercial mortgages. Loans in the Commercial Real Estate business line secured by properties located in Texas totaled $1.4 billion at September 30, 2016, primarily including $899 million for multifamily properties and $225 million for retail properties. No loans in the Commercial Real Estate business line that were secured by properties located in Texas were on nonaccrual status at September 30, 2016.
The real estate construction loan portfolio primarily contains loans made to long-tenured customers with satisfactory completion experience. Credit quality in the real estate construction loan portfolio remained strong, with no loans on nonaccrual status at September 30, 2016 compared to $1 million at December 31, 2015, and no real estate construction loan charge-offs in either of the nine-month periods ended September 30, 2016 and 2015.
Loans in the commercial mortgage portfolio generally mature within three to five years. Of the $2.2 billion and $2.1 billion of commercial mortgage loans in the Commercial Real Estate business line outstanding at September 30, 2016 and December 31, 2015, respectively, $8 million and $16 million were on nonaccrual status at September 30, 2016 and December 31, 2015, respectively. Commercial mortgage loan net recoveries in the Commercial Real Estate business line were $10 million and $3 million for the nine months ended September 30, 2016 and 2015, respectively. In other business lines, $36 million and $44 million of commercial mortgage loans were on nonaccrual status at September 30, 2016 and December 31, 2015, respectively. Commercial mortgage loan net recoveries in other business lines were $5 million and $3 million for the nine-month periods ended September 30, 2016 and 2015, respectively.
Residential Real Estate Lending
The following table summarizes the Corporation's residential mortgage and home equity loan portfolios by geographic market.

	September 30, 2016				December 31, 2015
(dollar amounts in millions)	Residential Mortgage Loans	% of Total	Home Equity Loans	% of Total	Residential Mortgage Loans	% of Total	Home Equity Loans	% of Total
Geographic market:
Michigan	$375	20%	$762	43%	$387	21%	$785	46%
California	905	48	675	38	874	47	611	35
Texas	336	18	295	16	325	17	269	16
Other Markets	258	14	60	3	284	15	55	3
Total	$1,874	100%	$1,792	100%	$1,870	100%	$1,720	100%
Residential real estate loans, which consist of residential mortgages and home equity loans and lines of credit, totaled $3.7 billion at September 30, 2016. Residential mortgages totaled $1.9 billion at September 30, 2016, and were primarily larger, variable-rate mortgages originated and retained for certain private banking relationship customers. Of the $1.9 billion of residential mortgage loans outstanding, $23 million were on nonaccrual status at September 30, 2016. The home equity portfolio totaled $1.8 billion at September 30, 2016, of which $1.7 billion was outstanding under primarily variable-rate, interest-only home equity lines of credit, $132 million were on amortizing status and $44 million were closed-end home equity loans. Of the $1.8 billion of home equity loans outstanding, $27 million were on nonaccrual status at September 30, 2016. A majority of the home equity portfolio was secured by junior liens at September 30, 2016. The residential real estate portfolio is principally located within the Corporation's primary geographic markets. Substantially all residential real estate loans past due 90 days or more are placed on nonaccrual status, and substantially all junior lien home equity loans that are current or less than 90 days past due are placed on nonaccrual status if full collection of the senior position is in doubt. At no later than 180 days past due, such loans are charged off to current appraised values less costs to sell.
Energy Lending
The Corporation has a portfolio of energy and energy-related loans that are included primarily in "commercial loans" in the consolidated balance sheets. The Corporation has over 30 years of experience in energy lending, with a focus on middle market companies in the oil and gas business. Customers in the Corporation's Energy business line (approximately 200 relationships) are engaged in three segments of the oil and gas business: exploration and production (E&P) (72 percent), midstream (14 percent) and energy services (14 percent). E&P generally includes such activities as searching for potential oil and gas fields, drilling exploratory wells and operating active wells. Commitments to E&P borrowers are subject to semi-annual borrowing base re-determinations based on a variety of factors including updated pricing (reflecting market and competitive conditions), energy reserve levels and the impact of hedging. The midstream sector is generally involved in the transportation, storage and marketing of crude and/or refined oil and gas products. The Corporation's energy services customers provide products and services primarily to the E&P segment. About 95 percent of the loans in the Energy business line are Shared National Credits (SNC), which are facilities greater than $20 million shared by three or more federally supervised institutions, reflecting the Corporation's focus on larger middle market companies that have financing needs that generally exceed internal individual borrower credit risk limits. The Corporation seeks to develop full relationships with SNC borrowers.
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
The following table summarizes information about the Corporation's portfolio of energy and energy-related loans.

	September 30, 2016				December 31, 2015
(dollar amounts in millions)	Outstandings		Nonaccrual	Criticized	Outstandings		Nonaccrual	Criticized
Exploration and production (E&P)	$1,773	72%	344	$1,172	$2,111	69%	$108	$967
Midstream	352	14	7	59	479	15	—	42
Services	332	14	27	242	480	16	24	235
Total Energy business line	2,457	100%	378	1,473	3,070	100%	132	1,244
Energy-related	420		57	217	624		29	187
Total energy and energy-related	$2,877		$435	$1,690	$3,694		$161	$1,431
As a percentage of total energy and energy-related loans			15%	58%			4%	38%

Loans in the Energy business line were $2.5 billion, or approximately 5 percent of total loans, at September 30, 2016 and $3.1 billion, or approximately 6 percent of total loans, at December 31, 2015, a decrease of $613 million, or 20 percent. Total exposure, including unused commitments to extend credit and letters of credit, was $5.0 billion and $6.1 billion at September 30, 2016 and December 31, 2015, respectively. The decrease in total exposure in the Energy business line primarily reflected reduced borrowing bases as a result of the spring re-determinations for E&P borrowers, resulting in about a 22 percent average reduction in total commitment for the portion reviewed, while the decrease in outstandings largely reflected energy customers taking actions to adjust their cash flow and reduce their bank debt. Energy-related outstandings were approximately $420 million at September 30, 2016 (approximately 90 relationships), a decrease of $204 million, or 33 percent, compared to December 31, 2015.
Criticized energy and energy-related loans increased $259 million in the nine months ended September 30, 2016. The increase in criticized loans largely reflected additional negative migration due to the deteriorating financial condition and increasing leverage of these borrowers. Energy and energy-related loans on nonaccrual status increased $274 million in the nine months ended September 30, 2016, to $435 million at September 30, 2016. These metrics reflect results of the SNC exam issued in early October 2016. Energy and energy-related net credit-related charge-offs totaled $13 million and $91 million for the three- and nine-

month periods ended September 30, 2016, respectively, compared to net charge-offs of $9 million and $13 million for the same periods in 2015. Net credit-related charge-offs of $91 million for the nine months ended September 30, 2016 included $20 million from E&P, $9 million from midstream, $51 million from energy services and $11 million from the energy-related portfolio. Substantially all of the net charge-offs during the same period 2015 were from the energy-related portfolio.
The Corporation's allowance methodology carefully considers the various risk elements within the loan portfolio. At September 30, 2016, the reserve allocation for energy and energy-related loans exceeded 8 percent of total energy and energy-related loans. The reserve allocation for energy and energy-related loans appropriately incorporated the changing dynamics in energy and energy-related loans described above, including, but not limited to, migration in the portfolio and the value of collateral considered in determining estimated loss given default. The Corporation continued to incorporate a qualitative reserve component for energy and energy-related loans at September 30, 2016. Refer to the “Allowance for Credit Losses” subheading earlier in this section for a discussion of changes in the allowance for loan losses as a result of the above-described events.
Automotive Lending
Substantially all dealer loans are in the National Dealer Services business line. Loans in the National Dealer Services business line include floor plan financing and other loans to automotive dealerships. Floor plan loans, included in “commercial loans” in the consolidated balance sheets, totaled $3.8 billion at September 30, 2016, a decrease of $124 million compared to $3.9 billion at December 31, 2015. At September 30, 2016 and December 31, 2015, other loans to automotive dealers in the National Dealer Services business line totaled $2.5 billion and $2.6 billion, respectively, including $1.6 billion and $1.7 billion of owner-occupied commercial real estate mortgage loans at September 30, 2016 and December 31, 2015, respectively. Automotive lending also includes loans to borrowers involved with automotive production, primarily Tier 1 and Tier 2 suppliers. Loans to borrowers involved with automotive production totaled approximately $1.3 billion at both September 30, 2016 and December 31, 2015.
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
The following table summarizes cross-border exposure to entities domiciled in European countries at September 30, 2016 and December 31, 2015.

(in millions)	September 30, 2016	December 31, 2015
European exposure:
Commercial and industrial	$276	$285
Banks and other financial institutions	5	35
Total outstanding	281	320
Unfunded commitments and guarantees	371	456
Total European exposure (a)	$652	$776

(a)	Primarily United Kingdom and the Netherlands. The Corporation had no exposure to Greece, Portugal or Ireland at September 30, 2016 and December 31, 2015.
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
Interest Rate Risk
Net interest income is the primary source of revenue for the Corporation. Interest rate risk arises in the normal course of business due to differences in the repricing and cash flow characteristics of assets and liabilities, primarily through the Corporation's core business activities of extending loans and acquiring deposits. The Corporation's balance sheet is predominantly characterized by floating-rate loans funded by a combination of core deposits and wholesale borrowings. Approximately 90 percent of the Corporation's loans were floating at September 30, 2016, of which approximately 80 percent were based on LIBOR and 20 percent were based on Prime. This creates sensitivity to interest rate movements due to the imbalance between the floating-rate loan portfolio and the more slowly repricing deposit products. In addition, growth and/or contraction in the Corporation's loans and deposits may lead to changes in sensitivity to interest rate movements in the absence of mitigating actions. Examples of such actions are purchasing investment securities, primarily fixed-rate, which provide liquidity to the balance sheet and act to mitigate the inherent interest sensitivity, and hedging the sensitivity with interest rate swaps. The Corporation actively manages its exposure to interest rate risk, with the principal objective of optimizing net interest income and the economic value of equity while operating within acceptable limits established for interest rate risk and maintaining adequate levels of funding and liquidity.
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

The table below, as of September 30, 2016 and December 31, 2015, displays the estimated impact on net interest income during the next 12 months by relating the base case scenario results to those from the rising and declining rate scenarios described above.

	Estimated Annual Change
	September 30, 2016		December 31, 2015
(in millions)	Amount	%	Amount	%
Change in Interest Rates:
Rising 200 basis points	$208	12%	$212	12%
Declining to zero percent	(87)	(5)	(88)	(5)
Sensitivity decreased slightly from December 31, 2015 to September 30, 2016 primarily due to changes in loan and deposit balances from a revised forecast. The risk to declining interest rates is limited by an assumed floor on interest rates of zero percent.
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
The table below, as of September 30, 2016 and December 31, 2015, displays the estimated impact on the economic value of equity from the interest rate scenario described above.

	September 30, 2016		December 31, 2015
(in millions)	Amount	%	Amount	%
Change in Interest Rates:
Rising 200 basis points	$1,312	12%	$1,021	9%
Declining to zero percent	(676)	(6)	(538)	(5)
The change in the sensitivity of the economic value of equity to a 200 basis point parallel increase in rates between December 31, 2015 and September 30, 2016 was primarily driven by changes in market interest rates at the middle to long end of the curve, which most significantly impact mortgage-backed security prepayments and the value of deposits without a stated maturity. Additionally, changes in actual deposit mix over the period impacted the results modestly.
Wholesale Funding
The Corporation may access the purchased funds market when necessary, which includes foreign office time deposits and short-term borrowings. Capacity for incremental purchased funds at September 30, 2016 included short-term FHLB advances, the ability to purchase federal funds, sell securities under agreements to repurchase, as well as issue deposits to institutional investors and issue certificates of deposit through brokers. Purchased funds totaled $42 million at September 30, 2016, compared to $55 million at December 31, 2015. At September 30, 2016, the Bank had pledged loans totaling $23.3 billion which provided for up to $18.7 billion of available collateralized borrowing with the FRB.
The Bank is a member of the FHLB of Dallas, Texas, which provides short- and long-term funding to its members through advances collateralized by real estate-related assets. Actual borrowing capacity is contingent on the amount of collateral available to be pledged to the FHLB. At September 30, 2016, $15.3 billion of real estate-related loans were pledged to the FHLB as blanket collateral for current and potential future borrowings. As of September 30, 2016, the Corporation had $2.8 billion of outstanding borrowings from the FHLB maturing in 2026, and capacity for potential future borrowings of approximately $3.8 billion.
In the second quarter 2016, the Bank borrowed $2.8 billion of 10-year, floating-rate FHLB advances due 2026. The interest rate on each of eight notes resets every four weeks, based on the FHLB auction rate, with the reset date of each note scheduled at one-week intervals. Each note may be prepaid in full, without penalty, at each scheduled reset date. Proceeds were used for general corporate purposes, including to provide cost-effective funding for upcoming debt maturities.
Additionally, as of September 30, 2016 the Bank had the ability to issue up to $14 billion of debt under an existing $15 billion note program which allows the issuance of debt with maturities between three months and 30 years.The Corporation also maintains a shelf registration statement with the Securities and Exchange Commission from which it may issue debt and/or equity securities.

The ability of the Corporation and the Bank to raise funds at competitive rates is impacted by rating agencies' views of the credit quality, liquidity, capital and earnings of the Corporation and the Bank. As of September 30, 2016, the four major rating agencies had assigned the following ratings to long-term senior unsecured obligations of the Corporation and the Bank. A security rating is not a recommendation to buy, sell, or hold securities and may be subject to revision or withdrawal at any time by the assigning rating agency. Each rating should be evaluated independently of any other rating.

	Comerica Incorporated		Comerica Bank
September 30, 2016	Rating	Outlook	Rating	Outlook
Standard and Poor’s	BBB+	Negative	A-	Negative
Moody’s Investors Service	A3	Negative	A3	Negative
Fitch Ratings	A	Negative	A	Negative
DBRS	A	Stable	A (High)	Stable
The Corporation satisfies liquidity requirements with either liquid assets or various funding sources. Liquid assets totaled $19.1 billion at September 30, 2016, compared to $16.4 billion at December 31, 2015. Liquid assets include cash and due from banks, federal funds sold, interest-bearing deposits with banks, other short-term investments and unencumbered investment securities.
In September 2014, U.S. banking regulators issued a final rule implementing a quantitative liquidity requirement in the U.S. generally consistent with the LCR minimum liquidity measure established under the Basel III liquidity framework. Under the rule, the Corporation is subject to a modified LCR standard, which requires a financial institution to hold a minimum level of high-quality liquid assets to fully cover modified net cash outflows under a 30-day systematic liquidity stress scenario. The rule was effective for the Corporation on January 1, 2016. During the transition year, 2016, the Corporation is required to maintain a minimum LCR of 90 percent. Beginning January 1, 2017, and thereafter, the minimum required LCR will be 100 percent. At September 30, 2016, the Corporation was in compliance with the fully phased-in LCR requirement, plus a buffer.
In the second quarter 2016, U.S. banking regulators issued a notice of proposed rulemaking (the proposed rule) implementing a second quantitative liquidity requirement in the U.S. generally consistent with the Net Stable Funding Ratio (NSFR) minimum liquidity measure established under the Basel III liquidity framework. Under the proposed rule, the Corporation will be subject to a modified NSFR standard effective January 1, 2018, which requires a financial institution to hold a minimum level of available longer-term, stable sources of funding to fully cover a modified amount of required longer-term stable funding, over a one-year period. The Corporation does not currently expect the proposed rule to have a material impact on its liquidity needs.
The Corporation regularly evaluates its ability to meet funding needs in unanticipated, stressed environments. In conjunction with the quarterly 200 basis point interest rate simulation analyses, discussed in the “Interest Rate Sensitivity” section of this financial review, liquidity ratios and potential funding availability are examined. Each quarter, the Corporation also evaluates its ability to meet liquidity needs under a series of broad events, distinguished in terms of duration and severity. The evaluation as of September 30, 2016 projected that sufficient sources of liquidity were available under each series of events.

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
Goodwill
Goodwill is initially recorded as the excess of the purchase price over the fair value of net assets acquired in a business combination and is subsequently evaluated at least annually for impairment. Goodwill impairment testing is performed at the reporting unit level, equivalent to a business segment or one level below. The Corporation has three reporting units: the Business Bank, the Retail Bank and Wealth Management. At September 30, 2016 and December 31, 2015, goodwill totaled $635 million, including $380 million allocated to the Business Bank, $194 million allocated to the Retail Bank and $61 million allocated to Wealth Management.
The Corporation performs its annual evaluation of goodwill impairment in the third quarter of each year and on an interim basis if events or changes in circumstances between annual tests suggest additional testing may be warranted to determine if goodwill might be impaired. The quantitative goodwill impairment test is a two-step test. The first step compares the estimated fair value of identified reporting units with their carrying amount, including goodwill. If the estimated fair value of the reporting unit is less than the carrying value, the second step must be performed to determine the implied fair value of the reporting unit's goodwill and the amount of goodwill impairment, if any. The implied fair value of goodwill is determined as if the reporting unit were being acquired in a business combination. If the implied fair value of goodwill exceeds the goodwill assigned to the reporting unit, there is no impairment. If the goodwill assigned to a reporting unit exceeds the implied fair value of goodwill, an impairment charge is recorded for the excess.
In performing the annual impairment test, the carrying value of each reporting unit is the greater of economic or regulatory capital. The Corporation assigns economic capital using internal management methodologies on the basis of each reporting unit's credit, operational and interest rate risks, as well as goodwill. To determine regulatory capital, each reporting unit is assigned sufficient capital such that its respective Tier 1 ratio, based on allocated risk-weighted assets, is the same as that of the Corporation. Using this two-pronged approach, the Corporation's equity is fully allocated to its reporting units except for capital held primarily for the risk associated with the securities portfolio, which is assigned to the Finance segment of the Corporation.
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
The annual test of goodwill impairment was performed as of the beginning of the third quarter 2016. The Corporation's assumptions included modest increases to the Federal funds target rate until eventually reaching a normal interest rate environment, as well as credit costs, reflective of the impact of energy prices, and the impact of the Corporation’s GEAR Up initiative. At the conclusion of the first step of the annual goodwill impairment tests performed in the third quarter 2016, the estimated fair values of the Business Bank and Wealth Management substantially exceeded their carrying amounts, including goodwill. The fair value of the Retail Bank exceeded the carrying value by 12 percent and 22 percent as of the 2016 and 2015 annual test of goodwill impairment, respectively. The decline in the excess value for the Retail Bank was due to the combination of an increase in the amount of regulatory capital allocated to the reporting unit due to higher risk weighted assets and depressed market multiples at the time of the valuation. The results of the annual test of the goodwill impairment test for each reporting unit were subjected to stress testing as appropriate.

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

SUPPLEMENTAL FINANCIAL DATA
The following table provides a reconciliation of non-GAAP financial measures used in this financial review with financial measures defined by GAAP.

(dollar amounts in millions)	September 30, 2016	December 31, 2015
Tangible Common Equity Ratio:
Common shareholders' equity	$7,727	$7,560
Less:
Goodwill	635	635
Other intangible assets	11	14
Tangible common equity	$7,081	$6,911
Total assets	$74,124	$71,877
Less:
Goodwill	635	635
Other intangible assets	11	14
Tangible assets	$73,478	$71,228
Common equity ratio	10.42%	10.52%
Tangible common equity ratio	9.64	9.70
Tangible Common Equity per Share of Common Stock:
Common shareholders' equity	$7,727	$7,560
Tangible common equity	7,081	6,911
Shares of common stock outstanding (in millions)	172	176
Common shareholders' equity per share of common stock	$44.91	$43.03
Tangible common equity per share of common stock	41.15	39.33
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
ITEM 1A. Risk Factors
There has been no material change in the Corporation’s risk factors as previously disclosed in our Form 10-K for the fiscal year ended December 31, 2015 in response to Part I, Item 1A. of such Form 10-K, other than as amended in our Form 10-Q for the quarter ended June 30, 2016 in response to Part II, Item 1A. of such Form 10-Q. Such risk factors are incorporated herein by reference.
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

10.1†
Supplemental Retirement Income Account Plan (formerly known as the Amended and Restated Benefit Equalization Plan for Employees of Comerica Incorporated) (amended and restated October 13, 2016, with amendments effective January 1, 2017) (filed as Exhibit 10.1 to Registrant's Current Report on Form 8-K dated October 13, 2016, and incorporated herein by reference).

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

101
Financial statements from Quarterly Report on Form 10-Q of the Registrant for the quarter ended September 30, 2016, formatted in Extensible Business Reporting Language: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Statements of Changes in Shareholders' Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements.

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
Date: October 31, 2016

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

10.1†
Supplemental Retirement Income Account Plan (formerly known as the Amended and Restated Benefit Equalization Plan for Employees of Comerica Incorporated) (amended and restated October 13, 2016, with amendments effective January 1, 2017) (filed as Exhibit 10.1 to Registrant's Current Report on Form 8-K dated October 13, 2016, and incorporated herein by reference).

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

101
Financial statements from Quarterly Report on Form 10-Q of the Registrant for the quarter ended September 30, 2016, formatted in Extensible Business Reporting Language: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Statements of Changes in Shareholders' Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements.

†	Management contract or compensatory plan or arrangement.