Form 10-K
period 2016-12-31
COMERICA INC /NEW/
filed 2017-02-15
CIK 28412

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
Annual Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the fiscal year ended
December 31, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
At June 30, 2016 (the last business day of the registrant’s most recently completed second fiscal quarter), the registrant’s common stock, $5 par value, held by non-affiliates had an aggregate market value of approximately $7.0 billion based on the closing price on the New York Stock Exchange on that date of $41.13 per share. For purposes of this Form 10-K only, it has been assumed that all common shares Comerica’s Trust Department holds for Comerica’s employee plans, and all common shares the registrant’s directors and executive officers hold, are shares held by affiliates.
At February 10, 2017, the registrant had outstanding 175,858,751 shares of its common stock, $5 par value.
Documents Incorporated by Reference:
Part III:
Items 10-14—Proxy Statement for the Annual Meeting of Shareholders to be held April 25, 2017.

PART I
Item 1. Business.
GENERAL
Comerica Incorporated (“Comerica”) is a financial services company, incorporated under the laws of the State of Delaware, and headquartered in Dallas, Texas. Based on total assets as reported in the most recently filed Consolidated Financial Statements for Bank Holding Companies (FR Y-9C), it was among the 25 largest commercial United States (“U.S.”) financial holding companies. Comerica was formed in 1973 to acquire the outstanding common stock of Comerica Bank, which at such time was a Michigan banking corporation and one of Michigan's oldest banks (formerly Comerica Bank-Detroit). On October 31, 2007, Comerica Bank, a Michigan banking corporation, was merged with and into Comerica Bank, a Texas banking association (“Comerica Bank”). As of December 31, 2016, Comerica owned directly or indirectly all the outstanding common stock of 2 active banking and 33 non-banking subsidiaries. At December 31, 2016, Comerica had total assets of approximately $73.0 billion, total deposits of approximately $59.0 billion, total loans (net of unearned income) of approximately $49.1 billion and shareholders’ equity of approximately $7.8 billion.
Business Segments
Comerica has strategically aligned its operations into three major business segments: the Business Bank, the Retail Bank, and Wealth Management. In addition to the three major business segments, Finance is also reported as a segment. We provide information about our business segments and the principal products and services provided by these segments in Note 23 on pages F-102 through F-105 of the Notes to Consolidated Financial Statements located in the Financial Section of this report.
Comerica operates in three primary geographic markets - Texas, California, and Michigan, as well as in Arizona and Florida, with select businesses operating in several other states, and in Canada and Mexico. We provide information about our market segments in Note 23 on pages F-102 through F-105 of the Notes to Consolidated Financial Statements located in the Financial Section of this report.
Activities with customers domiciled outside the U.S., in total or with any individual country, are not significant. We provide information on risks attendant to foreign operations: (1) under the caption “Concentration of Credit Risk” on page F-29 of the Financial Section of this report; and (2) under the caption "International Exposure" on pages F-31 through F-32 of the Financial Section of this report.
We provide information about the net interest income and noninterest income we received from our various classes of products and services: (1) under the caption, “Analysis of Net Interest Income” on page F-6 of the Financial Section of this report; (2) under the caption “Net Interest Income” on pages F-7 through F-8 of the Financial Section of this report; and (3) under the caption “Noninterest Income” on pages F-8 through F-9 of the Financial Section of this report.
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
SUPERVISION AND REGULATION
Banks, bank holding companies, and financial institutions are highly regulated at both the state and federal level. Comerica is subject to supervision and regulation at the federal level by the Board of Governors of the Federal Reserve System (“FRB”) under the Bank Holding Company Act of 1956, as amended. The Gramm-Leach-Bliley Act expanded the activities in which a bank holding company registered as a financial holding company can engage. The conditions to be a financial holding company include, among others, the requirement that each depository institution subsidiary of the holding company be well capitalized and well managed. Effective July 2011, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) also requires the well capitalized and well managed standards to be met at the financial holding company level. Comerica became a financial holding company in 2000. As a financial holding company, Comerica may affiliate with securities firms and insurance companies, and engage in activities that are financial in nature. Activities that are “financial in nature” include, but are not limited to: securities underwriting; securities dealing and market making; sponsoring mutual funds and investment companies (subject to regulatory requirements, including restrictions set forth in the Volcker Rule, described under the heading "The Dodd-Frank Wall Street Reform and Consumer Protection Act and Recent Legislative and Regulatory Developments" below); insurance underwriting and agency; merchant banking; and activities that the FRB has determined to be financial in nature or incidental or complementary to a financial activity, provided that it does not pose a substantial risk to the safety or soundness of the depository institution or the financial system generally. A bank holding company that is not also a financial holding company is limited to engaging in banking and other activities previously determined by the FRB to be closely related to banking.
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
The FRB supervises non-banking activities conducted by companies directly and indirectly owned by Comerica. In addition, Comerica's non-banking subsidiaries are subject to supervision and regulation by various state, federal and self-regulatory agencies, including, but not limited to, the Financial Industry Regulatory Authority, Inc. (in the case of Comerica Securities, Inc.), the Department of Insurance and Financial Services of the State of Michigan (in the case of Comerica Insurance Services, Inc.), the Department of Licensing and Regulatory Affairs (in the case of Comerica Securities, Inc.) and the Securities and Exchange Commission (“SEC”) (in the case of Comerica Securities, Inc. and World Asset Management, Inc.).
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
Transactions with Affiliates
Various governmental requirements, including Sections 23A and 23B of the Federal Reserve Act and the FRB's Regulation W, limit borrowings by Comerica and its nonbank subsidiaries from its affiliate insured depository institutions, and also limit various other transactions between Comerica and its nonbank subsidiaries, on the one hand, and Comerica's affiliate insured depository institutions, on the other. For example, Section 23A of the Federal Reserve Act limits the aggregate outstanding amount of any insured depository institution's loans and other “covered transactions” with any particular nonbank affiliate to no more than 10% of the institution's total capital and limits the aggregate outstanding amount of any insured depository institution's covered transactions with all of its nonbank affiliates to no more than 20% of its total capital. “Covered transactions” are defined by statute to include a loan or extension of credit, as well as a purchase of securities issued by an affiliate, a purchase of assets (unless otherwise exempted by the FRB) from the affiliate, the acceptance of securities issued by the affiliate as collateral for a loan, and the issuance of a guarantee, acceptance or letter of credit on behalf of an affiliate. Section 23A of the Federal Reserve Act also generally requires that an insured depository institution's loans to its nonbank affiliates be, at a minimum, 100% secured, and Section 23B of the Federal Reserve Act generally requires that an insured depository institution's transactions with its nonbank affiliates be on terms and under circumstances that are substantially the same or at least as favorable as those prevailing for comparable transactions with nonaffiliates. The Dodd-Frank Act applied the 10% of capital limit on covered transactions to financial subsidiaries and amended the definition of “covered transaction” to include (i) securities borrowing or lending transactions with an affiliate, and (ii) all derivatives transactions with an affiliate, to the extent that either causes a bank or its affiliate to have credit exposure to the securities borrowing/lending or derivative counterparty.
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
Interstate Banking and Branching
The Interstate Banking and Branching Efficiency Act (the “Interstate Act”), as amended by the Dodd-Frank Act, permits a bank holding company, with FRB approval, to acquire banking institutions located in states other than the bank holding company's home state without regard to whether the transaction is prohibited under state law, but subject to any state requirement that the bank has been organized and operating for a minimum period of time, not to exceed five years, and the requirement that the bank holding company, prior to and following the proposed acquisition, control no more than 10% of the total amount of deposits of insured depository institutions in the U.S. and no more than 30% of such deposits in that state (or such amount as established by state law if such amount is lower than 30%). The Interstate Act, as amended, also authorizes banks to operate branch offices outside their home states by merging with out-of-state banks, purchasing branches in other states and by establishing de novo branches in other states, subject to various conditions. In the case of purchasing branches in a state in which it does not already have banking operations, the “host” state must have “opted-in” to the Interstate Act by enacting a law permitting such branch purchases. The

Dodd-Frank Act expanded the de novo interstate branching authority of banks beyond what had been permitted under the Interstate Act by eliminating the requirement that a state expressly “opt-in” to de novo branching, in favor of a rule that de novo interstate branching is permissible if under the law of the state in which the branch is to be located, a state bank chartered by that state would be permitted to establish the branch. The Dodd-Frank Act also requires that a bank holding company or bank be well capitalized and well managed (rather than simply adequately capitalized and adequately managed) in order to take advantage of these interstate banking and branching provisions.
Comerica has consolidated the majority of its banking business into one bank, Comerica Bank, with banking centers in Texas, Arizona, California, Florida and Michigan, as well as Canada.
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
Comerica Bank and Comerica Bank & Trust, National Association are required by federal law to obtain the prior approval of the FRB and/or the OCC, as the case may be, for the declaration and payment of dividends, if the total of all dividends declared by the board of directors of such bank in any calendar year will exceed the total of (i) such bank's retained net income (as defined and interpreted by regulation) for that year plus (ii) the retained net income (as defined and interpreted by regulation) for the preceding two years, less any required transfers to surplus or to fund the retirement of preferred stock. At January 1, 2017, Comerica's subsidiary banks could declare aggregate dividends of approximately $142 million from retained net profits of the preceding two years. Comerica's subsidiary banks declared dividends of $545 million in 2016, $437 million in 2015 and $380 million in 2014.
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
Additionally, the payment of dividends by Comerica to its shareholders is subject to the non-objection of the FRB pursuant to the Comprehensive Capital Analysis and Review (CCAR) program. For more information, please see “The Dodd-Frank Wall Street Reform and Consumer Protection Act and Recent Legislative and Regulatory Developments” in this section.
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
As of December 31, 2016, Comerica and its banking subsidiaries exceeded the ratios required for an institution to be considered “well capitalized” under these regulations.

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
For this purpose, a depository institution's or holding company's assets and certain specified off-balance sheet commitments are assigned to various risk categories defined by the FRB, each weighted differently based on the level of credit risk that is ascribed to such assets or commitments, based on counterparty type and asset class. A depository institution's or holding company's capital, in turn, is divided into three tiers: Common Equity Tier 1 (“CET1”), additional Tier 1, and Tier 2. CET1 capital predominantly includes common shareholders’ equity, less certain deductions for goodwill, intangible assets and deferred tax assets that arise from net operating losses and tax credit carry-forwards, if any. Additional Tier 1 capital primarily includes any outstanding noncumulative perpetual preferred stock and related surplus. Comerica has also made the election to permanently exclude accumulated other comprehensive income related to debt securities, cash flow hedges, and defined benefit postretirement plans from CET1 capital. Tier 2 capital primarily includes qualifying subordinated debt and qualifying allowance for credit losses. Certain deductions and adjustments to CET1 capital, Tier 1 capital and Tier 2 capital are subject to phase-in through December 31, 2017. Entities that engage in trading activities, whose trading activities exceed specified levels, also are required to maintain capital for market risk. Market risk includes changes in the market value of trading account, foreign exchange, and commodity positions, whether resulting from broad market movements (such as changes in the general level of interest rates, equity prices, foreign exchange rates, or commodity prices) or from position specific factors. From time to time, Comerica's trading activities may exceed specified regulatory levels, in which case Comerica maintains additional capital for market risk as required.
Comerica, like other bank holding companies, currently is required to maintain CET1, Tier 1 (the sum of CET1 and additional Tier 1 capital) and “total capital” (the sum of Tier 1 and Tier 2 capital) equal to at least 4.5%, 6% and 8% of its total risk-weighted assets (including certain off-balance-sheet items, such as standby letters of credit), respectively. In 2016, Comerica was also required to maintain a minimum capital conservation buffer of 0.625% in order to avoid restrictions on capital distributions and discretionary bonuses. The minimum required capital conservation buffer gradually increases to 2.5% in 2019. At December 31, 2016, Comerica met all requirements, with CET1, Tier 1 and total capital equal to 11.09%, 11.09% and 13.27% of its total risk-weighted assets, respectively, and a capital conservation buffer of 5.09% of its total risk-weighted assets.
Comerica is also required to maintain a minimum “leverage ratio” (Tier 1 capital to non-risk-adjusted total assets) of 4%. Comerica's leverage ratio of 10.18% at December 31, 2016 reflects the nature of Comerica's balance sheet and demonstrates a commitment to capital adequacy. At December 31, 2016, Comerica Bank had CET1, Tier 1 and total capital equal to 10.51%,

10.51% and 12.40% of its total risk-weighted assets, respectively, a capital conservation buffer of 4.40% of its total risk-weighted assets, and a leverage ratio of 9.65%.
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
FDIC Insurance Assessments
The FDIC Deposit Insurance Fund (“DIF”) provides insurance coverage for certain deposits. Comerica's subsidiary banks are subject to FDIC deposit insurance assessments to maintain the DIF. The FDIC imposes a risk-based deposit premium assessment system, which was amended pursuant to the Federal Deposit Insurance Reform Act of 2005 and further amended by the Dodd-Frank Act. The Dodd-Frank Act also increased the DIF's minimum reserve ratio and permanently increased general deposit insurance coverage from $100,000 to $250,000. Under the risk-based deposit premium assessment system, the assessment rates for an insured depository institution are determined by an assessment rate calculator, which is based on a number of elements to measure the risk each institution poses to the DIF. The assessment rate is applied to total average assets less tangible equity. Under the current system, premiums are assessed quarterly and could increase if, for example, criticized loans and/or other higher risk assets increase or balance sheet liquidity decreases. For 2016, Comerica’s FDIC insurance expense totaled $54 million, including the surcharge described below.
Effective July 1, 2016, the FDIC issued a final rule in order to implement section 334 of the Dodd-Frank Act (§334), which requires the FDIC to (1) raise the minimum reserve ratio for the DIF to 1.35 percent, from 1.15 percent, (2) assess premiums on banks to reach the 1.35 percent goal by September 30, 2020, and (3) offset the effect of the increase in the minimum reserve ratio on insured depository institutions with assets of less than $10 billion. The final rule imposes a surcharge on large banks, to be assessed over a period of eight quarters, as a means to implement §334. Comerica is subject to the surcharge assessment. If this surcharge is insufficient to increase the reserve ratio to 1.35 percent by December 31, 2018, a one-time shortfall assessment will be imposed on institutions with total consolidated assets of $10 billion or more on March 31, 2019. Management currently estimates that, based on the final rule, FDIC expense will increase by a total of approximately $20 million over the eight-quarter period that began July 1, 2016.
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
The Dodd-Frank Wall Street Reform and Consumer Protection Act and Recent Legislative and Regulatory Developments
The financial crisis led to significant changes in the legislative and regulatory landscape of the financial services industry, including the overhaul of that landscape with the passage of the Dodd-Frank Act, which was signed into law on July 21, 2010. Provided below is an overview of key elements of the Dodd-Frank Act relevant to Comerica, as well as recent legislative and regulatory developments. The estimates of the impact on Comerica discussed below are based on information currently available and, if applicable, are subject to change until final rulemaking is complete.
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
In 2016, the FRB, OCC and several other federal financial regulators revised and re-proposed rules to implement Section 956 of the Dodd-Frank Act. The rules were first proposed in 2011. Section 956 directed regulators to jointly prescribe regulations or guidelines prohibiting incentive-based payment arrangements, or any feature of any such arrangement, at covered financial institutions that encourage inappropriate risks by providing excessive compensation or that could lead to a material financial loss. This proposal supplements the final guidance issued by the banking agencies in June 2010. Consistent with the Dodd-Frank Act, the proposed rule would not apply to institutions with total consolidated assets of less than $1 billion, and would impose heightened standards for institutions with $50 billion or more in total consolidated assets, which includes Comerica. For these larger institutions, the proposed rule would require the deferral of at least 40 percent of incentive-based payments for designated executives and significant risk-takers who individually have the ability to expose the institution to possible losses that are substantial in relation to the institution's size, capital or overall risk tolerance. Moreover, incentive-based compensation of these individuals would be subject to potential clawback for seven years following vesting. Further, the rule imposes enhanced risk management controls and governance and internal policy and procedure requirements with respect to incentive compensation. Comerica is monitoring the development of this rule.
Basel III: Regulatory Capital and Liquidity Regime. In December 2010, the Basel Committee on Banking Supervision (the “Basel Committee”) issued a framework for strengthening international capital and liquidity regulation (“Basel III”). In July 2013, U.S. banking regulators issued a final rule for the U.S. adoption of the Basel III regulatory capital framework. Basel III includes a more stringent definition of capital and introduces a new common equity Tier 1 ("CET1") capital requirement; sets forth two comprehensive methodologies for calculating risk-weighted assets ("RWA"), a standardized approach and an advanced approach; introduces two new capital buffers, a conservation buffer and a countercyclical buffer (applicable to advanced approach entities); establishes a new supplemental leverage ratio (applicable to advanced approach entities); and sets out minimum capital ratios and overall capital adequacy standards. As a banking organization subject to the standardized approach, the rules were effective for Comerica on January 1, 2015. Certain deductions and adjustments to regulatory capital (primarily related to intangible assets and surplus Tier 2 capital minority interest) phase in and will be fully implemented on January 1, 2018. The capital conservation buffer phases in at 0.625 percent beginning on January 1, 2016 and ultimately increases to 2.5 percent on January 1, 2019. Comerica is not subject to the countercyclical buffer or the supplemental leverage ratio.
Comerica's December 31, 2016 CET1 and Tier 1 ratios were both 11.09 percent. Comerica's December 31, 2016 CET1 and Tier 1 capital ratios exceed the minimum required by the final rule (4.5 percent and 6 percent, respectively).
On September 3, 2014, U.S. banking regulators adopted the Liquidity Coverage Ratio ("LCR") rule, which set for U.S. banks the minimum liquidity measure established under the Basel III liquidity framework. Under the final rule, Comerica is subject to a modified LCR standard, which requires a financial institution to hold a minimum level of high-quality, liquid assets ("HQLA") to fully cover modified net cash outflows under a 30-day systematic liquidity stress scenario. The rule was effective for Comerica on January 1, 2016. During the transition year, 2016, Comerica was required to maintain a minimum LCR of 90 percent. Beginning January 1, 2017, and thereafter, the minimum required LCR will be 100 percent. At each quarter-end in 2016, Comerica was in compliance with the fully phased-in LCR requirement, plus a buffer.
In the second quarter 2016, U.S. banking regulators issued a notice of proposed rulemaking (the proposed rule) implementing a second quantitative liquidity requirement in the U.S. generally consistent with the Net Stable Funding Ratio (NSFR) minimum liquidity measure established under the Basel III liquidity framework. Under the proposed rule, Comerica will be subject to a modified NSFR standard effective January 1, 2018, which requires a financial institution to hold a minimum level of available longer-term, stable sources of funding to fully cover a modified amount of required longer-term stable funding, over a one-year period. Comerica does not currently expect the proposed rule to have a material impact on its liquidity needs.
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
Supervision and Regulation Assessment. Section 318 of the Dodd-Frank Act authorizes the federal banking agencies to assess fees against bank holding companies with total consolidated assets in excess of $50 billion equal to the expenses necessary or appropriate in order to carry out their supervision and regulation of those companies. Comerica expensed $1.9 million for 2016, which will be assessed in the first quarter 2017.
The Volcker Rule. The federal banking agencies and the SEC published approved joint final regulations to implement the Volcker Rule on December 10, 2013. The Volcker Rule generally prohibits banking entities from engaging in proprietary trading and from owning and sponsoring "covered funds" (e.g. hedge funds and private equity funds). The final regulations adopt a multi-faceted approach to implementing the Volcker Rule prohibitions that relies on: (i) detailed descriptions of prohibited and permitted activities; (ii) detailed compliance requirements; and (iii) for banking entities with large volumes of trading activity, detailed quantitative analysis and reporting obligations. In addition to rules implementing the core prohibitions and exemptions (e.g. underwriting, market-making related activities, risk-mitigating hedging and trading in certain government obligations) of the Volcker Rule, the regulations also include two appendices devoted to record-keeping and reporting requirements, including numerous quantitative data reporting obligations for banking entities with significant trading activities (Appendix A) and enhanced compliance requirements for banking entities with significant trading or covered fund activities (Appendix B). The final rule was effective April 1, 2014. The Volcker Rule generally required full compliance with the new restrictions by July 21, 2015; however, the FRB has extended the conformance period to July 21, 2017 for covered funds that were in place prior to December 31, 2013. Comerica is currently in compliance with the effective aspect of the Volcker Rule and expects to meet the final requirements adopted by regulators within the applicable regulatory timelines. Additional information on Comerica's portfolio of indirect (through funds) private equity and venture capital investments is set forth in Note 1 of the Notes to Consolidated Financial Statements located on page F-52 of the Financial Section of this report.
Annual Capital Plans and Stress Tests. Comerica is subject to the FRB’s annual Comprehensive Capital Analysis and Review (CCAR) process, as well as the Dodd-Frank Act Stress Testing (DFAST) requirements. As part of the CCAR process, the FRB undertakes a supervisory assessment of the capital adequacy of bank holding companies (BHCs), including Comerica, that have $50 billion or more in total consolidated assets. This capital adequacy assessment is based on a review of a comprehensive capital plan submitted by each participating BHC to the FRB that describes the company’s planned capital actions during the nine quarter review period, as well as the results of stress tests conducted by both the company and the FRB under different hypothetical macro-economic scenarios, including a supervisory baseline and an adverse and a severely adverse scenario provided by the FRB. The FRB reviews both quantitative factors (such as projected capital ratios under a hypothetical stress scenario) and qualitative factors (such as the strength of the company's capital planning process). On January 30, 2017, the FRB issued a final rule stating that going forward, large and noncomplex firms, such as Comerica, would remain subject to a quantitative assessment in CCAR, but would no longer be subject to the qualitative assessment as part of CCAR; instead, the qualitative assessment would be conducted through the regular ongoing supervisory review process.
After completing its review, the FRB may object or not object to the company’s proposed capital actions, such as plans to pay or increase common stock dividends, reinstate or increase common equity repurchase programs, or issue or redeem preferred stock or other regulatory capital instruments. In connection with the 2016 CCAR, Comerica submitted its 2016 capital plan to the FRB on April 4, 2016; on June 23, 2016, Comerica and the FRB released the revenue, loss and capital results from the annual stress testing exercises and on June 29, 2016, Comerica announced that the FRB had completed its CCAR 2016 capital plan review and did not object to the capital plan or capital distributions contemplated in the plan for the four-quarter period commencing in the third quarter 2016 and ending in the second quarter 2017. Comerica plans to submit its CCAR 2017 capital plan to the FRB, consistent with supervisory guidance (SR 15-19), in April 2017 and expects to receive the results of the FRB's review of the plan in June 2017 and to release its company-run stress tests results in June or July 2017.
FRB regulations also required that Comerica and other large bank holding companies conduct a separate mid-year stress test using financial data as of June 30th and three company-derived macro-economic scenarios (base, adverse and severely adverse) and publish a summary of the results under the severely adverse scenario. On October 20, 2016, Comerica released the results of its company-run mid-year stress tests. Stress test results are available in the Investor Relations section of Comerica's website at investor.comerica.com, on the “Regulatory Disclosures” page under "Financial Reports."
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
Resolution (Living Will) Plans. Section 165(d) of the Dodd-Frank Act requires bank holding companies with total consolidated assets of $50 billion or more (“covered companies”) to prepare and submit to the federal banking agencies (e.g., FRB and FDIC) a plan for their rapid and orderly resolution under the U.S. Bankruptcy Code. Covered companies, such as Comerica, with less than $100 billion in total nonbank assets were required to submit their initial plans by December 31, 2013. In addition, Section 165(d) requires FDIC-insured depository institutions (like Comerica Bank) with assets of $50 billion or more to develop, maintain, and periodically submit plans outlining how the FDIC would resolve it through the FDIC's resolution powers under the Federal Deposit Insurance Act. The federal banking agencies have issued rules to implement these requirements. In addition, those rules require the filing of annual updates to the plans. Both Comerica and Comerica Bank filed their respective initial and updated resolution plans by the required due dates, and will submit their 2017 resolution plans prior to December 31, 2017.
Section 611 and Title VII of the Dodd-Frank Act. Section 611 of the Dodd-Frank Act prohibits a state bank from engaging in derivative transactions unless the lending limit laws of the state in which the bank is chartered take into consideration exposure to derivatives. Section 611 does not provide how state lending limit laws must factor in derivatives. The Texas Finance Commission has adopted an administrative rule meeting the requirements of Section 611. Comerica Bank's policy is designed to comply with the Texas rule. Accordingly, Comerica Bank may engage in derivative transactions, as permitted by applicable law.
Title VII of the Dodd-Frank Act establishes a comprehensive framework for over-the-counter (“OTC”) derivatives transactions. The structure for derivatives set forth in the Dodd-Frank Act is intended to promote, among other things, exchange trading and centralized clearing of swaps and security-based swaps, as well as greater transparency in the derivatives markets and enhanced monitoring of the entities that use these markets. In this regard, the CFTC and SEC have issued several regulatory proposals, some of which are now effective or will become effective in 2017. Most of the requirements did not impact Comerica since the Bank does not meet the definition of swap dealer nor is it a “major swap participant.”
On October 13, 2016, the CFTC issued an Order setting the de minimis threshold at $8 billion through December 31, 2018 with respect to the de minimis exception to the swap dealer definition.  In taking this action, the de minimis threshold will not decrease to $3 billion on December 31, 2017, as initially proposed.  At this time, Comerica will continue to track its dealing activity.
The  variation margin requirements for non-centrally cleared swaps and security-based swaps are effective for Comerica on March 31, 2017.  The variation margin requirements were issued for the purpose of ensuring safety and soundness of swap trading in light of the risk to the financial system associated with non-cleared swaps activity.  Comerica is currently working toward meeting compliance with the variation margin requirements.
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
On October 5, 2016, effective October 1, 2017, the CFPB issued final regulations establishing new consumer protections and disclosure requirements on prepaid accounts. The final rule’s definition of prepaid accounts specifically includes payroll card accounts and government benefit accounts. It also includes cards that are not linked to a deposit account to conduct person-to- person (P2P) transfers.  The regulations include (i) the provision of either periodic statements or free online account information access; (ii) new account error and unauthorized transaction rights; (iii) new “Know Before You Choose” prepaid account disclosures; (iv) public disclosure of account agreements for prepaid accounts and (v) credit protection for linked credit accounts. Additionally, the final rule regulates overdraft credit features that may be offered in conjunction with prepaid accounts.
Comerica has positioned itself to be in compliance with the new requirements.
Truth in Lending Act (“TILA”) and Real Estate Settlement Procedures Act (“RESPA”). In November 2013, the CFPB issued a rule implementing new TILA RESPA Integrated Disclosures (“TRID”) to replace the initial Truth-in-Lending disclosure and Good Faith Estimate for most closed-end consumer mortgage loans. The effective date was October 3, 2015. Significant changes in TRID include: (1) expansion of the scope of loans that require RESPA early disclosures, including bridge loans, vacant land loans, and construction loans; (2) changes and additions to “waiting period” requirements to close a loan; (3) reduced tolerances for estimated fees and (4) the lender, rather than the closing agent, is responsible for providing final disclosures. Although Comerica outsources most of its consumer mortgage loans, consumer construction financing has been suspended. This regulation has also resulted in a suspension of consumer bridge loan financing. Such financing has not been a significant business for Comerica.
Home Mortgage Disclosure Act (HMDA), Equal Credit Opportunity Act (ECOA) and Uniform Residential Loan Application (URLA). A revised and redesigned URLA was approved by the CFPB on September 23, 2016. The official approval expands the Home Mortgage Disclosure Act information about Ethnicity and Race that can be collected from January 1, 2017 through December 31, 2017. Regulation C, as amended by the final rule published in the Federal Register at 80 FR 66127 on October 28, 2015 (2015 HMDA final rule), will require financial institutions to permit applicants to self-identify using disaggregated ethnic and racial categories beginning January 1, 2018 in conformance with the 2016 URLA. Most consumer-purpose transactions, including closed-end home-equity loans, home-equity lines of credit and reverse mortgages, are subject to the regulation. Most commercial-purpose transactions (i.e., loans or lines of credit not for personal, family, or household purposes) are subject to the regulation only if they are for the purpose of home purchase, home improvement, or refinancing. The final rule excludes from coverage home improvement loans that are not secured by a dwelling (i.e., home improvement loans that are unsecured or that are secured by some other type of collateral) and all agricultural-purpose loans and lines of credit. Comerica is monitoring and implementing changes as required.
FDIC Guidance on Brokered Deposits.  On January 5, 2015, the FDIC issued guidance in the form of “Frequently Asked Questions” to promote consistency by insured depository institutions in identifying, accepting, and reporting brokered deposits.  On November 13, 2015, the FDIC issued proposed updates to the FAQs.  All insured depository institutions (including those that are well capitalized) must report brokered deposits in their Consolidated Reports of Condition and Income (Call Reports).  Comerica has evaluated the impact of these FAQs, including the proposed updates, to various business units throughout the organization. The FAQs had only a nominal impact.
Flood Insurance Reform. The Biggert-Waters Flood Insurance Reform Act of 2012 (“Biggert-Waters Act”), as amended by the Homeowner Flood Insurance Affordability Act of 2014, modified the National Flood Insurance Program by: (i) increasing the maximum civil penalty for Flood Disaster Protection Act violations to $2,000 and eliminating the annual penalty cap; (ii) requiring certain lenders (including Comerica) to escrow premiums and fees for flood insurance on residential improved real estate; (iii) directing lenders to accept private flood insurance and to notify borrowers of its availability; (iv) amending the force placement requirement provisions; and (v) permitting lenders to charge borrowers costs for lapses in or insufficient coverage. These requirements will impact Comerica loans and extensions of credit secured with residential improved real estate. The civil penalty and force placed insurance provisions were effective immediately.  The escrow provisions became effective on January 1, 2016.
On October 31, 2016, the federal agencies issued a Joint Notice of Proposed Rulemaking concerning the private flood insurance rules with request for additional public comments due on January 6, 2017. Comerica will continue to monitor the development and implementation of the private flood insurance rules.

Future Legislation and Regulatory Measures
The environment in which financial institutions have operated since the financial crisis, including legislative and regulatory changes affecting capital, liquidity, supervision, permissible activities, corporate governance and compensation, and changes in fiscal policy, may have long-term effects on the business model and profitability of financial institutions that cannot be foreseen. Further, it is too soon for Comerica to predict what legislative or regulatory changes may occur as a result of the recent change in the U.S. presidential administration, or, if changes occur, the ultimate effect they would have upon the financial condition or results of operations of Comerica.
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
For additional information specific to our Energy loan portfolio, please see the caption, “Energy Lending” on pages F-30 through F-31 of the Financial Section of this report.
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
EMPLOYEES
As of December 31, 2016, Comerica and its subsidiaries had 7,659 full-time and 490 part-time employees.
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
In July 2016 Comerica announced the implementation of its efficiency and revenue initiative, GEAR Up (the "initiative") and related financial targets. There may be changes in the scope or assumptions underlying the initiative, delays in the anticipated timing of activities related to the initiative and higher than expected or unanticipated costs to implement them, and some benefits may not be fully achieved. As well, even if the initiative is successful, many factors can influence the amount of core noninterest expenses, some of which are not wholly in our control, including changing regulations, benefits and health care costs, technology and cybersecurity investments, outside processing expenses and litigation.
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
In September 2014, U.S. banking regulators issued a final rule implementing a quantitative liquidity requirement in the U.S. generally consistent with the Liquidity Coverage Ratio ("LCR") minimum liquidity measure established under the Basel III liquidity framework. Under the final rule, Comerica is subject to a modified LCR standard, which requires a financial institution to hold a minimum level of high-quality, liquid assets to fully cover modified net cash outflows under a 30-day systematic liquidity stress scenario. The rule was effective for Comerica on January 1, 2016. During the transition year, 2016, Comerica was required to maintain a minimum LCR of 90 percent. Beginning January 1, 2017, and thereafter, the minimum required LCR will be 100 percent. For more information regarding the LCR, please see the “Supervision and Regulation” section of this report. The inability to access capital markets funding sources as needed could adversely impact our level of regulatory-qualifying capital and ability to continue to comply with the LCR framework.
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
Comerica is required to satisfy stringent capital and liquidity standards, including annual and mid-year stress testing and quantitative standards for liquidity management, as a result of capital and liquidity requirements in connection with Basel III and the Dodd-Frank Act. Additional information on the regulatory capital and liquidity requirements currently applicable to Comerica is set forth in the “Supervision and Regulation” section of this report. These requirements, and any other new laws or regulations related to capital and liquidity, could adversely affect Comerica's ability to pay dividends or make equity repurchases, or could require Comerica to reduce business levels or to raise capital, including in ways that may adversely affect its results of operations or financial condition and/or existing shareholders.
Further, our regulators may also require us to satisfy additional, more stringent capital adequacy and liquidity standards than those specified as part of the Dodd-Frank Act and the FRB's rules implementing Basel III.
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
In particular, oil and gas prices have remained at lower levels since mid-2014. Loans in the Energy business line were $2.3 billion, or less than 5 percent of total loans, at December 31, 2016. If oil and gas prices become further depressed and remain depressed for an extended period of time, Comerica's energy portfolio could experience increased credit losses, which could adversely affect Comerica's financial results. Additionally, a prolonged period of further decreased oil prices could also have a negative impact on the Texas economy, which could have a material adverse effect on Comerica’s business, financial condition and results of operations. For more information regarding Comerica's energy portfolio, please see “Energy Lending” beginning on page F-30 of the Financial Section of this report.

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
Comerica may also be subject to disruptions of its operating systems arising from events that are wholly or partially beyond its control, which may include, for example, computer viruses, cyber attacks (including cyber attacks resulting in the destruction or exfiltration of data and systems), spikes in transaction volume and/or customer activity, electrical or telecommunications outages, or natural disasters. Although Comerica has programs in place related to business continuity, disaster recovery and information security to maintain the confidentiality, integrity, and availability of its systems, business applications and customer information, such disruptions may give rise to interruptions in service to customers and loss or liability to Comerica, including loss of customer data. Comerica has not experienced a cyber attack which resulted in a loss of client data. However, future cyber attacks could be more disruptive and damaging, and Comerica may not be able to anticipate or prevent all such attacks.

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
•Changes in regulation or oversight may have a material adverse impact on Comerica's operations.
Comerica is subject to extensive regulation, supervision and examination by the U.S. Treasury, the Texas Department of Banking, the FDIC, the FRB, the SEC, FINRA and other regulatory bodies. Such regulation and supervision governs the activities in which Comerica may engage. Regulatory authorities have extensive discretion in their supervisory and enforcement activities, including the imposition of restrictions on Comerica's operations, investigations and limitations related to Comerica's securities, the classification of Comerica's assets and determination of the level of Comerica's allowance for loan losses. Any change in such regulation and oversight, whether in the form of regulatory policy, regulations, legislation or supervisory action, may have a material adverse impact on Comerica's business, financial condition or results of operations. It is too soon for Comerica to predict what legislative or regulatory changes may occur as a result of the recent change in the U.S. presidential administration, or, if changes occur, the ultimate effect they would have upon the financial condition or results of operations of Comerica. The impact of any future legislation or regulatory actions may adversely affect Comerica's businesses or operations.

•	Comerica relies on other companies to provide certain key components of its business infrastructure, and certain failures could materially adversely affect operations.
Comerica faces the risk of operational disruption, failure or capacity constraints due to its dependency on third party vendors for components of its business infrastructure. Third party vendors provide certain key components of Comerica's business infrastructure, such as data processing and storage, payment processing services, recording and monitoring transactions, internet connections and network access, clearing agency and card processing services. While Comerica conducts due diligence prior to engaging with third party vendors, it does not control their operations. Further, while Comerica's vendor management policies and practices are designed to comply with current vendor regulations, these policies and practices cannot eliminate this risk. In this context, any vendor failure to properly deliver these services could adversely affect Comerica’s business operations, and result in financial loss, reputational harm, and/or regulatory action.

•	Changes in the financial markets, including fluctuations in interest rates and their impact on deposit pricing, could adversely affect Comerica's net interest income and balance sheet.
The operations of financial institutions such as Comerica are dependent to a large degree on net interest income, which is the difference between interest income from loans and investments and interest expense on deposits and borrowings. Prevailing economic conditions, the trade, fiscal and monetary policies of the federal government and the policies of various regulatory agencies all affect market rates of interest and the availability and cost of credit, which in turn significantly affect financial institutions' net interest income and the market value of its investment securities. Interest rates over the past several years have remained at low levels, even following the Federal Open Market Committee's 25 basis point rate rises in December 2015 and 2016. A continued low interest rate environment may continue to adversely affect the interest income Comerica earns on loans and investments. For a discussion of Comerica's interest rate sensitivity, please see, “Market and Liquidity Risk” beginning on page F-32 of the Financial Section of this report.
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
Rating agencies regularly evaluate Comerica, and their ratings are based on a number of factors, including Comerica's financial strength as well as factors not entirely within its control, including conditions affecting the financial services industry generally. There can be no assurance that Comerica will maintain its current ratings. In February 2016, Standard & Poor's downgraded Comerica's long-term senior credit ratings one notch to BBB+ and Comerica Bank's long and short-term credit ratings one notch to A- and A-2, respectively. In March 2015, Moody's Investors Service put global bank ratings on review following the publication of revised bank rating methodology and in May 2015, it downgraded Comerica Bank's long-term senior credit ratings one notch to A3. In February 2016, Moody's revised its outlook to "Negative." While recent credit rating actions have had little to no detrimental impact on Comerica's profitability, borrowing costs, or ability to access the capital markets, future downgrades to Comerica's or its subsidiaries' credit ratings could adversely affect Comerica's profitability, borrowing costs, or ability to access the capital markets or otherwise have a negative effect on Comerica's results of operations or financial condition. If such a reduction placed Comerica's or its subsidiaries' credit ratings below investment grade, it could also create obligations or liabilities under the terms of existing arrangements that could increase Comerica's costs under such arrangements. Additionally, a downgrade of the credit rating of any particular security issued by Comerica or its subsidiaries could negatively affect the ability of the holders of that security to sell the securities and the prices at which any such securities may be sold.

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
Additionally, the financial services industry is subject to extensive regulation. For more information, see the “Supervision and Regulation” section of this report. Such regulations may require significant additional investments in technology, personnel or other resources or place limitations on the ability of financial institutions, including Comerica, to engage in certain activities. Comerica's competitors may be subject to a significantly different or reduced degree of regulation due to their asset size or types of products offered. They may also have the ability to more efficiently utilize resources to comply with regulations or may be able to more effectively absorb the costs of regulations into their existing cost structure.
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
Further, Comerica's ability to retain key officers and employees may be impacted by legislation and regulation affecting the financial services industry. In 2016, the FRB, OCC and several other federal financial regulators revised and re-proposed rules to implement Section 956 of the Dodd-Frank Act. Section 956 directed regulators to jointly prescribe regulations or guidelines prohibiting incentive-based payment arrangements, or any feature of any such arrangement, at covered financial institutions that encourage inappropriate risks by providing excessive compensation or that could lead to a material financial loss. Consistent with the Dodd-Frank Act, the proposed rule would not apply to institutions with total consolidated assets of less than $1 billion, and would impose heightened standards for institutions with $50 billion or more in total consolidated assets, which includes Comerica. For these larger institutions, the proposed rule would require the deferral of at least 40 percent of incentive-based payments for designated executives and significant risk-takers who individually have the ability to expose the institution to possible losses that are substantial in relation to the institution's size, capital or overall risk tolerance. Moreover, incentive-based compensation of these individuals would be subject to potential clawback for seven years following vesting. Further, the rule imposes enhanced risk management controls and governance and internal policy and procedure requirements with respect to incentive compensation. Accordingly, Comerica may be at a disadvantage to offer competitive compensation compared to other financial institutions (as referenced above) or companies in other industries, which may not be subject to the same requirements.

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

Comerica has significant operations and a significant customer base in California, Texas, Florida and other regions where natural and other disasters may occur. These regions are known for being vulnerable to natural disasters and other risks, such as tornadoes, hurricanes, earthquakes, fires, droughts and floods, the nature and severity of which may be impacted by climate change. These types of natural catastrophic events at times have disrupted the local economy, Comerica's business and customers and have posed physical risks to Comerica's property. In addition, catastrophic events occurring in other regions of the world may have an impact on Comerica's customers and in turn, on Comerica. A significant catastrophic event could materially adversely affect Comerica's operating results.

•	The tax treatment of corporations could be subject to potential legislative, administrative or judicial changes or interpretations.
The present federal income tax treatment of corporations may be modified by legislative, administrative or judicial changes or interpretations at any time. For example, the current administration has indicated it will propose reductions to the corporate statutory tax rate.  A decline in the federal corporate tax rate may lower Comerica’s tax provision expense.  However, it may also significantly decrease the value of Comerica’s deferred tax assets (“DTAs”), which would result in a reduction of net income in the period in which the tax change is enacted.  At December 31, 2016, Comerica’s net DTAs were approximately $217 million.
As well, if the President and Congress approve comprehensive tax reform, low-income housing tax credits (LIHTCs), New Markets Tax Credits (NMTCs), the beneficial tax treatment of bank-owned life insurance or other current tax positions taken by Comerica could be at risk. We are unable to predict whether any of these changes, or other proposals, will ultimately be enacted. Any such changes could adversely affect Comerica.

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
Management has identified certain accounting policies as being critical because they require management's judgment to make difficult, subjective or complex judgments about matters that are uncertain. Materially different amounts could be reported under different conditions or using different assumptions or estimates. Comerica has established detailed policies and control procedures that are intended to ensure these critical accounting estimates and judgments are well controlled and applied consistently. In addition, the policies and procedures are intended to ensure that the process for changing methodologies occurs in an appropriate manner. Because of the uncertainty surrounding management's judgments and the estimates pertaining to these matters, Comerica cannot guarantee that it will not be required to adjust accounting policies or restate prior period financial statements. See “Critical Accounting Policies” on pages F-38 through F-41 of the Financial Section of this report and Note 1 of the Notes to Consolidated Financial Statements located on pages F-49 through F-61 of the Financial Section of this report.
Item 1B.  Unresolved Staff Comments.
None.
Item 2.  Properties.
The executive offices of Comerica are located in the Comerica Bank Tower, 1717 Main Street, Dallas, Texas 75201. Comerica Bank occupies six floors of the building, plus additional space on the building's lower level. Comerica does not own the Comerica Bank Tower space, but has naming rights to the building and leases the space from an unaffiliated third party. The lease for such space used by Comerica and its subsidiaries extends through September 2023. Comerica's Michigan headquarters are located in a 10-story building in the central business district of Detroit, Michigan at 411 W. Lafayette, Detroit, Michigan 48226. Such building is owned by Comerica Bank. As of December 31, 2016, Comerica, through its banking affiliates, operated at a total of 591 locations. This includes banking centers, trust services locations, and/or loan production or other financial services offices, primarily in the States of Texas, Michigan, California, Florida and Arizona. Of the 591 locations, 236 were owned and 355 were leased. As of December 31, 2016, affiliates also operated from leased spaces in Denver, Colorado; Wilmington, Delaware; Oakbrook Terrace, Illinois; Boston, Massachusetts; Minneapolis, Minnesota; Morristown, New Jersey; New York, New York; Rocky Mount, North Carolina; Memphis, Tennessee; McLean, Virginia; Bellevue and Seattle, Washington; Monterrey, Mexico; Toronto, Ontario, Canada and Windsor, Ontario, Canada. Comerica and its subsidiaries own, among other properties, a check processing center in Livonia, Michigan, and three buildings in Auburn Hills, Michigan, used mainly for lending functions and operations.
Item 3.  Legal Proceedings.
Please see Note 21 of the Notes to Consolidated Financial Statements located on pages F-100 through F-101 of the Financial Section of this report.

Item 4.   Mine Safety Disclosures.
Not applicable.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market Information and Holders of Common Stock
The common stock of Comerica Incorporated is traded on the New York Stock Exchange (NYSE Trading Symbol: CMA). At February 7, 2017, there were approximately 9,581 record holders of Comerica's common stock.
Sales Prices and Dividends
Quarterly cash dividends were declared during 2016 and 2015 totaling $0.89 and $0.83 per common share per year, respectively. The following table sets forth, for the periods indicated, the high and low sale prices per share of Comerica's common stock as reported on the NYSE Composite Transactions Tape for all quarters of 2016 and 2015, as well as dividend information.

Quarter	High	Low	Dividends Per Share	Dividend Yield*
2016
Fourth	$70.44	$46.75	$0.23	1.6%
Third	47.81	38.39	0.23	2.1
Second	47.55	36.27	0.22	2.1
First	41.74	30.48	0.21	2.3
2015
Fourth	$47.44	$39.52	$0.21	1.9%
Third	52.93	40.01	0.21	1.8
Second	53.45	44.38	0.21	1.7
First	47.94	40.09	0.20	1.8
* Dividend yield is calculated by annualizing the quarterly dividend per share and dividing by an average of the high and low price in the quarter.
A discussion of dividend restrictions is set forth in Note 20 of the Notes to Consolidated Financial Statements located on pages F-99 through F-100 of the Financial Section of this report, in the "Capital" section on pages F-19 through F-22 of the Financial Section of this report and in the “Supervision and Regulation” section of this report.
Performance Graph
Our performance graph is available under the caption "Performance Graph" on page F-2 of the Financial Section of this report.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
On July 26, 2016, the Board of Directors of Comerica authorized the repurchase of up to an additional 10.0 million shares of Comerica Incorporated outstanding common stock, in addition to the 5.7 million shares remaining at June 30, 2016 under the Board's prior authorizations for the equity repurchase program initially approved in November 2010. Including the July 2016 authorization, a total of 50.3 million shares and 14.1 million warrants (12.1 million share-equivalents) have been authorized for repurchase under the equity repurchase program since its inception in 2010. There is no expiration date for Comerica's equity repurchase program.
The following table summarizes Comerica's equity repurchase activity for the year ended December 31, 2016.

(shares in thousands)	Total Number of Shares and Warrants Purchased as Part of Publicly Announced Repurchase Plans or Programs (a)	Remaining Repurchase Authorization (b)		Total Number of Shares Purchased (c)	Average Price Paid Per Share
Total first quarter 2016	1,183	15,721		1,393	$35.26
Total second quarter 2016	1,483	14,238		1,488	43.78
Total third quarter 2016	2,123	22,114	(d)	2,134	45.66
October 2016	839	19,575		842	49.88
November 2016	644	17,834		645	57.10
December 2016	302	15,694		307	67.27
Total fourth quarter 2016	1,785	15,694		1,794	55.45
Total 2016	6,574	15,694		6,809	$45.70

(a)
Comerica made no repurchases of warrants under the repurchase program during the year ended December 31, 2016. Upon exercise of a warrant, the number of shares with a value equal to the aggregate exercise price is withheld from an exercising warrant holder as payment (known as a "net exercise provision"). During the year ended December 31, 2016, Comerica withheld the equivalent of approximately 2,319,000 shares to cover an aggregate of $68.2 million in exercise price and issued approximately 2,317,000 shares to the exercising warrant holders. Shares withheld in connection with the net exercise provision are not included in the total number of shares or warrants purchased in the above table.

(b)	Maximum number of shares and warrants that may yet be purchased under the publicly announced plans or programs.

(c)
Includes approximately 235,000 shares (including 9,000 shares in the quarter ended December 31, 2016) purchased pursuant to deferred compensation plans and shares purchased from employees to pay for taxes related to restricted stock vesting under the terms of an employee share-based compensation plan and 26 shares purchased by affiliated purchasers through employee benefits plan transactions during the year ended December 31, 2016. These transactions are not considered part of Comerica's repurchase program.

(d)	Includes July 26, 2016 equity repurchase authorization for up to an additional 10.0 million shares.

Item 6.  Selected Financial Data.
Reference is made to the caption “Selected Financial Data” on page F-3 of the Financial Section of this report.
Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Reference is made to the sections entitled “2016 Overview and 2017 Outlook,” “Results of Operations," "Strategic Lines of Business," "Balance Sheet and Capital Funds Analysis," "Risk Management," "Critical Accounting Policies," "Supplemental Financial Data" and "Forward-Looking Statements" on pages F-4 through F-43 of the Financial Section of this report.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.
Reference is made to the subheadings entitled “Market and Liquidity Risk,” “Operational Risk,” “Compliance Risk” and “Strategic Risk” on pages F-32 through F-37 of the Financial Section of this report.
Item 8.  Financial Statements and Supplementary Data.
Reference is made to the sections entitled “Consolidated Balance Sheets,” “Consolidated Statements of Income,” “Consolidated Statements of Comprehensive Income,” “Consolidated Statements of Changes in Shareholders' Equity,” “Consolidated Statements of Cash Flows,” “Notes to Consolidated Financial Statements,” “Report of Management,” “Reports of Independent Registered Public Accounting Firm,” and “Historical Review” on pages F-44 through F-114 of the Financial Section of this report.
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
The remainder of the response to this item will be included under the sections captioned “Information About Nominees,” “Committees and Meetings of Directors,” “Committee Assignments,” “Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance” of Comerica's definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on April 25, 2017, which sections are hereby incorporated by reference.
Item 11.  Executive Compensation.
The response to this item will be included under the sections captioned “Compensation Committee Interlocks and Insider Participation,” “Compensation Discussion and Analysis,” “Compensation of Directors,” “Governance, Compensation and Nominating Committee Report,” “2016 Summary Compensation Table,” “2016 Grants of Plan-Based Awards,” “Outstanding Equity Awards at Fiscal Year-End 2016,” “2016 Option Exercises and Stock Vested,” “Pension Benefits at Fiscal Year-End 2016,” “2016 Nonqualified Deferred Compensation,” and “Potential Payments upon Termination or Change of Control at Fiscal Year-End 2016” of Comerica's definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on April 25, 2017, which sections are hereby incorporated by reference.
Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The response to this item will be included under the sections captioned “Security Ownership of Certain Beneficial Owners,” “Security Ownership of Management” and "Securities Authorized for Issuance Under Equity Compensation Plans" of Comerica's definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on April 25, 2017, which sections are hereby incorporated by reference.
Item 13.  Certain Relationships and Related Transactions, and Director Independence.
The response to this item will be included under the sections captioned “Director Independence and Transactions of Directors with Comerica,” “Transactions of Related Parties with Comerica,” and “Information about Nominees” of Comerica's definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on April 25, 2017, which sections are hereby incorporated by reference.
Item 14.  Principal Accountant Fees and Services.
The response to this item will be included under the section captioned “Independent Registered Public Accounting Firm” of Comerica's definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on April 25, 2017, which section is hereby incorporated by reference.
PART IV

Item 15.  Exhibits and Financial Statement Schedules
The following documents are filed as a part of this report:

1.	Financial Statements: The financial statements that are filed as part of this report are included in the Financial Section on pages F-44 through F-111.

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
Item 16.  Form 10-K Summary
Not applicable.

FINANCIAL REVIEW AND REPORTS
Comerica Incorporated and Subsidiaries

PERFORMANCE GRAPH
The graph shown below compares the total returns (assuming reinvestment of dividends) of Comerica Incorporated common stock, the S&P 500 Index, and the KBW Bank Index. The graph assumes $100 invested in Comerica Incorporated common stock (returns based on stock prices per the NYSE) and each of the indices on December 31, 2011 and the reinvestment of all dividends during the periods presented.

**Comparison of Five Year Cumulative Total Return**
**Among Comerica Incorporated, KBW Bank Index, and S&P 500 Index**
**(Assumes $100 Invested on 12/31/11 and Reinvestment of Dividends)**

Comerica Incorporated
KBW Bank Index
S&P 500 Index
$300
$275
$250
$225
$200
$175
$150
$125
$100
$75
$50

| | 2011 | 2012 | 2013 | 2014 | 2015 | 2016 |
|---|---|---|---|---|---|---|
| Comerica Incorporated | 100 | 120 | 191 | 191 | 174 | 288 |
| KBW Bank Index | 100 | 133 | 183 | 200 | 201 | 259 |
| S&P 500 Index | 100 | 116 | 154 | 174 | 177 | 198 |

The performance shown on the graph is not necessarily indicative of future performance.

SELECTED FINANCIAL DATA

(dollar amounts in millions, except per share data)
Years Ended December 31	2016		2015	2014	2013	2012
EARNINGS SUMMARY
Net interest income	$1,797		$1,689	$1,655	$1,672	$1,728
Provision for credit losses	248		147	27	46	79
Noninterest income (a)	1,051		1,035	857	874	863
Noninterest expenses (a)	1,930	(b)	1,827	1,615	1,714	1,750
Provision for income taxes	193		229	277	245	241
Net income	477		521	593	541	521
Net income attributable to common shares	473		515	586	533	515
PER SHARE OF COMMON STOCK
Diluted earnings per common share	$2.68		$2.84	$3.16	$2.85	$2.67
Cash dividends declared	0.89		0.83	0.79	0.68	0.55
Common shareholders’ equity	44.47		43.03	41.35	39.22	36.86
Tangible common equity (c)	40.79		39.33	37.72	35.64	33.36
Market value	68.11		41.83	46.84	47.54	30.34
Average diluted shares (in millions)	177		181	185	187	192
YEAR-END BALANCES
Total assets	$72,978		$71,877	$69,186	$65,224	$65,066
Total earning assets	67,518		66,687	63,788	60,200	59,618
Total loans	49,088		49,084	48,593	45,470	46,057
Total deposits	58,985		59,853	57,486	53,292	52,191
Total medium- and long-term debt	5,160		3,058	2,675	3,543	4,720
Total common shareholders’ equity	7,796		7,560	7,402	7,150	6,939
AVERAGE BALANCES
Total assets	$71,743		$70,247	$66,336	$63,933	$62,569
Total earning assets	66,545		65,129	61,560	59,091	57,483
Total loans	48,996		48,628	46,588	44,412	43,306
Total deposits	57,741		58,326	54,784	51,711	49,533
Total medium- and long-term debt	4,917		2,905	2,963	3,972	4,818
Total common shareholders’ equity	7,674		7,534	7,373	6,965	7,009
CREDIT QUALITY
Total allowance for credit losses	$771		$679	$635	$634	$661
Total nonperforming loans	590		379	290	374	541
Foreclosed property	17		12	10	9	54
Total nonperforming assets	607		391	300	383	595
Net credit-related charge-offs	157		101	25	73	170
Net credit-related charge-offs as a percentage of average total loans	0.32%		0.21%	0.05%	0.16%	0.39%
Allowance for loan losses as a percentage of total period-end loans	1.49		1.29	1.22	1.32	1.37
Allowance for loan losses as a percentage of total nonperforming loans	124		167	205	160	116
RATIOS
Net interest margin (fully taxable equivalent)	2.71%		2.60%	2.70%	2.84%	3.03%
Return on average assets	0.67		0.74	0.89	0.85	0.83
Return on average common shareholders’ equity	6.22		6.91	8.05	7.76	7.43
Dividend payout ratio	32.48		28.33	24.09	23.29	20.52
Average common shareholders’ equity as a percentage of average assets	10.70		10.73	11.11	10.90	11.21
Common equity tier 1 capital as a percentage of risk-weighted assets (d)	11.09		10.54	n/a	n/a	n/a
Tier 1 capital as a percentage of risk-weighted assets (d)	11.09		10.54	10.50	10.64	10.14
Common equity ratio	10.68		10.52	10.70	10.97	10.67
Tangible common equity as a percentage of tangible assets (c)	9.89		9.70	9.85	10.07	9.76

(a)
Effective January 1, 2015, contractual changes to a card program resulted in a change to the accounting presentation of the related revenues and expenses. The effect of this change was an increase of $177 million in 2015 to both noninterest income and noninterest expenses. Amounts prior to 2015 reflect revenues from this card program net of related noninterest expenses.

(b)	Noninterest expenses in 2016 included restructuring charges of $93 million.

(c)	See Supplemental Financial Data section for reconcilements of non-GAAP financial measures.

(d)
Ratios calculated based on the risk-based capital requirements in effect at the time. The U.S. implementation of the Basel III regulatory capital framework became effective on January 1, 2015, with transitional provisions.

n/a - not applicable.

2016 OVERVIEW AND 2017 OUTLOOK
Comerica Incorporated (the Corporation) is a financial holding company headquartered in Dallas, Texas. The Corporation's major business segments are the Business Bank, the Retail Bank and Wealth Management. The core businesses are tailored to each of the Corporation's three primary geographic markets: Michigan, California and Texas. Information about the activities of the Corporation's business segments is provided in Note 23 to the consolidated financial statements.
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
GROWTH IN EFFICIENCY AND REVENUE INITIATIVE
In the second quarter 2016, the Corporation launched the Growth in Efficiency and Revenue (GEAR Up) initiative in order to meaningfully enhance profitability. Actions identified under this initiative are expected to drive additional annual pre-tax income, before restructuring charges, of approximately $270 million for full-year 2018. Additional financial targets expected from GEAR Up include a double-digit return on equity and an efficiency ratio at or below 60 percent by year-end 2018.

•
2016 progress included a reduction in workforce and a significant reduction in retirement plan expense due to a new retirement program, which together resulted in 2016 expense savings of more than $25 million, as well as the consolidation of 19 banking centers. For additional information regarding retirement plan changes, refer to the "Critical Accounting Policies" section of this financial review and Note 17 to the consolidated financial statements.

•
Expense reductions are expected to save an additional $125 million in full-year 2017, relative to the 2016 GEAR Up savings of more than $25 million, and increase to approximately $200 million in full-year 2018. This is to be achieved through continued savings from the reduction in workforce and the new retirement program, streamlining operational processes, real estate optimization, including consolidating an additional 19 banking centers in 2017 as well as reducing office and operations space, selective outsourcing of technology functions and reduction of technology system applications.

•
Revenue enhancements are expected to ramp-up to approximately $30 million in full-year 2017, gradually increasing to approximately $70 million in full-year 2018, through expanded product offerings, enhanced sales tools and training and improved customer analytics to drive opportunities.

•
Pre-tax restructuring charges of $140 million to $160 million in total are expected to be incurred through 2018. This includes restructuring charges totaling $93 million, which were incurred through December 31, 2016, and an additional $25 million to $50 million expected in 2017. For additional information regarding restructuring charges, refer to Note 22 to the consolidated financial statements.

OVERVIEW

•
Net income was $477 million in 2016, a decrease of $44 million, or 8 percent, compared to $521 million in 2015. Net income per diluted common share was $2.68 in 2016, compared to $2.84 in 2015. Excluding the after-tax impact of restructuring charges associated with GEAR Up of $59 million, or $0.34 per share, net income increased $15 million, or 3 percent.

•
Average loans were $49.0 billion in 2016, an increase of $368 million, or 1 percent, compared to 2015. Excluding a $641 million decrease in Energy, average loans increased $1.0 billion, primarily reflecting increases in Commercial Real Estate, National Dealer Services and Mortgage Banker Finance, partially offset by decreases in general Middle Market and Corporate Banking.

•
Average deposits decreased $585 million, or 1 percent, to $57.7 billion in 2016, compared to 2015. The decrease in average deposits reflected a decrease of $2.2 billion, or 7 percent, in interest-bearing deposits, partially offset by an increase of $1.7 billion, or 6 percent, in average noninterest-bearing deposits. The decrease in interest-bearing deposits reflected decreases of $1.3 billion, or 6 percent, in money market and interest-bearing checking deposits and $1.0 billion, or 24 percent, in customer certificates of deposit. The decrease in average deposits primarily reflected purposeful pricing discipline and strategic actions in light of new Liquidity Coverage Ratio (LCR) rules, with the largest decreases in

Municipalities (a general Middle Market business), Corporate Banking and the Financial Services Division (a general Middle Market business), partially offset by increases in the remaining general Middle Market businesses and Retail Banking.

•
Net interest income was $1.8 billion in 2016, an increase of $108 million, or 6 percent, compared to 2015. The increase in net interest income resulted primarily from higher interest rates, loan growth and a larger securities portfolio, partially offset by higher debt costs.

•
The provision for credit losses was $248 million in 2016, an increase of $101 million compared to 2015, primarily reflecting increased reserves for Energy and energy-related loans recorded in the first quarter 2016, partially offset by improved credit quality in the remainder of the portfolio. Net credit-related charge-offs were $157 million, or 0.32 percent of average loans, for 2016, an increase of $46 million compared to 2015. The increase was primarily due to an increase in charge-offs in the Energy portfolio.

•
Noninterest income increased $16 million, or 2 percent, in 2016, compared to 2015. Customer-driven fees increased $22 million and non-fee categories declined $6 million. An increase in card fees as well as growth in fiduciary, customer derivative and foreign exchange income was partially offset by lower commercial lending fees and investment banking income.

•
Noninterest expenses increased $103 million, or 6 percent, in 2016, compared to 2015. Excluding $93 million of restructuring charges related to the GEAR Up initiative and $33 million from the net release of litigation reserves in 2015, noninterest expenses decreased $23 million. This primarily reflected a decrease of $48 million in salaries and benefits expense, including GEAR Up savings estimated to be in excess of $25 million as well as an additional decrease in pension expense, partially offset by the impact of merit increases and one additional day in 2016. Additionally, increases in technology expense, outside processing fees and FDIC insurance premiums were partially offset by decreases in state business taxes and gains from the early termination of leveraged lease transactions.

•
The provision for income taxes decreased $36 million in 2016, compared to 2015. The effective tax rate was 28.8 percent in 2016, compared to 30.5 percent in 2015, primarily reflecting a $10 million increase in tax benefits from the early termination of certain leveraged lease transactions.

•	The quarterly dividend was increased to 22 cents per share in April 2016 and to 23 cents per share in July 2016.

•
The Corporation repurchased approximately 6.6 million shares of common stock during 2016 under the equity repurchase program. Together with dividends of $0.89 per share, $458 million, or 96 percent of 2016 net income, was returned to shareholders.

2017 OUTLOOK
Management expectations for 2017, compared to 2016, assuming a continuation of the current economic and low rate environment as well as contributions from the GEAR Up initiative of $30 million in revenue and $125 million in expense savings, are as follows:

•	Average loans higher, in line with Gross Domestic Product growth, reflecting increases in most lines of business and reduced headwinds from a declining Energy portfolio.

•	Net interest income higher, reflecting the benefit from the December 2016 short-term rate increase and loan growth, partially offset by higher funding costs and minor loan yield comparison.

◦	Full-year benefit from the December rise in short-term rates expected to be more than $70 million, assuming a 25 percent deposit beta.

•	Provision for credit losses lower, with continued solid performance of the overall portfolio.

◦	Provision and net charge-offs in line with historical normal levels of 30-40 basis points.

•
Noninterest income higher, with the execution of GEAR Up opportunities, modest growth in treasury management and card fees, as well as wealth management products such as fiduciary and brokerage services.

◦	Increase of 4 percent to 6 percent.

•
Noninterest expenses lower, reflecting lower restructuring charges and an additional $125 million in GEAR Up savings, relative to 2016 GEAR Up savings of more than $25 million. Outside processing is expected to increase in line with growing revenue. Headwinds include increased technology costs and higher FDIC insurance expense, as well as typical inflationary pressure. The gains of $13 million in 2016 from early terminations of certain leveraged lease transactions are not expected to repeat.

◦	Restructuring charges of $25 million to $50 million, compared to $93 million in 2016.

◦	Remaining noninterest expenses 1 percent to 2 percent lower.

◦	Decrease of 4 percent to 5 percent including restructuring charges.

•
Income tax expense to approximate 33 percent of pre-tax income excluding the impact of discrete items such as the tax benefit related to stock compensation of approximately $14 million recorded during January 2017.

RESULTS OF OPERATIONS
The following provides a comparative discussion of the Corporation's consolidated results of operations for 2016 compared to 2015. A comparative discussion of results for 2015 compared to 2014 is provided at the end of this section. For a discussion of the Critical Accounting Policies that affect the Consolidated Results of Operations, see the "Critical Accounting Policies" section of this Financial Review.
ANALYSIS OF NET INTEREST INCOME

(dollar amounts in millions)
Years Ended December 31	2016			2015			2014
	Average Balance	Interest	Average Rate (a)	Average Balance	Interest	Average Rate (a)	Average Balance	Interest	Average Rate (a)
Commercial loans	$31,062	$1,008	3.26%	$31,501	$962	3.07%	$29,715	$923	3.12%
Real estate construction loans	2,508	91	3.63	1,884	66	3.48	1,909	65	3.41
Commercial mortgage loans	8,981	314	3.49	8,697	296	3.41	8,706	327	3.75
Lease financing	684	18	2.65	783	25	3.17	834	19	2.33
International loans	1,367	50	3.63	1,441	51	3.58	1,376	50	3.65
Residential mortgage loans	1,894	71	3.76	1,878	71	3.77	1,778	68	3.82
Consumer loans	2,500	83	3.32	2,444	80	3.26	2,270	73	3.20
Total loans (b) (c)	48,996	1,635	3.34	48,628	1,551	3.20	46,588	1,525	3.28

Mortgage-backed securities	9,356	203	2.19	9,113	202	2.24	8,970	209	2.33
Other investment securities	2,992	44	1.51	1,124	14	1.25	380	2	0.45
Total investment securities (d)	12,348	247	2.02	10,237	216	2.13	9,350	211	2.26

Interest-bearing deposits with banks	5,099	26	0.51	6,158	16	0.26	5,513	14	0.26
Other short-term investments	102	1	0.61	106	1	0.81	109	—	0.57
Total earning assets	66,545	1,909	2.88	65,129	1,784	2.75	61,560	1,750	2.85

Cash and due from banks	1,146			1,059			934
Allowance for loan losses	(730)			(621)			(601)
Accrued income and other assets	4,782			4,680			4,443
Total assets	$71,743			$70,247			$66,336

Money market and interest-bearing checking deposits	$22,744	27	0.11	$24,073	26	0.11	$22,891	24	0.11
Savings deposits	2,013	—	0.02	1,841	—	0.02	1,744	1	0.03
Customer certificates of deposit	3,200	13	0.40	4,209	16	0.37	4,869	18	0.36
Foreign office time deposits (e)	33	—	0.35	116	1	1.02	261	2	0.82
Total interest-bearing deposits	27,990	40	0.14	30,239	43	0.14	29,765	45	0.15
Short-term borrowings	138	—	0.45	93	—	0.05	200	—	0.04
Medium- and long-term debt (f)	4,917	72	1.45	2,905	52	1.80	2,963	50	1.68
Total interest-bearing sources	33,045	112	0.34	33,237	95	0.29	32,928	95	0.29

Noninterest-bearing deposits	29,751			28,087			25,019
Accrued expenses and other liabilities	1,273			1,389			1,016
Total shareholders’ equity	7,674			7,534			7,373
Total liabilities and shareholders’ equity	$71,743			$70,247			$66,336

Net interest income/rate spread		$1,797	2.54		$1,689	2.46		$1,655	2.56

Impact of net noninterest-bearing sources of funds			0.17			0.14			0.14
Net interest margin (as a percentage of average earning assets) (b) (d)			2.71%			2.60%			2.70%

(a)	Average rate is calculated on a fully taxable equivalent (FTE) basis using a federal tax rate of 35%. The FTE adjustment to net interest income was $4 million in each of the three years presented.

(b)
Accretion of the purchase discount on the acquired loan portfolio of $4 million, $7 million and $34 million in 2016, 2015 and 2014, respectively, increased the net interest margin by 1 basis point in both 2016 and 2015 and 6 basis points in 2014.

(c)	Nonaccrual loans are included in average balances reported and in the calculation of average rates.

(d)
Includes investment securities available-for-sale and investment securities held-to-maturity. Average rate based on average historical cost. Carrying value exceeded average historical cost by $143 million, $100 million and $12 million in 2016, 2015 and 2014, respectively.

(e)	Includes substantially all deposits by foreign depositors; deposits are primarily in excess of $100,000.

(f)
Medium- and long-term debt average balances included $162 million, $160 million and $192 million in 2016, 2015 and 2014, respectively, for the gain attributed to the risk hedged with interest rate swaps. Interest expense on medium-and long-term debt was reduced by $60 million, $70 million, and $72 million in 2016, 2015 and 2014, respectively, for the net gains on these fair value hedge relationships.

RATE/VOLUME ANALYSIS

(in millions)
Years Ended December 31	2016/2015			2015/2014
	Increase (Decrease) Due to Rate	Increase (Decrease) Due to Volume (a)	Net Increase (Decrease)	Increase (Decrease) Due to Rate		Increase (Decrease) Due to Volume (a)	Net Increase (Decrease)
Interest Income:
Commercial loans	$60	$(14)	$46	$(15)		$54	$39
Real estate construction loans	2	23	25	2		(1)	1
Commercial mortgage loans	8	10	18	(31)		—	(31)
Lease financing	(4)	(3)	(7)	8		(2)	6
International loans	1	(2)	(1)	(1)		2	1
Residential mortgage loans	—	—	—	(1)		4	3
Consumer loans	1	2	3	1		6	7
Total loans	68	16	84	(37)	(b)	63	26	(b)

Mortgage-backed securities	(4)	5	1	(8)		1	(7)
Other investment securities	3	27	30	3		9	12
Total investment securities (c)	(1)	32	31	(5)		10	5

Interest-bearing deposits with banks	15	(5)	10	—		2	2
Other short-term investments	—	—	—	—		1	1
Total interest income	82	43	125	(42)		76	34

Interest Expense:
Money market and interest-bearing checking deposits	2	(1)	1	—		2	2
Savings deposits	—	—	—	(1)		—	(1)
Customer certificates of deposit	1	(4)	(3)	1		(3)	(2)
Foreign office time deposits	(1)	—	(1)	1		(2)	(1)
Total interest-bearing deposits	2	(5)	(3)	1		(3)	(2)

Medium- and long-term debt	9	11	20	3		(1)	2
Total interest expense	11	6	17	4		(4)	—

Net interest income	$71	$37	$108	$(46)		$80	$34

(a)	Rate/volume variances are allocated to variances due to volume.

(b)	Reflected a decrease of $27 million in accretion of the purchase discount on the acquired loan portfolio in 2015.

(c)	Includes investment securities available-for-sale and investment securities held-to-maturity.
NET INTEREST INCOME
Net interest income is the difference between interest earned on assets and interest paid on liabilities. Gains and losses related to the effective portion of risk management interest rate swaps that qualify as hedges are included with the interest expense of the hedged item. Net interest income comprised 63 percent, 62 percent, and 66 percent of total revenues in 2016, 2015, and 2014, respectively. The decrease in net interest income as a percentage of total revenues in 2015 was due to an increase in noninterest income resulting from a change in the accounting presentation associated with contractual changes to a card program. Refer to the Analysis of Net Interest Income and the Rate Volume Analysis tables above for an analysis of net interest income for the years ended December 31, 2016, 2015, and 2014 and details of the components of the change in net interest income for 2016 compared to 2015 and 2015 compared to 2014.
Net interest income was $1.8 billion in 2016, an increase of $108 million compared to 2015. The increase in net interest income resulted primarily from higher yields on loans and Federal Reserve Bank (FRB) deposits, driven mainly by increases in short-term rates, and earning asset volume, partially offset by higher funding costs, primarily the result of higher costs on debt swapped to variable rate and new Federal Home Loan Bank (FHLB) borrowings in the second quarter 2016. For additional information regarding medium- and long-term debt, refer to Note 12 to the consolidated financial statements. Average earning assets increased $1.4 billion, or 2 percent, primarily reflecting increases of $2.1 billion in average investment securities and $368 million in average loans, partially offset by a decrease of $1.1 billion in average interest-bearing deposits with banks.
The net interest margin (FTE) in 2016 increased 11 basis points to 2.71 percent, from 2.60 percent in 2015, primarily due to higher loan yields and the reinvestment of FRB deposits into higher yielding Treasury securities, partially offset by the impact of higher funding costs. The increase in loan yields primarily reflected a benefit from an increase in short-term rates. Average balances deposited with the FRB were $4.9 billion and $6.0 billion in 2016 and 2015, respectively, and are included in “interest-

bearing deposits with banks” on the consolidated balance sheets. Lower yielding FRB deposits decreased net interest margin by 17 basis points in 2016 and 23 basis points in 2015.
The Corporation utilizes various asset and liability management strategies to manage net interest income exposure to interest rate risk. Refer to the “Market and Liquidity Risk” section of this financial review for additional information regarding the Corporation's asset and liability management policies.
PROVISION FOR CREDIT LOSSES
The provision for credit losses was $248 million in 2016, compared to $147 million in 2015. The provision for credit losses includes both the provision for loan losses and the provision for credit losses on lending-related commitments.
The provision for loan losses is recorded to maintain the allowance for loan losses at the level deemed appropriate by the Corporation to cover probable credit losses inherent in the portfolio. The provision for loan losses was $241 million in 2016, an increase of $99 million compared to $142 million in 2015, primarily reflecting increased reserves for Energy and energy-related loans recorded in the first quarter 2016, partially offset by improved credit quality in the remainder of the portfolio.
Net loan charge-offs in 2016 increased $46 million to $146 million, or 0.30 percent of average total loans, compared to $100 million, or 0.21 percent, in 2015. The increase primarily reflected an increase in charge-offs in Energy and a decrease in recoveries in Private Banking, partially offset by decreases in Technology and Life Sciences and Small Business (primarily due to the charge-off of a single large credit in 2015).
The provision for credit losses on lending-related commitments is recorded to maintain the allowance for credit losses on lending-related commitments at the level deemed appropriate by the Corporation to cover probable credit losses inherent in lending-related commitments. The provision for credit losses on lending-related commitments was $7 million in 2016 and $5 million in 2015. Lending-related commitment charge-offs were $11 million in 2016 and $1 million in 2015.
For further discussion of the allowance for loan losses and the allowance for credit losses on lending-related commitments, including the methodology used in the determination of the allowances and an analysis of the changes in the allowances, refer to Note 1 to the consolidated financial statements and the "Credit Risk" section of this financial review.
NONINTEREST INCOME

(in millions)
Years Ended December 31	2016		2015		2014
Card fees	$303	(a)	$276	(a)	$81
Service charges on deposit accounts	219		223		215
Fiduciary income	190		187		180
Commercial lending fees	89		99		98
Letter of credit fees	50		53		57
Bank-owned life insurance	42		40		39
Foreign exchange income	42		40		40
Brokerage fees	19		17		17
Net securities losses	(5)		(2)		—
Other noninterest income (b)	102		102		130
Total noninterest income	$1,051		$1,035		$857

(a)
Effective January 1, 2015, contractual changes to a card program resulted in a change to the accounting presentation of the related revenues and expenses. The effect of this change was an increase to card fees of $182 million in 2016 and $177 million in 2015.

(b)	The table below provides further details on certain categories included in other noninterest income.
Noninterest income increased $16 million to $1.1 billion in 2016, compared to $1.0 billion in 2015. An analysis of significant year over year changes by individual line item follows.
Card fees consist primarily of interchange and other fees earned on government card programs, commercial cards and debit/ATM cards, as well as, beginning in 2015, fees from providing merchant payment processing services. Card fees increased $27 million, or 9 percent, to $303 million in 2016, compared to $276 million in 2015. The increase in 2016 was primarily due to volume-driven increases from merchant payment processing services and government card programs.
Service charges on deposit accounts decreased $4 million, or 1 percent, to $219 million in 2016, compared to $223 million in 2015. The decrease in 2016 primarily reflected a decrease in retail service charges.
Fiduciary income increased $3 million, or 1 percent, to $190 million in 2016, compared to $187 million in 2015. Personal trust fees, institutional trust fees and investment advisory fees are the three major components of fiduciary income. These fees are based on services provided, assets under management and assets under administration. Fluctuations in the market values of the underlying assets managed or administered, which include both equity and fixed income securities, and net asset flows within client accounts impact fiduciary income. The increase in 2016 was primarily due to an increase in institutional trust fees, largely driven by net asset inflows and increased activity in securities lending services.
Commercial lending fees decreased $10 million, or 11 percent, to $89 million in 2016, compared to $99 million in 2015, primarily reflecting a decrease in unused commitment fees, largely due to a decline in Energy commitments, and a decrease in syndication agent fees.
Letter of credit fees decreased $3 million, or 4 percent, to $50 million in 2016, compared to $53 million in 2015. The decrease in 2016 was primarily due to pricing actions taken based on changes in regulatory rules.
Other noninterest income was unchanged at $102 million in 2016, compared to 2015. The following table illustrates certain categories included in "other noninterest income" on the consolidated statements of income.

(in millions)
Years Ended December 31	2016	2015	2014
Customer derivative income	$27	$18	$22
Insurance commissions	10	10	13
Investment banking fees	7	12	18
Income from principal investing and warrants	7	6	10
Securities trading income	6	9	9
Deferred compensation asset returns (a)	3	—	6
Income from unconsolidated subsidiaries	(2)	2	8
All other noninterest income	44	45	44
Other noninterest income	$102	$102	$130

(a)
Compensation deferred by the Corporation's officers and directors is invested based on investment selections of the officers and directors. Income earned on these assets is reported in noninterest income and the offsetting change in liability is reported in salaries and benefits expense.

The increase in customer derivative income primarily reflected an increase in income from interest rate derivative contracts, in part due to net favorable derivative credit valuation adjustments in 2016, compared to net unfavorable adjustments in 2015. The decline in investment banking fees was largely due to decreased activity in the energy markets, while income from unconsolidated subsidiaries reflected the termination of a joint venture with a payment processor in the second quarter 2015 and was more than offset by the increase in merchant payment processing services revenue included in card fees.
NONINTEREST EXPENSES

(in millions)
Years Ended December 31	2016		2015		2014
Salaries and benefits expense	$961		$1,009		$980
Outside processing fee expense	336	(a)	318	(a)	111
Net occupancy expense	157		159		171
Equipment expense	53		53		57
Restructuring expense	93		—		—
Software expense	119		99		95
FDIC insurance expense	54		37		33
Advertising expense	21		24		23
Litigation-related expense	1		(32)		4
Gain on debt redemption	—		—		(32)
Other noninterest expenses	135		160		173
Total noninterest expenses	$1,930		$1,827		$1,615

(a)
Effective January 1, 2015, contractual changes to a card program resulted in a change to the accounting presentation of the related revenues and expenses. The effect of this change was an increase to outside processing fee expense of $182 million in 2016 and $177 million in 2015.

Noninterest expenses increased $103 million to $1.9 billion in 2016, compared to $1.8 billion in 2015. Excluding $93 million of restructuring charges related to the GEAR Up initiative and $33 million from the net release of litigation reserves in 2015, noninterest expenses decreased $23 million, or 1 percent, in 2016. An analysis of significant increases and decreases by individual line item is presented below.
Salaries and benefits expense decreased $48 million, or 5 percent, to $961 million in 2016, compared to $1.0 billion in 2015. The decrease in salaries and benefits included GEAR Up savings estimated to be in excess of $25 million as well as an additional decrease in pension expense, partially offset by the impact of merit increases and one additional day in 2016.

Outside processing fee expense increased $18 million to $336 million in 2016, compared to $318 million in 2015, primarily due to volume-driven increases related to processing for merchant services, a retirement savings program and other revenue-generating activities, as well as increases in certain outsourced services.
Restructuring charges in 2016 associated with the implementation of the GEAR Up initiative included $52 million of employee costs, $15 million of facilities costs and $26 million of other charges. For further information about restructuring charges, refer to Note 22 to the consolidated financial statements.
Software expense increased $20 million to $119 million in 2016, compared to $99 million in 2015, primarily reflecting continued investment in the Corporation's technology infrastructure.
FDIC insurance premiums increased $17 million to $54 million in 2016, compared to $37 million in 2015, in part due to federal rules implemented on July 1, 2016 in order to increase the statutorily required minimum level of the Deposit Insurance Fund, as well as higher risk-based assessment rates (due largely to impacts from the energy cycle) and an increase in the assessment base.
Litigation-related expense increased $33 million, reflecting the benefit to 2015 from the release of $33 million of litigation reserves. For further information about legal proceedings, refer to Note 21 to the consolidated financial statements.
Other noninterest expenses decreased $25 million, or 16 percent, to $135 million in 2016, from $160 million in 2015, primarily reflecting a $9 million decrease in state business taxes and a $6 million increase in gains from the early termination of certain leveraged lease transactions, as well as smaller decreases in many other categories.
INCOME TAXES AND RELATED ITEMS
The provision for income taxes was $193 million in 2016, compared to $229 million in 2015. The $36 million decrease in the provision for income taxes in 2016, compared to 2015, was due primarily to the decrease in pretax income as well as a $10 million increase in tax benefits from the early termination of certain leveraged leases.
Net deferred tax assets were $217 million at December 31, 2016, compared to $199 million at December 31, 2015. The increase of $18 million resulted primarily from increases in deferred tax assets related to the allowance for loan losses and net unrealized losses on investment securities available-for-sale and a decrease in deferred tax liabilities related to lease financing transactions, partially offset by a decrease in unrealized losses related to defined benefit plans and a decrease related to stock-based compensation. Deferred tax assets of $463 million were evaluated for realization and it was determined that a valuation allowance of $3 million, related to state net operating loss carryforwards, was needed at both December 31, 2016 and December 31, 2015. These conclusions were based on available evidence of loss carryback capacity, projected future reversals of existing taxable temporary differences and assumptions made regarding future events.
2015 RESULTS OF OPERATIONS COMPARED TO 2014
Net interest income was $1.7 billion in 2015, an increase of $34 million compared to 2014. The increase in net interest income in 2015 resulted primarily from higher earnings asset volume, partially offset by lower loan and investment yields. Lower loan yields were in part due to a $27 million decrease in the accretion of the purchase discount on the acquired loan portfolio, continued pressure on yields from the low-rate environment and changing loan portfolio dynamics.
The net interest margin (FTE) in 2015 decreased 10 basis points to 2.60 percent, from 2.70 percent in 2014, primarily due to lower loan yields and an increase in average balances deposited with the FRB, partially offset by higher average loan balances. The decrease in loan yields primarily reflected unfavorable portfolio dynamics and a decrease in accretion on the acquired loan portfolio, shifts in the average loan portfolio mix and the impact of a competitive low-rate environment, partially offset by a benefit from an increase in short-term rates. Accretion of the purchase discount on the acquired loan portfolio increased the net interest margin by 1 basis point in 2015, compared to 6 basis points in 2014. The "Analysis of Net Interest Income" and "Rate/Volume Analysis" tables under the "Net Interest Income" subheading in this section above provide an analysis of net interest income for 2015 and 2014 and details the components of the change in net interest income for 2015 compared to 2014.
The provision for credit losses, which includes both the provision for loan losses and the provision for credit losses on lending-related commitments, was $147 million in 2015, compared to $27 million in 2014. The provision for loan losses was $142 million in 2015 compared to $22 million in 2014. The increase primarily reflected increased provisions for Energy and energy-related loans, Technology and Life Sciences, Corporate Banking and Small Business. Net loan charge-offs in 2015 increased $75 million to $100 million, or 0.21 percent of average total loans, compared to $25 million, or 0.05 percent, in 2014. The increase primarily reflected increases in Energy, general Middle Market (largely due to an increase in charge-offs on energy-related loans), Small Business (primarily due to the charge-off of a single large credit in 2015), Corporate Banking and Technology and Life Sciences, partially offset by an increase in net recoveries in Private Banking. The provision for credit losses on lending-related commitments was $5 million in both 2015 and 2014. Lending-related commitment charge-offs were $1 million in 2015 and insignificant in 2014.

Noninterest income increased $178 million to $1.0 billion in 2015, compared to $857 million in 2014. Excluding the $177 million impact of the change in accounting presentation on card fees as described in footnote (a) to the table provided under the "Noninterest Income" subheading previously in this section, noninterest income increased $1 million. Card fees increased $195 million to $276 million in 2015, compared to $81 million in 2014. Two significant developments impacted the comparability of card fees between 2015 and 2014. First, the Corporation entered into a new contract for an existing card program effective January 1, 2015, which resulted in the Corporation recognizing an additional $177 million of revenue related to card fees in 2015, with a corresponding amount being recorded to outside processing fees expense. Second, the Corporation changed its business model for providing merchant payment processing services, resulting in $17 million of additional revenue in 2015. Service charges on deposit accounts increased $8 million, or 4 percent, in 2015, primarily due to increased commercial service charges. Fiduciary income increased $7 million, or 4 percent in 2015, primarily due to an increase in investment advisory fees, largely driven by net asset inflows, as brokerage clients continued to transition from transactional services to investment advisory services, and the favorable impact on fees from market value increases. Letter of credit fees decreased $4 million, or 7 percent in 2015, primarily due to regulatory-driven decreases in the volume of letters of credit outstanding. Other noninterest income decreased $28 million, or 22 percent, in 2015, compared to 2014. The decrease primarily reflected decreases in investment banking fees, income from unconsolidated subsidiaries and deferred compensation plan asset returns. The decline in investment banking fees was largely due to decreased activity in the energy market. Income from unconsolidated subsidiaries reflected a decrease of $11 million in income from the merchant payment processing joint venture that concluded in the second quarter 2015, partially offset by a decrease in tax credit investment amortization expense. The decrease in deferred compensation plan asset returns was offset by a decrease in deferred compensation expense in salaries and benefits expense. Refer to the table provided under the “Noninterest Income” subheading previously in this section for the details of certain categories included in other noninterest income.
Noninterest expenses increased $212 million in 2015, compared to 2014. Excluding the $177 million impact of the change in accounting presentation on outside processing fees as described in footnote (a) to the table provided under the "Noninterest Expense" subheading previously in this section, noninterest expenses increased $35 million, or 2 percent. Salaries and benefits expense increased $29 million, or 3 percent, in 2015, primarily due to an increase in technology-related contract labor expenses, the impact of merit increases and higher defined benefit pension expense, partially offset by decreases in deferred compensation plan expense and lower severance and executive incentive compensation expense. Outside processing fee expense increased $207 million, to $318 million, in 2015. Excluding the impact of the above-described change in accounting principle, outside processing fee expense increased $29 million, or 24 percent, primarily due to increased third-party processing expenses, including up-front costs related to the new business model for providing merchant payment processing services, as well as an increase related to a retirement savings program and other expenses related to revenue-generating activities. Net occupancy and equipment expense decreased $16 million, or 7 percent, in 2015, primarily the result of lease termination charges of $10 million taken in 2014 as well as the 2015 benefit from those real estate optimization actions. Litigation-related expenses decreased $36 million in 2015, reflecting the release of $33 million of litigation reserves in 2015. The Corporation recognized a gain on debt redemption of $32 million in 2014 on the early redemption of a $150 million subordinated note, primarily from the recognition of the unamortized value of a related, previously terminated interest rate swap. Other noninterest expenses decreased $13 million, or 7 percent, in 2015, primarily reflecting a decrease in charitable contributions to the Comerica Charitable Foundation in 2015.
The provision for income taxes decreased $48 million to $229 million in 2015, primarily due to a decrease in pretax income as well as a $5 million tax benefit from the early termination of certain leveraged leases.

STRATEGIC LINES OF BUSINESS
The Corporation's operations are strategically aligned into three major business segments: the Business Bank, the Retail Bank and Wealth Management. These business segments are differentiated based upon the products and services provided. In addition to the three major business segments, Finance is also reported as a segment. The Other category includes items not directly associated with these business segments or the Finance segment. The performance of the business segments is not comparable with the Corporation's consolidated results and is not necessarily comparable with similar information for any other financial institution. Additionally, because of the interrelationships of the various segments, the information presented is not indicative of how the segments would perform if they operated as independent entities. Market segment results are also provided for the Corporation's three primary geographic markets: Michigan, California and Texas. In addition to the three primary geographic markets, Other Markets is also reported as a market segment. Note 23 to the consolidated financial statements describes the Corporation's segment reporting methodology as well as the business activities of each business segment and presents financial results of these business segments for the years ended December 31, 2016, 2015 and 2014.
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
BUSINESS SEGMENTS
The following table presents net income (loss) by business segment.

(dollar amounts in millions)
Years Ended December 31	2016		2015		2014
Business Bank	$638	88%	$762	85%	$822	86%
Retail Bank	7	1	47	5	44	5
Wealth Management	76	11	85	10	84	9
	721	100%	894	100%	950	100%
Finance	(244)		(373)		(359)
Other (a)	—		—		2
Total	$477		$521		$593
(a)    Includes items not directly associated with the three major business segments or the Finance Division.
The Business Bank's net income of $638 million in 2016 decreased $124 million, compared to $762 million in 2015. Net interest income of $1.4 billion decreased $80 million in 2016, primarily reflecting an increase in net funds transfer pricing (FTP) charges, partially offset by the benefit provided by an increase in average loans of $184 million and one additional day in 2016. The increase in net FTP charges primarily reflected an increase in the cost of funds due to the increase in short-term market rates, lower funding credits due to a $1.2 billion decrease in average deposits, and the new 2016 FTP charges for LCR as described above. The increase in average loans primarily reflected increases in Commercial Real Estate, National Dealer Services and Mortgage Banker Finance, partially offset by decreases in general Middle Market, Energy and Corporate Banking. The decrease in average deposits primarily reflected purposeful pricing discipline and strategic actions in light of new liquidity coverage ratio rules, with the largest declines in Municipalities, Corporate Banking and the Financial Services Division. The provision for credit losses increased $59 million, to $217 million in 2016, compared to the prior year. The increase in the provision was primarily due to the increase in reserves for Energy and energy-related loans recorded in the first quarter of 2016. Corporate Banking and general Middle Market also contributed to the increase in the provision. These increases were partially offset by improvements in credit quality in the remainder of the portfolio. Net credit-related charge-offs of $145 million increased $66 million in 2016, compared to 2015, primarily reflecting an increase in Energy, partially offset by a decrease in Technology and Life Sciences. Noninterest income of $572 million in 2016 increased $1 million from the prior year, primarily reflecting a $19 million increase in card fees, partially offset by decreases of $11 million in commercial lending fees, $5 million in income from unconsolidated subsidiaries (largely related to the exit in the second quarter 2015 from a joint venture that provided merchant payment processing services), and $4 million in investment banking fees. Noninterest expenses of $839 million in 2016 increased $61 million compared to the prior year. Excluding restructuring charges of $43 million and the impact of a $30 million net release of litigation reserves in 2015, noninterest expenses decreased $12 million. The decrease was primarily due to a $12 million decrease in salaries and benefits, largely reflecting savings related to the GEAR Up initiative, an $8 million increase in gains, primarily from early terminations of certain leveraged lease transactions, and smaller decreases in several other noninterest expense categories, partially offset by increases of $8 million in outside processing fees, $6 million in allocated corporate overhead expense, largely due to increased technology expense, and $6 million in FDIC insurance expense.

Net income for the Retail Bank of $7 million in 2016 decreased $40 million, compared to $47 million in 2015. Net interest income of $622 million decreased $4 million in 2016, primarily reflecting higher net FTP funding charges, reflecting higher FTP funding costs and the new FTP charges related to LCR, as well as lower FTP credits reflecting a lower deposit crediting rate, partially offset by the benefit provided by a $682 million increase in average deposits, an $89 million increase in average loans and one additional day in 2016. The provision for credit losses increased $27 million to $35 million in 2016, compared to $8 million in 2015, primarily reflecting an increase in Small Business. Net credit-related charge-offs of $12 million in 2016 decreased $17 million, compared to $29 million in 2015, mostly due to a charge-off of a single credit in Small Business in 2015. Noninterest income of $189 million in 2016 increased $4 million compared to 2015, primarily due to a $6 million increase in card fees and small increases in several other fee categories, partially offset by $4 million increase in securities losses and a $3 million decrease in service charges on deposit accounts. Noninterest expenses of $767 million in 2016 increased $33 million from the prior year. Excluding restructuring charges of $38 million, noninterest expense decreased $5 million, primarily reflecting a $14 million decrease in salaries and benefits, largely reflecting savings related to the GEAR Up initiative, and smaller decreases in other noninterest expense categories, partially offset by increases of $11 million in allocated corporate overhead expense, $4 million in outside processing expense and $4 million in FDIC insurance expense.
Wealth Management's net income of $76 million in 2016 decreased $9 million, compared to $85 million in 2015. Net interest income of $169 million in 2016 decreased $10 million compared to 2015, primarily reflecting an increase in net FTP funding charges due to an increase in the cost of funds and a lower FTP deposit crediting rate, partially offset by the benefit from a $95 million increase in average loans. Average deposits decreased $25 million. The provision for credit losses was a benefit of $4 million in 2016, compared to a benefit of $20 million in 2015, primarily due to the benefit to the prior year from net recoveries in Private Banking. There were no net credit-related charge-offs in 2016, compared to net recoveries of $17 million in 2015. Noninterest income of $243 million increased $8 million from the prior year, primarily reflecting a $3 million increase in fiduciary income, a $2 million securities loss in 2015, and small increases in several other categories of noninterest income. Noninterest expenses of $301 million in 2016 decreased $4 million from the prior year. Excluding restructuring charges of $12 million, noninterest expenses decreased $16 million, primarily reflecting an $8 million decrease in salaries and benefits expense, largely reflecting savings related to the GEAR Up initiative, and smaller decreases in several other noninterest expense categories, partially offset by a $3 million increase in allocated corporate overhead expenses.
The net loss in the Finance segment was $244 million in 2016, compared to a net loss of $373 million in 2015. Net interest expense of $435 million in 2016 decreased $194 million, compared to 2015, primarily reflecting a decrease in net FTP expense as a result of higher rates charged to the business segments under the Corporation's internal FTP methodology, as well as an increase due to a larger investment securities portfolio.
MARKET SEGMENTS
The table and narrative below present the market segment results, including prior periods, based on the structure and methodologies in effect at December 31, 2016. Note 23 to these consolidated financial statements presents a description of each of these market segments as well as the financial results for the years ended December 31, 2016, 2015 and 2014.
The following table presents net income (loss) by market segment.

(dollar amounts in millions)
Years Ended December 31	2016		2015		2014
Michigan	$247	34%	$324	36%	$287	30%
California	270	38	295	33	272	28
Texas	(21)	(3)	78	9	167	18
Other Markets	225	31	197	22	224	24
	721	100%	894	100%	950	100%
Finance & Other (a)	(244)		(373)		(357)
Total	$477		$521		$593
(a)    Includes items not directly associated with the market segments.
The Michigan market's net income of $247 million in 2016 decreased $77 million, compared to net income of $324 million in 2015. Net interest income of $672 million in 2016 decreased $43 million, primarily due to an increase in net FTP funding charges, reflecting higher FTP funding costs and the new FTP charges related to LCR, as well as lower FTP credits reflecting a lower deposit crediting rate and the impact of a $566 million decrease in average loans and a $66 million decrease in average deposits, partially offset by one more day in 2016. The decrease in average loans resulted primarily from a decrease in general Middle Market, partially offset by an increase in National Dealer Services. The decrease in average deposits primarily reflected decreases in general Middle Market, Corporate Banking and Private Banking, partially offset by an increase in Retail Banking. The provision for credit losses was $9 million in 2016, an increase of $36 million compared to a benefit of $27 million in the prior year. The increase in the provision primarily reflected increases in Corporate Banking and Small Business, partially offset by a decrease in general Middle Market. Net credit related charge-offs were $15 million for 2016, compared to $8 million in the prior year, primarily reflecting an increase in Corporate Banking, partially offset by decreases in general Middle Market and Commercial Real Estate. Noninterest income of $320 million in 2016 decreased $9 million from 2015, primarily reflecting small decreases in several noninterest income categories, partially offset by a $5 million increase in card fees. Noninterest expenses of $620 million in 2016 increased $26 million from the prior year. Excluding restructuring charges of $24 million and the impact of a $30 million net release of litigation reserves in 2015, noninterest expense decreased $28 million, primarily reflecting a $10 million decrease in salaries and benefits, largely reflecting savings related to the GEAR Up initiative, an $8 million increase in gains, primarily from early terminations of certain leveraged lease transactions, and smaller decreases in most other noninterest expense categories.
The California market's net income of $270 million decreased $25 million in 2016, compared to $295 million in 2015. Net interest income of $715 million for 2016 decreased $17 million from the prior year, primarily due to an increase in net FTP funding charges, primarily for the same reasons as discussed above, partially offset by the benefits provided by a $1.0 billion increase in average loans and one more day in 2016. Average deposits decreased $355 million. The increase in average loans reflected increases in nearly all lines of business, with the largest increases in National Dealer Services and Commercial Real Estate. The decrease in average deposits primarily reflected decreases in general Middle Market, Technology and Life Sciences and Corporate Banking, partially offset by an increase in Retail Banking. The provision for credit losses of $21 million in 2016 increased $4 million from the prior year, primarily reflecting an increase in general Middle Market, partially offset by a decrease in Technology and Life Sciences. Net credit-related charge-offs of $26 million in 2016 increased $8 million compared to 2015, primarily reflecting increases in general Middle Market and Private Banking, partially offset by a decrease in Technology and Life Sciences. Noninterest income of $162 million in 2016 increased $12 million from the prior year, primarily due to increases of $5 million each in card fees and warrant income. Noninterest expenses of $434 million in 2016 increased $29 million from the prior year. Excluding restructuring charges of $26 million, noninterest expense increased $3 million, primarily reflecting a $7 million increase in allocated corporate overhead expense, partially offset by a $5 million decrease in salaries and benefits, largely reflecting savings related to the GEAR Up initiative.
The Texas market's net income decreased $99 million to a net loss of $21 million in 2016, compared to net income of $78 million in 2015. Net interest income of $471 million in 2016 decreased $48 million from the prior year, primarily due to an increase in net FTP funding charges, for the same reasons as discussed above, as well as the impact of a $531 million decrease in average loans and a $714 million decrease in average deposits, partially offset by one additional day in 2016. The decrease in average loans primarily reflected decreases in Energy, general Middle Market and Technology and Life Sciences, partially offset by an increase in Commercial Real Estate.The decrease in average deposits resulted primarily from decreases in general Middle Market, Corporate Banking and Technology and Life Sciences, partially offset by an increase in Retail Banking. The provision for credit losses of $225 million in 2016 increased $94 million from the prior year, primarily reflecting increased reserves for Energy and energy-related loans in the first quarter 2016, partially offset by a decrease in Technology and Life Sciences. Net credit-related charge-offs of $118 million for 2016 increased $72 million from the prior year, primarily reflecting an increase in Energy. Noninterest income of $129 million in 2016 decreased $2 million from the prior year, primarily due to a $4 million decrease in commercial lending fees and small decreases in several other noninterest income categories, partially offset by a $4 million increase in card fees. Noninterest expenses of $408 million in 2016 increased $21 million from 2015. Excluding restructuring charges of $27 million, noninterest expense decreased $6 million, primarily due to a $14 million decrease in salaries and benefits, largely reflecting savings related to the GEAR Up initiative, and smaller decreases in most noninterest expense categories, partially offset by an $11 million increase in allocated corporate overhead expenses.
Net income in Other Markets of $225 million in 2016 increased $28 million compared to $197 million in 2015. Net interest income of $351 million in 2016 increased $14 million from the prior year, primarily due to the FTP benefit provided by a $602 million increase in average deposits and a higher deposit crediting rate, the benefit provided from an increase in average loans of $504 million and one additional day in 2016, partially offset by higher FTP funding costs. The increase in average loans primarily reflected increases in Mortgage Banker Finance, Technology and Life Sciences and Commercial Real Estate, partially offset by a decrease in Corporate Banking. Average deposits increased in nearly all business lines, with the largest increases in Technology and Life Sciences, Corporate Banking, general Middle Market and Mortgage Banker Finance. The provision for credit losses was a benefit of $7 million in 2016, a decrease of $32 million compared to a provision of $25 million in the prior year, reflecting decreases in almost all business lines, with the largest declines in Small Business and Corporate Banking, partially offset by an increase in Private Banking. Net loan charge-offs were $4 million in 2016, a decrease of $25 million compared to 2015, primarily reflecting decreases in Small Business and Corporate Banking, partially offset by an increase in Private Banking, primarily due to a benefit from net loan recoveries in the prior year. Noninterest income of $393 million in 2016 increased $12 million from the prior year, primarily reflecting a $12 million increase in card fees and smaller increases in other noninterest income categories, partially offset by a $4 million decrease in warrant income. Noninterest expenses of $445 million in 2016 increased $14 million compared to the prior year. Excluding restructuring charges of $16 million, noninterest expense decreased $2 million, primarily due to a $5 million decrease in salaries and benefits, largely reflecting savings related to the GEAR Up initiative, and smaller decreases in other noninterest expense categories, partially offset by a $14 million increase in outside processing expense related to revenue generating activities.

The net loss for the Finance & Other category of $244 million in 2016 decreased $129 million compared to 2015. For further information, refer to the Finance segment discussion in the "Business Segments" subheading above.
The following table lists the Corporation's banking centers by geographic market segment.

December 31	2016	2015	2014
Michigan	209	214	214
Texas	127	133	135
California	97	103	104
Other Markets:
Arizona	17	19	18
Florida	7	7	9
Canada	1	1	1
Total Other Markets	25	27	28
Total	458	477	481

BALANCE SHEET AND CAPITAL FUNDS ANALYSIS
ANALYSIS OF INVESTMENT SECURITIES AND LOANS

(in millions)
December 31	2016	2015	2014		2013	2012
Investment securities available-for-sale:
U.S. Treasury and other U.S. government agency securities	$2,779	$2,763	$526		$45	$35
Residential mortgage-backed securities (a)	7,872	7,545	7,274	(b)	8,926	9,920
State and municipal securities	7	9	23		22	23
Corporate debt securities	—	1	51		56	58
Equity and other non-debt securities	129	201	242		258	261
Total investment securities available-for-sale	10,787	10,519	8,116		9,307	10,297
Investment securities held to maturity:
Residential mortgage-backed securities (a)	1,582	1,981	1,935	(b)	—	—
Total investment securities	$12,369	$12,500	$10,051		$9,307	$10,297
Commercial loans	$30,994	$31,659	$31,520		$28,815	$29,513
Real estate construction loans	2,869	2,001	1,955		1,762	1,240
Commercial mortgage loans	8,931	8,977	8,604		8,787	9,472
Lease financing	572	724	805		845	859
International loans:
Banks and other financial institutions	2	—	31		4	2
Commercial and industrial	1,256	1,368	1,465		1,323	1,291
Total international loans	1,258	1,368	1,496		1,327	1,293
Residential mortgage loans	1,942	1,870	1,831		1,697	1,527
Consumer loans:
Home equity	1,800	1,720	1,658		1,517	1,537
Other consumer	722	765	724		720	616
Total consumer loans	2,522	2,485	2,382		2,237	2,153
Total loans	$49,088	$49,084	$48,593		$45,470	$46,057

(a)	Issued and/or guaranteed by U.S. government agencies or U.S. government-sponsored enterprises.

(b)	During the fourth quarter 2014, the Corporation transferred residential mortgage-backed securities from available-for-sale to held-to-maturity.

EARNING ASSETS
Loans
On a period-end basis, total loans were unchanged at $49.1 billion at December 31, 2016 and 2015. Average total loans increased $368 million, or 1 percent, to $49.0 billion in 2016, compared to $48.6 billion in 2015. The following tables provide information about the changes in the Corporation's average loan portfolio in 2016, compared to 2015.

(dollar amounts in millions)				Percent Change
Years Ended December 31	2016	2015	Change
Average Loans:
Commercial loans by business line:
General Middle Market	$9,759	$10,289	$(530)	(5)%
National Dealer Services	4,728	4,333	395	9
Energy	2,736	3,365	(629)	(19)
Technology and Life Sciences	3,061	2,933	128	4
Environmental Services	844	845	(1)	—
Entertainment	665	618	47	8
Total Middle Market	21,793	22,383	(590)	(3)
Corporate Banking	2,863	3,088	(225)	(7)
Mortgage Banker Finance	2,180	1,843	337	18
Commercial Real Estate	913	884	29	3
Total Business Bank commercial loans	27,749	28,198	(449)	(2)
Total Retail Bank commercial loans	1,910	1,931	(21)	(1)
Total Wealth Management commercial loans	1,403	1,372	31	2
Total commercial loans	31,062	31,501	(439)	(1)
Real estate construction loans	2,508	1,884	624	33
Commercial mortgage loans	8,981	8,697	284	3
Lease financing	684	783	(99)	(13)
International loans	1,367	1,441	(74)	(5)
Residential mortgage loans	1,894	1,878	16	1
Consumer loans:
Home equity	1,767	1,693	74	4
Other consumer	733	751	(18)	(2)
Consumer loans	2,500	2,444	56	2
Total loans	$48,996	$48,628	$368	1%
Average Loans By Geographic Market:
Michigan	$12,614	$13,180	$(566)	(4)%
California	17,574	16,613	961	6
Texas	10,637	11,168	(531)	(5)
Other Markets	8,171	7,667	504	7
Total loans	$48,996	$48,628	$368	1%
Middle Market business lines generally serve customers with annual revenue between $20 million and $500 million. National Dealer Services primarily provides floor plan inventory financing to auto dealerships, and the $395 million increase in average National Dealer Services commercial loans largely reflected the continued strong new car sales activity in 2016 and expansion of existing relationships. Customers in the Energy business line are engaged in three segments of the oil and gas business: exploration and production (E&P), midstream and energy services. The $629 million decrease in average Energy commercial loans in 2016, compared to 2015, primarily reflected Energy customers taking actions to reduce their bank borrowings through asset sales, capital market activities and reduced capital expenditures. For more information on Energy and related loans, refer to "Energy Lending" in the "Risk Management section of this financial review. The Technology and Life Sciences business line serves two segments: (1) private equity and venture capital firms, referred to as equity fund services, and (2) companies that are typically owned by venture-capital firms, where significant equity is invested to create products and build companies around new intellectual property. The $128 million increase in average Technology and Life Sciences commercial loans primarily reflected growth of $321 million in equity fund services, where the line of business provides capital call or subscription lines, along with other financial services.

Corporate Banking generally serves customers with revenue over $500 million, and the $225 million decrease in average Corporate Banking commercial loan balances generally reflected the Corporation's continued pricing and structure discipline in the competitive environment. Mortgage Banker Finance provides short-term, revolving lines of credit to independent mortgage banking companies and therefore balances tend to reflect the level of home sales and refinancing activity in the market as a whole. The $337 million increase in average Mortgage Banker Finance commercial loans reflected higher average home sales volume and increased refinancing activity in 2016, compared to 2015, as well as new and expanded relationships.
Commercial real estate loans comprise real estate construction loans and commercial mortgage loans. Real estate construction loans primarily include loans in the Commercial Real Estate business line, which generally serves commercial real estate developers. Commercial mortgage loans are loans where the primary collateral is a lien on any real property and are primarily loans secured by owner occupied real estate. Real property is generally considered primary collateral if the value of that collateral represents more than 50 percent of the commitment at loan approval. The $908 million increase in average commercial real estate loans primarily reflected construction draws and term financing, mainly with existing customers who are proven developers on projects with favorable risk profiles.
ANALYSIS OF INVESTMENT SECURITIES PORTFOLIO (FTE)

	Maturity (a)										Weighted Average Maturity
(dollar amounts in millions)	Within 1 Year		1 - 5 Years		5 - 10 Years		After 10 Years		Total
December 31, 2016	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Years
U.S. Treasury and other U.S. government agency securities	$30	0.83%	$2,749	1.58%	$—	—%	$—	—%	$2,779	1.57%	3.0
Residential mortgage-backed securities (b)	—	—	98	2.10	1,763	2.74	7,593	1.98	9,454	2.12	18.0
State and municipal securities (c)	—	—	—	—	2	1.83	5	1.83	7	1.83	11.6
Equity and other non-debt securities:
Auction-rate preferred securities (d)	—	—	—	—	—	—	47	1.52	47	1.52	—
Money market and other mutual funds (e)	—	—	—	—	—	—	82	—	82	—	—
Total investment securities	$30	0.83%	$2,847	1.60%	$1,765	2.73%	$7,727	1.98%	$12,369	2.00%	14.7
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
Investment Securities
Investment securities decreased $131 million to $12.4 billion at December 31, 2016, from $12.5 billion at December 31, 2015, including a $70 million decline in fair value. Net unrealized losses on investment securities available-for-sale were $42 million at December 31, 2016, compared to net unrealized gains of $28 million at December 31, 2015. At December 31, 2016, the weighted-average expected life of the Corporation's residential mortgage-backed securities portfolio was approximately 4.0 years. On an average basis, investment securities increased $2.1 billion to $12.3 billion in 2016, compared to $10.2 billion in 2015, primarily reflecting the purchase of approximately $2.2 billion of U.S. Treasury securities in the fourth quarter 2015, largely from the reinvestment of Federal Reserve Bank deposits into higher yielding securities.
As of December 31, 2016, the Corporation's auction-rate securities portfolio was carried at an estimated fair value of $54 million, compared to $77 million at December 31, 2015. During 2016, auction-rate securities with a par value of $23 million were redeemed or sold, resulting in an insignificant amount of net securities gains. As of December 31, 2016, approximately 96 percent of the aggregate auction-rate securities par value had been redeemed or sold since the portfolio was acquired in 2008, for a cumulative net gain of $52 million.
Interest-Bearing Deposits with Banks and Other Short-Term Investments
Interest-bearing deposits with banks primarily include deposits with the FRB and also include deposits with banks in developed countries or international banking facilities of foreign banks located in the United States. Other short-term investments include federal funds sold, trading securities and loans held-for-sale. Substantially all trading securities are deferred compensation plan assets. Loans held-for-sale typically represent residential mortgage loans originated with management's intention to sell and, from time to time, other loans that are transferred to held-for-sale. Federal funds sold offer supplemental earnings opportunities and serve correspondent banks. Interest-bearing deposits with banks and federal funds sold provide a range of maturities of less than one year and are mostly used to manage liquidity requirements of the Corporation. Interest-bearing deposits with banks increased $1.0 billion to $6.0 billion at December 31, 2016. Other short-term investments decreased $21 million to $92 million at December 31, 2016. On an average basis, interest-bearing deposits decreased $1.1 billion to $5.1 billion in 2016, compared to $6.2 billion in 2015, primarily reflecting a $1.1 billion decrease in average deposits with the FRB.

DEPOSITS AND BORROWED FUNDS
The Corporation's average deposits and borrowed funds balances are detailed in the following table.

(dollar amounts in millions)				Percent Change
Years Ended December 31	2016	2015	Change
Noninterest-bearing deposits	$29,751	$28,087	$1,664	6%
Money market and interest-bearing checking deposits	22,744	24,073	(1,329)	(6)
Savings deposits	2,013	1,841	172	9
Customer certificates of deposit	3,200	4,209	(1,009)	(24)
Foreign office time deposits	33	116	(83)	(72)
Total deposits	$57,741	$58,326	$(585)	(1)%
Short-term borrowings	$138	$93	$45	48%
Medium- and long-term debt	4,917	2,905	2,012	69
Total borrowed funds	$5,055	$2,998	$2,057	69%
Average deposits decreased $585 million, or 1 percent, to $57.7 billion in 2016, compared to $58.3 billion in 2015, reflecting a $1.7 billion, or 6 percent, increase in noninterest-bearing deposits and a $2.2 billion, or 7 percent, decrease in interest-bearing deposits. The decrease in average deposits primarily reflected purposeful pricing discipline and strategic actions in light of new LCR rules, with the largest decreases in Municipalities ($1.1 billion) (a general Middle Market business), Corporate Banking ($460 million) and the Financial Services Division ($359 million) (a general Middle Market business), partially offset by increases in the remaining general Middle Market businesses ($645 million) and Retail Banking ($682 million). By market, average deposits decreased in Texas ($714 million), California ($355 million), and Michigan ($66 million), partially offset by an increase in Other Markets ($602 million). At December 31, 2016, total deposits were $59.0 billion, a decrease of $868 million, or 1 percent, compared to $59.9 billion at December 31, 2015, reflecting a $701 million, or 2 percent, increase in noninterest-bearing deposits and a $1.6 billion, or 5 percent, decrease in interest-bearing deposits.
Short-term borrowings primarily include federal funds purchased, short-term Federal Home Loan Bank (FHLB) advances, and securities sold under agreements to repurchase. Average short-term borrowings increased $45 million, to $138 million in 2016, compared to $93 million in 2015, primarily reflecting the January 2016 issuance of $500 million of 3-month FHLB advances, partially offset by a decrease in securities sold under agreements to repurchase. Total short-term borrowings at December 31, 2016 were $25 million, an increase of $2 million compared to $23 million at December 31, 2015.
Average medium- and long-term debt increased $2.0 billion, or 69 percent, to $4.9 billion in 2016, compared to $2.9 billion in 2015. The Corporation uses medium- and long-term debt to provide funding to support earning assets, liquidity and regulatory capital. Total medium- and long-term debt at December 31, 2016 increased $2.1 billion to $5.2 billion, compared to $3.1 billion at December 31, 2015. The increase resulted primarily from the addition of $2.8 billion of 10-year FHLB advances in the second quarter 2016.
Further information on medium- and long-term debt is provided in Note 12 to the consolidated financial statements.
CAPITAL
Total shareholders' equity increased $236 million to $7.8 billion at December 31, 2016, compared to $7.6 billion at December 31, 2015. The following table presents a summary of changes in total shareholders' equity in 2016.

(in millions)
Balance at January 1, 2016		$7,560
Net income		477
Cash dividends declared on common stock		(154)
Purchase of common stock		(310)
Other comprehensive income (loss):
Investment securities available-for-sale	$(42)
Defined benefit and other postretirement plans	88
Total other comprehensive income (loss)		46
Issuance of common stock under employee stock plans		143
Share-based compensation		34
Balance at December 31, 2016		$7,796
Further information about other comprehensive income (loss) is provided in the consolidated statements of comprehensive income and Note 14 to the consolidated financial statements.

During January 2017, 1.5 million shares were issued under share-based compensation plans as a result of employee stock option exercises and vesting of restricted shares. The discrete tax benefit recognized as a result of these issuances was approximately $14 million. Tax benefits that will be recognized for the remainder of the year will depend upon employee stock option activity and the market value of the Corporation’s stock on the option exercise and stock award vesting dates. Additionally during January 2017, the Corporation repurchased approximately 600,000 common shares under its share repurchase program.
Diluted net income per share includes the net effect of the assumed exercise of outstanding stock options and warrants. The Corporation’s average stock price for January 2017 was $68 compared to $46 for full-year 2016, resulting in an increase of approximately 2 million diluted average common shares. The impact on diluted net income per share from exercisable stock options and warrants outstanding for the remainder of the year will depend upon the Corporation’s stock price and exercise activity.
The Federal Reserve completed its 2016 Comprehensive Capital Analysis and Review (CCAR) in June 2016 and did not object to the Corporation's 2016/2017 capital plan and the capital distributions contemplated in the plan for the period ending June 30, 2017. The plan includes equity repurchases of up to $440 million for the four-quarter period ending June 30, 2017. At December 31, 2016, up to $244 million remained available for equity repurchases under the plan. Share repurchases totaled $303 million (6.6 million shares) in 2016. The timing and ultimate amount of future equity repurchases will be subject to various factors, including the Corporation's overall capital position, financial performance and market conditions, including interest rates. Restructuring charges associated with the GEAR Up initiative are not expected to impact the pace of repurchases. The 2017 capital plan will be submitted to the Federal Reserve for review in April 2017 and a response is expected in June 2017.
In July 2016, the Board of Directors of the Corporation (the Board) authorized the repurchase of up to an additional 10.0 million shares of Comerica Incorporated outstanding common stock, in addition to the 5.7 million shares remaining at June 30, 2016 under the Board's prior authorizations for the equity repurchase program initially approved in November 2010. Including the July 2016 authorization, a total of 50.3 million shares and 14.1 million warrants (12.1 million share-equivalents) have been authorized for repurchase under the equity repurchase program since its inception in 2010. There is no expiration date for the Corporation's equity repurchase program.
In April 2016, the Board approved a 1-cent increase in the quarterly common dividend, to $0.22 per share, and in July 2016, the Board further increased the quarterly dividend to $0.23 per share. The Corporation declared common dividends in 2016 totaling $154 million, or $0.89 per share, on net income of $477 million, compared to common dividends totaling $0.83 per share in 2015. The dividend payout ratio, calculated on a per share basis, was 32 percent in 2016, compared to 28 percent in 2015. Including share repurchases under the equity repurchase program, the total payout to shareholders was 96 percent in 2016, compared to 75 percent in 2015.

The following table summarizes the Corporation’s equity repurchase activity for the year ended December 31, 2016.

(shares in thousands)	Total Number of Shares and Warrants Purchased as Part of Publicly Announced Repurchase Plans or Programs (a)	Remaining Repurchase Authorization (b)		Total Number of Shares Purchased (c)	Average Price Paid Per Share
Total first quarter 2016	1,183	15,721		1,393	$35.26
Total second quarter 2016	1,483	14,238		1,488	43.78
Total third quarter 2016	2,123	22,114	(d)	2,134	45.66
October 2016	839	19,575		842	49.88
November 2016	644	17,834		645	57.10
December 2016	302	15,694		307	67.27
Total fourth quarter 2016	1,785	15,694		1,794	55.45
Total 2016	6,574	15,694		6,809	$45.70

(a)
The Corporation made no repurchases of warrants under the repurchase program during the year ended December 31, 2016. Upon exercise of a warrant, the number of shares with a value equal to the aggregate exercise price is withheld from an exercising warrant holder as payment (known as a "net exercise provision"). During the year ended December 31, 2016, the Corporation withheld the equivalent of approximately 2,319,000 shares to cover an aggregate of $68.2 million in exercise price and issued approximately 2,317,000 shares to the exercising warrant holders. Shares withheld in connection with the net exercise provision are not included in the total number of shares or warrants purchased in the above table.

(b)	Maximum number of shares and warrants that may yet be purchased under the publicly announced plans or programs.

(c)
Includes approximately 235,000 shares (including 9,000 shares for the quarter ended December 31, 2016) purchased pursuant to deferred compensation plans and shares purchased from employees to pay for taxes related to restricted stock vesting under the terms of an employee share-based compensation plan and 26 shares purchased by affiliated purchasers through employee benefits plan transactions during the year ended December 31, 2016. These transactions are not considered part of the Corporation's repurchase program.

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
The U.S. adoption of the Basel III regulatory capital framework (Basel III) became effective for the Corporation on January 1, 2015. Basel III includes a more stringent definition of capital and introduces a new common equity Tier 1 (CET1) capital requirement; sets forth two comprehensive methodologies for calculating risk-weighted assets (RWA), a standardized approach and an advanced approach; introduces two new capital buffers, a conservation buffer and a countercyclical buffer (applicable to advanced approach entities); establishes a new supplemental leverage ratio (applicable to advanced approach entities); and sets out minimum capital ratios and overall capital adequacy standards. Certain deductions and adjustments to regulatory capital phase in and will be fully implemented on January 1, 2018. The capital conservation buffer is being phased in beginning January 1, 2016 and will be fully implemented on January 1, 2019.
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

The following table presents the minimum ratios required to be considered "adequately capitalized" as of December 31, 2016 and December 31, 2015.

	December 31, 2016		December 31, 2015
Common equity tier 1 capital to risk-weighted assets	4.50%	(a)	4.50%
Tier 1 capital to risk-weighed assets	6.00	(a)	6.00
Total capital to risk-weighted assets	8.00	(a)	8.00
Capital conservation buffer	0.625	(a)	—
Tier 1 capital to adjusted average assets (leverage ratio)	4.00		4.00

(a)
In addition to the minimum risk-based capital requirements, the Corporation is required to maintain a minimum capital conservation buffer in the form of common equity, in order to avoid restrictions on capital distributions and discretionary bonuses. The required amount of the capital conservation buffer, is being phased in beginning at 0.625% on January 1, 2016 and ultimately increasing to 2.5% on January 1, 2019.

The Corporation's capital ratios exceeded minimum regulatory requirements as follows:

	December 31, 2016		December 31, 2015
(dollar amounts in millions)	Capital/Assets	Ratio	Capital/Assets	Ratio
Common equity tier 1 and tier 1 risk-based	$7,540	11.09%	$7,350	10.54%
Total risk-based	9,018	13.27	8,852	12.69
Leverage	7,540	10.18	7,350	10.22
Common equity	7,796	10.68	7,560	10.52
Tangible common equity (a)	7,151	9.89	6,911	9.70
Risk-weighted assets	67,966		69,731

(a)	See Supplemental Financial Data section for reconcilements of non-GAAP financial measures.
At December 31, 2016, the Corporation and its U.S. banking subsidiaries exceeded the capital ratios required for an institution to be considered “well capitalized” by the standards developed under the Federal Deposit Insurance Corporation Improvement Act of 1991. Refer to Note 20 to the consolidated financial statements for further discussion of regulatory capital requirements and capital ratio calculations.

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
CREDIT RISK
Credit risk represents the risk of loss due to failure of a customer or counterparty to meet its financial obligations in accordance with contractual terms. The governance structure is administered through the Strategic Credit Committee. The Strategic Credit Committee is chaired by the Chief Credit Officer and approves recommendations to address credit risk matters through credit policy, credit risk management practices, and required credit risk actions. The Strategic Credit Committee also ensures a comprehensive reporting of credit risk levels and trends, including exception levels, along with identification and mitigation of emerging risks. In order to facilitate the corporate credit risk management process, various other corporate functions provide the resources for the Strategic Credit Committee to carry out its responsibilities. The Corporation manages credit risk through underwriting and periodically reviewing and approving its credit exposures using approved credit policies and guidelines. Additionally, the Corporation manages credit risk through loan portfolio diversification, limiting exposure to any single industry, customer or guarantor, and selling participations and/or syndicating credit exposures above those levels it deems prudent to third parties.
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
ANALYSIS OF THE ALLOWANCE FOR LOAN LOSSES

(dollar amounts in millions)
Years Ended December 31	2016	2015	2014	2013	2012
Balance at beginning of year	$634	$594	$598	$629	$726
Loan charge-offs:
Commercial	181	139	59	91	112
Real estate construction	—	—	—	3	8
Commercial mortgage	3	3	22	36	89
Lease financing	—	1	—	—	—
International	23	14	6	—	3
Residential mortgage	—	1	2	4	13
Consumer	7	10	13	19	20
Total loan charge-offs	214	168	102	153	245
Recoveries:
Commercial	43	33	34	42	39
Real estate construction	—	1	4	7	6
Commercial mortgage	20	21	28	20	18
Lease financing	—	—	2	1	—
International	—	—	—	—	2
Residential mortgage	1	2	4	4	2
Consumer	4	11	5	6	8
Total recoveries	68	68	77	80	75
Net loan charge-offs	146	100	25	73	170
Provision for loan losses	241	142	22	42	73
Foreign currency translation adjustment	1	(2)	(1)	—	—
Balance at end of year	$730	$634	$594	$598	$629
Net loan charge-offs during the year as a percentage of average loans outstanding during the year	0.30%	0.21%	0.05%	0.16%	0.39%
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
After a weak first half of 2016, U.S. economic growth improved in the second half of the year. Real Gross Domestic Product (GDP) growth stepped up to 3.5 percent in third quarter 2016. The Federal Reserve responded to the improving U.S. economic data in the third quarter 2016 by raising the federal funds rate range by 25 basis points in December 2016. There is significant economic and financial market uncertainty associated with the expected policies of the Trump Administration. Overall, the expectations are the policies will be positive for the economy and support stronger growth in 2017. Labor market indicators remain positive at the start of 2017. Pricing conditions for commodity-based industries continue to be stressed due to the strengthening U.S. dollar; however, petroleum-related prices are increasing due to more coordination from OPEC countries to constrain the supply of oil. The gain in oil prices through the second half of 2016 has helped to stabilize parts of the energy sector. Measurements of both consumer and business confidence have improved. U.S. auto sales were strong at year-end reaching an 18.4 million unit pace in December 2016. Auto sales are expected to ease from that pace but remain strong in 2017.
An analysis of the coverage of the allowance for loan losses is provided in the following table.

Years Ended December 31	2016	2015	2014
Allowance for loan losses as a percentage of total loans at end of year	1.49%	1.29%	1.22%
Allowance for loan losses as a percentage of total nonperforming loans at end of year	124	167	205
Allowance for loan losses as a multiple of total net loan charge-offs for the year	5.0x	6.3x	23.5x

The allowance for loan losses was $730 million at December 31, 2016, compared to $634 million at December 31, 2015, an increase of $96 million, or 15 percent. The increase in the allowance for loan losses primarily reflected an increase in reserves allocated for Energy and energy-related loans, partially offset by improved credit quality in the remainder of the portfolio. The increase in reserves for Energy and energy-related exposure reflected additional negative migration into criticized loans, primarily in the first quarter 2016, due to the deteriorating financial condition and increased leverage of these borrowers, as well as an increased loss estimate in the event of default.
ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES

	2016			2015		2014		2013		2012
(dollar amounts in millions)	Allocated Allowance	Allowance Ratio (a)	% (b)	Allocated Allowance	% (b)	Allocated Allowance	% (b)	Allocated Allowance	% (b)	Allocated Allowance	% (b)
December 31
Business loans
Commercial	$547	1.77%	63%	$448	65%	$379	65%	$340	63%	$293	63%
Real estate construction	21	0.72	6	12	4	20	4	16	4	16	3
Commercial mortgage	93	1.05	18	93	18	120	18	159	19	227	21
Lease financing	5	0.81	1	3	1	2	1	4	2	4	2
International	16	1.30	3	23	3	13	3	12	3	12	3
Total business loans	682	1.53	91	579	91	534	91	531	91	552	92
Retail loans
Residential mortgage	11	0.54	4	14	4	14	4	17	4	20	3
Consumer	37	1.49	5	41	5	46	5	50	5	57	5
Total retail loans	48	1.08	9	55	9	60	9	67	9	77	8
Total loans	$730	1.49%	100%	$634	100%	$594	100%	$598	100%	$629	100%

(a)	Allocated allowance as a percentage of related loans outstanding.

(b)	Loans outstanding as a percentage of total loans.
The allowance for credit losses on lending-related commitments includes specific allowances, based on individual evaluations of certain letters of credit in a manner consistent with business loans, and allowances based on the pool of the remaining letters of credit and all unused commitments to extend credit within each internal risk rating.
The allowance for credit losses on lending-related commitments was $41 million at December 31, 2016 compared to $45 million at December 31, 2015. The $4 million decrease in the allowance for credit losses on lending-related commitments primarily reflected the impact of decreases in unfunded commitments and letters of credit exposure, partially offset by credit quality deterioration in Energy and energy-related unfunded commitments and issued letters of credit. An analysis of changes in the allowance for credit losses on lending-related commitments is presented below.

(dollar amounts in millions)
Years Ended December 31	2016	2015	2014	2013	2012
Balance at beginning of year	$45	$41	$36	$32	$26
Charge-offs on lending-related commitments (a)	(11)	(1)	—	—	—
Provision for credit losses on lending-related commitments	7	5	5	4	6
Balance at end of year	$41	$45	$41	$36	$32
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

SUMMARY OF NONPERFORMING ASSETS AND PAST DUE LOANS

(dollar amounts in millions)
December 31	2016	2015	2014	2013	2012
Nonaccrual loans:
Business loans:
Commercial	$445	$238	$109	$81	$103
Real estate construction	—	1	2	21	33
Commercial mortgage	46	60	95	156	275
Lease financing	6	6	—	—	3
International	14	8	—	4	—
Total nonaccrual business loans	511	313	206	262	414
Retail loans:
Residential mortgage	39	27	36	53	70
Consumer:
Home equity	28	27	30	31	31
Other consumer	4	—	1	4	4
Total consumer	32	27	31	35	35
Total nonaccrual retail loans	71	54	67	88	105
Total nonaccrual loans	582	367	273	350	519
Reduced-rate loans	8	12	17	24	22
Total nonperforming loans	590	379	290	374	541
Foreclosed property	17	12	10	9	54
Total nonperforming assets	$607	$391	$300	$383	$595
Gross interest income that would have been recorded had the nonaccrual and reduced-rate loans performed in accordance with original terms	$38	$27	$25	$34	$62
Interest income recognized	6	5	6	5	5
Nonperforming loans as a percentage of total loans	1.20%	0.77%	0.60%	0.82%	1.17%
Nonperforming assets as a percentage of total loans and foreclosed property	1.24	0.80	0.62	0.84	1.29
Loans past due 90 days or more and still accruing	$19	$17	$5	$16	$23
Loans past due 90 days or more and still accruing as a percentage of total loans	0.04%	0.03%	0.01%	0.03%	0.05%
Nonperforming assets increased $216 million to $607 million at December 31, 2016, from $391 million at December 31, 2015. The increase in nonperforming assets primarily reflected increases of $207 million in nonaccrual commercial loans, largely the result of a $212 million increase in nonaccrual Energy and energy-related loans. Nonperforming assets were 1.24 percent of total loans and foreclosed property at December 31, 2016, compared to 0.80 percent at December 31, 2015.
The following table presents a summary of TDRs at December 31, 2016 and 2015.

(in millions)
December 31	2016	2015
Nonperforming TDRs:
Nonaccrual TDRs	$225	$100
Reduced-rate TDRs	8	12
Total nonperforming TDRs	233	112
Performing TDRs (a)	94	128
Total TDRs	$327	$240

(a)	TDRs that do not include a reduction in the original contractual interest rate which are performing in accordance with their modified terms.
At December 31, 2016, nonaccrual TDRs and performing TDRs included $141 million and $60 million of Energy and energy-related loans, respectively, an increase of $80 million and a decrease of $20 million, respectively, compared to December 31, 2015.

The following table presents a summary of changes in nonaccrual loans.

(in millions)
Years Ended December 31	2016	2015
Balance at beginning of period	$367	$273
Loans transferred to nonaccrual (a)	718	358
Nonaccrual business loan gross charge-offs (b)	(207)	(132)
Loans transferred to accrual status (a)	—	(4)
Nonaccrual business loans sold (c)	(73)	(3)
Payments/other (d)	(223)	(125)
Balance at end of period	$582	$367
(a) Based on an analysis of nonaccrual loans with book balances greater than $2 million.
(b) Analysis of gross loan charge-offs:
Nonaccrual business loans	$207	$132
Performing business loans	—	25
Retail loans	7	11
Total gross loan charge-offs	$214	$168
(c) Analysis of loans sold:
Nonaccrual business loans	$73	$3
Performing criticized loans	—	10
Total criticized loans sold	$73	$13
(d) Includes net changes related to nonaccrual loans with balances less than $2 million, payments on nonaccrual loans with book balances greater than $2 million, transfers of nonaccrual loans to foreclosed property and retail loan gross charge-offs. Excludes business loan gross charge-offs and nonaccrual business loans sold.

There were 56 borrowers with balances greater than $2 million, totaling $718 million, transferred to nonaccrual status in 2016, an increase of $360 million when compared to $358 million in 2015. Of the transfers to nonaccrual greater than $2 million in 2016, $543 million were Energy and energy-related, compared to $226 million in 2015.
The following table presents the composition of nonaccrual loans by balance and the related number of borrowers at December 31, 2016 and 2015.

	2016		2015
(dollar amounts in millions)	Number of Borrowers	Balance	Number of Borrowers	Balance
Under $2 million	1,152	$95	1,300	$112
$2 million - $5 million	18	57	12	34
$5 million - $10 million	9	60	8	57
$10 million - $25 million	14	234	4	58
Greater than $25 million	4	136	3	106
Total	1,197	$582	1,327	$367

The following table presents a summary of nonaccrual loans at December 31, 2016 and loans transferred to nonaccrual and net loan charge-offs for the year ended December 31, 2016, based on North American Industry Classification System (NAICS) categories.

	December 31, 2016		Year Ended December 31, 2016
(dollar amounts in millions)	Nonaccrual Loans		Loans Transferred to Nonaccrual (a)		Net Loan Charge-Offs (Recoveries)
Industry Category
Mining, Quarrying and Oil & Gas Extraction (b)	$335	58%	$476	66%	$91	62%
Manufacturing (b)	64	11	87	12	28	19
Residential Mortgage	39	8	16	2	(1)	(1)
Services (b)	31	5	28	4	9	6
Real Estate and Home Builders	20	3	—	—	(15)	(10)
Health Care and Social Assistance	18	3	—	—	—	—
Wholesale Trade	13	2	39	6	6	4
Holding and Other Investment Companies	9	2	—	—	(1)	(1)
Transportation and Warehousing (b)	7	1	24	3	11	8
Retail Trade	4	1	8	1	6	4
Information and Communication	3	—	7	1	1	1
Contractors	1	—	19	3	11	8
Other (c)	38	6	14	2	—	—
Total	$582	100%	$718	100%	$146	100%

(a)	Based on an analysis of nonaccrual loans with book balances greater than $2 million.

(b)
Included nonaccrual Energy and energy-related loans of approximately $335 million in Mining, Quarrying and Oil & Gas Extraction, $16 million in Services, $15 million in Manufacturing and $7 million in Transportation and Warehousing at December 31, 2016.

(c)	Consumer, excluding residential mortgage and certain personal purpose nonaccrual loans and net charge-offs, is included in the “Other” category.
Loans past due 90 days or more and still accruing interest generally represent loans that are well collateralized and in the process of collection. Loans past due 90 days or more increased $2 million to $19 million at December 31, 2016, compared to $17 million at December 31, 2015. Loans past due 30-89 days totaled $129 million at both December 31, 2016 and 2015. An aging analysis of loans included in Note 4 to the consolidated financial statements provides further information about the balances comprising past due loans.
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

(dollar amounts in millions)
December 31	2016	2015
Total criticized loans	$2,856	$3,193
As a percentage of total loans	5.8%	6.5%
The $337 million decrease in criticized loans from December 31, 2015 to December 31, 2016 included a $105 million decrease in criticized Energy and energy-related loans. For further information about criticized Energy and energy-related loans, refer to the "Energy Lending" subheading later in this section.
The following table presents a summary of changes in foreclosed property.

(in millions)
Years Ended December 31	2016	2015
Balance at beginning of period	$12	$10
Acquired in foreclosure	21	12
Write-downs	—	(1)
Foreclosed property sold (a)	(16)	(9)
Balance at end of period	$17	$12
(a) Net gain on foreclosed property sold	$4	$3

For further information regarding the Corporation's nonperforming assets policies and impaired loans, refer to Note 1 and Note 4 to the consolidated financial statements.
Concentration of Credit Risk
Concentrations of credit risk may exist when a number of borrowers are engaged in similar activities, or activities in the same geographic region, and have similar economic characteristics that would cause them to be similarly impacted by changes in economic or other conditions. The Corporation has a concentration of credit risk with the automotive industry. All other industry concentrations, as defined by management, individually represented less than 10 percent of total loans at December 31, 2016.
The following table presents a summary of loans outstanding to companies related to the automotive industry.

	2016		2015
(in millions)	Loans Outstanding	Percent of Total Loans	Loans Outstanding	Percent of Total Loans
December 31
Production:
Domestic	$968		$892
Foreign	358		374
Total production	1,326	2.7%	1,266	2.6%
Dealer:
Floor plan	4,269		3,939
Other	2,854		2,634
Total dealer	7,123	14.5%	6,573	13.4%
Total automotive	$8,449	17.2%	$7,839	16.0%
Substantially all dealer loans are in the National Dealer Services business line. Loans in the National Dealer Services business line primarily include floor plan financing and other loans to automotive dealerships. Floor plan loans, included in “commercial loans” in the consolidated balance sheets, totaled $4.3 billion at December 31, 2016, an increase of $330 million compared to $3.9 billion at December 31, 2015. At December 31, 2016 other loans in the National Dealer Services business line totaled $2.9 billion, including $1.6 billion of owner-occupied commercial real estate mortgage loans, compared to $2.6 billion, including $1.7 billion of owner-occupied commercial real estate mortgage loans, at December 31, 2015. Automotive lending also includes loans to borrowers involved with automotive production, primarily Tier 1 and Tier 2 suppliers. Loans to borrowers involved with automotive production totaled approximately $1.3 billion at both December 31, 2016 and 2015.
December 31, 2016, dealer loans, as shown in the table above, totaled $7.1 billion, of which approximately $4.3 billion, or 62 percent, were to foreign franchises, and $2.0 billion, or 27 percent, were to domestic franchises. Other dealer loans, totaling $672 million, or 10 percent, at December 31, 2016, include obligations where a primary franchise was indeterminable, such as loans to large public dealership consolidators and rental car, leasing, heavy truck and recreation vehicle companies.
There were $1 million of nonaccrual loans to automotive borrowers at December 31, 2016 and none at December 31, 2015. There were no automotive net loan charge-offs in 2016 and 2015.
For further information regarding significant group concentrations of credit risk, refer to Note 5 to the consolidated financial statements.
Commercial Real Estate Lending
The following table summarizes the Corporation's commercial real estate loan portfolio by loan category.

(in millions)
December 31	2016	2015
Real estate construction loans:
Commercial Real Estate business line (a)	$2,485	$1,681
Other business lines (b)	384	320
Total real estate construction loans	$2,869	$2,001
Commercial mortgage loans:
Commercial Real Estate business line (a)	$2,018	$2,104
Other business lines (b)	6,913	6,873
Total commercial mortgage loans	$8,931	$8,977

(a)	Primarily loans to real estate developers.

(b)	Primarily loans secured by owner-occupied real estate.
The Corporation limits risk inherent in its commercial real estate lending activities by limiting exposure to those borrowers directly involved in the commercial real estate markets, diversifying credit risk by geography and project type, and maintaining conservative policies on loan-to-value ratios for such loans. Commercial real estate loans, consisting of real estate construction and commercial mortgage loans, totaled $11.8 billion at December 31, 2016, of which $4.5 billion, or 38 percent, were to borrowers in the Commercial Real Estate business line, which includes loans to real estate developers, an increase of $822 million compared to December 31, 2015. The growth in Commercial Real Estate primarily reflected construction draws and term financing, mainly with existing customers who are proven developers, on projects with favorable risk characteristics (predominantly multifamily projects located in California and Texas). The remaining $7.3 billion, or 62 percent, of commercial real estate loans is to borrowers in other business lines and consisted primarily of owner-occupied commercial mortgages which bear credit characteristics similar to non-commercial real estate business loans. In the Texas market, commercial real estate loans totaled $3.1 billion at December 31, 2016, of which $1.7 billion were to borrowers in the Commercial Real Estate business line. Substantially all of the remaining $1.4 billion were owner-occupied commercial mortgages. Loans in the Commercial Real Estate business line secured by properties located in Texas totaled $1.4 billion at December 31, 2016, primarily including $922 million for multifamily projects and $228 million for retail projects. No loans in the Commercial Real Estate business line that were secured by properties located in Texas were on nonaccrual status at December 31, 2016.
The real estate construction loan portfolio primarily contains loans made to long-time customers with satisfactory completion experience. Credit quality in the real estate construction loan portfolio was strong, with criticized loans of $3 million and $1 million at December 31, 2016 and 2015, respectively, and no real estate construction loan charge-offs in 2016 and net recoveries of $1 million in 2015.
Loans in the commercial mortgage portfolio generally mature within three to five years. Of the $2.0 billion of commercial mortgage loans in the Commercial Real Estate business line, $9 million were on nonaccrual status at December 31, 2016, compared to $2.1 billion with $16 million on nonaccrual status at December 31, 2015. Commercial mortgage loan net recoveries in the Commercial Real Estate business line were $10 million and $5 million in 2016 and 2015, respectively. In other business lines, $37 million and $44 million of commercial mortgage loans were on nonaccrual status at December 31, 2016 and 2015, respectively. Net recoveries were $7 million and $13 million in 2016 and 2015, respectively.
Residential Real Estate Lending
The following table summarizes the Corporation's residential mortgage and home equity loan portfolios by geographic market.

(dollar amounts in millions)	2016				2015
December 31	Residential Mortgage Loans	% of Total	Home Equity Loans	% of Total	Residential Mortgage Loans	% of Total	Home Equity Loans	% of Total
Geographic market:
Michigan	$386	20%	$748	42%	$387	21%	$785	46%
California	948	49	687	38	874	47	611	35
Texas	337	17	305	17	325	17	269	16
Other Markets	271	14	60	3	284	15	55	3
Total	$1,942	100%	$1,800	100%	$1,870	100%	$1,720	100%
Residential real estate loans, which consist of traditional residential mortgages and home equity loans and lines of credit, totaled $3.7 billion at December 31, 2016. Residential mortgages totaled $1.9 billion at December 31, 2016, and were primarily larger, variable-rate mortgages originated and retained for certain private banking relationship customers. Of the $1.9 billion of residential mortgage loans outstanding, $39 million were on nonaccrual status at December 31, 2016. The home equity portfolio totaled $1.8 billion at December 31, 2016, of which $1.6 billion was outstanding under primarily variable-rate, interest-only home equity lines of credit, $130 million were in amortizing status and $40 million were closed-end home equity loans. Of the $1.8 billion of home equity loans outstanding, $28 million were on nonaccrual status at December 31, 2016. A majority of the home equity portfolio was secured by junior liens at December 31, 2016. The residential real estate portfolio is principally located within the Corporation's primary geographic markets. Substantially all residential real estate loans past due 90 days or more are placed on nonaccrual status, and substantially all junior lien home equity loans that are current or less than 90 days past due are placed on nonaccrual status if full collection of the senior position is in doubt. At no later than 180 days past due, such loans are charged off to current appraised values less costs to sell.
Energy Lending
The Corporation has a portfolio of Energy and energy-related loans that are included primarily in "commercial loans" in the consolidated balance sheets. The Corporation has over 30 years of experience in energy lending, with a focus on larger middle market companies in the oil and gas business. Customers in the Corporation's Energy business line (approximately 200 borrowers at December 31, 2016) are engaged in three segments of the oil and gas business: exploration and production (E&P) (70 percent), midstream (17 percent) and energy services (13 percent). E&P generally includes such activities as searching for potential oil and gas fields, drilling exploratory wells and operating active wells. Commitments to E&P borrowers are generally subject to semi-

annual borrowing base re-determinations based on a variety of factors including updated prices (reflecting market and competitive conditions), energy reserve levels and the impact of hedging. The midstream sector is generally involved in the transportation, storage and marketing of crude and/or refined oil and gas products. The Corporation's energy services customers provide products and services primarily to the E&P segment. About 95 percent of the loans in the Energy business line are Shared National Credits (SNC), which are facilities greater than $20 million shared by three or more federally supervised institutions, reflecting the Corporation's focus on larger middle market companies that have financing needs that generally exceed internal individual borrower credit risk limits. The Corporation seeks to develop full relationships with SNC borrowers.
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
The following table summarizes information about the Corporation's portfolio of Energy and energy-related loans.

(dollar amounts in millions)	2016				2015
December 31	Outstandings		Nonaccrual	Criticized	Outstandings		Nonaccrual	Criticized
Exploration and production (E&P)	$1,587	70%	$294	$910	$2,111	69%	$108	$967
Midstream	374	17	7	45	479	15	—	42
Services	289	13	27	200	480	16	24	235
Total Energy business line	2,250	100%	328	1,155	3,070	100%	132	1,244
Energy-related	397		45	171	624		29	187
Total energy and energy-related	$2,647		$373	$1,326	$3,694		$161	$1,431
As a percentage of total energy and energy-related loans			14%	50%			4%	38%
Loans in the Energy business line were $2.3 billion, or less than 5 percent of total loans, at December 31, 2016, compared to $3.1 billion, or approximately 6 percent of total loans, at December 31, 2015, a decrease of $820 million, or 27 percent. Total exposure, including unused commitments to extend credit and letters of credit, was $4.7 billion and $6.4 billion at December 31, 2016 and 2015, respectively. The decrease in total exposure in the Energy business line primarily reflected reduced borrowing bases resulting in a reduction in total commitments, while the decrease in outstandings largely reflected energy customers taking actions to adjust their cash flow and reduce their bank debt.
Criticized Energy and energy-related loans were $1.3 billion, or 50 percent of total Energy and energy-related loans, at December 31, 2016, compared to $1.4 billion, or 38 percent of total Energy and energy-related loans, at December 31, 2015. Criticized Energy and energy-related loans increased significantly in the first quarter 2016 due to the deteriorating financial condition and increased leverage of these borrowers, and the results of the SNC regulatory exam. Subsequently, these loans declined during the remainder of 2016 as many of these borrowers took actions to reduce the level of their bank debt. Nonaccrual Energy and energy-related loans increased to $373 million, or 14 percent of total Energy and energy-related loans at December 31, 2016, compared to $161 million, or 4 percent at December 31, 2015. The increase in these nonaccrual loans reflected the same drivers noted above. Nearly all of nonaccrual Energy loans were current on interest at December 31, 2016. Energy and energy-related net credit-related charge-offs of $121 million increased $74 million for the year ended December 31, 2016, compared to net charge-offs of $47 million for the year ended December 31, 2015. Net credit related charge-offs included $96 million from the Energy portfolio and $25 million from the energy-related portfolio in 2016, compared to $28 million from the Energy portfolio and $19 million from the energy-related portfolio in 2015.
The Corporation's allowance methodology carefully considers the various risk elements within its loan portfolio. At December 31, 2016, the reserve allocation for Energy and energy-related loans was over 8 percent of total Energy and energy-related loans. The reserve allocation for Energy and energy-related loans appropriately incorporated the changing dynamics in Energy and energy-related loans described above, including but not limited to, migration in the portfolio and the value of collateral considered in determining estimated loss given default. The Corporation continued to incorporate a qualitative reserve component for Energy and energy-related loans at December 31, 2016, which primarily provided for recent loss trends in the Energy and energy-related portfolio which were in excess of estimated losses based on overall portfolio standard loss factors.
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
Mexico, with cross-border outstandings of $650 million (0.89 percent of total assets), $617 million (0.86 percent of total assets) and $670 million (0.97 percent of total assets) at December 31, 2016, 2015 and 2014, respectively, was the only country with outstandings between 0.75 and 1.00 percent of total assets at year-end 2016, 2015 and 2014. There were no countries with cross-border outstandings exceeding 1.00 percent of total assets at year-end 2016, 2015 and 2014.
The Corporation's international strategy is to focus on international companies doing business in North America, with an emphasis on the Corporation's primary geographic markets.
The following table summarizes cross-border exposure to entities domiciled in Mexico and Europe at December 31, 2016 and 2015.

(in millions)
December 31	2016	2015
Mexico exposure:
Commercial and industrial	$649	$617
Banks and other financial institutions	1	—
Total outstanding	650	617
Unfunded commitments and guarantees	161	206
Total Mexico exposure	$811	$823

European exposure:
Commercial and industrial	$231	$285
Banks and other financial institutions	2	35
Total outstanding	233	320
Unfunded commitments and guarantees	410	456
Total European exposure (a)	$643	$776

(a)	Primarily United Kingdom and the Netherlands.
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
Interest Rate Risk
Net interest income is the primary source of revenue for the Corporation. Interest rate risk arises in the normal course of business due to differences in the repricing and cash flow characteristics of assets and liabilities, primarily through the Corporation's core business activities of extending loans and acquiring deposits. The Corporation's balance sheet is predominantly characterized by floating-rate loans funded by core deposits. Approximately 90 percent of the Corporation's loans were floating at December 31, 2016, of which approximately 80 percent were based on LIBOR and 20 percent were based on Prime. This creates sensitivity to interest rate movements due to the imbalance between the floating-rate loan portfolio and the more slowly repricing deposit products. In addition, the growth and/or contraction in the Corporation's loans and deposits may lead to changes in sensitivity to interest rate movements in the absence of mitigating actions. Examples of such actions are purchasing investment securities, primarily fixed-rate, which provide liquidity to the balance sheet and act to mitigate the inherent interest sensitivity, and hedging the sensitivity with interest rate swaps. The Corporation actively manages its exposure to interest rate risk, with the principal objective of optimizing net interest income and the economic value of equity while operating within acceptable limits established for interest rate risk and maintaining adequate levels of funding and liquidity.
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
Sensitivity of Net Interest Income to Changes in Interest Rates
The analysis of the impact of changes in interest rates on net interest income under various interest rate scenarios is management's principal risk management technique. Management models a base case net interest income under an unchanged interest rate environment. Existing derivative instruments entered into for risk management purposes are included in the analysis, but no additional hedging is currently forecasted. These derivative instruments currently comprise interest rate swaps that convert fixed-rate long-term debt to variable rates. This base case net interest income is then compared against interest rate scenarios in which rates rise or decline in a linear, non-parallel fashion from the base case over 12 months. In the first scenario presented, short-term interest rates increase 200 basis points, resulting in an average increase in short-term interest rates of 100 basis points over the period (+200 scenario). Due to the current low level of interest rates, the analysis reflects a declining interest rate scenario of a 75 basis point drop in short-term interest rates, to zero percent.
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
The table below, as of December 31, 2016 and 2015, displays the estimated impact on net interest income during the next 12 months by relating the base case scenario results to those from the rising and declining rate scenarios described above.

	Estimated Annual Change
(in millions)	2016		2015
December 31	Amount	%	Amount	%
Change in Interest Rates:
Rising 200 basis points	$212	11%	$212	12%
Declining to zero percent	(138)	(7)	(88)	(5)
Sensitivity to rising rates was unchanged from December 31, 2015 to December 31, 2016. The risk to declining interest rates is limited by an assumed floor on interest rates of zero percent, but reflects the recent rise in short-term interest rates, allowing for a decline of 75 basis points at December 31, 2016, relative to a 50 basis point decline at December 31, 2015.
Assuming deposit prices move with a 25 percent beta, we expect the December 2016 Federal Reserve rate increase of 25 basis points should result in a $70 million increase in net interest income over a 12-month period.
Sensitivity of Economic Value of Equity to Changes in Interest Rates
In addition to the simulation analysis on net interest income, an economic value of equity analysis provides an alternative view of the interest rate risk position. The economic value of equity is the difference between the estimate of the economic value of the Corporation's financial assets, liabilities and off-balance sheet instruments, derived through discounting cash flows based on actual rates at the end of the period and the estimated economic value after applying the estimated impact of rate movements. The economic value of equity analysis is based on an immediate parallel 200 basis point increase and 75 basis point decrease in interest rates.

The table below, as of December 31, 2016 and 2015, displays the estimated impact on the economic value of equity from the interest rate scenario described above.

	2016		2015
(in millions)	Amount	%	Amount	%
Change in Interest Rates:
Rising 200 basis points	$1,133	10%	$1,021	9%
Falling to zero percent	(891)	(7)	(538)	(5)
The change in the sensitivity of the economic value of equity to a 200 basis point parallel increase in rates between December 31, 2015 and December 31, 2016 was primarily driven by changes in market interest rates at the middle to long end of the curve, which most significantly impact mortgage-backed security prepayment and the value of deposits without a stated maturity. Additionally, changes in actual deposit mix over the period impacted the results modestly.
LOAN MATURITIES AND INTEREST RATE SENSITIVITY

(in millions)	Loans Maturing
December 31, 2016	Within One Year (a)	After One But Within Five Years	After Five Years	Total
Commercial loans	$15,320	$14,448	$1,226	$30,994
Real estate construction loans	1,216	1,516	137	2,869
Commercial mortgage loans	1,631	4,941	2,359	8,931
International loans	596	659	3	1,258
Total	$18,763	$21,564	$3,725	$44,052
Sensitivity of loans to changes in interest rates:
Predetermined (fixed) interest rates	$785	$2,909	$802	$4,496
Floating interest rates	17,979	18,655	2,922	39,556
Total	$18,764	$21,564	$3,724	$44,052

(a)	Includes demand loans, loans having no stated repayment schedule or maturity and overdrafts.
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
Risk Management Derivative Instruments

(in millions) Risk Management Notional Activity	Interest Rate Contracts	Foreign Exchange Contracts	Totals
Balance at January 1, 2015	$1,800	$508	$2,308
Additions	1,025	15,846	16,871
Maturities/amortizations	(300)	(15,761)	(16,061)
Balance at December 31, 2015	$2,525	$593	$3,118
Additions	—	13,946	13,946
Maturities/amortizations	(250)	(13,822)	(14,072)
Balance at December 31, 2016	$2,275	$717	$2,992
The notional amount of risk management interest rate swaps totaled $2.3 billion at December 31, 2016, and $2.5 billion at December 31, 2015, all under fair value hedging strategies, converting fixed-rate medium- and long-term debt to floating rate. The fair value of risk management interest rate swaps was a net unrealized gain of $88 million at December 31, 2016, compared to a net unrealized gain of $147 million at December 31, 2015. Risk management interest rate swaps generated $60 million and $70 million of net interest income for the years ended December 31, 2016 and 2015, respectively.
In addition to interest rate swaps, the Corporation employs various other types of derivative instruments as offsetting positions to mitigate exposures to foreign currency risks associated with specific assets and liabilities (e.g., customer loans or deposits denominated in foreign currencies). Such instruments may include foreign exchange forward contracts and foreign exchange swap agreements.
Further information regarding risk management derivative instruments is provided in Note 8 to the consolidated financial statements.

Customer-Initiated and Other Derivative Instruments

(in millions) Customer-Initiated and Other Notional Activity	Interest Rate Contracts	Energy Derivative Contracts	Foreign Exchange Contracts	Totals
Balance at January 1, 2015	$12,328	$4,932	$1,994	$19,254
Additions	3,365	1,498	60,054	64,917
Maturities/amortizations	(2,199)	(3,070)	(59,757)	(65,026)
Terminations	(1,266)	(233)	—	(1,499)
Balance at December 31, 2015	$12,228	$3,127	$2,291	$17,646
Additions	3,505	1,347	54,478	59,330
Maturities/amortizations	(1,469)	(1,908)	(55,250)	(58,627)
Terminations	(941)	(339)	(10)	(1,290)
Balance at December 31, 2016	$13,323	$2,227	$1,509	$17,059
The Corporation writes and purchases interest rate caps and floors and enters into foreign exchange contracts, interest rate swaps and energy derivative contracts to accommodate the needs of customers requesting such services. Changes in the fair value of customer-initiated and other derivatives are recognized in earnings as they occur. To limit the market risk of these activities, the Corporation generally takes offsetting positions with dealers. The notional amounts of offsetting positions are included in the table above. Customer-initiated and other notional activity represented 85 percent of total interest rate, energy and foreign exchange contracts at both December 31, 2016 and 2015.
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
Contractual Obligations

(in millions)	Minimum Payments Due by Period
December 31, 2016	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Deposits without a stated maturity (a)	$56,160	$56,160	$—	$—	$—
Certificates of deposit and other deposits with a stated maturity (a)	2,825	2,349	382	77	17
Short-term borrowings (a)	25	25	—	—	—
Medium- and long-term debt (a)	5,091	500	359	682	3,550
Operating leases	392	72	122	82	116
Commitments to fund low income housing partnerships	153	92	51	4	6
Other long-term obligations (b)	291	86	83	33	89
Total contractual obligations	$64,937	$59,284	$997	$878	$3,778

Medium- and long-term debt (parent company only) (a) (c)	$600	$—	$350	$—	$250

(a)	Deposits and borrowings exclude accrued interest.

(b)	Includes unrecognized tax benefits.

(c)	Parent company only amounts are included in the medium- and long-term debt minimum payments above.
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

Commercial Commitments

(in millions)	Expected Expiration Dates by Period
December 31, 2016	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Commitments to fund indirect private equity and venture capital investments	$2	$—	$—	$—	$2
Unused commitments to extend credit	26,991	8,554	9,884	5,985	2,568
Standby letters of credit and financial guarantees	3,623	2,960	445	199	19
Commercial letters of credit	46	45	1	—	—
Total commercial commitments	$30,662	$11,559	$10,330	$6,184	$2,589
Since many of these commitments expire without being drawn upon, the total amount of these commercial commitments does not necessarily represent the future cash requirements of the Corporation. Refer to the “Other Market Risks” section below and Note 8 to the consolidated financial statements for a further discussion of these commercial commitments.
Wholesale Funding
The Corporation may access the purchased funds market when necessary, which includes foreign office time deposits and short-term borrowings. Capacity for incremental purchased funds at December 31, 2016 included short-term FHLB advances, the ability to purchase federal funds, sell securities under agreements to repurchase, as well as issue deposits to institutional investors and issue certificates of deposit through brokers. Purchased funds totaled $44 million at December 31, 2016, compared to $55 million at December 31, 2015. At December 31, 2016, the Bank had pledged loans totaling $23.0 billion which provided for up to $18.5 billion of available collateralized borrowing with the FRB.
The Bank is a member of the FHLB of Dallas, Texas, which provides short- and long-term funding to its members through advances collateralized by real estate-related assets. Actual borrowing capacity is contingent on the amount of collateral available to be pledged to the FHLB. At December 31, 2016, $15.5 billion of real estate-related loans were pledged to the FHLB as blanket collateral for current and potential future borrowings. As of December 31, 2016, the Corporation had $2.8 billion of outstanding borrowings from the FHLB maturing in 2026, and capacity for potential future borrowings of approximately $3.9 billion.
In the second quarter 2016, the Bank borrowed $2.8 billion of 10-year, floating-rate FHLB advances due 2026. The interest rate on each of eight notes resets every four weeks, based on the FHLB auction rate, with the reset date of each note scheduled at one-week intervals. Each note may be prepaid in full, without penalty, at each scheduled reset date. Proceeds were used for general corporate purposes, including to provide cost-effective funding for debt maturing in the fourth quarter 2016.
Additionally, the Bank had the ability to issue up to $14.0 billion of debt at December 31, 2016 under an existing $15.0 billion medium-term senior note program which allows the issuance of debt with maturities between three months and 30 years. The Corporation also maintains a shelf registration statement with the Securities and Exchange Commission from which it may issue debt and/or equity securities.
The ability of the Corporation and the Bank to raise funds at competitive rates is impacted by rating agencies' views of the credit quality, liquidity, capital and earnings of the Corporation and the Bank. As of December 31, 2016, the four major rating agencies had assigned the following ratings to long-term senior unsecured obligations of the Corporation and the Bank. A security rating is not a recommendation to buy, sell, or hold securities and may be subject to revision or withdrawal at any time by the assigning rating agency. Each rating should be evaluated independently of any other rating.

	Comerica Incorporated		Comerica Bank
December 31, 2016	Rating	Outlook	Rating	Outlook
Standard and Poor’s (a)	BBB+	Negative	A-	Negative
Moody’s Investors Service	A3	Negative	A3	Negative
Fitch Ratings	A	Negative	A	Negative
DBRS	A	Stable	A (High)	Stable

(a)	In February 2017, Standard and Poor's revised its outlook to "Stable."
The Corporation satisfies liquidity requirements with either liquid assets or various funding sources. Liquid assets totaled $18.2 billion at December 31, 2016, compared to $16.4 billion at December 31, 2015. Liquid assets include cash and due from banks, federal funds sold, interest-bearing deposits with banks, other short-term investments and unencumbered investment securities.
In September 2014, U.S. banking regulators issued a final rule implementing a quantitative liquidity requirement in the U.S. generally consistent with the LCR minimum liquidity measure established under the Basel III liquidity framework. Under the rule, the Corporation is subject to a modified LCR standard, which requires a financial institution to hold a minimum level of high-quality liquid assets to fully cover modified net cash outflows under a 30-day systematic liquidity stress scenario. The rule was effective for the Corporation on January 1, 2016. During the transition year, 2016, the Corporation was required to maintain a minimum LCR of 90 percent. Beginning January 1, 2017, and thereafter, the minimum required LCR will be 100 percent. At each quarter-end in 2016, the Corporation was in compliance with the fully phased-in LCR requirement, plus a buffer.
In the second quarter 2016, U.S. banking regulators issued a notice of proposed rulemaking (the proposed rule) implementing a second quantitative liquidity requirement in the U.S. generally consistent with the Net Stable Funding Ratio (NSFR) minimum liquidity measure established under the Basel III liquidity framework. Under the proposed rule, the Corporation will be subject to a modified NSFR standard effective January 1 2018, which requires a financial institution to hold a minimum level of available longer-term, stable sources of funding to fully cover a modified amount of required longer-term stable funding, over a one-year period. The Corporation does not currently expect the proposed rule to have a material impact on its liquidity needs.
The Corporation regularly evaluates its ability to meet funding needs in unanticipated, stressed environments. In conjunction with the quarterly 200 basis point interest rate simulation analyses, discussed in the “Interest Rate Sensitivity” section of this financial review, liquidity ratios and potential funding availability are examined. Each quarter, the Corporation also evaluates its ability to meet liquidity needs under a series of broad events, distinguished in terms of duration and severity. The evaluation as of December 31, 2016 projected that sufficient sources of liquidity were available under each series of events.
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
STRATEGIC RISK
Strategic risk represents the risk of loss due to impairment of reputation, failure to fully develop and execute business plans, failure to assess current and new opportunities in business, markets and products, failure to determine appropriate consideration for risks accepted, and any other event not identified in the defined risk categories of credit, market and liquidity, operational or compliance risks. Mitigation of the various risk elements that represent strategic risk is achieved through various metrics and initiatives to help the Corporation better understand, measure and report on such risks.

CRITICAL ACCOUNTING POLICIES
The Corporation’s consolidated financial statements are prepared based on the application of accounting policies, the most significant of which are described in Note 1. These policies require numerous estimates and strategic or economic assumptions, which may prove inaccurate or subject to variations. Changes in underlying factors, assumptions or estimates could have a material impact on the Corporation’s future financial condition and results of operations. At December 31, 2016, the most critical of these significant accounting policies were the policies related to the allowance for credit losses, fair value measurement, goodwill, pension plan accounting and income taxes. These policies were reviewed with the Audit Committee of the Corporation’s Board of Directors and are discussed more fully below.
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
In determining the allowance for credit losses, the Corporation individually evaluates certain impaired loans, applies standard reserve factors to pools of homogeneous loans and lending-related commitments and incorporates qualitative adjustments. Standard loss factors, applied to the majority of the Corporation's loan portfolio and lending-related commitments, are based on estimates of probabilities of default for individual risk ratings over the loss emergence period and loss given default. Since standard loss factors are applied to large pools of loans, even minor changes in these factors could significantly affect the Corporation's determination of the appropriateness of the allowance for credit losses. To illustrate, if recent loss experience dictated that the estimated standard loss factors would be changed by five percent of the estimate across all loan risk ratings, the allowance for loan losses as of December 31, 2016 would change by approximately $30 million. Loss emergence periods are used to determine the most appropriate default horizon associated with the calculation of probabilities of default. Loss emergence periods tend to lengthen during benign economic periods and shorten during periods of economic distress. Considered in isolation, lengthening the loss emergence period assumption would result in an increase to the allowance for credit losses. Because standard loss factors are applied to pools of loans based on the Corporation's internal risk rating system, loss estimates are highly dependent on the accuracy of the risk rating assigned to each loan. The inherent imprecision in the risk rating system resulting from inaccuracy in assigning and/or entering risk ratings in the loan accounting system is monitored by the Corporation's asset quality review function and incorporated in a qualitative adjustment. The Corporation may also include qualitative adjustments intended to capture the impact of certain other uncertainties that exist but are not yet reflected in the standard reserve factors. These qualitative adjustments are based on management’s analysis of factors such as portfolios where recent historical losses exceed expected losses or known recent events are expected to alter risk ratings once evidence is acquired, observable macroeconomic metrics, including consideration of regional metrics within the Corporation's footprint, and a qualitative assessment of the lending environment, including underwriting standards, current economic and political conditions, and other factors affecting credit quality. Deterioration in metrics and credit trends included in this analysis would result in an increase to the qualitative adjustment increasing the allowance for credit losses. Qualitative reserves at December 31, 2016 primarily included components for portfolios where recent loss trends were in excess of estimated losses based on overall portfolio standard loss factors, geographic and industry concentration risks, and changes in market conditions compared to the conditions that existed at the date of the most recent annual update to standard reserve factors.
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
At December 31, 2016, assets and liabilities measured using observable inputs that are classified as Level 1 or Level 2 represented 97.0 percent and 100.0 percent of total assets and liabilities recorded at fair value, respectively, and Level 3 assets totaled $351 million, or 3.0 percent of total assets recorded at fair value. Valuations generated from model-based techniques that use at least one significant assumption not observable in the market are considered Level 3. Unobservable assumptions reflect estimates of assumptions market participants would use in pricing the asset or liability. Fair value measurements for assets and liabilities where limited or no observable market data exists often involves significant judgments about assumptions, such as determining an appropriate discount rate that factors in both liquidity and risk premiums, and in many cases may not reflect amounts exchanged in a current sale of the financial instrument. In addition, changes in market conditions may reduce the availability of quoted prices or observable data. For example, reduced liquidity in the capital markets or changes in secondary market activities could result in observable market inputs becoming unavailable. Therefore, when market data is not available, the Corporation would use valuation techniques requiring more management judgment to estimate the appropriate fair value.
GOODWILL
At December 31, 2016 and 2015, goodwill totaled $635 million, allocated to the Corporation's three reporting units as follows: $380 million allocated to the Business Bank, $194 million allocated to the Retail Bank and $61 million allocated to Wealth Management.
In performing the annual impairment test, the Corporation compares the carrying amount of identified reporting units, including goodwill, with their estimated fair value. The Corporation considers the carrying value of each reporting unit to be the greater of economic or regulatory capital. Economic capital is assigned using internal management methodologies on the basis of each reporting unit's credit, operational and interest rate risks, as well as goodwill. To determine regulatory capital, each reporting unit is assigned sufficient capital such that their respective Tier 1 ratio, based on allocated risk-weighted assets, is the same as that of the Corporation. Using this two-pronged approach, the Corporation's equity is fully allocated to its reporting units except for capital held primarily for the risk associated with the securities portfolio that is assigned to the Finance segment of the Corporation.
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
The annual test of goodwill impairment was performed as of the beginning of the third quarter 2016. The Corporation's assumptions included modest increases to the Federal funds target rate until eventually reaching a normal interest rate environment. At the conclusion of the first step of the annual goodwill impairment tests performed in the third quarter 2016, the estimated fair values of all reporting units substantially exceeded their carrying amounts, including goodwill. The results of the annual test of the goodwill impairment test for each reporting unit were subjected to stress testing as appropriate. For further information about the Corporation's goodwill accounting policy, refer to Note 1 to the consolidated financial statements.
PENSION PLAN ACCOUNTING
The Corporation has a qualified and non-qualified defined benefit pension plan. Prior to January 1, 2017, the plans were in effect for substantially all salaried employees hired before January 1, 2007. In October 2016, the Corporation modified its defined benefit plans to convert most participants, including employees participating in the Corporation's defined contribution plan, to a cash balance formula effective January 1, 2017. Participants who were age 60 or older as of December 31, 2016 continue to be eligible for the final average pay benefit. In addition, the Corporation added a lump-sum payment option, effective January 1, 2017. These changes were part of the GEAR Up initiative. For more information about the defined benefit pension plan modifications, see Note 17 to the consolidated financial statements. Benefits under the cash balance formula are based on years of service, age, compensation and an interest credit based on the 30-year Treasury rate. Assumptions are made concerning future events that will determine the amount and timing of required benefit payments, funding requirements and defined benefit pension expense. The major assumptions are the discount rate used in determining the current benefit obligation, the long-term rate of return expected on plan assets, the form of payment election and the projected mortality rate. The discount rate is determined by matching the expected cash flows of the pension plans to a portfolio of high quality corporate bonds as of the measurement date, December 31. The long-term rate of return expected on plan assets is set after considering both long-term returns in the general market and long-term returns experienced by the assets in the plan. The current target asset allocation model for the plans is provided in Note 17 to the consolidated financial statements. The expected returns on these various asset categories are blended to derive one long-term return assumption. The assets are invested in certain collective investment funds, common stocks, U.S. Treasury and other U.S. government agency securities, and corporate and municipal bonds and notes. The form of payment election assumption is based on market experience. Mortality rate assumptions are based on mortality tables published by third-parties such as the Society of Actuaries (SOA), considering other available information including historical data as well as studies and publications from reputable sources. The Corporation reviews its pension plan assumptions on an annual basis with its actuarial consultants to determine if the assumptions are reasonable and adjusts the assumptions to reflect changes in future expectations.
The assumptions used to calculate 2017 defined benefit plan pension expense (benefit) were as follows:

Discount rate	4.23%
Long-term rate of return on plan assets	6.50%
Lump sum payment election rate:
Existing participants	60%
Future participants	80%
Mortality table:
Base table (a)	RP-2016
Mortality improvement scale (a)	MP-2016

(a)	Issued by the Society of Actuaries in October 2016.
In 2017, total retirement plan expense, including defined contribution plan expense, is expected to decrease by approximately $32 million. The $6 million defined benefit pension expense recorded in 2016 is expected to improve by approximately $22 million to a benefit of about $16 million in 2017 primarily as a result of the previously described plan amendments.
Changing the 2017 discount rate and long-term rate of return by 25 basis points would have the following impact on defined benefit pension expense in 2017:

	25 Basis Point
	Increase	Decrease
Key Actuarial Assumption:
Discount rate	$(7.0)	$7.0
Long-term rate of return	(6.1)	6.1
If the lump-sum payment election rate were zero, 2017 defined benefit pension expense would increase by approximately $6 million.
Due to the long-term nature of pension plan assumptions, actual results may differ significantly from the actuarial-based estimates. Differences resulting in actuarial gains or losses are required to be recorded in shareholders' equity as part of accumulated other comprehensive loss and amortized to defined benefit pension expense in future years. Refer to Note 17 to the consolidated financial statements for further information.
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

SUPPLEMENTAL FINANCIAL DATA
The following table provides a reconciliation of non-GAAP financial measures used in this financial review with financial measures defined by GAAP.

(dollar amounts in millions)
December 31	2016	2015	2014	2013	2012
Tangible Common Equity Ratio:
Common shareholders' equity	$7,796	$7,560	$7,402	$7,150	$6,939
Less:
Goodwill	635	635	635	635	635
Other intangible assets	10	14	15	17	22
Tangible common equity	$7,151	$6,911	$6,752	$6,498	$6,282
Total assets	$72,978	$71,877	$69,186	$65,224	$65,066
Less:
Goodwill	635	635	635	635	635
Other intangible assets	10	14	15	17	22
Tangible assets	$72,333	$71,228	$68,536	$64,572	$64,409
Common equity ratio	10.68%	10.52%	10.70%	10.97%	10.67%
Tangible common equity ratio	9.89	9.70	9.85	10.07	9.76
Tangible Common Equity per Share of Common Stock:
Common shareholders' equity	$7,796	$7,560	$7,402	$7,150	$6,939
Tangible common equity	7,151	6,911	6,752	6,498	6,282
Shares of common stock outstanding (in millions)	175	176	179	182	188
Common shareholders' equity per share of common stock	$44.47	$43.03	$41.35	$39.22	$36.86
Tangible common equity per share of common stock	40.79	39.33	37.72	35.64	33.36
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

FORWARD-LOOKING STATEMENTS
This report includes forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. In addition, the Corporation may make other written and oral communications from time to time that contain such statements. All statements regarding the Corporation's expected financial position, strategies and growth prospects, including the GEAR Up initiative, and general economic conditions expected to exist in the future are forward-looking statements. The words, “anticipates,” “believes,” "contemplates," “feels,” “expects,” “estimates,” “seeks,” “strives,” “plans,” “intends,” “outlook,” “forecast,” “position,” “target,” “mission,” “assume,” “achievable,” “potential,” “strategy,” “goal,” “aspiration,” “opportunity,” “initiative,” “outcome,” “continue,” “remain,” “maintain,” "on course," “trend,” “objective,” “looks forward,” "projects," "models" and variations of such words and similar expressions, or future or conditional verbs such as “will,” “would,” “should,” “could,” “might,” “can,” “may” or similar expressions, as they relate to the Corporation or its management, are intended to identify forward-looking statements. The Corporation cautions that forward-looking statements are subject to numerous assumptions, risks and uncertainties, which change over time. Forward-looking statements speak only as of the date the statement is made, and the Corporation does not undertake to update forward-looking statements to reflect facts, circumstances, assumptions or events that occur after the date the forward-looking statements are made. Actual results could differ materially from those anticipated in forward-looking statements and future results could differ materially from historical performance.
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

•	the tax treatment of corporations could be subject to potential legislative, administrative or judicial changes or interpretations;

•	changes in accounting standards could materially impact the Corporation's financial statements; and

•
the Corporation's accounting policies and processes are critical to the reporting of financial condition and results of operations. They require management to make estimates about matters that are uncertain.

CONSOLIDATED BALANCE SHEETS
Comerica Incorporated and Subsidiaries

(in millions, except share data)
December 31	2016	2015

ASSETS
Cash and due from banks	$1,249	$1,157

Interest-bearing deposits with banks	5,969	4,990
Other short-term investments	92	113

Investment securities available-for-sale	10,787	10,519
Investment securities held-to-maturity	1,582	1,981

Commercial loans	30,994	31,659
Real estate construction loans	2,869	2,001
Commercial mortgage loans	8,931	8,977
Lease financing	572	724
International loans	1,258	1,368
Residential mortgage loans	1,942	1,870
Consumer loans	2,522	2,485
Total loans	49,088	49,084
Less allowance for loan losses	(730)	(634)
Net loans	48,358	48,450
Premises and equipment	501	550
Accrued income and other assets	4,440	4,117
Total assets	$72,978	$71,877

LIABILITIES AND SHAREHOLDERS’ EQUITY
Noninterest-bearing deposits	$31,540	$30,839

Money market and interest-bearing checking deposits	22,556	23,532
Savings deposits	2,064	1,898
Customer certificates of deposit	2,806	3,552
Foreign office time deposits	19	32
Total interest-bearing deposits	27,445	29,014
Total deposits	58,985	59,853
Short-term borrowings	25	23
Accrued expenses and other liabilities	1,012	1,383
Medium- and long-term debt	5,160	3,058
Total liabilities	65,182	64,317

Common stock - $5 par value:
Authorized - 325,000,000 shares
Issued - 228,164,824 shares	1,141	1,141
Capital surplus	2,135	2,173
Accumulated other comprehensive loss	(383)	(429)
Retained earnings	7,331	7,084
Less cost of common stock in treasury - 52,851,156 shares at 12/31/16 and 52,457,113 shares at 12/31/15	(2,428)	(2,409)
Total shareholders’ equity	7,796	7,560
Total liabilities and shareholders’ equity	$72,978	$71,877
See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME
Comerica Incorporated and Subsidiaries

(in millions)
Years Ended December 31	2016	2015	2014
INTEREST INCOME
Interest and fees on loans	$1,635	$1,551	$1,525
Interest on investment securities	247	216	211
Interest on short-term investments	27	17	14
Total interest income	1,909	1,784	1,750
INTEREST EXPENSE
Interest on deposits	40	43	45
Interest on medium- and long-term debt	72	52	50
Total interest expense	112	95	95
Net interest income	1,797	1,689	1,655
Provision for credit losses	248	147	27
Net interest income after provision for credit losses	1,549	1,542	1,628
NONINTEREST INCOME
Card fees	303	276	81
Service charges on deposit accounts	219	223	215
Fiduciary income	190	187	180
Commercial lending fees	89	99	98
Letter of credit fees	50	53	57
Bank-owned life insurance	42	40	39
Foreign exchange income	42	40	40
Brokerage fees	19	17	17
Net securities losses	(5)	(2)	—
Other noninterest income	102	102	130
Total noninterest income	1,051	1,035	857
NONINTEREST EXPENSES
Salaries and benefits expense	961	1,009	980
Outside processing fee expense	336	318	111
Net occupancy expense	157	159	171
Equipment expense	53	53	57
Restructuring charges	93	—	—
Software expense	119	99	95
FDIC insurance expense	54	37	33
Advertising expense	21	24	23
Litigation-related expense	1	(32)	4
Gain on debt redemption	—	—	(32)
Other noninterest expenses	135	160	173
Total noninterest expenses	1,930	1,827	1,615
Income before income taxes	670	750	870
Provision for income taxes	193	229	277
NET INCOME	477	521	593
Less income allocated to participating securities	4	6	7
Net income attributable to common shares	$473	$515	$586
Earnings per common share:
Basic	$2.74	$2.93	$3.28
Diluted	2.68	2.84	3.16

Cash dividends declared on common stock	154	148	143
Cash dividends declared per common share	0.89	0.83	0.79
See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Comerica Incorporated and Subsidiaries

(in millions)
Years Ended December 31	2016	2015	2014

NET INCOME	$477	$521	$593

OTHER COMPREHENSIVE INCOME (LOSS)

Unrealized (losses) gains on investment securities:
Net unrealized holding (losses) gains arising during the period	(70)	(55)	166
Less:
Reclassification adjustment for net securities (losses) gains included in net income	—	(2)	1
Net losses realized as a yield adjustment in interest on investment securities	(3)	(8)	—
Change in net unrealized (losses) gains before income taxes	(67)	(45)	165

Defined benefit pension and other postretirement plans adjustment:
Actuarial loss arising during the period	(134)	(57)	(240)
Prior service credit arising during the period	234	3	—
Adjustments for amounts recognized as components of net periodic benefit cost:
Amortization of actuarial net loss	46	70	39
Amortization of prior service (credit) cost	(7)	1	3
Change in defined benefit pension and other postretirement plans adjustment before income taxes	139	17	(198)

Total other comprehensive income (loss) before income taxes	72	(28)	(33)
Provision (benefit) for income taxes	26	(11)	(12)
Total other comprehensive income (loss), net of tax	46	(17)	(21)

COMPREHENSIVE INCOME	$523	$504	$572
See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
Comerica Incorporated and Subsidiaries

	Common Stock			Accumulated Other Comprehensive Loss			Total Shareholders’ Equity
(in millions, except per share data)	Shares Outstanding	Amount	Capital Surplus		Retained Earnings	Treasury Stock
BALANCE AT DECEMBER 31, 2013	182.3	$1,141	$2,179	$(391)	$6,318	$(2,097)	$7,150
Net income	—	—	—	—	593	—	593
Other comprehensive income, net of tax	—	—	—	(21)	—	—	(21)
Cash dividends declared on common stock ($0.79 per share)	—	—	—	—	(143)	—	(143)
Purchase of common stock	(5.4)	—	—	—	—	(260)	(260)
Net issuance of common stock under employee stock plans	2.1	—	(27)	—	(24)	96	45
Share-based compensation	—	—	38	—	—	—	38
Other	—	—	(2)	—	—	2	—
BALANCE AT DECEMBER 31, 2014	179.0	1,141	2,188	(412)	6,744	(2,259)	7,402
Net income	—	—	—	—	521	—	521
Other comprehensive loss, net of tax	—	—	—	(17)	—	—	(17)
Cash dividends declared on common stock ($0.83 per share)	—	—	—	—	(148)	—	(148)
Purchase of common stock	(5.3)	—	—	—	—	(240)	(240)
Purchase and retirement of warrants	—	—	(10)	—	—	—	(10)
Net issuance of common stock under employee stock plans	1.0	—	(22)	—	(11)	47	14
Net issuance of common stock for warrants	1.0		(21)		(22)	43	—
Share-based compensation	—	—	38	—	—	—	38
BALANCE AT DECEMBER 31, 2015	175.7	1,141	2,173	(429)	7,084	(2,409)	7,560
Net income	—	—	—	—	477	—	477
Other comprehensive income, net of tax	—	—	—	46	—	—	46
Cash dividends declared on common stock ($0.89 per share)	—	—	—	—	(154)	—	(154)
Purchase of common stock	(6.8)	—	—	—	—	(310)	(310)
Net issuance of common stock under employee stock plans	4.1	—	(15)	—	(27)	185	143
Net issuance of common stock for warrants	2.3	—	(57)	—	(49)	106	—
Share-based compensation	—	—	34	—	—	—	34
BALANCE AT DECEMBER 31, 2016	175.3	$1,141	$2,135	$(383)	$7,331	$(2,428)	$7,796
See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
Comerica Incorporated and Subsidiaries

(in millions)
Years Ended December 31	2016	2015	2014
OPERATING ACTIVITIES
Net income	$477	$521	$593
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	248	147	27
(Benefit) provision for deferred income taxes	(51)	(71)	130
Depreciation and amortization	121	118	123
Net periodic defined benefit cost	6	48	40
Share-based compensation expense	34	38	38
Net amortization of securities	8	13	13
Accretion of loan purchase discount	(4)	(7)	(34)
Net securities losses	5	2	—
Net gains on sales of foreclosed property	(4)	(2)	(4)
Gain on debt redemption	—	—	(32)
Excess tax benefits from share-based compensation arrangements	(9)	(3)	(7)
Net change in:
Trading securities	—	—	13
Accrued income receivable	(20)	(12)	(4)
Accrued expenses payable	37	(35)	(14)
Other, net	(355)	105	(243)
Net cash provided by operating activities	493	862	639
INVESTING ACTIVITIES
Investment securities available-for-sale:
Maturities and redemptions	1,699	1,757	1,781
Purchases	(2,045)	(4,228)	(2,372)
Investment securities held-to-maturity:
Maturities and redemptions	402	324	—
Purchases	—	(362)	—
Net change in loans	(136)	(644)	(3,144)
(Purchases) sales of Federal Home Loan Bank stock	(115)	—	41
Proceeds from sales of foreclosed property	20	12	20
Net increase in premises and equipment	(95)	(119)	(70)
Other, net	—	5	1
Net cash used in investing activities	(270)	(3,255)	(3,743)
FINANCING ACTIVITIES
Net change in:
Deposits	(998)	2,529	4,013
Short-term borrowings	2	(93)	(137)
Medium- and long-term debt:
Maturities and redemptions	(650)	(606)	(1,406)
Issuances	2,800	1,016	596
Common stock:
Repurchases	(310)	(240)	(260)
Cash dividends paid	(152)	(147)	(137)
Issuances under employee stock plans	152	22	49
Purchase and retirement of warrants	—	(10)	—
Excess tax benefits from share-based compensation arrangements	9	3	7
Other, net	(5)	(5)	(1)
Net cash provided by financing activities	848	2,469	2,724
Net increase (decrease) in cash and cash equivalents	1,071	76	(380)
Cash and cash equivalents at beginning of period	6,147	6,071	6,451
Cash and cash equivalents at end of period	$7,218	$6,147	$6,071
Interest paid	$111	$94	$101
Income taxes paid	106	88	218
Noncash investing and financing activities:
Loans transferred to other real estate	21	12	16
Loans transferred from portfolio to held-for-sale	—	28	—
Loans transferred from held-for-sale to portfolio	17	—	—
Lease residual transferred to other assets	—	16	—
Securities transferred from available-for-sale to held-to-maturity	—	—	1,958
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
Principles of Consolidation
The consolidated financial statements include the accounts of the Corporation and the accounts of those subsidiaries that are majority owned and in which the Corporation has a controlling financial interest. The Corporation consolidates entities not determined to be variable interest entities (VIEs) when it holds a controlling financial interest in the entity and uses the cost or equity method when it holds less than a controlling financial interest. In consolidation, all significant intercompany accounts and transactions are eliminated. The results of operations of companies acquired are included from the date of acquisition. Certain amounts in the financial statements for prior years have been reclassified to conform to current financial statement presentation.
The Corporation holds investments in certain legal entities that are considered VIEs. In general, a VIE is an entity that either (1) has an insufficient amount of equity to carry out its principal activities without additional subordinated financial support, (2) has a group of equity owners that are unable to make significant decisions about its activities, or (3) has a group of equity owners that do not have the obligation to absorb losses or the right to receive returns generated by its operations. If any of these characteristics are present, the entity is subject to a variable interests consolidation model, and consolidation is based on variable interests, not on voting interests. Variable interests are defined as contractual ownership or other money interests in an entity that change with fluctuations in the entity’s net asset value. The primary beneficiary is required to consolidate the VIE. The primary beneficiary is defined as the party that has both the power to direct the activities of the VIE that most significantly impact the entity’s economic performance and the obligation to absorb losses or the right to receive benefits that could be significant to the VIE. The maximum potential exposure to losses relative to investments in VIEs is generally limited to the sum of the outstanding book basis and unfunded commitments for future investments.
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
The proportional method is used for investments in affordable housing projects that qualify for the low-income housing tax credit (LIHTC). The equity method is used for other investments where the Corporation has the ability to exercise significant influence over the entity’s operation and financial policies. Other unconsolidated equity investments that do not meet the criteria to be accounted for under the equity method are accounted for under the cost method. Amortization and other write-downs of LIHTC investments are presented on a net basis as a component of the "provision for income taxes," while income, amortization and write-downs from cost and equity method investments are recorded in “other noninterest income” on the consolidated statements of income.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Comerica Incorporated and Subsidiaries

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
Warrants which contain a net exercise provision or a non-contingent put right embedded in the warrant agreement are accounted for as derivatives and recorded at fair value on a recurring basis using a Black-Scholes valuation model. The Black-Scholes valuation model utilizes five inputs: risk-free rate, expected life, volatility, exercise price, and the per share market value of the underlying company. The Corporation holds a portfolio of warrants for generally nonmarketable equity securities with a fair value of $3 million at December 31, 2016, included in "accrued income and other assets" on the consolidated balance sheets. These warrants are primarily from non-public technology companies obtained as part of the loan origination process. The Corporate Development Department is responsible for the warrant valuation process, which includes reviewing all significant inputs for reasonableness, and for providing valuation results to senior management. Increases in any of these inputs in isolation, with the exception of exercise price, would result in a higher fair value. Increases in exercise price in isolation would result in a lower fair value. The Corporation classifies warrants accounted for as derivatives as Level 3.
Nonmarketable equity securities
The Corporation has a portfolio of indirect (through funds) private equity and venture capital investments with a carrying value and unfunded commitments of $11 million and $2 million, respectively, at December 31, 2016. These funds generally cannot be redeemed and the majority is not readily marketable. Distributions from these funds are received by the Corporation as a result of the liquidation of underlying investments of the funds and/or as income distributions. It is estimated that the underlying assets of the funds will be liquidated over a period of up to 8 years. Recently issued federal regulations may require the Corporation to sell certain of these funds prior to liquidation. The investments are accounted for either on the cost or equity method and are individually reviewed for impairment on a quarterly basis by comparing the carrying value to the estimated fair value. These investments may be carried at fair value on a nonrecurring basis when they are deemed to be impaired and written down to fair value. Where there is not a readily determinable fair value, the Corporation estimates fair value for indirect private equity and venture capital investments based on the net asset value, as reported by the fund. On a quarterly basis, the Corporate Development Department is responsible, with appropriate oversight and approval provided by senior management, for performing the valuation procedures and updating significant inputs, as are primarily provided by the underlying fund's management.
The Corporation also holds restricted equity investments, primarily Federal Home Loan Bank (FHLB) and Federal Reserve Bank (FRB) stock. Restricted equity securities are not readily marketable and are recorded at cost (par value) in "accrued income and other assets" on the consolidated balance sheets and evaluated for impairment based on the ultimate recoverability of the par value. No significant observable market data for these instruments is available. The Corporation considers the profitability and asset quality of the issuer, dividend payment history and recent redemption experience and believes its investments in FHLB and FRB stock are ultimately recoverable at par. Therefore, the carrying amount for these restricted equity investments approximates fair value. The Corporation classifies the estimated fair value of such investments as Level 1. The Corporation’s investment in FHLB stock totaled $122 million and $7 million at December 31, 2016 and 2015, respectively, and its investment in FRB stock totaled $85 million at both December 31, 2016 and 2015.
Other real estate
Other real estate is included in “accrued income and other assets” on the consolidated balance sheets and includes primarily foreclosed property. Foreclosed property is initially recorded at fair value, less costs to sell, at the date of legal title transfer to the Corporation, establishing a new cost basis. Subsequently, foreclosed property is carried at the lower of cost or fair value, less costs to sell. Other real estate may be carried at fair value on a nonrecurring basis when fair value is less than cost. Fair value is based upon independent market prices, appraised value or management's estimate of the value of the property. The

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Comerica Incorporated and Subsidiaries

Special Assets Group obtains updated independent market prices and appraised values, as required by state regulation or deemed necessary based on market conditions, and determines if additional write-downs are necessary. On a quarterly basis, senior management reviews all other real estate and determines whether the carrying values are reasonable, based on the length of time elapsed since receipt of independent market price or appraised value and current market conditions. When management determines that the fair value of other real estate requires additional adjustments, either as a result of a non-current appraisal or when there is no observable market price, the Corporation classifies the other real estate as Level 3.
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
Loans held-for-sale, typically residential mortgages originated with the intent to sell and occasionally may include other loans transferred to held-for-sale, are carried at the lower of cost or fair value. Fair value is determined in the aggregate for each portfolio. Changes in fair value and gains or losses upon sale are included in “other noninterest income” on the consolidated statements of income.
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
Loan Origination Fees and Costs
Substantially all loan origination fees and costs are deferred and amortized to net interest income over the life of the related loan or over the commitment period as a yield adjustment. Net deferred income on originated loans, including unearned income and unamortized costs, fees, premiums and discounts, totaled $147 million and $226 million at December 31, 2016 and 2015, respectively.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Comerica Incorporated and Subsidiaries

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
The allowance for retail loans not individually evaluated is determined by applying estimated loss rates to various pools of loans within the portfolios with similar risk characteristics. Estimated loss rates for all pools are updated quarterly, incorporating quantitative and qualitative factors such as recent charge-off experience, current economic conditions and trends, changes in collateral values of properties securing loans (using index-based estimates), and trends with respect to past due and nonaccrual amounts.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Comerica Incorporated and Subsidiaries

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
Foreclosed property (primarily real estate) is initially recorded at fair value, less costs to sell, at the date of legal title transfer to the Corporation and subsequently carried at the lower of cost or fair value, less estimated costs to sell. Loans are reclassified to foreclosed property upon obtaining legal title to the collateral. Independent appraisals are obtained to substantiate the fair value of foreclosed property at the time of foreclosure and updated at least annually or upon evidence of deterioration in the property’s value. At the time of foreclosure, the adjustment for the difference between the related loan balance and fair value (less estimated costs to sell) of the property acquired is charged or credited to the allowance for loan losses. Subsequent write-downs, operating expenses and losses upon sale, if any, are charged to noninterest expenses. Foreclosed property is included in “accrued income and other assets” on the consolidated balance sheets.
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
Software
Capitalized software is stated at cost, less accumulated amortization. Capitalized software includes purchased software, capitalizable application development costs associated with internally-developed software and cloud computing arrangements, including an in-substance software license. Amortization, computed on the straight-line method, is charged to operations over the estimated useful life of the software, generally 5 years. Capitalized software is included in “accrued income and other assets” on the consolidated balance sheets.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Comerica Incorporated and Subsidiaries

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Comerica Incorporated and Subsidiaries

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
To qualify for the use of hedge accounting, a derivative must be effective at inception and expected to be continuously effective in offsetting the risk being hedged. For derivatives designated as hedging instruments at inception, the Corporation uses either the short-cut method or applies statistical regression analysis to assess effectiveness. The short-cut method is used for $400 million notional of fair value hedges of medium and long-term debt issued prior to 2006. This method allows for the assumption of zero hedge ineffectiveness and eliminates the requirement to further assess hedge effectiveness on these transactions. For hedge relationships to which the Corporation does not apply the short-cut method, statistical regression analysis is used at inception and for each reporting period thereafter to assess whether the derivative used has been and is expected to be highly effective in offsetting changes in the fair value or cash flows of the hedged item. All components of each derivative instrument’s gain or loss are included in the assessment of hedge effectiveness. Net hedge ineffectiveness is recorded in “other noninterest income” on the consolidated statements of income.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Comerica Incorporated and Subsidiaries

Card fees includes primarily bankcard interchange revenue which is recorded as revenue when earned. Effective January 1, 2015, the Corporation entered into a new contract for an existing debit card program. Guidance provided in Accounting Standards Code 605-45, "Principal Agent Considerations," indicates whether revenue should be reported gross or net for this type of arrangement. Management assessed various principal versus agent indicators provided in the guidance and concluded that the Corporation bears the risks and rewards of providing the services for the card program based on the new contract terms and, therefore, gross presentation of revenues and expenses is appropriate. This change in presentation resulted in increases of $177 million to both "card fees" in noninterest income and "outside processing fee expense" in noninterest expenses for the year ended December 31, 2015.
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
Defined Benefit Pension and Other Postretirement Costs
Defined benefit pension costs are included in “salaries and benefits expense" on the consolidated statements of income and are funded consistent with the requirements of federal laws and regulations. Inherent in the determination of defined benefit pension costs are assumptions concerning future events that will affect the amount and timing of required benefit payments under the plans. These assumptions include demographic assumptions such as retirement age and mortality, a compensation rate increase, a discount rate used to determine the current benefit obligation and a long-term expected rate of return on plan assets. The Corporation updated these assumptions to reflect modifications made to the plans during the fourth quarter (see Note 17 to the consolidated financial statements) and to include a form of payment election assumption. Net periodic defined benefit pension expense includes service cost, interest cost based on the assumed discount rate, an expected return on plan assets based on an actuarially derived market-related value of assets, amortization of prior service cost or credit and amortization of net actuarial gains or losses. The market-related value of plan assets is determined by amortizing the current year’s investment gains and losses (the actual investment return net of the expected investment return) over 5 years. The amortization adjustment cannot exceed 10 percent of the fair value of assets. Prior service costs or credits include the impact of plan amendments on the liabilities and are amortized over the future service periods of active employees expected to receive benefits under the plan. Actuarial gains and losses result from experience different from that assumed and from changes in assumptions (excluding asset gains and losses not yet reflected in market-related value). Amortization of actuarial gains and losses is included as a component of net periodic defined benefit pension cost for a year if the actuarial net gain or loss exceeds 10 percent of the greater of the projected benefit obligation or the market-related value of plan assets. If amortization is required, the excess is amortized over the average remaining service period of participating employees expected to receive benefits under the plan.
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
Pending Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09, “Revenue from Contracts with Customers (Topic 606),” (ASU 2014-09), which is intended to improve and converge the financial reporting requirements for revenue contracts with customers. Previous GAAP comprised broad revenue recognition concepts along with numerous industry-specific requirements. The new guidance establishes a five-step model which entities must follow to recognize revenue and removes inconsistencies and weaknesses in existing guidance. The guidance under ASU 2014-09 is effective for annual and interim periods beginning after December 15, 2017, and must be retrospectively applied. The Corporation expects to adopt ASU 2014-09 in the first quarter 2018 using the modified retrospective approach, which includes presenting the cumulative effect of initial application along with supplementary disclosures. Under current guidance, recognition is deferred for compensation that is not considered to be fixed and determinable. Under ASU 2014-09 the Corporation believes this compensation will generally be recognized earlier as variable consideration. Based on preliminary analysis, the Corporation estimates the cumulative adjustment to retained earnings associated with such earlier recognition to be immaterial to its statement of financial position.
In January 2016, the FASB issued ASU No. 2016-01, "Financial Instruments - Overall (Subtopic 825-10): Recognition of Financial Assets and Financial Liabilities," (ASU 2016-01), which makes targeted amendments to fair value measurement and disclosure guidance. ASU 2016-01 requires equity investments (other than equity method investments) to be measured at fair value with changes in fair value recognized in net income. This change is only applied if a readily determinable fair value can be obtained. The update also requires the use of exit prices to measure fair value for disclosure purposes as well as other enhanced disclosure requirements. The guidance under ASU 2016-01 is effective for annual and interim periods beginning after December 15, 2017, and early adoption is generally not permitted. At adoption on January 1, 2018, cumulative net unrealized gains and losses on equity investments other than equity method investments will be recognized as an adjustment to beginning retained earnings and accumulated other comprehensive income (loss). Amendments related to equity securities without a readily determinable fair value will be applied prospectively. The Corporation is currently evaluating the impact of adopting ASU 2016-01.
In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842),” (ASU 2016-02), to increase the transparency and comparability of lease recognition and disclosure. The update requires lessees to recognize lease contracts with a term greater than one year on the balance sheet, while recognizing expenses on the income statement in a manner similar to current guidance. For lessors, the update makes targeted changes to the classification criteria and the lessor accounting model to align the guidance with the new lessee model and revenue guidance. ASU 2016-02 is effective for the Corporation on January 1, 2019 and must be applied using the modified retrospective approach. Early adoption is permitted. Based on preliminary evaluation, the right-of-use asset and the corresponding lease liability is expected to be less than one percent of the Corporation’s total assets at adoption. The

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Comerica Incorporated and Subsidiaries

Corporation will continue to evaluate for other impacts of adoption, including potential additional regulatory costs, but does not anticipate these to be significant.
In March 2016, the FASB issued ASU No. 2016-09, “Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payments Accounting,” (ASU 2016-09), which intends to simplify accounting for share based payment transactions, including the income tax consequences and classification of awards. Among other items, the update requires excess tax benefits and deficiencies to be recognized as a component of income taxes within the income statement rather than additional paid in capital as required in current guidance. The Corporation adopted ASU 2016-09 effective January 1, 2017. The recognition of excess tax benefits and deficiencies in the income statement was adopted prospectively. Net excess tax benefits for awards that vested, exercised or expired during January 2017 approximated $4 million and were recognized as a component of income taxes during the first quarter 2017.
In connection with the adoption of ASU 2016-09, the Corporation elected to recognize forfeitures when they occur. Previously, the Corporation estimated a forfeiture rate in accordance with prior guidance. This amendment was implemented under the modified retrospective approach, resulting in a decrease to retained earnings of approximately $2 million, after tax, representing the cumulative additional compensation expense that would have been amortized through the date of adoption had this accounting policy election been in place. There were no other significant impacts identified pertaining to the adoption of ASU 2016-09.
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
In August 2016, the FASB issued ASU No. 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments,” (ASU 2016-15), which reduces diversity in the presentation of several categories of transactions in the cash flow statement. Among other things, the update clarifies the appropriate classification for proceeds from settlement of bank owned life insurance (BOLI) policies. Based on preliminary assessments, the Corporation expects to change the classification of proceeds from settlement of BOLI policies from operating activities to investing activities. Proceeds from settlement of BOLI policies totaled $16 million and $12 million for the years ended December 31, 2016 and 2015, respectively. Other changes in classification resulting from this update are not expected to be significant. ASU 2016-15 is effective for the Corporation on January 1, 2018 and must be applied using the retrospective approach. Early adoption is permitted.
In January 2017, the FASB issued ASU No. 2017-04, “Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment,” (ASU 2017-04), which intends to simplify goodwill impairment testing by eliminating the second step of the analysis under which the implied fair value of goodwill is determined as if the reporting unit were being acquired in a business combination. The update instead requires entities to compare the fair value of a reporting unit with its carrying amount and recognize an impairment charge for any amount by which the carrying amount exceeds the reporting unit’s fair value, to the extent that the loss recognized does not exceed the amount of goodwill allocated to that reporting unit. ASU 2017-04 must be applied prospectively and is effective for the Corporation on January 1, 2020. Early adoption is permitted. The Corporation does not expect the new guidance to have a material impact on its financial condition or results of operation.

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
ASSETS AND LIABLILITIES RECORDED AT FAIR VALUE ON A RECURRING BASIS
The following tables present the recorded amount of assets and liabilities measured at fair value on a recurring basis as of December 31, 2016 and 2015.

(in millions)	Total	Level 1	Level 2	Level 3
December 31, 2016
Trading securities:
Deferred compensation plan assets	$87	$87	$—	$—
Equity and other non-debt securities	1	1	—	—
Total trading securities	88	88	—	—
Investment securities available-for-sale:
U.S. Treasury and other U.S. government agency securities	2,779	2,779	—	—
Residential mortgage-backed securities (a)	7,872	—	7,872	—
State and municipal securities	7	—	—	7	(b)
Equity and other non-debt securities	129	82	—	47	(b)
Total investment securities available-for-sale	10,787	2,861	7,872	54
Derivative assets:
Interest rate contracts	223	—	212	11
Energy derivative contracts	146	—	146	—
Foreign exchange contracts	38	—	38	—
Warrants	3	—	—	3
Total derivative assets	410	—	396	14
Total assets at fair value	$11,285	$2,949	$8,268	$68
Derivative liabilities:
Interest rate contracts	$81	$—	$81	$—
Energy derivative contracts	144	—	144	—
Foreign exchange contracts	29	—	29	—
Total derivative liabilities	254	—	254	—
Deferred compensation plan liabilities	87	87	—	—
Total liabilities at fair value	$341	$87	$254	$—

(a)	Issued and/or guaranteed by U.S. government agencies or U.S. government-sponsored enterprises.

(b)	Auction-rate securities.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Comerica Incorporated and Subsidiaries

(in millions)	Total	Level 1	Level 2	Level 3
December 31, 2015
Trading securities:
Deferred compensation plan assets	$89	$89	$—	$—
Equity and other non-debt securities	3	3	—	—
Total trading securities	92	92	—	—
Investment securities available-for-sale:
U.S. Treasury and other U.S. government agency securities	2,763	2,763	—	—
Residential mortgage-backed securities (a)	7,545	—	7,545	—
State and municipal securities	9	—	—	9	(b)
Corporate debt securities	1	—	—	1	(b)
Equity and other non-debt securities	201	134	—	67	(b)
Total investment securities available-for-sale	10,519	2,897	7,545	77
Derivative assets:
Interest rate contracts	286	—	277	9
Energy derivative contracts	475	—	475	—
Foreign exchange contracts	57	—	57	—
Warrants	2	—	—	2
Total derivative assets	820	—	809	11
Total assets at fair value	$11,431	$2,989	$8,354	$88
Derivative liabilities:
Interest rate contracts	$92	$—	$92	$—
Energy derivative contracts	472	—	472	—
Foreign exchange contracts	46	—	46	—
Total derivative liabilities	610	—	610	—
Deferred compensation plan liabilities	89	89	—	—
Total liabilities at fair value	$699	$89	$610	$—

(a)	Issued and/or guaranteed by U.S. government agencies or U.S. government-sponsored enterprises.

(b)	Auction-rate securities.
There were no transfers of assets or liabilities recorded at fair value on a recurring basis into or out of Level 1, Level 2 and Level 3 fair value measurements during the years ended December 31, 2016 and 2015.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Comerica Incorporated and Subsidiaries

The following table summarizes the changes in Level 3 assets measured at fair value on a recurring basis for the years ended December 31, 2016 and 2015.

		Net Realized/Unrealized Gains (Losses) (Pretax)

	Balance at Beginning of Period	Recorded in Earnings				Recorded in Other Comprehensive Income				Balance at End of Period

(in millions)		Realized		Unrealized				Redemptions	Sales
Year Ended December 31, 2016
Investment securities available-for-sale:
State and municipal securities (a)	$9	$—		$—		$—		(2)	$—	$7
Corporate debt securities (a)	1	—		—		—		(1)	—	—
Equity and other non-debt securities (a)	67	—		—		(1)	(c)	(19)	—	47
Total investment securities available-for-sale	77	—		—		(1)	(c)	(22)	—	54
Derivative assets:
Interest rate contracts	9	—		2	(b)	—		—	—	11
Warrants	2	6	(b)	1	(b)	—		—	(6)	3
Year Ended December 31, 2015
Investment securities available-for-sale:
State and municipal securities (a)	$23	$—		$—		$—		(14)	$—	$9
Corporate debt securities (a)	1	—		—		—		—	—	1
Equity and other non-debt securities (a)	112	(2)	(d)	—		1	(c)	(44)	—	67
Total investment securities available-for-sale	136	(2)	(d)	—		1	(c)	(58)	—	77
Derivative assets:
Interest rate contracts	—	—		9	(b)	—		—	—	9
Warrants	4	6	(b)	(1)	(b)	—		—	(7)	2

(a)	Auction-rate securities.

(b)	Realized and unrealized gains and losses due to changes in fair value recorded in "other noninterest income" on the consolidated statements of income.

(c)	Recorded in "net unrealized gains (losses) on investment securities available-for-sale" in other comprehensive income (loss).

(d)	Realized and unrealized gains and losses due to changes in fair value recorded in "net securities losses" on the consolidated statements of income.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Comerica Incorporated and Subsidiaries

The following table presents assets recorded at fair value on a nonrecurring basis at December 31, 2016 and 2015. No liabilities were recorded at fair value on a nonrecurring basis at December 31, 2016 and 2015.

(in millions)	Total	Level 2	Level 3
December 31, 2016
Loans:
Commercial	$256	$—	$256
Commercial mortgage	15	—	15
International	11	—	11
Total loans	282	—	282
Other real estate	1	—	1
Total assets at fair value	$283	$—	$283
December 31, 2015
Loans held-for-sale:
Commercial	$8	$8	$—
Loans:
Commercial	134	—	134
Commercial mortgage	11	—	11
International	8	—	8
Total loans	153	—	153
Other real estate	2	—	2
Total assets at fair value excluding investments recorded at net asset value	163	8	155
Other investments recorded at net asset value:
Nonmarketable equity securities (a)	1
Total assets at fair value	$164

(a)
Certain investments that are measured at fair value using the net asset value have not been classified in the fair value hierarchy. The fair value amounts presented in the table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the consolidated balance sheets.

Level 3 assets recorded at fair value on a nonrecurring basis at December 31, 2016 and 2015 included loans for which a specific allowance was established based on the fair value of collateral and other real estate for which fair value of the properties was less than the cost basis. For both asset classes, the unobservable inputs were the additional adjustments applied by management to the appraised values to reflect such factors as non-current appraisals and revisions to estimated time to sell. These adjustments are determined based on qualitative judgments made by management on a case-by-case basis and are not quantifiable inputs, although they are used in the determination of fair value.
The following table presents quantitative information related to the significant unobservable inputs utilized in the Corporation's Level 3 recurring fair value measurement as of December 31, 2016 and December 31, 2015. The Corporation's Level 3 recurring fair value measurements include auction-rate securities where fair value is determined using an income approach based on a discounted cash flow model. The inputs in the table below reflect management's expectation of continued illiquidity in the secondary auction-rate securities market due to a lack of market activity for the issuers remaining in the portfolio, a lack of market incentives for issuer redemptions, and the expectation for a continuing low interest rate environment. The December 31, 2016 workout periods reflect management's expectation of the pace at which short-term interest rates could rise.

		Discounted Cash Flow Model
		Unobservable Input
	Fair Value (in millions)	Discount Rate	Workout Period (in years)
December 31, 2016
State and municipal securities (a)	$7	4% - 6%	1 - 2
Equity and other non-debt securities (a)	47	7% - 9%	1 - 2
December 31, 2015
State and municipal securities (a)	$9	3% - 8%	1 - 2
Equity and other non-debt securities (a)	67	4% - 9%	1

(a)	Auction-rate securities.

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
The carrying amount and estimated fair value of financial instruments not recorded at fair value in their entirety on a recurring basis on the Corporation’s consolidated balance sheets are as follows:

	Carrying Amount	Estimated Fair Value
(in millions)		Total	Level 1	Level 2	Level 3
December 31, 2016
Assets
Cash and due from banks	$1,249	$1,249	$1,249	$—	$—
Interest-bearing deposits with banks	5,969	5,969	5,969	—	—
Investment securities held-to-maturity	1,582	1,576	—	1,576	—
Loans held-for-sale	4	4	—	4	—
Total loans, net of allowance for loan losses (a)	48,358	48,250	—	—	48,250
Customers’ liability on acceptances outstanding	5	5	5	—	—
Restricted equity investments	207	207	207	—	—
Nonmarketable equity securities (b)	11	16
Liabilities
Demand deposits (noninterest-bearing)	31,540	31,540	—	31,540	—
Interest-bearing deposits	24,639	24,639	—	24,639	—
Customer certificates of deposit	2,806	2,731	—	2,731	—
Total deposits	58,985	58,910	—	58,910	—
Short-term borrowings	25	25	25	—	—
Acceptances outstanding	5	5	5	—	—
Medium- and long-term debt	5,160	5,132	—	5,132	—
Credit-related financial instruments	(73)	(73)	—	—	(73)
December 31, 2015
Assets
Cash and due from banks	$1,157	$1,157	$1,157	$—	$—
Interest-bearing deposits with banks	4,990	4,990	4,990	—	—
Investment securities held-to-maturity	1,981	1,973	—	1,973	—
Loans held-for-sale (c)	21	21	—	21	—
Total loans, net of allowance for loan losses (a)	48,450	48,269	—	—	48,269
Customers’ liability on acceptances outstanding	5	5	5	—	—
Restricted equity investments	92	92	92	—	—
Nonmarketable equity securities (b) (d)	10	18
Liabilities
Demand deposits (noninterest-bearing)	30,839	30,839	—	30,839	—
Interest-bearing deposits	25,462	25,462	—	25,462	—
Customer certificates of deposit	3,552	3,536	—	3,536	—
Total deposits	59,853	59,837	—	59,837	—
Short-term borrowings	23	23	23	—	—
Acceptances outstanding	5	5	5	—	—
Medium- and long-term debt	3,058	3,032	—	3,032	—
Credit-related financial instruments	(83)	(83)	—	—	(83)

(a)	Included $282 million and $153 million of impaired loans recorded at fair value on a nonrecurring basis at December 31, 2016 and 2015, respectively.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Comerica Incorporated and Subsidiaries

NOTE 3 - INVESTMENT SECURITIES
A summary of the Corporation’s investment securities follows:

(in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2016
Investment securities available-for-sale:
U.S. Treasury and other U.S. government agency securities	$2,772	$8	$1	$2,779
Residential mortgage-backed securities (a)	7,921	48	97	7,872
State and municipal securities	7	—	—	7
Equity and other non-debt securities	129	1	1	129
Total investment securities available-for-sale (b)	$10,829	$57	$99	$10,787

Investment securities held-to-maturity (c):
Residential mortgage-backed securities (a)	$1,582	$1	$7	$1,576

December 31, 2015
Investment securities available-for-sale:
U.S. Treasury and other U.S. government agency securities	$2,769	$1	$7	$2,763
Residential mortgage-backed securities (a)	7,513	76	44	7,545
State and municipal securities	9	—	—	9
Corporate debt securities	1	—	—	1
Equity and other non-debt securities	199	2	—	201
Total investment securities available-for-sale (b)	$10,491	$79	$51	$10,519

Investment securities held-to-maturity (c):
Residential mortgage-backed securities (a)	$1,981	$2	$10	$1,973

(a)	Issued and/or guaranteed by U.S. government agencies or U.S. government-sponsored enterprises.

(b)
Included auction-rate securities at amortized cost and fair value of $55 million and $54 million, respectively, as of December 31, 2016 and $76 million and $77 million, respectively, as of December 31, 2015.

(c)
The amortized cost of investment securities held-to-maturity included net unrealized losses of $12 million at December 31, 2016 and $15 million at December 31, 2015 related to securities transferred from available-for-sale, which are included in accumulated other comprehensive loss.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Comerica Incorporated and Subsidiaries

A summary of the Corporation’s investment securities in an unrealized loss position as of December 31, 2016 and 2015 follows:

	Temporarily Impaired
	Less than 12 Months			12 Months or more			Total
(in millions)	Fair Value	Unrealized Losses		Fair Value	Unrealized Losses		Fair Value	Unrealized Losses
December 31, 2016
U.S. Treasury and other U.S. government agency securities	$527	$1		$—	$—		$527	$1
Residential mortgage-backed securities (a)	4,992	87		1,177	32		6,169	119
State and municipal securities (b)	—	—		7	—	(c)	7	—	(c)
Equity and other non-debt securities (b)	36	—	(c)	11	—	(c)	47	—	(c)
Total impaired securities	$5,555	$88		$1,195	$32		$6,750	$120
December 31, 2015
U.S. Treasury and other U.S. government agency securities	$2,265	$7		$—	$—		$2,265	$7
Residential mortgage-backed securities (a)	2,665	21		1,976	51		4,641	72
State and municipal securities (b)	—	—		9	—	(c)	9	—	(c)
Corporate debt securities (b)	—	—		1	—	(c)	1	—	(c)
Equity and other non-debt securities (b)	14	—	(c)	—	—		14	—	(c)
Total impaired securities	$4,944	$28		$1,986	$51		$6,930	$79

(a)	Issued and/or guaranteed by U.S. government agencies or U.S. government-sponsored enterprises.

(b)	Primarily auction-rate securities.

(c)	Unrealized losses less than $0.5 million.
At December 31, 2016, the Corporation had 228 securities in an unrealized loss position with no credit impairment, including 7 U.S. Treasury securities, 179 residential mortgage-backed securities, 14 state and municipal auction-rate securities, and 28 equity and other non-debt auction-rate preferred securities. As of December 31, 2016, approximately 96 percent of the aggregate par value of auction-rate securities have been redeemed or sold since acquisition, of which approximately 90 percent were redeemed at or above cost. The unrealized losses for these securities resulted from changes in market interest rates and liquidity. The Corporation ultimately expects full collection of the carrying amount of these securities, does not intend to sell the securities in an unrealized loss position, and it is not more-likely-than-not that the Corporation will be required to sell the securities in an unrealized loss position prior to recovery of amortized cost. The Corporation does not consider these securities to be other-than-temporarily impaired at December 31, 2016.
Sales, calls and write-downs of investment securities available-for-sale resulted in the following gains and losses recorded in “net securities losses” on the consolidated statements of income, computed based on the adjusted cost of the specific security.

(in millions)
Years Ended December 31	2016	2015	2014
Securities gains	$—	$—	$2
Securities losses (a)	(5)	(2)	(2)
Net securities losses	$(5)	$(2)	$—

(a)	Primarily charges related to a derivative contract tied to the conversion rate of Visa Class B shares.
The following table summarizes the amortized cost and fair values of debt securities by contractual maturity. Securities with multiple maturity dates are classified in the period of final maturity. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Comerica Incorporated and Subsidiaries

(in millions)	Available-for-sale		Held-to-maturity
December 31, 2016	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Contractual maturity
Within one year	$30	$30	$—	$—
After one year through five years	2,840	2,847	—	—
After five years through ten years	1,707	1,742	23	23
After ten years	6,123	6,039	1,559	1,553
Subtotal	10,700	10,658	1,582	1,576
Equity and other non-debt securities	129	129	—	—
Total investment securities	$10,829	$10,787	$1,582	$1,576
Included in the contractual maturity distribution in the table above were residential mortgage-backed securities available-for-sale with a total amortized cost and fair value of $7.9 billion, and residential mortgage-backed securities held-to-maturity with a total amortized cost and fair value of $1.6 billion. The actual cash flows of mortgage-backed securities may differ from contractual maturity as the borrowers of the underlying loans may exercise prepayment options.
At December 31, 2016, investment securities with a carrying value of $1.5 billion were pledged where permitted or required by law to secure $981 million of liabilities, primarily public and other deposits of state and local government agencies and derivative instruments.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Comerica Incorporated and Subsidiaries

NOTE 4 – CREDIT QUALITY AND ALLOWANCE FOR CREDIT LOSSES
The following table presents an aging analysis of the recorded balance of loans.

	Loans Past Due and Still Accruing
(in millions)	30-59 Days	60-89 Days	90 Days or More	Total	Nonaccrual Loans	Current Loans	Total Loans
December 31, 2016
Business loans:
Commercial	$30	$12	$14	$56	$445	$30,493	$30,994
Real estate construction:
Commercial Real Estate business line (a)	—	—	—	—	—	2,485	2,485
Other business lines (b)	—	—	—	—	—	384	384
Total real estate construction	—	—	—	—	—	2,869	2,869
Commercial mortgage:
Commercial Real Estate business line (a)	5	—	—	5	9	2,004	2,018
Other business lines (b)	58	5	5	68	37	6,808	6,913
Total commercial mortgage	63	5	5	73	46	8,812	8,931
Lease financing	—	—	—	—	6	566	572
International	1	—	—	1	14	1,243	1,258
Total business loans	94	17	19	130	511	43,983	44,624
Retail loans:
Residential mortgage	7	3	—	10	39	1,893	1,942
Consumer:
Home equity	4	3	—	7	28	1,765	1,800
Other consumer	1	—	—	1	4	717	722
Total consumer	5	3	—	8	32	2,482	2,522
Total retail loans	12	6	—	18	71	4,375	4,464
Total loans	$106	$23	$19	$148	$582	$48,358	$49,088
December 31, 2015
Business loans:
Commercial	$46	$12	$13	$71	$238	$31,350	$31,659
Real estate construction:
Commercial Real Estate business line (a)	5	—	—	5	—	1,676	1,681
Other business lines (b)	3	—	—	3	1	316	320
Total real estate construction	8	—	—	8	1	1,992	2,001
Commercial mortgage:
Commercial Real Estate business line (a)	7	—	1	8	16	2,080	2,104
Other business lines (b)	7	5	3	15	44	6,814	6,873
Total commercial mortgage	14	5	4	23	60	8,894	8,977
Lease financing	—	—	—	—	6	718	724
International	2	—	—	2	8	1,358	1,368
Total business loans	70	17	17	104	313	44,312	44,729
Retail loans:
Residential mortgage	26	1	—	27	27	1,816	1,870
Consumer:
Home equity	5	3	—	8	27	1,685	1,720
Other consumer	7	—	—	7	—	758	765
Total consumer	12	3	—	15	27	2,443	2,485
Total retail loans	38	4	—	42	54	4,259	4,355
Total loans	$108	$21	$17	$146	$367	$48,571	$49,084

(a)	Primarily loans to real estate developers.

(b)	Primarily loans secured by owner-occupied real estate.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Comerica Incorporated and Subsidiaries

The following table presents loans by credit quality indicator, based on internal risk ratings assigned to each business loan at the time of approval and subjected to subsequent reviews, generally at least annually, and to pools of retail loans with similar risk characteristics.

	Internally Assigned Rating
(in millions)	Pass (a)	Special Mention (b)	Substandard (c)	Nonaccrual (d)	Total
December 31, 2016
Business loans:
Commercial	$28,616	$944	$989	$445	$30,994
Real estate construction:
Commercial Real Estate business line (e)	2,485	—	—	—	2,485
Other business lines (f)	381	—	3	—	384
Total real estate construction	2,866	—	3	—	2,869
Commercial mortgage:
Commercial Real Estate business line (e)	1,970	19	20	9	2,018
Other business lines (f)	6,645	109	122	37	6,913
Total commercial mortgage	8,615	128	142	46	8,931
Lease financing	550	11	5	6	572
International	1,200	22	22	14	1,258
Total business loans	41,847	1,105	1,161	511	44,624
Retail loans:
Residential mortgage	1,900	3	—	39	1,942
Consumer:
Home equity	1,767	1	4	28	1,800
Other consumer	718	—	—	4	722
Total consumer	2,485	1	4	32	2,522
Total retail loans	4,385	4	4	71	4,464
Total loans	$46,232	$1,109	$1,165	$582	$49,088
December 31, 2015
Business loans:
Commercial	$29,117	$1,293	$1,011	$238	$31,659
Real estate construction:
Commercial Real Estate business line (e)	1,681	—	—	—	1,681
Other business lines (f)	318	1	—	1	320
Total real estate construction	1,999	1	—	1	2,001
Commercial mortgage:
Commercial Real Estate business line (e)	2,031	31	26	16	2,104
Other business lines (f)	6,536	172	121	44	6,873
Total commercial mortgage	8,567	203	147	60	8,977
Lease financing	693	17	8	6	724
International	1,245	59	56	8	1,368
Total business loans	41,621	1,573	1,222	313	44,729
Retail loans:
Residential mortgage	1,828	2	13	27	1,870
Consumer:
Home equity	1,687	1	5	27	1,720
Other consumer	755	3	7	—	765
Total consumer	2,442	4	12	27	2,485
Total retail loans	4,270	6	25	54	4,355
Total loans	$45,891	$1,579	$1,247	$367	$49,084

(a)	Includes all loans not included in the categories of special mention, substandard or nonaccrual.

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

(e)	Primarily loans to real estate developers.

(f)	Primarily loans secured by owner-occupied real estate.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Comerica Incorporated and Subsidiaries

The following table summarizes nonperforming assets.

(in millions)	December 31, 2016	December 31, 2015
Nonaccrual loans	$582	$367
Reduced-rate loans (a)	8	12
Total nonperforming loans	590	379
Foreclosed property (b)	17	12
Total nonperforming assets	$607	$391

(a)	There were no reduced-rate business loans at both December 31, 2016 and at December 31, 2015. Reduced-rate retail loans totaled $8 million and $12 million at December 31, 2016 and 2015, respectively.

(b)	Included foreclosed residential real estate properties of $3 million and $9 million at December 31, 2016 and 2015, respectively.
There were no retail loans secured by residential real estate properties in process of foreclosure included in nonaccrual loans at December 31, 2016 compared to $1 million at December 31, 2015.
Allowance for Credit Losses
The following table details the changes in the allowance for loan losses and related loan amounts.

	2016			2015			2014
(in millions)	Business Loans	Retail Loans	Total	Business Loans	Retail Loans	Total	Business Loans	Retail Loans	Total

Years Ended December 31
Allowance for loan losses:
Balance at beginning of period	$579	$55	$634	$534	$60	$594	$531	$67	$598
Loan charge-offs	(207)	(7)	(214)	(157)	(11)	(168)	(87)	(15)	(102)
Recoveries on loans previously charged-off	63	5	68	55	13	68	68	9	77
Net loan (charge-offs) recoveries	(144)	(2)	(146)	(102)	2	(100)	(19)	(6)	(25)
Provision for loan losses	246	(5)	241	149	(7)	142	23	(1)	22
Foreign currency translation adjustment	1	—	1	(2)	—	(2)	(1)	—	(1)
Balance at end of period	$682	$48	$730	$579	$55	$634	$534	$60	$594

As a percentage of total loans	1.53%	1.08%	1.49%	1.30%	1.26%	1.29%	1.20%	1.43%	1.22%

December 31
Allowance for loan losses:
Individually evaluated for impairment	$86	$3	$89	$53	$—	$53	$39	$—	$39
Collectively evaluated for impairment	596	45	641	526	55	581	495	60	555
Total allowance for loan losses	$682	$48	$730	$579	$55	$634	$534	$60	$594
Loans:
Individually evaluated for impairment	$566	$48	$614	$393	$31	$424	$177	$42	$219
Collectively evaluated for impairment	44,058	4,416	48,474	44,336	4,324	48,660	44,203	4,171	48,374
Total loans evaluated for impairment	$44,624	$4,464	$49,088	$44,729	$4,355	$49,084	$44,380	$4,213	$48,593

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Comerica Incorporated and Subsidiaries

Changes in the allowance for credit losses on lending-related commitments, included in "accrued expenses and other liabilities" on the consolidated balance sheets, are summarized in the following table.

(in millions)
Years Ended December 31	2016	2015	2014
Balance at beginning of period	$45	$41	$36
Charge-offs on lending-related commitments (a)	(11)	(1)	—
Provision for credit losses on lending-related commitments	7	5	5
Balance at end of period	$41	$45	$41
(a)    Charge-offs result from the sale of unfunded lending-related commitments.
Individually Evaluated Impaired Loans
The following table presents additional information regarding individually evaluated impaired loans.

	Recorded Investment In:
(in millions)	Impaired Loans with No Related Allowance	Impaired Loans with Related Allowance	Total Impaired Loans	Unpaid Principal Balance	Related Allowance for Loan Losses
December 31, 2016
Business loans:
Commercial	$90	$423	$513	$608	$80
Commercial mortgage:
Commercial Real Estate business line (a)	—	7	7	15	1
Other business lines (b)	2	30	32	40	3
Total commercial mortgage	2	37	39	55	4
International	3	11	14	20	2
Total business loans	95	471	566	683	86
Retail loans:
Residential mortgage	19	9	28	30	2
Consumer:
Home equity	15	—	15	19	—
Other consumer	2	3	5	6	1
Total consumer	17	3	20	25	1
Total retail loans (c)	36	12	48	55	3
Total individually evaluated impaired loans	$131	$483	$614	$738	$89
December 31, 2015
Business loans:
Commercial	$82	$252	$334	$398	$45
Commercial mortgage:
Commercial Real Estate business line (a)	7	8	15	38	1
Other business lines (b)	2	32	34	55	5
Total commercial mortgage	9	40	49	93	6
International	—	10	10	17	2
Total business loans	91	302	393	508	53
Retail loans:
Residential mortgage	13	—	13	13	—
Consumer:
Home equity	12	—	12	16	—
Other consumer	6	—	6	10	—
Total consumer	18	—	18	26	—
Total retail loans (c)	31	—	31	39	—
Total individually evaluated impaired loans	$122	$302	$424	$547	$53

(a)	Primarily loans to real estate developers.

(b)	Primarily loans secured by owner-occupied real estate.

(c)	Individually evaluated retail loans generally have no related allowance for loan losses, primarily due to policy which results in direct write-downs of most restructured retail loans.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Comerica Incorporated and Subsidiaries

The following table presents information regarding average individually evaluated impaired loans and the related interest recognized. Interest income recognized for the period primarily related to reduced-rate loans.

	Individually Evaluated Impaired Loans
	2016		2015		2014
(in millions)	Average Balance for the Period	Interest Income Recognized for the Period	Average Balance for the Period	Interest Income Recognized for the Period	Average Balance for the Period	Interest Income Recognized for the Period
Years Ended December 31
Business loans:
Commercial	$550	$10	$206	$5	$77	$2
Real estate construction:
Commercial Real Estate business line (a)	—	—	—	—	14	—
Commercial mortgage:
Commercial Real Estate business line (a)	9	—	16	—	48	—
Other business lines (b)	31	1	39	1	64	2
Total commercial mortgage	40	1	55	1	112	2
International	18	—	6	—	2	—
Total business loans	608	11	267	6	205	4
Retail loans:
Residential mortgage	15	—	21	—	30	—
Consumer:
Home equity	13	—	12	—	12	—
Other consumer	4	—	6	—	4	—
Total consumer	17	—	18	—	16	—
Total retail loans	32	—	39	—	46	—
Total individually evaluated impaired loans	$640	$11	$306	$6	$251	$4

(a)	Primarily loans to real estate developers.

(b)	Primarily loans secured by owner-occupied real estate.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Comerica Incorporated and Subsidiaries

Troubled Debt Restructurings
The following tables detail the recorded balance at December 31, 2016 and 2015 of loans considered to be TDRs that were restructured during the years ended December 31, 2016 and 2015, by type of modification. In cases of loans with more than one type of modification, the loans were categorized based on the most significant modification.

	2016					2015
	Type of Modification					Type of Modification
(in millions)	Principal Deferrals (a)		Interest Rate Reductions	AB Note Restructures (b)	Total Modifications	Principal Deferrals (a)		Interest Rate Reductions	Total Modifications
Years Ended December 31
Business loans:
Commercial	$140		$—	$48	$188	$160		$—	$160
Commercial mortgage:
Commercial Real Estate business line (c)	—		—	—	—	8		—	8
Other business lines (d)	5		—	—	5	6		—	6
Total commercial mortgage	5		—	—	5	14		—	14
International	—		—	3	3	2		—	2
Total business loans	145		—	51	196	176		—	176
Retail loans:
Residential mortgage	—		2	—	2	—		—	—
Consumer:
Home equity	2	(e)	1	—	3	1	(e)	2	3
Total retail loans	2		3	—	5	1		2	3
Total loans	$147		$3	$51	$201	$177		$2	$179

(a)	Primarily represents loan balances where terms were extended 90 days or more at or above contractual interest rates.

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
At December 31, 2016 and 2015, commitments to lend additional funds to borrowers whose terms have been modified in TDRs totaled $24 million and $6 million, respectively.
The majority of the modifications considered to be TDRs that occurred during the years ended December 31, 2016 and 2015 were principal deferrals. The Corporation charges interest on principal balances outstanding during deferral periods. Additionally, none of the modifications involved forgiveness of principal. As a result, the current and future financial effects of the recorded balance of loans considered to be TDRs that were restructured during the years ended December 31, 2016 and 2015 were insignificant.
On an ongoing basis, the Corporation monitors the performance of modified loans to their restructured terms. In the event of a subsequent default, the allowance for loan losses continues to be reassessed on the basis of an individual evaluation of the loan.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Comerica Incorporated and Subsidiaries

The following table presents information regarding the recorded balance at December 31, 2016 and 2015 of loans modified by principal deferral during the years ended December 31, 2016 and 2015, and those principal deferrals which experienced a subsequent default during the same periods. For principal deferrals, incremental deterioration in the credit quality of the loan, represented by a downgrade in the risk rating of the loan, for example, due to missed interest payments or a reduction of collateral value, is considered a subsequent default.

	2016			2015
(in millions)	Balance at December 31		Subsequent Default in the Year Ended December 31	Balance at December 31		Subsequent Default in the Year Ended December 31
Principal deferrals:
Business loans:
Commercial	$140		$13	$160		$16
Commercial mortgage:
Commercial Real Estate business line (a)	—		—	8		1
Other business lines (b)	5		1	6		1
Total commercial mortgage	5		1	14		2
International	—		—	2		—
Total business loans	145		14	176		18
Retail loans:
Consumer:
Home equity	2	(c)	—	1	(c)	—
Total principal deferrals	$147		$14	$177		$18

(a)	Primarily loans to real estate developers.

(b)	Primarily loans secured by owner-occupied real estate.

(c)	Includes bankruptcy loans for which the court has discharged the borrower's obligation and the borrower has not reaffirmed the debt.
During the years ended December 31, 2016 and 2015, loans with a carrying value of $4 million and $2 million at December 31, 2016 and 2015, respectively, were modified by interest rate reduction. During the year ended December 31, 2016, loans with a carrying value of $51 million at December 31, 2016, were restructured into two notes (AB note restructures). For reduced-rate and AB note restructures, a subsequent payment default is defined in terms of delinquency, when a principal or interest payment is 90 days past due. There were no subsequent payment defaults of reduced rate loans or AB note restructures during the years ended December 31, 2016 and 2015.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Comerica Incorporated and Subsidiaries

(in millions)
December 31	2016	2015
Automotive loans:
Production	$1,326	$1,266
Dealer	7,123	6,573
Total automotive loans	$8,449	$7,839
Total automotive exposure:
Production	$2,534	$2,452
Dealer	8,730	8,209
Total automotive exposure	$11,264	$10,661
Further, the Corporation’s portfolio of commercial real estate loans, which includes real estate construction and commercial mortgage loans, was as follows.

(in millions)
December 31	2016	2015
Real estate construction loans:
Commercial Real Estate business line (a)	$2,485	$1,681
Other business lines (b)	384	320
Total real estate construction loans	2,869	2,001
Commercial mortgage loans:
Commercial Real Estate business line (a)	2,018	2,104
Other business lines (b)	6,913	6,873
Total commercial mortgage loans	8,931	8,977
Total commercial real estate loans	$11,800	$10,978
Total unused commitments on commercial real estate loans	$3,046	$3,063

(a)	Primarily loans to real estate developers.

(b)	Primarily loans secured by owner-occupied real estate.
NOTE 6 - PREMISES AND EQUIPMENT
A summary of premises and equipment by major category follows:

(in millions)
December 31	2016	2015
Land	$86	$87
Buildings and improvements	831	862
Furniture and equipment	499	490
Total cost	1,416	1,439
Less: Accumulated depreciation and amortization	(915)	(889)
Net book value	$501	$550
The Corporation conducts a portion of its business from leased facilities and leases certain equipment. Rental expense for leased properties and equipment amounted to $80 million, $79 million and $89 million in 2016, 2015 and 2014, respectively. Lease termination charges included in rental expense were approximately $2 million and $10 million in 2016 and 2014, respectively. No lease termination charges were included in rent expense in 2015. As of December 31, 2016, future minimum rental payments under operating leases were as follows:

(in millions)
Years Ending December 31
2017	$72
2018	66
2019	56
2020	46
2021	36
Thereafter	116
Total	$392

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Comerica Incorporated and Subsidiaries

NOTE 7 - GOODWILL AND CORE DEPOSIT INTANGIBLES
The following table summarizes the carrying value of goodwill for the years ended December 31, 2016, 2015 and 2014.

(in millions)
December 31	2016	2015	2014
Business Bank	$380	$380	$380
Retail Bank	194	194	194
Wealth Management	61	61	61
Total	$635	$635	$635
The Corporation performs its annual evaluation of goodwill impairment in the third quarter of each year and on an interim basis if events or changes in circumstances between annual tests indicate goodwill might be impaired. In 2016 and 2015, the annual test of goodwill impairment was performed as of the beginning of the third quarter. At the conclusion of the first step of the annual and interim goodwill impairment tests performed in 2016 and 2015 the estimated fair values of all reporting units exceeded their carrying amounts, including goodwill, indicating that goodwill was not impaired. There have been no events since the annual test performed in the third quarter 2016 that would indicate that it was more likely than not that goodwill had become impaired.
A summary of core deposit intangible carrying value and related accumulated amortization follows:

(in millions)
December 31	2016	2015
Gross carrying amount	$34	$34
Accumulated amortization	(26)	(24)
Net carrying amount	$8	$10
The Corporation recorded amortization expense related to the core deposit intangible of $2 million and $3 million for the years ended December 31, 2016 and 2015, respectively. At December 31, 2016, estimated future amortization expense was as follows:

(in millions)
Years Ending December 31
2017	$2
2018	2
2019	2
2020	1
2021	1
Total	$8
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
Credit risk is the possible loss that may occur in the event of nonperformance by the counterparty to a financial instrument. The Corporation attempts to minimize credit risk arising from customer-initiated derivatives by evaluating the creditworthiness of each customer, adhering to the same credit approval process used for traditional lending activities and obtaining collateral as

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Comerica Incorporated and Subsidiaries

deemed necessary. Derivatives with dealer counterparties are either cleared through a clearinghouse or settled directly with a single counterparty. For derivatives settled directly with dealer counterparties, the Corporation utilizes counterparty risk limits and monitoring procedures as well as master netting arrangements and bilateral collateral agreements to facilitate the management of credit risk. Master netting arrangements effectively reduce credit risk by permitting settlement of positive and negative positions and offset cash collateral held with the same counterparty on a net basis. Bilateral collateral agreements require daily exchange of cash or highly rated securities issued by the U.S. Treasury or other U.S. government entities to collateralize amounts due to either party beyond certain risk limits. At December 31, 2016, counterparties with bilateral collateral agreements had pledged $21 million of marketable investment securities and deposited $144 million of cash with the Corporation to secure the fair value of contracts in an unrealized gain position, and the Corporation had pledged $9 million of investment securities and posted $47 million of cash as collateral for contracts in an unrealized loss position. For those counterparties not covered under bilateral collateral agreements, collateral is obtained, if deemed necessary, based on the results of management’s credit evaluation of the counterparty. Collateral varies, but may include cash, investment securities, accounts receivable, equipment or real estate. Included in the fair value of derivative instruments are credit valuation adjustments reflecting counterparty credit risk. These adjustments are determined by applying a credit spread for the counterparty or the Corporation, as appropriate, to the total expected exposure of the derivative. There were no derivative instruments with credit-risk-related contingent features that were in a liability position at December 31, 2016.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Comerica Incorporated and Subsidiaries

The following table presents the composition of the Corporation’s derivative instruments held or issued for risk management purposes or in connection with customer-initiated and other activities at December 31, 2016 and 2015. The table excludes commitments and warrants accounted for as derivatives.

	December 31, 2016			December 31, 2015
		Fair Value			Fair Value
(in millions)	Notional/ Contract Amount (a)	Gross Derivative Assets	Gross Derivative Liabilities	Notional/ Contract Amount (a)	Gross Derivative Assets	Gross Derivative Liabilities
Risk management purposes
Derivatives designated as hedging instruments
Interest rate contracts:
Swaps - fair value - receive fixed/pay floating	$2,275	$92	$4	$2,525	$147	$—
Derivatives used as economic hedges
Foreign exchange contracts:
Spot, forwards and swaps	717	2	2	593	3	—
Total risk management purposes	2,992	94	6	3,118	150	—
Customer-initiated and other activities
Interest rate contracts:
Caps and floors written	436	—	1	253	—	—
Caps and floors purchased	436	1	—	253	—	—
Swaps	12,451	130	76	11,722	139	92
Total interest rate contracts	13,323	131	77	12,228	139	92
Energy contracts:
Caps and floors written	419	1	31	536	—	85
Caps and floors purchased	419	31	1	536	85	—
Swaps	1,389	114	112	2,055	390	387
Total energy contracts	2,227	146	144	3,127	475	472
Foreign exchange contracts:
Spot, forwards, options and swaps	1,509	36	27	2,291	54	46
Total customer-initiated and other activities	17,059	313	248	17,646	668	610
Total gross derivatives	$20,051	407	254	$20,764	818	610
Amounts offset in the consolidated balance sheets:
Netting adjustment - Offsetting derivative assets/liabilities		(84)	(84)		(127)	(127)
Netting adjustment - Cash collateral received/posted		(47)	(45)		(291)	(3)
Net derivatives included in the consolidated balance sheets (b)		276	125		400	480
Amounts not offset in the consolidated balance sheets:
Marketable securities received/pledged under bilateral collateral agreements		(19)	(8)		(137)	(3)
Net derivatives after deducting amounts not offset in the consolidated balance sheets		$257	$117		$263	$477

(a)
Notional or contractual amounts, which represent the extent of involvement in the derivatives market, are used to determine the contractual cash flows required in accordance with the terms of the agreement. These amounts are typically not exchanged, significantly exceed amounts subject to credit or market risk and are not reflected in the consolidated balance sheets.

(b)
Net derivative assets are included in “accrued income and other assets” and net derivative liabilities are included in “accrued expenses and other liabilities” on the consolidated balance sheets. Included in the fair value of net derivative assets and net derivative liabilities are credit valuation adjustments reflecting counterparty credit risk and credit risk of the Corporation. The fair value of net derivative assets included credit valuation adjustments for counterparty credit risk of $5 million at both December 31, 2016 and 2015.

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
The Corporation entered into interest rate swap agreements related to medium- and long-term debt for interest rate risk management purposes. These interest rate swap agreements effectively modify the Corporation’s exposure to interest rate risk by converting fixed-rate debt to a floating rate. These agreements involve the receipt of fixed-rate interest amounts in exchange for floating-rate interest payments over the life of the agreement, without an exchange of the underlying principal amount. Risk management fair value interest rate swaps generated net interest income of $60 million and $70 million for the years ended December 31, 2016 and 2015, respectively. The Corporation recognized net losses of $2 million for the year ended December 31, 2016 and net gains of $2 million for the year ended December 31, 2015 in "other noninterest income" in the consolidated statements of income for the ineffective portion of risk management derivative instruments designated as fair value hedges of fixed-rate debt.
Foreign exchange rate risk arises from changes in the value of certain assets and liabilities denominated in foreign currencies. The Corporation employs spot and forward contracts in addition to swap contracts to manage exposure to these and other risks. The Corporation recognized an insignificant amount of net losses for each of the years ended December 31, 2016 and December 31, 2015 on risk management derivative instruments used as economic hedges in "other noninterest income" in the consolidated statements of income.
 The following table summarizes the expected weighted average remaining maturity of the notional amount of risk management interest rate swaps and the weighted average interest rates associated with amounts expected to be received or paid on interest rate swap agreements as of December 31, 2016 and 2015.

		Weighted Average
(dollar amounts in millions)	Notional Amount	Remaining Maturity (in years)	Receive Rate	Pay Rate (a)
December 31, 2016
Swaps - fair value - receive fixed/pay floating rate
Medium- and long-term debt designation	$2,275	4.5	3.69%	1.80%
December 31, 2015
Swaps - fair value - receive fixed/pay floating rate
Medium- and long-term debt designation	2,525	5.1	3.89	1.11

(a)	Variable rates paid on receive fixed swaps are based on six-month LIBOR rates in effect at December 31, 2016 and 2015.
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
For customer-initiated foreign exchange contracts where offsetting positions have not been taken, the Corporation manages the remaining inherent market risk through individual foreign currency position limits and aggregate value-at-risk limits. These limits are established annually and reviewed quarterly. For those customer-initiated derivative contracts which were not offset or where the Corporation holds a position within the limits described above, the Corporation recognized $1 million of net gains in “other noninterest income” in the consolidated statements of income for each of the years ended December 31, 2016 and 2015.
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

(in millions)
Years Ended December 31	Location of Gain	2016	2015
Interest rate contracts	Other noninterest income	$25	$16
Energy contracts	Other noninterest income	2	2
Foreign exchange contracts	Foreign exchange income	41	37
Total		$68	$55

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Comerica Incorporated and Subsidiaries

Credit-Related Financial Instruments
The Corporation issues off-balance sheet financial instruments in connection with commercial and consumer lending activities. The Corporation’s credit risk associated with these instruments is represented by the contractual amounts indicated in the following table.

(in millions)
December 31	2016	2015
Unused commitments to extend credit:
Commercial and other	$24,333	$26,115
Bankcard, revolving check credit and home equity loan commitments	2,658	2,414
Total unused commitments to extend credit	$26,991	$28,529
Standby letters of credit	$3,623	$3,985
Commercial letters of credit	46	41
The Corporation maintains an allowance to cover probable credit losses inherent in lending-related commitments, including unused commitments to extend credit, letters of credit and financial guarantees. At December 31, 2016 and 2015, the allowance for credit losses on lending-related commitments, included in “accrued expenses and other liabilities” on the consolidated balance sheets, was $41 million and $45 million, respectively.
Unused Commitments to Extend Credit
Commitments to extend credit are legally binding agreements to lend to a customer, provided there is no violation of any condition established in the contract. These commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many commitments expire without being drawn upon, the total contractual amount of commitments does not necessarily represent future cash requirements of the Corporation. Commercial and other unused commitments are primarily variable rate commitments. The allowance for credit losses on lending-related commitments included $29 million and $33 million at December 31, 2016 and 2015, respectively, for probable credit losses inherent in the Corporation’s unused commitments to extend credit.
Standby and Commercial Letters of Credit
Standby letters of credit represent conditional obligations of the Corporation which guarantee the performance of a customer to a third party. Standby letters of credit are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing and similar transactions. Commercial letters of credit are issued to finance foreign or domestic trade transactions. These contracts expire in decreasing amounts through the year 2023. The Corporation may enter into participation arrangements with third parties that effectively reduce the maximum amount of future payments which may be required under standby and commercial letters of credit. These risk participations covered $255 million and $287 million at December 31, 2016 and 2015, respectively, of the $3.7 billion and $4.0 billion of standby and commercial letters of credit outstanding at December 31, 2016 and 2015, respectively.
The carrying value of the Corporation’s standby and commercial letters of credit, included in “accrued expenses and other liabilities” on the consolidated balance sheets, totaled $44 million at December 31, 2016, including $32 million in deferred fees and $12 million in the allowance for credit losses on lending-related commitments. At December 31, 2015, the comparable amounts were $49 million, $37 million and $12 million, respectively.
The following table presents a summary of criticized standby and commercial letters of credit at December 31, 2016 and December 31, 2015. The Corporation's criticized list is consistent with the Special mention, Substandard and Doubtful categories defined by regulatory authorities. The Corporation manages credit risk through underwriting, periodically reviewing and approving its credit exposures using Board committee approved credit policies and guidelines.

(dollar amounts in millions)	December 31, 2016	December 31, 2015
Total criticized standby and commercial letters of credit	$135	$110
As a percentage of total outstanding standby and commercial letters of credit	3.7%	2.7%
Other Credit-Related Financial Instruments
The Corporation enters into credit risk participation agreements, under which the Corporation assumes credit exposure associated with a borrower’s performance related to certain interest rate derivative contracts. The Corporation is not a party to the interest rate derivative contracts and only enters into these credit risk participation agreements in instances in which the Corporation is also a party to the related loan participation agreement for such borrowers. The Corporation manages its credit risk on the credit risk participation agreements by monitoring the creditworthiness of the borrowers, which is based on the normal credit review process had it entered into the derivative instruments directly with the borrower. The notional amount of such credit risk participation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Comerica Incorporated and Subsidiaries

agreement reflects the pro-rata share of the derivative instrument, consistent with its share of the related participated loan. As of December 31, 2016 and 2015, the total notional amount of the credit risk participation agreements was approximately $458 million and $559 million, respectively, and the fair value, included in customer-initiated interest rate contracts recorded in "accrued expenses and other liabilities" on the consolidated balance sheets, was insignificant for each period. The maximum estimated exposure to these agreements, as measured by projecting a maximum value of the guaranteed derivative instruments, assuming 100 percent default by all obligors on the maximum values, was approximately $3 million and $5 million at December 31, 2016 and 2015, respectively. In the event of default, the lead bank has the ability to liquidate the assets of the borrower, in which case the lead bank would be required to return a percentage of the recouped assets to the participating banks. As of December 31, 2016, the weighted average remaining maturity of outstanding credit risk participation agreements was 2.6 years.
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
The Corporation accounts for its interests in LIHTC entities using the proportional amortization method. Exposure to loss as a result of the Corporation’s involvement with LIHTC entities at December 31, 2016 was limited to approximately $414 million. Ownership interests in other community development projects which generate similar tax credits to investors (other tax credit entities) are accounted for under either the cost or equity method. Exposure to loss as a result of the Corporation's involvement in other tax credit entities at December 31, 2016 was limited to approximately $8 million.
Investment balances, including all legally binding commitments to fund future investments, are included in “accrued income and other assets” on the consolidated balance sheets. A liability is recognized in “accrued expenses and other liabilities” on the consolidated balance sheets for all legally binding unfunded commitments to fund tax credit entities ($159 million at December 31, 2016). Amortization and other write-downs of LIHTC investments are presented on a net basis as a component of the "provision for income taxes" on the consolidated statements of income, while amortization and write-downs of other tax credit investments are recorded in “other noninterest income." The income tax credits and deductions are recorded as a reduction of income tax expense and a reduction of federal income taxes payable.
The Corporation provided no financial or other support that was not contractually required to any of the above VIEs during the years ended December 31, 2016, 2015 and 2014.
The following table summarizes the impact of these tax credit entities on line items on the Corporation’s consolidated statements of income.

(in millions)
Years Ended December 31	2016	2015	2014
Other noninterest income:
Amortization of other tax credit investments	$(1)	$1	$(5)
Provision for income taxes:
Amortization of LIHTC Investments	66	62	60
Low income housing tax credits	(62)	(61)	(59)
Other tax benefits related to tax credit entities	(26)	(22)	(28)
Total provision for income taxes	$(22)	$(21)	$(27)
For further information on the Corporation’s consolidation policy, see Note 1.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Comerica Incorporated and Subsidiaries

NOTE 10 - DEPOSITS
At December 31, 2016, the scheduled maturities of certificates of deposit and other deposits with a stated maturity were as follows:

(in millions)
Years Ending December 31
2017	$2,349
2018	276
2019	106
2020	52
2021	25
Thereafter	17
Total	$2,825
A maturity distribution of domestic certificates of deposit of $100,000 and over follows:

(in millions)
December 31	2016	2015
Three months or less	$510	$532
Over three months to six months	322	385
Over six months to twelve months	449	659
Over twelve months	230	537
Total	$1,511	$2,113
The aggregate amount of domestic certificates of deposit that meet or exceed the current FDIC insurance limit of $250,000 was $882 million and $1.4 billion at December 31, 2016 and 2015, respectively. All foreign office time deposits of $19 million and $32 million at December 31, 2016 and 2015, respectively, were in denominations of $250,000 or more.
NOTE 11 - SHORT-TERM BORROWINGS
Federal funds purchased and securities sold under agreements to repurchase generally mature within one to four days from the transaction date. Other short-term borrowings, which may consist of borrowed securities and short-term notes, generally mature within one to 120 days from the transaction date.
At December 31, 2016, Comerica Bank (the Bank), a wholly-owned subsidiary of the Corporation, had pledged loans totaling $23.0 billion which provided for up to $18.5 billion of available collateralized borrowing with the FRB.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Comerica Incorporated and Subsidiaries

The following table provides a summary of short-term borrowings.

(dollar amounts in millions)	Federal Funds Purchased and Securities Sold Under Agreements to Repurchase	Other Short-term Borrowings
December 31, 2016
Amount outstanding at year-end	$25	$—
Weighted average interest rate at year-end	0.54%	—%
Maximum month-end balance during the year	$25	$—
Average balance outstanding during the year	15	123
Weighted average interest rate during the year	0.47%	0.45%
December 31, 2015
Amount outstanding at year-end	$23	$—
Weighted average interest rate at year-end	0.38%	—%
Maximum month-end balance during the year	$109	$—
Average balance outstanding during the year	93	—
Weighted average interest rate during the year	0.05%	—%
December 31, 2014
Amount outstanding at year-end	$116	$—
Weighted average interest rate at year-end	0.04%	—%
Maximum month-end balance during the year	$238	$—
Average balance outstanding during the year	200	—
Weighted average interest rate during the year	0.04%	—%
NOTE 12 - MEDIUM- AND LONG-TERM DEBT
Medium- and long-term debt is summarized as follows:

(in millions)
December 31	2016	2015
Parent company
Subordinated notes:
3.80% subordinated notes due 2026 (a)	$256	$259
Medium-term notes:
2.125% notes due 2019 (a)	348	349
Total parent company	604	608
Subsidiaries
Subordinated notes:
5.75% subordinated notes due 2016 (a) (b)	—	659
5.20% subordinated notes due 2017 (a)	511	530
4.00% subordinated notes due 2025 (a)	347	351
7.875% subordinated notes due 2026 (a)	215	223
Total subordinated notes	1,073	1,763
Medium-term notes:
2.50% notes due 2020 (a)	667	671
Federal Home Loan Bank (FHLB) advances:
Floating-rate based on FHLB auction rate due 2026	2,800	—
Other notes:
6.0% - 6.4% fixed-rate notes due 2018 to 2020	16	16
Total subsidiaries	4,556	2,450
Total medium- and long-term debt	$5,160	$3,058

(a)
The fixed interest rates on these notes have been swapped to a variable rate and designated in a hedging relationship. Accordingly, carrying value has been adjusted to reflect the change in the fair value of the debt as a result of changes in the benchmark rate.

(b)	The fixed interest rate on $250 million of $650 million total par value of these notes was swapped to a variable rate.
Subordinated notes with remaining maturities greater than one year qualify as Tier 2 capital.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Comerica Incorporated and Subsidiaries

The Bank is a member of the FHLB, which provides short- and long-term funding to its members through advances collateralized by real-estate related assets. In the second quarter 2016, the Bank borrowed $2.8 billion of 10-year, floating-rate FHLB advances due 2026. The interest rate on each of eight notes resets every four weeks, based on the FHLB auction rate, with the reset date of each note scheduled at one-week intervals. At December 31, 2016 the weighted-average rate on these advances was 0.6188%. Each note may be prepaid in full, without penalty, at each scheduled reset date. Proceeds were used for general corporate purposes. Actual borrowing capacity is contingent upon the amount of collateral available to be pledged to the FHLB. At December 31, 2016, $15.5 billion of real estate-related loans were pledged to the FHLB as blanket collateral for potential future borrowings of approximately $3.9 billion.
Unamortized debt issuance costs deducted from the carrying amount of medium- and long-term debt totaled $7 million and $8 million at December 31, 2016 and 2015, respectively.
At December 31, 2016, the principal maturities of medium- and long-term debt were as follows:

(in millions)
Years Ending December 31
2017	$500
2018	2
2019	357
2020	682
2021	—
Thereafter	3,550
Total	$5,091
NOTE 13 - SHAREHOLDERS’ EQUITY
The Federal Reserve completed its 2016 Comprehensive Capital Analysis and Review (CCAR) in June 2016 and did not object to the Corporation's 2016/2017 capital plan and capital distributions contemplated in the plan for the period ending June 30, 2017. The plan includes equity repurchases of up to $440 million for the four-quarter period commencing in the third quarter 2016 and ending in the second quarter 2017. During the year ended December 31, 2016, the Corporation had repurchased $303 million under the equity repurchase program.
Repurchases of common stock under the equity repurchase program authorized in 2010 by the Board of Directors of the Corporation totaled 6.6 million shares at an average price paid of $46.09 in 2016, 5.1 million shares at an average price paid of $45.65 per share in 2015 and 5.2 million shares at an average price paid of $47.91 per share in 2014. The Corporation also repurchased 500,000 warrants at an average price paid of $20.70 in 2015. There is no expiration date for the Corporation's equity repurchase program.
At December 31, 2016, the Corporation had 4.8 million warrants outstanding to purchase 3.9 million common shares at a weighted-average exercise price of $29.47. Outstanding warrants were exercisable at the date of grant and expire in 2018. Approximately 2.3 million, 934,000 and 361,000 shares of common stock were issued upon exercise of warrants in 2016, 2015 and 2014, respectively.
At December 31, 2016, the Corporation had 3.9 million shares of common stock reserved for warrant exercises, 7.9 million shares of common stock reserved for stock option exercises and restricted stock unit vesting and 1.6 million shares of restricted stock outstanding to employees and directors under share-based compensation plans.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Comerica Incorporated and Subsidiaries

NOTE 14 - ACCUMULATED OTHER COMPREHENSIVE LOSS
The following table presents a reconciliation of the changes in the components of accumulated other comprehensive loss and details the components of other comprehensive income (loss) for the years ended December 31, 2016, 2015 and 2014, including the amount of income tax expense (benefit) allocated to each component of other comprehensive income (loss).

(in millions)
Years Ended December 31	2016	2015	2014
Accumulated net unrealized gains (losses) on investment securities:
Balance at beginning of period, net of tax	$9	$37	$(68)

Net unrealized holding (losses) gains arising during the period	(70)	(55)	166
Less: (Benefit) provision for income taxes	(26)	(21)	60
Net unrealized holding (losses) gains arising during the period, net of tax	(44)	(34)	106
Less:
Net realized (losses) gains included in net securities (losses) gains	—	(2)	1
Less: Benefit for income taxes	—	(1)	—
Reclassification adjustment for net securities (losses) gains included in net income, net of tax	—	(1)	1
Less:
Net losses realized as a yield adjustment in interest on investment securities	(3)	(8)	—
Less: Benefit for income taxes	(1)	(3)	—
Reclassification adjustment for net losses realized as a yield adjustment included in net income, net of tax	(2)	(5)	—
Change in net unrealized (losses) gains on investment securities, net of tax	(42)	(28)	105
Balance at end of period, net of tax	$(33)	$9	$37

Accumulated defined benefit pension and other postretirement plans adjustment:
Balance at beginning of period, net of tax	$(438)	$(449)	$(323)

Actuarial loss arising during the period	(134)	(57)	(240)
Prior service credit arising during the period	234	3	—
Net defined benefit pension and other postretirement adjustment arising during the period	100	(54)	(240)
Less: Provision (benefit) for income taxes	37	(19)	(87)
Net defined benefit pension and other postretirement adjustment arising during the period, net of tax	63	(35)	(153)
Amounts recognized in salaries and benefits expense:
Amortization of actuarial net loss	46	70	39
Amortization of prior service (credit) cost	(7)	1	3
Total amounts recognized in salaries and benefits expense	39	71	42
Less: Provision for income taxes	14	25	15
Adjustment for amounts recognized as components of net periodic benefit cost during the period, net of tax	25	46	27
Change in defined benefit pension and other postretirement plans adjustment, net of tax	88	11	(126)
Balance at end of period, net of tax	$(350)	$(438)	$(449)
Total accumulated other comprehensive loss at end of period, net of tax	$(383)	$(429)	$(412)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Comerica Incorporated and Subsidiaries

NOTE 15 - NET INCOME PER COMMON SHARE
Basic and diluted net income per common share are presented in the following table.

(in millions, except per share data)
Years Ended December 31	2016	2015	2014
Basic and diluted
Net income	$477	$521	$593
Less income allocated to participating securities	4	6	7
Net income attributable to common shares	$473	$515	$586

Basic average common shares	172	176	179

Basic net income per common share	$2.74	$2.93	$3.28

Basic average common shares	172	176	179
Dilutive common stock equivalents:
Net effect of the assumed exercise of stock options	2	2	2
Net effect of the assumed exercise of warrants	3	3	4
Diluted average common shares	177	181	185

Diluted net income per common share	$2.68	$2.84	$3.16
The following average shares related to outstanding options to purchase shares of common stock were not included in the computation of diluted net income per common share because the prices of the options and warrants were greater than the average market price of common shares for the period.

(shares in millions)
Years Ended December 31	2016	2015	2014
Average outstanding options	3.3	5.1	7.2
Range of exercise prices	$37.26 - $59.86	$46.68 - $60.82	$47.24 - $61.94
NOTE 16 - SHARE-BASED COMPENSATION
Share-based compensation expense is charged to “salaries and benefits” expense on the consolidated statements of income. The components of share-based compensation expense for all share-based compensation plans and related tax benefits are as follows.

(in millions)
Years Ended December 31	2016	2015	2014
Total share-based compensation expense	$34	$38	$38
Related tax benefits recognized in net income	$13	$14	$14
The following table summarizes unrecognized compensation expense for all share-based plans:

(dollar amounts in millions)	December 31, 2016
Total unrecognized share-based compensation expense	$43
Weighted-average expected recognition period (in years)	2.9
The Corporation has share-based compensation plans under which it awards shares of restricted stock and restricted stock units to executive officers, directors and key personnel, and stock options to executive officers and key personnel of the Corporation and its subsidiaries. Restricted stock vests over periods ranging from three years to five years, restricted stock units vest over periods ranging from one year to three years, and stock options vest over periods ranging from one year to four years. The maturity of each option is determined at the date of grant; however, no options may be exercised later than ten years from the date of grant. The options may have restrictions regarding exercisability. The plans originally provided for a grant of up to 19.4 million common shares, plus shares under certain plans that are forfeited, expire or are canceled, which become available for re-grant. At December 31, 2016, 10.2 million shares were available for grant.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Comerica Incorporated and Subsidiaries

The Corporation used a binomial model to value stock options granted in the periods presented. Option valuation models require several inputs, including the expected stock price volatility, and changes in input assumptions can materially affect the fair value estimates. The model used may not necessarily provide a reliable single measure of the fair value of employee and director stock options. The risk-free interest rate assumption used in the binomial option-pricing model as outlined in the table below was based on the federal ten-year treasury interest rate. The expected dividend yield was based on the historical and projected dividend yield patterns of the Corporation’s common shares. Expected volatility assumptions considered both the historical volatility of the Corporation’s common stock over a ten-year period and implied volatility based on actively traded options on the Corporation’s common stock with pricing terms and trade dates similar to the stock options granted. Expected option life was based on historical exercise activity over the contractual term of the option grant (10 years), excluding certain forced transactions.
The estimated weighted-average grant-date fair value per option and the underlying binomial option-pricing model assumptions are summarized in the following table:

Years Ended December 31	2016	2015	2014
Weighted-average grant-date fair value per option	$9.94	$11.31	$13.21
Weighted-average assumptions:
Risk-free interest rates	2.01%	1.83%	2.95%
Expected dividend yield	3.00	3.00	3.00
Expected volatility factors of the market price of Comerica common stock	38	33	31
Expected option life (in years)	6.9	6.9	5.8
A summary of the Corporation’s stock option activity and related information for the year ended December 31, 2016 follows:

		Weighted-Average
	Number of Options (in thousands)	Exercise Price per Share	Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Outstanding-January 1, 2016	11,792	$42.92
Granted	1,137	32.97
Forfeited or expired	(2,121)	54.74
Exercised	(3,916)	43.63
Outstanding-December 31, 2016	6,892	37.24	5.4	$213
Outstanding, net of expected forfeitures-December 31, 2016	6,472	37.31	5.3	199
Exercisable-December 31, 2016	4,490	36.66	4.0	141
The aggregate intrinsic value of outstanding options shown in the table above represents the total pretax intrinsic value at December 31, 2016, based on the Corporation’s closing stock price of $68.11 at December 31, 2016.
The total intrinsic value of stock options exercised was $46 million, $12 million and $23 million for the years ended December 31, 2016, 2015 and 2014, respectively.
A summary of the Corporation’s restricted stock activity and related information for the year ended December 31, 2016 follows:

	Number of Shares (in thousands)	Weighted-Average Grant-Date Fair Value per Share
Outstanding-January 1, 2016	1,910	$37.41
Granted	574	33.41
Forfeited	(267)	36.99
Vested	(626)	34.45
Outstanding-December 31, 2016	1,591	$37.20

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Comerica Incorporated and Subsidiaries

The total fair value of restricted stock awards that fully vested was $22 million for the year ended December 31, 2016 and $18 million for each of the years ended December 31, 2015 and 2014.
A summary of the Corporation's restricted stock unit activity and related information for the year ended December 31, 2016 follows:

	Service-Based Units		Performance-Based Units
	Number of Units (in thousands)	Weighted-Average Grant-Date Fair Value per Share	Number of Units (in thousands)	Weighted-Average Grant-Date Fair Value per Share
Outstanding-January 1, 2016	413	$34.77	510	$44.89
Granted	19	44.90	362	32.85
Converted	34	33.79	(34)	33.79
Forfeited	(12)	26.69	(46)	40.19
Vested	(285)	33.18	—	—
Outstanding-December 31, 2016	169	38.97	792	40.14
The total fair value of restricted stock units that fully vested was $11 million for the year ended December 31, 2016. There were no restricted stock units that vested for each of the years ended December 31, 2015 and 2014.
The Corporation expects to satisfy the exercise of stock options, the vesting of restricted stock units and future grants of restricted stock by issuing shares of common stock out of treasury. At December 31, 2016, the Corporation held 52.9 million shares in treasury.
For further information on the Corporation’s share-based compensation plans, refer to Note 1.
NOTE 17 - EMPLOYEE BENEFIT PLANS
Defined Benefit Pension and Postretirement Benefit Plans
The Corporation has a qualified and a non-qualified defined benefit pension plan. Through December 31, 2016, the plans provided benefits for substantially all salaried employees hired before January 1, 2007 who continued to meet the eligibility requirements of the plans. Through December 31, 2016, benefits under the defined benefit plans were based primarily on years of service, age and compensation during the five highest paid consecutive calendar years occurring during the last ten years before retirement. Salaries and benefits expense included defined benefit pension expense of $6 million, $47 million and $39 million in the years ended December 31, 2016, 2015 and 2014, respectively, for the plans.
In October 2016, the Corporation modified the qualified and non-qualified defined benefit pension plans to freeze final average pay benefits as of December 31, 2016, other than for participants who were age 60 or older as of December 31, 2016, and added a cash balance plan provision effective January 1, 2017. Active pension plan participants 60 years or older as of December 31, 2016 receive the greater of the final average pay formula or the frozen final average pay benefit as of December 31, 2016 plus the cash balance benefit earned after January 1, 2017. Employees participating in the retirement account plan as of December 31, 2016 are eligible to participate in the cash balance pension plan effective January 1, 2017. Benefits earned under the cash balance pension formula, in the form of an account balance, include contribution credits based on eligible pay earned each month, age and years of service and monthly interest credits based on the 30-year Treasury rate.
The Corporation’s postretirement benefit plan continues to provide postretirement health care and life insurance benefits for retirees as of December 31, 1992. The plan also provides certain postretirement health care and life insurance benefits for a limited number of retirees who retired prior to January 1, 2000. For all other employees hired prior to January 1, 2000, a nominal benefit is provided. Employees hired on or after January 1, 2000 and prior to January 1, 2007 are eligible to participate in the plan on a full contributory basis until Medicare-eligible based on age and service. Employees hired on or after January 1, 2007 are not eligible to participate in the plan. The Corporation funds the pre-1992 retiree plan benefits with bank-owned life insurance. Employee benefits expense included no postretirement benefit expense in the year ended December 31, 2016 and $1 million in each of the years ended December 31, 2015 and 2014.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Comerica Incorporated and Subsidiaries

The following table sets forth reconciliations of plan assets and the projected benefit obligation, the weighted-average assumptions used to determine year-end benefit obligations, and the amounts recognized in accumulated other comprehensive income (loss) for the Corporation’s defined benefit pension plans and postretirement benefit plan at December 31, 2016 and 2015. The Corporation used a measurement date of December 31, 2016 for these plans.

	Defined Benefit Pension Plans
	Qualified			Non-Qualified		Postretirement Benefit Plan
(dollar amounts in millions)	2016	2015		2016	2015	2016	2015
Change in fair value of plan assets:
Fair value of plan assets at January 1	$2,346	$2,541		$—	$—	$61	$67
Actual return on plan assets	200	(73)		—	—	2	—
Employer contributions	—	—		—	—	4	—
Benefits paid	(93)	(122)	(a)	—	—	(5)	(6)
Fair value of plan assets at December 31	$2,453	$2,346		$—	$—	$62	$61
Change in projected benefit obligation:
Projected benefit obligation at January 1	$1,916	$2,070		$222	$235	$59	$73
Service cost	31	35		3	4	—	—
Interest cost	87	88		10	10	3	3
Actuarial loss (gain)	161	(155)		11	(16)	(2)	(8)
Benefits paid	(93)	(122)	(a)	(11)	(11)	(5)	(6)
Plan change	(200)	—		(34)	—	—	(3)
Projected benefit obligation at December 31	$1,902	$1,916		$201	$222	$55	$59
Accumulated benefit obligation	$1,894	$1,756		$198	$191	$55	$59
Funded status at December 31 (b) (c)	$551	$430		$(201)	$(222)	$7	$2
Weighted-average assumptions used:
Discount rate	4.23%	4.82%		4.23%	4.82%	3.92%	4.53%
Rate of compensation increase	3.50	3.75		3.50	3.75	n/a	n/a
Healthcare cost trend rate:
Cost trend rate assumed for next year	n/a	n/a		n/a	n/a	6.50	7.00
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	n/a	n/a		n/a	n/a	5.00	5.00
Year when rate reaches the ultimate trend rate	n/a	n/a		n/a	n/a	2027	2027
Amounts recognized in accumulated other comprehensive income (loss) before income taxes:
Net actuarial loss	$(673)	$(586)		$(82)	$(78)	$(20)	$(22)
Prior service credit (cost)	178	(21)		50	21	1	1
Balance at December 31	$(495)	$(607)		$(32)	$(57)	$(19)	$(21)

(a)	Included $56 million in benefit payments made to certain terminated vested eligible participants who elected to receive lump-sum settlements in 2015.

(b)	Based on projected benefit obligation for defined benefit pension plans and accumulated benefit obligation for postretirement benefit plan.

(c)
The Corporation recognizes the overfunded and underfunded status of the plans in “accrued income and other assets” and “accrued expenses and other liabilities,” respectively, on the consolidated balance sheets.

n/a - not applicable
Because the non-qualified defined benefit pension plan has no assets, the accumulated benefit obligation exceeded the fair value of plan assets for the non-qualified defined benefit pension plan at December 31, 2016 and December 31, 2015.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Comerica Incorporated and Subsidiaries

The following table details the changes in plan assets and benefit obligations recognized in other comprehensive income (loss) for the year ended December 31, 2016.

	Defined Benefit Pension Plans
(in millions)	Qualified	Non-Qualified	Postretirement Benefit Plan	Total
Actuarial (loss) gain arising during the period	$(124)	$(11)	$1	$(134)
Prior service credit arising during the period	200	34	—	234
Amortization of net actuarial loss	38	7	1	46
Amortization of prior service credit	(2)	(5)	—	(7)
Total recognized in other comprehensive income	$112	$25	$2	$139
Components of net periodic defined benefit cost and postretirement benefit cost, the actual return on plan assets and the weighted-average assumptions used were as follows.

	Defined Benefit Pension Plans
(dollar amounts in millions)	Qualified			Non-Qualified
Years Ended December 31	2016	2015	2014	2016	2015	2014
Service cost	$31	$35	$29	$3	$4	$3
Interest cost	87	88	88	10	10	10
Expected return on plan assets	(163)	(159)	(131)	—	—	—
Amortization of prior service (credit) cost	(2)	4	6	(5)	(4)	(4)
Amortization of net loss	38	59	31	7	10	7
Net periodic defined benefit (credit) cost	$(9)	$27	$23	$15	$20	$16
Actual return on plan assets	$200	$(73)	$278	n/a	n/a	n/a
Actual rate of return on plan assets	8.66%	(2.95)%	13.88%	n/a	n/a	n/a
Weighted-average assumptions used:
Discount rate	4.53%	4.28%	5.17%	4.53%	4.28%	5.17%
Expected long-term return on plan assets	6.75	6.75	6.75	n/a	n/a	n/a
Rate of compensation increase	3.75	3.75	4.00	3.75	3.75	4.00
n/a - not applicable

(dollar amounts in millions)	Postretirement Benefit Plan
Years Ended December 31	2016	2015	2014
Interest cost	$3	$3	$3
Expected return on plan assets	(4)	(4)	(4)
Amortization of prior service cost	—	1	1
Amortization of net loss	1	1	1
Net periodic postretirement benefit cost	$—	$1	$1
Actual return on plan assets	$2	$—	$3
Actual rate of return on plan assets	2.83%	(0.53)%	4.62%
Weighted-average assumptions used:
Discount rate	4.53%	3.99%	4.59%
Expected long-term return on plan assets	5.00	5.00	5.00
Healthcare cost trend rate:
Cost trend rate assumed	7.00	7.00	7.50
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	5.00	5.00	5.00
Year that the rate reaches the ultimate trend rate	2027	2026	2033
The expected long-term rate of return of plan assets is the average rate of return expected to be realized on funds invested or expected to be invested over the life of the plan, which has an estimated duration of approximately 12 years as of December 31, 2016. The expected long-term rate of return on plan assets is set after considering both long-term returns in the general market and long-term returns experienced by the assets in the plan. The returns on the various asset categories are blended to derive one long-term rate of return. The Corporation reviews its pension plan assumptions on an annual basis with its actuarial consultants to determine if assumptions are reasonable and adjusts the assumptions to reflect changes in future expectations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Comerica Incorporated and Subsidiaries

The estimated portion of balances remaining in accumulated other comprehensive income (loss) that are expected to be recognized as a component of net periodic benefit cost in the year ended December 31, 2017 are as follows.

	Defined Benefit Pension Plans
(in millions)	Qualified	Non-Qualified	Postretirement Benefit Plan	Total
Net loss	$43	$8	$1	$52
Prior service credit	(19)	(8)	—	(27)
Assumed healthcare cost trend rates have a significant effect on the amounts reported for the postretirement benefit plan. A one-percentage-point change in 2016 assumed healthcare and prescription drug cost trend rates would have the following effects.

	One-Percentage-Point
(in millions)	Increase	Decrease
Effect on postretirement benefit obligation	$3	$(3)
Effect on total service and interest cost	—	—
Plan Assets
The Corporation’s overall investment goals for the qualified defined benefit pension plan are to maintain a portfolio of assets of appropriate liquidity and diversification; to generate investment returns (net of operating costs) that are reasonably anticipated to maintain the plan’s fully funded status or to reduce a funding deficit, after taking into account various factors, including reasonably anticipated future contributions and expense and the interest rate sensitivity of the plan’s assets relative to that of the plan’s liabilities; and to generate investment returns (net of operating costs) that meet or exceed a customized benchmark as defined in the plan investment policy. Derivative instruments are permissible for hedging and transactional efficiency, but only to the extent that the derivative use enhances the efficient execution of the plan’s investment policy. The plan does not directly invest in securities issued by the Corporation and its subsidiaries. The Corporation’s target allocations for plan investments are 45 percent to 55 percent for both equity securities and fixed income, including cash. Equity securities include collective investment and mutual funds and common stock. Fixed income securities include U.S. Treasury and other U.S. government agency securities, mortgage-backed securities, corporate bonds and notes, municipal bonds, collateralized mortgage obligations and money market funds.
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
In May 2015, the FASB issued ASU No. 2015-07, "Disclosure for Investments in Certain Entities That Calculate Net Asset Value per Share" (ASU 2015-07). ASU 2015-07 removes the requirement to present certain investments for which the practical expedient is used to measure fair value at net asset value (NAV) within the fair value hierarchy. Instead, these investments are included to permit reconciliation of the fair value hierarchy to the fair value investment balance on the consolidated balance sheets. The provisions of ASU 2015-07 were retrospectively applied.
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
Commercial paper
Fair value measurement is based on benchmark yields and quotes from market makers and other broker/dealers recognized to be market participants. Commercial paper is included in Level 2 of the fair value hierarchy.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Comerica Incorporated and Subsidiaries

Common stock
Fair value measurement is based upon the closing price quoted in an active market exchange, such as the New York Stock Exchange. Level 1 common stock includes domestic and foreign stock and real estate investment trusts. The fair value of American Depository Receipts is based upon independent pricing models utilizing primarily observable inputs, generally the quoted prices for the underlying securities, and is included in Level 2 of the fair value hierarchy.
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
Collateralized mortgage obligations and U.S. government agency mortgage-backed securities
Fair value measurement is based upon independent pricing models or other model-based valuation techniques such as the present value of future cash flows, adjusted for the security's credit rating, prepayment assumptions and other factors, such as credit loss and liquidity assumptions, and are included in Level 2 of the fair value hierarchy.
Private placements
Fair value is measured using the NAV provided by fund management as quoted prices in active markets are not available. Management considers additional discounts to the provided NAV for market and credit risk. Private placements are included in Level 3 of the fair value hierarchy.
 Collective investment funds
Fair value measurement is based upon the net asset value (NAV) provided by the administrator of the fund as a practical expedient to estimate fair value. There are no unfunded commitments or redemption restrictions on the collective investment funds. The investments are redeemable daily.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Comerica Incorporated and Subsidiaries

 Fair Values
The fair values of the Corporation’s qualified defined benefit pension plan investments measured at fair value on a recurring basis at December 31, 2016 and 2015, by asset category and level within the fair value hierarchy, are detailed in the table below.

(in millions)	Total	Level 1	Level 2	Level 3
December 31, 2016
Cash equivalent securities:
Commercial paper	$2	$—	$2	$—
Common stock	850	850	—	—
Fixed income securities:
U.S. Treasury and other U.S. government agency securities	377	377	—	—
Corporate and municipal bonds and notes	709	—	709	—
Collateralized mortgage obligations	15	—	15	—
U.S. government agency mortgage-backed securities	8	—	8	—
Private placements	71	—	—	71
Total investments in the fair value hierarchy	2,032	1,227	734	71

Investments measured at net asset value:
Collective investment funds	416
Total investments at fair value	$2,448
December 31, 2015
Cash equivalent securities:
Mutual funds	$43	$43	$—	$—
Equity securities:
Mutual funds	69	69	—	—
Common stock	480	478	2	—
Fixed income securities:
U.S. Treasury and other U.S. government agency securities	368	368	—	—
Corporate and municipal bonds and notes	729	—	729	—
Collateralized mortgage obligations	18	—	18	—
U.S. government agency mortgage-backed securities	8	—	8	—
Private placements	105	—	—	105
Total investments in the fair value hierarchy	1,820	958	757	105

Investments measured at net asset value:
Collective investment funds	527
Total investments at fair value	$2,347
The table below provides a summary of changes in the Corporation’s qualified defined benefit pension plan’s Level 3 investments measured at fair value on a recurring basis for the years ended December 31, 2016 and 2015.

	Balance at Beginning of Period					Balance at End of Period
		Net Gains (Losses)
(in millions)		Realized	Unrealized	Purchases	Sales
Year Ended December 31, 2016
Private placements	$105	$1	$3	$64	$(102)	$71
Year Ended December 31, 2015
Private placements	$73	$—	$(5)	$108	$(71)	$105
There were no assets in the non-qualified defined benefit pension plan at December 31, 2016 and 2015. The postretirement benefit plan is fully invested in bank-owned life insurance policies. The fair value of bank-owned life insurance policies is based on the cash surrender values of the policies as reported by the insurance companies and is classified in Level 2 of the fair value hierarchy.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Comerica Incorporated and Subsidiaries

Cash Flows
The Corporation currently expects to make no employer contributions to the qualified and non-qualified defined benefit pension plans and postretirement benefit plan for the year ended December 31, 2017.

	Estimated Future Benefit Payments
(in millions) Years Ended December 31	Qualified Defined Benefit Pension Plan	Non-Qualified Defined Benefit Pension Plan	Postretirement Benefit Plan (a)
2017	$120	$11	$6
2018	119	12	6
2019	124	12	6
2020	126	13	5
2021	129	13	5
2022 - 2026	657	65	21

(a)	Estimated benefit payments in the postretirement benefit plan are net of estimated Medicare subsidies.
Defined Contribution Plans
Substantially all of the Corporation’s employees are eligible to participate in the Corporation’s principal defined contribution plan (a 401(k) plan). Under this plan, the Corporation makes core matching cash contributions of 100 percent of the first 4 percent of qualified earnings contributed by employees (up to the current IRS compensation limit), invested based on employee investment elections. Employee benefits expense included expense for the plan of $22 million for each of the years ended December 31, 2016, 2015, and 2014.
Through December 31, 2016, the Corporation also provided a retirement account plan for the benefit of substantially all employees who worked at least 1,000 hours in a plan year and were not accruing a benefit in the defined benefit pension plan. Under the retirement account plan, the Corporation made an annual discretionary allocation to the individual account of each eligible employee ranging from 3 percent to 8 percent of annual compensation, determined based on combined age and years of service. The allocations were invested based on employee investment elections. The Corporation recognized $10 million in employee benefits expense for this plan for each of the years ended December 31, 2016, 2015, and 2014. Employees participating in the retirement account plan as of December 31, 2016 are eligible to participate in the cash balance pension plan effective January 1, 2017. Final retirement account plan balances will be transferred to the Corporation's 401(k) plan in the first quarter of 2017. Contributions to the retirement account plan will cease for periods beginning after December 31, 2016.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Comerica Incorporated and Subsidiaries

The current and deferred components of the provision for income taxes were as follows:

(in millions)
December 31	2016	2015	2014
Current:
Federal	$224	$275	$127
Foreign	5	5	6
State and local	15	20	14
Total current	244	300	147
Deferred:
Federal	(49)	(68)	123
State and local	(2)	(3)	7
Total deferred	(51)	(71)	130
Total	$193	$229	$277
Income before income taxes of $670 million for the year ended December 31, 2016 included $18 million of foreign-source income.
The income tax provision on securities transactions for the years ended December 31, 2016 and 2015 were benefits of $2 million and $1 million, respectively. There was no tax provision on securities transactions for the year ended December 31, 2014.
The provision for income taxes does not reflect the tax effects of unrealized gains and losses on investment securities available-for-sale or the change in defined benefit pension and other postretirement plans adjustment included in accumulated other comprehensive loss. Refer to Note 14 for additional information on accumulated other comprehensive loss.
The income tax effects of transactions under the Corporation's share-based compensation plans reduced both shareholders’ equity and deferred tax assets by $9 million, $12 million and $11 million in 2016, 2015, and 2014 respectively.
A reconciliation of expected income tax expense at the federal statutory rate to the Corporation’s provision for income taxes and effective tax rate follows:

(dollar amounts in millions)	2016		2015		2014
Years Ended December 31	Amount	Rate	Amount	Rate	Amount	Rate
Tax based on federal statutory rate	$235	35.0%	$262	35.0%	$305	35.0%
State income taxes	8	1.2	10	1.3	13	1.5
Affordable housing and historic credits	(22)	(3.3)	(22)	(2.9)	(24)	(2.8)
Bank-owned life insurance	(15)	(2.3)	(15)	(2.0)	(15)	(1.7)
Other changes in unrecognized tax benefits	—	—	—	—	2	0.2
Lease termination transactions	(15)	(2.2)	(5)	(0.7)	—	—
Tax-related interest and penalties	3	0.5	1	0.1	(3)	(0.3)
Other	(1)	(0.1)	(2)	(0.3)	(1)	(0.1)
Provision for income taxes	$193	28.8%	$229	30.5%	$277	31.8%
The liability for tax-related interest and penalties included in “accrued expenses and other liabilities” on the consolidated balance sheets was $7 million and $3 million at December 31, 2016 and 2015, respectively.
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
A reconciliation of the beginning and ending amount of net unrecognized tax benefits follows:

(in millions)	2016	2015	2014
Balance at January 1	$22	$14	$11
Increases as a result of tax positions taken during a prior period	—	8	3
Decrease related to settlements with tax authorities	(7)	—	—
Balance at December 31	$15	$22	$14

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Comerica Incorporated and Subsidiaries

The Corporation anticipates that it is reasonably possible that settlements with tax authorities will result in an $8 million decrease in net unrecognized tax benefits within the next twelve months.
After consideration of the effect of the federal tax benefit available on unrecognized state tax benefits, the total amount of unrecognized tax benefits that, if recognized, would affect the Corporation’s effective tax rate was approximately $4 million at both December 31, 2016 and December 31, 2015.
The following tax years for significant jurisdictions remain subject to examination as of December 31, 2016:

Jurisdiction	Tax Years
Federal	2013-2015
California	2004-2015
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
The principal components of deferred tax assets and liabilities were as follows:

(in millions)
December 31	2016	2015
Deferred tax assets:
Allowance for loan losses	$256	$223
Deferred compensation	91	113
Deferred loan origination fees and costs	20	24
Net unrealized losses on investment securities available-for-sale	20	—
Other temporary differences, net	76	69
Total deferred tax asset before valuation allowance	463	429
Valuation allowance	(3)	(3)
Total deferred tax assets	460	426
Deferred tax liabilities:
Lease financing transactions	(150)	(183)
Defined benefit plans	(82)	(32)
Net unrealized gains on investment securities available-for-sale	—	(5)
Allowance for depreciation	(11)	(7)
Total deferred tax liabilities	(243)	(227)
Net deferred tax asset	$217	$199
Deferred tax assets included state net operating loss carryforwards of $4 million at December 31, 2016 and $5 million at December 31, 2015. The carryforwards expire between 2017 and 2026. The Corporation believes it is more likely than not that the benefit from certain of these state net operating loss carryforwards will not be realized and, accordingly, maintained a valuation allowance of $3 million at both December 31, 2016 and December 31, 2015. The determination regarding valuation allowances was based on available evidence of loss carryback capacity, projected future reversals of existing taxable temporary differences and assumptions made regarding future events. For further information on the Corporation’s valuation policy for deferred tax assets, refer to Note 1.
NOTE 19 - TRANSACTIONS WITH RELATED PARTIES
The Corporation’s banking subsidiaries had, and expect to have in the future, transactions with the Corporation’s directors and executive officers, companies with which these individuals are associated, and certain related individuals. Such transactions were made in the ordinary course of business and included extensions of credit, leases and professional services. With respect to extensions of credit, all were made on substantially the same terms, including interest rates and collateral, as those prevailing at the same time for comparable transactions with other customers and did not, in management’s opinion, involve more than normal risk of collectibility or present other unfavorable features. The aggregate amount of loans attributable to persons who were related parties at December 31, 2016, totaled $121 million at the beginning of 2016 and $108 million at the end of 2016. During 2016, new loans to related parties aggregated $579 million and repayments totaled $592 million.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Comerica Incorporated and Subsidiaries

NOTE 20 - REGULATORY CAPITAL AND RESERVE REQUIREMENTS
Reserves required to be maintained and/or deposited with the FRB are classified in interest-bearing deposits with banks. These reserve balances vary, depending on the level of customer deposits in the Corporation’s banking subsidiaries. The average required reserve balances were $518 million and $473 million for the years ended December 31, 2016 and 2015, respectively.
Banking regulations limit the transfer of assets in the form of dividends, loans or advances from the bank subsidiaries to the parent company. Under the most restrictive of these regulations, the aggregate amount of dividends which can be paid to the parent company, with prior approval from bank regulatory agencies, approximated $142 million at January 1, 2017, plus 2017 net profits. Substantially all the assets of the Corporation’s banking subsidiaries are restricted from transfer to the parent company of the Corporation in the form of loans or advances.
The Corporation’s subsidiary banks declared dividends of $545 million, $437 million and $380 million in 2016, 2015 and 2014, respectively.
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
Quantitative measures established by regulation to ensure capital adequacy require the maintenance of minimum amounts and ratios of CET1, Tier 1 and total capital (as defined in the regulations) to average and/or risk-weighted assets. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Corporation’s financial statements. At December 31, 2016 and 2015, the Corporation and its U.S. banking subsidiaries exceeded the ratios required for an institution to be considered “well capitalized” For U.S. banking subsidiaries, those requirements were total risk-based capital, Tier 1 risk-based capital, CET1 risk-based capital and leverage ratios greater than 10 percent, 8 percent, 6.5 percent and 5 percent, respectively, at December 31, 2016 and 2015. For the Corporation, requirements to be considered "well capitalized" were total risk-based capital and Tier 1 risk-based capital ratios greater than 10 percent and 6 percent, respectively, at December 31, 2016 and 2015. There have been no conditions or events since December 31, 2016 that management believes have changed the capital adequacy classification of the Corporation or its U.S. banking subsidiaries.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Comerica Incorporated and Subsidiaries

The following is a summary of the capital position of the Corporation and Comerica Bank, its principal banking subsidiary.

(dollar amounts in millions)	Comerica Incorporated (Consolidated)	Comerica Bank
December 31, 2016
CET1 capital (minimum $3.1 billion (Consolidated))	$7,540	$7,120
Tier 1 capital (minimum-$4.1 billion (Consolidated))	7,540	7,120
Total capital (minimum-$5.4 billion (Consolidated))	9,018	8,397
Risk-weighted assets	67,966	67,739
Average assets (fourth quarter)	74,086	73,804
CET1 capital to risk-weighted assets (minimum-4.5%)	11.09%	10.51%
Tier 1 capital to risk-weighted assets (minimum-6.0%)	11.09	10.51
Total capital to risk-weighted assets (minimum-8.0%)	13.27	12.40
Tier 1 capital to average assets (minimum-4.0%)	10.18	9.65
Capital conservation buffer	5.09	4.40
December 31, 2015
CET1 capital (minimum $3.1 billion (Consolidated))	$7,350	$7,081
Tier 1 capital (minimum-$4.2 billion (Consolidated))	7,350	7,081
Total capital (minimum-$5.6 billion (Consolidated))	8,852	8,366
Risk-weighted assets	69,731	69,438
Average assets (fourth quarter)	71,943	71,629
CET1 capital to risk-weighted assets (minimum-4.5%)	10.54%	10.20%
Tier 1 capital to risk-weighted assets (minimum-6.0%)	10.54%	10.20%
Total capital to risk-weighted assets (minimum-8.0%)	12.69	12.05
Tier 1 capital to average assets (minimum-4.0%)	10.22	9.89
NOTE 21 - CONTINGENT LIABILITIES
Legal Proceedings
Comerica Bank, a wholly owned subsidiary of the Corporation, was named in November 2011 as a third-party defendant in Butte Local Development v. Masters Group v. Comerica Bank (“the case”), for lender liability. The case was tried in January 2014, in the Montana Second District Judicial Court for Silver Bow County in Butte, Montana. On January 17, 2014, a jury awarded Masters $52 million against the Bank. On July 1, 2015, after an appeal filed by the Corporation, the Montana Supreme Court reversed the judgment against the Corporation and remanded the case for a new trial with instructions that Michigan contract law should apply and dismissing all other claims. The case was retried in the same district court, without a jury, in January 2017. A ruling is not expected for several months. Management believes that current reserves related to this case are adequate in the event of a negative outcome.
The Corporation and certain of its subsidiaries are subject to various other pending or threatened legal proceedings arising out of the normal course of business or operations. The Corporation believes it has meritorious defenses to the claims asserted against it in its other currently outstanding legal proceedings and, with respect to such legal proceedings, intends to continue to defend itself vigorously, litigating or settling cases according to management’s judgment as to what is in the best interests of the Corporation and its shareholders. Settlement may result from the Corporation's determination that it may be more prudent financially to settle, rather than litigate, and should not be regarded as an admission of liability. On at least a quarterly basis, the Corporation assesses its potential liabilities and contingencies in connection with outstanding legal proceedings utilizing the latest information available. On a case-by-case basis, reserves are established for those legal claims for which it is probable that a loss will be incurred either as a result of a settlement or judgment, and the amount of such loss can be reasonably estimated. The actual costs of resolving these claims may be substantially higher or lower than the amounts reserved. Based on current knowledge, and after consultation with legal counsel, management believes that current reserves are adequate, and the amount of any incremental liability arising from these matters is not expected to have a material adverse effect on the Corporation’s consolidated financial condition, consolidated results of operations or consolidated cash flows. Legal fees of $19 million, $21 million and $24 million for the years ended December 31, 2016, 2015 and 2014, respectively, were included in "other noninterest expenses" on the consolidated statements of income.
For matters where a loss is not probable, the Corporation has not established legal reserves. The Corporation believes the estimate of the aggregate range of reasonably possible losses, in excess of reserves established, for all legal proceedings in which it is involved is from zero to approximately $31 million at December 31, 2016. This estimated aggregate range of reasonably

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Comerica Incorporated and Subsidiaries

possible losses is based upon currently available information for those proceedings in which the Corporation is involved, taking into account the Corporation’s best estimate of such losses for those cases for which such estimate can be made. For certain cases, the Corporation does not believe that an estimate can currently be made. The Corporation’s estimate involves significant judgment, given the varying stages of the proceedings (including the fact that many are currently in preliminary stages), the existence in certain proceedings of multiple defendants (including the Corporation) whose share of liability has yet to be determined, the numerous yet-unresolved issues in many of the proceedings (including issues regarding class certification and the scope of many of the claims) and the attendant uncertainty of the various potential outcomes of such proceedings. Accordingly, the Corporation’s estimate will change from time to time, and actual losses may be more or less than the current estimate.

In the event of unexpected future developments, it is possible that the ultimate resolution of these matters, if unfavorable, may be material to the Corporation's consolidated financial condition, consolidated results of operations or consolidated cash flows.
For information regarding income tax contingencies, refer to Note 18.
NOTE 22 - RESTRUCTURING CHARGES
The Corporation approved and launched an initiative in the second quarter 2016 designed to reduce overhead and increase revenue (the GEAR Up initiative). The actions in the initiative include, but are not limited to, a reduction in workforce, a new retirement program, streamlining operational processes, real estate optimization including consolidating 38 banking centers as well as reducing office and operations space, selective outsourcing of technology functions and reduction of technology system applications. See Note 17 for further information concerning the Corporation's retirement benefit plans.
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
Restructuring charges are recorded as a component of noninterest expenses on the consolidated statements of income. The following table presents changes in restructuring reserves, cumulative charges incurred to date and total expected restructuring charges:

(in millions)	Employee Costs	Facilities Costs	Technology Costs	Other Costs	Total

Year Ended December 31, 2016
Balance at beginning of period	$—	$—	$—	$—	$—
Restructuring charges	52	15	—	26	93
Payments	(44)	(6)	—	(22)	(72)
Adjustments for non-cash charges (a)	2	(5)	—	—	(3)
Balance at end of period	$10	$4	$—	$4	$18

Total restructuring charges incurred to date	$52	$15	$—	$26	$93
Total expected restructuring charges (b)	55	35	$15 - $35	35	$140 - $160

(a)	Adjustments for non-cash charges include the benefit from forfeitures of nonvested stock compensation in Employee Costs and accelerated depreciation expense in Facilities Costs.

(b)	Restructuring activities are expected to be substantially completed by 12/31/2018.
Restructuring charges directly attributable to a business segment are assigned to that business segment. Restructuring charges incurred by areas whose services support the overall Corporation are allocated based on the methodology described in Note 23 to the consolidated financial statements. Total restructuring charges assigned to the Business Bank, Retail Bank and Wealth Management were $43 million, $38 million and $12 million, respectively, for the year ended December 31, 2016. Remaining expected restructuring charges will be assigned to the business segments using the same methodology. Facilities costs pertaining to the consolidation of banking centers are expected to impact primarily the Retail Bank.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Comerica Incorporated and Subsidiaries

NOTE 23 - BUSINESS SEGMENT INFORMATION
The Corporation has strategically aligned its operations into three major business segments: the Business Bank, the Retail Bank and Wealth Management. These business segments are differentiated based on the type of customer and the related products and services provided. In addition to the three major business segments, the Finance Division is also reported as a segment. Business segment results are produced by the Corporation’s internal management accounting system. This system measures financial results based on the internal business unit structure of the Corporation. The performance of the business segments is not comparable with the Corporation's consolidated results and is not necessarily comparable with similar information for any other financial institution. Additionally, because of the interrelationships of the various segments, the information presented is not indicative of how the segments would perform if they operated as independent entities. The management accounting system assigns balance sheet and income statement items to each business segment using certain methodologies, which are regularly reviewed and refined. From time to time, the Corporation may make reclassifications among the segments to more appropriately reflect management's current view of the segments, and methodologies may be modified as the management accounting system is enhanced and changes occur in the organizational structure and/or product lines. For comparability purposes, amounts in all periods are based on business unit structure and methodologies in effect at December 31, 2016.
Net interest income for each business segment is the total of interest income generated by earning assets less interest expense on interest-bearing liabilities plus the net impact from associated internal funds transfer pricing (FTP) funding credits and charges. The FTP methodology provides the business segments credits for deposits and other funds provided and charges the business segments for loans and other assets utilizing funds. This credit or charge is based on matching stated or implied maturities for these assets and liabilities. The FTP credit provided for deposits reflects the long-term value of deposits generated based on their implied maturity. The FTP charge for funding assets reflects a matched cost of funds based on the pricing and term characteristics of the assets. For acquired loans and deposits, matched maturity funding is determined based on origination date. Accordingly, the FTP process reflects the transfer of interest rate risk exposures to the Treasury group within the Finance segment, where such exposures are centrally managed. Effective January 1, 2016, in conjunction with the effective date for regulatory Liquidity Coverage Ratio (LCR) requirements, the Corporation prospectively implemented an additional FTP charge, primarily for the cost of maintaining liquid assets to support potential draws on unfunded loan commitments and for the long-term economic cost of holding collateral for secured deposits. The allowance for loan losses is allocated to the business segments based on the methodology used to estimate the consolidated allowance for loan losses described in Note 1. The related provision for loan losses is assigned based on the amount necessary to maintain an allowance for loan losses appropriate for each business segment. Noninterest income and expenses directly attributable to a line of business are assigned to that business segment. Direct expenses incurred by areas whose services support the overall Corporation are allocated to the business segments as follows: product processing expenditures are allocated based on standard unit costs applied to actual volume measurements; administrative expenses are allocated based on estimated time expended; and corporate overhead is assigned 50 percent based on the ratio of the business segment’s noninterest expenses to total noninterest expenses incurred by all business segments and 50 percent based on the ratio of the business segment’s attributed equity to total attributed equity of all business segments. Equity is attributed based on credit, operational and interest rate risks. Most of the equity attributed relates to credit risk, which is determined based on the credit score and expected remaining life of each loan, letter of credit and unused commitment recorded in the business segments. Operational risk is allocated based on loans and letters of credit, deposit balances, non-earning assets, trust assets under management, certain noninterest income items, and the nature and extent of expenses incurred by business units. Virtually all interest rate risk is assigned to Finance, as are the Corporation’s hedging activities.
Effective January 1, 2015, changes to the terms of card program contract resulted in a change to the presentation of the related revenue and expenses. In 2015, under the current contract, total revenue before related expenses was recorded in noninterest income, and related expenses were recorded in noninterest expense; whereas in 2014, under the terms of the prior contract, revenue was recorded in noninterest income net of the related expenses. The effect of this change was an increase of $177 million to both noninterest income and noninterest expenses in the Business Bank and Other Markets in 2016.
The following discussion provides information about the activities of each business segment. A discussion of the financial results and the factors impacting 2016 performance can be found in the section entitled "Business Segments" in the financial review.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Comerica Incorporated and Subsidiaries

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
Business segment financial results are as follows:

(dollar amounts in millions)	Business Bank	Retail Bank	Wealth Management	Finance	Other	Total
Year Ended December 31, 2016
Earnings summary:
Net interest income (expense)	$1,418	$622	$169	$(435)	$23	$1,797
Provision for credit losses	217	35	(4)	—	—	248
Noninterest income	572	189	243	43	4	1,051
Noninterest expenses	839	767	301	(4)	27	1,930
Provision (benefit) for income taxes	296	2	39	(144)	—	193
Net income (loss)	$638	$7	$76	$(244)	$—	$477
Net credit-related charge-offs	$145	$12	$—	$—	$—	$157

Selected average balances:
Assets	$39,497	$6,551	$5,232	$13,993	$6,470	$71,743
Loans	38,067	5,881	5,048	—	—	48,996
Deposits	29,704	23,558	4,126	88	265	57,741

Statistical data:
Return on average assets (a)	1.62%	0.03%	1.45%	N/M	N/M	0.67%
Efficiency ratio (b)	42.09	93.90	72.98	N/M	N/M	67.53

(dollar amounts in millions)	Business Bank	Retail Bank	Wealth Management	Finance	Other	Total
Year Ended December 31, 2015
Earnings summary:
Net interest income (expense)	$1,498	$626	$179	$(629)	$15	$1,689
Provision for credit losses	158	8	(20)	—	1	147
Noninterest income	571	185	235	44	—	1,035
Noninterest expenses	778	734	305	(4)	14	1,827
Provision (benefit) for income taxes	371	22	44	(208)	—	229
Net income (loss)	$762	$47	$85	$(373)	$—	$521
Net credit-related charge-offs (recoveries)	$89	$29	$(17)	$—	$—	$101

Selected average balances:
Assets	$39,501	$6,474	$5,153	$11,764	$7,355	$70,247
Loans	37,883	5,792	4,953	—	—	48,628
Deposits	30,894	22,876	4,151	138	267	58,326

Statistical data:
Return on average assets (a)	1.93%	0.20%	1.65%	N/M	N/M	0.74%
Efficiency ratio (b)	37.58	90.37	73.26	N/M	N/M	66.93
(Table continues on following page)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Comerica Incorporated and Subsidiaries

(dollar amounts in millions)	Business Bank	Retail Bank	Wealth Management	Finance	Other	Total
Year Ended December 31, 2014
Earnings summary:
Net interest income (expense)	$1,497	$606	$181	$(662)	$33	$1,655
Provision for credit losses	56	(7)	(21)	—	(1)	27
Noninterest income	392	169	241	45	10	857
Noninterest expenses	582	715	310	(32)	40	1,615
Provision (benefit) for income taxes	429	23	49	(226)	2	277
Net income (loss)	$822	$44	$84	$(359)	$2	$593
Net credit-related charge-offs (recoveries)	$16	$10	$(1)	$—	$—	$25

Selected average balances:
Assets	$37,428	$6,255	$4,988	$11,268	$6,397	$66,336
Loans	36,198	5,585	4,805	—	—	46,588
Deposits	28,543	21,967	3,805	215	254	54,784

Statistical data:
Return on average assets (a)	2.20%	0.19%	1.69%	N/M	N/M	0.89%
Efficiency ratio (b)	30.74	92.10	73.76	N/M	N/M	64.16

(a)	Return on average assets is calculated based on the greater of average assets or average liabilities and attributed equity.
(b)    Noninterest expenses as a percentage of the sum of net interest income (fully taxable equivalent basis) and noninterest income excluding net securities gains.
N/M – not meaningful
The Corporation operates in three primary markets - Texas, California, and Michigan, as well as in Arizona and Florida, with select businesses operating in several other states, and in Canada and Mexico. The Corporation produces market segment results for the Corporation’s three primary geographic markets as well as Other Markets. Other Markets includes Florida, Arizona, the International Finance division and businesses with a national perspective. The Finance & Other category includes the Finance segment and the Other category as previously described. Market segment results are provided as supplemental information to the business segment results and may not meet all operating segment criteria as set forth in GAAP. For comparability purposes, amounts in all periods are based on market segments and methodologies in effect at December 31, 2016.
A discussion of the financial results and the factors impacting performance can be found in the section entitled "Market Segments" in the financial review.
Market segment financial results are as follows:

(dollar amounts in millions)	Michigan	California	Texas	Other Markets	Finance & Other	Total
Year Ended December 31, 2016
Earnings summary:
Net interest income (expense)	$672	$715	$471	$351	$(412)	$1,797
Provision for credit losses	9	21	225	(7)	—	248
Noninterest income	320	162	129	393	47	1,051
Noninterest expenses	620	434	408	445	23	1,930
Provision (benefit) for income taxes	116	152	(12)	81	(144)	193
Net income (loss)	$247	$270	$(21)	$225	$(244)	$477
Net credit-related charge-offs	$9	$26	$118	$4	$—	$157

Selected average balances:
Assets	$13,262	$17,855	$11,101	$9,062	$20,463	$71,743
Loans	12,614	17,574	10,637	8,171	—	48,996
Deposits	21,807	17,408	10,168	8,005	353	57,741

Statistical data:
Return on average assets (a)	1.09%	1.46%	(0.17)%	2.48%	N/M	0.67%
Efficiency ratio (b)	62.01	49.49	67.80	59.79	N/M	67.53
(Table continues on following page)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Comerica Incorporated and Subsidiaries

(dollar amounts in millions)	Michigan	California	Texas	Other Markets	Finance & Other	Total
Year Ended December 31, 2015
Earnings summary:
Net interest income (expense)	$715	$732	$519	$337	$(614)	$1,689
Provision for credit losses	(27)	17	131	25	1	147
Noninterest income	329	150	131	381	44	1,035
Noninterest expenses	594	405	387	431	10	1,827
Provision (benefit) for income taxes	153	165	54	65	(208)	229
Net income (loss)	$324	$295	$78	$197	$(373)	$521
Net credit-related charge-offs	$8	$18	$46	$29	$—	$101

Selected average balances:
Assets	$13,761	$16,881	$11,778	$8,708	$19,119	$70,247
Loans	13,180	16,613	11,168	7,667	—	48,628
Deposits	21,873	17,763	10,882	7,403	405	58,326

Statistical data:
Return on average assets (a)	1.42%	1.56%	0.62%	2.27%	N/M	0.74%
Efficiency ratio (b)	56.69	45.90	59.55	59.79	N/M	66.93

(dollar amounts in millions)	Michigan	California	Texas	Other Markets	Finance & Other	Total
Year Ended December 31, 2014
Earnings summary:
Net interest income (expense)	$712	$720	$542	$310	$(629)	$1,655
Provision for credit losses	(32)	28	50	(18)	(1)	27
Noninterest income	342	143	139	178	55	857
Noninterest expenses	639	395	368	205	8	1,615
Provision (benefit) for income taxes	160	168	96	77	(224)	277
Net income (loss)	$287	$272	$167	$224	$(357)	$593
Net credit-related charge-offs (recoveries)	$8	$22	$9	$(14)	$—	$25

Selected average balances:
Assets	$13,749	$15,667	$11,645	$7,610	$17,665	$66,336
Loans	13,336	15,390	10,954	6,908	—	46,588
Deposits	21,023	16,142	10,764	6,386	469	54,784

Statistical data:
Return on average assets (a)	1.31%	1.59%	1.39%	2.94%	N/M	0.89%
Efficiency ratio (b)	60.41	45.64	53.93	42.26	N/M	64.16

(a)	Return on average assets is calculated based on the greater of average assets or average liabilities and attributed equity.
(b)    Noninterest expenses as a percentage of the sum of net interest income (fully taxable equivalent basis) and noninterest income excluding net securities gains.
N/M – not meaningful

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Comerica Incorporated and Subsidiaries

NOTE 24 - PARENT COMPANY FINANCIAL STATEMENTS
BALANCE SHEETS - COMERICA INCORPORATED

(in millions, except share data)
December 31	2016	2015
Assets
Cash and due from subsidiary bank	$761	$4
Short-term investments with subsidiary bank	—	569
Other short-term investments	87	89
Investment in subsidiaries, principally banks	7,561	7,523
Premises and equipment	2	3
Other assets	150	137
Total assets	$8,561	$8,325
Liabilities and Shareholders’ Equity
Medium- and long-term debt	$604	$608
Other liabilities	161	157
Total liabilities	765	765
Common stock - $5 par value:
Authorized - 325,000,000 shares
Issued - 228,164,824 shares	1,141	1,141
Capital surplus	2,135	2,173
Accumulated other comprehensive loss	(383)	(429)
Retained earnings	7,331	7,084
Less cost of common stock in treasury - 52,851,156 shares at 12/31/16 and 52,457,113 shares at 12/31/15	(2,428)	(2,409)
Total shareholders’ equity	7,796	7,560
Total liabilities and shareholders’ equity	$8,561	$8,325
STATEMENTS OF INCOME - COMERICA INCORPORATED

(in millions)
Years Ended December 31	2016	2015	2014
Income
Income from subsidiaries:
Dividends from subsidiaries	$549	$441	$384
Other interest income	1	1	1
Intercompany management fees	138	123	118
Other noninterest income	3	1	7
Total income	691	566	510
Expenses
Interest on medium- and long-term debt	10	14	14
Salaries and benefits expense	114	112	114
Net occupancy expense	5	5	5
Equipment expense	1	1	1
Restructuring charges	33	—	—
Other noninterest expenses	72	70	70
Total expenses	235	202	204
Income before benefit for income taxes and equity in undistributed earnings of subsidiaries	456	364	306
Benefit for income taxes	(28)	(27)	(27)
Income before equity in undistributed earnings of subsidiaries	484	391	333
Equity in undistributed earnings of subsidiaries, principally banks	(7)	130	260
Net income	477	521	593
Less income allocated to participating securities	4	6	7
Net income attributable to common shares	$473	$515	$586

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Comerica Incorporated and Subsidiaries

STATEMENTS OF CASH FLOWS - COMERICA INCORPORATED

(in millions)
Years Ended December 31	2016	2015	2014
Operating Activities
Net income	$477	$521	$593
Adjustments to reconcile net income to net cash provided by operating activities:
Undistributed earnings of subsidiaries, principally banks	7	(130)	(260)
Depreciation and amortization	1	1	1
Net periodic defined benefit cost	1	5	4
Share-based compensation expense	14	14	16
Benefit for deferred income taxes	(3)	—	—
Excess tax benefits from share-based compensation arrangements	(9)	(3)	(7)
Other, net	6	5	16
Net cash provided by operating activities	494	413	363
Investing Activities
Net change in premises and equipment	—	(1)	2
Net cash (used in) provided by investing activities	—	(1)	2
Financing Activities
Medium- and long-term debt:
Maturities and redemptions	—	(600)	—
Issuances	—	—	596
Common Stock:
Repurchases	(310)	(240)	(260)
Cash dividends paid	(152)	(147)	(137)
Issuances of common stock under employee stock plans	152	22	49
Purchase and retirement of warrants	—	(10)	—
Excess tax benefits from share-based compensation arrangements	9	3	7
Other, net	(5)	—	—
Net cash (used in) provided by financing activities	(306)	(972)	255
Net increase (decrease) in cash and cash equivalents	188	(560)	620
Cash and cash equivalents at beginning of period	573	1,133	513
Cash and cash equivalents at end of period	$761	$573	$1,133
Interest paid	$9	$16	$12
Income taxes recovered	$(139)	$(62)	$(33)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Comerica Incorporated and Subsidiaries

NOTE 25 - SUMMARY OF QUARTERLY FINANCIAL STATEMENTS (UNAUDITED)
The following quarterly information is unaudited. However, in the opinion of management, the information reflects all adjustments, which are necessary for the fair presentation of the results of operations, for the periods presented.

	2016
(in millions, except per share data)	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Interest income	$484	$480	$473	$472
Interest expense	29	30	28	25
Net interest income	455	450	445	447
Provision for credit losses	35	16	49	148
Net securities losses	(2)	—	(1)	(2)
Noninterest income excluding net securities losses	269	272	269	246
Noninterest expenses	461	493	518	458
Provision for income taxes	62	64	42	25
Net income	164	149	104	60
Less income allocated to participating securities	1	1	1	1
Net income attributable to common shares	$163	$148	$103	$59
Earnings per common share:
Basic	$0.95	$0.87	$0.60	$0.34
Diluted	0.92	0.84	0.58	0.34
Comprehensive income	73	152	137	161

	2015
(in millions, except per share data)	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Interest income	$457	$448	$444	$435
Interest expense	24	26	23	22
Net interest income	433	422	421	413
Provision for credit losses	60	26	47	14
Net securities losses	—	—	—	(2)
Noninterest income excluding net securities losses	266	260	258	253
Noninterest expenses	482	457	433	455
Provision for income taxes	41	63	64	61
Net income	116	136	135	134
Less income allocated to participating securities	1	2	1	2
Net income attributable to common shares	$115	$134	$134	$132
Earnings per common share:
Basic	$0.65	$0.76	$0.76	$0.75
Diluted	0.64	0.74	0.73	0.73
Comprehensive income	32	187	109	176

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
Management assessed, with participation of the Corporation’s Chief Executive Officer and Chief Financial Officer, internal control over financial reporting as it relates to the Corporation’s consolidated financial statements presented in conformity with U.S. generally accepted accounting principles as of December 31, 2016. The assessment was based on criteria for effective internal control over financial reporting described in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Based on this assessment, management determined that internal control over financial reporting is effective as it relates to the Corporation’s consolidated financial statements presented in conformity with U.S. generally accepted accounting principles as of December 31, 2016.
Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
The Corporation's internal control over financial reporting as of December 31, 2016 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their accompanying report.
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

Ralph W. Babb Jr.	David E. Duprey	Muneera S. Carr
Chairman and	Executive Vice President and	Executive Vice President and
Chief Executive Officer	Chief Financial Officer	Chief Accounting Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Shareholders
Comerica Incorporated
We have audited Comerica Incorporated and subsidiaries' internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Comerica Incorporated and subsidiaries' management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report of Management. Our responsibility is to express an opinion on the Corporation's internal control over financial reporting based on our audit.
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
In our opinion, Comerica Incorporated and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Comerica Incorporated and subsidiaries as of December 31, 2016 and 2015, and the related consolidated statements of income, comprehensive income, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 2016 of Comerica Incorporated and subsidiaries and our report dated February 14, 2017 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Dallas, TX
February 14, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Shareholders
Comerica Incorporated
We have audited the accompanying consolidated balance sheets of Comerica Incorporated and subsidiaries as of December 31, 2016 and 2015, and the related consolidated statements of income, comprehensive income, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 2016. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Comerica Incorporated and subsidiaries at December 31, 2016 and 2015, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Comerica Incorporated and subsidiaries’ internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 14, 2017 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Dallas, TX
February 14, 2017

HISTORICAL REVIEW - AVERAGE BALANCE SHEETS
Comerica Incorporated and Subsidiaries
CONSOLIDATED FINANCIAL INFORMATION

(in millions)
Years Ended December 31	2016	2015	2014	2013	2012
ASSETS
Cash and due from banks	$1,146	$1,059	$934	$987	$983

Interest-bearing deposits with banks	5,099	6,158	5,513	4,930	4,128
Other short-term investments	102	106	109	112	134

Investment securities	12,348	10,237	9,350	9,637	9,915

Commercial loans	31,062	31,501	29,715	27,971	26,224
Real estate construction loans	2,508	1,884	1,909	1,486	1,390
Commercial mortgage loans	8,981	8,697	8,706	9,060	9,842
Lease financing	684	783	834	847	864
International loans	1,367	1,441	1,376	1,275	1,272
Residential mortgage loans	1,894	1,878	1,778	1,620	1,505
Consumer loans	2,500	2,444	2,270	2,153	2,209
Total loans	48,996	48,628	46,588	44,412	43,306
Less allowance for loan losses	(730)	(621)	(601)	(622)	(693)
Net loans	48,266	48,007	45,987	43,790	42,613
Accrued income and other assets	4,782	4,680	4,443	4,477	4,796
Total assets	$71,743	$70,247	$66,336	$63,933	$62,569
LIABILITIES AND SHAREHOLDERS’ EQUITY
Noninterest-bearing deposits	$29,751	$28,087	$25,019	$22,379	$21,004

Money market and interest-bearing checking deposits	22,744	24,073	22,891	21,704	20,622
Savings deposits	2,013	1,841	1,744	1,657	1,593
Customer certificates of deposit	3,200	4,209	4,869	5,471	5,902
Other time deposits	—	—	—	—	—
Foreign office time deposits	33	116	261	500	412
Total interest-bearing deposits	27,990	30,239	29,765	29,332	28,529
Total deposits	57,741	58,326	54,784	51,711	49,533
Short-term borrowings	138	93	200	211	76
Accrued expenses and other liabilities	1,273	1,389	1,016	1,074	1,133
Medium- and long-term debt	4,917	2,905	2,963	3,972	4,818
Total liabilities	64,069	62,713	58,963	56,968	55,560
Total shareholders’ equity	7,674	7,534	7,373	6,965	7,009
Total liabilities and shareholders’ equity	$71,743	$70,247	$66,336	$63,933	$62,569

HISTORICAL REVIEW - STATEMENTS OF INCOME
Comerica Incorporated and Subsidiaries
CONSOLIDATED FINANCIAL INFORMATION

(in millions, except per share data)
Years Ended December 31	2016	2015	2014	2013	2012
INTEREST INCOME
Interest and fees on loans	$1,635	$1,551	$1,525	$1,556	$1,617
Interest on investment securities	247	216	211	214	234
Interest on short-term investments	27	17	14	14	12
Total interest income	1,909	1,784	1,750	1,784	1,863
INTEREST EXPENSE
Interest on deposits	40	43	45	55	70
Interest on medium- and long-term debt	72	52	50	57	65
Total interest expense	112	95	95	112	135
Net interest income	1,797	1,689	1,655	1,672	1,728
Provision for credit losses	248	147	27	46	79
Net interest income after provision for loan losses	1,549	1,542	1,628	1,626	1,649
NONINTEREST INCOME
Card fees	303	276	81	78	70
Service charges on deposit accounts	219	223	215	214	214
Fiduciary income	190	187	180	171	158
Commercial lending fees	89	99	98	99	96
Letter of credit fees	50	53	57	64	71
Bank-owned life insurance	42	40	39	40	39
Foreign exchange income	42	40	40	36	38
Brokerage fees	19	17	17	17	19
Net securities (losses) gains	(5)	(2)	—	(1)	12
Other noninterest income	102	102	130	156	146
Total noninterest income	1,051	1,035	857	874	863
NONINTEREST EXPENSES
Salaries and benefits expense	961	1,009	980	1,009	1,018
Outside processing fee expense	336	318	111	111	100
Net occupancy expense	157	159	171	160	163
Equipment expense	53	53	57	60	65
Restructuring charges	93	—	—	—	35
Software expense	119	99	95	90	90
FDIC insurance expense	54	37	33	33	38
Advertising expense	21	24	23	21	27
Litigation-related expenses	1	(32)	4	52	23
Gain on debt redemption	—	—	(32)	(1)	—
Other noninterest expenses	135	160	173	179	191
Total noninterest expenses	1,930	1,827	1,615	1,714	1,750
Income before income taxes	670	750	870	786	762
Provision for income taxes	193	229	277	245	241
NET INCOME	$477	$521	$593	$541	$521
Less income allocated to participating securities	4	6	7	8	6
Net income attributable to common shares	$473	$515	$586	$533	$515
Earnings per common share:
Basic	2.74	2.93	3.28	2.92	2.68
Diluted	2.68	2.84	3.16	2.85	2.67

Comprehensive income	523	504	572	563	464

Cash dividends declared on common stock	155	148	143	126	106
Cash dividends declared per common share	0.89	0.83	0.79	0.68	0.55

HISTORICAL REVIEW - STATISTICAL DATA
Comerica Incorporated and Subsidiaries
CONSOLIDATED FINANCIAL INFORMATION

Years Ended December 31	2016	2015	2014	2013	2012
Average Rates (Fully Taxable Equivalent Basis)
Interest-bearing deposits with banks	0.51%	0.26%	0.26%	0.26%	0.26%
Other short-term investments	0.61	0.81	0.57	1.22	1.65

Investment securities	2.02	2.13	2.26	2.25	2.43

Commercial loans	3.26	3.07	3.12	3.28	3.44
Real estate construction loans	3.63	3.48	3.41	3.85	4.44
Commercial mortgage loans	3.49	3.41	3.75	4.11	4.44
Lease financing	2.65	3.17	2.33	3.23	3.01
International loans	3.63	3.58	3.65	3.74	3.73
Residential mortgage loans	3.76	3.77	3.82	4.09	4.55
Consumer loans	3.32	3.26	3.20	3.30	3.42
Total loans	3.34	3.20	3.28	3.51	3.74
Interest income as a percentage of earning assets	2.88	2.75	2.85	3.03	3.27

Domestic deposits	0.14	0.14	0.14	0.18	0.24
Deposits in foreign offices	0.35	1.02	0.82	0.52	0.63
Total interest-bearing deposits	0.14	0.14	0.15	0.19	0.25
Short-term borrowings	0.45	0.05	0.04	0.07	0.12
Medium- and long-term debt	1.45	1.80	1.68	1.45	1.36
Interest expense as a percentage of interest-bearing sources	0.34	0.29	0.29	0.33	0.41
Interest rate spread	2.54	2.46	2.56	2.70	2.86
Impact of net noninterest-bearing sources of funds	0.17	0.14	0.14	0.14	0.17
Net interest margin as a percentage of earning assets	2.71%	2.60%	2.70%	2.84%	3.03%

Ratios
Return on average common shareholders’ equity	6.22%	6.91%	8.05%	7.76%	7.43%
Return on average assets	0.67	0.74	0.89	0.85	0.83
Efficiency ratio (a)	67.53	66.93	64.16	68.72	69.15
Common equity tier 1 capital as a percentage of risk weighted assets (b)	11.09	10.54	n/a	n/a	n/a
Tier 1 capital as a percentage of risk-weighted assets (b)	11.09	10.54	10.50	10.64	10.14
Total capital as a percentage of risk-weighted assets	13.27	12.69	12.51	13.10	13.15
Common equity ratio	10.68	10.52	10.70	10.97	10.67
Tangible common equity as a percentage of tangible assets (c)	9.89	9.70	9.85	10.07	9.76

Per Common Share Data
Book value at year-end	$44.47	$43.03	$41.35	$39.22	$36.86
Market value at year-end	68.11	41.83	46.84	47.54	30.34
Market value for the year
High	70.44	53.45	53.50	48.69	34.00
Low	30.48	39.52	42.73	30.73	26.25

Other Data (share data in millions)
Average common shares outstanding - basic	172	176	179	183	191
Average common shares outstanding - diluted	177	181	185	187	192
Number of banking centers	458	477	481	483	489
Number of employees (full-time equivalent)	7,960	8,880	8,876	8,948	9,035

(a)	Noninterest expenses as a percentage of the sum of net interest income (FTE) and noninterest income excluding net securities gains (losses).

(b)
Ratios calculated based on the risk-based capital requirements in effect at the time. The U.S. implementation of the Basel III regulatory capital framework became effective on January 1, 2015, with transitional provisions.

(c)	See Supplemental Financial Data section for reconcilements of non-GAAP financial measures.
n/a - not applicable

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized as of February 14, 2017.

COMERICA INCORPORATED

By:	/s/ Ralph W. Babb, Jr.
Ralph W. Babb, Jr. Chairman and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities indicated as of February 14, 2017.

/s/ Ralph W. Babb, Jr.	Chairman and Chief Executive Officer and
Ralph W. Babb, Jr.	Director (Principal Executive Officer)

/s/ David E. Duprey	Executive Vice President and Chief Financial Officer
David E. Duprey	(Principal Financial Officer)

/s/ Muneera S. Carr	Executive Vice President and Chief Accounting Officer
Muneera S. Carr	(Principal Accounting Officer)

/s/ Michael E. Collins
Michael E. Collins	Director

/s/ Roger A. Cregg
Roger A. Cregg	Director

T. Kevin DeNicola	Director

Jacqueline P. Kane	Director

/s/ Richard G. Lindner
Richard G. Lindner	Director

/s/ Alfred A. Piergallini
Alfred A. Piergallini	Director

/s/ Robert S. Taubman
Robert S. Taubman	Director

/s/ Reginald M. Turner, Jr.
Reginald M. Turner, Jr.	Director

/s/ Nina G. Vaca
Nina G. Vaca	Director

/s/ Michael G. Van de Ven
Michael G. Van de Ven	Director

S-1

EXHIBIT INDEX

3.1	Restated Certificate of Incorporation of Comerica Incorporated (filed as Exhibit 3.2 to Registrant's Current Report on Form 8-K dated August 4, 2010, and incorporated herein by reference).

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

10.1G†	Form of Standard Comerica Incorporated Non-Qualified Stock Option Agreement under the Comerica Incorporated Amended and Restated 2006 Long-Term Incentive Plan (2017 version).

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

10.1M†	Form of Standard Comerica Incorporated Restricted Stock Award Agreement (non-cliff vesting) under the Amended and Restated Comerica Incorporated 2006 Long-Term Incentive Plan (2017 version).

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

10.1Q†	Form of Standard Comerica Incorporated Restricted Stock Award Agreement (cliff vesting) under the Comerica Incorporated 2006 Amended and Restated Long-Term Incentive Plan (2017 version).

10.1R†
Form of Standard Comerica Incorporated Restricted Stock Award Agreement (cliff vesting) under the Comerica Incorporated 2006 Amended and Restated Long-Term Incentive Plan (long-term restricted version) (filed as Exhibit 10.41 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2009, and incorporated herein by reference).

10.1S†
Form of Standard Comerica Incorporated Restricted Stock Unit Agreement under the Amended and Restated Comerica Incorporated 2006 Long-Term Incentive Plan (2011 version) (filed as Exhibit 10.47 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2010, and incorporated herein by reference).

10.1T†
Form of Standard Comerica Incorporated Restricted Stock Unit Agreement under the Amended and Restated Comerica Incorporated 2006 Long-Term Incentive Plan (2011 version 2) (filed as Exhibit 10.5 to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, and incorporated herein by reference).

10.1U†
Form of Standard Comerica Incorporated Performance Restricted Stock Unit Agreement under the Amended and Restated Comerica Incorporated 2006 Long-Term Incentive Plan (2012 version) (filed as Exhibit 10.1 to Registrant's Current Report on Form 8-K dated November 19, 2012, and incorporated herein by reference).

10.1V†
Form of Standard Comerica Incorporated Senior Executive Long-Term Performance Restricted Stock Unit Award Agreement under the Amended and Restated Comerica Incorporated 2006 Long-Term Incentive Plan (filed as Exhibit 10.3 to Registrant's Current Report on Form 8-K dated January 21, 2014, and incorporated herein by reference).

10.1W†
Form of Standard Comerica Incorporated Senior Executive Long-Term Performance Restricted Stock Unit Award Agreement under the Amended and Restated Comerica Incorporated 2006 Long-Term Incentive Plan (2014 version 2) (filed as Exhibit 10.3 to Registrant's Current Report on Form 8-K dated July 22, 2014, and incorporated herein by reference).

10.1X†
Form of Standard Comerica Incorporated Senior Executive Long-Term Performance Restricted Stock Unit Award Agreement under the Amended and Restated Comerica Incorporated 2006 Long-Term Incentive Plan (2015 version) (filed as Exhibit 10.1 to Registrant's Current Report on Form 8-K dated November 10, 2015, and incorporated herein by reference).

10.1Y†
Form of Standard Comerica Incorporated Senior Executive Long-Term Performance Restricted Stock Unit Award Agreement under the Amended and Restated Comerica Incorporated 2006 Long-Term Incentive Plan (2017 version).

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

10.5†	Comerica Incorporated 2011 Management Incentive Plan (filed as Exhibit 10.1 to Registrant's Current Report on Form 8-K dated April 26, 2011, and incorporated herein by reference).

10.6†	Comerica Incorporated 2016 Management Incentive Plan (filed as Exhibit 10.1 to Registrant's Current Report on Form 8-K dated May 2, 2016, and incorporated herein by reference).

10.7†
Form of Standard Comerica Incorporated No Sale Agreement under the Comerica Incorporated Amended and Restated Management Incentive Plan (filed as Exhibit 10.5 to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, and incorporated herein by reference).

10.8†
Supplemental Retirement Income Account Plan (formerly known as the Amended and Restated Benefit Equalization Plan for Employees of Comerica Incorporated) (amended and restated October 13, 2016, with amendments effective January 1, 2017) (filed as Exhibit 10.1 to Registrant's Current Report on Form 8-K dated January 26, 2017, and incorporated herein by reference).

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

10.14†
Comerica Incorporated Amended and Restated Incentive Plan for Non-Employee Directors (amended and restated effective May 15, 2014) (filed as Exhibit 10.3 to Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, and incorporated herein by reference).

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

10.16†
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

10.19B†
Restrictive Covenants and General Release Agreement by and between Jon W. Bilstrom and Comerica Incorporated dated July 21, 2016 (filed as Exhibit 10.1 to Registrant's Current Report on Form 8-K dated July 27, 2016, and incorporated herein by reference).

10.19C†	Restrictive Covenants and General Release Agreement by and between J. Patrick Faubion and Comerica Incorporated dated December 11, 2016.

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

10.23†	Form of Change of Control Employment Agreement (BE2-BE3 Version) (filed as Exhibit 10.2 to Registrant's Current Report on Form 8-K dated November 18, 2008, and incorporated herein by reference).

10.23A†	Schedule of Named Executive Officers Party to Change of Control Employment Agreement (BE2-BE3 Version).

11	Statement regarding Computation of Net Income Per Common Share (incorporated by reference from Note 15 on page F-88 of this Annual Report on Form 10-K).

12	(not applicable)

13	(not applicable)

14	(not applicable)

16	(not applicable)

18	(not applicable)

21	Subsidiaries of Registrant.

22	(not applicable)

23.1	Consent of Ernst & Young LLP.

24	(not applicable)

31.1	Chairman and CEO Rule 13a-14(a)/15d-14(a) Certification of Periodic Report (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002).

31.2	Executive Vice President and CFO Rule 13a-14(a)/15d-14(a) Certification of Periodic Report (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002).

32	Section 1350 Certification of Periodic Report (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002).

33	(not applicable)

34	(not applicable)

35	(not applicable)

95	(not applicable)

99	(not applicable)

100	(not applicable)

101
Financial statements from Annual Report on Form 10-K of the Registrant for the year ended December 31, 2016, formatted in Extensible Business Reporting Language: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Changes in Shareholders' Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements.

†	Management contract or compensatory plan or arrangement.

File No. for all filings under Exchange Act, unless otherwise noted: 1-10706.