Form 10-Q
period 2017-03-31
COMERICA INC /NEW/
filed 2017-04-28
CIK 28412

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________
FORM 10-Q
______________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
$5 par value common stock:
Outstanding as of April 24, 2017: 176,936,261 shares

COMERICA INCORPORATED AND SUBSIDIARIES

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements

CONSOLIDATED BALANCE SHEETS
Comerica Incorporated and Subsidiaries

(in millions, except share data)	March 31, 2017	December 31, 2016
	(unaudited)
ASSETS
Cash and due from banks	$1,176	$1,249

Interest-bearing deposits with banks	7,143	5,969
Other short-term investments	92	92

Investment securities available-for-sale	10,830	10,787
Investment securities held-to-maturity	1,508	1,582

Commercial loans	30,215	30,994
Real estate construction loans	2,930	2,869
Commercial mortgage loans	9,021	8,931
Lease financing	550	572
International loans	1,106	1,258
Residential mortgage loans	1,944	1,942
Consumer loans	2,537	2,522
Total loans	48,303	49,088
Less allowance for loan losses	(708)	(730)
Net loans	47,595	48,358
Premises and equipment	488	501
Accrued income and other assets	4,144	4,440
Total assets	$72,976	$72,978

LIABILITIES AND SHAREHOLDERS’ EQUITY
Noninterest-bearing deposits	$31,892	$31,540

Money market and interest-bearing checking deposits	22,177	22,556
Savings deposits	2,138	2,064
Customer certificates of deposit	2,597	2,806
Foreign office time deposits	59	19
Total interest-bearing deposits	26,971	27,445
Total deposits	58,863	58,985
Short-term borrowings	41	25
Accrued expenses and other liabilities	989	1,012
Medium- and long-term debt	5,153	5,160
Total liabilities	65,046	65,182

Common stock - $5 par value:
Authorized - 325,000,000 shares
Issued - 228,164,824 shares	1,141	1,141
Capital surplus	2,106	2,135
Accumulated other comprehensive loss	(379)	(383)
Retained earnings	7,431	7,331
Less cost of common stock in treasury - 50,732,795 shares at 3/31/17 and 52,851,156 shares at 12/31/16	(2,369)	(2,428)
Total shareholders’ equity	7,930	7,796
Total liabilities and shareholders’ equity	$72,976	$72,978
See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)
Comerica Incorporated and Subsidiaries

	Three Months Ended March 31,
(in millions, except per share data)	2017	2016
INTEREST INCOME
Interest and fees on loans	$421	$406
Interest on investment securities	62	62
Interest on short-term investments	13	4
Total interest income	496	472
INTEREST EXPENSE
Interest on deposits	9	10
Interest on medium- and long-term debt	17	15
Total interest expense	26	25
Net interest income	470	447
Provision for credit losses	16	148
Net interest income after provision for credit losses	454	299
NONINTEREST INCOME
Card fees	77	72
Service charges on deposit accounts	58	55
Fiduciary income	49	46
Commercial lending fees	20	20
Letter of credit fees	12	13
Bank-owned life insurance	10	9
Foreign exchange income	11	10
Brokerage fees	5	4
Net securities losses	—	(2)
Other noninterest income	29	17
Total noninterest income	271	244
NONINTEREST EXPENSES
Salaries and benefits expense	233	248
Outside processing fee expense	87	78
Net occupancy expense	38	38
Equipment expense	11	13
Restructuring charges	11	—
Software expense	29	29
FDIC insurance expense	13	11
Advertising expense	4	4
Litigation-related expense	(2)	—
Other noninterest expenses	33	37
Total noninterest expenses	457	458
Income before income taxes	268	85
Provision for income taxes	66	25
NET INCOME	202	60
Less income allocated to participating securities	2	1
Net income attributable to common shares	$200	$59
Earnings per common share:
Basic	$1.15	$0.34
Diluted	1.11	0.34

Comprehensive income	206	161

Cash dividends declared on common stock	42	37
Cash dividends declared per common share	0.23	0.21
See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (unaudited)
Comerica Incorporated and Subsidiaries

	Common Stock			Accumulated Other Comprehensive Loss			Total Shareholders’ Equity
(in millions, except per share data)	Shares Outstanding	Amount	Capital Surplus		Retained Earnings	Treasury Stock

BALANCE AT DECEMBER 31, 2015	175.7	$1,141	$2,173	$(429)	$7,084	$(2,409)	$7,560
Net income	—	—	—	—	60	—	60
Other comprehensive income, net of tax	—	—	—	101	—	—	101
Cash dividends declared on common stock ($0.21 per share)	—	—	—	—	(37)	—	(37)
Purchase of common stock	(1.4)	—	—	—	—	(49)	(49)
Net issuance of common stock under employee stock plans	0.8	—	(35)	—	(10)	34	(11)
Share-based compensation	—	—	20	—	—	—	20
BALANCE AT MARCH 31, 2016	175.1	$1,141	$2,158	$(328)	$7,097	$(2,424)	$7,644

BALANCE AT DECEMBER 31, 2016	175.3	$1,141	$2,135	$(383)	$7,331	$(2,428)	$7,796
Cumulative effect of change in accounting principle	—	—	3	—	(2)	—	1
Net income	—	—	—	—	202	—	202
Other comprehensive income, net of tax	—	—	—	4	—	—	4
Cash dividends declared on common stock ($0.23 per share)	—	—	—	—	(42)	—	(42)
Purchase of common stock	(1.7)	—	—	—	—	(118)	(118)
Net issuance of common stock under employee stock plans	2.3	—	(25)	—	(14)	108	69
Net issuance of common stock for warrants	1.5	—	(24)	—	(44)	68	—
Share-based compensation	—	—	18	—	—	—	18
Other	—	—	(1)	—	—	1	—
BALANCE AT MARCH 31, 2017	177.4	$1,141	$2,106	$(379)	$7,431	$(2,369)	$7,930
See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
Comerica Incorporated and Subsidiaries

	Three Months Ended March 31,
(in millions)	2017	2016
OPERATING ACTIVITIES
Net income	$202	$60
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	16	148
Benefit for deferred income taxes	(1)	(39)
Depreciation and amortization	31	30
Net periodic defined benefit (credit) cost	(4)	3
Share-based compensation expense	18	20
Net amortization of securities	2	2
Accretion of loan purchase discount	(1)	(2)
Net securities losses	—	2
Net gains on sales of foreclosed property	(1)	(1)
Net change in:
Accrued income receivable	3	(4)
Accrued expenses payable	5	10
Other, net	137	19
Net cash provided by operating activities	407	248
INVESTING ACTIVITIES
Investment securities available-for-sale:
Maturities and redemptions	393	350
Sales	1,259	—
Purchases	(1,699)	(291)
Investment securities held-to-maturity:
Maturities and redemptions	76	75
Net change in loans	752	(352)
Proceeds from sales of foreclosed property	3	5
Net increase in premises and equipment	(12)	(27)
Purchases of Federal Home Loan Bank stock	—	(21)
Other, net	1	3
Net cash provided by (used in) investing activities	773	(258)
FINANCING ACTIVITIES
Net change in:
Deposits	(5)	(3,537)
Short-term borrowings	16	491
Common stock:
Repurchases	(125)	(52)
Cash dividends paid	(40)	(37)
Issuances under employee stock plans	76	1
Other, net	(1)	(1)
Net cash used in financing activities	(79)	(3,135)
Net increase (decrease) in cash and cash equivalents	1,101	(3,145)
Cash and cash equivalents at beginning of period	7,218	6,147
Cash and cash equivalents at end of period	$8,319	$3,002
Interest paid	$27	$19
Income tax (refunds received) paid	(1)	2
Noncash investing and financing activities:
Loans transferred to other real estate	1	17
See notes to consolidated financial statements.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

NOTE 1 - BASIS OF PRESENTATION AND ACCOUNTING POLICIES
Organization
The accompanying unaudited consolidated financial statements were prepared in accordance with United States (U.S.) generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation were included. The results of operations for the three months ended March 31, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017. Certain items in prior periods were reclassified to conform to the current presentation. For further information, refer to the consolidated financial statements and footnotes thereto included in the Annual Report of Comerica Incorporated and Subsidiaries (the Corporation) on Form 10-K for the year ended December 31, 2016.
Share-Based Compensation
Effective January 1, 2016, the Corporation adopted the provisions of Financial Accounting Standards Board (FASB) Accounting Standards Update (ASU) No. 2016-09, “Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payments Accounting” (ASU 2016-09). ASU 2016-09 provides for the election of an accounting policy as to the timing of when stock award forfeitures are recognized in compensation expense. The Corporation elected to account for forfeitures as they occur, rather than account for compensation cost based on an estimate of the number of awards that are expected to vest. The prior period effect of this policy election as of the beginning of the year was reported as "cumulative effect of change in accounting principle" in the accompanying Consolidated Statements of Changes in Shareholders’ Equity (unaudited). In addition, ASU 2016-09 requires excess tax benefits and deficiencies resulting from employee stock awards to be prospectively recognized as a component of income taxes. Previously, excess tax benefits and deficiencies were recognized in "capital surplus" in the Consolidated Statements of Changes in Shareholders' Equity. Net excess tax benefits for awards that vested, were exercised or expired included in the "provision for income taxes" totaled $24 million for the three months ended March 31, 2017. The equivalent amount included in capital surplus for the three months ended March 31, 2016 was insignificant.
The Corporation also retrospectively adopted certain changes to the statement of cash flows in accordance with ASU 2016-09. Excess tax benefits must be classified as an operating activity and cash paid to a tax authority by the Corporation when withholding shares from an employee’s award for tax-withholding purposes must be classified as a financing activity. Accordingly, the Corporation reclassified $3 million from operating activities to financing activities in the Consolidated Statements of Cash Flows (unaudited) for the three months ended March 31, 2016 pertaining to shares withheld from employee awards for tax withholding purposes. Excess tax benefits were insignificant for the three months ended March 31, 2016.
Recently Issued Accounting Pronouncements
In March 2017, the FASB issued ASU No. 2017-07, “Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost” (ASU 2017-07), which requires employers to report service cost as part of compensation expense and the other components of net benefit cost separately from service cost on the statement of income. ASU 2017-07 is effective for the Corporation on January 1, 2018. Early adoption is permitted. The Corporation does not expect the new guidance to have a material impact on its financial condition or results of operation.
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
Refer to note 1 to the consolidated financial statements in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2016 for further information about the fair value hierarchy, descriptions of the valuation methodologies and key inputs used to measure financial assets and liabilities recorded at fair value, as well as a description of the methods and

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

significant assumptions used to estimate fair value disclosures for financial instruments not recorded at fair value in their entirety on a recurring basis.
ASSETS AND LIABLILITIES RECORDED AT FAIR VALUE ON A RECURRING BASIS
The following tables present the recorded amount of assets and liabilities measured at fair value on a recurring basis as of March 31, 2017 and December 31, 2016.

(in millions)	Total	Level 1	Level 2	Level 3
March 31, 2017
Trading securities:
Deferred compensation plan assets	$89	$89	$—	$—
Equity and other non-debt securities	1	1	—	—
Total trading securities	90	90	—	—
Investment securities available-for-sale:
U.S. Treasury and other U.S. government agency securities	2,780	2,780	—	—
Residential mortgage-backed securities (a)	7,938	—	7,938	—
State and municipal securities	5	—	—	5	(b)
Equity and other non-debt securities	107	61	—	46	(b)
Total investment securities available-for-sale	10,830	2,841	7,938	51
Derivative assets:
Interest rate contracts	85	—	74	11
Energy derivative contracts	99	—	99	—
Foreign exchange contracts	31	—	31	—
Warrants	2	—	—	2
Total derivative assets	217	—	204	13
Total assets at fair value	$11,137	$2,931	$8,142	$64
Derivative liabilities:
Interest rate contracts	$52	$—	$52	$—
Energy derivative contracts	98	—	98	—
Foreign exchange contracts	25	—	25	—
Total derivative liabilities	175	—	175	—
Deferred compensation plan liabilities	89	89	—	—
Total liabilities at fair value	$264	$89	$175	$—

(a)	Issued and/or guaranteed by U.S. government agencies or U.S. government-sponsored enterprises.

(b)	Auction-rate securities.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

(in millions)	Total	Level 1	Level 2	Level 3
December 31, 2016
Trading securities:
Deferred compensation plan assets	$87	$87	$—	$—
Equity and other non-debt securities	1	1	—	—
Total trading securities	88	88	—	—
Investment securities available-for-sale:
U.S. Treasury and other U.S. government agency securities	2,779	2,779	—	—
Residential mortgage-backed securities (a)	7,872	—	7,872	—
State and municipal securities	7	—	—	7	(b)
Equity and other non-debt securities	129	82	—	47	(b)
Total investment securities available-for-sale	10,787	2,861	7,872	54
Derivative assets:
Interest rate contracts	223	—	212	11
Energy derivative contracts	146	—	146	—
Foreign exchange contracts	38	—	38	—
Warrants	3	—	—	3
Total derivative assets	410	—	396	14
Total assets at fair value	$11,285	$2,949	$8,268	$68
Derivative liabilities:
Interest rate contracts	$81	$—	$81	$—
Energy derivative contracts	144	—	144	—
Foreign exchange contracts	29	—	29	—
Total derivative liabilities	254	—	254	—
Deferred compensation plan liabilities	87	87	—	—
Total liabilities at fair value	$341	$87	$254	$—

(a)	Issued and/or guaranteed by U.S. government agencies or U.S. government-sponsored enterprises.

(b)	Auction-rate securities.
There were no transfers of assets or liabilities recorded at fair value on a recurring basis into or out of Level 1, Level 2 and Level 3 fair value measurements during each of the three-month periods ended March 31, 2017 and 2016.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

The following table summarizes the changes in Level 3 assets and liabilities measured at fair value on a recurring basis for the three-month period ended March 31, 2017 and 2016.

		Net Realized/Unrealized Gains (Losses) (Pretax)

	Balance at Beginning of Period	Recorded in Earnings				Recorded in Other Comprehensive Income			Balance at End of Period

(in millions)		Realized		Unrealized			Redemptions	Sales
Three Months Ended March 31, 2017
Investment securities available-for-sale:
State and municipal securities (a)	$7	$—		$—		$—	$(2)	$—	$5
Equity and other non-debt securities (a)	47	—		—		—	(1)	—	46
Total investment securities available-for-sale	54	—		—		—	(3)	—	51
Derivative assets:
Interest rate contracts	11	—		—		—	—	—	11
Warrants	3	1	(b)	(1)	(b)	—	—	(1)	2
Three Months Ended March 31, 2016
Investment securities available-for-sale:
State and municipal securities (a)	$9	$—		$—		$—	$—	$—	$9
Corporate debt securities (a)	1	—		—		—	—	—	1
Equity and other non-debt securities (a)	67	—		—		(1)	(15)	—	51
Total investment securities available-for-sale	77	—		—		(1)	(15)	—	61
Derivative assets:
Interest rate contracts	9	—		11	(b)	—	—	—	20
Warrants	2	—		—		—	—	—	2

(a)	Auction-rate securities.

(b)	Realized and unrealized gains and losses due to changes in fair value recorded in "other noninterest income" on the consolidated statements of comprehensive income.

ASSETS AND LIABILITIES RECORDED AT FAIR VALUE ON A NONRECURRING BASIS
The Corporation may be required, from time to time, to record certain assets and liabilities at fair value on a nonrecurring basis. These include assets that are recorded at the lower of cost or fair value that were recognized at fair value below cost at the end of the period. The following table presents assets recorded at fair value on a nonrecurring basis at March 31, 2017 and December 31, 2016. No liabilities were recorded at fair value on a nonrecurring basis at March 31, 2017 and December 31, 2016.

(in millions)	Level 3
March 31, 2017
Loans:
Commercial	$276
Commercial mortgage	14
International	7
Total assets at fair value	$297
December 31, 2016
Loans:
Commercial	$256
Commercial mortgage	15
International	11
Total loans	282
Other real estate	1
Total assets at fair value	$283
Level 3 assets recorded at fair value on a nonrecurring basis at March 31, 2017 and December 31, 2016 included loans for which a specific allowance was established based on the fair value of collateral and other real estate for which fair value of the properties was less than the cost basis. For both asset classes, the unobservable inputs were the additional adjustments applied by management to the appraised values to reflect such factors as non-current appraisals and revisions to estimated time to sell. These adjustments are determined based on qualitative judgments made by management on a case-by-case basis and are not quantifiable inputs, although they are used in the determination of fair value.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

The following table presents quantitative information related to the significant unobservable inputs utilized in the Corporation's Level 3 recurring fair value measurement as of March 31, 2017 and December 31, 2016.The Corporation's Level 3 recurring fair value measurements primarily include auction-rate securities where fair value is determined using an income approach based on a discounted cash flow model and certain interest rate derivative contracts where credit valuation adjustments are significant to the overall fair value of the derivative. The inputs in the table below reflect management's expectation of continued illiquidity in the secondary auction-rate securities market due to a lack of market activity for the issuers remaining in the portfolio, a lack of market incentives for issuer redemptions, and the expectation for a continuing low interest rate environment. The workout periods reflect management's expectation of the pace at which short-term interest rates could rise at each respective period.

		Discounted Cash Flow Model
		Unobservable Input
	Fair Value (in millions)	Discount Rate	Workout Period (in years)
March 31, 2017
State and municipal securities (a)	$5	5% - 7%	1 - 2
Equity and other non-debt securities (a)	46	7% - 9%	1 - 2
December 31, 2016
State and municipal securities (a)	$7	4% - 6%	1 - 2
Equity and other non-debt securities (a)	47	7% - 9%	1 - 2

(a)	Auction-rate securities.
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

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

The carrying amount and estimated fair value of financial instruments not recorded at fair value in their entirety on a recurring basis on the Corporation’s consolidated balance sheets are as follows:

	Carrying Amount	Estimated Fair Value
(in millions)		Total	Level 1	Level 2	Level 3
March 31, 2017
Assets
Cash and due from banks	$1,176	$1,176	$1,176	$—	$—
Interest-bearing deposits with banks	7,143	7,143	7,143	—	—
Investment securities held-to-maturity	1,508	1,499	—	1,499	—
Loans held-for-sale	2	2	—	2	—
Total loans, net of allowance for loan losses (a)	47,595	47,341	—	—	47,341
Customers’ liability on acceptances outstanding	4	4	4	—	—
Restricted equity investments	207	207	207	—	—
Nonmarketable equity securities (b)	11	18
Liabilities
Demand deposits (noninterest-bearing)	31,892	31,892	—	31,892	—
Interest-bearing deposits	24,374	24,374	—	24,374	—
Customer certificates of deposit	2,597	2,523	—	2,523	—
Total deposits	58,863	58,789	—	58,789	—
Short-term borrowings	41	41	41	—	—
Acceptances outstanding	4	4	4	—	—
Medium- and long-term debt	5,153	5,149	—	5,149	—
Credit-related financial instruments	(74)	(74)	—	—	(74)
December 31, 2016
Assets
Cash and due from banks	$1,249	$1,249	$1,249	$—	$—
Interest-bearing deposits with banks	5,969	5,969	5,969	—	—
Investment securities held-to-maturity	1,582	1,576	—	1,576	—
Loans held-for-sale	4	4	—	4	—
Total loans, net of allowance for loan losses (a)	48,358	48,250	—	—	48,250
Customers’ liability on acceptances outstanding	5	5	5	—	—
Restricted equity investments	207	207	207	—	—
Nonmarketable equity securities (b)	11	16
Liabilities
Demand deposits (noninterest-bearing)	31,540	31,540	—	31,540	—
Interest-bearing deposits	24,639	24,639	—	24,639	—
Customer certificates of deposit	2,806	2,731	—	2,731	—
Total deposits	58,985	58,910	—	58,910	—
Short-term borrowings	25	25	25	—	—
Acceptances outstanding	5	5	5	—	—
Medium- and long-term debt	5,160	5,132	—	5,132	—
Credit-related financial instruments	(73)	(73)	—	—	(73)

(a)	Included $297 million and $282 million of impaired loans recorded at fair value on a nonrecurring basis at March 31, 2017 and December 31, 2016, respectively.

(b)
Certain investments that are measured at fair value using the net asset value have not been classified in the fair value hierarchy. The fair value amounts presented in the table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the consolidated balance sheets.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

NOTE 3 - INVESTMENT SECURITIES
A summary of the Corporation’s investment securities follows:

(in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
March 31, 2017
Investment securities available-for-sale:
U.S. Treasury and other U.S. government agency securities	$2,772	$9	$1	$2,780
Residential mortgage-backed securities (a)	7,990	46	98	7,938
State and municipal securities	5	—	—	5
Equity and other non-debt securities	107	1	1	107
Total investment securities available-for-sale (b)	$10,874	$56	$100	$10,830
Investment securities held-to-maturity (c):
Residential mortgage-backed securities (a)	$1,508	$—	$9	$1,499

December 31, 2016
Investment securities available-for-sale:
U.S. Treasury and other U.S. government agency securities	$2,772	$8	$1	$2,779
Residential mortgage-backed securities (a)	7,921	48	97	7,872
State and municipal securities	7	—	—	7
Equity and other non-debt securities	129	1	1	129
Total investment securities available-for-sale (b)	$10,829	$57	$99	$10,787
Investment securities held-to-maturity (c):
Residential mortgage-backed securities (a)	$1,582	$1	$7	$1,576

(a)	Issued and/or guaranteed by U.S. government agencies or U.S. government-sponsored enterprises.

(b)
Included auction-rate securities at amortized cost and fair value of $52 million and $51 million, respectively as of March 31, 2017 and $55 million and $54 million, respectively, as of December 31, 2016.

(c)
The amortized cost of investment securities held-to-maturity included net unrealized losses of $11 million at March 31, 2017 and $12 million at December 31, 2016 related to securities transferred from available-for-sale, which are included in accumulated other comprehensive loss.

A summary of the Corporation’s investment securities in an unrealized loss position as of March 31, 2017 and December 31, 2016 follows:

	Temporarily Impaired
	Less than 12 Months			12 Months or more			Total
(in millions)	Fair Value	Unrealized Losses		Fair Value	Unrealized Losses		Fair Value	Unrealized Losses
March 31, 2017
U.S. Treasury and other U.S. government agency securities	$709	$1		$—	$—		$709	$1
Residential mortgage-backed securities (a)	5,116	90		1,123	29		6,239	119
State and municipal securities (b)	—	—		5	—	(c)	5	—	(c)
Equity and other non-debt securities (b)	—	—		46	1		46	1
Total temporarily impaired securities	$5,825	$91		$1,174	$30		$6,999	$121
December 31, 2016
U.S. Treasury and other U.S. government agency securities	$527	$1		$—	$—		$527	$1
Residential mortgage-backed securities (a)	4,992	87		1,177	32		6,169	119
State and municipal securities (b)	—	—		7	—	(c)	7	—	(c)
Equity and other non-debt securities (b)	36	—	(c)	11	—	(c)	47	—	(c)
Total temporarily impaired securities	$5,555	$88		$1,195	$32		$6,750	$120

(a)	Issued and/or guaranteed by U.S. government agencies or U.S. government-sponsored enterprises.

(b)	Primarily auction-rate securities.

(c)	Unrealized losses less than $0.5 million.
At March 31, 2017, the Corporation had 238 securities in an unrealized loss position with no credit impairment, including 8 U.S. Treasury securities, 189 residential mortgage-backed securities, 28 auction-rate preferred securities and 13 state and

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

municipal auction-rate securities. As of March 31, 2017, approximately 96 percent of the aggregate par value of auction-rate securities have been redeemed or sold since acquisition, of which approximately 90 percent were redeemed at or above cost. The unrealized losses for these securities resulted from changes in market interest rates and liquidity. The Corporation ultimately expects full collection of the carrying amount of these securities, does not intend to sell the securities in an unrealized loss position, and it is not more-likely-than-not that the Corporation will be required to sell the securities in an unrealized loss position prior to recovery of amortized cost. The Corporation does not consider these securities to be other-than-temporarily impaired at March 31, 2017.
Sales, calls and write-downs of investment securities available-for-sale resulted in no securities gains or losses for the three-month period ended March 31, 2017 and no gains and $2 million of losses for the three-month period ended March 31, 2016, recorded in “net securities losses” on the consolidated statements of comprehensive income. Securities losses resulted primarily from charges related to a derivative contract tied to the conversion rate of Visa Class B shares.
The following table summarizes the amortized cost and fair values of debt securities by contractual maturity. Securities with multiple maturity dates are classified in the period of final maturity. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(in millions)	Available-for-sale		Held-to-maturity
March 31, 2017	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Contractual maturity
Within one year	$30	$30	$—	$—
After one year through five years	2,971	2,979	—	—
After five years through ten years	1,847	1,879	22	22
After ten years	5,919	5,835	1,486	1,477
Subtotal	10,767	10,723	1,508	1,499
Equity and other non-debt securities	107	107
Total investment securities	$10,874	$10,830	$1,508	$1,499
Included in the contractual maturity distribution in the table above were residential mortgage-backed securities available-for-sale with total amortized cost and fair value of $8.0 billion and $7.9 billion, respectively, and residential mortgage-backed securities held-to-maturity with a total amortized cost and fair value of $1.5 billion. The actual cash flows of mortgage-backed securities may differ from contractual maturity as the borrowers of the underlying loans may exercise prepayment options.
At March 31, 2017, investment securities with a carrying value of $1.3 billion were pledged where permitted or required by law to secure $829 million of liabilities, primarily public and other deposits of state and local government agencies and derivative instruments.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

NOTE 4 – CREDIT QUALITY AND ALLOWANCE FOR CREDIT LOSSES
The following table presents an aging analysis of the recorded balance of loans.

	Loans Past Due and Still Accruing
(in millions)	30-59 Days	60-89 Days	90 Days or More	Total	Nonaccrual Loans	Current Loans	Total Loans
March 31, 2017
Business loans:
Commercial	$35	$30	$3	$68	$400	$29,747	$30,215
Real estate construction:
Commercial Real Estate business line (a)	3	—	—	3	—	2,564	2,567
Other business lines (b)	—	—	—	—	—	363	363
Total real estate construction	3	—	—	3	—	2,927	2,930
Commercial mortgage:
Commercial Real Estate business line (a)	19	—	11	30	8	1,978	2,016
Other business lines (b)	14	1	8	23	33	6,949	7,005
Total commercial mortgage	33	1	19	53	41	8,927	9,021
Lease financing	—	—	3	3	6	541	550
International	2	—	—	2	8	1,096	1,106
Total business loans	73	31	25	129	455	43,238	43,822
Retail loans:
Residential mortgage	13	1	—	14	39	1,891	1,944
Consumer:
Home equity	8	3	—	11	26	1,753	1,790
Other consumer	1	—	1	2	1	744	747
Total consumer	9	3	1	13	27	2,497	2,537
Total retail loans	22	4	1	27	66	4,388	4,481
Total loans	$95	$35	$26	$156	$521	$47,626	$48,303
December 31, 2016
Business loans:
Commercial	$30	$12	$14	$56	$445	$30,493	$30,994
Real estate construction:
Commercial Real Estate business line (a)	—	—	—	—	—	2,485	2,485
Other business lines (b)	—	—	—	—	—	384	384
Total real estate construction	—	—	—	—	—	2,869	2,869
Commercial mortgage:
Commercial Real Estate business line (a)	5	—	—	5	9	2,004	2,018
Other business lines (b)	58	5	5	68	37	6,808	6,913
Total commercial mortgage	63	5	5	73	46	8,812	8,931
Lease financing	—	—	—	—	6	566	572
International	1	—	—	1	14	1,243	1,258
Total business loans	94	17	19	130	511	43,983	44,624
Retail loans:
Residential mortgage	7	3	—	10	39	1,893	1,942
Consumer:
Home equity	4	3	—	7	28	1,765	1,800
Other consumer	1	—	—	1	4	717	722
Total consumer	5	3	—	8	32	2,482	2,522
Total retail loans	12	6	—	18	71	4,375	4,464
Total loans	$106	$23	$19	$148	$582	$48,358	$49,088

(a)	Primarily loans to real estate developers.

(b)	Primarily loans secured by owner-occupied real estate.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

The following table presents loans by credit quality indicator, based on internal risk ratings assigned to each business loan at the time of approval and subjected to subsequent reviews, generally at least annually, and to pools of retail loans with similar risk characteristics.

	Internally Assigned Rating
(in millions)	Pass (a)	Special Mention (b)	Substandard (c)	Nonaccrual (d)	Total
March 31, 2017
Business loans:
Commercial	$28,088	$795	$932	$400	$30,215
Real estate construction:
Commercial Real Estate business line (e)	2,552	15	—	—	2,567
Other business lines (f)	362	—	1	—	363
Total real estate construction	2,914	15	1	—	2,930
Commercial mortgage:
Commercial Real Estate business line (e)	1,958	31	19	8	2,016
Other business lines (f)	6,755	111	106	33	7,005
Total commercial mortgage	8,713	142	125	41	9,021
Lease financing	528	11	5	6	550
International	1,015	58	25	8	1,106
Total business loans	41,258	1,021	1,088	455	43,822
Retail loans:
Residential mortgage	1,904	1	—	39	1,944
Consumer:
Home equity	1,760	1	3	26	1,790
Other consumer	745	—	1	1	747
Total consumer	2,505	1	4	27	2,537
Total retail loans	4,409	2	4	66	4,481
Total loans	$45,667	$1,023	$1,092	$521	$48,303
December 31, 2016
Business loans:
Commercial	$28,616	$944	$989	$445	$30,994
Real estate construction:
Commercial Real Estate business line (e)	2,485	—	—	—	2,485
Other business lines (f)	381	—	3	—	384
Total real estate construction	2,866	—	3	—	2,869
Commercial mortgage:
Commercial Real Estate business line (e)	1,970	19	20	9	2,018
Other business lines (f)	6,645	109	122	37	6,913
Total commercial mortgage	8,615	128	142	46	8,931
Lease financing	550	11	5	6	572
International	1,200	22	22	14	1,258
Total business loans	41,847	1,105	1,161	511	44,624
Retail loans:
Residential mortgage	1,900	3	—	39	1,942
Consumer:
Home equity	1,767	1	4	28	1,800
Other consumer	718	—	—	4	722
Total consumer	2,485	1	4	32	2,522
Total retail loans	4,385	4	4	71	4,464
Total loans	$46,232	$1,109	$1,165	$582	$49,088

(a)	Includes all loans not included in the categories of special mention, substandard or nonaccrual.

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

(d)
Nonaccrual loans are loans for which the accrual of interest has been discontinued. For further information regarding nonaccrual loans, refer to the Nonperforming Assets subheading in Note 1 - Basis of Presentation and Accounting Policies - on page F-56 in the Corporation's 2016 Annual Report. A significant majority of nonaccrual loans are generally consistent with the "substandard" category and the remainder are generally consistent with the "doubtful" category as defined by regulatory authorities.

(e)	Primarily loans to real estate developers.

(f)	Primarily loans secured by owner-occupied real estate.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

The following table summarizes nonperforming assets.

(in millions)	March 31, 2017	December 31, 2016
Nonaccrual loans	$521	$582
Reduced-rate loans (a)	8	8
Total nonperforming loans	529	590
Foreclosed property (b)	16	17
Total nonperforming assets	$545	$607

(a)	There were no reduced-rate business loans at both March 31, 2017 and December 31, 2016. Reduced-rate retail loans were $8 million at both March 31, 2017 and December 31, 2016.

(b)	Included $2 million and $3 million of foreclosed residential real estate properties at March 31, 2017 and December 31, 2016, respectively.
There were no retail loans secured by residential real estate properties in process of foreclosure included in nonaccrual loans at both March 31, 2017 and December 31, 2016.
Allowance for Credit Losses
The following table details the changes in the allowance for loan losses and related loan amounts.

	2017			2016
(in millions)	Business Loans	Retail Loans	Total	Business Loans	Retail Loans	Total

Three Months Ended March 31
Allowance for loan losses:
Balance at beginning of period	$682	$48	$730	$579	$55	$634
Loan charge-offs	(42)	(2)	(44)	(75)	(2)	(77)
Recoveries on loans previously charged-off	9	2	11	24	1	25
Net loan charge-offs	(33)	—	(33)	(51)	(1)	(52)
Provision for loan losses	12	(1)	11	145	(4)	141
Foreign currency translation adjustment	—	—	—	1	—	1
Balance at end of period	$661	$47	$708	$674	$50	$724

As a percentage of total loans	1.51%	1.05%	1.47%	1.50%	1.14%	1.47%

March 31
Allowance for loan losses:
Individually evaluated for impairment	$87	$2	$89	$88	$—	$88
Collectively evaluated for impairment	574	45	619	586	50	636
Total allowance for loan losses	$661	$47	$708	$674	$50	$724
Loans:
Individually evaluated for impairment	$535	$41	$576	$755	$27	$782
Collectively evaluated for impairment	43,287	4,440	47,727	44,265	4,330	48,595
Total loans evaluated for impairment	$43,822	$4,481	$48,303	$45,020	$4,357	$49,377
Changes in the allowance for credit losses on lending-related commitments, included in "accrued expenses and other liabilities" on the consolidated balance sheets, are summarized in the following table.

	Three Months Ended March 31,
(in millions)	2017	2016
Balance at beginning of period	$41	$45
Charge-offs on lending related commitments (a)	—	(6)
Provision for credit losses on lending-related commitments	5	7
Balance at end of period	$46	$46
(a)    Charge-offs result from the sale of unfunded lending-related commitments.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

Individually Evaluated Impaired Loans
The following table presents additional information regarding individually evaluated impaired loans.

	Recorded Investment In:
(in millions)	Impaired Loans with No Related Allowance	Impaired Loans with Related Allowance	Total Impaired Loans	Unpaid Principal Balance	Related Allowance for Loan Losses
March 31, 2017
Business loans:
Commercial	$101	$384	$485	$576	$80
Commercial mortgage:
Commercial Real Estate business line (a)	—	7	7	16	5
Other business lines (b)	3	32	35	44	1
Total commercial mortgage	3	39	42	60	6
International	1	7	8	17	1
Total business loans	105	430	535	653	87
Retail loans:
Residential mortgage	18	9	27	29	2
Consumer:
Home equity	12	—	12	16	—
Other consumer	2	—	2	3	—
Total consumer	14	—	14	19	—
Total retail loans (c)	32	9	41	48	2
Total individually evaluated impaired loans	$137	$439	$576	$701	$89
December 31, 2016
Business loans:
Commercial	$90	$423	$513	$608	$80
Commercial mortgage:
Commercial Real Estate business line (a)	—	7	7	15	1
Other business lines (b)	2	30	32	40	3
Total commercial mortgage	2	37	39	55	4
International	3	11	14	20	2
Total business loans	95	471	566	683	86
Retail loans:
Residential mortgage	19	9	28	30	2
Consumer:
Home equity	15	—	15	19	—
Other consumer	2	3	5	6	1
Total consumer	17	3	20	25	1
Total retail loans (c)	36	12	48	55	3
Total individually evaluated impaired loans	$131	$483	$614	$738	$89

(a)	Primarily loans to real estate developers.

(b)	Primarily loans secured by owner-occupied real estate.

(c)	Individually evaluated retail loans generally have no related allowance for loan losses, primarily due to policy which results in direct write-downs of most restructured retail loans.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

The following table presents information regarding average individually evaluated impaired loans and the related interest recognized. Interest income recognized for the period primarily related to performing restructured loans.

	Individually Evaluated Impaired Loans
	2017		2016
(in millions)	Average Balance for the Period	Interest Income Recognized for the Period	Average Balance for the Period	Interest Income Recognized for the Period
Three Months Ended March 31
Business loans:
Commercial	$498	$2	$511	$4
Commercial mortgage:
Commercial Real Estate business line (a)	7	—	11	—
Other business lines (b)	34	—	33	—
Total commercial mortgage	41	—	44	—
International	11	—	19	—
Total business loans	550	2	574	4
Retail loans:
Residential mortgage	27	—	12	—
Consumer loans:
Home equity	14	—	12	—
Other consumer	4	—	5	—
Total consumer	18	—	17	—
Total retail loans	45	—	29	—
Total individually evaluated impaired loans	$595	$2	$603	$4

(a)	Primarily loans to real estate developers.

(b)	Primarily loans secured by owner-occupied real estate.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

Troubled Debt Restructurings
The following tables detail the recorded balance at March 31, 2017 and 2016 of loans considered to be troubled debt restructurings (TDRs) that were restructured during the three-month period ended March 31, 2017 and 2016, by type of modification. In cases of loans with more than one type of modification, the loans were categorized based on the most significant modification.

	2017	2016
		Type of Modification
(in millions)	Principal Deferrals (a)	Principal Deferrals (a)	Interest Rate Reductions	AB Note Restructures (b)	Total Modifications
Three Months Ended March 31
Business loans:
Commercial	$80	$144	$—	$16	$160
Commercial mortgage:
Other business lines (c)	5	1	—	—	1
International	—	—	—	11	11
Total business loans	85	145	—	27	172
Retail loans:
Residential mortgage	—	—	2	—	2
Consumer:
Home equity (d)	1	—	—	—	—
Total retail loans	1	—	2	—	2
Total loans	$86	$145	$2	$27	$174

(a)	Primarily represents loan balances where terms were extended 90 days or more at or above contractual interest rates.

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
Commitments to lend additional funds to borrowers whose terms have been modified in TDRs were $50 million at March 31, 2017 and $24 million at December 31, 2016.
The majority of the modifications considered to be TDRs that occurred during the three months ended March 31, 2017 and 2016 were principal deferrals. The Corporation charges interest on principal balances outstanding during deferral periods. Additionally, none of the modifications involved forgiveness of principal. As a result, the current and future financial effects of the recorded balance of loans considered to be TDRs that were restructured during the three months ended March 31, 2017 and 2016 were insignificant.
On an ongoing basis, the Corporation monitors the performance of modified loans to their restructured terms. In the event of a subsequent default, the allowance for loan losses continues to be reassessed on the basis of an individual evaluation of the loan.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

The following table presents information regarding the recorded balance at March 31, 2017 and 2016 of loans modified by principal deferral during the twelve-month periods ended March 31, 2017 and 2016, and those principal deferrals which experienced a subsequent default during the three-month period ended March 31, 2017 and 2016. For principal deferrals, incremental deterioration in the credit quality of the loan, represented by a downgrade in the risk rating of the loan, for example, due to missed interest payments or a reduction of collateral value, is considered a subsequent default.

	2017			2016
(in millions)	Balance at March 31		Subsequent Default in the Three Months Ended March 31	Balance at March 31		Subsequent Default in the Three Months Ended March 31
Principal deferrals:
Business loans:
Commercial	$141		$—	$281		$1
Commercial mortgage:
Commercial Real Estate business line (a)	—		—	8		6
Other business lines (b)	9		—	3		—
Total commercial mortgage	9		—	11		6
International	—		—	1		—
Total business loans	150		—	293		7
Retail loans:
Consumer:
Home equity	2	(c)	—	1	(c)	—
Total principal deferrals	$152		$—	$294		$7

(a)	Primarily loans to real estate developers.

(b)	Primarily loans secured by owner-occupied real estate.

(c)	Includes bankruptcy loans for which the court has discharged the borrower's obligation and the borrower has not reaffirmed the debt.
During the twelve-month periods ended March 31, 2017 and 2016, loans with a carrying value of $1 million and $4 million, respectively, were modified by interest rate reduction. During the twelve-month periods ended March 31, 2017 and 2016, loans with a carrying value of $48 million and $27 million, respectively, were restructured into two notes (AB note restructures). For reduced-rate loans and AB note restructures, a subsequent payment default is defined in terms of delinquency, when a principal or interest payment is 90 days past due. There were no subsequent payment defaults of reduced-rate loans or AB note restructures during the three-month periods ended March 31, 2017 and 2016.
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
Credit risk is the possible loss that may occur in the event of nonperformance by the counterparty to a financial instrument. The Corporation attempts to minimize credit risk arising from customer-initiated derivatives by evaluating the creditworthiness of each customer, adhering to the same credit approval process used for traditional lending activities and obtaining collateral as deemed necessary. Derivatives with dealer counterparties are either cleared through a clearinghouse or settled directly with a single counterparty. For derivatives settled directly with dealer counterparties, the Corporation utilizes counterparty risk limits and monitoring procedures as well as master netting arrangements and bilateral collateral agreements to facilitate the management of credit risk. Master netting arrangements effectively reduce credit risk by permitting settlement of positive and negative positions

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

and offset cash collateral held with the same counterparty on a net basis. Bilateral collateral agreements require daily exchange of cash or highly rated securities issued by the U.S. Treasury or other U.S. government entities to collateralize amounts due to either party. At March 31, 2017, counterparties with bilateral collateral agreements had pledged $13 million of marketable investment securities and deposited $46 million of cash with the Corporation to secure the fair value of contracts in an unrealized gain position, and the Corporation had pledged $10 million of marketable investment securities and posted $6 million of cash as collateral for contracts in an unrealized loss position. For those counterparties not covered under bilateral collateral agreements, collateral is obtained, if deemed necessary, based on the results of management’s credit evaluation of the counterparty. Collateral varies, but may include cash, investment securities, accounts receivable, equipment or real estate. Included in the fair value of derivative instruments are credit valuation adjustments reflecting counterparty credit risk. These adjustments are determined by applying a credit spread for the counterparty or the Corporation, as appropriate, to the total expected exposure of the derivative. There were no derivative instruments with credit-risk-related contingent features that were in a liability position at March 31, 2017.
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

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

The following table presents the composition of the Corporation’s derivative instruments held or issued for risk management purposes or in connection with customer-initiated and other activities at March 31, 2017 and December 31, 2016. The table excludes commitments and warrants accounted for as derivatives.

	March 31, 2017			December 31, 2016
		Fair Value			Fair Value
(in millions)	Notional/ Contract Amount (a)	Gross Derivative Assets	Gross Derivative Liabilities	Notional/ Contract Amount (a)	Gross Derivative Assets	Gross Derivative Liabilities
Risk management purposes
Derivatives designated as hedging instruments
Interest rate contracts:
Swaps - fair value - receive fixed/pay floating (b)	$2,275	$9	$—	$2,275	$92	$4
Derivatives used as economic hedges
Foreign exchange contracts:
Spot, forwards and swaps	665	1	1	717	2	2
Total risk management purposes	2,940	10	1	2,992	94	6
Customer-initiated and other activities
Interest rate contracts:
Caps and floors written	570	—	1	436	—	1
Caps and floors purchased	570	1	—	436	1	—
Swaps (b)	12,934	75	51	12,451	130	76
Total interest rate contracts	14,074	76	52	13,323	131	77
Energy contracts:
Caps and floors written	329	1	19	419	1	31
Caps and floors purchased	329	19	1	419	31	1
Swaps	1,243	79	78	1,389	114	112
Total energy contracts	1,901	99	98	2,227	146	144
Foreign exchange contracts:
Spot, forwards, options and swaps	1,645	30	24	1,509	36	27
Total customer-initiated and other activities	17,620	205	174	17,059	313	248
Total gross derivatives	$20,560	215	175	$20,051	407	254
Amounts offset in the consolidated balance sheets:
Netting adjustment - Offsetting derivative assets/liabilities		(71)	(71)		(84)	(84)
Netting adjustment - Cash collateral received/posted		(43)	(5)		(47)	(45)
Net derivatives included in the consolidated balance sheets (c)		101	99		276	125
Amounts not offset in the consolidated balance sheets:
Marketable securities pledged under bilateral collateral agreements		(13)	(8)		(19)	(8)
Net derivatives after deducting amounts not offset in the consolidated balance sheets		$88	$91		$257	$117

(a)
Notional or contractual amounts, which represent the extent of involvement in the derivatives market, are used to determine the contractual cash flows required in accordance with the terms of the agreement. These amounts are typically not exchanged, significantly exceed amounts subject to credit or market risk and are not reflected in the consolidated balance sheets.

(b)
Due to clearinghouse rule changes, beginning January 1, 2017, variation margin payments are treated as settlements of derivative exposure rather than as collateral. As a result, these payments are now considered in determining the fair value of centrally cleared derivatives, resulting in centrally cleared derivatives having a fair value of approximately zero.

(c)
Net derivative assets are included in “accrued income and other assets” and net derivative liabilities are included in “accrued expenses and other liabilities” on the consolidated balance sheets. Included in the fair value of net derivative assets and net derivative liabilities are credit valuation adjustments reflecting counterparty credit risk and credit risk of the Corporation. The fair value of net derivative assets included credit valuation adjustments for counterparty credit risk of $4 million and $5 million at March 31, 2017 and December 31, 2016, respectively.

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
The Corporation has entered into interest rate swap agreements for interest rate risk management purposes. These interest rate swap agreements effectively modify the Corporation’s exposure to interest rate risk by converting fixed-rate debt to a floating rate. These agreements involve the receipt of fixed-rate interest amounts in exchange for floating-rate interest payments over the life of the agreement, without an exchange of the underlying principal amount. Risk management fair value interest rate swaps generated net interest income of $10 million and $17 million for the three months ended March 31, 2017 and 2016, respectively. The Corporation recognized no net gains for the three months ended March 31, 2017 and $3 million of net gains for the three months ended March 31, 2016 for the ineffective portion of risk management derivative instruments designated as fair value hedges of fixed-rate debt, included in "other noninterest income" in the consolidated statements of comprehensive income.
Foreign exchange rate risk arises from changes in the value of certain assets and liabilities denominated in foreign currencies. The Corporation employs spot and forward contracts in addition to swap contracts to manage exposure to these and other risks. There were no significant net gains or losses for both the three-month periods ended March 31, 2017 and 2016 on risk management derivative instruments used as economic hedges, included in "other noninterest income" in the consolidated statements of comprehensive income.
The following table summarizes the expected weighted average remaining maturity of the notional amount of risk management interest rate swaps and the weighted average interest rates associated with amounts expected to be received or paid on interest rate swap agreements as of March 31, 2017 and December 31, 2016.

		Weighted Average
(dollar amounts in millions)	Notional Amount	Remaining Maturity (in years)	Receive Rate	Pay Rate (a)
March 31, 2017
Swaps - fair value - receive fixed/pay floating rate
Medium- and long-term debt designation	$2,275	4.3	3.69%	1.92%
December 31, 2016
Swaps - fair value - receive fixed/pay floating rate
Medium- and long-term debt designation	2,275	4.5	3.69	1.80

(a)	Variable rates paid on receive fixed swaps are based on six-month LIBOR rates in effect at March 31, 2017 and December 31, 2016.
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
For customer-initiated foreign exchange contracts where offsetting positions have not been taken, the Corporation manages the remaining inherent market risk through individual foreign currency position limits and aggregate value-at-risk limits. These limits are established annually and reviewed quarterly. For those customer-initiated derivative contracts which were not offset or where the Corporation holds a position within the limits described above, the Corporation recognized no net gains in “other noninterest income” in the consolidated statements of comprehensive income for both the three-month periods ended March 31, 2017 and 2016.

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

		Three Months Ended March 31,
(in millions)	Location of Gain	2017	2016
Interest rate contracts	Other noninterest income	$6	$2
Foreign exchange contracts	Foreign exchange income	11	10
Total		$17	$12
Credit-Related Financial Instruments
The Corporation issues off-balance sheet financial instruments in connection with commercial and consumer lending activities. The Corporation’s credit risk associated with these instruments is represented by the contractual amounts indicated in the following table.

(in millions)	March 31, 2017	December 31, 2016
Unused commitments to extend credit:
Commercial and other	$24,259	$24,333
Bankcard, revolving check credit and home equity loan commitments	2,773	2,658
Total unused commitments to extend credit	$27,032	$26,991
Standby letters of credit	$3,493	$3,623
Commercial letters of credit	51	46
The Corporation maintains an allowance to cover probable credit losses inherent in lending-related commitments, including unused commitments to extend credit, letters of credit and financial guarantees. The allowance for credit losses on lending-related commitments, included in “accrued expenses and other liabilities” on the consolidated balance sheets, was $46 million and $41 million at March 31, 2017 and December 31, 2016, respectively.
Unused Commitments to Extend Credit
Commitments to extend credit are legally binding agreements to lend to a customer, provided there is no violation of any condition established in the contract. These commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many commitments expire without being drawn upon, the total contractual amount of commitments does not necessarily represent future cash requirements of the Corporation. Commercial and other unused commitments are primarily variable rate commitments. The allowance for credit losses on lending-related commitments included $33 million and $29 million at March 31, 2017 and December 31, 2016, respectively, for probable credit losses inherent in the Corporation’s unused commitments to extend credit.
Standby and Commercial Letters of Credit
Standby letters of credit represent conditional obligations of the Corporation which guarantee the performance of a customer to a third party. Standby letters of credit are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing and similar transactions. Commercial letters of credit are issued to finance foreign or domestic trade transactions. These contracts expire in decreasing amounts through the year 2023. The Corporation may enter into participation arrangements with third parties that effectively reduce the maximum amount of future payments which may be required under standby and commercial letters of credit. These risk participations covered $239 million and $255 million, respectively, of the $3.5 billion and $3.7 billion standby and commercial letters of credit outstanding at March 31, 2017 and December 31, 2016, respectively.
The carrying value of the Corporation’s standby and commercial letters of credit, included in “accrued expenses and other liabilities” on the consolidated balance sheets, totaled $41 million at March 31, 2017, including $28 million in deferred fees and $13 million in the allowance for credit losses on lending-related commitments. At December 31, 2016, the comparable amounts were $44 million, $32 million and $12 million, respectively.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

The following table presents a summary of criticized standby and commercial letters of credit at March 31, 2017 and December 31, 2016. The Corporation's criticized list is generally consistent with the Special mention, Substandard and Doubtful categories defined by regulatory authorities. The Corporation manages credit risk through underwriting, periodically reviewing and approving its credit exposures using Board committee approved credit policies and guidelines.

(dollar amounts in millions)	March 31, 2017	December 31, 2016
Total criticized standby and commercial letters of credit	$120	$135
As a percentage of total outstanding standby and commercial letters of credit	3.4%	3.7%
Other Credit-Related Financial Instruments
The Corporation enters into credit risk participation agreements, under which the Corporation assumes credit exposure associated with a borrower’s performance related to certain interest rate derivative contracts. The Corporation is not a party to the interest rate derivative contracts and only enters into these credit risk participation agreements in instances in which the Corporation is also a party to the related loan participation agreement for such borrowers. The Corporation manages its credit risk on the credit risk participation agreements by monitoring the creditworthiness of the borrowers, which is based on the normal credit review process had it entered into the derivative instruments directly with the borrower. The notional amount of such credit risk participation agreement reflects the pro-rata share of the derivative instrument, consistent with its share of the related participated loan. As of March 31, 2017 and December 31, 2016, the total notional amount of the credit risk participation agreements was approximately $510 million and $458 million, respectively, and the fair value, included in customer-initiated interest rate contracts recorded in "accrued expenses and other liabilities" on the consolidated balance sheets, was insignificant for both periods. The maximum estimated exposure to these agreements, as measured by projecting a maximum value of the guaranteed derivative instruments, assuming 100 percent default by all obligors on the maximum values, was approximately $2 million and $3 million at March 31, 2017 and December 31, 2016, respectively. In the event of default, the lead bank has the ability to liquidate the assets of the borrower, in which case the lead bank would be required to return a percentage of the recouped assets to the participating banks. As of March 31, 2017, the weighted average remaining maturity of outstanding credit risk participation agreements was 2.5 years.
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
The Corporation accounts for its interests in LIHTC entities using the proportional amortization method. Exposure to loss as a result of the Corporation’s involvement with LIHTC entities at March 31, 2017 was limited to approximately $421 million. Ownership interests in other community development projects which generate similar tax credits to investors (other tax credit entities) are accounted for under either the cost or equity method. Exposure to loss as a result of the Corporation's involvement in other tax credit entities at March 31, 2017 was limited to approximately $7 million.
Investment balances, including all legally binding commitments to fund future investments, are included in “accrued income and other assets” on the consolidated balance sheets. A liability is recognized in “accrued expenses and other liabilities” on the consolidated balance sheets for all legally binding unfunded commitments to fund tax credit entities ($169 million at March 31, 2017). Amortization and other write-downs of LIHTC investments are presented on a net basis as a component of the "provision for income taxes" on the consolidated statements of comprehensive income, while amortization and write-downs of other tax credit investments are recorded in “other noninterest income." The income tax credits and deductions are recorded as a reduction of income tax expense and a reduction of federal income taxes payable.
The Corporation provided no financial or other support that was not contractually required to any of the above VIEs during the three months ended March 31, 2017 and 2016.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

The following table summarizes the impact of these tax credit entities on line items on the Corporation’s consolidated statements of comprehensive income.

	Three Months Ended March 31,
(in millions)	2017	2016
Other noninterest income:
Amortization of other tax credit investments	$1	$—
Provision for income taxes:
Amortization of LIHTC investments	16	16
Low income housing tax credits	(15)	(16)
Other tax benefits related to tax credit entities	(6)	(6)
Total provision for income taxes	$(5)	$(6)
For further information on the Corporation’s consolidation policy, see note 1 to the consolidated financial statements in the Corporation's 2016 Annual Report.
NOTE 7 - MEDIUM- AND LONG-TERM DEBT
Medium- and long-term debt is summarized as follows:

(in millions)	March 31, 2017	December 31, 2016
Parent company
Subordinated notes:
3.80% subordinated notes due 2026 (a)	$255	$256
Medium-term notes:
2.125% notes due 2019 (a)	348	348
Total parent company	603	604
Subsidiaries
Subordinated notes:
5.20% subordinated notes due 2017 (a)	507	511
4.00% subordinated notes due 2025 (a)	347	347
7.875% subordinated notes due 2026 (a)	213	215
Total subordinated notes	1,067	1,073
Medium-term notes:
2.50% notes due 2020 (a)	667	667
Federal Home Loan Bank (FHLB) advances:
Floating-rate based on FHLB auction rate due 2026	2,800	2,800
Other notes:
6.0% - 6.4% fixed-rate notes due 2018 to 2020	16	16
Total subsidiaries	4,550	4,556
Total medium- and long-term debt	$5,153	$5,160

(a)
The fixed interest rates on these notes have been swapped to a variable rate and designated in a hedging relationship. Accordingly, carrying value has been adjusted to reflect the change in the fair value of the debt as a result of changes in the benchmark rate.

Subordinated notes with remaining maturities greater than one year qualify as Tier 2 capital.
Comerica Bank (the Bank), a wholly-owned subsidiary of the Corporation, is a member of the FHLB, which provides short- and long-term funding to its members through advances collateralized by real estate-related assets. The interest rate on each FHLB advance resets every four weeks, based on the FHLB auction rate, with the reset date of each note scheduled at one-week intervals. At March 31, 2017, the weighted-average rate on these advances was 0.8923%. Each note may be prepaid in full, without penalty, at each scheduled reset date. Borrowing capacity is contingent on the amount of collateral available to be pledged to the FHLB. At March 31, 2017, $15.5 billion of real estate-related loans were pledged to the FHLB as blanket collateral for current and potential future borrowings of approximately $3.9 billion.
Unamortized debt issuance costs deducted from the carrying amount of medium- and long-term debt totaled $6 million at March 31, 2017 and $7 million at December 31, 2016.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

NOTE 8 - ACCUMULATED OTHER COMPREHENSIVE LOSS
The following table presents a reconciliation of the changes in the components of accumulated other comprehensive loss and details the components of other comprehensive income (loss) for the three months ended March 31, 2017 and 2016, including the amount of income tax expense (benefit) allocated to each component of other comprehensive income (loss).

	Three Months Ended March 31,
(in millions)	2017	2016
Accumulated net unrealized (losses) gains on investment securities:
Balance at beginning of period, net of tax	$(33)	$9

Net unrealized holding (losses) gains arising during the period	(2)	149
Less: (Benefit) provision for income taxes	(1)	55
Net unrealized holding (losses) gains arising during the period, net of tax	(1)	94
Less:
Reclassification adjustment for net losses realized as a yield adjustment included in net income, net of tax	(1)	(1)
Change in net unrealized gains on investment securities, net of tax	—	95
Balance at end of period, net of tax	$(33)	$104

Accumulated defined benefit pension and other postretirement plans adjustment:
Balance at beginning of period, net of tax	$(350)	$(438)

Amortization of actuarial net loss	13	10
Amortization of prior service credit	(7)	—
Amounts recognized in salaries and benefits expense	6	10
Less: Provision for income taxes	2	4
Change in defined benefit pension and other postretirement plans adjustment, net of tax	4	6
Balance at end of period, net of tax	$(346)	$(432)
Total accumulated other comprehensive loss at end of period, net of tax	$(379)	$(328)
NOTE 9 - NET INCOME PER COMMON SHARE
Basic and diluted net income per common share are presented in the following table.

	Three Months Ended March 31,
(in millions, except per share data)	2017	2016
Basic and diluted
Net income	$202	$60
Less:
Income allocated to participating securities	2	1
Net income attributable to common shares	$200	$59

Basic average common shares	175	173

Basic net income per common share	$1.15	$0.34

Basic average common shares	175	173
Dilutive common stock equivalents:
Net effect of the assumed exercise of stock options	3	1
Net effect of the assumed exercise of warrants	2	2
Diluted average common shares	180	176

Diluted net income per common share	$1.11	$0.34

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

The following average shares related to outstanding options to purchase shares of common stock were not included in the computation of diluted net income per common share because the options were anti-dilutive for the period. There were no anti-dilutive options for the three months ended March 31, 2017.

Three Months Ended March 31,
(shares in millions)	2016
Average outstanding options	6.9
Range of exercise prices	$37.26 - $59.86

NOTE 10 - EMPLOYEE BENEFIT PLANS
Net periodic benefit costs are charged to "employee benefits expense" on the consolidated statements of comprehensive income. The components of net periodic benefit cost for the Corporation's qualified pension plan, non-qualified pension plan and postretirement benefit plan are as follows.

Qualified Defined Benefit Pension Plan	Three Months Ended March 31,
(in millions)	2017	2016
Service cost	$7	$8
Interest cost	20	23
Expected return on plan assets	(40)	(41)
Amortization of prior service (credit) cost	(5)	1
Amortization of net loss	11	8
Net periodic defined benefit cost	$(7)	$(1)

Non-Qualified Defined Benefit Pension Plan	Three Months Ended March 31,
(in millions)	2017	2016
Service cost	$1	$1
Interest cost	2	2
Amortization of prior service credit	(2)	(1)
Amortization of net loss	2	2
Net periodic defined benefit cost	$3	$4

Postretirement Benefit Plan	Three Months Ended March 31,
(in millions)	2017	2016
Interest cost	$1	$1
Expected return on plan assets	(1)	(1)
Net periodic postretirement benefit cost	$—	$—
For further information on the Corporation's employee benefit plans, refer to note 17 to the consolidated financial statements in the Corporation's 2016 Annual Report.
NOTE 11 - INCOME TAXES AND TAX-RELATED ITEMS
Net unrecognized tax benefits were $15 million at both March 31, 2017 and December 31, 2016. The Corporation anticipates that it is reasonably possible that final settlement of federal and state tax issues will result in a decrease in net unrecognized tax benefits of $8 million within the next twelve months. Included in "accrued expense and other liabilities" on the consolidated balance sheets was a $7 million liability for tax-related interest and penalties at both March 31, 2017 and December 31, 2016.
Net deferred tax assets were $230 million at March 31, 2017, compared to $217 million at December 31, 2016. The increase of $13 million in net deferred tax assets resulted primarily from decreases in deferred tax liabilities related to lease financing transactions and depreciation, partially offset by decreases in deferred tax assets related to the allowance for loans losses and deferred compensation. Included in deferred tax assets at both March 31, 2017 and December 31, 2016 were $4 million of state net operating loss carryforwards, which expire between 2017 and 2026. The Corporation believes that it is more likely than not that the benefit from certain of these state net operating loss carryforwards will not be realized and, accordingly, maintained a valuation allowance of $3 million at both March 31, 2017 and December 31, 2016. The determination regarding valuation allowance was based on evidence of loss carryback capacity, projected future reversals of existing taxable temporary differences to absorb the deferred tax assets and assumptions made regarding future events.

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
NOTE 12 - CONTINGENT LIABILITIES
Legal Proceedings
As previously reported in the Corporation's Form 10-K for the year ended December 31, 2016, Comerica Bank, a wholly owned subsidiary of the Corporation, was named in November 2011 as a third-party defendant in Butte Local Development v. Masters Group v. Comerica Bank (“the case”), for lender liability. The case was tried in January 2014, in the Montana Second District Judicial Court for Silver Bow County in Butte, Montana. On January 17, 2014, a jury awarded Masters $52 million against the Bank. On July 1, 2015, after an appeal filed by the Corporation, the Montana Supreme Court reversed the judgment against the Corporation and remanded the case for a new trial with instructions that Michigan contract law should apply and dismissing all other claims. The case was retried in the same district court, without a jury, in January 2017. A ruling is not expected for several months. Management believes that current reserves related to this case are adequate in the event of a negative outcome.
The Corporation and certain of its subsidiaries are subject to various other pending or threatened legal proceedings arising out of the normal course of business or operations. The Corporation believes it has meritorious defenses to the claims asserted against it in its other currently outstanding legal proceedings and, with respect to such legal proceedings, intends to continue to defend itself vigorously, litigating or settling cases according to management’s judgment as to what is in the best interests of the Corporation and its shareholders. Settlement may result from the Corporation's determination that it may be more prudent financially to settle, rather than litigate, and should not be regarded as an admission of liability. On at least a quarterly basis, the Corporation assesses its potential liabilities and contingencies in connection with outstanding legal proceedings utilizing the latest information available. On a case-by-case basis, reserves are established for those legal claims for which it is probable that a loss will be incurred either as a result of a settlement or judgment, and the amount of such loss can be reasonably estimated. The actual costs of resolving these claims may be substantially higher or lower than the amounts reserved. Based on current knowledge, and after consultation with legal counsel, management believes that current reserves are adequate, and the amount of any incremental liability arising from these matters is not expected to have a material adverse effect on the Corporation’s consolidated financial condition, consolidated results of operations or consolidated cash flows. Legal fees of $5 million were included in "other noninterest expenses" on the consolidated statements of income for both the three-month periods ended March 31, 2017 and 2016.
For matters where a loss is not probable, the Corporation has not established legal reserves. The Corporation believes the estimate of the aggregate range of reasonably possible losses, in excess of reserves established, for all legal proceedings in which it is involved is from zero to approximately $30 million at March 31, 2017. This estimated aggregate range of reasonably possible losses is based upon currently available information for those proceedings in which the Corporation is involved, taking into account the Corporation’s best estimate of such losses for those cases for which such estimate can be made. For certain cases, the Corporation does not believe that an estimate can currently be made. The Corporation’s estimate involves significant judgment, given the varying stages of the proceedings (including the fact that many are currently in preliminary stages), the existence in certain proceedings of multiple defendants (including the Corporation) whose share of liability has yet to be determined, the numerous yet-unresolved issues in many of the proceedings (including issues regarding class certification and the scope of many of the claims) and the attendant uncertainty of the various potential outcomes of such proceedings. Accordingly, the Corporation’s estimate will change from time to time, and actual losses may be more or less than the current estimate.
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
Restructuring charges are recorded as a component of noninterest expenses on the consolidated statements of comprehensive income. The following table presents changes in restructuring reserves, cumulative charges incurred to date and total expected restructuring charges:

(in millions)	Employee Costs	Facilities Costs	Technology Costs	Other Costs	Total

Three Months Ended March 31, 2017
Balance at beginning of period	$10	$4	$—	$4	$18
Restructuring charges	1	1	6	3	11
Payments	(4)	(5)	—	(4)	(13)
Adjustments for non-cash charges (a)	—	—	(3)	—	(3)
Balance at end of period	$7	$—	$3	$3	$13

Total restructuring charges incurred to date	$53	$16	$6	$29	$104
Total expected restructuring charges (b)	55	35	$15 - $ 35	35	$140 - $160

(a)	Adjustments for non-cash charges primarily include impairments of previously capitalized software costs.

(b)	Restructuring activities are expected to be substantially completed by 12/31/2018.
Restructuring charges directly attributable to a business segment are assigned to that business segment. Restructuring charges incurred by areas whose services support the overall Corporation are allocated based on the methodology described in note 23 to the consolidated financial statements in the Corporation's 2016 Annual Report. Total restructuring charges assigned to the Business Bank, Retail Bank and Wealth Management were $6 million, $4 million and $1 million, respectively, for the three months ended March 31, 2017. Remaining expected restructuring charges will be assigned to the business segments using the same methodology. Facilities costs pertaining to the consolidation of banking centers are expected to impact primarily the Retail Bank.
NOTE 14 - BUSINESS SEGMENT INFORMATION
The Corporation has strategically aligned its operations into three major business segments: the Business Bank, the Retail Bank and Wealth Management. These business segments are differentiated based on the type of customer and the related products and services provided. In addition to the three major business segments, the Finance Division is also reported as a segment. Business segment results are produced by the Corporation’s internal management accounting system. This system measures financial results based on the internal business unit structure of the Corporation. The performance of the business segments is not comparable with the Corporation's consolidated results and is not necessarily comparable with similar information for any other financial institution. Additionally, because of the interrelationships of the various segments, the information presented is not indicative of how the segments would perform if they operated as independent entities. The management accounting system assigns balance sheet and income statement items to each business segment using certain methodologies, which are regularly reviewed and refined. From time to time, the Corporation may make reclassifications among the segments to more appropriately reflect management's current view of the segments, and methodologies may be modified as the management accounting system is enhanced and changes occur

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

in the organizational structure and/or product lines. For comparability purposes, amounts in all periods are based on business unit structure and methodologies in effect at March 31, 2017.
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
For further information on the methodologies which form the basis for these results refer to note 23 to the consolidated financial statements in the Corporation's 2016 Annual Report.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

Business segment financial results are as follows:

(dollar amounts in millions)	Business Bank	Retail Bank	Wealth Management	Finance	Other		Total
Three Months Ended March 31, 2017
Earnings summary:
Net interest income (expense)	$332	$160	$41	$(71)	$8		$470
Provision for credit losses	10	12	(1)	—	(5)		16
Noninterest income	144	48	64	11	4		271
Noninterest expenses	197	179	70	(1)	12		457
Provision (benefit) for income taxes	92	6	13	(24)	(21)	(a)	66
Net income (loss)	$177	$11	$23	$(35)	$26		$202
Net credit-related charge-offs (recoveries)	$30	$5	$(2)	$—	$—		$33

Selected average balances:
Assets	$38,091	$6,525	$5,406	$13,944	$7,853		$71,819
Loans	36,754	5,895	5,251	—	—		47,900
Deposits	29,648	23,795	3,978	142	216		57,779

Statistical data:
Return on average assets (b)	1.87%	0.17%	1.69%	N/M	N/M		1.14%
Efficiency ratio (c)	41.33	86.00	67.17	N/M	N/M		61.63

(dollar amounts in millions)	Business Bank	Retail Bank	Wealth Management	Finance	Other	Total
Three Months Ended March 31, 2016
Earnings summary:
Net interest income (expense)	$357	$155	$43	$(113)	$5	$447
Provision for credit losses	151	3	(5)	—	(1)	148
Noninterest income	136	44	58	11	(5)	244
Noninterest expenses	206	180	73	(1)	—	458
Provision (benefit) for income taxes	44	5	12	(38)	2	25
Net income (loss)	$92	$11	$21	$(63)	$(1)	$60
Net credit-related charge-offs (recoveries)	$57	$2	$(1)	$—	$—	$58

Selected average balances:
Assets	$39,166	$6,544	$5,162	$13,789	$4,567	$69,228
Loans	37,561	5,867	4,964	—	—	48,392
Deposits	29,114	23,111	4,171	96	216	56,708

Statistical data:
Return on average assets (b)	0.94%	0.18%	1.66%	N/M	N/M	0.35%
Efficiency ratio (c)	41.81	89.24	72.00	N/M	N/M	65.99

(a)	Includes tax benefit of $24 million from employee stock transactions.

(b)	Return on average assets is calculated based on the greater of average assets or average liabilities and attributed equity.

(c)	Noninterest expenses as a percentage of the sum of net interest income (fully taxable equivalent basis) and noninterest income excluding net securities gains.
N/M – not meaningful
The Corporation operates in three primary markets - Texas, California, and Michigan, as well as in Arizona and Florida, with select businesses operating in several other states, and in Canada and Mexico. The Corporation produces market segment results for the Corporation’s three primary geographic markets as well as Other Markets. Other Markets includes Florida, Arizona, the International Finance division and businesses with a national perspective. The Finance & Other category includes the Finance segment and the Other category as previously described. Market segment results are provided as supplemental information to the business segment results and may not meet all operating segment criteria as set forth in GAAP. For comparability purposes, amounts in all periods are based on market segments and methodologies in effect at March 31, 2017.
A discussion of the financial results and the factors impacting performance can be found in the section entitled "Market Segments" in the financial review.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

Market segment financial results are as follows:

(dollar amounts in millions)	Michigan	California	Texas	Other Markets	Finance & Other		Total
Three Months Ended March 31, 2017
Earnings summary:
Net interest income (expense)	$170	$171	$113	$79	$(63)		$470
Provision for credit losses	(2)	21	(9)	11	(5)		16
Noninterest income	83	41	32	100	15		271
Noninterest expenses	150	96	94	106	11		457
Provision (benefit) for income taxes	37	36	22	16	(45)	(a)	66
Net income (loss)	$68	$59	$38	$46	$(9)		$202
Net credit-related charge-offs (recoveries)	$(3)	$10	$22	$4	$—		$33

Selected average balances:
Assets	$13,413	$17,799	$10,555	$8,255	$21,797		$71,819
Loans	12,746	17,520	10,111	7,523	—		47,900
Deposits	22,184	17,209	10,113	7,915	358		57,779

Statistical data:
Return on average assets (b)	1.19%	1.30%	1.34%	2.10%	N/M		1.14%
Efficiency ratio (c)	59.17	45.35	64.78	59.31	N/M		61.63

(dollar amounts in millions)	Michigan	California	Texas	Other Markets	Finance & Other	Total
Three Months Ended March 31, 2016
Earnings summary:
Net interest income (expense)	$174	$175	$121	$85	$(108)	$447
Provision for credit losses	(6)	(6)	169	(8)	(1)	148
Noninterest income	76	38	30	94	6	244
Noninterest expenses	151	104	100	104	(1)	458
Provision (benefit) for income taxes	35	43	(41)	24	(36)	25
Net income (loss)	$70	$72	$(77)	$59	$(64)	$60
Net credit-related charge-offs (recoveries)	$5	$8	$47	$(2)	$—	$58

Selected average balances:
Assets	$13,402	$17,541	$11,295	$8,634	$18,356	$69,228
Loans	12,774	17,283	10,763	7,572	—	48,392
Deposits	21,696	16,654	10,374	7,672	312	56,708

Statistical data:
Return on average assets (b)	1.24%	1.63%	(2.58)%	2.68%	N/M	0.35%
Efficiency ratio (c)	59.88	48.57	66.10	58.06	N/M	65.99

(a)	Includes tax benefit of $24 million from employee stock transactions.

(b)	Return on average assets is calculated based on the greater of average assets or average liabilities and attributed equity.

(c)	Noninterest expenses as a percentage of the sum of net interest income (fully taxable equivalent basis) and noninterest income excluding net securities gains.
N/M – not meaningful

ITEM 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations
FORWARD-LOOKING STATEMENTS
This report includes forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. In addition, the Corporation may make other written and oral communications from time to time that contain such statements. All statements regarding the Corporation's expected financial position, strategies and growth prospects and general economic conditions expected to exist in the future are forward-looking statements. The words, "anticipates," "believes," "contemplates," "feels," "expects," "estimates," "seeks," "strives," "plans," "intends," "outlook," "forecast," "position," "target," "mission," "assume," "achievable," "potential," "strategy," "goal," "aspiration," "opportunity," "initiative," "outcome," "continue," "remain," "maintain," "on course," "trend," "objective," "looks forward," "projects," "models," and variations of such words and similar expressions, or future or conditional verbs such as "will," "would," "should," "could," "might," "can," "may" or similar expressions, as they relate to the Corporation or its management, are intended to identify forward-looking statements. These forward-looking statements are predicated on the beliefs and assumptions of the Corporation's management based on information known to the Corporation's management as of the date of this report and do not purport to speak as of any other date. Forward-looking statements may include descriptions of plans and objectives of the Corporation's management for future or past operations, products or services, including the GEAR Up initiative, and forecasts of the Corporation's revenue, earnings or other measures of economic performance, including statements of profitability, business segments and subsidiaries as well as estimates of the economic benefits of the GEAR Up initiative, estimates of credit trends and global stability. Such statements reflect the view of the Corporation's management as of this date with respect to future events and are subject to risks and uncertainties. Should one or more of these risks materialize or should underlying beliefs or assumptions prove incorrect, the Corporation's actual results could differ materially from those discussed. Factors that could cause or contribute to such differences are changes in general economic, political or industry conditions; changes in monetary and fiscal policies, including changes in interest rates; whether the Corporation may achieve opportunities for revenue enhancements and efficiency improvements under the GEAR Up initiative, or changes in the scope or assumptions underlying the GEAR Up initiative; the Corporation's ability to maintain adequate sources of funding and liquidity; the effects of more stringent capital or liquidity requirements; declines or other changes in the businesses or industries of the Corporation's customers, in particular the energy industry; unfavorable developments concerning credit quality; operational difficulties, failure of technology infrastructure or information security incidents; changes in regulation or oversight; reliance on other companies to provide certain key components of business infrastructure; changes in the financial markets, including fluctuations in interest rates and their impact on deposit pricing; reductions in the Corporation's credit rating; the interdependence of financial service companies; the implementation of the Corporation's strategies and business initiatives; damage to the Corporation's reputation; the Corporation's ability to utilize technology to efficiently and effectively develop, market and deliver new products and services; competitive product and pricing pressures among financial institutions within the Corporation's markets; changes in customer behavior; any future strategic acquisitions or divestitures; management's ability to maintain and expand customer relationships; management's ability to retain key officers and employees; the impact of legal and regulatory proceedings or determinations; the effectiveness of methods of reducing risk exposures; the effects of terrorist activities and other hostilities; the effects of catastrophic events including, but not limited to, hurricanes, tornadoes, earthquakes, fires, droughts and floods; potential legislative, administrative or judicial changes or interpretations related to the tax treatment of corporations; changes in accounting standards and the critical nature of the Corporation's accounting policies. The Corporation cautions that the foregoing list of factors is not exclusive. For discussion of factors that may cause actual results to differ from expectations, please refer to our filings with the Securities and Exchange Commission. In particular, please refer to “Item 1A. Risk Factors” beginning on page 12 of the Corporation's Annual Report on Form 10-K for the year ended December 31, 2016. Forward-looking statements speak only as of the date they are made. The Corporation does not undertake to update forward-looking statements to reflect facts, circumstances, assumptions or events that occur after the date the forward-looking statements are made. For any forward-looking statements made in this report or in any documents, the Corporation claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

RESULTS OF OPERATIONS
Net income for the three months ended March 31, 2017 was $202 million, an increase of $142 million from $60 million reported for the three months ended March 31, 2016. The increase in net income primarily reflected increases in net interest income and noninterest income and a decrease in the provision for credit losses. Net income per diluted common share was $1.11 and $0.34 for the three months ended March 31, 2017 and 2016, respectively, and average diluted common shares were 180 million and 176 million for each respective period. Net income for the three months ended March 31, 2017 included $24 million of tax benefits from employee stock transactions (13 cents per share) and the $7 million after-tax impact of restructuring charges associated with the Growth in Efficiency and Revenue (GEAR Up) initiative (4 cents per share).
Growth in Efficiency and Revenue Initiative
The Corporation launched the GEAR Up initiative in 2016 in order to meaningfully enhance profitability. Actions identified under this initiative are expected to drive additional annual pre-tax income, before restructuring charges, of approximately $180 million in full-year 2017 and $270 million in full-year 2018, relative to when the initiative began in June 2016. Additional financial targets expected from GEAR Up include a consistent double-digit return on equity and an efficiency ratio at or below 60 percent by year-end 2018.

•
Expense reductions are expected to save approximately $150 million in full-year 2017, and approximately $200 million in full-year 2018. This is being achieved from a reduction in workforce, a new retirement program, streamlining operational processes, real estate optimization including consolidating banking centers as well as reducing office and operations space, selective outsourcing of technology functions and reduction of technology system applications.

•
Revenue enhancements are expected to gradually ramp-up to approximately $30 million in full-year 2017, increasing to approximately $70 million in full-year 2018, through expanded product offerings, enhanced sales tools and training and improved customer analytics to drive opportunities.

•
Pre-tax restructuring charges of $140 million to $160 million in total are expected to be incurred through 2018, including $25 to $50 million in 2017. Pre-tax restructuring charges of $104 million were incurred through March 31, 2017. For additional information regarding restructuring charges, refer to note 13 to the consolidated financial statements.

Execution of certain GEAR Up initiatives, along with the benefit from the increase in short-term rates, helped lower the efficiency ratio to 61.6 percent for the three months ended March 31, 2017, compared to 66.0 percent for the three months ended March 31, 2016. This was primarily driven by savings from the 2016 reduction in workforce, changes to the retirement program, consolidation of banking centers and other real estate optimization. These actions, along with the significant decrease in the provision for credit losses, also contributed to an increase in return on equity to 10.4 percent for the three months ended March 31, 2017 compared to 3.1 percent for the three months ended March 31, 2016.
Full-Year 2017 Outlook Compared to Full-Year 2016
Management expectations for 2017, compared to 2016, assuming a continuation of the current economic and low rate environment as well as contributions from the GEAR Up initiative of $30 million in revenue and $125 million in expense savings, are as follows:

•	Growth in average loans of 1-2 percent. Excluding Mortgage Banker Finance and Energy, loan growth of 3-4 percent, reflecting increases in the remaining lines of business.

•
Net interest income higher, reflecting the benefits from the rate increases in December 2016 ($85 million; no deposit beta) and March 2017 (more than $50 million for the remainder of 2017; 25 percent deposit beta), loan growth and debt maturities.

•	Provision for credit losses lower, with continued solid performance of the overall portfolio.

◦	Provision of 20-30 basis points and net charge-offs in line with the first quarter 2017.

•
Noninterest income higher, with the execution of GEAR Up opportunities of $30 million, modest growth in treasury management and card fees, as well as wealth management products such as fiduciary and brokerage services.

◦	Increase of 4-6 percent.

•
Noninterest expenses lower, reflecting lower restructuring charges and an additional $125 million in GEAR Up savings, relative to 2016 GEAR Up savings of more than $25 million. Outside processing is expected to increase in line with growing revenue. Headwinds include increased technology costs and typical inflationary pressure. The gains of $13 million in 2016 from early terminations of certain leveraged lease transactions are not expected to repeat.

◦	Restructuring charges of $25 million to $50 million, compared to $93 million in 2016.

◦	Remaining noninterest expenses 1-2 percent lower.

◦	Decrease of 4-5 percent including restructuring charges.

•	Income tax expense to approximate 31 percent of pre-tax income, reflecting 33 percent for the remaining quarters assuming no further tax impact from employee stock transactions.
Net Interest Income
The "Quarterly Analysis of Net Interest Income & Rate/Volume" table that follows provides an analysis of net interest income for the three months ended March 31, 2017 and 2016 and details the components of the change in net interest income for the three months ended March 31, 2017 compared to the same period in the prior year.
Quarterly Analysis of Net Interest Income & Rate/Volume

	Three Months Ended
	March 31, 2017			March 31, 2016
(dollar amounts in millions)	Average Balance	Interest	Average Rate (a)	Average Balance	Interest	Average Rate (a)
Commercial loans	$29,694	$256	3.51%	$30,814	$249	3.25%
Real estate construction loans	2,958	28	3.82	2,114	19	3.66
Commercial mortgage loans	8,977	83	3.73	8,961	80	3.59
Lease financing	570	5	3.30	726	6	3.33
International loans	1,210	11	3.77	1,419	13	3.65
Residential mortgage loans	1,963	17	3.57	1,892	19	3.94
Consumer loans	2,528	21	3.42	2,466	20	3.33
Total loans	47,900	421	3.57	48,392	406	3.38

Mortgage-backed securities (b)	9,306	51	2.14	9,356	51	2.22
Other investment securities	2,892	11	1.60	3,001	11	1.50
Total investment securities (b)	12,198	62	2.02	12,357	62	2.05

Interest-bearing deposits with banks	6,458	13	0.83	3,265	4	0.50
Other short-term investments	92	—	0.67	109	—	0.93
Total earning assets	66,648	496	3.02	64,123	472	2.97

Cash and due from banks	1,180			1,068
Allowance for loan losses	(741)			(680)
Accrued income and other assets	4,732			4,717
Total assets	$71,819			$69,228

Money market and interest-bearing checking deposits	$22,477	7	0.12	$23,193	6	0.11
Savings deposits	2,085	—	0.02	1,936	—	0.02
Customer certificates of deposit	2,715	2	0.38	3,477	4	0.40
Foreign office time deposits	43	—	0.49	50	—	0.33
Total interest-bearing deposits	27,320	9	0.14	28,656	10	0.14
Short-term borrowings	22	—	0.73	365	—	0.45
Medium- and long-term debt	5,157	17	1.30	3,093	15	1.94
Total interest-bearing sources	32,499	26	0.33	32,114	25	0.32

Noninterest-bearing deposits	30,459			28,052
Accrued expenses and other liabilities	996			1,430
Total shareholders’ equity	7,865			7,632
Total liabilities and shareholders’ equity	$71,819			$69,228

Net interest income/rate spread		$470	2.69		$447	2.65

Impact of net noninterest-bearing sources of funds			0.17			0.16
Net interest margin (as a percentage of average earning assets)			2.86%			2.81%

(a)	Average rate is calculated on a fully taxable equivalent (FTE) basis using a federal tax rate of 35%. The FTE adjustment to net interest income was $1 million in each of the quarters presented.

(b)	Includes investment securities available-for-sale and investment securities held-to-maturity.

Quarterly Analysis of Net Interest Income & Rate/Volume (continued)

	Three Months Ended
	March 31, 2017/March 31, 2016
(in millions)	Increase (Decrease) Due to Rate	Increase (Decrease) Due to Volume (a)	Net Increase (Decrease)
Interest Income:
Loans	$19	$(4)	$15
Investment securities (b)	(1)	1	—
Interest-bearing deposits with banks	3	6	9
Total interest income	21	3	24
Interest Expense:
Interest-bearing deposits	1	(2)	(1)
Medium- and long-term debt	1	1	2
Total interest expense	2	(1)	1
Net interest income	$19	$4	$23

(a)	Rate/volume variances are allocated to variances due to volume.

(b)	Includes investment securities available-for-sale and investment securities held-to-maturity.
Net interest income was $470 million for the three months ended March 31, 2017, an increase of $23 million compared to $447 million for the three months ended March 31, 2016. The increase in net interest income resulted primarily from the impact of higher yields on loans and Federal Reserve Bank (FRB) deposits, reflecting the benefit from the increase in short-term rates, and higher average FRB deposits, partially offset by a decrease in average loans and one fewer day in 2017. Average earning assets increased $2.5 billion, or 4 percent, to $66.6 billion, compared to $64.1 billion for the same period in 2016. The increase in average earning assets primarily reflected increases of $3.2 billion in average FRB deposits (included in "interest-bearing deposits with banks" on the consolidated balance sheets), partially offset by a decrease of $492 million in average loans. The net interest margin (FTE) for the three months ended March 31, 2017 increased 5 basis points to 2.86 percent, from 2.81 percent for the comparable period in 2016, primarily from higher yields on loans and FRB deposits (+15 basis points), reflecting the benefit from the increase in short-term rates, partially offset by the impact of the increase in average balances deposited with the FRB (-9 basis points).
For further discussion of the effects of market rates on net interest income, refer to the "Market and Liquidity Risk" section of this financial review.
Provision for Credit Losses
The provision for credit losses was $16 million and $148 million for the three-month periods ended March 31, 2017 and 2016, respectively. The provision for credit losses includes both the provision for loan losses and the provision for credit losses on lending-related commitments.
The provision for loan losses is recorded to maintain the allowance for loan losses at the level deemed appropriate by the Corporation to cover probable credit losses inherent in the portfolio. The provision for loan losses was $11 million for the three months ended March 31, 2017, compared to $141 million for the three months ended March 31, 2016. The $130 million decrease in the provision primarily reflected the impact of the changes in reserves allocated to Energy and energy-related loans.
Net loan charge-offs in the three months ended March 31, 2017 decreased $19 million to $33 million, or 0.28 percent of average total loans, compared to $52 million, or 0.43 percent, for the three months ended March 31, 2016. The decrease in net loan charge-offs primarily reflected a decrease in Energy, partially offset by lower net recoveries in Commercial Real Estate.
The provision for credit losses on lending-related commitments is recorded to maintain the allowance for credit losses on lending-related commitments at the level deemed appropriate by the Corporation to cover probable credit losses inherent in lending-related commitments. The provision for credit losses on lending-related commitments was $5 million for the three months ended March 31, 2017 compared to $7 million for the same period in 2016. There were no lending-related commitment charge-offs for the three months ended March 31, 2017 and $6 million for the same period in 2016.
For further information regarding Energy and energy-related loans, refer to the "Energy Lending" subheading in the "Risk Management" section of this financial review. An analysis of the allowance for credit losses and nonperforming assets is presented under the "Credit Risk" subheading in the "Risk Management" section of this financial review.

Noninterest Income

	Three Months Ended March 31,
(in millions)	2017	2016
Card fees	$77	$72
Service charges on deposit accounts	58	55
Fiduciary income	49	46
Commercial lending fees	20	20
Letter of credit fees	12	13
Bank-owned life insurance	10	9
Foreign exchange income	11	10
Brokerage fees	5	4
Net securities losses	—	(2)
Other noninterest income (a)	29	17
Total noninterest income	$271	$244

(a)	The table below provides further details on certain categories included in other noninterest income.
Noninterest income increased $27 million to $271 million for the three months ended March 31, 2017, compared to $244 million for the same period in 2016. Excluding an $8 million increase in deferred compensation asset returns included in other noninterest income, noninterest income increased $19 million, primarily reflecting increases in card fees (due to volume-driven increases from merchant payment processing services and government card programs), fiduciary income, and service charges on deposit accounts (in part driven by GEAR Up initiatives).
The following table illustrates certain categories included in "other noninterest income" on the consolidated statements of comprehensive income.

	Three Months Ended March 31,
(in millions)	2017	2016
Customer derivative income	$6	$3
Investment banking fees	4	2
Deferred compensation asset returns (a)	3	(5)
Securities trading income	2	2
Risk management hedge income	—	3
All other noninterest income	14	12
Other noninterest income	$29	$17

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

Noninterest Expenses

	Three Months Ended March 31,
(in millions)	2017	2016
Salaries and benefits expense	$233	$248
Outside processing fee expense	87	78
Net occupancy expense	38	38
Equipment expense	11	13
Restructuring charges	11	—
Software expense	29	29
FDIC insurance expense	13	11
Advertising expense	4	4
Litigation-related expense	(2)	—
Other noninterest expenses	33	37
Total noninterest expenses	$457	$458
Noninterest expenses decreased $1 million to $457 million for the three months ended March 31, 2017, compared to $458 million for the same period in 2016. Noninterest expenses decreased $20 million excluding first quarter 2017 restructuring charges of $11 million and an $8 million increase in deferred compensation plan expense (included in salaries and benefits expense). This primarily reflected a decrease in salaries and benefits expense of $23 million driven by the GEAR Up initiative, partially offset by an increase in outside processing fees tied to revenue-generating activities.

For further information about restructuring charges associated with the GEAR Up initiative, see note 13 to the consolidated financial statements.
Provision for Income Taxes
The provision for income taxes was $66 million and $25 million for the three-month periods ended March 31, 2017 and 2016, respectively. The provision for income taxes for the three months ended March 31, 2017 included a benefit of $24 million from employee stock transactions as a result of new accounting guidance for stock compensation. The tax impacts of such transactions were previously recorded as additional paid in capital within equity.
For further information about the new accounting guidance for stock compensation, see note 1 to the consolidated financial statements.
STRATEGIC LINES OF BUSINESS
The Corporation's operations are strategically aligned into three major business segments: the Business Bank, the Retail Bank and Wealth Management. These business segments are differentiated based upon the products and services provided. In addition to the three major business segments, Finance is also reported as a segment. The Other category includes items not directly associated with these business segments or the Finance segment. The performance of the business segments is not comparable with the Corporation's consolidated results and is not necessarily comparable with similar information for any other financial institution. Additionally, because of the interrelationships of the various segments, the information presented is not indicative of how the segments would perform if they operated as independent entities. Market segment results are also provided for the Corporation's three primary geographic markets: Michigan, California and Texas. In addition to the three primary geographic markets, Other Markets is also reported as a market segment. Note 14 to the consolidated financial statements describes the business activities of each business segment and presents financial results of these business segments for the three-month periods ended March 31, 2017 and 2016.
The Corporation's management accounting system assigns balance sheet and income statement items to each segment using certain methodologies, which are regularly reviewed and refined. These methodologies may be modified as the management accounting system is enhanced and changes occur in the organizational structure and/or product lines. Note 23 to the consolidated financial statements in the Corporation's 2016 Annual Report describes the Corporation's segment reporting methodology.
Business Segments
The following table presents net income (loss) by business segment.

	Three Months Ended March 31,
(dollar amounts in millions)	2017		2016
Business Bank	$177	84%	$92	74%
Retail Bank	11	5	11	9
Wealth Management	23	11	21	17
	211	100%	124	100%
Finance	(35)		(63)
Other (a)	26		(1)
Total	$202		$60
(a)    Includes the first quarter 2017 tax benefit of $24 million from employee stock transactions and items not directly associated with the three major business segments or the Finance Division.
The Business Bank's net income of $177 million for the three months ended March 31, 2017 increased $85 million compared to the three months ended March 31, 2016. Net interest income of $332 million for the three months ended March 31, 2017 decreased $25 million compared to the same period in the prior year, primarily reflecting an increase in net funds transfer pricing (FTP) charges, an $807 million decrease in average loans and one fewer day in 2017. The increase in net FTP charges primarily reflected an increase in the cost of funds due to the increase in short-term rates, partially offset by higher funding credits due to a $534 million increase in average deposits. The provision for credit losses decreased $141 million to $10 million for the three months ended March 31, 2017, compared to the same period in the prior year. The decrease in the provision primarily reflected a decrease for Energy and energy-related loans. Net credit-related charge-offs of $30 million decreased $27 million in the three months ended March 31, 2017, compared to the same period in the prior year, primarily reflecting decreases in Energy and Corporate Banking, partially offset by a decrease in net recoveries in Commercial Real Estate. Noninterest income for the three months ended March 31, 2017 increased $8 million from the comparable period in the prior year, primarily reflecting increases of $3 million each in card fees and investment banking fees. Noninterest expenses for the three months ended March 31, 2017 decreased $9 million compared to the same period in the prior year. Excluding restructuring charges of $6 million in the first quarter 2017, noninterest expenses decreased $15 million, primarily reflecting a $4 million decrease in salaries and benefits expense, a $3 million favorable litigation-related settlement in the first quarter 2017 and smaller decreases in several other categories of noninterest expense, partially offset by a $3 million increase in outside processing expenses tied to revenue-generating activities.
Net income for the Retail Bank of $11 million for the three months ended March 31, 2017 was unchanged compared to the three months ended March 31, 2016. Net interest income of $160 million for the three months ended March 31, 2017 increased $5 million from the comparable period in the prior year, primarily due to higher net FTP credits, partially offset by one fewer day in 2017. The increase in net FTP credits primarily reflected a higher deposit crediting rate, a $684 million increase in average deposits and a $28 million increase in average loans, partially offset by higher FTP funding costs. The provision for credit losses increased $9 million from the comparable period in the prior year, primarily reflecting an increase in Small Business. Net credit-related charge-offs of $5 million for the three months ended March 31, 2017 increased $3 million compared to the same period for the prior year, due to an increase in Small Business. Noninterest income of $48 million for the three months ended March 31, 2017 increased $4 million compared to the comparable period in the prior year, primarily due to a $2 million decrease in securities losses and smaller increases in several other noninterest income categories. Noninterest expenses of $179 million for the three months ended March 31, 2017 decreased $1 million from the comparable period in the prior year. Excluding restructuring charges of $4 million, noninterest expense decreased $5 million, primarily reflecting a $7 million decrease in salaries and benefits expense and smaller decreases in several other noninterest expense categories, partially offset by a $4 million increase in outside processing fees.
Wealth Management's net income of $23 million for the three months ended March 31, 2017 increased $2 million compared to the three months ended March 31, 2016. Net interest income of $41 million for the three months ended March 31, 2017 decreased $2 million compared to the same period in the prior year, primarily reflecting higher FTP funding costs due to an increase in short-term rates and a $193 million decrease in average deposits, partially offset by the benefit from a $287 million increase in average loans. The provision for credit losses increased $4 million to a benefit of $1 million for the three months ended March 31, 2017, compared to a benefit of $5 million for the three months ended March 31, 2016. Net credit-related recoveries were $2 million for the three months ended March 31, 2017, compared to net credit related recoveries of $1 million in the same period for the prior year. Noninterest income of $64 million for the three months ended March 31, 2017 increased $6 million compared to the comparable period in the prior year, primarily reflecting a $3 million increase in fiduciary income and smaller increases in several other fee categories. Noninterest expenses of $70 million for the three months ended March 31, 2017 decreased $3 million from the comparable period in the prior year. Excluding restructuring charges of $1 million, noninterest expenses decreased $4 million, primarily reflecting a $3 million decrease in salaries and benefits expense as well as smaller decreases in several other categories.
The net loss in the Finance segment was $35 million for the three months ended March 31, 2017, compared to a net loss of $63 million for the three months ended March 31, 2016. Net interest expense of $71 million for the three months ended March 31, 2017 decreased $42 million, compared to the three months ended March 31, 2016, primarily reflecting a decrease in net FTP expense as a result of higher rates charged to the business segments under the Corporation's internal FTP methodology.
Market Segments
The following table presents net income (loss) by market segment.

	Three Months Ended March 31,
(dollar amounts in millions)	2017		2016
Michigan	$68	32%	$70	57%
California	59	28	72	58
Texas	38	18	(77)	(63)
Other Markets	46	22	59	48
	211	100%	124	100%
Finance & Other (a)	(9)		(64)
Total	$202		$60
(a)    Includes the first quarter 2017 tax benefit of $24 million from employee stock transactions and items not directly associated with the market segments.
The Michigan market's net income of $68 million for the three months ended March 31, 2017 decreased $2 million, compared to $70 million for the three months ended March 31, 2016. Net interest income of $170 million for the three months ended March 31, 2017 decreased $4 million from the comparable period in the prior year, primarily due to an increase in net FTP funding charges and one fewer day in 2017. The increase in net FTP charges reflected higher funding costs, partially offset by the benefit of a $488 million increase in average deposits earning FTP credits and an increase in the crediting rate. The provision for credit losses increased $4 million to a benefit of $2 million for the three months ended March 31, 2017, compared to a benefit of $6 million for the comparable period in the prior year, primarily reflecting increases in Commercial Real Estate and general Middle Market, partially offset by a decrease in Corporate Banking. Net credit-related recoveries were $3 million for the three months ended March 31, 2017, compared to net credit-related charge-offs of $5 million for the comparable period in the prior year, primarily reflecting decreases in net charge-offs in Corporate Banking and net recoveries in general Middle Market, partially offset by a decrease in net recoveries in Commercial Real Estate. Noninterest income of $83 million for the three months ended March 31, 2017 increased $7 million from the comparable period in the prior year, primarily reflecting small increases in several noninterest income categories. Noninterest expenses of $150 million for the three months ended March 31, 2017 decreased $1 million from the comparable period in the prior year. Excluding restructuring charges of $2 million for the three months ended March 31, 2017 noninterest expenses decreased $3 million, primarily reflecting a $4 million decrease in salaries and benefits expense.
The California market's net income of $59 million for the three months ended March 31, 2017 decreased $13 million, compared to $72 million for the three months ended March 31, 2016. Net interest income of $171 million for the three months ended March 31, 2017 decreased $4 million from the comparable period in the prior year, due to an increase in net FTP funding charges, primarily for the same reasons discussed above, and one fewer day in 2017, partially offset by the benefit provided by an increase of $237 million in average loans. Average deposits increased $555 million. The provision for credit losses was $21 million for the three months ended March 31, 2017, compared to a $6 million benefit for the comparable period in the prior year, primarily reflecting increases in Technology and Life Sciences, National Dealer Services and general Middle Market. Net credit-related charge-offs of $10 million in the three months ended March 31, 2017 increased $2 million compared to the three months ended March 31, 2016, primarily reflecting increases in general Middle Market and Entertainment, partially offset by a decrease in Small Business. Noninterest income of $41 million for the three months ended March 31, 2017 increased $3 million compared to the three months ended March 31, 2016, reflecting small increases in most noninterest income categories. Noninterest expenses of $96 million for the three months ended March 31, 2017 decreased $8 million from the comparable period in the prior year. Excluding restructuring charges of $3 million, noninterest expense decreased $11 million, primarily reflecting a $4 million decrease in salaries and benefits expense, a $3 million favorable litigation-related settlement in the first quarter 2017 and smaller decrease in several other categories.
The Texas market's net income increased $115 million to $38 million for the three months ended March 31, 2017, compared to a net loss of $77 million for the three months ended March 31, 2016. Net interest income of $113 million for the three months ended March 31, 2017 decreased $8 million from the comparable period in the prior year, primarily due to an increase in FTP funding costs, a decrease of $652 million in average loans and one fewer day in 2017. An increase in the FTP deposit crediting rate more than offset the impact of a $261 million decrease in average deposits. The provision for credit losses decreased $178 million to a benefit of $9 million for the three months ended March 31, 2017, compared to a provision of $169 million for the comparable period in the prior year, primarily reflecting the impact of an increase in the reserves allocated to Energy and energy-related loans in the first quarter 2016 and improvements in credit quality in the portfolio. Net credit-related charge-offs of $22 million for the three months ended March 31, 2017 decreased $25 million compared to the three months ended March 31, 2016, primarily reflecting a decrease in Energy. Noninterest income of $32 million for the three months ended March 31, 2017 increased $2 million compared to the comparable period in the prior year. Noninterest expenses of $94 million for the three months ended March 31, 2017 decreased $6 million compared to the three months ended March 31, 2016. Excluding restructuring charges of $5 million, noninterest expense decreased $11 million, primarily reflecting a $3 million decrease in salaries and benefits expense and smaller decreases in several other noninterest expense categories.
Net income in Other Markets of $46 million for the three months ended March 31, 2017 decreased $13 million compared to $59 million for the three months ended March 31, 2016. Net interest income of $79 million for the three months ended March 31, 2017 decreased $6 million from the comparable period in the prior year, primarily due to an increase in net FTP funding charges, reflecting higher funding costs and a decrease in the deposit crediting rate which more than offset the benefit from a $243 million increase in average deposits, the impact of a $49 million decrease in average loans and one fewer day in 2017. The provision for credit losses was $11 million for the three months ended March 31, 2017, compared to an $8 million benefit for the comparable period in the prior year, primarily reflecting increases in Small Business and Environmental Services. Net credit-related charge-offs were $4 million for the three months ended March 31, 2017, compared to net recoveries of $2 million for the comparable period in the prior year, primarily reflecting an increase in Small Business. Noninterest income of $100 million for the three months ended March 31, 2017 increased $6 million from the comparable period in the prior year, primarily reflecting small increases in several noninterest income categories. Noninterest expenses of $106 million for the three months ended March 31, 2017 increased $2 million compared to the same period in the prior year. Excluding restructuring charges of $1 million, noninterest expenses increased $1 million, primarily reflecting a $6 million increase in outside processing expenses, partially offset by a $3 million decrease in salaries and benefits expense and smaller decreases in several other noninterest expense categories.
The net loss for the Finance & Other category of $9 million in the three months ended March 31, 2017 decreased $55 million compared to the three months ended March 31, 2016, primarily reflecting a decrease in net FTP expense as a result of higher rates charged to the market segments under the Corporation's internal FTP methodology and a $24 million tax benefit in first quarter 2017 from employee stock transactions.

The following table lists the Corporation's banking centers by geographic market segment.

	March 31,
	2017	2016
Michigan	209	214
Texas	127	133
California	97	103
Other Markets:
Arizona	17	19
Florida	7	7
Canada	1	1
Total	458	477

FINANCIAL CONDITION
Total assets were $73.0 billion at both March 31, 2017 and December 31, 2016, primarily reflecting an increase of $1.2 billion in interest-bearing deposits with banks, mostly offset by decreases of $785 million in total loans and $296 million in accrued income and other assets. On an average basis, total assets decreased $2.3 billion to $71.8 billion in the first quarter 2017, compared to $74.1 billion in the fourth quarter 2016, resulting primarily from decreases of $1.0 billion in average loans and $980 million in average interest-bearing deposits with banks.
The following tables provide information about the change in the Corporation's average loan portfolio in the first quarter 2017, compared to the fourth quarter 2016.

	Three Months Ended			Percent Change
(dollar amounts in millions)	March 31, 2017	December 31, 2016	Change
Average Loans:
Commercial loans by business line:
General Middle Market	$9,613	$9,635	$(22)	—%
National Dealer Services	5,025	4,908	117	2
Energy	2,125	2,413	(288)	(12)
Technology and Life Sciences	3,000	3,019	(19)	(1)
Environmental Services	829	784	45	6
Entertainment	658	706	(48)	(7)
Total Middle Market	21,250	21,465	(215)	(1)
Corporate Banking	2,879	2,827	52	2
Mortgage Banker Finance	1,450	2,352	(902)	(38)
Commercial Real Estate	744	812	(68)	(8)
Total Business Bank commercial loans	26,323	27,456	(1,133)	(4)
Total Retail Bank commercial loans	1,878	1,891	(13)	(1)
Total Wealth Management commercial loans	1,493	1,445	48	3
Total commercial loans	29,694	30,792	(1,098)	(4)
Real estate construction loans	2,958	2,837	121	4
Commercial mortgage loans	8,977	8,918	59	1
Lease financing	570	619	(49)	(8)
International loans	1,210	1,303	(93)	(7)
Residential mortgage loans	1,963	1,923	40	2
Consumer loans	2,528	2,523	5	—
Total loans	$47,900	$48,915	$(1,015)	(2)%
Average Loans By Geographic Market:
Michigan	$12,746	$12,538	$208	2%
California	17,520	17,666	(146)	(1)
Texas	10,111	10,381	(270)	(3)
Other Markets	7,523	8,330	(807)	(10)
Total loans	$47,900	$48,915	$(1,015)	(2)%
In general, Middle Market serves customers with annual revenue between $20 million and $500 million, while Corporate serves customers with revenue over $500 million. Changes in average total loans by geographic market are provided in the table above. The decrease in average Mortgage Banker Finance loans reflected slower home sales in the first quarter 2017 due to seasonality and, to a lesser extent, a decrease in refinancing activity due to higher rates. The decrease in average Energy loans primarily reflected customers continuing to deleverage.
Investment securities decreased $31 million to $12.3 billion at March 31, 2017, compared to December 31, 2016. On an average basis, investment securities decreased $131 million in the first quarter 2017, compared to the fourth quarter 2016, primarily due to declines in fair value due to higher interest rates in the first quarter 2017. Average net unrealized gains on investment securities available-for-sale decreased $135 million to a net unrealized loss of $37 million in the first quarter 2017, compared to a net unrealized gain of $98 million in the fourth quarter 2016.
Total liabilities decreased $136 million to $65.0 billion at March 31, 2017, compared to $65.2 billion at December 31, 2016, primarily reflecting a decrease of $122 million in total deposits. The decrease in total deposits primarily reflected decreases of $379 million in money market and interest-bearing checking deposits and $209 million in customer certificates of deposit partially offset by an increase of $352 million in noninterest-bearing deposits. On an average basis, total liabilities decreased $2.4 billion in the first quarter 2017, compared to the fourth quarter 2016, primarily due to decreases of $1.9 billion in total deposits ($1.6 billion in noninterest-bearing deposits and $234 million in interest-bearing deposits) and $421 million in medium- and long-term debt. The decrease in average total deposits primarily reflected seasonality, with the largest decreases in Corporate Banking ($920 million) and Technology and Life Sciences ($280 million). The decrease in debt was due to the maturity of a $650 million subordinated note during the fourth quarter 2016.
Capital
Total shareholders' equity increased $134 million to $7.9 billion at March 31, 2017, compared to December 31, 2016. The following table presents a summary of changes in total shareholders' equity in the three months ended March 31, 2017.

(in millions)
Balance at January 1, 2017		$7,796
Cumulative effect of change in accounting principle		1
Net income		202
Cash dividends declared on common stock		(42)
Purchase of common stock		(118)
Other comprehensive income:
Investment securities	$—
Defined benefit and other postretirement plans	4
Total other comprehensive income		4
Issuance of common stock under employee stock plans		69
Share-based compensation		18
Balance at March 31, 2017		$7,930
The Corporation periodically conducts stress tests to evaluate potential impacts to the Corporation's forecasted financial condition under various economic scenarios and business conditions. These stress tests are a normal part of the Corporation's overall risk management and capital planning process and are part of the forecasting process used by the Corporation to conduct the enterprise-wide stress test that was part of the Federal Reserve's Comprehensive Capital Analysis and Review (CCAR). For additional information about risk management processes, refer to the "Risk Management" sections of this financial review and the Corporation's 2016 Annual Report.
The Federal Reserve completed its 2016 CCAR review in June 2016 and did not object to the Corporation's 2016/2017 capital plan and capital distributions contemplated in the plan for the period ending June 30, 2017. The plan includes equity repurchases of up to $440 million for the four-quarter period ending June 30, 2017. The Corporation expects to repurchase the remaining $139 million available under the plan at March 31, 2017. In the first quarter 2017, the Corporation's repurchases under the equity repurchase program totaled $105 million. Restructuring charges associated with the GEAR Up initiative are not expected to impact the pace of repurchases. The 2017 capital plan was submitted to the Federal Reserve for review in April 2017 and a response is expected in June 2017.
On April 25, 2017 the Board of Directors of the Corporation (the Board) approved a 3-cent increase in the quarterly dividend to $0.26 per share, effective for the dividend payable July 1, 2017.
The following table summarizes the Corporation's repurchase activity during the three months ended March 31, 2017.

(shares in thousands)	Total Number of Shares and Warrants Purchased as Part of Publicly Announced Repurchase Plans or Programs (a)	Remaining Repurchase Authorization (b)	Total Number of Shares and Warrants Purchased (c)	Average Price Paid Per Share
January 2017	639	15,048	834	$68.31
February 2017	597	14,450	597	70.32
March 2017	262	11,756	263	73.05
Total first quarter 2017	1,498	11,756	1,694	$69.75

(a)
The Corporation made no repurchases of warrants under the repurchase program during the three months ended March 31, 2017. Upon exercise of a warrant, the number of shares with a value equal to the aggregate exercise price is withheld from an exercising warrant holder as payment (known as a "net exercise provision"). During the three months ended March 31, 2017, Comerica withheld the equivalent of approximately 989,000 shares to cover an aggregate $29.2 million in exercise price and issued approximately 1,500,000 shares to the exercising warrant holders. Shares withheld in connection with the net exercise provision are not included in the total number of shares or warrants purchased in the above table.

(b)	Maximum number of shares and warrants that may yet be purchased under the publicly announced plans or programs.

(c)
Includes approximately 196,000 shares purchased pursuant to deferred compensation plans and shares purchased from employees to pay for taxes related to restricted stock vesting under the terms of an employee share-based compensation plan during the three months ended March 31, 2017. These transactions are not considered part of the Corporation's repurchase program.

A total of 50.3 million shares and 14.1 million warrants (12.1 million share-equivalents) have been authorized for repurchase under the equity repurchase program since its inception in 2010. There is no expiration date for the Corporation's equity repurchase program.
The following table presents the minimum ratios required to be considered "adequately capitalized" as of March 31, 2017 and December 31, 2016.

	March 31, 2017	December 31, 2016
Common equity tier 1 capital to risk-weighted assets (a)	4.50%	4.50%
Tier 1 capital to risk-weighed assets (a)	6.00	6.00
Total capital to risk-weighted assets (a)	8.00	8.00
Capital conservation buffer (a)	1.250	0.625
Tier 1 capital to adjusted average assets (leverage ratio)	4.00	4.00

(a)
In addition to the minimum risk-based capital requirements, the Corporation is required to maintain a minimum capital conservation buffer, in the form of common equity, in order to avoid restrictions on capital distributions and discretionary bonuses. The required amount of the capital conservation buffer is being phased in beginning at 0.625% on January 1, 2016 and ultimately increases to 2.5% on January 1, 2019.

The Corporation's capital ratios exceeded minimum regulatory requirements as follows:

	March 31, 2017		December 31, 2016
(dollar amounts in millions)	Capital/Assets	Ratio	Capital/Assets	Ratio
Common equity tier 1 and tier 1 risk based (a)	$7,667	11.54%	$7,540	11.09%
Total risk-based (a)	9,171	13.80	9,018	13.27
Leverage (a)	7,667	10.67	7,540	10.18
Common equity	7,930	10.87	7,796	10.68
Tangible common equity (b)	7,285	10.07	7,151	9.89
Risk-weighted assets (a)	66,449		67,966

(a)	March 31, 2017 capital, risk-weighted assets and ratios are estimated.

(b)	See Supplemental Financial Data section for reconcilements of non-GAAP financial measures.
RISK MANAGEMENT
The following updated information should be read in conjunction with the "Risk Management" section on pages F-23 through F-37 in the Corporation's 2016 Annual Report.
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
Both consumer and business confidence measures for the U.S. remain elevated and economic indicators are generally positive, providing some stability to financial markets. Oil markets appeared to be firming on the news that the Organization of the Petroleum Exporting Countries may extend production controls and on a growing consensus that global oil market conditions are expected to tighten through late 2017. Looking ahead, the Corporation expects the U.S economy to continue to expand at a moderate pace throughout 2017.
The allowance for loan losses was $708 million at March 31, 2017, compared to $730 million at December 31, 2016, a decrease of $22 million, or 3 percent. The decrease in the allowance for loan losses resulted primarily from a decrease in reserves for Energy and energy-related loans. The decrease in reserves for Energy and energy-related loans reflected a decline in criticized loans due to the stabilization of oil prices and decreased leverage of these borrowers.
The allowance for credit losses on lending-related commitments includes specific allowances, based on individual evaluations of certain letters of credit in a manner consistent with business loans, and allowances based on the pool of the remaining letters of credit and all unused commitments to extend credit within each internal risk rating. The allowance for credit losses on lending-related commitments was $46 million and $41 million at March 31, 2017 and December 31, 2016, respectively. The $5 million increase in the allowance for credit losses on lending-related commitments primarily reflected the impact of market conditions.
For additional information regarding the allowance for credit losses, refer to page F-38 in the "Critical Accounting Policies" section and pages F-54 through F-56 in note 1 to the consolidated financial statements of the Corporation's 2016 Annual Report. For additional information regarding Energy and energy-related exposures, refer to "Energy Lending" subheading later in this section.
Nonperforming Assets
Nonperforming assets include loans on nonaccrual status, troubled debt restructured loans (TDRs) which have been renegotiated to less than the original contractual rates (reduced-rate loans) and foreclosed property. TDRs include performing and nonperforming loans. Nonperforming TDRs are either on nonaccrual or reduced-rate status.
The following table presents a summary of nonperforming assets and past due loans.

(dollar amounts in millions)	March 31, 2017	December 31, 2016
Nonaccrual loans:
Business loans:
Commercial	$400	$445
Commercial mortgage	41	46
Lease financing	6	6
International	8	14
Total nonaccrual business loans	455	511
Retail loans:
Residential mortgage	39	39
Consumer:
Home equity	26	28
Other consumer	1	4
Total consumer	27	32
Total nonaccrual retail loans	66	71
Total nonaccrual loans	521	582
Reduced-rate loans	8	8
Total nonperforming loans	529	590
Foreclosed property	16	17
Total nonperforming assets	$545	$607
Nonperforming loans as a percentage of total loans	1.10%	1.20%
Nonperforming assets as a percentage of total loans and foreclosed property	1.13	1.24
Allowance for loan losses as a percentage of total nonperforming loans	134	124
Loans past due 90 days or more and still accruing	$26	$19
Loans past due 90 days or more and still accruing as a percentage of total loans	0.05%	0.04%
Nonperforming assets decreased $62 million to $545 million at March 31, 2017, from $607 million at December 31, 2016. The decrease in nonperforming assets primarily reflected a decrease of $71 million in nonaccrual Energy and energy-related loans.
The following table presents a summary of TDRs at March 31, 2017 and December 31, 2016.

(in millions)	March 31, 2017	December 31, 2016
Nonperforming TDRs:
Nonaccrual TDRs	$233	$225
Reduced-rate TDRs	8	8
Total nonperforming TDRs	241	233
Performing TDRs (a)	108	94
Total TDRs	$349	$327

(a)	TDRs that do not include a reduction in the original contractual interest rate which are performing in accordance with their modified terms.
At March 31, 2017, nonaccrual TDRs and performing TDRs included $152 million and $60 million of Energy and energy-related loans, respectively, compared to $141 million and $60 million, respectively, at December 31, 2016.

The following table presents a summary of changes in nonaccrual loans.

	Three Months Ended
(in millions)	March 31, 2017	December 31, 2016
Balance at beginning of period	$582	$631
Loans transferred to nonaccrual (a)	104	60
Nonaccrual business loan gross charge-offs (b)	(42)	(46)
Nonaccrual business loans sold	(8)	(10)
Payments/other (c)	(115)	(53)
Balance at end of period	$521	$582
(a) Based on an analysis of nonaccrual loans with book balances greater than $2 million.
(b) Analysis of gross loan charge-offs:
Nonaccrual business loans	$42	$46
Retail loans	2	2
Total gross loan charge-offs	$44	$48
(c) Includes net changes related to nonaccrual loans with balances less than $2 million, payments on nonaccrual loans with book balances greater than $2 million and transfers of nonaccrual loans to foreclosed property. Excludes business loan gross charge-offs and business nonaccrual loans sold.

There were nine borrowers with balances greater than $2 million, totaling $104 million, transferred to nonaccrual status in the first quarter 2017, an increase of $44 million when compared to $60 million in the fourth quarter 2016. Of the transfers to nonaccrual greater than $2 million in the first quarter 2017, $63 million were Energy and energy-related, compared to $19 million in the fourth quarter 2016. Payments received on nonaccrual Energy and energy-related loans totaled $113 million in the first quarter 2017.
The following table presents the composition of nonaccrual loans by balance and the related number of borrowers at March 31, 2017 and December 31, 2016.

	March 31, 2017		December 31, 2016
(dollar amounts in millions)	Number of Borrowers	Balance	Number of Borrowers	Balance
Under $2 million	1,082	$97	1,152	$95
$2 million - $5 million	16	49	18	57
$5 million - $10 million	16	119	9	60
$10 million - $25 million	11	195	14	234
Greater than $25 million	2	61	4	136
Total	1,127	$521	1,197	$582

The following table presents a summary of nonaccrual loans at March 31, 2017 and loans transferred to nonaccrual and net loan charge-offs for the three months ended March 31, 2017, based primarily on North American Industry Classification System (NAICS) categories.

	March 31, 2017		Three Months Ended March 31, 2017
(dollar amounts in millions)	Nonaccrual Loans		Loans Transferred to Nonaccrual (a)		Net Loan Charge-Offs
Industry Category
Mining, Quarrying and Oil & Gas Extraction (b)	$270	52%	$63	61%	$15	46%
Manufacturing (b)	66	13	20	19	1	2
Residential Mortgage	39	6	—	—	—	—
Services (b)	25	5	4	4	2	6
Real Estate & Home Builders	21	4	—	—	3	9
Health Care & Social Assistance	17	3	—	—	—	—
Wholesale Trade	16	3	4	4	1	3
Entertainment	13	2	10	9	—	—
Holding & Other Investment Companies	8	2	—	—	—
Transportation & Warehousing (b)	7	1	—	—	—	—
Retail	6	1	3	3	—	—
Information & Communication	2	—	—	—	2	6
Other (c)	31	8	—	—	9	28
Total	$521	100%	$104	100%	$33	100%

(a)	Based on an analysis of nonaccrual loans with book balances greater than $2 million.

(b)
Included nonaccrual Energy and energy-related loans of approximately $270 million in Mining, Quarrying and Oil & Gas Extraction, $13 million in Manufacturing, $12 million in Services, and $7 million in Transportation & Warehousing at March 31, 2017.

(c)	Consumer, excluding residential mortgage and certain personal purpose nonaccrual loans and net charge-offs, are included in the “Other” category.
Loans past due 90 days or more and still accruing interest generally represent loans that are well collateralized and in a continuing process of collection. Loans past due 90 days or more and still accruing interest were $26 million at March 31, 2017 compared to $19 million at December 31, 2016. Loans past due 30-89 days increased $1 million to $130 million at March 31, 2017, compared to $129 million at December 31, 2016. An aging analysis of loans included in note 4 to the consolidated financial statements provides further information about the balances comprising past due loans.
The following table presents a summary of total criticized loans. The Corporation's criticized list is consistent with the Special Mention, Substandard and Doubtful categories defined by regulatory authorities. Criticized loans with balances of $2 million or more on nonaccrual status or whose terms have been modified in a TDR are individually subjected to quarterly credit quality reviews, and the Corporation may establish specific allowances for such loans. A table of loans by credit quality indicator included in note 4 to the consolidated financial statements provides further information about the balances comprising total criticized loans and reflects our assessment of the recent Shared National Credit (SNC) exam.

(dollar amounts in millions)	March 31, 2017	December 31, 2016
Total criticized loans	$2,636	$2,856
As a percentage of total loans	5.5%	5.8%
The $220 million decrease in criticized loans in the three months ended March 31, 2017 included a decrease of $302 million of Energy and energy-related loans. The decrease in criticized Energy and energy-related loans was partially offset by increases in several other business lines, with the largest increase in Technology and Life Sciences. For further information about criticized Energy and energy-related loans, refer to the "Energy Lending" subheading later in this section.
The following table presents a summary of changes in foreclosed property.

	Three Months Ended
(in millions)	March 31, 2017	December 31, 2016
Balance at beginning of period	$17	$21
Acquired in foreclosure	1	—
Foreclosed property sold (a)	(2)	(4)
Balance at end of period	$16	$17
(a) Net gain on foreclosed property sold	$1	$1

Commercial Real Estate Lending
The following table summarizes the Corporation's commercial real estate loan portfolio by loan category.

(in millions)	March 31, 2017	December 31, 2016
Real estate construction loans:
Commercial Real Estate business line (a)	$2,567	$2,485
Other business lines (b)	363	384
Total real estate construction loans	$2,930	$2,869
Commercial mortgage loans:
Commercial Real Estate business line (a)	$2,016	$2,018
Other business lines (b)	7,005	6,913
Total commercial mortgage loans	$9,021	$8,931

(a)	Primarily loans to real estate developers.

(b)	Primarily loans secured by owner-occupied real estate.
The Corporation limits risk inherent in its commercial real estate lending activities by monitoring borrowers directly involved in the commercial real estate markets and adhering to conservative policies on loan-to-value ratios for such loans. Commercial real estate loans, consisting of real estate construction and commercial mortgage loans, totaled $12.0 billion at March 31, 2017, of which $4.6 billion, or 38 percent, were to borrowers in the Commercial Real Estate business line, which includes loans to real estate developers, an increase of $80 million compared to December 31, 2016. The remaining $7.4 billion, or 62 percent, of commercial real estate loans in other business lines consisted primarily of owner-occupied commercial mortgages, which bear credit characteristics similar to non-commercial real estate business loans. In the Texas market, commercial real estate loans totaled $3.1 billion at March 31, 2017, of which $1.7 billion were to borrowers in the Commercial Real Estate business line. Substantially all of the remaining $1.4 billion were owner-occupied commercial mortgages. Loans in the Commercial Real Estate business line secured by properties located in Texas totaled $1.4 billion at March 31, 2017, primarily including $956 million for multifamily projects and $220 million for retail projects. No loans in the Commercial Real Estate business line that were secured by properties located in Texas were on nonaccrual status at March 31, 2017.
The real estate construction loan portfolio primarily contains loans made to long-tenured customers with satisfactory completion experience. Credit quality in the real estate construction loan portfolio was strong, with criticized loans of $16 million and $3 million at March 31, 2017 and December 31, 2016, respectively, and no real estate construction loan charge-offs in either of the three-month periods ended March 31, 2017 and 2016.
Loans in the commercial mortgage portfolio generally mature within three to five years. Of the $2.0 billion of commercial mortgage loans in the Commercial Real Estate business line, $8 million were on nonaccrual status at March 31, 2017, compared to $2.0 billion with $9 million on nonaccrual status at December 31, 2016. There were no Commercial mortgage loan net charge-offs in the Commercial Real Estate business line for the three months ended March 31, 2017 and a recovery of $3 million for the same period in the prior year. In other business lines, $33 million and $37 million of commercial mortgage loans were on nonaccrual status at March 31, 2017 and December 31, 2016, respectively. Commercial mortgage loan net recoveries in other business lines were $1 million and $2 million for the three-month periods ended March 31, 2017 and 2016, respectively.
Residential Real Estate Lending
The following table summarizes the Corporation's residential mortgage and home equity loan portfolios by geographic market.

	March 31, 2017				December 31, 2016
(dollar amounts in millions)	Residential Mortgage Loans	% of Total	Home Equity Loans	% of Total	Residential Mortgage Loans	% of Total	Home Equity Loans	% of Total
Geographic market:
Michigan	$380	20%	$738	42%	$386	20%	$748	42%
California	973	49	687	38	948	49	687	38
Texas	321	17	308	17	337	17	305	17
Other Markets	270	14	57	3	271	14	60	3
Total	$1,944	100%	$1,790	100%	$1,942	100%	$1,800	100%
Residential real estate loans, which consist of residential mortgages and home equity loans and lines of credit, totaled $3.7 billion at March 31, 2017. Residential mortgages totaled $1.9 billion at March 31, 2017, and were primarily larger, variable-rate mortgages originated and retained for certain private banking relationship customers. Of the $1.9 billion of residential mortgage loans outstanding, $39 million were on nonaccrual status at March 31, 2017. The home equity portfolio totaled $1.8 billion at March 31, 2017, of which $1.6 billion was outstanding under primarily variable-rate, interest-only home equity lines of credit,

$126 million were on amortizing status and $37 million were closed-end home equity loans. Of the $1.8 billion of home equity loans outstanding, $26 million were on nonaccrual status at March 31, 2017. A majority of the home equity portfolio was secured by junior liens at March 31, 2017. The residential real estate portfolio is principally located within the Corporation's primary geographic markets. Substantially all residential real estate loans past due 90 days or more are placed on nonaccrual status, and substantially all junior lien home equity loans that are current or less than 90 days past due are placed on nonaccrual status if full collection of the senior position is in doubt. At no later than 180 days past due, such loans are charged off to current appraised values less costs to sell.
Energy Lending
The Corporation has a portfolio of Energy and energy-related loans that are included primarily in "commercial loans" in the consolidated balance sheets. The Corporation has over 30 years of experience in energy lending, with a focus on middle market companies in the oil and gas business. Customers in the Corporation's Energy business line (approximately 180 relationships) are engaged in three segments of the oil and gas business: exploration and production (E&P) (69 percent), midstream (17 percent) and energy services (14 percent). E&P generally includes such activities as searching for potential oil and gas fields, drilling exploratory wells and operating active wells. Commitments to E&P borrowers are typically subject to semi-annual borrowing base re-determinations based on a variety of factors including updated pricing (reflecting market and competitive conditions), energy reserve levels and the impact of hedging. The midstream sector is generally involved in the transportation, storage and marketing of crude and/or refined oil and gas products. The Corporation's energy services customers provide products and services primarily to the E&P segment. About 95 percent of the loans in the Energy business line are SNC, which are facilities greater than $20 million shared by three or more federally supervised institutions, reflecting the Corporation's focus on larger middle market companies that have financing needs that generally exceed internal individual borrower credit risk limits. The Corporation seeks to develop full relationships with SNC borrowers.
In addition to oil and gas loans in the Energy business line, the Corporation is monitoring a portfolio of loans in other lines of business to companies that have a sizable portion of their revenue related to oil and gas or could be otherwise negatively impacted by prolonged lower oil and gas prices ("energy-related"), primarily in general Middle Market, Corporate Banking, Small Business, and Technology and Life Sciences. These companies include downstream businesses such as refineries and petrochemical companies, companies that sell products to E&P, midstream and energy services companies, companies involved in developing new technologies for the oil and gas industry, and other similar businesses.
The following table summarizes information about the Corporation's portfolio of Energy and energy-related loans.

	March 31, 2017				December 31, 2016
(dollar amounts in millions)	Outstandings		Nonaccrual	Criticized (a)	Outstandings		Nonaccrual	Criticized (a)
Exploration and production (E&P)	$1,360	69%	234	$649	$1,587	70%	$294	$910
Midstream	327	17	7	38	374	17	7	45
Services	268	14	25	184	289	13	27	200
Total Energy business line	1,955	100%	266	871	2,250	100%	328	1,155
Energy-related	362		36	153	397		45	171
Total Energy and energy-related	$2,317		$302	$1,024	$2,647		$373	$1,326
As a percentage of total Energy and energy-related loans			13%	44%			14%	50%

(a)	Includes nonaccrual loans.
Loans in the Energy business line totaled $2.0 billion, or approximately 4 percent of total loans, at March 31, 2017 and $2.3 billion, or approximately 5 percent of total loans, at December 31, 2016, a decrease of $295 million, or 13 percent. Total exposure, including unused commitments to extend credit and letters of credit, was $4.3 billion and $4.7 billion at March 31, 2017 and December 31, 2016, respectively. The decrease in total exposure in the Energy business line primarily reflected energy customers taking actions to adjust their cash flow and reduce their bank debt, including selling assets to pay down debt and raising capital in the equity markets, as well as improved operations. Energy-related outstandings were approximately $362 million at March 31, 2017 (approximately 80 relationships), a decrease of $35 million, or 9 percent, compared to December 31, 2016.
Criticized Energy and energy-related loans decreased $302 million in the three months ended March 31, 2017. The decrease in criticized loans largely reflected the actions described above. Energy and energy-related loans on nonaccrual status decreased $71 million in the three months ended March 31, 2017, to $302 million at March 31, 2017. Energy and energy-related net credit-related charge-offs decreased $23 million to $21 million for the three-month period ended March 31, 2017 compared to net credit-related charge-offs of $44 million for the same period in 2016.
The Corporation's allowance methodology carefully considers the various risk elements within the loan portfolio. At March 31, 2017, the reserve allocation for loans in the Energy business line decreased to approximately 7 percent of total Energy business line loans. With the addition of energy-related loans, the reserve allocation for Energy and energy-related loans at March 31, 2017 decreased to approximately 8 percent of total Energy and energy-related loans. The reserve allocation for Energy and energy-related loans appropriately incorporated the changing dynamics in Energy and energy-related loans described above, including, but not limited to, migration in the portfolio and the value of collateral considered in determining estimated loss given default. The Corporation continued to incorporate a qualitative reserve component for Energy and energy-related loans at March 31, 2017.
Automotive Lending
Substantially all dealer loans are in the National Dealer Services business line. Loans in the National Dealer Services business line include floor plan financing and other loans to automotive dealerships. Floor plan loans, included in “commercial loans” in the consolidated balance sheets, totaled $4.2 billion at March 31, 2017, a decrease of $78 million compared to $4.3 billion at December 31, 2016. At March 31, 2017 and December 31, 2016, other loans to automotive dealers in the National Dealer Services business line totaled $2.7 billion and $2.6 billion, respectively, including $1.6 billion of owner-occupied commercial real estate mortgage loans at both March 31, 2017 and December 31, 2016. Automotive lending also includes loans to borrowers involved with automotive production, primarily Tier 1 and Tier 2 suppliers. Loans to borrowers involved with automotive production totaled approximately $1.4 billion and $1.3 billion at March 31, 2017 and December 31, 2016, respectively.
For further discussion of credit risk, see the "Credit Risk" section of pages F-23 through F-32 in the Corporation's 2016 Annual Report.
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
Interest Rate Risk
Net interest income is the primary source of revenue for the Corporation. Interest rate risk arises in the normal course of business due to differences in the repricing and cash flow characteristics of assets and liabilities, primarily through the Corporation's core business activities of extending loans and acquiring deposits. The Corporation's balance sheet is predominantly characterized by floating-rate loans funded by core deposits. Approximately 90 percent of the Corporation's loans were floating at March 31, 2017, of which approximately 80 percent were based on LIBOR and 20 percent were based on Prime. This creates sensitivity to interest rate movements due to the imbalance between the floating-rate loan portfolio and the more slowly repricing deposit products. In addition, the growth and/or contraction in the Corporation's loans and deposits may lead to changes in sensitivity to interest rate movements in the absence of mitigating actions. Examples of such actions are purchasing investment securities, primarily fixed-rate, which provide liquidity to the balance sheet and act to mitigate the inherent interest sensitivity, and hedging the sensitivity with interest rate swaps. The Corporation actively manages its exposure to interest rate risk, with the principal objective of optimizing net interest income and the economic value of equity while operating within acceptable limits established for interest rate risk and maintaining adequate levels of funding and liquidity.
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

Sensitivity of Net Interest Income to Changes in Interest Rates
The analysis of the impact of changes in interest rates on net interest income under various interest rate scenarios is management's principal risk management technique. Management models a base case net interest income under an unchanged interest rate environment. Existing derivative instruments entered into for risk management purposes are included in the analysis, but no additional hedging is currently forecasted. These derivative instruments currently comprise interest rate swaps that convert fixed-rate long-term debt to variable rates. This base case net interest income is then compared against interest rate scenarios in which rates rise or decline in a linear, non-parallel fashion from the base case over 12 months. In the scenarios presented, short-term interest rates increase 200 basis points, resulting in an average increase in short-term interest rates of 100 basis points over the period (+200 scenario). Due to the current low level of interest rates, the analysis reflects declining interest rate scenarios of 100 and 75 basis points at March 31, 2017 and December 31, 2016, respectively.
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
The table below, as of March 31, 2017 and December 31, 2016, displays the estimated impact on net interest income during the next 12 months by relating the base case scenario results to those from the rising and declining rate scenarios described above.

	Estimated Annual Change
	March 31, 2017		December 31, 2016
(in millions)	Amount	%	Amount	%
Change in Interest Rates:
Rising 200 basis points	$204	10%	$212	11%
Declining to zero percent	(187)	(10)	(138)	(7)
Sensitivity to rising rates changed modestly from December 31, 2016 to March 31, 2017, primarily due to minor balance sheet changes. The risk to declining interest rates is limited by an assumed floor on interest rates of zero percent, but reflects the recent rise in short-term interest rates, allowing for a decline of 100 basis points at March 31, 2017, relative to a 75 basis point decline at December 31, 2016.
Sensitivity of Economic Value of Equity to Changes in Interest Rates
In addition to the simulation analysis on net interest income, an economic value of equity analysis provides an alternative view of the interest rate risk position. The economic value of equity is the difference between the estimate of the economic value of the Corporation's financial assets, liabilities and off-balance sheet instruments, derived through discounting cash flows based on actual rates at the end of the period and the estimated economic value after applying the estimated impact of rate movements. The economic value of equity analysis is based on an immediate parallel 200 basis point increase. The declining interest rate scenarios are based on decreases of 100 basis point and 75 basis point in interest rates at March 31, 2017 and December 31, 2016, respectively.
The table below, as of March 31, 2017 and December 31, 2016, displays the estimated impact on the economic value of equity from the interest rate scenario described above.

	March 31, 2017		December 31, 2016
(in millions)	Amount	%	Amount	%
Change in Interest Rates:
Rising 200 basis points	$844	6%	$1,133	10%
Declining to zero percent	(1,481)	(11)	(891)	(7)
The change in the sensitivity of the economic value of equity to a 200 basis point parallel increase in rates between December 31, 2016 and March 31, 2017 was primarily driven by the FRB rate increases in December of 2016 and March of 2017, as well as changes in market interest rates at the middle to long end of the curve, which most significantly impact mortgage-backed security prepayment and the value of deposits without a stated maturity. Additionally, changes in actual deposit mix over the period impacted the results modestly.
Wholesale Funding
The Corporation may access the purchased funds market when necessary, which includes foreign office time deposits and short-term borrowings. Capacity for incremental purchased funds at March 31, 2017 included short-term FHLB advances, the ability to purchase federal funds, sell securities under agreements to repurchase, as well as issue deposits to institutional investors and issue certificates of deposit through brokers. Purchased funds totaled $100 million at March 31, 2017, compared to $44 million at December 31, 2016. At March 31, 2017, the Bank had pledged loans totaling $22.2 billion which provided for up to $18.0 billion of available collateralized borrowing with the FRB.
The Bank is a member of the FHLB of Dallas, Texas, which provides short- and long-term funding to its members through advances collateralized by real estate-related assets. Actual borrowing capacity is contingent on the amount of collateral available to be pledged to the FHLB. At March 31, 2017, $15.5 billion of real estate-related loans were pledged to the FHLB as blanket collateral for current and potential future borrowings. As of March 31, 2017, the Corporation had $2.8 billion of outstanding borrowings from the FHLB maturing in 2026, and capacity for potential future borrowings of approximately $3.9 billion.
Additionally, as of March 31, 2017 the Bank had the ability to issue up to $14 billion of debt under an existing $15 billion note program which allows the issuance of debt with maturities between three months and 30 years.The Corporation also maintains a shelf registration statement with the Securities and Exchange Commission from which it may issue debt and/or equity securities.
The ability of the Corporation and the Bank to raise funds at competitive rates is impacted by rating agencies' views of the credit quality, liquidity, capital and earnings of the Corporation and the Bank. As of March 31, 2017, the four major rating agencies had assigned the following ratings to long-term senior unsecured obligations of the Corporation and the Bank. A security rating is not a recommendation to buy, sell, or hold securities and may be subject to revision or withdrawal at any time by the assigning rating agency. Each rating should be evaluated independently of any other rating.

	Comerica Incorporated		Comerica Bank
March 31, 2017	Rating	Outlook	Rating	Outlook
Standard and Poor’s	BBB+	Stable	A-	Stable
Moody’s Investors Service	A3	Stable	A3	Stable
Fitch Ratings	A	Negative	A	Negative
DBRS	A	Stable	A (High)	Stable
The Corporation satisfies liquidity requirements with either liquid assets or various funding sources. Liquid assets totaled $19.4 billion at March 31, 2017, compared to $18.2 billion at December 31, 2016. Liquid assets include cash and due from banks, federal funds sold, interest-bearing deposits with banks, other short-term investments and unencumbered investment securities.
In September 2014, U.S. banking regulators issued a final rule implementing a quantitative liquidity requirement in the U.S. generally consistent with the LCR minimum liquidity measure established under the Basel III liquidity framework. Under the rule, the Corporation is subject to a modified LCR standard, which requires a financial institution to hold a minimum level of high-quality liquid assets to fully cover modified net cash outflows under a 30-day systematic liquidity stress scenario. The rule was fully effective for the Corporation on January 1, 2017. The Corporation is in compliance with the fully phased-in LCR requirement, plus a buffer.
In 2016, U.S. banking regulators issued a notice of proposed rulemaking (the proposed rule) implementing a second quantitative liquidity requirement in the U.S. generally consistent with the Net Stable Funding Ratio (NSFR) minimum liquidity measure established under the Basel III liquidity framework. Under the proposed rule, the Corporation will be subject to a modified NSFR standard effective January 1, 2018, which requires a financial institution to hold a minimum level of available longer-term, stable sources of funding to fully cover a modified amount of required longer-term stable funding, over a one-year period. The Corporation does not currently expect the proposed rule to have a material impact on its liquidity needs.
The Corporation regularly evaluates its ability to meet funding needs in unanticipated, stressed environments. In conjunction with the quarterly 200 basis point interest rate simulation analyses, discussed in the “Interest Rate Sensitivity” section of this financial review, liquidity ratios and potential funding availability are examined. Each quarter, the Corporation also evaluates its ability to meet liquidity needs under a series of broad events, distinguished in terms of duration and severity. The evaluation as of March 31, 2017 projected that sufficient sources of liquidity were available under each series of events.

CRITICAL ACCOUNTING POLICIES
The Corporation’s consolidated financial statements are prepared based on the application of accounting policies, the most significant of which are described in note 1 to the consolidated financial statements included in the Corporation's 2016 Annual Report. These policies require numerous estimates and strategic or economic assumptions, which may prove inaccurate or subject to variations. Changes in underlying factors, assumptions or estimates could have a material impact on the Corporation’s future financial condition and results of operations. At December 31, 2016, the most critical of these significant accounting policies were the policies related to the allowance for credit losses, fair value measurement, goodwill, pension plan accounting and income taxes. These policies were reviewed with the Audit Committee of the Corporation’s Board of Directors and are discussed more fully on pages F-38 through F-41 in the Corporation's 2016 Annual Report. As of the date of this report, there have been no significant changes to the Corporation's critical accounting policies or estimates.
SUPPLEMENTAL FINANCIAL DATA
The following table provides a reconciliation of non-GAAP financial measures used in this financial review with financial measures defined by GAAP.

(dollar amounts in millions)	March 31, 2017	December 31, 2016
Tangible Common Equity Ratio:
Common shareholders' equity	$7,930	$7,796
Less:
Goodwill	635	635
Other intangible assets	10	10
Tangible common equity	$7,285	$7,151
Total assets	$72,976	$72,978
Less:
Goodwill	635	635
Other intangible assets	10	10
Tangible assets	$72,331	$72,333
Common equity ratio	10.87%	10.68%
Tangible common equity ratio	10.07	9.89
Tangible Common Equity per Share of Common Stock:
Common shareholders' equity	$7,930	$7,796
Tangible common equity	7,285	7,151
Shares of common stock outstanding (in millions)	177	175
Common shareholders' equity per share of common stock	$44.69	$44.47
Tangible common equity per share of common stock	41.05	40.79
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
ITEM 1A. Risk Factors
There has been no material change in the Corporation’s risk factors as previously disclosed in our Form 10-K for the fiscal year ended December 31, 2016 in response to Part I, Item 1A. of such Form 10-K. Such risk factors are incorporated herein by reference.
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

101
Financial statements from Quarterly Report on Form 10-Q of the Registrant for the quarter ended March 31, 2017, formatted in Extensible Business Reporting Language: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Statements of Changes in Shareholders' Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements.

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
Date: April 28, 2017

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

101
Financial statements from Quarterly Report on Form 10-Q of the Registrant for the quarter ended March 31, 2017, formatted in Extensible Business Reporting Language: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Statements of Changes in Shareholders' Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements.

†	Management contract or compensatory plan or arrangement.