Form 10-Q
period 2017-06-30
COMERICA INC /NEW/
filed 2017-07-31
CIK 28412

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________
FORM 10-Q
______________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
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
$5 par value common stock:
Outstanding as of July 25, 2017: 175,910,900 shares

COMERICA INCORPORATED AND SUBSIDIARIES

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements

CONSOLIDATED BALANCE SHEETS
Comerica Incorporated and Subsidiaries

(in millions, except share data)	June 30, 2017	December 31, 2016
	(unaudited)
ASSETS
Cash and due from banks	$1,372	$1,249

Interest-bearing deposits with banks	4,259	5,969
Other short-term investments	90	92

Investment securities available-for-sale	10,944	10,787
Investment securities held-to-maturity	1,430	1,582

Commercial loans	31,449	30,994
Real estate construction loans	2,857	2,869
Commercial mortgage loans	8,974	8,931
Lease financing	472	572
International loans	1,145	1,258
Residential mortgage loans	1,976	1,942
Consumer loans	2,535	2,522
Total loans	49,408	49,088
Less allowance for loan losses	(705)	(730)
Net loans	48,703	48,358
Premises and equipment	484	501
Accrued income and other assets	4,165	4,440
Total assets	$71,447	$72,978

LIABILITIES AND SHAREHOLDERS’ EQUITY
Noninterest-bearing deposits	$31,210	$31,540

Money market and interest-bearing checking deposits	20,952	22,556
Savings deposits	2,158	2,064
Customer certificates of deposit	2,438	2,806
Foreign office time deposits	23	19
Total interest-bearing deposits	25,571	27,445
Total deposits	56,781	58,985
Short-term borrowings	541	25
Accrued expenses and other liabilities	997	1,012
Medium- and long-term debt	5,143	5,160
Total liabilities	63,462	65,182

Common stock - $5 par value:
Authorized - 325,000,000 shares
Issued - 228,164,824 shares	1,141	1,141
Capital surplus	2,110	2,135
Accumulated other comprehensive loss	(361)	(383)
Retained earnings	7,580	7,331
Less cost of common stock in treasury - 52,252,023 shares at 6/30/17 and 52,851,156 shares at 12/31/16	(2,485)	(2,428)
Total shareholders’ equity	7,985	7,796
Total liabilities and shareholders’ equity	$71,447	$72,978
See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)
Comerica Incorporated and Subsidiaries

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except per share data)	2017	2016	2017	2016
INTEREST INCOME
Interest and fees on loans	$453	$406	$874	$812
Interest on investment securities	62	62	124	124
Interest on short-term investments	14	5	27	9
Total interest income	529	473	1,025	945
INTEREST EXPENSE
Interest on deposits	9	10	18	20
Interest on medium- and long-term debt	20	18	37	33
Total interest expense	29	28	55	53
Net interest income	500	445	970	892
Provision for credit losses	17	49	33	197
Net interest income after provision for credit losses	483	396	937	695
NONINTEREST INCOME
Card fees	80	76	157	148
Service charges on deposit accounts	57	55	115	110
Fiduciary income	51	49	100	95
Commercial lending fees	22	22	42	42
Letter of credit fees	11	13	23	26
Bank-owned life insurance	9	9	19	18
Foreign exchange income	11	11	22	21
Brokerage fees	6	5	11	9
Net securities losses	(2)	(1)	(2)	(3)
Other noninterest income	31	29	60	46
Total noninterest income	276	268	547	512
NONINTEREST EXPENSES
Salaries and benefits expense	219	247	452	495
Outside processing fee expense	88	83	175	161
Net occupancy expense	38	39	76	77
Equipment expense	11	14	22	27
Restructuring charges	14	53	25	53
Software expense	31	30	60	59
FDIC insurance expense	12	14	25	25
Advertising expense	7	6	11	10
Litigation-related expense	—	—	(2)	—
Other noninterest expenses	37	32	70	69
Total noninterest expenses	457	518	914	976
Income before income taxes	302	146	570	231
Provision for income taxes	99	42	165	67
NET INCOME	203	104	405	164
Less income allocated to participating securities	1	1	3	2
Net income attributable to common shares	$202	$103	$402	$162
Earnings per common share:
Basic	$1.15	$0.60	$2.30	$0.94
Diluted	1.13	0.58	2.24	0.92

Comprehensive income	221	137	427	298

Cash dividends declared on common stock	46	38	88	75
Cash dividends declared per common share	0.26	0.22	0.49	0.43
See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (unaudited)
Comerica Incorporated and Subsidiaries

	Common Stock			Accumulated Other Comprehensive Loss			Total Shareholders’ Equity
(in millions, except per share data)	Shares Outstanding	Amount	Capital Surplus		Retained Earnings	Treasury Stock

BALANCE AT DECEMBER 31, 2015	175.7	$1,141	$2,173	$(429)	$7,084	$(2,409)	$7,560
Net income	—	—	—	—	164	—	164
Other comprehensive income, net of tax	—	—	—	134	—	—	134
Cash dividends declared on common stock ($0.43 per share)	—	—	—	—	(75)	—	(75)
Purchase of common stock	(2.9)	—	—	—	—	(114)	(114)
Net issuance of common stock under employee stock plans	1.1	—	(33)	—	(16)	49	—
Share-based compensation	—	—	25	—	—	—	25
BALANCE AT JUNE 30, 2016	173.9	$1,141	$2,165	$(295)	$7,157	$(2,474)	$7,694

BALANCE AT DECEMBER 31, 2016	175.3	$1,141	$2,135	$(383)	$7,331	$(2,428)	$7,796
Cumulative effect of change in accounting principle	—	—	3	—	(2)	—	1
Net income	—	—	—	—	405	—	405
Other comprehensive income, net of tax	—	—	—	22	—	—	22
Cash dividends declared on common stock ($0.49 per share)	—	—	—	—	(88)	—	(88)
Purchase of common stock	(3.7)	—	—	—	—	(257)	(257)
Net issuance of common stock under employee stock plans	2.8	—	(26)	—	(20)	128	82
Net issuance of common stock for warrants	1.5	—	(25)	—	(46)	71	—
Share-based compensation	—	—	24	—	—	—	24
Other	—	—	(1)	—	—	1	—
BALANCE AT JUNE 30, 2017	175.9	$1,141	$2,110	$(361)	$7,580	$(2,485)	$7,985
See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
Comerica Incorporated and Subsidiaries

	Six Months Ended June 30,
(in millions)	2017	2016
OPERATING ACTIVITIES
Net income	$405	$164
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	33	197
Benefit for deferred income taxes	(19)	(52)
Depreciation and amortization	60	59
Net periodic defined benefit (credit) cost	(9)	7
Share-based compensation expense	24	25
Net amortization of securities	3	4
Accretion of loan purchase discount	(2)	(3)
Net gains on sales of foreclosed property	(1)	(2)
Net change in:
Accrued income receivable	(1)	(7)
Accrued expenses payable	(17)	40
Other, net	180	(188)
Net cash provided by operating activities	656	244
INVESTING ACTIVITIES
Investment securities available-for-sale:
Maturities and redemptions	771	750
Sales	1,259	—
Purchases	(2,169)	(756)
Investment securities held-to-maturity:
Maturities and redemptions	153	175
Net change in loans	(370)	(1,392)
Proceeds from sales of foreclosed property	4	11
Net increase in premises and equipment	(27)	(54)
Purchases of Federal Home Loan Bank stock	(22)	(115)
Other, net	2	1
Net cash used in investing activities	(399)	(1,380)
FINANCING ACTIVITIES
Net change in:
Deposits	(2,084)	(3,509)
Short-term borrowings	516	(11)
Medium- and long-term debt:
Terminations	(16)	—
Issuances	—	2,800
Common stock:
Repurchases	(257)	(118)
Cash dividends paid	(81)	(74)
Issuances under employee stock plans	82	12
Other, net	(4)	(1)
Net cash used in financing activities	(1,844)	(901)
Net decrease in cash and cash equivalents	(1,587)	(2,037)
Cash and cash equivalents at beginning of period	7,218	6,147
Cash and cash equivalents at end of period	$5,631	$4,110
Interest paid	$54	$51
Income tax paid	130	60
Noncash investing and financing activities:
Loans transferred to other real estate	4	19
Loans transferred from held-for-sale to portfolio	—	10
See notes to consolidated financial statements.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

NOTE 1 - BASIS OF PRESENTATION AND ACCOUNTING POLICIES
Organization
The accompanying unaudited consolidated financial statements were prepared in accordance with United States (U.S.) generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation were included. The results of operations for the six months ended June 30, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017. Certain items in prior periods were reclassified to conform to the current presentation. For further information, refer to the consolidated financial statements and footnotes thereto included in the Annual Report of Comerica Incorporated and Subsidiaries (the Corporation) on Form 10-K for the year ended December 31, 2016.
Share-Based Compensation
Effective January 1, 2016, the Corporation adopted the provisions of Financial Accounting Standards Board (FASB) Accounting Standards Update (ASU) No. 2016-09, “Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payments Accounting” (ASU 2016-09). ASU 2016-09 provides for the election of an accounting policy as to the timing of when stock award forfeitures are recognized in compensation expense. The Corporation elected to account for forfeitures as they occur, rather than account for compensation cost based on an estimate of the number of awards that are expected to vest. The prior period effect of this policy election as of the beginning of the year was reported as "cumulative effect of change in accounting principle" in the accompanying Consolidated Statements of Changes in Shareholders’ Equity (unaudited). In addition, ASU 2016-09 requires excess tax benefits and deficiencies resulting from employee stock awards to be prospectively recognized as a component of income taxes. Previously, excess tax benefits and deficiencies were recognized in "capital surplus" in the Consolidated Statements of Changes in Shareholders' Equity. Net excess tax benefits for awards that vested, were exercised or expired included in the "provision for income taxes" totaled $5 million and $29 million for the three- and six-month periods ended June 30, 2017, respectively.
The Corporation also retrospectively adopted certain changes to the statement of cash flows in accordance with ASU 2016-09. Excess tax benefits must be classified as an operating activity, and cash paid to a tax authority by the Corporation when withholding shares from an employee’s award for tax-withholding purposes must be classified as a financing activity. Accordingly, the Corporation reclassified $4 million from operating activities to financing activities in the Consolidated Statements of Cash Flows (unaudited) pertaining to shares withheld from employee awards for tax withholding purposes for the six months ended June 30, 2016.
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
ASSETS AND LIABLILITIES RECORDED AT FAIR VALUE ON A RECURRING BASIS
The following tables present the recorded amount of assets and liabilities measured at fair value on a recurring basis as of June 30, 2017 and December 31, 2016.

(in millions)	Total	Level 1	Level 2	Level 3
June 30, 2017
Trading securities:
Deferred compensation plan assets	$88	$88	$—	$—
Investment securities available-for-sale:
U.S. Treasury and other U.S. government agency securities	2,773	2,773	—	—
Residential mortgage-backed securities (a)	8,057	—	8,057	—
State and municipal securities	5	—	—	5	(b)
Equity and other non-debt securities	109	63	—	46	(b)
Total investment securities available-for-sale	10,944	2,836	8,057	51
Derivative assets:
Interest rate contracts	96	—	83	13
Energy derivative contracts	104	—	104	—
Foreign exchange contracts	36	—	36	—
Warrants	2	—	—	2
Total derivative assets	238	—	223	15
Total assets at fair value	$11,270	$2,924	$8,280	$66
Derivative liabilities:
Interest rate contracts	$47	$—	$47	$—
Energy derivative contracts	102	—	102	—
Foreign exchange contracts	34	—	34	—
Total derivative liabilities	183	—	183	—
Deferred compensation plan liabilities	88	88	—	—
Total liabilities at fair value	$271	$88	$183	$—

(a)	Issued and/or guaranteed by U.S. government agencies or U.S. government-sponsored enterprises.

(b)	Auction-rate securities.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

(in millions)	Total	Level 1	Level 2	Level 3
December 31, 2016
Trading securities:
Deferred compensation plan assets	$87	$87	$—	$—
Equity and other non-debt securities	1	1	—	—
Total trading securities	88	88	—	—
Investment securities available-for-sale:
U.S. Treasury and other U.S. government agency securities	2,779	2,779	—	—
Residential mortgage-backed securities (a)	7,872	—	7,872	—
State and municipal securities	7	—	—	7	(b)
Equity and other non-debt securities	129	82	—	47	(b)
Total investment securities available-for-sale	10,787	2,861	7,872	54
Derivative assets:
Interest rate contracts	223	—	212	11
Energy derivative contracts	146	—	146	—
Foreign exchange contracts	38	—	38	—
Warrants	3	—	—	3
Total derivative assets	410	—	396	14
Total assets at fair value	$11,285	$2,949	$8,268	$68
Derivative liabilities:
Interest rate contracts	$81	$—	$81	$—
Energy derivative contracts	144	—	144	—
Foreign exchange contracts	29	—	29	—
Total derivative liabilities	254	—	254	—
Deferred compensation plan liabilities	87	87	—	—
Total liabilities at fair value	$341	$87	$254	$—

(a)	Issued and/or guaranteed by U.S. government agencies or U.S. government-sponsored enterprises.

(b)	Auction-rate securities.
There were no transfers of assets or liabilities recorded at fair value on a recurring basis into or out of Level 1, Level 2 and Level 3 fair value measurements during each of the three- and six-month periods ended June 30, 2017 and 2016.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

The following table summarizes the changes in Level 3 assets and liabilities measured at fair value on a recurring basis for the three- and six-month periods ended June 30, 2017 and 2016.

		Net Realized/Unrealized Gains (Losses) (Pretax)

	Balance at Beginning of Period	Recorded in Earnings				Recorded in Other Comprehensive Income			Balance at End of Period

(in millions)		Realized		Unrealized			Redemptions	Sales
Three Months Ended June 30, 2017
Investment securities available-for-sale:
State and municipal securities (a)	$5	$—		$—		$—	$—	$—	$5
Equity and other non-debt securities (a)	46	—		—		—	—	—	46
Total investment securities available-for-sale	51	—		—		—	—	—	51
Derivative assets:
Interest rate contracts	11	—		2	(b)	—	—	—	13
Warrants	2	4	(b)	—		—	—	(4)	2
Three Months Ended June 30, 2016
Investment securities available-for-sale:
State and municipal securities (a)	$9	$—		$—		$—	$(1)	$—	$8
Corporate debt securities (a)	1	—		—		—	—	—	1
Equity and other non-debt securities (a)	51	—		—		(3)	—	—	48
Total investment securities available-for-sale	61	—		—		(3)	(1)	—	57
Derivative assets:
Interest rate contracts	20	—		7	(b)	—	—	—	27
Warrants	2	—		1	(b)	—	—	(1)	2
Six Months Ended June 30, 2017
Investment securities available-for-sale:
State and municipal securities (a)	$7	$—		$—		$—	$(2)	$—	$5
Equity and other non-debt securities (a)	47	—		—		—	(1)	—	46
Total investment securities available-for-sale	54	—		—		—	(3)	—	51
Derivative assets:
Interest rate contracts	11	—		2	(b)	—	—	—	13
Warrants	3	5	(b)	(1)	(b)	—	—	(5)	2
Six Months Ended June 30, 2016
Investment securities available-for-sale:
State and municipal securities (a)	$9	$—		$—		$—	$(1)	$—	$8
Corporate debt securities (a)	1	—		—		—	—	—	1
Equity and other non-debt securities (a)	67	—		—		(4)	(15)	—	48
Total investment securities available-for-sale	77	—		—		(4)	(16)	—	57
Derivative assets:
Interest rate contracts	9	—		18	(b)	—	—	—	27
Warrants	2	—		1	(b)	—	—	(1)	2

(a)	Auction-rate securities.

(b)	Realized and unrealized gains and losses due to changes in fair value recorded in "other noninterest income" on the consolidated statements of comprehensive income.
ASSETS AND LIABILITIES RECORDED AT FAIR VALUE ON A NONRECURRING BASIS
The Corporation may be required, from time to time, to record certain assets and liabilities at fair value on a nonrecurring basis. These include assets that are recorded at the lower of cost or fair value that were recognized at fair value below cost at the end of the period. The following table presents assets recorded at fair value on a nonrecurring basis at June 30, 2017 and December 31, 2016. No liabilities were recorded at fair value on a nonrecurring basis at June 30, 2017 and December 31, 2016.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

(in millions)	Level 3
June 30, 2017
Loans:
Commercial	$248
Commercial mortgage	18
International	5
Total loans	271
Other real estate	13
Total assets at fair value	$284
December 31, 2016
Loans:
Commercial	$256
Commercial mortgage	15
International	11
Total loans	282
Other real estate	1
Total assets at fair value	$283
Level 3 assets recorded at fair value on a nonrecurring basis at June 30, 2017 and December 31, 2016 included loans for which a specific allowance was established based on the fair value of collateral and other real estate for which fair value of the properties was less than the cost basis. For both asset classes, the unobservable inputs were the additional adjustments applied by management to the appraised values to reflect such factors as non-current appraisals and revisions to estimated time to sell. These adjustments are determined based on qualitative judgments made by management on a case-by-case basis and are not quantifiable inputs, although they are used in the determination of fair value.
The following table presents quantitative information related to the significant unobservable inputs utilized in the Corporation's Level 3 recurring fair value measurement as of June 30, 2017 and December 31, 2016. The Corporation's Level 3 recurring fair value measurements primarily include auction-rate securities where fair value is determined using an income approach based on a discounted cash flow model and certain interest rate derivative contracts where credit valuation adjustments are significant to the overall fair value of the derivative. The inputs in the table below reflect management's expectation of continued illiquidity in the secondary auction-rate securities market due to a lack of market activity for the issuers remaining in the portfolio, a lack of market incentives for issuer redemptions, and the expectation for a continuing low interest rate environment. The workout periods reflect management's expectation of the pace at which short-term interest rates could rise at each respective period.

		Discounted Cash Flow Model
		Unobservable Input
	Fair Value (in millions)	Discount Rate	Workout Period (in years)
June 30, 2017
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

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

The carrying amount and estimated fair value of financial instruments not recorded at fair value in their entirety on a recurring basis on the Corporation’s consolidated balance sheets are as follows:

	Carrying Amount	Estimated Fair Value
(in millions)		Total	Level 1	Level 2	Level 3
June 30, 2017
Assets
Cash and due from banks	$1,372	$1,372	$1,372	$—	$—
Interest-bearing deposits with banks	4,259	4,259	4,259	—	—
Investment securities held-to-maturity	1,430	1,424	—	1,424	—
Loans held-for-sale	1	1	—	1	—
Total loans, net of allowance for loan losses (a)	48,703	48,468	—	—	48,468
Customers’ liability on acceptances outstanding	3	3	3	—	—
Restricted equity investments	228	228	228	—	—
Nonmarketable equity securities (b)	6	10
Liabilities
Demand deposits (noninterest-bearing)	31,210	31,210	—	31,210	—
Interest-bearing deposits	23,133	23,133	—	23,133	—
Customer certificates of deposit	2,438	2,418	—	2,418	—
Total deposits	56,781	56,761	—	56,761	—
Short-term borrowings	541	541	541	—	—
Acceptances outstanding	3	3	3	—	—
Medium- and long-term debt	5,143	5,138	—	5,138	—
Credit-related financial instruments	(76)	(76)	—	—	(76)
December 31, 2016
Assets
Cash and due from banks	$1,249	$1,249	$1,249	$—	$—
Interest-bearing deposits with banks	5,969	5,969	5,969	—	—
Investment securities held-to-maturity	1,582	1,576	—	1,576	—
Loans held-for-sale	4	4	—	4	—
Total loans, net of allowance for loan losses (a)	48,358	48,250	—	—	48,250
Customers’ liability on acceptances outstanding	5	5	5	—	—
Restricted equity investments	207	207	207	—	—
Nonmarketable equity securities (b)	11	16
Liabilities
Demand deposits (noninterest-bearing)	31,540	31,540	—	31,540	—
Interest-bearing deposits	24,639	24,639	—	24,639	—
Customer certificates of deposit	2,806	2,731	—	2,731	—
Total deposits	58,985	58,910	—	58,910	—
Short-term borrowings	25	25	25	—	—
Acceptances outstanding	5	5	5	—	—
Medium- and long-term debt	5,160	5,132	—	5,132	—
Credit-related financial instruments	(73)	(73)	—	—	(73)

(a)	Included $271 million and $282 million of impaired loans recorded at fair value on a nonrecurring basis at June 30, 2017 and December 31, 2016, respectively.

(b)
Certain investments that are measured at fair value using the net asset value have not been classified in the fair value hierarchy. The fair value amounts presented in the table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the consolidated balance sheets.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

NOTE 3 - INVESTMENT SECURITIES
A summary of the Corporation’s investment securities follows:

(in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2017
Investment securities available-for-sale:
U.S. Treasury and other U.S. government agency securities	$2,762	$11	$—	$2,773
Residential mortgage-backed securities (a)	8,089	45	77	8,057
State and municipal securities	5	—	—	5
Equity and other non-debt securities	109	1	1	109
Total investment securities available-for-sale (b)	$10,965	$57	$78	$10,944
Investment securities held-to-maturity (c):
Residential mortgage-backed securities (a)	$1,430	$1	$7	$1,424

December 31, 2016
Investment securities available-for-sale:
U.S. Treasury and other U.S. government agency securities	$2,772	$8	$1	$2,779
Residential mortgage-backed securities (a)	7,921	48	97	7,872
State and municipal securities	7	—	—	7
Equity and other non-debt securities	129	1	1	129
Total investment securities available-for-sale (b)	$10,829	$57	$99	$10,787
Investment securities held-to-maturity (c):
Residential mortgage-backed securities (a)	$1,582	$1	$7	$1,576

(a)	Issued and/or guaranteed by U.S. government agencies or U.S. government-sponsored enterprises.

(b)
Included auction-rate securities at amortized cost and fair value of $52 million and $51 million, respectively as of June 30, 2017 and $55 million and $54 million, respectively, as of December 31, 2016.

(c)
The amortized cost of investment securities held-to-maturity included net unrealized losses of $11 million at June 30, 2017 and $12 million at December 31, 2016 related to securities transferred from available-for-sale, which are included in accumulated other comprehensive loss.

A summary of the Corporation’s investment securities in an unrealized loss position as of June 30, 2017 and December 31, 2016 follows:

	Temporarily Impaired
	Less than 12 Months			12 Months or more			Total
(in millions)	Fair Value	Unrealized Losses		Fair Value	Unrealized Losses		Fair Value	Unrealized Losses
June 30, 2017
U.S. Treasury and other U.S. government agency securities	$301	$—	(c)	$—	$—		$301	$—	(c)
Residential mortgage-backed securities (a)	4,667	69		1,073	27		5,740	96
State and municipal securities (b)	—	—		5	—	(c)	5	—	(c)
Equity and other non-debt securities (b)	—	—		46	1		46	1
Total temporarily impaired securities	$4,968	$69		$1,124	$28		$6,092	$97
December 31, 2016
U.S. Treasury and other U.S. government agency securities	$527	$1		$—	$—		$527	$1
Residential mortgage-backed securities (a)	4,992	87		1,177	32		6,169	119
State and municipal securities (b)	—	—		7	—	(c)	7	—	(c)
Equity and other non-debt securities (b)	36	—	(c)	11	—	(c)	47	—	(c)
Total temporarily impaired securities	$5,555	$88		$1,195	$32		$6,750	$120

(a)	Issued and/or guaranteed by U.S. government agencies or U.S. government-sponsored enterprises.

(b)	Primarily auction-rate securities.

(c)	Unrealized losses less than $0.5 million.
At June 30, 2017, the Corporation had 233 securities in an unrealized loss position with no credit impairment, including 4 U.S. Treasury securities, 188 residential mortgage-backed securities, 28 equity and other non-debt auction-rate preferred securities

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

and 13 state and municipal auction-rate securities. As of June 30, 2017, approximately 96 percent of the aggregate par value of auction-rate securities have been redeemed or sold since acquisition, of which approximately 90 percent were redeemed at or above cost. The unrealized losses for these securities resulted from changes in market interest rates and liquidity. The Corporation ultimately expects full collection of the carrying amount of these securities, does not intend to sell the securities in an unrealized loss position, and it is not more-likely-than-not that the Corporation will be required to sell the securities in an unrealized loss position prior to recovery of amortized cost. The Corporation does not consider these securities to be other-than-temporarily impaired at June 30, 2017.
Sales, calls and write-downs of investment securities available-for-sale resulted in the following gains and losses recorded in “net securities gains (losses)” on the consolidated statements of comprehensive income, computed based on the adjusted cost of the specific security.

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2017	2016	2017	2016
Securities gains	$—	$—	$1	$—
Securities losses (a)	(2)	(1)	(3)	(3)
Net securities losses	$(2)	$(1)	$(2)	$(3)

(a)	Primarily charges related to a derivative contract tied to the conversion rate of Visa Class B shares.
The following table summarizes the amortized cost and fair values of debt securities by contractual maturity. Securities with multiple maturity dates are classified in the period of final maturity. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(in millions)	Available-for-sale		Held-to-maturity
June 30, 2017	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Contractual maturity
Within one year	$20	$20	$—	$—
After one year through five years	2,991	3,002	—	—
After five years through ten years	1,833	1,861	21	20
After ten years	6,012	5,952	1,409	1,404
Subtotal	10,856	10,835	1,430	1,424
Equity and other non-debt securities	109	109	—	—
Total investment securities	$10,965	$10,944	$1,430	$1,424
Included in the contractual maturity distribution in the table above were residential mortgage-backed securities available-for-sale with total amortized cost and fair value of $8.1 billion and residential mortgage-backed securities held-to-maturity with a total amortized cost and fair value of $1.4 billion. The actual cash flows of mortgage-backed securities may differ from contractual maturity as the borrowers of the underlying loans may exercise prepayment options.
At June 30, 2017, investment securities with a carrying value of $1.1 billion were pledged where permitted or required by law to secure $600 million of liabilities, primarily public and other deposits of state and local government agencies and derivative instruments.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

NOTE 4 – CREDIT QUALITY AND ALLOWANCE FOR CREDIT LOSSES
The following table presents an aging analysis of the recorded balance of loans.

	Loans Past Due and Still Accruing
(in millions)	30-59 Days	60-89 Days	90 Days or More	Total	Nonaccrual Loans	Current Loans	Total Loans
June 30, 2017
Business loans:
Commercial	$38	$11	$23	$72	$379	$30,998	$31,449
Real estate construction:
Commercial Real Estate business line (a)	—	—	—	—	—	2,560	2,560
Other business lines (b)	—	1	—	1	—	296	297
Total real estate construction	—	1	—	1	—	2,856	2,857
Commercial mortgage:
Commercial Real Estate business line (a)	16	—	—	16	9	1,801	1,826
Other business lines (b)	2	3	7	12	32	7,104	7,148
Total commercial mortgage	18	3	7	28	41	8,905	8,974
Lease financing	—	—	—	—	8	464	472
International	8	—	—	8	6	1,131	1,145
Total business loans	64	15	30	109	434	44,354	44,897
Retail loans:
Residential mortgage	8	10	—	18	36	1,922	1,976
Consumer:
Home equity	6	2	—	8	23	1,765	1,796
Other consumer	1	—	—	1	—	738	739
Total consumer	7	2	—	9	23	2,503	2,535
Total retail loans	15	12	—	27	59	4,425	4,511
Total loans	$79	$27	$30	$136	$493	$48,779	$49,408
December 31, 2016
Business loans:
Commercial	$30	$12	$14	$56	$445	$30,493	$30,994
Real estate construction:
Commercial Real Estate business line (a)	—	—	—	—	—	2,485	2,485
Other business lines (b)	—	—	—	—	—	384	384
Total real estate construction	—	—	—	—	—	2,869	2,869
Commercial mortgage:
Commercial Real Estate business line (a)	5	—	—	5	9	2,004	2,018
Other business lines (b)	58	5	5	68	37	6,808	6,913
Total commercial mortgage	63	5	5	73	46	8,812	8,931
Lease financing	—	—	—	—	6	566	572
International	1	—	—	1	14	1,243	1,258
Total business loans	94	17	19	130	511	43,983	44,624
Retail loans:
Residential mortgage	7	3	—	10	39	1,893	1,942
Consumer:
Home equity	4	3	—	7	28	1,765	1,800
Other consumer	1	—	—	1	4	717	722
Total consumer	5	3	—	8	32	2,482	2,522
Total retail loans	12	6	—	18	71	4,375	4,464
Total loans	$106	$23	$19	$148	$582	$48,358	$49,088

(a)	Primarily loans to real estate developers.

(b)	Primarily loans secured by owner-occupied real estate.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

The following table presents loans by credit quality indicator, based on internal risk ratings assigned to each business loan at the time of approval and subjected to subsequent reviews, generally at least annually, and to pools of retail loans with similar risk characteristics.

	Internally Assigned Rating
(in millions)	Pass (a)	Special Mention (b)	Substandard (c)	Nonaccrual (d)	Total
June 30, 2017
Business loans:
Commercial	$29,492	$661	$917	$379	$31,449
Real estate construction:
Commercial Real Estate business line (e)	2,545	15	—	—	2,560
Other business lines (f)	297	—	—	—	297
Total real estate construction	2,842	15	—	—	2,857
Commercial mortgage:
Commercial Real Estate business line (e)	1,744	66	7	9	1,826
Other business lines (f)	6,894	110	112	32	7,148
Total commercial mortgage	8,638	176	119	41	8,974
Lease financing	443	20	1	8	472
International	1,064	57	18	6	1,145
Total business loans	42,479	929	1,055	434	44,897
Retail loans:
Residential mortgage	1,930	10	—	36	1,976
Consumer:
Home equity	1,769	1	3	23	1,796
Other consumer	738	1	—	—	739
Total consumer	2,507	2	3	23	2,535
Total retail loans	4,437	12	3	59	4,511
Total loans	$46,916	$941	$1,058	$493	$49,408
December 31, 2016
Business loans:
Commercial	$28,616	$944	$989	$445	$30,994
Real estate construction:
Commercial Real Estate business line (e)	2,485	—	—	—	2,485
Other business lines (f)	381	—	3	—	384
Total real estate construction	2,866	—	3	—	2,869
Commercial mortgage:
Commercial Real Estate business line (e)	1,970	19	20	9	2,018
Other business lines (f)	6,645	109	122	37	6,913
Total commercial mortgage	8,615	128	142	46	8,931
Lease financing	550	11	5	6	572
International	1,200	22	22	14	1,258
Total business loans	41,847	1,105	1,161	511	44,624
Retail loans:
Residential mortgage	1,900	3	—	39	1,942
Consumer:
Home equity	1,767	1	4	28	1,800
Other consumer	718	—	—	4	722
Total consumer	2,485	1	4	32	2,522
Total retail loans	4,385	4	4	71	4,464
Total loans	$46,232	$1,109	$1,165	$582	$49,088

(a)	Includes all loans not included in the categories of special mention, substandard or nonaccrual.

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

(e)	Primarily loans to real estate developers.

(f)	Primarily loans secured by owner-occupied real estate.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

The following table summarizes nonperforming assets.

(in millions)	June 30, 2017	December 31, 2016
Nonaccrual loans	$493	$582
Reduced-rate loans (a)	8	8
Total nonperforming loans	501	590
Foreclosed property (b)	18	17
Total nonperforming assets	$519	$607

(a)	There were no reduced-rate business loans at both June 30, 2017 and December 31, 2016. Reduced-rate retail loans were $8 million at both June 30, 2017 and December 31, 2016.

(b)	Included $4 million and $3 million of foreclosed residential real estate properties at June 30, 2017 and December 31, 2016, respectively.
There were no retail loans secured by residential real estate properties in process of foreclosure included in nonaccrual loans at both June 30, 2017 and December 31, 2016.
Allowance for Credit Losses
The following table details the changes in the allowance for loan losses and related loan amounts.

	2017			2016
(in millions)	Business Loans	Retail Loans	Total	Business Loans	Retail Loans	Total

Three Months Ended June 30
Allowance for loan losses:
Balance at beginning of period	$661	$47	$708	$674	$50	$724
Loan charge-offs	(37)	(2)	(39)	(52)	(2)	(54)
Recoveries on loans previously charged-off	20	1	21	11	1	12
Net loan charge-offs	(17)	(1)	(18)	(41)	(1)	(42)
Provision for loan losses	17	(2)	15	49	(2)	47
Balance at end of period	$661	$44	$705	$682	$47	$729

Six Months Ended June 30
Allowance for loan losses:
Balance at beginning of period	$682	$48	$730	$579	$55	$634
Loan charge-offs	(79)	(4)	(83)	(127)	(4)	(131)
Recoveries on loans previously charged-off	29	3	32	35	2	37
Net loan charge-offs	(50)	(1)	(51)	(92)	(2)	(94)
Provision for loan losses	29	(3)	26	194	(6)	188
Foreign currency translation adjustment	—	—	—	1	—	1
Balance at end of period	$661	$44	$705	$682	$47	$729

As a percentage of total loans	1.47%	0.98%	1.43%	1.48%	1.07%	1.45%

June 30
Allowance for loan losses:
Individually evaluated for impairment	$93	$1	$94	$112	$—	$112
Collectively evaluated for impairment	568	43	611	570	47	617
Total allowance for loan losses	$661	$44	$705	$682	$47	$729
Loans:
Individually evaluated for impairment	$509	$41	$550	$646	$26	$672
Collectively evaluated for impairment	44,388	4,470	48,858	45,354	4,354	49,708
Total loans evaluated for impairment	$44,897	$4,511	$49,408	$46,000	$4,380	$50,380

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

Changes in the allowance for credit losses on lending-related commitments, included in "accrued expenses and other liabilities" on the consolidated balance sheets, are summarized in the following table.

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2017	2016	2017	2016
Balance at beginning of period	$46	$46	$41	$45
Charge-offs on lending-related commitments (a)	—	(5)	—	(11)
Provision for credit losses on lending-related commitments	2	2	7	9
Balance at end of period	$48	$43	$48	$43
(a)    Charge-offs result from the sale of unfunded lending-related commitments.
Individually Evaluated Impaired Loans
The following table presents additional information regarding individually evaluated impaired loans.

	Recorded Investment In:
(in millions)	Impaired Loans with No Related Allowance	Impaired Loans with Related Allowance	Total Impaired Loans	Unpaid Principal Balance	Related Allowance for Loan Losses
June 30, 2017
Business loans:
Commercial	$115	$347	$462	$569	$87
Commercial mortgage:
Commercial Real Estate business line (a)	—	7	7	15	4
Other business lines (b)	1	33	34	40	1
Total commercial mortgage	1	40	41	55	5
International	—	6	6	14	1
Total business loans	116	393	509	638	93
Retail loans:
Residential mortgage	19	8	27	28	1
Consumer:
Home equity	12	—	12	13	—
Other consumer	2	—	2	2	—
Total consumer	14	—	14	15	—
Total retail loans (c)	33	8	41	43	1
Total individually evaluated impaired loans	$149	$401	$550	$681	$94
December 31, 2016
Business loans:
Commercial	$90	$423	$513	$608	$80
Commercial mortgage:
Commercial Real Estate business line (a)	—	7	7	15	1
Other business lines (b)	2	30	32	40	3
Total commercial mortgage	2	37	39	55	4
International	3	11	14	20	2
Total business loans	95	471	566	683	86
Retail loans:
Residential mortgage	19	9	28	30	2
Consumer:
Home equity	15	—	15	19	—
Other consumer	2	3	5	6	1
Total consumer	17	3	20	25	1
Total retail loans (c)	36	12	48	55	3
Total individually evaluated impaired loans	$131	$483	$614	$738	$89

(a)	Primarily loans to real estate developers.

(b)	Primarily loans secured by owner-occupied real estate.

(c)	Individually evaluated retail loans generally have no related allowance for loan losses, primarily due to policy which results in direct write-downs of most restructured retail loans.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

The following table presents information regarding average individually evaluated impaired loans and the related interest recognized. Interest income recognized for the period primarily related to performing restructured loans.

	Individually Evaluated Impaired Loans
	2017		2016
(in millions)	Average Balance for the Period	Interest Income Recognized for the Period	Average Balance for the Period	Interest Income Recognized for the Period
Three Months Ended June 30
Business loans:
Commercial	$473	$2	$639	$2
Commercial mortgage:
Commercial Real Estate business line (a)	7	—	8	—
Other business lines (b)	35	—	31	—
Total commercial mortgage	42	—	39	—
International	7	—	23	—
Total business loans	522	2	701	2
Retail loans:
Residential mortgage	27	—	11	—
Consumer loans:
Home equity	12	—	11	—
Other consumer	2	—	3	—
Total consumer	14	—	14	—
Total retail loans	41	—	25	—
Total individually evaluated impaired loans	$563	$2	$726	$2
Six Months Ended June 30
Business loans:
Commercial	$487	$4	$537	$6
Commercial mortgage:
Commercial Real Estate business line (a)	7	—	10	—
Other business lines (b)	34	—	32	—
Total commercial mortgage	41	—	42	—
International	9	—	19	—
Total business loans	537	4	598	6
Retail loans:
Residential mortgage	27	—	12	—
Consumer:
Home equity	13	—	12	—
Other consumer	3	—	4	—
Total consumer	16	—	16	—
Total retail loans	43	—	28	—
Total individually evaluated impaired loans	$580	$4	$626	$6

(a)	Primarily loans to real estate developers.

(b)	Primarily loans secured by owner-occupied real estate.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

Troubled Debt Restructurings
The following tables detail the recorded balance at June 30, 2017 and 2016 of loans considered to be troubled debt restructurings (TDRs) that were restructured during the three- and six-month periods ended June 30, 2017 and 2016, by type of modification. In cases of loans with more than one type of modification, the loans were categorized based on the most significant modification.

	2017				2016
	Type of Modification				Type of Modification
(in millions)	Principal Deferrals (a)	Interest Rate Reductions	AB Note Restructures (b)	Total Modifications	Principal Deferrals (a)	Interest Rate Reductions	AB Note Restructures (b)	Total Modifications
Three Months Ended June 30
Business loans:
Commercial	$47	$—	$36	$83	$18	$—	$20	$38
Commercial mortgage:
Other business lines (c)	1	—	—	1	1	—	—	1
Total business loans	48	—	36	84	19	—	20	39
Retail loans:
Consumer:
Home equity (d)	—	1	—	1	1	—	—	1
Total retail loans	—	1	—	1	1	—	—	1
Total loans	$48	$1	$36	$85	$20	$—	$20	$40
Six Months Ended June 30
Business loans:
Commercial	$96	$—	$36	$132	$107	$—	$26	$133
Commercial mortgage:
Other business lines (c)	4	—	—	4	2	—	—	2
International	—	—	—	—	—	—	10	10
Total business loans	100	—	36	136	109	—	36	145
Retail loans:
Residential mortgage	—	—	—	—	—	2	—	2
Consumer:
Home equity (d)	1	2	—	3	1	—	—	1
Total retail loans	1	2	—	3	1	2	—	3
Total loans	$101	$2	$36	$139	$110	$2	$36	$148

(a)	Primarily represents loan balances where terms were extended 90 days or more at or above contractual interest rates.

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
Commitments to lend additional funds to borrowers whose terms have been modified in TDRs were $47 million at June 30, 2017 and $24 million at December 31, 2016.
The majority of the modifications considered to be TDRs that occurred during the six months ended June 30, 2017 and 2016 were principal deferrals. The Corporation charges interest on principal balances outstanding during deferral periods. Additionally, none of the modifications involved forgiveness of principal. As a result, the current and future financial effects of the recorded balance of loans considered to be TDRs that were restructured during the six months ended June 30, 2017 and 2016 were insignificant.
On an ongoing basis, the Corporation monitors the performance of modified loans to their restructured terms. In the event of a subsequent default, the allowance for loan losses continues to be reassessed on the basis of an individual evaluation of the loan.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

The following table presents information regarding the recorded balance at June 30, 2017 and 2016 of loans modified by principal deferral during the twelve-month periods ended June 30, 2017 and 2016, and those principal deferrals which experienced a subsequent default during the three- and six-month periods ended June 30, 2017 and 2016. For principal deferrals, incremental deterioration in the credit quality of the loan, represented by a downgrade in the risk rating of the loan, for example, due to missed interest payments or a reduction of collateral value, is considered a subsequent default.

	2017				2016
(in millions)	Balance at June 30		Subsequent Default in the Three Months Ended June 30	Subsequent Default in the Six Months Ended June 30	Balance at June 30		Subsequent Default in the Three Months Ended June 30	Subsequent Default in the Six Months Ended June 30
Principal deferrals:
Business loans:
Commercial	$141		$—	$—	$233		$21	$21
Commercial mortgage:
Commercial Real Estate business line (a)	1		—	—	4		1	1
Other business lines (b)	7		—		7		—	6
Total commercial mortgage	8		—	—	11		1	7
International	—		—	—	1		—	1
Total business loans	149		—	—	245		22	29
Retail loans:
Consumer:
Home equity	1	(c)	—	—	2	(c)	—	—
Total principal deferrals	$151		$—	$—	$247		$22	$29

(a)	Primarily loans to real estate developers.

(b)	Primarily loans secured by owner-occupied real estate.

(c)	Includes bankruptcy loans for which the court has discharged the borrower's obligation and the borrower has not reaffirmed the debt.
During the twelve-month periods ended June 30, 2017 and 2016, loans with a carrying value of $3 million and $4 million, respectively, were modified by interest rate reduction. During the twelve-month periods ended June 30, 2017 and 2016, loans with a carrying value of $68 million and $36 million, respectively, were restructured into two notes (AB note restructures). For reduced-rate loans and AB note restructures, a subsequent payment default is defined in terms of delinquency, when a principal or interest payment is 90 days past due. There were no subsequent payment defaults of reduced-rate loans or AB note restructures during the three- and six-month periods ended June 30, 2017 and no subsequent payment defaults of reduced-rate loans and $1 million of subsequent payment defaults of AB note restructures during the three- and six-month periods ended June 30, 2016.
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
Market risk is the potential loss that may result from movements in interest rates, foreign currency exchange rates or energy commodity prices that cause an unfavorable change in the value of a financial instrument. The Corporation manages this risk by establishing monetary exposure limits and monitoring compliance with those limits. Market risk inherent in interest rate and energy contracts entered into on behalf of customers is mitigated by taking offsetting positions, except in those circumstances when the amount, tenor and/or contract rate level results in negligible economic risk, whereby the cost of purchasing an offsetting contract is not economically justifiable. The Corporation mitigates most of the inherent market risk in foreign exchange contracts entered into on behalf of customers by taking offsetting positions and manages the remainder through individual foreign currency position limits and aggregate value-at-risk limits. These limits are established annually and positions are monitored quarterly. Market risk inherent in derivative instruments held or issued for risk management purposes is typically offset by changes in the fair value of the assets or liabilities being hedged.
Credit risk is the possible loss that may occur in the event of nonperformance by the counterparty to a financial instrument. The Corporation attempts to minimize credit risk arising from customer-initiated derivatives by evaluating the creditworthiness of each customer, adhering to the same credit approval process used for traditional lending activities and obtaining collateral as deemed necessary. Derivatives with dealer counterparties are either cleared through a clearinghouse or settled directly with a single counterparty. For derivatives settled directly with dealer counterparties, the Corporation utilizes counterparty risk limits and

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

monitoring procedures as well as master netting arrangements and bilateral collateral agreements to facilitate the management of credit risk. Master netting arrangements effectively reduce credit risk by permitting settlement of positive and negative positions and offset cash collateral held with the same counterparty on a net basis. Bilateral collateral agreements require daily exchange of cash or highly rated securities issued by the U.S. Treasury or other U.S. government entities to collateralize amounts due to either party. At June 30, 2017, counterparties with bilateral collateral agreements had pledged $11 million of marketable investment securities and deposited $77 million of cash with the Corporation to secure the fair value of contracts in an unrealized gain position, and the Corporation had pledged $21 million of marketable investment securities and posted $5 million of cash as collateral for contracts in an unrealized loss position. For those counterparties not covered under bilateral collateral agreements, collateral is obtained, if deemed necessary, based on the results of management’s credit evaluation of the counterparty. Collateral varies, but may include cash, investment securities, accounts receivable, equipment or real estate. Included in the fair value of derivative instruments are credit valuation adjustments reflecting counterparty credit risk. These adjustments are determined by applying a credit spread for the counterparty or the Corporation, as appropriate, to the total expected exposure of the derivative. There were no derivative instruments with credit-risk-related contingent features that were in a liability position at June 30, 2017.
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

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

The following table presents the composition of the Corporation’s derivative instruments held or issued for risk management purposes or in connection with customer-initiated and other activities at June 30, 2017 and December 31, 2016. The table excludes commitments and warrants accounted for as derivatives.

	June 30, 2017			December 31, 2016
		Fair Value			Fair Value
(in millions)	Notional/ Contract Amount (a)	Gross Derivative Assets	Gross Derivative Liabilities	Notional/ Contract Amount (a)	Gross Derivative Assets	Gross Derivative Liabilities
Risk management purposes
Derivatives designated as hedging instruments
Interest rate contracts:
Swaps - fair value - receive fixed/pay floating (b)	$2,275	$10	$—	$2,275	$92	$4
Derivatives used as economic hedges
Foreign exchange contracts:
Spot, forwards and swaps	703	—	4	717	2	2
Total risk management purposes	2,978	10	4	2,992	94	6
Customer-initiated and other activities
Interest rate contracts:
Caps and floors written	627	—	—	436	—	1
Caps and floors purchased	627	—	—	436	1	—
Swaps (b)	13,003	86	47	12,451	130	76
Total interest rate contracts	14,257	86	47	13,323	131	77
Energy contracts:
Caps and floors written	297	—	19	419	1	31
Caps and floors purchased	297	19	—	419	31	1
Swaps	1,309	85	83	1,389	114	112
Total energy contracts	1,903	104	102	2,227	146	144
Foreign exchange contracts:
Spot, forwards, options and swaps	1,583	36	30	1,509	36	27
Total customer-initiated and other activities	17,743	226	179	17,059	313	248
Total gross derivatives	$20,721	236	183	$20,051	407	254
Amounts offset in the consolidated balance sheets:
Netting adjustment - Offsetting derivative assets/liabilities		(54)	(54)		(84)	(84)
Netting adjustment - Cash collateral received/posted		(68)	(4)		(47)	(45)
Net derivatives included in the consolidated balance sheets (c)		114	125		276	125
Amounts not offset in the consolidated balance sheets:
Marketable securities pledged under bilateral collateral agreements		(10)	(16)		(19)	(8)
Net derivatives after deducting amounts not offset in the consolidated balance sheets		$104	$109		$257	$117

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

(c)
Net derivative assets are included in “accrued income and other assets” and net derivative liabilities are included in “accrued expenses and other liabilities” on the consolidated balance sheets. Included in the fair value of net derivative assets and net derivative liabilities are credit valuation adjustments reflecting counterparty credit risk and credit risk of the Corporation. The fair value of net derivative assets included credit valuation adjustments for counterparty credit risk of $5 million at both June 30, 2017 and December 31, 2016.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

Risk Management
The Corporation's derivative instruments used for managing interest rate risk currently comprise swaps converting fixed-rate long-term debt to variable rates. These instruments generated net interest income of $10 million and $16 million for the three months ended June 30, 2017 and 2016, respectively, and $20 million and $33 million for the six months ended June 30, 2017 and 2016, respectively. These hedges have been highly effective, with no ineffectiveness net gains or losses recognized for both the three-month periods ended June 30, 2017 and 2016 as well as the six-month period ended June 30, 2017. An ineffectiveness net gain of $3 million was included in "other noninterest income" in the consolidated statements of comprehensive income for the six months ended June 30, 2016.
The following table summarizes the expected weighted average remaining maturity of the notional amount of risk management interest rate swaps and the weighted average interest rates associated with amounts expected to be received or paid on interest rate swap agreements as of June 30, 2017 and December 31, 2016.

		Weighted Average
(dollar amounts in millions)	Notional Amount	Remaining Maturity (in years)	Receive Rate	Pay Rate (a)
June 30, 2017
Swaps - fair value - receive fixed/pay floating rate
Medium- and long-term debt designation	$2,275	4.0	3.69%	1.98%
December 31, 2016
Swaps - fair value - receive fixed/pay floating rate
Medium- and long-term debt designation	2,275	4.5	3.69	1.80

(a)	Variable rates paid on receive fixed swaps are based on six-month LIBOR rates in effect at June 30, 2017 and December 31, 2016.
Foreign exchange rate risk arises from changes in the value of certain assets and liabilities denominated in foreign currencies. The Corporation employs spot and forward contracts in addition to swap contracts to manage exposure to these and other risks. These instruments are used as economic hedges and net gains or losses are included in "other noninterest income" in the consolidated statements of comprehensive income.
Customer-Initiated and Other
The Corporation enters into derivative transactions at the request of customers and generally takes offsetting positions with dealer counterparties to mitigate the inherent market risk. Income primarily results from the spread between the customer derivative and the offsetting dealer position.
For customer-initiated foreign exchange contracts where offsetting positions have not been taken, the Corporation manages the remaining inherent market risk through individual foreign currency position limits and aggregate value-at-risk limits. These limits are established annually and reviewed quarterly. For those customer-initiated derivative contracts which were not offset or where the Corporation holds a position within the limits described above, the Corporation recognized no net gains or losses in “other noninterest income” in the consolidated statements of comprehensive income for both the three- and six-month periods ended June 30, 2017, respectively, and $1 million of net gains for both the three- and six-month periods ended June 30, 2016.
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

		Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	Location of Gain	2017	2016	2017	2016
Interest rate contracts	Other noninterest income	$7	$6	$13	$8
Energy contracts	Other noninterest income	1	1	1	1
Foreign exchange contracts	Foreign exchange income	11	9	22	19
Total		$19	$16	$36	$28

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

Credit-Related Financial Instruments
The Corporation issues off-balance sheet financial instruments in connection with commercial and consumer lending activities. The Corporation’s credit risk associated with these instruments is represented by the contractual amounts indicated in the following table.

(in millions)	June 30, 2017	December 31, 2016
Unused commitments to extend credit:
Commercial and other	$22,450	$24,333
Bankcard, revolving check credit and home equity loan commitments	2,849	2,658
Total unused commitments to extend credit	$25,299	$26,991
Standby letters of credit	$3,436	$3,623
Commercial letters of credit	40	46
The Corporation maintains an allowance to cover probable credit losses inherent in lending-related commitments, including unused commitments to extend credit, letters of credit and financial guarantees. The allowance for credit losses on lending-related commitments, included in “accrued expenses and other liabilities” on the consolidated balance sheets, was $48 million and $41 million at June 30, 2017 and December 31, 2016, respectively.
Unused Commitments to Extend Credit
Commitments to extend credit are legally binding agreements to lend to a customer, provided there is no violation of any condition established in the contract. These commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many commitments expire without being drawn upon, the total contractual amount of commitments does not necessarily represent future cash requirements of the Corporation. Commercial and other unused commitments are primarily variable rate commitments. The allowance for credit losses on lending-related commitments included $29 million at both June 30, 2017 and December 31, 2016, for probable credit losses inherent in the Corporation’s unused commitments to extend credit.
Standby and Commercial Letters of Credit
Standby letters of credit represent conditional obligations of the Corporation which guarantee the performance of a customer to a third party. Standby letters of credit are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing and similar transactions. Commercial letters of credit are issued to finance foreign or domestic trade transactions. These contracts expire in decreasing amounts through the year 2023. The Corporation may enter into participation arrangements with third parties that effectively reduce the maximum amount of future payments which may be required under standby and commercial letters of credit. These risk participations covered $250 million and $255 million, respectively, of the $3.5 billion and $3.7 billion standby and commercial letters of credit outstanding at June 30, 2017 and December 31, 2016, respectively.
The carrying value of the Corporation’s standby and commercial letters of credit, included in “accrued expenses and other liabilities” on the consolidated balance sheets, totaled $47 million at June 30, 2017, including $28 million in deferred fees and $19 million in the allowance for credit losses on lending-related commitments. At December 31, 2016, the comparable amounts were $44 million, $32 million and $12 million, respectively.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

The following table presents a summary of criticized standby and commercial letters of credit at June 30, 2017 and December 31, 2016. The Corporation's criticized list is generally consistent with the Special mention, Substandard and Doubtful categories defined by regulatory authorities. The Corporation manages credit risk through underwriting, periodically reviewing and approving its credit exposures using Board committee approved credit policies and guidelines.

(dollar amounts in millions)	June 30, 2017	December 31, 2016
Total criticized standby and commercial letters of credit	$103	$135
As a percentage of total outstanding standby and commercial letters of credit	3.0%	3.7%
Other Credit-Related Financial Instruments
The Corporation enters into credit risk participation agreements, under which the Corporation assumes credit exposure associated with a borrower’s performance related to certain interest rate derivative contracts. The Corporation is not a party to the interest rate derivative contracts and only enters into these credit risk participation agreements in instances in which the Corporation is also a party to the related loan participation agreement for such borrowers. The Corporation manages its credit risk on the credit risk participation agreements by monitoring the creditworthiness of the borrowers, which is based on the normal credit review process had it entered into the derivative instruments directly with the borrower. The notional amount of such credit risk participation agreement reflects the pro-rata share of the derivative instrument, consistent with its share of the related participated loan. As of June 30, 2017 and December 31, 2016, the total notional amount of the credit risk participation agreements was approximately $577 million and $458 million, respectively, and the fair value, included in customer-initiated interest rate contracts recorded in "accrued expenses and other liabilities" on the consolidated balance sheets, was insignificant for both periods. The maximum estimated exposure to these agreements, as measured by projecting a maximum value of the guaranteed derivative instruments, assuming 100 percent default by all obligors on the maximum values, was approximately $2 million and $3 million at June 30, 2017 and December 31, 2016, respectively. In the event of default, the lead bank has the ability to liquidate the assets of the borrower, in which case the lead bank would be required to return a percentage of the recouped assets to the participating banks. As of June 30, 2017, the weighted average remaining maturity of outstanding credit risk participation agreements was 2.5 years.
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
The Corporation accounts for its interests in LIHTC entities using the proportional amortization method. Exposure to loss as a result of the Corporation’s involvement with LIHTC entities at June 30, 2017 was limited to approximately $424 million. Ownership interests in other community development projects which generate similar tax credits to investors (other tax credit entities) are accounted for under either the cost or equity method. Exposure to loss as a result of the Corporation's involvement in other tax credit entities at June 30, 2017 was limited to approximately $7 million.
Investment balances, including all legally binding commitments to fund future investments, are included in “accrued income and other assets” on the consolidated balance sheets. A liability is recognized in “accrued expenses and other liabilities” on the consolidated balance sheets for all legally binding unfunded commitments to fund tax credit entities ($172 million at June 30, 2017). Amortization and other write-downs of LIHTC investments are presented on a net basis as a component of the "provision for income taxes" on the consolidated statements of comprehensive income, while amortization and write-downs of other tax credit investments are recorded in “other noninterest income." The income tax credits and deductions are recorded as a reduction of income tax expense and a reduction of federal income taxes payable.
The Corporation provided no financial or other support that was not contractually required to any of the above VIEs during the six months ended June 30, 2017 and 2016.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

The following table summarizes the impact of these tax credit entities on line items on the Corporation’s consolidated statements of comprehensive income.

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2017	2016	2017	2016
Other noninterest income:
Amortization of other tax credit investments	$—	$—	$1	$—
Provision for income taxes:
Amortization of LIHTC investments	16	16	32	32
Low income housing tax credits	(16)	(15)	(31)	(31)
Other tax benefits related to tax credit entities	(6)	(6)	(12)	(12)
Total provision for income taxes	$(6)	$(5)	$(11)	$(11)
For further information on the Corporation’s consolidation policy, see note 1 to the consolidated financial statements in the Corporation's 2016 Annual Report.
NOTE 7 - MEDIUM- AND LONG-TERM DEBT
Medium- and long-term debt is summarized as follows:

(in millions)	June 30, 2017	December 31, 2016
Parent company
Subordinated notes:
3.80% subordinated notes due 2026 (a)	$258	$256
Medium-term notes:
2.125% notes due 2019 (a)	349	348
Total parent company	607	604
Subsidiaries
Subordinated notes:
5.20% subordinated notes due 2017 (a)	502	511
4.00% subordinated notes due 2025 (a)	351	347
7.875% subordinated notes due 2026 (a)	213	215
Total subordinated notes	1,066	1,073
Medium-term notes:
2.50% notes due 2020 (a)	670	667
Federal Home Loan Bank (FHLB) advances:
Floating-rate based on FHLB auction rate due 2026	2,800	2,800
Other notes:
6.0% - 6.4% fixed-rate notes due 2018 to 2020	—	16
Total subsidiaries	4,536	4,556
Total medium- and long-term debt	$5,143	$5,160

(a)
The fixed interest rates on these notes have been swapped to a variable rate and designated in a hedging relationship. Accordingly, carrying value has been adjusted to reflect the change in the fair value of the debt as a result of changes in the benchmark rate.

Subordinated notes with remaining maturities greater than one year qualify as Tier 2 capital.
Comerica Bank (the Bank), a wholly-owned subsidiary of the Corporation, is a member of the FHLB, which provides short- and long-term funding to its members through advances collateralized by real estate-related assets. The interest rate on each FHLB advance resets every four weeks, based on the FHLB auction rate, with the reset date of each note scheduled at one-week intervals. At June 30, 2017, the weighted-average rate on these advances was 1.13%. Each note may be prepaid in full, without penalty, at each scheduled reset date. Borrowing capacity is contingent on the amount of collateral available to be pledged to the FHLB. At June 30, 2017, $15.6 billion of real estate-related loans were pledged to the FHLB as blanket collateral for current and potential future borrowings of approximately $3.5 billion.
Unamortized debt issuance costs deducted from the carrying amount of medium- and long-term debt totaled $6 million at June 30, 2017 and $7 million at December 31, 2016.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

NOTE 8 - ACCUMULATED OTHER COMPREHENSIVE LOSS
The following table presents a reconciliation of the changes in the components of accumulated other comprehensive loss and details the components of other comprehensive income (loss) for the six months ended June 30, 2017 and 2016, including the amount of income tax expense (benefit) allocated to each component of other comprehensive income (loss).

	Six Months Ended June 30,
(in millions)	2017	2016
Accumulated net unrealized (losses) gains on investment securities:
Balance at beginning of period, net of tax	$(33)	$9

Net unrealized holding gains arising during the period	21	191
Less: Provision for income taxes	8	70
Net unrealized holding gains arising during the period, net of tax	13	121
Less:
Net losses realized as a yield adjustment in interest on investment securities	(1)	(2)
Less: Benefit for income taxes	—	(1)
Reclassification adjustment for net losses realized as a yield adjustment included in net income, net of tax	(1)	(1)
Change in net unrealized gains on investment securities, net of tax	14	122
Balance at end of period, net of tax	$(19)	$131

Accumulated defined benefit pension and other postretirement plans adjustment:
Balance at beginning of period, net of tax	$(350)	$(438)

Amortization of actuarial net loss	25	19
Amortization of prior service credit	(13)	—
Amounts recognized in salaries and benefits expense	12	19
Less: Provision for income taxes	4	7
Change in defined benefit pension and other postretirement plans adjustment, net of tax	8	12
Balance at end of period, net of tax	$(342)	$(426)
Total accumulated other comprehensive loss at end of period, net of tax	$(361)	$(295)
NOTE 9 - NET INCOME PER COMMON SHARE
Basic and diluted net income per common share are presented in the following table.

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except per share data)	2017	2016	2017	2016
Basic and diluted
Net income	$203	$104	$405	$164
Less:
Income allocated to participating securities	1	1	3	2
Net income attributable to common shares	$202	$103	$402	$162

Basic average common shares	175	173	175	173

Basic net income per common share	$1.15	$0.60	$2.30	$0.94

Basic average common shares	175	173	175	173
Dilutive common stock equivalents:
Net effect of the assumed exercise of stock options	3	2	3	2
Net effect of the assumed exercise of warrants	1	2	2	2
Diluted average common shares	179	177	180	177

Diluted net income per common share	$1.13	$0.58	$2.24	$0.92

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

The following average shares related to outstanding options to purchase shares of common stock were not included in the computation of diluted net income per common share because the options were anti-dilutive for the period. There were no anti-dilutive options for both the three- and six-month periods ended June 30, 2017.

(shares in millions)	Three Months Ended June 30, 2016	Six Months Ended June 30, 2016
Average outstanding options	2.6	4.8
Range of exercise prices	$46.68 - $59.86	$37.26 - $59.86

NOTE 10 - EMPLOYEE BENEFIT PLANS
Net periodic benefit costs are charged to "employee benefits expense" on the consolidated statements of comprehensive income. The components of net periodic benefit cost for the Corporation's qualified pension plan, non-qualified pension plan and postretirement benefit plan are as follows.

Qualified Defined Benefit Pension Plan	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2017	2016	2017	2016
Service cost	$7	$8	$14	$16
Interest cost	19	23	39	46
Expected return on plan assets	(39)	(40)	(79)	(81)
Amortization of prior service (credit) cost	(4)	1	(9)	2
Amortization of net loss	10	8	21	16
Net periodic defined benefit credit	$(7)	$—	$(14)	$(1)

Non-Qualified Defined Benefit Pension Plan	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2017	2016	2017	2016
Service cost	$—	$1	$1	$2
Interest cost	2	3	4	5
Amortization of prior service credit	(2)	(1)	(4)	(2)
Amortization of net loss	2	1	4	3
Net periodic defined benefit cost	$2	$4	$5	$8

Postretirement Benefit Plan	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2017	2016	2017	2016
Interest cost	$—	$1	$1	$2
Expected return on plan assets	—	(1)	(1)	(2)
Net periodic postretirement benefit cost	$—	$—	$—	$—
For further information on the Corporation's employee benefit plans, refer to note 17 to the consolidated financial statements in the Corporation's 2016 Annual Report.
NOTE 11 - INCOME TAXES AND TAX-RELATED ITEMS
Net unrecognized tax benefits were $11 million at June 30, 2017, compared to $15 million at December 31, 2016. The decrease in unrecognized tax benefits of $4 million was primarily due to the recognition of federal settlements partially offset by an increase to established reserves. The Corporation anticipates it is reasonably possible the final settlement of federal and state tax issues will result in a decrease in net unrecognized tax benefits of $1 million within the next twelve months. Included in "accrued expense and other liabilities" on the consolidated balance sheets was a $9 million liability for tax-related interest and penalties at June 30, 2017 compared to $7 million at December 31, 2016.
Net deferred tax assets were $224 million at June 30, 2017, compared to $217 million at December 31, 2016. The increase of $7 million in net deferred tax assets resulted primarily from a decrease in deferred tax liabilities related to lease financing transactions, partially offset by decreases in unrealized losses on investment securities available-for-sale and deferred compensation. Included in deferred tax assets at both June 30, 2017 and December 31, 2016 were $4 million of state net operating loss carryforwards, which expire between 2017 and 2026. The Corporation believes it is more likely than not the benefit from certain of these state net operating loss carryforwards will not be realized and, accordingly, maintained a valuation allowance of $3 million at both June 30, 2017 and December 31, 2016. The determination regarding valuation allowance was based on evidence of loss

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

carryback capacity, projected future reversals of existing taxable temporary differences to absorb the deferred tax assets and assumptions made regarding future events.
In the ordinary course of business, the Corporation enters into certain transactions that have tax consequences. From time to time, the Internal Revenue Service (IRS) or other tax jurisdictions may review and/or challenge specific interpretive tax positions taken by the Corporation with respect to those transactions. The Corporation believes its tax returns were filed based upon applicable statutes, regulations and case law in effect at the time of the transactions. The IRS or other tax jurisdictions, an administrative authority or a court, if presented with the transactions, could disagree with the Corporation’s interpretation of the tax law.
Based on current knowledge and probability assessment of various potential outcomes, the Corporation believes the current tax reserves are adequate, and the amount of any potential incremental liability arising is not expected to have a material adverse effect on the Corporation’s consolidated financial condition or results of operations. Probabilities and outcomes are reviewed as events unfold, and adjustments to the reserves are made when necessary.
NOTE 12 - CONTINGENT LIABILITIES
Legal Proceedings
As previously reported in the Corporation's Form 10-K for the year ended December 31, 2016 and Form 10-Q for the period ended March 31, 2017, Comerica Bank, a wholly owned subsidiary of the Corporation, was named in November 2011 as a third-party defendant in Butte Local Development v. Masters Group v. Comerica Bank (“the case”), for lender liability. The case was tried in January 2014, in the Montana Second District Judicial Court for Silver Bow County in Butte, Montana. On January 17, 2014, a jury awarded Masters $52 million against the Bank. On July 1, 2015, after an appeal filed by the Corporation, the Montana Supreme Court reversed the judgment against the Corporation and remanded the case for a new trial with instructions that Michigan contract law should apply and dismissing all other claims. The case was retried in the same district court, without a jury, in January 2017. A ruling is not expected for some time. Management believes that current reserves related to this case are adequate in the event of a negative outcome.
The Corporation and certain of its subsidiaries are subject to various other pending or threatened legal proceedings arising out of the normal course of business or operations. The Corporation believes it has meritorious defenses to the claims asserted against it in its other currently outstanding legal proceedings and, with respect to such legal proceedings, intends to continue to defend itself vigorously, litigating or settling cases according to management’s judgment as to what is in the best interests of the Corporation and its shareholders. Settlement may result from the Corporation's determination that it may be more prudent financially to settle, rather than litigate, and should not be regarded as an admission of liability. On at least a quarterly basis, the Corporation assesses its potential liabilities and contingencies in connection with outstanding legal proceedings utilizing the latest information available. On a case-by-case basis, reserves are established for those legal claims for which it is probable that a loss will be incurred either as a result of a settlement or judgment, and the amount of such loss can be reasonably estimated. The actual costs of resolving these claims may be substantially higher or lower than the amounts reserved. Based on current knowledge, and after consultation with legal counsel, management believes that current reserves are adequate, and the amount of any incremental liability arising from these matters is not expected to have a material adverse effect on the Corporation’s consolidated financial condition, consolidated results of operations or consolidated cash flows. Legal fees of $5 million were included in "other noninterest expenses" on the consolidated statements of income for each of the three-month periods ended June 30, 2017 and 2016, and $10 million for each of the six-month periods ended June 30, 2017 and 2016.
For matters where a loss is not probable, the Corporation has not established legal reserves. The Corporation believes the estimate of the aggregate range of reasonably possible losses, in excess of reserves established, for all legal proceedings in which it is involved is from zero to approximately $28 million at June 30, 2017. This estimated aggregate range of reasonably possible losses is based upon currently available information for those proceedings in which the Corporation is involved, taking into account the Corporation’s best estimate of such losses for those cases for which such estimate can be made. For certain cases, the Corporation does not believe that an estimate can currently be made. The Corporation’s estimate involves significant judgment, given the varying stages of the proceedings (including the fact that many are currently in preliminary stages), the existence in certain proceedings of multiple defendants (including the Corporation) whose share of liability has yet to be determined, the numerous yet-unresolved issues in many of the proceedings (including issues regarding class certification and the scope of many of the claims) and the attendant uncertainty of the various potential outcomes of such proceedings. Accordingly, the Corporation’s estimate will change from time to time, and actual losses may be more or less than the current estimate.
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
Restructuring charges are recorded as a component of noninterest expenses on the consolidated statements of comprehensive income. The following table presents changes in restructuring reserves, cumulative charges incurred to date and total expected restructuring charges:

(in millions)	Employee Costs	Facilities Costs	Technology Costs	Other Costs	Total

Three Months Ended June 30, 2017
Balance at beginning of period	$7	$—	$3	$3	$13
Restructuring charges	3	4	6	1	14
Payments	(4)	(4)	(4)	(2)	(14)
Adjustments for non-cash charges (a)	—	—	(2)	—	(2)
Balance at end of period	$6	$—	$3	$2	$11

Three Months Ended June 30, 2016
Balance at beginning of period	$—	$—	$—	$—	$—
Restructuring charges	46	—	—	7	53
Payments	—	—	—	(3)	(3)
Balance at end of period	$46	$—	$—	$4	$50

Six Months Ended June 30, 2017
Balance at beginning of period	$10	$4	$—	$4	$18
Restructuring charges	4	5	12	4	25
Payments	(8)	(9)	(4)	(6)	(27)
Adjustments for non-cash charges (a)	—	—	(5)	—	(5)
Balance at end of period	$6	$—	$3	$2	$11

Six Months Ended June 30, 2016
Balance at beginning of period	$—	$—	$—	$—	$—
Restructuring charges	46	—	—	7	53
Payments	—	—	—	(3)	(3)
Balance at end of period	$46	$—	$—	$4	$50

Total restructuring charges incurred to date	$56	$20	$12	$30	$118
Total expected restructuring charges (b)	56	30 - 35	20 - 35	34	140 - 160

(a)	Adjustments for non-cash charges primarily include impairments of previously capitalized software costs.

(b)	Restructuring activities are expected to be substantially completed by 12/31/2018.
Restructuring charges directly attributable to a business segment are assigned to that business segment. Restructuring charges incurred by areas whose services support the overall Corporation are allocated based on the methodology described in note 23 to the consolidated financial statements in the Corporation's 2016 Annual Report. Total restructuring charges assigned to

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

the Business Bank, Retail Bank and Wealth Management were $7 million, $4 million and $3 million, respectively, for the three months ended June 30, 2017 and $13 million, $8 million and $4 million, respectively, for the six months ended June 30, 2017. Total restructuring charges assigned to the Business Bank, Retail Bank and Wealth Management were $26 million, $19 million and $8 million, respectively, for both the three- and six-month periods ended June 30, 2016. Remaining expected restructuring charges will be assigned to the business segments using the same methodology. Facilities costs pertaining to the consolidation of banking centers primarily impacted the Retail Bank.
NOTE 14 - BUSINESS SEGMENT INFORMATION
The Corporation has strategically aligned its operations into three major business segments: the Business Bank, the Retail Bank and Wealth Management. These business segments are differentiated based on the type of customer and the related products and services provided. In addition to the three major business segments, the Finance Division is also reported as a segment. Business segment results are produced by the Corporation’s internal management accounting system. This system measures financial results based on the internal business unit structure of the Corporation. The performance of the business segments is not comparable with the Corporation's consolidated results and is not necessarily comparable with similar information for any other financial institution. Additionally, because of the interrelationships of the various segments, the information presented is not indicative of how the segments would perform if they operated as independent entities. The management accounting system assigns balance sheet and income statement items to each business segment using certain methodologies, which are regularly reviewed and refined. From time to time, the Corporation may make reclassifications among the segments to more appropriately reflect management's current view of the segments, and methodologies may be modified as the management accounting system is enhanced and changes occur in the organizational structure and/or product lines. For comparability purposes, amounts in all periods are based on business unit structure and methodologies in effect at June 30, 2017.
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

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

Business segment financial results are as follows:

(dollar amounts in millions)	Business Bank	Retail Bank	Wealth Management	Finance	Other		Total
Three Months Ended June 30, 2017
Earnings summary:
Net interest income (expense)	$336	$162	$42	$(49)	$9		$500
Provision for credit losses	12	5	(2)	—	2		17
Noninterest income	152	48	64	10	2		276
Noninterest expenses	196	180	71	(1)	11		457
Provision (benefit) for income taxes	100	9	14	(17)	(7)	(a)	99
Net income (loss)	$180	$16	$23	$(21)	$5		$203
Net credit-related charge-offs (recoveries)	$10	$9	$(1)	$—	$—		$18

Selected average balances:
Assets	$38,853	$6,487	$5,432	$13,936	$6,610		$71,318
Loans	37,580	5,865	5,278	—	—		48,723
Deposits	28,748	23,935	4,106	156	183		57,128

Statistical data:
Return on average assets (b)	1.85%	0.27%	1.76%	N/M	N/M		1.14%
Efficiency ratio (c)	40.19	84.79	66.44	N/M	N/M		58.63

(dollar amounts in millions)	Business Bank	Retail Bank	Wealth Management	Finance	Other	Total
Three Months Ended June 30, 2016
Earnings summary:
Net interest income (expense)	$349	$154	$42	$(105)	$5	$445
Provision for credit losses	46	1	3	—	(1)	49
Noninterest income	143	48	62	10	5	268
Noninterest expenses	221	205	81	—	11	518
Provision (benefit) for income taxes	74	(2)	7	(36)	(1)	42
Net income (loss)	$151	$(2)	$13	$(59)	$1	$104
Net credit-related charge-offs	$42	$1	$4	$—	$—	$47

Selected average balances:
Assets	$39,983	$6,558	$5,215	$13,927	$4,985	$70,668
Loans	38,574	5,879	5,016	—	—	49,469
Deposits	28,441	23,546	4,213	50	271	56,521

Statistical data:
Return on average assets (b)	1.52%	(0.04)%	0.99%	N/M	N/M	0.59%
Efficiency ratio (c)	44.75	101.58	78.22	N/M	N/M	72.43

(a)	Includes tax benefit of $5 million from employee stock transactions.

(b)	Return on average assets is calculated based on the greater of average assets or average liabilities and attributed equity.

(c)	Noninterest expenses as a percentage of the sum of net interest income (fully taxable equivalent basis) and noninterest income excluding net securities gains (losses).
N/M – not meaningful

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

(dollar amounts in millions)	Business Bank	Retail Bank	Wealth Management	Finance	Other		Total
Six Months Ended June 30, 2017
Earnings summary:
Net interest income (expense)	$668	$322	$83	$(120)	$17		$970
Provision for credit losses	22	17	(3)	—	(3)		33
Noninterest income	296	96	128	21	6		547
Noninterest expenses	393	359	141	(2)	23		914
Provision (benefit) for income taxes	192	15	27	(41)	(28)	(a)	165
Net income (loss)	$357	$27	$46	$(56)	$31		$405
Net credit-related charge-offs (recoveries)	$40	$14	$(3)	$—	$—		$51

Selected average balances:
Assets	$38,474	$6,506	$5,419	$13,940	$7,228		$71,567
Loans	37,169	5,880	5,264	—	—		48,313
Deposits	29,196	23,866	4,042	149	199		57,452

Statistical data:
Return on average assets (b)	1.87%	0.22%	1.73%	N/M	N/M		1.14%
Efficiency ratio (c)	40.75	85.39	66.81	N/M	N/M		60.10

(dollar amounts in millions)	Business Bank	Retail Bank	Wealth Management	Finance	Other	Total
Six Months Ended June 30, 2016
Earnings summary:
Net interest income (expense)	$706	$309	$85	$(218)	$10	$892
Provision for credit losses	197	4	(2)	—	(2)	197
Noninterest income	279	92	120	21	—	512
Noninterest expenses	427	385	154	(1)	11	976
Provision (benefit) for income taxes	118	3	19	(74)	1	67
Net income (loss)	$243	$9	$34	$(122)	$—	$164
Net credit-related charge-offs	$99	$3	$3	$—	$—	$105

Selected average balances:
Assets	$39,574	$6,551	$5,189	$13,858	$4,776	$69,948
Loans	38,068	5,873	4,990	—	—	48,931
Deposits	28,778	23,328	4,192	73	244	56,615

Statistical data:
Return on average assets (b)	1.24%	0.07%	1.32%	N/M	N/M	0.47%
Efficiency ratio (c)	43.28	95.42	75.15	N/M	N/M	69.25

(a)	Includes tax benefit of $29 million from employee stock transactions.

(b)	Return on average assets is calculated based on the greater of average assets or average liabilities and attributed equity.

(c)	Noninterest expenses as a percentage of the sum of net interest income (fully taxable equivalent basis) and noninterest income excluding net securities gains.
N/M – not meaningful
The Corporation operates in three primary markets - Texas, California, and Michigan, as well as in Arizona and Florida, with select businesses operating in several other states, and in Canada and Mexico. The Corporation produces market segment results for the Corporation’s three primary geographic markets as well as Other Markets. Other Markets includes Florida, Arizona, the International Finance division and businesses with a national perspective. The Finance & Other category includes the Finance segment and the Other category as previously described. Market segment results are provided as supplemental information to the business segment results and may not meet all operating segment criteria as set forth in GAAP. For comparability purposes, amounts in all periods are based on market segments and methodologies in effect at June 30, 2017.
A discussion of the financial results and the factors impacting performance can be found in the section entitled "Market Segments" in the financial review.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

Market segment financial results are as follows:

(dollar amounts in millions)	Michigan	California	Texas	Other Markets	Finance & Other		Total
Three Months Ended June 30, 2017
Earnings summary:
Net interest income (expense)	$167	$178	$113	$82	$(40)		$500
Provision for credit losses	(2)	24	(15)	8	2		17
Noninterest income	81	45	33	105	12		276
Noninterest expenses	145	98	94	110	10		457
Provision (benefit) for income taxes	38	40	25	20	(24)	(a)	99
Net income (loss)	$67	$61	$42	$49	$(16)		$203
Net credit-related charge-offs (recoveries)	$(1)	$8	$5	$6	$—		$18

Selected average balances:
Assets	$13,371	$18,446	$10,481	$8,474	$20,546		$71,318
Loans	12,712	18,194	10,015	7,802	—		48,723
Deposits	21,698	17,344	9,632	8,115	339		57,128

Statistical data:
Return on average assets (b)	1.20%	1.33%	1.52%	2.24%	N/M		1.14%
Efficiency ratio (c)	58.14	43.82	64.37	58.45	N/M		58.63

(dollar amounts in millions)	Michigan	California	Texas	Other Markets	Finance & Other	Total
Three Months Ended June 30, 2016
Earnings summary:
Net interest income (expense)	$164	$176	$117	$88	$(100)	$445
Provision for credit losses	3	18	32	(3)	(1)	49
Noninterest income	81	38	32	102	15	268
Noninterest expenses	159	120	113	115	11	518
Provision (benefit) for income taxes	28	27	2	22	(37)	42
Net income (loss)	$55	$49	$2	$56	$(58)	$104
Net credit-related charge-offs (recoveries)	$—	$17	$31	$(1)	$—	$47

Selected average balances:
Assets	$13,142	$18,155	$11,287	$9,172	$18,912	$70,668
Loans	12,502	17,865	10,841	8,261	—	49,469
Deposits	21,519	16,967	10,052	7,662	321	56,521

Statistical data:
Return on average assets (b)	1.00%	1.08%	0.07%	2.45%	N/M	0.59%
Efficiency ratio (c)	64.65	55.73	75.89	60.77	N/M	72.43

(a)	Includes tax benefit of $5 million from employee stock transactions.

(b)	Return on average assets is calculated based on the greater of average assets or average liabilities and attributed equity.

(c)	Noninterest expenses as a percentage of the sum of net interest income (fully taxable equivalent basis) and noninterest income excluding net securities gains.
N/M – not meaningful

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

(dollar amounts in millions)	Michigan	California	Texas	Other Markets	Finance & Other		Total
Six Months Ended June 30, 2017
Earnings summary:
Net interest income (expense)	$337	$349	$226	$161	$(103)		$970
Provision for credit losses	(4)	45	(24)	19	(3)		33
Noninterest income	164	86	65	205	27		547
Noninterest expenses	295	194	188	216	21		914
Provision (benefit) for income taxes	75	76	47	36	(69)	(a)	165
Net income (loss)	$135	$120	$80	$95	$(25)		$405
Net credit-related charge-offs (recoveries)	$(4)	$18	$27	$10	$—		$51

Selected average balances:
Assets	$13,313	$18,203	$10,518	$8,365	$21,168		$71,567
Loans	12,650	17,938	10,062	7,663	—		48,313
Deposits	21,923	17,294	9,871	8,016	348		57,452

Statistical data:
Return on average assets (b)	1.20%	1.33%	1.44%	2.19%	N/M		1.14%
Efficiency ratio (c)	58.75	44.50	64.58	58.87	N/M		60.10

(dollar amounts in millions)	Michigan	California	Texas	Other Markets	Finance & Other	Total
Six Months Ended June 30, 2016
Earnings summary:
Net interest income (expense)	$338	$351	$238	$173	$(208)	$892
Provision for credit losses	(3)	12	201	(11)	(2)	197
Noninterest income	157	76	62	196	21	512
Noninterest expenses	310	224	213	219	10	976
Provision (benefit) for income taxes	63	70	(39)	46	(73)	67
Net income (loss)	$125	$121	$(75)	$115	$(122)	$164
Net credit-related charge-offs (recoveries)	$5	$25	$78	$(3)	$—	$105

Selected average balances:
Assets	$13,194	$17,926	$11,291	$8,903	$18,634	$69,948
Loans	12,560	17,653	10,802	7,916	—	48,931
Deposits	21,594	16,823	10,214	7,667	317	56,615

Statistical data:
Return on average assets (b)	1.12%	1.36%	(1.28)%	2.60%	N/M	0.47%
Efficiency ratio (c)	62.31	52.11	70.95	59.45	N/M	69.25

(a)	Includes tax benefit of $29 million from employee stock transactions.

(b)	Return on average assets is calculated based on the greater of average assets or average liabilities and attributed equity.

(c)	Noninterest expenses as a percentage of the sum of net interest income (fully taxable equivalent basis) and noninterest income excluding net securities gains.
N/M – not meaningful

ITEM 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations
FORWARD-LOOKING STATEMENTS
This report includes forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. In addition, the Corporation may make other written and oral communications from time to time that contain such statements. All statements regarding the Corporation's expected financial position, strategies and growth prospects and general economic conditions expected to exist in the future are forward-looking statements. The words, "anticipates," "believes," "contemplates," "feels," "expects," "estimates," "seeks," "strives," "plans," "intends," "outlook," "forecast," "position," "target," "mission," "assume," "achievable," "potential," "strategy," "goal," "aspiration," "opportunity," "initiative," "outcome," "continue," "remain," "maintain," "on track," "trend," "objective," "looks forward," "projects," "models," and variations of such words and similar expressions, or future or conditional verbs such as "will," "would," "should," "could," "might," "can," "may" or similar expressions, as they relate to the Corporation or its management, are intended to identify forward-looking statements. These forward-looking statements are predicated on the beliefs and assumptions of the Corporation's management based on information known to the Corporation's management as of the date of this report and do not purport to speak as of any other date. Forward-looking statements may include descriptions of plans and objectives of the Corporation's management for future or past operations, products or services, including the GEAR Up initiative, and forecasts of the Corporation's revenue, earnings or other measures of economic performance, including statements of profitability, business segments and subsidiaries as well as estimates of the economic benefits of the GEAR Up initiative, estimates of credit trends and global stability. Such statements reflect the view of the Corporation's management as of this date with respect to future events and are subject to risks and uncertainties. Should one or more of these risks materialize or should underlying beliefs or assumptions prove incorrect, the Corporation's actual results could differ materially from those discussed. Factors that could cause or contribute to such differences are changes in general economic, political or industry conditions; changes in monetary and fiscal policies, including changes in interest rates; whether the Corporation may achieve opportunities for revenue enhancements and efficiency improvements under the GEAR Up initiative, or changes in the scope or assumptions underlying the GEAR Up initiative; the Corporation's ability to maintain adequate sources of funding and liquidity; the effects of more stringent capital or liquidity requirements; declines or other changes in the businesses or industries of the Corporation's customers, in particular the energy industry; unfavorable developments concerning credit quality; operational difficulties, failure of technology infrastructure or information security incidents; changes in regulation or oversight; reliance on other companies to provide certain key components of business infrastructure; changes in the financial markets, including fluctuations in interest rates and their impact on deposit pricing; reductions in the Corporation's credit rating; the interdependence of financial service companies; the implementation of the Corporation's strategies and business initiatives; damage to the Corporation's reputation; the Corporation's ability to utilize technology to efficiently and effectively develop, market and deliver new products and services; competitive product and pricing pressures among financial institutions within the Corporation's markets; changes in customer behavior; any future strategic acquisitions or divestitures; management's ability to maintain and expand customer relationships; management's ability to retain key officers and employees; the impact of legal and regulatory proceedings or determinations; the effectiveness of methods of reducing risk exposures; the effects of terrorist activities and other hostilities; the effects of catastrophic events including, but not limited to, hurricanes, tornadoes, earthquakes, fires, droughts and floods; potential legislative, administrative or judicial changes or interpretations related to the tax treatment of corporations; changes in accounting standards and the critical nature of the Corporation's accounting policies. The Corporation cautions that the foregoing list of factors is not all-inclusive. For discussion of factors that may cause actual results to differ from expectations, please refer to our filings with the Securities and Exchange Commission. In particular, please refer to “Item 1A. Risk Factors” beginning on page 12 of the Corporation's Annual Report on Form 10-K for the year ended December 31, 2016. Forward-looking statements speak only as of the date they are made. The Corporation does not undertake to update forward-looking statements to reflect facts, circumstances, assumptions or events that occur after the date the forward-looking statements are made. For any forward-looking statements made in this report or in any documents, the Corporation claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

RESULTS OF OPERATIONS
Net income for the three months ended June 30, 2017 was $203 million, an increase of $99 million from $104 million reported for the three months ended June 30, 2016. The increase in net income primarily reflected the impact from increased interest rates, GEAR Up initiatives and improved credit quality. Net income per diluted common share was $1.13 and $0.58 for the three months ended June 30, 2017 and 2016, respectively, and average diluted common shares were 179 million and 177 million for each respective period. Net income for the three months ended June 30, 2017 included $5 million of tax benefits from employee stock transactions (3 cents per share). Additionally, net income included the after-tax impact of restructuring charges associated with the GEAR Up initiative of $9 million (5 cents per share) and $34 million (19 cents per share) for the three months ended June 30, 2017 and 2016, respectively.
Net income for the six months ended June 30, 2017 was $405 million, an increase of $241 million from $164 million reported for the six months ended June 30, 2016. The increase in net income is primarily due to the same reasons described above. Net income per diluted common share was $2.24 and $0.92 for the six months ended June 30, 2017 and 2016, respectively, and average diluted common shares were 180 million and 177 million for each respective period. Net income for the six months ended June 30, 2017 included $29 million of tax benefits from employee stock transactions (16 cents per share). Additionally, net income included the after-tax impact of GEAR Up restructuring charges of $16 million (9 cents per share) and $34 million (19 cents per share) for the six months ended June 30, 2017 and 2016, respectively.
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

•
Pre-tax restructuring charges of $140 million to $160 million in total are expected to be incurred from inception through 2018, including $40 to $50 million in 2017. Pre-tax restructuring charges of $118 million were incurred through June 30, 2017. For additional information regarding restructuring charges, refer to note 13 to the consolidated financial statements.

The impact of the increase in short-term rates and the execution of certain GEAR Up initiatives helped lower the efficiency ratio to 58.6 percent for the three months ended June 30, 2017, compared to 72.4 percent for the three months ended June 30, 2016. The GEAR Up impact was primarily driven by savings from the 2016 reduction in workforce, changes to the retirement program, consolidation of banking centers, completed in the second quarter 2017, and other real estate optimization. These actions, along with the decrease in the provision for credit losses, also contributed to an increase in return on equity to 10.3 percent for the three months ended June 30, 2017 compared to 5.5 percent for the three months ended June 30, 2016.
Full-Year 2017 Outlook Compared to Full-Year 2016
Management expectations for 2017, compared to 2016, assuming a continuation of the current economic and low rate environment as well as contributions from the GEAR Up initiative of $30 million in revenue and $125 million in expense savings, are as follows:

•	Growth in average loans of 1 percent. Excluding Mortgage Banker Finance and Energy, loan growth of 3 percent, reflecting increases in the remaining lines of business.

•
Net interest income higher, reflecting the benefits from the rate increases in December 2016 ($85 million; no deposit beta), March 2017 ($65 million; no deposit beta) and June 2017 (more than $30 million for the remainder of 2017; 25 percent deposit beta), as well as loan growth and debt maturities.

•	Provision for credit losses lower, with continued solid performance of the overall portfolio.

◦	Provision of 20-25 basis points and net charge-offs to remain low (full-year 2017).

•
Noninterest income higher, with the execution of GEAR Up opportunities of $30 million, modest growth in treasury management and card fees, as well as wealth management products such as fiduciary and brokerage services.

◦	Increase of 4-6 percent.

•
Noninterest expenses lower, reflecting lower restructuring charges and an additional $125 million in GEAR Up savings, relative to 2016 GEAR Up savings of more than $25 million. The gains of $13 million in 2016 from early terminations of certain leveraged lease transactions are not expected to repeat. Noninterest expenses in the second half of 2017 will be impacted by items tied to revenue growth, such as advertising, incentive compensation and outside processing expenses; three additional days; seasonal and inflationary pressure leading to higher occupancy and benefits expenses; and, as expected, higher technology expenditures in cybersecurity, product innovation and to upgrade infrastructure to drive efficiencies.

◦	Restructuring charges of $40 to $50 million, compared to $93 million in 2016.

◦	Excluding restructuring charges, noninterest expenses to decline about 1 percent.

◦	Decrease of about 4 percent including restructuring charges.

•	Income tax expense to approximate 31 percent of pre-tax income, reflecting 33 percent for the remaining quarters assuming no further tax impact from employee stock transactions.

Net Interest Income
The "Quarterly Analysis of Net Interest Income & Rate/Volume" table that follows provides an analysis of net interest income for the three months ended June 30, 2017 and 2016 and details the components of the change in net interest income for the three months ended June 30, 2017 compared to the same period in the prior year.
Quarterly Analysis of Net Interest Income & Rate/Volume

	Three Months Ended
	June 30, 2017			June 30, 2016
(dollar amounts in millions)	Average Balance	Interest	Average Rate (a)	Average Balance	Interest	Average Rate (a)
Commercial loans	$30,632	$283	3.72%	$31,511	$251	3.23%
Real estate construction loans	2,910	29	4.08	2,429	22	3.62
Commercial mortgage loans	9,012	87	3.88	9,033	78	3.47
Lease financing	526	1	0.61	730	4	1.98
International loans	1,139	12	3.99	1,396	13	3.63
Residential mortgage loans	1,975	18	3.61	1,880	17	3.76
Consumer loans	2,529	23	3.62	2,490	21	3.37
Total loans	48,723	453	3.74	49,469	406	3.31

Mortgage-backed securities (b)	9,336	50	2.17	9,326	51	2.21
Other investment securities	2,896	12	1.69	3,008	11	1.50
Total investment securities (b)	12,232	62	2.06	12,334	62	2.03

Interest-bearing deposits with banks	5,263	14	1.03	3,690	5	0.50
Other short-term investments	92	—	0.58	104	—	0.58
Total earning assets	66,310	529	3.21	65,597	473	2.91

Cash and due from banks	1,148			1,074
Allowance for loan losses	(726)			(749)
Accrued income and other assets	4,586			4,746
Total assets	$71,318			$70,668

Money market and interest-bearing checking deposits	$21,661	7	0.13	$22,785	6	0.11
Savings deposits	2,142	—	0.02	2,010	—	0.02
Customer certificates of deposit	2,527	2	0.36	3,320	4	0.40
Foreign office time deposits	57	—	0.60	30	—	0.35
Total interest-bearing deposits	26,387	9	0.15	28,145	10	0.14

Short-term borrowings	147	—	1.12	159	—	0.45
Medium- and long-term debt	5,161	20	1.48	5,072	18	1.42
Total interest-bearing sources	31,695	29	0.37	33,376	28	0.33

Noninterest-bearing deposits	30,741			28,376
Accrued expenses and other liabilities	949			1,262
Total shareholders’ equity	7,933			7,654
Total liabilities and shareholders’ equity	$71,318			$70,668

Net interest income/rate spread		$500	2.84		$445	2.58

Impact of net noninterest-bearing sources of funds			0.19			0.16
Net interest margin (as a percentage of average earning assets)			3.03%			2.74%

(a)
Average rate is calculated on a fully taxable equivalent (FTE) basis using a federal tax rate of 35%. The FTE adjustments included in the rate calculations totaled $1 million in each of the quarters presented.

(b)	Includes investment securities available-for-sale and investment securities held-to-maturity.

Quarterly Analysis of Net Interest Income & Rate/Volume (continued)

	Three Months Ended
	June 30, 2017/June 30, 2016
(in millions)	Increase (Decrease) Due to Rate	Increase (Decrease) Due to Volume (a)	Net Increase (Decrease)
Interest Income:
Loans	$51	$(4)	$47
Interest-bearing deposits with banks	5	4	9
Total interest income	56	—	56
Interest Expense:
Interest-bearing deposits	1	(2)	(1)
Medium- and long-term debt	3	(1)	2
Total interest expense	4	(3)	1
Net interest income	$52	$3	$55

(a)	Rate/volume variances are allocated to variances due to volume.
Net interest income was $500 million for the three months ended June 30, 2017, an increase of $55 million compared to $445 million for the three months ended June 30, 2016. The increase in net interest income reflected the benefit from higher short-term rates and higher average earning assets. The increase in short-term rates resulted in higher yields on loans and Federal Reserve Bank (FRB) deposits, partially offset by higher debt costs on variable rate debt tied to LIBOR. Average earning assets increased $713 million, or 1 percent, to $66.3 billion, compared to $65.6 billion for the same period in 2016. The increase in average earning assets primarily reflected increases of $1.6 billion in average FRB deposits (included in "interest-bearing deposits with banks" on the consolidated balance sheets) reflecting the increase in noninterest-bearing deposits, partially offset by a decrease of $746 million in average loans. The net interest margin (FTE) for the three months ended June 30, 2017 increased 29 basis points to 3.03 percent, from 2.74 percent for the comparable period in 2016, primarily from higher yields on loans and FRB deposits (+34 basis points), reflecting the benefit from higher short-term rates, partially offset by the impact of the increase in average balances deposited with the FRB (-4 basis points).

Year-to-Date Analysis of Net Interest Income & Rate/Volume

	Six Months Ended
	June 30, 2017			June 30, 2016
(dollar amounts in millions)	Average Balance	Interest	Average Rate (a)	Average Balance	Interest	Average Rate (a)
Commercial loans	$30,166	$539	3.62%	$31,162	$500	3.24%
Real estate construction loans	2,934	57	3.95	2,272	41	3.64
Commercial mortgage loans	8,994	170	3.81	8,997	158	3.53
Lease financing	548	6	2.01	728	10	2.66
International loans	1,174	23	3.88	1,408	26	3.64
Residential mortgage loans	1,969	35	3.59	1,886	36	3.85
Consumer loans	2,528	44	3.52	2,478	41	3.35
Total loans	48,313	874	3.65	48,931	812	3.34

Mortgage-backed securities (b)	9,321	100	2.16	9,341	102	2.21
Other investment securities	2,894	24	1.64	3,004	22	1.50
Total investment securities (b)	12,215	124	2.04	12,345	124	2.04

Interest-bearing deposits with banks	5,857	27	0.92	3,478	9	0.50
Other short-term investments	92	—	0.63	106	—	0.76
Total earning assets	66,477	1,025	3.11	64,860	945	2.94

Cash and due from banks	1,164			1,071
Allowance for loan losses	(733)			(714)
Accrued income and other assets	4,659			4,731
Total assets	$71,567			$69,948

Money market and interest-bearing checking deposits	$22,066	14	0.13	$22,989	13	0.11
Savings deposits	2,114	—	0.02	1,973	—	0.02
Customer certificates of deposit	2,621	4	0.37	3,399	7	0.40
Foreign office time deposits	50	—	0.55	40	—	0.34
Total interest-bearing deposits	26,851	18	0.14	28,401	20	0.14

Short-term borrowings	85	—	1.07	262	—	0.45
Medium- and long-term debt	5,159	37	1.39	4,083	33	1.62
Total interest-bearing sources	32,095	55	0.34	32,746	53	0.32

Noninterest-bearing deposits	30,601			28,214
Accrued expenses and other liabilities	972			1,345
Total shareholders’ equity	7,899			7,643
Total liabilities and shareholders’ equity	$71,567			$69,948

Net interest income/rate spread		$970	2.77		$892	2.62

Impact of net noninterest-bearing sources of funds			0.18			0.16
Net interest margin (as a percentage of average earning assets)			2.95%			2.78%

(a)	Average rate is calculated on an FTE basis using a federal tax rate of 35%. The FTE adjustments included in the rate calculations totaled$2 million in each period presented.

(b)	Includes investment securities available-for-sale and investment securities held-to-maturity.

Quarterly Analysis of Net Interest Income & Rate/Volume (continued)

	Six Months Ended
	June 30, 2017/June 30, 2016
(in millions)	Increase (Decrease) Due to Rate	Increase (Decrease) Due to Volume (a)	Net Increase (Decrease)
Interest Income:
Loans	$71	$(9)	$62
Investment securities (b)	(1)	1	—
Interest-bearing deposits with banks	7	11	18
Total interest income	77	3	80
Interest Expense:
Interest-bearing deposits	1	(3)	(2)
Short-term borrowings	1	(1)	—
Medium- and long-term debt	4	—	4
Total interest expense	6	(4)	2
Net interest income	$71	$7	$78

(a)	Rate/volume variances are allocated to variances due to volume.

(b)	Includes investment securities available-for-sale and investment securities held-to-maturity.
Net interest income was $970 million for the six months ended June 30, 2017, an increase of $78 million compared to $892 million for the six months ended June 30, 2016. The increase in net interest income resulted primarily from the same reasons as described in the quarterly discussion above, as well as the impact of one fewer day in 2017. Average earning assets increased $1.6 billion, or 2 percent, to $66.5 billion, compared to $64.9 billion for the same period in 2016. The increase in average earning assets primarily reflected increases of $2.4 billion in average FRB deposits, partially offset by a decrease of $618 million in average loans. The net interest margin (FTE) for the six months ended June 30, 2017 increased 17 basis points to 2.95 percent, from 2.78 percent for the comparable period in 2016, primarily from higher yields on loans and FRB deposits, reflecting the benefit from the increase in short-term rates, partially offset by the impact of the increase in average balances deposited with the FRB. Additionally, increases in lower-rate FHLB borrowings were partially offset by the maturity of higher-rate debt.
For further discussion of the effects of market rates on net interest income, refer to the "Market and Liquidity Risk" section of this financial review.
Provision for Credit Losses
The provision for credit losses was $17 million and $49 million for the three-month periods ended June 30, 2017 and 2016, respectively, and $33 million and $197 million for the six-month periods ended June 30, 2017 and 2016, respectively. The provision for credit losses includes both the provision for loan losses and the provision for credit losses on lending-related commitments.
The provision for loan losses is recorded to maintain the allowance for loan losses at the level deemed appropriate by the Corporation to cover probable credit losses inherent in the portfolio. The provision for loan losses was $15 million for the three months ended June 30, 2017, compared to $47 million for the three months ended June 30, 2016. The $32 million decrease in the provision primarily reflected the impact of the changes in reserves allocated to Energy and energy-related loans, due to a decrease in criticized loans and lower net loan charge-offs. The provision for loan losses was $26 million for the six months ended June 30, 2017, compared to $188 million for the same period in the prior year. The $162 million decrease in the provision primarily reflected the improvement in the credit quality of the Energy and energy-related portfolio as indicated above.
Net loan charge-offs in the three months ended June 30, 2017 decreased $24 million to $18 million, or 0.15 percent of average total loans, compared to $42 million, or 0.34 percent, for the three months ended June 30, 2016. Net loan charge-offs in the six months ended June 30, 2017 decreased $43 million to $51 million, or 0.21 percent of average total loans, compared to $94 million, or 0.39 percent, for the six months ended June 30, 2016. The decrease in net loan charge-offs in both periods primarily reflected lower Energy charge-offs.
The provision for credit losses on lending-related commitments is recorded to maintain the allowance for credit losses on lending-related commitments at the level deemed appropriate by the Corporation to cover probable credit losses inherent in lending-related commitments. The provision for credit losses on lending-related commitments was $2 million for both the three months ended June 30, 2017 and 2016. The provision for credit losses on lending-related commitments was $7 million for the six months ended June 30, 2017 compared to $9 million for the same period in 2016. There were no lending-related commitment charge-offs for the three months ended June 30, 2017 and $5 million for the same period in 2016. There were no lending-related commitment charge-offs for the six months ended June 30, 2017 and $11 million for the six months ended June 30, 2016. The charge-offs in the prior period were the result of credit deterioration in certain Corporate Banking and Energy unfunded commitments.
For further information regarding Energy and energy-related loans, refer to the "Energy Lending" subheading in the "Risk Management" section of this financial review. An analysis of the allowance for credit losses and nonperforming assets is presented under the "Credit Risk" subheading in the "Risk Management" section of this financial review.
Noninterest Income

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2017	2016	2017	2016
Card fees	$80	$76	$157	$148
Service charges on deposit accounts	57	55	115	110
Fiduciary income	51	49	100	95
Commercial lending fees	22	22	42	42
Letter of credit fees	11	13	23	26
Bank-owned life insurance	9	9	19	18
Foreign exchange income	11	11	22	21
Brokerage fees	6	5	11	9
Net securities losses	(2)	(1)	(2)	(3)
Other noninterest income (a)	31	29	60	46
Total noninterest income	$276	$268	$547	$512

(a)	The table below provides further details on certain categories included in other noninterest income.
Noninterest income increased $8 million to $276 million for the three months ended June 30, 2017, compared to $268 million for the same period in 2016 and increased $35 million to $547 million for the six months ended June 30, 2017, compared to $512 million for the same period in the prior year. Excluding a $3 million decrease and a $5 million increase in deferred compensation asset returns in the three- and six-month periods ended June 30, 2017, respectively, noninterest income increased $11 million and $30 million in each respective period, partly due to the impact of GEAR Up initiatives. See the above table for further detail of changes in noninterest income. Deferred compensation asset returns are included in other noninterest income.
The following table illustrates certain categories included in "other noninterest income" on the consolidated statements of comprehensive income.

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2017	2016	2017	2016
Customer derivative income	$8	$6	$14	$9
Investment banking fees	1	1	5	3
Deferred compensation asset returns (a)	2	5	5	—
Insurance commissions	2	3	4	5
Securities trading income	2	2	4	4
Risk management hedge income	1	1	1	4
Income from principal investing and warrants	4	1	4	2
All other noninterest income	11	10	23	19
Other noninterest income	$31	$29	$60	$46

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

Noninterest Expenses

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2017	2016	2017	2016
Salaries and benefits expense	$219	$247	$452	$495
Outside processing fee expense	88	83	175	161
Net occupancy expense	38	39	76	77
Equipment expense	11	14	22	27
Restructuring charges	14	53	25	53
Software expense	31	30	60	59
FDIC insurance expense	12	14	25	25
Advertising expense	7	6	11	10
Litigation-related expense	—	—	(2)	—
Other noninterest expenses	37	32	70	69
Total noninterest expenses	$457	$518	$914	$976
Noninterest expenses decreased $61 million to $457 million for the three months ended June 30, 2017, compared to $518 million for the same period in 2016. Noninterest expenses decreased $19 million excluding the $39 million decrease in restructuring charges and a $3 million decrease in deferred compensation plan expense (included in salaries and benefits expense). This primarily reflected decreases in salaries and benefits expense of $25 million, $3 million in equipment expense and smaller decreases in other categories, partially offset by an $8 million gain from the sale of leased assets in the second quarter of 2016 and an increase of $5 million in outside processing fees primarily tied to revenue-generating activities. The decrease in salaries and benefits primarily reflected the impact of the GEAR Up initiative, partially offset by merit raises.
Noninterest expenses decreased $62 million to $914 million for the six months ended June 30, 2017, compared to $976 million for the same period in 2016. Excluding the $28 million decrease in restructuring charges and a $5 million increase in deferred compensation plan expense, noninterest expenses decreased $39 million, primarily due to decreases of $48 million in salaries and benefits expense and $5 million in equipment expense, partially offset by a $14 million increase in outside processing fees and the 2016 gain from the sale of leased assets discussed above. The decrease in salaries and benefits expense primarily reflected the impact of the GEAR Up initiative and one fewer day in 2017, partially offset by merit raises.
For further information about restructuring charges associated with the GEAR Up initiative, see note 13 to the consolidated financial statements.
Provision for Income Taxes
The provision for income taxes increased $57 million to $99 million for the three months ended June 30, 2017, compared to $42 million for the same period in 2016, and increased $98 million to $165 million for the six months ended June 30, 2017, compared to $67 million for the same period in 2016. The increases were primarily due to increases in pretax income, partially offset by tax benefits from employee stock transactions as a result of new accounting guidance for stock compensation. Income tax benefits from employee stock transactions were $5 million and $29 million for the three- and six-month periods ended June 30, 2017, respectively.
For further information about the new accounting guidance for stock compensation, see note 1 to the consolidated financial statements.
STRATEGIC LINES OF BUSINESS
The Corporation has strategically aligned its operations into three major business segments: the Business Bank, the Retail Bank and Wealth Management. These business segments are differentiated based on the type of customer and the related products and services provided. In addition to the three major business segments, the Finance Division is also reported as a segment. The Other category includes items not directly associated with these business segments or the Finance segment. The performance of the business segments is not comparable with the Corporation's consolidated results and is not necessarily comparable with similar information for any other financial institution. Additionally, because of the interrelationships of the various segments, the information presented is not indicative of how the segments would perform if they operated as independent entities. Market segment results are also provided for the Corporation's three primary geographic markets: Michigan, California and Texas. In addition to the three primary geographic markets, Other Markets is also reported as a market segment. Note 14 to the consolidated financial statements describes the business activities of each business segment and presents financial results of these business and market segments for the three- and six-month periods ended June 30, 2017 and 2016.
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
Funds transfer pricing (FTP) credit rates for deposits reflect the long-term value of deposits, based on their implied maturities, and FTP charge rates for funding assets reflect a matched cost of funds based on the pricing and duration characteristics of the assets. These rates reset in response to changes in market conditions. FTP crediting rates were generally higher in the six months ended June 30, 2017 than in the same period in the prior year, and, as a result, net interest income for deposit-providing business segments has been positively impacted during the current year. As overall market rates increased, FTP charges increased for asset-generating business segments in the six months ended June 30, 2017, compared to the same period in the prior year.
Business Segments
The following table presents net income (loss) by business segment.

	Six Months Ended June 30,
(dollar amounts in millions)	2017		2016
Business Bank	$357	83%	$243	85%
Retail Bank	27	6	9	3
Wealth Management	46	11	34	12
	430	100%	286	100%
Finance	(56)		(122)
Other (a)	31		—
Total	$405		$164
(a)    Includes a tax benefit of $29 million from employee stock transactions for the six months ended June 30, 2017 and items not directly associated with the three major business segments or the Finance Division.
The Business Bank's net income of $357 million for the six months ended June 30, 2017 increased $114 million compared to the six months ended June 30, 2016. Net interest income of $668 million for the six months ended June 30, 2017 decreased $38 million compared to the same period in the prior year, primarily reflecting an increase in net FTP charges, an $899 million decrease in average loans and one fewer day in 2017, partially offset by an increase in loan yields. The increase in net FTP charges primarily reflected an increase in the cost of funds, partially offset by the benefit from a $418 million increase in average deposits. The provision for credit losses decreased $175 million to $22 million for the six months ended June 30, 2017, compared to the same period in the prior year, primarily reflecting improved credit quality in Energy. Net credit-related charge-offs of $40 million decreased $59 million in the six months ended June 30, 2017, compared to the same period in the prior year, primarily reflecting a decrease in Energy. Noninterest income for the six months ended June 30, 2017 increased $17 million from the comparable period in the prior year, primarily reflecting increases of $7 million in card fees, $3 million each in customer derivative income and warrant income, and $2 million each in service charges on deposit accounts and investment banking. Noninterest expenses for the six months ended June 30, 2017 decreased $34 million compared to the same period in the prior year, primarily reflecting decreases of $18 million in corporate overhead and $7 million in salaries and benefits expense, largely attributed to GEAR Up savings, $13 million in restructuring charges and smaller decreases in several other categories of noninterest expenses, partially offset by an $8 million gain from the sale of leased assets in the second quarter of 2016 and a $5 million increase in outside processing expenses tied to revenue-generating activities.
Net income for the Retail Bank of $27 million for the six months ended June 30, 2017 increased $18 million compared to the six months ended June 30, 2016. Net interest income of $322 million for the six months ended June 30, 2017 increased $13 million from the comparable period in the prior year, primarily reflecting an increase in net FTP credits and higher loan yields, partially offset by one fewer day in 2017. The increase in net FTP credits primarily reflected the benefit from a $538 million increase in average deposits, partially offset by higher FTP funding charges. The provision for credit losses increased $13 million from the comparable period in the prior year, primarily reflecting an increase in Small Business. Net credit-related charge-offs of $14 million for the six months ended June 30, 2017, or 0.06 percent of average consolidated total loans, increased $11 million compared to the same period for the prior year, due to an increase in Small Business. Noninterest income of $96 million for the six months ended June 30, 2017 increased $4 million compared to the comparable period in the prior year, primarily due to increases of $2 million each in service charges on deposit accounts and card fees. Noninterest expenses of $359 million for the six months ended June 30, 2017 decreased $26 million from the comparable period in the prior year, primarily reflecting decreases of $16 million in salaries and benefits expense and $5 million in corporate overhead, largely attributed to GEAR Up savings, and $11 million in restructuring charges, partially offset by a $4 million increase in outside processing fees tied to revenue-generating activities.
Wealth Management's net income of $46 million for the six months ended June 30, 2017 increased $12 million compared to the six months ended June 30, 2016. Net interest income of $83 million for the six months ended June 30, 2017 decreased $2 million compared to the same period in the prior year, primarily reflecting an increase in net FTP funding charges, primarily due to an increase in short-term rates, as well as a $150 million decrease in average deposits, partially offset by an increase in loan yields and a $274 million increase in average loans. The provision for credit losses decreased $1 million to a benefit of $3 million for the six months ended June 30, 2017, compared to a benefit of $2 million for the six months ended June 30, 2016. Net credit-related recoveries were $3 million for the six months ended June 30, 2017, compared to net credit-related charge-offs of $3 million in the same period for the prior year. Noninterest income of $128 million for the six months ended June 30, 2017 increased $8 million compared to the comparable period in the prior year, primarily reflecting increases in fiduciary income of $5 million and brokerage service fees of $2 million. Noninterest expenses of $141 million for the six months ended June 30, 2017 decreased $13 million from the comparable period in the prior year, primarily reflecting decreases of $5 million in salaries and benefits expense and $3 million in corporate overhead, largely attributed to GEAR Up savings, and $4 million in restructuring charges.
The net loss in the Finance segment was $56 million for the six months ended June 30, 2017, compared to a net loss of $122 million for the six months ended June 30, 2016. Net interest expense of $120 million for the six months ended June 30, 2017 decreased $98 million, compared to the six months ended June 30, 2016, primarily reflecting a decrease in net FTP expense as a result of higher rates charged to the business segments under the Corporation's internal FTP methodology.
Market Segments
The following table presents net income (loss) by market segment.

	Six Months Ended June 30,
(dollar amounts in millions)	2017		2016
Michigan	$135	31%	$125	44%
California	120	28	121	43
Texas	80	19	(75)	(27)
Other Markets	95	22	115	40
	430	100%	286	100%
Finance & Other (a)	(25)		(122)
Total	$405		$164
(a)    Includes a tax benefit of $29 million from employee stock transactions for the six months ended June 30, 2017 and items not directly associated with the market segments.
The Michigan market's net income of $135 million for the six months ended June 30, 2017 increased $10 million, compared to $125 million for the six months ended June 30, 2016. Net interest income of $337 million for the six months ended June 30, 2017 decreased $1 million compared to the same period in the prior year, primarily reflecting an increase in net FTP charges and one fewer day in 2017, partially offset by higher loan yields and a $90 million increase in average loans. The increase in net FTP charges primarily reflected higher funding costs, partially offset by the benefit of a $329 million increase in average deposits. The provision for credit losses decreased $1 million to a benefit of $4 million for the six months ended June 30, 2017, compared to a benefit of $3 million for the comparable period in the prior year. Net credit-related charge-offs decreased $9 million to net recoveries of $4 million for the six months ended June 30, 2017, compared to net credit-related charge-offs of $5 million for the comparable period in the prior year, primarily reflecting a decrease in charge-offs in Corporate Banking and net recoveries in general Middle Market for the six months ended June 30, 2017, partially offset by net recoveries in Commercial Real Estate in the prior period. Noninterest income of $164 million for the six months ended June 30, 2017 increased $7 million from the comparable period in the prior year, primarily reflecting increases of $2 million each in customer derivative income and fiduciary income. Noninterest expenses of $295 million for the six months ended June 30, 2017 decreased $15 million from the comparable period in the prior year, primarily reflecting decreases of $8 million in salaries and benefits expense and $6 million in corporate overhead, largely attributed to GEAR Up savings, and $8 million in restructuring charges, partially offset by an $8 million gain from the sale of leased assets in the second quarter of 2016 and a $3 million increase in outside processing fees.
The California market's net income of $120 million for the six months ended June 30, 2017 decreased $1 million, compared to $121 million for the six months ended June 30, 2016. Net interest income of $349 million for the six months ended June 30, 2017 decreased $2 million from the comparable period in the prior year, primarily reflecting the same reasons as discussed in the Michigan market above. Average loans increased $285 million and average deposits increased $471 million. The provision for credit losses increased $33 million to $45 million for the six months ended June 30, 2017, compared to $12 million for the comparable period in the prior year, primarily reflecting increases in Technology and Life Sciences and general Middle Market. Net credit-related charge-offs of $18 million in the six months ended June 30, 2017 decreased $7 million compared to the six months ended June 30, 2016, primarily reflecting decreases in general Middle Market and Private Banking, partially offset by an increase in Technology and Life Sciences. Noninterest income of $86 million for the six months ended June 30, 2017 increased $10 million compared to the six months ended June 30, 2016, primarily reflecting increases of $2 million each in customer derivative income, card fees, service charges on deposit accounts and commercial lending fees. Noninterest expenses of $194 million for the six months ended June 30, 2017 decreased $30 million from the comparable period in the prior year, primarily reflecting decreases of $7 million in corporate overhead and $7 million in salaries and benefits expense, largely attributed to GEAR Up savings, $12 million in restructuring charges and the impact of a $3 million favorable litigation-related settlement in the first quarter 2017.

The Texas market's net income increased $155 million to $80 million for the six months ended June 30, 2017, compared to a net loss of $75 million for the six months ended June 30, 2016. Net interest income of $226 million for the six months ended June 30, 2017 decreased $12 million from the comparable period in the prior year, primarily reflecting an increase in net FTP charges, a decrease of $740 million in average loans and one fewer day in 2017, partially offset by higher loan yields. The increase in net FTP charges primarily reflected higher FTP funding charges, partially offset by the benefit from a higher FTP deposit crediting rate. Average deposits decreased $343 million. The provision for credit losses decreased $225 million to a benefit of $24 million for the six months ended June 30, 2017, compared to a provision of $201 million for the comparable period in the prior year, primarily reflecting improved credit quality and lower balances in Energy and energy-related loans. Net credit-related charge-offs of $27 million for the six months ended June 30, 2017 decreased $51 million compared to the six months ended June 30, 2016, primarily reflecting a decrease in Energy. Noninterest income of $65 million for the six months ended June 30, 2017 increased $3 million compared to the comparable period in the prior year, primarily reflecting increases of $2 million each in card fees and service charges on deposit accounts. Noninterest expenses of $188 million for the six months ended June 30, 2017 decreased $25 million compared to the six months ended June 30, 2016, primarily reflecting decreases of $11 million in corporate overhead and $7 million in salaries and benefits expense, largely attributed to GEAR Up savings, and $4 million in restructuring charges.
Net income in Other Markets of $95 million for the six months ended June 30, 2017 decreased $20 million compared to $115 million for the six months ended June 30, 2016. Net interest income of $161 million for the six months ended June 30, 2017 decreased $12 million from the comparable period in the prior year, primarily reflecting an increase in net FTP charges, a $253 million decrease in average loans and one fewer day in 2017, partially offset by an increase in loan yields. The increase in net FTP charges primarily reflected an increase in the cost of funds and a decrease in the deposit crediting rate, partially offset by the benefit from a $349 million increase in average deposits. The provision for credit losses was $19 million for the six months ended June 30, 2017, compared to an $11 million benefit for the comparable period in the prior year, primarily reflecting increases in Small Business and Environmental Services. Net credit-related charge-offs were $10 million for the six months ended June 30, 2017, compared to net recoveries of $3 million for the comparable period in the prior year, primarily reflecting an increase in Small Business. Noninterest income of $205 million for the six months ended June 30, 2017 increased $9 million from the comparable period in the prior year, primarily reflecting increases of $4 million in card fees and $3 million in fiduciary income. Noninterest expenses of $216 million for the six months ended June 30, 2017 decreased $3 million compared to the same period in the prior year, primarily reflecting decreases of $5 million in salaries and benefits expense and $2 million in corporate overhead, largely attributed to GEAR Up savings, and $4 million in restructuring charges, partially offset by a $7 million increase in outside processing expense tied to revenue-generating activities.
The net loss for the Finance & Other category of $25 million in the six months ended June 30, 2017 decreased $97 million compared to the six months ended June 30, 2016, primarily reflecting a decrease in net FTP expense as a result of higher rates charged to the market segments under the Corporation's internal FTP methodology and a $29 million tax benefit from employee stock transactions for the six months ended June 30, 2017.
The following table lists the Corporation's banking centers by geographic market segment.

	June 30,
	2017	2016
Michigan	195	213
Texas	122	131
California	97	102
Other Markets:
Arizona	17	19
Florida	7	7
Canada	1	1
Total	439	473

FINANCIAL CONDITION
Total assets were $71.4 billion at June 30, 2017 and $73.0 billion at December 31, 2016, primarily reflecting decreases of $1.7 billion in interest-bearing deposits with banks and $275 million in accrued income and other assets, partially offset by an increase of $320 million in total loans. On an average basis, total assets decreased $2.8 billion to $71.3 billion in the second quarter 2017, compared to $74.1 billion in the fourth quarter 2016, resulting primarily from a decrease of $2.2 billion in average interest-bearing deposits with banks. The decrease in average interest-bearing deposits with banks was primarily driven by a decrease in average deposits, as discussed further below.
The following tables provide information about the change in the Corporation's average loan portfolio in the second quarter 2017, compared to the fourth quarter 2016.

	Three Months Ended			Percent Change
(dollar amounts in millions)	June 30, 2017	December 31, 2016	Change
Average Loans:
Commercial loans by business line:
General Middle Market	$9,424	$9,635	$(211)	(2)%
National Dealer Services	5,292	4,908	384	8
Energy	2,009	2,413	(404)	(17)
Technology and Life Sciences	3,057	3,019	38	1
Environmental Services	855	784	71	9
Entertainment	650	706	(56)	(8)
Total Middle Market	21,287	21,465	(178)	(1)
Corporate Banking	3,456	2,827	629	22
Mortgage Banker Finance	1,780	2,352	(572)	(24)
Commercial Real Estate	743	812	(69)	(8)
Total Business Bank commercial loans	27,266	27,456	(190)	(1)
Total Retail Bank commercial loans	1,885	1,891	(6)	—
Total Wealth Management commercial loans	1,480	1,445	35	2
Total commercial loans	30,631	30,792	(161)	(1)
Real estate construction loans	2,910	2,837	73	3
Commercial mortgage loans	9,012	8,918	94	1
Lease financing	526	619	(93)	(15)
International loans	1,139	1,303	(164)	(13)
Residential mortgage loans	1,976	1,923	53	3
Consumer loans	2,529	2,523	6	—
Total loans	$48,723	$48,915	$(192)	—%
Average Loans By Geographic Market:
Michigan	$12,712	$12,538	$174	1%
California	18,194	17,666	528	3
Texas	10,015	10,381	(366)	(4)
Other Markets	7,802	8,330	(528)	(6)
Total loans	$48,723	$48,915	$(192)	—%
In general, Middle Market serves customers with annual revenue between $20 million and $500 million, while Corporate serves customers with revenue over $500 million. Changes in average total loans by geographic market are provided in the table above.
Total liabilities decreased $1.7 billion to $63.5 billion at June 30, 2017, compared to $65.2 billion at December 31, 2016, primarily reflecting a decrease of $2.2 billion in total deposits, partially offset by an increase of $516 million in short-term borrowings. The increase in short-term borrowings primarily reflected 3-month FHLB advances borrowed in the second quarter 2017 for liquidity management purposes. The decrease in total deposits primarily reflected decreases of $1.6 billion in money market and interest-bearing checking deposits, $368 million in customer certificates of deposits and $330 million in noninterest-bearing deposits. On an average basis, total liabilities decreased $3.0 billion in the second quarter 2017, compared to the fourth quarter 2016, primarily due to decreases of $2.5 billion in total deposits and $417 million in medium- and long-term debt. The decrease in average total deposits primarily reflected seasonality and customers funding increased working capital needs, with the largest decreases in general Middle Market ($1.6 billion), Energy ($386 million) and Technology and Life Sciences ($342 million). The decrease in debt was primarily due to the maturity of $650 million of subordinated notes during the fourth quarter 2016.

Capital
Total shareholders' equity increased $189 million to $8.0 billion at June 30, 2017, compared to December 31, 2016. The following table presents a summary of changes in total shareholders' equity in the six months ended June 30, 2017.

(in millions)
Balance at January 1, 2017		$7,796
Cumulative effect of change in accounting principle		1
Net income		405
Cash dividends declared on common stock		(88)
Purchase of common stock		(257)
Other comprehensive income:
Investment securities	$14
Defined benefit and other postretirement plans	8
Total other comprehensive income		22
Issuance of common stock under employee stock plans		82
Share-based compensation		24
Balance at June 30, 2017		$7,985
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
The Federal Reserve completed its 2017 CCAR review in June 2017 and did not object to the Corporation's 2017 capital plan and capital distributions contemplated in the plan for the period ending June 30, 2018. The plan includes equity repurchases of up to $605 million for the four quarters commencing in the third quarter 2017 and ending in the second quarter 2018. The timing and ultimate amount of future equity repurchases will be subject to various factors, including the Corporation's financial performance and market conditions.
On April 25, 2017 the Board of Directors of the Corporation (the Board) approved a 3-cent increase in the quarterly dividend to $0.26 per share, and on July 25, 2017, the Board further increased the quarterly dividend to $0.30 per share, effective for the dividend payable October 1, 2017. Also on July 25, 2017, the Board authorized the repurchase of up to an additional 5.0 million shares of Comerica Incorporated outstanding common stock, in addition to the 8.3 million shares remaining at June 30, 2017 under the Board's prior authorizations for the equity repurchase program initially approved in November 2010. Including the July 25, 2017 authorization, a total of 55.2 million shares and 14.1 million warrants (12.1 million share-equivalents) have been authorized for repurchase under the equity repurchase program since its inception in 2010. There is no expiration date for the Corporation's equity repurchase program. In the second quarter 2017, the Corporation's repurchases under the equity repurchase program totaled $139 million.

The following table summarizes the Corporation's repurchase activity during the six months ended June 30, 2017.

(shares in thousands)	Total Number of Shares and Warrants Purchased as Part of Publicly Announced Repurchase Plans or Programs (a)	Remaining Repurchase Authorization (b)	Total Number of Shares and Warrants Purchased (c)	Average Price Paid Per Share
Total first quarter 2017	1,498	11,756	1,694	$69.75
April 2017	816	10,940	819	68.07
May 2017	1,161	9,779	1,162	69.83
June 2017	34	9,634	34	68.63
Total second quarter 2017	2,011	9,634	2,015	69.09
Total 2017 year-to-date	3,509	9,634	3,709	$69.39

(a)
The Corporation made no repurchases of warrants under the repurchase program during the six months ended June 30, 2017. Upon exercise of a warrant, the number of shares with a value equal to the aggregate exercise price is withheld from an exercising warrant holder as payment (known as a "net exercise provision"). During the six months ended June 30, 2017, Comerica withheld the equivalent of approximately 1,035,000 shares to cover an aggregate $30.5 million in exercise price and issued approximately 1,516,000 shares to the exercising warrant holders. Shares withheld in connection with the net exercise provision are not included in the total number of shares or warrants purchased in the above table.

(b)	Maximum number of shares and warrants that may yet be purchased under the publicly announced plans or programs.

(c)
Includes approximately 200,000 shares purchased pursuant to deferred compensation plans and shares purchased from employees to pay for taxes related to restricted stock vesting under the terms of an employee share-based compensation plan during the six months ended June 30, 2017. These transactions are not considered part of the Corporation's repurchase program.

The following table presents the minimum ratios required to be considered "adequately capitalized" as of June 30, 2017 and December 31, 2016.

	June 30, 2017	December 31, 2016
Common equity tier 1 capital to risk-weighted assets (a)	4.50%	4.50%
Tier 1 capital to risk-weighted assets (a)	6.00	6.00
Total capital to risk-weighted assets (a)	8.00	8.00
Capital conservation buffer (a)	1.250	0.625
Tier 1 capital to adjusted average assets (leverage ratio)	4.00	4.00

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

The Corporation's capital ratios exceeded minimum regulatory requirements as follows:

	June 30, 2017		December 31, 2016
(dollar amounts in millions)	Capital/Assets	Ratio	Capital/Assets	Ratio
Common equity tier 1 and tier 1 risk based (a)	$7,705	11.51%	$7,540	11.09%
Total risk-based (a)	9,143	13.66	9,018	13.27
Leverage (a)	7,705	10.80	7,540	10.18
Common equity	7,985	11.18	7,796	10.68
Tangible common equity (b)	7,341	10.37	7,151	9.89
Risk-weighted assets (a)	66,916		67,966

(a)	June 30, 2017 capital, risk-weighted assets and ratios are estimated.

(b)	See Supplemental Financial Data section for reconcilements of non-GAAP financial measures.
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
Both consumer and business confidence measures for the U.S. were stable and economic indicators are generally positive, providing some stability to financial markets. The Federal Reserve responded to improving U.S. economic data, including a tightening labor market, by raising the federal funds rate by an additional 25 basis points in June 2017. Economic and financial market uncertainty is increasing as the Trump Administration works to implement its policies. Looking ahead, the Corporation expects the U.S economy to continue to expand at a moderate pace throughout 2017 but remains conservative with regard to the reserve process in light of the uncertainties that exist.
The allowance for loan losses was $705 million at June 30, 2017, compared to $730 million at December 31, 2016, a decrease of $25 million, or 3 percent. The decrease in the allowance for loan losses resulted primarily from a decrease in reserves for Energy and energy-related loans. The decrease in reserves for Energy and energy-related loans reflected a decline in criticized loans as, overall, these borrowers lowered operating costs, decreased leverage and maintained hedging strategies.
The allowance for credit losses on lending-related commitments includes specific allowances, based on individual evaluations of certain letters of credit in a manner consistent with business loans, and allowances based on the pool of the remaining letters of credit and all unused commitments to extend credit within each internal risk rating. The allowance for credit losses on lending-related commitments was $48 million and $41 million at June 30, 2017 and December 31, 2016, respectively. The $7 million increase in the allowance for credit losses on lending-related commitments primarily reflected the impact of market conditions and an increase in cited letters of credit.
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

The following table presents a summary of nonperforming assets and past due loans.

(dollar amounts in millions)	June 30, 2017	December 31, 2016
Nonaccrual loans:
Business loans:
Commercial	$379	$445
Commercial mortgage	41	46
Lease financing	8	6
International	6	14
Total nonaccrual business loans	434	511
Retail loans:
Residential mortgage	36	39
Consumer:
Home equity	23	28
Other consumer	—	4
Total consumer	23	32
Total nonaccrual retail loans	59	71
Total nonaccrual loans	493	582
Reduced-rate loans	8	8
Total nonperforming loans	501	590
Foreclosed property	18	17
Total nonperforming assets	$519	$607
Nonperforming loans as a percentage of total loans	1.01%	1.20%
Nonperforming assets as a percentage of total loans and foreclosed property	1.05	1.24
Allowance for loan losses as a percentage of total nonperforming loans	141	124
Loans past due 90 days or more and still accruing	$30	$19
Loans past due 90 days or more and still accruing as a percentage of total loans	0.06%	0.04%
Nonperforming assets decreased $88 million to $519 million at June 30, 2017, from $607 million at December 31, 2016. The decrease in nonperforming assets primarily reflected a decrease of $112 million in nonaccrual Energy and energy-related loans.
The following table presents a summary of TDRs at June 30, 2017 and December 31, 2016.

(in millions)	June 30, 2017	December 31, 2016
Nonperforming TDRs:
Nonaccrual TDRs	$265	$225
Reduced-rate TDRs	8	8
Total nonperforming TDRs	273	233
Performing TDRs (a)	101	94
Total TDRs	$374	$327

(a)	TDRs that do not include a reduction in the original contractual interest rate which are performing in accordance with their modified terms.
At June 30, 2017, nonaccrual TDRs and performing TDRs included $181 million and $69 million of Energy and energy-related loans, respectively, compared to $141 million and $60 million, respectively, at December 31, 2016.

The following table presents a summary of changes in nonaccrual loans.

	Three Months Ended
(in millions)	June 30, 2017	March 31, 2017	December 31, 2016
Balance at beginning of period	$521	$582	$631
Loans transferred to nonaccrual (a)	54	104	60
Nonaccrual business loan gross charge-offs (b)	(37)	(42)	(46)
Nonaccrual business loans sold	—	(8)	(10)
Payments/other (c)	(45)	(115)	(53)
Balance at end of period	$493	$521	$582
(a) Based on an analysis of nonaccrual loans with book balances greater than $2 million.
(b) Analysis of gross loan charge-offs:
Nonaccrual business loans	$37	$42	$46
Retail loans	2	2	2
Total gross loan charge-offs	$39	$44	$48
(c) Includes net changes related to nonaccrual loans with balances less than $2 million, payments on nonaccrual loans with book balances greater than $2 million and transfers of nonaccrual loans to foreclosed property. Excludes business loan gross charge-offs and business nonaccrual loans sold.

There were twelve borrowers with balances greater than $2 million, totaling $54 million, transferred to nonaccrual status in the second quarter 2017, a decrease of $50 million when compared to $104 million in the first quarter 2017. Of the transfers to nonaccrual greater than $2 million in the second quarter 2017, $3 million were Energy and energy-related, compared to $63 million in the first quarter 2017.
The following table presents the composition of nonaccrual loans by balance and the related number of borrowers at June 30, 2017 and December 31, 2016.

	June 30, 2017		December 31, 2016
(dollar amounts in millions)	Number of Borrowers	Balance	Number of Borrowers	Balance
Under $2 million	1,013	$90	1,152	$95
$2 million - $5 million	19	61	18	57
$5 million - $10 million	16	120	9	60
$10 million - $25 million	11	188	14	234
Greater than $25 million	1	34	4	136
Total	1,060	$493	1,197	$582

The following table presents a summary of nonaccrual loans at June 30, 2017 and loans transferred to nonaccrual and net loan charge-offs for the three months ended June 30, 2017, based primarily on North American Industry Classification System (NAICS) categories.

	June 30, 2017		Three Months Ended June 30, 2017
(dollar amounts in millions)	Nonaccrual Loans		Loans Transferred to Nonaccrual (a)		Net Loan Charge-Offs
Industry Category
Mining, Quarrying and Oil & Gas Extraction (b)	$236	48%	$3	6%	$13	71%
Manufacturing (b)	57	12	3	6	7	38
Residential Mortgage	36	7	—	—	—	—
Services (b)	27	6	6	11	4	21
Real Estate & Home Builders	23	5	2	4	(2)	(11)
Contractors	22	4	21	39	—	—
Health Care & Social Assistance	20	4	—	—	—	—
Wholesale Trade	14	3	6	11	5	26
Entertainment	12	2	—	—	—	—
Transportation & Warehousing	6	1	7	12	(10)	(53)
Information & Communication	6	1	6	11	—	—
Other (c)	34	7	—	—	1	8
Total	$493	100%	$54	100%	$18	100%

(a)	Based on an analysis of nonaccrual loans with book balances greater than $2 million.

(b)
Included nonaccrual Energy and energy-related loans of approximately $236 million in Mining, Quarrying and Oil & Gas Extraction, $13 million in Manufacturing, and $12 million in Services at June 30, 2017.

(c)	Consumer, excluding residential mortgage and certain personal purpose nonaccrual loans and net charge-offs, are included in the “Other” category.
Loans past due 90 days or more and still accruing interest generally represent loans that are well collateralized and in a continuing process of collection. Loans past due 90 days or more and still accruing interest were $30 million at June 30, 2017 compared to $19 million at December 31, 2016. Loans past due 30-89 days decreased $23 million to $106 million at June 30, 2017, compared to $129 million at December 31, 2016. An aging analysis of loans included in note 4 to the consolidated financial statements provides further information about the balances comprising past due loans.
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

(dollar amounts in millions)	June 30, 2017	March 31, 2017	December 31, 2016
Total criticized loans	$2,492	$2,636	$2,856
As a percentage of total loans	5.0%	5.5%	5.8%
The $364 million decrease in criticized loans in the six months ended June 30, 2017 included a decrease of $426 million of Energy and energy-related loans. The decrease in criticized Energy and energy-related loans was partially offset by increases in other business lines, primarily an increase of $52 million in Commercial Real Estate. For further information about criticized Energy and energy-related loans, refer to the "Energy Lending" subheading later in this section.
The following table presents a summary of changes in foreclosed property.

	Three Months Ended
(in millions)	June 30, 2017	March 31, 2017	December 31, 2016
Balance at beginning of period	$16	$17	$21
Acquired in foreclosure	3	1	—
Foreclosed property sold (a)	(1)	(2)	(4)
Balance at end of period	$18	$16	$17
(a) Net gain on foreclosed property sold	$—	$1	$1

Commercial Real Estate Lending
The following table summarizes the Corporation's commercial real estate loan portfolio by loan category.

(in millions)	June 30, 2017	December 31, 2016
Real estate construction loans:
Commercial Real Estate business line (a)	$2,560	$2,485
Other business lines (b)	297	384
Total real estate construction loans	$2,857	$2,869
Commercial mortgage loans:
Commercial Real Estate business line (a)	$1,826	$2,018
Other business lines (b)	7,148	6,913
Total commercial mortgage loans	$8,974	$8,931

(a)	Primarily loans to real estate developers.

(b)	Primarily loans secured by owner-occupied real estate.
The Corporation limits risk inherent in its commercial real estate lending activities by monitoring borrowers directly involved in the commercial real estate markets and adhering to conservative policies on loan-to-value ratios for such loans. Commercial real estate loans, consisting of real estate construction and commercial mortgage loans, totaled $11.8 billion at June 30, 2017, of which $4.4 billion, or 37 percent, were to borrowers in the Commercial Real Estate business line, which includes loans to real estate developers, a decrease of $117 million compared to December 31, 2016. The remaining $7.4 billion, or 63 percent, of commercial real estate loans in other business lines consisted primarily of owner-occupied commercial mortgages, which bear credit characteristics similar to non-commercial real estate business loans. In the Texas market, commercial real estate loans totaled $3.1 billion at June 30, 2017, of which $1.7 billion were to borrowers in the Commercial Real Estate business line. Substantially all of the remaining $1.4 billion were owner-occupied commercial mortgages. Loans in the Commercial Real Estate business line secured by properties located in Texas totaled $1.4 billion at June 30, 2017, primarily including $885 million for multifamily projects. No loans in the Commercial Real Estate business line that were secured by properties located in Texas were on nonaccrual status at June 30, 2017.
The real estate construction loan portfolio primarily contains loans made to long-tenured customers with satisfactory completion experience. Credit quality in the real estate construction loan portfolio was strong, with criticized loans of $15 million and $3 million at June 30, 2017 and December 31, 2016, respectively, and no real estate construction loan charge-offs in either of the six-month periods ended June 30, 2017 and 2016.
Loans in the commercial mortgage portfolio generally mature within three to five years. Of the $1.8 billion of commercial mortgage loans in the Commercial Real Estate business line, $9 million were on nonaccrual status at June 30, 2017, compared to $2.0 billion with $9 million on nonaccrual status at December 31, 2016. Commercial mortgage loan net recoveries in the Commercial Real Estate business line were $2 million and $11 million for the six months ended June 30, 2017 and 2016, respectively. In other business lines, $32 million and $37 million of commercial mortgage loans were on nonaccrual status at June 30, 2017 and December 31, 2016, respectively. Commercial mortgage loan net recoveries in other business lines were $1 million and $3 million for the six-month periods ended June 30, 2017 and 2016, respectively.
Residential Real Estate Lending
The following table summarizes the Corporation's residential mortgage and home equity loan portfolios by geographic market.

	June 30, 2017				December 31, 2016
(dollar amounts in millions)	Residential Mortgage Loans	% of Total	Home Equity Loans	% of Total	Residential Mortgage Loans	% of Total	Home Equity Loans	% of Total
Geographic market:
Michigan	$372	19%	$717	40%	$386	20%	$748	42%
California	994	51	713	40	948	49	687	38
Texas	325	16	310	17	337	17	305	17
Other Markets	285	14	56	3	271	14	60	3
Total	$1,976	100%	$1,796	100%	$1,942	100%	$1,800	100%
Residential real estate loans, which consist of residential mortgages and home equity loans and lines of credit, totaled $3.8 billion at June 30, 2017. Residential mortgages totaled $2.0 billion at June 30, 2017, and were primarily larger, variable-rate mortgages originated and retained for certain private banking relationship customers. Of the $2.0 billion of residential mortgage loans outstanding, $36 million were on nonaccrual status at June 30, 2017. The home equity portfolio totaled $1.8 billion at June 30, 2017, of which $1.6 billion was outstanding under primarily variable-rate, interest-only home equity lines of credit, $123 million were on amortizing status and $34 million were closed-end home equity loans. Of the $1.8 billion of home equity loans outstanding, $23 million were on nonaccrual status at June 30, 2017. A majority of the home equity portfolio was secured by junior liens at June 30, 2017. The residential real estate portfolio is principally located within the Corporation's primary geographic markets. Substantially all residential real estate loans past due 90 days or more are placed on nonaccrual status, and substantially all junior lien home equity loans that are current or less than 90 days past due are placed on nonaccrual status if full collection of the senior position is in doubt. At no later than 180 days past due, such loans are charged off to current appraised values less costs to sell.
Energy Lending
The Corporation has a portfolio of Energy and energy-related loans that are included primarily in "commercial loans" in the consolidated balance sheets. The Corporation has over 30 years of experience in energy lending, with a focus on middle market companies in the oil and gas business. Customers in the Corporation's Energy business line (approximately 180 relationships) are engaged in three segments of the oil and gas business: exploration and production (E&P) (70 percent), midstream (17 percent) and energy services (13 percent). E&P generally includes such activities as searching for potential oil and gas fields, drilling exploratory wells and operating active wells. Commitments to E&P borrowers are typically subject to semi-annual borrowing base re-determinations based on a variety of factors including updated pricing (reflecting market and competitive conditions), energy reserve levels and the impact of hedging. The midstream sector is generally involved in the transportation, storage and marketing of crude and/or refined oil and gas products. The Corporation's energy services customers provide products and services primarily to the E&P segment. About 94 percent of the loans in the Energy business line are Shared National Credit (SNC) loans, which are facilities greater than $20 million shared by three or more federally supervised institutions, reflecting the Corporation's focus on larger middle market companies that have financing needs that generally exceed internal individual borrower credit risk limits. The Corporation seeks to develop full relationships with SNC borrowers.
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
The following table summarizes information about the Corporation's portfolio of Energy and energy-related loans.

	June 30, 2017				December 31, 2016
(dollar amounts in millions)	Outstandings		Nonaccrual	Criticized (a)	Outstandings		Nonaccrual	Criticized (a)
Exploration and production (E&P)	$1,443	70%	204	$569	$1,587	70%	$294	$910
Midstream	346	17	—	32	374	17	7	45
Services	258	13	20	168	289	13	27	200
Total Energy business line	2,047	100%	224	769	2,250	100%	328	1,155
Energy-related	367		37	131	397		45	171
Total Energy and energy-related	$2,414		$261	$900	$2,647		$373	$1,326
As a percentage of total Energy and energy-related loans			11%	37%			14%	50%

(a)	Includes nonaccrual loans.
Loans in the Energy business line totaled $2.0 billion, or approximately 4 percent of total loans, at June 30, 2017 and $2.3 billion, or approximately 5 percent of total loans, at December 31, 2016, a decrease of $203 million, or 9 percent. Total exposure, including unused commitments to extend credit and letters of credit, was $4.4 billion and $4.7 billion at June 30, 2017 and December 31, 2016, respectively. The decrease in total exposure in the Energy business line primarily reflected energy customers taking actions to adjust their cash flow and reduce their bank debt, including selling assets to pay down debt and raising capital in the equity markets, as well as improved operations. Energy-related outstandings were approximately $367 million at June 30, 2017 (approximately 70 relationships), a decrease of $30 million, or 8 percent, compared to December 31, 2016.
The Corporation's allowance methodology carefully considers the various risk elements within the loan portfolio. At June 30, 2017, the reserve allocation for loans in the Energy business line decreased to approximately 6 percent of total Energy business line loans. Including energy-related, the reserve allocation for Energy and energy-related loans at June 30, 2017 decreased to approximately 7 percent of total Energy and energy-related loans. The Corporation continued to incorporate a qualitative reserve component for Energy and energy-related loans at June 30, 2017. Energy and energy-related net credit-related charge-offs totaled $16 million and $37 million for the three- and six-month periods ended June 30, 2017 compared to net credit-related charge-offs of $34 million and $78 million for the same periods in 2016.

Automotive Lending
Substantially all dealer loans are in the National Dealer Services business line. Loans in the National Dealer Services business line include floor plan financing and other loans to automotive dealerships. Floor plan loans, included in “commercial loans” in the consolidated balance sheets, totaled $4.3 billion at June 30, 2017, a decrease of $77 million compared to $4.3 billion at December 31, 2016. At June 30, 2017 and December 31, 2016, other loans to automotive dealers in the National Dealer Services business line totaled $2.9 billion and $2.6 billion, respectively, including $1.7 billion and $1.6 billion of owner-occupied commercial real estate mortgage loans at June 30, 2017 and December 31, 2016, respectively. Automotive lending also includes loans to borrowers involved with automotive production, primarily Tier 1 and Tier 2 suppliers. Loans to borrowers involved with automotive production totaled approximately $1.3 billion at both June 30, 2017 and December 31, 2016.
For further discussion of credit risk, see the "Credit Risk" section of pages F-23 through F-32 in the Corporation's 2016 Annual Report.
Market and Liquidity Risk
Market risk represents the risk of loss due to adverse movements in market rates or prices, including interest rates, foreign exchange rates, commodity prices and equity prices. Liquidity risk represents the failure to meet financial obligations coming due, resulting from an inability to liquidate assets or obtain adequate funding, and the inability to easily unwind or offset specific exposures without significant changes in pricing, due to inadequate market depth or market disruptions.
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
Interest Rate Risk
Net interest income is the primary source of revenue for the Corporation. Interest rate risk arises in the normal course of business due to differences in the repricing and cash flow characteristics of assets and liabilities, primarily through the Corporation's core business activities of extending loans and acquiring deposits. The Corporation's balance sheet is predominantly characterized by floating-rate loans funded by core deposits. Approximately 90 percent of the Corporation's loans were floating at June 30, 2017, of which approximately 80 percent were based on LIBOR and 20 percent were based on Prime. This creates sensitivity to interest rate movements due to the imbalance between the floating-rate loan portfolio and the more slowly repricing deposit products. In addition, the growth and/or contraction in the Corporation's loans and deposits may lead to changes in sensitivity to interest rate movements in the absence of mitigating actions. Examples of such actions are purchasing investment securities, primarily fixed-rate, which provide liquidity to the balance sheet and act to mitigate the inherent interest sensitivity, and hedging the sensitivity with interest rate swaps. The Corporation actively manages its exposure to interest rate risk, with the principal objective of optimizing net interest income and the economic value of equity while operating within acceptable limits established for interest rate risk and maintaining adequate levels of funding and liquidity.
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
Sensitivity of Net Interest Income to Changes in Interest Rates
The analysis of the impact of changes in interest rates on net interest income under various interest rate scenarios is management's principal risk management technique. Management models a base case net interest income under an unchanged interest rate environment. Existing derivative instruments entered into for risk management purposes are included in the analysis, but no additional hedging is currently forecasted. These derivative instruments currently comprise interest rate swaps that convert fixed-rate long-term debt to variable rates. This base case net interest income is then compared against interest rate scenarios in which rates rise or decline in a linear, non-parallel fashion from the base case over 12 months. In the scenarios presented, short-term interest rates increase 200 basis points, resulting in an average increase in short-term interest rates of 100 basis points over the period (+200 scenario). Due to the current low level of interest rates, the analysis reflects declining interest rate scenarios of -125 basis points and -75 basis points at June 30, 2017 and December 31, 2016, respectively.
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
The table below, as of June 30, 2017 and December 31, 2016, displays the estimated impact on net interest income during the next 12 months by relating the base case scenario results to those from the rising and declining rate scenarios described above.

	Estimated Annual Change
	June 30, 2017		December 31, 2016
(in millions)	Amount	%	Amount	%
Change in Interest Rates:
Rising 200 basis points	$207	10%	$212	11%
Declining to zero percent	(226)	(11)	(138)	(7)
Sensitivity to rising rates changed modestly from December 31, 2016 to June 30, 2017, primarily due to minor balance sheet changes. The risk to declining interest rates is limited by an assumed floor on interest rates of zero percent, but reflects the recent rise in short-term interest rates, allowing for a decline of 125 basis points at June 30, 2017, relative to a 75 basis point decline at December 31, 2016.
Sensitivity of Economic Value of Equity to Changes in Interest Rates
In addition to the simulation analysis on net interest income, an economic value of equity analysis provides an alternative view of the interest rate risk position. The economic value of equity is the difference between the estimate of the economic value of the Corporation's financial assets, liabilities and off-balance sheet instruments, derived through discounting cash flows based on actual rates at the end of the period and the estimated economic value after applying the estimated impact of rate movements. The economic value of equity analysis is based on an immediate parallel 200 basis point increase. The declining interest rate scenarios are based on decreases of 125 basis points and 75 basis points in interest rates at June 30, 2017 and December 31, 2016, respectively.
The table below, as of June 30, 2017 and December 31, 2016, displays the estimated impact on the economic value of equity from the interest rate scenario described above.

	June 30, 2017		December 31, 2016
(in millions)	Amount	%	Amount	%
Change in Interest Rates:
Rising 200 basis points	$970	7%	$1,133	10%
Declining to zero percent	(2,070)	(16)	(891)	(7)
The change in the sensitivity of the economic value of equity to a 200 basis point parallel increase in rates between December 31, 2016 and June 30, 2017 was primarily driven by changes in funding mix between deposits and floating-rate borrowed funds. The change in the sensitivity of the economic value of equity to a parallel decrease in rates to zero during the same period was primarily driven by the increase in short-term rates between the periods, allowing for an additional 50 basis point decrease in rates in the June 30, 2017 scenario.
Wholesale Funding
The Corporation may access the purchased funds market when necessary, which includes a variety of funding sources. Capacity for incremental purchased funds at June 30, 2017 included FHLB advances, the ability to purchase federal funds, sell securities under agreements to repurchase, as well as issue deposits through brokers. Purchased funds increased to $564 million at June 30, 2017, compared to $44 million at December 31, 2016 to manage liquidity partly in anticipation of the scheduled maturity of subordinated notes in August 2017. At June 30, 2017, the Bank had pledged loans totaling $21.5 billion which provided for up to $17.4 billion of available collateralized borrowing with the FRB.
The Bank is a member of the FHLB of Dallas, Texas, which provides short- and long-term funding to its members through advances collateralized by real estate-related assets. Actual borrowing capacity is contingent on the amount of collateral available to be pledged to the FHLB. At June 30, 2017, $15.6 billion of real estate-related loans were pledged to the FHLB as blanket collateral for current and potential future borrowings and the Corporation had $2.8 billion of outstanding borrowings maturing in 2026, $524 million of short-term advances and capacity for potential future borrowings of approximately $3.5 billion.
Additionally, as of June 30, 2017 the Bank had the ability to issue up to $14 billion of debt under an existing $15 billion note program which allows the issuance of debt with maturities between three months and 30 years. The Corporation also maintains a shelf registration statement with the Securities and Exchange Commission from which it may issue debt and/or equity securities.
The ability of the Corporation and the Bank to raise funds at competitive rates is impacted by rating agencies' views of the credit quality, liquidity, capital and earnings of the Corporation and the Bank. As of June 30, 2017, the four major rating agencies had assigned the following ratings to long-term senior unsecured obligations of the Corporation and the Bank. A security rating is not a recommendation to buy, sell, or hold securities and may be subject to revision or withdrawal at any time by the assigning rating agency. Each rating should be evaluated independently of any other rating.

	Comerica Incorporated		Comerica Bank
June 30, 2017	Rating	Outlook	Rating	Outlook
Standard and Poor’s	BBB+	Stable	A-	Stable
Moody’s Investors Service	A3	Stable	A3	Stable
Fitch Ratings	A	Negative	A	Negative
DBRS	A	Stable	A (High)	Stable
The Corporation satisfies liquidity requirements with either liquid assets or various funding sources. Liquid assets totaled $17.0 billion at June 30, 2017, compared to $18.2 billion at December 31, 2016. Liquid assets include cash and due from banks, federal funds sold, interest-bearing deposits with banks, other short-term investments and unencumbered investment securities.
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
The Corporation performs monthly liquidity stress testing to evaluate its ability to meet funding needs in hypothetical stressed environments. Such environments cover a series of broad events, distinguished in terms of duration and severity. The evaluation as of June 30, 2017 projected sufficient sources of liquidity were available under each series of events.

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
SUPPLEMENTAL FINANCIAL DATA
The following table provides a reconciliation of non-GAAP financial measures used in this financial review with financial measures defined by GAAP.

(dollar amounts in millions)	June 30, 2017	December 31, 2016
Tangible Common Equity Ratio:
Common shareholders' equity	$7,985	$7,796
Less:
Goodwill	635	635
Other intangible assets	9	10
Tangible common equity	$7,341	$7,151
Total assets	$71,447	$72,978
Less:
Goodwill	635	635
Other intangible assets	9	10
Tangible assets	$70,803	$72,333
Common equity ratio	11.18%	10.68%
Tangible common equity ratio	10.37	9.89
Tangible Common Equity per Share of Common Stock:
Common shareholders' equity	$7,985	$7,796
Tangible common equity	7,341	7,151
Shares of common stock outstanding (in millions)	176	175
Common shareholders' equity per share of common stock	$45.39	$44.47
Tangible common equity per share of common stock	41.73	40.79
The tangible common equity ratio removes the effect of intangible assets from capital and the effect of intangible assets from total assets. Tangible common equity per share of common stock removes the effect of intangible assets from common shareholders' equity per share of common stock. The Corporation believes these are meaningful measures because they reflect the adjustments commonly made by management, investors, regulators, and analysts to evaluate the adequacy of common equity. Tangible common equity is used by the Corporation to measure the quality of capital and the return relative to balance sheet risks.

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

101
Financial statements from Quarterly Report on Form 10-Q of the Registrant for the quarter ended June 30, 2017, formatted in Extensible Business Reporting Language: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Statements of Changes in Shareholders' Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMERICA INCORPORATED
(Registrant)

/s/ Muneera S. Carr
Muneera S. Carr
Executive Vice President and
Chief Accounting Officer and
Duly Authorized Officer
Date: July 31, 2017

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

101
Financial statements from Quarterly Report on Form 10-Q of the Registrant for the quarter ended June 30, 2017, formatted in Extensible Business Reporting Language: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Statements of Changes in Shareholders' Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements.