Form 10-Q
period 2017-09-30
COMERICA INC /NEW/
filed 2017-10-30
CIK 28412

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________
FORM 10-Q
______________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
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
$5 par value common stock:
Outstanding as of October 24, 2017: 173,915,038 shares

COMERICA INCORPORATED AND SUBSIDIARIES

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements

CONSOLIDATED BALANCE SHEETS
Comerica Incorporated and Subsidiaries

(in millions, except share data)	September 30, 2017	December 31, 2016
	(unaudited)
ASSETS
Cash and due from banks	$1,351	$1,249

Interest-bearing deposits with banks	4,853	5,969
Other short-term investments	92	92

Investment securities available-for-sale	10,998	10,787
Investment securities held-to-maturity	1,344	1,582

Commercial loans	31,062	30,994
Real estate construction loans	3,018	2,869
Commercial mortgage loans	8,985	8,931
Lease financing	475	572
International loans	1,159	1,258
Residential mortgage loans	1,999	1,942
Consumer loans	2,511	2,522
Total loans	49,209	49,088
Less allowance for loan losses	(712)	(730)
Net loans	48,497	48,358
Premises and equipment	467	501
Accrued income and other assets	4,415	4,440
Total assets	$72,017	$72,978

LIABILITIES AND SHAREHOLDERS’ EQUITY
Noninterest-bearing deposits	$32,391	$31,540

Money market and interest-bearing checking deposits	20,869	22,556
Savings deposits	2,147	2,064
Customer certificates of deposit	2,342	2,806
Foreign office time deposits	70	19
Total interest-bearing deposits	25,428	27,445
Total deposits	57,819	58,985
Short-term borrowings	509	25
Accrued expenses and other liabilities	1,018	1,012
Medium- and long-term debt	4,637	5,160
Total liabilities	63,983	65,182

Common stock - $5 par value:
Authorized - 325,000,000 shares
Issued - 228,164,824 shares	1,141	1,141
Capital surplus	2,112	2,135
Accumulated other comprehensive loss	(359)	(383)
Retained earnings	7,746	7,331
Less cost of common stock in treasury - 53,835,135 shares at 9/30/17 and 52,851,156 shares at 12/31/16	(2,606)	(2,428)
Total shareholders’ equity	8,034	7,796
Total liabilities and shareholders’ equity	$72,017	$72,978
See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)
Comerica Incorporated and Subsidiaries

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except per share data)	2017	2016	2017	2016
INTEREST INCOME
Interest and fees on loans	$500	$411	$1,374	$1,223
Interest on investment securities	62	61	186	185
Interest on short-term investments	17	8	44	17
Total interest income	579	480	1,604	1,425
INTEREST EXPENSE
Interest on deposits	11	10	29	30
Interest on short-term borrowings	3	—	3	—
Interest on medium- and long-term debt	19	20	56	53
Total interest expense	33	30	88	83
Net interest income	546	450	1,516	1,342
Provision for credit losses	24	16	57	213
Net interest income after provision for credit losses	522	434	1,459	1,129
NONINTEREST INCOME
Card fees	85	76	242	224
Service charges on deposit accounts	57	55	172	165
Fiduciary income	48	47	148	142
Commercial lending fees	21	26	63	68
Letter of credit fees	11	12	34	38
Bank-owned life insurance	12	12	31	30
Foreign exchange income	11	10	33	31
Brokerage fees	6	5	17	14
Net securities losses	(1)	—	(3)	(3)
Other noninterest income	25	29	85	75
Total noninterest income	275	272	822	784
NONINTEREST EXPENSES
Salaries and benefits expense	225	247	677	742
Outside processing fee expense	92	86	267	247
Net occupancy expense	38	40	114	117
Equipment expense	12	13	34	40
Restructuring charges	7	20	32	73
Software expense	35	31	95	90
FDIC insurance expense	13	14	38	39
Advertising expense	8	5	19	15
Litigation-related expense	—	—	(2)	—
Other noninterest expenses	33	37	103	106
Total noninterest expenses	463	493	1,377	1,469
Income before income taxes	334	213	904	444
Provision for income taxes	108	64	273	131
NET INCOME	226	149	631	313
Less income allocated to participating securities	2	1	5	3
Net income attributable to common shares	$224	$148	$626	$310
Earnings per common share:
Basic	$1.29	$0.87	$3.58	$1.80
Diluted	1.26	0.84	3.50	1.76

Comprehensive income	228	152	655	450

Cash dividends declared on common stock	53	40	141	115
Cash dividends declared per common share	0.30	0.23	0.79	0.66
See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (unaudited)
Comerica Incorporated and Subsidiaries

	Common Stock			Accumulated Other Comprehensive Loss			Total Shareholders’ Equity
(in millions, except per share data)	Shares Outstanding	Amount	Capital Surplus		Retained Earnings	Treasury Stock

BALANCE AT DECEMBER 31, 2015	175.7	$1,141	$2,173	$(429)	$7,084	$(2,409)	$7,560
Net income	—	—	—	—	313	—	313
Other comprehensive income, net of tax	—	—	—	137	—	—	137
Cash dividends declared on common stock ($0.66 per share)	—	—	—	—	(115)	—	(115)
Purchase of common stock	(5.0)	—	—	—	—	(211)	(211)
Net issuance of common stock under employee stock plans	1.4	—	(29)	—	(20)	62	13
Share-based compensation	—	—	30	—	—	—	30
BALANCE AT SEPTEMBER 30, 2016	172.1	$1,141	$2,174	$(292)	$7,262	$(2,558)	$7,727

BALANCE AT DECEMBER 31, 2016	175.3	$1,141	$2,135	$(383)	$7,331	$(2,428)	$7,796
Cumulative effect of change in accounting principle	—	—	3	—	(2)	—	1
Net income	—	—	—	—	631	—	631
Other comprehensive income, net of tax	—	—	—	24	—	—	24
Cash dividends declared on common stock ($0.79 per share)	—	—	—	—	(141)	—	(141)
Purchase of common stock	(5.7)	—	—	—	—	(396)	(396)
Net issuance of common stock under employee stock plans	3.0	—	(26)	—	(22)	138	90
Net issuance of common stock for warrants	1.7	—	(28)	—	(51)	79	—
Share-based compensation	—	—	29	—	—	—	29
Other	—	—	(1)	—	—	1	—
BALANCE AT SEPTEMBER 30, 2017	174.3	$1,141	$2,112	$(359)	$7,746	$(2,606)	$8,034
See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
Comerica Incorporated and Subsidiaries

	Nine Months Ended September 30,
(in millions)	2017	2016
OPERATING ACTIVITIES
Net income	$631	$313
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	57	213
Benefit for deferred income taxes	(48)	(74)
Depreciation and amortization	91	91
Net periodic defined benefit (credit) cost	(14)	11
Share-based compensation expense	29	30
Net amortization of securities	5	7
Accretion of loan purchase discount	(3)	(4)
Net gains on sales of foreclosed property	(2)	(3)
Net change in:
Accrued income receivable	(21)	(8)
Accrued expenses payable	28	71
Other, net	105	(245)
Net cash provided by operating activities	858	402
INVESTING ACTIVITIES
Investment securities available-for-sale:
Maturities and redemptions	1,198	1,259
Sales	1,259	—
Purchases	(2,655)	(1,396)
Investment securities held-to-maturity:
Maturities and redemptions	241	288
Net change in loans	(193)	(290)
Proceeds from sales of foreclosed property	18	15
Net increase in premises and equipment	(43)	(71)
Federal Home Loan Bank stock:
Purchases	(42)	(115)
Redemptions	21	—
Other, net	2	3
Net cash used in investing activities	(194)	(307)
FINANCING ACTIVITIES
Net change in:
Deposits	(1,208)	(686)
Short-term borrowings	484	(11)
Medium- and long-term debt:
Maturities	(500)	—
Issuances	—	2,800
Terminations	(16)	—
Common stock:
Repurchases	(404)	(215)
Cash dividends paid	(128)	(112)
Issuances under employee stock plans	98	25
Other, net	(4)	(3)
Net cash (used in) provided by financing activities	(1,678)	1,798
Net (decrease) increase in cash and cash equivalents	(1,014)	1,893
Cash and cash equivalents at beginning of period	7,218	6,147
Cash and cash equivalents at end of period	$6,204	$8,040
Interest paid	$89	$75
Income tax paid	247	111
Noncash investing and financing activities:
Loans transferred to other real estate	6	21
Loans transferred from held-for-sale to portfolio	—	17
See notes to consolidated financial statements.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

NOTE 1 - BASIS OF PRESENTATION AND ACCOUNTING POLICIES
Organization
The accompanying unaudited consolidated financial statements were prepared in accordance with United States (U.S.) generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation were included. The results of operations for the nine months ended September 30, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017. Certain items in prior periods were reclassified to conform to the current presentation. For further information, refer to the consolidated financial statements and footnotes thereto included in the Annual Report of Comerica Incorporated and Subsidiaries (the Corporation) on Form 10-K for the year ended December 31, 2016.
Share-Based Compensation
Effective January 1, 2016, the Corporation adopted the provisions of Financial Accounting Standards Board (FASB) Accounting Standards Update (ASU) No. 2016-09, “Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payments Accounting” (ASU 2016-09). ASU 2016-09 provides for the election of an accounting policy as to the timing of when stock award forfeitures are recognized in compensation expense. The Corporation elected to account for forfeitures as they occur, rather than account for compensation cost based on an estimate of the number of awards that are expected to vest. The prior period effect of this policy election as of the beginning of the year was reported as "cumulative effect of change in accounting principle" in the accompanying Consolidated Statements of Changes in Shareholders’ Equity (unaudited). In addition, ASU 2016-09 requires excess tax benefits and deficiencies resulting from employee stock awards to be prospectively recognized as a component of income taxes. Previously, excess tax benefits and deficiencies were recognized in "capital surplus" in the Consolidated Statements of Changes in Shareholders' Equity. Net excess tax benefits for awards that vested, were exercised or expired included in the "provision for income taxes" totaled $2 million and $31 million for the three- and nine-month periods ended September 30, 2017, respectively.
The Corporation also retrospectively adopted certain changes to the statement of cash flows in accordance with ASU 2016-09. Excess tax benefits must be classified as an operating activity, and cash paid to a tax authority by the Corporation when withholding shares from an employee’s award for tax-withholding purposes must be classified as a financing activity. Accordingly, in the Consolidated Statements of Cash Flows (unaudited), net cash provided by operating activities increased $5 million and net cash provided by financing activities decreased by a corresponding amount for the nine months ended September 30, 2016.
Recently Issued Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09, “Revenue from Contracts with Customers (Topic 606),” (ASU 2014-09), which is intended to improve and converge the financial reporting requirements for revenue contracts with customers. Previous GAAP comprised broad revenue recognition concepts along with numerous industry-specific requirements. The new guidance establishes a five-step model which entities must follow to recognize revenue and removes inconsistencies in existing guidance. The guidance under ASU 2014-09 is effective for annual and interim periods beginning after December 15, 2017 and must be retrospectively applied. The Corporation expects to adopt ASU 2014-09 in the first quarter 2018 using the modified retrospective approach, which includes presenting the cumulative effect of initial application along with supplementary disclosures. The identification of revenue streams within the scope of Topic 606 is complete, resulting in less than 30 percent of total revenues in scope of the new guidance. The accounting analysis to determine potential changes to identified performance obligations, timing of revenue recognition and presentation as a result of implementing the new guidance is in its final stages.
Under the new guidance, card fee revenue from certain products will generally be presented net of network costs (including interchange costs, surcharge fees and assessment fees), as opposed to the current presentation of associated network costs in "outside processing fees." Network costs impacted by the new guidance were approximately $97 million for the year ended December 31, 2016.
The Corporation currently defers recognition of certain treasury management fees in "service charges on deposit accounts" in the consolidated statements of comprehensive income until the amount of compensation is considered fixed and determinable. Under the new guidance, a portion of these fees will be recognized as services are rendered. As a result of this earlier recognition, the Corporation expects to record a receivable of approximately $15 million to $18 million with a corresponding adjustment to retained earnings and deferred tax liability upon adoption of ASU 2014-09. The annual amount of treasury management fees reflected in the Corporation’s results of operations is not expected to significantly change.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

While no other material changes to the financial condition or results of operations have been identified to date, conclusions are preliminary as the Corporation finalizes its evaluation of the guidance. The Corporation continues to evaluate changes that may be required to applicable disclosures.
In January 2016, the FASB issued ASU No. 2016-01, "Financial Instruments - Overall (Subtopic 825-10): Recognition of Financial Assets and Financial Liabilities," (ASU 2016-01), which makes targeted amendments to the guidance for recognition, measurement, presentation and disclosure of financial instruments. The guidance under ASU 2016-01 is effective for annual and interim periods beginning after December 15, 2017. ASU 2016-01 requires equity investments, other than equity method investments, to be measured at fair value with changes in fair value recognized in net income.  As of September 30, 2017, the Corporation classified approximately $45 million of auction-rate securities as available for sale equity securities.  At adoption, any cumulative change in the fair value of these auction-rate securities previously recognized in accumulated other comprehensive income will be recorded as an adjustment to the opening balance of retained earnings, and any further changes to their fair value will be recorded in net income. The Corporation does not expect the new guidance to have a material impact on its financial condition or results of operation. ASU 2016-01 also emphasizes the existing requirement to use exit prices to measure fair value for disclosure purposes and clarifies that entities should not make use of a practicability exception in determining the fair value of loans. Accordingly, the Corporation will refine the calculation used to determine the disclosed fair value of its held-for-investment loan portfolio as part of adopting the standard.
In August 2016, the FASB issued ASU No. 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments,” (ASU 2016-15), which reduces diversity in the presentation of several categories of transactions in the cash flow statement. Among other things, the update clarifies the appropriate classification for proceeds from settlement of bank owned life insurance (BOLI) policies. The Corporation expects to change the classification of proceeds from settlement of BOLI policies from operating activities to investing activities. Proceeds from settlement of BOLI policies totaled $8 million and $16 million for the nine-month period ended September 30, 2017 and year ended December 31, 2016, respectively. Other changes in classification resulting from this update are not expected to be significant. ASU 2016-15 is effective for the Corporation on January 1, 2018 and must be applied using the retrospective approach.
In March 2017, the FASB issued ASU No. 2017-07, “Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost” (ASU 2017-07), which requires employers to report service cost as part of compensation expense and the other components of net benefit cost separately from service cost on the statement of income. Further, only the service cost component will be eligible for capitalization in deferred loan costs.
The Corporation currently includes all components of net benefit cost in "salaries and benefits expense" in the consolidated statements of comprehensive income. Upon adoption of ASU 2017-07, only service cost will remain in salaries and benefits expense, and the other components (interest cost, expected return on assets, amortization of prior service cost or credit and amortization of net actuarial gains or losses) will be included in "other noninterest expenses." The other components of net benefit cost were a benefit of $36 million and $28 million for the nine months ended September 30, 2017 and the year ended December 31, 2016, respectively. ASU 2017-07 is effective for the Corporation on January 1, 2018. The Corporation does not expect the new guidance to have a material impact on its financial condition or results of operations.
In August 2017, the FASB issued ASU No. 2017-12, “Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities” (ASU 2017-12), which better aligns the accounting and reporting of hedging relationships with the economics of risk management activities. ASU 2017-12 provides administrative reliefs to simplify the application of hedge accounting. The amendment is effective for the Corporation on January 1, 2019 and early adoption is permitted. The Corporation is considering early adoption of the guidance on January 1, 2018. ASU 2017-12 requires an adjustment to opening retained earnings for the cumulative effect of changes to the measurement methodology on the basis of hedged items at transition.
The Corporation’s derivative instruments used for risk management predominately comprise swaps converting fixed-rate long-term debt to variable rates. These hedges have been highly effective, with no ineffectiveness net gains or losses recognized for the three- and nine-month periods ended September 30, 2017. An ineffectiveness net loss of $2 million was included in “other noninterest income” in the consolidated statements of income for the year ended December 31, 2016. Under the amendment, gains or losses relating to hedge ineffectiveness will prospectively be included in “net interest income” rather than “other noninterest income." The Corporation does not expect the new guidance to have a material impact on its financial condition or results of operations.

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
ASSETS AND LIABLILITIES RECORDED AT FAIR VALUE ON A RECURRING BASIS
The following tables present the recorded amount of assets and liabilities measured at fair value on a recurring basis as of September 30, 2017 and December 31, 2016.

(in millions)	Total	Level 1	Level 2	Level 3
September 30, 2017
Trading securities:
Deferred compensation plan assets	$89	$89	$—	$—
Investment securities available-for-sale:
U.S. Treasury and other U.S. government agency securities	2,770	2,770	—	—
Residential mortgage-backed securities (a)	8,137	—	8,137	—
State and municipal securities	5	—	—	5	(b)
Equity and other non-debt securities	86	41	—	45	(b)
Total investment securities available-for-sale	10,998	2,811	8,137	50
Derivative assets:
Interest rate contracts	79	—	65	14
Energy derivative contracts	63	—	63	—
Foreign exchange contracts	46	—	46	—
Warrants	2	—	—	2
Total derivative assets	190	—	174	16
Total assets at fair value	$11,277	$2,900	$8,311	$66
Derivative liabilities:
Interest rate contracts	$45	$—	$45
Energy derivative contracts	60	—	60	—
Foreign exchange contracts	44	—	44	—
Total derivative liabilities	149	—	149	—
Deferred compensation plan liabilities	89	89	—	—
Total liabilities at fair value	$238	$89	$149	$—

(a)	Issued and/or guaranteed by U.S. government agencies or U.S. government-sponsored enterprises.

(b)	Auction-rate securities.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

(in millions)	Total	Level 1	Level 2	Level 3
December 31, 2016
Trading securities:
Deferred compensation plan assets	$87	$87	$—	$—
Equity and other non-debt securities	1	1	—	—
Total trading securities	88	88	—	—
Investment securities available-for-sale:
U.S. Treasury and other U.S. government agency securities	2,779	2,779	—	—
Residential mortgage-backed securities (a)	7,872	—	7,872	—
State and municipal securities	7	—	—	7	(b)
Equity and other non-debt securities	129	82	—	47	(b)
Total investment securities available-for-sale	10,787	2,861	7,872	54
Derivative assets:
Interest rate contracts	223	—	212	11
Energy derivative contracts	146	—	146	—
Foreign exchange contracts	38	—	38	—
Warrants	3	—	—	3
Total derivative assets	410	—	396	14
Total assets at fair value	$11,285	$2,949	$8,268	$68
Derivative liabilities:
Interest rate contracts	$81	$—	$81	$—
Energy derivative contracts	144	—	144	—
Foreign exchange contracts	29	—	29	—
Total derivative liabilities	254	—	254	—
Deferred compensation plan liabilities	87	87	—	—
Total liabilities at fair value	$341	$87	$254	$—

(a)	Issued and/or guaranteed by U.S. government agencies or U.S. government-sponsored enterprises.

(b)	Auction-rate securities.
There were no transfers of assets or liabilities recorded at fair value on a recurring basis into or out of Level 1, Level 2 and Level 3 fair value measurements during each of the three- and nine-month periods ended September 30, 2017 and 2016.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

The following table summarizes the changes in Level 3 assets and liabilities measured at fair value on a recurring basis for the three- and nine-month periods ended September 30, 2017 and 2016.

		Net Realized/Unrealized Gains (Losses) (Pretax)

	Balance at Beginning of Period	Recorded in Earnings				Recorded in Other Comprehensive Income			Balance at End of Period

(in millions)		Realized		Unrealized			Redemptions	Sales
Three Months Ended September 30, 2017
Investment securities available-for-sale:
State and municipal securities (a)	$5	$—		$—		$—	$—	$—	$5
Equity and other non-debt securities (a)	46	—				(1)	—	—	45
Total investment securities available-for-sale	51	—		—		(1)	—	—	50
Derivative assets:
Interest rate contracts	13	—		1	(b)		—	—	14
Warrants	2	—		—		—	—	—	2
Three Months Ended September 30, 2016
Investment securities available-for-sale:
State and municipal securities (a)	$8	$—		$—		$—	$—	$—	$8
Corporate debt securities (a)	1	—		—		—	(1)	—	—
Equity and other non-debt securities (a)	48	—		—		1	(3)	—	46
Total investment securities available-for-sale	57	—		—		1	(4)	—	54
Derivative assets:
Interest rate contracts	27	—		—		—	—	—	27
Warrants	2	3	(b)	—		—	—	(3)	2
Nine Months Ended September 30, 2017
Investment securities available-for-sale:
State and municipal securities (a)	$7	$—		$—		$—	$(2)	$—	$5
Equity and other non-debt securities (a)	47	—		—		(1)	(1)	—	45
Total investment securities available-for-sale	54	—		—		(1)	(3)	—	50
Derivative assets:
Interest rate contracts	11	—		3	(b)	—	—	—	14
Warrants	3	5	(b)	(1)	(b)	—	—	(5)	2
Nine Months Ended September 30, 2016
Investment securities available-for-sale:
State and municipal securities (a)	$9	$—		$—		$—	$(1)	$—	$8
Corporate debt securities (a)	1	—		—		—	(1)	—	—
Equity and other non-debt securities (a)	67	—		—		(3)	(18)	—	46
Total investment securities available-for-sale	77	—		—		(3)	(20)	—	54
Derivative assets:
Interest rate contracts	9	—		18	(b)	—	—	—	27
Warrants	2	4	(b)	—		—	—	(4)	2

(a)	Auction-rate securities.

(b)	Realized and unrealized gains and losses due to changes in fair value recorded in "other noninterest income" on the consolidated statements of comprehensive income.

ASSETS AND LIABILITIES RECORDED AT FAIR VALUE ON A NONRECURRING BASIS
The Corporation may be required, from time to time, to record certain assets and liabilities at fair value on a nonrecurring basis. These include assets that are recorded at the lower of cost or fair value that were recognized at fair value below cost at the end of the period. The following table presents assets recorded at fair value on a nonrecurring basis at September 30, 2017 and December 31, 2016. No liabilities were recorded at fair value on a nonrecurring basis at September 30, 2017 and December 31, 2016.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

(in millions)	Level 3
September 30, 2017
Loans:
Commercial	$131
Commercial mortgage	9
International	2
Total assets at fair value	$142
December 31, 2016
Loans:
Commercial	$256
Commercial mortgage	15
International	11
Total loans	282
Other real estate	1
Total assets at fair value	$283
Level 3 assets recorded at fair value on a nonrecurring basis at September 30, 2017 and December 31, 2016 included loans for which a specific allowance was established based on the fair value of collateral and other real estate for which fair value of the properties was less than the cost basis. For both asset classes, the unobservable inputs were the additional adjustments applied by management to the appraised values to reflect such factors as non-current appraisals and revisions to estimated time to sell. These adjustments are determined based on qualitative judgments made by management on a case-by-case basis and are not quantifiable inputs, although they are used in the determination of fair value.
The following table presents quantitative information related to the significant unobservable inputs utilized in the Corporation's Level 3 recurring fair value measurement as of September 30, 2017 and December 31, 2016. The Corporation's Level 3 recurring fair value measurements primarily include auction-rate securities where fair value is determined using an income approach based on a discounted cash flow model and certain interest rate derivative contracts where credit valuation adjustments are significant to the overall fair value of the derivative. The inputs in the table below reflect management's expectation of continued illiquidity in the secondary auction-rate securities market due to a lack of market activity for the issuers remaining in the portfolio, a lack of market incentives for issuer redemptions, and the expectation for a continuing low interest rate environment. The workout periods reflect management's expectation of the pace at which short-term interest rates could rise at each respective period.

		Discounted Cash Flow Model
		Unobservable Input
	Fair Value (in millions)	Discount Rate	Workout Period (in years)
September 30, 2017
State and municipal securities (a)	$5	5% - 7%	1 - 3
Equity and other non-debt securities (a)	45	7% - 10%	1 - 2
December 31, 2016
State and municipal securities (a)	$7	4% - 6%	1 - 2
Equity and other non-debt securities (a)	47	7% - 9%	1 - 2

(a)	Auction-rate securities.
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

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

The carrying amount and estimated fair value of financial instruments not recorded at fair value in their entirety on a recurring basis on the Corporation’s consolidated balance sheets are as follows:

	Carrying Amount	Estimated Fair Value
(in millions)		Total	Level 1	Level 2	Level 3
September 30, 2017
Assets
Cash and due from banks	$1,351	$1,351	$1,351	$—	$—
Interest-bearing deposits with banks	4,853	4,853	4,853	—	—
Investment securities held-to-maturity	1,344	1,339	—	1,339	—
Loans held-for-sale	3	3	—	3	—
Total loans, net of allowance for loan losses (a)	48,497	48,296	—	—	48,296
Customers’ liability on acceptances outstanding	2	2	2	—	—
Restricted equity investments	228	228	228	—	—
Nonmarketable equity securities (b)	6	9
Liabilities
Demand deposits (noninterest-bearing)	32,391	32,391	—	32,391	—
Interest-bearing deposits	23,086	23,086	—	23,086	—
Customer certificates of deposit	2,342	2,309	—	2,309	—
Total deposits	57,819	57,786	—	57,786	—
Short-term borrowings	509	509	509	—	—
Acceptances outstanding	2	2	2	—	—
Medium- and long-term debt	4,637	4,642	—	4,642	—
Credit-related financial instruments	(70)	(70)	—	—	(70)
December 31, 2016
Assets
Cash and due from banks	$1,249	$1,249	$1,249	$—	$—
Interest-bearing deposits with banks	5,969	5,969	5,969	—	—
Investment securities held-to-maturity	1,582	1,576	—	1,576	—
Loans held-for-sale	4	4	—	4	—
Total loans, net of allowance for loan losses (a)	48,358	48,250	—	—	48,250
Customers’ liability on acceptances outstanding	5	5	5	—	—
Restricted equity investments	207	207	207	—	—
Nonmarketable equity securities (b)	11	16
Liabilities
Demand deposits (noninterest-bearing)	31,540	31,540	—	31,540	—
Interest-bearing deposits	24,639	24,639	—	24,639	—
Customer certificates of deposit	2,806	2,731	—	2,731	—
Total deposits	58,985	58,910	—	58,910	—
Short-term borrowings	25	25	25	—	—
Acceptances outstanding	5	5	5	—	—
Medium- and long-term debt	5,160	5,132	—	5,132	—
Credit-related financial instruments	(73)	(73)	—	—	(73)

(a)	Included $142 million and $282 million of impaired loans recorded at fair value on a nonrecurring basis at September 30, 2017 and December 31, 2016, respectively.

(b)
Certain investments that are measured at fair value using the net asset value have not been classified in the fair value hierarchy. The fair value amounts presented in the table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the consolidated balance sheets.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

NOTE 3 - INVESTMENT SECURITIES
A summary of the Corporation’s investment securities follows:

(in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
September 30, 2017
Investment securities available-for-sale:
U.S. Treasury and other U.S. government agency securities	$2,763	$8	$1	$2,770
Residential mortgage-backed securities (a)	8,168	44	75	8,137
State and municipal securities	5	—	—	5
Equity and other non-debt securities	86	2	2	86
Total investment securities available-for-sale (b)	$11,022	$54	$78	$10,998
Investment securities held-to-maturity (c):
Residential mortgage-backed securities (a)	$1,344	$1	$6	$1,339

December 31, 2016
Investment securities available-for-sale:
U.S. Treasury and other U.S. government agency securities	$2,772	$8	$1	$2,779
Residential mortgage-backed securities (a)	7,921	48	97	7,872
State and municipal securities	7	—	—	7
Equity and other non-debt securities	129	1	1	129
Total investment securities available-for-sale (b)	$10,829	$57	$99	$10,787
Investment securities held-to-maturity (c):
Residential mortgage-backed securities (a)	$1,582	$1	$7	$1,576

(a)	Issued and/or guaranteed by U.S. government agencies or U.S. government-sponsored enterprises.

(b)
Included auction-rate securities at amortized cost and fair value of $52 million and $50 million, respectively as of September 30, 2017 and $55 million and $54 million, respectively, as of December 31, 2016.

(c)
The amortized cost of investment securities held-to-maturity included net unrealized losses of $9 million at September 30, 2017 and $12 million at December 31, 2016 related to securities transferred from available-for-sale, which are included in accumulated other comprehensive loss.

A summary of the Corporation’s investment securities in an unrealized loss position as of September 30, 2017 and December 31, 2016 follows:

	Temporarily Impaired
	Less than 12 Months			12 Months or more			Total
(in millions)	Fair Value	Unrealized Losses		Fair Value	Unrealized Losses		Fair Value	Unrealized Losses
September 30, 2017
U.S. Treasury and other U.S. government agency securities	$486	$1		$—	$—		$486	$1
Residential mortgage-backed securities (a)	4,111	55		1,446	36		5,557	91
State and municipal securities (b)	—	—		5	—	(c)	5	—	(c)
Equity and other non-debt securities (b)	—	—		45	2		45	2
Total temporarily impaired securities	$4,597	$56		$1,496	$38		$6,093	$94
December 31, 2016
U.S. Treasury and other U.S. government agency securities	$527	$1		$—	$—		$527	$1
Residential mortgage-backed securities (a)	4,992	87		1,177	32		6,169	119
State and municipal securities (b)	—	—		7	—	(c)	7	—	(c)
Equity and other non-debt securities (b)	36	—	(c)	11	—	(c)	47	—	(c)
Total temporarily impaired securities	$5,555	$88		$1,195	$32		$6,750	$120

(a)	Issued and/or guaranteed by U.S. government agencies or U.S. government-sponsored enterprises.

(b)	Primarily auction-rate securities.

(c)	Unrealized losses less than $0.5 million.
At September 30, 2017, the Corporation had 240 securities in an unrealized loss position with no credit impairment, including 6 U.S. Treasury securities, 193 residential mortgage-backed securities, 28 equity and other non-debt auction-rate preferred

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

securities and 13 state and municipal auction-rate securities. As of September 30, 2017, approximately 96 percent of the aggregate par value of auction-rate securities have been redeemed or sold since acquisition, of which approximately 90 percent were redeemed at or above cost. The unrealized losses for these securities resulted from changes in market interest rates and liquidity. The Corporation ultimately expects full collection of the carrying amount of these securities, does not intend to sell the securities in an unrealized loss position, and it is not more-likely-than-not that the Corporation will be required to sell the securities in an unrealized loss position prior to recovery of amortized cost. The Corporation does not consider these securities to be other-than-temporarily impaired at September 30, 2017.
Sales, calls and write-downs of investment securities available-for-sale resulted in the following gains and losses recorded in “net securities gains (losses)” on the consolidated statements of comprehensive income, computed based on the adjusted cost of the specific security.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2017	2016	2017	2016
Securities gains	$—	$—	$1	$—
Securities losses (a)	(1)	—	(4)	(3)
Net securities losses	$(1)	$—	$(3)	$(3)

(a)	Primarily charges related to a derivative contract tied to the conversion rate of Visa Class B shares.
The following table summarizes the amortized cost and fair values of debt securities by contractual maturity. Securities with multiple maturity dates are classified in the period of final maturity. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(in millions)	Available-for-sale		Held-to-maturity
September 30, 2017	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Contractual maturity
Within one year	$20	$20	$—	$—
After one year through five years	2,947	2,953	—	—
After five years through ten years	1,744	1,770	19	19
After ten years	6,225	6,169	1,325	1,320
Subtotal	10,936	10,912	1,344	1,339
Equity and other non-debt securities	86	86	—	—
Total investment securities	$11,022	$10,998	$1,344	$1,339
Included in the contractual maturity distribution in the table above were residential mortgage-backed securities available-for-sale with total amortized cost of $8.2 billion and fair value of $8.1 billion, and residential mortgage-backed securities held-to-maturity with a total amortized cost and fair value of $1.3 billion. The actual cash flows of mortgage-backed securities may differ from contractual maturity as the borrowers of the underlying loans may exercise prepayment options.
At September 30, 2017, investment securities with a carrying value of $950 million were pledged where permitted or required by law to secure $700 million of liabilities, primarily public and other deposits of state and local government agencies and derivative instruments.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

NOTE 4 – CREDIT QUALITY AND ALLOWANCE FOR CREDIT LOSSES
The following table presents an aging analysis of the recorded balance of loans.

	Loans Past Due and Still Accruing
(in millions)	30-59 Days	60-89 Days	90 Days or More	Total	Nonaccrual Loans	Current Loans	Total Loans
September 30, 2017
Business loans:
Commercial	$52	$31	$7	$90	$345	$30,627	$31,062
Real estate construction:
Commercial Real Estate business line (a)	—	—	—	—	—	2,709	2,709
Other business lines (b)	11	—	—	11	—	298	309
Total real estate construction	11	—	—	11	—	3,007	3,018
Commercial mortgage:
Commercial Real Estate business line (a)	20	—	—	20	9	1,702	1,731
Other business lines (b)	18	10	3	31	26	7,197	7,254
Total commercial mortgage	38	10	3	51	35	8,899	8,985
Lease financing	—	—	—	—	8	467	475
International	11	—	2	13	6	1,140	1,159
Total business loans	112	41	12	165	394	44,140	44,699
Retail loans:
Residential mortgage	14	9	—	23	28	1,948	1,999
Consumer:
Home equity	5	1	—	6	22	1,762	1,790
Other consumer	1	1	—	2	—	719	721
Total consumer	6	2	—	8	22	2,481	2,511
Total retail loans	20	11	—	31	50	4,429	4,510
Total loans	$132	$52	$12	$196	$444	$48,569	$49,209
December 31, 2016
Business loans:
Commercial	$30	$12	$14	$56	$445	$30,493	$30,994
Real estate construction:
Commercial Real Estate business line (a)	—	—	—	—	—	2,485	2,485
Other business lines (b)	—	—	—	—	—	384	384
Total real estate construction	—	—	—	—	—	2,869	2,869
Commercial mortgage:
Commercial Real Estate business line (a)	5	—	—	5	9	2,004	2,018
Other business lines (b)	58	5	5	68	37	6,808	6,913
Total commercial mortgage	63	5	5	73	46	8,812	8,931
Lease financing	—	—	—	—	6	566	572
International	1	—	—	1	14	1,243	1,258
Total business loans	94	17	19	130	511	43,983	44,624
Retail loans:
Residential mortgage	7	3	—	10	39	1,893	1,942
Consumer:
Home equity	4	3	—	7	28	1,765	1,800
Other consumer	1	—	—	1	4	717	722
Total consumer	5	3	—	8	32	2,482	2,522
Total retail loans	12	6	—	18	71	4,375	4,464
Total loans	$106	$23	$19	$148	$582	$48,358	$49,088

(a)	Primarily loans to real estate developers.

(b)	Primarily loans secured by owner-occupied real estate.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

The following table presents loans by credit quality indicator, based on internal risk ratings assigned to each business loan at the time of approval and subjected to subsequent reviews, generally at least annually, and to pools of retail loans with similar risk characteristics.

	Internally Assigned Rating
(in millions)	Pass (a)	Special Mention (b)	Substandard (c)	Nonaccrual (d)	Total
September 30, 2017
Business loans:
Commercial	$29,187	$617	$913	$345	$31,062
Real estate construction:
Commercial Real Estate business line (e)	2,658	51	—	—	2,709
Other business lines (f)	305	4	—	—	309
Total real estate construction	2,963	55	—	—	3,018
Commercial mortgage:
Commercial Real Estate business line (e)	1,660	20	42	9	1,731
Other business lines (f)	7,000	111	117	26	7,254
Total commercial mortgage	8,660	131	159	35	8,985
Lease financing	442	24	1	8	475
International	1,082	53	18	6	1,159
Total business loans	42,334	880	1,091	394	44,699
Retail loans:
Residential mortgage	1,962	9	—	28	1,999
Consumer:
Home equity	1,759	1	8	22	1,790
Other consumer	720	1	—	—	721
Total consumer	2,479	2	8	22	2,511
Total retail loans	4,441	11	8	50	4,510
Total loans	$46,775	$891	$1,099	$444	$49,209
December 31, 2016
Business loans:
Commercial	$28,616	$944	$989	$445	$30,994
Real estate construction:
Commercial Real Estate business line (e)	2,485	—	—	—	2,485
Other business lines (f)	381	—	3	—	384
Total real estate construction	2,866	—	3	—	2,869
Commercial mortgage:
Commercial Real Estate business line (e)	1,970	19	20	9	2,018
Other business lines (f)	6,645	109	122	37	6,913
Total commercial mortgage	8,615	128	142	46	8,931
Lease financing	550	11	5	6	572
International	1,200	22	22	14	1,258
Total business loans	41,847	1,105	1,161	511	44,624
Retail loans:
Residential mortgage	1,900	3	—	39	1,942
Consumer:
Home equity	1,767	1	4	28	1,800
Other consumer	718	—	—	4	722
Total consumer	2,485	1	4	32	2,522
Total retail loans	4,385	4	4	71	4,464
Total loans	$46,232	$1,109	$1,165	$582	$49,088

(a)	Includes all loans not included in the categories of special mention, substandard or nonaccrual.

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

(e)	Primarily loans to real estate developers.

(f)	Primarily loans secured by owner-occupied real estate.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

The following table summarizes nonperforming assets.

(in millions)	September 30, 2017	December 31, 2016
Nonaccrual loans	$444	$582
Reduced-rate loans (a)	8	8
Total nonperforming loans	452	590
Foreclosed property (b)	6	17
Total nonperforming assets	$458	$607

(a)	There were no reduced-rate business loans at both September 30, 2017 and December 31, 2016. Reduced-rate retail loans were $8 million at both September 30, 2017 and December 31, 2016.

(b)	Included $5 million and $3 million of foreclosed residential real estate properties at September 30, 2017 and December 31, 2016, respectively.
There were no retail loans secured by residential real estate properties in process of foreclosure included in nonaccrual loans at both September 30, 2017 and December 31, 2016.
Allowance for Credit Losses
The following table details the changes in the allowance for loan losses and related loan amounts.

	2017			2016
(in millions)	Business Loans	Retail Loans	Total	Business Loans	Retail Loans	Total

Three Months Ended September 30
Allowance for loan losses:
Balance at beginning of period	$661	$44	$705	$682	$47	$729
Loan charge-offs	(36)	(1)	(37)	(34)	(1)	(35)
Recoveries on loans previously charged-off	10	2	12	18	1	19
Net loan (charge-offs) recoveries	(26)	1	(25)	(16)	—	(16)
Provision for loan losses	21	10	31	12	2	14
Foreign currency translation adjustment	1	—	1	—	—	—
Balance at end of period	$657	$55	$712	$678	$49	$727

Nine Months Ended September 30
Allowance for loan losses:
Balance at beginning of period	$682	$48	$730	$579	$55	$634
Loan charge-offs	(115)	(5)	(120)	(161)	(5)	(166)
Recoveries on loans previously charged-off	39	5	44	53	3	56
Net loan charge-offs	(76)	—	(76)	(108)	(2)	(110)
Provision for loan losses	50	7	57	206	(4)	202
Foreign currency translation adjustment	1	—	1	1	—	1
Balance at end of period	$657	$55	$712	$678	$49	$727

As a percentage of total loans	1.47%	1.23%	1.45%	1.51%	1.10%	1.48%

September 30
Allowance for loan losses:
Individually evaluated for impairment	$90	$—	$90	$115	$1	$116
Collectively evaluated for impairment	567	55	622	563	48	611
Total allowance for loan losses	$657	$55	$712	$678	$49	$727
Loans:
Individually evaluated for impairment	$501	$37	$538	$677	$29	$706
Collectively evaluated for impairment	44,198	4,473	48,671	44,182	4,386	48,568
Total loans evaluated for impairment	$44,699	$4,510	$49,209	$44,859	$4,415	$49,274

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

Changes in the allowance for credit losses on lending-related commitments, included in "accrued expenses and other liabilities" on the consolidated balance sheets, are summarized in the following table.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2017	2016	2017	2016
Balance at beginning of period	$48	$43	$41	$45
Charge-offs on lending-related commitments (a)	—	—	—	(11)
Provision for credit losses on lending-related commitments	(7)	2	—	11
Balance at end of period	$41	$45	$41	$45
(a)    Charge-offs result from the sale of unfunded lending-related commitments.
Individually Evaluated Impaired Loans
The following table presents additional information regarding individually evaluated impaired loans.

	Recorded Investment In:
(in millions)	Impaired Loans with No Related Allowance	Impaired Loans with Related Allowance	Total Impaired Loans	Unpaid Principal Balance	Related Allowance for Loan Losses
September 30, 2017
Business loans:
Commercial	$111	$311	$422	$543	$85
Commercial mortgage:
Commercial Real Estate business line (a)	36	7	43	52	1
Other business lines (b)	3	27	30	36	3
Total commercial mortgage	39	34	73	88	4
International	—	6	6	17	1
Total business loans	150	351	501	648	90
Retail loans:
Residential mortgage	22	—	22	28	—
Consumer:
Home equity	12	—	12	12	—
Other consumer	3	—	3	5	—
Total consumer	15	—	15	17	—
Total retail loans (c)	37	—	37	45	—
Total individually evaluated impaired loans	$187	$351	$538	$693	$90
December 31, 2016
Business loans:
Commercial	$90	$423	$513	$608	$80
Commercial mortgage:
Commercial Real Estate business line (a)	—	7	7	15	1
Other business lines (b)	2	30	32	40	3
Total commercial mortgage	2	37	39	55	4
International	3	11	14	20	2
Total business loans	95	471	566	683	86
Retail loans:
Residential mortgage	19	9	28	30	2
Consumer:
Home equity	15	—	15	19	—
Other consumer	2	3	5	6	1
Total consumer	17	3	20	25	1
Total retail loans (c)	36	12	48	55	3
Total individually evaluated impaired loans	$131	$483	$614	$738	$89

(a)	Primarily loans to real estate developers.

(b)	Primarily loans secured by owner-occupied real estate.

(c)	Individually evaluated retail loans generally have no related allowance for loan losses, primarily due to policy which results in direct write-downs of most restructured retail loans.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

The following table presents information regarding average individually evaluated impaired loans and the related interest recognized. Interest income recognized for the period primarily related to performing restructured loans.

	Individually Evaluated Impaired Loans
	2017		2016
(in millions)	Average Balance for the Period	Interest Income Recognized for the Period	Average Balance for the Period	Interest Income Recognized for the Period
Three Months Ended September 30
Business loans:
Commercial	$442	$2	$606	$2
Commercial mortgage:
Commercial Real Estate business line (a)	25	1	7	—
Other business lines (b)	32	—	30	—
Total commercial mortgage	57	1	37	—
International	6	—	19	—
Total business loans	505	3	662	2
Retail loans:
Residential mortgage	24	—	11	—
Consumer loans:
Home equity	12	—	12	—
Other consumer	3	—	4	—
Total consumer	15	—	16	—
Total retail loans	39	—	27	—
Total individually evaluated impaired loans	$544	$3	$689	$2
Nine Months Ended September 30
Business loans:
Commercial	$470	$6	$559	$8
Commercial mortgage:
Commercial Real Estate business line (a)	16	1	9	—
Other business lines (b)	33	—	31	—
Total commercial mortgage	49	1	40	—
International	9	—	19	—
Total business loans	528	7	618	8
Retail loans:
Residential mortgage	26	—	12	—
Consumer:
Home equity	13	—	12	—
Other consumer	3	—	4	—
Total consumer	16	—	16	—
Total retail loans	42	—	28	—
Total individually evaluated impaired loans	$570	$7	$646	$8

(a)	Primarily loans to real estate developers.

(b)	Primarily loans secured by owner-occupied real estate.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

Troubled Debt Restructurings
The following tables detail the recorded balance at September 30, 2017 and 2016 of loans considered to be troubled debt restructurings (TDRs) that were restructured during the three- and nine-month periods ended September 30, 2017 and 2016, by type of modification. In cases of loans with more than one type of modification, the loans were categorized based on the most significant modification.

	2017				2016
	Type of Modification				Type of Modification
(in millions)	Principal Deferrals (a)	Interest Rate Reductions	AB Note Restructures (b)	Total Modifications	Principal Deferrals (a)	Interest Rate Reductions	AB Note Restructures (b)	Total Modifications
Three Months Ended September 30
Business loans:
Commercial	$22	$—	$—	$22	$70	$—	$40	$110
Commercial mortgage:
Commercial Real Estate business line (c)	36	—	—	36	—	—	—	—
International	2	—	—	2	—	—	—	—
Total business loans	60	—	—	60	70	—	40	110
Retail loans:
Consumer:
Home equity (d)	1	—	—	1	—	—	—	—
Total retail loans	1	—	—	1	—	—	—	—
Total loans	$61	$—	$—	$61	$70	$—	$40	$110
Nine Months Ended September 30
Business loans:
Commercial	$95	$—	$31	$126	$150	$—	$49	$199
Commercial mortgage:
Commercial Real Estate business line (c)	36	—	—	36	—	—	—	—
Other business lines (e)	3	—	—	3	2	—	—	2
Total commercial mortgage	39	—	—	39	2	—	—	2
International	2	—	—	2	—	—	3	3
Total business loans	136	—	31	167	152	—	52	204
Retail loans:
Consumer:
Home equity (d)	1	2	—	3	1	1	—	2
Total retail loans	1	2	—	3	1	1	—	2
Total loans	$137	$2	$31	$170	$153	$1	$52	$206

(a)	Primarily represents loan balances where terms were extended 90 days or more at or above contractual interest rates.

(b)
Loan restructurings whereby the original loan is restructured into two notes: an "A" note, which generally reflects the portion of the modified loan which is expected to be collected; and a "B" note, which is generally fully charged off.

(c)	Primarily loans to real estate developers.

(d)	Includes bankruptcy loans for which the court has discharged the borrower's obligation and the borrower has not reaffirmed the debt.

(e)	Primarily loans secured by owner-occupied real estate.
Commitments to lend additional funds to borrowers whose terms have been modified in TDRs were $25 million at September 30, 2017 and $24 million at December 31, 2016.
The majority of the modifications considered to be TDRs that occurred during the nine months ended September 30, 2017 and 2016 were principal deferrals. The Corporation charges interest on principal balances outstanding during deferral periods. Additionally, none of the modifications involved forgiveness of principal. As a result, the current and future financial effects of the recorded balance of loans considered to be TDRs that were restructured during the nine months ended September 30, 2017 and 2016 were insignificant.
On an ongoing basis, the Corporation monitors the performance of modified loans to their restructured terms. In the event of a subsequent default, the allowance for loan losses continues to be reassessed on the basis of an individual evaluation of the loan.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

The following table presents information regarding the recorded balance at September 30, 2017 and 2016 of loans modified by principal deferral during the twelve-month periods ended September 30, 2017 and 2016, and those principal deferrals which experienced a subsequent default during the three- and nine-month periods ended September 30, 2017 and 2016. For principal deferrals, incremental deterioration in the credit quality of the loan, represented by a downgrade in the risk rating of the loan, for example, due to missed interest payments or a reduction of collateral value, is considered a subsequent default.

	2017			2016
(in millions)	Balance at September 30	Subsequent Default in the Three Months Ended September 30	Subsequent Default in the Nine Months Ended September 30	Balance at September 30	Subsequent Default in the Three Months Ended September 30	Subsequent Default in the Nine Months Ended September 30
Principal deferrals:
Business loans:
Commercial	$127	$4	$4	$229	$—	$13
Commercial mortgage:
Commercial Real Estate business line (a)	37	—	—	—	—	—
Other business lines (b)	7	—	4	4	—	1
Total commercial mortgage	44	—	4	4	—	1
International	2	—	—	—	—	—
Total business loans	173	4	8	233	—	14
Retail loans:
Consumer:
Home equity (c)	1	—	—	1	—	—
Total principal deferrals	$174	$4	$8	$234	$—	$14

(a)	Primarily loans to real estate developers.

(b)	Primarily loans secured by owner-occupied real estate.

(c)	Includes bankruptcy loans for which the court has discharged the borrower's obligation and the borrower has not reaffirmed the debt.
During the twelve-month periods ended September 30, 2017 and 2016, loans with a carrying value of $2 million and $4 million, respectively, were modified by interest rate reduction, and loans with a carrying value of $31 million and $52 million, respectively, were restructured into two notes (AB note restructures). For reduced-rate loans and AB note restructures, a subsequent payment default is defined in terms of delinquency, when a principal or interest payment is 90 days past due. There were no subsequent payment defaults of reduced-rate loans or AB note restructures during the three- and nine-month periods ended September 30, 2017 and 2016.
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
Credit risk is the possible loss that may occur in the event of nonperformance by the counterparty to a financial instrument. The Corporation attempts to minimize credit risk arising from customer-initiated derivatives by evaluating the creditworthiness of each customer, adhering to the same credit approval process used for traditional lending activities and obtaining collateral as deemed necessary. Derivatives with dealer counterparties are either cleared through a clearinghouse or settled directly with a single counterparty. For derivatives settled directly with dealer counterparties, the Corporation utilizes counterparty risk limits and monitoring procedures as well as master netting arrangements and bilateral collateral agreements to facilitate the management of

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

credit risk. Master netting arrangements effectively reduce credit risk by permitting settlement of positive and negative positions and offset cash collateral held with the same counterparty on a net basis. Bilateral collateral agreements require daily exchange of cash or highly rated securities issued by the U.S. Treasury or other U.S. government entities to collateralize amounts due to either party. At September 30, 2017, counterparties with bilateral collateral agreements had pledged $4 million of marketable investment securities and deposited $20 million of cash with the Corporation to secure the fair value of contracts in an unrealized gain position, and the Corporation had pledged $26 million of marketable investment securities and posted $8 million of cash as collateral for contracts in an unrealized loss position. For those counterparties not covered under bilateral collateral agreements, collateral is obtained, if deemed necessary, based on the results of management’s credit evaluation of the counterparty. Collateral varies, but may include cash, investment securities, accounts receivable, equipment or real estate. Included in the fair value of derivative instruments are credit valuation adjustments reflecting counterparty credit risk. These adjustments are determined by applying a credit spread for the counterparty or the Corporation, as appropriate, to the total expected exposure of the derivative. There were no derivative instruments with credit-risk-related contingent features that were in a liability position at September 30, 2017.
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

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

The following table presents the composition of the Corporation’s derivative instruments held or issued for risk management purposes or in connection with customer-initiated and other activities at September 30, 2017 and December 31, 2016. The table excludes commitments and warrants accounted for as derivatives.

	September 30, 2017			December 31, 2016
		Fair Value			Fair Value
(in millions)	Notional/ Contract Amount (a)	Gross Derivative Assets	Gross Derivative Liabilities	Notional/ Contract Amount (a)	Gross Derivative Assets	Gross Derivative Liabilities
Risk management purposes
Derivatives designated as hedging instruments
Interest rate contracts:
Swaps - fair value - receive fixed/pay floating (b)	$1,775	$—	$—	$2,275	$92	$4
Derivatives used as economic hedges
Foreign exchange contracts:
Spot, forwards and swaps	663	—	2	717	2	2
Total risk management purposes	2,438	—	2	2,992	94	6
Customer-initiated and other activities
Interest rate contracts:
Caps and floors written	590	—	—	436	—	1
Caps and floors purchased	590	—	—	436	1	—
Swaps (b)	12,905	79	45	12,451	130	76
Total interest rate contracts	14,085	79	45	13,323	131	77
Energy contracts:
Caps and floors written	222	—	12	419	1	31
Caps and floors purchased	222	12	—	419	31	1
Swaps	1,352	51	48	1,389	114	112
Total energy contracts	1,796	63	60	2,227	146	144
Foreign exchange contracts:
Spot, forwards, options and swaps	2,147	46	42	1,509	36	27
Total customer-initiated and other activities	18,028	188	147	17,059	313	248
Total gross derivatives	$20,466	$188	$149	$20,051	$407	$254
Amounts offset in the consolidated balance sheets:
Netting adjustment - Offsetting derivative assets/liabilities		(49)	(49)		(84)	(84)
Netting adjustment - Cash collateral received/posted		(19)	(6)		(47)	(45)
Net derivatives included in the consolidated balance sheets (c)		120	94		276	125
Amounts not offset in the consolidated balance sheets:
Marketable securities pledged under bilateral collateral agreements		(4)	(24)		(19)	(8)
Net derivatives after deducting amounts not offset in the consolidated balance sheets		$116	$70		$257	$117

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

(c)
Net derivative assets are included in “accrued income and other assets” and net derivative liabilities are included in “accrued expenses and other liabilities” on the consolidated balance sheets. Included in the fair value of net derivative assets and net derivative liabilities are credit valuation adjustments reflecting counterparty credit risk and credit risk of the Corporation. The fair value of net derivative assets included credit valuation adjustments for counterparty credit risk of $6 million and $5 million at September 30, 2017 and December 31, 2016, respectively.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

Risk Management
The Corporation's derivative instruments used for managing interest rate risk currently comprise swaps converting fixed-rate long-term debt to variable rates. These instruments generated net interest income of $7 million and $15 million for the three months ended September 30, 2017 and 2016, respectively, and $27 million and $48 million for the nine months ended September 30, 2017 and 2016, respectively. These hedges have been highly effective, with no ineffectiveness net gains or losses recognized for both the three- and nine-month periods ended September 30, 2017. Ineffectiveness net gains of $1 million and $4 million were included in ''other noninterest income" in the consolidated statements of income for the three- and nine-month periods ended September 30, 2016, respectively.
The following table summarizes the expected weighted average remaining maturity of the notional amount of risk management interest rate swaps and the weighted average interest rates associated with amounts expected to be received or paid on interest rate swap agreements as of September 30, 2017 and December 31, 2016.

		Weighted Average
(dollar amounts in millions)	Notional Amount	Remaining Maturity (in years)	Receive Rate	Pay Rate (a)
September 30, 2017
Swaps - fair value - receive fixed/pay floating rate
Medium- and long-term debt designation	$1,775	4.9	3.26%	2.21%
December 31, 2016
Swaps - fair value - receive fixed/pay floating rate
Medium- and long-term debt designation	2,275	4.5	3.69	1.80

(a)	Variable rates paid on receive fixed swaps are based on six-month LIBOR rates in effect at September 30, 2017 and December 31, 2016.
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
For customer-initiated foreign exchange contracts where offsetting positions have not been taken, the Corporation manages the remaining inherent market risk through individual foreign currency position limits and aggregate value-at-risk limits. These limits are established annually and reviewed quarterly. For those customer-initiated derivative contracts which were not offset or where the Corporation holds a position within the limits described above, the Corporation recognized no net gains or losses in “other noninterest income” in the consolidated statements of comprehensive income for both the three- and nine-month periods ended September 30, 2017, respectively, and no net gains for the three months ended September 30, 2016, and $1 million of net gains for the nine months ended September 30, 2016.
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

		Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	Location of Gain	2017	2016	2017	2016
Interest rate contracts	Other noninterest income	$5	$6	$18	$14
Energy contracts	Other noninterest income	1	—	2	1
Foreign exchange contracts	Foreign exchange income	11	11	33	30
Total		$17	$17	$53	$45

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

Credit-Related Financial Instruments
The Corporation issues off-balance sheet financial instruments in connection with commercial and consumer lending activities. The Corporation’s credit risk associated with these instruments is represented by the contractual amounts indicated in the following table.

(in millions)	September 30, 2017	December 31, 2016
Unused commitments to extend credit:
Commercial and other	$23,542	$24,333
Bankcard, revolving check credit and home equity loan commitments	2,865	2,658
Total unused commitments to extend credit	$26,407	$26,991
Standby letters of credit	$3,372	$3,623
Commercial letters of credit	43	46
The Corporation maintains an allowance to cover probable credit losses inherent in lending-related commitments, including unused commitments to extend credit, letters of credit and financial guarantees. The allowance for credit losses on lending-related commitments, included in “accrued expenses and other liabilities” on the consolidated balance sheets, was $41 million at both September 30, 2017 and December 31, 2016.
Unused Commitments to Extend Credit
Commitments to extend credit are legally binding agreements to lend to a customer, provided there is no violation of any condition established in the contract. These commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many commitments expire without being drawn upon, the total contractual amount of commitments does not necessarily represent future cash requirements of the Corporation. Commercial and other unused commitments are primarily variable rate commitments. The allowance for credit losses on lending-related commitments included $26 million and $29 million at September 30, 2017 and December 31, 2016, respectively, for probable credit losses inherent in the Corporation’s unused commitments to extend credit.
Standby and Commercial Letters of Credit
Standby letters of credit represent conditional obligations of the Corporation which guarantee the performance of a customer to a third party. Standby letters of credit are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing and similar transactions. Commercial letters of credit are issued to finance foreign or domestic trade transactions. These contracts expire in decreasing amounts through the year 2023. The Corporation may enter into participation arrangements with third parties that effectively reduce the maximum amount of future payments which may be required under standby and commercial letters of credit. These risk participations covered $208 million and $255 million, respectively, of the $3.4 billion and $3.7 billion standby and commercial letters of credit outstanding at September 30, 2017 and December 31, 2016, respectively.
The carrying value of the Corporation’s standby and commercial letters of credit, included in “accrued expenses and other liabilities” on the consolidated balance sheets, totaled $44 million at September 30, 2017, including $29 million in deferred fees and $15 million in the allowance for credit losses on lending-related commitments. At December 31, 2016, the comparable amounts were $44 million, $32 million and $12 million, respectively.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

The following table presents a summary of criticized standby and commercial letters of credit at September 30, 2017 and December 31, 2016. The Corporation's criticized list is generally consistent with the Special mention, Substandard and Doubtful categories defined by regulatory authorities. The Corporation manages credit risk through underwriting, periodically reviewing and approving its credit exposures using Board committee approved credit policies and guidelines.

(dollar amounts in millions)	September 30, 2017	December 31, 2016
Total criticized standby and commercial letters of credit	$79	$135
As a percentage of total outstanding standby and commercial letters of credit	2.3%	3.7%
Other Credit-Related Financial Instruments
The Corporation enters into credit risk participation agreements, under which the Corporation assumes credit exposure associated with a borrower’s performance related to certain interest rate derivative contracts. The Corporation is not a party to the interest rate derivative contracts and only enters into these credit risk participation agreements in instances in which the Corporation is also a party to the related loan participation agreement for such borrowers. The Corporation manages its credit risk on the credit risk participation agreements by monitoring the creditworthiness of the borrowers, which is based on the normal credit review process had it entered into the derivative instruments directly with the borrower. The notional amount of such credit risk participation agreement reflects the pro-rata share of the derivative instrument, consistent with its share of the related participated loan. As of September 30, 2017 and December 31, 2016, the total notional amount of the credit risk participation agreements was approximately $544 million and $458 million, respectively, and the fair value, included in customer-initiated interest rate contracts recorded in "accrued expenses and other liabilities" on the consolidated balance sheets, was insignificant for both periods. The maximum estimated exposure to these agreements, as measured by projecting a maximum value of the guaranteed derivative instruments, assuming 100 percent default by all obligors on the maximum values, was approximately $1 million and $3 million at September 30, 2017 and December 31, 2016, respectively. In the event of default, the lead bank has the ability to liquidate the assets of the borrower, in which case the lead bank would be required to return a percentage of the recouped assets to the participating banks. As of September 30, 2017, the weighted average remaining maturity of outstanding credit risk participation agreements was 2.3 years.
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
The Corporation accounts for its interests in LIHTC entities using the proportional amortization method. Exposure to loss as a result of the Corporation’s involvement with LIHTC entities at September 30, 2017 was limited to approximately $421 million. Ownership interests in other community development projects which generate similar tax credits to investors (other tax credit entities) are accounted for under either the cost or equity method. Exposure to loss as a result of the Corporation's involvement in other tax credit entities at September 30, 2017 was limited to approximately $7 million.
Investment balances, including all legally binding commitments to fund future investments, are included in “accrued income and other assets” on the consolidated balance sheets. A liability is recognized in “accrued expenses and other liabilities” on the consolidated balance sheets for all legally binding unfunded commitments to fund tax credit entities ($170 million at September 30, 2017). Amortization and other write-downs of LIHTC investments are presented on a net basis as a component of the "provision for income taxes" on the consolidated statements of comprehensive income, while amortization and write-downs of other tax credit investments are recorded in “other noninterest income." The income tax credits and deductions are recorded as a reduction of income tax expense and a reduction of federal income taxes payable.
The Corporation provided no financial or other support that was not contractually required to any of the above VIEs during the nine months ended September 30, 2017 and 2016.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

The following table summarizes the impact of these tax credit entities on line items on the Corporation’s consolidated statements of comprehensive income.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2017	2016	2017	2016
Other noninterest income:
Amortization of other tax credit investments	$—	$(1)	$1	$(1)
Provision for income taxes:
Amortization of LIHTC investments	17	17	49	49
Low income housing tax credits	(16)	(16)	(47)	(47)
Other tax benefits related to tax credit entities	(6)	(7)	(18)	(19)
Total provision for income taxes	$(5)	$(6)	$(16)	$(17)
For further information on the Corporation’s consolidation policy, see note 1 to the consolidated financial statements in the Corporation's 2016 Annual Report.
NOTE 7 - MEDIUM- AND LONG-TERM DEBT
Medium- and long-term debt is summarized as follows:

(in millions)	September 30, 2017	December 31, 2016
Parent company
Subordinated notes:
3.80% subordinated notes due 2026 (a)	$257	$256
Medium-term notes:
2.125% notes due 2019 (a)	349	348
Total parent company	606	604
Subsidiaries
Subordinated notes:
5.20% subordinated notes due 2017 (a)	—	511
4.00% subordinated notes due 2025 (a)	350	347
7.875% subordinated notes due 2026 (a)	211	215
Total subordinated notes	561	1,073
Medium-term notes:
2.50% notes due 2020 (a)	670	667
Federal Home Loan Bank (FHLB) advances:
Floating-rate based on FHLB auction rate due 2026	2,800	2,800
Other notes:
6.0% - 6.4% fixed-rate notes due 2018 to 2020	—	16
Total subsidiaries	4,031	4,556
Total medium- and long-term debt	$4,637	$5,160

(a)
The fixed interest rates on these notes have been swapped to a variable rate and designated in a hedging relationship. Accordingly, carrying value has been adjusted to reflect the change in the fair value of the debt as a result of changes in the benchmark rate.

Subordinated notes with remaining maturities greater than one year qualify as Tier 2 capital.
Comerica Bank (the Bank), a wholly-owned subsidiary of the Corporation, is a member of the FHLB, which provides short- and long-term funding to its members through advances collateralized by real estate-related assets. The interest rate on each FHLB advance resets every four weeks, based on the FHLB auction rate, with the reset date of each note scheduled at one-week intervals. At September 30, 2017, the weighted-average rate on these advances was 1.17%. Each note may be prepaid in full, without penalty, at each scheduled reset date. Borrowing capacity is contingent on the amount of collateral available to be pledged to the FHLB. At September 30, 2017, $15.5 billion of real estate-related loans were pledged to the FHLB as blanket collateral for current and potential future borrowings of approximately $4.5 billion.
Unamortized debt issuance costs deducted from the carrying amount of medium- and long-term debt totaled $5 million at September 30, 2017 and $7 million at December 31, 2016.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

NOTE 8 - ACCUMULATED OTHER COMPREHENSIVE LOSS
The following table presents a reconciliation of the changes in the components of accumulated other comprehensive loss and details the components of other comprehensive income (loss) for the nine months ended September 30, 2017 and 2016, including the amount of income tax expense (benefit) allocated to each component of other comprehensive income (loss).

	Nine Months Ended September 30,
(in millions)	2017	2016
Accumulated net unrealized (losses) gains on investment securities:
Balance at beginning of period, net of tax	$(33)	$9

Net unrealized holding gains arising during the period	18	140
Less: Provision for income taxes	7	51
Net unrealized holding gains arising during the period, net of tax	11	89
Less:
Net losses realized as a yield adjustment in interest on investment securities	(3)	(2)
Less: Benefit for income taxes	(1)	(1)
Reclassification adjustment for net losses realized as a yield adjustment included in net income, net of tax	(2)	(1)
Change in net unrealized gains on investment securities, net of tax	13	90
Balance at end of period, net of tax	$(20)	$99

Accumulated defined benefit pension and other postretirement plans adjustment:
Balance at beginning of period, net of tax	$(350)	$(438)

Actuarial loss arising during the period	—	(191)
Prior service credit arising during the period	—	235
Net defined benefit pension and other postretirement adjustment arising during the period	—	44
Less: Provision for income taxes	—	16
Net defined benefit pension and other postretirement plans adjustment arising during the period, net of tax	—	28

Amortization of actuarial net loss	38	29
Amortization of prior service credit	(20)	—
Amounts recognized in salaries and benefits expense	18	29
Less: Provision for income taxes	7	10
Adjustment for amounts recognized as components of net periodic benefit cost during the period, net of tax	11	19
Change in defined benefit pension and other postretirement plans adjustment, net of tax	11	47
Balance at end of period, net of tax	$(339)	$(391)
Total accumulated other comprehensive loss at end of period, net of tax	$(359)	$(292)

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

NOTE 9 - NET INCOME PER COMMON SHARE
Basic and diluted net income per common share are presented in the following table.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except per share data)	2017	2016	2017	2016
Basic and diluted
Net income	$226	$149	$631	$313
Less:
Income allocated to participating securities	2	1	5	3
Net income attributable to common shares	$224	$148	$626	$310

Basic average common shares	174	171	175	173

Basic net income per common share	$1.29	$0.87	$3.58	$1.80

Basic average common shares	174	171	175	173
Dilutive common stock equivalents:
Net effect of the assumed exercise of stock options	2	2	3	1
Net effect of the assumed exercise of warrants	1	3	1	2
Diluted average common shares	177	176	179	176

Diluted net income per common share	$1.26	$0.84	$3.50	$1.76
The following average shares related to outstanding options to purchase shares of common stock were not included in the computation of diluted net income per common share because the options were anti-dilutive for the period. There were no anti-dilutive options for both the three- and nine-month periods ended September 30, 2017.

(shares in millions)	Three Months Ended September 30, 2016	Nine Months Ended September 30, 2016
Average outstanding options	2.6	4.0
Range of exercise prices	$46.68 - $59.86	$37.26 - $59.86

NOTE 10 - EMPLOYEE BENEFIT PLANS
Net periodic benefit costs are charged to "employee benefits expense" on the consolidated statements of comprehensive income. The components of net periodic benefit cost for the Corporation's qualified pension plan, non-qualified pension plan and postretirement benefit plan are as follows.

Qualified Defined Benefit Pension Plan	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2017	2016	2017	2016
Service cost	$7	$8	$21	$24
Interest cost	19	23	58	69
Expected return on plan assets	(39)	(39)	(118)	(120)
Amortization of prior service (credit) cost	(5)	1	(14)	3
Amortization of net loss	11	7	32	23
Net periodic defined benefit credit	$(7)	$—	$(21)	$(1)

Non-Qualified Defined Benefit Pension Plan	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2017	2016	2017	2016
Service cost	$—	$—	$1	$2
Interest cost	2	3	6	8
Amortization of prior service credit	(2)	(1)	(6)	(3)
Amortization of net loss	2	2	6	5
Net periodic defined benefit cost	$2	$4	$7	$12

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

Postretirement Benefit Plan	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2017	2016	2017	2016
Interest cost	$1	$—	$2	$2
Expected return on plan assets	(1)	(1)	(2)	(3)
Amortization of net loss	—	1	—	1
Net periodic postretirement benefit cost	$—	$—	$—	$—
For further information on the Corporation's employee benefit plans, refer to note 17 to the consolidated financial statements in the Corporation's 2016 Annual Report.
NOTE 11 - INCOME TAXES AND TAX-RELATED ITEMS
Net unrecognized tax benefits were $11 million at September 30, 2017, compared to $15 million at December 31, 2016. The decrease in unrecognized tax benefits of $4 million was primarily due to the recognition of federal settlements partially offset by an increase to established reserves. The Corporation anticipates it is reasonably possible the final settlement of state tax issues will result in a decrease in net unrecognized tax benefits of $1 million within the next twelve months. Included in "accrued expense and other liabilities" on the consolidated balance sheets was a $9 million liability for tax-related interest and penalties at September 30, 2017 compared to $7 million at December 31, 2016.
Net deferred tax assets were $252 million at September 30, 2017, compared to $217 million at December 31, 2016. The increase of $35 million in net deferred tax assets resulted primarily from a decrease in deferred tax liabilities related to lease financing transactions, partially offset by decreases in unrealized losses on investment securities available-for-sale and deferred compensation. Included in deferred tax assets at both September 30, 2017 and December 31, 2016 were $4 million of state net operating loss carryforwards, which expire between 2017 and 2026. The Corporation believes it is more likely than not the benefit from certain of these state net operating loss carryforwards will not be realized and, accordingly, maintained a valuation allowance of $3 million at both September 30, 2017 and December 31, 2016. The determination regarding valuation allowance was based on evidence of loss carryback capacity, projected future reversals of existing taxable temporary differences to absorb the deferred tax assets and assumptions made regarding future events.
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
NOTE 12 - CONTINGENT LIABILITIES
Legal Proceedings
As previously reported in the Corporation's Form 10-K for the year ended December 31, 2016 and Forms 10-Q for the quarters ended March 31, 2017 and June 30, 2017, Comerica Bank, a wholly owned subsidiary of the Corporation, was named in November 2011 as a third-party defendant in Butte Local Development v. Masters Group v. Comerica Bank (“the case”), for lender liability. The case was tried in January 2014, in the Montana Second District Judicial Court for Silver Bow County in Butte, Montana. On January 17, 2014, a jury awarded Masters $52 million against the Bank. On July 1, 2015, after an appeal filed by the Corporation, the Montana Supreme Court reversed the judgment against the Corporation and remanded the case for a new trial with instructions that Michigan contract law should apply and dismissing all other claims. The case was retried in the same district court, without a jury, in January 2017. A ruling is not expected for some time. Management believes that current reserves related to this case are adequate in the event of a negative outcome.
The Corporation and certain of its subsidiaries are subject to various other pending or threatened legal proceedings arising out of the normal course of business or operations. The Corporation believes it has meritorious defenses to the claims asserted against it in its other currently outstanding legal proceedings and, with respect to such legal proceedings, intends to continue to defend itself vigorously, litigating or settling cases according to management’s judgment as to what is in the best interests of the Corporation and its shareholders. Settlement may result from the Corporation's determination that it may be more prudent financially to settle, rather than litigate, and should not be regarded as an admission of liability. On at least a quarterly basis, the Corporation assesses its potential liabilities and contingencies in connection with outstanding legal proceedings utilizing the latest information

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

available. On a case-by-case basis, reserves are established for those legal claims for which it is probable that a loss will be incurred either as a result of a settlement or judgment, and the amount of such loss can be reasonably estimated. The actual costs of resolving these claims may be substantially higher or lower than the amounts reserved. Based on current knowledge, and after consultation with legal counsel, management believes that current reserves are adequate, and the amount of any incremental liability arising from these matters is not expected to have a material adverse effect on the Corporation’s consolidated financial condition, consolidated results of operations or consolidated cash flows. Legal fees of $4 million were included in "other noninterest expenses" on the consolidated statements of income for each of the three-month periods ended September 30, 2017 and 2016, and $14 million for each of the nine-month periods ended September 30, 2017 and 2016.
For matters where a loss is not probable, the Corporation has not established legal reserves. The Corporation believes the estimate of the aggregate range of reasonably possible losses, in excess of reserves established, for all legal proceedings in which it is involved is from zero to approximately $28 million at September 30, 2017. This estimated aggregate range of reasonably possible losses is based upon currently available information for those proceedings in which the Corporation is involved, taking into account the Corporation’s best estimate of such losses for those cases for which such estimate can be made. For certain cases, the Corporation does not believe that an estimate can currently be made. The Corporation’s estimate involves significant judgment, given the varying stages of the proceedings (including the fact that many are currently in preliminary stages), the existence in certain proceedings of multiple defendants (including the Corporation) whose share of liability has yet to be determined, the numerous yet-unresolved issues in many of the proceedings (including issues regarding class certification and the scope of many of the claims) and the attendant uncertainty of the various potential outcomes of such proceedings. Accordingly, the Corporation’s estimate will change from time to time, and actual losses may be more or less than the current estimate.
In the event of unexpected future developments, it is possible that the ultimate resolution of these matters, if unfavorable, may be material to the Corporation's consolidated financial condition, consolidated results of operations or consolidated cash flows.
For information regarding income tax contingencies, refer to note 11.
NOTE 13 - RESTRUCTURING CHARGES
The Corporation approved and launched an initiative in the second quarter 2016 designed to reduce overhead and increase revenue (the GEAR Up initiative). The actions in the initiative include, but are not limited to, a reduction in workforce, a new retirement program, streamlining operational processes, real estate optimization including consolidating 38 banking centers as well as reducing office and operations space, selective outsourcing of technology functions, reduction of technology system applications, enhanced sales tools and training, expanded product offerings and improved customer analytics to drive opportunities.
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

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries
Restructuring charges are recorded as a component of noninterest expenses on the consolidated statements of comprehensive income. The following table presents changes in restructuring reserves, cumulative charges incurred to date and total expected restructuring charges:

(in millions)	Employee Costs	Facilities Costs	Technology Costs	Other Costs	Total

Three Months Ended September 30, 2017
Balance at beginning of period	$6	$—	$3	$2	$11
Restructuring charges	1	—	5	1	7
Payments	(1)	—	(4)	(1)	(6)
Balance at end of period	$6	$—	$4	$2	$12

Three Months Ended September 30, 2016
Balance at beginning of period	$46	$—	$—	$4	$50
Restructuring charges	4	5	—	11	20
Payments	(12)	(1)	—	(8)	(21)
Adjustments for non-cash charges (a)	2	(4)	—	—	(2)
Balance at end of period	$40	$—	$—	$7	$47

Nine Months Ended September 30, 2017
Balance at beginning of period	$10	$4	$—	$4	$18
Restructuring charges	5	5	17	5	32
Payments	(9)	(9)	(8)	(7)	(33)
Adjustments for non-cash charges (a)	—	—	(5)	—	(5)
Balance at end of period	$6	$—	$4	$2	$12

Nine Months Ended September 30, 2016
Balance at beginning of period	$—	$—	$—	$—	$—
Restructuring charges	50	5	—	18	73
Payments	(12)	(1)	—	(11)	(24)
Adjustments for non-cash charges (a)	2	(4)	—	—	(2)
Balance at end of period	$40	$—	$—	$7	$47

Total restructuring charges incurred to date	$57	$20	$17	$31	$125
Total expected restructuring charges (b)	65 - 70	30	55 - 60	35	185 - 195

(a)
Adjustments for non-cash charges primarily include the benefit from forfeitures of nonvested stock compensation in Employee Costs, accelerated depreciation expense in Facilities Costs and impairments of previously capitalized software costs in Technology Costs.

(b)	Restructuring activities are expected to be substantially completed by 12/31/2018.
Restructuring charges directly attributable to a business segment are assigned to that business segment. Restructuring charges incurred by areas whose services support the overall Corporation are allocated based on the methodology described in note 23 to the consolidated financial statements in the Corporation's 2016 Annual Report. Total restructuring charges assigned to the Business Bank, Retail Bank and Wealth Management were $4 million, $2 million and $1 million, respectively, for the three months ended September 30, 2017 and $17 million, $10 million and $5 million, respectively, for the nine months ended September 30, 2017. Total restructuring charges assigned to the Business Bank, Retail Bank and Wealth Management were $10 million, $8 million and $2 million, respectively, for the three months ended September 30, 2016 and $36 million, $27 million, and $10 million, respectively, for the nine months ended September 30, 2016. Remaining expected restructuring charges will be assigned to the business segments using the same methodology. Facilities costs pertaining to the consolidation of banking centers primarily impacted the Retail Bank.
NOTE 14 - BUSINESS SEGMENT INFORMATION
The Corporation has strategically aligned its operations into three major business segments: the Business Bank, the Retail Bank and Wealth Management. These business segments are differentiated based on the type of customer and the related products and services provided. In addition to the three major business segments, the Finance Division is also reported as a segment. Business segment results are produced by the Corporation’s internal management accounting system. This system measures financial results based on the internal business unit structure of the Corporation. The performance of the business segments is not comparable with the Corporation's consolidated results and is not necessarily comparable with similar information for any other financial institution. Additionally, because of the interrelationships of the various segments, the information presented is not indicative of how the segments would perform if they operated as independent entities. The management accounting system assigns balance sheet and

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

income statement items to each business segment using certain methodologies, which are regularly reviewed and refined. From time to time, the Corporation may make reclassifications among the segments to more appropriately reflect management's current view of the segments, and methodologies may be modified as the management accounting system is enhanced and changes occur in the organizational structure and/or product lines. For comparability purposes, amounts in all periods are based on business unit structure and methodologies in effect at September 30, 2017.
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

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

Business segment financial results are as follows:

(dollar amounts in millions)	Business Bank	Retail Bank	Wealth Management	Finance	Other		Total
Three Months Ended September 30, 2017
Earnings summary:
Net interest income (expense)	$356	$165	$45	$(30)	$10		$546
Provision for credit losses	16	(1)	10	—	(1)		24
Noninterest income	148	49	63	13	2		275
Noninterest expenses	199	184	70	(1)	11		463
Provision (benefit) for income taxes	99	10	10	(10)	(1)	(a)	108
Net income (loss)	$190	$21	$18	$(6)	$3		$226
Net credit-related charge-offs (recoveries)	$28	$(1)	$(2)	$—	$—		$25

Selected average balances:
Assets	$38,917	$6,455	$5,416	$13,996	$6,467		$71,251
Loans	37,559	5,834	5,270	—	—		48,663
Deposits	28,115	23,918	4,054	270	136		56,493

Statistical data:
Return on average assets (b)	1.94%	0.33%	1.28%	N/M	N/M		1.25%
Efficiency ratio (c)	39.32	85.51	65.23	N/M	N/M		56.24

(dollar amounts in millions)	Business Bank	Retail Bank	Wealth Management	Finance	Other	Total
Three Months Ended September 30, 2016
Earnings summary:
Net interest income (expense)	$356	$156	$41	$(109)	$6	$450
Provision for credit losses	2	10	(1)	—	5	16
Noninterest income	145	50	61	13	3	272
Noninterest expenses	215	195	75	(1)	9	493
Provision (benefit) for income taxes	95	—	10	(37)	(4)	64
Net income (loss)	$189	$1	$18	$(58)	$(1)	$149
Net credit-related charge-offs (recoveries)	$14	$3	$(1)	$—	$—	$16

Selected average balances:
Assets	$39,618	$6,544	$5,283	$14,144	$7,320	$72,909
Loans	38,243	5,871	5,092	—	—	49,206
Deposits	30,019	23,654	4,030	98	264	58,065

Statistical data:
Return on average assets (b)	1.90%	—%	1.35%	N/M	N/M	0.82%
Efficiency ratio (c)	42.77	95.08	73.64	N/M	N/M	68.15

(a)	Includes tax benefit of $2 million from employee stock transactions.

(b)	Return on average assets is calculated based on the greater of average assets or average liabilities and attributed equity.

(c)	Noninterest expenses as a percentage of the sum of net interest income (fully taxable equivalent basis) and noninterest income excluding net securities gains (losses).
N/M – not meaningful

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

(dollar amounts in millions)	Business Bank	Retail Bank	Wealth Management	Finance	Other		Total
Nine Months Ended September 30, 2017
Earnings summary:
Net interest income (expense)	$1,025	$487	$127	$(150)	$27		$1,516
Provision for credit losses	39	16	6	—	(4)		57
Noninterest income	445	144	191	34	8		822
Noninterest expenses	592	543	211	(3)	34		1,377
Provision (benefit) for income taxes	291	25	37	(51)	(29)	(a)	273
Net income (loss)	$548	$47	$64	$(62)	$34		$631
Net credit-related charge-offs (recoveries)	$67	$13	$(4)	$—	$—		$76

Selected average balances:
Assets	$38,632	$6,489	$5,418	$13,959	$6,972		$71,470
Loans	37,301	5,864	5,266	—	—		48,431
Deposits	28,831	23,883	4,046	190	178		57,128

Statistical data:
Return on average assets (b)	1.89%	0.26%	1.58%	N/M	N/M		1.18%
Efficiency ratio (c)	40.26	85.43	66.28	N/M	N/M		58.74

(dollar amounts in millions)	Business Bank	Retail Bank	Wealth Management	Finance	Other	Total
Nine Months Ended September 30, 2016
Earnings summary:
Net interest income (expense)	$1,064	$462	$125	$(326)	$17	$1,342
Provision for credit losses	200	13	(3)	—	3	213
Noninterest income	426	141	182	33	2	784
Noninterest expenses	643	579	229	(2)	20	1,469
Provision (benefit) for income taxes	214	3	29	(112)	(3)	131
Net income (loss)	$433	$8	$52	$(179)	$(1)	$313
Net credit-related charge-offs	$113	$6	$2	$—	$—	$121

Selected average balances:
Assets	$39,589	$6,548	$5,220	$13,955	$5,630	$70,942
Loans	38,126	5,872	5,025	—	—	49,023
Deposits	29,195	23,438	4,137	81	251	57,102

Statistical data:
Return on average assets (b)	1.46%	0.05%	1.33%	N/M	N/M	0.59%
Efficiency ratio (c)	43.11	95.30	74.64	N/M	N/M	68.88

(a)	Includes tax benefit of $31 million from employee stock transactions.

(b)	Return on average assets is calculated based on the greater of average assets or average liabilities and attributed equity.

(c)	Noninterest expenses as a percentage of the sum of net interest income (fully taxable equivalent basis) and noninterest income excluding net securities gains (losses).
N/M – not meaningful
The Corporation operates in three primary markets - Texas, California, and Michigan, as well as in Arizona and Florida, with select businesses operating in several other states, and in Canada and Mexico. The Corporation produces market segment results for the Corporation’s three primary geographic markets as well as Other Markets. Other Markets includes Florida, Arizona, the International Finance division and businesses with a national perspective. The Finance & Other category includes the Finance segment and the Other category as previously described. Market segment results are provided as supplemental information to the business segment results and may not meet all operating segment criteria as set forth in GAAP. For comparability purposes, amounts in all periods are based on market segments and methodologies in effect at September 30, 2017.
A discussion of the financial results and the factors impacting performance can be found in the section entitled "Market Segments" in the financial review.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

Market segment financial results are as follows:

(dollar amounts in millions)	Michigan	California	Texas	Other Markets	Finance & Other		Total
Three Months Ended September 30, 2017
Earnings summary:
Net interest income (expense)	$172	$184	$123	$87	$(20)		$546
Provision for credit losses	8	24	(22)	15	(1)		24
Noninterest income	79	41	33	107	15		275
Noninterest expenses	144	103	92	114	10		463
Provision (benefit) for income taxes	34	37	31	17	(11)	(a)	108
Net income (loss)	$65	$61	$55	$48	$(3)		$226
Net credit-related charge-offs	$2	$10	$9	$4	$—		$25

Selected average balances:
Assets	$13,367	$18,170	$10,435	$8,816	$20,463		$71,251
Loans	12,612	17,916	9,959	8,176	—		48,663
Deposits	21,641	17,316	9,400	7,730	406		56,493

Statistical data:
Return on average assets (b)	1.14%	1.32%	2.05%	2.15%	N/M		1.25%
Efficiency ratio (c)	57.15	45.59	58.74	58.79	N/M		56.24

(dollar amounts in millions)	Michigan	California	Texas	Other Markets	Finance & Other	Total
Three Months Ended September 30, 2016
Earnings summary:
Net interest income (expense)	$168	$179	$117	$89	$(103)	$450
Provision for credit losses	13	(4)	(3)	5	5	16
Noninterest income	82	44	33	97	16	272
Noninterest expenses	161	110	102	112	8	493
Provision (benefit) for income taxes	26	43	18	18	(41)	64
Net income (loss)	$50	$74	$33	$51	$(59)	$149
Net credit-related charge-offs	$1	$—	$10	$5	$—	$16

Selected average balances:
Assets	$13,019	$18,088	$11,014	$9,324	$21,464	$72,909
Loans	12,332	17,793	10,566	8,515	—	49,206
Deposits	21,907	17,711	9,860	8,225	362	58,065

Statistical data:
Return on average assets (b)	0.87%	1.58%	1.13%	2.19%	N/M	0.82%
Efficiency ratio (c)	64.64	48.93	68.12	60.18	N/M	68.15

(a)	Includes tax benefit of $2 million from employee stock transactions.

(b)	Return on average assets is calculated based on the greater of average assets or average liabilities and attributed equity.

(c)	Noninterest expenses as a percentage of the sum of net interest income (fully taxable equivalent basis) and noninterest income excluding net securities gains (losses).
N/M – not meaningful

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

(dollar amounts in millions)	Michigan	California	Texas	Other Markets	Finance & Other		Total
Nine Months Ended September 30, 2017
Earnings summary:
Net interest income (expense)	$510	$531	$350	$248	$(123)		$1,516
Provision for credit losses	3	70	(45)	33	(4)		57
Noninterest income	242	128	98	312	42		822
Noninterest expenses	439	297	280	330	31		1,377
Provision (benefit) for income taxes	110	111	78	54	(80)	(a)	273
Net income (loss)	$200	$181	$135	$143	$(28)		$631
Net credit-related charge-offs (recoveries)	$(2)	$28	$36	$14	$—		$76

Selected average balances:
Assets	$13,331	$18,201	$10,490	$8,517	$20,931		$71,470
Loans	12,637	17,930	10,028	7,836	—		48,431
Deposits	21,827	17,301	9,712	7,920	368		57,128

Statistical data:
Return on average assets (b)	1.18%	1.33%	1.64%	2.20%	N/M		1.18%
Efficiency ratio (c)	58.22	44.87	62.54	58.86	N/M		58.74

(dollar amounts in millions)	Michigan	California	Texas	Other Markets	Finance & Other	Total
Nine Months Ended September 30, 2016
Earnings summary:
Net interest income (expense)	$503	$532	$355	$261	$(309)	$1,342
Provision for credit losses	10	8	199	(7)	3	213
Noninterest income	239	121	96	293	35	784
Noninterest expenses	470	334	316	331	18	1,469
Provision (benefit) for income taxes	88	115	(21)	64	(115)	131
Net income (loss)	$174	$196	$(43)	$166	$(180)	$313
Net credit-related charge-offs	$6	$25	$88	$2	$—	$121

Selected average balances:
Assets	$13,135	$17,980	$11,198	$9,044	$19,585	$70,942
Loans	12,484	17,700	10,722	8,117	—	49,023
Deposits	21,699	17,121	10,096	7,854	332	57,102

Statistical data:
Return on average assets (b)	1.03%	1.44%	(0.49)%	2.46%	N/M	0.59%
Efficiency ratio (c)	63.09	51.02	70.00	59.70	N/M	68.88

(a)	Includes tax benefit of $31 million from employee stock transactions.

(b)	Return on average assets is calculated based on the greater of average assets or average liabilities and attributed equity.

(c)	Noninterest expenses as a percentage of the sum of net interest income (fully taxable equivalent basis) and noninterest income excluding net securities gains (losses).
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

RESULTS OF OPERATIONS
Net income for the three months ended September 30, 2017 was $226 million, an increase of $77 million from $149 million reported for the three months ended September 30, 2016. Net income per diluted common share was $1.26 for the third quarter 2017 compared to $0.84 for the third quarter 2016. The increase in net income primarily reflected an increase in net interest income, primarily due to a net benefit from higher short-term rates and elevated interest recoveries, as well as a decrease in noninterest expenses, largely driven by the GEAR Up initiative. Net income included after-tax interest recoveries of $11 million (+6 cents per share) and $1 million (less than +1 cent per share) for the three-months ended September 30, 2017 and 2016, respectively. Additionally, net income included the after-tax impact of restructuring charges of $4 million (-2 cents per share) and $13 million (-7 cents per share) for the three-months ended September 30, 2017 and 2016, respectively.
Net income for the nine months ended September 30, 2017 was $631 million, an increase of $318 million from $313 million reported for the nine months ended September 30, 2016. Net income per diluted common share was $3.50 for the nine months ended September 30, 2017 compared to $1.76 for the nine months ended September 30, 2016. The increase in net income primarily reflected an increase in net interest income due to a net benefit from higher short-term rates and elevated interest recoveries as well as improved credit quality, an increase in noninterest income and a decrease in noninterest expenses. The increase in noninterest income and decrease in noninterest expense was largely driven by the GEAR Up initiative. Net income included after-tax interest recoveries of $15 million (+8 cents per share) and $7 million (+4 cents per share) for the nine-month periods ended September 30, 2017 and 2016, respectively. Net income included the after-tax impact of restructuring charges of $21 million (-11 cents per share) and $46 million (-26 cents per share) for the nine-month periods ended September 30, 2017 and 2016, respectively. Additionally, net income for the nine months ended September 30, 2017 included $31 million of tax benefits from employee stock transactions (+17 cents per share).
Growth in Efficiency and Revenue Initiative
The Corporation launched the GEAR Up initiative in 2016 in order to meaningfully enhance profitability. Full year 2017, 2018 and 2019 pre-tax income, before restructuring charges, is expected to include benefits from actions identified under this initiative of approximately $180 million, $270 million and $305 million, respectively. Additional financial targets expected from GEAR Up include a consistent double-digit return on equity and an efficiency ratio at or below 60 percent.

•
Expense reductions are expected to save approximately $150 million, $200 million and $215 million in full-year 2017, 2018 and 2019, respectively. This is being achieved from a reduction in workforce, a new retirement program, streamlining operational processes, real estate optimization including consolidating banking centers as well as reducing office and operations space, selective outsourcing of technology functions and reduction of technology system applications.

•
Revenue enhancements are expected to be approximately $30 million in full-year 2017, increasing to approximately $70 million in full-year 2018, and approximately $90 million in full-year 2019, through expanded product offerings, enhanced sales tools and training and improved customer analytics to drive opportunities.

•
Pre-tax restructuring charges of $185 million to $195 million in total are expected to be incurred from inception through 2018, including about $47 million in 2017. Cumulative pre-tax restructuring charges of $125 million have been incurred through September 30, 2017. For additional information regarding restructuring charges, refer to note 13 to the consolidated financial statements.

The impact of increases in short-term rates and the execution of certain GEAR Up initiatives helped lower the efficiency ratio to 56.2 percent for the three months ended September 30, 2017, compared to 68.2 percent for the three months ended September 30, 2016. Since the initiative began in June 2016, the Corporation has closed 38 banking centers and reduced the amount of full time equivalent employees by over 800, largely attributable to the GEAR Up initiatives. These actions also contributed to an increase in return on equity to 11.2 percent for the three months ended September 30, 2017 compared to 7.8 percent for the three months ended September 30, 2016.
Fourth Quarter 2017 Outlook Compared to Third Quarter 2017
For fourth quarter 2017 compared to third quarter 2017, management expects the following, assuming a continuation of the current economic and low rate environment as well as contributions from the GEAR Up initiative:

•
Growth in average loans of approximately 1 percent, reflecting a seasonal increase in National Dealer Services and increases in general Middle Market, Corporate Banking and Technology and Life Sciences, partially offset by a seasonal decrease in Mortgage Banker Finance.

•	Net interest income to reflect lower nonaccrual interest recoveries, partially offset by loan growth.

•	Provision for credit losses to reflect continued solid performance of the overall portfolio.

◦	Provision of 20-25 basis points and net charge-offs to remain low.

•
Noninterest income to benefit from the execution of GEAR Up opportunities driving increases in treasury management income, card fees and fiduciary income, offset by lower noncustomer-driven income such as bank-owned life insurance.

•	Noninterest expenses impacted by restructuring expenses of about $15 million and expenses tied to revenue growth, such as outside processing expenses and advertising.

•	Income tax expense to approximate 33 percent of pre-tax income, assuming no further tax impact from employee stock transactions.
Net Interest Income
The "Quarterly Analysis of Net Interest Income & Rate/Volume" table that follows provides an analysis of net interest income for the three months ended September 30, 2017 and 2016 and details the components of the change in net interest income for the three months ended September 30, 2017 compared to the same period in the prior year.
Quarterly Analysis of Net Interest Income & Rate/Volume

	Three Months Ended
	September 30, 2017			September 30, 2016
(dollar amounts in millions)	Average Balance	Interest	Average Rate (a)	Average Balance	Interest	Average Rate (a)
Commercial loans	$30,603	$312	4.07%	$31,132	$253	3.25%
Real estate construction loans	2,933	33	4.36	2,646	24	3.57
Commercial mortgage loans	8,977	95	4.20	9,012	78	3.43
Lease financing	470	3	3.36	662	5	3.30
International loans	1,156	12	4.13	1,349	12	3.56
Residential mortgage loans	2,005	20	3.95	1,883	18	3.74
Consumer loans	2,519	25	3.84	2,522	21	3.31
Total loans	48,663	500	4.09	49,206	411	3.33

Mortgage-backed securities (b)	9,361	50	2.17	9,359	50	2.17
Other investment securities	2,883	12	1.69	3,014	11	1.51
Total investment securities (b)	12,244	62	2.06	12,373	61	2.01

Interest-bearing deposits with banks	5,086	17	1.26	5,967	8	0.51
Other short-term investments	91	—	0.72	102	—	0.43
Total earning assets	66,084	579	3.49	67,648	480	2.84

Cash and due from banks	1,234			1,152
Allowance for loan losses	(718)			(749)
Accrued income and other assets	4,651			4,858
Total assets	$71,251			$72,909

Money market and interest-bearing checking deposits	$20,819	9	0.15	$22,415	7	0.12
Savings deposits	2,152	—	0.02	2,042	—	0.03
Customer certificates of deposit	2,390	2	0.36	3,129	3	0.40
Foreign office time deposits	75	—	0.66	25	—	0.37
Total interest-bearing deposits	25,436	11	0.16	27,611	10	0.14

Short-term borrowings	815	3	1.15	17	—	0.47
Medium- and long-term debt	4,936	19	1.61	5,907	20	1.36
Total interest-bearing sources	31,187	33	0.42	33,535	30	0.36

Noninterest-bearing deposits	31,057			30,454
Accrued expenses and other liabilities	999			1,243
Total shareholders’ equity	8,008			7,677
Total liabilities and shareholders’ equity	$71,251			$72,909

Net interest income/rate spread		$546	3.07		$450	2.48

Impact of net noninterest-bearing sources of funds			0.22			0.18
Net interest margin (as a percentage of average earning assets)			3.29%			2.66%

(a)	Average rate is calculated on a fully taxable equivalent (FTE) basis using a federal tax rate of 35%. The FTE adjustments included in the rate calculations totaled $1 million in each period presented.

(b)	Includes investment securities available-for-sale and investment securities held-to-maturity.

Quarterly Analysis of Net Interest Income & Rate/Volume (continued)

	Three Months Ended
	September 30, 2017/September 30, 2016
(in millions)	Increase (Decrease) Due to Rate	Increase (Decrease) Due to Volume (a)	Net Increase (Decrease)
Interest Income:
Loans	$93	$(4)	$89
Investment securities (b)	1	—	1
Interest-bearing deposits with banks	12	(3)	9
Total interest income	106	(7)	99
Interest Expense:
Interest-bearing deposits	2	(1)	1
Short-term borrowings	—	3	3
Medium- and long-term debt	5	(6)	(1)
Total interest expense	7	(4)	3
Net interest income	$99	$(3)	$96

(a)	Rate/volume variances are allocated to variances due to volume.

(b)	Includes investment securities available-for-sale and investment securities held-to-maturity.
Net interest income was $546 million for the three months ended September 30, 2017, an increase of $96 million, compared to $450 million for the three months ended September 30, 2016. The increase in net interest income primarily reflected the benefit from higher short-term rates and a $15 million increase in loan interest recoveries. The net interest margin (FTE) for the three months ended September 30, 2017 increased 63 basis points to 3.29 percent, from 2.66 percent for the comparable period in 2016, primarily from higher yields on loans and FRB deposits, reflecting the benefit from higher short-term rates (+54 basis points), and elevated loan interest recoveries (+9 basis points).

Year-to-Date Analysis of Net Interest Income & Rate/Volume

	Nine Months Ended
	September 30, 2017			September 30, 2016
(dollar amounts in millions)	Average Balance	Interest	Average Rate (a)	Average Balance	Interest	Average Rate (a)
Commercial loans	$30,313	$851	3.77%	$31,152	$753	3.24%
Real estate construction loans	2,934	90	4.09	2,397	65	3.61
Commercial mortgage loans	8,988	265	3.94	9,002	236	3.50
Lease financing	522	9	2.42	706	15	2.86
International loans	1,168	35	3.96	1,388	38	3.61
Residential mortgage loans	1,981	55	3.71	1,885	54	3.81
Consumer loans	2,525	69	3.63	2,493	62	3.34
Total loans	48,431	1,374	3.80	49,023	1,223	3.34

Mortgage-backed securities (b)	9,335	150	2.16	9,347	152	2.20
Other investment securities	2,890	36	1.66	3,008	33	1.50
Total investment securities (b)	12,225	186	2.04	12,355	185	2.03

Interest-bearing deposits with banks	5,598	44	1.03	4,313	17	0.50
Other short-term investments	92	—	0.66	105	—	0.65
Total earning assets	66,346	1,604	3.24	65,796	1,425	2.90

Cash and due from banks	1,187			1,098
Allowance for loan losses	(728)			(726)
Accrued income and other assets	4,665			4,774
Total assets	$71,470			$70,942

Money market and interest-bearing checking deposits	$21,645	23	0.14	$22,797	20	0.11
Savings deposits	2,127	—	0.02	1,996	—	0.02
Customer certificates of deposit	2,543	6	0.37	3,308	10	0.40
Foreign office time deposits	59	—	0.60	35	—	0.34
Total interest-bearing deposits	26,374	29	0.15	28,136	30	0.14

Short-term borrowings	331	3	1.14	180	—	0.45
Medium- and long-term debt	5,084	56	1.46	4,695	53	1.51
Total interest-bearing sources	31,789	88	0.37	33,011	83	0.33

Noninterest-bearing deposits	30,754			28,966
Accrued expenses and other liabilities	988			1,311
Total shareholders’ equity	7,939			7,654
Total liabilities and shareholders’ equity	$71,470			$70,942

Net interest income/rate spread		$1,516	2.87		$1,342	2.57

Impact of net noninterest-bearing sources of funds			0.19			0.17
Net interest margin (as a percentage of average earning assets)			3.06%			2.74%

(a)	Average rate is calculated on an FTE basis using a federal tax rate of 35%. The FTE adjustments included in the rate calculations totaled$3 million in each period presented.

(b)	Includes investment securities available-for-sale and investment securities held-to-maturity.

Quarterly Analysis of Net Interest Income & Rate/Volume (continued)

	Nine Months Ended
	September 30, 2017/September 30, 2016
(in millions)	Increase (Decrease) Due to Rate	Increase (Decrease) Due to Volume (a)	Net Increase (Decrease)
Interest Income:
Loans	$165	$(14)	$151
Investment securities (b)	—	1	1
Interest-bearing deposits with banks	17	10	27
Total interest income	182	(3)	179
Interest Expense:
Interest-bearing deposits	2	(3)	(1)
Short-term borrowings	1	2	3
Medium- and long-term debt	7	(4)	3
Total interest expense	10	(5)	5
Net interest income	$172	$2	$174

(a)	Rate/volume variances are allocated to variances due to volume.

(b)	Includes investment securities available-for-sale and investment securities held-to-maturity.
Net interest income was $1.5 billion for the nine months ended September 30, 2017, an increase of $174 million, compared to $1.3 billion for the nine months ended September 30, 2016. The increase in net interest income primarily reflected the benefit from higher short-term rates and a $12 million increase in loan interest recoveries, partially offset by the impact of one fewer day in 2017. The net interest margin (FTE) for the nine months ended September 30, 2017 increased 32 basis points to 3.06 percent, from 2.74 percent for the comparable period in 2016, primarily from higher yields on loans and FRB deposits, reflecting the benefit from the increase in short-term rates and elevated loan interest recoveries, partially offset by the impact of the increase in lower-yielding average balances deposited with the FRB.
For further discussion of the effects of market rates on net interest income, refer to the "Market and Liquidity Risk" section of this financial review.
Provision for Credit Losses
The provision for credit losses was $24 million and $16 million for the three-month periods ended September 30, 2017 and 2016, respectively, and $57 million and $213 million for the nine-month periods ended September 30, 2017 and 2016, respectively. The provision for credit losses includes both the provision for loan losses and the provision for credit losses on lending-related commitments. The provision for loan losses is recorded to maintain the allowance for loan losses at the level deemed appropriate by the Corporation to cover probable credit losses inherent in the portfolio.

The provision for loan losses was $31 million for the three months ended September 30, 2017, compared to $14 million for the three months ended September 30, 2016. The $17 million increase in the provision primarily reflected an increase in qualitative reserves for potential losses, including loans impacted by hurricanes in the third quarter 2017. Gross charge-offs increased $2 million to $37 million, and recoveries decreased $7 million to $12 million, resulting in net loan charge-offs of $25 million, or 0.21 percent of average total loans, in the three months ended September 30, 2017 compared to $16 million, or 0.13 percent, for the three months ended September 30, 2016. The decrease in recoveries primarily reflected high recoveries in third quarter 2016.

The provision for loan losses was $57 million for the nine months ended September 30, 2017, compared to $202 million for the same period in the prior year. The $145 million decrease in the provision primarily reflected the improvement in the credit quality of the Energy and energy-related portfolio. Net loan charge-offs in the nine months ended September 30, 2017 decreased $34 million to $76 million, or 0.21 percent of average total loans, compared to $110 million, or 0.30 percent, for the nine months ended September 30, 2016. The decrease in net loan charge-offs primarily reflected lower Energy charge-offs.
The provision for credit losses on lending-related commitments is recorded to maintain the allowance for credit losses on lending-related commitments at the level deemed appropriate by the Corporation to cover probable credit losses inherent in lending-related commitments. The provision for credit losses on lending-related commitments was a benefit of $7 million and a provision of $2 million for the three months ended September 30, 2017 and 2016, respectively. The $9 million decrease in the provision for credit losses on lending-related commitments in the three months ended September 30, 2017 compared to the same period in 2016 primarily reflected improved credit quality in the letters of credit portfolio. There was no provision for credit losses on lending-related commitments for the nine months ended September 30, 2017 compared to $11 million for the same period in 2016. There were no lending–related commitment charge–offs for both the three-month periods ended September 30, 2017 and

2016 as well as the nine months ended September 30, 2017. Lending–related commitment charge–offs of $11 million during the nine months ended September 30, 2016 were the result of credit deterioration in certain Corporate Banking and Energy unfunded commitments.
For further information regarding Energy and energy-related loans, refer to the "Energy Lending" subheading in the "Risk Management" section of this financial review. An analysis of the allowance for credit losses and nonperforming assets is presented under the "Credit Risk" subheading in the "Risk Management" section of this financial review.
Noninterest Income

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2017	2016	2017	2016
Card fees	$85	$76	$242	$224
Service charges on deposit accounts	57	55	172	165
Fiduciary income	48	47	148	142
Commercial lending fees	21	26	63	68
Letter of credit fees	11	12	34	38
Bank-owned life insurance	12	12	31	30
Foreign exchange income	11	10	33	31
Brokerage fees	6	5	17	14
Net securities losses	(1)	—	(3)	(3)
Other noninterest income (a)	25	29	85	75
Total noninterest income	$275	$272	$822	$784

(a)	The table below provides further details on certain categories included in other noninterest income.
Noninterest income increased $3 million to $275 million for the three months ended September 30, 2017, compared to $272 million for the same period in 2016, primarily due to an increase of $9 million in card fees, partially offset by a decrease of $5 million in commercial lending fees primarily due to lower syndication agent fees.
Noninterest income increased $38 million to $822 million for the nine months ended September 30, 2017, compared to $784 million for the same period in the prior year, in part due to the impact of GEAR Up initiatives, partially offset by decreases of $5 million in commercial lending fees, largely due to lower syndication agent fees, and $4 million in letter of credit fees.
The following table illustrates certain categories included in "other noninterest income" on the consolidated statements of comprehensive income.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2017	2016	2017	2016
Customer derivative income	$6	$6	$20	$15
Investment banking fees	2	3	7	6
Deferred compensation asset returns (a)	1	2	6	2
Insurance commissions	2	3	6	8
Securities trading income	2	—	6	4
Risk management hedge income	—	—	1	4
Income from principal investing and warrants	1	3	5	5
All other noninterest income	11	12	34	31
Other noninterest income	$25	$29	$85	$75

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

Noninterest Expenses

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2017	2016	2017	2016
Salaries and benefits expense	$225	$247	$677	$742
Outside processing fee expense	92	86	267	247
Net occupancy expense	38	40	114	117
Equipment expense	12	13	34	40
Restructuring charges	7	20	32	73
Software expense	35	31	95	90
FDIC insurance expense	13	14	38	39
Advertising expense	8	5	19	15
Litigation-related expense	—	—	(2)	—
Other noninterest expenses	33	37	103	106
Total noninterest expenses	$463	$493	$1,377	$1,469
Noninterest expenses decreased $30 million to $463 million for the three months ended September 30, 2017, compared to $493 million for the same period in 2016, primarily reflecting decreases in salaries and benefits expense of $22 million, largely driven by the GEAR Up initiative, $13 million in restructuring charges and $4 million in consultant fees, partially offset by increases of $6 million in outside processing fees primarily tied to revenue-generating activities and $4 million in technology costs.
Noninterest expenses decreased $92 million to $1.4 billion for the nine months ended September 30, 2017, compared to $1.5 billion for the same period in 2016, primarily reflecting decreases of $61 million in salaries and benefits expense, largely driven by the GEAR Up initiative, and $41 million in restructuring charges, partially offset by a $20 million increase in outside processing fees primarily tied to revenue-generating activities.
For further information about restructuring charges associated with the GEAR Up initiative, see note 13 to the consolidated financial statements.
Provision for Income Taxes
The provision for income taxes increased $44 million to $108 million for the three months ended September 30, 2017, compared to $64 million for the same period in 2016, and increased $142 million to $273 million for the nine months ended September 30, 2017, compared to $131 million for the same period in 2016. The increases were primarily due to increases in pretax income, partially offset by tax benefits from employee stock transactions as a result of new accounting guidance for stock compensation effective January 1, 2017. Income tax benefits from employee stock transactions were $2 million and $31 million for the three- and nine-month periods ended September 30, 2017, respectively.
For further information about the new accounting guidance for stock compensation, see note 1 to the consolidated financial statements.
STRATEGIC LINES OF BUSINESS
The Corporation has strategically aligned its operations into three major business segments: the Business Bank, the Retail Bank and Wealth Management. These business segments are differentiated based on the type of customer and the related products and services provided. In addition to the three major business segments, the Finance division is also reported as a segment. The Other category includes items not directly associated with these business segments or the Finance segment. The performance of the business segments is not comparable with the Corporation's consolidated results and is not necessarily comparable with similar information for any other financial institution. Additionally, because of the interrelationships of the various segments, the information presented is not indicative of how the segments would perform if they operated as independent entities. Market segment results are also provided for the Corporation's three primary geographic markets: Michigan, California and Texas. In addition to the three primary geographic markets, Other Markets is also reported as a market segment. Note 14 to the consolidated financial statements describes the business activities of each business segment and presents financial results of these business and market segments for the three- and nine-month periods ended September 30, 2017 and 2016.
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
Net interest income for each segment reflects the interest income generated by earning assets less interest expense on interest-bearing liabilities plus the net impact from associated internal funds transfer pricing (FTP). Funds transfer pricing credit rates for deposits reflect the long-term value of deposits, based on their implied maturities, and FTP charge rates for funding assets reflect a matched cost of funds based on the pricing and duration characteristics of the assets. Therefore, net interest income for each s egment primarily reflects the volume and associated FTP impacts of loan and deposit levels as well as one fewer day in the nine months ended September 30, 2017, compared to the same period in the prior year. FTP crediting rates on deposits were generally higher in the nine months ended September 30, 2017 than in the same period in the prior year, and, as a result, net interest income for deposit-providing business segments has been positively impacted during the current year. As overall market rates increased, FTP charges for funding loans increased for asset-generating business segments in the nine months ended September 30, 2017, compared to the same period in the prior year.
Business Segments
The following table presents net income (loss) by business segment.

	Nine Months Ended September 30,
(dollar amounts in millions)	2017		2016
Business Bank	$548	83%	$433	87%
Retail Bank	47	7	8	2
Wealth Management	64	10	52	11
	659	100%	493	100%
Finance	(62)		(179)
Other (a)	34		(1)
Total	$631		$313
(a)    Includes a tax benefit of $31 million from employee stock transactions for the nine months ended September 30, 2017 and items not directly associated with the three major business segments or the Finance Division.
The Business Bank's net income of $548 million for the nine months ended September 30, 2017 increased $115 million compared to the nine months ended September 30, 2016. Net interest income of $1.0 billion for the nine months ended September 30, 2017 decreased $39 million compared to the same period in the prior year, primarily reflecting the FTP impacts described above and the impacts of an $825 million decrease in average loans and a $364 million decrease in average deposits. The provision for credit losses decreased $161 million to $39 million for the nine months ended September 30, 2017, compared to the same period in the prior year, primarily reflecting improved credit quality in Energy and energy-related, partially offset by an increase in Technology and Life Sciences. Net credit-related charge-offs of $67 million decreased $46 million in the nine months ended September 30, 2017, compared to the same period in the prior year, primarily reflecting a decrease in Energy. Noninterest income for the nine months ended September 30, 2017 increased $19 million from the comparable period in the prior year, primarily reflecting increases of $14 million in card fees, $4 million in service charges on deposit accounts and smaller increases in several other categories of noninterest income, partially offset by decrease of $5 million in commercial lending fees. Noninterest expenses for the nine months ended September 30, 2017 decreased $51 million compared to the same period in the prior year, primarily reflecting decreases of $20 million in corporate overhead and $11 million in salaries and benefits expense, largely attributed to GEAR Up savings, as well as a decrease of $18 million in restructuring charges, partially offset by a $9 million increase in outside processing expenses tied to revenue-generating activities.
Net income for the Retail Bank of $47 million for the nine months ended September 30, 2017 increased $39 million compared to the nine months ended September 30, 2016. Net interest income of $487 million for the nine months ended September 30, 2017 increased $25 million from the comparable period in the prior year, primarily reflecting the FTP impacts described above and the impact of a $445 million increase in average deposits. The provision for credit losses increased $3 million from the comparable period in the prior year. Net credit-related charge-offs of $13 million for the nine months ended September 30, 2017 increased $7 million compared to the same period for the prior year, primarily due to an increase in Small Business. Noninterest income of $144 million for the nine months ended September 30, 2017 increased $3 million compared to the comparable period in the prior year, primarily due to increases of $2 million each in service charges on deposit accounts and card fees. Noninterest expenses of $543 million for the nine months ended September 30, 2017 decreased $36 million from the comparable period in the prior year, primarily reflecting decreases of $21 million in salaries and benefits expense and smaller decreases in other categories, largely attributed to GEAR Up savings, as well as a decrease of $16 million in restructuring charges, partially offset by a $5 million increase in outside processing fees tied to revenue-generating activities.
Wealth Management's net income of $64 million for the nine months ended September 30, 2017 increased $12 million compared to the nine months ended September 30, 2016. Net interest income of $127 million for the nine months ended September 30, 2017 increased $2 million compared to the same period in the prior year, primarily reflecting the FTP impacts described above and the impact of a $241 million increase in average loans. The provision for credit losses increased $9 million to a provision of $6 million for the nine months ended September 30, 2017, compared to a benefit of $3 million for the nine months ended September 30, 2016, primarily due to the addition of qualitative reserves for potential losses, including loans impacted by hurricanes. Net credit-related recoveries were $4 million for the nine months ended September 30, 2017, compared to net credit-related charge-offs of $2 million in the same period for the prior year. Noninterest income of $191 million for the nine months ended September 30, 2017 increased $9 million compared to the same period in the prior year, primarily reflecting increases in fiduciary income of $6 million and brokerage fees of $2 million. Noninterest expenses of $211 million for the nine months ended September 30, 2017 decreased $18 million from the same period in the prior year, primarily reflecting decreases of $5 million in salaries and benefits expense and $2 million in corporate overhead, largely attributed to GEAR Up savings, as well as a decrease of $6 million in restructuring charges.
The net loss in the Finance segment was $62 million for the nine months ended September 30, 2017, compared to a net loss of $179 million for the nine months ended September 30, 2016. Net interest expense of $150 million for the nine months ended September 30, 2017 decreased $176 million, compared to the nine months ended September 30, 2016, primarily reflecting a decrease in net FTP expense as a result of higher rates charged to the business segments under the Corporation's internal FTP methodology.
Market Segments
The following table presents net income (loss) by market segment.

	Nine Months Ended September 30,
(dollar amounts in millions)	2017		2016
Michigan	$200	30%	$174	35%
California	181	28	196	40
Texas	135	20	(43)	(9)
Other Markets	143	22	166	34
	659	100%	493	100%
Finance & Other (a)	(28)		(180)
Total	$631		$313
(a)    Includes a tax benefit of $31 million from employee stock transactions for the nine months ended September 30, 2017 and items not directly associated with the market segments.
The Michigan market's net income of $200 million for the nine months ended September 30, 2017 increased $26 million, compared to the nine months ended September 30, 2016. Net interest income of $510 million for the nine months ended September 30, 2017 increased $7 million compared to the same period in the prior year, primarily reflecting the FTP impacts described above and the impacts of a $153 million increase in average loans and a $128 million increase in average deposits. The provision for credit losses decreased $7 million to $3 million for the nine months ended September 30, 2017, compared to a provision of $10 million for the comparable period in the prior year. Net credit-related charge-offs decreased $8 million to net recoveries of $2 million for the nine months ended September 30, 2017, compared to net charge-offs of $6 million for the comparable period in the prior year, primarily reflecting a decrease in charge-offs in Corporate Banking, partially offset by an increase in net charge-offs in Commercial Real Estate. Noninterest income of $242 million for the nine months ended September 30, 2017 increased $3 million from the comparable period in the prior year, primarily reflecting increases of $2 million each in customer derivative income, fiduciary income and card fees, partially offset by a decrease of $3 million in commercial lending fees. Noninterest expenses of $439 million for the nine months ended September 30, 2017 decreased $31 million from the comparable period in the prior year, primarily reflecting decreases of $11 million in salaries and benefits expense and $7 million in corporate overhead, largely attributed to GEAR Up savings, as well as a decrease of $11 million in restructuring charges, partially offset by a $4 million increase in outside processing fees.
The California market's net income of $181 million for the nine months ended September 30, 2017 decreased $15 million, compared to $196 million for the nine months ended September 30, 2016. Net interest income of $531 million for the nine months ended September 30, 2017 decreased $1 million from the comparable period in the prior year, primarily reflecting the FTP impacts described above and the impacts of a $230 million increase in average loans and a $180 million increase in average deposits. The provision for credit losses increased $62 million to $70 million for the nine months ended September 30, 2017, compared to $8 million for the comparable period in the prior year, primarily due to a historically low provision for credit losses recognized for the nine months ended September 30, 2016, as well as an increase in reserves for certain portfolios, primarily in Technology and Life Sciences, Corporate Banking, National Dealer Services and general Middle Market. Net credit-related charge-offs of $28 million in the nine months ended September 30, 2017 increased $3 million compared to the nine months ended September 30, 2016, primarily reflecting an increase in Technology and Life Sciences, partially offset by a decrease in Private Banking. Noninterest income of $128 million for the nine months ended September 30, 2017 increased $7 million compared to the nine months ended September 30, 2016, primarily reflecting increases of $3 million each in card fees and service charges on deposit accounts. Noninterest expenses of $297 million for the nine months ended September 30, 2017 decreased $37 million from the comparable period in the prior year, primarily reflecting decreases of $11 million in salaries and benefits expense and $6 million in corporate overhead, largely attributed to GEAR Up savings, as well as a decrease of $15 million in restructuring charges and the impact of a $3 million favorable litigation-related settlement in the first quarter 2017.
The Texas market's net income increased $178 million to $135 million for the nine months ended September 30, 2017, compared to a net loss of $43 million for the nine months ended September 30, 2016. Net interest income of $350 million for the nine months ended September 30, 2017 decreased $5 million from the comparable period in the prior year, primarily reflecting the FTP impacts described above and the impacts of a $694 million decrease in average loans and a $384 million decrease in average deposits. The provision for credit losses decreased $244 million to a benefit of $45 million for the nine months ended September 30, 2017, compared to a provision of $199 million for the comparable period in the prior year, primarily reflecting improved credit quality and lower balances in Energy and energy-related loans. Net credit-related charge-offs of $36 million for the nine months ended September 30, 2017 decreased $52 million compared to the nine months ended September 30, 2016, primarily reflecting a decrease in Energy. Noninterest income of $98 million for the nine months ended September 30, 2017 increased $2 million compared to the comparable period in the prior year, primarily reflecting increases of $2 million each in card fees and service charges on deposit accounts, and smaller increases in several other noninterest income categories, partially offset by a $3 million decrease in commercial lending fees. Noninterest expenses of $280 million for the nine months ended September 30, 2017 decreased $36 million compared to the nine months ended September 30, 2016, primarily reflecting decreases of $12 million in corporate overhead, $10 million in salaries and benefits expense, largely attributed to GEAR Up savings, and $8 million in restructuring charges.
Net income in Other Markets of $143 million for the nine months ended September 30, 2017 decreased $23 million compared to $166 million for the nine months ended September 30, 2016. Net interest income of $248 million for the nine months ended September 30, 2017 decreased $13 million from the comparable period in the prior year, primarily reflecting the FTP impacts described above and the impact of a $281 million decrease in average loans. The provision for credit losses was $33 million for the nine months ended September 30, 2017, compared to a $7 million benefit for the comparable period in the prior year, primarily reflecting an increase in reserves for Environmental Services, Private Banking and Small Business. Net credit-related charge-offs were $14 million for the nine months ended September 30, 2017, compared to $2 million for the comparable period in the prior year, primarily reflecting an increase in Small Business. Noninterest income of $312 million for the nine months ended September 30, 2017 increased $19 million from the comparable period in the prior year, primarily reflecting increases of $11 million in card fees and $4 million in fiduciary income. Noninterest expenses of $330 million for the nine months ended September 30, 2017 decreased $1 million compared to the same period in the prior year, primarily reflecting decreases of $5 million in salaries and benefits expense, largely attributed to GEAR Up savings, and $5 million in restructuring charges, partially offset by an $11 million increase in outside processing expense tied to revenue-generating activities.
The net loss for the Finance & Other category of $28 million in the nine months ended September 30, 2017 decreased $152 million compared to the nine months ended September 30, 2016, primarily reflecting a decrease in net FTP expense as a result of higher rates charged to the market segments under the Corporation's internal FTP methodology and a $31 million tax benefit from employee stock transactions for the nine months ended September 30, 2017.
The following table lists the Corporation's banking centers by geographic market segment.

	September 30,
	2017	2016
Michigan	195	213
Texas	122	131
California	97	102
Other Markets:
Arizona	17	19
Florida	7	7
Canada	1	1
Total	439	473

FINANCIAL CONDITION
Total assets were $72.0 billion at September 30, 2017 and $73.0 billion at December 31, 2016, primarily reflecting a decrease of $1.1 billion in interest-bearing deposits with banks, partially offset by an increase of $121 million in total loans. On an average basis, total assets decreased $2.8 billion to $71.3 billion in the third quarter 2017, compared to $74.1 billion in the fourth quarter 2016, resulting primarily from decreases of $2.4 billion in average interest-bearing deposits with banks and average total loans of $252 million. The decrease in average interest-bearing deposits with banks was primarily driven by a decrease in average deposits, as discussed further below.
The following tables provide information about the change in the Corporation's average loan portfolio in the third quarter 2017, compared to the fourth quarter 2016.

	Three Months Ended			Percent Change
(dollar amounts in millions)	September 30, 2017	December 31, 2016	Change
Average Loans:
Commercial loans by business line:
General Middle Market	$9,347	$9,635	$(288)	(3)%
National Dealer Services	5,007	4,908	99	2
Energy	2,101	2,413	(312)	(13)
Technology and Life Sciences	3,156	3,019	137	5
Environmental Services	961	784	177	23
Entertainment	632	706	(74)	(11)
Total Middle Market	21,204	21,465	(261)	(1)
Corporate Banking	3,439	2,827	612	22
Mortgage Banker Finance	1,974	2,352	(378)	(16)
Commercial Real Estate	718	812	(94)	(12)
Total Business Bank commercial loans	27,335	27,456	(121)	—
Total Retail Bank commercial loans	1,851	1,891	(40)	(2)
Total Wealth Management commercial loans	1,417	1,445	(28)	(2)
Total commercial loans	30,603	30,792	(189)	(1)
Real estate construction loans	2,933	2,837	96	3
Commercial mortgage loans	8,977	8,918	59	1
Lease financing	470	619	(149)	(24)
International loans	1,156	1,303	(147)	(11)
Residential mortgage loans	2,005	1,923	82	4
Consumer loans	2,519	2,523	(4)	—
Total loans	$48,663	$48,915	$(252)	(1)%
Average Loans By Geographic Market:
Michigan	$12,612	$12,538	$74	1%
California	17,916	17,666	250	1
Texas	9,959	10,381	(422)	(4)
Other Markets	8,176	8,330	(154)	(2)
Total loans	$48,663	$48,915	$(252)	(1)%
In general, Middle Market serves customers with annual revenue between $20 million and $500 million, while Corporate serves customers with revenue over $500 million. Changes in average total loans by geographic market are provided in the table above.
Total liabilities decreased $1.2 billion to $64.0 billion at September 30, 2017, compared to $65.2 billion at December 31, 2016, primarily reflecting a decrease of $1.2 billion in total deposits. Additionally, a $523 million decrease in medium- and long-term debt primarily reflected the maturity of $500 million of subordinated notes in the third quarter 2017 and was mostly offset by a $484 million increase in short-term borrowings from the FHLB. The decrease in total deposits primarily reflected a seasonal decrease of $1.7 billion in money market and interest-bearing checking deposits and a $464 million decrease in customer certificates of deposits, partially offset by an increase of $851 million in noninterest-bearing deposits. On an average basis, total liabilities decreased $3.1 billion in the third quarter 2017, compared to the fourth quarter 2016, primarily due to decreases of $3.2 billion in total deposits and $642 million in medium- and long-term debt, partially offset by an increase of $802 million in short-term borrowings. The decrease in average total deposits primarily reflected seasonality and customers using funds within their businesses, with the largest decreases in general Middle Market ($1.1 billion), Corporate Banking ($881 million), Technology and Life Sciences ($492 million) and Energy ($411 million).

Capital
Total shareholders' equity increased $238 million to $8.0 billion at September 30, 2017, compared to December 31, 2016. The following table presents a summary of changes in total shareholders' equity in the nine months ended September 30, 2017.

(in millions)
Balance at January 1, 2017		$7,796
Cumulative effect of change in accounting principle		1
Net income		631
Cash dividends declared on common stock		(141)
Purchase of common stock		(396)
Other comprehensive income:
Investment securities	$13
Defined benefit and other postretirement plans	11
Total other comprehensive income		24
Issuance of common stock under employee stock plans		90
Share-based compensation		29
Balance at September 30, 2017		$8,034
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
The Federal Reserve completed its 2017 CCAR review in June 2017 and did not object to the Corporation's 2017 capital plan and capital distributions contemplated in the plan for the period ending June 30, 2018. The plan includes equity repurchases of up to $605 million for the four quarters commencing in the third quarter 2017 and ending in the second quarter 2018. The timing and ultimate amount of future equity repurchases will be subject to various factors, including the Corporation's financial performance and market conditions. In the third quarter 2017, the Corporation's repurchases under the equity repurchase program totaled $139 million.
On April 25, 2017 the Board of Directors of the Corporation (the Board) approved a 3-cent increase in the quarterly dividend to $0.26 per share, and on July 25, 2017, the Board further increased the quarterly dividend to $0.30 per share, effective for the dividend paid on October 1, 2017. Also on July 25, 2017, the Board authorized the repurchase of up to an additional 5.0 million shares of Comerica Incorporated outstanding common stock, in addition to the 8.3 million shares remaining at June 30, 2017 under the Board's prior authorizations for the equity repurchase program initially approved in November 2010. Including the July 25, 2017 authorization, a total of 55.2 million shares and 14.1 million warrants (12.1 million share-equivalents) have been authorized for repurchase under the equity repurchase program since its inception in 2010. There is no expiration date for the Corporation's equity repurchase program.

The following table summarizes the Corporation's repurchase activity during the nine months ended September 30, 2017.

(shares in thousands)	Total Number of Shares and Warrants Purchased as Part of Publicly Announced Repurchase Plans or Programs (a)	Remaining Repurchase Authorization (b)		Total Number of Shares and Warrants Purchased (c)	Average Price Paid Per Share
Total first quarter 2017	1,498	11,756		1,694	$69.75
Total second quarter 2017	2,011	9,634		2,015	69.09
July 2017	451	14,183	(d)	452	72.78
August 2017	1,310	12,841		1,310	70.99
September 2017	194	12,395		194	67.97
Total third quarter 2017	1,955	12,395		1,956	71.11
Total 2017 year-to-date	5,464	12,395		5,665	$69.99

(a)
The Corporation made no repurchases of warrants under the repurchase program during the nine months ended September 30, 2017. Upon exercise of a warrant, the number of shares with a value equal to the aggregate exercise price is withheld from an exercising warrant holder as payment (known as a "net exercise provision"). During the nine months ended September 30, 2017, Comerica withheld the equivalent of approximately 1,159,000 shares to cover an aggregate $34.2 million in exercise price and issued approximately 1,677,000 shares to the exercising warrant holders. Shares withheld in connection with the net exercise provision are not included in the total number of shares or warrants purchased in the above table.

(b)	Maximum number of shares and warrants that may yet be purchased under the publicly announced plans or programs.

(c)
Includes approximately 201,000 shares purchased pursuant to deferred compensation plans and shares purchased from employees to pay for taxes related to restricted stock vesting under the terms of an employee share-based compensation plan during the nine months ended September 30, 2017. These transactions are not considered part of the Corporation's repurchase program.

(d)	Includes July 25, 2017 equity repurchase authorization for an additional 5 million shares.
The following table presents the minimum ratios required to be considered "adequately capitalized" as of September 30, 2017 and December 31, 2016.

	September 30, 2017	December 31, 2016
Common equity tier 1 capital to risk-weighted assets (a)	4.50%	4.50%
Tier 1 capital to risk-weighted assets (a)	6.00	6.00
Total capital to risk-weighted assets (a)	8.00	8.00
Capital conservation buffer (a)	1.250	0.625
Tier 1 capital to adjusted average assets (leverage ratio)	4.00	4.00

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

The Corporation's capital ratios exceeded minimum regulatory requirements as follows:

	September 30, 2017		December 31, 2016
(dollar amounts in millions)	Capital/Assets	Ratio	Capital/Assets	Ratio
Common equity tier 1 and tier 1 risk based (a)	$7,752	11.51%	$7,540	11.09%
Total risk-based (a)	9,192	13.65	9,018	13.27
Leverage (a)	7,752	10.87	7,540	10.18
Common equity	8,034	11.16	7,796	10.68%
Tangible common equity (b)	7,391	10.35	7,151	9.89
Risk-weighted assets (a)	67,355		67,966

(a)	September 30, 2017 capital, risk-weighted assets and ratios are estimated.

(b)	See Supplemental Financial Data section for reconcilements of non-GAAP financial measures.

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
The allowance for loan losses was $712 million at September 30, 2017, compared to $730 million at December 31, 2016, a decrease of $18 million, or 2 percent. The decrease in the allowance for loan losses primarily reflected improvement in the Energy and energy-related loans, partially offset by qualitative reserves for potential losses, including reserves for loans in the areas impacted by hurricanes in the third quarter 2017. At September 30, 2017, the Corporation had approximately $2.9 billion of loans outstanding in areas impacted by hurricanes, including approximately $400 million of residential real estate loans.
The allowance for credit losses on lending-related commitments includes specific allowances, based on individual evaluations of certain letters of credit in a manner consistent with business loans, and allowances based on the pool of the remaining letters of credit and all unused commitments to extend credit within each internal risk rating. The allowance for credit losses on lending-related commitments was $41 million at both September 30, 2017 and December 31, 2016.
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
The following table presents a summary of nonperforming assets and past due loans.

(dollar amounts in millions)	September 30, 2017	December 31, 2016
Nonaccrual loans:
Business loans:
Commercial	$345	$445
Commercial mortgage	35	46
Lease financing	8	6
International	6	14
Total nonaccrual business loans	394	511
Retail loans:
Residential mortgage	28	39
Consumer:
Home equity	22	28
Other consumer	—	4
Total consumer	22	32
Total nonaccrual retail loans	50	71
Total nonaccrual loans	444	582
Reduced-rate loans	8	8
Total nonperforming loans	452	590
Foreclosed property	6	17
Total nonperforming assets	$458	$607
Nonperforming loans as a percentage of total loans	0.92%	1.20%
Nonperforming assets as a percentage of total loans and foreclosed property	0.93	1.24
Allowance for loan losses as a percentage of total nonperforming loans	157	124
Loans past due 90 days or more and still accruing	$12	$19
Loans past due 90 days or more and still accruing as a percentage of total loans	0.02%	0.04%
Nonperforming assets decreased $149 million to $458 million at September 30, 2017, from $607 million at December 31, 2016. The decrease in nonperforming assets primarily reflected a decrease of $171 million in nonaccrual Energy and energy-related loans.

The following table presents a summary of TDRs at September 30, 2017 and December 31, 2016.

(in millions)	September 30, 2017	December 31, 2016
Nonperforming TDRs:
Nonaccrual TDRs	$251	$225
Reduced-rate TDRs	8	8
Total nonperforming TDRs	259	233
Performing TDRs (a)	124	94
Total TDRs	$383	$327

(a)	TDRs that do not include a reduction in the original contractual interest rate which are performing in accordance with their modified terms.
At September 30, 2017, nonaccrual TDRs and performing TDRs included $119 million and $67 million of Energy and energy-related loans, respectively, compared to $141 million and $60 million, respectively, at December 31, 2016.
The following table presents a summary of changes in nonaccrual loans.

	Three Months Ended
(in millions)	September 30, 2017	June 30, 2017	March 31, 2017
Balance at beginning of period	$493	$521	$582
Loans transferred to nonaccrual (a)	66	54	104
Nonaccrual business loan gross charge-offs (b)	(36)	(37)	(42)
Nonaccrual business loans sold	(10)	—	(8)
Payments/other (c)	(69)	(45)	(115)
Balance at end of period	$444	$493	$521
(a) Based on an analysis of nonaccrual loans with book balances greater than $2 million.
(b) Analysis of gross loan charge-offs:
Nonaccrual business loans	$36	$37	$42
Retail loans	1	2	2
Total gross loan charge-offs	$37	$39	$44
(c) Includes net changes related to nonaccrual loans with balances less than $2 million, payments on nonaccrual loans with book balances greater than $2 million and transfers of nonaccrual loans to foreclosed property. Excludes business loan gross charge-offs and business nonaccrual loans sold.

There were eight borrowers with balances greater than $2 million, totaling $66 million, transferred to nonaccrual status in the third quarter 2017, an increase of $12 million when compared to $54 million in the second quarter 2017.
The following table presents the composition of nonaccrual loans by balance and the related number of borrowers at September 30, 2017 and December 31, 2016.

	September 30, 2017		December 31, 2016
(dollar amounts in millions)	Number of Borrowers	Balance	Number of Borrowers	Balance
Under $2 million	981	$85	1,152	$95
$2 million - $5 million	18	58	18	57
$5 million - $10 million	14	104	9	60
$10 million - $25 million	12	197	14	234
Greater than $25 million	—	—	4	136
Total	1,025	$444	1,197	$582

The following table presents a summary of nonaccrual loans at September 30, 2017 and loans transferred to nonaccrual and net loan charge-offs for the three months ended September 30, 2017, based primarily on North American Industry Classification System (NAICS) categories.

	September 30, 2017		Three Months Ended September 30, 2017
(dollar amounts in millions)	Nonaccrual Loans		Loans Transferred to Nonaccrual (a)		Net Loan Charge-Offs
Industry Category
Mining, Quarrying and Oil & Gas Extraction (b)	$179	40%	$—	—%	$9	38%
Manufacturing (b)	70	16	17	26	—	—
Health Care & Social Assistance	41	9	21	31	—	—
Residential Mortgage	28	6	9	14	—	—
Services (b)	21	5	—	—	1	3
Real Estate & Home Builders	21	5	—	—	(2)	(7)
Wholesale Trade	18	4	13	19	6	24
Contractors	17	4	—	—	—	—
Information & Communication	5	1	2	4	4	14
Other (c)	44	10	4	6	7	28
Total	$444	100%	$66	100%	$25	100%

(a)	Based on an analysis of nonaccrual loans with book balances greater than $2 million.

(b)
Included nonaccrual Energy and energy-related loans of approximately $179 million in Mining, Quarrying and Oil & Gas Extraction, $12 million in Manufacturing and $11 million in Services at September 30, 2017.

(c)	Consumer, excluding residential mortgage and certain personal purpose nonaccrual loans and net charge-offs, are included in the “Other” category.
Loans past due 90 days or more and still accruing interest generally represent loans that are well collateralized and in a continuing process of collection. Loans past due 90 days or more and still accruing interest were $12 million at September 30, 2017 compared to $19 million at December 31, 2016. Loans past due 30-89 days increased $55 million to $184 million at September 30, 2017, compared to $129 million at December 31, 2016. An aging analysis of loans included in note 4 to the consolidated financial statements provides further information about the balances comprising past due loans.
The following table presents a summary of total criticized loans. The Corporation's criticized list is consistent with the Special Mention, Substandard and Doubtful categories defined by regulatory authorities. Criticized loans with balances of $2 million or more on nonaccrual status or whose terms have been modified in a TDR are individually subjected to quarterly credit quality reviews, and the Corporation may establish specific allowances for such loans. A table of loans by credit quality indicator included in note 4 to the consolidated financial statements provides further information about the balances comprising total criticized loans and reflect results of the recent Shared National Credit (SNC) exam.

(dollar amounts in millions)	September 30, 2017	June 30, 2017	December 31, 2016
Total criticized loans	$2,434	$2,492	$2,856
As a percentage of total loans	4.9%	5.0%	5.8%
The $422 million decrease in criticized loans in the nine months ended September 30, 2017 included a decrease of $594 million of Energy and energy-related loans. The decrease in criticized Energy and energy-related loans was partially offset by increases in other business lines, primarily an increase of $80 million in Commercial Real Estate. For further information about criticized Energy and energy-related loans, refer to the "Energy Lending" subheading later in this section.
The following table presents a summary of changes in foreclosed property.

	Three Months Ended
(in millions)	September 30, 2017	June 30, 2017	December 31, 2016
Balance at beginning of period	$18	$16	$21
Acquired in foreclosure	2	3	—
Write-downs	(1)	—	—
Foreclosed property sold (a)	(13)	(1)	(4)
Balance at end of period	$6	$18	$17
(a) Net gain on foreclosed property sold	$1	$—	$1

Commercial Real Estate Lending
The following table summarizes the Corporation's commercial real estate loan portfolio by loan category.

(in millions)	September 30, 2017	December 31, 2016
Real estate construction loans:
Commercial Real Estate business line (a)	$2,709	$2,485
Other business lines (b)	309	384
Total real estate construction loans	$3,018	$2,869
Commercial mortgage loans:
Commercial Real Estate business line (a)	$1,731	$2,018
Other business lines (b)	7,254	6,913
Total commercial mortgage loans	$8,985	$8,931

(a)	Primarily loans to real estate developers.

(b)	Primarily loans secured by owner-occupied real estate.
The Corporation limits risk inherent in its commercial real estate lending activities by monitoring borrowers directly involved in the commercial real estate markets and adhering to conservative policies on loan-to-value ratios for such loans. Commercial real estate loans, consisting of real estate construction and commercial mortgage loans, totaled $12.0 billion at September 30, 2017, of which $4.4 billion, or 37 percent, were to borrowers in the Commercial Real Estate business line, which includes loans to real estate developers, a decrease of $63 million compared to December 31, 2016. The remaining $7.6 billion, or 63 percent, of commercial real estate loans in other business lines consisted primarily of owner-occupied commercial mortgages, which bear credit characteristics similar to non-commercial real estate business loans. In the Texas market, commercial real estate loans totaled $3.2 billion at September 30, 2017, of which $1.7 billion were to borrowers in the Commercial Real Estate business line. Substantially all of the remaining $1.5 billion were owner-occupied commercial mortgages. Loans in the Commercial Real Estate business line secured by properties located in Texas totaled $1.4 billion at September 30, 2017, primarily including $889 million for multifamily projects. No loans in the Commercial Real Estate business line that were secured by properties located in Texas were on nonaccrual status at September 30, 2017.
The real estate construction loan portfolio primarily contains loans made to long-tenured customers with satisfactory completion experience. Credit quality in the real estate construction loan portfolio was strong, with criticized loans of $55 million and $3 million at September 30, 2017 and December 31, 2016, respectively, and no real estate construction loan charge-offs in either of the nine-month periods ended September 30, 2017 and 2016.
Loans in the commercial mortgage portfolio generally mature within three to five years. Of the $1.7 billion of commercial mortgage loans in the Commercial Real Estate business line, $9 million were on nonaccrual status at September 30, 2017, compared to $2.0 billion with $9 million on nonaccrual status at December 31, 2016. Commercial mortgage loan net recoveries in the Commercial Real Estate business line were $2 million and $10 million for the nine months ended September 30, 2017 and 2016, respectively. In other business lines, $26 million and $37 million of commercial mortgage loans were on nonaccrual status at September 30, 2017 and December 31, 2016, respectively. Commercial mortgage loan net recoveries in other business lines were $3 million and $5 million for the nine-month periods ended September 30, 2017 and 2016, respectively.
Residential Real Estate Lending
The following table summarizes the Corporation's residential mortgage and home equity loan portfolios by geographic market.

	September 30, 2017				December 31, 2016
(dollar amounts in millions)	Residential Mortgage Loans	% of Total	Home Equity Loans	% of Total	Residential Mortgage Loans	% of Total	Home Equity Loans	% of Total
Geographic market:
Michigan	$375	19%	$715	40%	$386	20%	$748	42%
California	1,021	51	708	40	948	49	687	38
Texas	325	16	312	17	337	17	305	17
Other Markets	278	14	55	3	271	14	60	3
Total	$1,999	100%	$1,790	100%	$1,942	100%	$1,800	100%
Residential real estate loans, which consist of residential mortgages and home equity loans and lines of credit, totaled $3.8 billion at September 30, 2017. Residential mortgages totaled $2.0 billion at September 30, 2017, and were primarily larger, variable-rate mortgages originated and retained for certain private banking relationship customers. Of the $2.0 billion of residential mortgage loans outstanding, $28 million were on nonaccrual status at September 30, 2017. The home equity portfolio totaled $1.8 billion at September 30, 2017, of which $1.6 billion was outstanding under primarily variable-rate, interest-only home equity lines of credit, $119 million were on amortizing status and $31 million were closed-end home equity loans. Of the $1.8 billion of home equity loans outstanding, $22 million were on nonaccrual status at September 30, 2017. A majority of the home equity portfolio was secured by junior liens at September 30, 2017. The residential real estate portfolio is principally located within the Corporation's primary geographic markets. Substantially all residential real estate loans past due 90 days or more are placed on nonaccrual status, and substantially all junior lien home equity loans that are current or less than 90 days past due are placed on nonaccrual status if full collection of the senior position is in doubt. At no later than 180 days past due, such loans are charged off to current appraised values less costs to sell. As of September 30, 2017, approximately $400 million of residential real estate loans were in areas impacted by hurricanes and losses had not yet emerged. As a result, the Corporation incorporated a qualitative reserve component for their impact in the allowance for loan losses.
Energy Lending
The Corporation has a portfolio of Energy and energy-related loans that are included primarily in "commercial loans" in the consolidated balance sheets. The Corporation has over 30 years of experience in energy lending, with a focus on middle market companies in the oil and gas business. Customers in the Corporation's Energy business line (approximately 180 relationships) are engaged in three segments of the oil and gas business: exploration and production (E&P) (73 percent), midstream (15 percent) and energy services (12 percent). E&P generally includes such activities as searching for potential oil and gas fields, drilling exploratory wells and operating active wells. Commitments to E&P borrowers are typically subject to semi-annual borrowing base re-determinations based on a variety of factors including updated pricing (reflecting market and competitive conditions), energy reserve levels and the impact of hedging. The midstream sector is generally involved in the transportation, storage and marketing of crude and/or refined oil and gas products. The Corporation's energy services customers provide products and services primarily to the E&P segment. About 92 percent of the loans in the Energy business line are SNC loans, which are facilities greater than $20 million shared by three or more federally supervised institutions, reflecting the Corporation's focus on larger middle market companies that have financing needs that generally exceed internal individual borrower credit risk limits. The Corporation seeks to develop full relationships with SNC borrowers.
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
The following table summarizes information about the Corporation's portfolio of Energy and energy-related loans.

	September 30, 2017				December 31, 2016
(dollar amounts in millions)	Outstandings		Nonaccrual	Criticized (a)	Outstandings		Nonaccrual	Criticized (a)
Exploration and production (E&P)	$1,530	73%	152	$441	$1,587	70%	$294	$910
Midstream	308	15	—	39	374	17	7	45
Services	239	12	15	147	289	13	27	200
Total Energy business line	2,077	100%	167	627	2,250	100%	328	1,155
Energy-related	329		35	105	397		45	171
Total Energy and energy-related	$2,406		$202	$732	$2,647		$373	$1,326
As a percentage of total Energy and energy-related loans			8%	30%			14%	50%

(a)	Includes nonaccrual loans.
Loans in the Energy business line totaled $2.1 billion, or approximately 4 percent of total loans, at September 30, 2017 and $2.3 billion, or approximately 5 percent of total loans, at December 31, 2016, a decrease of $173 million, or 8 percent. Total exposure, including unused commitments to extend credit and letters of credit, was $4.3 billion and $4.7 billion at September 30, 2017 and December 31, 2016, respectively. The decrease in total exposure in the Energy business line primarily reflected energy customers taking actions to adjust their cash flow and reduce their bank debt, including selling assets to pay down debt and raising capital in the equity markets, as well as improved operations. Energy-related outstandings were approximately $329 million at September 30, 2017 (approximately 70 relationships), a decrease of $68 million, or 17 percent, compared to December 31, 2016.
The Corporation's allowance methodology carefully considers the various risk elements within the loan portfolio. The Corporation continued to incorporate a qualitative reserve component for Energy and energy-related loans at September 30, 2017. Energy and energy-related net credit-related charge-offs totaled $10 million and $35 million for the three- and nine-month periods ended September 30, 2017 compared to net credit-related charge-offs of $13 million and $91 million for the same periods in 2016.

Automotive Lending
Substantially all dealer loans are in the National Dealer Services business line. Loans in the National Dealer Services business line include floor plan financing and other loans to automotive dealerships. Floor plan loans, included in “commercial loans” in the consolidated balance sheets, totaled $4.0 billion at September 30, 2017, a decrease of $309 million compared to $4.3 billion at December 31, 2016. At September 30, 2017 and December 31, 2016, other loans to automotive dealers in the National Dealer Services business line totaled $2.9 billion and $2.6 billion, respectively, including $1.8 billion and $1.6 billion of owner-occupied commercial real estate mortgage loans at September 30, 2017 and December 31, 2016, respectively. Automotive lending also includes loans to borrowers involved with automotive production, primarily Tier 1 and Tier 2 suppliers. Loans to borrowers involved with automotive production totaled approximately $1.4 billion and $1.3 billion at September 30, 2017 and December 31, 2016, respectively.
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
Interest Rate Risk
Net interest income is the primary source of revenue for the Corporation. Interest rate risk arises in the normal course of business due to differences in the repricing and cash flow characteristics of assets and liabilities, primarily through the Corporation's core business activities of extending loans and acquiring deposits. The Corporation's balance sheet is predominantly characterized by floating-rate loans funded by core deposits. Approximately 90 percent of the Corporation's loans were floating at September 30, 2017, of which approximately 80 percent were based on LIBOR and 20 percent were based on Prime. This creates sensitivity to interest rate movements due to the imbalance between the floating-rate loan portfolio and the more slowly repricing deposit products. In addition, the growth and/or contraction in the Corporation's loans and deposits may lead to changes in sensitivity to interest rate movements in the absence of mitigating actions. Examples of such actions are purchasing investment securities, primarily fixed-rate, which provide liquidity to the balance sheet and act to mitigate the inherent interest sensitivity, and hedging the sensitivity with interest rate swaps. The Corporation actively manages its exposure to interest rate risk, with the principal objective of optimizing net interest income and the economic value of equity while operating within acceptable limits established for interest rate risk and maintaining adequate levels of funding and liquidity.
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
Sensitivity of Net Interest Income to Changes in Interest Rates
The analysis of the impact of changes in interest rates on net interest income under various interest rate scenarios is management's principal risk management technique. Management models a base case net interest income under an unchanged interest rate environment. Existing derivative instruments entered into for risk management purposes are included in the analysis, but no additional hedging is currently forecasted. These derivative instruments currently comprise interest rate swaps that convert fixed-rate long-term debt to variable rates. This base case net interest income is then compared against interest rate scenarios in which rates rise or decline in a linear, non-parallel fashion from the base case over 12 months. In the scenarios presented, short-term interest rates increase 200 basis points, resulting in an average increase in short-term interest rates of 100 basis points over the period (+200 scenario). Due to the current low level of interest rates, the analysis reflects declining interest rate scenarios of -125 basis points and -75 basis points at September 30, 2017 and December 31, 2016, respectively.
Each scenario includes assumptions such as loan growth, investment security prepayment levels, depositor behavior, yield curve changes, loan and deposit pricing, and overall balance sheet mix and growth. In this low rate environment, depositors have maintained a higher level of liquidity and their historical behavior may be less indicative of future trends. As a result, the +200 scenario reflects a greater decrease in deposits than we have experienced historically as rates begin to rise. Changes in actual economic activity may result in a materially different interest rate environment as well as a balance sheet structure that is different from the changes management included in its simulation analysis.
The table below, as of September 30, 2017 and December 31, 2016, displays the estimated impact on net interest income during the next 12 months by relating the base case scenario results to those from the rising and declining rate scenarios described above.

	Estimated Annual Change
	September 30, 2017		December 31, 2016
(in millions)	Amount	%	Amount	%
Change in Interest Rates:
Rising 200 basis points	$212	10%	$212	11%
Declining to zero percent	(231)	(11)	(138)	(7)
Sensitivity to rising rates remained nearly unchanged from December 31, 2016 to September 30, 2017, while the risk to declining interest rates is limited by an assumed floor on interest rates of zero percent, and therefore reflects recent rises in short-term interest rates, allowing for a decline of 125 basis points at September 30, 2017, relative to a 75 basis point decline at December 31, 2016.
Sensitivity of Economic Value of Equity to Changes in Interest Rates
In addition to the simulation analysis on net interest income, an economic value of equity analysis provides an alternative view of the interest rate risk position. The economic value of equity is the difference between the estimate of the economic value of the Corporation's financial assets, liabilities and off-balance sheet instruments, derived through discounting cash flows based on actual rates at the end of the period and the estimated economic value after applying the estimated impact of rate movements. The economic value of equity analysis is based on an immediate parallel 200 basis point increase. The declining interest rate scenarios are based on decreases of 125 basis points and 75 basis points in interest rates at September 30, 2017 and December 31, 2016, respectively.
The table below, as of September 30, 2017 and December 31, 2016, displays the estimated impact on the economic value of equity from the interest rate scenario described above.

	September 30, 2017		December 31, 2016
(in millions)	Amount	%	Amount	%
Change in Interest Rates:
Rising 200 basis points	$1,010	8%	$1,133	10%
Declining to zero percent	(2,095)	(16)	(891)	(7)
The change in the sensitivity of the economic value of equity to a 200 basis point parallel increase in rates between December 31, 2016 and September 30, 2017 was primarily driven by changes in funding mix between deposits and floating-rate borrowed funds. The change in the sensitivity of the economic value of equity to a parallel decrease in rates to zero during the same period was primarily driven by the increase in short-term rates between the periods, allowing for an additional 50 basis point decrease from December 31, 2016 to the September 30, 2017 scenario.
Wholesale Funding
The Corporation may access the purchased funds market when necessary, which includes a variety of funding sources. Capacity for incremental purchased funds at September 30, 2017 included FHLB advances, the ability to purchase federal funds, sell securities under agreements to repurchase, as well as issue deposits through brokers. Purchased funds increased to $579 million at September 30, 2017, compared to $44 million at December 31, 2016. At September 30, 2017, the Bank had pledged loans totaling $21.6 billion which provided for up to $17.4 billion of available collateralized borrowing with the FRB.

The Bank is a member of the FHLB of Dallas, Texas, which provides short- and long-term funding to its members through advances collateralized by real estate-related assets. Actual borrowing capacity is contingent on the amount of collateral available to be pledged to the FHLB. At September 30, 2017, $15.5 billion of real estate-related loans were pledged to the FHLB as blanket collateral for current and potential future borrowings and the Corporation had $2.8 billion of outstanding borrowings maturing in 2026, $500 million of short-term advances and capacity for potential future borrowings of approximately $4.5 billion.
Additionally, as of September 30, 2017 the Bank had the ability to issue up to $14 billion of debt under an existing $15 billion note program which allows the issuance of debt with maturities between three months and 30 years. The Corporation also maintains a shelf registration statement with the Securities and Exchange Commission from which it may issue debt and/or equity securities.
The ability of the Corporation and the Bank to raise funds at competitive rates is impacted by rating agencies' views of the credit quality, liquidity, capital and earnings of the Corporation and the Bank. As of September 30, 2017, the three major rating agencies had assigned the following ratings to long-term senior unsecured obligations of the Corporation and the Bank. A security rating is not a recommendation to buy, sell, or hold securities and may be subject to revision or withdrawal at any time by the assigning rating agency. Each rating should be evaluated independently of any other rating.

	Comerica Incorporated		Comerica Bank
September 30, 2017	Rating	Outlook	Rating	Outlook
Standard and Poor’s	BBB+	Stable	A-	Stable
Moody’s Investors Service	A3	Stable	A3	Stable
Fitch Ratings	A	Stable	A	Stable
The Corporation satisfies liquidity requirements with either liquid assets or various funding sources. Liquid assets totaled $17.7 billion at September 30, 2017, compared to $18.2 billion at December 31, 2016. Liquid assets include cash and due from banks, federal funds sold, interest-bearing deposits with banks, other short-term investments and unencumbered investment securities.
Under the Basel III liquidity framework, the Corporation is subject to a modified LCR standard, which requires a financial institution to hold a minimum level of high-quality liquid assets to fully cover modified net cash outflows under a 30-day systematic liquidity stress scenario and was fully effective for the Corporation on January 1, 2017. The Corporation is in compliance with the fully phased-in LCR requirement, plus a buffer.
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
The Corporation performs monthly liquidity stress testing to evaluate its ability to meet funding needs in hypothetical stressed environments. Such environments cover a series of broad events, distinguished in terms of duration and severity. The evaluation as of September 30, 2017 projected sufficient sources of liquidity were available under each series of events.

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
Goodwill
Goodwill is initially recorded as the excess of the purchase price over the fair value of net assets acquired in a business combination and is subsequently evaluated at least annually for impairment. Goodwill impairment testing is performed at the reporting unit level, equivalent to a business segment or one level below. The Corporation has three reporting units: the Business Bank, the Retail Bank and Wealth Management. At September 30, 2017 and December 31, 2016, goodwill totaled $635 million, including $380 million allocated to the Business Bank, $194 million allocated to the Retail Bank and $61 million allocated to Wealth Management.
The annual test of goodwill impairment was performed as of the beginning of the third quarter 2017. The Corporation's assumptions included modest increases to the Federal funds target rate until eventually reaching a normal interest rate environment, as well as credit costs and the impact of the Corporation’s GEAR Up initiative. At the conclusion of the first step of the annual goodwill impairment tests performed in the third quarter 2017, the estimated fair values of all reporting units substantially exceeded their carrying amounts, including goodwill. The results of the annual test of the goodwill impairment test for each reporting unit were subjected to stress testing as appropriate.
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
SUPPLEMENTAL FINANCIAL DATA
The following table provides a reconciliation of non-GAAP financial measures used in this financial review with financial measures defined by GAAP.

(dollar amounts in millions)	September 30, 2017	December 31, 2016
Tangible Common Equity Ratio:
Common shareholders' equity	$8,034	$7,796
Less:
Goodwill	635	635
Other intangible assets	8	10
Tangible common equity	$7,391	$7,151
Total assets	$72,017	$72,978
Less:
Goodwill	635	635
Other intangible assets	8	10
Tangible assets	$71,374	$72,333
Common equity ratio	11.16%	10.68%
Tangible common equity ratio	10.35	9.89
Tangible Common Equity per Share of Common Stock:
Common shareholders' equity	$8,034	$7,796
Tangible common equity	7,391	7,151
Shares of common stock outstanding (in millions)	174	175
Common shareholders' equity per share of common stock	$46.09	$44.47
Tangible common equity per share of common stock	42.39	40.79
The tangible common equity ratio removes the effect of intangible assets from capital and total assets. Tangible common equity per share of common stock removes the effect of intangible assets from common shareholders' equity per share of common stock. The Corporation believes these are meaningful measures because they reflect the adjustments commonly made by management, investors, regulators, and analysts to evaluate the adequacy of common equity. Tangible common equity is used by the Corporation to measure the quality of capital and the return relative to balance sheet risks.

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

101
Financial statements from Quarterly Report on Form 10-Q of the Registrant for the quarter ended September 30, 2017, formatted in Extensible Business Reporting Language: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Statements of Changes in Shareholders' Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMERICA INCORPORATED
(Registrant)

/s/ Muneera S. Carr
Muneera S. Carr
Executive Vice President and
Chief Accounting Officer and
Duly Authorized Officer
Date: October 30, 2017