Form 10-K
period 2017-12-31
COMERICA INC /NEW/
filed 2018-02-15
CIK 28412

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
Annual Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the fiscal year ended
December 31, 2017
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
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐
Indicate by check mark if registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.     ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
At June 30, 2017 (the last business day of the registrant’s most recently completed second fiscal quarter), the registrant’s common stock, $5 par value, held by non-affiliates had an aggregate market value of approximately $12.7 billion based on the closing price on the New York Stock Exchange on that date of $73.24 per share. For purposes of this Form 10-K only, it has been assumed that all common shares Comerica’s Trust Department holds for Comerica’s employee plans, and all common shares the registrant’s directors and executive officers hold, are shares held by affiliates.
At February 9, 2018, the registrant had outstanding 172,813,294 shares of its common stock, $5 par value.
Documents Incorporated by Reference:
Part III: Items 10-14—Proxy Statement for the Annual Meeting of Shareholders to be held April 24, 2018.

PART I
Item 1. Business.
GENERAL
Comerica Incorporated (“Comerica”) is a financial services company, incorporated under the laws of the State of Delaware, and headquartered in Dallas, Texas. Based on total assets as reported in the most recently filed Consolidated Financial Statements for Bank Holding Companies (FR Y-9C), it was among the 25 largest commercial United States (“U.S.”) financial holding companies. Comerica was formed in 1973 to acquire the outstanding common stock of Comerica Bank, which at such time was a Michigan banking corporation and one of Michigan's oldest banks (formerly Comerica Bank-Detroit). On October 31, 2007, Comerica Bank, a Michigan banking corporation, was merged with and into Comerica Bank, a Texas banking association (“Comerica Bank”). As of December 31, 2017, Comerica owned directly or indirectly all the outstanding common stock of 2 active banking and 39 non-banking subsidiaries. At December 31, 2017, Comerica had total assets of approximately $71.6 billion, total deposits of approximately $57.9 billion, total loans (net of unearned income) of approximately $49.2 billion and shareholders’ equity of approximately $8.0 billion.
Business Segments
Comerica has strategically aligned its operations into three major business segments: the Business Bank, the Retail Bank, and Wealth Management. In addition to the three major business segments, Finance is also reported as a segment. We provide information about our business segments and the principal products and services provided by these segments in Note 23 on pages F-97 through F-101 of the Notes to Consolidated Financial Statements located in the Financial Section of this report.
Comerica operates in three primary geographic markets - Texas, California, and Michigan, as well as in Arizona and Florida, with select businesses operating in several other states, and in Canada and Mexico. We provide information about our market segments in Note 23 on pages F-97 through F-101 of the Notes to Consolidated Financial Statements located in the Financial Section of this report.
Activities with customers domiciled outside the U.S., in total or with any individual country, are not significant. We provide information on risks attendant to foreign operations: (1) under the caption “Concentration of Credit Risk” on pages F-25 through F-26 of the Financial Section of this report; and (2) under the caption "International Exposure" on page F-28 of the Financial Section of this report.
We provide information about the net interest income and noninterest income we received from our various classes of products and services: (1) under the caption, “Analysis of Net Interest Income” on page F-6 of the Financial Section of this report; (2) under the caption “Net Interest Income” on page F-7 of the Financial Section of this report; and (3) under the caption “Noninterest Income” on pages F-8 through F-9 of the Financial Section of this report.
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
Comerica competes in terms of products and pricing with large national and regional financial institutions and with smaller financial institutions. Some of Comerica's larger competitors, including certain nationwide banks that have a significant presence in Comerica's market area, may make available to their customers a broader array of product, pricing and structure alternatives and, due to their asset size, may more easily absorb credit losses in a larger overall portfolio. Some of Comerica's competitors (larger or smaller) may have more liberal lending policies and processes. Increasingly, Comerica competes with other companies based on financial technology and capabilities, such as mobile banking applications and money movement. Further, Comerica's banking competitors may be subject to a significantly different or reduced degree of regulation due to their asset size or types of products offered. They may also have the ability to more efficiently utilize resources to comply with regulations or may be able to more effectively absorb the costs of regulations into their existing cost structure. Comerica believes that the level of competition in all geographic markets will continue to increase in the future.
In addition to banks, Comerica's banking subsidiaries also face competition from other financial intermediaries, including savings and loan associations, consumer finance companies, leasing companies, venture capital funds, credit unions, investment banks, insurance companies and securities firms. Competition among providers of financial products and services continues to increase as technology advances have lowered the barriers to entry for financial technology companies, with consumers having the opportunity to select from a growing variety of traditional and nontraditional alternatives, including crowdfunding, digital wallets and money transfer services. The ability of non-banking financial institutions to provide services previously limited to commercial banks has intensified competition. Because non-banking financial institutions are not subject to many of the same regulatory restrictions as banks and bank holding companies, they can often operate with greater flexibility and lower cost structures.
In addition, the industry continues to consolidate, which affects competition by eliminating some regional and local institutions, while strengthening the franchises of acquirers.
SUPERVISION AND REGULATION
Banks, bank holding companies, and financial institutions are highly regulated at both the state and federal level. Comerica is subject to supervision and regulation at the federal level by the Board of Governors of the Federal Reserve System (“FRB”) under the Bank Holding Company Act of 1956, as amended. Comerica Bank is chartered by the State of Texas and at the state level is supervised and regulated by the Texas Department of Banking under the Texas Finance Code. Comerica Bank has elected to be a member of the Federal Reserve System under the Federal Reserve Act and, consequently, is supervised and regulated by the Federal Reserve Bank of Dallas. Comerica Bank & Trust, National Association is chartered under federal law and is subject to supervision and regulation by the Office of the Comptroller of the Currency (“OCC”) under the National Bank Act. Comerica Bank & Trust, National Association, by virtue of being a national bank, is also a member of the Federal Reserve System. The deposits of Comerica Bank and Comerica Bank & Trust, National Association are insured by the Deposit Insurance Fund of the Federal Deposit Insurance Corporation (“FDIC”) to the extent provided by law. Certain transactions executed by Comerica Bank are also subject to regulation by the U.S. Commodity Futures Trading Commission. The Department of Labor ("DOL") regulates financial institutions providing services to plans governed by the Employee Retirement Income Security Act of 1974 (“ERISA”). In Canada, Comerica Bank is supervised by the Office of the Superintendent of Financial Institutions and in Mexico, by the Banco de México.
The FRB supervises non-banking activities conducted by companies directly and indirectly owned by Comerica. In addition, Comerica's non-banking subsidiaries are subject to supervision and regulation by various state, federal and self-regulatory agencies, including, but not limited to, the Financial Industry Regulatory Authority, Inc., the Department of Licensing and Regulatory Affairs of the State of Michigan and the Municipal Securities Rulemaking Board ("MSRB") (in the case of Comerica Securities, Inc.); the Department of Insurance and Financial Services of the State of Michigan (in the case of Comerica Insurance Services, Inc.); the DOL (in the case of Comerica Securities, Inc. and Comerica Insurance Services, Inc.); and the Securities and Exchange Commission (“SEC”) (in the case of Comerica Securities, Inc. and World Asset Management, Inc.).
Both the scope of the laws and regulations and intensity of supervision to which our business is subject have increased in recent years, in response to the financial crisis as well as other factors such as technological and market changes. Many of these changes have occurred as a result of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Dodd-Frank Act") and its implementing regulations, most of which are now in place. President Trump has issued an executive order that sets forth principles for the reform of the federal financial regulatory framework, and the Republican majority in Congress has also suggested an agenda for financial regulatory change. It is too early to assess whether there will be any major changes in the regulatory environment or merely a rebalancing of the post-financial crisis framework. Accordingly, Comerica expects that its business will remain subject to extensive regulation and supervision.
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
Requirements for Approval of Activities and Acquisitions
The Gramm-Leach-Bliley Act expanded the activities in which a bank holding company registered as a financial holding company can engage. Comerica became a financial holding company in 2000. As a financial holding company, Comerica may affiliate with securities firms and insurance companies, and engage in activities that are financial in nature. Activities that are “financial in nature” include, but are not limited to: securities underwriting; securities dealing and market making; sponsoring mutual funds and investment companies (subject to regulatory requirements described below); insurance underwriting and agency; merchant banking; and activities that the FRB has determined to be financial in nature or incidental or complementary to a financial activity, provided that it does not pose a substantial risk to the safety or soundness of the depository institution or the financial system generally.

The conditions to be a financial holding company include, among others, the requirement that each depository institution subsidiary of the holding company be well capitalized and well managed. The Dodd-Frank Act also requires the well capitalized and well managed standards to be met at the financial holding company level. Comerica, Comerica Bank and Comerica Bank & Trust, National Association, are each “well capitalized” and “well managed” under FRB standards. If any subsidiary bank of Comerica were to cease being “well capitalized” or “well managed” under applicable regulatory standards, the FRB could place limitations on Comerica's ability to conduct the broader financial activities permissible for financial holding companies or impose limitations or conditions on the conduct or activities of Comerica or its affiliates. If the deficiencies persisted, the FRB could order Comerica to divest any subsidiary bank or to cease engaging in any activities permissible for financial holding companies that are not permissible for bank holding companies, or Comerica could elect to conform its non-banking activities to those permissible for a bank holding company that is not also a financial holding company.
In addition, the Community Reinvestment Act of 1977 (“CRA”) requires U.S. banks to help serve the credit needs of their communities. Comerica Bank's current rating under the “CRA” is “satisfactory”. If any subsidiary bank of Comerica were to receive a rating under the CRA of less than “satisfactory,” Comerica would be prohibited from engaging in certain activities.
Federal and state laws impose notice and approval requirements for mergers and acquisitions of other depository institutions or bank holding companies. In many cases, no FRB approval is required for Comerica to acquire a company engaged in activities that are financial in nature or incidental to activities that are financial in nature, as determined by the FRB. Prior approval is required before Comerica may acquire the beneficial ownership or control of more than 5% of the voting shares or substantially all of the assets of a bank holding company (including a financial holding company) or a bank. Further, the effectiveness of Comerica and its subsidiaries in complying with anti-money laundering regulations (discussed below) is also taken into account by the FRB when considering applications for approval of acquisitions.
Transactions with Affiliates
Various governmental requirements, including Sections 23A and 23B of the Federal Reserve Act and the FRB's Regulation W, limit borrowings by Comerica and its nonbank subsidiaries from its affiliate insured depository institutions, and also limit various other transactions between Comerica and its nonbank subsidiaries, on the one hand, and Comerica's affiliate insured depository institutions, on the other. For example, Section 23A of the Federal Reserve Act limits the aggregate outstanding amount of any insured depository institution's loans and other “covered transactions” with any particular nonbank affiliate (including financial subsidiaries) to no more than 10% of the institution's total capital and limits the aggregate outstanding amount of any insured depository institution's covered transactions with all of its nonbank affiliates to no more than 20% of its total capital. “Covered transactions” are defined by statute to include (i) a loan or extension of credit, (ii) a purchase of securities issued by an affiliate, (iii) a purchase of assets (unless otherwise exempted by the FRB) from the affiliate, (iv) the acceptance of securities issued by the affiliate as collateral for a loan, (v) the issuance of a guarantee, acceptance or letter of credit on behalf of an affiliate and (vi) securities borrowing or lending transactions and derivative transactions with an affiliate, to the extent that either causes a bank or its affiliate to have credit exposure to the securities borrowing/lending or derivative counterparty. Section 23A of the Federal Reserve Act also generally requires that an insured depository institution's loans to its nonbank affiliates be, at a minimum, 100% secured, and Section 23B of the Federal Reserve Act generally requires that an insured depository institution's transactions with its nonbank affiliates be on terms and under circumstances that are substantially the same or at least as favorable as those prevailing for comparable transactions with nonaffiliates.
Data Privacy and Cyber Security Regulation
Comerica is subject to many U.S. federal, state and international laws and regulations governing requirements for maintaining policies and procedures to protect the non-public confidential information of customers and employees. The privacy provisions of the Gramm-Leach-Bliley Act generally prohibit financial institutions, including Comerica, from disclosing nonpublic personal financial information of consumer customers to third parties for certain purposes (primarily marketing) unless customers have the opportunity to “opt out” of the disclosure. Other laws and regulations, at the international, federal and state level, limit Comerica's ability to share certain information with affiliates and non-affiliates for marketing and/or non-marketing purposes, or to contact customers with marketing offers. The Gramm-Leach-Bliley Act also requires banks to implement a comprehensive information security program that includes administrative, technical and physical safeguards to ensure the security and confidentiality of customer records and information.
In October 2016, the federal banking regulators issued an advance notice of proposed rulemaking regarding enhanced cyber risk management standards, which would apply to a wide range of large financial institutions, including Comerica, and their third-party service providers. The proposed standards would expand existing cybersecurity regulations and guidance to focus on cyber risk governance and management; management of internal and external dependencies; and incident response, cyber resilience and situational awareness. In addition, the proposal contemplates more stringent standards for institutions with systems that are critical to the financial sector. Comerica is monitoring the development of this rule.

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
Comerica Bank and Comerica Bank & Trust, National Association are required by federal law to obtain the prior approval of the FRB and/or the OCC, as the case may be, for the declaration and payment of dividends, if the total of all dividends declared by the board of directors of such bank in any calendar year will exceed the total of (i) such bank's retained net income (as defined and interpreted by regulation) for that year plus (ii) the retained net income (as defined and interpreted by regulation) for the preceding two years, less any required transfers to surplus or to fund the retirement of preferred stock. At January 1, 2018, Comerica's subsidiary banks could declare aggregate dividends of approximately $7 million from retained net profits of the preceding two years. Comerica's subsidiary banks declared dividends of $907 million in 2017, $545 million in 2016 and $437 million in 2015.
Further, federal regulatory agencies can prohibit a banking institution or bank holding company from engaging in unsafe and unsound banking practices and could prohibit the payment of dividends under circumstances in which such payment could be deemed an unsafe and unsound banking practice. Under the Federal Deposit Insurance Corporation Improvement Act (“FDICIA”) “prompt corrective action” regime discussed below, which applies to each of Comerica Bank and Comerica Bank & Trust, National Association, a subject bank is specifically prohibited from paying dividends to its parent company if payment would result in the bank becoming “undercapitalized.” In addition, Comerica Bank is also subject to limitations under Texas state law regarding the amount of earnings that may be paid out as dividends to its parent company, and requiring prior approval for payments of dividends that exceed certain levels.
Additionally, the payment of dividends by Comerica to its shareholders is subject to the non-objection of the FRB pursuant to the Comprehensive Capital Analysis and Review ("CCAR") program, as described below under "Annual Capital Plans and Stress Tests."
Annual Capital Plans and Stress Tests
Comerica is subject to the FRB’s annual CCAR process, as well as the Dodd-Frank Act Stress Testing ("DFAST") requirements. As part of the CCAR process, the FRB undertakes a supervisory assessment of the capital adequacy of bank holding companies, including Comerica, that have $50 billion or more in total consolidated assets. This capital adequacy assessment is based on a review of a comprehensive capital plan submitted by each participating bank holding company to the FRB that describes the company’s planned capital actions during the nine quarter review period, as well as the results of stress tests conducted by both the company tailoring hypothetical macro-economic scenarios that capture the idiosyncratic risks and business of the company and the FRB under different hypothetical macro-economic scenarios, including a supervisory baseline and an adverse and a severely adverse scenario provided by the FRB.
After completing its review, the FRB may object or not object to the company’s proposed capital actions, such as plans to pay or increase common stock dividends, reinstate or increase common equity repurchase programs, or issue or redeem preferred stock or other regulatory capital instruments. In connection with the 2017 CCAR, Comerica submitted its 2017 capital plan to the FRB on April 4, 2017; on June 22, 2017, Comerica and the FRB released the revenue, loss and capital results from the annual stress testing exercises and on June 28, 2017, Comerica announced that the FRB had completed its CCAR 2017 capital plan review and did not object to the capital plan or capital distributions contemplated in the plan for the four-quarter period commencing in the third quarter 2017 and ending in the second quarter 2018. Comerica plans to submit its CCAR 2018 capital plan to the FRB, consistent with supervisory guidance (SR 15-19), in April 2018 and expects to receive the results of the FRB's review of the plan in June 2018 and to release its company-run stress tests results in June or July 2018.
FRB regulations also required that Comerica and other large bank holding companies conduct a separate mid-year stress test using financial data as of June 30th and three company-derived, idiosyncratic macro-economic scenarios (base, adverse and severely adverse) and publish a summary of the results under the severely adverse scenario. On October 19, 2017, Comerica released the results of its company-run mid-year stress tests. Stress test results are available in the Investor Relations section of Comerica's website at investor.comerica.com, on the “Regulatory Disclosures” page under "Financial Reports."
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

Regulations establishing the specific capital tiers provide that, for a depository institution to be well capitalized, it must have a total risk-based capital ratio of at least 10 percent and a Tier 1 risk-based capital ratio of at least 8 percent, a common equity Tier 1 risk-based capital measure of at least 6.5 percent, a Tier 1 leverage ratio of at least 5 percent and not be subject to any specific capital order or directive. For an institution to be adequately capitalized, it must have a total risk-based capital ratio of at least 8 percent, a Tier 1 risk-based capital ratio of at least 6 percent, a common equity Tier 1 risk-based capital measure of at least 4.5 percent and a Tier 1 leverage ratio of at least 4 percent. Under certain circumstances, the appropriate banking agency may treat a well capitalized, adequately capitalized or undercapitalized institution as if the institution were in the next lower capital category.
As of December 31, 2017, Comerica and its banking subsidiaries exceeded the ratios required for an institution to be considered “well capitalized” under these regulations.
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
FDIC Insurance Assessments
The FDIC Deposit Insurance Fund (“DIF”) provides deposit insurance coverage for certain deposits up to $250,000 per depositor in each deposit account category. Comerica's subsidiary banks are subject to FDIC deposit insurance assessments to maintain the DIF. The FDIC imposes a risk-based deposit premium assessment system, where the assessment rates for an insured depository institution are determined by an assessment rate calculator, which is based on a number of elements to measure the risk each institution poses to the DIF. The assessment rate is applied to total average assets less tangible equity. Under the current system, premiums are assessed quarterly and could increase if, for example, criticized loans and/or other higher risk assets increase or balance sheet liquidity decreases. For 2017, Comerica’s FDIC insurance expense totaled $51 million, including the surcharge described below.
Effective July 1, 2016, the FDIC issued a final rule in order to implement section 334 of the Dodd-Frank Act ("§334"), which requires the FDIC to (1) raise the minimum reserve ratio for the DIF to 1.35 percent, from 1.15 percent, (2) assess premiums on banks to reach the 1.35 percent goal by September 30, 2020, and (3) offset the effect of the increase in the minimum reserve ratio on insured depository institutions with assets of less than $10 billion. The final rule imposes a surcharge on large banks, to be assessed over a period of eight quarters, as a means to implement §334. Comerica is subject to the surcharge assessment. If this surcharge is insufficient to increase the reserve ratio to 1.35 percent by December 31, 2018, a one-time shortfall assessment will be imposed on institutions with total consolidated assets of $10 billion or more on March 31, 2019. Management currently estimates that the surcharge, which began July 1, 2016, will continue at a rate of approximately $6 million per quarter through at least the first quarter of 2018.

Capital and Liquidity
Comerica and its bank subsidiaries are subject to risk-based capital requirements and guidelines imposed by the FRB and/or the OCC.
For this purpose, a depository institution's or holding company's assets and certain specified off-balance sheet commitments are assigned to various risk categories defined by the FRB, each weighted differently based on the level of credit risk that is ascribed to such assets or commitments, based on counterparty type and asset class. A depository institution's or holding company's capital, in turn, is divided into three tiers: Common Equity Tier 1 (“CET1”), additional Tier 1, and Tier 2. CET1 capital predominantly includes common shareholders’ equity, less certain deductions for goodwill, intangible assets and deferred tax assets that arise from net operating losses and tax credit carry-forwards, if any. Additional Tier 1 capital primarily includes any outstanding noncumulative perpetual preferred stock and related surplus. Comerica has also made the election to permanently exclude accumulated other comprehensive income related to debt securities, cash flow hedges, and defined benefit postretirement plans from CET1 capital. Tier 2 capital primarily includes qualifying subordinated debt and qualifying allowance for credit losses. Certain deductions and adjustments to regulatory capital are subject to phase-in. The ultimate timing for specific deductions and adjustments is yet to be determined pending the finalization of a separate proposal by banking regulators to simplify certain aspects of the capital rules. More information is set forth in the "Capital" section located on pages F-17 through F-19.
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
Comerica, like other bank holding companies, currently is required to maintain CET1, Tier 1 (the sum of CET1 and additional Tier 1 capital) and “total capital” (the sum of Tier 1 and Tier 2 capital) equal to at least 4.5 percent, 6 percent and 8 percent of its total risk-weighted assets (including certain off-balance-sheet items, such as standby letters of credit), respectively. In 2017, Comerica was also required to maintain a minimum capital conservation buffer of 1.250 percent in order to avoid restrictions on capital distributions and discretionary bonuses. The minimum required capital conservation buffer gradually increases to 2.5 percent in 2019. At December 31, 2017, Comerica met all requirements, with CET1, Tier 1 and total capital equal to 11.68 percent, 11.68 percent and 13.84 percent of its total risk-weighted assets, respectively, and a capital conservation buffer of 5.68 percent of its total risk-weighted assets.
Comerica is also required to maintain a minimum “leverage ratio” (Tier 1 capital to non-risk-adjusted total assets) of 4 percent. Comerica's leverage ratio of 10.89 percent at December 31, 2017 reflects the nature of Comerica's balance sheet and demonstrates a commitment to capital adequacy. At December 31, 2017, Comerica Bank had CET1, Tier 1 and total capital equal to 10.72 percent, 10.72 percent and 12.61 percent of its total risk-weighted assets, respectively, a capital conservation buffer of 4.61 percent of its total risk-weighted assets, and a leverage ratio of 10.00 percent.
Additional information on the calculation of Comerica and its bank subsidiaries' CET1, Tier 1 capital, total capital and risk-weighted assets is set forth in the "Capital" section located on pages F-17 through F-19 of the Financial Section of this report and Note 20 of the Notes to Consolidated Financial Statements located on pages F-94 through F-95 of the Financial Section of this report.
Comerica must also comply with the modified Liquidity Coverage Ratio ("LCR") standard, which requires a financial institution to hold a minimum level of high-quality, liquid assets to fully cover modified net cash outflows under a 30-day systematic liquidity stress scenario. At each quarter-end in 2017, Comerica was in compliance with the fully phased-in LCR requirement of 100%, plus a buffer.
In the second quarter 2016, U.S. banking regulators issued a notice of proposed rulemaking (the "proposed rule") implementing a second quantitative liquidity requirement in the U.S. generally consistent with the Net Stable Funding Ratio ("NSFR") minimum liquidity measure established under the Basel III liquidity framework. Under the proposed rule, Comerica will be subject to a modified NSFR standard, which requires a financial institution to hold a minimum level of available longer-term, stable sources of funding to fully cover a modified amount of required longer-term stable funding, over a one-year period. However, a final NSFR rule has not yet been published by the U.S. regulatory agencies so the effective date of compliance remains unknown. Comerica does not currently expect the proposed rule to have a material impact on its liquidity needs.

Anti-Money Laundering Regulations
The Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act (“USA PATRIOT Act”) of 2001 and its implementing regulations require insured depository institutions, broker-dealers, and certain other financial institutions to have policies, procedures, and controls to detect, prevent, and report money laundering and terrorist financing. The USA PATRIOT Act and its regulations also provide for information sharing, subject to conditions, between federal law enforcement agencies and financial institutions, as well as among financial institutions, for counter-terrorism purposes. Federal banking regulators are required, when reviewing bank holding company acquisition and bank merger applications, to take into account the effectiveness of the anti-money laundering activities of the applicants. To comply with these obligations, Comerica and its various operating units have implemented appropriate internal practices, procedures, and controls.
Interstate Banking and Branching
The Interstate Banking and Branching Efficiency Act (the “Interstate Act”), as amended by the Dodd-Frank Act, permits a bank holding company, with FRB approval, to acquire banking institutions located in states other than the bank holding company's home state without regard to whether the transaction is prohibited under state law, but subject to any state requirement that the bank has been organized and operating for a minimum period of time, not to exceed five years, and the requirement that the bank holding company, prior to and following the proposed acquisition, control no more than 10 percent of the total amount of deposits of insured depository institutions in the U.S. and no more than 30 percent of such deposits in that state (or such amount as established by state law if such amount is lower than 30 percent). The Interstate Act, as amended, also authorizes banks to operate branch offices outside their home states by merging with out-of-state banks, purchasing branches in other states and by establishing de novo branches in other states, subject to various conditions. In the case of purchasing branches in a state in which it does not already have banking operations, de novo interstate branching is permissible if under the law of the state in which the branch is to be located, a state bank chartered by that state would be permitted to establish the branch. A bank holding company or bank must be well capitalized and well managed in order to take advantage of these interstate banking and branching provisions.
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
Incentive-Based Compensation
Comerica is subject to guidance issued by the FRB, OCC and FDIC intended to ensure that the incentive compensation policies of banking organizations do not undermine the safety and soundness of such organizations by encouraging excessive risk-taking. The guidance, which covers senior executives as well as other employees who, either individually or as part of a group, have the ability to expose the banking organization to material amounts of risk, is based upon the key principles that a banking organization's incentive compensation arrangements (i) should provide employees incentives that appropriately balance risk and financial results in a manner that does not encourage employees to expose their organizations to imprudent risk; (ii) should be compatible with effective controls and risk-management; and (iii) should be supported by strong corporate governance, including active and effective oversight by the organization's board of directors. Banking organizations are expected to review regularly their incentive compensation arrangements based on these three principles. Where there are deficiencies in the incentive compensation arrangements, they should be promptly addressed. Enforcement actions may be taken against a banking organization if its incentive compensation arrangements, or related risk-management control or governance processes, pose a risk to the organization's safety and soundness, particularly if the organization is not taking prompt and effective measures to correct the deficiencies. Similar to other large banking organizations, Comerica has been subject to a continuing review of incentive compensation policies and practices by representatives of the FRB, the Federal Reserve Bank of Dallas and the Texas Department of Banking since 2011. As part of that review, Comerica has undertaken a thorough analysis of all the incentive compensation programs throughout the organization, the individuals covered by each plan and the risks inherent in each plan’s design and implementation. Comerica has determined that risks arising from employee compensation plans are not reasonably likely to have a material adverse effect on Comerica. Further, it is the Company’s intent to continue to evolve our processes going forward by monitoring regulations and best practices for sound incentive compensation.
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
Supervision and Regulation Assessment
Section 318 of the Dodd-Frank Act authorizes the federal banking agencies to assess fees against bank holding companies with total consolidated assets in excess of $50 billion equal to the expenses necessary or appropriate in order to carry out their supervision and regulation of those companies. Comerica expensed $2.1 million for 2017, which will be assessed in the first quarter 2018.
The Volcker Rule
Comerica is prohibited under the Volcker Rule from (1) engaging in short-term proprietary trading for our own account and (2) having certain ownership interests in and relationships with hedge funds or private equity funds ("Covered Funds"). The final Volcker Rule regulations contain exemptions for market-making, hedging, underwriting and trading in U.S. government and agency obligations, and also permit certain ownership interests in certain types of Covered Funds to be retained. They also permit the offering and sponsoring of Covered Funds under certain conditions.
The final Volcker Rule regulations impose significant compliance and reporting obligations on banking entities. Comerica is subject to the enhanced compliance program under the Volcker Rule but does not expect to be required to report metrics to the regulators. Comerica has put in place the compliance programs required by the Volcker Rule and has either divested or received extensions for any holdings in Covered Funds. Additional information on Comerica's portfolio of indirect (through funds) private equity and venture capital investments, which includes the Covered Funds, is set forth in Note 1 of the Notes to Consolidated Financial Statements located on page F-48 of the Financial Section of this report.
Resolution (Living Will) Plans
Like other similar bank holding companies with assets at or above the $50 billion threshold, Comerica is required to prepare and submit to the federal banking agencies (e.g., FRB and FDIC) and periodically update a plan for its rapid and orderly resolution under the U.S. Bankruptcy Code. In addition, FDIC-insured depository institutions (like Comerica Bank) with assets of $50 billion or more are required to develop, maintain, and periodically submit plans outlining how the FDIC would resolve it through the FDIC's resolution powers under the Federal Deposit Insurance Act. Comerica submitted its latest resolution plan to the FRB on December 29, 2017. The next update to the resolution plan for Comerica Bank is due to be filed with the FDIC on or before July 1, 2018.
Derivative Transactions
As a state member bank, Comerica Bank may engage in derivative transactions, as permitted by applicable Texas and federal law.
Title VII of the Dodd-Frank Act establishes a comprehensive framework for over-the-counter (“OTC”) derivatives transactions. Even though many of the requirements did not impact Comerica directly since Comerica Bank does not meet the definition of swap dealer or “major swap participant,” Comerica continues to review and evaluate whether such requirements impact the Bank indirectly. On October 26, 2017, the CFTC issued an Order extending the de minimis threshold at $8 billion through December 31, 2019 with respect to the de minimis exception to the swap dealer definition. In taking this action, the de minimis threshold will not decrease to $3 billion on December 31, 2018, as proposed.  At this time, Comerica will continue to track its dealing activity and monitor any actions as it relates to the de minimis threshold.

The variation margin requirements for non-centrally cleared swaps and security-based swaps were effective for Comerica on March 1, 2017.  The variation margin requirements were issued for the purpose of ensuring safety and soundness of swap trading in light of the risk to the financial system associated with non-cleared swaps activity.  At this time, Comerica has met compliance with its financial counterparties with respect to the variation margin requirements.
DOL Fiduciary Rule
During April 2016, the DOL issued a final rule related to fiduciary standards in regards to the investing of clients' retirement assets. The final rule expands the definition of a fiduciary under the Employee Retirement Income Security Act of 1974. Those who provide investment advice to plans, plan sponsors, fiduciaries, plan participants, beneficiaries and IRAs and IRA owners must either avoid payments that create conflicts of interest or comply with the protective terms of an exemption issued by the DOL. Under new exemptions adopted with the rule, financial institutions will be obligated to acknowledge their status and the status of their individual advisers as "fiduciaries." Firms and advisers will be required to make prudent investment recommendations without regard to their own interests, or the interests of those other than the customer; charge only reasonable compensation; and make no misrepresentations to their customers regarding recommended investments. Additionally, the new rule requires certain disclosures to be made to investors, and ongoing compliance must be monitored and documented. The requirement that advisors act impartially was effective April 10, 2017. Other portions of the rule were scheduled to phase-in by January 1, 2018, but in November 2017, the DOL announced an extension of that date to July 1, 2019. The DOL has stated that during the extension period, it intends to consider whether possible changes and alternatives to exemptions would be appropriate in light of the current comment record and potential input from, and action by, the SEC, state insurance commissioners and other regulators.
Consumer Financial Protection Bureau and Certain Recent Consumer Finance Regulations
Consumer Financial Protection Bureau. Comerica is subject to regulation by the Consumer Financial Protection Bureau ("CFPB"), which has a broad rule-making authority for a wide range of consumer protection laws that apply to all banks and savings institutions, including the authority to prohibit “unfair, deceptive or abusive” acts and practices, and possesses examination and enforcement authority over all banks and savings institutions with more than $10 billion in assets.
Home Mortgage Disclosure Act, Equal Credit Opportunity Act and Uniform Residential Loan Application. The CFPB has issued final rules changing the reporting requirements for lenders under the Home Mortgage Disclosure Act. The new rules expand the range of transactions subject to these requirements to include most securitized residential mortgage loans and credit lines. The rules also increase the overall amount of data required to be collected and submitted, including additional data points about the applicable loans and expanded data about the borrowers. Comerica began collecting the expanded data on January 1, 2018.
Flood Insurance Rules
Comerica continues to monitor the development and implementation of the private flood insurance requirements. To date, the joint agencies have yet to issue a final rule with respect to this remaining requirement. All other flood insurance requirements subject to the Final Rule - Loans in Areas Having Special Flood Hazards, including the escrow of premium and fees for certain real estate loans, are now effective and have been implemented by Comerica.
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

Credit Administration
Comerica maintains a Credit Administration Department (“Credit Administration”) which is responsible for the oversight and monitoring of our loan portfolio. Credit Administration assists with underwriting by providing objective financial analysis, including an assessment of the borrower's business model, balance sheet, cash flow and collateral. Each borrower relationship is assigned an internal risk rating by Credit Administration. Further, Credit Administration updates the assigned internal risk rating for every borrower relationship as new information becomes available, either as a result of periodic reviews of the credit quality or as a result of a change in borrower performance. The goal of the internal risk rating framework is to support Comerica's risk management capability, including its ability to identify and manage changes in the credit risk profile of its portfolio, predict future losses and price the loans appropriately for risk.
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
For additional information specific to our Energy loan portfolio, please see the caption, “Energy Lending” on pages F-27 through F-28 of the Financial Section of this report.
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
EMPLOYEES
As of December 31, 2017, Comerica and its subsidiaries had 7,691 full-time and 499 part-time employees.
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
Item 1A.  Risk Factors.
This report includes forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. In addition, Comerica may make other written and oral communications from time to time that contain such statements. All statements regarding Comerica's expected financial position, strategies and growth prospects and general economic conditions Comerica expects to exist in the future are forward-looking statements. The words, “anticipates,” “believes,” “contemplates,” “feels,” “expects,” “estimates,” “seeks,” “strives,” “plans,” “intends,” “outlook,” “forecast,” “position,” “target,” “mission,” “assume,” “achievable,” “potential,” “strategy,” “goal,” “aspiration,” "opportunity," "initiative," “outcome,” “continue,” “remain,” “maintain,” "on track," “trend,” “objective,” "looks forward," "projects," "models" and variations of such words and similar expressions, or future or conditional verbs such as “will,” “would,” “should,” “could,” “might,” “can,” “may” or similar expressions, as they relate to Comerica or its management, are intended to identify forward-looking statements.
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
Monetary and fiscal policies of various governmental and regulatory agencies, in particular the FRB, affect the financial services industry, directly and indirectly. The FRB regulates the supply of money and credit in the U.S. and its monetary and fiscal policies determine in a large part Comerica's cost of funds for lending and investing and the return that can be earned on such loans and investments. Changes in such policies, including changes in interest rates or changes in the FRB's balance sheet, will influence the origination of loans, the value of investments, the generation of deposits and the rates received on loans and investment securities and paid on deposits. Changes in monetary and fiscal policies are beyond

Comerica's control and difficult to predict. Comerica's financial condition and results of operations could be materially adversely impacted by changes in governmental monetary and fiscal policies.

•	Proposed revenue enhancements and efficiency improvements may not be achieved.
In July 2016, Comerica announced its efficiency and revenue initiative, GEAR Up (the "initiative") and initial financial targets. The initiative continues to be implemented. There may be changes in the scope or assumptions underlying the initiative, delays in the anticipated timing of activities related to the initiative and higher than expected or unanticipated costs to implement them, and some benefits may not be fully achieved. As well, even if the initiative is successful, many factors can influence the amount of core noninterest expenses, some of which are not wholly in our control, including changing regulations, benefits and health care costs, technology and cybersecurity investments, outside processing expenses and litigation.
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
In particular, cybersecurity risks for financial institutions have significantly increased in recent years as reliance on information technology systems has expanded. Comerica's operations rely on the secure processing, storage and transmission of confidential and other information on its technology systems and networks. These networks are subject to infrastructure failures, ongoing system maintenance and upgrades and planned network outages. The increased use of mobile and cloud technologies can heighten these and other operational risks. Any failure, interruption or breach in security of these systems could result in failures or disruptions in Comerica's customer relationship management, general ledger, deposit, loan and other systems.
Comerica may also be subject to disruptions of its operating systems arising from events that are wholly or partially beyond its control, which may include, for example, computer viruses, cyber attacks, spikes in transaction volume and/or customer activity, electrical or telecommunications outages, natural disasters or acts of terrorism. These incidents may occur directly or through a third party provider. Cyberattacks could include computer viruses, malicious or destructive code, phishing attacks, denial of service or information, ransomware or other security breaches, and could result in the destruction or exfiltration of data and systems. Although Comerica has programs in place related to business continuity, disaster recovery and information security to maintain the confidentiality, integrity, and availability of its systems, business applications and customer information, such disruptions may still give rise to interruptions in service to customers and loss or liability to Comerica, including loss of customer data. Like other financial services firms, Comerica and its third party providers continue to be the subject of cyber attacks. Although to this date Comerica has not experienced any material losses or other material consequences related to cyber attacks, future cyber attacks could be more disruptive and damaging, and Comerica may not be able to anticipate or prevent all such attacks. Further, cyberattacks may not be detected in a timely manner.
The occurrence of any failure or interruption in Comerica's operations or information systems, or any security breach, could cause reputational damage, jeopardize the confidentiality of customer information, result in a loss of customer business, subject Comerica to regulatory intervention or expose it to civil litigation and financial loss or liability, any of which could have a material adverse effect on Comerica. Although we maintain insurance coverage that may cover certain cyber losses (subject to policy terms and conditions), such insurance coverage may be insufficient to cover all losses.

•	Comerica relies on other companies to provide certain key components of its delivery systems, and certain failures could materially adversely affect operations.
Comerica faces the risk of operational disruption, failure or capacity constraints due to its dependency on third party vendors for components of its delivery systems. Third party vendors provide certain key components of Comerica's delivery systems, such as cloud-based computing, networking and storage services, payment processing services, recording and monitoring services, internet connections and network access, clearing agency services and card processing services. While Comerica conducts due diligence prior to engaging with third party vendors and performs ongoing monitoring of vendor controls, it does not control their operations. Further, while Comerica's vendor management policies and practices are designed to comply with current regulations, these policies and practices cannot eliminate this risk. In this context, any vendor failure to properly deliver these services could adversely affect Comerica’s business operations, and result in financial loss, reputational harm, and/or regulatory action.

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
Additionally, Comerica must also comply with the modified LCR standard, which requires a financial institution to hold a minimum level of high-quality, liquid assets to fully cover modified net cash outflows under a 30-day systematic liquidity stress scenario. As well, under proposed rules, Comerica will be subject to a modified NSFR standard, which requires a financial institution to hold a minimum level of available longer-term, stable sources of funding to fully cover a modified amount of required longer-term stable funding, over a one-year period. For more information regarding the LCR and the NSFR, please see the “Supervision and Regulation” section of this report. The inability to access capital markets funding sources as needed could adversely impact our level of regulatory-qualifying capital and ability to continue to comply with the LCR framework or the NSFR measure.
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
For more information regarding certain of Comerica's lines of business, please see "Concentration of Credit Risk," "Commercial Real Estate Lending" and “Energy Lending” on pages F-25 through F-28 of the Financial Section of this report.

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
Comerica is subject to extensive regulation, supervision and examination by the U.S. Treasury, the Texas Department of Banking, the FDIC, the FRB, the SEC, FINRA, DOL, MSRB and other regulatory bodies. Such regulation and supervision governs the activities in which Comerica may engage. Regulatory authorities have extensive discretion in their supervisory and enforcement activities, including the imposition of restrictions on Comerica's operations, investigations and limitations related to Comerica's securities, the classification of Comerica's assets and determination of the level of Comerica's allowance for loan losses. Any change in such regulation and oversight, whether in the form of regulatory policy, regulations, legislation or supervisory action, may have a material adverse impact on Comerica's business, financial condition or results of operations. Although President Trump has issued an executive order that sets forth principles for the reform of the federal financial regulatory framework, and the Republican majority in Congress has also suggested an agenda for financial regulatory change, it is too early to assess whether there will be any major changes in the regulatory environment or, if changes occur, the ultimate effect they would have upon the financial condition or results of operations of Comerica. The impact of any future legislation or regulatory actions may adversely affect Comerica's businesses or operations.

•	Changes in the financial markets, including fluctuations in interest rates and their impact on deposit pricing, could adversely affect Comerica's net interest income and balance sheet.
The operations of financial institutions such as Comerica are dependent to a large degree on net interest income, which is the difference between interest income from loans and investments and interest expense on deposits and borrowings. Prevailing economic conditions, the trade, fiscal and monetary policies of the federal government and the policies of various regulatory agencies all affect market rates of interest and the availability and cost of credit, which in turn significantly affect financial institutions' net interest income and the market value of its investment securities. Interest rates over the past several years have remained at low levels, even following recent rate rises. A continued low interest rate environment may continue to adversely affect the interest income Comerica earns on loans and investments. For a discussion of Comerica's interest rate sensitivity, please see, “Market and Liquidity Risk” beginning on page F-28 of the Financial Section of this report.
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

•
Interest rates on Comerica's outstanding financial instruments might be subject to change based on regulatory developments, which could adversely affect its revenue, expenses, and the value of those financial instruments.

LIBOR and certain other “benchmarks” are the subject of recent national, international, and other regulatory guidance and proposals for reform. These reforms may cause such benchmarks to perform differently than in the past or have other consequences which cannot be predicted. On July 27, 2017, the United Kingdom’s Financial Conduct Authority, which regulates LIBOR, publicly announced that it intends to stop persuading or compelling banks to submit LIBOR rates after 2021. It is expected that a transition away from the widespread use of LIBOR to alternative rates will occur over the course of the next several years. As a result of this transition, interest rates on our floating rate obligations, loans, deposits, derivatives, and other financial instruments tied to LIBOR rates, as well as the revenue and expenses associated with those financial instruments, may be adversely affected. Further, any uncertainty regarding the continued use and reliability of LIBOR as a benchmark interest rate could adversely affect the value of our floating rate obligations, loans, deposits, derivatives, and other financial instruments tied to LIBOR rates. More than 90 percent of the Comerica's loans were floating at December 31, 2017, of which approximately 80 percent were based on 30-day LIBOR and 20 percent were based on Prime.

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

•	Damage to Comerica’s reputation could damage its businesses.
With consumers more and more interested in doing business with companies they admire and trust, reputational risk is an increasing concern for business. Such risks include compliance issues, operational challenges, or a strategic, high profile event. Comerica's business is based on the trust of its customers, communities, and entire value chain, which makes managing reputational risk extremely important.  News or other publicity that impairs Comerica's reputation, or the reputation of the financial services industry generally, can therefore cause significant harm to Comerica’s business and prospects. Further, adverse publicity or negative information posted on social media websites regarding Comerica, whether or not true, may result in harm to Comerica’s prospects.

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

•	Competitive product and pricing pressures within Comerica's markets may change.
Comerica operates in a very competitive environment, which is characterized by competition from a number of other financial institutions in each market in which it operates. Comerica competes in terms of products and pricing with large national and regional financial institutions and with smaller financial institutions. Some of Comerica's larger competitors, including certain nationwide banks that have a significant presence in Comerica's market area, may make available to their customers a broader array of product, pricing and structure alternatives and, due to their asset size, may more easily absorb credit losses in a larger overall portfolio. Some of Comerica's competitors (larger or smaller) may have more liberal lending policies and processes. Increasingly, Comerica competes with other companies based on financial technology and capabilities, such as mobile banking applications and money movement.
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
In addition to banks, Comerica's banking subsidiaries also face competition from other financial intermediaries, including savings and loan associations, consumer finance companies, leasing companies, venture capital funds, credit unions, investment banks, insurance companies and securities firms. Competition among providers of financial products and services continues to increase as technology advances have lowered the barriers to entry for financial technology companies, with consumers having the opportunity to select from a growing variety of traditional and nontraditional alternatives, including crowdfunding, digital wallets and money transfer services. The ability of non-banking financial institutions to provide services previously limited to commercial banks has intensified competition. Because non-banking financial institutions are not subject to many of the same regulatory restrictions as banks and bank holding companies, they can often operate with greater flexibility and lower cost structures.
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
For more information regarding risk management, please see "Risk Management" on pages F-20 through F-33 of the Financial Section of this report.

•
Catastrophic events, including, but not limited to, hurricanes, tornadoes, earthquakes, fires, droughts and floods, may adversely affect the general economy, financial and capital markets, specific industries, and Comerica.

Comerica has significant operations and a significant customer base in California, Texas, Florida and other regions where natural and other disasters may occur. These regions are known for being vulnerable to natural disasters and other risks, such as tornadoes, hurricanes, earthquakes, fires, droughts and floods, the nature and severity of which may be impacted by climate change. These types of natural catastrophic events have at times disrupted the local economies, Comerica's business and customers, and have caused physical damage to Comerica's property in these regions. In addition, catastrophic events occurring in other regions of the world may have an impact on Comerica's customers and in turn, on Comerica. Comerica’s business continuity and disaster recovery plans may not be successful upon the occurrence of one of these scenarios, and a significant catastrophic event anywhere in the world could materially adversely affect Comerica's operating results.

•	The impacts of recent tax reform are not yet fully known, and these and other tax regulations could be subject to potential legislative, administrative or judicial changes or interpretations.
The tax reform bill enacted on December 22, 2017 has had, and is expected to continue to have, far-reaching and significant effects on Comerica, its customers and the U.S. economy. The tax reform bill lowered the corporate federal statutory tax rate and eliminated or limited certain federal corporate deductions. It is too early to evaluate all of the potential consequences of the tax reform bill, but such consequences could include lower commercial customer borrowings, either due to the increase in cash flows as a result of the reduction in the corporate statutory tax rate or the utilization by businesses in certain sectors of alternative non-debt financing and/or early retirement of existing debt. Further, there can be no assurance that any benefits realized by Comerica as a result of the reduction in the corporate federal statutory tax rate will ultimately result in increased net income, whether due to decreased loan yields as a result of competition or to other factors. Uncertainty also exists related to state and other taxing jurisdictions' response to federal tax reform, which will continue to be monitored and evaluated.
Federal income tax treatment of corporations may be further clarified and modified by other legislative, administrative or judicial changes or interpretations at any time. Any such changes could adversely affect Comerica.

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

Comerica has been, and may in the future be, subject to various legal and regulatory proceedings. It is inherently difficult to assess the outcome of these matters, and there can be no assurance that Comerica will prevail in any proceeding or litigation. Any such matter could result in substantial cost and diversion of Comerica's efforts, which by itself could have a material adverse effect on Comerica's financial condition and operating results. Further, adverse determinations in such matters could result in fines or actions by Comerica's regulators that could materially adversely affect Comerica's business, financial condition or results of operations.
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
From time to time accounting standards setters change the financial accounting and reporting standards that govern the preparation of Comerica's financial statements. These changes can be difficult to predict and can materially impact how Comerica records and reports its financial condition and results of operations. In some cases, Comerica could be required to apply a new or revised standard retroactively, resulting in changes to previously reported financial results, or a cumulative charge to retained earnings. In particular, the Financial Accounting Standards Board (“FASB”) has issued a new accounting standard, the Current Expected Credit Loss standard (“CECL”), for the recognition and measurement of credit losses for loans and debt securities. The new standard will be effective for Comerica in the first quarter 2020. The anticipated change in loan loss reserves due to CECL is unknown and is dependent upon many factors that are yet to be determined, such as the economic environment at adoption and future FASB clarifications. It is anticipated that CECL will have an impact on Comerica's loan loss reserves and how Comerica manages its capital.

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
Management has identified certain accounting policies as being critical because they require management's judgment to make difficult, subjective or complex judgments about matters that are uncertain. Materially different amounts could be reported under different conditions or using different assumptions or estimates. Comerica has established detailed policies and control procedures that are intended to ensure these critical accounting estimates and judgments are well controlled and applied consistently. In addition, the policies and procedures are intended to ensure that the process for changing methodologies occurs in an appropriate manner. Because of the uncertainty surrounding management's judgments and the estimates pertaining to these matters, Comerica cannot guarantee that it will not be required to adjust accounting policies or restate prior period financial statements. See “Critical Accounting Policies” on pages F-34 through F-37 of the Financial Section of this report and Note 1 of the Notes to Consolidated Financial Statements located on pages F-45 through F-57 of the Financial Section of this report.

•	Comerica's stock price can be volatile.
Stock price volatility may make it more difficult for you to resell your common stock when you want and at prices you find attractive. Comerica's stock price can fluctuate significantly in response to a variety of factors including, among other things:

•	Actual or anticipated variations in quarterly results of operations.

•	Recommendations or projections by securities analysts.

•	Operating and stock price performance of other companies that investors deem comparable to us.

•	News reports relating to trends, concerns and other issues in the financial services industry.

•	Perceptions in the marketplace regarding us and/or our competitors.

•	New technology used, or services offered, by competitors.

•	Significant acquisitions or business combinations, strategic partnerships, joint ventures or capital commitments by or involving Comerica or its competitors.

•	Changes in dividends and capital returns.

•	Changes in government regulations.

•	Cyclical fluctuations.

•	Geopolitical conditions such as acts or threats of terrorism or military conflicts.

•	Activity by short sellers and changing government restrictions on such activity.

General market fluctuations, including real or anticipated changes in the strength of the economy; industry factors and general economic and political conditions and events, such as economic slowdowns or recessions; interest rate changes, oil price volatility or credit loss trends, among other factors, could also cause our stock price to decrease regardless of operating results.
For the above and other reasons, the market price of Comerica's securities may not accurately reflect the underlying value of the securities, and you should consider this before relying on the market prices of Comerica's securities when making an investment decision.
Item 1B.  Unresolved Staff Comments.
None.
Item 2.  Properties.
The executive offices of Comerica are located in the Comerica Bank Tower, 1717 Main Street, Dallas, Texas 75201. Comerica Bank occupies six floors of the building, plus additional space on the building's lower level. Comerica does not own the Comerica Bank Tower space, but has naming rights to the building and leases the space from an unaffiliated third party. The lease for such space used by Comerica and its subsidiaries extends through September 2028. Comerica's Michigan headquarters are located in a 10-story building in the central business district of Detroit, Michigan at 411 W. Lafayette, Detroit, Michigan 48226. Such building is owned by Comerica Bank. As of December 31, 2017, Comerica, through its banking affiliates, operated at a total of 564 locations. This includes banking centers, trust services locations, and/or loan production or other financial services offices, primarily in the States of Texas, Michigan, California, Florida and Arizona. Of the 564 locations, 226 were owned and 338 were leased. As of December 31, 2017, affiliates also operated from leased spaces in Denver, Colorado; Wilmington, Delaware; Oakbrook Terrace, Illinois; Boston, Massachusetts; Minneapolis, Minnesota; Morristown, New Jersey; New York, New York; Rocky Mount, North Carolina; Memphis, Tennessee; McLean, Virginia; Bellevue, Washington; Monterrey, Mexico; Toronto, Ontario, Canada and Windsor, Ontario, Canada. Comerica and its subsidiaries own, among other properties, a check processing center in Livonia, Michigan, and three buildings in Auburn Hills, Michigan, used mainly for lending functions and operations.
Item 3.  Legal Proceedings.
Please see Note 21 of the Notes to Consolidated Financial Statements located on pages F-95 through F-96 of the Financial Section of this report.

Item 4.   Mine Safety Disclosures.
Not applicable.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market Information and Holders of Common Stock
The common stock of Comerica Incorporated is traded on the New York Stock Exchange (NYSE Trading Symbol: CMA). At February 9, 2018, there were approximately 9,373 record holders of Comerica's common stock.
Sales Prices and Dividends
Quarterly cash dividends were declared during 2017 and 2016 totaling $1.09 and $0.89 per common share per year, respectively. The following table sets forth, for the periods indicated, the high and low sale prices per share of Comerica's common stock as reported on the NYSE Composite Transactions Tape for all quarters of 2017 and 2016, as well as dividend information.

Quarter	High	Low	Dividends Per Share	Dividend Yield*
2017
Fourth	$88.22	$74.16	$0.30	1.5%
Third	76.76	64.04	0.30	1.7
Second	75.30	64.75	0.26	1.5
First	75.00	64.27	0.23	1.3
2016
Fourth	$70.44	$46.75	$0.23	1.6%
Third	47.81	38.39	0.23	2.1
Second	47.55	36.27	0.22	2.1
First	41.74	30.48	0.21	2.3
* Dividend yield is calculated by annualizing the quarterly dividend per share and dividing by an average of the high and low price in the quarter.
A discussion of dividend restrictions is set forth in Note 20 of the Notes to Consolidated Financial Statements located on pages F-94 through F-95 of the Financial Section of this report, in the "Capital" section on pages F-17 through F-19 of the Financial Section of this report and in the “Supervision and Regulation” section of this report.
Performance Graph
Our performance graph is available under the caption "Performance Graph" on page F-2 of the Financial Section of this report.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
On July 25, 2017, the Board of Directors of Comerica authorized the repurchase of up to an additional 5.0 million shares of Comerica Incorporated outstanding common stock, in addition to the 8.3 million shares remaining at June 30, 2017 under the Board's prior authorizations for the equity repurchase program initially approved in November 2010. Including the July 2017 authorization, a total of 55.2 million shares and 14.1 million warrants (12.1 million share-equivalents) have been authorized for repurchase under the equity repurchase program since its inception in 2010. There is no expiration date for Comerica's equity repurchase program.

The following table summarizes Comerica's equity repurchase activity for the year ended December 31, 2017.

(shares in thousands)	Total Number of Shares and Warrants Purchased as Part of Publicly Announced Repurchase Plans or Programs (a)	Remaining Repurchase Authorization (b)		Total Number of Shares Purchased (c)	Average Price Paid Per Share
Total first quarter 2017	1,498	11,756		1,694	$69.75
Total second quarter 2017	2,011	9,634		2,015	69.09
Total third quarter 2017	1,955	12,395	(d)	1,956	71.11
October 2017	797	11,589		799	77.36
November 2017	753	10,836		753	79.17
December 2017	314	10,387		314	85.05
Total fourth quarter 2017	1,864	10,387		1,866	79.38
Total 2017	7,328	10,387		7,531	$72.31

(a)
Comerica made no repurchases of warrants under the repurchase program during the year ended December 31, 2017. Upon exercise of a warrant, the number of shares with a value equal to the aggregate exercise price is withheld from an exercising warrant holder as payment (known as a "net exercise provision"). During the year ended December 31, 2017, Comerica withheld the equivalent of approximately 1,209,000 shares to cover an aggregate of $35.6 million in exercise price and issued approximately 1,771,000 shares to the exercising warrant holders. Shares withheld in connection with the net exercise provision are not included in the total number of shares or warrants purchased in the above table.

(b)	Maximum number of shares and warrants that may yet be purchased under the publicly announced plans or programs.

(c)
Includes approximately 203,000 shares (including 2,000 shares in the quarter ended December 31, 2017) purchased pursuant to deferred compensation plans and shares purchased from employees to pay for taxes related to restricted stock vesting under the terms of an employee share-based compensation plan during the year ended December 31, 2017. These transactions are not considered part of Comerica's repurchase program.

(d)	Includes July 25, 2017 equity repurchase authorization for up to an additional 5 million shares.

Item 6.  Selected Financial Data.
Reference is made to the caption “Selected Financial Data” on page F-3 of the Financial Section of this report.
Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Reference is made to the sections entitled “2017 Overview and 2018 Outlook,” “Results of Operations," "Strategic Lines of Business," "Balance Sheet and Capital Funds Analysis," "Risk Management," "Critical Accounting Policies," "Supplemental Financial Data" and "Forward-Looking Statements" on pages F-4 through F-39 of the Financial Section of this report.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.
Reference is made to the subheadings entitled “Market and Liquidity Risk,” “Operational Risk,” “Compliance Risk” and “Strategic Risk” on pages F-28 through F-33 of the Financial Section of this report.
Item 8.  Financial Statements and Supplementary Data.
Reference is made to the sections entitled “Consolidated Balance Sheets,” “Consolidated Statements of Income,” “Consolidated Statements of Comprehensive Income,” “Consolidated Statements of Changes in Shareholders' Equity,” “Consolidated Statements of Cash Flows,” “Notes to Consolidated Financial Statements,” “Report of Management,” “Reports of Independent Registered Public Accounting Firm,” and “Historical Review” on pages F-40 through F-110 of the Financial Section of this report.
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

Internal Control over Financial Reporting
Management's annual report on internal control over financial reporting and the related attestation report of Comerica's registered public accounting firm are included on pages F-105 and F-106 in the Financial Section of this report.
As required by Rule 13a-15(d) of the Exchange Act, management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of our internal control over financial reporting to determine whether any changes occurred during the last quarter of the fiscal year covered by this Annual Report on Form 10-K that have materially affected, or are reasonably likely to materially affect, Comerica's internal control over financial reporting. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that there has been no such change during the last quarter of the fiscal year covered by this Annual Report on Form 10-K that has materially affected, or is reasonably likely to materially affect, Comerica's internal control over financial reporting.
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
The remainder of the response to this item will be included under the sections captioned “Information About Nominees,” “Committees and Meetings of Directors,” “Committee Assignments,” “Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance” of Comerica's definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on April 24, 2018, which sections are hereby incorporated by reference.
Item 11.  Executive Compensation.
The response to this item will be included under the sections captioned “Compensation Committee Interlocks and Insider Participation,” “Compensation Discussion and Analysis,” “Compensation of Directors,” “Governance, Compensation and Nominating Committee Report,” “2017 Summary Compensation Table,” “2017 Grants of Plan-Based Awards,” “Outstanding Equity Awards at Fiscal Year-End 2017,” “2017 Option Exercises and Stock Vested,” “Pension Benefits at Fiscal Year-End 2017,” “2017 Nonqualified Deferred Compensation,” “Potential Payments upon Termination or Change of Control at Fiscal Year-End 2017” and "Pay Ratio Disclosure" of Comerica's definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on April 24, 2018, which sections are hereby incorporated by reference.
Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The response to this item will be included under the sections captioned “Security Ownership of Certain Beneficial Owners,” “Security Ownership of Management” and "Securities Authorized for Issuance Under Equity Compensation Plans" of Comerica's definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on April 24, 2018, which sections are hereby incorporated by reference.
Item 13.  Certain Relationships and Related Transactions, and Director Independence.
The response to this item will be included under the sections captioned “Director Independence,” “Transactions with Related Persons,” and “Information about Nominees” of Comerica's definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on April 24, 2018, which sections are hereby incorporated by reference.
Item 14.  Principal Accountant Fees and Services.
The response to this item will be included under the section captioned “Independent Registered Public Accounting Firm” of Comerica's definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on April 24, 2018, which section is hereby incorporated by reference.

PART IV

Item 15.  Exhibits and Financial Statement Schedules
The following documents are filed as a part of this report:

1.	Financial Statements: The financial statements that are filed as part of this report are included in the Financial Section on pages F-40 through F-107.

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

4.1
Warrant Agreement, dated May 6, 2010, between the registrant and Equiniti Trust Company (as successor to Wells Fargo Bank, N.A.) (filed as Exhibit 4.1 to Registrant’s Registration Statement on Form 8-A dated May 7, 2010, and incorporated herein by reference).

4.2	Form of Warrant (filed as Exhibit 4.1 to Registrant's Registration Statement on Form 8-A dated May 7, 2010, and incorporated herein by reference).

4.3
Warrant Agreement, dated as of June 9, 2010, between Comerica Incorporated (as successor to Sterling Bancshares, Inc.) and Equiniti Trust Company (as successor to American Stock Transfer & Trust Company, LLC) (filed as Exhibit 4.1 to Sterling Bancshares, Inc.’s Registration Statement on Form 8-A12B filed on June 10, 2010 (File No. 001-34768) and incorporated herein by reference).

4.3A
Appointment of Wells Fargo Bank, N.A. (which entity was later succeeded as Warrant Agent by Equiniti Trust Company) as successor Warrant Agent under the Warrant Agreement, dated as of June 9, 2010, of Comerica Incorporated (as successor to Sterling Bancshares, Inc.) (filed as Exhibit 4.1 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, and incorporated herein by reference).

4.4	Form of Warrant (filed as Exhibit 4.2 to Registrant's Registration Statement on Form S-4 (File No. 333-172211), and incorporated herein by reference).

9	(not applicable)

10.1†
Comerica Incorporated 2006 Amended and Restated Long-Term Incentive Plan (filed as Exhibit 10.1 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2016, and incorporated herein by reference).

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

10.1G†
Form of Standard Comerica Incorporated Non-Qualified Stock Option Agreement under the Comerica Incorporated Amended and Restated 2006 Long-Term Incentive Plan (2017 version) (filed as Exhibit 10.1G to Registrant's Annual Report on Form 10-K for the year ended December 31, 2016, and incorporated herein by reference).

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

10.1L†
Form of Standard Comerica Incorporated Restricted Stock Award Agreement (non-cliff vesting) under the Amended and Restated Comerica Incorporated 2006 Long-Term Incentive Plan (2017 version) (filed as Exhibit 10.1M to Registrant's Annual Report on Form 10-K for the year ended December 31, 2016, and incorporated herein by reference).

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

10.1O†
Form of Standard Comerica Incorporated Restricted Stock Award Agreement (cliff vesting) under the Comerica Incorporated 2006 Amended and Restated Long-Term Incentive Plan (2017 version) (filed as Exhibit 10.1Q to Registrant's Annual Report on Form 10-K for the year ended December 31, 2016, and incorporated herein by reference).

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

10.1R†
Form of Standard Comerica Incorporated Restricted Stock Unit Award Agreement under the Amended and Restated Comerica Incorporated 2006 Long-Term Incentive Plan (2018 version - non-cliff vesting) (filed as Exhibit 10.2 to Registrant's Current Report on Form 8-K dated November 8, 2017, and incorporated herein by reference).

10.1S†
Form of Standard Comerica Incorporated Restricted Stock Unit Award Agreement under the Amended and Restated Comerica Incorporated 2006 Long-Term Incentive Plan (2018 version - cliff vesting) (filed as Exhibit 10.3 to Registrant's Current Report on Form 8-K dated November 8, 2017, and incorporated herein by reference).

10.1T†
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

10.1X†
Form of Standard Comerica Incorporated Senior Executive Long-Term Performance Restricted Stock Unit Award Agreement under the Amended and Restated Comerica Incorporated 2006 Long-Term Incentive Plan (2017 version) (filed as Exhibit 10.1 to Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, and incorporated herein by reference).

10.1Y†
Form of Standard Comerica Incorporated Senior Executive Long-Term Performance Restricted Stock Unit Award Agreement under the Amended and Restated Comerica Incorporated 2006 Long-Term Incentive Plan (2018 version).

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

10.8†
Supplemental Retirement Income Account Plan (formerly known as the Amended and Restated Benefit Equalization Plan for Employees of Comerica Incorporated) (amended and restated October 13, 2016, with amendments effective January 1, 2017) (filed as Exhibit 10.1 to Registrant's Current Report on Form 8-K dated January 24, 2017, and incorporated herein by reference).

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

10.19C†
Restrictive Covenants and General Release Agreement by and between J. Patrick Faubion and Comerica Incorporated dated December 11, 2016 (filed as Exhibit 10.19C to Registrant's Annual Report on Form 10-K for the year ended December 31, 2016, and incorporated herein by reference).

10.19D†
Restrictive Covenants and General Release Agreement by and between David E. Duprey and Comerica Incorporated dated February 5, 2018 (filed as Exhibit 10.1 to Registrant's Current Report on Form 8-K dated February 8, 2018, and incorporated herein by reference).

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

10.23†	Form of Change of Control Employment Agreement (BE2-BE3 Version) (filed as Exhibit 10.2 to Registrant's Current Report on Form 8-K dated November 18, 2008, and incorporated herein by reference).

10.23A†	Schedule of Named Executive Officers Party to Change of Control Employment Agreement (BE2-BE3 Version).

11	Statement regarding Computation of Net Income Per Common Share (incorporated by reference from Note 15 on page F-84 of this Annual Report on Form 10-K).

12	(not applicable)

13	(not applicable)

14	(not applicable)

16	(not applicable)

18	(not applicable)

21	Subsidiaries of Registrant.

22	(not applicable)

23.1	Consent of Ernst & Young LLP.

24	(not applicable)

31.1	Chairman and CEO Rule 13a-14(a)/15d-14(a) Certification of Periodic Report (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002).

31.2	Executive Vice President and CFO Rule 13a-14(a)/15d-14(a) Certification of Periodic Report (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002).

32	Section 1350 Certification of Periodic Report (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002).

33	(not applicable)

34	(not applicable)

35	(not applicable)

95	(not applicable)

99	(not applicable)

100	(not applicable)

101
Financial statements from Annual Report on Form 10-K of the Registrant for the year ended December 31, 2017, formatted in Extensible Business Reporting Language: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Changes in Shareholders' Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements.

†	Management contract or compensatory plan or arrangement.

File No. for all filings under Exchange Act, unless otherwise noted: 1-10706.

Item 16.  Form 10-K Summary
Not applicable.

FINANCIAL REVIEW AND REPORTS
Comerica Incorporated and Subsidiaries

PERFORMANCE GRAPH
The graph shown below compares the total returns (assuming reinvestment of dividends) of Comerica Incorporated common stock, the S&P 500 Index, and the KBW Bank Index. The graph assumes $100 invested in Comerica Incorporated common stock (returns based on stock prices per the NYSE) and each of the indices on December 31, 2012 and the reinvestment of all dividends during the periods presented.

Comparison of Five Year Cumulative Total Return
Among Comerica Incorporated, KBW Bank Index, and S&P 500 Index
(Assumes $100 Invested on 12/31/12 and Reinvestment of Dividends)

$300
$275
$250
$225
$200
$175
$150
$125
$100
$75
$50
Comerica Incorporated
KBW Bank Index
S&P 500 Index

	2012	2013	2014	2015	2016	2017
Comerica Incorporated	100	159	160	145	241	286
KBW Bank Index	100	138	151	151	195	231
S&P 500 Index	100	132	150	153	171	208

The performance shown on the graph is not necessarily indicative of future performance.

SELECTED FINANCIAL DATA

(dollar amounts in millions, except per share data)
Years Ended December 31	2017		2016		2015		2014	2013
EARNINGS SUMMARY
Net interest income	$2,061		$1,797		$1,689		$1,655	$1,672
Provision for credit losses	74		248		147		27	46
Noninterest income	1,107		1,051		1,035	(a)	857	874
Noninterest expenses	1,860	(b)	1,930	(b)	1,827	(a)	1,615	1,714
Provision for income taxes	491	(c)	193		229		277	245
Net income	743		477		521		593	541
Net income attributable to common shares	738		473		515		586	533
PER SHARE OF COMMON STOCK
Diluted earnings per common share	$4.14		$2.68		$2.84		$3.16	$2.85
Cash dividends declared	1.09		0.89		0.83		0.79	0.68
Common shareholders’ equity	46.07		44.47		43.03		41.35	39.22
Tangible common equity (d)	42.34		40.79		39.33		37.72	35.64
Market value	86.81		68.11		41.83		46.84	47.54
Average diluted shares (in millions)	178		177		181		185	187
YEAR-END BALANCES
Total assets	$71,567		$72,978		$71,877		$69,186	$65,224
Total earning assets	65,880		67,518		66,687		63,788	60,200
Total loans	49,173		49,088		49,084		48,593	45,470
Total deposits	57,903		58,985		59,853		57,486	53,292
Total medium- and long-term debt	4,622		5,160		3,058		2,675	3,543
Total common shareholders’ equity	7,963		7,796		7,560		7,402	7,150
AVERAGE BALANCES
Total assets	$71,452		$71,743		$70,247		$66,336	$63,933
Total earning assets	66,300		66,545		65,129		61,560	59,091
Total loans	48,558		48,996		48,628		46,588	44,412
Total deposits	57,258		57,741		58,326		54,784	51,711
Total medium- and long-term debt	4,969		4,917		2,905		2,963	3,972
Total common shareholders’ equity	7,952		7,674		7,534		7,373	6,965
CREDIT QUALITY
Total allowance for credit losses	$754		$771		$679		$635	$634
Total nonperforming loans	410		590		379		290	374
Foreclosed property	5		17		12		10	9
Total nonperforming assets	415		607		391		300	383
Net credit-related charge-offs	92		157		101		25	73
Net credit-related charge-offs as a percentage of average total loans	0.19%		0.32%		0.21%		0.05%	0.16%
Allowance for loan losses as a percentage of total period-end loans	1.45		1.49		1.29		1.22	1.32
Allowance for loan losses as a percentage of total nonperforming loans	173		124		167		205	160
RATIOS
Net interest margin (fully taxable equivalent)	3.12%		2.71%		2.60%		2.70%	2.84%
Return on average assets	1.04		0.67		0.74		0.89	0.85
Return on average common shareholders’ equity	9.34		6.22		6.91		8.05	7.76
Dividend payout ratio	25.77		32.48		28.33		24.09	23.29
Average common shareholders’ equity as a percentage of average assets	11.13		10.70		10.73		11.11	10.90
Common equity tier 1 capital as a percentage of risk-weighted assets (e)	11.68		11.09		10.54		n/a	n/a
Tier 1 capital as a percentage of risk-weighted assets (e)	11.68		11.09		10.54		10.50	10.64
Common equity ratio	11.13		10.68		10.52		10.70	10.97
Tangible common equity as a percentage of tangible assets (d)	10.32		9.89		9.70		9.85	10.07

(a)
Effective January 1, 2015, contractual changes to a card program resulted in a change to the accounting presentation of the related revenues and expenses. The effect of this change was an increase of $177 million in 2015 to both noninterest income and noninterest expenses. Amounts prior to 2015 reflect revenues from this card program net of related noninterest expenses.

(b)	Noninterest expenses included restructuring charges of $45 million and $93 million in 2017 and 2016, respectively.

(c)	The provision for income taxes for 2017 was impacted by a $107 million charge to adjust deferred taxes as a result of the enactment of the Tax Cuts and Jobs Act.

(d)	See Supplemental Financial Data section for reconcilements of non-GAAP financial measures.

(e)
Ratios calculated based on the risk-based capital requirements in effect at the time. The U.S. implementation of the Basel III regulatory capital framework became effective on January 1, 2015, with transitional provisions.

n/a - not applicable.

2017 OVERVIEW AND 2018 OUTLOOK
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
OVERVIEW

•
Net income was $743 million in 2017, an increase of $266 million, or 56 percent, compared to $477 million in 2016. Net income per diluted common share was $4.14 in 2017, compared to $2.68 in 2016. Net income in 2017 included a $107 million charge to adjust deferred tax assets (60 cents per share) resulting from the 2017 enactment of the Tax Cuts and Jobs Act.

•
Average loans were $48.6 billion in 2017, a decrease of $438 million, or 1 percent, compared to 2016. Excluding cyclical declines of $696 million in Energy and $412 million in Mortgage Banker Finance, average loans increased $670 million, or 1 percent, with growth in most other businesses, led by National Dealer Services.

•
Average deposits decreased $483 million, or 1 percent, to $57.3 billion in 2017 compared to 2016. The decrease in average deposits reflected a decrease of $1.7 billion, or 6 percent, in average interest-bearing deposits, partially offset by an increase of $1.3 billion, or 4 percent, in average noninterest-bearing deposits. The decrease in interest-bearing deposits was primarily due to customers using their excess liquidity for working capital needs and acquisitions, a deliberate approach to relationship pricing, as well as strategic actions taken in early 2017 in light of the new Liquidity Coverage Ratio (LCR) rules. Average total deposits reflected decreases in Corporate Banking and Technology and Life Sciences, partially offset by increases in Commercial Real Estate and Retail Bank.

•
Net interest income was $2.1 billion in 2017, an increase of $264 million, or 15 percent, compared to 2016. The increase primarily reflected the benefit from higher short-term rates and prudently managing loan and deposit pricing.

•
The provision for credit losses was $74 million in 2017, a decrease of $174 million compared to 2016, primarily due to improvement in the credit quality in the Energy and energy-related portfolio. Net credit-related charge-offs were $92 million, or 0.19 percent of average loans in 2017, a decrease of $65 million compared to $157 million, or 0.32 percent of average loans, in 2016. The decrease primarily reflected lower Energy and energy-related charge-offs.

•
Noninterest income increased $56 million, or 5 percent, to $1.1 billion in 2017 in part due to the impact of Growth in Efficiency and Revenue (GEAR Up) initiatives. Increases in card fees, service charges on deposit accounts and fiduciary income, as well as smaller increases in several other categories of noninterest income were partially offset by decreases in letter of credit fees and commercial lending fees.

•
Noninterest expenses decreased $70 million, or 4 percent, to $1.9 billion in 2017 primarily due to decreases in salaries and benefits expense, largely driven by the GEAR Up initiative, and restructuring charges, partially offset by an increase in outside processing fees primarily tied to revenue-generating activities.

•
The provision for income taxes increased $298 million in 2017. The increase primarily reflected an increase in pretax income and the $107 million charge to adjust deferred taxes resulting from the Tax Cuts and Jobs Act, partially offset by a $35 million tax benefit from employee stock transactions in 2017 due to new accounting guidance for stock compensation effective January 1, 2017.

•	The quarterly dividend was increased 13 percent to 26 cents per share in April 2017 and further increased 15 percent to 30 cents per share in July 2017.

•
The Corporation repurchased approximately 7.3 million shares of common stock during 2017 under the equity repurchase program. Together with dividends of $1.09 per share, $724 million was returned to shareholders in 2017, an increase of $266 million, or 58 percent, compared to 2016.

GROWTH IN EFFICIENCY AND REVENUE INITIATIVE
The Corporation launched the GEAR Up initiative in 2016 in order to meaningfully enhance profitability. Since GEAR Up began, the Corporation has consolidated 38 banking centers, implemented a new retirement program resulting in a significant reduction in retirement plan expense and reduced the number of full-time equivalent employees by over 800, among other initiatives. The impact of increases in short-term rates and the execution of certain GEAR Up initiatives helped lower the efficiency ratio to 58.6 percent for 2017, compared to 67.5 percent for 2016. Return on equity for 2017 increased to 9.3 percent, compared to 6.2 percent for 2016. Return on equity for 2017 was reduced by 1.4 percentage points due to the $107 million adjustment to deferred taxes resulting from the enactment of the Tax Cuts and Jobs Act.
Full-year 2018 pre-tax income before restructuring charges is expected to include approximately $270 million of cumulative benefits from actions identified under this initiative, increasing to approximately $305 million in full-year 2019.

•
Expense reductions are expected to total $200 million by year-end 2018 and increase to $215 million by year-end 2019, reflecting incremental savings of $50 million in 2018 and an additional $15 million in 2019. This is to be achieved through rationalizing and modernizing technology, including optimizing infrastructure platforms, process optimization and migrating certain applications to cloud-based systems, as well as consolidating office and operations space. The Corporation is in the process of implementing the end-to-end credit design program to streamline the credit process and increase relationship managers' capacity to service clients.

•
Revenue enhancements are expected to total $70 million by year-end 2018 and increase to $90 million by year-end 2019, reflecting incremental revenue of $40 million in 2018 and an additional $20 million in 2019, achieved through product enhancements, enhanced sales tools and training and improved customer analytics to drive opportunities.

•
Pre-tax restructuring charges of $185 million to $195 million in total are expected to be incurred from inception through 2018. Cumulative pre-tax restructuring charges of $138 million have been incurred through December 31, 2017. For additional information regarding restructuring charges, refer to Note 22 to the consolidated financial statements.

2018 OUTLOOK
For full-year 2018 compared to full-year 2017 management expects the following, assuming a continuation of the current economic and low rate environment as well as approximately $270 million of cumulative benefits from the GEAR Up initiative:

•	Average loans higher in line with Gross Domestic Product, reflecting increases in most lines of business while remaining stable in Energy and Corporate Banking.

•	Net interest income higher, reflecting full-year benefits from the 2017 rate increases and loan growth.

◦	Full-year benefit from 2017 rate increases expected to be $110 million to $125 million, assuming a 20 percent to 40 percent deposit beta for the December rate increase.

◦	Elevated interest recoveries of $28 million in 2017 not expected to repeat in 2018.

•	Provision for credit losses of 15 basis points to 25 basis points and net charge-offs to remain low, with continued solid performance of the overall portfolio.

•
Excluding deferred compensation asset returns of $8 million in 2017, noninterest income higher by 4 percent[1], benefiting from the continued execution of GEAR Up opportunities helping to drive growth in treasury management income, card fees, brokerage fees and fiduciary income.

•	Excluding restructuring charges, noninterest expenses higher by 1 percent[1], reflecting an additional $50 million benefit from the GEAR Up initiative.

◦	Restructuring charges of $47 million to $57 million.

◦	Additionally, headwinds include higher technology expenditures and typical inflationary pressures, as well as outside processing expenses to increase in line with growing revenue[1].

•	Income tax expense to approximate 23 percent of pre-tax income reflecting the passage of the Tax Cuts and Jobs Acts and assuming no tax impact from employee stock transactions.

1 Beginning January 1, 2018, as a result of adopting a new accounting standard for revenue recognition, card fee revenue from certain card products will be presented net of network costs in noninterest income, as opposed to the current presentation of associated network costs in outside processing fee expense within noninterest expenses. Other smaller revenue streams will be similarly impacted. These changes in presentation will not impact net income and are not reflected in this outlook. This change in presentation would have resulted in decreases to noninterest income and noninterest expenses of approximately $120 million for the year ended December 31, 2017. For further information, refer to Note 1 to the consolidated financial statements.

RESULTS OF OPERATIONS
The following provides a comparative discussion of the Corporation's consolidated results of operations for 2017 compared to 2016. A comparative discussion of results for 2016 compared to 2015 is provided at the end of this section. For a discussion of the Critical Accounting Policies that affect the Consolidated Results of Operations, see the "Critical Accounting Policies" section of this Financial Review.
ANALYSIS OF NET INTEREST INCOME

(dollar amounts in millions)
Years Ended December 31	2017			2016			2015
	Average Balance	Interest	Average Rate (a)	Average Balance	Interest	Average Rate (a)	Average Balance	Interest	Average Rate (a)
Commercial loans	$30,415	$1,162	3.83%	$31,062	$1,008	3.26%	$31,501	$962	3.07%
Real estate construction loans	2,958	124	4.18	2,508	91	3.63	1,884	66	3.48
Commercial mortgage loans	9,005	358	3.97	8,981	314	3.49	8,697	296	3.41
Lease financing	509	13	2.64	684	18	2.65	783	25	3.17
International loans	1,157	47	4.07	1,367	50	3.63	1,441	51	3.58
Residential mortgage loans	1,989	74	3.70	1,894	71	3.76	1,878	71	3.77
Consumer loans	2,525	94	3.70	2,500	83	3.32	2,444	80	3.26
Total loans (b)	48,558	1,872	3.86	48,996	1,635	3.34	48,628	1,551	3.20

Mortgage-backed securities	9,330	202	2.17	9,356	203	2.19	9,113	202	2.24
Other investment securities	2,877	48	1.67	2,992	44	1.51	1,124	14	1.25
Total investment securities (c)	12,207	250	2.05	12,348	247	2.02	10,237	216	2.13

Interest-bearing deposits with banks	5,443	60	1.09	5,099	26	0.51	6,158	16	0.26
Other short-term investments	92	—	0.64	102	1	0.61	106	1	0.81
Total earning assets	66,300	2,182	3.30	66,545	1,909	2.88	65,129	1,784	2.75

Cash and due from banks	1,209			1,146			1,059
Allowance for loan losses	(728)			(730)			(621)
Accrued income and other assets	4,671			4,782			4,680
Total assets	$71,452			$71,743			$70,247

Money market and interest-bearing checking deposits	$21,585	33	0.15	$22,744	27	0.11	$24,073	26	0.11
Savings deposits	2,133	—	0.02	2,013	—	0.02	1,841	—	0.02
Customer certificates of deposit	2,471	9	0.36	3,200	13	0.40	4,209	16	0.37
Foreign office time deposits (d)	56	—	0.64	33	—	0.35	116	1	1.02
Total interest-bearing deposits	26,245	42	0.16	27,990	40	0.14	30,239	43	0.14
Short-term borrowings	277	3	1.14	138	—	0.45	93	—	0.05
Medium- and long-term debt (e)	4,969	76	1.51	4,917	72	1.45	2,905	52	1.80
Total interest-bearing sources	31,491	121	0.38	33,045	112	0.34	33,237	95	0.29

Noninterest-bearing deposits	31,013			29,751			28,087
Accrued expenses and other liabilities	996			1,273			1,389
Total shareholders’ equity	7,952			7,674			7,534
Total liabilities and shareholders’ equity	$71,452			$71,743			$70,247

Net interest income/rate spread		$2,061	2.92		$1,797	2.54		$1,689	2.46

Impact of net noninterest-bearing sources of funds			0.20			0.17			0.14
Net interest margin (as a percentage of average earning assets) (c)			3.12%			2.71%			2.60%

(a)
Average rate is calculated on a fully taxable equivalent (FTE) basis using a federal tax rate of 35%. The FTE adjustment to net interest income included in the rate calculations totaled $4 million in each of the three years presented.

(b)	Nonaccrual loans are included in average balances reported and in the calculation of average rates.

(c)
Includes investment securities available-for-sale and investment securities held-to-maturity. Average rate is based on average historical cost. Carrying value was $28 million below average historical cost in 2017 and exceeded average historical cost by $143 million and $100 million in 2016 and 2015, respectively.

(d)	Includes substantially all deposits by foreign depositors; deposits are primarily in excess of $100,000.

(e)
Medium- and long-term debt average balances included $77 million, $162 million and $160 million in 2017, 2016 and 2015, respectively, for the gain attributed to the risk hedged with interest rate swaps. Interest expense on medium-and long-term debt was reduced by $32 million, $60 million and $70 million in 2017, 2016 and 2015, respectively, for the net gains on these fair value hedge relationships.

RATE/VOLUME ANALYSIS

(in millions)
Years Ended December 31	2017/2016			2016/2015
	Increase (Decrease) Due to Rate	Increase (Decrease) Due to Volume (a)	Net Increase (Decrease)	Increase (Decrease) Due to Rate	Increase (Decrease) Due to Volume (a)	Net Increase (Decrease)
Interest Income:
Commercial loans	$179	$(25)	$154	$60	$(14)	$46
Real estate construction loans	14	19	33	2	23	25
Commercial mortgage loans	43	1	44	8	10	18
Lease financing	—	(5)	(5)	(4)	(3)	(7)
International loans	6	(9)	(3)	1	(2)	(1)
Residential mortgage loans	(1)	4	3	—	—	—
Consumer loans	10	1	11	1	2	3
Total loans	251	(14)	237	68	16	84

Mortgage-backed securities	(1)	—	(1)	(4)	5	1
Other investment securities	5	(1)	4	3	27	30
Total investment securities (b)	4	(1)	3	(1)	32	31

Interest-bearing deposits with banks	30	4	34	15	(5)	10
Other short-term investments	—	(1)	(1)	—	—	—
Total interest income	285	(12)	273	82	43	125

Interest Expense:
Money market and interest-bearing checking deposits	8	(2)	6	2	(1)	1
Customer certificates of deposit	(1)	(3)	(4)	1	(4)	(3)
Foreign office time deposits	—	—	—	(1)	—	(1)
Total interest-bearing deposits	7	(5)	2	2	(5)	(3)

Short-term borrowings	1	2	3	—	—	—
Medium- and long-term debt	23	(19)	4	9	11	20
Total interest expense	31	(22)	9	11	6	17

Net interest income	$254	$10	$264	$71	$37	$108

(a)	Rate/volume variances are allocated to variances due to volume.

(b)	Includes investment securities available-for-sale and investment securities held-to-maturity.
NET INTEREST INCOME
Net interest income is the difference between interest earned on assets and interest paid on liabilities. Gains and losses related to the effective portion of risk management interest rate swaps that convert fixed rate debt to a floating rate and qualify as hedges are included with the interest expense of the hedged item. Refer to the Analysis of Net Interest Income and the Rate/Volume Analysis tables above for an analysis of net interest income for the years ended December 31, 2017, 2016, and 2015 and details of the components of the change in net interest income for 2017 compared to 2016 and 2016 compared to 2015.
Net interest income was $2.1 billion in 2017, an increase of $264 million compared to 2016. The increase in net interest income primarily reflected the net benefit from higher short-term rates and elevated interest recoveries, partially offset by one fewer day in 2017. Average earning assets decreased $245 million, primarily reflecting decreases of $438 million in average loans and $141 million in average investment securities, partially offset by an increase of $344 million in interest-bearing deposits with banks.
The net interest margin increased 41 basis points in 2017 to 3.12 percent, from 2.71 percent in 2016, primarily reflecting the net benefit from higher rates.
The Corporation utilizes various asset and liability management strategies to manage net interest income exposure to interest rate risk. Refer to the “Market and Liquidity Risk” section of this financial review for additional information regarding the Corporation's asset and liability management policies and the “Balance Sheet and Capital Funds Analysis” section for further discussion on changes in earning assets and interest-bearing liabilities.
PROVISION FOR CREDIT LOSSES
The provision for credit losses was $74 million in 2017, compared to $248 million in 2016. The provision for credit losses includes both the provision for loan losses and the provision for credit losses on lending-related commitments.

The provision for loan losses is recorded to maintain the allowance for loan losses at the level deemed appropriate by the Corporation to cover probable credit losses inherent in the portfolio. The provision for loan losses was $73 million in 2017, a decrease of $168 million compared to $241 million in 2016, primarily reflecting improvement in the credit quality of the Energy and energy-related portfolio. Net loan charge-offs in 2017 decreased $54 million to $92 million, or 0.19 percent of average total loans, compared to $146 million, or 0.30 percent, in 2016. The decrease primarily reflected lower Energy and energy-related charge-offs.
The provision for credit losses on lending-related commitments is recorded to maintain the allowance for credit losses on lending-related commitments at the level deemed appropriate by the Corporation to cover probable credit losses inherent in lending-related commitments. The provision for credit losses on lending-related commitments was $1 million in 2017, a decrease of $6 million, compared to $7 million in 2016, and there were no lending-related commitment charge-offs in 2017, compared to $11 million in 2016, primarily reflecting improved credit quality.
For further discussion of the allowance for loan losses and the allowance for credit losses on lending-related commitments, including the methodology used in the determination of the allowances and an analysis of the changes in the allowances, refer to Note 1 to the consolidated financial statements and the "Credit Risk" section of this financial review.
NONINTEREST INCOME

(in millions)
Years Ended December 31	2017	2016	2015
Card fees	$333	$303	$276
Service charges on deposit accounts	227	219	223
Fiduciary income	198	190	187
Commercial lending fees	85	89	99
Letter of credit fees	45	50	53
Bank-owned life insurance	43	42	40
Foreign exchange income	45	42	40
Brokerage fees	23	19	17
Net securities losses	(3)	(5)	(2)
Other noninterest income (a)	111	102	102
Total noninterest income	$1,107	$1,051	$1,035

(a)	The table below provides further details on certain categories included in other noninterest income.
Noninterest income increased $56 million, or 5 percent, to $1.1 billion in 2017, compared to 2016, partially driven by the GEAR Up initiative.
Card fees consist primarily of interchange and other fees earned on government card programs, commercial cards and debit/Automated Teller Machine (ATM) cards, as well as fees from providing merchant payment processing services. Card fees increased $30 million, or 10 percent, to $333 million in 2017, compared to $303 million in 2016. The increase in 2017 was primarily due to volume-driven increases in merchant payment processing services, including new customers, and government card programs.
Service charges on deposit accounts consist primarily of charges on retail and business accounts, including fees for treasury management services. Service charges on deposit accounts increased $8 million, or 4 percent, to $227 million in 2017, compared to $219 million in 2016. The increase in 2017 primarily reflected an increase in commercial service charges.
Fiduciary income increased $8 million, or 5 percent, to $198 million in 2017, compared to $190 million in 2016. Personal trust fees, institutional trust fees and investment advisory fees are the three major components of fiduciary income. These fees are based on services provided, assets under management and assets under administration. Fluctuations in the market values of the underlying assets managed or administered, which include both equity and fixed income securities, and net asset flows within client accounts impact fiduciary income. The increase in 2017 was primarily driven by the favorable impact on fees from market value increases and net asset inflows for personal trust and investment advisory services.
Commercial lending fees decreased $4 million, or 4 percent, to $85 million in 2017, compared to $89 million in 2016, primarily reflecting a decrease in commercial loan commitment fees.
Letter of credit fees decreased $5 million, or 11 percent, to $45 million in 2017, compared to $50 million in 2016. The decrease in 2017 was primarily due to a decrease in outstanding standby letters of credit.
Brokerage fees increased $4 million, or 22 percent, to $23 million in 2017, compared to $19 million in 2016, primarily due to an increase in the volume of market activity.

Other noninterest income increased $9 million, or 9 percent, to $111 million in 2017, compared to $102 million in 2016, driven by small changes in various categories as illustrated in the following table.

(in millions)
Years Ended December 31	2017	2016	2015
Customer derivative income	$26	$27	$18
Insurance commissions	8	10	10
Investment banking fees	9	7	12
Income from principal investing and warrants	6	7	6
Securities trading income	8	6	9
Deferred compensation asset returns (a)	8	3	—
Risk management hedge ineffectiveness	1	(2)	1
All other noninterest income	45	44	46
Other noninterest income	$111	$102	$102

(a)
Compensation deferred by the Corporation's officers and directors is invested based on investment selections of the officers and directors. Income earned on these assets is reported in noninterest income and the offsetting change in liability is reported in salaries and benefits expense.

NONINTEREST EXPENSES

(in millions)
Years Ended December 31	2017	2016	2015
Salaries and benefits expense	$912	$961	$1,009
Outside processing fee expense	366	336	318
Net occupancy expense	154	157	159
Equipment expense	45	53	53
Restructuring charges	45	93	—
Software expense	126	119	99
FDIC insurance expense	51	54	37
Advertising expense	28	21	24
Litigation-related expense	(2)	1	(32)
Other noninterest expenses	135	135	160
Total noninterest expenses	$1,860	$1,930	$1,827
Noninterest expenses decreased $70 million, or 4 percent, to $1.9 billion in 2017, compared to 2016. Excluding restructuring charges related to the GEAR Up initiative, noninterest expenses decreased $22 million, or 1 percent, in 2017.
Salaries and benefits expense decreased $49 million, or 5 percent, to $912 million in 2017, compared to $961 million in 2016. The decrease in salaries and benefits was largely driven by the GEAR Up initiative, partially offset by an increase in performance-based incentive compensation and a one-time bonus of $1,000 to approximately 4,500 non-officer employees, as well as the impact of merit increases.
Outside processing fee expense increased $30 million, or 9 percent, to $366 million in 2017, compared to $336 million in 2016, primarily tied to revenue-generating activities, including expenses related to increases in merchant payment processing services and government card programs, as well as increases in other outsourced services.
Restructuring charges associated with the implementation of the GEAR Up initiative decreased $48 million to $45 million in 2017, compared to $93 million in 2016, including decreases of $42 million in employee costs, $19 million in other restructuring costs such as professional and legal fees and contract termination fees, and $13 million in facilities costs, partially offset by an increase of $26 million in technology costs. For further information about restructuring charges, refer to Note 22 to the consolidated financial statements.
Equipment expense decreased $8 million, or 15 percent, to $45 million, primarily driven by favorable price renegotiations and a reduction in equipment depreciation expense, in part reflecting careful management of fully depreciated assets.
Software expense increased $7 million, or 6 percent, to $126 million in 2017, compared to $119 million in 2016, primarily reflecting continued investment in the Corporation's technology infrastructure.
Advertising expense increased $7 million to $28 million in 2017, compared to $21 million in 2016, primarily due to increased marketing expenses tied to new initiatives as well as an increase in sponsorship expenses.
INCOME TAXES AND RELATED ITEMS
The provision for income taxes was $491 million in 2017, compared to $193 million in 2016. The $298 million increase in the provision for income taxes in 2017, compared to 2016, was primarily due to an increase in pretax income of $564 million and the $107 million charge to adjust deferred taxes resulting from the Tax Cuts and Jobs Act, partially offset by a tax benefit of

$35 million in 2017 from employee stock transactions due to new accounting guidance for stock compensation effective January 1, 2017.
Net deferred tax assets were $141 million at December 31, 2017, compared to $217 million at December 31, 2016. The decrease of $76 million primarily reflects the reduction in the federal statutory tax rate from the enactment of the Tax Cuts and Jobs Act, partially offset by a decrease in deferred tax liabilities related to lease financing transactions. Deferred tax assets of $293 million were evaluated for realization, and it was determined that a valuation allowance of $3 million related to state net operating loss carryforwards was needed at both December 31, 2017 and 2016. These conclusions were based on available evidence of projected future reversals of existing taxable temporary differences, assumptions made regarding future events and, when applicable, state loss carryback capacity.
2016 RESULTS OF OPERATIONS COMPARED TO 2015
Net interest income was $1.8 billion in 2016, an increase of $108 million compared to 2015. The increase in net interest income in 2016 resulted primarily from higher yields on loans and Federal Reserve Bank (FRB) deposits, driven mainly by increases in short-term rates, and earning asset volume, partially offset by higher funding costs. Higher funding costs were primarily the result of higher costs on debt swapped to variable rate and new Federal Home Loan Bank (FHLB) borrowings in the second quarter 2016.
The net interest margin (FTE) in 2016 increased 11 basis points to 2.71 percent, from 2.60 percent in 2015, primarily due to higher loan yields and the reinvestment of a portion of FRB deposits into higher yielding Treasury securities, partially offset by the impact of higher funding costs. The increase in loan yields primarily reflected a benefit from an increase in short-term rates. The "Analysis of Net Interest Income" and "Rate/Volume Analysis" tables under the "Net Interest Income" subheading in this section above provide an analysis of net interest income for 2016 and 2015 and details the components of the change in net interest income for 2016 compared to 2015.
The provision for credit losses, which includes both the provision for loan losses and the provision for credit losses on lending-related commitments, was $248 million in 2016, compared to $147 million in 2015. The increase primarily reflected increased provisions for Energy and energy-related loans, partially offset by improved credit quality in the remainder of the portfolio. Net loan charge-offs in 2016 increased $46 million to $146 million, or 0.30 percent of average total loans, compared to $100 million, or 0.21 percent, in 2015. The increase primarily reflected an increase in charge-offs in Energy and a decrease in recoveries in Private Banking, partially offset by decreases in Technology and Life Sciences and Small Business (primarily due to the charge-off of a single large credit in 2015). Lending-related commitment charge-offs were $11 million in 2016 and $1 million in 2015.
Noninterest income increased $16 million to $1.1 billion in 2016, compared to $1.0 billion in 2015. Card fees increased $27 million, or 9 percent, to $303 million in 2016, compared to $276 million in 2015. The increase in 2016 was primarily due to volume-driven increases from merchant payment processing services and government card programs. Service charges on deposit accounts decreased $4 million, or 1 percent, in 2016, primarily reflecting a decrease in retail service charges. Fiduciary income increased $3 million, or 1 percent, in 2016, primarily due to an increase in institutional trust fees, largely driven by net asset inflows and increased activity in securities lending services. Commercial lending fees decreased $10 million, or 11 percent, in 2016, primarily reflecting a decrease in unused commitment fees, largely due to a decline in Energy commitments, and a decrease in syndication agent fees. Letter of credit fees decreased $3 million, or 4 percent, in 2016, primarily due to pricing actions taken based on changes in regulatory rules. Refer to the table provided under the “Noninterest Income” subheading previously in this section for the details of certain categories included in other noninterest income.
Noninterest expenses increased $103 million to $1.9 billion in 2016, compared to $1.8 billion in 2015. Excluding $93 million of restructuring charges related to the GEAR Up initiative and $33 million from the net release of litigation reserves in 2015, noninterest expenses decreased $23 million. Salaries and benefits expense decreased $48 million, or 5 percent, in 2016, primarily due to the GEAR Up initiative, including a decrease in pension expense, partially offset by the impact of merit increases and one additional day in 2016. Outside processing fee expense increased $18 million to $336 million in 2016, primarily due to volume-driven increases related to processing for merchant services and other revenue-generating activities, as well as increases in certain other outsourced services. Restructuring charges in 2016 associated with the implementation of the GEAR Up initiative included $52 million of employee costs, $15 million of facilities costs and $26 million of other charges. Software expense increased $20 million to $119 million in 2016, primarily reflecting continued investment in the Corporation's technology infrastructure. FDIC insurance premiums increased $17 million to $54 million in 2016, in part due to federal rules implemented on July 1, 2016 in order to increase the statutorily required minimum level of the Deposit Insurance Fund, as well as higher risk-based assessment rates (due largely to impacts from the energy cycle) and an increase in the assessment base. Litigation-related expenses increased $33 million in 2016, reflecting the benefit to 2015 from the release of $33 million of litigation reserves. Other noninterest expenses decreased $25 million to $135 million in 2016, primarily reflecting a decrease in state business taxes and an increase in gains from the early termination of certain leveraged lease transactions, as well as smaller decreases in many other categories.
The provision for income taxes decreased $36 million to $193 million in 2016, primarily due to a decrease in pretax income as well as a $10 million increase in tax benefits from the early termination of certain leveraged leases.

STRATEGIC LINES OF BUSINESS
The Corporation has strategically aligned its operations into three major business segments: the Business Bank, the Retail Bank and Wealth Management. These business segments are differentiated based upon the type of of customer and the related products and services provided. In addition to the three major business segments, the Finance division is also reported as a segment. The Other category includes items not directly associated with these business segments or the Finance segment. The performance of the business segments is not comparable with the Corporation's consolidated results and is not necessarily comparable with similar information for any other financial institution. Additionally, because of the interrelationships of the various segments, the information presented is not indicative of how the segments would perform if they operated as independent entities. Market segment results are also provided for the Corporation's three primary geographic markets: Michigan, California and Texas. In addition to the three primary geographic markets, Other Markets is also reported as a market segment. Note 23 to the consolidated financial statements describes the Corporation's segment reporting methodology as well as the business activities of each business segment and presents financial results of these business segments for the years ended December 31, 2017, 2016 and 2015.
The Corporation's management accounting system assigns balance sheet and income statement items to each segment using certain methodologies, which are regularly reviewed and refined. These methodologies may be modified as the management accounting system is enhanced and changes occur in the organizational structure and/or product lines.
Net interest income for each segment reflects the interest income generated by earning assets less interest expense on interest-bearing liabilities plus the net impact from associated internal funds transfer pricing (FTP). FTP crediting rates on deposits reflect the long-term value of deposits, based on their implied maturities, and FTP charge rates for funding assets reflect a matched cost of funds based on the pricing and duration characteristics of the assets. Therefore, net interest income for each segment primarily reflects the volume and associated FTP impacts of loan and deposit levels as well as one fewer day in the year ended December 31, 2017, compared to the prior year. FTP crediting rates on deposits were higher in the year ended December 31, 2017 than in the prior year, and, as a result, net interest income for deposit-providing business segments has been positively impacted during the current year. As overall market rates increased, FTP charges for funding loans increased for asset-generating business segments in the year ended December 31, 2017, compared to the prior year.
BUSINESS SEGMENTS
The following table presents net income (loss) by business segment.

(dollar amounts in millions)
Years Ended December 31	2017		2016		2015
Business Bank	$724	82%	$638	88%	$761	85%
Retail Bank	68	8	4	1	45	5
Wealth Management	88	10	74	11	84	10
	880	100%	716	100%	890	100%
Finance	(65)		(239)		(369)
Other (a)	(72)		—		—
Total	$743		$477		$521
(a)    Includes a $107 million charge to adjust deferred taxes as a result of the enactment of the Tax Cuts and Jobs Act and a $35 million tax benefit from employee stock transactions for the year ended December 31, 2017.
The Business Bank's net income of $724 million in 2017 increased $86 million, compared to $638 million in 2016. Net interest income of $1.4 billion decreased $45 million in 2017, primarily reflecting the FTP rate impacts described above and the impacts of decreases of $622 million in average loans and $901 million in average deposits. The decrease in average loans primarily reflected cyclical declines in Energy and Mortgage Banker Finance, partially offset by an increase in National Dealer Services. The decrease in average deposits reflected a $1.8 billion decrease in interest-bearing deposits. The decrease in interest-bearing deposits was primarily due to customers using liquidity for increased working capital needs and acquisition activity, a deliberate approach to relationship pricing, as well as strategic actions taken in light of the new LCR rules. This was partially offset by an $846 million increase in noninterest-bearing deposits. The largest declines in average deposits were in Technology and Life Sciences and Corporate Banking, partially offset by an increase in Commercial Real Estate. The provision for credit losses decreased $159 million to $58 million in 2017, compared to the prior year, primarily reflecting improved credit quality in Energy, partially offset by an increase in reserves in Technology and Life Sciences. Net credit-related charge-offs of $82 million decreased $63 million in 2017, compared to 2016, primarily reflecting a decrease in Energy. Noninterest income of $601 million in 2017 increased $29 million from the prior year, primarily reflecting increases of $25 million in card fees and $5 million in service charges on deposit accounts, as well as smaller increases in various other noninterest income categories, partially offset by decreases of $5 million each in letter of credit fees and commercial lending fees. Noninterest expenses of $802 million in 2017 decreased $37 million compared to the prior year, primarily reflecting a decrease of $11 million in salaries and benefits expense, largely driven by the GEAR Up initiative, as well as decreases of $19 million in restructuring charges and $15 million in corporate overhead, partially offset by a $17 million increase in outside processing expenses primarily tied to revenue-generating activities.

Net income for the Retail Bank of $68 million in 2017 increased $64 million, compared to $4 million in 2016. Net interest income of $658 million increased $40 million in 2017, primarily reflecting the FTP rate impacts described above and the impact of a $413 million increase in average deposits. The provision for credit losses decreased $22 million to $13 million in 2017, compared to $35 million in 2016, primarily reflecting a decrease in Small Business. Net credit-related charge-offs of $15 million in 2017 increased $3 million, compared to $12 million in 2016. Noninterest income of $193 million in 2017 increased $4 million compared to 2016, primarily due to increases of $3 million each in card fees and service charges on deposit accounts, partially offset by smaller decreases in various other categories. Noninterest expenses of $731 million in 2017 decreased $36 million from the prior year, primarily reflecting a $21 million decrease in salaries and benefits expense, largely driven by the GEAR Up initiative, as well as a decrease of $23 million in restructuring charges, partially offset by an increase of $5 million in outside processing expense.
Wealth Management's net income of $88 million in 2017 increased $14 million, compared to $74 million in 2016. Net interest income of $170 million in 2017 increased $3 million compared to 2016, primarily reflecting the FTP rate impacts described above and the impact of a $208 million increase in average loans. Average deposits decreased $45 million. The provision for credit losses increased $5 million to a provision of $1 million in 2017, compared to a benefit of $4 million in 2016. Net credit-related recoveries were $5 million in 2017, compared to no net credit-related charge-offs in 2016. Noninterest income of $255 million increased $12 million from the prior year, primarily reflecting increases in fiduciary income of $8 million and brokerage fees of $2 million. Noninterest expenses of $285 million in 2017 decreased $16 million from the prior year, primarily reflecting decreases of $6 million in restructuring charges and $4 million in salaries and benefits expense, largely driven by the GEAR Up initiative, as well as smaller decreases in several other categories.
The net loss in the Finance segment was $65 million in 2017, compared to a net loss of $239 million in 2016. Net interest expense of $175 million in 2017 decreased $253 million, compared to 2016, primarily reflecting a decrease in net FTP expense as a result of higher rates charged to the business segments under the Corporation's internal FTP methodology.
The net loss in the Other category included the impact of a $107 million charge to adjust deferred taxes as a result of the 2017 enactment of the Tax Cuts and Jobs Act, partially offset by a $35 million tax benefit from employee stock transactions in 2017.
MARKET SEGMENTS
The table and narrative below present the market segment results, including prior periods, based on the structure and methodologies in effect at December 31, 2017. Note 23 to these consolidated financial statements presents a description of each of these market segments as well as the financial results for the years ended December 31, 2017, 2016 and 2015.
The following table presents net income (loss) by market segment.

(dollar amounts in millions)
Years Ended December 31	2017		2016		2015
Michigan	$264	30%	$243	34%	$319	36%
California	238	27	271	38	297	33
Texas	184	21	(22)	(3)	77	9
Other Markets	194	22	224	31	197	22
	880	100%	716	100%	890	100%
Finance & Other (a)	(137)		(239)		(369)
Total	$743		$477		$521
(a)    Includes a $107 million charge to adjust deferred taxes as a result of the enactment of the Tax Cuts and Jobs Act and a $35 million tax benefit from employee stock transactions for the year ended December 31, 2017, as well as items not directly associated with the market segments.
The Michigan market's net income of $264 million in 2017 increased $21 million, compared to net income of $243 million in 2016. Net interest income of $685 million in 2017 increased $19 million, primarily reflecting the FTP rate impacts described above and the impact of a $220 million increase in average loans. The increase in average loans resulted primarily from increases in Corporate Banking and National Dealer Services, partially offset by a decrease in general Middle Market. Average deposits increased $46 million. The provision for credit losses decreased $1 million to $8 million in 2017, compared to a provision of $9 million in the prior year. Net credit related charge-offs decreased $10 million to net recoveries of $1 million for 2017, compared to net charge-offs of $9 million in the prior year, primarily reflecting a decrease in charge-offs in Corporate Banking. Noninterest income of $324 million in 2017 increased $4 million from 2016, primarily reflecting increases of $3 million each in fiduciary income and card fees. Noninterest expenses of $590 million in 2017 decreased $30 million from the prior year, primarily reflecting decreases of $11 million in salaries and benefits expense, largely driven by the GEAR Up initiative, and $12 million in restructuring charges.

The California market's net income of $238 million decreased $33 million in 2017, compared to $271 million in 2016. Net interest income of $719 million for 2017 increased $3 million from the prior year, primarily reflecting the FTP rate impacts described above and the impact of a $277 million increase in average loans. The increase in average loans primarily reflected increases in Private Banking, National Dealer Services and general Middle Market, partially offset by a decrease in Technology and Life Sciences. Average deposits increased $95 million. The provision for credit losses increased $79 million to $100 million in 2017, compared to $21 million in the prior year, primarily reflecting increases in Technology and Life Sciences, general Middle Market and Corporate Banking. Net credit-related charge-offs of $33 million in 2017 increased $7 million compared to 2016, primarily reflecting an increase in Technology and Life Sciences, partially offset by a decrease in Private Banking. Noninterest income of $171 million in 2017 increased $9 million from the prior year, primarily due to increases of $5 million in card fees and $4 million in service charges on deposit accounts, partially offset by a decrease of $3 million in letter of credit fees. Noninterest expenses of $404 million in 2017 decreased $30 million from the prior year, primarily reflecting decreases of $15 million in restructuring charges and $11 million in salaries and benefits expense, largely driven by the GEAR Up initiative.
The Texas market's net income increased $206 million to net income of $184 million in 2017, compared to a net loss of $22 million in 2016. Net interest income of $465 million in 2017 decreased $5 million from the prior year, primarily reflecting the FTP rate impacts described above and the impacts of decreases of $668 million in average loans and $543 million in average deposits. The decrease in average loans primarily reflected decreases in Energy and general Middle Market, partially offset by an increase in Commercial Real Estate. The decrease in average deposits resulted primarily from decreases in general Middle Market, Corporate Banking and Technology and Life Sciences, partially offset by an increase in Retail Bank. The provision for credit losses decreased $297 million to a benefit of $72 million in 2017, compared to a provision of $225 million in the prior year, primarily reflecting improved credit quality in Energy, Small Business and general Middle Market. Net credit-related charge-offs of $46 million for 2017 decreased $72 million from the prior year, primarily reflecting a decrease in Energy. Noninterest income of $131 million in 2017 increased $2 million from the prior year, primarily reflecting increases of $3 million each in service charges on deposit accounts and card fees, partially offset by a $3 million decrease in commercial lending fees. Noninterest expenses of $375 million in 2017 decreased $33 million from 2016, primarily reflecting decreases of $11 million in restructuring charges, $10 million in corporate overhead and $10 million in salaries and benefits expense, largely reflecting savings related to the GEAR Up initiative.
Net income in Other Markets decreased $30 million to $194 million in 2017 compared to $224 million in 2016. Net interest income of $331 million in 2017 decreased $19 million from the prior year, primarily reflecting the FTP rate impacts described above and the impact of decreases of $267 million in average loans and $131 million in average deposits. The decrease in average loans primarily reflected decreases in Mortgage Banker Finance, Corporate Banking and Commercial Real Estate, partially offset by an increase in Technology and Life Sciences. The provision for credit losses increased $43 million to a provision of $36 million in 2017, compared to a benefit of $7 million in the prior year, primarily reflecting increases in Technology and Life Sciences, Environmental Services and Corporate Banking. Net loan charge-offs were $14 million in 2017, an increase of $10 million compared to 2016, primarily reflecting an increase in Small Business. Noninterest income of $423 million in 2017 increased $30 million from the prior year, primarily reflecting increases of $20 million in card fees, $4 million in fiduciary income and $3 million in service charges on deposit accounts. Noninterest expenses of $449 million in 2017 increased $4 million compared to the prior year, primarily reflecting an increase of $20 million in outside processing fee expense related to revenue generating activities, partially offset by decreases of $10 million in restructuring charges and $5 million in salaries and benefits expense, largely driven by the GEAR Up initiative.
The net loss for the Finance & Other category of $137 million in 2017 decreased $102 million compared to 2016. For further information, refer to the "Business Segments" discussion above.
The following table lists the Corporation's banking centers by geographic market segment.

December 31	2017	2016	2015
Michigan	194	209	214
Texas	122	127	133
California	97	97	103
Other Markets:
Arizona	17	17	19
Florida	7	7	7
Canada	1	1	1
Total Other Markets	25	25	27
Total	438	458	477

BALANCE SHEET AND CAPITAL FUNDS ANALYSIS
ANALYSIS OF INVESTMENT SECURITIES AND LOANS

(in millions)
December 31	2017	2016	2015	2014		2013
Investment securities available-for-sale:
U.S. Treasury and other U.S. government agency securities	$2,727	$2,779	$2,763	$526		$45
Residential mortgage-backed securities (a)	8,124	7,872	7,545	7,274	(b)	8,926
State and municipal securities	5	7	9	23		22
Corporate debt securities	—	—	1	51		56
Equity and other non-debt securities	82	129	201	242		258
Total investment securities available-for-sale	10,938	10,787	10,519	8,116		9,307
Investment securities held to maturity:
Residential mortgage-backed securities (a)	1,266	1,582	1,981	1,935	(b)	—
Total investment securities	$12,204	$12,369	$12,500	$10,051		$9,307
Commercial loans	$31,060	$30,994	$31,659	$31,520		$28,815
Real estate construction loans	2,961	2,869	2,001	1,955		1,762
Commercial mortgage loans	9,159	8,931	8,977	8,604		8,787
Lease financing	468	572	724	805		845
International loans:
Banks and other financial institutions	4	2	—	31		4
Commercial and industrial	979	1,256	1,368	1,465		1,323
Total international loans	983	1,258	1,368	1,496		1,327
Residential mortgage loans	1,988	1,942	1,870	1,831		1,697
Consumer loans:
Home equity	1,816	1,800	1,720	1,658		1,517
Other consumer	738	722	765	724		720
Total consumer loans	2,554	2,522	2,485	2,382		2,237
Total loans	$49,173	$49,088	$49,084	$48,593		$45,470

(a)	Issued and/or guaranteed by U.S. government agencies or U.S. government-sponsored enterprises.

(b)	During the fourth quarter 2014, the Corporation transferred residential mortgage-backed securities from available-for-sale to held-to-maturity.

EARNING ASSETS
Loans
On a period-end basis, total loans increased $85 million to $49.2 billion at December 31, 2017 compared to $49.1 billion at December 31, 2016. Average total loans decreased $438 million, or 1 percent, to $48.6 billion in 2017, compared to $49.0 billion in 2016. The following tables provide information about the changes in the Corporation's average loan portfolio in 2017, compared to 2016.

(dollar amounts in millions)				Percent Change
Years Ended December 31	2017	2016	Change
Average Loans:
Commercial loans by business line:
General Middle Market	$9,299	$9,286	$13	—%
National Dealer Services	5,130	4,728	402	9
Energy	2,055	2,736	(681)	(25)
Technology and Life Sciences	3,130	3,061	69	2
Environmental Services	899	844	55	7
Entertainment	650	665	(15)	(2)
Total Middle Market	21,163	21,320	(157)	(1)
Corporate Banking	3,464	3,336	128	4
Mortgage Banker Finance	1,768	2,180	(412)	(19)
Commercial Real Estate	725	913	(188)	(21)
Total Business Bank commercial loans	27,120	27,749	(629)	(2)
Total Retail Bank commercial loans	1,865	1,910	(45)	(2)
Total Wealth Management commercial loans	1,430	1,403	27	2
Total commercial loans	30,415	31,062	(647)	(2)
Real estate construction loans	2,958	2,508	450	18
Commercial mortgage loans	9,005	8,981	24	—
Lease financing	509	684	(175)	(26)
International loans	1,157	1,367	(210)	(15)
Residential mortgage loans	1,989	1,894	95	5
Consumer loans:
Home equity	1,794	1,767	27	2
Other consumer	731	733	(2)	—
Consumer loans	2,525	2,500	25	1
Total loans	$48,558	$48,996	$(438)	(1)%
Average Loans By Geographic Market:
Michigan	$12,677	$12,457	$220	2%
California	18,008	17,731	277	2
Texas	9,969	10,637	(668)	(6)
Other Markets	7,904	8,171	(267)	(3)
Total loans	$48,558	$48,996	$(438)	(1)%
Middle Market business lines generally serve customers with annual revenue between $20 million and $500 million. National Dealer Services provides floor plan inventory financing to auto dealerships, and the $402 million increase in average National Dealer Services commercial loans largely reflected the expansion of new and existing relationships. Customers in the Energy business line are primarily engaged in the oil and gas businesses. The $681 million decrease in average Energy commercial loans in 2017, compared to 2016, primarily reflected Energy customers taking actions to adjust their cash flow and reduce their bank debt, including selling assets and raising capital, as well as improved operations. For more information on Energy and related loans, refer to "Energy Lending" in the "Risk Management" section of this financial review.
Mortgage Banker Finance provides short-term, revolving lines of credit to independent mortgage banking companies and therefore partly reflects the level of home sales and refinancing activity in the market as a whole. The $412 million decrease in average Mortgage Banker Finance commercial loans reflected mostly lower average home refinancing volume in 2017, compared to 2016.

Commercial real estate loans comprise real estate construction loans and commercial mortgage loans. Real estate construction loans primarily include loans in the Commercial Real Estate business line, which generally serves commercial real estate developers. Commercial mortgage loans are loans where the primary collateral is a lien on any real property and are primarily loans secured by owner occupied real estate. Real property is generally considered primary collateral if the value of that collateral represents more than 50 percent of the commitment at loan approval. The $450 million increase in average real estate construction loans was primarily driven by growth in the Commercial Real Estate business line in part due to additional draws on existing multifamily construction lines.
ANALYSIS OF INVESTMENT SECURITIES PORTFOLIO (FTE)

	Maturity (a)								Weighted Average Maturity
(dollar amounts in millions)	1 - 5 Years		5 - 10 Years		After 10 Years		Total
December 31, 2017	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Years
U.S. Treasury and other U.S. government agency securities	$2,727	1.71%	$—	—%	$—	—%	$2,727	1.71%	2.6
Residential mortgage-backed securities (b)	212	2.47	1,713	2.54	7,465	2.09	9,390	2.18	18.6
State and municipal securities (c)	—	—	1	2.63	4	2.63	5	2.63	12.6
Equity and other non-debt securities:
Auction-rate preferred securities (d)	—	—	—	—	44	2.68	44	2.68	—
Money market and other mutual funds (e)	—	—	—	—	38	—	38	—	—
Total investment securities	$2,939	1.76%	$1,714	2.54%	$7,551	2.09%	$12,204	2.07%	15.0
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
Investment Securities
Investment securities decreased $165 million to $12.2 billion at December 31, 2017, from $12.4 billion at December 31, 2016, including an $81 million decline in fair value. Net unrealized losses on investment securities available-for-sale were $123 million at December 31, 2017, compared to net unrealized losses of $42 million at December 31, 2016. At December 31, 2017, the weighted-average expected life of the Corporation's residential mortgage-backed securities portfolio was approximately 3.7 years. On an average basis, investment securities decreased $141 million to $12.2 billion in 2017, compared to $12.3 billion in 2016.
As of December 31, 2017, the Corporation's auction-rate securities portfolio was carried at an estimated fair value of $49 million, compared to $54 million at December 31, 2016. During 2017, auction-rate securities with a par value of $3.6 million were redeemed or sold, resulting in an insignificant amount of net securities gains. As of December 31, 2017, approximately 96 percent of the aggregate auction-rate securities par value had been redeemed or sold since the portfolio was acquired in 2008, for a cumulative net gain of $52 million.
Interest-Bearing Deposits with Banks and Other Short-Term Investments
Interest-bearing deposits with banks primarily include deposits with the FRB and also include deposits with banks in developed countries or international banking facilities of foreign banks located in the United States. Other short-term investments include federal funds sold, trading securities and loans held-for-sale. Substantially all trading securities are deferred compensation plan assets. Loans held-for-sale typically represent residential mortgage loans originated with management's intention to sell and, from time to time, other loans that are transferred to held-for-sale. Federal funds sold offer supplemental earnings opportunities and serve correspondent banks. Interest-bearing deposits with banks and federal funds sold provide a range of maturities of less than one year and are mostly used to manage liquidity requirements of the Corporation. Interest-bearing deposits with banks decreased $1.6 billion to $4.4 billion at December 31, 2017. Other short-term investments increased $4 million to $96 million at December 31, 2017. On an average basis, interest-bearing deposits with banks increased $344 million to $5.4 billion in 2017, compared to $5.1 billion in 2016, and other short-term investments decreased $10 million to $92 million in 2017.
DEPOSITS AND BORROWED FUNDS
At December 31, 2017, total deposits were $57.9 billion, a decrease of $1.1 billion, or 2 percent, compared to $59.0 billion at December 31, 2016, reflecting a $531 million, or 2 percent, increase in noninterest-bearing deposits and a $1.6 billion, or 6 percent, decrease in interest-bearing deposits. The Corporation's average deposits and borrowed funds balances are detailed in the following table.

(dollar amounts in millions)				Percent Change
Years Ended December 31	2017	2016	Change
Noninterest-bearing deposits	$31,013	$29,751	$1,262	4%
Money market and interest-bearing checking deposits	21,585	22,744	(1,159)	(5)
Savings deposits	2,133	2,013	120	6
Customer certificates of deposit	2,471	3,200	(729)	(23)
Foreign office time deposits	56	33	23	69
Total deposits	$57,258	$57,741	$(483)	(1)%
Short-term borrowings	$277	$138	$139	101%
Medium- and long-term debt	4,969	4,917	52	1
Total borrowed funds	$5,246	$5,055	$191	4%
Average deposits decreased $483 million, or 1 percent, to $57.3 billion in 2017, compared to $57.7 billion in 2016, reflecting a $1.3 billion, or 4 percent, increase in noninterest-bearing deposits and a $1.7 billion, or 6 percent, decrease in interest-bearing deposits. The decrease in interest-bearing deposits was primarily due to customers using their excess liquidity for working capital needs and acquisitions, a deliberate approach to relationship pricing, as well as strategic actions taken in light of the new LCR rules. The largest decreases were reflected in Corporate Banking ($588 million) and Technology and Life Sciences ($488 million), partially offset by increases in Retail Bank ($413 million) and Commercial Real Estate ($214 million). By market, average deposits decreased in Texas ($543 million) and in Other Markets ($131 million), partially offset by increases in California ($95 million) and Michigan ($46 million).
Short-term borrowings totaled $10 million at December 31, 2017, a decrease of $15 million compared to $25 million at December 31, 2016. Short-term borrowings primarily include federal funds purchased, short-term FHLB advances and securities sold under agreements to repurchase. Average short-term borrowings increased $139 million, to $277 million in 2017, compared to $138 million in 2016.
Total medium- and long-term debt at December 31, 2017 decreased $538 million to $4.6 billion, compared to $5.2 billion at December 31, 2016, primarily reflecting the maturity of $500 million of subordinated notes in the third quarter 2017. The Corporation uses medium- and long-term debt, which primarily includes FHLB advances and subordinated notes, to provide funding to support earning assets, liquidity and regulatory capital. Average medium- and long-term debt increased $52 million, or 1 percent, to $5.0 billion in 2017, compared to $4.9 billion in 2016.
Further information on medium- and long-term debt is provided in Note 12 to the consolidated financial statements.
CAPITAL
Total shareholders' equity increased $167 million to $8.0 billion at December 31, 2017, compared to $7.8 billion at December 31, 2016. The following table presents a summary of changes in total shareholders' equity in 2017.

(in millions)
Balance at January 1, 2017		$7,796
Net income		743
Cash dividends declared on common stock		(193)
Purchase of common stock		(544)
Other comprehensive income (loss):
Investment securities available-for-sale	$(52)
Defined benefit and other postretirement plans	71
Total other comprehensive income (loss)		19
Issuance of common stock under employee stock plans		102
Share-based compensation		39
Cumulative effect of change in accounting principle		1
Balance at December 31, 2017		$7,963
Further information about other comprehensive income (loss) is provided in the consolidated statements of comprehensive income and Note 14 to the consolidated financial statements.
The Corporation periodically conducts stress tests to evaluate potential impacts to the Corporation's forecasted financial condition under various economic scenarios and business conditions. These stress tests are a normal part of the Corporation's overall risk management and capital planning process and are part of the forecasting process used by the Corporation to conduct the enterprise-wide stress test that was part of the Comprehensive Capital Analysis and Review (CCAR). For additional information about risk management processes, refer to the "Risk Management" section of this financial review.

The Federal Reserve completed its 2017 CCAR in June 2017 and did not object to the Corporation's 2017 capital plan and the capital distributions contemplated in the plan for the period ending June 30, 2018. The plan includes equity repurchases of up to $605 million for the four quarters commencing in the third quarter 2017 and ending in the second quarter 2018. The timing and ultimate amount of future equity repurchases will be subject to various factors, including the Corporation's financial performance and market conditions. At December 31, 2017, up to $318 million remained available for equity repurchases under the plan. Share repurchases totaled $531 million (7.3 million shares) in 2017. The 2018 capital plan will be submitted to the Federal Reserve for review in April 2018 and a response is expected in June 2018.
In July 2017, the Board of Directors of the Corporation (the Board) authorized the repurchase of up to an additional 5 million shares of Comerica Incorporated outstanding common stock, in addition to the 8.3 million shares remaining at June 30, 2017 under the Board's prior authorizations for the equity repurchase program initially approved in November 2010. Including the July 2017 authorization, a total of 55.2 million shares and 14.1 million warrants (12.1 million share-equivalents) have been authorized for repurchase under the equity repurchase program since its inception in 2010. There is no expiration date for the Corporation's equity repurchase program.
In April 2017, the Board approved a 3-cent increase in the quarterly common dividend, to $0.26 per share, and in July 2017, the Board further increased the quarterly dividend to $0.30 per share. The Corporation declared common dividends in 2017 totaling $193 million, or $1.09 per share, compared to common dividends totaling $0.89 per share in 2016. Including share repurchases under the equity repurchase program, $724 million was returned to shareholders in 2017, compared to $458 million in 2016, a 58 percent increase.
In January 2018, the Corporation declared a quarterly dividend of $0.30 per share, payable April 1, 2018, to common stock shareholders of record on March 15, 2018.
The following table summarizes the Corporation’s equity repurchase activity for the year ended December 31, 2017.

(shares in thousands)	Total Number of Shares and Warrants Purchased as Part of Publicly Announced Repurchase Plans or Programs (a)	Remaining Repurchase Authorization (b)		Total Number of Shares Purchased (c)	Average Price Paid Per Share
Total first quarter 2017	1,498	11,756		1,694	$69.75
Total second quarter 2017	2,011	9,634		2,015	69.09
Total third quarter 2017	1,955	12,395	(d)	1,956	71.11
October 2017	797	11,589		799	77.36
November 2017	753	10,836		753	79.17
December 2017	314	10,387		314	85.05
Total fourth quarter 2017	1,864	10,387		1,866	79.38
Total 2017	7,328	10,387		7,531	$72.31

(a)
The Corporation made no repurchases of warrants under the repurchase program during the year ended December 31, 2017. Upon exercise of a warrant, the number of shares with a value equal to the aggregate exercise price is withheld from an exercising warrant holder as payment (known as a "net exercise provision"). During the year ended December 31, 2017, the Corporation withheld the equivalent of approximately 1,209,000 shares to cover an aggregate of $35.6 million in exercise price and issued approximately 1,771,000 shares to the exercising warrant holders. Shares withheld in connection with the net exercise provision are not included in the total number of shares or warrants purchased in the above table.

(b)	Maximum number of shares and warrants that may yet be purchased under the publicly announced plans or programs.

(c)
Includes approximately 203,000 shares (including 2,000 shares for the quarter ended December 31, 2017) purchased pursuant to deferred compensation plans and shares purchased from employees to pay for taxes related to restricted stock vesting under the terms of an employee share-based compensation plan during the year ended December 31, 2017. These transactions are not considered part of the Corporation's repurchase program.

(d)	Includes July 25, 2017 equity repurchase authorization for up to an additional 5 million shares.
The U.S. adoption of the Basel III regulatory capital framework (Basel III) became effective for the Corporation on January 1, 2015. Basel III includes a more stringent definition of capital and introduces a new common equity Tier 1 (CET1) capital requirement; sets forth two comprehensive methodologies for calculating risk-weighted assets (RWA), a standardized approach and an advanced approach; introduces two new capital buffers, a conservation buffer and a countercyclical buffer (applicable to advanced approach entities); establishes a new supplemental leverage ratio (applicable to advanced approach entities); and sets out minimum capital ratios and overall capital adequacy standards. The capital conservation buffer is being phased in and will be fully implemented on January 1, 2019.
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

Tier 2 capital includes Tier 1 capital as well as subordinated debt qualifying as Tier 2 and qualifying allowance for credit losses. Certain deductions and adjustments to CET1 capital, Tier 1 capital and Tier 2 capital were subject to phase-in through December 31, 2017. However, in November 2017, U.S. banking regulators issued a final rule that suspended the full transition for certain deductions and adjustments effective January 1, 2018 to remain at current levels for banks not subject to the advanced approach, and issued a notice of proposed rulemaking intended to simplify certain aspects of Basel III. The Corporation does not expect either the final rule or the proposed rule to have a significant impact on its capital ratios.
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
The following table presents the minimum ratios required to be considered "adequately capitalized" as of December 31, 2017 and December 31, 2016.

	December 31, 2017	December 31, 2016
Common equity tier 1 capital to risk-weighted assets (a)	4.50%	4.50%
Tier 1 capital to risk-weighted assets (a)	6.00	6.00
Total capital to risk-weighted assets (a)	8.00	8.00
Capital conservation buffer (a)	1.25	0.625
Tier 1 capital to adjusted average assets (leverage ratio)	4.00	4.00

(a)
In addition to the minimum risk-based capital requirements, the Corporation is required to maintain a minimum capital conservation buffer in the form of common equity, in order to avoid restrictions on capital distributions and discretionary bonuses. The required amount of the capital conservation buffer, is being phased in and ultimately increasing to 2.5% on January 1, 2019.

The Corporation's capital ratios exceeded minimum regulatory requirements as follows:

	December 31, 2017		December 31, 2016
(dollar amounts in millions)	Capital/Assets	Ratio	Capital/Assets	Ratio
Common equity tier 1 and tier 1 risk-based	$7,773	11.68%	$7,540	11.09%
Total risk-based	9,211	13.84	9,018	13.27
Leverage	7,773	10.89	7,540	10.18
Common equity	7,963	11.13	7,796	10.68
Tangible common equity (a)	7,320	10.32	7,151	9.89
Risk-weighted assets	66,575		67,966

(a)	See Supplemental Financial Data section for reconcilements of non-GAAP financial measures.
At December 31, 2017, the Corporation and its U.S. banking subsidiaries exceeded the capital ratios required for an institution to be considered “well capitalized” by the standards developed under the Federal Deposit Insurance Corporation Improvement Act of 1991. Refer to Note 20 to the consolidated financial statements for further discussion of regulatory capital requirements and capital ratio calculations.

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
The Corporation’s front line employees, the first line of defense, are responsible for the day to day management of risks including the identification, assessment, measurement and control of risks encountered as a part of the normal course of business. Risks are further monitored, measured and controlled by the second line of defense, comprised of specialized risk managers for each of the major risk categories who provide oversight, effective challenge and guidance for the risk management activities of the organization. The majority of these risk managers report into the Enterprise Risk Division. The Enterprise Risk Division, led by the Chief Risk Officer, is responsible for designing and managing the Corporation’s enterprise risk framework and ensures effective risk management oversight. Risk management committees serve as a point of review and escalation for those risks which may have risk interdependencies or where risk levels may be nearing the limits outlined in the Corporation’s risk appetite statement. These committees comprise senior and executive management that represent views from both the lines of business and risk management. Internal Audit, the third line of defense, monitors and assesses the overall effectiveness of the risk management framework on an ongoing basis and provides an independent assessment of the Corporation’s ability to manage and control risk to management and the Audit Committee of the Board.
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
Credit Administration manages credit policy and provides the resources to manage the line of business transactional credit risk, assuring that all exposure is risk rated according to the requirements of the credit risk rating policy and providing business segment reporting support as necessary. The Enterprise Risk Division provides credible and well-documented challenge of overall portfolio credit risk, and other credit-related attributes of Comerica Incorporated's loan portfolios, with a particular emphasis on all attendant modeled results. The Corporation's Asset Quality Review function, a division of Internal Audit, audits the accuracy of internal risk ratings that are assigned by the lending and credit groups. The Special Assets Group is responsible for managing the recovery process on distressed or defaulted loans and loan sales.

Portfolio Risk Analytics, within Credit Administration, provides comprehensive reporting on portfolio credit risk levels and trends, continuous assessment and verification of risk rating models, quarterly calculation of the allowance for loan losses and the allowance for credit losses on lending-related commitments, and calculation of economic credit risk capital.
ANALYSIS OF THE ALLOWANCE FOR LOAN LOSSES

(dollar amounts in millions)
Years Ended December 31	2017	2016	2015	2014	2013
Balance at beginning of year	$730	$634	$594	$598	$629
Loan charge-offs:
Commercial	133	181	139	59	91
Real estate construction	—	—	—	—	3
Commercial mortgage	3	3	3	22	36
Lease financing	1	—	1	—	—
International	6	23	14	6	—
Residential mortgage	—	—	1	2	4
Consumer	6	7	10	13	19
Total loan charge-offs	149	214	168	102	153
Recoveries:
Commercial	37	43	33	34	42
Real estate construction	1	—	1	4	7
Commercial mortgage	9	20	21	28	20
Lease financing	—	—	—	2	1
International	3	—	—	—	—
Residential mortgage	1	1	2	4	4
Consumer	6	4	11	5	6
Total recoveries	57	68	68	77	80
Net loan charge-offs	92	146	100	25	73
Provision for loan losses	73	241	142	22	42
Foreign currency translation adjustment	1	1	(2)	(1)	—
Balance at end of year	$712	$730	$634	$594	$598
Net loan charge-offs during the year as a percentage of average loans outstanding during the year	0.19%	0.30%	0.21%	0.05%	0.16%
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
An analysis of the coverage of the allowance for loan losses is provided in the following table.

Years Ended December 31	2017	2016	2015
Allowance for loan losses as a percentage of total loans at end of year	1.45%	1.49%	1.29%
Allowance for loan losses as a percentage of total nonperforming loans at end of year	173	124	167
Allowance for loan losses as a multiple of total net loan charge-offs for the year	7.7x	5.0x	6.3x
The allowance for loan losses was $712 million at December 31, 2017, compared to $730 million at December 31, 2016, a decrease of $18 million, or 2 percent. The decrease in the allowance for loan losses primarily reflected improvement in Energy and energy-related loans.

ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES

	2017			2016		2015		2014		2013
(dollar amounts in millions)	Allocated Allowance	Allowance Ratio (a)	% (b)	Allocated Allowance	% (b)	Allocated Allowance	% (b)	Allocated Allowance	% (b)	Allocated Allowance	% (b)
December 31
Business loans
Commercial	$521	1.68%	63%	$547	63%	$448	65%	$379	65%	$340	63%
Real estate construction	19	0.63	6	21	6	12	4	20	4	16	4
Commercial mortgage	91	1.00	19	93	18	93	18	120	18	159	19
Lease financing	12	2.53	1	5	1	3	1	2	1	4	2
International	18	1.78	2	16	3	23	3	13	3	12	3
Total business loans	661	1.48	91	682	91	579	91	534	91	531	91
Retail loans
Residential mortgage	13	0.63	4	11	4	14	4	14	4	17	4
Consumer	38	1.49	5	37	5	41	5	46	5	50	5
Total retail loans	51	1.12	9	48	9	55	9	60	9	67	9
Total loans	$712	1.45%	100%	$730	100%	$634	100%	$594	100%	$598	100%

(a)	Allocated allowance as a percentage of related loans outstanding.

(b)	Loans outstanding as a percentage of total loans.
The allowance for credit losses on lending-related commitments includes specific allowances, based on individual evaluations of certain letters of credit in a manner consistent with business loans, and allowances based on the pool of the remaining letters of credit and all unused commitments to extend credit within each internal risk rating.
The allowance for credit losses on lending-related commitments was $42 million at December 31, 2017 compared to $41 million at December 31, 2016. An analysis of changes in the allowance for credit losses on lending-related commitments is presented below.

(dollar amounts in millions)
Years Ended December 31	2017	2016	2015	2014	2013
Balance at beginning of year	$41	$45	$41	$36	$32
Charge-offs on lending-related commitments (a)	—	(11)	(1)	—	—
Provision for credit losses on lending-related commitments	1	7	5	5	4
Balance at end of year	$42	$41	$45	$41	$36
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

SUMMARY OF NONPERFORMING ASSETS AND PAST DUE LOANS

(dollar amounts in millions)
December 31	2017	2016	2015	2014	2013
Nonaccrual loans:
Business loans:
Commercial	$309	$445	$238	$109	$81
Real estate construction	—	—	1	2	21
Commercial mortgage	31	46	60	95	156
Lease financing	4	6	6	—	—
International	6	14	8	—	4
Total nonaccrual business loans	350	511	313	206	262
Retail loans:
Residential mortgage	31	39	27	36	53
Consumer:
Home equity	21	28	27	30	31
Other consumer	—	4	—	1	4
Total consumer	21	32	27	31	35
Total nonaccrual retail loans	52	71	54	67	88
Total nonaccrual loans	402	582	367	273	350
Reduced-rate loans	8	8	12	17	24
Total nonperforming loans	410	590	379	290	374
Foreclosed property	5	17	12	10	9
Total nonperforming assets	$415	$607	$391	$300	$383
Gross interest income that would have been recorded had the nonaccrual and reduced-rate loans performed in accordance with original terms	$31	$38	$27	$25	$34
Interest income recognized	7	6	5	6	5
Nonperforming loans as a percentage of total loans	0.83%	1.20%	0.77%	0.60%	0.82%
Nonperforming assets as a percentage of total loans and foreclosed property	0.84	1.24	0.80	0.62	0.84
Loans past due 90 days or more and still accruing	$35	$19	$17	$5	$16
Loans past due 90 days or more and still accruing as a percentage of total loans	0.07%	0.04%	0.03%	0.01%	0.03%
Nonperforming assets decreased $192 million to $415 million at December 31, 2017, from $607 million at December 31, 2016. The decrease in nonperforming assets primarily reflected a decrease of $253 million in nonaccrual Energy and energy-related loans. Nonperforming assets were 0.84 percent of total loans and foreclosed property at December 31, 2017, compared to 1.24 percent at December 31, 2016.
The following table presents a summary of TDRs at December 31, 2017 and 2016.

(in millions)
December 31	2017	2016
Nonperforming TDRs:
Nonaccrual TDRs	$182	$225
Reduced-rate TDRs	8	8
Total nonperforming TDRs	190	233
Performing TDRs (a)	123	94
Total TDRs	$313	$327

(a)	TDRs that do not include a reduction in the original contractual interest rate which are performing in accordance with their modified terms.
At December 31, 2017, nonaccrual TDRs and performing TDRs included $94 million and $49 million of Energy and energy-related loans, respectively, decreases of $47 million and $11 million, respectively, compared to December 31, 2016.

The following table presents a summary of changes in nonaccrual loans.

(in millions)
Years Ended December 31	2017	2016
Balance at beginning of period	$582	$367
Loans transferred to nonaccrual (a)	297	718
Nonaccrual business loan gross charge-offs (b)	(143)	(207)
Nonaccrual business loans sold	(40)	(73)
Payments/other (c)	(294)	(223)
Balance at end of period	$402	$582
(a) Based on an analysis of nonaccrual loans with book balances greater than $2 million.
(b) Analysis of gross loan charge-offs:
Business loans	$143	$207
Retail loans	6	7
Total gross loan charge-offs	$149	$214
(c) Includes net changes related to nonaccrual loans with balances less than $2 million, payments on nonaccrual loans with book balances greater than $2 million, transfers of nonaccrual loans to foreclosed property and retail loan gross charge-offs. Excludes business loan gross charge-offs and nonaccrual business loans sold.

There were 38 borrowers with balances greater than $2 million, totaling $297 million, transferred to nonaccrual status in 2017, a decrease of $421 million when compared to $718 million in 2016. Of the transfers to nonaccrual greater than $2 million in 2017, $66 million were Energy and energy-related, compared to $543 million in 2016.
The following table presents the composition of nonaccrual loans by balance and the related number of borrowers at December 31, 2017 and 2016.

	2017		2016
(dollar amounts in millions)	Number of Borrowers	Balance	Number of Borrowers	Balance
Under $2 million	939	$85	1,152	$95
$2 million - $5 million	16	47	18	57
$5 million - $10 million	12	93	9	60
$10 million - $25 million	8	130	14	234
Greater than $25 million	1	47	4	136
Total	976	$402	1,197	$582
The following table presents a summary of nonaccrual loans at December 31, 2017 and loans transferred to nonaccrual and net loan charge-offs for the year ended December 31, 2017, based on North American Industry Classification System (NAICS) categories.

	December 31, 2017		Year Ended December 31, 2017
(dollar amounts in millions)	Nonaccrual Loans		Loans Transferred to Nonaccrual (a)		Net Loan Charge-Offs (Recoveries)
Industry Category
Mining, Quarrying and Oil & Gas Extraction (b)	$113	29%	$66	22%	$38	42%
Manufacturing	94	24	89	30	10	11
Health Care and Social Assistance	38	9	25	9	5	5
Residential Mortgage	31	8	12	4	(1)	(1)
Services (b)	25	6	13	4	8	9
Wholesale Trade	20	5	34	12	10	11
Real Estate and Home Builders	18	4	5	2	3	3
Contractors	16	4	22	7	7	7
Information and Communication	6	1	8	3	8	9
Entertainment	4	1	10	3	—	—
Transportation and Warehousing	—	—	6	2	(9)	(10)
Other (c)	37	9	7	2	13	14
Total	$402	100%	$297	100%	$92	100%

(a)	Based on an analysis of nonaccrual loans with book balances greater than $2 million.

(b)	Included nonaccrual Energy and energy-related loans of approximately $112 million in Mining, Quarrying and Oil & Gas Extraction and $8 million in Services at December 31, 2017.

(c)	Consumer, excluding residential mortgage and certain personal purpose nonaccrual loans and net charge-offs, is included in the “Other” category.

Loans past due 90 days or more and still accruing interest generally represent loans that are well collateralized and in the process of collection. Loans past due 90 days or more increased $16 million to $35 million at December 31, 2017, compared to $19 million at December 31, 2016. Loans past due 30-89 days increased $173 million to $302 million at December 31, 2017, compared to $129 million at December 31, 2016. An aging analysis of loans included in Note 4 to the consolidated financial statements provides further information about the balances comprising past due loans.
The following table presents a summary of total criticized loans. The Corporation's criticized list is consistent with the Special Mention, Substandard and Doubtful categories defined by regulatory authorities. Criticized loans with balances of $2 million or more on nonaccrual status or loans with balances of $1 million or more whose terms have been modified in a TDR are individually subjected to quarterly credit quality reviews, and the Corporation may establish specific allowances for such loans. A table of loans by credit quality indicator included in Note 4 to the consolidated financial statements provides further information about the balances comprising total criticized loans.

(dollar amounts in millions)
December 31	2017	2016
Total criticized loans	$2,231	$2,856
As a percentage of total loans	4.5%	5.8%
The $625 million decrease in criticized loans from December 31, 2016 to December 31, 2017 included a $763 million decrease in criticized Energy and energy-related loans. The decrease in criticized Energy and energy-related loans was partially offset by modest increases in Technology and Life Sciences and other business lines. For further information about criticized Energy and energy-related loans, refer to the "Energy Lending" subheading later in this section.
The following table presents a summary of changes in foreclosed property.

(in millions)
Years Ended December 31	2017	2016
Balance at beginning of period	$17	$12
Acquired in foreclosure	8	21
Write-downs	(1)	—
Foreclosed property sold (a)	(19)	(16)
Balance at end of period	$5	$17
(a) Net gain on foreclosed property sold	$3	$4
For further information regarding the Corporation's nonperforming assets policies and impaired loans, refer to Note 1 and Note 4 to the consolidated financial statements.
Concentration of Credit Risk
Concentrations of credit risk may exist when a number of borrowers are engaged in similar activities, or activities in the same geographic region, and have similar economic characteristics that would cause them to be similarly impacted by changes in economic or other conditions. The Corporation has a concentration of credit risk with the automotive industry. All other industry concentrations, as defined by management, individually represented less than 10 percent of total loans at December 31, 2017.
The following table presents a summary of loans outstanding to companies related to the automotive industry.

	2017		2016
(in millions)	Loans Outstanding	Percent of Total Loans	Loans Outstanding	Percent of Total Loans
December 31
Production:
Domestic	$1,007		$968
Foreign	337		358
Total production	1,344	2.7%	1,326	2.7%
Dealer:
Floor plan	4,359		4,269
Other	3,233		2,854
Total dealer	7,592	15.5%	7,123	14.5%
Total automotive	$8,936	18.2%	$8,449	17.2%
Substantially all dealer loans are in the National Dealer Services business line. Loans in the National Dealer Services business line primarily include floor plan financing and other loans to automotive dealerships. Floor plan loans, included in “commercial loans” in the consolidated balance sheets, totaled $4.4 billion at December 31, 2017, an increase of $90 million compared to $4.3 billion at December 31, 2016. At December 31, 2017 other loans in the National Dealer Services business line totaled $3.2 billion, including $1.9 billion of owner-occupied commercial real estate mortgage loans, compared to $2.9 billion, including $1.6 billion of owner-occupied commercial real estate mortgage loans, at December 31, 2016. Automotive lending also includes loans to borrowers involved with automotive production, primarily Tier 1 and Tier 2 suppliers. Loans to borrowers involved with automotive production totaled approximately $1.3 billion at both December 31, 2017 and 2016.
Dealer loans, as shown in the table above, totaled $7.6 billion at December 31, 2017, of which approximately $4.6 billion, or 62 percent, were to foreign franchises, and $2.1 billion, or 28 percent, were to domestic franchises. Other dealer loans, totaling $742 million, or 10 percent, at December 31, 2017, include obligations where a primary franchise was indeterminable, such as loans to large public dealership consolidators and rental car, leasing, heavy truck and recreation vehicle companies.
There were no nonaccrual loans to automotive borrowers at December 31, 2017 and $1 million at December 31, 2016. There were no automotive net loan charge-offs in 2017 and 2016.
For further information regarding significant group concentrations of credit risk, refer to Note 5 to the consolidated financial statements.
Commercial Real Estate Lending
The following table summarizes the Corporation's commercial real estate loan portfolio by loan category.

(in millions)
December 31	2017	2016
Real estate construction loans:
Commercial Real Estate business line (a)	$2,630	$2,485
Other business lines (b)	331	384
Total real estate construction loans	$2,961	$2,869
Commercial mortgage loans:
Commercial Real Estate business line (a)	$1,831	$2,018
Other business lines (b)	7,328	6,913
Total commercial mortgage loans	$9,159	$8,931

(a)	Primarily loans to real estate developers.

(b)	Primarily loans secured by owner-occupied real estate.
The Corporation limits risk inherent in its commercial real estate lending activities by monitoring borrowers directly involved in the commercial real estate markets and adhering to conservative policies on loan-to-value ratios for such loans. Commercial real estate loans, consisting of real estate construction and commercial mortgage loans, totaled $12.1 billion at December 31, 2017, of which $4.5 billion, or 37 percent, were to borrowers in the Commercial Real Estate business line, which includes loans to real estate developers, an increase of $320 million compared to December 31, 2016. The remaining $7.6 billion, or 63 percent, of commercial real estate loans in other business lines consisted primarily of owner-occupied commercial mortgages, which bear credit characteristics similar to non-commercial real estate business loans.
The real estate construction loan portfolio primarily contains loans made to long-time customers with satisfactory completion experience. Credit quality in the real estate construction loan portfolio was strong, with criticized loans of $4 million and $3 million at December 31, 2017 and 2016, respectively. Net recoveries were $1 million in 2017 and there were no net charge-offs in 2016.
Loans in the commercial mortgage portfolio generally mature within three to five years. Commercial mortgage loans in the Commercial Real Estate business line on nonaccrual status totaled $9 million at December 31, 2017 and December 31, 2016, and net recoveries in the same portfolio were $2 million and $10 million in 2017 and 2016, respectively. In other business lines, $22 million and $37 million of commercial mortgage loans were on nonaccrual status at December 31, 2017 and 2016, respectively. Net recoveries were $4 million and $7 million in 2017 and 2016, respectively.

Residential Real Estate Lending
The following table summarizes the Corporation's residential mortgage and home equity loan portfolios by geographic market.

	2017				2016
(dollar amounts in millions) December 31	Residential Mortgage Loans	% of Total	Home Equity Loans	% of Total	Residential Mortgage Loans	% of Total	Home Equity Loans	% of Total
Geographic market:
Michigan	$387	19%	$705	39%	$386	20%	$748	42%
California	1,023	52	718	40	948	49	687	38
Texas	297	15	335	18	337	17	305	17
Other Markets	281	14	58	3	271	14	60	3
Total	$1,988	100%	$1,816	100%	$1,942	100%	$1,800	100%
Residential real estate loans, which consist of traditional residential mortgages and home equity loans and lines of credit, totaled $3.8 billion at December 31, 2017. Residential mortgages totaled $2.0 billion at December 31, 2017, and were primarily larger, variable-rate mortgages originated and retained for certain private banking relationship customers. Of the $2.0 billion of residential mortgage loans outstanding, $31 million were on nonaccrual status at December 31, 2017. The home equity portfolio totaled $1.8 billion at December 31, 2017, of which $1.7 billion was outstanding under primarily variable-rate, interest-only home equity lines of credit, $120 million were in amortizing status and $45 million were closed-end home equity loans. Of the $1.8 billion of home equity loans outstanding, $21 million were on nonaccrual status at December 31, 2017. A majority of the home equity portfolio was secured by junior liens at December 31, 2017. The residential real estate portfolio is principally located within the Corporation's primary geographic markets. Substantially all residential real estate loans past due 90 days or more are placed on nonaccrual status, and substantially all junior lien home equity loans that are current or less than 90 days past due are placed on nonaccrual status if full collection of the senior position is in doubt. At no later than 180 days past due, such loans are charged off to current appraised values less costs to sell.
Energy Lending
The Corporation has a portfolio of Energy and energy-related loans that are included primarily in "commercial loans" in the consolidated balance sheets. Customers in the Corporation's Energy business line (approximately 175 relationships) are engaged in three segments of the oil and gas business: exploration and production (E&P) (73 percent), midstream (16 percent) and energy services (11 percent). E&P generally includes such activities as searching for potential oil and gas fields, drilling exploratory wells and operating active wells. Commitments to E&P borrowers are generally subject to semi-annual borrowing base re-determinations based on a variety of factors including updated prices (reflecting market and competitive conditions), energy reserve levels and the impact of hedging. The midstream sector is generally involved in the transportation, storage and marketing of crude and/or refined oil and gas products. The Corporation's energy services customers provide products and services primarily to the E&P segment. About 90 percent of the loans in the Energy business line are Shared National Credits (SNC), which are facilities greater than $20 million shared by three or more federally supervised institutions, reflecting the Corporation's focus on larger middle market companies that have financing needs that generally exceed internal individual borrower targeted exposure levels. The Corporation seeks to develop full relationships with SNC borrowers. As of January 1, 2018, the threshold for SNC designation has been increased from greater than $20 million to greater than $100 million.
In addition to oil and gas loans in the Energy business line, the Corporation is monitoring a portfolio of loans in other lines of business to companies that have a sizable portion of their revenue related to oil and gas or could be otherwise disproportionately negatively impacted by prolonged lower oil and gas prices (energy-related), primarily in general Middle Market, Corporate Banking, Small Business, and Technology and Life Sciences. These companies include downstream businesses such as refineries and petrochemical companies, companies that sell products to E&P, midstream and energy services companies, companies involved in developing new technologies for the oil and gas industry, and other similar businesses.

The following table summarizes information about the Corporation's portfolio of Energy and energy-related loans.

(dollar amounts in millions)	2017				2016
December 31	Outstandings		Nonaccrual	Criticized	Outstandings		Nonaccrual	Criticized
Exploration and production (E&P)	$1,346	73%	$94	$376	$1,587	70%	$294	$910
Midstream	295	16	—	37	374	17	7	45
Services	195	11	14	95	289	13	27	200
Total Energy business line	1,836	100%	108	508	2,250	100%	328	1,155
Energy-related	298		12	55	397		45	171
Total energy and energy-related	$2,134		$120	$563	$2,647		$373	$1,326
As a percentage of total Energy and energy-related loans			6%	26%			14%	50%
Loans in the Energy business line were $1.8 billion, or approximately 4 percent of total loans, at December 31, 2017, compared to $2.3 billion, or approximately 5 percent of total loans, at December 31, 2016, a decrease of $414 million, or 18 percent. Total exposure, including unused commitments to extend credit and letters of credit, was $4.0 billion and $4.7 billion at December 31, 2017 and 2016, respectively. The decrease in total exposure in the Energy business line primarily reflected energy customers taking actions to adjust their cash flow and reduce their bank debt, including selling assets to pay down debt and raising capital in the equity markets, as well as improved operations. Energy-related outstandings were approximately $298 million at December 31, 2017 (approximately 60 relationships), a decrease of $99 million, or 25 percent, compared to December 31, 2016.
The Corporation's allowance methodology considers the various risk elements within the loan portfolio. The Corporation continued to incorporate a qualitative reserve component for Energy and energy-related loans at December 31, 2017. Energy and energy-related net credit-related charge-offs of $39 million decreased $82 million for the year ended December 31, 2017, compared to net charge-offs of $121 million for the year ended December 31, 2016.
International Exposure
International assets are subject to general risks inherent in the conduct of business in countries, including economic uncertainties and each foreign government's regulations. Risk management practices minimize the risk inherent in international lending arrangements. These practices include structuring bilateral agreements or participating in bank facilities, which secure repayment from sources external to the borrower's country. Accordingly, such international outstandings are excluded from the cross-border risk of that country.
There were no countries with cross-border outstandings exceeding 1.00 percent of total assets at December 31, 2016 and 2015 and 0.75 percent in 2017. Mexico, with cross-border outstandings of $650 million (0.89 percent of total assets) and $617 million (0.86 percent of total assets) at December 31, 2016 and 2015, respectively, was the only country with outstandings between 0.75 percent and 1.00 percent of total assets at December 31, 2016 and 2015. The Corporation's international strategy is to focus on international companies doing business in North America, with an emphasis on the Corporation's primary geographic markets.
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
The Asset and Liability Policy Committee (ALCO) of the Corporation establishes and monitors compliance with the policies and risk limits pertaining to market and liquidity risk management activities. ALCO meets regularly to discuss and review market and liquidity risk management strategies, and consists of executive and senior management from various areas of the Corporation, including treasury, finance, economics, lending, deposit gathering and risk management. The Corporate Treasury department mitigates market and liquidity risk under the direction of ALCO through the actions it takes to manage the Corporation's market, liquidity and capital positions.
Corporate Treasury supports ALCO in measuring, monitoring and managing interest rate risk and, in coordination with Enterprise Risk, managing all other market and liquidity risks. Key activities encompass: (i) providing information and analysis of the Corporation's balance sheet structure and measurement of interest rate and all other market and liquidity risks; (ii) monitoring and reporting of the Corporation's positions relative to established policy limits and guidelines; (iii) developing and presenting analyses and strategies to adjust risk positions; (iv) reviewing and presenting policies and authorizations for approval; (v) monitoring of industry trends and analytical tools to be used in the management of interest rate and all other market and liquidity risks; and (vi) developing and monitoring the interest rate risk economic capital estimate.

Interest Rate Risk
Net interest income is the primary source of revenue for the Corporation. Interest rate risk arises in the normal course of business due to differences in the repricing and cash flow characteristics of assets and liabilities, primarily through the Corporation's core business activities of extending loans and acquiring deposits. The Corporation's balance sheet is predominantly characterized by floating-rate loans funded by core deposits. More than 90 percent of the Corporation's loans were floating at December 31, 2017, of which approximately 80 percent were based on 30-day LIBOR and 20 percent were based on Prime. This creates sensitivity to interest rate movements due to the imbalance between the floating-rate loan portfolio, noninterest-bearing deposits and the more slowly repricing deposit products. In addition, the growth and/or contraction in the Corporation's loans and deposits may lead to changes in sensitivity to interest rate movements in the absence of mitigating actions. Examples of such actions are purchasing investment securities, primarily fixed-rate, which provide liquidity to the balance sheet and act to mitigate the inherent interest sensitivity, and hedging the sensitivity with interest rate swaps. The Corporation actively manages its exposure to interest rate risk, with the principal objective of optimizing net interest income and the economic value of equity while operating within acceptable limits established for interest rate risk and maintaining adequate levels of funding and liquidity.
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
Sensitivity of Net Interest Income to Changes in Interest Rates
The analysis of the impact of changes in interest rates on net interest income under various interest rate scenarios is management's principal risk management technique. Management models a base case net interest income under an unchanged interest rate environment. Existing derivative instruments entered into for risk management purposes are included in the analysis, but no additional hedging is currently forecasted. These derivative instruments currently comprise interest rate swaps that convert fixed-rate long-term debt to variable rates. This base case net interest income is then compared against interest rate scenarios in which rates rise or decline in a linear, non-parallel fashion from the base case over 12 months. In the scenarios presented, short-term interest rates increase 200 basis points, resulting in an average increase in short-term interest rates of 100 basis points over the period (+200 scenario). Due to the current level of interest rates, the analysis reflects a declining interest rate scenario drop in short-term interest rates to zero percent.
Each scenario includes assumptions such as loan growth, investment security prepayment levels, depositor behavior, yield curve changes, loan and deposit pricing, and overall balance sheet mix and growth. In this rate environment, depositors have maintained a higher level of liquidity and their historical behavior may be less indicative of future trends. As a result, the +200 scenario reflects a greater decrease in deposits than we have experienced historically as rates begin to rise. Changes in actual economic activity may result in a materially different interest rate environment as well as a balance sheet structure that is different from the changes management included in its simulation analysis.
The table below, as of December 31, 2017 and 2016, displays the estimated impact on net interest income during the next 12 months by relating the base case scenario results to those from the rising and declining rate scenarios described above.

	Estimated Annual Change
(in millions)	2017		2016
December 31	Amount	%	Amount	%
Change in Interest Rates:
Rising 200 basis points	$197	9%	$212	11%
Declining to zero percent	(283)	(13)	(138)	(7)
Sensitivity to rising rates decreased slightly from December 31, 2016 to December 31, 2017, reflecting changes to the Corporation's balance sheet and recent funding strategy. The risk to declining interest rates is impacted by an assumed floor on interest rates of zero percent. Because deposit costs remain close to the floor while asset yields have risen with market rates, sensitivity to falling rates has increased during the same period.
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

The economic value of equity analysis is based on an immediate parallel 200 basis point increase. The declining interest rate scenarios are based on decreases of 150 basis points and 75 basis points in interest rates at December 31, 2017and 2016, respectively.
The table below, as of December 31, 2017 and 2016, displays the estimated impact on the economic value of equity from the interest rate scenario described above.

	2017		2016
(in millions)	Amount	%	Amount	%
Change in Interest Rates:
Rising 200 basis points	$1,188	9%	$1,133	10%
Falling to zero percent	(2,635)	(20)	(891)	(7)
The sensitivity of the economic value of equity to a 200 basis point parallel increase in rates was mostly stable between December 31, 2016 and December 31, 2017. The change in sensitivity of the economic value of equity to a parallel decrease in rates to zero during the same period was primarily driven by the increase in short-term rates between the periods, allowing for an additional 75 basis point decrease from December 31, 2016 to the December 31, 2017 scenario.
LOAN MATURITIES AND INTEREST RATE SENSITIVITY

	Loans Maturing
(in millions) December 31, 2017	Within One Year (a)	After One But Within Five Years	After Five Years	Total
Commercial loans	$15,221	$14,739	$1,100	$31,060
Real estate construction loans	1,270	1,595	96	2,961
Commercial mortgage loans	1,563	5,065	2,531	9,159
International loans	452	524	7	983
Total	$18,506	$21,923	$3,734	$44,163
Sensitivity of loans to changes in interest rates:
Predetermined (fixed) interest rates	$699	$2,550	$633	$3,882
Floating interest rates	17,807	19,373	3,101	40,281
Total	$18,506	$21,923	$3,734	$44,163

(a)	Includes demand loans, loans having no stated repayment schedule or maturity and overdrafts.
The Corporation uses investment securities and derivative instruments as asset and liability management tools with the overall objective of managing the volatility of net interest income from changes in interest rates. These tools assist management in achieving the desired interest rate risk management objectives. Activity related to derivative instruments currently involves interest rate swaps effectively converting fixed-rate medium- and long-term debt to a floating rate.
Risk Management Derivative Instruments

(in millions) Risk Management Notional Activity	Interest Rate Contracts	Foreign Exchange Contracts	Totals
Balance at January 1, 2016	$2,525	$593	$3,118
Additions	—	13,946	13,946
Maturities/amortizations	(250)	(13,822)	(14,072)
Balance at December 31, 2016	$2,275	$717	$2,992
Additions	—	12,004	12,004
Maturities/amortizations	(500)	(12,071)	(12,571)
Balance at December 31, 2017	$1,775	$650	$2,425
The notional amount of risk management interest rate swaps totaled $1.8 billion at December 31, 2017, and $2.3 billion at December 31, 2016, all under fair value hedging strategies, converting fixed-rate medium- and long-term debt to a floating rate. The fair value of risk management interest rate swaps was a net unrealized loss of $2 million at December 31, 2017, compared to a net unrealized gain of $88 million at December 31, 2016. This decrease was primarily due to a January 1, 2017 clearinghouse rule change whereby variation margin payments are treated as settlements of derivative exposure rather than as collateral, resulting in centrally cleared derivatives having a fair value of approximately zero. Risk management interest rate swaps generated $32 million and $60 million of net interest income for the years ended December 31, 2017 and 2016, respectively.
In addition to interest rate swaps, the Corporation employs various other types of derivative instruments as offsetting positions to mitigate exposures to foreign currency risks associated with specific assets and liabilities (e.g., customer loans or deposits denominated in foreign currencies). Such instruments may include foreign exchange spot and forward contracts as well as foreign exchange swap agreements.

Further information regarding risk management derivative instruments is provided in Note 8 to the consolidated financial statements.
Customer-Initiated and Other Derivative Instruments

(in millions) Customer-Initiated and Other Notional Activity	Interest Rate Contracts	Energy Derivative Contracts	Foreign Exchange Contracts	Totals
Balance at January 1, 2016	$12,228	$3,127	$2,291	$17,646
Additions	3,505	1,347	54,478	59,330
Maturities/amortizations	(1,469)	(1,908)	(55,250)	(58,627)
Terminations	(941)	(339)	(10)	(1,290)
Balance at December 31, 2016	$13,323	$2,227	$1,509	$17,059
Additions	4,377	1,539	47,456	53,372
Maturities/amortizations	(2,096)	(1,681)	(46,987)	(50,764)
Terminations	(1,215)	(238)	(94)	(1,547)
Balance at December 31, 2017	$14,389	$1,847	$1,884	$18,120
The Corporation sells and purchases interest rate caps and floors and enters into foreign exchange contracts, interest rate swaps and energy derivative contracts to accommodate the needs of customers requesting such services. Changes in the fair value of customer-initiated and other derivatives are recognized in earnings as they occur. To limit the market risk of these activities, the Corporation generally takes offsetting positions with dealers. The notional amounts of offsetting positions are included in the table above. Customer-initiated and other notional activity represented 88 percent and 85 percent of total interest rate, energy and foreign exchange contracts at December 31, 2017 and 2016, respectively.
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
Contractual Obligations

	Minimum Payments Due by Period
(in millions) December 31, 2017	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Deposits without a stated maturity (a)	$55,723	$55,723	$—	$—	$—
Certificates of deposit and other deposits with a stated maturity (a)	2,180	1,855	266	44	15
Short-term borrowings (a)	10	10	—	—	—
Medium- and long-term debt (a)	4,575	—	1,025	—	3,550
Operating leases	391	68	113	75	135
Commitments to fund low income housing partnerships	159	92	57	4	6
Other long-term obligations (b)	350	87	76	37	150
Total contractual obligations	$63,388	$57,835	$1,537	$160	$3,856

Medium- and long-term debt (parent company only) (a) (c)	$600	$—	$350	$—	$250

(a)	Deposits and borrowings exclude accrued interest.

(b)	Includes unrecognized tax benefits.

(c)	Parent company only amounts are included in the medium- and long-term debt minimum payments above.
In addition to contractual obligations, other commercial commitments of the Corporation impact liquidity. These include unused commitments to extend credit, standby letters of credit and financial guarantees, and commercial letters of credit. The following table summarizes the Corporation's commercial commitments and expected expiration dates by period.

Commercial Commitments

	Expected Expiration Dates by Period
(in millions) December 31, 2017	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Unused commitments to extend credit	$25,469	$7,022	$9,711	$5,978	$2,758
Standby letters of credit and financial guarantees	3,228	2,741	293	187	7
Commercial letters of credit	39	39	—	—	—
Total commercial commitments	$28,736	$9,802	$10,004	$6,165	$2,765
Since many of these commitments expire without being drawn upon, and each customer must continue to meet the conditions established in the contract, the total amount of these commercial commitments does not necessarily represent the future cash requirements of the Corporation. Refer to the “Other Market Risks” section below and Note 8 to the consolidated financial statements for a further discussion of these commercial commitments.
Wholesale Funding
The Corporation may access the purchased funds market when necessary, which includes a variety of funding sources. Capacity for incremental purchased funds at December 31, 2017 included FHLB advances, the ability to purchase federal funds, sell securities under agreements to repurchase, as well as issue deposits through brokers. Purchased funds totaled $25 million at December 31, 2017, compared to $44 million at December 31, 2016. At December 31, 2017, the Bank had pledged loans totaling $21.3 billion which provided for up to $17.2 billion of available collateralized borrowing with the FRB.
The Bank is a member of the FHLB of Dallas, Texas, which provides short- and long-term funding to its members through advances collateralized by real estate-related assets. Actual borrowing capacity is contingent on the amount of collateral available to be pledged to the FHLB. At December 31, 2017, $15.6 billion of real estate-related loans were pledged to the FHLB as blanket collateral for current and potential future borrowings. The Corporation had $2.8 billion of outstanding borrowings maturing in 2026 and capacity for potential future borrowings of approximately $5.2 billion.
Additionally, the Bank had the ability to issue up to $14.0 billion of debt at December 31, 2017 under an existing $15.0 billion note program which allows the issuance of debt with maturities between three months and 30 years. The Corporation also maintains a shelf registration statement with the Securities and Exchange Commission from which it may issue debt and/or equity securities.
The ability of the Corporation and the Bank to raise funds at competitive rates is impacted by rating agencies' views of the credit quality, liquidity, capital and earnings of the Corporation and the Bank. As of December 31, 2017, the three major rating agencies had assigned the following ratings to long-term senior unsecured obligations of the Corporation and the Bank. A security rating is not a recommendation to buy, sell, or hold securities and may be subject to revision or withdrawal at any time by the assigning rating agency. Each rating should be evaluated independently of any other rating.

	Comerica Incorporated		Comerica Bank
December 31, 2017	Rating	Outlook	Rating	Outlook
Standard and Poor’s	BBB+	Stable	A-	Stable
Moody’s Investors Service	A3	Stable	A3	Stable
Fitch Ratings	A	Stable	A	Stable
The Corporation satisfies liquidity requirements with either liquid assets or various funding sources. Liquid assets totaled $17.4 billion at December 31, 2017, compared to $18.2 billion at December 31, 2016. Liquid assets include cash and due from banks, federal funds sold, interest-bearing deposits with banks, other short-term investments and unencumbered investment securities.
Under the Basel III liquidity framework, the Corporation is subject to a modified LCR standard, which requires a financial institution to hold a minimum level of high-quality liquid assets to fully cover modified net cash outflows under a 30-day systematic liquidity stress scenario. The Corporation is in compliance with the fully phased-in LCR requirement, plus a buffer.
In 2016, U.S. banking regulators issued a notice of proposed rulemaking (the proposed rule) implementing a second quantitative liquidity requirement in the U.S. generally consistent with the Net Stable Funding Ratio (NSFR) minimum liquidity measure established under the Basel III liquidity framework. Under the proposed rule, the Corporation will be subject to a modified NSFR standard, which requires a financial institution to hold a minimum level of available longer-term, stable sources of funding to fully cover a modified amount of required longer-term stable funding, over a one-year period. However, a final NSFR rule has not been published by the U.S. regulatory agencies so the effective date of compliance remains unknown. The Corporation does not currently expect the proposed rule to have a material impact on its liquidity needs.

The Corporation performs monthly liquidity stress testing to evaluate its ability to meet funding needs in hypothetical stressed environments. Such environments cover a series of broad events, distinguished in terms of duration and severity. The evaluation as of December 31, 2017 projected that sufficient sources of liquidity were available under each series of events.
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
OPERATIONAL RISK
Operational risk represents the risk of loss resulting from inadequate or failed internal processes, people and systems, including cybersecurity, or from external events. The definition does not include strategic or reputational risks. Although operational losses are experienced by all companies and are routinely incurred in business operations, the Corporation recognizes the need to identify and control operational losses and seeks to limit losses to a level deemed appropriate by management, as outlined in the Corporation’s risk appetite statement. The appropriate risk level is determined through consideration of the nature of the Corporation's business and the environment in which it operates, in combination with the impact from, and the possible impact on, other risks faced by the Corporation. Operational risk is mitigated through a system of internal controls that are designed to keep operating risks at appropriate levels. The Operational Risk Management Committee monitors risk management techniques and systems. The Corporation has developed a framework that includes a centralized operational risk management function and business/support unit risk liaisons responsible for managing operational risk specific to the respective business lines.
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

CRITICAL ACCOUNTING POLICIES
The Corporation’s consolidated financial statements are prepared based on the application of accounting policies, the most significant of which are described in Note 1. These policies require numerous estimates and strategic or economic assumptions, which may prove inaccurate or subject to variations. Changes in underlying factors, assumptions or estimates could have a material impact on the Corporation’s future financial condition and results of operations. At December 31, 2017, the most critical of these significant accounting policies were the policies related to the allowance for credit losses, fair value measurement, goodwill, pension plan accounting and income taxes. These policies were reviewed with the Audit Committee of the Corporation’s Board of Directors and are discussed more fully below.
ALLOWANCE FOR CREDIT LOSSES

The allowance for credit losses, which includes both the allowance for loan losses and the allowance for credit losses on lending-related commitments, is calculated with the objective of maintaining a reserve sufficient to absorb estimated probable losses. Management's determination of the appropriateness of the allowance is based on periodic evaluations of the loan portfolio, lending-related commitments and other relevant factors. This evaluation is inherently subjective as it requires numerous estimates, including the loss content for internal risk ratings, collateral values, the amounts and timing of expected future cash flows, and for lending-related commitments, estimates of the probability of draw on unused commitments. In addition, management exercises judgment to adjust or supplement modeled estimates for factors not otherwise fully accounted for, such as the risks and uncertainties observed in current market conditions, portfolio developments and other imprecision factors.
In determining the allowance for credit losses, the Corporation individually evaluates certain impaired loans, applies standard reserve factors to pools of homogeneous loans and lending-related commitments and incorporates qualitative adjustments. Standard loss factors, applied to the majority of the Corporation's loan portfolio and lending-related commitments, are based on estimates of probabilities of default for individual risk ratings over the loss emergence period and loss given default. Loss emergence periods are used to determine the most appropriate default horizon associated with the calculation of probabilities of default. Changes to one or more of the estimates used to develop standard loss factors, or the use of different estimates, would result in a different estimated allowance for credit losses. To illustrate, if recent loss experience dictated that the estimated standard loss factors would be changed by five percent of the estimate across all loan risk ratings, the allowance for loan losses as of December 31, 2017 would change by approximately $32 million.
Because standard loss factors are applied to pools of loans based on the Corporation's internal risk rating system, loss estimates are highly dependent on the accuracy of the risk rating assigned to each loan. The inherent imprecision in the risk rating system resulting from inaccuracy in assigning and/or entering risk ratings in the loan accounting system is monitored by the Corporation's asset quality review function and incorporated in a qualitative adjustment. The Corporation may also include qualitative adjustments intended to capture the impact of certain other uncertainties that exist but are not yet reflected in the standard reserve factors. These qualitative adjustments are based on management’s analysis of factors such as portfolios where recent historical losses exceed expected losses or known recent events are expected to alter risk ratings once evidence is acquired, observable macroeconomic metrics, including consideration of regional metrics within the Corporation's footprint, and a qualitative assessment of the lending environment, including underwriting standards, current economic and political conditions, and other factors affecting credit quality. Qualitative reserves at December 31, 2017 primarily included components for portfolios where recent loss trends were in excess of estimated losses based on overall portfolio standard loss factors, model imprecision and changes in market conditions compared to the conditions that existed at the date of the most recent annual update to standard reserve factors.
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
At December 31, 2017, assets and liabilities measured using observable inputs that are classified as Level 1 or Level 2 represented 98.4 percent and 100.0 percent of total assets and liabilities recorded at fair value, respectively, and Level 3 assets totaled $181 million, or 1.6 percent of total assets recorded at fair value. Valuations generated from model-based techniques that use at least one significant assumption not observable in the market are considered Level 3. Unobservable assumptions reflect estimates of assumptions market participants would use in pricing the asset or liability. Fair value measurements for assets and liabilities where limited or no observable market data exists often involves significant judgments about assumptions, such as determining an appropriate discount rate that factors in both liquidity and risk premiums, and in many cases may not reflect amounts exchanged in a current sale of the financial instrument. In addition, changes in market conditions may reduce the availability of quoted prices or observable data. For example, reduced liquidity in the capital markets or changes in secondary market activities could result in observable market inputs becoming unavailable. Therefore, when market data is not available, the Corporation would use valuation techniques requiring more management judgment to estimate the appropriate fair value.
GOODWILL
Goodwill is initially recorded as the excess of the purchase price over the fair value of net assets acquired in a business combination and is subsequently evaluated at least annually for impairment. Unless management determines it necessary, goodwill impairment testing is performed at the reporting unit level, equivalent to a business segment or one level below. The Corporation has three reporting units: the Business Bank, the Retail Bank and Wealth Management. At December 31, 2017 and 2016, goodwill totaled $635 million, including $380 million allocated to the Business Bank, $194 million allocated to the Retail Bank and $61 million allocated to Wealth Management.
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
The annual test of goodwill impairment was performed as of the beginning of the third quarter 2017. The Corporation's assumptions included modest increases to the Federal funds target rate until eventually reaching a normal interest rate environment, as well as credit costs and the impact of the Corporation's GEAR Up initiative. At the conclusion of the first step of the annual goodwill impairment tests performed in the third quarter 2017, the estimated fair values of all reporting units substantially exceeded their carrying amounts, including goodwill. The results of the annual test of the goodwill impairment test for each reporting unit were subjected to stress testing as appropriate.
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

PENSION PLAN ACCOUNTING
The Corporation has a qualified and non-qualified defined benefit pension plan. Prior to January 1, 2017, the plans were in effect for substantially all salaried employees hired before January 1, 2007. In October 2016, the Corporation modified its defined benefit plans to convert most participants, including employees participating in the Corporation's defined contribution plan, to a cash balance formula effective January 1, 2017. Participants who were age 60 or older as of December 31, 2016 continue to be eligible for the final average pay benefit. In addition, the Corporation added a lump-sum payment option, effective January 1, 2017. These changes were part of the GEAR Up initiative. For more information about the defined benefit pension plan modifications, see Note 17 to the consolidated financial statements. Benefits under the cash balance formula are based on years of service, age, compensation and an interest credit based on the 30-year Treasury rate. The Corporation makes assumptions concerning future events that will determine the amount and timing of required benefit payments, funding requirements and defined benefit pension expense. The major assumptions are the discount rate used in determining the current benefit obligation, the long-term rate of return expected on plan assets, mix of assets within the portfolio, the form of payment election and the projected mortality rate. The discount rate is determined by matching the expected cash flows of the pension plans to a portfolio of high quality corporate bonds as of the measurement date, December 31. The long-term rate of return expected on plan assets is set after considering both long-term returns in the general market and long-term returns experienced by the assets in the plan. The current target asset allocation model for the plans is provided in Note 17 to the consolidated financial statements. The expected returns on these various asset categories are blended to derive one long-term return assumption. The assets are invested in certain collective investment funds, common stocks, U.S. Treasury and other U.S. government agency securities, and corporate and municipal bonds and notes. The form of payment election assumption is based on market experience. Mortality rate assumptions are based on mortality tables published by third-parties such as the Society of Actuaries (SOA), considering other available information including historical data as well as studies and publications from reputable sources. The Corporation reviews its pension plan assumptions on an annual basis with its actuarial consultants to determine if the assumptions are reasonable and adjusts the assumptions to reflect changes in future expectations.
The assumptions used to calculate 2018 defined benefit plan pension expense (benefit) were as follows:

Discount rate	3.74%
Long-term rate of return on plan assets	6.50%
Lump sum payment election rate:
Participants before January 1, 2017	50%
All other participants	80%
Mortality table:
Base table (a)	RP-2017
Mortality improvement scale (a)	MP-2017

(a)	Issued by the Society of Actuaries in October 2017.
In 2018, the defined benefit plan expense is expected to remain consistent compared to 2017 with a benefit of approximately $19 million. This includes service cost expense of $31 million and a benefit from other components of $50 million.
Changing the 2018 discount rate and long-term rate of return by 25 basis points would impact defined benefit expense in 2018 by $7.3 million and $6.3 million, respectively.
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
Included in net deferred taxes are deferred tax assets. Deferred tax assets are evaluated for realization based on available evidence of projected future reversals of existing taxable temporary differences, assumptions made regarding future events and, when applicable, state loss carryback capacity. A valuation allowance is provided when it is more-likely-than-not that some portion of the deferred tax asset will not be realized. In December 2017, the Tax Cuts and Jobs Act (the "Act") was signed into law, resulting in the reduction of the federal tax rate from 35 percent to 21 percent. Fourth quarter and full-year 2017 results were impacted by a $107 million charge to adjust deferred taxes as a result of the decline in the federal tax rate. The year-end evaluation of the deferred tax assets included the impact of these changes in tax law. Management continues to analyze certain aspects of the Act and refine calculations, which could potentially affect the measurement of these balances or potentially give rise to new deferred tax amounts.
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

SUPPLEMENTAL FINANCIAL DATA
The following table provides a reconciliation of non-GAAP financial measures used in this financial review with financial measures defined by GAAP.

(dollar amounts in millions)
December 31	2017	2016	2015	2014	2013
Tangible Common Equity Ratio:
Common shareholders' equity	$7,963	$7,796	$7,560	$7,402	$7,150
Less:
Goodwill	635	635	635	635	635
Other intangible assets	8	10	14	15	17
Tangible common equity	$7,320	$7,151	$6,911	$6,752	$6,498
Total assets	$71,567	$72,978	$71,877	$69,186	$65,224
Less:
Goodwill	635	635	635	635	635
Other intangible assets	8	10	14	15	17
Tangible assets	$70,924	$72,333	$71,228	$68,536	$64,572
Common equity ratio	11.13%	10.68%	10.52%	10.70%	10.97%
Tangible common equity ratio	10.32	9.89	9.70	9.85	10.07
Tangible Common Equity per Share of Common Stock:
Common shareholders' equity	$7,963	$7,796	$7,560	$7,402	$7,150
Tangible common equity	7,320	7,151	6,911	6,752	6,498
Shares of common stock outstanding (in millions)	173	175	176	179	182
Common shareholders' equity per share of common stock	$46.07	$44.47	$43.03	$41.35	$39.22
Tangible common equity per share of common stock	42.34	40.79	39.33	37.72	35.64
The tangible common equity ratio removes the effect of intangible assets from capital and total assets. Tangible common equity per share of common stock removes the effect of intangible assets from common shareholders equity per share of common stock. The Corporation believes these measurements are meaningful measures of capital adequacy used by investors, regulators, management and others to evaluate the adequacy of common equity and to compare against other companies in the industry.

FORWARD-LOOKING STATEMENTS
This report includes forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. In addition, the Corporation may make other written and oral communications from time to time that contain such statements. All statements regarding the Corporation's expected financial position, strategies and growth prospects, including the GEAR Up initiative, and general economic conditions expected to exist in the future are forward-looking statements. The words, “anticipates,” “believes,” "contemplates," “feels,” “expects,” “estimates,” “seeks,” “strives,” “plans,” “intends,” “outlook,” “forecast,” “position,” “target,” “mission,” “assume,” “achievable,” “potential,” “strategy,” “goal,” “aspiration,” “opportunity,” “initiative,” “outcome,” “continue,” “remain,” “maintain,” "on track," “trend,” “objective,” “looks forward,” "projects," "models" and variations of such words and similar expressions, or future or conditional verbs such as “will,” “would,” “should,” “could,” “might,” “can,” “may” or similar expressions, as they relate to the Corporation or its management, are intended to identify forward-looking statements. The Corporation cautions that forward-looking statements are subject to numerous assumptions, risks and uncertainties, which change over time. Forward-looking statements speak only as of the date the statement is made, and the Corporation does not undertake to update forward-looking statements to reflect facts, circumstances, assumptions or events that occur after the date the forward-looking statements are made. Actual results could differ materially from those anticipated in forward-looking statements and future results could differ materially from historical performance.
In addition to factors mentioned elsewhere in this report or previously disclosed in the Corporation's SEC reports (accessible on the SEC's website at www.sec.gov or on the Corporation's website at www.comerica.com), actual results could differ materially from forward-looking statements and future results could differ materially from historical performance due to a variety of reasons, including but not limited to, the following factors:

•	general political, economic or industry conditions, either domestically or internationally, may be less favorable than expected;

•	governmental monetary and fiscal policies may adversely affect the financial services industry, and therefore impact the Corporation's financial condition and results of operations;

•	proposed revenue enhancements and efficiency improvements under the GEAR Up initiative may not be achieved;

•	adverse effects from operational difficulties, failure of technology infrastructure or information security incidents;

•	the Corporation relies on other companies to provide certain key components of its delivery systems, and certain failures could materially adversely affect operations;

•	the Corporation must maintain adequate sources of funding and liquidity to meet regulatory expectations, support its operations and fund outstanding liabilities;

•	compliance with more stringent capital and liquidity requirements may adversely affect the Corporation;

•	declines in the businesses or industries of the Corporation's customers could cause increased credit losses or decreased loan balances, which could adversely affect the Corporation;

•	unfavorable developments concerning credit quality could adversely affect the Corporation's financial results:

•	changes in regulation or oversight may have a material adverse impact on the Corporation's operations;

•	changes in the financial markets, including fluctuations in interest rates and their impact on deposit pricing, could adversely affect the Corporation's net interest income and balance sheet;

•	adverse effects due to regulatory developments impacting LIBOR and other interest rate benchmarks;

•	reduction in the Corporation's credit ratings could adversely affect the Corporation and/or the holders of its securities;

•	damage to the Corporation’s reputation could damage its businesses;

•	the Corporation's inability to utilize technology to develop, market and deliver new products and services to its customers;

•	competitive product and pricing pressures among financial institutions within the Corporation's markets may change;

•	the soundness of other financial institutions could adversely affect the Corporation;

•
the introduction, implementation, withdrawal, success and timing of business initiatives and strategies may be less successful or may be different than anticipated, which could adversely affect the Corporation's business;

•	changes in customer behavior may adversely impact the Corporation's business, financial condition and results of operations;

•	management's ability to maintain and expand customer relationships may differ from expectations;

•	methods of reducing risk exposures might not be effective;

•
catastrophic events, including, but not limited to, hurricanes, tornadoes, earthquakes, fires, droughts and floods, may adversely affect the general economy, financial and capital markets, specific industries, and the Corporation;

•	the unknown impacts of recent tax reform, and potential legislative, administrative or judicial changes or interpretations to these and other tax regulations;

•	any future strategic acquisitions or divestitures may present certain risks to the Corporation's business and operations;

•	management's ability to retain key officers and employees may change;

•
legal and regulatory proceedings and related financial services industry matters, including those directly involving the Corporation and its subsidiaries, could adversely affect the Corporation or the financial services industry in general;

•	adverse effects from terrorist activities or other hostilities;

•	changes in accounting standards could materially impact the Corporation's financial statements;

•
the Corporation's accounting policies and processes are critical to the reporting of financial condition and results of operations and require management to make estimates about matters that are uncertain; and

•	the Corporation's stock price can be volatile.

CONSOLIDATED BALANCE SHEETS
Comerica Incorporated and Subsidiaries

(in millions, except share data)
December 31	2017	2016

ASSETS
Cash and due from banks	$1,438	$1,249

Interest-bearing deposits with banks	4,407	5,969
Other short-term investments	96	92

Investment securities available-for-sale	10,938	10,787
Investment securities held-to-maturity	1,266	1,582

Commercial loans	31,060	30,994
Real estate construction loans	2,961	2,869
Commercial mortgage loans	9,159	8,931
Lease financing	468	572
International loans	983	1,258
Residential mortgage loans	1,988	1,942
Consumer loans	2,554	2,522
Total loans	49,173	49,088
Less allowance for loan losses	(712)	(730)
Net loans	48,461	48,358
Premises and equipment	466	501
Accrued income and other assets	4,495	4,440
Total assets	$71,567	$72,978

LIABILITIES AND SHAREHOLDERS’ EQUITY
Noninterest-bearing deposits	$32,071	$31,540

Money market and interest-bearing checking deposits	21,500	22,556
Savings deposits	2,152	2,064
Customer certificates of deposit	2,165	2,806
Foreign office time deposits	15	19
Total interest-bearing deposits	25,832	27,445
Total deposits	57,903	58,985
Short-term borrowings	10	25
Accrued expenses and other liabilities	1,069	1,012
Medium- and long-term debt	4,622	5,160
Total liabilities	63,604	65,182

Common stock - $5 par value:
Authorized - 325,000,000 shares
Issued - 228,164,824 shares	1,141	1,141
Capital surplus	2,122	2,135
Accumulated other comprehensive loss	(451)	(383)
Retained earnings	7,887	7,331
Less cost of common stock in treasury - 55,306,483 shares at 12/31/17 and 52,851,156 shares at 12/31/16	(2,736)	(2,428)
Total shareholders’ equity	7,963	7,796
Total liabilities and shareholders’ equity	$71,567	$72,978
See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME
Comerica Incorporated and Subsidiaries

(in millions)
Years Ended December 31	2017	2016	2015
INTEREST INCOME
Interest and fees on loans	$1,872	$1,635	$1,551
Interest on investment securities	250	247	216
Interest on short-term investments	60	27	17
Total interest income	2,182	1,909	1,784
INTEREST EXPENSE
Interest on deposits	42	40	43
Interest on short-term borrowings	3	—	—
Interest on medium- and long-term debt	76	72	52
Total interest expense	121	112	95
Net interest income	2,061	1,797	1,689
Provision for credit losses	74	248	147
Net interest income after provision for credit losses	1,987	1,549	1,542
NONINTEREST INCOME
Card fees	333	303	276
Service charges on deposit accounts	227	219	223
Fiduciary income	198	190	187
Commercial lending fees	85	89	99
Letter of credit fees	45	50	53
Bank-owned life insurance	43	42	40
Foreign exchange income	45	42	40
Brokerage fees	23	19	17
Net securities losses	(3)	(5)	(2)
Other noninterest income	111	102	102
Total noninterest income	1,107	1,051	1,035
NONINTEREST EXPENSES
Salaries and benefits expense	912	961	1,009
Outside processing fee expense	366	336	318
Net occupancy expense	154	157	159
Equipment expense	45	53	53
Restructuring charges	45	93	—
Software expense	126	119	99
FDIC insurance expense	51	54	37
Advertising expense	28	21	24
Litigation-related expense	(2)	1	(32)
Other noninterest expenses	135	135	160
Total noninterest expenses	1,860	1,930	1,827
Income before income taxes	1,234	670	750
Provision for income taxes	491	193	229
NET INCOME	743	477	521
Less income allocated to participating securities	5	4	6
Net income attributable to common shares	$738	$473	$515
Earnings per common share:
Basic	$4.23	$2.74	$2.93
Diluted	4.14	2.68	2.84

Cash dividends declared on common stock	193	154	148
Cash dividends declared per common share	1.09	0.89	0.83
See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Comerica Incorporated and Subsidiaries

(in millions)
Years Ended December 31	2017	2016	2015

NET INCOME	$743	$477	$521

OTHER COMPREHENSIVE INCOME (LOSS)

Unrealized losses on investment securities:
Net unrealized holding losses arising during the period	(81)	(70)	(55)
Less:
Reclassification adjustment for net securities losses included in net income	—	—	(2)
Net losses realized as a yield adjustment in interest on investment securities	(3)	(3)	(8)
Change in net unrealized losses before income taxes	(78)	(67)	(45)

Defined benefit pension and other postretirement plans adjustment:
Actuarial gain (loss) arising during the period	72	(134)	(57)
Prior service credit arising during the period	—	234	3
Adjustments for amounts recognized as components of net periodic benefit cost:
Amortization of actuarial net loss	51	46	70
Amortization of prior service (credit) cost	(27)	(7)	1
Change in defined benefit pension and other postretirement plans adjustment before income taxes	96	139	17

Total other comprehensive income (loss) before income taxes	18	72	(28)
(Benefit) provision for income taxes	(1)	26	(11)
Total other comprehensive income (loss), net of tax	19	46	(17)

COMPREHENSIVE INCOME	$762	$523	$504
See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
Comerica Incorporated and Subsidiaries

	Common Stock			Accumulated Other Comprehensive Loss			Total Shareholders’ Equity
(in millions, except per share data)	Shares Outstanding	Amount	Capital Surplus		Retained Earnings	Treasury Stock
BALANCE AT DECEMBER 31, 2014	179.0	$1,141	$2,188	$(412)	$6,744	$(2,259)	$7,402
Net income	—	—	—	—	521	—	521
Other comprehensive loss, net of tax	—	—	—	(17)	—	—	(17)
Cash dividends declared on common stock ($0.83 per share)	—	—	—	—	(148)	—	(148)
Purchase of common stock	(5.3)	—	—	—	—	(240)	(240)
Purchase and retirement of warrants	—	—	(10)	—	—	—	(10)
Net issuance of common stock under employee stock plans	1.0	—	(22)	—	(11)	47	14
Net issuance of common stock for warrants	1.0	—	(21)	—	(22)	43	—
Share-based compensation	—	—	38	—	—	—	38
BALANCE AT DECEMBER 31, 2015	175.7	1,141	2,173	(429)	7,084	(2,409)	7,560
Net income	—	—	—	—	477	—	477
Other comprehensive income, net of tax	—	—	—	46	—	—	46
Cash dividends declared on common stock ($0.89 per share)	—	—	—	—	(154)	—	(154)
Purchase of common stock	(6.8)	—	—	—	—	(310)	(310)
Net issuance of common stock under employee stock plans	4.1	—	(15)	—	(27)	185	143
Net issuance of common stock for warrants	2.3	—	(57)	—	(49)	106	—
Share-based compensation	—	—	34	—	—	—	34
BALANCE AT DECEMBER 31, 2016	175.3	1,141	2,135	(383)	7,331	(2,428)	7,796
Cumulative effect of change in accounting principle	—	—	3	—	(2)	—	1
Net income	—	—	—	—	743	—	743
Other comprehensive income, net of tax	—	—	—	19	—	—	19
Cash dividends declared on common stock ($1.09 per share)	—	—	—	—	(193)	—	(193)
Purchase of common stock	(7.5)	—	—	—	—	(544)	(544)
Net issuance of common stock under employee stock plans	3.3	—	(24)	—	(26)	152	102
Net issuance of common stock for warrants	1.8	—	(30)	—	(53)	83	—
Share-based compensation	—	—	39	—	—	—	39
Reclassification of certain deferred tax effects	—	—	—	(87)	87	—	—
Other	—	—	(1)	—	—	1	—
BALANCE AT DECEMBER 31, 2017	172.9	$1,141	$2,122	$(451)	$7,887	$(2,736)	$7,963
See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
Comerica Incorporated and Subsidiaries

(in millions)
Years Ended December 31	2017	2016	2015
OPERATING ACTIVITIES
Net income	$743	$477	$521
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	74	248	147
Provision (benefit) for deferred income taxes	79	(51)	(71)
Depreciation and amortization	121	121	118
Net periodic defined benefit (credit) cost	(18)	6	48
Share-based compensation expense	39	34	38
Net amortization of securities	6	8	13
Accretion of loan purchase discount	(3)	(4)	(7)
Net securities losses	—	—	2
Net gains on sales of foreclosed property	(3)	(4)	(2)
Net change in:
Accrued income receivable	(33)	(20)	(12)
Accrued expenses payable	41	37	(35)
Other, net	57	(350)	105
Net cash provided by operating activities	1,103	502	865
INVESTING ACTIVITIES
Investment securities available-for-sale:
Maturities and redemptions	1,615	1,699	1,757
Sales	1,259	—	—
Purchases	(3,112)	(2,045)	(4,228)
Investment securities held-to-maturity:
Maturities and redemptions	319	402	324
Purchases	—	—	(362)
Net change in loans	(175)	(136)	(644)
Federal Home Loan Bank stock:
Purchases	(42)	(115)	—
Redemptions	42	—	—
Proceeds from sales of foreclosed property	22	20	12
Net increase in premises and equipment	(69)	(95)	(119)
Other, net	3	—	5
Net cash used in investing activities	(138)	(270)	(3,255)
FINANCING ACTIVITIES
Net change in:
Deposits	(1,180)	(998)	2,529
Short-term borrowings	(15)	2	(93)
Medium- and long-term debt:
Maturities and redemptions	(500)	(650)	(606)
Issuances	—	2,800	1,016
Terminations	(16)	—	—
Common stock:
Repurchases	(552)	(315)	(240)
Cash dividends paid	(180)	(152)	(147)
Issuances under employee stock plans	110	152	22
Purchase and retirement of warrants	—	—	(10)
Other, net	(5)	—	(5)
Net cash (used in) provided by financing activities	(2,338)	839	2,466
Net (decrease) increase in cash and cash equivalents	(1,373)	1,071	76
Cash and cash equivalents at beginning of period	7,218	6,147	6,071
Cash and cash equivalents at end of period	$5,845	$7,218	$6,147
Interest paid	$122	$111	$94
Income taxes paid	336	151	88
Noncash investing and financing activities:
Loans transferred to other real estate	8	21	12
Loans transferred from portfolio to held-for-sale	—	—	28
Loans transferred from held-for-sale to portfolio	—	17	—
Lease residual transferred to other assets	—	—	16
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
The accounting and reporting policies of the Corporation conform to United States (U.S.) generally accepted accounting principles (GAAP). The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect reported amounts and disclosures. Actual results could differ from these estimates. Certain amounts in the financial statements for prior years have been reclassified to conform to the current financial statement presentation.
The following summarizes the significant accounting policies of the Corporation applied in the preparation of the accompanying consolidated financial statements.
Principles of Consolidation
The consolidated financial statements include the accounts of the Corporation and the accounts of those subsidiaries that are majority owned and in which the Corporation has a controlling financial interest. The Corporation consolidates entities not determined to be variable interest entities (VIEs) when it holds a controlling financial interest and uses the cost or equity method when it holds less than a controlling financial interest. In consolidation, all significant intercompany accounts and transactions are eliminated. The results of operations of companies acquired are included from the date of acquisition.
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
Trading securities, investment securities available-for-sale, derivatives and deferred compensation plans are recorded at fair value on a recurring basis. Additionally, from time to time, the Corporation may be required to record other assets and liabilities at fair value on a nonrecurring basis, such as impaired loans, other real estate (primarily foreclosed property), nonmarketable equity securities and certain other assets and liabilities. These nonrecurring fair value adjustments typically involve write-downs of individual assets or application of lower of cost or fair value accounting.
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

Level 2
Valuation is based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are less active, and model-based valuation techniques for which all significant assumptions are observable in the market.

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
Securities classified as Level 3 represent securities in less liquid markets requiring significant management assumptions when determining fair value. Auction-rate securities comprise Level 3 investment securities available-for-sale. The Corporate Treasury department, with appropriate oversight and approval provided by senior management, is responsible for the valuation of auction-rate securities. Valuation results, including an analysis of changes to the valuation methodology, are provided to senior management for review on a quarterly basis.
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
Derivative assets and derivative liabilities
Derivative instruments held or issued for risk management or customer-initiated activities are traded in over-the-counter markets where quoted market prices are not readily available. Fair value for over-the-counter derivative instruments is measured on a recurring basis using internally developed models that use primarily market observable inputs, such as yield curves and option volatilities. Fair value for certain derivatives designated as fair value hedges is determined using third-party pricing services. The Corporation manages credit risk on its derivative positions based on whether the derivatives are being settled through a clearinghouse or bilaterally with each counterparty. For derivative positions settled on a counterparty-by-counterparty basis, the Corporation calculates credit valuation adjustments, included in the fair value of these instruments, on the basis of its relationships at the counterparty portfolio/master netting agreement level. These credit valuation adjustments are determined

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Comerica Incorporated and Subsidiaries

by applying a credit spread for the counterparty or the Corporation, as appropriate, to the total expected exposure of the derivative after considering collateral and other master netting arrangements. These adjustments, which are considered Level 3 inputs, are based on estimates of current credit spreads to evaluate the likelihood of default. When credit valuation adjustments are significant to the overall fair value of a derivative, the Corporation classifies the over-the-counter derivative valuation in Level 3 of the fair value hierarchy; otherwise, over-the-counter derivative valuations are classified in Level 2.
Warrants which contain a net exercise provision or a non-contingent put right embedded in the warrant agreement are accounted for as derivatives and recorded at fair value on a recurring basis using a Black-Scholes valuation model. The Black-Scholes valuation model utilizes five inputs: risk-free rate, expected life, volatility, exercise price, and the per share market value of the underlying company. The Corporation holds a portfolio of warrants for generally nonmarketable equity securities with a fair value of $2 million at December 31, 2017, included in "accrued income and other assets" on the consolidated balance sheets. These warrants are primarily from non-public technology companies obtained as part of the loan origination process. The Corporate Development Department is responsible for the warrant valuation process, which includes reviewing all significant inputs for reasonableness, and for providing valuation results to senior management. Increases in any of these inputs in isolation, with the exception of exercise price, would result in a higher fair value. Increases in exercise price in isolation would result in a lower fair value. The Corporation classifies warrants accounted for as derivatives as Level 3.
Nonmarketable equity securities
The Corporation has a portfolio of indirect (through funds) private equity and venture capital investments with a carrying value of $6 million and unfunded commitments of less than $1 million, at December 31, 2017. These funds generally cannot be redeemed and the majority is not readily marketable. Distributions from these funds are received by the Corporation as a result of the liquidation of underlying investments of the funds and/or as income distributions. The investments are accounted for either on the cost or equity method and are individually reviewed for impairment on a quarterly basis by comparing the carrying value to the estimated fair value. These investments may be carried at fair value on a nonrecurring basis when they are deemed to be impaired and written down to fair value. Where there is not a readily determinable fair value, the Corporation estimates fair value for indirect private equity and venture capital investments based on the net asset value, as reported by the fund. On a quarterly basis, the Corporate Development Department is responsible, with appropriate oversight and approval provided by senior management, for performing the valuation procedures and updating significant inputs, as are primarily provided by the underlying fund's management.
The Corporation also holds restricted equity investments, primarily Federal Home Loan Bank (FHLB) and Federal Reserve Bank (FRB) stock. Restricted equity securities are not readily marketable and are recorded at cost (par value) in "accrued income and other assets" on the consolidated balance sheets and evaluated for impairment based on the ultimate recoverability of the par value. No significant observable market data for these instruments is available. The Corporation considers the profitability and asset quality of the issuer, dividend payment history and recent redemption experience and believes its investments in FHLB and FRB stock are ultimately recoverable at par. Therefore, the carrying amount for these restricted equity investments approximates fair value. The Corporation classifies the estimated fair value of such investments as Level 1. The Corporation’s investment in FHLB stock totaled $122 million at both December 31, 2017 and 2016, and its investment in FRB stock totaled $85 million at both December 31, 2017 and 2016.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Comerica Incorporated and Subsidiaries

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
Investment Securities
Securities not held for trading purposes are classified as available-for-sale or held-to-maturity. Debt securities for which management has the intent and ability to hold to maturity are classified as held-to-maturity and recorded at amortized cost. Securities available-for-sale are recorded at fair value, with unrealized gains and losses, net of income taxes, reported as a separate component of other comprehensive income (OCI).
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
Investment securities are reviewed quarterly for possible other-than-temporary impairment (OTTI). In determining whether OTTI exists for debt securities in an unrealized loss position, the Corporation assesses the likelihood of selling the security prior to the recovery of its amortized cost basis. If the Corporation intends to sell the debt security or it is more likely than not that the Corporation will be required to sell the debt security prior to the recovery of its amortized cost basis, the debt security is written down to fair value, and the full amount of any impairment charge is recorded as a loss in “net securities gains” in the consolidated statements of income. If the Corporation does not intend to sell the debt security and it is more likely than not that the Corporation will not be required to sell the debt security prior to recovery of its amortized cost basis, only the credit component of any impairment of a debt security is recognized as a loss in “net securities losses” on the consolidated statements of income, with the remaining impairment recorded in OCI.
The OTTI review for equity securities includes an analysis of the facts and circumstances of each individual investment and focuses on the severity of loss, the length of time the fair value has been below cost, the expectation for that security’s performance, the financial condition and near-term prospects of the issuer, and management’s intent and ability to hold the security to recovery. A decline in value of an equity security that is considered to be other-than-temporary is recorded as a loss in “net securities losses” on the consolidated statements of income.
Gains or losses on the sale of securities are computed based on the adjusted cost of the specific security sold.
For further information on investment securities, refer to Note 3.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Comerica Incorporated and Subsidiaries

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
Loan Origination Fees and Costs
Substantially all loan origination fees and costs are deferred and amortized to net interest income over the life of the related loan or over the commitment period as a yield adjustment. Net deferred income on originated loans, including unearned income and unamortized costs, fees, premiums and discounts, totaled $113 million and $147 million at December 31, 2017 and 2016, respectively.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Comerica Incorporated and Subsidiaries

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Comerica Incorporated and Subsidiaries

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
Premises and Equipment
Premises and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation, computed using the straight-line method, is charged to operations over the estimated useful lives of the assets. Estimated useful lives are generally 3 years to 33 years for premises that the Corporation owns and 3 years to 8 years for furniture and equipment. Leasehold improvements are generally amortized over the terms of their respective leases or 10 years, whichever is shorter.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Comerica Incorporated and Subsidiaries

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
To qualify for the use of hedge accounting, a derivative must be effective at inception and expected to be continuously effective in offsetting the risk being hedged. For derivatives designated as hedging instruments at inception, the Corporation uses either the short-cut method or applies statistical regression analysis to assess effectiveness. The short-cut method is used for $150 million notional of fair value hedges of medium and long-term debt issued prior to 2006. This method allows for the assumption of zero hedge ineffectiveness and eliminates the requirement to further assess hedge effectiveness on these transactions. For hedge relationships to which the Corporation does not apply the short-cut method, statistical regression analysis is used at inception and for each reporting period thereafter to assess whether the derivative used has been and is expected to be highly effective in offsetting changes in the fair value or cash flows of the hedged item. All components of each derivative instrument’s gain or loss are included in the assessment of hedge effectiveness. Net hedge ineffectiveness is recorded in “other noninterest income” on the consolidated statements of income.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Comerica Incorporated and Subsidiaries

The release from risk is accounted for under a particular guarantee when the guarantee expires or is settled, or by a systematic and rational amortization method.
Further information on the Corporation’s obligations under guarantees is included in Note 8.
Share-Based Compensation
The Corporation recognizes share-based compensation expense using the straight-line method over the requisite service period for all stock awards, including those with graded vesting. The requisite service period is the period an employee is required to provide service in order to vest in the award, which cannot extend beyond the date at which the employee is no longer required to perform any service to receive the share-based compensation (the retirement-eligible date). The Corporation adopted Accounting Standards Update (ASU) No. 2016-09, "Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payments Accounting" (ASU 2016-09), effective January 1, 2017. Upon adoption, the Corporation elected to account for compensation cost based on forfeitures as they occur. Prior to the adoption, compensation cost was accounted for based on an estimate of the number of awards that were expected to vest. The prior period effect of this policy election as of the beginning of the year was reported as "cumulative effect of change in accounting principle" in the accompanying Consolidated Statements of Changes in Shareholders’ Equity.
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
Card fees includes primarily bankcard interchange revenue which is recorded as revenue when earned. For certain products where the Corporation bears the risks and rewards of providing the service at the program level, interchange revenue is presented gross of network costs, which are included within "outside processing fee expense" in noninterest income.
Service charges on deposit accounts include fees for banking services provided, overdrafts and non-sufficient funds. Revenue is generally recognized in accordance with published deposit account agreements for retail accounts or when fixed and determinable per contractual agreements for commercial accounts.
Fiduciary income includes fees and commissions from asset management, custody, recordkeeping, investment advisory and other services provided to personal and institutional trust customers. Revenue is recognized on an accrual basis at the time the services are performed and are based on either the market value of the assets managed or the services provided.
Commercial lending fees primarily include fees assessed on the unused portion of commercial lines of credit (unused commitment fees) and syndication agent fees. Unused commitment fees are recognized when earned. Syndication agent fees are generally recognized when the transaction is complete.
Defined Benefit Pension and Other Postretirement Costs
Defined benefit pension costs are included in “salaries and benefits expense" on the consolidated statements of income and are funded consistent with the requirements of federal laws and regulations. Inherent in the determination of defined benefit pension costs are assumptions concerning future events that will affect the amount and timing of required benefit payments under the plans. These assumptions include demographic assumptions such as retirement age and mortality, a compensation rate increase, a discount rate used to determine the current benefit obligation, form of payment election and a long-term expected rate of return on plan assets. Net periodic defined benefit pension expense includes service cost, interest cost based on the assumed discount rate, an expected return on plan assets based on an actuarially derived market-related value of assets, amortization of prior service cost or credit and amortization of net actuarial gains or losses. The market-related value of plan assets is determined by amortizing the current year’s investment gains and losses (the actual investment return net of the expected investment return) over 5 years. The amortization adjustment cannot exceed 10 percent of the fair value of assets. Prior service costs or credits include the impact of plan amendments on the liabilities and are amortized over the future service periods of active employees expected to receive benefits under the plan. Actuarial gains and losses result from experience different from that assumed and from changes in assumptions (excluding asset gains and losses not yet reflected in market-related value). Amortization of actuarial gains and losses is included as a component of net periodic defined benefit pension cost for a year if the actuarial net gain or loss exceeds 10 percent

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Comerica Incorporated and Subsidiaries

of the greater of the projected benefit obligation or the market-related value of plan assets. If amortization is required, the excess is amortized over the average remaining service period of participating employees expected to receive benefits under the plan.
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
Income Taxes
The provision for income taxes is the sum of income taxes due for the current year and deferred taxes. The Corporation classifies interest and penalties on income tax liabilities and, beginning January 1, 2017, excess tax benefits and deficiencies resulting from employee stock awards in the “provision for income taxes” on the consolidated statements of income.
Deferred taxes arise from temporary differences between the income tax basis and financial accounting basis of assets and liabilities. Deferred tax assets are evaluated for realization based on available evidence of projected future reversals of existing taxable temporary differences, assumptions made regarding future events and, when applicable, state loss carryback capacity. A valuation allowance is provided when it is more likely than not that some portion of the deferred tax asset will not be realized.
The Tax Cuts and Jobs Act (the "Act"), enacted on December 22, 2017, reduced the U.S. federal corporate tax rate from 35 percent to 21 percent. Also on December 22, 2017, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 118 (SAB 118), which provides guidance on accounting for tax effects of the Act. SAB 118 provides a measurement period of up to one year from the enactment date to complete the accounting. Based on the information available and current interpretation of the rules, the Corporation has made reasonable estimates of the impact of the reduction in the corporate tax rate and remeasurement of certain deferred tax assets and liabilities based on the rate at which they are expected to reverse in the future, generally 21 percent. The provisional amount recorded related to the remeasurement of the Corporation's deferred tax balance was $107 million. The final impact of the Act may differ from these estimates as a result of changes in management’s interpretations and assumptions, as well as new guidance that may be issued by the Internal Revenue Service (IRS).
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
Statements of Cash Flows
Cash and cash equivalents are defined as those amounts included in “cash and due from banks”, “federal funds sold” and “interest-bearing deposits with banks” on the consolidated balance sheets. As a result of the adoption of ASU 2016-09, the Corporation retrospectively applied certain changes to the statement of cash flows to classify excess tax benefits as an operating activity and cash paid to a tax authority when withholding shares from an employee's award for tax-withholding purposes as a financing activity. Accordingly, net cash provided by operating activities increased by $9 million and $3 million for 2016 and 2015, respectively, and net cash provided by financing activities decreased by the corresponding amounts.
Comprehensive Income (Loss)
The Corporation presents on an annual basis the components of net income and other comprehensive income in two separate, but consecutive statements and presents on an interim basis the components of net income and a total for comprehensive income in one continuous consolidated statement of comprehensive income.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Comerica Incorporated and Subsidiaries

The Corporation early adopted ASU No. 2018-02, “Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income” (ASU 2018-02) in the fourth quarter 2017. ASU 2018-02, issued in February 2018, provides for the reclassification of the effect of remeasuring deferred tax balances related to items within accumulated other comprehensive income (AOCI) to retained earnings resulting from the Tax Cuts and Jobs Act of 2017. As a result, the Corporation reclassified $87 million from AOCI to retained earnings.
Pending Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (FASB) issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606),” (ASU 2014-09), which is intended to improve and converge the financial reporting requirements for revenue contracts with customers. Previous GAAP comprised broad revenue recognition concepts along with numerous industry-specific requirements. The new guidance establishes a five-step model which entities must follow to recognize revenue and removes inconsistencies in existing guidance. The guidance under ASU 2014-09 is effective for annual and interim periods beginning after December 15, 2017, and must be retrospectively applied. The Corporation will adopt ASU 2014-09 in the first quarter of 2018 using the modified retrospective approach, which includes presenting the cumulative effect of initial application along with supplementary disclosures. The revenue streams within the scope of Topic 606 were less than 30 percent of total revenues.
Under the new guidance, card fee revenue from certain products will generally be presented net of network costs (including interchange costs, surcharge fees and assessment fees), as opposed to the current presentation of associated network costs in "outside processing fees." Network costs impacted by the new guidance were approximately $115 million for the year ended December 31, 2017. There were similar adjustments made for other revenue streams that resulted in additional net decreases of $5 million each to noninterest income and noninterest expense. These changes in presentation will not impact net income.
The Corporation currently defers recognition of certain treasury management fees in "service charges on deposit accounts" in the consolidated statements of comprehensive income until the amount of compensation is considered fixed and determinable. Under the new guidance, a portion of these fees will be recognized as services are rendered. As a result of this earlier recognition, the Corporation will record a receivable of approximately $17 million with a corresponding adjustment to retained earnings and deferred tax liability upon adoption of ASU 2014-09. The annual amount of treasury management fees reflected in the Corporation's results of operations is not expected to significantly change. There were similar adjustments made for other revenue streams that resulted in an incremental cumulative adjustment to retained earnings of $2 million.
In January 2016, the FASB issued ASU No. 2016-01, "Financial Instruments - Overall (Subtopic 825-10): Recognition of Financial Assets and Financial Liabilities," (ASU 2016-01), which makes targeted amendments to the guidance for recognition, measurement, presentation and disclosure of financial instruments. The Corporation will adopt ASU 2016-01 in the first quarter of 2018. The guidance under ASU 2016-01 requires equity investments, other than equity method investments, to be measured at fair value with changes in fair value recognized in net income. As of December 31, 2017, the Corporation classified approximately $82 million of securities as available-for-sale equity securities. At adoption, the cumulative net unrealized loss ($1 million, pretax) of these securities previously recognized in AOCI was recorded as an adjustment to the opening balance of retained earnings. Any further changes to the fair value of equity securities, other than equity method investments, will be recorded in net income. ASU 2016-01 also emphasizes the existing requirement to use exit prices to measure fair value for disclosure purposes and clarifies that entities should not make use of a practicability exception in determining the fair value of loans. Accordingly, the Corporation will refine the calculation used to determine the disclosed fair value of its held-for-investment loan portfolio as part of adopting the standard.
In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842),” (ASU 2016-02), to increase the transparency and comparability of lease recognition and disclosure. The update requires lessees to recognize lease contracts with a term greater than one year on the balance sheet, while recognizing expenses on the income statement in a manner similar to current guidance. For lessors, the update makes targeted changes to the classification criteria and the lessor accounting model to align the guidance with the new lessee model and revenue guidance. ASU 2016-02 is effective for the Corporation on January 1, 2019 and must be applied using the modified retrospective approach. Early adoption is permitted. The Corporation is currently in the process of gathering a complete inventory of leases and migrating identified lease data onto a new system platform. Based on preliminary evaluation, the right-of-use asset and the corresponding lease liability is expected to be less than one percent of the Corporation’s total assets at adoption. The Corporation will continue to evaluate for other impacts of adoption, including potential additional regulatory costs, but does not anticipate these to be significant.
In June 2016, the FASB issued ASU No. 2016-13, "Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments," (ASU 2016-13), which addresses concerns regarding the perceived delay in recognition of credit losses under the existing incurred loss model. The amendment introduces a new, single model for recognizing credit losses on all financial instruments presented on cost basis. Under the new model, entities must estimate current expected credit losses by considering all available relevant information, including historical and current information, as well as reasonable and supportable

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Comerica Incorporated and Subsidiaries

forecasts of future events. The update also requires additional qualitative and quantitative information to allow users to better understand the credit risk within the portfolio and the methodologies for determining the allowance for credit losses. ASU 2016-13 is effective for the Corporation on January 1, 2020 and must be applied using the modified retrospective approach with limited exceptions. Early adoption is permitted. The Corporation is currently evaluating the impact of adopting ASU 2016-13.
In August 2016, the FASB issued ASU No. 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments,” (ASU 2016-15), which reduces diversity in the presentation of several categories of transactions in the cash flow statement. Among other things, the update clarifies the appropriate classification for proceeds from settlement of bank-owned life insurance (BOLI) policies. The Corporation will adopt ASU 2016-15 in the first quarter 2018 and retrospectively change the classification of proceeds from settlement of BOLI policies from operating activities to investing activities. Proceeds from settlement of BOLI policies totaled $18 million and $16 million for the years ended December 31, 2017 and 2016, respectively. Other changes in classification resulting from this update are not significant.
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
In March 2017, the FASB issued ASU No. 2017-07, “Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost” (ASU 2017-07), which requires employers to retrospectively report service cost as part of compensation expense and the other components of net benefit cost separately from service cost on the statement of income. Further, only the service cost component will be eligible for capitalization in deferred loan costs.
The Corporation currently includes all components of net benefit cost in "salaries and benefits expense" in the consolidated statements of comprehensive income. Upon adoption of ASU 2017-07 in the first quarter 2018, only service cost will remain in salaries and benefits expense, and the other components (interest cost, expected return on assets, amortization of prior service cost or credit and amortization of net actuarial gains or losses) will be included in "other noninterest expenses." The other components of net benefit cost were a benefit of $50 million and $28 million for the years ended December 31, 2017 and 2016, respectively.
In August 2017, the FASB issued ASU No. 2017-12, “Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities” (ASU 2017-12), which better aligns the accounting and reporting of hedging relationships with the economics of risk management activities. ASU 2017-12 provides administrative reliefs to simplify the application of hedge accounting. The amendment is effective for the Corporation on January 1, 2019 and early adoption is permitted. The Corporation will early adopt in the first quarter of 2018 and record an adjustment of approximately $1 million to opening retained earnings for the cumulative effect of changes to the measurement methodology on the basis of hedged items at transition. As permitted under the transition rules, upon adoption, the Corporation will reclassify its portfolio of held-to-maturity securities to available-for-sale, as the securities are eligible to be hedged under the new guidance.
The Corporation’s derivative instruments used for risk management predominately comprise swaps converting fixed-rate long-term debt to variable rates. An ineffectiveness net gain of $1 million and net loss of $2 million were included in “other noninterest income” in the consolidated statements of income for the years ended December 31, 2017 and 2016, respectively. Under the amendment, gains or losses relating to hedge ineffectiveness will prospectively be included in “net interest income” rather than “other noninterest income."

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Comerica Incorporated and Subsidiaries

NOTE 2 – FAIR VALUE MEASUREMENTS
Note 1 contains information about the fair value hierarchy, descriptions of the valuation methodologies and key inputs used to measure financial assets and liabilities recorded at fair value, as well as a description of the methods and significant assumptions used to estimate fair value disclosures for financial instruments not recorded at fair value in their entirety on a recurring basis.
ASSETS AND LIABLILITIES RECORDED AT FAIR VALUE ON A RECURRING BASIS
The following tables present the recorded amount of assets and liabilities measured at fair value on a recurring basis as of December 31, 2017 and 2016.

(in millions)	Total	Level 1	Level 2	Level 3
December 31, 2017
Trading securities:
Deferred compensation plan assets	$92	$92	$—	$—
Investment securities available-for-sale:
U.S. Treasury and other U.S. government agency securities	2,727	2,727	—	—
Residential mortgage-backed securities (a)	8,124	—	8,124	—
State and municipal securities	5	—	—	5	(b)
Equity and other non-debt securities	82	38	—	44	(b)
Total investment securities available-for-sale	10,938	2,765	8,124	49
Derivative assets:
Interest rate contracts	57	—	43	14
Energy derivative contracts	93	—	93	—
Foreign exchange contracts	42	—	42	—
Warrants	2	—	—	2
Total derivative assets	194	—	178	16
Total assets at fair value	$11,224	$2,857	$8,302	$65
Derivative liabilities:
Interest rate contracts	$59	$—	$59	$—
Energy derivative contracts	91	—	91	—
Foreign exchange contracts	40	—	40	—
Total derivative liabilities	190	—	190	—
Deferred compensation plan liabilities	92	92	—	—
Total liabilities at fair value	$282	$92	$190	$—

(a)	Issued and/or guaranteed by U.S. government agencies or U.S. government-sponsored enterprises.

(b)	Auction-rate securities.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Comerica Incorporated and Subsidiaries

(in millions)	Total	Level 1	Level 2	Level 3
December 31, 2016
Trading securities:
Deferred compensation plan assets	$87	$87	$—	$—
Equity and other non-debt securities	1	1	—	—
Total trading securities	88	88	—	—
Investment securities available-for-sale:
U.S. Treasury and other U.S. government agency securities	2,779	2,779	—	—
Residential mortgage-backed securities (a)	7,872	—	7,872	—
State and municipal securities	7	—	—	7	(b)
Equity and other non-debt securities	129	82	—	47	(b)
Total investment securities available-for-sale	10,787	2,861	7,872	54
Derivative assets:
Interest rate contracts	223	—	212	11
Energy derivative contracts	146	—	146	—
Foreign exchange contracts	38	—	38	—
Warrants	3	—	—	3
Total derivative assets	410	—	396	14
Total assets at fair value	$11,285	$2,949	$8,268	$68
Derivative liabilities:
Interest rate contracts	$81	$—	$81	$—
Energy derivative contracts	144	—	144	—
Foreign exchange contracts	29	—	29	—
Total derivative liabilities	254	—	254	—
Deferred compensation plan liabilities	87	87	—	—
Total liabilities at fair value	$341	$87	$254	$—

(a)	Issued and/or guaranteed by U.S. government agencies or U.S. government-sponsored enterprises.

(b)	Auction-rate securities.
There were no transfers of assets or liabilities recorded at fair value on a recurring basis into or out of Level 1, Level 2 and Level 3 fair value measurements during the years ended December 31, 2017 and 2016.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Comerica Incorporated and Subsidiaries

The following table summarizes the changes in Level 3 assets measured at fair value on a recurring basis for the years ended December 31, 2017 and 2016.

		Net Realized/Unrealized Gains (Losses) (Pretax)

	Balance at Beginning of Period	Recorded in Earnings				Recorded in Other Comprehensive Income				Balance at End of Period

(in millions)		Realized		Unrealized				Redemptions	Sales
Year Ended December 31, 2017
Investment securities available-for-sale:
State and municipal securities (a)	$7	$—		$—		$—		$(2)	$—	$5
Equity and other non-debt securities (a)	47	—		—		(2)	(b)	(1)	—	44
Total investment securities available-for-sale	54	—		—		(2)	(b)	(3)	—	49
Derivative assets:
Interest rate contracts	11	—		3	(c)	—		—	—	14
Warrants	3	6	(c)	(1)	(c)	—		—	(6)	2
Year Ended December 31, 2016
Investment securities available-for-sale:
State and municipal securities (a)	$9	$—		$—		$—		$(2)	$—	$7
Corporate debt securities (a)	1	—		—		—		(1)	—	—
Equity and other non-debt securities (a)	67	—		—		(1)	(b)	(19)	—	47
Total investment securities available-for-sale	77	—		—		(1)	(b)	(22)	—	54
Derivative assets:
Interest rate contracts	9	—		2	(c)	—		—	—	11
Warrants	2	6	(c)	1	(c)	—		—	(6)	3

(a)	Auction-rate securities.

(b)	Recorded in "net unrealized holding losses arising during the period" in other comprehensive income (loss).

(c)	Realized and unrealized gains and losses due to changes in fair value recorded in "other noninterest income" on the consolidated statements of income.
ASSETS AND LIABILITIES RECORDED AT FAIR VALUE ON A NONRECURRING BASIS
The Corporation may be required, from time to time, to record certain assets and liabilities at fair value on a nonrecurring basis. These include assets that are recorded at the lower of cost or fair value, and were recognized at fair value since it was less than cost at the end of the period.
The following table presents assets recorded at fair value on a nonrecurring basis at December 31, 2017 and 2016. No liabilities were recorded at fair value on a nonrecurring basis at December 31, 2017 and 2016.

(in millions)	Level 3
December 31, 2017
Loans:
Commercial	$111
Commercial mortgage	5
Total assets at fair value	$116
December 31, 2016
Loans:
Commercial	$256
Commercial mortgage	15
International	11
Total loans	282
Other real estate	1
Total assets at fair value	$283
Level 3 assets recorded at fair value on a nonrecurring basis at December 31, 2017 and 2016 included loans for which a specific allowance was established based on the fair value of collateral and other real estate for which fair value of the properties was less than the cost basis. For both asset classes, the unobservable inputs were the additional adjustments applied by management to the appraised values to reflect such factors as non-current appraisals and revisions to estimated time to sell. These adjustments

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Comerica Incorporated and Subsidiaries

are determined based on qualitative judgments made by management on a case-by-case basis and are not quantifiable inputs, although they are used in the determination of fair value.
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
The carrying amount and estimated fair value of financial instruments not recorded at fair value in their entirety on a recurring basis on the Corporation’s consolidated balance sheets are as follows:

	Carrying Amount	Estimated Fair Value
(in millions)		Total	Level 1	Level 2	Level 3
December 31, 2017
Assets
Cash and due from banks	$1,438	$1,438	$1,438	$—	$—
Interest-bearing deposits with banks	4,407	4,407	4,407	—	—
Investment securities held-to-maturity	1,266	1,246	—	1,246	—
Loans held-for-sale	4	4	—	4	—
Total loans, net of allowance for loan losses (a)	48,461	48,153	—	—	48,153
Customers’ liability on acceptances outstanding	2	2	2	—	—
Restricted equity investments	207	207	207	—	—
Nonmarketable equity securities (b)	6	9
Liabilities
Demand deposits (noninterest-bearing)	32,071	32,071	—	32,071	—
Interest-bearing deposits	23,667	23,667	—	23,667	—
Customer certificates of deposit	2,165	2,142	—	2,142	—
Total deposits	57,903	57,880	—	57,880	—
Short-term borrowings	10	10	10	—	—
Acceptances outstanding	2	2	2	—	—
Medium- and long-term debt	4,622	4,636	—	4,636	—
Credit-related financial instruments	(67)	(67)	—	—	(67)
December 31, 2016
Assets
Cash and due from banks	$1,249	$1,249	$1,249	$—	$—
Interest-bearing deposits with banks	5,969	5,969	5,969	—	—
Investment securities held-to-maturity	1,582	1,576	—	1,576	—
Loans held-for-sale	4	4	—	4	—
Total loans, net of allowance for loan losses (a)	48,358	48,250	—	—	48,250
Customers’ liability on acceptances outstanding	5	5	5	—	—
Restricted equity investments	207	207	207	—	—
Nonmarketable equity securities (b)	11	16
Liabilities
Demand deposits (noninterest-bearing)	31,540	31,540	—	31,540	—
Interest-bearing deposits	24,639	24,639	—	24,639	—
Customer certificates of deposit	2,806	2,731	—	2,731	—
Total deposits	58,985	58,910	—	58,910	—
Short-term borrowings	25	25	25	—	—
Acceptances outstanding	5	5	5	—	—
Medium- and long-term debt	5,160	5,132	—	5,132	—
Credit-related financial instruments	(73)	(73)	—	—	(73)

(a)	Included $116 million and $282 million of impaired loans recorded at fair value on a nonrecurring basis at December 31, 2017 and 2016, respectively.

(b)
Certain investments that are measured at fair value using the net asset value have not been classified in the fair value hierarchy. The fair value amounts presented in the table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the consolidated balance sheets.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Comerica Incorporated and Subsidiaries

NOTE 3 - INVESTMENT SECURITIES
A summary of the Corporation’s investment securities follows:

(in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2017
Investment securities available-for-sale:
U.S. Treasury and other U.S. government agency securities	$2,743	$—	$16	$2,727
Residential mortgage-backed securities (a)	8,230	22	128	8,124
State and municipal securities	5	—	—	5
Equity and other non-debt securities	83	1	2	82
Total investment securities available-for-sale (b)	$11,061	$23	$146	$10,938

Investment securities held-to-maturity (c):
Residential mortgage-backed securities (a)	$1,266	$—	$20	$1,246

December 31, 2016
Investment securities available-for-sale:
U.S. Treasury and other U.S. government agency securities	$2,772	$8	$1	$2,779
Residential mortgage-backed securities (a)	7,921	48	97	7,872
State and municipal securities	7	—	—	7
Equity and other non-debt securities	129	1	1	129
Total investment securities available-for-sale (b)	$10,829	$57	$99	$10,787

Investment securities held-to-maturity (c):
Residential mortgage-backed securities (a)	$1,582	$1	$7	$1,576

(a)	Issued and/or guaranteed by U.S. government agencies or U.S. government-sponsored enterprises.

(b)
Included auction-rate securities at amortized cost and fair value of $51 million and $49 million, respectively, as of December 31, 2017 and $55 million and $54 million, respectively, as of December 31, 2016.

(c)
The amortized cost of investment securities held-to-maturity included the unamortized balance of net unrealized losses as of the transfer date of $9 million and $12 million at December 31, 2017 and 2016, respectively, related to securities transferred from available-for-sale, which is included in accumulated other comprehensive loss.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Comerica Incorporated and Subsidiaries

A summary of the Corporation’s investment securities in an unrealized loss position as of December 31, 2017 and 2016 follows:

	Temporarily Impaired
	Less than 12 Months			12 Months or more			Total
(in millions)	Fair Value	Unrealized Losses		Fair Value	Unrealized Losses		Fair Value	Unrealized Losses
December 31, 2017
U.S. Treasury and other U.S. government agency securities	$2,727	$16		$—	$—		$2,727	$16
Residential mortgage-backed securities (a)	3,845	32		4,003	125		7,848	157
State and municipal securities (b)	—	—		5	—	(c)	5	—	(c)
Equity and other non-debt securities (b)	—	—		44	2		44	2
Total impaired securities	$6,572	$48		$4,052	$127		$10,624	$175
December 31, 2016
U.S. Treasury and other U.S. government agency securities	$527	$1		$—	$—		$527	$1
Residential mortgage-backed securities (a)	4,992	87		1,177	32		6,169	119
State and municipal securities (b)	—	—		7	—	(c)	7	—	(c)
Equity and other non-debt securities (b)	36	—	(c)	11	—	(c)	47	—	(c)
Total impaired securities	$5,555	$88		$1,195	$32		$6,750	$120

(a)	Issued and/or guaranteed by U.S. government agencies or U.S. government-sponsored enterprises.

(b)	Primarily auction-rate securities.

(c)	Unrealized losses less than $0.5 million.
At December 31, 2017, the Corporation had 354 securities in an unrealized loss position with no credit impairment, including 29 U.S. Treasury securities, 284 residential mortgage-backed securities, 13 state and municipal auction-rate securities, and 28 equity and other non-debt auction-rate preferred securities. The unrealized losses for these securities resulted from changes in market interest rates and liquidity, not changes in credit quality. The Corporation ultimately expects full collection of the carrying amount of these securities, does not intend to sell the securities in an unrealized loss position, and it is not more-likely-than-not that the Corporation will be required to sell the securities in an unrealized loss position prior to recovery of amortized cost. The Corporation does not consider these securities to be other-than-temporarily impaired at December 31, 2017.
Sales, calls and write-downs of investment securities available-for-sale resulted in the following gains and losses recorded in “net securities losses” on the consolidated statements of income, computed based on the adjusted cost of the specific security.

(in millions)
Years Ended December 31	2017	2016	2015
Securities gains	$2	$—	$—
Securities losses	(5)	(5)	(2)
Net securities losses (a)	$(3)	$(5)	$(2)

(a)	Primarily charges related to a derivative contract tied to the conversion rate of Visa Class B shares.
The following table summarizes the amortized cost and fair values of debt securities by contractual maturity. Securities with multiple maturity dates are classified in the period of final maturity. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(in millions)	Available-for-sale		Held-to-maturity
December 31, 2017	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Contractual maturity
After one year through five years	$2,956	$2,939	$—	$—
After five years through ten years	1,690	1,697	17	17
After ten years	6,332	6,220	1,249	1,229
Subtotal	10,978	10,856	1,266	1,246
Equity and other non-debt securities	83	82	—	—
Total investment securities	$11,061	$10,938	$1,266	$1,246
Included in the contractual maturity distribution in the table above were residential mortgage-backed securities available-for-sale with a total amortized cost of $8.2 billion and a fair value of $8.1 billion, and residential mortgage-backed securities held-

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Comerica Incorporated and Subsidiaries

to-maturity with a total amortized cost of $1.3 billion and a fair value of $1.2 billion. The actual cash flows of mortgage-backed securities may differ from contractual maturity as the borrowers of the underlying loans may exercise prepayment options.
At December 31, 2017, investment securities with a carrying value of $770 million were pledged where permitted or required by law to secure $484 million of liabilities, primarily public and other deposits of state and local government agencies and derivative instruments.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Comerica Incorporated and Subsidiaries

NOTE 4 – CREDIT QUALITY AND ALLOWANCE FOR CREDIT LOSSES
The following table presents an aging analysis of the recorded balance of loans.

	Loans Past Due and Still Accruing
(in millions)	30-59 Days	60-89 Days	90 Days or More	Total	Nonaccrual Loans	Current Loans	Total Loans
December 31, 2017
Business loans:
Commercial	$79	$134	$12	$225	$309	$30,526	$31,060
Real estate construction:
Commercial Real Estate business line (a)	3	—	—	3	—	2,627	2,630
Other business lines (b)	4	—	—	4	—	327	331
Total real estate construction	7	—	—	7	—	2,954	2,961
Commercial mortgage:
Commercial Real Estate business line (a)	14	—	—	14	9	1,808	1,831
Other business lines (b)	27	6	22	55	22	7,251	7,328
Total commercial mortgage	41	6	22	69	31	9,059	9,159
Lease financing	—	—	—	—	4	464	468
International	13	—	—	13	6	964	983
Total business loans	140	140	34	314	350	43,967	44,631
Retail loans:
Residential mortgage	10	2	—	12	31	1,945	1,988
Consumer:
Home equity	5	1	—	6	21	1,789	1,816
Other consumer	4	—	1	5	—	733	738
Total consumer	9	1	1	11	21	2,522	2,554
Total retail loans	19	3	1	23	52	4,467	4,542
Total loans	$159	$143	$35	$337	$402	$48,434	$49,173
December 31, 2016
Business loans:
Commercial	$30	$12	$14	$56	$445	$30,493	$30,994
Real estate construction:
Commercial Real Estate business line (a)	—	—	—	—	—	2,485	2,485
Other business lines (b)	—	—	—	—	—	384	384
Total real estate construction	—	—	—	—	—	2,869	2,869
Commercial mortgage:
Commercial Real Estate business line (a)	5	—	—	5	9	2,004	2,018
Other business lines (b)	58	5	5	68	37	6,808	6,913
Total commercial mortgage	63	5	5	73	46	8,812	8,931
Lease financing	—	—	—	—	6	566	572
International	1	—	—	1	14	1,243	1,258
Total business loans	94	17	19	130	511	43,983	44,624
Retail loans:
Residential mortgage	7	3	—	10	39	1,893	1,942
Consumer:
Home equity	4	3	—	7	28	1,765	1,800
Other consumer	1	—	—	1	4	717	722
Total consumer	5	3	—	8	32	2,482	2,522
Total retail loans	12	6	—	18	71	4,375	4,464
Total loans	$106	$23	$19	$148	$582	$48,358	$49,088

(a)	Primarily loans to real estate developers.

(b)	Primarily loans secured by owner-occupied real estate.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Comerica Incorporated and Subsidiaries

The following table presents loans by credit quality indicator, based on internal risk ratings assigned to each business loan at the time of approval and subjected to subsequent reviews, generally at least annually, and to pools of retail loans with similar risk characteristics.

	Internally Assigned Rating
(in millions)	Pass (a)	Special Mention (b)	Substandard (c)	Nonaccrual (d)	Total
December 31, 2017
Business loans:
Commercial	$29,263	$591	$897	$309	$31,060
Real estate construction:
Commercial Real Estate business line (e)	2,630	—	—	—	2,630
Other business lines (f)	327	4	—	—	331
Total real estate construction	2,957	4	—	—	2,961
Commercial mortgage:
Commercial Real Estate business line (e)	1,759	20	43	9	1,831
Other business lines (f)	7,099	115	92	22	7,328
Total commercial mortgage	8,858	135	135	31	9,159
Lease financing	440	23	1	4	468
International	946	11	20	6	983
Total business loans	42,464	764	1,053	350	44,631
Retail loans:
Residential mortgage	1,955	2	—	31	1,988
Consumer:
Home equity	1,786	1	8	21	1,816
Other consumer	737	1	—	—	738
Total consumer	2,523	2	8	21	2,554
Total retail loans	4,478	4	8	52	4,542
Total loans	$46,942	$768	$1,061	$402	$49,173
December 31, 2016
Business loans:
Commercial	$28,616	$944	$989	$445	$30,994
Real estate construction:
Commercial Real Estate business line (e)	2,485	—	—	—	2,485
Other business lines (f)	381	—	3	—	384
Total real estate construction	2,866	—	3	—	2,869
Commercial mortgage:
Commercial Real Estate business line (e)	1,970	19	20	9	2,018
Other business lines (f)	6,645	109	122	37	6,913
Total commercial mortgage	8,615	128	142	46	8,931
Lease financing	550	11	5	6	572
International	1,200	22	22	14	1,258
Total business loans	41,847	1,105	1,161	511	44,624
Retail loans:
Residential mortgage	1,900	3	—	39	1,942
Consumer:
Home equity	1,767	1	4	28	1,800
Other consumer	718	—	—	4	722
Total consumer	2,485	1	4	32	2,522
Total retail loans	4,385	4	4	71	4,464
Total loans	$46,232	$1,109	$1,165	$582	$49,088

(a)	Includes all loans not included in the categories of special mention, substandard or nonaccrual.

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

(e)	Primarily loans to real estate developers.

(f)	Primarily loans secured by owner-occupied real estate.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Comerica Incorporated and Subsidiaries

The following table summarizes nonperforming assets.

(in millions)	December 31, 2017	December 31, 2016
Nonaccrual loans	$402	$582
Reduced-rate loans (a)	8	8
Total nonperforming loans	410	590
Foreclosed property (b)	5	17
Total nonperforming assets	$415	$607

(a)	There were no reduced-rate business loans at both December 31, 2017 and 2016. Reduced-rate retail loans totaled $8 million at both December 31, 2017 and 2016.

(b)	Included foreclosed residential real estate properties of $4 million and $3 million at December 31, 2017 and 2016, respectively.
There were no retail loans secured by residential real estate properties in process of foreclosure included in nonaccrual loans at both December 31, 2017 and 2016.
Allowance for Credit Losses
The following table details the changes in the allowance for loan losses and related loan amounts.

	2017			2016			2015
(in millions)	Business Loans	Retail Loans	Total	Business Loans	Retail Loans	Total	Business Loans	Retail Loans	Total

Years Ended December 31
Allowance for loan losses:
Balance at beginning of period	$682	$48	$730	$579	$55	$634	$534	$60	$594
Loan charge-offs	(143)	(6)	(149)	(207)	(7)	(214)	(157)	(11)	(168)
Recoveries on loans previously charged-off	50	7	57	63	5	68	55	13	68
Net loan (charge-offs) recoveries	(93)	1	(92)	(144)	(2)	(146)	(102)	2	(100)
Provision for loan losses	71	2	73	246	(5)	241	149	(7)	142
Foreign currency translation adjustment	1	—	1	1	—	1	(2)	—	(2)
Balance at end of period	$661	$51	$712	$682	$48	$730	$579	$55	$634

As a percentage of total loans	1.48%	1.12%	1.45%	1.53%	1.08%	1.49%	1.30%	1.26%	1.29%

December 31
Allowance for loan losses:
Individually evaluated for impairment	$67	$—	$67	$86	$3	$89	$53	$—	$53
Collectively evaluated for impairment	594	51	645	596	45	641	526	55	581
Total allowance for loan losses	$661	$51	$712	$682	$48	$730	$579	$55	$634
Loans:
Individually evaluated for impairment	$443	$34	$477	$566	$48	$614	$393	$31	$424
Collectively evaluated for impairment	44,188	4,508	48,696	44,058	4,416	48,474	44,336	4,324	48,660
Total loans evaluated for impairment	$44,631	$4,542	$49,173	$44,624	$4,464	$49,088	$44,729	$4,355	$49,084

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Comerica Incorporated and Subsidiaries

Changes in the allowance for credit losses on lending-related commitments, included in "accrued expenses and other liabilities" on the consolidated balance sheets, are summarized in the following table.

(in millions)
Years Ended December 31	2017	2016	2015
Balance at beginning of period	$41	$45	$41
Charge-offs on lending-related commitments (a)	—	(11)	(1)
Provision for credit losses on lending-related commitments	1	7	5
Balance at end of period	$42	$41	$45
(a)    Charge-offs result from the sale of unfunded lending-related commitments.
Individually Evaluated Impaired Loans
The following table presents additional information regarding individually evaluated impaired loans.

	Recorded Investment In:
(in millions)	Impaired Loans with No Related Allowance	Impaired Loans with Related Allowance	Total Impaired Loans	Unpaid Principal Balance	Related Allowance for Loan Losses
December 31, 2017
Business loans:
Commercial	$105	$267	$372	$460	$63
Commercial mortgage:
Commercial Real Estate business line (a)	39	1	40	49	—
Other business lines (b)	3	22	25	29	3
Total commercial mortgage	42	23	65	78	3
International	—	6	6	17	1
Total business loans	147	296	443	555	67
Retail loans:
Residential mortgage	14	8	22	22	—
Consumer:
Home equity	11	—	11	14	—
Other consumer	1	—	1	2	—
Total consumer	12	—	12	16	—
Total retail loans (c)	26	8	34	38	—
Total individually evaluated impaired loans	$173	$304	$477	$593	$67
December 31, 2016
Business loans:
Commercial	$90	$423	$513	$608	$80
Commercial mortgage:
Commercial Real Estate business line (a)	—	7	7	15	1
Other business lines (b)	2	30	32	40	3
Total commercial mortgage	2	37	39	55	4
International	3	11	14	20	2
Total business loans	95	471	566	683	86
Retail loans:
Residential mortgage	19	9	28	30	2
Consumer:
Home equity	15	—	15	19	—
Other consumer	2	3	5	6	1
Total consumer	17	3	20	25	1
Total retail loans (c)	36	12	48	55	3
Total individually evaluated impaired loans	$131	$483	$614	$738	$89

(a)	Primarily loans to real estate developers.

(b)	Primarily loans secured by owner-occupied real estate.

(c)	Individually evaluated retail loans generally have no related allowance for loan losses, primarily due to policy which results in direct write-downs of most restructured retail loans.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Comerica Incorporated and Subsidiaries

The following table presents information regarding average individually evaluated impaired loans and the related interest recognized. Interest income recognized for the period primarily related to reduced-rate loans.

	Individually Evaluated Impaired Loans
	2017		2016		2015
(in millions)	Average Balance for the Period	Interest Income Recognized for the Period	Average Balance for the Period	Interest Income Recognized for the Period	Average Balance for the Period	Interest Income Recognized for the Period
Years Ended December 31
Business loans:
Commercial	$451	$8	$550	$10	$206	$5
Commercial mortgage:
Commercial Real Estate business line (a)	21	2	9	—	16	—
Other business lines (b)	31	—	31	1	39	1
Total commercial mortgage	52	2	40	1	55	1
International	8	—	18	—	6	—
Total business loans	511	10	608	11	267	6
Retail loans:
Residential mortgage	24	—	15	—	21	—
Consumer:
Home equity	13	—	13	—	12	—
Other consumer	3	—	4	—	6	—
Total consumer	16	—	17	—	18	—
Total retail loans	40	—	32	—	39	—
Total individually evaluated impaired loans	$551	$10	$640	$11	$306	$6

(a)	Primarily loans to real estate developers.

(b)	Primarily loans secured by owner-occupied real estate.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Comerica Incorporated and Subsidiaries

Troubled Debt Restructurings
The following tables detail the recorded balance at December 31, 2017 and 2016 of loans considered to be TDRs that were restructured during the years ended December 31, 2017 and 2016, by type of modification. In cases of loans with more than one type of modification, the loans were categorized based on the most significant modification.

	2017				2016
	Type of Modification				Type of Modification
(in millions)	Principal Deferrals (a)	Interest Rate (b)	AB Note Restructures (c)	Total Modifications	Principal Deferrals (a)	Interest Rate (b)	AB Note Restructures (c)	Total Modifications
Years Ended December 31
Business loans:
Commercial	$77	$18	$21	$116	$140	$—	$48	$188
Commercial mortgage:
Commercial Real Estate business line (d)	37	—	—	37	—	—	—	—
Other business lines (e)	3	—	—	3	5	—	—	5
Total commercial mortgage	40	—	—	40	5	—	—	5
International	—	—	—	—	—	—	3	3
Total business loans	117	18	21	156	145	—	51	196
Retail loans:
Residential mortgage	—	—	—	—	—	2	—	2
Consumer:
Home equity (f)	1	2	—	3	2	1	—	3
Total retail loans	1	2	—	3	2	3	—	5
Total loans	$118	$20	$21	$159	$147	$3	$51	$201

(a)	Primarily represents loan balances where terms were extended 90 days or more at or above contractual interest rates.

(b)	Loan restructurings whereby interest rates were either reduced or were not at market rates.

(c)
Loan restructurings whereby the original loan is restructured into two notes: an "A" note, which generally reflects the portion of the modified loan which is expected to be collected; and a "B" note, which is either fully charged off or exchanged for an equity interest.

(d)	Primarily loans to real estate developers.

(e)	Primarily loans secured by owner-occupied real estate.

(f)	Includes bankruptcy loans for which the court has discharged the borrower's obligation and the borrower has not reaffirmed the debt.
At December 31, 2017 and 2016, commitments to lend additional funds to borrowers whose terms have been modified in TDRs totaled $31 million and $24 million, respectively.
The majority of the modifications considered to be TDRs that occurred during the years ended December 31, 2017 and 2016 were principal deferrals. The Corporation charges interest on principal balances outstanding during deferral periods. Additionally, none of the modifications involved forgiveness of principal. As a result, the current and future financial effects of the recorded balance of loans considered to be TDRs that were restructured during the years ended December 31, 2017 and 2016 were insignificant.
On an ongoing basis, the Corporation monitors the performance of modified loans to their restructured terms. The allowance for loan losses continues to be reassessed on the basis of an individual evaluation of the loan.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Comerica Incorporated and Subsidiaries

The following table presents information regarding the recorded balance at December 31, 2017 and 2016 of loans modified by principal deferral during the years ended December 31, 2017 and 2016, and those principal deferrals which experienced a subsequent default during the same periods. For principal deferrals, incremental deterioration in the credit quality of the loan, represented by a downgrade in the risk rating of the loan, for example, due to missed interest payments or a reduction of collateral value, is considered a subsequent default.

	2017		2016
(in millions)	Balance at December 31	Subsequent Default in the Year Ended December 31	Balance at December 31	Subsequent Default in the Year Ended December 31
Principal deferrals:
Business loans:
Commercial	$77	$3	$140	$13
Commercial mortgage:
Commercial Real Estate business line (a)	37	—	—	—
Other business lines (b)	3	—	5	1
Total commercial mortgage	40	—	5	1
International	—	—	—	—
Total business loans	117	3	145	14
Retail loans:
Consumer:
Home equity (c)	1	—	2	—
Total principal deferrals	$118	$3	$147	$14

(a)	Primarily loans to real estate developers.

(b)	Primarily loans secured by owner-occupied real estate.

(c)	Includes bankruptcy loans for which the court has discharged the borrower's obligation and the borrower has not reaffirmed the debt.
For interest rate and loans restructured into two notes (AB note restructures), a subsequent payment default is defined in terms of delinquency, when a principal or interest payment is 90 days past due. There were no subsequent payment defaults of interest rate loans or AB note restructures during the year ended December 31, 2017 and 2016.
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
As outlined below, the Corporation has a concentration of credit risk with the automotive industry. Loans to automotive dealers and to borrowers involved with automotive production are reported as automotive, as management believes these loans have similar economic characteristics that might cause them to react similarly to changes in economic conditions. This aggregation involves the exercise of judgment. Included in automotive production are: (a) original equipment manufacturers and Tier 1 and Tier 2 suppliers that produce components used in vehicles and whose primary revenue source is automotive-related (“primary” defined as greater than 50%) and (b) other manufacturers that produce components used in vehicles and whose primary revenue source is automotive-related. Loans less than $1 million and loans recorded in the Small Business loan portfolio were excluded from the definition. Outstanding loans, included in "commercial loans" on the consolidated balance sheets, and total exposure (outstanding loans, unused commitments and standby letters of credit) to companies related to the automotive industry were as follows:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Comerica Incorporated and Subsidiaries

(in millions)
December 31	2017	2016
Automotive loans:
Production	$1,344	$1,326
Dealer	7,592	7,123
Total automotive loans	$8,936	$8,449
Total automotive exposure:
Production	$2,439	$2,534
Dealer	9,405	8,730
Total automotive exposure	$11,844	$11,264
Further, the Corporation’s portfolio of commercial real estate loans, which includes real estate construction and commercial mortgage loans, was as follows.

(in millions)
December 31	2017	2016
Real estate construction loans:
Commercial Real Estate business line (a)	$2,630	$2,485
Other business lines (b)	331	384
Total real estate construction loans	2,961	2,869
Commercial mortgage loans:
Commercial Real Estate business line (a)	1,831	2,018
Other business lines (b)	7,328	6,913
Total commercial mortgage loans	9,159	8,931
Total commercial real estate loans	$12,120	$11,800
Total unused commitments on commercial real estate loans	$3,018	$3,046

(a)	Primarily loans to real estate developers.

(b)	Primarily loans secured by owner-occupied real estate.
NOTE 6 - PREMISES AND EQUIPMENT
A summary of premises and equipment by major category follows:

(in millions)
December 31	2017	2016
Land	$85	$86
Buildings and improvements	813	831
Furniture and equipment	484	499
Total cost	1,382	1,416
Less: Accumulated depreciation and amortization	(916)	(915)
Net book value	$466	$501
The Corporation conducts a portion of its business from leased facilities and leases certain equipment. Rental expense for leased properties and equipment amounted to $78 million, $80 million and $79 million in 2017, 2016 and 2015, respectively.
As of December 31, 2017, future minimum rental payments under operating leases were as follows:

(in millions)
Years Ending December 31
2018	$68
2019	61
2020	52
2021	43
2022	32
Thereafter	135
Total	$391

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Comerica Incorporated and Subsidiaries

NOTE 7 - GOODWILL AND CORE DEPOSIT INTANGIBLES
The following table summarizes the carrying value of goodwill by reporting unit for the years ended December 31, 2017 and 2016.

(in millions)
December 31	2017	2016
Business Bank	$380	$380
Retail Bank	194	194
Wealth Management	61	61
Total	$635	$635
The Corporation performs its annual evaluation of goodwill impairment in the third quarter of each year and on an interim basis if events or changes in circumstances between annual tests indicate goodwill might be impaired. In 2017 and 2016, the annual test of goodwill impairment was performed as of the beginning of the third quarter. At the conclusion of the first step of the annual and interim goodwill impairment tests performed in 2017 and 2016 the estimated fair values of all reporting units exceeded their carrying amounts, including goodwill, indicating that goodwill was not impaired. There have been no events since the annual test performed in the third quarter 2017 that would indicate that it was more likely than not that goodwill had become impaired.
A summary of core deposit intangible carrying value and related accumulated amortization follows:

(in millions)
December 31	2017	2016
Gross carrying amount	$34	$34
Accumulated amortization	(28)	(26)
Net carrying amount	$6	$8
The Corporation recorded amortization expense related to the core deposit intangible of $2 million for each of the years ended December 31, 2017 and 2016, and $3 million for 2015. At December 31, 2017, estimated future amortization expense was as follows:

(in millions)
Years Ending December 31
2018	$2
2019	2
2020	1
2021	1
Total	$6
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
Credit risk is the possible loss that may occur in the event of nonperformance by the counterparty to a financial instrument. The Corporation attempts to minimize credit risk arising from customer-initiated derivatives by evaluating the creditworthiness of each customer, adhering to the same credit approval process used for traditional lending activities and obtaining collateral as deemed necessary. Derivatives with dealer counterparties are either cleared through a clearinghouse or settled directly with a single counterparty. For derivatives settled directly with dealer counterparties, the Corporation utilizes counterparty risk limits and

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Comerica Incorporated and Subsidiaries

monitoring procedures, as well as master netting arrangements and bilateral collateral agreements to facilitate the management of credit risk. Master netting arrangements effectively reduce credit risk by permitting settlement of positive and negative positions and offset cash collateral held with the same counterparty on a net basis. Bilateral collateral agreements require daily exchange of cash or highly rated securities issued by the U.S. Treasury or other U.S. government entities to collateralize amounts due to either party beyond certain risk limits. At December 31, 2017, counterparties with bilateral collateral agreements had pledged $3 million of marketable investment securities and deposited $1 million of cash with the Corporation to secure the fair value of contracts in an unrealized gain position, and the Corporation had pledged $25 million of investment securities and posted $40 million of cash as collateral for contracts in an unrealized loss position. For those counterparties not covered under bilateral collateral agreements, collateral is obtained, if deemed necessary, based on the results of management’s credit evaluation of the counterparty. Collateral varies, but may include cash, investment securities, accounts receivable, equipment or real estate. Included in the fair value of derivative instruments are credit valuation adjustments reflecting counterparty credit risk. These adjustments are determined by applying a credit spread for the counterparty or the Corporation, as appropriate, to the total expected exposure of the derivative. There were no derivative instruments with credit-risk-related contingent features that were in a liability position at December 31, 2017.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Comerica Incorporated and Subsidiaries

The following table presents the composition of the Corporation’s derivative instruments held or issued for risk management purposes or in connection with customer-initiated and other activities at December 31, 2017 and 2016. The table excludes commitments and warrants accounted for as derivatives.

	December 31, 2017			December 31, 2016
		Fair Value			Fair Value
(in millions)	Notional/ Contract Amount (a)	Gross Derivative Assets	Gross Derivative Liabilities	Notional/ Contract Amount (a)	Gross Derivative Assets	Gross Derivative Liabilities
Risk management purposes
Derivatives designated as hedging instruments
Interest rate contracts:
Swaps - fair value - receive fixed/pay floating (b)	$1,775	$—	$2	$2,275	$92	$4
Derivatives used as economic hedges
Foreign exchange contracts:
Spot, forwards and swaps	650	—	2	717	2	2
Total risk management purposes	2,425	—	4	2,992	94	6
Customer-initiated and other activities
Interest rate contracts:
Caps and floors written	635	—	—	436	—	1
Caps and floors purchased	635	—	—	436	1	—
Swaps (b)	13,119	57	57	12,451	130	76
Total interest rate contracts	14,389	57	57	13,323	131	77
Energy contracts:
Caps and floors written	164	—	11	419	1	31
Caps and floors purchased	164	11	—	419	31	1
Swaps	1,519	82	80	1,389	114	112
Total energy contracts	1,847	93	91	2,227	146	144
Foreign exchange contracts:
Spot, forwards, options and swaps	1,884	42	38	1,509	36	27
Total customer-initiated and other activities	18,120	192	186	17,059	313	248
Total gross derivatives	$20,545	192	190	$20,051	407	254
Amounts offset in the consolidated balance sheets:
Netting adjustment - Offsetting derivative assets/liabilities		(49)	(49)		(84)	(84)
Netting adjustment - Cash collateral received/posted		(1)	(39)		(47)	(45)
Net derivatives included in the consolidated balance sheets (c)		142	102		276	125
Amounts not offset in the consolidated balance sheets:
Marketable securities received/pledged under bilateral collateral agreements		(3)	(24)		(19)	(8)
Net derivatives after deducting amounts not offset in the consolidated balance sheets		$139	$78		$257	$117

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

(c)
Net derivative assets are included in “accrued income and other assets” and net derivative liabilities are included in “accrued expenses and other liabilities” on the consolidated balance sheets. Included in the fair value of net derivative assets and net derivative liabilities are credit valuation adjustments reflecting counterparty credit risk and credit risk of the Corporation. The fair value of net derivative assets included credit valuation adjustments for counterparty credit risk of $4 million and $5 million at December 31, 2017 and 2016, respectively.

Risk Management
The Corporation's derivative instruments used for managing interest rate risk currently comprise swaps converting fixed rate long-term debt to variable rates. These instruments reduced interest expense by $32 million and $60 million for the years

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Comerica Incorporated and Subsidiaries

ended December 31 2017 and 2016, respectively. These hedges have been highly effective, with ineffectiveness net gains of $1 million for 2017 and net losses of $2 million for 2016 included in "other noninterest income" in the consolidated statements.
The following table summarizes the expected weighted average remaining maturity of the notional amount of risk management interest rate swaps and the weighted average interest rates associated with amounts expected to be received or paid on interest rate swap agreements as of December 31, 2017 and 2016.

		Weighted Average
(dollar amounts in millions)	Notional Amount	Remaining Maturity (in years)	Receive Rate	Pay Rate (a)
December 31, 2017
Swaps - fair value - receive fixed/pay floating rate
Medium- and long-term debt designation	$1,775	4.6	3.26%	2.35%
December 31, 2016
Swaps - fair value - receive fixed/pay floating rate
Medium- and long-term debt designation	2,275	4.5	3.69	1.80

(a)	Variable rates paid on receive fixed swaps are based on six-month LIBOR rates in effect at December 31, 2017 and 2016.
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
For customer-initiated foreign exchange contracts where offsetting positions have not been taken, the Corporation manages the remaining inherent market risk through individual foreign currency position limits and aggregate value-at-risk limits. These limits are established annually and reviewed quarterly. For those customer-initiated derivative contracts which were not offset or where the Corporation holds a position within the limits described above, the Corporation recognized an insignificant amount net losses and $1 million of net gains in “other noninterest income” in the consolidated statements of income for the years ended December 31 2017 and 2016, respectively.
Fair values of customer-initiated and other derivative instruments represent the net unrealized gains or losses on such contracts and are recorded in the consolidated balance sheets. Changes in fair value are recognized in the consolidated statements of income. The net gains recognized in income on customer-initiated derivative instruments, net of the impact of offsetting positions, were as follows:

(in millions)
Years Ended December 31	Location of Gain	2017	2016
Interest rate contracts	Other noninterest income	$24	$25
Energy contracts	Other noninterest income	2	2
Foreign exchange contracts	Foreign exchange income	45	41
Total		$71	$68

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Comerica Incorporated and Subsidiaries

Credit-Related Financial Instruments
The Corporation issues off-balance sheet financial instruments in connection with commercial and consumer lending activities. The Corporation’s credit risk associated with these instruments is represented by the contractual amounts indicated in the following table.

(in millions)
December 31	2017	2016
Unused commitments to extend credit:
Commercial and other	$22,636	$24,333
Bankcard, revolving check credit and home equity loan commitments	2,833	2,658
Total unused commitments to extend credit	$25,469	$26,991
Standby letters of credit	$3,228	$3,623
Commercial letters of credit	39	46
The Corporation maintains an allowance to cover probable credit losses inherent in lending-related commitments, including unused commitments to extend credit, letters of credit and financial guarantees. At December 31, 2017 and 2016, the allowance for credit losses on lending-related commitments, included in “accrued expenses and other liabilities” on the consolidated balance sheets, was $42 million and $41 million, respectively.
Unused Commitments to Extend Credit
Commitments to extend credit are legally binding agreements to lend to a customer, provided there is no violation of any condition established in the contract. These commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Commitments may expire without being drawn upon; therefore, the total contractual amount of commitments does not necessarily represent future cash requirements of the Corporation. Commercial and other unused commitments are primarily variable rate commitments. The allowance for credit losses on lending-related commitments included $27 million and $29 million at December 31, 2017 and 2016, respectively, for probable credit losses inherent in the Corporation’s unused commitments to extend credit.
Standby and Commercial Letters of Credit
Standby letters of credit represent conditional obligations of the Corporation which guarantee the performance of a customer to a third party. Standby letters of credit are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing and similar transactions. Commercial letters of credit are issued to finance foreign or domestic trade transactions. These contracts expire in decreasing amounts through the year 2023. The Corporation may enter into participation arrangements with third parties that effectively reduce the maximum amount of future payments which may be required under standby and commercial letters of credit. These risk participations covered $127 million and $255 million at December 31, 2017 and 2016, respectively, of the $3.3 billion and $3.7 billion of standby and commercial letters of credit outstanding at December 31, 2017 and 2016, respectively.
The carrying value of the Corporation’s standby and commercial letters of credit, included in “accrued expenses and other liabilities” on the consolidated balance sheets, totaled $40 million at December 31, 2017, including $25 million in deferred fees and $15 million in the allowance for credit losses on lending-related commitments. At December 31, 2016, the comparable amounts were $44 million, $32 million and $12 million, respectively.
The following table presents a summary of criticized standby and commercial letters of credit at December 31, 2017 and December 31, 2016. The Corporation's criticized list is consistent with the Special Mention, Substandard and Doubtful categories defined by regulatory authorities. The Corporation manages credit risk through underwriting, periodically reviewing and approving its credit exposures using Board committee approved credit policies and guidelines.

(dollar amounts in millions)	December 31, 2017	December 31, 2016
Total criticized standby and commercial letters of credit	$88	$135
As a percentage of total outstanding standby and commercial letters of credit	2.7%	3.7%
Other Credit-Related Financial Instruments
The Corporation enters into credit risk participation agreements, under which the Corporation assumes credit exposure associated with a borrower’s performance related to certain interest rate derivative contracts. The Corporation is not a party to the interest rate derivative contracts and only enters into these credit risk participation agreements in instances in which the Corporation is also a party to the related loan participation agreement for such borrowers. The Corporation manages its credit risk on the credit risk participation agreements by monitoring the creditworthiness of the borrowers, which is based on the normal credit review process had it entered into the derivative instruments directly with the borrower. The notional amount of such credit risk participation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Comerica Incorporated and Subsidiaries

agreement reflects the pro-rata share of the derivative instrument, consistent with its share of the related participated loan. As of December 31, 2017 and 2016, the total notional amount of the credit risk participation agreements was approximately $549 million and $458 million, respectively, and the fair value, included in customer-initiated interest rate contracts recorded in "accrued expenses and other liabilities" on the consolidated balance sheets, was insignificant for each period. The maximum estimated exposure to these agreements, as measured by projecting a maximum value of the guaranteed derivative instruments, assuming 100 percent default by all obligors on the maximum values, was insignificant at December 31, 2017 and $3 million at December 31, 2016, respectively. In the event of default, the lead bank has the ability to liquidate the assets of the borrower, in which case the lead bank would be required to return a percentage of the recouped assets to the participating banks. As of December 31, 2017, the weighted average remaining maturity of outstanding credit risk participation agreements was 2.6 years.
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
The Corporation accounts for its interests in LIHTC entities using the proportional amortization method. Exposure to loss as a result of the Corporation’s involvement with LIHTC entities at December 31, 2017 was limited to approximately $422 million. Ownership interests in other community development projects which generate similar tax credits to investors (other tax credit entities) are accounted for under either the cost or equity method. Exposure to loss as a result of the Corporation's involvement in other tax credit entities at December 31, 2017 was limited to approximately $7 million. The Corporation evaluated these investments for impairment after the enactment of the Tax Cuts and Jobs act and recorded an insignificant impairment.
Investment balances, including all legally binding commitments to fund future investments, are included in “accrued income and other assets” on the consolidated balance sheets. A liability is recognized in “accrued expenses and other liabilities” on the consolidated balance sheets for all legally binding unfunded commitments to fund tax credit entities ($165 million at December 31, 2017). Amortization and other write-downs of LIHTC investments are presented on a net basis as a component of the "provision for income taxes" on the consolidated statements of income, while amortization and write-downs of other tax credit investments are recorded in “other noninterest income." The income tax credits and deductions are recorded as a reduction of income tax expense and a reduction of federal income taxes payable.
The Corporation provided no financial or other support that was not contractually required to any of the above VIEs during the years ended December 31, 2017, 2016 and 2015.
The following table summarizes the impact of these tax credit entities on line items on the Corporation’s consolidated statements of income.

(in millions)
Years Ended December 31	2017	2016	2015
Other noninterest income:
Amortization of other tax credit investments	$2	$(1)	$1
Provision for income taxes:
Amortization of LIHTC Investments	67	66	62
Low income housing tax credits	(63)	(62)	(61)
Other tax benefits related to tax credit entities	(24)	(26)	(22)
Total provision for income taxes	$(20)	$(22)	$(21)
For further information on the Corporation’s consolidation policy, see Note 1.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Comerica Incorporated and Subsidiaries

NOTE 10 - DEPOSITS
At December 31, 2017, the scheduled maturities of certificates of deposit and other deposits with a stated maturity were as follows:

(in millions)
Years Ending December 31
2018	$1,855
2019	200
2020	66
2021	28
2022	16
Thereafter	15
Total	$2,180
A maturity distribution of domestic certificates of deposit of $100,000 and over follows:

(in millions)
December 31	2017	2016
Three months or less	$355	$510
Over three months to six months	207	322
Over six months to twelve months	319	449
Over twelve months	130	230
Total	$1,011	$1,511
The aggregate amount of domestic certificates of deposit that meet or exceed the current FDIC insurance limit of $250,000 was $462 million and $882 million at December 31, 2017 and 2016, respectively. All foreign office time deposits of $15 million and $19 million at December 31, 2017 and 2016, respectively, were in denominations of $250,000 or more.
NOTE 11 - SHORT-TERM BORROWINGS
Federal funds purchased and securities sold under agreements to repurchase generally mature within one to four days from the transaction date. Other short-term borrowings, which may consist of borrowed securities and short-term notes, generally mature within one to 120 days from the transaction date.
At December 31, 2017, Comerica Bank (the Bank), a wholly-owned subsidiary of the Corporation, had pledged loans totaling $21.3 billion which provided for up to $17.2 billion of available collateralized borrowing with the FRB.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Comerica Incorporated and Subsidiaries

The following table provides a summary of short-term borrowings.

(dollar amounts in millions)	Federal Funds Purchased and Securities Sold Under Agreements to Repurchase	Other Short-term Borrowings
December 31, 2017
Amount outstanding at year-end	$10	$—
Weighted average interest rate at year-end	1.43%	—%
Maximum month-end balance during the year	$41	$1,024
Average balance outstanding during the year	20	257
Weighted average interest rate during the year	1.02%	1.15%
December 31, 2016
Amount outstanding at year-end	$25	$—
Weighted average interest rate at year-end	0.54%	—%
Maximum month-end balance during the year	$25	$501
Average balance outstanding during the year	15	123
Weighted average interest rate during the year	0.47%	0.45%
December 31, 2015
Amount outstanding at year-end	$23	$—
Weighted average interest rate at year-end	0.38%	—%
Maximum month-end balance during the year	$109	$—
Average balance outstanding during the year	93	—
Weighted average interest rate during the year	0.05%	—%
NOTE 12 - MEDIUM- AND LONG-TERM DEBT
Medium- and long-term debt is summarized as follows:

(in millions)
December 31	2017	2016
Parent company
Subordinated notes:
3.80% subordinated notes due 2026 (a)	$255	$256
Medium-term notes:
2.125% notes due 2019 (a)	347	348
Total parent company	602	604
Subsidiaries
Subordinated notes:
5.20% subordinated notes due 2017 (a)	—	511
4.00% subordinated notes due 2025 (a)	347	347
7.875% subordinated notes due 2026 (a)	208	215
Total subordinated notes	555	1,073
Medium-term notes:
2.50% notes due 2020 (a)	665	667
FHLB advances:
Floating-rate based on FHLB auction rate due 2026	2,800	2,800
Other notes:
6.0% - 6.4% fixed-rate notes due 2018 to 2020	—	16
Total subsidiaries	4,020	4,556
Total medium- and long-term debt	$4,622	$5,160

(a)
The fixed interest rates on these notes have been swapped to a variable rate and designated in a hedging relationship. Accordingly, carrying value has been adjusted to reflect the change in the fair value of the debt as a result of changes in the benchmark rate.

Subordinated notes with remaining maturities greater than one year qualify as Tier 2 capital.
The Bank is a member of the FHLB, which provides short- and long-term funding to its members through advances collateralized by real-estate related assets. The interest rate on each FHLB advance resets every four weeks, based on the FHLB auction rate, with the reset date of each note scheduled at one-week intervals. At December 31, 2017 the weighted-average rate on these advances was 1.41%. Each note may be prepaid in full, without penalty, at each scheduled reset date. Borrowing capacity

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Comerica Incorporated and Subsidiaries

is contingent upon the amount of collateral available to be pledged to the FHLB. At December 31, 2017, $15.6 billion of real estate-related loans were pledged to the FHLB as blanket collateral for current and potential future borrowings of approximately $5.2 billion.
Unamortized debt issuance costs deducted from the carrying amount of medium- and long-term debt totaled $5 million and $7 million at December 31, 2017 and 2016, respectively.
At December 31, 2017, the principal maturities of medium- and long-term debt were as follows:

(in millions)
Years Ending December 31
2018	$—
2019	350
2020	675
2021	—
2022	—
Thereafter	3,550
Total	$4,575
NOTE 13 - SHAREHOLDERS’ EQUITY
The Federal Reserve completed its 2017 Comprehensive Capital Analysis and Review (CCAR) in June 2017 and did not object to the Corporation's 2017/2018 capital plan and capital distributions contemplated in the plan for the period ending June 30, 2018. The plan includes equity repurchases of up to $605 million for the four-quarter period commencing in the third quarter 2017 and ending in the second quarter 2018. During the year ended December 31, 2017, the Corporation had repurchased $531 million under the equity repurchase program.
Repurchases of common stock under the equity repurchase program authorized in 2010 by the Board of Directors of the Corporation totaled 7.3 million shares at an average price paid of $72.44 in 2017, 6.6 million shares at an average price paid of $46.09 per share in 2016 and 5.1 million shares at an average price paid of $45.65 per share in 2015. The Corporation also repurchased 500,000 warrants at an average price paid of $20.70 in 2015. There is no expiration date for the Corporation's equity repurchase program.
At December 31, 2017, the Corporation had 1.0 million warrants outstanding to purchase 906,000 common shares at a weighted-average exercise price of $29.42. Outstanding warrants were exercisable at the date of grant and expire in 2018. Approximately 1.8 million, 2.3 million and 934,000 shares of common stock were issued upon exercise of warrants in 2017, 2016 and 2015, respectively.
At December 31, 2017, the Corporation had 906,000 shares of common stock reserved for warrant exercises, 5.1 million shares of common stock reserved for stock option exercises and restricted stock unit vesting and 1.2 million shares of restricted stock outstanding to employees and directors under share-based compensation plans.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Comerica Incorporated and Subsidiaries

NOTE 14 - ACCUMULATED OTHER COMPREHENSIVE LOSS
The following table presents a reconciliation of the changes in the components of accumulated other comprehensive loss and details the components of other comprehensive income (loss) for the year ended December 31, 2017, 2016 and 2015, including the amount of income tax expense (benefit) allocated to each component of other comprehensive income (loss).

(in millions)
Years Ended December 31	2017	2016	2015
Accumulated net unrealized (losses) gains on investment securities:
Balance at beginning of period, net of tax	$(33)	$9	$37

Net unrealized holding losses arising during the period	(81)	(70)	(55)
Less: Benefit for income taxes	(27)	(26)	(21)
Net unrealized holding losses arising during the period, net of tax	(54)	(44)	(34)
Less:
Net realized losses included in net securities losses	—	—	(2)
Less: Benefit for income taxes	—	—	(1)
Reclassification adjustment for net securities losses included in net income, net of tax	—	—	(1)
Less:
Net losses realized as a yield adjustment in interest on investment securities	(3)	(3)	(8)
Less: Benefit for income taxes	(1)	(1)	(3)
Reclassification adjustment for net losses realized as a yield adjustment included in net income, net of tax	(2)	(2)	(5)
Change in net unrealized losses on investment securities, net of tax	(52)	(42)	(28)
Reclassification of certain deferred tax effects (a)	(16)	—	—
Balance at end of period, net of tax	$(101)	$(33)	$9

Accumulated defined benefit pension and other postretirement plans adjustment:
Balance at beginning of period, net of tax	$(350)	$(438)	$(449)

Actuarial gain (loss) arising during the period	72	(134)	(57)
Prior service credit arising during the period	—	234	3
Net defined benefit pension and other postretirement adjustment arising during the period	72	100	(54)
Less: Provision (benefit) for income taxes	17	37	(19)
Net defined benefit pension and other postretirement adjustment arising during the period, net of tax	55	63	(35)
Amounts recognized in salaries and benefits expense:
Amortization of actuarial net loss	51	46	70
Amortization of prior service (credit) cost	(27)	(7)	1
Total amounts recognized in salaries and benefits expense	24	39	71
Less: Provision for income taxes	8	14	25
Adjustment for amounts recognized as components of net periodic benefit cost during the period, net of tax	16	25	46
Change in defined benefit pension and other postretirement plans adjustment, net of tax	71	88	11
Reclassification of certain deferred tax effects (a)	(71)	—	—
Balance at end of period, net of tax	$(350)	$(350)	$(438)
Total accumulated other comprehensive loss at end of period, net of tax	$(451)	$(383)	$(429)

(a)	Amounts reclassified to retained earnings due to early adoption of ASU 2018-02. For further information, refer to Note 1.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Comerica Incorporated and Subsidiaries

NOTE 15 - NET INCOME PER COMMON SHARE
Basic and diluted net income per common share are presented in the following table.

(in millions, except per share data)
Years Ended December 31	2017	2016	2015
Basic and diluted
Net income	$743	$477	$521
Less income allocated to participating securities	5	4	6
Net income attributable to common shares	$738	$473	$515

Basic average common shares	174	172	176

Basic net income per common share	$4.23	$2.74	$2.93

Basic average common shares	174	172	176
Dilutive common stock equivalents:
Net effect of the assumed exercise of stock options	3	2	2
Net effect of the assumed exercise of warrants	1	3	3
Diluted average common shares	178	177	181

Diluted net income per common share	$4.14	$2.68	$2.84
The following average shares related to outstanding options to purchase shares of common stock were not included in the computation of diluted net income per common share because the options were anti-dilutive for the period. There were no anti-dilutive options for the year ended December 31, 2017.

(shares in millions)
Years Ended December 31	2016	2015
Average outstanding options	3.3	5.1
Range of exercise prices	$37.26 - $59.86	$46.68 - $60.82
NOTE 16 - SHARE-BASED COMPENSATION
Share-based compensation expense is charged to “salaries and benefits” expense on the consolidated statements of income. The components of share-based compensation expense for all share-based compensation plans and related tax benefits are as follows:

(in millions)
Years Ended December 31	2017	2016	2015
Total share-based compensation expense	$39	$34	$38
Related tax benefits recognized in net income	$14	$13	$14
The following table summarizes unrecognized compensation expense for all share-based plans.

(dollar amounts in millions)	December 31, 2017
Total unrecognized share-based compensation expense	$40
Weighted-average expected recognition period (in years)	2.8
The Corporation has share-based compensation plans under which it awards shares of restricted stock and restricted stock units to executive officers, directors and key personnel, and stock options to executive officers and key personnel of the Corporation and its subsidiaries. Restricted stock and restricted stock units vest over periods ranging from one year to five years, and stock options vest over periods ranging from one year to four years. The maturity of each option is determined at the date of grant; however, no options may be exercised later than ten years from the date of grant. The options may have restrictions regarding exercisability. The plans originally provided for a grant of up to 19.4 million common shares, plus shares under certain plans that are forfeited, expire or are canceled, which become available for re-grant. At December 31, 2017, 9.5 million shares were available for grant.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Comerica Incorporated and Subsidiaries

The Corporation used a binomial model to value stock options granted in the periods presented. Option valuation models require several inputs, including the expected stock price volatility, and changes in input assumptions can materially affect the fair value estimates. The model used may not necessarily provide a reliable single measure of the fair value of employee and director stock options. The risk-free interest rate assumption used in the binomial option-pricing model as outlined in the table below was based on the federal ten-year treasury interest rate. The expected dividend yield was based on the historical and projected long-term dividend yield patterns of the Corporation’s common shares. Expected volatility assumptions considered both the historical volatility of the Corporation’s common stock over a ten-year period and implied volatility based on actively traded options on the Corporation’s common stock with pricing terms and trade dates similar to the stock options granted. Expected option life was based on historical exercise activity over the contractual term of the option grant (10 years), excluding certain forced transactions.
The estimated weighted-average grant-date fair value per option and the underlying binomial option-pricing model assumptions are summarized in the following table:

Years Ended December 31	2017	2016	2015
Weighted-average grant-date fair value per option	$19.61	$9.94	$11.31
Weighted-average assumptions:
Risk-free interest rates	2.47%	2.01%	1.83%
Expected dividend yield	3.00	3.00	3.00
Expected volatility factors of the market price of Comerica common stock	34	38	33
Expected option life (in years)	7.0	6.9	6.9
A summary of the Corporation’s stock option activity and related information for the year ended December 31, 2017 follows:

		Weighted-Average
	Number of Options (in thousands)	Exercise Price per Share	Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Outstanding-January 1, 2017	6,892	$37.24
Granted	430	67.67
Forfeited or expired	(57)	48.74
Exercised	(3,092)	37.45
Outstanding-December 31, 2017	4,173	40.06	5.9	$195
Exercisable-December 31, 2017	2,347	$36.27	4.3	$119
The aggregate intrinsic value of outstanding options shown in the table above represents the total pretax intrinsic value at December 31, 2017, based on the Corporation’s closing stock price of $86.81 at December 31, 2017.
The total intrinsic value of stock options exercised was $104 million, $46 million and $12 million for the years ended December 31, 2017, 2016 and 2015, respectively.
A summary of the Corporation’s restricted stock activity and related information for the year ended December 31, 2017 follows:

	Number of Shares (in thousands)	Weighted-Average Grant-Date Fair Value per Share
Outstanding-January 1, 2017	1,591	$37.20
Granted	237	67.83
Forfeited	(59)	42.53
Vested	(526)	35.28
Outstanding-December 31, 2017	1,243	$43.59
The total fair value of restricted stock awards that fully vested was $19 million, $22 million and $18 million for the years ended December 31, 2017, 2016 and 2015, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Comerica Incorporated and Subsidiaries

A summary of the Corporation's restricted stock unit activity and related information for the year ended December 31, 2017 follows:

	Service-Based Units		Performance-Based Units
	Number of Units (in thousands)	Weighted-Average Grant-Date Fair Value per Share	Number of Units (in thousands)	Weighted-Average Grant-Date Fair Value per Share
Outstanding-January 1, 2017	180	$39.61	781	$39.47
Granted	19	75.06	149	66.07
Vested	—	—	(212)	48.32
Outstanding-December 31, 2017	199	43.00	718	42.39
The total fair value of restricted stock units that fully vested was $10 million and $11 million for the years ended December 31, 2017 and 2016, respectively. There were no restricted stock units that vested in 2015.
The Corporation expects to satisfy the exercise of stock options, the vesting of restricted stock units and future grants of restricted stock by issuing shares of common stock out of treasury. At December 31, 2017, the Corporation held 55.3 million shares in treasury.
For further information on the Corporation’s share-based compensation plans, refer to Note 1.
NOTE 17 - EMPLOYEE BENEFIT PLANS
Defined Benefit Pension and Postretirement Benefit Plans
The Corporation has a qualified and non-qualified defined benefit pension plan. Prior to January 1, 2017, the plans were in effect for substantially all salaried employees hired before January 1, 2007. In October 2016, the Corporation modified its defined benefit pension plans to freeze final average pay benefits as of December 31, 2016, other than for participants who were age 60 or older as of December 31, 2016, and added a cash balance plan provision effective January 1, 2017. Active pension plan participants 60 years or older as of December 31, 2016 receive the greater of the final average pay formula or the frozen final average pay benefit as of December 31, 2016 plus the cash balance benefit earned after January 1, 2017. Employees participating in the retirement account plan as of December 31, 2016 were eligible to participate in the cash balance pension plan effective January 1, 2017. Benefits earned under the cash balance pension formula, in the form of an account balance, include contribution credits based on eligible pay earned each month, age and years of service and monthly interest credits based on the 30-year Treasury rate. Salaries and benefits expense included defined benefit pension income of $18 million for the year ended December 31, 2017 and expense of $6 million and $47 million in the years ended December 31, 2016 and 2015, respectively, for the plans.
The Corporation’s postretirement benefit plan continues to provide postretirement health care and life insurance benefits for retirees as of December 31, 1992. The plan also provides certain postretirement health care and life insurance benefits for a limited number of retirees who retired prior to January 1, 2000. For all other employees hired prior to January 1, 2000, a nominal benefit is provided. Employees hired on or after January 1, 2000 and prior to January 1, 2007 are eligible to participate in the plan on a full contributory basis until Medicare-eligible based on age and service. Employees hired on or after January 1, 2007 are not eligible to participate in the plan. The Corporation funds the pre-1992 retiree plan benefits with bank-owned life insurance. Employee benefits expense included no postretirement benefit expense for each of the years ended December 31, 2017 and 2016, and $1 million for the year ended December 31, 2015.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Comerica Incorporated and Subsidiaries

The following table sets forth reconciliations of plan assets and the projected benefit obligation, the weighted-average assumptions used to determine year-end benefit obligations, and the amounts recognized in accumulated other comprehensive income (loss) for the Corporation’s defined benefit pension plans and postretirement benefit plan at December 31, 2017 and 2016. The Corporation used a measurement date of December 31, 2017 for these plans.

	Defined Benefit Pension Plans
	Qualified		Non-Qualified		Postretirement Benefit Plan
(dollar amounts in millions)	2017	2016	2017	2016	2017	2016
Change in fair value of plan assets:
Fair value of plan assets at January 1	$2,453	$2,346	$—	$—	$62	$61
Actual return on plan assets	396	200	—	—	2	2
Employer contributions	—	—	—	—	1	4
Benefits paid	(102)	(93)	—	—	(5)	(5)
Fair value of plan assets at December 31	$2,747	$2,453	$—	$—	$60	$62
Change in projected benefit obligation:
Projected benefit obligation at January 1	$1,902	$1,916	$201	$222	$55	$59
Service cost	29	31	2	3	—	—
Interest cost	78	87	8	10	2	3
Actuarial loss (gain)	154	161	12	11	(1)	(2)
Benefits paid	(102)	(93)	(11)	(11)	(5)	(5)
Plan change	—	(200)	—	(34)	—	—
Projected benefit obligation at December 31	$2,061	$1,902	$212	$201	$51	$55
Accumulated benefit obligation	$2,052	$1,894	$209	$198	$51	$55
Funded status at December 31 (a) (b)	$686	$551	$(212)	$(201)	$9	$7
Weighted-average assumptions used:
Discount rate	3.74%	4.23%	3.74%	4.23%	3.55%	3.92%
Rate of compensation increase	3.75	3.50	3.75	3.50	n/a	n/a
Healthcare cost trend rate:
Cost trend rate assumed for next year	n/a	n/a	n/a	n/a	6.50	6.50
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	n/a	n/a	n/a	n/a	4.50	5.00
Year when rate reaches the ultimate trend rate	n/a	n/a	n/a	n/a	2027	2027
Amounts recognized in accumulated other comprehensive income (loss) before income taxes:
Net actuarial loss	$(548)	$(673)	$(85)	$(82)	$(19)	$(20)
Prior service credit	159	178	42	50	1	1
Balance at December 31	$(389)	$(495)	$(43)	$(32)	$(18)	$(19)

(a)	Based on projected benefit obligation for defined benefit pension plans and accumulated benefit obligation for postretirement benefit plan.

(b)
The Corporation recognizes the overfunded and underfunded status of the plans in “accrued income and other assets” and “accrued expenses and other liabilities,” respectively, on the consolidated balance sheets.

n/a - not applicable
Because the non-qualified defined benefit pension plan has no assets, the accumulated benefit obligation exceeded the fair value of plan assets at December 31, 2017 and December 31, 2016.
The following table details the changes in plan assets and benefit obligations recognized in other comprehensive income (loss) for the year ended December 31, 2017.

	Defined Benefit Pension Plans
(in millions)	Qualified	Non-Qualified	Postretirement Benefit Plan	Total
Actuarial gain (loss) arising during the period	$82	$(11)	$1	$72
Amortization of net actuarial loss	43	8	—	51
Amortization of prior service credit	(19)	(8)	—	(27)
Total recognized in other comprehensive income (loss)	$106	$(11)	$1	$96

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Comerica Incorporated and Subsidiaries

Components of net periodic defined benefit cost and postretirement benefit cost, the actual return on plan assets and the weighted-average assumptions used were as follows:

	Defined Benefit Pension Plans
(dollar amounts in millions)	Qualified			Non-Qualified
Years Ended December 31	2017	2016	2015	2017	2016	2015
Service cost	$29	$31	$35	$2	$3	$4
Interest cost	78	87	88	8	10	10
Expected return on plan assets	(159)	(163)	(159)	—	—	—
Amortization of prior service (credit) cost	(19)	(2)	4	(8)	(5)	(4)
Amortization of net loss	43	38	59	8	7	10
Net periodic defined benefit (credit) cost	$(28)	$(9)	$27	$10	$15	$20
Actual return on plan assets	$396	$200	$(73)	n/a	n/a	n/a
Actual rate of return on plan assets	16.48%	8.66%	(2.95)%	n/a	n/a	n/a
Weighted-average assumptions used:
Discount rate	4.23%	4.53%	4.28%	4.23%	4.53%	4.28%
Expected long-term return on plan assets	6.50	6.75	6.75	n/a	n/a	n/a
Rate of compensation increase	3.50	3.75	3.75	3.50	3.75	3.75
n/a - not applicable

(dollar amounts in millions)	Postretirement Benefit Plan
Years Ended December 31	2017	2016	2015
Interest cost	$2	$3	$3
Expected return on plan assets	(3)	(4)	(4)
Amortization of prior service cost	—	—	1
Amortization of net loss	1	1	1
Net periodic postretirement benefit cost	$—	$—	$1
Actual return on plan assets	$2	$2	$—
Actual rate of return on plan assets	3.52%	2.83%	(0.53)%
Weighted-average assumptions used:
Discount rate	3.92%	4.53%	3.99%
Expected long-term return on plan assets	5.00	5.00	5.00
Healthcare cost trend rate:
Cost trend rate assumed	6.50	7.00	7.00
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	4.50	5.00	5.00
Year that the rate reaches the ultimate trend rate	2027	2027	2026
The expected long-term rate of return of plan assets is the average rate of return expected to be realized on funds invested or expected to be invested over the life of the plan, which has an estimated duration of approximately 12 years as of December 31, 2017. The expected long-term rate of return on plan assets is set after considering both long-term returns in the general market and long-term returns experienced by the assets in the plan. The returns on the various asset categories are blended to derive one long-term rate of return. The Corporation reviews its pension plan assumptions on an annual basis with its actuarial consultants to determine if assumptions are reasonable and adjusts the assumptions to reflect changes in future expectations.
The estimated portion of balances remaining in accumulated other comprehensive income (loss) that are expected to be recognized as a component of net periodic benefit cost in the year ended December 31, 2018 are as follows:

	Defined Benefit Pension Plans
(in millions)	Qualified	Non-Qualified	Postretirement Benefit Plan	Total
Net loss	$51	$8	$1	$60
Prior service credit	(19)	(8)	—	(27)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Comerica Incorporated and Subsidiaries

Assumed healthcare cost trend rates have a significant effect on the amounts reported for the postretirement benefit plan. A one-percentage-point change in 2017 assumed healthcare and prescription drug cost trend rates would have the following effects.

	One-Percentage-Point
(in millions)	Increase	Decrease
Effect on postretirement benefit obligation	$3	$(2)
Effect on total service and interest cost	—	—
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
U.S. Treasury and other U.S. government agency securities
Level 1 securities include U.S. Treasury securities that are traded by dealers or brokers in active over-the-counter markets. Fair value measurement is based upon quoted prices in an active market exchange, such as the New York Stock Exchange. Level 2 securities include debt securities issued by U.S. government agencies and U.S. government-sponsored entities. The fair value of Level 2 securities is determined using quoted prices of securities with similar characteristics, or pricing models based on observable market data inputs, primarily interest rates and spreads.
Corporate and municipal bonds and notes
Fair value measurement is based upon quoted prices of securities with similar characteristics or pricing models based on observable market data inputs, primarily interest rates, spreads and prepayment information. Level 2 securities include corporate bonds, municipal bonds, foreign bonds and foreign notes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Comerica Incorporated and Subsidiaries

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
 Collective investment funds
Fair value measurement is based upon the NAV provided by the administrator of the fund as a practical expedient to estimate fair value. There are no unfunded commitments or redemption restrictions on the collective investment funds. The investments are redeemable daily.
 Fair Values
The fair values of the Corporation’s qualified defined benefit pension plan investments measured at fair value on a recurring basis at December 31, 2017 and 2016, by asset category and level within the fair value hierarchy, are detailed in the table below.

(in millions)	Total	Level 1	Level 2	Level 3
December 31, 2017
Equity securities:
Mutual funds	$1	$1	$—	$—
Common stock	961	961	—	—
Fixed income securities:
U.S. Treasury and other U.S. government agency securities	456	451	5	—
Corporate and municipal bonds and notes	765	—	765	—
Mortgage-backed securities	25	—	25	—
Private placements	80	—	—	80
Total investments in the fair value hierarchy	2,288	$1,413	$795	$80

Investments measured at net asset value:
Collective investment funds	455
Total investments at fair value	$2,743
December 31, 2016
Cash equivalent securities:
Commercial paper	$2	$—	$2	$—
Common stock	850	850	—	—
Fixed income securities:
U.S. Treasury and other U.S. government agency securities	377	366	11	—
Corporate and municipal bonds and notes	710	—	710	—
Mortgage-backed securities	23	—	23	—
Private placements	71	—	—	71
Total investments in the fair value hierarchy	2,033	$1,216	$746	$71

Investments measured at net asset value:
Collective investment funds	415
Total investments at fair value	$2,448

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Comerica Incorporated and Subsidiaries

The table below provides a summary of changes in the Corporation’s qualified defined benefit pension plan’s Level 3 investments measured at fair value on a recurring basis for the years ended December 31, 2017 and 2016.

	Balance at Beginning of Period					Balance at End of Period
		Net Gains (Losses)
(in millions)		Realized	Unrealized	Purchases	Sales
Year Ended December 31, 2017
Private placements	$71	$2	$3	$77	$(73)	$80
Year Ended December 31, 2016
Private placements	$105	$1	$3	$64	$(102)	$71
There were no assets in the non-qualified defined benefit pension plan at December 31, 2017 and 2016. The postretirement benefit plan is fully invested in bank-owned life insurance policies. The fair value of bank-owned life insurance policies is based on the cash surrender values of the policies as reported by the insurance companies and is classified in Level 2 of the fair value hierarchy.
Cash Flows
The Corporation currently expects to make no employer contributions to the qualified and non-qualified defined benefit pension plans and postretirement benefit plan for the year ended December 31, 2018.

	Estimated Future Benefit Payments
(in millions) Years Ended December 31	Qualified Defined Benefit Pension Plan	Non-Qualified Defined Benefit Pension Plan	Postretirement Benefit Plan (a)
2018	$120	$11	$6
2019	123	12	5
2020	125	13	5
2021	127	13	5
2022	130	13	5
2023 - 2027	665	66	19

(a)	Estimated benefit payments in the postretirement benefit plan are net of estimated Medicare subsidies.
Defined Contribution Plans
Substantially all of the Corporation’s employees are eligible to participate in the Corporation’s principal defined contribution plan (a 401(k) plan). Under this plan, the Corporation makes core matching cash contributions of 100 percent of the first 4 percent of qualified earnings contributed by employees (up to the current IRS compensation limit), invested based on employee investment elections. Employee benefits expense included expense for the plan of $21 million for the year ended December 31, 2017 and $22 million for each of the years ended December 31, 2016 and 2015.
Through December 31, 2016, the Corporation also provided a retirement account plan for the benefit of substantially all employees who worked at least 1,000 hours in a plan year and were not accruing a benefit in the defined benefit pension plan. Under the retirement account plan, the Corporation made an annual discretionary allocation to the individual account of each eligible employee ranging from 3 percent to 8 percent of annual compensation, determined based on combined age and years of service. The allocations were invested based on employee investment elections. Employees participating in the retirement account plan as of December 31, 2016 were eligible to participate in the cash balance pension plan effective January 1, 2017. Final retirement account plan balances were transferred to the Corporation's 401(k) plan in the first quarter of 2017. Contributions to the retirement account plan ceased for periods beginning after December 31, 2016. The Corporation recognized $10 million of employee benefits expense in both of the years ended December 31, 2016 and 2015.
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
The current and deferred components of the provision for income taxes were as follows:

(in millions)
December 31	2017	2016	2015
Current:
Federal	$371	$224	$275
Foreign	5	5	5
State and local	36	15	20
Total current	412	244	300
Deferred:
Federal	(26)	(49)	(68)
State and local	(2)	(2)	(3)
Remeasurement of deferred taxes	107	—	—
Total deferred	79	(51)	(71)
Total	$491	$193	$229
Income before income taxes of $1.2 billion for the year ended December 31, 2017 included $24 million of foreign-source income.
The provision for income taxes for the year ended December 31, 2017 included a $107 million charge to adjust deferred taxes as a result of the enactment of the Tax Cuts and Jobs Act. Refer to Note 1 for further details.
The income tax provision on securities transactions for the years ended December 31, 2017, 2016 and 2015 were benefits of $1 million, $2 million and $1 million, respectively.
The provision for income taxes does not reflect the tax effects of unrealized gains and losses on investment securities available-for-sale or the change in defined benefit pension and other postretirement plans adjustment included in accumulated other comprehensive loss. Refer to Note 14 for additional information on accumulated other comprehensive loss.
The provision for income taxes for 2017 included a benefit of $35 million related to employee stock transactions as a result of new accounting guidance for stock compensation. For the years ended December 31, 2016 and 2015, tax effects of employee stock transactions of $4 million and $3 million, respectively, were recorded in shareholders' equity.
A reconciliation of expected income tax expense at the federal statutory rate to the Corporation’s provision for income taxes and effective tax rate follows:

(dollar amounts in millions)	2017		2016		2015
Years Ended December 31	Amount	Rate	Amount	Rate	Amount	Rate
Tax based on federal statutory rate	$432	35.0%	$235	35.0%	$262	35.0%
Remeasurement of deferred taxes	107	8.7	—	—	—	—
State income taxes	22	1.8	8	1.2	10	1.3
Employee stock transactions	(35)	(2.8)	—	—	—	—
Affordable housing and historic credits	(21)	(1.7)	(22)	(3.3)	(22)	(2.9)
Bank-owned life insurance	(16)	(1.3)	(15)	(2.3)	(15)	(2.0)
Lease termination transactions	(2)	(0.2)	(15)	(2.2)	(5)	(0.7)
Tax-related interest and penalties	4	0.3	3	0.5	1	0.1
Other	—	—	(1)	(0.1)	(2)	(0.3)
Provision for income taxes	$491	39.8%	$193	28.8%	$229	30.5%
The liability for tax-related interest and penalties included in “accrued expenses and other liabilities” on the consolidated balance sheets was $10 million and $7 million at December 31, 2017 and 2016, respectively.
In the ordinary course of business, the Corporation enters into certain transactions that have tax consequences. From time to time, the Internal Revenue Service (IRS) may review and/or challenge specific interpretive tax positions taken by the Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Comerica Incorporated and Subsidiaries

with respect to those transactions. The Corporation believes that its tax returns were filed based upon applicable statutes, regulations and case law in effect at the time of the transactions. The IRS, an administrative authority or a court, if presented with the transactions, could disagree with the Corporation’s interpretation of the tax law.
A reconciliation of the beginning and ending amount of net unrecognized tax benefits follows:

(in millions)	2017	2016	2015
Balance at January 1	$15	$22	$14
Increase as a result of tax positions taken during a prior period	4	—	8
Decrease related to settlements with tax authorities	(8)	(7)	—
Other	(1)	—	—
Balance at December 31	$10	$15	$22
The Corporation anticipates that it is reasonably possible that settlements with tax authorities will result in a $1 million decrease in net unrecognized tax benefits within the next twelve months.
After consideration of the effect of the federal tax benefit available on unrecognized state tax benefits, the total amount of unrecognized tax benefits that, if recognized, would affect the Corporation’s effective tax rate was approximately $8 million and $4 million at December 31, 2017 and 2016, respectively.
The following tax years for significant jurisdictions remain subject to examination as of December 31, 2017:

Jurisdiction	Tax Years
Federal	2014-2016
California	2005-2016
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
The principal components of deferred tax assets and liabilities were as follows:

(in millions)
December 31	2017	2016
Deferred tax assets:
Allowance for loan losses	$150	$256
Deferred compensation	49	91
Deferred loan origination fees and costs	6	20
Net unrealized losses on investment securities available-for-sale	31	20
Other temporary differences, net	57	76
Total deferred tax asset before valuation allowance	293	463
Valuation allowance	(3)	(3)
Total deferred tax assets	290	460
Deferred tax liabilities:
Lease financing transactions	(76)	(150)
Defined benefit plans	(72)	(82)
Allowance for depreciation	(1)	(11)
Total deferred tax liabilities	(149)	(243)
Net deferred tax asset	$141	$217
Deferred tax assets included state net operating loss carryforwards of $4 million at both December 31, 2017 and December 31, 2016. The carryforwards expire between 2018 and 2027. The Corporation believes it is more likely than not that the benefit from certain of these state net operating loss carryforwards will not be realized and, accordingly, maintained a valuation allowance of $3 million at both December 31, 2017 and December 31, 2016. For further information on the Corporation’s valuation policy for deferred tax assets, refer to Note 1.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Comerica Incorporated and Subsidiaries

NOTE 19 - TRANSACTIONS WITH RELATED PARTIES
The Corporation’s banking subsidiaries had, and expect to have in the future, transactions with the Corporation’s directors and executive officers, companies with which these individuals are associated, and certain related individuals. Such transactions were made in the ordinary course of business and included extensions of credit, leases and professional services. With respect to extensions of credit, all were made on substantially the same terms, including interest rates and collateral, as those prevailing at the same time for comparable transactions with other customers and did not, in management’s opinion, involve more than normal risk of collectibility or present other unfavorable features. The aggregate amount of loans attributable to persons who were related parties at December 31, 2017, totaled $108 million at the beginning of 2017 and $66 million at the end of 2017. During 2017, new loans to related parties aggregated $637 million and repayments totaled $679 million.
NOTE 20 - REGULATORY CAPITAL AND RESERVE REQUIREMENTS
Reserves required to be maintained and/or deposited with the FRB are classified in interest-bearing deposits with banks. These reserve balances vary, depending on the level of customer deposits in the Corporation’s banking subsidiaries. The average required reserve balances were $572 million and $518 million for the years ended December 31, 2017 and 2016, respectively.
Banking regulations limit the transfer of assets in the form of dividends, loans or advances from the bank subsidiaries to the parent company. Under the most restrictive of these regulations, the aggregate amount of dividends which can be paid to the parent company, with prior approval from bank regulatory agencies, approximated $7 million at January 1, 2018, plus 2018 net profits. Substantially all the assets of the Corporation’s banking subsidiaries are restricted from transfer to the parent company of the Corporation in the form of loans or advances.
The Corporation’s subsidiary banks declared dividends of $907 million, $545 million and $437 million in 2017, 2016 and 2015, respectively.
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
Under Basel III, there are three categories of risk-based capital: CET1 capital, Tier 1 capital and Tier 2 capital. CET1 capital predominantly includes common shareholders' equity, less certain deductions for goodwill, intangible assets and deferred tax assets that arise from net operating losses and tax credit carry-forwards. Additionally, the Corporation has elected to permanently exclude capital in accumulated other comprehensive income related to debt and equity securities classified as available-for-sale as well as for defined benefit postretirement plans from CET1, an option available to standardized approach entities under Basel III. Tier 1 capital incrementally includes noncumulative perpetual preferred stock. Tier 2 capital includes Tier 1 capital as well as subordinated debt qualifying as Tier 2 and qualifying allowance for credit losses. Total capital is Tier 1 capital plus Tier 2 capital. In addition to the minimum risk-based capital requirements, the Corporation is required to maintain a minimum capital conservation buffer, in the form of common equity, in order to avoid restrictions on capital distributions and discretionary bonuses. The required amount of the capital conservation buffer is being phased in and ultimately increasing to 2.5% on January 1, 2019.
Quantitative measures established by regulation to ensure capital adequacy require the maintenance of minimum amounts and ratios of CET1, Tier 1 and total capital (as defined in the regulations) to average and/or risk-weighted assets. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Corporation’s financial statements. At December 31, 2017 and 2016, the Corporation and its U.S. banking subsidiaries exceeded the ratios required for an institution to be considered “well capitalized” For U.S. banking subsidiaries, those requirements were total risk-based capital, Tier 1 risk-based capital, CET1 risk-based capital and leverage ratios greater than 10 percent, 8 percent, 6.5 percent and 5 percent, respectively, at December 31, 2017 and 2016. For the Corporation, requirements to be considered "well capitalized" were total risk-based capital and Tier 1 risk-based capital ratios greater than 10 percent and 6 percent, respectively, at December 31, 2017 and 2016. There have been no conditions or events since December 31, 2017 that management believes have changed the capital adequacy classification of the Corporation or its U.S. banking subsidiaries.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Comerica Incorporated and Subsidiaries

The following is a summary of the capital position of the Corporation and Comerica Bank, its principal banking subsidiary.

(dollar amounts in millions)	Comerica Incorporated (Consolidated)	Comerica Bank
December 31, 2017
CET1 capital (minimum $3.0 billion (Consolidated))	$7,773	$7,121
Tier 1 capital (minimum-$4.0 billion (Consolidated))	7,773	7,121
Total capital (minimum-$5.3 billion (Consolidated))	9,211	8,378
Risk-weighted assets	66,575	66,447
Average assets (fourth quarter)	71,372	71,181
CET1 capital to risk-weighted assets (minimum-4.5%)	11.68%	10.72%
Tier 1 capital to risk-weighted assets (minimum-6.0%)	11.68	10.72
Total capital to risk-weighted assets (minimum-8.0%)	13.84	12.61
Tier 1 capital to average assets (minimum-4.0%)	10.89	10.00
Capital conservation buffer	5.68	4.61
December 31, 2016
CET1 capital (minimum $3.1 billion (Consolidated))	$7,540	$7,120
Tier 1 capital (minimum-$4.1 billion (Consolidated))	7,540	7,120
Total capital (minimum-$5.4 billion (Consolidated))	9,018	8,397
Risk-weighted assets	67,966	67,739
Average assets (fourth quarter)	74,086	73,804
CET1 capital to risk-weighted assets (minimum-4.5%)	11.09%	10.51%
Tier 1 capital to risk-weighted assets (minimum-6.0%)	11.09	10.51
Total capital to risk-weighted assets (minimum-8.0%)	13.27	12.40
Tier 1 capital to average assets (minimum-4.0%)	10.18	9.65
Capital conservation buffer	5.09	4.40
NOTE 21 - CONTINGENT LIABILITIES
Legal Proceedings
Comerica Bank, a wholly owned subsidiary of the Corporation, was named in November 2011 as a third-party defendant in Butte Local Development v. Masters Group v. Comerica Bank (“the case”), for lender liability. The case was tried in January 2014, in the Montana Second District Judicial Court for Silver Bow County in Butte, Montana. On January 17, 2014, a jury awarded Masters $52 million against the Bank. On July 1, 2015, after an appeal filed by the Corporation, the Montana Supreme Court reversed the judgment against the Corporation and remanded the case for a new trial with instructions that Michigan contract law should apply and dismissing all other claims. The case was retried in the same district court, without a jury, in January 2017, and the Corporation awaits a ruling. Management believes that current reserves related to this case are adequate in the event of a negative outcome.
The Corporation and certain of its subsidiaries are subject to various other pending or threatened legal proceedings arising out of the normal course of business or operations. The Corporation believes it has meritorious defenses to the claims asserted against it in its other currently outstanding legal proceedings and, with respect to such legal proceedings, intends to continue to defend itself vigorously, litigating or settling cases according to management’s judgment as to what is in the best interests of the Corporation and its shareholders. Settlement may result from the Corporation's determination that it may be more prudent financially to settle, rather than litigate, and should not be regarded as an admission of liability. On at least a quarterly basis, the Corporation assesses its potential liabilities and contingencies in connection with outstanding legal proceedings utilizing the latest information available. On a case-by-case basis, reserves are established for those legal claims for which it is probable that a loss will be incurred either as a result of a settlement or judgment, and the amount of such loss can be reasonably estimated. The actual costs of resolving these claims may be substantially higher or lower than the amounts reserved. Based on current knowledge, and after consultation with legal counsel, management believes that current reserves are adequate, and the amount of any incremental liability arising from these matters is not expected to have a material adverse effect on the Corporation’s consolidated financial condition, consolidated results of operations or consolidated cash flows. Legal fees of $15 million, $19 million and $21 million for the years ended December 31, 2017, 2016 and 2015, respectively, were included in "other noninterest expenses" on the consolidated statements of income.
For matters where a loss is not probable, the Corporation has not established legal reserves. The Corporation believes the estimate of the aggregate range of reasonably possible losses, in excess of reserves established, for all legal proceedings in which it is involved is from zero to approximately $29 million at December 31, 2017. This estimated aggregate range of reasonably possible losses is based upon currently available information for those proceedings in which the Corporation is involved, taking into account the Corporation’s best estimate of such losses for those cases for which such estimate can be made. For certain cases, the Corporation does not believe that an estimate can currently be made. The Corporation’s estimate involves significant judgment, given the varying stages of the proceedings (including the fact that many are currently in preliminary stages), the existence in certain proceedings of multiple defendants (including the Corporation) whose share of liability has yet to be determined, the numerous yet-unresolved issues in many of the proceedings (including issues regarding class certification and the scope of many of the claims) and the attendant uncertainty of the various potential outcomes of such proceedings. Accordingly, the Corporation’s estimate will change from time to time, and actual losses may be more or less than the current estimate.

In the event of unexpected future developments, it is possible that the ultimate resolution of these matters, if unfavorable, may be material to the Corporation's consolidated financial condition, consolidated results of operations or consolidated cash flows.
For information regarding income tax contingencies, refer to Note 18.
NOTE 22 - RESTRUCTURING CHARGES
The Corporation launched an initiative in the second quarter 2016 designed to reduce overhead and increase revenue (the "GEAR Up" initiative). The actions in the initiative include, but are not limited to, a reduction in workforce, a new retirement program, streamlining operational processes, real estate optimization including consolidating 38 banking centers as well as reducing office and operations space, selective outsourcing of technology functions, reduction of technology system applications, enhanced sales tools and training, expanded product offerings and improved customer analytics to drive opportunities.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Comerica Incorporated and Subsidiaries

Restructuring charges are recorded as a component of noninterest expenses on the consolidated statements of income. The following table presents changes in restructuring reserves, cumulative charges incurred to date and total expected restructuring charges:

(in millions)	Employee Costs	Facilities Costs	Technology Costs	Other Costs	Total

Year Ended December 31, 2017
Balance at beginning of period	$10	$4	$—	$4	$18
Restructuring charges	10	2	26	7	45
Payments	(12)	(6)	(15)	(10)	(43)
Adjustments for non-cash charges (a)	—	—	(5)	—	(5)
Balance at end of period	$8	$—	$6	$1	$15

Year Ended December 31, 2016
Balance at beginning of period	$—	$—	$—	$—	$—
Restructuring charges	52	15	—	26	93
Payments	(44)	(6)	—	(22)	(72)
Adjustments for non-cash charges (a)	2	(5)	—	—	(3)
Balance at end of period	$10	$4	$—	$4	$18

Total restructuring charges incurred to date	$62	$17	$26	$33	$138
Total expected restructuring charges (b)	70	20 - 25	60 - 65	35	185 - 195

(a)
Adjustments for non-cash charges primarily include the benefit from forfeitures of nonvested stock compensation in Employee Costs, accelerated depreciation expense in Facilities Costs and impairments of previously capitalized software costs in Technology Costs.

(b)	Restructuring activities are expected to be substantially completed by 12/31/2018.
Restructuring charges directly attributable to a business segment are assigned to that business segment. Restructuring charges incurred by areas whose services support the overall Corporation are allocated based on the methodology described in Note 23 to the consolidated financial statements. Total restructuring charges assigned to the Business Bank, Retail Bank and Wealth Management were $24 million, $15 million and $6 million, respectively, for the year ended December 31, 2017 and $43 million, $38 million and $12 million, respectively, for the year ended December 31, 2016. Remaining expected restructuring charges will be assigned to the business segments using the same methodology. Facilities costs pertaining to the consolidation of banking centers are expected to impact primarily the Retail Bank.

NOTE 23 - BUSINESS SEGMENT INFORMATION
The Corporation has strategically aligned its operations into three major business segments: the Business Bank, the Retail Bank and Wealth Management. These business segments are differentiated based on the type of customer and the related products and services provided. In addition to the three major business segments, the Finance Division is also reported as a segment. Business segment results are produced by the Corporation’s internal management accounting system. This system measures financial results based on the internal business unit structure of the Corporation. The performance of the business segments is not comparable with the Corporation's consolidated results and is not necessarily comparable with similar information for any other financial institution. Additionally, because of the interrelationships of the various segments, the information presented is not indicative of how the segments would perform if they operated as independent entities. The management accounting system assigns balance sheet and income statement items to each business segment using certain methodologies, which are regularly reviewed and refined. From time to time, the Corporation may make reclassifications among the segments to more appropriately reflect management's current view of the segments, and methodologies may be modified as the management accounting system is enhanced and changes occur in the organizational structure and/or product lines. For comparability purposes, amounts in all periods are based on business unit structure and methodologies in effect at December 31, 2017.
Net interest income for each business segment is the total of interest income generated by earning assets less interest expense on interest-bearing liabilities plus the net impact from associated internal funds transfer pricing (FTP) funding credits and charges. The FTP methodology provides the business segments credits for deposits and other funds provided and charges the business segments for loans and other assets utilizing funds. This credit or charge is based on matching stated or implied maturities for these assets and liabilities. The FTP credit provided for deposits reflects the long-term value of deposits generated based on their implied maturity. The FTP charge for funding assets reflects a matched cost of funds based on the pricing and term characteristics of the assets. For acquired loans and deposits, matched maturity funding is determined based on origination date. Accordingly, the FTP process reflects the transfer of interest rate risk exposures to the Corporate Treasury department within the F

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Comerica Incorporated and Subsidiaries

inance segment, where such exposures are centrally managed. Effective January 1, 2016, in conjunction with the effective date for regulatory Liquidity Coverage Ratio (LCR) requirements, the Corporation prospectively implemented an additional FTP charge, primarily for the cost of maintaining liquid assets to support potential draws on unfunded loan commitments and for the long-term economic cost of holding collateral for secured deposits. The allowance for loan losses is allocated to the business segments based on the methodology used to estimate the consolidated allowance for loan losses described in Note 1. The related provision for loan losses is assigned based on the amount necessary to maintain an allowance for loan losses appropriate for each business segment. Noninterest income and expenses directly attributable to a line of business are assigned to that business segment. Direct expenses incurred by areas whose services support the overall Corporation are allocated to the business segments as follows: product processing expenditures are allocated based on standard unit costs applied to actual volume measurements; administrative expenses are allocated based on estimated time expended; and corporate overhead is assigned 50 percent based on the ratio of the business segment’s noninterest expenses to total noninterest expenses incurred by all business segments and 50 percent based on the ratio of the business segment’s attributed equity to total attributed equity of all business segments. Equity is attributed based on credit, operational and interest rate risks. Most of the equity attributed relates to credit risk, which is determined based on the credit score and expected remaining life of each loan, letter of credit and unused commitment recorded in the business segments. Operational risk is allocated based on loans and letters of credit, deposit balances, non-earning assets, trust assets under management, certain noninterest income items, and the nature and extent of expenses incurred by business units. Virtually all interest rate risk is assigned to Finance, as are the Corporation’s hedging activities.
The following discussion provides information about the activities of each business segment. A discussion of the financial results and the factors impacting 2017 performance can be found in the section entitled "Business Segments" in the financial review.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Comerica Incorporated and Subsidiaries

Business segment financial results are as follows:

(dollar amounts in millions)	Business Bank	Retail Bank	Wealth Management	Finance	Other		Total
Year Ended December 31, 2017
Earnings summary:
Net interest income (expense)	$1,372	$658	$170	$(175)	$36		$2,061
Provision for credit losses	58	13	1	—	2		74
Noninterest income	601	193	255	48	10		1,107
Noninterest expenses	802	731	285	(4)	46		1,860
Provision (benefit) for income taxes	389	39	51	(58)	70	(a)	491
Net income (loss)	$724	$68	$88	$(65)	$(72)		$743
Net credit-related charge-offs (recoveries)	$82	$15	$(5)	$—	$—		$92

Selected average balances:
Assets	$38,801	$6,478	$5,401	$13,954	$6,818		$71,452
Loans	37,445	5,857	5,256	—	—		48,558
Deposits	28,803	23,971	4,081	241	162		57,258

Statistical data:
Return on average assets (b)	1.87%	0.28%	1.63%	N/M	N/M		1.04%
Efficiency ratio (c)	40.61	85.54	66.84	N/M	N/M		58.57

(dollar amounts in millions)	Business Bank	Retail Bank	Wealth Management	Finance	Other	Total
Year Ended December 31, 2016
Earnings summary:
Net interest income (expense)	$1,417	$618	$167	$(428)	$23	$1,797
Provision for credit losses	217	35	(4)	—	—	248
Noninterest income	572	189	243	43	4	1,051
Noninterest expenses	839	767	301	(4)	27	1,930
Provision (benefit) for income taxes	295	1	39	(142)	—	193
Net income (loss)	$638	$4	$74	$(239)	$—	$477
Net credit-related charge-offs	$145	$12	$—	$—	$—	$157

Selected average balances:
Assets	$39,497	$6,551	$5,232	$13,993	$6,470	$71,743
Loans	38,067	5,881	5,048	—	—	48,996
Deposits	29,704	23,558	4,126	88	265	57,741

Statistical data:
Return on average assets (b)	1.61%	0.02%	1.42%	N/M	N/M	0.67%
Efficiency ratio (c)	42.11	94.35	73.48	N/M	N/M	67.53
(Table continues on following page)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Comerica Incorporated and Subsidiaries

(dollar amounts in millions)	Business Bank	Retail Bank	Wealth Management	Finance	Other	Total
Year Ended December 31, 2015
Earnings summary:
Net interest income (expense)	$1,497	$623	$177	$(623)	$15	$1,689
Provision for credit losses	158	8	(20)	—	1	147
Noninterest income	571	185	235	44	—	1,035
Noninterest expenses	778	734	305	(4)	14	1,827
Provision (benefit) for income taxes	371	21	43	(206)	—	229
Net income (loss)	$761	$45	$84	$(369)	$—	$521
Net credit-related charge-offs (recoveries)	$89	$29	$(17)	$—	$—	$101

Selected average balances:
Assets	$39,501	$6,474	$5,153	$11,764	$7,355	$70,247
Loans	37,889	5,792	4,953	—	(6)	48,628
Deposits	30,894	22,876	4,151	138	267	58,326

Statistical data:
Return on average assets (b)	1.93%	0.19%	1.62%	N/M	N/M	0.74%
Efficiency ratio (c)	37.59	90.64	73.68	N/M	N/M	66.93

(a)	Included a $107 million charge to adjust deferred taxes as a result of the enactment of the Tax Cuts and Jobs Act and a $35 million tax benefit from employee stock transactions.

(b)	Return on average assets is calculated based on the greater of average assets or average liabilities and attributed equity.

(c)	Noninterest expenses as a percentage of the sum of net interest income (fully taxable equivalent basis) and noninterest income excluding net securities gains.
N/M – not meaningful
The Corporation operates in three primary markets - Texas, California, and Michigan, as well as in Arizona and Florida, with select businesses operating in several other states, and in Canada and Mexico. The Corporation produces market segment results for the Corporation’s three primary geographic markets as well as Other Markets. Other Markets includes Florida, Arizona, the International Finance division and businesses with a national perspective. The Finance & Other category includes the Finance segment and the Other category as previously described. Market segment results are provided as supplemental information to the business segment results and may not meet all operating segment criteria as set forth in GAAP. For comparability purposes, amounts in all periods are based on market segments and methodologies in effect at December 31, 2017.
A discussion of the financial results and the factors impacting performance can be found in the section entitled "Market Segments" in the financial review.
Market segment financial results are as follows:

(dollar amounts in millions)	Michigan	California	Texas	Other Markets	Finance & Other		Total
Year Ended December 31, 2017
Earnings summary:
Net interest income (expense)	$685	$719	$465	$331	$(139)		$2,061
Provision for credit losses	8	100	(72)	36	2		74
Noninterest income	324	171	131	423	58		1,107
Noninterest expenses	590	404	375	449	42		1,860
Provision (benefit) for income taxes	147	148	109	75	12	(a)	491
Net income (loss)	$264	$238	$184	$194	$(137)		$743
Net credit-related (recoveries) charge-offs	$(1)	$33	$46	$14	$—		$92

Selected average balances:
Assets	$13,395	$18,269	$10,443	$8,573	$20,772		$71,452
Loans	12,677	18,008	9,969	7,904	—		48,558
Deposits	21,823	17,533	9,625	7,874	403		57,258

Statistical data:
Return on average assets (b)	1.17%	1.29%	1.69%	2.25%	N/M		1.04%
Efficiency ratio (c)	58.30	45.26	62.80	59.57	N/M		58.57
(Table continues on following page)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Comerica Incorporated and Subsidiaries

(dollar amounts in millions)	Michigan	California	Texas	Other Markets	Finance & Other	Total
Year Ended December 31, 2016
Earnings summary:
Net interest income (expense)	$666	$716	$470	$350	$(405)	$1,797
Provision for credit losses	9	21	225	(7)	—	248
Noninterest income	320	162	129	393	47	1,051
Noninterest expenses	620	434	408	445	23	1,930
Provision (benefit) for income taxes	114	152	(12)	81	(142)	193
Net income (loss)	$243	$271	$(22)	$224	$(239)	$477
Net credit-related charge-offs	$9	$26	$118	$4	$—	$157

Selected average balances:
Assets	$13,105	$18,012	$11,101	$9,062	$20,463	$71,743
Loans	12,457	17,731	10,637	8,171	—	48,996
Deposits	21,777	17,438	10,168	8,005	353	57,741

Statistical data:
Return on average assets (b)	1.08%	1.46%	(0.18)%	2.47%	N/M	0.67%
Efficiency ratio (c)	62.33	49.55	67.94	59.86	N/M	67.53

(dollar amounts in millions)	Michigan	California	Texas	Other Markets	Finance & Other	Total
Year Ended December 31, 2015
Earnings summary:
Net interest income (expense)	$708	$735	$518	$336	$(608)	$1,689
Provision for credit losses	(27)	17	131	25	1	147
Noninterest income	329	150	131	381	44	1,035
Noninterest expenses	594	405	387	431	10	1,827
Provision (benefit) for income taxes	151	166	54	64	(206)	229
Net income (loss)	$319	$297	$77	$197	$(369)	$521
Net credit-related charge-offs	$8	$18	$46	$29	$—	$101

Selected average balances:
Assets	$13,598	$17,044	$11,778	$8,708	$19,119	$70,247
Loans	13,016	16,778	11,168	7,673	(7)	48,628
Deposits	21,848	17,788	10,882	7,403	405	58,326

Statistical data:
Return on average assets (b)	1.40%	1.57%	0.62%	2.26%	N/M	0.74%
Efficiency ratio (c)	56.93	45.88	59.63	59.92	N/M	66.93

(a)	Included a $107 million charge to adjust deferred taxes as a result of the enactment of the Tax Cuts and Jobs Act and a $35 million tax benefit from employee stock transactions.

(b)	Return on average assets is calculated based on the greater of average assets or average liabilities and attributed equity.

(c)	Noninterest expenses as a percentage of the sum of net interest income (fully taxable equivalent basis) and noninterest income excluding net securities gains.
N/M – not meaningful

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Comerica Incorporated and Subsidiaries

NOTE 24 - PARENT COMPANY FINANCIAL STATEMENTS
BALANCE SHEETS - COMERICA INCORPORATED

(in millions, except share data)
December 31	2017	2016
Assets
Cash and due from subsidiary bank	$1,059	$761
Other short-term investments	92	87
Investment in subsidiaries, principally banks	7,467	7,561
Premises and equipment	2	2
Other assets	127	150
Total assets	$8,747	$8,561
Liabilities and Shareholders’ Equity
Medium- and long-term debt	$602	$604
Other liabilities	182	161
Total liabilities	784	765
Common stock - $5 par value:
Authorized - 325,000,000 shares
Issued - 228,164,824 shares	1,141	1,141
Capital surplus	2,122	2,135
Accumulated other comprehensive loss	(451)	(383)
Retained earnings	7,887	7,331
Less cost of common stock in treasury - 55,306,483 shares at 12/31/17 and 52,851,156 shares at 12/31/16	(2,736)	(2,428)
Total shareholders’ equity	7,963	7,796
Total liabilities and shareholders’ equity	$8,747	$8,561
STATEMENTS OF INCOME - COMERICA INCORPORATED

(in millions)
Years Ended December 31	2017	2016	2015
Income
Income from subsidiaries:
Dividends from subsidiaries	$915	$549	$441
Other interest income	3	1	1
Intercompany management fees	136	138	123
Other noninterest income	8	3	1
Total income	1,062	691	566
Expenses
Interest on medium- and long-term debt	13	10	14
Salaries and benefits expense	127	114	112
Net occupancy expense	5	5	5
Equipment expense	1	1	1
Restructuring charges	6	33	—
Other noninterest expenses	80	72	70
Total expenses	232	235	202
Income before benefit for income taxes and equity in undistributed earnings of subsidiaries	830	456	364
Benefit for income taxes	(26)	(28)	(27)
Income before equity in undistributed earnings of subsidiaries	856	484	391
Equity in undistributed earnings of subsidiaries, principally banks	(113)	(7)	130
Net income	743	477	521
Less income allocated to participating securities	5	4	6
Net income attributable to common shares	$738	$473	$515

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Comerica Incorporated and Subsidiaries

STATEMENTS OF CASH FLOWS - COMERICA INCORPORATED

(in millions)
Years Ended December 31	2017	2016	2015
Operating Activities
Net income	$743	$477	$521
Adjustments to reconcile net income to net cash provided by operating activities:
Undistributed earnings of subsidiaries, principally banks	113	7	(130)
Depreciation and amortization	1	1	1
Net periodic defined benefit (credit) cost	(2)	1	5
Share-based compensation expense	16	14	14
Benefit for deferred income taxes	(10)	(3)	—
Other, net	59	6	5
Net cash provided by operating activities	920	503	416
Investing Activities
Net change in premises and equipment	—	—	(1)
Net cash used in investing activities	—	—	(1)
Financing Activities
Medium- and long-term debt:
Maturities and redemptions	—	—	(600)
Common Stock:
Repurchases	(552)	(315)	(240)
Cash dividends paid	(180)	(152)	(147)
Issuances of common stock under employee stock plans	110	152	22
Purchase and retirement of warrants	—	—	(10)
Net cash used in financing activities	(622)	(315)	(975)
Net increase (decrease) in cash and cash equivalents	298	188	(560)
Cash and cash equivalents at beginning of period	761	573	1,133
Cash and cash equivalents at end of period	$1,059	$761	$573
Interest paid	$12	$9	$16
Income taxes recovered	$(331)	$(139)	$(62)
NOTE 25 - SUMMARY OF QUARTERLY FINANCIAL STATEMENTS (UNAUDITED)
The following quarterly information is unaudited. However, in the opinion of management, the information reflects all adjustments, which are necessary for the fair presentation of the results of operations, for the periods presented.

	2017
(in millions, except per share data)	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Interest income	$578	$579	$529	$496
Interest expense	33	33	29	26
Net interest income	545	546	500	470
Provision for credit losses	17	24	17	16
Net securities losses	—	(1)	(2)	—
Noninterest income excluding net securities losses	285	276	278	271
Noninterest expenses	483	463	457	457
Provision for income taxes	218	108	99	66
Net income	112	226	203	202
Less income allocated to participating securities	—	2	1	2
Net income attributable to common shares	$112	$224	$202	$200
Earnings per common share:
Basic	$0.65	$1.29	$1.15	$1.15
Diluted	0.63	1.26	1.13	1.11
Comprehensive income	107	228	221	206

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Comerica Incorporated and Subsidiaries

	2016
(in millions, except per share data)	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Interest income	$484	$480	$473	$472
Interest expense	29	30	28	25
Net interest income	455	450	445	447
Provision for credit losses	35	16	49	148
Net securities losses	(2)	—	(1)	(2)
Noninterest income excluding net securities losses	269	272	269	246
Noninterest expenses	461	493	518	458
Provision for income taxes	62	64	42	25
Net income	164	149	104	60
Less income allocated to participating securities	1	1	1	1
Net income attributable to common shares	$163	$148	$103	$59
Earnings per common share:
Basic	$0.95	$0.87	$0.60	$0.34
Diluted	0.92	0.84	0.58	0.34
Comprehensive income	73	152	137	161

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
Management assessed, with participation of the Corporation’s Chief Executive Officer and Chief Financial Officer, internal control over financial reporting as it relates to the Corporation’s consolidated financial statements presented in conformity with U.S. generally accepted accounting principles as of December 31, 2017. The assessment was based on criteria for effective internal control over financial reporting described in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Based on this assessment, management determined that internal control over financial reporting is effective as it relates to the Corporation’s consolidated financial statements presented in conformity with U.S. generally accepted accounting principles as of December 31, 2017.
Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
The Corporation's internal control over financial reporting as of December 31, 2017 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their accompanying report.
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

Ralph W. Babb Jr.	Muneera S. Carr	Mauricio A. Ortiz
Chairman and	Executive Vice President and	Senior Vice President and
Chief Executive Officer	Chief Financial Officer	Chief Accounting Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and the Board of Directors of Comerica Incorporated

Opinion on Internal Control over Financial Reporting
We have audited Comerica Incorporated and subsidiaries’ internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Comerica Incorporated and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2017 and 2016, and the related consolidated statements of income, comprehensive income, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 2017, and the related notes of the Company and our report dated February 14, 2018 expressed an unqualified opinion thereon.

Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report of Management. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.

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

Definition and Limitations of Internal Control over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
/s/ Ernst & Young LLP
Dallas, TX
February 14, 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Comerica Incorporated

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Comerica Incorporated and subsidiaries (the Company) as of December 31, 2017 and 2016, and the related consolidated statements of income, comprehensive income, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 2017, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2017 and 2016, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 14, 2018 expressed an unqualified opinion thereon.

Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.
/s/ Ernst & Young LLP

We have served as the Company’s auditor since 1992.
Dallas, TX
February 14, 2018

HISTORICAL REVIEW - AVERAGE BALANCE SHEETS
Comerica Incorporated and Subsidiaries
CONSOLIDATED FINANCIAL INFORMATION

(in millions)
Years Ended December 31	2017	2016	2015	2014	2013
ASSETS
Cash and due from banks	$1,209	$1,146	$1,059	$934	$987

Interest-bearing deposits with banks	5,443	5,099	6,158	5,513	4,930
Other short-term investments	92	102	106	109	112

Investment securities	12,207	12,348	10,237	9,350	9,637

Commercial loans	30,415	31,062	31,501	29,715	27,971
Real estate construction loans	2,958	2,508	1,884	1,909	1,486
Commercial mortgage loans	9,005	8,981	8,697	8,706	9,060
Lease financing	509	684	783	834	847
International loans	1,157	1,367	1,441	1,376	1,275
Residential mortgage loans	1,989	1,894	1,878	1,778	1,620
Consumer loans	2,525	2,500	2,444	2,270	2,153
Total loans	48,558	48,996	48,628	46,588	44,412
Less allowance for loan losses	(728)	(730)	(621)	(601)	(622)
Net loans	47,830	48,266	48,007	45,987	43,790
Accrued income and other assets	4,671	4,782	4,680	4,443	4,477
Total assets	$71,452	$71,743	$70,247	$66,336	$63,933
LIABILITIES AND SHAREHOLDERS’ EQUITY
Noninterest-bearing deposits	$31,013	$29,751	$28,087	$25,019	$22,379

Money market and interest-bearing checking deposits	21,585	22,744	24,073	22,891	21,704
Savings deposits	2,133	2,013	1,841	1,744	1,657
Customer certificates of deposit	2,471	3,200	4,209	4,869	5,471
Foreign office time deposits	56	33	116	261	500
Total interest-bearing deposits	26,245	27,990	30,239	29,765	29,332
Total deposits	57,258	57,741	58,326	54,784	51,711
Short-term borrowings	277	138	93	200	211
Accrued expenses and other liabilities	996	1,273	1,389	1,016	1,074
Medium- and long-term debt	4,969	4,917	2,905	2,963	3,972
Total liabilities	63,500	64,069	62,713	58,963	56,968
Total shareholders’ equity	7,952	7,674	7,534	7,373	6,965
Total liabilities and shareholders’ equity	$71,452	$71,743	$70,247	$66,336	$63,933

HISTORICAL REVIEW - STATEMENTS OF INCOME
Comerica Incorporated and Subsidiaries
CONSOLIDATED FINANCIAL INFORMATION

(in millions, except per share data)
Years Ended December 31	2017	2016	2015	2014	2013
INTEREST INCOME
Interest and fees on loans	$1,872	$1,635	$1,551	$1,525	$1,556
Interest on investment securities	250	247	216	211	214
Interest on short-term investments	60	27	17	14	14
Total interest income	2,182	1,909	1,784	1,750	1,784
INTEREST EXPENSE
Interest on deposits	42	40	43	45	55
Interest on short-term borrowings	3	—	—	—	—
Interest on medium- and long-term debt	76	72	52	50	57
Total interest expense	121	112	95	95	112
Net interest income	2,061	1,797	1,689	1,655	1,672
Provision for credit losses	74	248	147	27	46
Net interest income after provision for loan losses	1,987	1,549	1,542	1,628	1,626
NONINTEREST INCOME
Card fees	333	303	276	81	78
Service charges on deposit accounts	227	219	223	215	214
Fiduciary income	198	190	187	180	171
Commercial lending fees	85	89	99	98	99
Letter of credit fees	45	50	53	57	64
Bank-owned life insurance	43	42	40	39	40
Foreign exchange income	45	42	40	40	36
Brokerage fees	23	19	17	17	17
Net securities losses	(3)	(5)	(2)	—	(1)
Other noninterest income	111	102	102	130	156
Total noninterest income	1,107	1,051	1,035	857	874
NONINTEREST EXPENSES
Salaries and benefits expense	912	961	1,009	980	1,009
Outside processing fee expense	366	336	318	111	111
Net occupancy expense	154	157	159	171	160
Equipment expense	45	53	53	57	60
Restructuring charges	45	93	—	—	—
Software expense	126	119	99	95	90
FDIC insurance expense	51	54	37	33	33
Advertising expense	28	21	24	23	21
Litigation-related expenses	(2)	1	(32)	4	52
Gain on debt redemption	—	—	—	(32)	(1)
Other noninterest expenses	135	135	160	173	179
Total noninterest expenses	1,860	1,930	1,827	1,615	1,714
Income before income taxes	1,234	670	750	870	786
Provision for income taxes	491	193	229	277	245
NET INCOME	$743	$477	$521	$593	$541
Less income allocated to participating securities	5	4	6	7	8
Net income attributable to common shares	$738	$473	$515	$586	$533
Earnings per common share:
Basic	$4.23	$2.74	$2.93	$3.28	$2.92
Diluted	4.14	2.68	2.84	3.16	2.85

Comprehensive income	762	523	504	572	563

Cash dividends declared on common stock	193	154	148	143	126
Cash dividends declared per common share	1.09	0.89	0.83	0.79	0.68

HISTORICAL REVIEW - STATISTICAL DATA
Comerica Incorporated and Subsidiaries
CONSOLIDATED FINANCIAL INFORMATION

Years Ended December 31	2017	2016	2015	2014	2013
Average Rates (Fully Taxable Equivalent Basis)
Interest-bearing deposits with banks	1.09%	0.51%	0.26%	0.26%	0.26%
Other short-term investments	0.64	0.61	0.81	0.57	1.22

Investment securities	2.05	2.02	2.13	2.26	2.25

Commercial loans	3.83	3.26	3.07	3.12	3.28
Real estate construction loans	4.18	3.63	3.48	3.41	3.85
Commercial mortgage loans	3.97	3.49	3.41	3.75	4.11
Lease financing	2.64	2.65	3.17	2.33	3.23
International loans	4.07	3.63	3.58	3.65	3.74
Residential mortgage loans	3.70	3.76	3.77	3.82	4.09
Consumer loans	3.70	3.32	3.26	3.20	3.30
Total loans	3.86	3.34	3.20	3.28	3.51
Interest income as a percentage of earning assets	3.30	2.88	2.75	2.85	3.03

Domestic deposits	0.16	0.14	0.14	0.14	0.18
Deposits in foreign offices	0.64	0.35	1.02	0.82	0.52
Total interest-bearing deposits	0.16	0.14	0.14	0.15	0.19
Short-term borrowings	1.14	0.45	0.05	0.04	0.07
Medium- and long-term debt	1.51	1.45	1.80	1.68	1.45
Interest expense as a percentage of interest-bearing sources	0.38	0.34	0.29	0.29	0.33
Interest rate spread	2.92	2.54	2.46	2.56	2.70
Impact of net noninterest-bearing sources of funds	0.20	0.17	0.14	0.14	0.14
Net interest margin as a percentage of earning assets	3.12%	2.71%	2.60%	2.70%	2.84%

Ratios
Return on average common shareholders’ equity	9.34%	6.22%	6.91%	8.05%	7.76%
Return on average assets	1.04	0.67	0.74	0.89	0.85
Efficiency ratio (a)	58.57	67.53	66.93	64.16	68.72
Common equity tier 1 capital as a percentage of risk weighted assets (b)	11.68	11.09	10.54	n/a	n/a
Tier 1 capital as a percentage of risk-weighted assets (b)	11.68	11.09	10.54	10.50	10.64
Total capital as a percentage of risk-weighted assets	13.84	13.27	12.69	12.51	13.10
Common equity ratio	11.13	10.68	10.52	10.70	10.97
Tangible common equity as a percentage of tangible assets (c)	10.32	9.89	9.70	9.85	10.07

Per Common Share Data
Book value at year-end	$46.07	$44.47	$43.03	$41.35	$39.22
Market value at year-end	86.81	68.11	41.83	46.84	47.54
Market value for the year
High	88.22	70.44	53.45	53.50	48.69
Low	64.04	30.48	39.52	42.73	30.73

Other Data (share data in millions)
Average common shares outstanding - basic	174	172	176	179	183
Average common shares outstanding - diluted	178	177	181	185	187
Number of banking centers	438	458	477	481	483
Number of employees (full-time equivalent)	7,999	7,960	8,880	8,876	8,948

(a)	Noninterest expenses as a percentage of the sum of net interest income (FTE) and noninterest income excluding net securities gains (losses).

(b)
Ratios calculated based on the risk-based capital requirements in effect at the time. The U.S. implementation of the Basel III regulatory capital framework became effective on January 1, 2015, with transitional provisions.

(c)	See Supplemental Financial Data section for reconcilements of non-GAAP financial measures.
n/a - not applicable

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized as of February 14, 2018.

COMERICA INCORPORATED

By:	/s/ Ralph W. Babb, Jr.
Ralph W. Babb, Jr. Chairman and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities indicated as of February 14, 2018.

/s/ Ralph W. Babb, Jr.	Chairman and Chief Executive Officer and
Ralph W. Babb, Jr.	Director (Principal Executive Officer)

/s/ Muneera S. Carr	Executive Vice President and Chief Financial Officer
Muneera S. Carr	(Principal Financial Officer)

/s/ Mauricio A. Ortiz	Senior Vice President and Chief Accounting Officer
Mauricio A. Ortiz	(Principal Accounting Officer)

/s/ Michael E. Collins
Michael E. Collins	Director

/s/ Roger A. Cregg
Roger A. Cregg	Director

/s/ T. Kevin DeNicola
T. Kevin DeNicola	Director

/s/ Jacqueline P. Kane
Jacqueline P. Kane	Director

/s/ Richard G. Lindner
Richard G. Lindner	Director

/s/ Barbara R. Smith
Barbara R. Smith	Director

/s/ Robert S. Taubman
Robert S. Taubman	Director

/s/ Reginald M. Turner, Jr.
Reginald M. Turner, Jr.	Director

/s/ Nina G. Vaca
Nina G. Vaca	Director

/s/ Michael G. Van de Ven
Michael G. Van de Ven	Director

S-1