Form 10-Q
period 2018-03-31
COMERICA INC /NEW/
filed 2018-04-30
CIK 28412

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________
FORM 10-Q
______________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
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
$5 par value common stock:
Outstanding as of April 24, 2018: 171,933,253 shares

COMERICA INCORPORATED AND SUBSIDIARIES

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements

CONSOLIDATED BALANCE SHEETS
Comerica Incorporated and Subsidiaries

(in millions, except share data)	March 31, 2018	December 31, 2017
	(unaudited)
ASSETS
Cash and due from banks	$1,173	$1,438

Interest-bearing deposits with banks	5,663	4,407
Other short-term investments	133	96

Investment securities available-for-sale	11,971	10,938
Investment securities held-to-maturity	—	1,266

Commercial loans	30,909	31,060
Real estate construction loans	3,114	2,961
Commercial mortgage loans	9,272	9,159
Lease financing	464	468
International loans	964	983
Residential mortgage loans	2,003	1,988
Consumer loans	2,514	2,554
Total loans	49,240	49,173
Less allowance for loan losses	(698)	(712)
Net loans	48,542	48,461
Premises and equipment	468	466
Accrued income and other assets	4,385	4,495
Total assets	$72,335	$71,567

LIABILITIES AND SHAREHOLDERS’ EQUITY
Noninterest-bearing deposits	$30,961	$32,071

Money market and interest-bearing checking deposits	22,355	21,500
Savings deposits	2,233	2,152
Customer certificates of deposit	2,071	2,165
Foreign office time deposits	15	15
Total interest-bearing deposits	26,674	25,832
Total deposits	57,635	57,903
Short-term borrowings	48	10
Accrued expenses and other liabilities	1,058	1,069
Medium- and long-term debt	5,594	4,622
Total liabilities	64,335	63,604

Common stock - $5 par value:
Authorized - 325,000,000 shares
Issued - 228,164,824 shares	1,141	1,141
Capital surplus	2,134	2,122
Accumulated other comprehensive loss	(553)	(451)
Retained earnings	8,110	7,887
Less cost of common stock in treasury - 55,690,402 shares at 3/31/18 and 55,306,483 shares at 12/31/17	(2,832)	(2,736)
Total shareholders’ equity	8,000	7,963
Total liabilities and shareholders’ equity	$72,335	$71,567
See notes to consolidated financial statements (unaudited).

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)
Comerica Incorporated and Subsidiaries

	Three Months Ended March 31,
(in millions, except per share data)	2018	2017
INTEREST INCOME
Interest and fees on loans	$509	$421
Interest on investment securities	64	61
Interest on short-term investments	17	14
Total interest income	590	496
INTEREST EXPENSE
Interest on deposits	16	9
Interest on medium- and long-term debt	25	17
Total interest expense	41	26
Net interest income	549	470
Provision for credit losses	12	16
Net interest income after provision for credit losses	537	454
NONINTEREST INCOME
Card fees	59	77
Service charges on deposit accounts	54	58
Fiduciary income	52	49
Commercial lending fees	18	20
Letter of credit fees	10	12
Bank-owned life insurance	9	10
Foreign exchange income	12	11
Brokerage fees	7	5
Other noninterest income	23	29
Total noninterest income	244	271
NONINTEREST EXPENSES
Salaries and benefits expense	255	245
Outside processing fee expense	61	87
Net occupancy expense	38	38
Equipment expense	11	11
Restructuring charges	16	11
Software expense	31	29
FDIC insurance expense	13	13
Advertising expense	6	4
Litigation-related expense	—	(2)
Other noninterest expenses	15	21
Total noninterest expenses	446	457
Income before income taxes	335	268
Provision for income taxes	54	66
NET INCOME	281	202
Less income allocated to participating securities	2	2
Net income attributable to common shares	$279	$200
Earnings per common share:
Basic	$1.62	$1.15
Diluted	1.59	1.11

Comprehensive income	178	206

Cash dividends declared on common stock	52	42
Cash dividends declared per common share	0.30	0.23
See notes to consolidated financial statements (unaudited).

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (unaudited)
Comerica Incorporated and Subsidiaries

	Common Stock			Accumulated Other Comprehensive Loss			Total Shareholders’ Equity
(in millions, except per share data)	Shares Outstanding	Amount	Capital Surplus		Retained Earnings	Treasury Stock

BALANCE AT DECEMBER 31, 2016	175.3	$1,141	$2,135	$(383)	$7,331	$(2,428)	$7,796
Cumulative effect of change in accounting principle	—	—	3	—	(2)	—	1
Net income	—	—	—	—	202	—	202
Other comprehensive income, net of tax	—	—	—	4	—	—	4
Cash dividends declared on common stock ($0.23 per share)	—	—	—	—	(42)	—	(42)
Purchase of common stock	(1.7)	—	—	—	—	(118)	(118)
Net issuance of common stock under employee stock plans	2.3	—	(25)	—	(14)	108	69
Net issuance of common stock for warrants	1.5	—	(24)	—	(44)	68	—
Share-based compensation	—	—	18	—	—	—	18
Other	—	—	(1)	—	—	1	—
BALANCE AT MARCH 31, 2017	177.4	$1,141	$2,106	$(379)	$7,431	$(2,369)	$7,930

BALANCE AT DECEMBER 31, 2017	172.9	$1,141	$2,122	$(451)	$7,887	$(2,736)	$7,963
Cumulative effect of change in accounting principles	—	—	—	1	14	—	15
Net income	—	—	—	—	281	—	281
Other comprehensive loss, net of tax	—	—	—	(103)	—	—	(103)
Cash dividends declared on common stock ($0.30 per share)	—	—	—	—	(52)	—	(52)
Purchase of common stock	(1.7)	—	—	—	—	(159)	(159)
Net issuance of common stock under employee stock plans	1.2	—	(11)	—	(17)	59	31
Net issuance of common stock for warrants	0.1	—	(1)	—	(3)	4	—
Share-based compensation	—	—	24	—	—	—	24
BALANCE AT MARCH 31, 2018	172.5	$1,141	$2,134	$(553)	$8,110	$(2,832)	$8,000
See notes to consolidated financial statements (unaudited).

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
Comerica Incorporated and Subsidiaries

	Three Months Ended March 31,
(in millions)	2018	2017
OPERATING ACTIVITIES
Net income	$281	$202
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	12	16
Provision (benefit) for deferred income taxes	7	(1)
Depreciation and amortization	31	31
Net periodic defined benefit credit	(5)	(4)
Share-based compensation expense	24	18
Net amortization of securities	1	2
Net change in:
Accrued income receivable	(26)	3
Accrued expenses payable	(22)	5
Other, net	55	132
Net cash provided by operating activities	358	404
INVESTING ACTIVITIES
Investment securities available-for-sale:
Maturities and redemptions	444	393
Sales	5	1,259
Purchases	(441)	(1,699)
Investment securities held-to-maturity:
Maturities and redemptions	—	76
Net change in loans	(98)	752
Proceeds from sales of foreclosed property	1	3
Net increase in premises and equipment	(20)	(12)
Purchases of Federal Home Loan Bank stock	(41)	—
Proceeds from bank-owned life insurance settlements	3	3
Other, net	—	1
Net cash (used in) provided by investing activities	(147)	776
FINANCING ACTIVITIES
Net change in:
Deposits	(77)	(5)
Short-term borrowings	38	16
FHLB issuances of medium- and long-term debt	1,000	—
Common stock:
Repurchases	(168)	(126)
Cash dividends paid	(53)	(40)
Issuances under employee stock plans	40	77
Other, net	—	(1)
Net cash provided by (used in) financing activities	780	(79)
Net increase in cash and cash equivalents	991	1,101
Cash and cash equivalents at beginning of period	5,845	7,218
Cash and cash equivalents at end of period	$6,836	$8,319
Interest paid	$40	$27
Income tax paid (refunds received)	2	(1)
Noncash investing and financing activities:
Loans transferred to other real estate	1	1
Securities transferred from held-to-maturity to available-for-sale	1,266	—
Securities transferred from available-for-sale to equity securities	81	—
See notes to consolidated financial statements (unaudited).

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

NOTE 1 - BASIS OF PRESENTATION AND ACCOUNTING POLICIES
Organization
The accompanying unaudited consolidated financial statements were prepared in accordance with United States (U.S.) generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation were included. The results of operations for the three months ended March 31, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018. Certain items in prior periods were reclassified to conform to the current presentation. For further information, refer to the consolidated financial statements and footnotes thereto included in the Annual Report of Comerica Incorporated and Subsidiaries (the Corporation) on Form 10-K for the year ended December 31, 2017.
Revenue Recognition
Effective January 1, 2018, the Corporation adopted the provision of Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 606, "Revenue from Contracts with Customers" (Topic 606), using the modified retrospective method applied to all open contracts as of January 1, 2018.
Under Topic 606, card fee revenue from certain products is generally presented net of network costs, including interchange costs, surcharge fees and assessment fees, as opposed to the previous presentation of associated network costs in outside processing fees in the Consolidated Statements of Comprehensive Income. Similar adjustments were made for other revenue streams that resulted in certain costs being recognized in the same category as the associated revenues in noninterest income.
The impact on the Consolidated Statements of Comprehensive Income of adopting Topic 606 was a $34 million decrease in card fees and a $1 million decrease in service charges on deposit accounts included in noninterest income, along with a corresponding $35 million decrease in outside processing fees included in noninterest expenses for the three months ended March 31, 2018.
The Corporation previously deferred recognition of certain treasury management fees included in service charges on deposit accounts in the Consolidated Statements of Comprehensive Income until the amount of compensation was considered fixed and determinable. Under the new guidance, the portion of these fees that are based on agreed upon rates less estimated credits expected to be earned by the customer is recognized as services are rendered. As a result, the Corporation recorded a transition adjustment of $14 million, after tax, to retained earnings, included in cumulative effect of change in accounting principles in the accompanying Consolidated Statements of Changes in Shareholders Equity. Similar adjustments were made for other revenue streams that resulted in an additional cumulative transition after-tax adjustment to retained earnings of $2 million.
The Corporation's revenues from contracts with customers may be recognized when services are complete or as they are rendered, although contracts are generally short-term by nature. Services provided over a period of time are typically transferred to customers evenly over the term of the contracts and revenue is recognized evenly over the period services are provided. Contract receivables are included in accrued income and other assets on the Consolidated Balance Sheets. Payment terms vary by services offered, and the timing between completion of performance obligations and payment is typically not significant.
Card fees comprise interchange and other fee income earned on government card, commercial card, debit/ATM card and merchant payment processing programs. Card fees are presented net of network costs as performance obligations for card services are limited to transaction processing and settlement with the card network on behalf of the customers. Network costs were approximately $34 million and $25 million for the three months ended March 31, 2018 and 2017, respectively. Fees for these services are primarily based on interchange rates set by the network and transaction volume. The Corporation also provides ongoing card program support services, for which fees are based on contractually agreed prices and customer demand for services.
Service charges on deposit accounts primarily comprise charges on retail and business accounts, including fees for treasury management services. These treasury management services include transaction-based services related to payment processing, overdrafts, non-sufficient funds and other deposit account activity, as well as account management services that are provided over time. Business customers can earn credits depending on deposit balances maintained with the Corporation, which may be used to offset fees. Fees and credits are based on predetermined, agreed upon rates.
Fiduciary income includes fees and commissions from asset management, custody, recordkeeping, investment advisory and other services provided primarily to personal and institutional trust customers. Revenue is recognized as the services are performed and is based either on the market value of the assets managed or the services provided, as well as agreed upon rates.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

Commercial lending fees include both revenue from contracts with customers (primarily loan servicing fees) and other sources of revenue. Commercial loan servicing fees are based on contractually agreed prices and when the services are provided. Other sources of revenue in commercial lending fees primarily include fees assessed on the unused portion of commercial lines of credit (unused commitment fees) and syndication arrangements.
Brokerage fees are commissions earned for facilitating securities transactions for customers, as well other brokerage services provided. Revenue is recognized when services are complete and are based on the type of services provided and agreed upon rates. The Corporation pays commissions based on brokerage fee revenue. These are typically recognized when incurred because the amortization period is one year or less and are included in salaries and benefits expense in the Consolidated Statements of Comprehensive Income.
Other revenues, consisting primarily of other retail fees, investment banking fees and insurance commissions, are typically recognized when services or transactions are completed and are based on the type of services provided and agreed upon rates.
Except as discussed above, commissions and other incentives paid to employees are generally based on several internal and external metrics and as a result are not solely dependent on revenue generating activities.
Classification and Measurement of Financial Instruments
Effective January 1, 2018, the Corporation adopted the provisions of Accounting Standards Update (ASU) No. 2016-01, "Financial Instruments - Overall (Subtopic 825-10): Recognition of Financial Assets and Financial Liabilities," (ASU 2016-01). ASU 2016-01 requires equity investments, other than equity method investments, to be measured at fair value with changes in fair value recognized in net income. At adoption, an immaterial amount of cumulative net unrealized losses on equity securities previously recognized in accumulated other comprehensive income (AOCI) was reclassified to the opening balance of retained earnings, included in cumulative effect of change in accounting principles in the accompanying Consolidated Statements of Changes in Shareholders Equity. Changes to the fair value of equity securities occurring after December 31, 2017, other than equity method investments, are included in net securities losses in the Consolidated Statements of Comprehensive Income. Also, as part of adopting ASU 2016-01, the Corporation refined the calculation used to determine the estimated fair value of loans disclosed in note 2 to the consolidated financial statements.
Statement of Cash Flows
The Corporation adopted FASB issued ASU No. 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments,” (ASU 2016-15) on January 1, 2018 and, as a result, reclassified $3 million of proceeds from settlement of bank-owned life insurance policies from operating activities to investing activities for the three-month period ended March 31, 2017.
Defined Benefit Pension and Other Postretirement Costs
The Corporation retrospectively adopted the provisions of ASU No. 2017-07, “Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost” (ASU 2017-07) on January 1, 2018, which requires employers to report service cost as part of compensation expense and the other components of net benefit cost separately from service cost. As a result, $12 million of benefit from the other components of net benefit cost was reclassified from salaries and benefits expense to other noninterest expenses in the Consolidated Statements of Comprehensive Income for the three months ended March 31, 2017. The Corporation based the adjustment to the prior period on amounts disclosed in note 10.
Derivatives Instruments and Hedging Activities
The Corporation adopted ASU No. 2017-12, “Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities” (ASU 2017-12), effective January 1, 2018. At transition, the Corporation elected to change the measurement methodology of all long-haul fair value hedges existing at December 31, 2017. The prior period effect of this election was a $1 million reduction to opening retained earnings, included in cumulative effect of change in accounting principles in the Consolidated Statements of Shareholders' Equity. In addition, the Corporation made a transition election to reclassify the portfolio of held-to-maturity securities to available-for-sale in January 2018 as the securities are eligible to be hedged. This resulted in the recognition of additional unrealized losses of $11 million at the date of transfer.
Income Taxes
The Tax Cuts and Jobs Act (the "Act"), enacted on December 22, 2017, reduced the U.S. federal corporate tax rate from 35 percent to 21 percent. Also on December 22, 2017, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 118 (SAB 118), which provides guidance on accounting for tax effects of the Act. SAB 118 provides a measurement period of up to one year from the enactment date to complete the accounting. Based on the information available and current interpretation

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

of the rules, the Corporation has made reasonable estimates of the impact of the reduction in the corporate tax rate and remeasurement of certain deferred tax assets and liabilities based on the rate at which they are expected to reverse in the future, generally 21 percent. The provisional amount recorded related to the remeasurement of the Corporation's deferred tax balance was $104 million, including $107 million recognized in the year ended December 31, 2017 and a $3 million downward revision to the estimated impact recorded in the three months ended March 31, 2018. The final impact of the Act may differ from these estimates as a result of changes in management’s interpretations and assumptions, as well as new guidance that may be issued by the Internal Revenue Service (IRS).
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
Equity securities, investment securities available-for-sale, derivatives and deferred compensation plan assets and liabilities are recorded at fair value on a recurring basis. Additionally, from time to time, the Corporation may be required to record other assets and liabilities at fair value on a nonrecurring basis, such as impaired loans, other real estate (primarily foreclosed property), nonmarketable equity securities and certain other assets and liabilities. These nonrecurring fair value adjustments typically involve write-downs of individual assets or application of lower of cost or fair value accounting.
Refer to note 1 to the consolidated financial statements in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2017 for further information about the fair value hierarchy, descriptions of the valuation methodologies and key inputs used to measure financial assets and liabilities recorded at fair value, as well as a description of the methods and significant assumptions used to estimate fair value disclosures for financial instruments not recorded at fair value in their entirety on a recurring basis.
ASSETS AND LIABILITIES RECORDED AT FAIR VALUE ON A RECURRING BASIS
The following tables present the recorded amount of assets and liabilities measured at fair value on a recurring basis as of March 31, 2018 and December 31, 2017.

(in millions)	Total	Level 1	Level 2	Level 3
March 31, 2018
Deferred compensation plan assets	$93	$93	$—	$—
Equity securities	38	38	—	—
Investment securities available-for-sale:
U.S. Treasury and other U.S. government agency securities	2,706	2,706	—	—
Residential mortgage-backed securities (a)	9,265	—	9,265	—
Total investment securities available-for-sale	11,971	2,706	9,265	—
Derivative assets:
Interest rate contracts	33	—	26	7
Energy derivative contracts	107	—	107	—
Foreign exchange contracts	37	—	37	—
Warrants	2	—	—	2
Total derivative assets	179	—	170	9
Total assets at fair value	$12,281	$2,837	$9,435	$9
Derivative liabilities:
Interest rate contracts	$98	$—	$98	$—
Energy derivative contracts	106	—	106	—
Foreign exchange contracts	32	—	32	—
Total derivative liabilities	236	—	236	—
Deferred compensation plan liabilities	93	93	—	—
Total liabilities at fair value	$329	$93	$236	$—

(a)	Issued and/or guaranteed by U.S. government agencies or U.S. government-sponsored enterprises.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

(in millions)	Total	Level 1	Level 2	Level 3
December 31, 2017
Trading securities:
Deferred compensation plan assets	$92	$92	$—	$—
Investment securities available-for-sale:
U.S. Treasury and other U.S. government agency securities	2,727	2,727	—	—
Residential mortgage-backed securities (a)	8,124	—	8,124	—
State and municipal securities	5	—	—	5	(b)
Equity and other non-debt securities	82	38	—	44	(b)
Total investment securities available-for-sale	10,938	2,765	8,124	49
Derivative assets:
Interest rate contracts	57	—	43	14
Energy derivative contracts	93	—	93	—
Foreign exchange contracts	42	—	42	—
Warrants	2	—	—	2
Total derivative assets	194	—	178	16
Total assets at fair value	$11,224	$2,857	$8,302	$65
Derivative liabilities:
Interest rate contracts	$59	$—	$59	$—
Energy derivative contracts	91	—	91	—
Foreign exchange contracts	40	—	40	—
Total derivative liabilities	190	—	190	—
Deferred compensation plan liabilities	92	92	—	—
Total liabilities at fair value	$282	$92	$190	$—

(a)	Issued and/or guaranteed by U.S. government agencies or U.S. government-sponsored enterprises.

(b)	Auction-rate securities.
There were no transfers of assets or liabilities recorded at fair value on a recurring basis into or out of Level 1, Level 2 and Level 3 fair value measurements during each of the three-month period ended March 31, 2018 and 2017.
The following table summarizes the changes in Level 3 assets and liabilities measured at fair value on a recurring basis for the three-month period ended March 31, 2018 and 2017.

				Net Realized/Unrealized Gains (Losses) (Pretax) Recorded in Earnings
	Balance at Beginning of Period								Balance at End of Period
		Change in Classification (a)						Sales and Redemptions
(in millions)				Realized		Unrealized
Three Months Ended March 31, 2018
Equity securities	—	44	—	—		—		(44)	—
Investment securities available-for-sale:
State and municipal securities (b)	$5	$—		$—		$—		$(5)	$—
Equity and other non-debt securities (b)	44	(44)		—		—		—	—
Total investment securities available-for-sale	49	(44)		—		—		(5)	—
Derivative assets:
Interest rate contracts	14	—		—		(7)	(c)	—	7
Warrants	2	—		—		—		—	2
Three Months Ended March 31, 2017
Investment securities available-for-sale:
State and municipal securities (b)	$7	$—		$—		$—		$(2)	$5
Equity and other non-debt securities (b)	47	—		—		—		(1)	46
Total investment securities available-for-sale	54	—		—		—		(3)	51
Derivative assets:
Interest rate contracts	11	—	—	—		—		—	11
Warrants	3	—		1	(c)	(1)	(c)	(1)	2

(a)	Reflects the reclassification of equity securities resulting from the adoption of ASU 2016-01.

(b)	Auction-rate securities.

(c)	Realized and unrealized gains and losses due to changes in fair value recorded in Other Noninterest Income on the Consolidated Statements of Comprehensive Income.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

ASSESTS AND LIABILITIES AT FAIR VALUE ON A NONRECURRING BASIS
The Corporation may be required to record certain assets and liabilities at fair value on a nonrecurring basis. These include assets that are recorded at the lower of cost or fair value, and were recognized at fair value since it was less than cost at the end of the period.
The following table presents assets recorded at fair value on a nonrecurring basis at March 31, 2018 and December 31, 2017. No liabilities were recorded at fair value on a nonrecurring basis at March 31, 2018 and December 31, 2017.

(in millions)	Level 3
March 31, 2018
Loans:
Commercial	$102
Commercial mortgage	4
Total assets at fair value	$106
December 31, 2017
Loans:
Commercial	$111
Commercial mortgage	5
Total assets at fair value	$116
Level 3 assets recorded at fair value on a nonrecurring basis at March 31, 2018 and December 31, 2017 included loans for which a specific allowance was established based on the fair value of collateral. The unobservable inputs were the additional adjustments applied by management to the appraised values to reflect such factors as non-current appraisals and revisions to estimated time to sell. These adjustments are determined based on qualitative judgments made by management on a case-by-case basis and are not quantifiable inputs, although they are used in the determination of fair value.
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

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

The carrying amount and estimated fair value of financial instruments not recorded at fair value in their entirety on a recurring basis on the Corporation’s Consolidated Balance Sheets are as follows:

	Carrying Amount	Estimated Fair Value
(in millions)		Total	Level 1	Level 2	Level 3
March 31, 2018
Assets
Cash and due from banks	$1,173	$1,173	$1,173	$—	$—
Interest-bearing deposits with banks	5,663	5,663	5,663	—	—
Loans held-for-sale	2	2	—	2	—
Total loans, net of allowance for loan losses (a)	48,542	48,345	—	—	48,345
Customers’ liability on acceptances outstanding	2	2	2	—	—
Restricted equity investments	248	248	248	—	—
Nonmarketable equity securities (b)	6	9
Liabilities
Demand deposits (noninterest-bearing)	30,961	30,961	—	30,961	—
Interest-bearing deposits	24,603	24,603	—	24,603	—
Customer certificates of deposit	2,071	2,041	—	2,041	—
Total deposits	57,635	57,605	—	57,605	—
Short-term borrowings	48	48	48	—	—
Acceptances outstanding	2	2	2	—	—
Medium- and long-term debt	5,594	5,604	—	5,604	—
Credit-related financial instruments	(68)	(68)	—	—	(68)
December 31, 2017
Assets
Cash and due from banks	$1,438	$1,438	$1,438	$—	$—
Interest-bearing deposits with banks	4,407	4,407	4,407	—	—
Investment securities held-to-maturity	1,266	1,246	—	1,246	—
Loans held-for-sale	4	4	—	4	—
Total loans, net of allowance for loan losses (a)	48,461	48,153	—	—	48,153
Customers’ liability on acceptances outstanding	2	2	2	—	—
Restricted equity investments	207	207	207	—	—
Nonmarketable equity securities (b)	6	9
Liabilities
Demand deposits (noninterest-bearing)	32,071	32,071	—	32,071	—
Interest-bearing deposits	23,667	23,667	—	23,667	—
Customer certificates of deposit	2,165	2,142	—	2,142	—
Total deposits	57,903	57,880	—	57,880	—
Short-term borrowings	10	10	10	—	—
Acceptances outstanding	2	2	2	—	—
Medium- and long-term debt	4,622	4,636	—	4,636	—
Credit-related financial instruments	(67)	(67)	—	—	(67)

(a)	Included $106 million and $116 million of impaired loans recorded at fair value on a nonrecurring basis at March 31, 2018 and December 31, 2017, respectively.

(b)
Certain investments that are measured at fair value using the net asset value have not been classified in the fair value hierarchy. The fair value amounts presented in the table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the Consolidated Balance Sheets.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

NOTE 3 - INVESTMENT SECURITIES
A summary of the Corporation’s investment securities follows:

(in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
March 31, 2018
Investment securities available-for-sale:
U.S. Treasury and other U.S. government agency securities	$2,744	$—	$38	$2,706
Residential mortgage-backed securities (a)	9,500	13	248	9,265
Total investment securities available-for-sale	$12,244	$13	$286	$11,971

December 31, 2017
Investment securities available-for-sale:
U.S. Treasury and other U.S. government agency securities	$2,743	$—	$16	$2,727
Residential mortgage-backed securities (a)	8,230	22	128	8,124
State and municipal securities	5	—	—	5
Equity and other non-debt securities	83	1	2	82
Total investment securities available-for-sale (b)	$11,061	$23	$146	$10,938
Investment securities held-to-maturity (c):
Residential mortgage-backed securities (a)	$1,266	$—	$20	$1,246

(a)	Issued and/or guaranteed by U.S. government agencies or U.S. government-sponsored enterprises.

(b)	Included auction-rate securities at amortized cost and fair value of $51 million and $49 million, respectively, as of December 31, 2017.

(c)
The amortized cost of investment securities held-to-maturity included net unrealized losses of $9 million at December 31, 2017 related to securities transferred from available-for-sale in 2014, which are included in accumulated other comprehensive loss.

In connection with the adoption of ASU 2016-01 on January 1, 2018, cumulative unrealized gains and losses on available-for-sale equity and other non-debt securities were reclassified to retained earnings and the carrying value was reclassified to other short-term investments. Additionally, the Corporation transferred residential mortgage-backed securities with a book value of approximately $1.3 billion from held-to-maturity to available-for-sale upon the adoption of ASU 2017-12. For additional information about the adoption of ASU 2016-01, refer to note 1.
A summary of the Corporation’s investment securities in an unrealized loss position as of March 31, 2018 and December 31, 2017 follows:

	Temporarily Impaired
	Less than 12 Months		12 Months or more			Total
(in millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses		Fair Value	Unrealized Losses
March 31, 2018
U.S. Treasury and other U.S. government agency securities	$2,706	$38	$—	$—		$2,706	$38
Residential mortgage-backed securities (a)	4,623	81	3,855	167		8,478	248
Total temporarily impaired securities	$7,329	$119	$3,855	$167		$11,184	$286
December 31, 2017
U.S. Treasury and other U.S. government agency securities	$2,727	$16	$—	$—		$2,727	$16
Residential mortgage-backed securities (a)	3,845	32	4,003	125		7,848	157
State and municipal securities (c)	—	—	5	—	(b)	5	—	(b)
Equity and other non-debt securities (c)	—	—	44	2		44	2
Total temporarily impaired securities	$6,572	$48	$4,052	$127		$10,624	$175

(a)	Issued and/or guaranteed by U.S. government agencies or U.S. government-sponsored enterprises.

(b)	Unrealized losses less than $0.5 million.

(c)	Primarily auction-rate securities.
At March 31, 2018, the Corporation had 377 securities in an unrealized loss position with no credit impairment, including 29 U.S. Treasury securities and 348 residential mortgage-backed securities. The unrealized losses for these securities resulted from changes in market interest rates and liquidity, not changes in credit quality. The Corporation ultimately expects full collection of the carrying amount of these securities, does not intend to sell the securities in an unrealized loss position, and it is not more-likely-than-not that the Corporation will be required to sell the securities in an unrealized loss position prior to recovery of amortized cost. The Corporation does not consider these securities to be other-than-temporarily impaired at March 31, 2018.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

There were no significant gains or losses of debt securities available-for-sale or equity securities during the three months ended March 31, 2018, including the sale and redemption of the remaining auction-rate securities in the investment securities portfolio. Additionally, there were no significant gains or losses of investment securities available-for-sale during the three months ended March 31, 2017.
The following table summarizes the amortized cost and fair values of debt securities by contractual maturity. Securities with multiple maturity dates are classified in the period of final maturity. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(in millions)
March 31, 2018	Amortized Cost	Fair Value
Contractual maturity
Within one year	$100	$100
After one year through five years	2,861	2,823
After five years through ten years	1,727	1,709
After ten years	7,557	7,339
Total investment securities	$12,245	$11,971
Included in the contractual maturity distribution in the table above were residential mortgage-backed securities with total amortized cost of $9.5 billion and fair value of $9.3 billion. The actual cash flows of mortgage-backed securities may differ from contractual maturity as the borrowers of the underlying loans may exercise prepayment options.
At March 31, 2018, investment securities with a carrying value of $628 million were pledged where permitted or required by law to secure $311 million of liabilities, primarily public and other deposits of state and local government agencies and derivative instruments.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

NOTE 4 – CREDIT QUALITY AND ALLOWANCE FOR CREDIT LOSSES
The following table presents an aging analysis of the recorded balance of loans.

	Loans Past Due and Still Accruing
(in millions)	30-59 Days	60-89 Days	90 Days or More	Total	Nonaccrual Loans	Current Loans	Total Loans
March 31, 2018
Business loans:
Commercial	$84	$29	$26	$139	$242	$30,528	$30,909
Real estate construction:
Commercial Real Estate business line (a)	12	—	—	12	—	2,746	2,758
Other business lines (b)	—	—	—	—	—	356	356
Total real estate construction	12	—	—	12	—	3,102	3,114
Commercial mortgage:
Commercial Real Estate business line (a)	15	—	—	15	9	1,882	1,906
Other business lines (b)	20	6	8	34	20	7,312	7,366
Total commercial mortgage	35	6	8	49	29	9,194	9,272
Lease financing	—	—	—	—	3	461	464
International	14	—	—	14	4	946	964
Total business loans	145	35	34	214	278	44,231	44,723
Retail loans:
Residential mortgage	11	1	—	12	29	1,962	2,003
Consumer:
Home equity	6	2	1	9	19	1,735	1,763
Other consumer	1	—	1	2	—	749	751
Total consumer	7	2	2	11	19	2,484	2,514
Total retail loans	18	3	2	23	48	4,446	4,517
Total loans	$163	$38	$36	$237	$326	$48,677	$49,240
December 31, 2017
Business loans:
Commercial	$79	$134	$12	$225	$309	$30,526	$31,060
Real estate construction:
Commercial Real Estate business line (a)	3	—	—	3	—	2,627	2,630
Other business lines (b)	4	—	—	4	—	327	331
Total real estate construction	7	—	—	7	—	2,954	2,961
Commercial mortgage:
Commercial Real Estate business line (a)	14	—	—	14	9	1,808	1,831
Other business lines (b)	27	6	22	55	22	7,251	7,328
Total commercial mortgage	41	6	22	69	31	9,059	9,159
Lease financing	—	—	—	—	4	464	468
International	13	—	—	13	6	964	983
Total business loans	140	140	34	314	350	43,967	44,631
Retail loans:
Residential mortgage	10	2	—	12	31	1,945	1,988
Consumer:
Home equity	5	1	—	6	21	1,789	1,816
Other consumer	4	—	1	5	—	733	738
Total consumer	9	1	1	11	21	2,522	2,554
Total retail loans	19	3	1	23	52	4,467	4,542
Total loans	$159	$143	$35	$337	$402	$48,434	$49,173

(a)	Primarily loans to real estate developers.

(b)	Primarily loans secured by owner-occupied real estate.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

The following table presents loans by credit quality indicator, based on internal risk ratings assigned to each business loan at the time of approval and subjected to subsequent reviews, generally at least annually, and to pools of retail loans with similar risk characteristics.

	Internally Assigned Rating
(in millions)	Pass (a)	Special Mention (b)	Substandard (c)	Nonaccrual (d)	Total
March 31, 2018
Business loans:
Commercial	$29,195	$579	$893	$242	$30,909
Real estate construction:
Commercial Real Estate business line (e)	2,758	—	—	—	2,758
Other business lines (f)	352	4	—	—	356
Total real estate construction	3,110	4	—	—	3,114
Commercial mortgage:
Commercial Real Estate business line (e)	1,836	15	46	9	1,906
Other business lines (f)	7,144	107	95	20	7,366
Total commercial mortgage	8,980	122	141	29	9,272
Lease financing	453	5	3	3	464
International	926	5	29	4	964
Total business loans	42,664	715	1,066	278	44,723
Retail loans:
Residential mortgage	1,973	1	—	29	2,003
Consumer:
Home equity	1,733	—	11	19	1,763
Other consumer	750	1	—	—	751
Total consumer	2,483	1	11	19	2,514
Total retail loans	4,456	2	11	48	4,517
Total loans	$47,120	$717	$1,077	$326	$49,240
December 31, 2017
Business loans:
Commercial	$29,263	$591	$897	$309	$31,060
Real estate construction:
Commercial Real Estate business line (e)	2,630	—	—	—	2,630
Other business lines (f)	327	4	—	—	331
Total real estate construction	2,957	4	—	—	2,961
Commercial mortgage:
Commercial Real Estate business line (e)	1,759	20	43	9	1,831
Other business lines (f)	7,099	115	92	22	7,328
Total commercial mortgage	8,858	135	135	31	9,159
Lease financing	440	23	1	4	468
International	946	11	20	6	983
Total business loans	42,464	764	1,053	350	44,631
Retail loans:
Residential mortgage	1,955	2	—	31	1,988
Consumer:
Home equity	1,786	1	8	21	1,816
Other consumer	737	1	—	—	738
Total consumer	2,523	2	8	21	2,554
Total retail loans	4,478	4	8	52	4,542
Total loans	$46,942	$768	$1,061	$402	$49,173

(a)	Includes all loans not included in the categories of special mention, substandard or nonaccrual.

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

(d)
Nonaccrual loans are loans for which the accrual of interest has been discontinued. For further information regarding nonaccrual loans, refer to the Nonperforming Assets subheading in Note 1 - Basis of Presentation and Accounting Policies - on pages F-51 and F-52 in the Corporation's 2017 Annual Report. A significant majority of nonaccrual loans are generally consistent with the "substandard" category and the remainder are generally consistent with the "doubtful" category as defined by regulatory authorities.

(e)	Primarily loans to real estate developers.

(f)	Primarily loans secured by owner-occupied real estate.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

The following table summarizes nonperforming assets.

(in millions)	March 31, 2018	December 31, 2017
Nonaccrual loans	$326	$402
Reduced-rate loans (a)	8	8
Total nonperforming loans	334	410
Foreclosed property (b)	5	5
Total nonperforming assets	$339	$415

(a)	There were no reduced-rate business loans at both March 31, 2018 and December 31, 2017. Reduced-rate retail loans were $8 million at both March 31, 2018 and December 31, 2017.

(b)	Included $4 million of foreclosed residential real estate properties at both March 31, 2018 and December 31, 2017.
There were no retail loans secured by residential real estate properties in process of foreclosure included in nonaccrual loans at both March 31, 2018 and December 31, 2017.
Allowance for Credit Losses
The following table details the changes in the allowance for loan losses and related loan amounts.

	2018			2017
(in millions)	Business Loans	Retail Loans	Total	Business Loans	Retail Loans	Total

Three Months Ended March 31
Allowance for loan losses:
Balance at beginning of period	$661	$51	$712	$682	$48	$730
Loan charge-offs	(36)	(1)	(37)	(42)	(2)	(44)
Recoveries on loans previously charged-off	8	1	9	9	2	11
Net loan charge-offs	(28)	—	(28)	(33)	—	(33)
Provision for loan losses	20	(6)	14	12	(1)	11
Balance at end of period	$653	$45	$698	$661	$47	$708
As a percentage of total loans	1.46%	0.99%	1.42%	1.51%	1.05%	1.47%
March 31
Allowance for loan losses:
Individually evaluated for impairment	$42	$—	$42	$87	$2	$89
Collectively evaluated for impairment	611	45	656	574	45	619
Total allowance for loan losses	$653	$45	$698	$661	$47	$708
Loans:
Individually evaluated for impairment	$384	$31	$415	$535	$41	$576
Collectively evaluated for impairment	44,339	4,486	48,825	43,287	4,440	47,727
Total loans evaluated for impairment	$44,723	$4,517	$49,240	$43,822	$4,481	$48,303
Changes in the allowance for credit losses on lending-related commitments, included in accrued expenses and other liabilities on the Consolidated Balance Sheets, are summarized in the following table.

	Three Months Ended March 31,
(in millions)	2018	2017
Balance at beginning of period	$42	$41
Provision for credit losses on lending-related commitments	(2)	5
Balance at end of period	$40	$46

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

Individually Evaluated Impaired Loans
The following table presents additional information regarding individually evaluated impaired loans.

	Recorded Investment In:
(in millions)	Impaired Loans with No Related Allowance	Impaired Loans with Related Allowance	Total Impaired Loans	Unpaid Principal Balance	Related Allowance for Loan Losses
March 31, 2018
Business loans:
Commercial	$159	$156	$315	$403	$39
Commercial mortgage:
Commercial Real Estate business line (a)	39	1	40	49	—
Other business lines (b)	3	22	25	29	3
Total commercial mortgage	42	23	65	78	3
International	3	1	4	9	—
Total business loans	204	180	384	490	42
Retail loans:
Residential mortgage	11	8	19	20	—
Consumer:
Home equity	11	—	11	13	—
Other consumer	1	—	1	2	—
Total consumer	12	—	12	15	—
Total retail loans (c)	23	8	31	35	—
Total individually evaluated impaired loans	$227	$188	$415	$525	$42
December 31, 2017
Business loans:
Commercial	$105	$267	$372	$460	$63
Commercial mortgage:
Commercial Real Estate business line (a)	39	1	40	49	—
Other business lines (b)	3	22	25	29	3
Total commercial mortgage	42	23	65	78	3
International	—	6	6	17	1
Total business loans	147	296	443	555	67
Retail loans:
Residential mortgage	14	8	22	22	—
Consumer:
Home equity	11	—	11	14	—
Other consumer	1	—	1	2	—
Total consumer	12	—	12	16	—
Total retail loans (c)	26	8	34	38	—
Total individually evaluated impaired loans	$173	$304	$477	$593	$67

(a)	Primarily loans to real estate developers.

(b)	Primarily loans secured by owner-occupied real estate.

(c)	Individually evaluated retail loans generally have no related allowance for loan losses, primarily due to policy which results in direct write-downs of most restructured retail loans.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

The following table presents information regarding average individually evaluated impaired loans and the related interest recognized. Interest income recognized for the period primarily related to performing restructured loans.

	Individually Evaluated Impaired Loans
	2018		2017
(in millions)	Average Balance for the Period	Interest Income Recognized for the Period	Average Balance for the Period	Interest Income Recognized for the Period
Three Months Ended March 31
Business loans:
Commercial	$344	$1	$498	$2
Commercial mortgage:
Commercial Real Estate business line (a)	40	1	7	—
Other business lines (b)	25	—	34	—
Total commercial mortgage	65	1	41	—
International	5	—	11	—
Total business loans	414	2	550	2
Retail loans:
Residential mortgage	20	—	27	—
Consumer loans:
Home equity	11	—	14	—
Other consumer	1	—	4	—
Total consumer	12	—	18	—
Total retail loans	32	—	45	—
Total individually evaluated impaired loans	$446	$2	$595	$2

(a)	Primarily loans to real estate developers.

(b)	Primarily loans secured by owner-occupied real estate.
Troubled Debt Restructurings
The following table details the recorded balance at March 31, 2018 and 2017 of loans considered to be troubled debt restructurings (TDRs) that were restructured during the three-month periods ended March 31, 2018 and 2017, all of which were principal deferrals.

	Principal Deferrals (a)
(in millions)	2018	2017
Three Months Ended March 31
Business loans:
Commercial	$28	$80
Commercial mortgage:
Other business lines (b)	1	5
Total business loans	29	85
Retail loans:
Consumer:
Home equity (c)	1	1
Total loans	$30	$86

(a)	Primarily represents loan balances where terms were extended 90 days or more at or above contractual interest rates.

(b)	Primarily loans to secured by owner-occupied real estate.

(c)	Includes bankruptcy loans for which the court has discharged the borrower's obligation and the borrower has not reaffirmed the debt.
At March 31, 2018 and December 31, 2017, commitments to lend additional funds to borrowers whose terms have been modified in TDRs totaled $21 million and $31 million, respectively.
All of the modifications considered to be TDRs that occurred during the three months ended March 31, 2018 and 2017 were principal deferrals. The Corporation charges interest on principal balances outstanding during deferral periods. Additionally, none of the modifications involved forgiveness of principal. As a result, the current and future financial effects of the recorded balance of loans considered to be TDRs that were restructured during the three months ended March 31, 2018 and 2017 were insignificant.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

On an ongoing basis, the Corporation monitors the performance of modified loans to their restructured terms. The allowance for loan losses continues to be reassessed on the basis of an individual evaluation of the loan.
The following table presents information regarding the recorded balance at March 31, 2018 and 2017 of loans modified by principal deferral during the twelve-month periods ended March 31, 2018 and 2017. For principal deferrals, incremental deterioration in the credit quality of the loan, represented by a downgrade in the risk rating of the loan, for example, due to missed interest payments or a reduction of collateral value, is considered a subsequent default. There were no subsequent defaults of principal deferral loans during the three-month periods ended March 31, 2018 and 2017.

	Principal Deferrals
(in millions)	2018	2017
Balance at March 31,
Business loans:
Commercial	$90	$141
Commercial mortgage:
Commercial Real Estate business line (a)	37	—
Other business lines (a)	2	9
Total commercial mortgage	39	9
Total business loans	129	150
Retail loans:
Consumer:
Home equity (b)	2	2
Total principal deferrals	$131	$152

(a)	Primarily loans secured by owner-occupied real estate.

(b)	Includes bankruptcy loans for which the court has discharged the borrower's obligation and the borrower has not reaffirmed the debt.
During the twelve-month periods ended March 31, 2018 and 2017, loans with a carrying value of $17 million and $1 million, respectively, were modified by interest rate reduction (reduced-rate loans), and loans with a carrying value of $20 million and $48 million, respectively, were restructured into two notes (AB note restructures). For reduced-rate loans and AB note restructures, a subsequent payment default is defined in terms of delinquency, when a principal or interest payment is 90 days past due. There were no subsequent payment defaults of reduced-rate loans or AB note restructures during the three-month periods ended March 31, 2018 and 2017.
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
Credit risk is the possible loss that may occur in the event of nonperformance by the counterparty to a financial instrument. The Corporation attempts to minimize credit risk arising from customer-initiated derivatives by evaluating the creditworthiness of each customer, adhering to the same credit approval process used for traditional lending activities and obtaining collateral as deemed necessary. Derivatives with dealer counterparties are either cleared through a clearinghouse or settled directly with a single counterparty. For derivatives settled directly with dealer counterparties, the Corporation utilizes counterparty risk limits and monitoring procedures as well as master netting arrangements and bilateral collateral agreements to facilitate the management of credit risk. Master netting arrangements effectively reduce credit risk by permitting settlement of positive and negative positions and offset cash collateral held with the same counterparty on a net basis. Bilateral collateral agreements require daily exchange of cash or highly rated securities issued by the U.S. Treasury or other U.S. government entities to collateralize amounts due to either party. At March 31, 2018, counterparties with bilateral collateral agreements had pledged $5 million of marketable investment

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

securities and deposited $8 million of cash with the Corporation to secure the fair value of contracts in an unrealized gain position, and the Corporation had pledged $11 million of marketable investment securities and posted $63 million of cash as collateral for contracts in an unrealized loss position. For those counterparties not covered under bilateral collateral agreements, collateral is obtained, if deemed necessary, based on the results of management’s credit evaluation of the counterparty. Collateral varies, but may include cash, investment securities, accounts receivable, equipment or real estate. Included in the fair value of derivative instruments are credit valuation adjustments reflecting counterparty credit risk. These adjustments are determined by applying a credit spread for the counterparty or the Corporation, as appropriate, to the total expected exposure of the derivative. There were no derivative instruments with credit-risk-related contingent features that were in a liability position at March 31, 2018.
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

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

The following table presents the composition of the Corporation’s derivative instruments held or issued for risk management purposes or in connection with customer-initiated and other activities at March 31, 2018 and December 31, 2017. The table excludes commitments and warrants accounted for as derivatives.

	March 31, 2018			December 31, 2017
		Fair Value			Fair Value
(in millions)	Notional/ Contract Amount (a)	Gross Derivative Assets	Gross Derivative Liabilities	Notional/ Contract Amount (a)	Gross Derivative Assets	Gross Derivative Liabilities
Risk management purposes
Derivatives designated as hedging instruments
Interest rate contracts:
Swaps - fair value - receive fixed/pay floating	$1,775	$—	$3	$1,775	$—	$2
Derivatives used as economic hedges
Foreign exchange contracts:
Spot, forwards and swaps	647	—	—	650	—	2
Total risk management purposes	2,422	—	3	2,425	—	4
Customer-initiated and other activities
Interest rate contracts:
Caps and floors written	582	—	2	635	—	—
Caps and floors purchased	582	2	—	635	—	—
Swaps	12,454	31	93	13,119	57	57
Total interest rate contracts	13,618	33	95	14,389	57	57
Energy contracts:
Caps and floors written	135	—	11	164	—	11
Caps and floors purchased	135	11	—	164	11	—
Swaps	1,755	96	95	1,519	82	80
Total energy contracts	2,025	107	106	1,847	93	91
Foreign exchange contracts:
Spot, forwards, options and swaps	1,976	37	32	1,884	42	38
Total customer-initiated and other activities	17,619	177	233	18,120	192	186
Total gross derivatives	$20,041	$177	$236	$20,545	$192	$190
Amounts offset in the Consolidated Balance Sheets:
Netting adjustment - Offsetting derivative assets/liabilities		(49)	(49)		(49)	(49)
Netting adjustment - Cash collateral received/posted		(5)	(62)		(1)	(39)
Net derivatives included in the Consolidated Balance Sheets (b)		123	125		142	102
Amounts not offset in the Consolidated Balance Sheets:
Marketable securities pledged under bilateral collateral agreements		(5)	(11)		(3)	(24)
Net derivatives after deducting amounts not offset in the Consolidated Balance Sheets		$118	$114		$139	$78

(a)
Notional or contractual amounts, which represent the extent of involvement in the derivatives market, are used to determine the contractual cash flows required in accordance with the terms of the agreement. These amounts are typically not exchanged, significantly exceed amounts subject to credit or market risk and are not reflected in the Consolidated Balance Sheets.

(b)
Net derivative assets are included in accrued income and other assets and net derivative liabilities are included in accrued expenses and other liabilities on the Consolidated Balance Sheets. Included in the fair value of net derivative assets and net derivative liabilities are credit valuation adjustments reflecting counterparty credit risk and credit risk of the Corporation. The fair value of net derivative assets included credit valuation adjustments for counterparty credit risk of $3 million and $4 million at March 31, 2018 and December 31, 2017, respectively.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

Risk Management
The Corporation's derivative instruments used for managing interest rate risk currently comprise swaps converting fixed-rate long-term debt to variable rates.

The following table details the effects of fair value hedging on the Consolidated Statements of Comprehensive Income.

	Interest on Medium- and Long-Term Debt
	Three Months Ended March 31,
(in millions)	2018	2017
Total interest on medium-and long-term debt (a)	$25	$17

Fair value hedging relationships:
Interest rate contracts:
Hedged items	15	22
Derivatives designated as hedging instruments	(3)	(10)
(a) Includes the effects of hedging.
The following table summarizes the expected weighted average remaining maturity of the notional amount of risk management interest rate swaps, the carrying amount of the related hedged items and the weighted average interest rates associated with amounts expected to be received or paid on interest rate swap agreements as of March 31, 2018 and December 31, 2017.

			Weighted Average
(dollar amounts in millions)	Derivative Notional Amount	Carrying Value of Hedged Items (a)	Remaining Maturity (in years)	Receive Rate	Pay Rate (b)
March 31, 2018
Swaps - fair value - receive fixed/pay floating rate
Medium- and long-term debt	$1,775	$1,794	4.4	3.26%	2.59%
December 31, 2017
Swaps - fair value - receive fixed/pay floating rate
Medium- and long-term debt	1,775	1,822	4.6	3.26	2.35

(a)
Included $27 million and $56 million of cumulative hedging adjustments at March 31, 2018 and December 31, 2017, respectively, which included $8 million and $9 million, respectively, of hedging adjustment on a discontinued hedging relationship.

(b)	Variable rates paid on receive fixed swaps are based on six-month LIBOR rates in effect at March 31, 2018 and December 31, 2017.
Foreign exchange rate risk arises from changes in the value of certain assets and liabilities denominated in foreign currencies. The Corporation employs spot and forward contracts in addition to swap contracts to manage exposure to these and other risks. These instruments are used as economic hedges and net gains or losses are included in other noninterest income in the Consolidated Statements of Comprehensive Income.
Customer-Initiated and Other
The Corporation enters into derivative transactions at the request of customers and generally takes offsetting positions with dealer counterparties to mitigate the inherent market risk. Income primarily results from the spread between the customer derivative and the offsetting dealer position.
For customer-initiated foreign exchange contracts where offsetting positions have not been taken, the Corporation manages the remaining inherent market risk through individual foreign currency position limits and aggregate value-at-risk limits. These limits are established annually and reviewed quarterly. For those customer-initiated derivative contracts which were not offset or where the Corporation holds a position within the limits described above, the Corporation recognized no net gains or losses in other noninterest income in the Consolidated Statements of Comprehensive Income for both the three-month periods ended March 31, 2018 and 2017.

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

		Three Months Ended March 31,
(in millions)	Location of Gain	2018	2017
Interest rate contracts	Other noninterest income	$4	$6
Foreign exchange contracts	Foreign exchange income	12	11
Total		$16	$17
Credit-Related Financial Instruments
The Corporation issues off-balance sheet financial instruments in connection with commercial and consumer lending activities. The Corporation’s credit risk associated with these instruments is represented by the contractual amounts indicated in the following table.

(in millions)	March 31, 2018	December 31, 2017
Unused commitments to extend credit:
Commercial and other	$22,169	$22,636
Bankcard, revolving check credit and home equity loan commitments	2,838	2,833
Total unused commitments to extend credit	$25,007	$25,469
Standby letters of credit	$3,245	$3,228
Commercial letters of credit	37	39
The Corporation maintains an allowance to cover probable credit losses inherent in lending-related commitments, including unused commitments to extend credit, letters of credit and financial guarantees. The allowance for credit losses on lending-related commitments, included in accrued expenses and other liabilities was $40 million and $42 million at March 31, 2018 and December 31, 2017, respectively.
Unused Commitments to Extend Credit
Commitments to extend credit are legally binding agreements to lend to a customer, provided there is no violation of any condition established in the contract. These commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many commitments expire without being drawn upon, the total contractual amount of commitments does not necessarily represent future cash requirements of the Corporation. Commercial and other unused commitments are primarily variable rate commitments. The allowance for credit losses on lending-related commitments included $26 million and $27 million at March 31, 2018 and December 31, 2017, respectively, for probable credit losses inherent in the Corporation’s unused commitments to extend credit.
Standby and Commercial Letters of Credit
Standby letters of credit represent conditional obligations of the Corporation which guarantee the performance of a customer to a third party. Standby letters of credit are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing and similar transactions. Commercial letters of credit are issued to finance foreign or domestic trade transactions. These contracts expire in decreasing amounts through the year 2028. The Corporation may enter into participation arrangements with third parties that effectively reduce the maximum amount of future payments which may be required under standby and commercial letters of credit. These risk participations covered $123 million and $127 million, respectively, of the $3.3 billion standby and commercial letters of credit outstanding at both March 31, 2018 and December 31, 2017.
The carrying value of the Corporation’s standby and commercial letters of credit, included in accrued expenses and other liabilities, totaled $42 million at March 31, 2018, including $28 million in deferred fees and $14 million in the allowance for credit losses on lending-related commitments. At December 31, 2017, the comparable amounts were $40 million, $25 million and $15 million, respectively.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

The following table presents a summary of criticized standby and commercial letters of credit at March 31, 2018 and December 31, 2017. The Corporation's criticized list is generally consistent with the Special Mention, Substandard and Doubtful categories defined by regulatory authorities. The Corporation manages credit risk through underwriting, periodically reviewing and approving its credit exposures using Board committee approved credit policies and guidelines.

(dollar amounts in millions)	March 31, 2018	December 31, 2017
Total criticized standby and commercial letters of credit	$77	$88
As a percentage of total outstanding standby and commercial letters of credit	2.4%	2.7%
Other Credit-Related Financial Instruments
The Corporation enters into credit risk participation agreements, under which the Corporation assumes credit exposure associated with a borrower’s performance related to certain interest rate derivative contracts. The Corporation is not a party to the interest rate derivative contracts and only enters into these credit risk participation agreements in instances in which the Corporation is also a party to the related loan participation agreement for such borrowers. The Corporation manages its credit risk on the credit risk participation agreements by monitoring the creditworthiness of the borrowers, which is based on the normal credit review process had it entered into the derivative instruments directly with the borrower. The notional amount of such credit risk participation agreement reflects the pro-rata share of the derivative instrument, consistent with its share of the related participated loan. As of March 31, 2018 and December 31, 2017, the total notional amount of the credit risk participation agreements was approximately $540 million and $549 million, respectively, and the fair value was insignificant for both periods. The maximum estimated exposure to these agreements, as measured by projecting a maximum value of the guaranteed derivative instruments, assuming 100 percent default by all obligors on the maximum values, was insignificant at March 31, 2018 and December 31, 2017. In the event of default, the lead bank has the ability to liquidate the assets of the borrower, in which case the lead bank would be required to return a percentage of the recouped assets to the participating banks. As of March 31, 2018, the weighted average remaining maturity of outstanding credit risk participation agreements was 2.4 years.
NOTE 6 - VARIABLE INTEREST ENTITIES (VIEs)
The Corporation evaluates its interest in certain entities to determine if these entities meet the definition of a VIE and whether the Corporation is the primary beneficiary and should consolidate the entity based on the variable interests it held both at inception and when there is a change in circumstances that requires a reconsideration.
The Corporation holds ownership interests in funds in the form of limited partnerships or limited liability companies (LLCs) investing in affordable housing projects that qualify for the low-income housing tax credit (LIHTC). The Corporation also directly invests in limited partnerships and LLCs which invest in community development projects which generate similar tax credits to investors (other tax credit entities). As an investor, the Corporation obtains income tax credits and deductions from the operating losses of these tax credit entities. These tax credit entities meet the definition of a VIE; however, the Corporation is not the primary beneficiary of the entities, as the general partner or the managing member has both the power to direct the activities that most significantly impact the economic performance of the entities and the obligation to absorb losses or the right to receive benefits that could be significant to the entities.
The Corporation accounts for its interests in LIHTC entities using the proportional amortization method. Exposure to loss as a result of the Corporation’s involvement with LIHTC entities at March 31, 2018 was limited to approximately $426 million. Ownership interests in other tax credit entities are accounted for under either the cost or equity method. Exposure to loss as a result of the Corporation's involvement in other tax credit entities at March 31, 2018 was limited to approximately $7 million.
Investment balances, including all legally binding commitments to fund future investments, are included in accrued income and other assets on the Consolidated Balance Sheets. A liability is recognized in accrued expenses and other liabilities on the Consolidated Balance Sheets for all legally binding unfunded commitments to fund tax credit entities ($165 million at March 31, 2018). Amortization and other write-downs of LIHTC investments are presented on a net basis as a component of the provision for income taxes on the Consolidated Statements of Comprehensive Income, while amortization and write-downs of other tax credit investments are recorded in other noninterest income. The income tax credits and deductions are recorded as a reduction of income tax expense and a reduction of federal income taxes payable.
The Corporation provided no financial or other support that was not contractually required to any of the above VIEs during the three months ended March 31, 2018 and 2017.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

The following table summarizes the impact of these tax credit entities on line items on the Corporation’s Consolidated Statements of Comprehensive Income.

	Three Months Ended March 31,
(in millions)	2018	2017
Other noninterest income:
Amortization of other tax credit investments	$1	$1
Provision for income taxes:
Amortization of LIHTC investments	15	16
Low income housing tax credits	(15)	(15)
Other tax benefits related to tax credit entities	(3)	(6)
Total provision for income taxes	$(3)	$(5)
For further information on the Corporation’s consolidation policy, see note 1 to the consolidated financial statements in the Corporation's 2017 Annual Report.
NOTE 7 - MEDIUM- AND LONG-TERM DEBT
Medium- and long-term debt is summarized as follows:

(in millions)	March 31, 2018	December 31, 2017
Parent company
Subordinated notes:
3.80% subordinated notes due 2026 (a)	$248	$255
Medium-term notes:
2.125% notes due 2019 (a)	346	347
Total parent company	594	602
Subsidiaries
Subordinated notes:
4.00% subordinated notes due 2025 (a)	339	347
7.875% subordinated notes due 2026 (a)	201	208
Total subordinated notes	540	555
Medium-term notes:
2.50% notes due 2020 (a)	660	665
Federal Home Loan Bank (FHLB) advances:
Floating-rate based on FHLB auction rate due 2026	2,800	2,800
Floating-rate based on FHLB auction rate due 2028	1,000	—
Total FHLB advances	3,800	2,800
Total subsidiaries	5,000	4,020
Total medium- and long-term debt	$5,594	$4,622

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

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

Comerica Bank (the Bank), a wholly-owned subsidiary of the Corporation, is a member of the FHLB, which provides short- and long-term funding to its members through advances collateralized by real estate-related assets. On February 7, 2018, the Bank borrowed an additional $1.0 billion of 10-year, floating-rate FHLB advances due January 26, 2028. The interest rate on the FHLB advances resets between four and eight weeks, based on the FHLB auction rate. At March 31, 2018, the weighted-average rate on the FHLB advances was 1.85%. Each note may be prepaid in full, without penalty, at each scheduled reset date. Borrowing capacity is contingent on the amount of collateral available to be pledged to the FHLB. At March 31, 2018, $15.8 billion of real estate-related loans were pledged to the FHLB as blanket collateral for current and potential future borrowings of approximately $4.4 billion.
Unamortized debt issuance costs deducted from the carrying amount of medium- and long-term debt totaled $5 million at both March 31, 2018 and December 31, 2017.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

NOTE 8 - ACCUMULATED OTHER COMPREHENSIVE LOSS
The following table presents a reconciliation of the changes in the components of accumulated other comprehensive loss and details the components of other comprehensive income (loss) for the three months ended March 31, 2018 and 2017, including the amount of income tax expense (benefit) allocated to each component of other comprehensive income (loss).

	Three Months Ended March 31,
(in millions)	2018	2017
Accumulated net unrealized losses on investment securities:
Balance at beginning of period, net of tax	$(101)	$(33)

Cumulative effect of change in accounting principle	1	—

Net unrealized holding losses arising during the period	(142)	(2)
Less: Benefit for income taxes	(33)	(1)
Net unrealized holding losses arising during the period, net of tax	(109)	(1)
Less:
Reclassification adjustment for net losses realized as a yield adjustment included in net income, net of tax	—	(1)
Change in net unrealized losses on investment securities, net of tax	(109)	—
Balance at end of period, net of tax	$(209)	$(33)

Accumulated defined benefit pension and other postretirement plans adjustment:
Balance at beginning of period, net of tax	$(350)	$(350)

Amortization of actuarial net loss	15	13
Amortization of prior service credit	(7)	(7)
Amounts recognized in other noninterest expense	8	6
Less: Provision for income taxes	2	2
Change in defined benefit pension and other postretirement plans adjustment, net of tax	6	4
Balance at end of period, net of tax	$(344)	$(346)
Total accumulated other comprehensive loss at end of period, net of tax	$(553)	$(379)
NOTE 9 - NET INCOME PER COMMON SHARE
Basic and diluted net income per common share are presented in the following table.

	Three Months Ended March 31,
(in millions, except per share data)	2018	2017
Basic and diluted
Net income	$281	$202
Less:
Income allocated to participating securities	2	2
Net income attributable to common shares	$279	$200

Basic average common shares	172	175

Basic net income per common share	$1.62	$1.15

Basic average common shares	172	175
Dilutive common stock equivalents:
Net effect of the assumed exercise of stock options	2	3
Net effect of the assumed exercise of warrants	1	2
Diluted average common shares	175	180

Diluted net income per common share	$1.59	$1.11
There were no anti-dilutive options for both the three-month periods ended March 31, 2018 and 2017.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

NOTE 10 - EMPLOYEE BENEFIT PLANS
Service costs are included in salaries and benefits expense and other components of net benefit cost (credit) are included in other noninterest expenses on the Consolidated Statements of Comprehensive Income. For further information on the Corporation's employee benefit plans, refer to note 17 to the consolidated financial statements in the Corporation's 2017 Annual Report.
The components of net periodic benefit cost (credit) for the Corporation's qualified pension plan, non-qualified pension plan and postretirement benefit plan are as follows.

Qualified Defined Benefit Pension Plan	Three Months Ended March 31,
(in millions)	2018	2017
Service cost	$7	$7

Other components of net benefit credit:
Interest cost	19	20
Expected return on plan assets	(41)	(40)
Amortization of prior service credit	(5)	(5)
Amortization of net loss	13	11
Total other components of net benefit credit	(14)	(14)
Net periodic defined benefit credit	$(7)	$(7)

Non-Qualified Defined Benefit Pension Plan	Three Months Ended March 31,
(in millions)	2018	2017
Service cost	$—	$1

Other components of net benefit cost:
Interest cost	2	2
Amortization of prior service credit	(2)	(2)
Amortization of net loss	2	2
Total other components of net benefit cost	2	2
Net periodic defined benefit cost	$2	$3

Postretirement Benefit Plan	Three Months Ended March 31,
(in millions)	2018	2017
Other components of net benefit cost:
Interest cost	$1	$1
Expected return on plan assets	(1)	(1)
Net periodic defined benefit cost	$—	$—
NOTE 11 - INCOME TAXES AND TAX-RELATED ITEMS
Net unrecognized tax benefits were $10 million at both March 31, 2018 and December 31, 2017. The Corporation anticipates it is reasonably possible that final settlements with tax authorities will result in a decrease in net unrecognized tax benefits of $1 million within the next twelve months. The liability for tax-related interest and penalties included in accrued expenses and other liabilities was $10 million at both March 31, 2018 and December 31, 2017.
Net deferred tax assets were $165 million at March 31, 2018, compared to $141 million at December 31, 2017. The increase of $24 million in net deferred tax assets resulted primarily from an increase in deferred tax assets related to unrealized losses on investment securities available-for-sale. Included in deferred tax assets at both March 31, 2018 and December 31, 2017 were $4 million of state net operating loss carryforwards, which expire between 2018 and 2027. The Corporation believes it is more likely than not the benefit from certain of these state net operating loss carryforwards will not be realized and, accordingly, maintained a valuation allowance of $3 million at both March 31, 2018 and December 31, 2017.
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
NOTE 12 - CONTINGENT LIABILITIES
Legal Proceedings
As previously reported in the Corporation's Form 10-K for the year ended December 31, 2017 , Comerica Bank, a wholly owned subsidiary of the Corporation, was named in November 2011 as a third-party defendant in Butte Local Development v. Masters Group v. Comerica Bank (“the case”), for lender liability. The case was tried in January 2014, in the Montana Second District Judicial Court for Silver Bow County in Butte, Montana. On January 17, 2014, a jury awarded Masters $52 million against the Bank. On July 1, 2015, after an appeal filed by the Corporation, the Montana Supreme Court reversed the judgment against the Corporation and remanded the case for a new trial with instructions that Michigan contract law should apply and dismissing all other claims. The case was retried in the same district court, without a jury, in January 2017, and the Corporation awaits a ruling. Management believes current reserves related to this case are adequate in the event of a negative outcome.
The Corporation and certain of its subsidiaries are subject to various other pending or threatened legal proceedings arising out of the normal course of business or operations. The Corporation believes it has meritorious defenses to the claims asserted against it in its other currently outstanding legal proceedings and, with respect to such legal proceedings, intends to continue to defend itself vigorously, litigating or settling cases according to management’s judgment as to what is in the best interests of the Corporation and its shareholders. Settlement may result from the Corporation's determination that it may be more prudent financially to settle, rather than litigate, and should not be regarded as an admission of liability. On at least a quarterly basis, the Corporation assesses its potential liabilities and contingencies in connection with outstanding legal proceedings utilizing the latest information available. On a case-by-case basis, reserves are established for those legal claims for which it is probable that a loss will be incurred either as a result of a settlement or judgment, and the amount of such loss can be reasonably estimated. The actual costs of resolving these claims may be substantially higher or lower than the amounts reserved. Based on current knowledge, and after consultation with legal counsel, management believes current reserves are adequate, and the amount of any incremental liability arising from these matters is not expected to have a material adverse effect on the Corporation’s consolidated financial condition, results of operations or cash flows. Legal fees of $3 million and $5 million were included in other noninterest expenses for the three months ended March 31, 2018 and 2017, respectively.
For matters where a loss is not probable, the Corporation has not established legal reserves. The Corporation believes the estimate of the aggregate range of reasonably possible losses, in excess of reserves established, for all legal proceedings in which it is involved is from zero to approximately $28 million at March 31, 2018. This estimated aggregate range of reasonably possible losses is based upon currently available information for those proceedings in which the Corporation is involved, taking into account the Corporation’s best estimate of such losses for those cases for which such estimate can be made. For certain cases, the Corporation does not believe an estimate can currently be made. The Corporation’s estimate involves significant judgment, given the varying stages of the proceedings (including the fact many are currently in preliminary stages), the existence in certain proceedings of multiple defendants (including the Corporation) whose share of liability has yet to be determined, the numerous yet-unresolved issues in many of the proceedings (including issues regarding class certification and the scope of many of the claims) and the attendant uncertainty of the various potential outcomes of such proceedings. Accordingly, the Corporation’s estimate will change from time to time, and actual losses may be more or less than the current estimate.
In the event of unexpected future developments, it is possible the ultimate resolution of these matters, if unfavorable, may be material to the Corporation's consolidated financial condition, results of operations or cash flows.
For information regarding income tax contingencies, refer to note 11.
NOTE 13 - RESTRUCTURING CHARGES
The Corporation launched an initiative in 2016 designed to reduce overhead and increase revenue (the "GEAR Up" initiative). The actions in the initiative include, but are not limited to, a reduction in workforce, a new retirement program, streamlining operational processes, real estate optimization including consolidating banking centers as well as reducing office and operations space, selective outsourcing of technology functions, reduction of technology system applications, enhanced sales tools and training, expanded product offerings and improved customer analytics to drive opportunities.

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
Restructuring charges are recorded as a component of noninterest expenses on the Consolidated Statements of Comprehensive Income. The following table presents changes in restructuring reserves, cumulative charges incurred to date and total expected restructuring charges:

(in millions)	Employee Costs	Facilities Costs	Technology Costs	Other Costs	Total

Three Months Ended March 31, 2018
Balance at beginning of period	$8	$—	$6	$1	$15
Restructuring charges	5	1	10	—	16
Payments	(3)	(1)	(7)	(1)	(12)
Balance at end of period	$10	$—	$9	$—	$19

Three Months Ended March 31, 2017
Balance at beginning of period	$10	$4	$—	$4	$18
Restructuring charges	1	1	6	3	11
Payments	(4)	(5)	—	(4)	(13)
Adjustments for non-cash charges (a)	—	—	(3)	—	(3)
Balance at end of period	$7	$—	$3	$3	$13
Total restructuring charges incurred to date	$67	$18	$36	$33	$154
Total expected restructuring charges (b)	70	20 - 25	60 - 65	35	185 - 195

(a)	Adjustments for non-cash charges primarily relate to impairments of previously capitalized software costs in Technology Costs.

(b)	Restructuring activities are expected to be substantially completed by 12/31/2018.
Restructuring charges directly attributable to a business segment are assigned to that business segment. Restructuring charges incurred by areas whose services support the overall Corporation are allocated based on the methodology described in note 22 to the consolidated financial statements in the Corporation's 2017 Annual Report. Total restructuring charges assigned to the Business Bank, Retail Bank and Wealth Management were $9 million, $5 million and $2 million, respectively, for the three months ended March 31, 2018 and $6 million, $4 million, and $1 million, respectively, for the three months ended March 31, 2017. Remaining expected restructuring charges will be assigned to the business segments using the same methodology. Facilities costs pertaining to the consolidation of banking centers primarily impacted the Retail Bank.
NOTE 14 - BUSINESS SEGMENT INFORMATION
The Corporation has strategically aligned its operations into three major business segments: the Business Bank, the Retail Bank and Wealth Management. These business segments are differentiated based on the type of customer and the related products and services provided. In addition to the three major business segments, the Finance Division is also reported as a segment. Business segment results are produced by the Corporation’s internal management accounting system. This system measures financial results based on the internal business unit structure of the Corporation. The performance of the business segments is not comparable with the Corporation's consolidated results and is not necessarily comparable with similar information for any other financial institution. Additionally, because of the interrelationships of the various segments, the information presented is not indicative of how the segments would perform if they operated as independent entities. The management accounting system assigns balance sheet and income statement items to each business segment using certain methodologies, which are regularly reviewed and refined. From time to time, the Corporation may make reclassifications among the segments to more appropriately reflect management's current view of the segments, and methodologies may be modified as the management accounting system is enhanced and changes occur in the organizational structure and/or product lines. For comparability purposes, amounts in all periods are based on business unit structure and methodologies in effect at March 31, 2018.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

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
For further information on the methodologies which form the basis for these results refer to note 23 to the consolidated financial statements in the Corporation's 2017 Annual Report.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

Business segment financial results are as follows:

(dollar amounts in millions)	Business Bank	Retail Bank	Wealth Management	Finance	Other		Total
Three Months Ended March 31, 2018
Earnings summary:
Net interest income	$330	$165	$41	$1	$12		$549
Provision for credit losses	10	4	(4)	—	2		12
Noninterest income	121	42	68	11	2		244
Noninterest expenses	184	177	72	(1)	14		446
Provision (benefit) for income taxes	59	6	10	1	(22)	(a)	54
Net income	$198	$20	$31	$12	$20		$281
Net credit-related charge-offs (recoveries)	$18	$12	$(2)	$—	$—		$28

Selected average balances:
Assets	$38,911	$6,427	$5,373	$13,779	$5,836		$70,326
Loans	37,368	5,807	5,246	—	—		48,421
Deposits	27,314	24,064	3,796	823	93		56,090

Statistical data:
Return on average assets (b)	2.07%	0.33%	2.30%	N/M	N/M		1.62%
Efficiency ratio (c)	40.72	85.03	67.10	N/M	N/M		56.33

(dollar amounts in millions)	Business Bank	Retail Bank	Wealth Management	Finance	Other		Total
Three Months Ended March 31, 2017
Earnings summary:
Net interest income (expense)	$332	$160	$41	$(71)	$8		$470
Provision for credit losses	10	12	(1)	—	(5)		16
Noninterest income	144	48	64	11	4		271
Noninterest expenses	197	179	70	(1)	12		457
Provision (benefit) for income taxes	92	6	13	(24)	(21)	(a)	66
Net income (loss)	$177	$11	$23	$(35)	$26		$202
Net credit-related charge-offs (recoveries)	$30	$5	$(2)	$—	$—		$33

Selected average balances:
Assets	$38,091	$6,525	$5,406	$13,944	$7,853		$71,819
Loans	36,754	5,895	5,251	—	—		47,900
Deposits	29,648	23,795	3,978	142	216		57,779

Statistical data:
Return on average assets (b)	1.89%	0.18%	1.71%	N/M	N/M		1.14%
Efficiency ratio (c)	41.39	86.01	67.17	N/M	N/M		61.71

(a)	Included tax benefits from employee stock transactions of $19 million and $24 million for the three months ended March 31, 2018 and 2017, respectively.

(b)	Return on average assets is calculated based on the greater of average assets or average liabilities and attributed equity.

(c)	Noninterest expenses as a percentage of the sum of net interest income and noninterest income excluding net securities gains (losses).
N/M – not meaningful
The Corporation operates in three primary markets - Texas, California, and Michigan, as well as in Arizona and Florida, with select businesses operating in several other states, and in Canada and Mexico. The Corporation produces market segment results for the Corporation’s three primary geographic markets as well as Other Markets. Other Markets includes Florida, Arizona, the International Finance division and businesses with a national perspective. The Finance & Other category includes the Finance segment and the Other category as previously described. Market segment results are provided as supplemental information to the business segment results and may not meet all operating segment criteria as set forth in GAAP. For comparability purposes, amounts in all periods are based on market segments and methodologies in effect at March 31, 2018.
A discussion of the financial results and the factors impacting performance can be found in the section entitled "Market Segments" in the financial review.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

Market segment financial results are as follows:

(dollar amounts in millions)	Michigan	California	Texas	Other Markets	Finance & Other		Total
Three Months Ended March 31, 2018
Earnings summary:
Net interest income	$169	$180	$109	$78	$13		$549
Provision for credit losses	33	(2)	(13)	(8)	2		12
Noninterest income	73	39	31	88	13		244
Noninterest expenses	144	106	92	91	13		446
Provision (benefit) for income taxes	16	30	14	15	(21)	(a)	54
Net income	$49	$85	$47	$68	$32		$281
Net credit-related charge-offs (recoveries)	$(1)	$13	$5	$11	$—		$28

Selected average balances:
Assets	$13,395	$18,581	$10,373	$8,362	$19,615		$70,326
Loans	12,604	18,347	9,830	7,640	—		48,421
Deposits	21,227	17,091	9,188	7,668	916		56,090

Statistical data:
Return on average assets (b)	0.88%	1.86%	1.85%	3.32%	N/M		1.62%
Efficiency ratio (c)	59.61	48.39	65.63	54.97	N/M		56.33

(dollar amounts in millions)	Michigan	California	Texas	Other Markets	Finance & Other		Total
Three Months Ended March 31, 2017
Earnings summary:
Net interest income (expense)	$170	$171	$113	$79	$(63)		$470
Provision for credit losses	(2)	21	(9)	11	(5)		16
Noninterest income	83	41	32	100	15		271
Noninterest expenses	150	96	94	106	11		457
Provision (benefit) for income taxes	37	36	22	16	(45)	(a)	66
Net income (loss)	$68	$59	$38	$46	$(9)		$202
Net credit-related charge-offs (recoveries)	$(3)	$10	$22	$4	$—		$33

Selected average balances:
Assets	$13,254	$17,958	$10,555	$8,255	$21,797		$71,819
Loans	12,586	17,680	10,111	7,523	—		47,900
Deposits	22,150	17,243	10,113	7,915	358		57,779

Statistical data:
Return on average assets (b)	1.20%	1.32%	1.35%	2.13%	N/M		1.14%
Efficiency ratio (c)	59.50	45.25	64.80	59.31	N/M		61.71

(a)	Included tax benefits from employee stock transactions of $19 million and $24 million for the three months ended March 31, 2018 and 2017, respectively.

(b)	Return on average assets is calculated based on the greater of average assets or average liabilities and attributed equity.

(c)	Noninterest expenses as a percentage of the sum of net interest income and noninterest income excluding net securities gains (losses).
N/M – not meaningful

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

NOTE 15 - REVENUE FROM CONTRACTS WITH CUSTOMERS
Revenue from contracts with customers comprises the noninterest income earned by the Corporation in exchange for services provided to customers. The following table presents the composition of revenue from contracts with customers, segregated from other sources of noninterest income, by business segment.

	Business Bank	Retail Bank	Wealth Management	Finance & Other	Total
(in millions)
Three Months Ended March 31, 2018
Revenue from contracts with customers:
Card fees (a)	$47	$11	$1	$—	$59
Service charges on deposit accounts (a)	30	23	1	—	54
Fiduciary income	—	—	52	—	52
Commercial loan servicing fees (b)	4	—	—	—	4
Brokerage fees	—	—	7	—	7
Other noninterest income (c)	3	5	4	—	12
Total revenue from contracts with customers	84	39	65	—	188
Other sources of noninterest income	37	3	3	13	56
Total noninterest income	$121	$42	$68	$13	$244

Three Months Ended March 31, 2017
Revenue from contracts with customers:
Card fees	$64	$12	$1	$—	$77
Service charges on deposit accounts	32	25	1	—	58
Fiduciary income	—	—	49	—	49
Commercial loan servicing fees (b)	3	—	—	—	3
Brokerage fees	—	—	5	—	5
Other noninterest income (c)	4	8	5	—	17
Total revenue from contracts with customers	103	45	61	—	209
Other sources of noninterest income	41	3	3	15	62
Total noninterest income	$144	$48	$64	$15	$271
(a) Adoption of Topic 606 resulted in a change in presentation which records certain costs in the same category as the associated revenues.
The effect of this change was to reduce card fees by $34 million and service charges on deposit accounts by $1 million for the first quarter 2018. Refer to note 1 for further information.
(b) Included in commercial lending fees on the Consolidated Statements of Comprehensive Income.
(c) Excludes derivative, warrant and other miscellaneous income.
Adjustments to revenue during the three months ended March 31, 2018 for refunds or credits relating to prior periods are not significant.
Revenue from contracts with customers did not generate significant contract assets and liabilities.

ITEM 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations
FORWARD-LOOKING STATEMENTS
This report includes forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. In addition, the Corporation may make other written and oral communications from time to time that contain such statements. All statements regarding the Corporation's expected financial position, strategies and growth prospects and general economic conditions expected to exist in the future are forward-looking statements. The words, "anticipates," "believes," "contemplates," "feels," "expects," "estimates," "seeks," "strives," "plans," "intends," "outlook," "forecast," "position," "target," "mission," "assume," "achievable," "potential," "strategy," "goal," "aspiration," "opportunity," "initiative," "outcome," "continue," "remain," "maintain," "on track," "trend," "objective," "looks forward," "projects," "models," and variations of such words and similar expressions, or future or conditional verbs such as "will," "would," "should," "could," "might," "can," "may" or similar expressions, as they relate to the Corporation or its management, are intended to identify forward-looking statements. These forward-looking statements are predicated on the beliefs and assumptions of the Corporation's management based on information known to the Corporation's management as of the date of this report and do not purport to speak as of any other date. Forward-looking statements may include descriptions of plans and objectives of the Corporation's management for future or past operations, products or services, including the GEAR Up initiative, and forecasts of the Corporation's revenue, earnings or other measures of economic performance, including statements of profitability, business segments and subsidiaries as well as estimates of the economic benefits of the GEAR Up initiative, estimates of credit trends and global stability. Such statements reflect the view of the Corporation's management as of this date with respect to future events and are subject to risks and uncertainties. Should one or more of these risks materialize or should underlying beliefs or assumptions prove incorrect, the Corporation's actual results could differ materially from those discussed. Factors that could cause or contribute to such differences are changes in general economic, political or industry conditions; changes in monetary and fiscal policies; whether the Corporation may achieve opportunities for revenue enhancements and efficiency improvements under the GEAR Up initiative, or changes in the scope or assumptions underlying the GEAR Up initiative; operational difficulties, failure of technology infrastructure or information security incidents; reliance on other companies to provide certain key components of business infrastructure; the Corporation's ability to maintain adequate sources of funding and liquidity; the effects of more stringent capital or liquidity requirements; declines or other changes in the businesses or industries of the Corporation's customers; unfavorable developments concerning credit quality; changes in regulation or oversight; changes in the financial markets, including fluctuations in interest rates and their impact on deposit pricing; transitions away from LIBOR towards new interest rate benchmarks; reductions in the Corporation's credit rating; damage to the Corporation's reputation; the Corporation's ability to utilize technology to efficiently and effectively develop, market and deliver new products and services; competitive product and pricing pressures among financial institutions within the Corporation's markets; the interdependence of financial service companies; the implementation of the Corporation's strategies and business initiatives; changes in customer behavior; management's ability to maintain and expand customer relationships; the effectiveness of methods of reducing risk exposures; the effects of catastrophic events including, but not limited to, hurricanes, tornadoes, earthquakes, fires, droughts and floods; the effects of recent tax reform and potential legislative, administrative or judicial changes or interpretations related to these and other tax regulations; any future strategic acquisitions or divestitures; management's ability to retain key officers and employees; the impact of legal and regulatory proceedings or determinations; the effects of terrorist activities and other hostilities; changes in accounting standards; the critical nature of the Corporation's accounting policies and the volatility of the Corporation’s stock price. The Corporation cautions that the foregoing list of factors is not all-inclusive. For discussion of factors that may cause actual results to differ from expectations, please refer to our filings with the Securities and Exchange Commission. In particular, please refer to “Item 1A. Risk Factors” beginning on page 11 of the Corporation's Annual Report on Form 10-K for the year ended December 31, 2017. Forward-looking statements speak only as of the date they are made. The Corporation does not undertake to update forward-looking statements to reflect facts, circumstances, assumptions or events that occur after the date the forward-looking statements are made. For any forward-looking statements made in this report or in any documents, the Corporation claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

RESULTS OF OPERATIONS
Net income for the three months ended March 31, 2018 was $281 million, an increase of $79 million from $202 million reported for the three months ended March 31, 2017. Net income per diluted common share was $1.59 for the first quarter 2018 compared to $1.11 for the first quarter 2017. Prudent management of loan and deposit pricing as rates increased, successful execution of GEAR Up initiatives and a decrease in the federal statutory tax rate resulting from the Tax Cuts and Jobs Act in the first quarter of 2018 contributed to the increase in net income. Net income for the three months ended March 31, 2018 included the impact of tax benefits from employee stock transactions of $19 million (11 cents per share), the after-tax impact of restructuring charges of $12 million (7 cents per share) and a deferred tax benefit of $3 million (1 cent per share). Net income for the three months ended March 31, 2017 included the impact of tax benefits from employee stock transactions of $24 million (13 cents per share) and the after-tax impact of restructuring charges of $7 million (4 cents per share).
Growth in Efficiency and Revenue Initiative
Since the GEAR Up initiative was launched in 2016, the Corporation has consolidated 38 banking centers, implemented a new retirement program resulting in a significant reduction in retirement plan expense and reduced the number of full-time equivalent employees by over 800, among other initiatives. The impact of increases in short-term rates and the execution of certain GEAR Up initiatives helped lower the efficiency ratio to 56.3 percent and increase return on equity to 14.4 percent for the first quarter 2018. The Corporation anticipates cumulative benefits to pre-tax income from GEAR Up initiatives of approximately $270 million and $305 million for full-year 2018 and 2019, respectively, from when the initiative was announced. For further details on anticipated additional benefits, refer to page F-5 of the Corporation's 2017 Annual Report.
Total pre-tax restructuring charges for 2018 are expected to range from $47 million to $57 million with no restructuring charges anticipated beyond 2018. Cumulative restructuring charges from inception of GEAR Up through 2018 are expected to range from $185 million to $195 million. For additional information regarding restructuring charges, refer to note 13 to the consolidated financial statements.
Full-Year 2018 Outlook Compared to Full-Year 2017
For full-year 2018 compared to full-year 2017, management expects the following, assuming a continuation of the current economic and rate environment as well as approximately $270 million of benefits from the GEAR Up initiative:

•
Growth in average loans in line with real Gross Domestic Product (GDP), reflecting increases in most lines of business, led by general Middle Market, Technology and Life Sciences, National Dealer Services and Mortgage Banker Finance, while remaining stable in Energy and Corporate Banking.

•	Net interest income higher, reflecting rate increases and loan growth.

◦	Full-year benefits from the 2017 and first quarter rate increases of $205 million to $215 million.

◦	Elevated interest recoveries of $28 million in 2017 not expected to repeat in 2018.

•	Provision for credit losses of 15 to 25 basis points of average loans and net charge-offs to remain low, with continued solid performance of the overall portfolio.

•
Noninterest income higher by 4 percent (compared to full-year 2017 excluding the impact of accounting changes of $120 million and deferred compensation of $8 million) benefiting from the continued execution of GEAR Up opportunities helping to drive growth in treasury management income, card fees, brokerage fees and fiduciary income.

•
Noninterest expenses higher by 1 percent (compared to full-year 2017 excluding the impact of accounting changes of $120 million and restructuring of $45 million) reflecting an additional $50 million benefit from the GEAR Up initiative.

◦Restructuring charges of $47 million to $57 million.

◦	Continued higher technology expenditures and typical inflationary pressures.

◦	Efficiency ratio to continue to improve.

•	Income tax expense to be approximately 23 percent of pre-tax income, excluding any further tax impact from employee stock transactions.

Net Interest Income
The "Quarterly Analysis of Net Interest Income & Rate/Volume" table that follows provides an analysis of net interest income for the three months ended March 31, 2018 and 2017 and details the components of the change in net interest income for the three months ended March 31, 2018 compared to the same period in the prior year.
Quarterly Analysis of Net Interest Income & Rate/Volume

	Three Months Ended
	March 31, 2018			March 31, 2017
(dollar amounts in millions)	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Commercial loans	$30,145	$315	4.24%	$29,694	$256	3.50%
Real estate construction loans	3,067	36	4.74	2,958	28	3.82
Commercial mortgage loans	9,217	98	4.32	8,977	83	3.73
Lease financing	464	5	4.22	570	5	3.29
International loans	996	11	4.60	1,210	11	3.77
Residential mortgage loans	2,011	18	3.67	1,963	17	3.57
Consumer loans	2,521	26	4.13	2,528	21	3.42
Total loans	48,421	509	4.26	47,900	421	3.56

Mortgage-backed securities	9,168	52	2.21	9,306	50	2.14
Other investment securities	2,743	12	1.72	2,892	11	1.59
Total investment securities	11,911	64	2.09	12,198	61	2.01

Interest-bearing deposits with banks	4,548	17	1.55	6,458	14	0.83
Other short-term investments	132	—	0.60	92	—	0.67
Total earning assets	65,012	590	3.66	66,648	496	3.01

Cash and due from banks	1,261			1,180
Allowance for loan losses	(718)			(741)
Accrued income and other assets	4,771			4,732
Total assets	$70,326			$71,819

Money market and interest-bearing checking deposits	$21,891	14	0.26	$22,477	7	0.12
Savings deposits	2,177	—	0.03	2,085	—	0.02
Customer certificates of deposit	2,122	2	0.34	2,715	2	0.38
Foreign office time deposits	31	—	1.14	43	—	0.49
Total interest-bearing deposits	26,221	16	0.25	27,320	9	0.14

Short-term borrowings	35	—	1.47	22	—	0.73
Medium- and long-term debt	5,192	25	1.96	5,157	17	1.30
Total interest-bearing sources	31,448	41	0.53	32,499	26	0.33

Noninterest-bearing deposits	29,869			30,459
Accrued expenses and other liabilities	1,082			996
Total shareholders’ equity	7,927			7,865
Total liabilities and shareholders’ equity	$70,326			$71,819

Net interest income/rate spread		$549	3.13		$470	2.68

Impact of net noninterest-bearing sources of funds			0.28			0.17
Net interest margin (as a percentage of average earning assets)			3.41%			2.85%

Quarterly Analysis of Net Interest Income & Rate/Volume (continued)

	Three Months Ended
	March 31, 2018/March 31, 2017
(in millions)	Increase Due to Rate	Increase (Decrease) Due to Volume (a)	Net Increase
Interest Income:
Loans	$83	$5	$88
Investment securities (b)	3	—	3
Interest-bearing deposits with banks	11	(8)	3
Total interest income	97	(3)	94
Interest Expense:
Interest-bearing deposits	7	—	7
Medium- and long-term debt	10	(2)	8
Total interest expense	17	(2)	15
Net interest income	$80	$(1)	$79

(a)	Rate/volume variances are allocated to variances due to volume.

(b)	Includes investment securities available-for-sale and investment securities held-to-maturity.
Net interest income was $549 million for the three months ended March 31, 2018, an increase of $79 million compared to $470 million for the three months ended March 31, 2017. The increase in net interest income primarily reflected the net benefit from higher rates. The impact of a $1.9 billion decrease in interest-bearing deposits with banks, primarily Federal Reserve Bank (FRB) deposits, was largely offset by a $521 million increase in average loans. The net interest margin for the three months ended March 31, 2018 increased 56 basis points to 3.41 percent, from 2.85 percent for the comparable period in 2017, reflecting the net benefit from higher rates and the decrease in lower-yielding average balances deposited with the FRB.
For further discussion of the effects of market rates on net interest income, refer to the "Market and Liquidity Risk" section of this financial review.
Provision for Credit Losses
The provision for credit losses was $12 million and $16 million for the three-month period ended March 31, 2018 and 2017, respectively. The provision for credit losses includes both the provision for loan losses and the provision for credit losses on lending-related commitments. The provision for loan losses is recorded to maintain the allowance for loan losses at the level deemed appropriate by the Corporation to cover probable credit losses inherent in the portfolio.
The provision for loan losses was $14 million for the three months ended March 31, 2018, compared to $11 million for the three months ended March 31, 2017. The $3 million increase in the provision primarily reflected higher loan balances as of March 31, 2018 compared to March 31, 2017, mostly offset by improved credit quality. Gross charge-offs decreased $7 million to $37 million, and recoveries decreased $2 million to $9 million, resulting in net loan charge-offs of $28 million, or 0.23 percent of average total loans, for the three months ended March 31, 2018 compared to $33 million, or 0.28 percent, for the three months ended March 31, 2017. The decrease in net charge-offs was driven by decreases in Energy and Technology and Life Sciences, partially offset by an increase in general Middle Market.
The provision for credit losses on lending-related commitments is recorded to maintain the allowance for credit losses on lending-related commitments at the level deemed appropriate by the Corporation to cover probable credit losses inherent in lending-related commitments. The provision for credit losses on lending-related commitments was a benefit of $2 million and a provision of $5 million for the three months ended March 31, 2018 and 2017, respectively. The $7 million decrease in the provision for credit losses on lending-related commitments in the three months ended March 31, 2018 compared to the same period in 2017 reflected decreases in commercial commitments, primarily due to Energy. There were no lending-related commitment charge-offs for three months ended March 31, 2018 and 2017.
An analysis of the allowance for credit losses and nonperforming assets is presented under the "Credit Risk" subheading in the "Risk Management" section of this financial review.

Presentation Changes from Adoption of Topic 606
Noninterest income and noninterest expense for the first quarter 2018 reflect certain presentation changes ("proforma effect") resulting from the adoption of Topic 606, "Revenue from Contracts with Customers." Refer to note 1 for further details. These changes impacted card fees and service charges on deposit accounts, included in noninterest income, fully offset by the impact to outside processing fee expense within noninterest expense.
Noninterest Income

	Three Months Ended March 31,
(in millions)	2018	2017
Card fees (a)	$59	$77
Service charges on deposit accounts (a)	54	58
Fiduciary income	52	49
Commercial lending fees	18	20
Letter of credit fees	10	12
Bank-owned life insurance	9	10
Foreign exchange income	12	11
Brokerage fees	7	5
Other noninterest income (b)	23	29
Total noninterest income	$244	$271

(a)
Adoption of new accounting standard for revenue recognition, effective January 1, 2018, resulted in a change in presentation which records certain costs in the same category as the associated revenues. The effect of this change was to reduce card fees by $34 million and service charges on deposit accounts by $1 million in the first quarter 2018.

(b)	The table below provides further details on certain categories included in other noninterest income.
Noninterest income decreased $27 million to $244 million for the three months ended March 31, 2018, compared to $271 million for the same period in 2017. Excluding the $26 million proforma effect of the new revenue recognition accounting standard to the three months ended March 31, 2017, noninterest income decreased $1 million, primarily due to a $3 million decrease in service charges on deposit accounts and smaller decreases in various other categories, partially offset by increases of $7 million in card fees and $3 million in fiduciary income.
The following table illustrates certain categories included in other noninterest income on the Consolidated Statements of Comprehensive Income.

	Three Months Ended March 31,
(in millions)	2018	2017
Customer derivative income	$4	$6
Investment banking fees	3	4
Deferred compensation asset returns (a)	1	3
All other noninterest income	15	16
Other noninterest income	$23	$29

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

Noninterest Expenses

	Three Months Ended March 31,
(in millions)	2018	2017
Salaries and benefits expense	$255	$245
Outside processing fee expense (a)	61	87
Net occupancy expense	38	38
Equipment expense	11	11
Restructuring charges	16	11
Software expense	31	29
FDIC insurance expense	13	13
Advertising expense	6	4
Litigation-related expense	—	(2)
Other noninterest expenses	15	21
Total noninterest expenses	$446	$457

(a)
Adoption of new accounting standard for revenue recognition, effective January 1, 2018, resulted in a change in presentation which records certain costs in the same category as the associated revenues. The effect of this change was to reduce outside processing fee expense by $35 million in the first quarter 2018.

Noninterest expenses decreased $11 million to $446 million for the three months ended March 31, 2018, compared to $457 million for the same period in 2017. Excluding the $26 million proforma effect of the new revenue recognition accounting standard to the three months ended March 31, 2017, noninterest expenses increased $15 million, reflecting increases of $10 million in salaries and benefits expense, $5 million in restructuring charges and smaller increases in several other categories, partially offset by a $5 million business tax refund included in other noninterest expenses. The increase in salaries and benefits expense was primarily driven by a $6 million increase in stock compensation.
For further information about restructuring charges associated with the GEAR Up initiative, see note 13 to the consolidated financial statements.
Provision for Income Taxes
The provision for income taxes decreased $12 million to $54 million for the three months ended March 31, 2018, compared to $66 million for the same period in 2017. The decrease was primarily due to the decrease in the statutory tax rate in the first quarter of 2018 resulting from the Tax Cuts and Jobs Act, partially offset by an increase in pretax income and a $5 million decrease in tax benefits from employee stock transactions.
STRATEGIC LINES OF BUSINESS
The Corporation has strategically aligned its operations into three major business segments: the Business Bank, the Retail Bank and Wealth Management. These business segments are differentiated based on the type of customer and the related products and services provided. In addition to the three major business segments, the Finance division is also reported as a segment. The Other category includes items not directly associated with these business segments or the Finance segment. The performance of the business segments is not comparable with the Corporation's consolidated results and is not necessarily comparable with similar information for any other financial institution. Additionally, because of the interrelationships of the various segments, the information presented is not indicative of how the segments would perform if they operated as independent entities. Market segment results are also provided for the Corporation's three primary geographic markets: Michigan, California and Texas. In addition to the three primary geographic markets, Other Markets is also reported as a market segment. Note 14 to the consolidated financial statements describes the business activities of each business segment and presents financial results of these business and market segments for the three-month period ended March 31, 2018 and 2017.
The Corporation's management accounting system assigns balance sheet and income statement items to each segment using certain methodologies, which are regularly reviewed and refined. These methodologies may be modified as the management accounting system is enhanced and changes occur in the organizational structure and/or product lines. Note 23 to the consolidated financial statements in the Corporation's 2017 Annual Report describes the Corporation's segment reporting methodology.
Net interest income for each segment reflects the interest income generated by earning assets less interest expense on interest-bearing liabilities plus the net impact from associated internal funds transfer pricing (FTP). The FTP methodology allocates each business segment credits for deposits and other funds provided and charges each business segment for loans and other assets being funded. FTP crediting rates for deposits and other funds provided reflect the long-term value of deposits and other funding sources, based on their implied maturities. FTP charge rates for funding loans and other assets reflect a matched cost of funds based on the pricing and duration characteristics of the assets. Therefore, net interest income for each segment primarily reflects the volume and associated FTP impacts of loan and deposit levels. FTP crediting rates on deposits were generally higher in the three months ended March 31, 2018 than in the same period in the prior year, and, as a result, net interest income for deposit-

providing business segments has been positively impacted during the current year. As overall market rates increased, FTP charges for funding loans increased for asset-generating business segments in the three months ended March 31, 2018, compared to the same period in the prior year.
The following sections present a summary of the performance of each of the Corporation's business and market segments for the three months ended March 31, 2018 compared to the same period in the prior year. The proforma effect of the new revenue recognition standard to the three months ended March 31, 2017, reducing both noninterest income and noninterest expenses by $26 million, primarily impacted the Business Bank and Other Markets segments.
Business Segments
The following table presents net income (loss) by business segment.

	Three Months Ended March 31,
(dollar amounts in millions)	2018		2017
Business Bank	$198	80%	$177	84%
Retail Bank	20	8	11	5
Wealth Management	31	12	23	11
	249	100%	211	100%
Finance	12		(35)
Other (a)	20		26
Total	$281		$202

(a)
Included tax benefits from employee stock transactions of $19 million and $24 million for the three months ended March 31, 2018 and 2017, respectively, and items not directly associated with the three major business segments or the Finance Division.

The Business Bank's net income increased $21 million to $198 million. Average loans increased $614 million and average deposits decreased $2.3 billion. Net interest income decreased $2 million to $330 million. An increase in loan income of $75 million was more than offset by a $4 million increase in deposit costs and allocation of a net FTP charge of $74 million. The FTP allocation reflected an increase in funding charges as well as increases in crediting rates on deposits as a result of higher short-term rates.  The decline in deposit balances resulted in a decrease in FTP deposit credits. The provision for credit losses was unchanged at $10 million, reflecting an increase in general Middle Market, offset by a decrease in Technology and Life Sciences. Net credit-related charge-offs decreased $12 million to $18 million, primarily reflecting decreases in Energy and Technology and Life Sciences, partially offset by an increase in general Middle Market. Excluding the $23 million proforma effect to the prior year of adopting the new revenue recognition accounting standard, noninterest income was unchanged, and noninterest expenses increased $10 million. Noninterest income was primarily impacted by a $6 million increase in card fees, offset by decreases of $2 million each in customer derivative income, letter of credit fees and commercial lending fees. The increase in noninterest expenses primarily reflected a $3 million increase in restructuring charges, the impact of a $2 million favorable litigation-related settlement recognized in the first quarter 2017 and smaller increases in several other categories of noninterest expenses, partially offset by a $3 million decrease in FDIC insurance expense.
The Retail Bank's net income increased $9 million to $20 million. Average deposits increased $269 million. Net interest income increased $5 million to $165 million. An increase in loan income of $9 million was partially offset by the allocation of a net FTP charge of $2 million. The FTP allocation reflected an increase in funding charges as well as increases in crediting rates on deposits as a result of higher short-term rates. Higher deposit balances resulted in an increase in FTP deposit credits. The provision for credit losses decreased $8 million, primarily reflecting a decrease in Small Business. Net credit-related charge-offs increased $7 million to $12 million, primarily due to an increase in Small Business. Noninterest income decreased $6 million to $42 million, primarily due to a $2 million decrease in service charges on deposit accounts, partially due to the adoption of the new revenue recognition standard, and smaller decreases in several other noninterest income categories. Noninterest expenses decreased $2 million to $177 million, primarily reflecting a $5 million decrease in outside processing fee expense, partially due to the adoption of the new revenue recognition standard, and smaller decreases in other categories, partially offset by a $2 million increase in salaries and benefits expense.
Wealth Management's net income increased $8 million to $31 million. Net interest income was unchanged at $41 million. The provision for credit losses decreased $3 million to a benefit of $4 million. Net credit-related recoveries were unchanged at $2 million. Noninterest income increased $4 million to $68 million, primarily reflecting a $3 million increase in fiduciary income. Noninterest expenses increased $2 million to $72 million, primarily reflecting a $2 million increase in salaries and benefits expense.
Net income in the Finance segment was $12 million compared to a net loss of $35 million. Net interest income increased $72 million to $1 million, primarily reflecting a decrease in net FTP expense as a result of higher rates charged to the business segments under the Corporation's internal FTP methodology.

Market Segments
The following table presents net income (loss) by market segment.

	Three Months Ended March 31,
(dollar amounts in millions)	2018		2017
Michigan	$49	19%	$68	32%
California	85	34	59	28
Texas	47	19	38	18
Other Markets	68	28	46	22
	249	100%	211	100%
Finance & Other (a)	32		(9)
Total	$281		$202

(a)
Included tax benefits from employee stock transactions of $19 million and $24 million for the three months ended March 31, 2018 and 2017, respectively, and items not directly associated with the three major business segments or the Finance Division.

The Michigan market's net income decreased $19 million to $49 million. Average deposits decreased $923 million. Net interest income decreased $1 million to $169 million. An increase in loan income of $21 million was more than offset by the allocation of a net FTP charge of $22 million. The FTP allocation reflected an increase in funding charges as well as increases in crediting rates on deposits as a result of higher short-term rates. The decline in deposit balances resulted in a decrease in FTP deposit credits. The provision for credit losses increased $35 million to $33 million from a benefit of $2 million, primarily reflecting increases in general Middle Market, National Dealer Services and Small Business. Net credit-related recoveries decreased $2 million to net recoveries of $1 million. Noninterest income decreased $10 million to $73 million, primarily reflecting decreases of $4 million in service charges on deposit accounts and $3 million in fiduciary income. Noninterest expenses decreased $6 million to $144 million, primarily due to small decreases in several categories of noninterest expenses.
The California market's net income increased $26 million to $85 million. Average loans increased $667 million and average deposits decreased $152 million. Net interest income increased $9 million to $180 million. An increase in loan income of $40 million was partially offset by a $3 million increase in deposit costs and allocation of a net FTP charge of $28 million. The FTP allocation reflected an increase in funding charges as well as increases in crediting rates on deposits as a result of higher short-term rates. The decline in deposit balances resulted in a decrease in FTP deposit credits. The provision for credit losses decreased $23 million to a benefit of $2 million from a $21 million provision, primarily due to decreases in Technology and Life Sciences and Corporate Banking. Net credit-related charge-offs increased $3 million to $13 million, primarily reflecting an increase in general Middle Market. Noninterest income decreased $2 million to $39 million. Noninterest expenses increased $10 million to $106 million, reflecting a $2 million favorable litigation-related settlement in the first quarter 2017 and smaller increases in several other categories of noninterest expenses.
The Texas market's net income increased $9 million to $47 million. Average loans decreased $281 million and average deposits decreased $925 million. Net interest income decreased $4 million to $109 million. An increase in loan income of $15 million was more than offset by the allocation of a net FTP charge of $19 million. The FTP allocation reflected an increase in funding charges as well as increases in crediting rates on deposits as a result of higher short-term rates. The decline in deposit balances resulted in a decrease in FTP deposit credits. The provision for credit losses decreased $4 million to a benefit of $13 million, reflecting improvement in credit quality in most areas. Net credit-related charge-offs decreased $17 million to $5 million, with the largest decrease in Energy. Noninterest income decreased $1 million to $31 million. Noninterest expenses decreased $2 million to $92 million.
Other Markets' net income increased $22 million to $68 million. Average loans increased $117 million and average deposits decreased $247 million. Net interest income decreased $1 million to $78 million. An increase in loan income of $13 million was more than offset by a $1 million increase in deposit costs and allocation of a net FTP charge of $13 million. The FTP allocation reflected an increase in funding charges as well as increases in crediting rates on deposits as a result of higher short-term rates. The decline in deposit balances resulted in a decrease in FTP deposit credits. The provision for credit losses decreased $19 million to an $8 million benefit from an $11 million provision, reflecting decreases in Corporate Banking, Small Business and Environmental Services. Net credit-related charge-offs increased $7 million to $11 million, primarily reflecting an increase in Small Business. Excluding the $20 million proforma effect to the prior year of adopting the new revenue recognition accounting standard, noninterest income increased $8 million and noninterest expense increased $5 million. Noninterest income was primarily impacted by increases of $5 million each in card fees and fiduciary income. The increase in noninterest expense primarily reflected a $3 million increase in salaries and benefits expense and smaller increases in several other categories of noninterest expenses, partially offset by a $3 million decrease in outside processing fee expense.
Net income in the Finance & Other category of $32 million increased $41 million compared to a net loss of $9 million, primarily reflecting a decrease in net FTP expense as a result of higher rates charged to the market segments under the Corporation's internal FTP methodology, partially offset by a $5 million decrease in tax benefits from employee stock transactions.

The following table lists the Corporation's banking centers by geographic market segment.

	March 31,
	2018	2017
Michigan	194	209
Texas	122	127
California	97	97
Other Markets:
Arizona	17	17
Florida	7	7
Canada	1	1
Total	438	458
FINANCIAL CONDITION
Total assets increased $768 million to $72.3 billion at March 31, 2018 compared to $71.6 billion at December 31, 2017, driven by an increase of $1.3 billion in interest-bearing deposits with banks, partially offset by decreases of $265 million in cash and due from banks and $233 million in investment securities. On an average basis, total assets decreased $1.1 billion to $70.3 billion in the first quarter 2018, compared to $71.4 billion in the fourth quarter 2017, resulting primarily from decreases of $512 million in average total loans and $439 million in average interest-bearing deposits with banks.
The following tables provide information about the change in the Corporation's average loan portfolio in the first quarter 2018, compared to the fourth quarter 2017 by loan type and geographic market.

	Three Months Ended			Percent Change
(dollar amounts in millions)	March 31, 2018	December 31, 2017	Change
Average Loans:
Commercial loans	$30,145	$30,719	$(574)	(2)%
Real estate construction loans	3,067	3,031	36	1
Commercial mortgage loans	9,217	9,054	163	2
Lease financing	464	470	(6)	(1)
International loans	996	1,122	(126)	(11)
Residential mortgage loans	2,011	2,014	(3)	—
Consumer loans	2,521	2,523	(2)	—
Total loans	$48,421	$48,933	$(512)	(1)%
Average Loans By Geographic Market:
Michigan	$12,604	$12,798	$(194)	(2)%
California	18,347	18,236	111	1
Texas	9,830	9,795	35	—
Other Markets	7,640	8,104	(464)	(6)
Total loans	$48,421	$48,933	$(512)	(1)%
The decrease in average commercial loans was largely attributed to Mortgage Banker Finance reflecting slower home sales in the first quarter 2018 due to seasonality and, to a lesser extent, a decrease in refinancing activity due to higher rates.
Total liabilities increased $731 million to $64.3 billion at March 31, 2018, compared to $63.6 billion at December 31, 2017, primarily reflecting an increase of $972 million in medium- and long-term debt, partially offset by a decrease of $268 million in total deposits. The increase in medium - and long-term debt was due to an increase in FHLB advances. The decrease in total deposits primarily reflected a seasonal decrease of $1.1 billion in noninterest-bearing deposits, partially offset by an increase of $842 million interest-bearing deposits. On an average basis, total liabilities decreased $1 billion in the first quarter 2018, compared to the fourth quarter 2017, primarily due to a decrease of $1.6 billion in total deposits, partially offset by an increase of $561 million in medium- and long-term debt. The decrease in average total deposits primarily reflected seasonal decreases in general Middle Market, Corporate Banking and Commercial Real Estate.
Capital
Total shareholders' equity increased $37 million to $8 billion at March 31, 2018, compared to December 31, 2017. The following table presents a summary of changes in total shareholders' equity in the three months ended March 31, 2018.

(in millions)
Balance at January 1, 2018		$7,963
Cumulative effect of change in accounting principles		15
Net income		281
Cash dividends declared on common stock		(52)
Purchase of common stock		(159)
Other comprehensive loss:
Investment securities	$(109)
Defined benefit and other postretirement plans	6
Total other comprehensive loss		(103)
Issuance of common stock under employee stock plans		31
Share-based compensation		24
Balance at March 31, 2018		$8,000
The Corporation periodically conducts stress tests to evaluate potential impacts to the Corporation's forecasted financial condition under various economic scenarios and business conditions. These stress tests are a normal part of the Corporation's overall risk management and capital planning process and are part of the forecasting process used by the Corporation to conduct the enterprise-wide stress test that was part of the FRB's Comprehensive Capital Analysis and Review (CCAR). For additional information about risk management processes, refer to the "Risk Management" sections of this financial review and the Corporation's 2017 Annual Report.
The FRB completed its 2017 CCAR review in June 2017 and did not object to the Corporation's 2017 capital plan and capital distributions contemplated in the plan for the period ending June 30, 2018. The plan includes equity repurchases of up to $605 million for the four quarters commencing in the third quarter 2017 and ending in the second quarter 2018. In the first quarter 2018, the Corporation's repurchases under the equity repurchase program totaled $149 million. The Corporation expects to repurchase the remaining $169 million available under the plan during the second quarter of 2018. The 2018 capital plan was submitted to the FRB for review in April 2018 and a response is expected in June 2018.
In April 2018, the FRB issued a notice of proposed rulemaking (“NPR”) that would integrate the FRB’s regulatory capital rule and CCAR stress tests rules. Under the proposal, the FRB's supervisory stress test would be used to establish the size of a stress capital buffer (“SCB”) requirement. The SCB would take the place of the current static 2.5% Capital Conservation Buffer. The SCB would be equivalent to the difference between the Corporation’s starting and lowest projected CET1 ratio under the severely adverse scenario of the supervisory stress test plus the capital impact of the Corporation’s planned common stock dividends for four quarters and with a floor of 2.5%. The NPR also includes some adjustments to the assumptions and methodologies used in the stress tests. The impact of this rule will depend on the final rulemaking and interpretations.
Additionally, in November 2017, U.S. banking regulators issued a final rule that suspended the full transition for certain deductions and adjustments effective January 1, 2018 to remain at current levels and issued a NPR intended to simplify certain aspects of the Basel III regulatory capital framework. The Corporation does not expect the proposed rule to have a significant impact on its capital ratios.
On April 24, 2018 the Board of Directors of the Corporation (the Board) approved a 4-cent increase in the quarterly dividend to $0.34 per share, payable on July 1, 2018.
The following table summarizes the Corporation's repurchase activity during the three months ended March 31, 2018.

(shares in thousands)	Total Number of Shares and Warrants Purchased as Part of Publicly Announced Repurchase Plans or Programs (a)	Remaining Repurchase Authorization (b)	Total Number of Shares and Warrants Purchased (c)	Average Price Paid Per Share
January 2018	529	9,858	631	$92.58
February 2018	769	9,033	771	95.82
March 2018	267	8,714	272	99.25
Total first quarter 2018	1,565	8,714	1,674	$95.16

(a)
The Corporation made no repurchases of warrants under the repurchase program during the three months ended March 31, 2018. Upon exercise of a warrant, the number of shares with a value equal to the aggregate exercise price is withheld from an exercising warrant holder as payment (known as a "net exercise provision"). During the three months ended March 31, 2018, Comerica withheld the equivalent of approximately 32,000 shares to cover an aggregate $1 million in exercise price and issued approximately 75,000 shares to the exercising warrant holders. Shares withheld in connection with the net exercise provision are not included in the total number of shares or warrants purchased in the above table.

(b)	Maximum number of shares and warrants that may yet be purchased under the publicly announced plans or programs.

(c)
Includes approximately 108,000 shares purchased pursuant to deferred compensation plans and shares purchased from employees to pay for taxes related to restricted stock vesting under the terms of an employee share-based compensation plan during the three months ended March 31, 2018. These transactions are not considered part of the Corporation's repurchase program.

A total of 55.2 million shares and 14.1 million warrants (12.1 million share-equivalents) have been authorized for repurchase under the equity repurchase program since its inception in 2010. There is no expiration date for the Corporation's equity repurchase program.
The following table presents the minimum ratios required to be considered "adequately capitalized".

Common equity tier 1 capital to risk-weighted assets	4.500%
Tier 1 capital to risk-weighted assets	6.000
Total capital to risk-weighted assets	8.000
Capital conservation buffer (a)	1.875
Tier 1 capital to adjusted average assets (leverage ratio)	4.000

(a)
In addition to the minimum risk-based capital requirements, the Corporation is required to maintain a minimum capital conservation buffer, in the form of common equity, in order to avoid restrictions on capital distributions and discretionary bonuses. The required amount of the capital conservation buffer is being phased in and ultimately increases to 2.5% on January 1, 2019. The capital conservation buffer indicated above is as of March 31, 2018.

The Corporation's capital ratios exceeded minimum regulatory requirements as follows:

	March 31, 2018		December 31, 2017
(dollar amounts in millions)	Capital/Assets	Ratio	Capital/Assets	Ratio
Common equity tier 1 and tier 1 risk based (a)	$7,912	11.96%	$7,773	11.68%
Total risk-based (a)	9,325	14.10	9,211	13.84
Leverage (a)	7,912	11.23	7,773	10.89
Common equity	8,000	11.06	7,963	11.13
Tangible common equity (b)	7,358	10.26	7,320	10.32
Risk-weighted assets (a)	66,157		66,575

(a)	March 31, 2018 capital, risk-weighted assets and ratios are estimated.

(b)	See Supplemental Financial Data section for reconcilements of non-GAAP financial measures.
RISK MANAGEMENT
The following updated information should be read in conjunction with the "Risk Management" section on pages F-20 through F-33 in the Corporation's 2017 Annual Report.
Credit Risk
Allowance for Credit Losses
The allowance for credit losses includes both the allowance for loan losses and the allowance for credit losses on lending-related commitments. The allowance for loan losses represents management's assessment of probable, estimable losses inherent in the Corporation's loan portfolio. The allowance for credit losses on lending-related commitments, included in accrued expenses and other liabilities on the Consolidated Balance Sheets, provides for probable losses inherent in lending-related commitments, including unused commitments to extend credit and standby letters of credit.
The allowance for loan losses was $698 million at March 31, 2018, compared to $712 million at December 31, 2017, a decrease of $14 million, or 2 percent. As a percentage of total loans, the allowance for loan losses was 1.42 percent at March 31, 2018, compared to 1.45 percent at December 31, 2017. The decrease in the allowance for loan losses reflected improvements in credit quality of the portfolio.
The allowance for credit losses on lending-related commitments includes specific allowances, based on individual evaluations of certain letters of credit in a manner consistent with business loans, and allowances based on the pool of the remaining letters of credit and all unused commitments to extend credit within each internal risk rating. The allowance for credit losses on lending-related commitments was $40 million and $42 million at March 31, 2018 and December 31, 2017, respectively.
For additional information regarding the allowance for credit losses, refer to page F-34 in the "Critical Accounting Policies" section and pages F-50 and F-52 in note 1 to the consolidated financial statements of the Corporation's 2017 Annual Report.
Nonperforming Assets
Nonperforming assets include loans on nonaccrual status, troubled debt restructured loans (TDRs) which have been renegotiated to less than the original contractual rates (reduced-rate loans) and foreclosed property. TDRs include performing and nonperforming loans. Nonperforming TDRs are either on nonaccrual or reduced-rate status.

The following table presents a summary of nonperforming assets and past due loans.

(dollar amounts in millions)	March 31, 2018	December 31, 2017
Nonaccrual loans:
Business loans:
Commercial	$242	$309
Commercial mortgage	29	31
Lease financing	3	4
International	4	6
Total nonaccrual business loans	278	350
Retail loans:
Residential mortgage	29	31
Consumer:
Home equity	19	21
Total nonaccrual retail loans	48	52
Total nonaccrual loans	326	402
Reduced-rate loans	8	8
Total nonperforming loans	334	410
Foreclosed property	5	5
Total nonperforming assets	$339	$415
Nonperforming loans as a percentage of total loans	0.68%	0.83%
Nonperforming assets as a percentage of total loans and foreclosed property	0.69	0.84
Ratio of allowance for loan losses to total nonperforming loans	2.1x	1.7x
Loans past due 90 days or more and still accruing	$36	$35
Loans past due 90 days or more and still accruing as a percentage of total loans	0.07%	0.07%
Nonperforming assets decreased $76 million to $339 million at March 31, 2018, from $415 million at December 31, 2017. The decrease in nonperforming assets primarily reflected a decrease of $67 million in nonaccrual Commercial loans.
The following table presents a summary of TDRs at March 31, 2018 and December 31, 2017.

(in millions)	March 31, 2018	December 31, 2017
Nonperforming TDRs:
Nonaccrual TDRs	$188	$182
Reduced-rate TDRs	8	8
Total nonperforming TDRs	196	190
Performing TDRs (a)	132	123
Total TDRs	$328	$313

(a)	TDRs that do not include a reduction in the original contractual interest rate which are performing in accordance with their modified terms.
At March 31, 2018, nonaccrual TDRs and performing TDRs included $76 million and $61 million of Energy loans, respectively, compared to $82 million and $43 million, respectively, at December 31, 2017.
The following table presents a summary of changes in nonaccrual loans.

	Three Months Ended
(in millions)	March 31, 2018	December 31, 2017
Balance at beginning of period	$402	$444
Loans transferred to nonaccrual (a)	71	73
Nonaccrual loan gross charge-offs (b)	(37)	(29)
Loans transferred to accrual status (a)	(3)	—
Nonaccrual loans sold	(10)	(22)
Payments/other (c)	(97)	(64)
Balance at end of period	$326	$402

(a)	Based on an analysis of nonaccrual loans with book balances greater than $2 million.

(b)	Includes retail gross loan charge-offs of $1 million for both the three month periods ended March 31, 2018 and December 31, 2017.

(c)
Includes net changes related to nonaccrual loans with balances less than $2 million, payments on nonaccrual loans with book balances greater than $2 million and transfers of nonaccrual loans to foreclosed property. Excludes business loan gross charge-offs and business nonaccrual loans sold.

There were five borrowers with balances greater than $2 million, totaling $71 million, transferred to nonaccrual status in the first quarter 2018, a decrease of $2 million when compared to $73 million in the fourth quarter 2017.

The following table presents the composition of nonaccrual loans by balance and the related number of borrowers at March 31, 2018 and December 31, 2017.

	March 31, 2018		December 31, 2017
(dollar amounts in millions)	Number of Borrowers	Balance	Number of Borrowers	Balance
Under $2 million	905	$83	939	$85
$2 million - $5 million	13	36	16	47
$5 million - $10 million	8	61	12	93
$10 million - $25 million	10	146	8	130
Greater than $25 million	—	—	1	47
Total	936	$326	976	$402
The following table presents a summary of nonaccrual loans at March 31, 2018 and loans transferred to nonaccrual and net loan charge-offs for the three months ended March 31, 2018, based primarily on North American Industry Classification System (NAICS) categories.

	March 31, 2018		Three Months Ended March 31, 2018
(dollar amounts in millions)	Nonaccrual Loans		Loans Transferred to Nonaccrual (a)		Net Loan Charge-Offs (Recoveries)
Industry Category
Mining, Quarrying and Oil & Gas Extraction	$102	32%	$11	15%	$3	9%
Manufacturing	58	19	60	85	24	87
Health Care & Social Assistance	36	11	—	—	—	—
Residential Mortgage	29	9	—	—	—	—
Services	21	6	—	—	—	—
Real Estate & Home Builders	18	5	—	—	1	4
Contractors	15	4	—	—	—	—
Wholesale Trade	5	1	—	—	1	4
Other (b)	42	13	—	—	(1)	(4)
Total	$326	100%	$71	100%	$28	100%

(a)	Based on an analysis of nonaccrual loans with book balances greater than $2 million.

(b)	Consumer, excluding residential mortgage and certain personal purpose nonaccrual loans and net charge-offs, are included in the Other category.
Loans past due 90 days or more and still accruing interest generally represent loans that are well collateralized and in the process of collection. Loans past due 90 days or more were $36 million at March 31, 2018 compared to $35 million at December 31, 2017. Loans past due 30-89 days decreased $101 million to $201 million at March 31, 2018, compared to $302 million at December 31, 2017. An aging analysis of loans included in note 4 to the consolidated financial statements provides further information about the balances comprising past due loans.
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

(dollar amounts in millions)	March 31, 2018	December 31, 2017
Total criticized loans	$2,120	$2,231
As a percentage of total loans	4.3%	4.5%
The $111 million decrease in criticized loans in the three months ended March 31, 2018 included a decrease of $40 million in Energy.
The following table presents a summary of changes in foreclosed property.

	Three Months Ended
(in millions)	March 31, 2018	December 31, 2017
Balance at beginning of period	$5	$6
Acquired in foreclosure	1	2
Foreclosed property sold (a)	(1)	(3)
Balance at end of period	$5	$5
(a) Net gain on foreclosed property sold	$—	$1

Commercial Real Estate Lending
The following table summarizes the Corporation's commercial real estate loan portfolio by loan category.

(in millions)	March 31, 2018	December 31, 2017
Real estate construction loans:
Commercial Real Estate business line (a)	$2,758	$2,630
Other business lines (b)	356	331
Total real estate construction loans	$3,114	$2,961
Commercial mortgage loans:
Commercial Real Estate business line (a)	$1,906	$1,831
Other business lines (b)	7,366	7,328
Total commercial mortgage loans	$9,272	$9,159

(a)	Primarily loans to real estate developers.

(b)	Primarily loans secured by owner-occupied real estate.
The Corporation limits risk inherent in its commercial real estate lending activities by monitoring borrowers directly involved in the commercial real estate markets and adhering to conservative policies on loan-to-value ratios for such loans. Commercial real estate loans, consisting of real estate construction and commercial mortgage loans, totaled $12.4 billion at March 31, 2018, of which $4.7 billion, or 38 percent, were to borrowers in the Commercial Real Estate business line, which includes loans to real estate developers, an increase of $203 million compared to December 31, 2017. The remaining $7.7 billion, or 62 percent, of commercial real estate loans in other business lines consisted primarily of owner-occupied commercial mortgages, which bear credit characteristics similar to non-commercial real estate business loans.
The real estate construction loan portfolio primarily contains loans made to long-tenured customers with satisfactory completion experience. Credit quality in the real estate construction loan portfolio was strong, with criticized loans of $4 million at both March 31, 2018 and December 31, 2017 and no real estate construction loan charge-offs in both the three-month periods ended March 31, 2018 and 2017.
Loans in the commercial mortgage portfolio generally mature within three to five years. Commercial mortgage loans in the Commercial Real Estate business line on nonaccrual status totaled $9 million at both March 31, 2018 and December 31, 2017. In other business lines, $20 million and $22 million of commercial mortgage loans were on nonaccrual status at March 31, 2018 and December 31, 2017, respectively. There were no commercial mortgage loan net charge-offs for the three-month period ended March 31, 2018 and net recoveries of $1 million for the same period of the prior year.
Residential Real Estate Lending
The following table summarizes the Corporation's residential mortgage and home equity loan portfolios by geographic market.

	March 31, 2018				December 31, 2017
(dollar amounts in millions)	Residential Mortgage Loans	% of Total	Home Equity Loans	% of Total	Residential Mortgage Loans	% of Total	Home Equity Loans	% of Total
Geographic market:
Michigan	$391	19%	$676	38%	$387	19%	$705	39%
California	1,021	51	695	40	1,023	52	718	40
Texas	311	16	333	19	297	15	335	18
Other Markets	280	14	59	3	281	14	58	3
Total	$2,003	100%	$1,763	100%	$1,988	100%	$1,816	100%
Residential real estate loans, which consist of traditional residential mortgages and home equity loans and lines of credit, totaled $3.8 billion at March 31, 2018. The residential real estate portfolio is principally located within the Corporation's primary geographic markets. Substantially all residential real estate loans past due 90 days or more are placed on nonaccrual status, and substantially all junior lien home equity loans that are current or less than 90 days past due are placed on nonaccrual status if full collection of the senior position is in doubt. At no later than 180 days past due, such loans are charged off to current appraised values less costs to sell.
Residential mortgages totaled $2 billion at March 31, 2018 and were primarily larger, variable-rate mortgages originated and retained for certain private banking relationship customers. Of the $2 billion of residential mortgage loans outstanding, $29 million were on nonaccrual status at March 31, 2018. The home equity portfolio totaled $1.8 billion at March 31, 2018, of which $1.6 billion was outstanding under primarily variable-rate, interest-only home equity lines of credit, $129 million were on amortizing status and $42 million were closed-end home equity loans. Of the $1.8 billion of home equity loans outstanding, $19 million were on nonaccrual status at March 31, 2018. A majority of the home equity portfolio was secured by junior liens at March 31, 2018.

Energy Lending
The Corporation has a portfolio of Energy loans that are included primarily in commercial loans in the Consolidated Balance Sheets. Customers in the Corporation's Energy business line (approximately 160 relationships) are engaged in three segments of the oil and gas business: exploration and production (E&P) (76 percent), midstream (16 percent) and energy services (8 percent). E&P generally includes such activities as searching for potential oil and gas fields, drilling exploratory wells and operating active wells. Commitments to E&P borrowers are generally subject to semi-annual borrowing base re-determinations based on a variety of factors including updated pricing (reflecting market and competitive conditions), energy reserve levels and the impact of hedging. The midstream sector is generally involved in the transportation, storage and marketing of crude and/or refined oil and gas products. The Corporation's energy services customers provide products and services primarily to the E&P segment.
The following table summarizes information about the Corporation's portfolio of Energy loans.

	March 31, 2018				December 31, 2017
(dollar amounts in millions)	Outstandings		Nonaccrual	Criticized (a)	Outstandings		Nonaccrual	Criticized (a)
Exploration and production (E&P)	$1,395	76%	99	$358	$1,346	73%	$94	$376
Midstream	301	16	—	40	295	16	—	37
Services	152	8	3	70	195	11	14	95
Total Energy business line	1,848	100%	102	468	1,836	100%	108	508
As a percentage of total Energy loans			6%	25%			6%	28%

(a)	Includes nonaccrual loans.
Loans in the Energy business line totaled $1.8 billion, or approximately 4 percent of total loans, at both March 31, 2018 and December 31, 2017. Total exposure, including unused commitments to extend credit and letters of credit, was approximately $4 billion at both March 31, 2018 and December 31, 2017.
The Corporation's allowance methodology considers the various risk elements within the loan portfolio. The Corporation continued to incorporate a qualitative reserve component for Energy loans at March 31, 2018. There were no Energy net credit-related charge-offs for the three-month period ended March 31, 2018 compared to $13 million for the same period in 2017.
Automotive Lending
Substantially all dealer loans are in the National Dealer Services business line. Loans in the National Dealer Services business line primarily include floor plan financing and other loans to automotive dealerships. Floor plan loans, included in commercial loans, totaled $4.3 billion at March 31, 2018, a decrease of $57 million compared to $4.4 billion at December 31, 2017. At March 31, 2018 and December 31, 2017, other loans to automotive dealers in the National Dealer Services business line totaled $3.2 billion and $3.1 billion, respectively, including $2 billion and $1.9 billion of owner-occupied commercial real estate mortgage loans at March 31, 2018 and December 31, 2017, respectively. Automotive lending also includes loans to borrowers involved with automotive production, primarily Tier 1 and Tier 2 suppliers. Loans to borrowers involved with automotive production totaled approximately $1.3 billion at both March 31, 2018 and December 31, 2017.
For further discussion of credit risk, see the "Credit Risk" section of pages F-20 through F-28 in the Corporation's 2017 Annual Report.
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
Corporate Treasury supports ALCO in measuring, monitoring and managing market (e.g., interest rate risk, etc.) and liquidity risks. The Enterprise Risk Division provides various second line risk management functions including oversight and challenge of the first line responsibilities. Key activities encompass: (i) providing information and analysis of the Corporation's balance sheet structure and measurement of interest rate and all other market and liquidity risks; (ii) monitoring and reporting of the Corporation's positions relative to established policy limits and guidelines; (iii) developing and presenting analy ses and strategies to adjust risk positions; (iv) reviewing and presenting policies and authorizations for approval; (v) monitoring of industry trends and analytical tools to be used in the management of interest rate and all other market and liquidity risks; and (vi) developing and monitoring the interest rate risk economic capital estimate.
Interest Rate Risk
Net interest income is the primary source of revenue for the Corporation. Interest rate risk arises in the normal course of business due to differences in the repricing and cash flow characteristics of assets and liabilities, primarily through the Corporation's core business activities of extending loans and acquiring deposits. The Corporation's balance sheet is predominantly characterized by floating-rate loans funded by core deposits. The Corporation's loan composition at March 31, 2018 was approximately 60 percent 30-day LIBOR, 15 percent 60-day LIBOR, 15 percent Prime and 10 percent fixed rate. This creates sensitivity to interest rate movements due to the imbalance between the floating-rate loan portfolio, noninterest-bearing deposits and the more slowly repricing deposit products. In addition, the growth and/or contraction in the Corporation's loans and deposits may lead to changes in sensitivity to interest rate movements in the absence of mitigating actions. Examples of such actions are purchasing investment securities, primarily fixed-rate, which provide liquidity to the balance sheet and act to mitigate the inherent interest sensitivity, and hedging the sensitivity with interest rate swaps. The Corporation actively manages its exposure to interest rate risk, with the principal objective of optimizing net interest income and the economic value of equity while operating within acceptable limits established for interest rate risk and maintaining adequate levels of funding and liquidity.
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
Sensitivity of Net Interest Income to Changes in Interest Rates
The analysis of the impact of changes in interest rates on net interest income under various interest rate scenarios is management's principal risk management technique. Management models a base case net interest income under an unchanged interest rate environment. Existing derivative instruments entered into for risk management purposes are included in the analysis, but no additional hedging is currently forecasted. These derivative instruments currently comprise interest rate swaps that convert fixed-rate long-term debt to variable rates. This base case net interest income is then compared against interest rate scenarios in which rates rise or decline in a linear, non-parallel fashion from the base case over 12 months. In the scenarios presented, short-term interest rates increase 200 basis points, resulting in an average increase in short-term interest rates of 100 basis points over the period (+200 scenario). Due to the current level of interest rates, the analysis reflects a declining interest rate scenario drop in short-term interest rates to zero.
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
The table below, as of March 31, 2018 and December 31, 2017, displays the estimated impact on net interest income during the next 12 months by relating the base case scenario results to those from the rising and declining rate scenarios described above.

	Estimated Annual Change
	March 31, 2018		December 31, 2017
(in millions)	Amount	%	Amount	%
Change in Interest Rates:
Rising 200 basis points	$186	8%	$197	9%
Declining to zero percent	(313)	(13)	(283)	(13)
Sensitivity to rising rates decreased modestly from December 31, 2017 to March 31, 2018, reflecting changes to the Corporation's balance sheet. The risk to declining interest rates is impacted by an assumed floor on interest rates of zero percent. Because deposit costs remain close to the floor while asset yields have risen with market rates, sensitivity to falling rates has increased during the same period.

Sensitivity of Economic Value of Equity to Changes in Interest Rates
In addition to the simulation analysis on net interest income, an economic value of equity analysis provides an alternative view of the interest rate risk position. The economic value of equity is the difference between the estimate of the economic value of the Corporation's financial assets, liabilities and off-balance sheet instruments, derived through discounting cash flows based on actual rates at the end of the period and the estimated economic value after applying the estimated impact of rate movements. The economic value of equity analysis is based on an immediate parallel 200 basis point increase. The declining interest rate scenarios are based on decreases of 175 basis points and 150 basis points in interest rates at March 31, 2018 and December 31, 2017, respectively.
The table below, as of March 31, 2018 and December 31, 2017, displays the estimated impact on the economic value of equity from the interest rate scenario described above.

	March 31, 2018		December 31, 2017
(in millions)	Amount	%	Amount	%
Change in Interest Rates:
Rising 200 basis points	$1,198	9%	$1,188	9%
Declining to zero percent	(2,781)	(20)	(2,635)	(20)
The sensitivity of the economic value of equity to a 200 basis point parallel increase in rates was mostly stable between December 31, 2017 and March 31, 2018. The change in sensitivity of the economic value of equity to a parallel decrease in rates to zero during the same period was primarily driven by the increase in short-term rates between the periods, allowing for an additional 25 basis point decrease from December 31, 2017 to the March 31, 2018 scenario.
Wholesale Funding
The Corporation may access the purchased funds market when necessary, which includes a variety of funding sources. Capacity for incremental purchased funds at March 31, 2018 included FHLB advances, the ability to purchase federal funds, sell securities under agreements to repurchase, as well as issue deposits through brokers. Purchased funds increased to $63 million at March 31, 2018, compared to $25 million at December 31, 2017. At March 31, 2018, the Bank had pledged loans totaling $21.8 billion which provided for up to $17.7 billion of available collateralized borrowing with the FRB.
The Bank is a member of the FHLB of Dallas, Texas, which provides short- and long-term funding to its members through advances collateralized by real estate-related assets. Actual borrowing capacity is contingent on the amount of collateral available to be pledged to the FHLB. At March 31, 2018, $15.8 billion of real estate-related loans were pledged to the FHLB as blanket collateral for current and potential future borrowings. The Corporation had $3.8 billion of outstanding borrowings, including $1 billion borrowed in February 2018, maturing between 2026 and 2028 and capacity for potential future borrowings of approximately $4.4 billion.
Additionally, as of March 31, 2018 the Bank had the ability to issue up to $14 billion of debt under an existing $15 billion note program which allows the issuance of debt with maturities between three months and 30 years. The Corporation also maintains a shelf registration statement with the Securities and Exchange Commission from which it may issue debt and/or equity securities.
The ability of the Corporation and the Bank to raise funds at competitive rates is impacted by rating agencies' views of the credit quality, liquidity, capital and earnings of the Corporation and the Bank. As of March 31, 2018, the three major rating agencies had assigned the following ratings to long-term senior unsecured obligations of the Corporation and the Bank. A security rating is not a recommendation to buy, sell, or hold securities and may be subject to revision or withdrawal at any time by the assigning rating agency. Each rating should be evaluated independently of any other rating.

	Comerica Incorporated		Comerica Bank
March 31, 2018	Rating	Outlook	Rating	Outlook
Standard and Poor’s	BBB+	Stable	A-	Stable
Moody’s Investors Service	A3	Stable	A3	Stable
Fitch Ratings	A	Stable	A	Stable
The Corporation satisfies liquidity requirements with either liquid assets or various funding sources. Liquid assets totaled $18.3 billion at March 31, 2018, compared to $17.4 billion at December 31, 2017. Liquid assets include cash and due from banks, federal funds sold, interest-bearing deposits with banks, other short-term investments and unencumbered investment securities.
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
The Corporation performs monthly liquidity stress testing to evaluate its ability to meet funding needs in hypothetical stressed environments. Such environments cover a series of broad events, distinguished in terms of duration and severity. The evaluation as of March 31, 2018 projected sufficient sources of liquidity were available under each series of events.
CRITICAL ACCOUNTING POLICIES
The Corporation’s consolidated financial statements are prepared based on the application of accounting policies, the most significant of which are described in note 1 to the consolidated financial statements included in the Corporation's 2017 Annual Report. These policies require numerous estimates and strategic or economic assumptions, which may prove inaccurate or subject to variations. Changes in underlying factors, assumptions or estimates could have a material impact on the Corporation’s future financial condition and results of operations. At December 31, 2017, the most critical of these significant accounting policies were the policies related to the allowance for credit losses, fair value measurement, goodwill, pension plan accounting and income taxes. These policies were reviewed with the Audit Committee of the Corporation’s Board of Directors and are discussed more fully on pages F-34 through F-37 in the Corporation's 2017 Annual Report. As of the date of this report, there have been no significant changes to the Corporation's critical accounting policies or estimates.
SUPPLEMENTAL FINANCIAL DATA
The following table provides a reconciliation of non-GAAP financial measures used in this financial review with financial measures defined by GAAP.

(dollar amounts in millions)	March 31, 2018	December 31, 2017
Tangible Common Equity Ratio:
Common shareholders' equity	$8,000	$7,963
Less:
Goodwill	635	635
Other intangible assets	7	8
Tangible common equity	$7,358	$7,320
Total assets	$72,335	$71,567
Less:
Goodwill	635	635
Other intangible assets	7	8
Tangible assets	$71,693	$70,924
Common equity ratio	11.06%	11.13%
Tangible common equity ratio	10.26	10.32
Tangible Common Equity per Share of Common Stock:
Common shareholders' equity	$8,000	$7,963
Tangible common equity	7,358	7,320
Shares of common stock outstanding (in millions)	172	173
Common shareholders' equity per share of common stock	$46.38	$46.07
Tangible common equity per share of common stock	42.66	42.34
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
ITEM 1A. Risk Factors
There has been no material change in the Corporation’s risk factors as previously disclosed in our Form 10-K for the fiscal year ended December 31, 2017 in response to Part I, Item 1A. of such Form 10-K. Such risk factors are incorporated herein by reference.
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

10.1†
Form of Standard Comerica Incorporated Senior Executive Long-Term Performance Restricted Stock Unit Award Agreement under the Amended and Restated Comerica Incorporated 2006 Long-Term Incentive Plan (2018 version) (filed as Exhibit 10.1Y to Registrant's Annual Report on Form 10-K for the year ended December 31, 2017, and incorporated herein by reference).

10.2†
Restrictive Covenants and General Release Agreement by and between David E. Duprey and Comerica Incorporated dated February 5, 2018 (filed as Exhibit 10.1 to Registrant's Current Report on Form 8-K dated February 8, 2018, and incorporated herein by reference).

10.3†	Comerica Incorporated 2018 Long-Term Incentive Plan (filed as Exhibit 10.1 to Registrant's Current Report on Form 8-K dated April 24, 2018, and incorporated herein by reference).

10.4†
Form of Standard Comerica Incorporated Restricted Stock Unit Agreement (cliff vesting) under the Comerica Incorporated 2018 Long-Term Incentive Plan (filed as Exhibit 10.2 to Registrant's Current Report on Form 8-K dated April 24, 2018, and incorporated herein by reference).

10.5†
Form of Standard Comerica Incorporated Restricted Stock Unit Agreement (non-cliff vesting) under the Comerica Incorporated 2018 Long-Term Incentive Plan (filed as Exhibit 10.3 to Registrant's Current Report on Form 8-K dated April 24, 2018, and incorporated herein by reference).

10.6†
Form of Standard Comerica Incorporated Non-Qualified Stock Option Agreement under the Comerica Incorporated 2018 Long-Term Incentive Plan (filed as Exhibit 10.4 to Registrant's Current Report on Form 8-K dated April 24, 2018, and incorporated herein by reference).

10.7†
Form of Standard Comerica Incorporated Senior Executive Long-Term Performance Restricted Stock Unit Award Agreement under the Comerica Incorporated 2018 Long-Term Incentive Plan (filed as Exhibit 10.5 to Registrant's Current Report on Form 8-K dated April 24, 2018, and incorporated herein by reference).

10.8†
Form of Standard Comerica Incorporated Restricted Stock Agreement (cliff vesting) under the Comerica Incorporated 2018 Long-Term Incentive Plan (filed as Exhibit 10.6 to Registrant's Current Report on Form 8-K dated April 24, 2018, and incorporated herein by reference).

10.9†
Form of Standard Comerica Incorporated Restricted Stock Agreement (non-cliff vesting) under the Comerica Incorporated 2018 Long-Term Incentive Plan (filed as Exhibit 10.7 to Registrant's Current Report on Form 8-K dated April 24, 2018, and incorporated herein by reference).

10.10†	Form of Change of Control Employment Agreement (BE4 and Higher Version without gross-up or window period-current).

31.1	Chairman and CEO Rule 13a-14(a)/15d-14(a) Certification of Periodic Report (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002).

31.2	Executive Vice President and CFO Rule 13a-14(a)/15d-14(a) Certification of Periodic Report (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002).

32	Section 1350 Certification of Periodic Report (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002).

101
Financial statements from Quarterly Report on Form 10-Q of the Registrant for the quarter ended March 31, 2018, formatted in Extensible Business Reporting Language: (i) the Consolidated Balance Sheets (unaudited), (ii) the Consolidated Statements of Comprehensive Income (unaudited), (iii) the Consolidated Statements of Changes in Shareholders' Equity (unaudited), (iv) the Consolidated Statements of Cash Flows (unaudited) and (v) the Notes to Consolidated Financial Statements (unaudited).

†	Management contract or compensatory plan or arrangement.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMERICA INCORPORATED
(Registrant)

/s/ Mauricio A. Ortiz
Mauricio A. Ortiz
Senior Vice President and
Chief Accounting Officer and
Duly Authorized Officer
Date: April 30, 2018