Form 10-Q
period 2018-06-30
COMERICA INC /NEW/
filed 2018-07-31
CIK 28412

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________
FORM 10-Q
______________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
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
$5 par value common stock:
Outstanding as of July 25, 2018: 171,399,203 shares

COMERICA INCORPORATED AND SUBSIDIARIES

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements

CONSOLIDATED BALANCE SHEETS
Comerica Incorporated and Subsidiaries

(in millions, except share data)	June 30, 2018	December 31, 2017
	(unaudited)
ASSETS
Cash and due from banks	$1,424	$1,438

Interest-bearing deposits with banks	4,236	4,407
Other short-term investments	134	96

Investment securities available-for-sale	11,915	10,938
Investment securities held-to-maturity	—	1,266

Commercial loans	31,530	31,060
Real estate construction loans	3,257	2,961
Commercial mortgage loans	9,124	9,159
Lease financing	458	468
International loans	993	983
Residential mortgage loans	1,954	1,988
Consumer loans	2,476	2,554
Total loans	49,792	49,173
Less allowance for loan losses	(677)	(712)
Net loans	49,115	48,461
Premises and equipment	467	466
Accrued income and other assets	4,696	4,495
Total assets	$71,987	$71,567

LIABILITIES AND SHAREHOLDERS’ EQUITY
Noninterest-bearing deposits	$30,316	$32,071

Money market and interest-bearing checking deposits	22,544	21,500
Savings deposits	2,227	2,152
Customer certificates of deposit	2,089	2,165
Foreign office time deposits	34	15
Total interest-bearing deposits	26,894	25,832
Total deposits	57,210	57,903
Short-term borrowings	58	10
Accrued expenses and other liabilities	1,057	1,069
Medium- and long-term debt	5,583	4,622
Total liabilities	63,908	63,604

Common stock - $5 par value:
Authorized - 325,000,000 shares
Issued - 228,164,824 shares	1,141	1,141
Capital surplus	2,144	2,122
Accumulated other comprehensive loss	(589)	(451)
Retained earnings	8,374	7,887
Less cost of common stock in treasury - 57,254,526 shares at 6/30/18 and 55,306,483 shares at 12/31/17	(2,991)	(2,736)
Total shareholders’ equity	8,079	7,963
Total liabilities and shareholders’ equity	$71,987	$71,567
See notes to consolidated financial statements (unaudited).

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)
Comerica Incorporated and Subsidiaries

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except per share data)	2018	2017	2018	2017
INTEREST INCOME
Interest and fees on loans	$568	$453	$1,077	$874
Interest on investment securities	64	62	128	123
Interest on short-term investments	18	14	35	28
Total interest income	650	529	1,240	1,025
INTEREST EXPENSE
Interest on deposits	28	9	44	18
Interest on medium- and long-term debt	32	20	57	37
Total interest expense	60	29	101	55
Net interest income	590	500	1,139	970
Provision for credit losses	(29)	17	(17)	33
Net interest income after provision for credit losses	619	483	1,156	937
NONINTEREST INCOME
Card fees	60	80	119	157
Service charges on deposit accounts	53	57	107	115
Fiduciary income	52	51	104	100
Commercial lending fees	23	22	41	42
Letter of credit fees	11	11	21	23
Bank-owned life insurance	9	9	18	19
Foreign exchange income	12	11	24	22
Brokerage fees	6	6	13	11
Net securities gains	—	—	1	—
Other noninterest income	22	29	44	58
Total noninterest income	248	276	492	547
NONINTEREST EXPENSES
Salaries and benefits expense	250	231	505	476
Outside processing fee expense	64	88	125	175
Net occupancy expense	37	38	75	76
Equipment expense	11	11	22	22
Restructuring charges	11	14	27	25
Software expense	32	31	63	60
FDIC insurance expense	12	12	25	25
Advertising expense	8	7	14	11
Litigation-related expense	—	—	—	(2)
Other noninterest expenses	23	25	38	46
Total noninterest expenses	448	457	894	914
Income before income taxes	419	302	754	570
Provision for income taxes	93	99	147	165
NET INCOME	326	203	607	405
Less income allocated to participating securities	2	1	4	3
Net income attributable to common shares	$324	$202	$603	$402
Earnings per common share:
Basic	$1.90	$1.15	$3.52	$2.30
Diluted	1.87	1.13	3.46	2.24

Comprehensive income	290	221	468	427

Cash dividends declared on common stock	58	46	110	88
Cash dividends declared per common share	0.34	0.26	0.64	0.49
See notes to consolidated financial statements (unaudited).

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (unaudited)
Comerica Incorporated and Subsidiaries

	Common Stock			Accumulated Other Comprehensive Loss			Total Shareholders’ Equity
(in millions, except per share data)	Shares Outstanding	Amount	Capital Surplus		Retained Earnings	Treasury Stock

BALANCE AT DECEMBER 31, 2016	175.3	$1,141	$2,135	$(383)	$7,331	$(2,428)	$7,796
Cumulative effect of change in accounting principle	—	—	3	—	(2)	—	1
Net income	—	—	—	—	405	—	405
Other comprehensive income, net of tax	—	—	—	22	—	—	22
Cash dividends declared on common stock ($0.49 per share)	—	—	—	—	(88)	—	(88)
Purchase of common stock	(3.7)	—	—	—	—	(257)	(257)
Net issuance of common stock under employee stock plans	2.8	—	(26)	—	(20)	128	82
Net issuance of common stock for warrants	1.5	—	(25)	—	(46)	71	—
Share-based compensation	—	—	24	—	—	—	24
Other	—	—	(1)	—	—	1	—
BALANCE AT JUNE 30, 2017	175.9	$1,141	$2,110	$(361)	$7,580	$(2,485)	$7,985

BALANCE AT DECEMBER 31, 2017	172.9	$1,141	$2,122	$(451)	$7,887	$(2,736)	$7,963
Cumulative effect of change in accounting principles	—	—	—	1	14	—	15
Net income	—	—	—	—	607	—	607
Other comprehensive loss, net of tax	—	—	—	(139)	—	—	(139)
Cash dividends declared on common stock ($0.64 per share)	—	—	—	—	(110)	—	(110)
Purchase of common stock	(3.4)	—	—	—	—	(328)	(328)
Net issuance of common stock under employee stock plans	1.3	—	(11)	—	(21)	69	37
Net issuance of common stock for warrants	0.1	—	(1)	—	(3)	4	—
Share-based compensation	—	—	34	—	—	—	34
BALANCE AT JUNE 30, 2018	170.9	$1,141	$2,144	$(589)	$8,374	$(2,991)	$8,079
See notes to consolidated financial statements (unaudited).

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
Comerica Incorporated and Subsidiaries

	Six Months Ended June 30,
(in millions)	2018	2017
OPERATING ACTIVITIES
Net income	$607	$405
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	(17)	33
Provision (benefit) for deferred income taxes	14	(19)
Depreciation and amortization	60	60
Net periodic defined benefit credit	(10)	(9)
Share-based compensation expense	34	24
Net amortization of securities	2	3
Accretion of loan purchase discount	—	(2)
Net securities gains	(1)	—
Net gains on sales of foreclosed property	(1)	(1)
Net change in:
Accrued income receivable	(38)	(1)
Accrued expenses payable	(51)	(17)
Other, net	15	174
Net cash provided by operating activities	614	650
INVESTING ACTIVITIES
Investment securities available-for-sale:
Maturities and redemptions	895	771
Sales	5	1,259
Purchases	(891)	(2,169)
Investment securities held-to-maturity:
Maturities and redemptions	—	153
Net change in loans	(651)	(370)
Proceeds from sales of foreclosed property	6	4
Net increase in premises and equipment	(41)	(27)
Purchases of Federal Home Loan Bank stock	(41)	(22)
Proceeds from bank-owned life insurance settlements	3	6
Other, net	(1)	2
Net cash used in investing activities	(716)	(393)
FINANCING ACTIVITIES
Net change in:
Deposits	(737)	(2,084)
Short-term borrowings	48	516
Medium- and long-term debt
Federal Home Loan Bank advances	1,000	—
Terminations	—	(16)
Common stock:
Repurchases	(337)	(265)
Cash dividends paid	(104)	(81)
Issuances under employee stock plans	46	90
Other, net	1	(4)
Net cash used in financing activities	(83)	(1,844)
Net decrease in cash and cash equivalents	(185)	(1,587)
Cash and cash equivalents at beginning of period	5,845	7,218
Cash and cash equivalents at end of period	$5,660	$5,631
Interest paid	$99	$54
Income tax paid	94	130
Noncash investing and financing activities:
Loans transferred to other real estate	2	4
Securities transferred from held-to-maturity to available-for-sale	1,266	—
Securities transferred from available-for-sale to equity securities	81	—
See notes to consolidated financial statements (unaudited).

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

NOTE 1 - BASIS OF PRESENTATION AND ACCOUNTING POLICIES
Organization
The accompanying unaudited consolidated financial statements were prepared in accordance with United States (U.S.) generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation were included. The results of operations for the six months ended June 30, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018. Certain items in prior periods were reclassified to conform to the current presentation. For further information, refer to the consolidated financial statements and footnotes thereto included in the Annual Report of Comerica Incorporated and Subsidiaries (the Corporation) on Form 10-K for the year ended December 31, 2017.
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
The adoption of Topic 606 resulted in decreases of $37 million in card fees and $1 million in service charges on deposits accounts, included in noninterest income, and a corresponding $38 million decrease in outside processing fees included in noninterest expenses, in the Consolidated Statements of Comprehensive Income for the three months ended June 30, 2018. For the six months ended June 30, 2018, the impact on the Consolidated Statements of Comprehensive Income was a $71 million decrease in card fees, a $2 million decrease in service charges on deposit accounts and a $73 million decrease in outside processing fee expense.
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
Card fees comprise interchange and other fee income earned on government card, commercial card, debit/Automated Teller Machine card and merchant payment processing programs. Card fees are presented net of network costs as performance obligations for card services are limited to transaction processing and settlement with the card network on behalf of the customers. Network costs were approximately $37 million and $26 million for the three months ended June 30, 2018 and 2017, respectively, and $71 million and $51 million for the six months ended June 30, 2018 and 2017, respectively. Fees for these services are primarily based on interchange rates set by the network and transaction volume. The Corporation also provides ongoing card program support services, for which fees are based on contractually agreed prices and customer demand for services.
Service charges on deposit accounts comprise charges on retail and business accounts, including fees for treasury management services. These treasury management services include transaction-based services related to payment processing, overdrafts, non-sufficient funds and other deposit account activity, as well as account management services that are provided over time. Business customers can earn credits depending on deposit balances maintained with the Corporation, which may be used to offset fees. Fees and credits are based on predetermined, agreed upon rates.

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
Statement of Cash Flows
The Corporation adopted FASB issued ASU No. 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments,” (ASU 2016-15) on January 1, 2018 and, as a result, reclassified $6 million of proceeds from settlement of bank-owned life insurance policies from operating activities to investing activities for the six-month period ended June 30, 2017.
Defined Benefit Pension and Other Postretirement Costs
The Corporation retrospectively adopted the provisions of ASU No. 2017-07, “Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost” (ASU 2017-07) on January 1, 2018, which requires employers to report service cost as part of compensation expense and the other components of net benefit credit separately from service cost. As a result, $12 million and $24 million of benefit from the other components of net benefit credit was reclassified from salaries and benefits expense to other noninterest expenses in the Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2017, respectively. The Corporation based the adjustment to the prior periods on amounts disclosed in note 10.
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

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

Income Taxes
The Tax Cuts and Jobs Act (the "Act"), enacted on December 22, 2017, reduced the U.S. federal corporate tax rate from 35 percent to 21 percent. Also, on December 22, 2017, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 118 (SAB 118), which provides guidance on accounting for tax effects of the Act. SAB 118 provides a measurement period of up to one year from the enactment date to complete the accounting. Based on the information available and current interpretation of the rules, the Corporation has made reasonable estimates of the impact of the reduction in the corporate tax rate and remeasurement of certain deferred tax assets and liabilities based on the rate at which they are expected to reverse in the future, generally 21 percent. The provisional amount recorded related to the remeasurement of the Corporation's deferred tax balance was $104 million, including $107 million recognized in the year ended December 31, 2017 and a $3 million downward revision to the estimated impact recorded in the six months ended June 30, 2018. The final impact of the Act may differ from these estimates as a result of changes in management’s interpretations and assumptions, as well as new guidance that may be issued by the Internal Revenue Service (IRS).
Pending Accounting Pronouncements
In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842),” (ASU 2016-02), to increase the transparency and comparability of lease recognition and disclosure. ASU 2016-02 requires lessees to recognize lease contracts with a term greater than one year on the balance sheet, while recognizing expenses on the income statement in a manner similar to current guidance. ASU 2016-02 is effective for the Corporation on January 1, 2019 and must be applied using the modified retrospective approach. In July 2018, the FASB issued ASU 2018-11 “Leases (Topic 842): Targeted Improvements,” which provides lessees the option to apply the new leasing standard to all open leases as of the adoption date. The Corporation expects to make use of this transition option and is currently finalizing review of key assumptions and evaluation of service contracts for embedded leases. Based on preliminary evaluation, the right-of-use asset and corresponding lease obligation liability are expected to range between $450 million and $550 million at adoption, resulting in an 8- to 10-basis point decrease in the common equity tier 1 capital (CET1) ratio. Preliminary estimates are based on the current interest rate environment which may differ from those at the time of adoption of the standard. The Corporation will continue to evaluate other impacts of adoption but does not anticipate these to be significant.
In June 2016, the FASB issued ASU No. 2016-13, "Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments," (ASU 2016-13), which addresses concerns regarding the perceived delay in recognition of credit losses under the existing incurred loss model. The amendment introduces a new, single model for recognizing credit losses on all financial instruments presented on cost basis. Under the new model, entities must estimate current expected credit losses by considering all available relevant information, including historical and current information, as well as reasonable and supportable forecasts of future events. The update also requires additional qualitative and quantitative information to allow users to better understand the credit risk within the portfolio and the methodologies for determining the allowance for credit losses. ASU 2016-13 is effective for the Corporation on January 1, 2020 and must be applied using the modified retrospective approach with limited exceptions. Early adoption is permitted. The Corporation will adopt the standard on January 1, 2020 and is currently evaluating the impact of adoption.
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

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

ASSETS AND LIABILITIES RECORDED AT FAIR VALUE ON A RECURRING BASIS
The following tables present the recorded amount of assets and liabilities measured at fair value on a recurring basis as of June 30, 2018 and December 31, 2017.

(in millions)	Total	Level 1	Level 2	Level 3
June 30, 2018
Deferred compensation plan assets	$91	$91	$—	$—
Equity securities	41	41	—	—
Investment securities available-for-sale:
U.S. Treasury and other U.S. government agency securities	2,699	2,699	—	—
Residential mortgage-backed securities (a)	9,216	—	9,216	—
Total investment securities available-for-sale	11,915	2,699	9,216	—
Derivative assets:
Interest rate contracts	35	—	29	6
Energy derivative contracts	177	—	177	—
Foreign exchange contracts	39	—	39	—
Warrants	2	—	—	2
Total derivative assets	253	—	245	8
Total assets at fair value	$12,300	$2,831	$9,461	$8
Derivative liabilities:
Interest rate contracts	$117	$—	$117	$—
Energy derivative contracts	177	—	177	—
Foreign exchange contracts	32	—	32	—
Total derivative liabilities	326	—	326	—
Deferred compensation plan liabilities	91	91	—	—
Total liabilities at fair value	$417	$91	$326	$—
December 31, 2017
Trading securities:
Deferred compensation plan assets	$92	$92	$—	$—
Investment securities available-for-sale:
U.S. Treasury and other U.S. government agency securities	2,727	2,727	—	—
Residential mortgage-backed securities (a)	8,124	—	8,124	—
State and municipal securities	5	—	—	5	(b)
Equity and other non-debt securities	82	38	—	44	(b)
Total investment securities available-for-sale	10,938	2,765	8,124	49
Derivative assets:
Interest rate contracts	57	—	43	14
Energy derivative contracts	93	—	93	—
Foreign exchange contracts	42	—	42	—
Warrants	2	—	—	2
Total derivative assets	194	—	178	16
Total assets at fair value	11,224	$2,857	$8,302	$65
Derivative liabilities:
Interest rate contracts	59	—	59	—
Energy derivative contracts	91	—	91	—
Foreign exchange contracts	40	—	40	—
Total derivative liabilities	190	—	190	—
Deferred compensation plan liabilities	92	92	—	—
Total liabilities at fair value	$282	$92	$190	$—

(a)	Issued and/or guaranteed by U.S. government agencies or U.S. government-sponsored enterprises.

(b)	Auction-rate securities.
There were no transfers of assets or liabilities recorded at fair value on a recurring basis into or out of Level 1, Level 2 and Level 3 fair value measurements during each of the three- and six-month periods ended June 30, 2018 and 2017.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

The following table summarizes the changes in Level 3 assets and liabilities measured at fair value on a recurring basis for the three- and six-month periods ended June 30, 2018 and 2017.

			Net Realized/Unrealized Gains (Losses) (Pretax) Recorded in Earnings
	Balance at Beginning of Period							Balance at End of Period
		Change in Classification (a)					Sales and Redemptions
(in millions)			Realized		Unrealized
Three Months Ended June 30, 2018
Derivative assets:
Interest rate contracts	$7	$—	$—		$(1)	(b)	$—	$6
Warrants	2	—	1	(b)	—		(1)	2
Three Months Ended June 30, 2017
Investment securities available-for-sale:
State and municipal securities (c)	$5	$—	$—		$—		$—	$5
Equity and other non-debt securities (c)	46	—	—		—		—	46
Total investment securities available-for-sale	51	—	—		—		—	51
Derivative assets:
Interest rate contracts	11	—	—		2	(b)	—	13
Warrants	2	—	4	(b)	—		(4)	2
Six Months Ended June 30, 2018
Equity securities	$—	$44	$—		$—		$(44)	$—
Investment securities available-for-sale:
State and municipal securities (c)	5	—	—		—		(5)	—
Equity and other non-debt securities (c)	44	(44)	—		—		—	—
Total investment securities available-for-sale	49	(44)	—		—		(5)	—
Derivative assets:
Interest rate contracts	14	—	—		(8)	(b)	—	6
Warrants	2	—	1	(b)	—		(1)	2
Six Months Ended June 30, 2017
Investment securities available-for-sale:
State and municipal securities (c)	$7	$—	$—		$—		$(2)	$5
Equity and other non-debt securities (c)	47	—	—		—		(1)	46
Total investment securities available-for-sale	54	—	—		—		(3)	51
Derivative assets:
Interest rate contracts	11	—	—		2	(b)	—	13
Warrants	3	—	5	(b)	(1)	(b)	(5)	2

(a)	Reflects the reclassification of equity securities resulting from the adoption of ASU 2016-01.

(b)	Realized and unrealized gains and losses due to changes in fair value recorded in Other Noninterest Income on the Consolidated Statements of Comprehensive Income.

(c)	Auction-rate securities.

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
The following table presents assets recorded at fair value on a nonrecurring basis at June 30, 2018 and December 31, 2017. No liabilities were recorded at fair value on a nonrecurring basis at June 30, 2018 and December 31, 2017.

(in millions)	Level 3
June 30, 2018
Loans:
Commercial	$76
Commercial mortgage	4
Total loans	80
Other real estate	1
Total assets at fair value	$81
December 31, 2017
Loans:
Commercial	$111
Commercial mortgage	5
Total assets at fair value	$116
Level 3 assets recorded at fair value on a nonrecurring basis at June 30, 2018 and December 31, 2017 included loans for which a specific allowance was established based on the fair value of collateral and other real estate for which fair value of the properties was less than the cost basis. For both asset classes, the unobservable inputs were the additional adjustments applied by management to the appraised values to reflect such factors as non-current appraisals and revisions to estimated time to sell. These adjustments are determined based on qualitative judgments made by management on a case-by-case basis and are not quantifiable inputs, although they are used in the determination of fair value.
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

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

The carrying amount and estimated fair value of financial instruments not recorded at fair value in their entirety on a recurring basis on the Corporation’s Consolidated Balance Sheets are as follows:

	Carrying Amount	Estimated Fair Value
(in millions)		Total	Level 1	Level 2	Level 3
June 30, 2018
Assets
Cash and due from banks	$1,424	$1,424	$1,424	$—	$—
Interest-bearing deposits with banks	4,236	4,236	4,236	—	—
Loans held-for-sale	2	2	—	2	—
Total loans, net of allowance for loan losses (a)	49,115	48,929	—	—	48,929
Customers’ liability on acceptances outstanding	3	3	3	—	—
Restricted equity investments	248	248	248	—	—
Nonmarketable equity securities (b)	6	11
Liabilities
Demand deposits (noninterest-bearing)	30,316	30,316	—	30,316	—
Interest-bearing deposits	24,805	24,805	—	24,805	—
Customer certificates of deposit	2,089	2,061	—	2,061	—
Total deposits	57,210	57,182	—	57,182	—
Short-term borrowings	58	58	58	—	—
Acceptances outstanding	3	3	3	—	—
Medium- and long-term debt	5,583	5,588	—	5,588	—
Credit-related financial instruments	(60)	(60)	—	—	(60)
December 31, 2017
Assets
Cash and due from banks	$1,438	$1,438	$1,438	$—	$—
Interest-bearing deposits with banks	4,407	4,407	4,407	—	—
Investment securities held-to-maturity	1,266	1,246	—	1,246	—
Loans held-for-sale	4	4	—	4	—
Total loans, net of allowance for loan losses (a)	48,461	48,153	—	—	48,153
Customers’ liability on acceptances outstanding	2	2	2	—	—
Restricted equity investments	207	207	207	—	—
Nonmarketable equity securities (b)	6	9
Liabilities
Demand deposits (noninterest-bearing)	32,071	32,071	—	32,071	—
Interest-bearing deposits	23,667	23,667	—	23,667	—
Customer certificates of deposit	2,165	2,142	—	2,142	—
Total deposits	57,903	57,880	—	57,880	—
Short-term borrowings	10	10	10	—	—
Acceptances outstanding	2	2	2	—	—
Medium- and long-term debt	4,622	4,636	—	4,636	—
Credit-related financial instruments	(67)	(67)	—	—	(67)

(a)	Included $80 million and $116 million of impaired loans recorded at fair value on a nonrecurring basis at June 30, 2018 and December 31, 2017, respectively.

(b)
Certain investments that are measured at fair value using the net asset value have not been classified in the fair value hierarchy. The fair value amounts presented in the table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the Consolidated Balance Sheets.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

NOTE 3 - INVESTMENT SECURITIES
A summary of the Corporation’s investment securities follows:

(in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2018
Investment securities available-for-sale:
U.S. Treasury and other U.S. government agency securities	$2,744	$—	$45	$2,699
Residential mortgage-backed securities (a)	9,499	10	293	9,216
Total investment securities available-for-sale	$12,243	$10	$338	$11,915

December 31, 2017
Investment securities available-for-sale:
U.S. Treasury and other U.S. government agency securities	$2,743	$—	$16	$2,727
Residential mortgage-backed securities (a)	8,230	22	128	8,124
State and municipal securities	5	—	—	5
Equity and other non-debt securities	83	1	2	82
Total investment securities available-for-sale (b)	$11,061	$23	$146	$10,938
Investment securities held-to-maturity (c):
Residential mortgage-backed securities (a)	$1,266	$—	$20	$1,246

(a)	Issued and/or guaranteed by U.S. government agencies or U.S. government-sponsored enterprises.

(b)	Included auction-rate securities at amortized cost and fair value of $51 million and $49 million, respectively, as of December 31, 2017.

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
A summary of the Corporation’s investment securities in an unrealized loss position as of June 30, 2018 and December 31, 2017 follows:

	Temporarily Impaired
	Less than 12 Months		12 Months or more			Total
(in millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses		Fair Value	Unrealized Losses
June 30, 2018
U.S. Treasury and other U.S. government agency securities	$2,699	$45	$—	$—		$2,699	$45
Residential mortgage-backed securities (a)	4,544	106	3,934	187		8,478	293
Total temporarily impaired securities	$7,243	$151	$3,934	$187		$11,177	$338
December 31, 2017
U.S. Treasury and other U.S. government agency securities	$2,727	$16	$—	$—		$2,727	$16
Residential mortgage-backed securities (a)	3,845	32	4,003	125		7,848	157
State and municipal securities (b)	—	—	5	—	(c)	5	—	(c)
Equity and other non-debt securities (b)	—	—	44	2		44	2
Total temporarily impaired securities	$6,572	$48	$4,052	$127		$10,624	$175

(a)	Issued and/or guaranteed by U.S. government agencies or U.S. government-sponsored enterprises.

(b)	Primarily auction-rate securities.

(c)	Unrealized losses less than $0.5 million.
At June 30, 2018, the Corporation had 399 securities in an unrealized loss position with no credit impairment, including 29 U.S. Treasury securities and 370 residential mortgage-backed securities. The unrealized losses for these securities resulted from changes in market interest rates, not changes in credit quality. The Corporation ultimately expects full collection of the carrying amount of these securities, does not intend to sell the securities in an unrealized loss position, and it is not more-likely-than-not

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

that the Corporation will be required to sell the securities in an unrealized loss position prior to recovery of amortized cost. The Corporation does not consider these securities to be other-than-temporarily impaired at June 30, 2018.
The following table summarizes the amortized cost and fair values of debt securities by contractual maturity. Securities with multiple maturity dates are classified in the period of final maturity. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(in millions)
June 30, 2018	Amortized Cost	Fair Value
Contractual maturity
Within one year	$100	$100
After one year through five years	3,008	2,963
After five years through ten years	1,752	1,722
After ten years	7,383	7,130
Total investment securities	$12,243	$11,915
Included in the contractual maturity distribution in the table above were residential mortgage-backed securities with total amortized cost of $9.5 billion and fair value of $9.2 billion. The actual cash flows of mortgage-backed securities may differ from contractual maturity as the borrowers of the underlying loans may exercise prepayment options.
At June 30, 2018, investment securities with a carrying value of $393 million were pledged where permitted or required by law to secure $272 million of liabilities, primarily public and other deposits of state and local government agencies and derivative instruments.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

NOTE 4 – CREDIT QUALITY AND ALLOWANCE FOR CREDIT LOSSES
The following table presents an aging analysis of the recorded balance of loans.

	Loans Past Due and Still Accruing
(in millions)	30-59 Days	60-89 Days	90 Days or More	Total	Nonaccrual Loans	Current Loans	Total Loans
June 30, 2018
Business loans:
Commercial	$66	$8	$13	$87	$171	$31,272	$31,530
Real estate construction:
Commercial Real Estate business line (a)	6	—	—	6	—	2,882	2,888
Other business lines (b)	6	—	—	6	—	363	369
Total real estate construction	12	—	—	12	—	3,245	3,257
Commercial mortgage:
Commercial Real Estate business line (a)	4	10	—	14	9	1,724	1,747
Other business lines (b)	21	5	7	33	20	7,324	7,377
Total commercial mortgage	25	15	7	47	29	9,048	9,124
Lease financing	—	—	—	—	2	456	458
International	2	—	—	2	4	987	993
Total business loans	105	23	20	148	206	45,008	45,362
Retail loans:
Residential mortgage	16	1	—	17	29	1,908	1,954
Consumer:
Home equity	4	1	—	5	19	1,707	1,731
Other consumer	2	—	—	2	—	743	745
Total consumer	6	1	—	7	19	2,450	2,476
Total retail loans	22	2	—	24	48	4,358	4,430
Total loans	$127	$25	$20	$172	$254	$49,366	$49,792
December 31, 2017
Business loans:
Commercial	$79	$134	$12	$225	$309	$30,526	$31,060
Real estate construction:
Commercial Real Estate business line (a)	3	—	—	3	—	2,627	2,630
Other business lines (b)	4	—	—	4	—	327	331
Total real estate construction	7	—	—	7	—	2,954	2,961
Commercial mortgage:
Commercial Real Estate business line (a)	14	—	—	14	9	1,808	1,831
Other business lines (b)	27	6	22	55	22	7,251	7,328
Total commercial mortgage	41	6	22	69	31	9,059	9,159
Lease financing	—	—	—	—	4	464	468
International	13	—	—	13	6	964	983
Total business loans	140	140	34	314	350	43,967	44,631
Retail loans:
Residential mortgage	10	2	—	12	31	1,945	1,988
Consumer:
Home equity	5	1	—	6	21	1,789	1,816
Other consumer	4	—	1	5	—	733	738
Total consumer	9	1	1	11	21	2,522	2,554
Total retail loans	19	3	1	23	52	4,467	4,542
Total loans	$159	$143	$35	$337	$402	$48,434	$49,173

(a)	Primarily loans to real estate developers.

(b)	Primarily loans secured by owner-occupied real estate.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

The following table presents loans by credit quality indicator, based on internal risk ratings assigned to each business loan at the time of approval and subjected to subsequent reviews, generally at least annually, and to pools of retail loans with similar risk characteristics.

	Internally Assigned Rating
(in millions)	Pass (a)	Special Mention (b)	Substandard (c)	Nonaccrual (d)	Total
June 30, 2018
Business loans:
Commercial	$30,185	$580	$594	$171	$31,530
Real estate construction:
Commercial Real Estate business line (e)	2,868	20	—	—	2,888
Other business lines (f)	362	7	—	—	369
Total real estate construction	3,230	27	—	—	3,257
Commercial mortgage:
Commercial Real Estate business line (e)	1,678	15	45	9	1,747
Other business lines (f)	7,144	133	80	20	7,377
Total commercial mortgage	8,822	148	125	29	9,124
Lease financing	449	4	3	2	458
International	969	2	18	4	993
Total business loans	43,655	761	740	206	45,362
Retail loans:
Residential mortgage	1,925	—	—	29	1,954
Consumer:
Home equity	1,704	—	8	19	1,731
Other consumer	743	1	1	—	745
Total consumer	2,447	1	9	19	2,476
Total retail loans	4,372	1	9	48	4,430
Total loans	$48,027	$762	$749	$254	$49,792
December 31, 2017
Business loans:
Commercial	$29,263	$591	$897	$309	$31,060
Real estate construction:
Commercial Real Estate business line (e)	2,630	—	—	—	2,630
Other business lines (f)	327	4	—	—	331
Total real estate construction	2,957	4	—	—	2,961
Commercial mortgage:
Commercial Real Estate business line (e)	1,759	20	43	9	1,831
Other business lines (f)	7,099	115	92	22	7,328
Total commercial mortgage	8,858	135	135	31	9,159
Lease financing	440	23	1	4	468
International	946	11	20	6	983
Total business loans	42,464	764	1,053	350	44,631
Retail loans:
Residential mortgage	1,955	2	—	31	1,988
Consumer:
Home equity	1,786	1	8	21	1,816
Other consumer	737	1	—	—	738
Total consumer	2,523	2	8	21	2,554
Total retail loans	4,478	4	8	52	4,542
Total loans	$46,942	$768	$1,061	$402	$49,173

(a)	Includes all loans not included in the categories of special mention, substandard or nonaccrual.

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

(e)	Primarily loans to real estate developers.

(f)	Primarily loans secured by owner-occupied real estate.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

The following table summarizes nonperforming assets.

(in millions)	June 30, 2018	December 31, 2017
Nonaccrual loans	$254	$402
Reduced-rate loans (a)	8	8
Total nonperforming loans	262	410
Foreclosed property (b)	2	5
Total nonperforming assets	$264	$415

(a)	There were no reduced-rate business loans at both June 30, 2018 and December 31, 2017. Reduced-rate retail loans were $8 million at both June 30, 2018 and December 31, 2017.

(b)	Included $1 million and $4 million of foreclosed residential real estate properties at June 30, 2018 and December 31, 2017, respectively.
There were no retail loans secured by residential real estate properties in process of foreclosure included in nonaccrual loans at both June 30, 2018 and December 31, 2017.
Allowance for Credit Losses
The following table details the changes in the allowance for loan losses and related loan amounts.

	2018			2017
(in millions)	Business Loans	Retail Loans	Total	Business Loans	Retail Loans	Total

Three Months Ended June 30
Allowance for loan losses:
Balance at beginning of period	$653	$45	$698	$661	$47	$708
Loan charge-offs	(18)	(2)	(20)	(37)	(2)	(39)
Recoveries on loans previously charged-off	22	1	23	20	1	21
Net loan recoveries (charge-offs)	4	(1)	3	(17)	(1)	(18)
Provision for loan losses	(21)	(2)	(23)	17	(2)	15
Foreign currency translation adjustment	(1)	—	(1)	—	—	—
Balance at end of period	$635	$42	$677	$661	$44	$705

Six Months Ended June 30
Allowance for loan losses:
Balance at beginning of period	$661	$51	$712	$682	$48	$730
Loan charge-offs	(54)	(3)	(57)	(79)	(4)	(83)
Recoveries on loans previously charged-off	30	2	32	29	3	32
Net loan charge-offs	(24)	(1)	(25)	(50)	(1)	(51)
Provision for loan losses	(1)	(8)	(9)	29	(3)	26
Foreign currency translation adjustment	(1)	—	(1)	—	—	—
Balance at end of period	$635	$42	$677	$661	$44	$705

As a percentage of total loans	1.40%	0.96%	1.36%	1.47%	0.98%	1.43%

June 30
Allowance for loan losses:
Individually evaluated for impairment	$39	$—	$39	$93	$1	$94
Collectively evaluated for impairment	596	42	638	568	43	611
Total allowance for loan losses	$635	$42	$677	$661	$44	$705
Loans:
Individually evaluated for impairment	$310	$30	$340	$509	$41	$550
Collectively evaluated for impairment	45,052	4,400	49,452	44,388	4,470	48,858
Total loans evaluated for impairment	$45,362	$4,430	$49,792	$44,897	$4,511	$49,408

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

Changes in the allowance for credit losses on lending-related commitments, included in accrued expenses and other liabilities on the Consolidated Balance Sheets, are summarized in the following table.

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2018	2017	2018	2017
Balance at beginning of period	$40	$46	$42	$41
Provision for credit losses on lending-related commitments	(6)	2	(8)	7
Balance at end of period	$34	$48	$34	$48
Individually Evaluated Impaired Loans
The following table presents additional information regarding individually evaluated impaired loans.

	Recorded Investment In:
(in millions)	Impaired Loans with No Related Allowance	Impaired Loans with Related Allowance	Total Impaired Loans	Unpaid Principal Balance	Related Allowance for Loan Losses
June 30, 2018
Business loans:
Commercial	$85	$154	$239	$313	$35
Commercial mortgage:
Commercial Real Estate business line (a)	37	3	40	49	—
Other business lines (b)	—	26	26	29	3
Total commercial mortgage	37	29	66	78	3
International	3	2	5	9	1
Total business loans	125	185	310	400	39
Retail loans:
Residential mortgage	11	8	19	20	—
Consumer:
Home equity	10	—	10	13	—
Other consumer	1	—	1	1	—
Total consumer	11	—	11	14	—
Total retail loans (c)	22	8	30	34	—
Total individually evaluated impaired loans	$147	$193	$340	$434	$39
December 31, 2017
Business loans:
Commercial	$105	$267	$372	$460	$63
Commercial mortgage:
Commercial Real Estate business line (a)	39	1	40	49	—
Other business lines (b)	3	22	25	29	3
Total commercial mortgage	42	23	65	78	3
International	—	6	6	17	1
Total business loans	147	296	443	555	67
Retail loans:
Residential mortgage	14	8	22	22	—
Consumer:
Home equity	11	—	11	14	—
Other consumer	1	—	1	2	—
Total consumer	12	—	12	16	—
Total retail loans (c)	26	8	34	38	—
Total individually evaluated impaired loans	$173	$304	$477	$593	$67

(a)	Primarily loans to real estate developers.

(b)	Primarily loans secured by owner-occupied real estate.

(c)	Individually evaluated retail loans generally have no related allowance for loan losses, primarily due to policy which results in direct write-downs of most restructured retail loans.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

The following table presents information regarding average individually evaluated impaired loans and the related interest recognized as of June 30, 2018 and 2017. Interest income recognized for the period primarily related to performing restructured loans.

	Individually Evaluated Impaired Loans
	2018		2017
(in millions)	Average Balance for the Period	Interest Income Recognized for the Period	Average Balance for the Period	Interest Income Recognized for the Period
Three Months Ended June 30
Business loans:
Commercial	$277	$1	$473	$2
Commercial mortgage:
Commercial Real Estate business line (a)	40	1	7	—
Other business lines (b)	25	—	35	—
Total commercial mortgage	65	1	42	—
International	4	—	7	—
Total business loans	346	2	522	2
Retail loans:
Residential mortgage	19	—	27	—
Consumer loans:
Home equity	11	—	12	—
Other consumer	1	—	2	—
Total consumer	12	—	14	—
Total retail loans	31	—	41	—
Total individually evaluated impaired loans	$377	$2	$563	$2
Six Months Ended June 30
Business loans:
Commercial	$309	$2	$487	$4
Commercial mortgage:
Commercial Real Estate business line (a)	40	2	7	—
Other business lines (b)	25	—	34	—
Total commercial mortgage	65	2	41	—
International	5	—	9	—
Total business loans	379	4	537	4
Retail loans:
Residential mortgage	20	—	27	—
Consumer:
Home equity	11	—	13	—
Other consumer	1	—	3	—
Total consumer	12	—	16	—
Total retail loans	32	—	43	—
Total individually evaluated impaired loans	$411	$4	$580	$4

(a)	Primarily loans to real estate developers.

(b)	Primarily loans secured by owner-occupied real estate.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

Troubled Debt Restructurings
The following table details the recorded balance at June 30, 2018 and 2017 of loans considered to be troubled debt restructurings (TDRs) that were restructured during the three- and six-month periods ended June 30, 2018 and 2017, by type of modification. In cases of loans with more than one type of modification, the loans were categorized based on the most significant modification.

	2018			2017
	Type of Modification			Type of Modification
(in millions)	Principal Deferrals (a)	Interest Rate Reductions	Total Modifications	Principal Deferrals (a)	Interest Rate Reductions	AB Note Restructures (b)	Total Modifications
Three Months Ended June 30
Business loans:
Commercial	$25	$—	$25	$47	$—	$36	$83
Commercial mortgage:
Other business lines (c)	—	—	—	1	—	—	1
Total business loans	25	—	25	48	—	36	84
Retail loans:
Consumer:
Home equity (d)	—	1	1	—	1	—	1
Total loans	$25	$1	$26	$48	$1	$36	$85
Six Months Ended June 30
Business loans:
Commercial	$45	$—	$45	$96	$—	$36	$132
Commercial mortgage:
Other business lines (c)	1	—	1	4	—	—	4
Total business loans	46	—	46	100	—	36	136
Retail loans:
Consumer:
Home equity (d)	1	1	2	1	2	—	3
Total loans	$47	$1	$48	$101	$2	$36	$139

(a)	Primarily represents loan balances where terms were extended 90 days or more at or above contractual interest rates.

(b)
Loan restructurings whereby the original loan is restructured into two notes: an "A" note, which generally reflects the portion of the modified loan which is expected to be collected; and a "B" note, which is generally fully charged off.

(c)	Primarily loans to secured by owner-occupied real estate.

(d)	Includes bankruptcy loans for which the court has discharged the borrower's obligation and the borrower has not reaffirmed the debt.
At June 30, 2018 and December 31, 2017, commitments to lend additional funds to borrowers whose terms have been modified in TDRs totaled $44 million and $31 million, respectively.
The majority of the modifications considered to be TDRs that occurred during the six months ended June 30, 2018 and 2017 were principal deferrals. The Corporation charges interest on principal balances outstanding during deferral periods. Additionally, none of the modifications involved forgiveness of principal. As a result, the current and future financial effects of the recorded balance of loans considered to be TDRs that were restructured during the six months ended June 30, 2018 and 2017 were insignificant.
On an ongoing basis, the Corporation monitors the performance of modified loans to their restructured terms. The allowance for loan losses continues to be reassessed on the basis of an individual evaluation of the loan.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

The following table presents information regarding the recorded balance at June 30, 2018 and 2017 of loans modified by principal deferral and interest rate reduction during the twelve-month periods ended June 30, 2018 and 2017.

	Principal Deferrals		Interest Rate Reductions
(in millions)	2018	2017	2018	2017
Balance at June 30,
Business loans:
Commercial	$97	$141	$—	$—
Commercial mortgage:
Commercial Real Estate business line (a)	37	1	—	—
Other business lines (b)	2	7	—	—
Total commercial mortgage	39	8	—	—
Total business loans	136	149	—	—
Retail loans:
Consumer:
Home equity (c)	1	2	2	3
Total principal deferrals	$137	$151	$2	$3

(a)	Primarily loans to real estate developers.

(b)	Primarily loans secured by owner-occupied real estate.

(c)	Includes bankruptcy loans for which the court has discharged the borrower's obligation and the borrower has not reaffirmed the debt.
There were no loans restructured into two notes (AB note restructures) during the twelve-month periods ended June 30, 2018, compared to loans with a carrying value of $68 million during the twelve-month period ended June 30, 2017.
For principal deferrals, incremental deterioration in the credit quality of the loan, represented by a downgrade in the risk rating of the loan, for example, due to missed interest payments or a reduction of collateral value, is considered a subsequent default. For interest rate reductions and AB note restructures, a subsequent payment default is defined in terms of delinquency, when a principal or interest payment is 90 days past due. There were no subsequent defaults of principal deferrals, interest rate reductions or AB note restructures during the three- and six-month periods ended June 30, 2018 and 2017.
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
Credit risk is the possible loss that may occur in the event of nonperformance by the counterparty to a financial instrument. The Corporation attempts to minimize credit risk arising from customer-initiated derivatives by evaluating the creditworthiness of each customer, adhering to the same credit approval process used for traditional lending activities and obtaining collateral as deemed necessary. Derivatives with dealer counterparties are either cleared through a clearinghouse or settled directly with a single counterparty. For derivatives settled directly with dealer counterparties, the Corporation utilizes counterparty risk limits and monitoring procedures as well as master netting arrangements and bilateral collateral agreements to facilitate the management of credit risk. Master netting arrangements effectively reduce credit risk by permitting settlement of positive and negative positions and offset cash collateral held with the same counterparty on a net basis. Bilateral collateral agreements require daily exchange of cash or highly rated securities issued by the U.S. Treasury or other U.S. government entities to collateralize amounts due to either party. At June 30, 2018, counterparties with bilateral collateral agreements had pledged $3 million of marketable investment securities and deposited $10 million of cash with the Corporation to secure the fair value of contracts in an unrealized gain position, and the Corporation had pledged $10 million of marketable investment securities and posted $131 million of cash as collateral for contracts in an unrealized loss position. For those counterparties not covered under bilateral collateral agreements, collateral is obtained, if deemed necessary, based on the results of management’s credit evaluation of the counterparty. Collateral varies, but

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

may include cash, investment securities, accounts receivable, equipment or real estate. Included in the fair value of derivative instruments are credit valuation adjustments reflecting counterparty credit risk. These adjustments are determined by applying a credit spread for the counterparty or the Corporation, as appropriate, to the total expected exposure of the derivative. There were no derivative instruments with credit-risk-related contingent features that were in a liability position at June 30, 2018.
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

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

The following table presents the composition of the Corporation’s derivative instruments held or issued for risk management purposes or in connection with customer-initiated and other activities at June 30, 2018 and December 31, 2017. The table excludes commitments and warrants accounted for as derivatives.

	June 30, 2018			December 31, 2017
		Fair Value			Fair Value
(in millions)	Notional/ Contract Amount (a)	Gross Derivative Assets	Gross Derivative Liabilities	Notional/ Contract Amount (a)	Gross Derivative Assets	Gross Derivative Liabilities
Risk management purposes
Derivatives designated as hedging instruments
Interest rate contracts:
Swaps - fair value - receive fixed/pay floating	$1,775	$—	$3	$1,775	$—	$2
Derivatives used as economic hedges
Foreign exchange contracts:
Spot, forwards and swaps	793	2	1	650	—	2
Total risk management purposes	2,568	2	4	2,425	—	4
Customer-initiated and other activities
Interest rate contracts:
Caps and floors written	715	—	2	635	—	—
Caps and floors purchased	715	2	—	635	—	—
Swaps	12,590	33	112	13,119	57	57
Total interest rate contracts	14,020	35	114	14,389	57	57
Energy contracts:
Caps and floors written	172	—	16	164	—	11
Caps and floors purchased	172	16	—	164	11	—
Swaps	2,046	161	161	1,519	82	80
Total energy contracts	2,390	177	177	1,847	93	91
Foreign exchange contracts:
Spot, forwards, options and swaps	1,919	37	31	1,884	42	38
Total customer-initiated and other activities	18,329	249	322	18,120	192	186
Total gross derivatives	$20,897	$251	$326	$20,545	$192	$190
Amounts offset in the Consolidated Balance Sheets:
Netting adjustment - Offsetting derivative assets/liabilities		(48)	(48)		(49)	(49)
Netting adjustment - Cash collateral received/posted		(6)	(130)		(1)	(39)
Net derivatives included in the Consolidated Balance Sheets (b)		197	148		142	102
Amounts not offset in the Consolidated Balance Sheets:
Marketable securities pledged under bilateral collateral agreements		(3)	(10)		(3)	(24)
Net derivatives after deducting amounts not offset in the Consolidated Balance Sheets		$194	$138		$139	$78

(a)
Notional or contractual amounts, which represent the extent of involvement in the derivatives market, are used to determine the contractual cash flows required in accordance with the terms of the agreement. These amounts are typically not exchanged, significantly exceed amounts subject to credit or market risk and are not reflected in the Consolidated Balance Sheets.

(b)
Net derivative assets are included in accrued income and other assets and net derivative liabilities are included in accrued expenses and other liabilities on the Consolidated Balance Sheets. Included in the fair value of net derivative assets and net derivative liabilities are credit valuation adjustments reflecting counterparty credit risk and credit risk of the Corporation. The fair value of net derivative assets included credit valuation adjustments for counterparty credit risk of $4 million at both June 30, 2018 and December 31, 2017, respectively.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

Risk Management
The Corporation's derivative instruments used for managing interest rate risk currently comprise swaps converting fixed-rate long-term debt to variable rates.

The following table details the effects of fair value hedging on the Consolidated Statements of Comprehensive Income.

	Interest on Medium- and Long-Term Debt
	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2018	2017	2018	2017
Total interest on medium-and long-term debt (a)	$32	$20	$57	$37

Fair value hedging relationships:
Interest rate contracts:
Hedged items	15	23	30	45
Derivatives designated as hedging instruments	(2)	(10)	(5)	(20)
(a) Includes the effects of hedging.
The following table summarizes the expected weighted average remaining maturity of the notional amount of risk management interest rate swaps, the carrying amount of the related hedged items and the weighted average interest rates associated with amounts expected to be received or paid on interest rate swap agreements as of June 30, 2018 and December 31, 2017.

			Weighted Average
(dollar amounts in millions)	Derivative Notional Amount	Carrying Value of Hedged Items (a)	Remaining Maturity (in years)	Receive Rate	Pay Rate (b)
June 30, 2018
Swaps - fair value - receive fixed/pay floating rate
Medium- and long-term debt	$1,775	$1,783	4.1	3.26%	3.06%
December 31, 2017
Swaps - fair value - receive fixed/pay floating rate
Medium- and long-term debt	1,775	1,822	4.6	3.26	2.35

(a)
Included $16 million and $56 million of cumulative hedging adjustments at June 30, 2018 and December 31, 2017, respectively, which included $8 million and $9 million, respectively, of hedging adjustment on a discontinued hedging relationship.

(b)	Variable rates paid on receive fixed swaps are based on six-month LIBOR rates in effect at June 30, 2018 and December 31, 2017.
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
For customer-initiated foreign exchange contracts where offsetting positions have not been taken, the Corporation manages the remaining inherent market risk through individual foreign currency position limits and aggregate value-at-risk limits. These limits are established annually and reviewed quarterly. For those customer-initiated derivative contracts which were not offset or where the Corporation holds a position within the limits described above, the Corporation recognized no net gains or losses in other noninterest income in the Consolidated Statements of Comprehensive Income for both the three- and six-month periods ended June 30, 2018 and 2017.

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

		Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	Location of Gain	2018	2017	2018	2017
Interest rate contracts	Other noninterest income	$7	$7	$11	$13
Energy contracts	Other noninterest income	—	1	—	1
Foreign exchange contracts	Foreign exchange income	12	11	24	22
Total		$19	$19	$35	$36
Credit-Related Financial Instruments
The Corporation issues off-balance sheet financial instruments in connection with commercial and consumer lending activities. The Corporation’s credit risk associated with these instruments is represented by the contractual amounts indicated in the following table.

(in millions)	June 30, 2018	December 31, 2017
Unused commitments to extend credit:
Commercial and other	$23,424	$22,636
Bankcard, revolving check credit and home equity loan commitments	2,937	2,833
Total unused commitments to extend credit	$26,361	$25,469
Standby letters of credit	$3,236	$3,228
Commercial letters of credit	48	39
The Corporation maintains an allowance to cover probable credit losses inherent in lending-related commitments, including unused commitments to extend credit, letters of credit and financial guarantees. The allowance for credit losses on lending-related commitments, included in accrued expenses and other liabilities was $34 million and $42 million at June 30, 2018 and December 31, 2017, respectively.
Unused Commitments to Extend Credit
Commitments to extend credit are legally binding agreements to lend to a customer, provided there is no violation of any condition established in the contract. These commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many commitments expire without being drawn upon, the total contractual amount of commitments does not necessarily represent future cash requirements of the Corporation. Commercial and other unused commitments are primarily variable rate commitments. The allowance for credit losses on lending-related commitments included $24 million and $27 million at June 30, 2018 and December 31, 2017, respectively, for probable credit losses inherent in the Corporation’s unused commitments to extend credit.
Standby and Commercial Letters of Credit
Standby letters of credit represent conditional obligations of the Corporation which guarantee the performance of a customer to a third party. Standby letters of credit are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing and similar transactions. Commercial letters of credit are issued to finance foreign or domestic trade transactions. These contracts expire in decreasing amounts through the year 2028. The Corporation may enter into participation arrangements with third parties that effectively reduce the maximum amount of future payments which may be required under standby and commercial letters of credit. These risk participations covered $127 million of the $3.3 billion standby and commercial letters of credit outstanding at both June 30, 2018 and December 31, 2017.
The carrying value of the Corporation’s standby and commercial letters of credit, included in accrued expenses and other liabilities, totaled $36 million at June 30, 2018, including $26 million in deferred fees and $10 million in the allowance for credit losses on lending-related commitments. At December 31, 2017, the comparable amounts were $40 million, $25 million and $15 million, respectively.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

The following table presents a summary of criticized standby and commercial letters of credit at June 30, 2018 and December 31, 2017. The Corporation's criticized list is generally consistent with the Special Mention, Substandard and Doubtful categories defined by regulatory authorities. The Corporation manages credit risk through underwriting, periodically reviewing and approving its credit exposures using Board committee approved credit policies and guidelines.

(dollar amounts in millions)	June 30, 2018	December 31, 2017
Total criticized standby and commercial letters of credit	$83	$88
As a percentage of total outstanding standby and commercial letters of credit	2.5%	2.7%
Other Credit-Related Financial Instruments
The Corporation enters into credit risk participation agreements, under which the Corporation assumes credit exposure associated with a borrower’s performance related to certain interest rate derivative contracts. The Corporation is not a party to the interest rate derivative contracts and only enters into these credit risk participation agreements in instances in which the Corporation is also a party to the related loan participation agreement for such borrowers. The Corporation manages its credit risk on the credit risk participation agreements by monitoring the creditworthiness of the borrowers, which is based on the normal credit review process had it entered into the derivative instruments directly with the borrower. The notional amount of such credit risk participation agreement reflects the pro-rata share of the derivative instrument, consistent with its share of the related participated loan. As of June 30, 2018 and December 31, 2017, the total notional amount of the credit risk participation agreements was approximately $586 million and $549 million, respectively, and the fair value was insignificant for both periods. The maximum estimated exposure to these agreements, as measured by projecting a maximum value of the guaranteed derivative instruments, assuming 100 percent default by all obligors on the maximum values, was insignificant at June 30, 2018 and December 31, 2017. In the event of default, the lead bank has the ability to liquidate the assets of the borrower, in which case the lead bank would be required to return a percentage of the recouped assets to the participating banks. As of June 30, 2018, the weighted average remaining maturity of outstanding credit risk participation agreements was 2.7 years.
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
The Corporation accounts for its interests in LIHTC entities using the proportional amortization method. Exposure to loss as a result of the Corporation’s involvement with LIHTC entities at June 30, 2018 was limited to $409 million. Ownership interests in other tax credit entities are accounted for under either the cost or equity method. Exposure to loss as a result of the Corporation's involvement in other tax credit entities at June 30, 2018 was limited to $7 million.
Investment balances, including all legally binding commitments to fund future investments, are included in accrued income and other assets on the Consolidated Balance Sheets. A liability is recognized in accrued expenses and other liabilities on the Consolidated Balance Sheets for all legally binding unfunded commitments to fund tax credit entities ($150 million at June 30, 2018). Amortization and other write-downs of LIHTC investments are presented on a net basis as a component of the provision for income taxes on the Consolidated Statements of Comprehensive Income, while amortization and write-downs of other tax credit investments are recorded in other noninterest income. The income tax credits and deductions are recorded as a reduction of income tax expense and a reduction of federal income taxes payable.
The Corporation provided no financial or other support that was not contractually required to any of the above VIEs during the six months ended June 30, 2018 and 2017.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

The following table summarizes the impact of these tax credit entities on line items on the Corporation’s Consolidated Statements of Comprehensive Income.

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2018	2017	2018	2017
Other noninterest income:
Amortization of other tax credit investments	$1	$—	$2	$1
Provision for income taxes:
Amortization of LIHTC investments	16	16	31	32
Low income housing tax credits	(15)	(16)	(30)	(31)
Other tax benefits related to tax credit entities	(4)	(6)	(7)	(12)
Total provision for income taxes	$(3)	$(6)	$(6)	$(11)
For further information on the Corporation’s consolidation policy, see note 1 to the consolidated financial statements in the Corporation's 2017 Annual Report.
NOTE 7 - MEDIUM- AND LONG-TERM DEBT
Medium- and long-term debt is summarized as follows:

(in millions)	June 30, 2018	December 31, 2017
Parent company
Subordinated notes:
3.80% subordinated notes due 2026 (a)	$245	$255
Medium-term notes:
2.125% notes due 2019 (a)	346	347
Total parent company	591	602
Subsidiaries
Subordinated notes:
4.00% subordinated notes due 2025 (a)	335	347
7.875% subordinated notes due 2026 (a)	198	208
Total subordinated notes	533	555
Medium-term notes:
2.50% notes due 2020 (a)	659	665
Federal Home Loan Bank (FHLB) advances:
Floating-rate based on FHLB auction rate due 2026	2,800	2,800
Floating-rate based on FHLB auction rate due 2028	1,000	—
Total FHLB advances	3,800	2,800
Total subsidiaries	4,992	4,020
Total medium- and long-term debt	$5,583	$4,622

(a)
The fixed interest rates on these notes have been swapped to a variable rate and designated in a hedging relationship. Accordingly, carrying value has been adjusted to reflect the change in the fair value of the debt as a result of changes in the benchmark rate.

Subordinated notes with remaining maturities greater than one year qualify as Tier 2 capital.
Comerica Bank (the Bank), a wholly-owned subsidiary of the Corporation, is a member of the FHLB, which provides short- and long-term funding to its members through advances collateralized by real estate-related assets. On February 7, 2018, the Bank borrowed an additional $1.0 billion of 10-year, floating-rate FHLB advances due January 26, 2028. The interest rate on the FHLB advances resets between four and eight weeks, based on the FHLB auction rate. At June 30, 2018, the weighted-average rate on the FHLB advances was 2.06%. Each note may be prepaid in full, without penalty, at each scheduled reset date. Borrowing capacity is contingent on the amount of collateral available to be pledged to the FHLB. At June 30, 2018, $16.0 billion of real estate-related loans were pledged to the FHLB as blanket collateral for current and potential future borrowings of approximately $5.5 billion.
Unamortized debt issuance costs deducted from the carrying amount of medium- and long-term debt totaled $4 million at June 30, 2018 and $5 million at December 31, 2017.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

NOTE 8 - ACCUMULATED OTHER COMPREHENSIVE LOSS
The following table presents a reconciliation of the changes in the components of accumulated other comprehensive loss and details the components of other comprehensive income (loss) for the six months ended June 30, 2018 and 2017, including the amount of income tax expense (benefit) allocated to each component of other comprehensive income (loss).

	Six Months Ended June 30,
(in millions)	2018	2017
Accumulated net unrealized losses on investment securities:
Balance at beginning of period, net of tax	$(101)	$(33)

Cumulative effect of change in accounting principle	1	—

Net unrealized holding (losses) gains arising during the period	(197)	21
Less: (Benefit) provision for income taxes	(46)	8
Net unrealized holding (losses) gains arising during the period, net of tax	(151)	13
Less:
Reclassification adjustment for net losses realized as a yield adjustment included in net income, net of tax	—	(1)
Change in net unrealized losses on investment securities, net of tax	(151)	14
Balance at end of period, net of tax	$(251)	$(19)

Accumulated defined benefit pension and other postretirement plans adjustment:
Balance at beginning of period, net of tax	$(350)	$(350)

Amortization of actuarial net loss	30	25
Amortization of prior service credit	(14)	(13)
Amounts recognized in other noninterest expense	16	12
Less: Provision for income taxes	4	4
Change in defined benefit pension and other postretirement plans adjustment, net of tax	12	8
Balance at end of period, net of tax	$(338)	$(342)
Total accumulated other comprehensive loss at end of period, net of tax	$(589)	$(361)
NOTE 9 - NET INCOME PER COMMON SHARE
Basic and diluted net income per common share are presented in the following table.

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except per share data)	2018	2017	2018	2017
Basic and diluted
Net income	$326	$203	$607	$405
Less:
Income allocated to participating securities	2	1	4	3
Net income attributable to common shares	$324	$202	$603	$402

Basic average common shares	171	175	171	175

Basic net income per common share	$1.90	$1.15	$3.52	$2.30

Basic average common shares	171	175	171	175
Dilutive common stock equivalents:
Net effect of the assumed exercise of stock options	2	3	2	3
Net effect of the assumed exercise of warrants	1	1	1	2
Diluted average common shares	174	179	174	180

Diluted net income per common share	$1.87	$1.13	$3.46	$2.24
There were no anti-dilutive options for any of the three- and six-month periods ended June 30, 2018 and 2017.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

NOTE 10 - EMPLOYEE BENEFIT PLANS
Net periodic defined benefit cost (credit) comprise services cost and other components of net benefit cost (credit). Service costs are included in salaries and benefits expense and other components of net benefit cost (credit) are included in other noninterest expenses on the Consolidated Statements of Comprehensive Income. For further information on the Corporation's employee benefit plans, refer to note 17 to the consolidated financial statements in the Corporation's 2017 Annual Report.
The components of net periodic benefit cost (credit) for the Corporation's qualified pension plan, non-qualified pension plan and postretirement benefit plan are as follows.

Qualified Defined Benefit Pension Plan	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2018	2017	2018	2017
Service cost	$8	$7	$15	$14

Other components of net benefit credit:
Interest cost	18	19	37	39
Expected return on plan assets	(41)	(39)	(82)	(79)
Amortization of prior service credit	(4)	(4)	(9)	(9)
Amortization of net loss	12	10	25	21
Total other components of net benefit credit	(15)	(14)	(29)	(28)
Net periodic defined benefit credit	$(7)	$(7)	$(14)	$(14)

Non-Qualified Defined Benefit Pension Plan	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2018	2017	2018	2017
Service cost	$1	$—	$1	$1

Other components of net benefit cost:
Interest cost	2	2	4	4
Amortization of prior service credit	(3)	(2)	(5)	(4)
Amortization of net loss	3	2	5	4
Total other components of net benefit cost	2	2	4	4
Net periodic defined benefit cost	$3	$2	$5	$5

Postretirement Benefit Plan	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2018	2017	2018	2017
Other components of net benefit credit:
Interest cost	$—	$—	$1	$1
Expected return on plan assets	(1)	—	(2)	(1)
Net periodic defined benefit credit	$(1)	$—	$(1)	$—
NOTE 11 - INCOME TAXES AND TAX-RELATED ITEMS
Net unrecognized tax benefits were $10 million at both June 30, 2018 and December 31, 2017. The Corporation anticipates it is reasonably possible that final settlements with tax authorities will result in a decrease in net unrecognized tax benefits of $1 million within the next twelve months. The liability for tax-related interest and penalties included in accrued expenses and other liabilities was $10 million at both June 30, 2018 and December 31, 2017.
Net deferred tax assets were $169 million at June 30, 2018, compared to $141 million at December 31, 2017. The $28 million increase in net deferred tax assets resulted primarily from an increase in deferred tax assets related to unrealized losses on investment securities available-for-sale, partially offset by the decrease in the allowance for loan losses and an increase in deferred tax liabilities related to defined benefit pension plans. Included in deferred tax assets at both June 30, 2018 and December 31, 2017 were $4 million of state net operating loss carryforwards, which expire between 2018 and 2027. The Corporation believes it is more likely than not the benefit from certain of these state net operating loss carryforwards will not be realized and, accordingly, maintained a valuation allowance of $3 million at both June 30, 2018 and December 31, 2017.
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
NOTE 12 - CONTINGENT LIABILITIES
Legal Proceedings
As previously reported in the Corporation's Form 10-K for the year ended December 31, 2017 and Form 10-Q for the period ended March 31, 2018, Comerica Bank, a wholly owned subsidiary of the Corporation, was named in November 2011 as a third-party defendant in Butte Local Development v. Masters Group v. Comerica Bank (“the case”), for lender liability. The case was tried in January 2014, in the Montana Second District Judicial Court for Silver Bow County in Butte, Montana. On January 17, 2014, a jury awarded Masters $52 million against the Bank. On July 1, 2015, after an appeal filed by the Corporation, the Montana Supreme Court reversed the judgment against the Corporation and remanded the case for a new trial with instructions that Michigan contract law should apply and dismissing all other claims. The case was retried in the same district court, without a jury, in January 2017, and the Corporation awaits a ruling. Management believes current reserves related to this case are adequate in the event of a negative outcome.
The Corporation and certain of its subsidiaries are subject to various other pending or threatened legal proceedings arising out of the normal course of business or operations. The Corporation believes it has meritorious defenses to the claims asserted against it in its other currently outstanding legal proceedings and, with respect to such legal proceedings, intends to continue to defend itself vigorously, litigating or settling cases according to management’s judgment as to what is in the best interests of the Corporation and its shareholders. Settlement may result from the Corporation's determination that it may be more prudent financially to settle, rather than litigate, and should not be regarded as an admission of liability. On at least a quarterly basis, the Corporation assesses its potential liabilities and contingencies in connection with outstanding legal proceedings utilizing the latest information available. On a case-by-case basis, reserves are established for those legal claims for which it is probable that a loss will be incurred either as a result of a settlement or judgment, and the amount of such loss can be reasonably estimated. The actual costs of resolving these claims may be substantially higher or lower than the amounts reserved. Based on current knowledge, and after consultation with legal counsel, management believes current reserves are adequate, and the amount of any incremental liability arising from these matters is not expected to have a material adverse effect on the Corporation’s consolidated financial condition, results of operations or cash flows. Legal fees of $4 million and $5 million were included in other noninterest expenses for the three-month periods ended June 30, 2018 and 2017, respectively, and $7 million and $10 million for the six-month periods ended June 30, 2018 and 2017, respectively.
For matters where a loss is not probable, the Corporation has not established legal reserves. The Corporation believes the estimate of the aggregate range of reasonably possible losses, in excess of reserves established, for all legal proceedings in which it is involved is from zero to approximately $33 million at June 30, 2018. This estimated aggregate range of reasonably possible losses is based upon currently available information for those proceedings in which the Corporation is involved, taking into account the Corporation’s best estimate of such losses for those cases for which such estimate can be made. For certain cases, the Corporation does not believe an estimate can currently be made. The Corporation’s estimate involves significant judgment, given the varying stages of the proceedings (including the fact many are currently in preliminary stages), the existence in certain proceedings of multiple defendants (including the Corporation) whose share of liability has yet to be determined, the numerous yet-unresolved issues in many of the proceedings (including issues regarding class certification and the scope of many of the claims) and the attendant uncertainty of the various potential outcomes of such proceedings. Accordingly, the Corporation’s estimate will change from time to time, and actual losses may be more or less than the current estimate.
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
Restructuring charges are recorded as a component of noninterest expenses on the Consolidated Statements of Comprehensive Income. The following table presents changes in restructuring reserves, cumulative charges incurred to date and total expected restructuring charges:

(in millions)	Employee Costs	Facilities Costs	Technology Costs	Other Costs	Total

Three Months Ended June 30, 2018
Balance at beginning of period	$10	$—	$9	$—	$19
Restructuring charges	—	1	10	—	11
Payments	(6)	(1)	(8)	—	(15)
Balance at end of period	$4	$—	$11	$—	$15

Three Months Ended June 30, 2017
Balance at beginning of period	$7	$—	$3	$3	$13
Restructuring charges	3	4	6	1	14
Payments	(4)	(4)	(4)	(2)	(14)
Adjustments for non-cash charges (a)	—	—	(2)	—	(2)
Balance at end of period	$6	$—	$3	$2	$11

Six Months Ended June 30, 2018
Balance at beginning of period	$8	$—	$6	$1	$15
Restructuring charges	5	2	20	—	27
Payments	(9)	(2)	(15)	(1)	(27)
Balance at end of period	$4	$—	$11	$—	$15

Six Months Ended June 30, 2017
Balance at beginning of period	$10	$4	$—	$4	$18
Restructuring charges	4	5	12	4	25
Payments	(8)	(9)	(4)	(6)	(27)
Adjustments for non-cash charges (a)	—	—	(5)	—	(5)
Balance at end of period	$6	$—	$3	$2	$11

Total restructuring charges incurred to date	$67	$19	$46	$33	$165
Total expected restructuring charges (b)	70	20	60 - 65	35	185 - 190

(a)	Adjustments for non-cash charges primarily relate to impairments of previously capitalized software costs in Technology Costs.

(b)	Restructuring activities are expected to be substantially completed by 12/31/2018.
Restructuring charges directly attributable to a business segment are assigned to that business segment. Restructuring charges incurred by areas whose services support the overall Corporation are allocated based on the methodology described in note 22 to the consolidated financial statements in the Corporation's 2017 Annual Report. Total restructuring charges assigned to the Business Bank, Retail Bank and Wealth Management were $6 million, $4 million and $1 million, respectively, for the three months ended June 30, 2018 and $15 million, $9 million, and $3 million, respectively, for six months ended June 30, 2018. Total restructuring charges assigned to the Business Bank, Retail Bank and Wealth Management were $7 million, $4 million, and $3 million, respectively, for the three months ended June 30, 2017 and $13 million, $8 million, and $4 million, respectively, for the six months ended June 30, 2017. Remaining expected restructuring charges will be assigned to the business segments using the same methodology. Facilities costs pertaining to the consolidation of banking centers primarily impacted the Retail Bank.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

NOTE 14 - BUSINESS SEGMENT INFORMATION
The Corporation has strategically aligned its operations into three major business segments: the Business Bank, the Retail Bank and Wealth Management. These business segments are differentiated based on the type of customer and the related products and services provided. In addition to the three major business segments, the Finance Division is also reported as a segment. Business segment results are produced by the Corporation’s internal management accounting system. This system measures financial results based on the internal business unit structure of the Corporation. The performance of the business segments is not comparable with the Corporation's consolidated results and is not necessarily comparable with similar information for any other financial institution. Additionally, because of the interrelationships of the various segments, the information presented is not indicative of how the segments would perform if they operated as independent entities. The management accounting system assigns balance sheet and income statement items to each business segment using certain methodologies, which are regularly reviewed and refined. From time to time, the Corporation may make reclassifications among the segments to more appropriately reflect management's current view of the segments, and methodologies may be modified as the management accounting system is enhanced and changes occur in the organizational structure and/or product lines. For comparability purposes, amounts in all periods are based on business unit structure and methodologies in effect at June 30, 2018.
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

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

Business segment financial results are as follows:

(dollar amounts in millions)	Business Bank	Retail Bank	Wealth Management	Finance	Other		Total
Three Months Ended June 30, 2018
Earnings summary:
Net interest income	$341	$169	$40	$26	$14		$590
Provision for credit losses	(17)	(9)	1	—	(4)		(29)
Noninterest income	126	42	67	12	1		248
Noninterest expenses	182	178	75	(1)	14		448
Provision for income taxes	68	10	7	6	2	(a)	93
Net income	$234	$32	$24	$33	$3		$326
Net credit-related charge-offs (recoveries)	$—	$(4)	$1	$—	$—		$(3)

Selected average balances:
Assets	$39,961	$6,412	$5,260	$13,735	$5,152		$70,520
Loans	38,332	5,766	5,127	—	—		49,225
Deposits	26,582	24,161	3,852	1,093	142		55,830

Statistical data:
Return on average assets (b)	2.34%	0.52%	1.90%	N/M	N/M		1.85%
Efficiency ratio (c)	39.00	84.05	69.03	N/M	N/M		53.24

(dollar amounts in millions)	Business Bank	Retail Bank	Wealth Management	Finance	Other		Total
Three Months Ended June 30, 2017
Earnings summary:
Net interest income (expense)	$336	$162	$42	$(49)	$9		$500
Provision for credit losses	12	5	(2)	—	2		17
Noninterest income	152	48	64	10	2		276
Noninterest expenses	196	180	71	(1)	11		457
Provision (benefit) for income taxes	100	9	14	(17)	(7)	(a)	99
Net income (loss)	$180	$16	$23	$(21)	$5		$203
Net credit-related charge-offs (recoveries)	$10	$9	$(1)	$—	$—		$18

Selected average balances:
Assets	$38,881	$6,487	$5,432	$13,936	$6,610		$71,346
Loans	37,580	5,865	5,278	—	—		48,723
Deposits	28,748	23,935	4,106	156	183		57,128

Statistical data:
Return on average assets (b)	1.85%	0.27%	1.76%	N/M	N/M		1.14%
Efficiency ratio (c)	40.25	84.80	66.44	N/M	N/M		58.70

(a)	Included tax benefits from employee stock transactions of $3 million and $5 million for the three months ended June 30, 2018 and 2017, respectively.

(b)	Return on average assets is calculated based on the greater of average assets or average liabilities and attributed equity.

(c)
Noninterest expenses as a percentage of the sum of net interest income and noninterest income excluding net securities gains (losses) and a derivative contract tied to the conversion rate of Visa Class B shares.

N/M – not meaningful

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

(dollar amounts in millions)	Business Bank	Retail Bank	Wealth Management	Finance	Other		Total
Six Months Ended June 30, 2018
Earnings summary:
Net interest income	$671	$334	$81	$27	$26		$1,139
Provision for credit losses	(7)	(5)	(3)	—	(2)		(17)
Noninterest income	247	84	135	23	3		492
Noninterest expenses	366	355	147	(2)	28		894
Provision (benefit) for income taxes	127	16	17	7	(20)	(a)	147
Net income	$432	$52	$55	$45	$23		$607
Net credit-related charge-offs (recoveries)	$18	$8	$(1)	$—	$—		$25

Selected average balances:
Assets	$39,438	$6,420	$5,316	$13,757	$5,492		$70,423
Loans	37,853	5,786	5,186	—	—		48,825
Deposits	26,946	24,112	3,824	959	118		55,959

Statistical data:
Return on average assets (b)	2.21%	0.42%	2.10%	N/M	N/M		1.74%
Efficiency ratio (c)	39.85	84.54	68.06	N/M	N/M		54.74

(dollar amounts in millions)	Business Bank	Retail Bank	Wealth Management	Finance	Other		Total
Six Months Ended June 30, 2017
Earnings summary:
Net interest income (expense)	$668	$322	$83	$(120)	$17		$970
Provision for credit losses	22	17	(3)	—	(3)		33
Noninterest income	296	96	128	21	6		547
Noninterest expenses	393	359	141	(2)	23		914
Provision (benefit) for income taxes	192	15	27	(41)	(28)	(a)	165
Net income	$357	$27	$46	$(56)	$31		$405
Net credit-related charge-offs (recoveries)	$40	$14	$(3)	$—	$—		$51

Selected average balances:
Assets	$38,488	$6,506	$5,419	$13,940	$7,228		$71,581
Loans	37,169	5,880	5,264	—	—		48,313
Deposits	29,196	23,866	4,042	149	199		57,452

Statistical data:
Return on average assets (b)	1.87%	0.22%	1.73%	N/M	N/M		1.14%
Efficiency ratio (c)	40.82	85.40	66.81	N/M	N/M		60.17

(a)	Included tax benefits from employee stock transactions of $22 million and $29 million for the six months ended June 30, 2018 and 2017, respectively.

(b)	Return on average assets is calculated based on the greater of average assets or average liabilities and attributed equity.

(c)
Noninterest expenses as a percentage of the sum of net interest income and noninterest income excluding net securities gains (losses) and a derivative contract tied to the conversion rate of Visa Class B shares.

N/M – not meaningful
The Corporation operates in three primary markets - Texas, California, and Michigan, as well as in Arizona and Florida, with select businesses operating in several other states, and in Canada and Mexico. The Corporation produces market segment results for the Corporation’s three primary geographic markets as well as Other Markets. Other Markets includes Florida, Arizona, the International Finance division and businesses with a national perspective. The Finance & Other category includes the Finance segment and the Other category as previously described. Market segment results are provided as supplemental information to the business segment results and may not meet all operating segment criteria as set forth in GAAP. For comparability purposes, amounts in all periods are based on market segments and methodologies in effect at June 30, 2018.
A discussion of the financial results and the factors impacting performance can be found in the section entitled "Market Segments" in the financial review.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

Market segment financial results are as follows:

(dollar amounts in millions)	Michigan	California	Texas	Other Markets	Finance & Other		Total
Three Months Ended June 30, 2018
Earnings summary:
Net interest income	$167	$183	$117	$83	$40		$590
Provision for credit losses	1	(9)	(15)	(2)	(4)		(29)
Noninterest income	73	42	30	90	13		248
Noninterest expenses	144	105	92	94	13		448
Provision for income taxes	22	32	16	15	8	(a)	93
Net income	$73	$97	$54	$66	$36		$326
Net credit-related charge-offs (recoveries)	$—	$—	$3	$(6)	$—		$(3)

Selected average balances:
Assets	$13,427	$18,697	$10,439	$9,070	$18,887		$70,520
Loans	12,641	18,435	9,862	8,287	—		49,225
Deposits	20,904	16,642	8,967	8,082	1,235		55,830

Statistical data:
Return on average assets (b)	1.37%	2.06%	2.08%	2.93%	N/M		1.85%
Efficiency ratio (c)	59.77	46.94	62.17	53.72	N/M		53.24

(dollar amounts in millions)	Michigan	California	Texas	Other Markets	Finance & Other		Total
Three Months Ended June 30, 2017
Earnings summary:
Net interest income (expense)	$167	$178	$113	$82	$(40)		$500
Provision for credit losses	(2)	24	(15)	8	2		17
Noninterest income	81	45	33	105	12		276
Noninterest expenses	145	98	94	110	10		457
Provision (benefit) for income taxes	38	40	25	20	(24)	(a)	99
Net income (loss)	$67	$61	$42	$49	$(16)		$203
Net credit-related charge-offs (recoveries)	$(1)	$8	$5	$6	$—		$18

Selected average balances:
Assets	$13,371	$18,474	$10,481	$8,474	$20,546		$71,346
Loans	12,712	18,194	10,015	7,802	—		48,723
Deposits	21,698	17,344	9,632	8,115	339		57,128

Statistical data:
Return on average assets (b)	1.20%	1.33%	1.52%	2.24%	N/M		1.14%
Efficiency ratio (c)	58.18	43.85	64.39	58.59	N/M		58.70

(a)	Included tax benefits from employee stock transactions of $3 million and $5 million for the three months ended June 30, 2018 and 2017, respectively.

(b)	Return on average assets is calculated based on the greater of average assets or average liabilities and attributed equity.

(c)
Noninterest expenses as a percentage of the sum of net interest income and noninterest income excluding net securities gains (losses) and a derivative contract tied to the conversion rate of Visa Class B shares.

N/M – not meaningful

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

(dollar amounts in millions)	Michigan	California	Texas	Other Markets	Finance & Other		Total
Six Months Ended June 30, 2018
Earnings summary:
Net interest income	$336	$363	$226	$161	$53		$1,139
Provision for credit losses	34	(11)	(28)	(10)	(2)		(17)
Noninterest income	146	81	61	178	26		492
Noninterest expenses	288	211	184	185	26		894
Provision (benefit) for income taxes	38	62	30	30	(13)	(a)	147
Net income	$122	$182	$101	$134	$68		$607
Net credit-related charge-offs (recoveries)	$(1)	$13	$8	$5	$—		$25

Selected average balances:
Assets	$13,411	$18,639	$10,406	$8,718	$19,249		$70,423
Loans	12,623	18,391	9,846	7,965	—		48,825
Deposits	21,064	16,865	9,077	7,876	1,077		55,959

Statistical data:
Return on average assets (b)	1.13%	1.96%	1.96%	3.11%	N/M		1.74%
Efficiency ratio (c)	59.64	47.66	63.85	54.41	N/M		54.74

(dollar amounts in millions)	Michigan	California	Texas	Other Markets	Finance & Other		Total
Six Months Ended June 30, 2017
Earnings summary:
Net interest income (expense)	$337	$349	$226	$161	$(103)		$970
Provision for credit losses	(4)	45	(24)	19	(3)		33
Noninterest income	164	86	65	205	27		547
Noninterest expenses	295	194	188	216	21		914
Provision (benefit) for income taxes	75	76	47	36	(69)	(a)	165
Net income (loss)	$135	$120	$80	$95	$(25)		$405
Net credit-related charge-offs (recoveries)	$(4)	$18	$27	$10	$—		$51

Selected average balances:
Assets	$13,313	$18,217	$10,518	$8,365	$21,168		$71,581
Loans	12,650	17,938	10,062	7,663	—		48,313
Deposits	21,923	17,294	9,871	8,016	348		57,452

Statistical data:
Return on average assets (b)	1.20%	1.33%	1.44%	2.17%	N/M		1.14%
Efficiency ratio (c)	58.79	44.53	64.59	59.01	N/M		60.17

(a)	Included tax benefits from employee stock transactions of $22 million and $29 million for the six months ended June 30, 2018 and 2017, respectively.

(b)	Return on average assets is calculated based on the greater of average assets or average liabilities and attributed equity.

(c)
Noninterest expenses as a percentage of the sum of net interest income and noninterest income excluding net securities gains (losses) and a derivative contract tied to the conversion rate of Visa Class B shares.

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

	Business Bank	Retail Bank	Wealth Management	Finance & Other	Total
(in millions)
Three Months Ended June 30, 2018
Revenue from contracts with customers:
Card fees (a)	$47	$12	$1	$—	$60
Service charges on deposit accounts (a)	28	23	2	—	53
Fiduciary income	—	—	52	—	52
Commercial loan servicing fees (b)	5	—	—	—	5
Brokerage fees	—	—	6	—	6
Other noninterest income (c)	3	3	5	—	11
Total revenue from contracts with customers	83	38	66	—	187
Other sources of noninterest income	43	4	1	13	61
Total noninterest income	$126	$42	$67	$13	$248

Three Months Ended June 30, 2017
Revenue from contracts with customers:
Card fees	$65	$14	$1	$—	$80
Service charges on deposit accounts	30	25	2	—	57
Fiduciary income	—	—	51	—	51
Commercial loan servicing fees (b)	6	—	—	—	6
Brokerage fees	—	—	6	—	6
Other noninterest income (c)	2	7	3	—	12
Total revenue from contracts with customers	103	46	63	—	212
Other sources of noninterest income	49	2	1	12	64
Total noninterest income	$152	$48	$64	$12	$276

Six Months Ended June 30, 2018
Revenue from contracts with customers:
Card fees (a)	$94	$23	$2	$—	$119
Service charges on deposit accounts (a)	58	46	3	—	107
Fiduciary income	—	—	104	—	104
Commercial loan servicing fees (b)	9	—	—	—	9
Brokerage fees	—	—	13	—	13
Other noninterest income (c)	6	8	9	—	23
Total revenue from contracts with customers	167	77	131	—	375
Other sources of noninterest income	80	7	4	26	117
Total noninterest income	$247	$84	$135	$26	$492

Six Months Ended June 30, 2017
Revenue from contracts with customers:
Card fees	$129	$26	$2	$—	$157
Service charges on deposit accounts	62	50	3	—	115
Fiduciary income	—	—	100	—	100
Commercial loan servicing fees (b)	9	—	—	—	9
Brokerage fees	—	—	11	—	11
Other noninterest income (c)	6	15	8	—	29
Total revenue from contracts with customers	206	91	124	—	421
Other sources of noninterest income	90	5	4	27	126
Total noninterest income	$296	$96	$128	$27	$547
(a) Adoption of Topic 606 resulted in a change in presentation which records certain costs in the same category as the associated revenues.
The effect of this change was to reduce card fees by $37 million and $71 million and service charges on deposit accounts by $1 million and 2 million for three- and six-month periods ended June 30, 2018, respectively. Refer to note 1 for further information.
(b) Included in commercial lending fees on the Consolidated Statements of Comprehensive Income.
(c) Excludes derivative, warrant and other miscellaneous income.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

Adjustments to revenue during the three- and six-month periods ended June 30, 2018 for refunds or credits relating to prior periods were not significant.
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

RESULTS OF OPERATIONS
Net income for the three months ended June 30, 2018 was $326 million, an increase of $123 million from $203 million reported for the three months ended June 30, 2017. Net income per diluted common share for the same respective periods was $1.87 compared to $1.13. Management of loan and deposit pricing in a rising rate environment, improved credit quality, successful execution of GEAR Up initiatives and a decrease in the federal statutory tax rate in 2018 resulting from the Tax Cuts and Jobs Act contributed to the increase in net income. Net income included tax benefits from employee stock transactions of $3 million (2 cents per share) and $5 million (3 cents per share) for the three months ended June 30, 2018 and 2017, respectively. After-tax restructuring charges were $9 million (5 cents per share) in both periods.
Net income for the six months ended June 30, 2018 was $607 million, an increase of $202 million from $405 million reported for the six months ended June 30, 2017. Net income per diluted common share for the same respective periods was $3.46 compared to $2.24. Net income for the six months ended June 30, 2018 included $22 million of tax benefits from employee stock transactions (13 cents per share), $21 million of restructuring charges, after-tax, (12 cents per share) and a $3 million deferred tax benefit resulting from the Tax Cut and Jobs Act (1 cent per share). Net income for the six months ended June 30, 2017 included tax benefits from employee stock transactions of $29 million (16 cents per share) and a $16 million after-tax impact from restructuring charges (9 cents per share).
Growth in Efficiency and Revenue Initiative
Since the GEAR Up initiative was launched in 2016, the Corporation has consolidated 38 banking centers, implemented a new retirement program resulting in a significant reduction in retirement plan expense and reduced the number of full-time equivalent employees by over 900, including a reduction of approximately 100 in the first six months of 2018, among other initiatives. The impact of increases in short-term rates and the execution of certain GEAR Up initiatives helped lower the efficiency ratio to 53.2 percent and 54.7 percent for the three- and six-month periods ended June 30, 2018, respectively, and increase return on equity to 16.4 percent and 15.4 percent for the same periods, respectively. The Corporation anticipates cumulative benefits to pre-tax income from GEAR Up initiatives of approximately $270 million and $305 million for full-year 2018 and 2019, respectively, relative to when the initiative was announced. For further details on anticipated additional benefits, refer to page F-5 of the Corporation's 2017 Annual Report.
Total pre-tax restructuring charges for 2018 are expected to range from $47 million to $52 million with no restructuring charges anticipated beyond 2018. Cumulative restructuring charges from inception of GEAR Up through 2018 are expected to range from $185 million to $190 million. For additional information regarding restructuring charges, refer to note 13 to the consolidated financial statements.
2018 Second-Half Outlook
For the second half of 2018, management expects the following, assuming a continuation of the current economic and rate environment as well as the benefits from the GEAR Up initiative:

•	Moderate growth in average loans

◦	Growth in most lines of business with a slower pace in general Middle Market, National Dealer Services and Mortgage Banker Finance due to seasonality.

◦	Energy and Corporate Banking to remain stable.

•	Net interest income higher, reflecting recent rate increases, loan growth and three additional days.

◦	Full-year 2018 net benefit of $70 million from the first quarter 2018 rate increase and $35 million to $40 million from the second quarter 2018 rate increase.

◦	Elevated interest recoveries not expected to repeat ($11 million in second quarter 2018).

•	Provision for credit losses of $10 million to $20 million per quarter and net charge-offs to remain low.

•	Noninterest income growth trend to continue benefiting from the execution of GEAR Up initiatives to help drive growth in treasury management income, card fees and fiduciary income.

•	Noninterest expenses modestly higher (excluding restructuring charges) primarily due to additional days.
◦GEAR Up savings remain on track.

◦	Continued higher technology expenditures.

◦	Seasonal and typical inflationary pressures leading to higher occupancy and advertising expenses.

◦	Restructuring charges of $20 million to $25 million.

•	Income tax expense to be approximately 23 percent of pre-tax income, excluding any tax impact from employee stock transactions.
.

Net Interest Income
Quarterly Analysis of Net Interest Income & Rate/Volume

	Three Months Ended
	June 30, 2018			June 30, 2017
(dollar amounts in millions)	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Commercial loans	$30,966	$357	4.64%	$30,632	$283	3.71%
Real estate construction loans	3,189	41	5.12	2,910	29	4.08
Commercial mortgage loans	9,174	107	4.65	9,012	87	3.88
Lease financing	457	4	3.65	526	1	0.60
International loans	981	13	5.02	1,139	12	3.99
Residential mortgage loans	1,993	20	3.88	1,975	18	3.61
Consumer loans	2,465	26	4.35	2,529	23	3.62
Total loans	49,225	568	4.63	48,723	453	3.73

Mortgage-backed securities	9,098	52	2.25	9,336	50	2.17
Other investment securities	2,701	12	1.71	2,896	12	1.67
Total investment securities	11,799	64	2.12	12,232	62	2.05

Interest-bearing deposits with banks	3,957	18	1.82	5,263	14	1.03
Other short-term investments	133	—	0.94	92	—	0.58
Total earning assets	65,114	650	3.98	66,310	529	3.21

Cash and due from banks	1,235			1,148
Allowance for loan losses	(708)			(726)
Accrued income and other assets	4,879			4,614
Total assets	$70,520			$71,346

Money market and interest-bearing checking deposits	$22,187	26	0.47	$21,661	7	0.13
Savings deposits	2,231	—	0.04	2,142	—	0.02
Customer certificates of deposit	2,063	2	0.38	2,527	2	0.36
Foreign office time deposits	33	—	1.13	57	—	0.60
Total interest-bearing deposits	26,514	28	0.42	26,387	9	0.15

Short-term borrowings	56	—	1.74	147	—	1.12
Medium- and long-term debt	5,584	32	2.24	5,161	20	1.48
Total interest-bearing sources	32,154	60	0.74	31,695	29	0.37

Noninterest-bearing deposits	29,316			30,741
Accrued expenses and other liabilities	1,073			966
Total shareholders’ equity	7,977			7,944
Total liabilities and shareholders’ equity	$70,520			$71,346

Net interest income/rate spread		$590	3.24		$500	2.84

Impact of net noninterest-bearing sources of funds			0.38			0.19
Net interest margin (as a percentage of average earning assets)			3.62%			3.03%

Quarterly Analysis of Net Interest Income & Rate/Volume (continued)

	Three Months Ended
	June 30, 2018/June 30, 2017
(in millions)	Increase Due to Rate	Increase (Decrease) Due to Volume (a)	Net Increase
Interest Income:
Loans	$108	$7	$115
Investment securities	2	—	2
Interest-bearing deposits with banks	10	(6)	4
Total interest income	120	1	121
Interest Expense:
Interest-bearing deposits	20	(1)	19
Medium- and long-term debt	11	1	12
Total interest expense	31	—	31
Net interest income	$89	$1	$90

(a)	Rate/volume variances are allocated to variances due to volume.
Net interest income was $590 million for the three months ended June 30, 2018, an increase of $90 million compared to $500 million for the three months ended June 30, 2017. The increase in net interest income reflected the net benefit from higher rates. The impact of a $502 million increase in average loans was largely offset by a $1.3 billion decrease in interest-bearing deposits with banks, primarily Federal Reserve Bank (FRB) deposits. The net interest margin for the three months ended June 30, 2018 increased 59 basis points to 3.62 percent, from 3.03 percent for the comparable period in 2017, reflecting the net benefit from higher rates and the decrease in lower-yielding average balances deposited with the FRB.

Year-to-Date Analysis of Net Interest Income & Rate/Volume

	Six Months Ended
	June 30, 2018			June 30, 2017
(dollar amounts in millions)	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Commercial loans	$30,556	$672	4.44%	$30,166	$539	3.61%
Real estate construction loans	3,129	77	4.93	2,934	57	3.95
Commercial mortgage loans	9,195	205	4.49	8,994	170	3.81
Lease financing	461	9	3.93	548	6	2.00
International loans	989	24	4.81	1,174	23	3.88
Residential mortgage loans	2,002	38	3.78	1,969	35	3.59
Consumer loans	2,493	52	4.24	2,528	44	3.52
Total loans	48,825	1,077	4.45	48,313	874	3.65

Mortgage-backed securities	9,133	104	2.23	9,321	99	2.16
Other investment securities	2,722	24	1.71	2,894	24	1.63
Total investment securities	11,855	128	2.11	12,215	123	2.03

Interest-bearing deposits with banks	4,251	35	1.68	5,857	28	0.92
Other short-term investments	132	—	0.84	92	—	0.63
Total earning assets	65,063	1,240	3.83	66,477	1,025	3.11

Cash and due from banks	1,248			1,164
Allowance for loan losses	(713)			(733)
Accrued income and other assets	4,825			4,673
Total assets	$70,423			$71,581

Money market and interest-bearing checking deposits	$22,039	40	0.37	$22,066	14	0.13
Savings deposits	2,205	—	0.03	2,114	—	0.02
Customer certificates of deposit	2,092	4	0.36	2,621	4	0.37
Foreign office time deposits	32	—	1.13	50	—	0.55
Total interest-bearing deposits	26,368	44	0.34	26,851	18	0.14

Short-term borrowings	45	—	1.63	85	—	1.07
Medium- and long-term debt	5,390	57	2.11	5,159	37	1.39
Total interest-bearing sources	31,803	101	0.64	32,095	55	0.35

Noninterest-bearing deposits	29,591			30,601
Accrued expenses and other liabilities	1,077			980
Total shareholders’ equity	7,952			7,905
Total liabilities and shareholders’ equity	$70,423			$71,581

Net interest income/rate spread		$1,139	3.19		$970	2.76

Impact of net noninterest-bearing sources of funds			0.33			0.18
Net interest margin (as a percentage of average earning assets)			3.52%			2.94%

Year-to-Date Analysis of Net Interest Income & Rate/Volume (continued)

	Six Months Ended
	June 30, 2018/June 30, 2017
(in millions)	Increase Due to Rate	Increase (Decrease) Due to Volume (a)	Net Increase
Interest Income:
Loans	$191	$12	$203
Investment securities	5	—	5
Interest-bearing deposits with banks	21	(14)	7
Total interest income	217	(2)	215
Interest Expense:
Interest-bearing deposits	27	(1)	26
Medium- and long-term debt	21	(1)	20
Total interest expense	48	(2)	46
Net interest income	$169	$—	$169

(a)	Rate/volume variances are allocated to variances due to volume.
Net interest income was $1.1 billion for the six months ended June 30, 2018, an increase of $169 million compared to $970 million for the six months ended June 30, 2017. The increase in net interest income primarily reflected the net benefit from higher rates. The impact of a $1.6 billion decrease in interest-bearing deposits with banks, primarily FRB deposits, was mostly offset by a $512 million increase in average loans. The net interest margin for the six months ended June 30, 2018 increased 58 basis points to 3.52 percent, from 2.94 percent for the comparable period in 2017, reflecting the net benefit from higher rates and the decrease in lower-yielding average balances deposited with the FRB.
For further discussion of the effects of market rates on net interest income, refer to the "Market and Liquidity Risk" section of this financial review.
Provision for Credit Losses
The provision for credit losses was a benefit of $29 million and $17 million for the three- and six-month periods ended June 30, 2018, respectively, compared to a provision expense of $17 million and $33 million for the three- and six-month periods ended June 30, 2017, respectively. The provision for credit losses includes both the provision for loan losses and the provision for credit losses on lending-related commitments. The provision for loan losses is recorded to maintain the allowance for loan losses at the level deemed appropriate by the Corporation to cover probable credit losses inherent in the portfolio.
The provision for loan losses decreased $38 million from a provision expense of $15 million for the three months ended June 30, 2017 to a benefit of $23 million for the three months ended June 30, 2018. The decrease in the provision primarily reflected improved credit quality in most lines of business with the largest decreases in general Middle Market and Small Business. Gross charge-offs decreased $19 million to $20 million, and recoveries increased $2 million to $23 million, resulting in net loan recoveries of $3 million for the three months ended June 30, 2018 compared to net loan charge-offs of $18 million for the three months ended June 30, 2017. The decrease in net charge-offs was driven by decreases in general Middle Market and Small Business. The provision for loan losses decreased $35 million from a provision expense of $26 million for the six months ended June 30, 2017 to a benefit of $9 million for the six months ended June 30, 2018. The decrease in the provision primarily reflected improved credit quality in Technology and Life Sciences as well as Small Business. Gross charge-offs decreased $26 million to $57 million, and recoveries were unchanged at $32 million, resulting in net loan charge-offs of $25 million for the six months ended June 30, 2018, compared to net loan charge-offs of $51 million for the six months ended June 30, 2017. The decrease in net charge-offs was driven by decreases in Technology and Life Sciences, Energy, Small Business and Corporate Banking, partially offset by an increase in general Middle Market.
The provision for credit losses on lending-related commitments is recorded to maintain the allowance for credit losses on lending-related commitments at the level deemed appropriate by the Corporation to cover probable credit losses inherent in lending-related commitments. The provision for credit losses on lending-related commitments decreased $8 million from a provision expense of $2 million for the three months ended June 30, 2017 to a benefit of $6 million for the three months ended June 30, 2018. The provision for credit losses on lending-related commitments decreased $15 million from a provision expense of $7 million for the six months ended June 30, 2017 to a benefit of $8 million for the six months ended June 30, 2018. The decrease in the provision reflected decreases in commercial commitments, primarily in Energy. There were no lending-related commitment charge-offs for the three- and six-month periods ended June 30, 2018 and 2017.
An analysis of the allowance for credit losses and nonperforming assets is presented under the "Credit Risk" subheading in the "Risk Management" section of this financial review.

Presentation Changes
Noninterest income and noninterest expenses for the three- and six-month periods ended June 30, 2018 reflect certain presentation changes resulting from the adoption of Accounting Standards Codification Topic 606, "Revenue from Contracts with Customers," (Topic 606), effective January 1, 2018. These changes primarily impacted card fees and service charges on deposit accounts in noninterest income, fully offset by the impact to outside processing fee expense in noninterest expenses. See note 1 to the consolidated financial statements for further details on the adoption of Topic 606. The table below summarizes the proforma effects to the three- and six-month periods ended June 30, 2017.

	Reported Amounts	Proforma Effects	Proforma Amounts (a)
(in millions)
Three Months Ended June 30, 2017
Card fees	$80	$(26)	$54
Service charges on deposit accounts	57	(2)	55
Total noninterest income	276	(28)	248

Outside processing fee expense	88	(28)	60
Total noninterest expenses	457	(28)	429

Six Months Ended June 30, 2017
Card fees	$157	$(51)	$106
Service charges on deposit accounts	115	(3)	112
Total noninterest income	547	(54)	493

Outside processing fee expense	175	(54)	121
Total noninterest expenses	914	(54)	860
(a) The Corporation believes proforma noninterest income and noninterest expenses (each a non-GAAP measure) provides a greater understanding of ongoing operations and enhances comparability of results with prior periods.
Noninterest Income

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2018	2017	2018	2017
Card fees	$60	$80	$119	$157
Service charges on deposit accounts	53	57	107	115
Fiduciary income	52	51	104	100
Commercial lending fees	23	22	41	42
Letter of credit fees	11	11	21	23
Bank-owned life insurance	9	9	18	19
Foreign exchange income	12	11	24	22
Brokerage fees	6	6	13	11
Net securities gains	—	—	1	—
Other noninterest income	22	29	44	58
Total noninterest income	$248	$276	$492	$547
Noninterest income decreased $28 million to $248 million for the three months ended June 30, 2018, compared to $276 million for the same period in 2017. Excluding the $28 million proforma effect of Topic 606 to the three months ended June 30, 2017, noninterest income was unchanged at $248 million. Increases of $6 million in card fees (proforma) and $1 million in fiduciary income were offset by decreases of $3 million in warrant income and $2 million each in service charges on deposit accounts (proforma) and customer derivative income. Noninterest income decreased $55 million to $492 million for the six months ended June 30, 2018, compared to $547 million for the same period in the prior year. Excluding the $54 million proforma effect of Topic 606 to the six months ended June 30, 2017, noninterest income decreased $1 million, primarily reflecting decreases of $4 million each in service charges on deposit accounts (proforma) and customer derivative income, $3 million each in warrant income and deferred compensation asset returns as well as smaller decreases in various other categories, mostly offset by increases of $13 million in card fees (proforma) and $4 million in fiduciary income.

The following table illustrates certain categories included in other noninterest income on the Consolidated Statements of Comprehensive Income.

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2018	2017	2018	2017
Customer derivative income	$6	$8	$10	$14
Investment banking fees	1	1	4	5
Deferred compensation asset returns (a)	1	2	2	5
Income from principal investing and warrants	1	4	1	4
All other noninterest income	13	14	27	30
Other noninterest income	$22	$29	$44	$58

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

Noninterest Expenses

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2018	2017	2018	2017
Salaries and benefits expense	$250	$231	$505	$476
Outside processing fee expense	64	88	125	175
Net occupancy expense	37	38	75	76
Equipment expense	11	11	22	22
Restructuring charges	11	14	27	25
Software expense	32	31	63	60
FDIC insurance expense	12	12	25	25
Advertising expense	8	7	14	11
Litigation-related expense	—	—	—	(2)
Other noninterest expenses	23	25	38	46
Total noninterest expenses	$448	$457	$894	$914

Noninterest expenses decreased $9 million to $448 million for the three months ended June 30, 2018, compared to $457 million for the same period in 2017. Excluding the $28 million proforma effect of Topic 606 to the three months ended June 30, 2017, noninterest expenses increased $19 million, primarily reflecting increases of $19 million in salaries and benefits expense and $4 million in outside processing fee expense (proforma), partially offset by a $3 million decrease in restructuring charges. The increase in salaries and benefits expense primarily reflected higher share-based and incentive compensation tied to financial performance as well as merit increases.
Noninterest expenses decreased $20 million to $894 million for the six months ended June 30, 2018, compared to $914 million for the same period in 2017. Excluding the $54 million proforma effect of Topic 606 to the six months ended June 30, 2017, noninterest expenses increased $34 million, reflecting increases of $29 million in salaries and benefits expense, $4 million in outside processing fee expense (proforma), $3 million each in software and advertising expense and smaller increases in various other categories, partially offset by a $5 million business tax refund included in other noninterest expenses in the six months ended June 30, 2018. The increase in salaries and benefits expense was primarily due to the same reasons as discussed above.
For further information about restructuring charges associated with the GEAR Up initiative, see note 13 to the consolidated financial statements.
Provision for Income Taxes
The provision for income taxes decreased $6 million to $93 million for the three months ended June 30, 2018, compared to $99 million for the same period in 2017, and decreased $18 million to $147 million for the six months ended June 30, 2018, compared to $165 million for the same period in 2017. The decreases were primarily due to the decrease in the statutory tax rate in 2018 resulting from the Tax Cuts and Jobs Act, partially offset by higher pre-tax income and lower tax benefits from employee stock transactions. Income tax benefits from employee stock transactions were $3 million and $22 million for the three- and six-month periods ended June 30, 2018, respectively, compared to $5 million and $29 million for the same periods in 2017.
STRATEGIC LINES OF BUSINESS
The Corporation has strategically aligned its operations into three major business segments: the Business Bank, the Retail Bank and Wealth Management. These business segments are differentiated based on the type of customer and the related products and services provided. In addition to the three major business segments, the Finance division is also reported as a segment. The

Other category includes items not directly associated with these business segments or the Finance segment. The performance of the business segments is not comparable with the Corporation's consolidated results and is not necessarily comparable with similar information for any other financial institution. Additionally, because of the interrelationships of the various segments, the information presented is not indicative of how the segments would perform if they operated as independent entities. Market segment results are also provided for the Corporation's three primary geographic markets: Michigan, California and Texas. In addition to the three primary geographic markets, Other Markets is also reported as a market segment. Note 14 to the consolidated financial statements describes the business activities of each business segment and presents financial results of these business and market segments for the three- and six-month periods ended June 30, 2018 and 2017.
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
Net interest income for each segment reflects the interest income generated by earning assets less interest expense on interest-bearing liabilities plus the net impact from associated internal funds transfer pricing (FTP). The FTP methodology allocates each business segment credits for deposits and other funds provided and charges each business segment for loans and other assets being funded. FTP crediting rates for deposits and other funds provided reflect the long-term value of deposits and other funding sources, based on their implied maturities. FTP charge rates for funding loans and other assets reflect a matched cost of funds based on the pricing and duration characteristics of the assets. Therefore, net interest income for each segment primarily reflects the volume and associated FTP impacts of loan and deposit levels. FTP crediting rates on deposits were higher in the six months ended June 30, 2018 than in the same period in the prior year, and as a result, net interest income for deposit-providing business segments has been positively impacted during the current year. As overall market rates increased, FTP charges for funding loans increased for asset-generating business segments in the six months ended June 30, 2018, compared to the same period in the prior year.
The following sections present a summary of the performance of each of the Corporation's business and market segments for the six months ended June 30, 2018 compared to the same period in the prior year. The proforma effect of Topic 606 to the six months ended June 30, 2017, reducing both noninterest income and noninterest expenses by $54 million, primarily impacted the Business Bank and Other Markets segments.
Business Segments
The following table presents net income (loss) by business segment.

	Six Months Ended June 30,
(dollar amounts in millions)	2018		2017
Business Bank	$432	80%	$357	83%
Retail Bank	52	10	27	6
Wealth Management	55	10	46	11
	539	100%	430	100%
Finance	45		(56)
Other (a)	23		31
Total	$607		$405

(a)
Included tax benefits from employee stock transactions of $22 million and $29 million for the six months ended June 30, 2018 and 2017, respectively, and items not directly associated with the three major business segments or the Finance Division.

The Business Bank's net income increased $75 million to $432 million. Average loans increased $684 million and average deposits decreased $2.3 billion. Net interest income increased $3 million to $671 million. An increase in loan income of $173 million was mostly offset by a $12 million increase in deposit costs and a $159 million increase in allocated net FTP charges. The FTP allocation reflected an increase in funding charges as well as increases in crediting rates on deposits as a result of higher short-term rates.  The decline in deposit balances resulted in a decrease in FTP deposit credits. The provision for credit losses decreased $29 million to a benefit of $7 million, primarily reflecting decreases in Technology and Life Sciences and Corporate Banking, partially offset by an increase in Commercial Real Estate. Net credit-related charge-offs decreased $22 million to $18 million, primarily reflected decreases in Technology and Life Sciences and Energy. Excluding the $48 million proforma effect to the prior year of Topic 606, noninterest income decreased $1 million, and noninterest expenses increased $21 million. Noninterest income was primarily impacted by decreases of $7 million in customer derivative income, $3 million in letter of credit fees and smaller decreases in several other categories of noninterest income, partially offset by a $12 million increase in card fees (proforma). The increase in noninterest expenses primarily reflected increases of $6 million in outside processing fee expense (proforma), $5 million in corporate overhead and $3 million in salaries and benefits expense and smaller increases in other categories of noninterest income.

The Retail Bank's net income increased $25 million to $52 million. Average deposits increased $246 million. Net interest income increased $12 million to $334 million. An increase in loan income of $19 million was partially offset by a $5 million increase in deposit costs and a $2 million increase in allocated net FTP charges. The FTP allocation reflected an increase in funding charges as well as increases in crediting rates on deposits as a result of higher short-term rates. Higher deposit balances resulted in an increase in FTP deposit credits. The provision for credit losses decreased $22 million to a benefit of $5 million, primarily reflecting a decrease in Small Business. Net credit-related charge-offs decreased $6 million to $8 million, due to a decrease in Small Business. Excluding the $6 million proforma effect to the prior year of Topic 606, noninterest income decreased $6 million and noninterest expenses increased $2 million. Noninterest income was primarily impacted by decreases of $3 million in service charges on deposit accounts (proforma), $3 million in revenue related to a retirement savings program being wound down and smaller decreases in other categories of noninterest income, partially offset by a $3 million increase in card fees (proforma). Noninterest expenses was primarily impacted by increases of $6 million in salaries and benefits expense and $4 million in corporate overhead, partially offset by a decrease of $4 million in outside processing fee expense (proforma), $3 million of which was due to the wind-down of a retirement savings program, and smaller decreases in other categories of noninterest expenses.
Wealth Management's net income increased $9 million to $55 million. Net interest income decreased $2 million to $81 million. The provision for credit losses was unchanged at a benefit of $3 million. Net credit-related recoveries decreased $2 million to $1 million. Noninterest income increased $7 million to $135 million, primarily reflecting a $5 million increase in fiduciary income. Noninterest expenses increased $6 million to $147 million, primarily reflecting increases of $4 million in salaries and benefits expense and $3 million in corporate overhead, partially offset by smaller decreases in other categories of noninterest expenses.
Net income in the Finance segment was $45 million compared to a net loss of $56 million. Net interest income increased $147 million to $27 million, primarily reflecting a increase in net FTP revenue as a result of higher rates charged to the business segments under the Corporation's internal FTP methodology.
Market Segments
The following table presents net income (loss) by market segment.

	Six Months Ended June 30,
(dollar amounts in millions)	2018		2017
Michigan	$122	23%	$135	31%
California	182	33	120	28
Texas	101	19	80	19
Other Markets	134	25	95	22
	539	100%	430	100%
Finance & Other (a)	68		(25)
Total	$607		$405

(a)
Included tax benefits from employee stock transactions of $22 million and $29 million for the six months ended June 30, 2018 and 2017, respectively, and items not directly associated with the three major business segments or the Finance Division.

The Michigan market's net income decreased $13 million to $122 million. Average deposits decreased $859 million. Net interest income decreased $1 million to $336 million. An increase in loan income of $52 million was offset by a $7 million increase in deposit costs and a $45 million increase in allocated net FTP charges. The FTP allocation reflected an increase in funding charges as well as increases in crediting rates on deposits as a result of higher short-term rates. The decline in deposit balances resulted in a decrease in FTP deposit credits. The provision for credit losses increased $38 million to $34 million from a benefit of $4 million, primarily reflecting an increase in general Middle Market. Net credit-related recoveries decreased $3 million to net recoveries of $1 million. Excluding the $6 million proforma effect to the prior year of Topic 606, noninterest income decreased $12 million and noninterest expense decreased $1 million. The decrease in noninterest income primarily reflected decreases of $5 million in fiduciary income and $4 million in service charges on deposit accounts (proforma) and smaller decreases in other categories of noninterest income. Noninterest expenses were primarily impacted by small decreases in several categories of noninterest expenses, offset by increases of $4 million each in corporate overhead and salaries and benefit expenses.
The California market's net income increased $62 million to $182 million. Average loans increased $453 million and average deposits decreased $429 million. Net interest income increased $14 million to $363 million. An increase in loan income of $81 million was partially offset by a $7 million increase in deposit costs and a $61 million increase in allocated net FTP charges. The FTP allocation reflected an increase in funding charges as well as increases in crediting rates on deposits as a result of higher short-term rates. The decline in deposit balances resulted in a decrease in FTP deposit credits. The provision for credit losses decreased $56 million to a benefit of $11 million from a $45 million provision, primarily due to decreases in Technology and Life Sciences, general Middle Market and Corporate Banking. Net credit-related charge-offs decreased $5 million to $13 million, primarily reflecting decreases in Technology and Life Sciences and Corporate Banking, partially offset by an increase in general Middle Market. Excluding the $3 million proforma effect to the prior year of Topic 606, noninterest income decreased $2 million and noninterest expense increased $20 million. Noninterest incom

e was primarily impacted by decreases of $2 million in customer derivative income. The increase in noninterest expenses primarily reflected increases of $5 million in corporate overhead expense, $3 million in salaries and benefits expense and increases in several other categories of noninterest expenses.
The Texas market's net income increased $21 million to $101 million. Average loans decreased $216 million and average deposits decreased $794 million. Net interest income was unchanged at $226 million. An increase in loan income of $39 million was mostly offset by a $38 million increase in allocated net FTP charges. The FTP allocation reflected an increase in funding charges as well as increases in crediting rates on deposits as a result of higher short-term rates. The decline in deposit balances resulted in a decrease in FTP deposit credits. The provision for credit losses decreased $4 million to a benefit of $28 million, reflecting a decrease in Small Business and smaller decreases in most other areas, partially offset by an increase in Corporate Banking. Net credit-related charge-offs decreased $19 million to $8 million, primarily reflecting decreases in general Middle Market and Energy. Excluding the $3 million proforma effect to the prior year of Topic 606, noninterest income and noninterest expenses both decreased $1 million.
Other Markets' net income increased $39 million to $134 million. Average loans increased $302 million and average deposits decreased $140 million. Net interest income was unchanged at $161 million. An increase in loan income of $33 million was offset by a $4 million increase in deposit costs and a $29 million increase in allocated net FTP charges. The FTP allocation reflected an increase in funding charges as well as increases in crediting rates on deposits as a result of higher short-term rates. The decline in deposit balances resulted in a decrease in FTP deposit credits. The provision for credit losses decreased $29 million to a benefit of $10 million from a $19 million provision expense, primarily reflecting decreases in Small Business and Corporate Banking. Net credit-related charge-offs decreased $5 million to $5 million, primarily reflecting a decrease in Small Business. Excluding the $41 million proforma effect to the prior year of Topic 606, noninterest income increased $14 million and noninterest expenses increased $10 million. Noninterest income was primarily impacted by increases of $9 million each in card fees (proforma) and fiduciary income, partially offset by a $3 million decrease in customer derivative income. The increase in noninterest expenses primarily reflected increases of $6 million in salaries and benefits expense and smaller increases in several other categories of noninterest expenses.
Net income in the Finance & Other category of $68 million increased $93 million compared to a net loss of $25 million, primarily reflecting an increase in FTP revenue as a result of higher rates charged to the market segments under the Corporation's internal FTP methodology, partially offset by a $7 million decrease in tax benefits from employee stock transactions.
The following table lists the Corporation's banking centers by geographic market segment.

	June 30,
	2018	2017
Michigan	194	195
Texas	122	122
California	97	97
Other Markets:
Arizona	17	17
Florida	7	7
Canada	1	1
Total	438	439
FINANCIAL CONDITION
Total assets increased $420 million to $72.0 billion at June 30, 2018 compared to $71.6 billion at December 31, 2017, driven by a $619 million increase in total loans, partially offset by a $289 million decrease in investment securities. On an average basis, total assets decreased $878 million to $70.5 billion in the second quarter 2018, compared to $71.4 billion in the fourth quarter 2017, resulting primarily from decreases of $1.0 billion in average interest-bearing deposits with banks and $356 million in average investment securities, partially offset by a $292 million increase in average total loans.
The following tables provide information about the change in the Corporation's average loan portfolio in the second quarter 2018, compared to the fourth quarter 2017, by loan type and geographic market.

	Three Months Ended			Percent Change
(dollar amounts in millions)	June 30, 2018	December 31, 2017	Change
Average Loans:
Commercial loans	$30,966	$30,719	$247	1%
Real estate construction loans	3,189	3,031	158	5
Commercial mortgage loans	9,174	9,054	120	1
Lease financing	457	470	(13)	(3)
International loans	981	1,122	(141)	(13)
Residential mortgage loans	1,993	2,014	(21)	(1)
Consumer loans	2,465	2,523	(58)	(2)
Total loans	$49,225	$48,933	$292	1%
Average Loans By Geographic Market:
Michigan	$12,641	$12,798	$(157)	(1)%
California	18,435	18,236	199	1
Texas	9,862	9,795	67	1
Other Markets	8,287	8,104	183	2
Total loans	$49,225	$48,933	$292	1%
The increase in average commercial loans was largely attributed to increases in Technology and Life Sciences and general Middle Market, partially offset by a decrease in Corporate Banking.
Total liabilities increased $304 million to $63.9 billion at June 30, 2018 compared to $63.6 billion at December 31, 2017, primarily reflecting a $961 million increase in medium- and long-term debt, partially offset by a $693 million decrease in total deposits. The increase in medium- and long-term debt primarily reflected a $1.0 billion increase in FHLB advances. The decrease in total deposits primarily reflected a $1.8 billion decrease in noninterest-bearing deposits, partially offset by a $1.1 billion increase in interest-bearing deposits. On an average basis, total liabilities decreased $868 million in the second quarter 2018, compared to the fourth quarter 2017, primarily due to a $1.8 billion decrease in total deposits, partially offset by a $953 million increase in medium- and long-term debt. The decrease in average total deposits primarily reflected decreases in general Middle Market (driven by seasonality in Municipalities), Commercial Real Estate and Corporate Banking.
Capital
Total shareholders' equity increased $116 million to $8.1 billion at June 30, 2018, compared to $8.0 billion at December 31, 2017. The following table presents a summary of changes in total shareholders' equity in the six months ended June 30, 2018.

(in millions)
Balance at January 1, 2018		$7,963
Cumulative effect of change in accounting principles		15
Net income		607
Cash dividends declared on common stock		(110)
Purchase of common stock		(328)
Other comprehensive loss:
Investment securities	$(151)
Defined benefit and other postretirement plans	12
Total other comprehensive loss		(139)
Issuance of common stock under employee stock plans		37
Share-based compensation		34
Balance at June 30, 2018		$8,079
On June 21, 2018, the Federal Reserve announced that bank holding companies with less than $100 billion in total assets are no longer subject to supervisory stress testing, including both the Dodd-Frank Act stress tests and Comprehensive Capital Analysis and Review. As such, at its meeting on July 24, 2018, the Board of Directors of the Corporation (the Board) approved capital actions aimed at increasing shareholder returns while continuing to appropriately manage its capital base as well as support growth and investment in its business. The Board approved a 26-cent increase in the quarterly dividend to $0.60 per share, effective for the dividend payable October 1, 2018, as well as the repurchase of $500 million of outstanding common stock during third quarter 2018. The timing and ultimate amount of future distributions will be subject to various factors including financial performance, capital position and market conditions.

Also on July 24, 2018, the Board announced the authorization to repurchase of up to an additional 10 million shares of Comerica Incorporated outstanding common stock, in addition to the 6.2 million shares and 800 thousand warrants remaining at June 30, 2018 under the Board's prior authorizations for the equity repurchase program initially approved in November 2010. Including the July 24, 2018 authorization, a total of 65.2 million shares and 14.1 million warrants (12.1 million share-equivalents) have been authorized for repurchase under the equity repurchase program since its inception in 2010. There is no expiration date for the Corporation's equity repurchase program. In the second quarter 2018, the Corporation's repurchases under the equity repurchase program totaled $169 million.
The following table summarizes the Corporation's repurchase activity during the six months ended June 30, 2018.

(shares in thousands)	Total Number of Shares and Warrants Purchased as Part of Publicly Announced Repurchase Plans or Programs (a)	Remaining Repurchase Authorization (b)	Total Number of Shares and Warrants Purchased (c)	Average Price Paid Per Share
Total first quarter 2018	1,565	8,714	1,674	$95.16
April 2018	803	7,911	805	96.06
May 2018	899	7,011	899	96.59
June 2018	53	6,952	55	95.87
Total second quarter 2018	1,755	6,952	1,759	96.32
Total 2018 year-to-date	3,320	6,952	3,433	$95.75

(a)
The Corporation made no repurchases of warrants under the repurchase program during the six months ended June 30, 2018. Upon exercise of a warrant, the number of shares with a value equal to the aggregate exercise price is withheld from an exercising warrant holder as payment (known as a "net exercise provision"). During the six months ended June 30, 2018, Comerica withheld the equivalent of approximately 34,000 shares to cover an aggregate $1 million in exercise price and issued approximately 81,000 shares to the exercising warrant holders. Shares withheld in connection with the net exercise provision are not included in the total number of shares or warrants purchased in the above table.

(b)	Maximum number of shares and warrants that may yet be purchased under the publicly announced plans or programs.

(c)
Includes approximately 113,000 shares purchased pursuant to deferred compensation plans and shares purchased from employees to pay for taxes related to restricted stock vesting under the terms of an employee share-based compensation plan during the six months ended June 30, 2018. These transactions are not considered part of the Corporation's repurchase program.

On July 6, 2018, the Board of Governors of the Federal Reserve System issued a statement announcing that, consistent with the recently enacted Economic Growth, Regulatory Relief and Consumer Protection Act (EGRRCPA), bank holding companies with less than $100 billion in total assets are no longer subject to certain regulations and reporting requirements, such as Dodd-Frank Act stress testing, CCAR and the Liquidity Coverage Ratio, effective immediately. The Corporation is in the process of evaluating the full benefits of these changes.
In November 2017, U.S. banking regulators issued a final rule that suspended the full transition for certain deductions and adjustments to regulatory capital calculations effective January 1, 2018 to remain at current levels and issued a notice of proposed rulemaking (NPR) intended to simplify certain aspects of the Basel III regulatory capital framework. The Corporation does not expect the proposed rule to have a significant impact on its capital ratios.
The following table presents the minimum ratios required to be considered "adequately capitalized".

Common equity tier 1 capital to risk-weighted assets	4.500%
Tier 1 capital to risk-weighted assets	6.000
Total capital to risk-weighted assets	8.000
Capital conservation buffer (a)	1.875
Tier 1 capital to adjusted average assets (leverage ratio)	4.000

(a)
In addition to the minimum risk-based capital requirements, the Corporation is required to maintain a minimum capital conservation buffer, in the form of common equity, in order to avoid restrictions on capital distributions and discretionary bonuses. The required amount of the capital conservation buffer is being phased in and ultimately increases to 2.5% on January 1, 2019. The capital conservation buffer indicated above is as of June 30, 2018.

The Corporation's capital ratios exceeded minimum regulatory requirements as follows:

	June 30, 2018		December 31, 2017
(dollar amounts in millions)	Capital/Assets	Ratio	Capital/Assets	Ratio
Common equity tier 1 and tier 1 risk based (a)	$8,026	11.90%	$7,773	11.68%
Total risk-based (a)	9,422	13.96	9,211	13.84
Leverage (a)	8,026	11.35	7,773	10.89
Common equity	8,079	11.22	7,963	11.13
Tangible common equity (b)	7,437	10.42	7,320	10.32
Risk-weighted assets (a)	67,468		66,575

(a)
June 30, 2018 capital, risk-weighted assets and ratios are estimated and do not reflect guidance related to high volatility commercial real estate loans as indicated in the recent interagency statement regarding the impact of the EGRRCPA.

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
The allowance for loan losses was $677 million at June 30, 2018, compared to $712 million at December 31, 2017, a $35 million, or 5 percent, decrease. As a percentage of total loans, the allowance for loan losses was 1.36 percent at June 30, 2018, compared to 1.45 percent at December 31, 2017. The decrease in the allowance for loan losses reflected continued improvement in credit quality of the portfolio, including a $466 million decline in criticized loans and low net loan charge-offs.
The allowance for credit losses on lending-related commitments includes specific allowances, based on individual evaluations of certain letters of credit in a manner consistent with business loans, and allowances based on the pool of the remaining letters of credit and all unused commitments to extend credit within each internal risk rating. The allowance for credit losses on lending-related commitments was $34 million and $42 million at June 30, 2018 and December 31, 2017, respectively. The decrease in the allowance reflected decreases in commercial commitments, primarily related to Energy.
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
The following table presents a summary of nonperforming assets and past due loans.

(dollar amounts in millions)	June 30, 2018	December 31, 2017
Nonaccrual loans:
Business loans:
Commercial	$171	$309
Commercial mortgage	29	31
Lease financing	2	4
International	4	6
Total nonaccrual business loans	206	350
Retail loans:
Residential mortgage	29	31
Consumer:
Home equity	19	21
Total nonaccrual retail loans	48	52
Total nonaccrual loans	254	402
Reduced-rate loans	8	8
Total nonperforming loans	262	410
Foreclosed property	2	5
Total nonperforming assets	$264	$415
Nonperforming loans as a percentage of total loans	0.53%	0.83%
Nonperforming assets as a percentage of total loans and foreclosed property	0.53	0.84
Ratio of allowance for loan losses to total nonperforming loans	2.6x	1.7x
Loans past due 90 days or more and still accruing	$20	$35
Loans past due 90 days or more and still accruing as a percentage of total loans	0.04%	0.07%
Nonperforming assets decreased $151 million to $264 million at June 30, 2018 from $415 million at December 31, 2017. The decrease in nonperforming assets primarily reflected a decrease of $138 million in nonaccrual commercial loans, with the largest decreases in Corporate Banking, Energy and Commercial Real Estate.
The following table presents a summary of TDRs at June 30, 2018 and December 31, 2017.

(in millions)	June 30, 2018	December 31, 2017
Nonperforming TDRs:
Nonaccrual TDRs	$120	$182
Reduced-rate TDRs	8	8
Total nonperforming TDRs	128	190
Performing TDRs (a)	133	123
Total TDRs	$261	$313

(a)	TDRs that do not include a reduction in the original contractual interest rate which are performing in accordance with their modified terms.
At June 30, 2018, nonaccrual TDRs and performing TDRs included $57 million and $70 million of Energy loans, respectively, compared to $82 million and $43 million, respectively, at December 31, 2017.
The following table presents a summary of changes in nonaccrual loans.

	Three Months Ended
(in millions)	June 30, 2018	March 31, 2018	December 31, 2017
Balance at beginning of period	$326	$402	$444
Loans transferred to nonaccrual (a)	49	71	73
Nonaccrual loan gross charge-offs	(20)	(37)	(29)
Loans transferred to accrual status (a)	—	(3)	—
Nonaccrual loans sold	(15)	(10)	(22)
Payments/other (b)	(86)	(97)	(64)
Balance at end of period	$254	$326	$402

(a)	Based on an analysis of nonaccrual loans with book balances greater than $2 million.

(b)
Includes net changes related to nonaccrual loans with balances less than $2 million, payments on nonaccrual loans with book balances greater than $2 million and transfers of nonaccrual loans to foreclosed property.

There were ten borrowers with balances greater than $2 million, totaling $49 million, transferred to nonaccrual status in the second quarter 2018, compared to five borrowers, totaling $71 million, in the first quarter 2018.

The following table presents the composition of nonaccrual loans by balance and the related number of borrowers at June 30, 2018 and December 31, 2017.

	June 30, 2018		December 31, 2017
(dollar amounts in millions)	Number of Borrowers	Balance	Number of Borrowers	Balance
Under $2 million	886	$85	939	$85
$2 million - $5 million	13	35	16	47
$5 million - $10 million	11	80	12	93
$10 million - $25 million	4	54	8	130
Greater than $25 million	—	—	1	47
Total	914	$254	976	$402
The following table presents a summary of nonaccrual loans at June 30, 2018 and loans transferred to nonaccrual and net loan charge-offs for the three months ended June 30, 2018, based primarily on North American Industry Classification System (NAICS) categories.

	June 30, 2018		Three Months Ended June 30, 2018
(dollar amounts in millions)	Nonaccrual Loans		Loans Transferred to Nonaccrual (a)		Net Loan Charge-Offs (Recoveries)
Industry Category
Mining, Quarrying and Oil & Gas Extraction	$60	23%	$6	12%	$4
Manufacturing	53	21	19	39	(10)
Residential Mortgage	29	11	—	—	—
Real Estate & Home Builders	17	7	—	—	(1)
Services	15	6	—	—	(1)
Wholesale Trade	15	6	19	39	5
Contractors	14	6	—	—	—
Health Care & Social Assistance	4	2	—	—	(3)
Information & Communication	1	—	5	10	2
Utilities	—	—	—	—	1
Other (b)	46	18	—	—	—
Total	$254	100%	$49	100%	$(3)

(a)	Based on an analysis of nonaccrual loans with book balances greater than $2 million.

(b)	Consumer, excluding residential mortgage and certain personal purpose nonaccrual loans and net charge-offs, are included in the Other category.
Loans past due 90 days or more and still accruing interest generally represent loans that are well collateralized and in the process of collection. Loans past due 90 days or more were $20 million at June 30, 2018 compared to $35 million at December 31, 2017. Loans past due 30-89 days decreased $150 million to $152 million at June 30, 2018, compared to $302 million at December 31, 2017. An aging analysis of loans included in note 4 to the consolidated financial statements provides further information about the balances comprising past due loans.
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

(dollar amounts in millions)	June 30, 2018	March 31, 2018	December 31, 2017
Total criticized loans	$1,765	$2,120	$2,231
As a percentage of total loans	3.5%	4.3%	4.5%
The $466 million decrease in criticized loans in the six months ended June 30, 2018 included decreases of $189 million in Energy, $84 million in Technology and Life Sciences and $62 million in general Middle Market.

The following table presents a summary of changes in foreclosed property.

	Three Months Ended
(in millions)	June 30, 2018	March 31, 2018	December 31, 2017
Balance at beginning of period	$5	$5	6
Acquired in foreclosure	1	1	2
Foreclosed property sold (a)	(4)	(1)	(3)
Balance at end of period	$2	$5	5
(a) Net gain on foreclosed property sold	$1	$—	1
Commercial Real Estate Lending
The following table summarizes the Corporation's commercial real estate loan portfolio by loan category.

(in millions)	June 30, 2018	December 31, 2017
Real estate construction loans:
Commercial Real Estate business line (a)	$2,888	$2,630
Other business lines (b)	369	331
Total real estate construction loans	$3,257	$2,961
Commercial mortgage loans:
Commercial Real Estate business line (a)	$1,747	$1,831
Other business lines (b)	7,377	7,328
Total commercial mortgage loans	$9,124	$9,159

(a)	Primarily loans to real estate developers.

(b)	Primarily loans secured by owner-occupied real estate.
The Corporation limits risk inherent in its commercial real estate lending activities by monitoring borrowers directly involved in the commercial real estate markets and adhering to conservative policies on loan-to-value ratios for such loans. Commercial real estate loans, consisting of real estate construction and commercial mortgage loans, totaled $12.4 billion at June 30, 2018, of which $4.6 billion, or 37 percent, were to borrowers in the Commercial Real Estate business line, which includes loans to real estate developers, an increase of $174 million compared to December 31, 2017. The remaining $7.8 billion, or 63 percent, of commercial real estate loans in other business lines consisted primarily of owner-occupied commercial mortgages, which bear credit characteristics similar to non-commercial real estate business loans.
The real estate construction loan portfolio primarily contains loans made to long-tenured customers with satisfactory completion experience. Credit quality in the real estate construction loan portfolio was strong, with criticized loans of $27 million and $4 million at June 30, 2018 and December 31, 2017, respectively, and no real estate construction loan charge-offs in either of the six-month periods ended June 30, 2018 and 2017.
Loans in the commercial mortgage portfolio generally mature within three to five years. Commercial mortgage loans in the Commercial Real Estate business line on nonaccrual status totaled $9 million at both June 30, 2018 and December 31, 2017, respectively. In other business lines, $20 million and $22 million of commercial mortgage loans were on nonaccrual status at June 30, 2018 and December 31, 2017, respectively. There were no commercial mortgage loan net charge-offs for the six months ended June 30, 2018 and net recoveries of $3 million for the same period of 2017.
Residential Real Estate Lending
The following table summarizes the Corporation's residential mortgage and home equity loan portfolios by geographic market.

	June 30, 2018				December 31, 2017
(dollar amounts in millions)	Residential Mortgage Loans	% of Total	Home Equity Loans	% of Total	Residential Mortgage Loans	% of Total	Home Equity Loans	% of Total
Geographic market:
Michigan	$393	20%	$660	38%	$387	19%	$705	39%
California	981	50	679	40	1,023	52	718	40
Texas	305	16	335	19	297	15	335	18
Other Markets	275	14	57	3	281	14	58	3
Total	$1,954	100%	$1,731	100%	$1,988	100%	$1,816	100%
Residential real estate loans, which consist of traditional residential mortgages and home equity loans and lines of credit, totaled $3.7 billion at June 30, 2018. The residential real estate portfolio is principally located within the Corporation's primary geographic markets. Substantially all residential real estate loans past due 90 days or more are placed on nonaccrual status, and substantially all junior lien home equity loans that are current or less than 90 days past due are placed on nonaccrual status if full collection of the senior position is in doubt. At no later than 180 days past due, such loans are charged off to current appraised values less costs to sell.
Residential mortgages totaled $2.0 billion at June 30, 2018 and were primarily larger, variable-rate mortgages originated and retained for certain private banking relationship customers. Of the $2.0 billion of residential mortgage loans outstanding, $29 million were on nonaccrual status at June 30, 2018. The home equity portfolio totaled $1.7 billion at June 30, 2018, of which $1.6 billion was outstanding under primarily variable-rate, interest-only home equity lines of credit, $132 million were on amortizing status and $40 million were closed-end home equity loans. Of the $1.7 billion of home equity loans outstanding, $19 million were on nonaccrual status at June 30, 2018. A majority of the home equity portfolio was secured by junior liens at June 30, 2018.
Energy Lending
The Corporation has a portfolio of Energy loans that is included primarily in commercial loans in the Consolidated Balance Sheets. Customers in the Corporation's Energy line of business (approximately 160 relationships) are engaged in three segments of the oil and gas business: exploration and production (E&P), midstream and energy services. E&P generally includes such activities as searching for potential oil and gas fields, drilling exploratory wells and operating active wells. Commitments to E&P borrowers are generally subject to semi-annual borrowing base re-determinations based on a variety of factors including updated pricing (reflecting market and competitive conditions), energy reserve levels and the impact of hedging. The midstream sector is generally involved in the transportation, storage and marketing of crude and/or refined oil and gas products. The Corporation's energy services customers provide products and services primarily to the E&P segment.
The following table summarizes information about the Corporation's portfolio of Energy loans.

	June 30, 2018				December 31, 2017
(dollar amounts in millions)	Outstandings		Nonaccrual	Criticized (a)	Outstandings		Nonaccrual	Criticized (a)
Exploration and production (E&P)	$1,400	81%	58	$250	$1,346	73%	$94	$376
Midstream	243	14	—	33	295	16	—	37
Services	91	5	2	36	195	11	14	95
Total Energy business line	1,734	100%	60	319	1,836	100%	108	508
As a percentage of total Energy loans			3%	18%			6%	28%

(a)	Includes nonaccrual loans.
Loans in the Energy business line totaled $1.7 billion, or approximately 3 percent of total loans, at June 30, 2018 and $1.8 billion, or approximately 4 percent of total loans, at December 31, 2017, a decrease of $102 million, or 6 percent. Total exposure, including unused commitments to extend credit and letters of credit, was approximately $4 billion at both June 30, 2018 and December 31, 2017.
The Corporation's allowance methodology considers the various risk elements within the loan portfolio. The Corporation continued to incorporate a qualitative reserve component for Energy loans at June 30, 2018. There were $4 million net credit-related charge-offs for both the three- and six-month periods ended June 30, 2018 compared to $2 million and $15 million for the same periods in 2017.
Automotive Lending
Substantially all dealer loans are in the National Dealer Services business line. Loans in the National Dealer Services business line primarily include floor plan financing and other loans to automotive dealerships. Floor plan loans, included in commercial loans, totaled $4.2 billion at June 30, 2018, a decrease of $120 million compared to $4.4 billion at December 31, 2017. At June 30, 2018 and December 31, 2017, other loans to automotive dealers in the National Dealer Services business line totaled $3.2 billion and $3.1 billion, respectively, including $2.0 billion and $1.9 billion of owner-occupied commercial real estate mortgage loans at June 30, 2018 and December 31, 2017, respectively. Automotive lending also includes loans to borrowers involved with automotive production, primarily Tier 1 and Tier 2 suppliers. Loans to borrowers involved with automotive production totaled $1.4 billion at June 30, 2018, compared to $1.3 billion at December 31, 2017.
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
Corporate Treasury supports ALCO in measuring, monitoring and managing interest rate risk and, in coordination with Enterprise Risk, managing all other market risks. Key activities encompass: (i) providing information and analysis of the Corporation's balance sheet structure and measurement of interest rate and all other market risks; (ii) monitoring and reporting of the Corporation's positions relative to established policy limits and guidelines; (iii) developing and presenting analyses and strategies to adjust risk positions; (iv) reviewing and presenting policies and authorizations for approval; (v) monitoring of industry trends and analytical tools to be used in the management of interest rate and all other market and liquidity risks; and (vi) developing and monitoring the interest rate risk economic capital estimate.
Interest Rate Risk
Net interest income is the primary source of revenue for the Corporation. Interest rate risk arises in the normal course of business due to differences in the repricing and cash flow characteristics of assets and liabilities, primarily through the Corporation's core business activities of extending loans and acquiring deposits. The Corporation's balance sheet is predominantly characterized by floating-rate loans funded by core deposits. The Corporation's loan composition at June 30, 2018 was 63 percent 30-day LIBOR, 10 percent other LIBOR (primarily 60-day), 17 percent prime and 10 percent fixed rate. This creates sensitivity to interest rate movements due to the imbalance between the floating-rate loan portfolio and more slowly repricing deposit products. In addition, the growth and/or contraction in the Corporation's loans and deposits may lead to changes in sensitivity to interest rate movements in the absence of mitigating actions. Examples of such actions are purchasing fixed-rate investment securities, which provide liquidity to the balance sheet and act to mitigate the inherent interest sensitivity, as well as hedging with interest rate swaps. The Corporation actively manages its exposure to interest rate risk with the principal objective of optimizing net interest income and the economic value of equity while operating within acceptable limits established for interest rate risk and maintaining adequate levels of funding and liquidity.

Since no single measurement system satisfies all management objectives, a combination of techniques is used to manage interest rate risk. These techniques examine the impact of interest rate risk on net interest income and the economic value of equity under a variety of alternative scenarios, including changes in the level, slope and shape of the yield curve utilizing multiple simulation analyses. Simulation analyses produce only estimates of net interest income as the assumptions used are inherently uncertain. Actual results may differ from simulated results due to many factors, including, but not limited to, the timing, magnitude and frequency of changes in interest rates, market conditions, regulatory impacts and management strategies
Sensitivity of Net Interest Income to Changes in Interest Rates
The analysis of the impact of changes in interest rates on net interest income under various interest rate scenarios is management's principal risk management technique. Management models a base case net interest income under an unchanged interest rate environment. Existing derivative instruments entered into for risk management purposes are included in the analysis, but no additional hedging is currently forecasted. These derivative instruments currently comprise interest rate swaps that convert fixed-rate long-term debt to variable rates. This base case net interest income is then compared against interest rate scenarios in which rates rise or decline in a linear, non-parallel fashion from the base case over 12 months. In the scenarios presented, short-term interest rates increase 200 basis points, resulting in an average increase in short-term interest rates of 100 basis points over the period (+200 scenario).

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

The table below, as of June 30, 2018 and December 31, 2017, displays the estimated impact on net interest income during the next 12 months by relating the base case scenario results to those from the rising and declining rate scenarios described above.

	Estimated Annual Change
	June 30, 2018		December 31, 2017
(in millions)	Amount	%	Amount	%
Change in Interest Rates:
Rising 200 basis points	$190	8%	$197	9%
Declining to zero percent	(323)	(14)	(283)	(13)
Sensitivity to rising rates was relatively stable from December 31, 2017 to June 30, 2018. The risk to declining interest rates is impacted by an assumed floor on interest rates of zero percent, and therefore the December 31, 2017 sensitivity simulates a decline of 150 basis points while the June 30, 2018 sensitivity reflects a decline of 200 basis points due to higher short term rates.
Sensitivity of Economic Value of Equity to Changes in Interest Rates
In addition to the simulation analysis on net interest income, an economic value of equity analysis provides an alternative view of the interest rate risk position. The economic value of equity is the difference between the estimate of the economic value of the Corporation's financial assets, liabilities and off-balance sheet instruments, derived through discounting cash flows based on actual rates at the end of the period and the estimated economic value after applying the estimated impact of rate movements. The economic value of equity analysis is based on an immediate parallel 200 basis point increase. The declining interest rate scenarios are based on decreases of 200 basis points and 150 basis points in interest rates at June 30, 2018 and December 31, 2017, respectively.
The table below, as of June 30, 2018 and December 31, 2017, displays the estimated impact on the economic value of equity from the interest rate scenario described above.

	June 30, 2018		December 31, 2017
(in millions)	Amount	%	Amount	%
Change in Interest Rates:
Rising 200 basis points	$1,009	7%	$1,188	9%
Declining to zero percent	(2,893)	(21)	(2,635)	(20)
The sensitivity of the economic value of equity to a 200 basis point parallel increase in rates declined slightly between December 31, 2017 and June 30, 2018. The change in sensitivity of the economic value of equity to a parallel decrease in rates to zero during the same period was primarily driven by the increase in short-term rates between the periods, allowing for an additional 50 basis point decrease from December 31, 2017 to the June 30, 2018 scenario.
Wholesale Funding
The Corporation may access the purchased funds market when necessary, which includes a variety of funding sources. Capacity for incremental purchased funds at June 30, 2018 included FHLB advances, the ability to purchase federal funds, sell securities under agreements to repurchase, as well as issue deposits through brokers. Purchased funds increased to $92 million at June 30, 2018, compared to $25 million at December 31, 2017. At June 30, 2018, the Bank had pledged loans totaling $22.1 billion which provided for up to $18.0 billion of available collateralized borrowing with the FRB.
The Bank is a member of the FHLB of Dallas, Texas, which provides short- and long-term funding to its members through advances collateralized by real estate-related assets. Actual borrowing capacity is contingent on the amount of collateral available to be pledged to the FHLB. At June 30, 2018, $16.0 billion of real estate-related loans were pledged to the FHLB as blanket collateral for current and potential future borrowings. The Corporation had $3.8 billion of outstanding borrowings, including $1.0 billion borrowed in February 2018, maturing between 2026 and 2028 and capacity for potential future borrowings of approximately $5.5 billion.
On July 31, 2018, the Corporation issued $850 million of 3.70% senior notes maturing in 2023, swapped to floating rate at 30-day LIBOR plus 80 basis points. Proceeds will be used for general corporate purposes, which may include working capital, investments in or advances to existing or future subsidiaries, and repurchases, maturities and redemptions of other outstanding securities. Pending such use, the net proceeds will be invested for the short term.
Additionally, as of June 30, 2018 the Bank had the ability to issue up to $14 billion of debt under an existing $15 billion note program which allows the issuance of debt with maturities between three months and 30 years. The Corporation also maintains a shelf registration statement with the Securities and Exchange Commission from which it may issue debt and/or equity securities.

The ability of the Corporation and the Bank to raise funds at competitive rates is impacted by rating agencies' views of the credit quality, liquidity, capital and earnings of the Corporation and the Bank. As of June 30, 2018, the three major rating agencies had assigned the following ratings to long-term senior unsecured obligations of the Corporation and the Bank. A security rating is not a recommendation to buy, sell, or hold securities and may be subject to revision or withdrawal at any time by the assigning rating agency. Each rating should be evaluated independently of any other rating.

	Comerica Incorporated		Comerica Bank
June 30, 2018	Rating	Outlook	Rating	Outlook
Standard and Poor’s	BBB+	Stable	A-	Stable
Moody’s Investors Service	A3	Stable	A3	Stable
Fitch Ratings	A	Stable	A	Stable
The Corporation satisfies liquidity needs with either liquid assets or various funding sources. Liquid assets totaled $17.3 billion at June 30, 2018, compared to $17.4 billion at December 31, 2017. Liquid assets include cash and due from banks, federal funds sold, interest-bearing deposits with banks, other short-term investments and unencumbered investment securities.
The Corporation performs monthly liquidity stress testing to evaluate its ability to meet funding needs in hypothetical stressed environments. Such environments cover a series of broad events, distinguished in terms of duration and severity. The evaluation as of June 30, 2018 projected sufficient sources of liquidity were available under each series of events.

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
SUPPLEMENTAL FINANCIAL DATA
The Corporation believes non-GAAP measures are meaningful because they reflect adjustments commonly made by management, investors, regulators and analysts to evaluate the adequacy of common equity and our performance trends. Tangible common equity is used by Comerica to measure the quality of capital and the return relative to balance sheet risk.
The following table provides a reconciliation of non-GAAP financial measures used in this financial review with financial measures defined by GAAP.

(dollar amounts in millions)	June 30, 2018	December 31, 2017
Tangible Common Equity Ratio:
Common shareholders' equity	$8,079	$7,963
Less:
Goodwill	635	635
Other intangible assets	7	8
Tangible common equity	$7,437	$7,320
Total assets	$71,987	$71,567
Less:
Goodwill	635	635
Other intangible assets	7	8
Tangible assets	$71,345	$70,924
Common equity ratio	11.22%	11.13%
Tangible common equity ratio	10.42	10.32
Tangible Common Equity per Share of Common Stock:
Common shareholders' equity	$8,079	$7,963
Tangible common equity	7,437	7,320
Shares of common stock outstanding (in millions)	171	173
Common shareholders' equity per share of common stock	$47.27	$46.07
Tangible common equity per share of common stock	43.51	42.34
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
Below we amend the following risk factors in our Form 10-K for the fiscal year ended December 31, 2017:

•	General political, economic or industry conditions, either domestically or internationally, may be less favorable than expected.
Local, domestic, and international events including economic, financial market, political and industry specific conditions affect the financial services industry, directly and indirectly. Conditions such as or related to inflation, recession, unemployment, volatile interest rates, international conflicts, changes in trade policies and other factors, such as real estate values, energy prices, state and local municipal budget deficits, government spending and the U.S. national debt, outside of our control may, directly and indirectly, adversely affect Comerica.

•	Changes in customer behavior may adversely impact Comerica's business, financial condition and results of operations.
Comerica uses a variety of financial tools, models and other methods to anticipate customer behavior as a part of its strategic planning and to meet certain regulatory requirements. Individual, economic, political, industry-specific conditions and other factors outside of Comerica's control, such as fuel prices, energy costs, tariffs, real estate values or other factors that affect customer income levels, could alter predicted customer borrowing, repayment, investment and deposit practices. Such a change in these practices could materially adversely affect Comerica's ability to anticipate business needs and meet regulatory requirements.

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

10.1†	Comerica Incorporated 2018 Long-Term Incentive Plan (filed as Exhibit 10.1 to Registrant's Current Report on Form 8-K dated April 24, 2018, and incorporated herein by reference).

10.2†
Form of Standard Comerica Incorporated Restricted Stock Unit Agreement (cliff vesting) under the Comerica Incorporated 2018 Long-Term Incentive Plan (filed as Exhibit 10.2 to Registrant's Current Report on Form 8-K dated April 24, 2018, and incorporated herein by reference).

10.3†
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

101
Financial statements from Quarterly Report on Form 10-Q of the Registrant for the quarter ended June 30, 2018, formatted in Extensible Business Reporting Language: (i) the Consolidated Balance Sheets (unaudited), (ii) the Consolidated Statements of Comprehensive Income (unaudited), (iii) the Consolidated Statements of Changes in Shareholders' Equity (unaudited), (iv) the Consolidated Statements of Cash Flows (unaudited) and (v) the Notes to Consolidated Financial Statements (unaudited).

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
Date: July 31, 2018