Form 10-Q
period 2018-09-30
COMERICA INC /NEW/
filed 2018-10-31
CIK 28412

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________
FORM 10-Q
______________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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
$5 par value common stock:
Outstanding as of October 25, 2018: 161,698,314 shares

COMERICA INCORPORATED AND SUBSIDIARIES

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements

CONSOLIDATED BALANCE SHEETS
Comerica Incorporated and Subsidiaries

(in millions, except share data)	September 30, 2018	December 31, 2017
	(unaudited)
ASSETS
Cash and due from banks	$945	$1,438

Interest-bearing deposits with banks	4,894	4,407
Other short-term investments	136	96

Investment securities available-for-sale	11,862	10,938
Investment securities held-to-maturity	—	1,266

Commercial loans	30,889	31,060
Real estate construction loans	3,158	2,961
Commercial mortgage loans	9,019	9,159
Lease financing	471	468
International loans	1,090	983
Residential mortgage loans	1,947	1,988
Consumer loans	2,436	2,554
Total loans	49,010	49,173
Less allowance for loan losses	(664)	(712)
Net loans	48,346	48,461

Premises and equipment	472	466
Accrued income and other assets	4,793	4,495
Total assets	$71,448	$71,567

LIABILITIES AND SHAREHOLDERS’ EQUITY
Noninterest-bearing deposits	$29,301	$32,071

Money market and interest-bearing checking deposits	22,449	21,500
Savings deposits	2,192	2,152
Customer certificates of deposit	2,051	2,165
Foreign office time deposits	13	15
Total interest-bearing deposits	26,705	25,832
Total deposits	56,006	57,903

Short-term borrowings	84	10
Accrued expenses and other liabilities	1,154	1,069
Medium- and long-term debt	6,418	4,622
Total liabilities	63,662	63,604

Common stock - $5 par value:
Authorized - 325,000,000 shares
Issued - 228,164,824 shares	1,141	1,141
Capital surplus	2,144	2,122
Accumulated other comprehensive loss	(611)	(451)
Retained earnings	8,587	7,887
Less cost of common stock in treasury - 62,224,198 shares at 9/30/18 and 55,306,483 shares at 12/31/17	(3,475)	(2,736)
Total shareholders’ equity	7,786	7,963
Total liabilities and shareholders’ equity	$71,448	$71,567
See notes to consolidated financial statements (unaudited).

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)
Comerica Incorporated and Subsidiaries

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except per share data)	2018	2017	2018	2017
INTEREST INCOME
Interest and fees on loans	$581	$500	$1,658	$1,374
Interest on investment securities	66	63	194	186
Interest on short-term investments	28	16	63	44
Total interest income	675	579	1,915	1,604
INTEREST EXPENSE
Interest on deposits	35	11	79	29
Interest on short-term borrowings	1	3	1	3
Interest on medium- and long-term debt	40	19	97	56
Total interest expense	76	33	177	88
Net interest income	599	546	1,738	1,516
Provision for credit losses	—	24	(17)	57
Net interest income after provision for credit losses	599	522	1,755	1,459
NONINTEREST INCOME
Card fees	61	85	180	242
Service charges on deposit accounts	53	57	160	172
Fiduciary income	51	48	155	148
Commercial lending fees	21	21	62	63
Letter of credit fees	9	11	30	34
Bank-owned life insurance	11	12	29	31
Foreign exchange income	12	11	36	33
Brokerage fees	7	6	20	17
Net securities losses	(20)	—	(19)	—
Other noninterest income	29	24	73	82
Total noninterest income	234	275	726	822
NONINTEREST EXPENSES
Salaries and benefits expense	254	237	759	713
Outside processing fee expense	65	92	190	267
Net occupancy expense	38	38	113	114
Equipment expense	12	12	34	34
Restructuring charges	12	7	39	32
Software expense	32	35	95	95
FDIC insurance expense	11	13	36	38
Advertising expense	8	8	22	19
Litigation-related expense	—	—	—	(2)
Other noninterest expenses	20	21	58	67
Total noninterest expenses	452	463	1,346	1,377
Income before income taxes	381	334	1,135	904
Provision for income taxes	63	108	210	273
NET INCOME	318	226	925	631
Less income allocated to participating securities	2	2	6	5
Net income attributable to common shares	$316	$224	$919	$626
Earnings per common share:
Basic	$1.89	$1.29	$5.41	$3.58
Diluted	1.86	1.26	5.32	3.50

Comprehensive income	296	228	764	655

Cash dividends declared on common stock	100	53	210	141
Cash dividends declared per common share	0.60	0.30	1.24	0.79
See notes to consolidated financial statements (unaudited).

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (unaudited)
Comerica Incorporated and Subsidiaries

	Common Stock			Accumulated Other Comprehensive Loss			Total Shareholders’ Equity
(in millions, except per share data)	Shares Outstanding	Amount	Capital Surplus		Retained Earnings	Treasury Stock

BALANCE AT DECEMBER 31, 2016	175.3	$1,141	$2,135	$(383)	$7,331	$(2,428)	$7,796
Cumulative effect of change in accounting principle	—	—	3	—	(2)	—	1
Net income	—	—	—	—	631	—	631
Other comprehensive income, net of tax	—	—	—	24	—	—	24
Cash dividends declared on common stock ($0.79 per share)	—	—	—	—	(141)	—	(141)
Purchase of common stock	(5.7)	—	—	—	—	(396)	(396)
Net issuance of common stock under employee stock plans	3.0	—	(26)	—	(22)	138	90
Net issuance of common stock for warrants	1.7	—	(28)	—	(51)	79	—
Share-based compensation	—	—	29	—	—	—	29
Other	—	—	(1)	—	—	1	—
BALANCE AT SEPTEMBER 30, 2017	174.3	$1,141	$2,112	$(359)	$7,746	$(2,606)	$8,034

BALANCE AT DECEMBER 31, 2017	172.9	$1,141	$2,122	$(451)	$7,887	$(2,736)	$7,963
Cumulative effect of change in accounting principles	—	—	—	1	14	—	15
Net income	—	—	—	—	925	—	925
Other comprehensive loss, net of tax	—	—	—	(161)	—	—	(161)
Cash dividends declared on common stock ($1.24 per share)	—	—	—	—	(210)	—	(210)
Purchase of common stock	(8.7)	—	(7)	—	—	(821)	(828)
Net issuance of common stock under employee stock plans	1.5	—	(9)	—	(24)	74	41
Net issuance of common stock for warrants	0.2	—	(3)	—	(5)	8	—
Share-based compensation	—	—	41	—	—	—	41
BALANCE AT SEPTEMBER 30, 2018	165.9	$1,141	$2,144	$(611)	$8,587	$(3,475)	$7,786
See notes to consolidated financial statements (unaudited).

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
Comerica Incorporated and Subsidiaries

	Nine Months Ended September 30,
(in millions)	2018	2017
OPERATING ACTIVITIES
Net income	$925	$631
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	(17)	57
Provision (benefit) for deferred income taxes	37	(48)
Depreciation and amortization	90	91
Net periodic defined benefit credit	(14)	(14)
Share-based compensation expense	41	29
Net amortization of securities	3	5
Accretion of loan purchase discount	(1)	(3)
Net securities losses	19	—
Net gains on sales of foreclosed property	(1)	(2)
Net change in:
Accrued income receivable	(36)	(21)
Accrued expenses payable	19	28
Other, net	(98)	97
Net cash provided by operating activities	967	850
INVESTING ACTIVITIES
Investment securities available-for-sale:
Maturities and redemptions	1,366	1,198
Sales	1,256	1,259
Purchases	(2,618)	(2,655)
Investment securities held-to-maturity:
Maturities and redemptions	—	241
Net change in loans	120	(193)
Proceeds from sales of foreclosed property	7	18
Net increase in premises and equipment	(65)	(43)
Federal Home Loan Bank stock:
Purchases	(41)	(42)
Redemptions	—	21
Proceeds from bank-owned life insurance settlements	4	8
Other, net	(2)	2
Net cash provided by (used in) investing activities	27	(186)
FINANCING ACTIVITIES
Net change in:
Deposits	(1,978)	(1,208)
Short-term borrowings	74	484
Medium- and long-term debt:
Maturities	—	(500)
Issuances and advances	1,850	—
Terminations	—	(16)
Common stock:
Repurchases	(837)	(412)
Cash dividends paid	(161)	(128)
Issuances under employee stock plans	50	106
Other, net	2	(4)
Net cash used in financing activities	(1,000)	(1,678)
Net decrease in cash and cash equivalents	(6)	(1,014)
Cash and cash equivalents at beginning of period	5,845	7,218
Cash and cash equivalents at end of period	$5,839	$6,204
Interest paid	$172	$89
Income tax paid	125	247
Noncash investing and financing activities:
Loans transferred to other real estate	2	6
Securities transferred from held-to-maturity to available-for-sale	1,266	—
Securities transferred from available-for-sale to equity securities	81	—
See notes to consolidated financial statements (unaudited).

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

NOTE 1 - BASIS OF PRESENTATION AND ACCOUNTING POLICIES
Organization
The accompanying unaudited consolidated financial statements were prepared in accordance with United States (U.S.) generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation were included. The results of operations for the nine months ended September 30, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018. Certain items in prior periods were reclassified to conform to the current presentation. For further information, refer to the consolidated financial statements and footnotes thereto included in the Annual Report of Comerica Incorporated and Subsidiaries (the Corporation) on Form 10-K for the year ended December 31, 2017.
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
The adoption of Topic 606 resulted in decreases of $34 million in card fees and $2 million in service charges on deposits accounts, included in noninterest income, and a corresponding $36 million decrease in outside processing fees included in noninterest expenses, in the Consolidated Statements of Comprehensive Income for the three months ended September 30, 2018. For the nine months ended September 30, 2018, the impact on the Consolidated Statements of Comprehensive Income was a $105 million decrease in card fees, a $4 million decrease in service charges on deposit accounts and a $109 million decrease in outside processing fee expense.
The Corporation previously deferred recognition of certain treasury management fees included in service charges on deposit accounts in the Consolidated Statements of Comprehensive Income until the amount of compensation was considered fixed and determinable. Under the new guidance, the portion of these fees that are based on agreed-upon rates less estimated credits expected to be earned by the customer is recognized as services are rendered. As a result, the Corporation recorded a transition adjustment of $14 million, after tax, to retained earnings, included in cumulative effect of change in accounting principles in the accompanying Consolidated Statements of Changes in Shareholders Equity. Similar adjustments were made for other revenue streams that resulted in an additional cumulative transition after-tax adjustment to retained earnings of $2 million.
Revenues from contracts with customers may be recognized when services are complete or as they are rendered, although contracts are generally short-term by nature. Services provided over a period of time are typically transferred to customers evenly over the term of the contracts and revenue is recognized evenly over the period services are provided. Contract receivables are included in accrued income and other assets on the Consolidated Balance Sheets. Payment terms vary by services offered, and the time between completion of performance obligations and payment is typically not significant.
Card fees comprise interchange and other fee income earned on government card, commercial card, debit/automated teller machine card and merchant payment processing programs. Card fees are presented net of network costs, as performance obligations for card services are limited to transaction processing and settlement with the card network on behalf of the customers. Network costs were approximately $34 million and $29 million for the three months ended September 30, 2018 and 2017, respectively, and $105 million and $80 million for the nine months ended September 30, 2018 and 2017, respectively. Fees for these services are primarily based on interchange rates set by the network and transaction volume. The Corporation also provides ongoing card program support services, for which fees are based on contractually agreed prices and customer demand for services.
Service charges on deposit accounts comprise charges on retail and business accounts, including fees for treasury management services. These treasury management services include transaction-based services related to payment processing, overdrafts, non-sufficient funds and other deposit account activity, as well as account management services that are provided over time. Business customers can earn credits depending on deposit balances maintained with the Corporation, which may be used to offset fees. Fees and credits are based on predetermined, agreed-upon rates.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

Fiduciary income includes fees and commissions from asset management, custody, recordkeeping, investment advisory and other services provided primarily to personal and institutional trust customers. Revenue is recognized as the services are performed and is based either on the market value of the assets managed or the services provided, as well as agreed-upon rates.
Commercial lending fees include both revenue from contracts with customers (primarily loan servicing fees) and other sources of revenue. Commercial loan servicing fees are based on contractually agreed-upon prices and when the services are provided. Other sources of revenue in commercial lending fees primarily include fees assessed on the unused portion of commercial lines of credit (unused commitment fees) and syndication arrangements.
Brokerage fees are commissions earned for facilitating securities transactions for customers, as well as other brokerage services provided. Revenue is recognized when services are complete and are based on the type of services provided and agreed-upon rates. The Corporation pays commissions based on brokerage fee revenue. These are typically recognized when incurred because the amortization period is one year or less and are included in salaries and benefits expense in the Consolidated Statements of Comprehensive Income.
Other revenues, consisting primarily of other retail fees, investment banking fees and insurance commissions, are typically recognized when services or transactions are completed and are based on the type of services provided and agreed-upon rates.
Except as discussed above, commissions and other incentives paid to employees are generally based on several internal and external metrics and, as a result, are not solely dependent on revenue generating activities.
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
Statement of Cash Flows
The Corporation adopted FASB issued ASU No. 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments,” (ASU 2016-15) on January 1, 2018 and, as a result, reclassified $8 million of proceeds from settlement of bank-owned life insurance policies from operating activities to investing activities for the nine-month period ended September 30, 2017.
Defined Benefit Pension and Other Postretirement Costs
The Corporation retrospectively adopted the provisions of ASU No. 2017-07, “Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost” (ASU 2017-07) on January 1, 2018, which requires employers to report service cost as part of compensation expense and the other components of net benefit credit separately from service cost. As a result, $12 million and $36 million of benefit from the other components of net benefit credit was reclassified from salaries and benefits expense to other noninterest expenses in the Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2017, respectively. The Corporation based the adjustment to the prior periods on amounts disclosed in note 10.
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

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

Income Taxes
The Tax Cuts and Jobs Act (the "Act"), enacted on December 22, 2017, reduced the U.S. federal corporate tax rate from 35 percent to 21 percent. Also, on December 22, 2017, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 118 (SAB 118), which provides guidance on accounting for tax effects of the Act. SAB 118 provides a measurement period of up to one year from the enactment date to complete the accounting. Based on the information available and current interpretation of the rules, the Corporation has made reasonable estimates of the impact of the reduction in the corporate tax rate and remeasurement of certain deferred tax assets and liabilities based on the rate at which they are expected to reverse in the future, generally 21 percent. The provisional amount recorded related to the remeasurement of the Corporation's deferred tax balance was $99 million, including $107 million recognized in the year ended December 31, 2017 and an $8 million downward revision to the estimated impact recorded in the nine months ended September 30, 2018. The final impact of the Act may differ from these estimates as a result of changes in management’s interpretations and assumptions, as well as new guidance that may be issued by the Internal Revenue Service (IRS).
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
In June 2016, the FASB issued ASU No. 2016-13, "Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments," (ASU 2016-13), which addresses concerns regarding the perceived delay in recognition of credit losses under the existing incurred loss model. The amendment introduces a new, single model for recognizing credit losses on all financial instruments presented on a cost basis. Under the new model, entities must estimate current expected credit losses by considering all available relevant information, including historical and current information, as well as reasonable and supportable forecasts of future events. The update also requires additional qualitative and quantitative information to allow users to better understand the credit risk within the portfolio and the methodologies for determining the allowance for credit losses. ASU 2016-13 is effective for the Corporation on January 1, 2020 and must be applied using the modified retrospective approach with limited exceptions. Early adoption is permitted. The Corporation will adopt the standard on January 1, 2020 and is currently evaluating the impact of adoption.
In August 2018, the FASB issued ASU No. 2018-15, "Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract," (ASU 2018-15), to align the requirements for capitalizing implementation costs in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs relating to internal-use software. The ASU 2018-15 update requires entities in a hosting arrangement that is a service contract to follow the guidance in Subtopic 350-40 to determine which implementation costs to capitalize as an asset and which costs to expense. ASU 2018-15 is effective for the Corporation on January 1, 2020 and may be applied using either the retrospective or prospective approach. Early adoption is permitted. The Corporation is currently evaluating the impact of adopting ASU 2018-15.

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

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

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

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

ASSETS AND LIABILITIES RECORDED AT FAIR VALUE ON A RECURRING BASIS
The following tables present the recorded amount of assets and liabilities measured at fair value on a recurring basis as of September 30, 2018 and December 31, 2017.

(in millions)	Total	Level 1	Level 2	Level 3
September 30, 2018
Deferred compensation plan assets	$94	$94	$—	$—
Equity securities	40	40	—	—
Investment securities available-for-sale:
U.S. Treasury and other U.S. government agency securities	2,699	2,699	—	—
Residential mortgage-backed securities (a)	9,163	—	9,163	—
Total investment securities available-for-sale	11,862	2,699	9,163	—
Derivative assets:
Interest rate contracts	31	—	29	2
Energy derivative contracts	219	—	219	—
Foreign exchange contracts	17	—	17	—
Warrants	2	—	—	2
Total derivative assets	269	—	265	4
Total assets at fair value	$12,265	$2,833	$9,428	$4
Derivative liabilities:
Interest rate contracts	$131	$—	$131	$—
Energy derivative contracts	219	—	219	—
Foreign exchange contracts	14	—	14	—
Total derivative liabilities	364	—	364	—
Deferred compensation plan liabilities	94	94	—	—
Total liabilities at fair value	$458	$94	$364	$—
December 31, 2017
Trading securities:
Deferred compensation plan assets	$92	$92	$—	$—
Investment securities available-for-sale:
U.S. Treasury and other U.S. government agency securities	2,727	2,727	—	—
Residential mortgage-backed securities (a)	8,124	—	8,124	—
State and municipal securities	5	—	—	5	(b)
Equity and other non-debt securities	82	38	—	44	(b)
Total investment securities available-for-sale	10,938	2,765	8,124	49
Derivative assets:
Interest rate contracts	57	—	43	14
Energy derivative contracts	93	—	93	—
Foreign exchange contracts	42	—	42	—
Warrants	2	—	—	2
Total derivative assets	194	—	178	16
Total assets at fair value	$11,224	$2,857	$8,302	$65
Derivative liabilities:
Interest rate contracts	$59	$—	$59	$—
Energy derivative contracts	91	—	91	—
Foreign exchange contracts	40	—	40	—
Total derivative liabilities	190	—	190	—
Deferred compensation plan liabilities	92	92	—	—
Total liabilities at fair value	$282	$92	$190	$—

(a)	Issued and/or guaranteed by U.S. government agencies or U.S. government-sponsored enterprises.

(b)	Auction-rate securities.
There were no transfers of assets or liabilities recorded at fair value on a recurring basis into or out of Level 1, Level 2 and Level 3 fair value measurements during each of the three- and nine-month periods ended September 30, 2018 and 2017.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

The following table summarizes the changes in Level 3 assets and liabilities measured at fair value on a recurring basis for the three- and nine-month periods ended September 30, 2018 and 2017.

			Net Realized/Unrealized Gains (Losses) (Pretax)
	Balance at Beginning of Period		Recorded in Earnings				Recorded in Other Comprehensive Income		Balance at End of Period
		Change in Classification (a)						Sales and Redemptions
(in millions)			Realized		Unrealized
Three Months Ended September 30, 2018
Derivative assets:
Interest rate contracts	$6	$—	$—		$(4)	(b)	$—	$—	$2
Warrants	2	—	2	(b)	—		—	(2)	2
Three Months Ended September 30, 2017
Investment securities available-for-sale:
State and municipal securities (c)	$5	$—	$—		$—		$—	$—	$5
Equity and other non-debt securities (c)	46	—	—		—		(1)	—	45
Total investment securities available-for-sale	51	—	—		—		(1)	—	50
Derivative assets:
Interest rate contracts	13	—	—		1	(b)	—	—	14
Warrants	2	—	—		—		—	—	2
Nine Months Ended September 30, 2018
Equity securities	$—	$44	$—		$—		$—	$(44)	$—
Investment securities available-for-sale:
State and municipal securities (c)	5	—	—		—		—	(5)	—
Equity and other non-debt securities (c)	44	(44)	—		—		—	—	—
Total investment securities available-for-sale	49	(44)	—		—		—	(5)	—
Derivative assets:
Interest rate contracts	14	—	—		(12)	(b)	—	—	2
Warrants	2	—	3	(b)	—		—	(3)	2
Nine Months Ended September 30, 2017
Investment securities available-for-sale:
State and municipal securities (c)	$7	$—	$—		$—		$—	$(2)	$5
Equity and other non-debt securities (c)	47	—	—		—		(1)	(1)	45
Total investment securities available-for-sale	54	—	—		—		(1)	(3)	50
Derivative assets:
Interest rate contracts	11	—	—		3	(b)	—	—	14
Warrants	3	—	5	(b)	(1)	(b)	—	(5)	2

(a)	Reflects the reclassification of equity securities resulting from the adoption of ASU 2016-01.

(b)	Realized and unrealized gains and losses due to changes in fair value recorded in Other Noninterest Income on the Consolidated Statements of Comprehensive Income.

(c)	Auction-rate securities.

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
The following table presents assets recorded at fair value on a nonrecurring basis at September 30, 2018 and December 31, 2017. No liabilities were recorded at fair value on a nonrecurring basis at September 30, 2018 and December 31, 2017.

(in millions)	Level 3
September 30, 2018
Loans:
Commercial	$54
Commercial mortgage	4
Total loans	58
Other real estate	1
Total assets at fair value	$59
December 31, 2017
Loans:
Commercial	$111
Commercial mortgage	5
Total assets at fair value	$116
Level 3 assets recorded at fair value on a nonrecurring basis at September 30, 2018 and December 31, 2017 included loans for which a specific allowance was established based on the fair value of collateral and other real estate for which fair value of the properties was less than the cost basis. For both asset classes, the unobservable inputs were the additional adjustments applied by management to the appraised values to reflect such factors as non-current appraisals and revisions to estimated time to sell. These adjustments are determined based on qualitative judgments made by management on a case-by-case basis and are not quantifiable inputs, although they are used in the determination of fair value.
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

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

The carrying amount and estimated fair value of financial instruments not recorded at fair value in their entirety on a recurring basis on the Corporation’s Consolidated Balance Sheets are as follows:

	Carrying Amount	Estimated Fair Value
(in millions)		Total	Level 1	Level 2	Level 3
September 30, 2018
Assets
Cash and due from banks	$945	$945	$945	$—	$—
Interest-bearing deposits with banks	4,894	4,894	4,894	—	—
Loans held-for-sale	2	2	—	2	—
Total loans, net of allowance for loan losses (a)	48,346	48,352	—	—	48,352
Customers’ liability on acceptances outstanding	4	4	4	—	—
Restricted equity investments	248	248	248	—	—
Nonmarketable equity securities (b)	6	11
Liabilities
Demand deposits (noninterest-bearing)	29,301	29,301	—	29,301	—
Interest-bearing deposits	24,654	24,654	—	24,654	—
Customer certificates of deposit	2,051	2,013	—	2,013	—
Total deposits	56,006	55,968	—	55,968	—
Short-term borrowings	84	84	84	—	—
Acceptances outstanding	4	4	4	—	—
Medium- and long-term debt	6,418	6,431	—	6,431	—
Credit-related financial instruments	(57)	(57)	—	—	(57)
December 31, 2017
Assets
Cash and due from banks	$1,438	$1,438	$1,438	$—	$—
Interest-bearing deposits with banks	4,407	4,407	4,407	—	—
Investment securities held-to-maturity	1,266	1,246	—	1,246	—
Loans held-for-sale	4	4	—	4	—
Total loans, net of allowance for loan losses (a)	48,461	48,153	—	—	48,153
Customers’ liability on acceptances outstanding	2	2	2	—	—
Restricted equity investments	207	207	207	—	—
Nonmarketable equity securities (b)	6	9
Liabilities
Demand deposits (noninterest-bearing)	32,071	32,071	—	32,071	—
Interest-bearing deposits	23,667	23,667	—	23,667	—
Customer certificates of deposit	2,165	2,142	—	2,142	—
Total deposits	57,903	57,880	—	57,880	—
Short-term borrowings	10	10	10	—	—
Acceptances outstanding	2	2	2	—	—
Medium- and long-term debt	4,622	4,636	—	4,636	—
Credit-related financial instruments	(67)	(67)	—	—	(67)

(a)	Included $58 million and $116 million of impaired loans recorded at fair value on a nonrecurring basis at September 30, 2018 and December 31, 2017, respectively.

(b)
Certain investments that are measured at fair value using the net asset value have not been classified in the fair value hierarchy. The fair value amounts presented in the table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the Consolidated Balance Sheets.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

NOTE 3 - INVESTMENT SECURITIES
A summary of the Corporation’s investment securities follows:

(in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
September 30, 2018
Investment securities available-for-sale:
U.S. Treasury and other U.S. government agency securities	$2,731	$—	$32	$2,699
Residential mortgage-backed securities (a)	9,496	6	339	9,163
Total investment securities available-for-sale	$12,227	$6	$371	$11,862

December 31, 2017
Investment securities available-for-sale:
U.S. Treasury and other U.S. government agency securities	$2,743	$—	$16	$2,727
Residential mortgage-backed securities (a)	8,230	22	128	8,124
State and municipal securities	5	—	—	5
Equity and other non-debt securities	83	1	2	82
Total investment securities available-for-sale (b)	$11,061	$23	$146	$10,938
Investment securities held-to-maturity (c):
Residential mortgage-backed securities (a)	$1,266	$—	$20	$1,246

(a)	Issued and/or guaranteed by U.S. government agencies or U.S. government-sponsored enterprises.

(b)	Included auction-rate securities at amortized cost and fair value of $51 million and $49 million, respectively, as of December 31, 2017.

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
A summary of the Corporation’s investment securities in an unrealized loss position as of September 30, 2018 and December 31, 2017 follows:

	Temporarily Impaired
	Less than 12 Months		12 Months or more			Total
(in millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses		Fair Value	Unrealized Losses
September 30, 2018
U.S. Treasury and other U.S. government agency securities	$1,852	$30	$182	$2		$2,034	$32
Residential mortgage-backed securities (a)	4,280	106	4,363	233		8,643	339
Total temporarily impaired securities	$6,132	$136	$4,545	$235		$10,677	$371
December 31, 2017
U.S. Treasury and other U.S. government agency securities	$2,727	$16	$—	$—		$2,727	$16
Residential mortgage-backed securities (a)	3,845	32	4,003	125		7,848	157
State and municipal securities (b)	—	—	5	—	(c)	5	—	(c)
Equity and other non-debt securities (b)	—	—	44	2		44	2
Total temporarily impaired securities	$6,572	$48	$4,052	$127		$10,624	$175

(a)	Issued and/or guaranteed by U.S. government agencies or U.S. government-sponsored enterprises.

(b)	Primarily auction-rate securities.

(c)	Unrealized losses less than $0.5 million.
At September 30, 2018, the Corporation had 409 securities in an unrealized loss position with no credit impairment, including 19 U.S. Treasury securities and 390 residential mortgage-backed securities. The unrealized losses for these securities resulted from changes in market interest rates, not changes in credit quality. The Corporation ultimately expects full collection of the carrying amount of these securities, does not intend to sell the securities in an unrealized loss position, and it is not more-likely-

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

than-not that the Corporation will be required to sell the securities in an unrealized loss position prior to recovery of amortized cost. The Corporation does not consider these securities to be other-than-temporarily impaired at September 30, 2018.
Sales, primarily from repositioning $1.3 billion of lower-yielding treasury securities, calls and write-downs of investment securities available-for-sale resulted in the following gains and losses recorded in “net securities losses” on the consolidated statements of comprehensive income, computed based on the adjusted cost of the specific security.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2018	2017	2018	2017
Securities gains	$—	$—	$1	$—
Securities losses	(20)	—	(20)	—
Net securities losses	$(20)	$—	$(19)	$—
The following table summarizes the amortized cost and fair values of debt securities by contractual maturity. Securities with multiple maturity dates are classified in the period of final maturity. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(in millions)
September 30, 2018	Amortized Cost	Fair Value
Contractual maturity
Within one year	$100	$100
After one year through five years	2,993	2,958
After five years through ten years	1,634	1,598
After ten years	7,500	7,206
Total investment securities	$12,227	$11,862
Included in the contractual maturity distribution in the table above were residential mortgage-backed securities with total amortized cost of $9.5 billion and fair value of $9.2 billion. The actual cash flows of mortgage-backed securities may differ from contractual maturity as the borrowers of the underlying loans may exercise prepayment options.
At September 30, 2018, investment securities with a carrying value of $317 million were pledged where permitted or required by law to secure $224 million of liabilities, primarily public and other deposits of state and local government agencies as well as derivative instruments.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

NOTE 4 – CREDIT QUALITY AND ALLOWANCE FOR CREDIT LOSSES
The following table presents an aging analysis of the recorded balance of loans.

	Loans Past Due and Still Accruing
(in millions)	30-59 Days	60-89 Days	90 Days or More	Total	Nonaccrual Loans	Current Loans	Total Loans
September 30, 2018
Business loans:
Commercial	$74	$50	$25	$149	$149	$30,591	$30,889
Real estate construction:
Commercial Real Estate business line (a)	—	—	—	—	—	2,780	2,780
Other business lines (b)	36	—	—	36	—	342	378
Total real estate construction	36	—	—	36	—	3,122	3,158
Commercial mortgage:
Commercial Real Estate business line (a)	1	—	—	1	2	1,757	1,760
Other business lines (b)	31	6	3	40	20	7,199	7,259
Total commercial mortgage	32	6	3	41	22	8,956	9,019
Lease financing	—	—	—	—	2	469	471
International	—	—	—	—	4	1,086	1,090
Total business loans	142	56	28	226	177	44,224	44,627
Retail loans:
Residential mortgage	11	7	—	18	34	1,895	1,947
Consumer:
Home equity	6	2	—	8	19	1,699	1,726
Other consumer	2	—	—	2	—	708	710
Total consumer	8	2	—	10	19	2,407	2,436
Total retail loans	19	9	—	28	53	4,302	4,383
Total loans	$161	$65	$28	$254	$230	$48,526	$49,010
December 31, 2017
Business loans:
Commercial	$79	$134	$12	$225	$309	$30,526	$31,060
Real estate construction:
Commercial Real Estate business line (a)	3	—	—	3	—	2,627	2,630
Other business lines (b)	4	—	—	4	—	327	331
Total real estate construction	7	—	—	7	—	2,954	2,961
Commercial mortgage:
Commercial Real Estate business line (a)	14	—	—	14	9	1,808	1,831
Other business lines (b)	27	6	22	55	22	7,251	7,328
Total commercial mortgage	41	6	22	69	31	9,059	9,159
Lease financing	—	—	—	—	4	464	468
International	13	—	—	13	6	964	983
Total business loans	140	140	34	314	350	43,967	44,631
Retail loans:
Residential mortgage	10	2	—	12	31	1,945	1,988
Consumer:
Home equity	5	1	—	6	21	1,789	1,816
Other consumer	4	—	1	5	—	733	738
Total consumer	9	1	1	11	21	2,522	2,554
Total retail loans	19	3	1	23	52	4,467	4,542
Total loans	$159	$143	$35	$337	$402	$48,434	$49,173

(a)	Primarily loans to real estate developers.

(b)	Primarily loans secured by owner-occupied real estate.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

The following table presents loans by credit quality indicator, based on internal risk ratings assigned to each business loan at the time of approval and subjected to subsequent reviews, generally at least annually, and to pools of retail loans with similar risk characteristics.

	Internally Assigned Rating
(in millions)	Pass (a)	Special Mention (b)	Substandard (c)	Nonaccrual (d)	Total
September 30, 2018
Business loans:
Commercial	$29,628	$580	$532	$149	$30,889
Real estate construction:
Commercial Real Estate business line (e)	2,757	23	—	—	2,780
Other business lines (f)	370	8	—	—	378
Total real estate construction	3,127	31	—	—	3,158
Commercial mortgage:
Commercial Real Estate business line (e)	1,698	15	45	2	1,760
Other business lines (f)	7,044	120	75	20	7,259
Total commercial mortgage	8,742	135	120	22	9,019
Lease financing	464	3	2	2	471
International	1,066	3	17	4	1,090
Total business loans	43,027	752	671	177	44,627
Retail loans:
Residential mortgage	1,906	7	—	34	1,947
Consumer:
Home equity	1,698	—	9	19	1,726
Other consumer	709	1	—	—	710
Total consumer	2,407	1	9	19	2,436
Total retail loans	4,313	8	9	53	4,383
Total loans	$47,340	$760	$680	$230	$49,010
December 31, 2017
Business loans:
Commercial	$29,263	$591	$897	$309	$31,060
Real estate construction:
Commercial Real Estate business line (e)	2,630	—	—	—	2,630
Other business lines (f)	327	4	—	—	331
Total real estate construction	2,957	4	—	—	2,961
Commercial mortgage:
Commercial Real Estate business line (e)	1,759	20	43	9	1,831
Other business lines (f)	7,099	115	92	22	7,328
Total commercial mortgage	8,858	135	135	31	9,159
Lease financing	440	23	1	4	468
International	946	11	20	6	983
Total business loans	42,464	764	1,053	350	44,631
Retail loans:
Residential mortgage	1,955	2	—	31	1,988
Consumer:
Home equity	1,786	1	8	21	1,816
Other consumer	737	1	—	—	738
Total consumer	2,523	2	8	21	2,554
Total retail loans	4,478	4	8	52	4,542
Total loans	$46,942	$768	$1,061	$402	$49,173

(a)	Includes all loans not included in the categories of special mention, substandard or nonaccrual.

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

(e)	Primarily loans to real estate developers.

(f)	Primarily loans secured by owner-occupied real estate.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

The following table summarizes nonperforming assets.

(in millions)	September 30, 2018	December 31, 2017
Nonaccrual loans	$230	$402
Reduced-rate loans (a)	9	8
Total nonperforming loans	239	410
Foreclosed property (b)	1	5
Total nonperforming assets	$240	$415

(a)	There were no reduced-rate business loans at both September 30, 2018 and December 31, 2017. Reduced-rate retail loans were $9 million at September 30, 2018 and $8 million at December 31, 2017.

(b)	Included $1 million and $4 million of foreclosed residential real estate properties at September 30, 2018 and December 31, 2017, respectively.
There were no retail loans secured by residential real estate properties in process of foreclosure included in nonaccrual loans at both September 30, 2018 and December 31, 2017.
Allowance for Credit Losses
The following table details the changes in the allowance for loan losses and related loan amounts.

	2018			2017
(in millions)	Business Loans	Retail Loans	Total	Business Loans	Retail Loans	Total

Three Months Ended September 30
Allowance for loan losses:
Balance at beginning of period	$635	$42	$677	$661	$44	$705
Loan charge-offs	(24)	(1)	(25)	(36)	(1)	(37)
Recoveries on loans previously charged-off	9	1	10	10	2	12
Net loan (charge-offs) recoveries	(15)	—	(15)	(26)	1	(25)
Provision for loan losses	(1)	2	1	21	10	31
Foreign currency translation adjustment	1	—	1	1	—	1
Balance at end of period	$620	$44	$664	$657	$55	$712

Nine Months Ended September 30
Allowance for loan losses:
Balance at beginning of period	$661	$51	$712	$682	$48	$730
Loan charge-offs	(78)	(4)	(82)	(115)	(5)	(120)
Recoveries on loans previously charged-off	39	3	42	39	5	44
Net loan charge-offs	(39)	(1)	(40)	(76)	—	(76)
Provision for loan losses	(2)	(6)	(8)	50	7	57
Foreign currency translation adjustment	—	—	—	1	—	1
Balance at end of period	$620	$44	$664	$657	$55	$712

As a percentage of total loans	1.39%	1.00%	1.35%	1.47%	1.23%	1.45%

September 30
Allowance for loan losses:
Individually evaluated for impairment	$29	$—	$29	$90	$—	$90
Collectively evaluated for impairment	591	44	635	567	55	622
Total allowance for loan losses	$620	$44	$664	$657	$55	$712
Loans:
Individually evaluated for impairment	$269	$34	$303	$501	$37	$538
Collectively evaluated for impairment	44,358	4,349	48,707	44,198	4,473	48,671
Total loans evaluated for impairment	$44,627	$4,383	$49,010	$44,699	$4,510	$49,209

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

Changes in the allowance for credit losses on lending-related commitments, included in accrued expenses and other liabilities on the Consolidated Balance Sheets, are summarized in the following table.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2018	2017	2018	2017
Balance at beginning of period	$34	$48	$42	$41
Provision for credit losses on lending-related commitments	(1)	(7)	(9)	—
Balance at end of period	$33	$41	$33	$41
Individually Evaluated Impaired Loans
The following table presents additional information regarding individually evaluated impaired loans.

	Recorded Investment In:
(in millions)	Impaired Loans with No Related Allowance	Impaired Loans with Related Allowance	Total Impaired Loans	Unpaid Principal Balance	Related Allowance for Loan Losses
September 30, 2018
Business loans:
Commercial	$66	$137	$203	$263	$27
Commercial mortgage:
Commercial Real Estate business line (a)	38	1	39	49	—
Other business lines (b)	5	17	22	27	2
Total commercial mortgage	43	18	61	76	2
International	3	2	5	10	—
Total business loans	112	157	269	349	29
Retail loans:
Residential mortgage	13	8	21	22	—
Consumer:
Home equity	12	—	12	14	—
Other consumer	1	—	1	2	—
Total consumer	13	—	13	16	—
Total retail loans (c)	26	8	34	38	—
Total individually evaluated impaired loans	$138	$165	$303	$387	$29
December 31, 2017
Business loans:
Commercial	$105	$267	$372	$460	$63
Commercial mortgage:
Commercial Real Estate business line (a)	39	1	40	49	—
Other business lines (b)	3	22	25	29	3
Total commercial mortgage	42	23	65	78	3
International	—	6	6	17	1
Total business loans	147	296	443	555	67
Retail loans:
Residential mortgage	14	8	22	22	—
Consumer:
Home equity	11	—	11	14	—
Other consumer	1	—	1	2	—
Total consumer	12	—	12	16	—
Total retail loans (c)	26	8	34	38	—
Total individually evaluated impaired loans	$173	$304	$477	$593	$67

(a)	Primarily loans to real estate developers.

(b)	Primarily loans secured by owner-occupied real estate.

(c)	Individually evaluated retail loans generally have no related allowance for loan losses, primarily due to policy which results in direct write-downs of most restructured retail loans.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

The following table presents information regarding average individually evaluated impaired loans and the related interest recognized as of September 30, 2018 and 2017. Interest income recognized for the period primarily related to performing restructured loans.

	Individually Evaluated Impaired Loans
	2018		2017
(in millions)	Average Balance for the Period	Interest Income Recognized for the Period	Average Balance for the Period	Interest Income Recognized for the Period
Three Months Ended September 30
Business loans:
Commercial	$221	$2	$442	$2
Commercial mortgage:
Commercial Real Estate business line (a)	40	1	25	1
Other business lines (b)	24	—	32	—
Total commercial mortgage	64	1	57	1
International	5	—	6	—
Total business loans	290	3	505	3
Retail loans:
Residential mortgage	20	—	24	—
Consumer loans:
Home equity	11	—	12	—
Other consumer	1	—	3	—
Total consumer	12	—	15	—
Total retail loans	32	—	39	—
Total individually evaluated impaired loans	$322	$3	$544	$3
Nine Months Ended September 30
Business loans:
Commercial	$282	$4	$470	$6
Commercial mortgage:
Commercial Real Estate business line (a)	40	3	16	1
Other business lines (b)	24	—	33	—
Total commercial mortgage	64	3	49	1
International	5	—	9	—
Total business loans	351	7	528	7
Retail loans:
Residential mortgage	20	—	26	—
Consumer:
Home equity	11	—	13	—
Other consumer	1	—	3	—
Total consumer	12	—	16	—
Total retail loans	32	—	42	—
Total individually evaluated impaired loans	$383	$7	$570	$7

(a)	Primarily loans to real estate developers.

(b)	Primarily loans secured by owner-occupied real estate.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

Troubled Debt Restructurings
The following table details the recorded balance at September 30, 2018 and 2017 of loans considered to be troubled debt restructurings (TDRs) that were restructured during the three- and nine-month periods ended September 30, 2018 and 2017, by type of modification. In cases of loans with more than one type of modification, the loans were categorized based on the most significant modification.

	2018			2017
	Type of Modification			Type of Modification
(in millions)	Principal Deferrals (a)	Interest Rate Reductions	Total Modifications	Principal Deferrals (a)	Interest Rate Reductions	AB Note Restructures (b)	Total Modifications
Three Months Ended September 30
Business loans:
Commercial	$1	$—	$1	$22	$—	$—	$22
Commercial mortgage:
Commercial Real Estate business line (c)	—	—	—	36	—	—	36
Other business lines (d)	1	—	1	—	—	—	—
Total commercial mortgage	1	—	1	36	—	—	36
International	1	—	1	2	—	—	2
Total business loans	3	—	3	60	—	—	60
Retail loans:
Consumer:
Home equity (e)	—	2	2	1	—	—	1
Total loans	$3	$2	$5	$61	$—	$—	$61
Nine Months Ended September 30
Business loans:
Commercial	$32	$—	$32	$95	$—	$31	$126
Commercial mortgage:
Commercial Real Estate business line (c)	—	—	—	36	—	—	36
Other business lines (d)	3	—	3	3	—	—	3
Total commercial mortgage	3	—	3	39	—	—	39
International	1	—	1	2	—	—	2
Total business loans	36	—	36	136	—	31	167
Retail loans:
Consumer:
Home equity (e)	—	3	3	1	2	—	3
Total loans	$36	$3	$39	$137	$2	$31	$170

(a)	Primarily represents loan balances where terms were extended 90 days or more at or above contractual interest rates.

(b)
Loan restructurings whereby the original loan is restructured into two notes: an "A" note, which generally reflects the portion of the modified loan which is expected to be collected; and a "B" note, which is generally fully charged off.

(c)	Primarily loans to real estate developers.

(d)	Primarily loans to secured by owner-occupied real estate.

(e)	Includes bankruptcy loans for which the court has discharged the borrower's obligation and the borrower has not reaffirmed the debt.
At September 30, 2018 and December 31, 2017, commitments to lend additional funds to borrowers whose terms have been modified in TDRs totaled $24 million and $31 million, respectively.
The majority of the modifications considered to be TDRs that occurred during the nine months ended September 30, 2018 and 2017 were principal deferrals. The Corporation charges interest on principal balances outstanding during deferral periods. Additionally, none of the modifications involved forgiveness of principal. As a result, the current and future financial effects of the recorded balance of loans considered to be TDRs that were restructured during the nine months ended September 30, 2018 and 2017 were insignificant.
On an ongoing basis, the Corporation monitors the performance of modified loans to their restructured terms. The allowance for loan losses continues to be reassessed on the basis of an individual evaluation of the loan.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

The following table presents information regarding the recorded balance at September 30, 2018 and 2017 of loans modified by principal deferral and interest rate reduction during the twelve-month periods ended September 30, 2018 and 2017.

	Principal Deferrals		Interest Rate Reductions
(in millions)	2018	2017	2018	2017
Balance at September 30,
Business loans:
Commercial	$59	$127	$—	$—
Commercial mortgage:
Commercial Real Estate business line (a)	—	37	—	—
Other business lines (b)	3	7	—	—
Total commercial mortgage	3	44	—	—
International	1	2	—	—
Total business loans	63	173	—	—
Retail loans:
Consumer:
Home equity (c)	1	1	3	2
Total principal deferrals	$64	$174	$3	$2

(a)	Primarily loans to real estate developers.

(b)	Primarily loans secured by owner-occupied real estate.

(c)	Includes bankruptcy loans for which the court has discharged the borrower's obligation and the borrower has not reaffirmed the debt.
There were no loans restructured into two notes (AB note restructures) during the twelve-month period ended September 30, 2018, compared to loans with a carrying value of $31 million during the twelve-month period ended September 30, 2017.
For principal deferrals, incremental deterioration in the credit quality of the loan, represented by a downgrade in the risk rating of the loan, for example, due to missed interest payments or a reduction of collateral value, is considered a subsequent default. For interest rate reductions and AB note restructures, a subsequent payment default is defined in terms of delinquency, when a principal or interest payment is 90 days past due. There were no subsequent defaults of principal deferrals during the three- and nine-month periods ended September 30, 2018 and $4 million and $8 million during the three- and nine-month periods ended September 30, 2017, respectively. There were no subsequent defaults of interest rate reductions or AB note restructures during the three- and nine-month periods ended September 30, 2018 and 2017.
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
Credit risk is the possible loss that may occur in the event of nonperformance by the counterparty to a financial instrument. The Corporation attempts to minimize credit risk arising from customer-initiated derivatives by evaluating the creditworthiness of each customer, adhering to the same credit approval process used for traditional lending activities and obtaining collateral as deemed necessary. Derivatives with dealer counterparties are either cleared through a clearinghouse or settled directly with a single counterparty. For derivatives settled directly with dealer counterparties, the Corporation utilizes counterparty risk limits and monitoring procedures as well as master netting arrangements and bilateral collateral agreements to facilitate the management of credit risk. Master netting arrangements effectively reduce credit risk by permitting settlement of positive and negative positions and offset cash collateral held with the same counterparty on a net basis. Bilateral collateral agreements require daily exchange of cash or highly rated securities issued by the U.S. Treasury or other U.S. government entities to collateralize amounts due to

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

either party. At September 30, 2018, counterparties with bilateral collateral agreements had pledged $10 million of marketable investment securities and deposited $8 million of cash with the Corporation to secure the fair value of contracts in an unrealized gain position, and the Corporation had pledged $4 million of marketable investment securities and posted $173 million of cash as collateral for contracts in an unrealized loss position. For those counterparties not covered under bilateral collateral agreements, collateral is obtained, if deemed necessary, based on the results of management’s credit evaluation of the counterparty. Collateral varies, but may include cash, investment securities, accounts receivable, equipment or real estate. Included in the fair value of derivative instruments are credit valuation adjustments reflecting counterparty credit risk. These adjustments are determined by applying a credit spread for the counterparty or the Corporation, as appropriate, to the total expected exposure of the derivative. There were no derivative instruments with credit-risk-related contingent features that were in a liability position at September 30, 2018.
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

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

The following table presents the composition of the Corporation’s derivative instruments held or issued for risk management purposes or in connection with customer-initiated and other activities at September 30, 2018 and December 31, 2017. The table excludes commitments and warrants accounted for as derivatives.

	September 30, 2018			December 31, 2017
		Fair Value			Fair Value
(in millions)	Notional/ Contract Amount (a)	Gross Derivative Assets	Gross Derivative Liabilities	Notional/ Contract Amount (a)	Gross Derivative Assets	Gross Derivative Liabilities
Risk management purposes
Derivatives designated as hedging instruments
Interest rate contracts:
Swaps - fair value - receive fixed/pay floating	$2,625	$—	$3	$1,775	$—	$2
Derivatives used as economic hedges
Foreign exchange contracts:
Spot, forwards and swaps	328	1	—	650	—	2
Total risk management purposes	2,953	1	3	2,425	—	4
Customer-initiated and other activities
Interest rate contracts:
Caps and floors written	799	—	2	635	—	—
Caps and floors purchased	799	2	—	635	—	—
Swaps	12,770	29	126	13,119	57	57
Total interest rate contracts	14,368	31	128	14,389	57	57
Energy contracts:
Caps and floors written	258	—	21	164	—	11
Caps and floors purchased	258	21	—	164	11	—
Swaps	2,079	198	198	1,519	82	80
Total energy contracts	2,595	219	219	1,847	93	91
Foreign exchange contracts:
Spot, forwards, options and swaps	1,974	16	14	1,884	42	38
Total customer-initiated and other activities	18,937	266	361	18,120	192	186
Total gross derivatives	$21,890	$267	$364	$20,545	$192	$190
Amounts offset in the Consolidated Balance Sheets:
Netting adjustment - Offsetting derivative assets/liabilities		(42)	(42)		(49)	(49)
Netting adjustment - Cash collateral received/posted		(6)	(173)		(1)	(39)
Net derivatives included in the Consolidated Balance Sheets (b)		219	149		142	102
Amounts not offset in the Consolidated Balance Sheets:
Marketable securities pledged under bilateral collateral agreements		(10)	(8)		(3)	(24)
Net derivatives after deducting amounts not offset in the Consolidated Balance Sheets		$209	$141		$139	$78

(a)
Notional or contractual amounts, which represent the extent of involvement in the derivatives market, are used to determine the contractual cash flows required in accordance with the terms of the agreement. These amounts are typically not exchanged, significantly exceed amounts subject to credit or market risk and are not reflected in the Consolidated Balance Sheets.

(b)
Net derivative assets are included in accrued income and other assets and net derivative liabilities are included in accrued expenses and other liabilities on the Consolidated Balance Sheets. Included in the fair value of net derivative assets and net derivative liabilities are credit valuation adjustments reflecting counterparty credit risk and credit risk of the Corporation. The fair value of net derivative assets included credit valuation adjustments for counterparty credit risk of $3 million and $4 million at September 30, 2018 and December 31, 2017, respectively.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

Risk Management
The Corporation's derivative instruments used for managing interest rate risk currently comprise swaps converting fixed-rate long-term debt to variable rates.

The following table details the effects of fair value hedging on the Consolidated Statements of Comprehensive Income.

	Interest on Medium- and Long-Term Debt
	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2018	2017	2018	2017
Total interest on medium-and long-term debt (a)	$40	$19	$97	$56

Fair value hedging relationships:
Interest rate contracts:
Hedged items	21	19	51	64
Derivatives designated as hedging instruments	(1)	(7)	(7)	(27)
(a) Includes the effects of hedging.
The following table summarizes the expected weighted average remaining maturity of the notional amount of risk management interest rate swaps, the carrying amount of the related hedged items and the weighted average interest rates associated with amounts expected to be received or paid on interest rate swap agreements as of September 30, 2018 and December 31, 2017.

			Weighted Average
(dollar amounts in millions)	Derivative Notional Amount	Carrying Value of Hedged Items (a)	Remaining Maturity (in years)	Receive Rate	Pay Rate (b)
September 30, 2018
Swaps - fair value - receive fixed/pay floating rate
Medium- and long-term debt	$2,625	$2,618	4.2	3.40%	3.20%
December 31, 2017
Swaps - fair value - receive fixed/pay floating rate
Medium- and long-term debt	1,775	1,822	4.6	3.26	2.35

(a)
Included $5 million and $56 million of cumulative hedging adjustments at September 30, 2018 and December 31, 2017, respectively, which included $8 million and $9 million, respectively, of hedging adjustment on a discontinued hedging relationship.

(b)	Variable rates paid on receive fixed swaps are based on one- and six-month LIBOR rates in effect at September 30, 2018 and six-month LIBOR rates in effect at December 31, 2017.
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
For customer-initiated foreign exchange contracts where offsetting positions have not been taken, the Corporation manages the remaining inherent market risk through individual foreign currency position limits and aggregate value-at-risk limits. These limits are established annually and reviewed quarterly. For those customer-initiated derivative contracts which were not offset or where the Corporation holds a position within the limits described above, the Corporation recognized no net gains or losses in other noninterest income in the Consolidated Statements of Comprehensive Income for both the three- and nine-month periods ended September 30, 2018 and 2017.

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

		Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	Location of Gain	2018	2017	2018	2017
Interest rate contracts	Other noninterest income	$9	$5	$20	$18
Energy contracts	Other noninterest income	1	1	1	2
Foreign exchange contracts	Foreign exchange income	11	11	35	33
Total		$21	$17	$56	$53
Credit-Related Financial Instruments
The Corporation issues off-balance sheet financial instruments in connection with commercial and consumer lending activities. The Corporation’s credit risk associated with these instruments is represented by the contractual amounts indicated in the following table.

(in millions)	September 30, 2018	December 31, 2017
Unused commitments to extend credit:
Commercial and other	$23,591	$22,636
Bankcard, revolving check credit and home equity loan commitments	2,990	2,833
Total unused commitments to extend credit	$26,581	$25,469
Standby letters of credit	$3,228	$3,228
Commercial letters of credit	34	39
The Corporation maintains an allowance to cover probable credit losses inherent in lending-related commitments, including unused commitments to extend credit, letters of credit and financial guarantees. The allowance for credit losses on lending-related commitments, included in accrued expenses and other liabilities on the Consolidated Balance Sheets, was $33 million and $42 million at September 30, 2018 and December 31, 2017, respectively.
Unused Commitments to Extend Credit
Commitments to extend credit are legally binding agreements to lend to a customer, provided there is no violation of any condition established in the contract. These commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many commitments expire without being drawn upon, the total contractual amount of commitments does not necessarily represent future cash requirements of the Corporation. Commercial and other unused commitments are primarily variable rate commitments. The allowance for credit losses on lending-related commitments included $25 million and $27 million at September 30, 2018 and December 31, 2017, respectively, for probable credit losses inherent in the Corporation’s unused commitments to extend credit.
Standby and Commercial Letters of Credit
Standby letters of credit represent conditional obligations of the Corporation which guarantee the performance of a customer to a third party. Standby letters of credit are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing and similar transactions. Commercial letters of credit are issued to finance foreign or domestic trade transactions. These contracts expire in decreasing amounts through the year 2028. The Corporation may enter into participation arrangements with third parties that effectively reduce the maximum amount of future payments which may be required under standby and commercial letters of credit. These risk participations covered $136 million and $127 million, respectively, of the $3.3 billion standby and commercial letters of credit outstanding at both September 30, 2018 and December 31, 2017.
The carrying value of the Corporation’s standby and commercial letters of credit, included in accrued expenses and other liabilities on the Consolidated Balance Sheets, totaled $33 million at September 30, 2018, including $25 million in deferred fees and $8 million in the allowance for credit losses on lending-related commitments. At December 31, 2017, the comparable amounts were $40 million, $25 million and $15 million, respectively.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

The following table presents a summary of criticized standby and commercial letters of credit at September 30, 2018 and December 31, 2017. The Corporation's criticized list is generally consistent with the Special Mention, Substandard and Doubtful categories defined by regulatory authorities. The Corporation manages credit risk through underwriting, periodically reviewing and approving its credit exposures using Board committee approved credit policies and guidelines.

(dollar amounts in millions)	September 30, 2018	December 31, 2017
Total criticized standby and commercial letters of credit	$73	$88
As a percentage of total outstanding standby and commercial letters of credit	2.2%	2.7%
Other Credit-Related Financial Instruments
The Corporation enters into credit risk participation agreements, under which the Corporation assumes credit exposure associated with a borrower’s performance related to certain interest rate derivative contracts. The Corporation is not a party to the interest rate derivative contracts and only enters into these credit risk participation agreements in instances in which the Corporation is also a party to the related loan participation agreement for such borrowers. The Corporation manages its credit risk on the credit risk participation agreements by monitoring the creditworthiness of the borrowers, which is based on the normal credit review process had it entered into the derivative instruments directly with the borrower. The notional amount of such credit risk participation agreement reflects the pro-rata share of the derivative instrument, consistent with its share of the related participated loan. As of September 30, 2018 and December 31, 2017, the total notional amount of the credit risk participation agreements was approximately $631 million and $549 million, respectively, and the fair value was insignificant for both periods. The maximum estimated exposure to these agreements, as measured by projecting a maximum value of the guaranteed derivative instruments, assuming 100 percent default by all obligors on the maximum values, was $2 million and insignificant at September 30, 2018 and December 31, 2017, respectively. In the event of default, the lead bank has the ability to liquidate the assets of the borrower, in which case the lead bank would be required to return a percentage of the recouped assets to the participating banks. As of September 30, 2018, the weighted average remaining maturity of outstanding credit risk participation agreements was 3.3 years.
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
The Corporation accounts for its interests in LIHTC entities using the proportional amortization method. Exposure to loss as a result of the Corporation’s involvement with LIHTC entities at September 30, 2018 was limited to $425 million. Ownership interests in other tax credit entities are accounted for under either the cost or equity method. Exposure to loss as a result of the Corporation's involvement in other tax credit entities at September 30, 2018 was limited to $6 million.
Investment balances, including all legally binding commitments to fund future investments, are included in accrued income and other assets on the Consolidated Balance Sheets. A liability is recognized in accrued expenses and other liabilities on the Consolidated Balance Sheets for all legally binding unfunded commitments to fund tax credit entities ($164 million at September 30, 2018). Amortization and other write-downs of LIHTC investments are presented on a net basis as a component of the provision for income taxes on the Consolidated Statements of Comprehensive Income, while amortization and write-downs of other tax credit investments are recorded in other noninterest income. The income tax credits and deductions are recorded as a reduction of income tax expense and a reduction of federal income taxes payable.
The Corporation provided no financial or other support that was not contractually required to any of the above VIEs during the nine months ended September 30, 2018 and 2017.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

The following table summarizes the impact of these tax credit entities on line items on the Corporation’s Consolidated Statements of Comprehensive Income.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2018	2017	2018	2017
Other noninterest income:
Amortization of other tax credit investments	$—	$—	$2	$1
Provision for income taxes:
Amortization of LIHTC investments	17	17	48	49
Low income housing tax credits	(16)	(16)	(46)	(47)
Other tax benefits related to tax credit entities	(4)	(6)	(11)	(18)
Total provision for income taxes	$(3)	$(5)	$(9)	$(16)
For further information on the Corporation’s consolidation policy, see note 1 to the consolidated financial statements in the Corporation's 2017 Annual Report.
NOTE 7 - MEDIUM- AND LONG-TERM DEBT
Medium- and long-term debt is summarized as follows:

(in millions)	September 30, 2018	December 31, 2017
Parent company
Subordinated notes:
3.80% subordinated notes due 2026 (a)	$243	$255
Medium-term notes:
2.125% notes due 2019 (a)	347	347
3.70% notes due 2023 (a)	842	—
Total medium-term notes	1,189	347
Total parent company	1,432	602
Subsidiaries
Subordinated notes:
4.00% subordinated notes due 2025 (a)	332	347
7.875% subordinated notes due 2026 (a)	195	208
Total subordinated notes	527	555
Medium-term notes:
2.50% notes due 2020 (a)	659	665
Federal Home Loan Bank (FHLB) advances:
Floating-rate based on FHLB auction rate due 2026	2,800	2,800
Floating-rate based on FHLB auction rate due 2028	1,000	—
Total FHLB advances	3,800	2,800
Total subsidiaries	4,986	4,020
Total medium- and long-term debt	$6,418	$4,622

(a)
The fixed interest rates on these notes have been swapped to a variable rate and designated in a hedging relationship. Accordingly, carrying value has been adjusted to reflect the change in the fair value of the debt as a result of changes in the benchmark rate.

Subordinated notes with remaining maturities greater than one year qualify as Tier 2 capital.
Comerica Bank (the Bank), a wholly-owned subsidiary of the Corporation, is a member of the FHLB, which provides short- and long-term funding to its members through advances collateralized by real estate-related assets. In the first quarter 2018, the Bank borrowed an additional $1.0 billion of 10-year, floating-rate FHLB advances due January 26, 2028. The interest rate on the FHLB advances resets between four and eight weeks, based on the FHLB auction rate. At September 30, 2018, the weighted-average rate on the FHLB advances was 2.24%. Each note may be prepaid in full, without penalty, at each scheduled reset date. Borrowing capacity is contingent on the amount of collateral available to be pledged to the FHLB. At September 30, 2018, $15.9 billion of real estate-related loans were pledged to the FHLB as blanket collateral for current and potential future borrowings of approximately $5.2 billion.
On July 31, 2018, the Corporation issued $850 million of 3.70% senior notes maturing in 2023, swapped to a floating rate at 30-day LIBOR plus 80 basis points.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

Unamortized debt issuance costs deducted from the carrying amount of medium- and long-term debt totaled $9 million at September 30, 2018 and $5 million at December 31, 2017.
NOTE 8 - ACCUMULATED OTHER COMPREHENSIVE LOSS
The following table presents a reconciliation of the changes in the components of accumulated other comprehensive loss and details the components of other comprehensive income (loss) for the nine months ended September 30, 2018 and 2017, including the amount of income tax expense (benefit) allocated to each component of other comprehensive income (loss).

	Nine Months Ended September 30,
(in millions)	2018	2017
Accumulated net unrealized losses on investment securities:
Balance at beginning of period, net of tax	$(101)	$(33)

Cumulative effect of change in accounting principle	1	—

Net unrealized holding (losses) gains arising during the period	(254)	18
Less: (Benefit) provision for income taxes	(59)	7
Net unrealized holding (losses) gains arising during the period, net of tax	(195)	11
Less:
Net realized losses included in net securities losses	(20)	—
Less: Benefit for income taxes	(5)	—
Reclassification adjustment for net securities losses included in net income, net of tax	(15)	—
Less:
Net losses realized as a yield adjustment in interest on investment securities	—	(3)
Less: Benefit for income taxes	—	(1)
Reclassification adjustment for net losses realized as a yield adjustment included in net income, net of tax	—	(2)
Change in net unrealized (losses) gains on investment securities, net of tax	(180)	13
Balance at end of period, net of tax	$(280)	$(20)

Accumulated defined benefit pension and other postretirement plans adjustment:
Balance at beginning of period, net of tax	$(350)	$(350)

Amortization of actuarial net loss	45	38
Amortization of prior service credit	(20)	(20)
Amounts recognized in other noninterest expense	25	18
Less: Provision for income taxes	6	7
Change in defined benefit pension and other postretirement plans adjustment, net of tax	19	11
Balance at end of period, net of tax	$(331)	$(339)
Total accumulated other comprehensive loss at end of period, net of tax	$(611)	$(359)

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

NOTE 9 - NET INCOME PER COMMON SHARE
Basic and diluted net income per common share are presented in the following table.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except per share data)	2018	2017	2018	2017
Basic and diluted
Net income	$318	$226	$925	$631
Less:
Income allocated to participating securities	2	2	6	5
Net income attributable to common shares	$316	$224	$919	$626

Basic average common shares	167	174	170	175

Basic net income per common share	$1.89	$1.29	$5.41	$3.58

Basic average common shares	167	174	170	175
Dilutive common stock equivalents:
Net effect of the assumed exercise of stock options	2	2	2	3
Net effect of the assumed exercise of warrants	1	1	1	1
Diluted average common shares	170	177	173	179

Diluted net income per common share	$1.86	$1.26	$5.32	$3.50
There were no anti-dilutive options for any of the three- and nine-month periods ended September 30, 2018 and 2017.

NOTE 10 - EMPLOYEE BENEFIT PLANS
Net periodic defined benefit cost (credit) comprise service cost and other components of net benefit cost (credit). Service costs are included in salaries and benefits expense and other components of net benefit cost (credit) are included in other noninterest expenses on the Consolidated Statements of Comprehensive Income. For further information on the Corporation's employee benefit plans, refer to note 17 to the consolidated financial statements in the Corporation's 2017 Annual Report.
The components of net periodic benefit cost (credit) for the Corporation's qualified pension plan, non-qualified pension plan and postretirement benefit plan are as follows.

Qualified Defined Benefit Pension Plan	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2018	2017	2018	2017
Service cost	$7	$7	$22	$21

Other components of net benefit credit:
Interest cost	19	19	56	58
Expected return on plan assets	(41)	(39)	(123)	(118)
Amortization of prior service credit	(5)	(5)	(14)	(14)
Amortization of net loss	13	11	38	32
Total other components of net benefit credit	(14)	(14)	(43)	(42)
Net periodic defined benefit credit	$(7)	$(7)	$(21)	$(21)

Non-Qualified Defined Benefit Pension Plan	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2018	2017	2018	2017
Service cost	$—	$—	$1	$1

Other components of net benefit cost:
Interest cost	2	2	6	6
Amortization of prior service credit	(1)	(2)	(6)	(6)
Amortization of net loss	2	2	7	6
Total other components of net benefit cost	3	2	7	6
Net periodic defined benefit cost	$3	$2	$8	$7

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

Postretirement Benefit Plan	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2018	2017	2018	2017
Other components of net benefit credit:
Interest cost	$—	$1	$1	$2
Expected return on plan assets	—	(1)	(2)	(2)
Net periodic defined benefit credit	$—	$—	$(1)	$—
NOTE 11 - INCOME TAXES AND TAX-RELATED ITEMS
Net unrecognized tax benefits were $10 million at both September 30, 2018 and December 31, 2017. The Corporation anticipates it is reasonably possible that final settlements with tax authorities will result in a decrease in net unrecognized tax benefits of $1 million within the next twelve months. The liability for tax-related interest and penalties included in accrued expenses and other liabilities was $11 million at September 30, 2018, compared to $10 million at December 31, 2017.
Net deferred tax assets were $153 million at September 30, 2018, compared to $141 million at December 31, 2017. The $12 million increase in net deferred tax assets resulted primarily from an increase in deferred tax assets related to unrealized losses on investment securities available-for-sale and deferred compensation, partially offset by the decrease in the allowance for loan losses and an increase in deferred tax liabilities related to discrete tax items and the defined benefit pension plans. Included in deferred tax assets at both September 30, 2018 and December 31, 2017 were $4 million of state net operating loss carryforwards, which expire between 2018 and 2027. The Corporation believes it is more likely than not the benefit from certain of these state net operating loss carryforwards will not be realized and, accordingly, maintained a valuation allowance of $3 million at both September 30, 2018 and December 31, 2017.
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
NOTE 12 - CONTINGENT LIABILITIES
Legal Proceedings
As previously reported in the Corporation's Form 10-K for the year ended December 31, 2017 and Forms 10-Q for the quarters ended March 31, 2018 and June 30, 2018, Comerica Bank, a wholly owned subsidiary of the Corporation, was named in November 2011 as a third-party defendant in Butte Local Development v. Masters Group v. Comerica Bank (“the case”), for lender liability. The case was tried in January 2014, in the Montana Second District Judicial Court for Silver Bow County in Butte, Montana. On January 17, 2014, a jury awarded Masters $52 million against the Bank. On July 1, 2015, after an appeal filed by the Corporation, the Montana Supreme Court reversed the judgment against the Corporation and remanded the case for a new trial with instructions that Michigan contract law should apply and dismissing all other claims. The case was retried in the same district court, without a jury, in January 2017, and the Corporation awaits a ruling. Management believes current reserves related to this case are adequate in the event of a negative outcome.
The Corporation and certain of its subsidiaries are subject to various other pending or threatened legal proceedings arising out of the normal course of business or operations. The Corporation believes it has meritorious defenses to the claims asserted against it in its other currently outstanding legal proceedings and, with respect to such legal proceedings, intends to continue to defend itself vigorously, litigating or settling cases according to management’s judgment as to what is in the best interests of the Corporation and its shareholders. Settlement may result from the Corporation's determination that it may be more prudent financially to settle, rather than litigate, and should not be regarded as an admission of liability. On at least a quarterly basis, the Corporation assesses its potential liabilities and contingencies in connection with outstanding legal proceedings utilizing the latest information available. On a case-by-case basis, reserves are established for those legal claims for which it is probable that a loss will be incurred either as a result of a settlement or judgment, and the amount of such loss can be reasonably estimated. The actual costs of resolving these claims may be substantially higher or lower than the amounts reserved. Based on current knowledge, and after consultation with legal counsel, management believes current reserves are adequate, and the amount of any incremental liability arising from these matters is not expected to have a material adverse effect on the Corporation’s consolidated financial condition, results of operations or cash flows. Legal fees of $4 million were included in other noninterest expenses for both the three-month periods ended September
30, 2018 and 2017 and $11 million and $14 million for the nine-month periods ended September 30, 2018 and 2017, respectively.
For matters where a loss is not probable, the Corporation has not established legal reserves. The Corporation believes the estimate of the aggregate range of reasonably possible losses, in excess of reserves established, for all legal proceedings in which it is involved is from zero to approximately $33 million at September 30, 2018. This estimated aggregate range of reasonably possible losses is based upon currently available information for those proceedings in which the Corporation is involved, taking into account the Corporation’s best estimate of such losses for those cases for which such estimate can be made. For certain cases, the Corporation does not believe an estimate can currently be made. The Corporation’s estimate involves significant judgment, given the varying stages of the proceedings (including the fact many are currently in preliminary stages), the existence in certain proceedings of multiple defendants (including the Corporation) whose share of liability has yet to be determined, the numerous yet-unresolved issues in many of the proceedings (including issues regarding class certification and the scope of many of the claims) and the attendant uncertainty of the various potential outcomes of such proceedings. Accordingly, the Corporation’s estimate will change from time to time, and actual losses may be more or less than the current estimate.
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

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

Restructuring charges are recorded as a component of noninterest expenses on the Consolidated Statements of Comprehensive Income. The following table presents changes in restructuring reserves, cumulative charges incurred to date and total expected restructuring charges:

(in millions)	Employee Costs	Facilities Costs	Technology Costs	Other Costs	Total

Three Months Ended September 30, 2018
Balance at beginning of period	$4	$—	$11	$—	$15
Restructuring charges	2	1	8	1	12
Payments	(3)	(1)	(12)	(1)	(17)
Balance at end of period	$3	$—	$7	$—	$10

Three Months Ended September 30, 2017
Balance at beginning of period	$6	$—	$3	$2	$11
Restructuring charges	1	—	5	1	7
Payments	(1)	—	(4)	(1)	(6)
Balance at end of period	$6	$—	$4	$2	$12

Nine Months Ended September 30, 2018
Balance at beginning of period	$8	$—	$6	$1	$15
Restructuring charges	7	3	28	1	39
Payments	(12)	(3)	(27)	(2)	(44)
Balance at end of period	$3	$—	$7	$—	$10

Nine Months Ended September 30, 2017
Balance at beginning of period	$10	$4	$—	$4	$18
Restructuring charges	5	5	17	5	32
Payments	(9)	(9)	(8)	(7)	(33)
Adjustments for non-cash charges (a)	—	—	(5)	—	(5)
Balance at end of period	$6	$—	$4	$2	$12

Total restructuring charges incurred to date	$69	$20	$54	$34	$177
Total expected restructuring charges (b)	70	20	60 - 65	35	185 - 190

(a)	Adjustments for non-cash charges primarily relate to impairments of previously capitalized software costs in Technology Costs.

(b)	Restructuring activities are expected to be substantially completed by 12/31/2018.
Restructuring charges directly attributable to a business segment are assigned to that business segment. For example, facilities costs pertaining to the consolidation of banking centers primarily impacted the Retail Bank. Restructuring charges incurred by areas whose services support the overall Corporation are allocated based on the methodology described in note 22 to the consolidated financial statements in the Corporation's 2017 Annual Report. Total restructuring charges assigned to the Business Bank, Retail Bank and Wealth Management were $6 million, $4 million and $2 million, respectively, for the three months ended September 30, 2018 and $23 million, $11 million and $5 million, respectively, for nine months ended September 30, 2018. Total restructuring charges assigned to the Business Bank, Retail Bank and Wealth Management were $4 million, $2 million and $1 million, respectively, for the three months ended September 30, 2017 and $20 million, $7 million and $5 million, respectively, for the nine months ended September 30, 2017.
NOTE 14 - BUSINESS SEGMENT INFORMATION
The Corporation has strategically aligned its operations into three major business segments: the Business Bank, the Retail Bank and Wealth Management. These business segments are differentiated based on the type of customer and the related products and services provided. In addition to the three major business segments, the Finance Division is also reported as a segment. Business segment results are produced by the Corporation’s internal management accounting system. This system measures financial results based on the internal business unit structure of the Corporation. The performance of the business segments is not comparable with the Corporation's consolidated results and is not necessarily comparable with similar information for any other financial institution. Additionally, because of the interrelationships of the various segments, the information presented is not indicative of how the segments would perform if they operated as independent entities. The management accounting system assigns balance sheet and income statement items to each business segment using certain methodologies, which are regularly reviewed and refined. From time to time, the Corporation may make reclassifications among the segments to more appropriately reflect management's current view of the segments, and methodologies may be modified as the management accounting system is enhanced and changes occur in the organizational structure and/or product lines. During the third quarter 2018, the Small Business component was reclassified

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

from Retail Bank to Business Bank. For comparability purposes, amounts in all periods are based on business unit structure and methodologies in effect at September 30, 2018.
The following discussion provides information about the activities of each business segment. A discussion of the financial results and the factors impacting performance can be found in the section entitled "Business Segments" in the financial review.
The Business Bank meets the needs of small and middle market businesses, multinational corporations and governmental entities by offering various products and services, including commercial loans and lines of credit, deposits, cash management, capital market products, international trade finance, letters of credit, foreign exchange management services and loan syndication services.
The Retail Bank includes a full range of personal financial services, consisting of consumer lending, consumer deposit gathering and mortgage loan origination. This business segment offers a variety of consumer products, including deposit accounts, installment loans, credit cards, student loans, home equity lines of credit and residential mortgage loans.
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

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

Business segment financial results are as follows:

(dollar amounts in millions)	Business Bank	Retail Bank	Wealth Management	Finance	Other		Total
Three Months Ended September 30, 2018
Earnings summary:
Net interest income (expense)	$413	$141	$46	$(16)	$15		$599
Provision for credit losses	(1)	1	2	—	(2)		—
Noninterest income	137	35	66	(7)	3		234
Noninterest expenses	210	153	72	(1)	18		452
Provision (benefit) for income taxes	77	5	9	(8)	(20)	(a)	63
Net income (loss)	$264	$17	$29	$(14)	$22		$318
Net credit-related charge-offs	$14	$—	$1	$—	$—		$15

Selected average balances:
Assets	$43,165	$2,621	$5,068	$13,696	$6,660		$71,210
Loans	41,591	2,057	4,936	—	—		48,584
Deposits	30,286	20,765	3,988	929	125		56,093

Statistical data:
Return on average assets (b)	2.43%	0.31%	2.28%	N/M	N/M		1.77%
Efficiency ratio (c)	38.24	86.81	63.93	N/M	N/M		52.93

(dollar amounts in millions)	Business Bank	Retail Bank	Wealth Management	Finance	Other		Total
Three Months Ended September 30, 2017
Earnings summary:
Net interest income (expense)	$397	$118	$45	$(24)	$10		$546
Provision for credit losses	12	4	9	—	(1)		24
Noninterest income	158	39	62	13	3		275
Noninterest expenses	227	156	70	(1)	11		463
Provision (benefit) for income taxes	109	(1)	10	(8)	(2)	(a)	108
Net income (loss)	$207	$(2)	$18	$(2)	$5		$226
Net credit-related charge-offs (recoveries)	$27	$—	$(2)	$—	$—		$25

Selected average balances:
Assets	$42,749	$2,623	$5,416	$13,996	$6,467		$71,251
Loans	41,334	2,059	5,270	—	—		48,663
Deposits	31,251	20,782	4,054	270	136		56,493

Statistical data:
Return on average assets (b)	1.92%	(0.03)%	1.30%	N/M	N/M		1.25%
Efficiency ratio (c)	40.88	99.05	64.96	N/M	N/M		56.33

(a)	Included discrete tax benefits of $23 million and $2 million for the three months ended September 30, 2018 and 2017, respectively.

(b)	Return on average assets is calculated based on the greater of average assets or average liabilities and attributed equity.

(c)
Noninterest expenses as a percentage of the sum of net interest income and noninterest income excluding gains (losses) from securities and a derivative contract tied to the conversion rate of Visa Class B shares.

N/M – not meaningful

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

(dollar amounts in millions)	Business Bank	Retail Bank	Wealth Management	Finance	Other		Total
Nine Months Ended September 30, 2018
Earnings summary:
Net interest income (expense)	$1,200	$402	$133	$(37)	$40		$1,738
Provision for credit losses	(9)	(2)	(1)	—	(5)		(17)
Noninterest income	403	100	201	16	6		726
Noninterest expenses	635	450	218	(3)	46		1,346
Provision (benefit) for income taxes	222	12	29	(13)	(40)	(a)	210
Net income (loss)	$755	$42	$88	$(5)	$45		$925
Net credit-related charge-offs	$40	$—	$—	$—	$—		$40

Selected average balances:
Assets	$43,205	$2,629	$5,233	$13,736	$5,886		$70,689
Loans	41,580	2,062	5,102	—	—		48,744
Deposits	30,168	20,888	3,879	949	120		56,004

Statistical data:
Return on average assets (b)	2.34%	0.26%	2.26%	N/M	N/M		1.75%
Efficiency ratio (c)	39.59	88.81	65.51	N/M	N/M		54.12

(dollar amounts in millions)	Business Bank	Retail Bank	Wealth Management	Finance	Other		Total
Nine Months Ended September 30, 2017
Earnings summary:
Net interest income (expense)	$1,119	$330	$125	$(85)	$27		$1,516
Provision for credit losses	52	3	6	—	(4)		57
Noninterest income	473	116	191	34	8		822
Noninterest expenses	679	456	211	(3)	34		1,377
Provision (benefit) for income taxes	300	(5)	36	(27)	(31)	(a)	273
Net income (loss)	$561	$(8)	$63	$(21)	$36		$631
Net credit-related charge-offs (recoveries)	$79	$1	$(4)	$—	$—		$76

Selected average balances:
Assets	$42,496	$2,625	$5,418	$13,959	$6,972		$71,470
Loans	41,109	2,056	5,266	—	—		48,431
Deposits	31,995	20,720	4,046	189	178		57,128

Statistical data:
Return on average assets (b)	1.77%	(0.05)%	1.55%	N/M	N/M		1.18%
Efficiency ratio (c)	42.65	N/M	66.76	N/M	N/M		58.82

(a)	Included discrete tax benefits of $48 million and $31 million for the nine months ended September 30, 2018 and 2017, respectively.

(b)	Return on average assets is calculated based on the greater of average assets or average liabilities and attributed equity.

(c)
Noninterest expenses as a percentage of the sum of net interest income and noninterest income excluding gains (losses) from securities and a derivative contract tied to the conversion rate of Visa Class B shares.

N/M – not meaningful
The Corporation operates in three primary markets - Texas, California, and Michigan, as well as in Arizona and Florida, with select businesses operating in several other states, and in Canada and Mexico. The Corporation produces market segment results for the Corporation’s three primary geographic markets as well as Other Markets. Other Markets includes Florida, Arizona, the International Finance division and businesses with a national perspective. The Finance & Other category includes the Finance segment and the Other category as previously described. Market segment results are provided as supplemental information to the business segment results and may not meet all operating segment criteria as set forth in GAAP. For comparability purposes, amounts in all periods are based on market segments and methodologies in effect at September 30, 2018.
A discussion of the financial results and the factors impacting performance can be found in the section entitled "Market Segments" in the financial review.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

Market segment financial results are as follows:

(dollar amounts in millions)	Michigan	California	Texas	Other Markets	Finance & Other		Total
Three Months Ended September 30, 2018
Earnings summary:
Net interest income (expense)	$185	$199	$121	$95	$(1)		$599
Provision for credit losses	4	3	(9)	4	(2)		—
Noninterest income	75	43	33	86	(3)		234
Noninterest expenses	143	104	90	98	17		452
Provision (benefit) for income taxes	25	34	16	15	(27)	(a)	63
Net income	$88	$101	$57	$64	$8		$318
Net credit-related charge-offs (recoveries)	$8	$5	$4	$(2)	$—		$15

Selected average balances:
Assets	$13,055	$18,336	$10,271	$9,193	$20,355		$71,210
Loans	12,424	18,074	9,702	8,384	—		48,584
Deposits	20,721	16,894	8,904	8,520	1,054		56,093

Statistical data:
Return on average assets (b)	1.63%	2.18%	2.18%	2.75%	N/M		1.77%
Efficiency ratio (c)	54.90	43.12	58.05	53.97	N/M		52.93

(dollar amounts in millions)	Michigan	California	Texas	Other Markets	Finance & Other		Total
Three Months Ended September 30, 2017
Earnings summary:
Net interest income (expense)	$170	$184	$122	$84	$(14)		$546
Provision for credit losses	8	25	(22)	14	(1)		24
Noninterest income	79	41	33	107	15		275
Noninterest expenses	144	103	92	114	10		463
Provision (benefit) for income taxes	34	37	31	17	(11)	(a)	108
Net income	$63	$60	$54	$46	$3		$226
Net credit-related charge-offs	$2	$10	$9	$4	$—		$25

Selected average balances:
Assets	$13,367	$18,161	$10,435	$8,825	$20,463		$71,251
Loans	12,612	17,916	9,959	8,176	—		48,663
Deposits	21,641	17,316	9,400	7,730	406		56,493

Statistical data:
Return on average assets (b)	1.11%	1.31%	2.00%	2.07%	N/M		1.25%
Efficiency ratio (c)	57.78	45.62	59.46	59.82	N/M		56.33

(a)	Included discrete tax benefits of $23 million and $2 million for the three months ended September 30, 2018 and 2017, respectively.

(b)	Return on average assets is calculated based on the greater of average assets or average liabilities and attributed equity.

(c)
Noninterest expenses as a percentage of the sum of net interest income and noninterest income excluding gains (losses) from securities and a derivative contract tied to the conversion rate of Visa Class B shares.

N/M – not meaningful

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

(dollar amounts in millions)	Michigan	California	Texas	Other Markets	Finance & Other		Total
Nine Months Ended September 30, 2018
Earnings summary:
Net interest income	$540	$582	$353	$260	$3		$1,738
Provision for credit losses	38	(5)	(37)	(9)	(4)		(17)
Noninterest income	221	124	94	264	23		726
Noninterest expenses	431	317	273	282	43		1,346
Provision (benefit) for income taxes	67	101	48	47	(53)	(a)	210
Net income	$225	$293	$163	$204	$40		$925
Net credit-related charge-offs	$7	$18	$11	$4	$—		$40

Selected average balances:
Assets	$13,292	$18,530	$10,361	$8,884	$19,622		$70,689
Loans	12,557	18,284	9,797	8,106	—		48,744
Deposits	20,949	16,875	9,018	8,093	1,069		56,004

Statistical data:
Return on average assets (b)	1.39%	2.12%	2.10%	3.06%	N/M		1.75%
Efficiency ratio (c)	56.42	44.76	60.90	53.91%	N/M		54.12

(dollar amounts in millions)	Michigan	California	Texas	Other Markets	Finance & Other		Total
Nine Months Ended September 30, 2017
Earnings summary:
Net interest income (expense)	$483	$521	$337	$234	$(59)		$1,516
Provision for credit losses	3	71	(45)	32	(4)		57
Noninterest income	242	128	98	312	42		822
Noninterest expenses	438	297	281	330	31		1,377
Provision (benefit) for income taxes	101	108	73	50	(59)	(a)	273
Net income	$183	$173	$126	$134	$15		$631
Net credit-related charge-offs (recoveries)	$(2)	$28	$36	$14	$—		$76

Selected average balances:
Assets	$13,331	$18,198	$10,490	$8,520	$20,931		$71,470
Loans	12,637	17,930	10,028	7,836	—		48,431
Deposits	21,827	17,301	9,712	7,920	368		57,128

Statistical data:
Return on average assets (b)	1.08%	1.26%	1.53%	2.07%	N/M		1.18%
Efficiency ratio (c)	60.29	45.78	64.44	60.49%	N/M		58.82

(a)	Included discrete tax benefits of $48 million and $31 million for the nine months ended September 30, 2018 and 2017, respectively.

(b)	Return on average assets is calculated based on the greater of average assets or average liabilities and attributed equity.

(c)
Noninterest expenses as a percentage of the sum of net interest income and noninterest income excluding gains (losses) from securities and a derivative contract tied to the conversion rate of Visa Class B shares.

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

	Business Bank	Retail Bank	Wealth Management	Finance & Other	Total
(in millions)
Three Months Ended September 30, 2018
Revenue from contracts with customers:
Card fees (a)	$50	$10	$1	$—	$61
Service charges on deposit accounts (a)	34	18	1	—	53
Fiduciary income	—	—	51	—	51
Commercial loan servicing fees (b)	5	—	—	—	5
Brokerage fees	—	—	7	—	7
Other noninterest income (c)	3	6	4	—	13
Total revenue from contracts with customers	92	34	64	—	190
Other sources of noninterest income	45	1	2	(4)	44
Total noninterest income	$137	$35	$66	$(4)	$234

Three Months Ended September 30, 2017
Card fees	$73	$11	$1	$—	$85
Service charges on deposit accounts	36	20	1	—	57
Fiduciary income	—	—	48	—	48
Commercial lending fees	21	—	—	—	21
Letter of credit fees	10	—	1	—	11
Bank-owned life insurance	—	—	—	12	12
Foreign exchange income	11	—	—	—	11
Brokerage fees	—	—	6	—	6
Other noninterest income	7	8	5	4	24
Total noninterest income	$158	$39	$62	$16	$275
(a) Adoption of Topic 606 resulted in a change in presentation which records certain costs in the same category as the associated revenues.
The effect of this change was to reduce card fees by $34 million and service charges on deposit accounts by $2 million for the three months ended September 30, 2018. Refer to note 1 for further information.
(b) Included in commercial lending fees on the Consolidated Statements of Comprehensive Income.
(c) Excludes derivative, warrant and other miscellaneous income.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

	Business Bank	Retail Bank	Wealth Management	Finance & Other	Total
(in millions)
Nine Months Ended September 30, 2018
Revenue from contracts with customers:
Card fees (a)	$149	$28	$3	$—	$180
Service charges on deposit accounts (a)	102	54	4	—	160
Fiduciary income	—	—	155	—	155
Commercial loan servicing fees (b)	14	—	—	—	14
Brokerage fees	—	—	20	—	20
Other noninterest income (c)	9	13	12	—	34
Total revenue from contracts with customers	274	95	194	—	563
Other sources of noninterest income	129	5	7	22	163
Total noninterest income	$403	$100	$201	$22	$726

Nine Months Ended September 30, 2017
Card fees	$206	$32	$4	$—	$242
Service charges on deposit accounts	108	60	4	—	172
Fiduciary income	—	—	148	—	148
Commercial lending fees	63	—	—	—	63
Letter of credit fees	33	—	1	—	34
Bank-owned life insurance	—	—	—	31	31
Foreign exchange income	32	—	1	—	33
Brokerage fees	—	—	17	—	17
Other noninterest income	31	24	16	11	82
Total noninterest income	$473	$116	$191	$42	$822
(a) Adoption of Topic 606 resulted in a change in presentation which records certain costs in the same category as the associated revenues.
The effect of this change was to reduce card fees by $105 million and service charges on deposit accounts by $4 million for the nine months ended September 30, 2018. Refer to note 1 for further information.
(b) Included in commercial lending fees on the Consolidated Statements of Comprehensive Income.
(c) Excludes derivative, warrant and other miscellaneous income.
Adjustments to revenue during the three- and nine-month periods ended September 30, 2018 for refunds or credits relating to prior periods were not significant.
Revenue from contracts with customers did not generate significant contract assets and liabilities.

ITEM 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations
FORWARD-LOOKING STATEMENTS
This report includes forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. In addition, the Corporation may make other written and oral communications from time to time that contain such statements. All statements regarding the Corporation's expected financial position, strategies and growth prospects and general economic conditions expected to exist in the future are forward-looking statements. The words, "anticipates," "believes," "contemplates," "feels," "expects," "estimates," "seeks," "strives," "plans," "intends," "outlook," "forecast," "position," "target," "mission," "assume," "achievable," "potential," "strategy," "goal," "aspiration," "opportunity," "initiative," "outcome," "continue," "remain," "maintain," "on track," "trend," "objective," "looks forward," "projects," "models," and variations of such words and similar expressions, or future or conditional verbs such as "will," "would," "should," "could," "might," "can," "may" or similar expressions, as they relate to the Corporation or its management, are intended to identify forward-looking statements. These forward-looking statements are predicated on the beliefs and assumptions of the Corporation's management based on information known to the Corporation's management as of the date of this report and do not purport to speak as of any other date. Forward-looking statements may include descriptions of plans and objectives of the Corporation's management for future or past operations, products or services, including the GEAR Up initiative, and forecasts of the Corporation's revenue, earnings or other measures of economic performance, including statements of profitability, business segments and subsidiaries as well as estimates of the economic benefits of the GEAR Up initiative, estimates of credit trends and global stability. Such statements reflect the view of the Corporation's management as of this date with respect to future events and are subject to risks and uncertainties. Should one or more of these risks materialize or should underlying beliefs or assumptions prove incorrect, the Corporation's actual results could differ materially from those discussed. Factors that could cause or contribute to such differences are changes in general economic, political or industry conditions; changes in monetary and fiscal policies; whether the Corporation may achieve opportunities for revenue enhancements and efficiency improvements under the GEAR Up initiative, or changes in the scope or assumptions underlying the GEAR Up initiative; operational difficulties, failure of technology infrastructure or information security incidents; reliance on other companies to provide certain key components of business infrastructure; the Corporation's ability to maintain adequate sources of funding and liquidity; the effects of more stringent capital or liquidity requirements; declines or other changes in the businesses or industries of the Corporation's customers; unfavorable developments concerning credit quality; changes in regulation or oversight; changes in the financial markets, including fluctuations in interest rates and their impact on deposit pricing; transitions away from LIBOR towards new interest rate benchmarks; reductions in the Corporation's credit rating; damage to the Corporation's reputation; the Corporation's ability to utilize technology to efficiently and effectively develop, market and deliver new products and services; competitive product and pricing pressures among financial institutions within the Corporation's markets; the interdependence of financial service companies; the implementation of the Corporation's strategies and business initiatives; changes in customer behavior; management's ability to maintain and expand customer relationships; the effectiveness of methods of reducing risk exposures; the effects of catastrophic events including, but not limited to, hurricanes, tornadoes, earthquakes, fires, droughts and floods; the effects of recent tax reform and potential legislative, administrative or judicial changes or interpretations related to these and other tax regulations; any future strategic acquisitions or divestitures; management's ability to retain key officers and employees; the impact of legal and regulatory proceedings or determinations; the effects of terrorist activities and other hostilities; changes in accounting standards; the critical nature of the Corporation's accounting policies and the volatility of the Corporation’s stock price. The Corporation cautions that the foregoing list of factors is not all-inclusive. For discussion of factors that may cause actual results to differ from expectations, please refer to our filings with the Securities and Exchange Commission. In particular, please refer to “Item 1A. Risk Factors” beginning on page 11 of the Corporation's Annual Report on Form 10-K for the year ended December 31, 2017 and “Item 1A. Risk Factors” beginning on page 59 of the Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018. Forward-looking statements speak only as of the date they are made. The Corporation does not undertake to update forward-looking statements to reflect facts, circumstances, assumptions or events that occur after the date the forward-looking statements are made. For any forward-looking statements made in this report or in any documents, the Corporation claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

RESULTS OF OPERATIONS
Net income for the three months ended September 30, 2018 was $318 million, an increase of $92 million from $226 million reported for the three months ended September 30, 2017. Net income per diluted common share for the same respective periods was $1.86 compared to $1.26. Net income for the nine months ended September 30, 2018 was $925 million, an increase of $294 million from $631 million reported for the nine months ended September 30, 2017. Net income per diluted common share for the same respective periods was $5.32 compared to $3.50. Management of loan and deposit pricing in a rising rate environment, improved credit quality, successful execution of GEAR Up initiatives and a decrease in the federal statutory tax rate in 2018 resulting from the Tax Cuts and Jobs Act contributed to the increase in net income.
The following table lists certain items impacting net income and earnings per share for the three- and nine-month periods ended September 30, 2018 and 2017.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2018		2017		2018		2017
(in millions, except per share data)	Amount	Per Share	Amount	Per Share	Amount	Per Share	Amount	Per Share
Securities repositioning loss, net of tax (a)	$(15)	$(0.09)	$—	$—	$(15)	$(0.09)	$—	$—
Restructuring charges, net of tax	(9)	(0.05)	(4)	(0.02)	(30)	(0.17)	(21)	(0.12)
Discrete tax benefits (b)	23	0.14	2	0.01	48	0.28	31	0.17

(a)	Losses incurred on the sale of $1.3 billion of treasury securities that were replaced by higher-yielding securities.

(b)	Primarily tax benefits from the review of tax capitalization and recovery positions on fixed assets and software on the 2017 tax return and from employee stock transactions.
Growth in Efficiency and Revenue Initiative
Since the GEAR Up initiative was launched in 2016, the Corporation has consolidated 38 banking centers, implemented a new retirement program resulting in a significant reduction in retirement plan expense and reduced the number of full-time equivalent employees by over 900, including a reduction of approximately 100 in the first nine months of 2018, among other initiatives. The impact of increases in short-term rates and the execution of certain GEAR Up initiatives helped lower the efficiency ratio to 52.9 percent and 54.1 percent for the three- and nine-month periods ended September 30, 2018, respectively, and increase return on equity to 16.2 percent and 15.6 percent for the same periods, respectively. The Corporation anticipates cumulative benefits to pre-tax income from GEAR Up initiatives of approximately $270 million and $305 million for full-year 2018 and 2019, respectively, relative to when the initiative was announced.
Total pre-tax restructuring charges for 2018 are expected to range from $47 million to $52 million including $39 million recognized in the nine months ended September 30, 2018. No restructuring charges are anticipated beyond 2018. Cumulative restructuring charges from inception of GEAR Up through 2018 are expected to range from $185 million to $190 million.
Fourth Quarter 2018 Outlook
For the fourth quarter 2018 compared to the third quarter 2018, management expects the following, assuming a continuation of the current economic and rate environment as well as the benefits from the GEAR Up initiative:

•
Average loans stable with a positive trend, reflecting increases in most lines of business and a seasonal increase in National Dealer Services, mostly offset by a seasonal decrease in Mortgage Banker Finance.

•
Continued growth in net interest income from the net benefit due to rising short-term interest rates and repositioning the securities portfolio, partially offset by higher average debt as well as lower interest recoveries and loan fees.

•	Provision for credit losses of $10 million to $20 million and net charge-offs to remain low.

•	Relatively stable noninterest income, excluding securities losses, bank-owned life insurance and deferred compensation asset returns.

◦	Levels of customer derivative and investment banking income may not repeat.

◦	GEAR Up initiatives continue to help drive growth in card fees and fiduciary income.

•	Noninterest expenses modestly higher, excluding approximately $10 million of restructuring charges.

◦	GEAR Up savings remain on track.

◦	Continued higher outside processing and technology expenditures.

◦	Seasonal and typical inflationary pressures.

•	Income tax expense to be approximately 23 percent of pre-tax income, excluding any tax impact from employee stock transactions.

Net Interest Income
Quarterly Analysis of Net Interest Income & Rate/Volume

	Three Months Ended
	September 30, 2018			September 30, 2017
(dollar amounts in millions)	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Commercial loans	$30,371	$365	4.74%	$30,603	$312	4.05%
Real estate construction loans	3,198	43	5.38	2,933	33	4.36
Commercial mortgage loans	9,084	110	4.84	8,977	95	4.20
Lease financing	464	4	3.69	470	3	3.34
International loans	1,072	13	4.99	1,156	12	4.13
Residential mortgage loans	1,962	18	3.71	2,005	20	3.95
Consumer loans	2,433	28	4.49	2,519	25	3.84
Total loans	48,584	581	4.74	48,663	500	4.08

Mortgage-backed securities	9,063	54	2.30	9,361	51	2.17
Other investment securities	2,698	12	1.72	2,883	12	1.67
Total investment securities	11,761	66	2.17	12,244	63	2.05

Interest-bearing deposits with banks	5,362	28	2.03	5,086	16	1.26
Other short-term investments	135	—	1.04	91	—	0.72
Total earning assets	65,842	675	4.05	66,084	579	3.48

Cash and due from banks	1,107			1,234
Allowance for loan losses	(681)			(718)
Accrued income and other assets	4,942			4,651
Total assets	$71,210			$71,251

Money market and interest-bearing checking deposits	$22,573	32	0.56	$20,819	9	0.15
Savings deposits	2,208	1	0.05	2,152	—	0.02
Customer certificates of deposit	2,094	2	0.48	2,390	2	0.36
Foreign office time deposits	25	—	1.25	75	—	0.66
Total interest-bearing deposits	26,900	35	0.51	25,436	11	0.16

Short-term borrowings	85	1	1.95	815	3	1.15
Medium- and long-term debt	6,153	40	2.55	4,936	19	1.60
Total interest-bearing sources	33,138	76	0.90	31,187	33	0.42

Noninterest-bearing deposits	29,193			31,057
Accrued expenses and other liabilities	1,062			999
Total shareholders’ equity	7,817			8,008
Total liabilities and shareholders’ equity	$71,210			$71,251

Net interest income/rate spread		$599	3.15		$546	3.06

Impact of net noninterest-bearing sources of funds			0.45			0.22
Net interest margin (as a percentage of average earning assets)			3.60%			3.28%

Quarterly Analysis of Net Interest Income & Rate/Volume (continued)

	Three Months Ended
	September 30, 2018/September 30, 2017
(in millions)	Increase Due to Rate	Increase (Decrease) Due to Volume (a)	Net Increase (Decrease)
Interest Income:
Loans	$81	$—	$81
Investment securities	3	—	3
Interest-bearing deposits with banks	11	1	12
Total interest income	95	1	96
Interest Expense:
Interest-bearing deposits	22	2	24
Short-term borrowings	2	(4)	(2)
Medium- and long-term debt	14	7	21
Total interest expense	38	5	43
Net interest income	$57	$(4)	$53

(a)	Rate/volume variances are allocated to variances due to volume.
Net interest income was $599 million for the three months ended September 30, 2018, an increase of $53 million compared to $546 million for the three months ended September 30, 2017. The increase in net interest income primarily reflected the net benefit from higher rates and a $730 million decrease in short-term borrowings, partially offset by a $13 million decrease in interest recoveries from elevated third quarter 2017 levels and the impact of a $1.2 billion increase in average debt. The net interest margin for the three months ended September 30, 2018 increased 32 basis points to 3.60 percent, from 3.28 percent for the comparable period in 2017, reflecting the net benefit from higher rates, partially offset by the decrease in interest recoveries, higher average debt and the increase in lower-yielding average balances deposited with the Federal Reserve Bank (FRB).

Year-to-Date Analysis of Net Interest Income & Rate/Volume

	Nine Months Ended
	September 30, 2018			September 30, 2017
(dollar amounts in millions)	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Commercial loans	$30,494	$1,037	4.54%	$30,313	$851	3.76%
Real estate construction loans	3,152	120	5.08	2,934	90	4.09
Commercial mortgage loans	9,158	315	4.61	8,988	265	3.94
Lease financing	462	13	3.85	522	9	2.40
International loans	1,017	37	4.88	1,168	35	3.96
Residential mortgage loans	1,988	56	3.76	1,981	55	3.71
Consumer loans	2,473	80	4.32	2,525	69	3.63
Total loans	48,744	1,658	4.55	48,431	1,374	3.79

Mortgage-backed securities	9,109	158	2.25	9,335	150	2.16
Other investment securities	2,714	36	1.72	2,890	36	1.66
Total investment securities	11,823	194	2.13	12,225	186	2.04

Interest-bearing deposits with banks	4,625	63	1.82	5,598	44	1.03
Other short-term investments	134	—	0.90	92	—	0.66
Total earning assets	65,326	1,915	3.90	66,346	1,604	3.23

Cash and due from banks	1,200			1,187
Allowance for loan losses	(702)			(728)
Accrued income and other assets	4,865			4,665
Total assets	$70,689			$71,470

Money market and interest-bearing checking deposits	$22,219	72	0.43	$21,645	23	0.14
Savings deposits	2,205	1	0.04	2,127	—	0.02
Customer certificates of deposit	2,093	6	0.40	2,543	6	0.37
Foreign office time deposits	30	—	1.17	59	—	0.60
Total interest-bearing deposits	26,547	79	0.40	26,374	29	0.15

Short-term borrowings	59	1	1.79	331	3	1.14
Medium- and long-term debt	5,647	97	2.27	5,084	56	1.46
Total interest-bearing sources	32,253	177	0.73	31,789	88	0.37

Noninterest-bearing deposits	29,457			30,754
Accrued expenses and other liabilities	1,072			988
Total shareholders’ equity	7,907			7,939
Total liabilities and shareholders’ equity	$70,689			$71,470

Net interest income/rate spread		$1,738	3.17		$1,516	2.86

Impact of net noninterest-bearing sources of funds			0.37			0.19
Net interest margin (as a percentage of average earning assets)			3.54%			3.05%

Year-to-Date Analysis of Net Interest Income & Rate/Volume (continued)

	Nine Months Ended
	September 30, 2018/September 30, 2017
(in millions)	Increase Due to Rate	Increase (Decrease) Due to Volume (a)	Net Increase (Decrease)
Interest Income:
Loans	$273	$11	$284
Investment securities	9	(1)	8
Interest-bearing deposits with banks	32	(13)	19
Total interest income	314	(3)	311
Interest Expense:
Interest-bearing deposits	49	1	50
Short-term borrowings	2	(4)	(2)
Medium- and long-term debt	35	6	41
Total interest expense	86	3	89
Net interest income	$228	$(6)	$222

(a)	Rate/volume variances are allocated to variances due to volume.
Net interest income was $1.7 billion for the nine months ended September 30, 2018, an increase of $222 million, compared to $1.5 billion for the nine months ended September 30, 2017. The increase in net interest income primarily reflected the net benefit from higher rates. The impact of a $973 million decrease in interest-bearing deposits with banks, primarily FRB deposits, and a $563 million increase in medium- and long-term debt were partially offset by the benefit from a $313 million increase in average loans and a $272 million decrease in short-term borrowings. The net interest margin for the nine months ended September 30, 2018 increased 49 basis points to 3.54 percent, from 3.05 percent for the comparable period in 2017, reflecting the net benefit from higher rates and the decrease in lower-yielding average balances deposited with the FRB.
For further discussion of the effects of market rates on net interest income, refer to the "Market and Liquidity Risk" section of this financial review.
Provision for Credit Losses
There was no provision for credit losses for the three months ended September 30, 2018, compared to a provision of $24 million for the three months ended September 30, 2017. The provision for credit losses was a $17 million benefit for the nine months ended September 30, 2018, compared to a provision expense of $57 million for the nine months ended September 30, 2017. The provision for credit losses includes both the provision for loan losses and the provision for credit losses on lending-related commitments. The provision for loan losses is recorded to maintain the allowance for loan losses at the level deemed appropriate by the Corporation to cover probable credit losses inherent in the portfolio and includes qualitative adjustments for factors that have not been fully accounted for in the quantitative reserve calculations. For example, a qualitative reserve has been established for risks associated with recently imposed tariffs and ongoing trade negotiations.
The provision for loan losses decreased $30 million to $1 million for the three months ended September 30, 2018, compared to $31 million for the three months ended September 30, 2017. The decrease in the provision primarily reflected improved credit quality in most lines of business driven by lower net charge-offs and criticized loans. Net loan charge-offs decreased $10 million to $15 million for the three months ended September 30, 2018, compared to net loan charge-offs of $25 million for the three months ended September 30, 2017. The decrease in net charge-offs was primarily driven by Energy. The provision for loan losses decreased $65 million from a provision expense of $57 million for the nine months ended September 30, 2017 to a benefit of $8 million for the nine months ended September 30, 2018. The decrease in the provision was driven by the same reasons discussed above. Net loan charge-offs decreased $36 million to $40 million for the nine months ended September 30, 2018, compared to net loan charge-offs of $76 million for the nine months ended September 30, 2017. The decrease in net charge-offs was driven by decreases in Energy and Technology and Life Sciences.
The provision for credit losses on lending-related commitments is recorded to maintain the allowance for credit losses on lending-related commitments at the level deemed appropriate by the Corporation to cover probable credit losses inherent in lending-related commitments. The provision for credit losses on lending-related commitments increased $6 million, from a benefit of $7 million for the three months ended September 30, 2017 to a benefit of $1 million for the three months ended September 30, 2018. The decrease in benefit primarily reflected credit quality improvements in the letter of credit and commercial commitments portfolio recognized in the three months ended September 30, 2017. The provision for credit losses on lending-related commitments was a benefit of $9 million for the nine months ended September 30, 2018, compared to no provision for the nine months ended September 30, 2017. The increase in the provision benefit primarily reflected a decrease in commercial commitments, primarily in Energy. There were no lending-related commitment charge-offs for the three- and nine-month periods ended September 30, 2018 and 2017.
An analysis of the allowance for credit losses and nonperforming assets is presented under the "Credit Risk" subheading in the "Risk Management" section of this financial review.
Presentation Changes
Noninterest income and noninterest expenses for the three- and nine-month periods ended September 30, 2018 reflect certain presentation changes resulting from the adoption of Accounting Standards Codification Topic 606, "Revenue from Contracts with Customers," (Topic 606), effective January 1, 2018. These changes primarily impacted card fees and service charges on deposit accounts in noninterest income, fully offset by the impact to outside processing fee expense in noninterest expenses. See note 1 to the consolidated financial statements for further details on the adoption of Topic 606. The table below summarizes the proforma effects to the three- and nine-month periods ended September 30, 2017.

	Reported Amounts	Proforma Effects	Proforma Amounts (a)
(in millions)
Three Months Ended September 30, 2017
Card fees	$85	$(29)	$56
Service charges on deposit accounts	57	(1)	56
Total noninterest income	275	(30)	245

Outside processing fee expense	92	(30)	62
Total noninterest expenses	463	(30)	433

Nine Months Ended September 30, 2017
Card fees	$242	$(80)	$162
Service charges on deposit accounts	172	(4)	168
Total noninterest income	822	(84)	738

Outside processing fee expense	267	(84)	183
Total noninterest expenses	1,377	(84)	1,293
(a) The Corporation believes proforma noninterest income and noninterest expenses (each a non-GAAP measure) provides a greater understanding of ongoing operations and enhances comparability of results with prior periods.
Noninterest Income

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2018	2017	2018	2017
Card fees	$61	$85	$180	$242
Service charges on deposit accounts	53	57	160	172
Fiduciary income	51	48	155	148
Commercial lending fees	21	21	62	63
Letter of credit fees	9	11	30	34
Bank-owned life insurance	11	12	29	31
Foreign exchange income	12	11	36	33
Brokerage fees	7	6	20	17
Net securities losses	(20)	—	(19)	—
Other noninterest income	29	24	73	82
Total noninterest income	$234	$275	$726	$822
Noninterest income decreased $41 million to $234 million for the three months ended September 30, 2018, compared to $275 million for the same period in 2017. The decrease included a $20 million loss on sale of securities from repositioning $1.3 billion of treasury securities by purchasing securities yielding approximately $4 million additional interest per quarter. Excluding the net losses due to repositioning the securities portfolio in the three months ended September 30, 2018 and $30 million proforma effect of Topic 606 for the same period in 2017, noninterest income increased $9 million. Increases of $5 million in card fees (proforma), $3 million in fiduciary income and smaller increases in other categories of noninterest income were partially offset by a $3 million decrease in service charges on deposit accounts (proforma). Noninterest income decreased $96 million to $726 million for the nine months ended September 30, 2018, compared to $822 million for the same period in the prior year. Excluding $20 million of net losses due to repositioning the securities portfolio in the nine months ended September 30, 2018 and the $84 million proforma effect of Topic 606 for the same period in 2017, noninterest income increased $8 million, primarily reflecting increases of $18 million in card fees (proforma) and $7 million in fiduciary income, partially offset by decreases of $8 million in service charges on deposit accounts (proforma), $4 million in letter of credit fees and $5 million in other noninterest income due to the wind down of a retirement savings program .
The following table illustrates certain categories included in other noninterest income on the Consolidated Statements of Comprehensive Income.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2018	2017	2018	2017
Customer derivative income	$8	$6	$18	$20
Investment banking fees	3	2	7	7
Deferred compensation asset returns (a)	3	1	5	6
Insurance commissions	2	2	7	6
Securities trading income	2	2	6	6
Income from principal investing and warrants	2	1	3	5
All other noninterest income	9	10	27	32
Other noninterest income	$29	$24	$73	$82

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

Noninterest Expenses

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2018	2017	2018	2017
Salaries and benefits expense	$254	$237	$759	$713
Outside processing fee expense	65	92	190	267
Net occupancy expense	38	38	113	114
Equipment expense	12	12	34	34
Restructuring charges	12	7	39	32
Software expense	32	35	95	95
FDIC insurance expense	11	13	36	38
Advertising expense	8	8	22	19
Litigation-related expense	—	—	—	(2)
Other noninterest expenses	20	21	58	67
Total noninterest expenses	$452	$463	$1,346	$1,377
Noninterest expenses decreased $11 million to $452 million for the three months ended September 30, 2018, compared to $463 million for the same period in 2017. Excluding the $30 million proforma effect of Topic 606 to the three months ended September 30, 2017, noninterest expenses increased $19 million, primarily reflecting increases of $17 million in salaries and benefits expense, $5 million in restructuring charges and $3 million in outside processing fee expense (proforma), partially offset by decreases of $3 million in software expense and $2 million in FDIC insurance expense. The increase in salaries and benefits expense primarily reflected higher share-based and incentive compensation tied to financial performance as well as merit increases, partially offset by a decrease in workforce.
Noninterest expenses decreased $31 million to $1.3 billion for the nine months ended September 30, 2018, compared to $1.4 billion for the same period in 2017. Excluding the $84 million proforma effect of Topic 606 to the nine months ended September 30, 2017, noninterest expenses increased $53 million, reflecting increases of $46 million in salaries and benefits expense and $7 million each in outside processing fee expense (proforma) and restructuring charges, partially offset by a $5 million business tax refund included in other noninterest expenses in the nine months ended September 30, 2018. The increase in salaries and benefits expense was primarily due to the same reasons as discussed above.
For further information about restructuring charges associated with the GEAR Up initiative, see note 13 to the consolidated financial statements.

Provision for Income Taxes
The provision for income taxes decreased $45 million to $63 million for the three months ended September 30, 2018, compared to $108 million for the same period in 2017, and decreased $63 million to $210 million for the nine months ended September 30, 2018, compared to $273 million for the same period in 2017. The decreases were primarily due to decreases in the statutory tax rate in 2018 resulting from the Tax Cuts and Jobs Act as well as discrete tax benefits resulting from a review of certain tax capitalization and recovery positions related to software and fixed assets included in the 2017 tax return, partially offset by lower tax benefits from employee stock transactions and higher pre-tax income. These discrete tax benefits were $23 million and $48 million for the three- and nine-month periods ended September 30, 2018, respectively, compared to $2 million and $31 million for the same periods in 2017.
STRATEGIC LINES OF BUSINESS
The Corporation has strategically aligned its operations into three major business segments: the Business Bank, the Retail Bank and Wealth Management. These business segments are differentiated based on the type of customer and the related products and services provided. In addition to the three major business segments, the Finance division is also reported as a segment. The Other category includes items not directly associated with these business segments or the Finance segment. The performance of the business segments is not comparable with the Corporation's consolidated results and is not necessarily comparable with similar information for any other financial institution. Additionally, because of the interrelationships of the various segments, the information presented is not indicative of how the segments would perform if they operated as independent entities. Market segment results are also provided for the Corporation's three primary geographic markets: Michigan, California and Texas. In addition to the three primary geographic markets, Other Markets is also reported as a market segment. Note 14 to the consolidated financial statements describes the business activities of each business segment and presents financial results of these business and market segments for the three- and nine-month periods ended September 30, 2018 and 2017.
The Corporation's management accounting system assigns balance sheet and income statement items to each segment using certain methodologies, which are regularly reviewed and refined. These methodologies may be modified as the management accounting system is enhanced and changes occur in the organizational structure and/or product lines. During the third quarter 2018, the Small Business component was reclassified from Retail Bank to Business Bank. Results in all periods presented have been adjusted to reflect the change in organizational structure. Note 23 to the consolidated financial statements in the Corporation's 2017 Annual Report describes the Corporation's segment reporting methodology.
Net interest income for each segment reflects the interest income generated by earning assets less interest expense on interest-bearing liabilities plus the net impact from associated internal funds transfer pricing (FTP). The FTP methodology allocates each business segment credits for deposits and other funds provided and charges each business segment for loans and other assets being funded. FTP crediting rates for deposits and other funds provided reflect the long-term value of deposits and other funding sources, based on their implied maturities. FTP charge rates for funding loans and other assets reflect a matched cost of funds based on the pricing and duration characteristics of the assets. Therefore, net interest income for each segment primarily reflects the volume and associated FTP impacts of loan and deposit levels. FTP crediting rates on deposits were higher in the nine months ended September 30, 2018 than in the same period in the prior year, and as a result, net interest income for deposit-providing business segments has been positively impacted during the current year. As overall market rates increased, FTP charges for funding loans increased for asset-generating business segments in the nine months ended September 30, 2018, compared to the same period in the prior year.
The following sections present a summary of the performance of each of the Corporation's business and market segments for the nine months ended September 30, 2018 compared to the same period in the prior year. The proforma effect of Topic 606 to the nine months ended September 30, 2017, reducing both noninterest income and noninterest expenses by $84 million, primarily impacted the Business Bank and Other Markets segments.

Business Segments
The following table presents net income (loss) by business segment.

	Nine Months Ended September 30,
(dollar amounts in millions)	2018		2017
Business Bank	$755	85%	$561	91%
Retail Bank	42	5	(8)	(1)
Wealth Management	88	10	63	10
	885	100%	616	100%
Finance	(5)		(21)
Other (a)	45		36
Total	$925		$631

(a)
Included discrete tax benefits of $48 million and $31 million for the nine months ended September 30, 2018 and 2017, respectively, and items not directly associated with the three major business segments or the Finance Division.

The Business Bank's net income increased $194 million to $755 million. Average loans increased $471 million and average deposits decreased $1.8 billion. Net interest income increased $81 million to $1.2 billion. An increase in loan income of $260 million was mostly offset by a $25 million increase in deposit costs and a $156 million increase in allocated net FTP charges. The FTP allocation reflected an increase in funding charges as well as increases in crediting rates on deposits as a result of higher short-term rates. The provision for credit losses decreased $61 million to a benefit of $9 million, primarily reflecting decreases in Technology and Life Sciences as well as Corporate Banking. Net credit-related charge-offs decreased $39 million to $40 million, primarily reflected decreases in Energy, Technology and Life Sciences and Small Business. Excluding the $74 million proforma effect to the prior year of Topic 606, noninterest income increased $4 million, and noninterest expenses increased $30 million. Noninterest income was primarily impacted by a $17 million increase in card fees (proforma), partially offset by decreases of $6 million in service charges on deposit accounts (proforma) and $4 million each in customer derivative income and letter of credit fees. The increase in noninterest expenses primarily reflected increases of $9 million in outside processing fee expense (proforma), $6 million in salaries and benefits expense, $5 million in disposals of fixed assets, $3 million in restructuring charges and smaller increases in other categories of noninterest expenses.
The Retail Bank's net income increased $50 million to $42 million. Average loans were stable and average deposits increased $168 million. Net interest income increased $72 million to $402 million. A $72 million increase in allocated net FTP credits and an increase in loan income of $10 million were partially offset by a $9 million increase in deposit costs. The FTP allocation reflected an increase in funding charges as well as increases in crediting rates on deposits as a result of higher short-term rates. The provision for credit losses decreased $5 million to a benefit of $2 million. There were no net credit-related charge-offs compared to $1 million for the same period in the prior year. Excluding the $9 million proforma effect to the prior year of Topic 606, noninterest income decreased $7 million and noninterest expenses increased $3 million. Noninterest income was primarily impacted by decreases of $5 million in revenue related to a retirement savings program being wound down and $2 million in service charges on deposit accounts (proforma), partially offset by a $2 million increase in card fees (proforma). Noninterest expenses were primarily impacted by an $8 million increase in salaries and benefits expense, partially offset by a $3 million decrease in outside processing fee expense (proforma) and smaller decreases in other categories of noninterest expenses.
Wealth Management's net income increased $25 million to $88 million. Net interest income increased $8 million to $133 million. The provision for credit losses decreased $7 million to a benefit of $1 million. There were no net credit-related charge-offs compared to net credit-related recoveries of $4 million for the same period in the prior year. Noninterest income increased $10 million to $201 million, primarily reflecting a $7 million increase in fiduciary income and a $2 million increase in investment banking income. Noninterest expenses increased $7 million to $218 million, primarily reflecting increases of $5 million in salaries and benefits expense and $2 million in corporate overhead as well as smaller increases in other categories of noninterest expense.
The net loss in the Finance segment of $5 million decreased $16 million from $21 million, primarily reflecting an increase in net FTP revenue as a result of higher rates charged to the business segments under the Corporation's internal FTP methodology, partially offset by $15 million of net losses due to repositioning the securities portfolio.

Market Segments
The following table presents net income by market segment.

	Nine Months Ended September 30,
(dollar amounts in millions)	2018		2017
Michigan	$225	25%	$183	30%
California	293	34	173	28
Texas	163	18	126	20
Other Markets	204	23	134	22
	885	100%	616	100%
Finance & Other (a)	40		15
Total	$925		$631

(a)
Included discrete tax benefits of $48 million and $31 million for the nine months ended September 30, 2018 and 2017, respectively, and items not directly associated with the three major business segments or the Finance Division.

The Michigan market's net income increased $42 million to $225 million. Average loans were stable and average deposits decreased $878 million. Net interest income increased $57 million to $540 million. An increase in loan income of $73 million was partially offset by a $14 million increase in deposit costs and a $1 million increase in allocated net FTP charges. The FTP allocation reflected an increase in funding charges as well as increases in crediting rates on deposits as a result of higher short-term rates. The provision for credit losses increased $35 million to $38 million, primarily reflecting an increase in general Middle Market, National Dealer Services and Small Business. The increases were also driven by qualitative reserve adjustments. Net credit-related charge-offs increased $9 million to $7 million from net credit-related recoveries of $2 million, primarily reflecting an increase in general Middle Market. Excluding the $10 million proforma effect to the prior year of Topic 606, noninterest income decreased $11 million and noninterest expense increased $3 million. The decrease in noninterest income primarily reflected decreases of $7 million in fiduciary income and $5 million in service charges on deposit accounts (proforma), partially offset by a $2 million increase in card fees (proforma). Noninterest expenses were primarily impacted by an increase of $6 million in salaries and benefits expense as well as a $6 million decrease in net gains recognized on sales of assets, partially offset by smaller decreases in other categories of noninterest expenses.
The California market's net income increased $120 million to $293 million. Average loans increased $354 million and average deposits decreased $426 million. Net interest income increased $61 million to $582 million. An increase in loan income of $116 million was partially offset by a $14 million increase in deposit costs and a $41 million increase in allocated net FTP charges. The FTP allocation reflected an increase in funding charges as well as an increase in crediting rates on deposits as a result of higher short-term rates. The provision for credit losses decreased $76 million to a benefit of $5 million, primarily due to decreases in Technology and Life Sciences, general Middle Market and Corporate Banking. Net credit-related charge-offs decreased $10 million to $18 million, primarily reflecting decreases in Technology and Life Sciences and Corporate Banking, partially offset by an increase in general Middle Market. Excluding the $5 million proforma effect to the prior year of Topic 606, noninterest income increased $1 million and noninterest expense increased $25 million. Noninterest income was primarily impacted by a $3 million increase in card fees (proforma) and smaller increases in other categories of noninterest income, partially offset by decreases of $2 million each in service charges on deposit accounts (proforma), letter of credit fees and warrant income. The increase in noninterest expenses primarily reflected increases of $4 million each in salaries and benefits expense and restructuring charges, $3 million in outside processing fee expense (proforma), a $3 million increase due to a favorable litigation-related settlement in the first quarter 2017 and smaller increases in other categories of noninterest expenses.
The Texas market's net income increased $37 million to $163 million. Average loans decreased $231 million and average deposits decreased $694 million. Net interest income increased $16 million to $353 million. An increase in loan income of $47 million was mostly offset by a $28 million increase in allocated net FTP charges. The FTP allocation reflected an increase in funding charges as well as increases in crediting rates on deposits as a result of higher short-term rates. The provision for credit losses was impacted by an $8 million decrease in provision benefit to $37 million, primarily due to improved credit quality and a large decrease in Energy loans during 2017. Net credit-related charge-offs decreased $25 million to $11 million, primarily reflecting decreases in general Middle Market and Energy. Excluding the $4 million proforma effect to the prior year of Topic 606, noninterest income was unchanged and noninterest expenses decreased $4 million.
Other Markets' net income increased $70 million to $204 million. Average loans increased $270 million and average deposits increased $173 million. Net interest income increased $26 million to $260 million. An increase in loan income of $49 million was offset by an $8 million increase in deposit costs and a $16 million increase in allocated net FTP charges. The FTP allocation reflected an increase in funding charges as well as increases in crediting rates on deposits as a result of higher short-term rates. The provision for credit losses decreased $41 million to a benefit of $9 million, primarily reflecting decreases in Small Business, Corporate Banking and Technology and Life Sciences. Net credit-related charge-offs decreased $10 million to $4 million, primarily reflecting decreases in Small Business and Technology and Life Sciences. Excluding the $65 million proforma effect to the prior year of Topic 606, both noninterest income and noninterest expenses increased $17 million. Noninterest income was primarily impacted by increases of $12 million each in fiduciary income and card fees (proforma), partially offset by a $5 million decrease in customer derivative income. The increase in noninterest expenses primarily reflected a $7 million increase in salaries and benefits expense and smaller increases in other categories of noninterest expenses.
Net income in the Finance & Other category increased $25 million to $40 million, primarily reflecting an increase in FTP revenue as a result of higher rates charged to the market segments under the Corporation's internal FTP methodology and a $17 million increase in discrete tax benefits, partially offset by $15 million of net losses due to repositioning the securities portfolio.
The following table lists the Corporation's banking centers by geographic market segment.

	September 30,
	2018	2017
Michigan	193	195
Texas	121	122
California	96	97
Other Markets:
Arizona	17	17
Florida	7	7
Canada	1	1
Total	435	439
FINANCIAL CONDITION
Total assets decreased $119 million to $71.4 billion at September 30, 2018, compared to $71.6 billion at December 31, 2017, driven by decreases of $493 million in cash and due from banks and $342 million in investment securities, mostly offset by increases of $487 million in interest-bearing deposits with banks and $298 million in accrued income and other assets. On an average basis, total assets decreased $188 million to $71.2 billion in the third quarter 2018, compared to $71.4 billion in the fourth quarter 2017, driven by decreases of $394 million in average investment securities and $349 million in average loans, partially offset by an increase of $375 million in interest-bearing deposits with banks.
The following tables provide information about the change in the Corporation's average loan portfolio in the third quarter 2018, compared to the fourth quarter 2017, by loan type and geographic market.

	Three Months Ended			Percent Change
(dollar amounts in millions)	September 30, 2018	December 31, 2017	Change
Average Loans:
Commercial loans	$30,371	$30,719	$(348)	(1)%
Real estate construction loans	3,198	3,031	167	5
Commercial mortgage loans	9,084	9,054	30	—
Lease financing	464	470	(6)	(1)
International loans	1,072	1,122	(50)	(5)
Residential mortgage loans	1,962	2,014	(52)	(3)
Consumer loans	2,433	2,523	(90)	(4)
Total loans	$48,584	$48,933	$(349)	(1)%
Average Loans By Geographic Market:
Michigan	$12,424	$12,798	$(374)	(3)%
California	18,074	18,236	(162)	(1)
Texas	9,702	9,795	(93)	(1)
Other Markets	8,384	8,104	280	3
Total loans	$48,584	$48,933	$(349)	(1)%
The decrease in average loans was largely attributed to decreases in Corporate Banking and Private Banking, partially offset by an increase in Technology and Life Sciences.
Total liabilities increased $58 million to $63.7 billion at September 30, 2018, compared to $63.6 billion at December 31, 2017, primarily reflecting increases of $1.8 billion in medium- and long-term debt and $873 million in interest-bearing deposits, mostly offset by a $2.8 billion decrease in noninterest-bearing deposits. The decrease in noninterest-bearing deposits included a $1.2 billion decrease due to the timing of government card program funding by the U.S. Treasury. The increase in medium- and long-term debt reflected a $1.0 billion increase in FHLB advances during the first quarter 2018 and an issuance of $850 million in medium-term notes during the third quarter 2018. On an average basis, total liabilities decreased $18 million in the third quarter

2018, compared to the fourth quarter 2017, due to a $1.5 billion decrease in total deposits, offset by a $1.5 billion increase in medium- and long-term debt. The decrease in average total deposits primarily reflected a decrease in general Middle Market, driven by Municipalities.
Capital
Total shareholders' equity decreased $177 million to $7.8 billion at September 30, 2018, compared to $8.0 billion at December 31, 2017. The following table presents a summary of changes in total shareholders' equity in the nine months ended September 30, 2018.

(in millions)
Balance at January 1, 2018		$7,963
Cumulative effect of change in accounting principles		15
Net income		925
Cash dividends declared on common stock		(210)
Purchase of common stock		(828)
Other comprehensive loss:
Investment securities	$(180)
Defined benefit and other postretirement plans	19
Total other comprehensive loss		(161)
Issuance of common stock under employee stock plans		41
Share-based compensation		41
Balance at September 30, 2018		$7,786
On July 6, 2018, the Board of Governors of the Federal Reserve System issued a statement announcing that, consistent with the recently enacted Economic Growth, Regulatory Relief and Consumer Protection Act (EGRRCPA), bank holding companies with less than $100 billion in total assets are no longer subject to certain regulations and reporting requirements, such as Dodd-Frank Act stress testing, Comprehensive Capital Analysis and Review and the Liquidity Coverage Ratio, effective immediately. EGRRCPA also revised the definition of High Volatility Commercial Real Estate (HVCRE) exposure for regulatory capital calculations. The Corporation adopted the revised HVCRE definition effective September 30, 2018. The resulting change in regulatory capital ratios was not significant.
The Corporation expects to continue to return excess capital to shareholders with a target of reaching a common equity Tier 1 capital ratio of 9.5 percent to 10 percent by the end of 2019. The timing and ultimate amount of future distributions will be subject to various factors including financial performance, capital position and market conditions.
On July 24, 2018, the Board approved a plan to repurchase up to $500 million in common shares in the third quarter as well as a 26-cent increase in the quarterly dividend to $0.60 per share, effective for the dividend paid on October 1, 2018. During the third quarter 2018, the Corporation completed the repurchase of 5.1 million common shares for $500 million through an Accelerated Share Repurchase transaction (ASR).
The Corporation announced plans to repurchase up to $500 million of common shares in the fourth quarter of 2018, under the Corporation's equity repurchase program and entered into an ASR to facilitate the repurchase. Under the terms of the ASR agreement, the Corporation received an initial delivery of common shares representing approximately 80% of the expected total to be repurchased. Subject to certain adjustments pursuant to the ASR agreement, the final number of shares repurchased and delivered under the ASR agreement will be based on the volume-weighted average share price of the Corporation's common stock during the term of the repurchase agreement, which is expected to be completed in the fourth quarter of 2018.
Authorization to repurchase up to an additional 10 million shares of Comerica Incorporated outstanding common stock was announced by the Board on July 24, 2018. This is in addition to the 6.2 million shares and 800 thousand warrants remaining at June 30, 2018 under the Board's prior authorizations for the equity repurchase program initially approved in November 2010. Including the July 24, 2018 authorization, a total of 65.2 million shares and 14.1 million warrants (12.1 million share-equivalents) have been authorized for repurchase under the equity repurchase program since its inception in 2010. There is no expiration date for the Corporation's equity repurchase program.

The following table summarizes the Corporation's repurchase activity during the nine months ended September 30, 2018.

(shares in thousands)	Total Number of Shares and Warrants Purchased as Part of Publicly Announced Repurchase Plans or Programs (a)	Remaining Repurchase Authorization (b)		Total Number of Shares and Warrants Purchased (c)	Average Price Paid Per Share
Total first quarter 2018	1,565	8,714		1,674	$95.16
Total second quarter 2018	1,755	6,952		1,759	96.32
July 2018	4,140	12,791	(d)	4,142	97.32
August 2018	—	12,744		—	—
September 2018	997	11,706		1,001	97.31
Total third quarter 2018	5,137	11,706		5,143	97.32
Total 2018 year-to-date	8,457	11,706		8,576	96.69

(a)
The Corporation made no repurchases of warrants under the repurchase program during the nine months ended September 30, 2018. Upon exercise of a warrant, the number of shares with a value equal to the aggregate exercise price is withheld from an exercising warrant holder as payment (known as a "net exercise provision"). During the nine months ended September 30, 2018, Comerica withheld the equivalent of approximately 67,000 shares to cover an aggregate $2 million in exercise price and issued approximately 157,000 shares to the exercising warrant holders. Shares withheld in connection with the net exercise provision are not included in the total number of shares or warrants purchased in the above table.

(b)	Maximum number of shares and warrants that may yet be purchased under the publicly announced plans or programs.

(c)
Includes approximately 119,000 shares purchased pursuant to deferred compensation plans and shares purchased from employees to pay for taxes related to restricted stock vesting under the terms of an employee share-based compensation plan during the nine months ended September 30, 2018. These transactions are not considered part of the Corporation's repurchase program.

(d)	Includes July 24, 2018 equity repurchase authorization for an additional 10 million shares.
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

(a)
In addition to the minimum risk-based capital requirements, the Corporation is required to maintain a minimum capital conservation buffer, in the form of common equity, in order to avoid restrictions on capital distributions and discretionary bonuses. The required amount of the capital conservation buffer is being phased in and ultimately increases to 2.5% on January 1, 2019. The capital conservation buffer indicated above is as of September 30, 2018.

The Corporation's capital ratios exceeded minimum regulatory requirements as follows:

	September 30, 2018		December 31, 2017
(dollar amounts in millions)	Capital/Assets	Ratio	Capital/Assets	Ratio
Common equity tier 1 and tier 1 risk based (a)	$7,750	11.66%	$7,773	11.68%
Total risk-based (a)	9,132	13.74	9,211	13.84
Leverage (a)	7,750	10.85	7,773	10.89
Common equity	7,786	10.90	7,963	11.13
Tangible common equity (b)	7,145	10.09	7,320	10.32
Risk-weighted assets (a)	66,476		66,575

(a)	September 30, 2018 capital, risk-weighted assets and ratios are estimated.

(b)	See Supplemental Financial Data section for reconcilements of non-GAAP financial measures.
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
The allowance for loan losses was $664 million at September 30, 2018, compared to $712 million at December 31, 2017, a decrease of $48 million, or 7 percent. As a percentage of total loans, the allowance for loan losses was 1.35 percent at September 30, 2018, compared to 1.45 percent at December 31, 2017. The decrease in the allowance for loan losses reflected continued improvement in credit quality of the portfolio, including a $561 million decline in criticized loans and lower levels of net loan charge-offs.
The allowance for credit losses on lending-related commitments includes specific allowances, based on individual evaluations of certain letters of credit in a manner consistent with business loans, and allowances based on the pool of the remaining letters of credit and all unused commitments to extend credit within each internal risk rating. The allowance for credit losses on lending-related commitments was $33 million and $42 million at September 30, 2018 and December 31, 2017, respectively. The decrease in the allowance reflected decreases in commercial commitments, primarily related to Energy.
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
The following table presents a summary of nonperforming assets and past due loans.

(dollar amounts in millions)	September 30, 2018	December 31, 2017
Nonaccrual loans:
Business loans:
Commercial	$149	$309
Commercial mortgage	22	31
Lease financing	2	4
International	4	6
Total nonaccrual business loans	177	350
Retail loans:
Residential mortgage	34	31
Consumer:
Home equity	19	21
Total nonaccrual retail loans	53	52
Total nonaccrual loans	230	402
Reduced-rate loans	9	8
Total nonperforming loans	239	410
Foreclosed property	1	5
Total nonperforming assets	$240	$415
Nonperforming loans as a percentage of total loans	0.49%	0.83%
Nonperforming assets as a percentage of total loans and foreclosed property	0.49	0.84
Allowance for loan losses as a multiple of total nonperforming loans	2.8x	1.7x
Loans past due 90 days or more and still accruing	$28	$35
Loans past due 90 days or more and still accruing as a percentage of total loans	0.06%	0.07%
Nonperforming assets decreased $175 million, or 42 percent, to $240 million at September 30, 2018 from $415 million at December 31, 2017. The decrease in nonperforming assets primarily reflected a decrease of $160 million in nonaccrual commercial loans, with the largest decreases in Energy, Corporate Banking and Commercial Real Estate.

The following table presents a summary of TDRs at September 30, 2018 and December 31, 2017.

(in millions)	September 30, 2018	December 31, 2017
Nonperforming TDRs:
Nonaccrual TDRs	$97	$182
Reduced-rate TDRs	9	8
Total nonperforming TDRs	106	190
Performing TDRs (a)	120	123
Total TDRs	$226	$313

(a)	TDRs that do not include a reduction in the original contractual interest rate which are performing in accordance with their modified terms.
At September 30, 2018, nonaccrual TDRs and performing TDRs included $40 million and $59 million of Energy loans, respectively, compared to $82 million and $43 million, respectively, at December 31, 2017.
The following table presents a summary of changes in nonaccrual loans.

	Three Months Ended
(in millions)	September 30, 2018	June 30, 2018	March 31, 2018
Balance at beginning of period	$254	$326	$402
Loans transferred to nonaccrual (a)	35	49	71
Nonaccrual loan gross charge-offs	(25)	(20)	(37)
Loans transferred to accrual status (a)	—	—	(3)
Nonaccrual loans sold	(9)	(15)	(10)
Payments/other (b)	(25)	(86)	(97)
Balance at end of period	$230	$254	$326

(a)	Based on an analysis of nonaccrual loans with book balances greater than $2 million.

(b)
Includes net changes related to nonaccrual loans with balances less than $2 million, payments on nonaccrual loans with book balances greater than $2 million and transfers of nonaccrual loans to foreclosed property.

There were seven borrowers with balances greater than $2 million, totaling $35 million, transferred to nonaccrual status in the third quarter 2018, compared to ten borrowers, totaling $49 million, in the second quarter 2018.
The following table presents the composition of nonaccrual loans by balance and the related number of borrowers at September 30, 2018 and December 31, 2017.

	September 30, 2018		December 31, 2017
(dollar amounts in millions)	Number of Borrowers	Balance	Number of Borrowers	Balance
Under $2 million	843	$86	939	$85
$2 million - $5 million	12	35	16	47
$5 million - $10 million	10	57	12	93
$10 million - $25 million	4	52	8	130
Greater than $25 million	—	—	1	47
Total	869	$230	976	$402

The following table presents a summary of nonaccrual loans at September 30, 2018 and loans transferred to nonaccrual and net loan charge-offs for the three months ended September 30, 2018, based primarily on North American Industry Classification System (NAICS) categories.

	September 30, 2018		Three Months Ended September 30, 2018
(dollar amounts in millions)	Nonaccrual Loans		Loans Transferred to Nonaccrual (a)		Net Loan Charge-Offs (Recoveries)
Industry Category
Mining, Quarrying and Oil & Gas Extraction	$53	23%	$12	34%	$3
Manufacturing	43	19	5	14	5
Residential Mortgage	34	15	3	9	—
Services	19	8	12	34	4
Contractors	15	7	—	—	(1)
Real Estate & Home Builders	12	5	3	9	2
Wholesale Trade	10	4	—	—	4
Information & Communication	6	3	—	—	(1)
Health Care & Social Assistance	5	2	—	—	—
Other (b)	33	14	—	—	(1)
Total	$230	100%	$35	100%	$15

(a)	Based on an analysis of nonaccrual loans with book balances greater than $2 million.

(b)	Consumer, excluding residential mortgage and certain personal purpose nonaccrual loans and net charge-offs, are included in the Other category.
Loans past due 90 days or more and still accruing interest generally represent loans that are well collateralized and in the process of collection. Loans past due 90 days or more were $28 million at September 30, 2018 compared to $35 million at December 31, 2017. Loans past due 30-89 days decreased $76 million to $226 million at September 30, 2018, compared to $302 million at December 31, 2017. An aging analysis of loans included in note 4 to the consolidated financial statements provides further information about the balances comprising past due loans.
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

(dollar amounts in millions)	September 30, 2018	June 30, 2018	December 31, 2017
Total criticized loans	$1,670	$1,765	$2,231
As a percentage of total loans	3.4%	3.5%	4.5%
The $561 million decrease in criticized loans in the nine months ended September 30, 2018 included decreases of $239 million in Energy and $158 million in general Middle Market.
The following table presents a summary of changes in foreclosed property.

	Three Months Ended
(in millions)	September 30, 2018	June 30, 2018	December 31, 2017
Balance at beginning of period	$2	$5	$6
Acquired in foreclosure	—	1	2
Foreclosed property sold (a)	(1)	(4)	(3)
Balance at end of period	$1	$2	$5
(a) Net gain on foreclosed property sold	$—	$1	$1

Commercial Real Estate Lending
The following table summarizes the Corporation's commercial real estate loan portfolio by loan category.

(in millions)	September 30, 2018	December 31, 2017
Real estate construction loans:
Commercial Real Estate business line (a)	$2,780	$2,630
Other business lines (b)	378	331
Total real estate construction loans	$3,158	$2,961
Commercial mortgage loans:
Commercial Real Estate business line (a)	$1,760	$1,831
Other business lines (b)	7,259	7,328
Total commercial mortgage loans	$9,019	$9,159

(a)	Primarily loans to real estate developers.

(b)	Primarily loans secured by owner-occupied real estate.
The Corporation limits risk inherent in its commercial real estate lending activities by monitoring borrowers directly involved in the commercial real estate markets and adhering to conservative policies on loan-to-value ratios for such loans. Commercial real estate loans, consisting of real estate construction and commercial mortgage loans, totaled $12.2 billion at September 30, 2018, of which $4.5 billion, or 37 percent, were to borrowers in the Commercial Real Estate business line, which includes loans to real estate developers, an increase of $79 million compared to December 31, 2017. The remaining $7.7 billion, or 63 percent, of commercial real estate loans in other business lines consisted primarily of owner-occupied commercial mortgages, which bear credit characteristics similar to non-commercial real estate business loans.
The real estate construction loan portfolio primarily contains loans made to long-tenured customers with satisfactory completion experience. Credit quality in the real estate construction loan portfolio was strong, with criticized loans of $31 million and $4 million at September 30, 2018 and December 31, 2017, respectively, and no real estate construction loan charge-offs in either of the nine-month periods ended September 30, 2018 and 2017.
Loans in the commercial mortgage portfolio generally mature within three to five years. Criticized commercial mortgage loans in the Commercial Real Estate business line totaled $62 million and $72 million at September 30, 2018 and December 31, 2017, respectively. In other business lines, $215 million and $229 million of commercial mortgage loans were criticized at September 30, 2018 and December 31, 2017, respectively. Commercial mortgage loan net recoveries were $1 million and $5 million for the nine months ended September 30, 2018 and 2017, respectively.
Residential Real Estate Lending
The following table summarizes the Corporation's residential mortgage and home equity loan portfolios by geographic market.

	September 30, 2018				December 31, 2017
(dollar amounts in millions)	Residential Mortgage Loans	% of Total	Home Equity Loans	% of Total	Residential Mortgage Loans	% of Total	Home Equity Loans	% of Total
Geographic market:
Michigan	$397	21%	$644	37%	$387	19%	$705	39%
California	978	50	684	40	1,023	52	718	40
Texas	312	16	338	20	297	15	335	18
Other Markets	260	13	60	3	281	14	58	3
Total	$1,947	100%	$1,726	100%	$1,988	100%	$1,816	100%
Residential real estate loans, which consist of traditional residential mortgages and home equity loans and lines of credit, totaled $3.7 billion at September 30, 2018. The residential real estate portfolio is principally located within the Corporation's primary geographic markets. Substantially all residential real estate loans past due 90 days or more are placed on nonaccrual status, and substantially all junior lien home equity loans that are current or less than 90 days past due are placed on nonaccrual status if full collection of the senior position is in doubt. At no later than 180 days past due, such loans are charged off to current appraised values less costs to sell.
Residential mortgages totaled $1.9 billion at September 30, 2018 and were primarily larger, variable-rate mortgages originated and retained for certain private banking relationship customers. Of the $1.9 billion of residential mortgage loans outstanding, $34 million were on nonaccrual status at September 30, 2018. The home equity portfolio totaled $1.7 billion at September 30, 2018, of which $1.6 billion was outstanding under primarily variable-rate, interest-only home equity lines of credit, $130 million were on amortizing status and $37 million were closed-end home equity loans. Of the $1.7 billion of home equity loans outstanding, $19 million were on nonaccrual status at September 30, 2018. A majority of the home equity portfolio was secured by junior liens at September 30, 2018.
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
The following table summarizes information about the Corporation's portfolio of Energy loans.

	September 30, 2018				December 31, 2017
(dollar amounts in millions)	Outstandings		Nonaccrual	Criticized (a)	Outstandings		Nonaccrual	Criticized (a)
Exploration and production (E&P)	$1,499	82%	51	$184	$1,346	73%	$94	$376
Midstream	233	13	—	55	295	16	—	37
Services	100	5	2	30	195	11	14	95
Total Energy business line	$1,832	100%	$53	$269	$1,836	100%	$108	$508
As a percentage of total Energy loans			3%	15%			6%	28%

(a)	Includes nonaccrual loans.
Loans in the Energy business line totaled $1.8 billion, or approximately 4 percent of total loans, at both September 30, 2018 and December 31, 2017. Total exposure, including unused commitments to extend credit and letters of credit, was approximately $4 billion at both September 30, 2018 and December 31, 2017.
The Corporation's allowance methodology considers the various risk elements within the loan portfolio. The Corporation continued to incorporate a qualitative reserve component for Energy loans at September 30, 2018. There were $3 million and $7 million in net credit-related charge-offs for the three- and nine-month periods ended September 30, 2018, respectively compared to $9 million and $24 million for the same periods in 2017.
Automotive Lending
Substantially all dealer loans are in the National Dealer Services business line. Loans in the National Dealer Services business line primarily include floor plan financing and other loans to automotive dealerships. Floor plan loans, included in commercial loans, totaled $3.7 billion at September 30, 2018, a decrease of $615 million compared to $4.4 billion at December 31, 2017. At September 30, 2018 and December 31, 2017, other loans to automotive dealers in the National Dealer Services business line totaled $3.2 billion and $3.1 billion, respectively, including $2.0 billion and $1.9 billion of owner-occupied commercial real estate mortgage loans at September 30, 2018 and December 31, 2017, respectively. Automotive lending also includes loans to borrowers involved with automotive production, primarily Tier 1 and Tier 2 suppliers. Loans to borrowers involved with automotive production totaled $1.4 billion at September 30, 2018, compared to $1.3 billion at December 31, 2017.
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
In addition to assessing liquidity risk on a consolidated basis, Corporate Treasury also monitors the parent company's liquidity and has established limits for the minimum number of months into the future in which the parent company can meet existing and forecasted obligations without the support of additional dividends from subsidiaries. ALCO's liquidity policy requires the parent company to maintain sufficient liquidity to meet expected capital and debt obligations with a target of 24 months but no less than 18 months.
Corporate Treasury supports ALCO in measuring, monitoring and managing interest rate risk and, in coordination with Enterprise Risk, managing all other market risks. Key activities encompass: (i) providing information and analysis of the Corporation's balance sheet structure and measurement of interest rate and all other market risks; (ii) monitoring and reporting of the Corporation's positions relative to established policy limits and guidelines; (iii) developing and presenting analyses and strategies to adjust risk positions; (iv) reviewing and presenting policies and authorizations for approval; and (v) monitoring of industry trends and analytical tools to be used in the management of interest rate and all other market and liquidity risks.
Interest Rate Risk
Net interest income is the primary source of revenue for the Corporation. Interest rate risk arises in the normal course of business due to differences in the repricing and cash flow characteristics of assets and liabilities, primarily through the Corporation's core business activities of extending loans and acquiring deposits. The Corporation's balance sheet is predominantly characterized by floating-rate loans funded by core deposits. The Corporation's loan composition at September 30, 2018 was 62 percent 30-day LIBOR, 12 percent other LIBOR (primarily 60-day), 17 percent prime and 9 percent fixed rate. This creates sensitivity to interest rate movements due to the imbalance between the floating-rate loan portfolio and more slowly repricing deposit products. In addition, the growth and/or contraction in the Corporation's loans and deposits may lead to changes in sensitivity to interest rate movements in the absence of mitigating actions. Examples of such actions are purchasing fixed-rate investment securities, which provide liquidity to the balance sheet and act to mitigate the inherent interest sensitivity, as well as hedging with interest rate swaps. The Corporation actively manages its exposure to interest rate risk with the principal objective of optimizing net interest income and the economic value of equity while operating within acceptable limits established for interest rate risk and maintaining adequate levels of funding and liquidity.
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
Sensitivity of Net Interest Income to Changes in Interest Rates
The analysis of the impact of changes in interest rates on net interest income under various interest rate scenarios is management's principal risk management technique. Management models a base case net interest income under an unchanged interest rate environment. Existing derivative instruments entered into for risk management purposes are included in the analysis, but no additional hedging is currently forecasted. These derivative instruments currently comprise interest rate swaps that convert fixed-rate long-term debt to variable rates. This base case net interest income is then compared against interest rate scenarios in which rates rise or decline in a linear, non-parallel fashion from the base case over 12 months. One scenario presented increases short-term interest rates 200 basis points, resulting in an average increase in short-term interest rates of 100 basis points over the period (+200 scenario). The other scenario decreases short-term interest rates 200 basis points (but not to less than zero), resulting in an average decrease in short-term rates of 100 basis points over the period (-200 scenario).
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
The table below, as of September 30, 2018 and December 31, 2017, displays the estimated impact on net interest income during the next 12 months by relating the base case scenario results to those from the rising and declining rate scenarios described above.

	Estimated Annual Change
	September 30, 2018		December 31, 2017
(in millions)	Amount	%	Amount	%
Change in Interest Rates:
Rising 200 basis points	$181	8%	$197	9%
Declining 200 basis points	(321)	(13)	(283)	(13)

Sensitivity to rising rates changed modestly from December 31, 2017 to September 30, 2018, primarily due to balance sheet changes. The December 31, 2017 risk to declining interest rates is impacted by an assumed floor on interest rates of zero percent, and therefore simulates a decline of 150 basis points while the September 30, 2018 sensitivity reflects a decline of 200 basis points due to higher short-term rates.
Sensitivity of Economic Value of Equity to Changes in Interest Rates
In addition to the simulation analysis on net interest income, an economic value of equity analysis provides an alternative view of the interest rate risk position. The economic value of equity is the difference between the estimate of the economic value of the Corporation's financial assets, liabilities and off-balance sheet instruments, derived through discounting cash flows based on actual rates at the end of the period and the estimated economic value after applying the estimated impact of rate movements. The Corporation primarily monitors the percentage change on the base case economic value of equity. The economic value of equity analysis is based on an immediate parallel 200 basis point increase. The declining interest rate scenarios are based on decreases of 200 basis points and 150 basis points in interest rates at September 30, 2018 and December 31, 2017, respectively.
The table below, as of September 30, 2018 and December 31, 2017, displays the estimated impact on the economic value of equity from the interest rate scenario described above.

	September 30, 2018		December 31, 2017
(in millions)	Amount	%	Amount	%
Change in Interest Rates:
Rising 200 basis points	$856	6%	$1,188	9%
Declining 200 basis points	(2,761)	(20)	(2,635)	(20)
The sensitivity of the economic value of equity to a 200 basis point parallel increase in rates declined between December 31, 2017 and September 30, 2018 due to an increase in the modeled base case economic value of equity, which was driven by balance sheet changes. The percentage change in sensitivity of the economic value of equity to a parallel decrease in rates to zero during the same period was stable.
Wholesale Funding
The Corporation may access the purchased funds market when necessary, which includes a variety of funding sources. Capacity for incremental purchased funds at September 30, 2018 included short-term FHLB advances, the ability to purchase federal funds, sell securities under agreements to repurchase, as well as issue deposits through brokers. Purchased funds increased to $97 million at September 30, 2018, compared to $25 million at December 31, 2017. At September 30, 2018, the Bank had pledged loans totaling $21.9 billion which provided for up to $18.1 billion of available collateralized borrowing with the FRB.
The Bank is a member of the FHLB of Dallas, Texas, which provides short- and long-term funding to its members through advances collateralized by real estate-related assets. Actual borrowing capacity is contingent on the amount of collateral available to be pledged to the FHLB. At September 30, 2018, $15.9 billion of real estate-related loans were pledged to the FHLB as blanket collateral for current and potential future borrowings. The Corporation had $3.8 billion of outstanding borrowings maturing between 2026 and 2028 and capacity for potential future borrowings of approximately $5.2 billion.
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
Additionally, as of September 30, 2018 the Bank had the ability to issue up to $14 billion of debt under an existing $15 billion note program which allows the issuance of debt with maturities between three months and 30 years. The Corporation also maintains a shelf registration statement with the Securities and Exchange Commission from which it may issue debt and/or equity securities.
The ability of the Corporation and the Bank to raise funds at competitive rates is impacted by rating agencies' views of the credit quality, liquidity, capital and earnings of the Corporation and the Bank. As of September 30, 2018, the three major rating agencies had assigned the following ratings to long-term senior unsecured obligations of the Corporation and the Bank. A security rating is not a recommendation to buy, sell, or hold securities and may be subject to revision or withdrawal at any time by the assigning rating agency. Each rating should be evaluated independently of any other rating.

	Comerica Incorporated		Comerica Bank
September 30, 2018	Rating	Outlook	Rating	Outlook
Standard and Poor’s	BBB+	Stable	A-	Stable
Moody’s Investors Service	A3	Stable	A3	Stable
Fitch Ratings	A	Stable	A	Stable

The Corporation satisfies liquidity needs with either liquid assets or various funding sources. Liquid assets totaled $17.5 billion at September 30, 2018, compared to $17.4 billion at December 31, 2017. Liquid assets include cash and due from banks, federal funds sold, interest-bearing deposits with banks, other short-term investments and unencumbered investment securities.
The Corporation performs monthly liquidity stress testing to evaluate its ability to meet funding needs in hypothetical stressed environments. Such environments cover a series of broad events, distinguished in terms of duration and severity. The evaluation as of September 30, 2018 projected sufficient sources of liquidity were available under each series of events.

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
Goodwill
Goodwill is initially recorded as the excess of the purchase price over the fair value of net assets acquired in a business combination and is subsequently evaluated at least annually for impairment. Goodwill impairment testing is performed at the reporting unit level, equivalent to a business segment or one level below. The Corporation has three reporting units: the Business Bank, the Retail Bank and Wealth Management. At December 31, 2017, goodwill totaled $635 million, including $380 million allocated to the Business Bank, $194 million allocated to the Retail Bank and $61 million allocated to Wealth Management.
The annual test of goodwill impairment was performed as of the beginning of the third quarter of 2018. The Corporation first assessed qualitative factors to determine whether it was more likely than not that the fair value of any reporting unit was less than its carrying amount, including goodwill. Qualitative factors included economic conditions, industry and market considerations, cost factors, overall financial performance, regulatory developments and performance of the Corporation’s stock, among other events and circumstances. At the conclusion of the qualitative assessment in the third quarter 2018, the Corporation determined that it was more likely than not that the fair value of each reporting unit exceeded its carrying value.
Subsequent to the date of the annual impairment test, the Corporation reorganized certain reporting structures. As a result, Small Business Banking, formerly a component of the Retail Bank, became a component of the Business Bank. Accordingly, the Corporation reallocated $93 million of goodwill from the Retail Bank to the Business Bank. At September 30, 2018, goodwill totaled $635 million, including $473 million allocated to the Business Bank, $101 million allocated to the Retail Bank and $61 million allocated to Wealth Management. The Corporation subsequently performed an additional qualitative impairment analysis and again determined that it was more likely than not that the fair value of each reporting unit exceeded its carrying value and that performing a quantitative impairment test was not necessary.
Qualitative factors considered in the analysis of each reporting unit incorporated current economic and market conditions, including the recent Federal Reserve announcements and the impact of legislative and regulatory changes, to the extent known. However, further weakening in the economic environment, such as adverse changes in interest rates, a decline in the performance of the reporting units or other factors could cause the fair value of one or more of the reporting units to fall below their carrying value, resulting in a goodwill impairment charge. Additionally, new legislative or regulatory changes not anticipated in management's expectations may cause the fair value of one or more of the reporting units to fall below the carrying value, resulting in a goodwill impairment charge. Any impairment charge would not affect the Corporation's regulatory capital ratios, tangible common equity ratio or liquidity position.

SUPPLEMENTAL FINANCIAL DATA
The Corporation believes non-GAAP measures are meaningful because they reflect adjustments commonly made by management, investors, regulators and analysts to evaluate the adequacy of common equity and our performance trends. Tangible common equity is used by Comerica to measure the quality of capital and the return relative to balance sheet risk.
The following table provides a reconciliation of non-GAAP financial measures used in this financial review with financial measures defined by GAAP.

(dollar amounts in millions)	September 30, 2018	December 31, 2017
Tangible Common Equity Ratio:
Common shareholders' equity	$7,786	$7,963
Less:
Goodwill	635	635
Other intangible assets	6	8
Tangible common equity	$7,145	$7,320
Total assets	$71,448	$71,567
Less:
Goodwill	635	635
Other intangible assets	6	8
Tangible assets	$70,807	$70,924
Common equity ratio	10.90%	11.13%
Tangible common equity ratio	10.09	10.32
Tangible Common Equity per Share of Common Stock:
Common shareholders' equity	$7,786	$7,963
Tangible common equity	7,145	7,320
Shares of common stock outstanding (in millions)	166	173
Common shareholders' equity per share of common stock	$46.92	$46.07
Tangible common equity per share of common stock	43.05	42.34
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
ITEM 1A. Risk Factors
There has been no material change in the Corporation’s risk factors as previously disclosed in our Form 10-K for the fiscal year ended December 31, 2017 in response to Part I, Item 1A. of such Form 10-K, other than as amended in our Form 10-Q for the quarter ended June 30, 2018 in response to Part II, Item 1A. of such Form 10-Q. Such risk factors are incorporated herein by reference.

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

101
Financial statements from Quarterly Report on Form 10-Q of the Registrant for the quarter ended September 30, 2018, formatted in Extensible Business Reporting Language: (i) the Consolidated Balance Sheets (unaudited), (ii) the Consolidated Statements of Comprehensive Income (unaudited), (iii) the Consolidated Statements of Changes in Shareholders' Equity (unaudited), (iv) the Consolidated Statements of Cash Flows (unaudited) and (v) the Notes to Consolidated Financial Statements (unaudited).

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
Date: October 31, 2018