Form 10-K
period 2018-12-31
COMERICA INC /NEW/
filed 2019-02-12
CIK 28412

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
Annual Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the fiscal year ended
December 31, 2018
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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.     ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
At June 29, 2018 (the last business day of the registrant’s most recently completed second fiscal quarter), the registrant’s common stock, $5 par value, held by non-affiliates had an aggregate market value of approximately $15.3 billion based on the closing price on the New York Stock Exchange on that date of $90.92 per share. For purposes of this Form 10-K only, it has been assumed that all common shares Comerica’s Trust Department holds for Comerica’s employee plans, and all common shares the registrant’s directors and executive officers hold, are shares held by affiliates.
At February 8, 2019, the registrant had outstanding 159,000,514 shares of its common stock, $5 par value.
Documents Incorporated by Reference:
Part III: Items 10-14—Proxy Statement for the Annual Meeting of Shareholders to be held April 23, 2019.

PART I
Item 1. Business.
GENERAL
Comerica Incorporated (“Comerica”) is a financial services company, incorporated under the laws of the State of Delaware, and headquartered in Dallas, Texas. Based on total assets as reported in the most recently filed Consolidated Financial Statements for Bank Holding Companies (FR Y-9C), it was among the 25 largest commercial United States (“U.S.”) financial holding companies. Comerica was formed in 1973 to acquire the outstanding common stock of Comerica Bank, which at such time was a Michigan banking corporation and one of Michigan's oldest banks (formerly Comerica Bank-Detroit). On October 31, 2007, Comerica Bank, a Michigan banking corporation, was merged with and into Comerica Bank, a Texas banking association (“Comerica Bank”). As of December 31, 2018, Comerica owned directly or indirectly all the outstanding common stock of 2 active banking and 29 non-banking subsidiaries. At December 31, 2018, Comerica had total assets of approximately $70.8 billion, total deposits of approximately $55.6 billion, total loans (net of unearned income) of approximately $50.2 billion and shareholders’ equity of approximately $7.5 billion.
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
Comerica competes in terms of products and pricing with large national and regional financial institutions and with smaller financial institutions. Some of Comerica's larger competitors, including certain nationwide banks that have a significant presence in Comerica's market area, may make available to their customers a broader array of product, pricing and structure alternatives and, due to their asset size, may more easily absorb credit losses in a larger overall portfolio. Some of Comerica's competitors (larger or smaller) may have more liberal lending policies and processes. Increasingly, Comerica competes with other companies based on financial technology and capabilities, such as mobile banking applications and funds transfer. Further, Comerica's banking competitors may be subject to a significantly different or reduced degree of regulation due to their asset size or types of products offered. They may also have the ability to more efficiently utilize resources to comply with regulations or may be able to more effectively absorb the costs of regulations into their existing cost structure. Comerica believes that the level of competition in all geographic markets will continue to increase in the future.
In addition to banks, Comerica's banking subsidiaries also face competition from other financial intermediaries, including savings and loan associations, consumer finance companies, leasing companies, venture capital funds, credit unions, investment banks, insurance companies and securities firms. Competition among providers of financial products and services continues to increase as technology advances have lowered the barriers to entry for financial technology companies, with customers having the opportunity to select from a growing variety of traditional and nontraditional alternatives, including crowdfunding, digital wallets and money transfer services. The ability of non-banking financial institutions to provide services previously limited to commercial banks has intensified competition. Because non-banking financial institutions are not subject to many of the same regulatory restrictions as banks and bank holding companies, they can often operate with greater flexibility and lower cost structures.
In addition, the industry continues to consolidate, which affects competition by eliminating some regional and local institutions, while strengthening the franchises of acquirers.

SUPERVISION AND REGULATION
Banks, bank holding companies, and financial institutions are highly regulated at both the state and federal level. Comerica is subject to supervision and regulation at the federal level by the Board of Governors of the Federal Reserve System (“FRB”) under the Bank Holding Company Act of 1956, as amended. Comerica Bank is chartered by the State of Texas and at the state level is supervised and regulated by the Texas Department of Banking under the Texas Finance Code. Comerica Bank has elected to be a member of the Federal Reserve System under the Federal Reserve Act and, consequently, is supervised and regulated by the Federal Reserve Bank of Dallas. Comerica Bank & Trust, National Association is chartered under federal law and is subject to supervision and regulation by the Office of the Comptroller of the Currency (“OCC”) under the National Bank Act. Comerica Bank & Trust, National Association, by virtue of being a national bank, is also a member of the Federal Reserve System. The deposits of Comerica Bank and Comerica Bank & Trust, National Association are insured by the Deposit Insurance Fund (“DIF”) of the Federal Deposit Insurance Corporation (“FDIC”) to the extent provided by law, and therefore Comerica Bank and Comerica Bank & Trust, National Association are each also subject to regulation and examination by the FDIC. Certain transactions executed by Comerica Bank are also subject to regulation by the U.S. Commodity Futures Trading Commission (“CFTC”). The Department of Labor (“DOL”) regulates financial institutions providing services to plans governed by the Employee Retirement Income Security Act of 1974. Comerica Bank’s Canada branch is supervised by the Office of the Superintendent of Financial Institutions and its Mexico representative office is supervised by the Banco de México.
The FRB supervises non-banking activities conducted by companies directly and indirectly owned by Comerica. In addition, Comerica’s non-banking subsidiaries are subject to supervision and regulation by various state, federal and self-regulatory agencies, including, but not limited to, the Financial Industry Regulatory Authority, Inc. (“FINRA”), the Department of Licensing and Regulatory Affairs of the State of Michigan and the Municipal Securities Rulemaking Board (“MSRB”) (in the case of Comerica Securities, Inc.); the Department of Insurance and Financial Services of the State of Michigan (in the case of Comerica Insurance Services, Inc.); the DOL (in the case of Comerica Securities, Inc. and Comerica Insurance Services, Inc.); and the Securities and Exchange Commission (“SEC”) (in the case of Comerica Securities, Inc. and World Asset Management, Inc.).
Both the scope of the laws and regulations and intensity of supervision to which Comerica’s business is subject have increased over the past decade in response to the financial crisis as well as other factors such as technological and market changes. Many of these changes have occurred as a result of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) and its implementing regulations, most of which are now in place. In 2018, with the passage of the Economic Growth, Regulatory Relief and Consumer Protection Act (“EGRRCPA”), as described below, there has been some recalibration of the post-financial crisis framework; however, Comerica’s business remains subject to extensive regulation and supervision.
Comerica is also subject to the disclosure and regulatory requirements of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended, both as administered by the SEC, as well as the rules of the New York Stock Exchange.
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
Economic Growth, Regulatory Relief and Consumer Protection Act
On May 24, 2018, EGRRCPA was signed into law. Among other regulatory changes, EGRRCPA amends various sections of the Dodd-Frank Act, including section 165 of Dodd-Frank Act, which was revised to raise the asset thresholds for determining the application of enhanced prudential standards for bank holding companies. Under EGRRCPA bank holding companies with less than $100 billion of consolidated assets, including Comerica, were immediately exempted from all of the enhanced prudential standards, except risk committee requirements, which now apply to publicly-traded bank holding companies with $50 billion or more of consolidated assets, including Comerica. As a result, Comerica is no longer subject to Dodd-Frank Act supervisory and company-run stress testing, required to file a resolution plan under Section 165(d) of the Dodd-Frank Act or subject to internal liquidity stress testing and buffer requirements. In addition, Comerica is no longer required to pay the supervision and regulation fee assessment under the Dodd-Frank Act.
On July 6, 2018, the FRB released a statement that for bank holding companies with between $50 billion and $100 billion in total consolidated assets, including Comerica, the FRB would take no action to require such bank holding companies to comply with the Comprehensive Capital Analysis and Review (“CCAR”) process or the Liquidity Coverage Ratio. On October 31, 2018, the FRB proposed rules that would revise its regulations to raise the asset thresholds for these requirements so that bank holding companies with less than $100 billion in total consolidated assets would be exempt.
Also on July 6, 2018, the federal banking regulators issued an interagency statement that banks with less than $100 billion in total consolidated assets, including Comerica Bank, would not be required to comply with company-run stress testing requirements until November 25, 2019, at which time such banks will become exempt from company-run stress testing requirements under the EGRRCPA. In addition, the federal banking regulators have each issued proposed rules that would revise their stress testing regulations consistent with the EGRRCPA.
Requirements for Approval of Activities and Acquisitions
The Gramm-Leach-Bliley Act expanded the activities in which a bank holding company registered as a financial holding company can engage. Comerica became a financial holding company in 2000. As a financial holding company, Comerica may affiliate with securities firms and insurance companies, and engage in activities that are financial in nature or incidental or complementary to activities that are financial in nature. Activities that are “financial in nature” include, but are not limited to: securities underwriting; securities dealing and market making; sponsoring mutual funds and investment companies (subject to regulatory requirements described below); insurance underwriting and agency; merchant banking; and activities that the FRB determines, in consultation with the Secretary of the United States Treasury, to be financial in nature or incidental to a financial activity. “Complementary activities” are activities that the FRB determines upon application to be complementary to a financial activity and that do not pose a substantial risk to the safety or soundness of depository institutions or the financial system generally.
In order to maintain its status as a financial holding company, Comerica and each of its depository institution subsidiaries must each remain “well capitalized” and “well managed,” and Comerica, Comerica Bank and Comerica Bank & Trust, National Association are each “well capitalized” and “well managed” under FRB standards. If Comerica or any subsidiary bank of Comerica were to cease being “well capitalized” or “well managed” under applicable regulatory standards, the FRB could place limitations on Comerica’s ability to conduct the broader financial activities permissible for financial holding companies or impose limitations or conditions on the conduct or activities of Comerica or its affiliates. If the deficiencies persisted, the FRB could order Comerica to divest any subsidiary bank or to cease engaging in any activities permissible for financial holding companies that are not permissible for bank holding companies, or Comerica could elect to conform its non-banking activities to those permissible for a bank holding company that is not also a financial holding company.
In addition, the Community Reinvestment Act of 1977 (“CRA”) requires U.S. banks to help serve the credit needs of their communities. Comerica Bank’s current rating under the CRA is “satisfactory.” If any subsidiary bank of Comerica were to receive a rating under the CRA of less than “satisfactory,” Comerica would be prohibited from engaging in certain activities.
Federal and state laws impose notice and approval requirements for mergers and acquisitions of other depository institutions or bank holding companies. In many cases, no FRB approval is required for Comerica to acquire a company engaged in activities that are financial in nature or incidental to activities that are financial in nature, as determined by the FRB. Prior approval is required before Comerica may acquire the beneficial ownership or control of more than 5% of any class of voting shares or substantially all of the assets of a bank holding company (including a financial holding company) or a bank. In considering applications for approval of acquisitions, the banking regulators may take several factors into account, including whether Comerica and its subsidiaries are well capitalized and well managed, are in compliance with anti-money laundering laws and regulations, or have CRA ratings of less than “satisfactory.”
Acquisitions of Ownership of Comerica
Acquisitions of Comerica’s voting stock above certain thresholds are subject to prior regulatory notice or approval under federal banking laws, including the Bank Holding Company Act of 1956 and the Change in Bank Control Act of 1978. Under the Change in Bank Control Act, a person or entity generally must provide prior notice to the FRB before acquiring the power to vote 10% or more of Comerica’s outstanding common stock. Investors should be aware of these requirements when acquiring shares of Comerica’s stock.
Capital and Liquidity
Comerica and its bank subsidiaries are subject to risk-based capital requirements and guidelines imposed by the FRB and/or the OCC. In calculating risk-based capital requirements, a depository institution’s or holding company’s assets and certain specified off-balance sheet commitments are assigned to various risk categories defined by the FRB, each weighted differently based on the level of credit risk that is ascribed to such assets or commitments, based on counterparty type and asset class. A depository institution’s or holding company’s capital is divided into three tiers: Common Equity Tier 1 (“CET1”), additional Tier 1, and Tier 2. CET1 capital predominantly includes common shareholders’ equity, less certain deductions for goodwill, intangible assets and deferred tax assets that arise from net operating losses and tax credit carry-forwards, if any. Additional Tier 1 capital primarily includes any outstanding noncumulative perpetual preferred stock and related surplus. Comerica has also made the election to permanently exclude accumulated other comprehensive income related to debt securities, cash flow hedges, and defined benefit postretirement plans from CET1 capital. Tier 2 capital primarily includes qualifying subordinated debt and qualifying allowance for credit losses. The ultimate treatment for certain specific deductions and adjustments is yet to be determined pending the finalization of a proposal by banking regulators to simplify certain aspects of the capital rules. In addition, in December 2018, the federal banking regulators adopted rules that would permit bank holding companies and banks to phase in, for regulatory capital purposes, the day-one impact of the new current expected credit loss ("CECL") accounting rule on retained earnings over a period of three years. More information is set forth in the “Capital” section located on pages F-18 through F-20.

Entities that engage in trading activities that exceed specified levels, also are required to maintain capital to account for market risk. Market risk includes changes in the market value of trading account, foreign exchange, and commodity positions, whether resulting from broad market movements (such as changes in the general level of interest rates, equity prices, foreign exchange rates, or commodity prices) or from position specific factors. From time to time, Comerica’s trading activities may exceed specified regulatory levels, in which case Comerica adjusts its risk-weighted assets to account for market risk as required.
Comerica and its bank subsidiaries, like other bank holding companies and banks, currently are required to maintain a minimum CET1 capital ratio, minimum Tier 1 capital ratio and minimum total capital ratio equal to at least 4.5 percent, 6 percent and 8 percent of their total risk-weighted assets (including certain off-balance-sheet items, such as standby letters of credit), respectively. In 2018, Comerica and its bank subsidiaries were also required to maintain a minimum capital conservation buffer of 1.875 percent in order to avoid restrictions on capital distributions and discretionary bonuses. The minimum required capital conservation buffer increased to 2.5 percent as of January 1, 2019. Comerica and its bank subsidiaries are also required to maintain a minimum “leverage ratio” (Tier 1 capital to non-risk-adjusted average total assets) of 4 percent.
To be well capitalized, Comerica’s bank subsidiaries are required to maintain a CET1 capital ratio, Tier 1 capital ratio, total capital ratio and a leverage ratio equal to at least 6.5 percent, 8.0 percent, 10.0 percent and 5.0 percent, respectively. The FRB has not yet revised the minimum requirements for bank holding companies to be considered well capitalized to reflect the higher capital requirements imposed under the current capital rules. For purposes of the FRB’s Regulation Y, including determining whether a bank holding company meets the requirements to be a financial holding company, bank holding companies, such as Comerica, must maintain a Tier 1 capital ratio of at least 6.0 percent and a total capital ratio of at least 10.0 percent to be well capitalized. If the FRB were to apply the same or a very similar minimum requirement to be considered well capitalized to bank holding companies as that applicable to Comerica’s bank subsidiaries, Comerica’s capital ratios as of December 31, 2018 would exceed such revised minimum requirements. The FRB may require bank holding companies, including Comerica, to maintain capital ratios substantially in excess of mandated minimum levels, depending upon general economic conditions and a bank holding company’s particular condition, risk profile and growth plans.
Failure to be well capitalized or to meet minimum capital requirements could result in certain mandatory and possible additional discretionary actions by regulators, including restrictions on Comerica’s or its bank subsidiaries’ ability to pay dividends or otherwise distribute capital or to receive regulatory approval of applications, or other restrictions on growth.
At December 31, 2018, Comerica met all of its minimum risk-based capital ratio and leverage ratio requirements plus the applicable countercyclical conservation buffer and the applicable well capitalized requirements, as shown in the table below:

(dollar amounts in millions)	Comerica Incorporated (Consolidated)	Comerica Bank
December 31, 2018
CET1 capital (minimum $3.0 billion (Consolidated))	$7,470	$7,229
Tier 1 capital (minimum $4.0 billion (Consolidated))	7,470	7,229
Total capital (minimum $5.4 billion (Consolidated))	8,855	8,433
Risk-weighted assets	67,047	66,857
Adjusted average assets (fourth quarter)	71,070	70,905
CET1 capital to risk-weighted assets (minimum 4.5%)	11.14%	10.81%
Tier 1 capital to risk-weighted assets (minimum 6.0%)	11.14	10.81
Total capital to risk-weighted assets (minimum 8.0%)	13.21	12.61
Tier 1 capital to average assets (minimum 4.0%)	10.51	10.20
Capital conservation buffer	5.14	4.61
December 31, 2017
CET1 capital (minimum $3.0 billion (Consolidated))	$7,773	$7,121
Tier 1 capital (minimum $4.0 billion (Consolidated))	7,773	7,121
Total capital (minimum $5.3 billion (Consolidated))	9,211	8,378
Risk-weighted assets	66,575	66,447
Adjusted average assets (fourth quarter)	71,372	71,181
CET1 capital to risk-weighted assets (minimum 4.5%)	11.68%	10.72%
Tier 1 capital to risk-weighted assets (minimum 6.0%)	11.68	10.72
Total capital to risk-weighted assets (minimum 8.0%)	13.84	12.61
Tier 1 capital to average assets (minimum 4.0%)	10.89	10.00
Capital conservation buffer	5.68	4.61
Comerica was previously required to comply with the modified Liquidity Coverage Ratio and would have been required to comply with the proposed Net Stable Funding Ratio. However, as discussed above, the FRB has stated that it will take no action to require bank holding companies with less than $100 billion in total consolidated assets, including Comerica, to comply with the modified Liquidity Coverage Ratio. In addition, the banking regulators proposed a rule on October 31, 2018, that would raise the asset threshold for the proposed Net Stable Funding Ratio rule to apply to firms with more than $100 billion in total consolidated assets, and therefore, Comerica would not be required to comply with this rule as currently proposed.
Additional information on the calculation of Comerica’s and its bank subsidiaries’ CET1 capital, Tier 1 capital, total capital and risk-weighted assets is set forth in the “Capital” section located on pages F-18 through F-20 of the Financial Section of this report and Note 20 of the Notes to Consolidated Financial Statements located on pages F-92 through F-93 of the Financial Section of this report.
Annual Capital Plans and Stress Tests
Comerica was previously subject to the FRB’s annual CCAR process, including the requirement to submit an annual capital plan to the FRB for non-objection. However, as discussed above, the FRB has stated that it will take no action to require bank holding companies with less than $100 billion in total consolidated assets, including Comerica, to comply with the requirements of the CCAR process, and on October 31, 2018, the FRB proposed rules that would revise its regulations to raise the asset thresholds for these requirements such that bank holding companies with less than $100 billion in total consolidated assets would be exempt.
Comerica and Comerica Bank were also previously subject to Dodd-Frank Act stress testing requirements. As discussed above, as a bank holding company with less than $100 billion in total consolidated assets Comerica was immediately exempted from Dodd-Frank Act supervisory and company-run stress testing requirements by the EGRRCPA, and Comerica Bank, as a bank with less than $100 billion in total consolidated assets, will be exempt from company-run stress testing requirements under the EGRRCPA on November 25, 2019, and will not be required to comply with them during the intervening period. The federal banking regulators have proposed rules that would revise their respective regulations to raise the asset thresholds for these requirements such that bank holding companies and banks with less than $100 billion in total consolidated assets would be exempt.
Federal Deposit Insurance Corporation Improvement Act
The Federal Deposit Insurance Corporation Improvement Act (“FDICIA”) requires, among other things, the federal banking agencies to take “prompt corrective action” with respect to depository institutions that do not meet certain minimum capital requirements. FDICIA establishes five capital tiers: “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” and “critically undercapitalized.” An institution that fails to remain well capitalized becomes subject to a series of restrictions that increase in severity as its capital condition weakens. Such restrictions may include a prohibition on capital distributions, restrictions on asset growth or restrictions on the ability to receive regulatory approval of applications. The FDICIA also provides for enhanced supervisory authority over undercapitalized institutions, including authority for the appointment of a conservator or receiver for the institution.
As of December 31, 2018, each of Comerica’s bank subsidiaries’ capital ratios exceeded those required for an institution to be considered “well capitalized” under these regulations.
As an additional means to identify problems in the financial management of depository institutions, FDICIA requires federal bank regulatory agencies to establish certain non-capital-based safety and soundness standards for institutions any such agency supervises. The standards relate generally to, among others, earnings, liquidity, operations and management, asset quality, various risk and management exposures (e.g., credit, operational, market, interest rate, etc.) and executive compensation. The agencies are authorized to take action against institutions that fail to meet such standards.
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
Dividends
Comerica is a legal entity separate and distinct from its banking and other subsidiaries. Since Comerica’s consolidated net income and liquidity consists largely of net income of and dividends received from Comerica’s bank subsidiaries, Comerica’s ability to pay dividends and repurchase shares depends upon its receipt of dividends from these subsidiaries. There are statutory and regulatory requirements applicable to the payment of dividends by subsidiary banks to Comerica, as well as by Comerica to its shareholders. Certain, but not all, of these requirements are discussed below. No assurances can be given that Comerica’s bank subsidiaries will, in any circumstances, pay dividends to Comerica.
Comerica Bank and Comerica Bank & Trust, National Association are required by federal law to obtain the prior approval of the FRB and/or the OCC, as the case may be, for the declaration and payment of dividends, if the total of all dividends declared by the board of directors of such bank in any calendar year will exceed the total of (i) such bank's retained net income (as defined and interpreted by regulation) for that year plus (ii) the retained net income (as defined and interpreted by regulation) for the preceding two years, less any required transfers to surplus or to fund the retirement of preferred stock. At January 1, 2019, Comerica's subsidiary banks could declare aggregate dividends of approximately $108 million from retained net profits of the preceding two years. Comerica's subsidiary banks declared dividends of $1.1 billion in 2018, $907 million in 2017 and $545 million in 2016.
Comerica and its bank subsidiaries must maintain the applicable CET1 capital conservation buffer to avoid becoming subject to restrictions on capital distributions, including dividends. The capital conservation buffer is currently at its fully phased-in level of 2.5%.
Furthermore, federal regulatory agencies can prohibit a bank or bank holding company from paying dividends under circumstances in which such payment could be deemed an unsafe and unsound banking practice. Under the FDICIA “prompt corrective action” regime discussed above, which applies to each of Comerica Bank and Comerica Bank & Trust, National Association, a bank is specifically prohibited from paying dividends to its parent company if payment would result in the bank becoming “undercapitalized.” In addition, Comerica Bank is also subject to limitations under Texas state law regarding the amount of earnings that may be paid out as dividends to Comerica, and requires prior approval for payments of dividends that exceed certain levels.
FRB policy provides that a bank holding company should not pay dividends unless (1) the bank holding company’s net income over the last four quarters (net of dividends paid) is sufficient to fully fund the dividends, (2) the prospective rate of earnings retention appears consistent with the capital needs, asset quality and overall financial condition of the bank holding company and its subsidiaries and (3) the bank holding company will continue to meet minimum required capital adequacy ratios. The policy also provides that a bank holding company should inform the FRB reasonably in advance of declaring or paying a dividend that exceeds earnings for the period for which the dividend is being paid or that could result in a material adverse change to the bank holding company’s capital structure. Bank holding companies also are required to consult with the FRB before redeeming or repurchasing capital instruments (including common stock), or materially increasing dividends.
Transactions with Affiliates
Federal banking laws and regulations impose qualitative standards and quantitative limitations upon certain transactions between a bank and its affiliates, including between Comerica and its nonbank subsidiaries, on the one hand, and Comerica’s affiliate insured depository institutions, on the other. For example, Section 23A of the Federal Reserve Act limits the aggregate outstanding amount of any insured depository institution’s loans and other “covered transactions” with any particular nonbank affiliate (including financial subsidiaries) to no more than 10% of the institution’s total capital and limits the aggregate outstanding amount of any insured depository institution’s covered transactions with all of its nonbank affiliates to no more than 20% of its total capital. “Covered transactions” are defined by statute to include (i) a loan or extension of credit, (ii) a purchase of securities issued by an affiliate, (iii) a purchase of assets (unless otherwise exempted by the FRB) from the affiliate, (iv) the acceptance of securities issued by the affiliate as collateral for a loan, (v) the issuance of a guarantee, acceptance or letter of credit on behalf of an affiliate and (vi) securities borrowing or lending transactions and derivative transactions with an affiliate, to the extent that either causes a bank or its affiliate to have credit exposure to the securities borrowing/lending or derivative counterparty. Section 23A of the Federal Reserve Act also generally requires that an insured depository institution’s loans to its nonbank affiliates be, at a minimum, 100% secured, and Section 23B of the Federal Reserve Act generally requires that an insured depository institution’s transactions with its nonbank affiliates be on terms and under circumstances that are substantially the same or at least as favorable as those prevailing for comparable transactions with nonaffiliates. Federal banking laws also place similar restrictions on loans and other extensions of credit by FDIC-insured banks, such as Comerica Bank and Comerica Bank & Trust, National Association, and their subsidiaries to their directors, executive officers and principal shareholders.
Data Privacy and Cybersecurity Regulation
Comerica is subject to many U.S. federal, U.S. state and international laws and regulations governing consumer data privacy protection, which require, among other things, maintaining policies and procedures to protect the non-public confidential information of customers and employees. The privacy provisions of the Gramm-Leach-Bliley Act generally prohibit financial institutions, including Comerica and its subsidiaries, from disclosing nonpublic personal financial information of consumer customers to third parties for certain purposes (primarily marketing) unless customers have the opportunity to “opt out” of the disclosure. Other laws and regulations, at the international, federal and state levels, limit Comerica’s ability to share certain information with affiliates and non-affiliates for marketing and/or non-marketing purposes, or to contact customers with marketing offers. The Gramm-Leach-Bliley Act also requires banks to implement a comprehensive information security program that includes administrative, technical and physical safeguards to ensure the security and confidentiality of customer records and information. Because we have a limited presence in New York, we are subject to certain requirements of the New York Department of Financial Service’s Cybersecurity Requirements for Financial Services Companies, which include maintaining a cybersecurity program and policies and breach notification requirements.
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
Data privacy and data protection are areas of increasing state legislative focus. For example, in June of 2018, the Governor of California signed into law the California Consumer Privacy Act of 2018 (the “CCPA”). The CCPA, which becomes effective on January 1, 2020, applies to for-profit businesses that conduct business in California and meet certain revenue or data collection thresholds. The CCPA will give consumers the right to request disclosure of information collected about them, and whether that information has been sold or shared with others, the right to request deletion of personal information (subject to certain exceptions), the right to opt out of the sale of the consumer’s personal information, and the right not to be discriminated against for exercising these rights. The CCPA contains several exemptions, including an exemption applicable to information that is collected, processed, sold or disclosed pursuant to the Gramm-Leach-Bliley Act. The California Attorney General has not yet proposed or adopted regulations implementing the CCPA, and the California State Legislature has amended the Act since its passage. Comerica has a physical footprint in California and will be required to comply with the CCPA. In addition, similar laws may be adopted by other states where Comerica does business. The impact of the CCPA on Comerica’s business is yet to be determined. The federal government may also pass data privacy or data protection legislation.
Like other lenders, Comerica Bank and other of Comerica’s subsidiaries use credit bureau data in their underwriting activities. Use of such data is regulated under the Fair Credit Reporting Act (“FCRA”), and the FCRA also regulates reporting information to credit bureaus, prescreening individuals for credit offers, sharing of information between affiliates, and using affiliate data for marketing purposes. Similar state laws may impose additional requirements on Comerica and its subsidiaries.
FDIC Insurance Assessments
The DIF provides deposit insurance coverage for certain deposits up to $250,000 per depositor in each deposit account category. Comerica's subsidiary banks are subject to FDIC deposit insurance assessments to maintain the DIF. The FDIC imposes a risk-based deposit premium assessment system, where the assessment rates for an insured depository institution are determined by an assessment rate calculator, which is based on a number of elements to measure the risk each institution poses to the DIF. The assessment rate is applied to total average assets less tangible equity. Under the current system, premiums are assessed quarterly and could increase if, for example, criticized loans and/or other higher risk assets increase or balance sheet liquidity decreases. For 2018, Comerica’s FDIC insurance expense totaled $42 million, including the DIF surcharge that was in place from mid-2016 until September 30, 2018. For 2019, management expects a reduction in deposit insurance assessments of $16 million as a result of the elimination of the DIF surcharge.
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
Office of Foreign Assets Control Regulation
The Office of Foreign Assets Control (“OFAC”) is responsible for administering economic sanctions that affect transactions with designated foreign countries, nationals and others, as defined by various Executive Orders and Acts of Congress. OFAC-administered sanctions take many different forms. For example, sanctions may include: (1) restrictions on trade with or investment in a sanctioned country, including prohibitions against direct or indirect imports from and exports to a sanctioned country and prohibitions on U.S. persons engaging in financial transactions relating to, making investments in, or providing investment-related advice or assistance to, a sanctioned country; and (2) a blocking of assets in which the government or “specially designated nationals” of the sanctioned country have an interest, by prohibiting transfers of property subject to U.S. jurisdiction (including property in the possession or control of U.S. persons). OFAC also publishes lists of persons, organizations, and countries suspected of aiding, harboring or engaging in terrorist acts, known as Specially Designated Nationals and Blocked Persons. Blocked assets (e.g., property and bank deposits) cannot be paid out, withdrawn, set off or transferred in any manner without a license from OFAC. Failure to comply with these sanctions could have serious legal and reputational consequences.

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
Source of Strength and Cross-Guarantee Requirements
Federal law and FRB regulations require that bank holding companies serve as a source of strength to each subsidiary bank and commit resources to support each subsidiary bank. This support may be required at times when a bank holding company may not be able to provide such support without adversely affecting its ability to meet other obligations. The FRB may require a bank holding company to make capital injections into a troubled subsidiary bank and may charge the bank holding company with engaging in unsafe and unsound practices if the bank holding company fails to commit resources to such a subsidiary bank or if it undertakes actions that the FRB believes might jeopardize the bank holding company’s ability to commit resources to such subsidiary bank. Under these requirements, Comerica may in the future be required to provide financial assistance to its subsidiary banks should they experience financial distress. Capital loans by Comerica to its subsidiary banks would be subordinate in right of payment to deposits and certain other debts of the subsidiary banks. In the event of Comerica’s bankruptcy, any commitment by Comerica to a federal bank regulatory agency to maintain the capital of its subsidiary banks would be assumed by the bankruptcy trustee and entitled to a priority of payment.
Similarly, under the cross-guarantee provisions of the Federal Deposit Insurance Act, in the event of a loss suffered or anticipated by the FDIC (either as a result of the failure of a banking subsidiary or related to FDIC assistance provided to such a subsidiary in danger of failure), the other banking subsidiaries may be assessed for the FDIC’s loss, subject to certain exceptions. An FDIC cross-guarantee claim against a depository institution is superior in right of payment to claims of the holding company and its affiliates against such depository institution.
Supervisory and Enforcement Powers of Federal and State Banking Agencies
The FRB and other federal and state banking agencies have broad supervisory and enforcement powers, including, without limitation, and as prescribed to each agency by applicable law, the power to conduct examinations and investigations, impose nonpublic supervisory agreements, issue cease and desist orders, terminate deposit insurance, impose substantial fines and other civil penalties and appoint a conservator or receiver. Failure to comply with applicable laws or regulations could subject Comerica or its banking subsidiaries, as well as officers and directors of these organizations, to administrative sanctions and potentially substantial civil and criminal penalties. Bank regulators regularly examine the operations of bank holding companies and banks, and the results of these examinations, as well as certain supervisory and enforcement actions, are confidential and may not be made public.
Resolution Plans
Before the enactment of EGRRCPA, Comerica was required to prepare and submit a resolution plan to the FRB and FDIC. As discussed above, pursuant to EGRRCPA, Comerica is now exempt from this requirement as a bank holding company with less than $100 billion in total consolidated assets.
EGRRCPA did not change the FDIC’s rules that require depository institutions with $50 billion or more of total consolidated assets, including Comerica Bank, to periodically file a separate resolution plan. The FDIC’s Chairman, however, has stated that the FDIC intends to release an advanced notice of proposed rulemaking with respect to the FDIC’s bank resolution plan requirements meant to better tailor bank resolution plans to a firm’s size, complexity and risk profile.
Incentive-Based Compensation
Comerica is subject to guidance issued by the FRB, OCC and FDIC intended to ensure that the incentive compensation policies of banking organizations do not undermine the safety and soundness of such organizations by encouraging excessive risk-taking. The guidance, which covers senior executives as well as other employees who, either individually or as part of a group, have the ability to expose the banking organization to material amounts of risk, is based upon the key principles that a banking organization's incentive compensation arrangements (i) should provide employees incentives that appropriately balance risk and financial results in a manner that does not encourage employees to expose their organizations to imprudent risk; (ii) should be compatible with effective controls and risk-management; and (iii) should be supported by strong corporate governance, including active and effective oversight by the organization's board of directors. Banking organizations are expected to review regularly their incentive compensation arrangements based on these three principles. Where there are deficiencies in the incentive compensation arrangements, they should be promptly addressed. Enforcement actions may be taken against a banking organization if its incentive compensation arrangements, or related risk-management control or governance processes, pose a risk to the organization's safety and soundness, particularly if the organization is not taking prompt and effective measures to correct the deficiencies. Similar to other large banking organizations, Comerica has been subject to a continuing review of incentive compensation policies and practices by representatives of the FRB, the Federal Reserve Bank of Dallas and the Texas Department of Banking since 2011. As part of that review, Comerica has undertaken a thorough analysis of all the incentive compensation programs throughout the organization, the individuals covered by each plan and the risks inherent in each plan’s design and implementation. Comerica has determined that risks arising from employee compensation plans are not reasonably likely to have a material adverse effect on Comerica. It is Comerica’s intent to continue to evolve its incentive compensation processes going forward by monitoring regulations and best practices for sound incentive compensation.
In 2016, the FRB, OCC and several other federal financial regulators revised and re-proposed rules to implement Section 956 of the Dodd-Frank Act. Section 956 directed regulators to jointly prescribe regulations or guidelines prohibiting incentive-based payment arrangements, or any feature of any such arrangement, at covered financial institutions that encourage inappropriate risks by providing excessive compensation or that could lead to a material financial loss. This proposal supplements the final guidance issued by the banking agencies in June 2010. Consistent with the Dodd-Frank Act, the proposed rule would impose heightened standards for institutions with $50 billion or more in total consolidated assets, which includes Comerica. For these larger institutions, the proposed rule would require the deferral of at least 40 percent of incentive-based payments for designated executives and significant risk-takers who individually have the ability to expose the institution to possible losses that are substantial in relation to the institution's size, capital or overall risk tolerance. Moreover, incentive-based compensation of these individuals would be subject to potential clawback for seven years following vesting. Further, the rule imposes enhanced risk management controls and governance and internal policy and procedure requirements with respect to incentive compensation. Comerica is monitoring the development of this rule.
The Volcker Rule
Comerica is prohibited under the Volcker Rule from (1) engaging in short-term proprietary trading for its own account and (2) having certain ownership interests in and relationships with hedge funds or private equity funds ("Covered Funds"). The Volcker Rule regulations contain exemptions for market-making, hedging, underwriting and trading in U.S. government and agency obligations, and also permit certain ownership interests in certain types of Covered Funds to be retained. They also permit the offering and sponsoring of Covered Funds under certain conditions. The Volcker Rule regulations impose significant compliance and reporting obligations on banking entities.
Comerica has put in place the compliance programs currently required by the Volcker Rule and has either divested or received extensions for any holdings in Covered Funds. Additional information on Comerica's portfolio of indirect (through funds) private equity and venture capital investments, which includes the Covered Funds, is set forth in Note 1 of the Notes to Consolidated Financial Statements located on page F-49 of the Financial Section of this report.
In May 2018, the five federal agencies with rulemaking authority with respect to the Volcker Rule released a proposal to revise the Volcker Rule. The proposal would tailor the Volcker Rule’s compliance requirements to the amount of a firm’s trading activity, revise the definition of trading account, clarify certain key provisions in the Volcker Rule, and modify the information companies are required to provide the federal agencies. Comerica is following the development of this proposed rule.
Derivative Transactions
As a state member bank, Comerica Bank may engage in derivative transactions, as permitted by applicable Texas and federal law. Title VII of the Dodd-Frank Act contains a comprehensive framework for over-the-counter (“OTC”) derivatives transactions. Even though many of the requirements do not impact Comerica directly, since Comerica Bank does not meet the definition of swap dealer or “major swap participant,” Comerica continues to review and evaluate the extent to which such requirements impact its business indirectly. On November 5, 2018, the CFTC issued a final rule that sets the permanent aggregate gross notional amount threshold for the de minimis exception from the definition of swap dealer at $8 billion in swap dealing activity entered into by a person over the preceding 12 months. Comerica's swap dealing activities are currently below this threshold.
The initial margin requirements for non-centrally cleared swaps and security-based swaps will be effective for Comerica’s swap and security-based swap counterparties that are swap dealers on September 1, 2020, at which time such counterparties will be required to collect initial margin from Comerica.  The initial margin requirements were issued for the purpose of ensuring safety and soundness of swap trading in light of the risk to the financial system associated with non-cleared swaps activity.  Comerica is currently working toward meeting compliance with the initial margin requirements.
Consumer Financial Protection Bureau and Certain Recent Consumer Finance Regulations
Comerica is subject to regulation by the Consumer Financial Protection Bureau (“CFPB”), which has a broad rule-making authority for a wide range of consumer protection laws that apply to all banks and savings institutions and possesses examination and enforcement authority over all banks and savings institutions with more than $10 billion in assets, including Comerica Bank, and their depositary affliates.
Comerica is also subject to certain state consumer protection laws, and under the Dodd-Frank Act, state attorneys general and other state officials are empowered to enforce certain federal consumer protection laws and regulations. In recent years, state authorities have increased their focus on and enforcement of consumer protection rules. These federal and state consumer protection laws apply to a broad range of Comerica’s activities and to various aspects of its business and include laws relating to interest rates, fair lending, disclosures of credit terms and estimated transaction costs to consumer borrowers, debt collection practices, the use of and the provision of information to consumer reporting agencies, and the prohibition of unfair, deceptive or abusive acts or practices in connection with the offer, sale or provision of consumer financial products and services.
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
Credit Approval and Monitoring
Approval of new loan exposure and oversight and monitoring of Comerica's loan portfolio is the joint responsibility of the Credit Risk Management and Decisioning department and the Credit Underwriting department (collectively referred to as “Credit”), plus the business units (“Line’). Credit assists the Line with underwriting by providing objective financial analysis, including an assessment of the borrower's business model, balance sheet, cash flow and collateral. The approval of new loan exposure is the joint responsibility of Credit Risk Management and Decisioning and the Line. Each commercial borrower relationship is assigned an internal risk rating by Credit Risk Management and Decisioning. Further, Credit updates the assigned internal risk rating as new information becomes available as a result of periodic reviews of credit quality, a change in borrower performance or approval of new loan exposure. The goal of the internal risk rating framework is to support Comerica's risk management capability, including its ability to identify and manage changes in the credit risk profile of its portfolio, predict future losses and price the loans appropriately for risk. Finally, the Line and Credit (including its Portfolio Risk Analytics department) work together to insure the overall credit risk within the loan portfolio is consistent with the bank’s Credit Risk Appetite.
Credit Policy
Comerica maintains a comprehensive set of credit policies. Comerica's credit policies provide individual relationship managers, as well as loan committees, approval authorities based on its internal risk-rating system and establish maximum exposure limits based on risk ratings and Comerica's legal lending limit. Credit, in conjunction with the Line, monitors compliance with the credit policies and modifies the existing policies as necessary. New or modified policies/guidelines require approval by the Strategic Credit Committee, chaired by Comerica's Chief Credit Officer and comprised of senior credit, market and risk management executives.
Commercial Loan Portfolio
Commercial loans are underwritten using a comprehensive analysis of the borrower's operations. The underwriting process includes an analysis of some or all of the factors listed below:

•	The borrower's business model.

•	Periodic review of financial statements including financial statements audited by an independent certified public accountant when appropriate.

•	The proforma financial condition including financial projections.

•	The borrower's sources and uses of funds.

•	The borrower's debt service capacity.

•	The guarantor's financial strength.

•
A comprehensive review of the quality and value of collateral, including independent third-party appraisals of machinery and equipment and commercial real estate, as appropriate, to determine the advance rates.

•	Physical inspection of collateral and audits of receivables, as appropriate.
For additional information specific to our Energy loan portfolio, please see the caption, “Energy Lending” on page F-28 of the Financial Section of this report.
Commercial Real Estate (CRE) Loan Portfolio
Comerica's CRE loan portfolio consists of real estate construction and commercial mortgage loans and includes loans to real estate developers and investors and loans secured by owner-occupied real estate. Comerica's CRE loan underwriting policies are consistent with the approach described above and provide maximum loan-to-value ratios that limit the size of a loan to a maximum percentage of the value of the real estate collateral securing the loan. The loan-to-value percentage varies by the type of collateral and is limited by advance rates established by our regulators. Our loan-to-value limitations are, in certain cases, more restrictive than those required by regulators and are influenced by other risk factors such as the financial strength of the borrower or guarantor, the equity provided to the project and the viability of the project itself. CRE loans generally require cash equity. CRE loans are normally originated with full recourse or limited recourse to all principals and owners. There are limitations to the size of a single project loan and to the aggregate dollar exposure to a single guarantor.
Consumer and Residential Mortgage Loan Portfolios
Comerica's consumer and residential mortgage loan underwriting includes an assessment of each borrower's personal financial condition, including a review of credit reports and related FICO scores (a type of credit score used to assess an applicant's credit risk) and verification of income and assets, as applicable. After origination, internal risk ratings are assigned based on payment status and product type.
Comerica does not originate subprime loans. Although a standard industry definition for subprime loans (including subprime mortgage loans) does not exist, Comerica defines subprime loans as specific product offerings for higher risk borrowers, including individuals with one or a combination of high credit risk factors. These credit factors include low FICO scores, poor patterns of payment history, high debt-to-income ratios and elevated loan-to-value. Comerica generally considers subprime FICO scores to be those below 620 on a secured basis (excluding loans with cash or near-cash collateral and adequate income to make payments) and below 660 for unsecured loans. Residential mortgage loans retained in the portfolio are largely relationship based. The remaining loans are typically eligible to be sold on the secondary market. Adjustable-rate loans are limited to standard conventional loan programs.
EMPLOYEES
As of December 31, 2018, Comerica and its subsidiaries had 7,573 full-time and 478 part-time employees.

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
Item 1A.  Risk Factors.
This report includes forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. In addition, Comerica may make other written and oral communications from time to time that contain such statements. All statements regarding Comerica's expected financial position, strategies and growth prospects and general economic conditions Comerica expects to exist in the future are forward-looking statements. The words, “anticipates,” “believes,” “contemplates,” “feels,” “expects,” “estimates,” “seeks,” “strives,” “plans,” “intends,” “outlook,” “forecast,” “position,” “target,” “mission,” “assume,” “achievable,” “potential,” “strategy,” “goal,” “aspiration,” “opportunity,” “initiative,” “outcome,” “continue,” “remain,” “maintain,” “on track,” “trend,” “objective,” “looks forward,” “projects,” “models” and variations of such words and similar expressions, or future or conditional verbs such as “will,” “would,” “should,” “could,” “might,” “can,” “may” or similar expressions, as they relate to Comerica or its management, are intended to identify forward-looking statements.
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
Local, domestic, and international events including economic, financial market, political and industry specific conditions affect the financial services industry, directly and indirectly. The economic environment and market conditions in which Comerica operates continue to be uncertain. Financial market volatility increased through the fourth quarter of 2018. Also, economic growth in the rest of the world appears to be slowing, notably in China and in Europe. Changes to U.S. trade policy and reactions to changes by U.S. trading partners have also increased stress on many U.S. businesses. Most U.S. economic indicators continue to be positive. However, some have shown signs of weakness through the end of 2018. This includes residential investment, which has cooled as mortgage rates have increased. Conditions related to inflation, recession, unemployment, volatile interest rates, international conflicts, changes in trade policies and other factors, such as real estate values, energy prices, state and local municipal budget deficits, government spending and the U.S. national debt, outside of our control may, directly and indirectly, adversely affect Comerica.

•	Governmental monetary and fiscal policies may adversely affect the financial services industry, and therefore impact Comerica's financial condition and results of operations.
Monetary and fiscal policies of various governmental and regulatory agencies, in particular the FRB, affect the financial services industry, directly and indirectly. The FRB regulates the supply of money and credit in the U.S. and its monetary and fiscal policies determine in a large part Comerica's cost of funds for lending and investing and the return that can be earned on such loans and investments. Changes in such policies, including changes in interest rates, such as recent increases in the federal funds rate, or changes in the FRB's balance sheet, such as the FRB's continuing balance sheet reduction, will influence the origination of loans, the value of investments, the generation of deposits and the rates received on loans and investment securities and paid on deposits. Changes in monetary and fiscal policies are beyond Comerica's control and difficult to predict. Comerica's financial condition and results of operations could be materially adversely impacted by changes in governmental monetary and fiscal policies.

•
Comerica’s operational or security systems or infrastructure, or those of third parties, could fail or be breached, which could disrupt Comerica’s business and adversely impact Comerica’s results of operations, liquidity and financial condition, as well as cause legal or reputational harm.

The potential for operational risk exposure exists throughout Comerica’s business and, as a result of its interactions with, and reliance on, third parties, is not limited to Comerica’s own internal operational functions. Comerica's operations rely on the secure processing, storage and transmission of confidential and other information on its technology systems and networks. These networks are subject to infrastructure failures, ongoing system maintenance and upgrades and planned network outages. The increased use of mobile and cloud technologies can heighten these and other operational risks. Any failure, interruption or breach in security of these systems could result in failures or disruptions in Comerica's customer relationship management, general ledger, deposit, loan and other systems.
Comerica relies on its employees and third parties in its day-to-day and ongoing operations, who may, as a result of human error, misconduct, malfeasance or failure, or breach of Comerica’s or of third-party systems or infrastructure, expose Comerica to risk. For example, Comerica’s ability to conduct business may be adversely affected by any significant disruptions to Comerica or to third parties with whom Comerica interacts or upon whom it relies. Although Comerica has programs in place related to business continuity, disaster recovery and information security to maintain the confidentiality, integrity and availability of its systems, business applications and customer information, such disruptions may still give rise to interruptions in service to customers and loss or liability to Comerica, including loss of customer data. In addition, Comerica’s ability to implement backup systems and other safeguards with respect to third-party systems is more limited than with respect to its own systems.
Comerica’s financial, accounting, data processing, backup or other operating or security systems and infrastructure may fail to operate properly or become disabled or damaged as a result of a number of factors, including events that are wholly or partially beyond its control, which could adversely affect its ability to process transactions or provide services. Such events may include sudden increases in customer transaction volume and/or customer activity; electrical, telecommunications or other major physical infrastructure outages; natural disasters such as earthquakes, tornadoes, hurricanes and floods; disease pandemics; cyber attacks; and events arising from local or larger scale political or social matters, including wars and terrorist acts.
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
Comerica faces the risk of operational disruption, failure or capacity constraints due to its dependency on third party vendors for components of its delivery systems. Third party vendors provide certain key components of Comerica's delivery systems, such as cloud-based computing, networking and storage services, payment processing services, recording and monitoring services, internet connections and network access, clearing agency services and card processing services, and additionally will be providing trust processing services starting in 2019. While Comerica conducts due diligence prior to engaging with third party vendors and performs ongoing monitoring of vendor controls, it does not control their operations. Further, while Comerica's vendor management policies and practices are designed to comply with current regulations, these policies and practices cannot eliminate this risk. In this context, any vendor failure to properly deliver these services could adversely affect Comerica’s business operations, and result in financial loss, reputational harm, and/or regulatory action.

•
Comerica faces security risks, including denial of service attacks, hacking, social engineering attacks targeting Comerica’s colleagues and customers, malware intrusion or data corruption attempts, and identity theft that could result in the disclosure of confidential information, adversely affect its business or reputation, and create significant legal and financial exposure.

Comerica’s computer systems and network infrastructure and those of third parties, on which Comerica is highly dependent, are subject to security risks and could be susceptible to cyber attacks, such as denial of service attacks, hacking, terrorist activities or identity theft. Comerica’s business relies on the secure processing, transmission, storage and retrieval of confidential, proprietary and other information in its computer and data management systems and networks, and in the computer and data management systems and networks of third parties. In addition, to access Comerica’s network, products and services, its customers and other third parties may use personal mobile devices or computing devices that are outside of its network environment and are subject to their own cybersecurity risks.
Cyber attacks could include computer viruses, malicious or destructive code, phishing attacks, denial of service or information, ransomware, improper access by employees or vendors, attacks on personal email of employees, ransom demands to not expose security vulnerabilities in Comerica's systems or the systems of third parties, or other security breaches, and could result in the destruction or exfiltration of data and systems. As cyber threats continue to evolve, Comerica may be required to expend significant additional resources to continue to modify or enhance its protective measures or to investigate and remediate any information security vulnerabilities or incidents. Despite efforts to ensure the integrity of Comerica’s systems and implement controls, processes, policies and other protective measures, Comerica may not be able to anticipate all security breaches, nor may it be able to implement guaranteed preventive measures against such security breaches. Cyber threats are rapidly evolving and Comerica may not be able to anticipate or prevent all such attacks and could be held liable for any security breach or loss.
Although Comerica has programs in place related to business continuity, disaster recovery and information security to maintain the confidentiality, integrity, and availability of its systems, business applications and customer information, such disruptions may still give rise to interruptions in service to customers and loss or liability to Comerica, including loss of customer data. Like other financial services firms, Comerica and its third party providers continue to be the subject of cyber attacks. Although to this date Comerica has not experienced any material losses or other material consequences related to cyber attacks, future cyber attacks could be more disruptive and damaging, and Comerica may not be able to anticipate or prevent all such attacks. Further, cyber attacks may not be detected in a timely manner.
Cyber attacks or other information or security breaches, whether directed at Comerica or third parties, may result in a material loss or have material consequences. Furthermore, the public perception that a cyber attack on Comerica’s systems has been successful, whether or not this perception is correct, may damage its reputation with customers and third parties with whom it does business. Hacking of personal information and identity theft risks, in particular, could cause serious reputational harm. A successful penetration or circumvention of system security could cause Comerica serious negative consequences, including loss of customers and business opportunities, costs associated with maintaining business relationships after an attack or breach; significant business disruption to Comerica’s operations and business, misappropriation, exposure, or destruction of its confidential information, intellectual property, funds, and/or those of its customers; or damage to Comerica’s or Comerica’s customers’ and/or third parties’ computers or systems, and could result in a violation of applicable privacy laws and other laws, litigation exposure, regulatory fines, penalties or intervention, loss of confidence in Comerica’s security measures, reputational damage, reimbursement or other compensatory costs, additional compliance costs, and could adversely impact its results of operations, liquidity and financial condition. In addition, Comerica may not have adequate insurance coverage to compensate for losses from a cybersecurity event.

•	Proposed revenue enhancements and efficiency improvements may not be achieved.
In July 2016, Comerica announced its efficiency and revenue program, GEAR Up (the "program") and initial financial targets. Several initiatives continue to be implemented within the program. There may be changes in the scope or assumptions underlying the program, delays in the anticipated timing of activities related to the program and higher than expected or unanticipated costs to implement them, and some benefits may not be fully achieved. As well, even if the program is successful, many factors can influence the amount of core noninterest expenses, some of which are not wholly in our control, including changing regulations, benefits and health care costs, technology and cybersecurity investments, outside processing expenses and litigation.
Furthermore, the implementation of the program may have unintended impacts on Comerica's ability to attract and retain business, customers and employees, and could result in disruptions to systems, processes, controls and procedures. Any revenue enhancement ideas may not be successful in the marketplace. Accordingly, Comerica's results of operations and profitability may be negatively impacted, making it less competitive and potentially causing a loss of market share. Additionally, Comerica's future performance is subject to the various risks inherent to its business and operations.

•	Comerica must maintain adequate sources of funding and liquidity to meet regulatory expectations, support its operations and fund outstanding liabilities.
Comerica’s liquidity and ability to fund and run its business could be materially adversely affected by a variety of conditions and factors, including financial and credit market disruptions and volatility, a lack of market or customer confidence in financial markets in general, or deposit competition as interest rates increase, which may result in a loss of customer deposits or outflows of cash or collateral and/or adversely affect Comerica's ability to access capital markets on favorable terms.

Other conditions and factors that could materially adversely affect Comerica’s liquidity and funding include a lack of market or customer confidence in, or negative news about, Comerica or the financial services industry generally which also may result in a loss of deposits and/or negatively affect Comerica's ability to access the capital markets; the loss of customer deposits to alternative investments; counterparty availability; interest rate fluctuations; general economic conditions; and the legal, regulatory, accounting and tax environments governing Comerica's funding transactions. Many of the above conditions and factors may be caused by events over which Comerica has little or no control. There can be no assurance that significant disruption and volatility in the financial markets will not occur in the future. Further, Comerica's customers may be adversely impacted by such conditions, which could have a negative impact on Comerica's business, financial condition and results of operations.
Further, if Comerica is unable to continue to fund assets through customer bank deposits or access funding sources on favorable terms, or if Comerica suffers an increase in borrowing costs or otherwise fails to manage liquidity effectively, Comerica’s liquidity, operating margins, financial condition and results of operations may be materially adversely affected.

•	Compliance with stringent capital requirements may adversely affect Comerica.
Comerica is required to satisfy stringent regulatory capital standards, as set forth in the “Supervision and Regulation” section of this report. These requirements, and any other new laws or regulations related to capital and liquidity, could adversely affect Comerica's ability to pay dividends or make equity repurchases, or could require Comerica to reduce business levels or to raise capital, including in ways that may adversely affect its results of operations or financial condition and/or existing shareholders. Maintaining higher levels of capital may reduce Comerica's profitability and otherwise adversely affect its business, financial condition, or results of operations.

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
For more information regarding certain of Comerica's lines of business, please see "Concentration of Credit Risk," "Commercial Real Estate Lending," "Residential Real Estate Lending" and “Energy Lending” on pages F-26 through F-28 of the Financial Section of this report.

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
Comerica is subject to extensive regulation, supervision and examination by the U.S. Treasury, the Texas Department of Banking, the FDIC, the FRB, the OCC, the SEC, FINRA, DOL, MSRB and other regulatory bodies. Such regulation and supervision governs and limits the activities in which Comerica may engage. Regulatory authorities have extensive discretion in their supervisory and enforcement activities, including the imposition of restrictions on Comerica's operations and ability to make acquisitions, investigations and limitations related to Comerica's securities, the classification of Comerica's assets and determination of the level of Comerica's allowance for loan losses. Any change in such regulation and oversight, whether in the form of regulatory policy, regulations, legislation or supervisory action, may have a material adverse impact on Comerica's business, financial condition or results of operations. The impact of any future legislation or regulatory actions may adversely affect Comerica's businesses or operations.
•Cybersecurity and data privacy are areas of heightened legislative and regulatory focus.
As cybersecurity and data privacy risks for banking organizations and the broader financial system have significantly increased in recent years, cybersecurity and data privacy issues have become the subject of increasing legislative and regulatory focus. The federal bank regulatory agencies have proposed enhanced cyber risk management standards, which would apply to a wide range of large financial institutions and their third-party service providers, including Comerica and its bank subsidiaries, and would focus on cyber risk governance and management, management of internal and external dependencies, and incident response, cyber resilience and situational awareness. Several states have also proposed or adopted cybersecurity legislation and regulations, which require, among other things, notification to affected individuals when there has been a security breach of their personal data. For more information regarding cybersecurity regulation, refer to the “Supervision and Regulation” section of this report.
Comerica receives, maintains and stores non-public personal information of Comerica’s customers and counterparties, including, but not limited to, personally identifiable information and personal financial information. The sharing, use, disclosure and protection of this information are governed by federal and state law. Both personally identifiable information and personal financial information is increasingly subject to legislation and regulation, the intent of which is to protect the privacy of personal information that is collected and handled. For example, in June of 2018, the Governor of California signed into law the CCPA. The CCPA, which becomes effective on January 1, 2020, applies to for-profit businesses that conduct business in California and meet certain revenue or data collection thresholds, including Comerica. For more information regarding data privacy regulation, refer to the “Supervision and Regulation” section of this report.
Comerica may become subject to new legislation or regulation concerning cybersecurity or the privacy of personally identifiable information and personal financial information or of any other information Comerica may store or maintain. Comerica could be adversely affected if new legislation or regulations are adopted or if existing legislation or regulations are modified such that Comerica is required to alter its systems or require changes to its business practices or privacy policies. If cybersecurity, data privacy, data protection, data transfer or data retention laws are implemented, interpreted or applied in a manner inconsistent with Comerica’s current practices, it may be subject to fines, litigation or regulatory enforcement actions or ordered to change its business practices, policies or systems in a manner that adversely impacts Comerica’s operating results.

•	Fluctuations in interest rates and their impact on deposit pricing could adversely affect Comerica's net interest income and balance sheet.
The operations of financial institutions such as Comerica are dependent to a large degree on net interest income, which is the difference between interest income from loans and investments and interest expense on deposits and borrowings. Prevailing economic conditions and the trade, fiscal and monetary policies of the federal government and various regulatory agencies all affect market rates of interest and the availability and cost of credit, which in turn significantly affect financial institutions' net interest income and the market value of its investment securities. For a discussion of Comerica's interest rate sensitivity, please see, “Market and Liquidity Risk” beginning on page F-29 of the Financial Section of this report.
While recent interest rate rises have benefited Comerica's net interest income, higher interest rates can also lead to fewer loan originations, lower returns on investment securities and increased competition for deposits. In particular, Comerica's funding costs may continue to increase if it raises deposit rates to avoid losing customer deposits, or if it loses customer deposits and must rely on more expensive sources of funding. Higher funding costs will reduce Comerica's net interest margin and net interest income.
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

•
Interest rates on Comerica's outstanding financial instruments might be subject to change based on developments related to LIBOR, which could adversely affect its revenue, expenses, and the value of those financial instruments.

On July 27, 2017, the United Kingdom’s Financial Conduct Authority, which regulates LIBOR, publicly announced that it intends to stop persuading or compelling banks to submit LIBOR rates after 2021. It is expected that a transition away from the widespread use of LIBOR to alternative rates will occur over the course of the next several years. While there is no consensus on what rate or rates may become accepted alternatives to LIBOR, the Alternative Reference Rates Committee, a steering committee comprised of U.S. financial market participants, selected and the Federal Reserve Bank of New York started in May 2018 to publish the Secured Overnight Finance Rate (“SOFR”) as an alternative to LIBOR. SOFR is a broad measure of the cost of borrowing cash in the overnight U.S. treasury repo market. At this time, it is impossible to predict whether the SOFR or another reference rate will become an accepted alternative to LIBOR.
Comerica's loan composition at December 31, 2018 was 62 percent 30-day LIBOR, 13 percent other LIBOR (primarily 60-day), 16 percent prime and 9 percent fixed rate. The market transition away from LIBOR to an alternative reference rate, including SOFR, is complex and could have a range of adverse effects on our business, financial condition and results of operations. In particular, any such transition could:
•adversely affect the interest rates paid or received on, and the revenue and expenses associate with, Comerica’s floating rate obligations, loans, deposits, derivatives, and other financial instruments tied to LIBOR rates, or other securities or financial arrangements given LIBOR’s role in determining market interest rates globally;

•adversely affect the value of Comerica’s floating rate obligations, loans, deposits, derivatives, and other financial instruments tied to LIBOR rates, or other securities or financial arrangements given LIBOR’s role in determining market interest rates globally;
•prompt inquiries or other actions from regulators in respect of Comerica’s preparation and readiness for the replacement of LIBOR with an alternative reference rate;
•result in disputes, litigation or other actions with counterparties regarding the interpretation and enforceability of certain fallback language in LIBOR-based securities; and
•require the transition to or development of appropriate systems and analytics to effectively transition Comerica’s risk management processes from LIBOR-based products to those based on the applicable alternative pricing benchmark, such as SOFR.
The manner and impact of this transition, as well as the effect of these developments on Comerica’s funding costs, loan and investment and trading securities portfolios, asset-liability management, and business, is uncertain.

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
Reputational risk is an increasing concern for businesses as customers are interested in doing business with companies they admire and trust. Such risks include compliance issues, operational challenges, or a strategic, high profile event. Comerica's business is based on the trust of its customers, communities, and entire value chain, which makes managing reputational risk extremely important.  News or other publicity that impairs Comerica's reputation, or the reputation of the financial services industry generally, can therefore cause significant harm to Comerica’s business and prospects. Further, adverse publicity or negative information posted on social media websites regarding Comerica, whether or not true, may result in harm to Comerica’s prospects.

•	Comerica may not be able to utilize technology to efficiently and effectively develop, market, and deliver new products and services to its customers.
The financial services industry experiences rapid technological change with regular introductions of new technology-driven products and services. The ability to access and use technology is an increasingly important competitive factor in the financial services industry, and having the right technology is a critically important component to customer satisfaction. As well, the efficient and effective utilization of technology enables financial institutions to reduce costs. Comerica's future success depends, in part, upon its ability to address the needs of its customers by using technology to market and deliver products and services that will satisfy customer demands, meet regulatory requirements, and create additional efficiencies in Comerica's operations. Comerica may not be able to effectively develop new technology-driven products and services or be successful in marketing or supporting these products and services to its customers, which could have a material adverse impact on Comerica's financial condition and results of operations.

•	Competitive product and pricing pressures within Comerica's markets may change.
Comerica operates in a very competitive environment, which is characterized by competition from a number of other financial institutions in each market in which it operates. Comerica competes in terms of products and pricing with large national and regional financial institutions and with smaller financial institutions. Some of Comerica's larger competitors, including certain nationwide banks that have a significant presence in Comerica's market area, may make available to their customers a broader array of product, pricing and structure alternatives and, due to their asset size, may more easily absorb credit losses in a larger overall portfolio. Some of Comerica's competitors (larger or smaller) may have more liberal lending policies and processes. Increasingly, Comerica competes with other companies based on financial technology and capabilities, such as mobile banking applications and funds transfer.
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
In addition to banks, Comerica's banking subsidiaries also face competition from other financial intermediaries, including savings and loan associations, consumer finance companies, leasing companies, venture capital funds, credit unions, investment banks, insurance companies and securities firms. Competition among providers of financial products and services continues to increase as technology advances have lowered the barriers to entry for financial technology companies, with customers having the opportunity to select from a growing variety of traditional and nontraditional alternatives, including crowdfunding, digital wallets and money transfer services. The ability of non-banking financial institutions to provide services previously limited to commercial banks has intensified competition. Because non-banking financial institutions are not subject to many of the same regulatory restrictions as banks and bank holding companies, they can often operate with greater flexibility and lower cost structures.
If Comerica is unable to compete effectively in products and pricing in its markets, business could decline, which could have a material adverse effect on Comerica's business, financial condition or results of operations.

•	The soundness of other financial institutions could adversely affect Comerica.
Comerica's ability to engage in routine funding transactions could be adversely affected by the actions and commercial soundness of other financial institutions. Financial services institutions are interrelated as a result of trading, clearing, counterparty or other relationships. Comerica has exposure to many different industries and counterparties, and it routinely executes transactions with counterparties in the financial industry, including brokers and dealers, commercial banks, investment banks, mutual and hedge funds, and other institutional clients. As a result, defaults by, or even rumors or questions about, one or more financial services institutions, or the financial services industry generally, have led, and may further lead, to market-wide liquidity problems and could lead to losses or defaults by us or by other institutions. Many of these transactions could expose Comerica to credit risk in the event of default of its counterparty or client. In addition, Comerica's credit risk may be impacted when the collateral held by it cannot be realized or is liquidated at prices not sufficient to recover the full amount of the financial instrument exposure due to Comerica. There is no assurance that any such losses would not adversely affect, possibly materially, Comerica.

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
Recently, there have been discussions regarding potential changes to U.S. trade policies, legislation, treaties and tariffs, including trade policies and tariffs affecting China, the European Union, Canada and Mexico and retaliatory tariffs by such countries. Tariffs and retaliatory tariffs have been imposed, and additional tariffs and retaliatory tariffs have been proposed. Also, on October 1, 2018, the United States, Canada and Mexico agreed to a new trade deal, the United States-Mexico-Canada Agreement ("USMCA"), to replace the North American Free Trade Agreement. The USMCA is subject to congressional approval and various components of the USMCA are not effective until 2020. These and any other changes in tariffs, retaliatory tariffs or other trade restrictions on products and materials that Comerica’s customers import or export could cause the prices of their products to increase, which could reduce demand for such products, or reduce customer margins, and adversely impact their revenues, financial results and ability to service debt; in turn, this could adversely affect Comerica’s financial condition and results of operations.
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
For more information regarding risk management, please see "Risk Management" on pages F-21 through F-34 of the Financial Section of this report.

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

•	Tax regulations could be subject to potential legislative, administrative or judicial changes or interpretations.
Federal income tax treatment of corporations may be clarified and/or modified by legislative, administrative or judicial changes or interpretations at any time. Any such changes could adversely affect Comerica, either directly, or indirectly as a result of effects on Comerica's customers. For example, the tax reform bill enacted on December 22, 2017 has had, and is expected to continue to have, far-reaching and significant effects on Comerica, its customers and the U.S. economy, including commercial customer borrowings due to the increase in cash flows as a result of the reduction in the corporate statutory tax rate.

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
Further, Comerica's ability to retain key officers and employees may be impacted by legislation and regulation affecting the financial services industry. In 2016, the FRB, OCC and several other federal financial regulators revised and re-proposed rules to implement Section 956 of the Dodd-Frank Act. Section 956 directed regulators to jointly prescribe regulations or guidelines prohibiting incentive-based payment arrangements, or any feature of any such arrangement, at covered financial institutions that encourage inappropriate risks by providing excessive compensation or that could lead to a material financial loss. Consistent with the Dodd-Frank Act, the proposed rule would impose heightened standards for institutions with $50 billion or more in total consolidated assets, which includes Comerica. For these larger institutions, the proposed rule would require the deferral of at least 40 percent of incentive-based payments for designated executives and significant risk-takers who individually have the ability to expose the institution to possible losses that are substantial in relation to the institution's size, capital or overall risk tolerance. Moreover, incentive-based compensation of these individuals would be subject to potential clawback for seven years following vesting. Further, the rule imposes enhanced risk management controls and governance and internal policy and procedure requirements with respect to incentive compensation. Accordingly, Comerica may be at a disadvantage to offer competitive compensation compared to other financial institutions (as referenced above) or companies in other industries, which may not be subject to the same requirements.
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

•	Comerica may incur losses due to fraud.
Fraudulent activity can take many forms and has escalated as more tools for accessing financial services emerge, such as real-time payments. Fraud schemes are broad and continuously evolving.  Examples include but are not limited to:  debit card/credit card fraud, check fraud, mechanical devices attached to ATM machines, social engineering and phishing attacks to obtain personal information, impersonation of our clients through the use of falsified or stolen credentials, employee fraud, information theft and other malfeasance. Increased deployment of technologies, such as chip card technology, defray and reduce aspects of fraud; however, criminals are turning to other sources to steal personally identifiable information in order to impersonate the consumer to commit fraud. Many of these data compromises have been widely reported in the media. Further, as a result of the increased sophistication of fraud activity, Comerica continues to invest in systems, resources, and controls to detect and prevent fraud. This will result in continued ongoing investments in the future.

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
From time to time accounting standards setters change the financial accounting and reporting standards that govern the preparation of Comerica’s financial statements. These changes can be difficult to predict and can materially impact how Comerica records and reports its financial condition and results of operations. In some cases, Comerica could be required to apply a new or revised standard retroactively, resulting in changes to previously reported financial results, or a cumulative charge to retained earnings. In particular, the Financial Accounting Standards Board (“FASB”) has issued a new accounting standard, CECL, for the recognition and measurement of credit losses for loans and debt securities. The new standard will be effective for Comerica in the first quarter 2020. The anticipated change in loan loss reserves due to CECL is currently unknown and is dependent upon many factors that are yet to be determined, such as the economic environment at adoption and any future FASB clarifications. Comerica anticipates that CECL will have an impact on its loan loss reserves and retained earnings, as well as how it manages its capital.

•	Comerica's accounting policies and processes are critical to the reporting of financial condition and results of operations. They require management to make estimates about matters that are uncertain.
Accounting policies and processes are fundamental to how Comerica records and reports its financial condition and results of operations. Management must exercise judgment in selecting and applying many of these accounting policies and processes so they comply with U.S. Generally Accepted Accounting Principles ("GAAP"). In some cases, management must select the accounting policy or method to apply from two or more alternatives, any of which may be reasonable under the circumstances, yet may result in the Company reporting materially different results than would have been reported under a different alternative.
Management has identified certain accounting policies as being critical because they require management's judgment to make difficult, subjective or complex judgments about matters that are uncertain. Materially different amounts could be reported under different conditions or using different assumptions or estimates. Comerica has established detailed policies and control procedures that are intended to ensure these critical accounting estimates and judgments are well controlled and applied consistently. In addition, the policies and procedures are intended to ensure that the process for changing methodologies occurs in an appropriate manner. Because of the uncertainty surrounding management's judgments and the estimates pertaining to these matters, Comerica cannot guarantee that it will not be required to adjust accounting policies or restate prior period financial statements. See “Critical Accounting Policies” on pages F-35 through F-37 of the Financial Section of this report and Note 1 of the Notes to Consolidated Financial Statements located on pages F-46 through F-58 of the Financial Section of this report.

•	Controls and procedures may not prevent or detect all errors or acts of fraud.
Controls and procedures are designed to provide reasonable assurance that information required to be disclosed in reports Comerica files or submits under the Exchange Act is accurately accumulated and communicated to management, and recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures or internal controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met, due to certain inherent limitations. These limitations include the realities that judgments in decision making can be faulty, that alternative reasoned judgments can be drawn, that breakdowns can occur because of an error or mistake, or that controls may be fraudulently circumvented. Accordingly, because of the inherent limitations in control systems, misstatements due to error or fraud may occur and not be detected.

•	Comerica's stock price can be volatile.
Stock price volatility may make it more difficult for shareholders to resell their common stock when they want and at prices they find attractive. Comerica's stock price can fluctuate significantly in response to a variety of factors including, among other things:

•	Actual or anticipated variations in quarterly results of operations.

•	Recommendations or projections by securities analysts.

•	Operating and stock price performance of other companies that investors deem comparable to Comerica.

•	News reports relating to trends, concerns and other issues in the financial services industry.

•	Perceptions in the marketplace regarding Comerica and/or its competitors.

•	New technology used, or services offered, by competitors.

•	Significant acquisitions or business combinations, strategic partnerships, joint ventures or capital commitments by or involving Comerica or its competitors.

•	Changes in dividends and capital returns.

•	Changes in government regulations.

•	Cyclical fluctuations.

•	Geopolitical conditions such as acts or threats of terrorism or military conflicts.

•	Activity by short sellers and changing government restrictions on such activity.
General market fluctuations, including real or anticipated changes in the strength of the economy; industry factors and general economic and political conditions and events, such as economic slowdowns or recessions; interest rate changes, oil price volatility or credit loss trends, among other factors, could also cause Comerica's stock price to decrease regardless of operating results.
For the above and other reasons, the market price of Comerica's securities may not accurately reflect the underlying value of the securities, and investors should consider this before relying on the market prices of Comerica's securities when making an investment decision.
Item 1B.  Unresolved Staff Comments.
None.
Item 2.  Properties.
The executive offices of Comerica are located in the Comerica Bank Tower, 1717 Main Street, Dallas, Texas 75201. Comerica Bank occupies six floors of the building, plus additional space on the building's lower level. Comerica does not own the Comerica Bank Tower space, but has naming rights to the building and leases the space from an unaffiliated third party. The lease for such space used by Comerica and its subsidiaries extends through September 2028. Comerica's Michigan headquarters are located in a 10-story building in the central business district of Detroit, Michigan at 411 W. Lafayette, Detroit, Michigan 48226. Such building is owned by Comerica Bank. As of December 31, 2018, Comerica, through its banking affiliates, operated at a total of 550 locations. This includes banking centers, trust services locations, and/or loan production or other financial services offices, primarily in the States of Texas, Michigan, California, Florida and Arizona. Of the 550 locations, 221 were owned and 329 were leased. As of December 31, 2018, affiliates also operated from leased spaces in Denver, Colorado; Wilmington, Delaware; Oakbrook Terrace, Illinois; Boston, Massachusetts; Minneapolis, Minnesota; Morristown, New Jersey; New York, New York; Rocky Mount, North Carolina; Memphis, Tennessee; McLean, Virginia; Bellevue, Washington; Monterrey, Mexico; Toronto, Ontario, Canada and Windsor, Ontario, Canada. Comerica and its subsidiaries own, among other properties, a check processing center in Livonia, Michigan, and three buildings in Auburn Hills, Michigan, used mainly for lending functions and operations.
Item 3.  Legal Proceedings.
Please see Note 21 of the Notes to Consolidated Financial Statements located on pages F-93 through F-94 of the Financial Section of this report.

Item 4.   Mine Safety Disclosures.
Not applicable.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market Information, Holders of Common Stock and Dividends
The common stock of Comerica Incorporated is traded on the New York Stock Exchange (NYSE Trading Symbol: CMA). At February 8, 2019, there were approximately 8,844 record holders of Comerica's common stock.
On January 22, 2019, Comerica’s Board of Directors approved a dividend of $0.67 per common share payable on April 1, 2019 to shareholders of record on March 15, 2019. Subject to approval of the Board of Directors and applicable regulatory requirements, Comerica expects to continue its policy of paying regular cash dividends on a quarterly basis. A discussion of Comerica's dividend restrictions is set forth in Note 20 of the Notes to Consolidated Financial Statements located on pages F-92 through F-93 of the Financial Section of this report, in the "Capital" section on pages F-18 through F-20 of the Financial Section of this report and in the “Supervision and Regulation” section of this report.
Performance Graph
Our performance graph is available under the caption "Performance Graph" on page F-2 of the Financial Section of this report.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
Authorization to repurchase up to an additional 10 million shares of Comerica Incorporated outstanding common stock was announced by the Board on July 24, 2018. As of December 31, 2018, a total of 65.2 million shares have been authorized for repurchase under the equity repurchase program since its inception in 2010. There is no expiration date for Comerica's equity repurchase program.
Previously, Comerica's equity repurchase program also covered the repurchase of up to 14.1 million warrants (12.1 million share-equivalents). All unexercised warrants expired according to their terms in the quarter ended December 31, 2018.
In January 2019, the Board also authorized the repurchase of up to 15 million additional shares of Comerica Incorporated outstanding common stock.
The following table summarizes Comerica's equity repurchase activity for the year ended December 31, 2018.

(shares in thousands)	Total Number of Shares and Warrants Purchased as Part of Publicly Announced Repurchase Plans or Programs (a)	Remaining Repurchase Authorization (b)		Total Number of Shares Purchased (c)	Average Price Paid Per Share
Total first quarter 2018	1,565	8,714		1,674	$95.16
Total second quarter 2018	1,755	6,952		1,759	96.32
Total third quarter 2018	5,137	11,706	(d)	5,143	97.32
October 2018	4,701	6,987		4,703	79.17
November 2018	—	6,346		—	—
December 2018	1,615	4,707		1,615	79.16
Total fourth quarter 2018	6,316	4,707		6,318	79.16
Total 2018	14,773	4,707		14,894	$89.26

(a)
The Corporation made no repurchases of warrants under the repurchase program during the year ended December 31, 2018. Upon exercise of a warrant, the number of shares with a value equal to the aggregate exercise price is withheld from an exercising warrant holder as payment (known as a "net exercise provision"). During the year ended December 31, 2018, the Corporation withheld the equivalent of approximately 309,000 shares to cover an aggregate of $9 million in exercise price and issued approximately 585,000 shares to the exercising warrant holders. Shares withheld in connection with the net exercise provision are not included in the total number of shares or warrants purchased in the above table. All unexercised warrants expired in the fourth quarter.

(b)	Maximum number of shares and warrants that may yet be purchased under the publicly announced plans or programs. In January 2019, the Board rescinded its warrant repurchase authorization following the expiration of all unexercised warrants.

(c)
Includes approximately 121,000 shares (including 2,000 shares in the quarter ended December 31, 2018) purchased pursuant to deferred compensation plans and shares purchased from employees to pay for taxes related to restricted stock vesting under the terms of an employee share-based compensation plan during the year ended December 31, 2018. These transactions are not considered part of the Corporation's repurchase program.

(d)	Includes July 24, 2018 equity repurchase authorization for an additional 10 million shares.

Item 6.  Selected Financial Data.
Reference is made to the caption “Selected Financial Data” on page F-3 of the Financial Section of this report.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Reference is made to the sections entitled “2018 Overview and 2019 Outlook,” “Results of Operations," "Strategic Lines of Business," "Balance Sheet and Capital Funds Analysis," "Risk Management," "Critical Accounting Policies," "Supplemental Financial Data" and "Forward-Looking Statements" on pages F-4 through F-40 of the Financial Section of this report.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.
Reference is made to the subheadings entitled “Market and Liquidity Risk,” “Operational Risk,” “Compliance Risk” and “Strategic Risk” on pages F-29 through F-34 of the Financial Section of this report.
Item 8.  Financial Statements and Supplementary Data.
Reference is made to the sections entitled “Consolidated Balance Sheets,” “Consolidated Statements of Income,” “Consolidated Statements of Comprehensive Income,” “Consolidated Statements of Changes in Shareholders' Equity,” “Consolidated Statements of Cash Flows,” “Notes to Consolidated Financial Statements,” “Report of Management,” “Reports of Independent Registered Public Accounting Firm,” and “Historical Review” on pages F-41 through F-109 of the Financial Section of this report.
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
Internal Control over Financial Reporting
Management's annual report on internal control over financial reporting and the related attestation report of Comerica's registered public accounting firm are included on pages F-104 and F-105 in the Financial Section of this report.
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
The remainder of the response to this item will be included under the sections captioned “Information About Nominees,” “Committees and Meetings of Directors,” “Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance” of Comerica's definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on April 23, 2019, which sections are hereby incorporated by reference.

Item 11.  Executive Compensation.
The response to this item will be included under the sections captioned “Compensation Committee Interlocks and Insider Participation,” “Compensation Discussion and Analysis,” “Compensation of Directors,” “Governance, Compensation and Nominating Committee Report,” “2018 Summary Compensation Table,” “2018 Grants of Plan-Based Awards,” “Outstanding Equity Awards at Fiscal Year-End 2018,” “2018 Option Exercises and Stock Vested,” “Pension Benefits at Fiscal Year-End 2018,” “2018 Nonqualified Deferred Compensation,” “Potential Payments upon Termination or Change of Control at Fiscal Year-End 2018” and "Pay Ratio Disclosure" of Comerica's definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on April 23, 2019, which sections are hereby incorporated by reference.
Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The response to this item will be included under the sections captioned “Security Ownership of Certain Beneficial Owners,” “Security Ownership of Management” and "Securities Authorized for Issuance Under Equity Compensation Plans" of Comerica's definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on April 23, 2019, which sections are hereby incorporated by reference.
Item 13.  Certain Relationships and Related Transactions, and Director Independence.
The response to this item will be included under the sections captioned “Director Independence,” “Transactions with Related Persons,” and “Information about Nominees” of Comerica's definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on April 23, 2019, which sections are hereby incorporated by reference.
Item 14.  Principal Accountant Fees and Services.
The response to this item will be included under the section captioned “Independent Registered Public Accounting Firm” of Comerica's definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on April 23, 2019, which section is hereby incorporated by reference.

PART IV

Item 15.  Exhibits and Financial Statement Schedules
The following documents are filed as a part of this report:

1.	Financial Statements: The financial statements that are filed as part of this report are included in the Financial Section on pages F-41 through F-106.

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

9	(not applicable)

10.1†	Comerica Incorporated 2018 Long-Term Incentive Plan (filed as Exhibit 10.1 to Registrant's Current Report on Form 8-K dated April 24, 2018, and incorporated herein by reference).

10.1A†
Form of Standard Comerica Incorporated Restricted Stock Unit Agreement (cliff vesting) under the Comerica Incorporated 2018 Long-Term Incentive Plan (filed as Exhibit 10.2 to Registrant's Current Report on Form 8-K dated April 24, 2018, and incorporated herein by reference).

10.1B†
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

10.1D†
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

10.1G†	Form of Standard Comerica Incorporated Senior Executive Long-Term Performance Restricted Stock Unit Award Agreement under the Comerica Incorporated 2018 Long-Term Incentive Plan (2019 version).

10.2†
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

10.2B†
Form of Standard Comerica Incorporated Non-Qualified Stock Option Agreement under the Comerica Incorporated Amended and Restated 2006 Long-Term Incentive Plan (2011 version) (filed as Exhibit 10.44 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2010, and incorporated herein by reference).

10.2C†
Form of Standard Comerica Incorporated Non-Qualified Stock Option Agreement under the Comerica Incorporated Amended and Restated 2006 Long-Term Incentive Plan (2012 version) (filed as Exhibit 10.1C to Registrant's Annual Report on Form 10-K for the year ended December 31, 2011, and incorporated herein by reference).

10.2D†
Form of Standard Comerica Incorporated Non-Qualified Stock Option Agreement under the Comerica Incorporated Amended and Restated 2006 Long-Term Incentive Plan (2014 version) (filed as Exhibit 10.1 to Registrant's Current Report on Form 8-K dated January 21, 2014, and incorporated herein by reference).

10.2E†
Form of Standard Comerica Incorporated Non-Qualified Stock Option Agreement under the Comerica Incorporated Amended and Restated 2006 Long-Term Incentive Plan (2014 version 2) (filed as Exhibit 10.1 to Registrant's Current Report on Form 8-K dated July 22, 2014, and incorporated herein by reference).

10.2F†
Form of Standard Comerica Incorporated Non-Qualified Stock Option Agreement under the Comerica Incorporated Amended and Restated 2006 Long-Term Incentive Plan (2015 version) (filed as Exhibit 10.2 to Registrant's Current Report on Form 8-K dated November 10, 2015, and incorporated herein by reference).

10.2G†
Form of Standard Comerica Incorporated Non-Qualified Stock Option Agreement under the Comerica Incorporated Amended and Restated 2006 Long-Term Incentive Plan (2017 version) (filed as Exhibit 10.1G to Registrant's Annual Report on Form 10-K for the year ended December 31, 2016, and incorporated herein by reference).

10.2H†
Form of Standard Comerica Incorporated Restricted Stock Award Agreement (non-cliff vesting) under the Amended and Restated Comerica Incorporated 2006 Long-Term Incentive Plan (2012 version) (filed as Exhibit 10.1F to Registrant's Annual Report on Form 10-K for the year ended December 31, 2011, and incorporated herein by reference).

10.2I†
Form of Standard Comerica Incorporated Restricted Stock Award Agreement (non-cliff vesting) under the Amended and Restated Comerica Incorporated 2006 Long-Term Incentive Plan (2014 version) (filed as Exhibit 10.2 to Registrant's Current Report on Form 8-K dated January 21, 2014, and incorporated herein by reference).

10.2J†
Form of Standard Comerica Incorporated Restricted Stock Award Agreement (non-cliff vesting) under the Amended and Restated Comerica Incorporated 2006 Long-Term Incentive Plan (2014 version 2) (filed as Exhibit 10.2 to Registrant's Current Report on Form 8-K dated July 22, 2014, and incorporated herein by reference).

10.2K†
Form of Standard Comerica Incorporated Restricted Stock Award Agreement (non-cliff vesting) under the Amended and Restated Comerica Incorporated 2006 Long-Term Incentive Plan (2017 version) (filed as Exhibit 10.1M to Registrant's Annual Report on Form 10-K for the year ended December 31, 2016, and incorporated herein by reference).

10.2L†
Form of Standard Comerica Incorporated Restricted Stock Award Agreement (cliff vesting) under the Comerica Incorporated 2006 Amended and Restated Long-Term Incentive Plan (2012 version) (filed as Exhibit 10.1I to Registrant's Annual Report on Form 10-K for the year ended December 31, 2011, and incorporated herein by reference).

10.2M†
Form of Standard Comerica Incorporated Restricted Stock Award Agreement (cliff vesting) under the Comerica Incorporated 2006 Amended and Restated Long-Term Incentive Plan (2017 version) (filed as Exhibit 10.1Q to Registrant's Annual Report on Form 10-K for the year ended December 31, 2016, and incorporated herein by reference).

10.2N†
Form of Standard Comerica Incorporated Restricted Stock Unit Agreement under the Amended and Restated Comerica Incorporated 2006 Long-Term Incentive Plan (2011 version) (filed as Exhibit 10.47 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2010, and incorporated herein by reference).

10.2O†
Form of Standard Comerica Incorporated Restricted Stock Unit Award Agreement under the Amended and Restated Comerica Incorporated 2006 Long-Term Incentive Plan (2018 version - non-cliff vesting) (filed as Exhibit 10.2 to Registrant's Current Report on Form 8-K dated November 8, 2017, and incorporated herein by reference).

10.2P†
Form of Standard Comerica Incorporated Restricted Stock Unit Award Agreement under the Amended and Restated Comerica Incorporated 2006 Long-Term Incentive Plan (2018 version - cliff vesting) (filed as Exhibit 10.3 to Registrant's Current Report on Form 8-K dated November 8, 2017, and incorporated herein by reference).

10.2Q†
Form of Standard Comerica Incorporated Senior Executive Long-Term Performance Restricted Stock Unit Award Agreement under the Amended and Restated Comerica Incorporated 2006 Long-Term Incentive Plan (filed as Exhibit 10.3 to Registrant's Current Report on Form 8-K dated January 21, 2014, and incorporated herein by reference).

10.2R†
Form of Standard Comerica Incorporated Senior Executive Long-Term Performance Restricted Stock Unit Award Agreement under the Amended and Restated Comerica Incorporated 2006 Long-Term Incentive Plan (2014 version 2) (filed as Exhibit 10.3 to Registrant's Current Report on Form 8-K dated July 22, 2014, and incorporated herein by reference).

10.2S†
Form of Standard Comerica Incorporated Senior Executive Long-Term Performance Restricted Stock Unit Award Agreement under the Amended and Restated Comerica Incorporated 2006 Long-Term Incentive Plan (2015 version) (filed as Exhibit 10.1 to Registrant's Current Report on Form 8-K dated November 10, 2015, and incorporated herein by reference).

10.2T†
Form of Standard Comerica Incorporated Senior Executive Long-Term Performance Restricted Stock Unit Award Agreement under the Amended and Restated Comerica Incorporated 2006 Long-Term Incentive Plan (2017 version) (filed as Exhibit 10.1 to Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, and incorporated herein by reference).

10.2U†
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

10.5†	Comerica Incorporated 2016 Management Incentive Plan (filed as Exhibit 10.1 to Registrant's Current Report on Form 8-K dated May 2, 2016, and incorporated herein by reference).

10.6†
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

10.12†
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

10.13A†
Form of Standard Comerica Incorporated Non-Employee Director Restricted Stock Unit Agreement under the Comerica Incorporated Amended and Restated Incentive Plan for Non-Employee Directors (filed as Exhibit 10.2 to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2005, and incorporated herein by reference).

10.13B†
Form of Standard Comerica Incorporated Non-Employee Director Restricted Stock Unit Agreement under the Comerica Incorporated Amended and Restated Incentive Plan for Non-Employee Directors (Version 2) (filed as Exhibit 10.6 to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2006, and incorporated herein by reference).

10.13C†
Form of Standard Comerica Incorporated Non-Employee Director Restricted Stock Unit Agreement under the Comerica Incorporated Amended and Restated Incentive Plan for Non-Employee Directors (Version 2.5) (filed as Exhibit 10.48 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2010, and incorporated herein by reference).

10.13D†
Form of Standard Comerica Incorporated Non-Employee Director Restricted Stock Unit Agreement under the Comerica Incorporated Amended and Restated Incentive Plan for Non-Employee Directors (Version 3) (filed as Exhibit 10.1 to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2009, and incorporated herein by reference).

10.13E†
Form of Standard Comerica Incorporated Non-Employee Director Restricted Stock Unit Agreement under the Comerica Incorporated Amended and Restated Incentive Plan for Non-Employee Directors (Version 4) (filed as Exhibit 10.4 to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, and incorporated herein by reference).

10.14†
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

10.15†
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

10.18D†
Restrictive Covenants and General Release Agreement by and between Michael H. Michalak and Comerica Incorporated dated January 8, 2019 (filed as Exhibit 10.1 to Registrant's Current Report on Form 8-K dated January 11, 2019, and incorporated herein by reference).

10.19†
Form of Change of Control Employment Agreement (BE4 and Higher Version without gross-up or window period-current) (filed as Exhibit 10.10 to Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, and incorporated herein by reference).

10.19A†	Schedule of Named Executive Officers Party to Change of Control Employment Agreement (BE4 and Higher Version without gross-up or window period-current).

10.20†
Form of Change of Control Employment Agreement (BE4 and Higher Version without gross-up or window period-2015 version) (filed as Exhibit 10.2 to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, and incorporated herein by reference).

10.20A†	Schedule of Named Executive Officers Party to Change of Control Employment Agreement (BE4 and Higher Version without gross-up or window period-2015 version).

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

101
Financial statements from Annual Report on Form 10-K of the Registrant for the year ended December 31, 2018, formatted in Extensible Business Reporting Language: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Changes in Shareholders' Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements.

†	Management contract or compensatory plan or arrangement.

File No. for all filings under Exchange Act, unless otherwise noted: 1-10706.

Item 16.  Form 10-K Summary
Not applicable.

FINANCIAL REVIEW AND REPORTS
Comerica Incorporated and Subsidiaries

PERFORMANCE GRAPH
The graph shown below compares the total returns (assuming reinvestment of dividends) of Comerica Incorporated common stock, the S&P 500 Index, and the KBW Bank Index. The graph assumes $100 invested in Comerica Incorporated common stock (returns based on stock prices per the NYSE) and each of the indices on December 31, 2013 and the reinvestment of all dividends during the periods presented.

Comparison of Five Year Cumulative Total Return
Among Comerica Incorporated, KBW Bank Index, and S&P 500 Index
(Assumes $100 Invested on 12/31/13 and Reinvestment of Dividends)

$300
$275
$250
$225
$200
$175
$150
$125
$100
$75
$50
Comerica Incorporated
KBW Bank Index
S&P 500 Index

	2013	2014	2015	2016	2017	2018
Comerica Incorporated	100	100	91	151	195	158
KBW Bank Index	100	109	110	141	167	138
S&P 500 Index	100	114	115	129	157	150

The performance shown on the graph is not necessarily indicative of future performance.

SELECTED FINANCIAL DATA

(dollar amounts in millions, except per share data)
Years Ended December 31	2018		2017		2016		2015		2014
EARNINGS SUMMARY
Net interest income	$2,352		$2,061		$1,797		$1,689		$1,655
Provision for credit losses	(1)		74		248		147		27
Noninterest income	976	(a)	1,107		1,051		1,035	(b)	857
Noninterest expenses	1,794	(a), (c)	1,860	(c)	1,930	(c)	1,827	(b)	1,615
Provision for income taxes	300		491	(d)	193		229		277
Net income	1,235		743		477		521		593
Net income attributable to common shares	1,227		738		473		515		586
PER SHARE OF COMMON STOCK
Diluted earnings per common share	$7.20		$4.14		$2.68		$2.84		$3.16
Cash dividends declared	1.84		1.09		0.89		0.83		0.79
Common shareholders’ equity	46.89		46.07		44.47		43.03		41.35
Tangible common equity (e)	42.89		42.34		40.79		39.33		37.72
Market value	68.69		86.81		68.11		41.83		46.84
Average diluted shares (in millions)	171		178		177		181		185
YEAR-END BALANCES
Total assets	$70,818		$71,567		$72,978		$71,877		$69,186
Total earning assets	65,513		65,880		67,518		66,687		63,788
Total loans	50,163		49,173		49,088		49,084		48,593
Total deposits	55,561		57,903		58,985		59,853		57,486
Total medium- and long-term debt	6,463		4,622		5,160		3,058		2,675
Total common shareholders’ equity	7,507		7,963		7,796		7,560		7,402
AVERAGE BALANCES
Total assets	$70,724		$71,452		$71,743		$70,247		$66,336
Total earning assets	65,410		66,300		66,545		65,129		61,560
Total loans	48,766		48,558		48,996		48,628		46,588
Total deposits	55,935		57,258		57,741		58,326		54,784
Total medium- and long-term debt	5,842		4,969		4,917		2,905		2,963
Total common shareholders’ equity	7,809		7,952		7,674		7,534		7,373
CREDIT QUALITY
Total allowance for credit losses	$701		$754		$771		$679		$635
Total nonperforming loans	229		410		590		379		290
Foreclosed property	1		5		17		12		10
Total nonperforming assets	230		415		607		391		300
Net credit-related charge-offs	51		92		157		101		25
Net credit-related charge-offs as a percentage of average total loans	0.11%		0.19%		0.32%		0.21%		0.05%
Allowance for loan losses as a percentage of total period-end loans	1.34		1.45		1.49		1.29		1.22
Allowance for loan losses as a multiple of total nonperforming loans	2.9x		1.7x		1.2x		1.7x		2.1x
RATIOS
Net interest margin	3.58%		3.11%		2.71%		2.60%		2.69%
Return on average assets	1.75		1.04		0.67		0.74		0.89
Return on average common shareholders’ equity	15.82		9.34		6.22		6.91		8.05
Dividend payout ratio	25.17		25.77		32.48		28.33		24.09
Average common shareholders’ equity as a percentage of average assets	11.04		11.13		10.70		10.73		11.11
Common equity tier 1 capital as a percentage of risk-weighted assets (f)	11.14		11.68		11.09		10.54		n/a
Tier 1 capital as a percentage of risk-weighted assets (f)	11.14		11.68		11.09		10.54		10.50
Common equity ratio	10.60		11.13		10.68		10.52		10.70
Tangible common equity as a percentage of tangible assets (e)	9.78		10.32		9.89		9.70		9.85

(a)
Effective January 1, 2018, adoption of Topic 606 resulted in a change in presentation which records certain costs in the same category as the associated revenues. The effect of this change was to reduce noninterest income and expenses by $145 million for the year ended December 31, 2018.

(b)
Effective January 1, 2015, contractual changes to a card program resulted in a change to the accounting presentation of the related revenues and expenses. The effect of this change was an increase of $177 million in 2015 to both noninterest income and noninterest expenses. Amounts prior to 2015 reflect revenues from this card program net of related noninterest expenses.

(c)	Noninterest expenses included restructuring charges of $53 million, $45 million and $93 million in 2018, 2017 and 2016, respectively.

(d)	The provision for income taxes for 2017 was impacted by a $107 million charge to adjust deferred taxes as a result of the enactment of the Tax Cuts and Jobs Act.

(e)	See Supplemental Financial Data section for reconcilements of non-GAAP financial measures.
(f) Ratios calculated based on the risk-based capital requirements in effect at the time. The U.S. implementation of the Basel III regulatory capital framework became effective on January 1, 2015, with transitional provisions.
n/a - not applicable.

2018 OVERVIEW AND 2019 OUTLOOK
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
OVERVIEW

•
Net income was $1.2 billion in 2018, an increase of $492 million, or 66 percent, compared to $743 million in 2017. Net income per diluted common share was $7.20 in 2018 compared to $4.14 in 2017, an increase of 74 percent.

•
Average loans were $48.8 billion in 2018, an increase of $208 million compared to 2017. The increase in average loans primarily reflected increases in Technology and Life Sciences as well as National Dealer Services, partially offset by decreases in Corporate Banking and Energy.

•
Average deposits decreased $1.3 billion, or 2 percent, to $55.9 billion in 2018, with the largest decrease in general Middle Market driven by a $925 million decline in Municipalities. The decrease in average deposits reflected a decrease of $1.8 billion, or 6 percent, in average noninterest-bearing deposits, partially offset by an increase of $449 million, or 2 percent, in average interest-bearing deposits.

•
Net interest income was $2.4 billion in 2018, an increase of $291 million, or 14 percent, compared to 2017, and the net interest margin increased 47 basis points in 2018 to 3.58 percent, from 3.11 percent in 2017. Both increases were primarily driven by the net benefit from higher short-term rates.

•
The provision for credit losses decreased $75 million to a $1 million benefit in 2018, reflecting a $683 million decline in total criticized loans and a $41 million decrease in net credit-related charge-offs.

•
Noninterest income decreased $131 million to $976 million in 2018, reflecting a $118 million decrease due to a presentation change resulting from the adoption of a new accounting standard[1] and a $20 million loss related to repositioning the securities portfolio in 2018.

•
Noninterest expenses decreased $66 million to $1.8 billion in 2018, reflecting a $118 million decrease due to a presentation change resulting from the adoption of a new accounting standard[1], partially offset by an increase in salaries and benefits expense, mostly due to higher incentive compensation tied to performance.

•
The provision for income taxes decreased $191 million to $300 million in 2018. The decrease primarily reflected the impact of the 14-percentage-point decrease in the statutory federal tax rate in 2018 and a $120 million decrease due to discrete tax items, partially offset by an increase in pre-tax income.

•
The Corporation repurchased 14.8 million shares of common stock during 2018 under the equity repurchase program and increased the cash dividend 69 percent to $1.84 per share. All together, $1.6 billion was returned to shareholders in 2018, an increase of $903 million, or 125 percent, compared to 2017.

________________________________________________________
1Effective January 1, 2018, the Corporation adopted Accounting Standards Codification ("ASC") Topic 606, "Revenue from Contracts with Customers," as a result, revenue from certain products is now presented net of costs. For further information, refer to Note 1 to the consolidated financial statements.

GROWTH IN EFFICIENCY AND REVENUE INITIATIVE
Since the GEAR Up initiative was launched in 2016, the Corporation consolidated 38 banking centers, implemented a new retirement program resulting in a significant reduction in retirement plan expense and reduced the number of full-time equivalent employees by over 900. Other expense reduction efforts included rationalizing and modernizing technology (including optimizing infrastructure platforms, process optimization and migrating certain applications to cloud-based systems), as well as consolidating office and operations space. Additionally, the Corporation completed a plan for an end-to-end credit redesign, which streamlines the credit process and increases the capacity of relationship managers to service clients. Revenue improvements were achieved through product enhancements, enhanced sales tools and training and improved customer analytics to drive opportunities. The impact of increases in short-term rates and the execution of GEAR Up initiatives helped lower the efficiency ratio to 53.6 percent for 2018, compared to 58.6 percent for 2017. Return on equity for 2018 increased to 15.8 percent, compared to 9.3 percent for 2017.
Restructuring activities were completed, resulting in cumulative pre-tax restructuring charges of $191 million from inception through December 31, 2018. For additional information regarding restructuring charges, refer to Note 22 to the consolidated financial statements.
2019 OUTLOOK
For full-year 2019 compared to full-year 2018, management expects the following, assuming a continuation of the current economic and rate environment:

•	Growth in average loans of 2 percent to 4 percent, reflecting increases in most lines of business.

•	Decline in average deposits of 1 percent to 2 percent from a decrease in non-interest-bearing deposits.

•
Growth in net interest income of 4 percent to 5 percent from the full-year net benefit of higher interest rates ($130 million to $150 million), growth in average loans and repositioning the securities portfolio, partially offset by higher average debt and lower interest recoveries.

•	Provision for credit losses of 15 basis points to 25 basis points and net charge-offs to remain low.

•
Noninterest income higher by 2 percent to 3 percent, benefiting from growth in card fees and fiduciary income, partially offset by lower service charges on deposit accounts and lower derivative income.

•
Noninterest expenses lower by 3 percent, reflecting the end of restructuring charges from the GEAR Up initiatives ($53 million in full-year 2018), FDIC insurance expense lower by $16 million from the discontinuance of the surcharge, as well as lower compensation and pension expense, partially offset by higher outside processing expenses in line with growing revenue, technology expenditures and typical inflationary pressures.

◦	Noninterest expenses excluding restructuring expenses expected to be stable.

◦	Lower compensation driven by executive incentive compensation, partially offset by merit increases.

•	Income tax expense to be approximately 23 percent of pre-tax income, excluding any tax impact from employee stock transactions.

◦	Full-year 2018 included discrete tax benefits of $48 million.

•	Common equity Tier 1 capital ratio target of 9.5 percent to 10 percent through continued return of excess capital.

RESULTS OF OPERATIONS
The following provides a comparative discussion of the Corporation's consolidated results of operations for 2018 compared to 2017. A comparative discussion of results for 2017 compared to 2016 is provided at the end of this section. For a discussion of the Critical Accounting Policies that affect the consolidated results of operations, see the "Critical Accounting Policies" section of this financial review.
ANALYSIS OF NET INTEREST INCOME

(dollar amounts in millions)
Years Ended December 31	2018			2017			2016
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Commercial loans	$30,534	$1,416	4.64%	$30,415	$1,162	3.82%	$31,062	$1,008	3.25%
Real estate construction loans	3,155	164	5.21	2,958	124	4.18	2,508	91	3.63
Commercial mortgage loans	9,131	429	4.69	9,005	358	3.97	8,981	314	3.49
Lease financing	470	18	3.82	509	13	2.63	684	18	2.64
International loans	1,021	51	4.97	1,157	47	4.07	1,367	50	3.63
Residential mortgage loans	1,983	75	3.77	1,989	74	3.70	1,894	71	3.76
Consumer loans	2,472	109	4.41	2,525	94	3.70	2,500	83	3.32
Total loans (a)	48,766	2,262	4.64	48,558	1,872	3.85	48,996	1,635	3.34

Mortgage-backed securities	9,099	214	2.28	9,330	202	2.17	9,356	203	2.19
Other investment securities	2,711	51	1.86	2,877	48	1.66	2,992	44	1.51
Total investment securities	11,810	265	2.19	12,207	250	2.05	12,348	247	2.02

Interest-bearing deposits with banks	4,700	91	1.94	5,443	60	1.09	5,099	26	0.51
Other short-term investments	134	1	0.96	92	—	0.64	102	1	0.61
Total earning assets	65,410	2,619	3.99	66,300	2,182	3.29	66,545	1,909	2.88

Cash and due from banks	1,135			1,209			1,146
Allowance for loan losses	(695)			(728)			(730)
Accrued income and other assets	4,874			4,671			4,782
Total assets	$70,724			$71,452			$71,743

Money market and interest-bearing checking deposits	$22,378	111	0.50	$21,585	33	0.15	$22,744	27	0.11
Savings deposits	2,199	1	0.04	2,133	—	0.02	2,013	—	0.02
Customer certificates of deposit	2,092	10	0.46	2,471	9	0.36	3,200	13	0.40
Foreign office time deposits (b)	25	—	1.19	56	—	0.64	33	—	0.35
Total interest-bearing deposits	26,694	122	0.46	26,245	42	0.16	27,990	40	0.14
Short-term borrowings	62	1	1.90	277	3	1.14	138	—	0.45
Medium- and long-term debt	5,842	144	2.42	4,969	76	1.51	4,917	72	1.45
Total interest-bearing sources	32,598	267	0.82	31,491	121	0.38	33,045	112	0.34

Noninterest-bearing deposits	29,241			31,013			29,751
Accrued expenses and other liabilities	1,076			996			1,273
Total shareholders’ equity	7,809			7,952			7,674
Total liabilities and shareholders’ equity	$70,724			$71,452			$71,743

Net interest income/rate spread		$2,352	3.17		$2,061	2.91		$1,797	2.54

Impact of net noninterest-bearing sources of funds			0.41			0.20			0.17
Net interest margin (as a percentage of average earning assets)			3.58%			3.11%			2.71%

(a)	Nonaccrual loans are included in average balances reported and in the calculation of average rates.

(b)	Includes substantially all deposits by foreign depositors; deposits are primarily in excess of $100,000.

RATE/VOLUME ANALYSIS

(in millions)
Years Ended December 31	2018/2017			2017/2016
	Increase Due to Rate	Increase (Decrease) Due to Volume (a)	Net Increase (Decrease)	Increase (Decrease) Due to Rate	Increase (Decrease) Due to Volume (a)	Net Increase (Decrease)
Interest Income:
Commercial loans	$248	$6	$254	$179	$(25)	$154
Real estate construction loans	30	10	40	14	19	33
Commercial mortgage loans	65	6	71	43	1	44
Lease financing	6	(1)	5	—	(5)	(5)
International loans	11	(7)	4	6	(9)	(3)
Residential mortgage loans	1	—	1	(1)	4	3
Consumer loans	17	(2)	15	10	1	11
Total loans	378	12	390	251	(14)	237

Mortgage-backed securities	12	—	12	(1)	—	(1)
Other investment securities	5	(2)	3	5	(1)	4
Total investment securities	17	(2)	15	4	(1)	3

Interest-bearing deposits with banks	46	(15)	31	30	4	34
Other short-term investments	1	—	1	—	(1)	(1)
Total interest income	442	(5)	437	285	(12)	273

Interest Expense:
Money market and interest-bearing checking deposits	74	4	78	8	(2)	6
Savings deposits	1	—	1	—	—	—
Customer certificates of deposit	3	(2)	1	(1)	(3)	(4)
Total interest-bearing deposits	78	2	80	7	(5)	2

Short-term borrowings	2	(4)	(2)	1	2	3
Medium- and long-term debt	50	18	68	23	(19)	4
Total interest expense	130	16	146	31	(22)	9

Net interest income	$312	$(21)	$291	$254	$10	$264

(a)	Rate/volume variances are allocated to variances due to volume.
NET INTEREST INCOME
Net interest income is the difference between interest earned on assets and interest paid on liabilities. Gains and losses related to risk management interest rate swaps that convert fixed rate debt to a floating rate and qualify as hedges are included with the interest expense of the hedged item. Refer to the Analysis of Net Interest Income and the Rate/Volume Analysis tables above for an analysis of net interest income for the years ended December 31, 2018, 2017 and 2016 and details of the components of the change in net interest income for 2018 compared to 2017 and 2017 compared to 2016.
Net interest income was $2.4 billion in 2018, an increase of $291 million compared to 2017. The increase in net interest income primarily reflected the net benefit from higher short-term rates. Average earning assets decreased $890 million, primarily reflecting decreases of $743 million in interest-bearing deposits with banks and $397 million in average investment securities, primarily due to unrealized losses, partially offset by a $208 million increase in average loans.
The net interest margin increased 47 basis points in 2018 to 3.58 percent, from 3.11 percent in 2017, primarily reflecting the net benefit from higher short-term rates.
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
PROVISION FOR CREDIT LOSSES
The provision for credit losses was a benefit of $1 million in 2018, compared to a provision of $74 million in 2017. The provision for credit losses includes both the provision for loan losses and the provision for credit losses on lending-related commitments.

The provision for loan losses is recorded to maintain the allowance for loan losses at the level deemed appropriate by the Corporation to cover probable credit losses inherent in the portfolio. The provision for loan losses was $11 million in 2018, a decrease of $62 million compared to $73 million in 2017, primarily resulting from improved credit quality in most lines of business, reflected by lower net loan charge-offs and criticized loans. Net loan charge-offs in 2018 decreased $41 million to $51 million, or 0.11 percent of average total loans, compared to $92 million, or 0.19 percent, in 2017. The decrease primarily reflected lower charge-offs in Energy, Technology and Life Sciences as well as Corporate Banking. Criticized loans decreased $683 million to $1.5 billion in 2018.
The provision for credit losses on lending-related commitments is recorded to maintain reserves at the level deemed appropriate by the Corporation to cover probable credit losses inherent in lending-related commitments. The provision for credit losses on lending-related commitments was a benefit of $12 million in 2018, a decrease of $13 million compared to a provision of $1 million in 2017. The increase in the provision benefit primarily reflected a decrease in commercial commitments, primarily in Energy. There were no lending-related commitment charge-offs in 2018 and 2017.
For further discussion of the allowance for loan losses and the allowance for credit losses on lending-related commitments, including the methodology used in the determination of the allowances and an analysis of the changes in the allowances, refer to Note 1 to the consolidated financial statements and the "Credit Risk" section of this financial review.
PRESENTATION CHANGES
Noninterest income and noninterest expenses for 2018 reflect certain presentation changes resulting from the adoption of ASC Topic 606, "Revenue from Contracts with Customers," (Topic 606), effective January 1, 2018. These changes primarily impacted card fees and service charges on deposit accounts in noninterest income, fully offset by the impact to outside processing fee expense in noninterest expenses. See Note 1 to the consolidated financial statements for further details on the adoption of Topic 606. The table below summarizes the proforma effects to 2017.

(in millions)	Reported Amounts	Proforma Effects	Proforma Amounts (a)
Year Ended December 31, 2017
Card fees	$333	$(113)	$220
Service charges on deposit accounts	227	(5)	222
Total noninterest income	1,107	(118)	989

Outside processing fee expense	366	(118)	248
Total noninterest expenses	1,860	(118)	1,742

(a)
The Corporation believes proforma noninterest income and noninterest expenses (each a non-GAAP measure) provide a greater understanding of ongoing operations and enhances comparability of results with 2017.

NONINTEREST INCOME

(in millions)
Years Ended December 31	2018	2017	2016
Card fees	$244	$333	$303
Service charges on deposit accounts	211	227	219
Fiduciary income	206	198	190
Commercial lending fees	85	85	89
Foreign exchange income	47	45	42
Letter of credit fees	40	45	50
Bank-owned life insurance	39	43	42
Brokerage fees	27	23	19
Net securities losses	(19)	—	—
Other noninterest income (a)	96	108	97
Total noninterest income	$976	$1,107	$1,051

(a)	The table below provides further details on certain categories included in other noninterest income.
Noninterest income decreased $131 million to $976 million in 2018, compared to $1.1 billion in 2017. The change in noninterest income included the Topic 606 proforma reduction of $118 million to 2017, a $20 million loss due to the repositioning of the securities portfolio and a $10 million reduction in deferred compensation asset returns (offset in noninterest expenses). Excluding these items, noninterest income increased $17 million in 2018. The increase was primarily due to increases in card fees (proforma) and fiduciary income, partly offset by a decrease in service charges on deposit accounts (proforma). For further information about the investment securities portfolio, refer to "Balance Sheet and Capital Funds Analysis" section in this financial review.

Card fees consist primarily of interchange and other fee income earned on government card, commercial card, debit/Automated Teller Machine (ATM) card and merchant payment processing services. Card fees increased $24 million (proforma), or 11 percent, to $244 million in 2018, compared to $220 million (proforma) in 2017. The increase in 2018 was primarily due to volume-driven increases in merchant payment processing services and government card programs.
Service charges on deposit accounts consist primarily of charges on retail and business accounts, including fees for treasury management services. Service charges on deposit accounts decreased $11 million (proforma), or 5 percent, to $211 million in 2018, compared to $222 million (proforma) in 2017. The decrease in service charges on deposit accounts included higher earnings credit allowances provided on customer deposit balances due to increases in short-term interest rates.
Fiduciary income consists of fees and commissions from asset management, custody, recordkeeping, investment advisory and other services provided primarily to personal and institutional trust customers. These fees are based on services provided, assets under management and assets under administration. Fluctuations in the market values of the underlying assets managed or administered, which include both equity and fixed income securities, and net asset flows within client accounts impact fiduciary income. Fiduciary income increased $8 million, or 4 percent, to $206 million in 2018, compared to $198 million in 2017. The increase in 2018 was primarily driven by the favorable impact on fees from average market value increases and net positive asset flows for trust as well as investment advisory services.
Other noninterest income decreased $12 million, or 11 percent, to $96 million in 2018, compared to $108 million in 2017, driven by a $10 million decrease in deferred compensation asset returns (offset in noninterest expenses) and smaller changes in various categories as illustrated in the following table.

(in millions)
Years Ended December 31	2018	2017	2016
Customer derivative income	$26	$26	$27
Insurance commissions	10	8	10
Investment banking fees	9	9	7
Securities trading income	8	8	6
Income from principal investing and warrants	4	6	7
Risk management hedge ineffectiveness	—	1	(2)
Deferred compensation asset returns (a)	(2)	8	3
All other noninterest income	41	42	39
Other noninterest income	$96	$108	$97

(a)
Compensation deferred by the Corporation's officers and directors is invested based on investment selections of the officers and directors. Income earned on these assets is reported in noninterest income and the offsetting change in deferred compensation plan liabilities is reported in salaries and benefits expense.

NONINTEREST EXPENSES

(in millions)
Years Ended December 31	2018	2017		2016
Salaries and benefits expense	$1,009	$961	(a)	$989	(a)
Outside processing fee expense	255	366		336
Net occupancy expense	152	154		157
Software expense	125	126		119
Restructuring charges	53	45		93
Equipment expense	48	45		53
FDIC insurance expense	42	51		54
Advertising expense	30	28		21
Other noninterest expenses	80	84	(a)	108	(a)
Total noninterest expenses	$1,794	$1,860		$1,930

(a)
Prior period amounts restated to reflect the adoption of Accounting Standard Update (ASU) 2017-07, "Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost," effective January 1, 2018. For further information, refer to Note 1 to the consolidated financial statements.

Noninterest expenses decreased $66 million to $1.8 billion in 2018, compared to 2017. The change in noninterest expenses included the Topic 606 proforma reduction of $118 million to 2017 and an $8 million increase in restructuring charges. Excluding these items, noninterest expenses increased $44 million in 2018 primarily due to increases in salaries and benefits expense as well as outside processing fee expense (proforma), partly offset by decreases in FDIC insurance expense and other noninterest expenses.
Salaries and benefits expense increased $48 million, or 5 percent, to $1.0 billion in 2018, compared to $961 million in 2017. The increase in salaries and benefits expense was driven by higher share-based and executive incentive compensation tied to financial performance as well as merit increases and technology-related labor costs, partially offset by decreases in workforce and deferred compensation expense (offset in noninterest income).
Outside processing fee expense increased $7 million (proforma), or 3 percent, to $255 million in 2018, compared to $248 million (proforma) in 2017, primarily due to expenses tied to revenue-generating activities, including government card programs and merchant payment processing services, partially offset by $3 million of reduced expenses due to the wind down of a retirement savings program in 2018.
Restructuring charges associated with the implementation of the GEAR Up initiative increased $8 million, or 18 percent, to $53 million in 2018, compared to $45 million in 2017, including increases of $11 million in technology costs and $2 million in facilities costs, partially offset by a $5 million decrease in other restructuring costs such as professional and legal fees as well as contract termination fees. For further information about restructuring charges, refer to Note 22 to the consolidated financial statements.
FDIC insurance expense decreased $9 million, or 17 percent, to $42 million in 2018, compared to $51 million in 2017, primarily due to the completion of FDIC surcharges in third quarter 2018 as well as lower risk-based assessment rates.
Other noninterest expenses decreased $4 million, or 4 percent, to $80 million in 2018, compared to $84 million in 2017, driven by decreases of $6 million in operational losses and $5 million in state business taxes, partially offset by $6 million of net gains recognized on sales of assets in 2017 that did not repeat. The decrease in state business taxes was due to tax refunds obtained in 2018.
INCOME TAXES AND RELATED ITEMS
The provision for income taxes was $300 million in 2018, compared to $491 million in 2017. The $191 million decrease in the provision for income taxes in 2018, compared to 2017, primarily reflected the impact of a 14-percentage-point decrease in federal statutory tax rate in 2018 resulting from the Tax Cuts and Jobs Act and a $120 million decrease in discrete tax items, from a $72 million charge in 2017 to a benefit of $48 million in 2018, partially offset by the tax effect of a $301 million increase in pre-tax income. The discrete tax charge in 2017 was primarily due to a $107 million adjustment to deferred taxes resulting from the Tax Cuts and Jobs Act, partially offset by tax benefits of $35 million from employee stock transactions. The discrete tax benefit in 2018 primarily resulted from a review of certain tax capitalization and recovery positions related to software and fixed assets included in the 2017 tax return and tax benefits of $23 million from employee stock transactions.
Net deferred tax assets were $166 million at December 31, 2018, compared to $141 million at December 31, 2017. Refer to Note 18 to the consolidated financial statements for information about the components of net deferred tax assets. Deferred tax assets of $302 million were evaluated for realization and it was determined that a valuation allowance of $3 million related to state net operating loss carryforwards was needed at both December 31, 2018 and 2017. These conclusions were based on available evidence of projected future reversals of existing taxable temporary differences, assumptions made regarding future events and, when applicable, state loss carryback capacity.
2017 RESULTS OF OPERATIONS COMPARED TO 2016
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
The net interest margin increased 40 basis points in 2017 to 3.11 percent, primarily reflecting the net benefit from higher rates. The "Analysis of Net Interest Income" and "Rate/Volume Analysis" tables under the "Net Interest Income" subheading in this section above provide an analysis of net interest income for 2017 and 2016 and details the components of the change in net interest income for 2017 compared to 2016.
The provision for credit losses, which includes both the provision for loan losses and the provision for credit losses on lending-related commitments, was $74 million in 2017, a decrease of $174 million compared to 2016. Net loan charge-offs in 2017 decreased $54 million to $92 million, or 0.19 percent of average total loans, primarily reflecting lower Energy charge-offs. There were no lending-related commitment charge-offs in 2017, compared to $11 million in 2016, primarily reflecting improved credit quality.
Noninterest income increased $56 million, or 5 percent, to $1.1 billion in 2017 compared to 2016, partially driven by the GEAR Up initiative. Card fees increased $30 million, or 10 percent, to $333 million in 2017, primarily due to volume-driven increases from merchant payment processing services, including new customers, and government card programs. Service charges on deposit accounts increased $8 million, or 4 percent, to $227 million in 2017, primarily reflecting an increase in commercial service charges. Fiduciary income increased $8 million, or 5 percent, to $198 million in 2017, primarily driven by the favorable impact on fees from market value increases and net asset inflows. Other noninterest income increased $11 million, or 11 percent, to $108 million in 2017, driven by small changes in various categories of other noninterest income. Refer to the table provided under the "Noninterest Income" subheading previously in this section for details of certain categories included in other noninterest income.
Noninterest expenses decreased $70 million to $1.9 billion in 2017, compared to 2016. Excluding restructuring charges related to the GEAR Up initiative, noninterest expenses decreased $22 million in 2017. Salaries and benefits expense decreased $28 million, or 3 percent, to $961 million in 2017, primarily driven by the GEAR Up initiative, partially offset by an increase in performance-based incentive compensation and a one-time bonus of $1,000 to approximately 4,500 non-officer employees, as well as the impact of merit increases. Outside processing fee expense increased $30 million, or 9 percent, to $366 million in 2017, primarily tied to revenue-generating activities, including expenses related to increases in merchant payment processing services and government card programs, as well as increases in other outsourced services. Restructuring charges associated with the implementation of the GEAR Up initiative decreased $48 million to $45 million in 2017, including decreases of $42 million in employee costs, $19 million in other restructuring costs and $13 million in facilities costs, partially offset by an increase of $26 million in technology costs. Equipment expense decreased $8 million, or 15 percent, to $45 million in 2017, primarily driven by favorable price renegotiations and a reduction in equipment depreciation expense, in part reflecting careful management of fully depreciated assets. Software expense increased $7 million, or 6 percent, to $126 million in 2017, primarily reflecting continued investment in the Corporation's technology infrastructure. Advertising expense increased $7 million to $28 million in 2017, primarily due to increased marketing expenses tied to new initiatives as well as an increase in sponsorship expenses.
The provision for income taxes increased $298 million to $491 million in 2017, primarily due to an increase in pre-tax income of $564 million and the $107 million charge to adjust deferred taxes resulting from the Tax Cuts and Jobs Act, partially offset by a $35 million tax benefit from employee stock transactions.

STRATEGIC LINES OF BUSINESS
The Corporation has strategically aligned its operations into three major business segments: the Business Bank, the Retail Bank and Wealth Management. These business segments are differentiated based upon the type of customer and the related products and services provided. In addition to the three major business segments, the Finance Division is also reported as a segment. The Other category includes items not directly associated with these business segments or the Finance segment. The performance of the business segments is not comparable with the Corporation's consolidated results and is not necessarily comparable with similar information for any other financial institution. Additionally, because of the interrelationships of the various segments, the information presented is not indicative of how the segments would perform if they operated as independent entities. Market segment results are also provided for the Corporation's three primary geographic markets: Michigan, California and Texas. In addition to the three primary geographic markets, Other Markets is also reported as a market segment. Note 23 to the consolidated financial statements describes the Corporation's segment reporting methodology as well as the business activities of each business segment and presents financial results of these business segments for the years ended December 31, 2018, 2017 and 2016.
The Corporation's management accounting system assigns balance sheet and income statement items to each segment using certain methodologies, which are regularly reviewed and refined. These methodologies may be modified as the management accounting system is enhanced and changes occur in the organizational structure and/or product lines. During 2018, the Small Business component was reclassified from Retail Bank to Business Bank. Results in all periods presented have been adjusted to reflect the change in organizational structure.
Net interest income for each segment reflects the interest income generated by earning assets less interest expense on interest-bearing liabilities plus the net impact from associated internal funds transfer pricing (FTP). The FTP methodology allocates credits to each business segment for deposits and other funds provided as well as charges for loans and other assets being funded. FTP crediting rates on deposits and other funds provided reflect the long-term value of deposits and other funding sources based on their implied maturities. FTP charge rates for funding loans and other assets reflect a matched cost of funds based on the pricing and duration characteristics of the assets. Therefore, net interest income for each segment primarily reflects the volume and associated FTP impacts of loan and deposit levels. Business segments that generate deposits benefited from higher FTP crediting rates on deposits during 2018 compared to the prior year. As overall market rates increased, FTP charges for funding loans increased for asset-generating business segments in the year ended December 31, 2018 compared to the prior year.
The following sections present a summary of the performance of each of the Corporation's business and market segments for the year ended December 31, 2018 compared to the same period in the prior year. The proforma effect of Topic 606 to the year ended December 31, 2017, reducing both noninterest income and noninterest expenses by $118 million, primarily impacted the Business Bank and Other Markets segments.
BUSINESS SEGMENTS
The following table presents net income (loss) by business segment.

(dollar amounts in millions)
Years Ended December 31	2018		2017		2016
Business Bank	$1,024	85%	$755	90%	$613	99%
Retail Bank	65	5	(6)	(1)	(61)	(10)
Wealth Management	121	10	87	11	68	11
	1,210	100%	836	100%	620	100%
Finance	(1)		(23)		(146)
Other (a)	26		(70)		3
Total	$1,235		$743		$477
(a)    Primarily reflected discrete tax items, including a benefit of $48 million in 2018 and a net charge of $72 million in 2017.
The Business Bank's net income increased $269 million to $1.0 billion. Average loans increased $377 million and average deposits decreased $1.9 billion. Net interest income increased $100 million to $1.6 billion. An increase in loan income of $355 million was partially offset by a $41 million increase in deposit costs and a $215 million increase in allocated net FTP charges. The FTP allocation reflected increases in funding charges and crediting rates on deposits as a result of higher short-term rates. The provision for credit losses decreased $63 million to $6 million, primarily reflecting improved credit quality in most lines of business. Net credit-related charge-offs decreased $44 million to $52 million, with most of the decreases in Energy, Technology and Life Sciences as well as Corporate Banking. Including the Topic 606 proforma reduction of $105 million to the prior year, noninterest income increased $13 million and noninterest expenses increased $34 million. Noninterest income benefited from a $22 million increase in card fees (proforma) and smaller increases in other noninterest income categories, partially offset by decreases of $9 million in service charges on deposit accounts (proforma) and $5 million in letter of credit fees. Noninterest expenses reflected increases of $12 million in salaries and benefits expense, $11 million in outside processing fee expense (proforma), $8 million in allocated corporate overhead and smaller increases in other categories of noninterest expenses, partially offset by an $8 million decrease in FDIC insurance expense. Additionally, noninterest expenses in 2017 included $6 million in net gains recognized on sales of assets that did not repeat.
The Retail Bank's net income increased $71 million to $65 million. Average loans and deposits were stable. Net interest income increased $95 million to $548 million. Increases of $98 million in allocated net FTP credits and $14 million in loan income were partially offset by a $16 million increase in deposit costs. The FTP allocation primarily reflected an increase in crediting rates on deposits as a result of higher short-term rates. The provision for credit losses decreased $3 million to a benefit of $1 million. Including the Topic 606 proforma reduction of $12 million to the prior year, noninterest income decreased $6 million and noninterest expenses decreased $1 million. Noninterest income was primarily impacted by a decrease of $6 million due to the wind down of a retirement savings program and a $2 million decline in service charges on deposit accounts (proforma), partially offset by a $2 million increase in card fees (proforma). The decrease in noninterest expenses primarily reflected decreases of $6 million in outside processing fee expense (proforma), including a $3 million decrease resulting from the wind down of a retirement savings program in 2018, and $4 million in FDIC insurance expense as well as smaller decreases in other categories of noninterest expenses, mostly offset by increases of $9 million in salaries and benefits expense and $4 million in restructuring charges.
Wealth Management's net income increased $34 million to $121 million. Net interest income increased $12 million to $181 million, primarily reflecting an increase in crediting rates on deposits as a result of higher short-term rates. The provision for credit losses decreased $4 million to a benefit of $3 million. Net credit-related recoveries decreased $4 million to $1 million in 2018. Noninterest income increased $11 million to $266 million, primarily reflecting increases of $7 million in fiduciary income and $3 million in brokerage fees. Noninterest expenses increased $8 million to $293 million, primarily reflecting a $5 million increase in salaries and benefits expense and smaller increases in other categories of noninterest expenses.
The net loss in the Finance segment decreased $22 million to $1 million, primarily reflecting an increase in net FTP revenue as a result of higher rates charged to the business segments under the Corporation's internal FTP methodology, partially offset by a $15 million loss, net of tax, due to repositioning the securities portfolio.
MARKET SEGMENTS
The following table presents net income (loss) by market segment.

(dollar amounts in millions)
Years Ended December 31	2018		2017		2016
Michigan	$326	27%	$247	30%	$210	33%
California	375	31	229	27	246	40
Texas	229	19	175	21	(39)	(6)
Other Markets	280	23	185	22	203	33
	1,210	100%	836	100%	620	100%
Finance & Other (a)	25		(93)		(143)
Total	$1,235		$743		$477
(a)    Primarily reflected discrete tax items, including a benefit of $48 million in 2018 and a net charge of $72 million in 2017.
The Michigan market's net income increased $79 million to $326 million. Average loans decreased $146 million and average deposits decreased $1.1 billion. Net interest income increased $70 million to $727 million. An increase in loan income of $95 million was partially offset by a $23 million increase in deposit costs and a $1 million increase in allocated net FTP charges. The FTP allocation reflected an increase in funding charges mostly offset by increases in crediting rates on deposits as a result of higher short-term rates. The provision for credit losses increased $22 million to $30 million, primarily reflecting an increase in general Middle Market. Net credit-related charge-offs increased $8 million to $7 million, primarily reflecting an increase in general Middle Market. Including the Topic 606 proforma reduction of $13 million to the prior year, noninterest income decreased $15 million and noninterest expenses increased $1 million. The decrease in noninterest income reflected decreases of $9 million in fiduciary income, $6 million in service charges on deposit accounts (proforma) and smaller decreases in several other categories, partially offset by a $3 million increase in card fees (proforma). Noninterest expenses were impacted by an $8 million increase in salaries and benefits expense, $6 million of net gains recognized in 2017 on sales of assets that did not repeat and smaller increases in other categories of noninterest expenses, mostly offset by a $14 million decrease in allocated corporate overhead.
The California market's net income increased $146 million to $375 million. Average loans increased $275 million and average deposits decreased $569 million. Net interest income increased $77 million to $788 million. An increase in loan income of $158 million was partially offset by a $23 million increase in deposit costs and a $58 million increase in allocated net FTP charges. The FTP allocation reflected increases in funding charges and in crediting rates on deposits as a result of higher short-term rates. The provision for credit losses decreased $73 million to $31 million, primarily reflecting improved credit quality in most lines of business. Net credit-related charge-offs decreased $6 million to $27 million, with the largest decrease in Corporate Banking. Including the Topic 606 proforma reduction of $7 million to the prior year, noninterest income was unchanged and noninterest expenses increased $27 million. Noninterest income was impacted by a $4 million increase in card fees (proforma)

and smaller increases in other categories of noninterest income, offset by decreases of $3 million each in service charges on deposit accounts (proforma) and letter of credit fees. Noninterest expenses reflected increases of $13 million in allocated corporate overhead, $6 million in salaries and benefits expense, $4 million each in outside processing fee expense (proforma) and restructuring charges as well as smaller increases in other categories of noninterest expenses, partially offset by a $4 million decrease in FDIC insurance expense. Additionally, the increase in noninterest expenses reflected the impact of a $3 million benefit in 2017 due to a favorable litigation-related settlement.
The Texas market's net income increased $54 million to $229 million. Average loans decreased $148 million and average deposits decreased $632 million. Net interest income increased $24 million to $475 million. An increase in loan income of $68 million was partially offset by increases of $5 million in deposit costs and $40 million in allocated net FTP charges. The FTP allocation reflected increases in funding charges and in crediting rates on deposits as a result of higher short-term rates. The provision for credit losses was impacted by a $19 million decrease in provision benefit to $53 million, primarily due to improved credit quality and a large decrease in Energy loans in 2017. Net credit-related charge-offs decreased $34 million to $12 million, primarily reflecting decreases in Energy and general Middle Market. Including the Topic 606 proforma reduction of $6 million to the prior year, noninterest income increased $5 million and noninterest expenses decreased $4 million. Noninterest income was primarily impacted by a $3 million increase in card fees (proforma). The decline in noninterest expenses primarily reflected decreases of $4 million in allocated corporate overhead and $3 million in FDIC insurance expense, partially offset by a $2 million increase in outside processing fee expense (proforma).
Other Markets' net income increased $95 million to $280 million. Average loans increased $227 million and average deposits increased $267 million. Net interest income increased $36 million to $352 million. An increase in loan income of $70 million was partially offset by a $13 million increase in deposit costs and a $21 million increase in allocated net FTP charges. The FTP allocation reflected an increase in funding charges as well as increases in crediting rates on deposits as a result of higher short-term rates. The provision for credit losses decreased $39 million to a $6 million benefit, with most of the decreases in Corporate Banking, Small Business as well as Technology and Life Sciences. Net credit-related charge-offs decreased $9 million to $5 million, primarily reflecting decreases in Technology and Life Sciences as well as Small Business. Including the Topic 606 proforma reduction of $92 million to the prior year, noninterest income increased $28 million and noninterest expenses increased $18 million. Noninterest income was primarily impacted by increases of $15 million in fiduciary income and $13 million in card fees (proforma). Noninterest expenses primarily reflected increases of $11 million in salaries and benefits expense and $10 million in allocated corporate overhead, partially offset by a $4 million decrease in outside processing fee expense (proforma).
Net income for the Finance & Other category increased $118 million to $25 million, primarily reflecting the $120 million change in discrete tax items and an increase in FTP revenue as a result of higher rates charged to the market segments under the Corporation's internal FTP methodology, partially offset by a $15 million loss, net of tax, due to repositioning the securities portfolio.
The following table lists the Corporation's banking centers by geographic market segment.

December 31	2018	2017	2016
Michigan	193	194	209
Texas	122	122	127
California	96	97	97
Other Markets:
Arizona	17	17	17
Florida	7	7	7
Canada	1	1	1
Total Other Markets	25	25	25
Total	436	438	458

BALANCE SHEET AND CAPITAL FUNDS ANALYSIS
ANALYSIS OF INVESTMENT SECURITIES AND LOANS

(in millions)
December 31	2018		2017	2016	2015	2014
Investment securities available-for-sale:
U.S. Treasury and other U.S. government agency securities	$2,727		$2,727	$2,779	$2,763	$526
Residential mortgage-backed securities (a)	9,318	(b)	8,124	7,872	7,545	7,274
State and municipal securities	—		5	7	9	23
Corporate debt securities	—		—	—	1	51
Equity and other non-debt securities	—		82	129	201	242
Total investment securities available-for-sale	12,045		10,938	10,787	10,519	8,116
Investment securities held to maturity:
Residential mortgage-backed securities (a)	—	(b)	1,266	1,582	1,981	1,935
Total investment securities	$12,045		$12,204	$12,369	$12,500	$10,051
Commercial loans	$31,976		$31,060	$30,994	$31,659	$31,520
Real estate construction loans	3,077		2,961	2,869	2,001	1,955
Commercial mortgage loans	9,106		9,159	8,931	8,977	8,604
Lease financing	507		468	572	724	805
International loans:
Banks and other financial institutions	—		4	2	—	31
Commercial and industrial	1,013		979	1,256	1,368	1,465
Total international loans	1,013		983	1,258	1,368	1,496
Residential mortgage loans	1,970		1,988	1,942	1,870	1,831
Consumer loans:
Home equity	1,765		1,816	1,800	1,720	1,658
Other consumer	749		738	722	765	724
Total consumer loans	2,514		2,554	2,522	2,485	2,382
Total loans	$50,163		$49,173	$49,088	$49,084	$48,593

(a)	Issued and/or guaranteed by U.S. government agencies or U.S. government-sponsored enterprises.

(b)
Effective with the adoption of ASU 2017-12 “Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities” on January 1, 2018, the Corporation transferred residential mortgage-backed securities with a book value of approximately $1.3 billion from held-to-maturity to available-for-sale.

EARNING ASSETS
Loans
On a period-end basis, total loans increased $990 million to $50.2 billion at December 31, 2018 compared to $49.2 billion at December 31, 2017. Average total loans increased $208 million to $48.8 billion in 2018, compared to $48.6 billion in 2017. The following tables provide information about the changes in the Corporation's average loan portfolio in 2018, compared to 2017.

(dollar amounts in millions)				Percent Change
Years Ended December 31	2018	2017	Change
By Business Line:
General Middle Market	$11,800	$11,873	$(73)	(1)%
National Dealer Services	7,294	6,953	341	5
Energy	1,868	2,075	(207)	(10)
Technology and Life Sciences	3,808	3,281	527	16
Environmental Services	1,099	924	175	19
Entertainment	731	659	72	11
Total Middle Market	26,600	25,765	835	3
Corporate Banking	4,337	4,682	(345)	(7)
Mortgage Banker Finance	1,716	1,768	(52)	(3)
Commercial Real Estate	5,287	5,230	57	1
Small Business	3,678	3,796	(118)	(3)
Total Business Bank	41,618	41,241	377	1
Total Retail Bank	2,067	2,061	6	—
Total Wealth Management	5,081	5,256	(175)	(3)
Total loans	$48,766	$48,558	$208	—%
By Loan Type:
Commercial	$30,534	$30,415	$119	—%
Real estate construction loans	3,155	2,958	197	7
Commercial mortgage loans	9,131	9,005	126	1
Lease financing	470	509	(39)	(8)
International loans	1,021	1,157	(136)	(12)
Residential mortgage loans	1,983	1,989	(6)	—
Consumer loans:
Home equity	1,749	1,794	(45)	(3)
Other consumer	723	731	(8)	(1)
Total consumer loans	2,472	2,525	(53)	(2)
Total loans	$48,766	$48,558	$208	—%
By Geographic Market:
Michigan	$12,531	$12,677	$(146)	(1)%
California	18,283	18,008	275	2
Texas	9,821	9,969	(148)	(1)
Other Markets	8,131	7,904	227	3
Total loans	$48,766	$48,558	$208	—%
Middle Market business lines generally serve customers with annual revenue between $20 million and $500 million. Within the Middle Markets business lines, the largest changes were due to Technology and Life Sciences as well as National Dealer Services, partially offset by Energy. Technology and Life Sciences serves two segments: (1) private equity and venture capital firms, referred to as equity fund services, and (2) companies that are typically owned by venture-capital firms, where significant equity is invested to create products and build companies around new intellectual property. The $527 million increase in average Technology and Life Sciences loans primarily reflected growth in the equity fund services business. National Dealer Services provides floor plan inventory financing and commercial mortgages to auto dealerships. The $341 million increase in average National Dealer Services loans largely reflected the expansion of new and existing relationships. Customers in the Energy business line are primarily engaged in the oil and gas businesses. The $207 million decrease in average Energy loans primarily reflected Energy customers taking actions to adjust their cash flow and reduce their bank debt, including selling assets and raising capital, as well as improved operations. For more information on Energy loans, refer to "Energy Lending" in the "Risk Management" section of this financial review.

Corporate Banking generally serves customers with revenue over $500 million. The $345 million decrease in average Corporate Banking loans reflected continued pricing and credit discipline as well as an elevated number of customers taking advantage of favorable valuations to sell their businesses.
Investment Securities

	Maturity (a)										Weighted Average Maturity
(dollar amounts in millions)	Within 1 Year		1 - 5 Years		5 - 10 Years		After 10 Years		Total
December 31, 2018	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Years
U.S. Treasury and other U.S. government agency securities	$100	1.42%	$2,627	2.34%	$—	—%	$—	—%	$2,727	2.30%	2.3
Residential mortgage-backed securities (b)	—	—	15	2.70	1,502	2.43	7,801	2.36	9,318	2.37	19.7
Total investment securities	$100	1.42%	$2,642	2.34%	$1,502	2.43%	$7,801	2.36%	$12,045	2.35%	15.8
(a)Based on final contractual maturity.
(b)Issued and/or guaranteed by U.S. government agencies or U.S. government-sponsored enterprises.
Investment securities decreased $159 million to $12.0 billion at December 31, 2018, from $12.2 billion at December 31, 2017, including a $57 million increase in net unrealized losses. Net unrealized losses on investment securities available-for-sale were $180 million at December 31, 2018, compared to net unrealized losses of $123 million at December 31, 2017. At December 31, 2018, the weighted-average expected life of the Corporation's residential mortgage-backed securities portfolio was approximately 3.5 years. On an average basis, investment securities decreased $397 million to $11.8 billion in 2018, compared to $12.2 billion in 2017. The decrease was primarily due to an increase in net unrealized losses.
At the end of the third quarter 2018, the Corporation repositioned $1.3 billion of treasury securities by purchasing securities yielding approximately $4 million in additional interest per quarter. The loss taken on the securities sold ($15 million, net of tax) was offset by discrete tax benefits resulting from actions taken related to the Tax Cuts and Jobs Act.
Interest-Bearing Deposits with Banks and Other Short-Term Investments
Interest-bearing deposits with banks primarily include deposits with the Federal Reserve Bank (FRB) and also include deposits with banks in developed countries or international banking facilities of foreign banks located in the United States. Interest-bearing deposits with banks are mostly used to manage liquidity requirements of the Corporation. Interest-bearing deposits with banks decreased $1.2 billion to $3.2 billion at December 31, 2018. On an average basis, interest-bearing deposits with banks decreased $743 million to $4.7 billion in 2018, compared to $5.4 billion in 2017.
Other short-term investments include federal funds sold, trading securities, money market investments and loans held-for-sale. Substantially all trading securities are deferred compensation plan assets. Loans held-for-sale typically represent residential mortgage loans originated with management's intention to sell and, from time to time, other loans that are transferred to held-for-sale. Other short-term investments increased $38 million to $134 million at December 31, 2018. On an average basis, other short-term investments increased $42 million to $134 million in 2018.
DEPOSITS AND BORROWED FUNDS
At December 31, 2018, total deposits were $55.6 billion, a decrease of $2.3 billion, or 4 percent, compared to $57.9 billion at December 31, 2017, reflecting a decrease of $3.4 billion, or 11 percent, in noninterest-bearing deposits, partially offset by an increase of $1.0 billion, or 4 percent, in interest-bearing deposits. The Corporation's average deposits and borrowed funds balances are detailed in the following table.

(dollar amounts in millions)				Percent Change
Years Ended December 31	2018	2017	Change
Noninterest-bearing deposits	$29,241	$31,013	$(1,772)	(6)%
Money market and interest-bearing checking deposits	22,378	21,585	793	4
Savings deposits	2,199	2,133	66	3
Customer certificates of deposit	2,092	2,471	(379)	(15)
Foreign office time deposits	25	56	(31)	(56)
Total deposits	$55,935	$57,258	$(1,323)	(2)%
Short-term borrowings	$62	$277	$(215)	(78)%
Medium- and long-term debt	5,842	4,969	873	18
Total borrowed funds	$5,904	$5,246	$658	13%
Average deposits decreased $1.3 billion, or 2 percent, to $55.9 billion in 2018, compared to $57.3 billion in 2017, reflecting a decrease of $1.8 billion, or 6 percent, in noninterest-bearing deposits, partially offset by an increase of $449 million, or 2 percent, in interest-bearing deposits. The decrease is primarily due to more efficient cash management by customers. The largest decreases were reflected in general Middle Market (driven by a $925 million decline in Municipalities), Commercial Real Estate ($598 million) and Corporate Banking ($454 million), partially offset by increases in Finance ($699 million) and Technology and Life Sciences ($418 million). By market, average deposits decreased in Michigan ($1.1 billion), Texas ($632 million) and in California ($569 million), partially offset by increases in Finance and Other ($662 million) and Other Markets ($267 million).
Short-term borrowings totaled $44 million at December 31, 2018, an increase of $34 million compared to $10 million at December 31, 2017. Short-term borrowings primarily include federal funds purchased, short-term FHLB advances and securities sold under agreements to repurchase. Average short-term borrowings decreased $215 million, to $62 million in 2018, compared to $277 million in 2017.
Total medium- and long-term debt at December 31, 2018 increased $1.8 billion to $6.5 billion, compared to $4.6 billion at December 31, 2017. The increase in medium- and long-term debt reflected a $1.0 billion increase in long-term FHLB advances during the first quarter 2018 and an issuance of $850 million in medium-term notes during the third quarter 2018. The Corporation uses medium- and long-term debt, which includes long-term FHLB advances as well as medium-term and subordinated notes, to provide funding to support earning assets, liquidity and regulatory capital. Average medium- and long-term debt increased $873 million, or 18 percent, to $5.8 billion in 2018, compared to $5.0 billion in 2017.
On February 1, 2019, the Corporation issued $350 million of 4.00% senior notes maturing in 2029, swapped to floating rate at 30-day LIBOR plus 129 basis points. Proceeds will be used for general corporate purposes, which may include working capital, investments in or advances to existing or future subsidiaries, and repurchases, maturities and redemptions of other outstanding securities. Pending such use, the net proceeds will be invested for the short term.
Further information on medium- and long-term debt is provided in Note 12 to the consolidated financial statements.
CAPITAL
Total shareholders' equity decreased $456 million to $7.5 billion at December 31, 2018, compared to $8.0 billion at December 31, 2017. The following table presents a summary of changes in total shareholders' equity in 2018.

(in millions)
Balance at January 1, 2018		$7,963
Cumulative effect of change in accounting principles		15
Net income		1,235
Cash dividends declared on common stock		(309)
Purchase of common stock		(1,329)
Other comprehensive loss:
Investment securities available-for-sale	$(38)
Defined benefit and other postretirement plans	(121)
Total other comprehensive loss		(159)
Issuance of common stock under employee stock plans		43
Share-based compensation		48
Balance at December 31, 2018		$7,507
Further information about other comprehensive loss is provided in the Consolidated Statements of Comprehensive Income and Note 14 to the consolidated financial statements.
In July 2018, the Board of Governors of the Federal Reserve System issued a statement announcing that, consistent with the recently enacted Economic Growth, Regulatory Relief and Consumer Protection Act (EGRRCPA), bank holding companies with less than $100 billion in total assets are no longer subject to certain regulations and reporting requirements, such as Dodd-Frank Act stress testing, Comprehensive Capital Analysis and Review (CCAR) and the Liquidity Coverage Ratio, effective immediately. EGRRCPA also revised the definition of High Volatility Commercial Real Estate (HVCRE) exposure for regulatory capital calculations. The Corporation adopted the revised HVCRE definition effective September 30, 2018. The resulting change in regulatory capital ratios was not significant.
The Corporation expects to return excess capital to shareholders with a target of reaching a common equity Tier 1 capital ratio of 9.5 percent to 10 percent by the end of 2019. The timing and ultimate amount of future distributions will be subject to various factors including financial performance, capital position and market conditions.
During 2018, the Corporation repurchased 14.8 million shares for a total $1.3 billion. This included $149 million in the first quarter and $169 million in the second quarter repurchased under the Corporation's 2017 capital plan. The Board of Directors (the Board) approved the repurchase of $500 million in each of the third and fourth quarters of 2018. The Corporation facilitated the third and fourth quarter repurchases through an accelerated share repurchase program due to volume and timing execution constraints.

In January 2019, the Board authorized the repurchase of up to an additional 15 million shares of Comerica Incorporated outstanding common stock. This action is in addition to the 4.7 million shares remaining at December 31, 2018 under the Board's prior authorizations for the equity repurchase program. The number of shares ultimately repurchased during 2019 will depend on many factors, including capital needs of the Corporation and market conditions. Additionally, repurchases of common stock under the authorization may include open market purchases, privately negotiated transactions or accelerated repurchase programs. There is no expiration date for the Corporation's share repurchase program.
The Board approved a 4-cent increase in the quarterly dividend to $0.34 per share in April 2018 and further increased the divided 26 cents to $0.60 per share in July 2018. In January 2019, the Board approved a 7-cent increase in the quarterly dividend to $0.67 per share, effective for the dividend payable on April 1, 2019.
The following table summarizes the Corporation’s equity repurchase activity for the year ended December 31, 2018.

(shares in thousands)	Total Number of Shares and Warrants Purchased as Part of Publicly Announced Repurchase Plans or Programs (a)	Remaining Repurchase Authorization (b)		Total Number of Shares Purchased (c)	Average Price Paid Per Share
First quarter 2018	1,565	8,714		1,674	$95.16
Second quarter 2018	1,755	6,952		1,759	96.32
Third quarter 2018	5,137	11,706	(d)	5,143	97.32
Fourth quarter 2018	6,316	4,707		6,318	79.16
Total 2018	14,773	4,707		14,894	$89.26

(a)
The Corporation made no repurchases of warrants under the repurchase program during the year ended December 31, 2018. Upon exercise of a warrant, the number of shares with a value equal to the aggregate exercise price is withheld from an exercising warrant holder as payment (known as a "net exercise provision"). During the year ended December 31, 2018, the Corporation withheld the equivalent of approximately 309,000 shares to cover an aggregate of $9 million in exercise price and issued approximately 585,000 shares to the exercising warrant holders. Shares withheld in connection with the net exercise provision are not included in the total number of shares or warrants purchased in the above table. All unexercised warrants expired in fourth quarter 2018.

(b)
Maximum number of shares and warrants that may yet be purchased under the publicly announced plans or programs. In January 2019, the Board rescinded its warrant repurchase authorization following the expiration of all unexercised warrants.

(c)
Includes approximately 121,000 shares purchased pursuant to deferred compensation plans and shares purchased from employees to pay for taxes related to restricted stock vesting under the terms of an employee share-based compensation plan during the year ended December 31, 2018. These transactions are not considered part of the Corporation's repurchase program.

(d)	Includes July 24, 2018 equity repurchase authorization for an additional 10 million shares.
The U.S. adoption of the Basel III regulatory capital framework (Basel III) became effective for the Corporation on January 1, 2015. Basel III included a more stringent definition of capital and introduced a common equity Tier 1 (CET1) capital requirement; set forth two comprehensive methodologies for calculating risk-weighted assets (RWA), a standardized approach and an advanced approach; introduced two capital buffers, a conservation buffer and a countercyclical buffer (applicable to advanced approach entities); established a supplemental leverage ratio (applicable to advanced approach entities); and set out minimum capital ratios and overall capital adequacy standards. The capital conservation buffer is being phased in and will be fully implemented on January 1, 2019.
Under Basel III, CET1 capital predominantly includes common shareholders' equity, less certain deductions for goodwill, intangible assets and deferred tax assets that arise from net operating losses and tax credit carry-forwards. Additionally, the Corporation has elected to permanently exclude capital in accumulated other comprehensive income (AOCI) related to debt and equity securities classified as available-for-sale as well as for defined benefit postretirement plans from CET1, an option available to standardized approach entities under Basel III. Tier 1 capital incrementally includes noncumulative perpetual preferred stock. Tier 2 capital includes Tier 1 capital as well as subordinated debt qualifying as Tier 2 and qualifying allowance for credit losses. The ultimate treatment for certain specific deductions and adjustments is yet to be determined pending the finalization of a proposal by banking regulators to simplify certain aspects of the capital rules. In addition, in December 2018, the federal banking regulators adopted rules that would permit bank holding companies and banks to phase in, for regulatory capital purposes, the day-one impact of the new current expected credit loss accounting rule on retained earnings over a period of three years. The Corporation does not expect the proposed rule to have a significant impact on its capital ratios.
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

The following table presents the minimum ratios required to be considered "adequately capitalized."

Common equity tier 1 capital to risk-weighted assets	4.500%
Tier 1 capital to risk-weighted assets	6.000
Total capital to risk-weighted assets	8.000
Capital conservation buffer (a)	1.875
Tier 1 capital to adjusted average assets (leverage ratio)	4.000

(a)
In addition to the minimum risk-based capital requirements, the Corporation is required to maintain a minimum capital conservation buffer in the form of common equity, in order to avoid restrictions on capital distributions and discretionary bonuses. The required amount of the capital conservation buffer is being phased in and ultimately increases to 2.5% on January 1, 2019. The capital conservation buffer indicated above is as of December 31, 2018.

The Corporation's capital ratios exceeded minimum regulatory requirements as follows:

	December 31, 2018		December 31, 2017
(dollar amounts in millions)	Capital/Assets	Ratio	Capital/Assets	Ratio
Common equity tier 1 and tier 1 risk-based	$7,470	11.14%	$7,773	11.68%
Total risk-based	8,855	13.21	9,211	13.84
Leverage	7,470	10.51	7,773	10.89
Common equity	7,507	10.60	7,963	11.13
Tangible common equity (a)	6,866	9.78	7,320	10.32
Risk-weighted assets	67,047		66,575

(a)	See Supplemental Financial Data section for reconcilements of non-GAAP financial measures.
At December 31, 2018, the Corporation and its U.S. banking subsidiaries exceeded the capital ratios required for an institution to be considered “well capitalized” by the standards developed under the Federal Deposit Insurance Corporation Improvement Act of 1991. Refer to Note 20 to the consolidated financial statements for further discussion of regulatory capital requirements and capital ratio calculations.

RISK MANAGEMENT
The Corporation assumes various types of risk as a result of conducting business in the normal course. The Corporation's enterprise risk framework provides a process for identifying, measuring, controlling and managing these risks. This framework incorporates a risk assessment process, a collection of risk committees that manage the Corporation's major risk elements, and a risk appetite statement that outlines the levels and types of risks the Corporation accepts. The Corporation continuously enhances its enterprise risk framework with additional processes, tools and systems designed to not only provide management with deeper insight into the various existing and emerging risks in accordance with its appetite for risk, but also to improve the Corporation's ability to control those risks and ensure that appropriate consideration is received for the risks taken.
The Corporation’s front line employees, the first line of defense, are responsible for the day-to-day management of risks including the identification, assessment, measurement and control of risks encountered as a part of the normal course of business. Risks are further monitored, measured and controlled by the second line of defense, comprised of specialized risk managers for each of the major risk categories who provide oversight, effective challenge and guidance for the risk management activities of the organization. The majority of these risk managers reside in the Enterprise Risk Division. The Enterprise Risk Division, led by the Chief Risk Officer, is responsible for designing and managing the Corporation’s enterprise risk framework and ensures effective risk management oversight. Risk management committees serve as a point of review and escalation for those risks which may have risk interdependencies or where risk levels may be nearing the limits outlined in the Corporation’s risk appetite statement. These committees comprise senior and executive management that represent views from both the lines of business and risk management. Internal Audit, the third line of defense, monitors and assesses the overall effectiveness of the risk management framework on an ongoing basis and provides an independent assessment of the Corporation’s ability to manage and control risk to management and the Audit Committee of the Board.
The Enterprise-Wide Risk Management Committee, chaired by the Chief Risk Officer, is established by the Enterprise Risk Committee of the Board, and is responsible for governance over the risk management framework, providing oversight in managing the Corporation's aggregate risk position and reporting on the comprehensive portfolio of risks as well as the potential impact these risks can have on the Corporation's risk profile and resulting capital level. Capital is the common denominator of risk. The Enterprise-Wide Risk Management Committee is principally composed of senior officers and executives representing the different risk areas and business units who are appointed by the Chairman and Chief Executive Officer of the Corporation.
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
CREDIT RISK
Credit risk represents the risk of loss due to failure of a customer or counterparty to meet its financial obligations in accordance with contractual terms. The governance structure is administered through the Strategic Credit Committee. The Strategic Credit Committee is chaired by the Chief Credit Officer and approves recommendations to address credit risk matters through credit policy, credit risk management practices and required credit risk actions. The Strategic Credit Committee also ensures a comprehensive reporting of credit risk levels and trends, including exception levels, along with identification and mitigation of emerging risks. In order to facilitate the corporate credit risk management process, various other corporate functions provide the resources for the Strategic Credit Committee to carry out its responsibilities. The Corporation manages credit risk through underwriting and periodically reviewing and approving its credit exposures using approved credit policies and guidelines. Additionally, the Corporation manages credit risk through loan portfolio diversification, limiting exposure to any single industry, customer or guarantor, and selling participations and/or syndicating credit exposures above those levels it deems prudent to third parties.
The Credit Division manages credit policy and provides the resources to manage the line of business transactional credit risk, assuring that all exposure is risk rated according to the requirements of the credit risk rating policy and providing business segment reporting support as necessary. The Enterprise Risk Division provides credible and well-documented challenge of overall portfolio credit risk, and other credit-related attributes of the Corporation's loan portfolios, with a particular emphasis on all attendant modeled results. The Corporation's Asset Quality Review function, a division of Internal Audit, audits the accuracy of internal risk ratings that are assigned by the lending and credit groups. The Special Assets Group is responsible for managing the recovery process on distressed or defaulted loans and loan sales.

Portfolio Risk Analytics, within the Credit Division, provides comprehensive reporting on portfolio credit risk levels and trends, continuous assessment and verification of risk rating models, quarterly calculation of the allowance for loan losses and the allowance for credit losses on lending-related commitments, and calculation of economic credit risk capital.
ANALYSIS OF THE ALLOWANCE FOR LOAN LOSSES

(dollar amounts in millions)
Years Ended December 31	2018	2017	2016	2015	2014
Balance at beginning of year	$712	$730	$634	$594	$598
Loan charge-offs:
Commercial	95	133	181	139	59
Commercial mortgage	3	3	3	3	22
Lease financing	—	1	—	1	—
International	1	6	23	14	6
Residential mortgage	—	—	—	1	2
Consumer	4	6	7	10	13
Total loan charge-offs	103	149	214	168	102
Recoveries:
Commercial	44	37	43	33	34
Real estate construction	—	1	—	1	4
Commercial mortgage	2	9	20	21	28
Lease financing	—	—	—	—	2
International	1	3	—	—	—
Residential mortgage	1	1	1	2	4
Consumer	4	6	4	11	5
Total recoveries	52	57	68	68	77
Net loan charge-offs	51	92	146	100	25
Provision for loan losses	11	73	241	142	22
Foreign currency translation adjustment	(1)	1	1	(2)	(1)
Balance at end of year	$671	$712	$730	$634	$594
Net loan charge-offs during the year as a percentage of average loans outstanding during the year	0.11%	0.19%	0.30%	0.21%	0.05%
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
An analysis of the coverage of the allowance for loan losses is provided in the following table.

Years Ended December 31	2018	2017	2016
Allowance for loan losses as a percentage of total loans at end of year	1.34%	1.45%	1.49%
Allowance for loan losses as a multiple of total nonperforming loans at end of year	2.9x	1.7x	1.2x
Allowance for loan losses as a multiple of total net loan charge-offs for the year	13.1x	7.7x	5.0x
The allowance for loan losses was $671 million at December 31, 2018, compared to $712 million at December 31, 2017, a decrease of $41 million, or 6 percent. The decrease in the allowance for loan losses reflected continued improvement in credit quality of the portfolio, including a $683 million decline in criticized loans and a $41 million decline in net loan charge-offs.

ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES

	2018			2017		2016		2015		2014
(dollar amounts in millions)	Allocated Allowance	Allowance Ratio (a)	% (b)	Allocated Allowance	% (b)	Allocated Allowance	% (b)	Allocated Allowance	% (b)	Allocated Allowance	% (b)
December 31
Business loans
Commercial	$492	1.54%	64%	$521	63%	$547	63%	$448	65%	$379	65%
Real estate construction	19	0.62	6	19	6	21	6	12	4	20	4
Commercial mortgage	99	1.08	18	91	19	93	18	93	18	120	18
Lease financing	4	0.70	1	12	1	5	1	3	1	2	1
International	13	1.31	2	18	2	16	3	23	3	13	3
Total business loans	627	1.37	91	661	91	682	91	579	91	534	91
Retail loans
Residential mortgage	9	0.43	4	13	4	11	4	14	4	14	4
Consumer	35	1.40	5	38	5	37	5	41	5	46	5
Total retail loans	44	0.97	9	51	9	48	9	55	9	60	9
Total loans	$671	1.34%	100%	$712	100%	$730	100%	$634	100%	$594	100%

(a)	Allocated allowance as a percentage of related loans outstanding.

(b)	Loans outstanding as a percentage of total loans.
The allowance for credit losses on lending-related commitments includes specific allowances, based on individual evaluations of certain letters of credit in a manner consistent with business loans, and allowances based on the pool of the remaining letters of credit and all unused commitments to extend credit within each internal risk rating.
The allowance for credit losses on lending-related commitments was $30 million at December 31, 2018 compared to $42 million at December 31, 2017. An analysis of changes in the allowance for credit losses on lending-related commitments is presented below.

(dollar amounts in millions)
Years Ended December 31	2018	2017	2016	2015	2014
Balance at beginning of year	$42	$41	$45	$41	$36
Charge-offs on lending-related commitments (a)	—	—	(11)	(1)	—
Provision for credit losses on lending-related commitments	(12)	1	7	5	5
Balance at end of year	$30	$42	$41	$45	$41
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

SUMMARY OF NONPERFORMING ASSETS AND PAST DUE LOANS

(dollar amounts in millions)
December 31	2018	2017	2016	2015	2014
Nonaccrual loans:
Business loans:
Commercial	$141	$309	$445	$238	$109
Real estate construction	—	—	—	1	2
Commercial mortgage	20	31	46	60	95
Lease financing	2	4	6	6	—
International	3	6	14	8	—
Total nonaccrual business loans	166	350	511	313	206
Retail loans:
Residential mortgage	36	31	39	27	36
Consumer:
Home equity	19	21	28	27	30
Other consumer	—	—	4	—	1
Total consumer	19	21	32	27	31
Total nonaccrual retail loans	55	52	71	54	67
Total nonaccrual loans	221	402	582	367	273
Reduced-rate loans	8	8	8	12	17
Total nonperforming loans	229	410	590	379	290
Foreclosed property	1	5	17	12	10
Total nonperforming assets	$230	$415	$607	$391	$300
Gross interest income that would have been recorded had the nonaccrual and reduced-rate loans performed in accordance with original terms	$19	$31	$38	$27	$25
Interest income recognized	4	7	6	5	6
Nonperforming loans as a percentage of total loans	0.46%	0.83%	1.20%	0.77%	0.60%
Loans past due 90 days or more and still accruing	$16	$35	$19	$17	$5
Loans past due 90 days or more and still accruing as a percentage of total loans	0.03%	0.07%	0.04%	0.03%	0.01%
Nonperforming assets decreased $185 million to $230 million at December 31, 2018, from $415 million at December 31, 2017. The decrease in nonperforming assets primarily reflected a $168 million decrease in nonaccrual commercial loans, with the largest decreases in general Middle Market, Energy and Corporate Banking. Nonperforming assets were 0.46 percent of total loans and foreclosed property at December 31, 2018, compared to 0.84 percent at December 31, 2017.
The following table presents a summary of TDRs at December 31, 2018 and 2017.

(in millions)
December 31	2018	2017
Nonperforming TDRs:
Nonaccrual TDRs	$73	$182
Reduced-rate TDRs	8	8
Total nonperforming TDRs	81	190
Performing TDRs (a)	101	123
Total TDRs	$182	$313

(a)	TDRs that do not include a reduction in the original contractual interest rate which are performing in accordance with their modified terms.
At December 31, 2018, nonaccrual and performing TDRs included $38 million and $46 million of Energy loans, respectively, compared to $82 million and $43 million, respectively at December 31, 2017.

The following table presents a summary of changes in nonaccrual loans.

(in millions)
Years Ended December 31	2018	2017
Balance at beginning of period	$402	$582
Loans transferred to nonaccrual (a)	197	297
Nonaccrual loan gross charge-offs	(103)	(149)
Loans transferred to accrual status (a)	(6)	—
Nonaccrual loans sold	(39)	(40)
Payments/other (b)	(230)	(288)
Balance at end of period	$221	$402

(a)	Based on an analysis of nonaccrual loans with book balances greater than $2 million.

(b)
Includes net changes related to nonaccrual loans with balances less than $2 million, payments on nonaccrual loans with book balances greater than $2 million and transfers of nonaccrual loans to foreclosed property.

There were 32 borrowers with balances greater than $2 million transferred to nonaccrual status in 2018, a decrease of 6 when compared to 38 in 2017.
The following table presents the composition of nonaccrual loans by balance and the related number of borrowers at December 31, 2018 and 2017.

	2018		2017
(dollar amounts in millions)	Number of Borrowers	Balance	Number of Borrowers	Balance
Under $2 million	799	$78	939	$85
$2 million - $5 million	14	41	16	47
$5 million - $10 million	10	69	12	93
$10 million - $25 million	2	33	8	130
Greater than $25 million	—	—	1	47
Total	825	$221	976	$402
The following table presents a summary of nonaccrual loans at December 31, 2018 and loans transferred to nonaccrual and net loan charge-offs for the year ended December 31, 2018, based on North American Industry Classification System (NAICS) categories.

	December 31, 2018		Year Ended December 31, 2018
(dollar amounts in millions)	Nonaccrual Loans		Loans Transferred to Nonaccrual (a)		Net Loan Charge-Offs (Recoveries)
Industry Category
Mining, Quarrying and Oil & Gas Extraction	$50	23%	$30	15%	$9	16%
Residential Mortgage	36	16	10	5	—	—
Manufacturing	33	15	91	45	19	37
Health Care & Social Assistance	18	8	14	7	(1)	(1)
Services	14	6	19	10	10	20
Contractors	13	6	—	—	(2)	(3)
Real Estate & Home Builders	8	4	3	2	2	4
Wholesale Trade	7	3	19	10	13	25
Information & Communication	5	2	5	3	1	2
Other (b)	37	17	6	3	—	—
Total	$221	100%	$197	100%	$51	100%

(a)	Based on an analysis of nonaccrual loans with book balances greater than $2 million.

(b)	Consumer, excluding residential mortgage and certain personal purpose nonaccrual loans and net charge-offs, is included in the Other category.
Loans past due 90 days or more and still accruing interest generally represent loans that are well collateralized and in the process of collection. Loans past due 90 days or more decreased $19 million to $16 million at December 31, 2018, compared to $35 million at December 31, 2017. Loans past due 30-89 days decreased $169 million to $133 million at December 31, 2018, compared to $302 million at December 31, 2017. An aging analysis of loans included in Note 4 to the consolidated financial statements provides further information about the balances comprising past due loans.

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

(dollar amounts in millions)
December 31	2018	2017
Total criticized loans	$1,548	$2,231
As a percentage of total loans	3.1%	4.5%
The $683 million decrease in criticized loans in the year ended December 31, 2018 included decreases of $303 million in Energy and $159 million in general Middle Market.
The following table presents a summary of changes in foreclosed property.

(in millions)
Years Ended December 31	2018	2017
Balance at beginning of period	$5	$17
Acquired in foreclosure	3	8
Write-downs	—	(1)
Foreclosed property sold (a)	(7)	(19)
Balance at end of period	$1	$5
(a) Net gain on foreclosed property sold	$1	$3
For further information regarding the Corporation's nonperforming assets policies and impaired loans, refer to Note 1 and Note 4 to the consolidated financial statements.
Concentration of Credit Risk
Concentrations of credit risk may exist when a number of borrowers are engaged in similar activities, or activities in the same geographic region, and have similar economic characteristics that would cause them to be similarly impacted by changes in economic or other conditions. The Corporation has a concentration of credit risk with the automotive industry. All other industry concentrations, as defined by management, individually represented less than 10 percent of total loans at December 31, 2018.
The following table presents a summary of loans outstanding to companies related to the automotive industry.

	2018		2017
(in millions)	Loans Outstanding	Percent of Total Loans	Loans Outstanding	Percent of Total Loans
December 31
Production:
Domestic	$946		$1,007
Foreign	385		337
Total production	1,331	2.7%	1,344	2.7%
Dealer:
Floor plan	4,678		4,359
Other	3,419		3,233
Total dealer	8,097	16.1%	7,592	15.5%
Total automotive	$9,428	18.8%	$8,936	18.2%
Substantially all dealer loans are in the National Dealer Services business line. Loans in the National Dealer Services business line primarily include floor plan financing and other loans to automotive dealerships. Floor plan loans, included in commercial loans in the Consolidated Balance Sheets, totaled $4.7 billion at December 31, 2018, an increase of $319 million compared to $4.4 billion at December 31, 2017. At December 31, 2018 other loans in the National Dealer Services business line totaled $3.4 billion, including $2.0 billion of owner-occupied commercial real estate mortgage loans, compared to $3.2 billion, including $1.9 billion of owner-occupied commercial real estate mortgage loans, at December 31, 2017. Automotive lending also includes loans to borrowers involved with automotive production, primarily Tier 1 and Tier 2 suppliers. Loans to borrowers involved with automotive production totaled $1.3 billion at both December 31, 2018 and 2017.
Dealer loans, as shown in the table above, totaled $8.1 billion at December 31, 2018, of which $4.7 billion, or 60 percent, were to foreign franchises, and $2.3 billion, or 29 percent, were to domestic franchises. Other dealer loans, totaling $844 million, or 11 percent, at December 31, 2018, include obligations where a primary franchise was indeterminable, such as loans to large public dealership consolidators and rental car, leasing, heavy truck and recreation vehicle companies.
There were $4 million of nonaccrual loans to automotive borrowers at December 31, 2018 and none at December 31, 2017. There was $5 million of automotive net loan charge-offs in 2018 and none in 2017.
For further information regarding significant group concentrations of credit risk, refer to Note 5 to the consolidated financial statements.
Commercial Real Estate Lending
At December 31, 2018, the Corporation's commercial real estate portfolio represented 24 percent of total loans. The following table summarizes the Corporation's commercial real estate loan portfolio by loan category.

(in millions)
December 31	2018	2017
Real estate construction loans:
Commercial Real Estate business line (a)	$2,687	$2,630
Other business lines (b)	390	331
Total real estate construction loans	$3,077	$2,961
Commercial mortgage loans:
Commercial Real Estate business line (a)	$1,743	$1,831
Other business lines (b)	7,363	7,328
Total commercial mortgage loans	$9,106	$9,159

(a)	Primarily loans to real estate developers.

(b)	Primarily loans secured by owner-occupied real estate.
The Corporation limits risk inherent in its commercial real estate lending activities by monitoring borrowers directly involved in the commercial real estate markets and adhering to conservative policies on loan-to-value ratios for such loans. Commercial real estate loans, consisting of real estate construction and commercial mortgage loans, totaled $12.2 billion at December 31, 2018, of which $4.4 billion, or 36 percent, were to borrowers in the Commercial Real Estate business line, which includes loans to real estate developers, an increase of $63 million compared to December 31, 2017. The remaining $7.8 billion, or 64 percent, of commercial real estate loans in other business lines consisted primarily of owner-occupied commercial mortgages, which bear credit characteristics similar to non-commercial real estate business loans.
The real estate construction loan portfolio primarily contains loans made to long-time customers with satisfactory completion experience. Credit quality in the real estate construction loan portfolio was strong, with criticized loans of $31 million and $4 million at December 31, 2018 and 2017, respectively. There were no net charge-offs in 2018 and net recoveries of $1 million in 2017.
Commercial mortgage loans are loans where the primary collateral is a lien on any real property and are primarily loans secured by owner occupied real estate. Real property is generally considered primary collateral if the value of that collateral represents more than 50 percent of the commitment at loan approval. Loans in the commercial mortgage portfolio generally mature within three to five years. Criticized commercial mortgage loans in the Commercial Real Estate business line totaled $61 million and $72 million at December 31, 2018 and December 31, 2017, respectively. In other business lines, $206 million and $229 million of commercial mortgage loans were criticized at December 31, 2018 and 2017, respectively. Commercial mortgage loan net charge-offs were $1 million in 2018, compared to net recoveries of $6 million in 2017.
Residential Real Estate Lending
At December 31, 2018, residential real estate loans represented 7 percent of total loans. The following table summarizes the Corporation's residential mortgage and home equity loan portfolios by geographic market.

	2018				2017
(dollar amounts in millions) December 31	Residential Mortgage Loans	% of Total	Home Equity Loans	% of Total	Residential Mortgage Loans	% of Total	Home Equity Loans	% of Total
Geographic market:
Michigan	$406	21%	$650	37%	$387	19%	$705	39%
California	993	50	710	40	1,023	52	718	40
Texas	310	16	346	20	297	15	335	18
Other Markets	261	13	59	3	281	14	58	3
Total	$1,970	100%	$1,765	100%	$1,988	100%	$1,816	100%

Residential real estate loans, which consist of traditional residential mortgages and home equity loans and lines of credit, totaled $3.7 billion at December 31, 2018. The residential real estate portfolio is principally located within the Corporation's primary geographic markets. Substantially all residential real estate loans past due 90 days or more are placed on nonaccrual status, and substantially all junior lien home equity loans that are current or less than 90 days past due are placed on nonaccrual status if full collection of the senior position is in doubt. At no later than 180 days past due, such loans are charged off to current appraised values less costs to sell.
Residential mortgages totaled $2.0 billion at December 31, 2018, and were primarily larger, variable-rate mortgages originated and retained for certain private banking relationship customers. Of the $2.0 billion of residential mortgage loans outstanding, $36 million were on nonaccrual status at December 31, 2018. The home equity portfolio totaled $1.8 billion at December 31, 2018, of which $1.6 billion was outstanding under primarily variable-rate, interest-only home equity lines of credit, $123 million were in amortizing status and $36 million were closed-end home equity loans. Of the $1.8 billion of home equity loans outstanding, $19 million were on nonaccrual status at December 31, 2018. A majority of the home equity portfolio was secured by junior liens at December 31, 2018.
Energy Lending
The Corporation has a portfolio of Energy loans that are included primarily in commercial loans in the Consolidated Balance Sheets. Customers in the Corporation's Energy business line (approximately 170 relationships) are engaged in three segments of the oil and gas business: exploration and production (E&P), midstream and energy services. E&P generally includes such activities as searching for potential oil and gas fields, drilling exploratory wells and operating active wells. Commitments to E&P borrowers are generally subject to semi-annual borrowing base re-determinations based on a variety of factors including updated prices (reflecting market and competitive conditions), energy reserve levels and the impact of hedging. The midstream sector is generally involved in the transportation, storage and marketing of crude and/or refined oil and gas products. The Corporation's energy services customers provide products and services primarily to the E&P segment.
The following table summarizes information about the Corporation's portfolio of Energy loans.

(dollar amounts in millions)	2018				2017
December 31	Outstandings		Nonaccrual	Criticized (a)	Outstandings		Nonaccrual	Criticized (a)
Exploration and production (E&P)	$1,771	82%	$46	$143	$1,346	73%	$94	$376
Midstream	298	14	—	43	295	16	—	37
Services	94	4	2	19	195	11	14	95
Total Energy business line	$2,163	100%	$48	$205	$1,836	100%	$108	$508
As a percentage of total Energy loans			2%	9%			6%	28%

(a)	Includes nonaccrual loans.
Loans in the Energy business line increased $327 million, or 18 percent, to $2.2 billion at December 31, 2018, compared to $1.8 billion at December 31, 2017, or approximately 4 percent of total loans at both December 31, 2018 and 2017. Total exposure, including unused commitments to extend credit and letters of credit, was $4.5 billion and $4.0 billion at December 31, 2018 and December 31, 2017, respectively.
The Corporation's allowance methodology considers the various risk elements within the loan portfolio. When merited, the Corporation may incorporate a qualitative reserve component for Energy loans. There were $6 million and $25 million in net credit-related charge-offs in the Energy business line for the years ended December 31, 2018 and 2017, respectively.
Leveraged Loans
Certain loans in the Corporation's commercial portfolio are considered leveraged transactions. These loans are typically used for mergers, acquisitions, business recapitalizations, refinancing and equity buyouts. To help mitigate the risk associated with these loans, the Corporation focuses on middle market companies with highly capable management teams, strong sponsors and solid track records of financial performance. Industries prone to cyclical downturns and acquisitions with a high degree of integration risk are generally avoided. Other considerations include the sufficiency of collateral, the level of balance sheet leverage and the adequacy of financial covenants. During the underwriting process, cash flows are stress tested to evaluate the borrowers' abilities to handle economic downturns and an increase in interest rates.
The FDIC defines higher-risk commercial and industrial (HR C&I) loans for assessment purposes as loans generally with leverage of four times total debt to earnings before interest, taxes and depreciation (EBITDA) as well as three times senior debt to EBITDA, excluding certain collateralized loans. HR C&I loans were $2.5 billion and $2.7 billion at December 31, 2018 and 2017, respectively. Criticized loans within the HR C&I loan portfolio were $147 million and $284 million at December 31, 2018 and 2017, respectively. Charge-offs of HR C&I loans totaled $15 million in 2018 and $9 million in 2017.

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
There were no countries with cross-border outstandings exceeding one percent of total assets at December 31, 2018, 2017 and 2016. Further, none exceeded 0.75 percent of total assets at December 31, 2018 and 2017. Mexico, with cross-border outstandings of $650 million (0.89 percent of total assets) at December 31, 2016 was the only country with outstandings between 0.75 and one percent of total assets at December 31, 2016. The Corporation's international strategy is to focus on international companies doing business in North America, with an emphasis on the Corporation's primary geographic markets.
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
The Asset and Liability Policy Committee (ALCO) of the Corporation establishes and monitors compliance with the policies and risk limits pertaining to market and liquidity risk management activities. ALCO meets regularly to discuss and review market and liquidity risk management strategies, and consists of executive and senior management from various areas of the Corporation, including treasury, finance, economics, lending, deposit gathering and risk management. Corporate Treasury mitigates market and liquidity risk under the direction of ALCO through the actions it takes to manage the Corporation's market, liquidity and capital positions.
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
Corporate Treasury and the Enterprise Risk Division support ALCO in measuring, monitoring and managing interest rate risk as well as all other market risks. Key activities encompass: (i) providing information and analyses of the Corporation's balance sheet structure and measurement of interest rate and all other market risks; (ii) monitoring and reporting of the Corporation's positions relative to established policy limits and guidelines; (iii) developing and presenting analyses and strategies to adjust risk positions; (iv) reviewing and presenting policies and authorizations for approval; and (v) monitoring of industry trends and analytical tools to be used in the management of interest rate and all other market and liquidity risks.
Interest Rate Risk
Net interest income is the primary source of revenue for the Corporation. Interest rate risk arises in the normal course of business due to differences in the repricing and cash flow characteristics of assets and liabilities, primarily through the Corporation's core business activities of extending loans and acquiring deposits. The Corporation's balance sheet is predominantly characterized by floating-rate loans funded by core deposits. The Corporation's loan composition at December 31, 2018 was 62 percent 30-day LIBOR, 13 percent other LIBOR (primarily 60-day), 16 percent prime and 9 percent fixed rate. This creates sensitivity to interest rate movements due to the imbalance between the floating-rate loan portfolio and more slowly repricing deposit products. In addition, the growth and/or contraction in the Corporation's loans and deposits may lead to changes in sensitivity to interest rate movements in the absence of mitigating actions. Examples of such actions are purchasing fixed-rate investment securities, which provide liquidity to the balance sheet and act to mitigate the inherent interest sensitivity, as well as hedging with interest rate swaps and options. The Corporation actively manages its exposure to interest rate risk, with the principal objective of optimizing net interest income and the economic value of equity while operating within acceptable limits established for interest rate risk and maintaining adequate levels of funding and liquidity.
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

Sensitivity of Net Interest Income to Changes in Interest Rates
The analysis of the impact of changes in interest rates on net interest income under various interest rate scenarios is management's principal risk management technique. Management models a base case net interest income under an unchanged interest rate environment. Existing derivative instruments entered into for risk management purposes are included in the analysis, but no additional hedging is forecasted. These derivative instruments currently comprise interest rate swaps that convert fixed-rate long-term debt to variable rates. This base case net interest income is then compared against interest rate scenarios in which rates rise or decline in a linear, non-parallel fashion from the base case over 12 months. The first scenario presents a 200 basis- point increase in short-term rates, resulting in an average increase in short-term interest rates of 100 basis points over the period (+200 scenario). The second scenario presents a 200 basis-point decrease in short-term interest rates (but not to less than zero percent).
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
The table below, as of December 31, 2018 and 2017, displays the estimated impact on net interest income during the next 12 months by relating the base case scenario results to those from the rising and declining rate scenarios described above.

	Estimated Annual Change
(in millions)	2018		2017
December 31	Amount	%	Amount	%
Change in Interest Rates:
Rising 200 basis points	$142	6%	$197	9%
Declining 200 basis points	(313)	(12)	(283)	(13)
Sensitivity to rising rates decreased from December 31, 2017 to December 31, 2018, due to changes in balance sheet composition and interest-bearing deposit pricing assumptions. The December 31, 2017 risk to declining interest rates is impacted by the assumed floor on interest rates of zero percent and therefore simulates a decline of 150 basis points, while the December 31, 2018 sensitivity reflects a decline of 200 basis points due to higher short-term rates.
Sensitivity of Economic Value of Equity to Changes in Interest Rates
In addition to the simulation analysis on net interest income, an economic value of equity analysis provides an alternative view of the interest rate risk position. The economic value of equity is the difference between the estimate of the economic value of the Corporation's financial assets, liabilities and off-balance sheet instruments, derived through discounting cash flows based on actual rates at the end of the period, and the estimated economic value after applying the estimated impact of rate movements. The Corporation primarily monitors the percentage change on the base case economic value of equity. The economic value of equity analysis is based on an immediate parallel 200 basis point increase. The declining interest rate scenarios are based on decreases of 200 basis points and 150 basis points in interest rates at December 31, 2018 and 2017, respectively.
The table below, as of December 31, 2018 and 2017, displays the estimated impact on the economic value of equity from the interest rate scenario described above.

(in millions)	2018		2017
December 31	Amount	%	Amount	%
Change in Interest Rates:
Rising 200 basis points	$711	6%	$1,188	9%
Declining 200 basis points	(2,769)	(21)	(2,635)	(20)
The sensitivity of the economic value of equity to a 200 basis point parallel increase in rates declined between December 31, 2017 and December 31, 2018 due to an increase in the modeled base case economic value of equity, which was driven by changes in balance sheet composition. The percentage change in sensitivity of the economic value of equity to a parallel decrease in rates to zero during the same period was stable.

LOAN MATURITIES AND INTEREST RATE SENSITIVITY

	Loans Maturing
(in millions) December 31, 2018	Within One Year (a)	After One But Within Five Years	After Five Years	Total
Commercial loans	$15,175	$15,706	$1,095	$31,976
Real estate construction loans	1,408	1,589	80	3,077
Commercial mortgage loans	1,653	4,793	2,660	9,106
International loans	456	543	14	1,013
Total	$18,692	$22,631	$3,849	$45,172
Sensitivity of loans to changes in interest rates:
Predetermined (fixed) interest rates	$711	$2,397	$570	$3,678
Floating interest rates	17,981	20,234	3,279	41,494
Total	$18,692	$22,631	$3,849	$45,172

(a)	Includes demand loans, loans having no stated repayment schedule or maturity and overdrafts.
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
Risk Management Derivative Instruments

(in millions) Risk Management Notional Activity	Interest Rate Contracts	Foreign Exchange Contracts	Totals
Balance at January 1, 2017	$2,275	$717	$2,992
Additions	—	12,004	12,004
Maturities/amortizations	(500)	(12,071)	(12,571)
Balance at December 31, 2017	$1,775	$650	$2,425
Additions	850	10,095	10,945
Maturities/amortizations	—	(10,443)	(10,443)
Balance at December 31, 2018	$2,625	$302	$2,927
The notional amount of risk management interest rate swaps totaled $2.6 billion at December 31, 2018, and $1.8 billion at December 31, 2017, all under fair value hedging strategies, converting fixed-rate medium- and long-term debt to a floating rate. The fair value of risk management interest rate swaps was a net unrealized loss of $2 million at both December 31, 2018 and 2017. Risk management interest rate swaps generated $7 million and $32 million of net interest income for the years ended December 31, 2018 and 2017, respectively.
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
Further information regarding risk management derivative instruments is provided in Note 8 to the consolidated financial statements.
Customer-Initiated and Other Derivative Instruments

(in millions) Customer-Initiated and Other Notional Activity	Interest Rate Contracts	Energy Derivative Contracts	Foreign Exchange Contracts	Totals
Balance at January 1, 2017	$13,323	$2,227	$1,509	$17,059
Additions	4,377	1,539	47,456	53,372
Maturities/amortizations	(2,096)	(1,681)	(46,987)	(50,764)
Terminations	(1,215)	(238)	(94)	(1,547)
Balance at December 31, 2017	$14,389	$1,847	$1,884	$18,120
Additions	4,245	2,287	50,220	56,752
Maturities/amortizations	(2,195)	(1,481)	(50,639)	(54,315)
Terminations	(1,554)	(3)	(370)	(1,927)
Balance at December 31, 2018	$14,885	$2,650	$1,095	$18,630

The Corporation sells and purchases interest rate caps and floors and enters into foreign exchange contracts, interest rate swaps and energy derivative contracts to accommodate the needs of customers requesting such services. Changes in the fair value of customer-initiated and other derivatives are recognized in earnings as they occur. To limit the market risk of these activities, the Corporation generally takes offsetting positions with dealers. The notional amounts of offsetting positions are included in the table above. Customer-initiated and other notional activity represented 86 percent and 88 percent of total interest rate, energy and foreign exchange contracts at December 31, 2018 and 2017, respectively.
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
Contractual Obligations

	Minimum Payments Due by Period
(in millions) December 31, 2018	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Deposits without a stated maturity (a)	$53,422	$53,422
Certificates of deposit and other deposits with a stated maturity (a)	2,139	1,614	472	28	25
Short-term borrowings (a)	44	44	—	—	—
Medium- and long-term debt (a)	6,425	350	675	850	4,550
Operating leases	377	67	109	74	127
Commitments to fund low income housing partnerships	165	101	45	5	14
Other long-term obligations (b)	348	87	83	38	140
Total contractual obligations	$62,920	$55,685	$1,384	$995	$4,856

Medium- and long-term debt (parent company only) (a) (c)	$1,450	$350	$—	$850	$250

(a)	Deposits and borrowings exclude accrued interest.

(b)	Includes unrecognized tax benefits.

(c)	Parent company only amounts are included in the medium- and long-term debt minimum payments above.
In addition to contractual obligations, other commercial commitments of the Corporation impact liquidity. These include unused commitments to extend credit, standby letters of credit and financial guarantees, and commercial letters of credit. The following table summarizes the Corporation's commercial commitments and expected expiration dates by period.
Commercial Commitments

	Expected Expiration Dates by Period
(in millions) December 31, 2018	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Unused commitments to extend credit	$27,267	$7,878	$8,733	$7,860	$2,796
Standby letters of credit and financial guarantees	3,244	2,791	268	119	66
Commercial letters of credit	39	37	—	2	—
Total commercial commitments	$30,550	$10,706	$9,001	$7,981	$2,862
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
Wholesale Funding
The Corporation may access the purchased funds market when necessary, which includes a variety of funding sources. Capacity for incremental purchased funds at December 31, 2018 included short-term FHLB advances, the ability to purchase federal funds, sell securities under agreements to repurchase, as well as issue deposits through brokers. Purchased funds increased to $52 million at December 31, 2018, compared to $25 million at December 31, 2017. At December 31, 2018, the Bank had pledged loans totaling $22.8 billion which provided for up to $18.9 billion of available collateralized borrowing with the FRB.
The Bank is a member of the FHLB of Dallas, Texas, which provides short- and long-term funding to its members through advances collateralized by real estate-related assets. Actual borrowing capacity is contingent on the amount of collateral available to be pledged to the FHLB. At December 31, 2018, $15.7 billion of real estate-related loans were pledged to the FHLB as blanket collateral for current and potential future borrowings. The Corporation had $3.8 billion of outstanding borrowings maturing between 2026 and 2028 and capacity for potential future borrowings of approximately $5.0 billion.
Additionally, the Bank had the ability to issue up to $14.0 billion of debt at December 31, 2018 under an existing $15.0 billion note program which allows the issuance of debt with maturities between three months and 30 years. The Corporation also maintains a shelf registration statement with the Securities and Exchange Commission from which it may issue debt and equity securities.
The ability of the Corporation and the Bank to raise funds at competitive rates is impacted by rating agencies' views of the credit quality, liquidity, capital and earnings of the Corporation and the Bank. As of December 31, 2018, the three major rating agencies had assigned the following ratings to long-term senior unsecured obligations of the Corporation and the Bank. A security rating is not a recommendation to buy, sell, or hold securities and may be subject to revision or withdrawal at any time by the assigning rating agency. Each rating should be evaluated independently of any other rating.

	Comerica Incorporated		Comerica Bank
December 31, 2018	Rating	Outlook	Rating	Outlook
Standard and Poor’s	BBB+	Stable	A-	Stable
Moody’s Investors Service	A3	Stable	A3	Stable
Fitch Ratings	A	Stable	A	Stable
The Corporation satisfies liquidity needs with either liquid assets or various funding sources. Liquid assets totaled $16.3 billion at December 31, 2018, compared to $17.4 billion at December 31, 2017. Liquid assets include cash and due from banks, federal funds sold, interest-bearing deposits with banks, other short-term investments and unencumbered investment securities.
The Corporation performs monthly liquidity stress testing to evaluate its ability to meet funding needs in hypothetical stressed environments. Such environments cover a series of broad events, distinguished in terms of duration and severity. The evaluation as of December 31, 2018 projected that sufficient sources of liquidity were available under each series of events.
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

CRITICAL ACCOUNTING POLICIES
The Corporation’s consolidated financial statements are prepared based on the application of accounting policies, the most significant of which are described in Note 1. These policies require numerous estimates and strategic or economic assumptions, which may prove inaccurate or subject to variations. Changes in underlying factors, assumptions or estimates could have a material impact on the Corporation’s future financial condition and results of operations. At December 31, 2018, the most critical of these significant accounting policies were the policies related to the allowance for credit losses, fair value measurement, goodwill, pension plan accounting and income taxes. These policies were reviewed with the Audit Committee of the Corporation’s Board of Directors and are discussed more fully below.
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
In determining the allowance for credit losses, the Corporation individually evaluates certain impaired loans, applies standard reserve factors to pools of homogeneous loans and lending-related commitments and incorporates qualitative adjustments. Standard loss factors, applied to the majority of the Corporation's loan portfolio and lending-related commitments, are based on estimates of probabilities of default for individual risk ratings over the loss emergence period and loss given default. Loss emergence periods are used to determine the most appropriate default horizon associated with the calculation of probabilities of default. Changes to one or more of the estimates used to develop standard loss factors, or the use of different estimates, would result in a different estimated allowance for credit losses. To illustrate, if recent loss experience dictated that the estimated standard loss factors would be changed by five percent of the estimate across all loan risk ratings, the allowance for loan losses as of December 31, 2018 would change by approximately $23 million.
Because standard loss factors are applied to pools of loans based on the Corporation's internal risk rating system, loss estimates are highly dependent on the accuracy of the risk rating assigned to each loan. The inherent imprecision in the risk rating system resulting from inaccuracy in assigning and/or entering risk ratings in the loan accounting system is monitored by the Corporation's asset quality review function and incorporated in a qualitative adjustment. The Corporation may also include qualitative adjustments intended to capture the impact of certain other uncertainties that exist but are not yet reflected in the standard reserve factors. These qualitative adjustments are based on management’s analysis of factors such as portfolios where recent historical losses exceed expected losses or known recent events are expected to alter risk ratings once evidence is acquired, observable macroeconomic metrics, including consideration of regional metrics within the Corporation's footprint, and a qualitative assessment of the lending environment, including underwriting standards, current economic and political conditions, and other factors affecting credit quality. Qualitative reserves at December 31, 2018 primarily included components for portfolios where recent loss trends were in excess of estimated losses based on overall portfolio standard loss factors, model imprecision and changes in market conditions compared to the conditions that existed at the date of the most recent annual update to standard reserve factors.
For further discussion of the methodology used in the determination of the allowance for credit losses, refer to Note 1 to the consolidated financial statements. To the extent actual outcomes differ from management estimates, additional provision for credit losses may be required that would adversely impact earnings in future periods. The allowance is assigned to business segments and any earnings impact resulting from actual outcomes differing from management estimates would primarily affect the Business Bank segment.
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
At December 31, 2018, assets and liabilities measured using observable inputs that are classified as Level 1 or Level 2 represented 99.6 percent and 100 percent of total assets and liabilities recorded at fair value, respectively. Valuations generated from model-based techniques that use at least one significant assumption not observable in the market are considered Level 3 and reflect estimates of assumptions market participants would use in pricing the asset or liability.
GOODWILL
Goodwill is initially recorded as the excess of the purchase price over the fair value of net assets acquired in a business combination and is subsequently evaluated for impairment. Goodwill impairment testing is performed annually (unless management determines an interim test is necessary) at the reporting unit level, equivalent to a business segment or one level below. The Corporation has three reporting units: the Business Bank, the Retail Bank and Wealth Management. At December 31, 2018 and 2017, goodwill totaled $635 million, including $473 million allocated to the Business Bank, $101 million allocated to the Retail Bank and $61 million allocated to Wealth Management.
The annual test of goodwill impairment was performed as of the beginning of the third quarter 2018. The Corporation may elect to perform a quantitative impairment analysis, or first conduct a qualitative analysis to determine if a quantitative analysis is necessary. The Corporation first assessed qualitative factors to determine whether it was more likely than not that the fair value of any reporting unit was less than its carrying amount, including goodwill. Qualitative factors included economic conditions, industry and market considerations, cost factors, overall financial performance, regulatory developments and performance of the Corporation’s stock, among other events and circumstances. At the conclusion of the qualitative assessment in the third quarter 2018, the Corporation determined that it was more likely than not that the fair value of each reporting unit exceeded its carrying value.
Subsequent to the date of the annual impairment test, the Corporation reorganized certain reporting structures. As a result, Small Business, formerly a component of the Retail Bank, became a component of the Business Bank. Accordingly, the Corporation reallocated $93 million of goodwill from the Retail Bank to Business Bank. The Corporation subsequently performed an additional qualitative impairment analysis and again determined that it was more likely than not that the fair value of each reporting unit exceeded it carrying value and that performing a quantitative impairment test was not necessary.
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
PENSION PLAN ACCOUNTING
The Corporation has a qualified and non-qualified defined benefit pension plan. Effective January 1, 2017, benefits are calculated using a cash balance formula based on years of service, age, compensation and an interest credit based on the 30-year Treasury rate. Participants under age 60 as of December 31, 2016 are eligible to receive a frozen final average pay benefit in addition to amounts earned under the cash balance formula. Participants age 60 or older as of December 31, 2016 continue to be eligible for a final average pay benefit. The Corporation makes assumptions concerning future events that will determine the amount and timing of required benefit payments, funding requirements and defined benefit pension expense. The major assumptions are the discount rate used in determining the current benefit obligation, the long-term rate of return expected on plan assets, mix of assets within the portfolio, the form of payment election and the projected mortality rate.
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

The Corporation reviews its pension plan assumptions on an annual basis with its actuarial consultants to determine if the assumptions are reasonable and adjusts the assumptions to reflect changes in future expectations. The assumptions used to calculate 2019 defined benefit plan pension expense (benefit) were as follows:

Discount rate	4.37%
Long-term rate of return on plan assets	6.50%
Lump sum payment election rate:
Participants before January 1, 2017	50%
All other participants	80%
Mortality table:
Base table (a)	RP-2018
Mortality improvement scale (a)	MP-2018

(a)	Issued by the Society of Actuaries in October 2018.
Defined benefit plan expense is expected to decrease $9 million to a benefit of approximately $27 million in 2019, compared to a benefit of $18 million in 2018. This includes service cost expense of $34 million and a benefit from other components of $61 million.
Changing the 2019 discount rate and long-term rate of return by 25 basis points would impact defined benefit expense in 2019 by $7.1 million and $6.4 million, respectively.
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
INCOME TAXES
The calculation of the Corporation's income tax provision and tax-related accruals is complex and requires the use of estimates and judgments. The provision for income taxes is the sum of income taxes due for the current year and deferred taxes. Deferred taxes arise from temporary differences between the income tax basis and financial accounting basis of assets and liabilities. Accrued taxes represent the net estimated amount due to or to be received from taxing jurisdictions, currently or in the future, and are included in accrued income and other assets or accrued expenses and other liabilities on the Consolidated Balance Sheets. The Corporation assesses the relative risks and merits of tax positions for various transactions after considering statutes, regulations, judicial precedent and other available information and maintains tax accruals consistent with these assessments. The Corporation is subject to audit by taxing authorities that could question and/or challenge the tax positions taken by the Corporation.
Included in net deferred taxes are deferred tax assets. Deferred tax assets are evaluated for realization based on available evidence of projected future reversals of existing taxable temporary differences, assumptions made regarding future events and, when applicable, state loss carryback capacity. A valuation allowance is provided when it is more-likely-than-not that some portion of the deferred tax asset will not be realized. In December 2017, the Tax Cuts and Jobs Act (the "Act") was signed into law, resulting in the reduction of the federal tax rate from 35 percent to 21 percent. This resulted in a $107 million charge to adjust deferred taxes as a result of the decline in the federal tax rate in 2017, with an $8 million downward revision to the estimated impact recorded in 2018 for a total remeasurement of the Corporation's deferred tax balance of $99 million.
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

SUPPLEMENTAL FINANCIAL DATA
The following table provides a reconciliation of non-GAAP financial measures used in this financial review with financial measures defined by GAAP.

(dollar amounts in millions)
December 31	2018	2017	2016	2015	2014
Tangible Common Equity Ratio:
Common shareholders' equity	$7,507	$7,963	$7,796	$7,560	$7,402
Less:
Goodwill	635	635	635	635	635
Other intangible assets	6	8	10	14	15
Tangible common equity	$6,866	$7,320	$7,151	$6,911	$6,752
Total assets	$70,818	$71,567	$72,978	$71,877	$69,186
Less:
Goodwill	635	635	635	635	635
Other intangible assets	6	8	10	14	15
Tangible assets	$70,177	$70,924	$72,333	$71,228	$68,536
Common equity ratio	10.60%	11.13%	10.68%	10.52%	10.70%
Tangible common equity ratio	9.78	10.32	9.89	9.70	9.85
Tangible Common Equity per Share of Common Stock:
Common shareholders' equity	$7,507	$7,963	$7,796	$7,560	$7,402
Tangible common equity	6,866	7,320	7,151	6,911	6,752
Shares of common stock outstanding (in millions)	160	173	175	176	179
Common shareholders' equity per share of common stock	$46.89	$46.07	$44.47	$43.03	$41.35
Tangible common equity per share of common stock	42.89	42.34	40.79	39.33	37.72
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
In addition to factors mentioned elsewhere in this report or previously disclosed in the Corporation's SEC reports (accessible on the SEC's website at www.sec.gov or on the Corporation's website at www.comerica.com), actual results could differ materially from forward-looking statements and future results could differ materially from historical performance due to a variety of reasons, including but not limited to, the following factors:

•	general political, economic or industry conditions, either domestically or internationally, may be less favorable than expected;

•	governmental monetary and fiscal policies may adversely affect the financial services industry, and therefore impact the Corporation's financial condition and results of operations;

•	the Corporation’s operational or security systems or infrastructure, or those of third parties, could fail or be breached;

•	the Corporation relies on other companies to provide certain key components of its delivery systems, and certain failures could materially adversely affect operations;

•
security risks, including denial of service attacks, hacking, social engineering attacks targeting the Corporation’s colleagues and customers, malware intrusion or data corruption attempts, and identity theft, could result in the disclosure of confidential information;

•	proposed revenue enhancements and efficiency improvements under the GEAR Up initiative may not be achieved;

•	the Corporation must maintain adequate sources of funding and liquidity to meet regulatory expectations, support its operations and fund outstanding liabilities;

•	compliance with more stringent capital requirements may adversely affect the Corporation;

•	declines in the businesses or industries of the Corporation's customers could cause increased credit losses or decreased loan balances, which could adversely affect the Corporation;

•	unfavorable developments concerning credit quality could adversely affect the Corporation's financial results;

•	changes in regulation or oversight may have a material adverse impact on the Corporation's operations;

•	cybersecurity and data privacy are areas of heightened legislative and regulatory focus;

•	fluctuations in interest rates and their impact on deposit pricing could adversely affect the Corporation's net interest income and balance sheet;

•	developments impacting LIBOR and other interest rate benchmarks could adversely affect the Corporation;

•	reduction in the Corporation's credit ratings could adversely affect the Corporation and/or the holders of its securities;

•	damage to the Corporation’s reputation could damage its businesses;

•	the Corporation may not be able to utilize technology to develop, market and deliver new products and services to its customers;

•	competitive product and pricing pressures within the Corporation's markets may change;

•	the soundness of other financial institutions could adversely affect the Corporation;

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

•	the impacts of future legislative, administrative or judicial changes or interpretations to tax regulations are unknown;

•	any future strategic acquisitions or divestitures may present certain risks to the Corporation's business and operations;

•	management's ability to retain key officers and employees may change;

•
legal and regulatory proceedings and related financial services industry matters, including those directly involving the Corporation and its subsidiaries, could adversely affect the Corporation or the financial services industry in general;

•	the Corporation may incur losses due to fraud;

•	terrorist activities or other hostilities could cause adverse effects;

•	changes in accounting standards could materially impact the Corporation's financial statements;

•
the Corporation's accounting policies and processes are critical to the reporting of financial condition and results of operations and require management to make estimates about matters that are uncertain;

•	controls and procedures may fail to prevent or detect all errors or acts of fraud; and

•	the Corporation's stock price can be volatile.

CONSOLIDATED BALANCE SHEETS
Comerica Incorporated and Subsidiaries

(in millions, except share data)
December 31	2018	2017

ASSETS
Cash and due from banks	$1,390	$1,438

Interest-bearing deposits with banks	3,171	4,407
Other short-term investments	134	96

Investment securities available-for-sale	12,045	10,938
Investment securities held-to-maturity	—	1,266

Commercial loans	31,976	31,060
Real estate construction loans	3,077	2,961
Commercial mortgage loans	9,106	9,159
Lease financing	507	468
International loans	1,013	983
Residential mortgage loans	1,970	1,988
Consumer loans	2,514	2,554
Total loans	50,163	49,173
Less allowance for loan losses	(671)	(712)
Net loans	49,492	48,461
Premises and equipment	475	466
Accrued income and other assets	4,111	4,495
Total assets	$70,818	$71,567

LIABILITIES AND SHAREHOLDERS’ EQUITY
Noninterest-bearing deposits	$28,690	$32,071

Money market and interest-bearing checking deposits	22,560	21,500
Savings deposits	2,172	2,152
Customer certificates of deposit	2,131	2,165
Foreign office time deposits	8	15
Total interest-bearing deposits	26,871	25,832
Total deposits	55,561	57,903
Short-term borrowings	44	10
Accrued expenses and other liabilities	1,243	1,069
Medium- and long-term debt	6,463	4,622
Total liabilities	63,311	63,604

Common stock - $5 par value:
Authorized - 325,000,000 shares
Issued - 228,164,824 shares	1,141	1,141
Capital surplus	2,148	2,122
Accumulated other comprehensive loss	(609)	(451)
Retained earnings	8,781	7,887
Less cost of common stock in treasury - 68,081,176 shares at 12/31/18 and 55,306,483 shares at 12/31/17	(3,954)	(2,736)
Total shareholders’ equity	7,507	7,963
Total liabilities and shareholders’ equity	$70,818	$71,567
See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME
Comerica Incorporated and Subsidiaries

(in millions)
Years Ended December 31	2018	2017	2016
INTEREST INCOME
Interest and fees on loans	$2,262	$1,872	$1,635
Interest on investment securities	265	250	247
Interest on short-term investments	92	60	27
Total interest income	2,619	2,182	1,909
INTEREST EXPENSE
Interest on deposits	122	42	40
Interest on short-term borrowings	1	3	—
Interest on medium- and long-term debt	144	76	72
Total interest expense	267	121	112
Net interest income	2,352	2,061	1,797
Provision for credit losses	(1)	74	248
Net interest income after provision for credit losses	2,353	1,987	1,549
NONINTEREST INCOME
Card fees	244	333	303
Service charges on deposit accounts	211	227	219
Fiduciary income	206	198	190
Commercial lending fees	85	85	89
Foreign exchange income	47	45	42
Letter of credit fees	40	45	50
Bank-owned life insurance	39	43	42
Brokerage fees	27	23	19
Net securities losses	(19)	—	—
Other noninterest income	96	108	97
Total noninterest income	976	1,107	1,051
NONINTEREST EXPENSES
Salaries and benefits expense	1,009	961	989
Outside processing fee expense	255	366	336
Net occupancy expense	152	154	157
Software expense	125	126	119
Restructuring charges	53	45	93
Equipment expense	48	45	53
FDIC insurance expense	42	51	54
Advertising expense	30	28	21
Other noninterest expenses	80	84	108
Total noninterest expenses	1,794	1,860	1,930
Income before income taxes	1,535	1,234	670
Provision for income taxes	300	491	193
NET INCOME	1,235	743	477
Less income allocated to participating securities	8	5	4
Net income attributable to common shares	$1,227	$738	$473
Earnings per common share:
Basic	$7.31	$4.23	$2.74
Diluted	7.20	4.14	2.68

Cash dividends declared on common stock	309	193	154
Cash dividends declared per common share	1.84	1.09	0.89
See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Comerica Incorporated and Subsidiaries

(in millions)
Years Ended December 31	2018	2017	2016

NET INCOME	$1,235	$743	$477

OTHER COMPREHENSIVE (LOSS) INCOME

Unrealized losses on investment securities:
Net unrealized holding losses arising during the period	(69)	(81)	(70)
Less:
Reclassification adjustment for net securities losses included in net income	(20)	—	—
Net losses realized as a yield adjustment in interest on investment securities	—	(3)	(3)
Change in net unrealized losses before income taxes	(49)	(78)	(67)

Defined benefit pension and other postretirement plans adjustment:
Actuarial (loss) gain arising during the period	(191)	72	(134)
Prior service credit arising during the period	—	—	234
Adjustments for amounts recognized as components of net periodic benefit cost:
Amortization of actuarial net loss	61	51	46
Amortization of prior service credit	(27)	(27)	(7)
Change in defined benefit pension and other postretirement plans adjustment before income taxes	(157)	96	139

Total other comprehensive (loss) income before income taxes	(206)	18	72
(Benefit) provision for income taxes	(47)	(1)	26
Total other comprehensive (loss) income, net of tax	(159)	19	46

COMPREHENSIVE INCOME	$1,076	$762	$523
See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
Comerica Incorporated and Subsidiaries

	Common Stock			Accumulated Other Comprehensive Loss			Total Shareholders’ Equity
(in millions, except per share data)	Shares Outstanding	Amount	Capital Surplus		Retained Earnings	Treasury Stock
BALANCE AT DECEMBER 31, 2015	175.7	$1,141	$2,173	$(429)	$7,084	$(2,409)	$7,560
Net income	—	—	—	—	477	—	477
Other comprehensive income, net of tax	—	—	—	46	—	—	46
Cash dividends declared on common stock ($0.89 per share)	—	—	—	—	(154)	—	(154)
Purchase of common stock	(6.8)	—	—	—	—	(310)	(310)
Net issuance of common stock under employee stock plans	4.1	—	(15)	—	(27)	185	143
Net issuance of common stock for warrants	2.3	—	(57)	—	(49)	106	—
Share-based compensation	—	—	34	—	—	—	34
BALANCE AT DECEMBER 31, 2016	175.3	1,141	2,135	(383)	7,331	(2,428)	7,796
Cumulative effect of change in accounting principle	—	—	3	—	(2)	—	1
Net income	—	—	—	—	743	—	743
Other comprehensive income, net of tax	—	—	—	19	—	—	19
Cash dividends declared on common stock ($1.09 per share)	—	—	—	—	(193)	—	(193)
Purchase of common stock	(7.5)	—	—	—	—	(544)	(544)
Net issuance of common stock under employee stock plans	3.3	—	(24)	—	(26)	152	102
Net issuance of common stock for warrants	1.8	—	(30)	—	(53)	83	—
Share-based compensation	—	—	39	—	—	—	39
Reclassification of certain deferred tax effects	—	—	—	(87)	87	—	—
Other	—	—	(1)	—	—	1	—
BALANCE AT DECEMBER 31, 2017	172.9	1,141	2,122	(451)	7,887	(2,736)	7,963
Cumulative effect of change in accounting principles	—	—	—	1	14	—	15
Net income	—	—	—	—	1,235	—	1,235
Other comprehensive loss, net of tax	—	—	—	(159)	—	—	(159)
Cash dividends declared on common stock ($1.84 per share)	—	—	—	—	(309)	—	(309)
Purchase of common stock	(14.9)	—	(3)	—	—	(1,326)	(1,329)
Net issuance of common stock under employee stock plans	1.5	—	(9)	—	(23)	75	43
Net issuance of common stock for warrants	0.6	—	(10)	—	(23)	33	—
Share-based compensation	—	—	48	—	—	—	48
BALANCE AT DECEMBER 31, 2018	160.1	$1,141	$2,148	$(609)	$8,781	$(3,954)	$7,507
See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
Comerica Incorporated and Subsidiaries

(in millions)
Years Ended December 31	2018	2017	2016
OPERATING ACTIVITIES
Net income	$1,235	$743	$477
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	(1)	74	248
Provision (benefit) for deferred income taxes	24	79	(51)
Depreciation and amortization	120	121	121
Net periodic defined benefit (credit) cost	(18)	(18)	6
Share-based compensation expense	48	39	34
Net amortization of securities	3	6	8
Accretion of loan purchase discount	(1)	(3)	(4)
Net securities losses	19	—	—
Net gains on sales of foreclosed property	(1)	(3)	(4)
Net change in:
Accrued income receivable	(45)	(33)	(20)
Accrued expenses payable	49	41	37
Other, net	184	39	(366)
Net cash provided by operating activities	1,616	1,085	486
INVESTING ACTIVITIES
Investment securities available-for-sale:
Maturities and redemptions	1,781	1,615	1,699
Sales	1,256	1,259	—
Purchases	(3,032)	(3,112)	(2,045)
Investment securities held-to-maturity:
Maturities and redemptions	—	319	402
Net change in loans	(1,045)	(175)	(136)
Proceeds from sales of foreclosed property	8	22	20
Net increase in premises and equipment	(90)	(69)	(95)
Federal Home Loan Bank stock:
Purchases	(41)	(42)	(115)
Redemptions	—	42	—
Proceeds from bank-owned life insurance settlements	9	18	16
Other, net	(2)	3	—
Net cash used in investing activities	(1,156)	(120)	(254)
FINANCING ACTIVITIES
Net change in:
Deposits	(2,082)	(1,180)	(998)
Short-term borrowings	34	(15)	2
Medium- and long-term debt:
Maturities and redemptions	—	(500)	(650)
Issuances and advances	1,850	—	2,800
Terminations	—	(16)	—
Common stock:
Repurchases	(1,338)	(560)	(320)
Cash dividends paid	(263)	(180)	(152)
Issuances under employee stock plans	52	118	157
Other, net	3	(5)	—
Net cash (used in) provided by financing activities	(1,744)	(2,338)	839
Net (decrease) increase in cash and cash equivalents	(1,284)	(1,373)	1,071
Cash and cash equivalents at beginning of period	5,845	7,218	6,147
Cash and cash equivalents at end of period	$4,561	$5,845	$7,218
Interest paid	$261	$122	$111
Income taxes paid	200	336	151
Noncash investing and financing activities:
Loans transferred to other real estate	3	8	21
Loans transferred from held-to-sale to portfolio	—	—	17
Securities transferred from held-to-maturity to available-for-sale	1,266	—	—
Securities transferred from available-for-sale to equity securities	81	—	—
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
The Corporation evaluates its investments in VIEs, both at inception and when there is a change in circumstances that requires reconsideration, to determine if the Corporation is the primary beneficiary and consolidation is required. The Corporation accounts for unconsolidated VIEs using either the proportional, cost or equity method. These investments comprise investments in community development projects which generate tax credits to their investors and are included in accrued income and other assets on the Consolidated Balance Sheets.
The proportional method is used for investments in affordable housing projects that qualify for the low-income housing tax credit (LIHTC). The equity method is used for other investments where the Corporation has the ability to exercise significant influence over the entity’s operation and financial policies. Other unconsolidated equity investments that do not meet the criteria to be accounted for under the equity method are accounted for under the cost method. Amortization and other write-downs of LIHTC investments are presented on a net basis as a component of the provision for income taxes, while income, amortization and write-downs from cost and equity method investments are recorded in other noninterest income on the Consolidated Statements of Income.
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
Investment securities available-for-sale, derivatives, deferred compensation plans, and equity securities with readily determinable fair values (primarily money market mutual funds) are recorded at fair value on a recurring basis. Additionally, from time to time, the Corporation may be required to record other assets and liabilities at fair value on a nonrecurring basis, such as impaired loans, other real estate (primarily foreclosed property), nonmarketable equity securities and certain other assets and liabilities. These nonrecurring fair value adjustments typically involve write-downs of individual assets or application of lower of cost or fair value accounting.
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

The Corporation generally utilizes third-party pricing services to value Level 1 and Level 2 securities. Management reviews the methodologies and assumptions used by the third-party pricing services and evaluates the values provided, principally by comparison with other available market quotes for similar instruments and/or analysis based on internal models using available third-party market data. The Corporation may occasionally adjust certain values provided by the third-party pricing service when management believes, as the result of its review, that the adjusted price most appropriately reflects the fair value of the particular security.
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
Deferred compensation plan assets and liabilities as well as equity securities with a readily determinable fair value
The Corporation holds a portfolio of equity securities, as well as assets held related to employee deferred compensation plans. Securities and associated deferred compensation plan liabilities are recorded at fair value on a recurring basis and included in other short-term investments and accrued expenses and other liabilities, respectively, on the Consolidated Balance Sheets. Level 1 securities include assets related to employee deferred compensation plans, which are invested in mutual funds, U.S. Treasury securities that are traded by dealers or brokers in active over-the-counter markets and other securities traded on an active exchange, such as the New York Stock Exchange. Deferred compensation plan liabilities represent the fair value of the obligation to the employee, which corresponds to the fair value of the invested assets. Level 2 securities include municipal bonds and residential

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Comerica Incorporated and Subsidiaries

mortgage-backed securities issued by U.S. government-sponsored entities and corporate debt securities. The methods used to value equity securities and deferred compensation plan assets are the same as the methods used to value investment securities, discussed below.
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
Loans held-for-sale
Loans held-for-sale, included in other short-term investments on the Consolidated Balance Sheets, are recorded at the lower of cost or fair value. Loans held-for-sale may be carried at fair value on a nonrecurring basis when fair value is less than cost. The fair value is based on what secondary markets are currently offering for portfolios with similar characteristics. As such, the Corporation classifies both loans held-for-sale subjected to nonrecurring fair value adjustments and the estimated fair value of loans held-for sale as Level 2.
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
The Corporation discloses fair value estimates for loans. The estimated fair value is determined based on characteristics such as loan category, repricing features and remaining maturity, and includes prepayment and credit loss estimates. Fair values are estimated using a discounted cash flow model that employs discount rates that reflects current pricing for loans with similar maturity and risk characteristics, including credit characteristics, and the cost of equity for the portfolio at the balance sheet date. The rates take into account the expected yield curve, as well as an adjustment for prepayment risk, when applicable. The Corporation classifies the estimated fair value of loans held for investment as Level 3.
Customers’ liability on acceptances outstanding and acceptances outstanding
Customers' liability on acceptances outstanding is included in accrued income and other assets and acceptances outstanding are included in accrued expenses and other liabilities on the Consolidated Balance Sheets. Due to their short-term nature, the carrying amount of these instruments approximates the estimated fair value. As such, the Corporation classifies the estimated fair value of these instruments as Level 1.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Comerica Incorporated and Subsidiaries

based on estimates of current credit spreads to evaluate the likelihood of default. When credit valuation adjustments are significant to the overall fair value of a derivative, the Corporation classifies the over-the-counter derivative valuation in Level 3 of the fair value hierarchy; otherwise, over-the-counter derivative valuations are classified in Level 2.
Nonmarketable equity securities
The Corporation has a portfolio of indirect (through funds) private equity and venture capital investments with a carrying value of $6 million and unfunded commitments of less than $1 million, at December 31, 2018. The investments are accounted for either on the cost or equity method and are individually reviewed for impairment on a quarterly basis by comparing the carrying value to the estimated fair value. These investments may be carried at fair value on a nonrecurring basis when they are deemed to be impaired and written down to fair value. Where there is not a readily determinable fair value, the Corporation estimates fair value for indirect private equity and venture capital investments based on the net asset value, as reported by the fund.
The Corporation also holds restricted equity investments, primarily Federal Home Loan Bank (FHLB) and Federal Reserve Bank (FRB) stock. Restricted equity securities are not readily marketable and are recorded at cost (par value) in accrued income and other assets on the Consolidated Balance Sheets and evaluated for impairment based on the ultimate recoverability of the par value. No significant observable market data for these instruments is available. The Corporation considers the profitability and asset quality of the issuer, dividend payment history and recent redemption experience and believes its investments in FHLB and FRB stock are ultimately recoverable at par. Therefore, the carrying amount for these restricted equity investments approximates fair value. The Corporation classifies the estimated fair value of such investments as Level 1. The Corporation’s investment in FHLB stock totaled $163 million and $122 million at December 31, 2018 and 2017, respectively, and its investment in FRB stock totaled $85 million at both December 31, 2018 and 2017.
Other real estate
Other real estate is included in accrued income and other assets on the Consolidated Balance Sheets and includes primarily foreclosed property. Foreclosed property is initially recorded at fair value, less costs to sell, at the date of legal title transfer to the Corporation, establishing a new cost basis. Subsequently, foreclosed property is carried at the lower of cost or fair value, less costs to sell. Other real estate may be carried at fair value on a nonrecurring basis when fair value is less than cost. Fair value is based upon independent market prices, appraised value or management's estimate of the value of the property. The Special Assets Group obtains updated independent market prices and appraised values, as required by state regulation or deemed necessary based on market conditions, and determines if additional write-downs are necessary. On a quarterly basis, senior management reviews all other real estate and determines whether the carrying values are reasonable, based on the length of time elapsed since receipt of independent market price or appraised value and current market conditions. When management determines that the fair value of other real estate requires additional adjustments, either as a result of a non-current appraisal or when there is no observable market price, the Corporation classifies the other real estate as Level 3.
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
Credit-related financial instruments
Credit-related financial instruments include unused commitments to extend credit and letters of credit. These instruments generate ongoing fees which are recognized over the term of the commitment. In situations where credit losses are probable, the Corporation records an allowance. The carrying value of these instruments included in accrued expenses and other liabilities on the Consolidated Balance Sheets, which includes the carrying value of the deferred fees plus the related allowance, approximates the estimated fair value. The Corporation classifies the estimated fair value of credit-related financial instruments as Level 3.
For further information about fair value measurements refer to Note 2.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Comerica Incorporated and Subsidiaries

Other Short-Term Investments
Other short-term investments include deferred compensation plan assets, equity securities with a readily determinable fair value and loans held-for-sale.
Deferred compensation plan assets and equity securities are carried at fair value. Realized and unrealized gains or losses are included in other noninterest income on the Consolidated Statements of Income.
Loans held-for-sale, typically residential mortgages originated with the intent to sell and occasionally may include other loans transferred to held-for-sale, are carried at the lower of cost or fair value. Fair value is determined in the aggregate for each portfolio. Changes in fair value and gains or losses upon sale are included in other noninterest income on the Consolidated Statements of Income.
Investment Securities
Debt securities not held for trading purposes are classified as available-for-sale or held-to-maturity. Securities available-for-sale are recorded at fair value, with unrealized gains and losses, net of income taxes, reported as a separate component of other comprehensive income (OCI). Interest income is recognized using the interest method. Securities for which management has the intent and ability to hold to maturity are classified as held-to-maturity and recorded at amortized cost.
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
The Corporation adopted ASU No. 2017-12, “Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities” (ASU 2017-12), effective January 1, 2018. As part of the adoption, the Corporation made a transition election to reclassify the portfolio of held-to-maturity securities to available-for-sale in January 2018 as the securities are eligible to be hedged. This resulted in the recognition of additional unrealized losses of $11 million at the date of transfer. For further information on ASU 2017-12, refer to the “Derivatives Instruments and Hedging Activities” policy in this Note.
Debt securities are reviewed quarterly for possible other-than-temporary impairment (OTTI). In determining whether OTTI exists for debt securities in an unrealized loss position, the Corporation assesses the likelihood of selling the security prior to the recovery of its amortized cost basis. If the Corporation intends to sell the debt security or it is more likely than not that the Corporation will be required to sell the debt security prior to the recovery of its amortized cost basis, the debt security is written down to fair value, and the full amount of any impairment charge is recorded as a loss in net securities losses in the Consolidated Statements of Income. If the Corporation does not intend to sell the debt security and it is more likely than not that the Corporation will not be required to sell the debt security prior to recovery of its amortized cost basis, only the credit component of any impairment of a debt security is recognized as a loss in net securities losses on the Consolidated Statements of Income, with the remaining impairment recorded in OCI.
Gains or losses on the sale of securities are computed based on the adjusted cost of the specific security sold.
Effective January 1, 2018, the Corporation adopted the provisions of Accounting Standards Update (ASU) No. 2016-01, "Financial Instruments - Overall (Subtopic 825-10): Recognition of Financial Assets and Financial Liabilities," (ASU 2016-01). ASU 2016-01 requires equity investments, other than equity method investments, to be measured at fair value with changes in fair value recognized in net income. As a result, equity securities with readily determinable fair value were reclassified from investment securities available-for-sale to other short-term investments. At adoption, an immaterial amount of cumulative net unrealized losses on equity securities previously recognized in accumulated other comprehensive income (AOCI) was reclassified to the opening balance of retained earnings, included in cumulative effect of change in accounting principles in the accompanying Consolidated Statements of Changes in Shareholders' Equity.
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
Loan Origination Fees and Costs
Substantially all loan origination fees and costs are deferred and amortized to net interest income over the life of the related loan or over the commitment period as a yield adjustment. Net deferred income on originated loans, including unearned income and unamortized costs, fees, premiums and discounts, totaled $115 million and $113 million at December 31, 2018 and 2017, respectively.
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
The Corporation individually evaluates certain impaired loans on a quarterly basis and establishes specific allowances for such loans, if required. A loan is considered impaired when it is probable that interest or principal payments will not be made in accordance with the contractual terms of the loan agreement. Consistent with this definition, all loans for which the accrual of interest has been discontinued (nonaccrual loans) are considered impaired. The Corporation individually evaluates nonaccrual loans with book balances of $2 million or more and loans whose terms have been modified in a TDR with book balances of $1 million or more. The threshold for individual evaluation is revised on an infrequent basis, generally when economic circumstances change significantly. Specific allowances for impaired loans are estimated using one of several methods, including the estimated fair value of underlying collateral, observable market value of similar debt or discounted expected future cash flows. Collateral values supporting individually evaluated impaired loans are evaluated quarterly. At least annually, appraisals are obtained or appraisal assumptions are updated, unless conditions dictate increased frequency. The Corporation may reduce the collateral value based upon the age of the appraisal and adverse developments in market conditions.
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
Allowance for Credit Losses on Lending-Related Commitments
The allowance for credit losses on lending-related commitments provides for probable losses inherent in lending-related commitments, including unused commitments to extend credit and letters of credit. The allowance for credit losses on lending-related commitments includes allowances based on homogeneous pools of letters of credit and unused commitments to extend credit within each internal risk rating. A probability of draw estimate is applied to the commitment amount, and the result is multiplied by standard reserve factors consistent with business loans. In general, the probability of draw for letters of credit is considered certain for all letters of credit supporting loans and for letters of credit assigned an internal risk rating generally consistent with regulatory defined substandard or doubtful. Other letters of credit and all unfunded commitments have a lower probability of draw. The allowance for credit losses on lending-related commitments is included in accrued expenses and other liabilities on the Consolidated Balance Sheets, with the corresponding charge reflected in the provision for credit losses on the Consolidated Statements of Income.
Nonperforming Assets
Nonperforming assets consist of nonaccrual loans, reduced-rate loans and foreclosed property.
A loan is considered past due when the contractually required principal or interest payment is not received by the specified due date or, for certain loans, when a scheduled monthly payment is past due and unpaid for 30 days or more. Business loans are generally placed on nonaccrual status when management determines full collection of principal or interest is unlikely or when principal or interest payments are 90 days past due, unless the loan is fully collateralized and in the process of collection. The past-due status of a business loan is one of many indicative factors considered in determining the collectability of the credit. The primary driver of when the principal amount of a business loan should be fully or partially charged-off is based on a qualitative assessment of the recoverability of the principal amount from collateral and other cash flow sources. Residential mortgage and home equity loans are generally placed on nonaccrual status once they become 90 days past due and are charged off to current appraised values less costs to sell no later than 180 days past due. In addition, junior lien home equity loans less than 90 days past due are placed on nonaccrual status if they have underlying risk characteristics that place full collection of the loan in doubt, such as when the related senior lien position is identified as seriously delinquent. Residential mortgage and consumer loans in bankruptcy for which the court has discharged the borrower's obligation and the borrower has not reaffirmed the debt are placed on nonaccrual status and written down to estimated collateral value, without regard to the actual payment status of the loan, and are classified as TDRs. All other consumer loans are generally placed on nonaccrual status at 90 days past due and are charged off at no later than 120 days past due, or earlier if deemed uncollectible.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Comerica Incorporated and Subsidiaries

received and the Corporation expects repayment of the remaining contractual principal and interest, or when the loan or debt security is both well secured and in the process of collection.
Foreclosed property (primarily real estate) is initially recorded at fair value, less costs to sell, at the date of legal title transfer to the Corporation and subsequently carried at the lower of cost or fair value, less estimated costs to sell. Loans are reclassified to foreclosed property upon obtaining legal title to the collateral. Independent appraisals are obtained to substantiate the fair value of foreclosed property at the time of foreclosure and updated at least annually or upon evidence of deterioration in the property’s value. At the time of foreclosure, the adjustment for the difference between the related loan balance and fair value (less estimated costs to sell) of the property acquired is charged or credited to the allowance for loan losses. Subsequent write-downs, operating expenses and losses upon sale, if any, are charged to noninterest expenses. Foreclosed property is included in accrued income and other assets on the Consolidated Balance Sheets.
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
Software
Capitalized software is stated at cost, less accumulated amortization. Capitalized software includes purchased software, capitalizable application development costs associated with internally-developed software and cloud computing arrangements, including an in-substance software license. Amortization, computed on the straight-line method, is charged to operations over the estimated useful life of the software, generally 5 years. Capitalized software is included in accrued income and other assets on the Consolidated Balance Sheets.
Goodwill and Core Deposit Intangibles
Goodwill, included in accrued income and other assets on the Consolidated Balance Sheets, is initially recorded as the excess of the purchase price over the fair value of net assets acquired in a business combination and is subsequently evaluated at least annually for impairment. Goodwill impairment testing is performed at the reporting unit level, equivalent to a business segment or one level below. The Corporation has three reporting units: the Business Bank, the Retail Bank and Wealth Management.
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
Nonmarketable Equity Securities
The Corporation has certain investments that are not readily marketable. These investments include a portfolio of investments in indirect private equity and venture capital funds and restricted equity investments, which are securities the Corporation is required to hold for various reasons, primarily Federal Home Loan Bank of Dallas (FHLB) and Federal Reserve Bank (FRB) stock. These investments are accounted for on the cost or equity method and are included in accrued income and other

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Comerica Incorporated and Subsidiaries

assets on the Consolidated Balance Sheets. The investments are individually reviewed for impairment on a quarterly basis. Indirect private equity and venture capital funds are evaluated by comparing the carrying value to the estimated fair value. The amount by which the carrying value exceeds the fair value that is determined to be other-than-temporary impairment is charged to current earnings and the carrying value of the investment is written down accordingly. FHLB and FRB stock are recorded at cost (par value) and evaluated for impairment based on the ultimate recoverability of the par value. If the Corporation does not expect to recover the full par value, the amount by which the par value exceeds the ultimately recoverable value would be charged to current earnings and the carrying value of the investment would be written down accordingly.
Derivative Instruments and Hedging Activities
Derivative instruments are carried at fair value in either accrued income and other assets or accrued expenses and other liabilities on the Consolidated Balance Sheets. The accounting for changes in the fair value (i.e., gains or losses) of a derivative instrument is determined by whether it has been designated and qualifies as part of a hedging relationship and, further, by the type of hedging relationship. The Corporation presents derivative instruments at fair value in the Consolidated Balance Sheets on a net basis when a right of offset exists, based on transactions with a single counterparty and any cash collateral paid to and/or received from that counterparty for derivative contracts that are subject to legally enforceable master netting arrangements.
The Corporation adopted ASU No. 2017-12 effective January 1, 2018. ASU 2017-12 better aligns the accounting and reporting of hedging relationships with the economics of risk management activities and provides administrative reliefs to simplify the application of hedge accounting, including expanding the application of the shortcut method, eliminating the separate measurement and reporting of hedge ineffectiveness and generally requiring the entire effect of the hedging instrument and the hedged item to be presented in the same income statement line item.
For derivative instruments designated and qualifying as fair value hedges (i.e., hedging the exposure to changes in the fair value of an asset or a liability or an identified portion thereof that is attributable to a particular risk), the gain or loss on the derivative instrument, as well as the offsetting loss or gain on the hedged item attributable to the hedged risk, are recognized in the same consolidated statement of income line that is used to present the earnings effect of the hedged item during the period of the change in fair values. For derivative instruments that are designated and qualify as cash flow hedges (i.e., hedging the exposure to variability in expected future cash flows that is attributable to a particular risk), the gain or loss on the derivative instrument is reported as a component of other comprehensive income and reclassified into earnings in the same consolidated statement of income line item as the earnings effect of the hedged item in the same period or periods during which the hedged transaction affects earnings. For derivative instruments not designated as hedging instruments, the gain or loss is recognized in current earnings during the period of change.
The Corporation’s derivative instruments used for risk management predominately comprise swaps converting fixed-rate long-term debt to variable rates. An ineffectiveness net gain of $1 million and net loss of $2 million were included in other noninterest income in the consolidated statements of income for the years ended December 31, 2017 and 2016, respectively. Under ASU 2017-12, beginning January 1, 2018, gains or losses relating to hedge ineffectiveness are no longer separately measured or reported.
To qualify for the use of hedge accounting, a derivative must be effective at inception and expected to be continuously effective in offsetting the risk being hedged. For derivatives designated as hedging instruments at inception, the Corporation uses either the short-cut method or applies statistical regression analysis to assess effectiveness. The short-cut method is used for $1 billion notional of fair value hedges of medium- and long-term debt. This method allows for the assumption of perfect effectiveness and eliminates the requirement to further assess hedge effectiveness on these transactions. For hedge relationships to which the Corporation does not apply the short-cut method, statistical regression analysis is used at inception to assess whether the derivative used is expected to be highly effective in offsetting changes in the fair value or cash flows of the hedged item. A statistical regression or qualitative analysis is performed at each reporting period thereafter to evaluate hedge effectiveness.
Upon adopting ASU 2017-12, the Corporation elected to change the measurement methodology of all long-haul fair value hedges existing at December 31, 2017. The prior period effect of this election was a $1 million reduction to opening retained earnings, included in cumulative effect of change in accounting principles in the Consolidated Statements of Shareholders' Equity.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Comerica Incorporated and Subsidiaries

Financial Guarantees
Certain guarantee contracts or indemnification agreements that contingently require the Corporation, as guarantor, to make payments to the guaranteed party are initially measured at fair value and included in accrued expenses and other liabilities on the Consolidated Balance Sheets. The subsequent accounting for the liability depends on the nature of the underlying guarantee. The release from risk is accounted for under a particular guarantee when the guarantee expires or is settled, or by a systematic and rational amortization method.
Further information on the Corporation’s obligations under guarantees is included in Note 8.
Share-Based Compensation
The Corporation recognizes share-based compensation expense using the straight-line method over the requisite service period for all stock awards, including those with graded vesting. The requisite service period is the period an employee is required to provide service in order to vest in the award, which cannot extend beyond the date at which the employee is no longer required to perform any service to receive the share-based compensation (i.e. the retirement-eligible date). Forfeiture of stock awards and dividend equivalents are accounted for as they occur.
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
Under Topic 606, card fee revenue from certain products is generally presented net of network costs, including interchange costs, surcharge fees and assessment fees, as opposed to the previous presentation of associated network costs in outside processing fee expense in the Consolidated Statements of Income. Similar adjustments were made for other revenue streams that resulted in certain costs being recognized in the same category as the associated revenues in noninterest income.
The adoption of Topic 606 resulted in decreases of $140 million in card fees and $5 million in service charges on deposits accounts, included in noninterest income, and a corresponding $145 million decrease in outside processing fee expense included in noninterest expenses, in the Consolidated Statements of Income for 2018.
The Corporation previously deferred recognition of certain treasury management fees included in service charges on deposit accounts in the Consolidated Statements of Income until the amount of compensation was considered fixed and determinable. Under the new guidance, the portion of these fees that are based on agreed-upon rates less estimated credits expected to be earned by the customer is recognized as services are rendered. As a result, the Corporation recorded a transition adjustment of $14 million, after tax, to retained earnings, included in cumulative effect of change in accounting principles in the accompanying Consolidated Statements of Changes in Shareholders' Equity. Similar adjustments were made for other revenue streams that resulted in an additional cumulative transition after-tax adjustment to retained earnings of $2 million.
Revenue from contracts with customers comprises the noninterest income earned by the Corporation in exchange for services provided to customers and are recognized when services are complete or as they are rendered, although contracts are generally short-term by nature. Services provided over a period of time are typically transferred to customers evenly over the term of the contracts and revenue is recognized evenly over the period services are provided. Contract receivables are included in accrued income and other assets on the Consolidated Balance Sheets. Payment terms vary by services offered, and the time between completion of performance obligations and payment is typically not significant.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Comerica Incorporated and Subsidiaries

Service Charges on Deposit Accounts
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
Fiduciary Income
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
Brokerage Fees
Brokerage fees are commissions earned for facilitating securities transactions for customers, as well as other brokerage services provided. Revenue is recognized when services are complete and is based on the type of services provided and agreed-upon rates. The Corporation pays commissions based on brokerage fee revenue. These are typically recognized when incurred because the amortization period is one year or less and are included in salaries and benefits expense in the Consolidated Statements of Income.
Other Revenues
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
Defined Benefit Pension and Other Postretirement Costs
Defined benefit pension costs are funded consistent with the requirements of federal laws and regulations. Inherent in the determination of defined benefit pension costs are assumptions concerning future events that will affect the amount and timing of required benefit payments under the plans. These assumptions include demographic assumptions such as retirement age and mortality, a compensation rate increase, a discount rate used to determine the current benefit obligation, form of payment election and a long-term expected rate of return on plan assets. Net periodic defined benefit pension expense includes service cost, interest cost based on the assumed discount rate, an expected return on plan assets based on an actuarially derived market-related value of assets, amortization of prior service cost or credit and amortization of net actuarial gains or losses. The market-related value of plan assets is determined by amortizing the current year’s investment gains and losses (the actual investment return net of the expected investment return) over 5 years. The amortization adjustment cannot exceed 10 percent of the fair value of assets. Prior service costs or credits include the impact of plan amendments on the liabilities and are amortized over the future service periods of active employees expected to receive benefits under the plan. Actuarial gains and losses result from experience different from that assumed and from changes in assumptions (excluding asset gains and losses not yet reflected in market-related value). Amortization of actuarial gains and losses is included as a component of net periodic defined benefit pension cost for a year if the actuarial net gain or loss exceeds 10 percent of the greater of the projected benefit obligation or the market-related value of plan assets. If amortization is required, the excess is amortized over the average remaining service period of participating employees expected to receive benefits under the plan. Service costs are included in salaries and benefits expense, while the other components of net periodic defined benefit pension expense are included in other noninterest expenses on the Consolidated Statements of Income.
Postretirement benefits are recognized in other noninterest expenses on the Consolidated Statements of Income during the average remaining service period of participating employees expected to receive benefits under the plan or the average remaining future lifetime of retired participants currently receiving benefits under the plan.
The Corporation retrospectively adopted the provisions of ASU No. 2017-07, “Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost” (ASU 2017-07) on January 1, 2018, which requires employers to report service cost as part of compensation expense and the other components of net benefit cost separately from service cost. As a result, $49 million and $28 million of benefit from the other components of

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Comerica Incorporated and Subsidiaries

net benefit cost was reclassified from salaries and benefits expense to other noninterest expenses in the Consolidated Statements of Income for 2017 and 2016, respectively. The Corporation based the adjustment to the prior periods on amounts disclosed in Note 17.
See Note 17 for further information regarding the Corporation’s defined benefit pension and other postretirement plans.
Income Taxes
The provision for income taxes is the sum of income taxes due for the current year and deferred taxes. The Corporation classifies interest and penalties on income tax liabilities and, beginning January 1, 2017, excess tax benefits and deficiencies resulting from employee stock awards in the provision for income taxes on the Consolidated Statements of Income.
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
The Tax Cuts and Jobs Act (the "Act"), enacted on December 22, 2017, reduced the U.S. federal corporate tax rate from 35 percent to 21 percent. Also, on December 22, 2017, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 118 (SAB 118), which provides guidance on accounting for tax effects of the Act. SAB 118 provided a measurement period of up to one year from the enactment date to complete the accounting. The amount recorded related to the remeasurement of the Corporation's deferred tax balance was a reduction of $99 million, including a provisional adjustment of $107 million recognized in 2017 and an $8 million revision to the impact recorded in 2018.
Earnings Per Share
Basic net income per common share is calculated using the two-class method. The two-class method is an earnings allocation formula that determines earnings per share for each share of common stock and participating securities according to dividends declared (distributed earnings) and participation rights in undistributed earnings. Distributed and undistributed earnings are allocated between common and participating security shareholders based on their respective rights to receive dividends. Nonvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents are considered participating securities (e.g., nonvested restricted stock and certain service-based restricted stock units). Undistributed net losses are not allocated to nonvested restricted shareholders, as these shareholders do not have a contractual obligation to fund the losses incurred by the Corporation. Net income attributable to common shares is then divided by the weighted-average number of common shares outstanding during the period.
Diluted net income per common share is calculated using the more dilutive of either the treasury method or the two-class method. The dilutive calculation considers common stock issuable under the assumed exercise of stock options and warrants, as well as service- and performance-based restricted stock units granted under the Corporation’s stock plans using the treasury stock method, if dilutive. Net income attributable to common shares is then divided by the total of weighted-average number of common shares and common stock equivalents outstanding during the period.
Statements of Cash Flows
Cash and cash equivalents are defined as those amounts included in cash and due from banks and interest-bearing deposits with banks on the Consolidated Balance Sheets.
The Corporation adopted ASU No. 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments,” (ASU 2016-15) on January 1, 2018 and, as a result, reclassified $18 million and $16 million of proceeds from settlement of bank-owned life insurance policies from operating activities to investing activities for 2017 and 2016, respectively.
Comprehensive Income (Loss)
The Corporation presents on an annual basis the components of net income and other comprehensive income in two separate, but consecutive statements and presents on an interim basis the components of net income and a total for comprehensive income in one continuous consolidated statement of comprehensive income.
Pending Accounting Pronouncements
In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842),” (ASU 2016-02), to increase the transparency and comparability of lease recognition and disclosure. ASU 2016-02 requires lessees to recognize lease contracts on the balance sheet, while recognizing expenses on the income statement in a manner similar to current guidance. The Corporation will adopt Topic 842 in the first quarter 2019 for all open leases with a term greater than one year as of the adoption date using the modified

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Comerica Incorporated and Subsidiaries

retrospective approach and will elect the hindsight practical expedient in determining its lease terms. This is expected to result in increases of $330 million and $345 million to total assets and total liabilities, respectively, and a reduction to retained earnings of approximately $15 million. The increase to total assets was primarily due to the recognition of a right-of-use asset recorded in accrued income and other assets, while the increase in total liabilities was primarily due to recognition of the lease payment liability recorded in accrued expenses and other liabilities. A similar increase in assets at December 31, 2018 would have caused a 5-basis-point decrease in the common equity tier 1 capital (CET1) ratio.
In June 2016, the FASB issued ASU No. 2016-13, "Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments," (ASU 2016-13), which addresses concerns regarding the perceived delay in recognition of credit losses under the existing incurred loss model. The amendment introduces a new, single model for recognizing credit losses on all financial instruments presented on a cost basis. Under the new model, entities must estimate current expected credit losses by considering all available relevant information, including historical and current conditions, as well as reasonable and supportable forecasts of future events. The update also requires additional qualitative and quantitative disclosure to allow users to better understand the credit risk within the portfolio and the methodologies for determining the allowance for credit losses.
ASU 2016-13 is effective for the Corporation on January 1, 2020 and must be applied using the modified retrospective approach with limited exceptions. In preparation, the Corporation has developed new credit estimation models, processes and controls. Internal validation of the models is underway and expected to be completed early in 2019. The Corporation has performed test runs of the new processes and controls and expects to begin full parallel runs by mid-2019. The impact of the standard will depend on the composition of the Corporation’s portfolio as well as economic conditions and forecasts at the time of adoption. The Corporation expects to adopt the standard in the first quarter of 2020.
In August 2018, the FASB issued ASU No. 2018-15, "Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract," (ASU 2018-15), to align the requirements for capitalizing implementation costs in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs relating to internal-use software. The update requires entities in a hosting arrangement that is a service contract to follow the guidance in Subtopic 350-40 to determine which implementation costs to capitalize as an asset and which costs to expense. ASU 2018-15 is effective for the Corporation on January 1, 2020 and may be applied using either the retrospective or prospective approach. Early adoption is permitted. The Corporation is currently evaluating the impact of adoption.
In October 2018, the FASB issued ASU No. 2018-16, “Derivatives and Hedging (Topic 815):  Inclusion of the Secured Overnight Financing Rate (SOFR) Overnight Index Swap (OIS) Rate as a Benchmark Interest Rate for Hedge Accounting Purposes,” (ASU 2018-16), to permit the use of SOFR as an eligible benchmark interest rate for hedge accounting. SOFR has been identified by the Federal Reserve Board and the Alternative Reference Rates Committee as the preferred alternative reference rate to the London Interbank Offered Rate (LIBOR).  The Corporation will adopt ASU 2018-16 prospectively in the first quarter of 2019. As of December 31, 2018, there were no active SOFR-based contracts.

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
Assets and Liabilities Recorded at Fair Value on a Recurring Basis
The following tables present the recorded amount of assets and liabilities measured at fair value on a recurring basis as of December 31, 2018 and 2017.

(in millions)	Total	Level 1	Level 2	Level 3
December 31, 2018
Deferred compensation plan assets	$88	$88	$—	$—
Equity securities	43	43	—	—
Investment securities available-for-sale:
U.S. Treasury and other U.S. government agency securities	2,727	2,727	—	—
Residential mortgage-backed securities (a)	9,318	—	9,318	—
Total investment securities available-for-sale	12,045	2,727	9,318	—
Derivative assets:
Interest rate contracts	67	—	58	9
Energy derivative contracts	189	—	189	—
Foreign exchange contracts	19	—	19	—
Total derivative assets	275	—	266	9
Total assets at fair value	$12,451	$2,858	$9,584	$9
Derivative liabilities:
Interest rate contracts	$70	$—	$70	$—
Energy derivative contracts	186	—	186	—
Foreign exchange contracts	13	—	13	—
Total derivative liabilities	269	—	269	—
Deferred compensation plan liabilities	88	88	—	—
Total liabilities at fair value	$357	$88	$269	$—

(a)	Issued and/or guaranteed by U.S. government agencies or U.S. government-sponsored enterprises.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Comerica Incorporated and Subsidiaries

(in millions)	Total	Level 1	Level 2	Level 3
December 31, 2017
Trading securities:
Deferred compensation plan assets	$92	$92	$—	$—
Investment securities available-for-sale:
U.S. Treasury and other U.S. government agency securities	2,727	2,727	—	—
Residential mortgage-backed securities (a)	8,124	—	8,124	—
State and municipal securities	5	—	—	5	(b)
Equity and other non-debt securities	82	38	—	44	(b)
Total investment securities available-for-sale	10,938	2,765	8,124	49
Derivative assets:
Interest rate contracts	57	—	43	14
Energy derivative contracts	93	—	93	—
Foreign exchange contracts	42	—	42	—
Total derivative assets	192	—	178	14
Total assets at fair value	$11,222	$2,857	$8,302	$63
Derivative liabilities:
Interest rate contracts	$59	$—	$59	$—
Energy derivative contracts	91	—	91	—
Foreign exchange contracts	40	—	40	—
Total derivative liabilities	190	—	190	—
Deferred compensation plan liabilities	92	92	—	—
Total liabilities at fair value	$282	$92	$190	$—

(a)	Issued and/or guaranteed by U.S. government agencies or U.S. government-sponsored enterprises.

(b)	Auction-rate securities.
There were no transfers of assets or liabilities recorded at fair value on a recurring basis into or out of Level 1, Level 2 and Level 3 fair value measurements during the years ended December 31, 2018 and 2017.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Comerica Incorporated and Subsidiaries

The following table summarizes the changes in Level 3 assets measured at fair value on a recurring basis for the years ended December 31, 2018 and 2017.

			Net Realized/Unrealized Gains (Losses) (Pretax)

	Balance at Beginning of Period		Recorded in Earnings (b)		Recorded in Other Comprehensive Income (c)		Balance at End of Period
		Change in Classification (a)				Sales & Redemptions
(in millions)			Realized	Unrealized
Year Ended December 31, 2018
Equity securities	$—	$44	$—	$—	$—	$(44)	$—
Investment securities available-for-sale:
State and municipal securities (d)	5	—	—	—	—	(5)	—
Equity and other non-debt securities (d)	44	(44)	—	—	—	—	—
Total investment securities available-for-sale	49	(44)	—	—	—	(5)	—
Derivative assets:
Interest rate contracts	14	—	—	(5)	—	—	9
Year Ended December 31, 2017
Investment securities available-for-sale:
State and municipal securities (d)	$7	$—	$—	$—	$—	$(2)	$5
Equity and other non-debt securities (d)	47	—	—	—	(2)	(1)	44
Total investment securities available-for-sale	54	—	—	—	(2)	(3)	49
Derivative assets:
Interest rate contracts	11	—	—	3	—	—	14

(a)	Reflects the reclassification of equity securities resulting from the adoption of ASU 2016-01.

(b)	Realized and unrealized gains and losses due to changes in fair value recorded in other noninterest income on the Consolidated Statements of Income.

(c)	Recorded in net unrealized holding losses arising during the period in the Consolidated Statements of Comprehensive Income.

(d)	Auction-rate securities.
Assets and Liabilities Recorded at Fair Value on a Nonrecurring Basis
The Corporation may be required to record certain assets and liabilities at fair value on a nonrecurring basis. These include assets that are recorded at the lower of cost or fair value, and were recognized at fair value since it was less than cost at the end of the period.
The following table presents assets recorded at fair value on a nonrecurring basis at December 31, 2018 and 2017. No liabilities were recorded at fair value on a nonrecurring basis at December 31, 2018 and 2017.

(in millions)	Level 3
December 31, 2018
Loans:
Commercial	$33
Commercial mortgage	2
Total assets at fair value	$35
December 31, 2017
Loans:
Commercial	$111
Commercial mortgage	5
Total assets at fair value	$116
Level 3 assets recorded at fair value on a nonrecurring basis at December 31, 2018 and 2017 included loans for which a specific allowance was established based on the fair value of collateral. The unobservable inputs were the additional adjustments applied by management to the appraised values to reflect such factors as non-current appraisals and revisions to estimated time to sell. These adjustments are determined based on qualitative judgments made by management on a case-by-case basis and are not quantifiable inputs, although they are used in the determination of fair value.

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
The carrying amount and estimated fair value of financial instruments not recorded at fair value in their entirety on a recurring basis on the Corporation’s Consolidated Balance Sheets are as follows:

	Carrying Amount	Estimated Fair Value
(in millions)		Total	Level 1	Level 2	Level 3
December 31, 2018
Assets
Cash and due from banks	$1,390	$1,390	$1,390	$—	$—
Interest-bearing deposits with banks	3,171	3,171	3,171	—	—
Loans held-for-sale	3	3	—	3	—
Total loans, net of allowance for loan losses (a)	49,492	48,889	—	—	48,889
Customers’ liability on acceptances outstanding	4	4	4	—	—
Restricted equity investments	248	248	248	—	—
Nonmarketable equity securities (b)	6	11
Liabilities
Demand deposits (noninterest-bearing)	28,690	28,690	—	28,690	—
Interest-bearing deposits	24,740	24,740	—	24,740	—
Customer certificates of deposit	2,131	2,100	—	2,100	—
Total deposits	55,561	55,530	—	55,530	—
Short-term borrowings	44	44	44	—	—
Acceptances outstanding	4	4	4	—	—
Medium- and long-term debt	6,463	6,436	—	6,436	—
Credit-related financial instruments	(57)	(57)	—	—	(57)
December 31, 2017
Assets
Cash and due from banks	$1,438	$1,438	$1,438	$—	$—
Interest-bearing deposits with banks	4,407	4,407	4,407	—	—
Investment securities held-to-maturity	1,266	1,246	—	1,246	—
Loans held-for-sale	4	4	—	4	—
Total loans, net of allowance for loan losses (a)	48,461	48,153	—	—	48,153
Customers’ liability on acceptances outstanding	2	2	2	—	—
Restricted equity investments	207	207	207	—	—
Nonmarketable equity securities (b)	6	9
Liabilities
Demand deposits (noninterest-bearing)	32,071	32,071	—	32,071	—
Interest-bearing deposits	23,667	23,667	—	23,667	—
Customer certificates of deposit	2,165	2,142	—	2,142	—
Total deposits	57,903	57,880	—	57,880	—
Short-term borrowings	10	10	10	—	—
Acceptances outstanding	2	2	2	—	—
Medium- and long-term debt	4,622	4,636	—	4,636	—
Credit-related financial instruments	(67)	(67)	—	—	(67)

(a)	Included $35 million and $116 million of impaired loans recorded at fair value on a nonrecurring basis at December 31, 2018 and 2017, respectively.

(b)
Certain investments that are measured at fair value using the net asset value have not been classified in the fair value hierarchy. The fair value amounts presented in the table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the Consolidated Balance Sheets.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Comerica Incorporated and Subsidiaries

NOTE 3 - INVESTMENT SECURITIES
A summary of the Corporation’s investment securities follows:

(in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2018
Investment securities available-for-sale:
U.S. Treasury and other U.S. government agency securities	$2,732	$14	$19	$2,727
Residential mortgage-backed securities (a)	9,493	22	197	9,318
Total investment securities available-for-sale	$12,225	$36	$216	$12,045

December 31, 2017
Investment securities available-for-sale:
U.S. Treasury and other U.S. government agency securities	$2,743	$—	$16	$2,727
Residential mortgage-backed securities (a)	8,230	22	128	8,124
State and municipal securities	5	—	—	5
Equity and other non-debt securities	83	1	2	82
Total investment securities available-for-sale (b)	$11,061	$23	$146	$10,938

Investment securities held-to-maturity (c):
Residential mortgage-backed securities (a)	$1,266	$—	$20	$1,246

(a)	Issued and/or guaranteed by U.S. government agencies or U.S. government-sponsored enterprises.

(b)	Included auction-rate securities at amortized cost and fair value of $51 million and $49 million, respectively, as of December 31, 2017.

(c)
The amortized cost of investment securities held-to-maturity included the net unrealized losses of $9 million at December 31, 2017 related to securities transferred from available-for-sale in 2014, which are included in accumulated other comprehensive loss.

In connection with the adoption of ASU 2016-01 on January 1, 2018, cumulative unrealized gains and losses on available-for-sale equity and other non-debt securities were reclassified to retained earnings and the carrying value was reclassified to other short-term investments. Additionally, the Corporation transferred residential mortgage-backed securities with a book value of approximately $1.3 billion from held-to-maturity to available-for-sale upon the adoption of ASU 2017-12. For additional information about the adoption of ASU 2016-01 and ASU 2017-12, refer to Note 1.
A summary of the Corporation’s investment securities in an unrealized loss position as of December 31, 2018 and 2017 follows:

	Temporarily Impaired
	Less than 12 Months		12 Months or more			Total
(in millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses		Fair Value	Unrealized Losses
December 31, 2018
U.S. Treasury and other U.S. government agency securities	$—	$—	$1,457	$19		$1,457	$19
Residential mortgage-backed securities (a)	1,008	9	6,412	188		7,420	197
Total temporarily impaired securities	$1,008	$9	$7,869	$207		$8,877	$216
December 31, 2017
U.S. Treasury and other U.S. government agency securities	$2,727	$16	$—	$—		$2,727	$16
Residential mortgage-backed securities (a)	3,845	32	4,003	125		7,848	157
State and municipal securities (b)	—	—	5	—	(c)	5	—	(c)
Equity and other non-debt securities (b)	—	—	44	2		44	2
Total temporarily impaired securities	$6,572	$48	$4,052	$127		$10,624	$175

(a)	Issued and/or guaranteed by U.S. government agencies or U.S. government-sponsored enterprises.

(b)	Primarily auction-rate securities.

(c)	Unrealized losses less than $0.5 million.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Comerica Incorporated and Subsidiaries

At December 31, 2018, the Corporation had 375 securities in an unrealized loss position with no credit impairment, including 16 U.S. Treasury securities and 359 residential mortgage-backed securities. The unrealized losses for these securities resulted from changes in market interest rates and liquidity, not changes in credit quality. The Corporation ultimately expects full collection of the carrying amount of these securities, does not intend to sell the securities in an unrealized loss position, and it is not more-likely-than-not that the Corporation will be required to sell the securities in an unrealized loss position prior to recovery of amortized cost. The Corporation does not consider these securities to be other-than-temporarily impaired at December 31, 2018.
Sales, primarily from repositioning $1.3 billion of lower-yielding treasury securities, calls and write-downs of investment securities available-for-sale resulted in the following gains and losses recorded in net securities losses on the Consolidated Statements of Income, computed based on the adjusted cost of the specific security. There were no securities gains or losses for the years ended December 31, 2017 and 2016.

(in millions)
Year Ended December 31	2018
Securities gains	$2
Securities losses	(21)
Net securities losses	$(19)
The following table summarizes the amortized cost and fair values of debt securities by contractual maturity. Securities with multiple maturity dates are classified in the period of final maturity. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(in millions)
December 31, 2018	Amortized Cost	Fair Value
Contractual maturity
Within one year	$100	$100
After one year through five years	2,647	2,642
After five years through ten years	1,522	1,502
After ten years	7,956	7,801
Total investment securities	$12,225	$12,045
Included in the contractual maturity distribution in the table above were residential mortgage-backed securities with a total amortized cost of $9.5 billion and a fair value of $9.3 billion. The actual cash flows of mortgage-backed securities may differ from contractual maturity as the borrowers of the underlying loans may exercise prepayment options.
At December 31, 2018, investment securities with a carrying value of $396 million were pledged where permitted or required by law to secure $274 million of liabilities, primarily public and other deposits of state and local government agencies and derivative instruments.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Comerica Incorporated and Subsidiaries

NOTE 4 – CREDIT QUALITY AND ALLOWANCE FOR CREDIT LOSSES
The following table presents an aging analysis of the recorded balance of loans.

	Loans Past Due and Still Accruing
(in millions)	30-59 Days	60-89 Days	90 Days or More	Total	Nonaccrual Loans	Current Loans	Total Loans
December 31, 2018
Business loans:
Commercial	$34	$26	$8	$68	$141	$31,767	$31,976
Real estate construction:
Commercial Real Estate business line (a)	6	—	—	6	—	2,681	2,687
Other business lines (b)	6	—	—	6	—	384	390
Total real estate construction	12	—	—	12	—	3,065	3,077
Commercial mortgage:
Commercial Real Estate business line (a)	4	—	—	4	2	1,737	1,743
Other business lines (b)	32	5	8	45	18	7,300	7,363
Total commercial mortgage	36	5	8	49	20	9,037	9,106
Lease financing	—	—	—	—	2	505	507
International	—	—	—	—	3	1,010	1,013
Total business loans	82	31	16	129	166	45,384	45,679
Retail loans:
Residential mortgage	11	3	—	14	36	1,920	1,970
Consumer:
Home equity	4	1	—	5	19	1,741	1,765
Other consumer	1	—	—	1	—	748	749
Total consumer	5	1	—	6	19	2,489	2,514
Total retail loans	16	4	—	20	55	4,409	4,484
Total loans	$98	$35	$16	$149	$221	$49,793	$50,163
December 31, 2017
Business loans:
Commercial	$79	$134	$12	$225	$309	$30,526	$31,060
Real estate construction:
Commercial Real Estate business line (a)	3	—	—	3	—	2,627	2,630
Other business lines (b)	4	—	—	4	—	327	331
Total real estate construction	7	—	—	7	—	2,954	2,961
Commercial mortgage:
Commercial Real Estate business line (a)	14	—	—	14	9	1,808	1,831
Other business lines (b)	27	6	22	55	22	7,251	7,328
Total commercial mortgage	41	6	22	69	31	9,059	9,159
Lease financing	—	—	—	—	4	464	468
International	13	—	—	13	6	964	983
Total business loans	140	140	34	314	350	43,967	44,631
Retail loans:
Residential mortgage	10	2	—	12	31	1,945	1,988
Consumer:
Home equity	5	1	—	6	21	1,789	1,816
Other consumer	4	—	1	5	—	733	738
Total consumer	9	1	1	11	21	2,522	2,554
Total retail loans	19	3	1	23	52	4,467	4,542
Total loans	$159	$143	$35	$337	$402	$48,434	$49,173

(a)	Primarily loans to real estate developers.

(b)	Primarily loans secured by owner-occupied real estate.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Comerica Incorporated and Subsidiaries

The following table presents loans by credit quality indicator, based on internal risk ratings assigned to each business loan at the time of approval and subjected to subsequent reviews, generally at least annually, and to pools of retail loans with similar risk characteristics.

	Internally Assigned Rating
(in millions)	Pass (a)	Special Mention (b)	Substandard (c)	Nonaccrual (d)	Total
December 31, 2018
Business loans:
Commercial	$30,817	$464	$554	$141	$31,976
Real estate construction:
Commercial Real Estate business line (e)	2,664	23	—	—	2,687
Other business lines (f)	382	8	—	—	390
Total real estate construction	3,046	31	—	—	3,077
Commercial mortgage:
Commercial Real Estate business line (e)	1,682	14	45	2	1,743
Other business lines (f)	7,157	118	70	18	7,363
Total commercial mortgage	8,839	132	115	20	9,106
Lease financing	500	3	2	2	507
International	996	4	10	3	1,013
Total business loans	44,198	634	681	166	45,679
Retail loans:
Residential mortgage	1,931	3	—	36	1,970
Consumer:
Home equity	1,738	—	8	19	1,765
Other consumer	748	1	—	—	749
Total consumer	2,486	1	8	19	2,514
Total retail loans	4,417	4	8	55	4,484
Total loans	$48,615	$638	$689	$221	$50,163
December 31, 2017
Business loans:
Commercial	$29,263	$591	$897	$309	$31,060
Real estate construction:
Commercial Real Estate business line (e)	2,630	—	—	—	2,630
Other business lines (f)	327	4	—	—	331
Total real estate construction	2,957	4	—	—	2,961
Commercial mortgage:
Commercial Real Estate business line (e)	1,759	20	43	9	1,831
Other business lines (f)	7,099	115	92	22	7,328
Total commercial mortgage	8,858	135	135	31	9,159
Lease financing	440	23	1	4	468
International	946	11	20	6	983
Total business loans	42,464	764	1,053	350	44,631
Retail loans:
Residential mortgage	1,955	2	—	31	1,988
Consumer:
Home equity	1,786	1	8	21	1,816
Other consumer	737	1	—	—	738
Total consumer	2,523	2	8	21	2,554
Total retail loans	4,478	4	8	52	4,542
Total loans	$46,942	$768	$1,061	$402	$49,173

(a)	Includes all loans not included in the categories of special mention, substandard or nonaccrual.

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

(e)	Primarily loans to real estate developers.

(f)	Primarily loans secured by owner-occupied real estate.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Comerica Incorporated and Subsidiaries

The following table summarizes nonperforming assets.

(in millions)	December 31, 2018	December 31, 2017
Nonaccrual loans	$221	$402
Reduced-rate loans (a)	8	8
Total nonperforming loans	229	410
Foreclosed property (b)	1	5
Total nonperforming assets	$230	$415

(a)	There were no reduced-rate business loans at both December 31, 2018 and 2017. Reduced-rate retail loans were $8 million at both December 31, 2018 and 2017.

(b)	There were no foreclosed residential real estate properties at December 31, 2018 and $4 million at December 31, 2017.
There were $1 million of retail loans secured by residential real estate properties in process of foreclosure included in nonaccrual loans at both December 31, 2018 and 2017.
Allowance for Credit Losses
The following table details the changes in the allowance for loan losses and related loan amounts.

	2018			2017			2016
(in millions)	Business Loans	Retail Loans	Total	Business Loans	Retail Loans	Total	Business Loans	Retail Loans	Total

Years Ended December 31
Allowance for loan losses:
Balance at beginning of period	$661	$51	$712	$682	$48	$730	$579	$55	$634
Loan charge-offs	(99)	(4)	(103)	(143)	(6)	(149)	(207)	(7)	(214)
Recoveries on loans previously charged-off	47	5	52	50	7	57	63	5	68
Net loan (charge-offs) recoveries	(52)	1	(51)	(93)	1	(92)	(144)	(2)	(146)
Provision for loan losses	19	(8)	11	71	2	73	246	(5)	241
Foreign currency translation adjustment	(1)	—	(1)	1	—	1	1	—	1
Balance at end of period	$627	$44	$671	$661	$51	$712	$682	$48	$730

As a percentage of total loans	1.37%	0.97%	1.34%	1.48%	1.12%	1.45%	1.53%	1.08%	1.49%

December 31
Allowance for loan losses:
Individually evaluated for impairment	$27	$—	$27	$67	$—	$67	$86	$3	$89
Collectively evaluated for impairment	600	44	644	594	51	645	596	45	641
Total allowance for loan losses	$627	$44	$671	$661	$51	$712	$682	$48	$730
Loans:
Individually evaluated for impairment	$240	$36	$276	$443	$34	$477	$566	$48	$614
Collectively evaluated for impairment	45,439	4,448	49,887	44,188	4,508	48,696	44,058	4,416	48,474
Total loans evaluated for impairment	$45,679	$4,484	$50,163	$44,631	$4,542	$49,173	$44,624	$4,464	$49,088

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Comerica Incorporated and Subsidiaries

Changes in the allowance for credit losses on lending-related commitments, included in accrued expenses and other liabilities on the Consolidated Balance Sheets, are summarized in the following table.

(in millions)
Years Ended December 31	2018	2017	2016
Balance at beginning of period	$42	$41	$45
Charge-offs on lending-related commitments (a)	—	—	(11)
Provision for credit losses on lending-related commitments	(12)	1	7
Balance at end of period	$30	$42	$41
(a)    Charge-offs result from the sale of unfunded lending-related commitments.
Individually Evaluated Impaired Loans
The following table presents additional information regarding individually evaluated impaired loans.

	Recorded Investment In:
(in millions)	Impaired Loans with No Related Allowance	Impaired Loans with Related Allowance	Total Impaired Loans	Unpaid Principal Balance	Related Allowance for Loan Losses
December 31, 2018
Business loans:
Commercial	$50	$130	$180	$227	$24
Commercial mortgage:
Commercial Real Estate business line (a)	39	—	39	49	—
Other business lines (b)	2	16	18	23	3
Total commercial mortgage	41	16	57	72	3
International	2	1	3	8	—
Total business loans	93	147	240	307	27
Retail loans:
Residential mortgage	16	8	24	25	—
Consumer:
Home equity	11	—	11	13	—
Other consumer	1	—	1	1	—
Total consumer	12	—	12	14	—
Total retail loans (c)	28	8	36	39	—
Total individually evaluated impaired loans	$121	$155	$276	$346	$27
December 31, 2017
Business loans:
Commercial	$105	$267	$372	$460	$63
Commercial mortgage:
Commercial Real Estate business line (a)	39	1	40	49	—
Other business lines (b)	3	22	25	29	3
Total commercial mortgage	42	23	65	78	3
International	—	6	6	17	1
Total business loans	147	296	443	555	67
Retail loans:
Residential mortgage	14	8	22	22	—
Consumer:
Home equity	11	—	11	14	—
Other consumer	1	—	1	2	—
Total consumer	12	—	12	16	—
Total retail loans (c)	26	8	34	38	—
Total individually evaluated impaired loans	$173	$304	$477	$593	$67

(a)	Primarily loans to real estate developers.

(b)	Primarily loans secured by owner-occupied real estate.

(c)	Individually evaluated retail loans generally have no related allowance for loan losses, primarily due to policy which results in direct write-downs of most restructured retail loans.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Comerica Incorporated and Subsidiaries

The following table presents information regarding average individually evaluated impaired loans and the related interest recognized. Interest income recognized for the period primarily related to performing restructured loans.

	Individually Evaluated Impaired Loans
	2018		2017		2016
(in millions)	Average Balance for the Period	Interest Income Recognized for the Period	Average Balance for the Period	Interest Income Recognized for the Period	Average Balance for the Period	Interest Income Recognized for the Period
Years Ended December 31
Business loans:
Commercial	$262	$5	$451	$8	$550	$10
Commercial mortgage:
Commercial Real Estate business line (a)	40	4	21	2	9	—
Other business lines (b)	23	—	31	—	31	1
Total commercial mortgage	63	4	52	2	40	1
International	4	—	8	—	18	—
Total business loans	329	9	511	10	608	11
Retail loans:
Residential mortgage	21	—	24	—	15	—
Consumer:
Home equity	11	—	13	—	13	—
Other consumer	1	—	3	—	4	—
Total consumer	12	—	16	—	17	—
Total retail loans	33	—	40	—	32	—
Total individually evaluated impaired loans	$362	$9	$551	$10	$640	$11

(a)	Primarily loans to real estate developers.

(b)	Primarily loans secured by owner-occupied real estate.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Comerica Incorporated and Subsidiaries

Troubled Debt Restructurings
The following tables detail the recorded balance at December 31, 2018 and 2017 of loans considered to be TDRs that were restructured during the years ended December 31, 2018 and 2017, by type of modification. In cases of loans with more than one type of modification, the loans were categorized based on the most significant modification.

	2018			2017
	Type of Modification			Type of Modification
(in millions)	Principal Deferrals (a)	Interest Rate Reductions	Total Modifications	Principal Deferrals (a)	Interest Rate Reductions	AB Note Restructures (b)	Total Modifications
Years Ended December 31
Business loans:
Commercial	$27	$—	$27	$77	$18	$21	$116
Commercial mortgage:
Commercial Real Estate business line (c)	—	—	—	37	—	—	37
Other business lines (d)	2	—	2	3	—	—	3
Total commercial mortgage	2	—	2	40	—	—	40
International	1	—	1	—	—	—	—
Total business loans	30	—	30	117	18	21	156
Retail loans:
Consumer:
Home equity (e)	—	3	3	1	2	—	3
Total loans	$30	$3	$33	$118	$20	$21	$159

(a)	Primarily represents loan balances where terms were extended 90 days or more at or above contractual interest rates.

(b)
Loan restructurings whereby the original loan is restructured into two notes: an "A" note, which generally reflects the portion of the modified loan which is expected to be collected; and a "B" note, which is fully charged off.

(c)	Primarily loans to real estate developers.

(d)	Primarily loans secured by owner-occupied real estate.

(e)	Includes bankruptcy loans for which the court has discharged the borrower's obligation and the borrower has not reaffirmed the debt.
At December 31, 2018 and 2017, commitments to lend additional funds to borrowers whose terms have been modified in TDRs totaled $20 million and $31 million, respectively.
The majority of the modifications considered to be TDRs that occurred during the years ended December 31, 2018 and 2017 were principal deferrals. The Corporation charges interest on principal balances outstanding during deferral periods. Additionally, none of the modifications involved forgiveness of principal. As a result, the current and future financial effects of the recorded balance of loans considered to be TDRs that were restructured during the years ended December 31, 2018 and 2017 were insignificant.
On an ongoing basis, the Corporation monitors the performance of modified loans to their restructured terms. The allowance for loan losses continues to be reassessed on the basis of an individual evaluation of the loan.
For principal deferrals, incremental deterioration in the credit quality of the loan, represented by a downgrade in the risk rating of the loan, for example, due to missed interest payments or a reduction of collateral value, is considered a subsequent default. For interest rate reductions and AB note restructures, a subsequent payment default is defined in terms of delinquency, when a principal or interest payment is 90 days past due. There were no subsequent defaults of principal deferrals during the year ended December 31, 2018 and $3 million during the year ended December 31, 2017. There were no subsequent payment defaults of interest rate reductions or AB note restructures during the December 31, 2018 and 2017.
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
As outlined below, the Corporation has a concentration of credit risk with the automotive industry. Loans to automotive dealers and to borrowers involved with automotive production are reported as automotive, as management believes these loans have similar economic characteristics that might cause them to react similarly to changes in economic conditions. This aggregation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Comerica Incorporated and Subsidiaries

involves the exercise of judgment. Included in automotive production are: (a) original equipment manufacturers and Tier 1 and Tier 2 suppliers that produce components used in vehicles and whose primary revenue source is automotive-related (“primary” defined as greater than 50%) and (b) other manufacturers that produce components used in vehicles and whose primary revenue source is automotive-related. Loans less than $1 million and loans recorded in the Small Business loan portfolio were excluded from the definition. Outstanding loans, included in commercial loans on the Consolidated Balance Sheets, and total exposure (outstanding loans, unused commitments and standby letters of credit) to companies related to the automotive industry were as follows:

(in millions)
December 31	2018	2017
Automotive loans:
Production	$1,331	$1,344
Dealer	8,097	7,592
Total automotive loans	$9,428	$8,936
Total automotive exposure:
Production	$2,396	$2,439
Dealer	10,044	9,405
Total automotive exposure	$12,440	$11,844
Further, the Corporation’s portfolio of commercial real estate loans, which includes real estate construction and commercial mortgage loans, was as follows.

(in millions)
December 31	2018	2017
Real estate construction loans:
Commercial Real Estate business line (a)	$2,687	$2,630
Other business lines (b)	390	331
Total real estate construction loans	3,077	2,961
Commercial mortgage loans:
Commercial Real Estate business line (a)	1,743	1,831
Other business lines (b)	7,363	7,328
Total commercial mortgage loans	9,106	9,159
Total commercial real estate loans	$12,183	$12,120
Total unused commitments on commercial real estate loans	$3,146	$3,018

(a)	Primarily loans to real estate developers.

(b)	Primarily loans secured by owner-occupied real estate.
NOTE 6 - PREMISES AND EQUIPMENT
A summary of premises and equipment by major category follows:

(in millions)
December 31	2018	2017
Land	$85	$85
Buildings and improvements	842	813
Furniture and equipment	492	484
Total cost	1,419	1,382
Less: Accumulated depreciation and amortization	(944)	(916)
Net book value	$475	$466
The Corporation conducts a portion of its business from leased facilities and leases certain equipment. Rental expense for leased properties and equipment amounted to $75 million, $78 million and $80 million in 2018, 2017 and 2016, respectively.
As of December 31, 2018, future minimum rental payments under operating leases were as follows:

(in millions)
Years Ending December 31
2019	$67
2020	59
2021	50
2022	40
2023	34
Thereafter	127
Total	$377
NOTE 7 - GOODWILL AND CORE DEPOSIT INTANGIBLES
The following table summarizes the carrying value of goodwill by reporting unit for the years ended December 31, 2018 and 2017.

(in millions)
December 31	2018	2017
Business Bank	$473	$380
Retail Bank	101	194
Wealth Management	61	61
Total	$635	$635
The Corporation performs its annual evaluation of goodwill impairment in the third quarter of each year and on an interim basis if events or changes in circumstances between annual tests indicate goodwill might be impaired. In 2018 and 2017, the annual test of goodwill impairment was performed as of the beginning of the third quarter. In 2018, a qualitative assessment was performed resulting in the Corporation determining goodwill was not impaired as it was more likely than not the fair value of each reporting unit exceeded its carrying value. In 2017, a quantitative assessment was performed and the estimated fair values of all reporting units exceeded their carrying amounts, including goodwill, indicating goodwill was not impaired.
During 2018 the Corporation reorganized certain reporting structures. As a result, Small Business, formerly a component of the Retail Bank, became a component of the Business Bank. Accordingly, the Corporation reallocated $93 million of goodwill from the Retail Bank to the Business Bank. The Corporation subsequently performed an additional qualitative impairment analysis and again determined that it was more-likely-than-not that the fair value of each reporting unit exceeded its carrying value and that performing a quantitative impairment test was not necessary. There have been no events since the annual test performed in the third quarter 2018 that would indicate that it was more-likely-than-not that goodwill had become impaired.
A summary of core deposit intangible carrying value and related accumulated amortization follows:

(in millions)
December 31	2018	2017
Gross carrying amount	$34	$34
Accumulated amortization	(30)	(28)
Net carrying amount	$4	$6
The Corporation recorded amortization expense related to the core deposit intangible of $2 million for both the years ended December 31, 2018 and 2017. At December 31, 2018, estimated future amortization expense was as follows:

(in millions)
Years Ending December 31
2019	$2
2020	1
2021	1
Total	$4
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Comerica Incorporated and Subsidiaries

Market risk inherent in derivative instruments held or issued for risk management purposes is typically offset by changes in the fair value of the assets or liabilities being hedged.
Credit risk is the possible loss that may occur in the event of nonperformance by the counterparty to a financial instrument. The Corporation attempts to minimize credit risk arising from customer-initiated derivatives by evaluating the creditworthiness of each customer, adhering to the same credit approval process used for traditional lending activities and obtaining collateral as deemed necessary. Derivatives with dealer counterparties are either cleared through a clearinghouse or settled directly with a single counterparty. For derivatives settled directly with dealer counterparties, the Corporation utilizes counterparty risk limits and monitoring procedures, as well as master netting arrangements and bilateral collateral agreements to facilitate the management of credit risk. Master netting arrangements effectively reduce credit risk by permitting settlement of positive and negative positions and offset cash collateral held with the same counterparty on a net basis. Bilateral collateral agreements require daily exchange of cash or highly rated securities issued by the U.S. Treasury or other U.S. government entities to collateralize amounts due to either party. At December 31, 2018, counterparties with bilateral collateral agreements had pledged $1 million of marketable investment securities and deposited $180 million of cash with the Corporation to secure the fair value of contracts in an unrealized gain position, and the Corporation had posted $2 million of cash as collateral for contracts in an unrealized loss position. For those counterparties not covered under bilateral collateral agreements, collateral is obtained, if deemed necessary, based on the results of management’s credit evaluation of the counterparty. Collateral varies, but may include cash, investment securities, accounts receivable, equipment or real estate. Included in the fair value of derivative instruments are credit valuation adjustments reflecting counterparty credit risk. These adjustments are determined by applying a credit spread for the counterparty or the Corporation, as appropriate, to the total expected exposure of the derivative. There were no derivative instruments with credit-risk-related contingent features that were in a liability position at December 31, 2018.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Comerica Incorporated and Subsidiaries

The following table presents the composition of the Corporation’s derivative instruments held or issued for risk management purposes or in connection with customer-initiated and other activities at December 31, 2018 and 2017. The table excludes commitments and warrants accounted for as derivatives.

	December 31, 2018			December 31, 2017
		Fair Value			Fair Value
(in millions)	Notional/ Contract Amount (a)	Gross Derivative Assets	Gross Derivative Liabilities	Notional/ Contract Amount (a)	Gross Derivative Assets	Gross Derivative Liabilities
Risk management purposes
Derivatives designated as hedging instruments
Interest rate contracts:
Swaps - fair value - receive fixed/pay floating	$2,625	$—	$2	$1,775	$—	$2
Derivatives used as economic hedges
Foreign exchange contracts:
Spot, forwards and swaps	302	1	1	650	—	2
Total risk management purposes	2,927	1	3	2,425	—	4
Customer-initiated and other activities
Interest rate contracts:
Caps and floors written	885	—	1	635	—	—
Caps and floors purchased	885	1	—	635	—	—
Swaps	13,115	66	67	13,119	57	57
Total interest rate contracts	14,885	67	68	14,389	57	57
Energy contracts:
Caps and floors written	278	—	26	164	—	11
Caps and floors purchased	278	26	—	164	11	—
Swaps	2,094	163	160	1,519	82	80
Total energy contracts	2,650	189	186	1,847	93	91
Foreign exchange contracts:
Spot, forwards, options and swaps	1,095	18	12	1,884	42	38
Total customer-initiated and other activities	18,630	274	266	18,120	192	186
Total gross derivatives	$21,557	275	269	$20,545	192	190
Amounts offset in the Consolidated Balance Sheets:
Netting adjustment - Offsetting derivative assets/liabilities		(45)	(45)		(49)	(49)
Netting adjustment - Cash collateral received/posted		(174)	(1)		(1)	(39)
Net derivatives included in the Consolidated Balance Sheets (b)		56	223		142	102
Amounts not offset in the Consolidated Balance Sheets:
Marketable securities pledged under bilateral collateral agreements		(1)	—		(3)	(24)
Net derivatives after deducting amounts not offset in the Consolidated Balance Sheets		$55	$223		$139	$78

(a)
Notional or contractual amounts, which represent the extent of involvement in the derivatives market, are used to determine the contractual cash flows required in accordance with the terms of the agreement. These amounts are typically not exchanged, significantly exceed amounts subject to credit or market risk and are not reflected in the Consolidated Balance Sheets.

(b) Net derivative assets are included in accrued income and other assets and net derivative liabilities are included in accrued expenses and other liabilities on the Consolidated Balance Sheets. Included in the fair value of net derivative assets and net derivative liabilities are credit valuation adjustments reflecting counterparty credit risk and credit risk of the Corporation. The fair value of net derivative assets included credit valuation adjustments for counterparty credit risk of $2 million and $4 million at December 31, 2018 and 2017, respectively.
Risk Management
The Corporation's derivative instruments used for managing interest rate risk currently comprise swaps converting fixed rate long-term debt to variable rates.
The following table details the effects of fair value hedging on the Consolidated Statements of Income.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Comerica Incorporated and Subsidiaries

(in millions)	Interest on Medium- and Long-Term Debt
Years Ended December 31	2018	2017
Total interest on medium-and long-term debt (a)	$144	$76

Fair value hedging relationships:
Interest rate contracts:
Hedged items	74	79
Derivatives designated as hedging instruments	(7)	(32)

(a)	Includes the effects of hedging.
The following table summarizes the expected weighted average remaining maturity of the notional amount of risk management interest rate swaps, the carrying amount of the related hedged item and the weighted average interest rates associated with amounts expected to be received or paid on interest rate swap agreements as of December 31, 2018 and 2017.

			Weighted Average
(dollar amounts in millions)	Derivative Notional Amount	Carrying Value of Hedged Items (a)	Remaining Maturity (in years)	Receive Rate	Pay Rate (b)
December 31, 2018
Swaps - fair value - receive fixed/pay floating rate
Medium- and long-term debt designation	$2,625	$2,663	3.9	3.40%	3.45%
December 31, 2017
Swaps - fair value - receive fixed/pay floating rate
Medium- and long-term debt designation	1,775	1,822	4.6	3.26	2.35

(a)	Included $49 million and $56 million of cumulative hedging adjustments at December 31, 2018 and 2017, respectively, which included $8 million and $9 million, respectively, of hedging adjustment on a discontinued hedging relationship.

(b)	Variable rates paid on receive fixed swaps are based on one- and six-month LIBOR rates in effect at December 31, 2018 and six-month LIBOR rates in effect at December 31, 2017.
Foreign exchange rate risk arises from changes in the value of certain assets and liabilities denominated in foreign currencies. The Corporation employs spot and forward contracts in addition to swap contracts to manage exposure to these and other risks. These instruments are used as economic hedges and net gains or losses are included in other noninterest income in the Consolidated Statements of Income.
Customer-Initiated and Other
The Corporation enters into derivative transactions at the request of customers and generally takes offsetting positions with dealer counterparties to mitigate the inherent market risk. Income primarily results from the spread between the customer derivative and the offsetting dealer position.
For customer-initiated foreign exchange contracts where offsetting positions have not been taken, the Corporation manages the remaining inherent market risk through individual foreign currency position limits and aggregate value-at-risk limits. These limits are established annually and reviewed quarterly. For those customer-initiated derivative contracts which were not offset or where the Corporation holds a position within the limits described above, the Corporation recognized no net gains and losses in other noninterest income in the Consolidated Statements of Income for the years ended December 31 2018 and 2017, respectively.
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

(in millions)
Years Ended December 31	Location of Gain	2018	2017
Interest rate contracts	Other noninterest income	$26	$24
Energy contracts	Other noninterest income	4	2
Foreign exchange contracts	Foreign exchange income	47	45
Total		$77	$71

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Comerica Incorporated and Subsidiaries

Credit-Related Financial Instruments
The Corporation issues off-balance sheet financial instruments in connection with commercial and consumer lending activities. The Corporation’s credit risk associated with these instruments is represented by the contractual amounts indicated in the following table.

(in millions)
December 31	2018	2017
Unused commitments to extend credit:
Commercial and other	$24,266	$22,636
Bankcard, revolving check credit and home equity loan commitments	3,001	2,833
Total unused commitments to extend credit	$27,267	$25,469
Standby letters of credit	$3,244	$3,228
Commercial letters of credit	39	39
The Corporation maintains an allowance to cover probable credit losses inherent in lending-related commitments, including unused commitments to extend credit, letters of credit and financial guarantees. The allowance for credit losses on lending-related commitments, included in accrued expenses and other liabilities on the Consolidated Balance Sheets, was $30 million and $42 million at December 31, 2018 and 2017 respectively.
Unused Commitments to Extend Credit
Commitments to extend credit are legally binding agreements to lend to a customer, provided there is no violation of any condition established in the contract. These commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many commitments expire without being drawn upon, the total contractual amount of commitments does not necessarily represent future cash requirements of the Corporation. Commercial and other unused commitments are primarily variable rate commitments. The allowance for credit losses on lending-related commitments included $24 million and $27 million at December 31, 2018 and 2017, respectively, for probable credit losses inherent in the Corporation’s unused commitments to extend credit.
Standby and Commercial Letters of Credit
Standby letters of credit represent conditional obligations of the Corporation which guarantee the performance of a customer to a third party. Standby letters of credit are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing and similar transactions. Commercial letters of credit are issued to finance foreign or domestic trade transactions. These contracts expire in decreasing amounts through the year 2028. The Corporation may enter into participation arrangements with third parties that effectively reduce the maximum amount of future payments which may be required under standby and commercial letters of credit. These risk participations covered $136 million and $127 million at December 31, 2018 and 2017, respectively, of the $3.3 billion of standby and commercial letters of credit outstanding at both December 31, 2018 and 2017.
The carrying value of the Corporation’s standby and commercial letters of credit, included in accrued expenses and other liabilities on the Consolidated Balance Sheets, totaled $34 million at December 31, 2018, including $28 million in deferred fees and $6 million in the allowance for credit losses on lending-related commitments. At December 31, 2017, the comparable amounts were $40 million, $25 million and $15 million, respectively.
The following table presents a summary of criticized standby and commercial letters of credit at December 31, 2018 and December 31, 2017. The Corporation's criticized list is consistent with the Special Mention, Substandard and Doubtful categories defined by regulatory authorities. The Corporation manages credit risk through underwriting, periodically reviewing and approving its credit exposures using Board committee approved credit policies and guidelines.

(dollar amounts in millions)	December 31, 2018	December 31, 2017
Total criticized standby and commercial letters of credit	$49	$88
As a percentage of total outstanding standby and commercial letters of credit	1.5%	2.7%
Other Credit-Related Financial Instruments
The Corporation enters into credit risk participation agreements, under which the Corporation assumes credit exposure associated with a borrower’s performance related to certain interest rate derivative contracts. The Corporation is not a party to the interest rate derivative contracts and only enters into these credit risk participation agreements in instances in which the Corporation is also a party to the related loan participation agreement for such borrowers. The Corporation manages its credit risk on the credit risk participation agreements by monitoring the creditworthiness of the borrowers, which is based on the normal credit review process had it entered into the derivative instruments directly with the borrower. The notional amount of such credit risk participation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Comerica Incorporated and Subsidiaries

agreement reflects the pro-rata share of the derivative instrument, consistent with its share of the related participated loan. As of December 31, 2018 and 2017, the total notional amount of the credit risk participation agreements was approximately $703 million and $549 million, respectively, and the fair value was insignificant for both periods. The maximum estimated exposure to these agreements, as measured by projecting a maximum value of the guaranteed derivative instruments, assuming 100 percent default by all obligors on the maximum values, was $7 million and insignificant at December 31, 2018 and 2017, respectively. In the event of default, the lead bank has the ability to liquidate the assets of the borrower, in which case the lead bank would be required to return a percentage of the recouped assets to the participating banks. As of December 31, 2018, the weighted average remaining maturity of outstanding credit risk participation agreements was 3.5 years.
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
The Corporation accounts for its interests in LIHTC entities using the proportional amortization method. Exposure to loss as a result of the Corporation’s involvement with LIHTC entities at December 31, 2018 was limited to $425 million. Ownership interests in other tax credit entities are accounted for under either the cost or equity method. Exposure to loss as a result of the Corporation's involvement in other tax credit entities at December 31, 2018 was limited to $6 million.
Investment balances, including all legally binding commitments to fund future investments, are included in accrued income and other assets on the Consolidated Balance Sheets. A liability is recognized in accrued expenses and other liabilities on the Consolidated Balance Sheets for all legally binding unfunded commitments to fund tax credit entities ($165 million at December 31, 2018). Amortization and other write-downs of LIHTC investments are presented on a net basis as a component of the provision for income taxes on the Consolidated Statements of Income, while amortization and write-downs of other tax credit investments are recorded in other noninterest income. The income tax credits and deductions are recorded as a reduction of income tax expense and a reduction of federal income taxes payable.
The Corporation provided no financial or other support that was not contractually required to any of the above VIEs during the years ended December 31, 2018, 2017 and 2016.
The following table summarizes the impact of these tax credit entities on line items on the Corporation’s Consolidated Statements of Income.

(in millions)
Years Ended December 31	2018	2017	2016
Other noninterest income:
Sales (amortization) of other tax credit investments	$5	$2	$(1)
Provision for income taxes:
Amortization of LIHTC Investments	65	67	66
Low income housing tax credits	(62)	(63)	(62)
Other tax benefits related to tax credit entities	(14)	(24)	(26)
Total provision for income taxes	$(11)	$(20)	$(22)
For further information on the Corporation’s consolidation policy, see Note 1.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Comerica Incorporated and Subsidiaries

NOTE 10 - DEPOSITS
At December 31, 2018, the scheduled maturities of certificates of deposit and other deposits with a stated maturity were as follows:

(in millions)
Years Ending December 31
2019	$1,614
2020	434
2021	38
2022	17
2023	11
Thereafter	25
Total	$2,139
A maturity distribution of domestic certificates of deposit of $100,000 and over follows:

(in millions)
December 31	2018	2017
Three months or less	$363	$355
Over three months to six months	146	207
Over six months to twelve months	278	319
Over twelve months	297	130
Total	$1,084	$1,011
The aggregate amount of domestic certificates of deposit that meet or exceed the current FDIC insurance limit of $250,000 was $543 million and $462 million at December 31, 2018 and 2017, respectively. All foreign office time deposits of $8 million and $15 million at December 31, 2018 and 2017, respectively, were in denominations of $250,000 or more.
NOTE 11 - SHORT-TERM BORROWINGS
Federal funds purchased and securities sold under agreements to repurchase generally mature within one to four days from the transaction date. Other short-term borrowings, which may consist of borrowed securities and short-term notes, generally mature within one to 120 days from the transaction date.
At December 31, 2018, Comerica Bank (the Bank), a wholly-owned subsidiary of the Corporation, had pledged loans totaling $22.8 billion which provided for up to $18.9 billion of available collateralized borrowing with the FRB.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Comerica Incorporated and Subsidiaries

The following table provides a summary of short-term borrowings.

(dollar amounts in millions)	Federal Funds Purchased and Securities Sold Under Agreements to Repurchase	Other Short-term Borrowings
December 31, 2018
Amount outstanding at year-end	$44	$—
Weighted average interest rate at year-end	2.39%	—%
Maximum month-end balance during the year	$182	$250
Average balance outstanding during the year	59	3
Weighted average interest rate during the year	1.91%	1.75%
December 31, 2017
Amount outstanding at year-end	$10	$—
Weighted average interest rate at year-end	1.43%	—%
Maximum month-end balance during the year	$41	$1,024
Average balance outstanding during the year	20	257
Weighted average interest rate during the year	1.02%	1.15%
December 31, 2016
Amount outstanding at year-end	$25	$—
Weighted average interest rate at year-end	0.54%	—%
Maximum month-end balance during the year	$25	$501
Average balance outstanding during the year	15	123
Weighted average interest rate during the year	0.47%	0.45%
NOTE 12 - MEDIUM- AND LONG-TERM DEBT
Medium- and long-term debt is summarized as follows:

(in millions)
December 31	2018	2017
Parent company
Subordinated notes:
3.80% subordinated notes due 2026 (a)	$250	$255
Medium-term notes:
2.125% notes due 2019 (a)	348	347
3.70% notes due 2023 (a)	861	—
Total medium-term notes	1,209	347
Total parent company	1,459	602
Subsidiaries
Subordinated notes:
4.00% subordinated notes due 2025 (a)	343	347
7.875% subordinated notes due 2026 (a)	198	208
Total subordinated notes	541	555
Medium-term notes:
2.50% notes due 2020 (a)	663	665
FHLB advances:
Floating-rate based on FHLB auction rate due 2026	2,800	2,800
Floating-rate based on FHLB auction rate due 2028	1,000	—
Total FHLB advances	3,800	2,800
Total subsidiaries	5,004	4,020
Total medium- and long-term debt	$6,463	$4,622

(a)
The fixed interest rates on these notes have been swapped to a variable rate and designated in a hedging relationship. Accordingly, carrying value has been adjusted to reflect the change in the fair value of the debt as a result of changes in the benchmark rate.

Subordinated notes with remaining maturities greater than one year qualify as Tier 2 capital.
The Bank is a member of the FHLB, which provides short- and long-term funding to its members through advances collateralized by real-estate related assets. In the first quarter 2018, the Bank borrowed an additional $1 billion of 10-year, floating-rate FHLB advances due January 26, 2028. The interest rate on the FHLB advances resets between four and eight weeks, based

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Comerica Incorporated and Subsidiaries

on the FHLB auction rate. At December 31, 2018, the weighted-average rate on the FHLB advances was 2.55%. Each note may be prepaid in full, without penalty, at each scheduled reset date. Borrowing capacity is contingent upon the amount of collateral available to be pledged to the FHLB. At December 31, 2018, $15.7 billion of real estate-related loans were pledged to the FHLB as blanket collateral for current and potential future borrowings of approximately $5.0 billion.
In the third quarter 2018, the Corporation issued $850 million of 3.70% senior notes maturing in 2023, swapped to a floating rate at 30-day LIBOR plus 80 basis points.
Unamortized debt issuance costs deducted from the carrying amount of medium- and long-term debt totaled $8 million and $5 million at December 31, 2018 and 2017, respectively.
At December 31, 2018, the principal maturities of medium- and long-term debt were as follows:

(in millions)
Years Ending December 31
2019	$350
2020	675
2021	—
2022	—
2023	850
Thereafter	4,550
Total	$6,425
NOTE 13 - SHAREHOLDERS’ EQUITY
On July 6, 2018, the Board of Governors of the Federal Reserve System issued a statement announcing that, consistent with the recently enacted Economic Growth, Regulatory Relief and Consumer Protection Act (EGRRCPA), bank holding companies with less than $100 billion in total assets are no longer subject to certain regulations and reporting requirements, such as Dodd-Frank Act stress testing and the Comprehensive Capital Analysis and Review, effective immediately.
Repurchases of common stock under the equity repurchase program authorized in 2010 by the Board of Directors of the Corporation totaled 14.8 million shares at an average price paid of $89.21 in 2018, 7.3 million shares at an average price paid of $72.44 per share in 2017 and 6.6 million shares at an average price paid of $46.09 per share in 2016. There is no expiration date for the Corporation's equity repurchase program. During the year ended December 31, 2018, the Corporation repurchased $1.3 billion under the equity repurchase program.
At December 31, 2018, the Corporation had no outstanding warrants as all remaining warrants to purchase common stock expired during the fourth quarter of 2018. Approximately 585,000, 1.8 million and 2.3 million shares of common stock were issued upon exercise of warrants in 2018, 2017 and 2016, respectively.
At December 31, 2018, the Corporation had 4.0 million shares of common stock reserved for stock option exercises and restricted stock unit vesting and 869,000 shares of restricted stock outstanding to employees and directors under share-based compensation plans.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Comerica Incorporated and Subsidiaries

NOTE 14 - ACCUMULATED OTHER COMPREHENSIVE LOSS
The following table presents a reconciliation of the changes in the components of accumulated other comprehensive loss and details the components of other comprehensive income (loss) for the year ended December 31, 2018, 2017 and 2016, including the amount of income tax expense (benefit) allocated to each component of other comprehensive income (loss).

(in millions)
Years Ended December 31	2018	2017	2016
Accumulated net unrealized (losses) gains on investment securities:
Balance at beginning of period, net of tax	$(101)	$(33)	$9

Cumulative effect of change in accounting principle	1	—	—
Net unrealized holding losses arising during the period	(69)	(81)	(70)
Less: Benefit for income taxes	(16)	(27)	(26)
Net unrealized holding losses arising during the period, net of tax	(53)	(54)	(44)
Less:
Net realized losses included in net securities losses	(20)	—	—
Less: Benefit for income taxes	(5)	—	—
Reclassification adjustment for net securities losses included in net income, net of tax	(15)	—	—
Less:
Net losses realized as a yield adjustment in interest on investment securities	—	(3)	(3)
Less: Benefit for income taxes	—	(1)	(1)
Reclassification adjustment for net losses realized as a yield adjustment included in net income, net of tax	—	(2)	(2)
Change in net unrealized losses on investment securities, net of tax	(38)	(52)	(42)
Reclassification of certain deferred tax effects (a)	—	(16)	—
Balance at end of period, net of tax	$(138)	$(101)	$(33)

Accumulated defined benefit pension and other postretirement plans adjustment:
Balance at beginning of period, net of tax	$(350)	$(350)	$(438)

Actuarial (loss) gain arising during the period	(191)	72	(134)
Prior service credit arising during the period	—	—	234
Net defined benefit pension and other postretirement adjustment arising during the period	(191)	72	100
Less: (Benefit) provision for income taxes	(44)	17	37
Net defined benefit pension and other postretirement adjustment arising during the period, net of tax	(147)	55	63
Amounts recognized in other noninterest expense:
Amortization of actuarial net loss	61	51	46
Amortization of prior service credit	(27)	(27)	(7)
Total amounts recognized in other noninterest expense	34	24	39
Less: Provision for income taxes	8	8	14
Adjustment for amounts recognized as other components of net benefit cost during the period, net of tax	26	16	25
Change in defined benefit pension and other postretirement plans adjustment, net of tax	(121)	71	88
Reclassification of certain deferred tax effects (a)	—	(71)	—
Balance at end of period, net of tax	$(471)	$(350)	$(350)
Total accumulated other comprehensive loss at end of period, net of tax	$(609)	$(451)	$(383)

(a)	Amounts reclassified to retained earnings due to early adoption of ASU 2018-02. For further information, refer to Note 1.
NOTE 15 - NET INCOME PER COMMON SHARE
Basic and diluted net income per common share are presented in the following table.

(in millions, except per share data)
Years Ended December 31	2018	2017	2016
Basic and diluted
Net income	$1,235	$743	$477
Less: Income allocated to participating securities	8	5	4
Net income attributable to common shares	$1,227	$738	$473

Basic average common shares	168	174	172

Basic net income per common share	$7.31	$4.23	$2.74

Basic average common shares	168	174	172
Dilutive common stock equivalents:
Net effect of the assumed exercise of stock options	2	3	2
Net effect of the assumed exercise of warrants	1	1	3
Diluted average common shares	171	178	177

Diluted net income per common share	$7.20	$4.14	$2.68
The following average shares related to outstanding options to purchase shares of common stock were not included in the computation of diluted net income per common share because the options were anti-dilutive for the period. There were no anti-dilutive options for the year ended December 31, 2017.

(shares in millions)
Years Ended December 31	2018	2016
Average outstanding options	0.2	3.3
Range of exercise prices	$95.25	$37.26 - $59.86
NOTE 16 - SHARE-BASED COMPENSATION
Share-based compensation expense is charged to salaries and benefits expense on the Consolidated Statements of Income. The components of share-based compensation expense for all share-based compensation plans and related tax benefits are as follows:

(in millions)
Years Ended December 31	2018	2017	2016
Total share-based compensation expense	$48	$39	$34
Related tax benefits recognized in net income	$11	$14	$13
The following table summarizes unrecognized compensation expense for all share-based plans.

(dollar amounts in millions)	December 31, 2018
Total unrecognized share-based compensation expense	$40
Weighted-average expected recognition period (in years)	2.5
The Corporation has share-based compensation plans under which it awards shares of restricted stock units to executive officers, directors and key personnel, and stock options to executive officers and key personnel of the Corporation and its subsidiaries. Additionally, the Corporation has awarded restricted stock and restricted stock units to executive officers, directors and key personnel under previous share-based compensation plans that remain unvested. Restricted stock and restricted stock units fully vest after a period ranging from three years to five years, and stock options fully vest after four years. The maturity of each option is determined at the date of grant; however, no options may be exercised later than ten years from the date of grant. The options may have restrictions regarding exercisability. The plans provide for a grant of up to 6.1 million common shares, plus shares under certain plans that are forfeited, expire or are canceled, which become available for re-grant. At December 31, 2018, over 6 million shares were available for grant.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Comerica Incorporated and Subsidiaries

The Corporation used a binomial model to value stock options granted in the periods presented. Option valuation models require several inputs, including the expected stock price volatility, and changes in input assumptions can materially affect the fair value estimates. The model used may not necessarily provide a reliable single measure of the fair value of stock options. The risk-free interest rate assumption used in the binomial option-pricing model as outlined in the table below was based on the federal ten-year treasury interest rate. The expected dividend yield was based on the historical and projected long-term dividend yield patterns of the Corporation’s common shares. Expected volatility assumptions considered both the historical volatility of the Corporation’s common stock over a ten-year period and implied volatility based on actively traded options on the Corporation’s common stock with pricing terms and trade dates similar to the stock options granted. Expected option life was based on historical exercise activity over the contractual term of the option grant (10 years), excluding certain forced transactions.
The estimated weighted-average grant-date fair value per option and the underlying binomial option-pricing model assumptions are summarized in the following table:

Years Ended December 31	2018	2017	2016
Weighted-average grant-date fair value per option	$30.32	$19.61	$9.94
Weighted-average assumptions:
Risk-free interest rates	2.63%	2.47%	2.01%
Expected dividend yield	3.00	3.00	3.00
Expected volatility factors of the market price of Comerica common stock	36	34	38
Expected option life (in years)	7.4	7.0	6.9
A summary of the Corporation’s stock option activity and related information for the year ended December 31, 2018 follows:

		Weighted-Average
	Number of Options (in thousands)	Exercise Price per Share	Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Outstanding-January 1, 2018	4,173	$40.06
Granted	196	95.25
Forfeited or expired	(24)	49.75
Exercised	(1,402)	37.86
Outstanding-December 31, 2018	2,943	44.70	5.6	$76
Exercisable-December 31, 2018	1,707	$38.62	4.3	$51
The aggregate intrinsic value of outstanding options shown in the table above represents the total pretax intrinsic value at December 31, 2018, based on the Corporation’s closing stock price of $68.69 at December 31, 2018.
The total intrinsic value of stock options exercised was $81 million, $104 million and $46 million for the years ended December 31, 2018, 2017 and 2016, respectively.
A summary of the Corporation’s restricted stock activity and related information for the year ended December 31, 2018 follows:

	Number of Shares (in thousands)	Weighted-Average Grant-Date Fair Value per Share
Outstanding-January 1, 2018	1,243	$43.59
Forfeited	(44)	44.05
Vested	(330)	41.55
Outstanding-December 31, 2018	869	$44.34
The total fair value of restricted stock awards that fully vested was $14 million, $19 million and $22 million for the years ended December 31, 2018, 2017 and 2016, respectively.
A summary of the Corporation's restricted stock unit activity and related information for the year ended December 31, 2018 follows:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Comerica Incorporated and Subsidiaries

	Service-Based Units		Performance-Based Units
	Number of Units (in thousands)	Weighted-Average Grant-Date Fair Value per Share	Number of Units (in thousands)	Weighted-Average Grant-Date Fair Value per Share
Outstanding-January 1, 2018	199	$43.00	718	$42.39
Granted	194	96.55	184	92.80
Forfeited	(26)	86.54	(1)	93.26
Vested	—	—	(239)	41.59
Outstanding-December 31, 2018	367	68.14	662	56.64
The total fair value of restricted stock units that fully vested was $10 million, $10 million and $11 million for the years ended December 31, 2018, 2017 and 2016, respectively.
The Corporation expects to satisfy the exercise of stock options, the vesting of restricted stock units and future grants of restricted stock by issuing shares of common stock out of treasury. At December 31, 2018, the Corporation held 68.1 million shares in treasury.
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
The Corporation’s postretirement benefit plan provides postretirement health care and life insurance benefits for retirees as of December 31, 1992. The plan also provides certain postretirement health care and life insurance benefits for a limited number of retirees who retired prior to January 1, 2000. For all other employees hired prior to January 1, 2000, a nominal benefit is provided. Employees hired on or after January 1, 2000 and prior to January 1, 2007 are eligible to participate in the plan on a full contributory basis until Medicare-eligible based on age and service. Employees hired on or after January 1, 2007 are not eligible to participate in the plan. The Corporation funds the pre-1992 retiree plan benefits with bank-owned life insurance.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Comerica Incorporated and Subsidiaries

The following table sets forth reconciliations of plan assets and the projected benefit obligation, the weighted-average assumptions used to determine year-end benefit obligations, and the amounts recognized in accumulated other comprehensive income (loss) for the Corporation’s defined benefit pension plans and postretirement benefit plan at December 31, 2018 and 2017. The Corporation used a measurement date of December 31, 2018 for these plans.

	Defined Benefit Pension Plans
	Qualified		Non-Qualified		Postretirement Benefit Plan
(dollar amounts in millions)	2018	2017	2018	2017	2018	2017
Change in fair value of plan assets:
Fair value of plan assets at January 1	$2,747	$2,453	$—	$—	$60	$62
Actual return on plan assets	(167)	396	—	—	(1)	2
Employer contributions	—	—	—	—	1	1
Benefits paid	(122)	(102)	—	—	(4)	(5)
Fair value of plan assets at December 31	$2,458	$2,747	$—	$—	$56	$60
Change in projected benefit obligation:
Projected benefit obligation at January 1	$2,061	$1,902	$212	$201	$51	$55
Service cost	29	29	2	2	—	—
Interest cost	75	78	8	8	2	2
Actuarial (gain) loss	(142)	154	—	12	(3)	(1)
Benefits paid	(122)	(102)	(11)	(11)	(4)	(5)
Projected benefit obligation at December 31	$1,901	$2,061	$211	$212	$46	$51
Accumulated benefit obligation	$1,893	$2,052	$209	$209	$46	$51
Funded status at December 31 (a) (b)	$557	$686	$(211)	$(212)	$10	$9
Weighted-average assumptions used:
Discount rate	4.37%	3.74%	4.37%	3.74%	4.26%	3.55%
Rate of compensation increase	4.00	3.75	4.00	3.75	n/a	n/a
Healthcare cost trend rate:
Cost trend rate assumed for next year	n/a	n/a	n/a	n/a	6.50	6.50
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	n/a	n/a	n/a	n/a	4.50	4.50
Year when rate reaches the ultimate trend rate	n/a	n/a	n/a	n/a	2027	2027
Amounts recognized in accumulated other comprehensive income (loss) before income taxes:
Net actuarial loss	$(687)	$(548)	$(76)	$(85)	$(19)	$(19)
Prior service credit	140	159	34	42	1	1
Balance at December 31	$(547)	$(389)	$(42)	$(43)	$(18)	$(18)

(a)	Based on projected benefit obligation for defined benefit pension plans and accumulated benefit obligation for postretirement benefit plan.

(b)
The Corporation recognizes the overfunded and underfunded status of the plans in accrued income and other assets and accrued expenses and other liabilities, respectively, on the Consolidated Balance Sheets.

n/a - not applicable
Because the non-qualified defined benefit pension plan has no assets, the accumulated benefit obligation exceeded the fair value of plan assets at December 31, 2018 and December 31, 2017.
The following table details the changes in plan assets and benefit obligations recognized in other comprehensive income (loss) for the year ended December 31, 2018.

	Defined Benefit Pension Plans
(in millions)	Qualified	Non-Qualified	Postretirement Benefit Plan	Total
Actuarial (loss) gain arising during the period	$(190)	$—	$(1)	$(191)
Amortization of net actuarial loss	51	9	1	61
Amortization of prior service credit	(19)	(8)	—	(27)
Total recognized in other comprehensive income (loss)	$(158)	$1	$—	$(157)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Comerica Incorporated and Subsidiaries

Components of net periodic defined benefit cost and postretirement benefit cost, the actual return on plan assets and the weighted-average assumptions used were as follows:

	Defined Benefit Pension Plans
(dollar amounts in millions)	Qualified			Non-Qualified
Years Ended December 31	2018	2017	2016	2018	2017	2016
Service cost (a)	$29	$29	$31	$2	$2	$3

Other components of net benefit (credit) cost:
Interest cost	75	78	87	8	8	10
Expected return on plan assets	(165)	(159)	(163)	—	—	—
Amortization of prior service credit	(19)	(19)	(2)	(8)	(8)	(5)
Amortization of net loss	51	43	38	9	8	7
Total other components of net benefit (credit) cost (b)	(58)	(57)	(40)	9	8	12
Net periodic defined benefit (credit) cost	$(29)	$(28)	$(9)	$11	$10	$15
Actual return on plan assets	$(167)	$396	$200	n/a	n/a	n/a
Actual rate of return on plan assets	(6.21)%	16.48%	8.66%	n/a	n/a	n/a
Weighted-average assumptions used:
Discount rate	3.74%	4.23%	4.53%	3.74%	4.23%	4.53%
Expected long-term return on plan assets	6.50	6.50	6.75	n/a	n/a	n/a
Rate of compensation increase	3.75	3.50	3.75	3.75	3.50	3.75

(a)	Included in salaries and benefits expense on the Consolidated Statements of Income.

(b)	Included in other noninterest expenses on the Consolidated Statements of Income.
n/a - not applicable

(dollar amounts in millions)	Postretirement Benefit Plan
Years Ended December 31	2018	2017	2016
Other components of net benefit cost:
Interest cost	$2	$2	$3
Expected return on plan assets	(3)	(3)	(4)
Amortization of net loss	1	1	1
Net periodic postretirement benefit cost	$—	$—	$—
Actual return on plan assets	$(1)	$2	$2
Actual rate of return on plan assets	(2.05)%	3.52%	2.83%
Weighted-average assumptions used:
Discount rate	3.55%	3.92%	4.53%
Expected long-term return on plan assets	5.00	5.00	5.00
Healthcare cost trend rate:
Cost trend rate assumed	6.50	6.50	7.00
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	4.50	4.50	5.00
Year that the rate reaches the ultimate trend rate	2027	2027	2027
The expected long-term rate of return of plan assets is the average rate of return expected to be realized on funds invested or expected to be invested over the life of the plan, which has an estimated duration of approximately 11 years as of December 31, 2018. The expected long-term rate of return on plan assets is set after considering both long-term returns in the general market and long-term returns experienced by the assets in the plan. The returns on the various asset categories are blended to derive one long-term rate of return. The Corporation reviews its pension plan assumptions on an annual basis with its actuarial consultants to determine if assumptions are reasonable and adjusts the assumptions to reflect changes in future expectations.
The estimated portion of balances remaining in accumulated other comprehensive income (loss) that are expected to be recognized as a component of net periodic benefit cost in the year ended December 31, 2019 are as follows:

	Defined Benefit Pension Plans
(in millions)	Qualified	Non-Qualified	Postretirement Benefit Plan	Total
Net loss	$34	$8	$1	$43
Prior service credit	(19)	(8)	—	(27)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Comerica Incorporated and Subsidiaries

Assumed healthcare cost trend rates have a significant effect on the amounts reported for the postretirement benefit plan. A one-percentage-point change in 2018 assumed healthcare and prescription drug cost trend rates would result in a two-percentage-point change in the postretirement benefit obligation.
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
 Fair Values
The fair values of the Corporation’s qualified defined benefit pension plan investments measured at fair value on a recurring basis at December 31, 2018 and 2017, by asset category and level within the fair value hierarchy, are detailed in the table below.

(in millions)	Total	Level 1	Level 2	Level 3
December 31, 2018
Equity securities:
Mutual funds	$3	$3	$—	$—
Common stock	803	803	—	—
Fixed income securities:
U.S. Treasury and other U.S. government agency securities	496	482	14	—
Corporate and municipal bonds and notes	679	—	679	—
Mortgage-backed securities	29	—	29	—
Private placements	60	—	—	60
Total investments in the fair value hierarchy	2,070	$1,288	$722	$60

Investments measured at net asset value:
Collective investment funds	392
Total investments at fair value	$2,462
December 31, 2017
Equity securities:
Mutual funds	$1	$1	$—	$—
Common stock	961	961	—	—
Fixed income securities:
U.S. Treasury and other U.S. government agency securities	456	451	5	—
Corporate and municipal bonds and notes	765	—	765	—
Mortgage-backed securities	25	—	25	—
Private placements	80	—	—	80
Total investments in the fair value hierarchy	2,288	$1,413	$795	$80

Investments measured at net asset value:
Collective investment funds	455
Total investments at fair value	$2,743
The table below provides a summary of changes in the Corporation’s qualified defined benefit pension plan’s Level 3 investments measured at fair value on a recurring basis for the years ended December 31, 2018 and 2017.

	Balance at Beginning of Period					Balance at End of Period
		Net Gains (Losses)
(in millions)		Realized	Unrealized	Purchases	Sales
Year Ended December 31, 2018
Private placements	$80	$(1)	$(7)	$70	$(82)	$60
Year Ended December 31, 2017
Private placements	$71	$2	$3	$77	$(73)	$80
There were no assets in the non-qualified defined benefit pension plan at December 31, 2018 and 2017. The postretirement benefit plan is fully invested in bank-owned life insurance policies. The fair value of bank-owned life insurance policies is based on the cash surrender values of the policies as reported by the insurance companies and is classified in Level 2 of the fair value hierarchy.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Comerica Incorporated and Subsidiaries

Cash Flows
The Corporation currently expects to make no employer contributions to the qualified and non-qualified defined benefit pension plans and postretirement benefit plan for the year ended December 31, 2019.

	Estimated Future Benefit Payments
(in millions) Years Ended December 31	Qualified Defined Benefit Pension Plan	Non-Qualified Defined Benefit Pension Plan	Postretirement Benefit Plan (a)
2019	$125	$12	$5
2020	125	14	5
2021	128	14	5
2022	131	14	5
2023	133	14	4
2024 - 2028	672	73	18

(a)	Estimated benefit payments in the postretirement benefit plan are net of estimated Medicare subsidies.
Defined Contribution Plans
Substantially all of the Corporation’s employees are eligible to participate in the Corporation’s principal defined contribution plan (a 401(k) plan). Under this plan, the Corporation makes core matching cash contributions of 100 percent of the first 4 percent of qualified earnings contributed by employees (up to the current IRS compensation limit), invested based on employee investment elections. Employee benefits expense included expense for the plan of $21 million for both of the years ended December 31, 2018 and 2017 and $22 million for the year ended December 31, 2016.
Through December 31, 2016, the Corporation also provided a retirement account plan for the benefit of substantially all employees who worked at least 1,000 hours in a plan year and were not accruing a benefit in the defined benefit pension plan. Under the retirement account plan, the Corporation made an annual discretionary allocation to the individual account of each eligible employee ranging from 3 percent to 8 percent of annual compensation, determined based on combined age and years of service. The allocations were invested based on employee investment elections. Employees participating in the retirement account plan as of December 31, 2016 were eligible to participate in the cash balance pension plan effective January 1, 2017. Final retirement account plan balances were transferred to the Corporation's 401(k) plan in the first quarter of 2017. Contributions to the retirement account plan ceased for periods beginning after December 31, 2016. The Corporation recognized $10 million of employee benefits expense for the year ended December 31, 2016.
Deferred Compensation Plans
The Corporation offers optional deferred compensation plans under which certain employees may make an irrevocable election to defer incentive compensation and/or a portion of base salary until retirement or separation from the Corporation. The employee may direct deferred compensation into one or more deemed investment options. Although not required to do so, the Corporation invests actual funds into the deemed investments as directed by employees, resulting in a deferred compensation asset, recorded in other short-term investments on the Consolidated Balance Sheets that offsets the liability to employees under the plan, recorded in accrued expenses and other liabilities. The earnings from the deferred compensation asset are recorded in interest on short-term investments and other noninterest income and the related change in the liability to employees under the plan is recorded in salaries and benefits expense on the Consolidated Statements of Income.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Comerica Incorporated and Subsidiaries

The current and deferred components of the provision for income taxes were as follows:

(in millions)
December 31	2018	2017	2016
Current:
Federal	$227	$371	$224
Foreign	10	5	5
State and local	39	36	15
Total current	276	412	244
Deferred:
Federal	29	(26)	(49)
State and local	3	(2)	(2)
Remeasurement of deferred taxes	(8)	107	—
Total deferred	24	79	(51)
Total	$300	$491	$193
Income before income taxes of $1.5 billion for the year ended December 31, 2018 included $38 million of foreign-source income.
The provision for income taxes included a $107 million charge for the year ended December 31, 2017 to adjust deferred taxes as a result of the enactment of the Tax Cuts and Jobs Act and an $8 million downward revision to the impact recorded in 2018. Refer to Note 1 for further details.
The provision for income taxes for 2018 and 2017 included a benefit of $23 million and $35 million, respectively, related to employee stock transactions as a result of new accounting guidance for stock compensation. For the year ended December 31, 2016, tax effects of employee stock transactions of $4 million were recorded in shareholders' equity.
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
A reconciliation of expected income tax expense at the federal statutory rate to the Corporation’s provision for income taxes and effective tax rate follows:

(dollar amounts in millions)	2018		2017		2016
Years Ended December 31	Amount	Rate	Amount	Rate	Amount	Rate
Tax based on federal statutory rate	$323	21.0%	$432	35.0%	$235	35.0%
State income taxes	35	2.3	22	1.8	8	1.2
Employee stock transactions	(23)	(1.5)	(35)	(2.8)	—	—
Capitalization and recovery positions (a)	(17)	(1.1)	—	—	—	—
Affordable housing and historic credits	(12)	(0.8)	(21)	(1.7)	(22)	(3.3)
Bank-owned life insurance	(9)	(0.6)	(16)	(1.3)	(15)	(2.3)
Remeasurement of deferred taxes	(8)	(0.5)	107	8.7	—	—
FDIC fees (b)	8	0.5	—	—	—	—
Other changes in unrecognized tax benefits	4	0.3	—	—	—	—
Tax-related interest and penalties	(3)	(0.2)	4	0.3	3	0.5
Lease termination transactions	—	—	(2)	(0.2)	(15)	(2.2)
Other	2	0.1	—	—	(1)	(0.1)
Provision for income taxes	$300	19.5%	$491	39.8%	$193	28.8%

(a)	Tax benefits from the review of tax capitalization and recovery positions related to software and fixed assets included in the 2017 tax return.

(b)	Beginning January 1, 2018, FDIC fees are no longer deductible as a result of the enactment of the Tax Cuts and Jobs Act.
The liability for tax-related interest and penalties included in accrued expenses and other liabilities on the Consolidated Balance Sheets was $7 million and $10 million at December 31, 2018 and 2017, respectively.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Comerica Incorporated and Subsidiaries

A reconciliation of the beginning and ending amount of net unrecognized tax benefits follows:

(in millions)	2018	2017	2016
Balance at January 1	$10	$15	$22
Increase as a result of tax positions taken during a prior period	9	4	—
Decrease related to settlements with tax authorities	(4)	(8)	(7)
Other	(1)	(1)	—
Balance at December 31	$14	$10	$15
The Corporation anticipates it is reasonably possible settlements with tax authorities will result in a $1 million decrease in net unrecognized tax benefits within the next twelve months.
After consideration of the effect of the federal tax benefit available on unrecognized state tax benefits, the total amount of unrecognized tax benefits, if recognized, would affect the Corporation’s effective tax rate was approximately $11 million and $8 million at December 31, 2018 and 2017, respectively.
The following tax years for significant jurisdictions remain subject to examination as of December 31, 2018:

Jurisdiction	Tax Years
Federal	2014-2017
California	2006-2017
Based on current knowledge and probability assessment of various potential outcomes, the Corporation believes current tax reserves are adequate, and the amount of any potential incremental liability arising is not expected to have a material adverse effect on the Corporation’s consolidated financial condition or results of operations. Probabilities and outcomes are reviewed as events unfold, and adjustments to the reserves are made when necessary.
The principal components of deferred tax assets and liabilities were as follows:

(in millions)
December 31	2018	2017
Deferred tax assets:
Allowance for loan losses	$141	$150
Deferred compensation	68	49
Deferred loan origination fees and costs	9	6
Net unrealized losses on investment securities available-for-sale	42	31
Other temporary differences, net	42	57
Total deferred tax asset before valuation allowance	302	293
Valuation allowance	(3)	(3)
Total deferred tax assets	299	290
Deferred tax liabilities:
Lease financing transactions	(74)	(76)
Defined benefit plans	(41)	(72)
Allowance for depreciation	(18)	(1)
Total deferred tax liabilities	(133)	(149)
Net deferred tax asset	$166	$141
Deferred tax assets included state net operating loss carryforwards of $4 million at both December 31, 2018 and December 31, 2017, which expire between 2018 and 2027. The Corporation believes it is more likely than not the benefit from certain of these state net operating loss carryforwards will not be realized and, accordingly, maintained a valuation allowance of $3 million at both December 31, 2018 and December 31, 2017. For further information on the Corporation’s valuation policy for deferred tax assets, refer to Note 1.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Comerica Incorporated and Subsidiaries

NOTE 19 - TRANSACTIONS WITH RELATED PARTIES
The Corporation’s banking subsidiaries had, and expect to have in the future, transactions with the Corporation’s directors and executive officers, companies with which these individuals are associated, and certain related individuals. Such transactions were made in the ordinary course of business and included extensions of credit, leases and professional services. With respect to extensions of credit, all were made on substantially the same terms, including interest rates and collateral, as those prevailing at the same time for comparable transactions with other customers and did not, in management’s opinion, involve more than normal risk of collectibility or present other unfavorable features. The aggregate amount of loans attributable to persons who were related parties at December 31, 2018, totaled $66 million at the beginning of 2018 and $109 million at the end of 2018. During 2018, new loans to related parties aggregated $716 million and repayments totaled $673 million.
NOTE 20 - REGULATORY CAPITAL AND RESERVE REQUIREMENTS
Reserves required to be maintained and/or deposited with the FRB are classified in interest-bearing deposits with banks. These reserve balances vary, depending on the level of customer deposits in the Corporation’s banking subsidiaries. The average required reserve balances were $599 million and $572 million for the years ended December 31, 2018 and 2017, respectively.
Banking regulations limit the transfer of assets in the form of dividends, loans or advances from the bank subsidiaries to the parent company. Under the most restrictive of these regulations, the aggregate amount of dividends which can be paid to the parent company, with prior approval from bank regulatory agencies, approximated $108 million at January 1, 2019, plus 2019 net profits. Substantially all the assets of the Corporation’s banking subsidiaries are restricted from transfer to the parent company of the Corporation in the form of loans or advances.
The Corporation’s subsidiary banks declared dividends of $1.1 billion, $907 million and $545 million in 2018, 2017 and 2016, respectively.
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
Quantitative measures established by regulation to ensure capital adequacy require the maintenance of minimum amounts and ratios of CET1, Tier 1 and total capital (as defined in the regulations) to average and/or risk-weighted assets. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Corporation’s financial statements. At December 31, 2018 and 2017, the Corporation and its U.S. banking subsidiaries exceeded the ratios required for an institution to be considered “well capitalized” For U.S. banking subsidiaries, those requirements were total risk-based capital, Tier 1 risk-based capital, CET1 risk-based capital and leverage ratios greater than 10 percent, 8 percent, 6.5 percent and 5 percent, respectively, at December 31, 2018 and 2017. For the Corporation, requirements to be considered "well capitalized" were total risk-based capital and Tier 1 risk-based capital ratios greater than 10 percent and 6 percent, respectively, at December 31, 2018 and 2017. There have been no conditions or events since December 31, 2018 that management believes have changed the capital adequacy classification of the Corporation or its U.S. banking subsidiaries.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Comerica Incorporated and Subsidiaries

The following is a summary of the capital position of the Corporation and Comerica Bank, its principal banking subsidiary.

(dollar amounts in millions)	Comerica Incorporated (Consolidated)	Comerica Bank
December 31, 2018
CET1 capital (minimum $3.0 billion (Consolidated))	$7,470	$7,229
Tier 1 capital (minimum $4.0 billion (Consolidated))	7,470	7,229
Total capital (minimum $5.4 billion (Consolidated))	8,855	8,433
Risk-weighted assets	67,047	66,857
Average assets (fourth quarter)	71,070	70,905
CET1 capital to risk-weighted assets (minimum-4.5%)	11.14%	10.81%
Tier 1 capital to risk-weighted assets (minimum-6.0%)	11.14	10.81
Total capital to risk-weighted assets (minimum-8.0%)	13.21	12.61
Tier 1 capital to average assets (minimum-4.0%)	10.51	10.20
Capital conservation buffer	5.14	4.61
December 31, 2017
CET1 capital (minimum $3.0 billion (Consolidated))	$7,773	$7,121
Tier 1 capital (minimum $4.0 billion (Consolidated))	7,773	7,121
Total capital (minimum $5.3 billion (Consolidated))	9,211	8,378
Risk-weighted assets	66,575	66,447
Average assets (fourth quarter)	71,372	71,181
CET1 capital to risk-weighted assets (minimum-4.5%)	11.68%	10.72%
Tier 1 capital to risk-weighted assets (minimum-6.0%)	11.68	10.72
Total capital to risk-weighted assets (minimum-8.0%)	13.84	12.61
Tier 1 capital to average assets (minimum-4.0%)	10.89	10.00
Capital conservation buffer	5.68	4.61
NOTE 21 - CONTINGENT LIABILITIES
Legal Proceedings
Comerica Bank, a wholly-owned subsidiary of the Corporation, was named in November 2011 as a third-party defendant in Butte Local Development v. Masters Group v. Comerica Bank (the case), for lender liability. The case was tried in January 2014, in the Montana Second District Judicial Court for Silver Bow County in Butte, Montana. On January 17, 2014, a jury awarded Masters $52 million against the Bank. On July 1, 2015, after an appeal filed by the Corporation, the Montana Supreme Court reversed the judgment against the Corporation and remanded the case for a new trial with instructions that Michigan contract law should apply and dismissing all other claims. The case was retried in the same district court, without a jury, in January 2017, and the Corporation awaits a ruling. Management believes that current reserves related to this case are adequate in the event of a negative outcome.
The Corporation and certain of its subsidiaries are subject to various other pending or threatened legal proceedings arising out of the normal course of business or operations. The Corporation believes it has meritorious defenses to the claims asserted against it in its other currently outstanding legal proceedings and, with respect to such legal proceedings, intends to continue to defend itself vigorously, litigating or settling cases according to management’s judgment as to what is in the best interests of the Corporation and its shareholders. Settlement may result from the Corporation's determination that it may be more prudent financially to settle, rather than litigate, and should not be regarded as an admission of liability. On at least a quarterly basis, the Corporation assesses its potential liabilities and contingencies in connection with outstanding legal proceedings utilizing the latest information available. On a case-by-case basis, reserves are established for those legal claims for which it is probable that a loss will be incurred either as a result of a settlement or judgment, and the amount of such loss can be reasonably estimated. The actual costs of resolving these claims may be substantially higher or lower than the amounts reserved. Based on current knowledge, and after consultation with legal counsel, management believes current reserves are adequate, and the amount of any incremental liability arising from these matters is not expected to have a material adverse effect on the Corporation’s consolidated financial condition, results of operations or cash flows. Legal fees of $17 million, $15 million and $19 million for the years ended December 31, 2018, 2017 and 2016, respectively, were included in other noninterest expenses on the Consolidated Statements of Income.
For matters where a loss is not probable, the Corporation has not established legal reserves. The Corporation believes the estimate of the aggregate range of reasonably possible losses, in excess of reserves established, for all legal proceedings in which it is involved is from zero to approximately $33 million at December 31, 2018. This estimated aggregate range of reasonably

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Comerica Incorporated and Subsidiaries

possible losses is based upon currently available information for those proceedings in which the Corporation is involved, taking into account the Corporation’s best estimate of such losses for those cases for which such estimate can be made. For certain cases, the Corporation does not believe that an estimate can currently be made. The Corporation’s estimate involves significant judgment, given the varying stages of the proceedings (including the fact many are currently in preliminary stages), the existence in certain proceedings of multiple defendants (including the Corporation) whose share of liability has yet to be determined, the numerous yet-unresolved issues in many of the proceedings (including issues regarding class certification and the scope of many of the claims) and the attendant uncertainty of the various potential outcomes of such proceedings. Accordingly, the Corporation’s estimate will change from time to time, and actual losses may be more or less than the current estimate.

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
Certain actions associated with the GEAR Up initiative resulted in restructuring charges. Generally, costs associated with or incurred to generate revenue as part of the initiative were recorded according to the nature of the cost and were not included in restructuring charges. The Corporation considers the following costs associated with the initiative to be restructuring charges:

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Comerica Incorporated and Subsidiaries

Restructuring charges are recorded as a component of noninterest expenses on the Consolidated Statements of Income. The following table presents changes in restructuring reserves and cumulative charges incurred to date:

(in millions)	Employee Costs	Facilities Costs	Technology Costs	Other Costs	Total

Year Ended December 31, 2018
Balance at beginning of period	$8	$—	$6	$1	$15
Restructuring charges	10	4	37	2	53
Payments	(13)	(3)	(39)	(3)	(58)
Balance at end of period	$5	$1	$4	$—	$10

Year Ended December 31, 2017
Balance at beginning of period	$10	$4	$—	$4	$18
Restructuring charges	10	2	26	7	45
Payments	(12)	(6)	(15)	(10)	(43)
Adjustments for non-cash charges (a)	—	—	(5)	—	(5)
Balance at end of period	$8	$—	$6	$1	$15

Year Ended December 31, 2016
Balance at beginning of period	$—	$—	$—	$—	$—
Restructuring charges	52	15	—	26	93
Payments	(44)	(6)	—	(22)	(72)
Adjustments for non-cash charges (a)	2	(5)	—	—	(3)
Balance at end of period	$10	$4	$—	$4	$18

Total restructuring charges incurred (b)	$72	$21	$63	$35	$191

(a)	Adjustments for non-cash charges primarily relate to impairments of previously capitalized software costs in Technology Costs.

(b)	Restructuring activities were completed as of 12/31/2018.
Restructuring charges directly attributable to a business segment are assigned to that business segment. For example, facilities costs pertaining to the consolidation of banking centers primarily impacted the Retail Bank. Restructuring charges incurred by areas whose services support the overall Corporation are allocated based on the methodology described in Note 23 to the consolidated financial statements. Total restructuring charges assigned to the Business Bank, Retail Bank and Wealth Management were $30 million, $16 million and $7 million, respectively, for the year ended December 31, 2018, $24 million, $15 million and $6 million, respectively, for the year ended December 31, 2017 and $43 million, $38 million and $12 million, respectively, for the year ended December 31, 2016.
NOTE 23 - BUSINESS SEGMENT INFORMATION
The Corporation has strategically aligned its operations into three major business segments: the Business Bank, the Retail Bank and Wealth Management. These business segments are differentiated based on the type of customer and the related products and services provided. In addition to the three major business segments, the Finance Division is also reported as a segment. Business segment results are produced by the Corporation’s internal management accounting system. This system measures financial results based on the internal business unit structure of the Corporation. The performance of the business segments is not comparable with the Corporation's consolidated results and is not necessarily comparable with similar information for any other financial institution. Additionally, because of the interrelationships of the various segments, the information presented is not indicative of how the segments would perform if they operated as independent entities. The management accounting system assigns balance sheet and income statement items to each business segment using certain methodologies, which are regularly reviewed and refined. From time to time, the Corporation may make reclassifications among the segments to more appropriately reflect management's current view of the segments, and methodologies may be modified as the management accounting system is enhanced and changes occur in the organizational structure and/or product lines. During the 2018, the Small Business component was reclassified from Retail Bank to Business Bank. For comparability purposes, amounts in all periods are based on business unit structure and methodologies in effect at December 31, 2018.
Net interest income for each segment reflects the interest income generated by earning assets less interest expense on interest-bearing liabilities plus the net impact from associated internal funds transfer pricing (FTP) funding credits and charges. The FTP methodology allocates credits to each business segment for deposits and other funds provided as well as charges for loans and other assets being funded. This credit or charge is based on matching stated or implied maturities for these assets and liabilities. The FTP crediting rates for deposits reflect the long-term value of deposits and other funding sources based on their implied maturity. FTP charge rates for funding assets reflect a matched cost of funds based on the pricing and duration characteristics of

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Comerica Incorporated and Subsidiaries

the assets. For acquired loans and deposits, matched maturity funding is determined based on origination date. Accordingly, the FTP process reflects the transfer of interest rate risk exposures to the Corporate Treasury department within the Finance segment, where such exposures are centrally managed. Effective January 1, 2016, in conjunction with the effective date for regulatory Liquidity Coverage Ratio (LCR) requirements, the Corporation prospectively implemented an additional FTP charge, primarily for the cost of maintaining liquid assets to support potential draws on unfunded loan commitments and for the long-term economic cost of holding collateral for secured deposits. The allowance for loan losses is allocated to the business segments based on the methodology used to estimate the consolidated allowance for loan losses described in Note 1. The related provision for loan losses is assigned based on the amount necessary to maintain an allowance for loan losses appropriate for each business segment. Noninterest income and expenses directly attributable to a line of business are assigned to that business segment. Direct expenses incurred by areas whose services support the overall Corporation are allocated to the business segments as follows: product processing expenditures are allocated based on standard unit costs applied to actual volume measurements; administrative expenses are allocated based on estimated time expended; and corporate overhead is assigned 50 percent based on the ratio of the business segment’s noninterest expenses to total noninterest expenses incurred by all business segments and 50 percent based on the ratio of the business segment’s attributed equity to total attributed equity of all business segments. Equity is attributed based on credit, operational and interest rate risks. Most of the equity attributed relates to credit risk, which is determined based on the credit score and expected remaining life of each loan, letter of credit and unused commitment recorded in the business segments. Operational risk is allocated based on loans and letters of credit, deposit balances, non-earning assets, trust assets under management, certain noninterest income items, and the nature and extent of expenses incurred by business units. Virtually all interest rate risk is assigned to Finance, as are the Corporation’s hedging activities.
The following discussion provides information about the activities of each business segment. A discussion of the financial results and the factors impacting 2018 performance can be found in the section entitled "Business Segments" in the financial review.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Comerica Incorporated and Subsidiaries

Business segment financial results are as follows:

(dollar amounts in millions)	Business Bank	Retail Bank	Wealth Management	Finance	Other		Total
Year Ended December 31, 2018
Earnings summary:
Net interest income (expense)	$1,613	$548	$181	$(46)	$56		$2,352
Provision for credit losses	6	(1)	(3)	—	(3)		(1)
Noninterest income	547	136	266	27	—		976
Noninterest expenses	847	602	293	(4)	56		1,794
Provision (benefit) for income taxes	283	18	36	(14)	(23)	(a)	300
Net income (loss)	$1,024	$65	$121	$(1)	$26		$1,235
Net credit-related charge-offs (recoveries)	$52	$—	$(1)	$—	$—		$51

Selected average balances:
Assets	$43,207	$2,633	$5,214	$13,705	$5,965		$70,724
Loans	41,618	2,067	5,081	—	—		48,766
Deposits	30,116	20,812	3,941	941	125		55,935

Statistical data:
Return on average assets (b)	2.37%	0.31%	2.32%	N/M	N/M		1.75%
Efficiency ratio (c)	39.22	87.47	65.60	N/M	N/M		53.56

(dollar amounts in millions)	Business Bank	Retail Bank	Wealth Management	Finance	Other		Total
Year Ended December 31, 2017
Earnings summary:
Net interest income (expense)	$1,513	$453	$169	$(111)	$37		$2,061
Provision for credit losses	69	2	1	—	2		74
Noninterest income	639	154	255	49	10		1,107
Noninterest expenses	918	615	285	(4)	46		1,860
Provision (benefit) for income taxes	410	(4)	51	(35)	69	(a)	491
Net income (loss)	$755	$(6)	$87	$(23)	$(70)		$743
Net credit-related (recoveries) charge-offs	$96	$1	$(5)	$—	$—		$92

Selected average balances:
Assets	$42,653	$2,626	$5,401	$13,954	$6,818		$71,452
Loans	41,241	2,061	5,256	—	—		48,558
Deposits	31,999	20,775	4,081	241	162		57,258

Statistical data:
Return on average assets (b)	1.77%	(0.03)%	1.61%	N/M	N/M		1.04%
Efficiency ratio (c)	42.67	100.72	67.06	N/M	N/M		58.64
(Table continues on following page)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Comerica Incorporated and Subsidiaries

(dollar amounts in millions)	Business Bank	Retail Bank	Wealth Management	Finance	Other	Total
Year Ended December 31, 2016
Earnings summary:
Net interest income (expense)	$1,506	$393	$158	$(283)	$23	$1,797
Provision for credit losses	254	(2)	(4)	—	—	248
Noninterest income	608	153	243	43	4	1,051
Noninterest expenses	963	643	301	(4)	27	1,930
Provision (benefit) for income taxes	284	(34)	36	(90)	(3)	193
Net income (loss)	$613	$(61)	$68	$(146)	$3	$477
Net credit-related charge-offs	$155	$2	$—	$—	$—	$157

Selected average balances:
Assets	$43,373	$2,675	$5,232	$13,993	$6,470	$71,743
Loans	41,954	1,994	5,048	—	—	48,996
Deposits	32,930	20,332	4,126	88	265	57,741

Statistical data:
Return on average assets (b)	1.41%	(0.29)%	1.32%	N/M	N/M	0.67%
Efficiency ratio (c)	45.52	116.63	75.03	N/M	N/M	67.62

(a)	Primarily reflected discrete tax items, including a benefit of $48 million in 2018 and a net charge of $72 million in 2017.

(b)	Return on average assets is calculated based on the greater of average assets or average liabilities and attributed equity.

(c)
Noninterest expenses as a percentage of the sum of net interest income and noninterest income excluding gains (losses) from securities and a derivative contract tied to the conversion rate of Visa Class B shares.

N/M – not meaningful
The Corporation operates in three primary markets - Texas, California, and Michigan, as well as in Arizona and Florida, with select businesses operating in several other states, and in Canada and Mexico. The Corporation produces market segment results for the Corporation’s three primary geographic markets as well as Other Markets. Other Markets includes Florida, Arizona, the International Finance division and businesses with a national perspective. The Finance & Other category includes the Finance segment and the Other category as previously described. Market segment results are provided as supplemental information to the business segment results and may not meet all operating segment criteria as set forth in GAAP. For comparability purposes, amounts in all periods are based on market segments and methodologies in effect at December 31, 2018.
A discussion of the financial results and the factors impacting performance can be found in the section entitled "Market Segments" in the financial review.
Market segment financial results are as follows:

(dollar amounts in millions)	Michigan	California	Texas	Other Markets	Finance & Other		Total
Year Ended December 31, 2018
Earnings summary:
Net interest income	$727	$788	$475	$352	$10		$2,352
Provision for credit losses	30	31	(53)	(6)	(3)		(1)
Noninterest income	296	164	130	359	27		976
Noninterest expenses	577	424	365	376	52		1,794
Provision (benefit) for income taxes	90	122	64	61	(37)	(a)	300
Net income	$326	$375	$229	$280	$25		$1,235
Net credit-related charge-offs	$7	$27	$12	$5	$—		$51

Selected average balances:
Assets	$13,207	$18,532	$10,389	$8,925	$19,671		$70,724
Loans	12,531	18,283	9,821	8,131	—		48,766
Deposits	20,772	16,964	8,993	8,141	1,065		55,935

Statistical data:
Return on average assets (b)	1.52%	2.02%	2.20%	3.14%	N/M		1.75%
Efficiency ratio (c)	56.16	44.58	60.28	52.95	N/M		53.56
(Table continues on following page)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Comerica Incorporated and Subsidiaries

(dollar amounts in millions)	Michigan	California	Texas	Other Markets	Finance & Other		Total
Year Ended December 31, 2017
Earnings summary:
Net interest income (expense)	$657	$711	$451	$316	$(74)		$2,061
Provision for credit losses	8	104	(72)	33	1		74
Noninterest income	324	171	131	423	58		1,107
Noninterest expenses	589	404	375	450	42		1,860
Provision for income taxes	137	145	104	71	34	(a)	491
Net income (loss)	$247	$229	$175	$185	$(93)		$743
Net credit-related (recoveries) charge-offs	$(1)	$33	$46	$14	$—		$92

Selected average balances:
Assets	$13,395	$18,264	$10,443	$8,578	$20,772		$71,452
Loans	12,677	18,008	9,969	7,904	—		48,558
Deposits	21,823	17,533	9,625	7,874	403		57,258

Statistical data:
Return on average assets (b)	1.09%	1.24%	1.61%	2.14%	N/M		1.04%
Efficiency ratio (c)	59.84	45.82	64.30	60.99	N/M		58.64

(dollar amounts in millions)	Michigan	California	Texas	Other Markets	Finance & Other	Total
Year Ended December 31, 2016
Earnings summary:
Net interest income (expense)	$616	$678	$444	$319	$(260)	$1,797
Provision for credit losses	9	21	225	(7)	—	248
Noninterest income	320	162	129	393	47	1,051
Noninterest expenses	618	435	408	446	23	1,930
Provision (benefit) for income taxes	99	138	(21)	70	(93)	193
Net income (loss)	$210	$246	$(39)	$203	$(143)	$477
Net credit-related charge-offs	$9	$26	$118	$4	$—	$157

Selected average balances:
Assets	$13,105	$18,012	$11,101	$9,062	$20,463	$71,743
Loans	12,457	17,731	10,637	8,171	—	48,996
Deposits	21,777	17,438	10,168	8,005	353	57,741

Statistical data:
Return on average assets (b)	0.93%	1.33%	(0.32)%	2.24%	N/M	0.67%
Efficiency ratio (c)	65.65	51.84	70.93	62.67	N/M	67.62

(a)	Primarily reflected discrete tax items, including a benefit of $48 million in 2018 and a net charge of $72 million in 2017.

(b)	Return on average assets is calculated based on the greater of average assets or average liabilities and attributed equity.

(c)
Noninterest expenses as a percentage of the sum of net interest income and noninterest income excluding gains (losses) from securities and a derivative contract tied to the conversion rate of Visa Class B shares.

N/M – not meaningful

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Comerica Incorporated and Subsidiaries

NOTE 24 - PARENT COMPANY FINANCIAL STATEMENTS
BALANCE SHEETS - COMERICA INCORPORATED

(in millions, except share data)
December 31	2018	2017
Assets
Cash and due from subsidiary bank	$1,524	$1,059
Other short-term investments	88	92
Investment in subsidiaries, principally banks	7,429	7,467
Premises and equipment	1	2
Other assets	169	127
Total assets	$9,211	$8,747
Liabilities and Shareholders’ Equity
Medium- and long-term debt	$1,459	$602
Other liabilities	245	182
Total liabilities	1,704	784
Common stock - $5 par value:
Authorized - 325,000,000 shares
Issued - 228,164,824 shares	1,141	1,141
Capital surplus	2,148	2,122
Accumulated other comprehensive loss	(609)	(451)
Retained earnings	8,781	7,887
Less cost of common stock in treasury - 68,081,176 shares at 12/31/18 and 55,306,483 shares at 12/31/17	(3,954)	(2,736)
Total shareholders’ equity	7,507	7,963
Total liabilities and shareholders’ equity	$9,211	$8,747
STATEMENTS OF INCOME - COMERICA INCORPORATED

(in millions)
Years Ended December 31	2018	2017	2016
Income
Income from subsidiaries:
Dividends from subsidiaries	$1,135	$915	$549
Other interest income	13	3	1
Intercompany management fees	228	136	138
Other noninterest income	—	8	3
Total income	1,376	1,062	691
Expenses
Interest on medium- and long-term debt	29	13	10
Salaries and benefits expense	140	127	114
Net occupancy expense	5	5	5
Equipment expense	1	1	1
Restructuring charges	2	6	33
Other noninterest expenses	75	80	72
Total expenses	252	232	235
Income before benefit for income taxes and equity in undistributed earnings of subsidiaries	1,124	830	456
Benefit for income taxes	(5)	(26)	(28)
Income before equity in undistributed earnings of subsidiaries	1,129	856	484
Equity in undistributed earnings of subsidiaries, principally banks	106	(113)	(7)
Net income	1,235	743	477
Less income allocated to participating securities	8	5	4
Net income attributable to common shares	$1,227	$738	$473

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Comerica Incorporated and Subsidiaries

STATEMENTS OF CASH FLOWS - COMERICA INCORPORATED

(in millions)
Years Ended December 31	2018	2017	2016
Operating Activities
Net income	$1,235	$743	$477
Adjustments to reconcile net income to net cash provided by operating activities:
Undistributed earnings of subsidiaries, principally banks	(106)	113	7
Depreciation and amortization	1	1	1
Net periodic defined benefit cost (credit)	4	(2)	1
Share-based compensation expense	21	16	14
Benefit for deferred income taxes	(1)	(10)	(3)
Other, net	10	59	6
Net cash provided by operating activities	1,164	920	503
Financing Activities
Medium- and long-term debt:
Issuances	850	—	—
Common Stock:
Repurchases	(1,338)	(560)	(320)
Cash dividends paid	(263)	(180)	(152)
Issuances of common stock under employee stock plans	52	118	157
Net cash used in financing activities	(699)	(622)	(315)
Net increase (decrease) in cash and cash equivalents	465	298	188
Cash and cash equivalents at beginning of period	1,059	761	573
Cash and cash equivalents at end of period	$1,524	$1,059	$761
Interest paid	$11	$12	$9
Income taxes recovered	$(155)	$(331)	$(139)
NOTE 25 - SUMMARY OF QUARTERLY FINANCIAL STATEMENTS (UNAUDITED)
The following quarterly information is unaudited. However, in the opinion of management, the information reflects all adjustments, which are necessary for the fair presentation of the results of operations, for the periods presented.

	2018
(in millions, except per share data)	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Interest income	$704	$675	$650	$590
Interest expense	90	76	60	41
Net interest income	614	599	590	549
Provision for credit losses	16	—	(29)	12
Net securities (losses) gains	—	(20)	—	1
Noninterest income excluding net securities losses	250	254	248	243
Noninterest expenses	448	452	448	446
Provision for income taxes	90	63	93	54
Net income	310	318	326	281
Less income allocated to participating securities	2	2	2	2
Net income attributable to common shares	$308	$316	$324	$279
Earnings per common share:
Basic	$1.91	$1.89	$1.90	$1.62
Diluted	1.88	1.86	1.87	1.59
Comprehensive income	312	296	290	178

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Comerica Incorporated and Subsidiaries

	2017
(in millions, except per share data)	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Interest income	$578	$579	$529	$496
Interest expense	33	33	29	26
Net interest income	545	546	500	470
Provision for credit losses	17	24	17	16
Noninterest income	285	275	276	271
Noninterest expenses	483	463	457	457
Provision for income taxes	218	108	99	66
Net income	112	226	203	202
Less income allocated to participating securities	—	2	1	2
Net income attributable to common shares	$112	$224	$202	$200
Earnings per common share:
Basic	$0.65	$1.29	$1.15	$1.15
Diluted	0.63	1.26	1.13	1.11
Comprehensive income	107	228	221	206

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Comerica Incorporated and Subsidiaries

NOTE 26 - REVENUE FROM CONTRACTS WITH CUSTOMERS
Revenue from contracts with customers comprises the noninterest income earned by the Corporation in exchange for services provided to customers. The following table presents the composition of revenue from contracts with customers, segregated from other sources of noninterest income, by business segment.

	Business Bank	Retail Bank	Wealth Management	Finance & Other	Total
(in millions)
Year Ended December 31, 2018
Revenue from contracts with customers:
Card fees (a)	$201	$39	$4	$—	$244
Service charges on deposit accounts (a)	134	72	5	—	211
Fiduciary income	—	—	206	—	206
Commercial loan servicing fees (b)	18	—	—	—	18
Brokerage fees	—	—	27	—	27
Other noninterest income (c)	12	19	17	1	49
Total revenue from contracts with customers	365	130	259	1	755
Other sources of noninterest income	182	6	7	26	221
Total noninterest income	$547	$136	$266	$27	$976

Year Ended December 31, 2017
Card fees	$285	$43	$5	$—	$333
Service charges on deposit accounts	143	79	5	—	227
Fiduciary income	—	—	198	—	198
Commercial lending fees	84	—	1	—	85
Letter of credit fees	44	—	1	—	45
Bank-owned life insurance	—	—	—	43	43
Foreign exchange income	43	—	2	—	45
Brokerage fees	—	—	23	—	23
Other noninterest income	40	32	20	16	108
Total noninterest income	$639	$154	$255	$59	$1,107

Year Ended December 31, 2016
Card fees	$257	$42	$4	$—	$303
Services charges on deposit accounts	136	79	4	—	219
Fiduciary income	—	—	190	—	190
Commercial lending fees	90	—	—	(1)	89
Letter of credit fees	49	—	1	—	50
Bank-owned life insurance	—	—	—	42	42
Foreign exchange income	39	1	2	—	42
Brokerage fees	—	—	19	—	19
Other noninterest income	37	31	23	6	97
Total noninterest income	$608	$153	$243	$47	$1,051

(a)
Adoption of Topic 606 resulted in a change in presentation which records certain costs in the same category as the associated revenues. The effect of this change was to reduce card fees by $140 million and service charges on deposit accounts by $5 million for the twelve months ended December 31, 2018. Refer to Note 1 for further information.

(b)	Included in commercial lending fees on the Consolidated Statements of Income.

(c)	Excludes derivative, warrant and other miscellaneous income.
Adjustments to revenue during the year ended December 31, 2018 for refunds or credits relating to prior periods were not significant.
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
Management assessed, with participation of the Corporation’s Chief Executive Officer and Chief Financial Officer, internal control over financial reporting as it relates to the Corporation’s consolidated financial statements presented in conformity with U.S. generally accepted accounting principles as of December 31, 2018. The assessment was based on criteria for effective internal control over financial reporting described in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Based on this assessment, management determined that internal control over financial reporting is effective as it relates to the Corporation’s consolidated financial statements presented in conformity with U.S. generally accepted accounting principles as of December 31, 2018.
Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
The Corporation's internal control over financial reporting as of December 31, 2018 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their accompanying report.
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and the Board of Directors of Comerica Incorporated

Opinion on Internal Control over Financial Reporting
We have audited Comerica Incorporated and subsidiaries’ internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Comerica Incorporated and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2018 and 2017, and the related consolidated statements of income, comprehensive income, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 2018, and the related notes of the Company and our report dated February 12, 2019 expressed an unqualified opinion thereon.

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
February 12, 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Comerica Incorporated

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Comerica Incorporated and subsidiaries (the Company) as of December 31, 2018 and 2017, and the related consolidated statements of income, comprehensive income, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 2018, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2018 and 2017, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 12, 2019 expressed an unqualified opinion thereon.

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
February 12, 2019

HISTORICAL REVIEW - AVERAGE BALANCE SHEETS
Comerica Incorporated and Subsidiaries
CONSOLIDATED FINANCIAL INFORMATION

(in millions)
Years Ended December 31	2018	2017	2016	2015	2014
ASSETS
Cash and due from banks	$1,135	$1,209	$1,146	$1,059	$934

Interest-bearing deposits with banks	4,700	5,443	5,099	6,158	5,513
Other short-term investments	134	92	102	106	109

Investment securities	11,810	12,207	12,348	10,237	9,350

Commercial loans	30,534	30,415	31,062	31,501	29,715
Real estate construction loans	3,155	2,958	2,508	1,884	1,909
Commercial mortgage loans	9,131	9,005	8,981	8,697	8,706
Lease financing	470	509	684	783	834
International loans	1,021	1,157	1,367	1,441	1,376
Residential mortgage loans	1,983	1,989	1,894	1,878	1,778
Consumer loans	2,472	2,525	2,500	2,444	2,270
Total loans	48,766	48,558	48,996	48,628	46,588
Less allowance for loan losses	(695)	(728)	(730)	(621)	(601)
Net loans	48,071	47,830	48,266	48,007	45,987
Accrued income and other assets	4,874	4,671	4,782	4,680	4,443
Total assets	$70,724	$71,452	$71,743	$70,247	$66,336
LIABILITIES AND SHAREHOLDERS’ EQUITY
Noninterest-bearing deposits	$29,241	$31,013	$29,751	$28,087	$25,019

Money market and interest-bearing checking deposits	22,378	21,585	22,744	24,073	22,891
Savings deposits	2,199	2,133	2,013	1,841	1,744
Customer certificates of deposit	2,092	2,471	3,200	4,209	4,869
Foreign office time deposits	25	56	33	116	261
Total interest-bearing deposits	26,694	26,245	27,990	30,239	29,765
Total deposits	55,935	57,258	57,741	58,326	54,784
Short-term borrowings	62	277	138	93	200
Accrued expenses and other liabilities	1,076	996	1,273	1,389	1,016
Medium- and long-term debt	5,842	4,969	4,917	2,905	2,963
Total liabilities	62,915	63,500	64,069	62,713	58,963
Total shareholders’ equity	7,809	7,952	7,674	7,534	7,373
Total liabilities and shareholders’ equity	$70,724	$71,452	$71,743	$70,247	$66,336

HISTORICAL REVIEW - STATEMENTS OF INCOME
Comerica Incorporated and Subsidiaries
CONSOLIDATED FINANCIAL INFORMATION

(in millions, except per share data)
Years Ended December 31	2018	2017	2016	2015	2014
INTEREST INCOME
Interest and fees on loans	$2,262	$1,872	$1,635	$1,551	$1,525
Interest on investment securities	265	250	247	216	211
Interest on short-term investments	92	60	27	17	14
Total interest income	2,619	2,182	1,909	1,784	1,750
INTEREST EXPENSE
Interest on deposits	122	42	40	43	45
Interest on short-term borrowings	1	3	—	—	—
Interest on medium- and long-term debt	144	76	72	52	50
Total interest expense	267	121	112	95	95
Net interest income	2,352	2,061	1,797	1,689	1,655
Provision for credit losses	(1)	74	248	147	27
Net interest income after provision for loan losses	2,353	1,987	1,549	1,542	1,628
NONINTEREST INCOME
Card fees	244	333	303	276	81
Service charges on deposit accounts	211	227	219	223	215
Fiduciary income	206	198	190	187	180
Commercial lending fees	85	85	89	99	98
Letter of credit fees	40	45	50	53	57
Bank-owned life insurance	39	43	42	40	39
Foreign exchange income	47	45	42	40	40
Brokerage fees	27	23	19	17	17
Net securities losses	(19)	—	—	(2)	1
Other noninterest income	96	108	97	102	129
Total noninterest income	976	1,107	1,051	1,035	857
NONINTEREST EXPENSES
Salaries and benefits expense	1,009	961	989	1,000	972
Outside processing fee expense	255	366	336	318	111
Net occupancy expense	152	154	157	159	171
Equipment expense	48	45	53	53	57
Restructuring charges	53	45	93	—	—
Software expense	125	126	119	99	95
FDIC insurance expense	42	51	54	37	33
Advertising expense	30	28	21	24	23
Litigation-related expenses	—			(32)	4
Gain on debt redemption	—	—	—	—	(32)
Other noninterest expenses	80	84	108	169	181
Total noninterest expenses	1,794	1,860	1,930	1,827	1,615
Income before income taxes	1,535	1,234	670	750	870
Provision for income taxes	300	491	193	229	277
NET INCOME	$1,235	$743	$477	$521	$593
Less income allocated to participating securities	8	5	4	6	7
Net income attributable to common shares	$1,227	$738	$473	$515	$586
Earnings per common share:
Basic	$7.31	$4.23	$2.74	$2.93	$3.28
Diluted	7.20	4.14	2.68	2.84	3.16

Comprehensive income	1,076	762	523	504	572

Cash dividends declared on common stock	309	193	154	148	143
Cash dividends declared per common share	1.84	1.09	0.89	0.83	0.79

HISTORICAL REVIEW - STATISTICAL DATA
Comerica Incorporated and Subsidiaries
CONSOLIDATED FINANCIAL INFORMATION

Years Ended December 31	2018	2017	2016	2015	2014
Average Rates
Interest-bearing deposits with banks	1.94%	1.09%	0.51%	0.26%	0.26%
Other short-term investments	0.96	0.64	0.61	0.81	0.54

Investment securities	2.19	2.05	2.02	2.13	2.25

Commercial loans	4.64	3.82	3.25	3.06	3.11
Real estate construction loans	5.21	4.18	3.63	3.48	3.41
Commercial mortgage loans	4.69	3.97	3.49	3.41	3.75
Lease financing	3.82	2.63	2.64	3.15	2.30
International loans	4.97	4.07	3.63	3.58	3.65
Residential mortgage loans	3.77	3.70	3.76	3.77	3.82
Consumer loans	4.41	3.70	3.32	3.26	3.20
Total loans	4.64	3.85	3.34	3.19	3.27
Interest income as a percentage of earning assets	3.99	3.29	2.88	2.75	2.85

Domestic deposits	0.45	0.16	0.14	0.14	0.14
Deposits in foreign offices	1.19	0.64	0.35	1.02	0.82
Total interest-bearing deposits	0.46	0.16	0.14	0.14	0.15
Short-term borrowings	1.90	1.14	0.45	0.05	0.03
Medium- and long-term debt	2.42	1.51	1.45	1.80	1.68
Interest expense as a percentage of interest-bearing sources	0.82	0.38	0.34	0.29	0.29
Interest rate spread	3.17	2.91	2.54	2.46	2.56
Impact of net noninterest-bearing sources of funds	0.41	0.20	0.17	0.14	0.13
Net interest margin as a percentage of earning assets	3.58%	3.11%	2.71%	2.60%	2.69%

Ratios
Return on average common shareholders’ equity	15.82%	9.34%	6.22%	6.91%	8.05%
Return on average assets	1.75	1.04	0.67	0.74	0.89
Efficiency ratio (a)	53.56	58.64	67.62	67.03	64.26
Common equity tier 1 capital as a percentage of risk weighted assets (b)	11.14	11.68	11.09	10.54	n/a
Tier 1 capital as a percentage of risk-weighted assets (b)	11.14	11.68	11.09	10.54	10.50
Total capital as a percentage of risk-weighted assets	13.21	13.84	13.27	12.69	12.51
Common equity ratio	10.60	11.13	10.68	10.52	10.70
Tangible common equity as a percentage of tangible assets (c)	9.78	10.32	9.89	9.70	9.85

Per Common Share Data
Book value at year-end	$46.89	$46.07	$44.47	$43.03	$41.35
Market value at year-end	68.69	86.81	68.11	41.83	46.84
Market value for the year
High	102.66	88.22	70.44	53.45	53.50
Low	63.69	64.04	30.48	39.52	42.73

Other Data (share data in millions)
Average common shares outstanding - basic	168	174	172	176	179
Average common shares outstanding - diluted	171	178	177	181	185
Number of banking centers	436	438	458	477	481
Number of employees (full-time equivalent)	7,865	7,999	7,960	8,880	8,876

(a)
Noninterest expenses as a percentage of the sum of net interest income and noninterest income excluding net securities gains (losses) from securities and a derivative contract tied to the conversion rate of Visa Class B shares.

(b)
Ratios calculated based on the risk-based capital requirements in effect at the time. The U.S. implementation of the Basel III regulatory capital framework became effective on January 1, 2015, with transitional provisions.

(c)	See Supplemental Financial Data section for reconcilements of non-GAAP financial measures.
n/a - not applicable

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized as of February 12, 2019.

COMERICA INCORPORATED

By:	/s/ Ralph W. Babb, Jr.
Ralph W. Babb, Jr. Chairman and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities indicated as of February 12, 2019.

/s/ Ralph W. Babb, Jr.	Chairman and Chief Executive Officer and
Ralph W. Babb, Jr.	Director (Principal Executive Officer)

/s/ Muneera S. Carr	Executive Vice President and Chief Financial Officer
Muneera S. Carr	(Principal Financial Officer)

/s/ Mauricio A. Ortiz	Senior Vice President and Chief Accounting Officer
Mauricio A. Ortiz	(Principal Accounting Officer)

/s/ Michael E. Collins
Michael E. Collins	Director

/s/ Roger A. Cregg
Roger A. Cregg	Director

/s/ T. Kevin DeNicola
T. Kevin DeNicola	Director

/s/ Curtis C. Farmer
Curtis C. Farmer	Director

/s/ Jacqueline P. Kane
Jacqueline P. Kane	Director

/s/ Richard G. Lindner
Richard G. Lindner	Director

/s/ Barbara R. Smith
Barbara R. Smith	Director

/s/ Robert S. Taubman
Robert S. Taubman	Director

/s/ Reginald M. Turner, Jr.
Reginald M. Turner, Jr.	Director

/s/ Nina G. Vaca
Nina G. Vaca	Director

/s/ Michael G. Van de Ven
Michael G. Van de Ven	Director

S-1