Form 10-Q
period 2019-03-31
COMERICA INC /NEW/
filed 2019-04-29
CIK 28412

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________
FORM 10-Q
______________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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
$5 par value common stock:
Outstanding as of April 24, 2019: 154,160,837 shares

COMERICA INCORPORATED AND SUBSIDIARIES

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements

CONSOLIDATED BALANCE SHEETS
Comerica Incorporated and Subsidiaries

(in millions, except share data)	March 31, 2019	December 31, 2018
	(unaudited)
ASSETS
Cash and due from banks	$1,063	$1,390

Interest-bearing deposits with banks	2,418	3,171
Other short-term investments	136	134

Investment securities available-for-sale	12,212	12,045

Commercial loans	32,007	31,976
Real estate construction loans	3,291	3,077
Commercial mortgage loans	8,989	9,106
Lease financing	535	507
International loans	1,040	1,013
Residential mortgage loans	1,949	1,970
Consumer loans	2,491	2,514
Total loans	50,302	50,163
Less allowance for loan losses	(647)	(671)
Net loans	49,655	49,492

Premises and equipment	474	475
Accrued income and other assets	4,732	4,111
Total assets	$70,690	$70,818

LIABILITIES AND SHAREHOLDERS’ EQUITY
Noninterest-bearing deposits	$26,242	$28,690

Money market and interest-bearing checking deposits	22,889	22,560
Savings deposits	2,175	2,172
Certificates of deposit	2,776	2,131
Foreign office time deposits	9	8
Total interest-bearing deposits	27,849	26,871
Total deposits	54,091	55,561

Short-term borrowings	935	44
Accrued expenses and other liabilities	1,407	1,243
Medium- and long-term debt	6,848	6,463
Total liabilities	63,281	63,311

Common stock - $5 par value:
Authorized - 325,000,000 shares
Issued - 228,164,824 shares	1,141	1,141
Capital surplus	2,159	2,148
Accumulated other comprehensive loss	(513)	(609)
Retained earnings	8,979	8,781
Less cost of common stock in treasury - 72,747,011 shares at 3/31/19 and 68,081,176 shares at 12/31/18	(4,357)	(3,954)
Total shareholders’ equity	7,409	7,507
Total liabilities and shareholders’ equity	$70,690	$70,818
See notes to consolidated financial statements (unaudited).

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)
Comerica Incorporated and Subsidiaries

	Three Months Ended March 31,
(in millions, except per share data)	2019	2018
INTEREST INCOME
Interest and fees on loans	$621	$509
Interest on investment securities	72	64
Interest on short-term investments	17	17
Total interest income	710	590
INTEREST EXPENSE
Interest on deposits	52	16
Interest on short-term borrowings	1	—
Interest on medium- and long-term debt	51	25
Total interest expense	104	41
Net interest income	606	549
Provision for credit losses	(13)	12
Net interest income after provision for credit losses	619	537
NONINTEREST INCOME
Card fees	63	59
Service charges on deposit accounts	51	54
Fiduciary income	49	52
Commercial lending fees	22	18
Foreign exchange income	11	12
Letter of credit fees	9	10
Bank-owned life insurance	9	9
Brokerage fees	7	7
Net securities (losses) gains	(8)	1
Other noninterest income	25	22
Total noninterest income	238	244
NONINTEREST EXPENSES
Salaries and benefits expense	265	255
Outside processing fee expense	63	61
Net occupancy expense	37	38
Software expense	29	31
Equipment expense	12	11
FDIC insurance expense	5	13
Advertising expense	5	6
Restructuring charges	—	16
Other noninterest expenses	17	15
Total noninterest expenses	433	446
Income before income taxes	424	335
Provision for income taxes	85	54
NET INCOME	339	281
Less income allocated to participating securities	2	2
Net income attributable to common shares	$337	$279
Earnings per common share:
Basic	$2.14	$1.62
Diluted	2.11	1.59

Comprehensive income	435	178

Cash dividends declared on common stock	105	52
Cash dividends declared per common share	0.67	0.30
See notes to consolidated financial statements (unaudited).

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (unaudited)
Comerica Incorporated and Subsidiaries

				Accumulated
	Common Stock			Other			Total
	Shares		Capital	Comprehensive	Retained	Treasury	Shareholders'
(in millions, except per share data)	Outstanding	Amount	Surplus	Loss	Earnings	Stock	Equity
BALANCE AT DECEMBER 31, 2017	172.9	$1,141	$2,122	$(451)	$7,887	$(2,736)	$7,963
Cumulative effect of change in accounting principles	—	—	—	1	14	—	15
Net income	—	—	—	—	281	—	281
Other comprehensive loss, net of tax	—	—	—	(103)	—	—	(103)
Cash dividends declared on common stock ($0.30 per share)	—	—	—	—	(52)	—	(52)
Purchase of common stock	(1.7)	—	—	—	—	(159)	(159)
Net issuance of common stock under employee stock plans	1.2	—	(11)	—	(17)	59	31
Net issuance of common stock for warrants	0.1	—	(1)	—	(3)	4	—
Share-based compensation	—	—	24	—	—	—	24
BALANCE AT MARCH 31, 2018	172.5	$1,141	$2,134	$(553)	$8,110	$(2,832)	$8,000

BALANCE AT DECEMBER 31, 2018	160.1	$1,141	$2,148	$(609)	$8,781	$(3,954)	$7,507
Cumulative effect of change in accounting principle	—	—	—	—	(14)	—	(14)
Net income	—	—	—	—	339	—	339
Other comprehensive income, net of tax	—	—	—	96	—	—	96
Cash dividends declared on common stock ($0.67 per share)	—	—	—	—	(105)	—	(105)
Purchase of common stock	(5.2)	—	—	—	—	(434)	(434)
Net issuance of common stock under employee stock plans	0.5	—	(13)	—	(22)	31	(4)
Share-based compensation	—	—	24	—	—	—	24
BALANCE AT MARCH 31, 2019	155.4	$1,141	$2,159	$(513)	$8,979	$(4,357)	$7,409
See notes to consolidated financial statements (unaudited).

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
Comerica Incorporated and Subsidiaries

	Three Months Ended March 31,
(in millions)	2019	2018
OPERATING ACTIVITIES
Net income	$339	$281
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	(13)	12
(Benefit) provision for deferred income taxes	(4)	7
Depreciation and amortization	29	31
Net periodic defined benefit credit	(7)	(5)
Share-based compensation expense	24	24
Net amortization of securities	—	1
Net securities losses (gains)	8	(1)
Net change in:
Accrued income receivable	(20)	(26)
Accrued expenses payable	(27)	(22)
Other, net	(289)	56
Net cash provided by operating activities	40	358
INVESTING ACTIVITIES
Investment securities available-for-sale:
Maturities and redemptions	487	444
Sales	987	5
Purchases	(1,532)	(441)
Net change in loans	(151)	(98)
Proceeds from sales of foreclosed property	—	1
Net increase in premises and equipment	(16)	(20)
Purchases of Federal Home Loan Bank stock	(16)	(41)
Proceeds from bank-owned life insurance settlements	2	3
Net cash used in investing activities	(239)	(147)
FINANCING ACTIVITIES
Net change in:
Deposits	(1,586)	(77)
Short-term borrowings	891	38
Issuances and advances of medium- and long-term debt	350	1,000
Common stock:
Repurchases	(443)	(168)
Cash dividends paid	(99)	(53)
Issuances under employee stock plans	6	40
Net cash (used in) provided by financing activities	(881)	780
Net (decrease) increase in cash and cash equivalents	(1,080)	991
Cash and cash equivalents at beginning of period	4,561	5,845
Cash and cash equivalents at end of period	$3,481	$6,836
Interest paid	$98	$40
Income tax paid	12	2
Noncash investing and financing activities:
Loans transferred to other real estate	—	1
Securities transferred from held-to-maturity to available-for-sale	—	1,266
Securities transferred from available-for-sale to equity securities	—	81
See notes to consolidated financial statements (unaudited).

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

NOTE 1 - BASIS OF PRESENTATION AND ACCOUNTING POLICIES
Organization
The accompanying unaudited consolidated financial statements were prepared in accordance with United States (U.S.) generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation were included. The results of operations for the three months ended March 31, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019. Certain items in prior periods were reclassified to conform to the current presentation. For further information, refer to the consolidated financial statements and footnotes thereto included in the Annual Report of Comerica Incorporated and Subsidiaries (the Corporation) on Form 10-K for the year ended December 31, 2018.
Leases
Effective January 1, 2019, the Corporation adopted the provisions of Accounting Standards Update (ASU) No. 2016-02, “Leases (Topic 842),” (ASU 2016-02), for all open leases with a term greater than one year as of the adoption date, using the modified retrospective approach. Prior comparable periods are presented in accordance with previous guidance under Accounting Standards Codification (ASC) 840, “Leases.”
Topic 842 requires the recognition of a lease liability measured as the present value of unpaid lease payments for operating leases where the Corporation is the lessee, and a corresponding right-of-use (ROU) asset for the right to use the leased properties. The Corporation elected not to reassess whether contracts are or contain leases, lease classification or initial direct costs for existing leases, a set of practical expedients for transition provided by ASU 2016-12. Further, the Corporation elected the practical expedient to use hindsight in determining the lease term and assessing impairment. The election of the hindsight practical expedient resulted in longer lease terms for a limited number of strategic locations based on relevant factors as of the adoption date.
The impact at adoption was increases of $329 million and $343 million to total assets and liabilities, respectively, and a $14 million reduction to retained earnings. The increase in total assets was due to the recognition of ROU assets recorded in accrued income and other assets, and the increase in total liabilities was due to corresponding recognition of lease payment liabilities recorded in accrued expenses and other liabilities.
Operating lease liabilities reflect the Corporation’s obligation to make future lease payments, primarily for real estate locations. Lease terms typically comprise contractual terms but may include extension options reasonably assured of being exercised at lease inception for certain strategic locations such as regional headquarters. Payments are discounted using the rate the Corporation would pay to borrow amounts equal to the lease payments over the lease term (the Corporation’s incremental borrowing rate). The Corporation does not separate lease and non-lease components for contracts in which it is the lessee. ROU assets are measured based on lease liabilities adjusted for incentives and timing differences between operating lease expense and payments, recognized on a straight-line basis over the lease term. Operating lease expense is recognized on a straight-line basis over the lease term, while variable lease payments are recognized as incurred. Common area maintenance and other executory costs are the main components of variable lease payments. Operating and variable lease expenses are recorded in net occupancy expense in the Consolidated Statements of Income.
The Corporation is the lessor in sales-type, direct finance and leveraged lease arrangements. Leases are recorded at the principal balance outstanding, net of unearned income and charge-offs. Interest income is recognized using the interest method. The impact of adopting Topic 842 for lessor accounting was not significant.
Pending Accounting Pronouncements
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
ASU 2016-13 is effective for the Corporation on January 1, 2020 and must be applied using the modified retrospective approach with limited exceptions. The Corporation’s cross-functional implementation team, led by the Chief Financial Officer and Chief Credit Officer, continued to make progress in accordance with the detailed implementation plan for adoption. In prior periods, the Corporation developed new credit estimation models and, in the first quarter 2019, completed internal validation of

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

the models. The Corporation is currently finalizing and documenting new processes and controls, challenging current model assumptions and outputs, refining the qualitative framework as well as drafting policies and disclosures. Additionally, limited parallel runs, which began in the fourth quarter 2018, will be enhanced throughout 2019 as the end-to-end processes, controls and policies are finalized.
The ultimate impact of ASU 2016-13 will depend on the composition of the portfolio as well as economic conditions and forecasts at the time of adoption. Based on current factors, the overall allowance for credit losses is not expected to materially change due to the portfolio’s relatively short average contractual life. The commercial portfolio, which comprises most of the Corporation’s portfolio, consists of loans and lending arrangements with short contractual maturities which are expected to result in a slight reduction to the allowance for credit losses. The allowance for credit losses is expected to increase for the consumer portfolio given its longer contractual maturities. The standard will be adopted in first quarter 2020.
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
Refer to Note 1 to the consolidated financial statements in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2018 for further information about the fair value hierarchy, descriptions of the valuation methodologies and key inputs used to measure financial assets and liabilities recorded at fair value, as well as a description of the methods and significant assumptions used to estimate fair value disclosures for financial instruments not recorded at fair value in their entirety on a recurring basis.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

Assets and Liabilities Recorded at Fair Value on a Recurring Basis
The following tables present the recorded amount of assets and liabilities measured at fair value on a recurring basis as of March 31, 2019 and December 31, 2018.

(in millions)	Total	Level 1	Level 2	Level 3
March 31, 2019
Deferred compensation plan assets	$91	$91	$—	$—
Equity securities	43	43	—	—
Investment securities available-for-sale:
U.S. Treasury and other U.S. government agency securities	2,756	2,756	—	—
Residential mortgage-backed securities (a)	9,456	—	9,456	—
Total investment securities available-for-sale	12,212	2,756	9,456	—
Derivative assets:
Interest rate contracts	112	—	98	14
Energy derivative contracts	96	—	96	—
Foreign exchange contracts	15	—	15	—
Total derivative assets	223	—	209	14
Total assets at fair value	$12,569	$2,890	$9,665	$14
Derivative liabilities:
Interest rate contracts	$47	$—	$47	$—
Energy derivative contracts	93	—	93	—
Foreign exchange contracts	9	—	9	—
Total derivative liabilities	149	—	149	—
Deferred compensation plan liabilities	91	91	—	—
Total liabilities at fair value	$240	$91	$149	$—
December 31, 2018
Deferred compensation plan assets	$88	$88	$—	$—
Equity securities	43	43	—	—
Investment securities available-for-sale:
U.S. Treasury and other U.S. government agency securities	2,727	2,727	—	—
Residential mortgage-backed securities (a)	9,318	—	9,318	—
Total investment securities available-for-sale	12,045	2,727	9,318	—
Derivative assets:
Interest rate contracts	67	—	58	9
Energy derivative contracts	189	—	189	—
Foreign exchange contracts	19	—	19	—
Total derivative assets	275	—	266	9
Total assets at fair value	$12,451	$2,858	$9,584	$9
Derivative liabilities:
Interest rate contracts	$70	$—	$70	$—
Energy derivative contracts	186	—	186	—
Foreign exchange contracts	13	—	13	—
Total derivative liabilities	269	—	269	—
Deferred compensation plan liabilities	88	88	—	—
Total liabilities at fair value	$357	$88	$269	$—

(a)	Issued and/or guaranteed by U.S. government agencies or U.S. government-sponsored enterprises.
There were no transfers of assets or liabilities recorded at fair value on a recurring basis into or out of Level 1, Level 2 and Level 3 fair value measurements during each of the three-month periods ended March 31, 2019 and 2018.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

The following table summarizes the changes in Level 3 assets and liabilities measured at fair value on a recurring basis for the three-month periods ended March 31, 2019 and 2018.

			Net Realized/Unrealized Gains (Losses) (Pretax) Recorded in Earnings (b)
	Balance at Beginning of Period	Change in Classification (a)				Balance at End of Period
					Sales and Redemptions
(in millions)			Realized	Unrealized
Three Months Ended March 31, 2019
Derivative assets:
Interest rate contracts	$9	$—	$—	$5	$—	$14
Three Months Ended March 31, 2018
Equity securities	$—	$44	$—	$—	$(44)	$—
Investment securities available-for-sale:
State and municipal securities (c)	5	—	—	—	(5)	—
Equity and other non-debt securities (c)	44	(44)	—	—	—	—
Total investment securities available-for-sale	49	(44)	—	—	(5)	—
Derivative assets:
Interest rate contracts	14	—	—	(7)	—	7

(a)	Reflects the reclassification of equity securities resulting from the adoption of ASU 2016-01.

(b)	Realized and unrealized gains and losses due to changes in fair value are recorded in other noninterest income on the Consolidated Statements of Comprehensive Income.

(c)	Auction-rate securities.
Assets and Liabilities at Fair Value on a Nonrecurring Basis
The Corporation may be required to record certain assets and liabilities at fair value on a nonrecurring basis. These include assets that are recorded at the lower of cost or fair value, and were recognized at fair value since it was less than cost at the end of the period.
The following table presents assets recorded at fair value on a nonrecurring basis at March 31, 2019 and December 31, 2018. No liabilities were recorded at fair value on a nonrecurring basis at March 31, 2019 and December 31, 2018.

(in millions)	Level 3
March 31, 2019
Loans:
Commercial	$40
Commercial mortgage	2
Total assets at fair value	$42
December 31, 2018
Loans:
Commercial	$33
Commercial mortgage	2
Total assets at fair value	$35
Level 3 assets recorded at fair value on a nonrecurring basis at March 31, 2019 and December 31, 2018 included loans for which a specific allowance was established based on the fair value of collateral. The unobservable inputs were the additional adjustments applied by management to the appraised values to reflect such factors as non-current appraisals and revisions to estimated time to sell. These adjustments are determined based on qualitative judgments made by management on a case-by-case basis and are not quantifiable inputs, although they are used in the determination of fair value.
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

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

The carrying amount and estimated fair value of financial instruments not recorded at fair value in their entirety on a recurring basis on the Corporation’s Consolidated Balance Sheets are as follows:

	Carrying Amount	Estimated Fair Value
(in millions)		Total	Level 1	Level 2	Level 3
March 31, 2019
Assets
Cash and due from banks	$1,063	$1,063	$1,063	$—	$—
Interest-bearing deposits with banks	2,418	2,418	2,418	—	—
Loans held-for-sale	2	2	—	2	—
Total loans, net of allowance for loan losses (a)	49,655	50,154	—	—	50,154
Customers’ liability on acceptances outstanding	4	4	4	—	—
Restricted equity investments	264	264	264	—	—
Nonmarketable equity securities (b)	6	10
Liabilities
Demand deposits (noninterest-bearing)	26,242	26,242	—	26,242	—
Interest-bearing deposits	25,073	25,073	—	25,073	—
Certificates of deposit	2,776	2,751	—	2,751	—
Total deposits	54,091	54,066	—	54,066	—
Short-term borrowings	935	935	935	—	—
Acceptances outstanding	4	4	4	—	—
Medium- and long-term debt	6,848	6,862	—	6,862	—
Credit-related financial instruments	(55)	(55)	—	—	(55)
December 31, 2018
Assets
Cash and due from banks	$1,390	$1,390	$1,390	$—	$—
Interest-bearing deposits with banks	3,171	3,171	3,171	—	—
Loans held-for-sale	3	3	—	3	—
Total loans, net of allowance for loan losses (a)	49,492	48,889	—	—	48,889
Customers’ liability on acceptances outstanding	4	4	4	—	—
Restricted equity investments	248	248	248	—	—
Nonmarketable equity securities (b)	6	11
Liabilities
Demand deposits (noninterest-bearing)	28,690	28,690	—	28,690	—
Interest-bearing deposits	24,740	24,740	—	24,740	—
Certificates of deposit	2,131	2,100	—	2,100	—
Total deposits	55,561	55,530	—	55,530	—
Short-term borrowings	44	44	44	—	—
Acceptances outstanding	4	4	4	—	—
Medium- and long-term debt	6,463	6,436	—	6,436	—
Credit-related financial instruments	(57)	(57)	—	—	(57)

(a)	Included $42 million and $35 million of impaired loans recorded at fair value on a nonrecurring basis at March 31, 2019 and December 31, 2018, respectively.

(b)
Certain investments that are measured at fair value using the net asset value have not been classified in the fair value hierarchy. The fair value amounts presented in the table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the Consolidated Balance Sheets.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

NOTE 3 - INVESTMENT SECURITIES
A summary of the Corporation’s investment securities follows:

(in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
March 31, 2019
Investment securities available-for-sale:
U.S. Treasury and other U.S. government agency securities	$2,742	$19	$5	$2,756
Residential mortgage-backed securities (a)	9,533	36	113	9,456
Total investment securities available-for-sale	$12,275	$55	$118	$12,212

December 31, 2018
Investment securities available-for-sale:
U.S. Treasury and other U.S. government agency securities	$2,732	$14	$19	$2,727
Residential mortgage-backed securities (a)	9,493	22	197	9,318
Total investment securities available-for-sale	$12,225	$36	$216	$12,045

(a)	Issued and/or guaranteed by U.S. government agencies or U.S. government-sponsored enterprises.
A summary of the Corporation’s investment securities in an unrealized loss position as of March 31, 2019 and December 31, 2018 follows:

	Temporarily Impaired
	Less than 12 Months		12 Months or more		Total
(in millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
March 31, 2019
U.S. Treasury and other U.S. government agency securities	$1,100	$3	$378	$2	$1,478	$5
Residential mortgage-backed securities (a)	368	—	6,379	113	6,747	113
Total temporarily impaired securities	$1,468	$3	$6,757	$115	$8,225	$118
December 31, 2018
U.S. Treasury and other U.S. government agency securities	$—	$—	$1,457	$19	$1,457	$19
Residential mortgage-backed securities (a)	1,008	9	6,412	188	7,420	197
Total temporarily impaired securities	$1,008	$9	$7,869	$207	$8,877	$216

(a)	Issued and/or guaranteed by U.S. government agencies or U.S. government-sponsored enterprises.
At March 31, 2019, the Corporation had 324 securities in an unrealized loss position with no credit impairment, including 13 U.S. Treasury securities and 311 residential mortgage-backed securities. The unrealized losses for these securities resulted from changes in market interest rates and liquidity, not changes in credit quality. The Corporation ultimately expects full collection of the carrying amount of these securities, does not intend to sell the securities in an unrealized loss position, and it is not more-likely-than-not that the Corporation will be required to sell the securities in an unrealized loss position prior to recovery of amortized cost. The Corporation does not consider these securities to be other-than-temporarily impaired at March 31, 2019.
Sales, calls and write-downs of investment securities available-for-sale resulted in the following gains and losses recorded in net securities (losses) gains on the Consolidated Statements of Comprehensive Income, computed based on the adjusted cost of the specific security.

	Three Months Ended March 31,
(in millions)	2019	2018
Securities gains	$—	$1
Securities losses	(8)	—
Net securities (losses) gains	$(8)	$1

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

(in millions)
March 31, 2019	Amortized Cost	Fair Value
Contractual maturity
After one year through five years	$2,784	$2,797
After five years through ten years	1,396	1,390
After ten years	8,095	8,025
Total investment securities	$12,275	$12,212
Included in the contractual maturity distribution in the table above were residential mortgage-backed securities with total amortized cost and fair value of $9.5 billion. The actual cash flows of mortgage-backed securities may differ from contractual maturity as the borrowers of the underlying loans may exercise prepayment options.
At March 31, 2019, investment securities with a carrying value of $398 million were pledged where permitted or required by law to secure $226 million of liabilities, primarily public and other deposits of state and local government agencies as well as derivative instruments.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

NOTE 4 – CREDIT QUALITY AND ALLOWANCE FOR CREDIT LOSSES
The following table presents an aging analysis of the recorded balance of loans.

	Loans Past Due and Still Accruing
(in millions)	30-59 Days	60-89 Days	90 Days or More	Total	Nonaccrual Loans	Current Loans	Total Loans
March 31, 2019
Business loans:
Commercial	$58	$16	$19	$93	$114	$31,800	$32,007
Real estate construction:
Commercial Real Estate business line (a)	—	—	—	—	—	2,888	2,888
Other business lines (b)	6	—	—	6	—	397	403
Total real estate construction	6	—	—	6	—	3,285	3,291
Commercial mortgage:
Commercial Real Estate business line (a)	4	—	—	4	2	1,733	1,739
Other business lines (b)	14	8	5	27	14	7,209	7,250
Total commercial mortgage	18	8	5	31	16	8,942	8,989
Lease financing	—	—	—	—	2	533	535
International	15	—	—	15	3	1,022	1,040
Total business loans	97	24	24	145	135	45,582	45,862
Retail loans:
Residential mortgage	19	2	—	21	37	1,891	1,949
Consumer:
Home equity	3	1	—	4	19	1,740	1,763
Other consumer	1	—	—	1	—	727	728
Total consumer	4	1	—	5	19	2,467	2,491
Total retail loans	23	3	—	26	56	4,358	4,440
Total loans	$120	$27	$24	$171	$191	$49,940	$50,302
December 31, 2018
Business loans:
Commercial	$34	$26	$8	$68	$141	$31,767	$31,976
Real estate construction:
Commercial Real Estate business line (a)	6	—	—	6	—	2,681	2,687
Other business lines (b)	6	—	—	6	—	384	390
Total real estate construction	12	—	—	12	—	3,065	3,077
Commercial mortgage:
Commercial Real Estate business line (a)	4	—	—	4	2	1,737	1,743
Other business lines (b)	32	5	8	45	18	7,300	7,363
Total commercial mortgage	36	5	8	49	20	9,037	9,106
Lease financing	—	—	—	—	2	505	507
International	—	—	—	—	3	1,010	1,013
Total business loans	82	31	16	129	166	45,384	45,679
Retail loans:
Residential mortgage	11	3	—	14	36	1,920	1,970
Consumer:
Home equity	4	1	—	5	19	1,741	1,765
Other consumer	1	—	—	1	—	748	749
Total consumer	5	1	—	6	19	2,489	2,514
Total retail loans	16	4	—	20	55	4,409	4,484
Total loans	$98	$35	$16	$149	$221	$49,793	$50,163

(a)	Primarily loans to real estate developers.

(b)	Primarily loans secured by owner-occupied real estate.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

The following table presents loans by credit quality indicator, based on internal risk ratings assigned to each business loan at the time of approval and subjected to subsequent reviews, generally at least annually, and to pools of retail loans with similar risk characteristics.

	Internally Assigned Rating
(in millions)	Pass (a)	Special Mention (b)	Substandard (c)	Nonaccrual (d)	Total
March 31, 2019
Business loans:
Commercial	$30,669	$590	$634	$114	$32,007
Real estate construction:
Commercial Real Estate business line (e)	2,865	23	—	—	2,888
Other business lines (f)	399	4	—	—	403
Total real estate construction	3,264	27	—	—	3,291
Commercial mortgage:
Commercial Real Estate business line (e)	1,678	14	45	2	1,739
Other business lines (f)	7,003	157	76	14	7,250
Total commercial mortgage	8,681	171	121	16	8,989
Lease financing	522	9	2	2	535
International	986	38	13	3	1,040
Total business loans	44,122	835	770	135	45,862
Retail loans:
Residential mortgage	1,911	1	—	37	1,949
Consumer:
Home equity	1,736	—	8	19	1,763
Other consumer	727	1	—	—	728
Total consumer	2,463	1	8	19	2,491
Total retail loans	4,374	2	8	56	4,440
Total loans	$48,496	$837	$778	$191	$50,302
December 31, 2018
Business loans:
Commercial	$30,817	$464	$554	$141	$31,976
Real estate construction:
Commercial Real Estate business line (e)	2,664	23	—	—	2,687
Other business lines (f)	382	8	—	—	390
Total real estate construction	3,046	31	—	—	3,077
Commercial mortgage:
Commercial Real Estate business line (e)	1,682	14	45	2	1,743
Other business lines (f)	7,157	118	70	18	7,363
Total commercial mortgage	8,839	132	115	20	9,106
Lease financing	500	3	2	2	507
International	996	4	10	3	1,013
Total business loans	44,198	634	681	166	45,679
Retail loans:
Residential mortgage	1,931	3	—	36	1,970
Consumer:
Home equity	1,738	—	8	19	1,765
Other consumer	748	1	—	—	749
Total consumer	2,486	1	8	19	2,514
Total retail loans	4,417	4	8	55	4,484
Total loans	$48,615	$638	$689	$221	$50,163

(a)	Includes all loans not included in the categories of special mention, substandard or nonaccrual.

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

(d)
Nonaccrual loans are loans for which the accrual of interest has been discontinued. For further information regarding nonaccrual loans, refer to the Nonperforming Assets subheading in Note 1 - Basis of Presentation and Accounting Policies - on pages F-52 and F-53 in the Corporation's 2018 Annual Report. A significant majority of nonaccrual loans are generally consistent with the "substandard" category and the remainder are generally consistent with the "doubtful" category as defined by regulatory authorities.

(e)	Primarily loans to real estate developers.

(f)	Primarily loans secured by owner-occupied real estate.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

The following table summarizes nonperforming assets.

(in millions)	March 31, 2019	December 31, 2018
Nonaccrual loans	$191	$221
Reduced-rate loans (a)	7	8
Total nonperforming loans	198	229
Foreclosed property (b)	1	1
Total nonperforming assets	$199	$230

(a)	There were no reduced-rate business loans at both March 31, 2019 and December 31, 2018. Reduced-rate retail loans were $7 million and $8 million at March 31, 2019 and December 31, 2018, respectively.

(b)	There were no foreclosed residential real estate properties at both March 31, 2019 and December 31, 2018.
There were $1 million of retail loans secured by residential real estate properties in process of foreclosure included in nonaccrual loans at both March 31, 2019 and December 31, 2018.
Allowance for Credit Losses
The following table details the changes in the allowance for loan losses and related loan amounts.

	2019			2018
(in millions)	Business Loans	Retail Loans	Total	Business Loans	Retail Loans	Total

Three Months Ended March 31
Allowance for loan losses:
Balance at beginning of period	$627	$44	$671	$661	$51	$712
Loan charge-offs	(19)	(1)	(20)	(36)	(1)	(37)
Recoveries on loans previously charged-off	8	1	9	8	1	9
Net loan charge-offs	(11)	—	(11)	(28)	—	(28)
Provision for loan losses	(8)	(5)	(13)	20	(6)	14
Balance at end of period	$608	$39	$647	$653	$45	$698
As a percentage of total loans	1.33%	0.88%	1.29%	1.46%	0.99%	1.42%

March 31
Allowance for loan losses:
Individually evaluated for impairment	$35	$—	$35	$42	$—	$42
Collectively evaluated for impairment	573	39	612	611	45	656
Total allowance for loan losses	$608	$39	$647	$653	$45	$698
Loans:
Individually evaluated for impairment	$202	$34	$236	$384	$31	$415
Collectively evaluated for impairment	45,660	4,406	50,066	44,339	4,486	48,825
Total loans evaluated for impairment	$45,862	$4,440	$50,302	$44,723	$4,517	$49,240
Changes in the allowance for credit losses on lending-related commitments, included in accrued expenses and other liabilities on the Consolidated Balance Sheets, are summarized in the following table.

	Three Months Ended March 31,
(in millions)	2019	2018
Balance at beginning of period	$30	$42
Provision for credit losses on lending-related commitments	—	(2)
Balance at end of period	$30	$40

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

Individually Evaluated Impaired Loans
The following table presents additional information regarding individually evaluated impaired loans.

	Recorded Investment In:
(in millions)	Impaired Loans with No Related Allowance	Impaired Loans with Related Allowance	Total Impaired Loans	Unpaid Principal Balance	Related Allowance for Loan Losses
March 31, 2019
Business loans:
Commercial	$30	$114	$144	$194	$33
Commercial mortgage:
Commercial Real Estate business line (a)	39	—	39	49	—
Other business lines (b)	2	13	15	20	2
Total commercial mortgage	41	13	54	69	2
Lease financing	—	1	1	1	—
International	2	1	3	9	—
Total business loans	73	129	202	273	35
Retail loans:
Residential mortgage	16	8	24	25	—
Consumer:
Home equity	9	—	9	11	—
Other consumer	1	—	1	1	—
Total consumer	10	—	10	12	—
Total retail loans (c)	26	8	34	37	—
Total individually evaluated impaired loans	$99	$137	$236	$310	$35
December 31, 2018
Business loans:
Commercial	$50	$130	$180	$227	$24
Commercial mortgage:
Commercial Real Estate business line (a)	39	—	39	49	—
Other business lines (b)	2	16	18	23	3
Total commercial mortgage	41	16	57	72	3
International	2	1	3	8	—
Total business loans	93	147	240	307	27
Retail loans:
Residential mortgage	16	8	24	25	—
Consumer:
Home equity	11	—	11	13	—
Other consumer	1	—	1	1	—
Total consumer	12	—	12	14	—
Total retail loans (c)	28	8	36	39	—
Total individually evaluated impaired loans	$121	$155	$276	$346	$27

(a)	Primarily loans to real estate developers.

(b)	Primarily loans secured by owner-occupied real estate.

(c)	Individually evaluated retail loans generally have no related allowance for loan losses, primarily due to policy which results in direct write-downs of most restructured retail loans.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

The following table presents information regarding average individually evaluated impaired loans and the related interest recognized as of March 31, 2019 and 2018. Interest income recognized for the period primarily related to performing restructured loans.

	Individually Evaluated Impaired Loans
	2019		2018
(in millions)	Average Balance for the Period	Interest Income Recognized for the Period	Average Balance for the Period	Interest Income Recognized for the Period
Three Months Ended March 31
Business loans:
Commercial	$162	$1	$344	$1
Commercial mortgage:
Commercial Real Estate business line (a)	39	1	40	1
Other business lines (b)	16	—	25	—
Total commercial mortgage	55	1	65	1
Lease financing	1	—	—	—
International	3	—	5	—
Total business loans	221	2	414	2
Retail loans:
Residential mortgage	24	—	20	—
Consumer loans:
Home equity	10	—	11	—
Other consumer	1	—	1	—
Total consumer	11	—	12	—
Total retail loans	35	—	32	—
Total individually evaluated impaired loans	$256	$2	$446	$2

(a)	Primarily loans to real estate developers.

(b)	Primarily loans secured by owner-occupied real estate.
Troubled Debt Restructurings
The following table details the recorded balance at March 31, 2019 and 2018 of loans considered to be troubled debt restructurings (TDRs) that were restructured during the three-month periods ended March 31, 2019 and 2018, all of which were principal deferrals.

	Principal Deferrals (a)
(in millions)	2019	2018
Three Months Ended March 31,
Business loans:
Commercial	$12	$28
Commercial mortgage:
Other business lines (b)	1	1
Total business loans	13	29
Retail loans:
Consumer:
Home equity (c)	—	1
Total loans	$13	$30

(a)	Primarily represents loan balances where terms were extended 90 days or more at or above contractual interest rates.

(b)	Primarily loans secured by owner-occupied real estate.

(c)	Includes bankruptcy loans for which the court has discharged the borrower's obligation and the borrower has not reaffirmed the debt.
The Corporation charges interest on principal balances outstanding during deferral periods. Additionally, none of the modifications involved forgiveness of principal. As a result, the current and future financial effects of the recorded balance of loans considered to be TDRs that were restructured during the three months ended March 31, 2019 and 2018 were insignificant.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

At March 31, 2019 and December 31, 2018, commitments to lend additional funds to borrowers whose terms have been modified in TDRs totaled $24 million and $20 million, respectively. On an ongoing basis, the Corporation monitors the performance of modified loans to their restructured terms. The allowance for loan losses continues to be reassessed on the basis of an individual evaluation of the loan.
The following table presents information regarding the recorded balance at March 31, 2019 and 2018 of loans modified by principal deferral during the twelve-month periods ended March 31, 2019 and 2018.

	Principal Deferrals
(in millions)	2019	2018
March 31
Business loans:
Commercial	$26	$90
Commercial mortgage:
Commercial Real Estate business line (a)	—	37
Other business lines (b)	2	2
Total commercial mortgage	2	39
Total business loans	28	129
Retail loans:
Consumer:
Home equity (c)	1	2
Total loans	$29	$131

(a)	Primarily loans to real estate developers.

(b)	Primarily loans secured by owner-occupied real estate.

(c)	Includes bankruptcy loans for which the court has discharged the borrower's obligation and the borrower has not reaffirmed the debt.
During the twelve-month periods ended March 31, 2019 and 2018, loans with a carrying value of $4 million and $17 million, respectively, were modified by interest rate reduction (reduced-rate loans). There were no loans restructured into two notes (AB note restructures) during the twelve-month period ended March 31, 2019, compared to loans with a carrying value of $20 million restructured during the twelve-month period ended March 31, 2018.
For principal deferrals, incremental deterioration in the credit quality of the loan, represented by a downgrade in the risk rating of the loan, for example, due to missed interest payments or a reduction of collateral value, is considered a subsequent default. For interest rate reductions and AB note restructures, a subsequent payment default is defined in terms of delinquency, when a principal or interest payment is 90 days past due. There were no subsequent defaults of principal deferrals, interest rate reductions or AB note restructures during both the three-month periods ended March 31, 2019 and 2018.
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
Credit risk is the possible loss that may occur in the event of nonperformance by the counterparty to a financial instrument. The Corporation attempts to minimize credit risk arising from customer-initiated derivatives by evaluating the creditworthiness of each customer, adhering to the same credit approval process used for traditional lending activities and obtaining collateral as deemed necessary. Derivatives with dealer counterparties are either cleared through a clearinghouse or settled directly with a single counterparty. For derivatives settled directly with dealer counterparties, the Corporation utilizes counterparty risk limits and monitoring procedures as well as master netting arrangements and bilateral collateral agreements to facilitate the management of

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

credit risk. Master netting arrangements effectively reduce credit risk by permitting settlement of positive and negative positions and offset cash collateral held with the same counterparty on a net basis. Bilateral collateral agreements require daily exchange of cash or highly rated securities issued by the U.S. Treasury or other U.S. government entities to collateralize amounts due to either party. At March 31, 2019, counterparties with bilateral collateral agreements deposited $23 million of cash with the Corporation to secure the fair value of contracts in an unrealized gain position, and the Corporation had pledged $12 million of marketable investment securities and posted $18 million of cash as collateral for contracts in an unrealized loss position. For those counterparties not covered under bilateral collateral agreements, collateral is obtained, if deemed necessary, based on the results of management’s credit evaluation of the counterparty. Collateral varies, but may include cash, investment securities, accounts receivable, equipment or real estate. Included in the fair value of derivative instruments are credit valuation adjustments reflecting counterparty credit risk. These adjustments are determined by applying a credit spread for the counterparty or the Corporation, as appropriate, to the total expected exposure of the derivative. There were no derivative instruments with credit-risk-related contingent features that were in a liability position at March 31, 2019.
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

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

The following table presents the composition of the Corporation’s derivative instruments held or issued for risk management purposes or in connection with customer-initiated and other activities at March 31, 2019 and December 31, 2018. The table excludes commitments and warrants accounted for as derivatives.

	March 31, 2019			December 31, 2018
		Fair Value			Fair Value
(in millions)	Notional/ Contract Amount (a)	Gross Derivative Assets	Gross Derivative Liabilities	Notional/ Contract Amount (a)	Gross Derivative Assets	Gross Derivative Liabilities
Risk management purposes
Derivatives designated as hedging instruments
Interest rate contracts:
Swaps - fair value - receive fixed/pay floating	$2,975	$—	$2	$2,625	$—	$2
Swaps - cash flow - receive fixed/pay floating	800	—	—	—	—	—
Derivatives used as economic hedges
Foreign exchange contracts:
Spot, forwards and swaps	382	2	—	302	1	1
Total risk management purposes	4,157	2	2	2,927	1	3
Customer-initiated and other activities
Interest rate contracts:
Caps and floors written	908	—	1	885	—	1
Caps and floors purchased	908	1	—	885	1	—
Swaps	13,613	111	44	13,115	66	67
Total interest rate contracts	15,429	112	45	14,885	67	68
Energy contracts:
Caps and floors written	414	—	21	278	—	26
Caps and floors purchased	414	21	—	278	26	—
Swaps	1,957	75	72	2,094	163	160
Total energy contracts	2,785	96	93	2,650	189	186
Foreign exchange contracts:
Spot, forwards, options and swaps	1,289	13	9	1,095	18	12
Total customer-initiated and other activities	19,503	221	147	18,630	274	266
Total gross derivatives	$23,660	$223	$149	$21,557	$275	$269
Amounts offset in the Consolidated Balance Sheets:
Netting adjustment - Offsetting derivative assets/liabilities		(65)	(65)		(45)	(45)
Netting adjustment - Cash collateral received/posted		(18)	(18)		(174)	(1)
Net derivatives included in the Consolidated Balance Sheets (b)		140	66		56	223
Amounts not offset in the Consolidated Balance Sheets:
Marketable securities pledged under bilateral collateral agreements		—	(10)		(1)	—
Net derivatives after deducting amounts not offset in the Consolidated Balance Sheets		$140	$56		$55	$223

(a)
Notional or contractual amounts, which represent the extent of involvement in the derivatives market, are used to determine the contractual cash flows required in accordance with the terms of the agreement. These amounts are typically not exchanged, significantly exceed amounts subject to credit or market risk and are not reflected in the Consolidated Balance Sheets.

(b)
Net derivative assets are included in accrued income and other assets and net derivative liabilities are included in accrued expenses and other liabilities on the Consolidated Balance Sheets. Included in the fair value of net derivative assets and net derivative liabilities are credit valuation adjustments reflecting counterparty credit risk and credit risk of the Corporation. The fair value of net derivative assets included credit valuation adjustments for counterparty credit risk of $3 million and $2 million at March 31, 2019 and December 31, 2018, respectively.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

Risk Management
The Corporation's derivative instruments used for managing interest rate risk currently comprise swaps converting fixed-rate long-term debt to variable rates and variable-rate loans to fixed rates.
The following table details the effects of fair value hedging on the Consolidated Statements of Comprehensive Income.

	Interest on Medium- and Long-Term Debt
	Three Months Ended March 31,
(in millions)	2019	2018
Total interest on medium-and long-term debt (a)	$51	$25

Fair value hedging relationships:
Interest rate contracts:
Hedged items	26	15
Derivatives designated as hedging instruments	1	(3)
(a) Includes the effects of hedging.
The impact of cash flow hedging was insignificant for the three months ended March 31, 2019.
The following table summarizes the expected weighted average remaining maturity of the notional amount of risk management interest rate swaps, the carrying amount of the related hedged items and the weighted average interest rates associated with amounts expected to be received or paid on interest rate swap agreements as of March 31, 2019 and December 31, 2018.

			Weighted Average
(dollar amounts in millions)	Derivative Notional Amount	Carrying Value of Hedged Items (a)	Remaining Maturity (in years)	Receive Rate	Pay Rate (b)
March 31, 2019
Swaps - cash flow - receive fixed/pay floating rate
Variable rate loans	$800	$800	3.0	2.34%	2.49%
Swaps - fair value - receive fixed/pay floating rate
Medium- and long-term debt	2,975	3,048	4.4	3.47	3.56
December 31, 2018
Swaps - fair value - receive fixed/pay floating rate
Medium- and long-term debt	2,625	2,663	3.9	3.40	3.45

(a)
Included $88 million and $49 million of cumulative hedging adjustments to fair value hedges at March 31, 2019 and December 31, 2018, respectively, which included $7 million and $8 million, respectively, of hedging adjustment on a discontinued hedging relationship.

(b)	Variable rates paid on receive fixed swaps designated as fair value and cash flow hedges are based on one- and six-month LIBOR rates in effect at March 31, 2019 and December 31, 2018.
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
For customer-initiated foreign exchange contracts where offsetting positions have not been taken, the Corporation manages the remaining inherent market risk through individual foreign currency position limits and aggregate value-at-risk limits. These limits are established annually and reviewed quarterly. For those customer-initiated derivative contracts which were not offset or where the Corporation holds a position within the limits described above, the Corporation recognized no net gains or losses in other noninterest income in the Consolidated Statements of Comprehensive Income for both the three-month periods ended March 31, 2019 and 2018.

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

		Three Months Ended March 31,
(in millions)	Location of Gain	2019	2018
Interest rate contracts	Other noninterest income	$6	$4
Energy contracts	Other noninterest income	1	—
Foreign exchange contracts	Foreign exchange income	11	12
Total		$18	$16
Credit-Related Financial Instruments
The Corporation issues off-balance sheet financial instruments in connection with commercial and consumer lending activities. The Corporation’s credit risk associated with these instruments is represented by the contractual amounts indicated in the following table.

(in millions)	March 31, 2019	December 31, 2018
Unused commitments to extend credit:
Commercial and other	$23,629	$24,266
Bankcard, revolving check credit and home equity loan commitments	3,054	3,001
Total unused commitments to extend credit	$26,683	$27,267
Standby letters of credit	$3,211	$3,244
Commercial letters of credit	29	39
The Corporation maintains an allowance to cover probable credit losses inherent in lending-related commitments, including unused commitments to extend credit, letters of credit and financial guarantees. The allowance for credit losses on lending-related commitments, included in accrued expenses and other liabilities on the Consolidated Balance Sheets, was $30 million at both March 31, 2019 and December 31, 2018.
Unused Commitments to Extend Credit
Commitments to extend credit are legally binding agreements to lend to a customer, provided there is no violation of any condition established in the contract. These commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many commitments expire without being drawn upon, the total contractual amount of commitments does not necessarily represent future cash requirements of the Corporation. Commercial and other unused commitments are primarily variable rate commitments. The allowance for credit losses on lending-related commitments included $23 million and $24 million at March 31, 2019 and December 31, 2018, respectively, for probable credit losses inherent in the Corporation’s unused commitments to extend credit.
Standby and Commercial Letters of Credit
Standby letters of credit represent conditional obligations of the Corporation which guarantee the performance of a customer to a third party. Standby letters of credit are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing and similar transactions. Commercial letters of credit are issued to finance foreign or domestic trade transactions. These contracts expire in decreasing amounts through the year 2028. The Corporation may enter into participation arrangements with third parties that effectively reduce the maximum amount of future payments which may be required under standby and commercial letters of credit. These risk participations covered $126 million and $136 million of the $3.2 billion and $3.3 billion standby and commercial letters of credit outstanding at March 31, 2019 and December 31, 2018, respectively.
The carrying value of the Corporation’s standby and commercial letters of credit, included in accrued expenses and other liabilities on the Consolidated Balance Sheets, totaled $33 million at March 31, 2019, including $26 million in deferred fees and $7 million in the allowance for credit losses on lending-related commitments. At December 31, 2018, the comparable amounts were $34 million, $28 million and $6 million, respectively.
The following table presents a summary of criticized standby and commercial letters of credit at March 31, 2019 and December 31, 2018. The Corporation's criticized list is generally consistent with the Special Mention, Substandard and Doubtful categories defined by regulatory authorities. The Corporation manages credit risk through underwriting, periodically reviewing and approving its credit exposures using Board committee approved credit policies and guidelines.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

(dollar amounts in millions)	March 31, 2019	December 31, 2018
Total criticized standby and commercial letters of credit	$50	$49
As a percentage of total outstanding standby and commercial letters of credit	1.5%	1.5%
Other Credit-Related Financial Instruments
The Corporation enters into credit risk participation agreements, under which the Corporation assumes credit exposure associated with a borrower’s performance related to certain interest rate derivative contracts. The Corporation is not a party to the interest rate derivative contracts and only enters into these credit risk participation agreements in instances in which the Corporation is also a party to the related loan participation agreement for such borrowers. The Corporation manages its credit risk on the credit risk participation agreements by monitoring the creditworthiness of the borrowers, which is based on the normal credit review process had it entered into the derivative instruments directly with the borrower. The notional amount of such credit risk participation agreement reflects the pro-rata share of the derivative instrument, consistent with its share of the related participated loan. As of March 31, 2019 and December 31, 2018, the total notional amount of the credit risk participation agreements was approximately $674 million and $703 million, respectively, and the fair value was insignificant for both periods. The maximum estimated exposure to these agreements, as measured by projecting a maximum value of the guaranteed derivative instruments, assuming 100 percent default by all obligors on the maximum values, was $12 million and $7 million at March 31, 2019 and December 31, 2018, respectively. In the event of default, the lead bank has the ability to liquidate the assets of the borrower, in which case the lead bank would be required to return a percentage of the recouped assets to the participating banks. As of March 31, 2019, the weighted average remaining maturity of outstanding credit risk participation agreements was 3.6 years.
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
The Corporation accounts for its interests in LIHTC entities using the proportional amortization method. Exposure to loss as a result of the Corporation’s involvement with LIHTC entities at March 31, 2019 was limited to $443 million. Ownership interests in other tax credit entities are accounted for under either the cost or equity method. Exposure to loss as a result of the Corporation's involvement in other tax credit entities at March 31, 2019 was limited to $6 million.
Investment balances, including all legally binding commitments to fund future investments, are included in accrued income and other assets on the Consolidated Balance Sheets. A liability is recognized in accrued expenses and other liabilities on the Consolidated Balance Sheets for all legally binding unfunded commitments to fund tax credit entities ($172 million at March 31, 2019). Amortization and other write-downs of LIHTC investments are presented on a net basis as a component of the provision for income taxes on the Consolidated Statements of Comprehensive Income, while amortization and write-downs of other tax credit investments are recorded in other noninterest income. The income tax credits and deductions are recorded as a reduction of income tax expense and a reduction of federal income taxes payable.
The Corporation provided no financial or other support that was not contractually required to any of the above VIEs during the three months ended March 31, 2019 and 2018.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

The following table summarizes the impact of these tax credit entities on line items on the Corporation’s Consolidated Statements of Comprehensive Income.

	Three Months Ended March 31,
(in millions)	2019	2018
Other noninterest income:
Amortization of other tax credit investments	$1	$1
Provision for income taxes:
Amortization of LIHTC investments	15	15
Low income housing tax credits	(15)	(15)
Other tax benefits related to tax credit entities	(3)	(3)
Total provision for income taxes	$(3)	$(3)
For further information on the Corporation’s consolidation policy, see Note 1 to the consolidated financial statements in the Corporation's 2018 Annual Report.
NOTE 7 - MEDIUM- AND LONG-TERM DEBT
Medium- and long-term debt is summarized as follows:

(in millions)	March 31, 2019	December 31, 2018
Parent company
Subordinated notes:
3.80% subordinated notes due 2026 (a)	$256	$250
Medium- and long-term notes:
2.125% notes due 2019 (a)	349	348
3.70% notes due 2023 (a)	869	861
4.00% notes due 2029 (a)	358	—
Total medium-term notes	1,576	1,209
Total parent company	1,832	1,459
Subsidiaries
Subordinated notes:
4.00% subordinated notes due 2025 (a)	349	343
7.875% subordinated notes due 2026 (a)	200	198
Total subordinated notes	549	541
Medium-term notes:
2.50% notes due 2020 (a)	667	663
Federal Home Loan Bank (FHLB) advances:
Floating-rate based on FHLB auction rate due 2026	2,800	2,800
Floating-rate based on FHLB auction rate due 2028	1,000	1,000
Total FHLB advances	3,800	3,800
Total subsidiaries	5,016	5,004
Total medium- and long-term debt	$6,848	$6,463

(a)
The fixed interest rates on these notes have been swapped to a variable rate and designated in a hedging relationship. Accordingly, carrying value has been adjusted to reflect the change in the fair value of the debt as a result of changes in the benchmark rate.

Subordinated notes with remaining maturities greater than one year qualify as Tier 2 capital.
Comerica Bank (the Bank), a wholly-owned subsidiary of the Corporation, is a member of the FHLB, which provides short- and long-term funding to its members through advances collateralized by real estate-related assets. The interest rate on the FHLB advances resets between four and eight weeks, based on the FHLB auction rate. At March 31, 2019, the weighted-average rate on the FHLB advances was 2.60%. Each note may be prepaid in full, without penalty, at each scheduled reset date. Borrowing capacity is contingent on the amount of collateral available to be pledged to the FHLB. At March 31, 2019, $16.3 billion of real estate-related loans were pledged to the FHLB as collateral for current and potential future borrowings of approximately $4.6 billion.
On February 1, 2019, the Corporation issued $350 million of 4.00% senior notes maturing in 2029, swapped to a floating rate at 30-day LIBOR plus 129 basis points.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

Unamortized debt issuance costs deducted from the carrying amount of medium- and long-term debt totaled $10 million at March 31, 2019 and $8 million at December 31, 2018.
NOTE 8 - ACCUMULATED OTHER COMPREHENSIVE LOSS
The following table presents a reconciliation of the changes in the components of accumulated other comprehensive loss and details the components of other comprehensive income (loss) for the three months ended March 31, 2019 and 2018, including the amount of income tax expense (benefit) allocated to each component of other comprehensive income (loss).

	Three Months Ended March 31,
(in millions)	2019	2018
Accumulated net unrealized losses on investment securities:
Balance at beginning of period, net of tax	$(138)	$(101)

Cumulative effect of change in accounting principle	—	1

Net unrealized holding gains (losses) arising during the period	109	(142)
Less: Provision (benefit) for income taxes	25	(33)
Net unrealized holding gains (losses) arising during the period, net of tax	84	(109)
Less:
Net realized losses included in net securities losses	(8)	—
Less: Benefit for income taxes	(2)	—
Reclassification adjustment for net securities losses included in net income, net of tax	(6)	—
Change in net unrealized gains (losses) on investment securities, net of tax	90	(109)
Balance at end of period, net of tax	$(48)	$(209)

Accumulated net gains on cash flow hedges:
Balance at beginning of period, net of tax	$—	$—

Net cash flow hedge gains arising during the period	4	—
Less: Provision for income taxes	1	—
Change in net cash flow hedge gains, net of tax	3	—
Balance at end of period, net of tax	$3	$—

Accumulated defined benefit pension and other postretirement plans adjustment:
Balance at beginning of period, net of tax	$(471)	$(350)

Amortization of actuarial net loss	11	15
Amortization of prior service credit	(7)	(7)
Amounts recognized in other noninterest expense	4	8
Less: Provision for income taxes	1	2
Change in defined benefit pension and other postretirement plans adjustment, net of tax	3	6
Balance at end of period, net of tax	$(468)	$(344)
Total accumulated other comprehensive loss at end of period, net of tax	$(513)	$(553)

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

NOTE 9 - NET INCOME PER COMMON SHARE
Basic and diluted net income per common share are presented in the following table.

	Three Months Ended March 31, 2019
(in millions, except per share data)	2019	2018
Basic and diluted
Net income	$339	$281
Less: Income allocated to participating securities	2	2
Net income attributable to common shares	$337	$279

Basic average common shares	158	172

Basic net income per common share	$2.14	$1.62

Basic average common shares	158	172
Dilutive common stock equivalents:
Net effect of the assumed exercise of stock options	2	2
Net effect of the assumed exercise of warrants	—	1
Diluted average common shares	160	175

Diluted net income per common share	$2.11	$1.59
The following average shares related to outstanding options to purchase shares of common stock were not included in the computation of diluted net income per common share because the options were anti-dilutive for the period.

	Three Months Ended March 31, 2019
(shares in millions)	2019	2018
Average outstanding options	0.42	—
Range of exercise prices	$80.17 - $95.25	—
NOTE 10 - EMPLOYEE BENEFIT PLANS
Net periodic defined benefit cost (credit) comprise service cost and other components of net benefit cost (credit). Service costs are included in salaries and benefits expense and other components of net benefit cost (credit) are included in other noninterest expenses on the Consolidated Statements of Comprehensive Income. For further information on the Corporation's employee benefit plans, refer to Note 17 to the consolidated financial statements in the Corporation's 2018 Annual Report.
The components of net periodic benefit cost (credit) for the Corporation's qualified pension plan, non-qualified pension plan and postretirement benefit plan are as follows.

Qualified Defined Benefit Pension Plan	Three Months Ended March 31,
(in millions)	2019	2018
Service cost	$8	$7

Other components of net benefit credit:
Interest cost	20	19
Expected return on plan assets	(42)	(41)
Amortization of prior service credit	(5)	(5)
Amortization of net loss	9	13
Total other components of net benefit credit	(18)	(14)
Net periodic defined benefit credit	$(10)	$(7)

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

Non-Qualified Defined Benefit Pension Plan	Three Months Ended March 31,
(in millions)	2019	2018
Service cost	$1	$—

Other components of net benefit cost:
Interest cost	2	2
Amortization of prior service credit	(2)	(2)
Amortization of net loss	2	2
Total other components of net benefit cost	2	2
Net periodic defined benefit cost	$3	$2

Postretirement Benefit Plan	Three Months Ended March 31,
(in millions)	2019	2018
Other components of net benefit credit:
Interest cost	$1	$1
Expected return on plan assets	(1)	(1)
Net periodic defined benefit credit	$—	$—
NOTE 11 - INCOME TAXES AND TAX-RELATED ITEMS
At March 31, 2019, net unrecognized tax benefits were $15 million, compared to $14 million at December 31, 2018. The Corporation anticipates it is reasonably possible settlements with tax authorities will result in a $1 million decrease in net unrecognized tax benefits within the next twelve months. The liability for tax-related interest and penalties included in accrued expenses and other liabilities was $7 million at both March 31, 2019 and December 31, 2018.
Net deferred tax assets were $145 million at March 31, 2019, compared to $166 million at December 31, 2018. The $21 million decrease in net deferred tax assets resulted primarily from a decrease in deferred tax assets related to unrealized losses on investment securities available-for-sale and the allowance for loan losses, partially offset by the decrease to deferred tax liabilities related to lease financing transactions and the allowance for depreciation. Included in deferred tax assets at both March 31, 2019 and December 31, 2018 were $4 million of state net operating loss carryforwards, which expire between 2019 and 2028. The Corporation believes it is more likely than not the benefit from certain of these state net operating loss carryforwards will not be realized and, accordingly, maintained a valuation allowance of $3 million at both March 31, 2019 and December 31, 2018.
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
NOTE 12 - CONTINGENT LIABILITIES
Legal Proceedings
As previously reported in the Corporation's Form 10-K for the year ended December 31, 2018, the Bank was named in November 2011 as a third-party defendant in Butte Local Development v. Masters Group v. Comerica Bank (the case), for lender liability. The case was tried in January 2014, in the Montana Second District Judicial Court for Silver Bow County in Butte, Montana. On January 17, 2014, a jury awarded Masters $52 million against the Bank. On July 1, 2015, after an appeal filed by the Corporation, the Montana Supreme Court reversed the judgment against the Corporation and remanded the case for a new trial with instructions that Michigan contract law should apply and dismissing all other claims. The case was retried in the same district court, without a jury, in January 2017, and the Corporation awaits a ruling. Management believes current reserves related to this case are adequate in the event of a negative outcome.
The Corporation and certain of its subsidiaries are subject to various other pending or threatened legal proceedings arising out of the normal course of business or operations. The Corporation believes it has meritorious defenses to the claims asserted against it in its other currently outstanding legal proceedings and, with respect to such legal proceedings, intends to continue to defend itself vigorously, litigating or settling cases according to management’s judgment as to what is in the best interests of the

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

Corporation and its shareholders. Settlement may result from the Corporation's determination that it may be more prudent financially to settle, rather than litigate, and should not be regarded as an admission of liability. On at least a quarterly basis, the Corporation assesses its potential liabilities and contingencies in connection with outstanding legal proceedings utilizing the latest information available. On a case-by-case basis, reserves are established for those legal claims for which it is probable that a loss will be incurred either as a result of a settlement or judgment, and the amount of such loss can be reasonably estimated. The actual costs of resolving these claims may be substantially higher or lower than the amounts reserved. Based on current knowledge, and after consultation with legal counsel, management believes current reserves are adequate, and the amount of any incremental liability arising from these matters is not expected to have a material adverse effect on the Corporation’s consolidated financial condition, results of operations or cash flows. Legal fees of $1 million and $3 million for the three-month periods ended March 31, 2019 and 2018, respectively, were included in other noninterest expenses on the Consolidated Statements of Comprehensive Income.
For matters where a loss is not probable, the Corporation has not established legal reserves. The Corporation believes the estimate of the aggregate range of reasonably possible losses, in excess of reserves established, for all legal proceedings in which it is involved is from zero to approximately $34 million at March 31, 2019. This estimated aggregate range of reasonably possible losses is based upon currently available information for those proceedings in which the Corporation is involved, taking into account the Corporation’s best estimate of such losses for those cases for which such estimate can be made. For certain cases, the Corporation does not believe an estimate can currently be made. The Corporation’s estimate involves significant judgment, given the varying stages of the proceedings (including the fact many are currently in preliminary stages), the existence in certain proceedings of multiple defendants (including the Corporation) whose share of liability has yet to be determined, the numerous yet-unresolved issues in many of the proceedings (including issues regarding class certification and the scope of many of the claims) and the attendant uncertainty of the various potential outcomes of such proceedings. Accordingly, the Corporation’s estimate will change from time to time, and actual losses may be more or less than the current estimate.
In the event of unexpected future developments, it is possible the ultimate resolution of these matters, if unfavorable, may be material to the Corporation's consolidated financial condition, results of operations or cash flows.
For information regarding income tax contingencies, refer to Note 11.
NOTE 13 - BUSINESS SEGMENT INFORMATION
The Corporation has strategically aligned its operations into three major business segments: the Business Bank, the Retail Bank and Wealth Management. These business segments are differentiated based on the type of customer and the related products and services provided. In addition to the three major business segments, the Finance Division is also reported as a segment. Business segment results are produced by the Corporation’s internal management accounting system. This system measures financial results based on the internal business unit structure of the Corporation. The performance of the business segments is not comparable with the Corporation's consolidated results and is not necessarily comparable with similar information for any other financial institution. Additionally, because of the interrelationships of the various segments, the information presented is not indicative of how the segments would perform if they operated as independent entities. The management accounting system assigns balance sheet and income statement items to each business segment using certain methodologies, which are regularly reviewed and refined. From time to time, the Corporation may make reclassifications among the segments to more appropriately reflect management's current view of the segments, and methodologies may be modified as the management accounting system is enhanced and changes occur in the organizational structure and/or product lines. For comparability purposes, amounts in all periods are based on business unit structure and methodologies in effect at March 31, 2019.
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
For further information on the methodologies which form the basis for these results refer to Note 23 to the consolidated financial statements in the Corporation's 2018 Annual Report.
Business segment financial results are as follows:

	Business Bank	Retail Bank	Wealth Management	Finance	Other		Total
(dollar amounts in millions)
Three Months Ended March 31, 2019
Earnings summary:
Net interest income (expense)	$412	$146	$47	$(15)	$16		$606
Provision for credit losses	(6)	(4)	(5)	—	2		(13)
Noninterest income	136	31	64	4	3		238
Noninterest expenses	198	145	72	—	18		433
Provision (benefit) for income taxes	82	8	11	(4)	(12)	(a)	85
Net income (loss)	$274	$28	$33	$(7)	$11		$339
Net credit-related charge-offs (recoveries)	$12	$—	$(1)	$—	$—		$11

Selected average balances:
Assets	$43,909	$2,812	$5,174	$13,911	$3,965		$69,771
Loans	42,538	2,103	5,036	—	—		49,677
Deposits	28,463	20,470	3,801	1,130	132		53,996

Statistical data:
Return on average assets (b)	2.53%	0.54%	2.67%	n/m	n/m		1.97%
Efficiency ratio (c)	36.23	81.12	64.41	n/m	n/m		50.81

Three Months Ended March 31, 2018
Earnings summary:
Net interest income (expense)	$381	$127	$43	$(14)	$12		$549
Provision for credit losses	16	(2)	(4)	—	2		12
Noninterest income	131	33	67	11	2		244
Noninterest expenses	213	148	72	(1)	14		446
Provision (benefit) for income taxes	65	3	10	(3)	(21)	(a)	54
Net income	$218	$11	$32	$1	$19		$281
Net credit-related charge-offs (recoveries)	$30	$—	$(2)	$—	$—		$28

Selected average balances:
Assets	$42,706	$2,632	$5,373	$13,779	$5,836		$70,326
Loans	41,102	2,073	5,246	—	—		48,421
Deposits	30,485	20,893	3,796	823	93		56,090

Statistical data:
Return on average assets (b)	2.07%	0.20%	2.42%	n/m	n/m		1.62%
Efficiency ratio (c)	41.55	92.16	65.81	n/m	n/m		56.33

(a)	Included discrete tax benefits of $11 million and $22 million for the three months ended March 31, 2019 and 2018, respectively.

(b)	Return on average assets is calculated based on the greater of average assets or average liabilities and attributed equity.

(c)
Noninterest expenses as a percentage of the sum of net interest income and noninterest income excluding gains (losses) from securities and a derivative contract tied to the conversion rate of Visa Class B shares.

n/m – not meaningful

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

The Corporation operates in three primary markets - Texas, California, and Michigan, as well as in Arizona and Florida, with select businesses operating in several other states, and in Canada and Mexico. The Corporation produces market segment results for the Corporation’s three primary geographic markets as well as Other Markets. Other Markets includes Florida, Arizona, the International Finance division and businesses with a national perspective. The Finance & Other category includes the Finance segment and the Other category as previously described. Market segment results are provided as supplemental information to the business segment results and may not meet all operating segment criteria as set forth in GAAP. For comparability purposes, amounts in all periods are based on market segments and methodologies in effect at March 31, 2019.
A discussion of the financial results and the factors impacting performance can be found in the section entitled "Market Segments" in the financial review.
Market segment financial results are as follows:

	Michigan	California	Texas	Other Markets	Finance & Other		Total
(dollar amounts in millions)
Three Months Ended March 31, 2019
Earnings summary:
Net interest income	$187	$205	$122	$91	$1		$606
Provision for credit losses	5	(1)	(11)	(8)	2		(13)
Noninterest income	71	41	32	87	7		238
Noninterest expenses	140	100	84	91	18		433
Provision (benefit) for income taxes	26	37	19	19	(16)	(a)	85
Net income	$87	$110	$62	$76	$4		$339
Net credit-related charge-offs (recoveries)	$4	$(3)	$13	$(3)	$—		$11

Selected average balances:
Assets	$13,075	$19,048	$10,920	$8,852	$17,876		$69,771
Loans	12,557	18,768	10,270	8,082	—		49,677
Deposits	19,893	16,245	8,698	7,898	1,262		53,996

Statistical data:
Return on average assets (b)	1.74%	2.32%	2.30%	3.48%	n/m		1.97%
Efficiency ratio (c)	53.82	40.85	54.60	50.99	n/m		50.81

Three Months Ended March 31, 2018
Earnings summary:
Net interest income (expense)	$175	$188	$111	$78	$(3)		$549
Provision for credit losses	34	(2)	(14)	(8)	2		12
Noninterest income	73	39	31	88	13		244
Noninterest expenses	144	106	92	91	13		446
Provision (benefit) for income taxes	17	32	15	15	(25)	(a)	54
Net income	$53	$91	$49	$68	$20		$281
Net credit-related (recoveries) charge-offs	$(1)	$13	$5	$11	$—		$28

Selected average balances:
Assets	$13,395	$18,582	$10,373	$8,361	$19,615		$70,326
Loans	12,604	18,347	9,830	7,640	—		48,421
Deposits	21,224	17,091	9,188	7,670	917		56,090

Statistical data:
Return on average assets (b)	0.98%	1.98%	1.91%	3.32%	n/m		1.62%
Efficiency ratio (c)	57.99	46.82	64.71	54.98	n/m		56.33

(a)	Included discrete tax benefits of $11 million and $22 million for the three months ended March 31, 2019 and 2018, respectively.

(b)	Return on average assets is calculated based on the greater of average assets or average liabilities and attributed equity.

(c)
Noninterest expenses as a percentage of the sum of net interest income and noninterest income excluding gains (losses) from securities and a derivative contract tied to the conversion rate of Visa Class B shares.

n/m – not meaningful

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

NOTE 14 - REVENUE FROM CONTRACTS WITH CUSTOMERS
Revenue from contracts with customers comprises the noninterest income earned by the Corporation in exchange for services provided to customers. The following table presents the composition of revenue from contracts with customers, segregated from other sources of noninterest income, by business segment.

	Business Bank	Retail Bank	Wealth Management	Finance & Other	Total
(in millions)
Three Months Ended March 31, 2019
Revenue from contracts with customers:
Card fees	$53	$9	$1	$—	$63
Service charges on deposit accounts	33	17	1	—	51
Fiduciary income	—	—	49	—	49
Commercial loan servicing fees (a)	4	—	—	—	4
Brokerage fees	—	—	7	—	7
Other noninterest income (b)	2	3	5	—	10
Total revenue from contracts with customers	92	29	63	—	184
Other sources of noninterest income	44	2	1	7	54
Total noninterest income	$136	$31	$64	$7	$238

Three Months Ended March 31, 2018
Revenue from contracts with customers:
Card fees	$49	$9	$1	$—	$59
Service charges on deposit accounts	35	18	1	—	54
Fiduciary income	—	—	52	—	52
Commercial loan servicing fees (a)	4	—	—	—	4
Brokerage fees	—	—	7	—	7
Other noninterest income (b)	4	5	4	—	13
Total revenue from contracts with customers	92	32	65	—	189
Other sources of noninterest income	39	1	2	13	55
Total noninterest income	$131	$33	$67	$13	$244

(a)	Included in commercial lending fees on the Consolidated Statements of Comprehensive Income.

(b)	Excludes derivative, warrant and other miscellaneous income.
Adjustments to revenue during the three-month periods ended March 31, 2019 and 2018 for refunds or credits relating to prior periods were not significant.
Revenue from contracts with customers did not generate significant contract assets and liabilities.

NOTE 15 - LEASES
As a lessee, the Corporation has entered into operating leases for the majority of its real estate locations, primarily retail and office space. The Corporation recognized total lease expense of $19 million, including $15 million of operating lease expense and $4 million of variable lease expense, for the three months ended March 31, 2019.
At March 31, 2019, the Corporation's ROU assets and operating lease liabilities were $318 million and $355 million, respectively. The weighted average lease term for the lease liabilities was 9 years, and the weighted average discount rate of remaining payments was 3.93 percent. Lease liabilities from new ROU assets obtained during the three months ended March 31, 2019 totaled $4 million. Cash paid on operating lease liabilities was $16 million for the three months ended March 31, 2019.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

As of March 31, 2019, the contractual maturities of operating lease liabilities were as follows:

(in millions)
Years Ending December 31
2019 (a)	$43
2020	63
2021	55
2022	46
2023	39
Thereafter	182
Total contractual maturities	428
Less imputed interest	(73)
Total operating lease liabilities	$355
(a) Contractual maturities for the nine months remaining in 2019.
As a lessor, the Corporation leases certain types of manufacturing and warehouse equipment as well as public and private transportation vehicles to its customers. The Corporation recognized $3 million of lease-related revenue, primarily interest income from sales-type and direct financing leases, for the three months ended March 31, 2019. At March 31, 2019, the Corporation's net investment in sales-type and direct financing leases was $320 million.
As of March 31, 2019, the contractual maturities of sales-type and direct financing lease receivables were as follows:

(in millions)
Years Ending December 31
2019 (a)	$65
2020	66
2021	54
2022	48
2023	42
Thereafter	68
Total lease payments receivable	343
Less deferred interest income	(23)
Total lease receivables (b)	$320
(a) Contractual maturities for the nine months remaining in 2019.
(b) Includes unguaranteed residual values of $60 million and excludes net investment in leveraged leases of $215 million.

ITEM 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations
FORWARD-LOOKING STATEMENTS
This report includes forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. In addition, the Corporation may make other written and oral communications from time to time that contain such statements. All statements regarding the Corporation's expected financial position, strategies and growth prospects and general economic conditions expected to exist in the future are forward-looking statements. The words, "anticipates," "believes," "contemplates," "feels," "expects," "estimates," "seeks," "strives," "plans," "intends," "outlook," "forecast," "position," "target," "mission," "assume," "achievable," "potential," "strategy," "goal," "aspiration," "opportunity," "initiative," "outcome," "continue," "remain," "maintain," "on track," "trend," "objective," "looks forward," "projects," "models," and variations of such words and similar expressions, or future or conditional verbs such as "will," "would," "should," "could," "might," "can," "may" or similar expressions, as they relate to the Corporation or its management, are intended to identify forward-looking statements. These forward-looking statements are predicated on the beliefs and assumptions of the Corporation's management based on information known to the Corporation's management as of the date of this report and do not purport to speak as of any other date. Forward-looking statements may include descriptions of plans and objectives of the Corporation's management for future or past operations, products or services and forecasts of the Corporation's revenue, earnings or other measures of economic performance, including statements of profitability, business segments and subsidiaries as well as estimates of credit trends and global stability. Such statements reflect the view of the Corporation's management as of this date with respect to future events and are subject to risks and uncertainties. Should one or more of these risks materialize or should underlying beliefs or assumptions prove incorrect, the Corporation's actual results could differ materially from those discussed. Factors that could cause or contribute to such differences are changes in general economic, political or industry conditions; changes in monetary and fiscal policies; operational, systems or infrastructure failures; reliance on other companies to provide certain key components of business infrastructure; cybersecurity risks; whether the Corporation may achieve opportunities for revenue enhancements and efficiency improvements under the GEAR Up initiative, or changes in the scope or assumptions underlying the GEAR Up initiative; the Corporation's ability to maintain adequate sources of funding and liquidity; the effects of more stringent capital requirements; declines or other changes in the businesses or industries of the Corporation's customers; unfavorable developments concerning credit quality; changes in regulation or oversight; heightened legislative and regulatory focus on cybersecurity and data privacy; fluctuations in interest rates and their impact on deposit pricing; transitions away from LIBOR towards new interest rate benchmarks; reductions in the Corporation's credit rating; damage to the Corporation's reputation; the Corporation's ability to utilize technology to efficiently and effectively develop, market and deliver new products and services; competitive product and pricing pressures among financial institutions within the Corporation's markets; the interdependence of financial service companies; the implementation of the Corporation's strategies and business initiatives; changes in customer behavior; management's ability to maintain and expand customer relationships; the effectiveness of methods of reducing risk exposures; the effects of catastrophic events including, but not limited to, hurricanes, tornadoes, earthquakes, fires, droughts and floods; the impacts of future legislative, administrative or judicial changes to tax regulations; any future strategic acquisitions or divestitures; management's ability to retain key officers and employees; the impact of legal and regulatory proceedings or determinations; losses due to fraud; the effects of terrorist activities and other hostilities; changes in accounting standards; the critical nature of the Corporation's accounting policies; controls and procedures failures; and the volatility of the Corporation's stock price. The Corporation cautions that the foregoing list of factors is not all-inclusive. For discussion of factors that may cause actual results to differ from expectations, please refer to our filings with the Securities and Exchange Commission. In particular, please refer to “Item 1A. Risk Factors” beginning on page 12 of the Corporation's Annual Report on Form 10-K for the year ended December 31, 2018. Forward-looking statements speak only as of the date they are made. The Corporation does not undertake to update forward-looking statements to reflect facts, circumstances, assumptions or events that occur after the date the forward-looking statements are made. For any forward-looking statements made in this report or in any documents, the Corporation claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

RESULTS OF OPERATIONS
Net income for the three months ended March 31, 2019 was $339 million, an increase of $58 million compared to $281 million for the three months ended March 31, 2018. Net income per diluted common share for the same respective periods was $2.11 compared to $1.59. Careful management of loan and deposit pricing in a rising rate environment, sustained strong credit quality and expense control contributed to the increase in net income.
The following table lists certain items impacting net income and earnings per share for the three-month periods ended March 31, 2019 and 2018.

	Three Months Ended March 31,
	2019		2018
(in millions, except per share data)	Amount	Per Share	Amount	Per Share
Securities repositioning loss, net of tax (a)	$(6)	$(0.04)	$—	$—
Restructuring charges, net of tax	—	—	(12)	(0.07)
Discrete tax items (b)	11	0.07	22	0.12

(a)	Losses incurred on the sale of approximately $1 billion of treasury securities that were replaced by securities yielding about $1 million of additional interest per quarter.

(b)	Primarily tax benefits from employee stock transactions.
Full-Year 2019 Outlook
For full-year 2019 compared to the full-year 2018, management expects the following, assuming a continuation of the current economic and rate environment:

•	Growth in average loans of 2 percent to 4 percent, reflecting increases in most lines of business.

•	Decline in average deposits of 1 percent to 2 percent from a decrease in noninterest-bearing deposits.

•
Growth in net interest income of 3 percent to 4 percent from the full-year net benefit of higher interest rates, growth in average loans and repositioning the securities portfolio, partially offset by higher wholesale funding, a shift in deposit mix and lower interest recoveries.

•	Provision for credit losses of 10 basis points to 15 basis points and net charge-offs to remain low, with continued strong credit quality.

•
Noninterest income higher by 1 percent to 2 percent (including $8 million securities repositioning loss in first quarter 2019), benefiting from growth in card fees and fiduciary income, partially offset by lower derivative income and service charges on deposit accounts.

•
Noninterest expenses lower by 3 percent, reflecting the end of restructuring charges from the GEAR Up initiatives ($53 million in full-year 2018), Federal Deposit Insurance Corporation ("FDIC") insurance expense lower by $16 million from the discontinuance of the surcharge, as well as lower compensation and pension expense, partially offset by higher outside processing expenses in line with growing revenue, technology expenditures and typical inflationary pressures.

◦	Lower compensation driven by incentive compensation, partially offset by merit increases.

•	Income tax expense to be approximately 23 percent of pre-tax income, excluding any tax impact from employee stock transactions.

◦	Full-year 2018 included discrete tax benefits of $48 million.

•	Common equity Tier 1 capital ratio target of 9.5 percent to 10 percent through continued return of excess capital.

Net Interest Income
Quarterly Analysis of Net Interest Income

	Three Months Ended
	March 31, 2019			March 31, 2018
(dollar amounts in millions)	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Commercial loans	$31,461	$394	5.07%	$30,145	$315	4.24%
Real estate construction loans	3,238	46	5.74	3,067	36	4.74
Commercial mortgage loans	8,997	114	5.14	9,217	98	4.32
Lease financing	519	5	3.87	464	5	4.22
International loans	1,014	13	5.37	996	11	4.60
Residential mortgage loans	1,965	19	3.85	2,011	18	3.67
Consumer loans	2,483	30	4.98	2,521	26	4.13
Total loans (a)	49,677	621	5.07	48,421	509	4.26

Mortgage-backed securities	9,225	56	2.41	9,168	52	2.21
Other investment securities	2,730	16	2.32	2,743	12	1.72
Total investment securities	11,955	72	2.39	11,911	64	2.09

Interest-bearing deposits with banks	2,852	17	2.40	4,548	17	1.55
Other short-term investments	134	—	1.33	132	—	0.60
Total earning assets	64,618	710	4.44	65,012	590	3.66

Cash and due from banks	925			1,261
Allowance for loan losses	(672)			(718)
Accrued income and other assets	4,900			4,771
Total assets	$69,771			$70,326

Money market and interest-bearing checking deposits	$22,612	47	0.83	$21,891	14	0.26
Savings deposits	2,170	—	0.04	2,177	—	0.03
Certificates of deposit	2,330	5	0.92	2,122	2	0.34
Foreign office time deposits	12	—	1.55	31	—	1.14
Total interest-bearing deposits	27,124	52	0.78	26,221	16	0.25

Short-term borrowings	221	1	2.39	35	—	1.47
Medium- and long-term debt	6,694	51	3.06	5,192	25	1.96
Total interest-bearing sources	34,039	104	1.23	31,448	41	0.53

Noninterest-bearing deposits	26,872			29,869
Accrued expenses and other liabilities	1,401			1,082
Total shareholders’ equity	7,459			7,927
Total liabilities and shareholders’ equity	$69,771			$70,326

Net interest income/rate spread		$606	3.21		$549	3.13

Impact of net noninterest-bearing sources of funds			0.58			0.28
Net interest margin (as a percentage of average earning assets)			3.79%			3.41%

(a)	Nonaccrual loans are included in average balances reported and in the calculation of average rates.

Quarterly Rate/Volume Analysis

	Three Months Ended
	March 31, 2019/March 31, 2018
(in millions)	Increase Due to Rate	Increase (Decrease) Due to Volume (a)	Net Increase
Interest Income:
Loans	$97	$15	$112
Investment securities	8	—	8
Interest-bearing deposits with banks	10	(10)	—
Total interest income	115	5	120
Interest Expense:
Interest-bearing deposits	34	2	36

Short-term borrowings	—	1	1
Medium- and long-term debt	13	13	26
Total interest expense	47	16	63
Net interest income	$68	$(11)	$57

(a)	Rate/volume variances are allocated to variances due to volume.
Net interest income was $606 million for the three months ended March 31, 2019, an increase of $57 million compared to $549 million for the three months ended March 31, 2018. The increase in net interest income primarily reflected a net benefit from higher rates and a $1.3 billion increase in average loans, partially offset by the impact of a $1.5 billion increase in average debt primarily used for share repurchases as well as a $1.7 billion decrease in Federal Reserve Bank (FRB) deposits. The net interest margin for the three months ended March 31, 2019 increased 38 basis points to 3.79 percent, from 3.41 percent for the comparable period in 2018, primarily reflecting the net benefit from higher rates, higher average loan balances and a decrease in lower-yielding FRB deposit balances, partially offset by higher average debt.
For further discussion of the effects of market rates on net interest income, refer to the "Market and Liquidity Risk" section of this financial review.
Provision for Credit Losses
The provision for credit losses was a benefit of $13 million for the three months ended March 31, 2019, compared to a provision expense of $12 million for the three months ended March 31, 2018. The provision for credit losses includes both the provision for loan losses and the provision for credit losses on lending-related commitments. The provision for loan losses is recorded to maintain the allowance for loan losses at the level deemed appropriate by the Corporation to cover probable credit losses inherent in the portfolio and includes qualitative adjustments for factors that have not been fully accounted for in the quantitative reserve calculations.
The provision for loan losses decreased $27 million to a benefit of $13 million for the three months ended March 31, 2019, compared to a provision expense of $14 million for the three months ended March 31, 2018. The decrease in the provision primarily reflected sustained strong credit quality in most lines of business driven by low levels of net charge-offs and inflows of nonaccrual loans as well as a decline in nonperforming loans. Net loan charge-offs decreased $17 million to $11 million for the three months ended March 31, 2019, compared to $28 million for the three months ended March 31, 2018. The decrease in net charge-offs was primarily reflected in general Middle Market and Small Business. Nonperforming loans as a percentage of total loans decreased 29 basis points to 0.39 percent for the three months ended March 31, 2019, compared to the same period in the prior year.
The provision for credit losses on lending-related commitments is recorded to maintain the allowance for credit losses on lending-related commitments at the level deemed appropriate by the Corporation to cover probable credit losses inherent in lending-related commitments. No provision for credit losses on lending-related commitments was necessary for the three months ended March 31, 2019. Additionally, there were no lending-related commitment charge-offs for both the three-month periods ended March 31, 2019 and 2018.
An analysis of the allowance for credit losses and nonperforming assets is presented under the "Credit Risk" subheading in the "Risk Management" section of this financial review.

Noninterest Income

	Three Months Ended March 31,
(in millions)	2019	2018
Card fees	$63	$59
Service charges on deposit accounts	51	54
Fiduciary income	49	52
Commercial lending fees	22	18
Foreign exchange income	11	12
Letter of credit fees	9	10
Bank-owned life insurance	9	9
Brokerage fees	7	7
Net securities (losses) gains	(8)	1
Other noninterest income (a)	25	22
Total noninterest income	$238	$244

(a)	The table below provides further details on certain categories included in other noninterest income.
Noninterest income decreased $6 million to $238 million for the three months ended March 31, 2019, compared to $244 million for the same period in 2018. Excluding an $8 million pre-tax loss on the sale of securities from repositioning approximately $1 billion of treasury securities, noninterest income increased $2 million, reflecting increases in syndication agent fees (component of commercial lending fees) and card fees, partially offset by decreases in service charges on deposit accounts and fiduciary income.
The following table illustrates certain categories included in other noninterest income on the Consolidated Statements of Comprehensive Income.

	Three Months Ended March 31,
(in millions)	2019	2018
Customer derivative income	$7	$4
Investment banking fees	2	3
Deferred compensation asset returns (a)	2	1
Securities trading income	2	3
Income from principal investing and warrants	1	—
All other noninterest income	11	11
Other noninterest income	$25	$22

(a)
Compensation deferred by the Corporation's officers and directors is invested based on investment selections of the officers and directors. Income earned on these assets is reported in other noninterest income and the offsetting change in deferred compensation plan liabilities is reported in salaries and benefits expense.

Noninterest Expenses

	Three Months Ended March 31,
(in millions)	2019	2018
Salaries and benefits expense	$265	$255
Outside processing fee expense	63	61
Net occupancy expense	37	38
Software expense	29	31
Equipment expense	12	11
FDIC insurance expense	5	13
Advertising expense	5	6
Restructuring charges	—	16
Other noninterest expenses	17	15
Total noninterest expenses	$433	$446
Noninterest expenses decreased $13 million to $433 million for the three months ended March 31, 2019, compared to $446 million for the same period in 2018. Excluding $16 million of restructuring charges completed in 2018, noninterest expenses increased $3 million, reflecting an increase in salaries and benefits expense, partially offset by a decrease in FDIC insurance expense due to the end of FDIC surcharges. The increase in salaries and benefits expense was primarily due to an increase in technology-related labor costs and the impact of merit increases.

Provision for Income Taxes
The provision for income taxes increased $31 million to $85 million for the three months ended March 31, 2019, compared to $54 million for the same period in 2018, due to an increase in pre-tax income and an $11 million decrease in discrete tax benefits, primarily from a lower volume of employee stock transactions.
STRATEGIC LINES OF BUSINESS
The Corporation has strategically aligned its operations into three major business segments: the Business Bank, the Retail Bank and Wealth Management. These business segments are differentiated based on the type of customer and the related products and services provided. In addition to the three major business segments, the Finance Division is also reported as a segment. The Other category includes items not directly associated with these business segments or the Finance segment. The performance of the business segments is not comparable with the Corporation's consolidated results and is not necessarily comparable with similar information for any other financial institution. Additionally, because of the interrelationships of the various segments, the information presented is not indicative of how the segments would perform if they operated as independent entities. Market segment results are also provided for the Corporation's three primary geographic markets: Michigan, California and Texas. In addition to the three primary geographic markets, Other Markets is also reported as a market segment. Note 13 to the consolidated financial statements describes the business activities of each business segment and presents financial results of these business and market segments for the three-month periods ended March 31, 2019 and 2018.
The Corporation's management accounting system assigns balance sheet and income statement items to each segment using certain methodologies, which are regularly reviewed and refined. These methodologies may be modified as the management accounting system is enhanced and changes occur in the organizational structure and/or product lines. Note 23 to the consolidated financial statements in the Corporation's 2018 Annual Report describes the Corporation's segment reporting methodology.
Net interest income for each segment reflects the interest income generated by earning assets less interest expense on interest-bearing liabilities plus the net impact from associated internal funds transfer pricing (FTP). The FTP methodology allocates credits to each business segment for deposits and other funds provided as well as charges for loans and other assets being funded. FTP crediting rates for deposits and other funds provided reflect the long-term value of deposits and other funding sources based on their implied maturities. FTP charge rates for funding loans and other assets reflect a matched cost of funds based on the pricing and duration characteristics of the assets. Therefore, net interest income for each segment primarily reflects the volume and associated FTP impacts of loan and deposit levels. Business segments that generate deposits benefited from higher FTP crediting rates on deposits in the three months ended March 31, 2019 compared to the same period in the prior year. As overall market rates increased, FTP charges for funding loans increased for asset-generating business segments in the three months ended March 31, 2019, compared to the same period in the prior year. Additionally, the net FTP impact to a specific business or market segment is a function of the changes in that segment's balance sheet composition, primarily loan and deposit volumes.
The following sections present a summary of the performance of each of the Corporation's business and market segments for the three months ended March 31, 2019 compared to the same period in the prior year.
Business Segments
The following table presents net income (loss) by business segment.

	Three Months Ended March 31,
(dollar amounts in millions)	2019		2018
Business Bank	$274	82%	$218	84%
Retail Bank	28	8	11	4
Wealth Management	33	10	32	12
	335	100%	261	100%
Finance	(7)		1
Other (a)	11		19
Total	$339		$281

(a)	Included discrete tax benefits of $11 million and $22 million for the three months ended March 31, 2019 and 2018, respectively.
The Business Bank's net income increased $56 million to $274 million. Average loans increased $1.4 billion and average deposits decreased $2.0 billion. Net interest income increased $31 million to $412 million. An increase in loan income of $105 million was partially offset by increases of $17 million in deposit costs and $57 million in allocated net FTP charges. The provision for credit losses decreased $22 million to a benefit of $6 million, primarily reflecting a decrease in general Middle Market, partially offset by an increase in Energy, primarily due to loan growth. Net credit-related charge-offs decreased $18 million to $12 million, primarily reflecting a decrease in general Middle Market, partially offset by an increase in Energy. Noninterest income increased $5 million, primarily reflecting increases of $4 million each in card fees and syndication agent fees and $2 million in customer derivative income, partially offset by decreases of $2 million each in service charges on deposit accounts and investment banking fees. Excluding restructuring charges of $10 million in first quarter 2018, noninterest expenses decreased $5 million, primarily reflecting decreases of $4 million in corporate overhead and $3 million in FDIC insurance expense.
The Retail Bank's net income increased $17 million to $28 million. Average deposits decreased $423 million. Net interest income increased $19 million to $146 million. Increases of $26 million in allocated net FTP credits and $4 million in loan income were partially offset by a $10 million increase in deposit costs. The provision for credit losses decreased $2 million to a benefit of $4 million. Noninterest income and noninterest expenses, excluding restructuring charges of $4 million in first quarter 2018, were stable.
Wealth Management's net income increased $1 million to $33 million. Net interest income increased $4 million to $47 million. The provision for credit losses decreased $1 million to a benefit of $5 million. Net credit-related recoveries decreased $1 million. Noninterest income decreased $3 million to $64 million, primarily reflecting a $3 million decrease in fiduciary income. Noninterest expenses were stable.
Net income for the Finance segment decreased $8 million to a net loss of $7 million, including the impact of the $6 million loss, net of tax, due to repositioning the securities portfolio.
Market Segments
The following table presents net income by market segment.

	Three Months Ended March 31,
(dollar amounts in millions)	2019		2018
Michigan	$87	26%	$53	19%
California	110	33	91	35
Texas	62	18	49	19
Other Markets	76	23	68	27
	335	100%	261	100%
Finance & Other (a)	4		20
Total	$339		$281

(a)	Included discrete tax benefits of $11 million and $22 million for the three months ended March 31, 2019 and 2018, respectively.
The Michigan market's net income increased $34 million to $87 million. Average deposits decreased $1.3 billion. Net interest income increased $12 million to $187 million. Increases of $22 million in loan income and $2 million in allocated net FTP credits were partially offset by a $12 million increase in deposit costs. The provision for credit losses decreased $29 million to $5 million, primarily reflecting decreases in general Middle Market, National Dealer Services and Small Business, partially offset by an increase in Corporate Banking. Net credit-related charge-offs increased $5 million to $4 million, from net recoveries of $1 million, primarily reflecting an increase in Corporate Banking. Noninterest income and noninterest expenses, excluding restructuring charges of $4 million in first quarter 2018, were stable.
The California market's net income increased $19 million to $110 million. Average loans increased $421 million and average deposits decreased $846 million. Net interest income increased $17 million to $205 million. An increase in loan income of $42 million was partially offset by increases of $10 million in deposit costs and $15 million in allocated net FTP charges. The provision for credit losses increased $1 million to a benefit of $1 million. Net credit-related charge-offs decreased $16 million to a benefit of $3 million, primarily reflecting a decrease in general Middle Market. Noninterest income and noninterest expenses, excluding restructuring charges of $5 million in first quarter 2018, were stable.
The Texas market's net income increased $13 million to $62 million. Average loans increased $440 million and average deposits decreased $490 million. Net interest income increased $11 million to $122 million. An increase in loan income of $27 million was partially offset by increases of $13 million in allocated net FTP charges and $3 million in deposit costs. The provision for credit losses increased $3 million to a benefit of $11 million, reflecting increases in Energy, primarily due to loan growth, and Small Business, mostly offset by decreases in general Middle Market as well as Technology and Life Sciences. Net credit-related charge-offs increased $8 million to $13 million, primarily reflecting an increase in Energy. Noninterest income was stable. Excluding $5 million in restructuring charges in first quarter 2018, noninterest expenses decreased $3 million, primarily reflecting small decreases in most categories of noninterest expenses.
Other Markets' net income increased $8 million to $76 million. Average loans increased $442 million. Net interest income increased $13 million to $91 million. An increase in loan income of $23 million was partially offset by increases of $6 million in allocated net FTP charges and $4 million in deposit costs. The provision for credit losses was stable. Net credit-related charge-offs decreased $14 million to net recoveries of $3 million, primarily reflecting a decrease in Small Business net charge-offs. Noninterest income and noninterest expenses were stable.
Net income for the Finance & Other category decreased $16 million to $4 million, primarily reflecting an $11 million decrease in discrete tax benefits and the $6 million loss, net of tax, due to repositioning the securities portfolio.

The following table lists the Corporation's banking centers by geographic market segment.

	March 31,
	2019	2018
Michigan	193	194
Texas	122	122
California	96	97
Other Markets	25	25
Total	436	438
FINANCIAL CONDITION
Total assets decreased $128 million to $70.7 billion at March 31, 2019, compared to $70.8 billion at December 31, 2018. A $753 million decrease in interest-bearing deposits with banks was mostly offset by a $621 million increase in accrued income and other assets. On an average basis, total assets decreased $1.0 billion to $69.8 billion in the first quarter 2019, compared to $70.8 billion in the fourth quarter 2018, driven by a $2.1 billion decrease in interest-bearing deposits with banks, partially offset by an $845 million increase in average loans.
The following tables provide information about the change in the Corporation's average loan portfolio in the first quarter 2019, compared to the fourth quarter 2018, by loan type and geographic market.

	Three Months Ended			Percent Change
(dollar amounts in millions)	March 31, 2019	December 31, 2018	Change
Average Loans:
Commercial loans	$31,461	$30,651	$810	3%
Real estate construction loans	3,238	3,164	74	2
Commercial mortgage loans	8,997	9,051	(54)	(1)
Lease financing	519	495	24	5
International loans	1,014	1,035	(21)	(2)
Residential mortgage loans	1,965	1,968	(3)	—
Consumer loans	2,483	2,468	15	1
Total loans	$49,677	$48,832	$845	2%
Average Loans By Geographic Market:
Michigan	$12,557	$12,457	$100	1%
California	18,768	18,279	489	3
Texas	10,270	9,889	381	4
Other Markets	8,082	8,207	(125)	(2)
Total loans	$49,677	$48,832	$845	2%
The increase in average loans was largely attributed to increases in National Dealer Services, Energy and general Middle Market, partially offset by a seasonal decrease in Mortgage Banker Finance.
Total liabilities remained stable at $63.3 billion at both March 31, 2019 and December 31, 2018 as a $2.4 billion decrease in noninterest-bearing deposits was mostly offset by increases of $978 million in interest-bearing deposits, $891 million in short-term borrowings and $385 million in medium- and long-term debt. The decrease in noninterest-bearing deposits included a $1.2 billion decrease due to the timing of deposits by the U.S. Treasury funding a government card program which typically fund on the first day of each month. The January payment was received in the fourth quarter of 2018 due to the New Year's holiday. The increase in short-term borrowings reflected temporary increases in federal funds purchased and short-term Federal Home Loan Bank (FHLB) advances. The increase in medium- and long-term debt reflected the issuance of $350 million in long-term notes during the first quarter 2019. On an average basis, total liabilities decreased $1.0 billion in the first quarter 2019, compared to the fourth quarter 2018, due to a $1.7 billion seasonal decrease in total deposits, mostly offset by increases of $311 million in accrued expenses and other liabilities as well as $274 million in medium- and long-term debt.

Capital
Total shareholders' equity decreased $98 million to $7.4 billion at March 31, 2019, compared to $7.5 billion at December 31, 2018. The following table presents a summary of changes in total shareholders' equity for the three months ended March 31, 2019.

(in millions)
Balance at January 1, 2019		$7,507
Cumulative effect of change in accounting principle		(14)
Net income		339
Cash dividends declared on common stock		(105)
Purchase of common stock		(434)
Other comprehensive income:
Investment securities	$90
Cash flow hedges	3
Defined benefit and other postretirement plans	3
Total other comprehensive income		96
Issuance of common stock under employee stock plans		(4)
Share-based compensation		24
Balance at March 31, 2019		$7,409
The Corporation expects to continue to return capital to shareholders with a target of reaching a common equity Tier 1 capital ratio of 9.5 percent to 10 percent by the end of 2019. The timing and ultimate amount of future distributions will be subject to various factors including financial performance, capital position and market conditions.
The following table summarizes the Corporation's repurchase activity during the three months ended March 31, 2019.

(shares in thousands)	Total Number of Shares Purchased as Part of Publicly Announced Repurchase Plans or Programs	Remaining Share Repurchase Authorization (a)		Total Number of Shares Purchased (b)	Average Price Paid Per Share
January 2019	566	19,141	(c)	682	$81.32
February 2019	2,561	16,580		2,564	84.48
March 2019	1,967	14,613		1,970	82.92
Total first quarter 2019	5,094	14,613		5,216	$83.48

(a)	Maximum number of shares that may yet be purchased under the publicly announced plans or programs.

(b)
Includes approximately 122,000 shares purchased pursuant to deferred compensation plans and shares purchased from employees to pay for taxes related to restricted stock vesting under the terms of an employee share-based compensation plan during the three months ended March 31, 2019. These transactions are not considered part of the Corporation's repurchase program.

(c)	Includes January 2019 share repurchase authorization for an additional 15 million shares.
A total of 80.2 million shares have been authorized for repurchase under the Corporation's share repurchase program since its inception in 2010. There is no expiration date for the share repurchase program.
The following table presents the minimum ratios required to be considered "adequately capitalized."

Common equity tier 1 capital to risk-weighted assets	4.50%
Tier 1 capital to risk-weighted assets	6.00
Total capital to risk-weighted assets	8.00
Capital conservation buffer (a)	2.50
Tier 1 capital to adjusted average assets (leverage ratio)	4.00

(a)
In addition to the minimum risk-based capital requirements, the Corporation is required to maintain a minimum capital conservation buffer, in the form of common equity, in order to avoid restrictions on capital distributions and discretionary bonuses.

The Corporation's capital ratios exceeded minimum regulatory requirements as follows:

	March 31, 2019		December 31, 2018
(dollar amounts in millions)	Capital/Assets	Ratio	Capital/Assets	Ratio
Common equity tier 1 and tier 1 risk based (a)	$7,277	10.78%	$7,470	11.14%
Total risk-based (a)	8,639	12.80	8,855	13.21
Leverage (a)	7,277	10.40	7,470	10.51
Common equity	7,409	10.48	7,507	10.60
Tangible common equity (b)	6,769	9.66	6,866	9.78
Risk-weighted assets (a)	67,507		67,047

(a)	March 31, 2019 capital, risk-weighted assets and ratios are estimated.

(b)	See Supplemental Financial Data section for reconcilements of non-GAAP financial measures.
RISK MANAGEMENT
The following updated information should be read in conjunction with the "Risk Management" section on pages F-21 through F-34 in the Corporation's 2018 Annual Report.
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
The allowance for loan losses was $647 million at March 31, 2019, compared to $671 million at December 31, 2018, a decrease of $24 million, or 4 percent. As a percentage of total loans, the allowance for loan losses was 1.29 percent at March 31, 2019, compared to 1.34 percent at December 31, 2018. The decrease in the allowance for loan losses reflected sustained strong credit quality of the portfolio and continued solid economic conditions across our geography and within industry exposures. The strong credit quality performance resulted in nonperforming loans as a percentage of total loans of 0.39 percent at March 31, 2019, compared to 0.46 percent at December 31, 2018, and an allowance coverage of 3.3 at March 31, 2019, compared to 2.9 at December 31, 2018.
The allowance for credit losses on lending-related commitments includes specific allowances, based on individual evaluations of certain letters of credit in a manner consistent with business loans, and allowances based on the pool of the remaining letters of credit and all unused commitments to extend credit within each internal risk rating. The allowance for credit losses on lending-related commitments was $30 million at both March 31, 2019 and December 31, 2018.
For additional information regarding the allowance for credit losses, refer to page F-35 in the "Critical Accounting Policies" section and pages F-51 through F-52 in Note 1 to the consolidated financial statements of the Corporation's 2018 Annual Report.
Nonperforming Assets
Nonperforming assets include loans on nonaccrual status, troubled debt restructured loans (TDRs) which have been renegotiated to less than the original contractual rates (reduced-rate loans) and foreclosed property. TDRs include performing and nonperforming loans. Nonperforming TDRs are either on nonaccrual or reduced-rate status.

The following table presents a summary of nonperforming assets and past due loans.

(dollar amounts in millions)	March 31, 2019	December 31, 2018
Nonaccrual loans:
Business loans:
Commercial	$114	$141
Commercial mortgage	16	20
Lease financing	2	2
International	3	3
Total nonaccrual business loans	135	166
Retail loans:
Residential mortgage	37	36
Consumer:
Home equity	19	19
Total nonaccrual retail loans	56	55
Total nonaccrual loans	191	221
Reduced-rate loans	7	8
Total nonperforming loans	198	229
Foreclosed property	1	1
Total nonperforming assets	$199	$230
Nonperforming loans as a percentage of total loans	0.39%	0.46%
Nonperforming assets as a percentage of total loans and foreclosed property	0.40	0.46
Allowance for loan losses as a multiple of total nonperforming loans	3.3x	2.9x
Loans past due 90 days or more and still accruing	$24	$16
Loans past due 90 days or more and still accruing as a percentage of total loans	0.05%	0.03%
Nonperforming assets decreased $31 million, or 13 percent, to $199 million at March 31, 2019, from $230 million at December 31, 2018. The decrease in nonperforming assets primarily reflected a $27 million decrease in nonaccrual commercial loans, with the largest declines in general Middle Market and Energy.
The following table presents a summary of TDRs at March 31, 2019 and December 31, 2018.

(in millions)	March 31, 2019	December 31, 2018
Nonperforming TDRs:
Nonaccrual TDRs	$65	$73
Reduced-rate TDRs	7	8
Total nonperforming TDRs	72	81
Performing TDRs (a)	97	101
Total TDRs	$169	$182

(a)	TDRs that do not include a reduction in the original contractual interest rate which are performing in accordance with their modified terms.
At March 31, 2019, nonaccrual and performing TDRs included $24 million and $48 million of Energy loans, respectively, compared to $38 million and $46 million, respectively, at December 31, 2018.
The following table presents a summary of changes in nonaccrual loans.

	Three Months Ended
(in millions)	March 31, 2019	December 31, 2018
Balance at beginning of period	$221	$230
Loans transferred to nonaccrual (a)	4	42
Nonaccrual loan gross charge-offs	(20)	(21)
Loans transferred to accrual status (a)	—	(3)
Nonaccrual loans sold	—	(5)
Payments/other (b)	(14)	(22)
Balance at end of period	$191	$221

(a)	Based on an analysis of nonaccrual loans with book balances greater than $2 million.

(b)
Includes net changes related to nonaccrual loans with balances less than $2 million, payments on nonaccrual loans with book balances greater than $2 million and transfers of nonaccrual loans to foreclosed property.

There was one borrower with a balance greater than $2 million transferred to nonaccrual status in the first quarter 2019, compared to ten borrowers in fourth quarter 2018.

The following table presents the composition of nonaccrual loans by balance and the related number of borrowers at March 31, 2019 and December 31, 2018.

	March 31, 2019		December 31, 2018
(dollar amounts in millions)	Number of Borrowers	Balance	Number of Borrowers	Balance
Under $2 million	797	$80	799	$78
$2 million - $5 million	12	32	14	41
$5 million - $10 million	8	53	10	69
$10 million - $25 million	2	26	2	33
Total	819	$191	825	$221
The following table presents a summary of nonaccrual loans at March 31, 2019 and loans transferred to nonaccrual and net loan charge-offs for the three months ended March 31, 2019, based primarily on North American Industry Classification System (NAICS) categories.

	March 31, 2019		Three Months Ended March 31, 2019
(dollar amounts in millions)	Nonaccrual Loans		Loans Transferred to Nonaccrual (a)		Net Loan Charge-Offs (Recoveries)
Industry Category
Residential Mortgage	$37	20%	$—	—%	$—	—%
Mining, Quarrying and Oil & Gas Extraction	33	17	—	—	9	82
Manufacturing	29	15	—	—	(1)	(13)
Health Care & Social Assistance	15	8	—	—	6	52
Contractors	12	6	—	—	—	—
Services	11	6	—	—	(1)	(7)
Information & Communication	9	5	4	100	—	—
Real Estate & Home Builders	8	4	—	—	—	—
Wholesale Trade	4	2	—	—	—	—
Other (b)	33	17	—	—	(2)	(14)
Total	$191	100%	$4	100%	$11	100%

(a)	Based on an analysis of nonaccrual loans with book balances greater than $2 million.

(b)	Consumer, excluding residential mortgage and certain personal purpose nonaccrual loans and net charge-offs, are included in the Other category.
Loans past due 90 days or more and still accruing interest generally represent loans that are well collateralized and in the process of collection. Loans past due 90 days or more increased $8 million to $24 million at March 31, 2019, compared to $16 million at December 31, 2018. Loans past due 30-89 days increased $14 million to $147 million at March 31, 2019, compared to $133 million at December 31, 2018. Past due loans increased slightly from very low year-end levels. An aging analysis of loans included in Note 4 to the consolidated financial statements provides further information about the balances comprising past due loans.
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

(dollar amounts in millions)	March 31, 2019	December 31, 2018
Total criticized loans	$1,806	$1,548
As a percentage of total loans	3.6%	3.1%
The $258 million increase in criticized loans in the three months ended March 31, 2019 included increases of $125 million in general Middle Market and $73 million in Corporate Banking.

Commercial Real Estate Lending
At March 31, 2019, the Corporation's commercial real estate portfolio represented 24 percent of total loans. The following table summarizes the Corporation's commercial real estate loan portfolio by loan category.

(in millions)	March 31, 2019	December 31, 2018
Real estate construction loans:
Commercial Real Estate business line (a)	$2,888	$2,687
Other business lines (b)	403	390
Total real estate construction loans	$3,291	$3,077
Commercial mortgage loans:
Commercial Real Estate business line (a)	$1,739	$1,743
Other business lines (b)	7,250	7,363
Total commercial mortgage loans	$8,989	$9,106

(a)	Primarily loans to real estate developers.

(b)	Primarily loans secured by owner-occupied real estate.
The Corporation limits risk inherent in its commercial real estate lending activities by monitoring borrowers directly involved in the commercial real estate markets and adhering to conservative policies on loan-to-value ratios for such loans. Commercial real estate loans, consisting of real estate construction and commercial mortgage loans, totaled $12.3 billion at March 31, 2019, of which $4.6 billion, or 38 percent, were to borrowers in the Commercial Real Estate business line, which includes loans to real estate developers, an increase of $97 million compared to December 31, 2018. The remaining $7.7 billion, or 62 percent, of commercial real estate loans in other business lines consisted primarily of owner-occupied commercial mortgages, which bear credit characteristics similar to non-commercial real estate business loans.
The real estate construction loan portfolio primarily contains loans made to long-tenured customers with satisfactory completion experience. Credit quality in the real estate construction loan portfolio was strong, with criticized loans of $27 million and $31 million at March 31, 2019 and December 31, 2018, respectively, and no real estate construction loan charge-offs in either of the three-month periods ended March 31, 2019 and 2018.
Commercial mortgage loans are loans where the primary collateral is a lien on any real property and are primarily loans secured by owner occupied real estate. Real property is generally considered primary collateral if the value of that collateral represents more than 50 percent of the commitment at loan approval. Loans in the commercial mortgage portfolio generally mature within three to five years. Criticized commercial mortgage loans in the Commercial Real Estate business line totaled $61 million at both March 31, 2019 and December 31, 2018. In other business lines, $247 million and $206 million of commercial mortgage loans were criticized at March 31, 2019 and December 31, 2018, respectively. Commercial mortgage loan net charge-offs were $1 million for the three months ended March 31, 2019, compared to none for the three months ended March 31, 2018.
Residential Real Estate Lending
Residential real estate loans, which consist of traditional residential mortgages and home equity loans and lines of credit, totaled $3.7 billion, or 7 percent of total loans, at March 31, 2019. The following table summarizes the Corporation's residential mortgage and home equity loan portfolios by geographic market.

	March 31, 2019				December 31, 2018
(dollar amounts in millions)	Residential Mortgage Loans	% of Total	Home Equity Loans	% of Total	Residential Mortgage Loans	% of Total	Home Equity Loans	% of Total
Geographic market:
Michigan	$398	20%	$637	36%	$406	21%	$650	37%
California	983	51	720	41	993	50	710	40
Texas	313	16	344	19	310	16	346	20
Other Markets	255	13	62	4	261	13	59	3
Total	$1,949	100%	$1,763	100%	$1,970	100%	$1,765	100%
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
Residential mortgages totaled $1.9 billion at March 31, 2019, and were primarily larger, variable-rate mortgages originated and retained for certain private banking relationship customers. Of the $1.9 billion of residential mortgage loans outstanding, $37 million were on nonaccrual status at March 31, 2019. The home equity portfolio totaled $1.8 billion at March 31, 2019, of which $1.6 billion was outstanding under primarily variable-rate, interest-only home equity lines of credit, $116 million were in amortizing status and $32 million were closed-end home equity loans. Of the $1.8 billion of home equity loans outstanding, $19 million were on nonaccrual status at March 31, 2019. A majority of the home equity portfolio was secured by junior liens at March 31, 2019.
Energy Lending
Loans in the Corporation's Energy business line are included almost entirely in commercial loans in the Consolidated Balance Sheets. Customers in the Corporation's Energy line of business (approximately 160 relationships) are engaged in three segments of the oil and gas business: exploration and production (E&P), midstream and energy services. E&P generally includes such activities as searching for potential oil and gas fields, drilling exploratory wells and operating active wells. Commitments to E&P borrowers are generally subject to semi-annual borrowing base re-determinations based on a variety of factors including updated pricing (reflecting market and competitive conditions), energy reserve levels and the impact of hedging. The midstream sector is generally involved in the transportation, storage and marketing of crude and/or refined oil and gas products. The Corporation's energy services customers provide products and services primarily to the E&P segment.
The following table summarizes information about loans in the Corporation's Energy business line.

	March 31, 2019				December 31, 2018
(dollar amounts in millions)	Outstandings		Nonaccrual	Criticized (a)	Outstandings		Nonaccrual	Criticized (a)
Exploration and production (E&P)	$1,856	78%	$31	$176	$1,771	82%	$46	$143
Midstream	454	19	—	44	298	14	—	43
Services	75	3	2	20	94	4	2	19
Total Energy business line	$2,385	100%	$33	$240	$2,163	100%	$48	$205
As a percentage of total Energy loans			1%	10%			2%	9%

(a)	Includes nonaccrual loans.
Loans in the Energy business line totaled $2.4 billion, or approximately 5 percent of total loans, at March 31, 2019 and $2.2 billion, or approximately 4 percent of total loans, at December 31, 2018, an increase of $222 million, or 10 percent. Total exposure, including unused commitments to extend credit and letters of credit, was $4.8 billion and $4.5 billion at March 31, 2019 and December 31, 2018, respectively.
The Corporation's allowance methodology considers the various risk elements within the loan portfolio. When merited, the Corporation may incorporate a qualitative reserve component for Energy loans. Net credit-related charge-offs were $8 million for the three months ended March 31, 2019, compared to no net charge-offs for the same period in 2018.
Automotive Lending
Substantially all dealer loans are in the National Dealer Services business line. Loans in the National Dealer Services business line primarily include floor plan financing and other loans to automotive dealerships. Floor plan loans, included in commercial loans, totaled $4.5 billion at March 31, 2019, a decrease of $151 million compared to $4.7 billion at December 31, 2018. At both March 31, 2019 and December 31, 2018, other loans to automotive dealers in the National Dealer Services business line totaled $3.4 billion, including $2.0 billion of owner-occupied commercial real estate mortgage loans at both March 31, 2019 and December 31, 2018. Automotive lending also includes loans to borrowers involved with automotive production, primarily Tier 1 and Tier 2 suppliers. Loans to borrowers involved with automotive production totaled $1.3 billion at both March 31, 2019 and December 31, 2018.
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
The FDIC defines higher-risk commercial and industrial (HR C&I) loans for assessment purposes as loans generally with leverage of four times total debt to earnings before interest, taxes and depreciation (EBITDA) as well as three times senior debt to EBITDA, excluding certain collateralized loans. HR C&I loans were $2.6 billion and $2.5 billion at March 31, 2019 and December 31, 2018, respectively. Criticized loans within the HR C&I loan portfolio were $176 million and $147 million at March 31, 2019 and December 31, 2018, respectively. Charge-offs of HR C&I loans totaled $5 million and $11 million for the three months ended March 31, 2019 and 2018, respectively.

For further discussion of credit risk, see the "Credit Risk" section of pages F-21 through F-29 in the Corporation's 2018 Annual Report.
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
Interest Rate Risk
Net interest income is the primary source of revenue for the Corporation. Interest rate risk arises in the normal course of business due to differences in the repricing and cash flow characteristics of assets and liabilities, primarily through the Corporation's core business activities of extending loans and acquiring deposits. The Corporation's balance sheet is predominantly characterized by floating-rate loans funded by core deposits. The Corporation's loan composition at March 31, 2019 was 67 percent 30-day LIBOR, 9 percent other LIBOR (primarily 60-day), 16 percent prime and 8 percent fixed rate. This creates sensitivity to interest rate movements due to the imbalance between the floating-rate loan portfolio and more slowly repricing deposit products. In addition, the growth and/or contraction in the Corporation's loans and deposits may lead to changes in sensitivity to interest rate movements in the absence of mitigating actions. Examples of such actions are purchasing fixed-rate investment securities, which provide liquidity to the balance sheet and act to mitigate the inherent interest sensitivity, as well as hedging with interest rate swaps and options. The Corporation actively manages its exposure to interest rate risk with the principal objective of optimizing net interest income and the economic value of equity while operating within acceptable limits established for interest rate risk and maintaining adequate levels of funding and liquidity.
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
Sensitivity of Net Interest Income to Changes in Interest Rates
The analysis of the impact of changes in interest rates on net interest income under various interest rate scenarios is management's principal risk management technique. Management models a base case net interest income under an unchanged interest rate environment. Existing derivative instruments entered into for risk management purposes as of the reporting date are included in the analysis, but no additional hedging is forecasted. At March 31, 2019, these derivative instruments comprise interest rate swaps that convert fixed-rate medium- and long-term debt to variable rates and $800 million of variable-rate loans to fixed rates. This base case net interest income is then compared against interest rate scenarios in which rates rise or decline in a linear, non-parallel fashion from the base case over 12 months. The first scenario presents a 200 basis-point increase in short-term rates, resulting in an average increase in short-term interest rates of 100 basis points over the period (+200 scenario). The second scenario presents a 200 basis-point decrease in short-term interest rates.

Each scenario includes assumptions such as loan growth, investment security prepayment levels, depositor behavior, yield curve changes, loan and deposit pricing, and overall balance sheet mix and growth. In this low rate environment, depositors have maintained a higher level of liquidity and their historical behavior may be less indicative of future trends. As a result, the +200 scenario reflects a greater decrease in deposits than we have experienced historically as rates rise. Changes in actual economic activity may result in a materially different interest rate environment as well as a balance sheet structure that is different from the changes management included in its simulation analysis.
The table below, as of March 31, 2019 and December 31, 2018, displays the estimated impact on net interest income during the next 12 months by relating the base case scenario results to those from the rising and declining rate scenarios described above.

	Estimated Annual Change
	March 31, 2019		December 31, 2018
(in millions)	Amount	%	Amount	%
Change in Interest Rates:
Rising 200 basis points	$127	5%	$142	6%
Declining 200 basis points	(285)	(12)	(313)	(12)
Sensitivity to rising and declining rates decreased from December 31, 2018 to March 31, 2019 due to changes in balance sheet composition and the impact of swaps converting variable-rate loans to fixed rates.
Sensitivity of Economic Value of Equity to Changes in Interest Rates
In addition to the simulation analysis on net interest income, an economic value of equity analysis provides an alternative view of the interest rate risk position. The economic value of equity is the difference between the estimate of the economic value of the Corporation's financial assets, liabilities and off-balance sheet instruments, derived through discounting cash flows based on actual rates at the end of the period, and the estimated economic value after applying the estimated impact of rate movements. The Corporation primarily monitors the percentage change on the base case economic value of equity. The economic value of equity analysis is based on an immediate parallel 200 basis point shock.
The table below, as of March 31, 2019 and December 31, 2018, displays the estimated impact on the economic value of equity from the interest rate scenario described above.

	March 31, 2019		December 31, 2018
(in millions)	Amount	%	Amount	%
Change in Interest Rates:
Rising 200 basis points	$613	5%	$711	6%
Declining 200 basis points	(2,593)	(21)	(2,769)	(21)
The sensitivity of the economic value of equity to rising and declining rates decreased from December 31, 2018 to March 31, 2019 due to similar factors described above in the net interest income sensitivity analysis.
Wholesale Funding
The Corporation may access the purchased funds market when necessary, which includes a variety of funding sources. Capacity for incremental purchased funds at March 31, 2019 included short-term FHLB advances, the ability to purchase federal funds, sell securities under agreements to repurchase, as well as issue deposits through brokers. Short-term borrowings totaled $944 million at March 31, 2019, compared to $52 million at December 31, 2018. The increase in short-term borrowings reflected temporary increases in federal funds purchased and short-term FHLB advances. At March 31, 2019, the Bank had pledged loans totaling $23.6 billion which provided for up to $19.7 billion of available collateralized borrowing with the FRB.
The Bank is a member of the FHLB of Dallas, Texas, which provides short- and long-term funding to its members through advances collateralized by real estate-related assets. Actual borrowing capacity is contingent on the amount of collateral available to be pledged to the FHLB. At March 31, 2019, $16.3 billion of real estate-related loans were pledged to the FHLB as collateral for current and potential future borrowings. The Corporation had $3.8 billion of outstanding borrowings maturing between 2026 and 2028, $400 million in short-term advances and capacity for potential future borrowings of approximately $4.6 billion.
Additionally, as of March 31, 2019 the Bank had the ability to issue up to $14.0 billion of debt under an existing $15.0 billion note program which allows the issuance of debt with maturities between three months and 30 years. The Corporation also maintains a shelf registration statement with the Securities and Exchange Commission from which it may issue debt and/or equity securities.

The ability of the Corporation and the Bank to raise funds at competitive rates is impacted by rating agencies' views of the credit quality, liquidity, capital and earnings of the Corporation and the Bank. As of March 31, 2019, the three major rating agencies had assigned the ratings below to long-term senior unsecured obligations of the Corporation and the Bank. A security rating is not a recommendation to buy, sell, or hold securities and may be subject to revision or withdrawal at any time by the assigning rating agency. Each rating should be evaluated independently of any other rating.

	Comerica Incorporated		Comerica Bank
March 31, 2019	Rating	Outlook	Rating	Outlook
Standard and Poor’s	BBB+	Stable	A-	Stable
Moody’s Investors Service	A3	Stable	A3	Stable
Fitch Ratings	A	Stable	A	Stable
The Corporation satisfies liquidity needs with either liquid assets or various funding sources. Liquid assets totaled $15.4 billion at March 31, 2019, compared to $16.3 billion at December 31, 2018. Liquid assets include cash and due from banks, federal funds sold, interest-bearing deposits with banks, other short-term investments and unencumbered investment securities.
The Corporation performs monthly liquidity stress testing to evaluate its ability to meet funding needs in hypothetical stressed environments. Such environments cover a series of broad events, distinguished in terms of duration and severity. The evaluation as of March 31, 2019 projected sufficient sources of liquidity were available under each series of events.

CRITICAL ACCOUNTING POLICIES
The Corporation’s consolidated financial statements are prepared based on the application of accounting policies, the most significant of which are described in note 1 to the consolidated financial statements included in the Corporation's 2018 Annual Report. These policies require numerous estimates and strategic or economic assumptions, which may prove inaccurate or subject to variations. Changes in underlying factors, assumptions or estimates could have a material impact on the Corporation’s future financial condition and results of operations. At December 31, 2018, the most critical of these significant accounting policies were the policies related to the allowance for credit losses, fair value measurement, goodwill, pension plan accounting and income taxes. These policies were reviewed with the Audit Committee of the Corporation’s Board of Directors and are discussed more fully on pages F-35 through F-37 in the Corporation's 2018 Annual Report. As of the date of this report, there have been no significant changes to the Corporation's critical accounting policies or estimates.

SUPPLEMENTAL FINANCIAL DATA
The Corporation believes non-GAAP measures are meaningful because they reflect adjustments commonly made by management, investors, regulators and analysts to evaluate the adequacy of common equity and our performance trends. Tangible common equity is used by Comerica to measure the quality of capital and the return relative to balance sheet risk.
The following table provides a reconciliation of non-GAAP financial measures used in this financial review with financial measures defined by GAAP.

(dollar amounts in millions)	March 31, 2019	December 31, 2018
Tangible Common Equity Ratio:
Common shareholders' equity	$7,409	$7,507
Less:
Goodwill	635	635
Other intangible assets	5	6
Tangible common equity	$6,769	$6,866
Total assets	$70,690	$70,818
Less:
Goodwill	635	635
Other intangible assets	5	6
Tangible assets	$70,050	$70,177
Common equity ratio	10.48%	10.60%
Tangible common equity ratio	9.66	9.78
Tangible Common Equity per Share of Common Stock:
Common shareholders' equity	$7,409	$7,507
Tangible common equity	6,769	6,866
Shares of common stock outstanding (in millions)	155	160
Common shareholders' equity per share of common stock	$47.67	$46.89
Tangible common equity per share of common stock	43.55	42.89
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
ITEM 1A. Risk Factors
There has been no material change in the Corporation’s risk factors as previously disclosed in our Form 10-K for the fiscal year ended December 31, 2018 in response to Part I, Item 1A. of such Form 10-K. Such risk factors are incorporated herein by reference.

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

10.1†
Form of Standard Comerica Incorporated Senior Executive Long-Term Performance Restricted Stock Unit Award Agreement under the Comerica Incorporated 2018 Long-Term Incentive Plan (2019 version) (filed as Exhibit 10.1G to Registrant's Annual Report on Form 10-K for the year ended December 31, 2018, and incorporated herein by reference).

10.2†
Restrictive Covenants and General Release Agreement by and between Michael H. Michalak and Comerica Incorporated dated January 8, 2019 (filed as Exhibit 10.1 to Registrant's Current Report on Form 8-K dated January 11, 2019, and incorporated herein by reference).

31.1	President and CEO Rule 13a-14(a)/15d-14(a) Certification of Periodic Report (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002).

31.2	Executive Vice President and CFO Rule 13a-14(a)/15d-14(a) Certification of Periodic Report (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002).

32	Section 1350 Certification of Periodic Report (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002).

101
Financial statements from Quarterly Report on Form 10-Q of the Registrant for the quarter ended March 31, 2019, formatted in Extensible Business Reporting Language: (i) the Consolidated Balance Sheets (unaudited), (ii) the Consolidated Statements of Comprehensive Income (unaudited), (iii) the Consolidated Statements of Changes in Shareholders' Equity (unaudited), (iv) the Consolidated Statements of Cash Flows (unaudited) and (v) the Notes to Consolidated Financial Statements (unaudited).

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
Date: April 29, 2019