Form 10-Q
period 2019-06-30
COMERICA INC /NEW/
filed 2019-08-01
CIK 28412

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________
FORM 10-Q
______________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
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
(Zip Code)
(214) 462-6831
(Registrant’s telephone number, including area code)
_________________________________________________________________________
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol	Name of each exchange on which registered
Common Stock, $5 par value	CMA	New York Stock Exchange
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
$5 par value common stock:
Outstanding as of July 25, 2019: 149,361,136 shares

COMERICA INCORPORATED AND SUBSIDIARIES

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements

CONSOLIDATED BALANCE SHEETS
Comerica Incorporated and Subsidiaries

(in millions, except share data)	June 30, 2019	December 31, 2018
	(unaudited)
ASSETS
Cash and due from banks	$1,029	$1,390

Interest-bearing deposits with banks	2,552	3,171
Other short-term investments	140	134

Investment securities available-for-sale	12,338	12,045

Commercial loans	33,326	31,976
Real estate construction loans	3,292	3,077
Commercial mortgage loans	9,217	9,106
Lease financing	575	507
International loans	1,024	1,013
Residential mortgage loans	1,924	1,970
Consumer loans	2,443	2,514
Total loans	51,801	50,163
Less allowance for loan losses	(657)	(671)
Net loans	51,144	49,492

Premises and equipment	470	475
Accrued income and other assets	4,864	4,111
Total assets	$72,537	$70,818

LIABILITIES AND SHAREHOLDERS’ EQUITY
Noninterest-bearing deposits	$27,001	$28,690

Money market and interest-bearing checking deposits	22,195	22,560
Savings deposits	2,162	2,172
Customer certificates of deposit	2,441	2,131
Other time deposits	1,726	—
Foreign office time deposits	12	8
Total interest-bearing deposits	28,536	26,871
Total deposits	55,537	55,561

Short-term borrowings	1,733	44
Accrued expenses and other liabilities	1,386	1,243
Medium- and long-term debt	6,558	6,463
Total liabilities	65,214	63,311

Common stock - $5 par value:
Authorized - 325,000,000 shares
Issued - 228,164,824 shares	1,141	1,141
Capital surplus	2,168	2,148
Accumulated other comprehensive loss	(382)	(609)
Retained earnings	9,176	8,781
Less cost of common stock in treasury - 78,367,534 shares at 6/30/19 and 68,081,176 shares at 12/31/18	(4,780)	(3,954)
Total shareholders’ equity	7,323	7,507
Total liabilities and shareholders’ equity	$72,537	$70,818
See notes to consolidated financial statements (unaudited).

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)
Comerica Incorporated and Subsidiaries

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except per share data)	2019	2018	2019	2018
INTEREST INCOME
Interest and fees on loans	$635	$568	$1,256	$1,077
Interest on investment securities	75	64	147	128
Interest on short-term investments	17	18	34	35
Total interest income	727	650	1,437	1,240
INTEREST EXPENSE
Interest on deposits	67	28	119	44
Interest on short-term borrowings	6	—	7	—
Interest on medium- and long-term debt	51	32	102	57
Total interest expense	124	60	228	101
Net interest income	603	590	1,209	1,139
Provision for credit losses	44	(29)	31	(17)
Net interest income after provision for credit losses	559	619	1,178	1,156
NONINTEREST INCOME
Card fees	65	60	128	119
Service charges on deposit accounts	51	53	102	107
Fiduciary income	52	52	101	104
Commercial lending fees	21	23	43	41
Foreign exchange income	11	12	22	24
Letter of credit fees	10	11	19	21
Bank-owned life insurance	11	9	20	18
Brokerage fees	7	6	14	13
Net securities gains (losses)	—	—	(8)	1
Other noninterest income	22	22	47	44
Total noninterest income	250	248	488	492
NONINTEREST EXPENSES
Salaries and benefits expense	245	250	510	505
Outside processing fee expense	65	64	128	125
Net occupancy expense	37	37	74	75
Software expense	28	32	57	63
Equipment expense	12	11	24	22
FDIC insurance expense	6	12	11	25
Advertising expense	9	8	14	14
Restructuring charges	—	11	—	27
Other noninterest expenses	22	23	39	38
Total noninterest expenses	424	448	857	894
Income before income taxes	385	419	809	754
Provision for income taxes	87	93	172	147
NET INCOME	298	326	637	607
Less income allocated to participating securities	1	2	3	4
Net income attributable to shares	$297	$324	$634	$603
Earnings per share:
Basic	$1.95	$1.90	$4.10	$3.52
Diluted	1.94	1.87	4.06	3.46

Comprehensive income	429	290	864	468

Cash dividends declared on stock	100	58	205	110
Cash dividends declared per share	0.67	0.34	1.34	0.64
See notes to consolidated financial statements (unaudited).

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (unaudited)
Comerica Incorporated and Subsidiaries

				Accumulated
	Common Stock			Other			Total
	Shares		Capital	Comprehensive	Retained	Treasury	Shareholders'
(in millions, except per share data)	Outstanding	Amount	Surplus	Loss	Earnings	Stock	Equity

BALANCE AT MARCH 31, 2018	172.5	$1,141	$2,134	$(553)	$8,110	$(2,832)	$8,000
Net income	—	—	—	—	326	—	326
Other comprehensive loss, net of tax	—	—	—	(36)	—	—	(36)
Cash dividends declared on common stock ($0.34 per share)	—	—	—	—	(58)	—	(58)
Purchase of common stock	(1.7)	—	—	—	—	(169)	(169)
Net issuance of common stock under employee stock plans	0.1	—	—	—	(4)	10	6
Share-based compensation	—	—	10	—	—	—	10
BALANCE AT JUNE 30, 2018	170.9	$1,141	$2,144	$(589)	$8,374	$(2,991)	$8,079

BALANCE AT MARCH 31, 2019	155.4	$1,141	$2,159	$(513)	$8,979	$(4,357)	$7,409
Net income	—	—	—	—	298	—	298
Other comprehensive income, net of tax	—	—	—	131	—	—	131
Cash dividends declared on common stock ($0.67 per share)	—	—	—	—	(100)	—	(100)
Purchase of common stock	(5.7)	—	—	—	—	(425)	(425)
Net issuance of common stock under employee stock plans	0.1	—	1	—	(1)	2	2
Share-based compensation	—	—	8	—	—	—	8
BALANCE AT JUNE 30, 2019	149.8	$1,141	$2,168	$(382)	$9,176	$(4,780)	$7,323

BALANCE AT DECEMBER 31, 2017	172.9	$1,141	$2,122	$(451)	$7,887	$(2,736)	$7,963
Cumulative effect of change in accounting principles	—	—	—	1	14	—	15
Net income	—	—	—	—	607	—	607
Other comprehensive loss, net of tax	—	—	—	(139)	—	—	(139)
Cash dividends declared on common stock ($0.64 per share)	—	—	—	—	(110)	—	(110)
Purchase of common stock	(3.4)	—	—	—	—	(328)	(328)
Net issuance of common stock under employee stock plans	1.3	—	(11)	—	(21)	69	37
Net issuance of common stock for warrants	0.1	—	(1)	—	(3)	4	—
Share-based compensation	—	—	34	—	—	—	34
BALANCE AT JUNE 30, 2018	170.9	$1,141	$2,144	$(589)	$8,374	$(2,991)	$8,079

BALANCE AT DECEMBER 31, 2018	160.1	$1,141	$2,148	$(609)	$8,781	$(3,954)	$7,507
Cumulative effect of change in accounting principle	—	—	—	—	(14)	—	(14)
Net income	—	—	—	—	637	—	637
Other comprehensive income, net of tax	—	—	—	227	—	—	227
Cash dividends declared on common stock ($1.34 per share)	—	—	—	—	(205)	—	(205)
Purchase of common stock	(10.9)	—	—	—	—	(859)	(859)
Net issuance of common stock under employee stock plans	0.6	—	(12)	—	(23)	33	(2)
Share-based compensation	—	—	32	—	—	—	32
BALANCE AT JUNE 30, 2019	149.8	$1,141	$2,168	$(382)	$9,176	$(4,780)	$7,323
See notes to consolidated financial statements (unaudited).

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
Comerica Incorporated and Subsidiaries

	Six Months Ended June 30,
(in millions)	2019	2018
OPERATING ACTIVITIES
Net income	$637	$607
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	31	(17)
(Benefit) provision for deferred income taxes	(4)	14
Depreciation and amortization	57	60
Net periodic defined benefit credit	(14)	(10)
Share-based compensation expense	32	34
Net amortization of securities	1	2
Net securities losses (gains)	8	(1)
Net gains on sales of foreclosed property	—	(1)
Net change in:
Accrued income receivable	(12)	(38)
Accrued expenses payable	(86)	(51)
Other, net	(225)	15
Net cash provided by operating activities	425	614
INVESTING ACTIVITIES
Investment securities available-for-sale:
Maturities and redemptions	991	895
Sales	987	5
Purchases	(2,043)	(891)
Net change in loans	(1,685)	(651)
Proceeds from sales of foreclosed property	—	6
Net increase in premises and equipment	(29)	(41)
Purchases of Federal Home Loan Bank stock	(49)	(41)
Proceeds from bank-owned life insurance settlements	7	3
Other, net	—	(1)
Net cash used in investing activities	(1,821)	(716)
FINANCING ACTIVITIES
Net change in:
Deposits	(209)	(737)
Short-term borrowings	1,689	48
Medium- and long-term debt:
Maturities	(350)	—
Issuances and advances	350	1,000
Common stock:
Repurchases	(872)	(337)
Cash dividends paid	(203)	(104)
Issuances under employee stock plans	11	46
Other, net	—	1
Net cash provided by (used in) financing activities	416	(83)
Net decrease in cash and cash equivalents	(980)	(185)
Cash and cash equivalents at beginning of period	4,561	5,845
Cash and cash equivalents at end of period	$3,581	$5,660
Interest paid	$220	$99
Income tax paid	161	94
Noncash investing and financing activities:
Loans transferred to other real estate	2	2
Securities transferred from held-to-maturity to available-for-sale	—	1,266
Securities transferred from available-for-sale to equity securities	—	81
See notes to consolidated financial statements (unaudited).

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

NOTE 1 - BASIS OF PRESENTATION AND ACCOUNTING POLICIES
Organization
The accompanying unaudited consolidated financial statements were prepared in accordance with United States (U.S.) generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation were included. The results of operations for the six months ended June 30, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019. Certain items in prior periods were reclassified to conform to the current presentation. For further information, refer to the consolidated financial statements and footnotes thereto included in the Annual Report of Comerica Incorporated and Subsidiaries (the Corporation) on Form 10-K for the year ended December 31, 2018.
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
Topic 842 requires the recognition of a lease liability, measured as the present value of unpaid lease payments for operating leases where the Corporation is the lessee, and a corresponding right-of-use (ROU) asset for the right to use the leased properties. The Corporation elected not to reassess whether contracts are or contain leases, lease classification or initial direct costs for existing leases, a set of practical expedients for transition provided by ASU 2016-12. Further, the Corporation elected the practical expedient to use hindsight in determining the lease term and assessing impairment. The election of the hindsight practical expedient resulted in longer lease terms for a limited number of strategic locations based on relevant factors as of the adoption date.
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
Operating lease liabilities reflect the Corporation’s obligation to make future lease payments, primarily for real estate locations. Lease terms typically comprise contractual terms but may include extension options reasonably certain of being exercised at lease inception for certain strategic locations such as regional headquarters. Payments are discounted using the rate the Corporation would pay to borrow amounts equal to the lease payments over the lease term (the Corporation’s incremental borrowing rate). The Corporation does not separate lease and non-lease components for contracts in which it is the lessee. ROU assets are measured based on lease liabilities adjusted for incentives as well as accrued and prepaid rent. Operating lease expense is recognized on a straight-line basis over the lease term, while variable lease payments are recognized as incurred. Common area maintenance and other executory costs are the main components of variable lease payments. Operating and variable lease expenses are recorded in net occupancy expense in the Consolidated Statements of Income.
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
ASU 2016-13 is effective for the Corporation on January 1, 2020 and must be applied using the modified retrospective approach with limited exceptions. The Corporation’s cross-functional implementation team, led by the Chief Financial Officer and Chief Credit Officer, continue to make progress in accordance with the detailed implementation plan for adoption. In prior periods, the Corporation developed and completed internal validations of new credit estimation models. The Corporation has implemented new processes and controls for the execution of the new model and is in the process of testing them. The implementation

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

team continues to challenge current model assumptions and outputs, refine the qualitative framework and finalize policies and disclosures. Additionally, limited parallel runs, which began in the fourth quarter 2018, will be enhanced throughout 2019 as more end-to-end processes, controls and policies are finalized.
Incorporating reasonable and supportable forecasts of economic conditions into the estimate of expected credit losses will require significant judgment, such as selecting economic variables and forecast scenarios as well as determining the appropriate length of the forecast horizon. Management will select economic variables it believes to be most relevant based on the composition of the loan portfolio and customer base, likely to include forecasted levels of employment, gross domestic product, corporate bond and treasury spreads, industrial production levels, consumer and commercial real estate price indices as well as housing statistics. Different economic forecasts ranging from more benign to more severe will be evaluated each reporting period to forecast losses over the contractual life of the loan portfolio. The Corporation anticipates using a two-year forecast horizon, which encompasses most of the remaining contractual life of its portfolio of commercial loans.
The ultimate impact of ASU 2016-13 will depend on the composition of the portfolio as well as economic conditions and forecasts at the time of adoption. Based on current factors, the overall allowance for credit losses is not expected to materially change due to the portfolio’s relatively short average contractual life. The commercial portfolio, comprising the majority of the Corporation’s portfolio, consists of loans and lending arrangements with short contractual maturities that are expected to result in a slight reduction to the allowance for credit losses. The allowance for credit losses is expected to increase for the consumer portfolio given its longer contractual maturities. ASU 2016-13 will be adopted in first quarter 2020.
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

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

Assets and Liabilities Recorded at Fair Value on a Recurring Basis
The following tables present the recorded amount of assets and liabilities measured at fair value on a recurring basis as of June 30, 2019 and December 31, 2018.

(in millions)	Total	Level 1	Level 2	Level 3
June 30, 2019
Deferred compensation plan assets	$89	$89	$—	$—
Equity securities	47	47	—	—
Investment securities available-for-sale:
U.S. Treasury and other U.S. government agency securities	2,793	2,793	—	—
Residential mortgage-backed securities (a)	9,545	—	9,545	—
Total investment securities available-for-sale	12,338	2,793	9,545	—
Derivative assets:
Interest rate contracts	210	—	189	21
Energy derivative contracts	129	—	129	—
Foreign exchange contracts	11	—	11	—
Total derivative assets	350	—	329	21
Total assets at fair value	$12,824	$2,929	$9,874	$21
Derivative liabilities:
Interest rate contracts	$36	$—	$36	$—
Energy derivative contracts	125	—	125	—
Foreign exchange contracts	10	—	10	—
Total derivative liabilities	171	—	171	—
Deferred compensation plan liabilities	89	89	—	—
Total liabilities at fair value	$260	$89	$171	$—
December 31, 2018
Deferred compensation plan assets	$88	$88	$—	$—
Equity securities	43	43	—	—
Investment securities available-for-sale:
U.S. Treasury and other U.S. government agency securities	2,727	2,727	—	—
Residential mortgage-backed securities (a)	9,318	—	9,318	—
Total investment securities available-for-sale	12,045	2,727	9,318	—
Derivative assets:
Interest rate contracts	67	—	58	9
Energy derivative contracts	189	—	189	—
Foreign exchange contracts	19	—	19	—
Total derivative assets	275	—	266	9
Total assets at fair value	$12,451	$2,858	$9,584	$9
Derivative liabilities:
Interest rate contracts	$70	$—	$70	$—
Energy derivative contracts	186	—	186	—
Foreign exchange contracts	13	—	13	—
Total derivative liabilities	269	—	269	—
Deferred compensation plan liabilities	88	88	—	—
Total liabilities at fair value	$357	$88	$269	$—

(a)	Issued and/or guaranteed by U.S. government agencies or U.S. government-sponsored enterprises.
There were no transfers of assets or liabilities recorded at fair value on a recurring basis into or out of Level 1, Level 2 and Level 3 fair value measurements during each of the three- and six-month periods ended June 30, 2019 and 2018.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

The following table summarizes the changes in Level 3 assets and liabilities measured at fair value on a recurring basis for the three- and six-month periods ended June 30, 2019 and 2018.

			Net Realized/Unrealized Gains (Losses) (Pretax) Recorded in Earnings (b)
	Balance at Beginning of Period	Change in Classification (a)				Balance at End of Period
					Sales and Redemptions
(in millions)			Realized	Unrealized
Three Months Ended June 30, 2019
Derivative assets:
Interest rate contracts	$14	$—	$—	$7	$—	$21

Three Months Ended June 30, 2018
Derivative assets:
Interest rate contracts	$7	$—	$—	$(1)	$—	$6

Six Months Ended June 30, 2019
Derivative assets:
Interest rate contracts	$9	—	—	12	—	21

Six Months Ended June 30, 2018
Equity securities	$—	$44	$—	$—	$(44)	$—
Investment securities available-for-sale:
State and municipal securities (c)	5	—	—	—	(5)	—
Equity and other non-debt securities (c)	44	(44)	—	—	—	—
Total investment securities available-for-sale	49	(44)	—	—	(5)	—
Derivative assets:
Interest rate contracts	14	—	—	(8)	—	6

(a)	Reflects the reclassification of equity securities resulting from the adoption of ASU 2016-01.

(b)	Realized and unrealized gains and losses due to changes in fair value are recorded in other noninterest income on the Consolidated Statements of Comprehensive Income.

(c)	Auction-rate securities.
Assets and Liabilities at Fair Value on a Nonrecurring Basis
The Corporation may be required to record certain assets and liabilities at fair value on a nonrecurring basis. These include assets that are recorded at the lower of cost or fair value, and were recognized at fair value since it was less than cost at the end of the period.
The following table presents assets recorded at fair value on a nonrecurring basis at June 30, 2019 and December 31, 2018. No liabilities were recorded at fair value on a nonrecurring basis at June 30, 2019 and December 31, 2018.

(in millions)	Level 3
June 30, 2019
Loans:
Commercial	$51
Commercial mortgage	2
Total assets at fair value	$53
December 31, 2018
Loans:
Commercial	$33
Commercial mortgage	2
Total assets at fair value	$35
Level 3 assets recorded at fair value on a nonrecurring basis at June 30, 2019 and December 31, 2018 included loans for which a specific allowance was established based on the fair value of collateral. The unobservable inputs were the additional adjustments applied by management to the appraised values to reflect such factors as non-current appraisals and revisions to estimated time to sell. These adjustments are determined based on qualitative judgments made by management on a case-by-case basis and are not quantifiable inputs, although they are used in the determination of fair value.

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
The carrying amount and estimated fair value of financial instruments not recorded at fair value in their entirety on a recurring basis on the Corporation’s Consolidated Balance Sheets are as follows:

	Carrying Amount	Estimated Fair Value
(in millions)		Total	Level 1	Level 2	Level 3
June 30, 2019
Assets
Cash and due from banks	$1,029	$1,029	$1,029	$—	$—
Interest-bearing deposits with banks	2,552	2,552	2,552	—	—
Loans held-for-sale	4	4	—	4	—
Total loans, net of allowance for loan losses (a)	51,144	51,292	—	—	51,292
Customers’ liability on acceptances outstanding	4	4	4	—	—
Restricted equity investments	297	297	297	—	—
Nonmarketable equity securities (b)	6	10
Liabilities
Demand deposits (noninterest-bearing)	27,001	27,001	—	27,001	—
Interest-bearing deposits	24,369	24,369	—	24,369	—
Customer certificates of deposit	2,441	2,427	—	2,427	—
Other time deposits	1,726	1,727	—	1,727	—
Total deposits	55,537	55,524	—	55,524	—
Short-term borrowings	1,733	1,733	1,733	—	—
Acceptances outstanding	4	4	4	—	—
Medium- and long-term debt	6,558	6,568	—	6,568	—
Credit-related financial instruments	(55)	(55)	—	—	(55)
December 31, 2018
Assets
Cash and due from banks	$1,390	$1,390	$1,390	$—	$—
Interest-bearing deposits with banks	3,171	3,171	3,171	—	—
Loans held-for-sale	3	3	—	3	—
Total loans, net of allowance for loan losses (a)	49,492	48,889	—	—	48,889
Customers’ liability on acceptances outstanding	4	4	4	—	—
Restricted equity investments	248	248	248	—	—
Nonmarketable equity securities (b)	6	11
Liabilities
Demand deposits (noninterest-bearing)	28,690	28,690	—	28,690	—
Interest-bearing deposits	24,740	24,740	—	24,740	—
Certificates of deposit	2,131	2,100	—	2,100	—
Total deposits	55,561	55,530	—	55,530	—
Short-term borrowings	44	44	44	—	—
Acceptances outstanding	4	4	4	—	—
Medium- and long-term debt	6,463	6,436	—	6,436	—
Credit-related financial instruments	(57)	(57)	—	—	(57)

(a)	Included $53 million and $35 million of impaired loans recorded at fair value on a nonrecurring basis at June 30, 2019 and December 31, 2018, respectively.

(b)
Certain investments that are measured at fair value using the net asset value have not been classified in the fair value hierarchy. The fair value amounts presented in the table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the Consolidated Balance Sheets.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

NOTE 3 - INVESTMENT SECURITIES
A summary of the Corporation’s investment securities follows:

(in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2019
Investment securities available-for-sale:
U.S. Treasury and other U.S. government agency securities	$2,744	$49	$—	$2,793
Residential mortgage-backed securities (a)	9,537	61	53	9,545
Total investment securities available-for-sale	$12,281	$110	$53	$12,338

December 31, 2018
Investment securities available-for-sale:
U.S. Treasury and other U.S. government agency securities	$2,732	$14	$19	$2,727
Residential mortgage-backed securities (a)	9,493	22	197	9,318
Total investment securities available-for-sale	$12,225	$36	$216	$12,045

(a)	Issued and/or guaranteed by U.S. government agencies or U.S. government-sponsored enterprises.
A summary of the Corporation’s investment securities in an unrealized loss position as of June 30, 2019 and December 31, 2018 follows:

	Temporarily Impaired
	Less than 12 Months		12 Months or more		Total
(in millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
June 30, 2019
Residential mortgage-backed securities (a)	271	—	4,194	53	4,465	53
Total temporarily impaired securities	$271	$—	$4,194	$53	$4,465	$53
December 31, 2018
U.S. Treasury and other U.S. government agency securities	$—	$—	$1,457	$19	$1,457	$19
Residential mortgage-backed securities (a)	1,008	9	6,412	188	7,420	197
Total temporarily impaired securities	$1,008	$9	$7,869	$207	$8,877	$216

(a)	Issued and/or guaranteed by U.S. government agencies or U.S. government-sponsored enterprises.
At June 30, 2019, the Corporation had 206 residential mortgage-backed securities securities in an unrealized loss position with no credit impairment. The unrealized losses for these securities resulted from changes in market interest rates and liquidity, not changes in credit quality. The Corporation ultimately expects full collection of the carrying amount of these securities, does not intend to sell the securities in an unrealized loss position, and it is not more-likely-than-not that the Corporation will be required to sell the securities in an unrealized loss position prior to recovery of amortized cost. The Corporation does not consider these securities to be other-than-temporarily impaired at June 30, 2019.
Sales, calls and write-downs of investment securities available-for-sale resulted in the following gains and losses recorded in net securities (losses) gains on the Consolidated Statements of Comprehensive Income, computed based on the adjusted cost of the specific security. There were no significant gains or losses of investment securities available-for-sale during both the three months ended June 30, 2019 and 2018.

	Six Months Ended June 30,
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

(in millions)
June 30, 2019	Amortized Cost	Fair Value
Contractual maturity
After one year through five years	$2,788	$2,839
After five years through ten years	1,288	1,295
After ten years	8,205	8,204
Total investment securities	$12,281	$12,338

Included in the contractual maturity distribution in the table above were residential mortgage-backed securities with total amortized cost and fair value of $9.5 billion. The actual cash flows of mortgage-backed securities may differ from contractual maturity as the borrowers of the underlying loans may exercise prepayment options.
At June 30, 2019, investment securities with a carrying value of $311 million were pledged where permitted or required by law to secure $259 million of liabilities, primarily public and other deposits of state and local government agencies as well as derivative instruments.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

NOTE 4 – CREDIT QUALITY AND ALLOWANCE FOR CREDIT LOSSES
The following table presents an aging analysis of the recorded balance of loans.

	Loans Past Due and Still Accruing
(in millions)	30-59 Days	60-89 Days	90 Days or More	Total	Nonaccrual Loans	Current Loans	Total Loans
June 30, 2019
Business loans:
Commercial	$44	$22	$11	$77	$155	$33,094	$33,326
Real estate construction:
Commercial Real Estate business line (a)	16	—	—	16	—	2,920	2,936
Other business lines (b)	—	—	—	—	—	356	356
Total real estate construction	16	—	—	16	—	3,276	3,292
Commercial mortgage:
Commercial Real Estate business line (a)	2	35	—	37	2	1,858	1,897
Other business lines (b)	5	7	6	18	10	7,292	7,320
Total commercial mortgage	7	42	6	55	12	9,150	9,217
Lease financing	—	—	—	—	1	574	575
International	5	—	—	5	3	1,016	1,024
Total business loans	72	64	17	153	171	47,110	47,434

Retail loans:
Residential mortgage	26	2	—	28	35	1,861	1,924
Consumer:
Home equity	3	1	—	4	18	1,731	1,753
Other consumer	1	—	—	1	—	689	690
Total consumer	4	1	—	5	18	2,420	2,443
Total retail loans	30	3	—	33	53	4,281	4,367
Total loans	$102	$67	$17	$186	$224	$51,391	$51,801
December 31, 2018
Business loans:
Commercial	$34	$26	$8	$68	$141	$31,767	$31,976
Real estate construction:
Commercial Real Estate business line (a)	6	—	—	6	—	2,681	2,687
Other business lines (b)	6	—	—	6	—	384	390
Total real estate construction	12	—	—	12	—	3,065	3,077
Commercial mortgage:
Commercial Real Estate business line (a)	4	—	—	4	2	1,737	1,743
Other business lines (b)	32	5	8	45	18	7,300	7,363
Total commercial mortgage	36	5	8	49	20	9,037	9,106
Lease financing	—	—	—	—	2	505	507
International	—	—	—	—	3	1,010	1,013
Total business loans	82	31	16	129	166	45,384	45,679

Retail loans:
Residential mortgage	11	3	—	14	36	1,920	1,970
Consumer:
Home equity	4	1	—	5	19	1,741	1,765
Other consumer	1	—	—	1	—	748	749
Total consumer	5	1	—	6	19	2,489	2,514
Total retail loans	16	4	—	20	55	4,409	4,484
Total loans	$98	$35	$16	$149	$221	$49,793	$50,163

(a)	Primarily loans to real estate developers.

(b)	Primarily loans secured by owner-occupied real estate.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

The following table presents loans by credit quality indicator, based on internal risk ratings assigned to each business loan at the time of approval and subjected to subsequent reviews, generally at least annually, and to pools of retail loans with similar risk characteristics.

	Internally Assigned Rating
(in millions)	Pass (a)	Special Mention (b)	Substandard (c)	Nonaccrual (d)	Total
June 30, 2019
Business loans:
Commercial	$31,818	$703	$650	$155	$33,326
Real estate construction:
Commercial Real Estate business line (e)	2,887	49	—	—	2,936
Other business lines (f)	353	3	—	—	356
Total real estate construction	3,240	52	—	—	3,292
Commercial mortgage:
Commercial Real Estate business line (e)	1,840	14	41	2	1,897
Other business lines (f)	7,105	135	70	10	7,320
Total commercial mortgage	8,945	149	111	12	9,217
Lease financing	557	14	3	1	575
International	993	19	9	3	1,024
Total business loans	45,553	937	773	171	47,434

Retail loans:
Residential mortgage	1,887	2	—	35	1,924
Consumer:
Home equity	1,727	—	8	18	1,753
Other consumer	686	4	—	—	690
Total consumer	2,413	4	8	18	2,443
Total retail loans	4,300	6	8	53	4,367
Total loans	$49,853	$943	$781	$224	$51,801
December 31, 2018
Business loans:
Commercial	$30,817	$464	$554	$141	$31,976
Real estate construction:
Commercial Real Estate business line (e)	2,664	23	—	—	2,687
Other business lines (f)	382	8	—	—	390
Total real estate construction	3,046	31	—	—	3,077
Commercial mortgage:
Commercial Real Estate business line (e)	1,682	14	45	2	1,743
Other business lines (f)	7,157	118	70	18	7,363
Total commercial mortgage	8,839	132	115	20	9,106
Lease financing	500	3	2	2	507
International	996	4	10	3	1,013
Total business loans	44,198	634	681	166	45,679

Retail loans:
Residential mortgage	1,931	3	—	36	1,970
Consumer:
Home equity	1,738	—	8	19	1,765
Other consumer	748	1	—	—	749
Total consumer	2,486	1	8	19	2,514
Total retail loans	4,417	4	8	55	4,484
Total loans	$48,615	$638	$689	$221	$50,163

(a)	Includes all loans not included in the categories of special mention, substandard or nonaccrual.

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

(e)	Primarily loans to real estate developers.

(f)	Primarily loans secured by owner-occupied real estate.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

The following table summarizes nonperforming assets.

(in millions)	June 30, 2019	December 31, 2018
Nonaccrual loans	$224	$221
Reduced-rate loans (a)	6	8
Total nonperforming loans	230	229
Foreclosed property (b)	3	1
Total nonperforming assets	$233	$230

(a)	Comprised of reduced-rate retail loans.

(b)	Included $3 million of foreclosed residential real estate properties at June 30, 2019, compared to none at December 31, 2018.
There were no retail loans secured by residential real estate properties in process of foreclosure included in nonaccrual loans at June 30, 2019, compared to $1 million at December 31, 2018.
Allowance for Credit Losses
The following table details the changes in the allowance for loan losses and related loan amounts.

	2019			2018
(in millions)	Business Loans	Retail Loans	Total	Business Loans	Retail Loans	Total

Three Months Ended June 30
Allowance for loan losses:
Balance at beginning of period	$608	$39	$647	$653	$45	$698
Loan charge-offs	(43)	(1)	(44)	(18)	(2)	(20)
Recoveries on loans previously charged-off	10	1	11	22	1	23
Net loan (charge-offs) recoveries	(33)	—	(33)	4	(1)	3
Provision for loan losses	43	—	43	(21)	(2)	(23)
Foreign currency translation adjustment	—	—	—	(1)	—	(1)
Balance at end of period	$618	$39	$657	$635	$42	$677

Six Months Ended June 30
Allowance for loan losses:
Balance at beginning of period	$627	$44	$671	$661	$51	$712
Loan charge-offs	(62)	(2)	(64)	(54)	(3)	(57)
Recoveries on loans previously charged-off	18	2	20	30	2	32
Net loan charge-offs	(44)	—	(44)	(24)	(1)	(25)
Provision for loan losses	35	(5)	30	(1)	(8)	(9)
Foreign currency translation adjustment	—	—	—	(1)	—	(1)
Balance at end of period	$618	$39	$657	$635	$42	$677

As a percentage of total loans	1.30%	0.89%	1.27%	1.40%	0.96%	1.36%

June 30
Allowance for loan losses:
Individually evaluated for impairment	$38	$1	$39	$39	$—	$39
Collectively evaluated for impairment	580	38	618	596	42	638
Total allowance for loan losses	$618	$39	$657	$635	$42	$677
Loans:
Individually evaluated for impairment	$207	$33	$240	$310	$30	$340
Collectively evaluated for impairment	47,227	4,334	51,561	45,052	4,400	49,452
Total loans evaluated for impairment	$47,434	$4,367	$51,801	$45,362	$4,430	$49,792

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

Changes in the allowance for credit losses on lending-related commitments, included in accrued expenses and other liabilities on the Consolidated Balance Sheets, are summarized in the following table.

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2019	2018	2019	2018
Balance at beginning of period	$30	$40	$30	$42
Provision for credit losses on lending-related commitments	1	(6)	1	(8)
Balance at end of period	$31	$34	$31	$34

Individually Evaluated Impaired Loans
The following table presents additional information regarding individually evaluated impaired loans.

	Recorded Investment In:
(in millions)	Impaired Loans with No Related Allowance	Impaired Loans with Related Allowance	Total Impaired Loans	Unpaid Principal Balance	Related Allowance for Loan Losses
June 30, 2019
Business loans:
Commercial	$—	$150	$150	$229	$36
Commercial mortgage:
Commercial Real Estate business line (a)	39	—	39	49	—
Other business lines (b)	2	12	14	18	2
Total commercial mortgage	41	12	53	67	2
Lease financing	—	1	1	1	—
International	2	1	3	9	—
Total business loans	43	164	207	306	38

Retail loans:
Residential mortgage	16	8	24	24	1
Consumer:
Home equity	9	—	9	10	—
Other consumer	—	—	—	1	—
Total consumer	9	—	9	11	—
Total retail loans (c)	25	8	33	35	1
Total individually evaluated impaired loans	$68	$172	$240	$341	$39
December 31, 2018
Business loans:
Commercial	$50	$130	$180	$227	$24
Commercial mortgage:
Commercial Real Estate business line (a)	39	—	39	49	—
Other business lines (b)	2	16	18	23	3
Total commercial mortgage	41	16	57	72	3
International	2	1	3	8	—
Total business loans	93	147	240	307	27

Retail loans:
Residential mortgage	16	8	24	25	—
Consumer:
Home equity	11	—	11	13	—
Other consumer	1	—	1	1	—
Total consumer	12	—	12	14	—
Total retail loans (c)	28	8	36	39	—
Total individually evaluated impaired loans	$121	$155	$276	$346	$27

(a)	Primarily loans to real estate developers.

(b)	Primarily loans secured by owner-occupied real estate.

(c)	Individually evaluated retail loans generally have no related allowance for loan losses, primarily due to policy which results in direct write-downs of most restructured retail loans.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

The following table presents information regarding average individually evaluated impaired loans and the related interest recognized as of June 30, 2019 and 2018. Interest income recognized for the period primarily related to performing restructured loans.

	Individually Evaluated Impaired Loans
	2019		2018
(in millions)	Average Balance for the Period	Interest Income Recognized for the Period	Average Balance for the Period	Interest Income Recognized for the Period
Three Months Ended June 30
Business loans:
Commercial	$146	$1	$277	$1
Commercial mortgage:
Commercial Real Estate business line (a)	39	—	40	1
Other business lines (b)	15	—	25	—
Total commercial mortgage	54	—	65	1
Lease financing	1	—	—	—
International	3	—	4	—
Total business loans	204	1	346	2

Retail loans:
Residential mortgage	24	—	19	—
Consumer loans:
Home equity	9	—	11	—
Other consumer	1	—	1	—
Total consumer	10	—	12	—
Total retail loans	34	—	31	—
Total individually evaluated impaired loans	$238	$1	$377	$2
Six Months Ended June 30
Business loans:
Commercial	$157	$2	$309	$2
Commercial mortgage:
Commercial Real Estate business line (a)	39	1	40	2
Other business lines (b)	16	—	25	—
Total commercial mortgage	55	1	65	2
Lease financing	1	—	—	—
International	3	—	5	—
Total business loans	216	3	379	4

Retail loans:
Residential mortgage	24	—	20	—
Consumer:
Home equity	9	—	11	—
Other consumer	1	—	1	—
Total consumer	10	—	12	—
Total retail loans	34	—	32	—
Total individually evaluated impaired loans	$250	$3	$411	$4

(a)	Primarily loans to real estate developers.

(b)	Primarily loans secured by owner-occupied real estate.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

Troubled Debt Restructurings
The following table details the recorded balance at June 30, 2019 and 2018 of loans considered to be troubled debt restructurings (TDRs) that were restructured during the three- and six-month periods ended June 30, 2019 and 2018, by type of modification. In cases of loans with more than one type of modification, the loans were categorized based on the most significant modification.

(in millions)	2019			2018
	Type of Modification			Type of Modification
(in millions)	Principal Deferrals (a)	Interest Rate Reductions	Total Modifications	Principal Deferrals (a)	Interest Rate Reductions	Total Modifications
Three Months Ended June 30,
Business loans:
Commercial	$—	$—	$—	$25	$—	$25
Commercial mortgage:
Other business lines (b)	—	—	—	—	—	—
Total business loans	—	—	—	25	—	25

Retail loans:
Consumer:
Home equity (c)	—	—	—	—	1	1
Total loans	$—	$—	$—	$25	$1	$26
Six Months Ended June 30,
Business loans:
Commercial	$11	$—	$11	$45	$—	$45
Commercial mortgage:
Other business lines (b)	1	—	1	1	—	1
Total business loans	12	—	12	46	—	46

Retail loans:
Consumer:
Home equity (c)	—	1	1	1	1	2
Total loans	$12	$1	$13	$47	$1	$48

(a)	Primarily represents loan balances where terms were extended 90 days or more at or above contractual interest rates.

(b)	Primarily loans secured by owner-occupied real estate.

(c)	Includes bankruptcy loans for which the court has discharged the borrower's obligation and the borrower has not reaffirmed the debt.
The Corporation charges interest on principal balances outstanding during deferral periods. Additionally, none of the modifications involved forgiveness of principal. As a result, the current and future financial effects of the recorded balance of loans considered to be TDRs that were restructured during the six months ended June 30, 2019 and 2018 were insignificant.
At June 30, 2019 and December 31, 2018, commitments to lend additional funds to borrowers whose terms have been modified in TDRs totaled $6 million and $20 million, respectively. On an ongoing basis, the Corporation monitors the performance of modified loans to their restructured terms. The allowance for loan losses continues to be reassessed on the basis of an individual evaluation of the loan.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

The following table presents information regarding the recorded balance at June 30, 2019 and 2018 of loans modified by principal deferral during the twelve-month periods ended June 30, 2019 and 2018.

	Principal Deferrals
(in millions)	2019	2018
June 30
Business loans:
Commercial	$12	$97
Commercial mortgage:
Commercial Real Estate business line (a)	—	37
Other business lines (b)	2	2
Total commercial mortgage	2	39
Total business loans	14	136

Retail loans:
Consumer:
Home equity (c)	1	1
Total loans	$15	$137

(a)	Primarily loans to real estate developers.

(b)	Primarily loans secured by owner-occupied real estate.

(c)	Includes bankruptcy loans for which the court has discharged the borrower's obligation and the borrower has not reaffirmed the debt.
During the twelve-month periods ended June 30, 2019 and 2018, loans with a carrying value of $3 million and $2 million, respectively, were modified by interest rate reduction (reduced-rate loans). There were no loans restructured into two notes (AB note restructures) during either of the twelve-month periods ended June 30, 2019 and 2018.
For principal deferrals, incremental deterioration in the credit quality of the loan, represented by a downgrade in the risk rating of the loan, for example, due to missed interest payments or a reduction of collateral value, is considered a subsequent default. For interest rate reductions and AB note restructures, a subsequent payment default is defined in terms of delinquency, when a principal or interest payment is 90 days past due. There were no subsequent defaults of principal deferrals, interest rate reductions or AB note restructures during both the three- and six-month periods ended June 30, 2019 and 2018.
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
Credit risk is the possible loss that may occur in the event of nonperformance by the counterparty to a financial instrument. The Corporation attempts to minimize credit risk arising from customer-initiated derivatives by evaluating the creditworthiness of each customer, adhering to the same credit approval process used for traditional lending activities and obtaining collateral as deemed necessary. Derivatives with dealer counterparties are either cleared through a clearinghouse or settled directly with a single counterparty. For derivatives settled directly with dealer counterparties, the Corporation utilizes counterparty risk limits and monitoring procedures as well as master netting arrangements and bilateral collateral agreements to facilitate the management of credit risk. Master netting arrangements effectively reduce credit risk by permitting settlement of positive and negative positions and offset cash collateral held with the same counterparty on a net basis. Bilateral collateral agreements require daily exchange of cash or highly rated securities issued by the U.S. Treasury or other U.S. government entities to collateralize amounts due to either party. At June 30, 2019, counterparties with bilateral collateral agreements pledged $1 million of marketable investment securities and deposited $51 million of cash with the Corporation to secure the fair value of contracts in an unrealized gain position,

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

and the Corporation had pledged $21 million of marketable investment securities and posted $10 million of cash as collateral for contracts in an unrealized loss position. For those counterparties not covered under bilateral collateral agreements, collateral is obtained, if deemed necessary, based on the results of management’s credit evaluation of the counterparty. Collateral varies, but may include cash, investment securities, accounts receivable, equipment or real estate. Included in the fair value of derivative instruments are credit valuation adjustments reflecting counterparty credit risk. These adjustments are determined by applying a credit spread for the counterparty or the Corporation, as appropriate, to the total expected exposure of the derivative. There were no derivative instruments with credit-risk-related contingent features that were in a liability position at June 30, 2019.
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
Over-the-counter contracts are tailored to meet the needs of the counterparties involved and, therefore, contain a greater degree of credit risk and liquidity risk than exchange-traded contracts, which have standardized terms and readily available price information. The Corporation reduces exposure to market and liquidity risks from over-the-counter derivative instruments entered into for risk management purposes, and transactions entered into to mitigate the market risk associated with customer-initiated transactions, by taking offsetting positions with investment grade domestic and foreign financial institutions and subjecting counterparties to credit approvals, limits and collateral monitoring procedures similar to those used in making other extensions of credit. In addition, certain derivative contracts executed bilaterally with a dealer counterparty in the over-the-counter market are cleared through a clearinghouse, whereby the clearinghouse becomes the counterparty to the transaction.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

The following table presents the composition of the Corporation’s derivative instruments held or issued for risk management purposes or in connection with customer-initiated and other activities at June 30, 2019 and December 31, 2018. The table excludes commitments and warrants accounted for as derivatives.

	June 30, 2019			December 31, 2018
		Fair Value			Fair Value
(in millions)	Notional/ Contract Amount (a)	Gross Derivative Assets	Gross Derivative Liabilities	Notional/ Contract Amount (a)	Gross Derivative Assets	Gross Derivative Liabilities
Risk management purposes
Derivatives designated as hedging instruments
Interest rate contracts:
Swaps - fair value - receive fixed/pay floating	$2,625	$—	$—	$2,625	$—	$2
Swaps - cash flow - receive fixed/pay floating	2,800	—	—	—	—	—
Derivatives used as economic hedges
Foreign exchange contracts:
Spot, forwards and swaps	354	—	1	302	1	1
Total risk management purposes	5,779	—	1	2,927	1	3
Customer-initiated and other activities
Interest rate contracts:
Caps and floors written	1,014	—	1	885	—	1
Caps and floors purchased	1,014	1	—	885	1	—
Swaps	14,305	209	35	13,115	66	67
Total interest rate contracts	16,333	210	36	14,885	67	68
Energy contracts:
Caps and floors written	431	—	24	278	—	26
Caps and floors purchased	431	24	—	278	26	—
Swaps	2,235	105	101	2,094	163	160
Total energy contracts	3,097	129	125	2,650	189	186
Foreign exchange contracts:
Spot, forwards, options and swaps	1,429	11	9	1,095	18	12
Total customer-initiated and other activities	20,859	350	170	18,630	274	266
Total gross derivatives	$26,638	$350	$171	$21,557	$275	$269
Amounts offset in the Consolidated Balance Sheets:
Netting adjustment - Offsetting derivative assets/liabilities		(60)	(60)		(45)	(45)
Netting adjustment - Cash collateral received/posted		(51)	(9)		(174)	(1)
Net derivatives included in the Consolidated Balance Sheets (b)		239	102		56	223
Amounts not offset in the Consolidated Balance Sheets:
Marketable securities pledged under bilateral collateral agreements		(1)	(20)		(1)	—
Net derivatives after deducting amounts not offset in the Consolidated Balance Sheets		$238	$82		$55	$223

(a)
Notional or contractual amounts, which represent the extent of involvement in the derivatives market, are used to determine the contractual cash flows required in accordance with the terms of the agreement. These amounts are typically not exchanged, significantly exceed amounts subject to credit or market risk and are not reflected in the Consolidated Balance Sheets.

(b)
Net derivative assets are included in accrued income and other assets and net derivative liabilities are included in accrued expenses and other liabilities on the Consolidated Balance Sheets. Included in the fair value of net derivative assets and net derivative liabilities are credit valuation adjustments reflecting counterparty credit risk and credit risk of the Corporation. The fair value of net derivative assets included credit valuation adjustments for counterparty credit risk of $7 million and $2 million at June 30, 2019 and December 31, 2018, respectively.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

Risk Management
The Corporation's derivative instruments used for managing interest rate risk currently comprise swaps converting fixed-rate long-term debt to variable rates and variable-rate loans to fixed rates.
The following table details the effects of fair value hedging on the Consolidated Statements of Comprehensive Income.

	Interest on Medium- and Long-Term Debt
	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2019	2018	2019	2018
Total interest on medium-and long-term debt (a)	$51	$32	$102	$57

Fair value hedging relationships:
Interest rate contracts:
Hedged items	26	15	52	30
Derivatives designated as hedging instruments	—	(2)	1	(5)
(a) Includes the effects of hedging.
For the impact of cash flow hedging, refer to Note 8.
The following table summarizes the expected weighted average remaining maturity of the notional amount of risk management interest rate swaps, the carrying amount of the related hedged items and the weighted average interest rates associated with amounts expected to be received or paid on interest rate swap agreements as of June 30, 2019 and December 31, 2018.

			Weighted Average
(dollar amounts in millions)	Derivative Notional Amount	Carrying Value of Hedged Items (a)	Remaining Maturity (in years)	Receive Rate	Pay Rate (b)
June 30, 2019
Swaps - cash flow - receive fixed/pay floating rate
Variable rate loans	$2,800		3.1	2.23	2.44
Swaps - fair value - receive fixed/pay floating rate
Medium- and long-term debt	2,625	$2,758	4.7	3.65	3.46
December 31, 2018
Swaps - fair value - receive fixed/pay floating rate
Medium- and long-term debt	2,625	2,663	3.9	3.40	3.45

(a)
Included $146 million and $49 million of cumulative hedging adjustments to fair value hedges at June 30, 2019 and December 31, 2018, respectively, which included $7 million and $8 million, respectively, of hedging adjustment on a discontinued hedging relationship.

(b)	Variable rates paid on receive fixed swaps designated as fair value and cash flow hedges are based on one- and six-month LIBOR rates in effect at June 30, 2019 and December 31, 2018.
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
For customer-initiated foreign exchange contracts where offsetting positions have not been taken, the Corporation manages the remaining inherent market risk through individual foreign currency position limits and aggregate value-at-risk limits. These limits are established annually and reviewed quarterly. For those customer-initiated derivative contracts which were not offset or where the Corporation holds a position within the limits described above, the Corporation recognized no net gains or losses in other noninterest income in the Consolidated Statements of Comprehensive Income for both the three- and six-month periods ended June 30, 2019 and 2018.

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

		Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	Location of Gain	2019	2018	2019	2018
Interest rate contracts	Other noninterest income	$6	$7	$12	$11
Energy contracts	Other noninterest income	2	—	3	—
Foreign exchange contracts	Foreign exchange income	11	12	22	24
Total		$19	$19	$37	$35
Credit-Related Financial Instruments
The Corporation issues off-balance sheet financial instruments in connection with commercial and consumer lending activities. The Corporation’s credit risk associated with these instruments is represented by the contractual amounts indicated in the following table.

(in millions)	June 30, 2019	December 31, 2018
Unused commitments to extend credit:
Commercial and other	$23,440	$24,266
Bankcard, revolving check credit and home equity loan commitments	3,156	3,001
Total unused commitments to extend credit	$26,596	$27,267
Standby letters of credit	$3,233	$3,244
Commercial letters of credit	25	39

The Corporation maintains an allowance to cover probable credit losses inherent in lending-related commitments, including unused commitments to extend credit, letters of credit and financial guarantees. The allowance for credit losses on lending-related commitments, included in accrued expenses and other liabilities on the Consolidated Balance Sheets, was $31 million and $30 million at June 30, 2019 and December 31, 2018, respectively.
Unused Commitments to Extend Credit
Commitments to extend credit are legally binding agreements to lend to a customer, provided there is no violation of any condition established in the contract. These commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many commitments expire without being drawn upon, the total contractual amount of commitments does not necessarily represent future cash requirements of the Corporation. Commercial and other unused commitments are primarily variable rate commitments. The allowance for credit losses on lending-related commitments included $24 million at both June 30, 2019 and December 31, 2018 for probable credit losses inherent in the Corporation’s unused commitments to extend credit.
Standby and Commercial Letters of Credit
Standby letters of credit represent conditional obligations of the Corporation which guarantee the performance of a customer to a third party. Standby letters of credit are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing and similar transactions. Commercial letters of credit are issued to finance foreign or domestic trade transactions. These contracts expire in decreasing amounts through the year 2028. The Corporation may enter into participation arrangements with third parties that effectively reduce the maximum amount of future payments which may be required under standby and commercial letters of credit. These risk participations covered $145 million and $136 million, respectively, of the $3.3 billion standby and commercial letters of credit outstanding at June 30, 2019 and December 31, 2018.
The carrying value of the Corporation’s standby and commercial letters of credit, included in accrued expenses and other liabilities on the Consolidated Balance Sheets, totaled $32 million at June 30, 2019, including $25 million in deferred fees and $7 million in the allowance for credit losses on lending-related commitments. At December 31, 2018, the comparable amounts were $34 million, $28 million and $6 million, respectively.
The following table presents a summary of criticized standby and commercial letters of credit at June 30, 2019 and December 31, 2018. The Corporation's criticized list is generally consistent with the Special Mention, Substandard and Doubtful categories defined by regulatory authorities. The Corporation manages credit risk through underwriting, periodically reviewing and approving its credit exposures using Board committee approved credit policies and guidelines.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

(dollar amounts in millions)	June 30, 2019	December 31, 2018
Total criticized standby and commercial letters of credit	$45	$49
As a percentage of total outstanding standby and commercial letters of credit	1.4%	1.5%
Other Credit-Related Financial Instruments
The Corporation enters into credit risk participation agreements, under which the Corporation assumes credit exposure associated with a borrower’s performance related to certain interest rate derivative contracts. The Corporation is not a party to the interest rate derivative contracts and only enters into these credit risk participation agreements in instances in which the Corporation is also a party to the related loan participation agreement for such borrowers. The Corporation manages its credit risk on the credit risk participation agreements by monitoring the creditworthiness of the borrowers, which is based on the normal credit review process had it entered into the derivative instruments directly with the borrower. The notional amount of such credit risk participation agreement reflects the pro-rata share of the derivative instrument, consistent with its share of the related participated loan. As of June 30, 2019 and December 31, 2018, the total notional amount of the credit risk participation agreements was approximately $720 million and $703 million, respectively, and the fair value was insignificant for both periods. The maximum estimated exposure to these agreements, as measured by projecting a maximum value of the guaranteed derivative instruments, assuming 100 percent default by all obligors on the maximum values, was $21 million and $7 million at June 30, 2019 and December 31, 2018, respectively. In the event of default, the lead bank has the ability to liquidate the assets of the borrower, in which case the lead bank would be required to return a percentage of the recouped assets to the participating banks. As of June 30, 2019, the weighted average remaining maturity of outstanding credit risk participation agreements was 3.4 years.
NOTE 6 - VARIABLE INTEREST ENTITIES (VIEs)
The Corporation evaluates its interest in certain entities to determine if these entities meet the definition of a VIE and whether the Corporation is the primary beneficiary and should consolidate the entity based on the variable interests it held both at inception and when there is a change in circumstances that requires a reconsideration.
The Corporation holds ownership interests in funds in the form of limited partnerships or limited liability companies (LLCs) investing in affordable housing projects that qualify for the low-income housing tax credit (LIHTC). The Corporation also directly invests in limited partnerships and LLCs that invest in community development projects, which generate similar tax credits to investors (other tax credit entities). As an investor, the Corporation obtains income tax credits and deductions from the operating losses of these tax credit entities. These tax credit entities meet the definition of a VIE; however, the Corporation is not the primary beneficiary of the entities, as the general partner or the managing member has both the power to direct the activities that most significantly impact the economic performance of the entities and the obligation to absorb losses or the right to receive benefits that could be significant to the entities.
The Corporation accounts for its interests in LIHTC entities using the proportional amortization method. Ownership interests in other tax credit entities are accounted for under either the cost or equity method. Exposure to loss as a result of the Corporation's involvement in LIHTC entities and other tax credit entities at June 30, 2019 was limited to $437 million and $6 million, respectively.
Investment balances, including all legally binding commitments to fund future investments, are included in accrued income and other assets on the Consolidated Balance Sheets. A liability is recognized in accrued expenses and other liabilities on the Consolidated Balance Sheets for all legally binding unfunded commitments to fund tax credit entities ($166 million at June 30, 2019). Amortization and other write-downs of LIHTC investments are presented on a net basis as a component of the provision for income taxes on the Consolidated Statements of Comprehensive Income, while amortization and write-downs of other tax credit investments are recorded in other noninterest income. The income tax credits and deductions are recorded as a reduction of income tax expense and a reduction of federal income taxes payable.
The Corporation provided no financial or other support that was not contractually required to any of the above VIEs during the six months ended June 30, 2019 and 2018.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

The following table summarizes the impact of these tax credit entities on line items on the Corporation’s Consolidated Statements of Comprehensive Income.

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2019	2018	2019	2018
Other noninterest income:
Amortization of other tax credit investments	$—	$1	$1	$2
Provision for income taxes:
Amortization of LIHTC investments	17	16	32	31
Low income housing tax credits	(15)	(15)	(30)	(30)
Other tax benefits related to tax credit entities	(4)	(4)	(7)	(7)
Total provision for income taxes	$(2)	$(3)	$(5)	$(6)

For further information on the Corporation’s consolidation policy, see Note 1 to the consolidated financial statements in the Corporation's 2018 Annual Report.
NOTE 7 - MEDIUM- AND LONG-TERM DEBT
Medium- and long-term debt is summarized as follows:

(in millions)	June 30, 2019	December 31, 2018
Parent company
Subordinated notes:
3.80% subordinated notes due 2026 (a)	$264	$250
Medium- and long-term notes:
2.125% notes due 2019 (a)	—	348
3.70% notes due 2023 (a)	887	861
4.00% notes due 2029 (a)	372	—
Total medium- and long-term notes	1,259	1,209
Total parent company	1,523	1,459
Subsidiaries
Subordinated notes:
4.00% subordinated notes due 2025 (a)	359	343
7.875% subordinated notes due 2026 (a)	205	198
Total subordinated notes	564	541
Medium-term notes:
2.50% notes due 2020 (a)	671	663
Federal Home Loan Bank (FHLB) advances:
Floating-rate based on FHLB auction rate due 2026	2,800	2,800
Floating-rate based on FHLB auction rate due 2028	1,000	1,000
Total FHLB advances	3,800	3,800
Total subsidiaries	5,035	5,004
Total medium- and long-term debt	$6,558	$6,463

(a)
The fixed interest rates on these notes have been swapped to a variable rate and designated in a hedging relationship. Accordingly, carrying value has been adjusted to reflect the change in the fair value of the debt as a result of changes in the benchmark rate.

Subordinated notes with remaining maturities greater than one year qualify as Tier 2 capital.
Comerica Bank (the Bank), a wholly-owned subsidiary of the Corporation, is a member of the FHLB, which provides short- and long-term funding to its members through advances collateralized by real estate-related assets. The interest rate on the FHLB advances resets between four and eight weeks, based on the FHLB auction rate. At June 30, 2019, the weighted-average rate on the FHLB advances was 2.46%. Each note may be prepaid in full, without penalty, at each scheduled reset date. Borrowing capacity is contingent on the amount of collateral available to be pledged to the FHLB. At June 30, 2019, $17.0 billion of real estate-related loans were pledged to the FHLB as collateral for current and potential future borrowings of approximately $4.1 billion.
In the first quarter 2019, the Corporation issued $350 million of 4.00% senior notes maturing in 2029, swapped to a floating rate at 30-day LIBOR plus 129 basis points.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

Unamortized debt issuance costs deducted from the carrying amount of medium- and long-term debt totaled $9 million at June 30, 2019 and $8 million at December 31, 2018.
NOTE 8 - ACCUMULATED OTHER COMPREHENSIVE LOSS
The following table presents a reconciliation of the changes in the components of accumulated other comprehensive loss and details the components of other comprehensive income (loss) for the six months ended June 30, 2019 and 2018, including the amount of income tax expense (benefit) allocated to each component of other comprehensive income (loss).

	Six Months Ended June 30,
(in millions)	2019	2018
Accumulated net unrealized gains (losses) on investment securities:
Balance at beginning of period, net of tax	$(138)	$(101)

Cumulative effect of change in accounting principle	—	1

Net unrealized holding gains (losses) arising during the period	229	(197)
Less: Provision (benefit) for income taxes	54	(46)
Net unrealized holding gains (losses) arising during the period, net of tax	175	(151)
Less:
Net realized losses included in net securities losses	(8)	—
Less: Benefit for income taxes	(2)	—
Reclassification adjustment for net securities losses included in net income, net of tax	(6)	—
Change in net unrealized gains (losses) on investment securities, net of tax	181	(151)
Balance at end of period, net of tax	$43	$(251)

Accumulated net gains on cash flow hedges:
Balance at beginning of period, net of tax	$—	$—

Net cash flow hedge gains arising during the period	51	—
Less: Provision for income taxes	12	—
Change in net cash flow hedge gains arising during the period, net of tax	39	—
Less:
Net cash flow hedge losses included in interest and fees on loans	(1)	—
Change in net cash flow hedge gains, net of tax	40	—
Balance at end of period, net of tax (a)	$40	$—

Accumulated defined benefit pension and other postretirement plans adjustment:
Balance at beginning of period, net of tax	$(471)	$(350)

Amortization of actuarial net loss	21	30
Amortization of prior service credit	(13)	(14)
Amounts recognized in other noninterest expense	8	16
Less: Provision for income taxes	2	4
Change in defined benefit pension and other postretirement plans adjustment, net of tax	6	12
Balance at end of period, net of tax	$(465)	$(338)
Total accumulated other comprehensive loss at end of period, net of tax	$(382)	$(589)
(a) The Corporation expects to reclassify $8 million of net gains, net of tax, from accumulated other comprehensive loss to earnings over the next twelve months if interest yield curves and notional amounts remain at June 30, 2019 levels.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

NOTE 9 - NET INCOME PER SHARE
Basic and diluted net income per share are presented in the following table.

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except per share data)	2019	2018	2019	2018
Basic and diluted
Net income	$298	$326	$637	$607
Less: Income allocated to participating securities	1	2	3	4
Net income attributable to shares	$297	$324	$634	$603

Basic average shares	152	171	155	171

Basic net income per share	$1.95	$1.90	$4.10	$3.52

Basic average shares	152	171	155	171
Dilutive stock equivalents:
Net effect of the assumed exercise of stock options	1	2	1	2
Net effect of the assumed exercise of warrants	—	1	—	1
Diluted average shares	153	174	156	174

Diluted net income per share	$1.94	$1.87	$4.06	$3.46

The following average shares related to outstanding options to purchase shares of stock were not included in the computation of diluted net income per share because the options were anti-dilutive for the period.

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Average outstanding options	470,162	—	446,610	—
Range of exercise prices	$79.01 - $95.25	—	$79.01 - $95.25	—

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

Qualified Defined Benefit Pension Plan	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2019	2018	2019	2018
Service cost	$7	$8	$15	$15

Other components of net benefit credit:
Interest cost	20	18	40	37
Expected return on plan assets	(41)	(41)	(83)	(82)
Amortization of prior service credit	(4)	(4)	(9)	(9)
Amortization of net loss	8	12	17	25
Total other components of net benefit credit	(17)	(15)	(35)	(29)
Net periodic defined benefit credit	$(10)	$(7)	$(20)	$(14)

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

Non-Qualified Defined Benefit Pension Plan	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2019	2018	2019	2018
Service cost	$1	$1	$2	$1

Other components of net benefit cost:
Interest cost	2	2	4	4
Amortization of prior service credit	(2)	(3)	(4)	(5)
Amortization of net loss	2	3	4	5
Total other components of net benefit cost	2	2	4	4
Net periodic defined benefit cost	$3	$3	$6	$5

Postretirement Benefit Plan	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2019	2018	2019	2018
Other components of net benefit credit:
Interest cost	$—	$—	$1	$1
Expected return on plan assets	—	(1)	(1)	(2)
Net periodic defined benefit credit	$—	$(1)	$—	$(1)

NOTE 11 - INCOME TAXES AND TAX-RELATED ITEMS
At June 30, 2019, net unrecognized tax benefits were $15 million, compared to $14 million at December 31, 2018. The Corporation anticipates it is reasonably possible settlements with tax authorities will result in a $1 million decrease in net unrecognized tax benefits within the next twelve months. The liability for tax-related interest and penalties included in accrued expenses and other liabilities was $7 million at both June 30, 2019 and December 31, 2018.
Net deferred tax assets were $104 million at June 30, 2019, compared to $166 million at December 31, 2018. The $62 million decrease in net deferred tax assets resulted from a decrease in deferred tax assets, due to a decrease in unrealized losses on investment securities, and an increase in deferred tax liabilities arising from cash flow hedges used to manage interest rate risk. Included in deferred tax assets at both June 30, 2019 and December 31, 2018 were $4 million of state net operating loss carryforwards, which expire between 2019 and 2028. The Corporation believes it is more likely than not the benefit from certain of these state net operating loss carryforwards will not be realized and, accordingly, maintained a valuation allowance of $3 million at both June 30, 2019 and December 31, 2018.
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
NOTE 12 - CONTINGENT LIABILITIES
Legal Proceedings
As previously reported in the Corporation's Form 10-K for the year ended December 31, 2018 and Form 10-Q for the period ended March 31, 2019, the Bank was named in November 2011 as a third-party defendant in Butte Local Development v. Masters Group v. Comerica Bank (the case), for lender liability. The case was tried in January 2014, in the Montana Second District Judicial Court for Silver Bow County in Butte, Montana. On January 17, 2014, a jury awarded Masters $52 million against the Bank. On July 1, 2015, after an appeal filed by the Corporation, the Montana Supreme Court reversed the judgment against the Corporation and remanded the case for a new trial with instructions that Michigan contract law should apply and dismissing all other claims. The case was retried in the same district court, without a jury, in January 2017, and the Corporation awaits a ruling. Management believes current reserves related to this case are adequate in the event of a negative outcome.
The Corporation and certain of its subsidiaries are subject to various other pending or threatened legal proceedings arising out of the normal course of business or operations. The Corporation believes it has meritorious defenses to the claims asserted against it in its other currently outstanding legal proceedings and, with respect to such legal proceedings, intends to continue to defend itself vigorously, litigating or settling cases according to management’s judgment as to what is in the best interests of the

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

Corporation and its shareholders. Settlement may result from the Corporation's determination that it may be more prudent financially to settle, rather than litigate, and should not be regarded as an admission of liability. On at least a quarterly basis, the Corporation assesses its potential liabilities and contingencies in connection with outstanding legal proceedings utilizing the latest information available. On a case-by-case basis, reserves are established for those legal claims for which it is probable that a loss will be incurred either as a result of a settlement or judgment, and the amount of such loss can be reasonably estimated. The actual costs of resolving these claims may be substantially higher or lower than the amounts reserved. Based on current knowledge, and after consultation with legal counsel, management believes current reserves are adequate, and the amount of any incremental liability arising from these matters is not expected to have a material adverse effect on the Corporation’s consolidated financial condition, results of operations or cash flows. Legal fees of $4 million were included in other noninterest expenses for both the three-month periods ended June 30, 2019 and 2018, and $5 million and $7 million for the six-month periods ended June 30, 2019 and 2018, respectively.
For matters where a loss is not probable, the Corporation has not established legal reserves. The Corporation believes the estimate of the aggregate range of reasonably possible losses, in excess of reserves established, for all legal proceedings in which it is involved is from zero to approximately $35 million at June 30, 2019. This estimated aggregate range of reasonably possible losses is based upon currently available information for those proceedings in which the Corporation is involved, taking into account the Corporation’s best estimate of such losses for those cases for which such estimate can be made. For certain cases, the Corporation does not believe an estimate can currently be made. The Corporation’s estimate involves significant judgment, given the varying stages of the proceedings (including the fact many are currently in preliminary stages), the existence in certain proceedings of multiple defendants (including the Corporation) whose share of liability has yet to be determined, the numerous yet-unresolved issues in many of the proceedings (including issues regarding class certification and the scope of many of the claims) and the attendant uncertainty of the various potential outcomes of such proceedings. Accordingly, the Corporation’s estimate will change from time to time, and actual losses may be more or less than the current estimate.
In the event of unexpected future developments, it is possible the ultimate resolution of these matters, if unfavorable, may be material to the Corporation's consolidated financial condition, results of operations or cash flows.
For information regarding income tax contingencies, refer to Note 11.
NOTE 13 - BUSINESS SEGMENT INFORMATION
The Corporation has strategically aligned its operations into three major business segments: the Business Bank, the Retail Bank and Wealth Management. These business segments are differentiated based on the type of customer and the related products and services provided. In addition to the three major business segments, the Finance Division is also reported as a segment. Business segment results are produced by the Corporation’s internal management accounting system. This system measures financial results based on the internal business unit structure of the Corporation. The performance of the business segments is not comparable with the Corporation's consolidated results and is not necessarily comparable with similar information for any other financial institution. Additionally, because of the interrelationships of the various segments, the information presented is not indicative of how the segments would perform if they operated as independent entities. The management accounting system assigns balance sheet and income statement items to each business segment using certain methodologies, which are regularly reviewed and refined. From time to time, the Corporation may make reclassifications among the segments to more appropriately reflect management's current view of the segments, and methodologies may be modified as the management accounting system is enhanced and changes occur in the organizational structure and/or product lines. For comparability purposes, amounts in all periods are based on business unit structure and methodologies in effect at June 30, 2019.
The following discussion provides information about the activities of each business segment. A discussion of the financial results and the factors impacting performance can be found in the section entitled "Business Segments" in the financial review.
The Business Bank meets the needs of small and middle market businesses, multinational corporations and governmental entities by offering various products and services including commercial loans and lines of credit, deposits, cash management, capital market products, international trade finance, letters of credit, foreign exchange management services and loan syndication services.
The Retail Bank includes a full range of personal financial services, consisting of consumer lending, consumer deposit gathering and mortgage loan origination. This business segment offers a variety of consumer products including deposit accounts, installment loans, credit cards, student loans, home equity lines of credit and residential mortgage loans.
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
Business segment financial results are as follows:

	Business Bank	Retail Bank	Wealth Management	Finance	Other		Total
(dollar amounts in millions)
Three Months Ended June 30, 2019
Earnings summary:
Net interest income (expense)	$420	$146	$46	$(24)	$15		$603
Provision for credit losses	52	1	(5)	—	(4)		44
Noninterest income	136	33	68	14	(1)		250
Noninterest expenses	195	147	67	—	15		424
Provision (benefit) for income taxes	71	7	13	(4)	—		87
Net income (loss)	$238	$24	$39	$(6)	$3		$298
Net credit-related charge-offs (recoveries)	$35	$—	$(2)	$—	$—		$33

Selected average balances:
Assets	$45,321	$2,839	$5,071	$14,242	$3,779		$71,252
Loans	43,926	2,107	4,930	—	—		50,963
Deposits	28,251	20,649	3,740	2,174	181		54,995

Statistical data:
Return on average assets (a)	2.11%	0.44%	3.10%	n/m	n/m		1.68%
Efficiency ratio (b)	34.98	82.26	58.99	n/m	n/m		49.65

Three Months Ended June 30, 2018
Earnings summary:
Net interest income (expense)	$405	$135	$44	$(7)	$13		$590
Provision for credit losses	(25)	(1)	1	—	(4)		(29)
Noninterest income	135	32	67	12	2		248
Noninterest expenses	211	149	75	(1)	14		448
Provision (benefit) for income taxes	81	4	8	(2)	2	(c)	93
Net income	$273	$15	$27	$8	$3		$326
Net credit-related (recoveries) charge-offs	$(4)	$—	$1	$—	$—		$(3)

Selected average balances:
Assets	$43,740	$2,633	$5,260	$13,735	$5,152		$70,520
Loans	42,041	2,057	5,127	—	—		49,225
Deposits	29,735	21,008	3,852	1,093	142		55,830

Statistical data:
Return on average assets (a)	2.50%	0.28%	2.10%	n/m	n/m		1.85%
Efficiency ratio (b)	39.12	87.84	66.81	n/m	n/m		53.24

(a)	Return on average assets is calculated based on the greater of average assets or average liabilities and attributed equity.

(b)
Noninterest expenses as a percentage of the sum of net interest income and noninterest income excluding net gains (losses) from securities and a derivative contract tied to the conversion rate of Visa Class B shares.

(c)	Included discrete tax benefits of $3 million for second quarter 2018.
n/m – not meaningful

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

(dollar amounts in millions)	Business Bank	Retail Bank	Wealth Management	Finance	Other		Total
Six Months Ended June 30, 2019
Earnings summary:
Net interest income (expense)	$832	$292	$93	$(39)	$31		$1,209
Provision for credit losses	46	(3)	(10)	—	(2)		31
Noninterest income	272	64	132	18	2		488
Noninterest expenses	393	292	139	—	33		857
Provision (benefit) for income taxes	153	16	23	(8)	(12)	(a)	172
Net income (loss)	$512	$51	$73	$(13)	$14		$637
Net credit-related charge-offs (recoveries)	$47	$—	$(3)	$—	$—		$44

Selected average balances:
Assets	$44,619	$2,826	$5,122	$14,077	$3,871		$70,515
Loans	43,236	2,105	4,982	—	—		50,323
Deposits	28,356	20,560	3,770	1,655	157		54,498

Statistical data:
Return on average assets (b)	2.31%	0.49%	2.88%	n/m	n/m		1.82%
Efficiency ratio (c)	35.61	81.80	61.67	n/m	n/m		50.23

Six Months Ended June 30, 2018
Earnings summary:
Net interest income (expense)	$786	$262	$87	$(21)	$25		$1,139
Provision for credit losses	(9)	(3)	(3)	—	(2)		(17)
Noninterest income	266	65	135	23	3		492
Noninterest expenses	424	297	146	(2)	29		894
Provision (benefit) for income taxes	146	7	19	(5)	(20)	(a)	147
Net income	$491	$26	$60	$9	$21		$607
Net credit-related charge-offs (recoveries)	$26	$—	$(1)	$—	$—		$25

Selected average balances:
Assets	$43,226	$2,632	$5,316	$13,757	$5,492		$70,423
Loans	41,574	2,065	5,186	—	—		48,825
Deposits	30,107	20,951	3,824	959	118		55,959

Statistical data:
Return on average assets (b)	2.29%	0.24%	2.26%	n/m	n/m		1.74%
Efficiency ratio (c)	40.30	90.14	66.31	n/m	n/m		54.74

(a)	Included discrete tax benefits of $11 million and $25 million for the six months ended June 30, 2019 and 2018, respectively.

(b)	Return on average assets is calculated based on the greater of average assets or average liabilities and attributed equity.

(c)
Noninterest expenses as a percentage of the sum of net interest income and noninterest income excluding gains (losses) from securities and a derivative contract tied to the conversion rate of Visa Class B shares.

n/m – not meaningful
The Corporation operates in three primary markets - Texas, California, and Michigan as well as in Arizona and Florida, with select businesses operating in several other states and in Canada and Mexico. The Corporation produces market segment results for the Corporation’s three primary geographic markets as well as Other Markets. Other Markets includes Florida, Arizona, the International Finance division and businesses with a national perspective. The Finance & Other category includes the Finance segment and the Other category as previously described. Market segment results are provided as supplemental information to the business segment results and may not meet all operating segment criteria as set forth in GAAP. For comparability purposes, amounts in all periods are based on market segments and methodologies in effect at June 30, 2019.
A discussion of the financial results and the factors impacting performance can be found in the section entitled "Market Segments" in the financial review.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

Market segment financial results are as follows:

	Michigan	California	Texas	Other Markets	Finance & Other		Total
(dollar amounts in millions)
Three Months Ended June 30, 2019
Earnings summary:
Net interest income (expense)	$186	$208	$124	$94	$(9)		$603
Provision for credit losses	(10)	(4)	49	13	(4)		44
Noninterest income	72	40	34	91	13		250
Noninterest expenses	134	99	84	92	15		424
Provision (benefit) for income taxes	30	39	6	16	(4)		87
Net income (loss)	$104	$114	$19	$64	$(3)		$298
Net credit-related charge-offs	$—	$7	$26	$—	$—		$33

Selected average balances:
Assets	$13,239	$19,228	$11,349	$9,415	$18,021		$71,252
Loans	12,704	18,928	10,692	8,639	—		50,963
Deposits	19,816	16,325	8,670	7,829	2,355		54,995

Statistical data:
Return on average assets (a)	2.01%	2.37%	0.69%	2.76%	n/m		1.68%
Efficiency ratio (b)	52.04	39.96	52.86	49.56	n/m		49.65

Three Months Ended June 30, 2018
Earnings summary:
Net interest income	$181	$194	$122	$87	$6		$590
Provision for credit losses	—	(9)	(15)	(1)	(4)		(29)
Noninterest income	72	42	30	90	14		248
Noninterest expenses	144	105	92	94	13		448
Provision for income taxes	25	35	17	16	—	(c)	93
Net income	$84	$105	$58	$68	$11		$326
Net credit-related charge-offs (recoveries)	$—	$1	$2	$(6)	$—		$(3)

Selected average balances:
Assets	$13,426	$18,696	$10,439	$9,072	$18,887		$70,520
Loans	12,640	18,435	9,862	8,288	—		49,225
Deposits	20,902	16,642	8,967	8,084	1,235		55,830

Statistical data:
Return on average assets (a)	1.55%	2.25%	2.22%	3.03%	n/m		1.85%
Efficiency ratio (b)	56.50	44.49	60.22	52.81	n/m		53.24

(a)	Return on average assets is calculated based on the greater of average assets or average liabilities and attributed equity.

(b)
Noninterest expenses as a percentage of the sum of net interest income and noninterest income excluding net gains (losses) from securities and a derivative contract tied to the conversion rate of Visa Class B shares.

(c)	Included discrete tax benefits of $3 million for second quarter 2018.
n/m – not meaningful

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

(dollar amounts in millions)	Michigan	California	Texas	Other Markets	Finance & Other		Total
Six Months Ended June 30, 2019
Earnings summary:
Net interest income (expense)	$372	$413	$247	$185	$(8)		$1,209
Provision for credit losses	(5)	(5)	38	5	(2)		31
Noninterest income	144	80	66	178	20		488
Noninterest expenses	273	199	169	183	33		857
Provision (benefit) for income taxes	56	76	25	35	(20)	(a)	172
Net income	$192	$223	$81	$140	$1		$637
Net credit-related charge-offs (recoveries)	$4	$4	$39	$(3)	$—		$44

Selected average balances:
Assets	$13,157	$19,138	$11,136	$9,135	$17,949		$70,515
Loans	12,631	18,848	10,482	8,362	—		50,323
Deposits	19,854	16,285	8,684	7,863	1,812		54,498

Statistical data:
Return on average assets (b)	1.89%	2.35%	1.48%	3.09%	n/m		1.82%
Efficiency ratio (c)	52.85	40.41	53.73	50.46	n/m		50.23

Six Months Ended June 30, 2018
Earnings summary:
Net interest income	$355	$382	$233	$165	$4		$1,139
Provision for credit losses	34	(11)	(28)	(10)	(2)		(17)
Noninterest income	146	81	61	178	26		492
Noninterest expenses	288	210	184	185	27		894
Provision (benefit) for income taxes	42	67	32	31	(25)	(a)	147
Net income	$137	$197	$106	$137	$30		$607
Net credit-related (recoveries) charge-offs	$(1)	$13	$8	$5	$—		$25

Selected average balances:
Assets	$13,411	$18,639	$10,406	$8,718	$19,249		$70,423
Loans	12,622	18,391	9,846	7,966	—		48,825
Deposits	21,062	16,865	9,077	7,878	1,077		55,959

Statistical data:
Return on average assets (b)	1.26%	2.12%	2.06%	3.17%	n/m		1.74%
Efficiency ratio (c)	57.31	45.63	62.41	53.86	n/m		54.74

(a)	Included discrete tax benefits of $11 million and $25 million for the six months ended June 30, 2019 and 2018, respectively.

(b)	Return on average assets is calculated based on the greater of average assets or average liabilities and attributed equity.

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

	Business Bank	Retail Bank	Wealth Management	Finance & Other	Total
(in millions)
Three Months Ended June 30, 2019
Revenue from contracts with customers:
Card fees	$54	$10	$1	$—	$65
Service charges on deposit accounts	33	17	1	—	51
Fiduciary income	—	—	52	—	52
Commercial loan servicing fees (a)	4	—	—	—	4
Brokerage fees	—	—	7	—	7
Other noninterest income (b)	2	4	4	—	10
Total revenue from contracts with customers	93	31	65	—	189
Other sources of noninterest income	43	2	3	13	61
Total noninterest income	$136	$33	$68	$13	$250

Three Months Ended June 30, 2018
Revenue from contracts with customers:
Card fees	$50	$9	$1	$—	$60
Service charges on deposit accounts	33	18	2	—	53
Fiduciary income	—	—	52	—	52
Commercial loan servicing fees (a)	5	—	—	—	5
Brokerage fees	—	—	6	—	6
Other noninterest income (b)	2	3	5	—	10
Total revenue from contracts with customers	90	30	66	—	186
Other sources of noninterest income	45	2	1	14	62
Total noninterest income	$135	$32	$67	$14	$248

Six Months Ended June 30, 2019
Revenue from contracts with customers:
Card fees	$107	$19	$2	$—	$128
Service charges on deposit accounts	66	34	2	—	102
Fiduciary income	—	—	101	—	101
Commercial loan servicing fees (a)	8	—	—	—	8
Brokerage fees	—	—	14	—	14
Other noninterest income (b)	4	7	9	—	20
Total revenue from contracts with customers	185	60	128	—	373
Other sources of noninterest income	87	4	4	20	115
Total noninterest income	$272	$64	$132	$20	$488

Six Months Ended June 30, 2018
Revenue from contracts with customers:
Card fees	$99	$18	$2	$—	$119
Service charges on deposit accounts	68	36	3	—	107
Fiduciary income	—	—	104	—	104
Commercial loan servicing fees (a)	9	—	—	—	9
Brokerage fees	—	—	13	—	13
Other noninterest income (b)	6	8	9	—	23
Total revenue from contracts with customers	182	62	131	—	375
Other sources of noninterest income	84	3	4	26	117
Total noninterest income	$266	$65	$135	$26	$492

(a)	Included in commercial lending fees on the Consolidated Statements of Comprehensive Income.

(b)	Excludes derivative, warrant and other miscellaneous income.
Adjustments to revenue during the three- and six-month periods ended June 30, 2019 and 2018 for refunds or credits relating to prior periods were not significant.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

Revenue from contracts with customers did not generate significant contract assets and liabilities.
NOTE 15 - LEASES
As a lessee, the Corporation has entered into operating leases for the majority of its real estate locations, primarily retail and office space. Total lease expenses were $19 million, including $16 million of operating lease expense and $3 million of variable lease expense, for the three months ended June 30, 2019 and were $38 million, including $31 million of operating lease expense and $7 million of variable lease expense, for the six months ended June 30, 2019.
At June 30, 2019, the Corporation's ROU assets and operating lease liabilities were $329 million and $366 million, respectively. The weighted average lease term for the lease liabilities was 9 years, and the weighted average discount rate of remaining payments was 3.88 percent. Lease liabilities from new ROU assets obtained during the six months ended June 30, 2019 totaled $26 million. Cash paid on operating lease liabilities was $17 million and $33 million for the three and six months ended June 30, 2019, respectively.
As of June 30, 2019, the contractual maturities of operating lease liabilities were as follows:

(in millions)
Years Ending December 31
2019 (a)	$27
2020	64
2021	58
2022	49
2023	42
Thereafter	199
Total contractual maturities	439
Less imputed interest	(73)
Total operating lease liabilities	$366

(a)	Contractual maturities for the six months remaining in 2019.
As a lessor, the Corporation leases certain types of manufacturing and warehouse equipment as well as public and private transportation vehicles to its customers. The Corporation recognized lease-related revenue, primarily interest income from sales-type and direct financing leases of $3 million and $6 million for the three and six months ended June 30, 2019, respectively. At June 30, 2019, the Corporation's net investment in sales-type and direct financing leases was $360 million.
As of June 30, 2019, the contractual maturities of sales-type and direct financing lease receivables were as follows:

(in millions)
Years Ending December 31
2019 (a)	$41
2020	64
2021	52
2022	88
2023	43
Thereafter	31
Total lease payments receivable	319
Unguaranteed residual values	63
Less deferred interest income	(22)
Total lease receivables (b)	$360

(a)	Contractual maturities for the six months remaining in 2019.

(b)	Excludes net investment in leveraged leases of $215 million.

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

RESULTS OF OPERATIONS
Net income for the three months ended June 30, 2019 was $298 million, a decrease of $28 million compared to $326 million for the three months ended June 30, 2018. Net income per diluted common share for the same respective periods was $1.94 compared to $1.87. The decrease in net income primarily reflected an increase in the provision for credit losses, partially offset by lower noninterest expense and higher net interest income. Net income per diluted common share was also impacted by the decrease in shares outstanding due to repurchases.
Net income for the six months ended June 30, 2019 was $637 million, an increase of $30 million compared to $607 million for the six months ended June 30, 2018. Net income per diluted common share for the same respective periods was $4.06 compared to $3.46. The benefits from careful management of loan and deposit pricing and lower expenses were partially offset by the increase in the provision for credit losses. Net income per diluted common share was also impacted by the decrease in shares outstanding due to repurchases.
The following table lists certain items impacting net income and earnings per share for the three- and six-month periods ended June 30, 2019 and 2018.

	Three Months Ended June 30,				Six Months Ended June 30,
	2019		2018		2019		2018
(in millions, except per share data)	Amount	Per Share	Amount	Per Share	Amount	Per Share	Amount	Per Share
Securities repositioning loss, net of tax (a)	$—	$—	$—	$—	$(6)	$(0.04)	$—	$—
Restructuring charges, net of tax	—	—	(9)	(0.05)	—	—	(21)	(0.12)
Discrete tax items (b)	—	—	3	0.02	11	0.07	25	0.14

(a)	Losses incurred on the sale of approximately $1 billion of treasury securities that were replaced by securities yielding about $1 million of additional interest per quarter.

(b)	Primarily tax benefits from employee stock transactions.
Full-Year 2019 Outlook
For full-year 2019 compared to full-year 2018, management expects the following, assuming a continuation of the current economic environment and interest rates as of June 30, 2019:

•	Growth in average loans of 3 percent to 4 percent, reflecting better than expected growth in the first half of 2019 and normal seasonality in the second half.

•	Decline in average deposits of 2 percent coincident with loan growth and customers using cash in their businesses.

•
Growth in net interest income of 2 percent from the full-year net benefit of higher interest rates, growth in average loans and repositioning the securities portfolio, partially offset by higher wholesale funding, a shift in deposit mix and lower interest recoveries.

•
Provision for credit losses of 15 basis points to 20 basis points of total loans ($25 million to $35 million per quarter for the second half of 2019) and net charge-offs to remain low, with continued solid credit quality.

•	Noninterest income higher by 1 percent to 2 percent, benefiting from growth in card fees and fiduciary income, partially offset by lower derivative income and service charges on deposit accounts.

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

◦	Lower compensation driven by executive incentive compensation, partially offset by merit increases.

◦	Stable noninterest expenses, excluding restructuring charges.

•	Income tax expense to be approximately 23 percent of pre-tax income, excluding any tax impact from employee stock transactions.

◦	Full-year 2018 included discrete tax benefits of $48 million.

•	Common equity Tier 1 capital ratio target of approximately 10 percent.

Three Months Ended June 30, 2019 compared to Three Months Ended June 30, 2018
Analysis of Net Interest Income

	Three Months Ended
	June 30, 2019			June 30, 2018
(dollar amounts in millions)	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Commercial loans	$32,607	$405	5.00%	$30,966	$357	4.64%
Real estate construction loans	3,319	47	5.74	3,189	41	5.12
Commercial mortgage loans	9,060	116	5.12	9,174	107	4.65
Lease financing	546	3	2.32	457	4	3.65
International loans	1,025	14	5.30	981	13	5.02
Residential mortgage loans	1,943	19	3.92	1,993	20	3.88
Consumer loans	2,463	31	5.02	2,465	26	4.35
Total loans (a)	50,963	635	5.00	49,225	568	4.63

Mortgage-backed securities	9,326	58	2.45	9,098	52	2.25
Other investment securities	2,765	17	2.47	2,701	12	1.71
Total investment securities	12,091	75	2.45	11,799	64	2.12

Interest-bearing deposits with banks	2,694	16	2.37	3,957	18	1.82
Other short-term investments	142	1	1.34	133	—	0.94
Total earning assets	65,890	727	4.42	65,114	650	3.98

Cash and due from banks	900			1,235
Allowance for loan losses	(660)			(708)
Accrued income and other assets	5,122			4,879
Total assets	$71,252			$70,520

Money market and interest-bearing checking deposits	$22,913	53	0.93	$22,187	26	0.47
Savings deposits	2,169	—	0.03	2,231	—	0.04
Customer certificates of deposit	2,346	7	1.10	2,063	2	0.38
Other time deposits	1,156	7	2.46	—	—	—
Foreign office time deposits	13	—	1.54	33	—	1.13
Total interest-bearing deposits	28,597	67	0.94	26,514	28	0.42

Short-term borrowings	927	6	2.42	56	—	1.74
Medium- and long-term debt	6,712	51	3.00	5,584	32	2.24
Total interest-bearing sources	36,236	124	1.36	32,154	60	0.74

Noninterest-bearing deposits	26,398			29,316
Accrued expenses and other liabilities	1,333			1,073
Total shareholders’ equity	7,285			7,977
Total liabilities and shareholders’ equity	$71,252			$70,520

Net interest income/rate spread		$603	3.06		$590	3.24

Impact of net noninterest-bearing sources of funds			0.61			0.38
Net interest margin (as a percentage of average earning assets)			3.67%			3.62%

(a)	Nonaccrual loans are included in average balances reported and in the calculation of average rates.

Rate/Volume Analysis

	Three Months Ended
	June 30, 2019/June 30, 2018
(in millions)	Increase Due to Rate	Increase (Decrease) Due to Volume (a)	Net Increase (Decrease)
Interest Income:
Loans	$45	$22	$67
Investment securities	9	2	11
Interest-bearing deposits with banks	5	(7)	(2)
Other short-term investments	1	—	1
Total interest income	60	17	77

Interest Expense:
Interest-bearing deposits	32	7	39
Short-term borrowings	—	6	6
Medium- and long-term debt	9	10	19
Total interest expense	41	23	64

Net interest income	$19	$(6)	$13

(a)	Rate/volume variances are allocated to variances due to volume.
Net interest income was $603 million for the three months ended June 30, 2019, an increase of $13 million compared to $590 million for the three months ended June 30, 2018. The increase in net interest income primarily reflected a net benefit from higher rates and a $1.7 billion increase in average loans, partially offset by the impact of a $4.1 billion increase in the average balance of interest-bearing sources and a $1.2 million decrease in Federal Reserve Bank (FRB) deposits. The increase in interest-bearing sources, primarily relating to debt and brokered deposits, was used to fund loan growth and share repurchases. Net interest margin for the three months ended June 30, 2019 increased 5 basis points to 3.67 percent, from 3.62 percent for the comparable period in 2018, primarily reflecting the net benefit from higher rates, higher average loan balances and a decrease in lower-yielding FRB deposit balances, partially offset by higher average balances in debt and interest-bearing deposits.
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
The provision for credit losses was $44 million for the three months ended June 30, 2019, compared to a benefit of $29 million for the three months ended June 30, 2018.
The provision for loan losses increased $66 million to $43 million for the three months ended June 30, 2019, compared to a $23 million benefit for the three months ended June 30, 2018. The increase in the provision resulted from loan growth and the impact of a decline in valuations of select liquidating assets related to Energy loans. Net loan charge-offs were $33 million for the three months ended June 30, 2019 compared to net loan recoveries of $3 million for the three months ended June 30, 2018. The increase in net charge-offs was primarily driven by increases in Energy and general Middle Market.
The provision for credit losses on lending-related commitments increased $7 million to an expense of $1 million for the three months ended June 30, 2019, compared to a benefit of $6 million for the three months ended June 30, 2018. The increase reflected an increase in commercial commitments. There were no lending-related commitment charge-offs in both the three-month periods ended June 30, 2019 and 2018.
An analysis of the allowance for credit losses and nonperforming assets is presented under the "Credit Risk" subheading in the "Risk Management" section of this financial review.

Noninterest Income

	Three Months Ended June 30,
(in millions)	2019	2018
Card fees	$65	$60
Service charges on deposit accounts	51	53
Fiduciary income	52	52
Commercial lending fees	21	23
Foreign exchange income	11	12
Letter of credit fees	10	11
Bank-owned life insurance	11	9
Brokerage fees	7	6
Other noninterest income (a)	22	22
Total noninterest income	$250	$248

(a)	The table below provides further details on certain categories included in other noninterest income.
Noninterest income increased $2 million, primarily reflecting increases in card fees and income from bank-owned life insurance, partially offset by decreases in service charges on deposit accounts and syndication agent fees (a component of commercial lending fees).
The following table illustrates certain categories included in other noninterest income on the Consolidated Statements of Comprehensive Income.

	Three Months Ended June 30,
(in millions)	2019	2018
Customer derivative income	$6	$6
Investment banking fees	1	1
Deferred compensation asset returns (a)	—	1
Securities trading income	2	2
Income from principal investing and warrants	2	1
All other noninterest income	11	11
Other noninterest income	$22	$22

(a)
Compensation deferred by the Corporation's officers and directors is invested based on investment selections of the officers and directors. Income earned on these assets is reported in other noninterest income and the offsetting change in deferred compensation plan liabilities is reported in salaries and benefits expense.

Noninterest Expenses

	Three Months Ended June 30,
(in millions)	2019	2018
Salaries and benefits expense	$245	$250
Outside processing fee expense	65	64
Net occupancy expense	37	37
Software expense	28	32
Equipment expense	12	11
FDIC insurance expense	6	12
Advertising expense	9	8
Restructuring charges	—	11
Other noninterest expenses	22	23
Total noninterest expenses	$424	$448
Noninterest expenses decreased $24 million to $424 million. Excluding $11 million of restructuring charges completed in 2018, noninterest expenses decreased $13 million, primarily reflecting decreases in FDIC insurance expense (due to the end of FDIC surcharges), salaries and benefits expense as well as software expense. The decrease in salaries and benefits expense was primarily due to a decrease in executive incentive compensation, partially offset by an increase in contract labor expense, primarily related to technology.
Provision for Income Taxes
The provision for income taxes decreased $6 million to $87 million, primarily due to lower pre-tax income, partially offset by a decrease in discrete tax benefits from employee stock transactions.

Six Months Ended June 30, 2019 compared to Six Months Ended June 30, 2018
Analysis of Net Interest Income

	Six Months Ended
	June 30, 2019			June 30, 2018
(dollar amounts in millions)	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Commercial loans	$32,037	$799	5.04%	$30,556	$672	4.44%
Real estate construction loans	3,279	93	5.74	3,129	77	4.93
Commercial mortgage loans	9,028	230	5.13	9,195	205	4.49
Lease financing	533	8	3.08	461	9	3.93
International loans	1,019	27	5.33	989	24	4.81
Residential mortgage loans	1,954	38	3.89	2,002	38	3.78
Consumer loans	2,473	61	5.00	2,493	52	4.24
Total loans (a)	50,323	1,256	5.03	48,825	1,077	4.45

Mortgage-backed securities	9,275	114	2.43	9,133	104	2.23
Other investment securities	2,748	33	2.40	2,722	24	1.71
Total investment securities	12,023	147	2.42	11,855	128	2.11

Interest-bearing deposits with banks	2,773	33	2.38	4,251	35	1.68
Other short-term investments	138	1	1.34	132	—	0.84
Total earning assets	65,257	1,437	4.43	65,063	1,240	3.83

Cash and due from banks	912			1,248
Allowance for loan losses	(666)			(713)
Accrued income and other assets	5,012			4,825
Total assets	$70,515			$70,423

Money market and interest-bearing checking deposits	$22,763	100	0.88	$22,039	40	0.37
Savings deposits	2,169	—	0.04	2,205	—	0.03
Customer certificates of deposit	2,258	11	0.96	2,092	4	0.36
Other time deposits	661	8	2.45	—	—	—
Foreign office time deposits	13	—	1.54	32	—	1.13
Total interest-bearing deposits	27,864	119	0.86	26,368	44	0.34

Short-term borrowings	576	7	2.42	45	—	1.63
Medium- and long-term debt	6,703	102	3.03	5,390	57	2.11
Total interest-bearing sources	35,143	228	1.30	31,803	101	0.64

Noninterest-bearing deposits	26,634			29,591
Accrued expenses and other liabilities	1,367			1,077
Total shareholders’ equity	7,371			7,952
Total liabilities and shareholders’ equity	$70,515			$70,423

Net interest income/rate spread		$1,209	3.13		$1,139	3.19

Impact of net noninterest-bearing sources of funds			0.60			0.33
Net interest margin (as a percentage of average earning assets)			3.73%			3.52%

(a)	Nonaccrual loans are included in average balances reported and in the calculation of average rates.

Rate/Volume Analysis

	Six Months Ended
	June 30, 2019/June 30, 2018
(in millions)	Increase Due to Rate	Increase (Decrease) Due to Volume (a)	Net Increase (Decrease)
Interest Income:
Loans	$143	$36	$179
Investment securities	15	4	19
Interest-bearing deposits with banks	15	(17)	(2)
Other short-term investments	1	—	1
Total interest income	174	23	197

Interest Expense:
Interest-bearing deposits	67	8	75
Short-term borrowings	—	7	7
Medium- and long-term debt	21	24	45
Total interest expense	88	39	127

Net interest income	$86	$(16)	$70

(a)	Rate/volume variances are allocated to variances due to volume.
Net interest income was $1.2 billion for the six months ended June 30, 2019, an increase of $70 million compared to $1.1 billion for the six months ended June 30, 2018. Net interest margin for the six months ended June 30, 2019 increased 21 basis points to 3.73 percent, from 3.52 percent for the comparable period in 2018. The increase in net interest income and margin resulted primarily from the same reasons as described in the quarterly discussion above.
For further discussion of the effects of market rates on net interest income, refer to the "Market and Liquidity Risk" section of this financial review.
Provision for Credit Losses
The provision for credit losses was $31 million for the six months ended June 30, 2019, compared to a benefit of $17 million for the six months ended June 30, 2018.
The provision for loan losses was $30 million for the six months ended June 30, 2019 compared to a $9 million benefit for the six months ended June 30, 2018. The increase in the provision primarily reflected an increase in Energy, partially offset by a decrease in general Middle Market. Net loan charge-offs increased $19 million to $44 million for the six months ended June 30, 2019, compared to $25 million for the six months ended June 30, 2018. The increase in net charge-offs was driven by increases in Energy and Corporate Banking, partially offset by decreases in general Middle Market and Small Business.
The provision for credit losses on lending-related commitments increased $9 million to an expense of $1 million for the six months ended June 30, 2019, compared to a benefit of $8 million for the six months ended June 30, 2018. The increase reflected an increase in commercial commitments. There were no lending-related commitment charge-offs for the six months ended June 30, 2019 and 2018.
An analysis of the allowance for credit losses and nonperforming assets is presented under the "Credit Risk" subheading in the "Risk Management" section of this financial review.

Noninterest Income

	Six Months Ended June 30,
(in millions)	2019	2018
Card fees	$128	$119
Service charges on deposit accounts	102	107
Fiduciary income	101	104
Commercial lending fees	43	41
Foreign exchange income	22	24
Letter of credit fees	19	21
Bank-owned life insurance	20	18
Brokerage fees	14	13
Net securities gains (losses)	(8)	1
Other noninterest income (a)	47	44
Total noninterest income	$488	$492

(a)	The table below provides further details on certain categories included in other noninterest income.
Noninterest income decreased $4 million to $488 million. Excluding an $8 million pre-tax loss on the sale of securities from repositioning approximately $1 billion of treasury securities during first quarter 2019, noninterest income increased $4 million, reflecting an increase in card fees, partially offset by a decrease in service charges on deposit accounts.
The following table illustrates certain categories included in other noninterest income on the Consolidated Statements of Comprehensive Income.

	Six Months Ended June 30,
(in millions)	2019	2018
Customer derivative income	$13	$10
Investment banking fees	3	4
Deferred compensation asset returns (a)	2	2
Securities trading income	4	5
Income from principal investing and warrants	3	1
All other noninterest income	22	22
Other noninterest income	$47	$44

(a)
Compensation deferred by the Corporation's officers and directors is invested based on investment selections of the officers and directors. Income earned on these assets is reported in other noninterest income and the offsetting change in deferred compensation plan liabilities is reported in salaries and benefits expense.

Noninterest Expenses

	Six Months Ended June 30,
(in millions)	2019	2018
Salaries and benefits expense	$510	$505
Outside processing fee expense	128	125
Net occupancy expense	74	75
Software expense	57	63
Equipment expense	24	22
FDIC insurance expense	11	25
Advertising expense	14	14
Restructuring charges	—	27
Other noninterest expenses	39	38
Total noninterest expenses	$857	$894
Noninterest expenses decreased $37 million to $857 million. Excluding $27 million of restructuring charges completed in 2018, noninterest expenses decreased $10 million, primarily reflecting decreases in FDIC insurance and software expense, partially offset by increases in salaries and benefits expense and outside processing fee expense.
Provision for Income Taxes
The provision for income taxes increased $25 million to $172 million, due to higher pre-tax income and lower tax benefits from employee stock transactions.

STRATEGIC LINES OF BUSINESS
The Corporation has strategically aligned its operations into three major business segments: the Business Bank, the Retail Bank and Wealth Management. These business segments are differentiated based on the type of customer and the related products and services provided. In addition to the three major business segments, the Finance Division is also reported as a segment. The Other category includes items not directly associated with these business segments or the Finance segment. The performance of the business segments is not comparable with the Corporation's consolidated results and is not necessarily comparable with similar information for any other financial institution. Additionally, because of the interrelationships of the various segments, the information presented is not indicative of how the segments would perform if they operated as independent entities. Market segment results are also provided for the Corporation's three primary geographic markets: Michigan, California and Texas. In addition to the three primary geographic markets, Other Markets is also reported as a market segment. Note 13 to the consolidated financial statements describes the business activities of each business segment and presents financial results of these business and market segments for the three- and six-month periods ended June 30, 2019 and 2018.
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
Net interest income for each segment reflects the interest income generated by earning assets less interest expense on interest-bearing liabilities plus the net impact from associated internal funds transfer pricing (FTP). The FTP methodology allocates credits to each business segment for deposits and other funds provided as well as charges for loans and other assets being funded. FTP crediting rates for deposits and other funds provided reflect the long-term value of deposits and other funding sources based on their implied maturities. FTP charge rates for funding loans and other assets reflect a matched cost of funds based on the pricing and duration characteristics of the assets. Therefore, net interest income for each segment primarily reflects the volume and associated FTP impacts of loan and deposit levels. As overall market rates increased, business segments, particularly those focused on generating deposits, benefited from higher FTP crediting rates on deposits in the six months ended June 30, 2019 compared to the same period in the prior year. Similarly, FTP charges for funding loans increased in the six months ended June 30, 2019, compared to the same period in the prior year. Additionally, the net FTP impact to a specific business or market segment is a function of the changes in that segment's balance sheet composition, primarily loan and deposit volumes. Effective January 1, 2019, the Corporation prospectively discontinued allocating an additional FTP charge for the cost of maintaining liquid assets to support potential draws on unfunded loan commitments.
The following sections present a summary of the performance of each of the Corporation's business and market segments for the six months ended June 30, 2019 compared to the same period in the prior year.
Business Segments
The following table presents net income (loss) by business segment.

	Six Months Ended June 30,
(dollar amounts in millions)	2019		2018
Business Bank	$512	80%	$491	85%
Retail Bank	51	8	26	5
Wealth Management	73	12	60	10
	636	100%	577	100%
Finance	(13)		9
Other (a)	14		21
Total	$637		$607

(a)	Included discrete tax benefits of $11 million and $25 million for the six months ended June 30, 2019 and 2018, respectively.
The Business Bank's net income increased $21 million to $512 million. Average loans increased $1.7 billion and average deposits decreased $1.8 billion. Net interest income increased $46 million to $832 million. An increase in loan income of $162 million was partially offset by increases of $33 million in deposit costs and $84 million in allocated net FTP charges. The provision for credit losses increased $55 million to $46 million from a benefit of $9 million, primarily reflecting loan growth and an increase in Energy, partially offset by a decrease in general Middle Market. Net credit-related charge-offs increased $21 million to $47 million, primarily reflecting an increase in Energy, partially offset by a decrease in general Middle Market. Noninterest income increased $6 million, primarily reflecting increases of $8 million in card fees and $3 million each in syndication agent fees and customer derivative income, partially offset by a $2 million decrease in service charges on deposit accounts and smaller decreases in other categories of noninterest income. Excluding restructuring charges of $17 million in the six months ended June 30, 2018, noninterest expenses decreased $14 million, primarily reflecting decreases of $12 million in corporate overhead and $6 million in FDIC insurance expense, partially offset by an increase of $3 million in outside processing fee expense.

Net income for the Retail Bank increased $25 million to $51 million. Average deposits decreased $391 million. Net interest income increased $30 million to $292 million. Increases of $45 million in allocated net FTP credits and $7 million in loan income were partially offset by a $22 million increase in deposit costs. The provision for credit losses was unchanged at a benefit of $3 million. Noninterest income and noninterest expenses, excluding restructuring charges of $7 million in the six months ended June 30, 2018, were stable.
Wealth Management's net income increased $13 million to $73 million. Net interest income increased $6 million to $93 million. The provision for credit losses was impacted by a $7 million increase in provision benefit to $10 million. Net credit-related recoveries increased $2 million. Noninterest income decreased $3 million to $132 million, primarily reflecting a $3 million decrease in fiduciary income. Excluding restructuring charges of $3 million in the six months ended June 30, 2018, noninterest expenses decreased $4 million due to a $4 million decrease in salaries and benefits expense.
Net income for the Finance segment decreased $22 million to a net loss of $13 million. Net interest expense increased $18 million to $39 million, primarily reflecting an increase in brokered deposits and higher levels of wholesale funding, partially offset by an increase in net FTP revenue as a result of higher rates charged to the business segments under the Corporation's internal FTP methodology. Net income was also impacted by a $6 million loss, net of tax, due to repositioning the securities portfolio in the first quarter 2019.
Market Segments
The following table presents net income by market segment.

	Six Months Ended June 30,
(dollar amounts in millions)	2019		2018
Michigan	$192	30%	$137	24%
California	223	35	197	34
Texas	81	13	106	18
Other Markets	140	22	137	24
	636	100%	577	100%
Finance & Other (a)	1		30
Total	$637		$607

(a)	Included discrete tax benefits of $11 million and $25 million for the six months ended June 30, 2019 and 2018, respectively.
The Michigan market's net income increased $55 million to $192 million. Average loans were relatively stable and average deposits decreased $1.2 billion. Net interest income increased $17 million to $372 million. Increases of $33 million in loan income and $7 million in allocated net FTP credits were partially offset by a $24 million increase in deposit costs. The provision for credit losses decreased $39 million to a benefit of $5 million, primarily reflecting decreases in general Middle Market, Small Business and National Dealer Services. Net credit-related charge-offs increased $5 million to $4 million from net recoveries of $1 million. Noninterest income was stable. Excluding restructuring charges of $8 million in the six months ended June 30, 2018, noninterest expenses decreased $7 million, primarily reflecting decreases of $5 million in corporate overhead and $3 million in FDIC insurance expense.
The California market's net income increased $26 million to $223 million. Average loans increased $457 million and average deposits decreased $580 million. Net interest income increased $31 million to $413 million. An increase in loan income of $69 million was partially offset by increases of $22 million in deposit costs and $16 million in allocated net FTP charges. The provision for credit losses was impacted by a $6 million decrease in provision benefit to $5 million, primarily reflecting increases in Corporate Banking and Entertainment, partially offset by a decrease in Private Banking. Net credit-related charge-offs decreased $9 million to $4 million, primarily reflecting a decrease in general Middle Market loan growth. Noninterest income was stable. Excluding restructuring charges of $8 million in the six months ended June 30, 2018, noninterest expenses decreased $3 million due to lower FDIC insurance expense.
The Texas market's net income decreased $25 million to $81 million. Average loans increased $636 million and average deposits decreased $393 million. Net interest income increased $14 million to $247 million. An increase in loan income of $43 million was partially offset by increases of $20 million in allocated net FTP charges and $7 million in deposit costs. The provision for credit losses increased $66 million to $38 million from a benefit of $28 million, primarily reflecting an increase in Energy, due to a decline in valuations of select liquidating assets, partially offset by decreases in general Middle Market as well as Technology and Life Sciences. Net credit-related charge-offs increased $31 million to $39 million, primarily reflecting an increase in Energy. Noninterest income increased $5 million, primarily due to increases of $3 million each in customer derivative income and syndication agent fees. Excluding $8 million of restructuring charges in the six months ended June 30, 2018, noninterest expenses decreased $7 million, primarily reflecting a $3 million decrease in corporate overhead and smaller decreases in other categories.
Other Markets' net income increased $3 million to $140 million. Average loans increased $396 million. Net interest income increased $20 million to $185 million. An increase in loan income of $35 million was partially offset by increases of $9 million in allocated net FTP charges and $7 million in deposit costs. The provision for credit losses increased $15 million to $5 million from a benefit of $10 million, primarily reflecting loan growth. Net credit-related charge-offs decreased $8 million to net recoveries of $3 million, primarily reflecting decreases in Small Business and Private Banking. Noninterest income and noninterest expenses, excluding $3 million of restructuring charges in the six months ended June 30, 2018, were stable.
Net income for the Finance & Other category decreased $29 million to $1 million. Net interest income decreased $12 million to an $8 million expense, primarily reflecting an increase in brokered deposits and higher levels of wholesale funding, partially offset by an increase in net FTP revenue as a result of higher rates charged to the business segments under the Corporation's internal FTP methodology. Net income was also impacted by a $14 million decrease in discrete tax benefits and the $6 million loss, net of tax, due to repositioning the securities portfolio.
The following table lists the Corporation's banking centers by geographic market segment.

	June 30,
	2019	2018
Michigan	192	194
Texas	123	122
California	96	97
Other Markets	25	25
Total	436	438
FINANCIAL CONDITION
Second Quarter 2019 Compared to Fourth Quarter 2018
Period-End Balances
Total assets increased $1.7 billion to $72.5 billion, driven by a $1.6 billion increase in total loans. Total liabilities increased $1.9 billion to $65.2 billion, reflecting increases of $1.7 billion each in interest-bearing deposits and short-term borrowings, partially offset by a $1.7 billion decrease in noninterest-bearing deposits. The increase in interest-bearing deposits primarily reflected an increase in brokered time deposits. The increase in short-term borrowings reflected increases in federal funds purchased and short-term Federal Home Loan Bank (FHLB) advances. The decrease in noninterest-bearing deposits included a $1.2 billion decrease due to the timing of deposits funding a government card program which typically fund on the first day of each month. The January 2019 deposit was received on December 31, 2018 due to the New Year's holiday. Total shareholders' equity decreased $184 million to $7.3 billion. The decrease in shareholders' equity reflected the impact of $1.1 billion returned to shareholders through dividends and share repurchases, partially offset by total comprehensive income of $864 million in the six months ended June 30, 2019.
Average Balances
Total assets increased $422 million to $71.3 billion, driven by increases of $2.1 billion in average loans and $318 million in average investment securities, mostly offset by a $2.2 billion decrease in interest-bearing deposits with banks. The following table provides information about the change in the Corporation's average loan portfolio by loan type and geographic market.

	Three Months Ended			Percent Change
(average balances; dollar amounts in millions)	June 30, 2019	December 31, 2018	Change
By Loan Type:
Commercial loans	$32,607	$30,651	$1,956	6%
Real estate construction loans	3,319	3,164	155	5
Commercial mortgage loans	9,060	9,051	9	—
Lease financing	546	495	51	10
International loans	1,025	1,035	(10)	(1)
Residential mortgage loans	1,943	1,968	(25)	(1)
Consumer loans	2,463	2,468	(5)	—
Total loans	$50,963	$48,832	$2,131	4%
Loans By Geographic Market:
Michigan	$12,704	$12,457	$247	2%
California	18,928	18,279	649	4
Texas	10,692	9,889	803	8
Other Markets	8,639	8,207	432	5
Total loans	$50,963	$48,832	$2,131	4%

The increase in loans was largely attributable to increases in general Middle Market, National Dealer Services, Energy and Mortgage Banker Finance.
Total liabilities increased $656 million, due to increases of $855 million in short-term borrowings and $292 million in medium- and long-term debt, partially offset by a $734 million decrease in total deposits. The increase in medium- and long-term debt reflected the issuance of $350 million in long-term notes in February 2019, partially offset by the maturity of $350 million of medium-term notes in May 2019.
Total equity decreased $234 million to $7.3 billion, for the same reasons as the decrease in period-end balances discussed above.
Capital
The following table presents a summary of changes in total shareholders' equity for the six months ended June 30, 2019.

(in millions)
Balance at January 1, 2019		$7,507
Cumulative effect of change in accounting principle		(14)
Net income		637
Cash dividends declared on common stock		(205)
Purchase of common stock		(859)
Other comprehensive income:
Investment securities	$181
Cash flow hedges	40
Defined benefit and other postretirement plans	6
Total other comprehensive income		227
Issuance of common stock under employee stock plans		(2)
Share-based compensation		32
Balance at June 30, 2019		$7,323
The Corporation expects to continue to return capital to shareholders with a target of maintaining a common equity Tier 1 capital ratio of approximately 10 percent by the end of 2019. At June 30, 2019, the Corporation's Tier 1 capital ratio was estimated to be 10.19 percent. The timing and ultimate amount of future distributions will be subject to various factors including financial performance, capital needs and market conditions.
The following table summarizes the Corporation's repurchase activity during the six months ended June 30, 2019.

(shares in thousands)	Total Number of Shares Purchased as Part of Publicly Announced Repurchase Plans or Programs	Remaining Share Repurchase Authorization (a)	Total Number of Shares Purchased (b)	Average Price Paid Per Share
Total first quarter 2019	5,094	14,613	5,216	$83.48
April 2019	1,944	12,669	1,946	77.91
May 2019	3,225	9,444	3,225	74.11
June 2019	487	8,957	487	70.80
Total second quarter 2019	5,656	8,957	5,658	75.13
Total 2019 year-to-date	10,750	8,957	10,874	79.13

(a)	Maximum number of shares that may yet be purchased under the publicly announced plans or programs.

(b)
Includes approximately 124,000 shares purchased pursuant to deferred compensation plans and shares purchased from employees to pay for taxes related to restricted stock vesting under the terms of an employee share-based compensation plan during the six months ended June 30, 2019. These transactions are not considered part of the Corporation's repurchase program.

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

The Corporation's capital ratios exceeded minimum regulatory requirements as follows:

	June 30, 2019		December 31, 2018
(dollar amounts in millions)	Capital/Assets	Ratio	Capital/Assets	Ratio
Common equity tier 1 and tier 1 risk based (a)	$7,060	10.19%	$7,470	11.14%
Total risk-based (a)	8,446	12.19	8,855	13.21
Leverage (a)	7,060	9.90	7,470	10.51
Common equity	7,323	10.10	7,507	10.60
Tangible common equity (b)	6,684	9.30	6,866	9.78
Risk-weighted assets (a)	69,291		67,047

(a)	June 30, 2019 capital, risk-weighted assets and ratios are estimated.

(b)	See Supplemental Financial Data section for reconcilements of non-GAAP financial measures.
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
The allowance for loan losses was $657 million at June 30, 2019, compared to $671 million at December 31, 2018, a decrease of $14 million, or 2 percent. As a percentage of total loans, the allowance for loan losses was 1.27 percent at June 30, 2019, compared to 1.34 percent at December 31, 2018. The decrease in the allowance for loan losses reflected the sustained solid credit quality of the portfolio. Sustained solid credit quality was reflected by nonperforming loans as a percentage of total loans of 0.44 percent at June 30, 2019, compared to 0.46 percent at December 31, 2018, and allowance coverage of 2.9 times nonperforming assets at both June 30, 2019 and December 31, 2018.
The allowance for credit losses on lending-related commitments includes specific allowances, based on individual evaluations of certain letters of credit in a manner consistent with business loans, and allowances based on the pool of the remaining letters of credit and all unused commitments to extend credit within each internal risk rating. The allowance for credit losses on lending-related commitments was $31 million and $30 million at June 30, 2019 and December 31, 2018, respectively.
For additional information regarding the allowance for credit losses, refer to page F-35 in the "Critical Accounting Policies" section and pages F-51 through F-52 in Note 1 to the consolidated financial statements of the Corporation's 2018 Annual Report.
Nonperforming Assets
Nonperforming assets include loans on nonaccrual status, TDRs which have been renegotiated to less than the original contractual rates (reduced-rate loans) and foreclosed property. TDRs include performing and nonperforming loans. Nonperforming TDRs are either on nonaccrual or reduced-rate status.

The following table presents a summary of nonperforming assets and past due loans.

(dollar amounts in millions)	June 30, 2019	December 31, 2018
Nonaccrual loans:
Business loans:
Commercial	$155	$141
Commercial mortgage	12	20
Lease financing	1	2
International	3	3
Total nonaccrual business loans	171	166
Retail loans:
Residential mortgage	35	36
Consumer:
Home equity	18	19
Total nonaccrual retail loans	53	55
Total nonaccrual loans	224	221
Reduced-rate loans	6	8
Total nonperforming loans	230	229
Foreclosed property	3	1
Total nonperforming assets	$233	$230
Nonperforming loans as a percentage of total loans	0.44%	0.46%
Nonperforming assets as a percentage of total loans and foreclosed property	0.45	0.46
Allowance for loan losses as a multiple of total nonperforming loans	2.9x	2.9x
Loans past due 90 days or more and still accruing	$17	$16
Loans past due 90 days or more and still accruing as a percentage of total loans	0.03%	0.03%
Nonperforming assets were relatively stable with an increase in Energy partially offset by a decrease in general Middle Market.
The following table presents a summary of TDRs at June 30, 2019 and December 31, 2018.

(in millions)	June 30, 2019	December 31, 2018
Nonperforming TDRs:
Nonaccrual TDRs	$71	$73
Reduced-rate TDRs	6	8
Total nonperforming TDRs	77	81
Performing TDRs (a)	61	101
Total TDRs	$138	$182

(a)	TDRs that do not include a reduction in the original contractual interest rate which are performing in accordance with their modified terms.
At June 30, 2019, nonaccrual and performing TDRs included $15 million and $12 million of Energy loans, respectively, compared to $38 million and $46 million, respectively, at December 31, 2018.
The following table presents a summary of changes in nonaccrual loans.

	Three Months Ended
(in millions)	June 30, 2019	March 31, 2019	December 31, 2018
Balance at beginning of period	$191	$221	$230
Loans transferred to nonaccrual (a)	93	4	42
Nonaccrual loan gross charge-offs	(44)	(20)	(21)
Loans transferred to accrual status (a)	—	—	(3)
Nonaccrual loans sold	(5)	—	(5)
Payments/other (b)	(11)	(14)	(22)
Balance at end of period	$224	$191	$221

(a)	Based on an analysis of nonaccrual loans with book balances greater than $2 million.

(b)
Includes net changes related to nonaccrual loans with balances less than $2 million, payments on nonaccrual loans with book balances greater than $2 million and transfers of nonaccrual loans to foreclosed property.

There were six borrowers with balances greater than $2 million, totaling $93 million, transferred to nonaccrual status in second quarter 2019, compared to one borrower in first quarter 2019.

The following table presents the composition of nonaccrual loans by balance and the related number of borrowers at June 30, 2019 and December 31, 2018.

	June 30, 2019		December 31, 2018
(dollar amounts in millions)	Number of Borrowers	Balance	Number of Borrowers	Balance
Under $2 million	756	$72	799	$78
$2 million - $5 million	12	32	14	41
$5 million - $10 million	5	34	10	69
$10 million - $25 million	5	86	2	33
Total	778	$224	825	$221
The following table presents a summary of nonaccrual loans at June 30, 2019 and loans transferred to nonaccrual and net loan charge-offs for the three months ended June 30, 2019, based primarily on North American Industry Classification System (NAICS) categories.

	June 30, 2019		Three Months Ended June 30, 2019
(dollar amounts in millions)	Nonaccrual Loans		Loans Transferred to Nonaccrual (a)		Net Loan Charge-Offs (Recoveries)
Industry Category
Mining, Quarrying and Oil & Gas Extraction	$84	38%	$88	93%	$25	76%
Residential Mortgage	35	15	—	—	—	—
Manufacturing	25	11	3	4	1	3
Health Care & Social Assistance	11	5	—	—	2	8
Services	11	5	2	3	5	14
Contractors	10	5	—	—	—	—
Real Estate & Home Builders	8	3	—	—	(1)	(4)
Information & Communication	7	3	—	—	1	3
Wholesale Trade	4	2	—	—	—	—
Other (b)	29	13	—	—	—	—
Total	$224	100%	$93	100%	$33	100%

(a)	Based on an analysis of nonaccrual loans with book balances greater than $2 million.

(b)	Consumer, excluding residential mortgage and certain personal purpose nonaccrual loans and net charge-offs, are included in the Other category.
Loans past due 90 days or more and still accruing interest generally represent loans that are well collateralized and in the process of collection. Loans past due 90 days were $17 million at June 30, 2019, compared to $16 million at December 31, 2018. Loans past due 30-89 days increased $36 million to $169 million at June 30, 2019, compared to $133 million at December 31, 2018. Loans past due and still accruing interest as a percentage of total loans was 0.36 percent and 0.30 percent at June 30, 2019 and December 31, 2018, respectively. An aging analysis of loans included in Note 4 to the consolidated financial statements provides further information about the balances comprising past due loans.
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

(dollar amounts in millions)	June 30, 2019	March 31, 2019	December 31, 2018
Total criticized loans	$1,948	$1,806	$1,548
As a percentage of total loans	3.8%	3.6%	3.1%
The $400 million increase in criticized loans in the six months ended June 30, 2019 included increases of $287 million in general Middle Market and $55 million in Corporate Banking.

Commercial Real Estate Lending
The following table summarizes the Corporation's commercial real estate loan portfolio by loan category.

	June 30, 2019			December 31, 2018
(in millions)	Commercial Real Estate business line (a)	Other (b)	Total	Commercial Real Estate business line (a)	Other (b)	Total
Real estate construction loans	$2,936	$356	$3,292	$2,687	$390	$3,077
Commercial mortgage loans	1,897	7,320	9,217	1,743	7,363	9,106
Total commercial real estate	$4,833	$7,676	$12,509	$4,430	$7,753	$12,183

(a)	Primarily loans to real estate developers.

(b)	Primarily loans secured by owner-occupied real estate.
The Corporation limits risk inherent in its commercial real estate lending activities by monitoring borrowers directly involved in the commercial real estate markets and adhering to conservative policies on loan-to-value ratios for such loans. Commercial real estate loans, consisting of real estate construction and commercial mortgage loans, totaled $12.5 billion, or 24 percent of total loans, at June 30, 2019, of which $4.8 billion, or 39 percent, were to borrowers in the Commercial Real Estate business line, which includes loans to real estate developers, an increase of $326 million compared to December 31, 2018. The remaining $7.7 billion, or 61 percent, of commercial real estate loans in other business lines consisted primarily of owner-occupied commercial mortgages, which bear credit characteristics similar to non-commercial real estate business loans.
The real estate construction loan portfolio primarily contains loans made to long-tenured customers with satisfactory completion experience. Credit quality in the real estate construction loan portfolio was solid, with criticized loans of $52 million and $31 million at June 30, 2019 and December 31, 2018, respectively, and no charge-offs in either of the six-month periods ended June 30, 2019 and 2018.
Commercial mortgage loans are loans where the primary collateral is a lien on any real property and are primarily loans secured by owner occupied real estate. Real property is generally considered primary collateral if the value of that collateral represents more than 50 percent of the commitment at loan approval. Loans in the commercial mortgage portfolio generally mature within three to five years. Criticized commercial mortgage loans in the Commercial Real Estate business line totaled $57 million and $61 million at June 30, 2019 and December 31, 2018, respectively. In other business lines, $215 million and $206 million of commercial mortgage loans were criticized at June 30, 2019 and December 31, 2018, respectively. Commercial mortgage loan net recoveries were $2 million for the six months ended June 30, 2019, compared to none in the six months ended June 30, 2018.
Residential Real Estate Lending
Residential real estate loans, which consist of traditional residential mortgages and home equity loans and lines of credit, totaled $3.7 billion, or 7 percent of total loans, at June 30, 2019. The following table summarizes the Corporation's residential mortgage and home equity loan portfolios by geographic market.

	June 30, 2019				December 31, 2018
(dollar amounts in millions)	Residential Mortgage Loans	% of Total	Home Equity Loans	% of Total	Residential Mortgage Loans	% of Total	Home Equity Loans	% of Total
Geographic market:
Michigan	$426	22%	$624	36%	$406	21%	$650	37%
California	960	51	720	40	993	50	710	40
Texas	298	15	348	20	310	16	346	20
Other Markets	240	12	61	4	261	13	59	3
Total	$1,924	100%	$1,753	100%	$1,970	100%	$1,765	100%
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
Residential mortgages totaled $1.9 billion at June 30, 2019, and were primarily larger, variable-rate mortgages originated and retained for certain private banking relationship customers. Of the $1.9 billion of residential mortgage loans outstanding, $35 million were on nonaccrual status at June 30, 2019. The home equity portfolio totaled $1.8 billion at June 30, 2019, of which $1.6 billion was outstanding under primarily variable-rate, interest-only home equity lines of credit, $103 million were in amortizing status and $29 million were closed-end home equity loans. Of the $1.8 billion of home equity loans outstanding, $18 million were on nonaccrual status at June 30, 2019. A majority of the home equity portfolio was secured by junior liens at June 30, 2019.

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
The following table summarizes information about loans in the Corporation's Energy business line.

	June 30, 2019				December 31, 2018
(dollar amounts in millions)	Outstandings		Nonaccrual	Criticized (a)	Outstandings		Nonaccrual	Criticized (a)
Exploration and production (E&P)	$1,897	78%	$83	$146	$1,771	82%	$46	$143
Midstream	457	19	—	44	298	14	—	43
Services	80	3	1	20	94	4	2	19
Total Energy business line	$2,434	100%	$84	$210	$2,163	100%	$48	$205
As a percentage of total Energy loans			3%	9%			2%	9%

(a)	Includes nonaccrual loans.
Loans in the Energy business line totaled $2.4 billion, or approximately 5 percent of total loans, at June 30, 2019, and $2.2 billion, or approximately 4 percent of total loans, at December 31, 2018. Total exposure, including unused commitments to extend credit and letters of credit, was $4.7 billion and $4.5 billion at June 30, 2019 and December 31, 2018, respectively.
The Corporation's allowance methodology considers the various risk elements within the loan portfolio. When merited, the Corporation may incorporate a qualitative reserve component for Energy loans. Net credit-related charge-offs were $25 million and $33 million for the three- and six-month periods ended June 30, 2019, respectively, compared to $4 million for both of the comparable periods in 2018. Nonaccrual loans increased $36 million to $84 million at June 30, 2019. The increases in both net charge-offs and nonaccrual loans resulted from the impact of a decline in valuations of select liquidating assets related to Energy loans.
Automotive Lending
Substantially all dealer loans are in the National Dealer Services business line. Loans in the National Dealer Services business line primarily include floor plan financing and other loans to automotive dealerships. Floor plan loans, included in commercial loans, totaled $4.4 billion at June 30, 2019, a decrease of $299 million compared to $4.7 billion at December 31, 2018. At both June 30, 2019 and December 31, 2018, other loans to automotive dealers in the National Dealer Services business line totaled $3.4 billion, including $2.1 billion and $2.0 billion of owner-occupied commercial real estate mortgage loans at June 30, 2019 and December 31, 2018, respectively. Automotive lending also includes loans to borrowers involved with automotive production, primarily Tier 1 and Tier 2 suppliers. Loans to borrowers involved with automotive production totaled $1.3 billion at both June 30, 2019 and December 31, 2018.
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
The FDIC defines higher-risk commercial and industrial (HR C&I) loans for assessment purposes as loans generally with leverage of four times total debt to earnings before interest, taxes and depreciation (EBITDA) as well as three times senior debt to EBITDA, excluding certain collateralized loans. HR C&I loans were $2.4 billion and $2.5 billion at June 30, 2019 and December 31, 2018, respectively. Criticized loans within the HR C&I loan portfolio were $145 million and $147 million at June 30, 2019 and December 31, 2018, respectively. There were no charge-offs of HR C&I loans for the three months ended June 30, 2019 and $5 million for the six months ended June 30, 2019, compared to $2 million and $13 million for the same periods in 2018.
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
Interest Rate Risk
Net interest income is the primary source of revenue for the Corporation. Interest rate risk arises in the normal course of business due to differences in the repricing and cash flow characteristics of assets and liabilities, primarily through the Corporation's core business activities of extending loans and acquiring deposits. The Corporation's balance sheet is predominantly characterized by floating-rate loans funded by core deposits. The Corporation's loan composition at June 30, 2019 was 70 percent 30-day LIBOR, 6 percent other LIBOR (primarily 60-day), 15 percent prime and 9 percent fixed rate. This creates sensitivity to interest rate movements due to the imbalance between the floating-rate loan portfolio and more slowly repricing deposit products. In addition, the growth and/or contraction in the Corporation's loans and deposits may lead to changes in sensitivity to interest rate movements in the absence of mitigating actions. Examples of such actions are purchasing fixed-rate investment securities, which provide liquidity to the balance sheet and act to mitigate the inherent interest sensitivity, as well as hedging with interest rate swaps and options. The Corporation actively manages its exposure to interest rate risk with the principal objective of optimizing net interest income and the economic value of equity while operating within acceptable limits established for interest rate risk and maintaining adequate levels of funding and liquidity.
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
Sensitivity of Net Interest Income to Changes in Interest Rates
The analysis of the impact of changes in interest rates on net interest income under various interest rate scenarios is management's principal risk management technique. Management models a base case net interest income under an unchanged interest rate environment. Existing derivative instruments entered into for risk management purposes as of the reporting date are included in the analysis, but no additional hedging is forecasted. At June 30, 2019, these derivative instruments comprise interest rate swaps that convert $2.6 billion of fixed-rate medium- and long-term debt to variable rates through fair value hedges and $2.8 billion of variable-rate loans to fixed rates through cash flow hedges. This base case net interest income is then compared against interest rate scenarios in which rates rise or decline in a linear, non-parallel fashion from the base case over 12 months. The first scenario presents a 200 basis-point increase in short-term rates, resulting in an average increase in short-term interest rates of 100 basis points over the period (+200 scenario). The second scenario presents a 200 basis-point decrease in short-term interest rate.

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
The table below, as of June 30, 2019 and December 31, 2018, displays the estimated impact on net interest income during the next 12 months by relating the base case scenario results to those from the rising and declining rate scenarios described above.

	Estimated Annual Change
	June 30, 2019		December 31, 2018
(in millions)	Amount	%	Amount	%
Change in Interest Rates:
Rising 200 basis points	$105	4%	$142	6%
Declining 200 basis points	(261)	(11)	(313)	(12)
Sensitivity to rising and declining rates decreased from December 31, 2018 to June 30, 2019 due to the impact of swaps converting variable-rate loans to fixed rates and changes in balance sheet composition.
The ultimate impact of changes in rates depends in part on the pace at which deposits reprice (deposit beta). The scenarios shown above reflect management's expectation that deposit betas are likely to lag if interest rates decline, as they did at the recent cycle when rates began to rise. Varying the deposit beta assumption results in different estimated impacts to net interest income. For example, management estimates the annual impact to net interest income of a decline in short-term rates of 50 basis points over a 12-month period (25 basis points shock) can range between a decrease of approximately $60 million (50 percent deposit beta) to $90 million (10 percent deposit beta) depending on the deposit beta assumption.
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
The table below, as of June 30, 2019 and December 31, 2018, displays the estimated impact on the economic value of equity from the interest rate scenario described above.

	June 30, 2019		December 31, 2018
(in millions)	Amount	%	Amount	%
Change in Interest Rates:
Rising 200 basis points	$755	7%	$711	6%
Declining 200 basis points	(2,823)	(26)	(2,769)	(21)
The sensitivity of the economic value of equity to rising and declining rates increased from December 31, 2018 to June 30, 2019 due to the addition of swaps converting variable-rate loans to fixed rates and changes in balance sheet composition.
Wholesale Funding
The Corporation may access the purchased funds market when necessary, which includes a variety of funding sources. Capacity for incremental purchased funds at June 30, 2019 included short-term FHLB advances, the ability to purchase federal funds, sell securities under agreements to repurchase, as well as issue deposits through brokers. Short-term borrowings totaled $1.7 billion at June 30, 2019, compared to $52 million at December 31, 2018. The increase in short-term borrowings reflected increases in federal funds purchased and short-term FHLB advances. Other time deposits totaled $1.7 billion, compared to none at December 31, 2018, reflecting the issuance of brokered deposits. At June 30, 2019, the Bank had pledged loans totaling $23.0 billion which provided for up to $18.7 billion of available collateralized borrowing with the FRB.
The Bank is a member of the FHLB of Dallas, Texas, which provides short- and long-term funding to its members through advances collateralized by real estate-related assets. Actual borrowing capacity is contingent on the amount of collateral available to be pledged to the FHLB. At June 30, 2019, $17.0 billion of real estate-related loans were pledged to the FHLB as collateral for current and potential future borrowings. The Corporation had $3.8 billion of FHLB borrowings maturing between 2026 and 2028, $1.2 billion in short-term advances and capacity for potential future borrowings of approximately $4.1 billion.

Additionally, as of June 30, 2019 the Bank had the ability to issue up to $14.0 billion of debt under an existing $15.0 billion note program which allows the issuance of debt with maturities between three months and 30 years. The Corporation also maintains a shelf registration statement with the Securities and Exchange Commission from which it may issue debt and/or equity securities.
On July 18, 2019, the Corporation priced two debt offerings. On July 23, 2019, the Bank issued $500 million of 2.500% senior notes maturing in 2024, swapped to a floating rate at 30-day LIBOR plus 84 basis points. Proceeds will be used to support loan growth. On August 1, 2019, the Corporation issued $200 million of 4.000% senior notes maturing in 2029. These notes will be consolidated into a single series with the $350 million notes originally issued on February 1, 2019 having the same coupon and maturity date. The August 1, 2019 notes were issued at a premium and swapped to a floating rate at 30-day LIBOR plus 123 basis points. Proceeds will be used for general corporate purposes, which may include working capital, investments in or advances to existing or future subsidiaries, and repurchases, maturities and redemptions of other outstanding securities.
The ability of the Corporation and the Bank to raise funds at competitive rates is impacted by rating agencies' views of the credit quality, liquidity, capital and earnings of the Corporation and the Bank. As of June 30, 2019, the three major rating agencies had assigned the ratings below to long-term senior unsecured obligations of the Corporation and the Bank. A security rating is not a recommendation to buy, sell, or hold securities and may be subject to revision or withdrawal at any time by the assigning rating agency. Each rating should be evaluated independently of any other rating.

	Comerica Incorporated		Comerica Bank
June 30, 2019	Rating	Outlook	Rating	Outlook
Standard and Poor’s	BBB+	Stable	A-	Stable
Moody’s Investors Service	A3	Stable	A3	Stable
Fitch Ratings	A	Stable	A	Stable
The Corporation satisfies liquidity needs with either liquid assets or various funding sources. Liquid assets totaled $15.7 billion at June 30, 2019, compared to $16.3 billion at December 31, 2018. Liquid assets include cash and due from banks, federal funds sold, interest-bearing deposits with banks, other short-term investments and unencumbered investment securities.
The Corporation performs monthly liquidity stress testing to evaluate its ability to meet funding needs in hypothetical stressed environments. Such environments cover a series of broad events, distinguished in terms of duration and severity. The evaluation as of June 30, 2019 projected sufficient sources of liquidity were available under each series of events.

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

SUPPLEMENTAL FINANCIAL DATA
The Corporation believes non-GAAP measures are meaningful because they reflect adjustments commonly made by management, investors, regulators and analysts to evaluate the adequacy of equity and our performance trends. Tangible equity is used by Comerica to measure the quality of capital and the return relative to balance sheet risk.
The following table provides a reconciliation of non-GAAP financial measures used in this financial review with financial measures defined by GAAP.

(dollar amounts in millions)	June 30, 2019	December 31, 2018
Tangible Equity Ratio:
Shareholders' equity	$7,323	$7,507
Less:
Goodwill	635	635
Other intangible assets	4	6
Tangible equity	$6,684	$6,866
Total assets	$72,537	$70,818
Less:
Goodwill	635	635
Other intangible assets	4	6
Tangible assets	$71,898	$70,177
Equity ratio	10.10%	10.60%
Tangible equity ratio	9.30	9.78
Tangible Equity per Share of Stock:
Shareholders' equity	$7,323	$7,507
Tangible equity	6,684	6,866
Shares of stock outstanding (in millions)	150	160
Shareholders' equity per share of stock	48.89	46.89
Tangible equity per share of stock	44.61	42.89

The tangible equity ratio removes the effect of intangible assets from capital and total assets. Tangible equity per share of stock removes the effect of intangible assets from shareholders' equity per share of stock.

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

101
Financial statements from Quarterly Report on Form 10-Q of the Registrant for the quarter ended June 30, 2019, formatted in Inline XBRL: (i) the Consolidated Balance Sheets (unaudited), (ii) the Consolidated Statements of Comprehensive Income (unaudited), (iii) the Consolidated Statements of Changes in Shareholders' Equity (unaudited), (iv) the Consolidated Statements of Cash Flows (unaudited) and (v) the Notes to Consolidated Financial Statements (unaudited).

104	The cover page from the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2019, formatted in Inline XBRL (included in Exhibit 101).

†	Management contract or compensatory plan or arrangement.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMERICA INCORPORATED
(Registrant)

/s/ Mauricio A. Ortiz
Mauricio A. Ortiz
Senior Vice President and
Chief Accounting Officer and
Duly Authorized Officer
Date: August 1, 2019