Form 10-Q
period 2019-09-30
COMERICA INC /NEW/
filed 2019-10-30
CIK 28412

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________
FORM 10-Q
______________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
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
$5 par value common stock:
Outstanding as of October 25, 2019: 144,154,334 shares

COMERICA INCORPORATED AND SUBSIDIARIES

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements
CONSOLIDATED BALANCE SHEETS
Comerica Incorporated and Subsidiaries

(in millions, except share data)	September 30, 2019	December 31, 2018
	(unaudited)
ASSETS
Cash and due from banks	$1,229	$1,390

Interest-bearing deposits with banks	2,888	3,171
Other short-term investments	146	134

Investment securities available-for-sale	12,429	12,045

Commercial loans	32,890	31,976
Real estate construction loans	3,377	3,077
Commercial mortgage loans	9,234	9,106
Lease financing	578	507
International loans	1,055	1,013
Residential mortgage loans	1,906	1,970
Consumer loans	2,451	2,514
Total loans	51,491	50,163
Less allowance for loan losses	(652)	(671)
Net loans	50,839	49,492

Premises and equipment	467	475
Accrued income and other assets	4,850	4,111
Total assets	$72,848	$70,818

LIABILITIES AND SHAREHOLDERS’ EQUITY
Noninterest-bearing deposits	$27,134	$28,690

Money market and interest-bearing checking deposits	23,992	22,560
Savings deposits	2,156	2,172
Customer certificates of deposit	2,853	2,131
Other time deposits	647	—
Foreign office time deposits	27	8
Total interest-bearing deposits	29,675	26,871
Total deposits	56,809	55,561

Short-term borrowings	51	44
Accrued expenses and other liabilities	1,477	1,243
Medium- and long-term debt	7,311	6,463
Total liabilities	65,648	63,311

Common stock - $5 par value:
Authorized - 325,000,000 shares
Issued - 228,164,824 shares	1,141	1,141
Capital surplus	2,172	2,148
Accumulated other comprehensive loss	(336)	(609)
Retained earnings	9,369	8,781
Less cost of common stock in treasury - 84,028,400 shares at 9/30/19 and 68,081,176 shares at 12/31/18	(5,146)	(3,954)
Total shareholders’ equity	7,200	7,507
Total liabilities and shareholders’ equity	$72,848	$70,818
See notes to consolidated financial statements (unaudited).

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except per share data)	2019	2018	2019	2018
INTEREST INCOME
Interest and fees on loans	$619	$581	$1,875	$1,658
Interest on investment securities	75	66	222	194
Interest on short-term investments	17	28	51	63
Total interest income	711	675	2,148	1,915
INTEREST EXPENSE
Interest on deposits	73	35	192	79
Interest on short-term borrowings	2	1	9	1
Interest on medium- and long-term debt	50	40	152	97
Total interest expense	125	76	353	177
Net interest income	586	599	1,795	1,738
Provision for credit losses	35	—	66	(17)
Net interest income after provision for credit losses	551	599	1,729	1,755
NONINTEREST INCOME
Card fees	67	61	195	180
Service charges on deposit accounts	51	53	153	160
Fiduciary income	53	51	154	155
Commercial lending fees	23	21	66	62
Foreign exchange income	11	12	33	36
Letter of credit fees	10	9	29	30
Bank-owned life insurance	11	11	31	29
Brokerage fees	7	7	21	20
Net securities losses	—	(20)	(8)	(19)
Other noninterest income	23	29	70	73
Total noninterest income	256	234	744	726
NONINTEREST EXPENSES
Salaries and benefits expense	253	254	763	759
Outside processing fee expense	66	65	194	190
Occupancy expense	39	38	113	113
Software expense	30	32	87	95
Equipment expense	13	12	37	34
FDIC insurance expense	6	11	17	36
Advertising expense	10	8	24	22
Restructuring charges	—	12	—	39
Other noninterest expenses	18	20	57	58
Total noninterest expenses	435	452	1,292	1,346
Income before income taxes	372	381	1,181	1,135
Provision for income taxes	80	63	252	210
NET INCOME	292	318	929	925
Less income allocated to participating securities	2	2	5	6
Net income attributable to shares	$290	$316	$924	$919
Earnings per share:
Basic	$1.98	$1.89	$6.08	$5.41
Diluted	1.96	1.86	6.02	5.32

Comprehensive income	338	296	1,202	764

Cash dividends declared on stock	97	100	302	210
Cash dividends declared per share	0.67	0.60	2.01	1.24
See notes to consolidated financial statements (unaudited).

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (unaudited)
Comerica Incorporated and Subsidiaries

				Accumulated
	Common Stock			Other			Total
	Shares		Capital	Comprehensive	Retained	Treasury	Shareholders'
(in millions, except per share data)	Outstanding	Amount	Surplus	Loss	Earnings	Stock	Equity

BALANCE AT JUNE 30, 2018	170.9	$1,141	$2,144	$(589)	$8,374	$(2,991)	$8,079
Net income	—	—	—	—	318	—	318
Other comprehensive loss, net of tax	—	—	—	(22)	—	—	(22)
Cash dividends declared on common stock ($0.60 per share)	—	—	—	—	(100)	—	(100)
Purchase of common stock	(5.3)	—	(7)	—	—	(493)	(500)
Net issuance of common stock under employee stock plans	0.2	—	2	—	(3)	5	4
Net issuance of common stock for warrants	0.1	—	(2)	—	(2)	4	—
Share-based compensation	—	—	7	—	—	—	7
BALANCE AT SEPTEMBER 30, 2018	165.9	$1,141	$2,144	$(611)	$8,587	$(3,475)	$7,786

BALANCE AT JUNE 30, 2019	149.8	$1,141	$2,168	$(382)	$9,176	$(4,780)	$7,323
Net income	—	—	—	—	292	—	292
Other comprehensive income, net of tax	—	—	—	46	—	—	46
Cash dividends declared on common stock ($0.67 per share)	—	—	—	—	(97)	—	(97)
Purchase of common stock	(5.7)	—	—	—	—	(370)	(370)
Net issuance of common stock under employee stock plans	—	—	(1)	—	(2)	4	1
Share-based compensation	—	—	5	—	—	—	5
BALANCE AT SEPTEMBER 30, 2019	144.1	$1,141	$2,172	$(336)	$9,369	$(5,146)	$7,200

BALANCE AT DECEMBER 31, 2017	172.9	$1,141	$2,122	$(451)	$7,887	$(2,736)	$7,963
Cumulative effect of change in accounting principles	—	—	—	1	14	—	15
Net income	—	—	—	—	925	—	925
Other comprehensive loss, net of tax	—	—	—	(161)	—	—	(161)
Cash dividends declared on common stock ($1.24 per share)	—	—	—	—	(210)	—	(210)
Purchase of common stock	(8.7)	—	(7)	—	—	(821)	(828)
Net issuance of common stock under employee stock plans	1.5	—	(9)	—	(24)	74	41
Net issuance of common stock for warrants	0.2	—	(3)	—	(5)	8	—
Share-based compensation	—	—	41	—	—	—	41
BALANCE AT SEPTEMBER 30, 2018	165.9	$1,141	$2,144	$(611)	$8,587	$(3,475)	$7,786

BALANCE AT DECEMBER 31, 2018	160.1	$1,141	$2,148	$(609)	$8,781	$(3,954)	$7,507
Cumulative effect of change in accounting principle	—	—	—	—	(14)	—	(14)
Net income	—	—	—	—	929	—	929
Other comprehensive income, net of tax	—	—	—	273	—	—	273
Cash dividends declared on common stock ($2.01 per share)	—	—	—	—	(302)	—	(302)
Purchase of common stock	(16.6)	—	—	—	—	(1,229)	(1,229)
Net issuance of common stock under employee stock plans	0.6	—	(13)	—	(25)	37	(1)
Share-based compensation	—	—	37	—	—	—	37
BALANCE AT SEPTEMBER 30, 2019	144.1	$1,141	$2,172	$(336)	$9,369	$(5,146)	$7,200
See notes to consolidated financial statements (unaudited).

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
Comerica Incorporated and Subsidiaries

	Nine Months Ended September 30,
(in millions)	2019	2018
OPERATING ACTIVITIES
Net income	$929	$925
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	66	(17)
Provision for deferred income taxes	4	37
Depreciation and amortization	84	90
Net periodic defined benefit credit	(23)	(14)
Share-based compensation expense	37	41
Net amortization of securities	2	3
Accretion of loan purchase discount	—	(1)
Net securities losses	8	19
Net gains on sales of foreclosed property	—	(1)
Net change in:
Accrued income receivable	1	(36)
Accrued expenses payable	(39)	19
Other, net	(200)	(98)
Net cash provided by operating activities	869	967
INVESTING ACTIVITIES
Investment securities available-for-sale:
Maturities and redemptions	1,615	1,366
Sales	987	1,256
Purchases	(2,721)	(2,618)
Net change in loans	(1,419)	120
Proceeds from sales of foreclosed property	1	7
Net increase in premises and equipment	(62)	(65)
Federal Home Loan Bank stock:
Purchases	(201)	(41)
Redemptions	201	—
Proceeds from bank-owned life insurance settlements	7	4
Other, net	2	(2)
Net cash (used in) provided by investing activities	(1,590)	27
FINANCING ACTIVITIES
Net change in:
Deposits	1,105	(1,978)
Short-term borrowings	7	74
Medium- and long-term debt:
Maturities	(350)	—
Issuances and advances	1,050	1,850
Common stock:
Repurchases	(1,242)	(837)
Cash dividends paid	(303)	(161)
Issuances under employee stock plans	12	50
Other, net	(2)	2
Net cash provided by (used in) financing activities	277	(1,000)
Net decrease in cash and cash equivalents	(444)	(6)
Cash and cash equivalents at beginning of period	4,561	5,845
Cash and cash equivalents at end of period	$4,117	$5,839
Interest paid	$347	$172
Income tax paid	221	125
Noncash investing and financing activities:
Loans transferred to other real estate	3	2
Securities transferred from held-to-maturity to available-for-sale	—	1,266
Securities transferred from available-for-sale to equity securities	—	81
See notes to consolidated financial statements (unaudited).

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

NOTE 1 - BASIS OF PRESENTATION AND ACCOUNTING POLICIES
Organization
The accompanying unaudited consolidated financial statements were prepared in accordance with United States (U.S.) generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation were included. The results of operations for the nine months ended September 30, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019. Certain items in prior periods were reclassified to conform to the current presentation. For further information, refer to the consolidated financial statements and footnotes thereto included in the Annual Report of Comerica Incorporated and Subsidiaries (the Corporation) on Form 10-K for the year ended December 31, 2018.
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
Pending Accounting Pronouncements
In June 2016, the FASB issued ASU No. 2016-13, "Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments," (ASU 2016-13), which addresses concerns regarding the perceived delay in recognition of credit losses under the existing incurred loss model. The amendment introduces a new, single model for recognizing credit losses on all financial instruments presented on a cost basis. Under the new model, entities must estimate current expected credit losses by considering all available relevant information, including historical and current conditions, as well as reasonable and supportable forecasts of future events. ASU 2016-13 also requires additional qualitative and quantitative disclosure to allow users to better understand the credit risk within the portfolio and the methodologies for determining the allowance for credit losses.
ASU 2016-13 is effective for the Corporation on January 1, 2020 and must generally be applied using the modified retrospective approach with a cumulative effect adjustment to retained earnings. In prior periods, the Corporation developed and completed internal validations of new credit estimation models. The Corporation has implemented new processes and controls for the execution of the new model and is in the process of testing them. The implementation team continues to challenge current model assumptions and outputs, refine the qualitative framework and finalize policies and disclosures. Additionally, parallel runs will continue in fourth quarter 2019 as more end-to-end processes, controls and policies are fina

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

lized.
Incorporating reasonable and supportable forecasts of economic conditions into the estimate of expected credit losses will require significant judgment, such as selecting economic variables and forecast scenarios as well as determining the appropriate length of the forecast horizon. Management will select economic variables it believes to be most relevant based on the composition of the loan portfolio and customer base, likely to include forecasted levels of employment, gross domestic product, corporate bond and treasury spreads, industrial production levels, consumer and commercial real estate price indices as well as housing statistics. Different economic forecasts ranging from more benign to more severe will be evaluated each reporting period to forecast losses over the contractual life of the loan portfolio. The Corporation anticipates using a two-year forecast horizon, which encompasses most of the remaining contractual life of its portfolio of commercial loans, reverting to its longer-term historical loss experience to estimate expected losses over any remaining contractual life.
The ultimate impact of ASU 2016-13 will depend on the composition of the portfolio as well as economic conditions and forecasts at the time of adoption. Based on current factors, the Corporation estimates overall allowance for credit losses to remain within 5 percent of current levels. The commercial portfolio, comprising the majority of the Corporation’s portfolio, consists of loans and lending arrangements with short contractual maturities that are expected to result in a reduction of up to 5 percent in the allowance for credit losses. The allowance for credit losses is expected to increase between 60 to 80 percent for the consumer portfolio given its longer contractual maturities.
ASU 2016-13 also requires expected credit losses on available-for-sale securities (AFS) debt securities be recorded as an allowance for credit losses. For certain types of debt securities, such as U.S. Treasuries and other securities with government guarantees, entities may expect zero credit losses. The Corporation believes the zero-loss expectation currently applies to all of its AFS securities.
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

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

Assets and Liabilities Recorded at Fair Value on a Recurring Basis
The following tables present the recorded amount of assets and liabilities measured at fair value on a recurring basis as of September 30, 2019 and December 31, 2018.

(in millions)	Total	Level 1	Level 2	Level 3
September 30, 2019
Deferred compensation plan assets	$92	$92	$—	$—
Equity securities	49	49	—	—
Investment securities available-for-sale:
U.S. Treasury and other U.S. government agency securities	2,796	2,796	—	—
Residential mortgage-backed securities (a)	9,633	—	9,633	—
Total investment securities available-for-sale	12,429	2,796	9,633	—
Derivative assets:
Interest rate contracts	275	—	247	28
Energy derivative contracts	160	—	160	—
Foreign exchange contracts	13	—	13	—
Total derivative assets	448	—	420	28
Total assets at fair value	$13,018	$2,937	$10,053	$28
Derivative liabilities:
Interest rate contracts	$43	$—	$43	$—
Energy derivative contracts	156	—	156	—
Foreign exchange contracts	10	—	10	—
Total derivative liabilities	209	—	209	—
Deferred compensation plan liabilities	92	92	—	—
Total liabilities at fair value	$301	$92	$209	$—
December 31, 2018
Deferred compensation plan assets	$88	$88	$—	$—
Equity securities	43	43	—	—
Investment securities available-for-sale:
U.S. Treasury and other U.S. government agency securities	2,727	2,727	—	—
Residential mortgage-backed securities (a)	9,318	—	9,318	—
Total investment securities available-for-sale	12,045	2,727	9,318	—
Derivative assets:
Interest rate contracts	67	—	58	9
Energy derivative contracts	189	—	189	—
Foreign exchange contracts	19	—	19	—
Total derivative assets	275	—	266	9
Total assets at fair value	$12,451	$2,858	$9,584	$9
Derivative liabilities:
Interest rate contracts	$70	$—	$70	$—
Energy derivative contracts	186	—	186	—
Foreign exchange contracts	13	—	13	—
Total derivative liabilities	269	—	269	—
Deferred compensation plan liabilities	88	88	—	—
Total liabilities at fair value	$357	$88	$269	$—

(a)	Issued and/or guaranteed by U.S. government agencies or U.S. government-sponsored enterprises.
There were no transfers of assets or liabilities recorded at fair value on a recurring basis into or out of Level 1, Level 2 and Level 3 fair value measurements during each of the three- and nine-month periods ended September 30, 2019 and 2018.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

The following table summarizes the changes in Level 3 assets and liabilities measured at fair value on a recurring basis for the three- and nine-month periods ended September 30, 2019 and 2018.

			Net Realized/Unrealized Gains (Losses) (Pretax) Recorded in Earnings (b)
	Balance at Beginning of Period	Change in Classification (a)				Balance at End of Period
					Payments, Sales and Redemptions
(in millions)			Realized	Unrealized
Three Months Ended September 30, 2019
Derivative assets:
Interest rate contracts	$21	$—	$1	$7	$(1)	$28

Three Months Ended September 30, 2018
Derivative assets:
Interest rate contracts	$6	$—	$—	$(4)	$—	$2

Nine Months Ended September 30, 2019
Derivative assets:
Interest rate contracts	$9	—	1	19	(1)	28

Nine Months Ended September 30, 2018
Equity securities	$—	$44	$—	$—	$(44)	$—
Investment securities available-for-sale:
State and municipal securities (c)	5	—	—	—	(5)	—
Equity and other non-debt securities (c)	44	(44)	—	—	—	—
Total investment securities available-for-sale	49	(44)	—	—	(5)	—
Derivative assets:
Interest rate contracts	14	—	—	(12)	—	2

(a)	Reflects the reclassification of equity securities resulting from the adoption of ASU 2016-01.

(b)	Realized and unrealized gains and losses due to changes in fair value are recorded in other noninterest income on the Consolidated Statements of Comprehensive Income.

(c)	Auction-rate securities.
Assets and Liabilities at Fair Value on a Nonrecurring Basis
The Corporation may be required to record certain assets and liabilities at fair value on a nonrecurring basis. These include assets that are recorded at the lower of cost or fair value, and were recognized at fair value since it was less than cost at the end of the period.
The following table presents assets recorded at fair value on a nonrecurring basis at September 30, 2019 and December 31, 2018. No liabilities were recorded at fair value on a nonrecurring basis at September 30, 2019 and December 31, 2018.

(in millions)	Level 3
September 30, 2019
Loans:
Commercial	$25
Total assets at fair value	$25
December 31, 2018
Loans:
Commercial	$33
Commercial mortgage	2
Total assets at fair value	$35
Level 3 assets recorded at fair value on a nonrecurring basis at September 30, 2019 and December 31, 2018 included loans for which a specific allowance was established based on the fair value of collateral. The unobservable inputs were the additional adjustments applied by management to the appraised values to reflect such factors as non-current appraisals and revisions to estimated time to sell. These adjustments are determined based on qualitative judgments made by management on a case-by-case basis and are not quantifiable inputs, although they are used in the determination of fair value.

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
The carrying amount and estimated fair value of financial instruments not recorded at fair value in their entirety on a recurring basis on the Corporation’s Consolidated Balance Sheets are as follows:

	Carrying Amount	Estimated Fair Value
(in millions)		Total	Level 1	Level 2	Level 3
September 30, 2019
Assets
Cash and due from banks	$1,229	$1,229	$1,229	$—	$—
Interest-bearing deposits with banks	2,888	2,888	2,888	—	—
Loans held-for-sale	4	4	—	4	—
Total loans, net of allowance for loan losses (a)	50,839	51,008	—	—	51,008
Customers’ liability on acceptances outstanding	2	2	2	—	—
Restricted equity investments	248	248	248	—	—
Nonmarketable equity securities (b)	6	10	—	—	—
Liabilities
Demand deposits (noninterest-bearing)	27,134	27,134	—	27,134	—
Interest-bearing deposits	26,175	26,175	—	26,175	—
Customer certificates of deposit	2,853	2,842	—	2,842	—
Other time deposits	647	647	—	647	—
Total deposits	56,809	56,798	—	56,798	—
Short-term borrowings	51	51	51	—	—
Acceptances outstanding	2	2	2	—	—
Medium- and long-term debt	7,311	7,316	—	7,316	—
Credit-related financial instruments	(56)	(56)	—	—	(56)
December 31, 2018
Assets
Cash and due from banks	$1,390	$1,390	$1,390	$—	$—
Interest-bearing deposits with banks	3,171	3,171	3,171	—	—
Loans held-for-sale	3	3	—	3	—
Total loans, net of allowance for loan losses (a)	49,492	48,889	—	—	48,889
Customers’ liability on acceptances outstanding	4	4	4	—	—
Restricted equity investments	248	248	248	—	—
Nonmarketable equity securities (b)	6	11
Liabilities
Demand deposits (noninterest-bearing)	28,690	28,690	—	28,690	—
Interest-bearing deposits	24,740	24,740	—	24,740	—
Certificates of deposit	2,131	2,100	—	2,100	—
Total deposits	55,561	55,530	—	55,530	—
Short-term borrowings	44	44	44	—	—
Acceptances outstanding	4	4	4	—	—
Medium- and long-term debt	6,463	6,436	—	6,436	—
Credit-related financial instruments	(57)	(57)	—	—	(57)

(a)	Included $25 million and $35 million of impaired loans recorded at fair value on a nonrecurring basis at September 30, 2019 and December 31, 2018, respectively.

(b)
Certain investments that are measured at fair value using the net asset value have not been classified in the fair value hierarchy. The fair value amounts presented in the table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the Consolidated Balance Sheets.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

NOTE 3 - INVESTMENT SECURITIES
A summary of the Corporation’s investment securities follows:

(in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
September 30, 2019
Investment securities available-for-sale:
U.S. Treasury and other U.S. government agency securities	$2,744	$52	$—	$2,796
Residential mortgage-backed securities (a)	9,590	74	31	9,633
Total investment securities available-for-sale	$12,334	$126	$31	$12,429

December 31, 2018
Investment securities available-for-sale:
U.S. Treasury and other U.S. government agency securities	$2,732	$14	$19	$2,727
Residential mortgage-backed securities (a)	9,493	22	197	9,318
Total investment securities available-for-sale	$12,225	$36	$216	$12,045

(a)	Issued and/or guaranteed by U.S. government agencies or U.S. government-sponsored enterprises.
A summary of the Corporation’s investment securities in an unrealized loss position as of September 30, 2019 and December 31, 2018 follows:

	Temporarily Impaired
	Less than 12 Months		12 Months or more		Total
(in millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
September 30, 2019
Residential mortgage-backed securities (a)	$1,412	$4	$2,130	$27	$3,542	$31
Total temporarily impaired securities	$1,412	$4	$2,130	$27	$3,542	$31
December 31, 2018
U.S. Treasury and other U.S. government agency securities	$—	$—	$1,457	$19	$1,457	$19
Residential mortgage-backed securities (a)	1,008	9	6,412	188	7,420	197
Total temporarily impaired securities	$1,008	$9	$7,869	$207	$8,877	$216

(a)	Issued and/or guaranteed by U.S. government agencies or U.S. government-sponsored enterprises.
At September 30, 2019, the Corporation had 178 residential mortgage-backed securities in an unrealized loss position with no credit impairment. The unrealized losses for these securities resulted from changes in market interest rates and liquidity, not changes in credit quality. The Corporation ultimately expects full collection of the carrying amount of these securities, does not intend to sell the securities in an unrealized loss position, and it is not more-likely-than-not that the Corporation will be required to sell the securities in an unrealized loss position prior to recovery of amortized cost. The Corporation does not consider these securities to be other-than-temporarily impaired at September 30, 2019.
Sales, calls and write-downs of investment securities available-for-sale resulted in the following gains and losses recorded in net securities losses on the Consolidated Statements of Comprehensive Income, computed based on the adjusted cost of the specific security.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2019	2018	2019	2018
Securities gains	$—	$—	$—	$1
Securities losses	—	(20)	(8)	(20)
Net securities	$—	$(20)	$(8)	$(19)

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

(in millions)
September 30, 2019	Amortized Cost	Fair Value
Contractual maturity
Within one year	$30	$31
After one year through five years	2,818	2,874
After five years through ten years	1,127	1,134
After ten years	8,359	8,390
Total investment securities	$12,334	$12,429

Included in the contractual maturity distribution in the table above were residential mortgage-backed securities with total amortized cost and fair value of $9.6 billion. The actual cash flows of mortgage-backed securities may differ as borrowers of the underlying loans may exercise prepayment options.
At September 30, 2019, investment securities with a carrying value of $375 million were pledged where permitted or required by law to secure $270 million of liabilities, primarily public and other deposits of state and local government agencies as well as derivative instruments.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

NOTE 4 – CREDIT QUALITY AND ALLOWANCE FOR CREDIT LOSSES
The following table presents an aging analysis of the recorded balance of loans.

	Loans Past Due and Still Accruing
(in millions)	30-59 Days	60-89 Days	90 Days or More	Total	Nonaccrual Loans	Current Loans	Total Loans
September 30, 2019
Business loans:
Commercial	$44	$28	$28	$100	$152	$32,638	$32,890
Real estate construction:
Commercial Real Estate business line (a)	1	—	—	1	—	2,989	2,990
Other business lines (b)	—	—	—	—	—	387	387
Total real estate construction	1	—	—	1	—	3,376	3,377
Commercial mortgage:
Commercial Real Estate business line (a)	5	—	—	5	2	1,941	1,948
Other business lines (b)	37	3	2	42	11	7,233	7,286
Total commercial mortgage	42	3	2	47	13	9,174	9,234
Lease financing	—	—	—	—	—	578	578
International	—	—	1	1	2	1,052	1,055
Total business loans	87	31	31	149	167	46,818	47,134

Retail loans:
Residential mortgage	10	3	—	13	36	1,857	1,906
Consumer:
Home equity	4	1	—	5	17	1,700	1,722
Other consumer	2	—	—	2	—	727	729
Total consumer	6	1	—	7	17	2,427	2,451
Total retail loans	16	4	—	20	53	4,284	4,357
Total loans	$103	$35	$31	$169	$220	$51,102	$51,491
December 31, 2018
Business loans:
Commercial	$34	$26	$8	$68	$141	$31,767	$31,976
Real estate construction:
Commercial Real Estate business line (a)	6	—	—	6	—	2,681	2,687
Other business lines (b)	6	—	—	6	—	384	390
Total real estate construction	12	—	—	12	—	3,065	3,077
Commercial mortgage:
Commercial Real Estate business line (a)	4	—	—	4	2	1,737	1,743
Other business lines (b)	32	5	8	45	18	7,300	7,363
Total commercial mortgage	36	5	8	49	20	9,037	9,106
Lease financing	—	—	—	—	2	505	507
International	—	—	—	—	3	1,010	1,013
Total business loans	82	31	16	129	166	45,384	45,679

Retail loans:
Residential mortgage	11	3	—	14	36	1,920	1,970
Consumer:
Home equity	4	1	—	5	19	1,741	1,765
Other consumer	1	—	—	1	—	748	749
Total consumer	5	1	—	6	19	2,489	2,514
Total retail loans	16	4	—	20	55	4,409	4,484
Total loans	$98	$35	$16	$149	$221	$49,793	$50,163

(a)	Primarily loans to real estate developers.

(b)	Primarily loans secured by owner-occupied real estate.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

The following table presents loans by credit quality indicator, based on internal risk ratings assigned to each business loan at the time of approval and subjected to subsequent reviews, generally at least annually, and to pools of retail loans with similar risk characteristics.

	Internally Assigned Rating
(in millions)	Pass (a)	Special Mention (b)	Substandard (c)	Nonaccrual (d)	Total
September 30, 2019
Business loans:
Commercial	$31,420	$724	$594	$152	$32,890
Real estate construction:
Commercial Real Estate business line (e)	2,954	36	—	—	2,990
Other business lines (f)	387	—	—	—	387
Total real estate construction	3,341	36	—	—	3,377
Commercial mortgage:
Commercial Real Estate business line (e)	1,892	13	41	2	1,948
Other business lines (f)	7,097	99	79	11	7,286
Total commercial mortgage	8,989	112	120	13	9,234
Lease financing	566	10	2	—	578
International	1,025	23	5	2	1,055
Total business loans	45,341	905	721	167	47,134

Retail loans:
Residential mortgage	1,868	2	—	36	1,906
Consumer:
Home equity	1,698	1	6	17	1,722
Other consumer	723	6	—	—	729
Total consumer	2,421	7	6	17	2,451
Total retail loans	4,289	9	6	53	4,357
Total loans	$49,630	$914	$727	$220	$51,491
December 31, 2018
Business loans:
Commercial	$30,817	$464	$554	$141	$31,976
Real estate construction:
Commercial Real Estate business line (e)	2,664	23	—	—	2,687
Other business lines (f)	382	8	—	—	390
Total real estate construction	3,046	31	—	—	3,077
Commercial mortgage:
Commercial Real Estate business line (e)	1,682	14	45	2	1,743
Other business lines (f)	7,157	118	70	18	7,363
Total commercial mortgage	8,839	132	115	20	9,106
Lease financing	500	3	2	2	507
International	996	4	10	3	1,013
Total business loans	44,198	634	681	166	45,679

Retail loans:
Residential mortgage	1,931	3	—	36	1,970
Consumer:
Home equity	1,738	—	8	19	1,765
Other consumer	748	1	—	—	749
Total consumer	2,486	1	8	19	2,514
Total retail loans	4,417	4	8	55	4,484
Total loans	$48,615	$638	$689	$221	$50,163

(a)	Includes all loans not included in the categories of special mention, substandard or nonaccrual.

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

(e)	Primarily loans to real estate developers.

(f)	Primarily loans secured by owner-occupied real estate.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

The following table summarizes nonperforming assets.

(in millions)	September 30, 2019	December 31, 2018
Nonaccrual loans	$220	$221
Reduced-rate loans (a)	6	8
Total nonperforming loans	226	229
Foreclosed property	3	1
Total nonperforming assets	$229	$230

(a)	Comprised of reduced-rate retail loans.
There were no retail loans secured by residential real estate properties in process of foreclosure included in nonaccrual loans at September 30, 2019, compared to $1 million at December 31, 2018.
Allowance for Credit Losses
The following table details the changes in the allowance for loan losses and related loan amounts.

	2019			2018
(in millions)	Business Loans	Retail Loans	Total	Business Loans	Retail Loans	Total

Three Months Ended September 30
Allowance for loan losses:
Balance at beginning of period	$618	$39	$657	$635	$42	$677
Loan charge-offs	(59)	(2)	(61)	(24)	(1)	(25)
Recoveries on loans previously charged-off	17	2	19	9	1	10
Net loan charge-offs	(42)	—	(42)	(15)	—	(15)
Provision for loan losses	39	(2)	37	(1)	2	1
Foreign currency translation adjustment	—	—	—	1	—	1
Balance at end of period	$615	$37	$652	$620	$44	$664

Nine Months Ended September 30
Allowance for loan losses:
Balance at beginning of period	$627	$44	$671	$661	$51	$712
Loan charge-offs	(121)	(4)	(125)	(78)	(4)	(82)
Recoveries on loans previously charged-off	35	4	39	39	3	42
Net loan charge-offs	(86)	—	(86)	(39)	(1)	(40)
Provision for loan losses	74	(7)	67	(2)	(6)	(8)
Balance at end of period	$615	$37	$652	$620	$44	$664

As a percentage of total loans	1.30%	0.86%	1.27%	1.39%	1.00%	1.35%

September 30
Allowance for loan losses:
Individually evaluated for impairment	$34	$—	$34	$29	$—	$29
Collectively evaluated for impairment	581	37	618	591	44	635
Total allowance for loan losses	$615	$37	$652	$620	$44	$664
Loans:
Individually evaluated for impairment	$209	$34	$243	$269	$34	$303
Collectively evaluated for impairment	46,925	4,323	51,248	44,358	4,349	48,707
Total loans evaluated for impairment	$47,134	$4,357	$51,491	$44,627	$4,383	$49,010

Changes in the allowance for credit losses on lending-related commitments, included in accrued expenses and other liabilities on the Consolidated Balance Sheets, are summarized in the following table.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2019	2018	2019	2018
Balance at beginning of period	$31	$34	$30	$42
Provision for credit losses on lending-related commitments	(2)	(1)	(1)	(9)
Balance at end of period	$29	$33	$29	$33

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

Individually Evaluated Impaired Loans
The following table presents additional information regarding individually evaluated impaired loans.

	Recorded Investment In:
(in millions)	Impaired Loans with No Related Allowance	Impaired Loans with Related Allowance	Total Impaired Loans	Unpaid Principal Balance	Related Allowance for Loan Losses
September 30, 2019
Business loans:
Commercial	$12	$143	$155	$253	$32
Commercial mortgage:
Commercial Real Estate business line (a)	39	—	39	49	—
Other business lines (b)	1	11	12	16	2
Total commercial mortgage	40	11	51	65	2
International	2	1	3	9	—
Total business loans	54	155	209	327	34

Retail loans:
Residential mortgage	17	8	25	27	—
Consumer:
Home equity	9	—	9	10	—
Total retail loans (c)	26	8	34	37	—
Total individually evaluated impaired loans	$80	$163	$243	$364	$34
December 31, 2018
Business loans:
Commercial	$50	$130	$180	$227	$24
Commercial mortgage:
Commercial Real Estate business line (a)	39	—	39	49	—
Other business lines (b)	2	16	18	23	3
Total commercial mortgage	41	16	57	72	3
International	2	1	3	8	—
Total business loans	93	147	240	307	27

Retail loans:
Residential mortgage	16	8	24	25	—
Consumer:
Home equity	11	—	11	13	—
Other consumer	1	—	1	1	—
Total consumer	12	—	12	14	—
Total retail loans (c)	28	8	36	39	—
Total individually evaluated impaired loans	$121	$155	$276	$346	$27

(a)	Primarily loans to real estate developers.

(b)	Primarily loans secured by owner-occupied real estate.

(c)	Individually evaluated retail loans generally have no related allowance for loan losses, primarily due to policy which results in direct write-downs of most restructured retail loans.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

The following table presents information regarding average individually evaluated impaired loans and the related interest recognized as of September 30, 2019 and 2018. Interest income recognized for the period primarily related to performing restructured loans.

	Individually Evaluated Impaired Loans
	2019		2018
(in millions)	Average Balance for the Period	Interest Income Recognized for the Period	Average Balance for the Period	Interest Income Recognized for the Period
Three Months Ended September 30
Business loans:
Commercial	$152	$—	$221	$2
Commercial mortgage:
Commercial Real Estate business line (a)	39	1	40	1
Other business lines (b)	13	1	24	—
Total commercial mortgage	52	2	64	1
Lease financing	1	—	—	—
International	3	—	5	—
Total business loans	208	2	290	3

Retail loans:
Residential mortgage	24	1	20	—
Consumer loans:
Home equity	9	—	11	—
Other consumer	—	—	1	—
Total consumer	9	—	12	—
Total retail loans	33	1	32	—
Total individually evaluated impaired loans	$241	$3	$322	$3
Nine Months Ended September 30
Business loans:
Commercial	$157	$2	$282	$4
Commercial mortgage:
Commercial Real Estate business line (a)	39	2	40	3
Other business lines (b)	15	1	24	—
Total commercial mortgage	54	3	64	3
Lease financing	1	—	—	—
International	3	—	5	—
Total business loans	215	5	351	7

Retail loans:
Residential mortgage	24	1	20	—
Consumer:
Home equity	9	—	11	—
Other consumer	1	—	1	—
Total consumer	10	—	12	—
Total retail loans	34	1	32	—
Total individually evaluated impaired loans	$249	$6	$383	$7

(a)	Primarily loans to real estate developers.

(b)	Primarily loans secured by owner-occupied real estate.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

Troubled Debt Restructurings
The following table details the recorded balance at September 30, 2019 and 2018 of loans considered to be troubled debt restructurings (TDRs) that were restructured during the three- and nine-month periods ended September 30, 2019 and 2018, by type of modification. In cases of loans with more than one type of modification, the loans were categorized based on the most significant modification.

	2019			2018
	Type of Modification			Type of Modification
(in millions)	Principal Deferrals (a)	Interest Rate Reductions	Total Modifications	Principal Deferrals (a)	Interest Rate Reductions	Total Modifications
Three Months Ended September 30,
Business loans:
Commercial	$11	$—	$11	$1	$—	$1
Commercial mortgage:
Other business lines (b)	—	—	—	1	—	1
International	—	—	—	1	—	1
Total business loans	11	—	11	3	—	3

Retail loans:
Consumer:
Home equity (c)	—	—	—	—	2	2
Total loans	$11	$—	$11	$3	$2	$5
Nine Months Ended September 30,
Business loans:
Commercial	$19	$—	$19	$32	$—	$32
Commercial mortgage:
Other business lines (b)	—	—	—	3	—	3
International	—	—	—	1	—	1
Total business loans	19	—	19	36	—	36

Retail loans:
Consumer:
Home equity (c)	—	1	1	—	3	3
Total loans	$19	$1	$20	$36	$3	$39

(a)	Primarily represents loan balances where terms were extended 90 days or more at or above contractual interest rates. Also includes commercial loans restructured in bankruptcy.

(b)	Primarily loans secured by owner-occupied real estate.

(c)	Includes bankruptcy loans for which the court has discharged the borrower's obligation and the borrower has not reaffirmed the debt.
The Corporation charges interest on principal balances outstanding during deferral periods. Additionally, none of the modifications involved forgiveness of principal.
At September 30, 2019 and December 31, 2018, commitments to lend additional funds to borrowers whose terms have been modified in TDRs totaled $2 million and $20 million, respectively. On an ongoing basis, the Corporation monitors the performance of modified loans to their restructured terms. The allowance for loan losses continues to be reassessed on the basis of an individual evaluation of the loan.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

The following table presents information regarding the recorded balance at September 30, 2019 and 2018 of loans modified by principal deferral during the twelve-month periods ended September 30, 2019 and 2018.

	Principal Deferrals
(in millions)	2019	2018
September 30
Business loans:
Commercial	$19	$59
Commercial mortgage:
Other business lines (a)	—	3
International	—	1
Total business loans	19	63
Retail loans:
Consumer:
Home equity (b)	—	1
Total loans	$19	$64
(a)Primarily loans secured by owner-occupied real estate.

(b)	Includes bankruptcy loans for which the court has discharged the borrower's obligation and the borrower has not reaffirmed the debt.
During the twelve-month periods ended September 30, 2019 and 2018, loans with a carrying value of $1 million and $3 million, respectively, were modified by interest rate reduction (reduced-rate loans).
For principal deferrals, incremental deterioration in the credit quality of the loan, represented by a downgrade in the risk rating of the loan, for example, due to missed interest payments or a reduction of collateral value, is considered a subsequent default. For interest rate reductions, a subsequent payment default is defined in terms of delinquency, when a principal or interest payment is 90 days past due. Subsequent defaults of principal deferrals totaled $17 million in the three- and nine-month periods ended September 30, 2019 and none in the comparable periods in 2018. There were no subsequent defaults of interest rate reductions during either the three- and nine-month periods ended September 30, 2019 and 2018.

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
Credit risk is the possible loss that may occur in the event of nonperformance by the counterparty to a financial instrument. The Corporation attempts to minimize credit risk arising from customer-initiated derivatives by evaluating the creditworthiness of each customer, adhering to the same credit approval process used for traditional lending activities and obtaining collateral as deemed necessary. Derivatives with dealer counterparties are either cleared through a clearinghouse or settled directly with a single counterparty. For derivatives settled directly with dealer counterparties, the Corporation utilizes counterparty risk limits and monitoring procedures as well as master netting arrangements and bilateral collateral agreements to facilitate the management of credit risk. Master netting arrangements effectively reduce credit risk by permitting settlement of positive and negative positions and offset cash collateral held with the same counterparty on a net basis. Bilateral collateral agreements require daily exchange of cash or highly rated securities issued by the U.S. Treasury or other U.S. government entities to collateralize amounts due to either party. At September 30, 2019, counterparties with bilateral collateral agreements pledged $1 million of marketable investment securities and deposited $102 million of cash with the Corporation to secure the fair value of contracts in an unrealized gain position, and the Corporation had pledged $27 million of marketable investment securities and posted $13 million of cash as

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

collateral for contracts in an unrealized loss position. For those counterparties not covered under bilateral collateral agreements, collateral is obtained, if deemed necessary, based on the results of management’s credit evaluation of the counterparty. Collateral varies, but may include cash, investment securities, accounts receivable, equipment or real estate. Included in the fair value of derivative instruments are credit valuation adjustments reflecting counterparty credit risk. These adjustments are determined by applying a credit spread for the counterparty or the Corporation, as appropriate, to the total expected exposure of the derivative. There were no derivative instruments with credit-risk-related contingent features that were in a liability position at September 30, 2019.
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

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

The following table presents the composition of the Corporation’s derivative instruments held or issued for risk management purposes or in connection with customer-initiated and other activities at September 30, 2019 and December 31, 2018. The table excludes commitments and warrants accounted for as derivatives.

	September 30, 2019			December 31, 2018
		Fair Value			Fair Value
(in millions)	Notional/ Contract Amount (a)	Gross Derivative Assets	Gross Derivative Liabilities	Notional/ Contract Amount (a)	Gross Derivative Assets	Gross Derivative Liabilities
Risk management purposes
Derivatives designated as hedging instruments
Interest rate contracts:
Swaps - fair value - receive fixed/pay floating	$3,325	$—	$—	$2,625	$—	$2
Swaps - cash flow - receive fixed/pay floating	3,800	—	—	—	—	—
Derivatives used as economic hedges
Foreign exchange contracts:
Spot, forwards and swaps	309	1	—	302	1	1
Total risk management purposes	7,434	1	—	2,927	1	3
Customer-initiated and other activities
Interest rate contracts:
Caps and floors written	912	—	1	885	—	1
Caps and floors purchased	912	1	—	885	1	—
Swaps	15,687	274	42	13,115	66	67
Total interest rate contracts	17,511	275	43	14,885	67	68
Energy contracts:
Caps and floors written	468	—	30	278	—	26
Caps and floors purchased	468	30	—	278	26	—
Swaps	2,147	130	126	2,094	163	160
Total energy contracts	3,083	160	156	2,650	189	186
Foreign exchange contracts:
Spot, forwards, options and swaps	1,061	12	10	1,095	18	12
Total customer-initiated and other activities	21,655	447	209	18,630	274	266
Total gross derivatives	$29,089	$448	$209	$21,557	$275	$269
Amounts offset in the Consolidated Balance Sheets:
Netting adjustment - Offsetting derivative assets/liabilities		(45)	(45)		(45)	(45)
Netting adjustment - Cash collateral received/posted		(101)	(12)		(174)	(1)
Net derivatives included in the Consolidated Balance Sheets (b)		302	152		56	223
Amounts not offset in the Consolidated Balance Sheets:
Marketable securities pledged under bilateral collateral agreements		(1)	(26)		(1)	—
Net derivatives after deducting amounts not offset in the Consolidated Balance Sheets		$301	$126		$55	$223

(a)
Notional or contractual amounts, which represent the extent of involvement in the derivatives market, are used to determine the contractual cash flows required in accordance with the terms of the agreement. These amounts are typically not exchanged, significantly exceed amounts subject to credit or market risk and are not reflected in the Consolidated Balance Sheets.

(b)
Net derivative assets are included in accrued income and other assets and net derivative liabilities are included in accrued expenses and other liabilities on the Consolidated Balance Sheets. Included in the fair value of net derivative assets and net derivative liabilities are credit valuation adjustments reflecting counterparty credit risk and credit risk of the Corporation. The fair value of net derivative assets included credit valuation adjustments for counterparty credit risk of $12 million and $2 million at September 30, 2019 and December 31, 2018, respectively.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

Risk Management
The Corporation's derivative instruments used for managing interest rate risk currently comprise swaps converting fixed-rate long-term debt to variable rates and variable-rate loans to fixed rates.
The following table details the effects of fair value hedging on the Consolidated Statements of Comprehensive Income.

	Interest on Medium- and Long-Term Debt
	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2019	2018	2019	2018
Total interest on medium-and long-term debt (a)	$50	$40	$152	$97

Fair value hedging relationships:
Interest rate contracts:
Hedged items	28	21	80	51
Derivatives designated as hedging instruments	(2)	(1)	(1)	(7)
(a) Includes the effects of hedging.
For the impact of cash flow hedging, refer to Note 8.
The following table summarizes the expected weighted average remaining maturity of the notional amount of risk management interest rate swaps, the carrying amount of the related hedged items and the weighted average interest rates associated with amounts expected to be received or paid on interest rate swap agreements as of September 30, 2019 and December 31, 2018.

			Weighted Average
(dollar amounts in millions)	Derivative Notional Amount	Carrying Value of Hedged Items (a)	Remaining Maturity (in years)	Receive Rate	Pay Rate (b)
September 30, 2019
Swaps - cash flow - receive fixed/pay floating rate
Variable rate loans	$3,800		3.3	2.04	2.07
Swaps - fair value - receive fixed/pay floating rate
Medium- and long-term debt	3,325	$3,511	4.8	3.44	3.09
December 31, 2018
Swaps - fair value - receive fixed/pay floating rate
Medium- and long-term debt	2,625	2,663	3.9	3.40	3.45

(a)
Included $189 million and $49 million of cumulative hedging adjustments to fair value hedges at September 30, 2019 and December 31, 2018, respectively, which included $7 million and $8 million, respectively, of hedging adjustment on a discontinued hedging relationship.

(b)	Variable rates paid on receive fixed swaps designated as fair value and cash flow hedges are based on one- and six-month LIBOR rates in effect at September 30, 2019 and December 31, 2018.
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
For customer-initiated foreign exchange contracts where offsetting positions have not been taken, the Corporation manages the remaining inherent market risk through individual foreign currency position limits and aggregate value-at-risk limits. These limits are established annually and reviewed quarterly. For those customer-initiated derivative contracts which were not offset or where the Corporation holds a position within the limits described above, the Corporation recognized no net gains or losses in other noninterest income in the Consolidated Statements of Comprehensive Income for both the three- and nine-month periods ended September 30, 2019 and 2018.

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

		Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	Location of Gain	2019	2018	2019	2018
Interest rate contracts	Other noninterest income	$4	$9	$16	$20
Energy contracts	Other noninterest income	1	1	4	1
Foreign exchange contracts	Foreign exchange income	11	11	33	35
Total		$16	$21	$53	$56
Credit-Related Financial Instruments
The Corporation issues off-balance sheet financial instruments in connection with commercial and consumer lending activities. The Corporation’s credit risk associated with these instruments is represented by the contractual amounts indicated in the following table.

(in millions)	September 30, 2019	December 31, 2018
Unused commitments to extend credit:
Commercial and other	$23,280	$24,266
Bankcard, revolving check credit and home equity loan commitments	3,156	3,001
Total unused commitments to extend credit	$26,436	$27,267
Standby letters of credit	$3,281	$3,244
Commercial letters of credit	17	39

The Corporation maintains an allowance to cover probable credit losses inherent in lending-related commitments, including unused commitments to extend credit, letters of credit and financial guarantees. The allowance for credit losses on lending-related commitments, included in accrued expenses and other liabilities on the Consolidated Balance Sheets, was $29 million and $30 million at September 30, 2019 and December 31, 2018, respectively.
Unused Commitments to Extend Credit
Commitments to extend credit are legally binding agreements to lend to a customer, provided there is no violation of any condition established in the contract. These commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many commitments expire without being drawn upon, the total contractual amount of commitments does not necessarily represent future cash requirements of the Corporation. Commercial and other unused commitments are primarily variable rate commitments. The allowance for credit losses on lending-related commitments included $23 million at September 30, 2019 and $24 million at December 31, 2018 for probable credit losses inherent in the Corporation’s unused commitments to extend credit.
Standby and Commercial Letters of Credit
Standby letters of credit represent conditional obligations of the Corporation which guarantee the performance of a customer to a third party. Standby letters of credit are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing and similar transactions. Commercial letters of credit are issued to finance foreign or domestic trade transactions. These contracts expire in decreasing amounts through the year 2028. The Corporation may enter into participation arrangements with third parties that effectively reduce the maximum amount of future payments which may be required under standby and commercial letters of credit. These risk participations covered $164 million and $136 million, respectively, of the $3.3 billion standby and commercial letters of credit outstanding at September 30, 2019 and December 31, 2018.
The carrying value of the Corporation’s standby and commercial letters of credit, included in accrued expenses and other liabilities on the Consolidated Balance Sheets, totaled $33 million at September 30, 2019, including $27 million in deferred fees and $6 million in the allowance for credit losses on lending-related commitments. At December 31, 2018, the comparable amounts were $34 million, $28 million and $6 million, respectively.
The following table presents a summary of criticized standby and commercial letters of credit at September 30, 2019 and December 31, 2018. The Corporation's criticized list is generally consistent with the Special Mention, Substandard and Doubtful categories defined by regulatory authorities. The Corporation manages credit risk through underwriting, periodically reviewing and approving its credit exposures using Board committee approved credit policies and guidelines.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

(dollar amounts in millions)	September 30, 2019	December 31, 2018
Total criticized standby and commercial letters of credit	$45	$49
As a percentage of total outstanding standby and commercial letters of credit	1.4%	1.5%
Other Credit-Related Financial Instruments
The Corporation enters into credit risk participation agreements, under which the Corporation assumes credit exposure associated with a borrower’s performance related to certain interest rate derivative contracts. The Corporation is not a party to the interest rate derivative contracts and only enters into these credit risk participation agreements in instances in which the Corporation is also a party to the related loan participation agreement for such borrowers. The Corporation manages its credit risk on the credit risk participation agreements by monitoring the creditworthiness of the borrowers, which is based on the normal credit review process had it entered into the derivative instruments directly with the borrower. The notional amount of such credit risk participation agreement reflects the pro-rata share of the derivative instrument, consistent with its share of the related participated loan. As of September 30, 2019 and December 31, 2018, the total notional amount of the credit risk participation agreements was approximately $744 million and $703 million, respectively, and the fair value was insignificant for both periods. The maximum estimated exposure to these agreements, as measured by projecting a maximum value of the guaranteed derivative instruments, assuming 100 percent default by all obligors on the maximum values, was $26 million and $7 million at September 30, 2019 and December 31, 2018, respectively. In the event of default, the lead bank has the ability to liquidate the assets of the borrower, in which case the lead bank would be required to return a percentage of the recouped assets to the participating banks. As of September 30, 2019, the weighted average remaining maturity of outstanding credit risk participation agreements was 3.4 years.
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
The Corporation accounts for its interests in LIHTC entities using the proportional amortization method. Ownership interests in other tax credit entities are accounted for under either the cost or equity method. Exposure to loss as a result of the Corporation's involvement in LIHTC entities and other tax credit entities at September 30, 2019 was limited to $446 million and $6 million, respectively.
Investment balances, including all legally binding commitments to fund future investments, are included in accrued income and other assets on the Consolidated Balance Sheets. A liability is recognized in accrued expenses and other liabilities on the Consolidated Balance Sheets for all legally binding unfunded commitments to fund tax credit entities ($173 million at September 30, 2019). Amortization and other write-downs of LIHTC investments are presented on a net basis as a component of the provision for income taxes on the Consolidated Statements of Comprehensive Income, while amortization and write-downs of other tax credit investments are recorded in other noninterest income. The income tax credits and deductions are recorded as a reduction of income tax expense and a reduction of federal income taxes payable.
The Corporation provided no financial or other support that was not contractually required to any of the above VIEs during the nine months ended September 30, 2019 and 2018.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

The following table summarizes the impact of these tax credit entities on line items on the Corporation’s Consolidated Statements of Comprehensive Income.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2019	2018	2019	2018
Other noninterest income:
Amortization of other tax credit investments	$—	$—	$1	$2
Provision for income taxes:
Amortization of LIHTC investments	16	17	48	48
Low income housing tax credits	(16)	(16)	(46)	(46)
Other tax benefits related to tax credit entities	(3)	(4)	(10)	(11)
Total provision for income taxes	$(3)	$(3)	$(8)	$(9)

For further information on the Corporation’s consolidation policy, see Note 1 to the consolidated financial statements in the Corporation's 2018 Annual Report.
NOTE 7 - MEDIUM- AND LONG-TERM DEBT
Medium- and long-term debt is summarized as follows:

(in millions)	September 30, 2019	December 31, 2018
Parent company
Subordinated notes:
3.80% subordinated notes due 2026 (a)	$269	$250
Medium- and long-term notes:
2.125% notes due 2019 (a)	—	348
3.70% notes due 2023 (a)	892	861
4.00% notes due 2029 (a)	603	—
Total medium- and long-term notes	1,495	1,209
Total parent company	1,764	1,459
Subsidiaries
Subordinated notes:
4.00% subordinated notes due 2025 (a)	365	343
7.875% subordinated notes due 2026 (a)	207	198
Total subordinated notes	572	541
Medium- and long-term notes:
2.50% notes due 2020 (a)	672	663
2.50% notes due 2024 (a)	503	—
Total medium- and long-term notes	1,175	663
Federal Home Loan Bank (FHLB) advances:
Floating-rate based on FHLB auction rate due 2026	2,800	2,800
Floating-rate based on FHLB auction rate due 2028	1,000	1,000
Total FHLB advances	3,800	3,800
Total subsidiaries	5,547	5,004
Total medium- and long-term debt	$7,311	$6,463

(a)
The fixed interest rates on these notes have been swapped to a variable rate and designated in a hedging relationship. Accordingly, carrying value has been adjusted to reflect the change in the fair value of the debt as a result of changes in the benchmark rate.

Subordinated notes with remaining maturities greater than one year qualify as Tier 2 capital.
Comerica Bank (the Bank), a wholly-owned subsidiary of the Corporation, is a member of the FHLB, which provides short- and long-term funding to its members through advances collateralized by real estate-related assets. The interest rate on the FHLB advances resets between four and eight weeks, based on the FHLB auction rate. At September 30, 2019, the weighted-average rate on the FHLB advances was 2.21%. Each note may be prepaid in full, without penalty, at each scheduled reset date. Borrowing capacity is contingent on the amount of collateral available to be pledged to the FHLB. At September 30, 2019, $17.2 billion of real estate-related loans were pledged to the FHLB as collateral for current and potential future borrowings of approximately $5.1 billion.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

The Corporation issued $350 million of 4.00% senior notes maturing in 2029, swapped to a floating rate at 30-day LIBOR plus 129 basis points in the first quarter 2019 and issued an additional $200 million of 4.00% senior notes maturing in 2029 in third quarter 2019, swapped to a floating rate at 30-day LIBOR plus 123 basis points. These notes were consolidated under a single series with an aggregate principal amount of $550 million.
Also in third quarter 2019, the Bank issued $500 million of 2.50% medium-term notes due in 2024, swapped to a floating rate based on 30-day LIBOR plus 84 basis points.
Unamortized debt issuance costs deducted from the carrying amount of medium- and long-term debt totaled $13 million at September 30, 2019 and $8 million at December 31, 2018.
NOTE 8 - ACCUMULATED OTHER COMPREHENSIVE LOSS
The following table presents a reconciliation of the changes in the components of accumulated other comprehensive loss and details the components of other comprehensive income (loss) for the nine months ended September 30, 2019 and 2018, including the amount of income tax expense (benefit) allocated to each component of other comprehensive income (loss).

	Nine Months Ended September 30,
(in millions)	2019	2018
Accumulated net unrealized gains (losses) on investment securities:
Balance at beginning of period, net of tax	$(138)	$(101)

Cumulative effect of change in accounting principle	—	1

Net unrealized holding gains (losses) arising during the period	267	(254)
Less: Provision (benefit) for income taxes	62	(59)
Net unrealized holding gains (losses) arising during the period, net of tax	205	(195)
Less:
Net realized losses included in net securities losses	(8)	(20)
Less: Benefit for income taxes	(2)	(5)
Reclassification adjustment for net securities losses included in net income, net of tax	(6)	(15)
Change in net unrealized gains (losses) on investment securities, net of tax	211	(180)
Balance at end of period, net of tax	$73	$(280)

Accumulated net gains on cash flow hedges:
Balance at beginning of period, net of tax	$—	$—

Net cash flow hedge gains arising during the period	69	—
Less: Provision for income taxes	16	—
Change in net cash flow hedge gains arising during the period, net of tax	53	—
Less:
Net cash flow hedge losses included in interest and fees on loans	(1)	—
Change in net cash flow hedge gains, net of tax	54	—
Balance at end of period, net of tax (a)	$54	$—

Accumulated defined benefit pension and other postretirement plans adjustment:
Balance at beginning of period, net of tax	$(471)	$(350)

Amortization of actuarial net loss	30	45
Amortization of prior service credit	(20)	(20)
Amounts recognized in other noninterest expense	10	25
Less: Provision for income taxes	2	6
Change in defined benefit pension and other postretirement plans adjustment, net of tax	8	19
Balance at end of period, net of tax	$(463)	$(331)
Total accumulated other comprehensive loss at end of period, net of tax	$(336)	$(611)
(a) The Corporation expects to reclassify $12 million of net gains, net of tax, from accumulated other comprehensive loss to earnings over the next twelve months if interest yield curves and notional amounts remain at September 30, 2019 levels.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

NOTE 9 - NET INCOME PER SHARE
Basic and diluted net income per share are presented in the following table.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except per share data)	2019	2018	2019	2018
Basic and diluted
Net income	$292	$318	$929	$925
Less: Income allocated to participating securities	2	2	5	6
Net income attributable to shares	$290	$316	$924	$919

Basic average shares	147	167	152	170

Basic net income per share	$1.98	$1.89	$6.08	$5.41

Basic average shares	147	167	152	170
Dilutive stock equivalents:
Net effect of the assumed exercise of stock options	1	2	2	2
Net effect of the assumed exercise of warrants	—	1	—	1
Diluted average shares	148	170	154	173

Diluted net income per share	$1.96	$1.86	$6.02	$5.32

The following average shares related to outstanding options to purchase shares of stock were not included in the computation of diluted net income per share because the options were anti-dilutive for the period.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Average outstanding options	814,044	—	570,433	—
Range of exercise prices	$67.53 - $95.25	—	$67.53 - $95.25	—

NOTE 10 - EMPLOYEE BENEFIT PLANS
Net periodic defined benefit cost (credit) is comprised of service cost and other components of net benefit cost (credit). Service costs are included in salaries and benefits expense and other components of net benefit cost (credit) are included in other noninterest expenses on the Consolidated Statements of Comprehensive Income. For further information on the Corporation's employee benefit plans, refer to Note 17 to the consolidated financial statements in the Corporation's 2018 Annual Report.
The components of net periodic benefit cost (credit) for the Corporation's qualified pension plan, non-qualified pension plan and postretirement benefit plan are as follows.

Qualified Defined Benefit Pension Plan	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2019	2018	2019	2018
Service cost	$8	$7	$23	$22

Other components of net benefit credit:
Interest cost	20	19	60	56
Expected return on plan assets	(41)	(41)	(124)	(123)
Amortization of prior service credit	(5)	(5)	(14)	(14)
Amortization of net loss	8	13	25	38
Total other components of net benefit credit	(18)	(14)	(53)	(43)
Net periodic defined benefit credit	$(10)	$(7)	$(30)	$(21)

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

Non-Qualified Defined Benefit Pension Plan	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2019	2018	2019	2018
Service cost	$—	$—	$2	$1

Other components of net benefit cost:
Interest cost	3	2	7	6
Amortization of prior service credit	(2)	(1)	(6)	(6)
Amortization of net loss	1	2	5	7
Total other components of net benefit cost	2	3	6	7
Net periodic defined benefit cost	$2	$3	$8	$8

Postretirement Benefit Plan	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2019	2018	2019	2018
Other components of net benefit credit:
Interest cost	$—	$—	$1	$1
Expected return on plan assets	(1)	—	(2)	(2)
Net periodic defined benefit credit	$(1)	$—	$(1)	$(1)

NOTE 11 - INCOME TAXES AND TAX-RELATED ITEMS
At September 30, 2019, net unrecognized tax benefits were $16 million, compared to $14 million at December 31, 2018. The Corporation anticipates it is reasonably possible settlements with tax authorities will result in a $1 million decrease in net unrecognized tax benefits within the next twelve months. The liability for tax-related interest and penalties included in accrued expenses and other liabilities was $8 million and $7 million on September 30, 2019 and December 31, 2018, respectively.
Net deferred tax assets were $92 million at September 30, 2019, compared to $166 million at December 31, 2018. The $74 million decrease in net deferred tax assets resulted primarily from a decrease in deferred tax assets, due to a decrease in unrealized losses on investment securities, and an increase in deferred tax liabilities arising from cash flow hedges used to manage interest rate risk. Included in deferred tax assets at both September 30, 2019 and December 31, 2018 were $4 million of state net operating loss carryforwards, which expire between 2019 and 2028. The Corporation believes it is more likely than not that the benefit from certain of these state net operating loss carryforwards will not be realized and, accordingly, maintained a valuation allowance of $3 million at both September 30, 2019 and December 31, 2018.
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
NOTE 12 - CONTINGENT LIABILITIES
Legal Proceedings
As previously reported in the Corporation's Form 10-K for the year ended December 31, 2018 and Forms 10-Q for the periods ended March 31, 2019 and June 30, 2019, the Bank was named in November 2011 as a third-party defendant in Butte Local Development v. Masters Group v. Comerica Bank (the case), for lender liability. The case was tried in January 2014, in the Montana Second District Judicial Court for Silver Bow County in Butte, Montana. On January 17, 2014, a jury awarded Masters $52 million against the Bank. On July 1, 2015, after an appeal filed by the Corporation, the Montana Supreme Court reversed the judgment against the Corporation and remanded the case for a new trial with instructions that Michigan contract law should apply and dismissing all other claims. The case was retried in the same district court, without a jury, in January 2017, and the Corporation awaits a ruling. Management believes current reserves related to this case are adequate in the event of a negative outcome.
The Corporation and certain of its subsidiaries are subject to various other pending or threatened legal proceedings arising out of the normal course of business or operations. The Corporation believes it has meritorious defenses to the claims asserted against it in its other currently outstanding legal proceedings and, with respect to such legal proceedings, intends to continue to defend itself vigorously, litigating or settling cases according to management’s judgment as to what is in the best interests of the

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

Corporation and its shareholders. Settlement may result from the Corporation's determination that it may be more prudent financially to settle, rather than litigate, and should not be regarded as an admission of liability. On at least a quarterly basis, the Corporation assesses its potential liabilities and contingencies in connection with outstanding legal proceedings utilizing the latest information available. On a case-by-case basis, reserves are established for those legal claims for which it is probable that a loss will be incurred either as a result of a settlement or judgment, and the amount of such loss can be reasonably estimated. The actual costs of resolving these claims may be substantially higher or lower than the amounts reserved. Based on current knowledge, and after consultation with legal counsel, management believes current reserves are adequate, and the amount of any incremental liability arising from these matters is not expected to have a material adverse effect on the Corporation’s consolidated financial condition, results of operations or cash flows. Legal fees of $5 million and $4 million were included in other noninterest expenses for the three-month periods ended September 30, 2019 and 2018, respectively, and $10 million and $11 million for the nine-month periods ended September 30, 2019 and 2018, respectively.
For matters where a loss is not probable, the Corporation has not established legal reserves. The Corporation believes the estimate of the aggregate range of reasonably possible losses, in excess of reserves established, for all legal proceedings in which it is involved is from zero to approximately $35 million at September 30, 2019. This estimated aggregate range of reasonably possible losses is based upon currently available information for those proceedings in which the Corporation is involved, taking into account the Corporation’s best estimate of such losses for those cases for which such estimate can be made. For certain cases, the Corporation does not believe an estimate can currently be made. The Corporation’s estimate involves significant judgment, given the varying stages of the proceedings (including the fact many are currently in preliminary stages), the existence in certain proceedings of multiple defendants (including the Corporation) whose share of liability has yet to be determined, the numerous yet-unresolved issues in many of the proceedings (including issues regarding class certification and the scope of many of the claims) and the attendant uncertainty of the various potential outcomes of such proceedings. Accordingly, the Corporation’s estimate will change from time to time, and actual losses may be more or less than the current estimate.
In the event of unexpected future developments, it is possible the ultimate resolution of these matters, if unfavorable, may be material to the Corporation's consolidated financial condition, results of operations or cash flows.
For information regarding income tax contingencies, refer to Note 11.
NOTE 13 - BUSINESS SEGMENT INFORMATION
The Corporation has strategically aligned its operations into three major business segments: the Business Bank, the Retail Bank and Wealth Management. These business segments are differentiated based on the type of customer and the related products and services provided. In addition to the three major business segments, the Finance Division is also reported as a segment. Business segment results are produced by the Corporation’s internal management accounting system. This system measures financial results based on the internal business unit structure of the Corporation. The performance of the business segments is not comparable with the Corporation's consolidated results and is not necessarily comparable with similar information for any other financial institution. Additionally, because of the interrelationships of the various segments, the information presented is not indicative of how the segments would perform if they operated as independent entities. The management accounting system assigns balance sheet and income statement items to each business segment using certain methodologies, which are regularly reviewed and refined. From time to time, the Corporation may make reclassifications among the segments to more appropriately reflect management's current view of the segments, and methodologies may be modified as the management accounting system is enhanced and changes occur in the organizational structure and/or product lines. For comparability purposes, amounts in all periods are based on business unit structure and methodologies in effect at September 30, 2019.
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
Business segment financial results are as follows:

	Business Bank	Retail Bank	Wealth Management	Finance	Other		Total
(dollar amounts in millions)
Three Months Ended September 30, 2019
Earnings summary:
Net interest income (expense)	$420	$142	$47	$(38)	$15		$586
Provision for credit losses	39	(2)	(3)	—	1		35
Noninterest income	140	31	69	12	4		256
Noninterest expenses	199	149	69	(1)	19		435
Provision (benefit) for income taxes	74	5	12	(8)	(3)	(a)	80
Net income (loss)	$248	$21	$38	$(17)	$2		$292
Net credit-related charge-offs (recoveries)	$43	$1	$(2)	$—	$—		$42

Selected average balances:
Assets	$45,459	$2,871	$5,032	$14,392	$3,982		$71,736
Loans	43,889	2,114	4,884	—	—		50,887
Deposits	28,917	20,761	3,775	2,049	214		55,716

Statistical data:
Return on average assets (b)	2.17%	0.39%	3.01%	n/m	n/m		1.61%
Efficiency ratio (c)	35.62	84.54	59.79	n/m	n/m		51.54

Three Months Ended September 30, 2018
Earnings summary:
Net interest income (expense)	$414	$140	$46	$(16)	$15		$599
Provision for credit losses	—	1	1	—	(2)		—
Noninterest income	137	35	66	(7)	3		234
Noninterest expenses	211	153	72	(1)	17		452
Provision (benefit) for income taxes	76	5	10	(8)	(20)	(a)	63
Net income (loss)	$264	$16	$29	$(14)	$23		$318
Net credit-related charge-offs	$14	$—	$1	$—	$—		$15

Selected average balances:
Assets	$43,165	$2,621	$5,068	$13,696	$6,660		$71,210
Loans	41,591	2,057	4,936	—	—		48,584
Deposits	30,286	20,765	3,988	929	125		56,093

Statistical data:
Return on average assets (b)	2.43%	0.31%	2.28%	n/m	n/m		1.77%
Efficiency ratio (c)	38.24	86.96	63.93	n/m	n/m		52.93

(a)	Included discrete tax benefits of $5 million and $23 million for the three months ended September 30, 2019 and 2018, respectively.

(b)	Return on average assets is calculated based on the greater of average assets or average liabilities and attributed equity.

(c)
Noninterest expenses as a percentage of the sum of net interest income and noninterest income excluding net gains (losses) from securities and a derivative contract tied to the conversion rate of Visa Class B shares.

n/m – not meaningful

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

(dollar amounts in millions)	Business Bank	Retail Bank	Wealth Management	Finance	Other		Total
Nine Months Ended September 30, 2019
Earnings summary:
Net interest income (expense)	$1,252	$434	$140	$(77)	$46		$1,795
Provision for credit losses	85	(5)	(13)	—	(1)		66
Noninterest income	412	95	201	30	6		744
Noninterest expenses	592	441	208	(1)	52		1,292
Provision (benefit) for income taxes	227	21	35	(16)	(15)	(a)	252
Net income (loss)	$760	$72	$111	$(30)	$16		$929
Net credit-related charge-offs (recoveries)	$90	$1	$(5)	$—	$—		$86

Selected average balances:
Assets	$44,902	$2,841	$5,092	$14,184	$3,908		$70,927
Loans	43,456	2,108	4,950	—	—		50,514
Deposits	28,545	20,628	3,772	1,788	176		54,909

Statistical data:
Return on average assets (b)	2.26%	0.46%	2.92%	n/m	n/m		1.75%
Efficiency ratio (c)	35.61	82.70	61.04	n/m	n/m		50.66

Nine Months Ended September 30, 2018
Earnings summary:
Net interest income (expense)	$1,200	$402	$133	$(37)	$40		$1,738
Provision for credit losses	(9)	(2)	(2)	—	(4)		(17)
Noninterest income	403	100	201	16	6		726
Noninterest expenses	635	450	218	(3)	46		1,346
Provision (benefit) for income taxes	222	12	29	(13)	(40)	(a)	210
Net income (loss)	$755	$42	$89	$(5)	$44		$925
Net credit-related charge-offs	$40	$—	$—	$—	$—		$40

Selected average balances:
Assets	$43,205	$2,629	$5,233	$13,736	$5,886		$70,689
Loans	41,580	2,062	5,102	—	—		48,744
Deposits	30,168	20,888	3,879	949	120		56,004

Statistical data:
Return on average assets (b)	2.34%	0.26%	2.26%	n/m	n/m		1.75%
Efficiency ratio (c)	39.59	89.03	65.51	n/m	n/m		54.12

(a)	Included discrete tax benefits of $16 million and $48 million for the nine months ended September 30, 2019 and 2018, respectively.

(b)	Return on average assets is calculated based on the greater of average assets or average liabilities and attributed equity.

(c)
Noninterest expenses as a percentage of the sum of net interest income and noninterest income excluding gains (losses) from securities and a derivative contract tied to the conversion rate of Visa Class B shares.

n/m – not meaningful
The Corporation operates in three primary markets - Texas, California, and Michigan as well as in Arizona and Florida, with select businesses operating in several other states and in Canada and Mexico. The Corporation produces market segment results for the Corporation’s three primary geographic markets as well as Other Markets. Other Markets includes Florida, Arizona, the International Finance division and businesses with a national perspective. The Finance & Other category includes the Finance segment and the Other category as previously described. Market segment results are provided as supplemental information to the business segment results and may not meet all operating segment criteria as set forth in GAAP. For comparability purposes, amounts in all periods are based on market segments and methodologies in effect at September 30, 2019.
A discussion of the financial results and the factors impacting performance can be found in the section entitled "Market Segments" in the financial review.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

Market segment financial results are as follows:

	Michigan	California	Texas	Other Markets	Finance & Other		Total
(dollar amounts in millions)
Three Months Ended September 30, 2019
Earnings summary:
Net interest income (expense)	$185	$203	$125	$96	$(23)		$586
Provision for credit losses	(1)	(6)	50	(9)	1		35
Noninterest income	74	41	31	94	16		256
Noninterest expenses	139	102	86	90	18		435
Provision (benefit) for income taxes	27	37	5	22	(11)	(a)	80
Net income (loss)	$94	$111	$15	$87	$(15)		$292
Net credit-related charge-offs (recoveries)	$6	$5	$34	$(3)	$—		$42

Selected average balances:
Assets	$13,213	$18,726	$11,462	$9,961	$18,374		$71,736
Loans	12,554	18,393	10,805	9,135	—		50,887
Deposits	20,164	16,725	8,705	7,859	2,263		55,716

Statistical data:
Return on average assets (b)	1.78%	2.37%	0.48%	3.47%	n/m		1.61%
Efficiency ratio (c)	53.31	41.64	55.57	47.19	n/m		51.54

Three Months Ended September 30, 2018
Earnings summary:
Net interest income (expense)	$185	$200	$120	$95	$(1)		$599
Provision for credit losses	4	3	(9)	4	(2)		—
Noninterest income	76	43	33	86	(4)		234
Noninterest expenses	144	106	89	97	16		452
Provision (benefit) for income taxes	25	34	16	16	(28)	(a)	63
Net income	$88	$100	$57	$64	$9		$318
Net credit-related charge-offs (recoveries)	$8	$5	$3	$(1)	$—		$15

Selected average balances:
Assets	$13,055	$18,349	$10,263	$9,187	$20,356		$71,210
Loans	12,424	18,074	9,694	8,392	—		48,584
Deposits	20,720	16,894	8,902	8,523	1,054		56,093

Statistical data:
Return on average assets (b)	1.63%	2.18%	2.18%	2.74%	n/m		1.77%
Efficiency ratio (c)	54.96	43.10	58.06	54.02	n/m		52.93

(a)	Included discrete tax benefits of $5 million and $23 million for the three months ended September 30, 2019 and 2018, respectively.

(b)	Return on average assets is calculated based on the greater of average assets or average liabilities and attributed equity.

(c)
Noninterest expenses as a percentage of the sum of net interest income and noninterest income excluding net gains (losses) from securities and a derivative contract tied to the conversion rate of Visa Class B shares.

n/m – not meaningful

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

(dollar amounts in millions)	Michigan	California	Texas	Other Markets	Finance & Other		Total
Nine Months Ended September 30, 2019
Earnings summary:
Net interest income (expense)	$557	$616	$372	$281	$(31)		$1,795
Provision for credit losses	(6)	(11)	88	(4)	(1)		66
Noninterest income	218	121	97	272	36		744
Noninterest expenses	412	301	255	273	51		1,292
Provision (benefit) for income taxes	83	113	30	57	(31)	(a)	252
Net income (loss)	$286	$334	$96	$227	$(14)		$929
Net credit-related charge-offs (recoveries)	$10	$9	$73	$(6)	$—		$86

Selected average balances:
Assets	$13,176	$19,000	$11,240	$9,419	$18,092		$70,927
Loans	12,605	18,695	10,586	8,628	—		50,514
Deposits	19,959	16,433	8,690	7,863	1,964		54,909

Statistical data:
Return on average assets (b)	1.85%	2.36%	1.13%	3.23%	n/m		1.75%
Efficiency ratio (c)	53.00	40.82	54.35	49.33	n/m		50.66

Nine Months Ended September 30, 2018
Earnings summary:
Net interest income	$540	$582	$353	$260	$3		$1,738
Provision for credit losses	38	(8)	(37)	(6)	(4)		(17)
Noninterest income	222	124	94	264	22		726
Noninterest expenses	432	316	273	282	43		1,346
Provision (benefit) for income taxes	67	101	48	47	(53)	(a)	210
Net income	$225	$297	$163	$201	$39		$925
Net credit-related charge-offs	$7	$18	$11	$4	$—		$40

Selected average balances:
Assets	$13,291	$18,542	$10,352	$8,882	$19,622		$70,689
Loans	12,556	18,284	9,789	8,115	—		48,744
Deposits	20,947	16,875	9,016	8,097	1,069		56,004

Statistical data:
Return on average assets (b)	1.39%	2.14%	2.10%	3.03%	n/m		1.75%
Efficiency ratio (c)	56.50	44.76	60.92	53.91	n/m		54.12

(a)	Included discrete tax benefits of $16 million and $48 million for the nine months ended September 30, 2019 and 2018, respectively.

(b)	Return on average assets is calculated based on the greater of average assets or average liabilities and attributed equity.

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

	Business Bank	Retail Bank	Wealth Management	Finance & Other	Total
(in millions)
Three Months Ended September 30, 2019
Revenue from contracts with customers:
Card fees	$55	$11	$1	$—	$67
Service charges on deposit accounts	32	18	1	—	51
Fiduciary income	—	—	53	—	53
Commercial loan servicing fees (a)	5	—	—	—	5
Brokerage fees	—	—	7	—	7
Other noninterest income (b)	1	1	5	—	7
Total revenue from contracts with customers	93	30	67	—	190
Other sources of noninterest income	47	1	2	16	66
Total noninterest income	$140	$31	$69	$16	$256

Three Months Ended September 30, 2018
Revenue from contracts with customers:
Card fees	$50	$10	$1	$—	$61
Service charges on deposit accounts	34	18	1	—	53
Fiduciary income	—	—	51	—	51
Commercial loan servicing fees (a)	5	—	—	—	5
Brokerage fees	—	—	7	—	7
Other noninterest income (b)	3	6	4	—	13
Total revenue from contracts with customers	92	34	64	—	190
Other sources of noninterest income	45	1	2	(4)	44
Total noninterest income	$137	$35	$66	$(4)	$234

Nine Months Ended September 30, 2019
Revenue from contracts with customers:
Card fees	$162	$30	$3	$—	$195
Service charges on deposit accounts	98	52	3	—	153
Fiduciary income	—	—	154	—	154
Commercial loan servicing fees (a)	13	—	—	—	13
Brokerage fees	—	—	21	—	21
Other noninterest income (b)	5	8	14	—	27
Total revenue from contracts with customers	278	90	195	—	563
Other sources of noninterest income	134	5	6	36	181
Total noninterest income	$412	$95	$201	$36	$744

Nine Months Ended September 30, 2018
Revenue from contracts with customers:
Card fees	$149	$28	$3	$—	$180
Service charges on deposit accounts	102	54	4	—	160
Fiduciary income	—	—	155	—	155
Commercial loan servicing fees (a)	14	—	—	—	14
Brokerage fees	—	—	20	—	20
Other noninterest income (b)	9	13	12	—	34
Total revenue from contracts with customers	274	95	194	—	563
Other sources of noninterest income	129	5	7	22	163
Total noninterest income	$403	$100	$201	$22	$726

(a)	Included in commercial lending fees on the Consolidated Statements of Comprehensive Income.

(b)	Excludes derivative, warrant and other miscellaneous income.
Adjustments to revenue during the three- and nine-month periods ended September 30, 2019 and 2018 for refunds or credits relating to prior periods were not significant.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

Revenue from contracts with customers did not generate significant contract assets and liabilities.
NOTE 15 - LEASES
As a lessee, the Corporation has entered into operating leases for the majority of its real estate locations, primarily retail and office space. Total lease expenses were $20 million, including $16 million of operating lease expense and $4 million of variable lease expense, for the three months ended September 30, 2019 and $58 million, including $47 million of operating lease expense and $11 million of variable lease expense, for the nine months ended September 30, 2019.
At September 30, 2019, the Corporation's ROU assets and operating lease liabilities were $320 million and $358 million, respectively. The weighted average lease term for the lease liabilities was 9 years, and the weighted average discount rate of remaining payments was 3.82 percent. Lease liabilities from new ROU assets obtained during the nine months ended September 30, 2019 totaled $35 million. Cash paid on operating lease liabilities was $17 million and $50 million for the three and nine months ended September 30, 2019, respectively.
As of September 30, 2019, the contractual maturities of operating lease liabilities were as follows:

(in millions)
Years Ending December 31
2019 (a)	$10
2020	64
2021	59
2022	50
2023	44
Thereafter	204
Total contractual maturities	431
Less imputed interest	(73)
Total operating lease liabilities	$358

(a)	Contractual maturities for the three months remaining in 2019.
As a lessor, the Corporation leases certain types of manufacturing and warehouse equipment as well as public and private transportation vehicles to its customers. The Corporation recognized lease-related revenue, primarily interest income from sales-type and direct financing leases of $4 million and $10 million for the three and nine months ended September 30, 2019, respectively. At September 30, 2019, the Corporation's net investment in sales-type and direct financing leases was $361 million.
As of September 30, 2019, the contractual maturities of sales-type and direct financing lease receivables were as follows:

(in millions)
Years Ending December 31
2019 (a)	$18
2020	63
2021	52
2022	88
2023	39
Thereafter	58
Total lease payments receivable	318
Unguaranteed residual values	64
Less deferred interest income	(21)
Total lease receivables (b)	$361

(a)	Contractual maturities for the three months remaining in 2019.

(b)	Excludes net investment in leveraged leases of $217 million.

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

RESULTS OF OPERATIONS
Net income for the three months ended September 30, 2019 was $292 million, a decrease of $26 million compared to $318 million for the three months ended September 30, 2018. The decrease in net income reflected an increase in the provision for credit losses, a significant decline in discrete tax benefits and lower net interest income, partially offset by a securities repositioning loss and restructuring charges in third quarter 2018. For the nine months ended September 30, 2019, net income was $929 million, an increase of $4 million compared to $925 million for the nine months ended September 30, 2018. The increase in net income reflected increases in net interest income and noninterest income, and lower expenses in part due to restructuring charges in 2018, partially offset by an increase in the provision for credit losses and a significant decline in discrete tax benefits.
Net income per diluted common share was $1.96 and $1.86 for the three months ended September 30, 2019 and 2018, respectively, an increase of 10 cents per diluted share. For the nine months ended September 30, 2019, net income per diluted common share was $6.02, an increase of 70 cents per diluted share compared to $5.32 for the nine months ended September 30, 2018. Net income per diluted share benefited from the decrease in shares outstanding due to repurchases in 2019.
The following table lists certain items impacting net income and earnings per share for the three- and nine-month periods ended September 30, 2019 and 2018.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2019		2018		2019		2018
(in millions, except per share data)	Amount	Per Share	Amount	Per Share	Amount	Per Share	Amount	Per Share
Securities repositioning loss, net of tax (a)	$—	$—	$(15)	$(0.09)	$6	$(0.04)	$15	$0.09
Restructuring charges, net of tax	—	—	(9)	(0.05)	—	—	(30)	(0.17)
Discrete tax items (b)	5	0.03	23	0.14	16	0.10	48	0.28

(a)	Losses incurred on the sale of treasury securities that were replaced by higher-yielding securities.

(b)
Primarily tax benefits from adjustments to state tax filings in the third quarter 2019 and tax capitalization and recovery positions on fixed assets and software in the third quarter 2018, as well as from employee stock transactions.

Fourth Quarter 2019 Outlook
For the fourth quarter 2019 compared to third quarter 2019, management expects the following:

•
Average loans stable, reflecting growth in several lines of business, including a seasonal increase in National Dealer Services, offset by a decrease in Mortgage Banker Finance due to seasonality and lower refinancing activity.

•	Average deposits stable with continued focus on attracting and retaining relationship-based deposits.

•
Decline in net interest income due to the net impact of lower interest rates of approximately $40 million to $45 million (includes a 25 basis point reduction in the federal funds rate announced on October 30, 2019 with no further reductions included), as well as lower interest recoveries and loan fees from elevated third quarter levels.

•	Provision for credit losses of $25 million to $45 million and net charge-offs to remain low, with continued solid credit quality.

•	Noninterest income relatively stable, excluding the impact of deferred compensation asset returns, with higher syndication fees and fiduciary income in third quarter 2019 that are unlikely to repeat.

•	Noninterest expenses modestly higher, reflecting higher outside processing expenses, technology expenditures as well as seasonal and inflationary pressures.

•	Income tax expense to be approximately 23 percent of pre-tax income.

•	Common equity Tier 1 capital ratio target of approximately 10 percent with continued active capital management.
Full-Year 2019 Outlook Update
Consistent with the fourth quarter outlook, management now expects the following for full-year 2019 compared to full-year 2018:

•	Growth in average loans of 4 percent.

•	Decline in average deposits of 1 to 2 percent.

•	Net interest income stable to 1 percent lower (includes the 25 basis point reduction in the federal funds rate announced on October 30, 2019 with no further reductions included).

•	Provision for credit losses of 15 to 20 basis points of total loans.

•	Growth in noninterest income of greater than 2 percent.

•	Stable noninterest expenses excluding 2018 restructuring charges of $53 million.

Three Months Ended September 30, 2019 compared to Three Months Ended September 30, 2018
Analysis of Net Interest Income

	Three Months Ended
	September 30, 2019			September 30, 2018
(dollar amounts in millions)	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Commercial loans	$32,329	$392	4.82%	$30,371	$365	4.74%
Real estate construction loans	3,344	47	5.53	3,198	43	5.38
Commercial mortgage loans	9,264	112	4.82	9,084	110	4.84
Lease financing	578	6	3.83	464	4	3.69
International loans	1,007	13	5.12	1,072	13	4.99
Residential mortgage loans	1,920	18	3.84	1,962	18	3.71
Consumer loans	2,445	31	4.92	2,433	28	4.49
Total loans (a)	50,887	619	4.83	48,584	581	4.74

Mortgage-backed securities	9,408	58	2.45	9,063	54	2.30
Other investment securities	2,795	17	2.45	2,698	12	1.72
Total investment securities	12,203	75	2.45	11,761	66	2.17

Interest-bearing deposits with banks	3,049	16	2.13	5,362	28	2.03
Other short-term investments	146	1	1.28	135	—	1.04
Total earning assets	66,285	711	4.26	65,842	675	4.05

Cash and due from banks	864			1,107
Allowance for loan losses	(673)			(681)
Accrued income and other assets	5,260			4,942
Total assets	$71,736			$71,210

Money market and interest-bearing checking deposits	$23,485	57	0.97	$22,573	32	0.56
Savings deposits	2,155	1	0.04	2,208	1	0.05
Customer certificates of deposit	2,627	8	1.30	2,086	2	0.48
Other time deposits	1,085	7	2.46	8	—	1.86
Foreign office time deposits	13	—	1.45	25	—	1.25
Total interest-bearing deposits	29,365	73	0.99	26,900	35	0.51

Short-term borrowings	268	2	2.33	85	1	1.98
Medium- and long-term debt	7,100	50	2.78	6,153	40	2.61
Total interest-bearing sources	36,733	125	1.34	33,138	76	0.91

Noninterest-bearing deposits	26,351			29,193
Accrued expenses and other liabilities	1,398			1,062
Total shareholders’ equity	7,254			7,817
Total liabilities and shareholders’ equity	$71,736			$71,210

Net interest income/rate spread		$586	2.92		$599	3.14

Impact of net noninterest-bearing sources of funds			0.60			0.45
Net interest margin (as a percentage of average earning assets)			3.52%			3.59%

(a)	Nonaccrual loans are included in average balances reported and in the calculation of average rates.

Rate/Volume Analysis

	Three Months Ended
	September 30, 2019/September 30, 2018
(in millions)	Increase (Decrease) Due to Rate	Increase (Decrease) Due to Volume (a)	Net Increase (Decrease)
Interest Income:
Loans	$11	$27	$38
Investment securities	6	3	9
Interest-bearing deposits with banks	1	(13)	(12)
Other short-term investments	—	1	1
Total interest income	18	18	36

Interest Expense:
Interest-bearing deposits	29	9	38
Short-term borrowings	—	1	1
Medium- and long-term debt	1	9	10
Total interest expense	30	19	49

Net interest income	$(12)	$(1)	$(13)

(a)	Rate/volume variances are allocated to variances due to volume.
Net interest income was $586 million for the third quarter 2019, a decrease of $13 million compared to $599 million for the third quarter 2018. The decrease in net interest income primarily reflected higher deposit costs, the impact of lower Federal Reserve Bank (FRB) deposits (included in interest-bearing deposits with banks) and higher balances in interest-bearing sources, partially offset by higher loan balances and the impact of higher short-term rates on loans and securities. Net interest margin for the three months ended September 30, 2019 decreased 7 basis points to 3.52 percent, from 3.59 percent for the comparable period in 2018, primarily reflecting higher deposit costs and higher balances in interest-bearing sources, partially offset by higher loan balances, the impact of higher short-term rates on loans and securities, as well as a decrease in lower-yielding FRB deposits balances.
Provision for Credit Losses
The provision for credit losses was $35 million for the three months ended September 30, 2019, compared to no provision for the three months ended September 30, 2018. The provision for credit losses includes both the provision for loan losses and the provision for credit losses on lending-related commitments. The provision for loan losses is recorded to maintain the allowance for loan losses at the level deemed appropriate by the Corporation to cover probable credit losses inherent in the portfolio and includes qualitative adjustments for factors that have not been fully accounted for in the quantitative reserve calculations. The provision for credit losses on lending-related commitments is recorded to maintain the allowance for credit losses on lending-related commitments at the level deemed appropriate by the Corporation to cover probable credit losses inherent in lending-related commitments.
The provision for loan losses increased $36 million to $37 million for the three months ended September 30, 2019, compared to $1 million for the three months ended September 30, 2018. The increase in the provision resulted primarily from loan growth and increased Energy reserves. Net loan charge-offs were $42 million for the three months ended September 30, 2019 compared to $15 million for the three months ended September 30, 2018. The increase in net charge-offs was driven by a $34 million increase in Energy, primarily due to continued declines in valuation of select energy assets.
The provision for credit losses on lending-related commitments decreased $1 million to a $2 million benefit for the three months ended September 30, 2019, compared to a benefit of $1 million for the three months ended September 30, 2018. There were no lending-related commitment charge-offs in the three-month periods ended September 30, 2019 and 2018.
An analysis of the allowance for credit losses and nonperforming assets is presented under the "Credit Risk" subheading in the "Risk Management" section of this financial review.

Noninterest Income

	Three Months Ended September 30,
(in millions)	2019	2018
Card fees	$67	$61
Service charges on deposit accounts	51	53
Fiduciary income	53	51
Commercial lending fees	23	21
Foreign exchange income	11	12
Letter of credit fees	10	9
Bank-owned life insurance	11	11
Brokerage fees	7	7
Net securities losses	—	(20)
Other noninterest income (a)	23	29
Total noninterest income	$256	$234

(a)	The table below provides further details on certain categories included in other noninterest income.
Noninterest income increased $22 million to $256 million. Excluding the third quarter 2018 loss of $20 million related to securities repositioning, noninterest income increased $2 million, primarily reflecting increases in card fees, fiduciary income and commercial lending fees, partially offset by decreases in service charges on deposit accounts, customer derivative income and smaller decreases in other categories.
The following table presents certain categories included in other noninterest income on the Consolidated Statements of Comprehensive Income.

	Three Months Ended September 30,
(in millions)	2019	2018
Customer derivative income	$6	$8
Income from principal investing and warrants	3	2
Investment banking fees	2	3
Deferred compensation asset returns (a)	3	3
Securities trading income	1	2
All other noninterest income	8	11
Other noninterest income	$23	$29

(a)
Compensation deferred by the Corporation's officers and directors is invested based on investment selections of the officers and directors. Income earned on these assets is reported in other noninterest income and the offsetting change in deferred compensation plan liabilities is reported in salaries and benefits expense.

Noninterest Expenses

	Three Months Ended September 30,
(in millions)	2019	2018
Salaries and benefits expense	$253	$254
Outside processing fee expense	66	65
Occupancy expense	39	38
Software expense	30	32
Equipment expense	13	12
FDIC insurance expense	6	11
Advertising expense	10	8
Restructuring charges	—	12
Other noninterest expenses	18	20
Total noninterest expenses	$435	$452
Noninterest expenses decreased $17 million to $435 million. Excluding $12 million of restructuring charges in 2018, noninterest expenses decreased $5 million, primarily reflecting a decrease in FDIC insurance expense due to the discontinuance of FDIC surcharges.
Provision for Income Taxes
The provision for income taxes increased $17 million to $80 million. The increase was primarily due to an $18 million decrease in certain discrete tax benefits. Discrete tax benefits were $5 million in third quarter 2019, primarily resulting from state deferred tax adjustments, compared to $23 million in third quarter 2018, resulting from a review of certain tax capitalization and recovery positions.

Nine Months Ended September 30, 2019 compared to Nine Months Ended September 30, 2018
Analysis of Net Interest Income

	Nine Months Ended
	September 30, 2019			September 30, 2018
(dollar amounts in millions)	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Commercial loans	$32,135	$1,191	4.97%	$30,494	$1,037	4.54%
Real estate construction loans	3,301	140	5.67	3,152	120	5.08
Commercial mortgage loans	9,108	342	5.02	9,158	315	4.61
Lease financing	548	14	3.34	462	13	3.85
International loans	1,015	40	5.26	1,017	37	4.88
Residential mortgage loans	1,943	56	3.87	1,988	56	3.76
Consumer loans	2,464	92	4.98	2,473	80	4.32
Total loans (a)	50,514	1,875	4.96	48,744	1,658	4.55

Mortgage-backed securities	9,320	172	2.44	9,109	158	2.25
Other investment securities	2,764	50	2.42	2,714	36	1.72
Total investment securities	12,084	222	2.43	11,823	194	2.13

Interest-bearing deposits with banks	2,866	49	2.29	4,625	63	1.82
Other short-term investments	140	2	1.32	134	—	0.90
Total earning assets	65,604	2,148	4.37	65,326	1,915	3.91

Cash and due from banks	896			1,200
Allowance for loan losses	(668)			(702)
Accrued income and other assets	5,095			4,865
Total assets	$70,927			$70,689

Money market and interest-bearing checking deposits	$23,006	157	0.91	$22,219	72	0.43
Savings deposits	2,164	1	0.04	2,205	1	0.04
Customer certificates of deposit	2,383	19	1.09	2,090	6	0.40
Other time deposits	804	15	2.45	3	—	1.86
Foreign office time deposits	13	—	1.51	30	—	1.17
Total interest-bearing deposits	28,370	192	0.91	26,547	79	0.40

Short-term borrowings	472	9	2.43	59	1	1.81
Medium- and long-term debt	6,837	152	2.97	5,647	97	2.31
Total interest-bearing sources	35,679	353	1.32	32,253	177	0.74

Noninterest-bearing deposits	26,539			29,457
Accrued expenses and other liabilities	1,377			1,072
Total shareholders’ equity	7,332			7,907
Total liabilities and shareholders’ equity	$70,927			$70,689

Net interest income/rate spread		$1,795	3.05		$1,738	3.17

Impact of net noninterest-bearing sources of funds			0.60			0.37
Net interest margin (as a percentage of average earning assets)			3.65%			3.54%

(a)	Nonaccrual loans are included in average balances reported and in the calculation of average rates.

Rate/Volume Analysis

	Nine Months Ended
	September 30, 2019/September 30, 2018
(in millions)	Increase Due to Rate	Increase (Decrease) Due to Volume (a)	Net Increase (Decrease)
Interest Income:
Loans	$153	$64	$217
Investment securities	24	4	28
Interest-bearing deposits with banks	16	(30)	(14)
Other short-term investments	1	1	2
Total interest income	194	39	233

Interest Expense:
Interest-bearing deposits	96	17	113
Short-term borrowings	—	8	8
Medium- and long-term debt	24	31	55
Total interest expense	120	56	176

Net interest income	$74	$(17)	$57

(a)	Rate/volume variances are allocated to variances due to volume.
Net interest income was $1.8 billion for the nine months ended September 30, 2019, an increase of $57 million compared to $1.7 billion for the nine months ended September 30, 2018. The increase in net interest income primarily reflected a net benefit from higher rates and an increase in loan balances, partially offset by lower balances deposited with the FRB (included in interest-bearing deposits with banks) as well as higher balances in interest-bearing sources of funds. The net interest margin for the nine months ended September 30, 2019 increased 11 basis points to 3.65 percent from 3.54 percent for the comparable period in 2018, primarily reflecting the net benefit from higher rates, higher loan balances and a decrease in lower-yielding FRB deposit balances, partially offset by higher balances from interest-bearing sources.
For further discussion of the effects of market rates on net interest income, refer to the "Market and Liquidity Risk" section of this financial review.
Provision for Credit Losses
The provision for credit losses, which includes both the provision for loan losses and the provision for credit losses on lending-related commitments, was $66 million for the nine months ended September 30, 2019, compared to a benefit of $17 million for the nine months ended September 30, 2018. The provision for loan losses was $67 million for the nine months ended September 30, 2019, compared to a benefit of $8 million for the nine months ended September 30, 2018. The increase in the provision primarily reflected an increase in Energy reserves. Net loan charge-offs increased $46 million to $86 million for the nine months ended September 30, 2019, compared to $40 million for the nine months ended September 30, 2018. The increase in net charge-offs was driven by a $61 million increase in Energy.
The provision for credit losses on lending-related commitments increased $8 million to a $1 million benefit for the nine months ended September 30, 2019 compared to a benefit of $9 million for the nine months ended September 30, 2018. The increase primarily reflected the impact of a larger benefit in 2018 driven by a decrease in Energy commitments. There were no lending-related commitment charge-offs for the nine months ended September 30, 2019 and 2018.
An analysis of the allowance for credit losses and nonperforming assets is presented under the "Credit Risk" subheading in the "Risk Management" section of this financial review.

Noninterest Income

	Nine Months Ended September 30,
(in millions)	2019	2018
Card fees	$195	$180
Service charges on deposit accounts	153	160
Fiduciary income	154	155
Commercial lending fees	66	62
Foreign exchange income	33	36
Letter of credit fees	29	30
Bank-owned life insurance	31	29
Brokerage fees	21	20
Net securities losses	(8)	(19)
Other noninterest income (a)	70	73
Total noninterest income	$744	$726

(a)	The table below provides further details on certain categories included in other noninterest income.
Noninterest income increased $18 million to $744 million. Excluding losses of $8 million and $20 million related to securities repositioning in the nine months ended September 30, 2019 and 2018, respectively, noninterest income increased $6 million, primarily reflecting increases in card fees and commercial lending fees, partially offset by a decrease in service charges on deposit accounts.
The following table presents certain categories included in other noninterest income on the Consolidated Statements of Comprehensive Income.

	Nine Months Ended September 30,
(in millions)	2019	2018
Customer derivative income	$19	$18
Income from principal investing and warrants	6	3
Investment banking fees	5	7
Deferred compensation asset returns (a)	5	5
Securities trading income	5	6
All other noninterest income	30	34
Other noninterest income	$70	$73

(a)
Compensation deferred by the Corporation's officers and directors is invested based on investment selections of the officers and directors. Income earned on these assets is reported in other noninterest income and the offsetting change in deferred compensation plan liabilities is reported in salaries and benefits expense.

Noninterest Expenses

	Nine Months Ended September 30,
(in millions)	2019	2018
Salaries and benefits expense	$763	$759
Outside processing fee expense	194	190
Occupancy expense	113	113
Software expense	87	95
Equipment expense	37	34
FDIC insurance expense	17	36
Advertising expense	24	22
Restructuring charges	—	39
Other noninterest expenses	57	58
Total noninterest expenses	$1,292	$1,346
Noninterest expenses decreased $54 million to $1.3 billion. Excluding $39 million of restructuring charges completed in 2018, noninterest expenses decreased $15 million, primarily reflecting decreases in FDIC insurance and software expenses, partially offset by increases in salaries and benefits expense and outside processing fee expense.
Provision for Income Taxes
The provision for income taxes increased $42 million to $252 million, primarily due to a $32 million decrease in discrete tax benefits and an increase in pre-tax income.

STRATEGIC LINES OF BUSINESS
The Corporation has strategically aligned its operations into three major business segments: the Business Bank, the Retail Bank and Wealth Management. These business segments are differentiated based on the type of customer and the related products and services provided. In addition to the three major business segments, the Finance Division is also reported as a segment. The Other category includes items not directly associated with these business segments or the Finance segment. The performance of the business segments is not comparable with the Corporation's consolidated results and is not necessarily comparable with similar information for any other financial institution. Additionally, because of the interrelationships of the various segments, the information presented is not indicative of how the segments would perform if they operated as independent entities. Market segment results are also provided for the Corporation's three primary geographic markets: Michigan, California and Texas. In addition to the three primary geographic markets, Other Markets is also reported as a market segment. Note 13 to the consolidated financial statements describes the business activities of each business segment and presents financial results of these business and market segments for the three- and nine-month periods ended September 30, 2019 and 2018.
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
Net interest income for each segment reflects the interest income generated by earning assets less interest expense on interest-bearing liabilities plus the net impact from associated internal funds transfer pricing (FTP). The FTP methodology allocates credits to each business segment for deposits and other funds provided as well as charges for loans and other assets being funded. FTP crediting rates for deposits and other funds provided reflect the long-term value of deposits and other funding sources based on their implied maturities. FTP charge rates for funding loans and other assets reflect a matched cost of funds based on the pricing and duration characteristics of the assets. Therefore, net interest income for each segment primarily reflects the volume and associated FTP impacts of loan and deposit levels. As overall market rates increased, business segments, particularly those focused on generating deposits, benefited from higher FTP crediting rates on deposits in the nine months ended September 30, 2019 compared to the same period in the prior year. Similarly, FTP charges for funding loans increased in the nine months ended September 30, 2019, compared to the same period in the prior year. Effective January 1, 2019, the Corporation prospectively discontinued allocating an additional FTP charge for the cost of maintaining liquid assets to support potential draws on unfunded loan commitments.
The following sections present a summary of the performance of each of the Corporation's business and market segments for the nine months ended September 30, 2019 compared to the same period in the prior year.
Business Segments
The following table presents net income (loss) by business segment.

	Nine Months Ended September 30,
(dollar amounts in millions)	2019		2018
Business Bank	$760	80%	$755	85%
Retail Bank	72	8	42	5
Wealth Management	111	12	89	10
	943	100%	886	100%
Finance (a)	(30)		(5)
Other (b)	16		44
Total	$929		$925

(a)	Included losses, net of tax, of $6 million and $15 million for the nine months ended September 30, 2019 and 2018, respectively, due to repositioning the securities portfolio

(b)	Included discrete tax benefits of $16 million and $48 million for the nine months ended September 30, 2019 and 2018, respectively.
The Business Bank's net income increased $5 million to $760 million. Average loans increased $1.9 billion and average deposits decreased $1.6 billion. Net interest income increased $52 million to $1.3 billion. An increase in loan income of $196 million was partially offset by increases of $96 million in allocated net FTP charges and $48 million in deposit costs. The provision for credit losses increased $94 million to $85 million from a benefit of $9 million, primarily reflecting loan growth and an increase in Energy reserves. Net credit-related charge-offs increased $50 million to $90 million, primarily reflecting an increase in Energy. Noninterest income increased $9 million, primarily reflecting increases of $13 million in card fees and $4 million in commercial lending fees, partially offset by decreases of $4 million each in service charges on deposit accounts and investment banking fees. Excluding restructuring charges of $23 million in the nine months ended September 30, 2018, noninterest expenses decreased $20 million, primarily reflecting decreases of $13 million each in corporate overhead and FDIC insurance expense, partially offset by an increase of $4 million in outside processing fee expense and smaller increases in other categories.

The Retail Bank's net income increased $30 million to $72 million. Net interest income increased $32 million to $434 million. Increases of $57 million in allocated net FTP credits and $10 million in loan income were partially offset by a $35 million increase in deposit costs. The provision for credit losses decreased $3 million to a benefit of $5 million. Noninterest income decreased $5 million, primarily reflecting a decrease of $2 million in service charges on deposit accounts and smaller decreases in other categories. Excluding restructuring charges of $11 million in the nine months ended September 30, 2018, noninterest expenses were stable.
Wealth Management's net income increased $22 million to $111 million. Net interest income increased $7 million to $140 million. The provision for credit losses was impacted by an $11 million increase in provision benefit to $13 million. Net credit-related recoveries increased $5 million. Noninterest income was stable. Excluding restructuring charges of $5 million in the nine months ended September 30, 2018, noninterest expenses decreased $5 million, primarily reflecting a $6 million decrease in salaries and benefits expense and smaller decreases in other categories, partially offset by a $2 million increase in outside processing fee expense.
The Finance segment's net income decreased $25 million to a net loss of $30 million. Net interest expense increased $40 million to $77 million, primarily reflecting an increase in other time deposits and higher levels of wholesale funding, partially offset by an increase in net FTP revenue as a result of higher rates charged to the business segments under the Corporation's internal FTP methodology. Net income also benefited from a $12 million decrease in losses related to securities repositioning.
Market Segments
The following table presents net income by market segment.

	Nine Months Ended September 30,
(dollar amounts in millions)	2019		2018
Michigan	$286	30%	$225	25%
California	334	36	297	34
Texas	96	10	163	18
Other Markets	227	24	201	23
	943	100%	886	100%
Finance & Other (a)	(14)		39
Total	$929		$925

(a)
Included discrete tax benefits of $16 million and $48 million for the nine months ended September 30, 2019 and 2018, respectively, as well as losses, net of tax, of $6 million and $15 million for the nine months ended September 30, 2019 and 2018, respectively, due to repositioning the securities portfolio.

The Michigan market's net income increased $61 million to $286 million. Average loans remained stable and average deposits decreased $988 million. Net interest income increased $17 million to $557 million. Increases of $40 million in loan income and $14 million in allocated net FTP credits were partially offset by a $37 million increase in deposit costs. The provision for credit losses decreased $44 million to a benefit of $6 million, primarily reflecting decreases in general Middle Market, National Dealer Services and Small Business. Net credit-related charge-offs increased $3 million to $10 million. Noninterest income decreased $4 million, primarily reflecting a $3 million decrease in service charges on deposit accounts and smaller decreases in other categories, partially offset by a $2 million increase in card fees. Excluding restructuring charges of $12 million in the nine months ended September 30, 2018, noninterest expenses decreased $8 million, primarily reflecting decreases of $6 million in FDIC insurance expense and $4 million in corporate overhead.
The California market's net income increased $37 million to $334 million. Average loans increased $411 million and average deposits decreased $442 million. Net interest income increased $34 million to $616 million. An increase in loan income of $79 million was partially offset by increases of $34 million in deposit costs and $11 million in allocated net FTP charges. The provision for credit losses was impacted by a $3 million increase in provision benefit to $11 million, primarily reflecting increases in Corporate Banking and Entertainment, offset by decreases in Technology and Life Sciences as well as Private Banking. Net credit-related charge-offs decreased $9 million to $9 million, primarily reflecting a decrease in general Middle Market. Noninterest income decreased $3 million, primarily reflecting a $4 million decrease in customer derivative income. Excluding restructuring charges of $11 million in the nine months ended September 30, 2018, noninterest expenses decreased $4 million, primarily reflecting a $6 million decrease in FDIC insurance expense, partially offset by smaller increases in other categories.
The Texas market's net income decreased $67 million to $96 million. Average loans increased $797 million and average deposits decreased $326 million. Net interest income increased $19 million to $372 million. An increase in loan income of $57 million was partially offset by increases of $26 million in allocated net FTP charges and $12 million in deposit costs. The provision for credit losses increased $125 million to $88 million from a benefit of $37 million, primarily reflecting an increase in Energy, partially offset by decreases in general Middle Market as well as Technology and Life Sciences. Net credit-related charge-offs increased $62 million to $73 million, primarily reflecting an increase in Energy. Noninterest income increased $3 million, primarily due to increases of $4 million in customer derivative income and $3 million in commercial lending fees, partially offset by a $3 million decrease in investment banking fees. Excluding $11 million of restructuring charges in the nine months ended September 30, 2018, noninterest expenses decreased $7 million, primarily refle cting decreases of $4 million in salaries and benefits expense and $3 million FDIC insurance expense.
Other Markets' net income increased $26 million to $227 million. Average loans increased $513 million and average deposits decreased $234 million. Net interest income increased $21 million to $281 million. An increase in loan income of $43 million was partially offset by increases of $14 million in allocated net FTP charges and $8 million in deposit costs. The provision for credit losses increased $2 million to a benefit of $4 million from a benefit of $6 million. Net credit-related charge-offs decreased $10 million to net recoveries of $6 million, primarily reflecting decreases in Small Business and Private Banking. Noninterest income increased $8 million due to an increase in card fees. Excluding $5 million of restructuring charges in the nine months ended September 30, 2018, noninterest expenses decreased $4 million, primarily due to lower FDIC insurance expense.
Net income for the Finance & Other category decreased $53 million to a net loss of $14 million from net income of $39 million. Net interest income decreased $34 million to a $31 million expense, primarily reflecting an increase in other time deposits and higher levels of wholesale funding, partially offset by an increase in net FTP revenue as a result of higher rates charged to the business segments under the Corporation's internal FTP methodology. Net income was also impacted by decreases in certain discrete tax benefits of $32 million, partially offset by a $12 million decrease in losses related to securities repositioning.
The following table lists the Corporation's banking centers by geographic market segment.

	September 30,
	2019	2018
Michigan	192	193
Texas	123	121
California	96	96
Other Markets	25	25
Total	436	435
FINANCIAL CONDITION
Third Quarter 2019 Compared to Fourth Quarter 2018
Period-End Balances
Total assets increased $2.0 billion to $72.8 billion, driven by increases of $1.3 billion in loans and $739 million in other assets. Total liabilities increased $2.3 billion to $65.6 billion, primarily reflecting increases of $2.8 billion in interest-bearing deposits and $848 million in medium- and long-term debt, partially offset by a $1.6 billion decrease in noninterest-bearing deposits. The increase in medium- and long-term debt reflected issuances of $350 million in long-term notes in February 2019, $500 million in medium-term notes in July 2019 and $200 million in long-term notes in August 2019, partially offset by the maturity of $350 million of medium-term notes in May 2019. The decrease in noninterest-bearing deposits included a $1.2 billion decrease due to the timing of deposits funding a government card program which typically fund on the first day of each month. The January 2019 deposit was received on December 31, 2018 due to the New Year's holiday. Total shareholders' equity decreased $307 million to $7.2 billion. The decrease in shareholders' equity reflected the impact of $1.5 billion returned to shareholders through dividends and share repurchases, partially offset by total comprehensive income of $1.2 billion in the nine months ended September 30, 2019.

Average Balances
Total assets increased $906 million to $71.7 billion, driven by increases of $2.1 billion in average loans and $430 million in average investment securities, partially offset by a $1.9 billion decrease in interest-bearing deposits with banks. The following table provides information about the change in the Corporation's average loan portfolio by loan type and geographic market.

	Three Months Ended			Percent Change
(average balances; dollar amounts in millions)	September 30, 2019	December 31, 2018	Change
By Loan Type:
Commercial loans	$32,329	$30,651	$1,678	5%
Real estate construction loans	3,344	3,164	180	6
Commercial mortgage loans	9,264	9,051	213	2
Lease financing	578	495	83	17
International loans	1,007	1,035	(28)	(3)
Residential mortgage loans	1,920	1,968	(48)	(2)
Consumer loans	2,445	2,468	(23)	(1)
Total loans	$50,887	$48,832	$2,055	4%
Loans By Geographic Market:
Michigan	$12,554	$12,457	$97	1%
California	18,393	18,279	114	1
Texas	10,805	9,889	916	9
Other Markets	9,135	8,207	928	11
Total loans	$50,887	$48,832	$2,055	4%
The increase in loans was largely attributed to increases in Mortgage Banker Finance, Energy and general Middle Market.
Total liabilities increased $1.2 billion, primarily due to increases of $680 million in medium- and long-term debt and $308 million in accrued expenses and other liabilities. The increase in medium- and long-term debt was due to the same reasons as the increase in period-end balances discussed above. The increase in accrued expenses and other liabilities is largely due to the recognition of a lease liability related to the adoption of ASC 842.
Total equity decreased $265 million to $7.3 billion, for the same reasons as the decrease in period-end balances discussed above.
Capital
The following table presents a summary of changes in total shareholders' equity for the nine months ended September 30, 2019.

(in millions)
Balance at January 1, 2019		$7,507
Cumulative effect of change in accounting principle		(14)
Net income		929
Cash dividends declared on common stock		(302)
Purchase of common stock		(1,229)
Other comprehensive income:
Investment securities	$211
Cash flow hedges	54
Defined benefit and other postretirement plans	8
Total other comprehensive income		273
Issuance of common stock under employee stock plans		(1)
Share-based compensation		37
Balance at September 30, 2019		$7,200
The Corporation expects to continue to return capital to shareholders with a target of maintaining a common equity Tier 1 capital ratio of approximately 10 percent. At September 30, 2019, the Corporation's Tier 1 capital ratio was estimated to be 9.92 percent. The timing and ultimate amount of future distributions will be subject to various factors including financial performance, capital needs and market conditions.

The following table summarizes the Corporation's repurchase activity during the nine months ended September 30, 2019.

(shares in thousands)	Total Number of Shares Purchased as Part of Publicly Announced Repurchase Plans or Programs	Remaining Share Repurchase Authorization (a)	Total Number of Shares Purchased (b)	Average Price Paid Per Share
Total first quarter 2019	5,094	14,613	5,216	$83.48
Total second quarter 2019	5,656	8,957	5,658	75.13
July 2019	1,292	7,665	1,295	71.74
August 2019	3,006	4,659	3,006	62.26
September 2019	1,436	3,223	1,438	62.77
Total third quarter 2019	5,734	3,223	5,739	64.53
Total 2019 year-to-date	16,484	3,223	16,613	74.09

(a)	Maximum number of shares that may yet be purchased under the publicly announced plans or programs.

(b)
Includes approximately 129,000 shares purchased pursuant to deferred compensation plans and shares purchased from employees to pay for taxes related to restricted stock vesting under the terms of an employee share-based compensation plan during the nine months ended September 30, 2019. These transactions are not considered part of the Corporation's repurchase program.

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

The Corporation's capital ratios exceeded minimum regulatory requirements as follows:

	September 30, 2019		December 31, 2018
(dollar amounts in millions)	Capital/Assets	Ratio	Capital/Assets	Ratio
Common equity tier 1 and tier 1 risk based (a)	$6,892	9.92%	$7,470	11.14%
Total risk-based (a)	8,271	11.91	8,855	13.21
Leverage (a)	6,892	9.61	7,470	10.51
Common equity	7,200	9.88	7,507	10.60
Tangible common equity (b)	6,561	9.09	6,866	9.78
Risk-weighted assets (a)	69,479		67,047

(a)	September 30, 2019 capital, risk-weighted assets and ratios are estimated.

(b)	See Supplemental Financial Data section for reconcilements of non-GAAP financial measures.
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
The allowance for loan losses was $652 million at September 30, 2019, compared to $671 million at December 31, 2018, a decrease of $19 million, or 3 percent. As a percentage of total loans, the allowance for loan losses was 1.27 percent at September 30, 2019, compared to 1.34 percent at December 31, 2018. The decrease in the allowance for loan losses reflected sustained solid credit quality of the portfolio as a whole and included increases in Energy reserves. The sustained solid credit quality was reflected by nonperforming loans as a percentage of total loans of 0.44 percent at September 30, 2019, compared to 0.46 percent at December 31, 2018, and an allowance coverage of 2.9 times nonperforming assets at both September 30, 2019 and December 31, 2018.

The allowance for credit losses on lending-related commitments includes specific allowances, based on individual evaluations of certain letters of credit in a manner consistent with business loans, and allowances based on the pool of the remaining letters of credit and all unused commitments to extend credit within each internal risk rating. The allowance for credit losses on lending-related commitments was $29 million and $30 million at September 30, 2019 and December 31, 2018, respectively.
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
The following table presents a summary of nonperforming assets and past due loans.

(dollar amounts in millions)	September 30, 2019	December 31, 2018
Nonaccrual loans:
Business loans:
Commercial	$152	$141
Commercial mortgage	13	20
Lease financing	—	2
International	2	3
Total nonaccrual business loans	167	166
Retail loans:
Residential mortgage	36	36
Consumer:
Home equity	17	19
Total nonaccrual retail loans	53	55
Total nonaccrual loans	220	221
Reduced-rate loans	6	8
Total nonperforming loans	226	229
Foreclosed property	3	1
Total nonperforming assets	$229	$230
Nonperforming loans as a percentage of total loans	0.44%	0.46%
Nonperforming assets as a percentage of total loans and foreclosed property	0.44	0.46
Allowance for loan losses as a multiple of total nonperforming loans	2.9x	2.9x
Loans past due 90 days or more and still accruing	$31	$16
Nonperforming assets remained relatively stable with an increase in Energy partially offset by decreases in general Middle Market, Corporate Banking and Private Banking.
The following table presents a summary of TDRs at September 30, 2019 and December 31, 2018.

(in millions)	September 30, 2019	December 31, 2018
Nonperforming TDRs:
Nonaccrual TDRs	$44	$73
Reduced-rate TDRs	6	8
Total nonperforming TDRs	50	81
Performing TDRs (a)	69	101
Total TDRs	$119	$182

(a)	TDRs that do not include a reduction in the original contractual interest rate which are performing in accordance with their modified terms.
At September 30, 2019, nonaccrual and performing TDRs included $9 million and $22 million of Energy loans, respectively, compared to $38 million and $46 million, respectively, at December 31, 2018.

The following table presents a summary of changes in nonaccrual loans.

	Three Months Ended
(in millions)	September 30, 2019	June 30, 2019	March 31, 2019
Balance at beginning of period	$224	$191	$221
Loans transferred to nonaccrual (a)	85	93	4
Nonaccrual loan gross charge-offs	(61)	(44)	(20)
Nonaccrual loans sold	—	(5)	—
Payments/other (b)	(28)	(11)	(14)
Balance at end of period	$220	$224	$191

(a)	Based on an analysis of nonaccrual loans with book balances greater than $2 million.

(b)
Includes net changes related to nonaccrual loans with balances less than $2 million, payments on nonaccrual loans with book balances greater than $2 million and transfers of nonaccrual loans to foreclosed property.

There were ten borrowers with a balance greater than $2 million, totaling $85 million, transferred to nonaccrual status in third quarter 2019, compared to six borrowers in second quarter 2019.
The following table presents the composition of nonaccrual loans by balance and the related number of borrowers at September 30, 2019 and December 31, 2018.

	September 30, 2019		December 31, 2018
(dollar amounts in millions)	Number of Borrowers	Balance	Number of Borrowers	Balance
Under $2 million	711	$74	799	$78
$2 million - $5 million	8	20	14	41
$5 million - $10 million	6	42	10	69
$10 million - $25 million	6	84	2	33
Total	731	$220	825	$221
The following table presents a summary of nonaccrual loans at September 30, 2019 and loans transferred to nonaccrual and net loan charge-offs for the three months ended September 30, 2019, based primarily on North American Industry Classification System (NAICS) categories.

	September 30, 2019		Three Months Ended September 30, 2019
(dollar amounts in millions)	Nonaccrual Loans		Loans Transferred to Nonaccrual (a)		Net Loan Charge-Offs (Recoveries)
Industry Category
Mining, Quarrying and Oil & Gas Extraction	$74	34%	$41	49%	$34	81%
Residential Mortgage	36	16	3	3	—	—
Manufacturing	34	15	13	16	1	2
Wholesale Trade	21	10	21	24	2	5
Services	9	4	—	—	2	5
Health Care & Social Assistance	8	4	—	—	—	—
Information & Communication	6	3	4	5	5	10
Real Estate & Home Builders	6	3	—	—	(2)	(6)
Contractors	5	2	3	3	(4)	(9)
Other (b)	21	9	—	—	4	12
Total	$220	100%	$85	100%	$42	100%

(a)	Based on an analysis of nonaccrual loans with book balances greater than $2 million.

(b)	Consumer, excluding residential mortgage and certain personal purpose nonaccrual loans and net charge-offs, are included in the Other category.
Loans past due 90 days or more and still accruing interest generally represent loans that are well collateralized and in the process of collection. Loans past due 90 days or more increased $15 million to $31 million at September 30, 2019, compared to $16 million at December 31, 2018. Loans past due 30-89 days increased $5 million to $138 million at September 30, 2019, compared to $133 million at December 31, 2018. Loans past due 30 days or more and still accruing interest as a percentage of total loans were 0.33 percent and 0.30 percent at September 30, 2019 and December 31, 2018, respectively. An aging analysis of loans included in Note 4 to the consolidated financial statements provides further information about the balances comprising past due loans.

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

(dollar amounts in millions)	September 30, 2019	June 30, 2019	December 31, 2018
Total criticized loans	$1,861	$1,948	$1,548
As a percentage of total loans	3.6%	3.8%	3.1%
The $313 million increase in criticized loans in the nine months ended September 30, 2019 included an increase of $317 million in general Middle Market.
Commercial Real Estate Lending
The following table summarizes the Corporation's commercial real estate loan portfolio by loan category.

	September 30, 2019			December 31, 2018
(in millions)	Commercial Real Estate business line (a)	Other (b)	Total	Commercial Real Estate business line (a)	Other (b)	Total
Real estate construction loans	$2,990	$387	$3,377	$2,687	$390	$3,077
Commercial mortgage loans	1,948	7,286	9,234	1,743	7,363	9,106
Total commercial real estate	$4,938	$7,673	$12,611	$4,430	$7,753	$12,183

(a)	Primarily loans to real estate developers.

(b)	Primarily loans secured by owner-occupied real estate.
The Corporation limits risk inherent in its commercial real estate lending activities by monitoring borrowers directly involved in the commercial real estate markets and adhering to conservative policies on loan-to-value ratios for such loans. Commercial real estate loans, consisting of real estate construction and commercial mortgage loans, totaled $12.6 billion at September 30, 2019, of which $4.9 billion, or 39 percent, were to borrowers in the Commercial Real Estate business line, which includes loans to real estate developers, an increase of $428 million compared to December 31, 2018. The remaining $7.7 billion, or 61 percent, of commercial real estate loans in other business lines consisted primarily of owner-occupied commercial mortgages, which bear credit characteristics similar to non-commercial real estate business loans.
The real estate construction loan portfolio primarily contains loans made to long-tenured customers with satisfactory completion experience. Criticized real estate construction loans in the Commercial Real Estate business line totaled $36 million and $23 million at September 30, 2019 and December 31, 2018, respectively. In other business lines, there were no criticized real estate construction loans at September 30, 2019, compared to $8 million at December 31, 2018. There were no charge-offs in either of the nine-month periods ended September 30, 2019 and 2018.
Commercial mortgage loans are loans where the primary collateral is a lien on any real property and are primarily loans secured by owner occupied real estate. Real property is generally considered primary collateral if the value of that collateral represents more than 50 percent of the commitment at loan approval. Loans in the commercial mortgage portfolio generally mature within three to five years. Criticized commercial mortgage loans in the Commercial Real Estate business line totaled $56 million and $61 million at September 30, 2019 and December 31, 2018, respectively. In other business lines, $189 million and $206 million of commercial mortgage loans were criticized at September 30, 2019 and December 31, 2018, respectively. Commercial mortgage loan net recoveries were $2 million and $1 million for the nine months ended September 30, 2019 and 2018, respectively.

Residential Real Estate Lending
Residential real estate loans, which consist of traditional residential mortgages and home equity loans and lines of credit, totaled $3.6 billion, or 7 percent of total loans, at September 30, 2019. The following table summarizes the Corporation's residential mortgage and home equity loan portfolios by geographic market.

	September 30, 2019				December 31, 2018
(dollar amounts in millions)	Residential Mortgage Loans	% of Total	Home Equity Loans	% of Total	Residential Mortgage Loans	% of Total	Home Equity Loans	% of Total
Geographic market:
Michigan	$423	22%	$618	36%	$406	21%	$650	37%
California	948	50	697	40	993	50	710	40
Texas	288	15	346	20	310	16	346	20
Other Markets	247	13	61	4	261	13	59	3
Total	$1,906	100%	$1,722	100%	$1,970	100%	$1,765	100%
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
Residential mortgages totaled $1.9 billion at September 30, 2019, and were primarily larger, variable-rate mortgages originated and retained for certain private banking relationship customers. Of the $1.9 billion of residential mortgage loans outstanding, $36 million were on nonaccrual status at September 30, 2019. The home equity portfolio totaled $1.7 billion at September 30, 2019, of which $1.6 billion was outstanding under primarily variable-rate, interest-only home equity lines of credit, $97 million were in amortizing status and $25 million were closed-end home equity loans. Of the $1.7 billion of home equity loans outstanding, $17 million were on nonaccrual status at September 30, 2019. A majority of the home equity portfolio was secured by junior liens at September 30, 2019.
Energy Lending
Loans in the Corporation's Energy business line are included almost entirely in commercial loans in the Consolidated Balance Sheets. Customers in the Corporation's Energy line of business (approximately 150 relationships) are engaged in three segments of the oil and gas business: exploration and production (E&P), midstream and energy services. E&P generally includes such activities as searching for potential oil and gas fields, drilling exploratory wells and operating active wells. Commitments to E&P borrowers are generally subject to semi-annual borrowing base re-determinations based on a variety of factors including updated pricing (reflecting market and competitive conditions), energy reserve levels and the impact of hedging. The midstream sector is generally involved in the transportation, storage and marketing of crude and/or refined oil and gas products. The Corporation's energy services customers provide products and services primarily to the E&P segment.
The following table summarizes information about loans in the Corporation's Energy business line.

	September 30, 2019				December 31, 2018
(dollar amounts in millions)	Outstandings		Nonaccrual	Criticized (a)	Outstandings		Nonaccrual	Criticized (a)
Exploration and production (E&P)	$1,925	80%	$74	$161	$1,771	82%	$46	$143
Midstream	444	18	—	41	298	14	—	43
Services	53	2	—	18	94	4	2	19
Total Energy business line	$2,422	100%	$74	$220	$2,163	100%	$48	$205
As a percentage of total Energy loans			3%	9%			2%	9%

(a)	Includes nonaccrual loans.
Loans in the Energy business line totaled $2.4 billion, or less than 5 percent of total loans, at September 30, 2019 and $2.2 billion at December 31, 2018, an increase of $259 million. Total exposure, including unused commitments to extend credit and letters of credit, was $4.7 billion and $4.5 billion at September 30, 2019 and December 31, 2018, respectively.
The Corporation's allowance methodology considers the various risk elements within the loan portfolio. When merited, the Corporation may incorporate a qualitative reserve component for Energy loans. Net credit-related charge-offs were $34 million and $67 million for the three- and nine-month periods ended September 30, 2019, respectively, compared to $3 million and $7 million for the comparable periods in 2018. Nonaccrual loans increased $26 million to $74 million at September 30, 2019. The increases in both net charge-offs and nonaccrual loans resulted from the impact of a decline in valuations of select liquidating assets related to Energy loans from illiquid capital markets in the industry.

Automotive Lending
Substantially all dealer loans are in the National Dealer Services business line. Loans in the National Dealer Services business line primarily include floor plan financing and other loans to automotive dealerships. Floor plan loans, included in commercial loans, totaled $4.1 billion at September 30, 2019, a decrease of $598 million compared to $4.7 billion at December 31, 2018. At both September 30, 2019 and December 31, 2018, other loans to automotive dealers in the National Dealer Services business line totaled $3.4 billion, including $2.1 billion and $2.0 billion of owner-occupied commercial real estate mortgage loans at September 30, 2019 and December 31, 2018, respectively. Automotive lending also includes loans to borrowers involved with automotive production, primarily Tier 1 and Tier 2 suppliers. Loans to borrowers involved with automotive production totaled $1.3 billion at both September 30, 2019 and December 31, 2018.
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
The FDIC defines higher-risk commercial and industrial (HR C&I) loans for assessment purposes as loans generally with leverage of four times total debt to earnings before interest, taxes and depreciation (EBITDA) as well as three times senior debt to EBITDA, excluding certain collateralized loans. HR C&I loans were $2.5 billion at both September 30, 2019 and December 31, 2018. Criticized loans within the HR C&I loan portfolio were $133 million and $147 million at September 30, 2019 and December 31, 2018, respectively. Charge-offs of HR C&I loans totaled $1 million and $6 million for the three- and nine-month periods ended September 30, 2019, respectively, compared to $1 million and $14 million for the same periods in 2018.
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
Interest Rate Risk
Net interest income is the primary source of revenue for the Corporation. Interest rate risk arises in the normal course of business due to differences in the repricing and cash flow characteristics of assets and liabilities, primarily through the Corporation's core business activities of extending loans and acquiring deposits. The Corporation's balance sheet is predominantly characterized by floating-rate loans funded by core deposits. Including the impact of interest rate swaps converting floating-rate loans to fixed, the Corporation's loan composition at September 30, 2019 was 62 percent 30-day LIBOR, 6 percent other LIBOR (primarily 60-

day), 15 percent prime and 17 percent fixed rate. This creates sensitivity to interest rate movements due to the imbalance between the faster repricing of the floating-rate loan portfolio versus deposit products. In addition, the growth and/or contraction in the Corporation's loans and deposits may lead to changes in sensitivity to interest rate movements in the absence of mitigating actions. Examples of such actions are purchasing fixed-rate investment securities, which provide liquidity to the balance sheet and act to mitigate the inherent interest sensitivity, as well as hedging with interest rate swaps and options. The Corporation actively manages its exposure to interest rate risk with the principal objective of optimizing net interest income and the economic value of equity while operating within acceptable limits established for interest rate risk and maintaining adequate levels of funding and liquidity.
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
Sensitivity of Net Interest Income to Changes in Interest Rates
The analysis of the impact of changes in interest rates on net interest income under various interest rate scenarios is management's principal risk management technique. Management models a base case net interest income under an unchanged interest rate environment. Existing derivative instruments entered into for risk management purposes as of the reporting date are included in the analysis, but no additional hedging is forecasted. At September 30, 2019, these derivative instruments comprise interest rate swaps that convert $3.3 billion of fixed-rate medium- and long-term debt to variable rates through fair value hedges and $3.8 billion of variable-rate loans to fixed rates through cash flow hedges. This base case net interest income is then compared against interest rate scenarios in which rates rise or decline 200 basis points in a linear, non-parallel fashion from the base case over 12 months, resulting in an average increase or decrease in short-term interest rates of 100 basis points over the period.
Each scenario includes assumptions such as loan growth, investment security prepayment levels, depositor behavior, yield curve changes, loan and deposit pricing, and overall balance sheet mix and growth. In this low rate environment, depositors have maintained a higher level of liquidity and their historical behavior may be less indicative of future trends. As a result, the rising rate scenario reflects a greater decrease in deposits than experienced historically as rates rise. Changes in actual economic activity may result in a materially different interest rate environment as well as a balance sheet structure that is different from the changes management included in its simulation analysis.
The table below, as of September 30, 2019 and December 31, 2018, displays the estimated impact on net interest income during the next 12 months by relating the base case scenario results to those from the rising and declining rate scenarios described above.

	Estimated Annual Change
	September 30, 2019		December 31, 2018
(in millions)	Amount	%	Amount	%
Change in Interest Rates:
Rising 200 basis points	$122	6%	$142	6%
Declining 200 basis points	(264)	(12)	(313)	(12)
Sensitivity to rising and declining rates decreased from December 31, 2018 to September 30, 2019 due to the impact of swaps converting variable-rate loans to fixed rates and changes in balance sheet composition.
The ultimate impact of changes in rates depends in part on the pace at which deposits reprice (deposit beta). The scenarios shown above reflect management's expectation that deposit betas are likely to lag if interest rates decline, as they did at the recent cycle when rates began to rise. Varying the deposit beta assumption results in different estimated impacts to net interest income. For example, management estimates the annual impact to net interest income of a decline in short-term rates of 50 basis points over a 12-month period (25 basis-point shock) can range between a decrease of approximately $65 million (50 percent deposit beta) to $95 million (10 percent deposit beta) depending on the deposit beta assumption.
During October 2019, the Corporation added interest rate swaps that convert an additional $750 million of variable-rate loans to fixed rates through cash flow hedges. These additional hedges are not included in the sensitivity analysis discussed above.
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
The table below, as of September 30, 2019 and December 31, 2018, displays the estimated impact on the economic value of equity from the interest rate scenario described above.

	September 30, 2019		December 31, 2018
(in millions)	Amount	%	Amount	%
Change in Interest Rates:
Rising 200 basis points	$1,126	12%	$711	6%
Declining 200 basis points	(2,058)	(22)	(2,769)	(21)
The sensitivity of the economic value of equity to rising rates increased and declining rates decreased from December 31, 2018 to September 30, 2019 due to the addition of swaps converting variable-rate loans to fixed rates, model updates to average deposit life assumptions and changes in balance sheet composition.
Wholesale Funding
The Corporation may access the purchased funds market when necessary, which includes a variety of funding sources. Capacity for incremental purchased funds at September 30, 2019 included short-term FHLB advances, the ability to purchase federal funds, sell securities under agreements to repurchase, as well as issue deposits through brokers. Other time deposits totaled $647 million, compared to none at December 31, 2018, reflecting the issuance of brokered deposits. At September 30, 2019, the Bank had pledged loans totaling $23.0 billion which provided for up to $18.6 billion of available collateralized borrowing with the FRB.
The Bank is a member of the FHLB of Dallas, Texas, which provides short- and long-term funding to its members through advances collateralized by real estate-related assets. Actual borrowing capacity is contingent on the amount of collateral available to be pledged to the FHLB. At September 30, 2019, $17.2 billion of real estate-related loans were pledged to the FHLB as collateral for current and potential future borrowings. The Corporation had $3.8 billion of FHLB borrowings maturing between 2026 and 2028 and capacity for potential future borrowings of approximately $5.1 billion.
Additionally, as of September 30, 2019 the Bank had the ability to issue up to $13.5 billion of debt under an existing $15.0 billion note program which allows the issuance of debt with maturities between three months and 30 years. The Corporation also maintains a shelf registration statement with the Securities and Exchange Commission from which it may issue debt and/or equity securities.
The ability of the Corporation and the Bank to raise funds at competitive rates is impacted by rating agencies' views of the credit quality, liquidity, capital and earnings of the Corporation and the Bank. As of September 30, 2019, the three major rating agencies had assigned the ratings below to long-term senior unsecured obligations of the Corporation and the Bank. A security rating is not a recommendation to buy, sell, or hold securities and may be subject to revision or withdrawal at any time by the assigning rating agency. Each rating should be evaluated independently of any other rating.

	Comerica Incorporated		Comerica Bank
September 30, 2019	Rating	Outlook	Rating	Outlook
Standard and Poor’s	BBB+	Stable	A-	Stable
Moody’s Investors Service	A3	Stable	A3	Stable
Fitch Ratings	A	Stable	A	Stable
The Corporation satisfies liquidity needs with either liquid assets or various funding sources. Liquid assets totaled $16.3 billion at both September 30, 2019 and December 31, 2018. Liquid assets include cash and due from banks, federal funds sold, interest-bearing deposits with banks, other short-term investments and unencumbered investment securities.
The Corporation performs monthly liquidity stress testing to evaluate its ability to meet funding needs in hypothetical stressed environments. Such environments cover a series of broad events, distinguished in terms of duration and severity. The evaluation as of September 30, 2019 projected sufficient sources of liquidity were available under each series of events.
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
The Corporation performed the annual goodwill impairment test in third quarter 2019, resulting in the following updates to the critical accounting policy discussed on page F-36 of the Corporation's 2018 Annual Report.
Goodwill
Goodwill is initially recorded as the excess of the purchase price over the fair value of net assets acquired in a business combination and is subsequently evaluated at least annually for impairment. Goodwill impairment testing is performed at the reporting unit level, equivalent to a business segment or one level below. The Corporation has three reporting units: the Business Bank, the Retail Bank and Wealth Management. At September 30, 2019 and December 31, 2018, goodwill totaled $635 million, including $473 million allocated to the Business Bank, $101 million allocated to the Retail Bank and $61 million allocated to Wealth Management.
The annual test of goodwill impairment was performed as of the beginning of the third quarter of 2019. The Corporation first assessed qualitative factors to determine whether it was more likely than not that the fair value of any reporting unit was less than its carrying amount, including goodwill. Qualitative factors included economic conditions, industry and market considerations, cost factors, overall financial performance, regulatory developments and performance of the Corporation’s stock, among other events and circumstances. At the conclusion of the qualitative assessment in the third quarter 2019, the Corporation determined that it was more likely than not that the fair value of each reporting unit exceeded its carrying value.
Qualitative factors considered in the analysis of each reporting unit incorporated current economic and market conditions, including the recent Federal Reserve announcements and the impact of legislative and regulatory changes, to the extent known. However, further weakening in the economic environment, such as continued declines in interest rates, a decline in the performance of the reporting units or other factors could cause the fair value of one or more of the reporting units to fall below their carrying value, resulting in a goodwill impairment charge. Additionally, new legislative or regulatory changes not anticipated in management's expectations may cause the fair value of one or more of the reporting units to fall below the carrying value, resulting in a goodwill impairment charge. Any impairment charge would not affect the Corporation's regulatory capital ratios, tangible equity ratio or liquidity position.

SUPPLEMENTAL FINANCIAL DATA
The Corporation believes non-GAAP measures are meaningful because they reflect adjustments commonly made by management, investors, regulators and analysts to evaluate the adequacy of equity and our performance trends. Tangible equity is used by Comerica to measure the quality of capital and the return relative to balance sheet risk.
The following table provides a reconciliation of non-GAAP financial measures used in this financial review with financial measures defined by GAAP.

(dollar amounts in millions)	September 30, 2019	December 31, 2018
Tangible Equity Ratio:
Shareholders' equity	$7,200	$7,507
Less:
Goodwill	635	635
Other intangible assets	4	6
Tangible equity	$6,561	$6,866
Total assets	$72,848	$70,818
Less:
Goodwill	635	635
Other intangible assets	4	6
Tangible assets	$72,209	$70,177
Equity ratio	9.88%	10.60%
Tangible equity ratio	9.09	9.78
Tangible Equity per Share of Stock:
Shareholders' equity	$7,200	$7,507
Tangible equity	6,561	6,866
Shares of stock outstanding (in millions)	144	160
Shareholders' equity per share of stock	$49.96	$46.89
Tangible equity per share of stock	45.52	42.89

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
ITEM 4. Controls and Procedures

(a)
Evaluation of Disclosure Controls and Procedures. The Corporation maintains a set of disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) that are designed to ensure that information required to be disclosed by the Corporation in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to the Corporation's management, including the Corporation's Chief Executive Officer and Interim Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Management has evaluated, with the participation of the Corporation's Chief Executive Officer and Interim Chief Financial Officer, the effectiveness of the Corporation's disclosure controls and procedures as of the end of the period covered by this quarterly report (the "Evaluation Date"). Based on the evaluation, the Corporation's Chief Executive Officer and Interim Chief Financial Officer have concluded that, as of the Evaluation Date, the Corporation's disclosure controls and procedures are effective.

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

10.1†
Restrictive Covenants and General Release Agreement by and between Muneera S. Carr and Comerica Incorporated dated September 30, 2019 (filed as Exhibit 10.1 to Registrant's Current Report on Form 8-K dated September 30, 2019, and incorporated herein by reference).

31.1	President and CEO Rule 13a-14(a)/15d-14(a) Certification of Periodic Report (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002).

31.2	Executive Vice President, Treasurer and Interim CFO Rule 13a-14(a)/15d-14(a) Certification of Periodic Report (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002).

32	Section 1350 Certification of Periodic Report (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002).

101
Financial statements from Quarterly Report on Form 10-Q of the Registrant for the quarter ended September 30, 2019, formatted in Inline XBRL: (i) the Consolidated Balance Sheets (unaudited), (ii) the Consolidated Statements of Comprehensive Income (unaudited), (iii) the Consolidated Statements of Changes in Shareholders' Equity (unaudited), (iv) the Consolidated Statements of Cash Flows (unaudited) and (v) the Notes to Consolidated Financial Statements (unaudited).

104	The cover page from the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2019, formatted in Inline XBRL (included in Exhibit 101).

†	Management contract or compensatory plan or arrangement.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMERICA INCORPORATED
(Registrant)

/s/ James J. Herzog
James J. Herzog
Executive Vice President, Treasurer and
Interim Chief Financial Officer and
Duly Authorized Officer
Date: October 30, 2019