Form 10-K
period 2019-12-31
COMERICA INC /NEW/
filed 2020-02-11
CIK 28412

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2019
Or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from __________________________ to __________________________
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.     ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
At June 28, 2019 (the last business day of the registrant’s most recently completed second fiscal quarter), the registrant’s common stock, $5 par value, held by non-affiliates had an aggregate market value of approximately $10.7 billion based on the closing price on the New York Stock Exchange on that date of $72.64 per share. For purposes of this Form 10-K only, it has been assumed that all common shares Comerica’s Trust Department holds for Comerica’s employee plans, and all common shares the registrant’s directors and executive officers hold, are shares held by affiliates.
At February 7, 2020, the registrant had outstanding 141,346,049 shares of its common stock, $5 par value.
Documents Incorporated by Reference:
Part III: Items 10-14—Proxy Statement for the Annual Meeting of Shareholders to be held April 28, 2020.

PART I
Item 1. Business.
GENERAL
Comerica Incorporated (“Comerica”) is a financial services company, incorporated under the laws of the State of Delaware in 1973, and headquartered in Dallas, Texas. Based on total assets as reported in the most recently filed Consolidated Financial Statements for Bank Holding Companies (FR Y-9C), it was among the 25 largest commercial United States (“U.S.”) financial holding companies. As of December 31, 2019, Comerica owned directly or indirectly all the outstanding common stock of 2 active banking subsidiaries (Comerica Bank, a Texas banking association, and Comerica Bank & Trust, National Association) and 29 non-banking subsidiaries. At December 31, 2019, Comerica had total assets of approximately $73.4 billion, total deposits of approximately $57.3 billion, total loans of approximately $50.4 billion and shareholders’ equity of approximately $7.3 billion.
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
We provide information about the net interest income and noninterest income we received from our various classes of products and services: (1) under the caption, “Analysis of Net Interest Income” on page F-6 of the Financial Section of this report; (2) under the caption “Rate/Volume Analysis” on page F-7 of the Financial Section of this report; and (3) under the caption “Noninterest Income” on pages F-8 through F-9 of the Financial Section of this report.
COMPETITION
The financial services business is highly competitive. Comerica and its subsidiaries mainly compete in their three primary geographic markets of Texas, California and Michigan, as well as in the states of Arizona and Florida. They also compete in broader, national geographic markets, as well as markets in Mexico and Canada. They are subject to competition with respect to various products and services, including, without limitation, commercial loans and lines of credit, deposits, cash management, capital market products, international trade finance, letters of credit, foreign exchange management services, loan syndication services, consumer lending, consumer deposit gathering, mortgage loan origination, consumer products, fiduciary services, private banking, retirement services, investment management and advisory services, investment banking services, brokerage services, the sale of annuity products, and the sale of life, disability and long-term care insurance products.
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
In addition to banks, Comerica's banking subsidiaries also face competition from other financial intermediaries, including savings and loan associations, consumer and commercial finance companies, leasing companies, venture capital funds, credit unions, investment banks, insurance companies and securities firms. Competition among providers of financial products and services continues to increase as technology advances have lowered the barriers to entry for financial technology companies, with customers having the opportunity to select from a growing variety of traditional and nontraditional alternatives, including crowdfunding, digital wallets and money transfer services. The ability of non-banking financial institutions to provide services previously limited to commercial banks has intensified competition. Because non-banking financial institutions are not subject to many of the same regulatory restrictions as banks and bank holding companies, they can often operate with greater flexibility and lower cost structures.
In addition, the industry continues to consolidate, which affects competition by eliminating some regional and local institutions, while potentially strengthening the franchises of acquirers.

SUPERVISION AND REGULATION
Banks, bank holding companies, and financial institutions are highly regulated at both the state and federal level. Comerica is subject to supervision and regulation at the federal level by the Board of Governors of the Federal Reserve System (“FRB”) under the Bank Holding Company Act of 1956, as amended. Comerica Bank is chartered by the State of Texas and at the state level is supervised and regulated by the Texas Department of Banking under the Texas Finance Code. Comerica Bank has elected to be a member of the Federal Reserve System under the Federal Reserve Act and, consequently, is supervised and regulated by the Federal Reserve Bank of Dallas. Comerica Bank & Trust, National Association is chartered under federal law and is subject to supervision and regulation by the Office of the Comptroller of the Currency (“OCC”) under the National Bank Act. Comerica Bank & Trust, National Association, by virtue of being a national bank, is also a member of the Federal Reserve System. Furthermore, given that Comerica Bank is a bank with assets in excess of $10 billion dollars, it is subject to supervision and regulation by the Consumer Financial Protection Bureau ("CFPB") for purposes of assessing compliance with federal consumer financial laws. The deposits of Comerica Bank and Comerica Bank & Trust, National Association are insured by the Deposit Insurance Fund (“DIF”) of the Federal Deposit Insurance Corporation (“FDIC”) to the extent provided by law, and therefore Comerica Bank and Comerica Bank & Trust, National Association are each also subject to regulation and examination by the FDIC. Certain transactions executed by Comerica Bank are also subject to regulation by the U.S. Commodity Futures Trading Commission (“CFTC”). The Department of Labor (“DOL”) regulates financial institutions providing services to plans governed by the Employee Retirement Income Security Act of 1974. Comerica Bank’s Canada branch is supervised by the Office of the Superintendent of Financial Institutions and its Mexico representative office is supervised by the Banco de México.
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
On July 6, 2018, the FRB released a statement that for bank holding companies with between $50 billion and $100 billion in total consolidated assets, including Comerica, the FRB would take no action to require such bank holding companies to comply with the Comprehensive Capital Analysis and Review (“CCAR”) process or the Liquidity Coverage Ratio. Pursuant to an FRB rule finalized on October 10, 2019, bank holding companies with less than $100 billion in total consolidated assets are now exempt.
Banks with less than $100 billion in total consolidated assets, including Comerica Bank, are also exempt from company-run stress testing requirements under the EGRRCPA.

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
Capital and Liquidity
Comerica and its bank subsidiaries are subject to risk-based capital requirements and guidelines imposed by the FRB and/or the OCC. In calculating risk-based capital requirements, a depository institution’s or holding company’s assets and certain specified off-balance sheet commitments are assigned to various risk categories defined by the FRB, each weighted differently based on the level of credit risk that is ascribed to such assets or commitments, based on counterparty type and asset class. A depository institution’s or holding company’s capital is divided into three tiers: Common Equity Tier 1 (“CET1”), additional Tier 1, and Tier 2. CET1 capital predominantly includes common shareholders’ equity, less certain deductions for goodwill, intangible assets and deferred tax assets that arise from net operating losses and tax credit carry-forwards, if any. Additional Tier 1 capital primarily includes any outstanding noncumulative perpetual preferred stock and related surplus. Comerica has also made the election to permanently exclude accumulated other comprehensive income related to debt and equity securities classified as available-for-sale, cash flow hedges, and defined benefit postretirement plans from CET1 capital. Tier 2 capital primarily includes qualifying subordinated debt and qualifying allowance for credit losses. On July 22, 2019, the federal banking agencies issued a final rule that simplifies certain regulatory capital rules, including the capital treatment of mortgage servicing assets, certain deferred tax assets, investments in the capital instruments of unconsolidated financial institutions, and minority interests. In addition, in December 2018, the federal banking regulators adopted rules that would permit bank holding companies and banks to phase in, for regulatory capital purposes, the day-one impact of the new current expected credit loss ("CECL") accounting rule on retained earnings over a period of three years. Comerica does not anticipate to elect this deferral, as the transition impact to retained earnings is not expected to be significant. More information is set forth in the “Capital” section located on pages F-17 through F-19.

Entities that engage in trading activities that exceed specified levels also are required to maintain capital to account for market risk. Market risk includes changes in the market value of trading account, foreign exchange, and commodity positions, whether resulting from broad market movements (such as changes in the general level of interest rates, equity prices, foreign exchange rates, or commodity prices) or from position specific factors. From time to time, Comerica’s trading activities may exceed specified regulatory levels, in which case Comerica adjusts its risk-weighted assets to account for market risk as required.
Comerica and its bank subsidiaries, like other bank holding companies and banks, currently are required to maintain a minimum CET1 capital ratio, minimum Tier 1 capital ratio and minimum total capital ratio equal to at least 4.5 percent, 6 percent and 8 percent of their total risk-weighted assets (including certain off-balance-sheet items, such as standby letters of credit), respectively. Comerica and its bank subsidiaries are required to maintain a minimum capital conservation buffer of 2.5 percent in order to avoid restrictions on capital distributions and discretionary bonuses. Comerica and its bank subsidiaries are also required to maintain a minimum “leverage ratio” (Tier 1 capital to non-risk-adjusted average total assets) of 4 percent.
To be well capitalized, Comerica’s bank subsidiaries are required to maintain a total capital ratio, Tier 1 capital ratio, CET1 capital ratio and a leverage ratio equal to at least 10.0 percent, 8.0 percent, 6.5 percent and 5.0 percent, respectively. For purposes of the FRB’s Regulation Y, including determining whether a bank holding company meets the requirements to be a financial holding company, bank holding companies, such as Comerica, must maintain a Tier 1 capital ratio of at least 6.0 percent and a total capital ratio of at least 10.0 percent to be well capitalized. The FRB may require bank holding companies, including Comerica, to maintain capital ratios substantially in excess of mandated minimum levels, depending upon general economic conditions and a bank holding company’s particular condition, risk profile and growth plans.
Failure to be well capitalized or to meet minimum capital requirements could result in certain mandatory and possible additional discretionary actions by regulators, including restrictions on Comerica’s or its bank subsidiaries’ ability to pay dividends or otherwise distribute capital or to receive regulatory approval of applications, or other restrictions on growth.
At December 31, 2019, Comerica met all of its minimum risk-based capital ratio and leverage ratio requirements plus the applicable countercyclical conservation buffer and the applicable well capitalized requirements, as shown in the table below:

(dollar amounts in millions)	Comerica Incorporated (Consolidated)	Comerica Bank
December 31, 2019
CET1 capital (minimum $3.1 billion (Consolidated))	$6,919	$7,199
Tier 1 capital (minimum $4.1 billion (Consolidated))	6,919	7,199
Total capital (minimum $5.5 billion (Consolidated))	8,282	8,371
Risk-weighted assets	68,273	68,071
Adjusted average assets (fourth quarter)	72,773	72,564
CET1 capital to risk-weighted assets (minimum 4.5%)	10.13%	10.58%
Tier 1 capital to risk-weighted assets (minimum 6.0%)	10.13	10.58
Total capital to risk-weighted assets (minimum 8.0%)	12.13	12.30
Tier 1 capital to average assets (minimum 4.0%)	9.51	9.92
Capital conservation buffer (minimum 2.5%)	4.13	4.30
December 31, 2018
CET1 capital (minimum $3.0 billion (Consolidated))	$7,470	$7,229
Tier 1 capital (minimum $4.0 billion (Consolidated))	7,470	7,229
Total capital (minimum $5.4 billion (Consolidated))	8,855	8,433
Risk-weighted assets	67,047	66,857
Adjusted average assets (fourth quarter)	71,070	70,905
CET1 capital to risk-weighted assets (minimum 4.5%)	11.14%	10.81%
Tier 1 capital to risk-weighted assets (minimum 6.0%)	11.14	10.81
Total capital to risk-weighted assets (minimum 8.0%)	13.21	12.61
Tier 1 capital to average assets (minimum 4.0%)	10.51	10.20
Capital conservation buffer (minimum 2.5%)	5.14	4.61
On November 1, 2019, the federal banking regulators issued a final rule that revises the framework for determining the applicability of regulatory capital and standardized liquidity requirements for large U.S. banking organizations, the U.S. intermediate holding companies of certain foreign banking organizations, and certain of their depository institution subsidiaries. Under the final rule, the Liquidity Coverage Ratio and certain capital requirements no longer apply to banking organizations with total consolidated assets of between $50 billion and $100 billion, including Comerica.
Additional information on the calculation of Comerica’s and its bank subsidiaries’ CET1 capital, Tier 1 capital, total capital and risk-weighted assets is set forth in the “Capital” section located on pages F-17 through F-19 of the Financial Section of this report and Note 20 of the Notes to Consolidated Financial Statements located on pages F-90 through F-92 of the Financial Section of this report.
Annual Capital Plans and Stress Tests
Comerica was previously subject to the FRB’s annual CCAR process, including the requirement to submit an annual capital plan to the FRB for non-objection. However, on October 10, 2019, the FRB finalized a rule that exempts bank holding companies with less than $100 billion in total consolidated assets from these requirements.
Comerica was also previously subject to Dodd-Frank Act stress testing requirements. As discussed above, as a bank holding company with less than $100 billion in total consolidated assets Comerica was immediately exempted from Dodd-Frank Act supervisory and company-run stress testing requirements by the EGRRCPA.
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
As of December 31, 2019, each of Comerica’s bank subsidiaries’ capital ratios exceeded those required for an institution to be considered “well capitalized” under these regulations.
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
Comerica Bank and Comerica Bank & Trust, National Association are required by federal law to obtain the prior approval of the FRB and/or the OCC, as the case may be, for the declaration and payment of dividends, if the total of all dividends declared by the board of directors of such bank in any calendar year will exceed the total of (i) such bank's net income (as defined and interpreted by regulation) for that year plus (ii) the retained net income (as defined and interpreted by regulation) for the preceding two years, less any required transfers to surplus or to fund the retirement of preferred stock. At January 1, 2020, Comerica's subsidiary banks could declare aggregate dividends of approximately $98 million from retained net profits of the preceding two years. Comerica's subsidiary banks declared dividends of $1.2 billion in 2019, $1.1 billion in 2018 and $907 million in 2017.
Comerica and its bank subsidiaries must maintain a CET1 capital conservation buffer of 2.5% to avoid becoming subject to restrictions on capital distributions, including dividends.
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
Transactions with Affiliates
Federal banking laws and regulations impose qualitative standards and quantitative limitations upon certain transactions between a bank and its affiliates, including between Comerica and its nonbank subsidiaries, on the one hand, and Comerica’s affiliate insured depository institutions, on the other. For example, Section 23A of the Federal Reserve Act limits the aggregate outstanding amount of any insured depository institution’s loans and other “covered transactions” with any particular nonbank affiliate (including financial subsidiaries) to no more than 10% of the institution’s total capital and limits the aggregate outstanding amount of any insured depository institution’s covered transactions with all of its nonbank affiliates to no more than 20% of its total capital. “Covered transactions” are defined by statute to include (i) a loan or extension of credit to an affiliate, (ii) a purchase of securities issued by an affiliate, (iii) a purchase of assets (unless otherwise exempted by the FRB) from the affiliate, (iv) the acceptance of securities issued by the affiliate as collateral for a loan, (v) the issuance of a guarantee, acceptance or letter of credit on behalf of an affiliate and (vi) securities borrowing or lending transactions and derivative transactions with an affiliate, to the extent that either causes a bank or its affiliate to have credit exposure to the securities borrowing/lending or derivative counterparty. Section 23A of the Federal Reserve Act also generally requires that an insured depository institution’s loans to its nonbank affiliates be, at a minimum, 100% secured, and Section 23B of the Federal Reserve Act generally requires that an insured depository institution’s transactions with its nonbank affiliates be on terms and under circumstances that are substantially the same or at least as favorable as those prevailing for comparable transactions with nonaffiliates. Federal banking laws also place similar restrictions on loans and other extensions of credit by FDIC-insured banks, such as Comerica Bank and Comerica Bank & Trust, National Association, and their subsidiaries to their directors, executive officers and principal shareholders.
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
In October 2016, the federal banking regulators issued an advance notice of proposed rulemaking regarding enhanced cyber risk management standards, which would apply to a wide range of large financial institutions, including Comerica, and their third-party service providers. The proposed standards would expand existing cybersecurity regulations and guidance to focus on cyber risk governance and management; management of internal and external dependencies; and incident response, cyber resilience and situational awareness. In addition, the proposal contemplates more stringent standards for institutions with systems that are critical to the financial sector. Comerica continues to monitor the development of this rule.
Data privacy and data protection are areas of increasing state legislative focus. For example, in June of 2018, the Governor of California signed into law the California Consumer Privacy Act of 2018 (the “CCPA”). The CCPA, which became effective on January 1, 2020, applies to for-profit businesses that conduct business in California and meet certain revenue or data collection thresholds. The CCPA will give consumers the right to request disclosure of information collected about them, and whether that information has been sold or shared with others, the right to request deletion of personal information (subject to certain exceptions), the right to opt out of the sale of the consumer’s personal information, and the right not to be discriminated against for exercising these rights. The CCPA contains several exemptions, including an exemption applicable to information that is collected, processed, sold or disclosed pursuant to the Gramm-Leach-Bliley Act. The California Attorney General has proposed, but not yet adopted regulations implementing the CCPA, and the California State Legislature has amended the Act since its passage. Comerica has a physical footprint in California and will be required to comply with the CCPA. In addition, similar laws may be adopted by other states where Comerica does business. The federal government may also pass data privacy or data protection legislation.
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
FDIC Insurance Assessments
The DIF provides deposit insurance coverage for certain deposits up to $250,000 per depositor in each deposit account category. Comerica's subsidiary banks are subject to FDIC deposit insurance assessments to maintain the DIF. The FDIC imposes a risk-based deposit premium assessment system, where the assessment rates for an insured depository institution are determined by an assessment rate calculator, which is based on a number of elements to measure the risk each institution poses to the DIF. The assessment rate is applied to total average assets less tangible equity. Under the current system, premiums are assessed quarterly and could increase if, for example, criticized loans and/or other higher risk assets increase or balance sheet liquidity decreases. For 2019, Comerica’s FDIC insurance expense totaled $23 million.
Anti-Money Laundering Regulations
Comerica is subject to several federal laws that are designed to combat money laundering, terrorist financing, and transactions with persons, companies or foreign governments designated by U.S. authorities ("AML laws"). This category of laws includes the Bank Secrecy Act, the Money Laundering Control Act, and the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001, or USA PATRIOT Act.
The AML laws and their implementing regulations require insured depository institutions, broker-dealers, and certain other financial institutions to have policies, procedures, and controls to detect, prevent, and report money laundering and terrorist financing. The AML laws and their regulations also provide for information sharing, subject to conditions, between federal law enforcement agencies and financial institutions, as well as among financial institutions, for counter-terrorism purposes. Federal banking regulators are required, when reviewing bank holding company acquisition and bank merger applications, to take into account the effectiveness of the anti-money laundering activities of the applicants. To comply with these obligations, Comerica and its various operating units have implemented appropriate internal practices, procedures, and controls.
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
EGRRCPA did not change the FDIC’s rules that require depository institutions with $50 billion or more of total consolidated assets, including Comerica Bank, to periodically file a separate resolution plan. On April 16, 2019, the FDIC released an advanced notice of proposed rulemaking (“ANPR”) with respect to the FDIC’s bank resolution plan requirements meant to better tailor bank resolution plans to a firm’s size, complexity and risk profile. The ANPR offers two alternative approaches to resolution planning for commenters to consider and solicits comment on how to tailor the requirements of the rule to reflect differences in size, complexity and other factors among the population of large insured depository institutions, and on whether to increase the current threshold of $50 billion in assets that triggers application of the rule.

Incentive-Based Compensation
Comerica is subject to guidance issued by the FRB, OCC and FDIC intended to ensure that the incentive compensation policies of banking organizations do not undermine the safety and soundness of such organizations by encouraging excessive risk-taking. The guidance, which covers senior executives as well as other employees who, either individually or as part of a group, have the ability to expose the banking organization to material amounts of risk, is based upon the key principles that a banking organization's incentive compensation arrangements (i) should provide employees incentives that appropriately balance risk and financial results in a manner that does not encourage employees to expose their organizations to imprudent risk; (ii) should be compatible with effective controls and risk-management; and (iii) should be supported by strong corporate governance, including active and effective oversight by the organization's board of directors. Banking organizations are expected to review regularly their incentive compensation arrangements based on these three principles. Where there are deficiencies in the incentive compensation arrangements, they should be promptly addressed. Enforcement actions may be taken against a banking organization if its incentive compensation arrangements, or related risk-management control or governance processes, pose a risk to the organization's safety and soundness, particularly if the organization is not taking prompt and effective measures to correct the deficiencies. Similar to other large banking organizations, Comerica has been subject to a continuing review of incentive compensation policies and practices by representatives of the FRB, the Federal Reserve Bank of Dallas and the Texas Department of Banking since 2011. As part of that review, Comerica has undertaken a thorough analysis of all the incentive compensation programs throughout the organization, the individuals covered by each plan and the risks inherent in each plan’s design and implementation. Comerica has determined that risks arising from employee compensation plans are not reasonably likely to have a material adverse effect on Comerica. It is Comerica’s intent to continue monitoring regulations and best practices for sound incentive compensation practices.
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
The Volcker Rule
Comerica is prohibited under the Volcker Rule from (1) engaging in short-term proprietary trading for its own account and (2) having certain ownership interests in and relationships with hedge funds or private equity funds ("Covered Funds"). The Volcker Rule regulations contain exemptions for market-making, hedging, underwriting and trading in U.S. government and agency obligations, and permit certain ownership interests in certain types of Covered Funds to be retained. They also permit the offering and sponsoring of Covered Funds under certain conditions. The Volcker Rule regulations impose significant compliance and reporting obligations on banking entities.
Comerica has compliance programs required by the Volcker Rule and has either divested or received extensions for any holdings in Covered Funds. Additional information on Comerica's portfolio of indirect (through funds) private equity and venture capital investments, which includes the Covered Funds, is set forth in Note 1 of the Notes to Consolidated Financial Statements located on page F-48 of the Financial Section of this report.
In October 2019, the five federal agencies with rulemaking authority with respect to the Volcker Rule finalized changes designed to simplify compliance with the Volcker Rule. The final rule formalized a three-tiered approach to compliance program requirements for banking entities based on their level of trading activity. As a banking entity with “moderate” trading assets and liabilities (less than $20 billion), Comerica is now subject to simplified compliance requirements. Additionally, in January 2020, regulators proposed changes to modify the Volcker Rule’s restrictions on Covered Funds. Comerica continues to follow Volcker Rule developments.
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
The initial margin requirements for non-centrally cleared swaps and security-based swaps will be effective for Comerica’s swap and security-based swap counterparties that are swap dealers on September 1, 2021, at which time such counterparties will be required to collect initial margin from Comerica.  The initial margin requirements were issued for the purpose of ensuring safety and soundness of swap trading in light of the risk to the financial system associated with non-cleared swaps activity.  Comerica is currently working toward meeting compliance with the initial margin requirements.
Consumer Financial Protection Bureau and Certain Recent Consumer Finance Regulations
Comerica is subject to regulation by the CFPB, which has a broad rule-making authority for a wide range of consumer protection laws that apply to all banks and savings institutions and possesses examination and enforcement authority over all banks and savings institutions with more than $10 billion in assets, including Comerica Bank, and their depositary affiliates.
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
Flood Insurance Rules
Comerica implemented the private flood insurance requirements set forth in the Interagency Final Rule issued on February 20, 2019, which became effective on July 1, 2019. All other flood insurance requirements subject to the Final Rule - Loans in Areas Having Special Flood Hazards, including the escrow of premium and fees for certain real estate loans, are now effective and have been implemented by Comerica.
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
Credit Approval and Monitoring
Approval of new loan exposure and oversight and monitoring of Comerica's loan portfolio is the joint responsibility of the Credit Risk Management and Decisioning department and the Credit Underwriting department (collectively referred to as “Credit”), plus the business units (“Line”). Credit assists the Line with underwriting by providing objective financial analysis, including an assessment of the borrower's business model, balance sheet, cash flow and collateral. The approval of new loan exposure is the joint responsibility of Credit Risk Management and Decisioning and the Line. Each commercial borrower relationship is assigned an internal risk rating by Credit Risk Management and Decisioning. Further, Credit updates the assigned internal risk rating as new information becomes available as a result of periodic reviews of credit quality, a change in borrower performance or approval of new loan exposure. The goal of the internal risk rating framework is to support Comerica's risk management capability, including its ability to identify and manage changes in the credit risk profile of its portfolio, predict future losses and price the loans appropriately for risk. Finally, the Line and Credit (including its Portfolio Risk Analytics department) work together to insure the overall credit risk within the loan portfolio is consistent with the bank’s Credit Risk Appetite.
Credit Policy
Comerica maintains a comprehensive set of credit policies. Comerica's credit policies provide Line and Credit Personnel with a framework of sound underwriting practices and potential loan structures. These credit policies also provide the framework for loan committee approval authorities based on its internal risk-rating system and establish maximum exposure limits based on risk ratings and Comerica's legal lending limit. Credit, in conjunction with the Line, monitors compliance with the credit policies and modifies the existing policies as necessary. New or modified policies/guidelines require approval by the Strategic Credit Committee, chaired by Comerica's Chief Credit Officer and comprised of senior credit, market and risk management executives.
Commercial Loan Portfolio
Commercial loans are underwritten using a comprehensive analysis of the borrower's operations. The underwriting process includes an analysis of some or all of the factors listed below:

•	The borrower's business model and industry characteristics.

•	Periodic review of financial statements including financial statements audited by an independent certified public accountant when appropriate.

•	The proforma financial condition including financial projections.

•	The borrower's sources and uses of funds.

•	The borrower's debt service capacity.

•	The guarantor's financial strength.

•
A comprehensive review of the quality and value of collateral, including independent third-party appraisals of machinery and equipment and commercial real estate, as appropriate, to determine the advance rates.

•	Physical inspection of collateral and audits of receivables, as appropriate.
For additional information specific to our Energy loan portfolio and certain leveraged transactions in our commercial portfolio, please see the captions “Energy Lending” and "Leveraged Loans" on page F-27 of the Financial Section of this report.
Commercial Real Estate (CRE) Loan Portfolio
Comerica's CRE loan portfolio consists of real estate construction and commercial mortgage loans and includes loans to real estate developers and investors and loans secured by owner-occupied real estate. Comerica's CRE loan underwriting policies are consistent with the approach described above and provide maximum loan-to-value ratios that limit the size of a loan to a maximum percentage of the value of the real estate collateral securing the loan. The loan-to-value percentage varies by the type of collateral and is limited by advance rates established by our regulators. Our loan-to-value limitations are, in certain cases, more restrictive than those required by regulators and are influenced by other risk factors such as the financial strength of the borrower or guarantor, the equity provided to the project and the viability of the project itself. CRE loans generally require cash equity. CRE loans are normally originated with full recourse or limited recourse to all principals and owners. There are limitations to the size of a single project loan and to the aggregate dollar exposure to a single guarantor. For additional information specific to our CRE loan portfolio, please see the caption “Commercial Real Estate Lending” on page F-26 of the Financial Section of this report.
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
Comerica does not originate subprime loans. Although a standard industry definition for subprime loans (including subprime mortgage loans) does not exist, Comerica defines subprime loans as specific product offerings for higher risk borrowers, including individuals with one or a combination of high credit risk factors. These credit factors include low FICO scores, poor patterns of payment history, high debt-to-income ratios and elevated loan-to-value. Comerica generally considers subprime FICO scores to be those below 620 on a secured basis (excluding loans with cash or near-cash collateral and adequate income to make payments) and below 660 for unsecured loans. Residential mortgage loans retained in the portfolio are largely relationship based. The remaining loans are typically eligible to be sold on the secondary market. Adjustable-rate loans are limited to standard conventional loan programs. For additional information specific to our residential real estate loan portfolio, please see the caption “Residential Real Estate Lending” on pages F-26 through F-27 of the Financial Section of this report.

EMPLOYEES
As of December 31, 2019, Comerica and its subsidiaries had 7,467 full-time and 481 part-time employees.
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
CREDIT RISK

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
Comerica's business customer base consists, in part, of customers in volatile businesses and industries such as the automotive, commercial real estate, residential real estate and energy industries. These industries are sensitive to global economic conditions, supply chain factors and/or commodities prices. Any decline in one of these businesses or industries could cause increased credit losses, which in turn could adversely affect Comerica. Further, any decline in these businesses or industries could cause decreased borrowings, either due to reduced demand or reductions in the borrowing base available for each customer loan.

For more information regarding certain of Comerica's lines of business, please see "Concentration of Credit Risk," "Automotive Lending," "Commercial Real Estate Lending," "Residential Real Estate Lending" and “Energy Lending” on pages F-25 through F-27 of the Financial Section of this report.

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
Recently, there have been discussions regarding potential changes to U.S. trade policies, legislation, treaties and tariffs, including trade policies and tariffs affecting China, the European Union, Canada and Mexico and retaliatory tariffs by such countries. Tariffs and retaliatory tariffs have been imposed, and additional tariffs and retaliatory tariffs have been proposed. On October 1, 2018, the United States, Canada and Mexico agreed to a new trade deal, the United States-Mexico-Canada Agreement ("USMCA"), to replace the North American Free Trade Agreement. The USMCA, subject to congressional approval, passed the House of Representatives on December 19, 2019 and the Senate on January 16, 2020. The trade deal was signed by President Trump on January 29, 2020. These and any other changes in tariffs, retaliatory tariffs or other trade restrictions on products and materials that Comerica’s customers import or export could cause the prices of their products to increase, which could reduce demand for such products, or reduce customer margins, and adversely impact their revenues, financial results and ability to service debt; in turn, this could adversely affect Comerica’s financial condition and results of operations.
Further, difficult economic conditions may negatively affect consumer confidence levels. A decrease in consumer confidence levels would likely aggravate the adverse effects of these difficult market conditions on Comerica, Comerica's customers and others in the financial institutions industry.
MARKET RISK

•	Governmental monetary and fiscal policies may adversely affect the financial services industry, and therefore impact Comerica's financial condition and results of operations.
Monetary and fiscal policies of various governmental and regulatory agencies, in particular the FRB, affect the financial services industry, directly and indirectly. The FRB regulates the supply of money and credit in the U.S., and its monetary policies determine in a large part Comerica's cost of funds for lending and investing and the return that can be earned on such loans and investments. Changes in such policies, including changes in interest rates, such as recent decreases in the federal funds rate, or changes in the FRB's balance sheet, will influence the origination of loans, the value of investments, the generation of deposits and the rates received on loans and investment securities and paid on deposits. Changes in monetary and fiscal policies are beyond Comerica's control and difficult to predict. Comerica's financial condition and results of operations could be materially adversely impacted by changes in governmental monetary and fiscal policies.

•	Fluctuations in interest rates and their impact on deposit pricing could adversely affect Comerica's net interest income and balance sheet.
The operations of financial institutions such as Comerica are dependent to a large degree on net interest income, which is the difference between interest income from loans and investments and interest expense on deposits and borrowings. Prevailing economic conditions and the trade, fiscal and monetary policies of the federal government and various regulatory agencies all affect market rates of interest and the availability and cost of credit, which in turn significantly affect financial institutions' net interest income and the market value of its investment securities. The Federal Reserve lowered interest rates three times in 2019. A continued low interest rate environment could adversely affect the interest income Comerica earns on loans and investments. For a discussion of Comerica's interest rate sensitivity, please see, “Market and Liquidity Risk” beginning on page F-28 of the Financial Section of this report.
Deposits make up a large portion of Comerica’s funding portfolio. Comerica's funding costs may continue to increase if it raises deposit rates to avoid losing customer deposits, or if it loses customer deposits and must rely on more expensive sources of funding. Higher funding costs will reduce Comerica's net interest margin and net interest income.
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

On July 27, 2017, the United Kingdom’s Financial Conduct Authority, which regulates LIBOR, publicly announced that it intends to stop persuading or compelling banks to submit LIBOR rates after 2021. It is expected that a transition away from the widespread use of LIBOR to alternative rates will occur over the course of the next two years. The Alternative Reference Rates Committee, a steering committee comprised of U.S. financial market participants, selected and the Federal Reserve Bank of New York started in May 2018 to publish the Secured Overnight Finance Rate (“SOFR”) as an alternative to LIBOR. SOFR is a broad measure of the cost of borrowing cash in the overnight U.S. treasury repo market and differs from LIBOR in key respects. At this time, while it is expected that SOFR will be the successor to LIBOR, it is possible that another reference rate will become an accepted alternative to LIBOR.
The market transition away from LIBOR to an alternative reference rate, including SOFR, is complex and could have a range of adverse effects on our business, financial condition and results of operations. In particular, any such transition could:
•adversely affect the interest rates paid or received on, and the revenues and expenses associated with, Comerica’s floating rate obligations, loans, deposits, derivatives, and other financial instruments tied to LIBOR rates, or other securities or financial arrangements given LIBOR’s role in determining market interest rates globally;
•adversely affect the value of Comerica’s floating rate obligations, loans, deposits, derivatives, and other financial instruments tied to LIBOR rates, or other securities or financial arrangements given LIBOR’s role in determining market interest rates globally;
•prompt inquiries or other actions from regulators in respect to Comerica’s preparation and readiness for the replacement of LIBOR with an alternative reference rate;
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
Approximately 75% of Comerica's loans at December 31, 2019 were tied to LIBOR, which excludes the impact of interest rate swaps converting floating-rate loans to fixed. More information regarding the LIBOR transition is available on page F-29 under "LIBOR Transition."
The manner and impact of this transition, as well as the effect of these developments on Comerica’s funding costs, loan and investment and trading securities portfolios, asset-liability management, and business, is uncertain.
LIQUIDITY RISK

•	Comerica must maintain adequate sources of funding and liquidity to meet regulatory expectations, support its operations and fund outstanding liabilities.
Comerica’s liquidity and ability to fund and run its business could be materially adversely affected by a variety of conditions and factors, including financial and credit market disruptions and volatility, a lack of market or customer confidence in financial markets in general, or deposit competition based on interest rates, which may result in a loss of customer deposits or outflows of cash or collateral and/or adversely affect Comerica's ability to access capital markets on favorable terms.
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
Rating agencies regularly evaluate Comerica, and their ratings are based on a number of factors, including Comerica's financial strength as well as factors not entirely within its control, including conditions affecting the financial services industry generally. There can be no assurance that Comerica will maintain its current ratings. In December 2019, Fitch Ratings revised each of Comerica Incorporated and Comerica Bank's outlook from "Stable" to “Negative.” While recent credit rating actions have had little to no detrimental impact on Comerica's profitability, borrowing costs, or ability to access the capital markets, future downgrades to Comerica's or its subsidiaries' credit ratings could adversely affect Comerica's profitability, borrowing costs, or ability to access the capital markets or otherwise have a negative effect on Comerica's results of operations or financial condition. If such a reduction placed Comerica's or its subsidiaries' credit ratings below investment grade, it could also create obligations or liabilities under the terms of existing arrangements that could increase Comerica's costs under such arrangements. Additionally, a downgrade of the credit rating of any particular security issued by Comerica or its subsidiaries could negatively affect the ability of the holders of that security to sell the securities and the prices at which any such securities may be sold.

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
TECHNOLOGY RISK

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
Comerica receives, maintains and stores non-public personal information of Comerica’s customers and counterparties, including, but not limited to, personally identifiable information and personal financial information. The sharing, use, disclosure and protection of this information are governed by federal and state law. Both personally identifiable information and personal financial information is increasingly subject to legislation and regulation, the intent of which is to protect the privacy of personal information that is collected and handled. For example, in June of 2018, the Governor of California signed into law the CCPA. The CCPA, which became effective on January 1, 2020, applies to for-profit businesses that conduct business in California and meet certain revenue or data collection thresholds, including Comerica. For more information regarding data privacy regulation, refer to the “Supervision and Regulation” section of this report.
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
OPERATIONAL RISK

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
Comerica faces the risk of operational disruption, failure or capacity constraints due to its dependency on third party vendors for components of its delivery systems. Third party vendors provide certain key components of Comerica's delivery systems, such as cloud-based computing, networking and storage services, payment processing services, recording and monitoring services, internet connections and network access, clearing agency services, card processing services and trust processing services. While Comerica conducts due diligence prior to engaging with third party vendors and performs ongoing monitoring of vendor controls, it does not control their operations. Further, while Comerica's vendor management policies and practices are designed to comply with current regulations, these policies and practices cannot eliminate this risk. In this context, any vendor failure to properly deliver these services could adversely affect Comerica’s business operations, and result in financial loss, reputational harm, and/or regulatory action.

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
COMPLIANCE RISK

•	Changes in regulation or oversight may have a material adverse impact on Comerica's operations.
Comerica is subject to extensive regulation, supervision and examination by the U.S. Treasury, the Texas Department of Banking, the FDIC, the FRB, the OCC, the CFPB, the SEC, FINRA, DOL, MSRB and other regulatory bodies. Such regulation and supervision governs and limits the activities in which Comerica may engage. Regulatory authorities have extensive discretion in their supervisory and enforcement activities, including the imposition of restrictions on Comerica's operations and ability to make acquisitions, investigations and limitations related to Comerica's securities, the classification of Comerica's assets and determination of the level of Comerica's allowance for loan losses. Any change in such regulation and oversight, whether in the form of regulatory policy, regulations, legislation or supervisory action, may have a material adverse impact on Comerica's business, financial condition or results of operations. The impact of any future legislation or regulatory actions may adversely affect Comerica's businesses or operations.

•	Compliance with stringent capital requirements may adversely affect Comerica.
Comerica is required to satisfy stringent regulatory capital standards, as set forth in the “Supervision and Regulation” section of this report. These requirements, and any other new laws or regulations related to capital and liquidity, could adversely affect Comerica's ability to pay dividends or make share repurchases, or could require Comerica to reduce business levels or to raise capital, including in ways that may adversely affect its results of operations or financial condition and/or existing shareholders. Maintaining higher levels of capital may reduce Comerica's profitability and otherwise adversely affect its business, financial condition, or results of operations.

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
FINANCIAL REPORTING RISK

•	Changes in accounting standards could materially impact Comerica's financial statements.
From time to time accounting standards setters change the financial accounting and reporting standards that govern the preparation of Comerica’s financial statements. These changes can be difficult to predict and can materially impact how Comerica records and reports its financial condition and results of operations. In some cases, Comerica could be required to apply a new or revised standard retroactively, resulting in changes to previously reported financial results, or a cumulative charge to retained earnings. In particular, the Financial Accounting Standards Board (“FASB”) has issued a new accounting standard, CECL, for the recognition and measurement of credit losses for loans and debt securities. The new standard will be effective for Comerica in the first quarter 2020. The anticipated change in loan loss reserves due to CECL is approximately a $17 million decrease to Comerica's credit loss reserves at adoption, as well as a corresponding increase to retained earnings of $13 million and a decrease of $4 million to deferred tax assets.

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

Management has identified certain accounting policies as being critical because they require management's judgment to make difficult, subjective or complex judgments about matters that are uncertain. Materially different amounts could be reported under different conditions or using different assumptions or estimates. Comerica has established detailed policies and control procedures that are intended to ensure these critical accounting estimates and judgments are well controlled and applied consistently. In addition, the policies and procedures are intended to ensure that the process for changing methodologies occurs in an appropriate manner. Because of the uncertainty surrounding management's judgments and the estimates pertaining to these matters, Comerica cannot guarantee that it will not be required to adjust accounting policies or restate prior period financial statements. See “Critical Accounting Policies” on pages F-34 through F-36 of the Financial Section of this report and Note 1 of the Notes to Consolidated Financial Statements located on pages F-45 through F-57 of the Financial Section of this report.
STRATEGIC RISK

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
In addition to banks, Comerica's banking subsidiaries also face competition from other financial intermediaries, including savings and loan associations, consumer and commercial finance companies, leasing companies, venture capital funds, credit unions, investment banks, insurance companies and securities firms. Competition among providers of financial products and services continues to increase as technology advances have lowered the barriers to entry for financial technology companies, with customers having the opportunity to select from a growing variety of traditional and nontraditional alternatives, including crowdfunding, digital wallets and money transfer services. The ability of non-banking financial institutions to provide services previously limited to commercial banks has intensified competition. Because non-banking financial institutions are not subject to many of the same regulatory restrictions as banks and bank holding companies, they can often operate with greater flexibility and lower cost structures.

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
Further, the assimilation of any acquired entity's customers and markets could result in higher than expected deposit attrition, loss of key employees, disruption of Comerica's businesses or the businesses of the acquired entity or otherwise adversely affect Comerica's ability to maintain relationships with customers and employees or achieve the anticipated benefits of the acquisition. These matters could have an adverse effect on Comerica for an undetermined period. Comerica would be subject to similar risks and difficulties in connection with any future decisions to downsize, sell or close units or otherwise change the business mix of Comerica.

GENERAL RISK

•	General political, economic or industry conditions, either domestically or internationally, may be less favorable than expected.
Local, domestic, and international events including economic, financial market, political and industry specific conditions affect the financial services industry, directly and indirectly. The economic environment and market conditions in which Comerica operates continue to be uncertain. While many U.S. economic indicators at the end of 2019 were positive and consistent with an ongoing economic expansion, activity in the U.S. manufacturing sector slowed and trade policy and weak global demand remained major sources of uncertainty for businesses and markets. Conditions related to inflation, recession, unemployment, volatile interest rates, international conflicts, changes in trade policies and other factors, such as real estate values, energy prices, state and local municipal budget deficits, government spending and the U.S. national debt, outside of our control may, directly and indirectly, adversely affect Comerica.

•	Methods of reducing risk exposures might not be effective.
Instruments, systems and strategies used to hedge or otherwise manage exposure to various types of credit, market, liquidity, technology, operational, compliance, financial reporting and strategic risks could be less effective than anticipated. As a result, Comerica may not be able to effectively mitigate its risk exposures in particular market environments or against particular types of risk, which could have a material adverse impact on Comerica's business, financial condition or results of operations.
For more information regarding risk management, please see "Risk Management" on pages F-20 through F-33 of the Financial Section of this report.

•	Catastrophic events may adversely affect the general economy, financial and capital markets, specific industries, and Comerica.
Acts of terrorism, cyber-terrorism, political unrest, war, civil disturbance, armed regional and international hostilities and international responses to these hostilities, natural disasters (including tornadoes, hurricanes, earthquakes, fires, droughts and floods), global health risks or pandemics, or the threat of or perceived potential for these events could have a negative impact on us. Comerica’s business continuity and disaster recovery plans may not be successful upon the occurrence of one of these scenarios, and a significant catastrophic event anywhere in the world could materially adversely affect Comerica's operating results.
In particular, certain of the regions where Comerica operates, including California, Texas, and Florida, are known for being vulnerable to natural disasters, the nature and severity of which may be impacted by climate change. These types of natural catastrophic events have at times disrupted the local economies, Comerica's business and customers, and have caused physical damage to Comerica's property in these regions.
Further, catastrophic events may have an impact on Comerica's customers and in turn, on Comerica.
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
Item 1B.  Unresolved Staff Comments.
None.
Item 2.  Properties.
The executive offices of Comerica are located in the Comerica Bank Tower, 1717 Main Street, Dallas, Texas 75201. Comerica Bank occupies six floors of the building, plus additional space on the building's lower level. Comerica does not own the Comerica Bank Tower space, but has naming rights to the building and leases the space from an unaffiliated third party. The lease for such space used by Comerica and its subsidiaries extends through September 2028. Comerica's Michigan headquarters are located in a 10-story building in the central business district of Detroit, Michigan at 411 W. Lafayette, Detroit, Michigan 48226. Such building is owned by Comerica Bank. As of December 31, 2019, Comerica, through its banking affiliates, operated at a total of 550 locations. This includes banking centers, trust services locations, and/or loan production or other financial services offices, primarily in the States of Texas, Michigan, California, Florida and Arizona. Of the 550 locations, 221 were owned and 329 were leased. As of December 31, 2019, affiliates also operated from leased spaces in Denver, Colorado; Wilmington, Delaware; Oakbrook Terrace, Illinois; Boston, Massachusetts; Minneapolis, Minnesota; Morristown, New Jersey; New York, New York; Memphis, Tennessee; McLean, Virginia; Bellevue, Washington; Monterrey, Mexico; Toronto, Ontario, Canada and Windsor, Ontario, Canada. Comerica and its subsidiaries own, among other properties, a check processing center in Livonia, Michigan, and three buildings in Auburn Hills, Michigan, used mainly for lending functions and operations.
Item 3.  Legal Proceedings.
Please see Note 21 of the Notes to Consolidated Financial Statements located on pages F-92 through F-93 of the Financial Section of this report.

Item 4.   Mine Safety Disclosures.
Not applicable.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market Information, Holders of Common Stock and Dividends
The common stock of Comerica Incorporated is traded on the New York Stock Exchange (NYSE Trading Symbol: CMA). At February 7, 2020, there were approximately 8,695 record holders of Comerica's common stock.
On January 28, 2020, Comerica’s Board of Directors approved a dividend of $0.68 per common share payable on April 1, 2020 to shareholders of record on March 13, 2020, an increase of $0.01 over the prior dividend. Subject to approval of the Board of Directors and applicable regulatory requirements, Comerica expects to continue its policy of paying regular cash dividends on a quarterly basis. A discussion of dividend restrictions applicable to Comerica is set forth in Note 20 of the Notes to Consolidated Financial Statements located on pages F-90 through F-92 of the Financial Section of this report, in the "Capital" section on pages F-17 through F-19 of the Financial Section of this report and in the “Supervision and Regulation” section of this report.
Performance Graph
Our performance graph is available under the caption "Performance Graph" on page F-2 of the Financial Section of this report.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
Authorizations to repurchase up to an additional 15 million shares and 7 million shares of Comerica Incorporated outstanding common stock were announced by the Board on January 22, 2019 and November 5, 2019, respectively. As of December 31, 2019, a total of 87.2 million shares have been authorized for repurchase under the share repurchase program since its inception in 2010. There is no expiration date for Comerica's share repurchase program.
The following table summarizes Comerica's share repurchase activity for the year ended December 31, 2019.

(shares in thousands)	Total Number of Shares Purchased as Part of Publicly Announced Repurchase Plans or Programs	Remaining Repurchase Authorization (a)		Total Number of Shares Purchased (b)	Average Price Paid Per Share
Total first quarter 2019	5,094	14,613	(c)	5,216	$83.48
Total second quarter 2019	5,656	8,957		5,658	75.13
Total third quarter 2019	5,734	3,223		5,739	64.53
October 2019	—	3,223		3	65.47
November 2019	901	9,322	(d)	903	69.90
December 2019	1,225	8,097		1,231	70.84
Total fourth quarter 2019	2,126	8,097		2,137	70.44
Total 2019	18,610	8,097		18,750	$73.67

(a)	Maximum number of shares that may yet be purchased under the publicly announced plans or programs.

(b)
Includes approximately 140,000 shares (including 11,000 shares in the quarter ended December 31, 2019) purchased pursuant to deferred compensation plans and shares purchased from employees to pay for taxes related to restricted stock vesting under the terms of an employee share-based compensation plan during the year ended December 31, 2019. These transactions are not considered part of the Corporation's repurchase program.

(c)	Includes January 2019 equity repurchase authorization for an additional 15 million shares.

(d)	Includes November 2019 equity repurchase authorization for an additional 7 million shares.

Item 6.  Selected Financial Data.
Reference is made to the caption “Selected Financial Data” on page F-3 of the Financial Section of this report.
Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Reference is made to the sections entitled “2019 Overview and 2020 Outlook,” “Results of Operations," "Strategic Lines of Business," "Balance Sheet and Capital Funds Analysis," "Risk Management," "Critical Accounting Policies," "Supplemental Financial Data" and "Forward-Looking Statements" on pages F-4 through F-39 of the Financial Section of this report.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.
Reference is made to the subheadings entitled “Market and Liquidity Risk,” “Operational Risk,” "Technology Risk," “Compliance Risk” and “Strategic Risk” on pages F-28 through F-33 of the Financial Section of this report.

Item 8.  Financial Statements and Supplementary Data.
Reference is made to the sections entitled “Consolidated Balance Sheets,” “Consolidated Statements of Income,” “Consolidated Statements of Comprehensive Income,” “Consolidated Statements of Changes in Shareholders' Equity,” “Consolidated Statements of Cash Flows,” “Notes to Consolidated Financial Statements,” “Report of Management,” “Reports of Independent Registered Public Accounting Firm,” and “Historical Review” on pages F-40 through F-109 of the Financial Section of this report.
Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.
Item 9A.  Controls and Procedures.
Disclosure Controls and Procedures
As required by Rule 13a-15(b) of the Exchange Act, management, including the Chief Executive Officer and Interim Chief Financial Officer, conducted an evaluation as of the end of the period covered by this Annual Report on Form 10-K, of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Based on that evaluation, the Chief Executive Officer and Interim Chief Financial Officer concluded that Comerica's disclosure controls and procedures were effective as of the end of the period covered by this Annual Report on Form 10-K.
Internal Control over Financial Reporting
Management's annual report on internal control over financial reporting and the related attestation report of Comerica's registered public accounting firm are included on pages F-103 and F-104 in the Financial Section of this report.
As required by Rule 13a-15(d) of the Exchange Act, management, including the Chief Executive Officer and Interim Chief Financial Officer, conducted an evaluation of our internal control over financial reporting to determine whether any changes occurred during the last quarter of the fiscal year covered by this Annual Report on Form 10-K that have materially affected, or are reasonably likely to materially affect, Comerica's internal control over financial reporting. Based on that evaluation, the Chief Executive Officer and Interim Chief Financial Officer concluded that there has been no such change during the last quarter of the fiscal year covered by this Annual Report on Form 10-K that has materially affected, or is reasonably likely to materially affect, Comerica's internal control over financial reporting.
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
The remainder of the response to this item will be included under the sections captioned “Information About Nominees,” “Committees and Meetings of Directors,” and “Executive Officers” of Comerica's definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on April 28, 2020, which sections are hereby incorporated by reference.
Item 11.  Executive Compensation.
The response to this item will be included under the sections captioned “Compensation Committee Interlocks and Insider Participation,” “Compensation Discussion and Analysis,” “Compensation of Directors,” “Governance, Compensation and Nominating Committee Report,” “2019 Summary Compensation Table,” “2019 Grants of Plan-Based Awards,” “Outstanding Equity Awards at Fiscal Year-End 2019,” “2019 Option Exercises and Stock Vested,” “Pension Benefits at Fiscal Year-End 2019,” “2019 Nonqualified Deferred Compensation,” “Potential Payments upon Termination or Change of Control at Fiscal Year-End 2019” and "Pay Ratio Disclosure" of Comerica's definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on April 28, 2020, which sections are hereby incorporated by reference.
Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The response to this item will be included under the sections captioned “Security Ownership of Certain Beneficial Owners,” “Security Ownership of Management” and "Securities Authorized for Issuance Under Equity Compensation Plans" of

Comerica's definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on April 28, 2020, which sections are hereby incorporated by reference.
Item 13.  Certain Relationships and Related Transactions, and Director Independence.
The response to this item will be included under the sections captioned “Director Independence,” “Transactions with Related Persons,” and “Information about Nominees” of Comerica's definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on April 28, 2020, which sections are hereby incorporated by reference.
Item 14.  Principal Accountant Fees and Services.
The response to this item will be included under the section captioned “Independent Registered Public Accounting Firm” of Comerica's definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on April 28, 2020, which section is hereby incorporated by reference.

PART IV

Item 15.  Exhibits and Financial Statement Schedules
The following documents are filed as a part of this report:

1.	Financial Statements: The financial statements that are filed as part of this report are included in the Financial Section on pages F-40 through F-106.

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

4.1
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

4.2	Description of Registrant's Securities

9	(not applicable)

10.1†	Comerica Incorporated 2018 Long-Term Incentive Plan (filed as Exhibit 10.1 to Registrant's Current Report on Form 8-K dated April 24, 2018, and incorporated herein by reference).

A†
Form of Standard Comerica Incorporated Restricted Stock Unit Agreement (cliff vesting) under the Comerica Incorporated 2018 Long-Term Incentive Plan (filed as Exhibit 10.2 to Registrant's Current Report on Form 8-K dated April 24, 2018, and incorporated herein by reference).

B†
Form of Standard Comerica Incorporated Restricted Stock Unit Agreement (non-cliff vesting) under the Comerica Incorporated 2018 Long-Term Incentive Plan (filed as Exhibit 10.3 to Registrant's Current Report on Form 8-K dated April 24, 2018, and incorporated herein by reference).

C†
Form of Standard Comerica Incorporated Non-Qualified Stock Option Agreement under the Comerica Incorporated 2018 Long-Term Incentive Plan (filed as Exhibit 10.4 to Registrant's Current Report on Form 8-K dated April 24, 2018, and incorporated herein by reference).

D†
Form of Standard Comerica Incorporated Senior Executive Long-Term Performance Restricted Stock Unit Award Agreement under the Comerica Incorporated 2018 Long-Term Incentive Plan (filed as Exhibit 10.5 to Registrant's Current Report on Form 8-K dated April 24, 2018, and incorporated herein by reference).

E†
Form of Standard Comerica Incorporated Restricted Stock Agreement (cliff vesting) under the Comerica Incorporated 2018 Long-Term Incentive Plan (filed as Exhibit 10.6 to Registrant's Current Report on Form 8-K dated April 24, 2018, and incorporated herein by reference).

F†
Form of Standard Comerica Incorporated Restricted Stock Agreement (non-cliff vesting) under the Comerica Incorporated 2018 Long-Term Incentive Plan (filed as Exhibit 10.7 to Registrant's Current Report on Form 8-K dated April 24, 2018, and incorporated herein by reference).

G†
Form of Standard Comerica Incorporated Senior Executive Long-Term Performance Restricted Stock Unit Award Agreement under the Comerica Incorporated 2018 Long-Term Incentive Plan (2019 version) (filed as Exhibit 10.1G to Registrant's Annual Report on Form 10-K for the year ended December 31, 2018).

10.2†
Comerica Incorporated 2006 Amended and Restated Long-Term Incentive Plan (filed as Exhibit 10.1 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2016, and incorporated herein by reference).

A†
Form of Standard Comerica Incorporated Non-Qualified Stock Option Agreement under the Comerica Incorporated Amended and Restated 2006 Long-Term Incentive Plan (filed as Exhibit 10.7 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2006, and incorporated herein by reference).

B†
Form of Standard Comerica Incorporated Non-Qualified Stock Option Agreement under the Comerica Incorporated Amended and Restated 2006 Long-Term Incentive Plan (2011 version) (filed as Exhibit 10.44 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2010, and incorporated herein by reference).

C†
Form of Standard Comerica Incorporated Non-Qualified Stock Option Agreement under the Comerica Incorporated Amended and Restated 2006 Long-Term Incentive Plan (2012 version) (filed as Exhibit 10.1C to Registrant's Annual Report on Form 10-K for the year ended December 31, 2011, and incorporated herein by reference).

D†
Form of Standard Comerica Incorporated Non-Qualified Stock Option Agreement under the Comerica Incorporated Amended and Restated 2006 Long-Term Incentive Plan (2014 version) (filed as Exhibit 10.1 to Registrant's Current Report on Form 8-K dated January 21, 2014, and incorporated herein by reference).

E†
Form of Standard Comerica Incorporated Non-Qualified Stock Option Agreement under the Comerica Incorporated Amended and Restated 2006 Long-Term Incentive Plan (2014 version 2) (filed as Exhibit 10.1 to Registrant's Current Report on Form 8-K dated July 22, 2014, and incorporated herein by reference).

F†
Form of Standard Comerica Incorporated Non-Qualified Stock Option Agreement under the Comerica Incorporated Amended and Restated 2006 Long-Term Incentive Plan (2015 version) (filed as Exhibit 10.2 to Registrant's Current Report on Form 8-K dated November 10, 2015, and incorporated herein by reference).

G†
Form of Standard Comerica Incorporated Non-Qualified Stock Option Agreement under the Comerica Incorporated Amended and Restated 2006 Long-Term Incentive Plan (2017 version) (filed as Exhibit 10.1G to Registrant's Annual Report on Form 10-K for the year ended December 31, 2016, and incorporated herein by reference).

H†
Form of Standard Comerica Incorporated Restricted Stock Award Agreement (non-cliff vesting) under the Amended and Restated Comerica Incorporated 2006 Long-Term Incentive Plan (2014 version 2) (filed as Exhibit 10.2 to Registrant's Current Report on Form 8-K dated July 22, 2014, and incorporated herein by reference).

I†
Form of Standard Comerica Incorporated Restricted Stock Award Agreement (non-cliff vesting) under the Amended and Restated Comerica Incorporated 2006 Long-Term Incentive Plan (2017 version) (filed as Exhibit 10.1M to Registrant's Annual Report on Form 10-K for the year ended December 31, 2016, and incorporated herein by reference).

J†
Form of Standard Comerica Incorporated Restricted Stock Award Agreement (cliff vesting) under the Comerica Incorporated 2006 Amended and Restated Long-Term Incentive Plan (2017 version) (filed as Exhibit 10.1Q to Registrant's Annual Report on Form 10-K for the year ended December 31, 2016, and incorporated herein by reference).

K†
Form of Standard Comerica Incorporated Restricted Stock Unit Agreement under the Amended and Restated Comerica Incorporated 2006 Long-Term Incentive Plan (2011 version) (filed as Exhibit 10.47 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2010, and incorporated herein by reference).

L†
Form of Standard Comerica Incorporated Restricted Stock Unit Award Agreement under the Amended and Restated Comerica Incorporated 2006 Long-Term Incentive Plan (2018 version - non-cliff vesting) (filed as Exhibit 10.2 to Registrant's Current Report on Form 8-K dated November 8, 2017, and incorporated herein by reference).

M†
Form of Standard Comerica Incorporated Restricted Stock Unit Award Agreement under the Amended and Restated Comerica Incorporated 2006 Long-Term Incentive Plan (2018 version - cliff vesting) (filed as Exhibit 10.3 to Registrant's Current Report on Form 8-K dated November 8, 2017, and incorporated herein by reference).

N†
Form of Standard Comerica Incorporated Senior Executive Long-Term Performance Restricted Stock Unit Award Agreement under the Amended and Restated Comerica Incorporated 2006 Long-Term Incentive Plan (2017 version) (filed as Exhibit 10.1 to Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, and incorporated herein by reference).

O†
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

A†
Form of Standard Comerica Incorporated Non-Employee Director Restricted Stock Unit Agreement under the Comerica Incorporated Amended and Restated Incentive Plan for Non-Employee Directors (filed as Exhibit 10.2 to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2005, and incorporated herein by reference).

B†
Form of Standard Comerica Incorporated Non-Employee Director Restricted Stock Unit Agreement under the Comerica Incorporated Amended and Restated Incentive Plan for Non-Employee Directors (Version 2) (filed as Exhibit 10.6 to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2006, and incorporated herein by reference).

C†
Form of Standard Comerica Incorporated Non-Employee Director Restricted Stock Unit Agreement under the Comerica Incorporated Amended and Restated Incentive Plan for Non-Employee Directors (Version 2.5) (filed as Exhibit 10.48 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2010, and incorporated herein by reference).

D†
Form of Standard Comerica Incorporated Non-Employee Director Restricted Stock Unit Agreement under the Comerica Incorporated Amended and Restated Incentive Plan for Non-Employee Directors (Version 3) (filed as Exhibit 10.1 to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2009, and incorporated herein by reference).

E†
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

A†
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

10.17A†
Restrictive Covenants and General Release Agreement by and between David E. Duprey and Comerica Incorporated dated February 5, 2018 (filed as Exhibit 10.1 to Registrant's Current Report on Form 8-K dated February 8, 2018, and incorporated herein by reference).

10.17B†
Restrictive Covenants and General Release Agreement by and between Michael H. Michalak and Comerica Incorporated dated January 8, 2019 (filed as Exhibit 10.1 to Registrant's Current Report on Form 8-K dated January 11, 2019, and incorporated herein by reference).

10.17C†
Restrictive Covenants and General Release Agreement by and between Muneera S. Carr and Comerica Incorporated dated September 30, 2019 (filed as Exhibit 10.1 to Registrant's Current Report on Form 8-K dated September 30, 2019, and incorporated herein by reference).

10.17D†
Restrictive Covenants and General Release Agreement by and between Ralph W. Babb, Jr. and Comerica Incorporated dated December 17, 2019 (filed as Exhibit 10.1 to Registrant's Current Report on Form 8-K dated December 17, 2019, and incorporated herein by reference).

10.18†
Form of Change of Control Employment Agreement (BE4 and Higher Version without gross-up or window period-current) (filed as Exhibit 10.10 to Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, and incorporated herein by reference).

A†	Schedule of Named Executive Officers Party to Change of Control Employment Agreement (BE4 and Higher Version without gross-up or window period-current).

10.19†
Form of Change of Control Employment Agreement (BE4 and Higher Version without gross-up or window period-2015 version) (filed as Exhibit 10.2 to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, and incorporated herein by reference).

A†	Schedule of Named Executive Officers Party to Change of Control Employment Agreement (BE4 and Higher Version without gross-up or window period-2015 version).

10.20†
Form of Change of Control Employment Agreement (BE4 and Higher Version) (filed as Exhibit 10.1 to Registrant's Current Report on Form 8-K dated November 18, 2008, and incorporated herein by reference).

A†	Schedule of Named Executive Officers Party to Change of Control Employment Agreement (BE4 and Higher Version).

10.21†
Form of Change of Control Employment Agreement (BE4 and Higher Version without gross-up or window period-2009 version) (filed as Exhibit 10.42 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2009, and incorporated herein by reference).

10.22†	Form of Change of Control Employment Agreement (BE2-BE3 Version).

13	(not applicable)

14	(not applicable)

16	(not applicable)

18	(not applicable)

21	Subsidiaries of Registrant.

23.1	Consent of Ernst & Young LLP.

24	(not applicable)

31.1	Chairman, President and CEO Rule 13a-14(a)/15d-14(a) Certification of Periodic Report (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002).

31.2	Executive Vice President, Treasurer and Interim CFO Rule 13a-14(a)/15d-14(a) Certification of Periodic Report (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002).

32	Section 1350 Certification of Periodic Report (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002).

33	(not applicable)

34	(not applicable)

35	(not applicable)

95	(not applicable)

99	(not applicable)

101
Financial statements from the Registrant's Annual Report on Form 10-K for the year ended December 31, 2019, formatted in Inline XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Changes in Shareholders' Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements.

104	The cover page from the Registrant's Annual Report on Form 10-K for the year ended December 31, 2019, formatted in Inline XBRL (included in Exhibit 101).

†	Management contract or compensatory plan or arrangement.

File No. for all filings under Exchange Act, unless otherwise noted: 1-10706.
Item 16.  Form 10-K Summary
Not applicable.

FINANCIAL REVIEW AND REPORTS
Comerica Incorporated and Subsidiaries

PERFORMANCE GRAPH
The graph shown below compares the total returns (assuming reinvestment of dividends) of Comerica Incorporated common stock, the S&P 500 Index, and the KBW Bank Index. The graph assumes $100 invested in Comerica Incorporated common stock (returns based on stock prices per the NYSE) and each of the indices on December 31, 2014 and the reinvestment of all dividends during the periods presented.

Comparison of Five Year Cumulative Total Return
Among Comerica Incorporated, KBW Bank Index, and S&P 500 Index
(Assumes $100 Invested on 12/31/14 and Reinvestment of Dividends)

$300
$275
$250
$225
$200
$175
$150
$125
$100
$75
$50
Comerica Incorporated
KBW Bank Index
S&P 500 Index

	2014	2015	2016	2017	2018	2019
Comerica Incorporated	100	91	151	195	158	171
KBW Bank Index	100	100	129	153	126	172
S&P 500 Index	100	101	113	138	132	174

The performance shown on the graph is not necessarily indicative of future performance.

SELECTED FINANCIAL DATA

(dollar amounts in millions, except per share data)
Years Ended December 31	2019	2018		2017		2016		2015
EARNINGS SUMMARY
Net interest income	$2,339	$2,352		$2,061		$1,797		$1,689
Provision for credit losses	74	(1)		74		248		147
Noninterest income	1,010	976	(a)	1,107		1,051		1,035
Noninterest expenses	1,743	1,794	(a), (b)	1,860	(b)	1,930	(b)	1,827
Provision for income taxes	334	300		491	(c)	193		229
Net income	1,198	1,235		743		477		521
Net income attributable to common shares	1,191	1,227		738		473		515
PER SHARE OF COMMON STOCK
Diluted earnings per common share	$7.87	$7.20		$4.14		$2.68		$2.84
Cash dividends declared	2.68	1.84		1.09		0.89		0.83
Common shareholders’ equity	51.57	46.89		46.07		44.47		43.03
Tangible common equity (d)	47.07	42.89		42.34		40.79		39.33
Market value	71.75	68.69		86.81		68.11		41.83
Average diluted shares (in millions)	151	171		178		177		181
YEAR-END BALANCES
Total assets	$73,402	$70,818		$71,567		$72,978		$71,877
Total earning assets	67,767	65,513		65,880		67,518		66,687
Total loans	50,369	50,163		49,173		49,088		49,084
Total deposits	57,295	55,561		57,903		58,985		59,853
Total medium- and long-term debt	7,269	6,463		4,622		5,160		3,058
Total common shareholders’ equity	7,327	7,507		7,963		7,796		7,560
AVERAGE BALANCES
Total assets	$71,488	$70,724		$71,452		$71,743		$70,247
Total earning assets	66,134	65,410		66,300		66,545		65,129
Total loans	50,511	48,766		48,558		48,996		48,628
Total deposits	55,481	55,935		57,258		57,741		58,326
Total medium- and long-term debt	6,955	5,842		4,969		4,917		2,905
Total common shareholders’ equity	7,308	7,809		7,952		7,674		7,534
CREDIT QUALITY
Total allowance for credit losses	$668	$701		$754		$771		$679
Total nonperforming loans	204	229		410		590		379
Foreclosed property	11	1		5		17		12
Total nonperforming assets	215	230		415		607		391
Net credit-related charge-offs	107	51		92		157		101
Net credit-related charge-offs as a percentage of average total loans	0.21%	0.11%		0.19%		0.32%		0.21%
Allowance for loan losses as a percentage of total period-end loans	1.27	1.34		1.45		1.49		1.29
Allowance for loan losses as a multiple of total nonperforming loans	3.1x	2.9x		1.7x		1.2x		1.7x
RATIOS
Net interest margin	3.54%	3.58%		3.11%		2.71%		2.60%
Return on average assets	1.68	1.75		1.04		0.67		0.74
Return on average common shareholders’ equity	16.39	15.82		9.34		6.22		6.91
Dividend payout ratio	33.71	25.17		25.77		32.48		28.33
Average common shareholders’ equity as a percentage of average assets	10.22	11.04		11.13		10.70		10.73
Common equity tier 1 capital as a percentage of risk-weighted assets	10.13	11.14		11.68		11.09		10.54
Tier 1 capital as a percentage of risk-weighted assets	10.13	11.14		11.68		11.09		10.54
Common equity ratio	9.98	10.60		11.13		10.68		10.52
Tangible common equity as a percentage of tangible assets (d)	9.19	9.78		10.32		9.89		9.70

(a)
Effective January 1, 2018, adoption of "Topic 606: Revenue from Contracts with Customers" (Topic 606) resulted in a change in presentation which records certain costs in the same category as the associated revenues. The effect of this change was to reduce noninterest income and expenses by $145 million for the year ended December 31, 2018.

(b)	Noninterest expenses included restructuring charges of $53 million, $45 million and $93 million in 2018, 2017 and 2016, respectively.

(c)	The provision for income taxes for 2017 was impacted by a $107 million charge to adjust deferred taxes as a result of the enactment of the Tax Cuts and Jobs Act.

(d)	See Supplemental Financial Data section for reconcilements of non-GAAP financial measures.

2019 OVERVIEW AND 2020 OUTLOOK
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
2019 Overview
Full-Year 2019 compared to Full-Year 2018

•	Net income decreased $37 million, or 3 percent, to $1.2 billion. Net income per diluted common share was a record $7.87 in 2019 compared to $7.20 in 2018, an increase of 9 percent.

•
Average loans increased $1.7 billion, or 4 percent, to $50.5 billion. The increase primarily reflected increases in Energy, Mortgage Banker Finance, National Dealer Services, general Middle Market and Commercial Real Estate.

•
Average deposits decreased $454 million to $55.5 billion. Average noninterest-bearing deposits decreased $2.6 billion, or 9 percent, driven by customers shifting balances to interest-bearing deposits and utilizing their deposits to fund growth, acquisitions and capital expenditures as well as choosing other investment options. Average interest-bearing deposits increased $2.1 billion, or 8 percent, driven by increases of $1.3 billion in relationship-based deposits and $703 million in other time deposits.

•
Net interest income decreased $13 million to $2.3 billion, and the net interest margin decreased 4 basis points to 3.54 percent. Both decreases were primarily driven by the impact of higher interest-bearing deposit and debt balances, partially offset by the benefit from higher loan balances and the net impact of higher short-term rates.

•	The provision for credit losses increased $75 million to $74 million in 2019 from a benefit of $1 million in 2018, primarily due to a decline in valuations of select liquidating Energy credits.

•
Noninterest income increased $34 million to $1.0 billion, including growth in card fees, a decrease in losses related to securities repositioning and higher deferred compensation asset returns, partially offset by lower service charges on deposit accounts.

•
Noninterest expenses decreased $51 million to $1.7 billion, primarily reflecting the end of restructuring charges related to the GEAR Up efficiency initiative and lower FDIC insurance expense, partially offset by increased technology-related expenses and outside processing fees.

•	The provision for income taxes increased $34 million to $334 million, primarily due to a $31 million decrease in discrete tax benefits.

•
The Corporation repurchased approximately 18.6 million shares of common stock under the equity repurchase program and issued cash dividends of $2.68 per share, a 46 percent increase. Altogether, $1.8 billion was returned to shareholders, an increase of $141 million.

Full-Year 2020 Outlook
For full-year 2020 compared to full-year 2019 results, management expects the following, assuming a continuation of the current economic and rate environment:

•	Two percent to three percent growth in average loans, reflecting increases in most lines of business, partly offset by declines in Mortgage Banker Finance and National Dealer Services.

•	One percent to two percent increase in average deposits, with a continued focus on attracting and retaining relationship-based deposits.

•	Decrease in net interest income due to:

◦
the net impact of lower interest rates, including a net reduction of $10 million to $15 million in the first quarter of 2020 compared to the fourth quarter of 2019; followed by a modest decrease in each of the remaining quarters of the year as longer-dated assets and liabilities reprice as well as continued hedging activity;

◦	the full-year impact from 2019 funding actions and lower nonaccrual interest recoveries;

◦	partially offset by the benefit from loan growth.

•	Continued strong credit quality, with net credit-related charge-offs similar to 2019 levels (15 basis points to 25 basis points of average total loans).

•
One percent growth in noninterest income, reflecting growth in card fees and fiduciary income, partially offset by lower derivative and warrant income, and assuming no returns on deferred compensation assets.

•
Three percent increase in noninterest expenses, reflecting higher outside processing expenses in line with growing revenue, technology expenditures, typical inflationary pressures and higher pension expense.

•	Income tax expense to be approximately 23 percent of pre-tax income.

•	Common equity Tier 1 capital ratio target of approximately 10 percent.

RESULTS OF OPERATIONS
The following provides a comparative discussion of the Corporation's consolidated results of operations for 2019 compared to 2018. A comparative discussion of results for 2018 compared to 2017 is provided in the "Results of Operations" section beginning on page F-6 of the Corporation's 2018 Annual Report. For a discussion of the Critical Accounting Policies that affect the consolidated results of operations, see the "Critical Accounting Policies" section of this financial review.
Analysis of Net Interest Income

(dollar amounts in millions)
Years Ended December 31	2019			2018			2017
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Commercial loans	$32,053	$1,544	4.82%	$30,534	$1,416	4.64%	$30,415	$1,162	3.82%
Real estate construction loans	3,325	184	5.54	3,155	164	5.21	2,958	124	4.18
Commercial mortgage loans	9,170	447	4.88	9,131	429	4.69	9,005	358	3.97
Lease financing	557	19	3.44	470	18	3.82	509	13	2.63
International loans	1,019	52	5.13	1,021	51	4.97	1,157	47	4.07
Residential mortgage loans	1,929	74	3.85	1,983	75	3.77	1,989	74	3.70
Consumer loans	2,458	119	4.85	2,472	109	4.41	2,525	94	3.70
Total loans (a)	50,511	2,439	4.83	48,766	2,262	4.64	48,558	1,872	3.85

Mortgage-backed securities	9,348	230	2.44	9,099	214	2.28	9,330	202	2.17
Other investment securities	2,772	67	2.43	2,711	51	1.86	2,877	48	1.66
Total investment securities	12,120	297	2.44	11,810	265	2.19	12,207	250	2.05

Interest-bearing deposits with banks	3,360	69	2.05	4,700	91	1.94	5,443	60	1.09
Other short-term investments	143	2	1.26	134	1	0.96	92	—	0.64
Total earning assets	66,134	2,807	4.24	65,410	2,619	3.99	66,300	2,182	3.29

Cash and due from banks	887			1,135			1,209
Allowance for loan losses	(667)			(695)			(728)
Accrued income and other assets	5,134			4,874			4,671
Total assets	$71,488			$70,724			$71,452

Money market and interest-bearing checking deposits	$23,417	214	0.91	$22,378	111	0.50	$21,585	33	0.15
Savings deposits	2,166	1	0.05	2,199	1	0.04	2,133	—	0.02
Customer certificates of deposit	2,522	30	1.18	2,090	10	0.46	2,470	9	0.36
Other time deposits	705	17	2.44	2	—	1.86	1	—	1.10
Foreign office time deposits (b)	27	—	1.39	25	—	1.19	56	—	0.64
Total interest-bearing deposits	28,837	262	0.91	26,694	122	0.46	26,245	42	0.16
Short-term borrowings	369	9	2.39	62	1	1.93	277	3	1.14
Medium- and long-term debt	6,955	197	2.82	5,842	144	2.47	4,969	76	1.51
Total interest-bearing sources	36,161	468	1.29	32,598	267	0.82	31,491	121	0.38

Noninterest-bearing deposits	26,644			29,241			31,013
Accrued expenses and other liabilities	1,375			1,076			996
Total shareholders’ equity	7,308			7,809			7,952
Total liabilities and shareholders’ equity	$71,488			$70,724			$71,452

Net interest income/rate spread		$2,339	2.95		$2,352	3.17		$2,061	2.91

Impact of net noninterest-bearing sources of funds			0.59			0.41			0.20
Net interest margin (as a percentage of average earning assets)			3.54%			3.58%			3.11%

(a)	Nonaccrual loans are included in average balances reported and in the calculation of average rates.

(b)	Includes substantially all deposits by foreign depositors; deposits are primarily in excess of $100,000.

Rate/Volume Analysis

(in millions)
Years Ended December 31	2019/2018			2018/2017
	Increase (Decrease) Due to Rate	Increase (Decrease) Due to Volume (a)	Net Increase (Decrease)	Increase Due to Rate	Increase (Decrease) Due to Volume (a)	Net Increase (Decrease)
Interest Income:
Commercial loans	$54	$74	$128	$248	$6	$254
Real estate construction loans	11	9	20	30	10	40
Commercial mortgage loans	16	2	18	65	6	71
Lease financing	(2)	3	1	6	(1)	5
International loans	1	—	1	11	(7)	4
Residential mortgage loans	1	(2)	(1)	1	—	1
Consumer loans	11	(1)	10	17	(2)	15
Total loans	92	85	177	378	12	390

Mortgage-backed securities	15	1	16	12	—	12
Other investment securities	17	(1)	16	5	(2)	3
Total investment securities	32	—	32	17	(2)	15

Interest-bearing deposits with banks	5	(27)	(22)	46	(15)	31
Other short-term investments	—	1	1	1	—	1
Total interest income	129	59	188	442	(5)	437

Interest Expense:
Money market and interest-bearing checking deposits	96	7	103	74	4	78
Savings deposits	—	—	—	1	—	1
Customer certificates of deposit	10	10	20	3	(2)	1
Other time deposits	—	17	17	—	—	—
Total interest-bearing deposits	106	34	140	78	2	80

Short-term borrowings	—	8	8	2	(4)	(2)
Medium- and long-term debt	16	37	53	50	18	68
Total interest expense	122	79	201	130	16	146

Net interest income	$7	$(20)	$(13)	$312	$(21)	$291

(a)	Rate/volume variances are allocated to variances due to volume.
Net interest income is the difference between interest earned on assets and interest paid on liabilities. Gains and losses related to risk management interest rate swaps that convert fixed rate debt to a floating rate and qualify as fair value hedges are included in interest expense on medium- and long-term debt. Additionally, the portion of gains and losses on risk management interest rate swaps that convert variable-rate loans to fixed rates through cash flow hedges that relate to the earnings effect of the hedged loans during the period are included in loan interest income. Refer to the Analysis of Net Interest Income and the Rate/Volume Analysis tables above for an analysis of net interest income for the years ended December 31, 2019, 2018 and 2017 and details of the components of the change in net interest income for 2019 compared to 2018 as well as 2018 compared to 2017.
Net interest income was $2.3 billion, a decrease of $13 million. The impact to net interest income from higher balances of interest-bearing sources of funds and lower balances with the Federal Reserve Bank (FRB) (included in interest-bearing deposits with banks) was mostly offset by higher loan balances and the net impact of higher short-term rates. Earning assets increased $724 million, primarily reflecting increases of $1.7 billion in loans and $310 million in investment securities, partially offset by a $1.3 billion decrease in interest-bearing deposits with banks. Interest-bearing sources increased $3.6 billion, primarily reflecting a $2.1 billion increase in interest-bearing deposits and a $1.1 billion increase in medium- and long-term debt.
The net interest margin decreased 4 basis points to 3.54 percent, from 3.58 percent, primarily reflecting higher balances of interest-bearing sources of funds, mostly offset by a decrease in lower-yielding FRB deposit balances, higher loan balances and the net impact of higher short-term rates.
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

Provision for Credit Losses
The provision for credit losses was $74 million, compared to a benefit of $1 million. The provision for credit losses includes both the provision for loan losses and the provision for credit losses on lending-related commitments.
The provision for loan losses is recorded to maintain the allowance for loan losses at the level deemed appropriate by the Corporation to cover probable credit losses inherent in the portfolio. The provision for loan losses was $73 million, an increase of $62 million compared to $11 million, primarily driven by an increase in Energy reserves due to a decline in valuations of select liquidating Energy credits. Net loan charge-offs increased $56 million to $107 million, or 0.21 percent of average total loans, compared to $51 million, or 0.11 percent. The increase was driven by an $80 million increase in Energy net loan charge-offs, to $86 million.
The provision for credit losses on lending-related commitments is recorded to maintain reserves at the level deemed appropriate by the Corporation to cover probable credit losses inherent in lending-related commitments. The provision for credit losses on lending-related commitments was a provision of $1 million, an increase of $13 million compared to a benefit of $12 million. The benefit in 2018 primarily reflected a decrease in Energy commitments. There were no lending-related commitment charge-offs in 2019 and 2018.
For further discussion of the allowance for loan losses and the allowance for credit losses on lending-related commitments, including the methodology used in the determination of the allowances and an analysis of the changes in the allowances, refer to Note 1 to the consolidated financial statements and the "Credit Risk" section of this financial review.
Noninterest Income

(in millions)
Years Ended December 31	2019	2018	2017 (a)
Card fees	$257	$244	$333
Fiduciary income	206	206	198
Service charges on deposit accounts	203	211	227
Commercial lending fees	91	85	85
Foreign exchange income	44	47	45
Bank-owned life insurance	41	39	43
Letter of credit fees	38	40	45
Brokerage fees	28	27	23
Net securities losses	(7)	(19)	—
Other noninterest income (b)	109	96	108
Total noninterest income	$1,010	$976	$1,107

(a)
Card fees and fiduciary income in 2017 do not reflect the 2018 adoption of new accounting guidance for revenue from contracts with customers (Accounting Standards Codification Topic 606). Refer to page F-8 of the "Results of Operations" section in the Corporation's 2018 Annual Report for further information.

(b)	The table below provides further details on certain categories included in other noninterest income.
Noninterest income increased $34 million to $1.0 billion, compared to $976 million. The change in noninterest income included losses of $8 million and $20 million related to repositioning of the securities portfolio in 2019 and 2018, respectively, and an $11 million increase in deferred compensation asset returns (offset in noninterest expenses). The remaining $11 million increase was primarily due to increases in card fees, commercial lending fees and customer derivative income, partially offset by a decrease in service charges on deposit accounts.
Card fees consist primarily of interchange and other fee income earned on government prepaid card, commercial card, debit/Automated Teller Machine (ATM) card and merchant payment processing services. Card fees increased $13 million, or 5 percent. The increase was primarily due to volume-driven increases in merchant payment processing services and government card programs.
Service charges on deposit accounts consist primarily of charges on retail and business accounts, including fees for treasury management services. Service charges on deposit accounts decreased $8 million, or 3 percent. The decrease primarily reflected higher earnings credit allowances provided on commercial customer deposit balances due to the increase in short-term interest rates.
Commercial lending fees include the assessments on the unused portion of lines of credit (unused commitment fees), syndication agent fees and loan servicing fees. These fees increased $6 million, or 7 percent, primarily reflecting an increase in syndication agent fees.
Other noninterest income increased $13 million, or 13 percent, driven by increases of $11 million in deferred compensation asset returns (offset in noninterest expenses) and $6 million in customer derivative income as well as a $6 million gain on the sale of the Corporation's Health Savings Account business as illustrated in the following table. These increases were partially offset by decreases of $5 million due to the wind down of a retirement savings program in 2018 and $4 million in income from tax-credit investments (both included in all other noninterest income).

(in millions)
Years Ended December 31	2019	2018	2017
Customer derivative income	$32	$26	$26
Investment banking fees	6	9	9
Securities trading income	9	8	8
Income from principal investing and warrants	7	4	6
Deferred compensation asset returns (a)	9	(2)	8
Net gain on sale of business (b)	6	—	—
All other noninterest income	40	51	51
Other noninterest income	$109	$96	$108

(a)
Compensation deferred by the Corporation's officers and directors is invested based on investment selections of the officers and directors. Income earned on these assets is reported in noninterest income and the offsetting change in deferred compensation plan liabilities is reported in salaries and benefits expense.

(b)	Gain on sale of the Corporation's Health Savings Account business.
Noninterest Expenses

(in millions)
Years Ended December 31	2019	2018	2017 (a)
Salaries and benefits expense	$1,020	$1,009	$961
Outside processing fee expense	264	255	366
Occupancy expense	154	152	154
Software expense	117	125	126
Equipment expense	50	48	45
Advertising expense	34	30	28
FDIC insurance expense	23	42	51
Restructuring charges	—	53	45
Other noninterest expenses	81	80	84
Total noninterest expenses	$1,743	$1,794	$1,860

(a)
Outside processing fee expense in 2017 does not reflect the 2018 adoption of new accounting guidance for revenue from contracts with customers (Accounting Standards Codification Topic 606). Refer to page F-8 of the "Results of Operations" section in the Corporation's 2018 Annual Report for further information.

Noninterest expenses decreased $51 million to $1.7 billion. Excluding $53 million in restructuring charges completed in 2018, noninterest expenses increased $2 million, primarily due to increases in salaries and benefits expense, outside processing fees, advertising expense and smaller increases in various other categories, mostly offset by decreases in FDIC insurance expense, pension expense and software expense.
Salaries and benefits expense increased $11 million, or 1 percent. The increase in salaries and benefits expense was driven by higher technology-related labor costs, deferred compensation expense (offset in noninterest income) and merit increases, partially offset by lower incentive compensation tied to financial performance.
Outside processing fee expense increased $9 million, or 3 percent, compared to $255 million in 2018, primarily due to volume-driven increases in merchant payment and government card processing expenses tied to card fee revenues, increased hosting expenses associated with migrating to cloud-based platforms and a $4 million vendor transition fee incurred in 2019, partially offset by a $7 million reduction in processing expenses related to the end of a retirement savings program in 2018.
Software expense decreased $8 million, or 6 percent, primarily reflecting a decrease in software depreciation expense, as several large internally developed applications became fully depreciated in 2018 and 2019.
FDIC insurance expense decreased $19 million, or 45 percent, primarily due to the completion of FDIC surcharges in 2018.
Advertising expense increased $4 million, or 16 percent, primarily due to increased marketing expenses related to digital banking technologies as well as an increase in sponsorship expenses, reflecting recent agreements with sports franchises.
Other noninterest expenses included a decrease of $14 million in other pension and postretirement benefit costs, mostly offset by increases of $5 million due to a state business tax refund in 2018 and $3 million each in operational losses and consulting fees.

Income Taxes and Related Items
The provision for income taxes was $334 million in 2019, compared to $300 million in 2018. The $34 million increase in the provision for income taxes primarily reflected a $31 million decrease in discrete tax benefits, to $17 million in 2019 from $48 million in 2018. The discrete tax benefit in 2018 primarily resulted from a review of certain tax capitalization and recovery positions related to software and fixed assets included in the 2017 tax return and tax benefits of $22 million from employee stock transactions. The discrete benefit in 2019 included $5 million from adjustments to annual state tax filings in third quarter of 2019 and tax benefits of $12 million from employee stock transactions.
Net deferred tax assets were $42 million at December 31, 2019, compared to $166 million at December 31, 2018. Refer to Note 18 to the consolidated financial statements for information about the components of net deferred tax assets. Deferred tax assets of $329 million were evaluated for realization and it was determined that a valuation allowance of $3 million related to state net operating loss carryforwards was needed at both December 31, 2019 and 2018. These conclusions were based on available evidence of projected future reversals of existing taxable temporary differences, assumptions made regarding future events and, when applicable, state loss carryback capacity.

STRATEGIC LINES OF BUSINESS
The Corporation has strategically aligned its operations into three major business segments: the Business Bank, the Retail Bank and Wealth Management. These business segments are differentiated based on the type of customer and the related products and services provided. In addition to the three major business segments, the Finance Division is also reported as a segment. The Other category includes items not directly associated with the business segments or the Finance segment. The performance of the business segments is not comparable with the Corporation's consolidated results and is not necessarily comparable with similar information for any other financial institution. Additionally, because of the interrelationships of the various segments, the information presented is not indicative of how the segments would perform if they operated as independent entities. Market segment results are also provided for the Corporation's three primary geographic markets: Michigan, California and Texas. In addition to the three primary geographic markets, Other Markets is also reported as a market segment. Note 22 to the consolidated financial statements describes the Corporation's segment reporting methodology as well as the business activities of each business segment and presents financial results of the business and market segments for the years ended December 31, 2019, 2018 and 2017.
The Corporation's management accounting system assigns balance sheet and income statement items to each segment using certain methodologies, which are regularly reviewed and refined. These methodologies may be modified as the management accounting system is enhanced and changes occur in the organizational structure and/or product lines.
Net interest income for each segment reflects the interest income generated by earning assets less interest expense on interest-bearing liabilities plus the net impact from associated internal funds transfer pricing (FTP). The FTP methodology allocates credits to each business segment for deposits and other funds provided as well as charges for loans and other assets being funded. FTP crediting rates on deposits and other funds provided reflect the long-term value of deposits and other funding sources based on their implied maturities. FTP charge rates for funding loans and other assets reflect a matched cost of funds based on the pricing and duration characteristics of the assets. Therefore, net interest income for each segment primarily reflects the volume and associated FTP impacts of loan and deposit levels. As overall market rates were higher in 2019, business segments, particularly those focused on generating deposits, benefited from higher FTP crediting rates on deposits compared to the prior year. Similarly, FTP charges for funding loans were higher in 2019. Effective January 1, 2019, the Corporation prospectively discontinued allocating an additional FTP charge for the cost of maintaining liquid assets to support potential draws on unfunded loan commitments.
The following sections present a summary of the performance of each of the Corporation's business and market segments for 2019 compared to 2018.
Business Segments
The following table presents net income (loss) by business segment.

(dollar amounts in millions)
Years Ended December 31	2019		2018		2017
Business Bank	$1,021	82%	$1,024	85%	$755	90%
Retail Bank	83	7	65	5	(6)	(1)
Wealth Management	140	11	121	10	87	11
	1,244	100%	1,210	100%	836	100%
Finance (a)	(56)		(1)		(23)
Other (b)	10		26		(70)
Total	$1,198		$1,235		$743

(a)	Included losses, net of tax, of $6 million and $15 million in 2019 and 2018, respectively, due to repositioning the securities portfolio.

(b)	Included net discrete tax benefits of $17 million and $48 million in 2019 and 2018, respectively, and a net discrete tax charge of $72 million in 2017.
The Business Bank's net income decreased $3 million to $1.0 billion. Average loans increased $1.9 billion and average deposits decreased $1.1 billion. Net interest income increased $42 million to $1.7 billion. An increase in loan income of $160 million was partially offset by a $57 million increase in allocated net FTP charges and a $61 million increase in deposit costs. The provision for credit losses increased $82 million to $88 million, primarily reflecting an increase in Energy reserves. Net credit-related charge-offs increased $59 million to $111 million, primarily due to a decline in valuations of select liquidating Energy credits, partially offset by decreases in general Middle Market and Technology and Life Sciences. Noninterest income increased $8 million, primarily reflecting increases of $12 million in card fees and $6 million in commercial lending fees, partially offset by a $4 million decrease in income from tax credit investments, as well as smaller decreases in other categories. Excluding restructuring charges of $30 million in 2018, noninterest expenses decreased $22 million, primarily reflecting decreases of $15 million in corporate overhead and $14 million in FDIC insurance expense, partially offset by an increase of $7 million in outside processing fee expense.

The Retail Bank's net income increased $18 million to $83 million. Net interest income increased $20 million to $568 million. Increases of $58 million in allocated net FTP credits and $9 million in loan income were partially offset by a $47 million increase in deposit costs. The provision for credit losses decreased $3 million to a benefit of $4 million. Noninterest income decreased $5 million, primarily reflecting a $5 million decrease due to the end of a retirement savings program in 2018 and a $5 million decrease in service charges on deposit accounts, partially offset by a $6 million gain on the 2019 sale of the Corporation's HSA business and smaller increases in other categories. Excluding restructuring charges of $15 million in 2018, noninterest expenses increased $9 million, primarily reflecting increases of $16 million in corporate overhead and $4 million in equipment expense, primarily related to banking center modernization, partially offset by decreases of $7 million in outside processing fee expense, due to the end of a retirement savings program in 2018, and $4 million in FDIC insurance expense.
Wealth Management's net income increased $19 million to $140 million. Net interest income increased $2 million to $183 million. The provision for credit losses decreased $11 million to a benefit of $14 million. Net credit-related recoveries increased $4 million. Noninterest income increased $4 million to $270 million, primarily reflecting an increase of $2 million in customer derivative income. Excluding restructuring charges of $8 million in 2018, noninterest expenses were stable.
The Finance segment's net loss increased $55 million to $56 million. Net interest expense increased $80 million to $126 million, primarily reflecting an increase in other time deposits and higher levels of wholesale funding. Net income also benefited from a $12 million decrease in losses related to securities repositioning.
Market Segments
The following table presents net income (loss) by market segment.

(dollar amounts in millions)
Years Ended December 31	2019		2018		2017
Michigan	$369	30%	$326	27%	$247	30%
California	456	36	379	31	232	27
Texas	119	10	228	19	175	21
Other Markets	300	24	277	23	182	22
	1,244	100%	1,210	100%	836	100%
Finance & Other (a)	(46)		25		(93)
Total	$1,198		$1,235		$743

(a)
Included net discrete tax benefits of $17 million and $48 million in 2019 and 2018, respectively, and a net discrete tax charge of $72 million in 2017, as well as losses, net of tax, of $6 million and $15 million in 2019 and 2018, respectively, due to repositioning the securities portfolio.

The Michigan market's net income increased $43 million to $369 million. Average loans increased $22 million and average deposits decreased $689 million. Net interest income increased $2 million to $729 million. Increases of $27 million in loan income and $23 million in allocated net FTP credits were partially offset by a $48 million increase in deposit costs. The provision for credit losses decreased $41 million to a benefit of $11 million, primarily reflecting decreases in general Middle Market, National Dealer Services and Small Business. Net credit-related charge-offs increased $4 million to $11 million. Noninterest income decreased $5 million, primarily reflecting a $4 million decrease in service charges on deposit accounts. Excluding restructuring charges of $16 million in 2018, noninterest expenses decreased $7 million, primarily reflecting decreases of $6 million each in FDIC insurance expense and corporate overhead, partially offset by a $2 million increase in outside processing fee expense and smaller increases in other categories.
The California market's net income increased $77 million to $456 million. Average loans increased $257 million and average deposits decreased $107 million. Net interest income increased $23 million to $811 million. An increase of $56 million in loan income and a decrease of $12 million in allocated net FTP charges were partially offset by a $45 million increase in deposit costs. The provision for credit losses decreased $59 million to a benefit of $33 million, primarily reflecting decreases in Technology and Life Sciences, general Middle Market and Private Banking, partially offset by increases in Corporate Banking and Entertainment. Net credit-related charge-offs decreased $19 million to $8 million, primarily reflecting decreases in general Middle Market, as well as Technology and Life Sciences. Noninterest income increased $9 million to $173 million, primarily reflecting increases of $5 million in commercial lending fees and $4 million in warrant income. Excluding restructuring charges of $15 million in 2018, noninterest expenses decreased $3 million, primarily reflecting decreases of $6 million in FDIC insurance expense and $3 million in salaries and benefits expense, partially offset by a $4 million increase in corporate overhead and smaller increases in other categories.
The Texas market's net income decreased $109 million to $119 million. Average loans increased $804 million and average deposits decreased $212 million. Net interest income increased $19 million to $493 million. An increase in loan income of $54 million was partially offset by increases of $20 million in allocated net FTP charges and $15 million in deposit costs. The provision for credit losses increased $172 million to $119 million from a benefit of $53 million, primarily reflecting an increase in Energy, partially offset by a decrease in Technology and Life Sciences. Net credit-related charge-offs increased $81 million to $93 million, primarily reflecting an increase in Energy. Noninterest income was stable. Excluding restructuring charges of $15 million in 2018, noninterest expenses decreased $5 million, primarily reflecting decreases of $3 million each in salaries and benefits expense and FDIC insurance expense.
Other Markets' net income increased $23 million to $300 million. Average loans increased $662 million and average deposits decreased $239 million. Net interest income increased $20 million to $373 million. An increase in loan income of $40 million was partially offset by increases of $11 million in allocated net FTP charges and $9 million in deposit costs. The provision for credit losses decreased $4 million to a benefit of $5 million from a benefit of $1 million. Net credit-related charge-offs decreased $10 million to net recoveries of $5 million, primarily reflecting decreases in Small Business and Private Banking. Noninterest income increased $6 million due to a $7 million increase in card fees. Excluding restructuring charges of $7 million in 2018, noninterest expenses were unchanged in 2019.
Net income for the Finance & Other category decreased $71 million to a net loss of $46 million from net income of $25 million. Net interest income decreased $77 million to net interest expense of $67 million, primarily reflecting an increase in other time deposits and higher levels of wholesale funding. Net income was also impacted by a $31 million decrease in discrete tax benefits, partially offset by a $12 million decrease in losses related to securities repositioning.
The following table lists the Corporation's banking centers by geographic market segment.

December 31	2019	2018	2017
Michigan	192	193	194
Texas	123	122	122
California	96	96	97
Other Markets:
Arizona	17	17	17
Florida	7	7	7
Canada	1	1	1
Total Other Markets	25	25	25
Total	436	436	438

BALANCE SHEET AND CAPITAL FUNDS ANALYSIS
Analysis of Investment Securities and Loans

(in millions)
December 31	2019	2018		2017	2016	2015
Investment securities available-for-sale:
U.S. Treasury and other U.S. government agency securities	$2,792	$2,727		$2,727	$2,779	$2,763
Residential mortgage-backed securities (a)	9,606	9,318	(b)	8,124	7,872	7,545
State and municipal securities	—	—		5	7	9
Corporate debt securities	—	—		—	—	1
Equity and other non-debt securities	—	—		82	129	201
Total investment securities available-for-sale	12,398	12,045		10,938	10,787	10,519
Investment securities held to maturity:
Residential mortgage-backed securities (a)	—	—	(b)	1,266	1,582	1,981
Total investment securities	$12,398	$12,045		$12,204	$12,369	$12,500
Commercial loans	$31,473	$31,976		$31,060	$30,994	$31,659
Real estate construction loans	3,455	3,077		2,961	2,869	2,001
Commercial mortgage loans	9,559	9,106		9,159	8,931	8,977
Lease financing	588	507		468	572	724
International loans:
Banks and other financial institutions	—	—		4	2	—
Commercial and industrial	1,009	1,013		979	1,256	1,368
Total international loans	1,009	1,013		983	1,258	1,368
Residential mortgage loans	1,845	1,970		1,988	1,942	1,870
Consumer loans:
Home equity	1,711	1,765		1,816	1,800	1,720
Other consumer	729	749		738	722	765
Total consumer loans	2,440	2,514		2,554	2,522	2,485
Total loans	$50,369	$50,163		$49,173	$49,088	$49,084

(a)	Issued and/or guaranteed by U.S. government agencies or U.S. government-sponsored enterprises.

(b)
Effective with the adoption of ASU 2017-12 “Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities” on January 1, 2018, the Corporation transferred residential mortgage-backed securities with a book value of approximately $1.3 billion from held-to-maturity to available-for-sale.

Earning Assets
Loans
On a period-end basis, total loans increased $206 million to $50.4 billion at December 31, 2019, compared to $50.2 billion at December 31, 2018. Average total loans increased $1.7 billion to $50.5 billion in 2019, compared to $48.8 billion in 2018. The following tables provide information about the changes in the Corporation's average loan portfolio in 2019, compared to 2018.

(dollar amounts in millions)				Percent Change
Years Ended December 31	2019	2018	Change
By Business Line:
General Middle Market	$12,134	$11,800	$334	3%
National Dealer Services	7,652	7,294	358	5
Energy	2,449	1,868	581	31
Equity Fund Services	2,570	2,408	162	7
Technology and Life Sciences	1,265	1,400	(135)	(10)
Environmental Services	1,200	1,099	101	9
Entertainment	739	731	8	1
Total Middle Market	28,009	26,600	1,409	5
Corporate Banking	4,231	4,337	(106)	(2)
Mortgage Banker Finance	2,150	1,716	434	25
Commercial Real Estate	5,595	5,287	308	6
Small Business	3,487	3,678	(191)	(5)
Total Business Bank	43,472	41,618	1,854	4
Total Retail Bank	2,104	2,067	37	2
Total Wealth Management	4,935	5,081	(146)	(3)
Total loans	$50,511	$48,766	$1,745	4%
By Loan Type:
Commercial	$32,053	$30,534	$1,519	5%
Real estate construction loans	3,325	3,155	170	5
Commercial mortgage loans	9,170	9,131	39	—
Lease financing	557	470	87	19
International loans	1,019	1,021	(2)	—
Residential mortgage loans	1,929	1,983	(54)	(3)
Consumer loans:
Home equity	1,769	1,749	20	1
Other consumer	689	723	(34)	(5)
Total consumer loans	2,458	2,472	(14)	(1)
Total loans	$50,511	$48,766	$1,745	4%
By Geographic Market:
Michigan	$12,553	$12,531	$22	—%
California	18,540	18,283	257	1
Texas	10,616	9,812	804	8
Other Markets	8,802	8,140	662	8
Total loans	$50,511	$48,766	$1,745	4%
Middle Market business lines generally serve customers with annual revenue between $30 million and $500 million. Within the Middle Market business lines, the largest changes were increases in Energy, National Dealer Services and General Middle Market. Customers in the Energy business line are primarily engaged in the oil and gas businesses. The $581 million increase in average Energy loans primarily reflected reduced capital market activity, which drove higher utilization. For more information on Energy loans, refer to "Energy Lending" in the "Risk Management" section of this financial review. National Dealer Services provides floor plan inventory financing and commercial mortgages to auto dealerships. The $358 million increase in average National Dealer Services loans and the $334 million increase in General Middle Market loans largely reflected the expansion of new and existing relationships.

Mortgage Banker Finance provides short-term, revolving lines of credit to independent mortgage banking companies and therefore partly reflects the level of home sales and refinancing activity in the market as a whole. The $434 million increase was primarily due to elevated refinancing activity and new customer acquisition.
Investment Securities

	Maturity (a)										Weighted Average Maturity
(dollar amounts in millions)	Within 1 Year		1 - 5 Years		5 - 10 Years		After 10 Years		Total
December 31, 2019	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Years
U.S. Treasury and other U.S. government agency securities	$30	1.68%	$2,762	2.48%	$—	—%	$—	—%	$2,792	2.47%	2.2
Residential mortgage-backed securities (b)	—	—	132	3.62	1,013	2.26	8,461	2.42	9,606	2.42	22.3
Total investment securities	$30	1.68%	$2,894	2.53%	$1,013	2.26%	$8,461	2.42%	$12,398	2.43%	17.9
(a)Based on final contractual maturity.
(b)Issued and/or guaranteed by U.S. government agencies or U.S. government-sponsored enterprises.
Investment securities increased $353 million to $12.4 billion at December 31, 2019, from $12.0 billion at December 31, 2018. At December 31, 2019, the weighted-average expected life of the Corporation's residential mortgage-backed securities portfolio was approximately 2.9 years. On an average basis, investment securities increased $310 million to $12.1 billion in 2019, compared to $11.8 billion in 2018. The increase was primarily due unrealized gains due to lower interest rates.
The Corporation repositioned treasury securities by selling $1.0 billion in 2019 and $1.3 billion in 2018 and purchasing higher yielding treasuries. This resulted in after-tax losses of $6 million and $15 million in 2019 and 2018, respectively.
Interest-Bearing Deposits with Banks and Other Short-Term Investments
Interest-bearing deposits with banks primarily include deposits with the Federal Reserve Bank (FRB) and also include deposits with banks in developed countries or international banking facilities of foreign banks located in the United States. Interest-bearing deposits with banks are mostly used to manage liquidity requirements of the Corporation. Interest-bearing deposits with banks increased $1.7 billion to $4.8 billion at December 31, 2019. On an average basis, interest-bearing deposits with banks decreased $1.3 billion to $3.4 billion in 2019.
Other short-term investments include federal funds sold, trading securities, money market investments and loans held-for-sale. Substantially all trading securities are deferred compensation plan assets. Loans held-for-sale typically represent residential mortgage loans originated with management's intention to sell and, from time to time, other loans that are transferred to held-for-sale. Other short-term investments increased $21 million to $155 million at December 31, 2019. On an average basis, other short-term investments increased $9 million to $143 million in 2019.
Deposits and Borrowed Funds
At December 31, 2019, total deposits were $57.3 billion, an increase of $1.7 billion, or 3 percent, compared to $55.6 billion at December 31, 2018. The increase reflects an increase of $3.0 billion, or 11 percent, in interest-bearing deposits, partially offset by a decrease of $1.3 billion, or 5 percent, in noninterest-bearing deposits. The Corporation's average deposits and borrowed funds balances are detailed in the following table.

(dollar amounts in millions)				Percent Change
Years Ended December 31	2019	2018	Change
Noninterest-bearing deposits	$26,644	$29,241	$(2,597)	(9)%
Money market and interest-bearing checking deposits	23,417	22,378	1,039	5
Savings deposits	2,166	2,199	(33)	(2)
Customer certificates of deposit	2,522	2,090	432	21
Other time deposits	705	2	703	n/m
Foreign office time deposits	27	25	2	10
Total deposits	$55,481	$55,935	$(454)	(1)%
Short-term borrowings	$369	$62	$307	n/m
Medium- and long-term debt	6,955	5,842	1,113	19
Total borrowed funds	$7,324	$5,904	$1,420	24%
n/m - not meaningful
Average deposits decreased $454 million to $55.5 billion in 2019, compared to $55.9 billion in 2018, reflecting a decrease of $2.6 billion in noninterest-bearing deposits, partially offset by an increase of $2.1 billion in interest-bearing deposits. The decline in noninterest-bearing deposits was primarily the result of customers shifting balances to interest-bearing deposits and utilizing their deposits to fund growth, acquisitions and capital expenditures as well as choosing other investment options. The increase in interest-bearing deposits reflected increases of $1.3 billion in relationship-based deposits and $703 million in other time deposits. Other time deposits, primarily brokered deposits, provided low-cost, flexible funding.
Short-term borrowings totaled $71 million at December 31, 2019, an increase of $27 million compared to $44 million at December 31, 2018. Short-term borrowings primarily include federal funds purchased, short-term FHLB advances and securities sold under agreements to repurchase. Average short-term borrowings increased $307 million, to $369 million in 2019, compared to $62 million in 2018.
Total medium- and long-term debt at December 31, 2019 increased $806 million to $7.3 billion, compared to $6.5 billion at December 31, 2018. The increase in medium- and long-term debt reflected issuances of $550 million of long-term notes and $500 million of medium-term notes, partially offset by the maturity of $350 million of medium-term notes. The Corporation uses medium- and long-term debt, which includes long-term FHLB advances, medium- and long-term senior notes as well as subordinated notes, to provide funding to support earning assets, liquidity and regulatory capital. Average medium- and long-term debt increased $1.1 billion, or 19 percent, to $7.0 billion in 2019, compared to $5.8 billion in 2018.
Further information on medium- and long-term debt is provided in Note 12 to the consolidated financial statements.
Capital
Total shareholders' equity decreased $180 million to $7.3 billion at December 31, 2019, compared to $7.5 billion at December 31, 2018. The following table presents a summary of changes in total shareholders' equity in 2019.

(in millions)
Balance at January 1, 2019		$7,507
Cumulative effect of change in accounting principles		(14)
Net income		1,198
Cash dividends declared on common stock		(398)
Purchase of common stock		(1,380)
Other comprehensive income:
Investment securities	$203
Cash flow hedges	34
Defined benefit and other postretirement plans	137
Total other comprehensive income		374
Issuance of common stock under employee stock plans		1
Share-based compensation		39
Balance at December 31, 2019		$7,327
Further information about other comprehensive income is provided in the Consolidated Statements of Comprehensive Income and Note 14 to the consolidated financial statements.
The Corporation expects to continue to return capital to shareholders with a target of maintaining a common equity Tier 1 capital ratio of approximately 10 percent. At December 31, 2019, the Corporation's Tier 1 capital ratio was 10.13 percent. The timing and ultimate amount of future distributions will be subject to various factors including financial performance, capital needs and market conditions.
The Board of Directors (the Board) authorized additional share repurchases of up to 15 million shares and 7 million shares of Comerica Incorporated common stock in January 2019 and November 2019, respectively, in addition to the 4.7 million shares remaining at December 31, 2018 under the Board's prior authorizations for the share repurchase program. During 2019, the Corporation repurchased 18.6 million shares for a total of $1.4 billion. At December 31, 2019, 8.1 million shares remained authorized for repurchase under the share repurchase program. Repurchases of common stock under the authorization may include open market purchases, privately negotiated transactions or accelerated repurchase programs. The number of shares ultimately purchased during 2020 will depend on many factors, including capital needs of the Corporation and market conditions. There is no expiration date for the Corporation's share repurchase program.
The Board approved a 7-cent increase in the quarterly dividend, to $0.67 per share, in January 2019 and approved an additional 1-cent increase to $0.68 per share in January 2020, effective for the dividend payable April 1, 2020.
The following table summarizes the Corporation’s share repurchase activity for the year ended December 31, 2019.

(shares in thousands)	Total Number of Shares Purchased as Part of Publicly Announced Repurchase Plans or Programs	Remaining Repurchase Authorization (a)		Total Number of Shares Purchased (b)	Average Price Paid Per Share
First quarter 2019	5,094	14,613	(c)	5,216	$83.48
Second quarter 2019	5,656	8,957		5,658	75.13
Third quarter 2019	5,734	3,223		5,739	64.53
Fourth quarter 2019	2,126	8,097	(d)	2,137	70.44
Total 2019	18,610	8,097		18,750	$73.67
(a) Maximum number of shares that may yet be purchased under the publicly announced plans or programs.
(b) Includes approximately 140,000 shares purchased pursuant to deferred compensation plans and shares purchased from employees to pay for taxes related to restricted stock vesting under the terms of an employee share-based compensation plan during the year ended December 31, 2019. These transactions are not considered part of the Corporation's repurchase program.
(c) Includes January 2019 equity repurchase authorization for an additional 15 million shares.
(d) Includes November 2019 equity repurchase authorization for an additional 7 million shares.
The Corporation is subject to the capital adequacy standards under the Basel III regulatory framework (Basel III). This regulatory framework establishes comprehensive methodologies for calculating regulatory capital and risk-weighted assets (RWA). Basel III also set minimum capital ratios as well as overall capital adequacy standards.
Under Basel III, regulatory capital comprises common equity Tier 1 (CET1) capital, additional Tier 1 capital and Tier II capital. CET1 capital predominantly includes common shareholders' equity, less certain deductions for goodwill, intangible assets and deferred tax assets that arise from net operating losses and tax credit carry-forwards. Additionally, the Corporation has elected to permanently exclude capital in accumulated other comprehensive income (AOCI) related to debt and equity securities classified as available-for-sale as well as for cash flow hedges and defined benefit postretirement plans from CET1, an option available to standardized approach entities under Basel III. Tier 1 capital incrementally includes noncumulative perpetual preferred stock. Tier 2 capital includes Tier 1 capital as well as subordinated debt qualifying as Tier 2 and qualifying allowance for credit losses. In December 2018, the federal banking regulators adopted rules that would permit bank holding companies and banks to phase in, for regulatory capital purposes, the transition impact on retained earnings of the new current expected credit loss accounting standard (CECL), effective for the Corporation on January 1, 2020, over a period of three years. The Corporation does not anticipate to elect this deferral. The transition impact to retained earnings is not expected to be significant. For further information about the adoption of CECL, refer to Note 1 to the consolidated financial statement.
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
The following table presents the minimum ratios required to be considered "adequately capitalized."

Common equity tier 1 capital to risk-weighted assets	4.5%
Tier 1 capital to risk-weighted assets	6.0
Total capital to risk-weighted assets	8.0
Capital conservation buffer (a)	2.5
Tier 1 capital to adjusted average assets (leverage ratio)	4.0

(a)
In addition to the minimum risk-based capital requirements, the Corporation is required to maintain a minimum capital conservation buffer in the form of common equity, in order to avoid restrictions on capital distributions and discretionary bonuses.

The Corporation's capital ratios exceeded minimum regulatory requirements as follows:

	December 31, 2019		December 31, 2018
(dollar amounts in millions)	Capital/Assets	Ratio	Capital/Assets	Ratio
Common equity tier 1 and tier 1 risk-based	$6,919	10.13%	$7,470	11.14%
Total risk-based	8,282	12.13	8,855	13.21
Leverage	6,919	9.51	7,470	10.51
Common equity	7,327	9.98	7,507	10.60
Tangible common equity (a)	6,688	9.19	6,866	9.78
Risk-weighted assets	68,273		67,047

(a)	See Supplemental Financial Data section for reconcilements of non-GAAP financial measures.

At December 31, 2019, the Corporation and its U.S. banking subsidiaries exceeded the capital ratios required for an institution to be considered “well capitalized” by the standards developed under the Federal Deposit Insurance Corporation Improvement Act of 1991. Refer to Note 20 to the consolidated financial statements for further discussion of regulatory capital requirements and capital ratio calculations.

RISK MANAGEMENT
The Corporation assumes various types of risk as a result of conducting business in the normal course. The Corporation's enterprise risk management framework provides a process for identifying, measuring, controlling and managing these risks. This framework incorporates a risk assessment process, a collection of risk committees that manage the Corporation's major risk elements, and a risk appetite statement that outlines the levels and types of risks the Corporation accepts. The Corporation continuously enhances its enterprise risk framework with additional processes, tools and systems designed to not only provide management with deeper insight into the various existing and emerging risks in accordance with its appetite for risk, but also to improve the Corporation's ability to control those risks and ensure that appropriate consideration is received for the risks taken.
The Corporation’s front line employees, the first line of defense, are responsible for the day-to-day management of risks including the identification, assessment, measurement and control of risks encountered as a part of the normal course of business. Risks are further monitored and measured by the second line of defense, comprising specialized risk managers for each of the major risk categories, who reside in the Enterprise Risk Division and provide oversight, independent and effective challenge and guidance for the risk management activities of the organization. The Enterprise Risk Division, led by the Chief Risk Officer, is responsible for designing and managing the Corporation’s enterprise risk management framework and ensures effective risk management oversight. Risk management committees serve as a point of review and escalation for those risks which may have risk interdependencies or where risk levels may be nearing the limits outlined in the Corporation’s risk appetite statement. These committees comprise senior and executive management that represent views from both the lines of business and risk management. Internal Audit, the third line of defense, monitors and assesses the overall effectiveness of the risk management framework on an ongoing basis and provides an independent, objective assessment of the Corporation’s ability to manage and control risk to management and the Audit Committee of the Board.
The Enterprise-Wide Risk Management Committee, chaired by the Chief Risk Officer, is established by the Enterprise Risk Committee of the Board, and is responsible for governance over the risk management framework, providing oversight in managing the Corporation's aggregate risk position and reporting on the comprehensive portfolio of risks as well as the potential impact these risks can have on the Corporation's risk profile and resulting capital level. Capital provides the primary buffer for risk. The Enterprise-Wide Risk Management Committee is principally composed of senior officers and executives representing the different risk areas and business units who are appointed by the Chairman and Chief Executive Officer of the Corporation.
The Board's Enterprise Risk Committee meets quarterly and is chartered to assist the Board in promoting the best interests of the Corporation by overseeing policies and risk practices relating to enterprise-wide risk and ensuring compliance with bank regulatory obligations. Members of the Enterprise Risk Committee are selected such that the committee comprises individuals whose experiences and qualifications can lead to broad and informed views on risk matters facing the Corporation and the financial services industry. These include, but are not limited to, existing and emerging risk matters related to credit, market, liquidity, operational, technology, compliance and strategic conditions. A comprehensive risk report is submitted to the Enterprise Risk Committee each quarter providing management's view of the Corporation's aggregate risk position.
Further discussion and analyses of each major risk area are included in the following sub-sections of the Risk Management section in this financial review.
Credit Risk
Credit risk represents the risk of loss due to failure of a customer or counterparty to meet its financial obligations in accordance with contractual terms. Credit risk is found in all activities where success depends on counterparty, issuer, or borrower performance. It arises any time funds are extended, committed, invested or otherwise exposed, whether reflected on or off the balance sheet. The governance structure is administered through the Strategic Credit Committee. The Strategic Credit Committee is chaired by the Chief Credit Officer and approves recommendations to address credit risk matters through credit policy, credit risk management practices and required credit risk actions. The Strategic Credit Committee also ensures a comprehensive reporting of credit risk levels and trends, including exception levels, along with identification and mitigation of emerging risks. In order to facilitate the corporate credit risk management process, various other corporate functions provide the resources for the Strategic Credit Committee to carry out its responsibilities. The Corporation manages credit risk through underwriting and periodically reviewing and approving its credit exposures using approved credit policies and guidelines. Additionally, the Corporation manages credit risk through loan portfolio diversification, limiting exposure to any single industry, customer or guarantor, and selling participations and/or syndicating credit exposures above those levels it deems prudent to third parties.
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

Portfolio Risk Analytics, within the Credit Division, provides comprehensive reporting on portfolio credit risk levels and trends, continuous assessment and verification of risk rating models, quarterly calculation of the allowance for loan losses and the allowance for credit losses on lending-related commitments, and calculations of both expected and unexpected loss.
Analysis of the Allowance for Loan Losses

(dollar amounts in millions)
Years Ended December 31	2019	2018	2017	2016	2015
Balance at beginning of year	$671	$712	$730	$634	$594
Loan charge-offs:
Commercial	143	95	133	181	139
Commercial mortgage	3	3	3	3	3
Lease financing	—	—	1	—	1
International	1	1	6	23	14
Residential mortgage	1	—	—	—	1
Consumer	4	4	6	7	10
Total loan charge-offs	152	103	149	214	168
Recoveries:
Commercial	35	44	37	43	33
Real estate construction	—	—	1	—	1
Commercial mortgage	4	2	9	20	21
International	1	1	3	—	—
Residential mortgage	1	1	1	1	2
Consumer	4	4	6	4	11
Total recoveries	45	52	57	68	68
Net loan charge-offs	107	51	92	146	100
Provision for loan losses	73	11	73	241	142
Foreign currency translation adjustment	—	(1)	1	1	(2)
Balance at end of year	$637	$671	$712	$730	$634
Net loan charge-offs during the year as a percentage of average loans outstanding during the year	0.21%	0.11%	0.19%	0.30%	0.21%
Allowance for Credit Losses
The allowance for credit losses includes both the allowance for loan losses and the allowance for credit losses on lending-related commitments. The allowance for loan losses represents management's assessment of probable, estimable losses inherent in the Corporation's loan portfolio. The allowance for credit losses on lending-related commitments, included in accrued expenses and other liabilities on the Consolidated Balance Sheets, provides for probable losses inherent in lending-related commitments, including unused commitments to extend credit and standby letters of credit. On January 1, 2020, the Corporation adopted a new accounting standard for estimating credit losses (CECL). The day-one impact to the allowance for credit losses was not significant. Refer to Note 1 to the consolidated financial statements for a discussion of the methodology used in the determination of the allowance for credit losses, as well as further information about the adoption of CECL, under the "Pending Accounting Pronouncements" section.
An analysis of the coverage of the allowance for loan losses is provided in the following table.

Years Ended December 31	2019	2018	2017
Allowance for loan losses as a percentage of total loans at end of year	1.27%	1.34%	1.45%
Allowance for loan losses as a multiple of total nonperforming loans at end of year	3.1x	2.9x	1.7x
Allowance for loan losses as a multiple of total net loan charge-offs for the year	6.0x	13.1x	7.7x
The allowance for loan losses was $637 million at December 31, 2019, compared to $671 million at December 31, 2018, a decrease of $34 million. The decrease in the allowance for loan losses reflected continued strong credit quality, partially offset by an increase in Energy reserves.

Allocation of the Allowance for Loan Losses

	2019			2018		2017		2016		2015
(dollar amounts in millions)	Allocated Allowance	Allowance Ratio (a)	% (b)	Allocated Allowance	% (b)	Allocated Allowance	% (b)	Allocated Allowance	% (b)	Allocated Allowance	% (b)
December 31
Business loans
Commercial	$490	1.56%	62%	$492	64%	$521	63%	$547	63%	$448	65%
Real estate construction	17	0.49	7	19	6	19	6	21	6	12	4
Commercial mortgage	81	0.84	19	99	18	91	19	93	18	93	18
Lease financing	3	0.47	1	4	1	12	1	5	1	3	1
International	10	1.04	2	13	2	18	2	16	3	23	3
Total business loans	601	1.30	91	627	91	661	91	682	91	579	91
Retail loans
Residential mortgage	7	0.35	4	9	4	13	4	11	4	14	4
Consumer	29	1.21	5	35	5	38	5	37	5	41	5
Total retail loans	36	0.84	9	44	9	51	9	48	9	55	9
Total loans	$637	1.27%	100%	$671	100%	$712	100%	$730	100%	$634	100%

(a)	Allocated allowance as a percentage of related loans outstanding.

(b)	Loans outstanding as a percentage of total loans.
The allowance for credit losses on lending-related commitments includes specific allowances, based on individual evaluations of certain letters of credit in a manner consistent with business loans, and allowances based on the pool of the remaining letters of credit and all unused commitments to extend credit within each internal risk rating.
The allowance for credit losses on lending-related commitments was $31 million at December 31, 2019 compared to $30 million at December 31, 2018. An analysis of changes in the allowance for credit losses on lending-related commitments is presented below.

(dollar amounts in millions)
Years Ended December 31	2019	2018	2017	2016	2015
Balance at beginning of year	$30	$42	$41	$45	$41
Charge-offs on lending-related commitments (a)	—	—	—	(11)	(1)
Provision for credit losses on lending-related commitments	1	(12)	1	7	5
Balance at end of year	$31	$30	$42	$41	$45
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

Summary of Nonperforming Assets and Past Due Loans

(dollar amounts in millions)
December 31	2019	2018	2017	2016	2015
Nonaccrual loans:
Business loans:
Commercial	$148	$141	$309	$445	$238
Real estate construction	—	—	—	—	1
Commercial mortgage	14	20	31	46	60
Lease financing	—	2	4	6	6
International	—	3	6	14	8
Total nonaccrual business loans	162	166	350	511	313
Retail loans:
Residential mortgage	20	36	31	39	27
Consumer:
Home equity	17	19	21	28	27
Other consumer	—	—	—	4	—
Total consumer	17	19	21	32	27
Total nonaccrual retail loans	37	55	52	71	54
Total nonaccrual loans	199	221	402	582	367
Reduced-rate loans	5	8	8	8	12
Total nonperforming loans	204	229	410	590	379
Foreclosed property	11	1	5	17	12
Total nonperforming assets	$215	$230	$415	$607	$391
Gross interest income that would have been recorded had the nonaccrual and reduced-rate loans performed in accordance with original terms	$20	$19	$31	$38	$27
Interest income recognized	5	4	7	6	5
Nonperforming loans as a percentage of total loans	0.40%	0.46%	0.83%	1.20%	0.77%
Loans past due 90 days or more and still accruing	$26	$16	$35	$19	$17
Nonperforming assets decreased $15 million to $215 million at December 31, 2019, from $230 million at December 31, 2018. Nonperforming assets were 0.43 percent of total loans and foreclosed property at December 31, 2019, compared to 0.46 percent at December 31, 2018.
The following table presents a summary of TDRs at December 31, 2019 and 2018.

(in millions)
December 31	2019	2018
Nonperforming TDRs:
Nonaccrual TDRs	$36	$73
Reduced-rate TDRs	5	8
Total nonperforming TDRs	41	81
Performing TDRs (a)	69	101
Total TDRs	$110	$182

(a)	TDRs that do not include a reduction in the original contractual interest rate which are performing in accordance with their modified terms.
At December 31, 2019, nonaccrual and performing TDRs included $14 million and $22 million of Energy loans, respectively, compared to $38 million and $46 million, respectively at December 31, 2018.

The following table presents a summary of changes in nonaccrual loans.

(in millions)
Years Ended December 31	2019	2018
Balance at beginning of period	$221	$402
Loans transferred to nonaccrual (a)	230	197
Nonaccrual loan gross charge-offs	(152)	(103)
Loans transferred to accrual status (a)	(7)	(6)
Nonaccrual loans sold	(15)	(39)
Payments/other (b)	(78)	(230)
Balance at end of period	$199	$221

(a)	Based on an analysis of nonaccrual loans with book balances greater than $2 million.

(b)
Includes net changes related to nonaccrual loans with balances less than $2 million, payments on nonaccrual loans with book balances greater than $2 million and transfers of nonaccrual loans to foreclosed property.

There were 23 borrowers with balances greater than $2 million transferred to nonaccrual status in 2019, a decrease of 9 compared to 32 in 2018.
The following table presents the composition of nonaccrual loans by balance and the related number of borrowers at December 31, 2019 and 2018.

	2019		2018
(dollar amounts in millions)	Number of Borrowers	Balance	Number of Borrowers	Balance
Under $2 million	708	$74	799	$78
$2 million - $5 million	8	22	14	41
$5 million - $10 million	6	49	10	69
$10 million - $25 million	4	54	2	33
Total	726	$199	825	$221
The following table presents a summary of nonaccrual loans at December 31, 2019 and loans transferred to nonaccrual and net loan charge-offs for the year ended December 31, 2019, based on North American Industry Classification System (NAICS) categories.

	December 31, 2019		Year Ended December 31, 2019
(dollar amounts in millions)	Nonaccrual Loans		Loans Transferred to Nonaccrual (a)		Net Loan Charge-Offs (Recoveries)
Industry Category
Mining, Quarrying and Oil & Gas Extraction	$43	22%	$128	56%	$86	81%
Wholesale Trade	38	19	42	18	3	3
Manufacturing	28	14	16	7	1	1
Residential Mortgage	20	10	3	1	—	—
Information & Communication	13	6	23	10	5	5
Services	11	5	5	2	7	6
Health Care & Social Assistance	6	3	—	—	9	8
Real Estate & Home Builders	5	3	—	—	(2)	(2)
Contractors	4	2	3	1	(3)	(3)
Other (b)	31	16	10	5	1	1
Total	$199	100%	$230	100%	$107	100%

(a)	Based on an analysis of nonaccrual loans with book balances greater than $2 million.

(b)	Consumer, excluding residential mortgage and certain personal purpose nonaccrual loans and net charge-offs, is included in the Other category.
Loans past due 90 days or more and still accruing interest generally represent loans that are well collateralized and in the process of collection. Loans past due 90 days or more increased $10 million to $26 million at December 31, 2019, compared to $16 million at December 31, 2018. Loans past due 30-89 days decreased $6 million to $127 million at December 31, 2019, compared to $133 million at December 31, 2018. An aging analysis of loans included in Note 4 to the consolidated financial statements provides further information about the balances comprising past due loans.

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

(dollar amounts in millions)
December 31	2019	2018
Total criticized loans	$2,120	$1,548
As a percentage of total loans	4.2%	3.1%
The $572 million increase in criticized loans in the year ended December 31, 2019 included increases of $423 million in general Middle Market and $161 million in Energy.
For further information regarding the Corporation's nonperforming assets policies and impaired loans, refer to Notes 1 and 4 to the consolidated financial statements.
Concentrations of Credit Risk
Concentrations of credit risk may exist when a number of borrowers are engaged in similar activities, or activities in the same geographic region, and have similar economic characteristics that would cause them to be similarly impacted by changes in economic or other conditions. The Corporation has concentrations of credit risk with the automotive and commercial real estate industries. All other industry concentrations, as defined by management, individually represented less than 10 percent of total loans at December 31, 2019.
Automotive Lending
The following table presents a summary of loans outstanding to companies related to the automotive industry.

	2019		2018
(in millions)	Loans Outstanding	Percent of Total Loans	Loans Outstanding	Percent of Total Loans
December 31
Production:
Domestic	$963		$946
Foreign	286		385
Total production	1,249	2.5%	1,331	2.7%
Dealer:
Floor plan	3,967		4,678
Other	3,447		3,419
Total dealer	7,414	14.7%	8,097	16.1%
Total automotive	$8,663	17.2%	$9,428	18.8%
Substantially all dealer loans are in the National Dealer Services business line. Loans in the National Dealer Services business line primarily include floor plan financing and other loans to automotive dealerships. Floor plan loans, included in commercial loans in the Consolidated Balance Sheets, totaled $4.0 billion at December 31, 2019, a decrease of $711 million compared to $4.7 billion at December 31, 2018. At both December 31, 2019 and 2018, other loans in the National Dealer Services business line totaled $3.4 billion, including $2.0 billion of owner-occupied commercial real estate mortgage loans. Automotive lending also includes loans to borrowers involved with automotive production, primarily Tier 1 and Tier 2 suppliers. Loans to borrowers involved with automotive production totaled $1.2 billion and $1.3 billion at December 31, 2019 and December 31, 2018, respectively.
Dealer loans, as shown in the table above, totaled $7.4 billion at December 31, 2019, of which $4.3 billion, or 61 percent, were to foreign franchises, and $2.0 billion, or 28 percent, were to domestic franchises. The remaining dealer loans include obligations where a primary franchise was indeterminable, such as loans to large public dealership consolidators and rental car, leasing, heavy truck and recreation vehicle companies.
There were $19 million of nonaccrual loans to automotive borrowers at December 31, 2019 and $4 million at December 31, 2018. Automotive loan net recoveries were $1 million in 2019, compared to net charge-offs of $5 million in 2018.

Commercial Real Estate Lending
At December 31, 2019, the Corporation's commercial real estate portfolio represented 26 percent of total loans. The following table summarizes the Corporation's commercial real estate loan portfolio by loan category.

	December 31, 2019			December 31, 2018
(in millions)	Commercial Real Estate business line (a)	Other (b)	Total	Commercial Real Estate business line (a)	Other (b)	Total
Real estate construction loans	$3,044	$411	$3,455	$2,687	$390	$3,077
Commercial mortgage loans	2,176	7,383	9,559	1,743	7,363	9,106
Total commercial real estate	$5,220	$7,794	$13,014	$4,430	$7,753	$12,183

(a)	Primarily loans to real estate developers.

(b)	Primarily loans secured by owner-occupied real estate.
The Corporation limits risk inherent in its commercial real estate lending activities by monitoring borrowers directly involved in the commercial real estate markets and adhering to conservative policies on loan-to-value ratios for such loans. Commercial real estate loans, consisting of real estate construction and commercial mortgage loans, totaled $13.0 billion at December 31, 2019. Of the total, $5.2 billion, or 40 percent, were to borrowers in the Commercial Real Estate business line, which includes loans to real estate developers, an increase of $790 million compared to December 31, 2018. Commercial real estate loans in other business lines totaled $7.8 billion, or 60 percent, at December 31, 2019. These loans consisted primarily of owner-occupied commercial mortgages, which bear credit characteristics similar to non-commercial real estate business loans.
The real estate construction loan portfolio primarily contains loans made to long-time customers with satisfactory completion experience. Criticized real estate construction loans in the Commercial Real Estate business line totaled $31 million and $23 million at December 31, 2019 and 2018, respectively. In other business lines, there were no criticized real estate construction loans at December 31, 2019, compared to $8 million at December 31, 2018. There were no net charge-offs in either of the years ended December 31, 2019 and 2018.
Commercial mortgage loans are loans where the primary collateral is a lien on any real property and are primarily loans secured by owner occupied real estate. Real property is generally considered primary collateral if the value of that collateral represents more than 50 percent of the commitment at loan approval. Loans in the commercial mortgage portfolio generally mature within three to five years. Criticized commercial mortgage loans in the Commercial Real Estate business line totaled $55 million and $61 million at December 31, 2019 and December 31, 2018, respectively. In other business lines, $242 million and $206 million of commercial mortgage loans were criticized at December 31, 2019 and 2018, respectively. Commercial mortgage loans net recoveries were $1 million in 2019, compared to net charge-offs of $1 million in 2018.
For further information regarding significant group concentrations of credit risk, refer to Note 5 to the consolidated financial statements.
Residential Real Estate Lending
At December 31, 2019, residential real estate loans represented 7 percent of total loans. The following table summarizes the Corporation's residential mortgage and home equity loan portfolios by geographic market.

	2019				2018
(dollar amounts in millions) December 31	Residential Mortgage Loans	% of Total	Home Equity Loans	% of Total	Residential Mortgage Loans	% of Total	Home Equity Loans	% of Total
Geographic market:
Michigan	$412	22%	$603	35%	$406	21%	$650	37%
California	932	51	699	41	993	50	710	40
Texas	275	15	346	20	310	16	346	20
Other Markets	226	12	63	4	261	13	59	3
Total	$1,845	100%	$1,711	100%	$1,970	100%	$1,765	100%
Residential real estate loans, which consist of traditional residential mortgages and home equity loans and lines of credit, totaled $3.6 billion at December 31, 2019. The residential real estate portfolio is principally located within the Corporation's primary geographic markets. Substantially all residential real estate loans past due 90 days or more are placed on nonaccrual status, and substantially all junior lien home equity loans that are current or less than 90 days past due are placed on nonaccrual status if full collection of the senior position is in doubt. At no later than 180 days past due, such loans are charged off to current appraised values less costs to sell.

Residential mortgages totaled $1.8 billion at December 31, 2019, and were primarily larger, variable-rate mortgages originated and retained for certain private banking relationship customers. Of the $1.8 billion of residential mortgage loans outstanding, $20 million were on nonaccrual status at December 31, 2019. The home equity portfolio totaled $1.7 billion at December 31, 2019, of which $1.6 billion was outstanding under primarily variable-rate, interest-only home equity lines of credit, $89 million were in amortizing status and $23 million were closed-end home equity loans. Of the $1.7 billion of home equity loans outstanding, $17 million were on nonaccrual status at December 31, 2019. A majority of the home equity portfolio was secured by junior liens at December 31, 2019.
Energy Lending
The Corporation has a portfolio of Energy loans that are included entirely in commercial loans in the Consolidated Balance Sheets. Customers in the Corporation's Energy business line (approximately 150 relationships) are engaged in three segments of the oil and gas business: exploration and production (E&P), midstream and energy services. E&P generally includes such activities as searching for potential oil and gas fields, drilling exploratory wells and operating active wells. Commitments to E&P borrowers are generally subject to semi-annual borrowing base re-determinations based on a variety of factors including updated prices (reflecting market and competitive conditions), energy reserve levels and the impact of hedging. The midstream sector is generally involved in the transportation, storage and marketing of crude and/or refined oil and gas products. The Corporation's energy services customers provide products and services primarily to the E&P segment.
The following table summarizes information about the Corporation's Energy business line.

(dollar amounts in millions)	2019				2018
December 31	Outstandings		Nonaccrual	Criticized (a)	Outstandings		Nonaccrual	Criticized (a)
Exploration and production (E&P)	$1,741	78%	$43	$289	$1,771	82%	$46	$143
Midstream	432	20	—	63	298	14	—	43
Services	48	2	—	14	94	4	2	19
Total Energy business line	$2,221	100%	$43	$366	$2,163	100%	$48	$205
As a percentage of total Energy loans			2%	16%			2%	9%

(a)	Includes nonaccrual loans.
Loans in the Energy business line totaled $2.2 billion, or approximately 4 percent of total loans, at December 31, 2019, an increase of $58 million. Total exposure, including unused commitments to extend credit and letters of credit, was $4.3 billion and $4.5 billion at December 31, 2019 and December 31, 2018, respectively.
The Corporation's allowance methodology considers the various risk elements within the loan portfolio. When merited, the Corporation may incorporate a qualitative reserve component for Energy loans. There were $86 million and $6 million in net credit-related charge-offs in the Energy business line for the years ended December 31, 2019 and 2018, respectively. Criticized loans increased $161 million to $366 million at December 31, 2019. The increase in net charge-offs and criticized loans resulted from the impact of a decline in valuations of select liquidating assets due to tight capital markets in the industry.
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
The FDIC defines higher-risk commercial and industrial (HR C&I) loans for assessment purposes as loans generally with leverage of four times total debt to earnings before interest, taxes and depreciation (EBITDA) as well as three times senior debt to EBITDA, excluding certain collateralized loans. HR C&I loans were $2.6 billion and $2.5 billion at December 31, 2019 and 2018, respectively. Criticized loans within the HR C&I loan portfolio were $169 million and $147 million at December 31, 2019 and 2018, respectively. Charge-offs of HR C&I loans totaled $6 million in 2019 and $15 million in 2018.

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
There were no countries with cross-border outstandings exceeding 0.75 percent of total assets at December 31, 2019, 2018 and 2017. The Corporation's international strategy is to focus on international companies doing business in North America, with an emphasis on the Corporation's primary geographic markets.
Market and Liquidity Risk
Market risk represents the risk of loss due to adverse movement in prices, including interest rates, foreign exchange rates, commodity prices and equity prices. Liquidity risk represents the risk that the Corporation does not have sufficient access to funds to maintain its normal operations at all times, or does not have the ability to raise or borrow funds at a reasonable cost at all times.
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
Interest Rate Risk
Net interest income is the primary source of revenue for the Corporation. Interest rate risk arises in the normal course of business due to differences in the repricing and cash flow characteristics of assets and liabilities, primarily through the Corporation's core business activities of extending loans and acquiring deposits. The Corporation's balance sheet is predominantly characterized by floating-rate loans funded by core deposits. Including the impact of interest rate swaps converting floating-rate loans to fixed, the Corporation's loan composition at December 31, 2019 was 62 percent 30-day LIBOR, 6 percent other LIBOR (primarily 60-day), 14 percent prime and 18 percent fixed rate. This creates sensitivity to interest rate movements due to the imbalance between the faster repricing of the floating-rate loan portfolio versus deposit products. In addition, the growth and/or contraction in the Corporation's loans and deposits may lead to changes in sensitivity to interest rate movements in the absence of mitigating actions. Examples of such actions are purchasing fixed-rate investment securities, which provide liquidity to the balance sheet and act to mitigate the inherent interest sensitivity, as well as hedging with interest rate swaps and options. The Corporation actively manages its exposure to interest rate risk with the principal objective of optimizing net interest income and the economic value of equity while operating within acceptable limits established for interest rate risk and maintaining adequate levels of funding and liquidity.
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
Sensitivity of Net Interest Income to Changes in Interest Rates
The analysis of the impact of changes in interest rates on net interest income under various interest rate scenarios is management's principal risk management technique. Management models a base case net interest income under an unchanged interest rate environment. Existing derivative instruments entered into for risk management purposes as of the balance sheet dates are included in the analysis, but no additional hedging is forecasted. At December 31, 2019, these derivative instruments comprise interest rate swaps that convert $3.3 billion of fixed-rate medium- and long-term debt to variable rates through fair value hedges and convert $4.6 billion of variable-rate loans to fixed rates through cash flow hedges. This base case net interest income is then compared against interest rate scenarios in which rates rise or decline 100 basis points in a linear, non-parallel fashion from the base case over 12 months, resulting in an average increase or decrease in short-term interest rates of 50 basis points over the period.
Each scenario includes assumptions such as loan growth, investment security prepayment levels, depositor behavior, yield curve changes, loan and deposit pricing, and overall balance sheet mix and growth. In this low rate environment, depositors have maintained a higher level of liquidity and their historical behavior may be less indicative of future trends. As a result, the rising rate scenario reflects a greater decrease in deposits than we have experienced historically as rates rise. Changes in actual economic activity may result in a materially different interest rate environment as well as a balance sheet structure that is different from the changes management included in its simulation analysis.
The table below, as of December 31, 2019 and 2018, displays the estimated impact on net interest income during the next 12 months by relating the base case scenario results to those from the rising and declining rate scenarios described above.

	Estimated Annual Change
(in millions)	2019		2018
December 31	Amount	%	Amount	%
Change in Interest Rates:
Rising 100 basis points	$90	4%	$82	3%
Declining 100 basis points	(135)	(6)	(155)	(6)
Sensitivity to declining interest rates decreased from December 31, 2018 to December 31, 2019 due to the impact of swaps converting variable-rate loans to fixed rates. Sensitivity to rising interest rates increased due to changes in balance sheet composition, partially offset by the addition of swaps converting variable-rate loans to fixed rates.
During January 2020, the Corporation added interest rate swaps that convert an additional $1 billion of variable-rate loans to fixed rates through cash flow hedges. These additional hedges are not included in the sensitivity analysis discussed above.
Sensitivity of Economic Value of Equity to Changes in Interest Rates
In addition to the simulation analysis on net interest income, an economic value of equity analysis provides an alternative view of the interest rate risk position. The economic value of equity is the difference between the estimate of the economic value of the Corporation's financial assets, liabilities and off-balance sheet instruments, derived through discounting cash flows based on actual rates at the end of the period, and the estimated economic value after applying the estimated impact of rate movements. The Corporation primarily monitors the percentage change on the base case economic value of equity. The economic value of equity analysis is based on an immediate parallel 100 basis point shock.
The table below, as of December 31, 2019 and 2018, displays the estimated impact on the economic value of equity from the interest rate scenario described above.

(in millions)	2019		2018
December 31	Amount	%	Amount	%
Change in Interest Rates:
Rising 100 basis points	$716	7%	$434	3%
Declining 100 basis points	(1,178)	(12)	(1,023)	(8)
The sensitivity of the economic value of equity to rising and declining rates increased from December 31, 2018 and December 31, 2019 due to changes in expected deposit lives and balance sheet composition, partially offset by the addition of swaps converting variable-rate loans to fixed rate.
LIBOR Transition
On July 27, 2017, the United Kingdom’s Financial Conduct Authority, which regulates LIBOR, publicly announced that it intends to stop persuading or compelling banks to submit LIBOR rates after 2021. The Corporation has substantial exposure to LIBOR-based products, including loans, securities, derivatives and hedges, and is preparing for a transition from LIBOR toward alternative rates. A dedicated program office and governance structure has been established, with direction and oversight from the Chief Executive Officer, Interim Chief Financial Officer and Chief Risk Officer. A cross-functional implementation team tasked with execution of the LIBOR transition plan is responsible for evaluating alternative rates and associated impacts, assessing the population of impacted contracts and ensuring necessary fallback provisions are incorporated, ensuring operational readiness and communicating timely with internal and external stakeholders. Additionally, the Corporation continues to monitor market developments and regulatory updates, as well as collaborate with regulators and industry groups on the transition. For a discussion of the various risks facing the Corporation in relation to the transition away from LIBOR, see the market risk discussion within Item 1A. Risk Factors.
Loan Maturities and Interest Rate Sensitivity

	Loans Maturing
(in millions) December 31, 2019	Within One Year (a)	After One But Within Five Years	After Five Years	Total
Commercial loans	$15,068	$15,423	$982	$31,473
Real estate construction loans	1,321	1,978	156	3,455
Commercial mortgage loans	1,856	4,922	2,781	9,559
International loans	343	583	83	1,009
Total	$18,588	$22,906	$4,002	$45,496
Sensitivity of loans to changes in interest rates:
Predetermined (fixed) interest rates	$595	$2,147	$588	$3,330
Floating interest rates	17,993	20,759	3,414	42,166
Total	$18,588	$22,906	$4,002	$45,496

(a)	Includes demand loans, loans having no stated repayment schedule or maturity and overdrafts.
The Corporation uses investment securities and derivative instruments as asset and liability management tools with the overall objective of managing the volatility of net interest income from changes in interest rates. These tools assist management in achieving the desired interest rate risk management objectives. Activity related to derivative instruments currently involves interest rate swaps effectively converting fixed-rate medium- and long-term debt to a floating rate as well as variable rate loans to a fixed rate.
Risk Management Derivative Instruments

(in millions) Risk Management Notional Activity	Interest Rate Contracts	Foreign Exchange Contracts	Totals
Balance at January 1, 2018	$1,775	$650	$2,425
Additions	850	10,095	10,945
Maturities/amortizations	—	(10,443)	(10,443)
Balance at December 31, 2018	$2,625	$302	$2,927
Additions	5,600	7,922	13,522
Maturities/amortizations	(350)	(7,894)	(8,244)
Balance at December 31, 2019	$7,875	$330	$8,205
The notional amount of risk management interest rate swaps totaled $7.9 billion at December 31, 2019, and $2.6 billion at December 31, 2018, which included fair value hedging strategies that convert $3.3 billion of fixed-rate medium- and long-term debt to a floating rate as well as cash flow hedging strategies that convert $4.6 billion of variable-rate loans to a fixed rate. Risk management interest rate swaps generated $4 million and $7 million of net interest income for the years ended December 31, 2019 and 2018, respectively.
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
Further information regarding risk management derivative instruments is provided in Note 8 to the consolidated financial statements.

Customer-Initiated and Other Derivative Instruments

(in millions) Customer-Initiated and Other Notional Activity	Interest Rate Contracts	Energy Derivative Contracts	Foreign Exchange Contracts	Totals
Balance at January 1, 2018	$14,389	$1,847	$1,884	$18,120
Additions	4,245	2,287	50,220	56,752
Maturities/amortizations	(2,195)	(1,481)	(50,639)	(54,315)
Terminations	(1,554)	(3)	(370)	(1,927)
Balance at December 31, 2018	$14,885	$2,650	$1,095	$18,630
Additions	6,411	2,719	38,805	47,935
Maturities/amortizations	(2,289)	(2,198)	(38,887)	(43,374)
Terminations	(1,180)	(82)	—	(1,262)
Balance at December 31, 2019	$17,827	$3,089	$1,013	$21,929
The Corporation sells and purchases interest rate caps and floors and enters into foreign exchange contracts, interest rate swaps and energy derivative contracts to accommodate the needs of customers requesting such services. Changes in the fair value of customer-initiated and other derivatives are recognized in earnings as they occur. To limit the market risk of these activities, the Corporation generally takes offsetting positions with dealers. The notional amounts of offsetting positions are included in the table above. Customer-initiated and other notional activity represented 73 percent and 86 percent of total interest rate, energy and foreign exchange contracts at December 31, 2019 and 2018, respectively.
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
Contractual Obligations

	Minimum Payments Due by Period
(in millions) December 31, 2019	Total	Less than 1 Year	1-3 Years	4-5 Years	More than 5 Years
Deposits without a stated maturity (a)	$54,093	$54,093
Certificates of deposit and other deposits with a stated maturity (a)	3,202	2,970	180	26	26
Short-term borrowings (a)	71	71	—	—	—
Medium- and long-term debt (a)	7,125	675	—	1,350	5,100
Operating leases	438	60	115	88	175
Commitments to fund low income housing partnerships	160	98	52	5	5
Other long-term obligations (b)	356	101	92	34	129
Total contractual obligations	$65,445	$58,068	$439	$1,503	$5,435

Medium- and long-term debt (parent company only) (a) (c)	$1,650	$—	$—	$850	$800

(a)	Deposits and borrowings exclude accrued interest.

(b)	Includes unrecognized tax benefits.

(c)	Parent company only amounts are included in the medium- and long-term debt minimum payments above.
In addition to contractual obligations, other commercial commitments of the Corporation impact liquidity. These include unused commitments to extend credit, standby letters of credit and financial guarantees, and commercial letters of credit. The following table summarizes the Corporation's commercial commitments and expected expiration dates by period.

Commercial Commitments

	Expected Expiration Dates by Period
(in millions) December 31, 2019	Total	Less than 1 Year	1-3 Years	4-5 Years	More than 5 Years
Unused commitments to extend credit	$26,861	$10,863	$8,648	$4,507	$2,843
Standby letters of credit and financial guarantees	3,320	2,837	319	103	61
Commercial letters of credit	18	17	—	1	—
Total commercial commitments	$30,199	$13,717	$8,967	$4,611	$2,904
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
Wholesale Funding
The Corporation may access the purchased funds market when necessary, which includes a variety of funding sources. Capacity for incremental purchased funds at December 31, 2019 included short-term FHLB advances, the ability to purchase federal funds, sell securities under agreements to repurchase, as well as issue deposits through brokers. Purchased funds increased to $295 million at December 31, 2019, compared to $52 million at December 31, 2018, primarily reflecting a $133 million increase in brokered deposits included in other time deposits on the Consolidated Balance Sheets. At December 31, 2019, the Bank had pledged loans totaling $22.0 billion which provided for up to $17.8 billion of available collateralized borrowing with the FRB.
The Bank is a member of the FHLB of Dallas, Texas, which provides short- and long-term funding to its members through advances collateralized by real estate-related assets. Actual borrowing capacity is contingent on the amount of collateral available to be pledged to the FHLB. At December 31, 2019, $17.2 billion of real estate-related loans were pledged to the FHLB as collateral for current and potential future borrowings. The Corporation had $3.8 billion of outstanding borrowings maturing between 2026 and 2028 and capacity for potential future borrowings of approximately $5.1 billion.
Additionally, the Bank had the ability to issue up to $13.5 billion of debt at December 31, 2019 under an existing $15.0 billion note program which allows the issuance of debt with maturities between three months and 30 years. The Corporation also maintains a shelf registration statement with the Securities and Exchange Commission from which it may issue debt and equity securities.
The ability of the Corporation and the Bank to raise funds at competitive rates is impacted by rating agencies' views of the credit quality, liquidity, capital and earnings of the Corporation and the Bank. As of December 31, 2019, the three major rating agencies had assigned the following ratings to long-term senior unsecured obligations of the Corporation and the Bank. A security rating is not a recommendation to buy, sell, or hold securities and may be subject to revision or withdrawal at any time by the assigning rating agency. Each rating should be evaluated independently of any other rating.

	Comerica Incorporated		Comerica Bank
December 31, 2019	Rating	Outlook	Rating	Outlook
Standard and Poor’s	BBB+	Stable	A-	Stable
Moody’s Investors Service	A3	Stable	A3	Stable
Fitch Ratings	A	Negative	A	Negative
The Corporation satisfies liquidity needs with either liquid assets or various funding sources. Liquid assets totaled $17.9 billion at December 31, 2019, compared to $16.3 billion at December 31, 2018. Liquid assets include cash and due from banks, federal funds sold, interest-bearing deposits with banks, other short-term investments and unencumbered investment securities.
The Corporation performs monthly liquidity stress testing to evaluate its ability to meet funding needs in hypothetical stressed environments. Such environments cover a series of broad events, distinguished in terms of duration and severity. The evaluation as of December 31, 2019 projected that sufficient sources of liquidity were available under each series of events.
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

Operational Risk
Operational risk represents the risk of loss resulting from inadequate or failed internal processes and people, or from external events, excluding in most cases those driven by technology (see Technology Risk below). The Corporation's definition of operational risk includes fraud; employment practice and workplace safety; clients, products and business practice; business continuity or disaster recovery; execution, delivery, and process management; third party and model risks. The definition does not include strategic or reputational risks. Although operational losses are experienced by all companies and are routinely incurred in business operations, the Corporation recognizes the need to identify and control operational losses and seeks to limit losses to a level deemed appropriate by management, as outlined in the Corporation’s risk appetite statement. The appropriate risk level is determined through consideration of the nature of the Corporation's business and the environment in which it operates, in combination with the impact from, and the possible impact on, other risks faced by the Corporation. Operational risk is mitigated through a system of internal controls that are designed to keep operating risks at appropriate levels. The Operational Risk Management Committee monitors risk management techniques and systems. The Corporation has developed a framework that includes a centralized operational risk management function in the Enterprise Risk Division and business/support unit risk liaisons responsible for managing operational risk specific to the respective business lines.
Technology Risk
Technology risk represents the risk of loss or adverse outcomes arising from the people, processes, applications and infrastructure that support the technology environment. The Corporation's definition of technology risk includes technology delivery risk, technology investment risk, cybersecurity risk, information security risk and information management risk. Technology risk is inclusive of the risks associated with the execution of technology processes and activities by third-party contractors and suppliers to the Corporation. Other risk types may materialize in the event of a technology risk event, such as the risk of a financial reporting error or regulatory non-compliance, and the impact of such risks are highly interdependent with operational risk.
The Technology Risk Management Committee, comprising senior and executive business unit managers, as well as managers responsible for technology, cybersecurity, information security and enterprise risk management, oversees technology risk. The Technology Risk Management Committee also ensures that appropriate actions are implemented in business units to mitigate risk to an acceptable level.
Compliance Risk
Compliance risk represents the risk of sanctions or financial loss resulting from the Corporation's failure to comply with all applicable laws, regulations and standards of good banking practice. The impact of such risks is highly interdependent with strategic risk, as the reputational impact from compliance breaches can be severe. Activities which may expose the Corporation to compliance risk include, but are not limited to, those dealing with the prevention of money laundering, privacy and data protection, community reinvestment initiatives, fair lending, consumer protection, employment and tax matters, over-the-counter derivative activities and other regulated activities.
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
Strategic Risk
Strategic risk represents the risk of inadequate returns or possible losses due to impairment of reputation, failure to fully develop and execute business plans, failure to assess current and new opportunities in business, markets and products, failure to determine appropriate consideration for risks accepted, and any other event not identified in the defined risk categories of credit, market and liquidity, operational, technology or compliance risks. Mitigation of the various risk elements that represent strategic risk is achieved through various metrics and initiatives to help the Corporation better understand, measure and report on such risks.

CRITICAL ACCOUNTING POLICIES
The Corporation’s consolidated financial statements are prepared based on the application of accounting policies, the most significant of which are described in Note 1. These policies require numerous estimates and strategic or economic assumptions, which may prove inaccurate or subject to variations. Changes in underlying factors, assumptions or estimates could have a material impact on the Corporation’s future financial condition and results of operations. At December 31, 2019, the most critical of these significant accounting policies were the policies related to the allowance for credit losses, fair value measurement, goodwill, pension plan accounting and income taxes. These policies were reviewed with the Audit Committee of the Corporation’s Board of Directors and are discussed more fully below.
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
In determining the allowance for credit losses, the Corporation individually evaluates certain impaired loans, applies standard reserve factors to pools of homogeneous loans and lending-related commitments and incorporates qualitative adjustments. Standard loss factors, applied to the majority of the Corporation's loan portfolio and lending-related commitments, are based on estimates of probabilities of default for individual risk ratings over the loss emergence period and loss given default. Loss emergence periods are used to determine the most appropriate default horizon associated with the calculation of probabilities of default. Changes to one or more of the estimates used to develop standard loss factors, or the use of different estimates, would result in a different estimated allowance for credit losses. To illustrate, if recent loss experience dictated that the estimated standard loss factors would be changed by five percent of the estimate across all loan risk ratings, the allowance for loan losses as of December 31, 2019 would change by approximately $28 million.
Because standard loss factors are applied to pools of loans based on the Corporation's internal risk rating system, loss estimates are highly dependent on the accuracy of the risk rating assigned to each loan. The inherent imprecision in the risk rating system resulting from inaccuracy in assigning and/or entering risk ratings in the loan accounting system is monitored by the Corporation's asset quality review function and incorporated in a qualitative adjustment. The Corporation may also include qualitative adjustments intended to capture the impact of certain other uncertainties that exist but are not yet reflected in the standard reserve factors. These qualitative adjustments are based on management’s analysis of factors such as portfolios where recent historical losses exceed expected losses or known recent events are expected to alter risk ratings once evidence is acquired, observable macroeconomic metrics, including consideration of regional metrics within the Corporation's footprint, and a qualitative assessment of the lending environment, including underwriting standards, current economic and political conditions, and other factors affecting credit quality. Qualitative reserves at December 31, 2019 primarily included components for portfolios where recent loss trends were in excess of estimated losses based on overall portfolio standard loss factors, model imprecision and changes in market conditions compared to the conditions that existed at the date of the most recent annual update to standard reserve factors.
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
On January 1, 2020, the Corporation adopted a new accounting standard for estimating credit losses (CECL). For additional information about the adoption of CECL, refer to the "Pending Accounting Pronouncements" section of Note 1 to the consolidated financial statements.
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

Fair value is an estimate of the exchange price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (i.e., not a forced transaction, such as a liquidation or distressed sale) between market participants at the measurement date and is based on the assumptions market participants would use when pricing an asset or liability. Fair value measurement and disclosure guidance establishes a three-level hierarchy for disclosure of assets and liabilities recorded at fair value. Notes 1 and 2 to the consolidated financial statements includes information about the fair value hierarchy, the extent to which fair value is used to measure assets and liabilities, as well as the valuation methodologies and key inputs used.
At December 31, 2019, assets and liabilities measured using observable inputs that are classified as Level 1 or Level 2 represented 99.3 percent and 100 percent of total assets and liabilities recorded at fair value, respectively. Valuations generated from model-based techniques that use at least one significant assumption not observable in the market are considered Level 3 and reflect estimates of assumptions market participants would use in pricing the asset or liability.
GOODWILL
Goodwill is initially recorded as the excess of the purchase price over the fair value of net assets acquired in a business combination and is subsequently evaluated at least annually for impairment. The Corporation may elect to perform a quantitative impairment analysis, or first conduct a qualitative analysis to determine if a quantitative analysis is necessary. Goodwill impairment testing is performed at the reporting unit level, equivalent to a business segment or one level below. The Corporation has three reporting units: the Business Bank, the Retail Bank and Wealth Management. At December 31, 2019, goodwill totaled $635 million, including $473 million allocated to the Business Bank, $101 million allocated to the Retail Bank and $61 million allocated to Wealth Management.
The annual test of goodwill impairment was performed as of the beginning of the third quarter 2019. The Corporation first assessed qualitative factors to determine whether it was more likely than not that the fair value of any reporting unit was less than its carrying amount, including goodwill. Qualitative factors included economic conditions, industry and market considerations, cost factors, overall financial performance, regulatory developments and performance of the Corporation’s stock, among other events and circumstances. At the conclusion of the qualitative assessment in the third quarter 2019, the Corporation determined that it was more likely than not that the fair value of each reporting unit exceeded its carrying value.
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
PENSION PLAN ACCOUNTING
The Corporation has a qualified and non-qualified defined benefit pension plan. Effective January 1, 2017, benefits are calculated using a cash balance formula based on years of service, age, compensation and an interest credit based on the 30-year Treasury rate. Participants under age 60 as of December 31, 2016 are eligible to receive a frozen final average pay benefit in addition to amounts earned under the cash balance formula. Participants age 60 or older as of December 31, 2016 continue to be eligible for a final average pay benefit. The Corporation makes assumptions concerning future events that will determine the amount and timing of required benefit payments, funding requirements and defined benefit pension expense. The major assumptions are the discount rate used in determining the current benefit obligation, the long-term rate of return expected on plan assets, mix of assets within the portfolio and the projected mortality rate.
The discount rate is determined by matching the expected cash flows of the pension plans to a portfolio of high quality corporate bonds as of the measurement date, December 31. The long-term rate of return expected on plan assets is set after considering both long-term returns in the general market and long-term returns experienced by the assets in the plan. The current target asset allocation model for the plans is provided in Note 17 to the consolidated financial statements. The expected returns on these various asset categories are blended to derive one long-term return assumption. The assets are invested in certain collective investment funds, common stocks, U.S. Treasury and other U.S. government agency securities, as well as corporate and municipal bonds and notes. Mortality rate assumptions are based on mortality tables published by third-parties such as the Society of Actuaries (SOA), considering other available information including historical data as well as studies and publications from reputable sources.
The Corporation reviews its pension plan assumptions on an annual basis with its actuarial consultants to determine if the assumptions are reasonable and adjusts the assumptions to reflect changes in future expectations. The major assumptions used to calculate 2020 defined benefit plan pension expense (benefit) were as follows:

Discount rate	3.43%
Long-term rate of return on plan assets	6.50%
Mortality table:
Base table (a)	Pri-2012
Mortality improvement scale (a)	MP-2019

(a)	Issued by the Society of Actuaries in October 2019.
Defined benefit plan expense is expected to decrease $7 million to a benefit of approximately $22 million in 2020, compared to a benefit of $29 million in 2019. This includes service cost expense of $35 million and a benefit from other components of $57 million.
Changing the 2020 discount rate and long-term rate of return by 25 basis points would impact defined benefit expense in 2020 by $7.6 million and $6.6 million, respectively.
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

SUPPLEMENTAL FINANCIAL DATA
The following table provides a reconciliation of non-GAAP financial measures used in this financial review with financial measures defined by GAAP.

(dollar amounts in millions)
December 31	2019	2018	2017	2016	2015
Tangible Common Equity Ratio:
Common shareholders' equity	$7,327	$7,507	$7,963	$7,796	$7,560
Less:
Goodwill	635	635	635	635	635
Other intangible assets	4	6	8	10	14
Tangible common equity	$6,688	$6,866	$7,320	$7,151	$6,911
Total assets	$73,402	$70,818	$71,567	$72,978	$71,877
Less:
Goodwill	635	635	635	635	635
Other intangible assets	4	6	8	10	14
Tangible assets	$72,763	$70,177	$70,924	$72,333	$71,228
Common equity ratio	9.98%	10.60%	11.13%	10.68%	10.52%
Tangible common equity ratio	9.19	9.78	10.32	9.89	9.70
Tangible Common Equity per Share of Common Stock:
Common shareholders' equity	$7,327	$7,507	$7,963	$7,796	$7,560
Tangible common equity	6,688	6,866	7,320	7,151	6,911
Shares of common stock outstanding (in millions)	142	160	173	175	176
Common shareholders' equity per share of common stock	$51.57	$46.89	$46.07	$44.47	$43.03
Tangible common equity per share of common stock	47.07	42.89	42.34	40.79	39.33
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

•	management's ability to maintain and expand customer relationships may differ from expectations;

•	management's ability to retain key officers and employees may change;

•	any future strategic acquisitions or divestitures may present certain risks to the Corporation's business and operations;

•	general political, economic or industry conditions, either domestically or internationally, may be less favorable than expected;

•	methods of reducing risk exposures might not be effective;

•	catastrophic events may adversely affect the general economy, financial and capital markets, specific industries, and the Corporation; and

•	the Corporation's stock price can be volatile.

CONSOLIDATED BALANCE SHEETS
Comerica Incorporated and Subsidiaries

(in millions, except share data)
December 31	2019	2018

ASSETS
Cash and due from banks	$973	$1,390

Interest-bearing deposits with banks	4,845	3,171
Other short-term investments	155	134

Investment securities available-for-sale	12,398	12,045

Commercial loans	31,473	31,976
Real estate construction loans	3,455	3,077
Commercial mortgage loans	9,559	9,106
Lease financing	588	507
International loans	1,009	1,013
Residential mortgage loans	1,845	1,970
Consumer loans	2,440	2,514
Total loans	50,369	50,163
Less allowance for loan losses	(637)	(671)
Net loans	49,732	49,492
Premises and equipment	457	475
Accrued income and other assets	4,842	4,111
Total assets	$73,402	$70,818

LIABILITIES AND SHAREHOLDERS’ EQUITY
Noninterest-bearing deposits	$27,382	$28,690

Money market and interest-bearing checking deposits	24,527	22,560
Savings deposits	2,184	2,172
Customer certificates of deposit	2,978	2,131
Other time deposits	133	—
Foreign office time deposits	91	8
Total interest-bearing deposits	29,913	26,871
Total deposits	57,295	55,561
Short-term borrowings	71	44
Accrued expenses and other liabilities	1,440	1,243
Medium- and long-term debt	7,269	6,463
Total liabilities	66,075	63,311

Common stock - $5 par value:
Authorized - 325,000,000 shares
Issued - 228,164,824 shares	1,141	1,141
Capital surplus	2,174	2,148
Accumulated other comprehensive loss	(235)	(609)
Retained earnings	9,538	8,781
Less cost of common stock in treasury - 86,069,234 shares at 12/31/19 and 68,081,176 shares at 12/31/18	(5,291)	(3,954)
Total shareholders’ equity	7,327	7,507
Total liabilities and shareholders’ equity	$73,402	$70,818
See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME
Comerica Incorporated and Subsidiaries

(in millions)
Years Ended December 31	2019	2018	2017
INTEREST INCOME
Interest and fees on loans	$2,439	$2,262	$1,872
Interest on investment securities	297	265	250
Interest on short-term investments	71	92	60
Total interest income	2,807	2,619	2,182
INTEREST EXPENSE
Interest on deposits	262	122	42
Interest on short-term borrowings	9	1	3
Interest on medium- and long-term debt	197	144	76
Total interest expense	468	267	121
Net interest income	2,339	2,352	2,061
Provision for credit losses	74	(1)	74
Net interest income after provision for credit losses	2,265	2,353	1,987
NONINTEREST INCOME
Card fees	257	244	333
Fiduciary income	206	206	198
Service charges on deposit accounts	203	211	227
Commercial lending fees	91	85	85
Foreign exchange income	44	47	45
Bank-owned life insurance	41	39	43
Letter of credit fees	38	40	45
Brokerage fees	28	27	23
Net securities losses	(7)	(19)	—
Other noninterest income	109	96	108
Total noninterest income	1,010	976	1,107
NONINTEREST EXPENSES
Salaries and benefits expense	1,020	1,009	961
Outside processing fee expense	264	255	366
Occupancy expense	154	152	154
Software expense	117	125	126
Equipment expense	50	48	45
Advertising expense	34	30	28
FDIC insurance expense	23	42	51
Restructuring charges	—	53	45
Other noninterest expenses	81	80	84
Total noninterest expenses	1,743	1,794	1,860
Income before income taxes	1,532	1,535	1,234
Provision for income taxes	334	300	491
NET INCOME	1,198	1,235	743
Less income allocated to participating securities	7	8	5
Net income attributable to common shares	$1,191	$1,227	$738
Earnings per common share:
Basic	$7.95	$7.31	$4.23
Diluted	7.87	7.20	4.14

Cash dividends declared on common stock	398	309	193
Cash dividends declared per common share	2.68	1.84	1.09
See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Comerica Incorporated and Subsidiaries

(in millions)
Years Ended December 31	2019	2018	2017

NET INCOME	$1,198	$1,235	$743

OTHER COMPREHENSIVE INCOME (LOSS)

Unrealized gains (losses) on investment securities:
Net unrealized holding gains (losses) arising during the period	257	(69)	(81)
Less:
Reclassification adjustment for net securities losses included in net income	(8)	(20)	—
Net losses realized as a yield adjustment in interest on investment securities	—	—	(3)
Change in net unrealized gains (losses) before income taxes	265	(49)	(78)

Net gains on cash flow hedges:
Change in net cash flow hedge gains before income taxes	44	—	—

Defined benefit pension and other postretirement plans adjustment:
Actuarial gain (loss) arising during the period	163	(191)	72
Adjustments for amounts recognized as components of net periodic benefit cost:
Amortization of actuarial net loss	42	61	51
Amortization of prior service credit	(27)	(27)	(27)
Change in defined benefit pension and other postretirement plans adjustment before income taxes	178	(157)	96

Total other comprehensive income (loss) before income taxes	487	(206)	18
Provision (benefit) for income taxes	113	(47)	(1)
Total other comprehensive income (loss), net of tax	374	(159)	19

COMPREHENSIVE INCOME	$1,572	$1,076	$762
See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
Comerica Incorporated and Subsidiaries

	Common Stock			Accumulated Other Comprehensive Loss			Total Shareholders’ Equity
(in millions, except per share data)	Shares Outstanding	Amount	Capital Surplus		Retained Earnings	Treasury Stock
BALANCE AT DECEMBER 31, 2016	175.3	$1,141	$2,135	$(383)	$7,331	$(2,428)	$7,796
Cumulative effect of change in accounting principle	—	—	3	—	(2)	—	1
Net income	—	—	—	—	743	—	743
Other comprehensive income, net of tax	—	—	—	19	—	—	19
Cash dividends declared on common stock ($1.09 per share)	—	—	—	—	(193)	—	(193)
Purchase of common stock	(7.5)	—	—	—	—	(544)	(544)
Net issuance of common stock under employee stock plans	3.3	—	(24)	—	(26)	152	102
Net issuance of common stock for warrants	1.8	—	(30)	—	(53)	83	—
Share-based compensation	—	—	39	—	—	—	39
Reclassification of certain deferred tax effects	—	—	—	(87)	87	—	—
Other	—	—	(1)	—	—	1	—
BALANCE AT DECEMBER 31, 2017	172.9	1,141	2,122	(451)	7,887	(2,736)	7,963
Cumulative effect of change in accounting principles	—	—	—	1	14	—	15
Net income	—	—	—	—	1,235	—	1,235
Other comprehensive loss, net of tax	—	—	—	(159)	—	—	(159)
Cash dividends declared on common stock ($1.84 per share)	—	—	—	—	(309)	—	(309)
Purchase of common stock	(14.9)	—	(3)	—	—	(1,326)	(1,329)
Net issuance of common stock under employee stock plans	1.5	—	(9)	—	(23)	75	43
Net issuance of common stock for warrants	0.6	—	(10)	—	(23)	33	—
Share-based compensation	—	—	48	—	—	—	48
BALANCE AT DECEMBER 31, 2018	160.1	1,141	2,148	(609)	8,781	(3,954)	7,507
Cumulative effect of change in accounting principle	—	—	—	—	(14)	—	(14)
Net income	—	—	—	—	1,198	—	1,198
Other comprehensive income, net of tax	—	—	—	374	—	—	374
Cash dividends declared on common stock ($2.68 per share)	—	—	—	—	(398)	—	(398)
Purchase of common stock	(18.7)	—	—	—	—	(1,380)	(1,380)
Net issuance of common stock under employee stock plans	0.7	—	(13)	—	(29)	43	1
Share-based compensation	—	—	39	—	—	—	39
BALANCE AT DECEMBER 31, 2019	142.1	$1,141	$2,174	$(235)	$9,538	$(5,291)	$7,327

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
Comerica Incorporated and Subsidiaries

(in millions)
Years Ended December 31	2019	2018	2017
OPERATING ACTIVITIES
Net income	$1,198	$1,235	$743
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	74	(1)	74
Provision for deferred income taxes	12	24	79
Depreciation and amortization	114	120	121
Net periodic defined benefit credit	(29)	(18)	(18)
Share-based compensation expense	39	48	39
Net amortization of securities	2	3	6
Accretion of loan purchase discount	—	(1)	(3)
Net securities losses	7	19	—
Net gains on sales of foreclosed property	1	(1)	(3)
Net change in:
Accrued income receivable	17	(45)	(33)
Accrued expenses payable	(27)	49	41
Other, net	(318)	184	39
Net cash provided by operating activities	1,090	1,616	1,085
INVESTING ACTIVITIES
Investment securities available-for-sale:
Maturities and redemptions	2,262	1,781	1,615
Sales	987	1,256	1,259
Purchases	(3,346)	(3,032)	(3,112)
Investment securities held-to-maturity:
Maturities and redemptions	—	—	319
Net change in loans	(324)	(1,045)	(175)
Proceeds from sales of foreclosed property	1	8	22
Net increase in premises and equipment	(86)	(90)	(69)
Federal Home Loan Bank stock:
Purchases	(201)	(41)	(42)
Redemptions	201	—	42
Proceeds from bank-owned life insurance settlements	10	9	18
Other, net	2	(2)	3
Net cash used in investing activities	(494)	(1,156)	(120)
FINANCING ACTIVITIES
Net change in:
Deposits	1,711	(2,082)	(1,180)
Short-term borrowings	27	34	(15)
Medium- and long-term debt:
Maturities	(350)	—	(500)
Issuances and advances	1,050	1,850	—
Terminations	—	—	(16)
Common stock:
Repurchases	(1,394)	(1,338)	(560)
Cash dividends paid	(402)	(263)	(180)
Issuances under employee stock plans	18	52	118
Other, net	1	3	(5)
Net cash provided by (used in) financing activities	661	(1,744)	(2,338)
Net increase (decrease) in cash and cash equivalents	1,257	(1,284)	(1,373)
Cash and cash equivalents at beginning of period	4,561	5,845	7,218
Cash and cash equivalents at end of period	$5,818	$4,561	$5,845
Interest paid	$462	$261	$122
Income taxes paid	266	200	336
Noncash investing and financing activities:
Loans transferred to other real estate	12	3	8
Securities transferred from held-to-maturity to available-for-sale	—	1,266	—
Securities transferred from available-for-sale to equity securities	—	81	—
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
Investment securities available-for-sale, derivatives, deferred compensation plans and equity securities with readily determinable fair values (primarily money market mutual funds) are recorded at fair value on a recurring basis. Additionally, from time to time, the Corporation may be required to record other assets and liabilities at fair value on a nonrecurring basis, such as impaired loans, other real estate (primarily foreclosed property), nonmarketable equity securities and certain other assets and liabilities. These nonrecurring fair value adjustments typically involve write-downs of individual assets or application of lower of cost or fair value accounting.
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
Deferred compensation plan assets and liabilities as well as equity securities with a readily determinable fair value
The Corporation holds a portfolio of securities including equity securities and assets held related to deferred compensation plans. Securities and associated deferred compensation plan liabilities are recorded at fair value on a recurring basis and included in other short-term investments and accrued expenses and other liabilities, respectively, on the Consolidated Balance Sheets. Level 1 securities include assets related to deferred compensation plans, which are invested in mutual funds, U.S. Treasury securities that are traded by dealers or brokers in active over-the-counter markets and other securities traded on an active exchange, such as

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Comerica Incorporated and Subsidiaries

the New York Stock Exchange. Deferred compensation plan liabilities represent the fair value of the obligation to the employee, which corresponds to the fair value of the invested assets. Level 2 securities include municipal bonds and residential mortgage-backed securities issued by U.S. government-sponsored entities and corporate debt securities. The methods used to value equity securities and deferred compensation plan assets are the same as the methods used to value investment securities, discussed below.
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
Securities classified as Level 3 represent securities in less liquid markets requiring significant management assumptions when determining fair value. The Corporate Treasury department, with appropriate oversight and approval provided by senior management, is responsible for the valuation of Level 3 securities. Valuation results, including an analysis of changes to the valuation methodology, are provided to senior management for review on a quarterly basis.
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
Nonmarketable equity securities
The Corporation has a portfolio of indirect (through funds) private equity and venture capital investments with a carrying value of $5 million and unfunded commitments of less than $1 million, at December 31, 2019. The investments are accounted for either on the cost or equity method and are individually reviewed for impairment on a quarterly basis by comparing the carrying value to the estimated fair value. These investments may be carried at fair value on a nonrecurring basis when they are deemed to be impaired and written down to fair value. Where there is not a readily determinable fair value, the Corporation estimates fair value for indirect private equity and venture capital investments based on the net asset value, as reported by the fund.
The Corporation also holds restricted equity investments, primarily Federal Home Loan Bank (FHLB) and Federal Reserve Bank (FRB) stock. Restricted equity securities are not readily marketable and are recorded at cost (par value) in accrued income and other assets on the Consolidated Balance Sheets and evaluated for impairment based on the ultimate recoverability of the par value. No significant observable market data for these instruments is available. The Corporation considers the profitability and asset quality of the issuer, dividend payment history and recent redemption experience and believes its investments in FHLB and FRB stock are ultimately recoverable at par. Therefore, the carrying amount for these restricted equity investments approximates fair value. The Corporation classifies the estimated fair value of such investments as Level 1. The Corporation’s investment in FHLB stock totaled $163 million at both December 31, 2019 and 2018, and its investment in FRB stock totaled $85 million at both December 31, 2019 and 2018.
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
Loans held-for-sale, typically residential mortgages originated with the intent to sell and occasionally including other loans transferred to held-for-sale, are carried at the lower of cost or fair value. Fair value is determined in the aggregate for each portfolio. Changes in fair value and gains or losses upon sale are included in other noninterest income on the Consolidated Statements of Income.
Investment Securities
Debt securities are classified as trading, available-for-sale or held-to-maturity. Trading securities are recorded at fair value, with unrealized gains and losses included in noninterest income on the Consolidated Statements of Income. Securities available-for-sale are recorded at fair value, with unrealized gains and losses, net of income taxes, reported as a separate component of other comprehensive income (OCI). Securities for which management has the intent and ability to hold to maturity are classified as held-to-maturity and recorded at amortized cost. Interest income is recognized using the interest method.
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
Debt securities are reviewed quarterly for possible other-than-temporary impairment (OTTI). In determining whether OTTI exists for debt securities in an unrealized loss position, the Corporation assesses the likelihood of selling the security prior to the recovery of its amortized cost basis. If the Corporation intends to sell the debt security or it is more likely than not that the Corporation will be required to sell the debt security prior to the recovery of its amortized cost basis, the debt security is written down to fair value, and the full amount of any impairment charge is recorded as a loss in net securities losses on the Consolidated Statements of Income. If the Corporation does not intend to sell the debt security and it is more likely than not that the Corporation will not be required to sell the debt security prior to recovery of its amortized cost basis, only the credit component of any impairment of a debt security is recognized as a loss in net securities losses on the Consolidated Statements of Income, with the remaining impairment recorded in OCI.
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
The Corporation assesses all loan modifications to determine whether a restructuring constitutes a TDR. A restructuring is considered a TDR when a borrower is experiencing financial difficulty and the Corporation grants a concession to the borrower. TDRs on accrual status at the original contractual rate of interest are considered performing. Nonperforming TDRs include TDRs on nonaccrual status and loans which have been renegotiated to less than the original contractual rates (reduced-rate loans). All TDRs are considered impaired loans.
Loan Origination Fees and Costs
Substantially all loan origination fees and costs are deferred and amortized to net interest income over the life of the related loan or over the commitment period as a yield adjustment. Net deferred income on originated loans, including unearned income and unamortized costs, fees, premiums and discounts, totaled $103 million and $115 million at December 31, 2019 and 2018, respectively.
Loan fees on unused commitments and net origination fees related to loans sold are recognized in noninterest income.
 Allowance for Credit Losses
The allowance for credit losses includes both the allowance for loan losses and the allowance for credit losses on lending-related commitments.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Comerica Incorporated and Subsidiaries

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
The Corporation individually evaluates certain impaired loans on a quarterly basis and establishes specific allowances for such loans, if required. A loan is considered impaired when it is probable that interest or principal payments will not be made in accordance with the contractual terms of the loan agreement. Consistent with this definition, all loans for which the accrual of interest has been discontinued (nonaccrual loans) are considered impaired. The Corporation individually evaluates nonaccrual loans with book balances of $2 million or more and loans whose terms have been modified in a TDR with book balances of $1 million or more. The threshold for individual evaluation is revised on an infrequent basis, generally when economic circumstances change significantly. Specific allowances for impaired loans are estimated using one of several methods, including the estimated fair value of underlying collateral, observable market value of similar debt or discounted expected future cash flows. Collateral values supporting individually evaluated impaired loans are evaluated quarterly. Generally, appraisals are obtained or appraisal assumptions are updated annually, unless conditions dictate increased frequency. The Corporation may reduce the collateral value based upon the age of the appraisal and adverse developments in market conditions.
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
Operating Leases
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
Operating lease liabilities reflect the Corporation’s obligation to make future lease payments, primarily for real estate locations. Lease terms typically comprise contractual terms but may include extension options reasonably certain of being exercised at lease inception for certain strategic locations such as regional headquarters. Payments are discounted using the rate the Corporation would pay to borrow amounts equal to the lease payments over the lease term (the Corporation’s incremental borrowing rate). The Corporation does not separate lease and non-lease components for contracts in which it is the lessee. ROU assets are measured based on lease liabilities adjusted for incentives as well as accrued and prepaid rent. Operating lease expense is recognized on a straight-line basis over the lease term, while variable lease payments are recognized as incurred. Common area maintenance and other executory costs are the main components of variable lease payments. Operating and variable lease expenses are recorded in net occupancy expense on the Consolidated Statements of Income.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Comerica Incorporated and Subsidiaries

The Corporation may choose to perform a qualitative assessment to determine whether it is more likely than not that the fair value of any reporting unit is less than its carrying amount, including goodwill. Factors considered in the assessment of the likelihood of impairment include macroeconomic conditions, industry and market considerations, stock performance of the Corporation and its peers, financial performance, events affecting the Corporation as a whole or its reporting units individually and previous results of goodwill impairment tests. Based on the results of the qualitative analysis, the Corporation determines whether a two-step quantitative test is deemed necessary.
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
Nonmarketable Equity Securities
The Corporation has certain investments that are not readily marketable. These investments include a portfolio of investments in indirect private equity and venture capital funds and restricted equity investments, which are securities the Corporation is required to hold for various reasons, primarily Federal Home Loan Bank of Dallas (FHLB) and Federal Reserve Bank (FRB) stock. These investments are accounted for on the cost or equity method and are included in accrued income and other assets on the Consolidated Balance Sheets. The investments are individually reviewed for impairment on a quarterly basis. Indirect private equity and venture capital funds are evaluated by comparing the carrying value to the estimated fair value. The amount by which the carrying value exceeds the fair value that is determined to be other-than-temporary impairment is charged to current earnings and the carrying value of the investment is written down accordingly. FHLB and FRB stock are recorded at cost (par value) and evaluated for impairment based on the ultimate recoverability of the par value. If the Corporation does not expect to recover the full par value, the amount by which the par value exceeds the ultimately recoverable value would be charged to current earnings and the carrying value of the investment would be written down accordingly.
Derivative Instruments and Hedging Activities
Derivative instruments are carried at fair value in either accrued income and other assets or accrued expenses and other liabilities on the Consolidated Balance Sheets. The accounting for changes in the fair value (i.e., gains or losses) of a derivative instrument is determined by whether it has been designated and qualifies as part of a hedging relationship and, further, by the type of hedging relationship. The Corporation presents derivative instruments at fair value on the Consolidated Balance Sheets on a net basis when a right of offset exists, based on transactions with a single counterparty and any cash collateral paid to and/or received from that counterparty for derivative contracts that are subject to legally enforceable master netting arrangements.
For derivative instruments designated and qualifying as fair value hedges (e.g., hedging the exposure to changes in the fair value of an asset or a liability or an identified portion thereof that is attributable to a particular risk), the gain or loss on the derivative instrument, as well as the offsetting loss or gain on the hedged item attributable to the hedged risk, are recognized in the same consolidated statement of income line that is used to present the earnings effect of the hedged item during the period of the change in fair values. For derivative instruments that are designated and qualify as cash flow hedges (e.g., hedging the exposure to variability in expected future cash flows that is attributable to a particular risk), the gain or loss on the derivative instrument is reported as a component of other comprehensive income and reclassified into earnings in the same consolidated statement of income line item as the earnings effect of the hedged item in the same period or periods during which the hedged transaction affects earnings. For derivative instruments not designated as hedging instruments, the gain or loss is recognized in current earnings during the period of change.
To qualify for the use of hedge accounting, a derivative must be effective at inception and expected to be continuously effective in offsetting the risk being hedged. For derivatives designated as hedging instruments at inception, the Corporation uses either the short-cut method or applies statistical regression analysis to assess effectiveness. The short-cut method is used for $2.1 billion notional of fair value hedges of medium- and long-term debt. This method allows for the assumption of perfect effectiveness and eliminates the requirement to further assess hedge effectiveness on these transactions. For hedge relationships to which the Corporation does not apply the short-cut method, statistical regression analysis is used at inception to assess whether the derivative used is expected to be highly effective in offsetting changes in the fair value or cash flows of the hedged item. A statistical regression or qualitative analysis is performed at each reporting period thereafter to evaluate hedge effectiveness.
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
Revenue Recognition
Revenue from contracts with customers comprises the noninterest income earned by the Corporation in exchange for services provided to customers and is recognized when services are completed or as they are rendered, although contracts are generally short-term by nature. Services provided over a period of time are typically transferred to customers evenly over the term of the contracts and revenue is recognized accordingly over the period services are provided. Contract receivables are included in accrued income and other assets on the Consolidated Balance Sheets. Payment terms vary by services offered, and the time between completion of performance obligations and payment is typically not significant.
Card Fees
Card fees comprise interchange and other fee income earned on government card, commercial card, debit/automated teller machine card and merchant payment processing programs. Card fees are presented net of network costs, as performance obligations for card services are limited to transaction processing and settlement with the card network on behalf of the customers. Fees for these services are primarily based on interchange rates set by the network and transaction volume. The Corporation also provides ongoing card program support services, for which fees are based on contractually agreed-upon prices and customer demand for services.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Comerica Incorporated and Subsidiaries

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
Brokerage Fees
Brokerage fees are commissions earned for facilitating securities transactions for customers, as well as other brokerage services provided. Revenue is recognized when services are completed and is based on the type of services provided and agreed-upon rates. The Corporation pays commissions based on brokerage fee revenue. These are typically recognized when incurred because the amortization period is one year or less and are included in salaries and benefits expense on the Consolidated Statements of Income.
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
Defined Benefit Pension and Other Postretirement Costs
Defined benefit pension costs are funded consistent with the requirements of federal laws and regulations. Inherent in the determination of defined benefit pension costs are assumptions concerning future events that will affect the amount and timing of required benefit payments under the plans. These assumptions include demographic assumptions such as retirement age and mortality, a compensation rate increase, a discount rate used to determine the current benefit obligation, form of payment election and a long-term expected rate of return on plan assets. Net periodic defined benefit pension expense includes service cost, interest cost based on the assumed discount rate, an expected return on plan assets based on an actuarially derived market-related value of assets, amortization of prior service cost or credit and amortization of net actuarial gains or losses. The market-related value of plan assets is determined by amortizing the current year’s investment gains and losses (the actual investment return net of the expected investment return) over 5 years. The amortization adjustment cannot exceed 10 percent of the fair value of assets. Prior service costs or credits include the impact of plan amendments on the liabilities and are amortized over the future service periods of active employees expected to receive benefits under the plan. Actuarial gains and losses result from experience different from that assumed and from changes in assumptions (excluding asset gains and losses not yet reflected in market-related value). Amortization of actuarial gains and losses is included as a component of net periodic defined benefit pension cost for a year if the actuarial net gain or loss exceeds 10 percent of the greater of the projected benefit obligation or the market-related value of plan assets.If amortization is required, the excess is amortized over the average remaining service period of participating employees expected to receive benefits under the plan. Service costs are included in salaries and benefits expense, while the other components of net periodic defined benefit pension expense are included in other noninterest expenses on the Consolidated Statements of Income.
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
Pending Accounting Pronouncements
Current Expected Credit Losses
In June 2016, the FASB issued ASU No. 2016-13, "Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments," which addresses concerns regarding the perceived delay in recognition of credit losses under the existing incurred loss model. The amendment introduces a new, single model for recognizing credit losses on all financial instruments presented on a cost basis. Under the new model, entities must estimate current expected credit losses by considering all available relevant information, including historical and current conditions, as well as reasonable and supportable forecasts of future events. Topic 326 also requires additional qualitative and quantitative disclosure to allow users to better understand the credit risk within the portfolio and the methodologies for determining the allowance for credit losses. The Corporation adopted Topic 326 effective January 1, 2020 using the modified retrospective approach.
Estimation Methodology
The Corporation expects to determine an allowance for the majority of its loan portfolio by applying reserve factors designed to estimate current expected credit losses to amortized cost balances over the remaining contractual life of the portfolio. Loans with similar risk characteristics are aggregated in homogeneous pools. Business loans are assigned to pools based on risk factors including the borrower’s industry; loan type and structure; collateral type; as well as the Corporation’s historical loss patterns and internal risk rating system. For retail loans, pools are based on loan type, past due status and credit scores. Reserve factors are based on estimated probability of default for each pool, set to a default horizon based on contractual life, and loss given default. Historical estimates are calibrated to economic forecasts over the reasonable and supportable forecast period based on the projected performance of specific economic variables that statistically correlate with each of the probability of default and loss given default pools. The Corporation also includes qualitative adjustments to bring the allowance to the level management believes is appropriate based on factors that have not otherwise been fully accounted for, including adjustments for foresight risk, input imprecisions and model imprecision.
The calculation of current expected credit losses is inherently subjective, as it requires management to exercise judgment in determining appropriate factors used to determine the allowance. Some of the most significant factors are selecting the economic forecasts used to calibrate the reserve factors, determining the reasonable and supportable forecast period and choosing the methodology for reverting to appropriate historical credit losses.

•
Economic Forecasts: Management selects economic variables it believes to be most relevant based on the composition of the loan portfolio and customer base, including forecasted levels of employment, gross domestic product, corporate bond and

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Comerica Incorporated and Subsidiaries

treasury spreads, industrial production levels, consumer and commercial real estate price indices as well as housing statistics. The Corporation generally uses a consensus forecast, which may be adjusted after different economic forecasts ranging from more benign to more severe are evaluated, to forecast losses over the contractual life of the loan portfolio.

•
Forecast Period: Management believes it can reasonably forecast credit losses over a two-year horizon. The two-year forecast period, which is shorter than the loss emergence period used under the incurred methodology, encompasses most of the remaining contractual life of the portfolio of business loans. Management may adjust the forecast period in response to changes in the economic environment.

•
Reversion Methodology: For contractual periods which extend beyond the two-year forecast horizon, management elected an immediate reversion to an average historical loss experience that generally incorporates a full economic cycle.

Credit losses for loans that no longer share similar risk characteristics are estimated on an individual basis. Individual evaluations are typically performed for nonaccrual loans and modified loans classified as troubled debt restructurings. Specific allowances are estimated based on one of several methods, including the estimated fair value of the underlying collateral, observable market value of similar debt or the present value of expected cash flows.
The estimation methodology for credit losses on lending-related commitments is similar to the process for estimating credit losses for loans, with the addition of a probability of draw estimate that is applied to each commitment amount.
Topic 326 also requires expected credit losses on available-for-sale (AFS) debt securities be recorded as an allowance for credit losses. For certain types of debt securities, such as U.S. Treasuries and other securities with government guarantees, entities may expect zero credit losses. The Corporation believes the zero-loss expectation currently applies to all its AFS debt securities.
Impact of Adoption
The Corporation’s estimate of current expected credit losses in accordance with Topic 326 assumes continued moderate economic growth of the U.S. economy and is expected to result in a $17 million day-one decrease in the overall allowance for credit losses from $668 million at December 31, 2019 under the incurred loss model. Accordingly, the Corporation expects a corresponding increase of $13 million to retained earnings and a $4 million reduction to deferred tax assets. A similar adjustment at December 31, 2019 would have caused a 2-basis-point increase in the common equity tier 1 capital (CET1) ratio. Business loans, comprising approximately 91 percent of the Corporation’s total loan portfolio, consist of loans and lending arrangements with generally short contractual maturities, which resulted in an expected reduction of $42 million in the allowance for credit losses. The allowance for credit losses is expected to increase $25 million for retail loans, given their longer contractual maturities.
Cloud Computing Arrangements
In August 2018, the FASB issued ASU No. 2018-15, "Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract," (ASU 2018-15), to align the requirements for capitalizing implementation costs in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs relating to internal-use software. The update requires entities in a hosting arrangement that is a service contract to follow the guidance in Subtopic 350-40 to determine which implementation costs to capitalize as an asset and which costs to expense. ASU 2018-15 also requires the amortization of capitalized implementation costs over the term of the associated hosting arrangement to be presented in the same line of the Consolidated Statement of Income as the associated hosting arrangement fees.
The Corporation adopted ASU 2018-15 prospectively on January 1, 2020. The impact of adoption will depend on the magnitude and timing of upcoming software and hosting arrangement projects as well as the nature of the implementation costs.  Additionally, upon adoption, certain fees that were previously classified as outside processing fee expense will be reported in software expense on the Consolidated Statements of Income.

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
Assets and Liabilities Recorded at Fair Value on a Recurring Basis
The following tables present the recorded amount of assets and liabilities measured at fair value on a recurring basis as of December 31, 2019 and 2018.

(in millions)	Total	Level 1	Level 2	Level 3
December 31, 2019
Deferred compensation plan assets	$95	$95	$—	$—
Equity securities	54	54	—	—
Investment securities available-for-sale:
U.S. Treasury and other U.S. government agency securities	2,792	2,792	—	—
Residential mortgage-backed securities (a)	9,606	—	9,606	—
Total investment securities available-for-sale	12,398	2,792	9,606	—
Derivative assets:
Interest rate contracts	211	—	189	22
Energy derivative contracts	96	—	96	—
Foreign exchange contracts	10	—	10	—
Total derivative assets	317	—	295	22
Total assets at fair value	$12,864	$2,941	$9,901	$22
Derivative liabilities:
Interest rate contracts	$39	$—	$39	$—
Energy derivative contracts	92	—	92	—
Foreign exchange contracts	10	—	10	—
Total derivative liabilities	141	—	141	—
Deferred compensation plan liabilities	95	95	—	—
Total liabilities at fair value	$236	$95	$141	$—

(a)	Issued and/or guaranteed by U.S. government agencies or U.S. government-sponsored enterprises.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Comerica Incorporated and Subsidiaries

(in millions)	Total	Level 1	Level 2	Level 3
December 31, 2018
Deferred compensation plan assets	$88	$88	$—	$—
Equity securities	43	43	—	—
Investment securities available-for-sale:
U.S. Treasury and other U.S. government agency securities	2,727	2,727	—	—
Residential mortgage-backed securities (a)	9,318	—	9,318	—
Total investment securities available-for-sale	12,045	2,727	9,318	—
Derivative assets:
Interest rate contracts	67	—	58	9
Energy derivative contracts	189	—	189	—
Foreign exchange contracts	19	—	19	—
Total derivative assets	275	—	266	9
Total assets at fair value	$12,451	$2,858	$9,584	$9
Derivative liabilities:
Interest rate contracts	$70	$—	$70	$—
Energy derivative contracts	186	—	186	—
Foreign exchange contracts	13	—	13	—
Total derivative liabilities	269	—	269	—
Deferred compensation plan liabilities	88	88	—	—
Total liabilities at fair value	$357	$88	$269	$—

(a)	Issued and/or guaranteed by U.S. government agencies or U.S. government-sponsored enterprises.
There were no transfers of assets or liabilities recorded at fair value on a recurring basis into or out of Level 1, Level 2 and Level 3 fair value measurements during the years ended December 31, 2019 and 2018.
The following table summarizes the changes in Level 3 assets measured at fair value on a recurring basis for the years ended December 31, 2019 and 2018.

			Net Realized/Unrealized Gains (Losses) (Pretax) Recorded in Earnings (b)
	Balance at Beginning of Period	Change in Classification (a)			Sales and Redemptions	Balance at End of Period
(in millions)			Realized	Unrealized
Year Ended December 31, 2019
Derivative assets:
Interest rate contracts	$9	$—	$1	$13	$(1)	$22
Year Ended December 31, 2018
Equity securities	$—	$44	$—	$—	$(44)	$—
Investment securities available-for-sale:
State and municipal securities (c)	5	—	—	—	(5)	—
Equity and other non-debt securities (c)	44	(44)	—	—	—	—
Total investment securities available-for-sale	49	(44)	—	—	(5)	—
Derivative assets:
Interest rate contracts	14	—	—	(5)	—	9

(a)	Reflects the reclassification of equity securities resulting from the adoption of ASU 2016-01.

(b)	Realized and unrealized gains and losses due to changes in fair value recorded in other noninterest income on the Consolidated Statements of Income.

(c)	Auction-rate securities.
Assets and Liabilities Recorded at Fair Value on a Nonrecurring Basis
The Corporation may be required to record certain assets and liabilities at fair value on a nonrecurring basis. These include assets that are recorded at the lower of cost or fair value, and were recognized at fair value since it was less than cost at the end of the period.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Comerica Incorporated and Subsidiaries

The following table presents assets recorded at fair value on a nonrecurring basis at December 31, 2019 and 2018. No liabilities were recorded at fair value on a nonrecurring basis at December 31, 2019 and 2018.

(in millions)	Level 3
December 31, 2019
Loans:
Commercial	$70
Total assets at fair value	$70
December 31, 2018
Business loans:
Commercial	$96
Commercial mortgage	4
Total business loans	100

Retail loans:
Residential mortgage	8
Total assets at fair value	$108

Level 3 assets recorded at fair value on a nonrecurring basis at December 31, 2019 and 2018 included both nonaccrual loans and TDRs for which a specific allowance was established based on the fair value of collateral. The unobservable inputs were the additional adjustments applied by management to the appraised values to reflect such factors as non-current appraisals and revisions to estimated time to sell. These adjustments are determined based on qualitative judgments made by management on a case-by-case basis and are not quantifiable inputs, although they are used in the determination of fair value.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Comerica Incorporated and Subsidiaries

The carrying amount and estimated fair value of financial instruments not recorded at fair value in their entirety on a recurring basis on the Corporation’s Consolidated Balance Sheets are as follows:

	Carrying Amount	Estimated Fair Value
(in millions)		Total	Level 1	Level 2	Level 3
December 31, 2019
Assets
Cash and due from banks	$973	$973	$973	$—	$—
Interest-bearing deposits with banks	4,845	4,845	4,845	—	—
Loans held-for-sale	6	6	—	6	—
Total loans, net of allowance for loan losses (a)	49,732	49,975	—	—	49,975
Customers’ liability on acceptances outstanding	2	2	2	—	—
Restricted equity investments	248	248	248	—	—
Nonmarketable equity securities (b)	5	10
Liabilities
Demand deposits (noninterest-bearing)	27,382	27,382	—	27,382	—
Interest-bearing deposits	26,802	26,802	—	26,802	—
Customer certificates of deposit	2,978	2,968	—	2,968	—
Other time deposits	133	133	—	133	—
Total deposits	57,295	57,285	—	57,285	—
Short-term borrowings	71	71	71	—	—
Acceptances outstanding	2	2	2	—	—
Medium- and long-term debt	7,269	7,316	—	7,316	—
Credit-related financial instruments	(57)	(57)	—	—	(57)
December 31, 2018
Assets
Cash and due from banks	$1,390	$1,390	$1,390	$—	$—
Interest-bearing deposits with banks	3,171	3,171	3,171	—	—
Loans held-for-sale	3	3	—	3	—
Total loans, net of allowance for loan losses (a)	49,492	48,889	—	—	48,889
Customers’ liability on acceptances outstanding	4	4	4	—	—
Restricted equity investments	248	248	248	—	—
Nonmarketable equity securities (b)	6	11
Liabilities
Demand deposits (noninterest-bearing)	28,690	28,690	—	28,690	—
Interest-bearing deposits	24,740	24,740	—	24,740	—
Customer certificates of deposit	2,131	2,100	—	2,100	—
Total deposits	55,561	55,530	—	55,530	—
Short-term borrowings	44	44	44	—	—
Acceptances outstanding	4	4	4	—	—
Medium- and long-term debt	6,463	6,436	—	6,436	—
Credit-related financial instruments	(57)	(57)	—	—	(57)

(a)	Included $70 million and $108 million of impaired loans recorded at fair value on a nonrecurring basis at December 31, 2019 and 2018, respectively.

(b)
Certain investments that are measured at fair value using the net asset value have not been classified in the fair value hierarchy. The fair value amounts presented in the table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the Consolidated Balance Sheets.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Comerica Incorporated and Subsidiaries

NOTE 3 - INVESTMENT SECURITIES
A summary of the Corporation’s investment securities follows:

(in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2019
Investment securities available-for-sale:
U.S. Treasury and other U.S. government agency securities	$2,745	$47	$—	$2,792
Residential mortgage-backed securities (a)	9,568	66	28	9,606
Total investment securities available-for-sale	$12,313	$113	$28	$12,398

December 31, 2018
Investment securities available-for-sale:
U.S. Treasury and other U.S. government agency securities	$2,732	$14	$19	$2,727
Residential mortgage-backed securities (a)	9,493	22	197	9,318
Total investment securities available-for-sale	$12,225	$36	$216	$12,045

(a)	Issued and/or guaranteed by U.S. government agencies or U.S. government-sponsored enterprises.
A summary of the Corporation’s investment securities in an unrealized loss position as of December 31, 2019 and 2018 follows:

	Temporarily Impaired
	Less than 12 Months		12 Months or more		Total
(in millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2019
Residential mortgage-backed securities (a)	$1,494	$7	$1,906	$21	$3,400	$28
Total temporarily impaired securities	$1,494	$7	$1,906	$21	$3,400	$28
December 31, 2018
U.S. Treasury and other U.S. government agency securities	$—	$—	$1,457	$19	$1,457	$19
Residential mortgage-backed securities (a)	1,008	9	6,412	188	7,420	197
Total temporarily impaired securities	$1,008	$9	$7,869	$207	$8,877	$216

(a)	Issued and/or guaranteed by U.S. government agencies or U.S. government-sponsored enterprises.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Comerica Incorporated and Subsidiaries

At December 31, 2019, the Corporation had 170 residential mortgage-backed securities in an unrealized loss position with no credit impairment. The unrealized losses for these securities resulted from changes in market interest rates and liquidity, not changes in credit quality. The Corporation ultimately expects full collection of the carrying amount of these securities, does not intend to sell the securities in an unrealized loss position, and it is not more-likely-than-not that the Corporation will be required to sell the securities in an unrealized loss position prior to recovery of amortized cost. The Corporation does not consider these securities to be other-than-temporarily impaired at December 31, 2019.
Sales, primarily from repositioning $1.0 billion and $1.3 billion of lower-yielding treasury securities in the years ended December 31, 2019 and 2018, respectively, of investment securities available-for-sale resulted in the following gains and losses recorded in net securities losses on the Consolidated Statements of Income, computed based on the adjusted cost of the specific security. There were no securities gains or losses for the year ended December 31, 2017.

(in millions)
Year Ended December 31	2019	2018
Securities gains	$1	$2
Securities losses	(8)	(21)
Net securities losses	$(7)	$(19)

The following table summarizes the amortized cost and fair values of debt securities by contractual maturity. Securities with multiple maturity dates are classified in the period of final maturity. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(in millions)
December 31, 2019	Amortized Cost	Fair Value
Contractual maturity
Within one year	$30	$30
After one year through five years	2,842	2,894
After five years through ten years	1,006	1,013
After ten years	8,435	8,461
Total investment securities	$12,313	$12,398

Included in the contractual maturity distribution in the table above were residential mortgage-backed securities with a total amortized cost and fair value of $9.6 billion. The actual cash flows of mortgage-backed securities may differ from contractual maturity as the borrowers of the underlying loans may exercise prepayment options.
At December 31, 2019, investment securities with a carrying value of $518 million were pledged where permitted or required by law to secure $418 million of liabilities, primarily public and other deposits of state and local government agencies and derivative instruments.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Comerica Incorporated and Subsidiaries

NOTE 4 – CREDIT QUALITY AND ALLOWANCE FOR CREDIT LOSSES
The following table presents an aging analysis of the recorded balance of loans.

	Loans Past Due and Still Accruing
(in millions)	30-59 Days	60-89 Days	90 Days or More	Total	Nonaccrual Loans	Current Loans	Total Loans
December 31, 2019
Business loans:
Commercial	$27	$7	$17	$51	$148	$31,274	$31,473
Real estate construction:
Commercial Real Estate business line (a)	6	—	—	6	—	3,038	3,044
Other business lines (b)	—	7	—	7	—	404	411
Total real estate construction	6	7	—	13	—	3,442	3,455
Commercial mortgage:
Commercial Real Estate business line (a)	9	—	—	9	2	2,165	2,176
Other business lines (b)	16	18	9	43	12	7,328	7,383
Total commercial mortgage	25	18	9	52	14	9,493	9,559
Lease financing	1	—	—	1	—	587	588
International	—	5	—	5	—	1,004	1,009
Total business loans	59	37	26	122	162	45,800	46,084

Retail loans:
Residential mortgage	15	2	—	17	20	1,808	1,845
Consumer:
Home equity	4	5	—	9	17	1,685	1,711
Other consumer	2	3	—	5	—	724	729
Total consumer	6	8	—	14	17	2,409	2,440
Total retail loans	21	10	—	31	37	4,217	4,285
Total loans	$80	$47	$26	$153	$199	$50,017	$50,369
December 31, 2018
Business loans:
Commercial	$34	$26	$8	$68	$141	$31,767	$31,976
Real estate construction:
Commercial Real Estate business line (a)	6	—	—	6	—	2,681	2,687
Other business lines (b)	6	—	—	6	—	384	390
Total real estate construction	12	—	—	12	—	3,065	3,077
Commercial mortgage:
Commercial Real Estate business line (a)	4	—	—	4	2	1,737	1,743
Other business lines (b)	32	5	8	45	18	7,300	7,363
Total commercial mortgage	36	5	8	49	20	9,037	9,106
Lease financing	—	—	—	—	2	505	507
International	—	—	—	—	3	1,010	1,013
Total business loans	82	31	16	129	166	45,384	45,679

Retail loans:
Residential mortgage	11	3	—	14	36	1,920	1,970
Consumer:
Home equity	4	1	—	5	19	1,741	1,765
Other consumer	1	—	—	1	—	748	749
Total consumer	5	1	—	6	19	2,489	2,514
Total retail loans	16	4	—	20	55	4,409	4,484
Total loans	$98	$35	$16	$149	$221	$49,793	$50,163

(a)	Primarily loans to real estate developers.

(b)	Primarily loans secured by owner-occupied real estate.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Comerica Incorporated and Subsidiaries

The following table presents loans by credit quality indicator, based on internal risk ratings assigned to each business loan at the time of approval and subjected to subsequent reviews, generally at least annually, and to pools of retail loans with similar risk characteristics.

	Internally Assigned Rating
(in millions)	Pass (a)	Special Mention (b)	Substandard (c)	Nonaccrual (d)	Total
December 31, 2019
Business loans:
Commercial	$29,785	$841	$699	$148	$31,473
Real estate construction:
Commercial Real Estate business line (e)	3,013	19	12	—	3,044
Other business lines (f)	411	—	—	—	411
Total real estate construction	3,424	19	12	—	3,455
Commercial mortgage:
Commercial Real Estate business line (e)	2,121	12	41	2	2,176
Other business lines (f)	7,141	147	83	12	7,383
Total commercial mortgage	9,262	159	124	14	9,559
Lease financing	579	7	2	—	588
International	972	29	8	—	1,009
Total business loans	44,022	1,055	845	162	46,084

Retail loans:
Residential mortgage	1,823	2	—	20	1,845
Consumer:
Home equity	1,682	1	11	17	1,711
Other consumer	722	6	1	—	729
Total consumer	2,404	7	12	17	2,440
Total retail loans	4,227	9	12	37	4,285
Total loans	$48,249	$1,064	$857	$199	$50,369
December 31, 2018
Business loans:
Commercial	$30,817	$464	$554	$141	$31,976
Real estate construction:
Commercial Real Estate business line (e)	2,664	23	—	—	2,687
Other business lines (f)	382	8	—	—	390
Total real estate construction	3,046	31	—	—	3,077
Commercial mortgage:
Commercial Real Estate business line (e)	1,682	14	45	2	1,743
Other business lines (f)	7,157	118	70	18	7,363
Total commercial mortgage	8,839	132	115	20	9,106
Lease financing	500	3	2	2	507
International	996	4	10	3	1,013
Total business loans	44,198	634	681	166	45,679

Retail loans:
Residential mortgage	1,931	3	—	36	1,970
Consumer:
Home equity	1,738	—	8	19	1,765
Other consumer	748	1	—	—	749
Total consumer	2,486	1	8	19	2,514
Total retail loans	4,417	4	8	55	4,484
Total loans	$48,615	$638	$689	$221	$50,163

(a)	Includes all loans not included in the categories of special mention, substandard or nonaccrual.

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

(e)	Primarily loans to real estate developers.

(f)	Primarily loans secured by owner-occupied real estate.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Comerica Incorporated and Subsidiaries

The following table summarizes nonperforming assets.

(in millions)	December 31, 2019	December 31, 2018
Nonaccrual loans	$199	$221
Reduced-rate loans (a)	5	8
Total nonperforming loans	204	229
Foreclosed property	11	1
Total nonperforming assets	$215	$230

(a)	Comprised of reduced-rate retail loans.
There were no retail loans secured by residential real estate properties in process of foreclosure included in nonaccrual loans at December 31, 2019, compared to $1 million at December 31, 2018.
Allowance for Credit Losses
The following table details the changes in the allowance for loan losses and related loan amounts.

	2019			2018			2017
(dollar amounts in millions)	Business Loans	Retail Loans	Total	Business Loans	Retail Loans	Total	Business Loans	Retail Loans	Total

Years Ended December 31
Allowance for loan losses:
Balance at beginning of period	$627	$44	$671	$661	$51	$712	$682	$48	$730
Loan charge-offs	(147)	(5)	(152)	(99)	(4)	(103)	(143)	(6)	(149)
Recoveries on loans previously charged-off	40	5	45	47	5	52	50	7	57
Net loan (charge-offs) recoveries	(107)	—	(107)	(52)	1	(51)	(93)	1	(92)
Provision for loan losses	81	(8)	73	19	(8)	11	71	2	73
Foreign currency translation adjustment	—	—	—	(1)	—	(1)	1	—	1
Balance at end of period	$601	$36	$637	$627	$44	$671	$661	$51	$712

As a percentage of total loans	1.30%	0.84%	1.27%	1.37%	0.97%	1.34%	1.48%	1.12%	1.45%

December 31
Allowance for loan losses:
Individually evaluated for impairment	$31	$—	$31	$27	$—	$27	$67	$—	$67
Collectively evaluated for impairment	570	36	606	600	44	644	594	51	645
Total allowance for loan losses	$601	$36	$637	$627	$44	$671	$661	$51	$712
Loans:
Individually evaluated for impairment	$199	$16	$215	$240	$36	$276	$443	$34	$477
Collectively evaluated for impairment	45,885	4,269	50,154	45,439	4,448	49,887	44,188	4,508	48,696
Total loans evaluated for impairment	$46,084	$4,285	$50,369	$45,679	$4,484	$50,163	$44,631	$4,542	$49,173

Changes in the allowance for credit losses on lending-related commitments, included in accrued expenses and other liabilities on the Consolidated Balance Sheets, are summarized in the following table.

(in millions)
Years Ended December 31	2019	2018	2017
Balance at beginning of period	$30	$42	$41
Provision for credit losses on lending-related commitments	1	(12)	1
Balance at end of period	$31	$30	$42

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Comerica Incorporated and Subsidiaries

Individually Evaluated Impaired Loans
The following table presents additional information regarding individually evaluated impaired loans.

	Recorded Investment In:
(in millions)	Impaired Loans with No Related Allowance	Impaired Loans with Related Allowance	Total Impaired Loans	Unpaid Principal Balance	Related Allowance for Loan Losses
December 31, 2019
Business loans:
Commercial	$30	$120	$150	$251	$30
Commercial mortgage:
Commercial Real Estate business line (a)	39	—	39	49	—
Other business lines (b)	1	9	10	15	1
Total commercial mortgage	40	9	49	64	1
Total business loans	70	129	199	315	31

Retail loans:
Residential mortgage	8	—	8	8	—
Consumer:
Home equity	8	—	8	10	—
Total retail loans (c)	16	—	16	18	—
Total individually evaluated impaired loans	$86	$129	$215	$333	$31
December 31, 2018
Business loans:
Commercial	$50	$130	$180	$227	$24
Commercial mortgage:
Commercial Real Estate business line (a)	39	—	39	49	—
Other business lines (b)	2	16	18	23	3
Total commercial mortgage	41	16	57	72	3
International	2	1	3	8	—
Total business loans	93	147	240	307	27

Retail loans:
Residential mortgage	16	8	24	25	—
Consumer:
Home equity	11	—	11	13	—
Other consumer	1	—	1	1	—
Total consumer	12	—	12	14	—
Total retail loans (c)	28	8	36	39	—
Total individually evaluated impaired loans	$121	$155	$276	$346	$27

(a)	Primarily loans to real estate developers.

(b)	Primarily loans secured by owner-occupied real estate.

(c)	Individually evaluated retail loans generally have no related allowance for loan losses, primarily due to policy which results in direct write-downs of most restructured retail loans.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Comerica Incorporated and Subsidiaries

The following table presents information regarding average individually evaluated impaired loans and the related interest recognized. Interest income recognized for the period primarily related to performing restructured loans.

	Individually Evaluated Impaired Loans
	2019		2018		2017
(in millions)	Average Balance for the Period	Interest Income Recognized for the Period	Average Balance for the Period	Interest Income Recognized for the Period	Average Balance for the Period	Interest Income Recognized for the Period
Years Ended December 31
Business loans:
Commercial	$156	$2	$262	$5	$451	$8
Commercial mortgage:
Commercial Real Estate business line (a)	39	3	40	4	21	2
Other business lines (b)	14	1	23	—	31	—
Total commercial mortgage	53	4	63	4	52	2
Lease financing	1	—	—	—	—	—
International	2	—	4	—	8	—
Total business loans	212	6	329	9	511	10

Retail loans:
Residential mortgage	21	1	21	—	24	—
Consumer:
Home equity	9	—	11	—	13	—
Other consumer	—	—	1	—	3	—
Total consumer	9	—	12	—	16	—
Total retail loans	30	1	33	—	40	—
Total individually evaluated impaired loans	$242	$7	$362	$9	$551	$10

(a)	Primarily loans to real estate developers.

(b)	Primarily loans secured by owner-occupied real estate.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Comerica Incorporated and Subsidiaries

Troubled Debt Restructurings
The following tables detail the recorded balance at December 31, 2019 and 2018 of loans considered to be TDRs that were restructured during the years ended December 31, 2019 and 2018, by type of modification. In cases of loans with more than one type of modification, the loans were categorized based on the most significant modification.

	2019			2018
	Type of Modification			Type of Modification
(in millions)	Principal Deferrals (a)	Interest Rate Reductions	Total Modifications	Principal Deferrals (a)	Interest Rate Reductions	Total Modifications
Years Ended December 31
Business loans:
Commercial	$28	$—	$28	$27	$—	$27
Commercial mortgage:
Other business lines (b)	—	—	—	2	—	2
International	—	—	—	1	—	1
Total business loans	28	—	28	30	—	30

Retail loans:
Consumer:
Home equity (c)	—	1	1	—	3	3
Total loans	$28	$1	$29	$30	$3	$33

(a)	Primarily represents loan balances where terms were extended 90 days or more at or above contractual interest rates. Also includes commercial loans restructured in bankruptcy.

(b)	Primarily loans secured by owner-occupied real estate.

(c)	Includes bankruptcy loans for which the court has discharged the borrower's obligation and the borrower has not reaffirmed the debt.
The Corporation charges interest on principal balances outstanding during deferral periods. Additionally, none of the modifications involved forgiveness of principal.
At December 31, 2019 and 2018, commitments to lend additional funds to borrowers whose terms have been modified in TDRs totaled $3 million and $20 million, respectively. On an ongoing basis, the Corporation monitors the performance of modified loans to their restructured terms. The allowance for loan losses continues to be reassessed on the basis of an individual evaluation for each loan.
For principal deferrals, incremental deterioration in the credit quality of the loan, represented by a downgrade in the risk rating of the loan, for example, due to missed interest payments or a reduction of collateral value, is considered a subsequent default. For interest rate reductions, a subsequent payment default is defined in terms of delinquency, when a principal or interest payment is 90 days past due. Subsequent defaults of principal deferrals totaled $12 million in commercial loans for the year ended December 31, 2019, compared to none in the comparable period in 2018. There were no subsequent defaults of interest rate reductions during either of the years ended December 31, 2019 and 2018.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Comerica Incorporated and Subsidiaries

(outstanding loans, unused commitments and standby letters of credit) to companies related to the automotive industry were as follows:

(in millions)
December 31	2019	2018
Automotive loans:
Production	$1,249	$1,331
Dealer	7,414	8,097
Total automotive loans	$8,663	$9,428
Total automotive exposure:
Production	$2,358	$2,396
Dealer	9,677	10,044
Total automotive exposure	$12,035	$12,440

Further, the Corporation’s portfolio of commercial real estate loans, which includes real estate construction and commercial mortgage loans, was as follows.

(in millions)
December 31	2019	2018
Real estate construction loans:
Commercial Real Estate business line (a)	$3,044	$2,687
Other business lines (b)	411	390
Total real estate construction loans	3,455	3,077
Commercial mortgage loans:
Commercial Real Estate business line (a)	2,176	1,743
Other business lines (b)	7,383	7,363
Total commercial mortgage loans	9,559	9,106
Total commercial real estate loans	$13,014	$12,183
Total unused commitments on commercial real estate loans	$3,557	$3,146

(a)	Primarily loans to real estate developers.

(b)	Primarily loans secured by owner-occupied real estate.
NOTE 6 - PREMISES AND EQUIPMENT
A summary of premises and equipment by major category follows:

(in millions)
December 31	2019	2018
Land	$86	$85
Buildings and improvements	818	842
Furniture and equipment	513	492
Total cost	1,417	1,419
Less: Accumulated depreciation and amortization	(960)	(944)
Net book value	$457	$475

The Corporation conducts a portion of its business from leased facilities and leases certain equipment. Rental expense for leased properties and equipment amounted to $81 million, $75 million and $78 million in 2019, 2018 and 2017, respectively. Refer to Note 26 for more information on leased facilities and equipment.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Comerica Incorporated and Subsidiaries

NOTE 7 - GOODWILL AND CORE DEPOSIT INTANGIBLES
The following table summarizes the carrying value of goodwill by reporting unit for the years ended December 31, 2019 and 2018.

(in millions)
December 31	2019	2018
Business Bank	$473	$473
Retail Bank	101	101
Wealth Management	61	61
Total	$635	$635
The Corporation performs its annual evaluation of goodwill impairment in the third quarter of each year and on an interim basis if events or changes in circumstances between annual tests indicate goodwill might be impaired. In 2019 and 2018, the annual test of goodwill impairment was performed as of the beginning of the third quarter, and in both of these periods, a qualitative assessment resulted in the Corporation determining goodwill was not impaired as it was more likely than not the fair value of each reporting unit exceeded its carrying value.
A summary of core deposit intangible carrying value and related accumulated amortization follows:

(in millions)
December 31	2019	2018
Gross carrying amount	$34	$34
Accumulated amortization	(32)	(30)
Net carrying amount	$2	$4
The Corporation recorded amortization expense related to the core deposit intangible of $2 million for both the years ended December 31, 2019 and 2018. At December 31, 2019, estimated future amortization expense was as follows:

(in millions)
Years Ending December 31
2020	$1
2021	1
Total	$2

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
Credit risk is the possible loss that may occur in the event of nonperformance by the counterparty to a financial instrument. The Corporation attempts to minimize credit risk arising from customer-initiated derivatives by evaluating the creditworthiness of each customer, adhering to the same credit approval process used for traditional lending activities and obtaining collateral as deemed necessary. Derivatives with dealer counterparties are either cleared through a clearinghouse or settled directly with a single counterparty. For derivatives settled directly with dealer counterparties, the Corporation utilizes counterparty risk limits and monitoring procedures, as well as master netting arrangements and bilateral collateral agreements to facilitate the management of credit risk. Master netting arrangements effectively reduce credit risk by permitting settlement of positive and negative positions

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Comerica Incorporated and Subsidiaries

and offset cash collateral held with the same counterparty on a net basis. Bilateral collateral agreements require daily exchange of cash or highly rated securities issued by the U.S. Treasury or other U.S. government entities to collateralize amounts due to either party. At December 31, 2019, counterparties with bilateral collateral agreements had no pledged marketable investment securities and deposited $12 million of cash with the Corporation to secure the fair value of contracts in an unrealized gain position, and the Corporation had pledged $23 million of marketable investment securities and posted $15 million of cash as collateral for contracts in an unrealized loss position. For those counterparties not covered under bilateral collateral agreements, collateral is obtained, if deemed necessary, based on the results of management’s credit evaluation of the counterparty. Collateral varies, but may include cash, investment securities, accounts receivable, equipment or real estate. Included in the fair value of derivative instruments are credit valuation adjustments reflecting counterparty credit risk. These adjustments are determined by applying a credit spread for the counterparty or the Corporation, as appropriate, to the total expected exposure of the derivative. There were no derivative instruments with credit-risk-related contingent features that were in a liability position at December 31, 2019.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Comerica Incorporated and Subsidiaries

The following table presents the composition of the Corporation’s derivative instruments held or issued for risk management purposes or in connection with customer-initiated and other activities at December 31, 2019 and 2018. The table excludes commitments and warrants accounted for as derivatives.

	December 31, 2019			December 31, 2018
		Fair Value			Fair Value
(in millions)	Notional/ Contract Amount (a)	Gross Derivative Assets	Gross Derivative Liabilities	Notional/ Contract Amount (a)	Gross Derivative Assets	Gross Derivative Liabilities
Risk management purposes
Derivatives designated as hedging instruments
Interest rate contracts:
Swaps - fair value - receive fixed/pay floating	$3,325	$—	$—	$2,625	$—	$2
Swaps - cash flow - receive fixed/ pay floating	4,550	—	—	—	—	—
Derivatives used as economic hedges
Foreign exchange contracts:
Spot, forwards and swaps	330	—	2	302	1	1
Total risk management purposes	8,205	—	2	2,927	1	3
Customer-initiated and other activities
Interest rate contracts:
Caps and floors written	671	—	—	885	—	1
Caps and floors purchased	671	—	—	885	1	—
Swaps	16,485	211	39	13,115	66	67
Total interest rate contracts	17,827	211	39	14,885	67	68
Energy contracts:
Caps and floors written	477	—	23	278	—	26
Caps and floors purchased	477	23	—	278	26	—
Swaps	2,135	73	69	2,094	163	160
Total energy contracts	3,089	96	92	2,650	189	186
Foreign exchange contracts:
Spot, forwards, options and swaps	1,013	10	8	1,095	18	12
Total customer-initiated and other activities	21,929	317	139	18,630	274	266
Total gross derivatives	$30,134	317	141	$21,557	275	269
Amounts offset in the Consolidated Balance Sheets:
Netting adjustment - Offsetting derivative assets/liabilities		(63)	(63)		(45)	(45)
Netting adjustment - Cash collateral received/posted		(11)	(12)		(174)	(1)
Net derivatives included in the Consolidated Balance Sheets (b)		243	66		56	223
Amounts not offset in the Consolidated Balance Sheets:
Marketable securities pledged under bilateral collateral agreements		—	(21)		(1)	—
Net derivatives after deducting amounts not offset in the Consolidated Balance Sheets		$243	$45		$55	$223

(a)
Notional or contractual amounts, which represent the extent of involvement in the derivatives market, are used to determine the contractual cash flows required in accordance with the terms of the agreement. These amounts are typically not exchanged, significantly exceed amounts subject to credit or market risk and are not reflected on the Consolidated Balance Sheets.

(b) Net derivative assets are included in accrued income and other assets and net derivative liabilities are included in accrued expenses and other liabilities on the Consolidated Balance Sheets. Included in the fair value of net derivative assets and net derivative liabilities are credit valuation adjustments reflecting counterparty credit risk and credit risk of the Corporation. The fair value of net derivative assets included credit valuation adjustments for counterparty credit risk of $9 million and $2 million at December 31, 2019 and 2018, respectively.
Risk Management
The Corporation's derivative instruments used for managing interest rate risk include fair value hedging strategies that convert fixed-rate long-term debt to variable rates and variable-rate loans to fixed rates.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Comerica Incorporated and Subsidiaries

The following table details the effects of fair value hedging on the Consolidated Statements of Income.

(in millions)	Interest on Medium- and Long-Term Debt
Years Ended December 31	2019	2018
Total interest on medium-and long-term debt (a)	$197	$144

Fair value hedging relationships:
Interest rate contracts:
Hedged items	110	74
Derivatives designated as hedging instruments	(4)	(7)

(a)	Includes the effects of hedging.
For the impact of cash flow hedging, refer to Note 14.
The following table summarizes the expected weighted average remaining maturity of the notional amount of risk management interest rate swaps, the carrying amount of the related hedged items and the weighted average interest rates associated with amounts expected to be received or paid on interest rate swap agreements as of December 31, 2019 and 2018.

			Weighted Average
(dollar amounts in millions)	Derivative Notional Amount	Carrying Value of Hedged Items (a)	Remaining Maturity (in years)	Receive Rate	Pay Rate (b)
December 31, 2019
Swaps - cash flow - receive fixed/pay floating rate
Variable rate loans	$4,550		3.0	1.94%	1.71%
Swaps - fair value - receive fixed/pay floating rate
Medium- and long-term debt	3,325	$3,469	4.6	3.44	2.80
December 31, 2018
Swaps - fair value - receive fixed/pay floating rate
Medium- and long-term debt	2,625	2,663	3.9	3.40	3.45

(a)	Included $146 million and $49 million of cumulative hedging adjustments at December 31, 2019 and 2018, respectively, which included $7 million and $8 million, respectively, of hedging adjustment on a discontinued hedging relationship.

(b)	Variable rates paid on receive fixed swaps designated as fair value and cash flow hedges are based on one- and six-month LIBOR rates in effect at December 31, 2019 and 2018.
Foreign exchange rate risk arises from changes in the value of certain assets and liabilities denominated in foreign currencies. The Corporation employs spot and forward contracts in addition to swap contracts to manage exposure to these and other risks. These instruments are used as economic hedges and net gains or losses are included in other noninterest income on the Consolidated Statements of Income.
Customer-Initiated and Other
The Corporation enters into derivative transactions at the request of customers and generally takes offsetting positions with dealer counterparties to mitigate the inherent market risk. Income primarily results from the spread between the customer derivative and the offsetting dealer position.
For customer-initiated foreign exchange contracts where offsetting positions have not been taken, the Corporation manages the remaining inherent market risk through individual foreign currency position limits and aggregate value-at-risk limits. These limits are established annually and reviewed quarterly. For those customer-initiated derivative contracts which were not offset or where the Corporation holds a position within the limits described above, the Corporation recognized no net gains and losses in other noninterest income on the Consolidated Statements of Income for the years ended December 31, 2019 and 2018, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Comerica Incorporated and Subsidiaries

Fair values of customer-initiated and other derivative instruments represent the net unrealized gains or losses on such contracts and are recorded on the Consolidated Balance Sheets. Changes in fair value are recognized on the Consolidated Statements of Income. The net gains recognized in income on customer-initiated derivative instruments, net of the impact of offsetting positions, were as follows:

(in millions)
Years Ended December 31	Location of Gain	2019	2018
Interest rate contracts	Other noninterest income	$29	$26
Energy contracts	Other noninterest income	5	4
Foreign exchange contracts	Foreign exchange income	43	47
Total		$77	$77

Credit-Related Financial Instruments
The Corporation issues off-balance sheet financial instruments in connection with commercial and consumer lending activities. The Corporation’s credit risk associated with these instruments is represented by the contractual amounts indicated in the following table.

(in millions)
December 31	2019	2018
Unused commitments to extend credit:
Commercial and other	$23,681	$24,266
Bankcard, revolving check credit and home equity loan commitments	3,180	3,001
Total unused commitments to extend credit	$26,861	$27,267
Standby letters of credit	$3,320	$3,244
Commercial letters of credit	18	39

The Corporation maintains an allowance to cover probable credit losses inherent in lending-related commitments, including unused commitments to extend credit, letters of credit and financial guarantees. The allowance for credit losses on lending-related commitments, included in accrued expenses and other liabilities on the Consolidated Balance Sheets, was $31 million and $30 million at December 31, 2019 and 2018, respectively.
Unused Commitments to Extend Credit
Commitments to extend credit are legally binding agreements to lend to a customer, provided there is no violation of any condition established in the contract. These commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many commitments expire without being drawn upon, the total contractual amount of commitments does not necessarily represent future cash requirements of the Corporation. Commercial and other unused commitments are primarily variable rate commitments. The allowance for credit losses on lending-related commitments included $25 million and $24 million at December 31, 2019 and 2018, respectively, for probable credit losses inherent in the Corporation’s unused commitments to extend credit.
Standby and Commercial Letters of Credit
Standby letters of credit represent conditional obligations of the Corporation which guarantee the performance of a customer to a third party. Standby letters of credit are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing and similar transactions. Commercial letters of credit are issued to finance foreign or domestic trade transactions. These contracts expire in decreasing amounts through the year 2028. The Corporation may enter into participation arrangements with third parties that effectively reduce the maximum amount of future payments which may be required under standby and commercial letters of credit. These risk participations covered $161 million and $136 million at December 31, 2019 and 2018, respectively, of the $3.3 billion of standby and commercial letters of credit outstanding at both December 31, 2019 and 2018.
The carrying value of the Corporation’s standby and commercial letters of credit, included in accrued expenses and other liabilities on the Consolidated Balance Sheets, totaled $32 million at December 31, 2019, including $26 million in deferred fees and $6 million in the allowance for credit losses on lending-related commitments. At December 31, 2018, the comparable amounts were $34 million, $28 million and $6 million, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Comerica Incorporated and Subsidiaries

The following table presents a summary of criticized standby and commercial letters of credit at December 31, 2019 and 2018. The Corporation's criticized list is consistent with the Special Mention, Substandard and Doubtful categories defined by regulatory authorities. The Corporation manages credit risk through underwriting, periodically reviewing and approving its credit exposures using Board committee approved credit policies and guidelines.

(dollar amounts in millions)	December 31, 2019	December 31, 2018
Total criticized standby and commercial letters of credit	$44	$49
As a percentage of total outstanding standby and commercial letters of credit	1.3%	1.5%
Other Credit-Related Financial Instruments
The Corporation enters into credit risk participation agreements, under which the Corporation assumes credit exposure associated with a borrower’s performance related to certain interest rate derivative contracts. The Corporation is not a party to the interest rate derivative contracts and only enters into these credit risk participation agreements in instances in which the Corporation is also a party to the related loan participation agreement for such borrowers. The Corporation manages its credit risk on the credit risk participation agreements by monitoring the creditworthiness of the borrowers, which is based on the normal credit review process had it entered into the derivative instruments directly with the borrower. The notional amount of such credit risk participation agreement reflects the pro-rata share of the derivative instrument, consistent with its share of the related participated loan. As of December 31, 2019 and 2018, the total notional amount of the credit risk participation agreements was approximately $786 million and $703 million, respectively, and the fair value was insignificant for both periods. The maximum estimated exposure to these agreements, as measured by projecting a maximum value of the guaranteed derivative instruments, assuming 100 percent default by all obligors on the maximum values, was $20 million and $7 million at December 31, 2019 and 2018, respectively. In the event of default, the lead bank has the ability to liquidate the assets of the borrower, in which case the lead bank would be required to return a percentage of the recouped assets to the participating banks. As of December 31, 2019, the weighted average remaining maturity of outstanding credit risk participation agreements was 3.4 years.
NOTE 9 - VARIABLE INTEREST ENTITIES (VIEs)
The Corporation evaluates its interest in certain entities to determine if these entities meet the definition of a VIE and whether the Corporation is the primary beneficiary and should consolidate the entity based on the variable interests it held both at inception and when there is a change in circumstances that requires a reconsideration.
The Corporation holds ownership interests in funds in the form of limited partnerships or limited liability companies (LLCs) investing in affordable housing projects that qualify for the low-income housing tax credit (LIHTC). The Corporation also directly invests in limited partnerships and LLCs which invest in community development projects, which generate similar tax credits to investors (other tax credit entities). As an investor, the Corporation obtains income tax credits and deductions from the operating losses of these tax credit entities. These tax credit entities meet the definition of a VIE; however, the Corporation is not the primary beneficiary of the entities, as the general partner or the managing member has both the power to direct the activities that most significantly impact the economic performance of the entities and the obligation to absorb losses or the right to receive benefits that could be significant to the entities.
The Corporation accounts for its interests in LIHTC entities using the proportional amortization method. Ownership interests in other tax credit entities are accounted for under either the cost or equity method. Exposure to loss as a result of the Corporation’s involvement in LIHTC entities and other tax credit entities at December 31, 2019 was limited to $441 million and $6 million, respectively.
Investment balances, including all legally binding commitments to fund future investments, are included in accrued income and other assets on the Consolidated Balance Sheets. A liability is recognized in accrued expenses and other liabilities on the Consolidated Balance Sheets for all legally binding unfunded commitments to fund tax credit entities ($160 million at December 31, 2019). Amortization and other write-downs of LIHTC investments are presented on a net basis as a component of the provision for income taxes on the Consolidated Statements of Income, while amortization and write-downs of other tax credit investments are recorded in other noninterest income. The income tax credits and deductions are recorded as a reduction of income tax expense and a reduction of federal income taxes payable.
The Corporation provided no financial or other support that was not contractually required to any of the above VIEs during the years ended December 31, 2019, 2018 and 2017.
The following table summarizes the impact of these tax credit entities on line items on the Corporation’s Consolidated Statements of Income.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Comerica Incorporated and Subsidiaries

(in millions)
Years Ended December 31	2019	2018	2017
Other noninterest income:
Sales of other tax credit investments	$2	$5	$2
Provision for income taxes:
Amortization of LIHTC Investments	65	65	67
Low income housing tax credits	(62)	(62)	(63)
Other tax benefits related to tax credit entities	(13)	(14)	(24)
Total provision for income taxes	$(10)	$(11)	$(20)

For further information on the Corporation’s consolidation policy, see Note 1.
NOTE 10 - DEPOSITS
At December 31, 2019, the scheduled maturities of certificates of deposit and other deposits with a stated maturity were as follows:

(in millions)
Years Ending December 31
2020	$2,970
2021	156
2022	24
2023	15
2024	11
Thereafter	26
Total	$3,202

A maturity distribution of domestic certificates of deposit of $100,000 and over follows:

(in millions)
December 31	2019	2018
Three months or less	$398	$363
Over three months to six months	503	146
Over six months to twelve months	819	278
Over twelve months	97	297
Total	$1,817	$1,084

The aggregate amount of domestic certificates of deposit that meet or exceed the current FDIC insurance limit of $250,000 was $956 million and $543 million at December 31, 2019 and 2018, respectively. All foreign office time deposits of $91 million and $8 million at December 31, 2019 and 2018, respectively, were in denominations of $250,000 or more.
NOTE 11 - SHORT-TERM BORROWINGS
Federal funds purchased and securities sold under agreements to repurchase generally mature within one to four days from the transaction date. Other short-term borrowings, which may consist of borrowed securities and short-term notes, generally mature within one to 120 days from the transaction date.
At December 31, 2019, Comerica Bank (the Bank), a wholly-owned subsidiary of the Corporation, had pledged loans totaling $22.0 billion which provided for up to $17.8 billion of available collateralized borrowing with the FRB.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Comerica Incorporated and Subsidiaries

The following table provides a summary of short-term borrowings.

(dollar amounts in millions)	Federal Funds Purchased and Securities Sold Under Agreements to Repurchase	Other Short-term Borrowings
December 31, 2019
Amount outstanding at year-end	$71	$—
Weighted average interest rate at year-end	1.50%	—%
Maximum month-end balance during the year	$835	$1,200
Average balance outstanding during the year	113	256
Weighted average interest rate during the year	2.28%	2.44%
December 31, 2018
Amount outstanding at year-end	$44	$—
Weighted average interest rate at year-end	2.39%	—%
Maximum month-end balance during the year	$182	$250
Average balance outstanding during the year	59	3
Weighted average interest rate during the year	1.91%	1.75%
December 31, 2017
Amount outstanding at year-end	$10	$—
Weighted average interest rate at year-end	1.43%	—%
Maximum month-end balance during the year	$41	$1,024
Average balance outstanding during the year	20	257
Weighted average interest rate during the year	1.02%	1.15%

NOTE 12 - MEDIUM- AND LONG-TERM DEBT
Medium- and long-term debt is summarized as follows:

(in millions)
December 31	2019	2018
Parent company
Subordinated notes:
3.80% subordinated notes due 2026 (a)	$264	$250
Medium- and long-term notes:
2.125% notes due 2019 (a)	—	348
3.70% notes due 2023 (a)	884	861
4.00% notes due 2029 (a)	587	—
Total medium- and long-term notes	1,471	1,209
Total parent company	1,735	1,459
Subsidiaries
Subordinated notes:
4.00% subordinated notes due 2025 (a)	360	343
7.875% subordinated notes due 2026 (a)	202	198
Total subordinated notes	562	541
Medium- and long-term notes:
2.50% notes due 2020 (a)	674	663
2.50% notes due 2024 (a)	498	—
Total medium- and long-term notes	1,172	663
Federal Home Loan Bank (FHLB) advances:
Floating-rate based on FHLB auction rate due 2026	2,800	2,800
Floating-rate based on FHLB auction rate due 2028	1,000	1,000
Total FHLB advances	3,800	3,800
Total subsidiaries	5,534	5,004
Total medium- and long-term debt	$7,269	$6,463

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Comerica Incorporated and Subsidiaries

The Bank, a wholly-owned subsidiary of the Corporation, is a member of the FHLB, which provides short- and long-term funding to its members through advances collateralized by real-estate related assets. The interest rate on the FHLB advances resets between four and eight weeks, based on the FHLB auction rate. At December 31, 2019, the weighted-average rate on the FHLB advances was 1.75%. Each note may be prepaid in full, without penalty, at each scheduled reset date. Borrowing capacity is contingent upon the amount of collateral available to be pledged to the FHLB. At December 31, 2019, $17.2 billion of real estate-related loans were pledged to the FHLB as blanket collateral for current and potential future borrowings of approximately $5.1 billion.
The Corporation issued $350 million of 4.00% senior notes maturing in 2029, swapped to a floating rate at 30-day LIBOR plus 129 basis points in first quarter 2019 and issued an additional $200 million of 4.00% senior notes maturing in 2029 in third quarter 2019, swapped to a floating rate at 30-day LIBOR plus 123 basis points. These notes were consolidated under a single series with an aggregate principal amount of $550 million.
Also in third quarter 2019, the Bank issued $500 million of 2.50% medium-term notes due in 2024, swapped to a floating rate based on 30-day LIBOR plus 84 basis points.
Unamortized debt issuance costs deducted from the carrying amount of medium- and long-term debt totaled $12 million and $8 million at December 31, 2019 and 2018, respectively.
At December 31, 2019, the principal maturities of medium- and long-term debt were as follows:

(in millions)
Years Ending December 31
2020	$675
2021	—
2022	—
2023	850
2024	500
Thereafter	5,100
Total	$7,125

NOTE 13 - SHAREHOLDERS’ EQUITY
Repurchases of common stock under the equity repurchase program initially authorized in 2010 by the Board of Directors of the Corporation totaled 18.6 million shares at an average price paid of $73.60 in 2019, 14.8 million shares at an average price paid of $89.21 per share in 2018 and 7.3 million shares at an average price paid of $72.44 per share in 2017. There is no expiration date for the Corporation's equity repurchase program. During the year ended December 31, 2019, the Corporation repurchased $1.4 billion under the equity repurchase program.
At December 31, 2019, the Corporation had no outstanding warrants as all remaining warrants to purchase common stock expired in 2018. Approximately 585,000 and 1.8 million shares of common stock were issued upon exercise of warrants in 2018 and 2017, respectively.
At December 31, 2019, the Corporation had 3.8 million shares of common stock reserved for stock option exercises and restricted stock unit vesting and 458,000 shares of restricted stock outstanding to employees and directors under share-based compensation plans.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Comerica Incorporated and Subsidiaries

NOTE 14 - ACCUMULATED OTHER COMPREHENSIVE LOSS
The following table presents a reconciliation of the changes in the components of accumulated other comprehensive loss and details the components of other comprehensive income (loss) for the years ended December 31, 2019, 2018 and 2017, including the amount of income tax expense (benefit) allocated to each component of other comprehensive income (loss).

(in millions)
Years Ended December 31	2019	2018	2017
Accumulated net unrealized gains (losses) on investment securities:
Balance at beginning of period, net of tax	$(138)	$(101)	$(33)

Cumulative effect of change in accounting principle	—	1	—
Net unrealized holding gains (losses) arising during the period	257	(69)	(81)
Less: Provision (benefit) for income taxes	60	(16)	(27)
Net unrealized holding gains (losses) arising during the period, net of tax	197	(53)	(54)
Less:
Net realized losses included in net securities losses	(8)	(20)	—
Less: Benefit for income taxes	(2)	(5)	—
Reclassification adjustment for net securities losses included in net income, net of tax	(6)	(15)	—
Less:
Net losses realized as a yield adjustment in interest on investment securities	—	—	(3)
Less: Benefit for income taxes	—	—	(1)
Reclassification adjustment for net losses realized as a yield adjustment included in net income, net of tax	—	—	(2)
Change in net unrealized gains (losses) on investment securities, net of tax	203	(38)	(52)
Reclassification of certain deferred tax effects (a)	—	—	(16)
Balance at end of period, net of tax	$65	$(138)	$(101)
Accumulated net gains on cash flow hedges:
Balance at beginning of period, net of tax	$—	$—	$—

Net cash flow hedge gains arising during the period	44	—	—
Less: Provision for income taxes	10	—	—
Change in net cash flow hedge gains, net of tax	34	—	—
Balance at end of period, net of tax (b)	$34	$—	$—
Accumulated defined benefit pension and other postretirement plans adjustment:
Balance at beginning of period, net of tax	$(471)	$(350)	$(350)

Actuarial gain (loss) arising during the period	163	(191)	72
Less: Provision (benefit) for income taxes	38	(44)	17
Net defined benefit pension and other postretirement adjustment arising during the period, net of tax	125	(147)	55
Amounts recognized in other noninterest expense:
Amortization of actuarial net loss	42	61	51
Amortization of prior service credit	(27)	(27)	(27)
Total amounts recognized in other noninterest expense	15	34	24
Less: Provision for income taxes	3	8	8
Adjustment for amounts recognized as other components of net benefit cost during the period, net of tax	12	26	16
Change in defined benefit pension and other postretirement plans adjustment, net of tax	137	(121)	71
Reclassification of certain deferred tax effects (a)	—	—	(71)
Balance at end of period, net of tax	$(334)	$(471)	$(350)
Total accumulated other comprehensive loss at end of period, net of tax	$(235)	$(609)	$(451)

(a)	Amounts reclassified to retained earnings due to early adoption of ASU 2018-02. For further information, refer to Note 1.

(b)
The corporation expects to reclassify $12 million of net gains, net of tax, from accumulated other comprehensive loss to earnings over the next twelve months if interest yield curves and notional amounts remain at December 31, 2019 levels.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Comerica Incorporated and Subsidiaries

NOTE 15 - NET INCOME PER COMMON SHARE
Basic and diluted net income per common share are presented in the following table.

(in millions, except per share data)
Years Ended December 31	2019	2018	2017
Basic and diluted
Net income	$1,198	$1,235	$743
Less: Income allocated to participating securities	7	8	5
Net income attributable to common shares	$1,191	$1,227	$738

Basic average common shares	150	168	174

Basic net income per common share	$7.95	$7.31	$4.23

Basic average common shares	150	168	174
Dilutive common stock equivalents:
Net effect of the assumed exercise of stock options	1	2	3
Net effect of the assumed exercise of warrants	—	1	1
Diluted average common shares	151	171	178

Diluted net income per common share	$7.87	$7.20	$4.14

The following average shares related to outstanding options to purchase shares of common stock were not included in the computation of diluted net income per common share because the options were anti-dilutive for the period. There were no anti-dilutive options for the year ended December 31, 2017.

Years Ended December 31	2019	2018
Average outstanding options	542,786	193,248
Range of exercise prices	$67.53 - $95.25	$95.25
NOTE 16 - SHARE-BASED COMPENSATION
Share-based compensation expense is charged to salaries and benefits expense on the Consolidated Statements of Income. The components of share-based compensation expense for all share-based compensation plans and related tax benefits are as follows:

(in millions)
Years Ended December 31	2019	2018	2017
Total share-based compensation expense	$39	$48	$39
Related tax benefits recognized in net income	$9	$11	$14

The following table summarizes unrecognized compensation expense for all share-based plans.

(dollar amounts in millions)	December 31, 2019
Total unrecognized share-based compensation expense	$33
Weighted-average expected recognition period (in years)	2.3

The Corporation has share-based compensation plans under which it awards shares of restricted stock units to executive officers, directors and key personnel, and stock options to executive officers and key personnel of the Corporation and its subsidiaries. Additionally, the Corporation has awarded restricted stock to executive officers and key personnel under a previous share-based compensation plan that remain unvested. Restricted stock and restricted stock units fully vest after a period ranging from three years to five years, and stock options fully vest after four years. The maturity of each option is determined at the date of grant; however, no options may be exercised later than ten years from the date of grant. The options may have restrictions regarding exercisability. The plans provide for a grant of up to 6.1 million common shares, plus shares under certain plans that are forfeited, expire or are canceled, which become available for re-grant. At December 31, 2019, over 5 million shares were available for grant.

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
The estimated weighted-average grant-date fair value per option and the underlying binomial option-pricing model assumptions are summarized in the following table:

Years Ended December 31	2019	2018	2017
Weighted-average grant-date fair value per option	$22.27	$30.32	$19.61
Weighted-average assumptions:
Risk-free interest rates	2.74%	2.63%	2.47%
Expected dividend yield	3.00	3.00	3.00
Expected volatility factors of the market price of Comerica common stock	30	36	34
Expected option life (in years)	7.6	7.4	7.0

A summary of the Corporation’s stock option activity and related information for the year ended December 31, 2019 follows:

		Weighted-Average
	Number of Options (in thousands)	Exercise Price per Share	Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Outstanding-January 1, 2019	2,943	$44.70
Granted	283	80.14
Forfeited or expired	(35)	65.91
Exercised	(511)	37.32
Outstanding-December 31, 2019	2,680	49.58	5.3	$66
Exercisable-December 31, 2019	1,816	$41.79	4.2	$56

The aggregate intrinsic value of outstanding options shown in the table above represents the total pretax intrinsic value at December 31, 2019, based on the Corporation’s closing stock price of $71.75 at December 31, 2019.
The total intrinsic value of stock options exercised was $20 million, $81 million and $104 million for the years ended December 31, 2019, 2018 and 2017, respectively.
A summary of the Corporation’s restricted stock activity and related information for the year ended December 31, 2019 follows:

	Number of Shares (in thousands)	Weighted-Average Grant-Date Fair Value per Share
Outstanding-January 1, 2019	869	$44.34
Forfeited	(27)	49.81
Vested	(384)	38.81
Outstanding-December 31, 2019	458	$48.64

The total fair value of restricted stock awards that fully vested was $15 million, $14 million and $19 million for the years ended December 31, 2019, 2018 and 2017, respectively.
A summary of the Corporation's restricted stock unit activity and related information for the year ended December 31, 2019 follows:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Comerica Incorporated and Subsidiaries

	Service-Based Units		Performance-Based Units
	Number of Units (in thousands)	Weighted-Average Grant-Date Fair Value per Share	Number of Units (in thousands)	Weighted-Average Grant-Date Fair Value per Share
Outstanding-January 1, 2019	367	$68.14	662	$56.64
Granted	237	78.81	329	66.80
Forfeited	(14)	87.38	(28)	81.06
Vested	(12)	55.81	(420)	32.53
Outstanding-December 31, 2019	578	72.34	543	80.22

The total fair value of restricted stock units that fully vested was $14 million, $10 million and $10 million for the years ended December 31, 2019, 2018 and 2017, respectively.
The Corporation expects to satisfy the exercise of stock options, the vesting of restricted stock units and future grants of restricted stock by issuing shares of common stock out of treasury. At December 31, 2019, the Corporation held 86.1 million shares in treasury.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Comerica Incorporated and Subsidiaries

The following table sets forth reconciliations of plan assets and the projected benefit obligation, the weighted-average assumptions used to determine year-end benefit obligations, and the amounts recognized in accumulated other comprehensive income (loss) for the Corporation’s defined benefit pension plans and postretirement benefit plan at December 31, 2019 and 2018. The Corporation used a measurement date of December 31, 2019 for these plans.

	Defined Benefit Pension Plans
	Qualified		Non-Qualified		Postretirement Benefit Plan
(dollar amounts in millions)	2019	2018	2019	2018	2019	2018
Change in fair value of plan assets:
Fair value of plan assets at January 1	$2,458	$2,747	$—	$—	$56	$60
Actual return on plan assets	579	(167)	—	—	5	(1)
Employer contributions	—	—	—	—	1	1
Benefits paid	(104)	(122)	—	—	(5)	(4)
Fair value of plan assets at December 31	$2,933	$2,458	$—	$—	$57	$56
Change in projected benefit obligation:
Projected benefit obligation at January 1	$1,901	$2,061	$211	$212	$46	$51
Service cost	31	29	3	2	—	—
Interest cost	80	75	9	8	2	2
Actuarial loss (gain)	223	(142)	25	—	5	(3)
Benefits paid	(104)	(122)	(13)	(11)	(5)	(4)
Projected benefit obligation at December 31	$2,131	$1,901	$235	$211	$48	$46
Accumulated benefit obligation	$2,121	$1,893	$234	$209	$48	$46
Funded status at December 31 (a) (b)	$802	$557	$(235)	$(211)	$9	$10
Weighted-average assumptions used:
Discount rate	3.43%	4.37%	3.43%	4.37%	3.26%	4.26%
Rate of compensation increase	4.00	4.00	4.00	4.00	n/a	n/a
Healthcare cost trend rate:
Cost trend rate assumed for next year	n/a	n/a	n/a	n/a	6.25	6.50
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	n/a	n/a	n/a	n/a	4.50	4.50
Year when rate reaches the ultimate trend rate	n/a	n/a	n/a	n/a	2027	2027
Amounts recognized in accumulated other comprehensive income (loss) before income taxes:
Net actuarial loss	$(463)	$(687)	$(94)	$(76)	$(20)	$(19)
Prior service credit	121	140	26	34	1	1
Balance at December 31	$(342)	$(547)	$(68)	$(42)	$(19)	$(18)

(a)	Based on projected benefit obligation for defined benefit pension plans and accumulated benefit obligation for postretirement benefit plan.

(b)
The Corporation recognizes the overfunded and underfunded status of the plans in accrued income and other assets and accrued expenses and other liabilities, respectively, on the Consolidated Balance Sheets.

n/a - not applicable
Because the non-qualified defined benefit pension plan has no assets, the accumulated benefit obligation exceeded the fair value of plan assets at December 31, 2019 and December 31, 2018.
The following table details the changes in plan assets and benefit obligations recognized in other comprehensive income (loss) for the year ended December 31, 2019.

	Defined Benefit Pension Plans
(in millions)	Qualified	Non-Qualified	Postretirement Benefit Plan	Total
Actuarial gain (loss) arising during the period	$190	$(25)	$(2)	$163
Amortization of net actuarial loss	34	7	1	42
Amortization of prior service credit	(19)	(8)	—	(27)
Total recognized in other comprehensive income (loss)	$205	$(26)	$(1)	$178

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Comerica Incorporated and Subsidiaries

Components of net periodic defined benefit cost and postretirement benefit cost, the actual return on plan assets and the weighted-average assumptions used were as follows:

	Defined Benefit Pension Plans
(dollar amounts in millions)	Qualified			Non-Qualified
Years Ended December 31	2019	2018	2017	2019	2018	2017
Service cost (a)	$31	$29	$29	$3	$2	$2

Other components of net benefit (credit) cost:
Interest cost	80	75	78	9	8	8
Expected return on plan assets	(166)	(165)	(159)	—	—	—
Amortization of prior service credit	(19)	(19)	(19)	(8)	(8)	(8)
Amortization of net loss	34	51	43	7	9	8
Total other components of net benefit (credit) cost (b)	(71)	(58)	(57)	8	9	8
Net periodic defined benefit (credit) cost	$(40)	$(29)	$(28)	$11	$11	$10
Actual return on plan assets	$579	$(167)	$396	n/a	n/a	n/a
Actual rate of return on plan assets	24.07%	(6.21)%	16.48%	n/a	n/a	n/a
Weighted-average assumptions used:
Discount rate	4.37%	3.74%	4.23%	4.37%	3.74%	4.23%
Expected long-term return on plan assets	6.50	6.50	6.50	n/a	n/a	n/a
Rate of compensation increase	4.00	3.75	3.50	4.00	3.75	3.50

(a)	Included in salaries and benefits expense on the Consolidated Statements of Income.

(b)	Included in other noninterest expenses on the Consolidated Statements of Income.
n/a - not applicable

(dollar amounts in millions)	Postretirement Benefit Plan
Years Ended December 31	2019	2018	2017
Other components of net benefit cost:
Interest cost	$2	$2	$2
Expected return on plan assets	(3)	(3)	(3)
Amortization of net loss	1	1	1
Net periodic postretirement benefit cost	$—	$—	$—
Actual return on plan assets	$5	$(1)	$2
Actual rate of return on plan assets	9.14%	(2.05)%	3.52%
Weighted-average assumptions used:
Discount rate	4.26%	3.55%	3.92%
Expected long-term return on plan assets	5.00	5.00	5.00
Healthcare cost trend rate:
Cost trend rate assumed	6.50	6.50	6.50
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	4.50	4.50	4.50
Year that the rate reaches the ultimate trend rate	2027	2027	2027

The expected long-term rate of return of plan assets is the average rate of return expected to be realized on funds invested or expected to be invested over the life of the plan, which has an estimated duration of approximately 12 years as of December 31, 2019. The expected long-term rate of return on plan assets is set after considering both long-term returns in the general market and long-term returns experienced by the assets in the plan. The returns on the various asset categories are blended to derive one long-term rate of return. The Corporation reviews its pension plan assumptions on an annual basis with its actuarial consultants to determine if assumptions are reasonable and adjusts the assumptions to reflect changes in future expectations.
The estimated portion of balances remaining in accumulated other comprehensive income (loss) that are expected to be recognized as a component of net periodic benefit cost in the year ended December 31, 2020 are as follows:

	Defined Benefit Pension Plans
(in millions)	Qualified	Non-Qualified	Postretirement Benefit Plan	Total
Net loss	$54	$9	$1	$64
Prior service credit	(19)	(8)	—	(27)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Comerica Incorporated and Subsidiaries

Assumed healthcare cost trend rates have a significant effect on the amounts reported for the postretirement benefit plan. A one-percentage-point change in 2019 assumed healthcare and prescription drug cost trend rates would result in a five-percentage-point change in the postretirement benefit obligation.
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
 Fair Values
The fair values of the Corporation’s qualified defined benefit pension plan investments measured at fair value on a recurring basis at December 31, 2019 and 2018, by asset category and level within the fair value hierarchy, are detailed in the table below.

(in millions)	Total	Level 1	Level 2	Level 3
December 31, 2019
Equity securities:
Mutual funds	$2	$2	$—	$—
Common stock	1,086	1,086	—	—
Fixed income securities:
U.S. Treasury and other U.S. government agency securities	574	551	23	—
Corporate and municipal bonds and notes	734	—	734	—
Mortgage-backed securities	27	—	27	—
Private placements	57	—	—	57
Total investments in the fair value hierarchy	2,480	$1,639	$784	$57

Investments measured at net asset value:
Collective investment funds	469
Total investments at fair value	$2,949
December 31, 2018
Equity securities:
Mutual funds	$3	$3	$—	$—
Common stock	803	803	—	—
Fixed income securities:
U.S. Treasury and other U.S. government agency securities	496	482	14	—
Corporate and municipal bonds and notes	679	—	679	—
Mortgage-backed securities	29	—	29	—
Private placements	60	—	—	60
Total investments in the fair value hierarchy	2,070	$1,288	$722	$60

Investments measured at net asset value:
Collective investment funds	392
Total investments at fair value	$2,462

The table below provides a summary of changes in the Corporation’s qualified defined benefit pension plan’s Level 3 investments measured at fair value on a recurring basis for the years ended December 31, 2019 and 2018.

	Balance at Beginning of Period					Balance at End of Period
		Net Gains (Losses)
(in millions)		Realized	Unrealized	Purchases	Sales
Year Ended December 31, 2019
Private placements	$60	$3	$8	$49	$(63)	$57
Year Ended December 31, 2018
Private placements	$80	$(1)	$(7)	$70	$(82)	$60

There were no assets in the non-qualified defined benefit pension plan at December 31, 2019 and 2018. The postretirement benefit plan is fully invested in bank-owned life insurance policies. The fair value of bank-owned life insurance policies is based on the cash surrender values of the policies as reported by the insurance companies and is classified in Level 2 of the fair value hierarchy.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Comerica Incorporated and Subsidiaries

Cash Flows
The Corporation currently expects to make no employer contributions to the qualified and non-qualified defined benefit pension plans and postretirement benefit plan for the year ended December 31, 2020.

	Estimated Future Benefit Payments
(in millions) Years Ended December 31	Qualified Defined Benefit Pension Plan	Non-Qualified Defined Benefit Pension Plan	Postretirement Benefit Plan (a)
2020	$134	$14	$5
2021	133	14	5
2022	136	14	5
2023	137	15	5
2024	139	15	4
2025 - 2029	683	74	16

(a)	Estimated benefit payments in the postretirement benefit plan are net of estimated Medicare subsidies.
Defined Contribution Plans
Substantially all of the Corporation’s employees are eligible to participate in the Corporation’s principal defined contribution plan (a 401(k) plan). Under this plan, the Corporation makes core matching cash contributions of 100 percent of the first 4 percent of qualified earnings contributed by employees (up to the current IRS compensation limit), invested based on employee investment elections. Employee benefits expense included expense for the plan of $22 million for the year ended December 31, 2019, and $21 million for the years ended December 31, 2018 and 2017.
Deferred Compensation Plans
The Corporation offers optional deferred compensation plans under which certain employees and non-employee directors (participants) may make an irrevocable election to defer incentive compensation and/or a portion of base salary until retirement or separation from the Corporation. The participant may direct deferred compensation into one or more deemed investment options. Although not required to do so, the Corporation invests actual funds into the deemed investments as directed by participants, resulting in a deferred compensation asset, recorded in other short-term investments on the Consolidated Balance Sheets that offsets the liability to participants under the plan, recorded in accrued expenses and other liabilities. The earnings from the deferred compensation asset are recorded in interest on short-term investments and other noninterest income and the related change in the liability to participants under the plan is recorded in salaries and benefits expense on the Consolidated Statements of Income.
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
The current and deferred components of the provision for income taxes were as follows:

(in millions)
December 31	2019	2018	2017
Current:
Federal	$267	$227	$371
Foreign	7	10	5
State and local	48	39	36
Total current	322	276	412
Deferred:
Federal	16	29	(26)
State and local	(4)	3	(2)
Remeasurement of deferred taxes	—	(8)	107
Total deferred	12	24	79
Total	$334	$300	$491

Income before income taxes of $1.5 billion for the year ended December 31, 2019 included $42 million of foreign-source income.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Comerica Incorporated and Subsidiaries

The Tax Cuts and Jobs Act (the "Act"), enacted on December 22, 2017, reduced the U.S. federal corporate tax rate from 35 percent to 21 percent. The amount recorded related to the remeasurement of the Corporation’s deferred tax balance was a reduction of $99 million, including a provisional adjustment of $107 million recognized in 2017 and an $8 million revision to the impact recorded in 2018.
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
A reconciliation of expected income tax expense at the federal statutory rate to the Corporation’s provision for income taxes and effective tax rate follows:

(dollar amounts in millions)	2019		2018		2017
Years Ended December 31	Amount	Rate	Amount	Rate	Amount	Rate
Tax based on federal statutory rate	$322	21.0%	$323	21.0%	$432	35.0%
State income taxes	33	2.2	35	2.3	22	1.8
Employee stock transactions	(12)	(0.8)	(23)	(1.5)	(35)	(2.8)
Capitalization and recovery positions (a)	—	—	(17)	(1.1)	—	—
Affordable housing and historic credits	(11)	(0.7)	(12)	(0.8)	(21)	(1.7)
Bank-owned life insurance	(9)	(0.6)	(9)	(0.6)	(16)	(1.3)
Remeasurement of deferred taxes	—	—	(8)	(0.5)	107	8.7
FDIC insurance expense (b)	5	0.3	8	0.5	—	—
Other changes in unrecognized tax benefits	—	—	4	0.3	—	—
Tax-related interest and penalties	2	0.1	(3)	(0.2)	4	0.3
Lease termination transactions	—	—	—	—	(2)	(0.2)
Other	4	0.2	2	0.1	—	—
Provision for income taxes	$334	21.7%	$300	19.5%	$491	39.8%

(a)	Tax benefits from the review of tax capitalization and recovery positions related to software and fixed assets included in the 2017 tax return.

(b)	Beginning January 1, 2018, FDIC insurance expense is no longer deductible as a result of the enactment of the Tax Cuts and Jobs Act.
The liability for tax-related interest and penalties included in accrued expenses and other liabilities on the Consolidated Balance Sheets was $8 million and $7 million at December 31, 2019 and 2018, respectively.
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
A reconciliation of the beginning and ending amount of net unrecognized tax benefits follows:

(in millions)	2019	2018	2017
Balance at January 1	$14	$10	$15
Increase as a result of tax positions taken during a prior period	4	9	4
Decrease related to settlements with tax authorities	(1)	(4)	(8)
Other	—	(1)	(1)
Balance at December 31	$17	$14	$10

The Corporation anticipates it is reasonably possible settlements with tax authorities will result in a $5 million decrease in net unrecognized tax benefits within the next twelve months.
After consideration of the effect of the federal tax benefit available on unrecognized state tax benefits, the total amount of unrecognized tax benefits, if recognized, would affect the Corporation’s effective tax rate was approximately $14 million and $11 million at December 31, 2019 and 2018, respectively.
The following tax years for significant jurisdictions remain subject to examination as of December 31, 2019:

Jurisdiction	Tax Years
Federal	2014-2018
California	2006-2017

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
The principal components of deferred tax assets and liabilities were as follows:

(in millions)
December 31	2019	2018
Deferred tax assets:
Allowance for loan losses	$134	$141
Deferred compensation	61	68
Deferred loan origination fees and costs	8	9
Net unrealized losses on investment securities available-for-sale	—	42
Operating lease liability	77	—
Other temporary differences, net	49	42
Total deferred tax asset before valuation allowance	329	302
Valuation allowance	(3)	(3)
Total deferred tax assets	326	299
Deferred tax liabilities:
Lease financing transactions	(73)	(74)
Defined benefit plans	(91)	(41)
Allowance for depreciation	(21)	(18)
Hedging gains and losses	(10)	—
Leasing right of use asset	(69)	—
Net unrealized gains on investment securities available-for-sale	(20)	—
Total deferred tax liabilities	(284)	(133)
Net deferred tax asset	$42	$166

Deferred tax assets included state net operating loss carryforwards of $3 million and $4 million at December 31, 2019 and December 31, 2018, respectively, which expire between 2019 and 2028. The Corporation believes it is more likely than not the benefit from certain of these state net operating loss carryforwards will not be realized and, accordingly, maintained a valuation allowance of $3 million at both December 31, 2019 and December 31, 2018. For further information on the Corporation’s valuation policy for deferred tax assets, refer to Note 1.
NOTE 19 - TRANSACTIONS WITH RELATED PARTIES
The Corporation’s banking subsidiaries had, and expect to have in the future, transactions with the Corporation’s directors and executive officers, companies with which these individuals are associated, and certain related individuals. Such transactions were made in the ordinary course of business and included extensions of credit, leases and professional services. With respect to extensions of credit, all were made on substantially the same terms, including interest rates and collateral, as those prevailing at the same time for comparable transactions with other customers and did not, in management’s opinion, involve more than normal risk of collectibility or present other unfavorable features. The aggregate amount of loans attributable to persons who were related parties at December 31, 2019, totaled $109 million at the beginning of 2019 and $74 million at the end of 2019. During 2019, new loans to related parties aggregated $732 million and repayments totaled $767 million.
NOTE 20 - REGULATORY CAPITAL AND RESERVE REQUIREMENTS
Reserves required to be maintained and/or deposited with the FRB are classified in interest-bearing deposits with banks. These reserve balances vary, depending on the level of customer deposits in the Corporation’s banking subsidiaries. The average required reserve balances were $586 million and $599 million for the years ended December 31, 2019 and 2018, respectively.
Banking regulations limit the transfer of assets in the form of dividends, loans or advances from the bank subsidiaries to the parent company. Under the most restrictive of these regulations, the aggregate amount of dividends which can be paid to the parent company, with prior approval from bank regulatory agencies, approximated $98 million at January 1, 2020, plus 2020 net profits. Substantially all the assets of the Corporation’s banking subsidiaries are restricted from transfer to the parent company of the Corporation in the form of loans or advances.
The Corporation’s subsidiary banks declared dividends of $1.2 billion, $1.1 billion and $907 million in 2019, 2018 and 2017, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Comerica Incorporated and Subsidiaries

The Corporation and its U.S. banking subsidiaries are subject to various regulatory capital requirements administered by federal and state banking agencies under the Basel III regulatory framework (Basel III). This regulatory framework establishes comprehensive methodologies for calculating regulatory capital and risk-weighted assets (RWA). Basel III also set minimum capital ratios as well as overall capital adequacy standards.
Under Basel III, regulatory capital comprises common equity Tier 1 (CET1) capital, additional Tier 1 capital and Tier II capital. CET1 capital predominantly includes common shareholders' equity, less certain deductions for goodwill, intangible assets and deferred tax assets that arise from net operating losses and tax credit carry-forwards. Additionally, the Corporation has elected to permanently exclude capital in accumulated other comprehensive income (AOCI) related to debt and equity securities classified as available-for-sale as well as for cash flow hedges and defined benefit postretirement plans from CET1, an option available to standardized approach entities under Basel III. Tier 1 capital incrementally includes noncumulative perpetual preferred stock. Tier 2 capital includes Tier 1 capital as well as subordinated debt qualifying as Tier 2 and qualifying allowance for credit losses. In addition to the minimum risk-based capital requirements, the Corporation and its Bank subsidiaries are required to maintain a minimum capital conservation buffer, in the form of common equity, of 2.5 percent in order to avoid restrictions on capital distributions and discretionary bonuses.
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
Quantitative measures established by regulation to ensure capital adequacy require the maintenance of minimum amounts and ratios of CET1, Tier 1 and total capital (as defined in the regulations) to average and/or risk-weighted assets. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Corporation’s financial statements. At December 31, 2019 and 2018, the Corporation and its U.S. banking subsidiaries exceeded the ratios required for an institution to be considered “well capitalized” For U.S. banking subsidiaries, those requirements were total risk-based capital, Tier 1 risk-based capital, CET1 risk-based capital and leverage ratios greater than 10 percent, 8 percent, 6.5 percent and 5 percent, respectively, at December 31, 2019 and 2018. For the Corporation, requirements to be considered "well capitalized" were total risk-based capital and Tier 1 risk-based capital ratios greater than 10 percent and 6 percent, respectively, at December 31, 2019 and 2018. There have been no conditions or events since December 31, 2019 that management believes have changed the capital adequacy classification of the Corporation or its U.S. banking subsidiaries.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Comerica Incorporated and Subsidiaries

The following is a summary of the capital position of the Corporation and Comerica Bank, its principal banking subsidiary.

(dollar amounts in millions)	Comerica Incorporated (Consolidated)	Comerica Bank
December 31, 2019
CET1 capital (minimum $3.1 billion (Consolidated))	$6,919	$7,199
Tier 1 capital (minimum $4.1 billion (Consolidated))	6,919	7,199
Total capital (minimum $5.5 billion (Consolidated))	8,282	8,371
Risk-weighted assets	68,273	68,071
Average assets (fourth quarter)	72,773	72,564
CET1 capital to risk-weighted assets (minimum-4.5%)	10.13%	10.58%
Tier 1 capital to risk-weighted assets (minimum-6.0%)	10.13	10.58
Total capital to risk-weighted assets (minimum-8.0%)	12.13	12.30
Tier 1 capital to average assets (minimum-4.0%)	9.51	9.92
Capital conservation buffer (minimum-2.5%)	4.13	4.30
December 31, 2018
CET1 capital (minimum $3.0 billion (Consolidated))	$7,470	$7,229
Tier 1 capital (minimum $4.0 billion (Consolidated))	7,470	7,229
Total capital (minimum $5.4 billion (Consolidated))	8,855	8,433
Risk-weighted assets	67,047	66,857
Average assets (fourth quarter)	71,070	70,905
CET1 capital to risk-weighted assets (minimum-4.5%)	11.14%	10.81%
Tier 1 capital to risk-weighted assets (minimum-6.0%)	11.14	10.81
Total capital to risk-weighted assets (minimum-8.0%)	13.21	12.61
Tier 1 capital to average assets (minimum-4.0%)	10.51	10.20
Capital conservation buffer (minimum-2.5%)	5.14	4.61

NOTE 21 - CONTINGENT LIABILITIES
Legal Proceedings
Comerica Bank, a wholly-owned subsidiary of the Corporation, was named in November 2011 as a third-party defendant in Butte Local Development v. Masters Group v. Comerica Bank (the case), for lender liability. The case was initially tried in January 2014, in the Montana Second District Judicial Court for Silver Bow County in Butte, Montana. On January 17, 2014, a jury found for Masters, resulting in an award against the Bank. On July 1, 2015, after an appeal filed by the Bank, the Montana Supreme Court reversed the judgment against the Bank and remanded the case for a new trial with instructions that Michigan contract law should apply and dismissing all other claims. In January 2017, the case was retried, without a jury, in the Second District Court, Silver Bow County, Montana. In November 2019, the court found the Bank breached its forbearance agreement. On January 17, 2020, the court conducted a hearing on the amount of costs and interest that Masters is entitled to recover. The court also heard argument on whether Masters is entitled to attorneys fees, and if so how much. Its decision is pending. The Bank is considering its options, including additional appeals. Management believes that current reserves related to this case are adequate in the event of a negative outcome.
The Corporation and certain of its subsidiaries are subject to various other pending or threatened legal proceedings arising out of the normal course of business or operations. The Corporation believes it has meritorious defenses to the claims asserted against it in its other currently outstanding legal proceedings and, with respect to such legal proceedings, intends to continue to defend itself vigorously, litigating or settling cases according to management’s judgment as to what is in the best interests of the Corporation and its shareholders. Settlement may result from the Corporation's determination that it may be more prudent financially to settle, rather than litigate, and should not be regarded as an admission of liability. On at least a quarterly basis, the Corporation assesses its potential liabilities and contingencies in connection with outstanding legal proceedings utilizing the latest information available. On a case-by-case basis, reserves are established for those legal claims for which it is probable that a loss will be incurred either as a result of a settlement or judgment, and the amount of such loss can be reasonably estimated. The actual costs of resolving these claims may be substantially higher or lower than the amounts reserved. Based on current knowledge, and after consultation with legal counsel, management believes current reserves are adequate, and the amount of any incremental liability arising from these matters is not expected to have a material adverse effect on the Corporation’s consolidated financial condition, results of operations or cash flows. Legal fees of $15 million, $17 million and $15 million for the years ended December 31, 2019, 2018 and 2017, respectively, were included in other noninterest expenses on the Consolidated Statements of Income.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Comerica Incorporated and Subsidiaries

For matters where a loss is not probable, the Corporation has not established legal reserves. The Corporation believes the estimate of the aggregate range of reasonably possible losses, in excess of reserves established, for all legal proceedings in which it is involved is from zero to approximately $45 million at December 31, 2019. This estimated aggregate range of reasonably possible losses is based upon currently available information for those proceedings in which the Corporation is involved, taking into account the Corporation’s best estimate of such losses for those cases for which such estimate can be made. For certain cases, the Corporation does not believe that an estimate can currently be made. The Corporation’s estimate involves significant judgment, given the varying stages of the proceedings (including the fact many are currently in preliminary stages), the existence in certain proceedings of multiple defendants (including the Corporation) whose share of liability has yet to be determined, the numerous yet-unresolved issues in many of the proceedings (including issues regarding class certification and the scope of many of the claims) and the attendant uncertainty of the various potential outcomes of such proceedings. Accordingly, the Corporation’s estimate will change from time to time, and actual losses may be more or less than the current estimate.

In the event of unexpected future developments, it is possible that the ultimate resolution of these matters, if unfavorable, may be material to the Corporation's consolidated financial condition, results of operations or cash flows.
For information regarding income tax contingencies, refer to Note 18.
NOTE 22 - BUSINESS SEGMENT INFORMATION
The Corporation has strategically aligned its operations into three major business segments: the Business Bank, the Retail Bank and Wealth Management. These business segments are differentiated based on the type of customer and the related products and services provided. In addition to the three major business segments, the Finance Division is also reported as a segment. Business segment results are produced by the Corporation’s internal management accounting system. This system measures financial results based on the internal business unit structure of the Corporation. The performance of the business segments is not comparable with the Corporation's consolidated results and is not necessarily comparable with similar information for any other financial institution. Additionally, because of the interrelationships of the various segments, the information presented is not indicative of how the segments would perform if they operated as independent entities. The management accounting system assigns balance sheet and income statement items to each business segment using certain methodologies, which are regularly reviewed and refined. From time to time, the Corporation may make reclassifications among the segments to more appropriately reflect management's current view of the segments, and methodologies may be modified as the management accounting system is enhanced and changes occur in the organizational structure and/or product lines. For comparability purposes, amounts in all periods are based on business unit structure and methodologies in effect at December 31, 2019.
Net interest income for each segment reflects the interest income generated by earning assets less interest expense on interest-bearing liabilities plus the net impact from associated internal funds transfer pricing (FTP) funding credits and charges. The FTP methodology allocates credits to each business segment for deposits and other funds provided as well as charges for loans and other assets being funded. This credit or charge is based on matching stated or implied maturities for these assets and liabilities. The FTP crediting rates on deposits and other funds provided reflect the long-term value of deposits and other funding sources based on their implied maturity. FTP charge rates for funding loans and other assets reflect a matched cost of funds based on the pricing and duration characteristics of the assets. For acquired loans and deposits, matched maturity funding is determined based on origination date. Accordingly, the FTP process reflects the transfer of interest rate risk exposures to the Corporate Treasury department within the Finance segment, where such exposures are centrally managed. Effective January 1, 2019, the Corporation prospectively discontinued allocating an additional FTP charge for the cost of maintaining liquid assets to support potential draws on unfunded loan commitments. The allowance for loan losses is allocated to the business segments based on the methodology used to estimate the consolidated allowance for loan losses described in Note 1. The related provision for loan losses is assigned based on the amount necessary to maintain an allowance for loan losses appropriate for each business segment. Noninterest income and expenses directly attributable to a line of business are assigned to that business segment. Direct expenses incurred by areas whose services support the overall Corporation are allocated to the business segments as follows: product processing expenditures are allocated based on standard unit costs applied to actual volume measurements; administrative expenses are allocated based on estimated time expended; and corporate overhead is assigned 50 percent based on the ratio of the business segment’s noninterest expenses to total noninterest expenses incurred by all business segments and 50 percent based on the ratio of the business segment’s attributed equity to total attributed equity of all business segments. Equity is attributed based on credit, operational and interest rate risks. Most of the equity attributed relates to credit risk, which is determined based on the credit score and expected remaining life of each loan, letter of credit and unused commitment recorded in the business segments. Operational risk is allocated based on loans and letters of credit, deposit balances, non-earning assets, trust assets under management, certain noninterest income items, and the nature and extent of expenses incurred by business units. Virtually all interest rate risk is assigned to Finance, as are the Corporation’s hedging activities.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Comerica Incorporated and Subsidiaries

The following discussion provides information about the activities of each business segment. A discussion of the financial results and the factors impacting 2019 performance can be found in the section entitled "Business Segments" in the financial review.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Comerica Incorporated and Subsidiaries

Business segment financial results are as follows:

(dollar amounts in millions)	Business Bank	Retail Bank	Wealth Management	Finance	Other		Total
Year Ended December 31, 2019
Earnings summary:
Net interest income (expense)	$1,655	$568	$183	$(126)	$59		$2,339
Provision for credit losses	88	(4)	(14)	—	4		74
Noninterest income	555	132	270	43	10		1,010
Noninterest expenses	795	597	283	(1)	69		1,743
Provision (benefit) for income taxes	306	24	44	(26)	(14)	(a)	334
Net income (loss)	$1,021	$83	$140	$(56)	$10		$1,198
Net credit-related charge-offs (recoveries)	$111	$1	$(5)	$—	$—		$107

Selected average balances:
Assets	$44,946	$2,852	$5,083	$14,235	$4,372		$71,488
Loans	43,472	2,104	4,935	—	—		50,511
Deposits	29,047	20,743	3,833	1,673	185		55,481

Statistical data:
Return on average assets (b)	2.27%	0.39%	2.76%	n/m	n/m		1.68%
Efficiency ratio (c)	35.96	84.49	62.45	n/m	n/m		51.82
Year Ended December 31, 2018
Earnings summary:
Net interest income (expense)	$1,613	$548	$181	$(46)	$56		$2,352
Provision for credit losses	6	(1)	(3)	—	(3)		(1)
Noninterest income	547	136	266	27	—		976
Noninterest expenses	847	602	293	(4)	56		1,794
Provision (benefit) for income taxes	283	18	36	(14)	(23)	(a)	300
Net income (loss)	$1,024	$65	$121	$(1)	$26		$1,235
Net credit-related charge-offs (recoveries)	$52	$—	$(1)	$—	$—		$51

Selected average balances:
Assets	$43,207	$2,633	$5,214	$13,705	$5,965		$70,724
Loans	41,618	2,067	5,081	—	—		48,766
Deposits	30,116	20,812	3,941	941	125		55,935

Statistical data:
Return on average assets (b)	2.37%	0.31%	2.32%	n/m	n/m		1.75%
Efficiency ratio (c)	39.22	87.59	65.60	n/m	n/m		53.56
(Table continues on following page)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Comerica Incorporated and Subsidiaries

(dollar amounts in millions)	Business Bank	Retail Bank	Wealth Management	Finance	Other		Total
Year Ended December 31, 2017
Earnings summary:
Net interest income (expense)	$1,513	$453	$169	$(111)	$37		$2,061
Provision for credit losses	69	2	1	—	2		74
Noninterest income	639	154	255	49	10		1,107
Noninterest expenses	918	615	285	(4)	46		1,860
Provision (benefit) for income taxes	410	(4)	51	(35)	69	(a)	491
Net income (loss)	$755	$(6)	$87	$(23)	$(70)		$743
Net credit-related charge-offs (recoveries)	$96	$1	$(5)	$—	$—		$92

Selected average balances:
Assets	$42,653	$2,626	$5,401	$13,954	$6,818		$71,452
Loans	41,241	2,061	5,256	—	—		48,558
Deposits	31,999	20,775	4,081	241	162		57,258

Statistical data:
Return on average assets (b)	1.77%	(0.03)%	1.61%	n/m	n/m		1.04%
Efficiency ratio (c)	42.67	101.29	67.06	n/m	n/m		58.70

(a)	Primarily reflected discrete tax items, including benefits of $17 million and $48 million in 2019 and 2018, respectively, and a net charge of $72 million in 2017.

(b)	Return on average assets is calculated based on the greater of average assets or average liabilities and attributed equity.

(c)
Noninterest expenses as a percentage of the sum of net interest income and noninterest income excluding net gains (losses) from securities and a derivative contract tied to the conversion rate of Visa Class B shares.

n/m – not meaningful
The Corporation operates in three primary markets - Texas, California, and Michigan, as well as in Arizona and Florida, with select businesses operating in several other states, and in Canada and Mexico. The Corporation produces market segment results for the Corporation’s three primary geographic markets as well as Other Markets. Other Markets includes Florida, Arizona, the International Finance division and businesses with a national perspective. The Finance & Other category includes the Finance segment and the Other category as previously described. Market segment results are provided as supplemental information to the business segment results and may not meet all operating segment criteria as set forth in GAAP. For comparability purposes, amounts in all periods are based on market segments and methodologies in effect at December 31, 2019.
A discussion of the financial results and the factors impacting performance can be found in the section entitled "Market Segments" in the financial review.
Market segment financial results are as follows:

(dollar amounts in millions)	Michigan	California	Texas	Other Markets	Finance & Other		Total
Year Ended December 31, 2019
Earnings summary:
Net interest income (expense)	$729	$811	$493	$373	$(67)		$2,339
Provision for credit losses	(11)	(33)	119	(5)	4		74
Noninterest income	291	173	128	365	53		1,010
Noninterest expenses	554	406	345	369	69		1,743
Provision (benefit) for income taxes	108	155	38	74	(41)	(a)	334
Net income (loss)	$369	$456	$119	$300	$(46)		$1,198
Net credit-related charge-offs (recoveries)	$11	$8	$93	$(5)	$—		$107

Selected average balances:
Assets	$13,157	$18,856	$11,269	$9,599	$18,607		$71,488
Loans	12,553	18,540	10,616	8,802	—		50,511
Deposits	20,081	16,857	8,780	7,905	1,858		55,481

Statistical data:
Return on average assets (b)	1.77%	2.42%	1.06%	3.13%	n/m		1.68%
Efficiency ratio (c)	54.02	41.21	55.59	50.03	n/m		51.82
(Table continues on following page)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Comerica Incorporated and Subsidiaries

(dollar amounts in millions)	Michigan	California	Texas	Other Markets	Finance & Other		Total
Year Ended December 31, 2018
Earnings summary:
Net interest income	$727	$788	$474	$353	$10		$2,352
Provision for credit losses	30	26	(53)	(1)	(3)		(1)
Noninterest income	296	164	130	359	27		976
Noninterest expenses	577	424	365	376	52		1,794
Provision (benefit) for income taxes	90	123	64	60	(37)	(a)	300
Net income	$326	$379	$228	$277	$25		$1,235
Net credit-related charge-offs	$7	$27	$12	$5	$—		$51

Selected average balances:
Assets	$13,207	$18,544	$10,380	$8,922	$19,671		$70,724
Loans	12,531	18,283	9,812	8,140	—		48,766
Deposits	20,770	16,964	8,992	8,144	1,065		55,935

Statistical data:
Return on average assets (b)	1.51%	2.04%	2.20%	3.11%	n/m		1.75%
Efficiency ratio (c)	56.22	44.58	60.30	52.93	n/m		53.56
Year Ended December 31, 2017
Earnings summary:
Net interest income (expense)	$657	$711	$451	$316	$(74)		$2,061
Provision for credit losses	8	101	(72)	36	1		74
Noninterest income	324	171	131	423	58		1,107
Noninterest expenses	589	404	375	450	42		1,860
Provision for income taxes	137	145	104	71	34	(a)	491
Net income (loss)	$247	$232	$175	$182	$(93)		$743
Net credit-related (recoveries) charge-offs	$(1)	$33	$46	$14	$—		$92

Selected average balances:
Assets	$13,393	$18,269	$10,434	$8,584	$20,772		$71,452
Loans	12,676	18,008	9,960	7,914	—		48,558
Deposits	21,818	17,533	9,623	7,881	403		57,258

Statistical data:
Return on average assets (b)	1.09%	1.25%	1.61%	2.12%	n/m		1.04%
Efficiency ratio (c)	60.01	45.83	64.35	60.98	n/m		58.70

(a)	Primarily reflected discrete tax items, including benefits of $17 million and $48 million in 2019 and 2018, respectively, and a net charge of $72 million in 2017.

(b)	Return on average assets is calculated based on the greater of average assets or average liabilities and attributed equity.

(c)
Noninterest expenses as a percentage of the sum of net interest income and noninterest income excluding net gains (losses) from securities and a derivative contract tied to the conversion rate of Visa Class B shares.

n/m – not meaningful

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Comerica Incorporated and Subsidiaries

NOTE 23 - PARENT COMPANY FINANCIAL STATEMENTS
BALANCE SHEETS - COMERICA INCORPORATED

(in millions, except share data)
December 31	2019	2018

Assets
Cash and due from subsidiary bank	$1,196	$1,524
Other short-term investments	95	88
Investment in subsidiaries, principally banks	7,784	7,429
Premises and equipment	1	1
Other assets	242	169
Total assets	$9,318	$9,211

Liabilities and Shareholders’ Equity
Medium- and long-term debt	$1,735	$1,459
Other liabilities	256	245
Total liabilities	1,991	1,704

Common stock - $5 par value:
Authorized - 325,000,000 shares
Issued - 228,164,824 shares	1,141	1,141
Capital surplus	2,174	2,148
Accumulated other comprehensive loss	(235)	(609)
Retained earnings	9,538	8,781
Less cost of common stock in treasury - 86,069,234 shares at 12/31/19 and 68,081,176 shares at 12/31/18	(5,291)	(3,954)
Total shareholders’ equity	7,327	7,507
Total liabilities and shareholders’ equity	$9,318	$9,211

STATEMENTS OF INCOME - COMERICA INCORPORATED

(in millions)
Years Ended December 31	2019	2018	2017
Income
Income from subsidiaries:
Dividends from subsidiaries	$1,229	$1,135	$915
Other interest income	20	13	3
Intercompany management fees	224	228	136
Other noninterest income	—	—	8
Total income	1,473	1,376	1,062
Expenses
Interest on medium- and long-term debt	56	29	13
Salaries and benefits expense	143	140	127
Occupancy expense	6	5	5
Equipment expense	1	1	1
Restructuring charges	—	2	6
Other noninterest expenses	72	75	80
Total expenses	278	252	232
Income before benefit for income taxes and equity in undistributed earnings of subsidiaries	1,195	1,124	830
Benefit for income taxes	(9)	(5)	(26)
Income before equity in undistributed earnings of subsidiaries	1,204	1,129	856
Equity in undistributed earnings of subsidiaries, principally banks	(6)	106	(113)
Net income	1,198	1,235	743
Less income allocated to participating securities	7	8	5
Net income attributable to common shares	$1,191	$1,227	$738

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Comerica Incorporated and Subsidiaries

STATEMENTS OF CASH FLOWS - COMERICA INCORPORATED

(in millions)
Years Ended December 31	2019	2018	2017
Operating Activities
Net income	$1,198	$1,235	$743
Adjustments to reconcile net income to net cash provided by operating activities:
Undistributed earnings of subsidiaries, principally banks	6	(106)	113
Depreciation and amortization	1	1	1
Net periodic defined benefit cost (credit)	4	4	(2)
Share-based compensation expense	15	21	16
Benefit for deferred income taxes	(2)	(1)	(10)
Other, net	28	10	59
Net cash provided by operating activities	1,250	1,164	920
Financing Activities
Medium- and long-term debt:
Maturities	(350)	—	—
Issuances	550	850	—
Common Stock:
Repurchases	(1,394)	(1,338)	(560)
Cash dividends paid	(402)	(263)	(180)
Issuances of common stock under employee stock plans	18	52	118
Net cash used in financing activities	(1,578)	(699)	(622)
Net (decrease) increase in cash and cash equivalents	(328)	465	298
Cash and cash equivalents at beginning of period	1,524	1,059	761
Cash and cash equivalents at end of period	$1,196	$1,524	$1,059
Interest paid	$55	$11	$12
Income taxes recovered	$(226)	$(155)	$(331)

NOTE 24 - SUMMARY OF QUARTERLY FINANCIAL STATEMENTS (UNAUDITED)
The following quarterly information is unaudited. However, in the opinion of management, the information reflects all adjustments, which are necessary for the fair presentation of the results of operations, for the periods presented.

	2019
(in millions, except per share data)	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Interest income	$659	$711	$727	$710
Interest expense	115	125	124	104
Net interest income	544	586	603	606
Provision for credit losses	8	35	44	(13)
Net securities gains (losses)	1	—	—	(8)
Noninterest income excluding net securities gains (losses)	265	256	250	246
Noninterest expenses	451	435	424	433
Provision for income taxes	82	80	87	85
Net income	269	292	298	339
Less income allocated to participating securities	2	2	1	2
Net income attributable to common shares	$267	$290	$297	$337
Earnings per common share:
Basic	$1.87	$1.98	$1.95	$2.14
Diluted	1.85	1.96	1.94	2.11
Comprehensive income	370	338	429	435

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Comerica Incorporated and Subsidiaries

	2018
(in millions, except per share data)	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Interest income	$704	$675	$650	$590
Interest expense	90	76	60	41
Net interest income	614	599	590	549
Provision for credit losses	16	—	(29)	12
Net securities (losses) gains	—	(20)	—	1
Noninterest income excluding net securities (losses) gains	250	254	248	243
Noninterest expenses	448	452	448	446
Provision for income taxes	90	63	93	54
Net income	310	318	326	281
Less income allocated to participating securities	2	2	2	2
Net income attributable to common shares	$308	$316	$324	$279
Earnings per common share:
Basic	$1.91	$1.89	$1.90	$1.62
Diluted	1.88	1.86	1.87	1.59
Comprehensive income	312	296	290	178

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Comerica Incorporated and Subsidiaries

NOTE 25 - REVENUE FROM CONTRACTS WITH CUSTOMERS
Revenue from contracts with customers comprises the noninterest income earned by the Corporation in exchange for services provided to customers. The following table presents the composition of revenue from contracts with customers, segregated from other sources of noninterest income, by business segment.

	Business Bank	Retail Bank	Wealth Management	Finance & Other	Total
(in millions)
Year Ended December 31, 2019
Revenue from contracts with customers:
Card fees	$213	$40	$4	$—	$257
Fiduciary income	—	—	206	—	206
Service charges on deposit accounts	130	68	5	—	203
Commercial loan servicing fees (a)	18	—	—	—	18
Brokerage fees	—	—	28	—	28
Other noninterest income (b)	8	11	18	—	37
Total revenue from contracts with customers	369	119	261	—	749
Other sources of noninterest income	186	13	9	53	261
Total noninterest income	$555	$132	$270	$53	$1,010

Year Ended December 31, 2018
Revenue from contracts with customers:
Card fees (c)	$201	$39	$4	$—	$244
Fiduciary income	—	—	206	—	206
Service charges on deposit accounts (c)	134	72	5	—	211
Commercial loan servicing fees (a)	18	—	—	—	18
Brokerage fees	—	—	27	—	27
Other noninterest income (b)	12	19	17	1	49
Total revenue from contracts with customers	365	130	259	1	755
Other sources of noninterest income	182	6	7	26	221
Total noninterest income	$547	$136	$266	$27	$976

Year Ended December 31, 2017
Card fees	$285	$43	$5	$—	$333
Fiduciary income	—	—	198	—	198
Services charges on deposit accounts	143	79	5	—	227
Commercial lending fees	84	—	1	—	85
Letter of credit fees	44	—	1	—	45
Bank-owned life insurance	—	—	—	43	43
Foreign exchange income	43	—	2	—	45
Brokerage fees	—	—	23	—	23
Other noninterest income	40	32	20	16	108
Total noninterest income	$639	$154	$255	$59	$1,107

(a)	Included in commercial lending fees on the Consolidated Statements of Income.

(b)	Excludes derivative, warrant and other miscellaneous income.

(c)
Adoption of Topic 606 resulted in a change in presentation which records certain costs in the same category as the associated revenues. The effect of this change was to reduce card fees by $140 million and service charges on deposit accounts by $5 million for the twelve months ended December 31, 2018. Refer to Note 1 for further information.

Adjustments to revenue during the years ended December 31, 2019 and 2018 for refunds or credits relating to prior periods were not significant.
Revenue from contracts with customers did not generate significant contract assets and liabilities.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Comerica Incorporated and Subsidiaries

NOTE 26 - LEASES
As a lessee, the Corporation has entered into operating leases for the majority of its real estate locations, primarily retail and office space. Total lease expenses were $81 million, including $64 million of operating lease expense and $19 million of variable lease expense, reported net of $2 million in sublease income, for the year ended December 31, 2019.
At December 31, 2019, the Corporation's Right of Use (ROU) assets and operating lease liabilities were $329 million and $367 million, respectively. The weighted average lease term for the lease liabilities was 9 years, and the weighted average discount rate of remaining payments was 3.78 percent. Lease liabilities from new ROU assets obtained during the year ended December 31, 2019 totaled $49 million. Cash paid on operating lease liabilities was $67 million for the year ended December 31, 2019.
As of December 31, 2019, the contractual maturities of operating lease liabilities were as follows:

(in millions)
Years Ending December 31
2020	$60
2021	62
2022	53
2023	46
2024	42
Thereafter	175
Total contractual maturities	438
Less imputed interest	(71)
Total operating lease liabilities	$367

As a lessor, the Corporation leases certain types of manufacturing and warehouse equipment as well as public and private transportation vehicles to its customers. The Corporation recognized lease-related revenue, primarily interest income from sales-type and direct financing leases of $14 million for the year ended December 31, 2019. At December 31, 2019, the Corporation's net investment in sales-type and direct financing leases was $369 million.
As of December 31, 2019, the contractual maturities of sales-type and direct financing lease receivables were as follows:

(in millions)
Years Ending December 31
2020	$66
2021	54
2022	90
2023	45
2024	40
Thereafter	31
Total lease payments receivable	326
Unguaranteed residual values	64
Less deferred interest income	(21)
Total lease receivables (a)	$369

(a)	Excludes net investment in leveraged leases of $219 million.

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
Management assessed, with participation of the Corporation’s Chief Executive Officer and Interim Chief Financial Officer, internal control over financial reporting as it relates to the Corporation’s consolidated financial statements presented in conformity with U.S. generally accepted accounting principles as of December 31, 2019. The assessment was based on criteria for effective internal control over financial reporting described in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Based on this assessment, management determined that internal control over financial reporting is effective as it relates to the Corporation’s consolidated financial statements presented in conformity with U.S. generally accepted accounting principles as of December 31, 2019.
Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
The Corporation's internal control over financial reporting as of December 31, 2019 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their accompanying report.
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

Curtis C. Farmer	James J. Herzog	Mauricio A. Ortiz
Chairman, President and	Executive Vice President, Treasurer and	Senior Vice President and
Chief Executive Officer	Interim Chief Financial Officer	Chief Accounting Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and the Board of Directors of Comerica Incorporated

Opinion on Internal Control over Financial Reporting
We have audited Comerica Incorporated and subsidiaries’ internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Comerica Incorporated and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2019 and 2018, and the related consolidated statements of income, comprehensive income, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 2019, and the related notes of the Company and our report dated February 11, 2020 expressed an unqualified opinion thereon.

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
February 11, 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Comerica Incorporated
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Comerica Incorporated and subsidiaries (the Company) as of December 31, 2019 and 2018, and the related consolidated statements of income, comprehensive income, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 2019, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2019 and 2018, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 11, 2020 expressed an unqualified opinion thereon.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the account or disclosure to which it relates.

Allowance for loan losses
Description of the Matter
The Company’s loan portfolio totaled $50.3 billion as of December 31, 2019, and the associated allowance for loan losses (ALL) was $637 million. As discussed in Note 1 and 4 of the financial statements, the allowance for loan losses represents management’s estimate of incurred loan losses inherent in the loan portfolio at the balance sheet date. The allowance for loan losses includes specific allowances for certain nonaccrual loans and TDR loans and allowances for homogeneous pools of loans with similar risk characteristics. The Company evaluates each impaired loan to determine the need and amount of specific allowance. The Company determines the allowance for homogeneous pools of loans with similar risk characteristics by applying loss factors to outstanding principal balances. Qualitative adjustments are then made to bring the allowance to the level management believes is appropriate based on factors that are not fully considered in the quantitative analysis. Examples of these adjustments include 1) risk factors that have not been fully addressed in internal risk ratings, 2) imprecision in the risk rating system resulting from inaccuracy in assigning and/or entering risk ratings in the loan accounting system, 3) market conditions, and 4) model imprecision.

Auditing management’s estimate of the allowance for loan losses involved a high degree of subjectivity due to the qualitative adjustments included in the ALL. Management’s identification and measurement of the qualitative adjustments is highly judgmental and could have a significant effect on the allowance for loan losses.

How We Addressed the Matter in Our Audit
We obtained an understanding of the Company’s process for establishing the allowance for loan losses, including the qualitative adjustments made to the ALL. We evaluated the design and tested the operating effectiveness of the controls and governance over the appropriateness of the qualitative reserve methodology, including the identification and the assessment for the need for qualitative adjustments, the reliability and accuracy of data used to estimate the various components of the qualitative reserves, and management’s review and approval of qualitative adjustments.

To test the qualitative adjustments, we evaluated the identification and measurement of the qualitative adjustments, including the basis for concluding an adjustment was warranted when considering historical loss experience utilized in the quantitative analysis, tested the completeness and accuracy of data used by the Company to estimate the qualitative adjustments, recalculated the analyses used by management to determine the qualitative adjustments, and analyzed the changes in assumptions and components of the qualitative reserves relative to changes in the Company’s loan portfolio. For example, we evaluated the data and information utilized by management to estimate the qualitative adjustments by independently obtaining and comparing to historical loan data, third-party macroeconomic data, and peer bank data to assess the appropriateness of the information and to consider whether new or contradictory information existed.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 1992.
Dallas, TX
February 11, 2020

HISTORICAL REVIEW - AVERAGE BALANCE SHEETS
Comerica Incorporated and Subsidiaries
CONSOLIDATED FINANCIAL INFORMATION

(in millions)
Years Ended December 31	2019	2018	2017	2016	2015
ASSETS
Cash and due from banks	$887	$1,135	$1,209	$1,146	$1,059

Interest-bearing deposits with banks	3,360	4,700	5,443	5,099	6,158
Other short-term investments	143	134	92	102	106

Investment securities	12,120	11,810	12,207	12,348	10,237

Commercial loans	32,053	30,534	30,415	31,062	31,501
Real estate construction loans	3,325	3,155	2,958	2,508	1,884
Commercial mortgage loans	9,170	9,131	9,005	8,981	8,697
Lease financing	557	470	509	684	783
International loans	1,019	1,021	1,157	1,367	1,441
Residential mortgage loans	1,929	1,983	1,989	1,894	1,878
Consumer loans	2,458	2,472	2,525	2,500	2,444
Total loans	50,511	48,766	48,558	48,996	48,628
Less allowance for loan losses	(667)	(695)	(728)	(730)	(621)
Net loans	49,844	48,071	47,830	48,266	48,007
Accrued income and other assets	5,134	4,874	4,671	4,782	4,680
Total assets	$71,488	$70,724	$71,452	$71,743	$70,247
LIABILITIES AND SHAREHOLDERS’ EQUITY
Noninterest-bearing deposits	$26,644	$29,241	$31,013	$29,751	$28,087

Money market and interest-bearing checking deposits	23,417	22,378	21,585	22,744	24,073
Savings deposits	2,166	2,199	2,133	2,013	1,841
Customer certificates of deposit	2,522	2,090	2,470	3,198	4,208
Other time deposits	705	2	1	2	1
Foreign office time deposits	27	25	56	33	116
Total interest-bearing deposits	28,837	26,694	26,245	27,990	30,239
Total deposits	55,481	55,935	57,258	57,741	58,326
Short-term borrowings	369	62	277	138	93
Accrued expenses and other liabilities	1,375	1,076	996	1,273	1,389
Medium- and long-term debt	6,955	5,842	4,969	4,917	2,905
Total liabilities	64,180	62,915	63,500	64,069	62,713
Total shareholders’ equity	7,308	7,809	7,952	7,674	7,534
Total liabilities and shareholders’ equity	$71,488	$70,724	$71,452	$71,743	$70,247

HISTORICAL REVIEW - STATEMENTS OF INCOME
Comerica Incorporated and Subsidiaries
CONSOLIDATED FINANCIAL INFORMATION

(in millions, except per share data)
Years Ended December 31	2019	2018	2017	2016	2015
INTEREST INCOME
Interest and fees on loans	$2,439	$2,262	$1,872	$1,635	$1,551
Interest on investment securities	297	265	250	247	216
Interest on short-term investments	71	92	60	27	17
Total interest income	2,807	2,619	2,182	1,909	1,784
INTEREST EXPENSE
Interest on deposits	262	122	42	40	43
Interest on short-term borrowings	9	1	3	—	—
Interest on medium- and long-term debt	197	144	76	72	52
Total interest expense	468	267	121	112	95
Net interest income	2,339	2,352	2,061	1,797	1,689
Provision for credit losses	74	(1)	74	248	147
Net interest income after provision for loan losses	2,265	2,353	1,987	1,549	1,542
NONINTEREST INCOME
Card fees	257	244	333	303	276
Fiduciary income	206	206	198	190	187
Service charges on deposit accounts	203	211	227	219	223
Commercial lending fees	91	85	85	89	99
Foreign exchange income	44	47	45	42	40
Bank-owned life insurance	41	39	43	42	40
Letter of credit fees	38	40	45	50	53
Brokerage fees	28	27	23	19	17
Net securities losses	(7)	(19)	—	—	(2)
Other noninterest income	109	96	108	97	102
Total noninterest income	1,010	976	1,107	1,051	1,035
NONINTEREST EXPENSES
Salaries and benefits expense	1,020	1,009	961	989	1,000
Outside processing fee expense	264	255	366	336	318
Occupancy expense	154	152	154	157	159
Software expense	117	125	126	119	99
Equipment expense	50	48	45	53	53
Advertising expense	34	30	28	21	24
FDIC insurance expense	23	42	51	54	37
Restructuring charges	—	53	45	93	—
Other noninterest expenses	81	80	84	108	137
Total noninterest expenses	1,743	1,794	1,860	1,930	1,827
Income before income taxes	1,532	1,535	1,234	670	750
Provision for income taxes	334	300	491	193	229
NET INCOME	$1,198	$1,235	$743	$477	$521
Less income allocated to participating securities	7	8	5	4	6
Net income attributable to common shares	$1,191	$1,227	$738	$473	$515
Earnings per common share:
Basic	$7.95	$7.31	$4.23	$2.74	$2.93
Diluted	7.87	7.20	4.14	2.68	2.84

Comprehensive income	1,572	1,076	762	523	504

Cash dividends declared on common stock	398	309	193	154	148
Cash dividends declared per common share	2.68	1.84	1.09	0.89	0.83

HISTORICAL REVIEW - STATISTICAL DATA
Comerica Incorporated and Subsidiaries
CONSOLIDATED FINANCIAL INFORMATION

Years Ended December 31	2019	2018	2017	2016	2015
Average Rates
Interest-bearing deposits with banks	2.05%	1.94%	1.09%	0.51%	0.26%
Other short-term investments	1.26	0.96	0.64	0.61	0.81

Investment securities	2.44	2.19	2.05	2.02	2.13

Commercial loans	4.82	4.64	3.82	3.25	3.06
Real estate construction loans	5.54	5.21	4.18	3.63	3.48
Commercial mortgage loans	4.88	4.69	3.97	3.49	3.41
Lease financing	3.44	3.82	2.63	2.64	3.15
International loans	5.13	4.97	4.07	3.63	3.58
Residential mortgage loans	3.85	3.77	3.70	3.76	3.77
Consumer loans	4.85	4.41	3.70	3.32	3.26
Total loans	4.83	4.64	3.85	3.34	3.19
Interest income as a percentage of earning assets	4.24	3.99	3.29	2.88	2.75

Domestic deposits	0.91	0.45	0.16	0.14	0.14
Deposits in foreign offices	1.39	1.19	0.64	0.35	1.02
Total interest-bearing deposits	0.91	0.46	0.16	0.14	0.14
Short-term borrowings	2.39	1.93	1.14	0.45	0.05
Medium- and long-term debt	2.82	2.47	1.51	1.45	1.80
Interest expense as a percentage of interest-bearing sources	1.29	0.82	0.38	0.34	0.29
Interest rate spread	2.95	3.17	2.91	2.54	2.46
Impact of net noninterest-bearing sources of funds	0.59	0.41	0.20	0.17	0.14
Net interest margin as a percentage of earning assets	3.54%	3.58%	3.11%	2.71%	2.60%

Ratios
Return on average common shareholders’ equity	16.39%	15.82%	9.34%	6.22%	6.91%
Return on average assets	1.68	1.75	1.04	0.67	0.74
Efficiency ratio (a)	51.82	53.56	58.64	67.62	67.03
Common equity tier 1 capital as a percentage of risk weighted assets	10.13	11.14	11.68	11.09	10.54
Tier 1 capital as a percentage of risk-weighted assets	10.13	11.14	11.68	11.09	10.54
Total capital as a percentage of risk-weighted assets	12.13	13.21	13.84	13.27	12.69
Common equity ratio	9.98	10.60	11.13	10.68	10.52
Tangible common equity as a percentage of tangible assets (b)	9.19	9.78	10.32	9.89	9.70

Per Common Share Data
Book value at year-end	$51.57	$46.89	$46.07	$44.47	$43.03
Market value at year-end	71.75	68.69	86.81	68.11	41.83
Market value for the year
High	88.96	102.66	88.22	70.44	53.45
Low	58.54	63.69	64.04	30.48	39.52

Other Data (share data in millions)
Average common shares outstanding - basic	150	168	174	172	176
Average common shares outstanding - diluted	151	171	178	177	181
Number of banking centers	436	436	438	458	477
Number of employees (full-time equivalent)	7,747	7,865	7,999	7,960	8,880

(a)
Noninterest expenses as a percentage of the sum of net interest income and noninterest income excluding net securities gains (losses) from securities and a derivative contract tied to the conversion rate of Visa Class B shares.

(b)	See Supplemental Financial Data section for reconcilements of non-GAAP financial measures.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized as of February 11, 2020.

COMERICA INCORPORATED

By:	/s/ Curtis C. Farmer
Curtis C. Farmer Chairman, President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities indicated as of February 11, 2020.

/s/ Curtis C. Farmer	Chairman, President and Chief Executive Officer and
Curtis C. Farmer	Director (Principal Executive Officer)

/s/ James J. Herzog	Executive Vice President, Treasurer and Interim
James J. Herzog	Chief Financial Officer (Principal Financial Officer)

/s/ Mauricio A. Ortiz	Senior Vice President and Chief Accounting Officer
Mauricio A. Ortiz	(Principal Accounting Officer)

/s/ Michael E. Collins
Michael E. Collins	Director

/s/ Roger A. Cregg
Roger A. Cregg	Director

/s/ T. Kevin DeNicola
T. Kevin DeNicola	Director

/s/ Jacqueline P. Kane
Jacqueline P. Kane	Director

/s/ Richard G. Lindner
Richard G. Lindner	Director

/s/ Barbara R. Smith
Barbara R. Smith	Director

/s/ Robert S. Taubman
Robert S. Taubman	Director

/s/ Reginald M. Turner, Jr.
Reginald M. Turner, Jr.	Director

/s/ Nina G. Vaca
Nina G. Vaca	Director

/s/ Michael G. Van de Ven
Michael G. Van de Ven	Director

S-1