Form 10-Q
period 2020-03-31
COMERICA INC /NEW/
filed 2020-04-29
CIK 28412

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________
FORM 10-Q
______________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
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
$5 par value common stock:
Outstanding as of April 24, 2020: 139,034,717 shares

COMERICA INCORPORATED AND SUBSIDIARIES

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements
CONSOLIDATED BALANCE SHEETS
Comerica Incorporated and Subsidiaries

(in millions, except share data)	March 31, 2020	December 31, 2019
	(unaudited)
ASSETS
Cash and due from banks	$848	$973

Interest-bearing deposits with banks	4,007	4,845
Other short-term investments	138	155

Investment securities available-for-sale	13,041	12,398

Commercial loans	34,249	31,473
Real estate construction loans	3,756	3,455
Commercial mortgage loans	9,698	9,559
Lease financing	584	588
International loans	1,035	1,009
Residential mortgage loans	1,821	1,845
Consumer loans	2,315	2,440
Total loans	53,458	50,369
Less allowance for loan losses	(916)	(637)
Net loans	52,542	49,732

Premises and equipment	454	457
Accrued income and other assets	5,307	4,842
Total assets	$76,337	$73,402

LIABILITIES AND SHAREHOLDERS’ EQUITY
Noninterest-bearing deposits	$27,646	$27,382

Money market and interest-bearing checking deposits	24,475	24,527
Savings deposits	2,258	2,184
Customer certificates of deposit	2,958	2,978
Other time deposits	—	133
Foreign office time deposits	29	91
Total interest-bearing deposits	29,720	29,913
Total deposits	57,366	57,295

Short-term borrowings	2,263	71
Accrued expenses and other liabilities	1,872	1,440
Medium- and long-term debt	7,434	7,269
Total liabilities	68,935	66,075

Common stock - $5 par value:
Authorized - 325,000,000 shares
Issued - 228,164,824 shares	1,141	1,141
Capital surplus	2,168	2,174
Accumulated other comprehensive income (loss)	174	(235)
Retained earnings	9,389	9,538
Less cost of common stock in treasury - 89,127,359 shares at 3/31/2020 and 86,069,234 shares at 12/31/2019	(5,470)	(5,291)
Total shareholders’ equity	7,402	7,327
Total liabilities and shareholders’ equity	$76,337	$73,402
See notes to consolidated financial statements (unaudited).

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)
Comerica Incorporated and Subsidiaries

	Three Months Ended March 31,
(in millions, except per share data)	2020	2019
INTEREST INCOME
Interest and fees on loans	$517	$621
Interest on investment securities	74	72
Interest on short-term investments	18	17
Total interest income	609	710
INTEREST EXPENSE
Interest on deposits	56	52
Interest on short-term borrowings	—	1
Interest on medium- and long-term debt	40	51
Total interest expense	96	104
Net interest income	513	606
Provision for credit losses	411	(13)
Net interest income after provision for credit losses	102	619
NONINTEREST INCOME
Card fees	59	63
Fiduciary income	54	49
Service charges on deposit accounts	49	51
Commercial lending fees	17	22
Foreign exchange income	11	11
Bank-owned life insurance	12	9
Letter of credit fees	9	9
Brokerage fees	7	7
Net securities losses	(1)	(8)
Other noninterest income	20	25
Total noninterest income	237	238
NONINTEREST EXPENSES
Salaries and benefits expense	242	265
Outside processing fee expense	57	63
Occupancy expense	37	37
Software expense	37	29
Equipment expense	12	12
Advertising expense	7	5
FDIC insurance expense	8	5
Other noninterest expenses	25	17
Total noninterest expenses	425	433
(Loss) income before income taxes	(86)	424
(Benefit) provision for income taxes	(21)	85
NET (LOSS) INCOME	(65)	339
Less income allocated to participating securities	—	2
Net (loss) income attributable to common shares	$(65)	$337
(Losses) earnings per common share:
Basic	$(0.46)	$2.14
Diluted	(0.46)	2.11
Comprehensive income	344	435
Cash dividends declared on common stock	94	105
Cash dividends declared per common share	0.68	0.67
See notes to consolidated financial statements (unaudited).

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (unaudited)
Comerica Incorporated and Subsidiaries

				Accumulated
	Common Stock			Other			Total
	Shares		Capital	Comprehensive	Retained	Treasury	Shareholders'
(in millions, except per share data)	Outstanding	Amount	Surplus	Income (Loss)	Earnings	Stock	Equity
BALANCE AT DECEMBER 31, 2018	160.1	$1,141	$2,148	$(609)	$8,781	$(3,954)	$7,507
Cumulative effect of change in accounting principle	—	—	—	—	(14)	—	(14)
Net income	—	—	—	—	339	—	339
Other comprehensive income, net of tax	—	—	—	96	—	—	96
Cash dividends declared on common stock ($0.67 per share)	—	—	—	—	(105)	—	(105)
Purchase of common stock	(5.2)	—	—	—	—	(434)	(434)
Net issuance of common stock under employee stock plans	0.5	—	(13)	—	(22)	31	(4)
Share-based compensation	—	—	24	—	—	—	24
BALANCE AT MARCH 31, 2019	155.4	$1,141	$2,159	$(513)	$8,979	$(4,357)	$7,409
BALANCE AT DECEMBER 31, 2019	142.1	$1,141	$2,174	$(235)	$9,538	$(5,291)	$7,327
Cumulative effect of change in accounting principle	—	—	—	—	13	—	13
Net loss	—	—	—	—	(65)	—	(65)
Other comprehensive income, net of tax	—	—	—	409	—	—	409
Cash dividends declared on common stock ($0.68 per share)	—	—	—	—	(94)	—	(94)
Purchase of common stock	(3.4)	—	—	—	—	(195)	(195)
Net issuance of common stock under employee stock plans	0.3	—	(14)	—	(3)	16	(1)
Share-based compensation	—	—	8	—	—	—	8
BALANCE AT MARCH 31, 2020	139.0	$1,141	$2,168	$174	$9,389	$(5,470)	$7,402
See notes to consolidated financial statements (unaudited).

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
Comerica Incorporated and Subsidiaries

	Three Months Ended March 31,
(in millions)	2020	2019
OPERATING ACTIVITIES
Net (loss) income	$(65)	$339
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Provision for credit losses	411	(13)
Benefit for deferred income taxes	(73)	(4)
Depreciation and amortization	26	29
Net periodic defined benefit credit	(5)	(7)
Share-based compensation expense	8	24
Net amortization of securities	1	—
Net securities losses	1	8
Net change in:
Accrued income receivable	8	(20)
Accrued expenses payable	(12)	(27)
Other, net	399	(289)
Net cash provided by operating activities	699	40
INVESTING ACTIVITIES
Investment securities available-for-sale:
Maturities and redemptions	598	487
Sales	—	987
Purchases	(920)	(1,532)
Net change in loans	(3,174)	(151)
Net increase in premises and equipment	(15)	(16)
Purchases of Federal Home Loan Bank Stock	(31)	(16)
Proceeds from bank-owned life insurance settlements	8	2
Net cash used in investing activities	(3,534)	(239)
FINANCING ACTIVITIES
Net change in:
Deposits	(29)	(1,586)
Short-term borrowings	2,192	891
Medium- and long-term debt:
Issuances and advances	—	350
Common stock:
Repurchases	(199)	(443)
Cash dividends paid	(95)	(99)
Issuances under employee stock plans	3	6
Net cash provided by (used in) financing activities	1,872	(881)
Net decrease in cash and cash equivalents	(963)	(1,080)
Cash and cash equivalents at beginning of period	5,818	4,561
Cash and cash equivalents at end of period	$4,855	$3,481
Interest paid	$102	$98
Income tax paid	3	12
See notes to consolidated financial statements (unaudited).

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

NOTE 1 - BASIS OF PRESENTATION AND ACCOUNTING POLICIES
Organization
The accompanying unaudited consolidated financial statements were prepared in accordance with United States (U.S.) generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation were included. The results of operations for the three months ended March 31, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020. Certain items in prior periods were reclassified to conform to the current presentation. For further information, refer to the consolidated financial statements and footnotes thereto included in the Annual Report of Comerica Incorporated and Subsidiaries (the Corporation) on Form 10-K for the year ended December 31, 2019.
Allowance for Credit Losses
The allowance for credit losses includes both the allowance for loan losses and the allowance for credit losses on lending-related commitments.
The Corporation disaggregates the loan portfolio into segments for purposes of determining the allowance for credit losses. These segments are based on the level at which the Corporation develops, documents and applies a systematic methodology to determine the allowance for credit losses. The Corporation's portfolio segments are business loans and retail loans. Business loans include the commercial, real estate construction, commercial mortgage, lease financing and international loan portfolios. Retail loans consist of residential mortgage and consumer loans, including home equity loans.
Effective January 1, 2020, the Corporation adopted the provisions of Accounting Standards Update (ASU) No. 2016-13, "Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments," commonly referred to as the current expected credit loss (CECL) model, for all financial assets, except those accounted for at fair value through net income, using the modified retrospective approach.
Under Topic 326, current expected credit losses are estimated over the contractual life of the loan portfolio, considering all available relevant information, including historical and current conditions as well as reasonable and supportable forecasts of future events. The previous accounting principle estimated probable, estimable losses inherent in the portfolio.
At adoption, the Corporation’s estimate of current expected credit losses in accordance with Topic 326 resulted in a $17 million day-one decrease in the overall allowance for credit losses, from $668 million at December 31, 2019 under the incurred loss model. The Corporation recognized a corresponding $13 million increase to retained earnings and a $4 million reduction to deferred tax assets. A similar adjustment at December 31, 2019 would have caused a 2-basis-point increase in the Common Equity Tier 1 (CET1) capital ratio. Business loans, comprising approximately 91 percent of the Corporation’s total loan portfolio at transition, consist of loans and lending arrangements with generally short contractual maturities. As a result, the allowance for credit losses for business loans decreased $42 million. The allowance for credit losses increased $25 million for retail loans, given their longer contractual maturities.
Topic 326 also requires expected credit losses on available-for-sale (AFS) debt securities to be recorded as an allowance for credit losses. For certain types of debt securities, such as U.S. Treasuries and other securities with government guarantees, entities may expect zero credit losses. The zero-loss expectation applies to all the Corporation’s securities and no allowance for credit losses were recorded on its AFS securities portfolio at transition.
Allowance for Loan Losses
The allowance for loan losses is estimated on a quarterly basis and represents management’s estimates of current expected credit losses in the Corporation’s loan portfolio. Pools of loans with similar risk characteristics are collectively evaluated while loans that no longer share risk characteristics with loan pools are evaluated individually.
Collective loss estimates are determined by applying reserve factors, designed to estimate current expected credit losses, to amortized cost balances over the remaining contractual life of the collectively evaluated portfolio. Loans with similar risk characteristics are aggregated into homogeneous pools. Business loans are assigned to pools based primarily on business line and the Corporation’s internal risk rating system. For retail loans, pools are based on loan type, past due status and credit scores. Reserve factors are based on estimated probability of default for each pool, set to a default horizon based on contractual life, and loss given default. Historical estimates are calibrated to economic forecasts over the reasonable and supportable forecast period based on the projected performance of specific economic variables that statistically correlate with each of the probability of default and loss given default pools.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

The calculation of current expected credit losses is inherently subjective, as it requires management to exercise judgment in determining appropriate factors used to determine the allowance. Some of the most significant factors in the quantitative allowance estimate are assigning internal risk ratings to loans, selecting the economic forecasts used to calibrate the reserve factors and determining the reasonable and supportable forecast period.

•
Internal Risk Ratings: Standard loss factors are dependent on loan risk ratings for business loans. Risk ratings are assigned at origination, based on inherent credit risk, and may be updated based on new information that becomes available, periodic reviews of credit quality, a change in borrower performance or modifications to lending agreements.

•
Economic Forecasts: Management selects economic variables it believes to be most relevant based on the composition of the loan portfolio and customer base, including forecasted levels of employment, gross domestic product, corporate bond and treasury spreads, industrial production levels, consumer and commercial real estate price indices as well as housing statistics. Different economic forecast scenarios ranging from more benign to more severe are evaluated each reporting period to forecast losses over the contractual life of the loan portfolio.

•
Forecast Period: Economic forecasts are applied over the period management believes it can estimate reasonable and supportable forecasts. Forecast periods may be adjusted in response to changes in the economic environment. To estimate losses for contractual periods that extend beyond the forecast horizon, the Corporation reverts to an average historical loss experience. The Corporation typically forecasts economic variables over a two-year horizon, followed by an immediate reversion to an average historical loss experience that generally incorporates a full economic cycle. Management reviews this methodology on at least an annual basis.

The allowance for loan losses also includes qualitative adjustments to bring the allowance to the level management believes is appropriate based on factors that have not otherwise been fully accounted for, including adjustments for foresight risk, input imprecision and model imprecision. Foresight risk reflects the inherent imprecision in forecasting economic variables, including determining the depth and duration of economic cycles and their impact to relevant economic variables. The Corporation may make qualitative adjustments based on its evaluation of different forecast scenarios and known recent events impacting relevant economic variables. Input imprecision factors address the risk that certain model inputs may not reflect all available information including (i) risk factors that have not been fully addressed in internal risk ratings, (ii) changes in lending policies and procedures, (iii) changes in the level and quality of experience held by lending management, (iv) imprecision in the risk rating system and (v) limitations in data available for certain loan portfolios. Model imprecision considers known model limitations and model updates not yet fully reflected in the quantitative estimate.
The determination of the appropriate qualitative adjustment is based on management's analysis of current and expected economic conditions and their impact to the portfolio, as well as internal credit risk movements and a qualitative assessment of the lending environment, including underwriting standards. Management recognizes the sensitivity of various assumptions made in the quantitative modeling of expected losses and may adjust reserves depending upon the level of uncertainty that currently exists in one or more assumptions.
Credit losses for loans that no longer share risk characteristics with the loan pools are estimated on an individual basis. Individual credit loss estimates are typically performed for nonaccrual loans and modified loans classified as troubled debt restructurings and are based on one of several methods, including the estimated fair value of the underlying collateral, observable market value of similar debt or the present value of expected cash flows. The Corporation considers certain loans to be collateral-dependent if the borrower is experiencing financial difficulty and management expects repayment for the loan to be substantially through the operation or sale of the collateral. For collateral-dependent loans, loss estimates are based on the fair value of collateral, less estimated cost to sell (if applicable). Collateral values supporting individually evaluated loans are assessed quarterly and appraisals are typically obtained at least annually.
The total allowance for loan losses is sufficient to absorb expected credit losses over the contractual life of the portfolio. Unanticipated events impacting the economy, including political instability or global events affecting the U.S. economy, could cause changes to expectations for current conditions and economic forecasts that result in an unanticipated increase in the allowance. Significant increases in current portfolio exposures or changes in credit characteristics could also increase the amount of the allowance. Such events, or others of similar nature, may result in the need for additional provision for credit losses in order to maintain an allowance that complies with credit risk and accounting policies.
Loans deemed uncollectible are charged off and deducted from the allowance. Recoveries on loans previously charged off are added to the allowance.
Credit losses are not estimated for accrued interest receivable as interest that is deemed uncollectible is written off through interest income.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

Allowance for Credit Losses on Lending-Related Commitments
The allowance for credit losses on lending-related commitments estimates current expected credit losses on collective pools of letters of credit and unused commitments to extend credit based on standard reserve factors, determined in a manner similar to business loans, multiplied by a probability of draw estimate, based on historical experience and credit risk, applied to commitment amounts. The allowance for credit losses on lending-related commitments is included in accrued expenses and other liabilities on the Consolidated Balance Sheets, with the corresponding charge included in the provision for credit losses on the Consolidated Statements of Comprehensive Income.
Goodwill
Effective January 1, 2020, the Corporation prospectively adopted the provisions of ASU No. 2017-04, “Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment,” (ASU 2017-04), eliminating the second step of goodwill impairment testing, under which the implied fair value of goodwill was determined as if the reporting unit were being acquired in a business combination. Under ASU 2017-04, the Corporation will compare the fair value of a reporting unit with its carrying amount and recognize an impairment charge for any amount by which the carrying amount exceeds the reporting unit’s fair value, to the extent that the loss recognized does not exceed the amount of goodwill allocated to that reporting unit. The adoption of ASU 2017-04 did not impact the Corporation’s current financial condition or results of operations.
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
The Corporation performs its annual evaluation of goodwill impairment in the third quarter of each year and on an interim basis if events or changes in circumstances between annual tests suggest additional testing may be warranted to determine if goodwill might be impaired. The Corporation may choose to perform a qualitative assessment to determine whether it is more likely than not that the fair value of any reporting unit is less than its carrying amount, including goodwill. Factors considered in the assessment of the likelihood of impairment include macroeconomic conditions, industry and market considerations, stock performance of the Corporation and its peers, financial performance of the reporting units, and previous results of goodwill impairment tests, amongst other factors. Based on the results of the qualitative analysis, the Corporation determines whether a quantitative test is deemed necessary. The quantitative test compares the estimated fair value of identified reporting units with their carrying amount, including goodwill. If the estimated fair value of the reporting unit is less than the carrying value, an impairment charge would be recorded for the excess, not to exceed the amount of goodwill allocated to the reporting unit.
Software
Effective January 1, 2020, the Corporation adopted the provisions of ASU No. 2018-15, “Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract," using a prospective approach for implementation costs incurred subsequent to the adoption of the standard. Amortization expense from capitalized implementation costs of hosting arrangements that are service contracts and fees associated with the hosting elements of the arrangements, are included in software expense in the Consolidated Statements of Comprehensive Income, along with other software-related expenses. For the three months ended March 31, 2020, software expense included $7 million of hosting fees that would have previously been included in outside processing fee expense.
Capitalized software, stated at cost less accumulated amortization, includes purchased software, capitalizable application development costs associated with internally developed software and cloud computing arrangements, including capitalizable implementation costs associated with hosting arrangements that are service contracts. Amortization, computed on the straight-line method, is charged to software expense in the Consolidated Statements of Comprehensive Income over the estimated useful life of the software, generally 5 years, or the term of the hosting arrangement for implementation costs related to service contracts.
Cloud computing arrangements include software as a service (SaaS), platform as a service (PaaS), infrastructure as a service (IaaS) and other similar hosting arrangements. The Corporation primarily utilizes SaaS and IaaS arrangements.
Capitalized implementation costs of hosting arrangements that are service contracts were insignificant for the three months ended March 31, 2020.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

Reference Rate Reform
In March 2020, the Financial Accounting Standards Board (FASB) issued ASU No. 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting,” (ASU 2020-04), to provide temporary optional guidance to ease the potential accounting burden of reference rate reform. ASU 2020-04 is effective for eligible contract modifications from January 1, 2020 through December 31, 2022. Approximately 86 percent of the Corporation’s loans at March 31, 2020 were tied to LIBOR. The Corporation uses interest rate swaps to convert variable-LIBOR rate loans to fixed rates for approximately 10 percent of the loan portfolio. Additional contracts with exposure to LIBOR include swaps converted fixed-rate long-term debt to variable LIBOR rates. The Corporation adopted the provisions of ASU 2020-04 for loan contract modifications as of January 1, 2020 and for all existing hedging relationships as of that date or entered into in the first quarter of 2020.
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
Investment securities available-for-sale, derivatives, deferred compensation plans and equity securities with readily determinable fair values (primarily money market mutual funds) are recorded at fair value on a recurring basis. Additionally, from time to time, the Corporation may be required to record other assets and liabilities at fair value on a nonrecurring basis, such as nonaccrual loans and loans classified as troubled debt restructurings (TDRs), other real estate (primarily foreclosed property), nonmarketable equity securities and certain other assets and liabilities. These nonrecurring fair value adjustments typically involve write-downs of individual assets or application of lower of cost or fair value accounting.
Refer to Note 1 to the consolidated financial statements in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2019 for further information about the fair value hierarchy, descriptions of the valuation methodologies and key inputs used to measure financial assets and liabilities recorded at fair value, as well as a description of the methods and significant assumptions used to estimate fair value disclosures for financial instruments not recorded at fair value in their entirety on a recurring basis.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

Assets and Liabilities Recorded at Fair Value on a Recurring Basis
The following tables present the recorded amount of assets and liabilities measured at fair value on a recurring basis as of March 31, 2020 and December 31, 2019.

(in millions)	Total	Level 1	Level 2	Level 3
March 31, 2020
Deferred compensation plan assets	$92	$92	$—	$—
Equity securities	40	40	—	—
Investment securities available-for-sale:
U.S. Treasury and other U.S. government agency securities	2,864	2,864	—	—
Residential mortgage-backed securities (a)	10,177	—	10,177	—
Total investment securities available-for-sale	13,041	2,864	10,177	—
Derivative assets:
Interest rate contracts	605	—	562	43
Energy derivative contracts	459	—	459	—
Foreign exchange contracts	34	—	34	—
Total derivative assets	1,098	—	1,055	43
Total assets at fair value	$14,271	$2,996	$11,232	$43
Derivative liabilities:
Interest rate contracts	$70	$—	$70	$—
Energy derivative contracts	454	—	454	—
Foreign exchange contracts	27	—	27	—
Total derivative liabilities	551	—	551	—
Deferred compensation plan liabilities	92	92	—	—
Total liabilities at fair value	$643	$92	$551	$—
December 31, 2019
Deferred compensation plan assets	$95	$95	$—	$—
Equity securities	54	54	—	—
Investment securities available-for-sale:
U.S. Treasury and other U.S. government agency securities	2,792	2,792	—	—
Residential mortgage-backed securities (a)	9,606	—	9,606	—
Total investment securities available-for-sale	12,398	2,792	9,606	—
Derivative assets:
Interest rate contracts	211	—	189	22
Energy derivative contracts	96	—	96	—
Foreign exchange contracts	10	—	10	—
Total derivative assets	317	—	295	22
Total assets at fair value	$12,864	$2,941	$9,901	$22
Derivative liabilities:
Interest rate contracts	$39	$—	$39	$—
Energy derivative contracts	92	—	92	—
Foreign exchange contracts	10	—	10	—
Total derivative liabilities	141	—	141	—
Deferred compensation plan liabilities	95	95	—	—
Total liabilities at fair value	$236	$95	$141	$—

(a)	Issued and/or guaranteed by U.S. government agencies or U.S. government-sponsored enterprises.

There were no transfers of assets or liabilities recorded at fair value on a recurring basis into or out of Level 3 fair value measurements during each of the three-month periods ended March 31, 2020 and 2019.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

The following table summarizes the changes in Level 3 assets and liabilities measured at fair value on a recurring basis for the three-month periods ended March 31, 2020 and 2019.

		Net Realized/Unrealized Gains (Losses) (Pretax) Recorded in Earnings (a)
	Balance at Beginning of Period				Balance at End of Period
				Payments, Sales and Redemptions
(in millions)		Realized	Unrealized
Three Months Ended March 31, 2020
Derivative assets:
Interest rate contracts	$22	$—	$21	$—	$43

Three Months Ended March 31, 2019
Derivative assets:
Interest rate contracts	$9	$—	$5	$—	$14

(a)	Realized and unrealized gains and losses due to changes in fair value are recorded in other noninterest income on the Consolidated Statements of Comprehensive Income.
Assets and Liabilities at Fair Value on a Nonrecurring Basis
The Corporation may be required to record certain assets and liabilities at fair value on a nonrecurring basis. These include assets that are recorded at the lower of cost or fair value, and were recognized at fair value since it was less than cost at the end of the period.
The following table presents assets recorded at fair value on a nonrecurring basis at March 31, 2020 and December 31, 2019. No liabilities were recorded at fair value on a nonrecurring basis at March 31, 2020 and December 31, 2019.

(in millions)	Level 3
March 31, 2020
Loans:
Commercial	$89
Lease financing	1
Total assets at fair value	$90
December 31, 2019
Loans:
Commercial	$70
Total assets at fair value	$70
Level 3 assets recorded at fair value on a nonrecurring basis at March 31, 2020 and December 31, 2019 included both nonaccrual loans and TDRs for which a specific allowance was established based on the fair value of collateral. The unobservable inputs were the additional adjustments applied by management to the appraised values to reflect such factors as non-current appraisals and revisions to estimated time to sell. These adjustments are determined based on qualitative judgments made by management on a case-by-case basis and are not quantifiable inputs, although they are used in the determination of fair value.
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

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

The carrying amount and estimated fair value of financial instruments not recorded at fair value in their entirety on a recurring basis on the Corporation’s Consolidated Balance Sheets are as follows:

	Carrying Amount	Estimated Fair Value
(in millions)		Total	Level 1	Level 2	Level 3
March 31, 2020
Assets
Cash and due from banks	$848	$848	$848	$—	$—
Interest-bearing deposits with banks	4,007	4,007	4,007	—	—
Loans held-for-sale	5	5	—	5	—
Total loans, net of allowance for loan losses (a)	52,542	52,108	—	—	52,108
Customers’ liability on acceptances outstanding	2	2	2	—	—
Restricted equity investments	279	279	279	—	—
Nonmarketable equity securities (b)	5	10
Liabilities
Demand deposits (noninterest-bearing)	27,646	27,646	—	27,646	—
Interest-bearing deposits	26,762	26,762	—	26,762	—
Customer certificates of deposit	2,958	2,959	—	2,959	—
Total deposits	57,366	57,367	—	57,367	—
Short-term borrowings	2,263	2,263	2,263	—	—
Acceptances outstanding	2	2	2	—	—
Medium- and long-term debt	7,434	7,224	—	7,224	—
Credit-related financial instruments	(84)	(84)	—	—	(84)
December 31, 2019
Assets
Cash and due from banks	$973	$973	$973	$—	$—
Interest-bearing deposits with banks	4,845	4,845	4,845	—	—
Loans held-for-sale	6	6	—	6	—
Total loans, net of allowance for loan losses (a)	49,732	49,975	—	—	49,975
Customers’ liability on acceptances outstanding	2	2	2	—	—
Restricted equity investments	248	248	248	—	—
Nonmarketable equity securities (b)	5	10
Liabilities
Demand deposits (noninterest-bearing)	27,382	27,382	—	27,382	—
Interest-bearing deposits	26,802	26,802	—	26,802	—
Certificates of deposit	2,978	2,968	—	2,968	—
Other time deposits	133	133	—	133	—
Total deposits	57,295	57,285	—	57,285	—
Short-term borrowings	71	71	71	—	—
Acceptances outstanding	2	2	2	—	—
Medium- and long-term debt	7,269	7,316	—	7,316	—
Credit-related financial instruments	(57)	(57)	—	—	(57)

(a)	Included $90 million and $70 million of loans recorded at fair value on a nonrecurring basis at March 31, 2020 and December 31, 2019, respectively.

(b)
Certain investments that are measured at fair value using the net asset value have not been classified in the fair value hierarchy. The fair value amounts presented in the table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the Consolidated Balance Sheets.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

NOTE 3 - INVESTMENT SECURITIES
A summary of the Corporation’s investment securities follows:

(in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
March 31, 2020
Investment securities available-for-sale:
U.S. Treasury and other U.S. government agency securities	$2,746	$118	$—	$2,864
Residential mortgage-backed securities (a)	9,887	290	—	10,177
Total investment securities available-for-sale	$12,633	$408	$—	$13,041

December 31, 2019
Investment securities available-for-sale:
U.S. Treasury and other U.S. government agency securities	$2,745	$47	$—	$2,792
Residential mortgage-backed securities (a)	9,568	66	28	9,606
Total investment securities available-for-sale	$12,313	$113	$28	$12,398

(a)	Issued and/or guaranteed by U.S. government agencies or U.S. government-sponsored enterprises.
A summary of the Corporation’s investment securities in an unrealized loss position as of March 31, 2020 and December 31, 2019 follows:

	Temporarily Impaired
	Less than 12 Months		12 Months or more		Total
(in millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
March 31, 2020
Residential mortgage-backed securities (a)	$110	$—	$—	$—	$110	$—
Total temporarily impaired securities	$110	$—	$—	$—	$110	$—
December 31, 2019
Residential mortgage-backed securities (a)	$1,494	$7	$1,906	$21	$3,400	$28
Total temporarily impaired securities	$1,494	$7	$1,906	$21	$3,400	$28

(a)	Issued and/or guaranteed by U.S. government agencies or U.S. government-sponsored enterprises.
Unrealized losses resulted from changes in market interest rates and liquidity. The Corporation’s portfolio is comprised of securities issued or guaranteed by the U.S. government or government-sponsored enterprises. As such, it is expected that the securities would not be settled at a price less than the amortized cost of the investments. Further, the Corporation does not intend to sell the investments and is not more likely than not that it will be required to sell the investments before recovery of amortized costs.
Interest receivable on investment securities totaled $20 million at March 31, 2020 and December 31, 2019, and was included in accrued income and other assets on the Consolidated Balance Sheets.
Sales, calls and write-downs of investment securities available-for-sale resulted in the following losses recorded in net securities losses on the Consolidated Statements of Comprehensive Income, computed based on the adjusted cost of the specific security.

	Three Months Ended March 31,
(in millions)	2020	2019
Securities gains	$—	$—
Securities losses	(1)	(8)
Net securities losses	$(1)	$(8)

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

(in millions)
March 31, 2020	Amortized Cost	Fair Value
Contractual maturity
Within one year	$30	$31
After one year through five years	2,874	2,999
After five years through ten years	884	907
After ten years	8,845	9,104
Total investment securities	$12,633	$13,041

Included in the contractual maturity distribution in the table above were residential mortgage-backed securities with a total amortized cost of $9.9 billion and a fair value of $10.2 billion. The actual cash flows of mortgage-backed securities may differ as borrowers of the underlying loans may exercise prepayment options.
At March 31, 2020, investment securities with a carrying value of $6.2 billion were pledged where permitted or required by law, including $5.5 billion pledged to the Federal Home Loan Bank (FHLB) as collateral for potential future borrowings of approximately $5.2 billion and $675 million to secure $510 million of liabilities, primarily public and other deposits of state and local government agencies as well as derivative instruments. For information on FHLB borrowings, refer to Note 7.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

NOTE 4 – CREDIT QUALITY AND ALLOWANCE FOR CREDIT LOSSES
The following table presents an aging analysis of the amortized cost basis of loans.

	Loans Past Due and Still Accruing
(in millions)	30-59 Days	60-89 Days	90 Days or More	Total	Nonaccrual Loans	Current Loans	Total Loans
March 31, 2020
Business loans:
Commercial	$224	$22	$42	$288	$173	$33,788	$34,249
Real estate construction:
Commercial Real Estate business line (a)	4	1	—	5	—	3,341	3,346
Other business lines (b)	—	—	—	—	—	410	410
Total real estate construction	4	1	—	5	—	3,751	3,756
Commercial mortgage:
Commercial Real Estate business line (a)	1	—	8	9	3	2,167	2,179
Other business lines (b)	59	10	10	79	16	7,424	7,519
Total commercial mortgage	60	10	18	88	19	9,591	9,698
Lease financing	—	—	—	—	1	583	584
International	14	—	4	18	—	1,017	1,035
Total business loans	302	33	64	399	193	48,730	49,322

Retail loans:
Residential mortgage	37	3	—	40	20	1,761	1,821
Consumer:
Home equity	5	1	—	6	22	1,699	1,727
Other consumer	1	—	—	1	—	587	588
Total consumer	6	1	—	7	22	2,286	2,315
Total retail loans	43	4	—	47	42	4,047	4,136
Total loans	$345	$37	$64	$446	$235	$52,777	$53,458
December 31, 2019
Business loans:
Commercial	$27	$7	$17	$51	$148	$31,274	$31,473
Real estate construction:
Commercial Real Estate business line (a)	6	—	—	6	—	3,038	3,044
Other business lines (b)	—	7	—	7	—	404	411
Total real estate construction	6	7	—	13	—	3,442	3,455
Commercial mortgage:
Commercial Real Estate business line (a)	9	—	—	9	2	2,165	2,176
Other business lines (b)	16	18	9	43	12	7,328	7,383
Total commercial mortgage	25	18	9	52	14	9,493	9,559
Lease financing	1	—	—	1	—	587	588
International	—	5	—	5	—	1,004	1,009
Total business loans	59	37	26	122	162	45,800	46,084

Retail loans:
Residential mortgage	15	2	—	17	20	1,808	1,845
Consumer:
Home equity	4	5	—	9	17	1,685	1,711
Other consumer	2	3	—	5	—	724	729
Total consumer	6	8	—	14	17	2,409	2,440
Total retail loans	21	10	—	31	37	4,217	4,285
Total loans	$80	$47	$26	$153	$199	$50,017	$50,369

(a)	Primarily loans to real estate developers.

(b)	Primarily loans secured by owner-occupied real estate.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

The following table presents loans by credit quality indicator and vintage year. Credit quality indicator is based on internal risk ratings assigned to each business loan at the time of approval and subjected to subsequent reviews, generally at least annually, and to pools of retail loans with similar risk characteristics. Vintage year is the year of origination or major modification.

	March 31, 2020									December 31, 2019
	Vintage Year
(in millions)	2020	2019	2018	2017	2016	Prior	Revolvers	Revolvers Converted to Term	Total	Total
Business loans:
Commercial:
Pass (a)	$634	$2,829	$2,069	$1,386	$636	$1,143	$23,528	$13	$32,238	$29,785
Special Mention (b)	12	106	72	57	41	47	627	—	962	841
Substandard (c)	3	109	122	24	41	32	544	1	876	699
Nonaccrual (d)	2	11	3	20	10	53	72	2	173	148
Total commercial	651	3,055	2,266	1,487	728	1,275	24,771	16	34,249	31,473
Real estate construction
Pass (a)	98	709	1,140	812	527	220	217	—	3,723	3,424
Special Mention (b)	—	—	—	—	—	—	18	—	18	19
Substandard (c)	—	—	1	14	—	—	—	—	15	12
Total real estate construction	98	709	1,141	826	527	220	235	—	3,756	3,455
Commercial mortgage
Pass (a)	472	1,769	1,274	1,323	975	3,114	481	—	9,408	9,262
Special Mention (b)	6	46	18	13	27	50	5	—	165	159
Substandard (c)	2	7	—	11	8	78	—	—	106	124
Nonaccrual (d)	—	—	2	1	3	13	—	—	19	14
Total commercial mortgage	480	1,822	1,294	1,348	1,013	3,255	486	—	9,698	9,559
Lease financing
Pass (a)	37	147	89	58	18	219	—	—	568	579
Special Mention (b)	—	6	3	2	2	—	—	—	13	7
Substandard (c)	—	1	—	1	—	—	—	—	2	2
Nonaccrual (d)	1	—	—	—	—	—	—	—	1	—
Total lease financing	38	154	92	61	20	219	—	—	584	588
International
Pass (a)	228	185	161	34	1	74	306	—	989	972
Special Mention (b)	—	—	4	4	4	2	26	—	40	29
Substandard (c)	—	—	1	—	—	—	5	—	6	8
Total international	228	185	166	38	5	76	337	—	1,035	1,009
Total business loans	1,495	5,925	4,959	3,760	2,293	5,045	25,829	16	49,322	46,084
Table continues on the following page.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

	March 31, 2020									December 31, 2019
	Vintage Year
(in millions)	2020	2019	2018	2017	2016	Prior	Revolvers	Revolvers Converted to Term	Total	Total
Retail loans:
Residential mortgage
Pass (a)	136	260	170	340	285	606	—	—	1,797	1,823
Special Mention (b)	—	—	4	—	—	—	—	—	4	2
Nonaccrual (d)	—	—	1	1	2	16	—	—	20	20
Total residential mortgage	136	260	175	341	287	622	—	—	1,821	1,845
Consumer:
Home equity
Pass (a)	—	—	—	—	—	21	1,586	90	1,697	1,682
Special Mention (b)	—	—	—	—	—	—	1	—	1	1
Substandard (c)	—	—	—	—	—	—	4	3	7	11
Nonaccrual (d)	—	—	—	—	—	1	15	6	22	17
Total home equity	—	—	—	—	—	22	1,606	99	1,727	1,711
Other consumer
Pass (a)	6	89	28	10	11	64	373	—	581	722
Special Mention (b)	—	—	1	—	—	—	6	—	7	6
Substandard (c)	—	—	—	—	—	—	—	—	—	1
Total other consumer	6	89	29	10	11	64	379	—	588	729
Total consumer	6	89	29	10	11	86	1,985	99	2,315	2,440
Total retail loans	142	349	204	351	298	708	1,985	99	4,136	4,285
Total loans	$1,637	$6,274	$5,163	$4,111	$2,591	$5,753	$27,814	$115	$53,458	$50,369

(a)	Includes all loans not included in the categories of special mention, substandard or nonaccrual.

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

(d)
Nonaccrual loans are loans for which the accrual of interest has been discontinued. For further information regarding nonaccrual loans, refer to the Nonperforming Assets subheading in Note 1 - Basis of Presentation and Accounting Policies - on page F-51 in the Corporation's 2019 Annual Report. A significant majority of nonaccrual loans are generally consistent with the "substandard" category and the remainder are generally consistent with the "doubtful" category as defined by regulatory authorities.

Loan interest receivable totaled $161 million and $172 million at March 31, 2020 and December 31, 2019, respectively, and was included in accrued income and other assets on the Consolidated Balance Sheets.
Substantially all individually evaluated loans are collateral-dependent and, at March 31, 2020, consisted primarily of commercial and commercial mortgage loans. Collateral-dependent commercial loans were secured by oil and gas assets, accounts receivable, inventory and equipment, and collateral-dependent commercial mortgage loans were secured by commercial real estate assets. The most significant change in collateral values during the first quarter of 2020 was a decrease in the value of oil and gas assets related to supply/demand imbalances in the energy market.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

Allowance for Credit Losses
The following table details the changes in the allowance for loan losses.

	2020			2019
(in millions)	Business Loans	Retail Loans	Total	Business Loans	Retail Loans	Total

Three Months Ended March 31
Balance at beginning of period	$601	$36	$637	$627	$44	$671
Cumulative effect of change in accounting principle	(42)	25	(17)	—	—	—

Loan charge-offs	(87)	(2)	(89)	(19)	(1)	(20)
Recoveries on loans previously charged-off	5	—	5	8	1	9
Net loan charge-offs	(82)	(2)	(84)	(11)	—	(11)
Provision for loan losses	384	(4)	380	(8)	(5)	(13)
Balance at end of period	$861	$55	$916	$608	$39	$647

As a percentage of total loans	1.75%	1.35%	1.71%	1.33%	0.88%	1.29%

Changes in the allowance for credit losses on lending-related commitments, included in accrued expenses and other liabilities on the Consolidated Balance Sheets, are summarized in the following table.

	Three Months Ended March 31,
(in millions)	2020	2019
Balance at beginning of period	$31	$30
Provision for credit losses on lending-related commitments	31	—
Balance at end of period	$62	$30

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

Nonaccrual Loans
The following table presents additional information regarding nonaccrual loans. No interest income was recognized on nonaccrual loans for the three months ended March 31, 2020 and 2019, respectively.

(in millions)	Nonaccrual Loans with No Related Allowance	Nonaccrual Loans with Related Allowance	Total Nonaccrual Loans
March 31, 2020
Business loans:
Commercial	$25	$148	$173
Commercial mortgage:
Commercial Real Estate business line (a)	2	1	3
Other business lines (b)	3	13	16
Total commercial mortgage	5	14	19
Lease financing	—	1	1
Total business loans	30	163	193
Retail loans:
Residential mortgage	20	—	20
Consumer:
Home equity	22	—	22
Total retail loans	42	—	42
Total nonaccrual loans	$72	$163	$235
December 31, 2019
Business loans:
Commercial	$29	$119	$148
Commercial mortgage:
Commercial Real Estate business line (a)	2	—	2
Other business lines (b)	1	11	12
Total commercial mortgage	3	11	14
Total business loans	32	130	162
Retail loans:
Residential mortgage	20	—	20
Consumer:
Home equity	17	—	17
Total retail loans	37	—	37
Total nonaccrual loans	$69	$130	$199

(a)	Primarily loans to real estate developers.

(b)	Primarily loans secured by owner-occupied real estate.

Foreclosed Properties
Foreclosed properties totaled $11 million at both March 31, 2020 and December 31, 2019. There were no retail loans secured by residential real estate properties in process of foreclosure included in nonaccrual loans at March 31, 2020 and December 31, 2019.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

Troubled Debt Restructurings
The following table details the amortized cost basis at March 31, 2020 and 2019 of loans considered to be troubled debt restructurings (TDRs) that were restructured during the three-month periods ended March 31, 2020 and 2019, by type of modification. In cases of loans with more than one type of modification, the loans were categorized based on the most significant modification.

	Principal Deferrals (a)
(in millions)	2020	2019
Three Months Ended March 31,
Business loans:
Commercial	$22	$12
Commercial mortgage:
Other business lines (b)	2	1
Total loans	$24	$13

(a)
Primarily represents loan balances where terms were extended by more than an insignificant time period, typically more than 180 days, at or above contractual interest rates. Also includes commercial loans restructured in bankruptcy.

(b)	Primarily loans secured by owner-occupied real estate.
The Corporation charges interest on principal balances outstanding during deferral periods. Additionally, none of the modifications involved forgiveness of principal. At both March 31, 2020 and December 31, 2019, commitments to lend additional funds to borrowers whose terms have been modified in TDRs totaled $3 million. On an ongoing basis, the Corporation monitors the performance of modified loans to their restructured terms. The allowance for loan losses continues to be reassessed on the basis of an individual evaluation of the loan.
The following table presents information regarding the amortized cost basis at March 31, 2020 and 2019 of loans modified by principal deferral during the twelve-month periods ended March 31, 2020 and 2019.

	Principal Deferrals
(in millions)	2020	2019
March 31
Business loans:
Commercial	$33	$26
Commercial mortgage:
Other business lines (a)	2	2
Total business loans	35	28
Retail loans:
Consumer:
Home equity (b)	—	1
Total loans	$35	$29
(a)Primarily loans secured by owner-occupied real estate.

(b)	Includes bankruptcy loans for which the court has discharged the borrower's obligation and the borrower has not reaffirmed the debt.
During the twelve-month periods ended March 31, 2020 and 2019, loans with a carrying value of $1 million and $4 million, respectively, were modified by interest rate reduction (reduced-rate loans).
For principal deferrals, incremental deterioration in the credit quality of the loan, represented by a downgrade in the risk rating of the loan, for example, due to missed interest payments or a reduction of collateral value, is considered a subsequent default. For interest rate reductions, a subsequent payment default is defined in terms of delinquency, when a principal or interest payment is 90 days past due. Subsequent defaults of principal deferrals totaled $10 million in the three-month period ended March 31, 2020, compared to none in the comparable period in 2019. There were no subsequent defaults of interest rate reductions during either of the three-month periods ended March 31, 2020 and 2019.

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
Credit risk is the possible loss that may occur in the event of nonperformance by the counterparty to a financial instrument. The Corporation attempts to minimize credit risk arising from customer-initiated derivatives by evaluating the creditworthiness of each customer, adhering to the same credit approval process used for traditional lending activities and obtaining collateral as deemed necessary. Derivatives with dealer counterparties are either cleared through a clearinghouse or settled directly with a single counterparty. For derivatives settled directly with dealer counterparties, the Corporation utilizes counterparty risk limits and monitoring procedures as well as master netting arrangements and bilateral collateral agreements to facilitate the management of credit risk. Master netting arrangements effectively reduce credit risk by permitting settlement of positive and negative positions and offset cash collateral held with the same counterparty on a net basis. Bilateral collateral agreements require daily exchange of cash or highly rated securities issued by the U.S. Treasury or other U.S. government entities to collateralize amounts due to either party. At March 31, 2020, counterparties with bilateral collateral agreements deposited $427 million of cash with the Corporation to secure the fair value of contracts in an unrealized gain position, and the Corporation had pledged $59 million of marketable investment securities and posted $26 million of cash as collateral for contracts in an unrealized loss position. For those counterparties not covered under bilateral collateral agreements, collateral is obtained, if deemed necessary, based on the results of management’s credit evaluation of the counterparty. Collateral varies, but may include cash, investment securities, accounts receivable, equipment or real estate. Included in the fair value of derivative instruments are credit valuation adjustments reflecting counterparty credit risk. These adjustments are determined by applying a credit spread for the counterparty or the Corporation, as appropriate, to the total expected exposure of the derivative. There were no derivative instruments with credit-risk-related contingent features that were in a liability position at March 31, 2020.
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

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

The following table presents the composition of the Corporation’s derivative instruments held or issued for risk management purposes or in connection with customer-initiated and other activities at March 31, 2020 and December 31, 2019. The table excludes commitments and warrants accounted for as derivatives.

	March 31, 2020			December 31, 2019
		Fair Value			Fair Value
(in millions)	Notional/ Contract Amount (a)	Gross Derivative Assets	Gross Derivative Liabilities	Notional/ Contract Amount (a)	Gross Derivative Assets	Gross Derivative Liabilities
Risk management purposes
Derivatives designated as hedging instruments
Interest rate contracts:
Swaps - fair value - receive fixed/pay floating	$3,325	$—	$—	$3,325	$—	$—
Swaps - cash flow - receive fixed/pay floating	5,550	—	—	4,550	—	—
Derivatives used as economic hedges
Foreign exchange contracts:
Spot, forwards and swaps	366	3	2	330	—	2
Total risk management purposes	9,241	3	2	8,205	—	2
Customer-initiated and other activities
Interest rate contracts:
Caps and floors written	681	—	—	671	—	—
Caps and floors purchased	681	—	—	671	—	—
Swaps	19,754	605	70	16,485	211	39
Total interest rate contracts	21,116	605	70	17,827	211	39
Energy contracts:
Caps and floors written	439	1	76	477	—	23
Caps and floors purchased	439	76	1	477	23	—
Swaps	1,966	382	377	2,135	73	69
Total energy contracts	2,844	459	454	3,089	96	92
Foreign exchange contracts:
Spot, forwards, options and swaps	1,531	31	25	1,013	10	8
Total customer-initiated and other activities	25,491	1,095	549	21,929	317	139
Total gross derivatives	$34,732	$1,098	$551	$30,134	$317	$141
Amounts offset in the Consolidated Balance Sheets:
Netting adjustment - Offsetting derivative assets/liabilities		(55)	(55)		(63)	(63)
Netting adjustment - Cash collateral received/posted		(424)	(23)		(11)	(12)
Net derivatives included in the Consolidated Balance Sheets (b)		619	473		243	66
Amounts not offset in the Consolidated Balance Sheets:
Marketable securities pledged under bilateral collateral agreements		—	(54)		—	(21)
Net derivatives after deducting amounts not offset in the Consolidated Balance Sheets		$619	$419		$243	$45

(a)
Notional or contractual amounts, which represent the extent of involvement in the derivatives market, are used to determine the contractual cash flows required in accordance with the terms of the agreement. These amounts are typically not exchanged, significantly exceed amounts subject to credit or market risk and are not reflected in the Consolidated Balance Sheets.

(b)
Net derivative assets are included in accrued income and other assets and net derivative liabilities are included in accrued expenses and other liabilities on the Consolidated Balance Sheets. Included in the fair value of net derivative assets and net derivative liabilities are credit valuation adjustments reflecting counterparty credit risk and credit risk of the Corporation. The fair value of net derivative assets included credit valuation adjustments for counterparty credit risk of $22 million and $9 million at March 31, 2020 and December 31, 2019, respectively.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

Risk Management
The Corporation's derivative instruments used for managing interest rate risk currently comprise swaps converting fixed-rate long-term debt to variable rates and variable-rate loans to fixed rates.
The following table details the effects of fair value hedging on the Consolidated Statements of Comprehensive Income.

	Interest on Medium- and Long-Term Debt
	Three Months Ended March 31,
(in millions)	2020	2019
Total interest on medium-and long-term debt (a)	$40	$51

Fair value hedging relationships:
Interest rate contracts:
Hedged items	30	26
Derivatives designated as hedging instruments	(6)	1
(a) Includes the effects of hedging.
For information on accumulated net gains on cash flow hedges, refer to Note 8.
The following table summarizes the expected weighted average remaining maturity of the notional amount of risk management interest rate swaps, the carrying amount of the related hedged items and the weighted average interest rates associated with amounts expected to be received or paid on interest rate swap agreements as of March 31, 2020 and December 31, 2019.

Cash flow swaps - receive fixed/pay floating rate on variable-rate loans:

(dollar amounts in millions)	March 31, 2020	December 31, 2019
Derivative Notional Amount	$5,550	$4,550
Weighted Average:
Remaining maturity (in years)	3.0	3.0
Receive rate	1.87%	1.94%
Pay rate (a)	1.58	1.71

(a)	Variable rates paid on receive fixed swaps designated as cash flow hedges are based on one-month LIBOR rates in effect at March 31, 2020 and December 31, 2019.

Fair value swaps - receive fixed/pay floating rate on medium- and long-term debt:

(dollar amounts in millions)	March 31, 2020	December 31, 2019
Derivative Notional Amount	$3,325	$3,325
Carrying value of hedged items (a)	3,634	3,469
Weighted Average:
Remaining maturity (in years)	4.3	4.6
Receive rate	3.44%	3.44%
Pay rate (b)	2.32	2.80

(a)
Included $310 million and $146 million of cumulative hedging adjustments at March 31, 2020 and December 31, 2019, respectively, which included $6 million and $7 million, respectively, of hedging adjustment on a discontinued hedging relationship.

(b)	Variable rates paid on receive fixed swaps designated as fair value hedges are based on one- and six-month LIBOR rates in effect at March 31, 2020 and December 31, 2019.
Foreign exchange rate risk arises from changes in the value of certain assets and liabilities denominated in foreign currencies. The Corporation employs spot and forward contracts in addition to swap contracts to manage exposure to these and other risks. These instruments are used as economic hedges, and net gains or losses are included in other noninterest income in the Consolidated Statements of Comprehensive Income.
Customer-Initiated and Other
The Corporation enters into derivative transactions at the request of customers and generally takes offsetting positions with dealer counterparties to mitigate the inherent market risk. Income primarily results from the spread between the customer derivative and the offsetting dealer position.
For customer-initiated foreign exchange contracts where offsetting positions have not been taken, the Corporation manages the remaining inherent market risk through individual foreign currency position limits and aggregate value-at-risk limits. These

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

limits are established annually and reviewed quarterly. For those customer-initiated derivative contracts which were not offset or where the Corporation holds a position within the limits described above, the Corporation recognized no net gains or losses in other noninterest income in the Consolidated Statements of Comprehensive Income for both the three-month periods ended March 31, 2020 and 2019.
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

		Three Months Ended March 31,
(in millions)	Location of Gain	2020	2019
Interest rate contracts	Other noninterest income	$8	$6
Energy contracts	Other noninterest income	1	1
Foreign exchange contracts	Foreign exchange income	11	11
Total		$20	$18
Credit-Related Financial Instruments
The Corporation issues off-balance sheet financial instruments in connection with commercial and consumer lending activities. The Corporation’s credit risk associated with these instruments is represented by the contractual amounts indicated in the following table.

(in millions)	March 31, 2020	December 31, 2019
Unused commitments to extend credit:
Commercial and other	$21,456	$23,681
Bankcard, revolving check credit and home equity loan commitments	3,170	3,180
Total unused commitments to extend credit	$24,626	$26,861
Standby letters of credit	$3,208	$3,320
Commercial letters of credit	35	18

The Corporation maintains an allowance to cover current expected credit losses on lending-related commitments, including unused commitments to extend credit, letters of credit and financial guarantees. The allowance for credit losses on lending-related commitments, included in accrued expenses and other liabilities on the Consolidated Balance Sheets, was $62 million and $31 million at March 31, 2020 and December 31, 2019, respectively.
Unused Commitments to Extend Credit
Commitments to extend credit are legally binding agreements to lend to a customer, provided there is no violation of any condition established in the contract. These commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many commitments expire without being drawn upon, the total contractual amount of commitments does not necessarily represent future cash requirements of the Corporation. Commercial and other unused commitments are primarily variable rate commitments. The allowance for credit losses on lending-related commitments included $51 million at March 31, 2020 and $25 million at December 31, 2019 for current expected credit losses on the Corporation’s unused commitments to extend credit.
Standby and Commercial Letters of Credit
Standby letters of credit represent conditional obligations of the Corporation which guarantee the performance of a customer to a third party. Standby letters of credit are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing and similar transactions. Commercial letters of credit are issued to finance foreign or domestic trade transactions. These contracts expire in decreasing amounts through the year 2028. The Corporation may enter into participation arrangements with third parties that effectively reduce the maximum amount of future payments which may be required under standby and commercial letters of credit. These risk participations covered $160 million and $161 million, respectively, of the $3.2 billion and $3.3 billion standby and commercial letters of credit outstanding at March 31, 2020 and December 31, 2019, respectively.
The carrying value of the Corporation’s standby and commercial letters of credit, included in accrued expenses and other liabilities on the Consolidated Balance Sheets, totaled $33 million at March 31, 2020, including $23 million in deferred fees and $10 million in the allowance for credit losses on lending-related commitments. At December 31, 2019, the comparable amounts were $32 million, $26 million and $6 million, respectively.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

The following table presents a summary of criticized standby and commercial letters of credit at March 31, 2020 and December 31, 2019. The Corporation's criticized list is generally consistent with the Special Mention, Substandard and Doubtful categories defined by regulatory authorities. The Corporation manages credit risk through underwriting, periodically reviewing and approving its credit exposures using Board committee approved credit policies and guidelines.

(dollar amounts in millions)	March 31, 2020	December 31, 2019
Total criticized standby and commercial letters of credit	$50	$44
As a percentage of total outstanding standby and commercial letters of credit	1.5%	1.3%
Other Credit-Related Financial Instruments
The Corporation enters into credit risk participation agreements, under which the Corporation assumes credit exposure associated with a borrower’s performance related to certain interest rate derivative contracts. The Corporation is not a party to the interest rate derivative contracts and only enters into these credit risk participation agreements in instances in which the Corporation is also a party to the related loan participation agreements for such borrowers. The Corporation manages credit risk on credit risk participation agreements by monitoring the creditworthiness of the borrowers, based on the normal credit review process as if the Corporation had entered into the derivative instruments directly with the borrowers. The notional amount of such credit risk participation agreements reflects the pro-rata share of the derivative instrument, consistent with the Corporation's share of the related participated loan. As of March 31, 2020 and December 31, 2019, the total notional amount of the credit risk participation agreements was approximately $807 million and $786 million, respectively, and the fair value was insignificant for both periods. The maximum estimated exposure to these agreements, as measured by projecting a maximum value of the guaranteed derivative instruments, assuming 100 percent default by all obligors on the maximum values, was $50 million and $20 million at March 31, 2020 and December 31, 2019, respectively. In the event of default, the lead bank has the ability to liquidate the assets of the borrower, in which case the lead bank would be required to return a percentage of the recouped assets to the participating banks. As of March 31, 2020, the weighted average remaining maturity of outstanding credit risk participation agreements was 3.4 years.
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
The Corporation accounts for its interests in LIHTC entities using the proportional amortization method. Ownership interests in other tax credit entities are accounted for under either the cost or equity method. Exposure to loss as a result of the Corporation's involvement in LIHTC entities at March 31, 2020 was limited to $453 million. There was no exposure to loss as a result of the Corporation's involvement in other tax credit entities at March 31, 2020.
Investment balances, including all legally binding commitments to fund future investments, are included in accrued income and other assets on the Consolidated Balance Sheets. A liability is recognized in accrued expenses and other liabilities on the Consolidated Balance Sheets for all legally binding unfunded commitments to fund tax credit entities ($167 million at March 31, 2020). Amortization and other write-downs of LIHTC investments are presented on a net basis as a component of the provision for income taxes on the Consolidated Statements of Comprehensive Income, while amortization and write-downs of other tax credit investments are recorded in other noninterest income. The income tax credits and deductions are recorded as a reduction of income tax expense and a reduction of federal income taxes payable.
The Corporation provided no financial or other support that was not contractually required to any of the above VIEs during the three months ended March 31, 2020 and 2019.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

The following table summarizes the impact of these tax credit entities on the Corporation’s Consolidated Statements of Comprehensive Income.

	Three Months Ended March 31,
(in millions)	2020	2019
Other noninterest income:
Amortization of other tax credit investments	$—	$1
Provision for income taxes:
Amortization of LIHTC investments	17	15
Low income housing tax credits	(16)	(15)
Other tax benefits related to tax credit entities	(4)	(3)
Total provision for income taxes	$(3)	$(3)

For further information on the Corporation’s consolidation policy, see Note 1 to the consolidated financial statements in the Corporation's 2019 Annual Report.
NOTE 7 - MEDIUM- AND LONG-TERM DEBT
Medium- and long-term debt is summarized as follows:

(in millions)	March 31, 2020	December 31, 2019
Parent company
Subordinated notes:
3.80% subordinated notes due 2026 (a)	$282	$264
Medium- and long-term notes:
3.70% notes due 2023 (a)	917	884
4.00% notes due 2029 (a)	642	587
Total medium- and long-term notes	1,559	1,471
Total parent company	1,841	1,735
Subsidiaries
Subordinated notes:
4.00% subordinated notes due 2025 (a)	381	360
7.875% subordinated notes due 2026 (a)	213	202
Total subordinated notes	594	562
Medium- and long-term notes:
2.50% notes due 2020 (a) (b)	675	674
2.50% notes due 2024 (a)	524	498
Total medium- and long-term notes	1,199	1,172
Federal Home Loan Bank (FHLB) advances:
Floating-rate based on FHLB auction rate due 2026	2,800	2,800
Floating-rate based on FHLB auction rate due 2028	1,000	1,000
Total FHLB advances	3,800	3,800
Total subsidiaries	5,593	5,534
Total medium- and long-term debt	$7,434	$7,269

(a)
The fixed interest rates on these notes have been swapped to a variable rate and designated in a hedging relationship. Accordingly, carrying value has been adjusted to reflect the change in the fair value of the debt as a result of changes in the benchmark rate.

(b)	Due on June 2, 2020.
Subordinated notes with remaining maturities greater than one year qualify as Tier 2 capital.
Comerica Bank (the Bank), a wholly-owned subsidiary of the Corporation, is a member of the FHLB, which provides short- and long-term funding to its members through advances collateralized by real estate-related assets. The interest rates on the FHLB advances resets between four and eight weeks, based on the FHLB auction rate. At March 31, 2020, the weighted-average rate on the FHLB advances was 0.92%. Each note may be prepaid in full, without penalty, at each scheduled reset date. Borrowing capacity is contingent on the amount of collateral available to be pledged to the FHLB. At March 31, 2020, $17.6 billion of real estate-related loans and $5.5 billion of investment securities were pledged to the FHLB as collateral for outstanding short- and long-term advances of $750 million and $3.8 billion, respectively, with an additional capacity for potential future borrowings of approximately $9.9 billion.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

Unamortized debt issuance costs deducted from the carrying amount of medium- and long-term debt totaled $11 million at March 31, 2020 and $12 million at December 31, 2019.
NOTE 8 - ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The following table presents a reconciliation of the changes in the components of accumulated other comprehensive income (loss) and details the components of other comprehensive income (loss) for the three months ended March 31, 2020 and 2019, including the amount of income tax expense (benefit) allocated to each component of other comprehensive income (loss).

	Three Months Ended March 31,
(in millions)	2020	2019
Accumulated net unrealized gains (losses) on investment securities:
Balance at beginning of period, net of tax	$65	$(138)
Net unrealized holding gains arising during the period	323	109
Less: Provision for income taxes	76	25
Net unrealized holding gains arising during the period, net of tax	247	84
Less:
Net realized losses included in net securities losses	—	(8)
Less: Benefit for income taxes	—	(2)
Reclassification adjustment for net securities losses included in net income, net of tax	—	(6)
Change in net unrealized gains on investment securities, net of tax	247	90
Balance at end of period, net of tax	$312	$(48)
Accumulated net gains on cash flow hedges:
Balance at beginning of period, net of tax	$34	$—
Net cash flow hedge gains arising during the period	205	4
Less: Provision for income taxes	48	1
Change in net cash flow hedge gains arising during the period, net of tax	157	3
Less:
Net cash flow hedge gains included in interest and fees on loans	3	—
Less: Provision for income taxes	1	—
Reclassification adjustment for net cash flow hedge gains included in net income, net of tax	2	—
Change in net cash flow hedge gains, net of tax	155	3
Balance at end of period, net of tax (a)	$189	$3
Accumulated defined benefit pension and other postretirement plans adjustment:
Balance at beginning of period, net of tax	$(334)	$(471)
Amortization of actuarial net loss	16	11
Amortization of prior service credit	(7)	(7)
Amounts recognized in other noninterest expenses	9	4
Less: Provision for income taxes	2	1
Change in defined benefit pension and other postretirement plans adjustment, net of tax	7	3
Balance at end of period, net of tax	$(327)	$(468)
Total accumulated other comprehensive income (loss) at end of period, net of tax	$174	$(513)

(a)
The Corporation expects to reclassify $66 million of net gains, net of tax, from accumulated other comprehensive income to earnings over the next twelve months if interest yield curves and notional amounts remain at March 31, 2020 levels.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

NOTE 9 - NET (LOSS) INCOME PER COMMON SHARE
Basic and diluted net (loss) income per common share are presented in the following table.

	Three Months Ended March 31,
(in millions, except per share data)	2020	2019
Basic and diluted
Net (loss) income	$(65)	$339
Less: Income allocated to participating securities	—	2
Net (loss) income attributable to common shares	$(65)	$337
Basic average common shares	141	158
Basic net (loss) income per common share	$(0.46)	$2.14
Basic average common shares	141	158
Dilutive common stock equivalents:
Net effect of the assumed exercise of stock awards	—	2
Diluted average common shares	141	160
Diluted net (loss) income per common share	$(0.46)	$2.11

Average shares related to stock awards excluded from the calculation of diluted net (loss) income per share:
Exercise price greater than average market price of common shares for the period	1.2	0.4
Anti-dilutive (a)	2.6	—

(a)	Average exercise price less than average market price of common shares for period; however, anti-dilutive due to net loss during the period.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

NOTE 10 - EMPLOYEE BENEFIT PLANS
Net periodic defined benefit cost (credit) is comprised of service cost and other components of net benefit cost (credit). Service cost is included in salaries and benefits expense and other components of net benefit cost (credit) are included in other noninterest expenses on the Consolidated Statements of Comprehensive Income. For further information on the Corporation's employee benefit plans, refer to Note 17 to the consolidated financial statements in the Corporation's 2019 Annual Report.
The components of net periodic benefit cost (credit) for the Corporation's qualified pension plan, non-qualified pension plan and postretirement benefit plan are as follows.

Qualified Defined Benefit Pension Plan	Three Months Ended March 31,
(in millions)	2020	2019
Service cost	$8	$8

Other components of net benefit credit:
Interest cost	18	20
Expected return on plan assets	(43)	(42)
Amortization of prior service credit	(5)	(5)
Amortization of net loss	14	9
Total other components of net benefit credit	(16)	(18)
Net periodic defined benefit credit	$(8)	$(10)

Non-Qualified Defined Benefit Pension Plan	Three Months Ended March 31,
(in millions)	2020	2019
Service cost	$1	$1

Other components of net benefit cost:
Interest cost	2	2
Amortization of prior service credit	(2)	(2)
Amortization of net loss	2	2
Total other components of net benefit cost	2	2
Net periodic defined benefit cost	$3	$3

Postretirement Benefit Plan	Three Months Ended March 31,
(in millions)	2020	2019
Other components of net benefit credit:
Interest cost	$—	$1
Expected return on plan assets	—	(1)
Net periodic defined benefit credit	$—	$—

NOTE 11 - INCOME TAXES AND TAX-RELATED ITEMS
At March 31, 2020, net unrecognized tax benefits were $19 million, compared to $17 million at December 31, 2019. The Corporation anticipates that it is reasonably possible that final settlement of federal and state tax issues will not result in a change to net unrecognized tax benefits within the next twelve months. Included in accrued expenses and other liabilities on the Consolidated Balance Sheets was a liability for tax-related interest and penalties of $6 million and $8 million on March 31, 2020 and December 31, 2019, respectively.
Net deferred tax liabilities were $13 million at March 31, 2020, compared to net deferred tax assets of $42 million at December 31, 2019, primarily driven by increases to deferred tax liabilities related to unrealized gains on investment securities available-for-sale and net hedging gains, partially offset by increases to deferred tax assets related to the allowance for loan losses and allowance for depreciation. Included in deferred tax assets at both March 31, 2020 and December 31, 2019 were $3 million of state net operating loss carryforwards, which expire between 2020 and 2029. The Corporation believes that it is more likely than not that the benefit from certain of these state net operating loss carryforwards will not be realized and, accordingly, maintained a valuation allowance of $3 million at both March 31, 2020 and December 31, 2019. The determination regarding valuation allowance was based on evidence of loss carryback capacity, projected future reversals of existing taxable temporary differences to absorb the deferred tax assets and assumptions made regarding future events.
In the ordinary course of business, the Corporation enters into certain transactions that have tax consequences. From time to time, the Internal Revenue Service (IRS) or other tax jurisdictions may review and/or challenge specific interpretive tax positions taken by the Corporation with respect to those transactions. The Corporation believes its tax returns were filed based upon applicable

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

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
NOTE 12 - CONTINGENT LIABILITIES
Legal Proceedings
As previously reported in the Corporation's Form 10-K for the year ended December 31, 2019, Comerica Bank, a wholly-owned subsidiary of the Corporation, was named in November 2011 as a third-party defendant in Butte Local Development v. Masters Group v. Comerica Bank (the case), for lender liability. The case was initially tried in January 2014, in the Montana Second District Judicial Court for Silver Bow County in Butte, Montana. On January 17, 2014, a jury found for Masters, resulting in an award against the Bank. On July 1, 2015, after an appeal filed by the Bank, the Montana Supreme Court reversed the judgment against the Bank and remanded the case for a new trial with instructions that Michigan contract law should apply and dismissing all other claims. In January 2017, the case was retried, without a jury, in the Second District Court, Silver Bow County, Montana. In November 2019, the court found the Bank breached its forbearance agreement. On January 17, 2020, the court conducted a hearing on the amount of costs and interest that Masters is entitled to recover. The court also heard argument on whether Masters is entitled to attorneys' fees, and if so how much. Its decision is pending. The Bank is considering its options, including additional appeals. Management believes that current reserves related to this case are adequate in the event of an adverse outcome.
The Corporation and certain of its subsidiaries are subject to various other pending or threatened legal proceedings arising out of the normal course of business or operations. The Corporation believes it has meritorious defenses to the claims asserted against it in its other currently outstanding legal proceedings and, with respect to such legal proceedings, intends to continue to defend itself vigorously, litigating or settling cases according to management’s judgment as to what is in the best interests of the Corporation and its shareholders. Settlement may result from the Corporation's determination that it may be more prudent financially to settle, rather than litigate, and should not be regarded as an admission of liability. On at least a quarterly basis, the Corporation assesses its potential liabilities and contingencies in connection with outstanding legal proceedings utilizing the latest information available. On a case-by-case basis, reserves are established for those legal claims for which it is probable that a loss will be incurred either as a result of a settlement or judgment, and the amount of such loss can be reasonably estimated. The actual costs of resolving these claims may be substantially higher or lower than the amounts reserved. Based on current knowledge, and after consultation with legal counsel, management believes current reserves are adequate, and the amount of any incremental liability arising from these matters is not expected to have a material adverse effect on the Corporation’s consolidated financial condition, results of operations or cash flows. Legal fees of $2 million and $1 million were included in other noninterest expenses on the Consolidated Statements of Comprehensive Income for the three-month periods ended March 31, 2020 and 2019, respectively.
For matters where a loss is not probable, the Corporation has not established legal reserves. The Corporation believes the estimate of the aggregate range of reasonably possible losses, in excess of reserves established, for all legal proceedings in which it is involved is from zero to approximately $45 million at March 31, 2020. This estimated aggregate range of reasonably possible losses is based upon currently available information for those proceedings in which the Corporation is involved, taking into account the Corporation’s best estimate of such losses for those cases for which such estimate can be made. For certain cases, the Corporation does not believe that an estimate can currently be made. The Corporation’s estimate involves significant judgment, given the varying stages of the proceedings (including the fact many are currently in preliminary stages), the existence in certain proceedings of multiple defendants (including the Corporation) whose share of liability has yet to be determined, the numerous yet-unresolved issues in many of the proceedings (including issues regarding class certification and the scope of many of the claims) and the attendant uncertainty of the various potential outcomes of such proceedings. Accordingly, the Corporation’s estimate will change from time to time, and actual losses may be more or less than the current estimate.
In the event of unexpected future developments, it is possible the ultimate resolution of these matters, if unfavorable, may be material to the Corporation's consolidated financial condition, results of operations or cash flows.
For information regarding income tax contingencies, refer to Note 11.
NOTE 13 - BUSINESS SEGMENT INFORMATION
The Corporation has strategically aligned its operations into three major business segments: the Business Bank, the Retail Bank and Wealth Management. These business segments are differentiated based on the type of customer and the related products and services provided. In addition to the three major business segments, the Finance Division is also reported as a segment. Business segment results are produced by the Corporation’s internal management accounting system. This system measures financial results

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

based on the internal business unit structure of the Corporation. The performance of the business segments is not comparable with the Corporation's consolidated results and is not necessarily comparable with similar information for any other financial institution. Additionally, because of the interrelationships of the various segments, the information presented is not indicative of how the segments would perform if they operated as independent entities. The management accounting system assigns balance sheet and income statement items to each business segment using certain methodologies, which are regularly reviewed and refined. From time to time, the Corporation may make reclassifications among the segments to more appropriately reflect management's current view of the segments, and methodologies may be modified as the management accounting system is enhanced and changes occur in the organizational structure and/or product lines. For comparability purposes, amounts in all periods are based on business unit structure and methodologies in effect at March 31, 2020.
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
For further information on the methodologies which form the basis for these results refer to Note 22 to the consolidated financial statements in the Corporation's 2019 Annual Report.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

Business segment financial results are as follows:

	Business Bank	Retail Bank	Wealth Management	Finance	Other		Total
(dollar amounts in millions)
Three Months Ended March 31, 2020
Earnings summary:
Net interest income (expense)	$380	$125	$41	$(44)	$11		$513
Provision for credit losses	396	3	12	—	—		411
Noninterest income	127	28	70	14	(2)		237
Noninterest expenses	194	149	72	—	10		425
(Benefit) provision for income taxes	(20)	—	6	(8)	1	(a)	(21)
Net (loss) income	$(63)	$1	$21	$(22)	$(2)		$(65)
Net credit-related charge-offs	$83	$1	$—	$—	$—		$84

Selected average balances:
Assets	$44,254	$2,864	$5,078	$14,285	$6,784		$73,265
Loans	42,593	2,075	4,936	—	—		49,604
Deposits	30,230	21,195	4,025	1,136	182		56,768

Statistical data:
Return on average assets (b)	(0.58)%	0.03%	1.69%	n/m	n/m		(0.35)%
Efficiency ratio (c)	38.47	96.03	64.28	n/m	n/m		56.57

Three Months Ended March 31, 2019
Earnings summary:
Net interest income (expense)	$412	$146	$48	$(15)	$15		$606
Provision for credit losses	(6)	(4)	(5)	—	2		(13)
Noninterest income	136	31	64	3	4		238
Noninterest expenses	198	145	72	—	18		433
Provision (benefit) for income taxes	82	8	11	(4)	(12)	(a)	85
Net income (loss)	$274	$28	$34	$(8)	$11		$339
Net credit-related charge-offs (recoveries)	$12	$—	$(1)	$—	$—		$11

Selected average balances:
Assets	$43,909	$2,812	$5,174	$13,585	$4,291		$69,771
Loans	42,538	2,103	5,036	—	—		49,677
Deposits	28,463	20,470	3,801	1,130	132		53,996

Statistical data:
Return on average assets (b)	2.53%	0.54%	2.67%	n/m	n/m		1.97%
Efficiency ratio (c)	36.24	81.34	64.42	n/m	n/m		50.81

(a)	Included discrete tax benefits of $3 million and $11 million for the three months ended March 31, 2020 and 2019, respectively.

(b)	Return on average assets is calculated based on the greater of average assets or average liabilities and attributed equity.

(c)
Noninterest expenses as a percentage of the sum of net interest income and noninterest income excluding net (losses) gains from securities and a derivative contract tied to the conversion rate of Visa Class B shares.

n/m – not meaningful
The Corporation operates in three primary markets - Texas, California and Michigan, as well as in Arizona and Florida, with select businesses operating in several other states and in Canada and Mexico. The Corporation produces market segment results for the Corporation’s three primary geographic markets as well as Other Markets. Other Markets includes Florida, Arizona, the International Finance division and businesses with a national perspective. The Finance & Other category includes the Finance segment and the Other category as previously described. Market segment results are provided as supplemental information to the business segment results and may not meet all operating segment criteria as set forth in GAAP. For comparability purposes, amounts in all periods are based on market segments and methodologies in effect at March 31, 2020.
A discussion of the financial results and the factors impacting performance can be found in the section entitled "Market Segments" in the financial review.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

Market segment financial results are as follows:

	Michigan	California	Texas	Other Markets	Finance & Other		Total
(dollar amounts in millions)
Three Months Ended March 31, 2020
Earnings summary:
Net interest income (expense)	$163	$182	$115	$86	$(33)		$513
Provision for credit losses	24	51	290	46	—		411
Noninterest income	72	36	30	87	12		237
Noninterest expenses	140	98	84	93	10		425
Provision (benefit) for income taxes	15	17	(50)	4	(7)	(a)	(21)
Net income (loss)	$56	$52	$(179)	$30	$(24)		$(65)
Net credit-related charge-offs	$3	$11	$70	$—	$—		$84

Selected average balances:
Assets	$12,899	$18,377	$11,154	$9,766	$21,069		$73,265
Loans	12,191	18,027	10,566	8,820	—		49,604
Deposits	20,748	17,466	9,204	8,032	1,318		56,768

Statistical data:
Return on average assets (b)	1.05%	1.12%	(6.45)%	1.24%	n/m		(0.35)%
Efficiency ratio (c)	58.91	44.99	58.25	53.76	n/m		56.57

Three Months Ended March 31, 2019
Earnings summary:
Net interest income	$187	$205	$122	$92	$—		$606
Provision for credit losses	5	(1)	(11)	(8)	2		(13)
Noninterest income	72	40	32	87	7		238
Noninterest expenses	139	100	84	92	18		433
Provision (benefit) for income taxes	26	37	19	19	(16)	(a)	85
Net income	$89	$109	$62	$76	$3		$339
Net credit-related charge-offs (recoveries)	$4	$(3)	$13	$(3)	$—		$11

Selected average balances:
Assets	$13,075	$18,934	$10,911	$8,975	$17,876		$69,771
Loans	12,557	18,652	10,262	8,206	—		49,677
Deposits	19,893	16,238	8,697	7,906	1,262		53,996

Statistical data:
Return on average assets (b)	1.76%	2.33%	2.31%	3.41%	n/m		1.97%
Efficiency ratio (c)	53.66	40.91	54.62	51.28	n/m		50.81

(a)	Included discrete tax benefits of $3 million and $11 million for the three months ended March 31, 2020 and 2019, respectively.

(b)	Return on average assets is calculated based on the greater of average assets or average liabilities and attributed equity.

(c)
Noninterest expenses as a percentage of the sum of net interest income and noninterest income excluding net (losses) gains from securities and a derivative contract tied to the conversion rate of Visa Class B shares.

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

	Business Bank	Retail Bank	Wealth Management	Finance & Other	Total
(in millions)
Three Months Ended March 31, 2020
Revenue from contracts with customers:
Card fees	$49	$9	$1	$—	$59
Service charges on deposit accounts	32	16	1	—	49
Fiduciary income	—	—	54	—	54
Commercial loan servicing fees (a)	4	—	—	—	4
Brokerage fees	—	—	7	—	7
Other noninterest income (b)	4	3	5	—	12
Total revenue from contracts with customers	89	28	68	—	185
Other sources of noninterest income	38	—	2	12	52
Total noninterest income	$127	$28	$70	$12	$237

Three Months Ended March 31, 2019
Revenue from contracts with customers:
Card fees	$53	$9	$1	$—	$63
Service charges on deposit accounts	33	17	1	—	51
Fiduciary income	—	—	49	—	49
Commercial loan servicing fees (a)	4	—	—	—	4
Brokerage fees	—	—	7	—	7
Other noninterest income (b)	2	3	5	—	10
Total revenue from contracts with customers	92	29	63	—	184
Other sources of noninterest income	44	2	1	7	54
Total noninterest income	$136	$31	$64	$7	$238

(a)	Included in commercial lending fees on the Consolidated Statements of Comprehensive Income.

(b)	Excludes derivative, warrant and other miscellaneous income.
Adjustments to revenue during the three-month periods ended March 31, 2020 and 2019 for refunds or credits relating to prior periods were not significant.
Revenue from contracts with customers did not generate significant contract assets and liabilities.

ITEM 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations
FORWARD-LOOKING STATEMENTS
This report includes forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. In addition, the Corporation may make other written and oral communications from time to time that contain such statements. All statements regarding the Corporation's expected financial position, strategies and growth prospects and general economic conditions expected to exist in the future are forward-looking statements. The words, "anticipates," "believes," "contemplates," "feels," "expects," "estimates," "seeks," "strives," "plans," "intends," "outlook," "forecast," "position," "target," "mission," "assume," "achievable," "potential," "strategy," "goal," "aspiration," "opportunity," "initiative," "outcome," "continue," "remain," "maintain," "on track," "trend," "objective," "looks forward," "projects," "models," and variations of such words and similar expressions, or future or conditional verbs such as "will," "would," "should," "could," "might," "can," "may" or similar expressions, as they relate to the Corporation or its management, are intended to identify forward-looking statements. These forward-looking statements are predicated on the beliefs and assumptions of the Corporation's management based on information known to the Corporation's management as of the date of this report and do not purport to speak as of any other date. Forward-looking statements may include descriptions of plans and objectives of the Corporation's management for future or past operations, products or services and forecasts of the Corporation's revenue, earnings or other measures of economic performance, including statements of profitability, business segments and subsidiaries as well as estimates of credit trends and global stability. Such statements reflect the view of the Corporation's management as of this date with respect to future events and are subject to risks and uncertainties. Should one or more of these risks materialize or should underlying beliefs or assumptions prove incorrect, the Corporation's actual results could differ materially from those discussed. Factors that could cause or contribute to such differences include credit risks (unfavorable developments concerning credit quality; declines or other changes in the businesses or industries of the Corporation's customers, in particular the energy industry; and changes in customer behavior); market risks (changes in monetary and fiscal policies; fluctuations in interest rates and their impact on deposit pricing; and transitions away from LIBOR towards new interest rate benchmarks); liquidity risks (the Corporation's ability to maintain adequate sources of funding and liquidity; reductions in the Corporation's credit rating; and the interdependence of financial service companies); technology risks (cybersecurity risks and heightened legislative and regulatory focus on cybersecurity and data privacy); operational risks (operational, systems or infrastructure failures; reliance on other companies to provide certain key components of business infrastructure; the impact of legal and regulatory proceedings or determinations; losses due to fraud; and controls and procedures failures); compliance risks (changes in regulation or oversight; the effects of stringent capital requirements; and the impacts of future legislative, administrative or judicial changes to tax regulations); financial reporting risks (changes in accounting standards and the critical nature of the Corporation's accounting policies); strategic risks (damage to the Corporation's reputation; the Corporation's ability to utilize technology to efficiently and effectively develop, market and deliver new products and services; competitive product and pricing pressures among financial institutions within the Corporation's markets; the implementation of the Corporation's strategies and business initiatives; management's ability to maintain and expand customer relationships; management's ability to retain key officers and employees; and any future strategic acquisitions or divestitures); and other general risks (changes in general economic, political or industry conditions; the effectiveness of methods of reducing risk exposures; the effects of catastrophic events; impacts from the COVID-19 global pandemic; and the volatility of the Corporation's stock price). The Corporation cautions that the foregoing list of factors is not all-inclusive. For discussion of factors that may cause actual results to differ from expectations, please refer to our filings with the Securities and Exchange Commission. In particular, please refer to “Item 1A. Risk Factors” beginning on page 12 of the Corporation's Annual Report on Form 10-K for the year ended December 31, 2019 and "Item 1A. Risk Factors" beginning on page 60 of the Corporation's Quarterly Report on Form 10-Q for the quarter ended March 31, 2020. Forward-looking statements speak only as of the date they are made. The Corporation does not undertake to update forward-looking statements to reflect facts, circumstances, assumptions or events that occur after the date the forward-looking statements are made. For any forward-looking statements made in this report or in any documents, the Corporation claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

SERVING CUSTOMERS, COLLEAGUES AND COMMUNITIES DURING THE COVID-19 PANDEMIC
The COVID-19 outbreak has affected countless people world-wide and is having a destructive impact on the global economy. While the full effects of the pandemic remain unknown, the Corporation is committed to supporting its customers, colleagues and communities during this difficult time. The Corporation is offering hardship relief assistance to customers, including the consideration of various loan payment deferral and fee waiver options, and encourages customers to reach out for assistance to support their individual circumstances. As a Small Business Administration preferred lender, the Corporation is well positioned to assist business customers in accessing funds available through the Paycheck Protection Program and other lending initiatives. Through April 24, 2020, the Corporation had funded approximately $1.8 billion of approved Paycheck Protection Program loans from the initial $349 billion allocation approved by Congress, and stands ready to fund additional loan applications to the extent approved by the Small Business Administration. The Corporation has continued to serve customers at banking center drive-throughs and offer lobby hours by appointment while adhering to social distancing standards.
In response to the pandemic, the Corporation activated its disaster recovery protocol, successfully avoiding significant disruptions to internal and external functions. Over 65 percent of the Corporation's colleagues are currently working remotely, and colleagues whose functions require them to be physically present are eligible for additional "Promise Pay" of up to $175 per week. The Corporation is also providing stipends to help cover unexpected dependent- and elder-care costs, as well as no-cost health care benefits pertaining to COVID-19 and free telehealth visits.
The Corporation and the Comerica Charitable Foundation have pledged $4 million to support business needs and community service organizations assisting youth, seniors and other vulnerable populations, particularly organizations addressing food insecurities and limited access to health care.

RESULTS OF OPERATIONS
The Corporation posted a net loss for the three months ended March 31, 2020 of $65 million, compared to net income of $339 million for the three months ended March 31, 2019. The $404 million decrease in net income was primarily due to an increase in the provision for credit losses, calculated using the current expected credit loss (CECL) model, which reflected the forecasted impact of the COVID-19 pandemic, including the economic impacts of social distancing, and continued pressures on Energy. Results for the three months ended March 31, 2020 were also impacted by lower net interest income, reflecting the net impact of lower short-term rates on loans, partially offset by lower noninterest expenses. The provision for income taxes decreased $106 million to a benefit of $21 million, primarily driven by the decrease in pre-tax income.
The net loss per diluted common share was $0.46 for the three months ended March 31, 2020, compared to net income per diluted common share of $2.11 for the same period in the prior year.
Outlook for Second Quarter 2020 Compared to First Quarter 2020
Based on current management expectations for recessionary conditions:

•
Growth in average loans, reflecting an increase in Mortgage Banker Finance and support of customers' liquidity needs, including through the Paycheck Protection Program, partly offset by customers' reduced working capital and capital expenditure needs.

•	Growth in average deposits as customers conserve liquidity and receive benefits of economic stimulus programs, partly offset by customers using cash to meet operating needs.

•	Decrease in net interest income due to the net impact of lower interest rates, partially offset by loan growth.

◦
Assuming average one-month LIBOR of 45 basis points and average deposit pay rates of 25 to 30 basis points, net reduction solely from lower interest rates of approximately $75 million in second quarter 2020.

•
Provision for credit losses highly uncertain, reflective of economic environment, including the effects resulting from the duration and severity of the COVID-19 pandemic. Current reserve is appropriate based on expected recessionary conditions as of March 31, 2020.

•	Stable noninterest income with increase in card fees offset by reduced economic activity and lower market-based fees.

•
Increase in noninterest expenses from higher outside processing fee expense and costs related to the COVID-19 pandemic as well as the impact of merit increases, partially offset by continued expense discipline.

•	Capital to reflect suspension of share repurchase program and focus on supporting customers' financing needs as well as providing an attractive dividend.

Analysis of Net Interest Income

	Three Months Ended
	March 31, 2020			March 31, 2019
(dollar amounts in millions)	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Commercial loans	$30,697	$314	4.07%	$31,461	$394	5.07%
Real estate construction loans	3,564	43	4.85	3,238	46	5.74
Commercial mortgage loans	9,638	101	4.21	8,997	114	5.14
Lease financing	582	5	3.63	519	5	3.87
International loans	1,004	11	4.48	1,014	13	5.37
Residential mortgage loans	1,855	17	3.67	1,965	19	3.85
Consumer loans	2,264	26	4.60	2,483	30	4.98
Total loans (a)	49,604	517	4.19	49,677	621	5.07

Mortgage-backed securities	9,514	57	2.42	9,225	56	2.41
Other investment securities	2,817	17	2.48	2,730	16	2.32
Total investment securities	12,331	74	2.43	11,955	72	2.39

Interest-bearing deposits with banks	5,407	18	1.34	2,852	17	2.40
Other short-term investments	154	—	1.09	134	—	1.33
Total earning assets	67,496	609	3.64	64,618	710	4.44

Cash and due from banks	838			925
Allowance for loan losses	(693)			(672)
Accrued income and other assets	5,624			4,900
Total assets	$73,265			$69,771

Money market and interest-bearing checking deposits	$24,654	45	0.73	$22,612	47	0.83
Savings deposits	2,202	—	0.06	2,170	—	0.04
Customer certificates of deposit	2,999	11	1.42	2,170	4	0.81
Other time deposits	70	—	2.00	160	1	2.34
Foreign office time deposits	82	—	1.30	12	—	1.55
Total interest-bearing deposits	30,007	56	0.76	27,124	52	0.78

Short-term borrowings	157	—	0.82	221	1	2.39
Medium- and long-term debt	7,324	40	2.15	6,694	51	3.06
Total interest-bearing sources	37,488	96	1.03	34,039	104	1.23

Noninterest-bearing deposits	26,761			26,872
Accrued expenses and other liabilities	1,578			1,401
Total shareholders’ equity	7,438			7,459
Total liabilities and shareholders’ equity	$73,265			$69,771

Net interest income/rate spread		$513	2.61		$606	3.21

Impact of net noninterest-bearing sources of funds			0.45			0.58
Net interest margin (as a percentage of average earning assets)			3.06%			3.79%

(a)	Nonaccrual loans are included in average balances reported and in the calculation of average rates.

Rate/Volume Analysis

	Three Months Ended
	March 31, 2020/March 31, 2019
(in millions)	(Decrease) Increase Due to Rate	Increase Due to Volume (a)	Net (Decrease) Increase
Interest Income:
Loans	$(105)	$1	$(104)
Investment securities	2	—	2
Interest-bearing deposits with banks	(7)	8	1
Total interest income	(110)	9	(101)
Interest Expense:
Interest-bearing deposits	(3)	7	4
Short-term borrowings	(1)	—	(1)
Medium- and long-term debt	(15)	4	(11)
Total interest expense	(19)	11	(8)

Net interest income	$(91)	$(2)	$(93)

(a)	Rate/volume variances are allocated to variances due to volume.
Net interest income was $513 million for the three months ended March 31, 2020, a decrease of $93 million compared to $606 million for the three months ended March 31, 2019. The decrease in net interest income primarily reflected the impact of lower short-term rates on loans.
The net interest margin was 3.06 percent for the three months ended March 31, 2020, a decrease of 73 basis points compared to 3.79 percent for the three months ended March 31, 2019, driven by the impact of the decline in short-term rates on loan yields.
Provision for Credit Losses
The provision for credit losses includes the provision for loan losses and the provision for credit losses on lending-related commitments. The provision for credit losses totaled $411 million for the three months ended March 31, 2020, calculated under the CECL model, compared to a benefit of $13 million for the three months ended March 31, 2019. The increase in provision for credit losses reflected the forecasted impact of the COVID-19 pandemic, including the economic impacts of social distancing, and continued pressures on the Energy portfolio.
The provision for loan losses was $380 million for the three months ended March 31, 2020. Net loan charge-offs increased $73 million to $84 million, or 0.68 percent of average total loans for the three months ended March 31, 2020, compared to $11 million, or 0.08 percent of average total loans for the three months ended March 31, 2019. The increase was driven by a $59 million increase in net charge-offs of Energy loans.
The provision for credit losses on lending-related commitments was $31 million for the three months ended March 31, 2020, compared to no provision for the three months ended March 31, 2019, with the increase primarily driven by Energy. There were no lending-related commitment charge-offs in the three-month periods ended March 31, 2020 and 2019.
An analysis of the allowance for credit losses and a summary of nonperforming assets are presented under the "Credit Risk" subheading in the "Risk Management" section of this financial review. Further information about the adoption of CECL, which resulted in a $17 million decrease to the allowance for credit losses as of January 1, 2020, is presented in Note 1 to the consolidated financial statements.

Noninterest Income

	Three Months Ended March 31,
(in millions)	2020	2019
Card fees	$59	$63
Fiduciary income	54	49
Service charges on deposit accounts	49	51
Commercial lending fees	17	22
Foreign exchange income	11	11
Bank-owned life insurance	12	9
Letter of credit fees	9	9
Brokerage fees	7	7
Net securities losses	(1)	(8)
Other noninterest income (a)	20	25
Total noninterest income	$237	$238

(a)	The table below provides further details on certain categories included in other noninterest income.
Noninterest income was stable at $237 million for the three months ended March 31, 2020, including a reduction in net securities losses (primarily due to a repositioning loss recorded in the first quarter of 2019), as well as increased fiduciary income, offset by decreases in syndication agent fees (a component of commercial lending fees), deferred compensation asset returns (included in other noninterest income and detailed below) and card fees.
The following table presents certain categories included in other noninterest income on the Consolidated Statements of Comprehensive Income.

	Three Months Ended March 31,
(in millions)	2020	2019
Customer derivative income (a)	$9	$7
Investment banking fees	3	2
Securities trading income	2	2
Deferred compensation asset returns (b)	(3)	2
All other noninterest income	9	12
Other noninterest income	$20	$25

(a)	Customer derivative income included unfavorable credit valuation adjustments of $13 million and $1 million for the three months ended March 31, 2020 and 2019, respectively.

(b)
Compensation deferred by the Corporation's officers and directors is invested based on investment selections of the officers and directors. Income earned on these assets is reported in other noninterest income and the offsetting change in deferred compensation plan liabilities is reported in salaries and benefits expense.

Noninterest Expenses

	Three Months Ended March 31,
(in millions)	2020	2019
Salaries and benefits expense	$242	$265
Outside processing fee expense (a)	57	63
Occupancy expense	37	37
Software expense (a)	37	29
Equipment expense	12	12
Advertising expense	7	5
FDIC insurance expense	8	5
Other noninterest expenses	25	17
Total noninterest expenses	$425	$433

(a)
Amounts reported for the three months ended March 31, 2020 included a $7 million classification adjustment for costs incurred in cloud computing arrangements, reducing outside processing fee expense and increasing software expense due to the prospective adoption of ASU No. 2018-15.

Noninterest expenses decreased $8 million to $425 million, primarily reflecting a decrease in salaries and benefits expense, partially offset by increases in operational losses, included in other noninterest expenses, FDIC insurance expense and advertising expense. The decline in salaries and benefits expense included decreases in incentive and annual stock-based compensation as well as lower technology-related contingent labor costs.

STRATEGIC LINES OF BUSINESS AND MARKETS
The Corporation has strategically aligned its operations into three major business segments: the Business Bank, the Retail Bank and Wealth Management. These business segments are differentiated based on the type of customer and the related products and services provided. In addition to the three major business segments, the Finance Division is also reported as a segment. The Other category includes items not directly associated with these business segments or the Finance segment. The performance of the business segments is not comparable with the Corporation's consolidated results and is not necessarily comparable with similar information for any other financial institution. Additionally, because of the interrelationships of the various segments, the information presented is not indicative of how the segments would perform if they operated as independent entities. Market segment results are also provided for the Corporation's three primary geographic markets: Michigan, California and Texas. In addition to the three primary geographic markets, Other Markets is also reported as a market segment. Note 13 to the consolidated financial statements describes the business activities of each business segment and presents financial results of the business and market segments for the three-month periods ended March 31, 2020 and 2019.
The Corporation's management accounting system assigns balance sheet and income statement items to each segment using certain methodologies, which are regularly reviewed and refined. These methodologies may be modified as the management accounting system is enhanced and changes occur in the organizational structure and/or product lines. Note 22 to the consolidated financial statements in the Corporation's 2019 Annual Report describes the Corporation's segment reporting methodology.
Net interest income for each segment reflects the interest income generated by earning assets less interest expense on interest-bearing liabilities plus the net impact from associated internal funds transfer pricing (FTP). The FTP methodology allocates credits to each business segment for deposits and other funds provided as well as charges for loans and other assets being funded. FTP crediting rates for deposits and other funds provided reflect the long-term value of deposits and other funding sources based on their implied maturities. FTP charge rates for funding loans and other assets reflect a matched cost of funds based on the pricing and duration characteristics of the assets. Therefore, net interest income for each segment primarily reflects the volume and associated FTP impacts of loan and deposit levels. As overall interest rates decreased, business segments, particularly those focused on generating deposits, were impacted by lower FTP crediting rates on deposits in the three months ended March 31, 2020 compared to the same period in the prior year. Similarly, FTP charges for funding loans decreased in the three months ended March 31, 2020, compared to the same period in the prior year.
Business Segments
The following sections present a summary of the performance of each of the Corporation's business segments for the three months ended March 31, 2020 compared to the same period in the prior year.
Business Bank

	Three Months Ended			Percent Change
(dollar amounts in millions)	March 31, 2020	March 31, 2019	Change
Earnings summary:
Net interest income	$380	$412	$(32)	(8)%
Provision for credit losses	396	(6)	402	n/m
Noninterest income	127	136	(9)	(7)
Noninterest expenses	194	198	(4)	(2)
(Benefit) provision for income taxes	(20)	82	(102)	n/m
Net (loss) income	$(63)	$274	$(337)	n/m
Net credit-related charge-offs	$83	$12	$71	n/m

Selected average balances:
Loans	$42,593	$42,538	$55	—%
Deposits	30,230	28,463	1,767	6
n/m - not meaningful
The Business Bank's net income decreased $337 million to a net loss of $63 million. Average loans remained relatively unchanged at $42.6 billion, primarily reflecting increases in Commercial Real Estate and Mortgage Banker Finance, offset by a decline in National Dealer Services and smaller decreases in other business lines. Average deposits increased $1.8 billion, primarily reflecting an increase in relationship-based interest-bearing deposits. Net interest income decreased $32 million to $380 million, due to a $95 million decrease in loan income, partially offset by a $63 million decrease in allocated net FTP charges. The provision for credit losses was $396 million for the three months ended March 31, 2020, compared to a benefit of $6 million for the three months ended March 31, 2019. The increase in the provision for credit losses reflected the forecasted impact of the COVID-19 pandemic, including the economic impacts of social distancing guidelines, and continued pressures on the Energy portfolio. Net credit-related charge-offs increased $71 million to $83 million. The increase in net charge-offs primarily reflected increases in Energy and Technology and Life Sciences. Noninterest income decreased $9 million, primarily reflecting decreases of $5 million in commercial lending fees and $4 million in card fees. Noninterest expenses decreased $4 million, primarily reflecting a decrease in salaries and benefits expense due to lower incentive and stock-based compensation.
Retail Bank

	Three Months Ended			Percent Change
(dollar amounts in millions)	March 31, 2020	March 31, 2019	Change
Earnings summary:
Net interest income	$125	$146	$(21)	(15)%
Provision for credit losses	3	(4)	7	n/m
Noninterest income	28	31	(3)	(8)
Noninterest expenses	149	145	4	2
Provision for income taxes	—	8	(8)	n/m
Net income	$1	$28	$(27)	(95)%
Net credit-related charge-offs	$1	$—	$1	n/m

Selected average balances:
Loans	$2,075	$2,103	$(28)	(1)%
Deposits	21,195	20,470	725	4
n/m - not meaningful
The Retail Bank's net income decreased $27 million to $1 million. Average deposits increased $725 million, primarily reflecting an increase in relationship-based interest-bearing deposits. Net interest income decreased $21 million to $125 million, due to decreases of $11 million in allocated net FTP credits and $3 million in loan income, as well as a $7 million increase in deposit costs. The provision for credit losses was $3 million for the three months ended March 31, 2020, compared to a benefit of $4 million for the three months ended March 31, 2019. Noninterest income was stable, while noninterest expenses increased $4 million, primarily reflecting a $2 million increase in operational losses.
Wealth Management

	Three Months Ended			Percent Change
(dollar amounts in millions)	March 31, 2020	March 31, 2019	Change
Earnings summary:
Net interest income	$41	$48	$(7)	(12)%
Provision for credit losses	12	(5)	17	n/m
Noninterest income	70	64	6	9
Noninterest expenses	72	72	—	—
Provision for income taxes	6	11	(5)	(44)
Net income	$21	$34	$(13)	(37)%
Net credit-related recoveries	$—	$(1)	$1	n/m

Selected average balances:
Loans	$4,936	$5,036	$(100)	(2)%
Deposits	4,025	3,801	224	6
n/m - not meaningful
Wealth Management's net income decreased $13 million to $21 million. Average loans and deposits remained relatively stable at $4.9 billion and $4.0 billion, respectively. Net interest income decreased $7 million to $41 million, due to a $9 million decrease in loan income, partially offset by a $4 million decrease in allocated net FTP charges. The provision for credit losses increased $17 million from a benefit of $5 million, primarily reflecting an increase in Private Banking. Noninterest income increased $6 million, primarily reflecting a $5 million increase in fiduciary income, while noninterest expenses were stable.

Market Segments
The following sections present a summary of the performance of each of the Corporation's market segments for the three months ended March 31, 2020 compared to the same period in the prior year.

Michigan

	Three Months Ended			Percent Change
(dollar amounts in millions)	March 31, 2020	March 31, 2019	Change
Earnings summary:
Net interest income	$163	$187	$(24)	(13)%
Provision for credit losses	24	5	19	n/m
Noninterest income	72	72	—	—
Noninterest expenses	140	139	1	1
Provision for income taxes	15	26	(11)	(41)
Net income	$56	$89	$(33)	(36)%
Net credit-related charge-offs	$3	$4	$(1)	(39)%

Selected average balances:
Loans	$12,191	$12,557	$(366)	(3)%
Deposits	20,748	19,893	855	4
n/m - not meaningful
The Michigan market's net income decreased $33 million to $56 million. Average loans decreased $366 million, primarily reflecting decreases in Corporate Banking, general Middle Market and Small Business Banking. Average deposits increased $855 million, primarily reflecting an increase in relationship-based interest-bearing deposits, partially offset by lower noninterest-bearing deposits. Net interest income decreased $24 million to $163 million, due to a $27 million decrease in loan income and a $5 million increase in deposit costs, partially offset by an $8 million decrease in allocated net FTP charges. The provision for credit losses increased $19 million, primarily reflecting increases in general Middle Market and Small Business Banking, partially offset by a decrease in Commercial Real Estate. Noninterest income and expenses were stable.
California

	Three Months Ended			Percent Change
(dollar amounts in millions)	March 31, 2020	March 31, 2019	Change
Earnings summary:
Net interest income	$182	$205	$(23)	(11)%
Provision for credit losses	51	(1)	52	n/m
Noninterest income	36	40	(4)	(12)
Noninterest expenses	98	100	(2)	(2)
Provision for income taxes	17	37	(20)	(55)
Net income	$52	$109	$(57)	(53)%
Net credit-related charge-offs (recoveries)	$11	$(3)	$14	n/m

Selected average balances:
Loans	$18,027	$18,652	$(625)	(3)%
Deposits	17,466	16,238	1,228	8
n/m - not meaningful
The California market's net income decreased $57 million to $52 million. Average loans decreased $625 million, primarily reflecting decreases in National Dealer Services, Entertainment Lending and Technology and Life Sciences, partially offset by an increase in Commercial Real Estate. Average deposits increased $1.2 billion, primarily reflecting increases in relationship-based interest-bearing and noninterest-bearing deposits. Net interest income decreased $23 million to $182 million, due to a $46 million decrease in loan income and a $2 million increase in deposit costs, partially offset by a $25 million decrease in allocated net FTP charges. The provision for credit losses increased $52 million to a provision of $51 million, primarily reflecting increases in Technology and Life Sciences and general Middle Market. Net credit-related charge-offs increased $14 million to $11 million, primarily reflecting an increase in Technology and Life Sciences. Noninterest income decreased $4 million, primarily reflecting a decrease in customer derivative income, while noninterest expenses were stable.

Texas

	Three Months Ended			Percent Change
(dollar amounts in millions)	March 31, 2020	March 31, 2019	Change
Earnings summary:
Net interest income	$115	$122	$(7)	(6)%
Provision for credit losses	290	(11)	301	n/m
Noninterest income	30	32	(2)	(5)
Noninterest expenses	84	84	—	—
(Benefit) provision for income taxes	(50)	19	(69)	n/m
Net (loss) income	$(179)	$62	$(241)	n/m
Net credit-related charge-offs	$70	$13	$57	n/m

Selected average balances:
Loans	$10,566	$10,262	$304	3%
Deposits	9,204	8,697	507	6
n/m - not meaningful
The Texas market's net income decreased $241 million to a net loss of $179 million. Average loans increased $304 million, primarily reflecting increases in Commercial Real Estate and Corporate Banking, partially offset by decreases in Energy and National Dealer Services. Average deposits increased $507 million, primarily reflecting an increase in relationship-based interest-bearing deposits. Net interest income decreased $7 million to $115 million, due to a $19 million decrease in loan income and a $2 million increase in deposit costs, partially offset by a $14 million decrease in allocated net FTP charges. The provision for credit losses increased $301 million to $290 million, from a benefit of $11 million, primarily reflecting increases in Energy, Commercial Real Estate and smaller increases in other business lines. Net credit-related charge-offs increased $57 million to $70 million, primarily reflecting an increase in Energy. Noninterest income and expenses were stable.
Other Markets

	Three Months Ended			Percent Change
(dollar amounts in millions)	March 31, 2020	March 31, 2019	Change
Earnings summary:
Net interest income	$86	$92	$(6)	(5)%
Provision for credit losses	46	(8)	54	n/m
Noninterest income	87	87	—	—
Noninterest expenses	93	92	1	2
Provision for income taxes	4	19	(15)	(75)
Net income	$30	$76	$(46)	(60)%
Net credit-related recoveries	$—	$(3)	$3	n/m

Selected average balances:
Loans	$8,820	$8,206	$614	7%
Deposits	8,032	7,906	126	2
n/m - not meaningful
Other Markets' net income decreased $46 million to $30 million. Average loans increased $614 million, primarily reflecting increases in Mortgage Banker Finance and Environmental Services, partially offset by decreases in National Dealer Services and Commercial Real Estate. Net interest income decreased $6 million to $86 million, due to a $15 million decrease in loan income, partially offset by a $9 million decrease in allocated net FTP charges. The provision for credit losses increased $54 million to $46 million, primarily reflecting increases in Environmental Services and Technology and Life Sciences, as well as smaller increases in other business lines. Noninterest income and expenses were stable.
Finance & Other
Net income for the Finance & Other category decreased $27 million to a net loss of $24 million, from net income of $3 million. Net interest income decreased $33 million, primarily reflecting a decrease in net FTP revenue as a result of lower rates charged to the business segments under the Corporation's internal FTP methodology and higher levels of wholesale funding. Net income was also impacted by an $8 million decrease in discrete tax benefits, partially offset by a $6 million after-tax decrease in losses related to securities repositioning in first quarter 2019.

The following table lists the Corporation's banking centers by geographic market segment.

	March 31,
	2020	2019
Michigan	192	193
Texas	123	122
California	96	96
Other Markets	25	25
Total	436	436

FINANCIAL CONDITION
First Quarter 2020 Compared to Fourth Quarter 2019
Period-End Balances
Total assets increased $2.9 billion to $76.3 billion, driven by increases of $3.1 billion in loans and $643 million in investment securities, partially offset by an $838 million decrease in interest-bearing deposits with banks. The growth in period-end loans reflected an increase in Mortgage Banker Finance due to higher refinance volume in the latter half of March as rates declined, as well as increases in Corporate Banking, Commercial Real Estate, general Middle Market and Technology and Life Sciences as customer draws increased to meet liquidity needs. The increase in investment securities primarily reflected the early purchase of a portion of expected second quarter 2020 mortgage-backed security prepayments at attractive yields as well as a $323 million increase in unrealized gains.
Total liabilities increased $2.9 billion to $68.9 billion, primarily reflecting a $2.2 billion increase in short-term borrowings to fund period-end loan growth. The increase in short-term borrowings reflected increases in federal funds purchased and short-term Federal Home Loan Bank (FHLB) advances. Shareholders' equity was relatively stable at $7.4 billion.
Average Balances
Total assets were relatively stable at $73.3 billion, driven by increases of $579 million in interest-bearing deposits with banks and $381 million in accrued income and other assets, partially offset by a $901 million decrease in loans. The following table provides information about the change in the Corporation's average loan portfolio by loan type and geographic market.

	Three Months Ended			Percent Change
(average balances; dollar amounts in millions)	March 31, 2020	December 31, 2019	Change
By Loan Type:
Commercial loans	$30,697	$31,808	$(1,111)	(3)%
Real estate construction loans	3,564	3,398	166	5
Commercial mortgage loans	9,638	9,356	282	3
Lease financing	582	586	(4)	(1)
International loans	1,004	1,030	(26)	(3)
Residential mortgage loans	1,855	1,887	(32)	(2)
Consumer loans	2,264	2,440	(176)	(7)
Total loans	$49,604	$50,505	$(901)	(2)%
Loans By Geographic Market:
Michigan	$12,191	$12,399	$(208)	(2)%
California	18,027	17,943	84	—
Texas	10,566	10,708	(142)	(1)
Other Markets	8,820	9,455	(635)	(7)
Total loans	$49,604	$50,505	$(901)	(2)%
The decrease in loans was largely attributed to a decrease in Mortgage Banker Finance from higher seasonal activity and refinance volumes in the prior quarter, as well as decreases in National Dealer Services and Energy, partially offset by an increase in Commercial Real Estate.
Total liabilities and shareholders' equity were relatively stable at $65.8 billion and $7.4 billion, respectively.

Capital
The following table presents a summary of changes in total shareholders' equity for the three months ended March 31, 2020.

(in millions)
Balance at January 1, 2020		$7,327
Cumulative effect of change in accounting principle (a)		13
Net loss		(65)
Cash dividends declared on common stock		(94)
Purchase of common stock		(195)
Other comprehensive income:
Investment securities	$247
Cash flow hedges	155
Defined benefit and other postretirement plans	7
Total other comprehensive income		409
Issuance of common stock under employee stock plans		(1)
Share-based compensation		8
Balance at March 31, 2020		$7,402

(a)
Effective January 1, 2020, the Corporation adopted the provisions of ASU No. 2016-13, "Financial Instruments - Credit Losses" (Topic 326). For further information, refer to Note 1 to the consolidated financial statements.

The following table summarizes the Corporation's repurchase activity during the three months ended March 31, 2020.

(shares in thousands)	Total Number of Shares Purchased as Part of Publicly Announced Repurchase Plans or Programs	Remaining Share Repurchase Authorization (a)	Total Number of Shares Purchased (b)	Average Price Paid Per Share
January 2020	195	7,902	282	$62.40
February 2020	2,157	5,745	2,164	60.72
March 2020	875	4,870	876	52.53
Total first quarter 2020	3,227	4,870	3,322	$58.70

(a)	Maximum number of shares that may yet be purchased under the publicly announced plans or programs.

(b)
Includes approximately 95,000 shares purchased pursuant to deferred compensation plans and shares purchased from employees to pay for taxes related to restricted stock vesting under the terms of an employee share-based compensation plan during the three months ended March 31, 2020. These transactions are not considered part of the Corporation's repurchase program.

In March 2020, the Corporation suspended its share repurchase program, with a focus on deploying capital to meet customers' growing financing requirements. The Corporation will assess the resumption of repurchases subject to various factors including financial performance, capital needs and market conditions. Since its inception in 2010, a total of 87.2 million shares have been authorized for repurchase. There is no expiration date for the share repurchase program.
The Corporation expects to use capital and liquidity in a responsible way to assist customers impacted by the COVID-19 crisis with a longer-term target of attaining and maintaining a Common Equity Tier 1 (CET1) capital ratio of approximately 10 percent. At March 31, 2020, the Corporation's estimated CET1 capital ratio was 9.51 percent, a decrease of 62 basis points compared to December 31, 2019. Higher period-end loans at March 31, 2020 increased risk-weighted assets and contributed to the lower estimated CET1 capital ratio. The Corporation expects to elect recently issued regulatory relief to defer the impact of adopting the CECL model for measuring credit losses on regulatory capital, which resulted in a 10-basis-point benefit to the estimated CET1 capital ratio at March 31, 2020.
On July 22, 2019, the federal banking agencies issued a final rule that simplifies certain regulatory capital rules, including the capital treatment of mortgage servicing assets, certain deferred tax assets, investments in the capital instruments of unconsolidated financial institutions, and minority interests.  On November 13, 2019, the agencies issued a final rule that permitted early adoption of this rule for the quarter beginning January 1, 2020 rather than on April 1, 2020, as initially provided. The Corporation expects to early adopt this rule resulting in a benefit of approximately 8 basis points to the total risk-based capital ratio at March 31, 2020.
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

The Corporation's capital ratios exceeded minimum regulatory requirements as follows:

	March 31, 2020		December 31, 2019
(dollar amounts in millions)	Capital/Assets	Ratio	Capital/Assets	Ratio
Common equity tier 1 and tier 1 risk-based (a)	$6,654	9.51%	$6,919	10.13%
Total risk-based (a)	8,282	11.83	8,282	12.13
Leverage (a)	6,654	9.13	6,919	9.51
Common equity	7,402	9.70	7,327	9.98
Tangible common equity (b)	6,764	8.93	6,688	9.19
Risk-weighted assets (a)	69,996		68,273

(a)	March 31, 2020 capital, risk-weighted assets and ratios are estimated and reflect deferral of CECL model impact as calculated per regulatory guidance.

(b)	See Supplemental Financial Data section for reconcilements of non-GAAP financial measures.
RISK MANAGEMENT
The following updated information should be read in conjunction with the "Risk Management" section on pages F-20 through F-33 in the Corporation's 2019 Annual Report.
Credit Risk
Allowance for Credit Losses
The allowance for credit losses includes both the allowance for loan losses and the allowance for credit losses on lending-related commitments. Effective January 1, 2020, the allowance for credit losses reflected the adoption of Topic 326, which requires companies to estimate credit losses using the CECL framework.
CECL at January 1, 2020
At adoption on January 1, 2020, the scope and severity of the economic crisis resulting from the eventual COVID-19 pandemic were unknown. As such, the economic scenario used by the Corporation to develop its estimate of CECL as of the adoption date reflected a continued moderate U.S. economic expansion compared to 2019 levels and a stable interest rate environment, with the federal funds rate remaining in the 1.50- to 1.75-percent range. Other assumptions included resolution of trade tensions, a calmer global economy and a strong U.S. dollar, all of which supported modest industrial production growth and stable oil prices. The economic scenario also assumed strong labor market conditions to support the consumer sector. Management also considered the level of uncertainty regarding its economic assumptions as part of the qualitative adjustment. The adoption of CECL resulted in a $17 million day-one decrease in the allowance for credit losses, from $668 million at December 31, 2019 under the incurred loss model. See Note 1 to the consolidated financial statements for further information about the adoption of CECL.
CECL at March 31, 2020
The allowance for credit losses was $978 million at March 31, 2020, which increased $327 million during the first quarter of 2020, primarily reflecting the economic impacts of the COVID-19 pandemic and the response by domestic and global governmental authorities, including quarantines and other social distancing policies aimed at fighting the spread of the virus, which resulted in an economic slowdown with unprecedented speed and force. Oil prices decreased significantly during the first quarter as a result of an imbalance in production supply and demand, adding stress to an already reduced capital market activity. In response to the worsening situation, the Federal Reserve announced in March that it was reducing the target federal funds rate to zero to 0.25 percent, and Congress passed the Coronavirus Aid, Relief, and Economic Security Act (CARES Act), which included an estimated $2 trillion stimulus package seeking to prevent a protracted severe economic recession in the U.S. These developments shaped the economic scenarios used by the Corporation in its calculation of the CECL estimate at March 31, 2020. The base scenario forecasted a recession with significant economic deterioration in the second quarter of 2020 before a partial recovery in third quarter 2020 and more modest recovery in subsequent quarters. Due to the high degree of uncertainty regarding the ultimate economic consequences of the pandemic, as well as the effectiveness of the government’s stimulus packages, management also considered other economic scenarios to make appropriate qualitative adjustments for certain sectors of its lending portfolio, including more benign and more severe forecasts that resulted in a decline in gross domestic product ranging from 13 percent to

33 percent in the second quarter of 2020, respectively. For certain loan portfolios deemed to have increased exposure to the current economic environment, including energy, automotive production, leveraged loans and industries considered at risk due to social distancing, management considered the more severe assumptions.
Allowance for Loan Losses
The allowance for loan losses represents management’s estimates of current expected credit losses in the Corporation’s loan portfolio. Pools of loans with similar risk characteristics are collectively evaluated, while loans that no longer share risk characteristics with loan pools are evaluated individually.
Collective loss estimates are determined by applying reserve factors, designed to estimate current expected credit losses, to amortized cost balances over the remaining contractual life of the collectively evaluated portfolio. Loans with similar risk characteristics are aggregated into homogeneous pools. The allowance for loan losses also includes qualitative adjustments to bring the allowance to the level management believes is appropriate based on factors that have not otherwise been fully accounted for, including adjustments for foresight risk, input imprecisions and model imprecision. Credit losses for loans that no longer share risk characteristics with the loan pools are estimated on an individual basis. Individual credit loss estimates are typically performed for nonaccrual loans and modified loans classified as troubled debt restructurings and are based on one of several methods, including the estimated fair value of the underlying collateral, observable market value of similar debt or the present value of expected cash flows.
As a percentage of total loans, the allowance for loan losses was 1.71 percent at March 31, 2020, compared to 1.27 percent at December 31, 2019. The allocation of reserves for Energy loans increased to over 10 percent in response to the pressures on oil and gas markets described above. Nonperforming loans were 0.45 percent of total loans at March 31, 2020, compared to 0.40 percent at December 31, 2019, and the allowance covered 3.8 times and 3.1 times total nonperforming loans at March 31, 2020 and December 31, 2019, respectively.
Allowance for Credit Losses on Lending-Related Commitments
The allowance for credit losses on lending-related commitments estimates current expected credit losses on collective pools of letters of credit and unused commitments to extend credit based on standard reserve factors, determined in a manner similar to business loans, multiplied by a probability of draw estimate based on historical experience and credit risk, applied to commitment amounts. The allowance for credit losses on lending-related commitments totaled $62 million and $31 million at March 31, 2020 and December 31, 2019, respectively.
For additional information regarding the allowance for credit losses, refer to the "Critical Accounting Policies" section and Note 1 to the consolidated financial statements.
Nonperforming Assets
Nonperforming assets include loans on nonaccrual status, troubled debt restructured loans (TDRs) which have been renegotiated to less than the original contractual rates (reduced-rate loans) and foreclosed property. TDRs include performing and nonperforming loans, with nonperforming TDRs on either nonaccrual or reduced-rate status. Certain provisions within the CARES Act encourage financial institutions to practice prudent efforts to work with borrowers impacted by COVID-19. Under these provisions, modifications deemed to be COVID-19-related would not be considered a TDR if the loan was not more than 30 days past due as of December 31, 2019 and the deferral was executed between March 1, 2020 and the earlier of 60 days after the date of termination of the COVID-19 national emergency or December 31, 2020. The banking regulators issued similar guidance, which also clarified that a COVID-19-related modification should not be considered a TDR if the borrower was current on payments at the time the underlying loan modification program was implemented and if the modification is considered to be short-term. Under these terms, as of March 31, 2020, the Corporation had processed payment deferrals for approximately 60 obligors with an aggregate loan balance of $108 million. Through April 24, 2020, the number of obligors whose deferral request was processed increased to approximately 1,000 with an aggregate loan balance of $2.7 billion, with substantially all considered performing at the time of deferral.

The following table presents a summary of nonperforming assets and past due loans.

(dollar amounts in millions)	March 31, 2020	December 31, 2019
Nonaccrual loans:
Business loans:
Commercial	$173	$148
Commercial mortgage	19	14
Lease financing	1	—
Total nonaccrual business loans	193	162
Retail loans:
Residential mortgage	20	20
Consumer:
Home equity	22	17
Total nonaccrual retail loans	42	37
Total nonaccrual loans	235	199
Reduced-rate loans	4	5
Total nonperforming loans	239	204
Foreclosed property	11	11
Total nonperforming assets	$250	$215
Nonperforming loans as a percentage of total loans	0.45%	0.40%
Nonperforming assets as a percentage of total loans and foreclosed property	0.47	0.43
Allowance for loan losses as a multiple of total nonperforming loans	3.8x	3.1x
Loans past due 90 days or more and still accruing	$64	$26
Nonperforming assets increased $35 million to $250 million at March 31, 2020, from $215 million at December 31, 2019. The increase in nonperforming assets primarily reflected a $25 million increase in nonaccrual commercial loans, which included a $22 million increase in nonperforming Energy loans.
The following table presents a summary of TDRs at March 31, 2020 and December 31, 2019. The table does not include loan modifications deemed related to the COVID-19 pandemic.

(in millions)	March 31, 2020	December 31, 2019
Nonperforming TDRs:
Nonaccrual TDRs	$59	$36
Reduced-rate TDRs	4	5
Total nonperforming TDRs	63	41
Performing TDRs (a)	40	69
Total TDRs	$103	$110

(a)	TDRs that do not include a reduction in the original contractual interest rate which are performing in accordance with their modified terms.
During the three months ended March 31, 2020, $22 million of previously performing Energy TDRs were transferred to nonaccrual. At March 31, 2020, Energy TDRs totaled $31 million, all of which were on nonaccrual status, compared to $14 million at December 31, 2019.
The following table presents a summary of changes in nonaccrual loans.

	Three Months Ended
(in millions)	March 31, 2020	December 31, 2019
Balance at beginning of period	$199	$220
Loans transferred to nonaccrual (a)	137	48
Nonaccrual loan gross charge-offs	(89)	(27)
Loans transferred to accrual status (a)	—	(7)
Nonaccrual loans sold	—	(10)
Payments/other (b)	(12)	(25)
Balance at end of period	$235	$199

(a)	Based on an analysis of nonaccrual loans with book balances greater than $2 million.

(b)
Includes net changes related to nonaccrual loans with balances less than $2 million, payments on nonaccrual loans with book balances greater than $2 million and transfers of nonaccrual loans to foreclosed property.

There were 13 borrowers with a balance greater than $2 million, totaling $137 million, transferred to nonaccrual status in first quarter 2020, compared to six borrowers in fourth quarter 2019. For further information about the composition of loans transferred to nonaccrual during the current period, refer to the nonaccrual information by industry category table on the following page.
The following table presents the composition of nonaccrual loans by balance and the related number of borrowers at March 31, 2020 and December 31, 2019.

	March 31, 2020		December 31, 2019
(dollar amounts in millions)	Number of Borrowers	Balance	Number of Borrowers	Balance
Under $2 million	708	$74	708	$74
$2 million - $5 million	15	45	8	22
$5 million - $10 million	9	70	6	49
$10 million - $25 million	3	46	4	54
Total	735	$235	726	$199
The following table presents a summary of nonaccrual loans at March 31, 2020 and loans transferred to nonaccrual and net loan charge-offs (recoveries) for the three months ended March 31, 2020, based primarily on North American Industry Classification System (NAICS) categories.

	March 31, 2020		Three Months Ended March 31, 2020
(dollar amounts in millions)	Nonaccrual Loans		Loans Transferred to Nonaccrual (a)		Net Loan Charge-Offs (Recoveries)
Industry Category
Mining, Quarrying and Oil & Gas Extraction	$65	28%	$98	71%	$67	82%
Wholesale Trade	37	16	7	5	7	9
Manufacturing	25	10	4	3	1	1
Residential Mortgage	20	9	—	—	—	—
Services	16	7	5	4	(1)	(2)
Retail Trade	15	6	12	9	4	5
Information & Communication	12	5	—	—	—	—
Contractors	5	2	—	—	1	—
Health Care & Social Assistance	4	2	—	—	2	2
Real Estate & Home Builders	4	1	—	—	—	—
Other (b)	32	14	11	8	3	3
Total	$235	100%	$137	100%	$84	100%

(a)	Based on an analysis of nonaccrual loans with book balances greater than $2 million.

(b)	Consumer, excluding residential mortgage and certain personal purpose nonaccrual loans and net charge-offs, are included in the Other category.
Loans past due 90 days or more and still accruing interest, which generally are well collateralized and in the process of collection, increased $38 million to $64 million at March 31, 2020, compared to $26 million at December 31, 2019. Loans past due 30-89 days and still accruing interest increased $255 million to $382 million at March 31, 2020, compared to $127 million at December 31, 2019. Loans past due 30 days or more and still accruing interest as a percentage of total loans were 0.83 percent and 0.30 percent at March 31, 2020 and December 31, 2019, respectively. An aging analysis of loans included in Note 4 to the consolidated financial statements provides further information about the balances comprising past due loans.
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

(dollar amounts in millions)	March 31, 2020	December 31, 2019
Total criticized loans	$2,457	$2,120
As a percentage of total loans	4.6%	4.2%
The $337 million increase in criticized loans during the three months ended March 31, 2020 included increases of $127 million in Energy and $106 million in Technology and Life Sciences.

Concentrations of Credit Risk
Concentrations of credit risk may exist when a number of borrowers are engaged in similar activities, or activities in the same geographic region, and have similar economic characteristics that would cause them to be similarly impacted by changes in economic or other conditions. The Corporation has concentrations of credit risk with the automotive and commercial real estate industries. All other industry concentrations, as defined by management, individually represented less than 10 percent of total loans at March 31, 2020.
Automotive Lending - Dealer:
The following table presents a summary of dealer loans.

	March 31, 2020		December 31, 2019
(in millions)	Loans Outstanding	Percent of Total Loans	Loans Outstanding	Percent of Total Loans
Dealer:
Floor plan	$4,077		$3,967
Other	3,173		3,447
Total dealer	$7,250	13.6%	$7,414	14.7%
Substantially all dealer loans are in the National Dealer Services business line and primarily include floor plan financing and other loans to automotive dealerships. Floor plan loans, included in commercial loans in the Consolidated Balance Sheets, totaled $4.1 billion at March 31, 2020, an increase of $110 million compared to $4.0 billion at December 31, 2019. At March 31, 2020 and December 31, 2019, other loans to automotive dealers in the National Dealer Services business line totaled $3.2 billion and $3.4 billion, respectively, including $2.0 billion of owner-occupied commercial real estate mortgage loans at both March 31, 2020 and December 31, 2019, respectively.
Nonaccrual dealer loans totaled $4 million at March 31, 2020 and $9 million at December 31, 2019. Dealer loan net charge-offs totaled $1 million for the three months ended March 31, 2020, compared to none for the three months ended March 31, 2019.
Automotive Lending- Production:
The following table presents a summary of loans to borrowers involved with automotive production.

	March 31, 2020		December 31, 2019
(in millions)	Loans Outstanding	Percent of Total Loans	Loans Outstanding	Percent of Total Loans
Production:
Domestic	$972		$963
Foreign	306		286
Total production	$1,278	2.4%	$1,249	2.5%
Loans to borrowers involved with automotive production, primarily Tier 1 and Tier 2 suppliers, totaled $1.3 billion and $1.2 billion at March 31, 2020 and December 31, 2019, respectively. These borrowers could face financial difficulties due to disruptions in auto production as well as their supply chains and logistics operations as a result of the COVID-19 pandemic. As such, management prudently increased reserves for this portfolio as of March 31, 2020.
Nonaccrual loans to borrowers involved with automotive production totaled $9 million at March 31, 2020 and $10 million at December 31, 2019. Criticized automotive production loans were 17 percent of criticized loans at March 31, 2020, compared to 15 percent at December 31, 2019. There were no automotive production loan net charge-offs in the three months ended March 31, 2020, compared to net recoveries of $1 million in the three months ended March 31, 2019.

Commercial Real Estate Lending
The following table summarizes the Corporation's commercial real estate loan portfolio by loan category.

	March 31, 2020			December 31, 2019
(in millions)	Commercial Real Estate business line (a)	Other (b)	Total	Commercial Real Estate business line (a)	Other (b)	Total
Real estate construction loans	$3,346	$410	$3,756	$3,044	$411	$3,455
Commercial mortgage loans	2,179	7,519	9,698	2,176	7,383	9,559
Total commercial real estate	$5,525	$7,929	$13,454	$5,220	$7,794	$13,014

(a)	Primarily loans to real estate developers.

(b)	Primarily loans secured by owner-occupied real estate.
The Corporation limits risk inherent in its commercial real estate lending activities by monitoring borrowers directly involved in the commercial real estate markets and adhering to conservative policies on LTV ratios for such loans. Commercial real estate loans, consisting of real estate construction and commercial mortgage loans, totaled $13.5 billion at March 31, 2020, an increase of $440 million compared to December 31, 2019, of which $5.5 billion, or 41 percent, were to borrowers in the Commercial Real Estate business line, including loans to real estate developers. The remaining $7.9 billion, or 59 percent, of commercial real estate loans in other business lines consisted primarily of owner-occupied commercial mortgages, which bear credit characteristics similar to non-commercial real estate business loans.
The real estate construction loan portfolio primarily contains loans made to long-tenured customers with satisfactory completion experience. Criticized real estate construction loans in the Commercial Real Estate business line totaled $33 million and $31 million at March 31, 2020 and December 31, 2019, respectively. In other business lines, there were no criticized real estate construction loans at both March 31, 2020 and December 31, 2019. There were no real estate construction loan charge-offs in either of the three-month periods ended March 31, 2020 and 2019.
Commercial mortgage loans are loans where the primary collateral is a lien on any real property and are primarily loans secured by owner occupied real estate. Real property is generally considered primary collateral if the value of that collateral represents more than 50 percent of the commitment at loan approval. Loans in the commercial mortgage portfolio generally mature within three to five years. Criticized commercial mortgage loans in the Commercial Real Estate business line totaled $54 million and $55 million at March 31, 2020 and December 31, 2019, respectively. In other business lines, $236 million and $242 million of commercial mortgage loans were criticized at March 31, 2020 and December 31, 2019, respectively. Commercial mortgage loan net recoveries were $2 million for the three months ended March 31, 2020, compared to net charge-offs of $1 million for the same period in 2019.
Residential Real Estate Lending
Residential real estate loans, which consist of traditional residential mortgages and home equity loans and lines of credit, totaled $3.5 billion, or 7 percent of total loans, at March 31, 2020. The following table summarizes the Corporation's residential mortgage and home equity loan portfolios by geographic market.

	March 31, 2020				December 31, 2019
(dollar amounts in millions)	Residential Mortgage Loans	% of Total	Home Equity Loans	% of Total	Residential Mortgage Loans	% of Total	Home Equity Loans	% of Total
Geographic market:
Michigan	$420	23%	$596	34%	$412	22%	$603	35%
California	907	50	719	42	932	51	699	41
Texas	271	15	349	20	275	15	346	20
Other Markets	223	12	63	4	226	12	63	4
Total	$1,821	100%	$1,727	100%	$1,845	100%	$1,711	100%
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
Residential mortgages totaled $1.8 billion at March 31, 2020, and were primarily larger, variable-rate mortgages originated and retained for certain private banking relationship customers. Of the $1.8 billion of residential mortgage loans outstanding, $20 million were on nonaccrual status at March 31, 2020. The home equity portfolio totaled $1.7 billion at March 31, 2020, of which $1.6 billion was outstanding under primarily variable-rate, interest-only home equity lines of credit, $99 million were in amortizing status and $22 million were closed-end home equity loans. Of the $1.7 billion of home equity loans outstanding, $22 million were on nonaccrual status at March 31, 2020. A majority of the home equity portfolio was secured by junior liens at March 31, 2020.
Energy Lending
The Corporation has a portfolio of Energy loans, primarily included in commercial loans in the Consolidated Balance Sheets. Customers in the Corporation's Energy line of business (approximately 140 relationships) are engaged in three segments of the oil and gas business: exploration and production (E&P), midstream and energy services. E&P generally includes such activities as searching for potential oil and gas fields, drilling exploratory wells and operating active wells. Commitments to E&P borrowers are generally subject to semi-annual borrowing base re-determinations based on a variety of factors including updated pricing (reflecting market and competitive conditions), energy reserve levels and the impact of hedging. The midstream sector is generally involved in the transportation, storage and marketing of crude and/or refined oil and gas products. The Corporation's energy services customers provide products and services primarily to the E&P segment.
The following table summarizes information about loans in the Corporation's Energy business line.

	March 31, 2020				December 31, 2019
(dollar amounts in millions)	Outstandings		Nonaccrual	Criticized (a)	Outstandings		Nonaccrual	Criticized (a)
Exploration and production (E&P)	$1,695	80%	$65	$417	$1,741	78%	$43	$289
Midstream	364	17	—	59	432	20	—	63
Services	55	3	—	17	48	2	—	14
Total Energy business line	$2,114	100%	$65	$493	$2,221	100%	$43	$366
As a percentage of total Energy loans			3%	23%			2%	16%

(a)	Includes nonaccrual loans.
Loans in the Energy business line totaled $2.1 billion, or 4 percent of total loans at March 31, 2020, and $2.2 billion at December 31, 2019, a decrease of $107 million. Total exposure, including unused commitments to extend credit and letters of credit, was $3.7 billion and $4.3 billion at March 31, 2020 and December 31, 2019, respectively.
The decrease in total exposure in the Energy business line primarily reflected reduced borrowing bases as a result of lower oil and gas prices. At March 31, 2020, the Corporation had completed approximately 8 percent of the Spring borrowing base re-determinations and approximately 23 percent through April 24, 2020 resulting in average reduction to the borrowing base of 24 percent. Utilization increased to 56 percent primarily as a result of the reduction in exposure at March 31, 2020. The value and coverage benefit of hedging contracts are dependent upon the oil/gas price in each contract, as well as the operational costs, which are different for each borrower. As of March 31, 2020, 66 percent of the Corporation's E&P customers had at least 50 percent of their oil and/or gas production hedged up to one year and 35 percent of customers had at least 50 percent of production hedged for two years or more.
The Corporation's allowance methodology considers the various risk elements within the loan portfolio. When merited, the Corporation may incorporate a qualitative reserve component for Energy loans. The allocation of reserves for Energy loans increased to over 10 percent of the Energy portfolio at March 31, 2020 in response to oil market supply/demand imbalances as well as reduced capital market activity. The supply/demand imbalance has been exacerbated by the economic impacts from the COVID-19 pandemic, further stressing the Energy portfolio. Net credit-related Energy charge-offs were $67 million and $8 million for the three-month periods ended March 31, 2020 and 2019, respectively, while nonaccrual Energy loans increased $22 million to $65 million at March 31, 2020, compared to December 31, 2019. Criticized Energy loans increased $127 million to $493 million, or 20 percent of total criticized loans, at March 31, 2020.
Leveraged Loans
Certain loans in the Corporation's commercial portfolio are considered leveraged transactions. These loans are typically used for mergers, acquisitions, business recapitalizations, refinancing and equity buyouts. To help mitigate the risk associated with these loans, the Corporation focuses on middle market companies with highly capable management teams, strong sponsors and solid track records of financial performance. Industries prone to cyclical downturns and acquisitions with a high degree of integration risk are generally avoided. Other considerations include the sufficiency of collateral, the level of balance sheet leverage and the adequacy of financial covenants. During the underwriting process, cash flows are stress-tested to evaluate the borrowers' abilities to handle economic downturns and an increase in interest rates. Management considers the leveraged loan portfolio to be one of the most sensitive to economic impacts stemming from the COVID-19 pandemic and social distancing policies and has prudently increased reserves for this portfolio as of March 31, 2020. Certain energy, automotive production, and loans in other portfolios specifically identified as subject to additional stress due to COVID-19 impacts are also considered leveraged transactions.

The FDIC defines higher-risk commercial and industrial (HR C&I) loans for assessment purposes as loans generally with leverage of four times total debt to earnings before interest, taxes and depreciation (EBITDA) as well as three times senior debt to EBITDA, excluding certain collateralized loans.
The following table summarizes information about HR C&I loans.

(in millions)	March 31, 2020	December 31, 2019
Outstandings	$2,473	$2,553
Criticized	294	169
Three Months Ended March 31,	2020	2019
Net loan charge-offs	$8	$5
Other Loan Portfolios Most at Risk due to Economic Stress Resulting from COVID-19 Impacts
The COVID-19 pandemic has negatively impacted the global economy, disrupted global supply chains and increased unemployment levels. The resulting temporary closure of many businesses and the implementation of social distancing and sheltering in place policies may impact many of the Corporation’s customers. In addition to the energy, automotive production and leveraged loan portfolios, the Corporation considers the following portfolios to be most vulnerable to financial risks from business disruptions caused by the pandemic spread mitigation efforts. For further discussion, see Item 1.A "Risk Factors" on page 60 of this report.

	March 31, 2020
Sector based on NAICS category (dollar amounts in millions)	Loans	Percent of Total Loans	Percent Criticized (a)
Hotels/Casinos	$736	1.4%	1.4%
Retail Commercial Real Estate (b)	560	1.0	—
Arts/Recreation	377	0.7	1.7
Retail Goods and Services	357	0.7	9.3
Sports Franchises	320	0.6	0.2
All other impacted sectors (c)	1,320	2.5	6.1
Total	$3,670	6.9%	3.6%

(a)	Sector criticized loans as a percentage of sector total loans.

(b)	Loans in the retail commercial real estate sector are included in the Corporation's commercial real estate portfolio.

(c)
Includes airlines, restaurants and bars, childcare, coffee shops, cruise lines, education, gasoline and convenience stores, religious organizations, senior living, freight, travel arrangements, as well as wineries and breweries.

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

Interest Rate Risk
Net interest income is the primary source of revenue for the Corporation. Interest rate risk arises in the normal course of business due to differences in the repricing and cash flow characteristics of assets and liabilities, primarily through the Corporation's core business activities of extending loans and acquiring deposits. The Corporation's balance sheet is predominantly characterized by floating-rate loans funded by core deposits. Including the impact of interest rate swaps converting floating-rate loans to fixed, the Corporation's loan composition at March 31, 2020 was 70 percent 30-day LIBOR, 6 percent other LIBOR (primarily 60-day), 6 percent prime and 18 percent fixed rate. This creates sensitivity to interest rate movements due to the imbalance between the faster repricing of the floating-rate loan portfolio versus deposit products. In addition, the growth and/or contraction in the Corporation's loans and deposits may lead to changes in sensitivity to interest rate movements in the absence of mitigating actions. Examples of such actions are purchasing fixed-rate investment securities, which provide liquidity to the balance sheet and act to mitigate the inherent interest sensitivity, as well as hedging with interest rate swaps and options. The Corporation actively manages its exposure to interest rate risk with the principal objective of optimizing net interest income and the economic value of equity while operating within acceptable limits established for interest rate risk and maintaining adequate levels of funding and liquidity.
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
Sensitivity of Net Interest Income to Changes in Interest Rates
The analysis of the impact of changes in interest rates on net interest income under various interest rate scenarios is management's principal risk management technique. Management models a base-case net interest income under an unchanged interest rate environment. Existing derivative instruments entered into for risk management purposes as of the balance sheet dates are included in the analysis, but no additional hedging is forecasted. At March 31, 2020, these derivative instruments comprise interest rate swaps that convert $3.3 billion of fixed-rate medium- and long-term debt to variable rates through fair value hedges and convert $5.6 billion of variable-rate loans to fixed rates through cash flow hedges. This base-case net interest income is then compared against interest rate scenarios in which rates rise or decline 100 basis points (with a floor of zero percent) in a linear, non-parallel fashion from the base case over 12 months, resulting in an average increase or decrease in short-term interest rates of 50 basis points over the period.
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
The table below, as of March 31, 2020 and December 31, 2019, displays the estimated impact on net interest income during the next 12 months by relating the base case scenario results to those from the rising and declining rate scenarios described above.

	March 31, 2020			December 31, 2019
(dollar amounts in millions)	Amount	%		Amount	%
Change in Interest Rates:			Change in Interest Rates:
Rising 100 basis points	$97	5%	Rising 100 basis points	$90	4%
Declining to zero percent	(32)	(2)	Declining 100 basis points	(135)	(6)
Sensitivity to rising interest rates increased from December 31, 2019 to March 31, 2020 due to changes in balance sheet composition, partially offset by the addition of swaps converting variable-rate loans to fixed rates. Sensitivity to declining rates decreased due to changes in balance sheet composition and limited remaining downward movement in rates before reaching zero-percent floors.
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

The Corporation primarily monitors the percentage change on the base-case economic value of equity. The economic value of equity analysis is based on an immediate parallel 100 basis point shock.
The table below, as of March 31, 2020 and December 31, 2019, displays the estimated impact on the economic value of equity from the interest rate scenario described above.

	March 31, 2020			December 31, 2019
(dollar amounts in millions)	Amount	%		Amount	%
Change in Interest Rates:			Change in Interest Rates:
Rising 100 basis points	$923	11%	Rising 100 basis points	$716	7%
Declining to zero percent	(446)	(5)	Declining 100 basis points	(1,178)	(12)
The sensitivity of the economic value of equity to rising rates increased from December 31, 2019 to March 31, 2020 due to changes in deposit pay rates and expected lives. The sensitivity to declining rates decreased due to changes in balance sheet composition as well as limited remaining downward movement in rates before reaching zero-percent floors.
LIBOR Transition
On July 27, 2017, the United Kingdom’s Financial Conduct Authority, which regulates LIBOR, publicly announced that it intends to stop persuading or compelling banks to submit LIBOR rates after 2021. The Corporation has substantial exposure to LIBOR-based products, including loans, securities, derivatives and hedges, and is preparing for a transition from LIBOR toward alternative rates. A dedicated program office and governance structure has been established, with direction and oversight from the Chief Executive Officer, Chief Financial Officer and Chief Risk Officer. A cross-functional implementation team has been tasked with execution of an enterprise LIBOR transition plan road map. Key execution tasks are underway and include evaluating alternative rates and associated impacts, assessing the population of impacted contracts and ensuring necessary fallback provisions are incorporated, ensuring operational and system readiness, monitoring and mitigating overall transition risks, as well as communicating timely with internal and external stakeholders. Additionally, Comerica is a member of the Alternative Reference Rates Committee (ARRC) and assists with establishing industry guidelines and recommendations for the overall LIBOR transition. The Corporation continues to monitor market developments and regulatory updates, as well as collaborate with regulators and industry groups on the transition. For a discussion of the various risks facing the Corporation in relation to the transition away from LIBOR, refer to "Item 1A. Risk Factors" beginning on page 12 of the Corporation's 2019 Annual Report.
Wholesale Funding
The Corporation may access the purchased funds market when necessary, which includes a variety of funding sources. Capacity for incremental purchased funds at March 31, 2020 included short-term FHLB advances, the ability to purchase federal funds, sell securities under agreements to repurchase, as well as issue deposits through brokers. Purchased funds increased to $2.3 billion at March 31, 2020 compared to $295 million at December 31, 2019, driven by increases in short-term FHLB advances and federal funds purchased. At March 31, 2020, the Bank had pledged loans totaling $21.6 billion which provided for up to $17.2 billion of available collateralized borrowing with the FRB.
The Bank is a member of the FHLB of Dallas, Texas, which provides short- and long-term funding to its members through advances collateralized by real estate-related assets. Actual borrowing capacity is contingent on the amount of collateral available to be pledged to the FHLB. At March 31, 2020, $17.6 billion of real estate-related loans and $5.5 billion of investment securities were pledged to the FHLB as collateral for current and potential future borrowings. The Corporation had $3.8 billion of FHLB long-term advances, maturing between 2026 and 2028, as well as $750 million in short-term advances outstanding at March 31, 2020, and capacity for potential future borrowings of approximately $9.9 billion.
Additionally, the Bank had the ability to issue up to $13.5 billion of debt at March 31, 2020 under an existing $15.0 billion note program which allows the issuance of debt with maturities between three months and 30 years. The Corporation also maintains a shelf registration statement with the Securities and Exchange Commission from which it may issue debt and/or equity securities.

The ability of the Corporation and the Bank to raise funds at competitive rates may be impacted by rating agencies' views of the credit quality, liquidity, capital and earnings of the Corporation and the Bank. As of April 28, 2020, the three major rating agencies had assigned the ratings below to long-term senior unsecured obligations of the Corporation and the Bank. A security rating is not a recommendation to buy, sell, or hold securities and may be subject to revision or withdrawal at any time by the assigning rating agency. Each rating should be evaluated independently of any other rating.

	Comerica Incorporated		Comerica Bank
March 31, 2020	Rating	Outlook	Rating	Outlook
Standard and Poor’s	BBB+	Negative	A-	Negative
Moody’s Investors Service	A3	Stable	A3	Stable
Fitch Ratings	A-	Stable	A-	Stable
The Corporation satisfies liquidity needs with either liquid assets or various funding sources. Liquid assets totaled $11.8 billion and $17.9 billion at March 31, 2020 and December 31, 2019, respectively. Liquid assets include cash and due from banks, federal funds sold, interest-bearing deposits with banks, other short-term investments and unencumbered investment securities.
The Corporation performs monthly liquidity stress testing to evaluate its ability to meet funding needs in hypothetical stressed environments. Such environments cover a series of broad events, distinguished in terms of duration and severity. The evaluation as of March 31, 2020 projected sufficient sources of liquidity were available under each series of events.
Total liquidity sources, comprised of liquid assets and remaining borrowing capacity with the FRB and the FHLB, totaled $38.9 billion at March 31, 2020.

CRITICAL ACCOUNTING POLICIES
The Corporation’s consolidated financial statements are prepared based on the application of accounting policies, the most significant of which are described in Note 1 to the consolidated financial statements included in the Corporation's 2019 Annual Report. These policies require numerous estimates and strategic or economic assumptions, which may prove inaccurate or subject to variations. Changes in underlying factors, assumptions or estimates could have a material impact on the Corporation’s future financial condition and results of operations. At December 31, 2019, the most critical of these significant accounting policies were the policies related to the allowance for credit losses, fair value measurement, goodwill, pension plan accounting and income taxes. These policies were reviewed with the Audit Committee of the Corporation’s Board of Directors and are discussed more fully on pages F-34 through F-36 in the Corporation's 2019 Annual Report. Below are significant changes to the Corporation's critical accounting policies or estimates since the Corporation's 2019 Annual Report.
ALLOWANCE FOR CREDIT LOSSES
The Corporation adopted new accounting guidance for estimating credit losses, known as the CECL model, in first quarter 2020. In accordance with CECL, the allowance for credit losses, which includes both the allowance for loan losses and the allowance for credit losses on lending-related commitments, is calculated with the objective of maintaining a reserve for current expected credit losses over the remaining contractual life of the portfolio. Management's determination of the appropriateness of the allowance is based on periodic evaluations of the loan portfolio, lending-related commitments, current as well as forecasted economic factors and other relevant factors.
In determining the allowance for credit losses for the majority of its lending portfolio, the Corporation uses standard loss factors, based on estimated probability of default for internal risk ratings and loss given default. Management applies standard reserve factors to pools of loans and lending-related commitments with similar risk characteristics, calibrates these standard loss factors using economic forecasts and incorporates qualitative adjustments. As such, the calculation of current expected credit losses is inherently subjective and requires management to exercise significant judgment.

•
Internal risk ratings: Standard loss factors are applied to pools of loans based on the Corporation's internal risk rating system; therefore, loss estimates are highly dependent on the accuracy of the risk rating assigned to each loan. The inherent imprecision in the risk rating system resulting from inaccuracy in assigning and/or entering risk ratings in the loan accounting system is monitored by the Corporation's asset quality review function. Changes to internal risk ratings, beyond the forecasted migration inherent in the credit models, would result in a different estimated allowance for credit losses. To illustrate, if five percent of the individual risk ratings were adjusted down by one rating across all pools, the allowance for loan losses as of March 31, 2020 would change by approximately $10 million.

•
Forecasted economic variables: Historical standard loss factor estimates are calibrated to economic forecasts over the reasonable and supportable forecast period based on the projected performance of specific economic variables that statistically correlate with the probability of default and loss given default pools. Loss estimates revert to historical loss experience for contractual lives beyond the forecast period. Management selects economic variables it believes to be most relevant based on the composition of the loan portfolio and customer base, including forecasted levels of employment, gross domestic product, corporate bond and treasury spreads, industrial production levels, consumer and commercial real estate price indices as well as housing statistics. For first quarter 2020, management used an economic forecast that considered information available as of the end of the period, including assumptions regarding the impacts of the global coronavirus pandemic, the government stimulus package included in the CARES Act, effects of social distancing policy and current pressures on energy. The forecast anticipated significant economic deterioration during the second quarter of 2020 as part of a recession that would create severe financial stress, followed by a partial recovery during third quarter 2020 and more modest recovery in subsequent quarters for the remainder of the reasonable and supportable period.

The allowance for credit losses is highly sensitive to the economic forecasts used to develop the estimate. Due to the high level of uncertainty regarding significant assumptions, such as the ultimate impact of the global pandemic and effectiveness of the government stimulus, the Corporation evaluated a range of economic scenarios, including more and less severe economic deteriorations in the second quarter of 2020, with varying speeds of recovery. In isolation, assuming a more prolonged recession through next year with elevated unemployment levels through the latter half of 2022, the CECL model may have resulted in a significantly higher allowance for credit losses. However, because qualitative adjustments are an integral part of the allowance methodology, the actual impact of a change in assumptions is not determinable.

•
Qualitative adjustments: The Corporation includes qualitative adjustments, as appropriate, intended to capture the impact of uncertainties not reflected in the quantitative estimate, including foresight risk, model imprecisions and input imprecisions. Qualitative adjustments for foresight risk, reflect the inherent imprecision in economic forecasts and may be included based on management’s evaluation of different forecast scenarios, ranging from more benign to more severe, and known recent events impacting the Corporation’s portfolio. Model imprecision adjustments may be included to mitigate known limitations in the quantitative models. Input imprecision includes adjustments for portfolios where recent historical losses exceed expected losses or known recent events are expected to alter risk ratings once evidence is acquired, as well as a qualitative assessment of the lending environment, including underwriting standards, current economic and political conditions, and other factors affecting credit quality. Qualitative reserves at March 31, 2020 primarily included adjustments for uncertainties related to forecasted economic variables and model imprecision.

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

GOODWILL
Goodwill is initially recorded as the excess of the purchase price over the fair value of net assets acquired in a business combination and is subsequently evaluated at least annually for impairment. Goodwill impairment testing is performed at the reporting unit level, equivalent to a business segment or one level below. The Corporation has three reporting units: the Business Bank, the Retail Bank and Wealth Management. At March 31, 2020, goodwill totaled $635 million, including $473 million allocated to the Business Bank, $101 million allocated to the Retail Bank and $61 million allocated to Wealth Management.
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
In the first quarter of 2020, economic conditions deteriorated significantly with the spread of the coronavirus global pandemic. The outbreak resulted in social distancing requirements throughout the world, severely restricting the economy. In response to the crisis, the Federal Reserve lowered the Federal Funds rate in March 2020 to close to zero. Additionally, the U.S. government initiated numerous measures to support the economy, including the CARES Act. Given the current economic deterioration, the Corporation assessed whether the events and circumstances resulted in it being more likely than not that the fair value of any reporting unit was less than its carrying value. Impairment indicators considered comprised economic conditions, including projections of the duration of current conditions and timing of a potential recovery; industry and market considerations; government intervention and regulatory updates; the impact of recent events to financial performance and cost factors of the reporting units; performance of the Corporation’s stock and other relevant events. The Corporation further considered the amount by which fair value exceeded book value for each unit in the most recent quantitative analysis and sensitivities performed. At the conclusion of the assessment, the Corporation determined that it was more likely than not that the fair value of each reporting unit exceeded its carrying value.
The analysis included evaluation of various factors that continue to rapidly evolve and for which significant uncertainty remains, including the impact of the coronavirus global pandemic to the economy and ongoing government intervention to mitigate that impact. Further weakening in the economic environment, such as continued decline in the performance of the reporting units or other factors, could cause the fair value of one or more of the reporting units to fall below their carrying value, resulting in a goodwill impairment charge. Additionally, new legislative or regulatory changes not anticipated in management's expectations may cause the fair value of one or more of the reporting units to fall below the carrying value, resulting in a goodwill impairment charge. Any impairment charge would not affect the Corporation's regulatory capital ratios, tangible common equity ratio or liquidity position.

SUPPLEMENTAL FINANCIAL DATA
The Corporation believes non-GAAP measures are meaningful because they reflect adjustments commonly made by management, investors, regulators and analysts to evaluate the adequacy of common equity and our performance trends. Tangible common equity is used by Comerica to measure the quality of capital and the return relative to balance sheet risk.
The following table provides a reconciliation of non-GAAP financial measures used in this financial review with financial measures defined by GAAP.

(dollar amounts in millions)	March 31, 2020	December 31, 2019
Tangible Common Equity Ratio:
Common shareholders' equity	$7,402	$7,327
Less:
Goodwill	635	635
Other intangible assets	3	4
Tangible common equity	$6,764	$6,688
Total assets	$76,337	$73,402
Less:
Goodwill	635	635
Other intangible assets	3	4
Tangible assets	$75,699	$72,763
Common equity ratio	9.70%	9.98%
Tangible common equity ratio	8.93	9.19
Tangible Common Equity per Share of Common Stock:
Common shareholders' equity	$7,402	$7,327
Tangible common equity	6,764	6,688
Shares of common stock outstanding (in millions)	139	142
Common shareholders' equity per share of common stock	$53.24	$51.57
Tangible common equity per share of common stock	48.65	47.07

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
ITEM 1A. Risk Factors
Other than as set forth below, there have been no material change in the Corporation’s risk factors as previously disclosed in our Form 10-K for the fiscal year ended December 31, 2019 in response to Part I, Item 1A. of such Form 10-K. Such risk factors are incorporated herein by reference.
The following risk factor is added under "General Risk":

•The COVID-19 pandemic has impacted our business, and the ultimate impact on our business and financial results will depend on future developments, which are highly uncertain and cannot be predicted, including the scope and duration of the pandemic and actions taken by governmental authorities in response to the pandemic.

The COVID-19 pandemic has negatively impacted the global economy, disrupted global supply chains, lowered equity market valuations, created significant volatility and disruption in financial markets, and increased unemployment levels. In addition, the pandemic has resulted in temporary closures of many businesses and the institution of social distancing and sheltering in place requirements in many states and communities. As a result, the demand for our products and services may be significantly impacted. Furthermore, the pandemic has influenced and could further influence the recognition of credit losses in our loan portfolios and has increased and could further increase our allowance for credit losses, particularly as businesses remain closed and as more customers may draw on their lines of credit or seek additional loans to help finance their businesses. Similarly, because of changing economic and market conditions affecting issuers, the securities we hold may lose value. Our business operations may also be disrupted if significant portions of our workforce are unable to work effectively, including because of illness, quarantines, government actions, or other restrictions in connection with the pandemic, and we have already temporarily closed certain of our branches and offices. In response to the pandemic, we have also enacted hardship relief assistance for customers experiencing financial difficulty as a result of COVID-19, including fee and penalty waivers, loan deferrals or other scenarios that may help our customers. As well, we are a lender for the Small Business Administration's Paycheck Protection Program ("PPP") and other SBA, Federal Reserve or United States Treasury programs that have been or may be created in the future in response to the pandemic. These programs are new and their effects on Comerica's business are uncertain. The extent to which the COVID-19 pandemic impacts our business, results of operations, and financial condition, as well as our regulatory capital and liquidity ratios, will depend on future developments, which are highly uncertain and cannot be predicted, including the scope and duration of the pandemic and actions taken by governmental authorities and other third parties in response to the pandemic.

Below we amend the following risk factor discussed under "Credit Risk" in Part II, "Item 1A. Risk Factors" in Part I, Item 1A. of our Form 10-K for the fiscal year ended December 31, 2019.

•Declines in the businesses or industries of Comerica's customers - in particular, the energy industry - could cause increased credit losses or decreased loan balances, which could adversely affect Comerica.

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

In particular, oil and gas prices have fallen sharply since the beginning of 2020 due to global events. Loans in the Energy business line were $2.1 billion, or approximately 4 percent of total loans, at March 31, 2020. At March 31, 2020, the reserve allocation for Energy loans was over 10 percent of total Energy loans. If oil and gas prices continue to remain depressed for a prolonged period of time, Comerica's energy portfolio could experience increased credit losses, which could adversely affect Comerica's financial results. Furthermore, a prolonged period of low oil prices could also have a negative impact on the Texas economy, which could have a material adverse effect on Comerica’s business, financial condition and results of operations. For more information regarding Comerica's energy portfolio, please see “Energy Lending” beginning on page 52 of this report.

For more information regarding certain of Comerica's lines of business, please see "Concentration of Credit Risk," "Automotive Lending," "Commercial Real Estate Lending," "Residential Real Estate Lending" and “Energy Lending” on pages F-25 through F-27 of Comerica’s Form 10-K for the fiscal year ended December 31, 2019.

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

3.3	Amended and Restated Bylaws of Comerica Incorporated (filed as Exhibit 3.3 to Registrant's Current Report on Form 8-K dated April 9, 2020, and incorporated herein by reference).

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

10.18A†	Schedule of Named Executive Officers Party to Change of Control Employment Agreement (BE4 and Higher Version without gross-up or window period-current).

31.1	Chairman, President and CEO Rule 13a-14(a)/15d-14(a) Certification of Periodic Report (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002).

31.2	Executive Vice President and CFO Rule 13a-14(a)/15d-14(a) Certification of Periodic Report (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002).

32	Section 1350 Certification of Periodic Report (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002).

101
Financial statements from Quarterly Report on Form 10-Q of the Registrant for the quarter ended March 31, 2020, formatted in Inline XBRL: (i) the Consolidated Balance Sheets (unaudited), (ii) the Consolidated Statements of Comprehensive Income (unaudited), (iii) the Consolidated Statements of Changes in Shareholders' Equity (unaudited), (iv) the Consolidated Statements of Cash Flows (unaudited) and (v) the Notes to Consolidated Financial Statements (unaudited).

104	The cover page from the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, formatted in Inline XBRL (included in Exhibit 101).

†	Management contract or compensatory plan or arrangement.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMERICA INCORPORATED
(Registrant)

/s/ Mauricio A. Ortiz
Mauricio A. Ortiz
Senior Vice President and
Chief Accounting Officer and
Duly Authorized Officer
Date: April 29, 2020