Form 10-Q
period 2020-06-30
COMERICA INC /NEW/
filed 2020-07-31
CIK 28412

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________
FORM 10-Q
______________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
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
$5 par value common stock:
Outstanding as of July 27, 2020: 139,039,348 shares

COMERICA INCORPORATED AND SUBSIDIARIES

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements
CONSOLIDATED BALANCE SHEETS
Comerica Incorporated and Subsidiaries

(in millions, except share data)	June 30, 2020	December 31, 2019
	(unaudited)
ASSETS
Cash and due from banks	$1,048	$973
Interest-bearing deposits with banks	12,263	4,845
Other short-term investments	153	155
Investment securities available-for-sale	12,759	12,398
Commercial loans	33,826	31,473
Real estate construction loans	3,952	3,455
Commercial mortgage loans	9,925	9,559
Lease financing	589	588
International loans	1,104	1,009
Residential mortgage loans	1,886	1,845
Consumer loans	2,164	2,440
Total loans	53,446	50,369
Less allowance for loan losses	(1,007)	(637)
Net loans	52,439	49,732
Premises and equipment	450	457
Accrued income and other assets	5,285	4,842
Total assets	$84,397	$73,402
LIABILITIES AND SHAREHOLDERS’ EQUITY
Noninterest-bearing deposits	$35,582	$27,382
Money market and interest-bearing checking deposits	26,895	24,527
Savings deposits	2,500	2,184
Customer certificates of deposit	2,656	2,978
Other time deposits	—	133
Foreign office time deposits	87	91
Total interest-bearing deposits	32,138	29,913
Total deposits	67,720	57,295
Short-term borrowings	752	71
Accrued expenses and other liabilities	1,602	1,440
Medium- and long-term debt	6,521	7,269
Total liabilities	76,595	66,075
Fixed rate reset non-cumulative perpetual preferred stock, series A, no par value, $100,000 liquidation preference per share:
Authorized - 4,000 shares
Issued - 4,000 shares at 6/30/2020	395	—
Common stock - $5 par value:
Authorized - 325,000,000 shares
Issued - 228,164,824 shares	1,141	1,141
Capital surplus	2,173	2,174
Accumulated other comprehensive income (loss)	158	(235)
Retained earnings	9,404	9,538
Less cost of common stock in treasury - 89,124,560 shares at 6/30/2020 and 86,069,234 shares at 12/31/2019	(5,469)	(5,291)
Total shareholders’ equity	7,802	7,327
Total liabilities and shareholders’ equity	$84,397	$73,402
See notes to consolidated financial statements (unaudited).

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)
Comerica Incorporated and Subsidiaries

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except per share data)	2020	2019	2020	2019
INTEREST INCOME
Interest and fees on loans	$434	$635	$951	$1,256
Interest on investment securities	74	75	148	147
Interest on short-term investments	3	17	21	34
Total interest income	511	727	1,120	1,437
INTEREST EXPENSE
Interest on deposits	20	67	76	119
Interest on short-term borrowings	1	6	1	7
Interest on medium- and long-term debt	19	51	59	102
Total interest expense	40	124	136	228
Net interest income	471	603	984	1,209
Provision for credit losses	138	44	549	31
Net interest income after provision for credit losses	333	559	435	1,178
NONINTEREST INCOME
Card fees	68	65	127	128
Fiduciary income	52	52	106	101
Service charges on deposit accounts	42	51	91	102
Commercial lending fees	17	21	34	43
Foreign exchange income	9	11	20	22
Bank-owned life insurance	9	11	21	20
Letter of credit fees	9	10	18	19
Brokerage fees	5	7	12	14
Net securities gains (losses)	1	—	—	(8)
Other noninterest income	35	22	55	47
Total noninterest income	247	250	484	488
NONINTEREST EXPENSES
Salaries and benefits expense	249	245	491	510
Outside processing fee expense	62	65	119	128
Occupancy expense	37	37	74	74
Software expense	39	28	76	57
Equipment expense	12	12	24	24
Advertising expense	8	9	15	14
FDIC insurance expense	8	6	16	11
Other noninterest expenses	25	22	50	39
Total noninterest expenses	440	424	865	857
Income before income taxes	140	385	54	809
Provision for income taxes	27	87	6	172
NET INCOME	113	298	48	637
Less income allocated to participating securities	1	1	1	3
Net income attributable to common shares	$112	$297	$47	$634
Earnings per common share:
Basic	$0.81	$1.95	$0.34	$4.10
Diluted	0.80	1.94	0.34	4.06
Comprehensive income	97	429	441	864
Cash dividends declared on common stock	98	100	192	205
Cash dividends declared per common share	0.68	0.67	1.36	1.34
See notes to consolidated financial statements (unaudited).

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (unaudited)
Comerica Incorporated and Subsidiaries

					Accumulated
	Nonredeemable	Common Stock			Other			Total
	Preferred	Shares		Capital	Comprehensive	Retained	Treasury	Shareholders'
(in millions, except per share data)	Stock	Outstanding	Amount	Surplus	Income (Loss)	Earnings	Stock	Equity
BALANCE AT MARCH 31, 2019	$—	155.4	$1,141	$2,159	$(513)	$8,979	$(4,357)	$7,409
Net income	—	—	—	—	—	298	—	298
Other comprehensive income, net of tax	—	—	—	—	131	—	—	131
Cash dividends declared on common stock ($0.67 per share)	—	—	—	—	—	(100)	—	(100)
Purchase of common stock	—	(5.7)	—	—	—	—	(425)	(425)
Net issuance of common stock under employee stock plans	—	0.1	—	1	—	(1)	2	2
Share-based compensation	—	—	—	8	—	—	—	8
BALANCE AT JUNE 30, 2019	$—	149.8	$1,141	$2,168	$(382)	$9,176	$(4,780)	$7,323
BALANCE AT MARCH 31, 2020	$—	139.0	$1,141	$2,168	$174	$9,389	$(5,470)	$7,402
Net income	—	—	—	—	—	113	—	113
Other comprehensive loss, net of tax	—	—	—	—	(16)	—	—	(16)
Cash dividends declared on common stock ($0.68 per share)	—	—	—	—	—	(98)	—	(98)
Purchase of common stock	—	—	—	—	—	—	1	1
Issuance of preferred stock	395	—	—	—	—	—	—	395
Net issuance of common stock under employee stock plans	—	—	—	1	—	—	—	1
Share-based compensation	—	—	—	4	—	—	—	4
BALANCE AT JUNE 30, 2020	$395	139.0	$1,141	$2,173	$158	$9,404	$(5,469)	$7,802
BALANCE AT DECEMBER 31, 2018	$—	160.1	$1,141	$2,148	$(609)	$8,781	$(3,954)	$7,507
Cumulative effect of change in accounting principle	—	—	—	—	—	(14)	—	(14)
Net income	—	—	—	—	—	637	—	637
Other comprehensive income, net of tax	—	—	—	—	227	—	—	227
Cash dividends declared on common stock ($1.34 per share)	—	—	—	—	—	(205)	—	(205)
Purchase of common stock	—	(10.9)	—	—	—	—	(859)	(859)
Net issuance of common stock under employee stock plans	—	0.6	—	(12)	—	(23)	33	(2)
Share-based compensation	—	—	—	32	—	—	—	32
BALANCE AT JUNE 30, 2019	$—	149.8	$1,141	$2,168	$(382)	$9,176	$(4,780)	$7,323
BALANCE AT DECEMBER 31, 2019	$—	142.1	$1,141	$2,174	$(235)	$9,538	$(5,291)	$7,327
Cumulative effect of change in accounting principle	—	—	—	—	—	13	—	13
Net income	—	—	—	—	—	48	—	48
Other comprehensive income, net of tax	—	—	—	—	393	—	—	393
Cash dividends declared on common stock ($1.36 per share)	—	—	—	—	—	(192)	—	(192)
Purchase of common stock	—	(3.4)	—	—	—	—	(194)	(194)
Issuance of preferred stock	395	—	—	—	—	—	—	395
Net issuance of common stock under employee stock plans	—	0.3	—	(13)	—	(3)	16	—
Share-based compensation	—	—	—	12	—	—	—	12
BALANCE AT JUNE 30, 2020	$395	139.0	$1,141	$2,173	$158	$9,404	$(5,469)	$7,802
See notes to consolidated financial statements (unaudited).

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
Comerica Incorporated and Subsidiaries

	Six Months Ended June 30,
(in millions)	2020	2019
OPERATING ACTIVITIES
Net income	$48	$637
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	549	31
Benefit for deferred income taxes	(95)	(4)
Depreciation and amortization	55	57
Net periodic defined benefit credit	(13)	(14)
Share-based compensation expense	12	32
Net amortization of securities	1	1
Net securities losses	—	8
Net change in:
Accrued income receivable	43	(12)
Accrued expenses payable	(64)	(86)
Other, net	208	(225)
Net cash provided by operating activities	744	425
INVESTING ACTIVITIES
Investment securities available-for-sale:
Maturities and redemptions	1,311	991
Sales	—	987
Purchases	(1,387)	(2,043)
Net change in loans	(3,229)	(1,685)
Proceeds from sales of foreclosed property	1	—
Net increase in premises and equipment	(29)	(29)
Federal Home Loan Bank stock:
Purchases	(51)	(49)
Redemptions	30	—
Proceeds from bank-owned life insurance settlements	10	7
Net cash used in investing activities	(3,344)	(1,821)
FINANCING ACTIVITIES
Net change in:
Deposits	10,327	(209)
Short-term borrowings	681	1,689
Medium- and long-term debt:
Maturities and redemptions	(925)	(350)
Issuances and advances	—	350
Preferred stock:
Issuance	395	—
Common stock:
Repurchases	(199)	(872)
Cash dividends paid	(191)	(203)
Issuances under employee stock plans	5	11
Net cash provided by financing activities	10,093	416
Net increase (decrease) in cash and cash equivalents	7,493	(980)
Cash and cash equivalents at beginning of period	5,818	4,561
Cash and cash equivalents at end of period	$13,311	$3,581
Interest paid	$152	$220
Income tax paid	77	161
Noncash investing and financing activities:
Loans transferred to other real estate	1	2
See notes to consolidated financial statements (unaudited).

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries
NOTE 1 - BASIS OF PRESENTATION AND ACCOUNTING POLICIES
Organization
The accompanying unaudited consolidated financial statements were prepared in accordance with United States (U.S.) generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation were included. The results of operations for the six months ended June 30, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020. Certain items in prior periods were reclassified to conform to the current presentation. For further information, refer to the consolidated financial statements and footnotes thereto included in the Annual Report of Comerica Incorporated and Subsidiaries (the Corporation) on Form 10-K for the year ended December 31, 2019.
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
        Topic 326 also requires expected credit losses on available-for-sale (AFS) debt securities to be recorded as an allowance for credit losses. For certain types of debt securities, such as U.S. Treasuries and other securities with government guarantees, entities may expect zero credit losses. The zero-loss expectation applies to all the Corporation’s securities and no allowance for credit losses was recorded on its AFS securities portfolio at transition.
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
•Internal Risk Ratings: Loss factors are dependent on loan risk ratings for business loans. Risk ratings are assigned at origination, based on inherent credit risk, and may be updated based on new information that becomes available, periodic reviews of credit quality, a change in borrower performance or modifications to lending agreements.
•Economic Forecasts: Management selects economic variables it believes to be most relevant based on the composition of the loan portfolio and customer base, including forecasted levels of employment, gross domestic product, corporate bond and treasury spreads, industrial production levels, consumer and commercial real estate price indices as well as housing statistics. Different economic forecast scenarios ranging from more benign to more severe are evaluated each reporting period to forecast losses over the contractual life of the loan portfolio.
•Forecast Period: Economic forecasts are applied over the period management believes it can estimate reasonable and supportable forecasts. Forecast periods may be adjusted in response to changes in the economic environment. To estimate losses for contractual periods that extend beyond the forecast horizon, the Corporation reverts to an average historical loss experience. The Corporation typically forecasts economic variables over a two-year horizon, followed by an immediate reversion to an average historical loss experience that generally incorporates a full economic cycle. Management reviews this methodology on at least an annual basis.
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
        Credit losses for loans that no longer share risk characteristics with the loan pools are estimated on an individual basis. Individual credit loss estimates are typically performed for nonaccrual loans and modified loans classified as troubled debt restructurings (TDRs) and are based on one of several methods, including the estimated fair value of the underlying collateral, observable market value of similar debt or the present value of expected cash flows. The Corporation considers certain loans to be collateral-dependent if the borrower is experiencing financial difficulty and management expects repayment for the loan to be substantially through the operation or sale of the collateral. For collateral-dependent loans, loss estimates are based on the fair value of collateral, less estimated cost to sell (if applicable). Collateral values supporting individually evaluated loans are assessed quarterly and appraisals are typically obtained at least annually.
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

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries
Allowance for Credit Losses on Lending-Related Commitments
The allowance for credit losses on lending-related commitments estimates current expected credit losses on collective pools of letters of credit and unused commitments to extend credit based on reserve factors, determined in a manner similar to business loans, multiplied by a probability of draw estimate, based on historical experience and credit risk, applied to commitment amounts. The allowance for credit losses on lending-related commitments is included in accrued expenses and other liabilities on the Consolidated Balance Sheets, with the corresponding charge included in the provision for credit losses on the Consolidated Statements of Comprehensive Income.
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
        Goodwill, included in accrued income and other assets on the Consolidated Balance Sheets, is initially recorded as the excess of the purchase price over the fair value of net assets acquired in a business combination and is subsequently evaluated at least annually for impairment. Goodwill impairment testing is performed at the reporting unit level, equivalent to a business segment or one level below. The Corporation has three reporting units: the Commercial Bank, the Retail Bank and Wealth Management.
        The Corporation performs its annual evaluation of goodwill impairment in the third quarter of each year and may elect to perform a quantitative impairment analysis or first conduct a qualitative analysis to determine if a quantitative analysis is necessary. Additionally, the Corporation evaluates goodwill impairment on an interim basis if events or changes in circumstances between annual tests indicate additional testing may be warranted to determine if goodwill might be impaired. Factors considered in the assessment of the likelihood of impairment include macroeconomic conditions, industry and market considerations, stock performance of the Corporation and its peers, financial performance of the reporting units, and previous results of goodwill impairment tests, amongst other factors. Based on the results of the qualitative analysis, the Corporation determines whether a quantitative test is deemed necessary. The quantitative test compares the estimated fair value of identified reporting units with their carrying amount, including goodwill. If the estimated fair value of the reporting unit is less than the carrying value, an impairment charge would be recorded for the excess, not to exceed the amount of goodwill allocated to the reporting unit.
Software
        Effective January 1, 2020, the Corporation adopted the provisions of ASU No. 2018-15, “Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract," using a prospective approach for implementation costs incurred subsequent to the adoption of the standard. Amortization expense from capitalized implementation costs of hosting arrangements that are service contracts and fees associated with the hosting elements of the arrangements, are included in software expense in the Consolidated Statements of Comprehensive Income, along with other software-related expenses. For the three- and six-month periods ended June 30, 2020, software expense included $8 million and $15 million of hosting fees that would have previously been included in outside processing fee expense.
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
        Capitalized implementation costs of hosting arrangements that are service contracts were insignificant for the three- and six-month periods ended June 30, 2020.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries
Reference Rate Reform
        In March 2020, the Financial Accounting Standards Board (FASB) issued ASU No. 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting,” (ASU 2020-04), to provide temporary optional guidance to ease the potential accounting burden of reference rate reform. ASU 2020-04 is effective for eligible contract modifications from January 1, 2020 through December 31, 2022. Approximately 72 percent of the Corporation’s loans at June 30, 2020 were tied to the London Interbank Offered Rate (LIBOR). The Corporation uses interest rate swaps to convert variable-LIBOR rate loans to fixed rates for approximately 11 percent of the loan portfolio. Additional contracts with exposure to LIBOR include swaps converting fixed-rate long-term debt to variable LIBOR rates. The Corporation adopted the provisions of ASU 2020-04 for loan contract modifications as of January 1, 2020 and for all existing hedging relationships as of that date or entered into in the first quarter of 2020.
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
Investment securities available-for-sale, derivatives, deferred compensation plans and equity securities with readily determinable fair values (primarily money market mutual funds) are recorded at fair value on a recurring basis. Additionally, from time to time, the Corporation may be required to record other assets and liabilities at fair value on a nonrecurring basis, such as nonaccrual loans and loans classified as TDRs, other real estate (primarily foreclosed property), nonmarketable equity securities and certain other assets and liabilities. These nonrecurring fair value adjustments typically involve write-downs of individual assets or application of lower of cost or fair value accounting.
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

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries
Assets and Liabilities Recorded at Fair Value on a Recurring Basis
The following tables present the recorded amount of assets and liabilities measured at fair value on a recurring basis as of June 30, 2020 and December 31, 2019.

(in millions)	Total	Level 1	Level 2	Level 3
June 30, 2020
Deferred compensation plan assets	$92	$92	$—	$—
Equity securities	50	50	—	—
Investment securities available-for-sale:
U.S. Treasury and other U.S. government agency securities	2,852	2,852	—	—
Residential mortgage-backed securities (a)	9,907	—	9,907	—
Total investment securities available-for-sale	12,759	2,852	9,907	—
Derivative assets:
Interest rate contracts	649	—	605	44
Energy derivative contracts	271	—	271	—
Foreign exchange contracts	15	—	15	—
Total derivative assets	935	—	891	44
Total assets at fair value	$13,836	$2,994	$10,798	$44
Derivative liabilities:
Interest rate contracts	$73	$—	$73	$—
Energy derivative contracts	263	—	263	—
Foreign exchange contracts	15	—	15	—
Total derivative liabilities	351	—	351	—
Deferred compensation plan liabilities	92	92	—	—
Total liabilities at fair value	$443	$92	$351	$—
December 31, 2019
Deferred compensation plan assets	$95	$95	$—	$—
Equity securities	54	54	—	—
Investment securities available-for-sale:
U.S. Treasury and other U.S. government agency securities	2,792	2,792	—	—
Residential mortgage-backed securities (a)	9,606	—	9,606	—
Total investment securities available-for-sale	12,398	2,792	9,606	—
Derivative assets:
Interest rate contracts	211	—	189	22
Energy derivative contracts	96	—	96	—
Foreign exchange contracts	10	—	10	—
Total derivative assets	317	—	295	22
Total assets at fair value	$12,864	$2,941	$9,901	$22
Derivative liabilities:
Interest rate contracts	$39	$—	$39	$—
Energy derivative contracts	92	—	92	—
Foreign exchange contracts	10	—	10	—
Total derivative liabilities	141	—	141	—
Deferred compensation plan liabilities	95	95	—	—
Total liabilities at fair value	$236	$95	$141	$—
(a)Issued and/or guaranteed by U.S. government agencies or U.S. government-sponsored enterprises.

        There were no transfers of assets or liabilities recorded at fair value on a recurring basis into or out of Level 3 fair value measurements during each of the three- and six-month periods ended June 30, 2020 and 2019.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries
The following table summarizes the changes in Level 3 assets and liabilities measured at fair value on a recurring basis for the three- and six-month periods ended June 30, 2020 and 2019.

		Net Realized/Unrealized Gains (Losses) (Pretax) Recorded in Earnings (a)
	Balance at Beginning of Period				Balance at End of Period
				Payments, Sales and Redemptions
(in millions)		Realized	Unrealized
Three Months Ended June 30, 2020
Derivative assets:
Interest rate contracts	$43	$—	$1	$—	$44
Three Months Ended June 30, 2019
Derivative assets:
Interest rate contracts	$14	$—	$7	$—	$21
Six Months Ended June 30, 2020
Derivative assets:
Interest rate contracts	$22	$—	$22	$—	$44
Six Months Ended June 30, 2019
Derivative assets:
Interest rate contracts	$9	$—	$12	$—	$21
(a)Realized and unrealized gains and losses due to changes in fair value are recorded in other noninterest income on the Consolidated Statements of Comprehensive Income.

Assets and Liabilities at Fair Value on a Nonrecurring Basis
The Corporation may be required to record certain assets and liabilities at fair value on a nonrecurring basis. These include assets that are recorded at the lower of cost or fair value, and were recognized at fair value since it was less than cost at the end of the period.
The following table presents assets recorded at fair value on a nonrecurring basis at June 30, 2020 and December 31, 2019. No liabilities were recorded at fair value on a nonrecurring basis at June 30, 2020 and December 31, 2019.

(in millions)	Level 3
June 30, 2020
Loans:
Commercial	$146
Total assets at fair value	$146
December 31, 2019
Loans:
Commercial	$70
Total assets at fair value	$70
Level 3 assets recorded at fair value on a nonrecurring basis at June 30, 2020 and December 31, 2019 included both nonaccrual loans and TDRs for which a specific allowance was established based on the fair value of collateral. The unobservable inputs were the additional adjustments applied by management to the appraised values to reflect such factors as non-current appraisals and revisions to estimated time to sell. These adjustments are determined based on qualitative judgments made by management on a case-by-case basis and are not quantifiable inputs, although they are used in the determination of fair value.
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

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries
The carrying amount and estimated fair value of financial instruments not recorded at fair value in their entirety on a recurring basis on the Corporation’s Consolidated Balance Sheets are as follows:

	Carrying Amount	Estimated Fair Value
(in millions)		Total	Level 1	Level 2	Level 3
June 30, 2020
Assets
Cash and due from banks	$1,048	$1,048	$1,048	$—	$—
Interest-bearing deposits with banks	12,263	12,263	12,263	—	—
Loans held-for-sale	11	11	—	11	—
Total loans, net of allowance for loan losses (a)	52,439	52,273	—	—	52,273
Customers’ liability on acceptances outstanding	2	2	2	—	—
Restricted equity investments	269	269	269	—	—
Nonmarketable equity securities (b)	5	10
Liabilities
Demand deposits (noninterest-bearing)	35,582	35,582	—	35,582	—
Interest-bearing deposits	29,482	29,482	—	29,482	—
Customer certificates of deposit	2,656	2,662	—	2,662	—
Total deposits	67,720	67,726	—	67,726	—
Short-term borrowings	752	752	752	—	—
Acceptances outstanding	2	2	2	—	—
Medium- and long-term debt	6,521	6,465	—	6,465	—
Credit-related financial instruments	(81)	(81)	—	—	(81)
December 31, 2019
Assets
Cash and due from banks	$973	$973	$973	$—	$—
Interest-bearing deposits with banks	4,845	4,845	4,845	—	—
Loans held-for-sale	6	6	—	6	—
Total loans, net of allowance for loan losses (a)	49,732	49,975	—	—	49,975
Customers’ liability on acceptances outstanding	2	2	2	—	—
Restricted equity investments	248	248	248	—	—
Nonmarketable equity securities (b)	5	10
Liabilities
Demand deposits (noninterest-bearing)	27,382	27,382	—	27,382	—
Interest-bearing deposits	26,802	26,802	—	26,802	—
Certificates of deposit	2,978	2,968	—	2,968	—
Other time deposits	133	133	—	133	—
Total deposits	57,295	57,285	—	57,285	—
Short-term borrowings	71	71	71	—	—
Acceptances outstanding	2	2	2	—	—
Medium- and long-term debt	7,269	7,316	—	7,316	—
Credit-related financial instruments	(57)	(57)	—	—	(57)
(a)Included $146 million and $70 million of loans recorded at fair value on a nonrecurring basis at June 30, 2020 and December 31, 2019, respectively.
(b)Certain investments that are measured at fair value using the net asset value have not been classified in the fair value hierarchy. The fair value amounts presented in the table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the Consolidated Balance Sheets.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries
NOTE 3 - INVESTMENT SECURITIES
A summary of the Corporation’s investment securities follows:

(in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2020
Investment securities available-for-sale:
U.S. Treasury and other U.S. government agency securities	$2,747	$105	$—	$2,852
Residential mortgage-backed securities (a)	9,641	266	—	9,907
Total investment securities available-for-sale	$12,388	$371	$—	$12,759

December 31, 2019
Investment securities available-for-sale:
U.S. Treasury and other U.S. government agency securities	$2,745	$47	$—	$2,792
Residential mortgage-backed securities (a)	9,568	66	28	9,606
Total investment securities available-for-sale	$12,313	$113	$28	$12,398
(a)Issued and/or guaranteed by U.S. government agencies or U.S. government-sponsored enterprises.
A summary of the Corporation’s investment securities in an unrealized loss position as of June 30, 2020 and December 31, 2019 follows:

	Temporarily Impaired
	Less than 12 Months		12 Months or more		Total
(in millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
June 30, 2020
Residential mortgage-backed securities (a)	$1	$—	$—	$—	$1	$—
Total temporarily impaired securities	$1	$—	$—	$—	$1	$—
December 31, 2019
Residential mortgage-backed securities (a)	$1,494	$7	$1,906	$21	$3,400	$28
Total temporarily impaired securities	$1,494	$7	$1,906	$21	$3,400	$28
(a)Issued and/or guaranteed by U.S. government agencies or U.S. government-sponsored enterprises.
Unrealized losses resulted from changes in market interest rates and liquidity. The Corporation’s portfolio is comprised of securities issued or guaranteed by the U.S. government or government-sponsored enterprises. As such, it is expected that the securities would not be settled at a price less than the amortized cost of the investments. Further, the Corporation does not intend to sell the investments, and it is not more likely than not that it will be required to sell the investments before recovery of amortized costs.
Interest receivable on investment securities totaled $19 million at June 30, 2020 and $20 million at December 31, 2019 and was included in accrued income and other assets on the Consolidated Balance Sheets.
Sales, calls and write-downs of investment securities available-for-sale resulted in the following gains and losses recorded in net securities gains (losses) on the Consolidated Statements of Comprehensive Income, computed based on the adjusted cost of the specific security.

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2020	2019	2020	2019
Securities gains	$1	$—	$1	$—
Securities losses	—	—	(1)	(8)
Net securities gains (losses)	$1	$—	$—	$(8)

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

(in millions)
June 30, 2020	Amortized Cost	Fair Value
Contractual maturity
Within one year	$780	$796
After one year through five years	2,115	2,212
After five years through ten years	872	898
After ten years	8,621	8,853
Total investment securities	$12,388	$12,759
Included in the contractual maturity distribution in the table above were residential mortgage-backed securities with a total amortized cost of $9.6 billion and a fair value of $9.9 billion. The actual cash flows of mortgage-backed securities may differ as borrowers of the underlying loans may exercise prepayment options.
At June 30, 2020, investment securities with a carrying value of $5.7 billion were pledged where permitted or required by law, including $5.2 billion pledged to the Federal Home Loan Bank (FHLB) as collateral for potential future borrowings of approximately $5.0 billion and $506 million to secure $432 million of liabilities, primarily public and other deposits of state and local government agencies as well as derivative instruments. For information on FHLB borrowings, refer to Note 7.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries
NOTE 4 – CREDIT QUALITY AND ALLOWANCE FOR CREDIT LOSSES
The following table presents an aging analysis of the amortized cost basis of loans.

	Loans Past Due and Still Accruing
(in millions)	30-59 Days	60-89 Days	90 Days or More	Total	Nonaccrual Loans	Current Loans (a)	Total Loans
June 30, 2020
Business loans:
Commercial	$48	$53	$24	$125	$200	$33,501	$33,826
Real estate construction:
Commercial Real Estate business line (b)	16	—	—	16	$—	3,531	3,547
Other business lines (c)	—	3	—	3	—	402	405
Total real estate construction	16	3	—	19	—	3,933	3,952
Commercial mortgage:
Commercial Real Estate business line (b)	1	9	—	10	$3	2,279	2,292
Other business lines (c)	25	2	6	33	18	7,582	7,633
Total commercial mortgage	26	11	6	43	21	9,861	9,925
Lease financing	—	—	—	—	1	588	589
International	—	—	5	5	—	1,099	1,104
Total business loans	90	67	35	192	222	48,982	49,396

Retail loans:
Residential mortgage	27	9	—	36	24	1,826	1,886
Consumer:
Home equity	12	1	—	13	21	1,635	1,669
Other consumer	1	—	6	7	—	488	495
Total consumer	13	1	6	20	21	2,123	2,164
Total retail loans	40	10	6	56	45	3,949	4,050
Total loans	$130	$77	$41	$248	$267	$52,931	$53,446
December 31, 2019
Business loans:
Commercial	$27	$7	$17	$51	$148	$31,274	$31,473
Real estate construction:
Commercial Real Estate business line (b)	6	—	—	6	—	3,038	3,044
Other business lines (c)	—	7	—	7	—	404	411
Total real estate construction	6	7	—	13	—	3,442	3,455
Commercial mortgage:
Commercial Real Estate business line (b)	9	—	—	9	2	2,165	2,176
Other business lines (c)	16	18	9	43	12	7,328	7,383
Total commercial mortgage	25	18	9	52	14	9,493	9,559
Lease financing	1	—	—	1	—	587	588
International	—	5	—	5	—	1,004	1,009
Total business loans	59	37	26	122	162	45,800	46,084

Retail loans:
Residential mortgage	15	2	—	17	20	1,808	1,845
Consumer:
Home equity	4	5	—	9	17	1,685	1,711
Other consumer	2	3	—	5	—	724	729
Total consumer	6	8	—	14	17	2,409	2,440
Total retail loans	21	10	—	31	37	4,217	4,285
Total loans	$80	$47	$26	$153	$199	$50,017	$50,369
(a)Includes $4.5 billion of loans with deferred payments not considered past due in accordance with the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) at June 30, 2020.
(b)Primarily loans to real estate developers.
(c)Primarily loans secured by owner-occupied real estate.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries
The following table presents loans by credit quality indicator (CQI) and vintage year. CQI is based on internal risk ratings assigned to each business loan at the time of approval and subjected to subsequent reviews, generally at least annually, and to pools of retail loans with similar risk characteristics. Vintage year is the year of origination or major modification.

	June 30, 2020										December 31, 2019
	Vintage Year
(in millions)	2020		2019	2018	2017	2016	Prior	Revolvers	Revolvers Converted to Term	Total	Total
Business loans:
Commercial:
Pass (a)	$5,029	(b)	$2,673	$1,876	$1,259	$572	$966	$18,708	$16	$31,099	$29,785
Criticized (c)	30		305	239	147	104	205	1,695	2	2,727	1,688
Total commercial	5,059		2,978	2,115	1,406	676	1,171	20,403	18	33,826	31,473
Real estate construction
Pass (a)	127		878	1,293	795	458	218	152	—	3,921	3,424
Criticized (c)	—		2	4	24	—	1	—	—	31	31
Total real estate construction	127		880	1,297	819	458	219	152	—	3,952	3,455
Commercial mortgage
Pass (a)	1,058		1,713	1,220	1,254	915	2,790	499	—	9,449	9,262
Criticized (c)	31		96	32	47	47	215	8	—	476	297
Total commercial mortgage	1,089		1,809	1,252	1,301	962	3,005	507	—	9,925	9,559
Lease financing
Pass (a)	63		131	84	56	17	213	—	—	564	579
Criticized (c)	1		18	3	2	1	—	—	—	25	9
Total lease financing	64		149	87	58	18	213	—	—	589	588
International
Pass (a)	272		185	129	13	3	75	374	—	1,051	972
Criticized (c)	5		—	—	10	8	2	28	—	53	37
Total international	277		185	129	23	11	77	402	—	1,104	1,009
Total business loans	6,616		6,001	4,880	3,607	2,125	4,685	21,464	18	49,396	46,084
Retail loans:
Residential mortgage
Pass (a)	355		251	149	305	255	538	—	—	1,853	1,823
Criticized (c)	—		—	5	4	3	21	—	—	33	22
Total residential mortgage	355		251	154	309	258	559	—	—	1,886	1,845
Consumer:
Home equity
Pass (a)	—		—	—	—	—	19	1,544	82	1,645	1,682
Criticized (c)	—		—	—	—	—	1	17	6	24	29
Total home equity	—		—	—	—	—	20	1,561	88	1,669	1,711
Other consumer
Pass (a)	13		79	19	4	6	58	306	—	485	722
Criticized (c)	—		1	3	—	—	—	6	—	10	7
Total other consumer	13		80	22	4	6	58	312	—	495	729
Total consumer	13		80	22	4	6	78	1,873	88	2,164	2,440
Total retail loans	368		331	176	313	264	637	1,873	88	4,050	4,285
Total loans	$6,984		$6,332	$5,056	$3,920	$2,389	$5,322	$23,337	$106	$53,446	$50,369
(a)Includes all loans not included in the categories of special mention, substandard or nonaccrual.
(b)Includes $3.8 billion of Small Business Administration Paycheck Protection Program (PPP) loans at June 30, 2020.
(c)Includes loans with an internal rating of special mention, substandard loans for which the accrual of interest has not been discontinued and nonaccrual loans. Special mention loans have potential credit weaknesses that deserve management’s close attention, such as loans to borrowers who may be experiencing financial difficulties that may result in deterioration of repayment prospects from the borrower at some future date. Accruing substandard loans have a well-defined weakness, or weaknesses, such as loans to borrowers who may be experiencing losses from operations or inadequate liquidity of a degree and duration that jeopardizes the orderly repayment of the loan. Substandard loans are also distinguished by the distinct possibility of loss in the future if these weaknesses are not corrected. Nonaccrual loans are loans for which the accrual of interest has been discontinued. For further information regarding nonaccrual loans, refer to the Nonperforming Assets subheading in Note 1 - Basis of Presentation and Accounting Policies - on page F-51 in the Corporation's 2019 Annual Report. These categories are generally consistent with the "special mention" and "substandard" categories as defined by regulatory authorities. A minority of nonaccrual loans are consistent with the "doubtful" category.
Loan interest receivable totaled $132 million and $172 million at June 30, 2020 and December 31, 2019, respectively, and was included in accrued income and other assets on the Consolidated Balance Sheets.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries
Allowance for Credit Losses
The following table details the changes in the allowance for credit losses.

	2020			2019
(in millions)	Business Loans	Retail Loans	Total	Business Loans	Retail Loans	Total
Three Months Ended June 30
Balance at beginning of period:
Allowance for loan losses	$861	$55	$916	$608	$39	$647
Allowance for credit losses on lending-related commitments	52	10	62	27	3	30
Allowance for credit losses	913	65	978	635	42	677
Loan charge-offs	(56)	(1)	(57)	(43)	(1)	(44)
Recoveries on loans previously charged-off	6	1	7	10	1	11
Net loan charge-offs	(50)	—	(50)	(33)	—	(33)
Provision for credit losses:
Provision for loan losses	132	9	141	43	—	43
Provision for credit losses on lending-related commitments	(2)	(1)	(3)	1	—	1
Provision for credit losses	130	8	138	44	—	44
Balance at end of period:
Allowance for loan losses	943	64	1,007	618	39	657
Allowance for credit losses on lending-related commitments	50	9	59	28	3	31
Allowance for credit losses	$993	$73	$1,066	$646	$42	$688
Six Months Ended June 30
Balance at beginning of period
Allowance for loan losses	$601	$36	$637	$627	$44	$671
Allowance for credit losses on lending-related commitments	28	3	31	26	4	30
Allowance for credit losses	629	39	668	653	48	701
Cumulative effect of change in accounting principle	(42)	25	(17)	—	—	—
Loan charge-offs	(143)	(3)	(146)	(62)	(2)	(64)
Recoveries on loans previously charged-off	11	1	12	18	2	20
Net loan charge-offs	(132)	(2)	(134)	(44)	—	(44)
Provision for credit losses:
Provision for loan losses	516	5	521	35	(5)	30
Provision for credit losses on lending-related commitments	22	6	28	2	(1)	1
Provision for credit losses	538	11	549	37	(6)	31
Balance at end of period:
Allowance for loan losses	943	64	1,007	618	39	657
Allowance for credit losses on lending-related commitments	50	9	59	28	3	31
Allowance for credit losses	$993	$73	$1,066	$646	$42	$688
Allowance for loan losses as a percentage of total loans	1.91%	1.59%	1.88%	1.30%	0.89%	1.27%
Allowance for loan losses as a percentage of total loans excluding PPP loans	2.07%	n/a	2.03%	n/a	n/a	n/a
Allowance for credit losses as a percentage of total loans	2.01%	1.82%	1.99%	1.36%	0.96%	1.33%
Allowance for credit losses as a percentage of total loans excluding PPP loans	2.18%	n/a	2.15%	n/a	n/a	n/a
n/a - not applicable

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries
Nonaccrual Loans
The following table presents additional information regarding nonaccrual loans. No interest income was recognized on nonaccrual loans for the three- and six-month periods ended June 30, 2020 and 2019, respectively.

(in millions)	Nonaccrual Loans with No Related Allowance	Nonaccrual Loans with Related Allowance	Total Nonaccrual Loans
June 30, 2020
Business loans:
Commercial	$32	$168	$200
Commercial mortgage:
Commercial Real Estate business line (a)	2	1	3
Other business lines (b)	6	12	18
Total commercial mortgage	8	13	21
Lease financing	—	1	1
Total business loans	40	182	222
Retail loans:
Residential mortgage	24	—	24
Consumer:
Home equity	21	—	21
Total retail loans	45	—	45
Total nonaccrual loans	$85	$182	$267
December 31, 2019
Business loans:
Commercial	$29	$119	$148
Commercial mortgage:
Commercial Real Estate business line (a)	2	—	2
Other business lines (b)	1	11	12
Total commercial mortgage	3	11	14
Total business loans	32	130	162
Retail loans:
Residential mortgage	20	—	20
Consumer:
Home equity	17	—	17
Total retail loans	37	—	37
Total nonaccrual loans	$69	$130	$199
(a)Primarily loans to real estate developers.
(b)Primarily loans secured by owner-occupied real estate.

Foreclosed Properties
Foreclosed properties totaled $11 million at both June 30, 2020 and December 31, 2019. There were no retail loans secured by residential real estate properties in process of foreclosure included in nonaccrual loans at June 30, 2020 and December 31, 2019.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries
Troubled Debt Restructurings
The following table details the amortized cost basis at June 30, 2020 and 2019 of loans considered to be TDRs that were restructured during the three- and six-month periods ended June 30, 2020 and 2019, by type of modification. In cases of loans with more than one type of modification, the loans were categorized based on the most significant modification.

	2020			2019
	Type of Modification			Type of Modification
(in millions)	Principal Deferrals (a)	Interest Rate Reductions	Total Modifications	Principal Deferrals (a)	Interest Rate Reductions	Total Modifications
Three Months Ended June 30,
Home equity (b)	$—	$—	$—	$—	$1	$1
Total loans	$—	$—	$—	$—	$1	$1
Six Months Ended June 30,
Business loans:
Commercial	$16	$—	$16	$11	$—	$11
Commercial mortgage:
Other business lines (c)	1	—	$1	1	—	1
Total business loans	17	—	17	12	—	12
Retail loans:
Consumer:
Home equity (b)	—	—	—	—	1	1
Total loans	$17	$—	$17	$12	$1	$13
(a)Primarily represents loan balances where terms were extended by more than an insignificant time period, typically more than 180 days, at or above contractual interest rates. Also includes commercial loans restructured in bankruptcy.
(b)Includes bankruptcy loans for which the court has discharged the borrower's obligation and the borrower has not reaffirmed the debt.
(c)Primarily loans secured by owner-occupied real estate.
The Corporation charges interest on principal balances outstanding during deferral periods. Additionally, none of the modifications involved forgiveness of principal. At June 30, 2020 and December 31, 2019, commitments to lend additional funds to borrowers whose terms have been modified in TDRs totaled $2 million and $3 million, respectively. On an ongoing basis, the Corporation monitors the performance of modified loans to their restructured terms. The allowance for loan losses continues to be reassessed on the basis of an individual evaluation of the loan.
For principal deferrals, incremental deterioration in the credit quality of the loan, represented by a downgrade in the risk rating of the loan, for example, due to missed interest payments or a reduction of collateral value, is considered a subsequent default. For interest rate reductions, a subsequent payment default is defined in terms of delinquency, when a principal or interest payment is 90 days past due. Of the TDRs modified during the twelve-month periods ended June 30, 2020 and 2019, principal deferrals totaled $6 million and $15 million in the three- and six-month periods ended June 30, 2020, respectively compared to none in the comparable periods in 2019. There were no subsequent defaults of interest rate reductions during either of the three- and six-month periods ended June 30, 2020 and 2019.

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

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries
Credit risk is the possible loss that may occur in the event of nonperformance by the counterparty to a financial instrument. The Corporation attempts to minimize credit risk arising from customer-initiated derivatives by evaluating the creditworthiness of each customer, adhering to the same credit approval process used for traditional lending activities and obtaining collateral as deemed necessary. Derivatives with dealer counterparties are either cleared through a clearinghouse or settled directly with a single counterparty. For derivatives settled directly with dealer counterparties, the Corporation utilizes counterparty risk limits and monitoring procedures as well as master netting arrangements and bilateral collateral agreements to facilitate the management of credit risk. Master netting arrangements effectively reduce credit risk by permitting settlement of positive and negative positions and offset cash collateral held with the same counterparty on a net basis. Bilateral collateral agreements require daily exchange of cash or highly rated securities issued by the U.S. Treasury or other U.S. government entities to collateralize amounts due to either party. At June 30, 2020, counterparties with bilateral collateral agreements deposited $216 million of cash with the Corporation to secure the fair value of contracts in an unrealized gain position, and the Corporation had pledged $56 million of marketable investment securities and posted $30 million of cash as collateral for contracts in an unrealized loss position. For those counterparties not covered under bilateral collateral agreements, collateral is obtained, if deemed necessary, based on the results of management’s credit evaluation of the counterparty. Collateral varies, but may include cash, investment securities, accounts receivable, equipment or real estate. Included in the fair value of derivative instruments are credit valuation adjustments reflecting counterparty credit risk. These adjustments are determined by applying a credit spread for the counterparty or the Corporation, as appropriate, to the total expected exposure of the derivative. There were no derivative instruments with credit-risk-related contingent features that were in a liability position at June 30, 2020.
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

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries
The following table presents the composition of the Corporation’s derivative instruments held or issued for risk management purposes or in connection with customer-initiated and other activities at June 30, 2020 and December 31, 2019. The table excludes commitments and warrants accounted for as derivatives.

	June 30, 2020			December 31, 2019
		Fair Value			Fair Value
(in millions)	Notional/ Contract Amount (a)	Gross Derivative Assets	Gross Derivative Liabilities	Notional/ Contract Amount (a)	Gross Derivative Assets	Gross Derivative Liabilities
Risk management purposes
Derivatives designated as hedging instruments
Interest rate contracts:
Swaps - fair value - receive fixed/pay floating	$2,650	$—	$—	$3,325	$—	$—
Swaps - cash flow - receive fixed/pay floating	5,550	—	—	4,550	—	—
Derivatives used as economic hedges
Foreign exchange contracts:
Spot, forwards and swaps	330	1	2	330	—	2
Total risk management purposes	8,530	1	2	8,205	—	2
Customer-initiated and other activities
Interest rate contracts:
Caps and floors written	601	—	1	671	—	—
Caps and floors purchased	601	1	—	671	—	—
Swaps	20,039	648	72	16,485	211	39
Total interest rate contracts	21,241	649	73	17,827	211	39
Energy contracts:
Caps and floors written	439	—	46	477	—	23
Caps and floors purchased	439	46	—	477	23	—
Swaps	2,137	225	217	2,135	73	69
Total energy contracts	3,015	271	263	3,089	96	92
Foreign exchange contracts:
Spot, forwards, options and swaps	968	14	13	1,013	10	8
Total customer-initiated and other activities	25,224	934	349	21,929	317	139
Total gross derivatives	$33,754	$935	$351	$30,134	$317	$141
Amounts offset in the Consolidated Balance Sheets:
Netting adjustment - Offsetting derivative assets/liabilities		(54)	(54)		(63)	(63)
Netting adjustment - Cash collateral received/posted		(214)	(28)		(11)	(12)
Net derivatives included in the Consolidated Balance Sheets (b)		667	269		243	66
Amounts not offset in the Consolidated Balance Sheets:
Marketable securities pledged under bilateral collateral agreements		—	(53)		—	(21)
Net derivatives after deducting amounts not offset in the Consolidated Balance Sheets		$667	$216		$243	$45
(a)Notional or contractual amounts, which represent the extent of involvement in the derivatives market, are used to determine the contractual cash flows required in accordance with the terms of the agreement. These amounts are typically not exchanged, significantly exceed amounts subject to credit or market risk and are not reflected in the Consolidated Balance Sheets.
(b)Net derivative assets are included in accrued income and other assets and net derivative liabilities are included in accrued expenses and other liabilities on the Consolidated Balance Sheets. Included in the fair value of net derivative assets and net derivative liabilities are credit valuation adjustments reflecting counterparty credit risk and credit risk of the Corporation. The fair value of net derivative assets included credit valuation adjustments for counterparty credit risk of $25 million and $9 million at June 30, 2020 and December 31, 2019, respectively.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries
Risk Management
The Corporation's derivative instruments used for managing interest rate risk currently comprise swaps converting fixed-rate long-term debt to variable rates and variable-rate loans to fixed rates.
The following table details the effects of fair value hedging on the Consolidated Statements of Comprehensive Income.

	Interest on Medium- and Long-Term Debt
	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2020	2019	2020	2019
Total interest on medium- and long-term debt (a)	$19	$51	$59	$102
Fair value hedging relationships:
Interest rate contracts:
Hedged items	28	26	58	52
Derivatives designated as hedging instruments	(12)	—	(18)	1
(a) Includes the effects of hedging.
        For information on accumulated net gains on cash flow hedges, refer to Note 8.
        The following table summarizes the expected weighted average remaining maturity of the notional amount of risk management interest rate swaps, the carrying amount of the related hedged items and the weighted average interest rates associated with amounts expected to be received or paid on interest rate swap agreements as of June 30, 2020 and December 31, 2019.

Cash flow swaps - receive fixed/pay floating rate on variable-rate loans:

(dollar amounts in millions)	June 30, 2020	December 31, 2019
Derivative notional amount	$5,550	$4,550
Weighted average:
Remaining maturity (in years)	2.8	3.0
Receive rate	1.87%	1.94%
Pay rate (a)	0.17	1.71
(a)Variable rates paid on receive fixed swaps designated as cash flow hedges are based on one-month LIBOR rates in effect at June 30, 2020 and December 31, 2019.

Fair value swaps - receive fixed/pay floating rate on medium- and long-term debt:

(dollar amounts in millions)	June 30, 2020	December 31, 2019
Derivative notional amount	$2,650	$3,325
Carrying value of hedged items (a)	2,971	3,469
Weighted average:
Remaining maturity (in years)	5.1	4.6
Receive rate	3.68%	3.44%
Pay rate (b)	1.54	2.80
(a)Included $322 million and $146 million of cumulative hedging adjustments at June 30, 2020 and December 31, 2019, respectively, which included $6 million and $7 million, respectively, of hedging adjustment on a discontinued hedging relationship.
(b)Variable rates paid on receive fixed swaps designated as fair value hedges are based on one- and six-month LIBOR rates in effect at June 30, 2020 and December 31, 2019.
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
For customer-initiated foreign exchange contracts where offsetting positions have not been taken, the Corporation manages the remaining inherent market risk through individual foreign currency position limits and aggregate value-at-risk limits. These limits are established annually and reviewed quarterly. For those customer-initiated derivative contracts which were not offset or where the Corporation holds a position within the limits described above, the Corporation recognized no significant gains or losses in other noninterest income in the Consolidated Statements of Comprehensive Income for both the three- and six-month periods ended June 30, 2020 and 2019.
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

		Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	Location of Gain	2020	2019	2020	2019
Interest rate contracts	Other noninterest income	$8	$6	$16	$12
Energy contracts	Other noninterest income	2	2	3	3
Foreign exchange contracts	Foreign exchange income	9	11	20	22
Total		$19	$19	$39	$37
Credit-Related Financial Instruments
The Corporation issues off-balance sheet financial instruments in connection with commercial and consumer lending activities. The Corporation’s credit risk associated with these instruments is represented by the contractual amounts indicated in the following table.

(in millions)	June 30, 2020	December 31, 2019
Unused commitments to extend credit:
Commercial and other	$22,588	$23,681
Bankcard, revolving check credit and home equity loan commitments	3,275	3,180
Total unused commitments to extend credit	$25,863	$26,861
Standby letters of credit	$3,185	$3,320
Commercial letters of credit	19	18
The Corporation maintains an allowance to cover current expected credit losses on lending-related commitments, including unused commitments to extend credit, letters of credit and financial guarantees. The allowance for credit losses on lending-related commitments, included in accrued expenses and other liabilities on the Consolidated Balance Sheets, was $59 million and $31 million at June 30, 2020 and December 31, 2019, respectively.
Unused Commitments to Extend Credit
Commitments to extend credit are legally binding agreements to lend to a customer, provided there is no violation of any condition established in the contract. These commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many commitments expire without being drawn upon, the total contractual amount of commitments does not necessarily represent future cash requirements of the Corporation. Commercial and other unused commitments are primarily variable rate commitments. The allowance for credit losses on lending-related commitments included $47 million at June 30, 2020 and $25 million at December 31, 2019 for current expected credit losses on the Corporation’s unused commitments to extend credit.
Standby and Commercial Letters of Credit
Standby letters of credit represent conditional obligations of the Corporation which guarantee the performance of a customer to a third party. Standby letters of credit are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing and similar transactions. Commercial letters of credit are issued to finance foreign or domestic trade transactions. These contracts expire in decreasing amounts through the year 2028. The Corporation may enter

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries
into participation arrangements with third parties that effectively reduce the maximum amount of future payments which may be required under standby and commercial letters of credit. These risk participations covered $163 million and $161 million, respectively, of the $3.2 billion and $3.3 billion standby and commercial letters of credit outstanding at June 30, 2020 and December 31, 2019, respectively.
The carrying value of the Corporation’s standby and commercial letters of credit, included in accrued expenses and other liabilities on the Consolidated Balance Sheets, totaled $34 million at June 30, 2020, including $22 million in deferred fees and $12 million in the allowance for credit losses on lending-related commitments. At December 31, 2019, the comparable amounts were $32 million, $26 million and $6 million, respectively.
The following table presents a summary of criticized standby and commercial letters of credit at June 30, 2020 and December 31, 2019. The Corporation's criticized list is generally consistent with the Special Mention, Substandard and Doubtful categories defined by regulatory authorities. The Corporation manages credit risk through underwriting, periodically reviewing and approving its credit exposures using Board committee approved credit policies and guidelines.

(dollar amounts in millions)	June 30, 2020	December 31, 2019
Total criticized standby and commercial letters of credit	$83	$44
As a percentage of total outstanding standby and commercial letters of credit	2.6%	1.3%
Other Credit-Related Financial Instruments
The Corporation enters into credit risk participation agreements, under which the Corporation assumes credit exposure associated with a borrower’s performance related to certain interest rate derivative contracts. The Corporation is not a party to the interest rate derivative contracts and only enters into these credit risk participation agreements in instances in which the Corporation is also a party to the related loan participation agreements for such borrowers. The Corporation manages credit risk on credit risk participation agreements by monitoring the creditworthiness of the borrowers, based on the normal credit review process as if the Corporation had entered into the derivative instruments directly with the borrowers. The notional amount of such credit risk participation agreements reflects the pro-rata share of the derivative instrument, consistent with the Corporation's share of the related participated loan. As of June 30, 2020 and December 31, 2019, the total notional amount of the credit risk participation agreements was approximately $1.1 billion and $786 million, respectively, and the fair value was $3 million at June 30, 2020 and insignificant at December 31, 2019. The maximum estimated exposure to these agreements, as measured by projecting a maximum value of the guaranteed derivative instruments, assuming 100 percent default by all obligors on the maximum values, was $76 million and $20 million at June 30, 2020 and December 31, 2019, respectively. In the event of default, the lead bank has the ability to liquidate the assets of the borrower, in which case the lead bank would be required to return a percentage of the recouped assets to the participating banks. As of June 30, 2020, the weighted average remaining maturity of outstanding credit risk participation agreements was 4.7 years.

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
The Corporation accounts for its interests in LIHTC entities using the proportional amortization method. Ownership interests in other tax credit entities are accounted for under either the cost or equity method. Exposure to loss as a result of the Corporation's involvement in LIHTC entities and other tax credit entities at June 30, 2020 was limited to $451 million and $10 million, respectively.
Investment balances, including all legally binding commitments to fund future investments, are included in accrued income and other assets on the Consolidated Balance Sheets. A liability is recognized in accrued expenses and other liabilities

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries
on the Consolidated Balance Sheets for all legally binding unfunded commitments to fund tax credit entities ($173 million at June 30, 2020). Amortization and other write-downs of LIHTC investments are presented on a net basis as a component of the provision for income taxes on the Consolidated Statements of Comprehensive Income, while amortization and write-downs of other tax credit investments are recorded in other noninterest income. The income tax credits and deductions are recorded as a reduction of income tax expense and a reduction of federal income taxes payable.
The Corporation provided no financial or other support that was not contractually required to any of the above VIEs during the six months ended June 30, 2020 and 2019.
The following table summarizes the impact of these tax credit entities on the Corporation’s Consolidated Statements of Comprehensive Income.

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2020	2019	2020	2019
Other noninterest income:
Amortization of other tax credit investments	$—	$—	$—	$1
Provision for income taxes:
Amortization of LIHTC investments	17	17	34	32
Low income housing tax credits	(16)	(15)	(32)	(30)
Other tax benefits related to tax credit entities	(3)	(4)	(7)	(7)
Total provision for income taxes	$(2)	$(2)	$(5)	$(5)
For further information on the Corporation’s consolidation policy, see Note 1 to the consolidated financial statements in the Corporation's 2019 Annual Report.

NOTE 7 - MEDIUM- AND LONG-TERM DEBT
Medium- and long-term debt is summarized as follows:

(in millions)	June 30, 2020	December 31, 2019
Parent company
Subordinated notes:
3.80% subordinated notes due 2026 (a)	$284	$264
Medium- and long-term notes:
3.70% notes due 2023 (a)	917	884
4.00% notes due 2029 (a)	647	587
Total medium- and long-term notes	1,564	1,471
Total parent company	1,848	1,735
Subsidiaries
Subordinated notes:
4.00% subordinated notes due 2025 (a)	383	360
7.875% subordinated notes due 2026 (a)	213	202
Total subordinated notes	596	562
Medium- and long-term notes:
2.50% notes due 2020 (a)	—	674
2.50% notes due 2024 (a)	527	498
Total medium- and long-term notes	527	1,172
FHLB advances:
Floating-rate based on FHLB auction rate due 2026	2,800	2,800
Floating-rate based on FHLB auction rate due 2028	750	1,000
Total FHLB advances	3,550	3,800
Total subsidiaries	4,673	5,534
Total medium- and long-term debt	$6,521	$7,269
(a)The fixed interest rates on these notes have been swapped to a variable rate and designated in a hedging relationship. Accordingly, carrying value has been adjusted to reflect the change in the fair value of the debt as a result of changes in the benchmark rate.
        Subordinated notes with remaining maturities greater than one year qualify as Tier 2 capital.
        Comerica Bank (the Bank), a wholly-owned subsidiary of the Corporation, is a member of the FHLB, which provides short- and long-term funding to its members through advances collateralized by real estate-related assets. The interest rates on

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries
the FHLB advances resets between four and eight weeks, based on the FHLB auction rate. At June 30, 2020, the weighted-average rate on the FHLB advances was 0.31%. Each note may be prepaid in full, without penalty, at each scheduled reset date. Borrowing capacity is contingent on the amount of collateral available to be pledged to the FHLB. At June 30, 2020, $18.3 billion of real estate-related loans and $5.2 billion of investment securities were pledged to the FHLB as collateral for outstanding short- and long-term advances of $750 million and $3.6 billion, respectively, with an additional capacity for potential future borrowings of approximately $10.1 billion.
        Unamortized debt issuance costs deducted from the carrying amount of medium- and long-term debt totaled $11 million at June 30, 2020 and $12 million at December 31, 2019.

NOTE 8 - ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The following table presents a reconciliation of the changes in the components of accumulated other comprehensive income (loss) and details the components of other comprehensive income (loss) for the six months ended June 30, 2020 and 2019, including the amount of income tax expense (benefit) allocated to each component of other comprehensive income (loss).

	Six Months Ended June 30,
(in millions)	2020	2019
Accumulated net unrealized gains on investment securities:
Balance at beginning of period, net of tax	$65	$(138)
Net unrealized holding gains arising during the period	286	229
Less: Provision for income taxes	68	54
Net unrealized holding gains arising during the period, net of tax	218	175
Less:
Net realized losses included in net securities losses	—	(8)
Less: Benefit for income taxes	—	(2)
Reclassification adjustment for net securities losses included in net income, net of tax	—	(6)
Change in net unrealized gains on investment securities, net of tax	218	181
Balance at end of period, net of tax	$283	$43
Accumulated net gains on cash flow hedges:
Balance at beginning of period, net of tax	$34	$—
Net cash flow hedge gains arising during the period	233	51
Less: Provision for income taxes	56	12
Change in net cash flow hedge gains arising during the period, net of tax	177	39
Less:
Net cash flow hedge gains (losses) included in interest and fees on loans	22	(1)
Less: Provision for income taxes	7	—
Reclassification adjustment for net cash flow hedge gains (losses) included in net income, net of tax	15	(1)
Change in net cash flow hedge gains, net of tax	162	40
Balance at end of period, net of tax (a)	$196	$40
Accumulated defined benefit pension and other postretirement plans adjustment:
Balance at beginning of period, net of tax	$(334)	$(471)
Amortization of actuarial net loss	31	21
Amortization of prior service credit	(14)	(13)
Amounts recognized in other noninterest expenses	17	8
Less: Provision for income taxes	4	2
Change in defined benefit pension and other postretirement plans adjustment, net of tax	13	6
Balance at end of period, net of tax	$(321)	$(465)
Total accumulated other comprehensive income (loss) at end of period, net of tax	$158	$(382)
(a)The Corporation expects to reclassify $73 million of net gains, net of tax, from accumulated other comprehensive income to earnings over the next twelve months if interest yield curves and notional amounts remain at June 30, 2020 levels.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries
NOTE 9 - NET INCOME PER COMMON SHARE
Basic and diluted net income per common share are presented in the following table.

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except per share data)	2020	2019	2020	2019
Basic and diluted
Net income	$113	$298	$48	$637
Less: Income allocated to participating securities	1	1	1	3
Net income attributable to common share	$112	$297	$47	$634
Basic average common shares	139	152	140	155
Basic net income per common share	$0.81	$1.95	$0.34	$4.10
Basic average common shares	139	152	140	155
Dilutive common stock equivalents:
Net effect of the assumed exercise of stock awards	—	1	1	1
Diluted average common shares	139	153	141	156
Diluted net income per common share	$0.80	$1.94	$0.34	$4.06
The following average shares related to outstanding options to purchase shares of common stock were not included in the computation of diluted net income per common share because the options were anti-dilutive for the period.

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Average outstanding options	2,056,133	470,162	1,633,078	446,610
Range of exercise prices	$39.10 - $95.25	$79.01 - $95.25	$39.10 - $95.25	$79.01 - $95.25
In May 2020, the Corporation issued and sold 400,000 depositary shares, each representing a 1/100th ownership interest in a share of 5.625% Fixed-Rate Reset Non-Cumulative Perpetual Preferred Stock, Series A, without par value, with a liquidation preference of $100,000 per share (equivalent of $1,000 per depositary share). Holders of the depositary shares will be entitled to all proportional rights and preferences of the Series A preferred stock (including dividend, voting, redemption and liquidation rights). The $400 million issuance yielded $395 million in proceeds net of underwriting discounts and offering expenses. Dividends on the Series A preferred stock will accrue on a non-cumulative basis and will be payable in arrears when, as and if authorized by the Corporation’s board of directors or a duly authorized committee of the board and declared by the Corporation, on the first day of January, April, July, and October of each year, commencing on October 1, 2020. Under the terms of the Series A preferred stock, the ability of the Corporation to pay dividends on, make distributions with respect to, or to repurchase, redeem or acquire its common stock or any other stock ranking on parity with or junior to the Series A preferred stock, is subject to restrictions in the event that the Corporation does not declare and either pay or set aside a sum sufficient for payment of dividends on the Series A Preferred Stock for the immediately preceding dividend period. The Series A preferred stock is perpetual and has no maturity date, but is redeemable at specified times subject to regulatory considerations.

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

Qualified Defined Benefit Pension Plan	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2020	2019	2020	2019
Service cost	$8	$7	$16	$15

Other components of net benefit credit:
Interest cost	17	20	35	40
Expected return on plan assets	(42)	(41)	(85)	(83)
Amortization of prior service credit	(5)	(4)	(10)	(9)
Amortization of net loss	13	8	27	17
Total other components of net benefit credit	(17)	(17)	(33)	(35)
Net periodic defined benefit credit	$(9)	$(10)	$(17)	$(20)

Non-Qualified Defined Benefit Pension Plan	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2020	2019	2020	2019
Service cost	$—	$1	$1	$2

Other components of net benefit cost:
Interest cost	2	2	4	4
Amortization of prior service credit	(2)	(2)	(4)	(4)
Amortization of net loss	2	2	4	4
Total other components of net benefit cost	2	2	4	4
Net periodic defined benefit cost	$2	$3	$5	$6

Postretirement Benefit Plan	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2020	2019	2020	2019
Other components of net benefit credit:
Interest cost	$—	$—	$—	$1
Expected return on plan assets	(1)	—	(1)	(1)
Net periodic defined benefit credit	$(1)	$—	$(1)	$—

NOTE 11 - INCOME TAXES AND TAX-RELATED ITEMS
At June 30, 2020, net unrecognized tax benefits were $18 million, compared to $17 million at December 31, 2019. The Corporation anticipates that it is reasonably possible that final settlement of federal and state tax issues will result in a decrease in net unrecognized tax benefits of $1 million within the next twelve months. Included in accrued expenses and other liabilities on the Consolidated Balance Sheets was a liability for tax-related interest and penalties of $6 million and $8 million on June 30, 2020 and December 31, 2019, respectively.
Net deferred tax assets were $11 million at June 30, 2020, compared to $42 million at December 31, 2019, primarily driven by increases to deferred tax liabilities related to unrealized losses on investment securities available-for-sale and net hedging gains, partially offset by increases to deferred tax assets related to the allowance for loan losses and allowance for depreciation. Included in deferred tax assets at both June 30, 2020 and December 31, 2019 were $3 million of state net operating loss carryforwards, which expire between 2020 and 2029. The Corporation believes that it is more likely than not that the benefit from certain of these state net operating loss carryforwards will not be realized and, accordingly, maintained a valuation allowance of $3 million at both June 30, 2020 and December 31, 2019. The determination regarding valuation allowance was based on evidence of loss carryback capacity, projected future reversals of existing taxable temporary differences to absorb the deferred tax assets and assumptions made regarding future events.
In the ordinary course of business, the Corporation enters into certain transactions that have tax consequences. From time to time, the Internal Revenue Service (IRS) or other tax jurisdictions may review and/or challenge specific interpretive tax

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries
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

NOTE 12 - CONTINGENT LIABILITIES
Legal Proceedings
As previously reported in the Corporation's Form 10-K for the year ended December 31, 2019 and Form 10-Q for the period ended March 31, 2020, Comerica Bank, a wholly-owned subsidiary of the Corporation, was named in November 2011 as a third-party defendant in Butte Local Development v. Masters Group v. Comerica Bank (the case), for lender liability. The case was initially tried in January 2014, in the Montana Second District Judicial Court for Silver Bow County in Butte, Montana. On January 17, 2014, a jury found for Masters, resulting in an award against the Bank. On July 1, 2015, after an appeal filed by the Bank, the Montana Supreme Court reversed the judgment against the Bank and remanded the case for a new trial with instructions that Michigan contract law should apply and dismissing all other claims. In January 2017, the case was retried, without a jury, in the Second District Court, Silver Bow County, Montana. In November 2019, the court found the Bank breached its forbearance agreement. On January 17, 2020, the court conducted a hearing on the amount of costs and interest that Masters is entitled to recover. On June 12, 2020, the court found Masters is entitled to attorneys' fees, interest and costs. The Bank is considering its options, including additional appeals. Management believes that current reserves related to this case are adequate in the event of an adverse outcome.
The Corporation and certain of its subsidiaries are subject to various other pending or threatened legal proceedings arising out of the normal course of business or operations. The Corporation believes it has meritorious defenses to the claims asserted against it in its other currently outstanding legal proceedings and, with respect to such legal proceedings, intends to continue to defend itself vigorously, litigating or settling cases according to management’s judgment as to what is in the best interests of the Corporation and its shareholders. Settlement may result from the Corporation's determination that it may be more prudent financially to settle, rather than litigate, and should not be regarded as an admission of liability. On at least a quarterly basis, the Corporation assesses its potential liabilities and contingencies in connection with outstanding legal proceedings utilizing the latest information available. On a case-by-case basis, reserves are established for those legal claims for which it is probable that a loss will be incurred either as a result of a settlement or judgment, and the amount of such loss can be reasonably estimated. The actual costs of resolving these claims may be substantially higher or lower than the amounts reserved. Based on current knowledge, and after consultation with legal counsel, management believes current reserves are adequate, and the amount of any incremental liability arising from these matters is not expected to have a material adverse effect on the Corporation’s consolidated financial condition, results of operations or cash flows. Legal fees of $5 million and $4 million were included in other noninterest expenses on the Consolidated Statements of Comprehensive Income for the three-month periods ended June 30, 2020 and 2019, respectively, and $7 million and $5 million for the six-month periods ended June 30, 2020 and 2019, respectively.
For matters where a loss is not probable, the Corporation has not established legal reserves. The Corporation believes the estimate of the aggregate range of reasonably possible losses, in excess of reserves established, for all legal proceedings in which it is involved is from zero to approximately $46 million at June 30, 2020. This estimated aggregate range of reasonably possible losses is based upon currently available information for those proceedings in which the Corporation is involved, taking into account the Corporation’s best estimate of such losses for those cases for which such estimate can be made. For certain cases, the Corporation does not believe that an estimate can currently be made. The Corporation’s estimate involves significant judgment, given the varying stages of the proceedings (including the fact many are currently in preliminary stages), the existence in certain proceedings of multiple defendants (including the Corporation) whose share of liability has yet to be determined, the numerous yet-unresolved issues in many of the proceedings (including issues regarding class certification and the scope of many of the claims) and the attendant uncertainty of the various potential outcomes of such proceedings. Accordingly, the Corporation’s estimate will change from time to time, and actual losses may be more or less than the current estimate.
In the event of unexpected future developments, it is possible the ultimate resolution of these matters, if unfavorable, may be material to the Corporation's consolidated financial condition, results of operations or cash flows.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries
For information regarding income tax contingencies, refer to Note 11.
NOTE 13 - BUSINESS SEGMENT INFORMATION
The Corporation has strategically aligned its operations into three major business segments: the Commercial Bank, the Retail Bank and Wealth Management. These business segments are differentiated based on the type of customer and the related products and services provided. In addition to the three major business segments, the Finance Division is also reported as a segment. Business segment results are produced by the Corporation’s internal management accounting system. This system measures financial results based on the internal business unit structure of the Corporation. The performance of the business segments is not comparable with the Corporation's consolidated results and is not necessarily comparable with similar information for any other financial institution. Additionally, because of the interrelationships of the various segments, the information presented is not indicative of how the segments would perform if they operated as independent entities. The management accounting system assigns balance sheet and income statement items to each business segment using certain methodologies, which are regularly reviewed and refined. From time to time, the Corporation may make reclassifications among the segments to more appropriately reflect management's current view of the segments, and methodologies may be modified as the management accounting system is enhanced and changes occur in the organizational structure and/or product lines. For comparability purposes, amounts in all periods are based on business unit structure and methodologies in effect at June 30, 2020.
The following discussion provides information about the activities of each business segment. A discussion of the financial results and the factors impacting performance can be found in the section entitled "Business Segments" in the financial review.
The Commercial Bank meets the needs of small and middle market businesses, multinational corporations and governmental entities by offering various products and services including commercial loans and lines of credit, deposits, cash management, capital market products, international trade finance, letters of credit, foreign exchange management services and loan syndication services.
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

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries
Business segment financial results are as follows:

	Commercial Bank	Retail Bank	Wealth Management	Finance	Other	Total
(dollar amounts in millions)
Three Months Ended June 30, 2020
Earnings summary:
Net interest income (expense)	$402	$120	$40	$(95)	$4	$471
Provision for credit losses	117	5	16	—	—	138
Noninterest income	144	24	66	11	2	247
Noninterest expenses	207	155	73	1	4	440
Provision (benefit) for income taxes	47	(4)	3	(20)	1	27
Net income (loss)	$175	$(12)	$14	$(65)	$1	$113
Net credit-related charge-offs	$48	$1	$1	$—	$—	$50
Selected average balances:
Assets	$47,392	$3,306	$5,191	$14,500	$11,255	$81,644
Loans	45,914	2,479	5,077	—	28	53,498
Deposits	36,318	22,647	4,217	950	150	64,282
Statistical data:
Return on average assets (a)	1.49%	(0.21)%	1.00%	n/m	n/m	0.55%
Efficiency ratio (b)	37.67	107.15	69.86	n/m	n/m	61.14
Three Months Ended June 30, 2019
Earnings summary:
Net interest income (expense)	$420	$146	$46	$(23)	$14	$603
Provision for credit losses	52	1	(5)	—	(4)	44
Noninterest income	136	33	68	13	—	250
Noninterest expenses	195	147	67	—	15	424
Provision (benefit) for income taxes	71	7	13	(4)	—	87
Net income (loss)	$238	$24	$39	$(6)	$3	$298
Net credit-related charge-offs (recoveries)	$35	$—	$(2)	$—	$—	$33
Selected average balances:
Assets	$45,321	$2,839	$5,071	$13,907	$4,114	$71,252
Loans	43,932	2,107	4,930	—	(6)	50,963
Deposits	28,251	20,649	3,740	2,174	181	54,995
Statistical data:
Return on average assets (a)	2.11%	0.44%	3.10%	n/m	n/m	1.68%
Efficiency ratio (b)	34.98	82.26	58.99	n/m	n/m	49.65
(a)Return on average assets is calculated based on the greater of average assets or average liabilities and attributed equity.
(b)Noninterest expenses as a percentage of the sum of net interest income and noninterest income excluding net gains (losses) from securities and a derivative contract tied to the conversion rate of Visa Class B shares.
n/m – not meaningful

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

	Commercial Bank	Retail Bank	Wealth Management	Finance	Other	Total
(dollar amounts in millions)
Six Months Ended June 30, 2020
Earnings summary:
Net interest income (expense)	$782	$245	$81	$(139)	$15	$984
Provision for credit losses	513	8	28	—	—	549
Noninterest income	271	52	136	25	—	484
Noninterest expenses	401	304	145	1	14	865
Provision (benefit) for income taxes	27	(4)	9	(28)	2	6
Net income (loss)	$112	$(11)	$35	$(87)	$(1)	$48
Net credit-related charge-offs	$131	$2	$1	$—	$—	$134

Selected average balances:
Assets	$45,823	$3,085	$5,134	$14,393	$9,019	$77,454
Loans	44,253	2,277	5,007	—	14	51,551
Deposits	33,274	21,921	4,120	1,043	166	60,524

Statistical data:
Return on average assets (a)	0.49%	(0.10)%	1.34%	n/m	n/m	0.12%
Efficiency ratio (b)	38.05	101.41	67.00	n/m	n/m	58.80

Six Months Ended June 30, 2019
Earnings summary:
Net interest income (expense)	$832	$292	$93	$(37)	$29	$1,209
Provision for credit losses	46	(3)	(10)	—	(2)	31
Noninterest income	272	64	132	17	3	488
Noninterest expenses	393	292	139	1	32	857
Provision (benefit) for income taxes	153	16	23	(8)	(12)	172
Net income (loss)	$512	$51	$73	$(13)	$14	$637
Net credit-related charge-offs (recoveries)	$47	$—	$(3)	$—	$—	$44

Selected average balances:
Assets	$44,619	$2,826	$5,121	$13,747	$4,202	$70,515
Loans	43,241	2,105	4,983	—	(6)	50,323
Deposits	28,356	20,560	3,770	1,655	157	54,498

Statistical data:
Return on average assets (a)	2.31%	0.49%	2.88%	n/m	n/m	1.82%
Efficiency ratio (b)	35.61	81.80	61.67	n/m	n/m	50.23
(a)Return on average assets is calculated based on the greater of average assets or average liabilities and attributed equity.
(b)Noninterest expenses as a percentage of the sum of net interest income and noninterest income excluding net gains (losses) from securities and a derivative contract tied to the conversion rate of Visa Class B shares.
n/m – not meaningful

The Corporation operates in three primary markets - Texas, California and Michigan, as well as in Arizona and Florida, with select businesses operating in several other states and in Canada and Mexico. The Corporation produces market segment results for the Corporation’s three primary geographic markets as well as Other Markets. Other Markets includes Florida, Arizona, the International Finance division and businesses with a national perspective. The Finance & Other category includes the Finance segment and the Other category as previously described. Market segment results are provided as supplemental information to the business segment results and may not meet all operating segment criteria as set forth in GAAP. For comparability purposes, amounts in all periods are based on market segments and methodologies in effect at June 30, 2020.
A discussion of the financial results and the factors impacting performance can be found in the section entitled "Market Segments" in the financial review.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries
Market segment financial results are as follows:

	Michigan	California	Texas	Other Markets	Finance & Other	Total
(dollar amounts in millions)
Three Months Ended June 30, 2020
Earnings summary:
Net interest income (expense)	$159	$176	$116	$111	$(91)	$471
Provision for credit losses	40	51	31	16	—	138
Noninterest income	64	36	30	104	13	247
Noninterest expenses	139	103	91	102	5	440
Provision (benefit) for income taxes	8	13	4	21	(19)	27
Net income (loss)	$36	$45	$20	$76	$(64)	$113
Net credit-related charge-offs	$—	$4	$46	$—	$—	$50

Selected average balances:
Assets	$13,643	$18,948	$11,597	$11,732	$25,724	$81,644
Loans	13,014	18,663	11,184	10,640	(3)	53,498
Deposits	23,460	18,463	10,209	11,050	1,100	64,282

Statistical data:
Return on average assets (a)	0.59%	0.93%	0.68%	2.53%	n/m	0.55%
Efficiency ratio (b)	62.08	48.61	61.88	47.41	n/m	61.14

Three Months Ended June 30, 2019
Earnings summary:
Net interest income (expense)	$186	$208	$124	$94	$(9)	$603
Provision for credit losses	(10)	(4)	49	13	(4)	44
Noninterest income	72	40	34	91	13	250
Noninterest expenses	134	99	84	92	15	424
Provision (benefit) for income taxes	30	39	6	16	(4)	87
Net income (loss)	$104	$114	$19	$64	$(3)	$298
Net credit-related charge-offs	$—	$7	$26	$—	$—	$33

Selected average balances:
Assets	$13,239	$19,108	$11,342	$9,542	$18,021	$71,252
Loans	12,704	18,806	10,684	8,775	(6)	50,963
Deposits	19,816	16,314	8,668	7,842	2,355	54,995

Statistical data:
Return on average assets (a)	2.01%	2.38%	0.69%	2.75%	n/m	1.68%
Efficiency ratio (b)	52.04	40.07	52.86	49.36	n/m	49.65
(a)Return on average assets is calculated based on the greater of average assets or average liabilities and attributed equity.
(b)Noninterest expenses as a percentage of the sum of net interest income and noninterest income excluding net gains (losses) from securities and a derivative contract tied to the conversion rate of Visa Class B shares.
n/m – not meaningful.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

	Michigan	California	Texas	Other Markets	Finance & Other	Total
(dollar amounts in millions)
Six Months Ended June 30, 2020
Earnings summary:
Net interest income (expense)	$322	$358	$231	$197	$(124)	$984
Provision for credit losses	64	102	321	62	—	549
Noninterest income	136	72	60	191	25	484
Noninterest expenses	279	201	175	195	15	865
Provision (benefit) for income taxes	23	30	(46)	25	(26)	6
Net income (loss)	$92	$97	$(159)	$106	$(88)	$48
Net credit-related charge-offs	$3	$15	$116	$—	$—	$134

Selected average balances:
Assets	$13,269	$18,664	$11,371	$10,754	$23,396	$77,454
Loans	12,601	18,346	10,870	9,735	(1)	51,551
Deposits	22,104	17,965	9,705	9,541	1,209	60,524

Statistical data:
Return on average assets (a)	0.81%	1.02%	(2.82)%	1.99%	n/m	0.12%
Efficiency ratio (b)	60.46	46.77	60.07	50.25	n/m	58.80
Six Months Ended June 30, 2019
Earnings summary:
Net interest income (expense)	$373	$411	$248	$185	$(8)	$1,209
Provision for credit losses	(5)	(5)	38	5	(2)	31
Noninterest income	144	80	66	178	20	488
Noninterest expenses	273	199	169	183	33	857
Provision (benefit) for income taxes	56	76	25	35	(20)	172
Net income	$193	$221	$82	$140	$1	$637
Net credit-related charge-offs (recoveries)	$4	$4	$39	$(3)	$—	$44

Selected average balances:
Assets	$13,157	$19,020	$11,128	$9,261	$17,949	$70,515
Loans	12,631	18,730	10,474	8,494	(6)	50,323
Deposits	19,854	16,276	8,682	7,874	1,812	54,498

Statistical data:
Return on average assets (a)	1.89%	2.35%	1.47%	3.06%	n/m	1.82%
Efficiency ratio (b)	52.85	40.49	53.74	50.30	n/m	50.23
(a)Return on average assets is calculated based on the greater of average assets or average liabilities and attributed equity.
(b)Noninterest expenses as a percentage of the sum of net interest income and noninterest income excluding net gains (losses) from securities and a derivative contract tied to the conversion rate of Visa Class B shares.
n/m – not meaningful.

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

	Commercial Bank	Retail Bank	Wealth Management	Finance & Other	Total
(in millions)
Three Months Ended June 30, 2020
Revenue from contracts with customers:
Card fees	$59	$8	$1	$—	$68
Service charges on deposit accounts	30	11	1	—	42
Fiduciary income	—	—	52	—	52
Commercial loan servicing fees (a)	4	—	—	—	4
Brokerage fees	—	—	5	—	5
Other noninterest income (b)	11	2	4	—	17
Total revenue from contracts with customers	104	21	63	—	188
Other sources of noninterest income	40	3	3	13	59
Total noninterest income	$144	$24	$66	$13	$247
Three Months Ended June 30, 2019
Revenue from contracts with customers:
Card fees	$54	$10	$1	$—	$65
Service charges on deposit accounts	33	17	1	—	51
Fiduciary income	—	—	52	—	52
Commercial loan servicing fees (a)	4	—	—	—	4
Brokerage fees	—	—	7	—	7
Other noninterest income (b)	2	4	4	—	10
Total revenue from contracts with customers	93	31	65	—	189
Other sources of noninterest income	43	2	3	13	61
Total noninterest income	$136	$33	$68	$13	$250
Six Months Ended June 30, 2020
Revenue from contracts with customers:
Card fees	$108	$17	$2	$—	$127
Service charges on deposit accounts	62	27	2	—	91
Fiduciary income	—	—	106	—	106
Commercial loan servicing fees (a)	8	—	—	—	8
Brokerage fees	—	—	12	—	12
Other noninterest income (b)	15	5	9	—	29
Total revenue from contracts with customers	193	49	131	—	373
Other sources of noninterest income	78	3	5	25	111
Total noninterest income	$271	$52	$136	$25	$484
Six Months Ended June 30, 2019
Revenue from contracts with customers:
Card fees	$107	$19	$2	$—	$128
Service charges on deposit accounts	66	34	2	—	102
Fiduciary income	—	—	101	—	101
Commercial loan servicing fees (a)	8	—	—	—	8
Brokerage fees	—	—	14	—	14
Other noninterest income (b)	4	7	9	—	20
Total revenue from contracts with customers	185	60	128	—	373
Other sources of noninterest income	87	4	4	20	115
Total noninterest income	$272	$64	$132	$20	$488
(a)Included in commercial lending fees on the Consolidated Statements of Comprehensive Income.
(b)Excludes derivative, warrant and other miscellaneous income.
        Adjustments to revenue during the three- and six-month periods ended June 30, 2020 and 2019 for refunds or credits relating to prior periods were not significant.
        Revenue from contracts with customers did not generate significant contract assets and liabilities.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS
This report includes forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. In addition, the Corporation may make other written and oral communications from time to time that contain such statements. All statements regarding the Corporation's expected financial position, strategies and growth prospects and general economic conditions expected to exist in the future are forward-looking statements. The words, "anticipates," "believes," "contemplates," "feels," "expects," "estimates," "seeks," "strives," "plans," "intends," "outlook," "forecast," "position," "target," "mission," "assume," "achievable," "potential," "strategy," "goal," "aspiration," "opportunity," "initiative," "outcome," "continue," "remain," "maintain," "on track," "trend," "objective," "looks forward," "projects," "models," and variations of such words and similar expressions, or future or conditional verbs such as "will," "would," "should," "could," "might," "can," "may" or similar expressions, as they relate to the Corporation or its management, are intended to identify forward-looking statements. These forward-looking statements are predicated on the beliefs and assumptions of the Corporation's management based on information known to the Corporation's management as of the date of this report and do not purport to speak as of any other date. Forward-looking statements may include descriptions of plans and objectives of the Corporation's management for future or past operations, products or services and forecasts of the Corporation's revenue, earnings or other measures of economic performance, including statements of profitability, business segments and subsidiaries as well as estimates of credit trends and global stability. Such statements reflect the view of the Corporation's management as of this date with respect to future events and are subject to risks and uncertainties. Should one or more of these risks materialize or should underlying beliefs or assumptions prove incorrect, the Corporation's actual results could differ materially from those discussed. Factors that could cause or contribute to such differences include credit risks (unfavorable developments concerning credit quality; declines or other changes in the businesses or industries of the Corporation's customers, in particular the energy industry; and changes in customer behavior); market risks (changes in monetary and fiscal policies; fluctuations in interest rates and their impact on deposit pricing; and transitions away from LIBOR towards new interest rate benchmarks); liquidity risks (the Corporation's ability to maintain adequate sources of funding and liquidity; reductions in the Corporation's credit rating; and the interdependence of financial service companies); technology risks (cybersecurity risks and heightened legislative and regulatory focus on cybersecurity and data privacy); operational risks (operational, systems or infrastructure failures; reliance on other companies to provide certain key components of business infrastructure; the impact of legal and regulatory proceedings or determinations; losses due to fraud; and controls and procedures failures); compliance risks (changes in regulation or oversight; the effects of stringent capital requirements; and the impacts of future legislative, administrative or judicial changes to tax regulations); financial reporting risks (changes in accounting standards and the critical nature of the Corporation's accounting policies); strategic risks (damage to the Corporation's reputation; the Corporation's ability to utilize technology to efficiently and effectively develop, market and deliver new products and services; competitive product and pricing pressures among financial institutions within the Corporation's markets; the implementation of the Corporation's strategies and business initiatives; management's ability to maintain and expand customer relationships; management's ability to retain key officers and employees; and any future strategic acquisitions or divestitures); and other general risks (changes in general economic, political or industry conditions; the effectiveness of methods of reducing risk exposures; the effects of catastrophic events; impacts from the COVID-19 global pandemic; and the volatility of the Corporation's stock price). The Corporation cautions that the foregoing list of factors is not all-inclusive. For discussion of factors that may cause actual results to differ from expectations, please refer to our filings with the Securities and Exchange Commission. In particular, please refer to “Item 1A. Risk Factors” beginning on page 12 of the Corporation's Annual Report on Form 10-K for the year ended December 31, 2019 and "Item 1A. Risk Factors" beginning on page 65 of the Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 2020. Forward-looking statements speak only as of the date they are made. The Corporation does not undertake to update forward-looking statements to reflect facts, circumstances, assumptions or events that occur after the date the forward-looking statements are made. For any forward-looking statements made in this report or in any documents, the Corporation claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

SERVING CUSTOMERS, COLLEAGUES AND COMMUNITIES DURING THE COVID-19 PANDEMIC
        The COVID-19 outbreak has affected countless people world-wide and continues to negatively impact the global economy. While the full effects of the pandemic remain unknown, the Corporation is committed to supporting its customers, colleagues and communities during this difficult time. The Corporation offers hardship relief assistance to customers, including the consideration of various loan payment deferral and fee waiver options, and encourages customers to reach out for assistance to support their individual circumstances. As a Small Business Administration preferred lender, the Corporation was well positioned to assist business customers in accessing funds available through the Paycheck Protection Program (PPP) and other lending initiatives. Through June 30, 2020, the Corporation funded $3.9 billion of PPP loans, granted payment deferrals for $4.5 billion in loans (primarily commercial), including $57 million of loans on their second deferral, and waived overdraft, late payment, ATM and other customer fees. The Corporation has continued to serve customers at banking center drive-throughs and offer lobby hours by appointment while adhering to social distancing standards.
        In response to the pandemic, the Corporation activated its disaster recovery protocol, successfully avoiding significant disruptions to internal and external functions. The Corporation has supported colleagues through additional compensation and benefits to those most impacted by the pandemic, as well as awarded bonuses for extraordinary service in support of the PPP process.
        The Corporation and the Comerica Charitable Foundation have pledged $8 million to support business needs and community service organizations that care for and provide critical services to our communities.

OUTLOOK FOR THIRD QUARTER 2020 COMPARED TO SECOND QUARTER 2020
Based on current management expectations for recessionary conditions:
•Decline in average loans reflects lending to small businesses with a full quarter benefit of PPP, more than offset by decreases in Mortgage Banker Finance, Large Corporate and National Dealer Services.
•Average deposits relatively stable as customers utilize economic stimulus proceeds.
•Decrease in net interest income resulting from a $10 million to $15 million net impact of lower interest rates (assumes one-month London Interbank Offered Rate (LIBOR) of 17 basis points and interest-bearing deposit cost of 20 basis points). Lower loan balances expected to be offset by lower wholesale debt and one additional day.
•Provision for credit losses reflective of economic environment, including the effects resulting from the duration and severity of the COVID-19 pandemic.
•Decline in noninterest income due to reduced card fees related to transaction activity and lower market-based investment banking and derivative fees, partially offset by higher service charges on deposit accounts due to increased activity. Higher securities trading income and deferred compensation levels in second quarter 2020 not expected to repeat.
•Increase in noninterest expenses, reflecting technology and occupancy projects as well as higher charitable contributions and seasonal impacts of marketing and staff insurance expenses, mostly offset by continued expense discipline and reduction in COVID-19-related costs.
•Capital reflects declaration of first preferred stock dividend and a focus on supporting customers' financing needs, as well as maintaining an attractive common dividend.

RESULTS OF OPERATIONS
Net income for the three months ended June 30, 2020 was $113 million, a decrease of $185 million compared to $298 million for the three months ended June 30, 2019. The decrease in net income reflected the net impact of lower short-term rates. Results for the three months ended June 30, 2020 were also impacted by an increase in the provision for credit losses, calculated using the current expected credit loss (CECL) model, which continues to reflect the forecasted impact of the COVID-19 pandemic and continued pressures on the Energy portfolio. Net income for the six months ended June 30, 2020 was $48 million, a decrease of $589 million compared to $637 million for the six months ended June 30, 2019. The decrease in net income was driven by an increase in the provision for credit losses as well as the net impact of lower short-term rates.
Net income per diluted common share was $0.80 and $1.94 for the three months ended June 30, 2020 and 2019, respectively, a decrease of $1.14 per diluted common share. Net income per diluted common share was $0.34 and $4.06 for the six months ended June 30, 2020 and 2019, respectively, a decrease of $3.72 per diluted common share.

Three Months Ended June 30, 2020 compared to Three Months Ended June 30, 2019
Analysis of Net Interest Income

	Three Months Ended
	June 30, 2020			June 30, 2019
(dollar amounts in millions)	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Commercial loans (a)	$33,944	$271	3.22%	$32,607	$405	4.99%
Real estate construction loans	3,887	35	3.60	3,319	47	5.74
Commercial mortgage loans	9,800	76	3.12	9,060	116	5.12
Lease financing	592	5	3.34	546	3	2.32
International loans	1,137	10	3.51	1,025	14	5.30
Residential mortgage loans	1,895	17	3.49	1,943	19	3.92
Consumer loans	2,243	20	3.62	2,463	31	5.02
Total loans (b)	53,498	434	3.26	50,963	635	5.00
Mortgage-backed securities	9,785	57	2.39	9,326	58	2.45
Other investment securities	2,857	17	2.47	2,765	17	2.47
Total investment securities	12,642	74	2.41	12,091	75	2.45
Interest-bearing deposits with banks	9,709	2	0.11	2,694	16	2.37
Other short-term investments	140	1	0.48	142	1	1.34
Total earning assets	75,989	511	2.71	65,890	727	4.42
Cash and due from banks	848			900
Allowance for loan losses	(932)			(660)
Accrued income and other assets	5,739			5,122
Total assets	$81,644			$71,252
Money market and interest-bearing checking deposits	$26,320	12	0.18	$22,913	53	0.93
Savings deposits	2,394	—	0.02	2,169	—	0.03
Customer certificates of deposit	2,801	8	1.21	2,346	7	1.10
Other time deposits	—	—	—	1,156	7	2.46
Foreign office time deposits	81	—	0.34	13	—	1.54
Total interest-bearing deposits	31,596	20	0.26	28,597	67	0.94
Short-term borrowings	882	1	0.25	927	6	2.46
Medium- and long-term debt	7,206	19	1.09	6,712	51	3.05
Total interest-bearing sources	39,684	40	0.41	36,236	124	1.37
Noninterest-bearing deposits	32,686			26,398
Accrued expenses and other liabilities	1,682			1,333
Total shareholders’ equity	7,592			7,285
Total liabilities and shareholders’ equity	$81,644			$71,252
Net interest income/rate spread		$471	2.30		$603	3.05
Impact of net noninterest-bearing sources of funds			0.20			0.61
Net interest margin (as a percentage of average earning assets)			2.50%			3.66%
(a)Includes hedge income (losses) of $19 million and $(1) million for the three months ended June 30, 2020 and June 30, 2019, respectively.
(b)Nonaccrual loans are included in average balances reported and in the calculation of average rates.

Rate/Volume Analysis

	Three Months Ended
	June 30, 2020/June 30, 2019
(in millions)	Decrease Due to Rate	Increase Due to Volume (a)	Net Decrease
Interest Income:
Loans	$(221)	$20	$(201)
Investment securities	(2)	1	(1)
Interest-bearing deposits with banks	(16)	2	(14)
Total interest income	(239)	23	(216)
Interest Expense:
Interest-bearing deposits	(49)	2	(47)
Short-term borrowings	(5)	—	(5)
Medium- and long-term debt	(34)	2	(32)
Total interest expense	(88)	4	(84)
Net interest income	$(151)	$19	$(132)
(a)Rate/volume variances are allocated to variances due to volume.
Net interest income was $471 million for the three months ended June 30, 2020, a decrease of $132 million compared to $603 million for the three months ended June 30, 2019. The decrease in net interest income primarily reflected the impact of lower short-term rates partially offset by the impact of a $2.5 billion increase in average loans, primarily PPP loans. The decline in rates led to the 116 basis point decrease in the net interest margin, to 2.50 percent for the three months ended June 30, 2020 from 3.66 percent for the three months ended June 30, 2019.
Provision for Credit Losses
        The provision for credit losses, which includes the provision for loan losses and the provision for credit losses on lending-related commitments, was $138 million for the three months ended June 30, 2020, compared to $44 million for the three months ended June 30, 2019. The provision for credit losses for the three months ended June 30, 2020, which was calculated under the CECL model, increased primarily due to the forecasted impact of the COVID-19 pandemic, including the economic impacts of social distancing, and sustained pressures on the Energy portfolio. Net loan charge-offs increased $17 million to $50 million, or 0.37 percent of average total loans for the three months ended June 30, 2020, compared to $33 million, or 0.26 percent of average total loans for the three months ended June 30, 2019. The increase was driven by a $20 million increase in net charge-offs of Energy loans.
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

Noninterest Income

	Three Months Ended June 30,
(in millions)	2020	2019
Card fees	$68	$65
Fiduciary income	52	52
Service charges on deposit accounts	42	51
Commercial lending fees	17	21
Foreign exchange income	9	11
Bank-owned life insurance	9	11
Letter of credit fees	9	10
Brokerage fees	5	7
Net securities gains	1	—
Other noninterest income (a)	35	22
Total noninterest income	$247	$250
(a)The table below provides further details on certain categories included in other noninterest income.
        Noninterest income decreased $3 million to $247 million for the three months ended June 30, 2020, including a reduction in service charges on deposit accounts reflecting the impacts of social distancing, syndication agent fees (a component of commercial lending fees) and smaller decreases in other categories, partially offset by higher securities trading income and customer derivative income (both included in other noninterest income and detailed below), as well as an increase in card fees.
        The following table presents certain categories included in other noninterest income on the Consolidated Statements of Comprehensive Income.

	Three Months Ended June 30,
(in millions)	2020	2019
Customer derivative income	$10	$6
Securities trading income	10	2
Investment banking fees	4	1
Deferred compensation asset returns (a)	2	—
Income from principal investing and warrants	—	2
All other noninterest income	9	11
Other noninterest income	$35	$22
(a) Compensation deferred by the Corporation's officers and directors is invested based on investment selections of the officers and directors. Income earned on these assets is reported in other noninterest income and the offsetting change in deferred compensation plan liabilities is reported in salaries and benefits expense.
Noninterest Expenses

	Three Months Ended June 30,
(in millions)	2020	2019
Salaries and benefits expense	$249	$245
Outside processing fee expense (a)	62	65
Occupancy expense	37	37
Software expense (a)	39	28
Equipment expense	12	12
Advertising expense	8	9
FDIC insurance expense	8	6
Other noninterest expenses	25	22
Total noninterest expenses	$440	$424
(a) Amounts reported for the three months ended June 30, 2020 included an $8 million classification adjustment for costs incurred in cloud computing arrangements, reducing outside processing fee expense and increasing software expense due to the prospective adoption of ASU No. 2018-15, effective January 1, 2020.
Noninterest expenses increased $16 million to $440 million. Excluding the $8 million classification adjustment for the prospective adoption of ASU No. 2018-15, the increase in noninterest expenses primarily reflected higher outside processing fee expense, salaries and benefits expense and software expense. The increase in salaries and benefits expense was driven by annual merit increases and the payment of COVID-19-related stipends, partially offset by lower technology-related labor costs.

Six Months Ended June 30, 2020 compared to Six Months Ended June 30, 2019
Analysis of Net Interest Income

	Six Months Ended
	June 30, 2020			June 30, 2019
(dollar amounts in millions)	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Commercial loans (a)	$32,321	$585	3.64%	$32,037	$799	5.03%
Real estate construction loans	3,725	78	4.19	3,279	93	5.74
Commercial mortgage loans	9,719	177	3.66	9,028	230	5.13
Lease financing	587	10	3.49	533	8	3.08
International loans	1,071	21	3.96	1,019	27	5.33
Residential mortgage loans	1,875	34	3.58	1,954	38	3.89
Consumer loans	2,253	46	4.12	2,473	61	5.00
Total loans (b)	51,551	951	3.71	50,323	1,256	5.03
Mortgage-backed securities	9,649	114	2.40	9,275	114	2.43
Other investment securities	2,837	34	2.47	2,748	33	2.40
Total investment securities	12,486	148	2.42	12,023	147	2.42
Interest-bearing deposits with banks	7,558	20	0.55	2,773	33	2.38
Other short-term investments	147	1	0.80	138	1	1.34
Total earning assets	71,742	1,120	3.15	65,257	1,437	4.43
Cash and due from banks	843			912
Allowance for loan losses	(812)			(666)
Accrued income and other assets	5,681			5,012
Total assets	$77,454			$70,515
Money market and interest-bearing checking deposits	$25,486	57	0.45	$22,763	100	0.88
Savings deposits	2,298	—	0.04	2,169	—	0.04
Customer certificates of deposit	2,900	19	1.32	2,258	11	0.96
Other time deposits	35	—	2.00	661	8	2.45
Foreign office time deposits	82	—	0.82	13	—	1.54
Total interest-bearing deposits	30,801	76	0.50	27,864	119	0.86
Short-term borrowings	519	1	0.34	576	7	2.45
Medium- and long-term debt	7,266	59	1.63	6,703	102	3.07
Total interest-bearing sources	38,586	136	0.71	35,143	228	1.30
Noninterest-bearing deposits	29,723			26,634
Accrued expenses and other liabilities	1,630			1,367
Total shareholders’ equity	7,515			7,371
Total liabilities and shareholders’ equity	$77,454			$70,515
Net interest income/rate spread		$984	2.44		$1,209	3.13
Impact of net noninterest-bearing sources of funds			0.33			0.60
Net interest margin (as a percentage of average earning assets)			2.77%			3.73%
(a) Includes hedge income (losses) of $22 million and $(1) million for the six months ended June 30, 2020 and 2019, respectively.
(b)Nonaccrual loans are included in average balances reported and in the calculation of average rates.

Rate/Volume Analysis

	Six Months Ended
	June 30, 2020/June 30, 2019
(in millions)	Decrease Due to Rate	Increase Due to Volume (a)	Net (Decrease) Increase
Interest Income:
Loans	$(329)	$24	$(305)
Investment securities	—	1	1
Interest-bearing deposits with banks	(26)	13	(13)
Total interest income	(355)	38	(317)
Interest Expense:
Interest-bearing deposits	(47)	4	(43)
Short-term borrowings	(6)	—	(6)
Medium- and long-term debt	(46)	3	(43)
Total interest expense	(99)	7	(92)
Net interest income	$(256)	$31	$(225)
(a)Rate/volume variances are allocated to variances due to volume.
Net interest income was $984 million for the six months ended June 30, 2020, a decrease of $225 million compared to $1.2 billion for the six months ended June 30, 2019. Net interest margin was 2.77 percent for the six months ended June 30, 2020, a decrease of 96 basis points compared to 3.73 percent for the comparable period in 2019. The decrease in net interest income and margin reflected the impact of lower short-term rates partially offset by the impact of a $1.2 billion increase in average loans, primarily from PPP loans.
For further discussion of the effects of market rates on net interest income, refer to the "Market and Liquidity Risk" section of this financial review.
Provision for Credit Losses
The provision for credit losses, which includes both the provision for loan losses and the provision for credit losses on lending-related commitments, was $549 million for the six months ended June 30, 2020, compared to $31 million for the six months ended June 30, 2019. The provision for credit losses for the six months ended June 30, 2020, which was calculated under the CECL model, increased primarily due to the forecasted impact of the COVID-19 pandemic, including the economic impacts of social distancing, and sustained pressures on the Energy portfolio. Net loan charge-offs increased $90 million to $134 million for the six months ended June 30, 2020, compared to $44 million for the six months ended June 30, 2019, driven by a $79 million increase in net charge-offs of Energy loans.
An analysis of the allowance for credit losses and nonperforming assets is presented under the "Credit Risk" subheading in the "Risk Management" section of this financial review.
Noninterest Income

	Six Months Ended June 30,
(in millions)	2020	2019
Card fees	$127	$128
Fiduciary income	106	101
Service charges on deposit accounts	91	102
Commercial lending fees	34	43
Foreign exchange income	20	22
Bank-owned life insurance	21	20
Letter of credit fees	18	19
Brokerage fees	12	14
Net securities losses	—	(8)
Other noninterest income (a)	55	47
Total noninterest income	$484	$488
(a)The table below provides further details on certain categories included in other noninterest income.
        Noninterest income decreased $4 million to $484 million, including a reduction in service charges on deposit accounts and syndication agent fees (included in commercial lending fees), as well as smaller decreases in other categories. These declines were partially offset by higher fiduciary income as well as increases included in other noninterest income and detailed below, primarily in securities trading income, customer derivative income, investment banking fees, and the impact of losses related to securities repositioning during the six-month period ended June 30, 2019.
        The following table presents certain categories included in other noninterest income on the Consolidated Statements of Comprehensive Income.

	Six Months Ended June 30,
(in millions)	2020	2019
Customer derivative income (a)	$19	$13
Securities trading income	12	4
Investment banking fees	7	3
Income from principal investing and warrants	—	3
Deferred compensation asset returns (b)	(1)	2
All other noninterest income	18	22
Other noninterest income	$55	$47
(a)Customer derivative income included unfavorable valuation adjustments of $16 million and $5 million for the six months ended June 30, 2020 and 2019, respectively.
(b) Compensation deferred by the Corporation's officers and directors is invested based on investment selections of the officers and directors. Income earned on these assets is reported in other noninterest income and the offsetting change in deferred compensation plan liabilities is reported in salaries and benefits expense.
Noninterest Expenses

	Six Months Ended June 30,
(in millions)	2020	2019
Salaries and benefits expense	$491	$510
Outside processing fee expense (a)	119	128
Occupancy expense	74	74
Software expense (a)	76	57
Equipment expense	24	24
Advertising expense	15	14
FDIC insurance expense	16	11
Other noninterest expenses	50	39
Total noninterest expenses	$865	$857
(a) Amounts reported for the six months ended June 30, 2020 included a $15 million classification adjustment for costs incurred in cloud computing arrangements, reducing outside processing fee expense and increasing software expense due to the prospective adoption of ASU No. 2018-15, effective January 1, 2020.
Noninterest expenses increased $8 million to $865 million. Excluding the $15 million classification adjustment for the prospective adoption of ASU No. 2018-15, the increase in noninterest expenses primarily reflected higher operational losses (included in other noninterest expenses), outside processing fee expense and FDIC insurance expense, partially offset by a decrease in salaries and benefits expense. The decline in salaries and benefits expense included lower incentive and annual stock-based compensation, as well as a reduction in technology-related contingent labor costs, partially offset by annual merit increases and the payment of COVID-19-related stipends.

STRATEGIC LINES OF BUSINESS AND MARKETS
The Corporation has strategically aligned its operations into three major business segments: the Commercial Bank, the Retail Bank and Wealth Management. These business segments are differentiated based on the type of customer and the related products and services provided. In addition to the three major business segments, the Finance Division is also reported as a segment. The Other category includes items not directly associated with these business segments or the Finance segment. The performance of the business segments is not comparable with the Corporation's consolidated results and is not necessarily comparable with similar information for any other financial institution. Additionally, because of the interrelationships of the various segments, the information presented is not indicative of how the segments would perform if they operated as independent entities. Market segment results are also provided for the Corporation's three primary geographic markets: Michigan, California and Texas. In addition to the three primary geographic markets, Other Markets is also reported as a market segment. Note 13 to the consolidated financial statements describes the business activities of each business segment and presents financial results of the business and market segments for the three- and six-month periods ended June 30, 2020 and 2019.
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
Net interest income for each segment reflects the interest income generated by earning assets less interest expense on interest-bearing liabilities plus the net impact from associated internal funds transfer pricing (FTP). The FTP methodology allocates credits to each business segment for deposits and other funds provided as well as charges for loans and other assets being funded. FTP crediting rates for deposits and other funds provided reflect the long-term value of deposits and other funding sources based on their implied maturities. FTP charge rates for funding loans and other assets reflect a matched cost of funds based on the pricing and duration characteristics of the assets. Therefore, net interest income for each segment primarily reflects the volume and associated FTP impacts of loan and deposit levels. As overall interest rates decreased, business segments, particularly those focused on generating deposits, were impacted by lower FTP crediting rates on deposits in the six months ended June 30, 2020 compared to the same period in the prior year. Similarly, FTP charges for funding loans decreased in the six months ended June 30, 2020, compared to the same period in the prior year.
Business Segments
The following sections present a summary of the performance of each of the Corporation's business segments for the six months ended June 30, 2020 compared to the same period in the prior year.
Commercial Bank

	Six Months Ended			Percent Change
(dollar amounts in millions)	June 30, 2020	June 30, 2019	Change
Earnings summary:
Net interest income	$782	$832	$(50)	(6)%
Provision for credit losses	513	46	467	n/m
Noninterest income	271	272	(1)	(1)
Noninterest expenses	401	393	8	2
Provision for income taxes	27	153	(126)	(82)
Net income	$112	$512	$(400)	(78)%
Net credit-related charge-offs	$131	$47	$84	n/m

Selected average balances:
Loans	$44,253	$43,241	$1,012	2%
Deposits	33,274	28,356	4,918	17
n/m - not meaningful
The $1.0 billion increase in average loans reflected growth in Commercial Real Estate, Mortgage Banker Finance, Corporate Banking and Environmental Services, partially offset by decreases in National Dealer Services and Energy. Average PPP loans totaled $1.0 billion. Average deposits increased $4.9 billion, reflecting increases in all deposit categories due to increased liquidity in the banking system from stimulus programs. The Commercial Bank's net income decreased $400 million to $112 million. Net interest income decreased $50 million to $782 million, due to a $293 million decrease in loan interest income, partially offset by decreases of $220 million in allocated net FTP charges and $23 million in deposit costs. The provision for credit losses increased $467 million to $513 million primarily due to the forecasted impact of the COVID-19 pandemic, including the economic impacts of social distancing and sustained pressures on the Energy portfolio, while net credit-related charge-offs increased $84 million to $131 million, primarily due to Energy net charge-offs of $112 million. Noninterest income was stable, while noninterest expenses increased $8 million, primarily reflecting a $4 million increase in transfer charges as well as higher operational losses, legal fees and outside processing fee expense, partially offset by lower incentive and stock-based compensation.

Retail Bank

	Six Months Ended			Percent Change
(dollar amounts in millions)	June 30, 2020	June 30, 2019	Change
Earnings summary:
Net interest income	$245	$292	$(47)	(16)%
Provision for credit losses	8	(3)	11	n/m
Noninterest income	52	64	(12)	(17)
Noninterest expenses	304	292	12	4
(Benefit) provision for income taxes	(4)	16	(20)	n/m
Net (loss) income	$(11)	$51	$(62)	n/m
Net credit-related charge-offs	$2	$—	$2	n/m

Selected average balances:
Loans	$2,277	$2,105	$172	8%
Deposits	21,921	20,560	1,361	7
n/m - not meaningful
Average loans increased $172 million due to loans to small businesses, including PPP. Average deposits increased $1.4 billion, reflecting increases in all deposit categories. The Retail Bank's net income decreased $62 million to a net loss of $11 million. Net interest income decreased $47 million to $245 million, due to decreases of $40 million in allocated net FTP credits and $8 million in loan income, partially offset by a $1 million decrease in deposit costs. The provision for credit losses increased $11 million from a benefit of $3 million. Noninterest income decreased $12 million, including a $7 million decrease in service charges on deposit accounts. Noninterest expenses increased $12 million, which included a $7 million increase in operational losses.
Wealth Management

	Six Months Ended			Percent Change
(dollar amounts in millions)	June 30, 2020	June 30, 2019	Change
Earnings summary:
Net interest income	$81	$93	$(12)	(13)%
Provision for credit losses	28	(10)	38	n/m
Noninterest income	136	132	4	3
Noninterest expenses	145	139	6	5
Provision for income taxes	9	23	(14)	(59)
Net income	$35	$73	$(38)	(53)%
Net credit-related charge-offs (recoveries)	$1	$(3)	$4	n/m

Selected average balances:
Loans	$5,007	$4,983	$24	—%
Deposits	4,120	3,770	350	9
n/m - not meaningful
        Average loans remained relatively stable at $5.0 billion. Average deposits increased $350 million, reflecting increases in all deposit categories. Wealth Management's net income decreased $38 million to $35 million. Net interest income decreased $12 million to $81 million, due to a $27 million decrease in loan income, partially offset by decreases of $12 million in allocated net FTP charges and $3 million in deposit costs. The provision for credit losses increased $38 million from a benefit of $10 million. Noninterest income increased $4 million, primarily due to increased fiduciary income, while noninterest expenses increased $6 million, primarily reflecting increases of $5 million in salaries and benefits expense and $3 million in software expense.
Market Segments
The following sections present a summary of the performance of each of the Corporation's market segments for the six months ended June 30, 2020 compared to the same period in the prior year.

Michigan

	Six Months Ended			Percent Change
(dollar amounts in millions)	June 30, 2020	June 30, 2019	Change
Earnings summary:
Net interest income	$322	$373	$(51)	(13)%
Provision for credit losses	64	(5)	69	n/m
Noninterest income	136	144	(8)	(6)
Noninterest expenses	279	273	6	2
Provision for income taxes	23	56	(33)	(59)
Net income	$92	$193	$(101)	(52)%
Net credit-related charge-offs	$3	$4	$(1)	(26)%

Selected average balances:
Loans	$12,601	$12,631	$(30)	—%
Deposits	22,104	19,854	2,250	11
n/m - not meaningful
Average loans were relatively stable at $12.6 billion and included loans to middle market and small businesses, including PPP loans. Average deposits increased $2.3 billion, reflecting increases in all deposit categories due to increased liquidity in the banking system from stimulus programs. The Michigan market's net income decreased $101 million to $92 million. Net interest income decreased $51 million to $322 million, due to an $84 million decrease in loan income, partially offset by a $27 million increase in allocated net FTP credits and a $6 million decrease in deposit costs. The provision for credit losses increased $69 million from a benefit of $5 million, primarily reflecting increases in general Middle Market and Business Banking. Noninterest income decreased $8 million, including a $5 million decrease in service charges on deposit accounts and a $3 million decline in card fees. Noninterest expenses increased $6 million, including a $3 million increase in operational losses.
California

	Six Months Ended			Percent Change
(dollar amounts in millions)	June 30, 2020	June 30, 2019	Change
Earnings summary:
Net interest income	$358	$411	$(53)	(13)%
Provision for credit losses	102	(5)	107	n/m
Noninterest income	72	80	(8)	(10)
Noninterest expenses	201	199	2	1
Provision for income taxes	30	76	(46)	(60)
Net income	$97	$221	$(124)	(56)%
Net credit-related charge-offs	$15	$4	$11	n/m

Selected average balances:
Loans	$18,346	$18,730	$(384)	(2)%
Deposits	17,965	16,276	1,689	10
n/m - not meaningful
Average loans decreased $384 million, primarily reflecting a decrease in National Dealer Services. Average deposits increased $1.7 billion, reflecting increases in all deposit categories. The California market's net income decreased $124 million to $97 million. Net interest income decreased $53 million to $358 million, due to a $138 million decrease in loan income, partially offset by decreases of $72 million in allocated net FTP charges and $13 million in deposit costs. The provision for credit losses increased $107 million from a benefit of $5 million, primarily reflecting increases in general Middle Market, Commercial Real Estate and Private Banking. Net credit-related charge-offs increased $11 million to $15 million, primarily reflecting increases in Technology and Life Sciences, Private Banking and general Middle Market. Noninterest income decreased $8 million, including declines in card fees and commercial lending fees, while noninterest expenses were relatively stable.

Texas

	Six Months Ended			Percent Change
(dollar amounts in millions)	June 30, 2020	June 30, 2019	Change
Earnings summary:
Net interest income	$231	$248	$(17)	(7)%
Provision for credit losses	321	38	283	n/m
Noninterest income	60	66	(6)	(8)
Noninterest expenses	175	169	6	4
(Benefit) provision for income taxes	(46)	25	(71)	n/m
Net (loss) income	$(159)	$82	$(241)	n/m
Net credit-related charge-offs	$116	$39	$77	n/m

Selected average balances:
Loans	$10,870	$10,474	$396	4%
Deposits	9,705	8,682	1,023	12
n/m - not meaningful
Average loans increased $396 million, primarily reflecting increases in Commercial Real Estate and Corporate Banking, partially offset by decreases in Energy and National Dealer Services. Average deposits increased $1.0 billion, reflecting increases in all deposit categories. The Texas market's net income decreased $241 million to a net loss of $159 million. Net interest income decreased $17 million to $231 million, due to a $67 million decrease in loan income, partially offset by decreases of $48 million in allocated net FTP charges and $2 million in deposit costs. The provision for credit losses increased $283 million, primarily reflecting an increase in Energy, while net credit-related charge-offs included $112 million in Energy net charge-offs. Noninterest income decreased $6 million, primarily reflecting lower service charges on deposit accounts and commercial lending fees. Noninterest expenses increased $6 million, primarily due to increases of $3 million in transfer charges and $2 million in operational losses.
Other Markets

	Six Months Ended			Percent Change
(dollar amounts in millions)	June 30, 2020	June 30, 2019	Change
Earnings summary:
Net interest income	$197	$185	$12	6%
Provision for credit losses	62	5	57	n/m
Noninterest income	191	178	13	7
Noninterest expenses	195	183	12	7
Provision for income taxes	25	35	(10)	(28)
Net income	$106	$140	$(34)	(24)%
Net credit-related recoveries	$—	$(3)	$3	n/m

Selected average balances:
Loans	$9,735	$8,494	$1,241	15%
Deposits	9,541	7,874	1,667	21
n/m - not meaningful
Average loans increased $1.2 billion, primarily reflecting increases in general Middle Market and Mortgage Banker Finance, partially offset by a decrease in National Dealer Services. Average deposits increased $1.7 billion, including increases in noninterest-bearing and relationship-based interest-bearing deposits. Other Markets' net income decreased $34 million to $106 million. Net interest income increased $12 million to $197 million due to decreases of $46 million in allocated net FTP charges and $6 million in deposit costs, partially offset by a $40 million decrease in loan income. The provision for credit losses increased $57 million to $62 million, primarily reflecting increases in Corporate Banking and Environmental Services. Noninterest income increased $13 million, including $5 million increases in securities trading income and card fees as well as higher fiduciary income. Noninterest expenses increased $12 million, primarily reflecting increases of $6 million in operational losses and $4 million in software expense.

Finance & Other

	Six Months Ended			Percent Change
(dollar amounts in millions)	June 30, 2020	June 30, 2019	Change
Earnings summary:
Net interest income	$(124)	$(8)	$(116)	n/m
Provision for credit losses	—	(2)	2	n/m
Noninterest income	25	20	5	25
Noninterest expenses	15	33	(18)	(54)
Benefit for income taxes	(26)	(20)	(6)	31
Net (loss) income	$(88)	$1	$(89)	n/m

Selected average balances:
Loans	$(1)	$(6)	$5	(73)%
Deposits	1,209	1,812	(603)	(33)
n/m - not meaningful
Average deposits decreased $603 million, primarily reflecting a decrease in other time deposits. Net income for the Finance & Other category decreased $89 million to a net loss of $88 million, from net income of $1 million. Net interest income decreased $116 million, primarily reflecting a decrease in net FTP revenue as a result of lower rates charged to the business segments under the Corporation's internal FTP methodology and higher levels of wholesale funding. Noninterest expenses decreased $18 million, driven by lower salaries and benefits expense.
The following table lists the Corporation's banking centers by geographic market segment.

	June 30,
	2020	2019
Michigan	190	192
Texas	123	123
California	96	96
Other Markets	25	25
Total	434	436

FINANCIAL CONDITION
Second Quarter 2020 Compared to Fourth Quarter 2019
Period-End Balances
Total assets increased $11.0 billion to $84.4 billion, primarily due to increases of $7.4 billion in interest-bearing deposits with banks and $3.1 billion in loans. The growth in interest-bearing deposits with banks (primarily deposits with the Federal Reserve Bank) resulted from increased liquidity in the banking system from stimulus programs. The increase in loans reflected growth in Mortgage Banker Finance due to seasonality and elevated refinancing activity as well as increases in Business Banking, Commercial Real Estate, general Middle Market, Retail Banking (small businesses) and Corporate Banking, partially offset by decreases in National Dealer Services and Equity Fund Services. At June 30, 2020, PPP loans totaled $3.8 billion, driving the growth in general Middle Market, Business Banking and Retail Banking (small businesses).
Total liabilities increased $10.5 billion to $76.6 billion, reflecting increases of $8.2 billion and $2.2 billion in noninterest-bearing and interest-bearing deposits, respectively, as customers conserved liquidity as described in the asset discussion above. Total shareholders' equity increased $475 million, including net proceeds of $395 million from the issuance of preferred stock in May 2020.
Average Balances
Total assets increased $8.5 billion to $81.6 billion, primarily due to increases of $4.9 billion in interest-bearing deposits with banks and $3.0 billion in loans. The following table provides information about the change in the Corporation's average loan portfolio by loan type and geographic market.

	Three Months Ended			Percent Change
(average balances; dollar amounts in millions)	June 30, 2020	December 31, 2019	Change
By Loan Type:
Commercial loans (a)	$33,944	$31,808	$2,136	7%
Real estate construction loans	3,887	3,398	489	14
Commercial mortgage loans	9,800	9,356	444	5
Lease financing	592	586	6	1
International loans	1,137	1,030	107	10
Residential mortgage loans	1,895	1,887	8	—
Consumer loans	2,243	2,440	(197)	(8)
Total loans	$53,498	$50,505	$2,993	6%
Loans By Geographic Market:
Michigan	$13,014	$12,399	$615	5%
California	18,663	17,943	720	4
Texas	11,184	10,708	476	4
Other Markets and Finance	10,637	9,455	1,182	13
Total loans	$53,498	$50,505	$2,993	6%
(a)Includes PPP loans of $2.6 billion for the three months ended June 30, 2020.
The increase in loans reflected growth in Corporate Banking, Commercial Real Estate, general Middle Market, Mortgage Banker Finance (due to seasonality and elevated refinancing activity) and Business Banking, partially offset by a decrease in National Dealer Services and Energy. The average balance of PPP loans for the three months ended June 30, 2020 was $2.6 billion, driving the growth in general Middle Market and Business Banking.
Total liabilities increased $8.1 billion to $74.1 billion, reflecting increases of $5.7 billion and $1.4 billion in noninterest-bearing and interest-bearing deposits, respectively. Total shareholders' equity increased $355 million to $7.6 billion, resulting primarily from the same reasons as described in the period-end discussion above.

Capital
The following table presents a summary of changes in total shareholders' equity for the six months ended June 30, 2020.

(in millions)
Balance at January 1, 2020		$7,327
Cumulative effect of change in accounting principle (a)		13
Net income		48
Cash dividends declared on common stock		(192)
Purchase of common stock		(194)
Issuance of preferred stock		395
Other comprehensive income:
Investment securities	$218
Cash flow hedges	162
Defined benefit and other postretirement plans	13
Total other comprehensive income		393
Share-based compensation		12
Balance at June 30, 2020		$7,802
(a)Effective January 1, 2020, the Corporation adopted the provisions of ASU No. 2016-13, "Financial Instruments - Credit Losses" (Topic 326). For further information, refer to Note 1 to the consolidated financial statements.
The following table summarizes the Corporation's repurchase activity during the six months ended June 30, 2020.

(shares in thousands)	Total Number of Shares Purchased as Part of Publicly Announced Repurchase Plans or Programs	Remaining Share Repurchase Authorization (a)	Total Number of Shares Purchased (b)	Average Price Paid Per Share
Total first quarter 2020	3,227	4,870	3,322	$58.70
April 2020	—	4,870	6	28.63
May 2020	—	4,870	—	—
June 2020	—	4,870	—	—
Total second quarter 2020	—	4,870	6	28.62
Total 2020 year-to-date	3,227	4,870	3,328	58.65
(a)Maximum number of shares that may yet be purchased under the publicly announced plans or programs.
(b)Includes approximately 101,000 shares purchased pursuant to deferred compensation plans and shares purchased from employees to pay for taxes related to restricted stock vesting under the terms of an employee share-based compensation plan during the six months ended June 30, 2020. These transactions are not considered part of the Corporation's repurchase program.
In March 2020, the Corporation suspended its share repurchase program, with a focus on deploying capital to meet customers' growing financing requirements, resulting in no share repurchases under the program during second quarter 2020. The Corporation will continue to assess the resumption of repurchases subject to various factors including financial performance, capital needs and market conditions. Since its inception in 2010, a total of 87.2 million shares have been authorized for repurchase. There is no expiration date for the share repurchase program.
In May 2020, the Corporation issued $400 million of 5.625% non-cumulative perpetual preferred stock, which yielded $395 million in proceeds net of underwriting discounts and offering expenses. See Note 9 to the consolidated financial statements for further information about the terms of the preferred stock.
        The Corporation is prepared to continue using capital and liquidity in a responsible way to assist customers impacted by the COVID-19 crisis with a target of attaining and maintaining a Common Equity Tier 1 (CET1) capital ratio of approximately 10 percent. At June 30, 2020, the Corporation's estimated CET1 capital ratio was 9.97 percent, a decrease of 16 thousand basis points compared to December 31, 2019. In 2020, the Corporation elected regulatory relief to defer the impact of adopting the CECL model for measuring credit losses on regulatory capital, which resulted in a cumulative 13-basis-point benefit to the estimated CET1 capital ratio at June 30, 2020. Also in 2020, the Corporation adopted capital rules issued by federal banking agencies that simplified certain regulatory capital rules, including the capital treatment of mortgage servicing assets, certain deferred tax assets, investments in the capital instruments of unconsolidated financial institutions and minority interests.
        The following table presents the minimum ratios required.

Common equity tier 1 capital to risk-weighted assets	4.5%
Tier 1 capital to risk-weighted assets	6.0
Total capital to risk-weighted assets	8.0
Capital conservation buffer (a)	2.5
Tier 1 capital to adjusted average assets (leverage ratio)	4.0
(a)In addition to the minimum risk-based capital requirements, the Corporation is required to maintain a minimum capital conservation buffer, in the form of common equity, in order to avoid restrictions on capital distributions and discretionary bonuses.
The Corporation's capital ratios exceeded minimum regulatory requirements as follows:

	June 30, 2020		December 31, 2019
(dollar amounts in millions)	Capital/Assets	Ratio	Capital/Assets	Ratio
Common equity tier 1 (a), (b)	$6,698	9.97%	$6,919	10.13%
Tier 1 risk-based (a), (b)	7,093	10.56	6,919	10.13
Total risk-based (a)	8,686	12.93	8,282	12.13
Leverage (a)	7,093	8.76	6,919	9.51
Common equity	7,407	8.78	7,327	9.98
Tangible common equity (b)	6,769	8.08	6,688	9.19
Risk-weighted assets (a)	67,156		68,273
(a) June 30, 2020 capital, risk-weighted assets and ratios are estimated and reflect deferral of CECL model impact as calculated per regulatory guidance.
(b) See Supplemental Financial Data section for reconciliations of non-GAAP financial measures and regulatory ratios.
RISK MANAGEMENT
The following updated information should be read in conjunction with the "Risk Management" section on pages F-20 through F-33 in the Corporation's 2019 Annual Report.
Credit Risk
Allowance for Credit Losses
The allowance for credit losses includes both the allowance for loan losses and the allowance for credit losses on lending-related commitments. Effective January 1, 2020, the allowance for credit losses reflected the adoption of Topic 326, which requires companies to estimate credit losses using the CECL framework. As a percentage of total loans, the allowance for credit losses was 1.99 percent at June 30, 2020, compared to 1.33 percent at December 31, 2019. Excluding $3.8 billion in PPP loans, which are guaranteed by the Small Business Administration, the allowance for credit losses was 2.15 percent of total loans at June 30, 2020. The allowance for credit losses covered 3.9 times and 3.3 times total nonperforming loans at June 30, 2020 and December 31, 2019, respectively.
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
The allowance for credit losses increased by $415 million from adoption date to $1.1 billion at June 30, 2020, primarily reflecting the economic impacts of the COVID-19 pandemic and the response by domestic and global governmental authorities, including quarantines and other social distancing policies aimed at fighting the spread of the virus. Energy markets, which were experiencing already reduced capital market activity prior to the pandemic, showed continued stress through the first half of 2020. The U.S. economy contracted into a recession with unusual speed and force, ending the longest expansionary period in U.S. history. The U.S. government and the Federal Reserve responded to the pandemic with unprecedented measures. In addition to the Federal Reserve reducing the target federal funds rate to zero to 0.25 percent, Congress passed the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) that included an estimated $2 trillion stimulus package. During second quarter 2020, states across the U.S. began loosening social distancing policies, stimulating economic activity. While economic conditions showed signs of improvement toward the end of the second quarter 2020, there continues to be uncertainty regarding the impact to the U.S. economy from a secondary wave of COVID-19 cases as jurisdictions begin to reopen across the country and the mitigating impacts of government intervention. These developments shaped the 2-year reasonable and supportable forecast used by the Corporation in its calculation of the CECL estimate at June 30, 2020. After a sharp decline in GDP in second quarter 2020, the forecast reflects growth through the end of 2020, normalizing to historical growth rates by the end of the forecast period. Forecasts for other key economic variables, including the unemployment rate, oil prices and industrial production levels, are generally in line with GDP projections. Interest rates remain low, reflecting the Federal Reserve's expectation that rates will remain at current levels in the near-to mid-term, while corporate bond rates reflect decreasing default risk as the economy recovers. The following table summarizes the forecasts for the economic variables most impactful to the allowance for credit losses estimate at June 30, 2020.

Economic Variable	Base Forecast
Real GDP growth	Grows by 24 percent in third quarter 2020, normalizing into a long-term growth rate of 2 percent by the end of the forecast period.
Unemployment rate	Remaining above 10 percent through third quarter 2020, gradually decreasing to 7 percent by the end of the forecast period.
Corporate BBB bond to 10-year Treasury bond spreads	Third quarter 2020 spread of 3 percent reflects residual impacts of economic uncertainty, followed by a sharp, short-term decline then normalizing to a rate of 2 percent by the end of the forecast period.
Oil Prices	Prices below $30 per barrel in third quarter, increase in line with GDP through the forecast period, stabilizing at $50 per barrel by first quarter 2022.
Due to the high degree of uncertainty regarding the ultimate economic consequences of the pandemic, as well as the effectiveness of the government's stimulus packages, management also considered other economic scenarios to make appropriate qualitative adjustments for certain sectors of its lending portfolio, including more benign and more severe forecasts.
Allowance for Loan Losses
The allowance for loan losses represents management’s estimates of current expected credit losses in the Corporation’s loan portfolio. Pools of loans with similar risk characteristics are collectively evaluated, while loans that no longer share risk characteristics with loan pools are evaluated individually.
Collective loss estimates are determined by applying reserve factors, designed to estimate current expected credit losses, to amortized cost balances over the remaining contractual life of the collectively evaluated portfolio. Loans with similar risk characteristics are aggregated into homogeneous pools. The allowance for loan losses also includes qualitative adjustments to bring the allowance to the level management believes is appropriate based on factors that have not otherwise been fully accounted for, including adjustments for foresight risk, input imprecisions and model imprecision. Credit losses for loans that no longer share risk characteristics with the loan pools are estimated on an individual basis. Individual credit loss estimates are typically performed for nonaccrual loans and modified loans classified as TDRs and are based on one of several methods, including the estimated fair value of the underlying collateral, observable market value of similar debt or the present value of expected cash flows.
As a percentage of total loans, the allowance for loan losses was 1.88 percent at June 30, 2020, compared to 1.27 percent at December 31, 2019. Excluding PPP loans, the allowance for loan losses was 2.03 percent of total loans at June 30, 2020. The allocation of reserves for Energy loans remains above 10 percent in response to sustained pressures on the Energy portfolio. Nonperforming loans were 0.51 percent of total loans at June 30, 2020, compared to 0.40 percent at December 31, 2019, and the allowance covered 3.7 times and 3.1 times total nonperforming loans at June 30, 2020 and December 31, 2019, respectively.
Allowance for Credit Losses on Lending-Related Commitments
        The allowance for credit losses on lending-related commitments estimates current expected credit losses on collective pools of letters of credit and unused commitments to extend credit based on reserve factors, determined in a manner similar to business loans, multiplied by a probability of draw estimate based on historical experience and credit risk, applied to commitment amounts. The allowance for credit losses on lending-related commitments totaled $59 million and $31 million at June 30, 2020 and December 31, 2019, respectively.
        For additional information regarding the allowance for credit losses, refer to the "Critical Accounting Policies" section and Note 1 to the consolidated financial statements.
Nonperforming Assets
Nonperforming assets include loans on nonaccrual status, TDRs which have been renegotiated to less than the original contractual rates (reduced-rate loans) and foreclosed property. TDRs include performing and nonperforming loans, with nonperforming TDRs on either nonaccrual or reduced-rate status. Certain provisions within the CARES Act encourage financial institutions to practice prudent efforts to work with borrowers impacted by COVID-19. Under these provisions, modifications deemed to be COVID-19-related would not be considered a TDR if the loan was not more than 30 days past due as of December 31, 2019 and the deferral was executed between March 1, 2020 and the earlier of 60 days after the date of termination of the COVID-19 national emergency or December 31, 2020. The banking regulators issued similar guidance, which also clarified that a COVID-19-related modification should not be considered a TDR if the borrower was current on payments at the time the underlying loan modification program was implemented and if the modification was considered to be short-term. Modifications are first evaluated for eligibility under the CARES Act, then the interagency guidance if they do not qualify for the CARES Act relief. Modifications that are not eligible for either program continue to follow the Corporation’s established TDR policy. For loans not otherwise reportable as past due or nonaccrual, financial institutions are generally not expected to designate loans with deferrals granted due to COVID-19 as past due or nonaccrual. As of June 30, 2020, the Corporation granted payment deferrals for approximately 2,100 obligors with an aggregate loan balance of $4.5 billion, which primarily consisted of commercial loans, including $57 million of loans on their second deferral.
The following table presents a summary of nonperforming assets and past due loans.

(dollar amounts in millions)	June 30, 2020	December 31, 2019
Nonaccrual loans:
Business loans:
Commercial	$200	$148
Commercial mortgage	21	14
Lease financing	1	—
Total nonaccrual business loans	222	162
Retail loans:
Residential mortgage	24	20
Consumer:
Home equity	21	17
Total nonaccrual retail loans	45	37
Total nonaccrual loans	267	199
Reduced-rate loans	4	5
Total nonperforming loans	271	204
Foreclosed property	11	11
Total nonperforming assets	$282	$215
Nonperforming loans as a percentage of total loans	0.51%	0.40%
Nonperforming assets as a percentage of total loans and foreclosed property	0.53	0.43
Allowance for credit losses as a multiple of total nonperforming loans	3.9x	3.3x
Loans past due 90 days or more and still accruing	$41	$26
Nonperforming assets increased $67 million to $282 million at June 30, 2020, from $215 million at December 31, 2019. The increase in nonperforming assets primarily reflected a $59 million increase in nonperforming Energy loans, which are a component of commercial loans.
The following table presents a summary of TDRs at June 30, 2020 and December 31, 2019. The table does not include loan modifications related to the COVID-19 pandemic.

(in millions)	June 30, 2020	December 31, 2019
Nonperforming TDRs:
Nonaccrual TDRs	$46	$36
Reduced-rate TDRs	4	5
Total nonperforming TDRs	50	41
Performing TDRs (a)	40	69
Total TDRs	$90	$110
(a)TDRs that do not include a reduction in the original contractual interest rate which are performing in accordance with their modified terms.
During the six months ended June 30, 2020, $22 million of previously performing Energy TDRs were transferred to nonaccrual or charged off. At June 30, 2020, Energy TDRs totaled $23 million, all of which were on nonaccrual status, compared to $14 million at December 31, 2019.

The following table presents a summary of changes in nonaccrual loans.

	Three Months Ended
(in millions)	June 30, 2020	March 31, 2020	December 31, 2019
Balance at beginning of period	$235	$199	$220
Loans transferred to nonaccrual (a)	96	137	48
Nonaccrual loan gross charge-offs	(57)	(89)	(27)
Loans transferred to accrual status (a)	—	—	(7)
Nonaccrual loans sold	—	—	(10)
Payments/other (b)	(7)	(12)	(25)
Balance at end of period	$267	$235	$199
(a)Based on an analysis of nonaccrual loans with book balances greater than $2 million.
(b)Includes net changes related to nonaccrual loans with balances less than $2 million, payments on nonaccrual loans with book balances greater than $2 million and transfers of nonaccrual loans to foreclosed property.
There were eight borrowers with a balance greater than $2 million, totaling $96 million, transferred to nonaccrual status in second quarter 2020, compared to 13 borrowers, totaling $137 million in first quarter 2020 and six borrowers totaling $48 million in fourth quarter 2019. For further information about the composition of loans transferred to nonaccrual during the current period, refer to the nonaccrual information by industry category table below.
The following table presents the composition of nonaccrual loans by balance and the related number of borrowers at June 30, 2020 and December 31, 2019.

	June 30, 2020		December 31, 2019
(dollar amounts in millions)	Number of Borrowers	Balance	Number of Borrowers	Balance
Under $2 million	687	$78	708	$74
$2 million - $5 million	19	62	8	22
$5 million - $10 million	7	49	6	49
$10 million - $25 million	4	52	4	54
Greater than $25 million	1	26	—	—
Total	718	$267	726	$199
The following table presents a summary of nonaccrual loans at June 30, 2020 and loans transferred to nonaccrual and net loan charge-offs (recoveries) for the three months ended June 30, 2020, based primarily on North American Industry Classification System (NAICS) categories.

	June 30, 2020		Three Months Ended June 30, 2020
(dollar amounts in millions)	Nonaccrual Loans		Loans Transferred to Nonaccrual (a)		Net Loan Charge-Offs (Recoveries)
Industry Category
Mining, Quarrying and Oil & Gas Extraction	$102	38%	$87	91%	$45	88%
Wholesale Trade	41	15	6	6	(1)	(1)
Residential Mortgage	24	9	—	—	—	—
Manufacturing	21	8	—	—	(2)	(3)
Services	13	5	—	—	3	5
Information & Communication	12	5	—	—	—	—
Retail Trade	8	3	—	—	4	9
Real Estate & Home Builders	7	3	3	3	—	—
Health Care & Social Assistance	5	2	—	—	1	2
Contractors	4	1	—	—	—	—
Other (b)	30	11	—	—	—	—
Total	$267	100%	$96	100%	$50	100%
(a)Based on an analysis of nonaccrual loans with book balances greater than $2 million.
(b)Consumer, excluding residential mortgage and certain personal purpose nonaccrual loans and net charge-offs, are included in the Other category.
Loans past due 90 days or more and still accruing interest, which generally are well collateralized and in the process of collection, increased $15 million to $41 million at June 30, 2020, compared to $26 million at December 31, 2019. Loans past due 30-89 days and still accruing interest increased $80 million to $207 million at June 30, 2020, compared to $127 million at December 31, 2019. Loans past due 30 days or more and still accruing interest as a percentage of total loans were 0.46 percent and 0.30 percent at June 30, 2020 and December 31, 2019, respectively. An aging analysis of loans included in Note 4 to the consolidated financial statements provides further information about the balances comprising past due loans.

The following table presents a summary of total criticized loans. The Corporation's criticized list is consistent with the Special Mention, Substandard and Doubtful categories defined by regulatory authorities. Risk ratings are adjusted as appropriate based on dialogue with borrowers and review of current and projected financial performance, including liquidity and cash flow forecasts as well as receivable and inventory levels. Criticized loans with balances of $2 million or more on nonaccrual status or loans with balances of $1 million or more whose terms have been modified in a TDR are individually subjected to quarterly credit quality reviews, and the Corporation may establish specific allowances for such loans. A table of loans by credit quality indicator included in Note 4 to the consolidated financial statements provides further information about the balances comprising total criticized loans.

(dollar amounts in millions)	June 30, 2020	March 31, 2020	December 31, 2019
Total criticized loans	$3,379	$2,457	$2,120
As a percentage of total loans	6.3%	4.6%	4.2%
The $1.3 billion increase in criticized loans during the six months ended June 30, 2020 included increases of $564 million in general Middle Market and $475 million in Energy.
Concentrations of Credit Risk
Concentrations of credit risk may exist when a number of borrowers are engaged in similar activities, or activities in the same geographic region, and have similar economic characteristics that would cause them to be similarly impacted by changes in economic or other conditions. The Corporation has concentrations of credit risk with the automotive and commercial real estate industries. All other industry concentrations, as defined by management, individually represented less than 10 percent of total loans at June 30, 2020.
Automotive Lending - Dealer:
The following table presents a summary of dealer loans.

	June 30, 2020		December 31, 2019
(in millions)	Loans Outstanding	Percent of Total Loans	Loans Outstanding	Percent of Total Loans
Dealer:
Floor plan	$1,971		$3,967
Other	3,077		3,447
Total dealer	$5,048	9.4%	$7,414	14.7%
Substantially all dealer loans are in the National Dealer Services business line and primarily include floor plan financing and other loans to automotive dealerships. Floor plan loans, included in commercial loans in the Consolidated Balance Sheets, totaled $2.0 billion at June 30, 2020, a decrease of $2.0 billion compared to $4.0 billion at December 31, 2019 due to lower automotive inventory precipitated by the interruption in automotive production. At June 30, 2020 and December 31, 2019, other loans to automotive dealers in the National Dealer Services business line totaled $3.1 billion and $3.4 billion, respectively, including $2.0 billion of owner-occupied commercial real estate mortgage loans at both June 30, 2020 and December 31, 2019, respectively.
Nonaccrual dealer loans totaled $1 million at June 30, 2020 and $9 million at December 31, 2019. Dealer loan net charge-offs totaled $1 million for the six months ended June 30, 2020, compared to none for the six months ended June 30, 2019.
Automotive Lending- Production:
The following table presents a summary of loans to borrowers involved with automotive production.

	June 30, 2020		December 31, 2019
(in millions)	Loans Outstanding	Percent of Total Loans	Loans Outstanding	Percent of Total Loans
Production:
Domestic	$1,040		$963
Foreign	432		286
Total production	$1,472	2.8%	$1,249	2.5%
Loans to borrowers involved with automotive production, primarily Tier 1 and Tier 2 suppliers, totaled $1.5 billion and $1.2 billion at June 30, 2020 and December 31, 2019, respectively. These borrowers could face financial difficulties due to disruptions in auto production as well as their supply chains and logistics operations as a result of the COVID-19 pandemic. As such, management prudently continued to increase allocated reserves for this portfolio as of June 30, 2020.

Nonaccrual loans to borrowers involved with automotive production totaled $9 million at June 30, 2020 and $10 million at December 31, 2019. Criticized automotive production loans were 21 percent of the automotive production portfolio at June 30, 2020, compared to 15 percent at December 31, 2019. Automotive production loan net charge-offs totaled $2 million in the six months ended June 30, 2020, compared to net recoveries of $1 million in the six months ended June 30, 2019.
Commercial Real Estate Lending
The following table summarizes the Corporation's commercial real estate loan portfolio by loan category.

	June 30, 2020			December 31, 2019
(in millions)	Commercial Real Estate business line (a)	Other (b)	Total	Commercial Real Estate business line (a)	Other (b)	Total
Real estate construction loans	$3,547	$405	$3,952	$3,044	$411	$3,455
Commercial mortgage loans	2,292	7,633	9,925	2,176	7,383	9,559
Total commercial real estate	$5,839	$8,038	$13,877	$5,220	$7,794	$13,014
(a)Primarily loans to real estate developers.
(b)Primarily loans secured by owner-occupied real estate.
The Corporation limits risk inherent in its commercial real estate lending activities by monitoring borrowers directly involved in the commercial real estate markets and adhering to conservative policies on loan-to-value ratios for such loans. Commercial real estate loans, consisting of real estate construction and commercial mortgage loans, totaled $13.9 billion at June 30, 2020, an increase of $863 million compared to December 31, 2019, of which $5.8 billion, or 42 percent, were to borrowers in the Commercial Real Estate business line, including loans to real estate developers. The remaining $8.0 billion, or 58 percent, of commercial real estate loans in other business lines consisted primarily of owner-occupied commercial mortgages, which bear credit characteristics similar to non-commercial real estate business loans.
The real estate construction loan portfolio primarily contains loans made to long-tenured customers with satisfactory completion experience. Criticized real estate construction loans in the Commercial Real Estate business line totaled $17 million and $31 million at June 30, 2020 and December 31, 2019, respectively. In other business lines, there were $14 million criticized real estate construction loans at June 30, 2020, compared to none at December 31, 2019. There were no real estate construction loan charge-offs in either of the six-month periods ended June 30, 2020 and 2019.
Commercial mortgage loans are loans where the primary collateral is a lien on any real property and are primarily loans secured by owner-occupied real estate. Real property is generally considered primary collateral if the value of that collateral represents more than 50 percent of the commitment at loan approval. Loans in the commercial mortgage portfolio generally mature within three to five years. Criticized commercial mortgage loans in the Commercial Real Estate business line totaled $54 million and $55 million at June 30, 2020 and December 31, 2019, respectively. In other business lines, $422 million and $242 million of commercial mortgage loans were criticized at June 30, 2020 and December 31, 2019, respectively. Commercial mortgage loan net recoveries were $2 million for both the six months ended June 30, 2020 and 2019.
Residential Real Estate Lending
Residential real estate loans, which consist of traditional residential mortgages and home equity loans and lines of credit, totaled $3.6 billion, or 7 percent of total loans, at June 30, 2020. The following table summarizes the Corporation's residential mortgage and home equity loan portfolios by geographic market.

	June 30, 2020				December 31, 2019
(dollar amounts in millions)	Residential Mortgage Loans	% of Total	Home Equity Loans	% of Total	Residential Mortgage Loans	% of Total	Home Equity Loans	% of Total
Geographic market:
Michigan	$440	23%	$570	34%	$412	22%	$603	35%
California	953	51	700	42	932	51	699	41
Texas	260	14	338	20	275	15	346	20
Other Markets	233	12	61	4	226	12	63	4
Total	$1,886	100%	$1,669	100%	$1,845	100%	$1,711	100%
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

Residential mortgages totaled $1.9 billion at June 30, 2020, and were primarily larger, variable-rate mortgages originated and retained for certain private banking relationship customers. Of the $1.9 billion of residential mortgage loans outstanding, $24 million were on nonaccrual status at June 30, 2020. The home equity portfolio totaled $1.7 billion at June 30, 2020, of which $1.6 billion was outstanding under primarily variable-rate, interest-only home equity lines of credit, $88 million were in amortizing status and $20 million were closed-end home equity loans. Of the $1.7 billion of home equity loans outstanding, $21 million were on nonaccrual status at June 30, 2020. A majority of the home equity portfolio was secured by junior liens at June 30, 2020.
Energy Lending
The Corporation has a portfolio of Energy loans included in commercial loans in the Consolidated Balance Sheets. Customers in the Corporation's Energy line of business (approximately 140 relationships) are engaged in three segments of the oil and gas business: exploration and production (E&P), midstream and energy services. E&P generally includes such activities as searching for potential oil and gas fields, drilling exploratory wells and operating active wells. Commitments to E&P borrowers are generally subject to semi-annual borrowing base re-determinations based on a variety of factors including updated pricing (reflecting market and competitive conditions), energy reserve levels and the impact of hedging. The midstream sector is generally involved in the transportation, storage and marketing of crude and/or refined oil and gas products. The Corporation's energy services customers provide products and services primarily to the E&P segment.
The following table summarizes information about loans in the Corporation's Energy business line.

	June 30, 2020				December 31, 2019
(dollar amounts in millions)	Outstandings		Nonaccrual	Criticized (a)	Outstandings		Nonaccrual	Criticized (a)
Exploration and production (E&P)	$1,662	80%	$102	$750	$1,741	78%	$43	$289
Midstream	374	18	—	57	432	20	—	63
Services	50	2	—	34	48	2	—	14
Total Energy business line	$2,086	100%	$102	$841	$2,221	100%	$43	$366
As a percentage of total Energy loans			5%	40%			2%	16%
(a) Includes nonaccrual loans.
Loans in the Energy business line totaled $2.1 billion, or 4 percent of total loans at June 30, 2020, and $2.2 billion at December 31, 2019, a decrease of $135 million. Total exposure, including unused commitments to extend credit and letters of credit, was $3.4 billion and $4.3 billion at June 30, 2020 and December 31, 2019, respectively.
The decrease in total exposure in the Energy business line primarily reflected reduced borrowing bases as a result of lower oil and gas prices. At June 30, 2020, the Corporation had completed approximately 90 percent of the Spring borrowing base re-determinations, resulting in an average reduction to the borrowing bases of 20 percent. Utilization increased to 60 percent primarily as a result of the reduction in exposure at June 30, 2020. The value and coverage benefit of hedging contracts are dependent upon the oil/gas price in each contract, as well as the operational costs, which are different for each borrower. As of June 30, 2020, 73 percent of the Corporation's E&P customers had at least 50 percent of their oil and/or gas production hedged up to one year and 37 percent of customers had at least 50 percent of production hedged for two years or more.
The Corporation's allowance methodology considers the various risk elements within the loan portfolio. When merited, the Corporation may incorporate a qualitative reserve component for Energy loans. The allocation of reserves for Energy loans remained over 10 percent of the Energy portfolio at June 30, 2020 in response to oil market supply/demand imbalances as well as reduced capital market activity. The supply/demand imbalance has been exacerbated by the economic impacts from the COVID-19 pandemic, further stressing the Energy portfolio. Net credit-related Energy charge-offs were $45 million and $112 million for the three- and six-month periods ended June 30, 2020, respectively, compared to $25 million and $33 million for the same periods in 2019. Nonaccrual Energy loans increased $59 million to $102 million at June 30, 2020, compared to December 31, 2019. Criticized Energy loans increased $475 million to $841 million, or 25 percent of total criticized loans, at June 30, 2020.
Leveraged Loans
Certain loans in the Corporation's commercial portfolio are considered leveraged transactions. These loans are typically used for mergers, acquisitions, business recapitalizations, refinancing and equity buyouts. To help mitigate the risk associated with these loans, the Corporation focuses on middle market companies with highly capable management teams, strong sponsors and solid track records of financial performance. Industries prone to cyclical downturns and acquisitions with a high degree of integration risk are generally avoided. Other considerations include the sufficiency of collateral, the level of balance sheet leverage and the adequacy of financial covenants. During the underwriting process, cash flows are stress-tested to evaluate the borrowers' abilities to handle economic downturns and an increase in interest rates. Management considers the leveraged loan portfolio to be one of the most sensitive to economic impacts stemming from the COVID-19 pandemic and social distancing policies and has continued to set aside increased reserves for this portfolio as of June 30, 2020. Certain energy, automotive production and loans in other portfolios specifically identified as subject to additional stress due to COVID-19 impacts are also considered leveraged transactions.
The FDIC defines higher-risk commercial and industrial (HR C&I) loans for assessment purposes as loans generally with leverage of four times total debt to earnings before interest, taxes and depreciation (EBITDA) as well as three times senior debt to EBITDA, excluding certain collateralized loans.
The following table summarizes information about HR C&I loans.

(in millions)	June 30, 2020	December 31, 2019
Outstandings	$2,436	$2,553
Criticized	440	169
Net loan charge-offs	2020	2019
Three Months Ended June 30,	$5	$—
Six Months Ended June 30,	13	5
Other Sectors Most at Risk due to Economic Stress Resulting from COVID-19 Impacts
        The COVID-19 pandemic has negatively impacted the global economy, disrupted global supply chains and increased unemployment levels. The resulting temporary closure of many businesses and the implementation of social distancing and sheltering in place policies may impact many of the Corporation’s customers. In addition to the energy, automotive production and leveraged loan portfolios, the Corporation considers the following sectors of its loan portfolio to be most vulnerable to financial risks from business disruptions caused by the pandemic spread mitigation efforts. For further discussion, see Item 1.A "Risk Factors" on page 65 of this report.

	June 30, 2020
Sector based on NAICS category (dollar amounts in millions)	Loans	Percent of Total Loans	Percent Criticized (a)
Retail Commercial Real Estate (b)	$784	1.5%	—%
Hotels/Casinos	748	1.4	5.4
Arts/Recreation	357	0.7	14.0
Sports Franchises	321	0.6	0.2
Retail Goods and Services	283	0.5	8.2
All other impacted sectors (c)	1,038	1.9	8.2
Total	$3,531	6.6%	5.6%
(a)Sector criticized loans as a percentage of sector total loans.
(b)Loans in the retail commercial real estate sector are primarily included in the Corporation's commercial real estate portfolio.
(c)Includes airlines, restaurants and bars, childcare, coffee shops, cruise lines, education, gasoline and convenience stores, religious organizations, senior living, freight, as well as travel arrangements.
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
Interest Rate Risk
Net interest income is the primary source of revenue for the Corporation. Interest rate risk arises in the normal course of business due to differences in the repricing and cash flow characteristics of assets and liabilities, primarily through the Corporation's core business activities of extending loans and acquiring deposits. The Corporation's balance sheet is predominantly characterized by floating-rate loans funded by core deposits. Including the impact of interest rate swaps converting floating-rate loans to fixed, the Corporation's loan composition at June 30, 2020 was 53 percent 30-day LIBOR, 8 percent other LIBOR (primarily 60-and 90-day), 13 percent prime and 26 percent fixed rate. This creates sensitivity to interest rate movements due to the imbalance between the faster repricing of the floating-rate loan portfolio versus deposit products. In addition, the growth and/or contraction in the Corporation's loans and deposits may lead to changes in sensitivity to interest rate movements in the absence of mitigating actions. Examples of such actions are purchasing fixed-rate investment securities, which provide liquidity to the balance sheet and act to mitigate the inherent interest sensitivity, as well as hedging with interest rate swaps and options. Other mitigating factors include interest rate floors on a portion of the loan portfolio. The Corporation actively manages its exposure to interest rate risk with the principal objective of optimizing net interest income and the economic value of equity while operating within acceptable limits established for interest rate risk and maintaining adequate levels of funding and liquidity.
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
Sensitivity of Net Interest Income to Changes in Interest Rates
The analysis of the impact of changes in interest rates on net interest income under various interest rate scenarios is management's principal risk management technique. Management models a base-case net interest income under an unchanged interest rate environment. Existing derivative instruments entered into for risk management purposes as of the balance sheet dates are included in the analysis, but no additional hedging is forecasted. At June 30, 2020, these derivative instruments comprise interest rate swaps that convert $2.7 billion of fixed-rate medium- and long-term debt to variable rates through fair value hedges and convert $5.6 billion of variable-rate loans to fixed rates through cash flow hedges. This base-case net interest income is then compared against interest rate scenarios in which rates rise or decline 100 basis points (with a floor of zero percent) in a linear, non-parallel fashion from the base case over 12 months, resulting in an average increase or decrease in short-term interest rates of 50 basis points over the period.
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
The table below, as of June 30, 2020 and December 31, 2019, displays the estimated impact on net interest income during the next 12 months by relating the base case scenario results to those from the rising and declining rate scenarios described above.

	June 30, 2020			December 31, 2019
(dollar amounts in millions)	Amount	%		Amount	%
Change in Interest Rates:			Change in Interest Rates:
Rising 100 basis points	$130	7%	Rising 100 basis points	$90	4%
Declining to zero percent	(32)	(2)	Declining 100 basis points	(135)	(6)
The change in sensitivity to interest rates from December 31, 2019 to June 30, 2020 was driven by growth in fixed-rate loans, as well as the addition of swaps converting variable-rate loans to fixed rates, partially offset by growth in core deposits. Also, decreased sensitivity to declining interest rates was related to limited downward movement in interest rates before hitting zero percent.

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
The table below, as of June 30, 2020 and December 31, 2019, displays the estimated impact on the economic value of equity from the interest rate scenario described above.

	June 30, 2020			December 31, 2019
(dollar amounts in millions)	Amount	%		Amount	%
Change in Interest Rates:			Change in Interest Rates:
Rising 100 basis points	$1,319	15%	Rising 100 basis points	$716	7%
Declining to zero percent	(479)	(54)	Declining 100 basis points	(1,178)	(12)
The sensitivity of the economic value of equity to rising rates increased from December 31, 2019 to June 30, 2020 due to changes in deposit pay rates and expected lives. The sensitivity to declining rates decreased due to changes in balance sheet composition as well as limited remaining downward movement in rates before hitting modeled zero-percent floors.
LIBOR Transition
On July 27, 2017, the United Kingdom’s Financial Conduct Authority, which regulates LIBOR, publicly announced that it intends to stop persuading or compelling banks to submit LIBOR rates after 2021. The Corporation has substantial exposure to LIBOR-based products, including loans, securities, derivatives and hedges, and is preparing for a transition from LIBOR toward alternative rates. A dedicated program office and governance structure has been established, with direction and oversight from the Chief Executive Officer, Chief Financial Officer and Chief Risk Officer. A cross-functional implementation team has been tasked with execution of an enterprise LIBOR transition plan road map. Comerica’s enterprise transition milestones align with recommendations from the Alternative Reference Rates Committee (ARRC) for both best practices and recommended 2020 objectives. As of the second quarter of 2020, customer disclosure information for both consumer and commercial loans are being provided for new originations. Execution plans are in place to begin incorporating fallback language related to legacy LIBOR commercial loans by the end of 2020. Additional milestones for products originated on alternative reference rates will be executed in alignment with market and industry decisions. The Corporation continues to monitor market developments and regulatory updates, as well as collaborate with regulators and industry groups on the transition. For a discussion of the various risks facing the Corporation in relation to the transition away from LIBOR, refer to "Item 1A. Risk Factors" beginning on page 12 of the Corporation's 2019 Annual Report.
Wholesale Funding
The Corporation may access the purchased funds market when necessary, which includes a variety of funding sources. Capacity for incremental purchased funds at June 30, 2020 included short-term Federal Home Loan Bank (FHLB) advances, the ability to purchase federal funds, sell securities under agreements to repurchase as well as issue deposits through brokers. Purchased funds increased to $839 million at June 30, 2020 compared to $295 million at December 31, 2019, driven by increases in short-term FHLB advances. At June 30, 2020, the Bank had pledged loans totaling $21.2 billion which provided for up to $16.2 billion of available collateralized borrowing with the Federal Reserve Bank (FRB).
The Bank is a member of the FHLB of Dallas, Texas, which provides short- and long-term funding to its members through advances collateralized by real estate-related assets. Actual borrowing capacity is contingent on the amount of collateral available to be pledged to the FHLB. At June 30, 2020, $18.3 billion of real estate-related loans and $5.2 billion of investment securities were pledged to the FHLB as collateral for current and potential future borrowings. The Corporation had $3.6 billion of FHLB long-term advances, maturing between 2026 and 2028, as well as $750 million in short-term advances outstanding at June 30, 2020, and capacity for potential future borrowings of approximately $10.1 billion. The Corporation expects to repay $1.0 billion of its outstanding FHLB long-term advances in third quarter 2020.
Additionally, the Bank had the ability to issue up to $13.5 billion of debt at June 30, 2020 under an existing $15.0 billion note program which allows the issuance of debt with maturities between three months and 30 years. The Corporation also maintains a shelf registration statement with the Securities and Exchange Commission from which it may issue debt and/or equity securities.

The ability of the Corporation and the Bank to raise funds at competitive rates may be impacted by rating agencies' views of the credit quality, liquidity, capital and earnings of the Corporation and the Bank. As of June 30, 2020, the three major rating agencies had assigned the ratings below to long-term senior unsecured obligations of the Corporation and the Bank. A security rating is not a recommendation to buy, sell, or hold securities and may be subject to revision or withdrawal at any time by the assigning rating agency. Each rating should be evaluated independently of any other rating.

	Comerica Incorporated		Comerica Bank
June 30, 2020	Rating	Outlook	Rating	Outlook
Standard and Poor’s	BBB+	Negative	A-	Negative
Moody’s Investors Service	A3	Stable	A3	Stable
Fitch Ratings	A-	Stable	A-	Stable
The Corporation satisfies liquidity needs with either liquid assets or various funding sources. Liquid assets totaled $20.5 billion and $17.9 billion at June 30, 2020 and December 31, 2019, respectively. Liquid assets include cash and due from banks, federal funds sold, interest-bearing deposits with banks, other short-term investments and unencumbered investment securities.
The Corporation performs monthly liquidity stress testing to evaluate its ability to meet funding needs in hypothetical stressed environments. Such environments cover a series of broad events, distinguished in terms of duration and severity. The evaluation as of June 30, 2020 projected sufficient sources of liquidity were available under each series of events.
Total liquidity sources, comprised of liquid assets and remaining borrowing capacity with the FRB and the FHLB, totaled $46.8 billion at June 30, 2020.

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
ALLOWANCE FOR CREDIT LOSSES
The Corporation adopted new accounting guidance for estimating credit losses, known as the CECL framework, in first quarter 2020. In accordance with CECL, the allowance for credit losses, which includes both the allowance for loan losses and the allowance for credit losses on lending-related commitments, is calculated with the objective of maintaining a reserve for current expected credit losses over the remaining contractual life of the portfolio.
In determining the allowance for credit losses for the majority of its lending portfolio, the Corporation uses reserve factors, based on estimated probability of default for internal risk ratings and loss given default. Management applies reserve factors to pools of loans and lending-related commitments with similar risk characteristics, calibrates these factors using economic forecasts and incorporates qualitative adjustments. For further discussion of the methodology used in the determination of the allowance for credit losses, refer to Note 1 to the consolidated financial statements. For further discussion on the economic forecast incorporated into the second quarter 2020 model, refer to the “Risk Management” section of this report.
Management's determination of the appropriateness of the allowance is based on periodic evaluations of the loan portfolio, lending-related commitments, current as well as forecasted economic factors and other relevant factors. The calculation is inherently subjective and requires management to exercise significant judgment in developing assumptions into the estimate, the most significant of which are the loan risk rating process, development of economic forecasts and application of qualitative adjustments. Sensitivities are disclosed to demonstrate how changes in loan risk ratings and economic forecast scenarios may impact the allowance for credit losses. Sensitivities only consider changes to each specific assumption in isolation and their impact to the quantitative modeled results; however, they do not contemplate impacts to the qualitative framework.
Loan Risk Rating Process
Loss factors are applied to pools of loans based on the Corporation's internal risk rating system; therefore, loss estimates are highly dependent on the accuracy of the risk rating assigned to each loan. The inherent imprecision in the risk rating system resulting from inaccuracy in assigning and/or entering risk ratings in the loan accounting system is monitored by the Corporation's asset quality review function. Changes to internal risk ratings, beyond the forecasted migration inherent in the credit models, would result in a different estimated allowance for credit losses. To illustrate, if five percent of the individual risk ratings were adjusted down by one rating across all pools, the allowance for loan losses as of June 30, 2020 would change by approximately $13 million.
Forecasted Economic Variables
Historical loss factor estimates are calibrated to economic forecasts over the reasonable and supportable forecast period based on the projected performance of specific economic variables that statistically correlate with the probability of default and loss given default pools. Loss estimates revert to historical loss experience for contractual lives beyond the forecast period. Management selects economic variables it believes to be most relevant based on the composition of the loan portfolio and customer base, including forecasted levels of employment, gross domestic product, corporate bond and treasury spreads, industrial production levels, consumer and commercial real estate price indices as well as housing statistics.
The allowance for credit losses is highly sensitive to the economic forecasts used to develop the estimate. Due to the high level of uncertainty regarding significant assumptions, such as the ultimate impact of the global pandemic and effectiveness of the government stimulus, the Corporation evaluated a range of economic scenarios, including a more severe economic forecast scenario, with varying speeds of recovery. The following table summarizes the more severe forecast scenario for the economic variables that are most impactful.

Economic Variable	More Severe Forecast
Real GDP growth	Grows by 13 percent in third quarter 2020 followed by a short-term contraction, then reaches a growth rate of 7 percent as the forecast period ends part-way through an economic recovery.
Unemployment rate	Remains at elevated levels between 10 percent and 12 percent throughout the forecast period.
Corporate BBB bond to 10-year Treasury bond spreads	Remains between 3.75 percent and 4.15 percent in the near-term before normalizing into spreads below 2 percent by the end of the forecast period.
Oil Prices	Price remains low throughout the forecast period, improving to above $25 per barrel by the second quarter 2022.
Selecting a different forecast in the current environment could result in significantly different estimated allowance for credit losses. To illustrate, absent model overlays and other qualitative adjustments that are part of the quarterly reserving process, if the Corporation selected the more severe scenario to inform its models, the allowance for credit losses as of June 30, 2020 would increase by approximately $1.6 billion. However, factoring in model overlays and qualitative adjustments could result in a materially different estimate under a more severe scenario.
Qualitative Adjustments
The Corporation includes qualitative adjustments, as appropriate, intended to capture the impact of uncertainties not reflected in the quantitative estimate, including foresight risk, model imprecisions and input imprecisions. Qualitative adjustments for foresight risk, reflect the inherent imprecision in economic forecasts and may be included based on management’s evaluation of different forecast scenarios, ranging from more benign to more severe, and known recent events impacting the Corporation’s portfolio. Model imprecision adjustments and model overlays may be included to mitigate known limitations in the quantitative models. Input imprecision includes adjustments for portfolios where recent historical losses exceed expected losses or known recent events are expected to alter risk ratings once evidence is acquired, as well as a qualitative assessment of the lending environment, including underwriting standards, current economic and political conditions, and other factors affecting credit quality. Qualitative reserves at June 30, 2020 primarily included adjustments for uncertainties related to forecasted economic variables and model imprecision.
Other Considerations
To the extent actual outcomes differ from management estimates, additional provision for credit losses may be required that would adversely impact earnings in future periods. The allowance is assigned to business segments and any earnings impact resulting from actual outcomes differing from management estimates would primarily affect the Commercial Bank segment.
GOODWILL
Goodwill is initially recorded as the excess of the purchase price over the fair value of net assets acquired in a business combination and is subsequently evaluated at least annually for impairment. Goodwill impairment testing is performed at the reporting unit level, equivalent to a business segment or one level below. The Corporation has three reporting units: the Commercial Bank, the Retail Bank and Wealth Management. At June 30, 2020, goodwill totaled $635 million, including $473 million allocated to the Commercial Bank, $101 million allocated to the Retail Bank and $61 million allocated to Wealth Management.
The Corporation performs its annual evaluation of goodwill impairment in the third quarter of each year and may elect to perform a quantitative impairment analysis or first conduct a qualitative analysis to determine if a quantitative analysis is necessary. Additionally, the Corporation evaluates goodwill impairment on an interim basis if events or changes in circumstances between annual tests indicate additional testing may be warranted to determine if goodwill might be impaired.
In the first quarter of 2020, economic conditions deteriorated significantly with the spread of the coronavirus global pandemic. The outbreak resulted in social distancing requirements throughout the world, severely restricting the economy. In response to the crisis, the Federal Reserve lowered the Federal Funds rate in March 2020 to close to zero. Additionally, the U.S. government initiated numerous measures to support the economy, including the CARES Act. Given the economic deterioration in the first quarter of 2020, the Corporation assessed whether the events and circumstances resulted in it being more likely than not that the fair value of any reporting unit was less than its carrying value. Impairment indicators considered comprised economic conditions, including projections of the duration of current conditions and timing of a potential recovery; industry and market considerations; government intervention and regulatory updates; the impact of recent events to financial performance and cost factors of the reporting units; performance of the Corporation’s stock and other relevant events. The Corporation further considered the amount by which fair value exceeded book value for each unit in the most recent quantitative analysis and sensitivities performed. At the conclusion of the first quarter 2020 assessment, the Corporation determined that it was more likely than not that the fair value of each reporting unit exceeded its carrying value.
In second quarter 2020, the Corporation performed a quantitative goodwill impairment test in response to continued macroeconomic deterioration and the ongoing impacts to the banking industry and markets in which the Corporation operates. The estimated fair values of the reporting units were determined using a blend of two commonly used valuation techniques: the market approach and the income approach. For the market approach, valuations of reporting units considered a combination of earnings and equity multiples from companies with characteristics similar to the reporting unit. Since the fair values determined under the market approach are representative of noncontrolling interests, the valuations incorporated a control premium. For the income approach, estimated future cash flows were derived from internal forecasts and economic expectations for each reporting unit. In the short- and mid-term, forecasts incorporated current economic conditions and ongoing impacts of the global pandemic, including a federal funds target near zero and an elevated allowance for credit losses. Long-term projections reflected normalized rate and credit environments, as well as a long-term rate of return for each reporting unit. Projections were discounted using an applicable discount rate to calculate fair value. The discount rate was based on the imputed cost of equity capital appropriate for each reporting unit, which incorporates the risk-free rate of return, the level of non-diversified risk associated with companies with characteristics similar to the reporting unit, a size risk premium and a market equity risk premium. The discount rate further reflected the uncertainty of current economic conditions and potential impacts to the forecasted financial information. The combined fair value of all units was compared to the Corporation’s market capitalization for reasonableness. At the conclusion of the quantitative impairment test in second quarter 2020, the estimated fair values of all reporting units substantially exceeded their carrying amounts, including goodwill.
The test included evaluation of various factors that continue to rapidly evolve and for which significant uncertainty remains, including the impact of the coronavirus global pandemic to the economy and ongoing government intervention to mitigate that impact. Further weakening in the economic environment, such as continued decline in the performance of the reporting units or other factors, could cause the fair value of one or more of the reporting units to fall below their carrying value, resulting in a goodwill impairment charge. Additionally, new legislative or regulatory changes not anticipated in management's expectations may cause the fair value of one or more of the reporting units to fall below the carrying value, resulting in a goodwill impairment charge. Any impairment charge would not affect the Corporation's regulatory capital ratios, tangible common equity ratio or liquidity position.

SUPPLEMENTAL FINANCIAL DATA
The Corporation believes non-GAAP measures are meaningful because they reflect adjustments commonly made by management, investors, regulators and analysts to evaluate the adequacy of common equity and our performance trends. Tangible common equity is used by the Corporation to measure the quality of capital and the return relative to balance sheet risk.
Common equity tier 1 capital ratio removes preferred stock from the Tier 1 capital ratio as defined by and calculated in conformity with bank regulations. The tangible common equity ratio removes the effect of intangible assets from capital and total assets. Tangible common equity per share of common stock removes the effect of intangible assets from common shareholders' equity per share of common stock.
The following table provides a reconciliation of non-GAAP financial measures and regulatory ratios used in this financial review with financial measures defined by GAAP.

(dollar amounts in millions)	June 30, 2020	December 31, 2019
Common Equity Tier 1 Capital (a):
Tier 1 capital	$7,093	$6,919
Less:
Fixed-rate reset non-cumulative perpetual preferred stock	395	—
Common equity tier 1 capital	$6,698	$6,919
Risk-weighted assets	$67,156	$68,273
Tier 1 capital ratio	10.56%	10.13%
Common equity tier 1 capital ratio	9.97	10.13
Tangible Common Equity Ratio:
Total shareholders' equity	$7,802	$7,327
Less:
Fixed-rate non-cumulative perpetual preferred stock	395	—
Goodwill	635	635
Other intangible assets	3	4
Tangible common equity	$6,769	$6,688
Total assets	$84,397	$73,402
Less:
Goodwill	635	635
Other intangible assets	3	4
Tangible assets	$83,759	$72,763
Common equity ratio	8.78%	9.98%
Tangible common equity ratio	8.08	9.19
Tangible Common Equity per Share of Common Stock:
Common shareholders' equity	$7,407	$7,327
Tangible common equity	6,769	6,688
Shares of common stock outstanding (in millions)	139	142
Common shareholders' equity per share of common stock	$53.28	$51.57
Tangible common equity per share of common stock	48.69	47.07
(a)Tier 1 capital as defined by regulation; estimated for June 30, 2020, reflects deferral of CECL model impact.

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk
Quantitative and qualitative disclosures for the current period can be found in the "Market and Liquidity Risk" section of "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations."

ITEM 4. Controls and Procedures
(a)Evaluation of Disclosure Controls and Procedures. The Corporation maintains a set of disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) that are designed to ensure that information required to be disclosed by the Corporation in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to the Corporation's management, including the Corporation's Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Management has evaluated, with the participation of the Corporation's Chief Executive Officer and Chief Financial Officer, the effectiveness of the Corporation's disclosure controls and procedures as of the end of the period covered by this quarterly report (the "Evaluation Date"). Based on the evaluation, the Corporation's Chief Executive Officer and Chief Financial Officer have concluded that, as of the Evaluation Date, the Corporation's disclosure controls and procedures are effective.
(b)Changes in Internal Control Over Financial Reporting. During the period to which this report relates, there have not been any changes in the Corporation's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or that are reasonably likely to materially affect, such controls.

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings
For information regarding the Corporation's legal proceedings, see "Part I. Item 1. Note 12 – Contingent Liabilities," which is incorporated herein by reference.

ITEM 1A. Risk Factors
        Other than as set forth below, there have been no material changes in the Corporation’s risk factors as previously disclosed in our Form 10-K for the fiscal year ended December 31, 2019 in response to Part I, Item 1A. of such Form 10-K. Such risk factors are incorporated herein by reference.
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

In particular, oil and gas prices have fallen since the beginning of 2020 due to global events. Loans in the Energy business line were $2.1 billion, or approximately 4 percent of total loans, at June 30, 2020. At June 30, 2020, the reserve allocation for Energy loans was over 10 percent of total Energy loans. If oil and gas prices continue to remain depressed for a prolonged period of time, Comerica's energy portfolio could experience increased credit losses, which could adversely affect Comerica's financial results. Furthermore, a prolonged period of low oil prices could also have a negative impact on the Texas economy, which could have a material adverse effect on Comerica’s business, financial condition and results of operations. For more information regarding Comerica's energy portfolio, please see “Energy Lending” beginning on page 56 of this report.

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

3.4
Certificate of Designations of 5.625% Fixed-Rate Reset Non-Cumulative Perpetual Preferred Stock, Series A, dated May 26, 2020, of Comerica Incorporated (including the form of 5.625% Fixed-Rate Reset Non-Cumulative Perpetual Preferred Stock, Series A Certificate of Comerica Incorporated attached as Exhibit A thereto) (filed as Exhibit 3.1 to Registrant's Current Report on Form 8-K dated May 26, 2020, and incorporated herein by reference).

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

4.1
Deposit Agreement, dated May 26, 2020, among Comerica Incorporated, Computershare Inc., Computershare Trust Company, N.A. and the holders from time to time of the depositary receipts issued thereunder (including the form of depositary share receipt attached as Exhibit A thereto) (filed as Exhibit 4.1 to Registrant's Current Report on Form 8-K dated May 26, 2020, and incorporated herein by reference).

10.1H†	Form of Standard Comerica Incorporated Restricted Stock Agreement (cliff vesting) under the Comerica Incorporated 2018 Long-Term Incentive Plan (2-year version).

10.11†	Amended and Restated Comerica Incorporated Non-Employee Director Fee Deferral Plan (amended and restated effective July 1, 2020).

10.12†	Amended and Restated Comerica Incorporated Common Stock Non-Employee Director Fee Deferral Plan (amended and restated effective July 1, 2020).

31.1	Chairman, President and CEO Rule 13a-14(a)/15d-14(a) Certification of Periodic Report (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002).

31.2	Executive Vice President and CFO Rule 13a-14(a)/15d-14(a) Certification of Periodic Report (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002).

32	Section 1350 Certification of Periodic Report (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002).

101	Financial statements from Quarterly Report on Form 10-Q of the Registrant for the quarter ended June 30, 2020, formatted in Inline XBRL: (i) the Consolidated Balance Sheets (unaudited), (ii) the Consolidated Statements of Comprehensive Income (unaudited), (iii) the Consolidated Statements of Changes in Shareholders' Equity (unaudited), (iv) the Consolidated Statements of Cash Flows (unaudited) and (v) the Notes to Consolidated Financial Statements (unaudited).

104	The cover page from the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, formatted in Inline XBRL (included in Exhibit 101).

†	Management contract or compensatory plan or arrangement.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMERICA INCORPORATED
(Registrant)

/s/ Mauricio A. Ortiz
Mauricio A. Ortiz
Senior Vice President and
Chief Accounting Officer and
Duly Authorized Officer
Date: July 30, 2020