Form 10-Q
period 2020-09-30
COMERICA INC /NEW/
filed 2020-10-30
CIK 28412

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________
FORM 10-Q
______________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
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
$5 par value common stock:
Outstanding as of October 28, 2020: 139,087,862 shares

COMERICA INCORPORATED AND SUBSIDIARIES

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements
CONSOLIDATED BALANCE SHEETS
Comerica Incorporated and Subsidiaries

(in millions, except share data)	September 30, 2020	December 31, 2019
	(unaudited)
ASSETS
Cash and due from banks	$988	$973
Interest-bearing deposits with banks	10,153	4,845
Other short-term investments	160	155
Investment securities available-for-sale	15,090	12,398
Commercial loans	32,604	31,473
Real estate construction loans	4,146	3,455
Commercial mortgage loans	10,002	9,559
Lease financing	601	588
International loans	923	1,009
Residential mortgage loans	1,927	1,845
Consumer loans	2,166	2,440
Total loans	52,369	50,369
Less allowance for loan losses	(978)	(637)
Net loans	51,391	49,732
Premises and equipment	456	457
Accrued income and other assets	5,393	4,842
Total assets	$83,631	$73,402
LIABILITIES AND SHAREHOLDERS’ EQUITY
Noninterest-bearing deposits	$36,533	$27,382
Money market and interest-bearing checking deposits	26,948	24,527
Savings deposits	2,588	2,184
Customer certificates of deposit	2,300	2,978
Other time deposits	—	133
Foreign office time deposits	90	91
Total interest-bearing deposits	31,926	29,913
Total deposits	68,459	57,295
Short-term borrowings	10	71
Accrued expenses and other liabilities	1,534	1,440
Medium- and long-term debt	5,754	7,269
Total liabilities	75,757	66,075
Fixed rate reset non-cumulative perpetual preferred stock, series A, no par value, $100,000 liquidation preference per share:
Authorized - 4,000 shares
Issued - 4,000 shares at 9/30/2020	394	—
Common stock - $5 par value:
Authorized - 325,000,000 shares
Issued - 228,164,824 shares	1,141	1,141
Capital surplus	2,179	2,174
Accumulated other comprehensive income (loss)	116	(235)
Retained earnings	9,511	9,538
Less cost of common stock in treasury - 89,095,470 shares at 9/30/2020 and 86,069,234 shares at 12/31/2019	(5,467)	(5,291)
Total shareholders’ equity	7,874	7,327
Total liabilities and shareholders’ equity	$83,631	$73,402
See notes to consolidated financial statements (unaudited).

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)
Comerica Incorporated and Subsidiaries

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except per share data)	2020	2019	2020	2019
INTEREST INCOME
Interest and fees on loans	$408	$619	$1,359	$1,875
Interest on investment securities	72	75	220	222
Interest on short-term investments	4	17	25	51
Total interest income	484	711	1,604	2,148
INTEREST EXPENSE
Interest on deposits	15	73	91	192
Interest on short-term borrowings	—	2	1	9
Interest on medium- and long-term debt	11	50	70	152
Total interest expense	26	125	162	353
Net interest income	458	586	1,442	1,795
Provision for credit losses	5	35	554	66
Net interest income after provision for credit losses	453	551	888	1,729
NONINTEREST INCOME
Card fees	71	67	198	195
Fiduciary income	51	53	157	154
Service charges on deposit accounts	47	51	138	153
Commercial lending fees	19	23	53	66
Foreign exchange income	9	11	29	33
Bank-owned life insurance	12	11	33	31
Letter of credit fees	9	10	27	29
Brokerage fees	5	7	17	21
Net securities losses	—	—	—	(8)
Other noninterest income	29	23	84	70
Total noninterest income	252	256	736	744
NONINTEREST EXPENSES
Salaries and benefits expense	257	253	748	763
Outside processing fee expense	58	66	177	194
Occupancy expense	40	39	114	113
Software expense	39	30	115	87
Equipment expense	12	13	36	37
Advertising expense	9	10	24	24
FDIC insurance expense	8	6	24	17
Other noninterest expenses	23	18	73	57
Total noninterest expenses	446	435	1,311	1,292
Income before income taxes	259	372	313	1,181
Provision for income taxes	48	80	54	252
NET INCOME	211	292	259	929
Less:
Income allocated to participating securities	—	2	1	5
Preferred stock dividends	8	—	8	—
Net income attributable to common shares	$203	$290	$250	$924
Earnings per common share:
Basic	$1.45	$1.98	$1.79	$6.08
Diluted	1.44	1.96	1.78	6.02
Comprehensive income	169	338	610	1,202
Cash dividends declared on common stock	94	97	284	302
Cash dividends declared per common share	0.68	0.67	2.04	2.01
See notes to consolidated financial statements (unaudited).

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (unaudited)
Comerica Incorporated and Subsidiaries

					Accumulated
	Nonredeemable	Common Stock			Other			Total
	Preferred	Shares		Capital	Comprehensive	Retained	Treasury	Shareholders'
(in millions, except per share data)	Stock	Outstanding	Amount	Surplus	Income (Loss)	Earnings	Stock	Equity
BALANCE AT JUNE 30, 2019	$—	149.8	$1,141	$2,168	$(382)	$9,176	$(4,780)	$7,323
Net income	—	—	—	—	—	292	—	292
Other comprehensive income, net of tax	—	—	—	—	46	—	—	46
Cash dividends declared on common stock ($0.67 per share)	—	—	—	—	—	(97)	—	(97)
Purchase of common stock	—	(5.7)	—	—	—	—	(370)	(370)
Net issuance of common stock under employee stock plans	—	—	—	(1)	—	(2)	4	1
Share-based compensation	—	—	—	5	—	—	—	5
BALANCE AT SEPTEMBER 30, 2019	$—	144.1	$1,141	$2,172	$(336)	$9,369	$(5,146)	$7,200
BALANCE AT JUNE 30, 2020	$395	139.0	$1,141	$2,173	$158	$9,404	$(5,469)	$7,802
Net income	—	—	—	—	—	211	—	211
Other comprehensive loss, net of tax	—	—	—	—	(42)	—	—	(42)
Cash dividends declared on common stock ($0.68 per share)	—	—	—	—	—	(94)	—	(94)
Cash dividends declared on preferred stock	—	—	—	—	—	(8)	—	(8)
Issuance of preferred stock	(1)	—	—	—	—	—	—	(1)
Net issuance of common stock under employee stock plans	—	0.1	—	—	—	(2)	2	—
Share-based compensation	—	—	—	6	—	—	—	6
BALANCE AT SEPTEMBER 30, 2020	$394	139.1	$1,141	$2,179	$116	$9,511	$(5,467)	$7,874
BALANCE AT DECEMBER 31, 2018	$—	160.1	$1,141	$2,148	$(609)	$8,781	$(3,954)	$7,507
Cumulative effect of change in accounting principle	—	—	—	—	—	(14)	—	(14)
Net income	—	—	—	—	—	929	—	929
Other comprehensive income, net of tax	—	—	—	—	273	—	—	273
Cash dividends declared on common stock ($2.01 per share)	—	—	—	—	—	(302)	—	(302)
Purchase of common stock	—	(16.6)	—	—	—	—	(1,229)	(1,229)
Net issuance of common stock under employee stock plans	—	0.6	—	(13)	—	(25)	37	(1)
Share-based compensation	—	—	—	37	—	—	—	37
BALANCE AT SEPTEMBER 30, 2019	$—	144.1	$1,141	$2,172	$(336)	$9,369	$(5,146)	$7,200
BALANCE AT DECEMBER 31, 2019	$—	142.1	$1,141	$2,174	$(235)	$9,538	$(5,291)	$7,327
Cumulative effect of change in accounting principle	—	—	—	—	—	13	—	13
Net income	—	—	—	—	—	259	—	259
Other comprehensive income, net of tax	—	—	—	—	351	—	—	351
Cash dividends declared on common stock ($2.04 per share)	—	—	—	—	—	(284)	—	(284)
Cash dividends declared on preferred stock	—	—	—	—	—	(8)	—	(8)
Purchase of common stock	—	(3.4)	—	—	—	—	(194)	(194)
Issuance of preferred stock	394	—	—	—	—	—	—	394
Net issuance of common stock under employee stock plans	—	0.4	—	(13)	—	(7)	18	(2)
Share-based compensation	—	—	—	18	—	—	—	18
BALANCE AT SEPTEMBER 30, 2020	$394	139.1	$1,141	$2,179	$116	$9,511	$(5,467)	$7,874
See notes to consolidated financial statements (unaudited).

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
Comerica Incorporated and Subsidiaries

	Nine Months Ended September 30,
(in millions)	2020	2019
OPERATING ACTIVITIES
Net income	$259	$929
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	554	66
(Benefit) provision for deferred income taxes	(104)	4
Depreciation and amortization	82	84
Net periodic defined benefit credit	(19)	(23)
Share-based compensation expense	18	37
Net amortization of securities	7	2
Net securities losses	—	8
Net gains on sales of foreclosed property	(1)	—
Net change in:
Accrued income receivable	32	1
Accrued expenses payable	(50)	(39)
Other, net	(58)	(200)
Net cash provided by operating activities	720	869
INVESTING ACTIVITIES
Investment securities available-for-sale:
Maturities and redemptions	2,344	1,615
Sales	—	987
Purchases	(4,796)	(2,721)
Net change in loans	(2,185)	(1,419)
Proceeds from sales of foreclosed property	3	1
Net increase in premises and equipment	(51)	(62)
Federal Home Loan Bank stock:
Purchases	(51)	(201)
Redemptions	92	201
Proceeds from bank-owned life insurance settlements	14	7
Other, net	—	2
Net cash used in investing activities	(4,630)	(1,590)
FINANCING ACTIVITIES
Net change in:
Deposits	11,054	1,105
Short-term borrowings	(61)	7
Medium- and long-term debt:
Maturities and redemptions	(1,675)	(350)
Issuances and advances	—	1,050
Preferred stock:
Issuance	394	—
Common stock:
Repurchases	(199)	(1,242)
Cash dividends paid	(282)	(303)
Issuances under employee stock plans	2	12
Other, net	—	(2)
Net cash provided by financing activities	9,233	277
Net increase (decrease) in cash and cash equivalents	5,323	(444)
Cash and cash equivalents at beginning of period	5,818	4,561
Cash and cash equivalents at end of period	$11,141	$4,117
Interest paid	$186	$347
Income tax paid	133	221
Noncash investing and financing activities:
Loans transferred to other real estate	1	3
See notes to consolidated financial statements (unaudited).

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries
NOTE 1 - BASIS OF PRESENTATION AND ACCOUNTING POLICIES
Organization
The accompanying unaudited consolidated financial statements were prepared in accordance with United States (U.S.) generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation were included. The results of operations for the nine months ended September 30, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020. Certain items in prior periods were reclassified to conform to the current presentation. For further information, refer to the consolidated financial statements and footnotes thereto included in the Annual Report of Comerica Incorporated and Subsidiaries (the Corporation) on Form 10-K for the year ended December 31, 2019.
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
Software
    Effective January 1, 2020, the Corporation adopted the provisions of ASU No. 2018-15, “Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract," using a prospective approach for implementation costs incurred subsequent to the adoption of the standard. Amortization expense from capitalized implementation costs of hosting arrangements that are service contracts and fees associated with the hosting elements of the arrangements, are included in software expense in the Consolidated Statements of Comprehensive Income, along with other software-related expenses. For the three- and nine-month periods ended September 30, 2020, software expense included $9 million and $24 million of hosting fees that would have previously been included in outside processing fee expense.
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
    Capitalized implementation costs of hosting arrangements that are service contracts were $3 million for both the three- and nine-month periods ended September 30, 2020.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries
Reference Rate Reform
    In March 2020, the Financial Accounting Standards Board (FASB) issued ASU No. 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting,” (ASU 2020-04), to provide temporary optional guidance to ease the potential accounting burden of reference rate reform. ASU 2020-04 is effective for eligible contract modifications from January 1, 2020 through December 31, 2022. Approximately 72 percent of the Corporation’s loans at September 30, 2020 were tied to the London Interbank Offered Rate (LIBOR). The Corporation uses interest rate swaps to convert variable-LIBOR rate loans to fixed rates for approximately 10 percent of the loan portfolio. Additional contracts with exposure to LIBOR include swaps converting fixed-rate long-term debt to variable LIBOR rates. The Corporation adopted the provisions of ASU 2020-04 as of January 1, 2020 with no impact to its financial condition and results of operation at the time of adoption.
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

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries
Assets and Liabilities Recorded at Fair Value on a Recurring Basis
The following tables present the recorded amount of assets and liabilities measured at fair value on a recurring basis as of September 30, 2020 and December 31, 2019.

(in millions)	Total	Level 1	Level 2	Level 3
September 30, 2020
Deferred compensation plan assets	$100	$100	$—	$—
Equity securities	53	53	—	—
Investment securities available-for-sale:
U.S. Treasury and other U.S. government agency securities	4,683	4,683	—	—
Residential mortgage-backed securities (a)	10,407	—	10,407	—
Total investment securities available-for-sale	15,090	4,683	10,407	—
Derivative assets:
Interest rate contracts	601	—	559	42
Energy derivative contracts	214	—	214	—
Foreign exchange contracts	10	—	10	—
Total derivative assets	825	—	783	42
Total assets at fair value	$16,068	$4,836	$11,190	$42
Derivative liabilities:
Interest rate contracts	$68	$—	$68	$—
Energy derivative contracts	209	—	209	—
Foreign exchange contracts	10	—	10	—
Total derivative liabilities	287	—	287	—
Deferred compensation plan liabilities	100	100	—	—
Total liabilities at fair value	$387	$100	$287	$—
December 31, 2019
Deferred compensation plan assets	$95	$95	$—	$—
Equity securities	54	54	—	—
Investment securities available-for-sale:
U.S. Treasury and other U.S. government agency securities	2,792	2,792	—	—
Residential mortgage-backed securities (a)	9,606	—	9,606	—
Total investment securities available-for-sale	12,398	2,792	9,606	—
Derivative assets:
Interest rate contracts	211	—	189	22
Energy derivative contracts	96	—	96	—
Foreign exchange contracts	10	—	10	—
Total derivative assets	317	—	295	22
Total assets at fair value	$12,864	$2,941	$9,901	$22
Derivative liabilities:
Interest rate contracts	$39	$—	$39	$—
Energy derivative contracts	92	—	92	—
Foreign exchange contracts	10	—	10	—
Total derivative liabilities	141	—	141	—
Deferred compensation plan liabilities	95	95	—	—
Total liabilities at fair value	$236	$95	$141	$—
(a)Issued and/or guaranteed by U.S. government agencies or U.S. government-sponsored enterprises.

    There were no transfers of assets or liabilities recorded at fair value on a recurring basis into or out of Level 3 fair value measurements during each of the three- and nine-month periods ended September 30, 2020 and 2019.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries
The following table summarizes the changes in Level 3 assets and liabilities measured at fair value on a recurring basis for the three- and nine-month periods ended September 30, 2020 and 2019.

		Net Realized/Unrealized Gains (Losses) (Pretax) Recorded in Earnings (a)
	Balance at Beginning of Period				Balance at End of Period
				Sales
(in millions)		Realized	Unrealized
Three Months Ended September 30, 2020
Derivative assets:
Interest rate contracts	$44	$—	$(2)	$—	$42
Three Months Ended September 30, 2019
Derivative assets:
Interest rate contracts	$21	$1	$7	$(1)	$28
Nine Months Ended September 30, 2020
Derivative assets:
Interest rate contracts	$22	$—	$20	$—	$42
Nine Months Ended September 30, 2019
Derivative assets:
Interest rate contracts	$9	$1	$19	$(1)	$28
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
The following table presents assets recorded at fair value on a nonrecurring basis at September 30, 2020 and December 31, 2019. No liabilities were recorded at fair value on a nonrecurring basis at September 30, 2020 and December 31, 2019.

(in millions)	Level 3
September 30, 2020
Loans:
Commercial	$129
Commercial mortgage	5
Total assets at fair value	$134
December 31, 2019
Loans:
Commercial	$70
Total assets at fair value	$70
Level 3 assets recorded at fair value on a nonrecurring basis at September 30, 2020 and December 31, 2019 included both nonaccrual loans and TDRs for which a specific allowance was established based on the fair value of collateral. The unobservable inputs were the additional adjustments applied by management to the appraised values to reflect such factors as non-current appraisals and revisions to estimated time to sell. These adjustments are determined based on qualitative judgments made by management on a case-by-case basis and are not quantifiable inputs, although they are used in the determination of fair value.
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

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries
The carrying amount and estimated fair value of financial instruments not recorded at fair value in their entirety on a recurring basis on the Corporation’s Consolidated Balance Sheets are as follows:

	Carrying Amount	Estimated Fair Value
(in millions)		Total	Level 1	Level 2	Level 3
September 30, 2020
Assets
Cash and due from banks	$988	$988	$988	$—	$—
Interest-bearing deposits with banks	10,153	10,153	10,153	—	—
Loans held-for-sale	7	7	—	7	—
Total loans, net of allowance for loan losses (a)	51,391	51,926	—	—	51,926
Customers’ liability on acceptances outstanding	2	2	2	—	—
Restricted equity investments	207	207	207	—	—
Nonmarketable equity securities (b)	5	9
Liabilities
Demand deposits (noninterest-bearing)	36,533	36,533	—	36,533	—
Interest-bearing deposits	29,626	29,626	—	29,626	—
Customer certificates of deposit	2,300	2,302	—	2,302	—
Total deposits	68,459	68,461	—	68,461	—
Short-term borrowings	10	10	10	—	—
Acceptances outstanding	2	2	2	—	—
Medium- and long-term debt	5,754	5,741	—	5,741	—
Credit-related financial instruments	(85)	(85)	—	—	(85)
December 31, 2019
Assets
Cash and due from banks	$973	$973	$973	$—	$—
Interest-bearing deposits with banks	4,845	4,845	4,845	—	—
Loans held-for-sale	6	6	—	6	—
Total loans, net of allowance for loan losses (a)	49,732	49,975	—	—	49,975
Customers’ liability on acceptances outstanding	2	2	2	—	—
Restricted equity investments	248	248	248	—	—
Nonmarketable equity securities (b)	5	10
Liabilities
Demand deposits (noninterest-bearing)	27,382	27,382	—	27,382	—
Interest-bearing deposits	26,802	26,802	—	26,802	—
Certificates of deposit	2,978	2,968	—	2,968	—
Other time deposits	133	133	—	133	—
Total deposits	57,295	57,285	—	57,285	—
Short-term borrowings	71	71	71	—	—
Acceptances outstanding	2	2	2	—	—
Medium- and long-term debt	7,269	7,316	—	7,316	—
Credit-related financial instruments	(57)	(57)	—	—	(57)
(a)Included $134 million and $70 million of loans recorded at fair value on a nonrecurring basis at September 30, 2020 and December 31, 2019, respectively.
(b)Certain investments that are measured at fair value using the net asset value have not been classified in the fair value hierarchy. The fair value amounts presented in the table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the Consolidated Balance Sheets.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries
NOTE 3 - INVESTMENT SECURITIES
A summary of the Corporation’s investment securities follows:

(in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
September 30, 2020
Investment securities available-for-sale:
U.S. Treasury and other U.S. government agency securities	$4,590	$93	$—	$4,683
Residential mortgage-backed securities (a)	10,168	241	2	10,407
Total investment securities available-for-sale	$14,758	$334	$2	$15,090

December 31, 2019
Investment securities available-for-sale:
U.S. Treasury and other U.S. government agency securities	$2,745	$47	$—	$2,792
Residential mortgage-backed securities (a)	9,568	66	28	9,606
Total investment securities available-for-sale	$12,313	$113	$28	$12,398
(a)Issued and/or guaranteed by U.S. government agencies or U.S. government-sponsored enterprises.
A summary of the Corporation’s investment securities in an unrealized loss position as of September 30, 2020 and December 31, 2019 follows:

	Temporarily Impaired
	Less than 12 Months		12 Months or more		Total
(in millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
September 30, 2020
Residential mortgage-backed securities (a)	$980	$2	$—	$—	$980	$2
Total temporarily impaired securities	$980	$2	$—	$—	$980	$2
December 31, 2019
Residential mortgage-backed securities (a)	$1,494	$7	$1,906	$21	$3,400	$28
Total temporarily impaired securities	$1,494	$7	$1,906	$21	$3,400	$28
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
Interest receivable on investment securities totaled $19 million at September 30, 2020 and $20 million at December 31, 2019 and was included in accrued income and other assets on the Consolidated Balance Sheets.
Sales, calls and write-downs of investment securities available-for-sale resulted in the following gains and losses recorded in net securities gains (losses) on the Consolidated Statements of Comprehensive Income, computed based on the adjusted cost of the specific security.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2020	2019	2020	2019
Securities gains	$—	$—	$1	$—
Securities losses	$—	$—	$(1)	$(8)
Net securities losses	$—	$—	$—	$(8)

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

(in millions)
September 30, 2020	Amortized Cost	Fair Value
Contractual maturity
Within one year	$1,150	$1,171
After one year through five years	3,359	3,438
After five years through ten years	1,011	1,036
After ten years	9,238	9,445
Total investment securities	$14,758	$15,090
Included in the contractual maturity distribution in the table above were residential mortgage-backed securities with a total amortized cost of $10.2 billion and a fair value of $10.4 billion. The actual cash flows of mortgage-backed securities may differ as borrowers of the underlying loans may exercise prepayment options.
At September 30, 2020, investment securities with a carrying value of $5.3 billion were pledged where permitted or required by law, including $4.8 billion pledged to the Federal Home Loan Bank (FHLB) as collateral for potential future borrowings of approximately $4.6 billion and $522 million to secure $439 million of liabilities, primarily public and other deposits of state and local government agencies as well as derivative instruments. For information on FHLB borrowings, refer to Note 7.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries
NOTE 4 – CREDIT QUALITY AND ALLOWANCE FOR CREDIT LOSSES
The following table presents an aging analysis of the amortized cost basis of loans.

	Loans Past Due and Still Accruing
(in millions)	30-59 Days	60-89 Days	90 Days or More	Total	Nonaccrual Loans	Current Loans (a)	Total Loans
September 30, 2020
Business loans:
Commercial	$174	$42	$15	$231	$241	$32,132	$32,604
Real estate construction:
Commercial Real Estate business line (b)	36	—	—	36	—	3,666	3,702
Other business lines (c)	10	2	—	12	—	432	444
Total real estate construction	46	2	—	48	—	4,098	4,146
Commercial mortgage:
Commercial Real Estate business line (b)	7	1	—	8	3	2,325	2,336
Other business lines (c)	69	10	8	87	17	7,562	7,666
Total commercial mortgage	76	11	8	95	20	9,887	10,002
Lease financing	10	1	—	11	1	589	601
International	—	—	—	—	—	923	923
Total business loans	306	56	23	385	262	47,629	48,276

Retail loans:
Residential mortgage	13	3	—	16	40	1,871	1,927
Consumer:
Home equity	2	1	—	3	20	1,617	1,640
Other consumer	1	—	6	7	—	519	526
Total consumer	3	1	6	10	20	2,136	2,166
Total retail loans	16	4	6	26	60	4,007	4,093
Total loans	$322	$60	$29	$411	$322	$51,636	$52,369
December 31, 2019
Business loans:
Commercial	$27	$7	$17	$51	$148	$31,274	$31,473
Real estate construction:
Commercial Real Estate business line (b)	6	—	—	6	—	3,038	3,044
Other business lines (c)	—	7	—	7	—	404	411
Total real estate construction	6	7	—	13	—	3,442	3,455
Commercial mortgage:
Commercial Real Estate business line (b)	9	—	—	9	2	2,165	2,176
Other business lines (c)	16	18	9	43	12	7,328	7,383
Total commercial mortgage	25	18	9	52	14	9,493	9,559
Lease financing	1	—	—	1	—	587	588
International	—	5	—	5	—	1,004	1,009
Total business loans	59	37	26	122	162	45,800	46,084

Retail loans:
Residential mortgage	15	2	—	17	20	1,808	1,845
Consumer:
Home equity	4	5	—	9	17	1,685	1,711
Other consumer	2	3	—	5	—	724	729
Total consumer	6	8	—	14	17	2,409	2,440
Total retail loans	21	10	—	31	37	4,217	4,285
Total loans	$80	$47	$26	$153	$199	$50,017	$50,369
(a)Includes $385 million of loans with deferred payments not considered past due in accordance with the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) at September 30, 2020.
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

	September 30, 2020										December 31, 2019
	Vintage Year
(in millions)	2020		2019	2018	2017	2016	Prior	Revolvers	Revolvers Converted to Term	Total	Total
Business loans:
Commercial:
Pass (a)	$5,220	(b)	$2,522	$1,712	$1,176	$496	$887	$17,916	$18	$29,947	$29,785
Criticized (c)	32		316	236	117	95	198	1,661	2	2,657	1,688
Total commercial	5,252		2,838	1,948	1,293	591	1,085	19,577	20	32,604	31,473
Real estate construction
Pass (a)	186		983	1,323	773	426	191	193	—	4,075	3,424
Criticized (c)	3		27	5	25	9	1	1	—	71	31
Total real estate construction	189		1,010	1,328	798	435	192	194	—	4,146	3,455
Commercial mortgage
Pass (a)	1,662		1,649	1,185	1,161	880	2,509	427	—	9,473	9,262
Criticized (c)	39		118	41	58	49	213	11	—	529	297
Total commercial mortgage	1,701		1,767	1,226	1,219	929	2,722	438	—	10,002	9,559
Lease financing
Pass (a)	94		126	78	53	15	208	—	—	574	579
Criticized (c)	2		18	4	2	1	—	—	—	27	9
Total lease financing	96		144	82	55	16	208	—	—	601	588
International
Pass (a)	283		175	126	11	2	64	218	—	879	972
Criticized (c)	13		—	—	4	8	2	17	—	44	37
Total international	296		175	126	15	10	66	235	—	923	1,009
Total business loans	7,534		5,934	4,710	3,380	1,981	4,273	20,444	20	48,276	46,084
Retail loans:
Residential mortgage
Pass (a)	587		248	137	237	226	447	—	—	1,882	1,823
Criticized (c)	3		1	2	10	2	27	—	—	45	22
Total residential mortgage	590		249	139	247	228	474	—	—	1,927	1,845
Consumer:
Home equity
Pass (a)	—		—	—	—	—	17	1,531	69	1,617	1,682
Criticized (c)	—		—	—	—	—	1	16	6	23	29
Total home equity	—		—	—	—	—	18	1,547	75	1,640	1,711
Other consumer
Pass (a)	47		52	17	2	7	52	339	—	516	722
Criticized (c)	—		1	3	—	—	—	6	—	10	7
Total other consumer	47		53	20	2	7	52	345	—	526	729
Total consumer	47		53	20	2	7	70	1,892	75	2,166	2,440
Total retail loans	637		302	159	249	235	544	1,892	75	4,093	4,285
Total loans	$8,171		$6,236	$4,869	$3,629	$2,216	$4,817	$22,336	$95	$52,369	$50,369
(a)Includes all loans not included in the categories of special mention, substandard or nonaccrual.
(b)Includes $3.8 billion of Small Business Administration Paycheck Protection Program (PPP) loans at September 30, 2020.
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
Loan interest receivable totaled $132 million and $172 million at September 30, 2020 and December 31, 2019, respectively, and was included in accrued income and other assets on the Consolidated Balance Sheets.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries
Allowance for Credit Losses
The following table details the changes in the allowance for credit losses.

	2020			2019
(in millions)	Business Loans	Retail Loans	Total	Business Loans	Retail Loans	Total
Three Months Ended September 30
Balance at beginning of period:
Allowance for loan losses	$943	$64	$1,007	$618	$39	$657
Allowance for credit losses on lending-related commitments	50	9	59	28	3	31
Allowance for credit losses	993	73	1,066	646	42	688
Loan charge-offs	(53)	—	(53)	(59)	(2)	(61)
Recoveries on loans previously charged-off	18	2	20	17	2	19
Net loan charge-offs	(35)	2	(33)	(42)	—	(42)
Provision for credit losses:
Provision for loan losses	15	(11)	4	39	(2)	37
Provision for credit losses on lending-related commitments	1	—	1	(2)	—	(2)
Provision for credit losses	16	(11)	5	37	(2)	35
Balance at end of period:
Allowance for loan losses	923	55	978	615	37	652
Allowance for credit losses on lending-related commitments	51	9	60	26	3	29
Allowance for credit losses	$974	$64	$1,038	$641	$40	$681
Nine Months Ended September 30
Balance at beginning of period
Allowance for loan losses	$601	$36	$637	$627	$44	$671
Allowance for credit losses on lending-related commitments	28	3	31	26	4	30
Allowance for credit losses	629	39	668	653	48	701
Cumulative effect of change in accounting principle	(42)	25	(17)	—	—	—
Loan charge-offs	(196)	(3)	(199)	(121)	(4)	(125)
Recoveries on loans previously charged-off	29	3	32	35	4	39
Net loan charge-offs	(167)	—	(167)	(86)	—	(86)
Provision for credit losses:
Provision for loan losses	531	(6)	525	74	(7)	67
Provision for credit losses on lending-related commitments	23	6	29	—	(1)	(1)
Provision for credit losses	554	—	554	74	(8)	66
Balance at end of period:
Allowance for loan losses	923	55	978	615	37	652
Allowance for credit losses on lending-related commitments	51	9	60	26	3	29
Allowance for credit losses	$974	$64	$1,038	$641	$40	$681
Allowance for loan losses as a percentage of total loans	1.91%	1.35%	1.87%	1.30%	0.86%	1.27%
Allowance for loan losses as a percentage of total loans excluding PPP loans	2.07	n/a	2.01	n/a	n/a	n/a
Allowance for credit losses as a percentage of total loans	2.02	1.57	1.98	1.36	0.92	1.32
Allowance for credit losses as a percentage of total loans excluding PPP loans	2.19	n/a	2.14	n/a	n/a	n/a
n/a - not applicable

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries
Nonaccrual Loans
The following table presents additional information regarding nonaccrual loans. No interest income was recognized on nonaccrual loans for the three- and nine-month periods ended September 30, 2020 and 2019, respectively.

(in millions)	Nonaccrual Loans with No Related Allowance	Nonaccrual Loans with Related Allowance	Total Nonaccrual Loans
September 30, 2020
Business loans:
Commercial	$39	$202	$241
Commercial mortgage:
Commercial Real Estate business line (a)	2	1	3
Other business lines (b)	6	11	17
Total commercial mortgage	8	12	20
Lease financing	—	1	1
Total business loans	47	215	262
Retail loans:
Residential mortgage	40	—	40
Consumer:
Home equity	20	—	20
Total retail loans	60	—	60
Total nonaccrual loans	$107	$215	$322
December 31, 2019
Business loans:
Commercial	$29	$119	$148
Commercial mortgage:
Commercial Real Estate business line (a)	2	—	2
Other business lines (b)	1	11	12
Total commercial mortgage	3	11	14
Total business loans	32	130	162
Retail loans:
Residential mortgage	20	—	20
Consumer:
Home equity	17	—	17
Total retail loans	37	—	37
Total nonaccrual loans	$69	$130	$199
(a)Primarily loans to real estate developers.
(b)Primarily loans secured by owner-occupied real estate.

Foreclosed Properties
Foreclosed properties totaled $10 million and $11 million at September 30, 2020 and December 31, 2019, respectively. There were no retail loans secured by residential real estate properties in process of foreclosure included in nonaccrual loans at September 30, 2020 and December 31, 2019.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries
Troubled Debt Restructurings
The following table details the amortized cost basis at September 30, 2020 and 2019 of loans considered to be TDRs that were restructured during the three- and nine-month periods ended September 30, 2020 and 2019, by type of modification. In cases of loans with more than one type of modification, the loans were categorized based on the most significant modification.

	2020			2019
	Type of Modification			Type of Modification
(in millions)	Principal Deferrals (a)	Interest Rate Reductions	Total Modifications	Principal Deferrals (a)	Interest Rate Reductions	Total Modifications
Three Months Ended September 30,
Commercial	$11	$—	$11	$11	$—	$11
Commercial mortgage:
Other business lines (b)	1	—	1	—	—	—
Total business loans	12	—	12	11	—	11

Retail loans:
Consumer:
Home equity (c)	—	1	1	—	—	—
Total loans	$12	$1	$13	$11	$—	$11
Nine Months Ended September 30,
Business loans:
Commercial	$26	$—	$26	$19	$—	$19
Commercial mortgage:
Other business lines (b)	2	—	2	—	—	—
Total business loans	28	—	28	19	—	19
Retail loans:
Consumer:
Home equity (c)	—	1	1	—	1	1
Total loans	$28	$1	$29	$19	$1	$20
(a)Primarily represents loan balances where terms were extended by more than an insignificant time period, typically more than 180 days, at or above contractual interest rates. Also includes commercial loans restructured in bankruptcy.
(b)Primarily loans secured by owner-occupied real estate.
(c)Includes bankruptcy loans for which the court has discharged the borrower's obligation and the borrower has not reaffirmed the debt.
The Corporation charges interest on principal balances outstanding during deferral periods. Additionally, none of the modifications involved forgiveness of principal. At September 30, 2020 and December 31, 2019, commitments to lend additional funds to borrowers whose terms have been modified in TDRs totaled $1 million and $3 million, respectively. On an ongoing basis, the Corporation monitors the performance of modified loans to their restructured terms. The allowance for loan losses continues to be reassessed on the basis of an individual evaluation of the loan.
For principal deferrals, incremental deterioration in the credit quality of the loan, represented by a downgrade in the risk rating of the loan, for example, due to missed interest payments or a reduction of collateral value, is considered a subsequent default. For interest rate reductions, a subsequent payment default is defined in terms of delinquency, when a principal or interest payment is 90 days past due. Of the TDRs modified during the twelve-month periods ended September 30, 2020 and 2019, subsequent defaults of principal deferrals totaled $6 million and $11 million in the three- and nine-month periods ended September 30, 2020, respectively, compared to $17 million in both of the comparable periods in 2019. There were no subsequent defaults of interest rate reductions during either of the three- and nine-month periods ended September 30, 2020 and 2019.

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

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries
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
Credit risk is the possible loss that may occur in the event of nonperformance by the counterparty to a financial instrument. The Corporation attempts to minimize credit risk arising from customer-initiated derivatives by evaluating the creditworthiness of each customer, adhering to the same credit approval process used for traditional lending activities and obtaining collateral as deemed necessary. Derivatives with dealer counterparties are either cleared through a clearinghouse or settled directly with a single counterparty. For derivatives settled directly with dealer counterparties, the Corporation utilizes counterparty risk limits and monitoring procedures as well as master netting arrangements and bilateral collateral agreements to facilitate the management of credit risk. Master netting arrangements effectively reduce credit risk by permitting settlement of positive and negative positions and offset cash collateral held with the same counterparty on a net basis. Bilateral collateral agreements require daily exchange of cash or highly rated securities issued by the U.S. Treasury or other U.S. government entities to collateralize amounts due to either party. At September 30, 2020, counterparties with bilateral collateral agreements deposited $133 million of cash with the Corporation to secure the fair value of contracts in an unrealized gain position, and the Corporation had pledged $51 million of marketable investment securities and posted $37 million of cash as collateral for contracts in an unrealized loss position. For those counterparties not covered under bilateral collateral agreements, collateral is obtained, if deemed necessary, based on the results of management’s credit evaluation of the counterparty. Collateral varies, but may include cash, investment securities, accounts receivable, equipment or real estate. Included in the fair value of derivative instruments are credit valuation adjustments reflecting counterparty credit risk. These adjustments are determined by applying a credit spread for the counterparty or the Corporation, as appropriate, to the total expected exposure of the derivative. There were no derivative instruments with credit-risk-related contingent features that were in a liability position at September 30, 2020.
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

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries
The following table presents the composition of the Corporation’s derivative instruments held or issued for risk management purposes or in connection with customer-initiated and other activities at September 30, 2020 and December 31, 2019. The table excludes commitments and warrants accounted for as derivatives.

	September 30, 2020			December 31, 2019
		Fair Value			Fair Value
(in millions)	Notional/ Contract Amount (a)	Gross Derivative Assets	Gross Derivative Liabilities	Notional/ Contract Amount (a)	Gross Derivative Assets	Gross Derivative Liabilities
Risk management purposes
Derivatives designated as hedging instruments
Interest rate contracts:
Swaps - fair value - receive fixed/pay floating	$2,650	$—	$—	$3,325	$—	$—
Swaps - cash flow - receive fixed/pay floating	5,550	—	—	4,550	—	—
Derivatives used as economic hedges
Foreign exchange contracts:
Spot, forwards and swaps	328	—	2	330	—	2
Total risk management purposes	8,528	—	2	8,205	—	2
Customer-initiated and other activities
Interest rate contracts:
Caps and floors written	745	—	—	671	—	—
Caps and floors purchased	745	—	—	671	—	—
Swaps	20,263	601	68	16,485	211	39
Total interest rate contracts	21,753	601	68	17,827	211	39
Energy contracts:
Caps and floors written	447	1	36	477	—	23
Caps and floors purchased	447	36	—	477	23	—
Swaps	2,126	177	173	2,135	73	69
Total energy contracts	3,020	214	209	3,089	96	92
Foreign exchange contracts:
Spot, forwards, options and swaps	1,173	10	8	1,013	10	8
Total customer-initiated and other activities	25,946	825	285	21,929	317	139
Total gross derivatives	$34,474	$825	$287	$30,134	$317	$141
Amounts offset in the Consolidated Balance Sheets:
Netting adjustment - Offsetting derivative assets/liabilities		(72)	(72)		(63)	(63)
Netting adjustment - Cash collateral received/posted		(118)	(36)		(11)	(12)
Net derivatives included in the Consolidated Balance Sheets (b)		635	179		243	66
Amounts not offset in the Consolidated Balance Sheets:
Marketable securities pledged under bilateral collateral agreements		—	(48)		—	(21)
Net derivatives after deducting amounts not offset in the Consolidated Balance Sheets		$635	$131		$243	$45
(a)Notional or contractual amounts, which represent the extent of involvement in the derivatives market, are used to determine the contractual cash flows required in accordance with the terms of the agreement. These amounts are typically not exchanged, significantly exceed amounts subject to credit or market risk and are not reflected in the Consolidated Balance Sheets.
(b)Net derivative assets are included in accrued income and other assets and net derivative liabilities are included in accrued expenses and other liabilities on the Consolidated Balance Sheets. Included in the fair value of net derivative assets and net derivative liabilities are credit valuation adjustments reflecting counterparty credit risk and credit risk of the Corporation. The fair value of net derivative assets included credit valuation adjustments for counterparty credit risk of $31 million and $9 million at September 30, 2020 and December 31, 2019, respectively.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries
Risk Management
The Corporation's derivative instruments used for managing interest rate risk currently comprise swaps converting fixed-rate long-term debt to variable rates and variable-rate loans to fixed rates.
The following table details the effects of fair value hedging on the Consolidated Statements of Comprehensive Income.

	Interest on Medium- and Long-Term Debt
	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2020	2019	2020	2019
Total interest on medium- and long-term debt (a)	$11	$50	$70	$152
Fair value hedging relationships:
Interest rate contracts:
Hedged items	26	28	84	80
Derivatives designated as hedging instruments	(16)	(2)	(34)	(1)
(a) Includes the effects of hedging.
    For information on accumulated net gains on cash flow hedges, refer to Note 8.
    The following table summarizes the expected weighted average remaining maturity of the notional amount of risk management interest rate swaps, the carrying amount of the related hedged items and the weighted average interest rates associated with amounts expected to be received or paid on interest rate swap agreements as of September 30, 2020 and December 31, 2019.

Cash flow swaps - receive fixed/pay floating rate on variable-rate loans:

(dollar amounts in millions)	September 30, 2020	December 31, 2019
Derivative notional amount	$5,550	$4,550
Weighted average:
Remaining maturity (in years)	2.5	3.0
Receive rate	1.87%	1.94%
Pay rate (a)	0.16	1.71
(a)Variable rates paid on receive fixed swaps designated as cash flow hedges are based on one-month LIBOR rates in effect at September 30, 2020 and December 31, 2019.

Fair value swaps - receive fixed/pay floating rate on medium- and long-term debt:

(dollar amounts in millions)	September 30, 2020	December 31, 2019
Derivative notional amount	$2,650	$3,325
Carrying value of hedged items (a)	2,954	3,469
Weighted average:
Remaining maturity (in years)	4.9	4.6
Receive rate	3.68%	3.44%
Pay rate (b)	1.16	2.80
(a)Included $305 million and $146 million of cumulative hedging adjustments at September 30, 2020 and December 31, 2019, respectively, which included $6 million and $7 million, respectively, of hedging adjustment on a discontinued hedging relationship.
(b)Variable rates paid on receive fixed swaps designated as fair value hedges are based on one- and six-month LIBOR rates in effect at September 30, 2020 and December 31, 2019.
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
For customer-initiated foreign exchange contracts where offsetting positions have not been taken, the Corporation manages the remaining inherent market risk through individual foreign currency position limits and aggregate value-at-risk limits. These limits are established annually and reviewed quarterly. For those customer-initiated derivative contracts which were not offset or where the Corporation holds a position within the limits described above, the Corporation recognized no significant gains or losses in other noninterest income in the Consolidated Statements of Comprehensive Income for both the three- and nine-month periods ended September 30, 2020 and 2019.
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

		Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	Location of Gain	2020	2019	2020	2019
Interest rate contracts	Other noninterest income	$1	$4	$17	$16
Energy contracts	Other noninterest income	—	1	3	4
Foreign exchange contracts	Foreign exchange income	9	11	29	33
Total		$10	$16	$49	$53
Credit-Related Financial Instruments
The Corporation issues off-balance sheet financial instruments in connection with commercial and consumer lending activities. The Corporation’s credit risk associated with these instruments is represented by the contractual amounts indicated in the following table.

(in millions)	September 30, 2020	December 31, 2019
Unused commitments to extend credit:
Commercial and other	$23,322	$23,681
Bankcard, revolving check credit and home equity loan commitments	3,276	3,180
Total unused commitments to extend credit	$26,598	$26,861
Standby letters of credit	$3,191	$3,320
Commercial letters of credit	26	18
The Corporation maintains an allowance to cover current expected credit losses on lending-related commitments, including unused commitments to extend credit, letters of credit and financial guarantees. The allowance for credit losses on lending-related commitments, included in accrued expenses and other liabilities on the Consolidated Balance Sheets, was $60 million and $31 million at September 30, 2020 and December 31, 2019, respectively.
Unused Commitments to Extend Credit
Commitments to extend credit are legally binding agreements to lend to a customer, provided there is no violation of any condition established in the contract. These commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many commitments expire without being drawn upon, the total contractual amount of commitments does not necessarily represent future cash requirements of the Corporation. Commercial and other unused commitments are primarily variable rate commitments. The allowance for credit losses on lending-related commitments included $50 million at September 30, 2020 and $25 million at December 31, 2019 for current expected credit losses on the Corporation’s unused commitments to extend credit.
Standby and Commercial Letters of Credit
Standby letters of credit represent conditional obligations of the Corporation which guarantee the performance of a customer to a third party. Standby letters of credit are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing and similar transactions. Commercial letters of credit are issued to finance foreign or domestic trade transactions. These contracts expire in decreasing amounts through the year 2028. The Corporation may enter

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries
into participation arrangements with third parties that effectively reduce the maximum amount of future payments which may be required under standby and commercial letters of credit. These risk participations covered $169 million and $161 million, respectively, of the $3.2 billion and $3.3 billion standby and commercial letters of credit outstanding at September 30, 2020 and December 31, 2019, respectively.
The carrying value of the Corporation’s standby and commercial letters of credit, included in accrued expenses and other liabilities on the Consolidated Balance Sheets, totaled $35 million at September 30, 2020, including $25 million in deferred fees and $10 million in the allowance for credit losses on lending-related commitments. At December 31, 2019, the comparable amounts were $32 million, $26 million and $6 million, respectively.
The following table presents a summary of criticized standby and commercial letters of credit at September 30, 2020 and December 31, 2019. The Corporation's criticized list is generally consistent with the Special Mention, Substandard and Doubtful categories defined by regulatory authorities. The Corporation manages credit risk through underwriting, periodically reviewing and approving its credit exposures using Board committee approved credit policies and guidelines.

(dollar amounts in millions)	September 30, 2020	December 31, 2019
Total criticized standby and commercial letters of credit	$91	$44
As a percentage of total outstanding standby and commercial letters of credit	2.8%	1.3%
Other Credit-Related Financial Instruments
The Corporation enters into credit risk participation agreements, under which the Corporation assumes credit exposure associated with a borrower’s performance related to certain interest rate derivative contracts. The Corporation is not a party to the interest rate derivative contracts and only enters into these credit risk participation agreements in instances in which the Corporation is also a party to the related loan participation agreements for such borrowers. The Corporation manages credit risk on credit risk participation agreements by monitoring the creditworthiness of the borrowers, based on the normal credit review process as if the Corporation had entered into the derivative instruments directly with the borrowers. The notional amount of such credit risk participation agreements reflects the pro-rata share of the derivative instrument, consistent with the Corporation's share of the related participated loan. As of September 30, 2020 and December 31, 2019, the total notional amount of the credit risk participation agreements was approximately $1.1 billion and $786 million, respectively, and the fair value was $3 million at September 30, 2020 and insignificant at December 31, 2019. The maximum estimated exposure to these agreements, as measured by projecting a maximum value of the guaranteed derivative instruments, assuming 100 percent default by all obligors on the maximum values, was $71 million and $20 million at September 30, 2020 and December 31, 2019, respectively. In the event of default, the lead bank has the ability to liquidate the assets of the borrower, in which case the lead bank would be required to return a percentage of the recouped assets to the participating banks. As of September 30, 2020, the weighted average remaining maturity of outstanding credit risk participation agreements was 4.5 years.

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
The Corporation accounts for its interests in LIHTC entities using the proportional amortization method. Ownership interests in other tax credit entities are accounted for under either the cost or equity method. Exposure to loss as a result of the Corporation's involvement in LIHTC entities and other tax credit entities at September 30, 2020 was limited to $450 million and $10 million, respectively.
Investment balances, including all legally binding commitments to fund future investments, are included in accrued income and other assets on the Consolidated Balance Sheets. A liability is recognized in accrued expenses and other liabilities

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries
on the Consolidated Balance Sheets for all legally binding unfunded commitments to fund tax credit entities ($171 million at September 30, 2020). Amortization and other write-downs of LIHTC investments are presented on a net basis as a component of the provision for income taxes on the Consolidated Statements of Comprehensive Income, while amortization and write-downs of other tax credit investments are recorded in other noninterest income. The income tax credits and deductions are recorded as a reduction of income tax expense and a reduction of federal income taxes payable.
The Corporation provided no financial or other support that was not contractually required to any of the above VIEs during the nine months ended September 30, 2020 and 2019.
The following table summarizes the impact of these tax credit entities on the Corporation’s Consolidated Statements of Comprehensive Income.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2020	2019	2020	2019
Other noninterest income:
Amortization of other tax credit investments	$—	$—	$—	$1
Provision for income taxes:
Amortization of LIHTC investments	17	16	51	48
Low income housing tax credits	(17)	(16)	(49)	(46)
Other tax benefits related to tax credit entities	(4)	(3)	(11)	(10)
Total provision for income taxes	$(4)	$(3)	$(9)	$(8)
For further information on the Corporation’s consolidation policy, see Note 1 to the consolidated financial statements in the Corporation's 2019 Annual Report.

NOTE 7 - MEDIUM- AND LONG-TERM DEBT
Medium- and long-term debt is summarized as follows:

(in millions)	September 30, 2020	December 31, 2019
Parent company
Subordinated notes:
3.80% subordinated notes due 2026 (a)	$282	$264
Medium- and long-term notes:
3.70% notes due 2023 (a)	911	884
4.00% notes due 2029 (a)	643	587
Total medium- and long-term notes	1,554	1,471
Total parent company	1,836	1,735
Subsidiaries
Subordinated notes:
4.00% subordinated notes due 2025 (a)	382	360
7.875% subordinated notes due 2026 (a)	210	202
Total subordinated notes	592	562
Medium- and long-term notes:
2.50% notes due 2020 (a)	—	674
2.50% notes due 2024 (a)	526	498
Total medium- and long-term notes	526	1,172
FHLB advances:
Floating-rate based on FHLB auction rate due 2026	2,800	2,800
Floating-rate based on FHLB auction rate due 2028	—	1,000
Total FHLB advances	2,800	3,800
Total subsidiaries	3,918	5,534
Total medium- and long-term debt	$5,754	$7,269
(a)The fixed interest rates on these notes have been swapped to a variable rate and designated in a hedging relationship. Accordingly, carrying value has been adjusted to reflect the change in the fair value of the debt as a result of changes in the benchmark rate.
    Subordinated notes with remaining maturities greater than one year qualify as Tier 2 capital.
    Comerica Bank (the Bank), a wholly-owned subsidiary of the Corporation, is a member of the FHLB, which provides short- and long-term funding to its members through advances collateralized by real estate-related assets. The interest rates on

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries
the FHLB advances resets between four and eight weeks, based on the FHLB auction rate. At September 30, 2020, the weighted-average rate on the FHLB advances was 0.22%. Each note may be prepaid in full, without penalty, at each scheduled reset date. Borrowing capacity is contingent on the amount of collateral available to be pledged to the FHLB. At September 30, 2020, $19.0 billion of real estate-related loans and $4.8 billion of investment securities were pledged to the FHLB as collateral for outstanding long-term advances of $2.8 billion with an additional capacity for potential future borrowings of approximately $11.7 billion.
    Unamortized debt issuance costs deducted from the carrying amount of medium- and long-term debt totaled $10 million at September 30, 2020 and $12 million at December 31, 2019.

NOTE 8 - ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The following table presents a reconciliation of the changes in the components of accumulated other comprehensive income (loss) and details the components of other comprehensive income for the nine months ended September 30, 2020 and 2019, including the amount of income tax expense (benefit) allocated to each component of other comprehensive income.

	Nine Months Ended September 30,
(in millions)	2020	2019
Accumulated net unrealized gains on investment securities:
Balance at beginning of period, net of tax	$65	$(138)
Net unrealized holding gains arising during the period	247	267
Less: Provision for income taxes	58	62
Net unrealized holding gains arising during the period, net of tax	189	205
Less:
Net realized losses included in net securities losses	—	(8)
Less: Benefit for income taxes	—	(2)
Reclassification adjustment for net securities losses included in net income, net of tax	—	(6)
Change in net unrealized gains on investment securities, net of tax	189	211
Balance at end of period, net of tax	$254	$73
Accumulated net gains on cash flow hedges:
Balance at beginning of period, net of tax	$34	$—
Net cash flow hedge gains arising during the period	232	69
Less: Provision for income taxes	56	16
Change in net cash flow hedge gains arising during the period, net of tax	176	53
Less:
Net cash flow hedge gains (losses) included in interest and fees on loans	46	(1)
Less: Provision for income taxes	12	—
Reclassification adjustment for net cash flow hedge gains (losses) included in net income, net of tax	34	(1)
Change in net cash flow hedge gains, net of tax	142	54
Balance at end of period, net of tax (a)	$176	$54
Accumulated defined benefit pension and other postretirement plans adjustment:
Balance at beginning of period, net of tax	$(334)	$(471)
Amortization of actuarial net loss	47	30
Amortization of prior service credit	(21)	(20)
Amounts recognized in other noninterest expenses	26	10
Less: Provision for income taxes	6	2
Change in defined benefit pension and other postretirement plans adjustment, net of tax	20	8
Balance at end of period, net of tax	$(314)	$(463)
Total accumulated other comprehensive income (loss) at end of period, net of tax	$116	$(336)
(a)The Corporation expects to reclassify $72 million of net gains, net of tax, from accumulated other comprehensive income to earnings over the next twelve months if interest yield curves and notional amounts remain at September 30, 2020 levels.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries
NOTE 9 - NET INCOME PER COMMON SHARE
Basic and diluted net income per common share are presented in the following table.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except per share data)	2020	2019	2020	2019
Basic and diluted
Net income	$211	$292	$259	$929
Less:
Income allocated to participating securities	—	2	1	5
Preferred stock dividends	8	—	8	—
Net income attributable to common shares	$203	$290	$250	$924
Basic average common shares	139	147	139	152
Basic net income per common share	$1.45	$1.98	$1.79	$6.08
Basic average common shares	139	147	139	152
Dilutive common stock equivalents:
Net effect of the assumed exercise of stock awards	1	1	1	2
Diluted average common shares	140	148	140	154
Diluted net income per common share	$1.44	$1.96	$1.78	$6.02
The following average shares related to outstanding options to purchase shares of common stock were not included in the computation of diluted net income per common share because the options were anti-dilutive for the period.

	Three Months Ended September 30,		Nine Months Ended September 30,
(average outstanding options in thousands)	2020	2019	2020	2019
Average outstanding options	2,029	814	1,497	570
Range of exercise prices	$39.10 - $95.25	$67.53 - $95.25	$49.51 - $95.25	$67.53 - $95.25
In May 2020, the Corporation issued and sold 400,000 depositary shares, each representing a 1/100th ownership interest in a share of 5.625% Fixed-Rate Reset Non-Cumulative Perpetual Preferred Stock, Series A, without par value, with a liquidation preference of $100,000 per share (equivalent of $1,000 per depositary share). Holders of the depositary shares will be entitled to all proportional rights and preferences of the Series A preferred stock (including dividend, voting, redemption and liquidation rights). The $400 million issuance yielded $394 million in proceeds net of underwriting discounts and offering expenses. Dividends on the Series A preferred stock will accrue on a non-cumulative basis and will be payable in arrears when, as and if authorized by the Corporation’s Board of Directors or a duly authorized committee of the Board and declared by the Corporation, on the first day of January, April, July and October of each year, commencing on October 1, 2020. Under the terms of the Series A preferred stock, the ability of the Corporation to pay dividends on, make distributions with respect to, or to repurchase, redeem or acquire its common stock or any other stock ranking on parity with or junior to the Series A preferred stock, is subject to restrictions in the event that the Corporation does not declare and either pay or set aside a sum sufficient for payment of dividends on the Series A preferred stock for the immediately preceding dividend period. The Series A preferred stock is perpetual and has no maturity date, but is redeemable at specified times subject to regulatory considerations.

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

Qualified Defined Benefit Pension Plan	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2020	2019	2020	2019
Service cost	$8	$8	$24	$23
Other components of net benefit credit:
Interest cost	18	20	53	60
Expected return on plan assets	(43)	(41)	(128)	(124)
Amortization of prior service credit	(5)	(5)	(15)	(14)
Amortization of net loss	13	8	40	25
Total other components of net benefit credit	(17)	(18)	(50)	(53)
Net periodic defined benefit credit	$(9)	$(10)	$(26)	$(30)

Non-Qualified Defined Benefit Pension Plan	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2020	2019	2020	2019
Service cost	$—	$—	$1	$2

Other components of net benefit cost:
Interest cost	2	3	6	7
Amortization of prior service credit	(2)	(2)	(6)	(6)
Amortization of net loss	3	1	7	5
Total other components of net benefit cost	3	2	7	6
Net periodic defined benefit cost	$3	$2	$8	$8

Postretirement Benefit Plan	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2020	2019	2020	2019
Other components of net benefit credit:
Interest cost	$1	$—	$1	$1
Expected return on plan assets	(1)	(1)	(2)	(2)
Net periodic defined benefit credit	$—	$(1)	$(1)	$(1)

NOTE 11 - INCOME TAXES AND TAX-RELATED ITEMS
At September 30, 2020, net unrecognized tax benefits were $18 million, compared to $17 million at December 31, 2019. The Corporation anticipates that it is reasonably possible that final settlement of federal and state tax issues will result in a decrease in net unrecognized tax benefits of $1 million within the next twelve months. Included in accrued expenses and other liabilities on the Consolidated Balance Sheets was a liability for tax-related interest and penalties of $6 million and $8 million on September 30, 2020 and December 31, 2019, respectively.
Net deferred tax assets were $34 million at September 30, 2020, compared to $42 million at December 31, 2019, primarily driven by increases to deferred tax liabilities related to unrealized gains on investment securities available-for-sale and net hedging gains. These were partially offset by increases to deferred tax assets related to the allowance for loan losses and deferred loan origination fees and costs as well as a decrease in deferred tax liabilities related to the allowance for depreciation. Included in deferred tax assets at both September 30, 2020 and December 31, 2019 were $3 million of state net operating loss carryforwards, which expire between 2020 and 2029. The Corporation believes that it is more likely than not that the benefit from certain of these state net operating loss carryforwards will not be realized and, accordingly, maintained a valuation allowance of $3 million at both September 30, 2020 and December 31, 2019. The determination regarding valuation allowance was based on evidence of loss carryback capacity, projected future reversals of existing taxable temporary differences to absorb the deferred tax assets and assumptions made regarding future events.

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

NOTE 12 - CONTINGENT LIABILITIES
Legal Proceedings
As previously reported in the Corporation's Form 10-K for the year ended December 31, 2019 and Forms 10-Q for the periods ended March 31, 2020 and June 30, 2020, the Bank was named in November 2011 as a third-party defendant in Butte Local Development v. Masters Group v. Comerica Bank (the case), for lender liability. The case was initially tried in January 2014, in the Montana Second District Judicial Court for Silver Bow County in Butte, Montana. On January 17, 2014, a jury found for Masters, resulting in an award against the Bank. On July 1, 2015, after an appeal filed by the Bank, the Montana Supreme Court reversed the judgment against the Bank and remanded the case for a new trial with instructions that Michigan contract law should apply and dismissing all other claims. In January 2017, the case was retried, without a jury, in the Second District Court, Silver Bow County, Montana. In November 2019, the court found the Bank breached its forbearance agreement. On January 17, 2020, the court conducted a hearing on the amount of costs and interest that Masters is entitled to recover. On June 12, 2020, the court found Masters is entitled to attorneys' fees, interest and costs. The Bank is appealing the decision. Management believes that current reserves related to this case are adequate in the event of an adverse outcome.
The Corporation and certain of its subsidiaries are subject to various other pending or threatened legal proceedings arising out of the normal course of business or operations. The Corporation believes it has meritorious defenses to the claims asserted against it in its other currently outstanding legal proceedings and, with respect to such legal proceedings, intends to continue to defend itself vigorously, litigating or settling cases according to management’s judgment as to what is in the best interests of the Corporation and its shareholders. Settlement may result from the Corporation's determination that it may be more prudent financially to settle, rather than litigate, and should not be regarded as an admission of liability. On at least a quarterly basis, the Corporation assesses its potential liabilities and contingencies in connection with outstanding legal proceedings utilizing the latest information available. On a case-by-case basis, reserves are established for those legal claims for which it is probable that a loss will be incurred either as a result of a settlement or judgment, and the amount of such loss can be reasonably estimated. The actual costs of resolving these claims may be substantially higher or lower than the amounts reserved. Based on current knowledge, and after consultation with legal counsel, management believes current reserves are adequate, and the amount of any incremental liability arising from these matters is not expected to have a material adverse effect on the Corporation’s consolidated financial condition, results of operations or cash flows. Legal fees of $5 million were included in other noninterest expenses on the Consolidated Statements of Comprehensive Income for both the three-month periods ended September 30, 2020 and 2019, and $12 million and $10 million for the nine-month periods ended September 30, 2020 and 2019, respectively.
For matters where a loss is not probable, the Corporation has not established legal reserves. The Corporation believes the estimate of the aggregate range of reasonably possible losses, in excess of reserves established, for all legal proceedings in which it is involved is from zero to approximately $45 million at September 30, 2020. This estimated aggregate range of reasonably possible losses is based upon currently available information for those proceedings in which the Corporation is involved, taking into account the Corporation’s best estimate of such losses for those cases for which such estimate can be made. For certain cases, the Corporation does not believe that an estimate can currently be made. The Corporation’s estimate involves significant judgment, given the varying stages of the proceedings (including the fact many are currently in preliminary stages), the existence in certain proceedings of multiple defendants (including the Corporation) whose share of liability has yet to be determined, the numerous yet-unresolved issues in many of the proceedings (including issues regarding class certification and the scope of many of the claims) and the attendant uncertainty of the various potential outcomes of such proceedings. Accordingly, the Corporation’s estimate will change from time to time, and actual losses may be more or less than the current estimate.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries
In the event of unexpected future developments, it is possible the ultimate resolution of these matters, if unfavorable, may be material to the Corporation's consolidated financial condition, results of operations or cash flows.
For information regarding income tax contingencies, refer to Note 11.

NOTE 13 - BUSINESS SEGMENT INFORMATION
The Corporation has strategically aligned its operations into three major business segments: the Commercial Bank, the Retail Bank and Wealth Management. These business segments are differentiated based on the type of customer and the related products and services provided. In addition to the three major business segments, the Finance Division is also reported as a segment. Business segment results are produced by the Corporation’s internal management accounting system. This system measures financial results based on the internal business unit structure of the Corporation. The performance of the business segments is not comparable with the Corporation's consolidated results and is not necessarily comparable with similar information for any other financial institution. Additionally, because of the interrelationships of the various segments, the information presented is not indicative of how the segments would perform if they operated as independent entities. The management accounting system assigns balance sheet and income statement items to each business segment using certain methodologies, which are regularly reviewed and refined. From time to time, the Corporation may make reclassifications among the segments to more appropriately reflect management's current view of the segments, and methodologies may be modified as the management accounting system is enhanced and changes occur in the organizational structure and/or product lines. For comparability purposes, amounts in all periods are based on business unit structure and methodologies in effect at September 30, 2020.
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
The Retail Bank includes a full range of personal financial services, consisting of consumer lending, consumer deposit gathering and mortgage loan origination. This business segment offers a variety of consumer products including deposit accounts, installment loans, credit cards, student loans, home equity lines of credit and residential mortgage loans. In addition, this business segment offers a subset of commercial products and services to micro-businesses whose primary contact is through the branch network.
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

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries
Business segment financial results are as follows:

	Commercial Bank	Retail Bank	Wealth Management	Finance	Other	Total
(dollar amounts in millions)
Three Months Ended September 30, 2020
Earnings summary:
Net interest income (expense)	$413	$127	$42	$(125)	$1	$458
Provision for credit losses	14	(2)	(7)	—	—	5
Noninterest income	135	28	64	16	9	252
Noninterest expenses	206	153	76	—	11	446
Provision (benefit) for income taxes	67	—	8	(26)	(1)	48
Net income (loss)	$261	$4	$29	$(83)	$—	$211
Net credit-related charge-offs (recoveries)	$36	$(1)	$(2)	$—	$—	$33
Selected average balances:
Assets	$45,636	$3,487	$5,198	$15,909	$14,038	$84,268
Loans	44,248	2,678	5,094	—	(7)	52,013
Deposits	39,535	23,604	4,439	1,004	181	68,763
Statistical data:
Return on average assets (a)	2.27%	0.05%	2.24%	n/m	n/m	0.99%
Efficiency ratio (b)	37.60	98.29	71.72	n/m	n/m	62.79
Three Months Ended September 30, 2019
Earnings summary:
Net interest income (expense)	$420	$142	$47	$(38)	$15	$586
Provision for credit losses	39	(2)	(3)	—	1	35
Noninterest income	140	31	69	12	4	256
Noninterest expenses	199	149	69	(1)	19	435
Provision (benefit) for income taxes	74	5	12	(8)	(3)	80
Net income (loss)	$248	$21	$38	$(17)	$2	$292
Net credit-related charge-offs (recoveries)	$43	$1	$(2)	$—	$—	$42
Selected average balances:
Assets	$45,460	$2,871	$5,032	$14,061	$4,312	$71,736
Loans	43,904	2,114	4,884	—	(15)	50,887
Deposits	28,917	20,761	3,775	2,049	214	55,716
Statistical data:
Return on average assets (a)	2.17%	0.39%	3.01%	n/m	n/m	1.61%
Efficiency ratio (b)	35.62	84.54	59.79	n/m	n/m	51.54
(a)Return on average assets is calculated based on the greater of average assets or average liabilities and attributed equity.
(b)Noninterest expenses as a percentage of the sum of net interest income and noninterest income excluding net losses from securities and a derivative contract tied to the conversion rate of Visa Class B shares.
n/m – not meaningful

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

	Commercial Bank	Retail Bank	Wealth Management	Finance	Other	Total
(dollar amounts in millions)
Nine Months Ended September 30, 2020
Earnings summary:
Net interest income (expense)	$1,195	$372	$123	$(264)	$16	$1,442
Provision for credit losses	527	6	21	—	—	554
Noninterest income	406	80	200	41	9	736
Noninterest expenses	607	457	221	1	25	1,311
Provision (benefit) for income taxes	94	(4)	17	(54)	1	54
Net income (loss)	$373	$(7)	$64	$(170)	$(1)	$259
Net credit-related charge-offs (recoveries)	$167	$1	$(1)	$—	$—	$167

Selected average balances:
Assets	$45,764	$3,221	$5,156	$14,902	$10,699	$79,742
Loans	44,256	2,413	5,035	—	2	51,706
Deposits	35,376	22,486	4,228	1,030	171	63,291

Statistical data:
Return on average assets (a)	1.09%	(0.04)%	1.65%	n/m	n/m	0.43%
Efficiency ratio (b)	37.89	100.27	68.54	n/m	n/m	60.10

Nine Months Ended September 30, 2019
Earnings summary:
Net interest income (expense)	$1,252	$434	$140	$(75)	$44	$1,795
Provision for credit losses	85	(5)	(13)	—	(1)	66
Noninterest income	412	95	201	29	7	744
Noninterest expenses	592	441	208	—	51	1,292
Provision (benefit) for income taxes	227	21	35	(16)	(15)	252
Net income (loss)	$760	$72	$111	$(30)	$16	$929
Net credit-related charge-offs (recoveries)	$90	$1	$(5)	$—	$—	$86

Selected average balances:
Assets	$44,902	$2,841	$5,092	$13,853	$4,239	$70,927
Loans	43,465	2,108	4,950	—	(9)	50,514
Deposits	28,545	20,628	3,772	1,788	176	54,909

Statistical data:
Return on average assets (a)	2.26%	0.46%	2.92%	n/m	n/m	1.75%
Efficiency ratio (b)	35.61	82.70	61.04	n/m	n/m	50.66
(a)Return on average assets is calculated based on the greater of average assets or average liabilities and attributed equity.
(b)Noninterest expenses as a percentage of the sum of net interest income and noninterest income excluding net losses from securities and a derivative contract tied to the conversion rate of Visa Class B shares.
n/m – not meaningful

The Corporation operates in three primary markets - Texas, California and Michigan, as well as in Arizona and Florida, with select businesses operating in several other states and in Canada and Mexico. The Corporation produces market segment results for the Corporation’s three primary geographic markets as well as Other Markets. Other Markets includes Florida, Arizona, the International Finance division and businesses with a national perspective. The Finance & Other category includes the Finance segment and the Other category as previously described. Market segment results are provided as supplemental information to the business segment results and may not meet all operating segment criteria as set forth in GAAP. For comparability purposes, amounts in all periods are based on market segments and methodologies in effect at September 30, 2020.
A discussion of the financial results and the factors impacting performance can be found in the section entitled "Market Segments" in the financial review.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries
Market segment financial results are as follows:

	Michigan	California	Texas	Other Markets	Finance & Other	Total
(dollar amounts in millions)
Three Months Ended September 30, 2020
Earnings summary:
Net interest income (expense)	$168	$179	$117	$118	$(124)	$458
Provision for credit losses	19	11	(25)	—	—	5
Noninterest income	66	33	28	100	25	252
Noninterest expenses	139	102	89	105	11	446
Provision (benefit) for income taxes	13	21	17	24	(27)	48
Net income (loss)	$63	$78	$64	$89	$(83)	$211
Net credit-related charge-offs	$6	$16	$11	$—	$—	$33

Selected average balances:
Assets	$13,280	$18,357	$11,365	$11,322	$29,944	$84,268
Loans	12,607	18,095	10,923	10,399	(11)	52,013
Deposits	24,759	20,130	10,654	12,035	1,185	68,763

Statistical data:
Return on average assets (a)	0.95%	1.46%	2.14%	2.68%	n/m	0.99%
Efficiency ratio (b)	59.79	47.98	61.16	48.22	n/m	62.79

Three Months Ended September 30, 2019
Earnings summary:
Net interest income (expense)	$185	$203	$125	$96	$(23)	$586
Provision for credit losses	(1)	(6)	50	(9)	1	35
Noninterest income	74	41	31	94	16	256
Noninterest expenses	139	102	86	90	18	435
Provision (benefit) for income taxes	27	37	5	22	(11)	80
Net income (loss)	$94	$111	$15	$87	$(15)	$292
Net credit-related charge-offs (recoveries)	$6	$5	$34	$(3)	$—	$42

Selected average balances:
Assets	$13,205	$18,595	$11,462	$10,100	$18,374	$71,736
Loans	12,554	18,261	10,805	9,282	(15)	50,887
Deposits	20,164	16,705	8,705	7,879	2,263	55,716

Statistical data:
Return on average assets (a)	1.79%	2.37%	0.48%	3.45%	n/m	1.61%
Efficiency ratio (b)	53.30	41.70	55.57	47.08	n/m	51.54
(a)Return on average assets is calculated based on the greater of average assets or average liabilities and attributed equity.
(b)Noninterest expenses as a percentage of the sum of net interest income and noninterest income excluding net losses from securities and a derivative contract tied to the conversion rate of Visa Class B shares.
n/m – not meaningful.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

	Michigan	California	Texas	Other Markets	Finance & Other	Total
(dollar amounts in millions)
Nine Months Ended September 30, 2020
Earnings summary:
Net interest income (expense)	$490	$537	$348	$315	$(248)	$1,442
Provision for credit losses	83	113	296	62	—	554
Noninterest income	202	105	88	291	50	736
Noninterest expenses	418	303	264	300	26	1,311
Provision (benefit) for income taxes	36	51	(29)	49	(53)	54
Net income (loss)	$155	$175	$(95)	$195	$(171)	$259
Net credit-related charge-offs	$9	$31	$127	$—	$—	$167

Selected average balances:
Assets	$13,272	$18,563	$11,369	$10,943	$25,595	$79,742
Loans	12,604	18,263	10,889	9,955	(5)	51,706
Deposits	22,995	18,691	10,026	10,378	1,201	63,291

Statistical data:
Return on average assets (a)	0.86%	1.18%	(1.10)%	2.28%	n/m	0.43%
Efficiency ratio (b)	60.20	47.16	60.41	49.60	n/m	60.10
Nine Months Ended September 30, 2019
Earnings summary:
Net interest income (expense)	$558	$614	$373	$281	$(31)	$1,795
Provision for credit losses	(6)	(11)	88	(4)	(1)	66
Noninterest income	218	121	97	272	36	744
Noninterest expenses	412	301	255	273	51	1,292
Provision (benefit) for income taxes	83	113	30	57	(31)	252
Net income (loss)	$287	$332	$97	$227	$(14)	$929
Net credit-related charge-offs (recoveries)	$10	$9	$73	$(6)	$—	$86

Selected average balances:
Assets	$13,170	$18,877	$11,240	$9,548	$18,092	$70,927
Loans	12,605	18,572	10,586	8,760	(9)	50,514
Deposits	19,959	16,420	8,690	7,876	1,964	54,909

Statistical data:
Return on average assets (a)	1.85%	2.36%	1.13%	3.20%	n/m	1.75%
Efficiency ratio (b)	53.00	40.89	54.35	49.20	n/m	50.66
(a)Return on average assets is calculated based on the greater of average assets or average liabilities and attributed equity.
(b)Noninterest expenses as a percentage of the sum of net interest income and noninterest income excluding net losses from securities and a derivative contract tied to the conversion rate of Visa Class B shares.
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

	Commercial Bank	Retail Bank	Wealth Management	Finance & Other	Total
(in millions)
Three Months Ended September 30, 2020
Revenue from contracts with customers:
Card fees	$60	$11	$—	$—	$71
Service charges on deposit accounts	33	12	2	—	47
Fiduciary income	—	—	51	—	51
Commercial loan servicing fees (a)	5	—	—	—	5
Brokerage fees	—	—	5	—	5
Other noninterest income (b)	8	2	4	—	14
Total revenue from contracts with customers	106	25	62	—	193
Other sources of noninterest income	29	3	2	25	59
Total noninterest income	$135	$28	$64	$25	$252
Three Months Ended September 30, 2019
Revenue from contracts with customers:
Card fees	$55	$11	$1	$—	$67
Service charges on deposit accounts	32	18	1	—	51
Fiduciary income	—	—	53	—	53
Commercial loan servicing fees (a)	5	—	—	—	5
Brokerage fees	—	—	7	—	7
Other noninterest income (b)	1	1	5	—	7
Total revenue from contracts with customers	93	30	67	—	190
Other sources of noninterest income	47	1	2	16	66
Total noninterest income	$140	$31	$69	$16	$256
Nine Months Ended September 30, 2020
Revenue from contracts with customers:
Card fees	$168	$28	$2	$—	$198
Service charges on deposit accounts	95	39	4	—	138
Fiduciary income	—	—	157	—	157
Commercial loan servicing fees (a)	13	—	—	—	13
Brokerage fees	—	—	17	—	17
Other noninterest income (b)	23	7	13	—	43
Total revenue from contracts with customers	299	74	193	—	566
Other sources of noninterest income	107	6	7	50	170
Total noninterest income	$406	$80	$200	$50	$736
Nine Months Ended September 30, 2019
Revenue from contracts with customers:
Card fees	$162	$30	$3	$—	$195
Service charges on deposit accounts	98	52	3	—	153
Fiduciary income	—	—	154	—	154
Commercial loan servicing fees (a)	13	—	—	—	13
Brokerage fees	—	—	21	—	21
Other noninterest income (b)	5	8	14	—	27
Total revenue from contracts with customers	278	90	195	—	563
Other sources of noninterest income	134	5	6	36	181
Total noninterest income	$412	$95	$201	$36	$744
(a)Included in commercial lending fees on the Consolidated Statements of Comprehensive Income.
(b)Excludes derivative, warrant and other miscellaneous income.
    Adjustments to revenue during the three- and nine-month periods ended September 30, 2020 and 2019 for refunds or credits relating to prior periods were not significant.
    Revenue from contracts with customers did not generate significant contract assets and liabilities.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS
This report includes forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. In addition, the Corporation may make other written and oral communications from time to time that contain such statements. All statements regarding the Corporation's expected financial position, strategies and growth prospects and general economic conditions expected to exist in the future are forward-looking statements. The words, "anticipates," "believes," "contemplates," "feels," "expects," "estimates," "seeks," "strives," "plans," "intends," "outlook," "forecast," "position," "target," "mission," "assume," "achievable," "potential," "strategy," "goal," "aspiration," "opportunity," "initiative," "outcome," "continue," "remain," "maintain," "on track," "trend," "objective," "looks forward," "projects," "models," and variations of such words and similar expressions, or future or conditional verbs such as "will," "would," "should," "could," "might," "can," "may" or similar expressions, as they relate to the Corporation or its management, are intended to identify forward-looking statements. These forward-looking statements are predicated on the beliefs and assumptions of the Corporation's management based on information known to the Corporation's management as of the date of this report and do not purport to speak as of any other date. Forward-looking statements may include descriptions of plans and objectives of the Corporation's management for future or past operations, products or services and forecasts of the Corporation's revenue, earnings or other measures of economic performance, including statements of profitability, business segments and subsidiaries as well as estimates of credit trends and global stability. Such statements reflect the view of the Corporation's management as of this date with respect to future events and are subject to risks and uncertainties. Should one or more of these risks materialize or should underlying beliefs or assumptions prove incorrect, the Corporation's actual results could differ materially from those discussed. Factors that could cause or contribute to such differences include credit risks (unfavorable developments concerning credit quality; declines or other changes in the businesses or industries of the Corporation's customers, in particular the energy industry; and changes in customer behavior); market risks (changes in monetary and fiscal policies; fluctuations in interest rates and their impact on deposit pricing; and transitions away from LIBOR towards new interest rate benchmarks); liquidity risks (the Corporation's ability to maintain adequate sources of funding and liquidity; reductions in the Corporation's credit rating; and the interdependence of financial service companies); technology risks (cybersecurity risks and heightened legislative and regulatory focus on cybersecurity and data privacy); operational risks (operational, systems or infrastructure failures; reliance on other companies to provide certain key components of business infrastructure; the impact of legal and regulatory proceedings or determinations; losses due to fraud; and controls and procedures failures); compliance risks (changes in regulation or oversight; the effects of stringent capital requirements; and the impacts of future legislative, administrative or judicial changes to tax regulations); financial reporting risks (changes in accounting standards and the critical nature of the Corporation's accounting policies); strategic risks (damage to the Corporation's reputation; the Corporation's ability to utilize technology to efficiently and effectively develop, market and deliver new products and services; competitive product and pricing pressures among financial institutions within the Corporation's markets; the implementation of the Corporation's strategies and business initiatives; management's ability to maintain and expand customer relationships; management's ability to retain key officers and employees; and any future strategic acquisitions or divestitures); and other general risks (changes in general economic, political or industry conditions; the effectiveness of methods of reducing risk exposures; the effects of catastrophic events; impacts from the COVID-19 global pandemic; and the volatility of the Corporation's stock price). The Corporation cautions that the foregoing list of factors is not all-inclusive. For discussion of factors that may cause actual results to differ from expectations, please refer to our filings with the Securities and Exchange Commission. In particular, please refer to “Item 1A. Risk Factors” beginning on page 12 of the Corporation's Annual Report on Form 10-K for the year ended December 31, 2019 and "Item 1A. Risk Factors" beginning on page 67 of the Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 2020. Forward-looking statements speak only as of the date they are made. The Corporation does not undertake to update forward-looking statements to reflect facts, circumstances, assumptions or events that occur after the date the forward-looking statements are made. For any forward-looking statements made in this report or in any documents, the Corporation claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

RESULTS OF OPERATIONS
Net income for the three months ended September 30, 2020 was $211 million, a decrease of $81 million compared to $292 million for the three months ended September 30, 2019. The decrease in net income reflected the net impact of lower interest rates. Net income for the nine months ended September 30, 2020 was $259 million, a decrease of $670 million compared to $929 million for the nine months ended September 30, 2019. The decrease in net income was driven by an increase in the provision for credit losses, calculated using the current expected credit loss (CECL) model, which reflects the forecasted impact of the COVID-19 pandemic and pressures on the Energy portfolio, as well as the net impact of lower interest rates.
Net income per diluted common share was $1.44 and $1.96 for the three months ended September 30, 2020 and 2019, respectively, a decrease of $0.52 per diluted common share. Net income per diluted common share was $1.78 and $6.02 for the nine months ended September 30, 2020 and 2019, respectively, a decrease of $4.24 per diluted common share.

Three Months Ended September 30, 2020 compared to Three Months Ended September 30, 2019
Analysis of Net Interest Income

	Three Months Ended
	September 30, 2020			September 30, 2019
(dollar amounts in millions)	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Commercial loans (a)	$32,226	$255	3.15%	$32,329	$392	4.82%
Real estate construction loans	4,037	34	3.35	3,344	47	5.53
Commercial mortgage loans	9,978	71	2.85	9,264	112	4.82
Lease financing	601	5	2.94	578	6	3.83
International loans	1,052	9	3.25	1,007	13	5.12
Residential mortgage loans	1,961	16	3.41	1,920	18	3.84
Consumer loans	2,158	18	3.45	2,445	31	4.92
Total loans (b)	52,013	408	3.13	50,887	619	4.83
Mortgage-backed securities (c)	9,759	54	2.28	9,408	58	2.45
U.S. Treasury securities (d)	4,091	18	1.77	2,795	17	2.45
Total investment securities	13,850	72	2.13	12,203	75	2.45
Interest-bearing deposits with banks	12,534	4	0.10	3,049	16	2.13
Other short-term investments	158	—	0.29	146	1	1.28
Total earning assets	78,555	484	2.47	66,285	711	4.26
Cash and due from banks	911			864
Allowance for loan losses	(1,002)			(673)
Accrued income and other assets	5,804			5,260
Total assets	$84,268			$71,736
Money market and interest-bearing checking deposits	$27,671	8	0.12	$23,497	57	0.97
Savings deposits	2,560	1	0.02	2,155	1	0.04
Customer certificates of deposit	2,495	6	0.87	2,627	8	1.30
Other time deposits	—	—	—	1,085	7	2.46
Foreign office time deposits	103	—	0.10	13	—	1.45
Total interest-bearing deposits	32,829	15	0.17	29,377	73	0.99
Short-term borrowings	218	—	0.25	268	2	2.33
Medium- and long-term debt	5,940	11	0.78	7,100	50	2.78
Total interest-bearing sources	38,987	26	0.27	36,745	125	1.34
Noninterest-bearing deposits	35,934			26,339
Accrued expenses and other liabilities	1,513			1,398
Shareholders’ equity	7,834			7,254
Total liabilities and shareholders’ equity	$84,268			$71,736
Net interest income/rate spread		$458	2.20		$586	2.92
Impact of net noninterest-bearing sources of funds			0.13			0.60
Net interest margin (as a percentage of average earning assets)			2.33%			3.52%
(a)Includes Paycheck Protection Program (PPP) loans with average balance of $3.8 billion for the three months ended September 30, 2020.
(b)Nonaccrual loans are included in average balances reported and in the calculation of average rates.
(c)Average balances included $254 million and $28 million of unrealized gains and losses for the three months ended September 30, 2020 and 2019, respectively; yields calculated gross of these unrealized gains and losses.
(d)Average balances included $99 million and $51 million of unrealized gains and losses for the three months ended September 30, 2020 and 2019, respectively; yields calculated gross of these unrealized gains and losses.

Rate/Volume Analysis

	Three Months Ended
	September 30, 2020/September 30, 2019
(in millions)	Decrease Due to Rate	Increase (Decrease) Due to Volume (a)	Net Decrease
Interest Income:
Loans	$(219)	$8	$(211)
Investment securities	(5)	2	(3)
Interest-bearing deposits with banks	(15)	3	(12)
Other short-term investments	(1)	—	(1)
Total interest income	(240)	13	(227)
Interest Expense:
Interest-bearing deposits	(59)	1	(58)
Short-term borrowings	(2)	—	(2)
Medium- and long-term debt	(34)	(5)	(39)
Total interest expense	(95)	(4)	(99)
Net interest income	$(145)	$17	$(128)
(a)Rate/volume variances are allocated to variances due to volume.
Net interest income was $458 million for the three months ended September 30, 2020, a decrease of $128 million compared to $586 million for the three months ended September 30, 2019. The decrease in net interest income primarily reflected the impact of lower interest rates. The $1.1 billion increase in average loans was primarily in commercial mortgage and real estate construction. Average commercial loans for third quarter 2020 included $3.8 billion in lower-yielding PPP loans. The decline in rates led to the 119 basis point decrease in the net interest margin, to 2.33 percent for the three months ended September 30, 2020 from 3.52 percent for the three months ended September 30, 2019.
Provision for Credit Losses
    The provision for credit losses, which includes the provision for loan losses and the provision for credit losses on lending-related commitments, calculated under the CECL model for the three months ended September 30, 2020, was $5 million, compared to $35 million for the three months ended September 30, 2019. Net loan charge-offs decreased $9 million to $33 million, or 0.26 percent of average total loans for the three months ended September 30, 2020, compared to $42 million, or 0.33 percent of average total loans for the three months ended September 30, 2019. Energy net charge-offs decreased $25 million, including a $13 million increase in recoveries, compared to the three months ended September 30, 2019, which was partially offset by a $16 million increase in net charge-offs on general Middle Market loans.
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

Noninterest Income

	Three Months Ended September 30,
(in millions)	2020	2019
Card fees	$71	$67
Fiduciary income	51	53
Service charges on deposit accounts	47	51
Commercial lending fees	19	23
Foreign exchange income	9	11
Bank-owned life insurance	12	11
Letter of credit fees	9	10
Brokerage fees	5	7
Other noninterest income (a)	29	23
Total noninterest income	$252	$256
(a)The table below provides further details on certain categories included in other noninterest income.
    Noninterest income decreased $4 million to $252 million for the three months ended September 30, 2020, including reductions in service charges on deposit accounts reflecting the impacts of social distancing, syndication agent fees (a component of commercial lending fees), brokerage fees and fiduciary income, partially offset by an increase in card fees resulting from higher activity related to stimulus payments. Noninterest income was also impacted by higher securities trading income and deferred compensation asset returns (offset in noninterest expenses), as well as lower customer derivative income and income on principal investing and warrants, included in other noninterest income and detailed below.
    The following table presents certain categories included in other noninterest income on the Consolidated Statements of Comprehensive Income.

	Three Months Ended September 30,
(in millions)	2020	2019
Deferred compensation asset returns (a)	$8	$3
Securities trading income	8	1
Investment banking fees	2	2
Income from principal investing and warrants	1	3
Customer derivative income (b)	—	6
All other noninterest income	10	8
Other noninterest income	$29	$23
(a)    Compensation deferred by the Corporation's officers and directors is invested based on investment selections of the officers and directors. Income earned on these assets is reported in other noninterest income and the offsetting change in deferred compensation plan liabilities is reported in salaries and benefits expense.
(b) Customer derivative income included unfavorable valuation adjustments of $6 million for both the three months ended September 30, 2020 and 2019.
Noninterest Expenses

	Three Months Ended September 30,
(in millions)	2020	2019
Salaries and benefits expense	$257	$253
Outside processing fee expense (a)	58	66
Occupancy expense	40	39
Software expense (a)	39	30
Equipment expense	12	13
Advertising expense	9	10
FDIC insurance expense	8	6
Other noninterest expenses	23	18
Total noninterest expenses	$446	$435
(a)    Amounts reported for the three months ended September 30, 2020 included a $9 million classification adjustment for costs incurred in cloud computing arrangements, reducing outside processing fee expense and increasing software expense due to the prospective adoption of ASU No. 2018-15, effective January 1, 2020.
Noninterest expenses increased $11 million to $446 million, primarily reflecting higher salaries and benefits expense and charitable contributions as well as smaller increases in various categories. The increase in salaries and benefits expense was driven by higher deferred compensation expense (offset in noninterest income) and annual merit increases, partially offset by lower incentive compensation and technology-related labor costs.

Nine Months Ended September 30, 2020 compared to Nine Months Ended September 30, 2019
Analysis of Net Interest Income

	Nine Months Ended
	September 30, 2020			September 30, 2019
(dollar amounts in millions)	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Commercial loans (a)	$32,289	$840	3.48%	$32,135	$1,191	4.96%
Real estate construction loans	3,830	112	3.90	3,301	140	5.67
Commercial mortgage loans	9,806	248	3.38	9,108	342	5.02
Lease financing	592	15	3.30	548	14	3.34
International loans	1,064	30	3.73	1,015	40	5.26
Residential mortgage loans	1,904	50	3.52	1,943	56	3.87
Consumer loans	2,221	64	3.90	2,464	92	4.98
Total loans (b)	51,706	1,359	3.51	50,514	1,875	4.96
Mortgage-backed securities (c)	9,686	168	2.36	9,320	172	2.44
U.S. Treasury securities (d)	3,258	52	2.18	2,764	50	2.42
Total investment securities	12,944	220	2.31	12,084	222	2.43
Interest-bearing deposits with banks	9,229	24	0.35	2,866	49	2.29
Other short-term investments	151	1	0.62	140	2	1.32
Total earning assets	74,030	1,604	2.91	65,604	2,148	4.37
Cash and due from banks	866			896
Allowance for loan losses	(876)			(668)
Accrued income and other assets	5,722			5,095
Total assets	$79,742			$70,927
Money market and interest-bearing checking deposits	$26,220	65	0.33	$23,010	157	0.91
Savings deposits	2,386	1	0.03	2,164	1	0.04
Customer certificates of deposit	2,764	25	1.18	2,383	19	1.09
Other time deposits	23	—	2.00	804	15	2.45
Foreign office time deposits	89	—	0.54	13	—	1.51
Total interest-bearing deposits	31,482	91	0.39	28,374	192	0.91
Short-term borrowings	418	1	0.32	472	9	2.43
Medium- and long-term debt	6,821	70	1.38	6,837	152	2.97
Total interest-bearing sources	38,721	162	0.56	35,683	353	1.32
Noninterest-bearing deposits	31,809			26,535
Accrued expenses and other liabilities	1,590			1,377
Shareholders’ equity	7,622			7,332
Total liabilities and shareholders’ equity	$79,742			$70,927
Net interest income/rate spread		$1,442	2.35		$1,795	3.05
Impact of net noninterest-bearing sources of funds			0.26			0.60
Net interest margin (as a percentage of average earning assets)			2.61%			3.65%
(a)Includes PPP loans with average balance of $2.1 billion for the nine months ended September 30, 2020.
(b)Nonaccrual loans are included in average balances reported and in the calculation of average rates.
(c)Average balances included $212 million and $(62) million of unrealized gains and losses for the nine months ended September 30, 2020 and 2019, respectively; yields calculated gross of these unrealized gains and losses.
(d)Average balances included $94 million and $23 million of unrealized gains and losses for the nine months ended September 30, 2020 and 2019, respectively; yields calculated gross of these unrealized gains and losses.

Rate/Volume Analysis

	Nine Months Ended
	September 30, 2020/September 30, 2019
(in millions)	Decrease Due to Rate	Increase Due to Volume (a)	Net Decrease
Interest Income:
Loans	$(547)	$31	$(516)
Investment securities	(5)	3	(2)
Interest-bearing deposits with banks	(42)	17	(25)
Other short-term investments	(1)	—	(1)
Total interest income	(595)	51	(544)
Interest Expense:
Interest-bearing deposits	(110)	9	(101)
Short-term borrowings	(8)	—	(8)
Medium- and long-term debt	(82)	—	(82)
Total interest expense	(200)	9	(191)
Net interest income	$(395)	$42	$(353)
(a)Rate/volume variances are allocated to variances due to volume.
Net interest income was $1.4 billion for the nine months ended September 30, 2020, a decrease of $353 million compared to $1.8 billion for the nine months ended September 30, 2019. Net interest margin was 2.61 percent for the nine months ended September 30, 2020, a decrease of 104 basis points compared to 3.65 percent for the comparable period in 2019. The decrease in net interest income and margin reflected the impact of lower interest rates, partially offset by the $1.2 billion increase in loans. The average loan balance in the nine months ended September 30, 2020 included $2.1 billion in lower-yielding PPP loans.
For further discussion of the effects of market rates on net interest income, refer to the "Market and Liquidity Risk" section of this financial review.
Provision for Credit Losses
The provision for credit losses, which includes both the provision for loan losses and the provision for credit losses on lending-related commitments, was $554 million for the nine months ended September 30, 2020, compared to $66 million for the nine months ended September 30, 2019. The provision for credit losses for the nine months ended September 30, 2020, which was calculated under the CECL model, increased primarily due to the forecasted impact of the COVID-19 pandemic, including the economic impacts of social distancing, and sustained pressures on the Energy portfolio. Net loan charge-offs increased $81 million to $167 million for the nine months ended September 30, 2020, compared to $86 million for the nine months ended September 30, 2019, driven by a $54 million increase in net charge-offs of Energy loans.
An analysis of the allowance for credit losses and nonperforming assets is presented under the "Credit Risk" subheading in the "Risk Management" section of this financial review.
Noninterest Income

	Nine Months Ended September 30,
(in millions)	2020	2019
Card fees	$198	$195
Fiduciary income	157	154
Service charges on deposit accounts	138	153
Commercial lending fees	53	66
Foreign exchange income	29	33
Bank-owned life insurance	33	31
Letter of credit fees	27	29
Brokerage fees	17	21
Net securities losses	—	(8)
Other noninterest income (a)	84	70
Total noninterest income	$736	$744
(a)The table below provides further details on certain categories included in other noninterest income.
    Noninterest income decreased $8 million to $736 million, which reflected a decline in service charges on deposit accounts, primarily resulting from pandemic-driven reductions in commercial activity levels and non-sufficient funds and overdraft fees. Additionally, declines in syndication agent fees (included in commercial lending fees), income from principal investing and warrants, foreign exchange income and brokerage fees were partially offset by higher securities trading income and investment banking fees (included in other noninterest income and detailed below) as well as increases in fiduciary income, card fees and the impact of losses related to securities repositioning during the nine-month period ended September 30, 2019.
    The following table presents certain categories included in other noninterest income on the Consolidated Statements of Comprehensive Income.

	Nine Months Ended September 30,
(in millions)	2020	2019
Securities trading income	$20	$5
Customer derivative income (a)	19	19
Investment banking fees	9	5
Deferred compensation asset returns (b)	7	5
Income from principal investing and warrants	1	6
All other noninterest income	28	30
Other noninterest income	$84	$70
(a)Customer derivative income included unfavorable valuation adjustments of $22 million and $10 million for the nine months ended September 30, 2020 and 2019, respectively.
(b)    Compensation deferred by the Corporation's officers and directors is invested based on investment selections of the officers and directors. Income earned on these assets is reported in other noninterest income and the offsetting change in deferred compensation plan liabilities is reported in salaries and benefits expense.
Noninterest Expenses

	Nine Months Ended September 30,
(in millions)	2020	2019
Salaries and benefits expense	$748	$763
Outside processing fee expense (a)	177	194
Occupancy expense	114	113
Software expense (a)	115	87
Equipment expense	36	37
Advertising expense	24	24
FDIC insurance expense	24	17
Other noninterest expenses	73	57
Total noninterest expenses	$1,311	$1,292
(a)    Amounts reported for the nine months ended September 30, 2020 included a $24 million classification adjustment for costs incurred in cloud computing arrangements, reducing outside processing fee expense and increasing software expense due to the prospective adoption of ASU No. 2018-15, effective January 1, 2020.
Noninterest expenses increased $19 million to $1.3 billion. The increase in noninterest expenses primarily reflected increases within other noninterest expenses including higher operational losses, charitable contributions and other defined benefit costs. Additionally, excluding the $24 million classification adjustment for the prospective adoption of ASU No. 2018-15, higher outside processing fees and FDIC insurance expenses as well as smaller increases in other categories partially offset decreases in salaries and benefits expense and a reduction in travel and entertainment expense due to the COVID-19 pandemic. The increase in charitable contributions included amounts previously pledged in response to the pandemic to support business needs and community service organizations that care for and provide critical services to communities served by the Corporation. The decline in salaries and benefits expense included lower incentive and annual stock-based compensation, as well as a reduction in technology-related contingent labor costs, partially offset by annual merit increases.

OUTLOOK FOR FOURTH QUARTER 2020 COMPARED TO THIRD QUARTER 2020
This outlook is based on management expectations for gradual improvement in economic conditions. While some modest forgiveness of PPP loans is expected by the end of the year, given the current level of uncertainty, any impact from loan forgiveness on loans, net interest income and expenses is excluded from this outlook.
•Decline in average loans reflects decreases in Mortgage Banker Finance due to a reduction in activity and the cyclical impacts on Middle Market, Large Corporate and Energy, partially offset by growth in National Dealer Services as inventory levels begin to slowly rebuild.
•Average deposits to remain strong and relatively stable (excluding the benefit of possible additional fiscal stimulus).
•Net interest income relatively stable with lower loan balances as well as the impact of lower LIBOR and securities yields, mostly offset by careful management of loan and deposit pricing, the full quarter benefit of the larger securities portfolio and lower wholesale funding.
•Provision for credit losses reflects pace of economic recovery; net charge-offs modestly higher.
•Decrease in noninterest income as third quarter levels of deferred compensation, securities trading income and bank-owned life insurance not to repeat. Reduced card fees as economic stimulus benefits recede, offset by growth in several fee categories due to improving economic conditions.
•Increase in noninterest expenses reflects technology projects and seasonal impact of staff insurance, mostly offset by third quarter levels of deferred compensation and charitable contributions not expected to repeat.
•Maintain strong capital levels with a focus on supporting growth as well as providing an attractive return to our shareholders.

STRATEGIC LINES OF BUSINESS AND MARKETS
The Corporation has strategically aligned its operations into three major business segments: the Commercial Bank, the Retail Bank and Wealth Management. These business segments are differentiated based on the type of customer and the related products and services provided. In addition to the three major business segments, the Finance Division is also reported as a segment. The Other category includes items not directly associated with these business segments or the Finance segment. The performance of the business segments is not comparable with the Corporation's consolidated results and is not necessarily comparable with similar information for any other financial institution. Additionally, because of the interrelationships of the various segments, the information presented is not indicative of how the segments would perform if they operated as independent entities. Market segment results are also provided for the Corporation's three primary geographic markets: Michigan, California and Texas. In addition to the three primary geographic markets, Other Markets is also reported as a market segment. Note 13 to the consolidated financial statements describes the business activities of each business segment and presents financial results of the business and market segments for the three- and nine-month periods ended September 30, 2020 and 2019.
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
Net interest income for each segment reflects the interest income generated by earning assets less interest expense on interest-bearing liabilities plus the net impact from associated internal funds transfer pricing (FTP). The FTP methodology allocates credits to each business segment for deposits and other funds provided as well as charges for loans and other assets being funded. FTP crediting rates for deposits and other funds provided reflect the long-term value of deposits and other funding sources based on their implied maturities. FTP charge rates for funding loans and other assets reflect a matched cost of funds based on the pricing and duration characteristics of the assets. Therefore, net interest income for each segment primarily reflects the volume and associated FTP impacts of loan and deposit levels. As overall interest rates decreased, business segments, particularly those focused on generating deposits, were impacted by lower FTP crediting rates on deposits in the nine months ended September 30, 2020 compared to the same period in the prior year. Similarly, FTP charges for funding loans decreased in the nine months ended September 30, 2020, compared to the same period in the prior year.
Business Segments
The following sections present a summary of the performance of each of the Corporation's business segments for the nine months ended September 30, 2020 compared to the same period in the prior year.

Commercial Bank

	Nine Months Ended			Percent Change
(dollar amounts in millions)	September 30, 2020	September 30, 2019	Change
Earnings summary:
Net interest income	$1,195	$1,252	$(57)	(5)%
Provision for credit losses	527	85	442	n/m
Noninterest income	406	412	(6)	(1)
Noninterest expenses	607	592	15	2
Provision for income taxes	94	227	(133)	(58)
Net income	$373	$760	$(387)	(51)%
Net credit-related charge-offs	$167	$90	$77	85%

Selected average balances:
Loans	$44,256	$43,465	$791	2%
Deposits	35,376	28,545	6,831	24
n/m - not meaningful
The $791 million increase in average loans reflected growth in Commercial Real Estate, Mortgage Banker Finance and Business Banking, partially offset by a decrease in National Dealer Services due to an imbalance in supply and demand resulting in lower inventory. Average PPP loans totaled $1.7 billion. Average deposits increased $6.8 billion, reflecting increases in all deposit categories as customers conserved cash due to uncertainty. The Commercial Bank's net income decreased $387 million to $373 million. Net interest income decreased $57 million to $1.2 billion, due to a $505 million decrease in loan interest income, partially offset by decreases of $396 million in allocated net FTP charges and $52 million in deposit costs. The provision for credit losses increased $442 million to $527 million primarily due to the forecasted impact of the COVID-19 pandemic, including the economic impacts of social distancing and sustained pressures on the Energy portfolio, while net credit-related charge-offs increased $77 million to $167 million, primarily due to Energy net charge-offs. Noninterest income decreased $6 million, primarily reflecting a decrease of $13 million in commercial lending fees as well as lower warrant, foreign exchange and derivative income, partially offset by an increase of $14 million in securities trading income as well as higher card and investment banking fees. Noninterest expenses increased $15 million, primarily reflecting a $9 million increase in corporate overhead as well as higher FDIC insurance expense, operational and litigation-related costs, partially offset by lower incentive and stock-based compensation.
Retail Bank

	Nine Months Ended			Percent Change
(dollar amounts in millions)	September 30, 2020	September 30, 2019	Change
Earnings summary:
Net interest income	$372	$434	$(62)	(14)%
Provision for credit losses	6	(5)	11	n/m
Noninterest income	80	95	(15)	(16)
Noninterest expenses	457	441	16	4
(Benefit) provision for income taxes	(4)	21	(25)	n/m
Net (loss) income	$(7)	$72	$(79)	n/m
Net credit-related charge-offs	$1	$1	$—	—

Selected average balances:
Loans	$2,413	$2,108	$305	14%
Deposits	22,486	20,628	1,858	9
n/m - not meaningful
Average loans increased $305 million due to loans to small businesses, including PPP loans. Average deposits increased $1.9 billion, reflecting increases in all deposit categories. The Retail Bank's net income decreased $79 million to a net loss of $7 million. Net interest income decreased $62 million to $372 million, due to decreases of $64 million in allocated net FTP credits and $13 million in loan income, partially offset by a $15 million decrease in deposit costs. The provision for credit losses increased $11 million from a benefit of $5 million. Noninterest income decreased $15 million, including a $13 million decrease in service charges on deposit accounts. Noninterest expenses increased $16 million, primarily due to increases of $6 million in operational losses and $5 million in salaries and benefits expense, as well as smaller increases in other categories.

Wealth Management

	Nine Months Ended			Percent Change
(dollar amounts in millions)	September 30, 2020	September 30, 2019	Change
Earnings summary:
Net interest income	$123	$140	$(17)	(12)%
Provision for credit losses	21	(13)	34	n/m
Noninterest income	200	201	(1)	(1)
Noninterest expenses	221	208	13	6
Provision for income taxes	17	35	(18)	(51)
Net income	$64	$111	$(47)	(43)%
Net credit-related recoveries	$(1)	$(5)	$4	(90)

Selected average balances:
Loans	$5,035	$4,950	$85	2%
Deposits	4,228	3,772	456	12
n/m - not meaningful
    Average loans remained relatively stable at $5.0 billion. Average deposits increased $456 million, reflecting increases in all deposit categories. Wealth Management's net income decreased $47 million to $64 million. Net interest income decreased $17 million to $123 million, due to a $45 million decrease in loan income, partially offset by decreases of $20 million in allocated net FTP charges and $8 million in deposit costs. The provision for credit losses increased $34 million from a benefit of $13 million. Noninterest income was stable, while noninterest expenses increased $13 million, primarily reflecting increases of $6 million in salaries and benefits expense and $5 million in software expense.
Market Segments
The following sections present a summary of the performance of each of the Corporation's market segments for the nine months ended September 30, 2020 compared to the same period in the prior year.

Michigan

	Nine Months Ended			Percent Change
(dollar amounts in millions)	September 30, 2020	September 30, 2019	Change
Earnings summary:
Net interest income	$490	$558	$(68)	(12)%
Provision for credit losses	83	(6)	89	n/m
Noninterest income	202	218	(16)	(8)
Noninterest expenses	418	412	6	1
Provision for income taxes	36	83	(47)	(57)
Net income	$155	$287	$(132)	(46)%
Net credit-related charge-offs	$9	$10	$(1)	(4)%

Selected average balances:
Loans	$12,604	$12,605	$(1)	—%
Deposits	22,995	19,959	3,036	15
n/m - not meaningful
Average loans were relatively stable at $12.6 billion, while average deposits increased $3.0 billion, reflecting increases in all deposit categories as customers conserved cash due to uncertainty. The Michigan market's net income decreased $132 million to $155 million. Net interest income decreased $68 million to $490 million, due to a $144 million decrease in loan income, partially offset by a $52 million increase in allocated net FTP credits and a $25 million decrease in deposit costs. The provision for credit losses increased $89 million from a benefit of $6 million, primarily reflecting increases in general Middle Market and Business Banking. Noninterest income decreased $16 million, including an $8 million decrease in service charges on deposit accounts and a $3 million decline in both card and brokerage fees. Noninterest expenses increased $6 million, primarily due to an increase in operational losses.

California

	Nine Months Ended			Percent Change
(dollar amounts in millions)	September 30, 2020	September 30, 2019	Change
Earnings summary:
Net interest income	$537	$614	$(77)	(12)%
Provision for credit losses	113	(11)	124	n/m
Noninterest income	105	121	(16)	(12)
Noninterest expenses	303	301	2	1
Provision for income taxes	51	113	(62)	(54)
Net income	$175	$332	$(157)	(47)%
Net credit-related charge-offs	$31	$9	$22	n/m

Selected average balances:
Loans	$18,263	$18,572	$(309)	(2)%
Deposits	18,691	16,420	2,271	14
n/m - not meaningful
Average loans decreased $309 million, primarily reflecting a decrease in National Dealer Services. Average deposits increased $2.3 billion, reflecting increases in all deposit categories. The California market's net income decreased $157 million to $175 million. Net interest income decreased $77 million to $537 million, due to a $231 million decrease in loan income, partially offset by decreases of $124 million in allocated net FTP charges and $30 million in deposit costs. The provision for credit losses increased $124 million from a benefit of $11 million, primarily reflecting increases in Commercial Real Estate, general Middle Market, and smaller increases in other categories. Net credit-related charge-offs increased $22 million to $31 million, primarily reflecting an increase in general Middle Market. Noninterest income decreased $16 million, including declines in commercial lending fees, card fees and smaller decreases in other categories, while noninterest expenses were relatively stable.
Texas

	Nine Months Ended			Percent Change
(dollar amounts in millions)	September 30, 2020	September 30, 2019	Change
Earnings summary:
Net interest income	$348	$373	$(25)	(6)%
Provision for credit losses	296	88	208	n/m
Noninterest income	88	97	(9)	(10)
Noninterest expenses	264	255	9	3
(Benefit) provision for income taxes	(29)	30	(59)	n/m
Net (loss) income	$(95)	$97	$(192)	n/m
Net credit-related charge-offs	$127	$73	$54	75%

Selected average balances:
Loans	$10,889	$10,586	$303	3%
Deposits	10,026	8,690	1,336	15
n/m - not meaningful
Average loans increased $303 million, primarily reflecting increases in Commercial Real Estate and Corporate Banking, partially offset by decreases in Energy and National Dealer Services. Average deposits increased $1.3 billion, reflecting increases in all deposit categories. The Texas market's net income decreased $192 million to a net loss of $95 million. Net interest income decreased $25 million to $348 million, due to a $118 million decrease in loan income, partially offset by decreases of $88 million in allocated net FTP charges and $6 million in deposit costs. The provision for credit losses increased $208 million, primarily reflecting an increase in Energy, while net credit-related charge-offs included $121 million in Energy net charge-offs. Noninterest income decreased $9 million, primarily reflecting lower service charges on deposit accounts and commercial lending fees. Noninterest expenses increased $9 million, primarily due to higher corporate overhead and smaller increases in other categories.

Other Markets

	Nine Months Ended			Percent Change
(dollar amounts in millions)	September 30, 2020	September 30, 2019	Change
Earnings summary:
Net interest income	$315	$281	$34	11%
Provision for credit losses	62	(4)	66	n/m
Noninterest income	291	272	19	7
Noninterest expenses	300	273	27	10
Provision for income taxes	49	57	(8)	(14)
Net income	$195	$227	$(32)	(15)%
Net credit-related recoveries	$—	$(6)	$6	n/m

Selected average balances:
Loans	$9,955	$8,760	$1,195	14%
Deposits	10,378	7,876	2,502	32
n/m - not meaningful
Average loans increased $1.2 billion, primarily reflecting increases in general Middle Market and Mortgage Banker Finance, partially offset by a decrease in National Dealer Services. Average deposits increased $2.5 billion, including increases in noninterest-bearing and relationship-based interest-bearing deposits. Other Markets' net income decreased $32 million to $195 million. Net interest income increased $34 million to $315 million due to decreases of $91 million in allocated net FTP charges and $11 million in deposit costs, partially offset by a $70 million decrease in loan income. The provision for credit losses increased $66 million to $62 million, primarily reflecting increases in Corporate Banking and Technology and Life Sciences. Net credit-related recoveries decreased $6 million, primarily due to a decrease in Private Banking. Noninterest income increased $19 million, including increases of $11 million each in card fees and securities trading income. Noninterest expenses increased $27 million, primarily reflecting increases of $6 million each in operational losses and software expense as well as smaller increases in other categories.
Finance & Other

	Nine Months Ended			Percent Change
(dollar amounts in millions)	September 30, 2020	September 30, 2019	Change
Earnings summary:
Net interest expense	$(248)	$(31)	$(217)	n/m
Provision for credit losses	—	(1)	1	n/m
Noninterest income	50	36	14	38
Noninterest expenses	26	51	(25)	(49)
Benefit for income taxes	(53)	(31)	(22)	73
Net loss	$(171)	$(14)	$(157)	n/m

Selected average balances:
Loans	$(5)	$(9)	$4	(49)%
Deposits	1,201	1,964	(763)	(39)
n/m - not meaningful
Average deposits decreased $763 million, primarily reflecting a decrease in other time deposits. Net loss for the Finance & Other category increased $157 million to $171 million. Net interest expense decreased $217 million, primarily reflecting a decrease in net FTP revenue as a result of lower rates charged to the business segments under the Corporation's internal FTP methodology. Noninterest income increased $14 million, primarily driven by increases of $8 million in net securities losses, due to securities repositioning in 2019, and $4 million in derivative income. Noninterest expenses decreased $25 million, driven by lower salaries and benefits expense.

The following table lists the Corporation's banking centers by geographic market segment.

	September 30,
	2020	2019
Michigan	189	192
Texas	123	123
California	96	96
Other Markets	25	25
Total	433	436

FINANCIAL CONDITION
Third Quarter 2020 Compared to Fourth Quarter 2019
Period-End Balances
Total assets increased $10.2 billion to $83.6 billion, driven by increases of $5.3 billion in interest-bearing deposits with banks, $2.7 billion in investment securities available-for-sale and $2.0 billion in loans. The growth in interest-bearing deposits with banks (primarily deposits with the Federal Reserve Bank) resulted from growth in relationship-based deposits as customers conserve cash in an uncertain environment, while investment securities increased as a portion of excess liquidity was invested in U.S. Treasury bonds and mortgage-backed securities. The increase in loans reflected growth in Mortgage Banker Finance, Commercial Real Estate, Business and Retail Banking, partially offset by a decrease in National Dealer Services. At September 30, 2020, PPP loans totaled $3.8 billion, driving the growth in Business and Retail Banking (small businesses) as well as offsetting a decline in general Middle Market.
Total liabilities increased $9.7 billion to $75.8 billion, reflecting increases of $9.2 billion and $2.0 billion in noninterest-bearing and interest-bearing deposits, respectively, partially offset by a decrease of $1.5 billion in medium- and long-term debt. The increases in noninterest-bearing and interest-bearing deposits was primarily driven by customers conserving liquidity. Total shareholders' equity increased $547 million, including net proceeds of $394 million from the issuance of preferred stock in May 2020.
Average Balances
Total assets increased $11.1 billion to $84.3 billion, primarily due to increases of $7.7 billion in interest-bearing deposits with banks, $1.6 billion in investment securities and $1.5 billion in loans. The following table provides information about the change in the Corporation's average loan portfolio by loan type and geographic market.

	Three Months Ended			Percent Change
(average balances; dollar amounts in millions)	September 30, 2020	December 31, 2019	Change
By Loan Type:
Commercial loans (a)	$32,226	$31,808	$418	1%
Real estate construction loans	4,037	3,398	639	19
Commercial mortgage loans	9,978	9,356	622	7
Lease financing	601	586	15	3
International loans	1,052	1,030	22	2
Residential mortgage loans	1,961	1,887	74	4
Consumer loans	2,158	2,440	(282)	(12)
Total loans	$52,013	$50,505	$1,508	3%
Loans By Geographic Market:
Michigan	$12,607	$12,399	$208	2%
California	18,095	17,943	152	1
Texas	10,923	10,708	215	2
Other Markets and Finance	10,388	9,455	933	10
Total loans	$52,013	$50,505	$1,508	3%
(a)Includes PPP loans of $3.8 billion for the three months ended September 30, 2020.
The increase in loans reflected growth in Mortgage Banker Finance, Commercial Real Estate, Business and Retail Banking, partially offset by a decrease in National Dealer Services. The average balance of PPP loans for the three months ended September 30, 2020 was $3.8 billion, driving the growth in Business and Retail Banking.
Total liabilities increased $10.5 billion to $76.4 billion, reflecting increases of $9.0 billion and $2.6 billion in noninterest-bearing and interest-bearing deposits, respectively, partially offset by a decrease of $1.4 billion in medium- and long-term debt. Total shareholders' equity increased $597 million to $7.8 billion, including net proceeds of $394 million from the issuance of preferred stock in May 2020.

Capital
The following table presents a summary of changes in total shareholders' equity for the nine months ended September 30, 2020.

(in millions)
Balance at January 1, 2020		$7,327
Cumulative effect of change in accounting principle (a)		13
Net income		259
Cash dividends declared on common stock		(284)
Cash dividends declared on preferred stock		(8)
Purchase of common stock		(194)
Issuance of preferred stock		394
Other comprehensive income:
Investment securities	$189
Cash flow hedges	142
Defined benefit and other postretirement plans	20
Total other comprehensive income		351
Issuance of common stock under employee stock plans		(2)
Share-based compensation		18
Balance at September 30, 2020		$7,874
(a)Effective January 1, 2020, the Corporation adopted the provisions of ASU No. 2016-13, "Financial Instruments - Credit Losses" (Topic 326). For further information, refer to Note 1 to the consolidated financial statements.
The following table summarizes the Corporation's repurchase activity during the nine months ended September 30, 2020.

(shares in thousands)	Total Number of Shares Purchased as Part of Publicly Announced Repurchase Plans or Programs	Remaining Share Repurchase Authorization (a)	Total Number of Shares Purchased (b)	Average Price Paid Per Share
Total first quarter 2020	3,227	4,870	3,322	$58.70
Total second quarter 2020	—	4,870	6	28.62
July 2020	—	4,870	4	37.26
August 2020	—	4,870	2	36.52
September 2020	—	4,870	1	42.09
Total third quarter 2020	—	4,870	7	37.94
Total 2020 year-to-date	3,227	4,870	3,335	58.60
(a)Maximum number of shares that may yet be purchased under the publicly announced plans or programs.
(b)Includes approximately 108,000 shares purchased pursuant to deferred compensation plans and shares purchased from employees to pay for taxes related to restricted stock vesting under the terms of an employee share-based compensation plan during the nine months ended September 30, 2020. These transactions are not considered part of the Corporation's repurchase program.
In March 2020, the Corporation suspended its share repurchase program, with a focus on deploying capital to meet customers' growing financing requirements, resulting in no share repurchases under the program during the second and third quarters of 2020. The Corporation will continue to assess the resumption of repurchases subject to various factors including financial performance, capital needs and market conditions. Since the inception of the share repurchase program in 2010, a total of 87.2 million shares have been authorized for repurchase. There is no expiration date for the share repurchase program.
In May 2020, the Corporation issued $400 million of 5.625% non-cumulative perpetual preferred stock, which yielded $394 million in proceeds net of underwriting discounts and offering expenses. See Note 9 to the consolidated financial statements for further information about the terms of the preferred stock.
    The Corporation is prepared to continue using capital and liquidity in a responsible way to assist customers impacted by the COVID-19 crisis with a target of attaining and maintaining a Common Equity Tier 1 (CET1) capital ratio of approximately 10 percent. At September 30, 2020, the Corporation's estimated CET1 capital ratio was 10.26 percent, an increase of 13 basis points compared to December 31, 2019. In 2020, the Corporation elected regulatory relief to defer the impact of adopting the CECL model for measuring credit losses on regulatory capital. At September 30, 2020, $83 million, or a cumulative 12-basis-point benefit to the estimated capital ratios, was deferred. Also in 2020, the Corporation adopted capital rules issued by federal banking agencies that simplified certain regulatory capital rules, including the capital treatment of mortgage servicing assets, certain deferred tax assets, investments in the capital instruments of unconsolidated financial institutions and minority interests.

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
The Corporation's capital ratios exceeded minimum regulatory requirements as follows:

	September 30, 2020		December 31, 2019
(dollar amounts in millions)	Capital/Assets	Ratio	Capital/Assets	Ratio
Common equity tier 1 (a), (b)	$6,805	10.26%	$6,919	10.13%
Tier 1 risk-based (a), (b)	7,199	10.86	6,919	10.13
Total risk-based (a)	8,712	13.14	8,282	12.13
Leverage (a)	7,199	8.59	6,919	9.51
Common equity	7,480	8.94	7,327	9.98
Tangible common equity (b)	6,843	8.24	6,688	9.19
Risk-weighted assets (a)	66,299		68,273
(a)    September 30, 2020 capital, risk-weighted assets and ratios are estimated and reflect deferral of CECL model impact as calculated per regulatory guidance.
(b)    See Supplemental Financial Data section for reconciliations of non-GAAP financial measures and regulatory ratios.
RISK MANAGEMENT
The following updated information should be read in conjunction with the "Risk Management" section on pages F-20 through F-33 in the Corporation's 2019 Annual Report.
Credit Risk
Allowance for Credit Losses
The allowance for credit losses includes both the allowance for loan losses and the allowance for credit losses on lending-related commitments. Effective January 1, 2020, the allowance for credit losses reflected the adoption of Topic 326, which requires companies to estimate credit losses using the CECL framework. As a percentage of total loans, the allowance for credit losses was 1.98 percent at September 30, 2020, compared to 1.33 percent at December 31, 2019. Excluding $3.8 billion in PPP loans, which are guaranteed by the Small Business Administration, the allowance for credit losses was 2.14 percent of total loans at September 30, 2020. The allowance for credit losses covered 3.2 times and 3.3 times total nonperforming loans at September 30, 2020 and December 31, 2019, respectively.
At adoption on January 1, 2020, the scope and severity of the economic crisis resulting from the COVID-19 pandemic were unknown. As such, the economic scenario used by the Corporation to develop its estimate of CECL as of the adoption date reflected a continued moderate U.S. economic expansion compared to 2019 levels and a stable interest rate environment, with the federal funds rate remaining in the 1.50- to 1.75-percent range. Other assumptions included resolution of trade tensions, a calmer global economy and a strong U.S. dollar, all of which supported modest industrial production growth and stable oil prices. The forecast also assumed strong labor market conditions to support the consumer sector. Management considered the level of uncertainty regarding its economic assumptions as part of the qualitative adjustment. The adoption of CECL resulted in a $17 million day-one decrease in the allowance for credit losses, from $668 million at December 31, 2019 under the incurred loss model. See Note 1 to the consolidated financial statements for further information about the adoption of CECL.
The allowance for credit losses increased by $387 million from adoption date to $1.0 billion at September 30, 2020, primarily reflecting the economic impacts of the COVID-19 pandemic and the response by domestic and global governmental authorities, including quarantines and other social distancing policies aimed at fighting the spread of the virus. Energy markets, which were already experiencing stress prior to the pandemic, were further impacted by the rapid decline in demand resulting from social distancing policies. Demand improved slightly in the third quarter as the economy began to recover, but energy markets remain uncertain. The U.S. economy contracted into a recession with unusual speed and force, ending the longest expansionary period in U.S. history. The U.S. government and the Federal Reserve responded to the pandemic with unprecedented measures. In addition to the Federal Reserve reducing the target federal funds rate to zero to 0.25 percent, Congress passed the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) that included an estimated $2 trillion stimulus package. In recent months, states across the U.S. began loosening social distancing policies, stimulating economic activity. While the economy showed signs of a recovery during the third quarter, there continues to be uncertainty regarding the path of the economic recovery, with the potential for future waves of COVID-19 cases as jurisdictions continue to reopen across the country, the mitigating impacts of previous and possible future government interventions, as well as the effects of the results of the upcoming elections.
These factors shaped the 2-year reasonable and supportable forecast used by the Corporation in its CECL estimate at September 30, 2020. After a partial rebound in GDP growth in third quarter 2020, forecasted GDP reaches pre-pandemic, fourth quarter 2019 levels by the latter portion of 2021, normalizing into historical growth rates by the end of the forecast period. Forecasts for other key economic variables, including the unemployment rate and oil prices, are generally in line with GDP projections. Interest rates remain low, reflecting the Federal Reserve's expectation that rates will remain at current levels in the near-to mid-term, while corporate bond rates reflect decreasing default risk as the economy recovers. Economic forecasts for third quarter 2020 were generally consistent with second quarter 2020 forecasts. The following table summarizes the forecasts for the economic variables most impactful to the allowance for credit losses estimate at September 30, 2020.

Economic Variable	Base Forecast
Real GDP growth	Growth of 8 percent in fourth quarter 2020, normalizing into a long-term growth rate of 2 percent by second quarter 2022.
Unemployment rate	Below 9 percent in fourth quarter 2020, gradually decreasing to 6 percent by the end of the forecast period.
Corporate BBB bond to 10-year Treasury bond spreads	Spreads at normalized levels between 1.70 and 2 percent throughout the forecast period.
Oil Prices	Prices below $40 per barrel in fourth quarter 2020 gradually stabilize to $50 per barrel by third quarter 2021.
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
As a percentage of total loans, the allowance for loan losses was 1.87 percent at September 30, 2020, compared to 1.27 percent at December 31, 2019. Excluding PPP loans, the allowance for loan losses was 2.01 percent of total loans at September 30, 2020. The allocation of reserves for Energy loans remains above 10 percent in response to sustained pressures on the Energy portfolio. Nonperforming loans were 0.62 percent of total loans at September 30, 2020, compared to 0.40 percent at December 31, 2019, and the allowance for loan losses covered 3.0 times and 3.1 times total nonperforming loans at September 30, 2020 and December 31, 2019, respectively.
Allowance for Credit Losses on Lending-Related Commitments
    The allowance for credit losses on lending-related commitments estimates current expected credit losses on collective pools of letters of credit and unused commitments to extend credit based on reserve factors, determined in a manner similar to business loans, multiplied by a probability of draw estimate based on historical experience and credit risk, applied to commitment amounts. The allowance for credit losses on lending-related commitments totaled $60 million and $31 million at September 30, 2020 and December 31, 2019, respectively.
    For additional information regarding the allowance for credit losses, refer to the "Critical Accounting Policies" section and Note 1 to the consolidated financial statements.

Nonperforming Assets
Nonperforming assets include loans on nonaccrual status, TDRs which have been renegotiated to less than the original contractual rates (reduced-rate loans) and foreclosed property. TDRs include performing and nonperforming loans, with nonperforming TDRs on either nonaccrual or reduced-rate status. Certain provisions within the CARES Act encourage financial institutions to practice prudent efforts to work with borrowers impacted by COVID-19. Under these provisions, modifications deemed to be COVID-19-related would not be considered a TDR if the loan was not more than 30 days past due as of December 31, 2019 and the deferral was executed between March 1, 2020 and the earlier of 60 days after the date of termination of the COVID-19 national emergency or December 31, 2020. The banking regulators issued similar guidance, which also clarified that a COVID-19-related modification should not be considered a TDR if the borrower was current on payments at the time the underlying loan modification program was implemented and if the modification was considered to be short-term. Modifications are first evaluated for eligibility under the CARES Act, then the interagency guidance if they do not qualify for the CARES Act relief. Modifications that are not eligible for either program continue to follow the Corporation’s established TDR policy. For loans not otherwise reportable as past due or nonaccrual, financial institutions are generally not expected to designate loans with deferrals granted due to COVID-19 as past due or nonaccrual. As of September 30, 2020, pandemic-related payment deferrals totaled $385 million, representing approximately 300 obligors and consisting of 60 percent commercial loans and 40 percent retail loans, primarily residential mortgages. The decrease in deferrals since second quarter 2020 reflects customers adjusting to the new environment as initial deferrals have expired and new requests have been nominal.
The following table presents a summary of nonperforming assets and past due loans.

(dollar amounts in millions)	September 30, 2020	December 31, 2019
Nonaccrual loans:
Business loans:
Commercial	$241	$148
Commercial mortgage	20	14
Lease financing	1	—
Total nonaccrual business loans	262	162
Retail loans:
Residential mortgage	40	20
Consumer:
Home equity	20	17
Total nonaccrual retail loans	60	37
Total nonaccrual loans	322	199
Reduced-rate loans	3	5
Total nonperforming loans	325	204
Foreclosed property	10	11
Total nonperforming assets	$335	$215
Nonperforming loans as a percentage of total loans	0.62%	0.40%
Nonperforming assets as a percentage of total loans and foreclosed property	0.64	0.43
Allowance for credit losses as a multiple of total nonperforming loans	3.2x	3.3x
Loans past due 90 days or more and still accruing	$29	$26
Nonperforming assets increased $120 million to $335 million at September 30, 2020, from $215 million at December 31, 2019. The increase in nonperforming assets primarily reflected a $98 million increase in nonperforming Energy loans, which are a component of commercial loans.
The following table presents a summary of TDRs at September 30, 2020 and December 31, 2019. Loan modifications related to the COVID-19 pandemic were insignificant at September 30, 2020.

(in millions)	September 30, 2020	December 31, 2019
Nonperforming TDRs:
Nonaccrual TDRs	$47	$36
Reduced-rate TDRs	3	5
Total nonperforming TDRs	50	41
Performing TDRs (a)	41	69
Total TDRs	$91	$110
(a)TDRs that do not include a reduction in the original contractual interest rate which are performing in accordance with their modified terms.

During the nine months ended September 30, 2020, $22 million of previously performing Energy TDRs were transferred to nonaccrual or charged off. At September 30, 2020, Energy TDRs totaled $12 million, all of which were on nonaccrual status, compared to $14 million at December 31, 2019.
The following table presents a summary of changes in nonaccrual loans.

	Three Months Ended
(in millions)	September 30, 2020	June 30, 2020	March 31, 2020
Balance at beginning of period	$267	$235	$199
Loans transferred to nonaccrual (a)	161	96	137
Nonaccrual loan gross charge-offs	(53)	(57)	(89)
Loans transferred to accrual status (a)	—	—	—
Nonaccrual loans sold	(14)	—	—
Payments/other (b)	(39)	(7)	(12)
Balance at end of period	$322	$267	$235
(a)Based on an analysis of nonaccrual loans with book balances greater than $2 million.
(b)Includes net changes related to nonaccrual loans with balances less than $2 million, payments on nonaccrual loans with book balances greater than $2 million and transfers of nonaccrual loans to foreclosed property.
There were 14 borrowers with a balance greater than $2 million, totaling $161 million, transferred to nonaccrual status in third quarter 2020, compared to eight borrowers totaling $96 million in second quarter 2020 and 13 borrowers totaling $137 million in first quarter 2020. For further information about the composition of loans transferred to nonaccrual during the current period, refer to the nonaccrual information by industry category table below.
The following table presents the composition of nonaccrual loans by balance and the related number of borrowers at September 30, 2020 and December 31, 2019.

	September 30, 2020		December 31, 2019
(dollar amounts in millions)	Number of Borrowers	Balance	Number of Borrowers	Balance
Under $2 million	688	$80	708	$74
$2 million - $5 million	21	72	8	22
$5 million - $10 million	3	23	6	49
$10 million - $25 million	11	147	4	54
Total	723	$322	726	$199

The following table presents a summary of nonaccrual loans at September 30, 2020 and loans transferred to nonaccrual and net loan charge-offs (recoveries) for the three months ended September 30, 2020, based primarily on North American Industry Classification System (NAICS) categories.

	September 30, 2020		Three Months Ended September 30, 2020
(dollar amounts in millions)	Nonaccrual Loans		Loans Transferred to Nonaccrual (a)		Net Loan Charge-Offs (Recoveries)
Industry Category
Mining, Quarrying and Oil & Gas Extraction	$141	44%	$104	64%	$9	26%
Residential Mortgage	40	12	14	9	—	—
Wholesale Trade	31	10	—	—	3	10
Manufacturing	28	9	11	7	(1)	(2)
Services	21	6	16	10	6	20
Information & Communication	12	4	—	—	—	—
Real Estate & Home Builders	7	2	—	—	—	—
Health Care & Social Assistance	5	2	2	1	2	5
Retail Trade	5	1	—	—	2	6
Contractors	4	1	—	—	—	—
Arts, Entertainment, and Recreation	1	1	14	9	14	42
Other (b)	27	8	—	—	(2)	(7)
Total	$322	100%	$161	100%	$33	100%
(a)Based on an analysis of nonaccrual loans with book balances greater than $2 million.
(b)Consumer, excluding residential mortgage and certain personal purpose nonaccrual loans and net charge-offs, are included in the Other category.
Loans past due 90 days or more and still accruing interest, which generally are well collateralized and in the process of collection, increased $3 million to $29 million at September 30, 2020, compared to $26 million at December 31, 2019. Loans past due 30-89 days and still accruing interest increased $255 million to $382 million at September 30, 2020, compared to $127 million at December 31, 2019. Loans past due 30 days or more and still accruing interest as a percentage of total loans were 0.79 percent and 0.30 percent at September 30, 2020 and December 31, 2019, respectively. An aging analysis of loans included in Note 4 to the consolidated financial statements provides further information about the balances comprising past due loans.
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

(dollar amounts in millions)	September 30, 2020	June 30, 2020	December 31, 2019
Total criticized loans	$3,406	$3,379	$2,120
As a percentage of total loans	6.5%	6.3%	4.2%
The $1.3 billion increase in criticized loans during the nine months ended September 30, 2020 included increases of $584 million in general Middle Market and $354 million in Energy.
Concentrations of Credit Risk
Concentrations of credit risk may exist when a number of borrowers are engaged in similar activities, or activities in the same geographic region, and have similar economic characteristics that would cause them to be similarly impacted by changes in economic or other conditions. The Corporation has concentrations of credit risk with the automotive and commercial real estate industries. All other industry concentrations, as defined by management, individually represented less than 10 percent of total loans at September 30, 2020.

Automotive Lending - Dealer:
The following table presents a summary of dealer loans.

	September 30, 2020		December 31, 2019
(in millions)	Loans Outstanding	Percent of Total Loans	Loans Outstanding	Percent of Total Loans
Dealer:
Floor plan	$1,964		$3,967
Other	3,391		3,447
Total dealer	$5,355	10.2%	$7,414	14.7%
Substantially all dealer loans are in the National Dealer Services business line and primarily include floor plan financing and other loans to automotive dealerships. Floor plan loans, included in commercial loans in the Consolidated Balance Sheets, totaled $2.0 billion at September 30, 2020, a decrease of $2.0 billion compared to $4.0 billion at December 31, 2019 due to an imbalance in supply and demand resulting in lower inventory. At both September 30, 2020 and December 31, 2019, other loans to automotive dealers in the National Dealer Services business line totaled $3.4 billion, including $2.1 billion and $2.0 billion of owner-occupied commercial real estate mortgage loans at September 30, 2020 and December 31, 2019, respectively.
There were no nonaccrual dealer loans at September 30, 2020 and $9 million at December 31, 2019. Dealer loan net charge-offs totaled $2 million for the nine months ended September 30, 2020, compared to none for the nine months ended September 30, 2019.
Automotive Lending- Production:
The following table presents a summary of loans to borrowers involved with automotive production.

	September 30, 2020		December 31, 2019
(in millions)	Loans Outstanding (a)	Percent of Total Loans (a)	Loans Outstanding	Percent of Total Loans
Production:
Domestic	$869		$963
Foreign	359		286
Total production	$1,228	2.5%	$1,249	2.5%
(a)Excludes PPP loans.
Loans to borrowers involved with automotive production, primarily Tier 1 and Tier 2 suppliers, totaled $1.2 billion at both September 30, 2020 and December 31, 2019. These borrowers could face financial difficulties due to disruptions in auto production as well as their supply chains and logistics operations as a result of the COVID-19 pandemic. As such, management prudently continued to increase allocated reserves for this portfolio as of September 30, 2020.
Nonaccrual loans to borrowers involved with automotive production totaled $5 million at September 30, 2020 and $10 million at December 31, 2019. Criticized automotive production loans were 25 percent of the automotive production portfolio at September 30, 2020, compared to 15 percent at December 31, 2019. Automotive production loan net charge-offs totaled $1 million in the nine months ended September 30, 2020, compared to net recoveries of $1 million in the nine months ended September 30, 2019.
Commercial Real Estate Lending
The following table summarizes the Corporation's commercial real estate loan portfolio by loan category.

	September 30, 2020			December 31, 2019
(in millions)	Commercial Real Estate business line (a)	Other (b)	Total	Commercial Real Estate business line (a)	Other (b)	Total
Real estate construction loans	$3,702	$444	$4,146	$3,044	$411	$3,455
Commercial mortgage loans	2,336	7,666	10,002	2,176	7,383	9,559
Total commercial real estate	$6,038	$8,110	$14,148	$5,220	$7,794	$13,014
(a)Primarily loans to real estate developers.
(b)Primarily loans secured by owner-occupied real estate.
The Corporation limits risk inherent in its commercial real estate lending activities by monitoring borrowers directly involved in the commercial real estate markets and adhering to conservative policies on loan-to-value ratios for such loans.

Commercial real estate loans, consisting of real estate construction and commercial mortgage loans, totaled $14.1 billion, or 27 percent of total loans, at September 30, 2020, an increase of $1.1 billion compared to December 31, 2019, of which $6.0 billion, or 43 percent, were to borrowers in the Commercial Real Estate business line, including loans to real estate developers. The remaining $8.1 billion, or 57 percent, of commercial real estate loans in other business lines consisted primarily of owner-occupied commercial mortgages, which bear credit characteristics similar to non-commercial real estate business loans.
The real estate construction loan portfolio primarily contains loans made to long-tenured customers with satisfactory completion experience. Criticized real estate construction loans in the Commercial Real Estate business line totaled $54 million and $31 million at September 30, 2020 and December 31, 2019, respectively. In other business lines, criticized real estate construction loans totaled $17 million at September 30, 2020, compared to none at December 31, 2019. There were no real estate construction loan charge-offs in either of the nine-month periods ended September 30, 2020 and 2019.
Commercial mortgage loans are loans where the primary collateral is a lien on any real property and are primarily loans secured by owner-occupied real estate. Real property is generally considered primary collateral if the value of that collateral represents more than 50 percent of the commitment at loan approval. Loans in the commercial mortgage portfolio generally mature within three to five years. Criticized commercial mortgage loans in the Commercial Real Estate business line totaled $64 million and $55 million at September 30, 2020 and December 31, 2019, respectively. In other business lines, $465 million and $242 million of commercial mortgage loans were criticized at September 30, 2020 and December 31, 2019, respectively. Commercial mortgage loan net recoveries were $3 million and $2 million for the nine months ended September 30, 2020 and 2019, respectively.
Residential Real Estate Lending
Residential real estate loans, which consist of traditional residential mortgages and home equity loans and lines of credit, totaled $3.6 billion, or 7 percent of total loans, at September 30, 2020. The following table summarizes the Corporation's residential mortgage and home equity loan portfolios by geographic market.

	September 30, 2020				December 31, 2019
(dollar amounts in millions)	Residential Mortgage Loans	% of Total	Home Equity Loans	% of Total	Residential Mortgage Loans	% of Total	Home Equity Loans	% of Total
Geographic market:
Michigan	$444	23%	$558	34%	$412	22%	$603	35%
California	983	51	687	42	932	51	699	41
Texas	261	14	332	20	275	15	346	20
Other Markets	239	12	63	4	226	12	63	4
Total	$1,927	100%	$1,640	100%	$1,845	100%	$1,711	100%
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
Residential mortgages totaled $1.9 billion at September 30, 2020, and were primarily larger, variable-rate mortgages originated and retained for certain private banking relationship customers. Of the $1.9 billion of residential mortgage loans outstanding, $40 million were on nonaccrual status at September 30, 2020. The home equity portfolio totaled $1.6 billion at September 30, 2020, of which $1.5 billion was outstanding under primarily variable-rate, interest-only home equity lines of credit, $75 million were in amortizing status and $18 million were closed-end home equity loans. Of the $1.6 billion of home equity loans outstanding, $20 million were on nonaccrual status at September 30, 2020. A majority of the home equity portfolio was secured by junior liens at September 30, 2020.
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

The following table summarizes information about loans in the Corporation's Energy business line.

	September 30, 2020				December 31, 2019
(dollar amounts in millions)	Outstandings		Nonaccrual	Criticized (a)	Outstandings		Nonaccrual	Criticized (a)
Exploration and production (E&P)	$1,451	79%	$141	$648	$1,741	78%	$43	$289
Midstream	338	18	—	59	432	20	—	63
Services	46	3	—	13	48	2	—	14
Total Energy business line	$1,835	100%	$141	$720	$2,221	100%	$43	$366
As a percentage of total Energy loans			8%	39%			2%	16%
(a)    Includes nonaccrual loans.
Loans in the Energy business line totaled $1.8 billion, or 4 percent of total loans, at September 30, 2020 and $2.2 billion at December 31, 2019, a decrease of $386 million. Total exposure, including unused commitments to extend credit and letters of credit, was $3.3 billion (a utilization rate of 55 percent) and $4.3 billion at September 30, 2020 and December 31, 2019, respectively.
The decrease in total exposure in the Energy business line primarily reflected reduced borrowing bases as a result of lower oil and gas prices as well as reduced production activity. At September 30, 2020, the Corporation had started Fall borrowing base re-determinations, and expects a slight increase in borrowing bases. The value and coverage benefit of hedging contracts are dependent upon the oil/gas price in each contract, as well as the operational costs, which are different for each borrower. As of September 30, 2020, 74 percent of the Corporation's E&P customers had at least 50 percent of their oil and/or gas production hedged up to one year and 38 percent of customers had at least 50 percent of production hedged for two years or more.
The Corporation's allowance methodology considers the various risk elements within the loan portfolio. When merited, the Corporation may incorporate a qualitative reserve component for Energy loans. The allocation of reserves for Energy loans remained over 10 percent of the Energy portfolio at September 30, 2020. Energy markets, which were already experiencing stress prior to the pandemic, were further impacted by the rapid decline in demand resulting from social distancing policies. Demand improved slightly in the third quarter as the economy began to recover, but energy markets remain uncertain. Net credit-related Energy charge-offs were $9 million and $121 million for the three- and nine-month periods ended September 30, 2020, respectively, compared to $34 million and $67 million for the same periods in 2019. Nonaccrual Energy loans increased $98 million to $141 million at September 30, 2020, compared to December 31, 2019. Criticized Energy loans increased $354 million to $720 million, or 21 percent of total criticized loans, at September 30, 2020.
Leveraged Loans
Certain loans in the Corporation's commercial portfolio are considered leveraged transactions. These loans are typically used for mergers, acquisitions, business recapitalizations, refinancing and equity buyouts. To help mitigate the risk associated with these loans, the Corporation focuses on middle market companies with highly capable management teams, strong sponsors and solid track records of financial performance. Industries prone to cyclical downturns and acquisitions with a high degree of integration risk are generally avoided. Other considerations include the sufficiency of collateral, the level of balance sheet leverage and the adequacy of financial covenants. During the underwriting process, cash flows are stress-tested to evaluate the borrowers' abilities to handle economic downturns and an increase in interest rates. Management considers the leveraged loan portfolio to be one of the most sensitive to economic impacts stemming from the COVID-19 pandemic and social distancing policies and has continued to set aside increased reserves for this portfolio as of September 30, 2020. Certain energy, automotive production and loans in other portfolios specifically identified as subject to additional stress due to COVID-19 impacts are also considered leveraged transactions.
The FDIC defines higher-risk commercial and industrial (HR C&I) loans for assessment purposes as loans generally with leverage of four times total debt to earnings before interest, taxes and depreciation (EBITDA) as well as three times senior debt to EBITDA, excluding certain collateralized loans.
The following table summarizes information about HR C&I loans.

(in millions)	September 30, 2020	December 31, 2019
Outstandings	$2,464	$2,553
Criticized	500	169
Net loan charge-offs	2020	2019
Three Months Ended September 30,	$7	$1
Nine Months Ended September 30,	20	6

Other Sectors Most at Risk due to Economic Stress Resulting from COVID-19 Impacts
    The COVID-19 pandemic has negatively impacted the global economy, disrupted global supply chains and increased unemployment levels. The resulting temporary closure of many businesses and the implementation of social distancing and sheltering in place policies has impacted, and will continue to impact, many of the Corporation’s customers. In addition to the energy, automotive production and leveraged loan portfolios, the Corporation considers the following sectors of its loan portfolio to be most vulnerable to financial risks from business disruptions caused by the pandemic spread mitigation efforts. During third quarter 2020, the Corporation removed casinos and sports franchises from the vulnerable classification as these sectors experienced no negative migration, and the criticized and nonaccrual loans within these sectors were well below the total sector average. Additionally, there was no indication at September 30, 2020 that these sectors should be considered to be at elevated risk. For further discussion, see Item 1.A "Risk Factors" on page 67 of this report.

	September 30, 2020
Sector based on NAICS category (dollar amounts in millions)	Loans (a)	Percent of Total Loans (a)	Percent Criticized (b)	Percent Nonaccrual (c)
Retail Commercial Real Estate (d)	$781	1.6%	4.7%	—%
Hotels	559	1.2	9.5	—
Retail Goods and Services	261	0.5	14.5	—
Arts/Recreation	248	0.5	28.5	—
All other impacted sectors (e)	1,032	2.1	9.9	0.4
Total	$2,881	5.9%	10.4%	0.1%
(a)Excludes PPP loans.
(b)Sector criticized loans as a percentage of sector total loans.
(c)Sector nonaccrual loans as a percentage of sector total loans.
(d)Loans in the retail commercial real estate sector are primarily included in the Corporation's commercial real estate portfolio.
(e)Includes airlines, restaurants and bars, childcare, coffee shops, cruise lines, education, gasoline and convenience stores, religious organizations, senior living, freight, as well as travel arrangements.
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
Interest Rate Risk
Net interest income is the primary source of revenue for the Corporation. Interest rate risk arises in the normal course of business due to differences in the repricing and cash flow characteristics of assets and liabilities, primarily through the Corporation's core business activities of extending loans and acquiring deposits. The Corporation's balance sheet is predominantly characterized by floating-rate loans funded by core deposits. Including the impact of interest rate swaps converting floating-rate loans to fixed, the Corporation's loan composition at September 30, 2020 was 55 percent 30-day LIBOR, 7 percent other LIBOR (primarily 60-and 90-day), 12 percent prime and 26 percent fixed rate. At September 30, 2020,

16 percent of total loans, primarily tied to the 30-day LIBOR, had non-zero interest rate floors protecting against future rate declines. This creates sensitivity to interest rate movements due to the imbalance between the faster repricing of the floating-rate loan portfolio versus deposit products. In addition, the growth and/or contraction in the Corporation's loans and deposits may lead to changes in sensitivity to interest rate movements in the absence of mitigating actions. Examples of such actions are purchasing fixed-rate investment securities, which provide liquidity to the balance sheet and act to mitigate the inherent interest sensitivity, as well as hedging with interest rate swaps and options. Other mitigating factors include interest rate floors on a portion of the loan portfolio. The Corporation actively manages its exposure to interest rate risk with the principal objective of optimizing net interest income and the economic value of equity while operating within acceptable limits established for interest rate risk and maintaining adequate levels of funding and liquidity.
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
Sensitivity of Net Interest Income to Changes in Interest Rates
The analysis of the impact of changes in interest rates on net interest income under various interest rate scenarios is management's principal risk management technique. Management models a base-case net interest income under an unchanged interest rate environment. Existing derivative instruments entered into for risk management purposes as of the balance sheet dates are included in the analysis, but no additional hedging is forecasted. At September 30, 2020, these derivative instruments comprise interest rate swaps that convert $2.7 billion of fixed-rate medium- and long-term debt to variable rates through fair value hedges and convert $5.6 billion of variable-rate loans to fixed rates through cash flow hedges. Additionally, included in this analysis are $8.4 billion of loans that were subject to an average interest rate floor of 0.9 percent at September 30, 2020. This base-case net interest income is then compared against interest rate scenarios in which rates rise or decline 100 basis points (with a floor of zero percent) in a linear, non-parallel fashion from the base case over 12 months, resulting in an average increase or decrease in short-term interest rates of 50 basis points over the period.
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
The table below, as of September 30, 2020 and December 31, 2019, displays the estimated impact on net interest income during the next 12 months by relating the base case scenario results to those from the rising and declining rate scenarios described above.

	September 30, 2020			December 31, 2019
(dollar amounts in millions)	Amount	%		Amount	%
Change in Interest Rates:			Change in Interest Rates:
Rising 100 basis points	$130	7%	Rising 100 basis points	$90	4%
Declining to zero percent	(33)	(2)	Declining 100 basis points	(135)	(6)

Sensitivity to declining interest rates decreased from December 31, 2019 to September 30, 2020 due to changes in balance sheet composition, as well as limited remaining downward movement in rates before hitting zero percent floors. Sensitivity to rising interest rates increased due to changes in balance sheet composition, partially offset by fixed-rate Paycheck Protection Program lending, growth in the securities portfolio and the addition of swaps converting variable-rate loans to fixed rates.
Sensitivity of Economic Value of Equity to Changes in Interest Rates
In addition to the simulation analysis on net interest income, an economic value of equity analysis provides an alternative view of the interest rate risk position. The economic value of equity is the difference between the estimate of the economic value of the Corporation's financial assets, liabilities and off-balance sheet instruments, derived through discounting cash flows based on actual rates at the end of the period, and the estimated economic value after applying the estimated impact of rate movements. The Corporation primarily monitors the percentage change on the base-case economic value of equity. The economic value of equity analysis is based on an immediate parallel 100 basis point shock with a floor of zero percent.

The table below, as of September 30, 2020 and December 31, 2019, displays the estimated impact on the economic value of equity from the interest rate scenario described above.

	September 30, 2020			December 31, 2019
(dollar amounts in millions)	Amount	%		Amount	%
Change in Interest Rates:			Change in Interest Rates:
Rising 100 basis points	$1,238	13%	Rising 100 basis points	$716	7%
Declining to zero percent	(479)	(5)	Declining 100 basis points	(1,178)	(12)
The sensitivity of the economic value of equity to rising rates increased from December 31, 2019 to September 30, 2020 due to changes in deposit pay rates and expected lives. The sensitivity to declining rates decreased due to changes in balance sheet composition as well as limited remaining downward movement in rates before hitting modeled zero-percent floors.
LIBOR Transition
On July 27, 2017, the United Kingdom’s Financial Conduct Authority, which regulates LIBOR, publicly announced that it intends to stop persuading or compelling banks to submit LIBOR rates after 2021. The Corporation has substantial exposure to LIBOR-based products, including loans, securities, derivatives and hedges, and is preparing for a transition from LIBOR toward alternative rates. A dedicated program office and governance structure, with direction and oversight from the Chief Executive Officer, Chief Financial Officer and Chief Risk Officer, continues to guide a cross-functional implementation team to execute an enterprise LIBOR transition plan. Comerica’s enterprise transition milestones are closely aligned with recommendations from the Alternative Reference Rates Committee (ARRC) for both best practices and recommended 2020 objectives. Beginning in second quarter 2020, customer disclosure information for both consumer and commercial loans were provided for new originations. The Corporation began indexing new retail adjustable rate mortgages to SOFR (Secured Overnight Financing Rate) in third quarter 2020. Execution activities are in process to incorporate fallback language in legacy LIBOR-based commercial loans targeted to begin in fourth quarter 2020. Additional milestones for products originated on alternative reference rates will be executed in alignment with market and industry decisions. The Corporation continues to monitor market developments and regulatory updates, as well as collaborate with regulators and industry groups on the transition. For a discussion of the various risks facing the Corporation in relation to the transition away from LIBOR, refer to "Item 1A. Risk Factors" beginning on page 12 of the Corporation's 2019 Annual Report.
Wholesale Funding
The Corporation may access the purchased funds market when necessary, which includes a variety of funding sources. Capacity for incremental purchased funds at September 30, 2020 included short-term Federal Home Loan Bank (FHLB) advances, the ability to purchase federal funds, sell securities under agreements to repurchase as well as issue deposits through brokers. Purchased funds decreased to $100 million at September 30, 2020 compared to $295 million at December 31, 2019, driven by decreases in short-term FHLB advances. At September 30, 2020, the Bank had pledged loans totaling $19.1 billion which provided for up to $14.9 billion of available collateralized borrowing with the Federal Reserve Bank (FRB).
The Bank is a member of the FHLB of Dallas, Texas, which provides short- and long-term funding to its members through advances collateralized by real estate-related assets. Actual borrowing capacity is contingent on the amount of collateral available to be pledged to the FHLB. At September 30, 2020, $19.0 billion of real estate-related loans and $4.8 billion of investment securities were pledged to the FHLB as collateral for current and potential future borrowings. The Corporation had $2.8 billion of FHLB long-term advances, maturing in 2026, and capacity for potential future borrowings of approximately $11.7 billion.
Additionally, the Bank had the ability to issue up to $13.5 billion of debt at September 30, 2020 under an existing $15.0 billion note program which allows the issuance of debt with maturities between three months and 30 years. The Corporation also maintains a shelf registration statement with the Securities and Exchange Commission from which it may issue debt and/or equity securities.
The ability of the Corporation and the Bank to raise funds at competitive rates may be impacted by rating agencies' views of the credit quality, liquidity, capital and earnings of the Corporation and the Bank. As of September 30, 2020, the three major rating agencies had assigned the ratings below to long-term senior unsecured obligations of the Corporation and the Bank. A security rating is not a recommendation to buy, sell, or hold securities and may be subject to revision or withdrawal at any time by the assigning rating agency. Each rating should be evaluated independently of any other rating.

	Comerica Incorporated		Comerica Bank
September 30, 2020	Rating	Outlook	Rating	Outlook
Standard and Poor’s	BBB+	Negative	A-	Negative
Moody’s Investors Service	A3	Stable	A3	Stable
Fitch Ratings	A-	Stable	A-	Stable

The Corporation satisfies liquidity needs with either liquid assets or various funding sources. Liquid assets totaled $21.0 billion and $17.9 billion at September 30, 2020 and December 31, 2019, respectively. Liquid assets include cash and due from banks, federal funds sold, interest-bearing deposits with banks, other short-term investments and unencumbered investment securities.
The Corporation performs monthly liquidity stress testing to evaluate its ability to meet funding needs in hypothetical stressed environments. Such environments cover a series of broad events, distinguished in terms of duration and severity. The evaluation as of September 30, 2020 projected sufficient sources of liquidity were available under each series of events.
Total liquidity sources, comprised of liquid assets and remaining borrowing capacity with the FRB and the FHLB, totaled $47.6 billion at September 30, 2020. On a stand-alone basis, the Corporation had liquid assets of $1.5 billion on an unconsolidated basis at September 30, 2020.

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
In determining the allowance for credit losses for the majority of its lending portfolio, the Corporation uses reserve factors, based on estimated probability of default for internal risk ratings and loss given default. Management applies reserve factors to pools of loans and lending-related commitments with similar risk characteristics, calibrates these factors using economic forecasts and incorporates qualitative adjustments. For further discussion of the methodology used in the determination of the allowance for credit losses, refer to Note 1 to the consolidated financial statements. For further discussion on the economic forecast incorporated into the third quarter 2020 model, refer to the “Risk Management” section of this financial review.
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
Loan Risk Rating Process
Loss factors are applied to pools of loans based on the Corporation's internal risk rating system; therefore, loss estimates are highly dependent on the accuracy of the risk rating assigned to each loan. The inherent imprecision in the risk rating system resulting from inaccuracy in assigning and/or entering risk ratings in the loan accounting system is monitored by the Corporation's asset quality review function. Changes to internal risk ratings, beyond the forecasted migration inherent in the credit models, would result in a different estimated allowance for credit losses. To illustrate, if 5 percent of the individual risk ratings were adjusted down by one rating across all pools, the allowance for loan losses as of September 30, 2020 would change by approximately $15 million.
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
The allowance for credit losses is highly sensitive to the economic forecasts used to develop the estimate. Due to the high level of uncertainty regarding significant assumptions, such as the ultimate impact of the global pandemic and effectiveness of government stimulus programs, the Corporation evaluated a range of economic scenarios, including a more severe economic forecast scenario, with varying speeds of recovery. The following table summarizes the more severe forecast scenario for the economic variables that are most impactful.

Economic Variable	More Severe Forecast
Real GDP growth	Contracts by 4 percent in fourth quarter 2020, gradually improving to 5 percent growth in 2022 as the forecast period ends part-way through an economic recovery.
Unemployment rate	Current levels below 10 percent increase to 11 percent in early 2021, maintaining such levels for several quarters before decreasing below 10 percent near the end of the forecast period.
Corporate BBB bond to 10-year Treasury bond spreads	Spreads widen to 4 percent in the near term, gradually normalizing to below 2 percent by 2022.
Oil Prices	Continue to decline to below $25 per barrel part-way through the forecast period, improving to nearly $30 per barrel by third quarter 2022.
Selecting a different forecast in the current environment could result in a significantly different estimated allowance for credit losses. To illustrate, absent model overlays and other qualitative adjustments that are part of the quarterly reserving process, if the Corporation selected the more severe scenario to inform its models, the allowance for credit losses as of September 30, 2020 would increase by approximately $1 billion. However, factoring in model overlays and qualitative adjustments could result in a materially different estimate under a more severe scenario.
Qualitative Adjustments
The Corporation includes qualitative adjustments, as appropriate, intended to capture the impact of uncertainties not reflected in the quantitative estimate, including foresight risk, model imprecisions and input imprecisions. Qualitative adjustments for foresight risk, reflect the inherent imprecision in economic forecasts and may be included based on management’s evaluation of different forecast scenarios, ranging from more benign to more severe, and known recent events impacting the Corporation’s portfolio. Model imprecision adjustments and model overlays may be included to mitigate known limitations in the quantitative models. Input imprecision includes adjustments for portfolios where recent historical losses exceed expected losses or known recent events are expected to alter risk ratings once evidence is acquired, as well as a qualitative assessment of the lending environment, including underwriting standards, current economic and political conditions, and other factors affecting credit quality. Qualitative reserves at September 30, 2020 primarily included adjustments for uncertainties related to forecasted economic variables and model imprecision.
Other Considerations
To the extent actual outcomes differ from management estimates, additional provision for credit losses may be required that would adversely impact earnings in future periods. The allowance is assigned to business segments and any earnings impact resulting from actual outcomes differing from management estimates would primarily affect the Commercial Bank segment.
GOODWILL
Goodwill is initially recorded as the excess of the purchase price over the fair value of net assets acquired in a business combination and is subsequently evaluated at least annually for impairment. Goodwill impairment testing is performed at the reporting unit level, equivalent to a business segment or one level below. The Corporation has three reporting units: the Commercial Bank, the Retail Bank and Wealth Management. At September 30, 2020, goodwill totaled $635 million, including $473 million allocated to the Commercial Bank, $101 million allocated to the Retail Bank and $61 million allocated to Wealth Management.
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
In second quarter 2020, the Corporation performed a quantitative goodwill impairment test in response to continued macroeconomic deterioration and the ongoing impacts to the banking industry and markets in which the Corporation operates. The estimated fair values of the reporting units were determined using a blend of two commonly used valuation techniques: the market approach and the income approach. For the market approach, valuations of reporting units considered a combination of earnings and equity multiples from companies with characteristics similar to each reporting unit. Since the fair values determined under the market approach are representative of noncontrolling interests, the valuations incorporated a control premium. For the income approach, estimated future cash flows were derived from internal forecasts and economic expectations for each reporting unit. In the short- and mid-term, forecasts incorporated current economic conditions and ongoing impacts of the global pandemic, including a federal funds target near zero and an elevated allowance for credit losses. Long-term projections reflected normalized rate and credit environments, as well as a long-term rate of return for each reporting unit. Projections were discounted using an applicable discount rate to calculate fair value. The discount rate was based on the imputed cost of equity capital appropriate for each reporting unit, which incorporated the risk-free rate of return, the level of non-diversified risk associated with companies with characteristics similar to the reporting unit, a size risk premium and a market equity risk premium. The discount rate further reflected the uncertainty of current economic conditions and potential impacts to the forecasted financial information. The combined fair value of all units was compared to the Corporation’s market capitalization for reasonableness. At the conclusion of the quantitative impairment test in second quarter 2020, the estimated fair values of all reporting units substantially exceeded their carrying amounts, including goodwill.
The annual goodwill impairment test was performed as of the beginning of third quarter 2020. The Corporation assessed qualitative factors to determine whether it was more likely than not that the fair value of any reporting unit was less than its carrying amount, including goodwill. Qualitative factors included economic conditions, industry and market considerations, cost factors, overall financial performance, regulatory developments and performance of the Corporation’s stock, among other events and circumstances. At the conclusion of the qualitative assessment in third quarter 2020, the Corporation determined that it was more likely than not that the fair value of each reporting unit exceeded its carrying value.
Analyzing goodwill includes consideration of various factors that continue to rapidly evolve and for which significant uncertainty remains, including the impact of the coronavirus global pandemic to the economy and ongoing government intervention to mitigate that impact. Further weakening in the economic environment, such as continued decline in the performance of the reporting units or other factors, could cause the fair value of one or more of the reporting units to fall below their carrying value, resulting in a goodwill impairment charge. Additionally, new legislative or regulatory changes not anticipated in management's expectations may cause the fair value of one or more of the reporting units to fall below the carrying value, resulting in a goodwill impairment charge. Any impairment charge would not affect the Corporation's regulatory capital ratios, tangible common equity ratio or liquidity position.

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

(dollar amounts in millions)	September 30, 2020	December 31, 2019
Common Equity Tier 1 Capital (a):
Tier 1 capital	$7,199	$6,919
Less:
Fixed-rate reset non-cumulative perpetual preferred stock	394	—
Common equity tier 1 capital	$6,805	$6,919
Risk-weighted assets	$66,299	$68,273
Tier 1 capital ratio	10.86%	10.13%
Common equity tier 1 capital ratio	10.26	10.13
Tangible Common Equity Ratio:
Total shareholders' equity	$7,874	$7,327
Less:
Fixed-rate non-cumulative perpetual preferred stock	394	—
Common shareholders' equity	$7,480	$7,327
Less:
Goodwill	635	635
Other intangible assets	2	4
Tangible common equity	$6,843	$6,688
Total assets	$83,631	$73,402
Less:
Goodwill	635	635
Other intangible assets	2	4
Tangible assets	$82,994	$72,763
Common equity ratio	8.94%	9.98%
Tangible common equity ratio	8.24	9.19
Tangible Common Equity per Share of Common Stock:
Common shareholders' equity	$7,480	$7,327
Tangible common equity	6,843	6,688
Shares of common stock outstanding (in millions)	139	142
Common shareholders' equity per share of common stock	$53.78	$51.57
Tangible common equity per share of common stock	49.20	47.07
(a)Tier 1 capital as defined by regulation; estimated for September 30, 2020, reflects deferral of CECL model impact.

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
    The following risk factor is added under "General Risk":

•The COVID-19 pandemic has and will likely continue to adversely impact our business, and the ultimate impact on our business and financial results will depend on future developments, which are highly uncertain and cannot be predicted, including the scope and duration of the pandemic and actions taken by governmental authorities in response to the pandemic.

The COVID-19 pandemic has negatively impacted the global economy, disrupted global supply chains, lowered equity market valuations, created significant volatility and disruption in financial markets, and increased unemployment levels. In addition, the pandemic has resulted in temporary closures of many businesses and the institution of social distancing and sheltering in place requirements in many states and communities. As a result, the demand for our products and services has been, and is expected to continue to be, significantly impacted. Furthermore, the pandemic has influenced and could further influence the recognition of credit losses in our loan portfolios and has increased and could further increase our allowance for credit losses, particularly as some businesses remain closed or are forced to close again and as more customers may draw on their lines of credit or seek additional loans to help finance their businesses. Certain industries have been particularly susceptible to the effects of the pandemic, such as retail commercial real estate, retail goods and services, hotels, arts/recreation, airlines, restaurants and bars, childcare, coffee shops, cruise lines, education, gasoline and convenience stores, religious organizations, senior living, freight and travel arrangements, and Comerica has outstanding loans to clients in these industries, as described above under "Other Sectors Most at Risk due to Economic Stress Resulting from COVID-19 Impacts." Similarly, because of changing economic and market conditions affecting issuers, the securities we hold may lose value. We have temporarily closed certain of our branches and offices and our business operations may also be disrupted if significant portions of our workforce are unable to work effectively long-term, including because of illness, quarantines, government actions, or other restrictions in connection with the pandemic. In response to the pandemic, we have also enacted hardship relief assistance for customers experiencing financial difficulty as a result of COVID-19, including fee and penalty waivers, loan deferrals or other scenarios that may help our customers. As of September 30, 2020, pandemic-related payment deferrals totaled $385 million, representing approximately 300 obligors and consisting of 60 percent commercial loans and 40 percent retail loans, primarily residential mortgages.

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

In particular, energy markets have shown continued stress for most of 2020 and remain uncertain. Loans in the Energy business line were $1.8 billion, or approximately 4 percent of total loans, at September 30, 2020. At September 30, 2020, the reserve allocation for Energy loans was over 10 percent of total Energy loans. If oil and gas prices continue to remain depressed for a prolonged period of time, Comerica's energy portfolio could experience increased credit losses, which could adversely affect Comerica's financial results. Furthermore, a prolonged period of low oil prices could also have a negative impact on the Texas economy, which could have a material adverse effect on Comerica’s business, financial condition and results of operations. For more information regarding Comerica's energy portfolio, please see “Energy Lending” beginning on page 57 of this report.

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

10.11†
Amended and Restated Comerica Incorporated Non-Employee Director Fee Deferral Plan (amended and restated effective July 1, 2020) (filed as Exhibit 10.11 to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, and incorporated herein by reference).

10.12†
Amended and Restated Comerica Incorporated Common Stock Non-Employee Director Fee Deferral Plan (amended and restated effective July 1, 2020)(filed as Exhibit 10.12 to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, and incorporated herein by reference).

31.1	Chairman, President and CEO Rule 13a-14(a)/15d-14(a) Certification of Periodic Report (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002).

31.2	Executive Vice President and CFO Rule 13a-14(a)/15d-14(a) Certification of Periodic Report (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002).

32	Section 1350 Certification of Periodic Report (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002).

101	Financial statements from Quarterly Report on Form 10-Q of the Registrant for the quarter ended September 30, 2020, formatted in Inline XBRL: (i) the Consolidated Balance Sheets (unaudited), (ii) the Consolidated Statements of Comprehensive Income (unaudited), (iii) the Consolidated Statements of Changes in Shareholders' Equity (unaudited), (iv) the Consolidated Statements of Cash Flows (unaudited) and (v) the Notes to Consolidated Financial Statements (unaudited).

104	The cover page from the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, formatted in Inline XBRL (included in Exhibit 101).

†	Management contract or compensatory plan or arrangement.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMERICA INCORPORATED
(Registrant)

/s/ Mauricio A. Ortiz
Mauricio A. Ortiz
Senior Vice President and
Chief Accounting Officer and
Duly Authorized Officer
Date: October 30, 2020