Form 10-K
period 2020-12-31
COMERICA INC /NEW/
filed 2021-02-09
CIK 28412

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2020
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
    If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.     ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
At June 30, 2020 (the last business day of the registrant’s most recently completed second fiscal quarter), the registrant’s common stock, $5 par value, held by non-affiliates had an aggregate market value of approximately $5.3 billion based on the closing price on the New York Stock Exchange on that date of $38.10 per share. For purposes of this Form 10-K only, it has been assumed that all common shares Comerica’s Trust Department holds for Comerica’s employee plans, and all common shares the registrant’s directors and executive officers hold, are shares held by affiliates.
At February 5, 2021, the registrant had outstanding 139,286,040 shares of its common stock, $5 par value.
Documents Incorporated by Reference:
Part III: Items 10-14—Proxy Statement for the Annual Meeting of Shareholders to be held April 27, 2021.

PART I
Item 1. Business.
GENERAL
Comerica Incorporated (“Comerica”) is a financial services company, incorporated under the laws of the State of Delaware in 1973, and headquartered in Dallas, Texas. Based on total assets as reported in the most recently filed Consolidated Financial Statements for Bank Holding Companies (FR Y-9C), it was among the 25 largest commercial United States (“U.S.”) financial holding companies. As of December 31, 2020, Comerica owned directly or indirectly all the outstanding common stock of 2 active banking subsidiaries (Comerica Bank, a Texas banking association, and Comerica Bank & Trust, National Association) and 31 non-banking subsidiaries. At December 31, 2020, Comerica had total assets of approximately $88.1 billion, total deposits of approximately $72.9 billion, total loans of approximately $52.3 billion and shareholders’ equity of approximately $8.1 billion.
Comerica has strategically aligned its operations into three major business segments: the Commercial Bank, the Retail Bank, and Wealth Management. In addition to the three major business segments, Finance is also reported as a segment.
Comerica operates in three primary geographic markets - Texas, California, and Michigan, as well as in Arizona and Florida, with select businesses operating in several other states, and in Canada and Mexico.
We provide information about the net interest income and noninterest income we received from our various classes of products and services: (1) under the caption, “Analysis of Net Interest Income” on page F-5 of the Financial Section of this report; (2) under the caption “Rate/Volume Analysis” on page F-6 of the Financial Section of this report; and (3) under the caption “Noninterest Income” on pages F-7 through F-8 of the Financial Section of this report.
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
Comerica competes largely on the basis of industry expertise, the range of products and services offered, pricing and reputation, customer convenience, quality customer service and responsiveness to customer needs and the overall relationship with our clients. Our competitors are large national and regional financial institutions as well as smaller financial institutions. Some of Comerica's larger competitors, including certain nationwide banks that have a significant presence in Comerica's market area, may make available to their customers a broader array of product, pricing and structure alternatives and, due to their asset size, may more easily absorb credit losses in a larger overall portfolio. Some of Comerica's competitors (larger or smaller) may have more liberal lending policies and processes. Increasingly, Comerica competes with other companies based on financial technology and capabilities, such as mobile banking applications and funds transfer. Further, Comerica's banking competitors may be subject to a significantly different or reduced degree of regulation due to their asset size or types of products offered. They may also have the ability to more efficiently utilize resources to comply with regulations or may be able to more effectively absorb the costs of regulations into their existing cost structure. Comerica believes that the level of competition in all geographic markets will continue to increase in the future.

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
Both the scope of the laws and regulations and intensity of supervision to which Comerica’s business is subject have increased over the past decade in response to the financial crisis as well as other factors such as technological and market changes. Many of these changes have occurred as a result of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) and its implementing regulations, most of which are now in place. In 2018, with the passage of the Economic Growth, Regulatory Relief and Consumer Protection Act (“EGRRCPA”), as described below, there has been some recalibration of the post-financial crisis framework; however, Comerica’s business remains subject to extensive regulation and supervision. Further, it is too soon for Comerica to predict what legislative or regulatory changes may occur as a result of the recent change in leadership resulting from the recent elections, or, if changes occur, the ultimate effect they would have upon the financial condition or results of operations of Comerica.
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
Economic Growth, Regulatory Relief and Consumer Protection Act
On May 24, 2018, EGRRCPA was signed into law. Among other regulatory changes, EGRRCPA amended various sections of the Dodd-Frank Act, including section 165 of Dodd-Frank Act, which was revised to raise the asset thresholds for determining the application of enhanced prudential standards for bank holding companies. Under EGRRCPA bank holding companies with less than $100 billion of consolidated assets, including Comerica, are exempt from all of the Dodd-Frank enhanced prudential standards, except risk committee requirements. As a result, Comerica is no longer subject to Dodd-Frank Act supervisory and company-run stress testing or required to file a resolution plan under Section 165(d) of the Dodd-Frank Act. Comerica is not subject to internal liquidity stress testing and buffer requirements, the Comprehensive Capital Analysis and Review (“CCAR”) process or the Liquidity Coverage Ratio. In addition, Comerica is no longer required to pay the supervision and regulation fee assessment under the Dodd-Frank Act.

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
Acquisitions of Ownership of Comerica
Acquisitions of Comerica’s voting stock above certain thresholds are subject to prior regulatory notice or approval under federal banking laws, including the Bank Holding Company Act of 1956 and the Change in Bank Control Act of 1978. Under the Change in Bank Control Act, a person or entity generally must provide prior notice to the FRB before acquiring the power to vote 10% or more of Comerica’s outstanding common stock. On March 2, 2020, the FRB issued a final rule revising regulations related to control determinations under the Bank Holding Company Act. The final rule expands the number of presumptions for use in such determinations. Investors should be aware of these requirements when acquiring shares of Comerica’s stock.
Capital and Liquidity
Comerica and its bank subsidiaries are subject to risk-based capital requirements and guidelines imposed by the FRB and/or the OCC. In calculating risk-based capital requirements, a depository institution’s or holding company’s assets and certain specified off-balance sheet commitments are assigned to various risk categories defined by the FRB, each weighted differently based on the level of credit risk that is ascribed to such assets or commitments, based on counterparty type and asset class. A depository institution’s or holding company’s capital is divided into three tiers: Common Equity Tier 1 (“CET1”), additional Tier 1, and Tier 2. CET1 capital predominantly includes common shareholders’ equity, less certain deductions for goodwill, intangible assets and deferred tax assets that arise from net operating losses and tax credit carry-forwards, if any. Additional Tier 1 capital primarily includes any outstanding noncumulative perpetual preferred stock and related surplus. Comerica has also made the election to permanently exclude accumulated other comprehensive income related to debt and equity securities classified as available-for-sale, cash flow hedges, and defined benefit postretirement plans from CET1 capital. Tier 2 capital primarily includes qualifying subordinated debt and qualifying allowance for credit losses. On September 30, 2020, the federal banking agencies issued a final rule that provides banking organizations that implement the current expected credit loss (“CECL”) standard during the 2020 calendar year the option to delay for two years an estimate of CECL’s effect on regulatory capital, relative to the incurred loss methodology’s effect on regulatory capital, followed by a three-year transition period. Comerica elected this deferral and at December 31, 2020, $72 million, or a cumulative 11-basis-point benefit to the capital ratios, was deferred. More information is set forth in the “Capital” section located on pages F-19 through F-21.
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
At December 31, 2020, Comerica met all of its minimum risk-based capital ratio and leverage ratio requirements plus the applicable capital conservation buffer and the applicable well capitalized requirements, as shown in the table below:

(dollar amounts in millions)	Comerica Incorporated (Consolidated)	Comerica Bank
December 31, 2020
CET1 capital (minimum $3.0 billion (Consolidated))	$6,919	$7,278
Tier 1 capital (minimum $4.0 billion (Consolidated))	7,313	7,278
Total capital (minimum $5.4 billion (Consolidated))	8,833	8,547
Risk-weighted assets	66,931	66,759
Adjusted average assets (fourth quarter)	84,705	84,536
CET1 capital to risk-weighted assets (minimum 4.5%)	10.34%	10.90%
Tier 1 capital to risk-weighted assets (minimum 6.0%)	10.93	10.90
Total capital to risk-weighted assets (minimum 8.0%)	13.20	12.80
Tier 1 capital to average assets (minimum 4.0%)	8.63	8.61
Capital conservation buffer (minimum 2.5%)	4.93	4.80
December 31, 2019
CET1 capital (minimum $3.1 billion (Consolidated))	$6,919	$7,199
Tier 1 capital (minimum $4.1 billion (Consolidated))	6,919	7,199
Total capital (minimum $5.5 billion (Consolidated))	8,282	8,371
Risk-weighted assets	68,273	68,071
Adjusted average assets (fourth quarter)	72,773	72,564
CET1 capital to risk-weighted assets (minimum 4.5%)	10.13%	10.58%
Tier 1 capital to risk-weighted assets (minimum 6.0%)	10.13	10.58
Total capital to risk-weighted assets (minimum 8.0%)	12.13	12.30
Tier 1 capital to average assets (minimum 4.0%)	9.51	9.92
Capital conservation buffer (minimum 2.5%)	4.13	4.30
Additional information on the calculation of Comerica’s and its bank subsidiaries’ CET1 capital, Tier 1 capital, total capital and risk-weighted assets is set forth in the “Capital” section located on pages F-19 through F-21 of the Financial Section of this report and Note 20 of the Notes to Consolidated Financial Statements located on pages F-96 through F-98 of the Financial Section of this report.
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
As of December 31, 2020, each of Comerica’s bank subsidiaries’ capital ratios exceeded those required for an institution to be considered “well capitalized” under these regulations.
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
Dividends
    Comerica Incorporated is a legal entity separate and distinct from its banking and other subsidiaries. Since Comerica’s consolidated net income and liquidity consists largely of net income of and dividends received from Comerica’s bank subsidiaries, Comerica’s ability to pay dividends and repurchase shares depends upon its receipt of dividends from these subsidiaries. There are statutory and regulatory requirements applicable to the payment of dividends by subsidiary banks to Comerica, as well as by Comerica to its shareholders. Certain, but not all, of these requirements are discussed below. No assurances can be given that Comerica’s bank subsidiaries will, in any circumstances, pay dividends to Comerica.
Comerica Bank and Comerica Bank & Trust, National Association are required by federal law to obtain the prior approval of the FRB and/or the OCC, as the case may be, for the declaration and payment of dividends, if the total of all dividends declared by the board of directors of such bank in any calendar year will exceed the total of (i) such bank's net income (as defined and interpreted by regulation) for that year plus (ii) the retained net income (as defined and interpreted by regulation) for the preceding two years, less any required transfers to surplus or to fund the retirement of preferred stock. At January 1, 2021, Comerica's subsidiary banks could declare aggregate dividends of approximately $12 million from retained net profits of the preceding two years. Comerica's subsidiary banks declared dividends of $498 million in 2020, $1.2 billion in 2019 and $1.1 billion in 2018.
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
FRB supervisory guidance generally provides that a bank holding company should not pay dividends unless (1) the bank holding company’s net income over the last four quarters (net of dividends paid) is sufficient to fully fund the dividends, (2) the prospective rate of earnings retention appears consistent with the capital needs, asset quality and overall financial condition of the bank holding company and its subsidiaries and (3) the bank holding company will continue to meet minimum required capital adequacy ratios. The supervisory guidance also provides that a bank holding company should inform the FRB reasonably in advance of declaring or paying a dividend that exceeds earnings for the period for which the dividend is being paid or that could result in a material adverse change to the bank holding company’s capital structure. Bank holding companies also are required to consult with the FRB before redeeming or repurchasing capital instruments (including common stock), or materially increasing dividends.
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
Data privacy and data protection are areas of increasing state legislative focus. For example, in June of 2018, the Governor of California signed into law the California Consumer Privacy Act of 2018 (the “CCPA”). The CCPA, which became effective on January 1, 2020, applies to for-profit businesses that conduct business in California and meet certain revenue or data collection thresholds. The CCPA will give consumers the right to request disclosure of information collected about them, and whether that information has been sold or shared with others, the right to request deletion of personal information (subject to certain exceptions), the right to opt out of the sale of the consumer’s personal information, and the right not to be discriminated against for exercising these rights. The CCPA contains several exemptions, including an exemption applicable to information that is collected, processed, sold or disclosed pursuant to the Gramm-Leach-Bliley Act. The California Attorney General adopted regulations implementing the CCPA on August 14, 2020. Comerica has a physical footprint in California and is required to comply with the CCPA. In addition, similar laws may be adopted by other states where Comerica does business. The federal government may also pass data privacy or data protection legislation.
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
FDIC Insurance Assessments
    The DIF provides deposit insurance coverage for certain deposits up to $250,000 per depositor in each deposit account category. Comerica's subsidiary banks are subject to FDIC deposit insurance assessments to maintain the DIF. The FDIC imposes a risk-based deposit premium assessment system, where the assessment rates for an insured depository institution are determined by an assessment rate calculator, which is based on a number of elements to measure the risk each institution poses to the DIF. The assessment rate is applied to total average assets less tangible equity. Under the current system, premiums are assessed quarterly and could increase if, for example, criticized loans and/or other higher risk assets increase or balance sheet liquidity decreases. For 2020, Comerica’s FDIC insurance expense totaled $33 million.
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
Resolution Plans
As a depository institution with $50 billion or more of total consolidated assets, Comerica Bank is required to periodically file a resolution plan with the FDIC. On April 16, 2019, the FDIC released an advanced notice of proposed rulemaking (“ANPR”) with respect to the FDIC’s bank resolution plan requirements meant to better tailor bank resolution plans to a firm’s size, complexity and risk profile. The ANPR offers two alternative approaches to resolution planning for commenters to consider and solicits comment on how to tailor the requirements of the rule to reflect differences in size, complexity and other factors among the population of large insured depository institutions, and on whether to increase the current threshold of $50 billion in assets that triggers application of the rule.
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
Comerica has compliance programs required by the Volcker Rule and has either divested or received extensions for any holdings in Covered Funds. Additional information on Comerica's portfolio of indirect (through funds) private equity and venture capital investments, which includes the Covered Funds, is set forth in Note 1 of the Notes to Consolidated Financial Statements located on page F-55 of the Financial Section of this report.
In October 2019, the five federal agencies with rulemaking authority with respect to the Volcker Rule finalized changes designed to simplify compliance with the Volcker Rule. The final rule formalized a three-tiered approach to compliance program requirements for banking entities based on their level of trading activity. As a banking entity with “moderate” trading assets and liabilities (less than $20 billion), Comerica is subject to simplified compliance requirements. In June 2020, regulators finalized a rule further modifying the Volcker Rule’s prohibition on banking entities investing in or sponsoring Covered Funds. The final rule modifies three areas of the rule by: streamlining the covered funds portion of the rule; addressing the extraterritorial treatment of certain foreign funds; and permitting banking entities to offer financial services and engage in other activities that do not raise concerns that the Volcker Rule was intended to address. Comerica continues to follow Volcker Rule developments.
Derivative Transactions
As a state member bank, Comerica Bank may engage in derivative transactions, as permitted by applicable Texas and federal law. Title VII of the Dodd-Frank Act contains a comprehensive framework for over-the-counter (“OTC”) derivatives transactions. Even though many of the requirements do not impact Comerica directly, since Comerica Bank does not meet the definition of swap dealer or major swap participant, Comerica continues to review and evaluate the extent to which such requirements impact its business indirectly. On November 5, 2018, the CFTC issued a final rule that sets the permanent aggregate gross notional amount threshold for the de minimis exception from the definition of swap dealer at $8 billion in swap dealing activity entered into by a person over the preceding 12 months. Comerica's swap dealing activities are currently below this threshold.
The initial margin requirements for non-centrally cleared swaps and security-based swaps will be effective for Comerica’s swap and security-based swap counterparties that are swap dealers or major swap participants on September 1, 2022, at which time such counterparties will be required to collect initial margin from Comerica.  The initial margin requirements were issued for the purpose of ensuring safety and soundness of swap trading in light of the risk to the financial system associated with non-cleared swaps activity.  Comerica is currently working toward meeting compliance with the initial margin requirements.
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
UNDERWRITING APPROACH
The loan portfolio is a primary source of profitability and risk, so proper loan underwriting is critical to Comerica's long-term financial success. Comerica extends credit to businesses, individuals and public entities based on sound lending principles and consistent with prudent banking practice. During the loan underwriting process, a qualitative and quantitative analysis of potential credit facilities is performed, and the credit risks associated with each relationship are evaluated. Important factors considered as part of the underwriting process for new loans and loan renewals include:
•People: Including the competence, integrity and succession planning of customers.
•Purpose: The legal, logical and productive purposes of the credit facility.
•Payment: Including the source, timing and probability of payment.
•Protection: Including obtaining alternative sources of repayment, securing the loan, as appropriate, with collateral and/or third-party guarantees and ensuring appropriate legal documentation is obtained.
•Perspective: The risk/reward relationship and pricing elements (cost of funds; servicing costs; time value of money; credit risk).
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
Commercial Loan Portfolio
    Commercial loans are underwritten using a comprehensive analysis of the borrower's operations. The underwriting process includes an analysis of some or all of the factors listed below:
•The borrower's business model and industry characteristics.
•Periodic review of financial statements including financial statements audited by an independent certified public accountant when appropriate.
•The proforma financial condition including financial projections.

•The borrower's sources and uses of funds.
•The borrower's debt service capacity.
•The guarantor's financial strength.
•A comprehensive review of the quality and value of collateral, including independent third-party appraisals of machinery and equipment and commercial real estate, as appropriate, to determine the advance rates.
•Physical inspection of collateral and audits of receivables, as appropriate.
    For additional information specific to our Energy loan portfolio and certain leveraged transactions in our commercial portfolio, please see the captions “Energy Lending” and "Leveraged Loans" on pages F-31 through F-32 of the Financial Section of this report.
Commercial Real Estate (CRE) Loan Portfolio
Comerica's CRE loan portfolio consists of real estate construction and commercial mortgage loans and includes loans to real estate developers and investors and loans secured by owner-occupied real estate. Comerica's CRE loan underwriting policies are consistent with the approach described above and provide maximum loan-to-value ratios that limit the size of a loan to a maximum percentage of the value of the real estate collateral securing the loan. The loan-to-value percentage varies by the type of collateral and is limited by advance rates established by our regulators. Our loan-to-value limitations are, in certain cases, more restrictive than those required by regulators and are influenced by other risk factors such as the financial strength of the borrower or guarantor, the equity provided to the project and the viability of the project itself. CRE loans generally require cash equity. CRE loans are normally originated with full recourse or limited recourse to all principals and owners. There are limitations to the size of a single project loan and to the aggregate dollar exposure to a single guarantor. For additional information specific to our CRE loan portfolio, please see the caption “Commercial Real Estate Lending” on pages F-29 through F-30 of the Financial Section of this report.
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
Comerica does not originate subprime loans. Although a standard industry definition for subprime loans (including subprime mortgage loans) does not exist, Comerica defines subprime loans as specific product offerings for higher risk borrowers, including individuals with one or a combination of high credit risk factors. These credit factors include low FICO scores, poor patterns of payment history, high debt-to-income ratios and elevated loan-to-value. Comerica generally considers subprime FICO scores to be those below 620 on a secured basis (excluding loans with cash or near-cash collateral and adequate income to make payments) and below 660 for unsecured loans. Residential mortgage loans retained in the portfolio are largely relationship based. The remaining loans are typically eligible to be sold on the secondary market. Adjustable-rate loans are limited to standard conventional loan programs. For additional information specific to our residential real estate loan portfolio, please see the caption “Residential Real Estate Lending” on page F-31 of the Financial Section of this report.
HUMAN CAPITAL RESOURCES
Comerica’s relationship banking strategy relies heavily on the personal relationships and the quality of service provided by employees. Accordingly, Comerica aims to attract, develop and retain employees who can drive financial and strategic growth objectives and build long-term shareholder value. Key items related to Comerica’s human capital resources are described below.
Structure. As of December 31, 2020, Comerica and its subsidiaries had 7,429 full-time and 441 part-time employees, primarily located in Comerica’s core markets of Michigan, Texas, California, Arizona and Florida. Comerica’s Chief Human Resources Officer reports directly to the Chairman, President and CEO and manages all aspects of the employee experience, including talent acquisition, diversity and inclusion, learning and development, talent management, compensation and benefits.
The Board of Directors and the Governance, Compensation and Nominating Committee are regularly updated on Comerica’s talent development and human capital management strategies. To enhance the Board’s understanding of Comerica's talent pipeline, the Board routinely meets with high-potential employees in formal and informal settings.
Productivity. Comerica carefully manages the size of its workforce and reallocates resources, as needed. As of December 31, 2020, Comerica’s total employee headcount, on a full-time equivalent basis, was 14 percent lower than as of December 31, 2015. Additionally, for 2020, Comerica managed an average of $15 million of loans and deposits per employee.

Diversity. Comerica has an organization-wide focus to improve recruitment and retention of women and ethnic minorities especially in leadership positions through its diversity outreach, diversity awareness and learning program and leadership development programs. As of December 31, 2020, Comerica’s U.S. colleagues had the following attributes:

	Female (%)	Minority (%)
Employees	65	41
Officials and Managers(1)	52	28
Executive Officers(2)	38	23
(1) Based on EEO-1 job classifications.
(2) Using Securities and Exchange Commission definition.
Comerica was recognized in 2020 as the DiversityInc. No. 3 Top Regional Company for Diversity and LATINA Style's Top 50 Best Company for Latinas to Work in the U.S, as well as receiving a perfect score of 100% on the Human Rights Campaign's Corporate Equality Index (for LGBTQ equality).
Compensation and Benefits. Comerica strives to provide pay, benefits, and services that help meet the varying needs of its employees. Compensation and benefits include market-competitive pay, retirement programs, broad-based bonuses, an employee stock purchase plan, health and welfare benefits, financial counseling, paid time off, family leave and flexible work schedules. Effective January 2018, Comerica increased its minimum wage to $15 per hour, and in 2020, further increased its minimum wage to $16.50 per hour. Comerica periodically reviews compensation and benefits by grade level and position to ensure similar positions are paid comparatively and to ensure that Comerica has a competitive and valuable offering to meet the well-being and needs of its employees.
Attraction, Development and Retention. Comerica measures the success of its talent acquisition strategy on speed and quality of acquisition, diversity of new colleagues, retention, and overall performance metrics. Each of these metrics is tracked for each of the key business lines. Sourcing strategies and support structures are modified to ensure that performance targets are met consistently.
Comerica has also created internal programs to support the development and retention of its colleagues, including internal Leadership Development and Emerging Leaders programs designed to train high potential employees, Com-Tech college courses to help re-skill Technology colleagues, a Managing Essentials Certificate series for managers, and organizational change management learning for all colleagues. In 2020, over 6,900 skills-based courses were offered to Comerica colleagues and an average of 24 hours of training per employee were completed. Comerica also supports its employees’ involvement in external development programs. For example, starting in October 2020, Comerica is a participant in the CEO Action for Race and Equity Fellows Program, where one or more Comerica colleagues will commit one year to the Fellows Program while still being employed by Comerica receiving their full salary and benefits.
Comerica’s investment in its employees has resulted in a long-tenured workforce, with average tenure of 12.5 years of service. Of the approximately 1,485 open employee positions filled in 2020, 58% were filled by external hires and 42% were filled by internal hires. Employee turnover for 2020 was 11.6%. In 2020, Comerica conducted our first enterprise-wide employee engagement survey, and nearly 6,700 colleagues participated.
COVID-19. In 2020, in response to the COVID-19 pandemic, over 65 percent of Comerica’s colleagues were able to work remotely, and colleagues whose functions required them to be physically present were eligible for additional "Promise Pay" of up to $175 per week from late March through early June. Comerica also provided stipends to help cover unexpected dependent- and elder-care costs, no-cost health care benefits pertaining to COVID-19 and free telehealth visits and outplacement assistance for spouses of employees. While not a direct response to COVID-19, Comerica did not reduce salaries or any other benefits during this time to support our colleagues through the pandemic.
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
CREDIT RISK
•Unfavorable developments concerning credit quality could adversely affect Comerica's financial results.
Although Comerica regularly reviews credit exposure related to its customers and various industry sectors in which it has business relationships, default risk may arise from events or circumstances that are difficult to detect or foresee. Under such circumstances, as occurred in 2020 during the COVID-19 pandemic, Comerica could experience an increase in the level of provision for credit losses, nonperforming assets, net charge-offs and reserve for credit losses, which could adversely affect Comerica's financial results.
•Declines in the businesses or industries of Comerica's customers - in particular the energy industry - could cause increased credit losses or decreased loan balances, which could adversely affect Comerica.
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
In particular, in 2020, energy markets, which were already experiencing stress prior to the pandemic, were further impacted by the rapid decline in demand resulting from social distancing policies. Energy prices and demand improved in the latter half of 2020 as the economy began to recover, but energy markets remain uncertain. Loans in the Energy business line were $1.6 billion, or approximately 3 percent of total loans, at December 31, 2020. At December 31, 2020, the reserve allocation for Energy loans was approximately 8 percent of the Energy portfolio. If oil and gas prices continue to remain depressed for a prolonged period of time, Comerica's energy portfolio could experience increased credit losses, which could adversely affect Comerica's financial results. Furthermore, a prolonged period of low oil prices could also have a negative impact on the Texas economy, which could have a material adverse effect on Comerica’s business, financial condition and results of operations. For more information regarding Comerica's energy portfolio, please see “Energy Lending” beginning on pages F-31 through F-32 of this report.
For more information regarding certain of Comerica's other lines of business, please see "Concentrations of Credit Risk," "Commercial Real Estate Lending," "Automotive Lending- Dealer," "Automotive Lending- Production," and "Residential Real Estate Lending" on pages F-29 through F-31 of the Financial Section of this report.
Additionally, certain industries have been particularly susceptible to the effects of the pandemic, such as retail commercial real estate, retail goods and services, hotels, arts/recreation, airlines, restaurants and bars, childcare, coffee shops, cruise lines, education, gasoline and convenience stores, religious organizations, senior living, freight and travel arrangements, and Comerica has outstanding loans to clients in these industries, as described below under "Other Sectors Most at Risk due to Economic Stress Resulting from COVID-19 Impacts" on page F-32 of the Financial Section of this report.
•Changes in customer behavior due to outside factors may adversely impact Comerica's business, financial condition and results of operations.
Individual, economic, political, industry-specific conditions and other factors outside of Comerica's control, such as pandemics, fuel prices, energy costs, tariffs, real estate values or other factors that affect customer income levels, could alter predicted customer borrowing, repayment, investment and deposit practices. Such a change in these practices could materially adversely affect Comerica's ability to anticipate business needs and meet regulatory requirements.
Further, difficult economic conditions may negatively affect consumer confidence levels. A decrease in consumer confidence levels would likely aggravate the adverse effects of these difficult market conditions on Comerica, Comerica's customers and others in the financial institutions industry.
MARKET RISK
•Governmental monetary and fiscal policies may adversely affect the financial services industry, and therefore impact Comerica's financial condition and results of operations.
Monetary and fiscal policies of various governmental and regulatory agencies, in particular the FRB, affect the financial services industry, directly and indirectly. The FRB regulates the supply of money and credit in the U.S., and its monetary policies determine in a large part Comerica's cost of funds for lending and investing and the return that can be earned on such loans and investments. Changes in such policies, including changes in interest rates, such as decreases in the federal funds rate in 2020, or changes in the FRB's balance sheet, influence the origination of loans, the value of investments, the generation of deposits and the rates received on loans and investment securities and paid on deposits. Changes in monetary and fiscal policies are beyond Comerica's control and difficult to predict. Comerica's financial condition and results of operations could be materially adversely impacted by changes in governmental monetary and fiscal policies.
•Fluctuations in interest rates and their impact on deposit pricing could adversely affect Comerica's net interest income and balance sheet.
The operations of financial institutions such as Comerica are dependent to a large degree on net interest income, which is the difference between interest income from loans and investments and interest expense on deposits and borrowings. Prevailing economic conditions and the trade, fiscal and monetary policies of the federal government and various regulatory agencies all affect market rates of interest and the availability and cost of credit, which in turn significantly affect financial institutions' net interest income and the market value of its investment securities. The Federal Reserve lowered interest rates significantly in 2020. A continued low interest rate environment will adversely affect the interest income Comerica earns on loans and investments. For a discussion of Comerica's interest rate sensitivity, please see, “Market and Liquidity Risk” beginning on page F-33 of the Financial Section of this report.
Deposits make up a large portion of Comerica’s funding portfolio. Comerica's funding costs may increase if it raises deposit rates to avoid losing customer deposits, or if it loses customer deposits and must rely on more expensive sources of funding. Higher funding costs will reduce Comerica's net interest margin and net interest income.
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
•Interest rates on Comerica's outstanding financial instruments might be subject to change based on developments related to LIBOR, which could adversely affect its revenue, expenses, and the value of those financial instruments.
On July 27, 2017, the United Kingdom’s Financial Conduct Authority, which regulates LIBOR, publicly announced that it intends to stop persuading or compelling banks to submit LIBOR rates after 2021. Comerica has substantial exposure to LIBOR-based products, including loans, securities, derivatives and hedges, and Comerica and the banking industry are preparing to transition away from the widespread use of LIBOR to alternative rates. Comerica began indexing new retail adjustable rate mortgages to SOFR (Secured Overnight Financing Rate) in third quarter 2020. During fourth quarter 2020, Comerica began the process of incorporating fallback language in legacy LIBOR-based commercial loans and updated International Swaps and Derivative Association (ISDA) protocols in interest rate derivatives. Comerica continues to monitor market developments and regulatory updates, including recent announcements from the ICE Benchmark Administrator to extend the cessation date for several USD LIBOR tenors to June 30, 2023, as well as collaborate with regulators and industry groups on the transition.
The market transition away from LIBOR to an alternative reference rate is complex and could have a range of adverse effects on our business, financial condition and results of operations. In particular, any such transition could:
•adversely affect the interest rates paid or received on, and the revenues and expenses associated with, Comerica’s floating rate obligations, loans, deposits, derivatives, and other financial instruments tied to LIBOR rates, or other securities or financial arrangements given LIBOR’s historical role in determining market interest rates globally;
•adversely affect the value of Comerica’s floating rate obligations, loans, deposits, derivatives, and other financial instruments tied to LIBOR rates, or other securities or financial arrangements given LIBOR’s historical role in determining market interest rates globally;
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
Approximately 73 percent of Comerica's loans at December 31, 2020 were tied to LIBOR, which excludes the impact of interest rate swaps converting floating-rate loans to fixed. More information regarding the LIBOR transition is available on pages F-34 through F-35 under "LIBOR Transition."
The manner and impact of this transition, as well as the effect of these developments on Comerica’s funding costs, loan and investment and trading securities portfolios, asset-liability management, and business, is uncertain.
LIQUIDITY RISK
•Comerica must maintain adequate sources of funding and liquidity to meet regulatory expectations, support its operations and fund outstanding liabilities.
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
•Reduction in our credit ratings could adversely affect Comerica and/or the holders of its securities.
Rating agencies regularly evaluate Comerica, and their ratings are based on a number of factors, including Comerica's financial strength as well as factors not entirely within its control, such as conditions affecting the financial services industry generally. There can be no assurance that Comerica will maintain its current ratings. In March 2020, S&P Global Ratings revised each of Comerica Incorporated and Comerica Bank's outlook from "Stable" to “Negative,” and in April 2020, Fitch Ratings downgraded Comerica Incorporated and Comerica Bank's long-term issuer default ratings by one notch from "A" to "A-." While recent credit rating actions have had little to no detrimental impact on

Comerica's profitability, borrowing costs, or ability to access the capital markets, future downgrades to Comerica's or its subsidiaries' credit ratings could adversely affect Comerica's profitability, borrowing costs, or ability to access the capital markets or otherwise have a negative effect on Comerica's results of operations or financial condition. If such a reduction placed Comerica's or its subsidiaries' credit ratings below investment grade, it could also create obligations or liabilities under the terms of existing arrangements that could increase Comerica's costs under such arrangements. Additionally, a downgrade of the credit rating of any particular security issued by Comerica or its subsidiaries could negatively affect the ability of the holders of that security to sell the securities and the prices at which any such securities may be sold.
•The soundness of other financial institutions could adversely affect Comerica.
Comerica's ability to engage in routine funding transactions could be adversely affected by the actions and commercial soundness of other financial institutions. Financial services institutions are interrelated as a result of trading, clearing, counterparty or other relationships. Comerica has exposure to many different industries and counterparties, and it routinely executes transactions with counterparties in the financial industry, including brokers and dealers, commercial banks, investment banks, mutual and hedge funds, and other institutional clients. As a result, defaults by, or even rumors or questions about, one or more financial services institutions, or the financial services industry generally, have led, and may further lead, to market-wide liquidity problems and could lead to losses or defaults by us or by other institutions. Many of these transactions could expose Comerica to credit risk in the event of default of its counterparty or client. In addition, Comerica's credit risk may be impacted when the collateral held by it cannot be monetized or is liquidated at prices not sufficient to recover the full amount of the financial instrument exposure due to Comerica. There is no assurance that any such losses would not adversely affect, possibly materially, Comerica.
TECHNOLOGY RISK
•Comerica faces security risks, including denial of service attacks, hacking, social engineering attacks targeting Comerica’s colleagues and customers, malware intrusion or data corruption attempts, and identity theft that could result in the disclosure of confidential information, adversely affect its business or reputation, and create significant legal and financial exposure.
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
Cyber attacks or other information or security breaches, whether directed at Comerica or third parties, may result in a material loss or have material consequences. Furthermore, the public perception that a cyber attack on Comerica’s systems has been successful, whether or not this perception is correct, may damage its reputation with customers and third parties with whom it does business. Hacking of personal information and identity theft risks, in particular, could cause serious reputational harm. A successful penetration or circumvention of system security could cause Comerica serious negative consequences, including loss of customers and business opportunities, costs associated with maintaining business relationships after an attack or breach; significant business disruption to Comerica’s operations and business, misappropriation, exposure, or destruction of its confidential information, intellectual property, funds, and/or those of its customers; or damage to Comerica’s or Comerica’s customers’ and/or third parties’ computers or systems, and could result in a violation of applicable privacy laws and other laws, litigation exposure, regulatory fines, penalties or intervention, loss of confidence in Comerica’s security measures, reputational damage, reimbursement or other compensatory costs, additional compliance costs, and could adversely impact its results of operations, liquidity and financial condition. In addition, although Comerica maintains insurance coverage that may cover certain cyber losses (subject to policy terms and conditions), we may not have adequate insurance coverage to compensate for losses from a cybersecurity event.
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
OPERATIONAL RISK
•Comerica’s operational or security systems or infrastructure, or those of third parties, could fail or be breached, which could disrupt Comerica’s business and adversely impact Comerica’s results of operations, liquidity and financial condition, as well as cause legal or reputational harm.
The potential for operational risk exposure exists throughout Comerica’s business and, as a result of its interactions with, and reliance on, third parties, is not limited to Comerica’s own internal operational functions. Comerica's operations rely on the secure processing, storage and transmission of confidential and other information on its technology systems and networks. These networks are subject to infrastructure failures, ongoing system maintenance and upgrades and planned network outages. The increased use of mobile and cloud technologies, as well as the increase in remote work due to the COVID-19 pandemic, can heighten these and other operational risks. Any failure, interruption or breach in security of these systems could result in failures or disruptions in Comerica's customer relationship management, general ledger, deposit, loan and other systems.
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
•Comerica relies on other companies to provide certain key components of its delivery systems, and certain failures could materially adversely affect operations.
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
•Legal and regulatory proceedings and related matters with respect to the financial services industry, including those directly involving Comerica and its subsidiaries, could adversely affect Comerica or the financial services industry in general.
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
•Comerica may incur losses due to fraud.
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

•Controls and procedures may not prevent or detect all errors or acts of fraud.
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
Comerica is subject to extensive regulation, supervision and examination by the U.S. Treasury, the Texas Department of Banking, the FDIC, the FRB, the OCC, the CFPB, the CFTC, the SEC, FINRA, DOL, MSRB and other regulatory bodies. Such regulation and supervision governs and limits the activities in which Comerica may engage. Regulatory authorities have extensive discretion in their supervisory and enforcement activities, including the imposition of restrictions on Comerica's operations and ability to make acquisitions, investigations and limitations related to Comerica's securities, the classification of Comerica's assets and determination of the level of Comerica's allowance for loan losses. Any change in such regulation and oversight, whether in the form of regulatory policy, regulations, legislation or supervisory action, may have a material adverse impact on Comerica's business, financial condition or results of operations. The impact of any future legislation or regulatory actions may adversely affect Comerica's businesses or operations. It is too soon for Comerica to predict what legislative or regulatory changes may occur as a result of the change in leadership resulting from the recent elections, or, if changes occur, the ultimate effect they would have upon the financial condition or results of operations of Comerica.
•Compliance with stringent capital requirements may adversely affect Comerica.
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
•Tax regulations could be subject to potential legislative, administrative or judicial changes or interpretations.
Federal income tax treatment of corporations may be clarified and/or modified by legislative, administrative or judicial changes or interpretations at any time. Any such changes could adversely affect Comerica, either directly, or indirectly as a result of effects on Comerica's customers. For example, the current administration has indicated it may propose increases to the federal corporate statutory tax rate. An increase in the federal corporate tax rate may increase Comerica’s tax provision expense. We are unable to predict whether these changes, or other proposals, will ultimately be enacted.
STRATEGIC RISK
•Damage to Comerica’s reputation could damage its businesses.
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
•Comerica may not be able to utilize technology to efficiently and effectively develop, market, and deliver new products and services to its customers.
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
•Competitive product and pricing pressures within Comerica's markets may change.
Comerica operates in a very competitive environment, which is characterized by competition from a number of other financial institutions in each market in which it operates. Comerica competes largely on the basis of industry expertise, the range of products and services offered, pricing and reputation, customer convenience, quality customer service and responsiveness to customer needs and the overall relationship with our clients. Our competitors are large national and regional financial institutions as well as smaller financial institutions. Some of Comerica's larger competitors, including certain nationwide banks that have a significant presence in Comerica's market area, may make available to their customers a broader array of product, pricing and structure alternatives and, due to their asset size, may more easily absorb credit losses in a larger overall portfolio. Some of Comerica's competitors (larger or smaller) may have more liberal lending policies and processes. Increasingly, Comerica competes with other companies based on financial technology and capabilities, such as mobile banking applications and funds transfer.
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
•The introduction, implementation, withdrawal, success and timing of business initiatives and strategies may be less successful or may be different than anticipated, which could adversely affect Comerica's business.
Comerica makes certain projections and develops plans and strategies for its banking and financial products. If Comerica does not accurately determine demand for its banking and financial product needs, it could result in Comerica incurring significant expenses without the anticipated increases in revenue, which could result in a material adverse effect on its business.
•Management's ability to maintain and expand customer relationships may differ from expectations.
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
•Management's ability to retain key officers and employees may change.
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
•Any future strategic acquisitions or divestitures may present certain risks to Comerica's business and operations.
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
The COVID-19 pandemic has negatively impacted the global economy, disrupted global supply chains, lowered equity market valuations, created significant volatility and disruption in financial markets, and increased unemployment levels. In addition, the pandemic has resulted in temporary closures of many businesses and the institution of social distancing and sheltering in place requirements in many states and communities. As a result, the demand for our products and services has been, and is expected to continue to be, significantly impacted. Furthermore, the pandemic has influenced and could further influence the recognition of credit losses in our loan portfolios and has increased and could further increase our allowance for credit losses, particularly as some businesses remain closed or are forced to close again and as more customers may draw on their lines of credit or seek additional loans to help finance their businesses. Certain industries have been particularly susceptible to the effects of the pandemic, such as retail commercial real estate, retail goods and services, hotels, arts/recreation, airlines, restaurants and bars, childcare, coffee shops, cruise lines, education, gasoline and convenience stores, religious organizations, senior living, freight and travel arrangements, and Comerica has outstanding loans to clients in these industries, as described below under "Other Sectors Most at Risk due to Economic Stress Resulting from COVID-19 Impacts" on page F-32. Similarly, because of changing economic and market conditions affecting issuers, the securities we hold may lose value. We have temporarily closed and/or limited access to certain of our branches and offices or may do so in the future, and our business operations may also be disrupted if significant portions of our workforce are unable to work effectively long-term, including because of illness, quarantines, government actions, or other restrictions in connection with the pandemic. In response to the pandemic, we have also enacted hardship relief assistance for customers experiencing financial difficulty as a result of COVID-19, including fee and penalty waivers, loan deferrals or other scenarios that may help our customers. As of December 31, 2020, pandemic-related payment deferrals totaled $141 million, representing approximately 100 obligors and consisting of 42 percent commercial loans and 58 percent retail loans, primarily residential mortgages.
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
•General political, economic or industry conditions, either domestically or internationally, may be less favorable than expected.
Local, domestic, and international events including economic, financial market, political and industry specific conditions affect the financial services industry, directly and indirectly. The economic environment and market conditions in which Comerica operates continue to be uncertain. The U.S. economy contracted into a recession with unusual speed and force in the first half of 2020, ending the longest expansionary period in U.S. history. The U.S. government and the Federal Reserve responded to the pandemic with unprecedented measures. In addition to the Federal Reserve reducing the target federal funds rate to zero to 0.25 percent, Congress passed the Coronavirus Aid, Relief, and Economic Security Act that included an estimated $2 trillion stimulus package. Although the U.S. economy began to recover in third quarter 2020 as social distancing policies loosened, economic metrics in fourth quarter 2020 indicate an uneven path to recovery. In December 2020, Congress amended the Coronavirus Aid, Relief, and Economic Security Act with the Consolidated Appropriations Act of 2021 to provide an additional $900 billion of stimulus relief to mitigate the continued impacts of the pandemic. While certain factors point to improving economic conditions, uncertainty remains regarding the path of the economic recovery, the mitigating impacts of government interventions, the success of vaccine distribution and the efficacy of administered vaccines, as well as the effects of the change in leadership resulting from the recent elections. Conditions related to inflation, recession, unemployment, volatile interest rates, international conflicts, changes in trade policies and other factors, such as real estate values, energy prices, state and local municipal budget deficits, government spending and the U.S. national debt, outside of our control may, directly and indirectly, adversely affect Comerica.
•Methods of reducing risk exposures might not be effective.
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
For more information regarding risk management, please see "Risk Management" on pages F-22 through F-38 of the Financial Section of this report.
•Catastrophic events may adversely affect the general economy, financial and capital markets, specific industries, and Comerica.
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
•Changes in accounting standards could materially impact Comerica's financial statements.
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
•Comerica's accounting policies and processes are critical to the reporting of financial condition and results of operations. They require management to make estimates about matters that are uncertain.
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
Management has identified certain accounting policies as being critical because they require management's judgment to make difficult, subjective or complex judgments about matters that are uncertain. Materially different amounts could be reported under different conditions or using different assumptions or estimates. Comerica has established detailed policies and control procedures that are intended to ensure these critical accounting estimates and judgments are well controlled and applied consistently. In addition, the policies and procedures are intended to ensure that the process for changing methodologies occurs in an appropriate manner. Because of the uncertainty surrounding management's judgments and the estimates pertaining to these matters, Comerica cannot guarantee that it will not be required to adjust accounting policies or restate prior period financial statements. See “Critical Accounting Policies” on pages F-39 through F-43 of the Financial Section of this report and Note 1 of the Notes to Consolidated Financial Statements located on pages F-52 through F-64 of the Financial Section of this report.
•Comerica's stock price can be volatile.
Stock price volatility may make it more difficult for shareholders to resell their common stock when they want and at prices they find attractive. Comerica's stock price can fluctuate significantly in response to a variety of factors including, among other things:
•Actual or anticipated variations in quarterly results of operations.
•Recommendations or projections by securities analysts.
•Operating and stock price performance of other companies that investors deem comparable to Comerica.
•News reports relating to trends, concerns and other issues in the financial services industry.
•Perceptions in the marketplace regarding Comerica and/or its competitors.
•New technology used, or services offered, by competitors.
•Significant acquisitions or business combinations, strategic partnerships, joint ventures or capital commitments by or involving Comerica or its competitors.
•Changes in dividends and capital returns.
•Changes in government regulations.
•Cyclical fluctuations.
•Geopolitical conditions such as acts or threats of terrorism or military conflicts.
•Activity by short sellers and changing government restrictions on such activity.
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
Item 1B.  Unresolved Staff Comments.
None.

Item 2.  Properties.
The executive offices of Comerica are located in the Comerica Bank Tower, 1717 Main Street, Dallas, Texas 75201. Comerica Bank occupies six floors of the building, plus additional space on the building's lower level. Comerica does not own the Comerica Bank Tower space, but has naming rights to the building and leases the space from an unaffiliated third party. The lease for such space used by Comerica and its subsidiaries extends through September 2028. Comerica's Michigan headquarters are located in a 10-story building in the central business district of Detroit, Michigan at 411 W. Lafayette, Detroit, Michigan 48226. Such building is owned by Comerica Bank. As of December 31, 2020, Comerica, through its banking affiliates, operated at a total of 546 locations. This includes banking centers, trust services locations, and/or loan production or other financial services offices, primarily in the States of Texas, Michigan, California, Florida and Arizona. Of the 546 locations, 217 were owned and 329 were leased. As of December 31, 2020, affiliates also operated from leased spaces in Denver, Colorado; Wilmington, Delaware; Oakbrook Terrace, Illinois; Boston, Massachusetts; Minneapolis, Minnesota; Morristown, New Jersey; New York, New York; Memphis, Tennessee; McLean, Virginia; Bellevue, Washington; Monterrey, Mexico; Toronto, Ontario, Canada and Windsor, Ontario, Canada. Comerica and its subsidiaries own, among other properties, a check processing center in Livonia, Michigan, and three buildings in Auburn Hills, Michigan, used mainly for lending functions and operations.
Item 3.  Legal Proceedings.
    Please see Note 21 of the Notes to Consolidated Financial Statements located on pages F-98 through F-99 of the Financial Section of this report.
Item 4.   Mine Safety Disclosures.
Not applicable.

PART II
Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market Information, Holders of Common Stock and Dividends
The common stock of Comerica Incorporated is traded on the New York Stock Exchange (NYSE Trading Symbol: CMA). At February 5, 2021, there were approximately 8,629 record holders of Comerica's common stock.
    Subject to approval of the Board of Directors, applicable regulatory requirements and the Series A Preferred Stock dividend preference, Comerica expects to continue its policy of paying regular cash dividends on a quarterly basis. A discussion of dividend restrictions applicable to Comerica is set forth in Notes 13 and 20 of the Notes to Consolidated Financial Statements located on pages F-85 and F-96 through F-98 of the Financial Section of this report, in the "Capital" section on pages F-19 through F-21 of the Financial Section of this report and in the “Supervision and Regulation” section of this report.
Performance Graph
Our performance graph is available under the caption "Performance Graph" on page F-2 of the Financial Section of this report.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
In March 2020, as the economic climate grew increasingly uncertain, Comerica suspended its share repurchase program, with a focus on deploying capital to meet customers' growing financing requirements, resulting in no share repurchases under the program for the remainder of the year. As of December 31, 2020, a total of 87.2 million shares have been authorized for repurchase under the share repurchase program since its inception in 2010. There is no expiration date for Comerica's share repurchase program.
The following table summarizes Comerica's share repurchase activity for the year ended December 31, 2020.

(shares in thousands)	Total Number of Shares Purchased as Part of Publicly Announced Repurchase Plans or Programs	Remaining Repurchase Authorization (a)	Total Number of Shares Purchased (b)	Average Price Paid Per Share
Total first quarter 2020	3,227	4,870	3,322	$58.70
Total second quarter 2020	—	4,870	6	28.63
Total third quarter 2020	—	4,870	7	37.94
October 2020	—	4,870	4	38.26
November 2020	—	4,870	—	—
December 2020	—	4,870	—	—
Total fourth quarter 2020	—	4,870	4	38.26
Total 2020	3,227	4,870	3,339	$58.58
(a)Maximum number of shares that may yet be purchased under the publicly announced plans or programs.
(b)Includes approximately 112,000 shares (including 4,000 shares in the quarter ended December 31, 2020) purchased pursuant to deferred compensation plans and shares purchased from employees to pay for taxes related to restricted stock vesting under the terms of an employee share-based compensation plan during the year ended December 31, 2020. These transactions are not considered part of Comerica's repurchase program.

Item 6.  Selected Financial Data.
Reference is made to the caption “Selected Financial Data” on page F-3 of the Financial Section of this report.
Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.
    Reference is made to the sections entitled “2020 Overview,” “Results of Operations," "First Quarter 2021 Outlook," "Strategic Lines of Business and Markets," "Balance Sheet and Capital Funds Analysis," "Risk Management," "Critical Accounting Policies," "Supplemental Financial Data" and "Forward-Looking Statements" on pages F-4 through F-46 of the Financial Section of this report.
Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.
Reference is made to the subheadings entitled “Market and Liquidity Risk,” “Operational Risk,” "Technology Risk," “Compliance Risk” and “Strategic Risk” on pages F-33 through F-38 of the Financial Section of this report.

Item 8.  Financial Statements and Supplementary Data.
Reference is made to the sections entitled “Consolidated Balance Sheets,” “Consolidated Statements of Income,” “Consolidated Statements of Comprehensive Income,” “Consolidated Statements of Changes in Shareholders' Equity,” “Consolidated Statements of Cash Flows,” “Notes to Consolidated Financial Statements,” “Report of Management,” “Reports of Independent Registered Public Accounting Firm,” and “Historical Review” on pages F-47 through F-116 of the Financial Section of this report.
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
Internal Control over Financial Reporting
Management's annual report on internal control over financial reporting and the related attestation report of Comerica's registered public accounting firm are included on pages F-110 and F-111 in the Financial Section of this report.
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
The remainder of the response to this item will be included under the sections captioned “Information About Nominees,” “Board and Committee Governance,” “Committees and Meetings of Directors,” and “Executive Officers” of Comerica's definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on April 27, 2021, which sections are hereby incorporated by reference.
Item 11.  Executive Compensation.
The response to this item will be included under the sections captioned “Compensation Committee Interlocks and Insider Participation,” “Compensation Discussion and Analysis,” “Compensation of Directors,” “Governance, Compensation and Nominating Committee Report,” “2020 Summary Compensation Table,” “2020 Grants of Plan-Based Awards,” “Outstanding Equity Awards at Fiscal Year-End 2020,” “2020 Option Exercises and Stock Vested,” “Pension Benefits at Fiscal Year-End 2020,” “2020 Nonqualified Deferred Compensation,” “Potential Payments upon Termination or Change of Control at Fiscal Year-End 2020” and "Pay Ratio Disclosure" of Comerica's definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on April 27, 2021, which sections are hereby incorporated by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The response to this item will be included under the sections captioned “Security Ownership of Certain Beneficial Owners,” “Security Ownership of Management” and "Securities Authorized for Issuance Under Equity Compensation Plans" of Comerica's definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on April 27, 2021, which sections are hereby incorporated by reference.
Item 13.  Certain Relationships and Related Transactions, and Director Independence.
The response to this item will be included under the sections captioned “Director Independence,” “Transactions with Related Persons,” and “Information about Nominees” of Comerica's definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on April 27, 2021, which sections are hereby incorporated by reference.
Item 14.  Principal Accountant Fees and Services.
The response to this item will be included under the section captioned “Independent Registered Public Accounting Firm” of Comerica's definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on April 27, 2021, which section is hereby incorporated by reference.

PART IV

Item 15.  Exhibits and Financial Statement Schedules.
The following documents are filed as a part of this report:

1.	Financial Statements: The financial statements that are filed as part of this report are included in the Financial Section on pages F-47 through F-113.

2.	All of the schedules for which provision is made in the applicable accounting regulations of the SEC are either not required under the related instruction, the required information is contained elsewhere in the Form 10-K, or the schedules are inapplicable and therefore have been omitted.

3.	Exhibits:

2	(not applicable)

3.1	Restated Certificate of Incorporation of Comerica Incorporated (filed as Exhibit 3.2 to Registrant's Current Report on Form 8-K dated August 4, 2010, and incorporated herein by reference).

3.2
Certificate of Amendment to Restated Certificate of Incorporation of Comerica Incorporated (filed as Exhibit 3.2 to Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, and incorporated herein by reference).

3.3	Amended and Restated Bylaws of Comerica Incorporated (filed as Exhibit 3.3 to Registrant's Current Report on Form 8-K dated November 3, 2020, and incorporated herein by reference).

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

4	[Reference is made to Exhibits 3.1, 3.2, 3.3 and 3.4 in respect of instruments defining the rights of security holders. In accordance with Regulation S-K Item No. 601(b)(4)(iii), the Registrant is not filing copies of instruments defining the rights of holders of long-term debt because none of those instruments authorizes debt in excess of 10% of the total assets of the Registrant and its subsidiaries on a consolidated basis. The Registrant hereby agrees to furnish a copy of any such instrument to the SEC upon request.]

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

C†
Form of Standard Comerica Incorporated Restricted Stock Unit Agreement (2020 non-cliff vesting) under the Comerica Incorporated 2018 Long-Term Incentive Plan (filed as Exhibit 10.1I to Registrant's Current Report on Form 8-K dated November 3, 2020, and incorporated herein by reference).

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

F†
Form of Standard Comerica Incorporated Senior Executive Long-Term Performance Restricted Stock Unit Award Agreement under the Comerica Incorporated 2018 Long-Term Incentive Plan (2019 version) (filed as Exhibit 10.1G to Registrant's Annual Report on Form 10-K for the year ended December 31, 2018), and incorporated herein by reference.

G†	Form of Standard Comerica Incorporated Senior Executive Long-Term Performance Restricted Stock Unit Award Agreement under the Comerica Incorporated 2018 Long-Term Incentive Plan (2020 version).

H†
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

J†
Form of Standard Comerica Incorporated Restricted Stock Agreement (cliff vesting) under the Comerica Incorporated 2018 Long-Term Incentive Plan (2-year version) (filed as Exhibit 10.1H to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, and incorporated herein by reference).

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

10.22†
Form of Change of Control Employment Agreement (BE2-BE3 Version) (filed as Exhibit 10.22 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2019, and incorporated herein by reference).

13	(not applicable)

14	(not applicable)

16	(not applicable)

18	(not applicable)

21	Subsidiaries of Registrant.

22	(not applicable)

23.1	Consent of Ernst & Young LLP.

24	(not applicable)

31.1	Chairman, President and CEO Rule 13a-14(a)/15d-14(a) Certification of Periodic Report (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002).

31.2	Executive Vice President and CFO Rule 13a-14(a)/15d-14(a) Certification of Periodic Report (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002).

32	Section 1350 Certification of Periodic Report (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002).

33	(not applicable)

34	(not applicable)

35	(not applicable)

95	(not applicable)

96	(not applicable)

99	(not applicable)

101	Financial statements from the Registrant's Annual Report on Form 10-K for the year ended December 31, 2020, formatted in Inline XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Changes in Shareholders' Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements.

104	The cover page from the Registrant's Annual Report on Form 10-K for the year ended December 31, 2020, formatted in Inline XBRL (included in Exhibit 101).

†	Management contract or compensatory plan or arrangement.

File No. for all filings under Exchange Act, unless otherwise noted: 1-10706.
Item 16.  Form 10-K Summary.
Not applicable.

FINANCIAL REVIEW AND REPORTS
Comerica Incorporated and Subsidiaries

PERFORMANCE GRAPH
The graph shown below compares the total returns (assuming reinvestment of dividends) of Comerica Incorporated common stock, the S&P 500 Index and the KBW Bank Index. The graph assumes $100 invested in Comerica Incorporated common stock (returns based on stock prices per the NYSE) and each of the indices on December 31, 2015 and the reinvestment of all dividends during the periods presented.

Comparison of Five Year Cumulative Total Return
Among Comerica Incorporated, KBW Bank Index and S&P 500 Index
(Assumes $100 Invested on 12/31/15 and Reinvestment of Dividends)
$225
$200
$175
$150
$125
$100
$75
$50
2015
2016
2017
2018
2019
2020
Comerica Incorporated
KBW Bank Index
S&P 500 Index

	2015	2016	2017	2018	2019	2020
Comerica Incorporated	100	166	215	174	188	156
KBW Bank Index	100	129	152	125	171	153
S&P 500 Index	100	112	136	130	171	203

The performance shown on the graph is not necessarily indicative of future performance.

SELECTED FINANCIAL DATA

(dollar amounts in millions, except per share data)
Years Ended December 31	2020		2019	2018		2017		2016
EARNINGS SUMMARY
Net interest income	$1,911		$2,339	$2,352		$2,061		$1,797
Provision for credit losses	537		74	(1)		74		248
Noninterest income	1,001		1,010	976	(a)	1,107		1,051
Noninterest expenses	1,784		1,743	1,794	(a), (b)	1,860	(b)	1,930	(b)
Provision for income taxes	117		334	300		491	(c)	193
Net income	474		1,198	1,235		743		477
Preferred stock dividends	13		—	—		—		—
Net income attributable to common shares	459		1,191	1,227		738		473
PER SHARE OF COMMON STOCK
Diluted earnings per common share	$3.27		$7.87	$7.20		$4.14		$2.68
Cash dividends declared	2.72		2.68	1.84		1.09		0.89
Common shareholders’ equity	55.01		51.57	46.89		46.07		44.47
Tangible common equity (d)	50.43		47.07	42.89		42.34		40.79
Market value	55.86		71.75	68.69		86.81		68.11
Average diluted shares (in millions)	140		151	171		178		177
YEAR-END BALANCES
Total assets	$88,129		$73,402	$70,818		$71,567		$72,978
Total earning assets	82,227		67,767	65,513		65,880		67,518
Total loans	52,291		50,369	50,163		49,173		49,088
Total deposits	72,869		57,295	55,561		57,903		58,985
Total medium- and long-term debt	5,728		7,269	6,463		4,622		5,160
Total common shareholders’ equity	7,656		7,327	7,507		7,963		7,796
Total shareholders' equity	8,050		7,327	7,507		7,963		7,796
AVERAGE BALANCES
Total assets	$81,146		$71,488	$70,724		$71,452		$71,743
Total earning assets	75,419		66,134	65,410		66,300		66,545
Total loans	51,631		50,511	48,766		48,558		48,996
Total deposits	65,038		55,481	55,935		57,258		57,741
Total medium- and long-term debt	6,549		6,955	5,842		4,969		4,917
Total common shareholders’ equity	7,453		7,308	7,809		7,952		7,674
Total shareholders' equity	7,691		7,308	7,809		7,952		7,674
CREDIT QUALITY
Total allowance for credit losses	$992	(d)	$668	$701		$754		$771
Total nonperforming loans	350		204	229		410		590
Foreclosed property and other repossessed assets	9		11	1		5		17
Total nonperforming assets	359		215	230		415		607
Net credit-related charge-offs	196		107	51		92		157
Net credit-related charge-offs as a percentage of average total loans	0.38%		0.21%	0.11%		0.19%		0.32%
Allowance for loan losses as a percentage of total period-end loans	1.81		1.27	1.34		1.45		1.49
Allowance for credit losses as a percentage of total period-end loans	1.90		1.33	1.40		1.53		1.57
Allowance for loan losses as a multiple of total nonperforming loans	2.7x		3.1x	2.9x		1.7x		1.2x
Allowance for credit losses as a multiple of total nonperforming loans	2.8x		3.3x	3.1x		1.8x		1.3x
RATIOS
Net interest margin	2.54%		3.54%	3.58%		3.11%		2.71%
Return on average assets	0.58		1.68	1.75		1.04		0.67
Return on average common shareholders’ equity	6.18		16.39	15.82		9.34		6.22
Dividend payout ratio	79.78		33.71	25.17		25.77		32.48
Average common shareholders’ equity as a percentage of average assets	9.18		10.22	11.04		11.13		10.70
Common equity tier 1 capital as a percentage of risk-weighted assets (e)	10.34		10.13	11.14		11.68		11.09
Tier 1 capital as a percentage of risk-weighted assets (e)	10.93		10.13	11.14		11.68		11.09
Common equity ratio	8.69		9.98	10.60		11.13		10.68
Tangible common equity as a percentage of tangible assets (e)	8.02		9.19	9.78		10.32		9.89
(a)Effective January 1, 2018, adoption of "Topic 606: Revenue from Contracts with Customers" (Topic 606) resulted in a change in presentation which records certain costs in the same category as the associated revenues. The effect of this change was to reduce noninterest income and expenses by $145 million for the year ended December 31, 2018.
(b)Noninterest expenses included restructuring charges of $53 million, $45 million and $93 million in 2018, 2017 and 2016, respectively.
(c)The provision for income taxes for 2017 was impacted by a $107 million charge to adjust deferred taxes as a result of the enactment of the Tax Cuts and Jobs Act.
(d)Allowance for credit losses for December 31, 2020 calculated using the CECL model effective first quarter 2020.
(e)See Supplemental Financial Data section for reconciliations of non-GAAP financial measures and regulatory ratios.

2020 OVERVIEW
Comerica Incorporated (the Corporation) is a financial holding company headquartered in Dallas, Texas. The Corporation's major business segments are the Commercial Bank, the Retail Bank and Wealth Management. The core businesses are tailored to each of the Corporation's three primary geographic markets: Michigan, California and Texas. Information about the activities of the Corporation's business and market segments is provided in Note 22 to the consolidated financial statements.
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
Full-Year 2020 compared to Full-Year 2019
•Net income decreased $724 million, or 60 percent, to $474 million, driven by increased provision for credit losses in light of the forecasted impacts related to the COVID-19 pandemic and lower net interest income resulting from a lower rate environment. Diluted net income per common share was $3.27 in 2020 compared to $7.87 in 2019.
•Average loans increased $1.1 billion, or 2 percent, to $51.6 billion. The increase primarily reflected increases in Mortgage Banker Finance, Commercial Real Estate and smaller increases in Business, Retail and Corporate Banking, partially offset by decreases in National Dealer Services and Energy. In 2020, the Corporation participated as a lender in the Small Business Administration's Paycheck Protection Program (PPP), created in response to the COVID-19 pandemic. Average PPP loans for 2020 were $2.5 billion.
•Average securities increased $1.3 billion, or 11 percent, to $13.4 billion, as a portion of excess liquidity was invested in $1.8 billion of U.S. Treasury bonds and $500 million of mortgage-backed securities in the third quarter 2020.
•Average deposits increased $9.6 billion, or 17 percent, to a record level of $65.0 billion, driven by customers conserving cash in an uncertain economy. Average noninterest-bearing deposits increased $6.4 billion, or 24 percent, while average interest-bearing deposits increased $3.2 billion, or 11 percent.
•Net interest income decreased $428 million to $1.9 billion and the net interest margin decreased 100 basis points to 2.54 percent, primarily reflecting the impact of lower interest rates.
•The provision for credit losses increased $463 million to $537 million in 2020 from $74 million in 2019, reflecting credit migration and the forecasted impact of the COVID-19 pandemic, including the economic impacts of social distancing which peaked during the first half of 2020, and pressures on Energy.
•Noninterest income was relatively stable at $1.0 billion, reflecting decreases in service charges on deposit accounts and commercial lending fees, partially offset by increases in securities trading income and card fees.
•Noninterest expenses increased $41 million to $1.8 billion, primarily due to increases in operational losses, outside processing fee expense (net of cloud computing accounting classification change) and FDIC insurance expense, as well as additional expenses related to COVID-19, which included compensation and stipends to colleagues, charitable contributions, cleaning supplies, personal protective equipment and PPP technology costs.
•The provision for income taxes decreased $217 million to $117 million, primarily due to lower pre-tax income.
•The Corporation repurchased approximately 3.2 million shares of common stock prior to the suspension of the share repurchase program in first quarter 2020 and issued cash dividends of $2.72 per share, returning a total of $567 million to common shareholders.
•The Corporation issued $400 million of 5.625% non-cumulative perpetual preferred stock in second quarter 2020, resulting in preferred dividends declared of $13 million.

RESULTS OF OPERATIONS
The following provides a comparative discussion of the Corporation's consolidated results of operations for 2020 compared to 2019. A comparative discussion of results for 2019 compared to 2018 is provided in the "Results of Operations" section beginning on page F-6 of the Corporation's 2019 Annual Report. For a discussion of the Critical Accounting Policies that affect the consolidated results of operations, see the "Critical Accounting Policies" section of this financial review.
Analysis of Net Interest Income

(dollar amounts in millions)
Years Ended December 31	2020			2019			2018
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Commercial loans (a)	$32,144	$1,099	3.42%	$32,053	$1,544	4.81%	$30,534	$1,416	4.64%
Real estate construction loans	3,912	147	3.76	3,325	184	5.54	3,155	164	5.21
Commercial mortgage loans	9,839	320	3.25	9,170	447	4.88	9,131	429	4.69
Lease financing	594	20	3.37	557	19	3.44	470	18	3.82
International loans	1,028	37	3.61	1,019	52	5.13	1,021	51	4.97
Residential mortgage loans	1,905	66	3.45	1,929	74	3.85	1,983	75	3.77
Consumer loans	2,209	84	3.80	2,458	119	4.85	2,472	109	4.41
Total loans (b)	51,631	1,773	3.44	50,511	2,439	4.83	48,766	2,262	4.64
Mortgage-backed securities (c)	9,820	221	2.30	9,348	230	2.44	9,099	214	2.28
U.S. Treasury securities (d)	3,612	70	1.98	2,772	67	2.43	2,711	51	1.86
Total investment securities	13,432	291	2.21	12,120	297	2.44	11,810	265	2.19
Interest-bearing deposits with banks	10,203	28	0.27	3,360	69	2.05	4,700	91	1.94
Other short-term investments	153	1	0.72	143	2	1.26	134	1	0.96
Total earning assets	75,419	2,093	2.79	66,134	2,807	4.24	65,410	2,619	3.99
Cash and due from banks	878			887			1,135
Allowance for loan losses	(900)			(667)			(695)
Accrued income and other assets	5,749			5,134			4,874
Total assets	$81,146			$71,488			$70,724
Money market and interest-bearing checking deposits	$26,798	72	0.27	$23,417	214	0.91	$22,378	111	0.50
Savings deposits	2,454	1	0.03	2,166	1	0.05	2,199	1	0.04
Customer certificates of deposit	2,626	27	1.02	2,522	30	1.18	2,090	10	0.46
Other time deposits	17	—	2.00	705	17	2.44	2	—	1.86
Foreign office time deposits (e)	90	1	0.42	27	—	1.39	25	—	1.19
Total interest-bearing deposits	31,985	101	0.31	28,837	262	0.91	26,694	122	0.46
Short-term borrowings	314	1	0.32	369	9	2.39	62	1	1.93
Medium- and long-term debt	6,549	80	1.23	6,955	197	2.82	5,842	144	2.47
Total interest-bearing sources	38,848	182	0.47	36,161	468	1.29	32,598	267	0.82
Noninterest-bearing deposits	33,053			26,644			29,241
Accrued expenses and other liabilities	1,554			1,375			1,076
Shareholders’ equity	7,691			7,308			7,809
Total liabilities and shareholders’ equity	$81,146			$71,488			$70,724
Net interest income/rate spread		$1,911	2.32		$2,339	2.95		$2,352	3.17
Impact of net noninterest-bearing sources of funds			0.22			0.59			0.41
Net interest margin (as a percentage of average earning assets)			2.54%			3.54%			3.58%
(a)Includes PPP loans with average balance of $2.5 billion, interest income of $63 million and average yield of 2.49% for the year ended December 31, 2020.
(b)Nonaccrual loans are included in average balances reported and in the calculation of average rates.
(c)Average balances included $213 million, $(36) million and $(263) million of unrealized gains and losses for the years ended December 31, 2020, 2019 and 2018, respectively; yields calculated gross of these unrealized gains and losses.
(d)Average balances included $90 million, $30 million and $(37) million of unrealized gains and losses for the years ended December 31, 2020, 2019 and 2018, respectively; yields calculated gross of these unrealized gains and losses.
(e)Includes substantially all deposits by foreign depositors; deposits are primarily in excess of $100,000.

Rate/Volume Analysis

(in millions)
Years Ended December 31	2020/2019			2019/2018
	Decrease Due to Rate	Increase (Decrease) Due to Volume (a)	Net (Decrease) Increase	Increase (Decrease) Due to Rate	Increase (Decrease) Due to Volume (a)	Net Increase (Decrease)
Interest Income:
Commercial loans	$(447)	$2	$(445)	$54	$74	$128
Real estate construction loans	(59)	22	(37)	11	9	20
Commercial mortgage loans	(149)	22	(127)	16	2	18
Lease financing	—	1	1	(2)	3	1
International loans	(15)	—	(15)	1	—	1
Residential mortgage loans	(7)	(1)	(8)	1	(2)	(1)
Consumer loans	(26)	(9)	(35)	11	(1)	10
Total loans	(703)	37	(666)	92	85	177
Mortgage-backed securities	(14)	5	(9)	15	1	16
U.S. Treasury securities	(12)	15	3	17	(1)	16
Total investment securities	(26)	20	(6)	32	—	32
Interest-bearing deposits with banks	(59)	18	(41)	5	(27)	(22)
Other short-term investments	(1)	—	(1)	—	1	1
Total interest income	(789)	75	(714)	129	59	188
Interest Expense:
Money market and interest-bearing checking deposits	(151)	9	(142)	96	7	103
Customer certificates of deposit	(4)	1	(3)	10	10	20
Other time deposits	(16)	(1)	(17)	—	17	17
Foreign office time deposits	—	1	1	—	—	—
Total interest-bearing deposits	(171)	10	(161)	106	34	140
Short-term borrowings	(8)	—	(8)	—	8	8
Medium- and long-term debt	(110)	(7)	(117)	16	37	53
Total interest expense	(289)	3	(286)	122	79	201
Net interest income	$(500)	$72	$(428)	$7	$(20)	$(13)
(a)Rate/volume variances are allocated to variances due to volume.
    Net interest income is the difference between interest earned on assets and interest paid on liabilities. Gains and losses related to risk management interest rate swaps that convert fixed rate debt to a floating rate and qualify as fair value hedges are included in interest expense on medium- and long-term debt. Additionally, the portion of gains and losses on risk management interest rate swaps that convert variable-rate loans to fixed rates through cash flow hedges that relate to the earnings effect of the hedged loans during the period are included in loan interest income. Refer to the Analysis of Net Interest Income and the Rate/Volume Analysis tables above for an analysis of net interest income for the years ended December 31, 2020, 2019 and 2018 and details of the components of the change in net interest income for 2020 compared to 2019 as well as 2019 compared to 2018.
Net interest income was $1.9 billion, a decrease of $428 million, and net interest margin decreased 100 basis points to 2.54 percent, both primarily reflecting the impact of lower interest rates. Average earning assets increased $9.3 billion, primarily reflecting increases of $6.8 billion in lower-yielding interest-bearing deposits with banks and $2.5 billion in PPP loans. Average funding sources increased $2.7 billion, reflecting a $3.2 billion increase in interest-bearing deposits, partially offset by a $406 million decrease in medium- and long-term debt.
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
Provision for Credit Losses
The provision for credit losses, which includes the provision for loan losses and the provision for credit losses on lending-related commitments, calculated under the current expected credit loss (CECL) model for the twelve months ended December 31, 2020, increased $463 million to $537 million, primarily driven by credit migration and the forecasted impact of the COVID-19 pandemic in the first half of 2020, including the economic impacts of social distancing, as well as pressures on

Energy. Net loan charge-offs increased $89 million to $196 million, or 0.38 percent of average total loans, compared to $107 million, or 0.21 percent. Energy net loan charge-offs increased $39 million to $125 million, while general Middle Market net loan charge-offs increased by $37 million to $38 million.
An analysis of the allowance for credit losses and a summary of nonperforming assets are presented under the "Credit Risk" subheading in the "Risk Management" section of this financial review. Further information about the adoption of CECL is presented in Note 1 to the consolidated financial statements.
Noninterest Income

(in millions)
Years Ended December 31	2020	2019	2018
Card fees	$270	$257	$244
Fiduciary income	209	206	206
Service charges on deposit accounts	185	203	211
Commercial lending fees	77	91	85
Bank-owned life insurance	44	41	39
Foreign exchange income	40	44	47
Letter of credit fees	37	38	40
Brokerage fees	21	28	27
Net securities losses	—	(7)	(19)
Other noninterest income (a)	118	109	96
Total noninterest income	$1,001	$1,010	$976
(a)The table below provides further details on certain categories included in other noninterest income.
Noninterest income was relatively stable at $1.0 billion. Decreases in service charges on deposit accounts, commercial lending fees, brokerage fees, customer derivative income, foreign exchange income and income from principal investing and warrants were mostly offset by increases in securities trading income, card fees, investment banking fees and deferred compensation asset returns (offset in noninterest expenses). Noninterest income was also impacted by a $7 million reduction in net securities losses, primarily due to a repositioning loss recorded in 2019, as well as a gain recorded in the fourth quarter of 2019 on the sale of Comerica's Health Savings Account (HSA) business.
Card fees consist primarily of interchange and other fee income earned on government prepaid card, commercial card, debit/Automated Teller Machine (ATM) card and merchant payment processing services. Card fees increased $13 million, or 5 percent, driven by volume increases in the government card program from stimulus payments under the Coronavirus Aid, Relief, and Economic Security Act, as amended by the Consolidated Appropriations Act of 2021 (CARES Act), resulting in higher interchange revenue, partially offset by a decrease in commercial and consumer card volumes due to the impact of social distancing restrictions.
Service charges on deposit accounts consist primarily of charges on retail and business accounts, including fees for treasury management services. Service charges on deposit accounts decreased $18 million, or 9 percent. The decrease reflected pandemic-driven changes in customer behavior. On commercial accounts, activity levels declined, while earnings credit allowances provided to customers increased due to growth in deposit balances. Additionally, consumer accounts were impacted by reduced non-sufficient funds and overdraft fees.
Commercial lending fees include fees assessed on the unused portion of lines of credit (unused commitment fees), syndication agent fees and loan servicing fees. These fees decreased $14 million, or 15 percent, reflecting a decrease in syndication agent fees.
Foreign exchange income decreased $4 million, or 8 percent, due to pandemic-related disruptions to international business flows and global shutdowns throughout the year.
Brokerage fees are commissions earned for facilitating securities transactions for customers as well as other brokerage services provided. Brokerage fees decreased $7 million, or 23 percent, primarily due to lower money market funds fee revenue driven by spread reductions in fees earned as a result of the decline in the fed funds rate in early 2020.
Other noninterest income increased $9 million, or 8 percent, driven by increases of $14 million in securities trading income due to fair value gains from previously converted warrants, $7 million in deferred compensation asset returns (offset in noninterest expenses) and $5 million in investment banking fees. These increases were partially offset by the $6 million decrease from the gain on sale of Comerica's HSA business in 2019, as well as decreases of $5 million in customer derivative income and $4 million in income from principal investing and warrants.

(in millions)
Years Ended December 31	2020	2019	2018
Customer derivative income (a)	$27	$32	$26
Securities trading income	23	9	8
Deferred compensation asset returns (b)	16	9	(2)
Investment banking fees	11	6	9
Income from principal investing and warrants	3	7	4
Net gain on sale of business (c)	—	6	—
All other noninterest income	38	40	51
Other noninterest income	$118	$109	$96
(a)    Customer derivative income included unfavorable valuation adjustments of $18 million and $7 million for the twelve months ended December 31, 2020 and 2019, respectively, and a favorable adjustment of $2 million for the twelve months ended December 31, 2018.
(b)    Compensation deferred by the Corporation's officers and directors is invested based on investment selections of the officers and directors. Income earned on these assets is reported in noninterest income and the offsetting change in deferred compensation plan liabilities is reported in salaries and benefits expense.
(c)    Gain on sale of the Corporation's HSA business.
Noninterest Expenses

(in millions)
Years Ended December 31	2020	2019	2018
Salaries and benefits expense	$1,019	$1,020	$1,009
Outside processing fee expense (a)	242	264	255
Occupancy expense	156	154	152
Software expense (a)	154	117	125
Equipment expense	49	50	48
Advertising expense	35	34	30
FDIC insurance expense	33	23	42
Restructuring charges	—	—	53
Other noninterest expenses	96	81	80
Total noninterest expenses	$1,784	$1,743	$1,794
(a)Includes classification adjustments related to costs incurred in cloud computing arrangements of $33 million for the twelve months ended December 31, 2020. These adjustments reduce outside processing fee expense and increase software expense due to the prospective adoption of ASU No. 2018-15, effective January 1, 2020.
Noninterest expenses increased $41 million to $1.8 billion. The change in noninterest expenses was primarily due to increases in operational losses, outside processing fee expense (net of classification change) and FDIC insurance expense, partially offset by a decrease in travel and entertainment expense. Expenses incurred during 2020 included approximately $18 million related to COVID-19, primarily for compensation and stipends to colleagues, charitable contributions, cleaning supplies, personal protective equipment and PPP technology costs.
Salaries and benefits expense was stable at $1.0 billion, reflecting lower incentive and annual stock-based compensation, mostly offset by merit increases and higher deferred compensation expense (offset in noninterest income).
Outside processing fee expense, net of the $33 million classification change, increased $11 million, or 4 percent, primarily due to volume-driven increases in government card processing expenses tied to card fee revenues and increased mortgage application volumes, partially offset by decreases in service fees associated with credit and collection.
FDIC insurance expense increased $10 million, or 43 percent, to $33 million, primarily due to higher risk-based assessment fees.
Other noninterest expenses increased $15 million and included increases of $16 million in operational losses related to several unrelated events, $5 million in other pension and postretirement benefit costs and $4 million in charitable contributions, partially offset by a $10 million reduction in travel and entertainment expense related to the pandemic.
Income Taxes and Related Items
The provision for income taxes was $117 million in 2020, compared to $334 million in 2019. The $217 million decrease in the provision for income taxes primarily reflected lower pre-tax income partially offset by an $11 million decrease in tax benefits from employee stock transactions.
Net deferred tax assets were $4 million at December 31, 2020, compared to $42 million at December 31, 2019. Refer to Note 18 to the consolidated financial statements for information about the components of net deferred tax assets. Deferred tax assets of $404 million were evaluated for realization and it was determined that a valuation allowance of $3 million related to state net operating loss carryforwards was needed at both December 31, 2020 and 2019. These conclusions were based on available evidence of projected future reversals of existing taxable temporary differences, assumptions made regarding future events and, when applicable, state loss carryback capacity.

FIRST QUARTER 2021 OUTLOOK
First Quarter 2021 Outlook

This outlook is based on management expectations for gradual improvement in economic conditions.
•Decline in average loans reflects decreases in Mortgage Banker Finance and Energy, partially offset by growth in National Dealer Services and general Middle Market. PPP loan forgiveness potentially exceeds additional advances.
•Average deposits to remain strong.
•Decline in net interest income with lower average loan balances, LIBOR and security yields as well as two fewer days in the quarter, partially offset by careful management of loan and deposit pricing.
•Provision for credit losses reflects pace of economic recovery; net charge-offs modestly higher.
•Decrease in noninterest income as fourth quarter levels of deferred compensation asset returns, card fees, warrants and securities trading income not expected to repeat, as well as a seasonal reduction in syndication fees; partly offset by increases in service charges on deposit accounts, fiduciary income and brokerage fees.
•Decrease in noninterest expenses reflects lower deferred compensation and pension expenses, seasonal reduction in occupancy, staff insurance and advertising, as well as two less days in the quarter; partially offset by higher annual stock-based compensation.
•Income tax expense to be approximately 22 percent of pre-tax income, excluding discrete items.
•Maintain strong capital levels. Preferred stock dividends of $6 million.

STRATEGIC LINES OF BUSINESS AND MARKETS
The Corporation has strategically aligned its operations into three major business segments: the Commercial Bank, the Retail Bank and Wealth Management. These business segments are differentiated based on the type of customer and the related products and services provided. In addition to the three major business segments, the Finance Division is also reported as a segment. The Other category includes items not directly associated with the business segments or the Finance segment. The performance of the business segments is not comparable with the Corporation's consolidated results and is not necessarily comparable with similar information for any other financial institution. Additionally, because of the interrelationships of the various segments, the information presented is not indicative of how the segments would perform if they operated as independent entities. Market segment results are also provided for the Corporation's three primary geographic markets: Michigan, California and Texas. In addition to the three primary geographic markets, Other Markets is also reported as a market segment. Note 22 to the consolidated financial statements describes the Corporation's segment reporting methodology as well as the business activities of each business segment and presents financial results of the business and market segments for the years ended December 31, 2020, 2019 and 2018.
The Corporation's management accounting system assigns balance sheet and income statement items to each segment using certain methodologies, which are regularly reviewed and refined. These methodologies may be modified as the management accounting system is enhanced and changes occur in the organizational structure and/or product lines.
Net interest income for each segment reflects the interest income generated by earning assets less interest expense on interest-bearing liabilities plus the net impact from associated internal funds transfer pricing (FTP). The FTP methodology allocates credits to each business segment for deposits and other funds provided as well as charges for loans and other assets being funded. FTP crediting rates on deposits and other funds provided reflect the long-term value of deposits and other funding sources based on their implied maturities. Due to the longer-term nature of implied maturities, FTP crediting rates are generally less volatile than changes in interest rates observed in the market. FTP charge rates for funding loans and other assets reflect a matched cost of funds based on the pricing and duration characteristics of the assets. As a result of applying matched funding, interest revenue for each segment resulting from loans and other assets is generally not impacted by changes in interest rates. Therefore, net interest income for each segment primarily reflects the volume of loans and other earning assets at the spread over the matched cost of funds, as well as the volume of deposits at the associated FTP crediting rates. As overall interest rates decreased in 2020, business segments, particularly those focused on generating deposits, were impacted by lower FTP crediting rates on deposits compared to the prior year. Similarly, FTP charges for funding loans decreased in 2020. Effective January 1, 2019, the Corporation prospectively discontinued allocating an additional FTP charge for the cost of maintaining liquid assets to support potential draws on unfunded loan commitments.
Business Segments
The following table presents net income (loss) by business segment.

(dollar amounts in millions)
Years Ended December 31	2020		2019		2018
Commercial Bank	$660	91%	$1,021	82%	$1,024	85%
Retail Bank	(9)	(1)	83	7	65	5
Wealth Management	74	10	140	11	121	10
	725	100%	1,244	100%	1,210	100%
Finance	(252)		(57)		(1)
Other	1		11		26
Total	$474		$1,198		$1,235

The following sections present a summary of the performance of each of the Corporation's business segments for 2020 compared to 2019.
Commercial Bank

	Years Ended December 31,			Percent Change
(dollar amounts in millions)	2020	2019	Change
Earnings summary:
Net interest income	$1,608	$1,655	$(47)	(3)%
Provision for credit losses	495	88	407	n/m
Noninterest income	555	555	—	—
Noninterest expenses	826	795	31	4
Provision for income taxes	182	306	(124)	(41)
Net income	$660	$1,021	$(361)	(35)%
Net credit-related charge-offs	$192	$111	$81	74%

Selected average balances:
Loans	$44,123	$43,477	$646	1%
Deposits	36,603	29,047	7,556	26
n/m - not meaningful
The $646 million increase in average loans primarily reflected growth in Mortgage Banker Finance, due to elevated activity, Commercial Real Estate and Business Banking, partially offset by decreases in National Dealer Services, due to an imbalance in supply and demand resulting in lower inventory, and Energy. The 2020 period included average PPP loans totaling $2.0 billion. Average deposits increased $7.6 billion, reflecting increases in all deposit categories, as customers conserved cash due to an uncertain economy. The Commercial Bank's net income decreased $361 million to $660 million. Net interest income decreased $47 million to $1.6 billion, primarily due to lower interest income from deposits (FTP basis). The provision for credit losses increased $407 million to $495 million, reflecting credit migration and the forecasted impact of the COVID-19 pandemic. Net credit-related charge-offs increased $81 million to $192 million, primarily due to increases in Energy and general Middle Market. Noninterest income was stable, while noninterest expenses increased $31 million, primarily reflecting increased corporate overhead and higher FDIC insurance expense, partially offset by lower salaries and benefits expense.
Retail Bank

	Years Ended December 31,			Percent Change
(dollar amounts in millions)	2020	2019	Change
Earnings summary:
Net interest income	$502	$568	$(66)	(12)%
Provision for credit losses	7	(4)	11	n/m
Noninterest income	110	132	(22)	(17)
Noninterest expenses	619	597	22	4
(Benefit) provision for income taxes	(5)	24	(29)	n/m
Net (loss) income	$(9)	$83	$(92)	n/m
Net credit-related charge-offs	$1	$1	$—	—%

Selected average balances:
Loans	$2,468	$2,104	$364	17%
Deposits	22,832	20,743	2,089	10
n/m - not meaningful
Average loans increased $364 million due to loans to small businesses, including PPP loans. Average deposits increased $2.1 billion, reflecting increases in all deposit categories. The Retail Bank's net income decreased $92 million to a net loss of $9 million. Net interest income decreased $66 million to $502 million due to lower interest income from deposits (FTP basis), partially offset by higher loan interest income (FTP basis) from the increase in average balances. The provision for credit losses increased $11 million from a benefit of $4 million. Noninterest income decreased $22 million, including lower service charges on deposit accounts. Noninterest expenses increased $22 million, primarily due to higher salaries and benefits expense and operational losses.

Wealth Management

	Years Ended December 31,			Percent Change
(dollar amounts in millions)	2020	2019	Change
Earnings summary:
Net interest income	$167	$183	$(16)	(9)%
Provision for credit losses	35	(14)	49	n/m
Noninterest income	263	270	(7)	(3)
Noninterest expenses	301	283	18	6
Provision for income taxes	20	44	(24)	(54)
Net income	$74	$140	$(66)	(48)%
Net credit-related charge-offs (recoveries)	$3	$(5)	$8	n/m

Selected average balances:
Loans	$5,045	$4,935	$110	2%
Deposits	4,402	3,833	569	15
n/m - not meaningful
Average loans remained relatively stable at approximately $5.0 billion. Average deposits increased $569 million, reflecting increases in all deposit categories. Wealth Management's net income decreased $66 million to $74 million. Net interest income decreased $16 million to $167 million, primarily due to lower interest income from deposits (FTP basis). The provision for credit losses increased $49 million from a benefit of $14 million. Net credit-related charge-offs increased $8 million to $3 million. Noninterest income decreased $7 million to $263 million, predominantly due to a decrease in brokerage fees. Noninterest expenses increased $18 million, primarily reflecting higher salaries and benefits expense and corporate overhead.
Market Segments
The following table presents net income (loss) by market segment.

(dollar amounts in millions)
Years Ended December 31	2020		2019		2018
Michigan	$225	31%	$369	30%	$326	27%
California	247	34	454	36	377	31
Texas	(33)	(5)	119	10	228	19
Other Markets	286	40	302	24	279	23
	725	100%	1,244	100%	1,210	100%
Finance & Other	(251)		(46)		25
Total	$474		$1,198		$1,235
The following sections present a summary of the performance of each of the Corporation's market segments for 2020 compared to 2019.
Michigan

	Years Ended December 31,			Percent Change
(dollar amounts in millions)	2020	2019	Change
Earnings summary:
Net interest income	$660	$729	$(69)	(10)%
Provision for credit losses	95	(11)	106	n/m
Noninterest income	273	291	(18)	(6)
Noninterest expenses	559	554	5	1
Provision for income taxes	54	108	(54)	(50)
Net income	$225	$369	$(144)	(39)%
Net credit-related charge-offs	$14	$11	$3	31%

Selected average balances:
Loans	$12,509	$12,553	$(44)	—%
Deposits	23,500	20,081	3,419	17
n/m - not meaningful

Average loans were relatively stable, while average deposits increased $3.4 billion, reflecting increases in all deposit categories as customers conserved cash due to an uncertain economy. The Michigan market's net income decreased $144 million to $225 million. Net interest income decreased $69 million to $660 million, primarily due to lower interest income from deposits (FTP basis). The provision for credit losses increased $106 million from a benefit of $11 million, reflecting increases in general Middle Market, Business Banking and Corporate Banking. Noninterest income decreased $18 million, including decreases in service charges on deposit accounts, card fees and brokerage fees, while noninterest expenses were relatively stable.
California

	Years Ended December 31,			Percent Change
(dollar amounts in millions)	2020	2019	Change
Earnings summary:
Net interest income	$723	$808	$(85)	(11)%
Provision for credit losses	134	(33)	167	n/m
Noninterest income	147	173	(26)	(15)
Noninterest expenses	414	406	8	2
Provision for income taxes	75	154	(79)	(51)
Net income	$247	$454	$(207)	(46)%
Net credit-related charge-offs	$31	$8	$23	n/m

Selected average balances:
Loans	$18,265	$18,413	$(148)	(1)%
Deposits	19,386	16,846	2,540	15
n/m - not meaningful
Average loans were relatively stable, while average deposits increased $2.5 billion, reflecting increases in all deposit categories. The California market's net income decreased $207 million to $247 million. Net interest income decreased $85 million to $723 million, primarily due to lower interest income from deposits (FTP basis). The provision for credit losses increased $167 million from a benefit of $33 million reflecting credit migration and the forecasted impact of the COVID-19 pandemic. Net credit-related charge-offs increased $23 million to $31 million, including increases in general Middle Market and Technology and Life Sciences, partially offset by a decline in Entertainment. Noninterest income decreased $26 million to $147 million, reflecting decreases in commercial lending fees, warrant income, card fees and customer derivative income. Noninterest expenses increased $8 million, predominantly due to an increase in corporate overhead.
Texas

	Years Ended December 31,			Percent Change
(dollar amounts in millions)	2020	2019	Change
Earnings summary:
Net interest income	$465	$493	$(28)	(5)%
Provision for credit losses	270	119	151	n/m
Noninterest income	120	128	(8)	(7)
Noninterest expenses	359	345	14	4
(Benefit) provision for income taxes	(11)	38	(49)	n/m
Net (loss) income	$(33)	$119	$(152)	n/m
Net credit-related charge-offs	$151	$93	$58	63%

Selected average balances:
Loans	$10,813	$10,616	$197	2%
Deposits	10,209	8,780	1,429	16
n/m - not meaningful

Average loans were relatively stable, while average deposits increased $1.4 billion, reflecting increases in all deposit categories. The Texas market's net income decreased $152 million to a net loss of $33 million. Net interest income decreased $28 million to $465 million, primarily due to lower interest income from deposits (FTP basis). The provision for credit losses increased $151 million to $270 million, reflecting increases in Business Banking, Commercial Real Estate and general Middle Market. Net credit-related charge-offs increased $58 million to $151 million, primarily due to increases in Energy and general Middle Market. Noninterest income decreased $8 million, including lower service charges on deposit accounts, customer derivative income, card fees and commercial lending fees, partially offset by higher investment banking fees and smaller increases in other categories. Noninterest expenses increased $14 million, predominately due to an increase in corporate overhead.
Other Markets

	Years Ended December 31,			Percent Change
(dollar amounts in millions)	2020	2019	Change
Earnings summary:
Net interest income	$429	$376	$53	14%
Provision for credit losses	38	(5)	43	n/m
Noninterest income	388	365	23	6
Noninterest expenses	414	370	44	12
Provision for income taxes	79	74	5	6
Net income	$286	$302	$(16)	(5)%
Net credit-related recoveries	$—	$(5)	$5	n/m

Selected average balances:
Loans	$10,052	$8,934	$1,118	13%
Deposits	10,742	7,916	2,826	36
n/m - not meaningful
Average loans increased $1.1 billion, which includes a sizable increase in Mortgage Banker Finance. Average deposits increased $2.8 billion, including increases in all categories with the exception of time deposits. Other Markets' net income decreased $16 million to $286 million. Net interest income increased $53 million to $429 million, primarily due to the increase in average loans. The provision for credit losses increased $43 million from a benefit of $5 million, including increases in Corporate Banking, Technology and Life Sciences and Private Banking, partially offset by a decrease in Mortgage Banker Finance. Noninterest income increased $23 million, predominantly due to higher card fees. Noninterest expenses increased $44 million, primarily reflecting increases in operational losses and corporate overhead.
Finance & Other Segments

	Years Ended December 31,			Percent Change
(dollar amounts in millions)	2020	2019	Change
Earnings summary:
Net interest expense	$(366)	$(67)	$(299)	n/m
Provision for credit losses	—	4	(4)	n/m
Noninterest income	73	53	20	39%
Noninterest expenses	38	68	(30)	(45)
Benefit for income taxes	(80)	(40)	(40)	96
Net loss	$(251)	$(46)	$(205)	n/m

Selected average balances:
Loans	$(8)	$(5)	$(3)	60%
Deposits	1,201	1,858	(657)	(35)
n/m - not meaningful
Average deposits decreased $657 million, primarily reflecting a decrease in other time deposits. Net loss for the Finance & Other category increased $205 million to $251 million. Net interest expense decreased $299 million, due to decreased net FTP revenue as a result of lower rates charged to the business segments under the Corporation's internal FTP methodology. Noninterest income increased $20 million, driven by net securities losses recorded in 2019 due to securities repositioning, as well as increased securities trading and customer derivative income. Noninterest expenses decreased $30 million, primarily due to lower salaries and benefits expense.

The following table lists the Corporation's banking centers by geographic market segment.

December 31	2020	2019	2018
Michigan	189	192	193
Texas	123	123	122
California	96	96	96
Other Markets:
Arizona	17	17	17
Florida	7	7	7
Canada	1	1	1
Total Other Markets	25	25	25
Total	433	436	436

BALANCE SHEET AND CAPITAL FUNDS ANALYSIS
Analysis of Investment Securities and Loans

(in millions)
December 31	2020	2019	2018		2017	2016
Investment securities available-for-sale:
U.S. Treasury and other U.S. government agency securities	$4,658	$2,792	$2,727		$2,727	$2,779
Residential mortgage-backed securities (a)	10,370	9,606	9,318	(b)	8,124	7,872
State and municipal securities	—	—	—		5	7
Equity and other non-debt securities	—	—	—		82	129
Total investment securities available-for-sale	15,028	12,398	12,045		10,938	10,787
Investment securities held to maturity:
Residential mortgage-backed securities (a)	—	—	—	(b)	1,266	1,582
Total investment securities	$15,028	$12,398	$12,045		$12,204	$12,369
Commercial loans	$32,753	$31,473	$31,976		$31,060	$30,994
Real estate construction loans	4,082	3,455	3,077		2,961	2,869
Commercial mortgage loans	9,912	9,559	9,106		9,159	8,931
Lease financing	594	588	507		468	572
International loans:
Banks and other financial institutions	—	—	—		4	2
Commercial and industrial	926	1,009	1,013		979	1,256
Total international loans	926	1,009	1,013		983	1,258
Residential mortgage loans	1,830	1,845	1,970		1,988	1,942
Consumer loans:
Home equity	1,588	1,711	1,765		1,816	1,800
Other consumer	606	729	749		738	722
Total consumer loans	2,194	2,440	2,514		2,554	2,522
Total loans	$52,291	$50,369	$50,163		$49,173	$49,088
(a)Issued and/or guaranteed by U.S. government agencies or U.S. government-sponsored enterprises.
(b)Effective with the adoption of ASU 2017-12 “Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities” on January 1, 2018, the Corporation transferred residential mortgage-backed securities with a book value of approximately $1.3 billion from held-to-maturity to available-for-sale.

Earning Assets
Loans
On a period-end basis, total loans increased $1.9 billion to $52.3 billion at December 31, 2020, compared to $50.4 billion at December 31, 2019. Average total loans increased $1.1 billion to $51.6 billion in 2020, compared to $50.5 billion in 2019. The following tables provide information about the changes in the Corporation's average loan portfolio in 2020 compared to 2019.

(dollar amounts in millions)				Percent Change
Years Ended December 31	2020	2019	Change
By Business Line:
General Middle Market	$12,227	$12,139	$88	1%
National Dealer Services	5,967	7,652	(1,685)	(22)
Equity Fund Services	2,367	2,570	(203)	(8)
Energy	2,021	2,449	(428)	(17)
Environmental Services	1,406	1,200	206	17
Technology and Life Sciences	1,298	1,265	33	3
Entertainment	657	739	(82)	(11)
Total Middle Market	25,943	28,014	(2,071)	(7)
Commercial Real Estate	6,564	5,595	969	17
Corporate Banking	4,492	4,231	261	6
Small Business	3,948	3,487	461	13
Mortgage Banker Finance	3,176	2,150	1,026	48
Total Commercial Bank	44,123	43,477	646	1
Total Retail Bank	2,468	2,104	364	17
Total Wealth Management	5,045	4,935	110	2
Total Finance and Other	(5)	(5)	—	—%
Total loans	$51,631	$50,511	$1,120	2%
By Loan Type:
Commercial loans (a)	$32,144	$32,053	91	—%
Real estate construction loans	3,912	3,325	587	18
Commercial mortgage loans	9,839	9,170	669	7
Lease financing	594	557	37	7
International loans	1,028	1,019	9	1
Residential mortgage loans	1,905	1,929	(24)	(1)
Consumer loans:
Home equity	1,667	1,741	(74)	(4)
Other consumer	542	717	(175)	(24)
Total consumer loans	2,209	2,458	(249)	(10)
Total loans	$51,631	$50,511	$1,120	2%
By Geographic Market:
Michigan	$12,509	$12,553	$(44)	—%
California	18,265	18,413	(148)	(1)
Texas	10,813	10,616	197	2
Other Markets	10,052	8,934	1,118	13
Finance and Other	(8)	(5)	(3)	60%
Total loans	$51,631	$50,511	$1,120	2%
(a) Includes PPP loans with average balances of $2.5 billion for the year ended December 31, 2020.
Middle Market business lines generally serve customers with annual revenue between $30 million and $500 million. Within the Middle Market business lines, the largest changes were decreases in National Dealer Services and Energy. National Dealer Services provides floor plan inventory financing and commercial mortgages to auto dealerships. The $1.7 billion decrease in National Dealer Services loans reflected an imbalance in supply and demand resulting in lower inventory. Customers in the Energy business line are primarily engaged in the oil and gas businesses. The $428 million decrease in Energy loans reflected lower oil and gas prices as well as reduced production activity. For more information on Energy loans, refer to "Energy Lending" in the "Risk Management" section of this financial review.

Mortgage Banker Finance provides short-term, revolving lines of credit to independent mortgage banking companies and therefore partly reflects the level of home sales and refinancing activity in the market as a whole. The $1.0 billion increase was primarily due to elevated activity resulting from the lower interest rate environment.
Commercial Real Estate is comprised of real estate construction and commercial mortgage loans. Real estate construction loans primarily include loans in the Commercial Real Estate business line, which generally serve commercial real estate developers. Commercial mortgage loans are loans where the primary collateral is a lien on any real property and are primarily loans secured by owner-occupied real estate. Real property is generally considered primary collateral if the value of that collateral represents more than 50 percent of the commitment at loan approval. The $969 million increase in Commercial Real Estate was primarily driven by additional draws on existing multifamily, industrial and storage construction lines, a slowdown in prepayments due to current economic conditions and increased term debt financing.
Investment Securities

(dollar amounts in millions)	U.S. Treasury and other U.S. government agency securities		Residential mortgage-backed securities (a)		Total investment securities
December 31, 2020	Amount	Yield	Amount	Yield	Amount	Yield
Maturity (b)
Within 1 year	$1,570	1.31%	$1	1.56%	$1,571	1.31%
1-5 Years	3,088	1.68	209	2.35	3,297	1.72
5-10 Years	—	—	716	2.22	716	2.22
After 10 Years	—	—	9,444	1.57	9,444	1.57
Total	4,658	1.55	10,370	1.63	15,028	1.57
Weighted Average Maturity (years)	1.8		23.3		16.6
(a)Issued and/or guaranteed by U.S. government agencies or U.S. government-sponsored enterprises.
(b)Based on final contractual maturity.
Investment securities were $15.0 billion at December 31, 2020 and $12.4 billion at December 31, 2019. At December 31, 2020, the weighted-average expected life of the Corporation's residential mortgage-backed securities portfolio was approximately 2.9 years. On an average basis, investment securities increased $1.3 billion to $13.4 billion in 2020, compared to $12.1 billion in 2019, as a portion of excess liquidity was invested in $1.8 billion of U.S. Treasury bonds and $500 million of mortgage-backed securities in the third quarter of 2020.
The Corporation repositioned treasury securities in 2019 by selling $1.0 billion and purchasing higher-yielding treasuries, which resulted in after-tax losses of $6 million.
Interest-Bearing Deposits with Banks and Other Short-Term Investments
Interest-bearing deposits with banks primarily include deposits with the Federal Reserve Bank (FRB) and also include deposits with banks in developed countries or international banking facilities of foreign banks located in the United States. Interest-bearing deposits with banks are mostly used to manage liquidity requirements of the Corporation. Interest-bearing deposits with banks increased $9.9 billion to $14.7 billion at December 31, 2020, resulting from growth in relationship-based deposits as customers conserve cash in an uncertain economy. On an average basis, interest-bearing deposits with banks increased $6.8 billion to $10.2 billion in 2020.
Other short-term investments include federal funds sold, trading securities, money market investments and loans held-for-sale. Substantially all trading securities are deferred compensation plan assets. Loans held-for-sale typically represent residential mortgage loans originated with management's intention to sell and, from time to time, other loans that are transferred to held-for-sale. Other short-term investments increased $17 million to $172 million at December 31, 2020. On an average basis, other short-term investments increased $10 million to $153 million in 2020.

Deposits and Borrowed Funds
At December 31, 2020, total deposits were $72.9 billion, an increase of $15.6 billion, or 27%, compared to $57.3 billion at December 31, 2019, reflecting increases of $12.0 billion, or 44%, in noninterest-bearing deposits and $3.6 billion, or 12%, in interest-bearing deposits. The Corporation's average deposits and borrowed funds balances are detailed in the following table.

(dollar amounts in millions)				Percent Change
Years Ended December 31	2020	2019	Change
Noninterest-bearing deposits	$33,053	$26,644	$6,409	24%
Money market and interest-bearing checking deposits	26,798	23,417	3,381	14
Savings deposits	2,454	2,166	288	13
Customer certificates of deposit	2,626	2,522	104	4
Other time deposits	17	705	(688)	(98)
Foreign office time deposits	90	27	63	n/m
Total deposits	$65,038	$55,481	$9,557	17%
Short-term borrowings	$314	$369	$(55)	(15)
Medium- and long-term debt	6,549	6,955	(406)	(6)
Total borrowed funds	$6,863	$7,324	$(461)	(6)%
n/m - not meaningful
Average deposits increased $9.6 billion to $65.0 billion in 2020, compared to $55.5 billion in 2019, reflecting increases of $6.4 billion in noninterest-bearing and $3.2 billion in interest-bearing deposits. The increases were primarily the result of customers continuing to conserve cash in the face of the current uncertain economic climate.
There were no short-term borrowings at December 31, 2020, compared to $71 million at December 31, 2019. Short-term borrowings primarily include federal funds purchased, short-term FHLB advances and securities sold under agreements to repurchase. Average short-term borrowings decreased $55 million, to $314 million in 2020, compared to $369 million in 2019.
The Corporation uses medium- and long-term debt, which includes long-term FHLB advances, medium- and long-term senior notes as well as subordinated notes, to provide funding for earning assets, liquidity and regulatory capital. Total medium- and long-term debt at December 31, 2020 decreased $1.5 billion to $5.7 billion, compared to $7.3 billion at December 31, 2019. The decrease primarily reflected the early redemption of $1.0 billion of FHLB advances, as well as the maturity of $675 million of medium-term notes. Average medium- and long-term debt decreased $406 million, or 6 percent, to $6.5 billion in 2020, compared to $7.0 billion in 2019.
Further information on medium- and long-term debt is provided in Note 12 to the consolidated financial statements.
Capital
Total shareholders' equity increased $723 million to $8.1 billion at December 31, 2020, compared to $7.3 billion at December 31, 2019. The following table presents a summary of changes in total shareholders' equity in 2020.

(in millions)
Balance at January 1, 2020		$7,327
Cumulative effect of change in accounting principle (a)		13
Net income		474
Cash dividends declared on common stock		(378)
Cash dividends declared on preferred stock		(13)
Purchase of common stock		(194)
Issuance of preferred stock		394
Other comprehensive income:
Investment securities	$146
Cash flow hedges	121
Defined benefit and other postretirement plans	136
Total other comprehensive income		403
Share-based compensation		24
Balance at December 31, 2020		$8,050
(a) Effective January 1, 2020, the Corporation adopted the provisions of ASU No. 2016-13, "Financial Instruments - Credit Losses" (Topic 326). For further information, refer to Note 1 to the consolidated financial statements.

The following table summarizes the Corporation’s repurchase activity for the year ended December 31, 2020.

(shares in thousands)	Total Number of Shares Purchased as Part of Publicly Announced Repurchase Plans or Programs	Remaining Repurchase Authorization (a)	Total Number of Shares Purchased (b)	Average Price Paid Per Share
First Quarter 2020	3,227	4,870	3,322	$58.70
Second Quarter 2020	—	4,870	6	28.63
Third Quarter 2020	—	4,870	7	37.94
Fourth Quarter 2020	—	4,870	4	38.26
Total 2020	3,227	4,870	3,339	58.58
(a) Maximum number of shares that may yet be purchased under the publicly announced plans or programs.
(b) Includes approximately 112,000 shares purchased pursuant to deferred compensation plans and shares purchased from employees to pay for taxes related to restricted stock vesting under the terms of an employee share-based compensation plan during the year ended December 31, 2020. These transactions are not considered part of the Corporation's repurchase program.
In March 2020, as the economic climate grew increasingly uncertain, the Corporation suspended its share repurchase program with a focus on deploying capital to meet customers' growing financing requirements, resulting in no share repurchases under the program for the remainder of the year. The Corporation will continue to assess the resumption of repurchases subject to various factors including financial performance, capital needs and market conditions. Since the inception of the share repurchase program in 2010, a total of 87.2 million shares have been authorized for repurchase. There is no expiration date for the share repurchase program.
In May 2020, the Corporation issued $400 million of 5.625% non-cumulative perpetual preferred stock, which yielded $394 million in proceeds net of underwriting discounts and offering expenses. See Note 13 to the consolidated financial statements for further information about the terms of the preferred stock.
The Corporation is prepared to continue using capital and liquidity in a responsible way to assist customers impacted by the COVID-19 crisis with a target of attaining and maintaining a Common Equity Tier 1 (CET1) capital ratio of approximately 10 percent. At December 31, 2020, the Corporation's CET1 capital ratio was 10.34 percent, an increase of 21 basis points compared to December 31, 2019.
The Corporation is subject to the capital adequacy standards under the Basel III regulatory framework (Basel III). This regulatory framework establishes comprehensive methodologies for calculating regulatory capital and risk-weighted assets (RWA). Basel III also set minimum capital ratios as well as overall capital adequacy standards.
Under Basel III, regulatory capital comprises CET1 capital, additional Tier 1 capital and Tier II capital. CET1 capital predominantly includes common shareholders' equity, less certain deductions for goodwill, intangible assets and deferred tax assets that arise from net operating losses and tax credit carry-forwards. Additionally, the Corporation has elected to permanently exclude capital in accumulated other comprehensive income (AOCI) related to debt and equity securities classified as available-for-sale as well as for cash flow hedges and defined benefit postretirement plans from CET1, an option available to standardized approach entities under Basel III. Tier 1 capital incrementally includes noncumulative perpetual preferred stock. Tier 2 capital includes Tier 1 capital as well as subordinated debt qualifying as Tier 2 and qualifying allowance for credit losses. In 2020, the Corporation elected regulatory relief to defer the impact of adopting the CECL model for measuring credit losses on regulatory capital. At December 31, 2020, $72 million, or a cumulative 11-basis-point benefit to the capital ratios, was deferred. Also in 2020, the Corporation adopted capital rules issued by federal banking agencies that simplified certain regulatory capital rules, including the capital treatment of mortgage servicing assets, certain deferred tax assets, investments in the capital instruments of unconsolidated financial institutions and minority interests. For further information about the adoption of CECL, refer to Note 1 to the consolidated financial statement.
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
(a)In addition to the minimum risk-based capital requirements, the Corporation is required to maintain a minimum capital conservation buffer in the form of common equity tier 1 capital, in order to avoid restrictions on capital distributions and discretionary bonuses.
The Corporation's capital ratios exceeded minimum regulatory requirements as follows:

	December 31, 2020		December 31, 2019
(dollar amounts in millions)	Capital/Assets	Ratio	Capital/Assets	Ratio
Common equity tier 1 (a), (b)	$6,919	10.34%	$6,919	10.13%
Tier 1 risk-based (a), (b)	7,313	10.93	6,919	10.13
Total risk-based (a)	8,833	13.20	8,282	12.13
Leverage (a)	7,313	8.63	6,919	9.51
Common shareholders' equity	7,656	8.69	7,327	9.98
Tangible common equity (b)	7,020	8.02	6,688	9.19
Risk-weighted assets (a)	66,931		68,273
(a)December 31, 2020 risk-weighted assets and ratios reflect deferral of CECL model impact as calculated per regulatory guidance.
(b)See Supplemental Financial Data section for reconciliations of non-GAAP financial measures and regulatory ratios.
At December 31, 2020, the Corporation and its U.S. banking subsidiaries exceeded the capital ratios required for an institution to be considered “well capitalized” by the standards developed under the Federal Deposit Insurance Corporation Improvement Act of 1991. Refer to Note 20 to the consolidated financial statements for further discussion of regulatory capital requirements, capital ratio calculations and restrictions on the ability of the Corporation's banking subsidiaries to transfer assets to the Corporation.

RISK MANAGEMENT
The Corporation assumes various types of risk as a result of conducting business in the normal course. The Corporation's enterprise risk management framework provides a process for identifying, measuring, controlling and managing these risks. This framework incorporates a risk assessment process, a collection of risk committees that manage the Corporation's major risk elements and a risk appetite statement that outlines the levels and types of risks the Corporation accepts. The Corporation continuously enhances its enterprise risk framework with additional processes, tools and systems designed to not only provide management with deeper insight into the various existing and emerging risks in accordance with its appetite for risk, but also to improve the Corporation's ability to control those risks and ensure that appropriate consideration is received for the risks taken.
The Corporation’s front line employees, the first line of defense, are responsible for the day-to-day management and ownership of risks, including the identification, assessment, measurement and control of risks encountered as a part of the normal course of business. Each of the major risk categories are further monitored and measured by specialized risk managers in the second line of defense within the Enterprise Risk Division, who provide oversight, independent and effective challenge and guidance for the risk management activities of the organization. The Enterprise Risk Division, led by the Chief Risk Officer, is responsible for designing and managing the Corporation’s enterprise risk management framework and ensures effective risk management oversight. Risk management committees serve as a point of review and escalation for those risks which may have risk interdependencies or where risk levels may be nearing the limits outlined in the Corporation’s risk appetite statement. These committees comprise senior and executive management that represent views from both the lines of business and risk management. Internal Audit, the third line of defense, monitors and assesses the overall effectiveness of the risk management framework on an ongoing basis and provides an independent, objective assessment of the Corporation’s ability to manage and control risk to management and the Audit Committee of the Board.
The Enterprise-Wide Risk Management Committee, chaired by the Chief Risk Officer, is established by the Enterprise Risk Committee of the Board, and is responsible for governance over the risk management framework, providing oversight in managing the Corporation's aggregate risk position and reporting on the comprehensive portfolio of risks as well as the potential impact these risks can have on the Corporation's risk profile and resulting capital level. Capital provides the primary buffer for risk and also serves as a measuring tool when evaluating risk. The Enterprise-Wide Risk Management Committee is principally composed of senior officers and executives representing the different risk areas and business units who are appointed by the Chairman and Chief Executive Officer of the Corporation.
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
Credit Risk
Credit risk represents the risk of loss due to failure of a customer or counterparty to meet its financial obligations in accordance with contractual terms. Credit risk is found in all activities where success depends on counterparty, issuer or borrower performance. It arises any time funds are extended, committed, invested or otherwise exposed, whether reflected on or off the balance sheet. The governance structure is administered through the Strategic Credit Committee. The Strategic Credit Committee is chaired by the Chief Credit Officer and approves recommendations to address credit risk matters through credit policy, credit risk management practices and required credit risk actions. The Strategic Credit Committee also ensures a comprehensive reporting of credit risk levels and trends, including exception levels, along with identification and mitigation of emerging risks. In order to facilitate the corporate credit risk management process, various other corporate functions provide the resources for the Strategic Credit Committee to carry out its responsibilities. The Corporation manages credit risk through underwriting and periodically reviewing and approving its credit exposures using approved credit policies and guidelines. Additionally, the Corporation manages credit risk through loan portfolio diversification, limiting exposure to any single industry, customer or guarantor, and selling participations and/or syndicating credit exposures above those levels it deems prudent to third parties.
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
Portfolio Risk Analytics, within the Credit Division, provides comprehensive reporting on portfolio credit risk levels and trends, continuous assessment and verification of risk rating models, quarterly calculation of the allowance for loan losses and the allowance for credit losses on lending-related commitments and calculations of both expected and unexpected loss.
Allowance for Credit Losses
The allowance for credit losses includes both the allowance for loan losses and the allowance for credit losses on lending-related commitments. Effective January 1, 2020, the allowance for credit losses reflected the adoption of Topic 326, which requires companies to estimate credit losses using the CECL framework. As a percentage of total loans, the allowance for credit losses was 1.90 percent at December 31, 2020, compared to 1.33 percent at December 31, 2019. Excluding $3.5 billion in PPP loans, which are guaranteed by the Small Business Administration, the allowance for credit losses was 2.03 percent of total loans at December 31, 2020. The allowance for credit losses covered 2.8 times and 3.3 times total nonperforming loans at December 31, 2020 and December 31, 2019, respectively.
At adoption on January 1, 2020, the scope and severity of the economic crisis resulting from the COVID-19 pandemic were unknown. As such, the economic scenario used by the Corporation to develop its estimate of CECL as of the adoption date reflected a continued moderate U.S. economic expansion compared to 2019 levels and a stable interest rate environment, with the federal funds rate remaining in the 1.50- to 1.75-percent range. Other assumptions included the resolution of trade tensions, a calmer global economy and a strong U.S. dollar, all of which supported modest industrial production growth and stable oil prices. The forecast also assumed strong labor market conditions to support the consumer sector. Management considered the level of uncertainty regarding its economic assumptions as part of the qualitative adjustment. The adoption of CECL resulted in a $17 million day-one decrease in the allowance for credit losses, from $668 million at December 31, 2019 under the incurred loss model. See Note 1 to the consolidated financial statements for further information about the adoption of CECL.
The allowance for credit losses increased by $341 million from the adoption date to $992 million at December 31, 2020, primarily reflecting the economic impacts of the COVID-19 pandemic and the response by domestic and global governmental authorities, including quarantines and other social distancing policies aimed at fighting the spread of the virus. In early 2020, energy markets, which were experiencing stress prior to the pandemic, were further impacted by the rapid decline in demand resulting from social distancing policies. Energy prices and demand improved in the second half of 2020 as the economy began to recover, but energy markets remain uncertain.
The U.S. economy contracted into a recession with unusual speed and force in the first half of 2020, ending the longest expansionary period in U.S. history. The U.S. government and the Federal Reserve responded to the pandemic with unprecedented measures. The Federal Reserve reduced the target federal funds rate to zero to 0.25 percent and Congress passed the CARES Act that included an estimated $2 trillion stimulus package. Although the U.S. economy began to recover in third quarter 2020 as social distancing policies loosened, economic metrics in fourth quarter 2020 indicate an uneven path to recovery. In December 2020, Congress amended the CARES Act through the Consolidated Appropriations Act of 2021 to add an additional $900 billion of stimulus relief to mitigate the continued impacts of the pandemic. While certain factors point to improving economic conditions, uncertainty remains regarding the path of the economic recovery, the mitigating impacts of government interventions, the success of vaccine distribution and the efficacy of administered vaccines, as well as the effects of the change in leadership resulting from the recent elections.
These factors shaped the 2-year reasonable and supportable forecast used by the Corporation in its CECL modeled estimate at December 31, 2020. After a partial rebound in real gross domestic product (GDP) growth in third and fourth quarters 2020, forecasted GDP reaches pre-pandemic, fourth quarter 2019 levels by the latter portion of 2021, normalizing into historical growth rates in the second half of the forecast period. Forecasts for other key economic variables, including the unemployment rate and oil prices, are generally in line with GDP projections. Interest rates remain low, reflecting the Federal Reserve's expectation that rates will remain at current levels in the near-to mid-term, while corporate bond rates reflect decreasing default risk, with slight improvements as the forecasted horizon moved by one quarter. Economic forecasts for fourth quarter 2020 were generally consistent with third quarter 2020 forecasts. The following table summarizes the forecasts for the economic variables most impactful to the allowance for credit losses estimate at December 31, 2020.

Economic Variable	Base Forecast
Real GDP growth	Growth peaks at 4 percent in second and third quarters 2021, normalizing into long-term growth rates of 2 to 3 percent through 2022.
Unemployment rate	Current levels gradually decrease throughout forecast period to 5 percent by fourth quarter 2022.
Corporate BBB bond to 10-year Treasury bond spreads	Spreads at normalized levels between 1.5 and 1.7 percent throughout the forecast period.
Oil Prices	Prices steadily increase from $40 to $53 per barrel by fourth quarter 2022.
Due to the high degree of uncertainty regarding the ultimate economic consequences of the pandemic, as well as the effectiveness of the government's stimulus packages, management considered other economic scenarios to make appropriate qualitative adjustments for certain sectors of its lending portfolio, including more benign and more severe forecasts.
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

Analysis of the Allowance for Credit Losses

(dollar amounts in millions)
	2020	2019	2018	2017	2016
Balance at beginning of year
Allowance for loan losses	$637	$671	$712	$730	$634
Allowance for credit losses on lending-related commitments	31	30	42	41	45
Allowance for credit losses	668	701	754	771	679
Cumulative effect of change in accounting principle	(17)	—	—	—	—
Loan charge-offs:
Commercial	232	143	95	133	181
Commercial mortgage	1	3	3	3	3
Lease financing	—	—	—	1	—
International	—	1	1	6	23
Residential mortgage	—	1	—	—	—
Consumer	5	4	4	6	7
Total loan charge-offs	238	152	103	149	214
Recoveries on loans previously charged-off:
Commercial	34	35	44	37	43
Real estate construction	—	—	—	1	—
Commercial mortgage	4	4	2	9	20
International	—	1	1	3	—
Residential mortgage	—	1	1	1	1
Consumer	4	4	4	6	4
Total recoveries	42	45	52	57	68
Net loan charge-offs	196	107	51	92	146
Foreign currency translation adjustment	—	—	(1)	1	1
Charge-offs on lending-related commitments (a)	—	—	—	—	11
Provision for credit losses:
Provision for loan losses	524	73	11	73	241
Provision for credit losses on lending-related commitments	13	1	(12)	1	7
Provision for credit losses	537	74	(1)	74	248
Balance at end of year
Allowance for loan losses	948	637	671	712	730
Allowance for credit losses on lending-related commitments	44	31	30	42	41
Allowance for credit losses	$992	$668	$701	$754	$771
Allowance for loan losses as a percentage of total loans at end of year	1.81%	1.27%	1.34%	1.45%	1.49%
Allowance for loan losses as a percentage of total loans excluding PPP loans	1.94	n/a	n/a	n/a	n/a
Allowance for credit losses as a percentage of total loans at end of year	1.90	1.33	1.40	1.53	1.57
Allowance for credit losses as a percentage of total loans excluding PPP loans	2.03	n/a	n/a	n/a	n/a
Allowance for loan losses as a multiple of total nonperforming loans at end of year	2.7x	3.1x	2.9x	1.7x	1.2x
Allowance for credit losses as a multiple of total nonperforming loans at end of year	2.8x	3.3x	3.1x	1.8x	1.3x
Allowance for loan losses as a multiple of total net loan charge-offs for the year	4.8x	6.0x	13.1x	7.7x	5.0x
Net loan charge-offs during the year as a percentage of average loans outstanding during the year	0.38%	0.21%	0.11%	0.19%	0.30%
(a)    Charge-offs result from the sale of unfunded lending-related commitments.
n/a - not applicable
As a percentage of total loans, the allowance for loan losses was 1.81 percent at December 31, 2020, compared to 1.27 percent at December 31, 2019. Excluding PPP loans, the allowance for loan losses was 1.94 percent of total loans at December 31, 2020. The allocation of reserves for Energy loans was approximately 8 percent in response to sustained pressures on the Energy portfolio. Nonperforming loans were 0.67 percent of total loans at December 31, 2020, compared to 0.40 percent at December 31, 2019, and the allowance for loan losses covered 2.7 times and 3.1 times total nonperforming loans at December 31, 2020 and 2019, respectively.
The allowance for credit losses on lending-related commitments totaled $44 million and $31 million at December 31, 2020 and 2019, respectively.
Allocation of the Allowance for Credit Losses

	2020			2019		2018		2017		2016
(dollar amounts in millions)	Allocated Allowance	Allowance Ratio (a)	% (b)	Allocated Allowance	% (b)	Allocated Allowance	% (b)	Allocated Allowance	% (b)	Allocated Allowance	% (b)
December 31
Allowance for loan losses
Business loans
Commercial (c)	$508	1.55%	62%	$490	62%	$492	64%	$521	63%	$547	63%
Real estate construction	62	1.53	8	17	7	19	6	19	6	21	6
Commercial mortgage	299	3.02	19	81	19	99	18	91	19	93	18
Lease financing	10	1.67	1	3	1	4	1	12	1	5	1
International	16	1.69	2	10	2	13	2	18	2	16	3
Total business loans	895	1.85	92	601	91	627	91	661	91	682	91
Retail loans
Residential mortgage	16	0.87	4	7	4	9	4	13	4	11	4
Consumer	37	1.70	4	29	5	35	5	38	5	37	5
Total retail loans	53	1.32	8	36	9	44	9	51	9	48	9
Total loans	948	1.81%	100%	$637	100%	671	100%	712	100%	730	100%
Allowance for credit losses on lending-related commitments
Business commitments	35			28		26		38		38
Retail commitments	9			3		4		4		3
Total commitments	44			31		30		42		41
Allowance for credit losses	$992	1.90%		$668		$701		$754		$771
(a)Allocated allowance as a percentage of related loans outstanding.
(b)Loans outstanding as a percentage of total loans.
(c)Includes PPP loans with a balance of $3.5 billion at December 31, 2020.
For additional information regarding the allowance for credit losses, refer to the "Critical Accounting Policies" section of this financial review and Notes 1 and 4 to the consolidated financial statements.
Nonperforming Assets
Nonperforming assets include loans on nonaccrual status, TDRs which have been renegotiated to less than the original contractual rates (reduced-rate loans) and foreclosed assets. TDRs include performing and nonperforming loans, with nonperforming TDRs on either nonaccrual or reduced-rate status. In accordance with the provisions of the CARES Act, the Corporation elected not to consider qualifying COVID-19-related modifications, primarily deferrals, as TDRs and does not designate such loans as past due or nonaccrual. For additional information regarding the Corporation's accounting policies for the CARES Act, refer to Note 1 to the consolidated financial statements.

Summary of Nonperforming Assets and Past Due Loans

(dollar amounts in millions)
December 31	2020	2019	2018	2017	2016
Nonaccrual loans:
Business loans:
Commercial	$252	$148	$141	$309	$445
Real estate construction	1	—	—	—	—
Commercial mortgage	29	14	20	31	46
Lease financing	1	—	2	4	6
International	—	—	3	6	14
Total nonaccrual business loans	283	162	166	350	511
Retail loans:
Residential mortgage	47	20	36	31	39
Consumer:
Home equity	17	17	19	21	28
Other consumer	—	—	—	—	4
Total consumer	17	17	19	21	32
Total nonaccrual retail loans	64	37	55	52	71
Total nonaccrual loans	347	199	221	402	582
Reduced-rate loans	3	5	8	8	8
Total nonperforming loans	350	204	229	410	590
Foreclosed property	8	11	1	5	17
Other repossessed assets	1	—	—	—	—
Total nonperforming assets	$359	$215	$230	$415	$607
Gross interest income that would have been recorded had the nonaccrual and reduced-rate loans performed in accordance with original terms	$24	$20	$19	$31	$38
Interest income recognized	6	5	4	7	6
Nonperforming loans as a percentage of total loans	0.67%	0.40%	0.46%	0.83%	1.20%
Nonperforming assets as a percentage of total loans and foreclosed property	0.69	0.43	0.46	0.84	1.24
Loans past due 90 days or more and still accruing	$45	$26	$16	$35	$19
Nonperforming assets increased $144 million to $359 million at December 31, 2020, from $215 million at December 31, 2019. Nonperforming assets were 0.69 percent of total loans and foreclosed property at December 31, 2020, compared to 0.43 percent at December 31, 2019.
As of December 31, 2020, COVID-19-related payment deferrals totaled $141 million, or 0.27 percent of total loans, representing approximately 100 obligors and consisting of 58 percent retail loans, primarily residential mortgages, and 42 percent commercial loans. Initial deferrals have expired and new requests have been nominal as customers continue to adjust to the new environment, resulting in a $244 million decrease in deferrals since third quarter 2020. Loans with COVID-19-related deferred payments on a third deferral, primarily residential mortgages, totaled $72 million at December 31, 2020 and would generally be considered TDRs if not for the provisions in the CARES Act.
The following table presents a summary of TDRs at December 31, 2020 and 2019.

(in millions)
December 31	2020	2019
Nonperforming TDRs:
Nonaccrual TDRs	$33	$36
Reduced-rate TDRs	3	5
Total nonperforming TDRs	36	41
Performing TDRs (a)	41	69
Total TDRs	$77	$110
(a)TDRs that do not include a reduction in the original contractual interest rate which are performing in accordance with their modified terms.
During the twelve months ended December 31, 2020, $22 million of previously performing Energy TDRs were transferred to nonaccrual or charged off. At December 31, 2020, Energy TDRs totaled $9 million, all of which were on nonaccrual status, compared to $14 million at December 31, 2019.

The following table presents a summary of changes in nonaccrual loans.

(in millions)
Years Ended December 31	2020	2019
Balance at beginning of period	$199	$221
Loans transferred to nonaccrual (a)	482	230
Nonaccrual loan gross charge-offs	(238)	(152)
Loans transferred to accrual status (a)	(3)	(7)
Nonaccrual loans sold	(14)	(15)
Payments/other (b)	(79)	(78)
Balance at end of period	$347	$199
(a)Based on an analysis of nonaccrual loans with book balances greater than $2 million.
(b)Includes net changes related to nonaccrual loans with balances less than or equal to $2 million, payments on nonaccrual loans with book balances greater than $2 million and transfers of nonaccrual loans to foreclosed property.
There were 42 borrowers with a balance greater than $2 million, totaling $482 million, transferred to nonaccrual status in 2020, an increase of 19, compared to 23 borrowers totaling $230 million in 2019. For further information about the composition of loans transferred to nonaccrual during the current period, refer to the nonaccrual information by industry category table below.
The following table presents the composition of nonaccrual loans by balance and the related number of borrowers at December 31, 2020 and 2019.

	2020		2019
(dollar amounts in millions)	Number of Borrowers	Balance	Number of Borrowers	Balance
Under $2 million	682	$83	708	$74
$2 million - $5 million	20	61	8	22
$5 million - $10 million	9	73	6	49
$10 million - $25 million	7	94	4	54
Greater than $25 million	1	36	—	—
Total	719	$347	726	$199
The following table presents a summary of nonaccrual loans at December 31, 2020 and loans transferred to nonaccrual and net loan charge-offs for the year ended December 31, 2020, based on North American Industry Classification System (NAICS) categories.

	December 31, 2020		Year Ended December 31, 2020
(dollar amounts in millions)	Nonaccrual Loans		Loans Transferred to Nonaccrual (a)		Net Loan Charge-Offs
Industry Category
Mining, Quarrying and Oil & Gas Extraction	$114	33%	$289	60%	$125	64%
Residential Mortgage	47	14	14	3	—	—
Transportation & Warehousing	36	10	36	7	—	—
Manufacturing	33	10	27	6	5	3
Wholesale Trade	29	8	13	3	10	5
Real Estate & Home Builders	16	4	24	5	11	6
Information & Communication	14	4	—	—	1	1
Services	12	3	21	4	8	4
Arts, Entertainment & Recreation	9	3	24	5	15	8
Health Care & Social Assistance	4	1	2	1	3	1
Retail Trade	4	1	12	2	11	5
Contractors	3	1	—	—	—	—
Other (b)	26	8	20	4	7	3
Total	$347	100%	$482	100%	$196	100%
(a)Based on an analysis of nonaccrual loans with book balances greater than $2 million.
(b)Consumer, excluding residential mortgage and certain personal purpose nonaccrual loans and net charge-offs, is included in the Other category.

Loans past due 90 days or more and still accruing interest generally represent loans that are well collateralized and in the process of collection. Loans past due 90 days or more increased $19 million to $45 million at December 31, 2020, compared to $26 million at December 31, 2019. Loans past due 30-89 days increased $277 million to $404 million at December 31, 2020, compared to $127 million at December 31, 2019. An aging analysis of loans included in Note 4 to the consolidated financial statements provides further information about the balances comprising past due loans.
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

(dollar amounts in millions)
December 31	2020	2019
Total criticized loans	$2,947	$2,120
As a percentage of total loans	5.6%	4.2%
The $827 million increase in criticized loans during the year ended December 31, 2020 included increases of $347 million in general Middle Market and $230 million in Energy.
For further information regarding the Corporation's nonperforming assets policies, refer to Notes 1 and 4 to the consolidated financial statements.
Concentrations of Credit Risk
Concentrations of credit risk may exist when a number of borrowers are engaged in similar activities, or activities in the same geographic region, and have similar economic characteristics that would cause them to be similarly impacted by changes in economic or other conditions. The Corporation has concentrations of credit risk with the commercial real estate and automotive industries. All other industry concentrations, as defined by management, individually represented less than 10 percent of total loans at December 31, 2020.
Commercial Real Estate Lending
At December 31, 2020, the Corporation's commercial real estate portfolio represented 27 percent of total loans. The following table summarizes the Corporation's commercial real estate loan portfolio by loan category.

	December 31, 2020			December 31, 2019
(in millions)	Commercial Real Estate business line (a)	Other (b)	Total	Commercial Real Estate business line (a)	Other (b)	Total
Real estate construction loans	$3,657	$425	$4,082	$3,044	$411	$3,455
Commercial mortgage loans	2,273	7,639	9,912	2,176	7,383	9,559
Total commercial real estate	$5,930	$8,064	$13,994	$5,220	$7,794	$13,014
(a)Primarily loans to real estate developers.
(b)Primarily loans secured by owner-occupied real estate.
The Corporation limits risk inherent in its commercial real estate lending activities by monitoring borrowers directly involved in the commercial real estate markets and adhering to conservative policies on loan-to-value ratios for such loans. Commercial real estate loans, consisting of real estate construction and commercial mortgage loans, totaled $14.0 billion at December 31, 2020. Of the total, $5.9 billion, or 42 percent, were to borrowers in the Commercial Real Estate business line, which includes loans to real estate developers, an increase of $710 million compared to December 31, 2019. Commercial real estate loans in other business lines totaled $8.1 billion, or 58 percent, at December 31, 2020. These loans consisted primarily of owner-occupied commercial mortgages, which bear credit characteristics similar to non-commercial real estate business loans.
The real estate construction loan portfolio primarily contains loans made to long-time customers with satisfactory completion experience. Criticized real estate construction loans in the Commercial Real Estate business line totaled $27 million and $31 million at December 31, 2020 and 2019, respectively. In other business lines, criticized real estate construction loans totaled $20 million at December 31, 2020, compared to none at December 31, 2019. There were no net charge-offs in either of the years ended December 31, 2020 and 2019.
Commercial mortgage loans are loans where the primary collateral is a lien on any real property and are primarily loans secured by owner occupied real estate. Real property is generally considered primary collateral if the value of that collateral represents more than 50 percent of the commitment at loan approval. Loans in the commercial mortgage portfolio generally mature within three to five years. Criticized commercial mortgage loans in the Commercial Real Estate business line totaled $73 million and $55 million at December 31, 2020 and 2019, respectively. In other business lines, $440 million and $242 million of commercial mortgage loans were criticized at December 31, 2020 and 2019, respectively. Commercial mortgage loan net recoveries were $3 million and $1 million in 2020 and 2019, respectively.
Automotive Lending - Dealer:
The following table presents a summary of dealer loans.

	2020		2019
(in millions)	Loans Outstanding	Percent of Total Loans	Loans Outstanding	Percent of Total Loans
Dealer:
Floor plan	$2,344		$3,967
Other	3,348		3,447
Total dealer	$5,692	10.9%	$7,414	14.7%
Substantially all dealer loans are in the National Dealer Services business line and primarily include floor plan financing and other loans to automotive dealerships. Floor plan loans, included in commercial loans in the Consolidated Balance Sheets, totaled $2.3 billion at December 31, 2020, a decrease of $1.7 billion compared to $4.0 billion at December 31, 2019 due to an imbalance in supply and demand resulting in lower inventory. At December 31, 2020 and 2019, other loans in the National Dealer Services business line totaled $3.3 billion and $3.4 billion, respectively, including $2.0 billion of owner-occupied commercial real estate mortgage loans at both December 31, 2020 and 2019. The National Dealer Services business line includes a wide array of franchises with a focus on mega dealers consisting of five or more dealerships in a group.
There were no nonaccrual dealer loans at December 31, 2020, compared to $9 million at December 31, 2019. Additionally, there were no net charge-offs of dealer loans in either of the years ended December 31, 2020 and 2019.
Automotive Lending- Production:
The following table presents a summary of loans to borrowers involved with automotive production.

	2020		2019
	Loans Outstanding (a)	Percent of Total Loans	Loans Outstanding	Percent of Total Loans
(in millions)
Production:
Domestic	$791		$963
Foreign	302		286
Total production	$1,093	2.1%	$1,249	2.5%
(a)Excludes PPP loans.
Loans to borrowers involved with automotive production, primarily Tier 1 and Tier 2 suppliers, totaled $1.1 billion and $1.2 billion at December 31, 2020 and 2019, respectively. These borrowers could face financial difficulties due to disruptions in auto production as well as their supply chains and logistics operations as a result of the COVID-19 pandemic. As such, management prudently increased allocated reserves for this portfolio in 2020.
Nonaccrual loans to borrowers involved with automotive production totaled $7 million at December 31, 2020 and $10 million at December 31, 2019. Criticized automotive production loans were 24 percent of the automotive production portfolio at December 31, 2020, compared to 15 percent at December 31, 2019. Automotive production loan net charge-offs totaled $2 million in the year ended December 31, 2020, compared to net recoveries of $1 million for the same period in 2019.
For further information regarding significant group concentrations of credit risk, refer to Note 5 to the consolidated financial statements.

Residential Real Estate Lending
At December 31, 2020, residential real estate loans represented 7 percent of total loans. The following table summarizes the Corporation's residential mortgage and home equity loan portfolios by geographic market.

	2020				2019
(dollar amounts in millions) December 31	Residential Mortgage Loans	% of Total	Home Equity Loans	% of Total	Residential Mortgage Loans	% of Total	Home Equity Loans	% of Total
Geographic market:
Michigan	$428	23%	$540	34%	$412	22%	$603	35%
California	927	51	655	41	932	51	699	41
Texas	254	14	328	21	275	15	346	20
Other Markets	221	12	65	4	226	12	63	4
Total	$1,830	100%	$1,588	100%	$1,845	100%	$1,711	100%
Residential real estate loans, which consist of traditional residential mortgages and home equity loans and lines of credit, totaled $3.4 billion at December 31, 2020. The residential real estate portfolio is principally located within the Corporation's primary geographic markets. Substantially all residential real estate loans past due 90 days or more are placed on nonaccrual status, and substantially all junior lien home equity loans that are current or less than 90 days past due are placed on nonaccrual status if full collection of the senior position is in doubt. At no later than 180 days past due, such loans are charged off to current appraised values less costs to sell.
Residential mortgages totaled $1.8 billion at December 31, 2020, and were primarily larger, variable-rate mortgages originated and retained for certain private banking relationship customers. Of the $1.8 billion of residential mortgage loans outstanding, $47 million were on nonaccrual status at December 31, 2020. The home equity portfolio totaled $1.6 billion at December 31, 2020, of which $1.5 billion was outstanding under primarily variable-rate, interest-only home equity lines of credit, $70 million were in amortizing status and $16 million were closed-end home equity loans. Of the $1.6 billion of home equity loans outstanding, $17 million were on nonaccrual status at December 31, 2020. A majority of the home equity portfolio was secured by junior liens at December 31, 2020.
Energy Lending
The Corporation has a portfolio of Energy loans that are included entirely in commercial loans in the Consolidated Balance Sheets. Customers in the Corporation's Energy business line (approximately 130 relationships) are engaged in three segments of the oil and gas business: exploration and production (E&P), midstream and energy services. E&P generally includes such activities as searching for potential oil and gas fields, drilling exploratory wells and operating active wells. Commitments to E&P borrowers are generally subject to semi-annual borrowing base re-determinations based on a variety of factors including updated prices (reflecting market and competitive conditions), energy reserve levels and the impact of hedging. The midstream sector is generally involved in the transportation, storage and marketing of crude and/or refined oil and gas products. The Corporation's energy services customers provide products and services primarily to the E&P segment.
The following table summarizes information about the Corporation's Energy business line.

(dollar amounts in millions)	2020				2019
December 31	Outstandings		Nonaccrual	Criticized (a)	Outstandings		Nonaccrual	Criticized (a)
Exploration and production (E&P)	$1,295	81%	$114	$527	$1,741	78%	$43	$289
Midstream	261	16	—	56	432	20	—	63
Services	44	3	—	13	48	2	—	14
Total Energy business line	$1,600	100%	$114	$596	$2,221	100%	$43	$366
As a percentage of total Energy loans			7%	37%			2%	16%
(a)Includes nonaccrual loans.
Loans in the Energy business line totaled $1.6 billion, or approximately 3 percent of total loans, at December 31, 2020, a decrease of $621 million. Total exposure, including unused commitments to extend credit and letters of credit, was $3.1 billion (a utilization rate of 52 percent) and $4.3 billion at December 31, 2020 and December 31, 2019, respectively.
The decrease in total exposure in the Energy business line primarily reflected reduced borrowing bases as a result of lower oil and gas prices as well as reduced production activity. At December 31, 2020, the Corporation had completed approximately 92 percent of the Fall borrowing base re-determinations, resulting in a modest decrease to borrowing bases. The value and coverage benefit of hedging contracts are dependent upon the oil/gas price in each contract, as well as the operational costs, which are different for each borrower. As of December 31, 2020, 75 percent of the Corporation's E&P customers had at least 50 percent of their oil and/or gas production hedged up to one year and 38 percent of customers had at least 50 percent of production hedged for two years or more.

The Corporation's allowance methodology considers the various risk elements within the loan portfolio. When merited, the Corporation may incorporate a qualitative reserve component for Energy loans. The allocation of reserves for Energy loans was approximately 8 percent of the Energy portfolio at December 31, 2020. Energy markets, which were already experiencing stress prior to the pandemic, were further impacted by the rapid decline in demand resulting from social distancing policies. Demand and prices improved slightly in the latter half of 2020 as the economy began to recover, but energy markets remain uncertain. There were $125 million and $86 million in net credit-related charge-offs in the Energy business line for the years ended December 31, 2020 and 2019, respectively. Nonaccrual Energy loans increased $71 million to $114 million at December 31, 2020, compared to $43 million at December 31, 2019. Criticized loans increased $230 million to $596 million at December 31, 2020.
Leveraged Loans
Certain loans in the Corporation's commercial portfolio are considered leveraged transactions. These loans are typically used for mergers, acquisitions, business recapitalizations, refinancing and equity buyouts. To help mitigate the risk associated with these loans, the Corporation focuses on middle market companies with highly capable management teams, strong sponsors and solid track records of financial performance. Industries prone to cyclical downturns and acquisitions with a high degree of integration risk are generally avoided. Other considerations include the sufficiency of collateral, the level of balance sheet leverage and the adequacy of financial covenants. During the underwriting process, cash flows are stress-tested to evaluate the borrowers' abilities to handle economic downturns and an increase in interest rates. Management considers the leveraged loan portfolio to be one of the most sensitive to economic impacts stemming from the COVID-19 pandemic and social distancing policies and has continued to set aside increased reserves for this portfolio as of December 31, 2020. Certain energy, automotive production and loans in other portfolios specifically identified as subject to additional stress due to COVID-19 impacts, totaling approximately $250 million, are also considered leveraged transactions.
The FDIC defines higher-risk commercial and industrial (HR C&I) loans for assessment purposes as loans generally with leverage of four times total debt to earnings before interest, taxes and depreciation (EBITDA) as well as three times senior debt to EBITDA, excluding certain collateralized loans.
The following table summarizes information about HR C&I loans.

(in millions)	2020	2019
Outstandings	$2,441	$2,553
Criticized	418	169
Net loan charge-offs
Years ended December 31,	25	6

Other Sectors Most at Risk due to Economic Stress Resulting from COVID-19 Impacts
The COVID-19 pandemic has negatively impacted the global economy, disrupted global supply chains and increased unemployment levels. The resulting temporary closure of many businesses and the implementation of social distancing and sheltering in place policies has impacted, and will continue to impact, many of the Corporation’s customers. In addition to the energy, automotive production and leveraged loan portfolios, the Corporation considers the following sectors of its loan portfolio to be most vulnerable to financial risks from business disruptions caused by the pandemic spread mitigation efforts. For further discussion, see Item 1.A "Risk Factors" on page 13 of this report.

	December 31, 2020
Sector based on NAICS category (dollar amounts in millions)	Loans (a)	Percent of Total Loans	Percent Criticized (b)	Percent Nonaccrual (c)
Retail Commercial Real Estate (d)	$785	1.5%	4.7%	—%
Hotels	557	1.1	11.6	1.7
Arts/Recreation	238	0.5	30.4	4.5
Retail Goods and Services	228	0.4	10.4	—
All other impacted sectors (e)	1,022	2.0	9.6	0.6
Total	$2,830	5.4%	10.5%	0.9%
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
Interest Rate Risk
Net interest income is the primary source of revenue for the Corporation. Interest rate risk arises in the normal course of business due to differences in the repricing and cash flow characteristics of assets and liabilities, primarily through the Corporation's core business activities of extending loans and acquiring deposits. The Corporation's balance sheet is predominantly characterized by floating-rate loans funded by core deposits. Including the impact of interest rate swaps converting floating-rate loans to fixed, the Corporation's loan composition at December 31, 2020 was 62 percent LIBOR, 12 percent prime and 26 percent fixed rate. Additionally, 20 percent of loans had non-zero interest rate floors protecting against future rate declines. The composition of the loan portfolio creates sensitivity to interest rate movements due to the imbalance between the faster repricing of the floating-rate loan portfolio versus deposit products. In addition, the growth and/or contraction in the Corporation's loans and deposits may lead to changes in sensitivity to interest rate movements in the absence of mitigating actions. Examples of such actions are purchasing fixed-rate investment securities, which provide liquidity to the balance sheet and act to mitigate the inherent interest sensitivity, as well as hedging with interest rate swaps and options. The Corporation actively manages its exposure to interest rate risk with the principal objective of optimizing net interest income and the economic value of equity while operating within acceptable limits established for interest rate risk and maintaining adequate levels of funding and liquidity.
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
Sensitivity of Net Interest Income to Changes in Interest Rates
The analysis of the impact of changes in interest rates on net interest income under various interest rate scenarios is management's principal risk management technique. Management models a base case net interest income under an unchanged interest rate environment. Existing derivative instruments entered into for risk management purposes as of the balance sheet dates are included in the analysis, but no additional hedging is forecasted. At December 31, 2020, these derivative instruments comprise interest rate swaps that convert $2.7 billion of fixed-rate medium- and long-term debt to variable rates through fair value hedges and convert $5.6 billion of variable-rate loans to fixed rates through cash flow hedges. Additionally, included in this analysis are $10.6 billion of loans that were subject to an average interest rate floor of 0.86 percent at December 31, 2020. This base-case net interest income is then compared against interest rate scenarios in which rates rise or decline 100 basis points

(with a floor of zero percent) in a linear, non-parallel fashion from the base case over 12 months, resulting in an average increase or decrease in short-term interest rates of 50 basis points over the period.
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
The table below, as of December 31, 2020 and 2019, displays the estimated impact on net interest income during the next 12 months by relating the base case scenario results to those from the rising and declining rate scenarios described above.

	Estimated Annual Change
(dollar amounts in millions)	2020			2019
December 31	Amount	%		Amount	%
Change in Interest Rates:			Change in Interest Rates:
Rising 100 basis points	$161	9%	Rising 100 basis points	$90	4%
Declining to zero percent	(34)	(2)	Declining 100 basis points	(135)	(6)
Sensitivity to declining interest rates decreased from December 31, 2019 to December 31, 2020 due to changes in balance sheet composition, as well as limited remaining downward movement in rates before hitting zero percent floors. Sensitivity to rising interest rates increased due to changes in balance sheet composition, partially offset by fixed-rate PPP lending and an increase in the number of variable-rate loans with active floors.
Sensitivity of Economic Value of Equity to Changes in Interest Rates
In addition to the simulation analysis on net interest income, an economic value of equity analysis provides an alternative view of the interest rate risk position. The economic value of equity is the difference between the estimate of the economic value of the Corporation's financial assets, liabilities and off-balance sheet instruments, derived through discounting cash flows based on actual rates at the end of the period, and the estimated economic value after applying the estimated impact of rate movements. The Corporation primarily monitors the percentage change on the base-case economic value of equity. At December 31, 2020, the economic value of equity analysis is based on an immediate parallel 100 basis point shock with a floor of zero percent, compared to an immediate parallel 100 basis point shock at December 31, 2019.
The table below, as of December 31, 2020 and 2019, displays the estimated impact on the economic value of equity from the interest rate scenarios described above.

(dollar amounts in millions)	2020			2019
December 31	Amount	%		Amount	%
Change in Interest Rates:			Change in Interest Rates:
Rising 100 basis points	$1,793	18%	Rising 100 basis points	$716	7%
Declining to zero percent	(551)	(6)	Declining 100 basis points	(1,178)	(12)
The sensitivity of the economic value of equity to rising rates increased from December 31, 2019 to December 31, 2020 due to changes in deposit pay rates and expected lives, partially offset by increased variable-rate loans with floors. The sensitivity to declining rates decreased due to changes in balance sheet composition as well as limited remaining downward movement in rates before hitting modeled zero-percent floors.
LIBOR Transition
On July 27, 2017, the United Kingdom’s Financial Conduct Authority, which regulates LIBOR, publicly announced that it intends to stop persuading or compelling banks to submit LIBOR rates after 2021. The Corporation has substantial exposure to LIBOR-based products, including loans, securities, derivatives and hedges, and is preparing for a transition from LIBOR toward alternative rates. A dedicated program office and governance structure, with direction and oversight from the Chief Executive Officer, Chief Financial Officer and Chief Risk Officer, continues to guide a cross-functional implementation team to execute an enterprise LIBOR transition plan. Comerica’s enterprise transition milestones are closely aligned with recommendations from the Alternative Reference Rates Committee (ARRC) for both best practices and recommended 2020 objectives. Beginning in second quarter 2020, customer disclosure information for both consumer and commercial loans were provided for new originations. The Corporation began indexing new retail adjustable rate mortgages to SOFR (Secured Overnight Financing Rate) in third quarter 2020. During fourth quarter 2020, the Corporation began the process of incorporating fallback language in legacy LIBOR-based commercial loans and updated International Swaps and Derivative Association (ISDA) protocols in interest rate derivatives. The Corporation continues to monitor market developments and regulatory updates, including recent announcements from the ICE Benchmark Administrator to extend the cessation date for several USD LIBOR tenors to June 30, 2023, as well as collaborate with regulators and industry groups on the transition. For a discussion of the various risks facing the Corporation in relation to the transition away from LIBOR, see the market risk discussion within Item 1A. Risk Factors.
Loan Maturities and Interest Rate Sensitivity

	Loans Maturing
(in millions) December 31, 2020	Within One Year (a)	After One But Within Five Years	After Five Years	Total
Commercial loans	$15,045	$16,869	$839	$32,753
Real estate construction loans	1,455	2,411	216	4,082
Commercial mortgage loans	1,773	5,012	3,127	9,912
International loans	341	529	56	926
Total	$18,614	$24,821	$4,238	$47,673
Sensitivity of loans to changes in interest rates:
Predetermined (fixed) interest rates	$360	$4,339	$489	$5,188
Floating interest rates	18,254	20,482	3,749	42,485
Total	$18,614	$24,821	$4,238	$47,673
(a)Includes demand loans, loans having no stated repayment schedule or maturity and overdrafts.
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
Risk Management Derivative Instruments

(in millions) Risk Management Notional Activity	Interest Rate Contracts	Foreign Exchange Contracts	Totals
Balance at January 1, 2019	$2,625	$302	$2,927
Additions	5,600	7,922	13,522
Maturities/amortizations	(350)	(7,894)	(8,244)
Balance at December 31, 2019	$7,875	$330	$8,205
Additions	1,000	7,141	8,141
Maturities/amortizations	(675)	(7,029)	(7,704)
Balance at December 31, 2020	$8,200	$442	$8,642
The notional amount of risk management interest rate swaps totaled $8.2 billion at December 31, 2020 and $7.9 billion at December 31, 2019, which included fair value hedging strategies that convert $5.6 billion of fixed-rate medium- and long-term debt to a floating rate as well as cash flow hedging strategies that convert $2.7 billion of variable-rate loans to a fixed rate. Risk management interest rate swaps generated $121 million and $4 million of net interest income for the years ended December 31, 2020 and December 31, 2019, respectively.
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
Further information regarding risk management derivative instruments is provided in Note 8 to the consolidated financial statements.

Customer-Initiated and Other Derivative Instruments

(in millions) Customer-Initiated and Other Notional Activity	Interest Rate Contracts	Energy Derivative Contracts	Foreign Exchange Contracts	Totals
Balance at January 1, 2019	$14,885	$2,650	$1,095	$18,630
Additions	6,411	2,719	38,805	47,935
Maturities/amortizations	(2,289)	(2,198)	(38,887)	(43,374)
Terminations	(1,180)	(82)	—	(1,262)
Balance at December 31, 2019	$17,827	$3,089	$1,013	$21,929
Additions	7,660	2,607	37,743	48,010
Maturities/amortizations	(2,465)	(2,484)	(36,855)	(41,804)
Terminations	(1,501)	(91)	—	(1,592)
Balance at December 31, 2020	$21,521	$3,121	$1,901	$26,543
The Corporation sells and purchases interest rate caps and floors and enters into foreign exchange contracts, interest rate swaps and energy derivative contracts to accommodate the needs of customers requesting such services. Changes in the fair value of customer-initiated and other derivatives are recognized in earnings as they occur. To limit the market risk of these activities, the Corporation generally takes offsetting positions with dealers. The notional amounts of offsetting positions are included in the table above. Customer-initiated and other notional activity represented 75 percent and 73 percent of total interest rate, energy and foreign exchange contracts at December 31, 2020 and 2019, respectively.
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
The following contractual obligations table summarizes the Corporation's noncancelable contractual obligations and future required minimum payments. Refer to Notes 9, 10, 12, 18 and 26 to the consolidated financial statements for further information regarding these contractual obligations.
Contractual Obligations

	Minimum Payments Due by Period
(in millions) December 31, 2020	Total	Less than 1 Year	1-3 Years	4-5 Years	More than 5 Years
Deposits without a stated maturity (a)	$70,670	$70,670
Certificates of deposit and other deposits with a stated maturity (a)	2,199	1,823	$322	$32	$22
Medium- and long-term debt (a)	5,450	—	850	850	3,750
Operating leases	403	60	108	86	149
Commitments to fund low income housing partnerships	165	107	44	6	8
Other long-term obligations (b)	325	103	75	26	121
Total contractual obligations	$79,212	$72,763	$1,399	$1,000	$4,050
Medium- and long-term debt (parent company only) (a) (c)	$1,650	$—	$850	$—	$800
(a)Deposits and borrowings exclude accrued interest.
(b)Includes unrecognized tax benefits.
(c)Parent company only amounts are included in the medium- and long-term debt minimum payments above.
In addition to contractual obligations, other commercial commitments of the Corporation impact liquidity. These include unused commitments to extend credit, standby letters of credit and financial guarantees, and commercial letters of credit. The following table summarizes the Corporation's commercial commitments and expected expiration dates by period.

Commercial Commitments

	Expected Expiration Dates by Period
(in millions) December 31, 2020	Total	Less than 1 Year	1-3 Years	4-5 Years	More than 5 Years
Unused commitments to extend credit	$26,740	$7,683	$10,817	$5,264	$2,976
Standby letters of credit and financial guarantees	3,273	2,855	296	52	70
Commercial letters of credit	30	29	1	—	—
Total commercial commitments	$30,043	$10,567	$11,114	$5,316	$3,046
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
Wholesale Funding
The Corporation may access the purchased funds market when necessary, which includes a variety of funding sources. Capacity for incremental purchased funds at December 31, 2020 included short-term FHLB advances, the ability to purchase federal funds, sell securities under agreements to repurchase, as well as issue deposits through brokers. Purchased funds, which includes brokered deposits and short-term borrowings, decreased to $66 million at December 31, 2020, compared to $295 million at December 31, 2019, as total deposits increased, reducing the need for additional funding sources.
At December 31, 2020, the Bank had pledged loans totaling $18.0 billion which provided for up to $14.2 billion of available collateralized borrowing with the FRB.
The Bank is a member of the FHLB of Dallas, Texas, which provides short- and long-term funding to its members through advances collateralized by real estate-related assets. Actual borrowing capacity is contingent on the amount of collateral available to be pledged to the FHLB. At December 31, 2020, $19.5 billion of real estate-related loans and $4.4 billion of investment securities were pledged to the FHLB as collateral for current and potential future borrowings. The Corporation used excess liquidity to repay $2.8 billion of FHLB advances in the first quarter of 2021. Potential future borrowing capacity of approximately $12.0 billion is available at December 31, 2020.
Additionally, the Bank had the ability to issue up to $13.5 billion of debt at December 31, 2020 under an existing $15.0 billion note program which allows the issuance of debt with maturities between three months and 30 years. The Corporation also maintains a shelf registration statement with the Securities and Exchange Commission from which it may issue debt and equity securities.
The ability of the Corporation and the Bank to raise funds at competitive rates is impacted by rating agencies' views of the credit quality, liquidity, capital and earnings of the Corporation and the Bank. As of December 31, 2020, the three major rating agencies had assigned the following ratings to long-term senior unsecured obligations of the Corporation and the Bank. A security rating is not a recommendation to buy, sell, or hold securities and may be subject to revision or withdrawal at any time by the assigning rating agency. Each rating should be evaluated independently of any other rating.

	Comerica Incorporated		Comerica Bank
December 31, 2020	Rating	Outlook	Rating	Outlook
Standard and Poor’s	BBB+	Negative	A-	Negative
Moody’s Investors Service	A3	Stable	A3	Stable
Fitch Ratings	A-	Stable	A-	Stable
The Corporation satisfies liquidity needs with either liquid assets or various funding sources. Liquid assets totaled $25.9 billion at December 31, 2020, compared to $17.9 billion at December 31, 2019. Liquid assets include cash and due from banks, federal funds sold, interest-bearing deposits with banks, other short-term investments and unencumbered investment securities.
The Corporation performs monthly liquidity stress testing to evaluate its ability to meet funding needs in hypothetical stressed environments. Such environments cover a series of broad events, distinguished in terms of duration and severity. The evaluation as of December 31, 2020 projected that sufficient sources of liquidity were available under each series of events.
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

Operational Risk
Operational risk represents the risk of loss resulting from inadequate or failed internal processes and people, or from external events, excluding in most cases those driven by technology (see Technology Risk below). The Corporation's definition of operational risk includes fraud; employment practice and workplace safety; clients, products and business practice; business continuity or disaster recovery; execution, delivery, and process management; third party and model risks. The definition does not include strategic or reputational risks. Although operational losses are experienced by all companies and are routinely incurred in business operations, the Corporation recognizes the need to identify and control operational losses and seeks to limit losses to a level deemed appropriate by management, as outlined in the Corporation’s risk appetite statement. The appropriate risk level is determined through consideration of the nature of the Corporation's business and the environment in which it operates, in combination with the impact from, and the possible impact on, other risks faced by the Corporation. Operational risk is mitigated through a system of internal controls that are designed to keep operating risks at appropriate levels. The Operational Risk Management Committee monitors risk management techniques and systems. The Corporation has developed a framework that includes a centralized operational risk reporting function in the Enterprise Risk Division and business/support unit risk liaisons responsible for managing operational risk specific to the respective business lines.
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
Strategic Risk
Strategic risk represents the risk of inadequate returns or possible losses due to impairment of reputation, failure to fully develop and execute business plans, failure to assess current and new opportunities in business, markets and products, failure to determine appropriate consideration for risks accepted, and any other event not identified in the defined risk categories of credit, market and liquidity, operational, technology or compliance risks. Mitigation of the various risk elements that represent strategic risk is achieved through numerous metrics and initiatives to help the Corporation better understand, measure and report on such risks. The Executive Strategic and Pricing Committee, comprised of senior managers, oversees strategic risk and ensures that strategic risk is mitigated to appropriate levels.

CRITICAL ACCOUNTING POLICIES
The Corporation’s consolidated financial statements are prepared based on the application of accounting policies, the most significant of which are described in Note 1. These policies require numerous estimates and strategic or economic assumptions, which may prove inaccurate or subject to variations. Changes in underlying factors, assumptions or estimates could have a material impact on the Corporation’s future financial condition and results of operations. At December 31, 2020, the most critical of these significant accounting policies were the policies related to the allowance for credit losses, fair value measurement, goodwill, pension plan accounting and income taxes. These policies were reviewed with the Audit Committee of the Corporation’s Board of Directors and are discussed more fully below.
ALLOWANCE FOR CREDIT LOSSES
In accordance with CECL, the allowance for credit losses, which includes both the allowance for loan losses and the allowance for credit losses on lending-related commitments, is calculated with the objective of maintaining a reserve for current expected credit losses over the remaining contractual life of the portfolio. The Corporation uses loss factors, based on estimated probability of default for internal risk ratings and loss given default, to determine the allowance for credit losses for the majority of its portfolio. Management applies loss factors to pools of loans and lending-related commitments with similar risk characteristics, calibrates these factors using economic forecasts and incorporates qualitative adjustments. For further discussion of the methodology used in the determination of the allowance for credit losses, refer to Note 1 to the consolidated financial statements. For further discussion on the economic forecast incorporated into the 2020 model, refer to the “Risk Management” section of this financial review.
Management's determination of the appropriateness of the allowance is based on periodic evaluations of the loan portfolio, lending-related commitments, current as well as forecasted economic factors, and other relevant information. The calculation is inherently subjective and requires management to exercise significant judgment in developing assumptions for the estimate, the most significant of which are the loan risk rating process, development of economic forecasts and application of qualitative adjustments. Sensitivities are disclosed to demonstrate how changes in loan risk ratings and economic forecast scenarios may impact the allowance for credit losses. Sensitivities only consider changes to each specific assumption in isolation and their impact to the quantitative modeled results. They do not contemplate impacts to the qualitative framework.
Loan Risk Rating Process
Reserve factors are applied to pools of loans based on risk characteristics, including the Corporation's internal risk rating system; therefore, loss estimates are highly dependent on the accuracy of the risk rating assigned to each loan. The inherent imprecision in the risk rating system resulting from inaccuracy in assigning and/or entering risk ratings in the loan accounting system is monitored by the Corporation's asset quality review function. Changes to internal risk ratings, beyond the forecasted migration inherent in the credit models, would result in a different estimated allowance for credit losses. To illustrate, if 5 percent of the individual risk ratings were adjusted down by one rating across all pools, the allowance for loan losses as of December 31, 2020 would change by approximately $9 million.
Forecasted Economic Variables
Management selects models through which historical reserve factor estimates are calibrated to economic forecasts over the reasonable and supportable forecast period based on the projected performance of specific economic variables that statistically correlate with the probability of default and loss given default pools. Loss estimates revert to historical loss experience for contractual lives beyond the forecast period. Management selects economic variables it believes to be most relevant based on the composition of the loan portfolio and customer base, including forecasted levels of employment, gross domestic product, corporate bond and treasury spreads, industrial production levels, consumer and commercial real estate price indices as well as housing statistics.
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

Economic Variable	More Severe Forecast
Real GDP growth	Contracts through third quarter 2021, including a 5 percent decline in the first quarter 2021, followed by a gradual improvement to a growth rate above 4 percent by the end of the forecast period.
Unemployment rate	Current levels increase to near 10 percent in the second half of 2021, gradually lowering to below 9 percent by the end of the forecast period.
Corporate BBB bond to 10-year Treasury bond spreads	Spreads widen above 2.5 percent in the near term, gradually normalizing to 2 percent or lower in 2022.
Oil Prices	Decline below $25 per barrel part-way through the forecast period before improving to over $30 per barrel by fourth quarter 2022.
Selecting a different forecast in the current environment could result in a significantly different estimated allowance for credit losses. To illustrate, absent model overlays and other qualitative adjustments that are part of the quarterly reserving process, if the Corporation selected the more severe scenario to inform its models, the allowance for credit losses as of December 31, 2020 would increase by approximately $515 million. However, factoring in model overlays and qualitative adjustments could result in a materially different estimate under a more severe scenario.
Qualitative Adjustments and Model Overlays
The Corporation includes qualitative adjustments, as appropriate, intended to capture the impact of uncertainties not reflected in the quantitative estimate, including foresight risk, model imprecisions and input imprecisions. Qualitative adjustments for foresight risk reflect the inherent imprecision in economic forecasts and may be included based on management’s evaluation of different forecast scenarios, ranging from more benign to more severe, and known recent events impacting the Corporation’s portfolio. Model imprecision adjustments and model overlays may be included to mitigate known limitations in the quantitative models. Input imprecision includes adjustments for portfolios where recent historical losses exceed expected losses or known recent events are expected to alter risk ratings once evidence is acquired, as well as a qualitative assessment of the lending environment, including underwriting standards, current economic and political conditions, and other factors affecting credit quality. Qualitative reserves at December 31, 2020 primarily included adjustments for uncertainties related to forecasted economic variables.
Other Considerations
To the extent actual outcomes differ from management estimates, additional provision for credit losses may be required that would adversely impact earnings in future periods. The allowance is assigned to business segments, and any earnings impact resulting from actual outcomes differing from management estimates would primarily affect the Commercial Bank segment.
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
Fair value is an estimate of the exchange price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (i.e., not a forced transaction, such as a liquidation or distressed sale) between market participants at the measurement date and is based on the assumptions market participants would use when pricing an asset or liability. Fair value measurement and disclosure guidance establishes a three-level hierarchy for disclosure of assets and liabilities recorded at fair value. Notes 1 and 2 to the consolidated financial statements include information about the fair value hierarchy, the extent to which fair value is used to measure assets and liabilities, as well as the valuation methodologies and key inputs used.
At December 31, 2020, assets and liabilities measured using observable inputs that are classified as Level 1 or Level 2 represented 98.8 percent and 100 percent of total assets and liabilities recorded at fair value, respectively. Valuations generated from model-based techniques that use at least one significant assumption not observable in the market are considered Level 3 and reflect estimates of assumptions market participants would use in pricing the asset or liability.

GOODWILL
Goodwill is initially recorded as the excess of the purchase price over the fair value of net assets acquired in a business combination and is subsequently evaluated at least annually for impairment. Goodwill impairment testing is performed at the reporting unit level, equivalent to a business segment or one level below. The Corporation has three reporting units: the Commercial Bank, the Retail Bank and Wealth Management. At December 31, 2020, goodwill totaled $635 million, including $473 million allocated to the Commercial Bank, $101 million allocated to the Retail Bank and $61 million allocated to Wealth Management.
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
In the first quarter 2020, economic conditions deteriorated significantly with the spread of the coronavirus global pandemic. The outbreak resulted in social distancing requirements throughout the world, severely restricting the economy. In response to the crisis, the Federal Reserve lowered the Federal Funds rate in March 2020 to close to zero. Additionally, the U.S. government initiated numerous measures to support the economy, including the CARES Act. Given the economic deterioration in the first quarter of 2020, the Corporation assessed whether the events and circumstances resulted in it being more likely than not that the fair value of any reporting unit was less than its carrying value. Impairment indicators considered comprised economic conditions, including projections of the duration of current conditions and timing of a potential recovery; industry and market considerations; government intervention and regulatory updates; the impact of recent events to financial performance and cost factors of the reporting units; performance of the Corporation’s stock and other relevant events. The Corporation further considered the amount by which fair value exceeded book value for each unit in the most recent quantitative analysis and sensitivities performed. At the conclusion of the first quarter 2020 assessment, the Corporation determined that it was more likely than not that the fair value of each reporting unit exceeded its carrying value.
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
The discount rate is determined by matching the expected cash flows of the pension plans to a portfolio of high quality corporate bonds as of the measurement date, December 31. The long-term rate of return expected on plan assets is set after considering both long-term returns in the general market and long-term returns experienced by the assets in the plan. The current target asset allocation model for the plans is provided in Note 17 to the consolidated financial statements. The expected returns on these various asset categories are blended to derive one long-term return assumption. The assets are primarily invested in certain collective investment funds, common stocks, U.S. Treasury and other U.S. government agency securities, as well as corporate and municipal bonds and notes. Mortality rate assumptions are based on mortality tables published by third-parties such as the Society of Actuaries, considering other available information including historical data as well as studies and publications from reputable sources.
The Corporation reviews its pension plan assumptions on an annual basis with its actuarial consultants to determine if the assumptions are reasonable and adjusts the assumptions to reflect changes in future expectations. The major assumptions used to calculate 2021 defined benefit plan pension expense (benefit) were as follows:

Discount rate	2.71%
Long-term rate of return on plan assets	6.50%
Mortality table:
Base table (a)	Pri-2012
Mortality improvement scale (a)	MP-2020
(a)Issued by the Society of Actuaries
Defined benefit plan benefit is expected to increase $37 million to approximately $61 million in 2021, compared to a benefit of $24 million in 2020. This includes service cost expense of $41 million and a benefit from other components of $102 million. Service costs are included in salaries and benefits expense, while the benefit from other components are included in other noninterest expenses on the Consolidated Statements of Income.
Changing the 2021 discount rate and long-term rate of return by 25 basis points would impact defined benefit expense in 2021 by $8 million and $7 million, respectively.
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

(dollar amounts in millions)	2020	2019	2018	2017	2016
Common Equity Tier 1 Capital (a):
Tier 1 capital	$7,313	$6,919	$7,470	$7,773	$7,540
Less:
Fixed-rate reset non-cumulative perpetual preferred stock	394	—	—	—	—
Common equity tier 1 capital	$6,919	$6,919	$7,470	$7,773	$7,540
Risk-weighted assets	$66,931	$68,273	$67,047	$66,575	$67,966
Tier 1 capital ratio	10.93%	10.13%	11.14%	11.68%	11.09%
Common equity tier 1 capital ratio	10.34	10.13	11.14	11.68	11.09
Tangible Common Equity Ratio:
Total shareholders' equity	$8,050	$7,327	$7,507	$7,963	$7,796
Less:
Fixed-rate reset non-cumulative perpetual preferred stock	394	—	—	—	—
Common shareholders' equity	$7,656	$7,327	$7,507	$7,963	$7,796
Less:
Goodwill	635	635	635	635	635
Other intangible assets	1	4	6	8	10
Tangible common equity	$7,020	$6,688	$6,866	$7,320	$7,151
Total assets	$88,129	$73,402	$70,818	$71,567	$72,978
Less:
Goodwill	635	635	635	635	635
Other intangible assets	1	4	6	8	10
Tangible assets	$87,493	$72,763	$70,177	$70,924	$72,333
Common equity ratio	8.69%	9.98%	10.60%	11.13%	10.68%
Tangible common equity ratio	8.02	9.19	9.78	10.32	9.89
Tangible Common Equity per Share of Common Stock:
Common shareholders' equity	$7,656	$7,327	$7,507	$7,963	$7,796
Tangible common equity	7,020	6,688	6,866	7,320	7,151
Shares of common stock outstanding (in millions)	139	142	160	173	175
Common shareholders' equity per share of common stock	$55.01	$51.57	$46.89	$46.07	$44.47
Tangible common equity per share of common stock	50.43	47.07	42.89	42.34	40.79
(a) December 31, 2020 tier 1 capital reflects the deferral of CECL model impact as defined by regulation.

FORWARD-LOOKING STATEMENTS
This report includes forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. In addition, the Corporation may make other written and oral communications from time to time that contain such statements. All statements regarding the Corporation's expected financial position, strategies and growth prospects as well as general economic conditions expected to exist in the future are forward-looking statements. The words, “anticipates,” “believes,” "contemplates," “feels,” “expects,” “estimates,” “seeks,” “strives,” “plans,” “intends,” “outlook,” “forecast,” “position,” “target,” “mission,” “assume,” “achievable,” “potential,” “strategy,” “goal,” “aspiration,” “opportunity,” “initiative,” “outcome,” “continue,” “remain,” “maintain,” "on track," “trend,” “objective,” “looks forward,” "projects," "models" and variations of such words and similar expressions, or future or conditional verbs such as “will,” “would,” “should,” “could,” “might,” “can,” “may” or similar expressions, as they relate to the Corporation or its management, are intended to identify forward-looking statements. The Corporation cautions that forward-looking statements are subject to numerous assumptions, risks and uncertainties, which change over time. Forward-looking statements speak only as of the date the statement is made, and the Corporation does not undertake to update forward-looking statements to reflect facts, circumstances, assumptions or events that occur after the date the forward-looking statements are made. Actual results could differ materially from those anticipated in forward-looking statements and future results could differ materially from historical performance.
In addition to factors mentioned elsewhere in this report or previously disclosed in the Corporation's SEC reports (accessible on the SEC's website at www.sec.gov or on the Corporation's website at www.comerica.com), actual results could differ materially from forward-looking statements and future results could differ materially from historical performance due to a variety of reasons, including but not limited to, the following factors:
•unfavorable developments concerning credit quality could adversely affect the Corporation's financial results;
•declines in the businesses or industries of the Corporation's customers could cause increased credit losses or decreased loan balances, which could adversely affect the Corporation, particularly the energy industry;
•changes in customer behavior may adversely impact the Corporation's business, financial condition and results of operations;
•governmental monetary and fiscal policies may adversely affect the financial services industry, and therefore impact the Corporation's financial condition and results of operations;
•fluctuations in interest rates and their impact on deposit pricing could adversely affect the Corporation's net interest income and balance sheet;
•developments impacting LIBOR and other interest rate benchmarks could adversely affect the Corporation;
•the Corporation must maintain adequate sources of funding and liquidity to meet regulatory expectations, support its operations and fund outstanding liabilities;
•reduction in the Corporation's credit ratings could adversely affect the Corporation and/or the holders of its securities;
•the soundness of other financial institutions could adversely affect the Corporation;
•security risks, including denial of service attacks, hacking, social engineering attacks targeting the Corporation’s colleagues and customers, malware intrusion or data corruption attempts, and identity theft, could result in the disclosure of confidential information;
•cybersecurity and data privacy are areas of heightened legislative and regulatory focus;
•the Corporation’s operational or security systems or infrastructure, or those of third parties, could fail or be breached;
•the Corporation relies on other companies to provide certain key components of its delivery systems, and certain failures could materially adversely affect operations;
•legal and regulatory proceedings and related financial services industry matters, including those directly involving the Corporation and its subsidiaries, could adversely affect the Corporation or the financial services industry in general;
•the Corporation may incur losses due to fraud;
•controls and procedures may fail to prevent or detect all errors or acts of fraud;
•changes in regulation or oversight may have a material adverse impact on the Corporation's operations;
•compliance with more stringent capital requirements may adversely affect the Corporation;
•the impacts of future legislative, administrative or judicial changes or interpretations to tax regulations are unknown;
•damage to the Corporation’s reputation could damage its businesses;
•the Corporation may not be able to utilize technology to develop, market and deliver new products and services to its customers;
•competitive product and pricing pressures within the Corporation's markets may change;
•the introduction, implementation, withdrawal, success and timing of business initiatives and strategies may be less successful or may be different than anticipated, which could adversely affect the Corporation's business;
•management's ability to maintain and expand customer relationships may differ from expectations;
•management's ability to retain key officers and employees may change;
•any future strategic acquisitions or divestitures may present certain risks to the Corporation's business and operations;

•impacts from the COVID-19 global pandemic;
•general political, economic or industry conditions, either domestically or internationally, may be less favorable than expected;
•methods of reducing risk exposures might not be effective;
•catastrophic events may adversely affect the general economy, financial and capital markets, specific industries, and the Corporation;
•changes in accounting standards could materially impact the Corporation's financial statements;
•the Corporation's accounting policies and processes are critical to the reporting of financial condition and results of operations and require management to make estimates about matters that are uncertain; and
•the Corporation's stock price can be volatile.

CONSOLIDATED BALANCE SHEETS
Comerica Incorporated and Subsidiaries

(in millions, except share data)
December 31	2020	2019
ASSETS
Cash and due from banks	$1,031	$973
Interest-bearing deposits with banks	14,736	4,845
Other short-term investments	172	155
Investment securities available-for-sale	15,028	12,398
Commercial loans	32,753	31,473
Real estate construction loans	4,082	3,455
Commercial mortgage loans	9,912	9,559
Lease financing	594	588
International loans	926	1,009
Residential mortgage loans	1,830	1,845
Consumer loans	2,194	2,440
Total loans	52,291	50,369
Less allowance for loan losses	(948)	(637)
Net loans	51,343	49,732
Premises and equipment	459	457
Accrued income and other assets	5,360	4,842
Total assets	$88,129	$73,402
LIABILITIES AND SHAREHOLDERS’ EQUITY
Noninterest-bearing deposits	$39,420	$27,382
Money market and interest-bearing checking deposits	28,540	24,527
Savings deposits	2,710	2,184
Customer certificates of deposit	2,133	2,978
Other time deposits	—	133
Foreign office time deposits	66	91
Total interest-bearing deposits	33,449	29,913
Total deposits	72,869	57,295
Short-term borrowings	—	71
Accrued expenses and other liabilities	1,482	1,440
Medium- and long-term debt	5,728	7,269
Total liabilities	80,079	66,075
Fixed-rate reset non-cumulative perpetual preferred stock, series A, no par value, $100,000 liquidation preference per share:
Authorized - 4,000 shares
Issued - 4,000 shares at 12/31/2020	394	—
Common stock - $5 par value:
Authorized - 325,000,000 shares
Issued - 228,164,824 shares	1,141	1,141
Capital surplus	2,185	2,174
Accumulated other comprehensive income (loss)	168	(235)
Retained earnings	9,623	9,538
Less cost of common stock in treasury - 88,997,430 shares at 12/31/2020 and 86,069,234 shares at 12/31/2019	(5,461)	(5,291)
Total shareholders’ equity	8,050	7,327
Total liabilities and shareholders’ equity	$88,129	$73,402
See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME
Comerica Incorporated and Subsidiaries

(in millions, except per share data)
Years Ended December 31	2020	2019	2018
INTEREST INCOME
Interest and fees on loans	$1,773	$2,439	$2,262
Interest on investment securities	291	297	265
Interest on short-term investments	29	71	92
Total interest income	2,093	2,807	2,619
INTEREST EXPENSE
Interest on deposits	101	262	122
Interest on short-term borrowings	1	9	1
Interest on medium- and long-term debt	80	197	144
Total interest expense	182	468	267
Net interest income	1,911	2,339	2,352
Provision for credit losses	537	74	(1)
Net interest income after provision for credit losses	1,374	2,265	2,353
NONINTEREST INCOME
Card fees	270	257	244
Fiduciary income	209	206	206
Service charges on deposit accounts	185	203	211
Commercial lending fees	77	91	85
Bank-owned life insurance	44	41	39
Foreign exchange income	40	44	47
Letter of credit fees	37	38	40
Brokerage fees	21	28	27
Net securities losses	—	(7)	(19)
Other noninterest income	118	109	96
Total noninterest income	1,001	1,010	976
NONINTEREST EXPENSES
Salaries and benefits expense	1,019	1,020	1,009
Outside processing fee expense	242	264	255
Occupancy expense	156	154	152
Software expense	154	117	125
Equipment expense	49	50	48
Advertising expense	35	34	30
FDIC insurance expense	33	23	42
Restructuring charges	—	—	53
Other noninterest expenses	96	81	80
Total noninterest expenses	1,784	1,743	1,794
Income before income taxes	591	1,532	1,535
Provision for income taxes	117	334	300
NET INCOME	474	1,198	1,235
Less:
Income allocated to participating securities	2	7	8
Preferred stock dividends	13	—	—
Net income attributable to common shares	$459	$1,191	$1,227
Earnings per common share:
Basic	$3.29	$7.95	$7.31
Diluted	3.27	7.87	7.20
Cash dividends declared on common stock	378	398	309
Cash dividends declared per common share	2.72	2.68	1.84
See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Comerica Incorporated and Subsidiaries

(in millions)
Years Ended December 31	2020	2019	2018
NET INCOME	$474	$1,198	$1,235
OTHER COMPREHENSIVE INCOME (LOSS)
Unrealized gains (losses) on investment securities:
Net unrealized holding gains (losses) arising during the period	191	257	(69)
Less:
Reclassification adjustment for net securities losses included in net income	—	(8)	(20)
Change in net unrealized gains (losses) before income taxes	191	265	(49)
Net gains on cash flow hedges:
Net cash flow hedge gains arising during the period before income taxes	229	44	—
Less:
Net cash flow hedge gains recognized in interest and fees on loans before taxes	70	—	—
Change in net cash flow hedge gains before income taxes	159	44	—
Defined benefit pension and other postretirement plans adjustment:
Actuarial gain (loss) arising during the period	142	163	(191)
Adjustments for amounts recognized as components of net periodic benefit cost:
Amortization of actuarial net loss	63	42	61
Amortization of prior service credit	(27)	(27)	(27)
Change in defined benefit pension and other postretirement plans adjustment before income taxes	178	178	(157)
Total other comprehensive income (loss) before income taxes	528	487	(206)
Provision (benefit) for income taxes	125	113	(47)
Total other comprehensive income (loss), net of tax	403	374	(159)
COMPREHENSIVE INCOME	$877	$1,572	$1,076
See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
Comerica Incorporated and Subsidiaries

					Accumulated
	Nonredeemable	Common Stock			Other			Total
	Preferred	Shares		Capital	Comprehensive	Retained	Treasury	Shareholders'
(in millions, except per share data)	Stock	Outstanding	Amount	Surplus	Income (Loss)	Earnings	Stock	Equity
BALANCE AT DECEMBER 31, 2017	$—	172.9	$1,141	$2,122	$(451)	$7,887	$(2,736)	$7,963
Cumulative effect of change in accounting principles	—	—	—	—	1	14	—	15
Net income	—	—	—	—	—	1,235	—	1,235
Other comprehensive loss, net of tax	—	—	—	—	(159)	—	—	(159)
Cash dividends declared on common stock ($1.84 per share)	—	—	—	—	—	(309)	—	(309)
Purchase of common stock	—	(14.9)	—	(3)	—	—	(1,326)	(1,329)
Net issuance of common stock under employee stock plans	—	1.5	—	(9)	—	(23)	75	43
Net issuance of common stock for warrants	—	0.6	—	(10)	—	(23)	33	—
Share-based compensation	—	—	—	48	—	—	—	48
BALANCE AT DECEMBER 31, 2018	—	160.1	1,141	2,148	(609)	8,781	(3,954)	7,507
Cumulative effect of change in accounting principle	—	—	—	—	—	(14)	—	(14)
Net income	—	—	—	—	—	1,198	—	1,198
Other comprehensive income, net of tax	—	—	—	—	374	—	—	374
Cash dividends declared on common stock ($2.68 per share)	—	—	—	—	—	(398)	—	(398)
Purchase of common stock	—	(18.7)	—	—	—	—	(1,380)	(1,380)
Net issuance of common stock under employee stock plans	—	0.7	—	(13)	—	(29)	43	1
Share-based compensation	—	—	—	39	—	—	—	39
BALANCE AT DECEMBER 31, 2019	—	142.1	$1,141	$2,174	$(235)	$9,538	$(5,291)	$7,327
Cumulative effect of change in accounting principle	—	—	—	—	—	13	—	13
Net income	—	—	—	—	—	474	—	474
Other comprehensive income, net of tax	—	—	—	—	403	—	—	403
Cash dividends declared on common stock ($2.72 per share)	—	—	—	—	—	(378)	—	(378)
Cash dividends declared on preferred stock	—	—	—	—	—	(13)	—	(13)
Purchase of common stock	—	(3.4)	—	—	—	—	(194)	(194)
Issuance of preferred stock	394	—	—	—	—	—	—	394
Net issuance of common stock under employee stock plans	—	0.5	—	(13)	—	(11)	24	—
Share-based compensation	—	—	—	24	—	—	—	24
BALANCE AT DECEMBER 31, 2020	$394	139.2	$1,141	$2,185	$168	$9,623	$(5,461)	$8,050
See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
Comerica Incorporated and Subsidiaries

(in millions)
Years Ended December 31	2020	2019	2018
OPERATING ACTIVITIES
Net income	$474	$1,198	$1,235
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	537	74	(1)
(Benefit) provision for deferred income taxes	(89)	12	24
Depreciation and amortization	108	114	120
Net periodic defined benefit credit	(25)	(29)	(18)
Share-based compensation expense	24	39	48
Net amortization of securities	15	2	3
Accretion of loan purchase discount	—	—	(1)
Net securities losses	—	7	19
Net (gains) losses on sales of foreclosed property	(1)	1	(1)
Net change in:
Accrued income receivable	25	17	(45)
Accrued expenses payable	(29)	(27)	49
Other, net	(111)	(318)	184
Net cash provided by operating activities	928	1,090	1,616
INVESTING ACTIVITIES
Investment securities available-for-sale:
Maturities and redemptions	3,350	2,262	1,781
Sales	—	987	1,256
Purchases	(5,804)	(3,346)	(3,032)
Net change in loans	(2,136)	(324)	(1,045)
Proceeds from sales of foreclosed property	5	1	8
Net increase in premises and equipment	(79)	(86)	(90)
Federal Home Loan Bank stock:
Purchases	(51)	(201)	(41)
Redemptions	92	201	—
Proceeds from bank-owned life insurance settlements	20	10	9
Other, net	1	2	(2)
Net cash used in investing activities	(4,602)	(494)	(1,156)
FINANCING ACTIVITIES
Net change in:
Deposits	15,554	1,711	(2,082)
Short-term borrowings	(71)	27	34
Medium- and long-term debt:
Maturities and redemptions	(1,675)	(350)	—
Issuances and advances	—	1,050	1,850
Preferred stock:
Issuance	394	—	—
Cash dividends paid	(8)	—	—
Common stock:
Repurchases	(199)	(1,394)	(1,338)
Cash dividends paid	(375)	(402)	(263)
Issuances under employee stock plans	4	18	52
Other, net	(1)	1	3
Net cash provided by (used in) financing activities	13,623	661	(1,744)
Net increase (decrease) in cash and cash equivalents	9,949	1,257	(1,284)
Cash and cash equivalents at beginning of period	5,818	4,561	5,845
Cash and cash equivalents at end of period	$15,767	$5,818	$4,561
Interest paid	$203	$462	$261
Income taxes paid	141	266	200
Noncash investing and financing activities:
Loans transferred to other real estate	1	12	3
Securities transferred from held-to-maturity to available-for-sale	—	—	1,266
Securities transferred from available-for-sale to equity securities	—	—	81
See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Comerica Incorporated and Subsidiaries

NOTE 1 - BASIS OF PRESENTATION AND ACCOUNTING POLICIES
Organization
Comerica Incorporated (the Corporation) is a registered financial holding company headquartered in Dallas, Texas. The Corporation’s major business segments are the Commercial Bank, the Retail Bank and Wealth Management. The Corporation operates in three primary geographic markets: Michigan, California and Texas. For further discussion of each business segment and primary geographic market, refer to Note 22. The Corporation and its banking subsidiaries are regulated at both the state and federal levels.
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
Deferred compensation plan assets and liabilities as well as equity securities with a readily determinable fair value
The Corporation holds a portfolio of securities that includes equity securities and assets held related to deferred compensation plans. Securities and associated deferred compensation plan liabilities are recorded at fair value on a recurring

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Comerica Incorporated and Subsidiaries

basis and included in other short-term investments and accrued expenses and other liabilities, respectively, on the Consolidated Balance Sheets. Level 1 securities include assets related to deferred compensation plans, which are invested in mutual funds, U.S. Treasury securities that are traded by dealers or brokers in active over-the-counter markets and other securities traded on an active exchange, such as the New York Stock Exchange. Level 2 securities include municipal bonds and residential mortgage-backed securities issued by U.S. government-sponsored entities and corporate debt securities. Deferred compensation plan liabilities represent the fair value of the obligation to the plan participant, which corresponds to the fair value of the invested assets. The methods used to value equity securities and deferred compensation plan assets are the same as the methods used to value investment securities, discussed below.
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
Loans
The Corporation does not record loans at fair value on a recurring basis. However, an individual allowance may be established for a loan that no longer shares risk characteristics with loan pools, typically collateral-dependent loans for which reserves are based on the fair value of the underlying collateral. Such loan values are reported as nonrecurring fair value measurements. Collateral values supporting individually evaluated loans are evaluated quarterly. When management determines that the fair value of the collateral requires additional adjustments, either as a result of non-current appraisal value or when there is no observable market price, the Corporation classifies the loan as Level 3.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Comerica Incorporated and Subsidiaries

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
Nonmarketable equity securities
The Corporation has a portfolio of indirect (through funds) private equity and venture capital investments with a carrying value of $5 million and unfunded commitments of less than $1 million, at December 31, 2020. The investments are accounted for either on the cost or equity method and are individually reviewed for impairment on a quarterly basis by comparing the carrying value to the estimated fair value. These investments may be carried at fair value on a nonrecurring basis when they are deemed to be impaired and written down to fair value. Where there is not a readily determinable fair value, the Corporation estimates fair value for indirect private equity and venture capital investments based on the net asset value, as reported by the fund.
The Corporation also holds restricted equity investments, primarily Federal Home Loan Bank (FHLB) and Federal Reserve Bank (FRB) stock. Restricted equity securities are not readily marketable and are recorded at cost (par value) in accrued income and other assets on the Consolidated Balance Sheets and evaluated for impairment based on the ultimate recoverability of the par value. No significant observable market data for these instruments is available. The Corporation considers the profitability and asset quality of the issuer, dividend payment history and recent redemption experience and believes its investments in FHLB and FRB stock are ultimately recoverable at par. Therefore, the carrying amount for these restricted equity investments approximates fair value. The Corporation classifies the estimated fair value of such investments as Level 1. The Corporation’s investment in FHLB stock totaled $122 million and $163 million at December 31, 2020 and 2019, and its investment in FRB stock totaled $85 million at both December 31, 2020 and 2019.
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
Investment Securities
Debt securities are classified as trading, available-for-sale (AFS) or held-to-maturity. Trading securities are recorded at fair value, with unrealized gains and losses included in noninterest income on the Consolidated Statements of Income. AFS securities are recorded at fair value, with unrealized gains and losses, net of income taxes, reported as a separate component of other comprehensive income (OCI). Securities for which management has the intent and ability to hold to maturity are classified as held-to-maturity and recorded at amortized cost. Interest income is recognized using the interest method.
An AFS security is impaired if its fair value is less than amortized cost. Credit-related impairment is recognized as an allowance to investment securities available for sale on the Consolidated Balance Sheets with a corresponding adjustment to provision for credit losses on the Consolidated Statements of Income. Non-credit-related impairment is recognized as a component of OCI. If the Corporation intends to sell an impaired AFS security or more likely than not will be required to sell that security before recovering its amortized cost basis, the entire impairment amount is recognized in earnings with corresponding adjustment to the security's amortized cost basis.
For certain types of AFS securities, such as U.S. Treasuries and other securities with government guarantees, the Corporation generally expects zero credit losses. The zero-loss expectation applies to all the Corporation’s securities and no allowance for credit losses was recorded on its AFS securities portfolio at December 31, 2020.
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
The CARES Act, signed in to law on March 27, 2020, included provisions that provide temporary relief from TDR accounting for certain types of modifications. Under these provisions, modifications deemed to be COVID-19-related would not be considered a TDR if the loan was not more than 30 days past due as of December 31, 2019 and the deferral was executed between March 1, 2020 and the earlier of 60 days after the date of termination of the COVID-19 national emergency or December 31, 2020. The termination of these provisions was extended, to the earlier of 60 days after the COVID-19 national emergency date or January 1, 2022, with the Consolidated Appropriations Act of 2021. The banking regulators issued similar guidance, which also clarified that a COVID-19-related modification should not be considered a TDR if the borrower was current on payments at the time the underlying loan modification program was implemented and if the modification was considered to be short-term. Modifications are first evaluated for eligibility under the CARES Act, then the interagency guidance if they do not qualify for the CARES Act relief. Modifications that are not eligible for either program continue to follow the Corporation’s established TDR policy. Additionally, loans with deferrals granted due to COVID-19 are not generally reported as past due or nonaccrual.
Effective January 1, 2020, the Corporation adopted ASU No. 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting,” (ASU 2020-04). Typically, entities must evaluate

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Comerica Incorporated and Subsidiaries

whether a loan contract modification results in a modified loan or a new loan for accounting purposes. Topic 848 allows entities to bypass this evaluation for qualifying modifications related to reference rate reform. The Corporation will apply the relief provided by Topic 848 to qualifying contract modifications.
Loan Origination Fees and Costs
Substantially all loan origination fees and costs are deferred and amortized to net interest income over the life of the related loan or over the commitment period as a yield adjustment. Net deferred income on originated loans, including unearned income and unamortized costs, fees, premiums and discounts, totaled $145 million and $103 million at December 31, 2020 and 2019, respectively. Net deferred income at December 31, 2020 included $55 million of net fees from PPP loans.
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
Collective loss estimates are determined by applying loss factors, designed to estimate current expected credit losses, to amortized cost balances over the remaining contractual life of the collectively evaluated portfolio. Loans with similar risk characteristics are aggregated into homogeneous pools. Business loans are assigned to pools based primarily on business line and the Corporation’s internal risk rating system. For retail loans, pools are based on loan type, past due status and credit scores. Loss factors are based on estimated probability of default for each pool, set to a default horizon based on contractual life, and loss given default. Historical estimates are calibrated to economic forecasts over the reasonable and supportable forecast period based on the projected performance of specific economic variables that statistically correlate with each of the probability of default and loss given default pools. At least annually, management considers different models when estimating credit losses, selecting ones that most reasonably forecast credit losses in the relevant economic environment.
The calculation of current expected credit losses is inherently subjective, as it requires management to exercise judgment in determining appropriate factors used to determine the allowance. Some of the most significant factors in the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Comerica Incorporated and Subsidiaries

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
A loan is considered past due when the contractually required principal or interest payment is not received by the specified due date or, for certain loans, when a scheduled monthly payment is past due and unpaid for 30 days or more. Business loans are generally placed on nonaccrual status when management determines full collection of principal or interest is unlikely or when principal or interest payments are 90 days past due, unless the loan is fully collateralized and in the process of collection. The past-due status of a business loan is one of many indicative factors considered in determining the collectibility of the credit. The primary driver of when the principal amount of a business loan should be fully or partially charged-off is based on a qualitative assessment of the recoverability of the principal amount from collateral and other cash flow sources. Residential mortgage and home equity loans are generally placed on nonaccrual status once they become 90 days past due and are charged off to current appraised values less costs to sell no later than 180 days past due. In addition, junior lien home equity loans less than 90 days past due are placed on nonaccrual status if they have underlying risk characteristics that place full collection of the loan in doubt, such as when the related senior lien position is identified as seriously delinquent. Residential mortgage and consumer loans in bankruptcy for which the court has discharged the borrower's obligation and the borrower has not reaffirmed the debt are placed on nonaccrual status and written down to estimated collateral value, without regard to the actual payment status of the loan, and are classified as TDRs. All other consumer loans are generally placed on nonaccrual status at 90 days past due and are charged off at no later than 120 days past due, or earlier if deemed uncollectible. Loans with payment deferrals granted due to COVID-19 are not considered past due or nonaccrual.
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
Premises and Equipment
Premises and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation, computed using the straight-line method, is charged to occupancy expenses in the Consolidated Statements of Income over the estimated useful lives of the assets. Estimated useful lives are generally 3 years to 33 years for premises that the Corporation owns and 3 years to 8 years for furniture and equipment. Leasehold improvements are generally amortized over the terms of their respective leases or 10 years, whichever is shorter.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Comerica Incorporated and Subsidiaries

Operating Leases
Operating leases with a term greater than one year are recognized as lease liabilities, measured as the present value of unpaid lease payments for operating leases where the Corporation is the lessee, and corresponding right-of-use (ROU) assets for the right to use the leased properties. Operating lease liabilities, recorded in accrued expenses and other liabilities, reflect the Corporation’s obligation to make future lease payments, primarily for real estate locations. Lease terms typically comprise contractual terms but may include extension options reasonably certain of being exercised at lease inception for certain strategic locations such as regional headquarters. Payments are discounted using the Corporation's incremental borrowing rate, or the rate it would pay to borrow amounts equal to the lease payments over the lease term. The Corporation does not separate lease and non-lease components for contracts in which it is the lessee. ROU assets, recorded in accrued income and other assets, are measured based on lease liabilities adjusted for incentives as well as accrued and prepaid rent. Operating lease expense is recognized on a straight-line basis over the lease term, while variable lease payments are recognized as incurred. Common area maintenance and other executory costs are the main components of variable lease payments. Operating and variable lease expenses are recorded in net occupancy expense on the Consolidated Statements of Income.
Software
Capitalized software, stated at cost less accumulated amortization, includes purchased software, capitalizable application development costs associated with internally developed software and cloud computing arrangements, including capitalizable implementation costs associated with hosting arrangements that are service contracts. Capitalized software is included in accrued income and other assets on the Consolidated Balance Sheets. Amortization expense, generally computed on the straight-line method, is charged to software expense in the Consolidated Statements of Income over the estimated useful life of the software, generally five years, or the term of the hosting arrangement for implementation costs related to service contracts.
Cloud computing arrangements include software as a service (SaaS), platform as a service (PaaS), infrastructure as a service (IaaS) and other similar hosting arrangements. The Corporation primarily utilizes SaaS and IaaS arrangements.
Capitalized implementation costs of hosting arrangements that are service contracts were $2 million at December 31, 2020.
Effective January 1, 2020, the Corporation adopted the provisions of ASU No. 2018-15, “Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract," using a prospective approach for implementation costs incurred subsequent to the adoption of the standard. For the year ended December 31, 2020, software expense included $33 million of hosting fees that would have previously been included in outside processing fee expense.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Comerica Incorporated and Subsidiaries

Additional information regarding goodwill and core deposit intangibles can be found in Note 7.
Nonmarketable Equity Securities
The Corporation has certain investments that are not readily marketable. These investments include a portfolio of investments in indirect private equity and venture capital funds and restricted equity investments, which are securities the Corporation is required to hold for various reasons, primarily Federal Home Loan Bank of Dallas (FHLB) and Federal Reserve Bank (FRB) stock. These investments are accounted for on the cost or equity method and are included in accrued income and other assets on the Consolidated Balance Sheets. The investments are individually reviewed for impairment on a quarterly basis. Indirect private equity and venture capital funds are evaluated for impairment by comparing the carrying value to the estimated fair value. Impairment is charged to current earnings and the carrying value of the investment is written down accordingly. FHLB and FRB stock are recorded at cost (par value) and evaluated for impairment based on the ultimate recoverability of the par value. If the Corporation does not expect to recover the full par value, the amount by which the par value exceeds the ultimately recoverable value would be charged to current earnings and the carrying value of the investment would be written down accordingly.
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
The Corporation adopted Topic 848: Reference Rate Reform for derivative instruments designated and qualifying as fair value or cash flow hedges, effective January 1, 2020. As part of the adoption, certain hedge accounting requirements for qualifying modifications to derivative instruments due to reference rate reform are temporarily suspended. For further information on Topic 848, refer to the "Loans" policy in this Note.
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
Share-Based Compensation
The Corporation recognizes share-based compensation expense using the straight-line method over the requisite service period for all stock awards, including those with graded vesting. The requisite service period is the period an employee is required to provide service in order to vest in the award, which cannot extend beyond the date at which the employee is no longer required to perform any service to receive the share-based compensation (i.e., the retirement-eligible date). Forfeiture of stock awards and dividend equivalents are accounted for as they occur.
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
Income Taxes
The provision for income taxes is the sum of income taxes due for the current year and deferred taxes. The Corporation classifies interest and penalties on income tax liabilities and excess tax benefits and deficiencies resulting from employee stock awards in the provision for income taxes on the Consolidated Statements of Income.
Deferred taxes arise from temporary differences between the income tax basis and financial accounting basis of assets and liabilities. Deferred tax assets are evaluated for realization based on available evidence of projected future reversals of existing taxable temporary differences, assumptions made regarding future events and, when applicable, state loss carryback

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Comerica Incorporated and Subsidiaries

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
Assets and Liabilities Recorded at Fair Value on a Recurring Basis
The following tables present the recorded amount of assets and liabilities measured at fair value on a recurring basis as of December 31, 2020 and 2019.

(in millions)	Total	Level 1	Level 2	Level 3
December 31, 2020
Deferred compensation plan assets	$107	$107	$—	$—
Equity securities	60	60	—	—
Investment securities available-for-sale:
U.S. Treasury and other U.S. government agency securities	4,658	4,658	—	—
Residential mortgage-backed securities (a)	10,370	—	10,370	—
Total investment securities available-for-sale	15,028	4,658	10,370	—
Derivative assets:
Interest rate contracts	531	—	492	39
Energy derivative contracts	151	—	151	—
Foreign exchange contracts	18	—	18	—
Total derivative assets	700	—	661	39
Total assets at fair value	$15,895	$4,825	$11,031	$39
Derivative liabilities:
Interest rate contracts	$61	$—	$61	$—
Energy derivative contracts	149	—	149	—
Foreign exchange contracts	19	—	19	—
Total derivative liabilities	229	—	229	—
Deferred compensation plan liabilities	107	107	—	—
Total liabilities at fair value	$336	$107	$229	$—
(a)Issued and/or guaranteed by U.S. government agencies or U.S. government-sponsored enterprises.
(Table continues on following page)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Comerica Incorporated and Subsidiaries

(in millions)	Total	Level 1	Level 2	Level 3
December 31, 2019
Deferred compensation plan assets	$95	$95	$—	$—
Equity and other non-debt securities	54	54	—	—
Investment securities available-for-sale:
U.S. Treasury and other U.S. government agency securities	2,792	2,792	—	—
Residential mortgage-backed securities (a)	9,606	—	9,606	—
Total investment securities available-for-sale	12,398	2,792	9,606	—
Derivative assets:
Interest rate contracts	211	—	189	22
Energy derivative contracts	96	—	96	—
Foreign exchange contracts	10	—	10	—
Total derivative assets	317	—	295	22
Total assets at fair value	$12,864	$2,941	$9,901	$22
Derivative liabilities:
Interest rate contracts	$39	$—	$39	$—
Energy derivative contracts	92	—	92	—
Foreign exchange contracts	10	—	10	—
Total derivative liabilities	141	—	141	—
Deferred compensation plan liabilities	95	95	—	—
Total liabilities at fair value	$236	$95	$141	$—
(a)Issued and/or guaranteed by U.S. government agencies or U.S. government-sponsored enterprises.
There were no transfers of assets or liabilities recorded at fair value on a recurring basis into or out of Level 3 fair value measurements during the year ended December 31, 2020 and 2019.
The following table summarizes the changes in Level 3 assets measured at fair value on a recurring basis for the year ended December 31, 2020 and 2019.

		Net Realized/Unrealized Gains (Pretax) Recorded in Earnings (a)
	Balance at Beginning of Period			Sales	Balance at End of Period
(in millions)		Realized	Unrealized
Year Ended December 31, 2020
Derivative assets:
Interest rate contracts	$22	$—	$17	$—	$39
Year Ended December 31, 2019
Derivative assets:
Interest rate contracts	$9	$1	$13	$(1)	$22
(a)Realized and unrealized gains and losses due to changes in fair value recorded in other noninterest income on the Consolidated Statements of Income.
Assets and Liabilities Recorded at Fair Value on a Nonrecurring Basis
The Corporation may be required to record certain assets and liabilities at fair value on a nonrecurring basis. These include assets that are recorded at the lower of cost or fair value, and were recognized at fair value since it was less than cost at the end of the period.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Comerica Incorporated and Subsidiaries

The following table presents assets recorded at fair value on a nonrecurring basis at December 31, 2020 and 2019. No liabilities were recorded at fair value on a nonrecurring basis at December 31, 2020 and 2019.

(in millions)	Level 3
December 31, 2020
Loans:
Commercial	$134
Commercial mortgage	16
Total assets at fair value	$150
December 31, 2019
Loans:
Commercial	$70
Total assets at fair value	$70
Level 3 assets recorded at fair value on a nonrecurring basis at December 31, 2020 and 2019 included both nonaccrual loans and TDRs for which a specific allowance was established based on the fair value of collateral. The unobservable inputs were the additional adjustments applied by management to the appraised values to reflect such factors as non-current appraisals and revisions to estimated time to sell. These adjustments are determined based on qualitative judgments made by management on a case-by-case basis and are not quantifiable inputs, although they are used in the determination of fair value.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Comerica Incorporated and Subsidiaries

The carrying amount and estimated fair value of financial instruments not recorded at fair value in their entirety on a recurring basis on the Corporation’s Consolidated Balance Sheets are as follows:

	Carrying Amount	Estimated Fair Value
(in millions)		Total	Level 1	Level 2	Level 3
December 31, 2020
Assets
Cash and due from banks	$1,031	$1,031	$1,031	$—	$—
Interest-bearing deposits with banks	14,736	14,736	14,736	—	—
Loans held-for-sale	5	5	—	5	—
Total loans, net of allowance for loan losses (a)	51,343	50,601	—	—	50,601
Customers’ liability on acceptances outstanding	1	1	1	—	—
Restricted equity investments	207	207	207	—	—
Nonmarketable equity securities (b)	5	9
Liabilities
Demand deposits (noninterest-bearing)	39,420	39,420	—	39,420	—
Interest-bearing deposits	31,316	31,316	—	31,316	—
Customer certificates of deposit	2,133	2,133	—	2,133	—
Total deposits	72,869	72,869	—	72,869	—
Acceptances outstanding	1	1	1	—	—
Medium- and long-term debt	5,728	5,790	—	5,790	—
Credit-related financial instruments	(68)	(68)	—	—	(68)
December 31, 2019
Assets
Cash and due from banks	$973	$973	$973	$—	$—
Interest-bearing deposits with banks	4,845	4,845	4,845	—	—
Loans held-for-sale	6	6	—	6	—
Total loans, net of allowance for loan losses (a)	49,732	49,975	—	—	49,975
Customers’ liability on acceptances outstanding	2	2	2	—	—
Restricted equity investments	248	248	248	—	—
Nonmarketable equity securities (b)	5	10
Liabilities
Demand deposits (noninterest-bearing)	27,382	27,382	—	27,382	—
Interest-bearing deposits	26,802	26,802	—	26,802	—
Customer certificates of deposit	2,978	2,968	—	2,968	—
Other time deposits	133	133	—	133	—
Total deposits	57,295	57,285	—	57,285	—
Short-term borrowings	71	71	71	—	—
Acceptances outstanding	2	2	2	—	—
Medium- and long-term debt	7,269	7,316	—	7,316	—
Credit-related financial instruments	(57)	(57)	—	—	(57)
(a)Included $150 million and $70 million of loans recorded at fair value on a nonrecurring basis at December 31, 2020 and 2019, respectively.
(b)Certain investments that are measured at fair value using the net asset value have not been classified in the fair value hierarchy. The fair value amounts presented in the table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the Consolidated Balance Sheets.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Comerica Incorporated and Subsidiaries

NOTE 3 - INVESTMENT SECURITIES
A summary of the Corporation’s investment securities follows:

(in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2020
Investment securities available-for-sale:
U.S. Treasury and other U.S. government agency securities	$4,583	$76	$1	$4,658
Residential mortgage-backed securities (a)	10,169	203	2	10,370
Total investment securities available-for-sale	$14,752	$279	$3	$15,028
December 31, 2019
Investment securities available-for-sale:
U.S. Treasury and other U.S. government agency securities	$2,745	$47	$—	$2,792
Residential mortgage-backed securities (a)	9,568	66	28	9,606
Total investment securities available-for-sale	$12,313	$113	$28	$12,398
(a)Issued and/or guaranteed by U.S. government agencies or U.S. government-sponsored enterprises.
A summary of the Corporation’s investment securities in an unrealized loss position as of December 31, 2020 and 2019 follows:

	Temporarily Impaired
	Less than 12 Months		12 Months or more		Total
(in millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2020
U.S. Treasury and other U.S. government agency securities	$1,119	$1	$—	$—	$1,119	$1
Residential mortgage-backed securities (a)	952	2	—	—	952	2
Total temporarily impaired securities	$2,071	$3	$—	$—	$2,071	$3
December 31, 2019
Residential mortgage-backed securities (a)	$1,494	$7	$1,906	$21	$3,400	$28
Total temporarily impaired securities	$1,494	$7	$1,906	$21	$3,400	$28
(a)Issued and/or guaranteed by U.S. government agencies or U.S. government-sponsored enterprises.
Unrealized losses resulted from changes in market interest rates and liquidity. The Corporation’s portfolio is comprised of securities issued or guaranteed by the U.S. government or government-sponsored enterprises. As such, it is expected that the securities would not be settled at a price less than the amortized cost of the investments. Further, the Corporation does not intend to sell the investments, and it is not more-likely-than-not that it will be required to sell the the investments before recovery of amortized costs. At December 31, 2020, the Corporation had 32 securities in an unrealized loss position with no allowance for credit losses, comprised of 11 U.S. Treasury securities and 21 residential mortgage-backed securities.
Interest receivable on investment securities totaled $18 million and $20 million at December 31, 2020 and 2019 and was included in accrued income and other assets on the Consolidated Balance Sheets.
Sales, calls and write-downs of investment securities available-for-sale, primarily from repositioning $1.0 billion and $1.3 billion of lower-yielding treasury securities in the years ended December 31, 2019 and 2018, respectively, resulted in the following gains and losses recorded in net securities losses on the Consolidated Statements of Income, computed based on the adjusted cost of the specific security.

(in millions)
Year Ended December 31	2020	2019	2018
Securities gains	$1	$1	$2
Securities losses	(1)	(8)	(21)
Net securities losses	$—	$(7)	$(19)

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

(in millions)
December 31, 2020	Amortized Cost	Fair Value
Contractual maturity
Within one year	$1,547	$1,571
After one year through five years	3,235	3,297
After five years through ten years	697	716
After ten years	9,273	9,444
Total investment securities	$14,752	$15,028
Included in the contractual maturity distribution in the table above were residential mortgage-backed securities with a total amortized cost of $10.2 billion and a fair value of $10.4 billion. The actual cash flows of mortgage-backed securities may differ as borrowers of the underlying loans may exercise prepayment options.
At December 31, 2020, investment securities with a carrying value of $5.1 billion were pledged where permitted or required by law, including $4.4 billion pledged to the Federal Home Loan Bank (FHLB) as collateral for potential future borrowings of approximately $4.2 billion and $646 million to secure $488 million of liabilities, primarily public and other deposits of state and local government agencies and derivative instruments. For information on FHLB borrowings, refer to Note 12.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Comerica Incorporated and Subsidiaries

NOTE 4 – CREDIT QUALITY AND ALLOWANCE FOR CREDIT LOSSES
The following table presents an aging analysis of the amortized cost basis of loans.

	Loans Past Due and Still Accruing
(in millions)	30-59 Days	60-89 Days	90 Days or More	Total	Nonaccrual Loans	Current Loans (a)	Total Loans
December 31, 2020
Business loans:
Commercial	$62	$115	$33	$210	$252	$32,291	$32,753
Real estate construction:
Commercial Real Estate business line (b)	31	—	—	31	—	3,626	3,657
Other business lines (c)	9	—	—	9	1	415	425
Total real estate construction	40	—	—	40	1	4,041	4,082
Commercial mortgage:
Commercial Real Estate business line (b)	51	1	—	52	3	2,218	2,273
Other business lines (c)	48	40	5	93	26	7,520	7,639
Total commercial mortgage	99	41	5	145	29	9,738	9,912
Lease financing	14	—	1	15	1	578	594
International	—	—	—	—	—	926	926
Total business loans	215	156	39	410	283	47,574	48,267
Retail loans:
Residential mortgage	11	4	—	15	47	1,768	1,830
Consumer:
Home equity	7	1	—	8	17	1,563	1,588
Other consumer	10	—	6	16	—	590	606
Total consumer	17	1	6	24	17	2,153	2,194
Total retail loans	28	5	6	39	64	3,921	4,024
Total loans	$243	$161	$45	$449	$347	$51,495	$52,291
December 31, 2019
Business loans:
Commercial	$27	$7	$17	$51	$148	$31,274	$31,473
Real estate construction:
Commercial Real Estate business line (b)	6	—	—	6	—	3,038	3,044
Other business lines (c)	—	7	—	7	—	404	411
Total real estate construction	6	7	—	13	—	3,442	3,455
Commercial mortgage:
Commercial Real Estate business line (b)	9	—	—	9	2	2,165	2,176
Other business lines (c)	16	18	9	43	12	7,328	7,383
Total commercial mortgage	25	18	9	52	14	9,493	9,559
Lease financing	1	—	—	1	—	587	588
International	—	5	—	5	—	1,004	1,009
Total business loans	59	37	26	122	162	45,800	46,084
Retail loans:
Residential mortgage	15	2	—	17	20	1,808	1,845
Consumer:
Home equity	4	5	—	9	17	1,685	1,711
Other consumer	2	3	—	5	—	724	729
Total consumer	6	8	—	14	17	2,409	2,440
Total retail loans	21	10	—	31	37	4,217	4,285
Total loans	$80	$47	$26	$153	$199	$50,017	$50,369
(a)Includes $141 million of loans with deferred payments not considered past due in accordance with the CARES Act, at December 31, 2020.
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

	December 31, 2020										December 31, 2019
	Vintage Year
(in millions)	2020		2019	2018	2017	2016	Prior	Revolvers	Revolvers Converted to Term	Total	Total
Business loans:
Commercial:
Pass (a)	$5,991	(b)	$2,316	$1,563	$1,051	$429	$755	$18,416	$17	$30,538	$29,785
Criticized (c)	30		281	191	116	64	166	1,365	2	2,215	1,688
Total commercial	6,021		2,597	1,754	1,167	493	921	19,781	19	32,753	31,473
Real estate construction
Pass (a)	433		1,080	1,244	631	335	141	171	—	4,035	3,424
Criticized (c)	3		28	5	8	—	1	2	—	47	31
Total real estate construction	436		1,108	1,249	639	335	142	173	—	4,082	3,455
Commercial mortgage
Pass (a)	2,053		1,559	1,146	1,120	818	2,272	431	—	9,399	9,262
Criticized (c)	47		130	42	45	41	193	15	—	513	297
Total commercial mortgage	2,100		1,689	1,188	1,165	859	2,465	446	—	9,912	9,559
Lease financing
Pass (a)	109		122	71	50	14	201	—	—	567	579
Criticized (c)	2		17	5	2	1	—	—	—	27	9
Total lease financing	111		139	76	52	15	201	—	—	594	588
International
Pass (a)	274		161	103	11	3	64	245	—	861	972
Criticized (c)	13		8	18	4	7	2	13	—	65	37
Total international	287		169	121	15	10	66	258	—	926	1,009
Total business loans	8,955		5,702	4,388	3,038	1,712	3,795	20,658	19	48,267	46,084
Retail loans:
Residential mortgage
Pass (a)	639		230	119	197	196	398	—	—	1,779	1,823
Criticized (c)	7		2	2	6	2	32	—	—	51	22
Total residential mortgage	646		232	121	203	198	430	—	—	1,830	1,845
Consumer:
Home equity
Pass (a)	—		—	—	—	—	15	1,489	63	1,567	1,682
Criticized (c)	—		—	—	—	—	1	13	7	21	29
Total home equity	—		—	—	—	—	16	1,502	70	1,588	1,711
Other consumer
Pass (a)	113		23	12	2	3	41	404	—	598	722
Criticized (c)	—		—	2	—	—	—	6	—	8	7
Total other consumer	113		23	14	2	3	41	410	—	606	729
Total consumer	113		23	14	2	3	57	1,912	70	2,194	2,440
Total retail loans	759		255	135	205	201	487	1,912	70	4,024	4,285
Total loans	$9,714		$5,957	$4,523	$3,243	$1,913	$4,282	$22,570	$89	$52,291	$50,369
(a)Includes all loans not included in the categories of special mention, substandard or nonaccrual.
(b)Includes $3.5 billion of Small Business Administration Paycheck Protection Program (PPP) loans at December 31, 2020.
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
Loan interest receivable totaled $141 million and $172 million at December 31, 2020 and 2019, respectively, and was included in accrued income and other assets on the Consolidated Balance Sheets.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Comerica Incorporated and Subsidiaries

Allowance for Credit Losses
The following table details the changes in the allowance for credit losses.

	2020			2019			2018
(dollar amounts in millions)	Business Loans	Retail Loans	Total	Business Loans	Retail Loans	Total	Business Loans	Retail Loans	Total
Years Ended December 31,
Balance at beginning of period:
Allowance for loan losses	$601	$36	$637	$627	$44	$671	$661	$51	$712
Allowance for credit losses on lending-related commitments	28	3	31	26	4	30	38	4	42
Allowance for credit losses	629	39	668	653	48	701	699	55	754
Cumulative effect of change in accounting principle	(42)	25	(17)	—	—	—	—	—	—
Loan charge-offs	(233)	(5)	(238)	(147)	(5)	(152)	(99)	(4)	(103)
Recoveries on loans previously charged-off	38	4	42	40	5	45	47	5	52
Net loan (charge-offs) recoveries	(195)	(1)	(196)	(107)	—	(107)	(52)	1	(51)
Provision for credit losses:
Provision for loan losses	531	(7)	524	81	(8)	73	19	(8)	11
Provision for credit losses on lending-related commitments	7	6	13	2	(1)	1	(12)	—	(12)
Provision for credit losses	538	(1)	537	83	(9)	74	7	(8)	(1)
Foreign currency translation adjustment	—	—	—	—	—	—	(1)	—	(1)
Balance at end of period:
Allowance for loan losses	895	53	948	601	36	637	627	44	671
Allowance for credit losses on lending-related commitments	35	9	44	28	3	31	26	4	30
Allowance for credit losses	$930	$62	$992	$629	$39	$668	$653	$48	$701
Allowance for loan losses as a percentage of total loans	1.85%	1.32%	1.81%	1.30%	0.84%	1.27%	1.37%	0.97%	1.34%
Allowance for loan losses as a percentage of total loans excluding PPP loans	2.00	n/a	1.94	n/a	n/a	n/a	n/a	n/a	n/a
Allowance for credit losses as a percentage of total loans	1.93	1.55	1.90	1.37	0.91	1.33	1.43	1.05	1.40
Allowance for credit losses as a percentage of total loans excluding PPP loans	2.08	n/a	2.03	n/a	n/a	n/a	n/a	n/a	n/a
n/a - not applicable

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Comerica Incorporated and Subsidiaries

Nonaccrual Loans
The following table presents additional information regarding nonaccrual loans. No interest income was recognized on nonaccrual loans for the years ended December 31, 2020, 2019 and 2018.

(in millions)	Nonaccrual Loans with No Related Allowance	Nonaccrual Loans with Related Allowance	Total Nonaccrual Loans
December 31, 2020
Business loans:
Commercial	$57	$195	$252
Real estate construction:
Other business lines (a)	—	1	1
Commercial mortgage:
Commercial Real Estate business line (b)	1	2	3
Other business lines (a)	5	21	26
Total commercial mortgage	6	23	29
Lease financing	—	1	1
Total business loans	63	220	283
Retail loans:
Residential mortgage	47	—	47
Consumer:
Home equity	17	—	17
Total retail loans	64	—	64
Total nonaccrual loans	$127	$220	$347
December 31, 2019
Business loans:
Commercial	$29	$119	$148
Commercial mortgage:
Commercial Real Estate business line (b)	2	—	2
Other business lines (a)	1	11	12
Total commercial mortgage	3	11	14
Total business loans	32	130	162
Retail loans:
Residential mortgage	20	—	20
Consumer:
Home equity	17	—	17
Total retail loans	37	—	37
Total nonaccrual loans	$69	$130	$199
(a)Primarily loans secured by owner-occupied real estate.
(b)Primarily loans to real estate developers.

Foreclosed Properties
Foreclosed properties totaled $8 million and $11 million at December 31, 2020 and 2019, respectively. There were no retail loans secured by residential real estate properties in process of foreclosure included in nonaccrual loans in either of years ended December 31, 2020 and 2019.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Comerica Incorporated and Subsidiaries

Troubled Debt Restructurings
The following table details the amortized cost basis at December 31, 2020 and 2019 of loans considered to be TDRs that were restructured during the years ended December 31, 2020 and 2019, by type of modification. In cases of loans with more than one type of modification, the loans were categorized based on the most significant modification.

	2020			2019
	Type of Modification			Type of Modification
(in millions)	Principal Deferrals (a)	Interest Rate Reductions	Total Modifications	Principal Deferrals (a)	Interest Rate Reductions	Total Modifications
Years Ended December 31,
Business loans:
Commercial	$18	$—	$18	$28	$—	$28
Commercial mortgage:
Other business lines (b)	2	—	2	—	—	—
Total business loans	20	—	20	28	—	28
Retail loans:
Consumer:
Home equity (c)	—	2	2	—	1	1
Total loans	$20	$2	$22	$28	$1	$29
(a)Primarily represents loan balances where terms were extended by more than an insignificant time period, typically more than 180 days, at or above contractual interest rates. Also includes commercial loans restructured in bankruptcy. In accordance with the provisions of the CARES Act, 2020 balances exclude $72 million, primarily retail loans, with terms extended by more than an insignificant time period.
(b)Primarily loans secured by owner-occupied real estate.
(c)Includes bankruptcy loans for which the court has discharged the borrower's obligation and the borrower has not reaffirmed the debt.
The Corporation charges interest on principal balances outstanding during deferral periods. Additionally, none of the modifications involved forgiveness of principal. There were no commitments to lend additional funds to borrowers whose terms have been modified in TDRs at December 31, 2020, compared to $3 million at December 31, 2019. On an ongoing basis, the Corporation monitors the performance of modified loans to their restructured terms. The allowance for loan losses continues to be reassessed on the basis of an individual evaluation of the loan.
For principal deferrals, incremental deterioration in the credit quality of the loan, represented by a downgrade in the risk rating of the loan, for example, due to missed interest payments or a reduction of collateral value, is considered a subsequent default. For interest rate reductions, a subsequent payment default is defined in terms of delinquency, when a principal or interest payment is 90 days past due. Of the TDRs modified during the years ended December 31, 2020 and 2019, principal deferrals totaled $10 million and $12 million, respectively. There were no subsequent defaults of interest rate reductions during either of the years ended December 31, 2020 and 2019.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Comerica Incorporated and Subsidiaries

At December 31, 2020, the Corporation's concentration of credit risk with the commercial real estate industry, which includes a portfolio of real estate construction and commercial mortgage loans, represented 27 percent of total loans. The following table summarizes the Corporation's commercial real estate loan portfolio by loan category.

(in millions)
December 31	2020	2019
Real estate construction loans:
Commercial Real Estate business line (a)	$3,657	$3,044
Other business lines (b)	425	411
Total real estate construction loans	4,082	3,455
Commercial mortgage loans:
Commercial Real Estate business line (a)	2,273	2,176
Other business lines (b)	7,639	7,383
Total commercial mortgage loans	9,912	9,559
Total commercial real estate loans	$13,994	$13,014
Total unused commitments on commercial real estate loans	$3,272	$3,557
(a)Primarily loans to real estate developers.
(b)Primarily loans secured by owner-occupied real estate.

The Corporation also has a concentration of credit risk with the automotive industry. Outstanding loans, included in commercial loans on the Consolidated Balance Sheets, and total exposure (outstanding loans, unused commitments and standby letters of credit) to companies related to the automotive industry were as follows:

(in millions)
December 31	2020	2019
Automotive loans:
Production (a)	$1,093	$1,249
Dealer	5,692	7,414
Total automotive loans	$6,785	$8,663
Total automotive exposure:
Production (a)	$2,267	$2,358
Dealer	9,653	9,677
Total automotive exposure	$11,920	$12,035
(a)Excludes PPP loans.

NOTE 6 - PREMISES AND EQUIPMENT
A summary of premises and equipment by major category follows:

(in millions)
December 31	2020	2019
Land	$86	$86
Buildings and improvements	847	818
Furniture and equipment	485	513
Total cost	1,418	1,417
Less: Accumulated depreciation and amortization	(959)	(960)
Net book value	$459	$457
The Corporation conducts a portion of its business from leased facilities and leases certain equipment. Rental expense for leased properties and equipment amounted to $79 million, $81 million and $75 million in 2020, 2019 and 2018, respectively. Refer to Note 26 for more information on leased facilities and equipment.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Comerica Incorporated and Subsidiaries

NOTE 7 - GOODWILL AND CORE DEPOSIT INTANGIBLES
The following table summarizes the carrying value of goodwill by reporting unit for the years ended December 31, 2020 and 2019.

(in millions)
December 31	2020	2019
Commercial Bank	$473	$473
Retail Bank	101	101
Wealth Management	61	61
Total	$635	$635
The Corporation performs its annual evaluation of goodwill impairment in the third quarter of each year and may elect to perform a quantitative impairment analysis or first conduct a qualitative analysis to determine if a quantitative analysis is necessary. In addition the Corporation evaluates goodwill impairment on an interim basis if events or changes in circumstances between annual tests indicated additional testing may be warranted to determine if goodwill might be impaired.
Due to the significant deterioration of economic conditions and the spread of the coronavirus global pandemic in first quarter 2020, the Corporation assessed impairment indicators and determined it was more likely than not that the fair value of each reporting unit exceeded its carrying value. In second quarter 2020, the Corporation performed an interim quantitative impairment test in response to continued macroeconomic deterioration and the ongoing impacts to the banking industry and markets in which the Corporation operates. At the conclusion of the second quarter quantitative test, the estimated fair values of all reporting units substantially exceeded their carrying values, including goodwill. In 2020 and 2019, the annual test of goodwill impairment was performed as of the beginning of the third quarter, and in both periods, a qualitative assessment resulted in the Corporation determining goodwill was not impaired as it was more likely than not the fair value of each reporting unit exceeded its carrying value.
A summary of core deposit intangible carrying value and related accumulated amortization follows:

(in millions)
December 31	2020	2019
Gross carrying amount	$34	$34
Accumulated amortization	(33)	(32)
Net carrying amount	$1	$2
The Corporation recorded amortization expense related to the core deposit intangible of $1 million and $2 million for the years ended December 31, 2020 and 2019, respectively. The estimated future amortization of the core deposit intangible is $1 million for the year ended December 31, 2021. After December 31, 2021 the core deposit intangible will be fully amortized.
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
Credit risk is the possible loss that may occur in the event of nonperformance by the counterparty to a financial instrument. The Corporation attempts to minimize credit risk arising from customer-initiated derivatives by evaluating the creditworthiness of each customer, adhering to the same credit approval process used for traditional lending activities and obtaining collateral as deemed necessary. Derivatives with dealer counterparties are either cleared through a clearinghouse or

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Comerica Incorporated and Subsidiaries

settled directly with a single counterparty. For derivatives settled directly with dealer counterparties, the Corporation utilizes counterparty risk limits and monitoring procedures, as well as master netting arrangements and bilateral collateral agreements to facilitate the management of credit risk. Master netting arrangements effectively reduce credit valuation adjustments by permitting settlement of positive and negative positions and offset cash collateral held with the same counterparty on a net basis. Bilateral collateral agreements require daily exchange of cash or highly rated securities issued by the U.S. Treasury or other U.S. government entities to collateralize amounts due to either party. At December 31, 2020, counterparties with bilateral collateral agreements deposited $19 million of cash with the Corporation to secure the fair value of contracts in an unrealized gain position, and the Corporation had pledged $44 million of marketable investment securities and posted $49 million of cash as collateral for contracts in an unrealized loss position. For those counterparties not covered under bilateral collateral agreements, collateral is obtained, if deemed necessary, based on the results of management’s credit evaluation of the counterparty. Collateral varies, but may include cash, investment securities, accounts receivable, equipment or real estate. Included in the fair value of derivative instruments are credit valuation adjustments reflecting counterparty credit risk. These adjustments are determined by applying a credit spread for the counterparty or the Corporation, as appropriate, to the total expected exposure of the derivative. There were no derivative instruments with credit-risk-related contingent features that were in a liability position at December 31, 2020.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Comerica Incorporated and Subsidiaries

The following table presents the composition of the Corporation’s derivative instruments held or issued for risk management purposes or in connection with customer-initiated and other activities at December 31, 2020 and 2019.

	December 31, 2020			December 31, 2019
		Fair Value			Fair Value
(in millions)	Notional/ Contract Amount (a)	Gross Derivative Assets	Gross Derivative Liabilities	Notional/ Contract Amount (a)	Gross Derivative Assets	Gross Derivative Liabilities
Risk management purposes
Derivatives designated as hedging instruments
Interest rate contracts:
Swaps - fair value - receive fixed/ pay floating	$2,650	$—	$—	$3,325	$—	$—
Swaps - cash flow - receive fixed/ pay floating	5,550	—	—	4,550	—	—
Derivatives used as economic hedges
Foreign exchange contracts:
Spot, forwards and swaps	442	1	4	330	—	2
Total risk management purposes	8,642	1	4	8,205	—	2
Customer-initiated and other activities
Interest rate contracts:
Caps and floors written	869	—	—	671	—	—
Caps and floors purchased	869	—	—	671	—	—
Swaps	19,783	531	61	16,485	211	39
Total interest rate contracts	21,521	531	61	17,827	211	39
Energy contracts:
Caps and floors written	503	1	33	477	—	23
Caps and floors purchased	503	33	1	477	23	—
Swaps	2,115	117	115	2,135	73	69
Total energy contracts	3,121	151	149	3,089	96	92
Foreign exchange contracts:
Spot, forwards, options and swaps	1,901	17	15	1,013	10	8
Total customer-initiated and other activities	26,543	699	225	21,929	317	139
Total gross derivatives	$35,185	700	229	$30,134	317	141
Amounts offset in the Consolidated Balance Sheets:
Netting adjustment - Offsetting derivative assets/liabilities		(83)	(83)		(63)	(63)
Netting adjustment - Cash collateral received/posted		(17)	(48)		(11)	(12)
Net derivatives included in the Consolidated Balance Sheets (b)		600	98		243	66
Amounts not offset in the Consolidated Balance Sheets:
Marketable securities pledged under bilateral collateral agreements		—	(42)		—	(21)
Net derivatives after deducting amounts not offset in the Consolidated Balance Sheets		$600	$56		$243	$45
(a)Notional or contractual amounts, which represent the extent of involvement in the derivatives market, are used to determine the contractual cash flows required in accordance with the terms of the agreement. These amounts are typically not exchanged, significantly exceed amounts subject to credit or market risk and are not reflected on the Consolidated Balance Sheets.
(b) Net derivative assets are included in accrued income and other assets and net derivative liabilities are included in accrued expenses and other liabilities on the Consolidated Balance Sheets. Included in the fair value of net derivative assets and net derivative liabilities are credit valuation adjustments reflecting counterparty credit risk and credit risk of the Corporation. The fair value of net derivative assets included credit valuation adjustments for counterparty credit risk of $27 million and $9 million at December 31, 2020 and 2019, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Comerica Incorporated and Subsidiaries

Risk Management
The Corporation's derivative instruments used for managing interest rate risk include cash flow hedging strategies that convert variable-rate loans to fixed rates and fair value hedging strategies that convert fixed-rate long-term debt to variable rates. Interest and fees on loans for the year ended December 31, 2020 included $70 million of cash flow hedge income, compared to none in the years ended December 31, 2019 and 2018.
The following table details the effects of fair value hedging on the Consolidated Statements of Income.

(in millions)	Interest on Medium- and Long-Term Debt
Years Ended December 31	2020	2019	2018
Total interest on medium-and long-term debt (a)	$80	$197	$144
Fair value hedging relationships:
Interest rate contracts:
Hedged items	109	110	74
Derivatives designated as hedging instruments	(51)	(4)	(7)
(a)Includes the effects of hedging.
For information on accumulated net gains on cash flow hedges, refer to Note 14.
The following table summarizes the expected weighted average remaining maturity of the notional amount of risk management interest rate swaps, the carrying amount of the related hedged items and the weighted average interest rates associated with amounts expected to be received or paid on interest rate swap agreements as of December 31, 2020 and 2019.
Cash flow swaps - receive fixed/pay floating rate on variable-rate loans

(dollar amounts in millions)	December 31, 2020	December 31, 2019
Derivative notional amount	$5,550	4,550
Weighted average:
Remaining maturity (in years)	2.3	3.0
Receive rate	1.87%	1.94%
Pay rate (a)	0.15	1.71
(a)Variable rates paid on receive fixed swaps designated as cash flow hedges are based on one-month LIBOR rates in effect at December 31, 2020 and December 31, 2019.

Fair value swaps - receive fixed/pay floating rate on medium- and long-term debt

(dollar amounts in millions)	December 31, 2020	December 31, 2019
Derivative notional amount	$2,650	$3,325
Carrying value of hedged items (a)	2,928	3,469
Weighted average:
Remaining maturity (in years)	4.6	4.6
Receive rate	3.68%	3.44%
Pay rate (b)	1.16	2.80
(a)Included $279 million and $146 million of cumulative hedging adjustments at December 31, 2020 and 2019, respectively, which included $6 million and $7 million, respectively, of hedging adjustment on a discontinued hedging relationship.
(b)Variable rates paid on receive fixed swaps designated as fair value hedges are based on one- and six-month LIBOR rates in effect at December 31, 2020 and 2019.
Foreign exchange rate risk arises from changes in the value of certain assets and liabilities denominated in foreign currencies. The Corporation employs spot and forward contracts in addition to swap contracts to manage exposure to these and other risks. These instruments are used as economic hedges, and net gains or losses are included in other noninterest income on the Consolidated Statements of Income.
Customer-Initiated and Other
The Corporation enters into derivative transactions at the request of customers and generally takes offsetting positions with dealer counterparties to mitigate the inherent market risk. Income primarily results from the spread between the customer derivative and the offsetting dealer position.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Comerica Incorporated and Subsidiaries

For customer-initiated foreign exchange contracts where offsetting positions have not been taken, the Corporation manages the remaining inherent market risk through individual foreign currency position limits and aggregate value-at-risk limits. These limits are established annually and reviewed quarterly. For those customer-initiated derivative contracts which were not offset or where the Corporation holds a position within the limits described above, the Corporation recognized no net gains and losses in other noninterest income on the Consolidated Statements of Income for the years ending December 31, 2020, 2019 and 2018.
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

		Years Ended December 31,
(in millions)	Location of Gain	2020	2019	2018
Interest rate contracts	Other noninterest income	$27	$29	$26
Energy contracts	Other noninterest income	1	5	4
Foreign exchange contracts	Foreign exchange income	40	43	47
Total		$68	$77	$77
Credit-Related Financial Instruments
The Corporation issues off-balance sheet financial instruments in connection with commercial and consumer lending activities. The Corporation’s credit risk associated with these instruments is represented by the contractual amounts indicated in the following table.

(in millions)
December 31	2020	2019
Unused commitments to extend credit:
Commercial and other	$23,443	$23,681
Bankcard, revolving check credit and home equity loan commitments	3,297	3,180
Total unused commitments to extend credit	$26,740	$26,861
Standby letters of credit	$3,273	$3,320
Commercial letters of credit	30	18
The Corporation maintains an allowance to cover probable credit losses inherent in lending-related commitments, including unused commitments to extend credit, letters of credit and financial guarantees. The allowance for credit losses on lending-related commitments, included in accrued expenses and other liabilities on the Consolidated Balance Sheets, was $44 million and $31 million at December 31, 2020 and 2019, respectively.
Unused Commitments to Extend Credit
Commitments to extend credit are legally binding agreements to lend to a customer, provided there is no violation of any condition established in the contract. These commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many commitments expire without being drawn upon, the total contractual amount of commitments does not necessarily represent future cash requirements of the Corporation. Commercial and other unused commitments are primarily variable rate commitments. The allowance for credit losses on lending-related commitments included $37 million and $25 million at December 31, 2020 and 2019, respectively, for probable credit losses inherent in the Corporation’s unused commitments to extend credit.
Standby and Commercial Letters of Credit
Standby letters of credit represent conditional obligations of the Corporation which guarantee the performance of a customer to a third party. Standby letters of credit are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing and similar transactions. Commercial letters of credit are issued to finance foreign or domestic trade transactions. These contracts expire in decreasing amounts through the year 2028. The Corporation may enter into participation arrangements with third parties that effectively reduce the maximum amount of future payments which may be required under standby and commercial letters of credit. These risk participations covered $150 million and $161 million at December 31, 2020 and 2019, respectively, of the $3.3 billion of standby and commercial letters of credit outstanding at both December 31, 2020 and 2019.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Comerica Incorporated and Subsidiaries

The carrying value of the Corporation’s standby and commercial letters of credit, included in accrued expenses and other liabilities on the Consolidated Balance Sheets, totaled $31 million at December 31, 2020, including $24 million in deferred fees and $7 million in the allowance for credit losses on lending-related commitments. At December 31, 2019, the comparable amounts were $32 million, $26 million and $6 million, respectively.
The following table presents a summary of criticized standby and commercial letters of credit at December 31, 2020 and 2019. The Corporation's criticized list is consistent with the Special Mention, Substandard and Doubtful categories defined by regulatory authorities. The Corporation manages credit risk through underwriting, periodically reviewing and approving its credit exposures using Board committee approved credit policies and guidelines.

(dollar amounts in millions)	December 31, 2020	December 31, 2019
Total criticized standby and commercial letters of credit	$73	$44
As a percentage of total outstanding standby and commercial letters of credit	2.2%	1.3%
Other Credit-Related Financial Instruments
The Corporation enters into credit risk participation agreements, under which the Corporation assumes credit exposure associated with a borrower’s performance related to certain interest rate derivative contracts. The Corporation is not a party to the interest rate derivative contracts and only enters into these credit risk participation agreements in instances in which the Corporation is also a party to the related loan participation agreement for such borrowers. The Corporation manages its credit risk on the credit risk participation agreements by monitoring the creditworthiness of the borrowers, which is based on the normal credit review process had it entered into the derivative instruments directly with the borrower. The notional amount of such credit risk participation agreement reflects the pro-rata share of the derivative instrument, consistent with its share of the related participated loan. As of December 31, 2020 and 2019, the total notional amount of the credit risk participation agreements was approximately $1.1 billion and $786 million, respectively, and the fair value was $3 million at December 31, 2020 and insignificant at December 31, 2019. The maximum estimated exposure to these agreements, as measured by projecting a maximum value of the guaranteed derivative instruments, assuming 100 percent default by all obligors on the maximum values, was $62 million and $20 million at December 31, 2020 and 2019, respectively. In the event of default, the lead bank has the ability to liquidate the assets of the borrower, in which case the lead bank would be required to return a percentage of the recouped assets to the participating banks. As of December 31, 2020, the weighted average remaining maturity of outstanding credit risk participation agreements was 4.4 years.
NOTE 9 - VARIABLE INTEREST ENTITIES (VIEs)
The Corporation evaluates its interest in certain entities to determine if these entities meet the definition of a VIE and whether the Corporation is the primary beneficiary and should consolidate the entity based on the variable interests it held both at inception and when there is a change in circumstances that requires a reconsideration.
The Corporation holds ownership interests in funds in the form of limited partnerships or limited liability companies (LLCs) investing in affordable housing projects that qualify for the low-income housing tax credit (LIHTC). The Corporation also directly invests in limited partnerships and LLCs which invest in community development and other projects, which generate similar tax credits to investors (other tax credit entities). As an investor, the Corporation obtains income tax credits and deductions from the operating losses of these tax credit entities. These tax credit entities meet the definition of a VIE; however, the Corporation is not the primary beneficiary of the entities, as the general partner or the managing member has both the power to direct the activities that most significantly impact the economic performance of the entities and the obligation to absorb losses or the right to receive benefits that could be significant to the entities.
The Corporation accounts for its interests in LIHTC entities using the proportional amortization method. Ownership interests in other tax credit entities are accounted for under either the cost or equity method. Exposure to loss as a result of the Corporation’s involvement in LIHTC entities and other tax credit entities at December 31, 2020 was limited to $448 million and $12 million, respectively.
Investment balances, including all legally binding commitments to fund future investments, are included in accrued income and other assets on the Consolidated Balance Sheets. A liability is recognized in accrued expenses and other liabilities on the Consolidated Balance Sheets for all legally binding unfunded commitments to fund tax credit entities ($165 million at December 31, 2020). Amortization and other write-downs of LIHTC investments are presented on a net basis as a component of the provision for income taxes on the Consolidated Statements of Income, while amortization and write-downs of other tax credit investments are recorded in other noninterest income. The income tax credits and deductions are recorded as a reduction of income tax expense and a reduction of federal income taxes payable.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Comerica Incorporated and Subsidiaries

The Corporation provided no financial or other support that was not contractually required to any of the above VIEs during the years ended December 31, 2020, 2019 and 2018.
The following table summarizes the impact of these tax credit entities on line items on the Corporation’s Consolidated Statements of Income.

(in millions)
Years Ended December 31	2020	2019	2018
Other noninterest income:
Sales of other tax credit investments	$1	$2	$5
Provision for income taxes:
Amortization of LIHTC Investments	67	$65	65
Low income housing tax credits	(63)	(62)	(62)
Other tax benefits related to tax credit entities	(16)	(13)	(14)
Total provision for income taxes	$(12)	$(10)	$(11)
For further information on the Corporation’s consolidation policy, see Note 1.
NOTE 10 - DEPOSITS
At December 31, 2020, the scheduled maturities of certificates of deposit and other deposits with a stated maturity were as follows:

(in millions)
Years Ending December 31
2021	$1,823
2022	298
2023	24
2024	12
2025	20
Thereafter	22
Total	$2,199
A maturity distribution of domestic certificates of deposit of $100,000 and over follows:

(in millions)
December 31	2020	2019
Three months or less	$366	$398
Over three months to six months	246	503
Over six months to twelve months	387	819
Over twelve months	205	97
Total	$1,204	$1,817
The aggregate amount of domestic certificates of deposit that meet or exceed the current FDIC insurance limit of $250,000 was $632 million and $956 million at December 31, 2020 and 2019, respectively. All foreign office time deposits were in denominations of $250,000 or more and totaled $66 million and $91 million at December 31, 2020 and 2019, respectively.
NOTE 11 - SHORT-TERM BORROWINGS
Federal funds purchased and securities sold under agreements to repurchase generally mature within one to four days from the transaction date. Other short-term borrowings, which may consist of borrowed securities and short-term notes, generally mature within one to 120 days from the transaction date.
At December 31, 2020, Comerica Bank (the Bank), a wholly-owned subsidiary of the Corporation, had pledged loans totaling $18.0 billion which provided for up to $14.2 billion of available collateralized borrowing with the FRB.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Comerica Incorporated and Subsidiaries

The following table provides a summary of short-term borrowings.

(dollar amounts in millions)	Federal Funds Purchased and Securities Sold Under Agreements to Repurchase	Other Short-term Borrowings
December 31, 2020
Amount outstanding at year-end	$—	$—
Weighted average interest rate at year-end	—%	—%
Maximum month-end balance during the year	$1,513	$1,250
Average balance outstanding during the year	30	284
Weighted average interest rate during the year	0.97%	0.25%
December 31, 2019
Amount outstanding at year-end	$71	$—
Weighted average interest rate at year-end	1.50%	—%
Maximum month-end balance during the year	$835	$1,200
Average balance outstanding during the year	113	256
Weighted average interest rate during the year	2.28%	2.44%
December 31, 2018
Amount outstanding at year-end	$44	$—
Weighted average interest rate at year-end	2.39%	—%
Maximum month-end balance during the year	$182	$250
Average balance outstanding during the year	59	3
Weighted average interest rate during the year	1.91%	1.75%
NOTE 12 - MEDIUM- AND LONG-TERM DEBT
Medium- and long-term debt is summarized as follows:

(in millions)
December 31	2020	2019
Parent company
Subordinated notes:
3.80% subordinated notes due 2026 (a)	$280	$264
Medium- and long-term notes:
3.70% notes due 2023 (a)	905	884
4.00% notes due 2029 (a)	633	587
Total medium- and long-term notes	1,538	1,471
Total parent company	1,818	1,735
Subsidiaries
Subordinated notes:
4.00% subordinated notes due 2025 (a)	380	360
7.875% subordinated notes due 2026 (a)	207	202
Total subordinated notes	587	562
Medium- and long-term notes:
2.50% notes due 2020 (a)	—	674
2.50% notes due 2024 (a)	523	498
Total medium- and long-term notes	523	1,172
Federal Home Loan Bank (FHLB) advances:
Floating-rate based on FHLB auction rate due 2026 (b)	2,800	2,800
Floating-rate based on FHLB auction rate due 2028	—	1,000
Total FHLB advances	2,800	3,800
Total subsidiaries	3,910	5,534
Total medium- and long-term debt	$5,728	$7,269
(a)The fixed interest rates on these notes have been swapped to a variable rate and designated in a hedging relationship. Accordingly, carrying value has been adjusted to reflect the change in the fair value of the debt as a result of changes in the benchmark rate.
(b)Advances totaling $2.8 billion paid in full in first quarter of 2021.
Subordinated notes with remaining maturities greater than one year qualify as Tier 2 capital.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Comerica Incorporated and Subsidiaries

The Bank, a wholly-owned subsidiary of the Corporation, is a member of the FHLB, which provides short- and long-term funding to its members through advances collateralized by real-estate related assets. The interest rate on the FHLB advances resets between four and eight weeks, based on the FHLB auction rate. At December 31, 2020, the weighted-average rate on the FHLB advances was 0.22%. Each note may be prepaid in full, without penalty, at each scheduled reset date. Borrowing capacity is contingent upon the amount of collateral available to be pledged to the FHLB. At December 31, 2020, $19.5 billion of real estate-related loans and $4.4 billion of investment securities were pledged to the FHLB as collateral for outstanding long-term advances of $2.8 billion with an additional capacity for potential future borrowings of approximately $12.0 billion.
Unamortized debt issuance costs deducted from the carrying amount of medium- and long-term debt totaled $10 million and $12 million at December 31, 2020 and 2019, respectively.
At December 31, 2020, the principal maturities of medium- and long-term debt were as follows:

(in millions)
Years Ending December 31
2021	$—
2022	—
2023	850
2024	500
2025	350
Thereafter	3,750
Total	$5,450
NOTE 13 - SHAREHOLDERS’ EQUITY
Repurchases of common stock under the share repurchase program initially authorized in 2010 by the Board of Directors of the Corporation totaled 3.2 million shares at an average price paid of $58.55 in 2020, 18.6 million shares at an average price paid of $73.60 per share in 2019 and 14.8 million shares at an average price paid of $89.21 per share in 2018.
In March 2020, as the economic climate grew increasingly uncertain, the Corporation temporarily suspended its share repurchase program with a focus on deploying capital to meet customers' growing financial requirements. The Corporation will continue to assess the resumption of repurchases subject to various factors including financial performance, capital needs and market conditions. Prior to suspension of the program, the Corporation repurchased $189 million under the equity repurchase program during the year ended December 31, 2020. There is no expiration date for the Corporation's share repurchase program.
At December 31, 2020, the Corporation had 4.6 million shares of common stock reserved for stock option exercises and restricted stock unit vesting and 176,000 shares of restricted stock outstanding to employees and directors under share-based compensation plans.
In May 2020, the Corporation issued and sold 400,000 depositary shares, each representing a 1/100th ownership interest in a share of 5.625% Fixed-Rate Reset Non-Cumulative Perpetual Preferred Stock, Series A, without par value, with a liquidation preference of $100,000 per share (equivalent of 1,000 per depositary share). Holders of the depositary shares will be entitled to all proportional rights and preferences of the Series A preferred stock (including dividend, voting, redemption and liquidation rights). The $400 million issuance yielded $394 million in proceeds net of underwriting discounts and offering expenses. Dividends on the Series A preferred stock accrue on a non-cumulative basis and are payable in arrears when, as and if authorized by the Corporation’s Board of Directors or a duly authorized committee of the Board and declared by the Corporation, on the first day of January, April, July and October of each year, and commenced on October 1, 2020. Under the terms of the Series A preferred stock, the ability of the Corporation to pay dividends on, make distributions with respect to, or to repurchase, redeem or acquire its common stock or any other stock ranking on parity with or junior to the Series A preferred stock, is subject to restrictions in the event that the Corporation does not declare and either pay or set aside a sum sufficient for payment of dividends on the Series A preferred stock for the immediately preceding dividend period. The Series A preferred stock is perpetual and has no maturity date, but is redeemable by the Corporation at specified times subject to regulatory considerations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Comerica Incorporated and Subsidiaries

NOTE 14 - ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The following table presents a reconciliation of the changes in the components of accumulated other comprehensive income (loss) and details the components of other comprehensive income (loss) for the years ended December 31, 2020, 2019 and 2018, including the amount of income tax expense (benefit) allocated to each component of other comprehensive income (loss).

(in millions)
Years Ended December 31	2020	2019	2018
Accumulated net unrealized gains (losses) on investment securities:
Balance at beginning of period, net of tax	$65	$(138)	$(101)
Cumulative effect of change in accounting principle	—	—	1
Net unrealized holding gains (losses) arising during the period	191	257	(69)
Less: Provision (benefit) for income taxes	45	60	(16)
Net unrealized holding gains (losses) arising during the period, net of tax	146	197	(53)
Less:
Net realized losses included in net securities losses	—	(8)	(20)
Less: Benefit for income taxes	—	(2)	(5)
Reclassification adjustment for net securities losses included in net income, net of tax	—	(6)	(15)
Change in net unrealized gains (losses) on investment securities, net of tax	146	203	(38)
Balance at end of period, net of tax	$211	$65	$(138)
Accumulated net gains on cash flow hedges:
Balance at beginning of period, net of tax	$34	$—	$—
Net cash flow hedge gains arising during the period	229	44	—
Less: Provision for income taxes	56	10	—
Change in net cash flow hedge gains arising during the period, net of tax	173	34	—
Less:
Net cash flow hedge gains recognized in interest and fees on loans	70	—	—
Less: Provision for income taxes	18	—	—
Reclassification adjustment for net cash flow gains included in net income, net of tax	52	—	—
Change in net cash flow hedge gains, net of tax	121	34	—
Balance at end of period, net of tax (a)	$155	$34	$—
Accumulated defined benefit pension and other postretirement plans adjustment:
Balance at beginning of period, net of tax	$(334)	$(471)	$(350)
Actuarial gain (loss) arising during the period	142	163	(191)
Less: Provision (benefit) for income taxes	34	38	(44)
Net defined benefit pension and other postretirement plans adjustment arising during the period, net of tax	108	125	(147)
Amounts recognized in other noninterest expenses:
Amortization of actuarial net loss	63	42	61
Amortization of prior service credit	(27)	(27)	(27)
Total amounts recognized in other noninterest expenses	36	15	34
Less: Provision for income taxes	8	3	8
Adjustment for amounts recognized as components of net periodic benefit cost during the period, net of tax	28	12	26
Change in defined benefit pension and other postretirement plans adjustment, net of tax	136	137	(121)
Balance at end of period, net of tax	$(198)	$(334)	$(471)
Total accumulated other comprehensive income (loss) at end of period, net of tax	$168	$(235)	$(609)
(a)The Corporation expects to reclassify $72 million of net gains, net of tax, from accumulated other comprehensive income to earnings over the next twelve months if interest yield curves and notional amounts remain at December 31, 2020 levels.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Comerica Incorporated and Subsidiaries

NOTE 15 - NET INCOME PER COMMON SHARE
Basic and diluted net income per common share are presented in the following table.

(in millions, except per share data)
Years Ended December 31	2020	2019	2018
Basic and diluted
Net income	$474	$1,198	$1,235
Less:
Income allocated to participating securities	2	7	8
Preferred stock dividends	13	—	—
Net income attributable to common shares	$459	$1,191	$1,227
Basic average common shares	139	150	168
Basic net income per common share	$3.29	$7.95	$7.31
Basic average common shares	139	150	168
Dilutive common stock equivalents:
Net effect of the assumed exercise of stock awards	1	1	2
Net effect of the assumed exercise of warrants	—	—	1
Diluted average common shares	140	151	171
Diluted net income per common share	$3.27	$7.87	$7.20
Declared dividends on preferred stock are excluded from net income attributable to common shares. Refer to Note 13 for further information on preferred stock.
The following average shares related to outstanding options to purchase shares of common stock were not included in the computation of diluted net income per common share because the options were anti-dilutive for the period.

(average outstanding options in thousands)
Years Ended December 31	2020	2019	2018
Average outstanding options	1,498	543	193
Range of exercise prices	$49.20 - $95.25	$67.53 - $95.25	$95.25

NOTE 16 - SHARE-BASED COMPENSATION
Share-based compensation expense is charged to salaries and benefits expense on the Consolidated Statements of Income. The components of share-based compensation expense for all share-based compensation plans and related tax benefits are as follows:

(in millions)
Years Ended December 31	2020	2019	2018
Total share-based compensation expense	$24	$39	$48
Related tax benefits recognized in net income	$6	$9	$11
The following table summarizes unrecognized compensation expense for all share-based plans.

(dollar amounts in millions)	December 31, 2020
Total unrecognized share-based compensation expense	$32
Weighted-average expected recognition period (in years)	2.3
The Corporation has share-based compensation plans under which it awards shares of restricted stock units to executive officers, directors and key personnel and stock options to executive officers and key personnel of the Corporation and its subsidiaries. Additionally, the Corporation has awarded restricted stock to executive officers and key personnel under a previous share-based compensation plan that remain unvested. Restricted stock and restricted stock units fully vest after a period ranging from three years to five years, and stock options fully vest after four years. The maturity of each option is determined at the date of grant; however, no options may be exercised later than ten years from the date of grant. The options may have restrictions regarding exercisability. The plans provide for a grant of up to 6.1 million common shares, plus shares

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Comerica Incorporated and Subsidiaries

under certain plans that are forfeited, expire or are canceled, which become available for re-grant. At December 31, 2020, over 4.0 million shares were available for grant.
The Corporation used a binomial model to value stock options granted in the periods presented. Option valuation models require several inputs, including the expected stock price volatility, and changes in input assumptions can materially affect the fair value estimates. The model used may not necessarily provide a reliable single measure of the fair value of stock options. The risk-free interest rate assumption used in the binomial option-pricing model as outlined in the table below was based on the federal ten-year treasury interest rate. The expected dividend yield was based on the historical and projected long-term dividend yield patterns of the Corporation’s common shares. Expected volatility assumptions considered both the historical volatility of the Corporation’s common stock over a ten-year period and implied volatility based on actively traded options on the Corporation’s common stock with pricing terms and trade dates similar to the stock options granted. Expected option life was based on historical exercise activity over the contractual term of the option grant (ten years), excluding certain forced transactions.
The estimated weighted-average grant-date fair value per option and the underlying binomial option-pricing model assumptions are summarized in the following table:

Years Ended December 31	2020	2019	2018
Weighted-average grant-date fair value per option	$13.03	$22.27	$30.32
Weighted-average assumptions:
Risk-free interest rates	1.65%	2.74%	2.63%
Expected dividend yield	4.14	3.00	3.00
Expected volatility factors of the market price of Comerica common stock	27	30	36
Expected option life (in years)	8.4	7.6	7.4
A summary of the Corporation’s stock option activity and related information for the year ended December 31, 2020 follows:

		Weighted-Average
	Number of Options (in thousands)	Exercise Price per Share	Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Outstanding-January 1, 2020	2,680	$49.58
Granted	514	61.75
Forfeited or expired	(40)	67.20
Exercised	(275)	35.91
Outstanding-December 31, 2020	2,879	52.81	5.3	$30
Exercisable-December 31, 2020	1,992	$45.20	4.0	$29
The aggregate intrinsic value of outstanding options shown in the table above represents the total pretax intrinsic value at December 31, 2020, based on the Corporation’s closing stock price of $55.86 at December 31, 2020.
The total intrinsic value of stock options exercised was $6 million, $20 million and $81 million for the years ended December 31, 2020, 2019 and 2018, respectively.
A summary of the Corporation’s restricted stock activity and related information for the year ended December 31, 2020 follows:

	Number of Shares (in thousands)	Weighted-Average Grant-Date Fair Value per Share
Outstanding-January 1, 2020	458	$48.64
Forfeited	(14)	49.09
Vested	(268)	48.48
Outstanding-December 31, 2020	176	$48.85
The total fair value of restricted stock awards that fully vested was $17 million, $31 million and $32 million for the years ended December 31, 2020, 2019 and 2018, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Comerica Incorporated and Subsidiaries

A summary of the Corporation's restricted stock unit activity and related information for the year ended December 31, 2020 follows:

	Service-Based Units		Performance-Based Units
	Number of Units (in thousands)	Weighted-Average Grant-Date Fair Value per Share	Number of Units (in thousands)	Weighted-Average Grant-Date Fair Value per Share
Outstanding-January 1, 2020	578	$72.34	543	$80.22
Granted	491	49.34	374	59.74
Forfeited	(18)	76.27	(14)	77.77
Vested	(3)	67.49	(213)	66.26
Outstanding-December 31, 2020	1,048	61.52	690	73.48
The total fair value of restricted stock units that fully vested was $12 million, $37 million and $24 million for the years ended December 31, 2020, 2019 and 2018, respectively.
The Corporation expects to satisfy the exercise of stock options, the vesting of restricted stock units and future grants of restricted stock by issuing shares of common stock out of treasury. At December 31, 2020, the Corporation held 89 million shares in treasury.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Comerica Incorporated and Subsidiaries

The following table sets forth reconciliations of plan assets and the projected benefit obligation, the weighted-average assumptions used to determine year-end benefit obligations, and the amounts recognized in accumulated other comprehensive income (loss) for the Corporation’s defined benefit pension plans and postretirement benefit plan at December 31, 2020 and 2019. The Corporation used a measurement date of December 31, 2020 for these plans.

	Defined Benefit Pension Plans
	Qualified		Non-Qualified		Postretirement Benefit Plan
(dollar amounts in millions)	2020	2019	2020	2019	2020	2019
Change in fair value of plan assets:
Fair value of plan assets at January 1	$2,933	$2,458	$—	$—	$57	$56
Actual return on plan assets	537	579	—	—	3	5
Plan participants' contributions	—	—	—	—	1	1
Benefits paid	(120)	(104)	—	—	(4)	(5)
Fair value of plan assets at December 31	$3,350	$2,933	$—	$—	$57	$57
Change in projected benefit obligation:
Projected benefit obligation at January 1	$2,131	$1,901	$235	$211	$48	$46
Service cost	32	31	1	3	—	—
Interest cost	70	80	8	9	1	2
Actuarial loss (gain)	214	223	22	25	(11)	4
Plan participants' contributions	—	—	—	—	1	1
Benefits paid	(120)	(104)	(14)	(13)	(4)	(5)
Projected benefit obligation at December 31	$2,327	$2,131	$252	$235	$35	$48
Accumulated benefit obligation	$2,312	$2,121	$251	$234	$35	$48
Funded status at December 31 (a) (b)	$1,023	$802	$(252)	$(235)	$22	$9
Weighted-average assumptions used:
Discount rate	2.71%	3.43%	2.71%	3.43%	2.43%	3.26%
Rate of compensation increase	4.00	4.00	4.00	4.00	n/a	n/a
Interest crediting rate	3.79 - 5.00	3.79 - 5.00	3.79 - 5.00	3.79 - 5.00	n/a	n/a
Healthcare cost trend rate:
Cost trend rate assumed for next year	n/a	n/a	n/a	n/a	6.00	6.25
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	n/a	n/a	n/a	n/a	4.50	4.50
Year when rate reaches the ultimate trend rate	n/a	n/a	n/a	n/a	2027	2027
Amounts recognized in accumulated other comprehensive income (loss) before income taxes:
Net actuarial loss	$(257)	$(463)	$(106)	$(94)	$(9)	$(20)
Prior service credit	103	121	17	26	1	1
Balance at December 31	$(154)	$(342)	$(89)	$(68)	$(8)	$(19)
(a)Based on projected benefit obligation for defined benefit pension plans and accumulated benefit obligation for postretirement benefit plan.
(b)The Corporation recognizes the overfunded and underfunded status of the plans in accrued income and other assets and accrued expenses and other liabilities, respectively, on the Consolidated Balance Sheets.
n/a - not applicable
Because the non-qualified defined benefit pension plan has no assets, the accumulated benefit obligation exceeded the fair value of plan assets at December 31, 2020 and December 31, 2019.
The following table details the changes in plan assets and benefit obligations recognized in other comprehensive income for the year ended December 31, 2020.

	Defined Benefit Pension Plans
(in millions)	Qualified	Non-Qualified	Postretirement Benefit Plan	Total
Actuarial gain (loss) arising during the period	$153	$(22)	$11	$142
Amortization of net actuarial loss	54	9	—	63
Amortization of prior service credit	(19)	(8)	—	(27)
Total recognized in other comprehensive income	$188	$(21)	$11	$178

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Comerica Incorporated and Subsidiaries

Components of net periodic defined benefit (credit) cost and postretirement benefit credit, the actual return on plan assets and the weighted-average assumptions used were as follows:

	Defined Benefit Pension Plans
(dollar amounts in millions)	Qualified			Non-Qualified
Years Ended December 31	2020	2019	2018	2020	2019	2018
Service cost (a)	$32	$31	$29	$1	$3	$2
Other components of net benefit (credit) cost:
Interest cost	70	80	75	8	9	8
Expected return on plan assets	(171)	(166)	(165)	—	—	—
Amortization of prior service credit	(19)	(19)	(19)	(8)	(8)	(8)
Amortization of net loss	54	34	51	9	7	9
Total other components of net benefit (credit) cost (b)	(66)	(71)	(58)	9	8	9
Net periodic defined benefit (credit) cost	$(34)	$(40)	$(29)	$10	$11	$11
Actual return on plan assets	$537	$579	$(167)	n/a	n/a	n/a
Actual rate of return on plan assets	18.72%	24.07%	(6.21)%	n/a	n/a	n/a
Weighted-average assumptions used:
Discount rate	3.43%	4.37%	3.74%	3.43%	4.37%	3.74%
Expected long-term return on plan assets	6.50	6.50	6.50	n/a	n/a	n/a
Rate of compensation increase	4.00	4.00	3.75	4.00	4.00	3.75
(a)Included in salaries and benefits expense on the Consolidated Statements of Income.
(b)Included in other noninterest expenses on the Consolidated Statements of Income.
n/a - not applicable

(dollar amounts in millions)	Postretirement Benefit Plan
Years Ended December 31	2020	2019	2018
Other components of net benefit credit:
Interest cost	$1	$2	$2
Expected return on plan assets	(2)	(3)	(3)
Amortization of net loss	—	1	1
Net periodic postretirement benefit credit	$(1)	$—	$—
Actual return on plan assets	$3	$5	$(1)
Actual rate of return on plan assets	6.00%	9.14%	(2.05)%
Weighted-average assumptions used:
Discount rate	3.26%	4.26%	3.55%
Expected long-term return on plan assets	5.00	5.00	5.00
Healthcare cost trend rate:
Cost trend rate assumed	6.25	6.50	6.50
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	4.50	4.50	4.50
Year that the rate reaches the ultimate trend rate	2027	2027	2027
The expected long-term rate of return of plan assets is the average rate of return expected to be realized on funds invested or expected to be invested over the life of the plan, which has an estimated duration of approximately 12 years as of December 31, 2020. The expected long-term rate of return on plan assets is set after considering both long-term returns in the general market and long-term returns experienced by the assets in the plan. The returns on the various asset categories are blended to derive one long-term rate of return. The Corporation reviews its pension plan assumptions on an annual basis with its actuarial consultants to determine if assumptions are reasonable and adjusts the assumptions to reflect changes in future expectations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Comerica Incorporated and Subsidiaries

Plan Assets
The Corporation’s overall investment goals for the qualified defined benefit pension plan are to maintain a portfolio of assets of appropriate liquidity and diversification; to generate investment returns (net of all operating costs) that are reasonably anticipated to maintain the plan’s fully funded status or to reduce a funding deficit, after taking into account various factors, including reasonably anticipated future contributions, expense and the interest rate sensitivity of the plan’s assets relative to that of the plan’s liabilities; and to generate investment returns (net of all operating costs) that meet or exceed a customized benchmark as defined in the plan's investment policy. Derivative instruments are permissible for hedging and transactional efficiency, but only to the extent that the derivative use enhances the efficient execution of the plan’s investment policy. The plan does not directly invest in securities issued by the Corporation and its subsidiaries. The Corporation’s target allocations for plan investments are 45 percent to 55 percent for both equity securities and fixed income, including cash. Equity securities include collective investment and mutual funds and common stock. Fixed income securities include U.S. Treasury and other U.S. government agency securities, mortgage-backed securities, corporate bonds and notes, municipal bonds, collateralized mortgage obligations and money market funds.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Comerica Incorporated and Subsidiaries

 Fair Values
The fair values of the Corporation’s qualified defined benefit pension plan investments measured at fair value on a recurring basis at December 31, 2020 and 2019, by asset category and level within the fair value hierarchy, are detailed in the table below.

(in millions)	Total	Level 1	Level 2	Level 3
December 31, 2020
Equity securities:
Mutual funds	$4	$4	$—	$—
Common stock	1,266	1,266	—	—
Fixed income securities:
U.S. Treasury and other U.S. government agency securities	494	492	2	—
Corporate and municipal bonds and notes	861	—	861	—
Mortgage-backed securities	29	—	29	—
Private placements	58	—	—	58
Total investments in the fair value hierarchy	2,712	$1,762	$892	$58
Investments measured at net asset value:
Collective investment funds	637
Total investments at fair value	$3,349
December 31, 2019
Equity securities:
Mutual funds	$2	$2	$—	$—
Common stock	1,086	1,086	—	—
Fixed income securities:
U.S. Treasury and other U.S. government agency securities	574	551	23	—
Corporate and municipal bonds and notes	734	—	734	—
Mortgage-backed securities	27	—	27	—
Private placements	57	—	—	57
Total investments in the fair value hierarchy	2,480	$1,639	$784	$57
Investments measured at net asset value:
Collective investment funds	469
Total investments at fair value	$2,949
The table below provides a summary of changes in the Corporation’s qualified defined benefit pension plan’s Level 3 investments measured at fair value on a recurring basis for the years ended December 31, 2020 and 2019.

	Balance at Beginning of Period					Balance at End of Period
		Net Gains
(in millions)		Realized	Unrealized	Purchases	Sales
Year Ended December 31, 2020
Private placements	$57	$1	$3	$57	$(60)	$58
Year Ended December 31, 2019
Private placements	$60	$3	$8	$49	$(63)	$57
There were no assets in the non-qualified defined benefit pension plan at December 31, 2020 and 2019. The postretirement benefit plan is fully invested in bank-owned life insurance policies. The fair value of bank-owned life insurance policies is based on the cash surrender values of the policies as reported by the insurance companies and is classified in Level 2 of the fair value hierarchy.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Comerica Incorporated and Subsidiaries

Cash Flows
The Corporation currently expects to make no employer contributions to the qualified and non-qualified defined benefit pension plans and postretirement benefit plan for the year ended December 31, 2021.

	Estimated Future Benefit Payments
(in millions) Years Ended December 31	Qualified Defined Benefit Pension Plan	Non-Qualified Defined Benefit Pension Plan	Postretirement Benefit Plan (a)
2021	$147	$14	$4
2022	142	15	4
2023	143	15	3
2024	143	15	3
2025	141	15	3
2026 - 2030	689	75	11
(a)Estimated benefit payments in the postretirement benefit plan are net of estimated Medicare subsidies.
Defined Contribution Plans
Substantially all of the Corporation’s employees are eligible to participate in the Corporation’s principal defined contribution plan (a 401(k) plan). Under this plan, the Corporation makes core matching cash contributions of 100 percent of the first 4 percent of qualified earnings contributed by employees (up to the current IRS compensation limit), invested based on employee investment elections. Employee benefits expense included expense for the plan of $24 million for the year ended December 31, 2020, $22 million for the year ended December 31, 2019 and $21 million for the year ended December 31, 2018.
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
NOTE 18 - INCOME TAXES AND TAX-RELATED ITEMS
The provision for income taxes is calculated as the sum of income taxes due for the current year and deferred taxes. Income taxes due for the current year are computed by applying federal and state tax statutes to current year taxable income. Deferred taxes arise from temporary differences between the income tax basis and financial accounting basis of assets and liabilities. Tax-related interest and penalties and foreign taxes are then added to the tax provision.
The current and deferred components of the provision for income taxes were as follows:

(in millions)
December 31	2020	2019	2018
Current:
Federal	$171	$267	$227
Foreign	5	7	10
State and local	30	48	39
Total current	206	322	276
Deferred:
Federal	(79)	16	29
State and local	(10)	(4)	3
Remeasurement of deferred taxes	—	—	(8)
Total deferred	(89)	12	24
Total	$117	$334	$300
Income before income taxes of $591 million for the year ended December 31, 2020 included $19 million of foreign-source income.

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
The provision for income taxes does not reflect the tax effects of unrealized gains and losses on investment securities available-for-sale, hedging transactions or the change in defined benefit pension and other postretirement plans adjustment included in accumulated other comprehensive income (loss). Refer to Note 14 for additional information on accumulated other comprehensive income (loss).
A reconciliation of expected income tax expense at the federal statutory rate to the Corporation’s provision for income taxes and effective tax rate follows:

(dollar amounts in millions)	2020		2019		2018
Years Ended December 31	Amount	Rate	Amount	Rate	Amount	Rate
Tax based on federal statutory rate	$124	21.0%	$322	21.0%	$323	21.0%
State income taxes	17	2.8	33	2.2	35	2.3
Employee stock transactions	(1)	(0.2)	(12)	(0.8)	(23)	(1.5)
Capitalization and recovery positions (a)	—	—	—	—	(17)	(1.1)
Affordable housing and historic credits	(12)	(2.0)	(11)	(0.7)	(12)	(0.8)
Bank-owned life insurance	(10)	(1.7)	(9)	(0.6)	(9)	(0.6)
Remeasurement of deferred taxes	—	—	—	—	(8)	(0.5)
FDIC insurance expense	7	1.2	5	0.3	8	0.5
Other changes in unrecognized tax benefits	—	—	—	—	4	0.3
Tax-related interest and penalties	(2)	(0.3)	2	0.1	(3)	(0.2)
Other	(6)	(1.0)	4	0.2	2	0.1
Provision for income taxes	$117	19.8%	$334	21.7%	$300	19.5%
(a)Tax benefits from the review of tax capitalization and recovery positions related to software and fixed assets included in the 2017 tax return.
The liability for tax-related interest and penalties, included in accrued expenses and other liabilities on the Consolidated Balance Sheets, was $6 million and $8 million at December 31, 2020 and 2019, respectively.
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
A reconciliation of the beginning and ending amount of net unrecognized tax benefits follows:

(in millions)	2020	2019	2018
Balance at January 1	$17	$14	$10
Increases as a result of tax positions taken during a prior period	1	4	9
Increase as a result of tax positions taken during a current period	2	—	—
Decreases related to settlements with tax authorities	(1)	(1)	(4)
Other	—	—	(1)
Balance at December 31	$19	$17	$14
The Corporation anticipates it is reasonably possible settlements with tax authorities will result in a $5 million decrease in net unrecognized tax benefits within the next twelve months.
After consideration of the effect of the federal tax benefit available on unrecognized state tax benefits, the total amount of unrecognized tax benefits, if recognized, would affect the Corporation’s effective tax rate by approximately $15 million and $14 million at December 31, 2020 and 2019, respectively.
The following tax years for significant jurisdictions remain subject to examination as of December 31, 2020:

Jurisdiction	Tax Years
Federal	2017-2019
California	2006-2007, 2014-2019

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
The principal components of deferred tax assets and liabilities were as follows:

(in millions)
December 31	2020	2019
Deferred tax assets:
Allowance for loan losses	$199	$134
Deferred compensation	59	61
Deferred loan origination fees and costs	19	8
Operating lease liabilities	72	77
Other temporary differences, net	55	49
Total deferred tax assets before valuation allowance	404	329
Valuation allowance	(3)	(3)
Total deferred tax assets	401	326
Deferred tax liabilities:
Lease financing transactions	(70)	(73)
Defined benefit plans	(140)	(91)
Allowance for depreciation	(11)	(21)
Net hedging gains	(47)	(10)
Leasing Right of Use assets	(64)	(69)
Net unrealized gains on investment securities available-for-sale	(65)	(20)
Total deferred tax liabilities	(397)	(284)
Net deferred tax assets	$4	$42
Deferred tax assets included state net operating loss carryforwards of $3 million at both December 31, 2020 and 2019, which expire between 2020 and 2029. The Corporation believes it is more likely than not the benefit from certain of these state net operating loss carryforwards will not be realized and, accordingly, maintained a valuation allowance of $3 million at both December 31, 2020 and 2019. For further information on the Corporation’s valuation policy for deferred tax assets, refer to Note 1.
NOTE 19 - TRANSACTIONS WITH RELATED PARTIES
The Corporation’s banking subsidiaries had, and expect to have in the future, transactions with the Corporation’s directors and executive officers, companies with which these individuals are associated and certain related individuals. Such transactions were made in the ordinary course of business and included extensions of credit, leases and professional services. With respect to extensions of credit, all were made on substantially the same terms, including interest rates and collateral, as those prevailing at the same time for comparable transactions with other customers and did not, in management’s opinion, involve more than normal risk of collectibility or present other unfavorable features. The aggregate amount of loans attributable to persons who were related parties at December 31, 2020, totaled $74 million at the beginning of 2020 and $80 million at the end of 2020. During 2020, new loans to related parties aggregated $231 million and repayments totaled $225 million.
NOTE 20 - REGULATORY CAPITAL AND RESERVE REQUIREMENTS
Reserves required to be maintained and/or deposited with the FRB are classified in interest-bearing deposits with banks. These reserve balances vary, depending on the level of customer deposits in the Corporation’s banking subsidiaries. The average required reserve balances were $135 million and $586 million for the years ended December 31, 2020 and 2019, respectively. On March 15, 2020, the Federal Reserve Board announced the reserve requirement ratios would be reduced to zero effective March 26, 2020, eliminating reserve requirements for all depository institutions.
Banking regulations limit the transfer of assets in the form of dividends, loans or advances from the bank subsidiaries to the parent company. Under the most restrictive of these regulations, the aggregate amount of dividends which can be paid to the parent company, with prior approval from bank regulatory agencies, approximated $12 million at January 1, 2021, plus 2021 net profits. Substantially all the assets of the Corporation’s banking subsidiaries are restricted from transfer to the parent company of the Corporation in the form of loans or advances.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Comerica Incorporated and Subsidiaries

The Corporation’s subsidiary banks declared dividends of $498 million, $1.2 billion and $1.1 billion in 2020, 2019 and 2018, respectively.
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
Quantitative measures established by regulation to ensure capital adequacy require the maintenance of minimum amounts and ratios of CET1, Tier 1 and total capital (as defined in the regulations) to average and/or risk-weighted assets. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Corporation’s financial statements. At December 31, 2020 and 2019, the Corporation and its U.S. banking subsidiaries exceeded the ratios required for an institution to be considered “well capitalized” For U.S. banking subsidiaries, those requirements were total risk-based capital, Tier 1 risk-based capital, CET1 risk-based capital and leverage ratios greater than 10 percent, 8 percent, 6.5 percent and 5 percent, respectively, at December 31, 2020 and 2019. For the Corporation, requirements to be considered "well capitalized" were total risk-based capital and Tier 1 risk-based capital ratios greater than 10 percent and 6 percent, respectively, at December 31, 2020 and 2019. There have been no conditions or events since December 31, 2020 that management believes have changed the capital adequacy classification of the Corporation or its U.S. banking subsidiaries.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Comerica Incorporated and Subsidiaries

The following is a summary of the capital position of the Corporation and Comerica Bank, its principal banking subsidiary.

(dollar amounts in millions)	Comerica Incorporated (Consolidated)	Comerica Bank
December 31, 2020
CET1 capital (minimum $3.0 billion (Consolidated))	$6,919	$7,278
Tier 1 capital (minimum $4.0 billion (Consolidated))	7,313	7,278
Total capital (minimum $5.4 billion (Consolidated))	8,833	8,547
Risk-weighted assets	66,931	66,759
Average assets (fourth quarter)	84,705	84,536
CET1 capital to risk-weighted assets (minimum-4.5%)	10.34%	10.90%
Tier 1 capital to risk-weighted assets (minimum-6.0%)	10.93	10.90
Total capital to risk-weighted assets (minimum-8.0%)	13.20	12.80
Tier 1 capital to average assets (minimum-4.0%)	8.63	8.61
Capital conservation buffer (minimum-2.5%)	4.93	4.80
December 31, 2019
CET1 capital (minimum $3.1 billion (Consolidated))	$6,919	$7,199
Tier 1 capital (minimum $4.1 billion (Consolidated))	6,919	7,199
Total capital (minimum $5.5 billion (Consolidated))	8,282	8,371
Risk-weighted assets	68,273	68,071
Average assets (fourth quarter)	72,773	72,564
CET1 capital to risk-weighted assets (minimum-4.5%)	10.13%	10.58%
Tier 1 capital to risk-weighted assets (minimum-6.0%)	10.13	10.58
Total capital to risk-weighted assets (minimum-8.0%)	12.13	12.30
Tier 1 capital to average assets (minimum-4.0%)	9.51	9.92
Capital conservation buffer (minimum-2.5%)	4.13	4.30
NOTE 21 - CONTINGENT LIABILITIES
Legal Proceedings
Comerica Bank, a wholly-owned subsidiary of the Corporation, was named in November 2011 as a third-party defendant in Butte Local Development v. Masters Group v. Comerica Bank (the case), for lender liability. The case was initially tried in January 2014, in the Montana Second District Judicial Court for Silver Bow County in Butte, Montana. On January 17, 2014, a jury found for Masters, resulting in an award against the Bank. On July 1, 2015, after an appeal filed by the Bank, the Montana Supreme Court reversed the judgment against the Bank and remanded the case for a new trial with instructions that Michigan contract law should apply and dismissing all other claims. In January 2017, the case was retried, without a jury, in the Second District Court, Silver Bow County, Montana. In November 2019, the court found the Bank breached its forbearance agreement. On January 17, 2020, the court conducted a hearing on the amount of costs and interest that Masters is entitled to recover. On June 12, 2020, the court found Masters is entitled to attorneys’ fees, interest and costs. The Bank is appealing the decision. Management believes that current reserves related to this case are adequate in the event of an adverse outcome.
The Corporation and certain of its subsidiaries are subject to various other pending or threatened legal proceedings arising out of the normal course of business or operations. The Corporation believes it has meritorious defenses to the claims asserted against it in its other currently outstanding legal proceedings and, with respect to such legal proceedings, intends to continue to defend itself vigorously, litigating or settling cases according to management’s judgment as to what is in the best interests of the Corporation and its shareholders. Settlement may result from the Corporation's determination that it may be more prudent financially to settle, rather than litigate, and should not be regarded as an admission of liability. On at least a quarterly basis, the Corporation assesses its potential liabilities and contingencies in connection with outstanding legal proceedings utilizing the latest information available. On a case-by-case basis, reserves are established for those legal claims for which it is probable that a loss will be incurred either as a result of a settlement or judgment, and the amount of such loss can be reasonably estimated. The actual costs of resolving these claims may be substantially higher or lower than the amounts reserved. Based on current knowledge, and after consultation with legal counsel, management believes current reserves are adequate, and the amount of any incremental liability arising from these matters is not expected to have a material adverse effect on the Corporation’s consolidated financial condition, results of operations or cash flows. Legal fees of $17 million, $15 million and $17 million for the years ended December 31, 2020, 2019 and 2018, respectively, were included in other noninterest expenses on the Consolidated Statements of Income.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Comerica Incorporated and Subsidiaries

For matters where a loss is not probable, the Corporation has not established legal reserves. The Corporation believes the estimate of the aggregate range of reasonably possible losses, in excess of reserves established, for all legal proceedings in which it is involved is from zero to approximately $46 million at December 31, 2020. This estimated aggregate range of reasonably possible losses is based upon currently available information for those proceedings in which the Corporation is involved, taking into account the Corporation’s best estimate of such losses for those cases for which such estimate can be made. For certain cases, the Corporation does not believe that an estimate can currently be made. The Corporation’s estimate involves significant judgment, given the varying stages of the proceedings (including the fact many are currently in preliminary stages), the existence in certain proceedings of multiple defendants (including the Corporation) whose share of liability has yet to be determined, the numerous yet-unresolved issues in many of the proceedings (including issues regarding class certification and the scope of many of the claims) and the attendant uncertainty of the various potential outcomes of such proceedings. Accordingly, the Corporation’s estimate will change from time to time, and actual losses may be more or less than the current estimate.
In the event of unexpected future developments, it is possible that the ultimate resolution of these matters, if unfavorable, may be material to the Corporation's consolidated financial condition, results of operations or cash flows.
For information regarding income tax contingencies, refer to Note 18.
NOTE 22 - STRATEGIC LINES OF BUSINESS AND MARKETS
The Corporation has strategically aligned its operations into three major business segments: the Commercial Bank, the Retail Bank and Wealth Management. These business segments are differentiated based on the type of customer and the related products and services provided. In addition to the three major business segments, the Finance Division is also reported as a segment. Business segment results are produced by the Corporation’s internal management accounting system. This system measures financial results based on the internal business unit structure of the Corporation. The performance of the business segments is not comparable with the Corporation's consolidated results and is not necessarily comparable with similar information for any other financial institution. Additionally, because of the interrelationships of the various segments, the information presented is not indicative of how the segments would perform if they operated as independent entities. The management accounting system assigns balance sheet and income statement items to each business segment using certain methodologies, which are regularly reviewed and refined. From time to time, the Corporation may make reclassifications among the segments to more appropriately reflect management's current view of the segments, and methodologies may be modified as the management accounting system is enhanced and changes occur in the organizational structure and/or product lines. For comparability purposes, amounts in all periods are based on business unit structure and methodologies in effect at December 31, 2020.
Net interest income for each segment reflects the interest income generated by earning assets less interest expense on interest-bearing liabilities plus the net impact from associated internal funds transfer pricing (FTP) funding credits and charges. The FTP methodology allocates credits to each business segment for deposits and other funds provided as well as charges for loans and other assets being funded. This credit or charge is based on matching stated or implied maturities for these assets and liabilities. The FTP crediting rates on deposits and other funds provided reflect the long-term value of deposits and other funding sources based on their implied maturity. Due to the longer-term nature of implied maturities, FTP crediting rates are generally less volatile than changes in interest rates observed in the market. FTP charge rates for funding loans and other assets reflect a matched cost of funds based on the pricing and duration characteristics of the assets. As a result of applying matched funding, interest revenue for each segment resulting from loans and other assets is generally not impacted by changes in interest rates. Therefore, net interest income for each segment primarily reflects the volume of loans and other earning assets at the spread over the matched cost of funds, as well as the volume of deposits at the associated FTP crediting rates. For acquired loans and deposits, matched maturity funding is determined based on origination date. Accordingly, the FTP process reflects the transfer of interest rate risk exposures to the Corporate Treasury department within the Finance segment, where such exposures are centrally managed. Effective January 1, 2019, the Corporation prospectively discontinued allocating an additional FTP charge for the cost of maintaining liquid assets to support potential draws on unfunded loan commitments. The allowance for credit losses is allocated to the business segments based on the methodology used to estimate the consolidated allowance for credit losses described in Note 1. The related provision for credit losses is assigned based on the amount necessary to maintain an allowance for credit losses appropriate for each business segment. Noninterest income and expenses directly attributable to a line of business are assigned to that business segment. Direct expenses incurred by areas whose services support the overall Corporation are allocated to the business segments as follows: product processing expenditures are allocated based on standard unit costs applied to actual volume measurements; administrative expenses are allocated based on estimated time expended; and corporate overhead is assigned 50 percent based on the ratio of the business segment’s noninterest expenses to total noninterest expenses incurred by all business segments and 50 percent based on the ratio of the business segment’s attributed equity to total attributed equity of all business segments. Equity is attributed based on credit, operational and interest rate risks. Most of the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Comerica Incorporated and Subsidiaries

equity attributed relates to credit risk, which is determined based on the credit score and expected remaining life of each loan, letter of credit and unused commitment recorded in the business segments. Operational risk is allocated based on loans and letters of credit, deposit balances, non-earning assets, trust assets under management, certain noninterest income items, and the nature and extent of expenses incurred by business units. Virtually all interest rate risk is assigned to Finance, as are the Corporation’s hedging activities.
The following discussion provides information about the activities of each business segment. A discussion of the financial results and the factors impacting 2020 performance can be found in "Business Segments" in the "Strategic Lines of Business and Markets" section of the financial review.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Comerica Incorporated and Subsidiaries

Business segment financial results are as follows:

(dollar amounts in millions)	Commercial Bank	Retail Bank	Wealth Management	Finance	Other	Total
Year Ended December 31, 2020
Earnings summary:
Net interest income (expense)	$1,608	$502	$167	$(384)	$18	$1,911
Provision for credit losses	495	7	35	—	—	537
Noninterest income	555	110	263	55	18	1,001
Noninterest expenses	826	619	301	2	36	1,784
Provision (benefit) for income taxes	182	(5)	20	(79)	(1)	117
Net income (loss)	$660	$(9)	$74	$(252)	$1	$474
Net credit-related charge-offs	$192	$1	$3	$—	$—	$196
Selected average balances:
Assets	$45,603	$3,281	$5,162	$15,418	$11,682	$81,146
Loans	44,123	2,468	5,045	—	(5)	51,631
Deposits	36,603	22,832	4,402	1,026	175	65,038
Statistical data:
Return on average assets (a)	1.45%	(0.04)%	1.41%	n/m	n/m	0.58%
Efficiency ratio (b)	38.19	100.48	70.13	n/m	n/m	61.15
Year Ended December 31, 2019
Earnings summary:
Net interest income (expense)	$1,655	$568	$183	$(123)	$56	$2,339
Provision for credit losses	88	(4)	(14)	—	4	74
Noninterest income	555	132	270	41	12	1,010
Noninterest expenses	795	597	283	1	67	1,743
Provision (benefit) for income taxes	306	24	44	(26)	(14)	334
Net income (loss)	$1,021	$83	$140	$(57)	$11	$1,198
Net credit-related charge-offs (recoveries)	$111	$1	$(5)	$—	$—	$107
Selected average balances:
Assets	$44,946	$2,852	$5,083	$13,903	$4,704	$71,488
Loans	43,477	2,104	4,935	—	(5)	50,511
Deposits	29,047	20,743	3,833	1,673	185	55,481
Statistical data:
Return on average assets (a)	2.27%	0.39%	2.76%	n/m	n/m	1.68%
Efficiency ratio (b)	35.96	84.49	62.45	n/m	n/m	51.82
(Table continues on following page)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Comerica Incorporated and Subsidiaries

(dollar amounts in millions)	Commercial Bank	Retail Bank	Wealth Management	Finance	Other	Total
Year Ended December 31, 2018
Earnings summary:
Net interest income (expense)	$1,613	$548	$181	$(41)	$51	$2,352
Provision for credit losses	6	(1)	(3)	—	(3)	(1)
Noninterest income	547	136	266	27	—	976
Noninterest expenses	847	602	293	1	51	1,794
Provision (benefit) for income taxes	283	18	36	(14)	(23)	300
Net income (loss)	$1,024	$65	$121	$(1)	$26	$1,235
Net credit-related charge-offs (recoveries)	$52	$—	$(1)	$—	$—	$51
Selected average balances:
Assets	$43,207	$2,633	$5,214	$13,548	$6,122	$70,724
Loans	41,629	2,067	5,081	—	(11)	48,766
Deposits	30,116	20,812	3,941	941	125	55,935
Statistical data:
Return on average assets (a)	2.37%	0.31%	2.32%	n/m	n/m	1.75%
Efficiency ratio (b)	39.22	87.59	65.60	n/m	n/m	53.56
(a)Return on average assets is calculated based on the greater of average assets or average liabilities and attributed equity.
(b)Noninterest expenses as a percentage of the sum of net interest income and noninterest income excluding net gains (losses) from securities and a derivative contract tied to the conversion rate of Visa Class B shares.
n/m – not meaningful
The Corporation operates in three primary markets - Michigan, California and Texas, as well as in Arizona and Florida, with select businesses operating in several other states, and in Canada and Mexico. The Corporation produces market segment results for the Corporation’s three primary geographic markets as well as Other Markets. Other Markets includes Florida, Arizona, the International Finance division and businesses with a national perspective. The Finance & Other category includes the Finance segment and the Other category as previously described. Market segment results are provided as supplemental information to the business segment results and may not meet all operating segment criteria as set forth in GAAP. For comparability purposes, amounts in all periods are based on market segments and methodologies in effect at December 31, 2020.
A discussion of the financial results and the factors impacting 2020 performance can be found in "Market Segments" in the "Strategic Lines of Business and Markets" section of the financial review.
Market segment financial results are as follows:

(dollar amounts in millions)	Michigan	California	Texas	Other Markets	Finance & Other	Total
Year Ended December 31, 2020
Earnings summary:
Net interest income (expense)	$660	$723	$465	$429	$(366)	$1,911
Provision for credit losses	95	134	270	38	—	537
Noninterest income	273	147	120	388	73	1,001
Noninterest expenses	559	414	359	414	38	1,784
Provision (benefit) for income taxes	54	75	(11)	79	(80)	117
Net income (loss)	$225	$247	$(33)	$286	$(251)	$474
Net credit-related charge-offs	$14	$31	$151	$—	$—	$196
Selected average balances:
Assets	$13,179	$18,562	$11,287	$11,020	$27,098	$81,146
Loans	12,509	18,265	10,813	10,052	(8)	51,631
Deposits	23,500	19,386	10,209	10,742	1,201	65,038
Statistical data:
Return on average assets (a)	0.92%	1.21%	(0.28)%	2.45%	n/m	0.58%
Efficiency ratio (b)	59.76	47.58	61.28	50.66	n/m	61.15
(Table continues on following page)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Comerica Incorporated and Subsidiaries

(dollar amounts in millions)	Michigan	California	Texas	Other Markets	Finance & Other	Total
Year Ended December 31, 2019
Earnings summary:
Net interest income (expense)	$729	$808	$493	$376	$(67)	$2,339
Provision for credit losses	(11)	(33)	119	(5)	4	74
Noninterest income	291	173	128	365	53	1,010
Noninterest expenses	554	406	345	370	68	1,743
Provision (benefit) for income taxes	108	154	38	74	(40)	334
Net income (loss)	$369	$454	$119	$302	$(46)	$1,198
Net credit-related charge-offs (recoveries)	$11	$8	$93	$(5)	$—	$107
Selected average balances:
Assets	$13,149	$18,731	$11,269	$9,732	$18,607	$71,488
Loans	12,553	18,413	10,616	8,934	(5)	50,511
Deposits	20,081	16,846	8,780	7,916	1,858	55,481
Statistical data:
Return on average assets (a)	1.77%	2.42%	1.06%	3.10%	n/m	1.68%
Efficiency ratio (b)	54.01	41.28	55.59	49.90	n/m	51.82
Year Ended December 31, 2018
Earnings summary:
Net interest income	$727	$786	$474	$355	$10	$2,352
Provision for credit losses	30	26	(53)	(1)	(3)	(1)
Noninterest income	296	164	130	359	27	976
Noninterest expenses	577	424	365	376	52	1,794
Provision (benefit) for income taxes	90	123	64	60	(37)	300
Net income	$326	$377	$228	$279	$25	$1,235
Net credit-related charge-offs	$7	$27	$12	$5	$—	$51
Selected average balances:
Assets	$13,202	$18,422	$10,380	$9,049	$19,671	$70,724
Loans	12,531	18,161	9,812	8,273	(11)	48,766
Deposits	20,770	16,951	8,991	8,157	1,066	55,935
Statistical data:
Return on average assets (a)	1.52%	2.05%	2.20%	3.08%	n/m	1.75%
Efficiency ratio (b)	56.21	44.64	60.30	52.82	n/m	53.56
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Comerica Incorporated and Subsidiaries

NOTE 23 - PARENT COMPANY FINANCIAL STATEMENTS
BALANCE SHEETS - COMERICA INCORPORATED

(in millions, except share data)
December 31	2020	2019
Assets
Cash and due from subsidiary banks	$1,489	$1,196
Other short-term investments	107	95
Investment in subsidiaries, principally banks	8,215	7,784
Premises and equipment	1	1
Accrued income and other assets	329	242
Total assets	$10,141	$9,318

Liabilities and Shareholders’ Equity
Medium- and long-term debt	$1,818	$1,735
Accrued expenses and other liabilities	273	256
Total liabilities	2,091	1,991
Fixed-rate reset non-cumulative perpetual preferred stock, series A, no par value, $100,000 liquidation preference per share:
Authorized - 4,000 shares
Issued - 4,000 shares at 12/31/2020	394	—
Common stock - $5 par value:
Authorized - 325,000,000 shares
Issued - 228,164,824 shares	1,141	1,141
Capital surplus	2,185	2,174
Accumulated other comprehensive income (loss)	168	(235)
Retained earnings	9,623	9,538
Less cost of common stock in treasury - 88,997,430 shares at 12/31/2020 and 86,069,234 shares at 12/31/2019	(5,461)	(5,291)
Total shareholders’ equity	8,050	7,327
Total liabilities and shareholders’ equity	$10,141	$9,318

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Comerica Incorporated and Subsidiaries

STATEMENTS OF INCOME - COMERICA INCORPORATED

(in millions)
Years Ended December 31	2020	2019	2018
Income
Income from subsidiaries:
Dividends from subsidiaries	$498	$1,229	$1,135
Other interest income	4	20	13
Intercompany management fees	209	224	228
Total income	711	1,473	1,376
Expenses
Interest on medium- and long-term debt	30	56	29
Salaries and benefits expense	141	143	140
Occupancy expense	5	6	5
Equipment expense	1	1	1
Restructuring charges	—	—	2
Other noninterest expenses	60	72	75
Total expenses	237	278	252
Income before benefit for income taxes and equity in undistributed earnings of subsidiaries	474	1,195	1,124
Benefit for income taxes	(6)	(9)	(5)
Income before equity in undistributed earnings of subsidiaries	480	1,204	1,129
Equity in undistributed (losses) earnings of subsidiaries, principally banks	(6)	(6)	106
Net income	474	1,198	1,235
Less income allocated to participating securities	2	7	8
Preferred stock dividends	13	—	—
Net income attributable to common shares	$459	$1,191	$1,227

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Comerica Incorporated and Subsidiaries

STATEMENTS OF CASH FLOWS - COMERICA INCORPORATED

(in millions)
Years Ended December 31	2020	2019	2018
Operating Activities
Net income	$474	$1,198	$1,235
Adjustments to reconcile net income to net cash provided by operating activities:
Undistributed (losses) earnings of subsidiaries, principally banks	6	6	(106)
Depreciation and amortization	—	1	1
Net periodic defined benefit cost	4	4	4
Share-based compensation expense	11	15	21
Benefit for deferred income taxes	(1)	(2)	(1)
Other, net	2	28	10
Net cash provided by operating activities	496	1,250	1,164
Investing Activities
Capital transactions with subsidiaries	(21)	—	—
Net change in premises and equipment	2	—	—
Net cash used in investing activities	(19)	—	—
Financing Activities
Medium- and long-term debt:
Maturities	—	(350)	—
Issuances	—	550	850
Preferred Stock:
Issuances	394	—	—
Cash dividends paid	(8)	—	—
Common Stock:
Repurchases	(199)	(1,394)	(1,338)
Cash dividends paid	(375)	(402)	(263)
Issuances under employee stock plans	4	18	52
Net cash used in financing activities	(184)	(1,578)	(699)
Net increase (decrease) in cash and cash equivalents	293	(328)	465
Cash and cash equivalents at beginning of period	1,196	1,524	1,059
Cash and cash equivalents at end of period	$1,489	$1,196	$1,524
Interest paid	$33	$55	$11

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Comerica Incorporated and Subsidiaries

NOTE 24 - SUMMARY OF QUARTERLY FINANCIAL STATEMENTS (UNAUDITED)
The following quarterly information is unaudited. However, in the opinion of management, the information reflects all adjustments, which are necessary for the fair presentation of the results of operations, for the periods presented.

	2020
(in millions, except per share data)	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Interest income	$489	$484	$511	$609
Interest expense	20	26	40	96
Net interest income	469	458	471	513
Provision for credit losses	(17)	5	138	411
Net securities gains (losses)	—	—	1	(1)
Noninterest income excluding net securities gains (losses)	265	252	246	238
Noninterest expenses	473	446	440	425
Provision (benefit) for income taxes	63	48	27	(21)
Net income (loss)	215	211	113	(65)
Less:
Income allocated to participating securities	1	—	1	—
Preferred stock dividends	5	8	—	—
Net income (loss) attributable to common shares	$209	$203	$112	$(65)
Earnings (loss) per common share:
Basic	$1.50	$1.45	$0.81	$(0.46)
Diluted	1.49	1.44	0.80	(0.46)
Comprehensive income	267	169	97	344

	2019
(in millions, except per share data)	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Interest income	$659	$711	$727	$710
Interest expense	115	125	124	104
Net interest income	544	586	603	606
Provision for credit losses	8	35	44	(13)
Net securities gains (losses)	1	—	—	(8)
Noninterest income excluding net securities gains (losses)	265	256	250	246
Noninterest expenses	451	435	424	433
Provision for income taxes	82	80	87	85
Net income	269	292	298	339
Less income allocated to participating securities	2	2	1	2
Net income attributable to common shares	$267	$290	$297	$337
Earnings per common share:
Basic	$1.87	$1.98	$1.95	$2.14
Diluted	1.85	1.96	1.94	2.11
Comprehensive income	370	338	429	435

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

	Commercial Bank	Retail Bank	Wealth Management	Finance & Other	Total
(in millions)
Year Ended December 31, 2020
Revenue from contracts with customers:
Card fees	$229	$38	$3	$—	$270
Fiduciary income	—	—	209	—	209
Service charges on deposit accounts	128	52	5	—	185
Commercial loan servicing fees (a)	18	—	—	—	18
Brokerage fees	—	—	21	—	21
Other noninterest income (b)	28	10	17	—	55
Total revenue from contracts with customers	403	100	255	—	758
Other sources of noninterest income	152	10	8	73	243
Total noninterest income	$555	$110	$263	$73	$1,001
Year Ended December 31, 2019
Revenue from contracts with customers:
Card fees	$213	$40	$4	$—	$257
Fiduciary income	—	—	206	—	206
Service charges on deposit accounts	130	68	5	—	203
Commercial loan servicing fees (a)	18	—	—	—	18
Brokerage fees	—	—	28	—	28
Other noninterest income (b)	8	11	18	—	37
Total revenue from contracts with customers	369	119	261	—	749
Other sources of noninterest income	186	13	9	53	261
Total noninterest income	$555	$132	$270	$53	$1,010
Year Ended December 31, 2018
Revenue from contracts with customers:
Card fees	$201	$39	$4	$—	$244
Fiduciary income	—	—	206	—	206
Service charges on deposit accounts	134	72	5	—	211
Commercial loan servicing fees (a)	18	—	—	—	18
Brokerage fees	—	—	27	—	27
Other noninterest income (b)	12	19	17	1	49
Total revenue from contracts with customers	365	130	259	1	755
Other sources of noninterest income	182	6	7	26	221
Total noninterest income	$547	$136	$266	$27	$976
(a)Included in commercial lending fees on the Consolidated Statements of Income.
(b)Excludes derivative, warrant and other miscellaneous income.
Adjustments to revenue during the years ended December 31, 2020, 2019 and 2018 for refunds or credits relating to prior periods were not significant.
Revenue from contracts with customers did not generate significant contract assets and liabilities.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Comerica Incorporated and Subsidiaries

NOTE 26 - LEASES
As a lessee, the Corporation has entered into operating leases for the majority of its real estate locations, primarily retail and office space. Total lease expense for the years ending December 31, 2020 and 2019 were as follows:

(in millions)
Years Ended December 31	2020	2019
Operating lease expense	$64	$64
Variable lease expense	16	19
Less sublease income	(1)	(2)
Total lease expense	$79	$81
At December 31, 2020, the Corporation's Right of Use (ROU) assets and operating lease liabilities were $306 million and $344 million, respectively. At December 31, 2019, ROU assets and operating lease liabilities were $329 million and $367 million, respectively. Additional details related to the Corporation's operating leases are presented below:

(dollar amounts in millions)
Years Ended December 31	2020	2019
Lease liabilities from new ROU assets	$28	$49
Cash paid on operating lease liabilities	65	67
Weighted average discount rate	3.61%	3.78%
Weighted average lease term in years	8	9
As of December 31, 2020, the contractual maturities of operating lease liabilities were as follows:

(in millions)
Years Ending December 31
2021	$60
2022	57
2023	51
2024	46
2025	40
Thereafter	149
Total contractual maturities	403
Less imputed interest	(59)
Total operating lease liabilities	$344
As a lessor, the Corporation leases certain types of manufacturing and warehouse equipment as well as public and private transportation vehicles to its customers. The Corporation recognized lease-related revenue, primarily interest income from sales-type and direct financing leases, of $13 million and $14 million for the years ended December 31, 2020 and 2019, respectively. The Corporation's net investment in sales-type and direct financing leases was $391 million and $369 million at December 31, 2020 and 2019, respectively.
As of December 31, 2020, the contractual maturities of sales-type and direct financing lease receivables were as follows:

(in millions)
Years Ending December 31
2021	$69
2022	101
2023	54
2024	64
2025	33
Thereafter	18
Total lease payments receivable	339
Unguaranteed residual values	72
Less deferred interest income	(20)
Total lease receivables (a)	$391
(a)Excludes net investment in leveraged leases of $203 million.

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
Management assessed, with participation of the Corporation’s Chief Executive Officer and Chief Financial Officer, internal control over financial reporting as it relates to the Corporation’s consolidated financial statements presented in conformity with U.S. generally accepted accounting principles as of December 31, 2020. The assessment was based on criteria for effective internal control over financial reporting described in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Based on this assessment, management determined that internal control over financial reporting is effective as it relates to the Corporation’s consolidated financial statements presented in conformity with U.S. generally accepted accounting principles as of December 31, 2020.
Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
The Corporation's internal control over financial reporting as of December 31, 2020 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their accompanying report.
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

Curtis C. Farmer	James J. Herzog	Mauricio A. Ortiz
Chairman, President and	Executive Vice President and	Senior Vice President and
Chief Executive Officer	Chief Financial Officer	Chief Accounting Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and the Board of Directors of Comerica Incorporated

Opinion on Internal Control over Financial Reporting
We have audited Comerica Incorporated and subsidiaries’ internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Comerica Incorporated and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2020 and 2019, and the related consolidated statements of income, comprehensive income, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 2020, and the related notes of the Company and our report dated February 9, 2021 expressed an unqualified opinion thereon.

Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report of Management. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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
February 9, 2021

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Comerica Incorporated
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Comerica Incorporated and subsidiaries (the Company) as of December 31, 2020 and 2019, and the related consolidated statements of income, comprehensive income, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 2020, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020 and 2019, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 9, 2021, expressed an unqualified opinion thereon.
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
Adoption of New Accounting Standard
As discussed in Notes 1 and 4 to the consolidated financial statements, the Company changed its method for accounting for credit losses in 2020. As explained below, auditing the Company’s allowance for credit losses, including adoption of the new accounting guidance related to the estimate of allowance for credit losses, was a critical audit matter.
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Allowance for credit losses
Description of the Matter
The Company’s loan portfolio and the associated allowance for credit losses (ACL) were $52 billion and $992 million as of December 31, 2020, respectively. As discussed above and in Note 1 and 4 of the financial statements, effective January 1, 2020 the Company adopted Financial Accounting Standards Board Accounting Standards Update No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments which resulted in a $17 million decrease to the overall allowance for credit losses. The allowance for credit losses represents management’s estimate of expected credit losses over the contractual life of the loan portfolio at the balance sheet date. The allowance for credit losses includes credit loss estimates for loans evaluated on an individual basis, such as for certain nonaccrual loans and TDR loans and collective loss estimates for homogeneous pools of loans with similar risk characteristics. The Company determines the allowance for homogeneous pools of loans with similar risk characteristics by applying loss factors to amortized cost balances over the remaining contractual life. Loss factors are based on estimated probability of default, set to a default horizon based on contractual life, and loss given default. Through the use of various models, historical estimates are calibrated to economic forecasts over the reasonable and supportable forecast period based on economic variables that statistically correlate with each of the probability of default and loss given default pools. Qualitative adjustments are then made to bring the allowance to the level management believes is appropriate based on factors that have not otherwise been fully accounted for in the quantitative analysis. Examples of these adjustments include 1) foresight risk, 2) input imprecision, and 3) model imprecision.

Auditing management’s estimate of the allowance for credit losses involved a high degree of subjectivity due to the highly judgmental nature of the expected loss models, including management’s selection of models used to estimate quantitative components of the ACL, as well as qualitative adjustments included in the ACL. Management’s identification and measurement of the expected loss models, including management’s selection of models used, and the qualitative adjustments made are highly judgmental and could have a significant effect on the ACL.

How We Addressed the Matter in Our Audit	We obtained an understanding of the Company’s process for establishing the ACL, including the models selected by management to estimate quantitative components of the ACL and the qualitative adjustments made to the ACL. We evaluated the design and tested the operating effectiveness of the controls and governance over 1) the appropriateness of the models used to estimate quantitative components of the ACL, 2) the identification and need for selection of a different model for quantitative components of the ACL, 3) the validation of the models used to estimate quantitative components of the ACL, including completeness and accuracy of the key inputs and assumptions within the models, 4) monitoring of the models including the assessment of the output, 5) the appropriateness of the qualitative reserve methodology, including the identification and the assessment for the need for qualitative adjustments, 6) the reliability and accuracy of data used to estimate the various components of the qualitative reserves, and 7) management’s review and approval of qualitative adjustments and model output.

To test the appropriateness of the models selected by management to estimate quantitative components of the ACL, with the support of specialists, we evaluated management’s basis for concluding on the selection of the models used when considering modeled output. For example, we evaluated the model output and information utilized by management as the basis for their model selection by independently obtaining and comparing actual historical loss data to data used and third-party macroeconomic data and information to assess the accuracy and appropriateness of the information and to consider whether new or contradictory information existed. We also evaluated model calculation design and re-performed calculations on a sample basis.

To test the qualitative adjustments, we evaluated the identification and measurement of the qualitative adjustments, including the basis for concluding an adjustment was warranted when considering the potential impact of foresight risk, input imprecision and model imprecision, tested the completeness and accuracy of data used by the Company to estimate the qualitative adjustments, recalculated the analyses used by management to determine the qualitative adjustments, and analyzed the changes in assumptions and components of the qualitative reserves relative to changes in the Company’s loan portfolio. For example, we evaluated the data and information utilized by management to estimate the qualitative adjustments by independently obtaining and comparing to historical loan data, third-party macroeconomic data, and peer bank data to assess the appropriateness of the information and to consider whether new or contradictory information existed.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 1992.
Dallas, TX
February 9, 2021

HISTORICAL REVIEW - AVERAGE BALANCE SHEETS
Comerica Incorporated and Subsidiaries
CONSOLIDATED FINANCIAL INFORMATION

(in millions)
Years Ended December 31	2020	2019	2018	2017	2016
ASSETS
Cash and due from banks	$878	$887	$1,135	$1,209	$1,146
Interest-bearing deposits with banks	10,203	3,360	4,700	5,443	5,099
Other short-term investments	153	143	134	92	102
Investment securities	13,432	12,120	11,810	12,207	12,348
Commercial loans	32,144	32,053	30,534	30,415	31,062
Real estate construction loans	3,912	3,325	3,155	2,958	2,508
Commercial mortgage loans	9,839	9,170	9,131	9,005	8,981
Lease financing	594	557	470	509	684
International loans	1,028	1,019	1,021	1,157	1,367
Residential mortgage loans	1,905	1,929	1,983	1,989	1,894
Consumer loans	2,209	2,458	2,472	2,525	2,500
Total loans	51,631	50,511	48,766	48,558	48,996
Less allowance for loan losses	(900)	(667)	(695)	(728)	(730)
Net loans	50,731	49,844	48,071	47,830	48,266
Accrued income and other assets	5,749	5,134	4,874	4,671	4,782
Total assets	$81,146	$71,488	$70,724	$71,452	$71,743
LIABILITIES AND SHAREHOLDERS’ EQUITY
Noninterest-bearing deposits	$33,053	$26,644	$29,241	$31,013	$29,751
Money market and interest-bearing checking deposits	26,798	23,417	22,378	21,585	22,744
Savings deposits	2,454	2,166	2,199	2,133	2,013
Customer certificates of deposit	2,626	2,522	2,090	2,470	3,198
Other time deposits	17	705	2	1	2
Foreign office time deposits	90	27	25	56	33
Total interest-bearing deposits	31,985	28,837	26,694	26,245	27,990
Total deposits	65,038	55,481	55,935	57,258	57,741
Short-term borrowings	314	369	62	277	138
Accrued expenses and other liabilities	1,554	1,375	1,076	996	1,273
Medium- and long-term debt	6,549	6,955	5,842	4,969	4,917
Total liabilities	73,455	64,180	62,915	63,500	64,069
Shareholders’ equity	7,691	7,308	7,809	7,952	7,674
Total liabilities and shareholders’ equity	$81,146	$71,488	$70,724	$71,452	$71,743

HISTORICAL REVIEW - STATEMENTS OF INCOME
Comerica Incorporated and Subsidiaries
CONSOLIDATED FINANCIAL INFORMATION

(in millions, except per share data)
Years Ended December 31	2020	2019	2018	2017	2016
INTEREST INCOME
Interest and fees on loans	$1,773	$2,439	$2,262	$1,872	$1,635
Interest on investment securities	291	297	265	250	247
Interest on short-term investments	29	71	92	60	27
Total interest income	2,093	2,807	2,619	2,182	1,909
INTEREST EXPENSE
Interest on deposits	101	262	122	42	40
Interest on short-term borrowings	1	9	1	3	—
Interest on medium- and long-term debt	80	197	144	76	72
Total interest expense	182	468	267	121	112
Net interest income	1,911	2,339	2,352	2,061	1,797
Provision for credit losses	537	74	(1)	74	248
Net interest income after provision for credit losses	1,374	2,265	2,353	1,987	1,549
NONINTEREST INCOME
Card fees	270	257	244	333	303
Fiduciary income	209	206	206	198	190
Service charges on deposit accounts	185	203	211	227	219
Commercial lending fees	77	91	85	85	89
Bank-owned life insurance	44	41	39	43	42
Foreign exchange income	40	44	47	45	42
Letter of credit fees	37	38	40	45	50
Brokerage fees	21	28	27	23	19
Net securities losses	—	(7)	(19)	—	—
Other noninterest income	118	109	96	108	97
Total noninterest income	1,001	1,010	976	1,107	1,051
NONINTEREST EXPENSES
Salaries and benefits expense	1,019	1,020	1,009	961	989
Outside processing fee expense	242	264	255	366	336
Occupancy expense	156	154	152	154	157
Software expense	154	117	125	126	119
Equipment expense	49	50	48	45	53
Advertising expense	35	34	30	28	21
FDIC insurance expense	33	23	42	51	54
Restructuring charges	—	—	53	45	93
Other noninterest expenses	96	81	80	84	108
Total noninterest expenses	1,784	1,743	1,794	1,860	1,930
Income before income taxes	591	1,532	1,535	1,234	670
Provision for income taxes	117	334	300	491	193
NET INCOME	474	1,198	1,235	743	477
Less:
Income allocated to participating securities	2	7	8	5	4
Preferred stock dividends	13	—	—	—	—
Net income attributable to common shares	$459	$1,191	$1,227	$738	$473
Earnings per common share:
Basic	$3.29	$7.95	$7.31	$4.23	$2.74
Diluted	3.27	7.87	7.20	4.14	2.68
Comprehensive income	877	1,572	1,076	762	523

Cash dividends declared on common stock	378	398	309	193	154
Cash dividends declared per common share	2.72	2.68	1.84	1.09	0.89

HISTORICAL REVIEW - STATISTICAL DATA
Comerica Incorporated and Subsidiaries
CONSOLIDATED FINANCIAL INFORMATION

Years Ended December 31	2020	2019	2018	2017	2016
Average Rates
Interest-bearing deposits with banks	0.27%	2.05%	1.94%	1.09%	0.51%
Other short-term investments	0.72	1.26	0.96	0.64	0.61
Investment securities	2.21	2.44	2.19	2.05	2.02
Commercial loans	3.42	4.81	4.64	3.82	3.25
Real estate construction loans	3.76	5.54	5.21	4.18	3.63
Commercial mortgage loans	3.25	4.88	4.69	3.97	3.49
Lease financing	3.37	3.44	3.82	2.63	2.64
International loans	3.61	5.13	4.97	4.07	3.63
Residential mortgage loans	3.45	3.85	3.77	3.70	3.76
Consumer loans	3.80	4.85	4.41	3.70	3.32
Total loans	3.44	4.83	4.64	3.85	3.34
Interest income as a percentage of earning assets	2.79	4.24	3.99	3.29	2.88
Domestic deposits	0.31	0.91	0.45	0.16	0.14
Deposits in foreign offices	0.42	1.39	1.19	0.64	0.35
Total interest-bearing deposits	0.31	0.91	0.46	0.16	0.14
Short-term borrowings	0.32	2.39	1.93	1.14	0.45
Medium- and long-term debt	1.23	2.82	2.47	1.51	1.45
Interest expense as a percentage of interest-bearing sources	0.47	1.29	0.82	0.38	0.34
Interest rate spread	2.32	2.95	3.17	2.91	2.54
Impact of net noninterest-bearing sources of funds	0.22	0.59	0.41	0.20	0.17
Net interest margin as a percentage of earning assets	2.54%	3.54%	3.58%	3.11%	2.71%
Ratios
Return on average common shareholders’ equity	6.18%	16.39%	15.82%	9.34%	6.22%
Return on average assets	0.58	1.68	1.75	1.04	0.67
Efficiency ratio (a)	61.15	51.82	53.56	58.64	67.62
Common equity tier 1 capital as a percentage of risk weighted assets	10.34	10.13	11.14	11.68	11.09
Tier 1 capital as a percentage of risk-weighted assets	10.93	10.13	11.14	11.68	11.09
Total capital as a percentage of risk-weighted assets	13.20	12.13	13.21	13.84	13.27
Common equity ratio	8.69	9.98	10.60	11.13	10.68
Tangible common equity as a percentage of tangible assets (b)	8.02	9.19	9.78	10.32	9.89
Per Common Share Data
Book value at year-end	$55.01	$51.57	$46.89	$46.07	$44.47
Market value at year-end	55.86	71.75	68.69	86.81	68.11
Market value for the year
High	71.75	88.96	102.66	88.22	70.44
Low	26.05	58.54	63.69	64.04	30.48
Other Data (share data in millions)
Average common shares outstanding - basic	139	150	168	174	172
Average common shares outstanding - diluted	140	151	171	178	177
Number of banking centers	433	436	436	438	458
Number of employees (full-time equivalent)	7,681	7,747	7,865	7,999	7,960
(a)Noninterest expenses as a percentage of the sum of net interest income and noninterest income excluding net losses from securities and a derivative contract tied to the conversion rate of Visa Class B shares.
(b)See Supplemental Financial Data section for reconciliations of non-GAAP financial measures and regulatory ratios.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized as of February 9, 2021.

COMERICA INCORPORATED

By:	/s/ Curtis C. Farmer
Curtis C. Farmer Chairman, President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities indicated as of February 9, 2021.

/s/ Curtis C. Farmer	Chairman, President and Chief Executive Officer and
Curtis C. Farmer	Director (Principal Executive Officer)

/s/ James J. Herzog	Executive Vice President and Chief Financial Officer
James J. Herzog	(Principal Financial Officer)

/s/ Mauricio A. Ortiz	Senior Vice President and Chief Accounting Officer
Mauricio A. Ortiz	(Principal Accounting Officer)

/s/ Michael E. Collins
Michael E. Collins	Director

/s/ Roger A. Cregg
Roger A. Cregg	Director

/s/ T. Kevin DeNicola
T. Kevin DeNicola	Director

Jacqueline P. Kane	Director

/s/ Richard G. Lindner
Richard G. Lindner	Director

/s/ Barbara R. Smith
Barbara R. Smith	Director

Robert S. Taubman	Director

/s/ Reginald M. Turner, Jr.
Reginald M. Turner, Jr.	Director

/s/ Nina G. Vaca
Nina G. Vaca	Director

/s/ Michael G. Van de Ven
Michael G. Van de Ven	Director
S-1