Form 10-Q
period 2021-03-31
COMERICA INC /NEW/
filed 2021-04-28
CIK 28412

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________
FORM 10-Q
______________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
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
$5 par value common stock:
Outstanding as of April 26, 2021: 139,612,779 shares

COMERICA INCORPORATED AND SUBSIDIARIES

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements
CONSOLIDATED BALANCE SHEETS
Comerica Incorporated and Subsidiaries

(in millions, except share data)	March 31, 2021	December 31, 2020
	(unaudited)	(recast)
ASSETS
Cash and due from banks	$1,064	$1,031
Interest-bearing deposits with banks	13,807	14,736
Other short-term investments	176	172
Investment securities available-for-sale	15,595	15,028
Commercial loans	30,886	32,753
Real estate construction loans	4,244	4,082
Commercial mortgage loans	9,993	9,912
Lease financing	577	594
International loans	990	926
Residential mortgage loans	1,799	1,830
Consumer loans	2,093	2,194
Total loans	50,582	52,291
Allowance for loan losses	(777)	(948)
Net loans	49,805	51,343
Premises and equipment	456	459
Accrued income and other assets	5,388	5,360
Total assets	$86,291	$88,129
LIABILITIES AND SHAREHOLDERS’ EQUITY
Noninterest-bearing deposits	$38,822	$39,420
Money market and interest-bearing checking deposits	29,880	28,540
Savings deposits	2,934	2,710
Customer certificates of deposit	2,141	2,133
Foreign office time deposits	30	66
Total interest-bearing deposits	34,985	33,449
Total deposits	73,807	72,869
Accrued expenses and other liabilities	1,480	1,482
Medium- and long-term debt	2,852	5,728
Total liabilities	78,139	80,079
Fixed rate reset non-cumulative perpetual preferred stock, series A, no par value, $100,000 liquidation preference per share:
Authorized - 4,000 shares
Issued - 4,000 shares at 3/31/2021 and 12/31/2020	394	394
Common stock - $5 par value:
Authorized - 325,000,000 shares
Issued - 228,164,824 shares	1,141	1,141
Capital surplus	2,183	2,185
Accumulated other comprehensive (loss) income	(105)	64
Retained earnings	9,975	9,727
Less cost of common stock in treasury - 88,579,635 shares at 3/31/2021 and 88,997,430 shares at 12/31/2020	(5,436)	(5,461)
Total shareholders’ equity	8,152	8,050
Total liabilities and shareholders’ equity	$86,291	$88,129
See notes to consolidated financial statements (unaudited).

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)
Comerica Incorporated and Subsidiaries

	Three Months Ended March 31,
(in millions, except per share data)	2021	2020
		(recast)
INTEREST INCOME
Interest and fees on loans	$386	$517
Interest on investment securities	69	74
Interest on short-term investments	4	18
Total interest income	459	609
INTEREST EXPENSE
Interest on deposits	7	56
Interest on medium- and long-term debt	9	40
Total interest expense	16	96
Net interest income	443	513
Provision for credit losses	(182)	411
Net interest income after provision for credit losses	625	102
NONINTEREST INCOME
Card fees	71	59
Fiduciary income	53	54
Service charges on deposit accounts	48	49
Derivative income	30	20
Commercial lending fees	18	17
Bank-owned life insurance	11	12
Letter of credit fees	10	9
Brokerage fees	4	7
Net securities losses	—	(1)
Other noninterest income	25	11
Total noninterest income	270	237
NONINTEREST EXPENSES
Salaries and benefits expense	282	242
Outside processing fee expense	64	57
Occupancy expense	39	37
Software expense	39	37
Equipment expense	12	12
Advertising expense	6	7
FDIC insurance expense	6	8
Other noninterest expenses	(1)	17
Total noninterest expenses	447	417
Income (loss) before income taxes	448	(78)
Provision (benefit) for income taxes	98	(19)
NET INCOME (LOSS)	350	(59)
Less:
Income allocated to participating securities	1	—
Preferred stock dividends	6	—
Net income (loss) attributable to common shares	$343	$(59)
Earnings (losses) per common share:
Basic	$2.46	$(0.42)
Diluted	2.43	(0.42)
Comprehensive income	181	344
Cash dividends declared on common stock	95	94
Cash dividends declared per common share	0.68	0.68
See notes to consolidated financial statements (unaudited).

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (unaudited)
Comerica Incorporated and Subsidiaries

					Accumulated
	Nonredeemable	Common Stock			Other			Total
	Preferred	Shares		Capital	Comprehensive	Retained	Treasury	Shareholders'
(in millions, except per share data)	Stock	Outstanding	Amount	Surplus	Income (Loss)	Earnings	Stock	Equity
BALANCE AT DECEMBER 31, 2019 (recast)	$—	142.1	$1,141	$2,174	$(316)	$9,619	$(5,291)	$7,327
Cumulative effect of change in accounting principle	—	—	—	—	—	13	—	13
Net loss	—	—	—	—	—	(59)	—	(59)
Other comprehensive income, net of tax	—	—	—	—	403	—	—	403
Cash dividends declared on common stock ($0.68 per share)	—	—	—	—	—	(94)	—	(94)
Purchase of common stock	—	(3.4)	—	—	—	—	(195)	(195)
Net issuance of common stock under employee stock plans	—	0.3	—	(14)	—	(3)	16	(1)
Share-based compensation	—	—	—	8	—	—	—	8
BALANCE AT MARCH 31, 2020 (recast)	$—	139.0	$1,141	$2,168	$87	$9,476	$(5,470)	$7,402
BALANCE AT DECEMBER 31, 2020 (recast)	$394	139.2	$1,141	$2,185	$64	$9,727	$(5,461)	$8,050
Net income	—	—	—	—	—	350	—	350
Other comprehensive loss, net of tax	—	—	—	—	(169)	—	—	(169)
Cash dividends declared on common stock ($0.68 per share)	—	—	—	—	—	(95)	—	(95)
Cash dividends declared on preferred stock	—	—	—	—	—	(6)	—	(6)
Purchase of common stock	—	(0.1)	—	—	—	—	(3)	(3)
Net issuance of common stock under employee stock plans	—	0.5	—	(24)	—	(1)	28	3
Share-based compensation	—	—	—	22	—	—	—	22
BALANCE AT MARCH 31, 2021	$394	139.6	$1,141	$2,183	$(105)	$9,975	$(5,436)	$8,152
See notes to consolidated financial statements (unaudited).

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
Comerica Incorporated and Subsidiaries

	Three Months Ended March 31,
(in millions)	2021	2020
		(recast)
OPERATING ACTIVITIES
Net income (loss)	$350	$(59)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for credit losses	(182)	411
Provision (benefit) for deferred income taxes	39	(71)
Depreciation and amortization	25	26
Net periodic defined benefit credit	(20)	(13)
Share-based compensation expense	22	8
Net amortization of securities	8	1
Net securities losses	—	1
Net change in:
Accrued income receivable	(5)	8
Accrued expenses payable	26	(12)
Other, net	(104)	399
Net cash provided by operating activities	159	699
INVESTING ACTIVITIES
Investment securities available-for-sale:
Maturities and redemptions	992	598
Purchases	(1,750)	(920)
Net change in loans	1,685	(3,174)
Net increase in premises and equipment	(18)	(15)
Federal Home Loan Bank stock:
Purchases	—	(31)
Redemptions	115	—
Proceeds from bank-owned life insurance settlements	5	8
Other, net	(21)	—
Net cash provided by (used in) investing activities	1,008	(3,534)
FINANCING ACTIVITIES
Net change in:
Deposits	824	(29)
Short-term borrowings	—	2,192
Medium- and long-term debt:
Maturities and redemptions	(2,800)	—
Preferred stock cash dividends paid	(6)	—
Common stock:
Repurchases	(8)	(199)
Cash dividends paid	(95)	(95)
Issuances under employee stock plans	10	3
Other, net	12	—
Net cash (used in) provided by financing activities	(2,063)	1,872
Net decrease in cash and cash equivalents	(896)	(963)
Cash and cash equivalents at beginning of period	15,767	5,818
Cash and cash equivalents at end of period	$14,871	$4,855
Interest paid	$20	$102
Income taxes paid	1	3
See notes to consolidated financial statements (unaudited).

NOTE 1 - BASIS OF PRESENTATION AND ACCOUNTING POLICIES
Organization
The accompanying unaudited consolidated financial statements were prepared in accordance with United States (U.S.) generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation were included. The results of operations for the three months ended March 31, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021. Certain items in prior periods were reclassified to conform to the current presentation. For further information, refer to the consolidated financial statements and footnotes thereto included in the Annual Report of Comerica Incorporated and Subsidiaries (the Corporation) on Form 10-K for the year ended December 31, 2020.
Defined Benefit Pension and Other Postretirement Costs
Effective January 1, 2021, the Corporation elected to change the accounting methodology for determining the market-related value of assets (MRVA) for certain classes of assets in the qualified defined benefit pension plan. The MRVA is used to calculate the Corporation's expected return on plan assets, a component of defined pension benefit cost (credit). These classes are currently comprised of the fixed income securities and private placement assets held in the portfolio, utilized by the Corporation to mitigate the impacts to financial results from changes in fair value of the pension liability. Previously, MRVA was measured using a historical five-year average fair value. Under the new methodology, the Corporation calculates MRVA using fair value of plan assets. Although both methods are permitted under U.S. GAAP, the Corporation believes the new policy is preferable for these classes of assets as it results in more timely recognition of the performance of pension assets in the results from operations.
The change in accounting methodology is applied retrospectively to all prior periods presented in the consolidated financial statements. The impact of the change to the qualified defined benefit plan on the Corporation's consolidated financial statements is as follows:
Consolidated Balance Sheets

	March 31, 2021	December 31, 2020
(in millions)	Accounting Change Impact	Previously Reported	Accounting Change Impact	Recast Amounts
Accumulated other comprehensive income (loss)	$(3)	$168	$(104)	$64
Retained earnings	3	9,623	104	9,727
Consolidated Statements of Comprehensive Income

	Three Months Ended March 31,
	2021	2020
(in millions)	Accounting Change Impact	Previously Reported	Accounting Change Impact	Recast Amounts
Other noninterest expenses	$(5)	$25	$(8)	$17
Provision (benefit) for income taxes	2	(21)	2	(19)
Net income (loss)	3	(65)	6	(59)

Earnings (losses) per common share
Basic	$0.03	$(0.46)	$0.04	$(0.42)
Diluted	$0.02	$(0.46)	$0.04	$(0.42)

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries
Consolidated Statements of Cash Flows

	Three Months Ended March 31,
	2021	2020
(in millions)	Accounting Change Impact	Previously Reported	Accounting Change Impact	Recast Amounts
Net (loss) income	$3	$(65)	$6	$(59)
(Benefit) provision for deferred income taxes	2	(73)	2	(71)
Net periodic defined benefit credit	(5)	(5)	(8)	(13)

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
Refer to Note 1 to the consolidated financial statements in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2020 for further information about the fair value hierarchy, descriptions of the valuation methodologies and key inputs used to measure financial assets and liabilities recorded at fair value, as well as a description of the methods and significant assumptions used to estimate fair value disclosures for financial instruments not recorded at fair value in their entirety on a recurring basis.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries
Assets and Liabilities Recorded at Fair Value on a Recurring Basis
The following tables present the recorded amount of assets and liabilities measured at fair value on a recurring basis as of March 31, 2021 and December 31, 2020.

(in millions)	Total	Level 1	Level 2	Level 3
March 31, 2021
Deferred compensation plan assets	$108	$108	$—	$—
Equity securities	54	54	—	—
Investment securities available-for-sale:
U.S. Treasury and other U.S. government agency securities	4,613	4,613	—	—
Residential mortgage-backed securities (a)	10,982	—	10,982	—
Total investment securities available-for-sale	15,595	4,613	10,982	—
Derivative assets:
Interest rate contracts	340	—	316	24
Energy contracts	269	—	269	—
Foreign exchange contracts	12	—	12	—
Total derivative assets	621	—	597	24
Total assets at fair value	$16,378	$4,775	$11,579	$24
Derivative liabilities:
Interest rate contracts	$65	$—	$65	$—
Energy contracts	265	—	265	—
Foreign exchange contracts	10	—	10	—
Total derivative liabilities	340	—	340	—
Deferred compensation plan liabilities	108	108	—	—
Total liabilities at fair value	$448	$108	$340	$—
December 31, 2020
Deferred compensation plan assets	$107	$107	$—	$—
Equity securities	60	60	—	—
Investment securities available-for-sale:
U.S. Treasury and other U.S. government agency securities	4,658	4,658	—	—
Residential mortgage-backed securities (a)	10,370	—	10,370	—
Total investment securities available-for-sale	15,028	4,658	10,370	—
Derivative assets:
Interest rate contracts	531	—	492	39
Energy contracts	151	—	151	—
Foreign exchange contracts	18	—	18	—
Total derivative assets	700	—	661	39
Total assets at fair value	$15,895	$4,825	$11,031	$39
Derivative liabilities:
Interest rate contracts	$61	$—	$61	$—
Energy contracts	149	—	149	—
Foreign exchange contracts	19	—	19	—
Total derivative liabilities	229	—	229	—
Deferred compensation plan liabilities	107	107	—	—
Total liabilities at fair value	$336	$107	$229	$—
(a)Issued and/or guaranteed by U.S. government agencies or U.S. government-sponsored enterprises.

    There were no transfers of assets or liabilities recorded at fair value on a recurring basis into or out of Level 3 fair value measurements during each of the three-month periods ended March 31, 2021 and 2020.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries
The following table summarizes the changes in Level 3 assets and liabilities measured at fair value on a recurring basis for the three-month periods ended March 31, 2021 and 2020.

		Net Realized/Unrealized Gains (Losses) (Pretax) Recorded in Earnings (a)
	Balance at Beginning of Period				Balance at End of Period
				Sales
(in millions)		Realized	Unrealized
Three Months Ended March 31, 2021
Derivative assets:
Interest rate contracts	$39	$—	$(15)	$—	$24
Three Months Ended March 31, 2020
Derivative assets:
Interest rate contracts	$22	$—	$21	$—	$43
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
The following table presents assets recorded at fair value on a nonrecurring basis at March 31, 2021 and December 31, 2020. No liabilities were recorded at fair value on a nonrecurring basis at March 31, 2021 and December 31, 2020.

(in millions)	Level 3
March 31, 2021
Loans:
Commercial	$125
Commercial mortgage	12
Total loans	137
Other real estate	8
Total assets at fair value	$145
December 31, 2020
Loans:
Commercial	$134
Commercial mortgage	16
Total assets at fair value	$150
Level 3 assets recorded at fair value on a nonrecurring basis at March 31, 2021 and December 31, 2020 included both nonaccrual loans and TDRs for which a specific allowance was established based on the fair value of collateral. The unobservable inputs were the additional adjustments applied by management to the appraised values to reflect such factors as non-current appraisals and revisions to estimated time to sell. These adjustments are determined based on qualitative judgments made by management on a case-by-case basis and are not quantifiable inputs, although they are used in the determination of fair value.
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

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries
The carrying amount and estimated fair value of financial instruments not recorded at fair value in their entirety on a recurring basis on the Corporation’s Consolidated Balance Sheets are as follows:

	Carrying Amount	Estimated Fair Value
(in millions)		Total	Level 1	Level 2	Level 3
March 31, 2021
Assets
Cash and due from banks	$1,064	$1,064	$1,064	$—	$—
Interest-bearing deposits with banks	13,807	13,807	13,807	—	—
Loans held-for-sale	14	14	—	14	—
Total loans, net of allowance for loan losses (a)	49,805	48,880	—	—	48,880
Customers’ liability on acceptances outstanding	13	13	13	—	—
Restricted equity investments	92	92	92	—	—
Nonmarketable equity securities (b)	7	9
Liabilities
Demand deposits (noninterest-bearing)	38,822	38,822	—	38,822	—
Interest-bearing deposits	32,844	32,844	—	32,844	—
Customer certificates of deposit	2,141	2,140	—	2,140	—
Total deposits	73,807	73,806	—	73,806	—
Acceptances outstanding	13	13	13	—	—
Medium- and long-term debt	2,852	2,919	—	2,919	—
Credit-related financial instruments	(50)	(50)	—	—	(50)
December 31, 2020
Assets
Cash and due from banks	$1,031	$1,031	$1,031	$—	$—
Interest-bearing deposits with banks	14,736	14,736	14,736	—	—
Loans held-for-sale	5	5	—	5	—
Total loans, net of allowance for loan losses (a)	51,343	50,601	—	—	50,601
Customers’ liability on acceptances outstanding	1	1	1	—	—
Restricted equity investments	207	207	207	—	—
Nonmarketable equity securities (b)	5	9
Liabilities
Demand deposits (noninterest-bearing)	39,420	39,420	—	39,420	—
Interest-bearing deposits	31,316	31,316	—	31,316	—
Customer certificates of deposit	2,133	2,133	—	2,133	—
Total deposits	72,869	72,869	—	72,869	—
Acceptances outstanding	1	1	1	—	—
Medium- and long-term debt	5,728	5,790	—	5,790	—
Credit-related financial instruments	(68)	(68)	—	—	(68)
(a)Included $137 million and $150 million of loans recorded at fair value on a nonrecurring basis at March 31, 2021 and December 31, 2020, respectively.
(b)Certain investments that are measured at fair value using the net asset value have not been classified in the fair value hierarchy. The fair value amounts presented in the table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the Consolidated Balance Sheets.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries
NOTE 3 - INVESTMENT SECURITIES
A summary of the Corporation’s investment securities follows:

(in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
March 31, 2021
Investment securities available-for-sale:
U.S. Treasury and other U.S. government agency securities	$4,578	$59	$24	$4,613
Residential mortgage-backed securities (a)	10,924	178	120	10,982
Total investment securities available-for-sale	$15,502	$237	$144	$15,595

December 31, 2020
Investment securities available-for-sale:
U.S. Treasury and other U.S. government agency securities	$4,583	$76	$1	$4,658
Residential mortgage-backed securities (a)	10,169	203	2	10,370
Total investment securities available-for-sale	$14,752	$279	$3	$15,028
(a)Issued and/or guaranteed by U.S. government agencies or U.S. government-sponsored enterprises.
A summary of the Corporation’s investment securities in an unrealized loss position as of March 31, 2021 and December 31, 2020 follows:

	Temporarily Impaired
	Less than 12 Months		12 Months or more		Total
(in millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
March 31, 2021
U.S. Treasury and other U.S. government agency securities	$1,834	$24	$—	$—	$1,834	$24
Residential mortgage-backed securities (a)	3,577	120	—	—	3,577	120
Total temporarily impaired securities	$5,411	$144	$—	$—	$5,411	$144
December 31, 2020
U.S. Treasury and other U.S. government agency securities	$1,119	$1	$—	$—	$1,119	$1
Residential mortgage-backed securities (a)	952	2	—	—	952	2
Total temporarily impaired securities	$2,071	$3	$—	$—	$2,071	$3
(a)Issued and/or guaranteed by U.S. government agencies or U.S. government-sponsored enterprises.
Unrealized losses resulted from changes in market interest rates and liquidity. The Corporation’s portfolio is comprised of securities issued or guaranteed by the U.S. government or government-sponsored enterprises. As such, it is expected that the securities would not be settled at a price less than the amortized cost of the investments. Further, the Corporation does not intend to sell the investments, and it is not more likely than not that it will be required to sell the investments before recovery of amortized costs. At March 31, 2021, the Corporation had 138 securities in an unrealized loss position with no allowance for credit losses, comprised of 19 U.S. Treasury securities and 119 residential mortgage-backed securities.
Interest receivable on investment securities totaled $19 million at March 31, 2021 and $18 million at December 31, 2020 and was included in accrued income and other assets on the Consolidated Balance Sheets.
Sales, calls and write-downs of investment securities available-for-sale resulted in the following losses recorded in net securities losses on the Consolidated Statements of Comprehensive Income, computed based on the adjusted cost of the specific security.

	Three Months Ended March 31,
(in millions)	2021	2020
Securities losses	$—	$(1)
Net securities losses	$—	$(1)

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

(in millions)
March 31, 2021	Amortized Cost	Fair Value
Contractual maturity
Within one year	$1,617	$1,634
After one year through five years	3,177	3,208
After five years through ten years	570	587
After ten years	10,138	10,166
Total investment securities	$15,502	$15,595
Included in the contractual maturity distribution in the table above were residential mortgage-backed securities with a total amortized cost of $10.9 billion and a fair value of $11.0 billion. The actual cash flows of mortgage-backed securities may differ as borrowers of the underlying loans may exercise prepayment options.
At March 31, 2021, investment securities with a carrying value of $4.7 billion were pledged where permitted or required by law, including $4.0 billion pledged to the Federal Home Loan Bank (FHLB) as collateral for potential future borrowings of approximately $3.9 billion and $648 million to secure $485 million of liabilities, primarily public and other deposits of state and local government agencies as well as derivative instruments. For information on FHLB borrowings, refer to Note 7.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries
NOTE 4 – CREDIT QUALITY AND ALLOWANCE FOR CREDIT LOSSES
The following table presents an aging analysis of the amortized cost basis of loans.

	Loans Past Due and Still Accruing
(in millions)	30-59 Days	60-89 Days	90 Days or More	Total	Nonaccrual Loans	Current Loans (a)	Total Loans
March 31, 2021
Business loans:
Commercial	$103	$57	$17	$177	$230	$30,479	$30,886
Real estate construction:
Commercial Real Estate business line (b)	—	—	—	—	—	3,810	3,810
Other business lines (c)	9	8	2	19	1	414	434
Total real estate construction	9	8	2	19	1	4,224	4,244
Commercial mortgage:
Commercial Real Estate business line (b)	12	1	—	13	3	2,295	2,311
Other business lines (c)	40	25	21	86	31	7,565	7,682
Total commercial mortgage	52	26	21	99	34	9,860	9,993
Lease financing	14	—	1	15	1	561	577
International	—	2	—	2	—	988	990
Total business loans	178	93	41	312	266	46,112	46,690

Retail loans:
Residential mortgage	8	4	—	12	33	1,754	1,799
Consumer:
Home equity	5	4	—	9	15	1,546	1,570
Other consumer	10	—	19	29	—	494	523
Total consumer	15	4	19	38	15	2,040	2,093
Total retail loans	23	8	19	50	48	3,794	3,892
Total loans	$201	$101	$60	$362	$314	$49,906	$50,582
December 31, 2020
Business loans:
Commercial	$62	$115	$33	$210	$252	$32,291	$32,753
Real estate construction:
Commercial Real Estate business line (b)	31	—	—	31	—	3,626	3,657
Other business lines (c)	9	—	—	9	1	415	425
Total real estate construction	40	—	—	40	1	4,041	4,082
Commercial mortgage:
Commercial Real Estate business line (b)	51	1	—	52	3	2,218	2,273
Other business lines (c)	48	40	5	93	26	7,520	7,639
Total commercial mortgage	99	41	5	145	29	9,738	9,912
Lease financing	14	—	1	15	1	578	594
International	—	—	—	—	—	926	926
Total business loans	215	156	39	410	283	47,574	48,267

Retail loans:
Residential mortgage	11	4	—	15	47	1,768	1,830
Consumer:
Home equity	7	1	—	8	17	1,563	1,588
Other consumer	10	—	6	16	—	590	606
Total consumer	17	1	6	24	17	2,153	2,194
Total retail loans	28	5	6	39	64	3,921	4,024
Total loans	$243	$161	$45	$449	$347	$51,495	$52,291
(a)Includes $87 million and $141 million of loans with deferred payments not considered past due in accordance with the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) at March 31, 2021 and December 31, 2020, respectively.
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

	March 31, 2021
	Vintage Year
(in millions)	2021		2020		2019	2018	2017	Prior	Revolvers	Revolvers Converted to Term	Total
Business loans:
Commercial:
Pass (a)	$1,632	(b)	$5,073	(b)	$2,191	$1,445	$944	$1,061	$16,601	$16	$28,963
Criticized (c)	30		41		217	173	86	211	1,163	2	1,923
Total commercial	1,662		5,114		2,408	1,618	1,030	1,272	17,764	18	30,886
Real estate construction
Pass (a)	44		604		1,206	1,142	571	426	183	—	4,176
Criticized (c)	—		3		29	17	8	9	2	—	68
Total real estate construction	44		607		1,235	1,159	579	435	185	—	4,244
Commercial mortgage
Pass (a)	398		2,107		1,587	1,161	1,062	2,858	399	—	9,572
Criticized (c)	3		31		63	43	33	232	16	—	421
Total commercial mortgage	401		2,138		1,650	1,204	1,095	3,090	415	—	9,993
Lease financing
Pass (a)	28		104		115	61	47	186	—	—	541
Criticized (c)	—		3		19	11	2	1	—	—	36
Total lease financing	28		107		134	72	49	187	—	—	577
International
Pass (a)	137		155		159	85	10	66	316	—	928
Criticized (c)	—		14		8	17	4	8	11	—	62
Total international	137		169		167	102	14	74	327	—	990
Total business loans	2,272		8,135		5,594	4,155	2,767	5,058	18,691	18	46,690
Retail loans:
Residential mortgage
Pass (a)	97		631		213	108	162	555	—	—	1,766
Criticized (c)	2		1		2	2	7	19	—	—	33
Total residential mortgage	99		632		215	110	169	574	—	—	1,799
Consumer:
Home equity
Pass (a)	—		—		—	—	—	16	1,474	58	1,548
Criticized (c)	—		—		—	—	—	—	16	6	22
Total home equity	—		—		—	—	—	16	1,490	64	1,570
Other consumer
Pass (a)	15		107		19	12	2	36	316	—	507
Criticized (c)	—		—		—	1	—	7	8	—	16
Total other consumer	15		107		19	13	2	43	324	—	523
Total consumer	15		107		19	13	2	59	1,814	64	2,093
Total retail loans	114		739		234	123	171	633	1,814	64	3,892
Total loans	$2,386		$8,874		$5,828	$4,278	$2,938	$5,691	$20,505	$82	$50,582

Table continues on the following page.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

	December 31, 2020
	Vintage Year
	2020		2019	2018	2017	2016	Prior	Revolvers	Revolvers Converted to Term	Total
Business loans:
Commercial:
Pass (a)	$5,991	(b)	$2,316	$1,563	$1,051	$429	$755	$18,416	$17	$30,538
Criticized (c)	30		281	191	116	64	166	1,365	2	2,215
Total commercial	6,021		2,597	1,754	1,167	493	921	19,781	19	32,753
Real estate construction:
Pass (a)	433		1,080	1,244	631	335	141	171	—	4,035
Criticized (c)	3		28	5	8	—	1	2	—	47
Total real estate construction	436		1,108	1,249	639	335	142	173	—	4,082
Commercial mortgage:
Pass (a)	2,053		1,559	1,146	1,120	818	2,272	431	—	9,399
Criticized (c)	47		130	42	45	41	193	15	—	513
Total commercial mortgage	2,100		1,689	1,188	1,165	859	2,465	446	—	9,912
Lease financing
Pass (a)	109		122	71	50	14	201	—	—	567
Criticized (c)	2		17	5	2	1	—	—	—	27
Total lease financing	111		139	76	52	15	201	—	—	594
International
Pass (a)	274		161	103	11	3	64	245	—	861
Criticized (c)	13		8	18	4	7	2	13	—	65
Total international	287		169	121	15	10	66	258	—	926
Total business loans	8,955		5,702	4,388	3,038	1,712	3,795	20,658	19	48,267
Retail loans:
Residential mortgage
Pass (a)	639		230	119	197	196	398	—	—	1,779
Criticized (c)	7		2	2	6	2	32	—	—	51
Total residential mortgage	646		232	121	203	198	430	—	—	1,830
Consumer:
Home equity
Pass (a)	—		—	—	—	—	15	1,489	63	1,567
Criticized (c)	—		—	—	—	—	1	13	7	21
Total home equity	—		—	—	—	—	16	1,502	70	1,588
Other consumer
Pass (a)	113		23	12	2	3	41	404	—	598
Criticized (c)	—		—	2	—	—	—	6	—	8
Total other consumer	113		23	14	2	3	41	410	—	606
Total consumer	113		23	14	2	3	57	1,912	70	2,194
Total retail loans	759		255	135	205	201	487	1,912	70	4,024
Total loans	$9,714		$5,957	$4,523	$3,243	$1,913	$4,282	$22,570	$89	$52,291
(a)Includes all loans not included in the categories of special mention, substandard or nonaccrual.
(b)Includes Small Business Administration Paycheck Protection Program (PPP) loans of $925 million and $2.9 billion in 2021 and 2020, respectively, at March 31, 2021, and PPP loans of $3.5 billion in 2020 at December 31, 2020.
(c)Includes loans with an internal rating of special mention, substandard loans for which the accrual of interest has not been discontinued and nonaccrual loans. Special mention loans have potential credit weaknesses that deserve management’s close attention, such as loans to borrowers who may be experiencing financial difficulties that may result in deterioration of repayment prospects from the borrower at some future date. Accruing substandard loans have a well-defined weakness, or weaknesses, such as loans to borrowers who may be experiencing losses from operations or inadequate liquidity of a degree and duration that jeopardizes the orderly repayment of the loan. Substandard loans are also distinguished by the distinct possibility of loss in the future if these weaknesses are not corrected. Nonaccrual loans are loans for which the accrual of interest has been discontinued. For further information regarding nonaccrual loans, refer to the Nonperforming Assets subheading in Note 1 - Basis of Presentation and Accounting Policies on page F-59 in the Corporation's 2020 Annual Report. These categories are generally consistent with the "special mention" and "substandard" categories as defined by regulatory authorities. A minority of nonaccrual loans are consistent with the "doubtful" category.

Loan interest receivable totaled $142 million and $141 million at March 31, 2021 and December 31, 2020, respectively, and was included in accrued income and other assets on the Consolidated Balance Sheets.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries
Allowance for Credit Losses
The following table details the changes in the allowance for credit losses.

	2021			2020
(in millions)	Business Loans	Retail Loans	Total	Business Loans	Retail Loans	Total
Three Months Ended March 31
Balance at beginning of period:
Allowance for loan losses	$895	$53	$948	$601	$36	$637
Allowance for credit losses on lending-related commitments	35	9	44	28	3	31
Allowance for credit losses	930	62	992	629	39	668
Cumulative effect of change in accounting principle	—	—	—	(42)	25	(17)
Loan charge-offs	(15)	(1)	(16)	(87)	(2)	(89)
Recoveries on loans previously charged-off	12	1	13	5	—	5
Net loan charge-offs	(3)	—	(3)	(82)	(2)	(84)
Provision for credit losses:
Provision for loan losses	(183)	15	(168)	384	(4)	380
Provision for credit losses on lending-related commitments	(13)	(1)	(14)	24	7	31
Provision for credit losses	(196)	14	(182)	408	3	411
Balance at end of period:
Allowance for loan losses	709	68	777	861	55	916
Allowance for credit losses on lending-related commitments	22	8	30	52	10	62
Allowance for credit losses	$731	$76	$807	$913	$65	$978
Allowance for loan losses as a percentage of total loans	1.52%	1.74%	1.54%	1.75%	1.35%	1.71%
Allowance for loan losses as a percentage of total loans excluding PPP loans	1.65	n/a	1.66	n/a	n/a	n/a
Allowance for credit losses as a percentage of total loans	1.57	1.94	1.59	1.85	1.57	1.83
Allowance for credit losses as a percentage of total loans excluding PPP loans	1.70	n/a	1.72	n/a	n/a	n/a
n/a - not applicable

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries
Nonaccrual Loans
The following table presents additional information regarding nonaccrual loans. No interest income was recognized on nonaccrual loans for the three-month periods ended March 31, 2021 and 2020.

(in millions)	Nonaccrual Loans with No Related Allowance	Nonaccrual Loans with Related Allowance	Total Nonaccrual Loans
March 31, 2021
Business loans:
Commercial	$50	$180	$230
Real estate construction:
Other business lines (a)	—	1	1
Commercial mortgage:
Commercial Real Estate business line (b)	1	2	3
Other business lines (a)	7	24	31
Total commercial mortgage	8	26	34
Lease financing	—	1	1
Total business loans	58	208	266
Retail loans:
Residential mortgage	33	—	33
Consumer:
Home equity	15	—	15
Total retail loans	48	—	48
Total nonaccrual loans	$106	$208	$314
December 31, 2020
Business loans:
Commercial	$57	$195	$252
Real estate construction:
Other business lines (a)	—	1	1
Commercial mortgage:
Commercial Real Estate business line (b)	1	2	3
Other business lines (a)	5	21	26
Total commercial mortgage	6	23	29
Lease financing	—	1	1
Total business loans	63	220	283
Retail loans:
Residential mortgage	47	—	47
Consumer:
Home equity	17	—	17
Total retail loans	64	—	64
Total nonaccrual loans	$127	$220	$347
(a)Primarily loans secured by owner-occupied real estate.
(b)Primarily loans to real estate developers.

Foreclosed Properties
Foreclosed properties totaled $8 million at both March 31, 2021 and December 31, 2020. There were no retail loans secured by residential real estate properties in process of foreclosure included in nonaccrual loans at March 31, 2021 and December 31, 2020.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries
Troubled Debt Restructurings
The following table details the amortized cost basis at March 31, 2021 and 2020 of loans considered to be TDRs that were restructured during the three-month periods ended March 31, 2021 and 2020, by type of modification. In cases of loans with more than one type of modification, the loans were categorized based on the most significant modification.

	Principal Deferrals (a)
(in millions)	2021	2020
Three Months Ended March 31,
Commercial	$—	$22
Commercial mortgage:
Other business lines (b)	—	2
Total loans	$—	$24
(a)Primarily represents loan balances where terms were extended by more than an insignificant time period, typically more than 180 days, at or above contractual interest rates. Also includes commercial loans restructured in bankruptcy. In accordance with the provisions of the CARES Act, balances exclude $71 million, primarily retail loans, with terms extended by more than an insignificant time period.
(b)Primarily loans secured by owner-occupied real estate.
The Corporation charges interest on principal balances outstanding during deferral periods. Additionally, none of the modifications involved forgiveness of principal. There were no commitments to lend additional funds to borrowers whose terms have been modified in TDRs at March 31, 2021 and December 31, 2020. On an ongoing basis, the Corporation monitors the performance of modified loans to their restructured terms. The allowance for loan losses continues to be reassessed on the basis of an individual evaluation of the loan.
For principal deferrals, incremental deterioration in the credit quality of the loan, represented by a downgrade in the risk rating of the loan, for example, due to missed interest payments or a reduction of collateral value, is considered a subsequent default. For interest rate reductions, a subsequent payment default is defined in terms of delinquency, when a principal or interest payment is 90 days past due. Of the TDRs modified during the twelve-month periods ended March 31, 2021 and 2020, there were no subsequent defaults of principal deferrals or interest rate reductions in the three-month period ended March 31, 2021, compared to $10 million of principal deferrals and no interest rate reductions in the comparable period in 2020.

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
Credit risk is the possible loss that may occur in the event of nonperformance by the counterparty to a financial instrument. The Corporation attempts to minimize credit risk arising from customer-initiated derivatives by evaluating the creditworthiness of each customer, adhering to the same credit approval process used for traditional lending activities and obtaining collateral as deemed necessary. Derivatives with dealer counterparties are either cleared through a clearinghouse or settled directly with a single counterparty. For derivatives settled directly with dealer counterparties, the Corporation utilizes counterparty risk limits and monitoring procedures as well as master netting arrangements and bilateral collateral agreements to facilitate the management of credit risk. Master netting arrangements effectively reduce credit valuation adjustments by permitting settlement of positive and negative positions and offset cash collateral held with the same counterparty on a net basis. Bilateral collateral agreements require daily exchange of cash or highly rated securities issued by the U.S. Treasury or other U.S. government entities to collateralize amounts due to either party. At March 31, 2021, counterparties with bilateral

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries
collateral agreements deposited $11 million of cash with the Corporation to secure the fair value of contracts in an unrealized gain position, and the Corporation had pledged $29 million of marketable investment securities and posted $256 million of cash as collateral for contracts in an unrealized loss position. For those counterparties not covered under bilateral collateral agreements, collateral is obtained, if deemed necessary, based on the results of management’s credit evaluation of the counterparty. Collateral varies, but may include cash, investment securities, accounts receivable, equipment or real estate. Included in the fair value of derivative instruments are credit valuation adjustments reflecting counterparty credit risk. These adjustments are determined by applying a credit spread for the counterparty or the Corporation, as appropriate, to the total expected exposure of the derivative. There were no derivative instruments with credit-risk-related contingent features that were in a liability position at March 31, 2021.
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

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries
The following table presents the composition of the Corporation’s derivative instruments held or issued for risk management purposes or in connection with customer-initiated and other activities at March 31, 2021 and December 31, 2020.

	March 31, 2021			December 31, 2020
		Fair Value			Fair Value
(in millions)	Notional/ Contract Amount (a)	Gross Derivative Assets	Gross Derivative Liabilities	Notional/ Contract Amount (a)	Gross Derivative Assets	Gross Derivative Liabilities
Risk management purposes
Derivatives designated as hedging instruments
Interest rate contracts:
Swaps - fair value - receive fixed/pay floating	$2,650	$—	$—	$2,650	$—	$—
Swaps - cash flow - receive fixed/pay floating	5,550	—	—	5,550	—	—
Derivatives used as economic hedges
Foreign exchange contracts:
Spot, forwards and swaps	390	1	1	442	1	4
Total risk management purposes	8,590	1	1	8,642	1	4
Customer-initiated and other activities
Interest rate contracts:
Caps and floors written	909	—	2	869	—	—
Caps and floors purchased	909	2	—	869	—	—
Swaps	19,693	338	63	19,783	531	61
Total interest rate contracts	21,511	340	65	21,521	531	61
Energy contracts:
Caps and floors written	665	1	60	503	1	33
Caps and floors purchased	665	60	1	503	33	1
Swaps	2,873	208	204	2,115	117	115
Total energy contracts	4,203	269	265	3,121	151	149
Foreign exchange contracts:
Spot, forwards, options and swaps	1,429	11	9	1,901	17	15
Total customer-initiated and other activities	27,143	620	339	26,543	699	225
Total gross derivatives	$35,733	$621	$340	$35,185	$700	$229
Amounts offset in the Consolidated Balance Sheets:
Netting adjustment - Offsetting derivative assets/liabilities		(59)	(59)		(83)	(83)
Netting adjustment - Cash collateral received/posted		(2)	(227)		(17)	(48)
Net derivatives included in the Consolidated Balance Sheets (b)		560	54		600	98
Amounts not offset in the Consolidated Balance Sheets:
Marketable securities pledged under bilateral collateral agreements		—	(26)		—	(42)
Net derivatives after deducting amounts not offset in the Consolidated Balance Sheets		$560	$28		$600	$56
(a)Notional or contractual amounts, which represent the extent of involvement in the derivatives market, are used to determine the contractual cash flows required in accordance with the terms of the agreement. These amounts are typically not exchanged, significantly exceed amounts subject to credit or market risk and are not reflected in the Consolidated Balance Sheets.
(b)Net derivative assets are included in accrued income and other assets and net derivative liabilities are included in accrued expenses and other liabilities on the Consolidated Balance Sheets. Included in the fair value of net derivative assets and net derivative liabilities are credit valuation adjustments reflecting counterparty credit risk and credit risk of the Corporation. The fair value of net derivative assets included credit valuation adjustments for counterparty credit risk of $16 million and $27 million at March 31, 2021 and December 31, 2020, respectively.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries
Risk Management
The Corporation's derivative instruments used for managing interest rate risk include cash flow hedging strategies that convert variable-rate loans to fixed rates and fair value hedging strategies that convert fixed-rate long-term debt to variable rates. Interest and fees on loans included $24 million and $3 million of cash flow hedge income for the three-month periods ended March 31, 2021 and 2020, respectively.
The following table details the effects of fair value hedging on the Consolidated Statements of Comprehensive Income.

	Interest on Medium- and Long-Term Debt
	Three Months Ended March 31,
(in millions)	2021	2020
Total interest on medium- and long-term debt (a)	$9	$40
Fair value hedging relationships:
Interest rate contracts:
Hedged items	25	30
Derivatives designated as hedging instruments	(17)	(6)
(a) Includes the effects of hedging.
    For information on accumulated net gains on cash flow hedges, refer to Note 8.
    The following table summarizes the expected weighted average remaining maturity of the notional amount of risk management interest rate swaps, the carrying amount of the related hedged items and the weighted average interest rates associated with amounts expected to be received or paid on interest rate swap agreements as of March 31, 2021 and December 31, 2020.

Cash flow swaps - receive fixed/pay floating rate on variable-rate loans

(dollar amounts in millions)	March 31, 2021	December 31, 2020
Derivative notional amount	$5,550	$5,550
Weighted average:
Remaining maturity (in years)	2.0	2.3
Receive rate	1.87%	1.87%
Pay rate (a)	0.12	0.15
(a)Variable rates paid on receive fixed swaps designated as cash flow hedges are based on one-month LIBOR rates in effect at March 31, 2021 and December 31, 2020.

Fair value swaps - receive fixed/pay floating rate on medium- and long-term debt

(dollar amounts in millions)	March 31, 2021	December 31, 2020
Derivative notional amount	$2,650	$2,650
Carrying value of hedged items (a)	2,852	2,928
Weighted average:
Remaining maturity (in years)	4.4	4.6
Receive rate	3.68%	3.68%
Pay rate (b)	1.10	1.16
(a)Included $202 million and $279 million of cumulative hedging adjustments at March 31, 2021 and December 31, 2020, respectively, which included $5 million and $6 million, respectively, of hedging adjustment on a discontinued hedging relationship.
(b)Variable rates paid on receive fixed swaps designated as fair value hedges are based on one- and six-month LIBOR rates in effect at March 31, 2021 and December 31, 2020.
Customer-Initiated and Other
The Corporation enters into derivative transactions at the request of customers and generally takes offsetting positions with dealer counterparties to mitigate the inherent market risk. Income primarily results from the spread between the customer derivative and the offsetting dealer position.
For customer-initiated foreign exchange contracts where offsetting positions have not been taken, the Corporation manages the remaining inherent market risk through individual foreign currency position limits and aggregate value-at-risk limits. These limits are established annually and reviewed quarterly. For those customer-initiated derivative contracts which

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries
were not offset or where the Corporation holds a position within the limits described above, the Corporation did not recognize any gains or losses for both the three-month periods ended March 31, 2021 and 2020.
Fair values of customer-initiated and other derivative instruments represent the net unrealized gains or losses on such contracts and are recorded on the Consolidated Balance Sheets. Changes in fair value are recognized on the Consolidated Statements of Comprehensive Income. The net gains recognized in income on customer-initiated derivative instruments, net of the impact of offsetting positions included in derivative income, were as follows:

	Three Months Ended March 31,
(in millions)	2021	2020
Interest rate contracts	$15	$8
Energy contracts	4	1
Foreign exchange contracts	11	11
Total derivative income	$30	$20
Credit-Related Financial Instruments
The Corporation issues off-balance sheet financial instruments in connection with commercial and consumer lending activities. The Corporation’s credit risk associated with these instruments is represented by the contractual amounts indicated in the following table.

(in millions)	March 31, 2021	December 31, 2020
Unused commitments to extend credit:
Commercial and other	$24,598	$23,443
Bankcard, revolving check credit and home equity loan commitments	3,322	3,297
Total unused commitments to extend credit	$27,920	$26,740
Standby letters of credit	$3,278	$3,273
Commercial letters of credit	40	30
The Corporation maintains an allowance to cover current expected credit losses inherent in lending-related commitments, including unused commitments to extend credit, letters of credit and financial guarantees. The allowance for credit losses on lending-related commitments, included in accrued expenses and other liabilities on the Consolidated Balance Sheets, was $30 million and $44 million at March 31, 2021 and December 31, 2020, respectively.
Unused Commitments to Extend Credit
Commitments to extend credit are legally binding agreements to lend to a customer, provided there is no violation of any condition established in the contract. These commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many commitments expire without being drawn upon, the total contractual amount of commitments does not necessarily represent future cash requirements of the Corporation. Commercial and other unused commitments are primarily variable rate commitments. The allowance for credit losses on lending-related commitments included $25 million at March 31, 2021 and $37 million at December 31, 2020 for expected credit losses inherent in the Corporation’s unused commitments to extend credit.
Standby and Commercial Letters of Credit
Standby letters of credit represent conditional obligations of the Corporation which guarantee the performance of a customer to a third party. Standby letters of credit are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing and similar transactions. Commercial letters of credit are issued to finance foreign or domestic trade transactions. These contracts expire in decreasing amounts through the year 2028. The Corporation may enter into participation arrangements with third parties that effectively reduce the maximum amount of future payments which may be required under standby and commercial letters of credit. There were $3.3 billion standby and commercial letters of credit outstanding at both March 31, 2021 and December 31, 2020, of which these risk participations covered $149 million and $150 million, respectively.
The carrying value of the Corporation’s standby and commercial letters of credit, included in accrued expenses and other liabilities on the Consolidated Balance Sheets, totaled $25 million at March 31, 2021, including $20 million in deferred fees and $5 million in the allowance for credit losses on lending-related commitments. At December 31, 2020, the comparable amounts were $31 million, $24 million and $7 million, respectively.
The following table presents a summary of criticized standby and commercial letters of credit at March 31, 2021 and December 31, 2020. The Corporation's criticized list is generally consistent with the Special Mention, Substandard and

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries
Doubtful categories defined by regulatory authorities. The Corporation manages credit risk through underwriting, periodically reviewing and approving its credit exposures using Board committee approved credit policies and guidelines.

(dollar amounts in millions)	March 31, 2021	December 31, 2020
Total criticized standby and commercial letters of credit	$54	$73
As a percentage of total outstanding standby and commercial letters of credit	1.6%	2.2%
Other Credit-Related Financial Instruments
The Corporation enters into credit risk participation agreements, under which the Corporation assumes credit exposure associated with a borrower’s performance related to certain interest rate derivative contracts. The Corporation is not a party to the interest rate derivative contracts and only enters into these credit risk participation agreements in instances in which the Corporation is also a party to the related loan participation agreements for such borrowers. The Corporation manages its credit risk on the credit risk participation agreements by monitoring the creditworthiness of the borrowers, which is based on the normal credit review process as if the Corporation had entered into the derivative instruments directly with the borrowers. The notional amount of such credit risk participation agreements reflects the pro-rata share of the derivative instrument, consistent with its share of the related participated loan. As of March 31, 2021 and December 31, 2020, the total notional amount of the credit risk participation agreements was approximately $1.0 billion and $1.1 billion, respectively, and the fair value was $1 million at March 31, 2021 and $3 million at December 31, 2020. The maximum estimated exposure to these agreements, as measured by projecting a maximum value of the guaranteed derivative instruments, assuming 100 percent default by all obligors on the maximum values, was $40 million and $62 million at March 31, 2021 and December 31, 2020, respectively. In the event of default, the lead bank has the ability to liquidate the assets of the borrower, in which case the lead bank would be required to return a percentage of the recouped assets to the participating banks. As of March 31, 2021, the weighted average remaining maturity of outstanding credit risk participation agreements was 4.4 years.

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
The Corporation accounts for its interests in LIHTC entities using the proportional amortization method. Ownership interests in other tax credit entities are accounted for under either the cost or equity method. Exposure to loss as a result of the Corporation's involvement in LIHTC entities and other tax credit entities at March 31, 2021 was limited to $458 million and $12 million, respectively.
Investment balances, including all legally binding commitments to fund future investments, are included in accrued income and other assets on the Consolidated Balance Sheets. A liability is recognized in accrued expenses and other liabilities on the Consolidated Balance Sheets for all legally binding unfunded commitments to fund tax credit entities ($173 million at March 31, 2021). Amortization and other write-downs of LIHTC investments are presented on a net basis as a component of the provision for income taxes on the Consolidated Statements of Comprehensive Income, while amortization and write-downs of other tax credit investments are recorded in other noninterest income. The income tax credits and deductions are recorded as a reduction of income tax expense and a reduction of federal income taxes payable.
The Corporation provided no financial or other support that was not contractually required to any of the above VIEs during the three months ended March 31, 2021 and 2020.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries
The following table summarizes the impact of these tax credit entities on the Corporation’s Consolidated Statements of Comprehensive Income.

	Three Months Ended March 31,
(in millions)	2021	2020
Provision for income taxes:
Amortization of LIHTC investments	$17	$17
Low income housing tax credits	(16)	(16)
Other tax benefits related to tax credit entities	(4)	(4)
Total provision for income taxes	$(3)	$(3)
For further information on the Corporation’s consolidation policy, see Note 1 to the consolidated financial statements in the Corporation's 2020 Annual Report.

NOTE 7 - MEDIUM- AND LONG-TERM DEBT
Medium- and long-term debt is summarized as follows:

(in millions)	March 31, 2021	December 31, 2020
Parent company
Subordinated notes:
3.80% subordinated notes due 2026 (a)	$270	$280
Medium- and long-term notes:
3.70% notes due 2023 (a)	898	905
4.00% notes due 2029 (a)	597	633
Total medium- and long-term notes	1,495	1,538
Total parent company	1,765	1,818
Subsidiaries
Subordinated notes:
4.00% subordinated notes due 2025 (a)	371	380
7.875% subordinated notes due 2026 (a)	199	207
Total subordinated notes	570	587
Medium- and long-term notes:
2.50% notes due 2024 (a)	517	523
Total medium- and long-term notes	517	523
FHLB advances:
Floating-rate based on FHLB auction rate due 2026	—	2,800
Total FHLB advances	—	2,800
Total subsidiaries	1,087	3,910
Total medium- and long-term debt	$2,852	$5,728
(a)The fixed interest rates on these notes have been swapped to a variable rate and designated in a hedging relationship. Accordingly, carrying value has been adjusted to reflect the change in the fair value of the debt as a result of changes in the benchmark rate.
    Subordinated notes with remaining maturities greater than one year qualify as Tier 2 capital.
    Comerica Bank (the Bank), a wholly-owned subsidiary of the Corporation, is a member of the FHLB, which provides short-and long-term funding to its members through advances collateralized by real estate-related assets. The interest rates on the FHLB advances resets between four and eight weeks, based on the FHLB auction rate. Each note may be prepaid in full, without penalty, at each scheduled reset date. The Bank held no outstanding long-term advances at March 31, 2021. Borrowing capacity is contingent on the amount of collateral available to be pledged to the FHLB. At March 31, 2021, $18.6 billion of real estate-related loans and $4.0 billion of investment securities were pledged to the FHLB as collateral with capacity for potential future borrowings of approximately $13.9 billion.
    Unamortized debt issuance costs deducted from the carrying amount of medium- and long-term debt totaled $9 million at March 31, 2021 and $10 million at December 31, 2020.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries
NOTE 8 - ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME
The following table presents a reconciliation of the changes in the components of accumulated other comprehensive (loss) income and details the components of other comprehensive (loss) income for the three months ended March 31, 2021 and 2020, including the amount of income tax expense (benefit) allocated to each component of other comprehensive (loss) income.

	Three Months Ended March 31,
(in millions)	2021	2020
Accumulated net unrealized gains on investment securities:
Balance at beginning of period, net of tax	$211	$65
Net unrealized holding (losses) gains arising during the period	(183)	323
Less: (Benefit) provision for income taxes	(43)	76
Change in net unrealized gains on investment securities, net of tax	(140)	247
Balance at end of period, net of tax	$71	$312
Accumulated net gains on cash flow hedges:
Balance at beginning of period, net of tax	$155	$34
Net cash flow hedge (losses) gains arising during the period	(18)	205
Less: (Benefit) provision for income taxes	(4)	48
Change in net cash flow hedge (losses) gains arising during the period, net of tax	(14)	157
Less:
Net cash flow hedge gains included in interest and fees on loans	24	3
Less: Provision for income taxes	6	1
Reclassification adjustment for net cash flow hedge gains included in net income, net of tax	18	2
Change in net cash flow hedge (losses) gains, net of tax	(32)	155
Balance at end of period, net of tax (a)	$123	$189
Accumulated defined benefit pension and other postretirement plans adjustment:
Balance at beginning of period, net of tax (b)	$(302)	$(415)
Actuarial loss arising during the period (b)	—	(3)
Less: Benefit for income taxes (b)	—	(1)
Net defined benefit pension and other postretirement plans adjustment arising during the period, net of tax (b)	—	(2)
Amounts recognized in other noninterest expenses:
Amortization of actuarial net loss (b)	10	11
Amortization of prior service credit	(6)	(7)
Total amounts recognized in other noninterest expenses (b)	4	4
Less: Provision for income taxes (b)	1	1
Adjustment for amounts recognized as components of net periodic benefit cost during the period, net of tax (b)	3	3
Change in defined benefit pension and other postretirement plans adjustment, net of tax (b)	3	1
Balance at end of period, net of tax (b)	$(299)	$(414)
Total accumulated other comprehensive (loss) income at end of period, net of tax (b)	$(105)	$87
(a)The Corporation expects to reclassify $67 million of gains, net of tax, from accumulated other comprehensive income to earnings over the next twelve months if interest yield curves and notional amounts remain at March 31, 2021 levels.
(b)Balances at beginning of period, net of tax and changes for the three months ended March 31, 2020 have been recast to reflect the retrospective application of the Corporation's election to change the accounting method for certain components of the qualified defined benefit pension plan as of January 1, 2021. Refer to Note 1 for further information.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries
NOTE 9 - NET INCOME (LOSS) PER COMMON SHARE
Basic and diluted net income (loss) per common share are presented in the following table.

	Three Months Ended March 31,
(in millions, except per share data)	2021	2020
Basic and diluted
Net income (loss)	$350	$(59)
Less:
Income allocated to participating securities	1	—
Preferred stock dividends	6	—
Net income (loss) attributable to common shares	$343	$(59)
Basic average common shares	140	141
Basic net income (loss) per common share	$2.46	$(0.42)
Basic average common shares	140	141
Dilutive common stock equivalents:
Net effect of the assumed exercise of stock awards	1	—
Diluted average common shares	141	141
Diluted net income (loss) per common share	$2.43	$(0.42)
The following average shares related to outstanding options to purchase shares of common stock were not included in the computation of diluted net income (loss) per common share because the exercise price was greater than the average market price of common shares for the period.

	Three Months Ended March 31,
(average outstanding options in thousands)	2021	2020
Average outstanding options	782	1,210
Range of exercise prices	67.53 - 95.25	56.79 - 95.25
Due to the net loss attributable to common shares reported for the three months ended March 31, 2020, stock awards representing 2.6 million shares of common stock were excluded from the computation of diluted net loss per share, as their inclusion would have been anti-dilutive.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries
NOTE 10 - EMPLOYEE BENEFIT PLANS
Net periodic defined benefit cost (credit) is comprised of service cost and other components of net benefit cost (credit). Service cost is included in salaries and benefits expense and other components of net benefit cost (credit) are included in other noninterest expenses on the Consolidated Statements of Comprehensive Income. For further information on the Corporation's employee benefit plans, refer to Note 17 to the consolidated financial statements in the Corporation's 2020 Annual Report.
The components of net periodic benefit cost (credit) for the Corporation's qualified pension plan, non-qualified pension plan and postretirement benefit plan are as follows.

Qualified Defined Benefit Pension Plan	Three Months Ended March 31,
(in millions)	2021	2020 (a)
Service cost	$10	$8
Other components of net benefit credit:
Interest cost	15	18
Expected return on plan assets	(50)	(46)
Amortization of prior service credit	(5)	(5)
Amortization of net loss	7	9
Total other components of net benefit credit	(33)	(24)
Net periodic defined benefit credit	$(23)	$(16)
(a)Expected return on plan assets increased $3 million and amortization of net loss was reduced by $5 million to reflect the retrospective application of the Corporation's election to change the accounting method for certain components of the qualified defined benefit pension plan as of January 1, 2021, resulting in an increase of $8 million to total other components of net benefit credit. Refer to Note 1 for further information.

Non-Qualified Defined Benefit Pension Plan	Three Months Ended March 31,
(in millions)	2021	2020
Service cost	$—	$1

Other components of net benefit cost:
Interest cost	2	2
Amortization of prior service credit	(1)	(2)
Amortization of net loss	3	2
Total other components of net benefit cost	4	2
Net periodic defined benefit cost	$4	$3

Postretirement Benefit Plan	Three Months Ended March 31,
(in millions)	2021	2020
Other components of net benefit credit:
Expected return on plan assets	$(1)	$—
Net periodic defined benefit credit	$(1)	$—

NOTE 11 - INCOME TAXES AND TAX-RELATED ITEMS
At March 31, 2021, net unrecognized tax benefits were $20 million, compared to $19 million at December 31, 2020. The Corporation anticipates that it is reasonably possible that final settlement of federal and state tax issues will result in a change in net unrecognized tax benefits of $6 million within the next twelve months. Included in accrued expenses and other liabilities on the Consolidated Balance Sheets was a liability for tax-related interest and penalties of $6 million at both March 31, 2021 and December 31, 2020.
Net deferred tax assets were $15 million at March 31, 2021, compared to $4 million at December 31, 2020, primarily driven by decreases to deferred tax liabilities related to unrealized losses on investment securities available-for-sale as well as net hedging gains that were partially offset by decreases to deferred tax assets related to the allowance for loan losses and increases to deferred tax liabilities related to defined benefit plans. These were partially offset by increases to deferred tax assets related to defined benefit plan components of OCI. Included in deferred tax assets at both March 31, 2021 and December 31, 2020 were $3 million of state net operating loss carryforwards, which expire between 2021 and 2030. The Corporation believes that it is more likely than not that the benefit from certain of these state net operating loss carryforwards will not be realized and, accordingly, maintained a valuation allowance of $3 million at both March 31, 2021 and December 31, 2020. The determination regarding valuation allowance was based on evidence of loss carryback capacity, projected future

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries
reversals of existing taxable temporary differences to absorb the deferred tax assets and assumptions made regarding future events.
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

NOTE 12 - CONTINGENT LIABILITIES
Legal Proceedings
As previously reported in the Corporation's Form 10-K for the year ended December 31, 2020, the Bank is appealing a court's decision in Butte Local Development v. Masters Group v. Comerica Bank, for lender liability. Management believes that current reserves related to this case are adequate in the event of an adverse outcome.
The Corporation and certain of its subsidiaries are subject to various other pending or threatened legal proceedings arising out of the normal course of business or operations. The Corporation believes it has meritorious defenses to the claims asserted against it in its other currently outstanding legal proceedings and, with respect to such legal proceedings, intends to continue to defend itself vigorously, litigating or settling cases according to management’s judgment as to what is in the best interests of the Corporation and its shareholders. Settlement may result from the Corporation's determination that it may be more prudent financially to settle, rather than litigate, and should not be regarded as an admission of liability. On at least a quarterly basis, the Corporation assesses its potential liabilities and contingencies in connection with outstanding legal proceedings utilizing the latest information available. On a case-by-case basis, reserves are established for those legal claims for which it is probable that a loss will be incurred either as a result of a settlement or judgment, and the amount of such loss can be reasonably estimated. The actual costs of resolving these claims may be substantially higher or lower than the amounts reserved. Based on current knowledge, and after consultation with legal counsel, management believes current reserves are adequate, and the amount of any incremental liability arising from these matters is not expected to have a material adverse effect on the Corporation’s consolidated financial condition, results of operations or cash flows. Legal fees of $2 million were included in other noninterest expenses on the Consolidated Statements of Comprehensive Income for both the three-month periods ended March 31, 2021 and 2020, respectively.
For matters where a loss is not probable, the Corporation has not established legal reserves. The Corporation believes the estimate of the aggregate range of reasonably possible losses, in excess of reserves established, for all legal proceedings in which it is involved is from zero to approximately $94 million at March 31, 2021. This estimated aggregate range of reasonably possible losses is based upon currently available information for those proceedings in which the Corporation is involved, taking into account the Corporation’s best estimate of such losses for those cases for which such estimate can be made. For certain cases, the Corporation does not believe that an estimate can currently be made. The Corporation’s estimate involves significant judgment, given the varying stages of the proceedings (including the fact many are currently in preliminary stages), the existence in certain proceedings of multiple defendants (including the Corporation) whose share of liability has yet to be determined, the numerous yet-unresolved issues in many of the proceedings (including issues regarding class certification and the scope of many of the claims) and the attendant uncertainty of the various potential outcomes of such proceedings. Accordingly, the Corporation’s estimate will change from time to time, and actual losses may be more or less than the current estimate.
In the event of unexpected future developments, it is possible the ultimate resolution of these matters, if unfavorable, may be material to the Corporation's consolidated financial condition, results of operations or cash flows.
For information regarding income tax contingencies, refer to Note 11.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries
NOTE 13 - STRATEGIC LINES OF BUSINESS AND MARKETS
The Corporation has strategically aligned its operations into three major business segments: the Commercial Bank, the Retail Bank and Wealth Management. These business segments are differentiated based on the type of customer and the related products and services provided. In addition to the three major business segments, the Finance Division is also reported as a segment. Business segment results are produced by the Corporation’s internal management accounting system. This system measures financial results based on the internal business unit structure of the Corporation. The performance of the business segments is not comparable with the Corporation's consolidated results and is not necessarily comparable with similar information for any other financial institution. Additionally, because of the interrelationships of the various segments, the information presented is not indicative of how the segments would perform if they operated as independent entities. The management accounting system assigns balance sheet and income statement items to each business segment using certain methodologies, which are regularly reviewed and refined. From time to time, the Corporation may make reclassifications among the segments to more appropriately reflect management's current view of the segments, and methodologies may be modified as the management accounting system is enhanced and changes occur in the organizational structure and/or product lines. For comparability purposes, amounts in all periods are based on business unit structure and methodologies in effect at March 31, 2021.
The following discussion provides information about the activities of each business segment. A discussion of the financial results and the factors impacting performance can be found in "Business Segments" in the "Strategic Lines of Business and Markets" section of the financial review.
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
For further information on the methodologies which form the basis for these results refer to Note 22 to the consolidated financial statements in the Corporation's 2020 Annual Report.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries
Business segment financial results are as follows:

	Commercial Bank	Retail Bank	Wealth Management	Finance	Other	Total
(dollar amounts in millions)
Three Months Ended March 31, 2021
Earnings summary:
Net interest income (expense)	$382	$133	$42	$(117)	$3	$443
Provision for credit losses	(177)	6	(12)	—	1	(182)
Noninterest income	159	28	67	12	4	270
Noninterest expenses	215	149	76	—	7	447
Provision (benefit) for income taxes	113	—	10	(25)	—	98
Net income (loss)	$390	$6	$35	$(80)	$(1)	$350
Net credit-related charge-offs	$2	$1	$—	$—	$—	$3
Selected average balances:
Assets	$44,448	$3,463	$5,162	$16,959	$14,527	$84,559
Loans	42,904	2,620	5,059	—	6	50,589
Deposits	41,102	24,322	4,826	985	157	71,392
Statistical data:
Return on average assets (a)	3.56%	0.11%	2.72%	n/m	n/m	1.68%
Efficiency ratio (b)	39.66	91.68	69.84	n/m	n/m	62.55
Three Months Ended March 31, 2020
Earnings summary:
Net interest income (expense)	$380	$125	$41	$(44)	$11	$513
Provision for credit losses	396	3	12	—	—	411
Noninterest income	127	28	70	14	(2)	237
Noninterest expenses (c)	192	145	70	—	10	417
(Benefit) provision for income taxes (c)	(19)	1	6	(8)	1	(19)
Net (loss) income (c)	$(62)	$4	$23	$(22)	$(2)	$(59)
Net credit-related charge-offs	$83	$1	$—	$—	$—	$84
Selected average balances:
Assets	$44,254	$2,864	$5,078	$14,285	$6,784	$73,265
Loans	42,593	2,075	4,936	—	—	49,604
Deposits	30,230	21,195	4,025	1,136	182	56,768
Statistical data:
Return on average assets (a) (c)	(0.56)%	0.07%	1.81%	n/m	n/m	(0.32)%
Efficiency ratio (b) (c)	37.95	94.07	62.68	n/m	n/m	55.58
(a)Return on average assets is calculated based on the greater of average assets or average liabilities and attributed equity.
(b)Noninterest expenses as a percentage of the sum of net interest income and noninterest income excluding net losses from securities and a derivative contract tied to the conversion rate of Visa Class B shares.
(c)See Defined Benefit Pension and Other Postretirement Costs in Note 1.
n/m – not meaningful
The Corporation operates in three primary markets - Texas, California and Michigan, as well as in Arizona and Florida, with select businesses operating in several other states and in Canada and Mexico. The Corporation produces market segment results for the Corporation’s three primary geographic markets as well as Other Markets. Other Markets includes Florida, Arizona, the International Finance division and businesses with a national perspective. The Finance & Other category includes the Finance segment and the Other category as previously described. Market segment results are provided as supplemental information to the business segment results and may not meet all operating segment criteria as set forth in GAAP. For comparability purposes, amounts in all periods are based on market segments and methodologies in effect at March 31, 2021.
A discussion of the financial results and the factors impacting performance can be found in the section entitled "Market Segments" in the "Strategic Lines of Business and Markets" section of the financial review.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries
Market segment financial results are as follows:

	Michigan	California	Texas	Other Markets	Finance & Other	Total
(dollar amounts in millions)
Three Months Ended March 31, 2021
Earnings summary:
Net interest income (expense)	$154	$172	$114	$117	$(114)	$443
Provision for credit losses	(28)	(54)	(86)	(15)	1	(182)
Noninterest income	66	48	36	104	16	270
Noninterest expenses	135	104	88	113	7	447
Provision (benefit) for income taxes	22	40	31	30	(25)	98
Net income (loss)	$91	$130	$117	$93	$(81)	$350
Net credit-related charge-offs	$—	$1	$2	$—	$—	$3
Selected average balances:
Assets	$12,916	$18,143	$10,668	$11,348	$31,484	$84,559
Loans	12,247	17,946	10,161	10,231	4	50,589
Deposits	25,683	19,968	10,783	13,816	1,142	71,392
Statistical data:
Return on average assets (a)	1.40%	2.51%	3.88%	2.54%	n/m	1.68%
Efficiency ratio (b)	60.86	47.09	58.85	51.18	n/m	62.55
Three Months Ended March 31, 2020
Earnings summary:
Net interest income (expense)	$163	$176	$115	$92	$(33)	$513
Provision for credit losses	24	46	290	51	—	411
Noninterest income	72	33	30	90	12	237
Noninterest expenses (c)	137	93	83	94	10	417
Provision (benefit) for income taxes (c)	16	17	(50)	5	(7)	(19)
Net income (loss) (c)	$58	$53	$(178)	$32	$(24)	$(59)
Net credit-related charge-offs	$3	$8	$70	$3	$—	$84
Selected average balances:
Assets	$12,895	$18,007	$11,154	$10,140	$21,069	$73,265
Loans	12,191	17,742	10,566	9,105	—	49,604
Deposits	20,748	16,627	9,204	8,871	1,318	56,768
Statistical data:
Return on average assets (a) (c)	1.10%	1.19%	(6.47)%	1.27%	n/m	(0.32)%
Efficiency ratio (b) (c)	57.92	44.60	57.38	51.69	n/m	55.58
(a)Return on average assets is calculated based on the greater of average assets or average liabilities and attributed equity.
(b)Noninterest expenses as a percentage of the sum of net interest income and noninterest income excluding net losses from securities and a derivative contract tied to the conversion rate of Visa Class B shares.
(c)See Defined Benefit Pension and Other Postretirement Costs in Note 1.
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

	Commercial Bank	Retail Bank	Wealth Management	Finance & Other	Total
(in millions)
Three Months Ended March 31, 2021
Revenue from contracts with customers:
Card fees	$60	$10	$1	$—	$71
Fiduciary income	—	—	53	—	53
Service charges on deposit accounts	34	13	1	—	48
Commercial loan servicing fees (a)	4	—	—	—	4
Brokerage fees	—	—	4	—	4
Other noninterest income (b)	5	4	5	—	14
Total revenue from contracts with customers	103	27	64	—	194
Other sources of noninterest income	56	1	3	16	76
Total noninterest income	$159	$28	$67	$16	$270
Three Months Ended March 31, 2020
Revenue from contracts with customers:
Card fees	$49	$9	$1	$—	$59
Fiduciary income	—	—	54	—	54
Service charges on deposit accounts	32	16	1	—	49
Commercial loan servicing fees (a)	4	—	—	—	4
Brokerage fees	—	—	7	—	7
Other noninterest income (b)	4	3	5	—	12
Total revenue from contracts with customers	89	28	68	—	185
Other sources of noninterest income	38	—	2	12	52
Total noninterest income	$127	$28	$70	$12	$237
(a)Included in commercial lending fees on the Consolidated Statements of Comprehensive Income.
(b)Excludes derivative, warrant and other miscellaneous income.
    Adjustments to revenue during the three-month periods ended March 31, 2021 and 2020 for refunds or credits relating to prior periods were not significant.
    Revenue from contracts with customers did not generate significant contract assets and liabilities.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS
This report includes forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. In addition, the Corporation may make other written and oral communications from time to time that contain such statements. All statements regarding the Corporation's expected financial position, strategies and growth prospects and general economic conditions expected to exist in the future are forward-looking statements. The words, "anticipates," "believes," "contemplates," "feels," "expects," "estimates," "seeks," "strives," "plans," "intends," "outlook," "forecast," "position," "target," "mission," "assume," "achievable," "potential," "strategy," "goal," "aspiration," "opportunity," "initiative," "outcome," "continue," "remain," "maintain," "on track," "trend," "objective," "looks forward," "projects," "models," and variations of such words and similar expressions, or future or conditional verbs such as "will," "would," "should," "could," "might," "can," "may" or similar expressions, as they relate to the Corporation or its management, are intended to identify forward-looking statements. These forward-looking statements are predicated on the beliefs and assumptions of the Corporation's management based on information known to the Corporation's management as of the date of this report and do not purport to speak as of any other date. Forward-looking statements may include descriptions of plans and objectives of the Corporation's management for future or past operations, products or services and forecasts of the Corporation's revenue, earnings or other measures of economic performance, including statements of profitability, business segments and subsidiaries as well as estimates of credit trends and global stability. Such statements reflect the view of the Corporation's management as of this date with respect to future events and are subject to risks and uncertainties. Should one or more of these risks materialize or should underlying beliefs or assumptions prove incorrect, the Corporation's actual results could differ materially from those discussed. Factors that could cause or contribute to such differences include credit risks (unfavorable developments concerning credit quality; declines or other changes in the businesses or industries of the Corporation's customers, in particular the energy industry; and changes in customer behavior); market risks (changes in monetary and fiscal policies; fluctuations in interest rates and their impact on deposit pricing; and transitions away from LIBOR towards new interest rate benchmarks); liquidity risks (the Corporation's ability to maintain adequate sources of funding and liquidity; reductions in the Corporation's credit rating; and the interdependence of financial service companies); technology risks (cybersecurity risks and heightened legislative and regulatory focus on cybersecurity and data privacy); operational risks (operational, systems or infrastructure failures; reliance on other companies to provide certain key components of business infrastructure; the impact of legal and regulatory proceedings or determinations; losses due to fraud; and controls and procedures failures); compliance risks (changes in regulation or oversight; the effects of stringent capital requirements; and the impacts of future legislative, administrative or judicial changes to tax regulations); strategic risks (damage to the Corporation's reputation; the Corporation's ability to utilize technology to efficiently and effectively develop, market and deliver new products and services; competitive product and pricing pressures among financial institutions within the Corporation's markets; the implementation of the Corporation's strategies and business initiatives; management's ability to maintain and expand customer relationships; management's ability to retain key officers and employees; and any future strategic acquisitions or divestitures); and other general risks (impacts from the COVID-19 global pandemic; changes in general economic, political or industry conditions; the effectiveness of methods of reducing risk exposures; the effects of catastrophic events; changes in accounting standards and the critical nature of the Corporation's accounting policies; and the volatility of the Corporation's stock price). The Corporation cautions that the foregoing list of factors is not all-inclusive. For discussion of factors that may cause actual results to differ from expectations, please refer to our filings with the Securities and Exchange Commission. In particular, please refer to “Item 1A. Risk Factors” beginning on page 13 of the Corporation's Annual Report on Form 10-K for the year ended December 31, 2020. Forward-looking statements speak only as of the date they are made. The Corporation does not undertake to update forward-looking statements to reflect facts, circumstances, assumptions or events that occur after the date the forward-looking statements are made. For any forward-looking statements made in this report or in any documents, the Corporation claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

RESULTS OF OPERATIONS
Net income for the three months ended March 31, 2021 was $350 million compared to a net loss of $59 million for the three months ended March 31, 2020, which was driven by lower provision for credit losses resulting from an improved economic outlook and strong credit performance. Results for the three months ended March 31, 2021 were also impacted by lower net interest income, reflecting a decline in short-term interest rates, as well as an increase in noninterest expenses, partially offset by higher noninterest income. The provision for income taxes increased $117 million to $98 million due to the increase in pre-tax income.
Net income per diluted common share for the three months ended March 31, 2021 was $2.43 compared to a net loss per diluted common share of $0.42 for the same period in the prior year.
Pension Plan Accounting Change
Effective January 1, 2021, the Corporation elected to change the accounting methodology for determining market-related value of plan assets (MRVA) to a more preferable method for certain classes of assets in the qualified defined benefit pension plan. The classes of assets impacted by the new accounting methodology are fixed income securities and private placement assets held in the portfolio, which are primarily designed to match the duration and interest rate exposure of the Corporation's long-term pension commitments to mitigate against the volatility of interest rates. Under the previous policy, MRVA was calculated based on a five-year average fair value. The new accounting policy recognizes changes in fair value in the year they occur and better aligns the timing of recognition of interest rate impacts to pension assets and liabilities, reducing earnings volatility.
As a result of the policy change, the defined benefit plan benefit is expected to be $79 million in 2021, an increase of $18 million from the estimated benefit under the previous policy. The impact of the change for the three months ended March 31, 2021 was an increase to the pension benefit reduction to noninterest expenses of $5 million and a corresponding increase to net income of $3 million. The change in accounting methodology is applied retrospectively to all prior periods presented in the consolidated financial statements. Discussion of results of operations is based on recast results. See Note 1 to the consolidated financial statements for further information and impacts of the change in accounting policy.

Three Months Ended March 31, 2021 compared to Three Months Ended March 31, 2020
Analysis of Net Interest Income

	Three Months Ended
	March 31, 2021			March 31, 2020
(dollar amounts in millions)	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Commercial loans (a)	$30,968	$254	3.33%	$30,697	$314	4.11%
Real estate construction loans	4,137	34	3.37	3,564	43	4.85
Commercial mortgage loans	9,952	70	2.85	9,638	101	4.21
Lease financing (b)	592	(12)	(8.44)	582	5	3.63
International loans	962	8	3.17	1,004	11	4.48
Residential mortgage loans	1,809	14	3.13	1,855	17	3.67
Consumer loans	2,169	18	3.40	2,264	26	4.60
Total loans (c)	50,589	386	3.09	49,604	517	4.19
Mortgage-backed securities (d)	10,257	51	2.03	9,514	57	2.42
U.S. Treasury securities (e)	4,637	18	1.58	2,817	17	2.48
Total investment securities	14,894	69	1.89	12,331	74	2.43
Interest-bearing deposits with banks	12,869	4	0.10	5,407	18	1.34
Other short-term investments	171	—	0.28	154	—	1.09
Total earning assets	78,523	459	2.37	67,496	609	3.64
Cash and due from banks	970			838
Allowance for loan losses	(915)			(693)
Accrued income and other assets	5,981			5,624
Total assets	$84,559			$73,265
Money market and interest-bearing checking deposits	$29,012	6	0.08	$24,654	45	0.73
Savings deposits	2,800	—	0.02	2,202	—	0.06
Customer certificates of deposit	2,155	1	0.24	2,999	11	1.42
Other time deposits	—	—	—	70	—	2.00
Foreign office time deposits	64	—	0.09	82	—	1.30
Total interest-bearing deposits	34,031	7	0.08	30,007	56	0.76
Short-term borrowings	3	—	0.05	157	—	0.82
Medium- and long-term debt	3,609	9	0.99	7,324	40	2.15
Total interest-bearing sources	37,643	16	0.17	37,488	96	1.03
Noninterest-bearing deposits	37,361			26,761
Accrued expenses and other liabilities	1,415			1,578
Shareholders’ equity	8,140			7,438
Total liabilities and shareholders’ equity	$84,559			$73,265
Net interest income/rate spread		$443	2.20		$513	2.61
Impact of net noninterest-bearing sources of funds			0.09			0.45
Net interest margin (as a percentage of average earning assets)			2.29%			3.06%
(a)Includes Paycheck Protection Program (PPP) loans with average balance of $3.6 billion, interest income of $31 million and an average yield of 3.47% for the three months ended March 31, 2021.
(b)The three months ended March 31, 2021 includes residual value adjustments totaling $17 million.
(c)Nonaccrual loans are included in average balances reported and in the calculation of average rates.
(d)Average balances included $157 million and $105 million of unrealized gains and losses for the three months ended March 31, 2021 and 2020, respectively; yields calculated gross of these unrealized gains and losses.
(e)Average balances included $56 million and $72 million of unrealized gains and losses for the three months ended March 31, 2021 and 2020, respectively; yields calculated gross of these unrealized gains and losses.

Rate/Volume Analysis

	Three Months Ended
	March 31, 2021/March 31, 2020
(in millions)	Decrease Due to Rate	Increase (Decrease) Due to Volume (a)	Net Decrease
Interest Income:
Loans	$(139)	$8	$(131)
Investment securities	(16)	11	(5)
Interest-bearing deposits with banks	(16)	2	(14)
Total interest income	(171)	21	(150)
Interest Expense:
Interest-bearing deposits	(50)	1	(49)
Medium- and long-term debt	(23)	(8)	(31)
Total interest expense	(73)	(7)	(80)
Net interest income	$(98)	$28	$(70)
(a)Rate/volume variances are allocated to variances due to volume.
Net interest income was $443 million for the three months ended March 31, 2021, a decrease of $70 million compared to $513 million for the three months ended March 31, 2020. Net interest margin was 2.29 percent for the three months ended March 31, 2021, a decline of 77 basis points from 3.06 percent for the three months ended March 31, 2020, reflecting the impact of lower interest rates. Average earning assets increased $11.0 billion, primarily due to increases of $7.5 billion in interest-bearing deposits with banks and $3.6 billion in PPP loans. Average interest-bearing funding sources increased $155 million, reflecting a $4.0 billion increase in interest-bearing deposits, partially offset by a $3.7 billion decrease in medium- and long-term debt and a smaller decrease in short-term borrowings.
Provision for Credit Losses
    The provision for credit losses, which includes the provision for loan losses and the provision for credit losses on lending-related commitments, was a benefit of $182 million for the three months ended March 31, 2021, compared to an expense of $411 million for the three months ended March 31, 2020. Net loan charge-offs decreased $81 million to $3 million, or 3 basis points of average total loans for the three months ended March 31, 2021, compared to $84 million, or 68 basis points of average total loans for the three months ended March 31, 2020. Energy net charge-offs decreased $68 million to a net recovery of $1 million for the three months ended March 31, 2021.
    An analysis of the allowance for credit losses and a summary of nonperforming assets are presented under the "Credit Risk" subheading in the "Risk Management" section of this financial review.

Noninterest Income

	Three Months Ended March 31,
(in millions)	2021	2020
Card fees	$71	$59
Fiduciary income	53	54
Service charges on deposit accounts	48	49
Derivative income (a)	30	20
Commercial lending fees	18	17
Bank-owned life insurance	11	12
Letter of credit fees	10	9
Brokerage fees	4	7
Net securities losses	—	(1)
Other noninterest income (a)(b)	25	11
Total noninterest income	$270	$237
(a)Beginning with the first quarter 2021, the Corporation reported customer derivative income, previously a component of other noninterest income, and foreign exchange income as a combined item captioned by derivative income on the Consolidated Statements of Comprehensive Income. Prior periods have been adjusted to conform to this presentation and the changes in presentation do not impact total noninterest income.
(b)The table below provides further details on certain categories included in other noninterest income.
    Noninterest income increased $33 million to $270 million for the three months ended March 31, 2021, including an increase in card fees as a result of higher activity related to stimulus payments and higher derivative income primarily from favorable valuation adjustments, partially offset by a decrease in brokerage fees due to lower money market funds fee revenue. Noninterest income was also impacted by increases in deferred compensation asset returns (offset in noninterest expenses) and principal investing and warrants, included in other noninterest income and detailed below.
    The following table presents certain categories included in other noninterest income on the Consolidated Statements of Comprehensive Income.

	Three Months Ended March 31,
(in millions)	2021	2020
Income from principal investing and warrants	$6	$—
Investment banking fees	4	3
Deferred compensation asset returns (a)	3	(3)
Securities trading income	2	2
All other noninterest income	10	9
Other noninterest income	$25	$11
(a)    Compensation deferred by the Corporation's officers and directors is invested based on investment selections of the officers and directors. Income earned on these assets is reported in other noninterest income and the offsetting change in deferred compensation plan liabilities is reported in salaries and benefits expense.
Noninterest Expenses

	Three Months Ended March 31,
(in millions)	2021	2020
Salaries and benefits expense	$282	$242
Outside processing fee expense	64	57
Occupancy expense	39	37
Software expense	39	37
Equipment expense	12	12
Advertising expense	6	7
FDIC insurance expense	6	8
Other noninterest expenses (a)	(1)	17
Total noninterest expenses (a)	$447	$417
(a)    The three months ended March 31, 2020 has been recast to reflect the retrospective application of the Corporation's election to change the accounting method for certain components of expense related to the defined pension plan, resulting in a decrease of $8 million from the previously reported balances See Note 1 to the consolidated financial statements for further information and impacts of the change in accounting policy.
Noninterest expenses increased $30 million to $447 million, primarily reflecting increases in salaries and benefits and outside processing fee expenses, partially offset by decreases in operational losses and non-salary pension expense (both components of other noninterest expense). The increase in salaries and benefits expense was mostly a result of lower accrued expenses in the first quarter 2020 for performance-related compensation, including stock-based compensation, due to the expected impact to performance of the COVID-19 pandemic, as well as an increase in deferred compensation expense (offset in other noninterest income). The increase in outside processing fee expense was primarily due to volume-driven increases in government card processing expense tied to card fee revenues.
OUTLOOK
This outlook is based on management expectations for continued improvement in economic conditions.

	Second Quarter 2021 Compared to First Quarter 2021	Trends for Second Half of 2021

Average loans
•Average loans (excluding PPP) reflect growth in several businesses, including Middle Market, offset by declines in Mortgage Banker Finance, National Dealer Services and Energy. In addition, decline in PPP loans due to forgiveness process.
•Solid average loan growth in nearly all business lines (excluding PPP), more than offset by forgiveness of the bulk of PPP loans.
Average deposits	•Average deposits to remain strong, benefiting from latest stimulus.	•Average deposits begin to wane as customers put cash to use.
Net interest income	•Increase in net interest income as lease residual adjustment ($17 million in first quarter) does not repeat. All other factors offset each other.	•Net interest income reflects higher loan volume (excluding PPP loans) offset by lower securities yields. In addition, PPP volume and accelerated fees decline.
Credit quality	•Strong credit quality continues, with provision reflecting economic conditions.	•Allowance moving towards pre-pandemic level.
Noninterest income
•Decrease in noninterest income as first quarter levels of derivatives, warrants and deferred compensation asset returns not expected to repeat, partly offset by increase in card, fiduciary and syndication fees.
•Noninterest income includes increases in service charges on deposit accounts, fiduciary income and commercial loan fees, partly offset by lower card fees from decreased stimulus activity.
Noninterest expenses
•Stable noninterest expenses reflect lower salaries and benefits (annual stock-based compensation and deferred compensation asset returns not expected to repeat, as well as seasonally lower payroll taxes partly offset by merit increases and one additional day in the second quarter) offset by increase in outside processing as well as seasonal increases in occupancy and advertising.
•Continued expense discipline offsets increase in technology investment. In addition, increases due to seasonal factors and revenue-related expenses.
Tax rate	•Income tax expense for full-year 2021 to be between 22 and 23 percent of pre-tax income, excluding discrete items.
Capital	•Resume share purchases; CET1 target of approximately 10 percent.

STRATEGIC LINES OF BUSINESS AND MARKETS
The Corporation has strategically aligned its operations into three major business segments: the Commercial Bank, the Retail Bank and Wealth Management. These business segments are differentiated based on the type of customer and the related products and services provided. In addition to the three major business segments, the Finance Division is also reported as a segment. The Other category includes items not directly associated with the business segments or the Finance segment. The performance of the business segments is not comparable with the Corporation's consolidated results and is not necessarily comparable with similar information for any other financial institution. Additionally, because of the interrelationships of the various segments, the information presented is not indicative of how the segments would perform if they operated as independent entities. Market segment results are also provided for the Corporation's three primary geographic markets: Michigan, California and Texas. In addition to the three primary geographic markets, Other Markets is also reported as a market segment. Note 13 to the consolidated financial statements describes the business activities of each business segment and presents financial results of the business and market segments for the three-month periods ended March 31, 2021 and 2020.
The Corporation's management accounting system assigns balance sheet and income statement items to each segment using certain methodologies, which are regularly reviewed and refined. These methodologies may be modified as the management accounting system is enhanced and changes occur in the organizational structure and/or product lines. Note 22 to the consolidated financial statements in the Corporation's 2020 Annual Report describes the Corporation's segment reporting methodology.
Net interest income for each segment reflects the interest income generated by earning assets less interest expense on interest-bearing liabilities plus the net impact from associated internal funds transfer pricing (FTP). The FTP methodology allocates credits to each business segment for deposits and other funds provided as well as charges for loans and other assets being funded. FTP crediting rates on deposits and other funds provided reflect the long-term value of deposits and other funding sources based on their implied maturities. Due to the longer-term nature of implied maturities, FTP crediting rates are generally less volatile than changes in interest rates observed in the market. FTP charge rates for funding loans and other assets reflect a matched cost of funds based on the pricing and duration characteristics of the assets. As a result of applying matched funding, interest revenue for each segment resulting from loans and other assets is generally not impacted by changes in interest rates. Therefore, net interest income for each segment primarily reflects the volume of loans and other earning assets at the spread over the matched cost of funds, as well as the volume of deposits at the associated FTP crediting rates. Due to the impact of lower interest rates, business segments, particularly those focused on generating deposits, were impacted by lower FTP crediting rates on deposits in the three months ended March 31, 2021 compared to the same period in the prior year. Similarly, FTP charges for funding loans decreased in the three months ended March 31, 2021, compared to the same period in the prior year.
Business Segments
The following sections present a summary of the performance of each of the Corporation's business segments for the three months ended March 31, 2021 compared to the same period in the prior year. The three months ended March 31, 2020 has been recast to reflect the retrospective application of the Corporation's election to change the accounting method for certain components of expense related to the defined pension plan. Further information about the change in accounting methodology is presented in Note 1 to the consolidated financial statements.
Commercial Bank

	Three Months Ended			Percent Change
(dollar amounts in millions)	March 31, 2021	March 31, 2020	Change
Earnings summary:
Net interest income	$382	$380	$2	—%
Provision for credit losses	(177)	396	(573)	n/m
Noninterest income	159	127	32	26
Noninterest expenses	215	192	23	11
Provision (benefit) for income taxes	113	(19)	132	n/m
Net income (loss)	$390	$(62)	$452	n/m
Net credit-related charge-offs	$2	$83	$(81)	(97)%

Selected average balances:
Loans	$42,904	$42,593	$311	1%
Deposits	41,102	30,230	10,872	36
n/m - not meaningful

Average loans were relatively stable. The 2021 period included average PPP loans totaling $2.7 billion. Average deposits increased $10.9 billion, reflecting increases in all deposit categories with the exception of time deposits. The Commercial Bank's net income increased $452 million from a net loss of $62 million. Net interest income was stable, while the provision for credit losses decreased $573 million to a benefit of $177 million, reflecting improvements in the economic forecast and in the Energy portfolio as well as strong credit performance. Net credit-related charge-offs decreased $81 million, primarily due to a reduction in Energy net charge-offs. Noninterest income increased $32 million, primarily reflecting increases in card fees, derivative income and warrant income. Noninterest expenses increased $23 million, primarily reflecting increases in salaries and benefits expense, corporate overhead and outside processing fee expense, partially offset by decreases in operational losses and travel expenses.
Retail Bank

	Three Months Ended			Percent Change
(dollar amounts in millions)	March 31, 2021	March 31, 2020	Change
Earnings summary:
Net interest income	$133	$125	$8	7%
Provision for credit losses	6	3	3	63
Noninterest income	28	28	—	(1)
Noninterest expenses	149	145	4	2
Provision for income taxes	—	1	(1)	(83)
Net income	$6	$4	$2	77%
Net credit-related charge-offs	$1	$1	$—	—

Selected average balances:
Loans	$2,620	$2,075	$545	26%
Deposits	24,322	21,195	3,127	15
Average loans increased $545 million due to loans to small businesses, including PPP loans. Average deposits increased $3.1 billion, including increases in all deposit categories with the exception of time deposits. The Retail Bank's net income increased $2 million, which included an $8 million increase in net interest income, primarily due to an increase in average loans, and a $3 million increase in provision for credit losses. Noninterest income was stable, while noninterest expenses increased $4 million, primarily due to increases in corporate overhead and occupancy expenses, offset by decreases in operational losses.
Wealth Management

	Three Months Ended			Percent Change
(dollar amounts in millions)	March 31, 2021	March 31, 2020	Change
Earnings summary:
Net interest income	$42	$41	$1	2%
Provision for credit losses	(12)	12	(24)	n/m
Noninterest income	67	70	(3)	(5)
Noninterest expenses	76	70	6	9
Provision for income taxes	10	6	4	56
Net income	$35	$23	$12	53%

Selected average balances:
Loans	$5,059	$4,936	$123	2%
Deposits	4,826	4,025	801	20
n/m - not meaningful
    Average loans remained relatively stable. Average deposits increased $801 million, reflecting increases in all deposit categories with the exception of time deposits. Wealth Management's net income increased $12 million, which included stable net interest income and a $24 million decrease in provision for credit losses to a benefit of $12 million due to an improving economic outlook. Noninterest income decreased $3 million, while noninterest expenses increased $6 million, primarily reflecting an increase in corporate overhead.
Market Segments
The following sections present a summary of the performance of each of the Corporation's market segments for the three months ended March 31, 2021 compared to the same period in the prior year. The three months ended March 31, 2020 has been recast to reflect the retrospective application of the Corporation's election to change the accounting method for certain components of expense related to the defined pension plan. Further information about the change in accounting methodology is presented in Note 1 to the consolidated financial statements.
Michigan

	Three Months Ended			Percent Change
(dollar amounts in millions)	March 31, 2021	March 31, 2020	Change
Earnings summary:
Net interest income	$154	$163	$(9)	(5)%
Provision for credit losses	(28)	24	(52)	n/m
Noninterest income	66	72	(6)	(8)
Noninterest expenses	135	137	(2)	(1)
Provision for income taxes	22	16	6	40
Net income	$91	$58	$33	57%
Net credit-related charge-offs	$—	$3	$(3)	n/m

Selected average balances:
Loans	$12,247	$12,191	$56	—%
Deposits	25,683	20,748	4,935	24
n/m - not meaningful
Average loans were stable at $12.2 billion, while average deposits increased $4.9 billion, reflecting increases in all deposit categories with the exception of personal time deposits. The Michigan market's net income increased $33 million to $91 million. Net interest income decreased $9 million, primarily due to lower interest income from deposits (FTP basis), while the provision for credit losses decreased $52 million to a benefit of $28 million, primarily due to decreases in general Middle Market, Corporate Banking and Business Banking. Noninterest income decreased $6 million, primarily due to decreases in service charges on deposits accounts and fiduciary income, while noninterest expenses were stable.
California

	Three Months Ended			Percent Change
(dollar amounts in millions)	March 31, 2021	March 31, 2020	Change
Earnings summary:
Net interest income	$172	$176	$(4)	(3)%
Provision for credit losses	(54)	46	(100)	n/m
Noninterest income	48	33	15	47
Noninterest expenses	104	93	11	11
Provision for income taxes	40	17	23	n/m
Net income	$130	$53	$77	n/m
Net credit-related charge-offs	$1	$8	$(7)	(92)%

Selected average balances:
Loans	$17,946	$17,742	$204	1%
Deposits	19,968	16,627	3,341	20
n/m - not meaningful
Average loans increased $204 million to $17.9 billion, while average deposits increased $3.3 billion, including increases in all deposit categories with the exception of time deposits. The California market's net income increased $77 million to $130 million. Net interest income was stable, while the provision for credit losses decreased $100 million to a benefit of $54 million, primarily reflecting decreases in general Middle Market, Corporate Banking and Technology and Life Sciences. Net credit-related charge-offs decreased $7 million, mainly due to a decrease in Technology and Life Sciences. Noninterest income increased $15 million, mostly from derivative income and warrant income. Noninterest expenses increased $11 million, including increases in salaries and benefits and corporate overhead.

Texas

	Three Months Ended			Percent Change
(dollar amounts in millions)	March 31, 2021	March 31, 2020	Change
Earnings summary:
Net interest income	$114	$115	$(1)	(1)%
Provision for credit losses	(86)	290	(376)	n/m
Noninterest income	36	30	6	17
Noninterest expenses	88	83	5	5
Provision (benefit) for income taxes	31	(50)	81	n/m
Net income (loss)	$117	$(178)	$295	n/m
Net credit-related charge-offs	$2	$70	$(68)	(96)%

Selected average balances:
Loans	$10,161	$10,566	$(405)	(4)%
Deposits	10,783	9,204	1,579	17
n/m - not meaningful
Average loans were relatively stable, while average deposits increased $1.6 billion, reflecting increases in all deposit categories with the exception of time deposits. The Texas market's net income increased $295 million to $117 million, which included stable net interest income. The provision for credit losses decreased $376 million to a benefit of $86 million and net credit-related charge-offs decreased $68 million, both primarily reflecting decreases in Energy. Noninterest income increased $6 million, primarily reflecting increased derivative income. Noninterest expenses increased $5 million, primarily due to higher corporate overhead and salaries and benefits expense, partially offset by lower operational losses.
Other Markets

	Three Months Ended			Percent Change
(dollar amounts in millions)	March 31, 2021	March 31, 2020	Change
Earnings summary:
Net interest income	$117	$92	$25	27%
Provision for credit losses	(15)	51	(66)	n/m
Noninterest income	104	90	14	15
Noninterest expenses	113	94	19	20
Provision for income taxes	30	5	25	n/m
Net income	$93	$32	$61	n/m
Net credit-related recoveries	$—	$3	$(3)	(98)%

Selected average balances:
Loans	$10,231	$9,105	$1,126	12%
Deposits	13,816	8,871	4,945	56
n/m - not meaningful
Average loans increased $1.1 billion, primarily due to an increase in Mortgage Banker Finance, while average deposits increased $4.9 billion, including increases in all deposit categories with the exception of time deposits. Other Markets' net income increased $61 million to $93 million. Net interest income increased $25 million primarily due to growth in average loans, while the provision for credit losses decreased $66 million to a benefit of $15 million, primarily reflecting decreases in Technology and Life Sciences and Corporate Banking. Noninterest income increased $14 million, mostly from an increase in card fees. Noninterest expenses increased $19 million, primarily reflecting increases in outside processing fees and salaries and benefits expense as well as smaller increases in other categories.

Finance & Other

	Three Months Ended			Percent Change
(dollar amounts in millions)	March 31, 2021	March 31, 2020	Change
Earnings summary:
Net interest expense	$(114)	$(33)	$(81)	n/m
Provision for credit losses	1	—	1	n/m
Noninterest income	16	12	4	35%
Noninterest expenses	7	10	(3)	(29)
Benefit for income taxes	(25)	(7)	(18)	n/m
Net loss	$(81)	$(24)	$(57)	n/m

Selected average balances:
Loans	$4	$—	$4	n/m
Deposits	1,142	1,318	(176)	(13)%
n/m - not meaningful
Net loss for the Finance & Other category increased $57 million to $81 million. Net interest expense increased $81 million, primarily reflecting a decrease in net FTP revenue as a result of lower rates charged to the business segments under the Corporation's internal FTP methodology. Noninterest income increased $4 million, primarily driven by an increase in securities trading income. Noninterest expenses decreased $3 million, mainly due to a decrease in operational losses.
The following table lists the Corporation's banking centers by geographic market segment.

	March 31,
	2021	2020
Michigan	190	192
Texas	123	123
California	96	96
Other Markets	25	25
Total	434	436

FINANCIAL CONDITION
First Quarter 2021 Compared to Fourth Quarter 2020
Period-End Balances
Total assets decreased $1.8 billion to $86.3 billion, driven by a decrease of $1.7 billion in loans, which included declines in National Dealer Services and Mortgage Banker Finance. PPP loans increased $304 million to $3.8 billion, reflecting $925 million in second round funding, partially offset by first round repayments of $621 million, primarily through the forgiveness process.
Total liabilities decreased $1.9 billion to $78.1 billion, primarily reflecting decreases of $2.9 billion in medium- and long-term debt, due to the repayment of $2.8 billion in floating-rate Federal Home Loan Bank (FHLB) advances during the first quarter, and $598 million in noninterest-bearing deposits, partially offset by an increase of $1.5 billion in interest-bearing deposits. The decrease in noninterest-bearing deposits included a $1.8 billion decrease in National Card Services primarily due to the timing of deposits by the U.S. Treasury, which typically fund a government card program on the first day of each month. The January funding was received a day early, in the fourth quarter of 2020, due to the New Year's holiday, leading to a timing difference between periods. The increase in interest-bearing deposits primarily reflected increases in Middle Market and Retail Banking.
Average Balances
Total assets decreased $769 million to $84.6 billion due to an $816 million decrease in loans. The following table provides information about the change in the Corporation's average loan portfolio by loan type and geographic market.

	Three Months Ended			Percent Change
(dollar amounts in millions)	March 31, 2021	December 31, 2020	Change
By Loan Type:
Commercial loans (a)	$30,968	$31,713	$(745)	(2%)
Real estate construction loans	4,137	4,157	(20)	—
Commercial mortgage loans	9,952	9,938	14	—
Lease financing	592	600	(8)	(1)
International loans	962	918	44	5
Residential mortgage loans	1,809	1,908	(99)	(5)
Consumer loans	2,169	2,171	(2)	—
Total loans	$50,589	$51,405	$(816)	(2%)
Loans By Geographic Market:
Michigan	$12,247	$12,225	$22	—%
California	17,946	18,030	(84)	—
Texas	10,161	10,583	(422)	(4)
Other Markets and Finance	10,235	10,567	(332)	(3)
Total loans	$50,589	$51,405	$(816)	(2%)
(a)Includes PPP loans of $3.6 billion and $3.7 billion for the three months ended March 31, 2021 and December 31, 2020, respectively.
The decrease in loans was driven by declines in Mortgage Banker Finance, Energy and National Dealer Services, partially offset by an increase in Equity Funds Services. The decrease in Mortgage Banker Finance resulted from lower purchase volumes compared to the high balances recorded during the fourth quarter of 2020. Energy declined due to higher oil prices resulting in improved cash flow and capital markets activity, while National Dealer Services continues to be impacted by supply chain issues impacting production. The growth in Equity Funds Services resulted from strong fund formation activity. PPP loans decreased $137 million to $3.6 billion, as average forgiven balances outpaced average newly originated balances during the quarter.
Total liabilities decreased $1.0 billion to $76.4 billion, reflecting a decrease of $2.1 billion in medium- and long-term debt due to the repayment of $2.8 billion in floating-rate FHLB advances during the first quarter, partially offset by increases of $603 million and $546 million in noninterest-bearing and interest-bearing deposits, respectively. The deposit growth was driven by a $993 million increase in consumer deposits primarily due to additional government stimulus payments and seasonality, as well as customers continuing to conserve cash.

Capital
The following table presents a summary of changes in total shareholders' equity for the three months ended March 31, 2021.

(in millions)
Balance at January 1, 2021		$8,050
Net income		350
Cash dividends declared on common stock		(95)
Cash dividends declared on preferred stock		(6)
Purchase of common stock		(3)
Other comprehensive loss:
Investment securities	$(140)
Cash flow hedges	(32)
Defined benefit and other postretirement plans	3
Total other comprehensive loss		(169)
Issuance of common stock under employee stock plans		3
Share-based compensation		22
Balance at March 31, 2021		$8,152

The following table summarizes the Corporation's repurchase activity during the three months ended March 31, 2021.

(shares in thousands)	Total Number of Shares Purchased as Part of Publicly Announced Repurchase Plans or Programs	Remaining Share Repurchase Authorization (a)	Total Number of Shares Purchased (b)	Average Price Paid Per Share
January 2021	—	4,870	47	$60.50
February 2021	—	4,870	8	66.62
March 2021	—	4,870	—	—
Total first quarter 2021	—	4,870	55	$61.39
(a)Maximum number of shares that may be repurchased under the publicly announced plans or programs.
(b)Includes approximately 55,000 shares purchased pursuant to deferred compensation plans and shares purchased from employees to pay for taxes related to restricted stock vesting under the terms of an employee share-based compensation plan during the three months ended March 31, 2021. These transactions are not considered part of the Corporation's repurchase program.
The Corporation did not make any share repurchases under the share repurchase program during the first quarter of 2021 due to the uncertain path of the economic recovery. With more confidence in the economic outlook, and an estimated CET1 ratio of more than 11 percent, which is well above its target of approximately 10 percent, the Corporation is resuming repurchases in the second quarter of 2021. On April 27, 2021, the Corporation entered into an Accelerated Share Repurchase transaction (ASR) to repurchase up to $400 million of common shares in the second quarter of 2021 to help facilitate the repurchase. The timing and actual amount of additional share repurchases are subject to various factors, including the Corporation's earnings generation, capital needs to fund future loan growth and market conditions. To authorize the Corporation's share repurchases, including the ASR, on April 27, 2021 the Corporation's Board of Directors approved the authorization to repurchase up to an additional 10 million shares of its outstanding common stock. Since the inception of the share repurchase program in 2010, a total of 97.2 million shares have been authorized for repurchase. There is no expiration date for the share repurchase program.
Upon resumption of the share repurchase activity, the Corporation continues to target a common equity Tier 1 capital ratio of approximately 10 percent with continued active capital management. At March 31, 2021, the Corporation's estimated CET1 capital ratio was 11.09 percent. In 2020, the Corporation elected regulatory relief to defer the impact of adopting the CECL model for measuring credit losses on regulatory capital. At March 31, 2021, $26 million, or a cumulative 4-basis-point benefit to the estimated capital ratios, was deferred.

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
The Corporation's capital ratios exceeded minimum regulatory requirements as follows:

	March 31, 2021		December 31, 2020
(dollar amounts in millions)	Capital/Assets	Ratio	Capital/Assets	Ratio
Common equity tier 1 (a), (b)	$7,236	11.09%	$6,919	10.34%
Tier 1 risk-based (a), (b)	7,630	11.70	7,313	10.93
Total risk-based (a)	9,097	13.94	8,833	13.20
Leverage (a)	7,630	9.08	7,313	8.63
Common shareholders' equity	7,758	8.99	7,656	8.69
Tangible common equity (b)	7,109	8.30	7,020	8.02
Risk-weighted assets (a)	65,237		66,931
(a)    March 31, 2021 capital, risk-weighted assets and ratios are estimated.
(b)    See Supplemental Financial Data section for reconciliations of non-GAAP financial measures and regulatory ratios.
RISK MANAGEMENT
The following updated information should be read in conjunction with the "Risk Management" section on pages F-22 through F-38 in the Corporation's 2020 Annual Report.
Credit Risk
Allowance for Credit Losses
The allowance for credit losses includes both the allowance for loan losses and the allowance for credit losses on lending-related commitments. As a percentage of total loans, the allowance for credit losses was 1.59 percent at March 31, 2021, compared to 1.90 percent at December 31, 2020. Excluding $3.8 billion in PPP loans, which are guaranteed by the Small Business Administration, the allowance for credit losses was 1.72 percent of total loans at March 31, 2021, compared to 2.03% at December 31, 2020. The allowance for credit losses covered 2.6 times and 2.8 times total nonperforming loans at March 31, 2021 and December 31, 2020, respectively.
The allowance for credit losses decreased $185 million to $807 million at March 31, 2021, primarily reflecting a sustained recovery by the U.S. economy from the COVID-19 pandemic and impacts of mitigating actions by the U.S. government. In addition to the $900 billion relief package approved in December 2020, Congress passed an additional $1.9 trillion of stimulus in March 2021 as part of the American Rescue Plan Act of 2021 in March 2021. While there continues to be uncertainty, the positive progress of the vaccine rollout and associated opening of the broader economy contributed to the improved economic outlook and increase in energy prices.
These factors shaped the 2-year reasonable and supportable forecast used by the Corporation in its CECL estimate at March 31, 2021. The U.S. economy is expected to grow this year at a faster pace than previously expected, primarily due to the additional stimulus package approved in the first quarter, normalizing into historical growth rates in the second half of the forecast period. Forecasts for other key economic variables, including the unemployment rate and oil prices, are generally in line with GDP projections. Interest rates remain low, reflecting the Federal Reserve's expectation that rates will remain at current levels in the near-to mid-term, while corporate bond rates reflect stabilizing default risk. The following table summarizes the forecasts for the economic variables most impactful to the allowance for credit losses estimate at March 31, 2021.

Economic Variable	Base Forecast
Real Gross Domestic Product (GDP) growth	Growth peaks at 7 percent in third quarter 2021, normalizing into a long-term growth rate of 2 percent by second quarter 2022.
Unemployment rate	Current levels gradually decrease to 4 percent by the end of the forecast period.
Corporate BBB bond to 10-year Treasury bond spreads	Spreads gradually increasing from current levels to 1.6 percent by the end of the forecast period.
Oil Prices	Prices remain near $55 per barrel throughout the forecast period.
Due to the high level of uncertainty regarding significant assumptions, such as the ultimate impact of the global pandemic, the Corporation evaluated a range of economic scenarios, including more benign and more severe economic forecasts. In the more severe scenario, real GDP is expected to contract in 2021, gradually improving to 3 percent by third quarter 2022. Other key economic variables follow a similar pattern of an uneven, lagged recovery. Selecting the more severe forecast would result in an increase in the quantitative calculation of allowance for credit losses by approximately $312 million as of March 31, 2021. However, factoring in model overlays and qualitative adjustments could result in a materially different estimate under a more severe scenario.
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
As a percentage of total loans, the allowance for loan losses was 1.54 percent at March 31, 2021, compared to 1.81 percent at December 31, 2020. Excluding PPP loans, the allowance for loan losses was 1.66 percent of total loans at March 31, 2021, compared to 1.94% at December 31, 2020. Nonperforming loans were 0.63 percent of total loans at March 31, 2021, compared to 0.67 percent at December 31, 2020, and the allowance for loan losses covered 2.5 times and 2.7 times total nonperforming loans at March 31, 2021 and December 31, 2020, respectively.
Allowance for Credit Losses on Lending-Related Commitments
    The allowance for credit losses on lending-related commitments estimates current expected credit losses on collective pools of letters of credit and unused commitments to extend credit based on reserve factors, determined in a manner similar to business loans, multiplied by a probability of draw estimate based on historical experience and credit risk, applied to commitment amounts. The allowance for credit losses on lending-related commitments totaled $30 million and $44 million at March 31, 2021 and December 31, 2020, respectively.
    For additional information regarding the allowance for credit losses, refer to the "Critical Accounting Policies" section and pages F-57 through F-59 in Note 1 to the consolidated financial statements of the Corporation's 2020 Annual Report.
Nonperforming Assets
Nonperforming assets include loans on nonaccrual status, TDRs which have been renegotiated to less than the original contractual rates (reduced-rate loans) and foreclosed assets. TDRs include performing and nonperforming loans, with nonperforming TDRs on either nonaccrual or reduced-rate status. In accordance with the provisions of the CARES Act, the Corporation elected not to consider qualifying COVID-19-related modifications, primarily deferrals, as TDRs and does not designate such loans as past due or nonaccrual. For additional information regarding the Corporation's accounting policies for the CARES Act, refer to page F-56 in Note 1 to the consolidated financial statements of the Corporation's 2020 Annual Report.

The following table presents a summary of nonperforming assets and past due loans.

(dollar amounts in millions)	March 31, 2021	December 31, 2020
Nonaccrual loans:
Business loans:
Commercial	$230	$252
Real estate construction	1	1
Commercial mortgage	34	29
Lease financing	1	1
Total nonaccrual business loans	266	283
Retail loans:
Residential mortgage	33	47
Consumer:
Home equity	15	17
Total nonaccrual retail loans	48	64
Total nonaccrual loans	314	347
Reduced-rate loans	2	3
Total nonperforming loans	316	350
Foreclosed property	8	8
Other repossessed assets	1	1
Total nonperforming assets	$325	$359
Nonperforming loans as a percentage of total loans	0.63%	0.67%
Nonperforming assets as a percentage of total loans and foreclosed property	0.64	0.69
Allowance for credit losses as a multiple of total nonperforming loans	2.6x	2.8x
Loans past due 90 days or more and still accruing	$60	$45
Nonperforming assets decreased $34 million to $325 million at March 31, 2021, from $359 million at December 31, 2020. The decrease in nonperforming assets primarily reflected a $21 million decrease in nonperforming Energy loans, which are a component of commercial loans.
As of March 31, 2021, COVID-19-related payment deferrals totaled $87 million, or 0.17 percent of total loans, representing approximately 100 obligors and consisting of 79 percent retail loans, primarily residential mortgages, and 21 percent commercial loans. Initial deferrals have expired and new requests have been nominal as customers continue to adjust to the new environment, resulting in a $54 million decrease in deferrals since fourth quarter 2020. Loans with COVID-19-related deferred payments on a third deferral, primarily residential mortgages, totaled $71 million at March 31, 2021 and would generally be considered TDRs if not for the provisions in the CARES Act.
The following table presents a summary of TDRs at March 31, 2021 and December 31, 2020.

(in millions)	March 31, 2021	December 31, 2020
Nonperforming TDRs:
Nonaccrual TDRs	$29	$33
Reduced-rate TDRs	2	3
Total nonperforming TDRs	31	36
Performing TDRs (a)	40	41
Total TDRs	$71	$77
(a)TDRs that do not include a reduction in the original contractual interest rate which are performing in accordance with their modified terms.

The following table presents a summary of changes in nonaccrual loans.

	Three Months Ended
(in millions)	March 31, 2021	December 31, 2020
Balance at beginning of period	$347	$322
Loans transferred to nonaccrual (a)	61	88
Nonaccrual loan gross charge-offs	(16)	(39)
Loans transferred to accrual status (a)	(17)	(3)
Nonaccrual loans sold	(25)	—
Payments/other (b)	(36)	(21)
Balance at end of period	$314	$347
(a)Based on an analysis of nonaccrual loans with book balances greater than $2 million.
(b)Includes net changes related to nonaccrual loans with balances less than or equal to $2 million, payments on nonaccrual loans with book balances greater than $2 million and transfers of nonaccrual loans to foreclosed property.
There were three borrowers with a balance greater than $2 million, totaling $61 million, transferred to nonaccrual status in first quarter 2021, compared to seven borrowers totaling $88 million in fourth quarter 2020. For further information about the composition of loans transferred to nonaccrual during the current period, refer to the nonaccrual information by industry category table below.
The following table presents the composition of nonaccrual loans by balance and the related number of borrowers at March 31, 2021 and December 31, 2020.

	March 31, 2021		December 31, 2020
(dollar amounts in millions)	Number of Borrowers	Balance	Number of Borrowers	Balance
Under $2 million	661	$88	682	$83
$2 million - $5 million	14	40	20	61
$5 million - $10 million	9	70	9	73
$10 million - $25 million	5	82	7	94
Greater than $25 million	1	34	1	36
Total	690	$314	719	$347
The following table presents a summary of nonaccrual loans at March 31, 2021 and loans transferred to nonaccrual and net loan charge-offs (recoveries) for the three months ended March 31, 2021, based on North American Industry Classification System (NAICS) categories.

	March 31, 2021		Three Months Ended March 31, 2021
(dollar amounts in millions)	Nonaccrual Loans		Loans Transferred to Nonaccrual (a)		Net Loan Charge-Offs (Recoveries)
Industry Category
Mining, Quarrying and Oil & Gas Extraction	$93	30%	$28	47%	$(1)	(36)%
Transportation & Warehousing	34	11	—	—	—	—
Manufacturing	33	11	—	—	2	61
Residential Mortgage	33	10	—	—	—	—
Wholesale Trade	28	9	—	—	—	—
Services	18	6	3	4	1	20
Real Estate & Home Builders	15	5	—	—	(1)	(11)
Information & Communication	14	4	—	—	—	—
Arts, Entertainment & Recreation	9	3	—	—	—	—
Retail Trade	4	1	—	—	—	—
Health Care & Social Assistance	3	1	—	—	(1)	(27)
Contractors	3	1	—	—	(1)	(41)
Utilities	—	—	30	49	5	149
Other (b)	27	8	—	—	(1)	(15)
Total	$314	100%	$61	100%	$3	100%
(a)Based on an analysis of nonaccrual loans with book balances greater than $2 million.
(b)Consumer, excluding residential mortgage and certain personal purpose nonaccrual loans and net charge-offs, are included in the Other category.

Loans past due 90 days or more and still accruing interest generally represent loans that are well collateralized and in the process of collection. Loans past due 90 days or more increased $15 million to $60 million at March 31, 2021, compared to $45 million at December 31, 2020. Loans past due 30-89 days decreased $102 million to $302 million at March 31, 2021, compared to $404 million at December 31, 2020. Loans past due 30 days or more and still accruing interest as a percentage of total loans were 0.72 percent and 0.86 percent at March 31, 2021 and December 31, 2020, respectively. An aging analysis of loans included in Note 4 to the consolidated financial statements provides further information about the balances comprising past due loans.
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

(dollar amounts in millions)	March 31, 2021	December 31, 2020
Total criticized loans	$2,581	$2,947
As a percentage of total loans	5.1%	5.6%
The $366 million decrease in criticized loans during the three months ended March 31, 2021 included decreases of $207 million in Energy and $155 million in general Middle Market.
Concentrations of Credit Risk
Concentrations of credit risk may exist when a number of borrowers are engaged in similar activities, or activities in the same geographic region, and have similar economic characteristics that would cause them to be similarly impacted by changes in economic or other conditions. The Corporation has concentrations of credit risk with the commercial real estate and automotive industries. All other industry concentrations, as defined by management, individually represented less than 10 percent of total loans at March 31, 2021.
Commercial Real Estate Lending
The following table summarizes the Corporation's commercial real estate loan portfolio by loan category.

	March 31, 2021			December 31, 2020
(in millions)	Commercial Real Estate business line (a)	Other (b)	Total	Commercial Real Estate business line (a)	Other (b)	Total
Real estate construction loans	$3,810	$434	$4,244	$3,657	$425	$4,082
Commercial mortgage loans	2,311	7,682	9,993	2,273	7,639	9,912
Total commercial real estate	$6,121	$8,116	$14,237	$5,930	$8,064	$13,994
(a)Primarily loans to real estate developers.
(b)Primarily loans secured by owner-occupied real estate.
The Corporation limits risk inherent in its commercial real estate lending activities by monitoring borrowers directly involved in the commercial real estate markets and adhering to conservative policies on loan-to-value ratios for such loans. Commercial real estate loans, consisting of real estate construction and commercial mortgage loans, totaled $14.2 billion at March 31, 2021. Of the total, $6.1 billion, or 43 percent, were to borrowers in the Commercial Real Estate business line, which includes loans to real estate developers, an increase of $191 million compared to December 31, 2020. Commercial real estate loans in other business lines totaled $8.1 billion, or 57 percent, at March 31, 2021. These loans consisted primarily of owner-occupied commercial mortgages, which bear credit characteristics similar to non-commercial real estate business loans.
The real estate construction loan portfolio primarily contains loans made to long-tenured customers with satisfactory completion experience. Criticized real estate construction loans in the Commercial Real Estate business line totaled $29 million and $27 million at March 31, 2021 and December 31, 2020, respectively. In other business lines, criticized real estate construction loans totaled $39 million at March 31, 2021, compared to $20 million at December 31, 2020. There were no real estate construction loan charge-offs in either of the three-month periods ended March 31, 2021 and 2020.
Commercial mortgage loans are loans where the primary collateral is a lien on any real property and are primarily loans secured by owner-occupied real estate. Real property is generally considered primary collateral if the value of that collateral represents more than 50 percent of the commitment at loan approval. Loans in the commercial mortgage portfolio generally mature within three to five years. Criticized commercial mortgage loans in the Commercial Real Estate business line totaled $71 million and $73 million at March 31, 2021 and December 31, 2020, respectively. In other business lines, $350 million and $440 million of commercial mortgage loans were criticized at March 31, 2021 and December 31, 2020, respectively. There were no commercial mortgage loan net charge-offs for the three months ended March 31, 2021, compared to net recoveries of $2 million for the same period in 2020.
Automotive Lending - Dealer
The following table presents a summary of dealer loans.

	March 31, 2021		December 31, 2020
(in millions)	Loans Outstanding	Percent of Total Loans	Loans Outstanding	Percent of Total Loans
Dealer:
Floor plan	$1,506		$2,344
Other	3,245		3,348
Total dealer	$4,751	9.4%	$5,692	10.9%
Substantially all dealer loans are in the National Dealer Services business line and primarily include floor plan financing and other loans to automotive dealerships. Floor plan loans, included in commercial loans in the Consolidated Balance Sheets, totaled $1.5 billion at March 31, 2021, a decrease of $838 million compared to $2.3 billion at December 31, 2020 due to an imbalance in supply and demand impacted by a shortage in microchips used in automotive production. At March 31, 2021 and December 31, 2020, other loans to automotive dealers in the National Dealer Services business line totaled $3.2 billion and $3.3 billion, respectively, including $2.0 billion of owner-occupied commercial real estate mortgage loans at both March 31, 2021 and December 31, 2020.
There were no nonaccrual dealer loans at both March 31, 2021 and December 31, 2020. Additionally, there were no net charge-offs of dealer loans in the three months ended March 31, 2021, compared to $1 million in the three months ended March 31, 2020.
Automotive Lending- Production
The following table presents a summary of loans to borrowers involved with automotive production.

	March 31, 2021		December 31, 2020
(in millions)	Loans Outstanding (a)	Percent of Total Loans	Loans Outstanding (a)	Percent of Total Loans
Production:
Domestic	$796		$791
Foreign	306		302
Total production	$1,102	2.2%	$1,093	2.1%
(a)Excludes PPP loans.
Loans to borrowers involved with automotive production, primarily Tier 1 and Tier 2 suppliers, totaled $1.1 billion at both March 31, 2021 and December 31, 2020. These borrowers have faced, and could face in the future, financial difficulties due to disruptions in auto production as well as their supply chains and logistics operations as a result of the COVID-19 pandemic. As such, management continued to monitor this portfolio and allocated reserves for this portfolio at March 31, 2021 were relatively stable.
Nonaccrual loans to borrowers involved with automotive production totaled $8 million at March 31, 2021 and $7 million at December 31, 2020. Criticized automotive production loans were 21 percent of the automotive production portfolio at March 31, 2021, compared to 24 percent at December 31, 2020. There were no automotive production loan net charge-offs in both of the three months ended March 31, 2021 and 2020.

Residential Real Estate Lending
At March 31, 2021, residential real estate loans represented 7 percent of total loans. The following table summarizes the Corporation's residential mortgage and home equity loan portfolios by geographic market.

	March 31, 2021				December 31, 2020
(dollar amounts in millions)	Residential Mortgage Loans	% of Total	Home Equity Loans	% of Total	Residential Mortgage Loans	% of Total	Home Equity Loans	% of Total
Geographic market:
Michigan	$425	23%	$516	33%	$428	23%	$540	34%
California	894	50	662	42	927	51	655	41
Texas	264	15	328	21	254	14	328	21
Other Markets	216	12	64	4	221	12	65	4
Total	$1,799	100%	$1,570	100%	$1,830	100%	$1,588	100%
Residential real estate loans, which consist of traditional residential mortgages and home equity loans and lines of credit, totaled $3.4 billion at March 31, 2021. The residential real estate portfolio is principally located within the Corporation's primary geographic markets. Substantially all residential real estate loans past due 90 days or more are placed on nonaccrual status, and substantially all junior lien home equity loans that are current or less than 90 days past due are placed on nonaccrual status if full collection of the senior position is in doubt. At no later than 180 days past due, such loans are charged off to current appraised values less costs to sell.
Residential mortgages totaled $1.8 billion at March 31, 2021, and were primarily larger, variable-rate mortgages originated and retained for certain private banking relationship customers. Of the $1.8 billion of residential mortgage loans outstanding, $33 million were on nonaccrual status at March 31, 2021. The home equity portfolio totaled $1.6 billion at March 31, 2021, of which $1.5 billion was outstanding under primarily variable-rate, interest-only home equity lines of credit, $64 million were in amortizing status and $16 million were closed-end home equity loans. Of the $1.6 billion of home equity loans outstanding, $15 million were on nonaccrual status at March 31, 2021. A majority of the home equity portfolio was secured by junior liens at March 31, 2021.
Energy Lending
The Corporation has a portfolio of Energy loans that are included entirely in commercial loans in the Consolidated Balance Sheets. Customers in the Corporation's Energy business line (approximately 120 relationships) are engaged in three segments of the oil and gas business: exploration and production (E&P), midstream and energy services. E&P generally includes such activities as searching for potential oil and gas fields, drilling exploratory wells and operating active wells. Commitments to E&P borrowers are generally subject to semi-annual borrowing base re-determinations based on a variety of factors including updated prices (reflecting market and competitive conditions), energy reserve levels and the impact of hedging. The midstream sector is generally involved in the transportation, storage and marketing of crude and/or refined oil and gas products. The Corporation's energy services customers provide products and services primarily to the E&P segment.
The following table summarizes information about loans in the Corporation's Energy business line.

	March 31, 2021				December 31, 2020
(dollar amounts in millions)	Outstandings		Nonaccrual	Criticized (a)	Outstandings		Nonaccrual	Criticized (a)
Exploration and production (E&P)	$1,077	79%	$93	$346	$1,295	81%	$114	$527
Midstream	270	20	—	32	261	16	—	56
Services	19	1	—	11	44	3	—	13
Total Energy business line	$1,366	100%	$93	$389	$1,600	100%	$114	$596
As a percentage of total Energy loans			7%	28%			7%	37%
(a)    Includes nonaccrual loans.
Loans in the Energy business line totaled $1.4 billion, or 3 percent of total loans, at March 31, 2021, a decrease of $234 million. Total exposure, including unused commitments to extend credit and letters of credit, was $3.0 billion (a utilization rate of 46 percent) and $3.1 billion at March 31, 2021 and December 31, 2020, respectively.
Net credit-related Energy recoveries were $1 million in first quarter 2021, compared to net charge-offs of $67 million for the same period in 2020. Nonaccrual Energy loans decreased $21 million to $93 million at March 31, 2021, compared to December 31, 2020. Criticized Energy loans decreased $207 million to $389 million, or 15 percent of total criticized loans, at March 31, 2021.

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
The following table summarizes information about HR C&I loans.

(in millions)	March 31, 2021	December 31, 2020
Outstandings	$2,497	$2,441
Criticized	404	418
Net loan charge-offs	2021	2020
Three Months Ended March 31,	$1	$8
Other Sectors Most at Risk due to Economic Stress Resulting from COVID-19 Impacts
    As the economy recovers, aided by additional stimulus packages and positive momentum in the vaccine rollout, the Corporation has continued to monitor the lingering impacts of the pandemic on its customers. In addition to the energy, automotive production and leveraged loan portfolios, the Corporation considers the following sectors of its loan portfolio to be most vulnerable to financial risks from business disruptions caused by the pandemic spread mitigation efforts. For further discussion, see Item 1.A "Risk Factors" on page 13 of the Corporation's 2020 Annual Report.

	March 31, 2021
Sector based on NAICS category (dollar amounts in millions)	Loans (a)	Percent of Total Loans	Percent Criticized (b)	Percent Nonaccrual (c)
Retail Commercial Real Estate (d)	$843	1.6%	4.6%	—%
Hotels	528	1.0	12.4	1.8
Arts/Recreation	237	0.5	34.1	4.4
Retail Goods and Services	230	0.5	15.2	0.1
All other impacted sectors (e)	989	2.0	11.4	1.2
Total	$2,827	5.6%	11.8%	1.1%
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
Interest Rate Risk
Net interest income is the primary source of revenue for the Corporation. Interest rate risk arises in the normal course of business due to differences in the repricing and cash flow characteristics of assets and liabilities, primarily through the Corporation's core business activities of extending loans and acquiring deposits. The Corporation's balance sheet is predominantly characterized by floating-rate loans funded by core deposits. Including the impact of interest rate swaps converting floating-rate loans to fixed, the Corporation's loan composition at March 31, 2021 was 55 percent 30-day LIBOR, 7 percent other LIBOR (primarily 60-and 90-day), 11 percent prime and 27 percent fixed rate. Additionally, 25 percent of loans had non-zero interest rate floors protecting against future rate declines. The composition of the loan portfolio creates sensitivity to interest rate movements due to the imbalance between the faster repricing of the floating-rate loan portfolio versus deposit products. In addition, the growth and/or contraction in the Corporation's loans and deposits may lead to changes in sensitivity to interest rate movements in the absence of mitigating actions. Examples of such actions are purchasing fixed-rate investment securities, which provide liquidity to the balance sheet and act to mitigate the inherent interest sensitivity, as well as hedging with interest rate swaps and options. Other mitigating factors include interest rate floors on a portion of the loan portfolio. The Corporation actively manages its exposure to interest rate risk with the principal objective of optimizing net interest income and the economic value of equity while operating within acceptable limits established for interest rate risk and maintaining adequate levels of funding and liquidity.
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
Sensitivity of Net Interest Income to Changes in Interest Rates
The analysis of the impact of changes in interest rates on net interest income under various interest rate scenarios is management's principal risk management technique. Management models a base-case net interest income under an unchanged interest rate environment. Existing derivative instruments entered into for risk management purposes as of the balance sheet dates are included in the analysis, but no additional hedging is forecasted. At March 31, 2021, these derivative instruments comprise interest rate swaps that convert $2.7 billion of fixed-rate medium- and long-term debt to variable rates through fair value hedges and convert $5.6 billion of variable-rate loans to fixed rates through cash flow hedges. Additionally, included in this analysis are $12.7 billion of loans that were subject to an average interest rate floor of 0.8 percent at March 31, 2021. This base-case net interest income is then compared against interest rate scenarios in which short-term rates rise or decline 100 basis points (with a floor of zero percent) in a linear, non-parallel fashion from the base case over 12 months, resulting in an average change of 50 basis points over the period while long-term rates increase or decrease to a lesser degree.
Each scenario includes assumptions such as loan growth, investment security prepayment levels, depositor behavior, yield curve changes, loan and deposit pricing, and overall balance sheet mix and growth which are in line with historical patterns. However, in this low rate environment, depositors have maintained a higher level of liquidity and their historical behavior may be less indicative of future trends. As a result, the rising rate scenario reflects a greater decrease in deposits than we have experienced historically as rates rise. Changes in actual economic activity may result in a materially different interest rate environment as well as a balance sheet structure that is different from the changes management included in its simulation analysis.

The table below, as of March 31, 2021 and December 31, 2020, displays the estimated impact on net interest income during the next 12 months by relating the base case scenario results to those from the rising and declining rate scenarios described above.

	Estimated Annual Change
	March 31, 2021			December 31, 2020
(dollar amounts in millions)	Amount	%		Amount	%
Change in Interest Rates:			Change in Interest Rates:
Rising 100 basis points	$156	9%	Rising 100 basis points	$161	9%
Declining to zero percent	(31)	(2)	Declining to zero percent	(34)	(2)
Sensitivity to declining interest rates remained steady from December 31, 2020 to March 31, 2021 due to offsetting changes in balance sheet composition, as well as limited remaining downward movement in rates before hitting zero percent floors. Sensitivity to rising interest rates remained relatively constant due to continued fixed-rate PPP lending, growth of floating rate loans with floors as well as a slightly larger securities portfolio offsetting higher deposit volumes.
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
The table below, as of March 31, 2021 and December 31, 2020, displays the estimated impact on the economic value of equity from the interest rate scenario described above.

	March 31, 2021			December 31, 2020
(dollar amounts in millions)	Amount	%		Amount	%
Change in Interest Rates:			Change in Interest Rates:
Rising 100 basis points	$1,335	11%	Rising 100 basis points	$1,793	18%
Declining to zero percent	(516)	(4)	Declining to zero percent	(551)	(6)
The sensitivity of the economic value of equity to rising rates decreased from December 31, 2020 to March 31, 2021 due to duration extension in the securities portfolio and expected shorter deposit lives. Sensitivity to declining rates decreased slightly due to the changes in balance sheet composition and is limited by the assumption of a zero percent rate floor.
LIBOR Transition
On July 27, 2017, the United Kingdom’s Financial Conduct Authority, which regulates LIBOR, publicly announced that it intends to stop persuading or compelling banks to submit LIBOR rates after 2021. The Corporation has substantial exposure to LIBOR-based products, including loans, securities, derivatives and hedges, and is preparing for a transition from LIBOR toward alternative rates. Execution activities to begin incorporating fallback language in legacy LIBOR-based commercial loans started in the fourth quarter 2020. By the end of first quarter 2021, the Corporation completed initial systems readiness activities to support new Secured Overnight Financing Rate (SOFR) origination. The Corporation has also signed the new ISDA protocols and is operationally ready to issue new SOFR-based Swaps. Communications and learning activities to support customers and colleagues are ongoing. The Corporation's enterprise transition milestones are closely aligned with recommendations from the Alternative Reference Rates Committee for both best practices and recommended objectives. The Corporation will continue to align with industry and regulatory guidelines regarding the cessation of LIBOR as well as monitor market developments for transitioning to alternative reference rates. For a discussion of the various risks facing the Corporation in relation to the transition away from LIBOR, see the market risk discussion within “Item 1A. Risk Factors” beginning on page 13 of the Corporation's Annual Report on Form 10-K for the year ended December 31, 2020.
Wholesale Funding
The Corporation may access the purchased funds market when necessary, which includes a variety of funding sources. Capacity for incremental purchased funds at March 31, 2021 included short-term FHLB advances, the ability to purchase federal funds, sell securities under agreements to repurchase as well as issue deposits through brokers. Purchased funds decreased to $30 million at March 31, 2021 compared to $66 million at December 31, 2020.
At March 31, 2021, the Bank had pledged loans totaling $18.9 billion which provided for up to $15.2 billion of available collateralized borrowing with the Federal Reserve Bank (FRB).

The Bank is a member of the FHLB of Dallas, Texas, which provides short- and long-term funding to its members through advances collateralized by real estate-related assets. Actual borrowing capacity is contingent on the amount of collateral available to be pledged to the FHLB. At March 31, 2021, $18.6 billion of real estate-related loans and $4.0 billion of investment securities were pledged to the FHLB as collateral for potential future borrowings. The Corporation had capacity for potential future borrowings of approximately $13.9 billion.
In April 2021, the Bank terminated a $15.0 billion note program, under which the Bank had the ability to issue up to $13.5 billion of debt at March 31, 2021. Outstanding notes issued under the program were unaffected by the termination.
The Corporation maintains a shelf registration statement with the Securities and Exchange Commission from which it may issue debt and/or equity securities.
The ability of the Corporation and the Bank to raise funds at competitive rates may be impacted by rating agencies' views of the credit quality, liquidity, capital and earnings of the Corporation and the Bank. As of March 31, 2021, the three major rating agencies had assigned the ratings below to long-term senior unsecured obligations of the Corporation and the Bank. A security rating is not a recommendation to buy, sell, or hold securities and may be subject to revision or withdrawal at any time by the assigning rating agency. Each rating should be evaluated independently of any other rating.

	Comerica Incorporated		Comerica Bank
March 31, 2021	Rating	Outlook	Rating	Outlook
Standard and Poor’s	BBB+	Negative	A-	Negative
Moody’s Investors Service	A3	Stable	A3	Stable
Fitch Ratings	A-	Stable	A-	Stable
The Corporation satisfies liquidity needs with either liquid assets or various funding sources. Liquid assets totaled $26.0 billion and $25.9 billion at March 31, 2021 and December 31, 2020, respectively. Liquid assets include cash and due from banks, federal funds sold, interest-bearing deposits with banks, other short-term investments and unencumbered investment securities.
The Corporation performs monthly liquidity stress testing to evaluate its ability to meet funding needs in hypothetical stressed environments. Such environments cover a series of broad events, distinguished in terms of duration and severity. The evaluation as of March 31, 2021 projected sufficient sources of liquidity were available under each series of events.
Total liquidity sources, comprised of liquid assets and remaining borrowing capacity with the FRB and the FHLB, totaled $55.0 billion at March 31, 2021. On a stand-alone basis, the Corporation had liquid assets of $1.5 billion on an unconsolidated basis at March 31, 2021.

CRITICAL ACCOUNTING POLICIES
The Corporation’s consolidated financial statements are prepared based on the application of accounting policies, the most significant of which are described in Note 1 to the consolidated financial statements included in the Corporation's 2020 Annual Report. These policies require numerous estimates and strategic or economic assumptions, which may prove inaccurate or subject to variations. Changes in underlying factors, assumptions or estimates could have a material impact on the Corporation’s future financial condition and results of operations. At December 31, 2020, the most critical of these significant accounting policies were the policies related to the allowance for credit losses, fair value measurement, goodwill, pension plan accounting and income taxes. These policies were reviewed with the Audit Committee of the Corporation’s Board of Directors and are discussed more fully on pages F-39 through F-43 in the Corporation's 2020 Annual Report. As of the date of this report, there have been no significant changes to the Corporation's critical accounting policies or estimates, except for the MRVA methodology change described in Results of Operations and Note 1 to the consolidated financial statements.

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

(dollar amounts in millions)	March 31, 2021	December 31, 2020
Common Equity Tier 1 Capital (a):
Tier 1 capital	$7,630	$7,313
Less:
Fixed-rate reset non-cumulative perpetual preferred stock	394	394
Common equity tier 1 capital	$7,236	$6,919
Risk-weighted assets	$65,237	$66,931
Tier 1 capital ratio	11.70%	10.93%
Common equity tier 1 capital ratio	11.09	10.34
Tangible Common Equity Ratio:
Total shareholders' equity	$8,152	$8,050
Less:
Fixed-rate reset non-cumulative perpetual preferred stock	394	394
Common shareholders' equity	$7,758	$7,656
Less:
Goodwill	635	635
Other intangible assets (b)	14	1
Tangible common equity	$7,109	$7,020
Total assets	$86,291	$88,129
Less:
Goodwill	635	635
Other intangible assets (b)	14	1
Tangible assets	$85,642	$87,493
Common equity ratio	8.99%	8.69%
Tangible common equity ratio	8.30	8.02
Tangible Common Equity per Share of Common Stock:
Common shareholders' equity	$7,758	$7,656
Tangible common equity	7,109	7,020
Shares of common stock outstanding (in millions)	140	139
Common shareholders' equity per share of common stock	$55.58	$55.01
Tangible common equity per share of common stock	50.93	50.43
(a)March 31, 2021 ratios are estimated. Ratios reflect deferral of CECL model impact as calculated per regulatory guidance.
(b)In first quarter 2021, the Corporation acquired an intangible asset of $13 million to be amortized over a period of 10 years.

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

ITEM 1A. Risk Factors
    There has been no material change in the Corporation’s risk factors as previously disclosed in our Form 10-K for the fiscal year ended December 31, 2020 in response to Part I, Item 1A. of such Form 10-K. Such risk factors are incorporated herein by reference.

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

4	[In accordance with Regulation S-K Item No. 601(b)(4)(iii), the Registrant is not filing copies of instruments defining the rights of holders of long-term debt because none of those instruments authorizes debt in excess of 10% of the total assets of the registrant and its subsidiaries on a consolidated basis. The Registrant hereby agrees to furnish a copy of any such instrument to the SEC upon request.]

10.1†	Comerica Incorporated Amended and Restated 2018 Long-Term Incentive Plan.

10.1G†
Form of Standard Comerica Incorporated Senior Executive Long-Term Performance Restricted Stock Unit Award Agreement under the Comerica Incorporated 2018 Long-Term Incentive Plan (2020 version) (filed as Exhibit 10.1G to Registrant's Annual Report on Form 10-K for the year ended December 31, 2020, and incorporated herein by reference).

10.1K†	Form of Standard Comerica Incorporated Restricted Stock Unit Agreement (2021 three-year non-cliff vesting) under the Comerica Incorporated 2018 Long-Term Incentive Plan.

18.1	Preferability Letter from Independent Registered Public Accounting Firm.

31.1	Chairman, President and CEO Rule 13a-14(a)/15d-14(a) Certification of Periodic Report (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002).

31.2	Executive Vice President and CFO Rule 13a-14(a)/15d-14(a) Certification of Periodic Report (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002).

32	Section 1350 Certification of Periodic Report (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002).

101	Financial statements from Quarterly Report on Form 10-Q of the Registrant for the quarter ended March 31, 2021, formatted in Inline XBRL: (i) the Consolidated Balance Sheets (unaudited), (ii) the Consolidated Statements of Comprehensive Income (unaudited), (iii) the Consolidated Statements of Changes in Shareholders' Equity (unaudited), (iv) the Consolidated Statements of Cash Flows (unaudited) and (v) the Notes to Consolidated Financial Statements (unaudited).

104	The cover page from the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, formatted in Inline XBRL (included in Exhibit 101).

†	Management contract or compensatory plan or arrangement.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMERICA INCORPORATED
(Registrant)

/s/ Mauricio A. Ortiz
Mauricio A. Ortiz
Senior Vice President and
Chief Accounting Officer and
Duly Authorized Officer
Date: April 28, 2021