Form 10-Q
period 2021-06-30
COMERICA INC /NEW/
filed 2021-07-29
CIK 28412

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________
FORM 10-Q
______________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
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
$5 par value common stock:
Outstanding as of July 27, 2021: 133,923,650 shares

COMERICA INCORPORATED AND SUBSIDIARIES

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements
CONSOLIDATED BALANCE SHEETS
Comerica Incorporated and Subsidiaries

(in millions, except share data)	June 30, 2021	December 31, 2020
	(unaudited)	(recast)
ASSETS
Cash and due from banks	$1,008	$1,031
Interest-bearing deposits with banks	15,493	14,736
Other short-term investments	183	172
Investment securities available-for-sale	15,837	15,028
Commercial loans	30,207	32,753
Real estate construction loans	3,172	4,082
Commercial mortgage loans	11,334	9,912
Lease financing	589	594
International loans	1,036	926
Residential mortgage loans	1,807	1,830
Consumer loans	2,083	2,194
Total loans	50,228	52,291
Allowance for loan losses	(652)	(948)
Net loans	49,576	51,343
Premises and equipment	454	459
Accrued income and other assets	5,804	5,360
Total assets	$88,355	$88,129
LIABILITIES AND SHAREHOLDERS’ EQUITY
Noninterest-bearing deposits	$40,514	$39,420
Money market and interest-bearing checking deposits	30,319	28,540
Savings deposits	3,095	2,710
Customer certificates of deposit	2,115	2,133
Foreign office time deposits	23	66
Total interest-bearing deposits	35,552	33,449
Total deposits	76,066	72,869
Accrued expenses and other liabilities	1,504	1,482
Medium- and long-term debt	2,854	5,728
Total liabilities	80,424	80,079
Fixed rate reset non-cumulative perpetual preferred stock, series A, no par value, $100,000 liquidation preference per share:
Authorized - 4,000 shares
Issued - 4,000 shares	394	394
Common stock - $5 par value:
Authorized - 325,000,000 shares
Issued - 228,164,824 shares	1,141	1,141
Capital surplus	2,163	2,185
Accumulated other comprehensive (loss) income	(120)	64
Retained earnings	10,202	9,727
Less cost of common stock in treasury - 94,247,402 shares at 6/30/2021 and 88,997,430 shares at 12/31/2020	(5,849)	(5,461)
Total shareholders’ equity	7,931	8,050
Total liabilities and shareholders’ equity	$88,355	$88,129
See notes to consolidated financial statements (unaudited).

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)
Comerica Incorporated and Subsidiaries

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except per share data)	2021	2020	2021	2020
		(recast)		(recast)
INTEREST INCOME
Interest and fees on loans	$404	$434	$790	$951
Interest on investment securities	70	74	139	148
Interest on short-term investments	5	3	9	21
Total interest income	479	511	938	1,120
INTEREST EXPENSE
Interest on deposits	5	20	12	76
Interest on short-term borrowings	—	1	—	1
Interest on medium- and long-term debt	9	19	18	59
Total interest expense	14	40	30	136
Net interest income	465	471	908	984
Provision for credit losses	(135)	138	(317)	549
Net interest income after provision for credit losses	600	333	1,225	435
NONINTEREST INCOME
Card fees	84	68	155	127
Fiduciary income	60	52	113	106
Service charges on deposit accounts	47	42	95	91
Commercial lending fees	27	17	45	34
Derivative income	22	19	52	39
Letter of credit fees	10	9	20	18
Bank-owned life insurance	9	9	20	21
Brokerage fees	4	5	8	12
Net securities gains	—	1	—	—
Other noninterest income	21	25	46	36
Total noninterest income	284	247	554	484
NONINTEREST EXPENSES
Salaries and benefits expense	277	249	559	491
Outside processing fee expense	71	62	135	119
Occupancy expense	38	37	77	74
Software expense	38	39	77	76
Equipment expense	13	12	25	24
Advertising expense	9	8	15	15
FDIC insurance expense	7	8	13	16
Other noninterest expenses	10	19	9	36
Total noninterest expenses	463	434	910	851
Income before income taxes	421	146	869	68
Provision for income taxes	93	28	191	9
NET INCOME	328	118	678	59
Less:
Income allocated to participating securities	2	1	3	1
Preferred stock dividends	5	—	11	—
Net income attributable to common shares	$321	$117	$664	$58
Earnings per common share:
Basic	$2.35	$0.85	$4.81	$0.42
Diluted	2.32	0.84	4.76	0.42
Comprehensive income	313	97	494	441
Cash dividends declared on common stock	92	96	187	190
Cash dividends declared per common share	0.68	0.68	1.36	1.36
See notes to consolidated financial statements (unaudited).

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (unaudited)
Comerica Incorporated and Subsidiaries

					Accumulated
	Nonredeemable	Common Stock			Other			Total
	Preferred	Shares		Capital	Comprehensive	Retained	Treasury	Shareholders'
(in millions, except per share data)	Stock	Outstanding	Amount	Surplus	Income (Loss)	Earnings	Stock	Equity
BALANCE AT MARCH 31, 2020 (recast)	$—	139.0	$1,141	$2,168	$87	$9,476	$(5,470)	$7,402
Net income	—	—	—	—	—	118	—	118
Other comprehensive loss, net of tax	—	—	—	—	(21)	—	—	(21)
Cash dividends declared on common stock ($0.68 per share)	—	—	—	—	—	(96)	—	(96)
Purchase of common stock	—	—	—	—	—	—	1	1
Issuance of preferred stock	395	—	—	—	—	—	—	395
Net issuance of common stock under employee stock plans	—	—	—	1	—	(2)	—	(1)
Share-based compensation	—	—	—	4	—	—	—	4
BALANCE AT JUNE 30, 2020 (recast)	$395	139.0	$1,141	$2,173	$66	$9,496	$(5,469)	$7,802
BALANCE AT MARCH 31, 2021	$394	139.6	$1,141	$2,183	$(105)	$9,975	$(5,436)	$8,152
Net income	—	—	—	—	—	328	—	328
Other comprehensive loss, net of tax	—	—	—	—	(15)	—	—	(15)
Cash dividends declared on common stock ($0.68 per share)	—	—	—	—	—	(92)	—	(92)
Cash dividends declared on preferred stock	—	—	—	—	—	(5)	—	(5)
Purchase of common stock	—	(5.8)	—	(24)	—	—	(426)	(450)
Net issuance of common stock under employee stock plans	—	0.1	—	(3)	—	(4)	13	6
Share-based compensation	—	—	—	7	—	—	—	7
BALANCE AT JUNE 30, 2021	$394	133.9	$1,141	$2,163	$(120)	$10,202	$(5,849)	$7,931
BALANCE AT DECEMBER 31, 2019 (recast)	$—	142.1	$1,141	$2,174	$(316)	$9,619	$(5,291)	$7,327
Cumulative effect of change in accounting principle	—	—	—	—	—	13	—	13
Net income	—	—	—	—	—	59	—	59
Other comprehensive income, net of tax	—	—	—	—	382	—	—	382
Cash dividends declared on common stock ($1.36 per share)	—	—	—	—	—	(190)	—	(190)
Purchase of common stock	—	(3.4)	—	—	—	—	(194)	(194)
Issuance of preferred stock	395	—	—	—	—	—	—	395
Net issuance of common stock under employee stock plans	—	0.3	—	(13)	—	(5)	16	(2)
Share-based compensation	—	—	—	12	—	—	—	12
BALANCE AT JUNE 30, 2020 (recast)	$395	139.0	$1,141	$2,173	$66	$9,496	$(5,469)	$7,802
BALANCE AT DECEMBER 31, 2020 (recast)	$394	139.2	$1,141	$2,185	$64	$9,727	$(5,461)	$8,050
Net income	—	—	—	—	—	678	—	678
Other comprehensive loss, net of tax	—	—	—	—	(184)	—	—	(184)
Cash dividends declared on common stock ($1.36 per share)	—	—	—	—	—	(187)	—	(187)
Cash dividends declared on preferred stock	—	—	—	—	—	(11)	—	(11)
Purchase of common stock	—	(5.9)	—	(24)	—	—	(429)	(453)
Net issuance of common stock under employee stock plans	—	0.6	—	(27)	—	(5)	41	9
Share-based compensation	—	—	—	29	—	—	—	29
BALANCE AT JUNE 30, 2021	$394	133.9	$1,141	$2,163	$(120)	$10,202	$(5,849)	$7,931
See notes to consolidated financial statements (unaudited).

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
Comerica Incorporated and Subsidiaries

	Six Months Ended June 30,
(in millions)	2021	2020
		(recast)
OPERATING ACTIVITIES
Net income	$678	$59
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	(317)	549
Provision (benefit) for deferred income taxes	69	(92)
Depreciation and amortization	51	55
Net periodic defined benefit credit	(41)	(27)
Share-based compensation expense	29	12
Net amortization of securities	16	1
Net change in:
Accrued income receivable	1	43
Accrued expenses payable	31	(64)
Other, net	(514)	208
Net cash provided by operating activities	3	744
INVESTING ACTIVITIES
Investment securities available-for-sale:
Maturities and redemptions	2,819	1,311
Purchases	(3,828)	(1,387)
Net change in loans	2,616	(3,229)
Proceeds from sales of foreclosed property	8	1
Net increase in premises and equipment	(35)	(29)
Federal Home Loan Bank stock:
Purchases	—	(51)
Redemptions	115	30
Proceeds from bank-owned life insurance settlements	6	10
Other, net	(12)	—
Net cash provided by (used in) investing activities	1,689	(3,344)
FINANCING ACTIVITIES
Net change in:
Deposits	2,481	10,327
Short-term borrowings	—	681
Medium- and long-term debt:
Maturities and redemptions	(2,800)	(925)
Preferred stock:
Issuance	—	395
Cash dividends paid	(11)	—
Common stock:
Repurchases	(459)	(199)
Cash dividends paid	(190)	(191)
Issuances under employee stock plans	18	5
Other, net	3	—
Net cash (used in) provided by financing activities	(958)	10,093
Net increase in cash and cash equivalents	734	7,493
Cash and cash equivalents at beginning of period	15,767	5,818
Cash and cash equivalents at end of period	$16,501	$13,311
Interest paid	$30	$152
Income taxes paid	96	77
See notes to consolidated financial statements (unaudited).

NOTE 1 - BASIS OF PRESENTATION AND ACCOUNTING POLICIES
Organization
The accompanying unaudited consolidated financial statements were prepared in accordance with United States (U.S.) generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation were included. The results of operations for the six months ended June 30, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021. Certain items in prior periods were reclassified to conform to the current presentation. For further information, refer to the consolidated financial statements and footnotes thereto included in the Annual Report of Comerica Incorporated and Subsidiaries (the Corporation) on Form 10-K for the year ended December 31, 2020.
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
The change in accounting methodology is applied retrospectively to all prior periods presented in the consolidated financial statements. The impact of the change to the qualified defined benefit plan on the Corporation's consolidated financial statements is as follows:
Consolidated Balance Sheets

	June 30, 2021	December 31, 2020
(in millions)	Accounting Change Impact	Previously Reported	Accounting Change Impact	Recast Amounts
Accumulated other comprehensive (loss) income	$(7)	$168	$(104)	$64
Retained earnings	7	9,623	104	9,727
Consolidated Statements of Comprehensive Income

	Three Months Ended June 30,
	2021	2020
(in millions)	Accounting Change Impact	Previously Reported	Accounting Change Impact	Recast Amounts
Other noninterest expenses	$(5)	$25	$(6)	$19
Provision for income taxes	$1	27	1	28
Net income	4	113	5	118

Earnings per common share:
Basic	$0.03	$0.81	$0.04	$0.85
Diluted	$0.03	$0.80	$0.04	$0.84

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

	Six Months Ended June 30,
	2021	2020
(in millions)	Accounting Change Impact	Previously Reported	Accounting Change Impact	Recast Amounts
Other noninterest expenses	$(9)	$50	$(14)	$36
Provision for income taxes	2	6	3	9
Net income	7	48	11	59

Earnings per common share:
Basic	$0.05	$0.34	$0.08	$0.42
Diluted	$0.05	$0.34	$0.08	$0.42
Consolidated Statements of Cash Flows

	Six Months Ended June 30,
	2021	2020
(in millions)	Accounting Change Impact	Previously Reported	Accounting Change Impact	Recast Amounts
Net income	$7	$48	$11	$59
Provision (benefit) for deferred income taxes	2	(95)	3	(92)
Net periodic defined benefit credit	(9)	(13)	(14)	(27)

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

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries
Assets and Liabilities Recorded at Fair Value on a Recurring Basis
The following tables present the recorded amount of assets and liabilities measured at fair value on a recurring basis as of June 30, 2021 and December 31, 2020.

(in millions)	Total	Level 1	Level 2	Level 3
June 30, 2021
Deferred compensation plan assets	$112	$112	$—	$—
Equity securities	63	63	—	—
Investment securities available-for-sale:
U.S. Treasury and other U.S. government agency securities	3,844	3,844	—	—
Residential mortgage-backed securities (a)	11,993	—	11,993	—
Total investment securities available-for-sale	15,837	3,844	11,993	—
Derivative assets:
Interest rate contracts	367	—	338	29
Energy contracts	573	—	573	—
Foreign exchange contracts	15	—	15	—
Total derivative assets	955	—	926	29
Total assets at fair value	$16,967	$4,019	$12,919	$29
Derivative liabilities:
Interest rate contracts	$67	$—	$67	$—
Energy contracts	570	—	570	—
Foreign exchange contracts	10	—	10	—
Total derivative liabilities	647	—	647	—
Deferred compensation plan liabilities	112	112	—	—
Total liabilities at fair value	$759	$112	$647	$—
December 31, 2020
Deferred compensation plan assets	$107	$107	$—	$—
Equity securities	60	60	—	—
Investment securities available-for-sale:
U.S. Treasury and other U.S. government agency securities	4,658	4,658	—	—
Residential mortgage-backed securities (a)	10,370	—	10,370	—
Total investment securities available-for-sale	15,028	4,658	10,370	—
Derivative assets:
Interest rate contracts	531	—	492	39
Energy contracts	151	—	151	—
Foreign exchange contracts	18	—	18	—
Total derivative assets	700	—	661	39
Total assets at fair value	$15,895	$4,825	$11,031	$39
Derivative liabilities:
Interest rate contracts	$61	$—	$61	$—
Energy contracts	149	—	149	—
Foreign exchange contracts	19	—	19	—
Total derivative liabilities	229	—	229	—
Deferred compensation plan liabilities	107	107	—	—
Total liabilities at fair value	$336	$107	$229	$—
(a)Issued and/or guaranteed by U.S. government agencies or U.S. government-sponsored enterprises.

    There were no transfers of assets or liabilities recorded at fair value on a recurring basis into or out of Level 3 fair value measurements during each of the three- and six-month periods ended June 30, 2021 and 2020.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries
The following table summarizes the changes in Level 3 assets and liabilities measured at fair value on a recurring basis for the three- and six-month periods ended June 30, 2021 and 2020.

		Net Realized/Unrealized Gains (Losses) (Pretax) Recorded in Earnings (a)
	Balance at Beginning of Period				Balance at End of Period
				Sales
(in millions)		Realized	Unrealized
Three Months Ended June 30, 2021
Derivative assets:
Interest rate contracts	$24	$—	$5	$—	$29
Three Months Ended June 30, 2020
Derivative assets:
Interest rate contracts	$43	$—	$1	$—	$44
Six Months Ended June 30, 2021
Derivative assets:
Interest rate contracts	$39	$—	$(10)	$—	$29
Six Months Ended June 30, 2020
Derivative assets:
Interest rate contracts	$22	$—	$22	$—	$44
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
The following table presents assets recorded at fair value on a nonrecurring basis at June 30, 2021 and December 31, 2020. No liabilities were recorded at fair value on a nonrecurring basis at June 30, 2021 and December 31, 2020.

(in millions)	Level 3
June 30, 2021
Loans:
Commercial	$114
Real estate construction	3
Commercial mortgage	14
Total assets at fair value	$131
December 31, 2020
Loans:
Commercial	$134
Commercial mortgage	16
Total assets at fair value	$150
Level 3 assets recorded at fair value on a nonrecurring basis at June 30, 2021 and December 31, 2020 included both nonaccrual loans and TDRs for which a specific allowance was established based on the fair value of collateral. The unobservable inputs were the additional adjustments applied by management to the appraised values to reflect such factors as non-current appraisals and revisions to estimated time to sell. These adjustments are determined based on qualitative judgments made by management on a case-by-case basis and are not quantifiable inputs, although they are used in the determination of fair value.

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
The carrying amount and estimated fair value of financial instruments not recorded at fair value in their entirety on a recurring basis on the Corporation’s Consolidated Balance Sheets are as follows:

	Carrying Amount	Estimated Fair Value
(in millions)		Total	Level 1	Level 2	Level 3
June 30, 2021
Assets
Cash and due from banks	$1,008	$1,008	$1,008	$—	$—
Interest-bearing deposits with banks	15,493	15,493	15,493	—	—
Loans held-for-sale	8	8	—	8	—
Total loans, net of allowance for loan losses (a)	49,576	50,187	—	—	50,187
Customers’ liability on acceptances outstanding	4	4	4	—	—
Restricted equity investments	92	92	92	—	—
Nonmarketable equity securities (b)	6	10
Liabilities
Demand deposits (noninterest-bearing)	40,514	40,514	—	40,514	—
Interest-bearing deposits	33,437	33,437	—	33,437	—
Customer certificates of deposit	2,115	2,114	—	2,114	—
Total deposits	76,066	76,065	—	76,065	—
Acceptances outstanding	4	4	4	—	—
Medium- and long-term debt	2,854	2,919	—	2,919	—
Credit-related financial instruments	(51)	(51)	—	—	(51)
December 31, 2020
Assets
Cash and due from banks	$1,031	$1,031	$1,031	$—	$—
Interest-bearing deposits with banks	14,736	14,736	14,736	—	—
Loans held-for-sale	5	5	—	5	—
Total loans, net of allowance for loan losses (a)	51,343	50,601	—	—	50,601
Customers’ liability on acceptances outstanding	1	1	1	—	—
Restricted equity investments	207	207	207	—	—
Nonmarketable equity securities (b)	5	9
Liabilities
Demand deposits (noninterest-bearing)	39,420	39,420	—	39,420	—
Interest-bearing deposits	31,316	31,316	—	31,316	—
Customer certificates of deposit	2,133	2,133	—	2,133	—
Total deposits	72,869	72,869	—	72,869	—
Acceptances outstanding	1	1	1	—	—
Medium- and long-term debt	5,728	5,790	—	5,790	—
Credit-related financial instruments	(68)	(68)	—	—	(68)
(a)Included $131 million and $150 million of loans recorded at fair value on a nonrecurring basis at June 30, 2021 and December 31, 2020, respectively.
(b)Certain investments that are measured at fair value using the net asset value have not been classified in the fair value hierarchy. The fair value amounts presented in the table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the Consolidated Balance Sheets.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries
NOTE 3 - INVESTMENT SECURITIES
A summary of the Corporation’s investment securities follows:

(in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2021
Investment securities available-for-sale:
U.S. Treasury and other U.S. government agency securities	$3,821	$44	$21	$3,844
Residential mortgage-backed securities (a)	11,924	156	87	11,993
Total investment securities available-for-sale	$15,745	$200	$108	$15,837

December 31, 2020
Investment securities available-for-sale:
U.S. Treasury and other U.S. government agency securities	$4,583	$76	$1	$4,658
Residential mortgage-backed securities (a)	10,169	203	2	10,370
Total investment securities available-for-sale	$14,752	$279	$3	$15,028
(a)Issued and/or guaranteed by U.S. government agencies or U.S. government-sponsored enterprises.
A summary of the Corporation’s investment securities in an unrealized loss position as of June 30, 2021 and December 31, 2020 follows:

	Temporarily Impaired
	Less than 12 Months		12 Months or more		Total
(in millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
June 30, 2021
U.S. Treasury and other U.S. government agency securities	$1,830	$21	$—	$—	$1,830	$21
Residential mortgage-backed securities (a)	3,437	81	198	6	3,635	87
Total temporarily impaired securities	$5,267	$102	$198	$6	$5,465	$108
December 31, 2020
U.S. Treasury and other U.S. government agency securities	$1,119	$1	$—	$—	$1,119	$1
Residential mortgage-backed securities (a)	952	2	—	—	952	2
Total temporarily impaired securities	$2,071	$3	$—	$—	$2,071	$3
(a)Issued and/or guaranteed by U.S. government agencies or U.S. government-sponsored enterprises.
Unrealized losses resulted from changes in market interest rates and liquidity. The Corporation’s portfolio is comprised of securities issued or guaranteed by the U.S. government or government-sponsored enterprises. As such, it is expected that the securities would not be settled at a price less than the amortized cost of the investments. Further, the Corporation does not intend to sell the investments, and it is not more likely than not that it will be required to sell the investments before recovery of amortized costs. At June 30, 2021, the Corporation had 139 securities in an unrealized loss position with no allowance for credit losses, comprised of 19 U.S. Treasury securities and 120 residential mortgage-backed securities.
Interest receivable on investment securities totaled $20 million at June 30, 2021 and $18 million at December 31, 2020 and was included in accrued income and other assets on the Consolidated Balance Sheets.
Sales, calls and write-downs of investment securities available-for-sale resulted in the following losses recorded in net securities gains on the Consolidated Statements of Comprehensive Income, computed based on the adjusted cost of the specific security.

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2021	2020	2021	2020
Securities gains	$—	$1	$—	$1
Securities losses	—	—	—	(1)
Net securities gains	$—	$1	$—	$—

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

(in millions)
June 30, 2021	Amortized Cost	Fair Value
Contractual maturity
Within one year	$868	$876
After one year through five years	3,151	3,179
After five years through ten years	536	551
After ten years	11,190	11,231
Total investment securities	$15,745	$15,837
Included in the contractual maturity distribution in the table above were residential mortgage-backed securities with a total amortized cost of $11.9 billion and a fair value of $12.0 billion. The actual cash flows of mortgage-backed securities may differ as borrowers of the underlying loans may exercise prepayment options.
At June 30, 2021, investment securities with a carrying value of $4.0 billion were pledged where permitted or required by law, including $3.2 billion pledged to the Federal Home Loan Bank (FHLB) as collateral for potential future borrowings of approximately $3.1 billion and $830 million to secure $631 million of liabilities, primarily public and other deposits of state and local government agencies as well as derivative instruments. For information on FHLB borrowings, refer to Note 7.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries
NOTE 4 – CREDIT QUALITY AND ALLOWANCE FOR CREDIT LOSSES
The following table presents an aging analysis of the amortized cost basis of loans.

	Loans Past Due and Still Accruing
(in millions)	30-59 Days	60-89 Days	90 Days or More	Total	Nonaccrual Loans	Current Loans (a)	Total Loans
June 30, 2021
Business loans:
Commercial	$65	$8	$4	$77	$221	$29,909	$30,207
Real estate construction:
Commercial Real Estate business line (b)	—	—	—	—	—	2,707	2,707
Other business lines (c)	—	—	4	4	4	457	465
Total real estate construction	—	—	4	4	4	3,164	3,172
Commercial mortgage:
Commercial Real Estate business line (b)	28	—	—	28	2	3,530	3,560
Other business lines (c)	23	8	10	41	29	7,704	7,774
Total commercial mortgage	51	8	10	69	31	11,234	11,334
Lease financing	40	—	—	40	—	549	589
International	—	—	—	—	—	1,036	1,036
Total business loans	156	16	18	190	256	45,892	46,338

Retail loans:
Residential mortgage	7	6	2	15	41	1,751	1,807
Consumer:
Home equity	2	—	—	2	14	1,532	1,548
Other consumer	1	7	7	15	—	520	535
Total consumer	3	7	7	17	14	2,052	2,083
Total retail loans	10	13	9	32	55	3,803	3,890
Total loans	$166	$29	$27	$222	$311	$49,695	$50,228
December 31, 2020
Business loans:
Commercial	$62	$115	$33	$210	$252	$32,291	$32,753
Real estate construction:
Commercial Real Estate business line (b)	31	—	—	31	—	3,626	3,657
Other business lines (c)	9	—	—	9	1	415	425
Total real estate construction	40	—	—	40	1	4,041	4,082
Commercial mortgage:
Commercial Real Estate business line (b)	51	1	—	52	3	2,218	2,273
Other business lines (c)	48	40	5	93	26	7,520	7,639
Total commercial mortgage	99	41	5	145	29	9,738	9,912
Lease financing	14	—	1	15	1	578	594
International	—	—	—	—	—	926	926
Total business loans	215	156	39	410	283	47,574	48,267

Retail loans:
Residential mortgage	11	4	—	15	47	1,768	1,830
Consumer:
Home equity	7	1	—	8	17	1,563	1,588
Other consumer	10	—	6	16	—	590	606
Total consumer	17	1	6	24	17	2,153	2,194
Total retail loans	28	5	6	39	64	3,921	4,024
Total loans	$243	$161	$45	$449	$347	$51,495	$52,291
(a)Includes $45 million and $141 million of loans with deferred payments not considered past due in accordance with the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) at June 30, 2021 and December 31, 2020, respectively.
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

	June 30, 2021
	Vintage Year
(in millions)	2021		2020		2019	2018	2017	Prior	Revolvers	Revolvers Converted to Term	Total
Business loans:
Commercial:
Pass (a)	$3,319	(b)	$3,819	(b)	$1,876	$1,278	$823	$969	$16,582	$14	$28,680
Criticized (c)	55		81		205	136	64	160	824	2	1,527
Total commercial	3,374		3,900		2,081	1,414	887	1,129	17,406	16	30,207
Real estate construction
Pass (a)	142		728		1,152	557	294	80	149	—	3,102
Criticized (c)	—		3		30	17	8	9	3	—	70
Total real estate construction	142		731		1,182	574	302	89	152	—	3,172
Commercial mortgage
Pass (a)	1,064		2,088		1,611	1,636	1,206	2,848	474	—	10,927
Criticized (c)	3		48		63	36	32	210	15	—	407
Total commercial mortgage	1,067		2,136		1,674	1,672	1,238	3,058	489	—	11,334
Lease financing
Pass (a)	55		100		108	58	46	186	—	—	553
Criticized (c)	—		2		22	10	1	1	—	—	36
Total lease financing	55		102		130	68	47	187	—	—	589
International
Pass (a)	199		145		143	48	6	54	385	—	980
Criticized (c)	20		14		3	1	4	9	5	—	56
Total international	219		159		146	49	10	63	390	—	1,036
Total business loans	4,857		7,028		5,213	3,777	2,484	4,526	18,437	16	46,338
Retail loans:
Residential mortgage
Pass (a)	219		636		197	96	131	481	—	—	1,760
Criticized (c)	6		1		2	3	7	28	—	—	47
Total residential mortgage	225		637		199	99	138	509	—	—	1,807
Consumer:
Home equity
Pass (a)	—		—		—	—	—	14	1,464	53	1,531
Criticized (c)	—		—		—	—	—	—	11	6	17
Total home equity	—		—		—	—	—	14	1,475	59	1,548
Other consumer
Pass (a)	50		81		18	9	1	34	326	—	519
Criticized (c)	—		—		—	1	—	7	8	—	16
Total other consumer	50		81		18	10	1	41	334	—	535
Total consumer	50		81		18	10	1	55	1,809	59	2,083
Total retail loans	275		718		217	109	139	564	1,809	59	3,890
Total loans	$5,132		$7,746		$5,430	$3,886	$2,623	$5,090	$20,246	$75	$50,228

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
(b)Includes Small Business Administration Paycheck Protection Program (PPP) loans of $1.0 billion and $1.8 billion in 2021 and 2020, respectively, at June 30, 2021, and PPP loans of $3.5 billion in 2020 at December 31, 2020.
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

Loan interest receivable totaled $135 million and $141 million at June 30, 2021 and December 31, 2020, respectively, and was included in accrued income and other assets on the Consolidated Balance Sheets.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries
Allowance for Credit Losses
The following table details the changes in the allowance for credit losses.

	2021			2020
(in millions)	Business Loans	Retail Loans	Total	Business Loans	Retail Loans	Total
Three Months Ended June 30
Balance at beginning of period:
Allowance for loan losses	$709	$68	$777	$861	$55	$916
Allowance for credit losses on lending-related commitments	22	8	30	52	10	62
Allowance for credit losses	731	76	807	913	65	978
Loan charge-offs	(7)	(1)	(8)	(56)	(1)	(57)
Recoveries on loans previously charged-off	19	—	19	6	1	7
Net loan charge-offs	12	(1)	11	(50)	—	(50)
Provision for credit losses:
Provision for loan losses	(132)	(4)	(136)	132	9	141
Provision for credit losses on lending-related commitments	2	(1)	1	(2)	(1)	(3)
Provision for credit losses	(130)	(5)	(135)	130	8	138
Balance at end of period:
Allowance for loan losses	589	63	652	943	64	1,007
Allowance for credit losses on lending-related commitments	24	7	31	50	9	59
Allowance for credit losses	$613	$70	$683	$993	$73	$1,066
Six Months Ended June 30
Balance at beginning of period
Allowance for loan losses	$895	$53	$948	$601	$36	$637
Allowance for credit losses on lending-related commitments	35	9	44	28	3	31
Allowance for credit losses	930	62	992	629	39	668
Cumulative effect of change in accounting principle	—	—	—	(42)	25	(17)
Loan charge-offs	(22)	(2)	(24)	(143)	(3)	(146)
Recoveries on loans previously charged-off	31	1	32	11	1	12
Net loan charge-offs	9	(1)	8	(132)	(2)	(134)
Provision for credit losses:
Provision for loan losses	(315)	11	(304)	516	5	521
Provision for credit losses on lending-related commitments	(11)	(2)	(13)	22	6	28
Provision for credit losses	(326)	9	(317)	538	11	549
Balance at end of period:
Allowance for loan losses	589	63	652	943	64	1,007
Allowance for credit losses on lending-related commitments	24	7	31	50	9	59
Allowance for credit losses	$613	$70	$683	$993	$73	$1,066
Allowance for loan losses as a percentage of total loans	1.27%	1.63%	1.30%	1.91%	1.59%	1.88%
Allowance for loan losses as a percentage of total loans excluding PPP loans	1.35	n/a	1.37	2.07	n/a	2.03
Allowance for credit losses as a percentage of total loans	1.32	1.80	1.36	2.01	1.82	1.99
Allowance for credit losses as a percentage of total loans excluding PPP loans	1.41	n/a	1.44	2.18	n/a	2.15
n/a - not applicable

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries
Nonaccrual Loans
The following table presents additional information regarding nonaccrual loans. No interest income was recognized on nonaccrual loans for the three- and six-month periods ended June 30, 2021 and 2020.

(in millions)	Nonaccrual Loans with No Related Allowance	Nonaccrual Loans with Related Allowance	Total Nonaccrual Loans
June 30, 2021
Business loans:
Commercial	$42	$179	$221
Real estate construction:
Other business lines (a)	—	4	4
Commercial mortgage:
Commercial Real Estate business line (b)	1	1	2
Other business lines (a)	6	23	29
Total commercial mortgage	7	24	31
Total business loans	49	207	256
Retail loans:
Residential mortgage	41	—	41
Consumer:
Home equity	14	—	14
Total retail loans	55	—	55
Total nonaccrual loans	$104	$207	$311
December 31, 2020
Business loans:
Commercial	$57	$195	$252
Real estate construction:
Other business lines (a)	—	1	1
Commercial mortgage:
Commercial Real Estate business line (b)	1	2	3
Other business lines (a)	5	21	26
Total commercial mortgage	6	23	29
Lease financing	—	1	1
Total business loans	63	220	283
Retail loans:
Residential mortgage	47	—	47
Consumer:
Home equity	17	—	17
Total retail loans	64	—	64
Total nonaccrual loans	$127	$220	$347
(a)Primarily loans secured by owner-occupied real estate.
(b)Primarily loans to real estate developers.

Foreclosed Properties
Foreclosed properties were insignificant at June 30, 2021 compared to $8 million at December 31, 2020. There were no retail loans secured by residential real estate properties in process of foreclosure included in nonaccrual loans at June 30, 2021 and December 31, 2020.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries
Troubled Debt Restructurings
The following table details the amortized cost basis at June 30, 2021 and 2020 of loans considered to be TDRs that were restructured during the three- and six-month periods ended June 30, 2021 and 2020, by type of modification. In cases of loans with more than one type of modification, the loans were categorized based on the most significant modification.

	2021	2020
	Type of Modification
(in millions)	Interest Rate Reductions	Principal Deferrals (a)
Three Months Ended June 30,
Retail loans:
Residential mortgage	$6	$—
Consumer:
Home equity (b)	1	—
Total loans	$7	$—
Six Months Ended June 30,
Business loans:
Commercial	$—	$16
Commercial mortgage:
Other business lines (c)	—	1
Total business loans	—	17
Retail loans:
Residential mortgage	6	—
Consumer:
Home equity (b)	1	—
Total loans	$7	$17
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
The Corporation charges interest on principal balances outstanding during deferral periods. Additionally, none of the modifications involved forgiveness of principal. There were no commitments to lend additional funds to borrowers whose terms have been modified in TDRs at June 30, 2021 and December 31, 2020. On an ongoing basis, the Corporation monitors the performance of modified loans to their restructured terms. The allowance for loan losses continues to be reassessed on the basis of an individual evaluation of the loan. Loans with terms extended by more than an insignificant time period in accordance with the provisions of the CARES Act, primarily retail loans, were $42 million at June 30, 2021 and not reported as TDRs.
For principal deferrals, incremental deterioration in the credit quality of the loan, represented by a downgrade in the risk rating of the loan, for example, due to missed interest payments or a reduction of collateral value, is considered a subsequent default. For interest rate reductions, a subsequent payment default is defined in terms of delinquency, when a principal or interest payment is 90 days past due. Of the TDRs modified during the twelve-month periods ended June 30, 2021 and 2020, there were no subsequent defaults of principal deferrals or interest rate reductions in the three- and six-month periods ended June 30, 2021, compared to $6 million and $15 million of principal deferrals and no interest rate reductions in the comparable period in 2020.

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

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries
through individual foreign currency position limits and aggregate value-at-risk limits. These limits are established annually and positions are monitored quarterly. Market risk inherent in derivative instruments held or issued for risk management purposes is typically offset by changes in the fair value of the assets or liabilities being hedged.
Credit risk is the possible loss that may occur in the event of nonperformance by the counterparty to a financial instrument. The Corporation attempts to minimize credit risk arising from customer-initiated derivatives by evaluating the creditworthiness of each customer, adhering to the same credit approval process used for traditional lending activities and obtaining collateral as deemed necessary. Derivatives with dealer counterparties are either cleared through a clearinghouse or settled directly with a single counterparty. For derivatives settled directly with dealer counterparties, the Corporation utilizes counterparty risk limits and monitoring procedures as well as master netting arrangements and bilateral collateral agreements to facilitate the management of credit risk. Master netting arrangements effectively reduce credit valuation adjustments by permitting settlement of positive and negative positions and offset cash collateral held with the same counterparty on a net basis. Bilateral collateral agreements require daily exchange of cash or highly rated securities issued by the U.S. Treasury or other U.S. government entities to collateralize amounts due to either party. At June 30, 2021, counterparties with bilateral collateral agreements deposited $17 million of cash with the Corporation to secure the fair value of contracts in an unrealized gain position, and the Corporation had pledged $40 million of marketable investment securities and posted $544 million of cash as collateral for contracts in an unrealized loss position. For those counterparties not covered under bilateral collateral agreements, collateral is obtained, if deemed necessary, based on the results of management’s credit evaluation of the counterparty. Collateral varies, but may include cash, investment securities, accounts receivable, equipment or real estate. Included in the fair value of derivative instruments are credit valuation adjustments reflecting counterparty credit risk. These adjustments are determined by applying a credit spread for the counterparty or the Corporation, as appropriate, to the total expected exposure of the derivative.
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

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries
The following table presents the composition of the Corporation’s derivative instruments held or issued for risk management purposes or in connection with customer-initiated and other activities at June 30, 2021 and December 31, 2020.

	June 30, 2021			December 31, 2020
		Fair Value			Fair Value
(in millions)	Notional/ Contract Amount (a)	Gross Derivative Assets	Gross Derivative Liabilities	Notional/ Contract Amount (a)	Gross Derivative Assets	Gross Derivative Liabilities
Risk management purposes
Derivatives designated as hedging instruments
Interest rate contracts:
Swaps - fair value - receive fixed/pay floating	$2,650	$—	$—	$2,650	$—	$—
Swaps - cash flow - receive fixed/pay floating	5,250	—	—	5,550	—	—
Derivatives used as economic hedges
Foreign exchange contracts:
Spot, forwards and swaps	490	1	—	442	1	4
Total risk management purposes	8,390	1	—	8,642	1	4
Customer-initiated and other activities
Interest rate contracts:
Caps and floors written	838	—	2	869	—	—
Caps and floors purchased	838	2	—	869	—	—
Swaps	20,997	365	65	19,783	531	61
Total interest rate contracts	22,673	367	67	21,521	531	61
Energy contracts:
Caps and floors written	728	1	96	503	1	33
Caps and floors purchased	728	96	1	503	33	1
Swaps	3,254	476	473	2,115	117	115
Total energy contracts	4,710	573	570	3,121	151	149
Foreign exchange contracts:
Spot, forwards, options and swaps	1,911	14	10	1,901	17	15
Total customer-initiated and other activities	29,294	954	647	26,543	699	225
Total gross derivatives	$37,684	$955	$647	$35,185	$700	$229
Amounts offset in the Consolidated Balance Sheets:
Netting adjustment - Offsetting derivative assets/liabilities		(46)	(46)		(83)	(83)
Netting adjustment - Cash collateral received/posted		(15)	(539)		(17)	(48)
Net derivatives included in the Consolidated Balance Sheets (b)		894	62		600	98
Amounts not offset in the Consolidated Balance Sheets:
Marketable securities pledged under bilateral collateral agreements		—	(39)		—	(42)
Net derivatives after deducting amounts not offset in the Consolidated Balance Sheets		$894	$23		$600	$56
(a)Notional or contractual amounts, which represent the extent of involvement in the derivatives market, are used to determine the contractual cash flows required in accordance with the terms of the agreement. These amounts are typically not exchanged, significantly exceed amounts subject to credit or market risk and are not reflected in the Consolidated Balance Sheets.
(b)Net derivative assets are included in accrued income and other assets and net derivative liabilities are included in accrued expenses and other liabilities on the Consolidated Balance Sheets. Included in the fair value of net derivative assets and net derivative liabilities are credit valuation adjustments reflecting counterparty credit risk and credit risk of the Corporation. The fair value of net derivative assets included credit valuation adjustments for counterparty credit risk of $15 million and $27 million at June 30, 2021 and December 31, 2020, respectively.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries
Risk Management
The Corporation's derivative instruments used for managing interest rate risk include cash flow hedging strategies that convert variable-rate loans to fixed rates and fair value hedging strategies that convert fixed-rate long-term debt to variable rates. Interest and fees on loans included $24 million and $19 million of cash flow hedge income for the three-month periods ended June 30, 2021 and 2020, respectively, and $48 million and $22 million for the six-month periods ended June 30, 2021 and 2020, respectively. In the second quarter of 2021, interest rate swap agreements with a notional amount of $300 million outstanding as of December 31, 2020 matured.
The following table details the effects of fair value hedging on the Consolidated Statements of Comprehensive Income.

	Interest on Medium- and Long-Term Debt
	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2021	2020	2021	2020
Total interest on medium- and long-term debt (a)	$9	$19	$18	$59
Fair value hedging relationships:
Interest rate contracts:
Hedged items	26	28	51	58
Derivatives designated as hedging instruments	(17)	(12)	(34)	(18)
(a) Includes the effects of hedging.
    For information on accumulated net gains on cash flow hedges, refer to Note 8.
    The following table summarizes the expected weighted average remaining maturity of the notional amount of risk management interest rate swaps, the carrying amount of the related hedged items and the weighted average interest rates associated with amounts expected to be received or paid on interest rate swap agreements as of June 30, 2021 and December 31, 2020.

Cash flow swaps - receive fixed/pay floating rate on variable-rate loans

(dollar amounts in millions)	June 30, 2021	December 31, 2020
Derivative notional amount	$5,250	$5,550
Weighted average:
Remaining maturity (in years)	1.9	2.3
Receive rate	1.85%	1.87%
Pay rate (a)	0.09	0.15
(a)Variable rates paid on receive fixed swaps designated as cash flow hedges are based on one-month LIBOR rates in effect at June 30, 2021 and December 31, 2020.

Fair value swaps - receive fixed/pay floating rate on medium- and long-term debt

(dollar amounts in millions)	June 30, 2021	December 31, 2020
Derivative notional amount	$2,650	$2,650
Carrying value of hedged items (a)	2,854	2,928
Weighted average:
Remaining maturity (in years)	4.1	4.6
Receive rate	3.68%	3.68%
Pay rate (b)	1.10	1.16
(a)Included $203 million and $279 million of cumulative hedging adjustments at June 30, 2021 and December 31, 2020, respectively, which included $5 million and $6 million, respectively, of hedging adjustment on a discontinued hedging relationship.
(b)Variable rates paid on receive fixed swaps designated as fair value hedges are based on one- and six-month LIBOR rates in effect at June 30, 2021 and December 31, 2020.
Customer-Initiated and Other
The Corporation enters into derivative transactions at the request of customers and generally takes offsetting positions with dealer counterparties to mitigate the inherent market risk. Income primarily results from the spread between the customer derivative and the offsetting dealer position.
For customer-initiated foreign exchange contracts where offsetting positions have not been taken, the Corporation manages the remaining inherent market risk through individual foreign currency position limits and aggregate value-at-risk

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries
limits. These limits are established annually and reviewed quarterly. For those customer-initiated derivative contracts which were not offset or where the Corporation holds a position within the limits described above, the Corporation did not recognize any gains or losses for either the three- and six-month periods ended June 30, 2021 or 2020.
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

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2021	2020	2021	2020
Interest rate contracts	$9	$8	$24	$16
Energy contracts	2	2	6	3
Foreign exchange contracts	11	9	22	20
Total derivative income	$22	$19	$52	$39
Credit-Related Financial Instruments
The Corporation issues off-balance sheet financial instruments in connection with commercial and consumer lending activities. The Corporation’s credit risk associated with these instruments is represented by the contractual amounts indicated in the following table.

(in millions)	June 30, 2021	December 31, 2020
Unused commitments to extend credit:
Commercial and other	$25,676	$23,443
Bankcard, revolving check credit and home equity loan commitments	3,394	3,297
Total unused commitments to extend credit	$29,070	$26,740
Standby letters of credit	$3,433	$3,273
Commercial letters of credit	40	30
The Corporation maintains an allowance to cover current expected credit losses inherent in lending-related commitments, including unused commitments to extend credit, letters of credit and financial guarantees. The allowance for credit losses on lending-related commitments, included in accrued expenses and other liabilities on the Consolidated Balance Sheets, was $31 million and $44 million at June 30, 2021 and December 31, 2020, respectively.
Unused Commitments to Extend Credit
Commitments to extend credit are legally binding agreements to lend to a customer, provided there is no violation of any condition established in the contract. These commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many commitments expire without being drawn upon, the total contractual amount of commitments does not necessarily represent future cash requirements of the Corporation. Commercial and other unused commitments are primarily variable rate commitments. The allowance for credit losses on lending-related commitments included $28 million at June 30, 2021 and $37 million at December 31, 2020 for expected credit losses inherent in the Corporation’s unused commitments to extend credit.
Standby and Commercial Letters of Credit
Standby letters of credit represent conditional obligations of the Corporation which guarantee the performance of a customer to a third party. Standby letters of credit are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing and similar transactions. Commercial letters of credit are issued to finance foreign or domestic trade transactions. These contracts expire in decreasing amounts through the year 2028. The Corporation may enter into participation arrangements with third parties that effectively reduce the maximum amount of future payments which may be required under standby and commercial letters of credit. There were $3.5 billion standby and commercial letters of credit outstanding at June 30, 2021 and $3.3 billion at December 31, 2020, of which these risk participations covered $144 million and $150 million, respectively.
The carrying value of the Corporation’s standby and commercial letters of credit, included in accrued expenses and other liabilities on the Consolidated Balance Sheets, totaled $31 million at June 30, 2021 and consisted of $28 million in deferred fees and $3 million in the allowance for credit losses on lending-related commitments. At December 31, 2020, the comparable amounts were $37 million, $30 million and $7 million, respectively.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries
The following table presents a summary of criticized standby and commercial letters of credit at June 30, 2021 and December 31, 2020. The Corporation's criticized list is generally consistent with the Special Mention, Substandard and Doubtful categories defined by regulatory authorities. The Corporation manages credit risk through underwriting, periodically reviewing and approving its credit exposures using Board committee approved credit policies and guidelines.

(dollar amounts in millions)	June 30, 2021	December 31, 2020
Total criticized standby and commercial letters of credit	$43	$73
As a percentage of total outstanding standby and commercial letters of credit	1.2%	2.2%
Other Credit-Related Financial Instruments
The Corporation enters into credit risk participation agreements, under which the Corporation assumes credit exposure associated with a borrower’s performance related to certain interest rate derivative contracts. The Corporation is not a party to the interest rate derivative contracts and only enters into these credit risk participation agreements in instances in which the Corporation is also a party to the related loan participation agreements for such borrowers. The Corporation manages its credit risk on the credit risk participation agreements by monitoring the creditworthiness of the borrowers, which is based on the normal credit review process as if the Corporation had entered into the derivative instruments directly with the borrowers. The notional amount of such credit risk participation agreements reflects the pro-rata share of the derivative instrument, consistent with its share of the related participated loan. As of June 30, 2021 and December 31, 2020, the total notional amount of the credit risk participation agreements was approximately $1.0 billion and $1.1 billion, respectively, and the fair value was $1 million at June 30, 2021 and $3 million at December 31, 2020. The maximum estimated exposure to these agreements, as measured by projecting a maximum value of the guaranteed derivative instruments, assuming 100 percent default by all obligors on the maximum values, was $41 million and $62 million at June 30, 2021 and December 31, 2020, respectively. In the event of default, the lead bank has the ability to liquidate the assets of the borrower, in which case the lead bank would be required to return a percentage of the recouped assets to the participating banks. As of June 30, 2021, the weighted average remaining maturity of outstanding credit risk participation agreements was 4.25 years.

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
The Corporation accounts for its interests in LIHTC entities using the proportional amortization method. Ownership interests in other tax credit entities are accounted for under either the cost or equity method. Exposure to loss as a result of the Corporation's involvement in LIHTC entities and other tax credit entities at June 30, 2021 was limited to $452 million and $12 million, respectively.
Investment balances, including all legally binding commitments to fund future investments, are included in accrued income and other assets on the Consolidated Balance Sheets. A liability is recognized in accrued expenses and other liabilities on the Consolidated Balance Sheets for all legally binding unfunded commitments to fund tax credit entities ($164 million at June 30, 2021). Amortization and other write-downs of LIHTC investments are presented on a net basis as a component of the provision for income taxes on the Consolidated Statements of Comprehensive Income, while amortization and write-downs of other tax credit investments are recorded in other noninterest income. The income tax credits and deductions are recorded as a reduction of income tax expense and a reduction of federal income taxes payable.
The Corporation provided no financial or other support that was not contractually required to any of the above VIEs during the six months ended June 30, 2021 and 2020.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries
The following table summarizes the impact of these tax credit entities on the Corporation’s Consolidated Statements of Comprehensive Income.

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2021	2020	2021	2020
Provision for income taxes:
Amortization of LIHTC investments	$18	$17	35	34
Low income housing tax credits	(17)	(16)	(33)	(32)
Other tax benefits related to tax credit entities	(4)	(3)	(8)	(7)
Total provision for income taxes	$(3)	$(2)	$(6)	$(5)
For further information on the Corporation’s consolidation policy, see Note 1 to the consolidated financial statements in the Corporation's 2020 Annual Report.

NOTE 7 - MEDIUM- AND LONG-TERM DEBT
Medium- and long-term debt is summarized as follows:

(in millions)	June 30, 2021	December 31, 2020
Parent company
Subordinated notes:
3.80% subordinated notes due 2026 (a)	$271	$280
Medium- and long-term notes:
3.70% notes due 2023 (a)	892	905
4.00% notes due 2029 (a)	607	633
Total medium- and long-term notes	1,499	1,538
Total parent company	1,770	1,818
Subsidiaries
Subordinated notes:
4.00% subordinated notes due 2025 (a)	371	380
7.875% subordinated notes due 2026 (a)	198	207
Total subordinated notes	569	587
Medium- and long-term notes:
2.50% notes due 2024 (a)	515	523
Total medium- and long-term notes	515	523
FHLB advances:
Floating-rate based on FHLB auction rate due 2026	—	2,800
Total FHLB advances	—	2,800
Total subsidiaries	1,084	3,910
Total medium- and long-term debt	$2,854	$5,728
(a)The fixed interest rates on these notes have been swapped to a variable rate and designated in a hedging relationship. Accordingly, carrying value has been adjusted to reflect the change in the fair value of the debt as a result of changes in the benchmark rate.
    Subordinated notes with remaining maturities greater than one year qualify as Tier 2 capital.
    Comerica Bank (the Bank), a wholly-owned subsidiary of the Corporation, is a member of the FHLB, which provides short-and long-term funding to its members through advances collateralized by real estate-related assets. The interest rates on the FHLB advances resets between four and eight weeks, based on the FHLB auction rate. Each note may be prepaid in full, without penalty, at each scheduled reset date. The Bank held no outstanding long-term advances at June 30, 2021. Borrowing capacity is contingent on the amount of collateral available to be pledged to the FHLB. At June 30, 2021, $18.5 billion of real estate-related loans and $3.2 billion of investment securities were pledged to the FHLB as collateral with capacity for potential future borrowings of approximately $11.9 billion.
    Unamortized debt issuance costs deducted from the carrying amount of medium- and long-term debt totaled $8 million at June 30, 2021 and $10 million at December 31, 2020.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries
NOTE 8 - ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME
The following table presents a reconciliation of the changes in the components of accumulated other comprehensive (loss) income and details the components of other comprehensive (loss) income for the six months ended June 30, 2021 and 2020, including the amount of income tax (benefit) expense allocated to each component of other comprehensive (loss) income.

	Six Months Ended June 30,
(in millions)	2021	2020
Accumulated net unrealized gains on investment securities:
Balance at beginning of period, net of tax	$211	$65
Net unrealized holding (losses) gains arising during the period	(184)	286
Less: (Benefit) provision for income taxes	(43)	68
Change in net unrealized gains on investment securities, net of tax	(141)	218
Balance at end of period, net of tax	$70	$283
Accumulated net gains on cash flow hedges:
Balance at beginning of period, net of tax	$155	$34
Net cash flow hedge (losses) gains arising during the period	(16)	233
Less: (Benefit) provision for income taxes	(4)	56
Change in net cash flow hedge gains arising during the period, net of tax	(12)	177
Less:
Net cash flow hedge gains included in interest and fees on loans	48	22
Less: Provision for income taxes	11	7
Reclassification adjustment for net cash flow hedge gains included in net income, net of tax	37	15
Change in net cash flow hedge gains, net of tax	(49)	162
Balance at end of period, net of tax (a)	$106	$196
Accumulated defined benefit pension and other postretirement plans adjustment:
Balance at beginning of period, net of tax (b)	$(302)	$(415)
Actuarial loss arising during the period (b)	—	(6)
Less: Benefit for income taxes (b)	—	(1)
Net defined benefit pension and other postretirement plans adjustment arising during the period, net of tax (b)	—	(5)
Amounts recognized in other noninterest expenses:
Amortization of actuarial net loss (b)	20	23
Amortization of prior service credit	(12)	(14)
Total amounts recognized in other noninterest expenses (b)	8	9
Less: Provision for income taxes (b)	2	2
Adjustment for amounts recognized as components of net periodic benefit cost during the period, net of tax (b)	6	7
Change in defined benefit pension and other postretirement plans adjustment, net of tax (b)	6	2
Balance at end of period, net of tax (b)	$(296)	$(413)
Total accumulated other comprehensive (loss) income at end of period, net of tax (b)	$(120)	$66
(a)The Corporation expects to reclassify $64 million of gains, net of tax, from accumulated other comprehensive loss to earnings over the next twelve months if interest yield curves and notional amounts remain at June 30, 2021 levels.
(b)Balances at beginning of period, net of tax, and changes for the six months ended June 30, 2021 have been recast to reflect the retrospective application of the Corporation's election to change the accounting method for certain components of the qualified defined benefit pension plan as of January 1, 2021. Refer to Note 1 for further information.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries
NOTE 9 - NET INCOME PER COMMON SHARE
Basic and diluted net income per common share are presented in the following table.

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except per share data)	2021	2020	2021	2020
Basic and diluted
Net income	$328	$118	$678	$59
Less:
Income allocated to participating securities	2	1	3	1
Preferred stock dividends	5	—	11	—
Net income attributable to common shares	$321	$117	$664	$58
Basic average common shares	136	139	138	140
Basic net income per common share	$2.35	$0.85	$4.81	$0.42
Basic average common shares	136	139	138	140
Dilutive common stock equivalents:
Net effect of the assumed exercise of stock awards	2	—	2	1
Diluted average common shares	138	139	140	141
Diluted net income per common share	$2.32	$0.84	$4.76	$0.42
The following average shares related to outstanding options to purchase shares of common stock were not included in the computation of diluted net income per common share because the options were anti-dilutive for the period.

	Three Months Ended June 30,		Six Months Ended June 30,
(average outstanding options in thousands)	2021	2020	2021	2020
Average outstanding options	443	2,056	446	1,633
Range of exercise prices	$79.01 - $95.25	$39.10 - $95.25	$70.18 - $95.25	$39.10 - $95.25

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

Qualified Defined Benefit Pension Plan	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2021	2020 (a)	2021	2020 (a)
Service cost	$9	$8	$19	$16
Other components of net benefit credit:
Interest cost	15	17	30	35
Expected return on plan assets	(51)	(45)	(101)	(91)
Amortization of prior service credit	(4)	(5)	(9)	(10)
Amortization of net loss	8	10	15	19
Total other components of net benefit credit	(32)	(23)	(65)	(47)
Net periodic defined benefit credit	$(23)	$(15)	$(46)	$(31)
(a)Recast to reflect the retrospective application of the Corporation's election to change the accounting method for certain components of defined pension benefit credit, effective January 1, 2021. For the three months ended June 30, 2020, expected return on plan assets increased $3 million and amortization of net loss was reduced by $3 million, resulting in an increase of $6 million to total other components of net benefit credit. For the six months ended June 30, 2020, expected return on plan assets increased $6 million and amortization of net loss was reduced by $8 million, resulting in an increase of $14 million to total other components of net benefit credit. Refer to Note 1 for further information.

Non-Qualified Defined Benefit Pension Plan	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2021	2020	2021	2020
Service cost	$1	$—	$1	$1
Other components of net benefit cost:
Interest cost	1	2	3	4
Amortization of prior service credit	(2)	(2)	(3)	(4)
Amortization of net loss	2	2	5	4
Total other components of net benefit cost	1	2	5	4
Net periodic defined benefit cost	$2	$2	$6	$5

Postretirement Benefit Plan	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2021	2020	2021	2020
Other components of net benefit credit:
Expected return on plan assets	$—	$(1)	(1)	(1)
Net periodic defined benefit credit	$—	$(1)	$(1)	$(1)

NOTE 11 - INCOME TAXES AND TAX-RELATED ITEMS
At June 30, 2021, net unrecognized tax benefits were $20 million, compared to $19 million at December 31, 2020. The Corporation anticipates that it is reasonably possible that final settlement of federal and state tax issues will result in a change in net unrecognized tax benefits of $6 million within the next twelve months. Included in accrued expenses and other liabilities on the Consolidated Balance Sheets was a liability for tax-related interest and penalties of $6 million at both June 30, 2021 and December 31, 2020.
Net deferred tax liabilities were $10 million at June 30, 2021, compared to $4 million of net deferred tax assets at December 31, 2020. The $14 million decrease resulted from a decrease to deferred tax assets related to the allowance for loan losses and an increase to deferred tax liabilities related to defined benefit plans that was partially offset by decreases to deferred tax liabilities related to unrealized losses on investment securities available-for-sale as well as hedging gains and losses and an increase to deferred tax assets related to defined benefit plan components of OCI. Included in deferred tax assets at both June 30, 2021 and December 31, 2020 were $3 million of state net operating loss carryforwards, which expire between 2021

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries
and 2030. The Corporation believes that it is more likely than not that the benefit from certain of these state net operating loss carryforwards will not be realized and, accordingly, maintained a valuation allowance of $3 million at both June 30, 2021 and December 31, 2020. The determination regarding valuation allowance was based on evidence of loss carryback capacity, projected future reversals of existing taxable temporary differences to absorb the deferred tax assets and assumptions made regarding future events.
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

NOTE 12 - CONTINGENT LIABILITIES
Legal Proceedings and Regulatory Matters
As previously reported in the Corporation's Form 10-K for the year ended December 31, 2020 and Form 10-Q for the period ended March 31, 2021, the Bank appealed a court's decision in Butte Local Development v. Masters Group v. Comerica Bank, for lender liability. On July 6, 2021, the Montana Supreme Court affirmed in part, reversed in part the trial court's judgment in favor of Masters. The court reduced the amount of the award by $8 million. Additionally, in second quarter 2021, the Corporation agreed to a proposed settlement in connection with a class action lawsuit filed in the U.S. District Court in California and a related Trustee claim pending in the U.S. Bankruptcy Court in Delaware. Upon final settlement and court approval, the Corporation expects to be released from any liability for additional litigation or claims. The estimated net impact of this settlement, including the Corporation's insurance coverage, was $15 million and included in other noninterest expenses. The Corporation has accrued the estimated probable loss for these two matters within accrued expenses and other liabilities.
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
Further, from time to time, the Corporation is also subject to examinations, inquiries and investigations by regulatory authorities in areas including, but not limited to, compliance, risk management and consumer protection, which could lead to administrative or legal proceedings or settlements. Remedies in these proceedings or settlements may include fines, penalties, restitution or alterations in the Corporation's business practices and may result in increased operating expenses or decreased revenues.
On at least a quarterly basis, the Corporation assesses its potential liabilities and contingencies in connection with outstanding legal proceedings and regulatory matters utilizing the latest information available. On a case-by-case basis, accruals are established for those legal claims and regulatory matters for which it is probable that a loss will be incurred and the amount of such loss can be reasonably estimated. The actual costs of resolving these claims and regulatory matters may be substantially higher or lower than the amounts accrued. Based on current knowledge, and after consultation with legal counsel, management believes current accruals are adequate, and the amount of any incremental liability arising from these matters is not expected to have a material adverse effect on the Corporation’s consolidated financial condition, results of operations or cash flows.
For matters where a loss is not probable, the Corporation has not established an accrual. The Corporation believes the estimate of the aggregate range of reasonably possible losses, in excess of established accruals, for all legal proceedings and regulatory matters in which it is involved is from zero to approximately $48 million at June 30, 2021. This estimated aggregate range of reasonably possible losses is based upon currently available information for those legal proceedings and regulatory matters in which the Corporation is involved, taking into account the Corporation’s best estimate of such losses for those legal cases and regulatory matters for which such estimate can be made. For certain legal cases and regulatory matters, the

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries
Corporation does not believe that an estimate can currently be made. The Corporation’s estimate involves significant judgment, given the varying stages of the legal proceedings and regulatory matters (including the fact many are currently in preliminary stages), the existence in certain legal proceedings of multiple defendants (including the Corporation) whose share of liability has yet to be determined, the numerous yet-unresolved issues in many of the legal proceedings and regulatory matters (including issues regarding class certification and the scope of many of the claims) and the attendant uncertainty of the various potential outcomes of such legal proceedings and regulatory matters. Accordingly, the Corporation’s estimate will change from time to time, and actual losses may be more or less than the current estimate.
In the event of unexpected future developments, it is possible the ultimate resolution of these matters, if unfavorable, may be material to the Corporation's consolidated financial condition, results of operations or cash flows.
For information regarding income tax contingencies, refer to Note 11.

NOTE 13 - STRATEGIC LINES OF BUSINESS AND MARKETS
The Corporation has strategically aligned its operations into three major business segments: the Commercial Bank, the Retail Bank and Wealth Management. These business segments are differentiated based on the type of customer and the related products and services provided. In addition to the three major business segments, the Finance Division is also reported as a segment. Business segment results are produced by the Corporation’s internal management accounting system. This system measures financial results based on the internal business unit structure of the Corporation. The performance of the business segments is not comparable with the Corporation's consolidated results and is not necessarily comparable with similar information for any other financial institution. Additionally, because of the interrelationships of the various segments, the information presented is not indicative of how the segments would perform if they operated as independent entities. The management accounting system assigns balance sheet and income statement items to each business segment using certain methodologies, which are regularly reviewed and refined. From time to time, the Corporation may make reclassifications among the segments to more appropriately reflect management's current view of the segments, and methodologies may be modified as the management accounting system is enhanced and changes occur in the organizational structure and/or product lines. For comparability purposes, amounts in all periods are based on business unit structure and methodologies in effect at June 30, 2021.
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

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries
Business segment financial results are as follows:

	Commercial Bank	Retail Bank	Wealth Management	Finance	Other	Total
(dollar amounts in millions)
Three Months Ended June 30, 2021
Earnings summary:
Net interest income (expense)	$402	$145	$43	$(127)	$2	$465
Provision for credit losses	(123)	(7)	(4)	—	(1)	(135)
Noninterest income	167	30	71	9	7	284
Noninterest expenses	204	173	77	1	8	463
Provision (benefit) for income taxes	111	1	9	(26)	(2)	93
Net income (loss)	$377	$8	$32	$(93)	$4	$328
Net credit-related (recoveries) charge-offs	$(12)	$1	$—	$—	$—	$(11)
Selected average balances:
Assets	$44,283	$3,395	$5,063	$17,461	$17,658	$87,860
Loans	42,350	2,533	4,936	—	9	49,828
Deposits	43,682	25,573	5,103	944	218	75,520
Statistical data:
Return on average assets (a)	3.21%	0.12%	2.40%	n/m	n/m	1.50%
Efficiency ratio (b)	35.95	98.06	66.85	n/m	n/m	61.66
Three Months Ended June 30, 2020
Earnings summary:
Net interest income (expense)	$402	$120	$40	$(95)	$4	$471
Provision for credit losses	117	5	16	—	—	138
Noninterest income	144	24	66	11	2	247
Noninterest expenses (c)	203	153	73	1	4	434
Provision (benefit) for income taxes (c)	47	(3)	3	(20)	1	28
Net income (loss) (c)	$179	$(11)	$14	$(65)	$1	$118
Net credit-related charge-offs	$48	$1	$1	$—	$—	$50
Selected average balances:
Assets	$47,392	$3,306	$5,191	$14,500	$11,255	$81,644
Loans	45,914	2,479	5,077	—	28	53,498
Deposits	36,318	22,647	4,217	950	150	64,282
Statistical data:
Return on average assets (a) (c)	1.51%	(0.17)%	1.11%	n/m	n/m	0.58%
Efficiency ratio (b) (c)	37.18	105.07	68.18	n/m	n/m	60.11
(a)Return on average assets is calculated based on the greater of average assets or average liabilities and attributed equity.
(b)Noninterest expenses as a percentage of the sum of net interest income and noninterest income excluding net gains from securities and a derivative contract tied to the conversion rate of Visa Class B shares.
(c)See Defined Benefit Pension and Other Postretirement Costs in Note 1.
n/m – not meaningful

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

	Commercial Bank	Retail Bank	Wealth Management	Finance	Other	Total
(dollar amounts in millions)
Six Months Ended June 30, 2021
Earnings summary:
Net interest income (expense)	$784	$278	$85	$(244)	$5	$908
Provision for credit losses	(300)	(1)	(16)	—	—	(317)
Noninterest income	326	58	138	21	11	554
Noninterest expenses	419	322	153	1	15	910
Provision (benefit) for income taxes	224	1	19	(51)	(2)	191
Net income (loss)	$767	$14	$67	$(173)	$3	$678
Net credit-related (recoveries) charge-offs	$(10)	$2	$—	$—	$—	$(8)
Selected average balances:
Assets	$44,365	$3,428	$5,112	$17,212	$16,101	$86,218
Loans	42,625	2,576	4,998	—	7	50,206
Deposits	42,399	24,951	4,965	964	188	73,467
Statistical data:
Return on average assets (a)	3.38%	0.11%	2.55%	n/m	n/m	1.59%
Efficiency ratio (b)	37.76	95.00	68.31	n/m	n/m	62.10
Six Months Ended June 30, 2020
Earnings summary:
Net interest income (expense)	$782	$245	$81	$(139)	$15	$984
Provision for credit losses	513	8	28	—	—	549
Noninterest income	271	52	136	25	—	484
Noninterest expenses (c)	395	298	143	1	14	851
Provision (benefit) for income taxes (c)	28	(2)	9	(28)	2	9
Net income (loss) (c)	$117	$(7)	$37	$(87)	$(1)	$59
Net credit-related charge-offs	$131	$2	$1	$—	$—	$134
Selected average balances:
Assets	$45,823	$3,085	$5,134	$14,393	$9,019	$77,454
Loans	44,253	2,277	5,007	—	14	51,551
Deposits	33,274	21,921	4,120	1,043	166	60,524
Statistical data:
Return on average assets (a) (c)	0.51%	(0.05)%	1.45%	n/m	n/m	0.15%
Efficiency ratio (b) (c)	37.55	99.39	65.36	n/m	n/m	57.79
(a)Return on average assets is calculated based on the greater of average assets or average liabilities and attributed equity.
(b)Noninterest expenses as a percentage of the sum of net interest income and noninterest income excluding net gains from securities and a derivative contract tied to the conversion rate of Visa Class B shares.
(c)See Defined Benefit Pension and Other Postretirement Costs in Note 1.
n/m – not meaningful
The Corporation operates in three primary markets - Texas, California and Michigan, as well as in Arizona and Florida, with select businesses operating in several other states and in Canada and Mexico. The Corporation produces market segment results for the Corporation’s three primary geographic markets as well as Other Markets. Other Markets includes Florida, Arizona, the International Finance division and businesses with a national perspective. The Finance & Other category includes the Finance segment and the Other category as previously described. Market segment results are provided as supplemental information to the business segment results and may not meet all operating segment criteria as set forth in GAAP. For comparability purposes, amounts in all periods are based on market segments and methodologies in effect at June 30, 2021.
A discussion of the financial results and the factors impacting performance can be found in the section entitled "Market Segments" in the "Strategic Lines of Business and Markets" section of the financial review.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries
Market segment financial results are as follows:

	Michigan	California	Texas	Other Markets	Finance & Other	Total
(dollar amounts in millions)
Three Months Ended June 30, 2021
Earnings summary:
Net interest income (expense)	$178	$174	$114	$124	$(125)	$465
Provision for credit losses	(26)	(24)	(77)	(7)	(1)	(135)
Noninterest income	72	41	35	120	16	284
Noninterest expenses	136	116	91	111	9	463
Provision (benefit) for income taxes	29	29	29	34	(28)	93
Net income (loss)	$111	$94	$106	$106	$(89)	$328
Net credit-related charge-offs (recoveries)	$1	$—	$(12)	$—	$—	$(11)
Selected average balances:
Assets	$12,830	$17,679	$10,615	$11,614	$35,122	$87,860
Loans	12,245	17,515	10,008	10,048	12	49,828
Deposits	26,709	20,582	11,153	15,914	1,162	75,520
Statistical data:
Return on average assets (a)	1.62%	1.75%	3.35%	2.51%	n/m	1.50%
Efficiency ratio (b)	54.18	53.63	61.35	45.41	n/m	61.66
Three Months Ended June 30, 2020
Earnings summary:
Net interest income (expense)	$161	$169	$115	$117	$(91)	$471
Provision for credit losses	41	47	31	19	—	138
Noninterest income	64	34	30	106	13	247
Noninterest expenses (c)	138	98	89	104	5	434
Provision (benefit) for income taxes (c)	8	13	5	21	(19)	28
Net income (loss) (c)	$38	$45	$20	$79	$(64)	$118
Net credit-related charge-offs (recoveries)	$1	$(1)	$46	$4	$—	$50
Selected average balances:
Assets	$13,617	$18,403	$11,555	$12,345	$25,724	$81,644
Loans	13,092	18,249	11,162	10,998	(3)	53,498
Deposits	23,396	17,410	10,198	12,178	1,100	64,282
Statistical data:
Return on average assets (a) (c)	0.62%	0.98%	0.71%	2.40%	n/m	0.58%
Efficiency ratio (b) (c)	61.00	48.08	61.06	46.21	n/m	60.11
(a)Return on average assets is calculated based on the greater of average assets or average liabilities and attributed equity.
(b)Noninterest expenses as a percentage of the sum of net interest income and noninterest income excluding net gains from securities and a derivative contract tied to the conversion rate of Visa Class B shares.
(c)See Defined Benefit Pension and Other Postretirement Costs in Note 1.
n/m – not meaningful.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

	Michigan	California	Texas	Other Markets	Finance & Other	Total
(dollar amounts in millions)
Six Months Ended June 30, 2021
Earnings summary:
Net interest income (expense)	$333	$346	$227	$241	$(239)	$908
Provision for credit losses	(54)	(78)	(163)	(22)	—	(317)
Noninterest income	138	89	71	224	32	554
Noninterest expenses	272	220	179	223	16	910
Provision (benefit) for income taxes	51	69	60	64	(53)	191
Net income (loss)	$202	$224	$222	$200	$(170)	$678
Net credit-related charge-offs (recoveries)	$1	$1	$(10)	$—	$—	$(8)
Selected average balances:
Assets	$12,851	$17,851	$10,627	$11,576	$33,313	$86,218
Loans	12,279	17,702	10,078	10,139	8	50,206
Deposits	26,191	20,221	10,965	14,938	1,152	73,467
Statistical data:
Return on average assets (a)	1.51%	2.13%	3.61%	2.53%	n/m	1.59%
Efficiency ratio (b)	57.50	50.33	60.13	47.92	n/m	62.10
Six Months Ended June 30, 2020
Earnings summary:
Net interest income (expense)	$324	$345	$230	$209	$(124)	$984
Provision for credit losses	65	93	321	70	—	549
Noninterest income	136	67	60	196	25	484
Noninterest expenses (c)	275	191	172	198	15	851
Provision (benefit) for income taxes (c)	24	30	(45)	26	(26)	9
Net income (loss) (c)	$96	$98	$(158)	$111	$(88)	$59
Net credit-related charge-offs	$4	$7	$116	$7	$—	$134
Selected average balances:
Assets	$13,223	$18,164	$11,340	$11,331	$23,396	$77,454
Loans	12,665	17,978	10,858	10,051	(1)	51,551
Deposits	22,037	16,985	9,697	10,596	1,209	60,524
Statistical data:
Return on average assets (a) (c)	0.84%	1.09%	(2.79)%	1.92%	n/m	0.15%
Efficiency ratio (b) (c)	59.41	46.32	59.24	48.65	n/m	57.79
(a)Return on average assets is calculated based on the greater of average assets or average liabilities and attributed equity.
(b)Noninterest expenses as a percentage of the sum of net interest income and noninterest income excluding net gains from securities and a derivative contract tied to the conversion rate of Visa Class B shares.
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

	Commercial Bank	Retail Bank	Wealth Management	Finance & Other	Total
(in millions)
Three Months Ended June 30, 2021
Revenue from contracts with customers:
Card fees	$72	$11	$1	$—	$84
Fiduciary income	—	—	60	—	60
Service charges on deposit accounts	33	13	1	—	47
Commercial loan servicing fees (a)	6	—	—	—	6
Brokerage fees	—	—	4	—	4
Other noninterest income (b)	4	3	4	—	11
Total revenue from contracts with customers	115	27	70	—	212
Other sources of noninterest income	52	3	1	16	72
Total noninterest income	$167	$30	$71	$16	$284
Three Months Ended June 30, 2020
Revenue from contracts with customers:
Card fees	$59	$8	$1	$—	$68
Fiduciary income	—	—	52	—	52
Service charges on deposit accounts	30	11	1	—	42
Commercial loan servicing fees (a)	4	—	—	—	4
Brokerage fees	—	—	5	—	5
Other noninterest income (b)	11	2	4	—	17
Total revenue from contracts with customers	104	21	63	—	188
Other sources of noninterest income	40	3	3	13	59
Total noninterest income	$144	$24	$66	$13	$247
Six Months Ended June 30, 2021
Revenue from contracts with customers:
Card fees	$132	$21	$2	$—	$155
Fiduciary income	—	—	113	—	113
Service charges on deposit accounts	67	26	2	—	95
Commercial loan servicing fees (a)	10	—	—	—	10
Brokerage fees	—	—	8	—	8
Other noninterest income (b)	9	7	9	—	25
Total revenue from contracts with customers	218	54	134	—	406
Other sources of noninterest income	108	4	4	32	148
Total noninterest income	$326	$58	$138	$32	$554
Six Months Ended June 30, 2020
Revenue from contracts with customers:
Card fees	$108	$17	$2	$—	$127
Fiduciary income	—	—	106	—	106
Service charges on deposit accounts	62	27	2	—	91
Commercial loan servicing fees (a)	8	—	—	—	8
Brokerage fees	—	—	12	—	12
Other noninterest income (b)	15	5	9	—	29
Total revenue from contracts with customers	193	49	131	—	373
Other sources of noninterest income	78	3	5	25	111
Total noninterest income	$271	$52	$136	$25	$484
(a)Included in commercial lending fees on the Consolidated Statements of Comprehensive Income.
(b)Excludes derivative, warrant and other miscellaneous income.
    Adjustments to revenue during the three- and six-month periods ended June 30, 2021 and 2020 for refunds or credits relating to prior periods were not significant.
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

RESULTS OF OPERATIONS
Three Months Ended June 30, 2021 compared to Three Months Ended June 30, 2020
Net income for the three months ended June 30, 2021 was $328 million, compared to $118 million for the three months ended June 30, 2020. The $210 million increase in net income was driven by lower provision for credit losses, which reflected the economy re-opening as well as improvements in the economic forecast and in the Energy portfolio since the onset of the pandemic last year, as well as a decline in criticized loans. Higher noninterest expenses and lower net interest income were partially offset by an increase in noninterest income. Net income per diluted common share was $2.32 and $0.84 for the three months ended June 30, 2021 and 2020, respectively, an increase of $1.48 per diluted common share.
Effective January 1, 2021, the Corporation elected to change the accounting methodology for determining market-related value of plan assets (MRVA) for certain classes of assets in the qualified defined benefit pension plan. The impact of the change for the three months ended June 30, 2021 was an increase to the pension benefit reduction to noninterest expenses of $5 million and a corresponding increase to net income of $4 million. The change in accounting methodology is applied retrospectively to all prior periods presented in the consolidated financial statements. Discussion of results of operations is based on recast results. See Note 1 to the consolidated financial statements for further information and impacts of the change in accounting policy.

Analysis of Net Interest Income

	Three Months Ended
	June 30, 2021			June 30, 2020
(dollar amounts in millions)	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Commercial loans (a)	$30,042	$255	3.38%	$33,944	$271	3.22%
Real estate construction loans	4,191	34	3.30	3,887	35	3.60
Commercial mortgage loans	10,093	72	2.87	9,800	76	3.12
Lease financing	578	4	2.82	592	5	3.34
International loans	1,034	8	3.21	1,137	10	3.51
Residential mortgage loans	1,817	14	3.09	1,895	17	3.49
Consumer loans	2,073	17	3.37	2,243	20	3.62
Total loans (b)	49,828	404	3.25	53,498	434	3.26
Mortgage-backed securities (c)	11,053	53	1.94	9,785	57	2.39
U.S. Treasury securities (d)	4,350	17	1.53	2,857	17	2.47
Total investment securities	15,403	70	1.82	12,642	74	2.41
Interest-bearing deposits with banks	16,126	5	0.11	9,709	2	0.11
Other short-term investments	176	—	0.20	140	1	0.48
Total earning assets	81,533	479	2.36	75,989	511	2.71
Cash and due from banks	982			848
Allowance for loan losses	(755)			(932)
Accrued income and other assets	6,100			5,739
Total assets	$87,860			$81,644
Money market and interest-bearing checking deposits	$29,993	4	0.06	$26,320	12	0.18
Savings deposits	3,021	—	0.01	2,394	—	0.02
Customer certificates of deposit	2,126	1	0.22	2,801	8	1.21
Foreign office time deposits	40	—	0.10	81	—	0.34
Total interest-bearing deposits	35,180	5	0.06	31,596	20	0.26
Short-term borrowings	2	—	—	882	1	0.25
Medium- and long-term debt	2,858	9	1.18	7,206	19	1.09
Total interest-bearing sources	38,040	14	0.15	39,684	40	0.41
Noninterest-bearing deposits	40,340			32,686
Accrued expenses and other liabilities	1,523			1,682
Shareholders’ equity	7,957			7,592
Total liabilities and shareholders’ equity	$87,860			$81,644
Net interest income/rate spread		$465	2.21		$471	2.30
Impact of net noninterest-bearing sources of funds			0.08			0.20
Net interest margin (as a percentage of average earning assets)			2.29%			2.50%
(a)Included Paycheck Protection Program (PPP) loans with average balances of $3.5 billion and $2.6 billion, interest income of $32 million and $14 million and average yields of 3.66% and 2.21% for the three months ended June 30, 2021 and 2020, respectively. Period-end net deferred fees totaled $53 million and $83 million at June 30, 2021 and June 30, 2020, respectively.
(b)Nonaccrual loans are included in average balances reported and in the calculation of average rates.
(c)Average balances included $91 million and $278 million of unrealized gains and losses for the three months ended June 30, 2021 and 2020, respectively; yields calculated gross of these unrealized gains and losses.
(d)Average balances included $33 million and $111 million of unrealized gains and losses for the three months ended June 30, 2021 and 2020, respectively; yields calculated gross of these unrealized gains and losses.

Rate/Volume Analysis

	Three Months Ended
	June 30, 2021/June 30, 2020
(in millions)	(Decrease) Increase Due to Rate	(Decrease) Increase Due to Volume (a)	Net (Decrease) Increase
Interest Income:
Loans	$(2)	$(28)	$(30)
Investment securities	(17)	13	(4)
Interest-bearing deposits with banks	—	3	3
Other short-term investments	(1)	—	(1)
Total interest income	(20)	(12)	(32)
Interest Expense:
Interest-bearing deposits	(16)	1	(15)
Short-term borrowings	(1)	—	(1)
Medium- and long-term debt	2	(12)	(10)
Total interest expense	(15)	(11)	(26)
Net interest income	$(5)	$(1)	$(6)
(a)Rate/volume variances are allocated to variances due to volume.
Net interest income was $465 million for the three months ended June 30, 2021, a decrease of $6 million compared to $471 million for the three months ended June 30, 2020. The decrease in net interest income was driven by lower loan volume and the impact of an increase in lower-yielding investment securities, partially offset by lower rates paid on interest-bearing deposits and reduced borrowing volume. Net interest margin was 2.29 percent for the three months ended June 30, 2021, a decline of 21 basis points from 2.50 percent for the three months ended June 30, 2020. Average earning assets increased $5.5 billion, due to increases of $6.4 billion in interest-bearing deposits with banks and $2.8 billion in investment securities, partially offset by a $3.7 billion decrease in loans. Average interest-bearing funding sources decreased $1.6 billion, reflecting a $4.3 billion decrease in medium- and long-term debt and an $880 million decrease in short-term borrowings, partially offset by a $3.6 billion increase in interest-bearing deposits.
Provision for Credit Losses
    The provision for credit losses, which includes the provision for loan losses and the provision for credit losses on lending-related commitments, was a benefit of $135 million for the three months ended June 30, 2021, compared to an expense of $138 million for the three months ended June 30, 2020. The change in the provision for credit losses reflected the economy re-opening as well as improvements in the economic forecast and in the Energy portfolio since the onset of the pandemic last year, as well as a decline in criticized loans. Net loan recoveries were $11 million for the three months ended June 30, 2021, compared to net loan charge-offs of $50 million, or 37 basis points of average total loans for the three months ended June 30, 2020, primarily driven by a decrease in Energy net charge-offs of $57 million to a net recovery of $12 million for the three months ended June 30, 2021.
    An analysis of the allowance for credit losses and a summary of nonperforming assets are presented under the "Credit Risk" subheading in the "Risk Management" section of this financial review.

Noninterest Income

	Three Months Ended June 30,
(in millions)	2021	2020
Card fees	$84	$68
Fiduciary income	60	52
Service charges on deposit accounts	47	42
Commercial lending fees	27	17
Derivative income (a)	22	19
Letter of credit fees	10	9
Bank-owned life insurance	9	9
Brokerage fees	4	5
Net securities gains	—	1
Other noninterest income (a)(b)	21	25
Total noninterest income	$284	$247
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
    Noninterest income increased $37 million to $284 million for the three months ended June 30, 2021, reflecting an increase in card fees as a result of higher activity including from stimulus payments, as well as increases in fiduciary income, syndication agent fees (component of commercial lending fees), service charges on deposit accounts and derivative income. Noninterest income was also impacted by a decrease in other noninterest income, as detailed below, driven by lower securities trading income, partially offset by higher deferred compensation asset returns (offset in other noninterest expenses).
    The following table presents certain categories included in other noninterest income on the Consolidated Statements of Comprehensive Income.

	Three Months Ended June 30,
(in millions)	2021	2020
Deferred compensation asset returns (a)	$6	$2
Income from principal investing and warrants	2	—
Investment banking fees	2	4
Securities trading income	2	10
All other noninterest income	9	9
Other noninterest income	$21	$25
(a)    Compensation deferred by the Corporation's officers and directors is invested based on investment selections of the officers and directors. Income earned on these assets is reported in other noninterest income and the offsetting change in deferred compensation plan liabilities is reported in salaries and benefits expense.
Noninterest Expenses

	Three Months Ended June 30,
(in millions)	2021	2020
Salaries and benefits expense	$277	$249
Outside processing fee expense	71	62
Occupancy expense	38	37
Software expense	38	39
Equipment expense	13	12
Advertising expense	9	8
FDIC insurance expense	7	8
Other noninterest expenses (a)	10	19
Total noninterest expenses (a)	$463	$434
(a)    The three months ended June 30, 2020 have been recast to reflect the retrospective application of the Corporation's election to change the accounting method for certain components of expense related to the defined pension plan, resulting in a decrease of $6 million from the previously reported balances. See Note 1 to the consolidated financial statements for further information and impacts of the change in accounting policy.
Noninterest expenses increased $29 million to $463 million, primarily reflecting increases in salaries and benefits expense and outside processing fee expense, partially offset by a decrease in other noninterest expenses. The increase in salaries and benefits expense was mostly a result of lower performance-related compensation in 2020 due to the expected impact to performance from the COVID-19 pandemic, as well as the impact of annual merit increases. Higher technology-related labor costs (related to contract labor), staff insurance (from elevated claims) and deferred compensation expense (offset in other noninterest income) also contributed to the increase in salaries and benefits expense. The increase in outside processing fee expense was primarily due to higher volumes of government card transactions (tied to card fee revenue) and data processing support for PPP loans, while the decrease in other noninterest expense was driven by lower non-salary pension expense and operational losses, partially offset by higher litigation-related expenses.
Six Months Ended June 30, 2021 compared to Six Months Ended June 30, 2020
Net income for the six months ended June 30, 2021 was $678 million, an increase of $619 million compared to $59 million for the six months ended June 30, 2020. The increase was driven by lower provision for credit losses and higher noninterest income, partially offset by a decrease in net interest income and higher noninterest expenses. For the six months ended June 30, 2021, net income per diluted common share was $4.76, an increase of $4.34 compared to $0.42 for the six months ended June 30, 2020.
Effective January 1, 2021, the Corporation elected to change the accounting methodology for determining MRVA for certain classes of assets in the qualified defined benefit pension plan. The impact of the change for the six months ended June 30, 2021 was an increase to the pension benefit reduction to noninterest expenses of $9 million and a corresponding increase to net income of $7 million. The change in accounting methodology is applied retrospectively to all prior periods presented in the consolidated financial statements. Discussion of results of operations is based on recast results. See Note 1 to the consolidated financial statements for further information and impacts of the change in accounting policy.

Analysis of Net Interest Income

	Six Months Ended
	June 30, 2021			June 30, 2020
(dollar amounts in millions)	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Commercial loans (a)	$30,502	$507	3.36%	$32,321	$585	3.64%
Real estate construction loans	4,164	69	3.34	3,725	78	4.19
Commercial mortgage loans	10,022	142	2.86	9,719	177	3.66
Lease financing (b)	585	(8)	(2.87)	587	10	3.49
International loans	999	16	3.19	1,071	21	3.96
Residential mortgage loans	1,813	28	3.11	1,875	34	3.58
Consumer loans	2,121	36	3.39	2,253	46	4.12
Total loans (c)	50,206	790	3.17	51,551	951	3.71
Mortgage-backed securities (d)	10,657	105	1.98	9,649	114	2.40
U.S. Treasury securities (e)	4,493	34	1.56	2,837	34	2.47
Total investment securities	15,150	139	1.86	12,486	148	2.42
Interest-bearing deposits with banks	14,507	9	0.11	7,558	20	0.55
Other short-term investments	173	—	0.24	147	1	0.80
Total earning assets	80,036	938	2.36	71,742	1,120	3.15
Cash and due from banks	976			843
Allowance for loan losses	(835)			(812)
Accrued income and other assets	6,041			5,681
Total assets	$86,218			$77,454
Money market and interest-bearing checking deposits	$29,505	10	0.07	$25,486	57	0.45
Savings deposits	2,911	—	0.02	2,298	—	0.04
Customer certificates of deposit	2,141	2	0.23	2,900	19	1.32
Other time deposits	—	—	—	35	—	2.00
Foreign office time deposits	52	—	0.09	82	—	0.82
Total interest-bearing deposits	34,609	12	0.07	30,801	76	0.50
Short-term borrowings	2	—	—	519	1	0.34
Medium- and long-term debt	3,232	18	1.07	7,266	59	1.63
Total interest-bearing sources	37,843	30	0.15	38,586	136	0.71
Noninterest-bearing deposits	38,858			29,723
Accrued expenses and other liabilities	1,469			1,630
Shareholders’ equity	8,048			7,515
Total liabilities and shareholders’ equity	$86,218			$77,454
Net interest income/rate spread		$908	2.21		$984	2.44
Impact of net noninterest-bearing sources of funds			0.08			0.33
Net interest margin (as a percentage of average earning assets)			2.29%			2.77%
(a)Included PPP loans with average balances of $3.5 billion and $1.3 billion, interest income of $62 million and $14 million and average yields of 3.57% and 2.21% for the six months ended June 30, 2021 and 2020, respectively. Period-end net deferred fees totaled $53 million and $83 million at June 30, 2021 and June 30, 2020, respectively.
(b)The six months ended June 30, 2021 included residual value adjustments totaling $17 million, which impacted the average yield on loans by 7 basis points.
(c)Nonaccrual loans are included in average balances reported and in the calculation of average rates.
(d)Average balances included $124 million and $191 million of unrealized gains and losses for the six months ended June 30, 2021 and 2020, respectively; yields calculated gross of these unrealized gains and losses.
(e)Average balances included $45 million and $91 million of unrealized gains and losses for the six months ended June 30, 2021 and 2020, respectively; yields calculated gross of these unrealized gains and losses.

Rate/Volume Analysis

	Six Months Ended
	June 30, 2021/June 30, 2020
(in millions)	Decrease Due to Rate	(Decrease) Increase Due to Volume (a)	Net Decrease
Interest Income:
Loans	$(141)	$(20)	$(161)
Investment securities	(33)	24	(9)
Interest-bearing deposits with banks	(16)	5	(11)
Other short-term investments	(1)	—	(1)
Total interest income	(191)	9	(182)
Interest Expense:
Interest-bearing deposits	(65)	1	(64)
Short-term borrowings	(1)	—	(1)
Medium- and long-term debt	(19)	(22)	(41)
Total interest expense	(85)	(21)	(106)
Net interest income	$(106)	$30	$(76)
(a)Rate/volume variances are allocated to variances due to volume.
Net interest income was $908 million for the six months ended June 30, 2021, a decrease of $76 million compared to $984 million for the six months ended June 30, 2020. The decrease in net interest income reflected lower yields on earning assets, partially offset by lower rates paid on deposits and debt. Net interest margin was 2.29 percent for the six months ended June 30, 2021, a decrease of 48 basis points compared to 2.77 percent for the comparable period in 2020. The decrease in net interest margin reflected the decline in the average 30-day LIBOR, from 0.88 percent for the six months ended June 30, 2020 to 0.11 percent for the six months ended June 30, 2021. Average earning assets increased $8.3 billion, due to increases of $6.9 billion in interest-bearing deposits with banks and $2.7 billion in investment securities, partially offset by a small decrease in loans. Average interest-bearing funding sources decreased $743 million, reflecting a $4.0 billion decrease in medium- and long-term debt and a $517 million decrease in short-term borrowings, partially offset by a $3.8 billion increase in interest-bearing deposits.
For further discussion of the effects of market rates on net interest income, refer to the "Market and Liquidity Risk" section of this financial review.
Provision for Credit Losses
The provision for credit losses was a benefit of $317 million for the six months ended June 30, 2021, compared to an expense of $549 million for the six months ended June 30, 2020. The change in provision for credit losses reflected the economy re-opening as well as improvements in the economic forecast and in the Energy portfolio since the onset of the pandemic last year. Net loan recoveries were $8 million for the six months ended June 30, 2021, compared to net loan charge-offs of $134 million for the six months ended June 30, 2020, largely driven by a decrease of $125 million in Energy net charge-offs.
An analysis of the allowance for credit losses and nonperforming assets is presented under the "Credit Risk" subheading in the "Risk Management" section of this financial review.

Noninterest Income

	Six Months Ended June 30,
(in millions)	2021	2020
Card fees	$155	$127
Fiduciary income	113	106
Service charges on deposit accounts	95	91
Commercial lending fees	45	34
Derivative income (a)	52	39
Letter of credit fees	20	18
Bank-owned life insurance	20	21
Brokerage fees	8	12
Net securities losses	—	—
Other noninterest income (a)(b)	46	36
Total noninterest income	$554	$484
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
    Noninterest income increased $70 million to $554 million, including increases in card fees, derivative income and fiduciary income, as well as increases in syndication agent fees and loan commitment fees (both components of commercial lending fees). The increase in card fees resulted from higher activity mostly related to stimulus payments, while the increase in derivative income was primarily due to favorable valuation adjustments, partially offset by a decrease in interest rate swap activity. Noninterest income was also impacted by an increase in other noninterest income, as detailed below, driven by increases in deferred compensation asset returns (offset in noninterest expenses) and income from principal investing and warrants, partially offset by lower securities trading income.
    The following table presents certain categories included in other noninterest income on the Consolidated Statements of Comprehensive Income.

	Six Months Ended June 30,
(in millions)	2021	2020
Deferred compensation asset returns (a)	$9	$(1)
Income from principal investing and warrants	8	—
Investment banking fees	6	7
Securities trading income	4	12
All other noninterest income	19	18
Other noninterest income	$46	$36
(a)    Compensation deferred by the Corporation's officers and directors is invested based on investment selections of the officers and directors. Income earned on these assets is reported in other noninterest income and the offsetting change in deferred compensation plan liabilities is reported in salaries and benefits expense.
Noninterest Expenses

	Six Months Ended June 30,
(in millions)	2021	2020
Salaries and benefits expense	$559	$491
Outside processing fee expense	135	119
Occupancy expense	77	74
Software expense	77	76
Equipment expense	25	24
Advertising expense	15	15
FDIC insurance expense	13	16
Other noninterest expenses (a)	9	36
Total noninterest expenses (a)	$910	$851
(a)    The six months ended June 30, 2020 has been recast to reflect the retrospective application of the Corporation's election to change the accounting method for certain components of expense related to the defined pension plan, resulting in a decrease of $14 million from the previously reported balances. See Note 1 to the consolidated financial statements for further information and impacts of the change in accounting policy.
Noninterest expenses increased $59 million to $910 million, due to increases in salaries and benefits expense and outside processing fee expense, partially offset by a decrease in other noninterest expenses. The increase in salaries and benefits expense reflected lower performance-related compensation in 2020, including stock-based compensation, due to the expected impact to performance from the COVID-19 pandemic. Higher deferred compensation expense (offset in other noninterest income), technology-related labor costs (related to contract labor) and staff insurance (from elevated claims) also contributed to the increase in salaries and benefits expense. The increase in outside processing fee expense was primarily due to higher volumes of government card transactions (tied to card fee revenue), while the decrease in other noninterest expense was driven by lower non-salary pension expense and operational losses, partially offset by higher litigation-related expenses.

OUTLOOK
This outlook is based on management expectations for continued improvement in economic conditions.

Trends for Second Half of 2021 Relative to Second Quarter 2021

Average loans	•Solid loan growth in nearly all business lines (excluding PPP), more than offset by forgiveness of the bulk of PPP loans.
Average deposits	•Deposits to remain strong.
Net interest income	•Net interest income reflects benefit of higher loan volume (excluding PPP loans) and additional days, more than offset by the impact from lower PPP loans.
Credit quality	•Strong credit quality continues.
Noninterest income
•Growth in customer-related fees due to rebounding economic activity, more than offset by lower card fees (decrease in stimulus activity), fiduciary (annual tax preparation fees in second quarter) and deferred compensation from elevated levels.

Noninterest expenses	•Increases in seasonal expenses and technology investments, more than offset by lower litigation-related expenses and deferred compensation from elevated levels.
Tax rate	•Income tax expense for full-year 2021 to be between 22 and 23 percent of pre-tax income, excluding discrete items.
Capital	•Continue share repurchases; CET1 target of approximately 10 percent.
STRATEGIC LINES OF BUSINESS AND MARKETS
The Corporation has strategically aligned its operations into three major business segments: the Commercial Bank, the Retail Bank and Wealth Management. These business segments are differentiated based on the type of customer and the related products and services provided. In addition to the three major business segments, the Finance Division is also reported as a segment. The Other category includes items not directly associated with the business segments or the Finance segment. The performance of the business segments is not comparable with the Corporation's consolidated results and is not necessarily comparable with similar information for any other financial institution. Additionally, because of the interrelationships of the various segments, the information presented is not indicative of how the segments would perform if they operated as independent entities. Market segment results are also provided for the Corporation's three primary geographic markets: Michigan, California and Texas. In addition to the three primary geographic markets, Other Markets is also reported as a market segment. Note 13 to the consolidated financial statements describes the business activities of each business segment and presents financial results of the business and market segments for the three- and six-month periods ended June 30, 2021 and 2020.
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
Net interest income for each segment reflects the interest income generated by earning assets less interest expense on interest-bearing liabilities plus the net impact from associated internal funds transfer pricing (FTP). The FTP methodology allocates credits to each business segment for deposits and other funds provided as well as charges for loans and other assets being funded. FTP crediting rates on deposits and other funds provided reflect the long-term value of deposits and other funding sources based on their implied maturities. Due to the longer-term nature of implied maturities, FTP crediting rates are generally less volatile than changes in interest rates observed in the market. FTP charge rates for funding loans and other assets reflect a matched cost of funds based on the pricing and duration characteristics of the assets. As a result of applying matched funding, interest revenue for each segment resulting from loans and other assets is generally not impacted by changes in interest rates. Therefore, net interest income for each segment primarily reflects the volume of loans and other earning assets at the spread over the matched cost of funds, as well as the volume of deposits at the associated FTP crediting rates. Due to the impact of lower interest rates, business segments, particularly those focused on generating deposits, were impacted by lower FTP crediting rates on deposits in the six months ended June 30, 2021 compared to the same period in the prior year. Similarly, FTP charges for funding loans decreased in the six months ended June 30, 2021, compared to the same period in the prior year.
Business Segments
The following sections present a summary of the performance of each of the Corporation's business segments for the six months ended June 30, 2021 compared to the same period in the prior year. The six months ended June 30, 2021 has been recast to reflect the retrospective application of the Corporation's election to change the accounting method for certain components of expense related to the defined pension plan. Further information about the change in accounting methodology is presented in Note 1 to the consolidated financial statements.
Commercial Bank

	Six Months Ended			Percent Change
(dollar amounts in millions)	June 30, 2021	June 30, 2020	Change
Earnings summary:
Net interest income	$784	$782	$2	—%
Provision for credit losses	(300)	513	(813)	n/m
Noninterest income	326	271	55	21
Noninterest expenses	419	395	24	6
Provision for income taxes	224	28	196	n/m
Net income	$767	$117	$650	n/m
Net credit-related (recoveries) charge-offs	$(10)	$131	$(141)	n/m

Selected average balances:
Loans (a)	$42,625	$44,253	$(1,628)	(4)%
Deposits	42,399	33,274	9,125	27
(a)Included PPP loans with average balances of $2.7 billion and $1.0 billion for the six months ended June 30, 2021 and 2020, respectively.
n/m - not meaningful
Average loans decreased $1.6 billion, primarily due to decreases in National Dealer Services and Energy, partially offset by increases in Mortgage Banker Finance and Commercial Real Estate. Average deposits increased $9.1 billion, reflecting increases in all deposit categories with the exception of time deposits. The Commercial Bank's net income increased $650 million. Net interest income was stable, while the provision for credit losses decreased $813 million to a benefit of $300 million, reflecting benefits from the economy re-opening as well as sustained improvements in the economic forecasts and in the Energy portfolio since the onset of the pandemic last year. Net credit-related charge-offs decreased $141 million to a $10 million recovery, primarily due to a reduction in Energy net charge-offs. Noninterest income increased $55 million with increases in card fees, derivative income and commercial lending fees, partially offset by a decrease in investment banking fees. Noninterest expenses increased $24 million, primarily reflecting increases in salaries and benefits expense, corporate overhead and outside processing fee expense, which were partially offset by a decrease in litigation-related expenses.

Retail Bank

	Six Months Ended			Percent Change
(dollar amounts in millions)	June 30, 2021	June 30, 2020	Change
Earnings summary:
Net interest income	$278	$245	$33	14%
Provision for credit losses	(1)	8	(9)	n/m
Noninterest income	58	52	6	10
Noninterest expenses	322	298	24	8
Provision (benefit) for income taxes	1	(2)	3	n/m
Net income (loss)	$14	$(7)	$21	n/m
Net credit-related charge-offs	$2	$2	$—	—

Selected average balances:
Loans (a)	$2,576	$2,277	$299	13%
Deposits	24,951	21,921	3,030	14
(a)Included PPP loans with average balances of $625 million and $182 million for the six months ended June 30, 2021 and 2020, respectively.
n/m - not meaningful
Average loans increased $299 million due to loans to small businesses, driven by PPP loans. Average deposits increased $3.0 billion, including increases in all deposit categories with the exception of time deposits. The Retail Bank's net income increased $21 million from a net loss of $7 million. Net interest income increased $33 million, primarily due to higher deposit volumes earning FTP crediting rates. Provision for credit losses decreased $9 million to a benefit of $1 million. Noninterest income increased $6 million, driven by an increase in card fees. Noninterest expenses increased $24 million, primarily due to increases in litigation-related expenses, corporate overhead and salaries and benefits expense, which were partially offset by a decrease in operational losses.
Wealth Management

	Six Months Ended			Percent Change
(dollar amounts in millions)	June 30, 2021	June 30, 2020	Change
Earnings summary:
Net interest income	$85	$81	$4	5%
Provision for credit losses	(16)	28	(44)	n/m
Noninterest income	138	136	2	2
Noninterest expenses	153	143	10	7
Provision for income taxes	19	9	10	90
Net income	$67	$37	$30	83
Net credit-related charge-offs	$—	$1	$(1)	n/m
Selected average balances:
Loans (a)	$4,998	$5,007	$(9)	—%
Deposits	4,965	4,120	845	20
(a)Included PPP loans with average balances of $188 million and $70 million for the six months ended June 30, 2021 and 2020, respectively.
n/m - not meaningful
    Average loans were stable at $5.0 billion, while average deposits increased $845 million, reflecting increases in all deposit categories with the exception of time deposits. Wealth Management's net income increased $30 million to $67 million. Net interest income increased $4 million and provision for credit losses decreased $44 million to a benefit of $16 million due to the improving economic outlook. Noninterest income was relatively stable, while noninterest expenses increased $10 million, primarily reflecting increases in corporate overhead and salaries and benefits expense.
Market Segments
The following sections present a summary of the performance of each of the Corporation's market segments for the six months ended June 30, 2021 compared to the same period in the prior year. The six months ended June 30, 2021 has been recast to reflect the retrospective application of the Corporation's election to change the accounting method for certain components of expense related to the defined pension plan. Further information about the change in accounting methodology is presented in Note 1 to the consolidated financial statements.

Michigan

	Six Months Ended			Percent Change
(dollar amounts in millions)	June 30, 2021	June 30, 2020	Change
Earnings summary:
Net interest income	$333	$324	$9	3%
Provision for credit losses	(54)	65	(119)	n/m
Noninterest income	138	136	2	1
Noninterest expenses	272	275	(3)	(1)
Provision for income taxes	51	24	27	n/m
Net income	$202	$96	$106	n/m
Net credit-related charge-offs	$1	$4	$(3)	(62)

Selected average balances:
Loans (a)	$12,279	$12,665	$(386)	(3)%
Deposits	26,191	22,037	4,154	19
(a)Included PPP loans with average balances of $1.4 billion and $487 million for the six months ended June 30, 2021 and 2020, respectively.
n/m - not meaningful
Average loans were relatively stable, while average deposits increased $4.2 billion, reflecting increases in all deposit categories with the exception of time deposits. The Michigan market's net income increased $106 million. Net interest income increased $9 million, while noninterest income and noninterest expenses were stable. Provision for credit losses decreased $119 million to a benefit of $54 million, primarily due to decreases in general Middle Market, Business Banking and Corporate Banking.
California

	Six Months Ended			Percent Change
(dollar amounts in millions)	June 30, 2021	June 30, 2020	Change
Earnings summary:
Net interest income	$346	$345	$1	—%
Provision for credit losses	(78)	93	(171)	n/m
Noninterest income	89	67	22	34
Noninterest expenses	220	191	29	15
Provision for income taxes	69	30	39	n/m
Net income	$224	$98	$126	n/m
Net credit-related charge-offs	$1	$7	$(6)	(83)%

Selected average balances:
Loans (a)	$17,702	$17,978	$(276)	(2)%
Deposits	20,221	16,985	3,236	19
(a)Included PPP loans with average balances of $1.2 billion and $444 million for the six months ended June 30, 2021 and 2020, respectively.
n/m - not meaningful
Average loans were relatively stable, while average deposits increased $3.2 billion, including increases in all deposit categories with the exception of time deposits. The California market's net income increased $126 million. Net interest income was stable, while the provision for credit losses decreased $171 million to a benefit of $78 million, primarily reflecting decreases in general Middle Market and Commercial Real Estate. Net credit-related charge-offs decreased $6 million, mainly due to a decrease in Technology and Life Sciences. Noninterest income increased $22 million, mostly from derivative and warrant income. Noninterest expenses increased $29 million, including increases in litigation-related expenses, corporate overhead and salaries and benefits expense.

Texas

	Six Months Ended			Percent Change
(dollar amounts in millions)	June 30, 2021	June 30, 2020	Change
Earnings summary:
Net interest income	$227	$230	$(3)	(2)%
Provision for credit losses	(163)	321	(484)	n/m
Noninterest income	71	60	11	17
Noninterest expenses	179	172	7	4
Provision (benefit) for income taxes	60	(45)	105	n/m
Net income (loss)	$222	$(158)	$380	n/m
Net credit-related (recoveries) charge-offs	$(10)	$116	$(126)	n/m

Selected average balances:
Loans (a)	$10,078	$10,858	$(780)	(7)%
Deposits	10,965	9,697	1,268	13
(a)Included PPP loans with average balances of $669 million and $256 million for the six months ended June 30, 2021 and 2020, respectively.
n/m - not meaningful
Average loans decreased $780 million, primarily due to a decrease in Energy. Average deposits increased $1.3 billion, reflecting increases in all deposit categories with the exception of time deposits. The Texas market's net income increased $380 million from a net loss of $158 million. Net interest income decreased $3 million, while the provision for credit losses decreased $484 million to a benefit of $163 million and net credit-related charge-offs decreased $126 million to a recovery of $10 million, both reflecting decreases in Energy. Noninterest income increased $11 million, reflecting increased derivative income and investment banking fees. Noninterest expenses increased $7 million, mainly due to increases in corporate overhead and salaries and benefits expense, partially offset by a decrease in operational losses.
Other Markets

	Six Months Ended			Percent Change
(dollar amounts in millions)	June 30, 2021	June 30, 2020	Change
Earnings summary:
Net interest income	$241	$209	$32	16%
Provision for credit losses	(22)	70	(92)	n/m
Noninterest income	224	196	28	14
Noninterest expenses	223	198	25	13
Provision for income taxes	64	26	38	n/m
Net income	$200	$111	$89	81
Net credit-related charge-offs	$—	$7	$(7)	n/m

Selected average balances:
Loans (a)	$10,139	$10,051	$88	1%
Deposits	14,938	10,596	4,342	41
(a)Included PPP loans with average balances of $311 million and $124 million for the six months ended June 30, 2021 and 2020, respectively.
n/m - not meaningful
Average loans were stable at $10.1 billion, while average deposits increased $4.3 billion, including increases in all deposit categories with the exception of time deposits. Other Markets' net income increased $89 million. Net interest income increased $32 million, primarily due to higher deposit volumes earning FTP crediting rates, while the provision for credit losses decreased $92 million to a benefit of $22 million, primarily reflecting decreases in Technology and Life Sciences and Corporate Banking. Net credit-related charge-offs decreased $7 million, mainly due to a decrease in Technology and Life Sciences. Noninterest income increased $28 million, mostly from increases in card fees and fiduciary income. Noninterest expenses increased $25 million, primarily reflecting increases in outside processing fees, salaries and benefits expense and corporate overhead, partially offset by lower operational losses.

Finance & Other

	Six Months Ended			Percent Change
(dollar amounts in millions)	June 30, 2021	June 30, 2020	Change
Earnings summary:
Net interest expense	$(239)	$(124)	$(115)	92%
Noninterest income	32	25	7	26
Noninterest expenses	16	15	1	5
Benefit for income taxes	(53)	(26)	(27)	n/m
Net loss	$(170)	$(88)	$(82)	93%

Selected average balances:
Loans	$8	$(1)	$9	n/m
Deposits	1,152	1,209	(57)	(5)%
n/m - not meaningful
Net loss for the Finance & Other category increased $82 million to $170 million. Net interest expense increased $115 million, primarily reflecting a decrease in net FTP revenue as a result of lower rates charged to the business segments under the Corporation's internal FTP methodology. Noninterest income increased $7 million, primarily driven by an increase in securities trading income, while noninterest expenses were stable.
The following table lists the Corporation's banking centers by geographic market segment.

	June 30,
	2021	2020
Michigan	188	190
Texas	123	123
California	95	96
Other Markets	25	25
Total	431	434

FINANCIAL CONDITION
Second Quarter 2021 Compared to Fourth Quarter 2020
Period-End Balances
Total assets increased $226 million to $88.4 billion, driven by increases of $809 million in investment securities to deploy excess liquidity and $757 million in interest-bearing deposits with banks, partially offset by a decrease of $1.8 billion in net loans. The decline in loans includes a $1.5 billion decline in National Dealer Services as a result of low inventories as well as a $677 million decline in Mortgage Banker Finance from elevated activity in 2020. PPP loans decreased $663 million to $2.8 billion, reflecting repayments of $1.7 billion, primarily through the forgiveness process.
Total liabilities increased $345 million to $80.4 billion, primarily reflecting a decrease of $2.9 billion in medium- and long-term debt, which was more than offset by increases of $2.1 billion in interest-bearing deposits and $1.1 billion in noninterest-bearing deposits. The decrease in medium- and long-term was driven by the repayment of $2.8 billion in floating-rate Federal Home Loan Bank (FHLB) advances during the first quarter. The deposit growth reflected increases in nearly every business line as commercial customers generated increased cash, while consumer customers continued to conserve cash from government stimulus payments.
Average Balances
Total assets increased $2.5 billion to $87.9 billion due to increases of $3.0 billion in interest-bearing deposits with banks and $517 million in investment securities, as well as smaller increases in other assets, partially offset by a $1.6 billion decrease in loans. The following table provides information about the change in the Corporation's average loan portfolio by loan type and geographic market.

	Three Months Ended			Percent Change
(dollar amounts in millions)	June 30, 2021	December 31, 2020	Change
By Loan Type:
Commercial loans (a)	$30,042	$31,713	$(1,671)	(5%)
Real estate construction loans	4,191	4,157	34	1
Commercial mortgage loans	10,093	9,938	155	2
Lease financing	578	600	(22)	(4)
International loans	1,034	918	116	13
Residential mortgage loans	1,817	1,908	(91)	(5)
Consumer loans	2,073	2,171	(98)	(5)
Total loans	$49,828	$51,405	$(1,577)	(3%)
Loans By Geographic Market:
Michigan	$12,245	$12,225	$20	—%
California	17,515	18,030	(515)	(3)
Texas	10,008	10,583	(575)	(5)
Other Markets and Finance	10,060	10,567	(507)	(5)
Total loans	$49,828	$51,405	$(1,577)	(3%)
(a)Included PPP loans of $3.5 billion and $3.7 billion for the three months ended June 30, 2021 and December 31, 2020, respectively.
The decrease in loans was primarily driven by declines in National Dealer Services and Mortgage Banker Finance, partially offset by increases in Equity Fund Services, Environmental Services, Entertainment Lending, Corporate Banking and general Middle Market. National Dealer Services continues to be impacted by supply chain issues resulting in low inventory levels combined with strong demand. PPP loans decreased $254 million to $3.5 billion, as average forgiven balances outpaced average newly originated balances.
Total liabilities increased $2.5 billion to $79.9 billion, reflecting a decrease of $2.9 billion in medium- and long-term debt due to the repayment of $2.8 billion in floating-rate FHLB advances during the first quarter, partially offset by increases of $3.6 billion and $1.7 billion in noninterest-bearing and interest-bearing deposits, respectively. The deposit growth reflected increases in nearly every business line as customers continue to conserve cash.

Capital
The following table presents a summary of changes in total shareholders' equity for the six months ended June 30, 2021.

(in millions)
Balance at January 1, 2021		$8,050
Net income		678
Cash dividends declared on common stock		(187)
Cash dividends declared on preferred stock		(11)
Purchase of common stock		(453)
Other comprehensive loss:
Investment securities	$(141)
Cash flow hedges	(49)
Defined benefit and other postretirement plans	6
Total other comprehensive loss		(184)
Issuance of common stock under employee stock plans		9
Share-based compensation		29
Balance at June 30, 2021		$7,931

The following table summarizes the Corporation's repurchase activity during the six months ended June 30, 2021.

(shares in thousands)	Total Number of Shares Purchased as Part of Publicly Announced Repurchase Plans or Programs	Remaining Share Repurchase Authorization (a)	Total Number of Shares Purchased (b)	Average Price Paid Per Share
Total first quarter 2021	—	4,870	55	$61.39
April 2021	4,461	10,409	4,463	77.10
May 2021	—	10,409	—	—
June 2021	1,421	8,988	1,421	74.65
Total second quarter 2021	5,882	8,988	5,884	76.51
Total 2021 year-to-date	5,882	8,988	5,939	76.36
(a)Maximum number of shares that may be repurchased under the publicly announced plans or programs.
(b)Includes approximately 57,000 shares purchased pursuant to deferred compensation plans and shares purchased from employees to pay for taxes related to restricted stock vesting under the terms of an employee share-based compensation plan during the six months ended June 30, 2021. These transactions are not considered part of the Corporation's repurchase program.
The Corporation resumed share repurchases under the share repurchase program during the second quarter of 2021, including a previously announced Accelerated Share Repurchase transaction (ASR). On April 27, 2021 the Corporation's Board of Directors approved the authorization to repurchase up to an additional 10 million shares of its outstanding common stock, including the ASR. Since the inception of the share repurchase program in 2010, a total of 97.2 million shares have been authorized for repurchase. There is no expiration date for the share repurchase program. The timing and actual amount of additional share repurchases are subject to various factors, including the Corporation's earnings generation, capital needs to fund future loan growth and market conditions.
The Corporation continues to target a common equity Tier 1 capital ratio of approximately 10 percent with continued active capital management. At June 30, 2021, the Corporation's estimated CET1 capital ratio was 10.39 percent. In 2020, the Corporation elected regulatory relief to defer the impact of adopting the CECL model for measuring credit losses on regulatory capital. The estimated deferral amount at June 30, 2021 was reduced to zero due to a $309 million decline in the allowance for credit losses from December 31, 2020, resulting from sustained improvements in the economy and in the Corporation's credit quality.
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

The Corporation's capital ratios exceeded minimum regulatory requirements as follows:

	June 30, 2021		December 31, 2020
(dollar amounts in millions)	Capital/Assets	Ratio	Capital/Assets	Ratio
Common equity tier 1 (a), (b)	$7,004	10.39%	$6,919	10.34%
Tier 1 risk-based (a), (b)	7,398	10.97	7,313	10.93
Total risk-based (a)	8,763	13.00	8,833	13.20
Leverage (a)	7,398	8.45	7,313	8.63
Common shareholders' equity	7,537	8.53	7,656	8.69
Tangible common equity (b)	6,888	7.85	7,020	8.02
Risk-weighted assets (a)	67,410		66,931
(a)    June 30, 2021 capital, risk-weighted assets and ratios are estimated. Ratios reflect deferral of CECL model impact as calculated per regulatory guidance.
(b)    See Supplemental Financial Data section for reconciliations of non-GAAP financial measures and regulatory ratios.
RISK MANAGEMENT
The following updated information should be read in conjunction with the "Risk Management" section on pages F-22 through F-38 in the Corporation's 2020 Annual Report.
Credit Risk
Allowance for Credit Losses
The allowance for credit losses includes both the allowance for loan losses and the allowance for credit losses on lending-related commitments. As a percentage of total loans, the allowance for credit losses was 1.36 percent at June 30, 2021, compared to 1.90 percent at December 31, 2020. Excluding $2.8 billion in PPP loans, which are guaranteed by the Small Business Administration, the allowance for credit losses was 1.44 percent of total loans at June 30, 2021, compared to 2.03 percent at December 31, 2020. The allowance for credit losses covered 2.1 times and 2.8 times total nonperforming loans at June 30, 2021 and December 31, 2020, respectively.
The allowance for credit losses decreased $309 million to $683 million at June 30, 2021, primarily reflecting a sustained recovery by the U.S. economy from the COVID-19 pandemic and benefits of mitigating actions by the U.S. government. In addition to $2.8 trillion of stimulus spending approved by Congress between December 2020 and March 2021, the positive progress of the vaccine rollout and associated opening of the broader economy contributed to an improved economic outlook. Despite these favorable developments, there continues to be uncertainty related to emerging COVID-19 variants, supply chain and labor constraints, future monetary and fiscal actions and inflationary pressures.
These factors shaped the 2-year reasonable and supportable forecasts used by the Corporation in its CECL estimate at June 30, 2021. The U.S. economy is expected to continue to grow at an accelerated pace through 2021 before normalizing into historical growth rates in 2022. Forecasts for other key economic variables, including the unemployment rate and oil prices, are generally in line with GDP projections. Interest rates remain low, reflecting the Federal Reserve's expectation that rates will remain at current levels in the near-to mid-term, while corporate bond rates reflect normalizing default risk. The following table summarizes select economic variables representative of the economic forecasts used to develop the allowance for credit losses estimate at June 30, 2021.

Economic Variable	Base Forecast
Real Gross Domestic Product (GDP) growth	Growth decreases to 5 percent by fourth quarter 2021, normalizing into a long-term growth rate of between 2 to 3 percent by the beginning of 2022.
Unemployment rate	Current levels gradually decrease to below 4 percent by third quarter 2022.
Corporate BBB bond to 10-year Treasury bond spreads	Spreads gradually increase from current levels to 1.7 percent by the end of the forecast period.
Oil Prices	Prices stable at around $60 per barrel throughout the forecast period.
Due to the high level of uncertainty regarding significant assumptions, such as the ultimate impact of the global pandemic, the Corporation evaluated a range of economic scenarios, including more benign and more severe economic forecasts. In the more severe scenario, real GDP is expected to contract through first quarter 2022, gradually improving to 4 percent by the end of the forecast period. Other key economic variables follow a similar pattern of a lagged recovery. Selecting the more severe forecast would result in an increase in the quantitative calculation of allowance for credit losses by approximately $181 million as of June 30, 2021. However, factoring in model overlays and qualitative adjustments could result in a materially different estimate under a more severe scenario.

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
As a percentage of total loans, the allowance for loan losses was 1.30 percent at June 30, 2021, compared to 1.81 percent at December 31, 2020. Excluding PPP loans, the allowance for loan losses was 1.37 percent of total loans at June 30, 2021, compared to 1.94% at December 31, 2020. Nonperforming loans were 0.64 percent of total loans at June 30, 2021, compared to 0.67 percent at December 31, 2020, and the allowance for loan losses covered 2.0 times and 2.7 times total nonperforming loans at June 30, 2021 and December 31, 2020, respectively.
Allowance for Credit Losses on Lending-Related Commitments
    The allowance for credit losses on lending-related commitments estimates current expected credit losses on collective pools of letters of credit and unused commitments to extend credit based on reserve factors, determined in a manner similar to business loans, multiplied by a probability of draw estimate based on historical experience and credit risk, applied to commitment amounts. The allowance for credit losses on lending-related commitments totaled $31 million and $44 million at June 30, 2021 and December 31, 2020, respectively.
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

The following table presents a summary of nonperforming assets and past due loans.

(dollar amounts in millions)	June 30, 2021	December 31, 2020
Nonaccrual loans:
Business loans:
Commercial	$221	$252
Real estate construction	4	1
Commercial mortgage	31	29
Lease financing	—	1
Total nonaccrual business loans	256	283
Retail loans:
Residential mortgage	41	47
Consumer:
Home equity	14	17
Total nonaccrual retail loans	55	64
Total nonaccrual loans	311	347
Reduced-rate loans	8	3
Total nonperforming loans	319	350
Foreclosed property	—	8
Other repossessed assets	1	1
Total nonperforming assets	$320	$359
Nonperforming loans as a percentage of total loans	0.64%	0.67%
Nonperforming assets as a percentage of total loans and foreclosed property	0.64	0.69
Allowance for credit losses as a multiple of total nonperforming loans	2.1x	2.8x
Loans past due 90 days or more and still accruing	$27	$45
Nonperforming assets decreased $39 million to $320 million at June 30, 2021, from $359 million at December 31, 2020. The decrease in nonperforming assets primarily reflected a $62 million decrease in nonperforming Energy loans, which are a component of commercial loans.
As of June 30, 2021, COVID-19-related payment deferrals, which consisted of residential mortgages, totaled $45 million, or 0.09 percent of total loans. Initial deferrals have expired and new requests have been nominal as customers continue to adjust to the new environment, resulting in a $42 million decrease in deferrals since first quarter 2021. Loans with COVID-19-related deferred payments on a third or later deferral, primarily residential mortgages, totaled $42 million at June 30, 2021 and would generally be considered TDRs if not for the provisions in the CARES Act.
The following table presents a summary of TDRs at June 30, 2021 and December 31, 2020.

(in millions)	June 30, 2021	December 31, 2020
Nonperforming TDRs:
Nonaccrual TDRs	$24	$33
Reduced-rate TDRs	8	3
Total nonperforming TDRs	32	36
Performing TDRs (a)	40	41
Total TDRs	$72	$77
(a)TDRs that do not include a reduction in the original contractual interest rate which are performing in accordance with their modified terms.

The following table presents a summary of changes in nonaccrual loans.

	Three Months Ended
(in millions)	June 30, 2021	March 31, 2021	December 31, 2020
Balance at beginning of period	$314	$347	$322
Loans transferred to nonaccrual (a)	62	61	88
Nonaccrual loan gross charge-offs	(8)	(16)	(39)
Loans transferred to accrual status (a)	—	(17)	(3)
Nonaccrual loans sold	—	(25)	—
Payments/other (b)	(57)	(36)	(21)
Balance at end of period	$311	$314	$347
(a)Based on an analysis of nonaccrual loans with book balances greater than $2 million.
(b)Includes net changes related to nonaccrual loans with balances less than or equal to $2 million, payments on nonaccrual loans with book balances greater than $2 million and transfers of nonaccrual loans to foreclosed property.
There were seven borrowers with a balance greater than $2 million, totaling $62 million, transferred to nonaccrual status in second quarter 2021, compared to three borrowers totaling $61 million in first quarter 2021 and seven borrowers totaling $88 million in fourth quarter 2020. For further information about the composition of loans transferred to nonaccrual during the current period, refer to the nonaccrual information by industry category table below.
The following table presents the composition of nonaccrual loans by balance and the related number of borrowers at June 30, 2021 and December 31, 2020.

	June 30, 2021		December 31, 2020
(dollar amounts in millions)	Number of Borrowers	Balance	Number of Borrowers	Balance
Under $2 million	638	$79	682	$83
$2 million - $5 million	14	39	20	61
$5 million - $10 million	9	68	9	73
$10 million - $25 million	6	92	7	94
Greater than $25 million	1	33	1	36
Total	668	$311	719	$347
The following table presents a summary of nonaccrual loans at June 30, 2021 as well as loans transferred to nonaccrual and net loan charge-offs (recoveries) for the three months ended June 30, 2021, based on North American Industry Classification System (NAICS) categories.

	June 30, 2021		Three Months Ended June 30, 2021
(dollar amounts in millions)	Nonaccrual Loans		Loans Transferred to Nonaccrual (a)		Net Loan Charge-Offs (Recoveries)
Industry Category
Transportation & Warehousing	$57	18%	$24	38%	$1	(6)%
Mining, Quarrying and Oil & Gas Extraction	52	17	—	—	(12)	111
Manufacturing	50	16	26	42	1	(11)
Residential Mortgage	41	13	12	20	—	—
Wholesale Trade	27	9	—	—	—	—
Services	17	5	—	—	(1)	6
Information & Communication	14	4	—	—	—	—
Real Estate & Home Builders	11	4	—	—	—	—
Arts, Entertainment & Recreation	9	3	—	—	—	—
Retail Trade	3	1	—	—	1	(7)
Health Care & Social Assistance	3	1	—	—	(2)	17
Contractors	2	1	—	—	1	(10)
Other (b)	25	8	—	—	—	—
Total	$311	100%	$62	100%	$(11)	100%
(a)Based on an analysis of nonaccrual loans with book balances greater than $2 million.
(b)Consumer, excluding residential mortgage and certain personal purpose nonaccrual loans and net charge-offs, are included in the Other category.

Loans past due 90 days or more and still accruing interest generally represent loans that are well collateralized and in the process of collection. Loans past due 90 days or more decreased $18 million to $27 million at June 30, 2021, compared to $45 million at December 31, 2020. Loans past due 30-89 days decreased $209 million to $195 million at June 30, 2021, compared to $404 million at December 31, 2020. Loans past due 30 days or more and still accruing interest as a percentage of total loans were 0.44 percent and 0.86 percent at June 30, 2021 and December 31, 2020, respectively. An aging analysis of loans included in Note 4 to the consolidated financial statements provides further information about the balances comprising past due loans.
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

(dollar amounts in millions)	June 30, 2021	March 31, 2021	December 31, 2020
Total criticized loans	$2,176	$2,581	$2,947
As a percentage of total loans	4.3%	5.1%	5.6%
The $771 million decrease in criticized loans during the six months ended June 30, 2021 included decreases of $373 million in Energy and $259 million in general Middle Market.
Concentrations of Credit Risk
Concentrations of credit risk may exist when a number of borrowers are engaged in similar activities, or activities in the same geographic region, and have similar economic characteristics that would cause them to be similarly impacted by changes in economic or other conditions. The Corporation has concentrations of credit risk with the commercial real estate and automotive industries. All other industry concentrations, as defined by management, individually represented less than 10 percent of total loans at June 30, 2021.
Commercial Real Estate Lending
The following table summarizes the Corporation's commercial real estate loan portfolio by loan category.

	June 30, 2021			December 31, 2020
(in millions)	Commercial Real Estate business line (a)	Other (b)	Total	Commercial Real Estate business line (a)	Other (b)	Total
Real estate construction loans	$2,707	$465	$3,172	$3,657	$425	$4,082
Commercial mortgage loans	3,560	7,774	11,334	2,273	7,639	9,912
Total commercial real estate	$6,267	$8,239	$14,506	$5,930	$8,064	$13,994
(a)Primarily loans to real estate developers.
(b)Primarily loans secured by owner-occupied real estate.
The Corporation limits risk inherent in its commercial real estate lending activities by monitoring borrowers directly involved in the commercial real estate markets and adhering to conservative policies on loan-to-value ratios for such loans. Commercial real estate loans, consisting of real estate construction and commercial mortgage loans, totaled $14.5 billion at June 30, 2021. Of the total, $6.3 billion, or 43 percent, were to borrowers in the Commercial Real Estate business line, which includes loans to real estate developers, an increase of $337 million compared to December 31, 2020. Commercial real estate loans in other business lines totaled $8.2 billion, or 57 percent, at June 30, 2021. These loans consisted primarily of owner-occupied commercial mortgages, which bear credit characteristics similar to non-commercial real estate business loans. Generally, loans previously reported as real estate construction are classified as commercial mortgage loans upon receipt of a certificate of occupancy. During the second quarter 2021, the Corporation performed an in-depth review of the status of these loans which resulted in $1.1 billion of loans previously reported as real estate construction to be classified as commercial mortgage loans as of June 30, 2021.
The real estate construction loan portfolio primarily contains loans made to long-tenured customers with satisfactory completion experience. Criticized real estate construction loans in the Commercial Real Estate business line totaled $30 million and $27 million at June 30, 2021 and December 31, 2020, respectively. In other business lines, criticized real estate construction loans totaled $40 million at June 30, 2021, compared to $20 million at December 31, 2020. There were no real estate construction loan charge-offs in either of the six-month periods ended June 30, 2021 and 2020.
Commercial mortgage loans are loans where the primary collateral is a lien on any real property and are primarily loans secured by owner-occupied real estate. Real property is generally considered primary collateral if the value of that collateral represents more than 50 percent of the commitment at loan approval. Loans in the commercial mortgage portfolio generally mature within three to five years. Criticized commercial mortgage loans in the Commercial Real Estate business line totaled $69 million and $73 million at June 30, 2021 and December 31, 2020, respectively. In other business lines, $338 million and $440 million of commercial mortgage loans were criticized at June 30, 2021 and December 31, 2020, respectively. Commercial mortgage loan net charge-offs were zero for the six months ended June 30, 2021, compared to net recoveries of $2 million for the same period in 2020.
Automotive Lending - Dealer
The following table presents a summary of dealer loans.

	June 30, 2021		December 31, 2020
(in millions)	Loans Outstanding	Percent of Total Loans	Loans Outstanding	Percent of Total Loans
Dealer:
Floor plan	$891		$2,344
Other	3,295		3,348
Total dealer	$4,186	8.3%	$5,692	10.9%
Substantially all dealer loans are in the National Dealer Services business line and primarily include floor plan financing and other loans to automotive dealerships. Floor plan loans, included in commercial loans in the Consolidated Balance Sheets, totaled $891 million at June 30, 2021, a decrease of $1.5 billion compared to $2.3 billion at December 31, 2020 due to an imbalance in supply and demand impacted by a shortage in microchips used in automotive production. Other loans to automotive dealers in the National Dealer Services business line totaled $3.3 billion, including $2.0 billion of owner-occupied commercial real estate mortgage loans at both June 30, 2021 and December 31, 2020.
There were no nonaccrual dealer loans at both June 30, 2021 and December 31, 2020. Additionally, there were no net charge-offs of dealer loans in the six months ended June 30, 2021, compared to $1 million in the six months ended June 30, 2020.
Automotive Lending- Production
The following table presents a summary of loans to borrowers involved with automotive production.

	June 30, 2021		December 31, 2020
(in millions)	Loans Outstanding (a)	Percent of Total Loans	Loans Outstanding (a)	Percent of Total Loans
Production:
Domestic	$756		$791
Foreign	328		302
Total production	$1,084	2.2%	$1,093	2.1%
(a)Excludes PPP loans.
Loans to borrowers involved with automotive production, primarily Tier 1 and Tier 2 suppliers, totaled $1.1 billion at both June 30, 2021 and December 31, 2020. These borrowers have faced, and could face in the future, financial difficulties due to disruptions in auto production as well as their supply chains and logistics operations as a result of the COVID-19 pandemic. As such, management continued to monitor this portfolio and allocated reserves for this portfolio at June 30, 2021 were relatively stable.
Nonaccrual loans to borrowers involved with automotive production totaled $21 million at June 30, 2021 and $7 million at December 31, 2020. Criticized automotive production loans were 19 percent of the automotive production portfolio at June 30, 2021, compared to 24 percent at December 31, 2020. Automotive production loan net charge-offs totaled $1 million in the six months ended June 30, 2021, compared to $2 million in the six months ended June 30, 2020.

Residential Real Estate Lending
At June 30, 2021, residential real estate loans represented 7 percent of total loans. The following table summarizes the Corporation's residential mortgage and home equity loan portfolios by geographic market.

	June 30, 2021				December 31, 2020
(dollar amounts in millions)	Residential Mortgage Loans	% of Total	Home Equity Loans	% of Total	Residential Mortgage Loans	% of Total	Home Equity Loans	% of Total
Geographic market:
Michigan	$448	25%	$503	33%	$428	23%	$540	34%
California	905	50	654	42	927	51	655	41
Texas	247	14	331	21	254	14	328	21
Other Markets	207	11	60	4	221	12	65	4
Total	$1,807	100%	$1,548	100%	$1,830	100%	$1,588	100%
Residential real estate loans, which consist of traditional residential mortgages and home equity loans and lines of credit, totaled $3.4 billion at June 30, 2021. The residential real estate portfolio is principally located within the Corporation's primary geographic markets. Substantially all residential real estate loans past due 90 days or more are placed on nonaccrual status, and substantially all junior lien home equity loans that are current or less than 90 days past due are placed on nonaccrual status if full collection of the senior position is in doubt. At no later than 180 days past due, such loans are charged off to current appraised values less costs to sell.
Residential mortgages totaled $1.8 billion at June 30, 2021, and were primarily larger, variable-rate mortgages originated and retained for certain private banking relationship customers. Of the $1.8 billion of residential mortgage loans outstanding, $41 million were on nonaccrual status at June 30, 2021. The home equity portfolio totaled $1.5 billion at June 30, 2021, of which 95 percent was outstanding under primarily variable-rate, interest-only home equity lines of credit, 4 percent were in amortizing status and 1 percent were closed-end home equity loans. Of the $1.5 billion of home equity loans outstanding, $14 million were on nonaccrual status at June 30, 2021. A majority of the home equity portfolio was secured by junior liens at June 30, 2021.
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
The following table summarizes information about loans in the Corporation's Energy business line.

	June 30, 2021				December 31, 2020
(dollar amounts in millions)	Outstandings		Nonaccrual	Criticized (a)	Outstandings		Nonaccrual	Criticized (a)
Exploration and production (E&P)	$1,025	78%	$52	$184	$1,295	81%	$114	$527
Midstream	277	21	—	27	261	16	—	56
Services	18	1	—	12	44	3	—	13
Total Energy business line	$1,320	100%	$52	$223	$1,600	100%	$114	$596
As a percentage of total Energy loans			4%	17%			7%	37%
(a)    Includes nonaccrual loans.
Loans in the Energy business line totaled $1.3 billion, or 3 percent of total loans, at June 30, 2021, a decrease of $280 million compared to December 31, 2020. Total exposure, including unused commitments to extend credit and letters of credit, was $2.9 billion (a utilization rate of 45 percent) and $3.1 billion at June 30, 2021 and December 31, 2020, respectively.
Net credit-related Energy recoveries were $12 million and $13 million for the three- and six-month periods ended June 30, 2021, respectively, compared to net charge-offs of $45 million and $112 million for comparable periods in 2020. Nonaccrual Energy loans decreased $62 million to $52 million at June 30, 2021, compared to December 31, 2020. Criticized Energy loans decreased $373 million to $223 million, or 10 percent of total criticized loans, at June 30, 2021 compared to December 31, 2020.

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
The following table summarizes information about HR C&I loans, which represented 5 percent of total loans at both June 30, 2021 and December 31, 2020.

(in millions)	June 30, 2021	December 31, 2020
Outstandings	$2,537	$2,441
Criticized	304	418
Net loan charge-offs	2021	2020
Three Months Ended June 30,	$3	$5
Six Months Ended June 30,	4	13
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

	June 30, 2021
Sector based on NAICS category (dollar amounts in millions)	Loans (a)	Percent of Total Loans	Percent Criticized (b)	Percent Nonaccrual (c)
Retail Commercial Real Estate (d)	$876	1.7%	4.6%	—%
Hotels	564	1.1	11.0	1.6
Arts/Recreation	230	0.5	28.3	4.7
Retail Goods and Services	218	0.5	9.8	0.1
All other impacted sectors (e)	1,022	2.0	10.4	3.3
Total	$2,910	5.8%	10.1%	1.8%
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
Interest Rate Risk
Net interest income is the primary source of revenue for the Corporation. Interest rate risk arises in the normal course of business due to differences in the repricing and cash flow characteristics of assets and liabilities, primarily through the Corporation's core business activities of extending loans and acquiring deposits. The Corporation's balance sheet is predominantly characterized by floating-rate loans funded by core deposits. Including the impact of interest rate swaps converting floating-rate loans to fixed, the Corporation's loan composition at June 30, 2021 was 57 percent 30-day LIBOR, 5 percent other LIBOR (primarily 60-and 90-day), 12 percent prime and 26 percent fixed rate. Additionally, 29 percent of loans had non-zero interest rate floors protecting against future rate declines. The composition of the loan portfolio creates sensitivity to interest rate movements due to the imbalance between the faster repricing of the floating-rate loan portfolio versus deposit products. In addition, the growth and/or contraction in the Corporation's loans and deposits may lead to changes in sensitivity to interest rate movements in the absence of mitigating actions. Examples of such actions are purchasing fixed-rate investment securities, which provide liquidity to the balance sheet and act to mitigate the inherent interest sensitivity, as well as hedging with interest rate swaps and options. Other mitigating factors include interest rate floors on a portion of the loan portfolio. The Corporation actively manages its exposure to interest rate risk with the principal objective of optimizing net interest income and the economic value of equity while operating within acceptable limits established for interest rate risk and maintaining adequate levels of funding and liquidity.
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
Sensitivity of Net Interest Income to Changes in Interest Rates
The analysis of the impact of changes in interest rates on net interest income under various interest rate scenarios is management's principal risk management technique. Management models a base-case net interest income under an unchanged interest rate environment. Existing derivative instruments entered into for risk management purposes as of the balance sheet dates are included in the analysis, but no additional hedging is forecasted. At June 30, 2021, these derivative instruments comprise interest rate swaps that convert $2.7 billion of fixed-rate medium- and long-term debt to variable rates through fair value hedges and convert $5.3 billion of variable-rate loans to fixed rates through cash flow hedges. Additionally, included in this analysis are $14.5 billion of loans that were subject to an average interest rate floor of 0.8 percent at June 30, 2021. This base-case net interest income is then compared against interest rate scenarios in which short-term rates rise or decline 100 basis points (with a floor of zero percent) in a linear, non-parallel fashion from the base case over 12 months, resulting in an average change of 50 basis points over the period while long-term rates increase or decrease to a lesser degree.
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

The table below, as of June 30, 2021 and December 31, 2020, displays the estimated impact on net interest income during the next 12 months by relating the base case scenario results to those from the rising and declining rate scenarios described above.

	Estimated Annual Change
	June 30, 2021			December 31, 2020
(dollar amounts in millions)	Amount	%		Amount	%
Change in Interest Rates:			Change in Interest Rates:
Rising 100 basis points	$173	10%	Rising 100 basis points	$161	9%
Declining to zero percent	(38)	(2)	Declining to zero percent	(34)	(2)
Sensitivity to declining interest rates remained steady from December 31, 2020 to June 30, 2021 due to increased securities portfolio balances and growth of loan floors, partially offset by higher non-maturity deposit balances as well as limited remaining downward movement in rates before hitting zero percent floors. Sensitivity to rising interest rates increased slightly due to growth of non-maturity deposits, partially offset by an increase in investment securities.
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
The table below, as of June 30, 2021 and December 31, 2020, displays the estimated impact on the economic value of equity from the interest rate scenario described above.

	June 30, 2021			December 31, 2020
(dollar amounts in millions)	Amount	%		Amount	%
Change in Interest Rates:			Change in Interest Rates:
Rising 100 basis points	$1,415	10%	Rising 100 basis points	$1,793	18%
Declining to zero percent	(418)	(3)	Declining to zero percent	(551)	(6)
The sensitivity of the economic value of equity to rising rates decreased from December 31, 2020 to June 30, 2021 due primarily to duration extension and balance growth in the securities portfolio. Sensitivity to declining rates decreased due to changes in the securities portfolio and is limited by the assumption of a zero percent rate floor.
LIBOR Transition
On July 27, 2017, the United Kingdom’s Financial Conduct Authority (FCA), which regulates LIBOR, publicly announced that it intends to stop persuading or compelling banks to submit LIBOR rates after 2021. Effective March 2021, the FCA confirmed that certain LIBOR tenors will no longer be supported after December 31, 2021 and that the remaining tenors, including those most commonly used by the Corporation, will cease to be supported after June 30, 2023. The Corporation has substantial exposure to LIBOR-based products, including loans, securities, derivatives and hedges, and is preparing for a transition from LIBOR toward alternative rates. As of July 1, 2021, the Corporation was operationally ready to issue new Secured Overnight Financing Rate (SOFR)-based cash and derivative products. The Corporation is prepared for the cessation of the LIBOR tenors as announced by the FCA and will cease originating LIBOR-based products in the fourth quarter of 2021. Communications and learning activities to support customers and colleagues are ongoing. The Corporation’s enterprise transition milestones are closely aligned with recommendations from the Alternative Reference Rates Committee for both best practices and recommended objectives. The Corporation will continue to align with industry and regulatory guidelines regarding the cessation of LIBOR as well as monitor market developments for transitioning to alternative reference rates. For a discussion of the various risks facing the Corporation in relation to the transition away from LIBOR, see the market risk discussion within “Item 1A. Risk Factors” beginning on page 13 of the Corporation's Annual Report on Form 10-K for the year ended December 31, 2020.
Wholesale Funding
The Corporation may access the purchased funds market when necessary, which includes a variety of funding sources. Capacity for incremental purchased funds at June 30, 2021 included short-term FHLB advances, the ability to purchase federal funds, sell securities under agreements to repurchase as well as issue deposits through brokers. Purchased funds decreased to $23 million at June 30, 2021 compared to $66 million at December 31, 2020.

At June 30, 2021, the Bank had pledged loans totaling $19.8 billion which provided up to $15.8 billion of available collateralized borrowing with the Federal Reserve Bank (FRB).
The Bank is a member of the FHLB of Dallas, Texas, which provides short- and long-term funding to its members through advances collateralized by real estate-related assets. Actual borrowing capacity is contingent on the amount of collateral available to be pledged to the FHLB. At June 30, 2021, $18.5 billion of real estate-related loans and $3.2 billion of investment securities were pledged to the FHLB as collateral for potential future borrowings. The Corporation had capacity for potential future borrowings of approximately $11.9 billion.
In April 2021, the Bank terminated a $15.0 billion note program, under which the Bank had the ability to issue up to $13.5 billion of debt at the time of termination. Outstanding notes issued under the program were unaffected by the termination.
The Corporation maintains a shelf registration statement with the Securities and Exchange Commission from which it may issue debt and/or equity securities.
The ability of the Corporation and the Bank to raise funds at competitive rates may be impacted by rating agencies' views of the credit quality, liquidity, capital and earnings of the Corporation and the Bank. As of June 30, 2021, the three major rating agencies had assigned the ratings below to long-term senior unsecured obligations of the Corporation and the Bank. A security rating is not a recommendation to buy, sell, or hold securities and may be subject to revision or withdrawal at any time by the assigning rating agency. Each rating should be evaluated independently of any other rating.

	Comerica Incorporated		Comerica Bank
June 30, 2021	Rating	Outlook	Rating	Outlook
Moody’s Investors Service	A3	Stable	A3	Stable
Fitch Ratings	A-	Stable	A-	Stable
Standard and Poor’s	BBB+	Stable	A-	Stable
The Corporation satisfies liquidity needs with either liquid assets or various funding sources. Liquid assets totaled $28.5 billion and $25.9 billion at June 30, 2021 and December 31, 2020, respectively. Liquid assets include cash and due from banks, federal funds sold, interest-bearing deposits with banks, other short-term investments and unencumbered investment securities.
The Corporation performs monthly liquidity stress testing to evaluate its ability to meet funding needs in hypothetical stressed environments. Such environments cover a series of broad events, distinguished in terms of duration and severity. The evaluation as of June 30, 2021 projected sufficient sources of liquidity were available under each series of events.
Total liquidity sources, comprised of liquid assets and remaining borrowing capacity with the FRB and the FHLB, totaled $56.2 billion at June 30, 2021. On a stand-alone basis, the Corporation had liquid assets of $1.0 billion on an unconsolidated basis at June 30, 2021.

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

(dollar amounts in millions)	June 30, 2021	December 31, 2020
Common Equity Tier 1 Capital (a):
Tier 1 capital	$7,398	$7,313
Less:
Fixed-rate reset non-cumulative perpetual preferred stock	394	394
Common equity tier 1 capital	$7,004	$6,919
Risk-weighted assets	$67,410	$66,931
Tier 1 capital ratio	10.97%	10.93%
Common equity tier 1 capital ratio	10.39	10.34
Tangible Common Equity Ratio:
Total shareholders' equity	$7,931	$8,050
Less:
Fixed-rate reset non-cumulative perpetual preferred stock	394	394
Common shareholders' equity	$7,537	$7,656
Less:
Goodwill	635	635
Other intangible assets (b)	14	1
Tangible common equity	$6,888	$7,020
Total assets	$88,355	$88,129
Less:
Goodwill	635	635
Other intangible assets (b)	14	1
Tangible assets	$87,706	$87,493
Common equity ratio	8.53%	8.69%
Tangible common equity ratio	7.85	8.02
Tangible Common Equity per Share of Common Stock:
Common shareholders' equity	$7,537	$7,656
Tangible common equity	6,888	7,020
Shares of common stock outstanding (in millions)	134	139
Common shareholders' equity per share of common stock	$56.28	$55.01
Tangible common equity per share of common stock	51.43	50.43
(a)June 30, 2021 ratios are estimated. Ratios reflect deferral of CECL model impact as calculated per regulatory guidance. The estimated deferred amount was zero at June 30, 2021 and $72 million at December 31, 2020.
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

10.1†
Comerica Incorporated Amended and Restated 2018 Long-Term Incentive Plan (filed as Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 30, 2021, and incorporated herein by reference).

10.1L†	Form of Standard Comerica Incorporated Restricted Stock Unit Agreement (Director Version) under the Comerica Incorporated 2018 Long-Term Incentive Plan.

31.1	Chairman, President and CEO Rule 13a-14(a)/15d-14(a) Certification of Periodic Report (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002).

31.2	Executive Vice President and CFO Rule 13a-14(a)/15d-14(a) Certification of Periodic Report (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002).

32	Section 1350 Certification of Periodic Report (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002).

101	Financial statements from Quarterly Report on Form 10-Q of the Registrant for the quarter ended June 30, 2021, formatted in Inline XBRL: (i) the Consolidated Balance Sheets (unaudited), (ii) the Consolidated Statements of Comprehensive Income (unaudited), (iii) the Consolidated Statements of Changes in Shareholders' Equity (unaudited), (iv) the Consolidated Statements of Cash Flows (unaudited) and (v) the Notes to Consolidated Financial Statements (unaudited).

104	The cover page from the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, formatted in Inline XBRL (included in Exhibit 101).

†	Management contract or compensatory plan or arrangement.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMERICA INCORPORATED
(Registrant)

/s/ Mauricio A. Ortiz
Mauricio A. Ortiz
Senior Vice President and
Chief Accounting Officer and
Duly Authorized Officer
Date: July 29, 2021