Form 10-Q
period 2021-09-30
COMERICA INC /NEW/
filed 2021-10-29
CIK 28412

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________
FORM 10-Q
______________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
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
$5 par value common stock:
Outstanding as of October 27, 2021: 131,148,664 shares

COMERICA INCORPORATED AND SUBSIDIARIES

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements
CONSOLIDATED BALANCE SHEETS
Comerica Incorporated and Subsidiaries

(in millions, except share data)	September 30, 2021	December 31, 2020
	(unaudited)	(recast)
ASSETS
Cash and due from banks	$1,050	$1,031
Interest-bearing deposits with banks	22,539	14,736
Other short-term investments	187	172
Investment securities available-for-sale	16,846	15,028
Commercial loans	28,355	32,753
Real estate construction loans	3,010	4,082
Commercial mortgage loans	11,215	9,912
Lease financing	569	594
International loans	1,131	926
Residential mortgage loans	1,813	1,830
Consumer loans	2,102	2,194
Total loans	48,195	52,291
Allowance for loan losses	(609)	(948)
Net loans	47,586	51,343
Premises and equipment	447	459
Accrued income and other assets	5,874	5,360
Total assets	$94,529	$88,129
LIABILITIES AND SHAREHOLDERS’ EQUITY
Noninterest-bearing deposits	$44,093	$39,420
Money market and interest-bearing checking deposits	32,932	28,540
Savings deposits	3,125	2,710
Customer certificates of deposit	2,091	2,133
Foreign office time deposits	43	66
Total interest-bearing deposits	38,191	33,449
Total deposits	82,284	72,869
Accrued expenses and other liabilities	1,605	1,482
Medium- and long-term debt	2,837	5,728
Total liabilities	86,726	80,079
Fixed rate reset non-cumulative perpetual preferred stock, series A, no par value, $100,000 liquidation preference per share:
Authorized - 4,000 shares
Issued - 4,000 shares	394	394
Common stock - $5 par value:
Authorized - 325,000,000 shares
Issued - 228,164,824 shares	1,141	1,141
Capital surplus	2,170	2,185
Accumulated other comprehensive (loss) income	(207)	64
Retained earnings	10,366	9,727
Less cost of common stock in treasury - 97,158,441 shares at 9/30/2021 and 88,997,430 shares at 12/31/2020	(6,061)	(5,461)
Total shareholders’ equity	7,803	8,050
Total liabilities and shareholders’ equity	$94,529	$88,129
See notes to consolidated financial statements (unaudited).

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)
Comerica Incorporated and Subsidiaries

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except per share data)	2021	2020	2021	2020
		(recast)		(recast)
INTEREST INCOME
Interest and fees on loans	$411	$408	$1,201	$1,359
Interest on investment securities	70	72	209	220
Interest on short-term investments	8	4	17	25
Total interest income	489	484	1,427	1,604
INTEREST EXPENSE
Interest on deposits	5	15	17	91
Interest on short-term borrowings	—	—	—	1
Interest on medium- and long-term debt	9	11	27	70
Total interest expense	14	26	44	162
Net interest income	475	458	1,383	1,442
Provision for credit losses	(42)	5	(359)	554
Net interest income after provision for credit losses	517	453	1,742	888
NONINTEREST INCOME
Card fees	72	71	227	198
Fiduciary income	58	51	171	157
Service charges on deposit accounts	50	47	145	138
Commercial lending fees	31	19	76	53
Derivative income	20	9	72	48
Bank-owned life insurance	12	12	32	33
Letter of credit fees	10	9	30	27
Brokerage fees	3	5	11	17
Other noninterest income	24	29	70	65
Total noninterest income	280	252	834	736
NONINTEREST EXPENSES
Salaries and benefits expense	282	257	841	748
Outside processing fee expense	65	58	200	177
Occupancy expense	40	40	117	114
Software expense	40	39	117	115
Equipment expense	13	12	38	36
Advertising expense	10	9	25	24
FDIC insurance expense	4	8	17	24
Other noninterest expenses	11	15	20	51
Total noninterest expenses	465	438	1,375	1,289
Income before income taxes	332	267	1,201	335
Provision for income taxes	70	50	261	59
NET INCOME	262	217	940	276
Less:
Income allocated to participating securities	1	—	4	1
Preferred stock dividends	6	8	17	8
Net income attributable to common shares	$255	$209	$919	$267
Earnings per common share:
Basic	$1.92	$1.49	$6.75	$1.91
Diluted	1.90	1.48	6.67	1.90
Comprehensive income	175	169	669	610
Cash dividends declared on common stock	89	94	276	284
Cash dividends declared per common share	0.68	0.68	2.04	2.04
See notes to consolidated financial statements (unaudited).

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (unaudited)
Comerica Incorporated and Subsidiaries

					Accumulated
	Nonredeemable	Common Stock			Other			Total
	Preferred	Shares		Capital	Comprehensive	Retained	Treasury	Shareholders'
(in millions, except per share data)	Stock	Outstanding	Amount	Surplus	Income (Loss)	Earnings	Stock	Equity
BALANCE AT JUNE 30, 2020 (recast)	$395	139.0	$1,141	$2,173	$66	$9,496	$(5,469)	$7,802
Net income	—	—	—	—	—	217	—	217
Other comprehensive loss, net of tax	—	—	—	—	(48)	—	—	(48)
Cash dividends declared on common stock ($0.68 per share)	—	—	—	—	—	(94)	—	(94)
Cash dividends on preferred stock	—	—	—	—	—	(8)	—	(8)
Issuance of preferred stock	(1)	—	—	—	—	—	—	(1)
Net issuance of common stock under employee stock plans	—	0.1	—	—	—	(2)	2	—
Share-based compensation	—	—	—	6	—	—	—	6
BALANCE AT SEPTEMBER 30, 2020 (recast)	$394	139.1	$1,141	$2,179	$18	$9,609	$(5,467)	$7,874
BALANCE AT JUNE 30, 2021	$394	133.9	$1,141	$2,163	$(120)	$10,202	$(5,849)	$7,931
Net income	—	—	—	—	—	262	—	262
Other comprehensive loss, net of tax	—	—	—	—	(87)	—	—	(87)
Cash dividends declared on common stock ($0.68 per share)	—	—	—	—	—	(89)	—	(89)
Cash dividends declared on preferred stock	—	—	—	—	—	(6)	—	(6)
Purchase of common stock	—	(3.1)	—	—	—	—	(220)	(220)
Net issuance of common stock under employee stock plans	—	0.2	—	—	—	(3)	8	5
Share-based compensation	—	—	—	7	—	—	—	7
BALANCE AT SEPTEMBER 30, 2021	$394	131.0	$1,141	$2,170	$(207)	$10,366	$(6,061)	$7,803
BALANCE AT DECEMBER 31, 2019 (recast)	$—	142.1	$1,141	$2,174	$(316)	$9,619	$(5,291)	$7,327
Cumulative effect of change in accounting principle	—	—	—	—	—	13	—	13
Net income	—	—	—	—	—	276	—	276
Other comprehensive income, net of tax	—	—	—	—	334	—	—	334
Cash dividends declared on common stock ($2.04 per share)	—	—	—	—	—	(284)	—	(284)
Cash dividends declared on preferred stock	—	—	—	—	—	(8)	—	(8)
Purchase of common stock	—	(3.4)	—	—	—	—	(194)	(194)
Issuance of preferred stock	394	—	—	—	—	—	—	394
Net issuance of common stock under employee stock plans	—	0.4	—	(13)	—	(7)	18	(2)
Share-based compensation	—	—	—	18	—	—	—	18
BALANCE AT SEPTEMBER 30, 2020 (recast)	$394	139.1	$1,141	$2,179	$18	$9,609	$(5,467)	$7,874
BALANCE AT DECEMBER 31, 2020 (recast)	$394	139.2	$1,141	$2,185	$64	$9,727	$(5,461)	$8,050
Net income	—	—	—	—	—	940	—	940
Other comprehensive loss, net of tax	—	—	—	—	(271)	—	—	(271)
Cash dividends declared on common stock ($2.04 per share)	—	—	—	—	—	(276)	—	(276)
Cash dividends declared on preferred stock	—	—	—	—	—	(17)	—	(17)
Purchase of common stock	—	(9.0)	—	(24)	—	—	(649)	(673)
Net issuance of common stock under employee stock plans	—	0.8	—	(27)	—	(8)	49	14
Share-based compensation	—	—	—	36	—	—	—	36
BALANCE AT SEPTEMBER 30, 2021	$394	131.0	$1,141	$2,170	$(207)	$10,366	$(6,061)	$7,803
See notes to consolidated financial statements (unaudited).

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
Comerica Incorporated and Subsidiaries

	Nine Months Ended September 30,
(in millions)	2021	2020
		(recast)
OPERATING ACTIVITIES
Net income	$940	$276
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	(359)	554
Provision (benefit) for deferred income taxes	119	(99)
Depreciation and amortization	76	82
Net periodic defined benefit credit	(61)	(41)
Share-based compensation expense	36	18
Net amortization of securities	26	7
Net gains on sales of foreclosed property	—	(1)
Net change in:
Accrued income receivable	17	32
Accrued expenses payable	84	(50)
Other, net	(673)	(58)
Net cash provided by operating activities	205	720
INVESTING ACTIVITIES
Investment securities available-for-sale:
Maturities and redemptions	4,203	2,344
Purchases	(6,327)	(4,796)
Net change in loans	5,222	(2,185)
Proceeds from sales of foreclosed property	8	3
Net increase in premises and equipment	(50)	(51)
Federal Home Loan Bank stock:
Purchases	—	(51)
Redemptions	115	92
Proceeds from bank-owned life insurance settlements	10	14
Other, net	(11)	—
Net cash provided by (used in) investing activities	3,170	(4,630)
FINANCING ACTIVITIES
Net change in:
Deposits	8,200	11,054
Short-term borrowings	—	(61)
Medium- and long-term debt:
Maturities and redemptions	(2,800)	(1,675)
Preferred stock:
Issuance	—	394
Cash dividends paid	(17)	—
Common stock:
Repurchases	(679)	(199)
Cash dividends paid	(281)	(282)
Issuances under employee stock plans	22	2
Other, net	2	—
Net cash provided by financing activities	4,447	9,233
Net increase in cash and cash equivalents	7,822	5,323
Cash and cash equivalents at beginning of period	15,767	5,818
Cash and cash equivalents at end of period	$23,589	$11,141
Interest paid	$47	$186
Income taxes paid	115	133
See notes to consolidated financial statements (unaudited).

NOTE 1 - BASIS OF PRESENTATION AND ACCOUNTING POLICIES
Organization
The accompanying unaudited consolidated financial statements were prepared in accordance with United States (U.S.) generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation were included. The results of operations for the nine months ended September 30, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021. Certain items in prior periods were reclassified to conform to the current presentation. For further information, refer to the consolidated financial statements and footnotes thereto included in the Annual Report of Comerica Incorporated and Subsidiaries (the Corporation) on Form 10-K for the year ended December 31, 2020.
Defined Benefit Pension and Other Postretirement Costs
Effective January 1, 2021, the Corporation elected to change the accounting methodology for determining the market-related value of assets (MRVA) for certain asset classes in the qualified defined benefit pension plan. The MRVA is used to calculate the Corporation's expected return on plan assets, a component of defined pension benefit cost (credit). These classes are currently comprised of the fixed income securities and private placement assets held in the portfolio, utilized by the Corporation to mitigate the impacts to financial results from changes in fair value of the pension liability. Previously, MRVA was measured using a historical five-year average fair value. Under the new methodology, the Corporation calculates MRVA using fair value of plan assets. Although both methods are permitted under U.S. GAAP, the Corporation believes the new policy is preferable for these classes of assets as it results in more timely recognition of the performance of pension assets in the results from operations.
The change in accounting methodology is applied retrospectively to all prior periods presented in the consolidated financial statements. The impact of the change to the qualified defined benefit plan on the Corporation's consolidated financial statements is as follows:
Consolidated Balance Sheets

	September 30, 2021	December 31, 2020
(in millions)	Accounting Change Impact	Previously Reported	Accounting Change Impact	Recast Amounts
Accumulated other comprehensive (loss) income	$(11)	$168	$(104)	$64
Retained earnings	11	9,623	104	9,727
Consolidated Statements of Comprehensive Income

	Three Months Ended September 30,
	2021	2020
(in millions)	Accounting Change Impact	Previously Reported	Accounting Change Impact	Recast Amounts
Other noninterest expenses	$(5)	$23	$(8)	$15
Provision for income taxes	1	48	2	50
Net income	4	211	6	217

Earnings per common share:
Basic	$0.03	$1.45	$0.04	$1.49
Diluted	0.03	1.44	0.04	1.48

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

	Nine Months Ended September 30,
	2021	2020
(in millions)	Accounting Change Impact	Previously Reported	Accounting Change Impact	Recast Amounts
Other noninterest expenses	$(14)	$73	$(22)	$51
Provision for income taxes	3	54	5	59
Net income	11	259	17	276

Earnings per common share:
Basic	$0.08	$1.79	$0.12	$1.91
Diluted	0.08	1.78	0.12	1.90
Consolidated Statements of Cash Flows

	Nine Months Ended September 30,
	2021	2020
(in millions)	Accounting Change Impact	Previously Reported	Accounting Change Impact	Recast Amounts
Net income	$11	$259	$17	$276
Provision (benefit) for deferred income taxes	3	(104)	5	(99)
Net periodic defined benefit credit	(14)	(19)	(22)	(41)

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

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries
Assets and Liabilities Recorded at Fair Value on a Recurring Basis
The following tables present the recorded amount of assets and liabilities measured at fair value on a recurring basis as of September 30, 2021 and December 31, 2020.

(in millions)	Total	Level 1	Level 2	Level 3
September 30, 2021
Deferred compensation plan assets	$108	$108	$—	$—
Equity securities	71	71	—	—
Investment securities available-for-sale:
U.S. Treasury securities	3,429	3,429	—	—
Residential mortgage-backed securities (a)	13,163	—	13,163	—
Commercial mortgage-backed securities (a)	254	—	254	—
Total investment securities available-for-sale	16,846	3,429	13,417	—
Derivative assets:
Interest rate contracts	326	—	299	27
Energy contracts	769	—	769	—
Foreign exchange contracts	18	—	18	—
Total derivative assets	1,113	—	1,086	27
Total assets at fair value	$18,138	$3,608	$14,503	$27
Derivative liabilities:
Interest rate contracts	$62	$—	$62	$—
Energy contracts	764	—	764	—
Foreign exchange contracts	12	—	12	—
Total derivative liabilities	838	—	838	—
Deferred compensation plan liabilities	108	108	—	—
Total liabilities at fair value	$946	$108	$838	$—
December 31, 2020
Deferred compensation plan assets	$107	$107	$—	$—
Equity securities	60	60	—	—
Investment securities available-for-sale:
U.S. Treasury securities	4,658	4,658	—	—
Residential mortgage-backed securities (a)	10,370	—	10,370	—
Total investment securities available-for-sale	15,028	4,658	10,370	—
Derivative assets:
Interest rate contracts	531	—	492	39
Energy contracts	151	—	151	—
Foreign exchange contracts	18	—	18	—
Total derivative assets	700	—	661	39
Total assets at fair value	$15,895	$4,825	$11,031	$39
Derivative liabilities:
Interest rate contracts	$61	$—	$61	$—
Energy contracts	149	—	149	—
Foreign exchange contracts	19	—	19	—
Total derivative liabilities	229	—	229	—
Deferred compensation plan liabilities	107	107	—	—
Total liabilities at fair value	$336	$107	$229	$—
(a)Issued and/or guaranteed by U.S. government agencies or U.S. government-sponsored enterprises.

    There were no transfers of assets or liabilities recorded at fair value on a recurring basis into or out of Level 3 fair value measurements during each of the three- and nine-month periods ended September 30, 2021 and 2020.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries
The following table summarizes the changes in Level 3 assets and liabilities measured at fair value on a recurring basis for the three- and nine-month periods ended September 30, 2021 and 2020.

		Net Realized/Unrealized Gains (Losses) (Pretax) Recorded in Earnings (a)
	Balance at Beginning of Period				Balance at End of Period
				Sales
(in millions)		Realized	Unrealized
Three Months Ended September 30, 2021
Derivative assets:
Interest rate contracts	$29	$—	$(2)	$—	$27
Three Months Ended September 30, 2020
Derivative assets:
Interest rate contracts	$44	$—	$(2)	$—	$42
Nine Months Ended September 30, 2021
Derivative assets:
Interest rate contracts	$39	$—	$(12)	$—	$27
Nine Months Ended September 30, 2020
Derivative assets:
Interest rate contracts	$22	$—	$20	$—	$42
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
The following table presents assets recorded at fair value on a nonrecurring basis at September 30, 2021 and December 31, 2020. No liabilities were recorded at fair value on a nonrecurring basis at September 30, 2021 and December 31, 2020.

(in millions)	Level 3
September 30, 2021
Loans:
Commercial	$125
Real estate construction	4
Commercial mortgage	12
International	7
Total assets at fair value	$148
December 31, 2020
Loans:
Commercial	$134
Commercial mortgage	16
Total assets at fair value	$150
Level 3 assets recorded at fair value on a nonrecurring basis at September 30, 2021 and December 31, 2020 included both nonaccrual loans and TDRs for which a specific allowance was established based on the fair value of collateral. The unobservable inputs were the additional adjustments applied by management to the appraised values to reflect such factors as non-current appraisals and revisions to estimated time to sell. These adjustments are determined based on qualitative judgments made by management on a case-by-case basis and are not observable inputs, although they are used in the determination of fair value.

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
The carrying amount and estimated fair value of financial instruments not recorded at fair value in their entirety on a recurring basis on the Corporation’s Consolidated Balance Sheets are as follows:

	Carrying Amount	Estimated Fair Value
(in millions)		Total	Level 1	Level 2	Level 3
September 30, 2021
Assets
Cash and due from banks	$1,050	$1,050	$1,050	$—	$—
Interest-bearing deposits with banks	22,539	22,539	22,539	—	—
Loans held-for-sale	7	7	—	7	—
Total loans, net of allowance for loan losses (a)	47,586	48,146	—	—	48,146
Customers’ liability on acceptances outstanding	3	3	3	—	—
Restricted equity investments	92	92	92	—	—
Nonmarketable equity securities (b)	6	10
Liabilities
Demand deposits (noninterest-bearing)	44,093	44,093	—	44,093	—
Interest-bearing deposits	36,100	36,100	—	36,100	—
Customer certificates of deposit	2,091	2,090	—	2,090	—
Total deposits	82,284	82,283	—	82,283	—
Acceptances outstanding	3	3	3	—	—
Medium- and long-term debt	2,837	2,904	—	2,904	—
Credit-related financial instruments	(51)	(51)	—	—	(51)
December 31, 2020
Assets
Cash and due from banks	$1,031	$1,031	$1,031	$—	$—
Interest-bearing deposits with banks	14,736	14,736	14,736	—	—
Loans held-for-sale	5	5	—	5	—
Total loans, net of allowance for loan losses (a)	51,343	50,601	—	—	50,601
Customers’ liability on acceptances outstanding	1	1	1	—	—
Restricted equity investments	207	207	207	—	—
Nonmarketable equity securities (b)	5	9
Liabilities
Demand deposits (noninterest-bearing)	39,420	39,420	—	39,420	—
Interest-bearing deposits	31,316	31,316	—	31,316	—
Customer certificates of deposit	2,133	2,133	—	2,133	—
Total deposits	72,869	72,869	—	72,869	—
Acceptances outstanding	1	1	1	—	—
Medium- and long-term debt	5,728	5,790	—	5,790	—
Credit-related financial instruments	(68)	(68)	—	—	(68)
(a)Included $148 million and $150 million of loans recorded at fair value on a nonrecurring basis at September 30, 2021 and December 31, 2020, respectively.
(b)Certain investments that are measured at fair value using the net asset value have not been classified in the fair value hierarchy. The fair value amounts presented in the table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the Consolidated Balance Sheets.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries
NOTE 3 - INVESTMENT SECURITIES
A summary of the Corporation’s investment securities follows:

(in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
September 30, 2021
Investment securities available-for-sale:
U.S. Treasury securities	$3,417	$34	$22	$3,429
Residential mortgage-backed securities (a)	13,175	114	126	13,163
Commercial mortgage-backed securities (a)	258	—	4	254
Total investment securities available-for-sale	$16,850	$148	$152	$16,846

December 31, 2020
Investment securities available-for-sale:
U.S. Treasury securities	$4,583	$76	$1	$4,658
Residential mortgage-backed securities (a)	10,169	203	2	10,370
Total investment securities available-for-sale	$14,752	$279	$3	$15,028
(a)Issued and/or guaranteed by U.S. government agencies or U.S. government-sponsored enterprises.
A summary of the Corporation’s investment securities in an unrealized loss position as of September 30, 2021 and December 31, 2020 follows:

	Temporarily Impaired
	Less than 12 Months		12 Months or more		Total
(in millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
September 30, 2021
U.S. Treasury securities	$992	$8	$832	$14	$1,824	$22
Residential mortgage-backed securities (a)	6,872	107	391	19	7,263	126
Commercial mortgage-backed securities (a)	254	4	—	—	254	4
Total temporarily impaired securities	$8,118	$119	$1,223	$33	$9,341	$152
December 31, 2020
U.S. Treasury securities	$1,119	$1	$—	$—	$1,119	$1
Residential mortgage-backed securities (a)	952	2	—	—	952	2
Total temporarily impaired securities	$2,071	$3	$—	$—	$2,071	$3
(a)Issued and/or guaranteed by U.S. government agencies or U.S. government-sponsored enterprises.
Unrealized losses resulted from changes in market interest rates and liquidity. The Corporation’s portfolio is comprised of securities issued or guaranteed by the U.S. government or government-sponsored enterprises. As such, it is expected that the securities would not be settled at a price less than the amortized cost of the investments. Further, the Corporation does not intend to sell the investments, and it is not more likely than not that it will be required to sell the investments before recovery of amortized costs. At September 30, 2021, the Corporation had 390 securities in an unrealized loss position with no allowance for credit losses, comprised of 20 U.S. Treasury securities, 345 residential mortgage-backed securities and 25 commercial mortgage-backed securities.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries
Interest receivable on investment securities totaled $22 million at September 30, 2021 and $18 million at December 31, 2020 and was included in accrued income and other assets on the Consolidated Balance Sheets.
Sales, calls and write-downs of investment securities available-for-sale, computed based on the adjusted cost of the specific security, resulted in no gains or losses during the three months ended September 30, 2021 or September 30, 2020 or the nine months ended September 30, 2021. There were $1 million of gains and $1 million of losses for the nine months ended September 30, 2020.
The following table summarizes the amortized cost and fair values of debt securities by contractual maturity. Securities with multiple maturity dates are classified in the period of final maturity. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(in millions)
September 30, 2021	Amortized Cost	Fair Value
Contractual maturity
Within one year	$469	$472
After one year through five years	3,143	3,163
After five years through ten years	902	915
After ten years	12,336	12,296
Total investment securities	$16,850	$16,846
Included in the contractual maturity distribution in the table above were residential mortgage-backed securities with a total amortized cost and fair value of $13.2 billion and commercial mortgage-backed securities with a total amortized cost of $258 million and a fair value of $254 million. The actual cash flows of mortgage-backed securities may differ as borrowers of the underlying loans may exercise prepayment options.
At September 30, 2021, investment securities with a carrying value of $3.9 billion were pledged where permitted or required by law, including $2.4 billion pledged to the Federal Home Loan Bank (FHLB) as collateral for potential future borrowings of approximately $2.3 billion and $1.4 billion to secure $926 million of liabilities, primarily public and other deposits of state and local government agencies as well as derivative instruments. For information on FHLB borrowings, refer to Note 7.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries
NOTE 4 – CREDIT QUALITY AND ALLOWANCE FOR CREDIT LOSSES
The following table presents an aging analysis of the amortized cost basis of loans.

	Loans Past Due and Still Accruing
(in millions)	30-59 Days	60-89 Days	90 Days or More	Total	Nonaccrual Loans	Current Loans (a)	Total Loans
September 30, 2021
Business loans:
Commercial	$51	$6	$3	$60	$200	$28,095	$28,355
Real estate construction:
Commercial Real Estate business line (b)	17	—	—	17	—	2,471	2,488
Other business lines (c)	—	6	3	9	6	507	522
Total real estate construction	17	6	3	26	6	2,978	3,010
Commercial mortgage:
Commercial Real Estate business line (b)	7	—	—	7	2	3,404	3,413
Other business lines (c)	34	11	1	46	28	7,728	7,802
Total commercial mortgage	41	11	1	53	30	11,132	11,215
Lease financing	6	—	—	6	—	563	569
International	9	1	1	11	8	1,112	1,131
Total business loans	124	24	8	156	244	43,880	44,280

Retail loans:
Residential mortgage	12	1	—	13	35	1,765	1,813
Consumer:
Home equity	7	1	—	8	12	1,537	1,557
Other consumer	—	—	4	4	—	541	545
Total consumer	7	1	4	12	12	2,078	2,102
Total retail loans	19	2	4	25	47	3,843	3,915
Total loans	$143	$26	$12	$181	$291	$47,723	$48,195
December 31, 2020
Business loans:
Commercial	$62	$115	$33	$210	$252	$32,291	$32,753
Real estate construction:
Commercial Real Estate business line (b)	31	—	—	31	—	3,626	3,657
Other business lines (c)	9	—	—	9	1	415	425
Total real estate construction	40	—	—	40	1	4,041	4,082
Commercial mortgage:
Commercial Real Estate business line (b)	51	1	—	52	3	2,218	2,273
Other business lines (c)	48	40	5	93	26	7,520	7,639
Total commercial mortgage	99	41	5	145	29	9,738	9,912
Lease financing	14	—	1	15	1	578	594
International	—	—	—	—	—	926	926
Total business loans	215	156	39	410	283	47,574	48,267

Retail loans:
Residential mortgage	11	4	—	15	47	1,768	1,830
Consumer:
Home equity	7	1	—	8	17	1,563	1,588
Other consumer	10	—	6	16	—	590	606
Total consumer	17	1	6	24	17	2,153	2,194
Total retail loans	28	5	6	39	64	3,921	4,024
Total loans	$243	$161	$45	$449	$347	$51,495	$52,291
(a)Includes $35 million and $141 million of loans with deferred payments not considered past due in accordance with the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) at September 30, 2021 and December 31, 2020, respectively.
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

	September 30, 2021
	Vintage Year
(in millions)	2021		2020		2019	2018	2017	Prior	Revolvers	Revolvers Converted to Term	Total
Business loans:
Commercial:
Pass (a)	$3,891	(b)	$2,149	(b)	$1,670	$1,122	$779	$863	$16,606	$12	$27,092
Criticized (c)	67		102		138	93	33	143	685	2	1,263
Total commercial	3,958		2,251		1,808	1,215	812	1,006	17,291	14	28,355
Real estate construction
Pass (a)	262		899		977	425	189	35	157	—	2,944
Criticized (c)	—		3		30	14	8	8	3	—	66
Total real estate construction	262		902		1,007	439	197	43	160	—	3,010
Commercial mortgage
Pass (a)	1,655		2,003		1,504	1,547	1,135	2,588	445	—	10,877
Criticized (c)	11		44		66	30	27	151	9	—	338
Total commercial mortgage	1,666		2,047		1,570	1,577	1,162	2,739	454	—	11,215
Lease financing
Pass (a)	62		93		103	54	40	183	—	—	535
Criticized (c)	—		2		21	9	1	1	—	—	34
Total lease financing	62		95		124	63	41	184	—	—	569
International
Pass (a)	281		135		154	31	4	16	448	—	1,069
Criticized (c)	20		13		3	8	4	8	6	—	62
Total international	301		148		157	39	8	24	454	—	1,131
Total business loans	6,249		5,443		4,666	3,333	2,220	3,996	18,359	14	44,280
Retail loans:
Residential mortgage
Pass (a)	363		577		187	85	122	443	—	—	1,777
Criticized (c)	1		—		1	2	7	25	—	—	36
Total residential mortgage	364		577		188	87	129	468	—	—	1,813
Consumer:
Home equity
Pass (a)	—		—		—	—	—	13	1,477	52	1,542
Criticized (c)	—		—		—	—	—	—	10	5	15
Total home equity	—		—		—	—	—	13	1,487	57	1,557
Other consumer
Pass (a)	68		72		17	9	1	33	341	—	541
Criticized (c)	—		—		—	—	—	—	4	—	4
Total other consumer	68		72		17	9	1	33	345	—	545
Total consumer	68		72		17	9	1	46	1,832	57	2,102
Total retail loans	432		649		205	96	130	514	1,832	57	3,915
Total loans	$6,681		$6,092		$4,871	$3,429	$2,350	$4,510	$20,191	$71	$48,195

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
(b)Includes Small Business Administration Paycheck Protection Program (PPP) loans of $627 million and $393 million in 2021 and 2020, respectively, at September 30, 2021, and PPP loans of $3.5 billion in 2020 at December 31, 2020.
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

Loan interest receivable totaled $118 million and $141 million at September 30, 2021 and December 31, 2020, respectively, and was included in accrued income and other assets on the Consolidated Balance Sheets.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries
Allowance for Credit Losses
The following table details the changes in the allowance for credit losses.

	2021			2020
(in millions)	Business Loans	Retail Loans	Total	Business Loans	Retail Loans	Total
Three Months Ended September 30
Balance at beginning of period:
Allowance for loan losses	$589	$63	$652	$943	$64	$1,007
Allowance for credit losses on lending-related commitments	24	7	31	50	9	59
Allowance for credit losses	613	70	683	993	73	1,066
Loan charge-offs	(26)	—	(26)	(53)	—	(53)
Recoveries on loans previously charged-off	22	2	24	18	2	20
Net loan (charge-offs) recoveries	(4)	2	(2)	(35)	2	(33)
Provision for credit losses:
Provision for loan losses	(31)	(10)	(41)	15	(11)	4
Provision for credit losses on lending-related commitments	—	(1)	(1)	1	—	1
Provision for credit losses	(31)	(11)	(42)	16	(11)	5
Balance at end of period:
Allowance for loan losses	554	55	609	923	55	978
Allowance for credit losses on lending-related commitments	24	6	30	51	9	60
Allowance for credit losses	$578	$61	$639	$974	$64	$1,038
Nine Months Ended September 30
Balance at beginning of period
Allowance for loan losses	$895	$53	$948	$601	$36	$637
Allowance for credit losses on lending-related commitments	35	9	44	28	3	31
Allowance for credit losses	930	62	992	629	39	668
Cumulative effect of change in accounting principle	—	—	—	(42)	25	(17)
Loan charge-offs	(48)	(2)	(50)	(196)	(3)	(199)
Recoveries on loans previously charged-off	53	3	56	29	3	32
Net loan recoveries (charge-offs)	5	1	6	(167)	—	(167)
Provision for credit losses:
Provision for loan losses	(346)	1	(345)	531	(6)	525
Provision for credit losses on lending-related commitments	(11)	(3)	(14)	23	6	29
Provision for credit losses	(357)	(2)	(359)	554	—	554
Balance at end of period:
Allowance for loan losses	554	55	609	923	55	978
Allowance for credit losses on lending-related commitments	24	6	30	51	9	60
Allowance for credit losses	$578	$61	$639	$974	$64	$1,038
Allowance for loan losses as a percentage of total loans	1.25%	1.42%	1.26%	1.91%	1.35%	1.87%
Allowance for loan losses as a percentage of total loans excluding PPP loans	1.28	n/a	1.29	2.07	n/a	2.01
Allowance for credit losses as a percentage of total loans	1.30	1.57	1.33	2.02	1.57	1.98
Allowance for credit losses as a percentage of total loans excluding PPP loans	1.34	n/a	1.35	2.19	n/a	2.14
n/a - not applicable

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries
Nonaccrual Loans
The following table presents additional information regarding nonaccrual loans. No interest income was recognized on nonaccrual loans for the three- and nine-month periods ended September 30, 2021 and 2020.

(in millions)	Nonaccrual Loans with No Related Allowance	Nonaccrual Loans with Related Allowance	Total Nonaccrual Loans
September 30, 2021
Business loans:
Commercial	$20	$180	$200
Real estate construction:
Other business lines (a)	—	6	6
Commercial mortgage:
Commercial Real Estate business line (b)	1	1	2
Other business lines (a)	6	22	28
Total commercial mortgage	7	23	30
International	—	8	8
Total business loans	27	217	244
Retail loans:
Residential mortgage	35	—	35
Consumer:
Home equity	12	—	12
Total retail loans	47	—	47
Total nonaccrual loans	$74	$217	$291
December 31, 2020
Business loans:
Commercial	$57	$195	$252
Real estate construction:
Other business lines (a)	—	1	1
Commercial mortgage:
Commercial Real Estate business line (b)	1	2	3
Other business lines (a)	5	21	26
Total commercial mortgage	6	23	29
Lease financing	—	1	1
Total business loans	63	220	283
Retail loans:
Residential mortgage	47	—	47
Consumer:
Home equity	17	—	17
Total retail loans	64	—	64
Total nonaccrual loans	$127	$220	$347
(a)Primarily loans secured by owner-occupied real estate.
(b)Primarily loans to real estate developers.

Foreclosed Properties
Foreclosed properties totaled $1 million at September 30, 2021 compared to $8 million at December 31, 2020, respectively. There were no retail loans secured by residential real estate properties in process of foreclosure included in nonaccrual loans at September 30, 2021 and December 31, 2020.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries
Troubled Debt Restructurings
The following table details the amortized cost basis at September 30, 2021 and 2020 of loans considered to be TDRs that were restructured during the three- and nine-month periods ended September 30, 2021 and 2020, by type of modification. In cases of loans with more than one type of modification, the loans were categorized based on the most significant modification.

	2021			2020
	Type of Modification			Type of Modification
(in millions)	Principal Deferrals (a)	Interest Rate Reductions	Total Modifications	Principal Deferrals (a)	Interest Rate Reductions	Total Modifications
Three Months Ended September 30,
Commercial	$—	$—	$—	$11	$—	$11
Commercial mortgage:
Other business lines (b)	—	—	—	1	—	1
Total business loans	—	—	—	12	—	12

Retail loans:
Consumer:
Home equity (c)	—	—	—	—	1	1
Total retail loans	—	—	—	—	1	1
Total loans	$—	$—	$—	$12	$1	$13
Nine Months Ended September 30,
Business loans:
Commercial	$—	$—	$—	$26	$—	$26
Commercial mortgage:
Other business lines (b)	—	—	—	2	—	2
Total business loans	—	—	—	28	—	28
Retail loans:
Consumer:
Home equity (c)	—	1	1	—	1	1
Total retail loans	—	1	1	—	1	1
Total loans	$—	$1	$1	$28	$1	$29
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
The Corporation charges interest on principal balances outstanding during deferral periods. Additionally, none of the modifications involved forgiveness of principal. There were no commitments to lend additional funds to borrowers whose terms have been modified in TDRs at September 30, 2021 and December 31, 2020. On an ongoing basis, the Corporation monitors the performance of modified loans to their restructured terms. The allowance for loan losses continues to be reassessed on the basis of an individual evaluation of the loan. Loans with terms extended by more than an insignificant time period in accordance with the provisions of the CARES Act, primarily retail loans, were $33 million at September 30, 2021 and not reported as TDRs.
For principal deferrals, incremental deterioration in the credit quality of the loan, represented by a downgrade in the risk rating of the loan, for example, due to missed interest payments or a reduction of collateral value, is considered a subsequent default. For interest rate reductions, a subsequent payment default is defined in terms of delinquency, when a principal or interest payment is 90 days past due. Of the TDRs modified during the twelve-month periods ended September 30, 2021 and 2020, subsequent defaults of principal deferrals or interest rate reductions were insignificant for the three- and nine-month periods ended September 30, 2021, compared to $6 million and $11 million of principal deferrals and no interest rate reductions in the comparable period in 2020.

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
Credit risk is the possible loss that may occur in the event of nonperformance by the counterparty to a financial instrument. The Corporation attempts to minimize credit risk arising from customer-initiated derivatives by evaluating the creditworthiness of each customer, adhering to the same credit approval process used for traditional lending activities and obtaining collateral as deemed necessary. Derivatives with dealer counterparties are either cleared through a clearinghouse or settled directly with a single counterparty. For derivatives settled directly with dealer counterparties, the Corporation utilizes counterparty risk limits and monitoring procedures as well as master netting arrangements and bilateral collateral agreements to facilitate the management of credit risk. Master netting arrangements effectively reduce credit valuation adjustments by permitting settlement of positive and negative positions and offset cash collateral held with the same counterparty on a net basis. Bilateral collateral agreements require daily exchange of cash or highly rated securities issued by the U.S. Treasury or other U.S. government entities to collateralize amounts due to either party. At September 30, 2021, counterparties with bilateral collateral agreements deposited $14 million of cash with the Corporation to secure the fair value of contracts in an unrealized gain position, and the Corporation had pledged $58 million of marketable investment securities and posted $701 million of cash as collateral for contracts in an unrealized loss position. For those counterparties not covered under bilateral collateral agreements, collateral is obtained, if deemed necessary, based on the results of management’s credit evaluation of the counterparty. Collateral varies, but may include cash, investment securities, accounts receivable, equipment or real estate. Included in the fair value of derivative instruments are credit valuation adjustments reflecting counterparty credit risk. These adjustments are determined by applying a credit spread for the counterparty or the Corporation, as appropriate, to the total expected exposure of the derivative.
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

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries
The following table presents the composition of the Corporation’s derivative instruments held or issued for risk management purposes or in connection with customer-initiated and other activities at September 30, 2021 and December 31, 2020.

	September 30, 2021			December 31, 2020
		Fair Value			Fair Value
(in millions)	Notional/ Contract Amount (a)	Gross Derivative Assets	Gross Derivative Liabilities	Notional/ Contract Amount (a)	Gross Derivative Assets	Gross Derivative Liabilities
Risk management purposes
Derivatives designated as hedging instruments
Interest rate contracts:
Swaps - fair value - receive fixed/pay floating	$2,650	$—	$—	$2,650	$—	$—
Swaps - cash flow - receive fixed/pay floating	5,250	—	—	5,550	—	—
Derivatives used as economic hedges
Foreign exchange contracts:
Spot, forwards and swaps	401	2	—	442	1	4
Total risk management purposes	8,301	2	—	8,642	1	4
Customer-initiated and other activities
Interest rate contracts:
Caps and floors written	895	—	1	869	—	—
Caps and floors purchased	895	1	—	869	—	—
Swaps	20,601	325	61	19,783	531	61
Total interest rate contracts	22,391	326	62	21,521	531	61
Energy contracts:
Caps and floors written	1,004	1	145	503	1	33
Caps and floors purchased	1,004	145	1	503	33	1
Swaps	3,930	623	618	2,115	117	115
Total energy contracts	5,938	769	764	3,121	151	149
Foreign exchange contracts:
Spot, forwards, options and swaps	1,649	16	12	1,901	17	15
Total customer-initiated and other activities	29,978	1,111	838	26,543	699	225
Total gross derivatives	$38,279	$1,113	$838	$35,185	$700	$229
Amounts offset in the Consolidated Balance Sheets:
Netting adjustment - Offsetting derivative assets/liabilities		(77)	(77)		(83)	(83)
Netting adjustment - Cash collateral received/posted		(11)	(661)		(17)	(48)
Net derivatives included in the Consolidated Balance Sheets (b)		1,025	100		600	98
Amounts not offset in the Consolidated Balance Sheets:
Marketable securities pledged under bilateral collateral agreements		—	(57)		—	(42)
Net derivatives after deducting amounts not offset in the Consolidated Balance Sheets		$1,025	$43		$600	$56
(a)Notional or contractual amounts, which represent the extent of involvement in the derivatives market, are used to determine the contractual cash flows required in accordance with the terms of the agreement. These amounts are typically not exchanged, significantly exceed amounts subject to credit or market risk and are not reflected in the Consolidated Balance Sheets.
(b)Net derivative assets are included in accrued income and other assets and net derivative liabilities are included in accrued expenses and other liabilities on the Consolidated Balance Sheets. Included in the fair value of net derivative assets and net derivative liabilities are credit valuation adjustments reflecting counterparty credit risk and credit risk of the Corporation. The fair value of net derivative assets included credit valuation adjustments for counterparty credit risk of $13 million and $27 million at September 30, 2021 and December 31, 2020, respectively.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries
Risk Management
The Corporation's derivative instruments used for managing interest rate risk include cash flow hedging strategies that convert variable-rate loans to fixed rates and fair value hedging strategies that convert fixed-rate long-term debt to variable rates. Interest and fees on loans included $24 million of cash flow hedge income for both the three-month periods ended September 30, 2021 and 2020, and $72 million and $46 million for the nine-month periods ended September 30, 2021 and 2020, respectively. In the second quarter of 2021, interest rate swap agreements with a notional amount of $300 million outstanding matured.
The following table details the effects of fair value hedging on the Consolidated Statements of Comprehensive Income.

	Interest on Medium- and Long-Term Debt
	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2021	2020	2021	2020
Total interest on medium- and long-term debt (a)	$9	$11	$27	$70
Fair value hedging relationships:
Interest rate contracts:
Hedged items	25	26	76	84
Derivatives designated as hedging instruments	(17)	(16)	(51)	(34)
(a) Includes the effects of hedging.
    For information on accumulated net gains on cash flow hedges, refer to Note 8.
    The following table summarizes the expected weighted average remaining maturity of the notional amount of risk management interest rate swaps, the carrying amount of the related hedged items and the weighted average interest rates associated with amounts expected to be received or paid on interest rate swap agreements as of September 30, 2021 and December 31, 2020.

Cash flow swaps - receive fixed/pay floating rate on variable-rate loans

(dollar amounts in millions)	September 30, 2021	December 31, 2020
Derivative notional amount	$5,250	$5,550
Weighted average:
Remaining maturity (in years)	1.6	2.3
Receive rate	1.85%	1.87%
Pay rate (a)	0.09	0.15
(a)Variable rates paid on receive fixed swaps designated as cash flow hedges are based on one-month LIBOR rates in effect at September 30, 2021 and December 31, 2020.

Fair value swaps - receive fixed/pay floating rate on medium- and long-term debt

(dollar amounts in millions)	September 30, 2021	December 31, 2020
Derivative notional amount	$2,650	$2,650
Carrying value of hedged items (a)	2,837	2,928
Weighted average:
Remaining maturity (in years)	3.9	4.6
Receive rate	3.68%	3.68%
Pay rate (b)	1.07	1.16
(a)Included $187 million and $279 million of cumulative hedging adjustments at September 30, 2021 and December 31, 2020, respectively, which included $5 million and $6 million, respectively, of hedging adjustment on a discontinued hedging relationship.
(b)Variable rates paid on receive fixed swaps designated as fair value hedges are based on one- and six-month LIBOR rates in effect at September 30, 2021 and December 31, 2020.
Customer-Initiated and Other
The Corporation enters into derivative transactions at the request of customers and generally takes offsetting positions with dealer counterparties to mitigate the inherent market risk. Income primarily results from the spread between the customer derivative and the offsetting dealer position.
For customer-initiated foreign exchange contracts where offsetting positions have not been taken, the Corporation manages the remaining inherent market risk through individual foreign currency position limits and aggregate value-at-risk

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries
limits. These limits are established annually and reviewed quarterly. For those customer-initiated derivative contracts which were not offset or where the Corporation holds a position within the limits described above, the Corporation did not recognize any gains or losses for either the three- and nine-month periods ended September 30, 2021 or 2020.
Fair values of customer-initiated and other derivative instruments represent the net unrealized gains or losses on such contracts and are recorded on the Consolidated Balance Sheets. Changes in fair value are recognized on the Consolidated Statements of Comprehensive Income. The net gains (losses) recognized in income on customer-initiated derivative instruments, net of the impact of offsetting positions included in derivative income, were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2021	2020	2021	2020
Interest rate contracts	$2	$1	$26	$17
Energy contracts	7	(1)	13	2
Foreign exchange contracts	11	9	33	29
Total derivative income	$20	$9	$72	$48
Credit-Related Financial Instruments
The Corporation issues off-balance sheet financial instruments in connection with commercial and consumer lending activities. The Corporation’s credit risk associated with these instruments is represented by the contractual amounts indicated in the following table.

(in millions)	September 30, 2021	December 31, 2020
Unused commitments to extend credit:
Commercial and other	$25,945	$23,443
Bankcard, revolving credit and home equity loan commitments	3,496	3,297
Total unused commitments to extend credit	$29,441	$26,740
Standby letters of credit	$3,350	$3,273
Commercial letters of credit	60	30
The Corporation maintains an allowance to cover current expected credit losses inherent in lending-related commitments, including unused commitments to extend credit, letters of credit and financial guarantees. The allowance for credit losses on lending-related commitments, included in accrued expenses and other liabilities on the Consolidated Balance Sheets, was $30 million and $44 million at September 30, 2021 and December 31, 2020, respectively.
Unused Commitments to Extend Credit
Commitments to extend credit are legally binding agreements to lend to a customer, provided there is no violation of any condition established in the contract. These commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many commitments expire without being drawn upon, the total contractual amount of commitments does not necessarily represent future cash requirements of the Corporation. Commercial and other unused commitments are primarily variable rate commitments. The allowance for credit losses on lending-related commitments included $27 million at September 30, 2021 and $37 million at December 31, 2020 for expected credit losses inherent in the Corporation’s unused commitments to extend credit.
Standby and Commercial Letters of Credit
Standby letters of credit represent conditional obligations of the Corporation which guarantee the performance of a customer to a third party. Standby letters of credit are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing and similar transactions. Commercial letters of credit are issued to finance foreign or domestic trade transactions. These contracts expire in decreasing amounts through the year 2028. The Corporation may enter into participation arrangements with third parties that effectively reduce the maximum amount of future payments which may be required under standby and commercial letters of credit. There were $3.4 billion standby and commercial letters of credit outstanding at September 30, 2021 and $3.3 billion at December 31, 2020, of which these risk participations covered $134 million and $150 million, respectively.
The carrying value of the Corporation’s standby and commercial letters of credit, included in accrued expenses and other liabilities on the Consolidated Balance Sheets, totaled $32 million at September 30, 2021 and consisted of $29 million in deferred fees and $3 million in the allowance for credit losses on lending-related commitments. At December 31, 2020, the comparable amounts were $37 million, $30 million and $7 million, respectively.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries
The following table presents a summary of criticized standby and commercial letters of credit at September 30, 2021 and December 31, 2020. The Corporation's criticized list is generally consistent with the Special Mention, Substandard and Doubtful categories defined by regulatory authorities. The Corporation manages credit risk through underwriting, periodically reviewing and approving its credit exposures using Board committee approved credit policies and guidelines.

(dollar amounts in millions)	September 30, 2021	December 31, 2020
Total criticized standby and commercial letters of credit	$37	$73
As a percentage of total outstanding standby and commercial letters of credit	1.1%	2.2%
Other Credit-Related Financial Instruments
The Corporation enters into credit risk participation agreements, under which the Corporation assumes credit exposure associated with a borrower’s performance related to certain interest rate derivative contracts. The Corporation is not a party to the interest rate derivative contracts and only enters into these credit risk participation agreements in instances in which the Corporation is also a party to the related loan participation agreements for such borrowers. The Corporation manages its credit risk on the credit risk participation agreements by monitoring the creditworthiness of the borrowers, which is based on the normal credit review process as if the Corporation had entered into the derivative instruments directly with the borrowers. The notional amount of such credit risk participation agreements reflects the pro-rata share of the derivative instrument, consistent with its share of the related participated loan. As of September 30, 2021 and December 31, 2020, the total notional amount of the credit risk participation agreements was approximately $1.0 billion and $1.1 billion, respectively, and the fair value was $1 million at September 30, 2021 and $3 million at December 31, 2020. The maximum estimated exposure to these agreements, as measured by projecting a maximum value of the guaranteed derivative instruments, assuming 100 percent default by all obligors on the maximum values, was $37 million and $62 million at September 30, 2021 and December 31, 2020, respectively. In the event of default, the lead bank has the ability to liquidate the assets of the borrower, in which case the lead bank would be required to return a percentage of the recouped assets to the participating banks. As of September 30, 2021, the weighted average remaining maturity of outstanding credit risk participation agreements was 4.08 years.

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
The Corporation accounts for its interests in LIHTC entities using the proportional amortization method. Ownership interests in other tax credit entities are accounted for under either the cost or equity method. Exposure to loss as a result of the Corporation's involvement in LIHTC entities and other tax credit entities at September 30, 2021 was limited to $444 million and $20 million, respectively.
Investment balances, including all legally binding commitments to fund future investments, are included in accrued income and other assets on the Consolidated Balance Sheets. A liability is recognized in accrued expenses and other liabilities on the Consolidated Balance Sheets for all legally binding unfunded commitments to fund tax credit entities ($166 million at September 30, 2021). Amortization and other write-downs of LIHTC investments are presented on a net basis as a component of the provision for income taxes on the Consolidated Statements of Comprehensive Income, while amortization and write-downs of other tax credit investments are recorded in other noninterest income. The income tax credits and deductions are recorded as a reduction of income tax expense and a reduction of federal income taxes payable.
The Corporation provided no financial or other support that was not contractually required to any of the above VIEs during the nine months ended September 30, 2021 and 2020.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries
The following table summarizes the impact of these tax credit entities on the Corporation’s Consolidated Statements of Comprehensive Income.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2021	2020	2021	2020
Other noninterest income:
Amortization of other tax credit investments	$(1)	$—	$(1)	$—
Provision for income taxes:
Amortization of LIHTC investments	$18	$17	53	51
Low income housing tax credits	(17)	(17)	(50)	(49)
Other tax benefits related to tax credit entities	(5)	(4)	(13)	(11)
Total provision for income taxes	$(4)	$(4)	$(10)	$(9)
For further information on the Corporation’s consolidation policy, see Note 1 to the consolidated financial statements in the Corporation's 2020 Annual Report.

NOTE 7 - MEDIUM- AND LONG-TERM DEBT
Medium- and long-term debt is summarized as follows:

(in millions)	September 30, 2021	December 31, 2020
Parent company
Subordinated notes:
3.80% subordinated notes due 2026 (a)	$270	$280
Medium- and long-term notes:
3.70% notes due 2023 (a)	887	905
4.00% notes due 2029 (a)	602	633
Total medium- and long-term notes	1,489	1,538
Total parent company	1,759	1,818
Subsidiaries
Subordinated notes:
4.00% subordinated notes due 2025 (a)	369	380
7.875% subordinated notes due 2026 (a)	195	207
Total subordinated notes	564	587
Medium- and long-term notes:
2.50% notes due 2024 (a)	514	523
Total medium- and long-term notes	514	523
FHLB advances:
Floating-rate based on FHLB auction rate due 2026	—	2,800
Total FHLB advances	—	2,800
Total subsidiaries	1,078	3,910
Total medium- and long-term debt	$2,837	$5,728
(a)The fixed interest rates on these notes have been swapped to a variable rate and designated in a hedging relationship. Accordingly, carrying value has been adjusted to reflect the change in the fair value of the debt as a result of changes in the benchmark rate.
    Subordinated notes with remaining maturities greater than one year qualify as Tier 2 capital.
    Comerica Bank (the Bank), a wholly-owned subsidiary of the Corporation, is a member of the FHLB, which provides short-and long-term funding to its members through advances collateralized by real estate-related assets. The interest rates on the FHLB advances resets between four and eight weeks, based on the FHLB auction rate. Each note may be prepaid in full, without penalty, at each scheduled reset date. The Bank held no outstanding long-term advances at September 30, 2021. Borrowing capacity is contingent on the amount of collateral available to be pledged to the FHLB. At September 30, 2021, $18.6 billion of real estate-related loans and $2.4 billion of investment securities were pledged to the FHLB as collateral with capacity for potential future borrowings of approximately $11.7 billion.
    Unamortized debt issuance costs deducted from the carrying amount of medium- and long-term debt totaled $8 million at September 30, 2021 and $10 million at December 31, 2020.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries
NOTE 8 - ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME
The following table presents a reconciliation of the changes in the components of accumulated other comprehensive (loss) income and details the components of other comprehensive (loss) income for the nine months ended September 30, 2021 and 2020, including the amount of income tax (benefit) expense allocated to each component of other comprehensive (loss) income.

	Nine Months Ended September 30,
(in millions)	2021	2020
Accumulated net unrealized (losses) gains on investment securities:
Balance at beginning of period, net of tax	$211	$65
Net unrealized holding (losses) gains arising during the period	(280)	247
Less: (Benefit) provision for income taxes	(66)	58
Change in net unrealized (losses) gains on investment securities, net of tax	(214)	189
Balance at end of period, net of tax	$(3)	$254
Accumulated net gains on cash flow hedges:
Balance at beginning of period, net of tax	$155	$34
Net cash flow hedge (losses) gains arising during the period	(13)	232
Less: (Benefit) provision for income taxes	(3)	56
Change in net cash flow hedge gains arising during the period, net of tax	(10)	176
Less:
Net cash flow hedge gains included in interest and fees on loans	72	46
Less: Provision for income taxes	16	12
Reclassification adjustment for net cash flow hedge gains included in net income, net of tax	56	34
Change in net cash flow hedge gains, net of tax	(66)	142
Balance at end of period, net of tax (a)	$89	$176
Accumulated defined benefit pension and other postretirement plans adjustment:
Balance at beginning of period, net of tax (b)	$(302)	$(415)
Actuarial loss arising during the period (b)	—	(10)
Less: Benefit for income taxes (b)	—	(2)
Net defined benefit pension and other postretirement plans adjustment arising during the period, net of tax (b)	—	(8)
Amounts recognized in other noninterest expenses:
Amortization of actuarial net loss (b)	30	35
Amortization of prior service credit	(19)	(21)
Total amounts recognized in other noninterest expenses (b)	11	14
Less: Provision for income taxes (b)	2	3
Adjustment for amounts recognized as components of net periodic benefit cost during the period, net of tax	9	11
Change in defined benefit pension and other postretirement plans adjustment, net of tax (b)	9	3
Balance at end of period, net of tax (b)	$(293)	$(412)
Total accumulated other comprehensive (loss) income at end of period, net of tax (b)	$(207)	$18
(a)The Corporation expects to reclassify $59 million of gains, net of tax, from accumulated other comprehensive loss to earnings over the next twelve months if interest yield curves and notional amounts remain at September 30, 2021 levels.
(b)Balances at beginning of period, net of tax, and changes for the nine months ended September 30, 2021 have been recast to reflect the retrospective application of the Corporation's election to change the accounting method for certain components of the qualified defined benefit pension plan as of January 1, 2021. Refer to Note 1 for further information.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries
NOTE 9 - NET INCOME PER COMMON SHARE
Basic and diluted net income per common share are presented in the following table.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except per share data)	2021	2020	2021	2020
Basic and diluted
Net income	$262	$217	$940	$276
Less:
Income allocated to participating securities	1	—	4	1
Preferred stock dividends	6	8	17	8
Net income attributable to common shares	$255	$209	$919	$267
Basic average common shares	133	139	136	139
Basic net income per common share	$1.92	$1.49	$6.75	$1.91
Basic average common shares	133	139	136	139
Dilutive common stock equivalents:
Net effect of the assumed exercise of stock awards	1	1	2	1
Diluted average common shares	134	140	138	140
Diluted net income per common share	$1.90	$1.48	$6.67	$1.90
The following average shares related to outstanding options to purchase shares of common stock were not included in the computation of diluted net income per common share because the options were anti-dilutive for the period.

	Three Months Ended September 30,		Nine Months Ended September 30,
(average outstanding options in thousands)	2021	2020	2021	2020
Average outstanding options	440	2,029	443	1,497
Range of exercise prices	$73.24 - $95.25	$39.10 - $95.25	$73.24 - $95.25	$49.51 - $95.25

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

Qualified Defined Benefit Pension Plan	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2021	2020 (a)	2021	2020 (a)
Service cost	$10	$8	$29	$24
Other components of net benefit credit:
Interest cost	16	18	46	53
Expected return on plan assets	(51)	(47)	(152)	(138)
Amortization of prior service credit	(5)	(5)	(14)	(15)
Amortization of net loss	7	9	22	28
Total other components of net benefit credit	(33)	(25)	(98)	(72)
Net periodic defined benefit credit	$(23)	$(17)	$(69)	$(48)
(a)Recast to reflect the retrospective application of the Corporation's election to change the accounting method for certain components of defined pension benefit credit, effective January 1, 2021. For the three months ended September 30, 2020, expected return on plan assets increased $4 million and amortization of net loss was reduced by $4 million, resulting in an increase of $8 million to total other components of net benefit credit. For the nine months ended September 30, 2020, expected return on plan assets increased $10 million and amortization of net loss was reduced by $12 million, resulting in an increase of $22 million to total other components of net benefit credit. Refer to Note 1 for further information.

Non-Qualified Defined Benefit Pension Plan	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2021	2020	2021	2020
Service cost	$—	$—	$1	$1
Other components of net benefit cost:
Interest cost	2	2	5	6
Amortization of prior service credit	(2)	(2)	(5)	(6)
Amortization of net loss	3	3	8	7
Total other components of net benefit cost	3	3	8	7
Net periodic defined benefit cost	$3	$3	$9	$8

Postretirement Benefit Plan	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2021	2020	2021	2020
Other components of net benefit credit:
Interest cost	$1	$1	$1	$1
Expected return on plan assets	$(1)	$(1)	(2)	(2)
Net periodic defined benefit credit	$—	$—	$(1)	$(1)
NOTE 11 - INCOME TAXES AND TAX-RELATED ITEMS
At September 30, 2021, net unrecognized tax benefits were $20 million, compared to $19 million at December 31, 2020. The Corporation anticipates that it is reasonably possible that final settlement of federal and state tax issues will result in a change in net unrecognized tax benefits of $4 million within the next twelve months. Included in accrued expenses and other liabilities on the Consolidated Balance Sheets was a liability for tax-related interest and penalties of $6 million at both September 30, 2021 and December 31, 2020.
Net deferred tax liabilities were $34 million at September 30, 2021, compared to $4 million of net deferred tax assets at December 31, 2020. The $38 million decrease resulted primarily from a decrease to deferred tax assets related to the allowance for loan losses and an increase to deferred tax liabilities related to defined benefit plans that was partially offset by decreases to deferred tax liabilities related to unrealized losses on investment securities available-for-sale as well as hedging gains and losses and an increase to deferred tax assets related to defined benefit plan components of other comprehensive

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries
income. Included in deferred tax assets at both September 30, 2021 and December 31, 2020 were $3 million of state net operating loss carryforwards, which expire between 2021 and 2030. The Corporation believes that it is more likely than not that the benefit from certain of these state net operating loss carryforwards will not be realized and, accordingly, maintained a valuation allowance of $3 million at both September 30, 2021 and December 31, 2020. The determination regarding valuation allowance was based on evidence of loss carryback capacity, projected future reversals of existing taxable temporary differences to absorb the deferred tax assets and assumptions made regarding future events.
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

NOTE 12 - CONTINGENT LIABILITIES
Legal Proceedings and Regulatory Matters
As previously reported in the Corporation's Form 10-K for the year ended December 31, 2020 and Forms 10-Q for the periods ended March 31, 2021 and June 30, 2021, the Bank appealed a court's decision in Butte Local Development v. Masters Group v. Comerica Bank, for lender liability. On July 6, 2021, the Montana Supreme Court affirmed in part, reversed in part the trial court's judgment in favor of Masters. The court reduced the amount of the award by $8 million. Additionally, in second quarter 2021, the Corporation agreed to a proposed settlement in connection with a class action lawsuit filed in the U.S. District Court in California and a related Trustee claim pending in the U.S. Bankruptcy Court in Delaware. Upon final settlement and court approval, the Corporation expects to be released from any liability for additional litigation or claims. The estimated net impact of this settlement, including the Corporation's insurance coverage, was $15 million and included in other noninterest expenses in second quarter 2021. The Corporation has accrued the estimated probable loss for this matter within accrued expenses and other liabilities.
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
For matters where a loss is not probable, the Corporation has not established an accrual. The Corporation believes the estimate of the aggregate range of reasonably possible losses, in excess of established accruals, for all legal proceedings and regulatory matters in which it is involved is from zero to approximately $48 million at September 30, 2021. This estimated aggregate range of reasonably possible losses is based upon currently available information for those legal proceedings and regulatory matters in which the Corporation is involved, taking into account the Corporation’s best estimate of such losses for

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries
those legal cases and regulatory matters for which such estimate can be made. For certain legal cases and regulatory matters, the Corporation does not believe that an estimate can currently be made. The Corporation’s estimate involves significant judgment, given the varying stages of the legal proceedings and regulatory matters (including the fact many are currently in preliminary stages), the existence in certain legal proceedings of multiple defendants (including the Corporation) whose share of liability has yet to be determined, the numerous yet-unresolved issues in many of the legal proceedings and regulatory matters (including issues regarding class certification and the scope of many of the claims) and the attendant uncertainty of the various potential outcomes of such legal proceedings and regulatory matters. Accordingly, the Corporation’s estimate will change from time to time, and actual losses may be more or less than the current estimate.
In the event of unexpected future developments, it is possible the ultimate resolution of these matters, if unfavorable, may be material to the Corporation's consolidated financial condition, results of operations or cash flows.
For information regarding income tax contingencies, refer to Note 11.

NOTE 13 - STRATEGIC LINES OF BUSINESS AND MARKETS
The Corporation has strategically aligned its operations into three major business segments: the Commercial Bank, the Retail Bank and Wealth Management. These business segments are differentiated based on the type of customer and the related products and services provided. In addition to the three major business segments, the Finance Division is also reported as a segment. Business segment results are produced by the Corporation’s internal management accounting system. This system measures financial results based on the internal business unit structure of the Corporation. The performance of the business segments is not comparable with the Corporation's consolidated results and is not necessarily comparable with similar information for any other financial institution. Additionally, because of the interrelationships of the various segments, the information presented is not indicative of how the segments would perform if they operated as independent entities. The management accounting system assigns balance sheet and income statement items to each business segment using certain methodologies, which are regularly reviewed and refined. From time to time, the Corporation may make reclassifications among the segments to more appropriately reflect management's current view of the segments, and methodologies may be modified as the management accounting system is enhanced and changes occur in the organizational structure and/or product lines. For comparability purposes, amounts in all periods are based on business unit structure and methodologies in effect at September 30, 2021.
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
Business segment financial results are as follows:

	Commercial Bank	Retail Bank	Wealth Management	Finance	Other	Total
(dollar amounts in millions)
Three Months Ended September 30, 2021
Earnings summary:
Net interest income (expense)	$407	$149	$40	$(124)	$3	$475
Provision for credit losses	(25)	(5)	(13)	—	1	(42)
Noninterest income	169	32	69	10	—	280
Noninterest expenses	224	159	79	—	3	465
Provision (benefit) for income taxes	83	4	10	(27)	—	70
Net income (loss)	$294	$23	$33	$(87)	$(1)	$262
Net credit-related charge-offs (recoveries)	$4	$(1)	$(1)	$—	$—	$2
Selected average balances:
Assets	$43,240	$3,105	$4,956	$17,922	$22,130	$91,353
Loans	41,040	2,297	4,829	—	(31)	48,135
Deposits	46,632	26,088	5,209	977	209	79,115
Statistical data:
Return on average assets (a)	2.33%	0.34%	2.36%	n/m	n/m	1.14%
Efficiency ratio (b)	38.82	87.18	72.83	n/m	n/m	61.57
Three Months Ended September 30, 2020
Earnings summary:
Net interest income (expense)	$412	$128	$42	$(125)	$1	$458
Provision for credit losses	14	(2)	(7)	—	—	5
Noninterest income	135	28	64	16	9	252
Noninterest expenses (c)	203	151	74	—	10	438
Provision (benefit) for income taxes (c)	68	—	9	(26)	(1)	50
Net income (loss) (c)	$262	$7	$30	$(83)	$1	$217
Net credit-related charge-offs (recoveries)	$35	$(1)	$(1)	$—	$—	$33
Selected average balances:
Assets	$45,638	$3,489	$5,197	$15,909	$14,035	$84,268
Loans	44,250	2,680	5,094	—	(11)	52,013
Deposits	39,535	23,604	4,439	1,004	181	68,763
Statistical data:
Return on average assets (a), (c)	2.29%	0.09%	2.35%	n/m	n/m	1.02%
Efficiency ratio (b), (c)	37.12	96.36	70.03	n/m	n/m	61.74
(a)Return on average assets is calculated based on the greater of average assets or average liabilities and attributed equity.
(b)Noninterest expenses as a percentage of the sum of net interest income and noninterest income excluding a derivative contract tied to the conversion rate of Visa Class B shares.
(c)See Defined Benefit Pension and Other Postretirement Costs in Note 1.
n/m – not meaningful

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

	Commercial Bank	Retail Bank	Wealth Management	Finance	Other	Total
(dollar amounts in millions)
Nine Months Ended September 30, 2021
Earnings summary:
Net interest income (expense)	$1,191	$427	$125	$(368)	$8	$1,383
Provision for credit losses	(325)	(6)	(29)	—	1	(359)
Noninterest income	495	90	207	31	11	834
Noninterest expenses	643	481	232	1	18	1,375
Provision (benefit) for income taxes	307	5	29	(78)	(2)	261
Net income (loss)	$1,061	$37	$100	$(260)	$2	$940
Net credit-related (recoveries) charge-offs	$(6)	$1	$(1)	$—	$—	$(6)
Selected average balances:
Assets	$43,985	$3,321	$5,059	$17,451	$18,133	$87,949
Loans	42,090	2,483	4,940	—	(5)	49,508
Deposits	43,827	25,334	5,047	968	195	75,371
Statistical data:
Return on average assets (a)	3.00%	0.19%	2.49%	n/m	n/m	1.43%
Efficiency ratio (b)	38.12	92.26	69.80	n/m	n/m	61.92
Nine Months Ended September 30, 2020
Earnings summary:
Net interest income (expense)	$1,194	$373	$123	$(264)	$16	$1,442
Provision for credit losses	527	6	21	—	—	554
Noninterest income	406	80	200	41	9	736
Noninterest expenses (c)	598	449	217	1	24	1,289
Provision (benefit) for income taxes (c)	96	(2)	18	(54)	1	59
Net income (loss) (c)	$379	$—	$67	$(170)	$—	$276
Net credit-related charge-offs	$166	$1	$—	$—	$—	$167
Selected average balances:
Assets	$45,764	$3,221	$5,156	$14,902	$10,699	$79,742
Loans	44,256	2,413	5,035	—	2	51,706
Deposits	35,376	22,486	4,228	1,030	171	63,291
Statistical data:
Return on average assets (a), (c)	1.11%	—%	1.75%	n/m	n/m	0.46%
Efficiency ratio (b), (c)	37.40	98.34	66.89	n/m	n/m	59.08
(a)Return on average assets is calculated based on the greater of average assets or average liabilities and attributed equity.
(b)Noninterest expenses as a percentage of the sum of net interest income and noninterest income excluding a derivative contract tied to the conversion rate of Visa Class B shares.
(c)See Defined Benefit Pension and Other Postretirement Costs in Note 1.
n/m – not meaningful
The Corporation operates in three primary markets - Texas, California and Michigan, as well as in Arizona and Florida, with select businesses operating in several other states and in Canada and Mexico. The Corporation produces market segment results for the Corporation’s three primary geographic markets as well as Other Markets. Other Markets includes Florida, Arizona, the International Finance division and businesses with a national perspective. The Finance & Other category includes the Finance segment and the Other category as previously described. Market segment results are provided as supplemental information to the business segment results and may not meet all operating segment criteria as set forth in GAAP. For comparability purposes, amounts in all periods are based on market segments and methodologies in effect at September 30, 2021.
A discussion of the financial results and the factors impacting performance can be found in the section entitled "Market Segments" in the "Strategic Lines of Business and Markets" section of the financial review.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries
Market segment financial results are as follows:

	Michigan	California	Texas	Other Markets	Finance & Other	Total
(dollar amounts in millions)
Three Months Ended September 30, 2021
Earnings summary:
Net interest income (expense)	$180	$180	$117	$119	$(121)	$475
Provision for credit losses	(12)	1	(30)	(2)	1	(42)
Noninterest income	70	40	42	118	10	280
Noninterest expenses	144	105	95	118	3	465
Provision (benefit) for income taxes	23	26	20	28	(27)	70
Net income (loss)	$95	$88	$74	$93	$(88)	$262
Net credit-related charge-offs (recoveries)	$4	$5	$(9)	$2	$—	$2
Selected average balances:
Assets	$12,063	$17,213	$10,303	$11,717	$40,057	$91,353
Loans	11,445	17,042	9,650	10,024	(26)	48,135
Deposits	27,735	23,112	11,377	15,705	1,186	79,115
Statistical data:
Return on average assets (a)	1.33%	1.44%	2.37%	2.11%	n/m	1.14%
Efficiency ratio (b)	57.15	47.99	59.33	50.07	n/m	61.57
Three Months Ended September 30, 2020
Earnings summary:
Net interest income (expense)	$167	$173	$118	$124	$(124)	$458
Provision for credit losses	18	15	(25)	(3)	—	5
Noninterest income	66	31	28	102	25	252
Noninterest expenses (c)	138	97	88	105	10	438
Provision (benefit) for income taxes (c)	13	21	17	26	(27)	50
Net income (loss) (c)	$64	$71	$66	$98	$(82)	$217
Net credit-related charge-offs	$6	$14	$11	$2	$—	$33
Selected average balances:
Assets	$13,232	$17,886	$11,339	$11,867	$29,944	$84,268
Loans	12,681	17,771	10,911	10,661	(11)	52,013
Deposits	24,685	18,868	10,649	13,376	1,185	68,763
Statistical data:
Return on average assets (a), (c)	0.99%	1.44%	2.17%	2.67%	n/m	1.02%
Efficiency ratio (b), (c)	58.79	47.54	60.32	46.87	n/m	61.74
(a)Return on average assets is calculated based on the greater of average assets or average liabilities and attributed equity.
(b)Noninterest expenses as a percentage of the sum of net interest income and noninterest income excluding a derivative contract tied to the conversion rate of Visa Class B shares.
(c)See Defined Benefit Pension and Other Postretirement Costs in Note 1.
n/m – not meaningful.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

	Michigan	California	Texas	Other Markets	Finance & Other	Total
(dollar amounts in millions)
Nine Months Ended September 30, 2021
Earnings summary:
Net interest income (expense)	$513	$526	$344	$360	$(360)	$1,383
Provision for credit losses	(66)	(77)	(193)	(24)	1	(359)
Noninterest income	208	129	113	342	42	834
Noninterest expenses	416	325	274	341	19	1,375
Provision (benefit) for income taxes	74	95	80	92	(80)	261
Net income (loss)	$297	$312	$296	$293	$(258)	$940
Net credit-related charge-offs (recoveries)	$5	$6	$(19)	$2	$—	$(6)
Selected average balances:
Assets	$12,585	$17,636	$10,518	$11,624	$35,586	$87,949
Loans	11,998	17,480	9,934	10,100	(4)	49,508
Deposits	26,712	21,195	11,104	15,197	1,163	75,371
Statistical data:
Return on average assets (a)	1.45%	1.88%	3.19%	2.38%	n/m	1.43%
Efficiency ratio (b)	57.38	49.54	59.85	48.64	n/m	61.92
Nine Months Ended September 30, 2020
Earnings summary:
Net interest income (expense)	$491	$518	$348	$333	$(248)	$1,442
Provision for credit losses	83	108	296	67	—	554
Noninterest income	202	98	88	298	50	736
Noninterest expenses (c)	413	288	260	303	25	1,289
Provision (benefit) for income taxes (c)	37	51	(28)	52	(53)	59
Net income (loss) (c)	$160	$169	$(92)	$209	$(170)	$276
Net credit-related charge-offs	$10	$21	$127	$9	$—	$167
Selected average balances:
Assets	$13,228	$18,072	$11,340	$11,507	$25,595	$79,742
Loans	12,672	17,910	10,877	10,252	(5)	51,706
Deposits	22,926	17,617	10,017	11,530	1,201	63,291
Statistical data:
Return on average assets (a), (c)	0.90%	1.22%	(1.07)%	2.21%	n/m	0.46%
Efficiency ratio (b), (c)	59.20	46.72	59.60	48.01	n/m	59.08
(a)Return on average assets is calculated based on the greater of average assets or average liabilities and attributed equity.
(b)Noninterest expenses as a percentage of the sum of net interest income and noninterest income excluding a derivative contract tied to the conversion rate of Visa Class B shares.
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

	Commercial Bank	Retail Bank	Wealth Management	Finance & Other	Total
(in millions)
Three Months Ended September 30, 2021
Revenue from contracts with customers:
Card fees	$60	$11	$1	$—	$72
Fiduciary income	—	—	58	—	58
Service charges on deposit accounts	34	14	2	—	50
Commercial loan servicing fees (a)	5	—	—	—	5
Brokerage fees	—	—	3	—	3
Other noninterest income (b)	(3)	5	4	—	6
Total revenue from contracts with customers	96	30	68	—	194
Other sources of noninterest income	73	2	1	10	86
Total noninterest income	$169	$32	$69	$10	$280
Three Months Ended September 30, 2020
Revenue from contracts with customers:
Card fees	$60	$11	$—	$—	$71
Fiduciary income	—	—	51	—	51
Service charges on deposit accounts	33	12	2	—	47
Commercial loan servicing fees (a)	5	—	—	—	5
Brokerage fees	—	—	5	—	5
Other noninterest income (b)	8	2	4	—	14
Total revenue from contracts with customers	106	25	62	—	193
Other sources of noninterest income	29	3	2	25	59
Total noninterest income	$135	$28	$64	$25	$252
Nine Months Ended September 30, 2021
Revenue from contracts with customers:
Card fees	$192	$32	$3	$—	$227
Fiduciary income	—	—	171	—	171
Service charges on deposit accounts	101	40	4	—	145
Commercial loan servicing fees (a)	15	—	—	—	15
Brokerage fees	—	—	11	—	11
Other noninterest income (b)	6	12	13	—	31
Total revenue from contracts with customers	314	84	202	—	600
Other sources of noninterest income	181	6	5	42	234
Total noninterest income	$495	$90	$207	$42	$834
Nine Months Ended September 30, 2020
Revenue from contracts with customers:
Card fees	$168	$28	$2	$—	$198
Fiduciary income	—	—	157	—	157
Service charges on deposit accounts	95	39	4	—	138
Commercial loan servicing fees (a)	13	—	—	—	13
Brokerage fees	—	—	17	—	17
Other noninterest income (b)	23	7	13	—	43
Total revenue from contracts with customers	299	74	193	—	566
Other sources of noninterest income	107	6	7	50	170
Total noninterest income	$406	$80	$200	$50	$736
(a)Included in commercial lending fees on the Consolidated Statements of Comprehensive Income.
(b)Excludes derivative, warrant and other miscellaneous income.
    Adjustments to revenue during the three- and nine-month periods ended September 30, 2021 and 2020 for refunds or credits relating to prior periods were not significant.
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

RESULTS OF OPERATIONS
Three Months Ended September 30, 2021 Compared to Three Months Ended September 30, 2020
Net income for the three months ended September 30, 2021 was $262 million, compared to $217 million for the three months ended September 30, 2020. The $45 million increase in net income was driven by lower provision for credit losses, broad-based noninterest income growth and an increase in net interest income that reflected higher loan fees and lower deposit costs, partially offset by higher noninterest expenses. The decline in the provision for credit losses resulted from continued improvements in the economic outlook and strong credit performance. Net income per diluted common share was $1.90 and $1.48 for the three months ended September 30, 2021 and 2020, respectively, an increase of $0.42 per diluted common share. Net income per diluted common share benefited from the decrease in shares outstanding due to repurchases in 2021.
Effective January 1, 2021, the Corporation elected to change the accounting methodology for determining market-related value of plan assets (MRVA) for certain classes of assets in the qualified defined benefit pension plan. The impact of the change for the three months ended September 30, 2021 was an increase to the pension benefit reduction to noninterest expenses of $5 million and a corresponding increase to net income of $4 million. The change in accounting methodology is applied retrospectively to all prior periods presented in the consolidated financial statements. Discussion of results of operations is based on recast results. See Note 1 to the consolidated financial statements for further information and impacts of the change in accounting policy.

Analysis of Net Interest Income

	Three Months Ended
	September 30, 2021			September 30, 2020
(dollar amounts in millions)	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Commercial loans (a)	$28,244	$262	3.67%	$32,226	$255	3.15%
Real estate construction loans	3,160	28	3.46	4,037	34	3.35
Commercial mortgage loans	11,165	82	2.90	9,978	71	2.85
Lease financing	580	1	1.12	601	5	2.94
International loans	1,075	8	3.13	1,052	9	3.25
Residential mortgage loans	1,816	13	2.92	1,961	16	3.41
Consumer loans	2,095	17	3.31	2,158	18	3.45
Total loans (b)	48,135	411	3.39	52,013	408	3.13
Mortgage-backed securities (c)	12,331	58	1.89	9,759	54	2.28
U.S. Treasury securities (d)	3,638	12	1.32	4,091	18	1.77
Total investment securities	15,969	70	1.76	13,850	72	2.13
Interest-bearing deposits with banks	20,494	8	0.16	12,534	4	0.10
Other short-term investments	190	—	0.20	158	—	0.29
Total earning assets	84,788	489	2.30	78,555	484	2.47
Cash and due from banks	964			911
Allowance for loan losses	(644)			(1,002)
Accrued income and other assets	6,245			5,804
Total assets	$91,353			$84,268
Money market and interest-bearing checking deposits	$31,865	4	0.05	$27,671	8	0.12
Savings deposits	3,097	—	0.01	2,560	1	0.02
Customer certificates of deposit	2,128	1	0.20	2,495	6	0.87
Foreign office time deposits	41	—	0.08	103	—	0.10
Total interest-bearing deposits	37,131	5	0.06	32,829	15	0.17
Short-term borrowings	1	—	—	218	—	0.25
Medium- and long-term debt	2,864	9	1.16	5,940	11	0.78
Total interest-bearing sources	39,996	14	0.14	38,987	26	0.27
Noninterest-bearing deposits	41,984			35,934
Accrued expenses and other liabilities	1,456			1,513
Shareholders’ equity	7,917			7,834
Total liabilities and shareholders’ equity	$91,353			$84,268
Net interest income/rate spread		$475	2.16		$458	2.20
Impact of net noninterest-bearing sources of funds			0.07			0.13
Net interest margin (as a percentage of average earning assets)			2.23%			2.33%
(a)Included Paycheck Protection Program (PPP) loans with average balances of $1.7 billion and $3.8 billion, interest income of $34 million and $22 million and average yields of 8.02% and 2.31% for the three months ended September 30, 2021 and 2020, respectively. Period-end net unamortized deferred fees totaled $23 million and $72 million at September 30, 2021 and September 30, 2020, respectively.
(b)Nonaccrual loans are included in average balances reported and in the calculation of average rates.
(c)Average balances included $78 million and $254 million of unrealized gains and losses for the three months ended September 30, 2021 and 2020, respectively; yields calculated gross of these unrealized gains and losses.
(d)Average balances included $23 million and $99 million of unrealized gains and losses for the three months ended September 30, 2021 and 2020, respectively; yields calculated gross of these unrealized gains and losses.

Rate/Volume Analysis

	Three Months Ended
	September 30, 2021/September 30, 2020
(in millions)	Increase (Decrease) Due to Rate	(Decrease) Increase Due to Volume (a)	Net Increase (Decrease)
Interest Income:
Loans (b)	$35	$(32)	$3
Investment securities	(14)	12	(2)
Interest-bearing deposits with banks	1	3	4
Total interest income	22	(17)	5
Interest Expense:
Interest-bearing deposits	(11)	1	(10)
Medium- and long-term debt	—	(2)	(2)
Total interest expense	(11)	(1)	(12)
Net interest income	$33	$(16)	$17
(a)Rate/volume variances are allocated to variances due to volume.
(b)Included a $12 million increase in PPP interest income primarily related to loan forgiveness.
Net interest income was $475 million for the three months ended September 30, 2021, an increase of $17 million compared to $458 million for the three months ended September 30, 2020. The increase in net interest income was driven by PPP loan forgiveness as well as lower rates paid on interest-bearing deposits, partially offset by lower loan volume and the net impact of the increase in lower-yielding investment securities. Net interest margin was 2.23 percent for the three months ended September 30, 2021, a decline of 10 basis points from 2.33 percent for the three months ended September 30, 2020.
Average earning assets increased $6.2 billion, due to increases of $8.0 billion in interest-bearing deposits with banks and $2.1 billion in investment securities, partially offset by a $3.9 billion decrease in loans. Average interest-bearing funding sources increased $1.0 billion, reflecting a $4.3 billion increase in interest-bearing deposits, partially offset by a $3.1 billion decrease in medium- and long-term debt.
For further discussion of the effects of market rates on net interest income, refer to the "Market and Liquidity Risk" section of this financial review.
Provision for Credit Losses
    The provision for credit losses, which includes the provision for loan losses and the provision for credit losses on lending-related commitments, was a benefit of $42 million for the three months ended September 30, 2021, compared to an expense of $5 million for the three months ended September 30, 2020. The change in the provision for credit losses primarily reflected the economy re-opening as well as improvements in the economic forecast and in the loan portfolio, including Energy, since the onset of the pandemic last year. Net loan charge-offs decreased $31 million to $2 million for the three months ended September 30, 2021, compared to $33 million for the three months ended September 30, 2020, driven by decreases of $25 million in Energy and $8 million in Technology and Life Sciences to net recoveries of $16 million and $1 million, respectively.
    An analysis of the allowance for credit losses and a summary of nonperforming assets are presented under the "Credit Risk" subheading in the "Risk Management" section of this financial review.

Noninterest Income

	Three Months Ended September 30,
(in millions)	2021	2020
Card fees	$72	$71
Fiduciary income	58	51
Service charges on deposit accounts	50	47
Commercial lending fees	31	19
Derivative income (a)	20	9
Bank-owned life insurance	12	12
Letter of credit fees	10	9
Brokerage fees	3	5
Other noninterest income (a), (b)	24	29
Total noninterest income	$280	$252
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
    Noninterest income increased $28 million to $280 million for the three months ended September 30, 2021, reflecting increases in commercial lending fees, derivative income, fiduciary income and service charges on deposit accounts. The increase in commercial lending fees primarily resulted from new syndication agent activity, while the increase in derivative income was largely due to favorable valuation adjustments. Noninterest income was also impacted by a decrease in other noninterest income, as detailed below, driven by lower securities trading income and deferred compensation asset returns (offset in other noninterest expenses), partially offset by higher income from principal investing and warrants.
    The following table presents certain categories included in other noninterest income on the Consolidated Statements of Comprehensive Income.

	Three Months Ended September 30,
(in millions)	2021	2020
Income from principal investing and warrants	$14	$1
Investment banking fees	3	2
Deferred compensation asset returns (a)	—	8
Securities trading income (b)	(3)	8
All other noninterest income	10	10
Other noninterest income	$24	$29
(a)    Compensation deferred by the Corporation's officers and directors is invested based on investment selections of the officers and directors. Income earned on these assets is reported in other noninterest income and the offsetting change in deferred compensation plan liabilities is reported in salaries and benefits expense.
(b)    Includes changes in value of shares obtained through exercise of warrants.
Noninterest Expenses

	Three Months Ended September 30,
(in millions)	2021	2020
Salaries and benefits expense	$282	$257
Outside processing fee expense	65	58
Occupancy expense	40	40
Software expense	40	39
Equipment expense	13	12
Advertising expense	10	9
FDIC insurance expense	4	8
Other noninterest expenses (a)	11	15
Total noninterest expenses (a)	$465	$438
(a)    The three months ended September 30, 2020 have been recast to reflect the retrospective application of the Corporation's election to change the accounting method for certain components of expense related to the defined pension plan, resulting in a decrease of $8 million from the previously reported balances. See Note 1 to the consolidated financial statements for further information and impacts of the change in accounting policy.
Noninterest expenses increased $27 million to $465 million, primarily reflecting increases in salaries and benefits expense and outside processing fee expense, partially offset by a decrease in other noninterest expenses. The increase in salaries and benefits expense was mostly due to higher performance-related compensation driven by strong financial results and the impact of annual merit increases, partially offset by lower deferred compensation expense (offset in other noninterest income).

The increase in outside processing fee expense primarily related to data processing support for PPP loans, while the decrease in other noninterest expenses was driven by lower non-salary pension expense and smaller decreases in other categories, partially offset by higher consulting fees.
Provision for Income Taxes
The provision for income taxes increased $20 million to $70 million, driven by higher pre-tax income, partially offset by an increase in discrete tax benefits. Discrete tax benefits were $5 million in third quarter 2021, primarily resulting from adjustments to annual federal filings and resolution of certain state matters, compared to $2 million in third quarter 2020.
Nine Months Ended September 30, 2021 Compared to Nine Months Ended September 30, 2020
Net income for the nine months ended September 30, 2021 was $940 million, an increase of $664 million compared to $276 million for the nine months ended September 30, 2020. The increase was driven by lower provision for credit losses as the economic outlook significantly shifted from the height of the pandemic in 2020. Net income was also impacted by higher noninterest income, partially offset by higher noninterest expenses and a decrease in net interest income. For the nine months ended September 30, 2021, net income per diluted common share was $6.67, an increase of $4.77 compared to $1.90 for the nine months ended September 30, 2020. Net income per diluted common share benefited from the decrease in shares outstanding due to repurchases in 2021.
Effective January 1, 2021, the Corporation elected to change the accounting methodology for determining MRVA for certain classes of assets in the qualified defined benefit pension plan. The impact of the change for the nine months ended September 30, 2021 was an increase to the pension benefit reduction to noninterest expenses of $14 million and a corresponding increase to net income of $11 million. The change in accounting methodology is applied retrospectively to all prior periods presented in the consolidated financial statements. Discussion of results of operations is based on recast results. See Note 1 to the consolidated financial statements for further information and impacts of the change in accounting policy.

Analysis of Net Interest Income

	Nine Months Ended
	September 30, 2021			September 30, 2020
(dollar amounts in millions)	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Commercial loans (a)	$29,741	$769	3.46%	$32,289	$840	3.48%
Real estate construction loans	3,826	97	3.37	3,830	112	3.90
Commercial mortgage loans	10,408	224	2.87	9,806	248	3.38
Lease financing (b)	583	(7)	(1.55)	592	15	3.30
International loans	1,024	24	3.17	1,064	30	3.73
Residential mortgage loans	1,814	41	3.05	1,904	50	3.52
Consumer loans	2,112	53	3.36	2,221	64	3.90
Total loans (c)	49,508	1,201	3.24	51,706	1,359	3.51
Mortgage-backed securities (d)	11,221	163	1.95	9,686	168	2.36
U.S. Treasury securities (e)	4,205	46	1.49	3,258	52	2.18
Total investment securities	15,426	209	1.82	12,944	220	2.31
Interest-bearing deposits with banks	16,524	17	0.13	9,229	24	0.35
Other short-term investments	179	—	0.23	151	1	0.62
Total earning assets	81,637	1,427	2.34	74,030	1,604	2.91
Cash and due from banks	972			866
Allowance for loan losses	(770)			(876)
Accrued income and other assets	6,110			5,722
Total assets	$87,949			$79,742
Money market and interest-bearing checking deposits	$30,300	14	0.06	$26,220	65	0.33
Savings deposits	2,974	—	0.01	2,386	1	0.03
Customer certificates of deposit	2,137	3	0.22	2,764	25	1.18
Other time deposits	—	—	—	23	—	2.00
Foreign office time deposits	48	—	0.09	89	—	0.54
Total interest-bearing deposits	35,459	17	0.07	31,482	91	0.39
Short-term borrowings	2	—	—	418	1	0.32
Medium- and long-term debt	3,107	27	1.10	6,821	70	1.38
Total interest-bearing sources	38,568	44	0.15	38,721	162	0.56
Noninterest-bearing deposits	39,912			31,809
Accrued expenses and other liabilities	1,465			1,590
Shareholders’ equity	8,004			7,622
Total liabilities and shareholders’ equity	$87,949			$79,742
Net interest income/rate spread		$1,383	2.19		$1,442	2.35
Impact of net noninterest-bearing sources of funds			0.08			0.26
Net interest margin (as a percentage of average earning assets)			2.27%			2.61%
(a)Included PPP loans with average balances of $2.9 billion and $2.1 billion, interest income of $96 million and $36 million and average yields of 4.43% and 2.27% for the nine months ended September 30, 2021 and 2020, respectively. Period-end net unamortized deferred fees totaled $23 million and $72 million at September 30, 2021 and September 30, 2020, respectively.
(b)The nine months ended September 30, 2021 included residual value adjustments totaling $20 million, which impacted the average yield on loans by 6 basis points.
(c)Nonaccrual loans are included in average balances reported and in the calculation of average rates.
(d)Average balances included $109 million and $212 million of unrealized gains and losses for the nine months ended September 30, 2021 and 2020, respectively; yields calculated gross of these unrealized gains and losses.
(e)Average balances included $37 million and $94 million of unrealized gains and losses for the nine months ended September 30, 2021 and 2020, respectively; yields calculated gross of these unrealized gains and losses.

Rate/Volume Analysis

	Nine Months Ended
	September 30, 2021/September 30, 2020
(in millions)	Decrease Due to Rate	(Decrease) Increase Due to Volume (a)	Net Decrease
Interest Income:
Loans (b)	$(106)	$(52)	$(158)
Investment securities	(46)	35	(11)
Interest-bearing deposits with banks	(14)	7	(7)
Other short-term investments	(1)	—	(1)
Total interest income	(167)	(10)	(177)
Interest Expense:
Interest-bearing deposits	(75)	1	(74)
Short-term borrowings	—	(1)	(1)
Medium- and long-term debt	(13)	(30)	(43)
Total interest expense	(88)	(30)	(118)
Net interest income	$(79)	$20	$(59)
(a)Rate/volume variances are allocated to variances due to volume.
(b)Included a $60 million increase in PPP interest income primarily related to loan forgiveness.
Net interest income was $1.4 billion for the nine months ended September 30, 2021, a decrease of $59 million compared to the nine months ended September 30, 2020. The decrease in net interest income reflected lower yields on earning assets and a decrease in loan balances, partially offset by lower rates paid on deposits and debt. Net interest margin was 2.27 percent for the nine months ended September 30, 2021, a decrease of 34 basis points compared to 2.61 percent for the comparable period in 2020. The decrease in net interest margin reflected the decline in the average 30-day LIBOR, from 0.64 percent for the nine months ended September 30, 2020 to 0.10 percent for the nine months ended September 30, 2021.
Average earning assets increased $7.6 billion, due to increases of $7.3 billion in interest-bearing deposits with banks and $2.5 billion in investment securities, partially offset by a $2.2 billion decrease in loans. Average interest-bearing funding sources decreased $153 million, reflecting a $3.7 billion decrease in medium- and long-term debt and a $416 million decrease in short-term borrowings, mostly offset by a $4.0 billion increase in interest-bearing deposits.
For further discussion of the effects of market rates on net interest income, refer to the "Market and Liquidity Risk" section of this financial review.
Provision for Credit Losses
The provision for credit losses was a benefit of $359 million for the nine months ended September 30, 2021, compared to an expense of $554 million for the nine months ended September 30, 2020. The change in provision for credit losses reflected the economy re-opening as well as improvements in the economic forecast and in the loan portfolio, including Energy, since the onset of the pandemic last year. Net loan recoveries were $6 million for the nine months ended September 30, 2021, compared to net loan charge-offs of $167 million for the nine months ended September 30, 2020, largely driven by a decrease of $150 million in Energy net charge-offs.
An analysis of the allowance for credit losses and nonperforming assets is presented under the "Credit Risk" subheading in the "Risk Management" section of this financial review.

Noninterest Income

	Nine Months Ended September 30,
(in millions)	2021	2020
Card fees	$227	$198
Fiduciary income	171	157
Service charges on deposit accounts	145	138
Commercial lending fees	76	53
Derivative income (a)	72	48
Bank-owned life insurance	32	33
Letter of credit fees	30	27
Brokerage fees	11	17
Other noninterest income (a), (b)	70	65
Total noninterest income	$834	$736
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
    Noninterest income increased $98 million to $834 million, including increases in card fees, derivative income, syndication agent fees (component of commercial lending fees) and higher fiduciary income. The increase in card fees resulted from higher activity mostly related to stimulus payments and merchant payment processing services, while the increase in derivative income was primarily due to favorable valuation adjustments partially offset by a decrease in interest rate swap activity. Noninterest income was also impacted by an increase in other noninterest income, as detailed below, driven by higher income from principal investing and warrants, mostly offset by lower securities trading income.
    The following table presents certain categories included in other noninterest income on the Consolidated Statements of Comprehensive Income.

	Nine Months Ended September 30,
(in millions)	2021	2020
Income from principal investing and warrants	$22	$1
Deferred compensation asset returns (a)	9	7
Investment banking fees	9	9
Securities trading income (b)	1	20
All other noninterest income	29	28
Other noninterest income	$70	$65
(a)    Compensation deferred by the Corporation's officers and directors is invested based on investment selections of the officers and directors. Income earned on these assets is reported in other noninterest income and the offsetting change in deferred compensation plan liabilities is reported in salaries and benefits expense.
(b)    Includes changes in value of shares obtained through exercise of warrants.
Noninterest Expenses

	Nine Months Ended September 30,
(in millions)	2021	2020
Salaries and benefits expense	$841	$748
Outside processing fee expense	200	177
Occupancy expense	117	114
Software expense	117	115
Equipment expense	38	36
Advertising expense	25	24
FDIC insurance expense	17	24
Other noninterest expenses (a)	20	51
Total noninterest expenses (a)	$1,375	$1,289
(a)    The nine months ended September 30, 2020 has been recast to reflect the retrospective application of the Corporation's election to change the accounting method for certain components of expense related to the defined pension plan, resulting in a decrease of $22 million from the previously reported balances. See Note 1 to the consolidated financial statements for further information and impacts of the change in accounting policy.
Noninterest expenses increased $86 million to $1.4 billion, due to increases in salaries and benefits expense and outside processing fee expense, partially offset by decreases in other noninterest expenses and lower FDIC insurance expense. The increase in salaries and benefits expense reflected higher performance-related compensation driven by strong financial results. Higher technology-related labor costs (related to contract labor) and staff insurance (from elevated claims) also contributed to the increase in salaries and benefits expense. The increase in outside processing fee expense was primarily due to higher volumes of government card transactions (tied to card fee revenue) and data processing support for PPP loans. The decrease in other noninterest expenses was driven by lower non-salary pension expense and operational losses, partially offset by higher litigation-related expenses and consulting fees.
Provision for Income Taxes
The provision for income taxes increased $202 million to $261 million, driven by higher pre-tax income, partially offset by an increase in certain discrete tax benefits. Discrete tax benefits were $9 million for the nine months ended September 30, 2021, primarily resulting from adjustments to annual federal filings, resolution of certain state matters and compensation benefits, compared to $3 million for the nine months ended September 30, 2020.
OUTLOOK
This outlook is based on management expectations for continued improvement in economic conditions.

Fourth Quarter 2021 Compared to Third Quarter 2021

Average loans
•Non-PPP portfolio to have growth in general Middle Market and several other business lines, partly offset by a decline in Mortgage Banker Finance. This growth is expected to be more than offset by forgiveness of the bulk of PPP loans.

Average deposits	•Deposits to remain strong.
Net interest income	•Non-PPP portfolio to have lower loan fees from elevated levels mostly offset by loan growth; this is expected to be more than offset by lower PPP-related income.
Credit quality	•Strong credit quality continues.
Noninterest income	•Growth in several customer-related fee categories, more than offset by lower commercial loan fees and warrant and BOLI income.
Noninterest expenses	•Increases in seasonal expenses and technology investments, offset by lower compensation expense from elevated level.
Tax rate	•Income tax expense for full-year 2021 to be between 22 and 23 percent of pre-tax income, excluding discrete items.
Capital	•CET1 target of approximately 10 percent.
STRATEGIC LINES OF BUSINESS AND MARKETS
The Corporation has strategically aligned its operations into three major business segments: the Commercial Bank, the Retail Bank and Wealth Management. These business segments are differentiated based on the type of customer and the related products and services provided. In addition to the three major business segments, the Finance Division is also reported as a segment. The Other category includes items not directly associated with the business segments or the Finance segment. The performance of the business segments is not comparable with the Corporation's consolidated results and is not necessarily comparable with similar information for any other financial institution. Additionally, because of the interrelationships of the various segments, the information presented is not indicative of how the segments would perform if they operated as independent entities. Market segment results are also provided for the Corporation's three primary geographic markets: Michigan, California and Texas. In addition to the three primary geographic markets, Other Markets is also reported as a market segment. Note 13 to the consolidated financial statements describes the business activities of each business segment and presents financial results of the business and market segments for the three- and nine-month periods ended September 30, 2021 and 2020.
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
Net interest income for each segment reflects the interest income generated by earning assets less interest expense on interest-bearing liabilities plus the net impact from associated internal funds transfer pricing (FTP). The FTP methodology allocates credits to each business segment for deposits and other funds provided as well as charges for loans and other assets being funded. FTP crediting rates on deposits and other funds provided reflect the long-term value of deposits and other funding sources based on their implied maturities. Due to the longer-term nature of implied maturities, FTP crediting rates are generally less volatile than changes in interest rates observed in the market. FTP charge rates for funding loans and other assets reflect a matched cost of funds based on the pricing and duration characteristics of the assets. As a result of applying matched funding, interest revenue for each segment resulting from loans and other assets is generally not impacted by changes in interest rates. Therefore, net interest income for each segment primarily reflects the volume of loans and other earning assets at the spread over the matched cost of funds, as well as the volume of deposits at the associated FTP crediting rates. Due to the impact of lower interest rates, business segments, particularly those focused on generating deposits, were impacted by lower FTP crediting rates on deposits in the nine months ended September 30, 2021 compared to the same period in the prior year. Similarly, FTP charges for funding loans decreased in the nine months ended September 30, 2021, compared to the same period in the prior year.
Business Segments
The following sections present a summary of the performance of each of the Corporation's business segments for the nine months ended September 30, 2021 compared to the same period in the prior year. The nine months ended September 30, 2021 has been recast to reflect the retrospective application of the Corporation's election to change the accounting method for certain components of expense related to the defined pension plan. Further information about the change in accounting methodology is presented in Note 1 to the consolidated financial statements.
Commercial Bank

	Nine Months Ended			Percent Change
(dollar amounts in millions)	September 30, 2021	September 30, 2020	Change
Earnings summary:
Net interest income	$1,191	$1,194	$(3)	—%
Provision for credit losses	(325)	527	(852)	n/m
Noninterest income	495	406	89	22
Noninterest expenses	643	598	45	7
Provision for income taxes	307	96	211	n/m
Net income	$1,061	$379	$682	n/m
Net credit-related (recoveries) charge-offs	$(6)	$166	$(172)	n/m

Selected average balances:
Loans (a)	$42,090	$44,256	$(2,166)	(5)%
Deposits	43,827	35,376	8,451	24
(a)Included PPP loans with average balances of $2.2 billion and $1.7 billion for the nine months ended September 30, 2021 and 2020, respectively.
n/m - not meaningful
Average loans decreased $2.2 billion, including a $513 million increase in PPP loans. The change in loans included decreases in National Dealer Services, Energy, Technology and Life Sciences and general Middle Market, partially offset by increases in Equity Fund Services, Environmental Services and Commercial Real Estate. Average deposits increased $8.5 billion, reflecting increases in all deposit categories. The Commercial Bank's net income increased $682 million. Net interest income was stable, while the provision for credit losses decreased $852 million to a benefit of $325 million, reflecting the economy re-opening as well as sustained improvements in the economic forecasts and in the Energy portfolio. Net credit-related charge-offs decreased $172 million to a $6 million recovery, primarily due to a reduction of $150 million in Energy net charge-offs. Noninterest income increased $89 million with increases in derivative income, card fees, commercial lending fees and warrant income, partially offset by a decrease in securities trading income. Noninterest expenses increased $45 million, primarily reflecting increases in salaries and benefits expense, outside processing fee expense and corporate overhead, which were partially offset by a decrease in litigation-related expenses.

Retail Bank

	Nine Months Ended			Percent Change
(dollar amounts in millions)	September 30, 2021	September 30, 2020	Change
Earnings summary:
Net interest income	$427	$373	$54	15%
Provision for credit losses	(6)	6	(12)	n/m
Noninterest income	90	80	10	12
Noninterest expenses	481	449	32	7
Provision (benefit) for income taxes	5	(2)	7	n/m
Net income	$37	$—	$37	n/m
Net credit-related charge-offs	$1	$1	$—	—

Selected average balances:
Loans (a)	$2,483	$2,413	$70	3%
Deposits	25,334	22,486	2,848	13
(a)Included PPP loans with average balances of $532 million and $328 million for the nine months ended September 30, 2021 and 2020, respectively.
n/m - not meaningful
Average loans increased $70 million due to loans to small businesses, driven by PPP loans. Average deposits increased $2.8 billion, including increases in all deposit categories with the exception of time deposits. The Retail Bank's net income increased $37 million. Net interest income increased $54 million, primarily due to higher deposit volumes earning FTP crediting rates. Provision for credit losses decreased $12 million to a benefit of $6 million. Noninterest income increased $10 million, driven by increases in card fees and smaller increases in other categories. Noninterest expenses increased $32 million, primarily due to increases in litigation-related expenses and corporate overhead, which were partially offset by a decrease in operational losses.
Wealth Management

	Nine Months Ended			Percent Change
(dollar amounts in millions)	September 30, 2021	September 30, 2020	Change
Earnings summary:
Net interest income	$125	$123	$2	2%
Provision for credit losses	(29)	21	(50)	n/m
Noninterest income	207	200	7	4
Noninterest expenses	232	217	15	8
Provision for income taxes	29	18	11	56
Net income	$100	$67	$33	49
Net credit-related recoveries	$(1)	$—	$(1)	n/m

Selected average balances:
Loans (a)	$4,940	$5,035	$(95)	(2)%
Deposits	5,047	4,228	819	19
(a)Included PPP loans with average balances of $155 million and $114 million for the nine months ended September 30, 2021 and 2020, respectively.
n/m - not meaningful
    Average loans decreased $95 million to $4.9 billion, while average deposits increased $819 million, reflecting increases in all deposit categories with the exception of time deposits. Wealth Management's net income increased $33 million to $100 million. Net interest income was relatively stable, while provision for credit losses decreased $50 million to a benefit of $29 million due to the improving economic outlook. Noninterest income increased $7 million, primarily due to an increase in fiduciary income, partially offset by a decrease in brokerage fees. Noninterest expenses increased $15 million, primarily reflecting increases in salaries and benefits expense and corporate overhead.
Market Segments
The following sections present a summary of the performance of each of the Corporation's market segments for the nine months ended September 30, 2021 compared to the same period in the prior year. The nine months ended September 30, 2021 has been recast to reflect the retrospective application of the Corporation's election to change the accounting method for certain components of expense related to the defined pension plan. Further information about the change in accounting methodology is presented in Note 1 to the consolidated financial statements.

Michigan

	Nine Months Ended			Percent Change
(dollar amounts in millions)	September 30, 2021	September 30, 2020	Change
Earnings summary:
Net interest income	$513	$491	$22	4%
Provision for credit losses	(66)	83	(149)	n/m
Noninterest income	208	202	6	3
Noninterest expenses	416	413	3	1
Provision for income taxes	74	37	37	95
Net income	$297	$160	$137	87%
Net credit-related charge-offs	$5	$10	$(5)	(49)%

Selected average balances:
Loans (a)	$11,998	$12,672	$(674)	(5)%
Deposits	26,712	22,926	3,786	17
(a)Included PPP loans with average balances of $1.1 billion and $810 million for the nine months ended September 30, 2021 and 2020, respectively.
n/m - not meaningful
Average loans decreased $674 million, driven by decreases in National Dealer Services and general Middle Market. Average deposits increased $3.8 billion, reflecting increases in all deposit categories with the exception of time deposits. The Michigan market's net income increased $137 million. Net interest income increased $22 million, primarily driven by higher deposit volumes earning FTP crediting rates, partially offset by a decrease in average loans. The provision for credit losses decreased $149 million to a benefit of $66 million, primarily due to decreases in general Middle Market, Business Banking and Corporate Banking. Net credit-related charge-offs decreased $5 million, mainly due to decreases in Corporate Banking and Business Banking. Noninterest income increased $6 million, driven by an increase in card fees and smaller increases in other categories. Noninterest expenses increased $3 million, primarily due to increases in salaries and benefits expense and corporate overhead, partially offset by decreases in litigation-related expenses and operational losses.
California

	Nine Months Ended			Percent Change
(dollar amounts in millions)	September 30, 2021	September 30, 2020	Change
Earnings summary:
Net interest income	$526	$518	$8	2%
Provision for credit losses	(77)	108	(185)	n/m
Noninterest income	129	98	31	32
Noninterest expenses	325	288	37	13
Provision for income taxes	95	51	44	89
Net income	$312	$169	$143	84%
Net credit-related charge-offs	$6	$21	$(15)	(72)%

Selected average balances:
Loans (a)	$17,480	$17,910	$(430)	(2)%
Deposits	21,195	17,617	3,578	20
(a)Included PPP loans with average balances of $960 million and $724 million for the nine months ended September 30, 2021 and 2020, respectively.
n/m - not meaningful
Average loans decreased $430 million, primarily due to decreases in National Dealer Services and general Middle Market, partially offset by increases in Equity Fund Services, Commercial Real Estate and Entertainment Lending. Average deposits increased $3.6 billion, including increases in all deposit categories with the exception of time deposits. The California market's net income increased $143 million. Net interest income increased $8 million, primarily driven by higher deposit volumes earning FTP crediting rates, partially offset by a decrease in average loans. The provision for credit losses decreased $185 million to a benefit of $77 million, primarily reflecting decreases in Commercial Real Estate, general Middle Market and Business Banking. Net credit-related charge-offs decreased $15 million, mainly due to decreases in Technology and Life Sciences and general Middle Market. Noninterest income increased $31 million, primarily from warrant and derivative income, partially offset by a decrease in securities trading income. Noninterest expenses increased $37 million, including increases in litigation-related expenses, salaries and benefits expense and corporate overhead.

Texas

	Nine Months Ended			Percent Change
(dollar amounts in millions)	September 30, 2021	September 30, 2020	Change
Earnings summary:
Net interest income	$344	$348	$(4)	(1)%
Provision for credit losses	(193)	296	(489)	n/m
Noninterest income	113	88	25	28
Noninterest expenses	274	260	14	5
Provision (benefit) for income taxes	80	(28)	108	n/m
Net income (loss)	$296	$(92)	$388	n/m
Net credit-related (recoveries) charge-offs	$(19)	$127	$(146)	n/m

Selected average balances:
Loans (a)	$9,934	$10,877	$(943)	(9)%
Deposits	11,104	10,017	1,087	11
(a)Included PPP loans with average balances of $547 million and $419 million for the nine months ended September 30, 2021 and 2020, respectively.
n/m - not meaningful
Average loans decreased $943 million, primarily due to decreases in Energy, Corporate Banking and general Middle Market, partially offset by an increase in Commercial Real Estate. Average deposits increased $1.1 billion, including increases in all deposit categories with the exception of time deposits. The Texas market's net income increased $388 million from a net loss of $92 million. Net interest income was relatively stable, while the provision for credit losses decreased $489 million to a benefit of $193 million and net credit-related charge-offs decreased $146 million to a recovery of $19 million, both reflecting decreases in Energy. Noninterest income increased $25 million, reflecting increased derivative and warrant income. Noninterest expenses increased $14 million, mainly due to increases in salaries and benefits expense.
Other Markets

	Nine Months Ended			Percent Change
(dollar amounts in millions)	September 30, 2021	September 30, 2020	Change
Earnings summary:
Net interest income	$360	$333	$27	8%
Provision for credit losses	(24)	67	(91)	n/m
Noninterest income	342	298	44	15
Noninterest expenses	341	303	38	13
Provision for income taxes	92	52	40	74
Net income	$293	$209	$84	40%
Net credit-related charge-offs	$2	$9	$(7)	(81)%

Selected average balances:
Loans (a)	$10,100	$10,252	$(152)	(1)%
Deposits	15,197	11,530	3,667	32
(a)Included PPP loans with average balances of $239 million and $188 million for the nine months ended September 30, 2021 and 2020, respectively.
n/m - not meaningful
Average loans were relatively stable, while average deposits increased $3.7 billion, including increases in all deposit categories with the exception of time deposits. Other Markets' net income increased $84 million. Net interest income increased $27 million, primarily due to higher deposit volumes earning FTP crediting rates. The provision for credit losses decreased $91 million to a benefit of $24 million, primarily reflecting decreases in Technology and Life Sciences and Corporate Banking. Noninterest income increased $44 million, mostly from increases in card fees, commercial lending fees, fiduciary and derivative income, partially offset by a decrease in securities trading income. Noninterest expenses increased $38 million, primarily reflecting increases in outside processing fees, corporate overhead and salaries and benefits expense, partially offset by lower operational losses.

Finance & Other

	Nine Months Ended			Percent Change
(dollar amounts in millions)	September 30, 2021	September 30, 2020	Change
Earnings summary:
Net interest expense	$(360)	$(248)	$(112)	45%
Provision for credit losses	1	—	1	n/m
Noninterest income	42	50	(8)	(17)
Noninterest expenses	19	25	(6)	(26)
Benefit for income taxes	(80)	(53)	(27)	50
Net loss	$(258)	$(170)	$(88)	52%

Selected average balances:
Loans	$(4)	$(5)	$1	(20)%
Deposits	1,163	1,201	(38)	(3)
n/m - not meaningful
Net loss for the Finance & Other category increased $88 million to $258 million. Net interest expense increased $112 million, primarily reflecting a decrease in net FTP revenue as a result of lower rates charged to the business segments under the Corporation's internal FTP methodology. Noninterest income decreased $8 million as a result of a decline in derivative income. Noninterest expenses decreased $6 million, driven by an increase in salaries and benefits expense.
The following table lists the Corporation's banking centers by geographic market segment.

	September 30,
	2021	2020
Michigan	188	189
Texas	124	123
California	95	96
Other Markets	26	25
Total	433	433

FINANCIAL CONDITION
Third Quarter 2021 Compared to Fourth Quarter 2020
Period-End Balances
Total assets increased $6.4 billion to $94.5 billion, driven by increases of $7.8 billion in interest-bearing deposits with banks and $1.8 billion in investment securities, partially offset by a decrease of $4.1 billion in loans, which included a $2.5 billion decline in PPP loans. Mortgage-backed securities increased $3.0 billion due to continued deployment of excess liquidity, partially offset by a $1.2 billion decrease in Treasury securities related to maturities. The decline in loans included decreases of $1.9 billion in National Dealer Services as a result of low inventories, $968 million in Mortgage Banker Finance from elevated activity in 2020 and $615 million in Business Banking, primarily due to PPP forgiveness. Excluding the impact of PPP loans, period-end loans declined $1.6 billion, primarily from decreases of $1.8 billion in National Dealer Service and $968 million in Mortgage Banker Finance, partially offset by increases of $719 million in general Middle Market and $418 million in Environmental Services.
Total liabilities increased $6.6 billion to $86.7 billion, primarily reflecting increases of $4.7 billion each in interest-bearing and noninterest-bearing deposits, partially offset by the repayment of $2.8 billion in floating-rate Federal Home Loan Bank (FHLB) advances during the first quarter. The deposit growth reflected increases in nearly every business line as commercial customers generated increased cash, while consumer customers continued to conserve cash from government stimulus payments.
Average Balances
Total assets increased $6.0 billion to $91.4 billion due to increases of $7.4 billion in interest-bearing deposits with banks and $1.1 billion in investment securities, partially offset by a $3.3 billion decrease in loans. The following table provides information about the change in the Corporation's average loan portfolio by loan type and geographic market.

	Three Months Ended			Percent Change
(dollar amounts in millions)	September 30, 2021	December 31, 2020	Change
By Loan Type:
Commercial loans (a)	$28,244	$31,713	$(3,469)	(11%)
Real estate construction loans	3,160	4,157	(997)	(24)
Commercial mortgage loans	11,165	9,938	1,227	12
Lease financing	580	600	(20)	(3)
International loans	1,075	918	157	17
Residential mortgage loans	1,816	1,908	(92)	(5)
Consumer loans	2,095	2,171	(76)	(4)
Total loans	$48,135	$51,405	$(3,270)	(6%)
Loans By Geographic Market:
Michigan	$11,445	$12,225	$(780)	(6%)
California	17,042	18,030	(988)	(5)
Texas	9,650	10,583	(933)	(9)
Other Markets and Finance	9,998	10,567	(569)	(5)
Total loans	$48,135	$51,405	$(3,270)	(6%)
(a)Included PPP loans of $1.7 billion and $3.7 billion for the three months ended September 30, 2021 and December 31, 2020, respectively.
The decrease in loans, which included a $2.0 billion decline in PPP loans, was primarily driven by declines in National Dealer Services, Mortgage Banker Finance and Business Banking, partially offset by an increase in Equity Fund Services. National Dealer Services continues to be impacted by supply chain issues resulting in low inventory levels. Excluding the impact of PPP loans, average loans declined $1.3 billion as a result of decreases in National Dealer Services and Mortgage Banker Finance, partially offset by increases in general Middle Market and Equity Fund Services.
Total liabilities increased $6.0 billion to $83.4 billion, reflecting increases of $5.2 billion and $3.6 billion in noninterest-bearing and interest-bearing deposits, respectively, partially offset by a decrease of $2.9 billion in medium- and long-term debt due to the repayment of $2.8 billion in floating-rate FHLB advances during the first quarter. The deposit growth reflected increases in nearly every business line as customers continue to conserve cash.

Capital
The following table presents a summary of changes in total shareholders' equity for the nine months ended September 30, 2021.

(in millions)
Balance at January 1, 2021		$8,050
Net income		940
Cash dividends declared on common stock		(276)
Cash dividends declared on preferred stock		(17)
Purchase of common stock		(673)
Other comprehensive (loss) income, net of tax:
Investment securities	$(214)
Cash flow hedges	(66)
Defined benefit and other postretirement plans	9
Total other comprehensive loss, net of tax		(271)
Net issuance of common stock under employee stock plans		14
Share-based compensation		36
Balance at September 30, 2021		$7,803

The following table summarizes the Corporation's repurchase activity during the nine months ended September 30, 2021.

(shares in thousands)	Total Number of Shares Purchased as Part of Publicly Announced Repurchase Plans or Programs	Remaining Share Repurchase Authorization (a)	Total Number of Shares Purchased (b)	Average Price Paid Per Share
Total first quarter 2021	—	4,870	55	$61.39
Total second quarter 2021	5,882	8,988	5,884	76.51
July 2021	475	8,513	477	68.22
August 2021	1,737	6,776	1,737	72.85
September 2021	838	5,938	838	72.81
Total third quarter 2021	3,050	5,938	3,052	72.12
Total 2021 year-to-date	8,932	5,938	8,991	74.92
(a)Maximum number of shares that may be repurchased under the publicly announced plans or programs.
(b)Includes approximately 59,000 shares purchased pursuant to deferred compensation plans and shares purchased from employees to pay for taxes related to restricted stock vesting under the terms of an employee share-based compensation plan during the nine months ended September 30, 2021. These transactions are not considered part of the Corporation's repurchase program.
On April 27, 2021 the Corporation's Board of Directors approved the authorization to repurchase up to an additional 10 million shares of its outstanding common stock, including an Accelerated Share Repurchase transaction (ASR) effected in the second quarter of 2021. Since the inception of the share repurchase program in 2010, a total of 97.2 million shares have been authorized for repurchase. There is no expiration date for the share repurchase program. The timing and actual amount of additional share repurchases are subject to various factors, including the Corporation's earnings generation, capital needs to fund future loan growth and market conditions.
The Corporation continues to target a common equity Tier 1 capital ratio of approximately 10 percent with continued active capital management. At September 30, 2021, the Corporation's estimated CET1 capital ratio was 10.21 percent. While the Corporation elected regulatory relief to defer the impact of adopting the CECL model for measuring credit losses on regulatory capital, there was no estimated deferral amount at September 30, 2021.
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

The Corporation's capital ratios exceeded minimum regulatory requirements as follows:

	September 30, 2021		December 31, 2020
(dollar amounts in millions)	Capital/Assets	Ratio	Capital/Assets	Ratio
Common equity tier 1 (a), (b)	$6,965	10.21%	$6,919	10.34%
Tier 1 risk-based (a), (b)	7,359	10.79	7,313	10.93
Total risk-based (a)	8,529	12.51	8,833	13.20
Leverage (a)	7,359	8.08	7,313	8.63
Common shareholders' equity	7,409	7.84	7,656	8.69
Tangible common equity (b)	6,762	7.20	7,020	8.02
Risk-weighted assets (a)	68,193		66,931
(a)    September 30, 2021 capital, risk-weighted assets and ratios are estimated. Ratios reflect deferral of CECL model impact as calculated per regulatory guidance. The deferred amounts were zero at September 30, 2021 (estimated) and $72 million at December 31, 2020.
(b)    See Supplemental Financial Data section for reconciliations of non-GAAP financial measures and regulatory ratios.
RISK MANAGEMENT
The following updated information should be read in conjunction with the "Risk Management" section on pages F-22 through F-38 in the Corporation's 2020 Annual Report.
Credit Risk
Allowance for Credit Losses
The allowance for credit losses includes both the allowance for loan losses and the allowance for credit losses on lending-related commitments. As a percentage of total loans, the allowance for credit losses was 1.33 percent at September 30, 2021, compared to 1.90 percent at December 31, 2020. Excluding $1.0 billion in PPP loans, which are guaranteed by the Small Business Administration, the allowance for credit losses was 1.35 percent of total loans at September 30, 2021, compared to 2.03 percent at December 31, 2020. The allowance for credit losses covered 2.2 times and 2.8 times total nonperforming loans at September 30, 2021 and December 31, 2020, respectively.
The allowance for credit losses decreased $353 million from $992 million at December 31, 2020 to $639 million at September 30, 2021, primarily reflecting a sustained recovery by the U.S. economy from the COVID-19 pandemic and benefits of mitigating actions by the U.S. government. Despite a slowdown in consumer spending driven by the Delta variant, strong business spending and improved labor markets supported growth in the broader U.S. economy. However, there continues to be uncertainty related to the impact of emerging COVID-19 variants and lagging vaccination rates, supply chain constraints, future monetary and fiscal support and inflationary pressures.
These factors shaped the 2-year reasonable and supportable forecasts used by the Corporation in its CECL estimate at September 30, 2021. The U.S. economy is expected to continue to grow at an accelerated pace through the first half of 2022 before normalizing into historical growth rates. Forecasts for other key economic variables, including the unemployment rate and oil prices, are generally in line with GDP projections. Interest rates remain low, reflecting the Federal Reserve's expectation that rates will remain at current levels in the near-to mid-term, while corporate bond rates reflect normalized default risk. The following table summarizes select economic variables representative of the economic forecasts used to develop the allowance for credit losses estimate at September 30, 2021.

Economic Variable	Base Forecast
Real Gross Domestic Product (GDP) growth	Growth peaks at 6.7 percent in fourth quarter 2021, before gradually declining to a long-term rate of 2 to 3 percent by third quarter 2022.
Unemployment rate	Current levels decrease to 4 percent by third quarter 2022 with minimal change through the remainder of the forecast period.
Corporate BBB bond to 10-year Treasury bond spreads	Spreads gradually increase to 1.8 percent by the end of the forecast period.
Oil Prices	Prices gradually decrease from current levels to $62 per barrel by the end of the forecast period.
Due to the high level of uncertainty regarding significant assumptions, such as the ultimate impact of the global pandemic, the Corporation evaluated a range of economic scenarios, including more benign and more severe economic forecasts. In the more severe scenario, real GDP is expected to contract through second quarter 2022, gradually improving to a growth rate of 4.5 percent by the end of the forecast period. Other key economic variables follow a similar pattern of short-term contractions followed by a gradual recovery. Selecting the more severe forecast would result in an increase in the quantitative calculation of allowance for credit losses by approximately $162 million as of September 30, 2021. However, factoring in model overlays and qualitative adjustments could result in a materially different estimate under a more severe scenario.

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
The following table presents metrics of the allowance for loan losses and nonperforming loans.

	September 30, 2021	December 31, 2020
Allowance for loan losses as a percentage of total loans	1.26%	1.81%
Allowance for loan losses as a percentage of total loans excluding PPP loans	1.29	1.94
Nonperforming loans as a percentage of total loans	0.61	0.67
Allowance for loan losses as a multiple of total nonperforming loans	2.1x	2.7x
Allowance for Credit Losses on Lending-Related Commitments
    The allowance for credit losses on lending-related commitments estimates current expected credit losses on collective pools of letters of credit and unused commitments to extend credit based on reserve factors, determined in a manner similar to business loans, multiplied by a probability of draw estimate based on historical experience and credit risk, applied to commitment amounts. The allowance for credit losses on lending-related commitments totaled $30 million and $44 million at September 30, 2021 and December 31, 2020, respectively.
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

The following table presents a summary of nonperforming assets and past due loans.

(dollar amounts in millions)	September 30, 2021	December 31, 2020
Nonaccrual loans:
Business loans:
Commercial	$200	$252
Real estate construction	6	1
Commercial mortgage	30	29
Lease financing	—	1
International	8	—
Total nonaccrual business loans	244	283
Retail loans:
Residential mortgage	35	47
Consumer:
Home equity	12	17
Total nonaccrual retail loans	47	64
Total nonaccrual loans	291	347
Reduced-rate loans	4	3
Total nonperforming loans	295	350
Foreclosed property	1	8
Other repossessed assets	—	1
Total nonperforming assets	$296	$359
Nonperforming loans as a percentage of total loans	0.61%	0.67%
Nonperforming assets as a percentage of total loans and foreclosed property	0.62	0.69
Allowance for credit losses as a multiple of total nonperforming loans	2.2x	2.8x
Loans past due 90 days or more and still accruing	$12	$45
Nonperforming assets decreased $63 million to $296 million at September 30, 2021, from $359 million at December 31, 2020. The decrease in nonperforming assets primarily reflected an $86 million decrease in nonperforming Energy loans, which are a component of commercial loans.
As of September 30, 2021, COVID-19-related payment deferrals, which consisted of residential mortgages, totaled $35 million, or 0.07 percent of total loans. Initial deferrals have expired and new requests have been nominal as customers continue to adjust to the new environment, resulting in a $107 million decrease in deferrals since fourth quarter 2020. Loans with COVID-19-related deferred payments on a third or later deferral, primarily residential mortgages, totaled $33 million at September 30, 2021 and would generally be considered TDRs if not for the provisions in the CARES Act.
The following table presents a summary of TDRs at September 30, 2021 and December 31, 2020.

(in millions)	September 30, 2021	December 31, 2020
Nonperforming TDRs:
Nonaccrual TDRs	$23	$33
Reduced-rate TDRs	4	3
Total nonperforming TDRs	27	36
Performing TDRs (a)	40	41
Total TDRs	$67	$77
(a)TDRs that do not include a reduction in the original contractual interest rate which are performing in accordance with their modified terms.

The following table presents a summary of changes in nonaccrual loans.

	Three Months Ended
(in millions)	September 30, 2021	June 30, 2021	March 31, 2021
Balance at beginning of period	$311	$314	$347
Loans transferred to nonaccrual (a)	55	62	61
Nonaccrual loan gross charge-offs	(26)	(8)	(16)
Loans transferred to accrual status (a)	(8)	—	(17)
Nonaccrual loans sold	(9)	—	(25)
Payments/other (b)	(32)	(57)	(36)
Balance at end of period	$291	$311	$314
(a)Based on an analysis of nonaccrual loans with book balances greater than $2 million.
(b)Includes net changes related to nonaccrual loans with balances less than or equal to $2 million, payments on nonaccrual loans with book balances greater than $2 million and transfers of nonaccrual loans to foreclosed property.
There were five borrowers with a balance greater than $2 million, totaling $55 million, transferred to nonaccrual status in third quarter 2021, compared to seven borrowers totaling $62 million in second quarter 2021 and three borrowers totaling $61 million in first quarter 2021. For further information about the composition of loans transferred to nonaccrual during the current period, refer to the nonaccrual information by industry category table below.
The following table presents the composition of nonaccrual loans by balance and the related number of borrowers at September 30, 2021 and December 31, 2020.

	September 30, 2021		December 31, 2020
(dollar amounts in millions)	Number of Borrowers	Balance	Number of Borrowers	Balance
Under $2 million	603	$69	682	$83
$2 million - $5 million	14	39	20	61
$5 million - $10 million	7	58	9	73
$10 million - $25 million	6	92	7	94
Greater than $25 million	1	33	1	36
Total	631	$291	719	$347
The following table presents a summary of nonaccrual loans at September 30, 2021 as well as loans transferred to nonaccrual and net loan charge-offs (recoveries) for the three months ended September 30, 2021, based on North American Industry Classification System (NAICS) categories.

	September 30, 2021		Three Months Ended September 30, 2021
(dollar amounts in millions)	Nonaccrual Loans		Loans Transferred to Nonaccrual (a)		Net Loan Charge-Offs (Recoveries)
Industry Category
Transportation & Warehousing	$50	17%	$—	—%	$6
Manufacturing	37	13	10	18	7
Residential Mortgage	35	12	2	4	(1)
Real Estate & Home Builders	33	11	24	43	2
Mining, Quarrying and Oil & Gas Extraction	28	10	—	—	(16)
Wholesale Trade	26	9	—	—	—
Health Care & Social Assistance	17	6	19	35	6
Services	15	5	—	—	—
Information & Communication	13	4	—	—	—
Arts, Entertainment & Recreation	9	3	—	—	—
Retail Trade	3	1	—	—	1
Contractors	2	1	—	—	—
Other (b)	23	8	—	—	(3)
Total	$291	100%	$55	100%	$2
(a)Based on an analysis of nonaccrual loans with book balances greater than $2 million.
(b)Consumer, excluding residential mortgage and certain personal purpose nonaccrual loans and net charge-offs, are included in the Other category.

Loans past due 90 days or more and still accruing interest generally represent loans that are well collateralized and in the process of collection. Loans past due 90 days or more decreased $33 million to $12 million at September 30, 2021, compared to $45 million at December 31, 2020. Loans past due 30-89 days decreased $235 million to $169 million at September 30, 2021, compared to $404 million at December 31, 2020. Loans past due 30 days or more and still accruing interest as a percentage of total loans were 0.38 percent and 0.86 percent at September 30, 2021 and December 31, 2020, respectively. An aging analysis of loans included in Note 4 to the consolidated financial statements provides further information about the balances comprising past due loans.
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

(dollar amounts in millions)	September 30, 2021	June 30, 2021	December 31, 2020
Total criticized loans	$1,818	$2,176	$2,947
As a percentage of total loans	3.8%	4.3%	5.6%
The $1.1 billion decrease in criticized loans during the nine months ended September 30, 2021 included decreases of $448 million in Energy and $521 million in general Middle Market.
Concentrations of Credit Risk
Concentrations of credit risk may exist when a number of borrowers are engaged in similar activities, or activities in the same geographic region, and have similar economic characteristics that would cause them to be similarly impacted by changes in economic or other conditions. The Corporation has concentrations of credit risk with the commercial real estate and automotive industries. All other industry concentrations, as defined by management, individually represented less than 10 percent of total loans at September 30, 2021.
Commercial Real Estate Lending
The following table summarizes the Corporation's commercial real estate loan portfolio by loan category.

	September 30, 2021			December 31, 2020
(in millions)	Commercial Real Estate business line (a)	Other (b)	Total	Commercial Real Estate business line (a)	Other (b)	Total
Real estate construction loans	$2,488	$522	$3,010	$3,657	$425	$4,082
Commercial mortgage loans	3,413	7,802	11,215	2,273	7,639	9,912
Total commercial real estate	$5,901	$8,324	$14,225	$5,930	$8,064	$13,994
(a)Primarily loans to real estate developers.
(b)Primarily loans secured by owner-occupied real estate.
The Corporation limits risk inherent in its commercial real estate lending activities by monitoring borrowers directly involved in the commercial real estate markets and adhering to conservative policies on loan-to-value ratios for such loans. Commercial real estate loans, consisting of real estate construction and commercial mortgage loans, totaled $14.2 billion at September 30, 2021. Of the total, $5.9 billion, or 41 percent, were to borrowers in the Commercial Real Estate business line, which includes loans to real estate developers, a decrease of $29 million compared to December 31, 2020. Commercial real estate loans in other business lines totaled $8.3 billion, or 59 percent, at September 30, 2021, an increase of $260 million compared to December 31, 2020. These loans consisted primarily of owner-occupied commercial mortgages, which bear credit characteristics similar to non-commercial real estate business loans. Generally, loans previously reported as real estate construction are classified as commercial mortgage loans upon receipt of a certificate of occupancy. During the second and third quarters 2021, the Corporation performed an in-depth review of the status of these loans which resulted in $1.2 billion of loans previously reported as real estate construction to be classified as commercial mortgage loans as of September 30, 2021.
The real estate construction loan portfolio primarily contains loans made to long-tenured customers with satisfactory completion experience. Criticized real estate construction loans in the Commercial Real Estate business line totaled $30 million and $27 million at September 30, 2021 and December 31, 2020, respectively. In other business lines, criticized real estate construction loans totaled $36 million at September 30, 2021, compared to $20 million at December 31, 2020. There were no real estate construction loan charge-offs in either of the nine-month periods ended September 30, 2021 or 2020.
Commercial mortgage loans are loans where the primary collateral is a lien on any real property and are primarily loans secured by owner-occupied real estate. Real property is generally considered primary collateral if the value of that collateral represents more than 50 percent of the commitment at loan approval. Loans in the commercial mortgage portfolio generally mature within three to five years. Criticized commercial mortgage loans in the Commercial Real Estate business line totaled $68 million and $73 million at September 30, 2021 and December 31, 2020, respectively. In other business lines, $270 million and $440 million of commercial mortgage loans were criticized at September 30, 2021 and December 31, 2020, respectively. Commercial mortgage loan net charge-offs were zero for the nine months ended September 30, 2021, compared to net recoveries of $3 million for the same period in 2020.
Automotive Lending - Dealer
The following table presents a summary of dealer loans.

	September 30, 2021		December 31, 2020
(in millions)	Loans Outstanding	Percent of Total Loans	Loans Outstanding	Percent of Total Loans
Dealer:
Floor plan	$555		$2,344
Other	3,190		3,348
Total dealer	$3,745	7.8%	$5,692	10.9%
Substantially all dealer loans are in the National Dealer Services business line and primarily include floor plan financing and other loans to automotive dealerships. Floor plan loans, included in commercial loans in the Consolidated Balance Sheets, totaled $555 million at September 30, 2021, a decrease of $1.8 billion compared to $2.3 billion at December 31, 2020, due to an imbalance in supply and demand impacted by a shortage in microchips used in automotive production. Other loans to automotive dealers in the National Dealer Services business line totaled $3.2 billion, including $2.0 billion of owner-occupied commercial real estate mortgage loans at both September 30, 2021 and December 31, 2020.
There were no nonaccrual dealer loans at both September 30, 2021 and December 31, 2020. Additionally, there were no net charge-offs of dealer loans in the nine months ended September 30, 2021, compared to $2 million in the nine months ended September 30, 2020.
Automotive Lending- Production
The following table presents a summary of loans to borrowers involved with automotive production.

	September 30, 2021		December 31, 2020
(in millions)	Loans Outstanding (a)	Percent of Total Loans	Loans Outstanding (a)	Percent of Total Loans
Production:
Domestic	$819		$791
Foreign	318		302
Total production	$1,137	2.4%	$1,093	2.1%
(a)Excludes PPP loans.
Loans to borrowers involved with automotive production, primarily Tier 1 and Tier 2 suppliers, totaled $1.1 billion at both September 30, 2021 and December 31, 2020. These borrowers have faced, and could face in the future, financial difficulties due to disruptions in auto production as well as their supply chains and logistics operations as a result of the COVID-19 pandemic. As such, management continued to monitor this portfolio and allocated reserves for this portfolio at September 30, 2021 were relatively stable.
There were no nonaccrual loans to borrowers involved with automotive production at September 30, 2021, compared to $7 million at December 31, 2020. Criticized automotive production loans were 12 percent of the automotive production portfolio at September 30, 2021, compared to 24 percent at December 31, 2020. Automotive production loan net charge-offs totaled $7 million in the nine months ended September 30, 2021, compared to $1 million in the nine months ended September 30, 2020.

Residential Real Estate Lending
At September 30, 2021, residential real estate loans represented 7 percent of total loans. The following table summarizes the Corporation's residential mortgage and home equity loan portfolios by geographic market.

	September 30, 2021				December 31, 2020
(dollar amounts in millions)	Residential Mortgage Loans	% of Total	Home Equity Loans	% of Total	Residential Mortgage Loans	% of Total	Home Equity Loans	% of Total
Geographic market:
Michigan	$450	25%	$500	32%	$428	23%	$540	34%
California	903	50	666	43	927	51	655	41
Texas	241	13	330	21	254	14	328	21
Other Markets	219	12	61	4	221	12	65	4
Total	$1,813	100%	$1,557	100%	$1,830	100%	$1,588	100%
Residential real estate loans, which consist of traditional residential mortgages and home equity loans and lines of credit, totaled $3.4 billion at September 30, 2021. The residential real estate portfolio is principally located within the Corporation's primary geographic markets. Substantially all residential real estate loans past due 90 days or more are placed on nonaccrual status, and substantially all junior lien home equity loans that are current or less than 90 days past due are placed on nonaccrual status if full collection of the senior position is in doubt. At no later than 180 days past due, such loans are charged off to current appraised values less costs to sell.
Residential mortgages totaled $1.8 billion at September 30, 2021, and were primarily larger, variable-rate mortgages originated and retained for certain private banking relationship customers. Of the $1.8 billion of residential mortgage loans outstanding, $35 million were on nonaccrual status at September 30, 2021. The home equity portfolio totaled $1.6 billion at September 30, 2021, of which 95 percent was outstanding under primarily variable-rate, interest-only home equity lines of credit, 4 percent were in amortizing status and 1 percent were closed-end home equity loans. Of the $1.6 billion of home equity loans outstanding, $12 million were on nonaccrual status at September 30, 2021. A majority of the home equity portfolio was secured by junior liens at September 30, 2021.
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
The following table summarizes information about loans in the Corporation's Energy business line.

	September 30, 2021				December 31, 2020
(dollar amounts in millions)	Outstandings		Nonaccrual	Criticized (a)	Outstandings		Nonaccrual	Criticized (a)
Exploration and production (E&P)	$1,008	79%	$28	$136	$1,295	81%	$114	$527
Midstream	244	19	—	—	261	16	—	56
Services	25	2	—	12	44	3	—	13
Total Energy business line	$1,277	100%	$28	$148	$1,600	100%	$114	$596
As a percentage of total Energy loans			2%	12%			7%	37%
(a)    Includes nonaccrual loans.
Loans in the Energy business line totaled $1.3 billion, or 3 percent of total loans, at September 30, 2021, a decrease of $323 million compared to December 31, 2020. Total exposure, including unused commitments to extend credit and letters of credit, was $2.9 billion at September 30, 2021 (a utilization rate of 44 percent) and $3.1 billion at December 31, 2020, respectively.
Net credit-related Energy recoveries were $16 million and $29 million for the three- and nine-month periods ended September 30, 2021, respectively, compared to net charge-offs of $9 million and $121 million for comparable periods in 2020. Nonaccrual Energy loans decreased $86 million to $28 million at September 30, 2021, compared to December 31, 2020. Criticized Energy loans decreased $448 million to $148 million, or 8 percent of total criticized loans, at September 30, 2021 compared to December 31, 2020.

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
The following table summarizes information about HR C&I loans, which represented 5 percent of total loans at both September 30, 2021 and December 31, 2020.

(in millions)	September 30, 2021	December 31, 2020
Outstandings	$2,492	$2,441
Criticized	245	418
Net loan charge-offs	2021	2020
Three Months Ended September 30,	$6	$7
Nine Months Ended September 30,	10	20
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

	September 30, 2021
Sector based on NAICS category (dollar amounts in millions)	Loans (a)	Percent of Total Loans	Percent Criticized (b)	Percent Nonaccrual (c)
Retail Commercial Real Estate (d)	$797	1.7%	5.0%	—%
Hotels	555	1.2	4.6	1.7
Retail Goods and Services	238	0.5	7.2	0.1
Arts/Recreation	208	0.4	24.3	5.1
All other impacted sectors (e)	1,046	2.2	9.7	2.6
Total	$2,844	5.9%	8.3%	1.6%
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
Interest Rate Risk
Net interest income is the primary source of revenue for the Corporation. Interest rate risk arises in the normal course of business due to differences in the repricing and cash flow characteristics of assets and liabilities, primarily through the Corporation's core business activities of extending loans and acquiring deposits. The Corporation's balance sheet is predominantly characterized by floating-rate loans funded by core deposits. Including the impact of interest rate swaps converting floating-rate loans to fixed, the Corporation's loan composition at September 30, 2021 was 59 percent 30-day LIBOR, 6 percent other LIBOR (primarily 60-and 90-day), 12 percent prime and 23 percent fixed rate. Additionally, 31 percent of loans had non-zero interest rate floors protecting against future rate declines. The composition of the loan portfolio creates sensitivity to interest rate movements due to the imbalance between the faster repricing of the floating-rate loan portfolio versus deposit products. In addition, the growth and/or contraction in the Corporation's loans and deposits may lead to changes in sensitivity to interest rate movements in the absence of mitigating actions. Examples of such actions are purchasing fixed-rate investment securities, which provide liquidity to the balance sheet and act to mitigate the inherent interest sensitivity, as well as hedging with interest rate swaps and options. Other mitigating factors include interest rate floors on a portion of the loan portfolio. The Corporation actively manages its exposure to interest rate risk with the principal objective of optimizing net interest income and the economic value of equity while operating within acceptable limits established for interest rate risk and maintaining adequate levels of funding and liquidity.
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
Sensitivity of Net Interest Income to Changes in Interest Rates
The analysis of the impact of changes in interest rates on net interest income under various interest rate scenarios is management's principal risk management technique. Management models a base-case net interest income under an unchanged interest rate environment. Existing derivative instruments entered into for risk management purposes as of the balance sheet dates are included in the analysis, but no additional hedging is forecasted. At September 30, 2021, these derivative instruments comprise interest rate swaps that convert $2.7 billion of fixed-rate medium- and long-term debt to variable rates through fair value hedges and convert $5.3 billion of variable-rate loans to fixed rates through cash flow hedges. Additionally, included in this analysis are $15.1 billion of loans that were subject to an average interest rate floor of 0.7 percent at September 30, 2021. This base-case net interest income is then compared against interest rate scenarios in which short-term rates rise or decline 100 basis points (with a floor of zero percent) in a linear, non-parallel fashion from the base case over 12 months, resulting in an average change of 50 basis points over the period while long-term rates increase or decrease to a lesser degree.
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

The table below, as of September 30, 2021 and December 31, 2020, displays the estimated impact on net interest income during the next 12 months by relating the base case scenario results to those from the rising and declining rate scenarios described above.

	Estimated Annual Change
	September 30, 2021			December 31, 2020
(dollar amounts in millions)	Amount	%		Amount	%
Change in Interest Rates:			Change in Interest Rates:
Rising 100 basis points	$188	11%	Rising 100 basis points	$161	9%
Declining to zero percent	(41)	(2)	Declining to zero percent	(34)	(2)
Sensitivity to declining interest rates remained steady from December 31, 2020 to September 30, 2021 due to offsetting changes in balance sheet composition, as well as limited remaining downward movement in rates before hitting zero percent floors. Sensitivity to rising interest rates slightly increased due to forgiveness of fixed-rate PPP loans and higher deposit volumes, partially offset by the growth of floating-rate loans with floors as well as a larger securities portfolio.
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
The table below, as of September 30, 2021 and December 31, 2020, displays the estimated impact on the economic value of equity from the interest rate scenario described above.

	September 30, 2021			December 31, 2020
(dollar amounts in millions)	Amount	%		Amount	%
Change in Interest Rates:			Change in Interest Rates:
Rising 100 basis points	$1,475	10%	Rising 100 basis points	$1,793	18%
Declining to zero percent	(417)	(3)	Declining to zero percent	(551)	(6)
The sensitivity of the economic value of equity to rising rates decreased from December 31, 2020 to September 30, 2021 due primarily to duration extension and balance growth in the securities portfolio. Sensitivity to declining rates decreased due to the changes in the securities portfolio and is limited by the assumption of a zero percent rate floor.
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
As of July 1, 2021, the Corporation was operationally ready to issue new Secured Overnight Financing Rate (SOFR)-based cash and derivative products. Additionally, as of September 30, 2021, the Corporation was operationally ready to issue new Bloomberg Short-Term Bank Yield Index (BSBY)-based cash and derivative products. The Corporation is prepared for the cessation of the LIBOR tenors as announced by the FCA and will cease originating LIBOR-based products in the fourth quarter of 2021. Communications and learning activities to support customers and colleagues are ongoing.
The Corporation's enterprise transition timelines are closely aligned with recommendations from the Alternative Reference Rates Committee for both best practices and recommended objectives. The Corporation will continue to align with industry and regulatory guidelines regarding the cessation of LIBOR as well as monitor market developments for transitioning to alternative reference rates. For a discussion of the various risks facing the Corporation in relation to the transition away from LIBOR, see the market risk discussion within “Item 1A. Risk Factors” beginning on page 13 of the Corporation's Annual Report on Form 10-K for the year ended December 31, 2020.
Wholesale Funding
The Corporation may access the purchased funds market when necessary, which includes a variety of funding sources. Capacity for incremental purchased funds at September 30, 2021 included short-term FHLB advances, the ability to purchase federal funds, sell securities under agreements to repurchase as well as issue deposits through brokers. Purchased funds decreased to $43 million at September 30, 2021 compared to $66 million at December 31, 2020.
At September 30, 2021, the Bank had pledged loans totaling $20.4 billion which provided up to $16.4 billion of available collateralized borrowing with the Federal Reserve Bank (FRB).
The Bank is a member of the FHLB of Dallas, Texas, which provides short- and long-term funding to its members through advances collateralized by real estate-related assets. Actual borrowing capacity is contingent on the amount of collateral available to be pledged to the FHLB. At September 30, 2021, $18.6 billion of real estate-related loans and $2.4 billion of investment securities were pledged to the FHLB as collateral for potential future borrowings. The Corporation had capacity for potential future borrowings of approximately $11.7 billion.
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
The ability of the Corporation and the Bank to raise funds at competitive rates may be impacted by rating agencies' views of the credit quality, liquidity, capital and earnings of the Corporation and the Bank. As of September 30, 2021, the three major rating agencies had assigned the ratings below to long-term senior unsecured obligations of the Corporation and the Bank. A security rating is not a recommendation to buy, sell, or hold securities and may be subject to revision or withdrawal at any time by the assigning rating agency. Each rating should be evaluated independently of any other rating.

	Comerica Incorporated		Comerica Bank
September 30, 2021	Rating	Outlook	Rating	Outlook
Moody’s Investors Service	A3	Stable	A3	Stable
Fitch Ratings	A-	Stable	A-	Stable
Standard and Poor’s	BBB+	Stable	A-	Stable
The Corporation satisfies liquidity needs with either liquid assets or various funding sources. Liquid assets totaled $36.8 billion and $25.9 billion at September 30, 2021 and December 31, 2020, respectively. Liquid assets include cash and due from banks, federal funds sold, interest-bearing deposits with banks, other short-term investments and unencumbered investment securities.
The Corporation performs monthly liquidity stress testing to evaluate its ability to meet funding needs in hypothetical stressed environments. Such environments cover a series of broad events, distinguished in terms of duration and severity. The evaluation as of September 30, 2021 projected sufficient sources of liquidity were available under each series of events.
Total liquidity sources, comprised of liquid assets and remaining borrowing capacity with the FRB and the FHLB, totaled $64.9 billion at September 30, 2021. On a stand-alone basis, the Corporation had liquid assets of $716 million on an unconsolidated basis at September 30, 2021.

CRITICAL ACCOUNTING POLICIES
The Corporation’s consolidated financial statements are prepared based on the application of accounting policies, the most significant of which are described in Note 1 to the consolidated financial statements included in the Corporation's 2020 Annual Report. These policies require numerous estimates and strategic or economic assumptions, which may prove inaccurate or subject to variations. Changes in underlying factors, assumptions or estimates could have a material impact on the Corporation’s future financial condition and results of operations. At December 31, 2020, the most critical of these significant accounting policies were the policies related to the allowance for credit losses, fair value measurement, goodwill, pension plan accounting and income taxes. These policies were reviewed with the Audit Committee of the Corporation’s Board of Directors and are discussed more fully on pages F-39 through F-43 in the Corporation's 2020 Annual Report. As of the date of this report, there have been no significant changes to the Corporation's critical accounting policies or estimates, except for the MRVA methodology change described in Results of Operations and Note 1 to the consolidated financial statements and the updates to the goodwill critical accounting policy outlined below.
The Corporation performed the annual goodwill impairment test in third quarter 2021, resulting in the following updates to the critical accounting policy on page F-41 of the Corporation's 2020 Annual Report.
Goodwill
Goodwill is initially recorded as the excess of the purchase price over the fair value of net assets acquired in a business combination and is subsequently evaluated at least annually for impairment. Goodwill impairment testing is performed at the reporting unit level, equivalent to a business segment or one level below. The Corporation has three reporting units: the Commercial Bank, the Retail Bank and Wealth Management. At September 30, 2021 and December 31, 2020, goodwill totaled $635 million, including $473 million allocated to the Commercial Bank, $101 million allocated to the Retail Bank and $61 million allocated to Wealth Management.
The annual test of goodwill impairment was performed as of the beginning of the third quarter 2021. The Corporation first assessed qualitative factors to determine whether it was more likely than not that the fair value of any reporting unit was less than its carrying amount, including goodwill. Qualitative factors included economic conditions, industry and market considerations, cost factors, overall financial performance, regulatory developments and performance of the Corporation’s stock, among other events and circumstances. At the conclusion of the qualitative assessment in third quarter 2021, the Corporation determined that it was more likely than not that the fair value of each reporting unit exceeded its carrying value.
Qualitative factors considered in the analysis of each reporting unit incorporate current macroeconomic and market conditions, such as trends in key economic data and industry developments, effects of the global pandemic and ongoing recovery to the business, recent reporting unit financial performance and the impact of regulatory and legislative actions. Further weakening in the economic environment, such as a decline in the performance of the reporting units or other factors, could cause the fair value of one or more of the reporting units to fall below their carrying value, resulting in a goodwill impairment charge. Additionally, new legislative or regulatory changes not anticipated in management's expectations may cause the fair value of one or more of the reporting units to fall below the carrying value, resulting in a goodwill impairment charge. Any impairment charge would not affect the Corporation's regulatory capital ratios, tangible equity ratio or liquidity position.

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

(dollar amounts in millions)	September 30, 2021	December 31, 2020
Common Equity Tier 1 Capital (a):
Tier 1 capital	$7,359	$7,313
Less:
Fixed-rate reset non-cumulative perpetual preferred stock	394	394
Common equity tier 1 capital	$6,965	$6,919
Risk-weighted assets	$68,193	$66,931
Tier 1 capital ratio	10.79%	10.93%
Common equity tier 1 capital ratio	10.21	10.34
Tangible Common Equity Ratio:
Total shareholders' equity	$7,803	$8,050
Less:
Fixed-rate reset non-cumulative perpetual preferred stock	394	394
Common shareholders' equity	$7,409	$7,656
Less:
Goodwill	635	635
Other intangible assets (b)	12	1
Tangible common equity	$6,762	$7,020
Total assets	$94,529	$88,129
Less:
Goodwill	635	635
Other intangible assets (b)	12	1
Tangible assets	$93,882	$87,493
Common equity ratio	7.84%	8.69%
Tangible common equity ratio	7.20	8.02
Tangible Common Equity per Share of Common Stock:
Common shareholders' equity	$7,409	$7,656
Tangible common equity	6,762	7,020
Shares of common stock outstanding (in millions)	131	139
Common shareholders' equity per share of common stock	$56.55	$55.01
Tangible common equity per share of common stock	51.61	50.43
(a)September 30, 2021 ratios are estimated. Ratios reflect deferral of CECL model impact as calculated per regulatory guidance. The deferred amounts were zero at September 30, 2021 (estimated) and $72 million at December 31, 2020.
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

10.1L†
Form of Standard Comerica Incorporated Restricted Stock Unit Agreement (Director Version) under the Comerica Incorporated 2018 Long-Term Incentive Plan (filed as Exhibit 10.1L to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, and incorporated herein by reference).

31.1	Chairman, President and CEO Rule 13a-14(a)/15d-14(a) Certification of Periodic Report (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002).

31.2	Executive Vice President and CFO Rule 13a-14(a)/15d-14(a) Certification of Periodic Report (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002).

32	Section 1350 Certification of Periodic Report (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002).

101	Financial statements from Quarterly Report on Form 10-Q of the Registrant for the quarter ended September 30, 2021, formatted in Inline XBRL: (i) the Consolidated Balance Sheets (unaudited), (ii) the Consolidated Statements of Comprehensive Income (unaudited), (iii) the Consolidated Statements of Changes in Shareholders' Equity (unaudited), (iv) the Consolidated Statements of Cash Flows (unaudited) and (v) the Notes to Consolidated Financial Statements (unaudited).

104	The cover page from the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, formatted in Inline XBRL (included in Exhibit 101).

†	Management contract or compensatory plan or arrangement.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMERICA INCORPORATED
(Registrant)

/s/ Mauricio A. Ortiz
Mauricio A. Ortiz
Executive Vice President and
Chief Accounting Officer and
Duly Authorized Officer
Date: October 29, 2021