Form 10-K
period 2021-12-31
COMERICA INC /NEW/
filed 2022-02-16
CIK 28412

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2021
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
    If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.     ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
At June 30, 2021 (the last business day of the registrant’s most recently completed second fiscal quarter), the registrant’s common stock, $5 par value, held by non-affiliates had an aggregate market value of approximately $9.4 billion based on the closing price on the New York Stock Exchange on that date of $71.34 per share. For purposes of this Form 10-K only, it has been assumed that all common shares Comerica’s Trust Department holds for Comerica’s employee plans, and all common shares the registrant’s directors and executive officers hold, are shares held by affiliates.
At February 14, 2022, the registrant had outstanding 131,078,743 shares of its common stock, $5 par value.
Documents Incorporated by Reference:
Part III: Items 10-14—Proxy Statement for the Annual Meeting of Shareholders to be held April 26, 2022.

PART I
Item 1. Business.
GENERAL
Comerica Incorporated (“Comerica”) is a financial services company, incorporated under the laws of the State of Delaware in 1973, and headquartered in Dallas, Texas. Based on total assets as reported in the most recently filed Consolidated Financial Statements for Bank Holding Companies (FR Y-9C), it was among the 25 largest commercial United States (“U.S.”) financial holding companies. As of December 31, 2021, Comerica owned directly or indirectly all the outstanding common stock of 2 active banking subsidiaries (Comerica Bank, a Texas banking association, and Comerica Bank & Trust, National Association) and 29 non-banking subsidiaries. At December 31, 2021, Comerica had total assets of approximately $94.6 billion, total deposits of approximately $82.3 billion, total loans of approximately $49.3 billion and shareholders’ equity of approximately $7.9 billion.
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
We provide information about the net interest income and noninterest income we received from our various classes of products and services: (1) under the caption, “Analysis of Net Interest Income” on page F-4 of the Financial Section of this report; (2) under the caption “Rate/Volume Analysis” on page F-5 of the Financial Section of this report; and (3) under the caption “Noninterest Income” on pages F-6 through F-7 of the Financial Section of this report.
COMPETITION
The financial services business is highly competitive. Comerica and its subsidiaries mainly compete in their primary geographic markets covering the major metropolitan areas in Texas, California, and Michigan, as well as in Arizona and Florida. In addition, they compete throughout the continental U.S., Mexico and Canada as they pursue certain businesses on a national scale that fall outside of the primary markets, such as U.S. Banking, Mortgage Banker, Environmental Services and National Dealer Services. They have strategically placed offices in faster growing markets where there is a concentration of customers and industries they serve. In 2021, Comerica also expanded its presence in the Southeastern U.S. by establishing three commercial offices in North Carolina. Comerica is subject to competition with respect to various products and services, including, without limitation, commercial loans and lines of credit, deposits, cash management, capital market products, international trade finance, letters of credit, foreign exchange management services, loan syndication services, consumer lending, consumer deposit gathering, mortgage loan origination, consumer products, fiduciary services, private banking, retirement services, investment management and advisory services, investment banking services, brokerage services, the sale of annuity products, and the sale of life, disability and long-term care insurance products.
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
The FRB supervises non-banking activities conducted by companies directly and indirectly owned by Comerica. In addition, Comerica’s non-banking subsidiaries are subject to supervision and regulation by various state, federal and self-regulatory agencies, including, but not limited to, the Financial Industry Regulatory Authority, Inc. (“FINRA”), the Department of Licensing and Regulatory Affairs of the State of Michigan, the Municipal Securities Rulemaking Board (“MSRB”) and the Securities and Exchange Commission (“SEC”) (in the case of Comerica Securities, Inc.); the Department of Insurance and Financial Services of the State of Michigan (in the case of Comerica Insurance Services, Inc.); and the DOL (in the case of Comerica Securities, Inc. and Comerica Insurance Services, Inc.).
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
Economic Growth, Regulatory Relief and Consumer Protection Act
On May 24, 2018, EGRRCPA was signed into law. Among other regulatory changes, EGRRCPA amended various sections of the Dodd-Frank Act, including section 165 of Dodd-Frank Act, which was revised to raise the asset thresholds for determining the application of enhanced prudential standards for bank holding companies. Under EGRRCPA bank holding companies with less than $100 billion of consolidated assets, including Comerica, are exempt from all of the Dodd-Frank enhanced prudential standards, except risk committee requirements. As a result, Comerica currently is not subject to the remaining Dodd-Frank Act enhanced prudential standards or certain capital and liquidity rules to large bank holding companies and depository institutions (the “Tailoring Rules”). Should Comerica cross the $100 billion asset threshold, it will be subject to additional and more stringent regulation. Enhanced prudential standards for U.S. banking organizations with $100 to $250 billion of consolidated assets or more include, but are not limited to: supervisory-run stress testing; internal liquidity stress testing; and liquidity buffer requirements. In addition, Comerica would be required to pay the supervision and regulation fee assessment under the Dodd-Frank Act.

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
Acquisitions of Ownership of Comerica
Acquisitions of Comerica’s voting stock above certain thresholds are subject to prior regulatory notice or approval under federal banking laws, including the Bank Holding Company Act of 1956 and the Change in Bank Control Act of 1978. Under the Change in Bank Control Act, a person or entity generally must provide prior notice to the FRB before acquiring the power to vote 10% or more of Comerica’s outstanding common stock. On March 2, 2020, the FRB issued a final rule revising regulations related to control determinations under the Bank Holding Company Act. The final rule expands the number of presumptions of control for use in such determinations. Investors should be aware of these requirements when acquiring shares of Comerica’s stock.
Capital and Liquidity
Comerica and its bank subsidiaries are subject to risk-based capital requirements and guidelines imposed by the FRB, FDIC and/or the OCC. In calculating risk-based capital requirements, a depository institution’s or holding company’s assets and certain specified off-balance sheet commitments are assigned to various risk categories defined by the FRB, each weighted differently based on the level of credit risk that is ascribed to such assets or commitments, based on counterparty type, asset class and maturity. A depository institution’s or holding company’s capital is divided into three tiers: Common Equity Tier 1 (“CET1”), additional Tier 1, and Tier 2. CET1 capital predominantly includes common shareholders’ equity, less certain deductions for goodwill, intangible assets and deferred tax assets that arise from net operating losses and tax credit carry-forwards, if any. Additional Tier 1 capital primarily includes any outstanding noncumulative perpetual preferred stock and related surplus. Comerica has also made the election to permanently exclude accumulated other comprehensive income related to debt and equity securities classified as available-for-sale, cash flow hedges, and defined benefit postretirement plans from CET1 capital. Tier 2 capital primarily includes qualifying subordinated debt and qualifying allowance for credit losses. On September 30, 2020, the federal banking agencies issued a final rule that provides banking organizations that implement the current expected credit loss (“CECL”) standard during the 2020 calendar year the option to delay for two years an estimate of CECL’s effect on regulatory capital, relative to the incurred loss methodology’s effect on regulatory capital, followed by a three-year transition period. While Comerica elected this deferral, there was no deferral amount at December 31, 2021. More information is set forth in the “Capital” section located on pages F-16 through F-17.
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
To be well capitalized, Comerica’s bank subsidiaries are required to maintain a minimum leverage ratio, minimum CET1 capital ratio, minimum Tier 1 capital ratio and minimum total capital ratio equal to at least 5.0 percent, 6.5 percent, 8.0 percent and 10.0 percent, respectively. For purposes of the FRB’s Regulation Y, including determining whether a bank holding company meets the requirements to be a financial holding company, bank holding companies, such as Comerica, must maintain a Tier 1 capital ratio of at least 6.0 percent and a total capital ratio of at least 10.0 percent to be well capitalized. The FRB may require bank holding companies, including Comerica, to maintain capital ratios substantially in excess of mandated minimum levels, depending upon general economic conditions and a bank holding company’s particular condition, risk profile and growth plans.
Failure to be well capitalized or to meet minimum capital requirements could result in certain mandatory and possible additional discretionary actions by regulators, including restrictions on Comerica’s or its bank subsidiaries’ ability to pay dividends or otherwise distribute capital or to receive regulatory approval of applications, or other restrictions on growth.
At December 31, 2021, Comerica met all of its minimum risk-based capital ratio and leverage ratio requirements plus the applicable capital conservation buffer and the applicable well capitalized requirements, as shown in the table below:

(dollar amounts in millions)	Comerica Incorporated (Consolidated)	Comerica Bank
December 31, 2021
CET1 capital (minimum $3.1 billion (Consolidated))	$7,064	$7,634
Tier 1 capital (minimum $4.2 billion (Consolidated))	7,458	7,634
Total capital (minimum $5.6 billion (Consolidated))	8,608	8,584
Risk-weighted assets	69,708	69,542
Average assets (fourth quarter)	96,417	96,216
CET1 capital to risk-weighted assets (minimum-4.5%)	10.13%	10.98%
Tier 1 capital to risk-weighted assets (minimum-6.0%)	10.70	10.98
Total capital to risk-weighted assets (minimum-8.0%)	12.35	12.34
Tier 1 capital to average assets (minimum-4.0%)	7.74	7.93
Capital conservation buffer (minimum-2.5%)	4.35	4.34
December 31, 2020
CET1 capital (minimum $3.0 billion (Consolidated))	$6,919	$7,278
Tier 1 capital (minimum $4.0 billion (Consolidated))	7,313	7,278
Total capital (minimum $5.4 billion (Consolidated))	8,833	8,547
Risk-weighted assets	66,931	66,759
Average assets (fourth quarter)	84,705	84,536
CET1 capital to risk-weighted assets (minimum-4.5%)	10.34%	10.90%
Tier 1 capital to risk-weighted assets (minimum-6.0%)	10.93	10.90
Total capital to risk-weighted assets (minimum-8.0%)	13.20	12.80
Tier 1 capital to average assets (minimum-4.0%)	8.63	8.61
Capital conservation buffer (minimum-2.5%)	4.93	4.80
Additional information on the calculation of Comerica’s and its bank subsidiaries’ CET1 capital, Tier 1 capital, total capital and risk-weighted assets is set forth in the “Capital” section located on pages F-16 through F-17 of the Financial Section of this report and Note 20 of the Notes to Consolidated Financial Statements located on pages F-92 through F-94 of the Financial Section of this report.

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
As of December 31, 2021, each of Comerica’s bank subsidiaries’ capital ratios exceeded those required for an institution to be considered “well capitalized” under these regulations.
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
Comerica Bank and Comerica Bank & Trust, National Association are required by federal law to obtain the prior approval of the FRB and/or the OCC, as the case may be, for the declaration and payment of dividends, if the total of all dividends declared by the board of directors of such bank in any calendar year will exceed the total of (i) such bank's net income (as defined and interpreted by regulation) for that year plus (ii) the retained net income (as defined and interpreted by regulation) for the preceding two years, less any required transfers to surplus or to fund the retirement of preferred stock. At January 1, 2022, Comerica's subsidiary banks could declare aggregate dividends of approximately $347 million from retained net profits of the preceding two years. Comerica's subsidiary banks declared dividends of $852 million in 2021, $498 million in 2020 and $1.2 billion in 2019.
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
Data privacy and data protection are areas of increasing state legislative focus. For example, in June of 2018, the Governor of California signed into law the California Consumer Privacy Act of 2018 (the “CCPA”). The CCPA, which became effective on January 1, 2020, applies to for-profit businesses that conduct business in California and meet certain revenue or data collection thresholds. The CCPA gives consumers the right to request disclosure of information collected about them, and whether that information has been sold or shared with others, the right to request deletion of personal information (subject to certain exceptions), the right to opt out of the sale of the consumer’s personal information, and the right not to be discriminated against for exercising these rights. The CCPA contains several exemptions, including an exemption applicable to information that is collected, processed, sold or disclosed pursuant to the Gramm-Leach-Bliley Act. The California Attorney General adopted regulations implementing the CCPA on August 14, 2020. Comerica has a physical footprint in California and is required to comply with the CCPA. In addition, similar laws may be adopted by other states where Comerica does business. The federal government may also pass data privacy or data protection legislation.
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
FDIC Insurance Assessments
    The DIF provides deposit insurance coverage for certain deposits up to $250,000 per depositor in each deposit account category. Comerica's subsidiary banks are subject to FDIC deposit insurance assessments to maintain the DIF. The FDIC imposes a risk-based deposit premium assessment system, where the assessment rates for an insured depository institution are determined by an assessment rate calculator, which is based on a number of elements to measure the risk each institution poses to the DIF. The assessment rate is applied to total average assets less tangible equity. Under the current system, premiums are assessed quarterly and could increase if, for example, criticized loans and/or other higher risk assets increase or balance sheet liquidity decreases. For 2021, Comerica’s FDIC insurance expense totaled $22 million.
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
Resolution Plans
As a depository institution with $50 billion or more of total consolidated assets, Comerica Bank is required to periodically file a resolution plan with the FDIC. On April 16, 2019, the FDIC released an advanced notice of proposed rulemaking (“ANPR”) with respect to the FDIC’s bank resolution plan requirements meant to better tailor bank resolution plans to a firm’s size, complexity and risk profile. The ANPR offers two alternative approaches to resolution planning for commenters to consider and solicits comment on how to tailor the requirements of the rule to reflect differences in size, complexity and other factors among the population of large insured depository institutions, and on whether to increase the current threshold of $50 billion in assets that triggers application of the rule. In connection with this rulemaking, the FDIC placed a moratorium on resolution plans until the rulemaking process was complete.
On June 25, 2021, the FDIC lifted the moratorium on resolution plan submissions for institutions with $100 billion or more in total assets. Under the FDIC’s Statement on Resolution Plans for IDIs, an institution will be required to submit resolution plans when it has $100 billion or more in total assets as determined based upon the average of the institution’s four most recent Reports of Condition and Income.
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
Derivative Transactions
As a state member bank, Comerica Bank may engage in derivative transactions, as permitted by applicable Texas and federal law. Title VII of the Dodd-Frank Act contains a comprehensive framework for over-the-counter (“OTC”) derivatives transactions. Even though many of the requirements do not impact Comerica directly, since Comerica Bank does not meet the definition of swap dealer or major swap participant, Comerica continues to review and evaluate the extent to which such requirements impact its business indirectly. On November 5, 2018, the CFTC issued a final rule that sets the permanent aggregate gross notional amount threshold for the de minimis exception from the definition of swap dealer at $8 billion in swap dealing activity entered into by a person over the preceding 12 months. Comerica's swap dealing activities for purposes of the de minimis exception are currently below this threshold.
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
    For additional information specific to certain businesses within our commercial portfolio, please see the caption “Concentrations of Credit Risk" starting on page F-23 of the Financial Section of this report.
Commercial Real Estate (CRE) Loan Portfolio
Comerica's CRE loan portfolio consists of real estate construction and commercial mortgage loans and includes loans to real estate developers and investors and loans secured by owner-occupied real estate. Comerica's CRE loan underwriting policies are consistent with the approach described above and provide maximum loan-to-value ratios that limit the size of a loan to a maximum percentage of the value of the real estate collateral securing the loan. The loan-to-value percentage varies by the type of collateral and is limited by advance rates established by our regulators. Our loan-to-value limitations are, in certain cases, more restrictive than those required by regulators and are influenced by other risk factors such as the financial strength of the borrower or guarantor, the equity provided to the project and the viability of the project itself. CRE loans generally require cash equity. CRE loans are normally originated with full recourse or limited recourse to all principals and owners. There are limitations to the size of a single project loan and to the aggregate dollar exposure to a single guarantor. For additional information specific to our CRE loan portfolio, please see the caption “Commercial Real Estate Lending” on page F-23 of the Financial Section of this report.
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
Comerica does not originate subprime loans. Although a standard industry definition for subprime loans (including subprime mortgage loans) does not exist, Comerica defines subprime loans as specific product offerings for higher risk borrowers, including individuals with one or a combination of high credit risk factors. These credit factors include low FICO scores, poor patterns of payment history, high debt-to-income ratios and elevated loan-to-value. Comerica generally considers subprime FICO scores to be those below 620 on a secured basis (excluding loans with cash or near-cash collateral and adequate income to make payments) and below 660 for unsecured loans. Residential mortgage loans retained in the portfolio are largely relationship based. The remaining loans are typically eligible to be sold on the secondary market. Adjustable-rate loans are limited to standard conventional loan programs. For additional information specific to our residential real estate loan portfolio, please see the caption “Residential Real Estate Lending” on pages F-24 through F-25 of the Financial Section of this report.
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
Structure. As of December 31, 2021, Comerica and its subsidiaries had 7,223 full-time and 388 part-time employees, primarily located in Comerica’s core markets of Michigan, Texas, California, Arizona and Florida. Comerica’s Chief Human Resources Officer reports directly to the Chairman, President and CEO and manages all aspects of the employee experience, including talent acquisition, diversity and inclusion, learning and development, talent management, compensation and benefits.
The Governance, Compensation and Nominating Committee of the Board is tasked with reviewing Comerica’s human capital management strategy and talent development program, including recruitment, evaluations and development activities. This Committee also reviews the Corporation’s employee diversity, equity and inclusion initiatives, as well as the results of those initiatives. The Chief Diversity Officer provides annual updates to the full Board, focusing on strategic framework, progress made in corporate governance, workforce diversity, education and social impact over the past year, and the diversity and inclusion action plan for the upcoming year. To enhance the Board’s understanding of Comerica's talent pipeline, the Board routinely meets with high-potential employees in formal and informal settings.
Productivity. Comerica carefully manages the size of its workforce and reallocates resources, as needed. As of December 31, 2021, Comerica’s total employee headcount, on a full-time equivalent basis, was 16 percent lower than as of December 31, 2015. Additionally, for 2021, Comerica managed an average of $17 million of loans and deposits per employee.

Diversity. Comerica has an organization-wide focus to improve recruitment and retention of women and ethnic minorities especially in leadership positions through its diversity outreach, diversity awareness and learning program and leadership development programs. As of December 31, 2021, Comerica’s U.S. colleagues had the following attributes:

	Female (%)	Minority (%)
Employees	65	41
Officials and Managers(1)	52	29
Executive Officers(2)	43	21
(1) Based on EEO-1 job classifications.
(2) Using Securities and Exchange Commission definition.
Comerica was recognized in 2021 as a 2021 Best Employer for Women by Forbes and one of LATINA Style's Top 50 Best Company for Latinas to Work in the U.S., as well as receiving five stars – the highest marking – in the category of governance as part of the 2021 Hispanic Association on Corporate Responsibility Corporate Inclusion Index. Additionally, Comerica received a perfect score of 100% on the Human Rights Campaign's Corporate Equality Index (for LGBTQ equality).
Additionally, Comerica has Employee Resource Groups (ERGs), consisting of employees with common interests organized to promote professional development, social networking, awareness and inclusion, social impact and talent attraction and retention. The ERGs help support and sustain Comerica's diversity and inclusion model. In 2021, Comerica launched its tenth ERG, the national Asian & Pacific Islander Employee Resource Group.
Compensation and Benefits. Comerica strives to provide pay, benefits, and services that help meet the varying needs of its employees. Compensation and benefits include market-competitive pay, retirement programs, broad-based bonuses, an employee stock purchase plan, health and welfare benefits, an employee assistance program, financial counseling, paid time off, family leave and flexible work schedules. In 2021, Comerica increased its minimum wage to $17 per hour, from $16.50. Comerica periodically reviews compensation and benefits by grade level and position to ensure similar positions are paid comparatively and to ensure that Comerica has a competitive and valuable offering to meet the well-being and needs of its employees.
Attraction, Development and Retention. Comerica measures the success of its talent acquisition strategy on speed and quality of acquisition, diversity of applicant pool, and new colleagues' retention and overall performance metrics. Each of these metrics is tracked for each of the key business lines. Sourcing strategies and support structures are modified to ensure that performance targets are met consistently.
Comerica has also created internal programs to support the development and retention of its colleagues, including Comerica University, internal Leadership Development and Emerging Leaders programs designed to train high potential employees, Com-Tech college courses to help re-skill Technology colleagues, a Managing Essentials Certificate series for managers, and organizational change management learning for all colleagues. In 2021, over 7,600 skills-based courses were offered to Comerica colleagues and an average of 28 hours of training per employee were completed. Comerica also supports its employees’ involvement in external development programs and volunteerism. Beginning in 2022, all full-time colleagues will be granted up to 8 hours of PTO annually and all part-time colleagues will be granted up to 4 hours of PTO annually to use for volunteer events. This includes volunteer opportunities related and unrelated to Comerica.
Comerica’s investment in its employees has resulted in a long-tenured workforce, with average tenure of more than 12 years of service. Of the approximately 2,200 open employee positions filled in 2021, 54% were filled by external hires and 46% positions were filled by internal hires. Employee turnover for 2021 was 19%. In 2021, Comerica conducted its second enterprise-wide employee engagement survey, with approximately 80% of colleagues participating.
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
Although Comerica regularly reviews credit exposure related to its customers and various industry sectors in which it has business relationships, default risk may arise from events or circumstances that are difficult to detect or foresee. Under such circumstances, as occurred during the COVID-19 pandemic, Comerica could experience an increase in the level of provision for credit losses, nonperforming assets, net charge-offs and reserve for credit losses, which could adversely affect Comerica's financial results.
•Declines in the businesses or industries of Comerica's customers could cause increased credit losses or decreased loan balances, which could adversely affect Comerica.
Comerica's business customer base consists, in part, of customers in volatile businesses and industries such as the automotive, commercial real estate, residential real estate and energy industries. These industries are sensitive to global economic conditions, supply chain factors and/or commodities prices. In particular, in 2021, decreased balances in Dealer Services occurred due to an imbalance in supply and demand impacted by a shortage in microchips used in automotive production. Additionally, as companies implement policies to extend work-from-home arrangements, the commercial real estate industry has been under more scrutiny. Finally, while energy prices recovered in 2021, they are unlikely to remain stable, and energy companies are expected to experience environmental pressure over the long-term. Any decline in one of these businesses or industries could cause increased credit losses, which in turn could adversely affect Comerica. Further, any decline in these businesses or industries could cause decreased borrowings, either due to reduced demand or reductions in the borrowing base available for each customer loan. For more information regarding certain of Comerica's lines of business, please see "Concentrations of Credit Risk," "Commercial Real Estate Lending," "Automotive Lending - Dealer," "Automotive Lending - Production," "Residential Real Estate Lending,"and “Energy Lending” on pages F-23 through F-25 of the Financial Section of this report.
Additionally, certain industries have been particularly susceptible to the effects of the pandemic, such as retail commercial real estate, retail goods and services, hotels, arts/recreation, airlines, restaurants and bars, childcare, coffee shops, cruise lines, education, gasoline and convenience stores, religious organizations, senior living, freight and travel arrangements, and Comerica has outstanding loans to clients in these industries, as described below under "Other Sectors Most at Risk due to Economic Stress Resulting from COVID-19 Impacts" on page F-26 of the Financial Section of this report.

•Changes in customer behavior due to outside factors may adversely impact Comerica's business, financial condition and results of operations.
Individual, economic, political, industry-specific conditions and other factors outside of Comerica's control, such as pandemics, inflation, fuel prices, energy costs, tariffs, real estate values or other factors that affect customer income levels, could alter predicted customer borrowing, repayment, investment and deposit practices. Such a change in these practices could materially adversely affect Comerica's ability to anticipate business needs and meet regulatory requirements.
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
Monetary and fiscal policies of various governmental and regulatory agencies, in particular the FRB, affect the financial services industry, directly and indirectly. The FRB regulates the supply of money and credit in the U.S., and its monetary policies determine in large part Comerica's cost of funds for lending and investing and the return that can be earned on such loans and investments. Changes in such policies, including changes in interest rates or changes in the FRB's balance sheet, influence the origination of loans, the value of investments, the generation of deposits and the rates received on loans and investment securities and paid on deposits. Changes in monetary and fiscal policies are beyond Comerica's control and difficult to predict. Comerica's financial condition and results of operations could be materially adversely impacted by changes in governmental monetary and fiscal policies.
•Fluctuations in interest rates and their impact on deposit pricing could adversely affect Comerica's net interest income and balance sheet.
The operations of financial institutions such as Comerica are dependent to a large degree on net interest income, which is the difference between interest income from loans and investments and interest expense on deposits and borrowings. Prevailing economic conditions and the trade, fiscal and monetary policies of the federal government and various regulatory agencies all affect market rates of interest and the availability and cost of credit, which in turn significantly affect financial institutions' net interest income and the market value of its investment securities. A continued low interest rate environment will adversely affect the interest income Comerica earns on loans and investments. For a discussion of Comerica's interest rate sensitivity, please see “Market and Liquidity Risk” beginning on page F-27 of the Financial Section of this report.
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
On July 27, 2017, the United Kingdom’s Financial Conduct Authority ("FCA"), which regulates LIBOR, publicly announced that it intended to stop persuading or compelling banks to submit LIBOR rates after 2021. Certain LIBOR tenors are no longer supported as of December 31, 2021, and the FCA has announced that the remaining tenors, including those most commonly used by Comerica, will cease to be supported after June 30, 2023. While Comerica stopped originating LIBOR-based products in the fourth quarter of 2021, it still has substantial exposure to outstanding LIBOR-based products, including loans and derivatives. Approximately 71 percent of Comerica's loans at December 31, 2021 were tied to LIBOR, which excludes the impact of interest rate swaps converting floating-rate loans to fixed.
Comerica is currently issuing new Secured Overnight Financing Rate (SOFR)-based and Bloomberg Short-Term Bank Yield Index (BSBY)-based cash and derivative products. Comerica continues to monitor market developments and regulatory updates, as well as collaborate with regulators and industry groups on the transition.

The market transition away from LIBOR to an alternative reference rate is complex and could have a range of adverse effects on our business, financial condition and results of operations. In particular, such transition could:
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
•prompt inquiries or other actions from regulators in respect to Comerica’s selection of alternative reference rates other than SOFR; and
•result in disputes, litigation or other actions with counterparties regarding the interpretation and enforceability of certain fallback language in LIBOR-based instruments.
More information regarding the LIBOR transition is available on page F-30 under "LIBOR Transition."
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
Additionally, if Comerica is unable to continue to fund assets through customer bank deposits or access funding sources on favorable terms, or if Comerica suffers an increase in borrowing costs or otherwise fails to manage liquidity effectively, Comerica’s liquidity, operating margins, financial condition and results of operations may be materially adversely affected.
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
The potential for operational risk exposure exists throughout Comerica’s business and, as a result of its interactions with, and reliance on, third parties, is not limited to Comerica’s own internal operational functions. Comerica's operations rely on the secure processing, storage and transmission of confidential and other information on its technology systems and networks. These networks are subject to infrastructure failures, ongoing system maintenance and upgrades and planned network outages. Comerica's use of mobile and cloud technologies, as well as its hybrid work options permitting remote work, can heighten these and other operational risks. Any failure, interruption or breach in security of these systems could result in failures or disruptions in Comerica's customer relationship management, general ledger, deposit, loan and other systems.
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
COMPLIANCE RISK
•Changes in regulation or oversight, or changes in Comerica’s status with respect to existing regulations or oversight, may have a material adverse impact on Comerica's operations.
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
Further, even if such regulations or oversight do not change, Comerica's business may develop such that it may be subject to increased regulatory requirements. In 2021, Comerica’s asset size increased and began to approach $100 billion. Certain enhanced prudential standards and related requirements will apply to Comerica if it exceeds $100 billion in average total consolidated assets calculated over four consecutive financial quarters, which could happen in the future. Category IV institutions ($100 to $250 billion in assets) under the Tailoring Rules are subject to additional requirements, such as certain enhanced prudential standards and monitoring and reporting certain risk-based indicators. Under the Tailoring Rules, Category IV firms are, among other things, subject to (1) supervisory capital stress testing on a biennial basis, (2) requirements to develop and maintain a capital plan on an annual basis and (3) certain liquidity risk management and risk committee requirements, including liquidity buffer and liquidity stress testing requirements. Comerica would also incur additional assessments under Regulation TT. If Comerica becomes subject to enhanced prudential standards, it will face more stringent requirements or limitations on its business, as well as increased compliance costs, and, depending on its levels of capital and liquidity, stress test results and other factors, may be limited in the types of activities it may conduct and be limited as to how it utilizes capital. Further, Comerica may be subject to heightened expectations, which could result in additional regulatory scrutiny, higher penalties, and more severe consequences if it is unable to meet those expectations.
•Compliance with stringent capital requirements may adversely affect Comerica.
Comerica is required to satisfy stringent regulatory capital standards, as set forth in the “Supervision and Regulation” section of this report. These requirements, and any other new laws or regulations related to capital and liquidity, or any existing requirements that Comerica becomes subject to as a result of its increased asset size, could adversely affect Comerica's ability to pay dividends or make share repurchases, or could require Comerica to reduce business levels or to raise capital, including in ways that may adversely affect its results of operations or financial condition and/or existing shareholders. Maintaining higher levels of capital may reduce Comerica's profitability and otherwise adversely affect its business, financial condition, or results of operations.
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
Comerica makes certain projections and develops plans and strategies for its banking and financial products. If Comerica does not accurately determine demand for its banking and financial product needs, it could result in

Comerica incurring significant expenses without the anticipated increases in revenue, which could result in a material adverse effect on its business. Recently Comerica expanded its presence in the Southeastern U.S. by establishing commercial offices in North Carolina. If Comerica's expansion is not successful, it could adversely impact Comerica's expenses.
•Management's ability to maintain and expand customer relationships may differ from expectations.
The financial services industry is very competitive. Comerica not only vies for business opportunities with new customers, but also competes to maintain and expand the relationships it has with its existing customers. While management believes that it can continue to grow many of these relationships, Comerica will continue to experience pressures to maintain these relationships as its competitors attempt to capture its customers. These pressures may be exacerbated by the continued disruption to in-person activities due to COVID-19. Failure to create new customer relationships and to maintain and expand existing customer relationships to the extent anticipated may adversely impact Comerica's earnings.
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
The COVID-19 pandemic has negatively impacted the global economy, disrupted global supply chains, lowered equity market valuations, created significant volatility and disruption in financial markets, and increased unemployment levels. As a result of the continued uncertainty related to the pandemic and its variants, the demand for our products and services has been, and is expected to continue to be, significantly impacted. Furthermore, the pandemic has influenced and could further influence the recognition of credit losses in our loan portfolios and has increased and could further increase our allowance for credit losses, as long as some businesses' operations are impacted, and as more customers may draw on their lines of credit or seek additional loans to help finance their businesses. In response to the pandemic, we granted hardship relief assistance for customers experiencing financial difficulty as a result of COVID-19, including loan deferrals. As of December 31, 2021, pandemic-related payment deferrals totaled $22 million, representing approximately 10 obligors and consisting entirely of retail loans, primarily residential mortgages. Certain industries have been particularly susceptible to the effects of the pandemic, such as retail commercial real estate, retail goods and services, hotels, arts/recreation, airlines, restaurants and bars, childcare, coffee shops, cruise lines, education, gasoline and convenience stores, religious organizations, senior living, freight and travel arrangements, and Comerica has outstanding loans to clients in these industries, as described below under "Other Sectors Most at Risk due to Economic Stress Resulting from COVID-19 Impacts" on page F-26. Comerica's business operations may also be disrupted if significant portions of our workforce are unable to work effectively, including because of illness, quarantines, government actions, or other restrictions in connection with the pandemic.
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
Local, domestic, and international events including economic, financial market, political and industry specific conditions affect the financial services industry, directly and indirectly. The economic environment and market conditions in which Comerica operates continue to be uncertain. While stimulus packages, the rollout of the COVID vaccine, strong business spending and improved labor markets contributed to an overall improved economic outlook in 2021, there continues to be uncertainty related to the impact of emerging COVID-19 variants and vaccine efficacy, supply chain constraints, future monetary and fiscal support and inflationary pressures. Conditions related to the COVID-19 pandemic, inflation, recession, unemployment, volatile interest rates, international conflicts, changes in trade policies and other factors, such as real estate values, energy prices, state and local municipal budget deficits, government spending and the U.S. national debt, outside of our control may, directly and indirectly, adversely affect Comerica.
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
For more information regarding risk management, please see "Risk Management" starting on page F-17 of the Financial Section of this report.
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
•Comerica's accounting estimates and processes are critical to the reporting of financial condition and results of operations. They require management to make estimates about matters that are uncertain.
Accounting estimates and processes are fundamental to how Comerica records and reports its financial condition and results of operations. Management must exercise judgment in selecting and applying many of these accounting estimates and processes so they comply with U.S. Generally Accepted Accounting Principles ("GAAP"). In some cases, management must select an accounting policy or method to apply from two or more alternatives, any of which may be reasonable under the circumstances, yet may result in the Company reporting materially different results than would have been reported under a different alternative.
Management has identified certain accounting estimates as being critical because they require management's judgment to make difficult, subjective or complex judgments about matters that are uncertain. Materially different amounts could be reported under different conditions or using different assumptions or estimates. Comerica has established detailed policies and control procedures that are intended to ensure these critical accounting estimates and judgments are well controlled and applied consistently. In addition, the policies and procedures are intended to ensure that the process for changing methodologies occurs in an appropriate manner. Because of the uncertainty surrounding management's judgments and the estimates pertaining to these matters, Comerica cannot guarantee that it will not be required to adjust accounting policies or restate prior period financial statements. See “Critical Accounting Estimates” starting on page F-34 of the Financial Section of this report and Note 1 of the Notes to Consolidated Financial Statements starting on page F-46 of the Financial Section of this report.
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

Item 1B.  Unresolved Staff Comments.
None.

Item 2.  Properties.
The executive offices of Comerica are located in the Comerica Bank Tower, 1717 Main Street, Dallas, Texas 75201. Comerica Bank occupies six floors of the building, plus additional space on the building's lower level. Comerica does not own the Comerica Bank Tower space, but has naming rights to the building and leases the space from an unaffiliated third party. The lease for such space used by Comerica and its subsidiaries extends through September 2028. Comerica's Michigan headquarters are located in a 10-story building in the central business district of Detroit, Michigan at 411 W. Lafayette, Detroit, Michigan 48226. Such building is owned by Comerica Bank. As of December 31, 2021, Comerica, through its banking affiliates, operated at a total of 557 locations. This includes banking centers, trust services locations, and/or loan production or other financial services offices, primarily in the States of Texas, Michigan, California, Florida and Arizona. Of the 557 locations, 217 were owned and 340 were leased. As of December 31, 2021, affiliates also operated from leased spaces in Denver, Colorado; Wilmington, Delaware; Oakbrook Terrace, Illinois; Boston, Massachusetts; Minneapolis, Minnesota; Morristown, New Jersey; New York, New York; Charlotte, North Carolina; Raleigh, North Carolina; Winston-Salem, North Carolina; Memphis, Tennessee; McLean, Virginia; Bellevue, Washington; Monterrey, Mexico; Toronto, Ontario, Canada and Windsor, Ontario, Canada. Comerica and its subsidiaries own, among other properties, a check processing center in Livonia, Michigan, and three buildings in Auburn Hills, Michigan, used mainly for lending functions and operations.

Item 3.  Legal Proceedings.
    Please see Note 21 of the Notes to Consolidated Financial Statements starting on page F-94 of the Financial Section of this report.

Item 4.   Mine Safety Disclosures.
Not applicable.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market Information, Holders of Common Stock and Dividends
The common stock of Comerica Incorporated is traded on the New York Stock Exchange (NYSE Trading Symbol: CMA). At February 14, 2022, there were approximately 8,203 record holders of Comerica's common stock.
    Subject to approval of the Board of Directors, applicable regulatory requirements and the Series A Preferred Stock dividend preference, Comerica expects to continue its policy of paying regular cash dividends on a quarterly basis. A discussion of dividend restrictions applicable to Comerica is set forth in Notes 13 and 20 of the Notes to Consolidated Financial Statements starting on pages F-81 and F-92, respectively, of the Financial Section of this report, in the "Capital" section on pages F-16 through F-17 of the Financial Section of this report and in the “Supervision and Regulation” section of this report.
Performance Graph
Our performance graph is available under the caption "Performance Graph" on page F-2 of the Financial Section of this report.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
Comerica did not make any share repurchases under the share repurchase program during the first quarter of 2021 due to the uncertain path of the economic recovery, but resumed repurchases in the second quarter of 2021. On April 27, 2021 Comerica's Board of Directors approved the authorization to repurchase up to an additional 10 million shares of its outstanding common stock, including an Accelerated Share Repurchase transaction (ASR) effected in the second quarter of 2021. As of December 31, 2021, a total of 97.2 million shares have been authorized for repurchase under the share repurchase program since its inception in 2010. There is no expiration date for Comerica's share repurchase program.
The following table summarizes Comerica's share repurchase activity for the year ended December 31, 2021.

(shares in thousands)	Total Number of Shares Purchased as Part of Publicly Announced Repurchase Plans or Programs	Remaining Repurchase Authorization (a)	Total Number of Shares Purchased (b)	Average Price Paid Per Share
Total first quarter 2021	—	4,870	55	$61.39
Total second quarter 2021	5,882	8,988	5,884	76.51
Total third quarter 2021	3,050	5,938	3,052	72.12
October 2021	—	5,938	1	80.79
November 2021	564	5,374	564	88.63
December 2021	—	5,374	—	—
Total fourth quarter 2021	564	5,374	565	88.61
Total 2021	9,496	5,374	9,556	$75.73
(a)Maximum number of shares that may yet be purchased under the publicly announced plans or programs.
(b)Includes approximately 60,000 shares (including 1,000 shares in the quarter ended December 31, 2021) purchased pursuant to deferred compensation plans and shares purchased from employees to pay for taxes related to restricted stock vesting under the terms of an employee share-based compensation plan during the year ended December 31, 2021. These transactions are not considered part of Comerica's repurchase program.

Item 6.  [Reserved]

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.
    Reference is made to the sections entitled “2021 Overview,” “Results of Operations," "Strategic Lines of Business," "Balance Sheet and Capital Funds Analysis," "Risk Management," "Critical Accounting Estimates," "Supplemental Financial Data" and "Forward-Looking Statements" on pages F-3 through F-40 of the Financial Section of this report.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.
Reference is made to the subheadings entitled “Market and Liquidity Risk,” “Operational Risk,” "Technology Risk," “Compliance Risk” and “Strategic Risk” on pages F-27 through F-33 of the Financial Section of this report.

Item 8.  Financial Statements and Supplementary Data.
Reference is made to the sections entitled “Consolidated Balance Sheets,” “Consolidated Statements of Income,” “Consolidated Statements of Comprehensive Income,” “Consolidated Statements of Changes in Shareholders' Equity,” “Consolidated Statements of Cash Flows,” “Notes to Consolidated Financial Statements,” “Report of Management,” and “Reports of Independent Registered Public Accounting Firm” (PCAOB ID: 42) on pages F-41 through F-109 of the Financial Section of this report.

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
Internal Control over Financial Reporting
Management's annual report on internal control over financial reporting and the related attestation report of Comerica's registered public accounting firm are included on pages F-106 and F-107 in the Financial Section of this report.
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

Item 9B.  Other Information.
None.

Item 9C.  Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
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
The remainder of the response to this item will be included under the sections captioned “Information About Nominees,” “Board and Committee Governance,” “Committees and Meetings of Directors,” and “Executive Officers” of Comerica's definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on April 26, 2022, which sections are hereby incorporated by reference.

Item 11.  Executive Compensation.
The response to this item will be included under the sections captioned “Compensation Committee Interlocks and Insider Participation,” “Compensation Discussion and Analysis,” “Compensation of Directors,” “Governance, Compensation and Nominating Committee Report,” “2021 Summary Compensation Table,” “2021 Grants of Plan-Based Awards,” “Outstanding Equity Awards at Fiscal Year-End 2021,” “2021 Option Exercises and Stock Vested,” “Pension Benefits at Fiscal Year-End 2021,” “2021 Nonqualified Deferred Compensation,” “Potential Payments upon Termination or Change of Control at Fiscal Year-End 2021” and "Pay Ratio Disclosure" of Comerica's definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on April 26, 2022, which sections are hereby incorporated by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The response to this item will be included under the sections captioned “Security Ownership of Certain Beneficial Owners,” “Security Ownership of Management” and "Securities Authorized for Issuance Under Equity Compensation Plans" of Comerica's definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on April 26, 2022, which sections are hereby incorporated by reference.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.
The response to this item will be included under the sections captioned “Director Independence,” “Transactions with Related Persons,” and “Information about Nominees” of Comerica's definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on April 26, 2022, which sections are hereby incorporated by reference.

Item 14.  Principal Accountant Fees and Services.
The response to this item will be included under the section captioned “Independent Registered Public Accounting Firm” of Comerica's definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on April 26, 2022, which section is hereby incorporated by reference.

PART IV

Item 15.  Exhibits and Financial Statement Schedules.
The following documents are filed as a part of this report:

1.	Financial Statements: The financial statements that are filed as part of this report are included in the Financial Section on pages F-41 through F-109.

2.	All of the schedules for which provision is made in the applicable accounting regulations of the SEC are either not required under the related instruction, the required information is contained elsewhere in the Form 10-K, or the schedules are inapplicable and therefore have been omitted.

3.	Exhibits:

2	(not applicable)

3.1	Restated Certificate of Incorporation of Comerica Incorporated (filed as Exhibit 3.2 to Registrant's Current Report on Form 8-K dated August 4, 2010, and incorporated herein by reference).

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

H†	Form of Standard Comerica Incorporated Senior Executive Long-Term Performance Restricted Stock Unit Award Agreement under the Comerica Incorporated 2018 Long-Term Incentive Plan (2022 version).

I†
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

L†
Form of Standard Comerica Incorporated Restricted Stock Unit Agreement (2021 three-year non-cliff vesting) under the Comerica Incorporated 2018 Long-Term Incentive Plan (filed as Exhibit 10.1K to Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, and incorporated herein by reference).

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

G†
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

10.4†	Comerica Incorporated 2016 Management Incentive Plan (filed as Exhibit 10.1 to Registrant's Current Report on Form 8-K dated May 2, 2016, and incorporated herein by reference).

10.5†
Form of Standard Comerica Incorporated No Sale Agreement under the Comerica Incorporated Amended and Restated Management Incentive Plan (filed as Exhibit 10.5 to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, and incorporated herein by reference).

10.6†
Supplemental Retirement Income Account Plan (formerly known as the Amended and Restated Benefit Equalization Plan for Employees of Comerica Incorporated) (amended and restated October 13, 2016, with amendments effective January 1, 2017) (filed as Exhibit 10.1 to Registrant's Current Report on Form 8-K dated January 24, 2017, and incorporated herein by reference).

10.7†
1999 Comerica Incorporated Amended and Restated Deferred Compensation Plan (amended and restated on July 26, 2011) (filed as Exhibit 10.1 to Registrant's Current Report on Form 8-K dated July 26, 2011, and incorporated herein by reference).

10.8†
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

10.10†
Amended and Restated Comerica Incorporated Common Stock Non-Employee Director Fee Deferral Plan (amended and restated effective July 1, 2020)(filed as Exhibit 10.12 to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, and incorporated herein by reference).

10.11†
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

10.12†
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

10.13†
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

10.15†
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

10.16†
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

10.17†
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

13	(not applicable)

14	(not applicable)

16	(not applicable)

18	(not applicable)

21	Subsidiaries of Registrant.

22	(not applicable)

23.1	Consent of Ernst & Young LLP.

24	(not applicable)

31.1	Chairman, President and CEO Rule 13a-14(a)/15d-14(a) Certification of Periodic Report (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002).

31.2	Executive Vice President and CFO Rule 13a-14(a)/15d-14(a) Certification of Periodic Report (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002).

32	Section 1350 Certification of Periodic Report (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002).

33	(not applicable)

34	(not applicable)

35	(not applicable)

95	(not applicable)

96	(not applicable)

99	(not applicable)

101	Financial statements from the Registrant's Annual Report on Form 10-K for the year ended December 31, 2021, formatted in Inline XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Changes in Shareholders' Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements.

104	The cover page from the Registrant's Annual Report on Form 10-K for the year ended December 31, 2021, formatted in Inline XBRL (included in Exhibit 101).

†	Management contract or compensatory plan or arrangement.

File No. for all filings under Exchange Act, unless otherwise noted: 1-10706.
Item 16.  Form 10-K Summary.
Not applicable.

FINANCIAL REVIEW AND REPORTS
Comerica Incorporated and Subsidiaries

PERFORMANCE GRAPH
The graph shown below compares the total returns (assuming reinvestment of dividends) of Comerica Incorporated common stock, the S&P 500 Index and the KBW Bank Index. The graph assumes $100 invested in Comerica Incorporated common stock (returns based on stock prices per the NYSE) and each of the indices on December 31, 2016 and the reinvestment of all dividends during the periods presented.

Comparison of Five Year Cumulative Total Return
Among Comerica Incorporated, KBW Bank and S&P 500 Index
(Assumes $100 Invested on 12/31/16 and Reinvestment of Dividends)
$250
$225
$200
$175
$150
$125
$100
$75
$50
2016
2017
2018
2019
2020
2021
Comerica Incorporated
KBW Bank Index
S&P 500 Index

	2016	2017	2018	2019	2020	2021
Comerica Incorporated	100	129	105	113	94	152
KBW Bank Index	100	119	98	133	119	165
S&P 500 Index	100	122	116	153	181	233

The performance shown on the graph is not necessarily indicative of future performance.

2021 OVERVIEW
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
The accounting and reporting policies of the Corporation and its subsidiaries conform to generally accepted accounting principles (GAAP) in the United States (U.S.). The Corporation's consolidated financial statements are prepared based on the application of accounting policies, the most significant of which are described in Note 1 to the consolidated financial statements. When necessary, the Corporation uses reasonable assumptions to develop estimates that affect the consolidated results of operations. The most critical of these estimates are discussed in the “Critical Accounting Estimates” section of this financial review.
Full-Year 2021 compared to Full-Year 2020
•Net income increased $671 million to $1.2 billion, driven by a benefit in the provision for credit losses as credit metrics and the economic outlook improved from the height of the pandemic in 2020. Net income was also impacted by record noninterest income, partially offset by higher noninterest expenses driven by increased performance-related compensation and lower net interest income related to the continued low rate environment. Diluted net income per common share was $8.35 in 2021 compared to $3.43 in 2020.
•Average loans decreased $2.5 billion, or 5 percent, to $49.1 billion, reflecting declines in National Dealer Services, Energy, Technology and Life Sciences, Mortgage Banker Finance and general Middle Market, partially offset by increases in Equity Fund Services, Entertainment and Environmental Services. Average Paycheck Protection Program (PPP) loans, which are reported within lines of business, decreased $200 million to $2.3 billion. Period-end PPP loans were $459 million at December 31, 2021, a decrease of $3.0 billion compared to $3.5 billion at December 31, 2020.
•Average securities increased $2.3 billion, or 17 percent, to $15.7 billion, reflecting investment of a portion of excess liquidity into mortgage-backed securities.
•Average deposits increased $12.6 billion, or 19 percent, to a record $77.7 billion, driven by customer profitability and capital markets activity, as well as the liquidity injected into the economy through fiscal and monetary actions.
•Average noninterest-bearing deposits increased $8.4 billion, or 25 percent, while average interest-bearing deposits increased $4.3 billion, or 13 percent.
•Net interest income decreased $67 million to $1.8 billion, and the net interest margin decreased 33 basis points to 2.21 percent, primarily reflecting lower interest rates, partially offset by an increase in PPP income.
•The provision for credit losses was a benefit of $384 million, compared to an expense of $537 million in 2020, reflecting strong credit quality and the economy re-opening as well as improvements in the economic forecast and in the Energy portfolio since the onset of the pandemic in 2020.
•Noninterest income increased $122 million to $1.1 billion, reflecting increases in derivative income, card fees, commercial lending fees, fiduciary income and service charges on deposit accounts, partially offset by a decrease in brokerage fees.
•Noninterest expenses increased $107 million to $1.9 billion, primarily due to increases in salaries and benefits expense, outside processing fee expense, consulting fees and litigation-related expenses, partially offset by decreases in non-salary pension expense, operational losses and FDIC insurance expense.
•The provision for income taxes increased $198 million to $322 million, primarily due to higher pre-tax income, partially offset by higher discrete tax benefits.
•The Corporation repurchased approximately 9.5 million shares of common stock and declared common dividends of $2.72 per share. Altogether, $1.1 billion was returned to common shareholders. Additionally, the Corporation declared $23 million in preferred dividends.

RESULTS OF OPERATIONS
The following provides a comparative discussion of the Corporation's consolidated results of operations for 2021 compared to 2020. A comparative discussion of results for 2020 compared to 2019 is provided in the "Results of Operations" section beginning on page F-5 of the Corporation's 2020 Annual Report.
Analysis of Net Interest Income

(dollar amounts in millions)
Years Ended December 31	2021			2020			2019
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Commercial loans (a)	$29,283	$1,009	3.45%	$32,144	$1,099	3.42%	$32,053	$1,544	4.81%
Real estate construction loans	3,609	123	3.40	3,912	147	3.76	3,325	184	5.54
Commercial mortgage loans	10,610	305	2.88	9,839	320	3.25	9,170	447	4.88
Lease financing (b)	596	(2)	(0.37)	594	20	3.37	557	19	3.44
International loans	1,063	33	3.14	1,028	37	3.61	1,019	52	5.13
Residential mortgage loans	1,813	55	3.04	1,905	66	3.45	1,929	74	3.85
Consumer loans	2,109	71	3.34	2,209	84	3.80	2,458	119	4.85
Total loans (c)	49,083	1,594	3.25	51,631	1,773	3.44	50,511	2,439	4.83
Mortgage-backed securities (d)	11,747	224	1.92	9,820	221	2.30	9,348	230	2.44
U.S. Treasury securities (e)	3,977	56	1.42	3,612	70	1.98	2,772	67	2.43
Total investment securities	15,724	280	1.79	13,432	291	2.21	12,120	297	2.44

Interest-bearing deposits with banks	18,729	27	0.14	10,203	28	0.27	3,360	69	2.05
Other short-term investments	183	—	0.22	153	1	0.72	143	2	1.26
Total earning assets	83,719	1,901	2.27	75,419	2,093	2.79	66,134	2,807	4.24
Cash and due from banks	1,006			878			887
Allowance for loan losses	(729)			(900)			(667)
Accrued income and other assets	6,156			5,749			5,134
Total assets	$90,152			$81,146			$71,488
Money market and interest-bearing checking deposits	$31,063	18	0.06	$26,798	72	0.27	$23,417	214	0.91
Savings deposits	3,018	—	0.01	2,454	1	0.03	2,166	1	0.05
Customer certificates of deposit	2,110	4	0.21	2,626	27	1.02	2,522	30	1.18
Other time deposits	—	—	—	17	—	2.00	705	17	2.44
Foreign office time deposits	49	—	0.08	90	1	0.42	27	—	1.39
Total interest-bearing deposits	36,240	22	0.06	31,985	101	0.31	28,837	262	0.91
Short-term borrowings	2	—	—	314	1	0.32	369	9	2.39
Medium- and long-term debt	3,035	35	1.11	6,549	80	1.23	6,955	197	2.82
Total interest-bearing sources	39,277	57	0.14	38,848	182	0.47	36,161	468	1.29
Noninterest-bearing deposits	41,441			33,053			26,644
Accrued expenses and other liabilities	1,481			1,554			1,375
Shareholders’ equity	7,953			7,691			7,308
Total liabilities and shareholders’ equity	$90,152			$81,146			$71,488
Net interest income/rate spread		$1,844	2.13		$1,911	2.32		$2,339	2.95
Impact of net noninterest-bearing sources of funds			0.08			0.22			0.59
Net interest margin (as a percentage of average earning assets)			2.21%			2.54%			3.54%
(a)Included Paycheck Protection Program (PPP) loans with average balances of $2.3 billion and $2.5 billion, interest income of $111 million and $63 million and average yields of 4.77% and 2.49% for the years ended December 31, 2021 and December 31, 2020, respectively. Period-end net unamortized deferred fees totaled $10 million and $55 million at December 31, 2021 and December 31, 2020, respectively.
(b)The year ended December 31, 2021 included residual value adjustments totaling $20 million, which impacted the average yield on loans by 4 basis points.
(c)Nonaccrual loans are included in average balances reported and in the calculation of average rates.
(d)Average balances included $61 million, $213 million and $(36) million of unrealized gains and losses for the years ended December 31, 2021, 2020 and 2019, respectively; yields calculated gross of these unrealized gains and losses.
(e)Average balances included $27 million, $90 million and $30 million of unrealized gains for the years ended December 31, 2021, 2020 and 2019, respectively; yields calculated gross of these unrealized gains.

Rate/Volume Analysis

(in millions)
Years Ended December 31	2021/2020			2020/2019
	Decrease Due to Rate	Increase (Decrease) Due to Volume (a)	Net (Decrease) Increase	Decrease Due to Rate	Increase (Decrease) Due to Volume (a)	Net Increase (Decrease)
Interest Income:
Commercial loans	$(1)	$(89)	$(90)	$(447)	$2	$(445)
Real estate construction loans	(14)	(10)	(24)	(59)	22	(37)
Commercial mortgage loans	(37)	22	(15)	(149)	22	(127)
Lease financing	(22)	—	(22)	—	1	1
International loans	(5)	1	(4)	(15)	—	(15)
Residential mortgage loans	(8)	(3)	(11)	(7)	(1)	(8)
Consumer loans	(10)	(3)	(13)	(26)	(9)	(35)
Total loans	(97)	(82)	(179)	(703)	37	(666)
Mortgage-backed securities	(37)	40	3	(14)	5	(9)
U.S. Treasury securities	(20)	6	(14)	(12)	15	3
Total investment securities	(57)	46	(11)	(26)	20	(6)
Interest-bearing deposits with banks	(13)	12	(1)	(59)	18	(41)
Other short-term investments	(1)	—	(1)	(1)	—	(1)
Total interest income	(168)	(24)	(192)	(789)	75	(714)
Interest Expense:
Money market and interest-bearing checking deposits	(56)	2	(54)	(151)	9	(142)
Savings deposits	(1)	—	(1)	—	—	—
Customer certificates of deposit	(22)	(1)	(23)	(4)	1	(3)
Other time deposits	—	—	—	(16)	(1)	(17)
Foreign office time deposits	(1)	—	(1)	—	1	1
Total interest-bearing deposits	(80)	1	(79)	(171)	10	(161)
Short-term borrowings	—	(1)	(1)	(8)	—	(8)
Medium- and long-term debt	(7)	(38)	(45)	(110)	(7)	(117)
Total interest expense	(87)	(38)	(125)	(289)	3	(286)
Net interest income	$(81)	$14	$(67)	$(500)	$72	$(428)
(a)Rate/volume variances are allocated to variances due to volume.
Net interest income is the difference between interest earned on assets and interest paid on liabilities. Gains and losses related to risk management interest rate swaps that convert fixed rate debt to a floating rate and qualify as fair value hedges are included in interest expense on medium- and long-term debt. Additionally, the portion of gains and losses on risk management interest rate swaps that convert variable-rate loans to fixed rates through cash flow hedges that relate to the earnings effect of the hedged loans during the period are included in loan interest income. Refer to the Analysis of Net Interest Income and the Rate/Volume Analysis tables above for an analysis of net interest income for the years ended December 31, 2021, 2020 and 2019 and details of the components of the change in net interest income for 2021 compared to 2020 as well as 2020 compared to 2019.
Net interest income was $1.8 billion for the year ended December 31, 2021, a decrease of $67 million compared to the year ended December 31, 2020. The decrease in net interest income reflected lower yields on earning assets and a decrease in loan balances, partially offset by an increase in PPP income and lower rates paid on deposits and debt. Net interest margin was 2.21 percent for the year ended December 31, 2021, a decrease of 33 basis points compared to 2.54 percent for the comparable period in 2020. The decrease in net interest margin reflected the decline in the average 30-day LIBOR, from 0.52 percent for the year ended December 31, 2020 to 0.10 percent for the year ended December 31, 2021.
Average earning assets increased $8.3 billion, due to increases of $8.5 billion in interest-bearing deposits with banks and $2.3 billion in investment securities, partially offset by a $2.5 billion decrease in loans. Average interest-bearing funding sources increased $429 million, primarily reflecting a $4.3 billion increase in interest-bearing deposits, partially offset by a $3.5 billion decrease in medium- and long-term debt.
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

Provision for Credit Losses
The provision for credit losses was a benefit of $384 million for the year ended December 31, 2021, compared to an expense of $537 million for the year ended December 31, 2020. The change in provision for credit losses reflected strong credit quality and the re-opening of the economy as well as improvements in the economic forecast and in the Energy portfolio since the onset of the pandemic in 2020. Net loan recoveries for the year ended December 31, 2021 were $10 million, or 0.02 percent of average total loans, compared to net charge-offs of $196 million, or 0.38 percent of average total loans, for the year ended December 31, 2020. This decline was largely driven by a decrease of $173 million in Energy net charge-offs to $48 million in net loan recoveries for the year ended December 31, 2021.
An analysis of the allowance for credit losses and a summary of nonperforming assets are presented under the "Credit Risk" subheading in the "Risk Management" section of this financial review. Further information about the adoption of CECL is presented in Note 1 to the consolidated financial statements.
Noninterest Income

(in millions)
Years Ended December 31	2021	2020	2019
Card fees	$298	$270	$257
Fiduciary income	231	209	206
Service charges on deposit accounts	195	185	203
Commercial lending fees	104	77	91
Derivative income (a)	99	67	76
Bank-owned life insurance	43	44	41
Letter of credit fees	40	37	38
Brokerage fees	14	21	28
Net securities losses	—	—	(7)
Other noninterest income (a), (b)	99	91	77
Total noninterest income	$1,123	$1,001	$1,010
(a)Beginning in first quarter 2021, the Corporation reported customer derivative income, previously a component of other noninterest income, and foreign exchange income as a combined item captioned by derivative income on the Consolidated Statements of Income. Prior periods have been adjusted to conform to this presentation, and the changes in presentation do not impact total noninterest income.
(b)The table below provides further details on certain categories included in other noninterest income.
Noninterest income increased $122 million to $1.1 billion. Increases in derivative income, card fees, commercial lending fees, fiduciary income and service charges on deposit accounts were partially offset by a decrease in brokerage fees. Noninterest income was also impacted by an increase in other noninterest income, driven by higher income from principal investing and warrants, partially offset by market valuation adjustments recorded in securities trading income.
Card fees consist primarily of interchange and other fee income earned on government prepaid card, commercial card, debit/Automated Teller Machine (ATM) card and merchant payment processing services. Card fees increased $28 million, or 10 percent, driven by volume increases in both merchant payment processing services and government cards mostly related to additional stimulus payments resulting in higher interchange revenue. Additionally, both commercial and consumer card volumes increased as social distancing restrictions were relaxed.
Fiduciary income, consisting of fees and commissions from asset management, custody, recordkeeping, investment advisory and other services provided primarily to personal and institutional trust customers, increased $22 million, or 11 percent. The increase was driven by new sales and higher market-based fees as well as increased investment advisory fees, partially offset by decreased institutional trust fees related to lower rates.
Service charges on deposit accounts consist primarily of charges on retail and business accounts, including fees for treasury management services. Service charges on deposit accounts increased $10 million, or 6 percent, as volume returned to pre-pandemic levels, leading to increased commercial activity.
Commercial lending fees include fees assessed on the unused portion of lines of credit (unused commitment fees), syndication agent fees and loan servicing fees. These fees increased $27 million, or 35 percent, reflecting higher syndication agent fees due to growth in the average size and number of deals, as well as increased loan commitment fees related to lower utilization rates on lines of credit.
Derivative income consists of net gains and losses recognized on customer-initiated derivative instruments, net of the impact of offsetting positions. Derivative income increased $32 million, or 47 percent, primarily due to favorable credit valuation adjustments, partially offset by a decrease in interest rate swap activity.

Brokerage fees are commissions earned for facilitating securities transactions for customers as well as other brokerage services provided. Brokerage fees decreased $7 million, or 33 percent, primarily due to lower money market funds fee revenue as spreads remained compressed resulting from a decline in the federal funds rate since 2020.
Other noninterest income increased $8 million, or 8 percent, as detailed below, driven by higher income from principal investing and warrants related to warrant exercises, partially offset by lower securities trading income due to fair value adjustments on previously converted warrants.

(in millions)
Years Ended December 31	2021	2020	2019
Income from principal investing and warrants	$34	$3	$7
Deferred compensation asset returns (a)	14	16	9
Investment banking fees	11	11	6
Net gain on sale of business (b)	—	—	6
Securities trading income (c)	(1)	23	9
All other noninterest income	41	38	40
Other noninterest income	$99	$91	$77
(a)    Compensation deferred by the Corporation's officers and directors is invested based on investment selections of the officers and directors. Income earned on these assets is reported in noninterest income and the offsetting change in deferred compensation plan liabilities is reported in salaries and benefits expense.
(b)    Gain on sale of the Corporation's Health Savings Account business.
(c)    Includes changes in value of shares obtained through exercise of warrants.
Noninterest Expenses

(in millions)
Years Ended December 31	2021	2020	2019
Salaries and benefits expense	$1,133	$1,019	$1,020
Outside processing fee expense	266	242	264
Occupancy expense	161	156	154
Software expense	155	154	117
Equipment expense	50	49	50
Advertising expense	35	35	34
FDIC insurance expense	22	33	23
Other noninterest expenses (a)	39	66	75
Total noninterest expenses (a)	$1,861	$1,754	$1,737
(a)The years ended December 31, 2020 and 2019 have been recast to reflect the retrospective application of the Corporation's election to change the accounting method for certain components of expense related to the defined benefit pension plan, resulting in a decrease of $30 million and $6 million, respectively. See Note 1 to the consolidated financial statements for further information and impacts of the change in accounting policy.
Noninterest expenses increased $107 million to $1.9 billion, primarily due to higher salaries and benefits expense, outside processing fee expense, consulting fees and litigation-related expenses, partially offset by decreases in non-salary pension expense, operational losses and FDIC insurance expense.
Salaries and benefits expense increased $114 million, or 11 percent, reflecting higher performance-based incentive compensation (including share-based compensation) driven by strong financial results, staff insurance expense and technology-related contract labor.
Outside processing fee expense increased $24 million, or 10 percent, primarily due to data processing support for PPP loans and volume-related increases in merchant payment and government card processing expenses, which are tied to card fee revenue.
FDIC insurance expense decreased $11 million, or 33 percent, primarily due to lower risk-based assessment fees.
Other noninterest expenses decreased $27 million, or 41 percent, driven by declines of $34 million in non-salary pension expense and $18 million in operational losses related to several one-time events in 2020, partially offset by increases of $14 million in consulting fees and $10 million in litigation-related expenses.
Income Taxes and Related Items
The provision for income taxes was $322 million in 2021, compared to $124 million in 2020. The $198 million increase in the provision for income taxes primarily reflected higher pre-tax income partially offset by a $7 million increase in tax benefits resulting from adjustments to annual federal filings, resolution of certain state matters and employee stock transactions.

Net deferred tax assets were $9 million at December 31, 2021, compared to $3 million at December 31, 2020. Refer to Note 18 to the consolidated financial statements for information about the components of net deferred tax assets. Deferred tax assets of $344 million were evaluated for realization and it was determined that a valuation allowance of $5 million for federal foreign tax credits and certain state net operating loss (NOL) carryforwards was needed at December 31, 2021, compared to a valuation allowance of $3 million for certain state NOL carryforwards at December 31, 2020. For further information on the Corporation’s valuation policy for deferred tax assets, refer to Note 1.

STRATEGIC LINES OF BUSINESS
The Corporation has strategically aligned its operations into three major business segments: the Commercial Bank, the Retail Bank and Wealth Management. These business segments are differentiated based on the type of customer and the related products and services provided. In addition to the three major business segments, the Finance Division is also reported as a segment. The Other category includes items not directly associated with the business segments or the Finance segment. The performance of the business segments is not comparable with the Corporation's consolidated results and is not necessarily comparable with similar information for any other financial institution. Additionally, because of the interrelationships of the various segments, the information presented is not indicative of how the segments would perform if they operated as independent entities. Note 22 to the consolidated financial statements describes the Corporation's segment reporting methodology as well as the business activities of each business segment and presents financial results of the business segments for the years ended December 31, 2021, 2020 and 2019.
The Corporation's management accounting system assigns balance sheet and income statement items to each segment using certain methodologies, which are regularly reviewed and refined. These methodologies may be modified as the management accounting system is enhanced and changes occur in the organizational structure and/or product lines.
Net interest income for each segment reflects the interest income generated by earning assets less interest expense on interest-bearing liabilities plus the net impact from associated internal funds transfer pricing (FTP). The FTP methodology allocates credits to each business segment for deposits and other funds provided as well as charges for loans and other assets being funded. FTP crediting rates on deposits and other funds provided reflect the long-term value of deposits and other funding sources based on their implied maturities. Due to the longer-term nature of implied maturities, FTP crediting rates are generally less volatile than changes in interest rates observed in the market. FTP charge rates for funding loans and other assets reflect a matched cost of funds based on the pricing and duration characteristics of the assets. As a result of applying matched funding, interest revenue for each segment resulting from loans and other assets is generally not impacted by changes in interest rates. Therefore, net interest income for each segment primarily reflects the volume of loans and other earning assets at the spread over the matched cost of funds, as well as the volume of deposits at the associated FTP crediting rates. Due to the impact of lower interest rates, business segments, particularly those focused on generating deposits, were impacted by lower FTP crediting rates on deposits compared to the prior year. Similarly, FTP charges for funding loans decreased in 2021.
The following table presents net income (loss) by business segment.

(dollar amounts in millions)
Years Ended December 31	2021		2020		2019
Commercial Bank	$1,329	89%	$668	90%	$1,022	82%
Retail Bank	43	3	2	—	85	7
Wealth Management	124	8	78	10	141	11
	1,496	100%	748	100%	1,248	100%
Finance	(331)		(253)		(57)
Other	3		2		11
Total	$1,168		$497		$1,202

The following sections present a summary of the performance of each of the Corporation's business segments for 2021 compared to 2020.
Commercial Bank

	Years Ended December 31,			Percent Change
(dollar amounts in millions)	2021	2020	Change
Earnings summary:
Net interest income	$1,577	$1,607	$(30)	(2)%
Provision for credit losses	(346)	495	(841)	n/m
Noninterest income	663	555	108	19
Noninterest expenses	873	815	58	7
Provision for income taxes	384	184	200	n/m
Net income	$1,329	$668	$661	99
Net credit-related (recoveries) charge-offs	$(12)	$192	$(204)	n/m

Selected average balances:
Loans (a)	$41,804	$44,123	$(2,319)	(5)%
Deposits	45,587	36,603	8,984	25
(a) Included PPP loans with average balances of $1.8 billion and $2.0 billion for the years ended December 31, 2021 and 2020, respectively.
n/m - not meaningful
Average loans decreased $2.3 billion, reflecting decreases in National Dealer Services related to supply chain issues resulting in lower inventory levels and in Energy related to reduced production activity, as well as declines in Technology and Life Sciences, Mortgage Banker Finance and general Middle Market, partially offset by growth in Equity Fund Services, Entertainment and Environmental Services. Average deposits increased $9.0 billion, reflecting increases in all deposit categories due to customers' solid profitability and capital markets activity. The Commercial Bank's net income increased $661 million to $1.3 billion. Net interest income decreased slightly, while the provision for credit losses decreased $841 million to a benefit of $346 million, reflecting strong credit quality and the economy re-opening as well as improvements in economic forecasts and in the Energy portfolio since the onset of the pandemic in 2020. Net credit-related charge-offs decreased $204 million to $12 million in net recoveries, primarily due to a reduction of $173 million in Energy net charge-offs. Noninterest income increased $108 million, driven by higher derivative income, warrant income, commercial lending fees and card fees, partially offset by a decrease in securities trading income. Noninterest expenses increased $58 million, primarily reflecting increases in corporate overhead, salaries and benefits expense and outside processing fee expense, partially offset by decreases in FDIC insurance and litigation-related expenses.
Retail Bank

	Years Ended December 31,			Percent Change
(dollar amounts in millions)	2021	2020	Change
Earnings summary:
Net interest income	$565	$503	$62	13%
Provision for credit losses	(5)	7	(12)	n/m
Noninterest income	123	110	13	12
Noninterest expenses	645	607	38	6
Provision (benefit) for income taxes	5	(3)	8	n/m
Net income	$43	$2	$41	n/m
Net credit-related charge-offs	$2	$1	$1	66%

Selected average balances:
Loans (a)	$2,382	$2,468	$(86)	(3%)
Deposits	25,682	22,832	2,850	12
(a) Included PPP loans with average balances of $428 million and $401 million for the years ended December 31, 2021 and 2020, respectively.
n/m - not meaningful

Average loans decreased $86 million while average deposits increased $2.9 billion, reflecting increases in all deposit categories with the exception of time deposits. The Retail Bank's net income increased $41 million to $43 million. Net interest income increased $62 million to $565 million, primarily due to higher deposit volumes earning FTP crediting rates. The provision for credit losses decreased $12 million to a benefit of $5 million. Noninterest income increased $13 million, mostly driven by higher card fees. Noninterest expenses increased $38 million, primarily due to increases in corporate overhead and litigation-related expenses, partially offset by a decrease in operational losses.
Wealth Management

	Years Ended December 31,			Percent Change
(dollar amounts in millions)	2021	2020	Change
Earnings summary:
Net interest income	$166	$167	$(1)	—%
Provision for credit losses	(32)	35	(67)	n/m
Noninterest income	279	263	16	6
Noninterest expenses	317	295	22	8
Provision for income taxes	36	22	14	64
Net income	$124	$78	$46	60%
Net credit-related charge-offs	$—	$3	$(3)	(93)%

Selected average balances:
Loans (a)	$4,903	$5,045	$(142)	(3%)
Deposits	5,218	4,402	816	19
(a) Included PPP loans with average balances of $127 million and $134 million for the years ended December 31, 2021 and 2020, respectively.
n/m - not meaningful
Average loans remained relatively stable, while average deposits increased $816 million, reflecting increases in all deposit categories with the exception of time deposits. Wealth Management's net income increased $46 million to $124 million. Net interest income was relatively stable, while provision for credit losses decreased $67 million to a benefit of $32 million due to the improving economic outlook. Noninterest income increased $16 million to $279 million, primarily reflecting an increase in fiduciary income, partially offset by a decrease in brokerage fees. Noninterest expenses increased $22 million, primarily reflecting higher corporate overhead and salaries and benefits expenses.
Finance & Other

	Years Ended December 31,			Percent Change
(dollar amounts in millions)	2021	2020	Change
Earnings summary:
Net interest expense	$(464)	$(366)	$(98)	27%
Provision for credit losses	(1)	—	(1)	n/m
Noninterest income	58	73	(15)	(21)
Noninterest expenses	26	37	(11)	(30)
Benefit for income taxes	(103)	(79)	(24)	30
Net loss	$(328)	$(251)	$(77)	31%

Selected average balances:
Deposits	1,194	1,201	(7)	(1)
Average deposits, which primarily consist of brokered and reciprocal deposits, decreased $7 million, reflecting decreases in all interest-bearing deposit categories, partially offset by an increase in noninterest-bearing deposits. Net loss for the Finance and Other category increased $77 million to $328 million. Net interest expense increased $98 million to $464 million, primarily reflecting a decrease in net FTP revenue as a result of lower rates charged to the business segments under the Corporation's internal FTP methodology. Noninterest income decreased $15 million to $58 million, primarily due to a decrease in derivative income. Noninterest expenses decreased $11 million, primarily reflecting lower corporate overhead expense, partially offset by higher consultant fees.

The following table lists the Corporation's banking centers by geographic market.

December 31	2021	2020	2019
Michigan	188	189	192
Texas	124	123	123
California	95	96	96
Other Markets:
Arizona	17	17	17
Florida	8	7	7
Canada	1	1	1
Total Other Markets	26	25	25
Total	433	433	436

BALANCE SHEET AND CAPITAL FUNDS ANALYSIS
Earning Assets
Period-End Loans

(in millions)				Percent Change
December 31	2021	2020	Change
Commercial loans	$29,366	$32,753	$(3,387)	(10)%
Real estate construction loans	2,948	4,082	(1,134)	(28)
Commercial mortgage loans	11,255	9,912	1,343	14
Lease financing	640	594	46	8
International loans	1,208	926	282	30
Residential mortgage loans	1,771	1,830	(59)	(3)
Consumer loans:
Home equity	1,533	1,588	(55)	(3)
Other consumer	564	606	(42)	(7)
Total consumer loans	2,097	2,194	(97)	(4)
Total loans	$49,285	$52,291	$(3,006)	(6)%
On a period-end basis, total loans decreased $3.0 billion to $49.3 billion at December 31, 2021, compared to $52.3 billion at December 31, 2020, which reflected a $3.0 billion decrease in PPP loans.
Average Loans

(in millions)				Percent Change
Years Ended December 31	2021	2020	Change
Average Loans By Business Line:
General Middle Market	$11,937	$12,227	$(290)	(2)%
National Dealer Services	4,349	5,967	(1,618)	(27)
Equity Fund Services	2,781	2,367	414	18
Environmental Services	1,711	1,406	305	22
Energy	1,376	2,021	(645)	(32)
Entertainment	983	657	326	50
Technology and Life Sciences	920	1,298	(378)	(29)
Total Middle Market	24,057	25,943	(1,886)	(7)
Commercial Real Estate	6,737	6,564	173	3
Corporate Banking	4,445	4,492	(47)	(1)
Small Business	3,732	3,948	(216)	(5)
Mortgage Banker Finance	2,833	3,176	(343)	(11)
Total Commercial Bank	41,804	44,123	(2,319)	(5)
Total Retail Bank	2,382	2,468	(86)	(3)
Total Wealth Management	4,903	5,045	(142)	(3)
Total Finance and Other	(6)	(5)	(1)	23
Total loans	$49,083	$51,631	$(2,548)	(5)%

Average total loans decreased $2.5 billion to $49.1 billion in 2021, compared to $51.6 billion in 2020. Middle Market business lines generally serve customers with annual revenue between $30 million and $500 million. Within the Middle Market business lines, the largest changes were decreases in National Dealer Services and Energy. National Dealer Services provides floor plan inventory financing and commercial mortgages to auto dealerships. The $1.6 billion decrease in National Dealer Services loans reflected the impact of supply chain issues resulting in lower inventory levels. Customers in the Energy business line are primarily engaged in the oil and gas businesses. The $645 million decrease in Energy loans reflected reduced production activity. For more information on Energy loans, refer to "Energy Lending" in the "Risk Management" section of this financial review.

(in millions)				Percent Change
Years Ended December 31	2021	2020	Change
Average Loans By Loan Type:
Commercial loans (a)	$29,283	$32,144	$(2,861)	(9)%
Real estate construction loans	3,609	3,912	(303)	(8)
Commercial mortgage loans	10,610	9,839	771	8
Lease financing	596	594	2	—
International loans	1,063	1,028	35	3
Residential mortgage loans	1,813	1,905	(92)	(5)
Consumer loans:
Home equity	1,554	1,667	(113)	(7)
Other consumer	555	542	13	2
Total consumer loans	2,109	2,209	(100)	(5)
Total loans	$49,083	$51,631	$(2,548)	(5)%
(a) Included PPP loans with average balances of $2.3 billion and $2.5 billion for the years ended December 31, 2021 and 2020.
Investment Securities

(in millions)				Percent Change
December 31	2021	2020	Change
U.S. Treasury securities	$2,993	$4,658	$(1,665)	(36)%
Residential mortgage-backed securities (a)	13,288	10,370	2,918	28
Commercial mortgage-backed securities (a)	705	—	705	n/m
Total investment securities	$16,986	$15,028	$1,958	13%
(a)Issued and/or guaranteed by U.S. government agencies or U.S. government-sponsored enterprises.
n/m - not meaningful
On a period-end basis, investment securities were $17.0 billion at December 31, 2021, compared to $15.0 billion at December 31, 2020. Mortgage-backed securities increased $3.6 billion due to continued deployment of excess liquidity, partially offset by a $1.7 billion decrease in Treasury securities related to maturities. At December 31, 2021, the effective duration of the Corporation's residential mortgage-backed securities portfolio was approximately 4.2 years. On an average basis, investment securities increased $2.3 billion to $15.7 billion in 2021, compared to $13.4 billion in 2020 as excess liquidity was invested in mortgage-backed securities.

(weighted average yield) (a)	U.S. Treasury securities	Residential mortgage-backed securities (b)	Commercial mortgage-backed securities (b)	Total investment securities
December 31, 2021
Maturity (c)
Within 1 year	2.48%	2.27%	—%	2.41%
1-5 Years	0.93	2.42	—	1.58
5-10 Years	—	2.03	1.74	1.89
After 10 Years	—	1.68	1.68	1.68
Total	1.02%	1.82%	1.74%	1.68%
Weighted Average Maturity (years)	2.3	26.4	9.6	21.5
(a)Weighted average yields are calculated on the basis of yield to maturity based on the carrying value of each debt security, aggregated by type and agency.
(b)Issued and/or guaranteed by U.S. government agencies or U.S. government-sponsored enterprises.
(c)Based on final contractual maturity.
Interest-Bearing Deposits with Banks and Other Short-Term Investments
Interest-bearing deposits with banks primarily include deposits with the Federal Reserve Bank (FRB) and also include deposits with banks in developed countries or international banking facilities of foreign banks located in the United States. Interest-bearing deposits with banks are mostly used to manage liquidity requirements of the Corporation. On a period-end basis, interest-bearing deposits with banks increased $6.7 billion to $21.4 billion at December 31, 2021, resulting from growth in relationship-based deposits due to continued customer profitability and capital markets activity. On an average basis, interest-bearing deposits with banks increased $8.5 billion to $18.7 billion in 2021.
Other short-term investments include federal funds sold, trading securities, money market investments and loans held-for-sale. Substantially all trading securities are deferred compensation plan assets. Loans held-for-sale typically represent residential mortgage loans originated with management's intention to sell and, from time to time, other loans that are transferred to held-for-sale. On a period-end basis, other short-term investments increased $25 million to $197 million at December 31, 2021. On an average basis, other short-term investments increased $30 million to $183 million in 2021.
Deposits and Borrowed Funds
On a period-end basis, total deposits were $82.3 billion at December 31, 2021, an increase of $9.5 billion, or 13 percent, compared to $72.9 billion at December 31, 2020, reflecting increases of $6.4 billion, or 16 percent, in noninterest-bearing deposits and $3.1 billion, or 9 percent, in interest-bearing deposits. The Corporation's average deposits and borrowed funds balances are detailed in the following table.

(dollar amounts in millions)				Percent Change
Years Ended December 31	2021	2020	Change
Noninterest-bearing deposits	$41,441	$33,053	$8,388	25%
Money market and interest-bearing checking deposits	31,063	26,798	4,265	16
Savings deposits	3,018	2,454	564	23
Customer certificates of deposit	2,110	2,626	(516)	(20)
Other time deposits	—	17	(17)	(100)
Foreign office time deposits	49	90	(41)	(46)
Total deposits	$77,681	$65,038	$12,643	19%
Short-term borrowings	$2	$314	$(312)	(99)%
Medium- and long-term debt	3,035	6,549	(3,514)	(54)
Total borrowed funds	$3,037	$6,863	$(3,826)	(56)%
Average deposits increased $12.6 billion to $77.7 billion in 2021, compared to $65.0 billion in 2020, reflecting increases of $8.4 billion in noninterest-bearing and $4.3 billion in interest-bearing deposits. The increases were primarily the result of customers' solid profitability and capital markets activity as well as liquidity injected into the economy through fiscal and monetary actions.
Uninsured deposits are defined as the portion of deposit accounts in U.S. offices that exceed the FDIC insurance limit and amounts in any other uninsured investment or deposit account that are classified as deposits and are not subject to any federal or state deposit insurance regimes. Total uninsured deposits were $71.8 billion and $52.0 billion at December 31, 2021 and 2020, respectively, as calculated per regulatory guidance. The portion of domestic time deposits in excess of insurance limits was $554 million and $524 million at December 31, 2021 and 2020, respectively. Time deposits otherwise uninsured, which consist of foreign office time deposits, totaled $50 million at December 31, 2021 and all mature in three months or less.
On a period-end basis, there were no short-term borrowings at both December 31, 2021, and 2020. Short-term borrowings primarily include federal funds purchased, short-term Federal Home Loan Bank (FHLB) advances and securities sold under agreements to repurchase. Average short-term borrowings were $314 million in 2020, which primarily consisted of short-term FHLB advances, which the Corporation settled in full during the first half of 2020.
The Corporation uses medium- and long-term debt, which includes long-term FHLB advances, medium- and long-term senior notes as well as subordinated notes, to provide funding for earning assets, liquidity and regulatory capital. On a period-end basis, total medium- and long-term debt at December 31, 2021 decreased $2.9 billion to $2.8 billion, compared to $5.7 billion at December 31, 2020, which reflected the repayment of $2.8 billion in floating-rate FHLB advances during the first quarter of 2021. Average medium- and long-term debt decreased $3.5 billion, or 54 percent, to $3.0 billion in 2021, compared to $6.5 billion in 2020.
Further information on medium- and long-term debt is provided in Note 12 to the consolidated financial statements.

Capital
Total shareholders' equity decreased $153 million to $7.9 billion at December 31, 2021, compared to $8.1 billion at December 31, 2020. The following table presents a summary of changes in total shareholders' equity in 2021.

(in millions)
Balance at January 1, 2021		$8,050
Net income		1,168
Cash dividends declared on common stock		(365)
Cash dividends declared on preferred stock		(23)
Purchase of common stock		(723)
Other comprehensive (loss) income, net of tax:
Investment securities	$(310)
Cash flow hedges	(100)
Defined benefit and other postretirement plans	134
Total other comprehensive loss, net of tax		(276)
Net issuance of common stock under employee stock plans		25
Share-based compensation		41
Balance at December 31, 2021		$7,897
The following table summarizes the Corporation’s repurchase activity for the year ended December 31, 2021.

(shares in thousands)	Total Number of Shares Purchased as Part of Publicly Announced Repurchase Plans or Programs	Remaining Repurchase Authorization (a)	Total Number of Shares Purchased (b)	Average Price Paid Per Share
First Quarter 2021	—	4,870	55	$61.39
Second Quarter 2021	5,882	8,988	5,884	76.51
Third Quarter 2021	3,050	5,938	3,052	72.12
Fourth Quarter 2021	564	5,374	565	88.61
Total 2021	9,496	5,374	9,556	75.73
(a) Maximum number of shares that may yet be purchased under the publicly announced plans or programs.
(b) Includes approximately 60,000 shares purchased pursuant to deferred compensation plans and shares purchased from employees to pay for taxes related to restricted stock vesting under the terms of an employee share-based compensation plan during the year ended December 31, 2021. These transactions are not considered part of the Corporation's repurchase program.
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
The Corporation continues to target a Common Equity Tier 1 (CET1) capital ratio of approximately 10 percent with active capital management. At December 31, 2021, the Corporation's CET1 capital ratio was 10.13 percent, a decrease of 21 basis points compared to December 31, 2020.
The Corporation is subject to the capital adequacy standards under the Basel III regulatory framework (Basel III). This regulatory framework establishes comprehensive methodologies for calculating regulatory capital and risk-weighted assets (RWA). Basel III also set minimum capital ratios as well as overall capital adequacy standards.
Under Basel III, regulatory capital comprises CET1 capital, additional Tier 1 capital and Tier 2 capital. CET1 capital predominantly includes common shareholders' equity, less certain deductions for goodwill, intangible assets and deferred tax assets that arise from net operating losses and tax credit carry-forwards. Additionally, the Corporation has elected to permanently exclude capital in accumulated other comprehensive income (AOCI) related to debt and equity securities classified as available-for-sale as well as for cash flow hedges and defined benefit postretirement plans from CET1, an option available to standardized approach entities under Basel III. Tier 1 capital incrementally includes noncumulative perpetual preferred stock. Tier 2 capital includes Tier 1 capital as well as subordinated debt qualifying as Tier 2 and qualifying allowance for credit losses. In 2020, the Corporation elected regulatory relief to defer the impact of adopting the CECL model for measuring credit losses on regulatory capital. The deferred amounts were zero at December 31, 2021 and $72 million at December 31, 2020. For further information about the adoption of CECL, refer to Note 1 to the consolidated financial statements.

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
The Corporation's capital ratios exceeded minimum regulatory requirements as follows:

	December 31, 2021		December 31, 2020
(dollar amounts in millions)	Capital/Assets	Ratio	Capital/Assets	Ratio
Common equity tier 1 (a), (b)	$7,064	10.13%	$6,919	10.34%
Tier 1 risk-based (a), (b)	7,458	10.70	7,313	10.93
Total risk-based (a)	8,608	12.35	8,833	13.20
Leverage (a)	7,458	7.74	7,313	8.63
Common shareholders' equity	7,503	7.93	7,656	8.69
Tangible common equity (b)	6,857	7.30	7,020	8.02
Risk-weighted assets	69,708		66,931
(a) Ratios reflect deferral of CECL model impact as calculated per regulatory guidance. The deferred amounts were zero at December 31, 2021 and $72 million at December 31, 2020.
(b) See Supplemental Financial Data section for reconciliations of non-GAAP financial measures and regulatory ratios.
At December 31, 2021, the Corporation and its U.S. banking subsidiaries exceeded the capital ratios required for an institution to be considered “well capitalized” by the standards developed under the Federal Deposit Insurance Corporation Improvement Act of 1991. Refer to Note 20 to the consolidated financial statements for further discussion of regulatory capital requirements, capital ratio calculations and restrictions on the ability of the Corporation's banking subsidiaries to transfer assets to the Corporation.
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
The Corporation’s front line employees, the first line of defense, are responsible for the day-to-day management and ownership of risks, including the identification, assessment, measurement and control of risks encountered as a part of the normal course of business. Each of the major risk categories are further monitored and measured by specialized risk managers in the second line of defense within the Enterprise Risk Division, who provide oversight as well as independent and effective challenge and guidance for the risk management activities of the organization. The Enterprise Risk Division, led by the Chief Risk Officer, is responsible for designing and managing the Corporation’s enterprise risk management framework and ensures effective risk management oversight. Risk management committees serve as a point of review and escalation for those risks which may have risk interdependencies or where risk levels may be nearing the limits outlined in the Corporation’s risk appetite statement. These committees comprise senior and executive management that represent views from both the lines of business and risk management. Internal Audit, the third line of defense, monitors and assesses the overall effectiveness of the risk management framework on an ongoing basis and provides an independent, objective assessment of the Corporation’s ability to manage and control risk to management and the Audit Committee of the Board.

The Enterprise Risk and Return Committee (formerly known as the Enterprise-Wide Risk Management Committee), chaired by the Chief Risk Officer, is established by the Enterprise Risk Committee of the Board and responsible for governance over the risk management framework, providing oversight in managing the Corporation's aggregate risk position and reporting on the comprehensive portfolio of risks as well as the potential impact these risks can have on the Corporation's risk profile and resulting capital level. Capital provides the primary buffer for risk and also serves as a measuring tool when evaluating risk. The Enterprise Risk and Return Committee is principally composed of senior officers and executives representing the different risk areas and business units who are appointed by the Chairman and Chief Executive Officer of the Corporation.
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
Credit Risk
Credit risk represents the risk of loss due to failure of a customer or counterparty to meet its financial obligations in accordance with contractual terms. Credit risk is found in all activities where success depends on counterparty, issuer or borrower performance. It arises any time funds are extended, committed, invested or otherwise exposed, whether reflected on or off the balance sheet. The governance structure is administered through the Strategic Credit Committee. The Strategic Credit Committee is chaired by the Chief Credit Officer and approves recommendations to address credit risk matters through credit policy, credit risk management practices and required credit risk actions. The Strategic Credit Committee also ensures a comprehensive reporting of credit risk levels and trends, including exception levels, along with identification and mitigation of emerging risks. In order to facilitate the corporate credit risk management process, various other corporate functions provide the resources for the Strategic Credit Committee to carry out its responsibilities. The Corporation manages credit risk through underwriting and periodically reviewing and approving its credit exposures in accordance with established credit policies and guidelines. Additionally, the Corporation manages credit risk through loan portfolio diversification, limiting exposure to any single industry, customer or guarantor, and selling participations and/or syndicating credit exposures above those levels it deems prudent to third parties.
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
Allowance for Credit Losses
The allowance for credit losses includes both the allowance for loan losses and the allowance for credit losses on lending-related commitments. As a percentage of total loans, the allowance for credit losses was 1.26 percent at December 31, 2021, compared to 1.90 percent at December 31, 2020. Excluding PPP loans, which are guaranteed by the Small Business Administration, the allowance for credit losses was 1.27 percent of total loans at December 31, 2021, compared to 2.03 percent at December 31, 2020. The allowance for credit losses covered 2.3 times and 2.8 times total nonperforming loans at December 31, 2021 and December 31, 2020, respectively.
The allowance for credit losses decreased by $374 million from $992 million at December 31, 2020 to $618 million at December 31, 2021, primarily reflecting strong credit quality, a sustained recovery by the U.S. economy from the COVID-19 pandemic and benefits of mitigating actions by the U.S. government. In addition to $2.8 trillion of stimulus spending approved by Congress between December 2020 and March 2021, the rollout of the COVID vaccine, strong business spending and improved labor markets contributed to an overall improved economic outlook. However, there continues to be uncertainty related to the impact of emerging COVID-19 variants and vaccine efficacy, supply chain constraints, future monetary and fiscal support and inflationary pressures.

These factors shaped the 2-year reasonable and supportable forecast used by the Corporation in its CECL modeled estimate at December 31, 2021. The U.S. economy is expected to grow at a moderate pace through the first half of 2022 before normalizing into historical growth rates. Forecasts for other key economic variables, including the unemployment rate, are generally in line with Gross Domestic Product (GDP) projections. Oil prices are expected to decrease from current elevated levels. Interest rates are expected to increase, reflecting the Federal Reserve's revised expectations, while corporate bond spreads reflect normalized default risk. The following table summarizes select economic variables representative of the economic forecasts used to develop the allowance for credit losses estimate at December 31, 2021.

Economic Variable	Base Forecast
Real GDP growth	Gradually normalizes to a long-term growth rate of 2 to 3 percent by third quarter 2022.
Unemployment rate	Current levels decrease to 4 percent by second quarter 2022, remaining between 3.5 percent and 4 percent through the remainder of the forecast period.
Corporate BBB bond to 10-year Treasury bond spreads	Spreads remain below 2 percent throughout the forecast period.
Oil Prices	Prices gradually decline from current levels to $62 by second quarter 2023.
Due to the high degree of uncertainty regarding the ultimate economic consequence of the pandemic, management considered other economic scenarios to make appropriate qualitative adjustments for certain sectors of its lending portfolio, including more benign and more severe forecasts.
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
Allowance for Credit Losses on Lending-Related Commitments
The allowance for credit losses on lending-related commitments estimates current expected credit losses on collective pools of letters of credit and unused commitments to extend credit based on reserve factors, determined in a manner similar to business loans, multiplied by a probability of draw estimate based on historical experience and credit risk, applied to commitment amounts. The allowance for credit losses on lending-related commitments totaled $30 million and $44 million at December 31, 2021 and December 31, 2020, respectively.

The following table presents metrics of the allowance for credit losses.

December 31,	2021	2020
Allowance for credit losses as a percentage of total loans	1.26%	1.90%
Allowance for credit losses as a percentage of total loans excluding PPP loans	1.27	2.03
Allowance for credit losses as a multiple of total nonaccrual loans	2.3x	2.9x
Allowance for credit losses as a multiple of total nonperforming loans	2.3x	2.8x
Analysis of the Allowance for Credit Losses
The table below details net charge-offs (recoveries) as a percentage of total loans by loan category.

	2021		2020		2019
(dollar amounts in millions)	Net Loan Charge-Offs (Recoveries)	Net Charge-Offs (Recoveries) Ratio (a)	Net Loan Charge-Offs (Recoveries)	Net Charge-Offs (Recoveries) Ratio (a)	Net Loan Charge-Offs (Recoveries)	Net Charge-Offs (Recoveries) Ratio (a)
Commercial	$(15)	(0.05)%	$198	0.62%	$108	0.34%
Commercial mortgage	2	0.02	(3)	(0.03)	(1)	(0.01)
International	4	0.38	—	—	—	—
Residential mortgage	(2)	(0.11)	—	—	—	—
Consumer	1	0.05	1	0.05	—	—
Total loans	$(10)	(0.02)%	$196	0.38%	$107	0.21%
(a)Net charge-offs (recoveries) as a percentage of related average loans outstanding.
Net loan charge-offs decreased $206 million to net loan recoveries of $10 million, or 0.02% of total loans, for the year ended December 31, 2021. The $213 million decline in commercial net charge-offs included decreases of $173 million in Energy, $22 million in Technology and Life Sciences and $14 million in Business Banking.
Allocation of the Allowance for Credit Losses

	2021			2020
(dollar amounts in millions)	Allocated Allowance	Allowance Ratio (a)	% (b)	Allocated Allowance	% (b)
December 31,
Allowance for loan losses
Business loans
Commercial (c)	$293	1.00%	60%	$508	62%
Real estate construction	28	0.94	6	62	8
Commercial mortgage	192	1.71	23	299	19
Lease financing	6	0.97	1	10	1
International	12	0.96	2	16	2
Total business loans	531	1.17	92	895	92
Retail loans
Residential mortgage	24	1.36	4	16	4
Consumer	33	1.56	4	37	4
Total retail loans	57	1.47	8	53	8
Total loans	588	1.19%	100%	$948	100%
Allowance for credit losses on lending-related commitments
Business commitments	24			35
Retail commitments	6			9
Total commitments	30			44
Allowance for credit losses	$618	1.26%		$992
(a)Allocated allowance as a percentage of related loans outstanding.
(b)Loans outstanding as a percentage of total loans.
(c)Includes PPP loans with a balance of $459 million and $3.5 billion at December 31, 2021 and December 31, 2020, respectively.
For additional information regarding the allowance for credit losses, refer to the "Critical Accounting Estimates" section of this financial review and Notes 1 and 4 to the consolidated financial statements.
Nonperforming Assets
Nonperforming assets include loans on nonaccrual status, TDRs which have been renegotiated to less than the original contractual rates (reduced-rate loans) and foreclosed assets. TDRs include performing and nonperforming loans, with nonperforming TDRs on either nonaccrual or reduced-rate status. In accordance with the provisions of the Coronavirus Aid, Relief, and Economic Security Act (CARES Act), the Corporation elected not to consider qualifying COVID-19-related modifications, primarily deferrals, as TDRs and did not designate such loans as past due or nonaccrual. The temporary relief provided under the CARES Act applied to modifications made from the start of the COVID-19 pandemic through December 31, 2021. For additional information regarding the Corporation's accounting policies for the CARES Act, refer to Note 1 to the consolidated financial statements.
Summary of Nonperforming Assets and Past Due Loans

(dollar amounts in millions)
December 31	2021	2020
Nonaccrual loans	$264	$347
Reduced-rate loans	4	3
Total nonperforming loans	268	350
Foreclosed property	1	8
Other repossessed assets	—	1
Total nonperforming assets	$269	$359
Nonaccrual loans as a percentage of total loans	0.54%	0.66%
Nonperforming loans as a percentage of total loans	0.54	0.67
Nonperforming assets as a percentage of total loans and foreclosed property	0.55	0.69
Loans past due 90 days or more and still accruing	$27	$45
Nonperforming assets decreased $90 million to $269 million at December 31, 2021, from $359 million at December 31, 2020. The decrease in nonperforming assets primarily reflected a $100 million decrease in nonperforming Energy loans, which are a component of commercial loans. Nonperforming loans were 0.54 percent of total loans at December 31, 2021, compared to 0.67 percent at December 31, 2020. For further information regarding the composition of nonaccrual loans, refer to Note 4 to the consolidated financial statements.
As of December 31, 2021, COVID-19-related payment deferrals, which consisted of residential mortgages, totaled $22 million, or 0.04 percent of total loans, compared to $141 million, or 0.27 percent of total loans, as of December 31, 2020, reflecting expiration of initial deferrals and nominal new requests as the economy recovers from the pandemic. Loans with COVID-19-related deferred payments on a third deferral, primarily residential mortgages, totaled $22 million at December 31, 2021 and would generally be considered TDRs if not for the provisions in the CARES Act.
The following table presents a summary of changes in nonaccrual loans.

(in millions)
Years Ended December 31	2021	2020
Balance at beginning of period	$347	$199
Loans transferred to nonaccrual (a)	193	482
Nonaccrual loan gross charge-offs	(70)	(238)
Loans transferred to accrual status (a)	(25)	(3)
Nonaccrual loans sold	(34)	(14)
Payments/other (b)	(147)	(79)
Balance at end of period	$264	$347
(a)Based on an analysis of nonaccrual loans with book balances greater than $2 million.
(b)Includes net changes related to nonaccrual loans with balances less than or equal to $2 million, payments on nonaccrual loans with book balances greater than $2 million and transfers of nonaccrual loans to foreclosed property.
There were 18 borrowers with a balance greater than $2 million, totaling $193 million, transferred to nonaccrual status in 2021, a decrease of 24 compared to 42 borrowers totaling $482 million in 2020. For further information about the composition of loans transferred to nonaccrual during the current period, refer to the nonaccrual information by industry category table below.

The following table presents the composition of nonaccrual loans by balance and the related number of borrowers at December 31, 2021 and 2020.

	2021		2020
(dollar amounts in millions)	Number of Borrowers	Balance	Number of Borrowers	Balance
Under $2 million	580	$63	682	$83
$2 million - $5 million	14	46	20	61
$5 million - $10 million	7	54	9	73
$10 million - $25 million	5	69	7	94
Greater than $25 million	1	32	1	36
Total	607	$264	719	$347
The following table presents a summary of nonaccrual loans at December 31, 2021 and loans transferred to nonaccrual and net loan charge-offs for the year ended December 31, 2021, based on North American Industry Classification System (NAICS) categories.

	December 31, 2021		Year Ended December 31, 2021
(dollar amounts in millions)	Nonaccrual Loans		Loans Transferred to Nonaccrual (a)		Net Loan Charge-Offs (Recoveries)
Industry Category
Transportation & Warehousing	$44	17%	$24	12%	$10	(99)%
Manufacturing	37	14	40	21	17	(172)
Residential Mortgage	36	14	18	9	(2)	(2)
Real Estate & Home Builders	30	12	24	12	3	(31)
Wholesale Trade	26	10	—	—	1	(5)
Services	14	5	2	1	(2)	18
Mining, Quarrying and Oil & Gas Extraction	14	5	28	15	(48)	482
Health Care & Social Assistance	12	4	20	10	8	(74)
Information & Communication	12	4	—	—	—	—
Arts, Entertainment & Recreation	9	3	—	—	1	(5)
Retail Trade	3	1	—	—	1	(11)
Contractors	2	1	—	—	(1)	10
Utilities	—	—	30	16	5	(49)
Other (b)	25	10	7	4	(3)	38
Total	$264	100%	$193	100%	$(10)	100%
(a)Based on an analysis of nonaccrual loans with book balances greater than $2 million.
(b)Consumer, excluding residential mortgage and certain personal purpose nonaccrual loans and net charge-offs, is included in the Other category.
Loans past due 90 days or more and still accruing interest generally represent loans that are well collateralized and in the process of collection. Loans past due 90 days or more decreased $18 million to $27 million at December 31, 2021, compared to $45 million at December 31, 2020. Loans past due 30-89 days decreased $251 million to $153 million at December 31, 2021, compared to $404 million at December 31, 2020. Loans past due 30 days or more and still accruing interest as a percentage of total loans were 0.36 percent and 0.86 percent at December 31, 2021 and December 31, 2020, respectively. An aging analysis of loans included in Note 4 to the consolidated financial statements provides further information about the balances comprising past due loans.
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

(dollar amounts in millions)
December 31	2021	2020
Total criticized loans	$1,573	$2,947
As a percentage of total loans	3.2%	5.6%

The $1.4 billion decrease in criticized loans during the year ended December 31, 2021 included decreases of $540 million in general Middle Market and $538 million in Energy.
For further information regarding the Corporation's nonperforming assets policies, refer to Notes 1 and 4 to the consolidated financial statements.
Concentrations of Credit Risk
Concentrations of credit risk may exist when a number of borrowers are engaged in similar activities, or activities in the same geographic region, and have similar economic characteristics that would cause them to be similarly impacted by changes in economic or other conditions. The Corporation has concentrations of credit risk with the commercial real estate and automotive industries. All other industry concentrations, as defined by management, individually represented less than 10 percent of total loans at December 31, 2021.
Commercial Real Estate Lending
At December 31, 2021, the Corporation's commercial real estate portfolio represented 29 percent of total loans. The following table summarizes the Corporation's commercial real estate loan portfolio by loan category.

	December 31, 2021			December 31, 2020
(in millions)	Commercial Real Estate business line (a)	Other (b)	Total	Commercial Real Estate business line (a)	Other (b)	Total
Real estate construction loans	$2,391	$557	$2,948	$3,657	$425	$4,082
Commercial mortgage loans	3,338	7,917	11,255	2,273	7,639	9,912
Total commercial real estate	$5,729	$8,474	$14,203	$5,930	$8,064	$13,994
(a)Primarily loans to real estate developers.
(b)Primarily loans secured by owner-occupied real estate.
The Corporation limits risk inherent in its commercial real estate lending activities by monitoring borrowers directly involved in the commercial real estate markets and adhering to conservative policies on loan-to-value ratios for such loans. Commercial real estate loans, consisting of real estate construction and commercial mortgage loans, totaled $14.2 billion at December 31, 2021. Of the total, $5.7 billion, or 40 percent, were to borrowers in the Commercial Real Estate business line, which includes loans to real estate developers, a decrease of $201 million compared to December 31, 2020. Commercial real estate loans in other business lines totaled $8.5 billion, or 60 percent, at December 31, 2021, an increase of $410 million compared to December 31, 2020. These loans consisted primarily of owner-occupied commercial mortgages, which bear credit characteristics similar to non-commercial real estate business loans. Generally, loans previously reported as real estate construction are classified as commercial mortgage loans upon receipt of a certificate of occupancy. In 2021, the Corporation performed an in-depth review of the status of these loans which resulted in $1.2 billion of loans previously reported as real estate construction to be classified as commercial mortgage loans as of December 31, 2021.
The real estate construction loan portfolio primarily contains loans made to long-time customers with satisfactory completion experience. There were no criticized real estate construction loans in the Commercial Real Estate business line at December 31, 2021, compared to $27 million at December 31, 2020. In other business lines, criticized real estate construction loans totaled $35 million at December 31, 2021, compared to $20 million at December 31, 2020. There were no real estate construction loan charge-offs in either of the years ended December 31, 2021 and 2020.
Commercial mortgage loans are loans where the primary collateral is a lien on any real property and are primarily loans secured by owner-occupied real estate. Real property is generally considered primary collateral if the value of that collateral represents more than 50 percent of the commitment at loan approval. Loans in the commercial mortgage portfolio generally mature within three to five years. Criticized commercial mortgage loans in the Commercial Real Estate business line totaled $29 million and $73 million at December 31, 2021 and 2020, respectively. In other business lines, $219 million and $440 million of commercial mortgage loans were criticized at December 31, 2021 and 2020, respectively. Commercial mortgage loan net charge-offs were $2 million in 2021, compared to net recoveries of $3 million in 2020.
Automotive Lending - Dealer:
The following table presents a summary of dealer loans.

	December 31, 2021		December 31, 2020
(dollar amounts in millions)	Loans Outstanding	Percent of Total Loans	Loans Outstanding	Percent of Total Loans
Dealer:
Floor plan	$681		$2,344
Other	3,481		3,348
Total dealer	$4,162	8.4%	$5,692	10.9%
Substantially all dealer loans are in the National Dealer Services business line and primarily include floor plan financing and other loans to automotive dealerships. Floor plan loans, included in commercial loans in the Consolidated Balance Sheets, totaled $681 million at December 31, 2021, a decrease of $1.7 billion compared to $2.3 billion at December 31, 2020, due to an imbalance in supply and demand impacted by a shortage in microchips used in automotive production. At December 31, 2021 and 2020, other loans in the National Dealer Services business line totaled $3.5 billion and $3.3 billion, respectively, including $2.0 billion of owner-occupied commercial real estate mortgage loans at both December 31, 2021 and 2020.
There were no nonaccrual dealer loans at both December 31, 2021, and 2020. Additionally, there were no net charge-offs of dealer loans in either of the years ended December 31, 2021 and 2020.
Automotive Lending- Production:
The following table presents a summary of loans to borrowers involved with automotive production.

	December 31, 2021		December 31, 2020
	Loans Outstanding (a)	Percent of Total Loans	Loans Outstanding (a)	Percent of Total Loans
(dollar amounts in millions)
Production:
Domestic	$789		$791
Foreign	323		302
Total production	$1,112	2.3%	$1,093	2.1%
(a)Excludes PPP loans.
Loans to borrowers involved with automotive production, primarily Tier 1 and Tier 2 suppliers, totaled $1.1 billion at both December 31, 2021 and 2020. These borrowers have faced, and could face in the future, financial difficulties due to disruptions in auto production as well as their supply chains and logistics operations as a result of the COVID-19 pandemic. As such, management continues to monitor this portfolio.
There were no nonaccrual loans to borrowers involved with automotive production at December 31, 2021, compared to $7 million at December 31, 2020. Criticized automotive production loans were 15 percent of the automotive production portfolio at December 31, 2021, compared to 24 percent at December 31, 2020. Automotive production loan net charge-offs totaled $7 million for the year ended December 31, 2021, compared to $2 million for the same period in 2020.
For further information regarding significant group concentrations of credit risk, refer to Note 5 to the consolidated financial statements.
Residential Real Estate Lending
At December 31, 2021, residential real estate loans represented 7 percent of total loans. The following table summarizes the Corporation's residential mortgage and home equity loan portfolios by geographic market.

	December 31, 2021				December 31, 2020
(dollar amounts in millions)	Residential Mortgage Loans	Percent of Total	Home Equity Loans	% of Total	Residential Mortgage Loans	Percent of Total	Home Equity Loans	Percent of Total
Geographic market:
Michigan	$434	24%	$484	32%	$428	23%	$540	34%
California	870	49	660	43	927	51	655	41
Texas	245	14	329	21	254	14	328	21
Other Markets	222	13	60	4	221	12	65	4
Total	$1,771	100%	$1,533	100%	$1,830	100%	$1,588	100%
Residential real estate loans, which consist of traditional residential mortgages and home equity loans and lines of credit, totaled $3.3 billion at December 31, 2021. The residential real estate portfolio is principally located within the Corporation's primary geographic markets. Substantially all residential real estate loans past due 90 days or more are placed on nonaccrual status, and substantially all junior lien home equity loans that are current or less than 90 days past due are placed on nonaccrual status if full collection of the senior position is in doubt. At no later than 180 days past due, such loans are charged off to current appraised values less costs to sell.
Residential mortgages totaled $1.8 billion at December 31, 2021, and were primarily larger, variable-rate mortgages originated and retained for certain private banking relationship customers. Of the $1.8 billion of residential mortgage loans outstanding, $36 million were on nonaccrual status at December 31, 2021. The home equity portfolio totaled $1.5 billion at December 31, 2021, of which 96 percent was outstanding under primarily variable-rate, interest-only home equity lines of credit, 3 percent were in amortizing status and 1 percent were closed-end home equity loans. Of the $1.5 billion of home equity loans outstanding, $12 million were on nonaccrual status at December 31, 2021. A majority of the home equity portfolio was secured by junior liens at December 31, 2021.
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
The following table summarizes information about the Corporation's Energy business line.

(dollar amounts in millions)	2021				2020
December 31	Outstandings		Nonaccrual	Criticized (a)	Outstandings		Nonaccrual	Criticized (a)
Exploration and production (E&P)	$971	80%	$14	$46	$1,295	81%	$114	$527
Midstream	212	18	—	—	261	16	—	56
Services	21	2	—	12	44	3	—	13
Total Energy business line	$1,204	100%	$14	$58	$1,600	100%	$114	$596
As a percentage of total Energy loans			1%	5%			7%	37%
(a)Includes nonaccrual loans.
Loans in the Energy business line totaled $1.2 billion, or 2 percent of total loans, at December 31, 2021, a decrease of $396 million compared to December 31, 2020. Total exposure, including unused commitments to extend credit and letters of credit, was $2.9 billion (a utilization rate of 39 percent) and $3.1 billion at December 31, 2021 and December 31, 2020, respectively.
Net credit-related Energy recoveries were $48 million for the year ended December 31, 2021, compared to net charge-offs of $125 million for the year ended December 31, 2020. Nonaccrual Energy loans decreased $100 million to $14 million at December 31, 2021, compared to $114 million at December 31, 2020. Criticized loans decreased $538 million to $58 million, or 4 percent of total criticized loans, at December 31, 2021 compared to December 31, 2020.
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
The following table summarizes information about HR C&I loans, which represented 6 percent and 5 percent of total loans at December 31, 2021 and December 31, 2020, respectively.

(in millions) December 31	2021	2020
Outstandings	$2,927	$2,441
Criticized	299	418
Net loan charge-offs recorded during the years ended December 31,	18	25

Other Sectors Most at Risk due to Economic Stress Resulting from COVID-19 Impacts
As the economy recovers, aided by additional stimulus packages and the rollout of the COVID vaccine, the Corporation has continued to monitor the lingering impacts of the pandemic on its customers. In addition to the energy, automotive production and leveraged loan portfolios, the Corporation considers the following sectors of its loan portfolio to be most vulnerable to financial risks from business disruptions caused by the pandemic spread mitigation efforts. For further discussion, see Item 1.A "Risk Factors" on page 13 of this report.

	December 31, 2021
Sector based on NAICS category (dollar amounts in millions)	Loans (a)	Percent of Total Loans	Percent Criticized (b)	Percent Nonaccrual (c)
Retail Commercial Real Estate (d)	$790	1.6%	1.3%	—%
Hotels	651	1.4	3.7	1.5
Retail Goods and Services	290	0.6	6.6	—
Arts/Recreation	206	0.4	21.5	5.0
All other impacted sectors (e)	1,106	2.2	7.4	1.7
Total	$3,043	6.2%	5.9%	1.3%
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
The Corporation performs monthly liquidity stress testing to evaluate its ability to meet funding needs in hypothetical stressed environments. Such environments cover a series of scenarios, including both idiosyncratic and market-wide in nature, which vary in terms of duration and severity. The evaluation as of December 31, 2021 projected that sufficient sources of liquidity were available under each series of events.
In addition to assessing liquidity risk on a consolidated basis, Corporate Treasury also monitors the parent company's liquidity and has established liquidity coverage requirements for meeting expected obligations without the support of additional dividends from subsidiaries. ALCO's policy on liquidity risk management requires the parent company to maintain sufficient liquidity to meet expected cash obligations over a period of no less than 12 months. The Corporation had liquid assets of $1.1 billion on an unconsolidated basis at December 31, 2021.
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
Interest Rate Risk
Net interest income is the primary source of revenue for the Corporation. Interest rate risk arises in the normal course of business due to differences in the repricing and cash flow characteristics of assets and liabilities, primarily through the Corporation's core business activities of extending loans and acquiring deposits. The Corporation's balance sheet is predominantly characterized by floating-rate loans funded by core deposits. Including the impact of interest rate swaps converting floating-rate loans to fixed, the Corporation's loan composition at December 31, 2021 was 60 percent 30-day rate (primarily LIBOR), 22 percent fixed-rate, 13 percent prime, and 5 percent comprised of 60-and 90-day rates. Additionally, 30 percent of total loans had non-zero interest rate floors protecting against future rate declines. The composition of the loan portfolio creates sensitivity to interest rate movements due to the imbalance between the faster repricing of the floating-rate loan portfolio versus deposit products. In addition, the growth and/or contraction in the Corporation's loans and deposits may lead to changes in sensitivity to interest rate movements in the absence of mitigating actions. Examples of such actions are purchasing fixed-rate investment securities, which provide liquidity to the balance sheet and act to mitigate the inherent interest rate sensitivity, as well as hedging with interest rate swaps and options. Other mitigating factors include interest rate floors on a portion of the loan portfolio. The Corporation actively manages its exposure to interest rate risk with the principal objective of optimizing net interest income and the economic value of equity while operating within acceptable limits established for interest rate risk and maintaining adequate levels of funding and liquidity.
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
Sensitivity of Net Interest Income to Changes in Interest Rates
The analysis of the impact of changes in interest rates on net interest income under various interest rate scenarios is management's principal risk management technique. Management models a base-case net interest income under an unchanged interest rate environment. Model assumptions in this base case at December 31, 2021 included a modest increase in loan balances, loan spreads held at current levels, a moderate decrease in deposit balances and the securities portfolio held at existing levels. Existing derivative instruments entered into for risk management purposes as of the balance sheet dates are included in the analysis, but no additional hedging is forecasted. At December 31, 2021, these derivative instruments comprise interest rate swaps that convert $2.7 billion of fixed-rate medium- and long-term debt to variable rates through fair value hedges and convert $5.1 billion of variable-rate loans to fixed rates through cash flow hedges. During the fourth quarter of 2021, $3.0 billion of forward starting cash flow hedges were added. Additionally, included in this analysis are $14.9 billion of loans that were subject to an average interest rate floor of 0.6 percent at December 31, 2021. This base-case net interest income is then compared against interest rate scenarios in which short-term rates rise or decline 100 basis points (with a floor of zero percent) in a linear, non-parallel fashion from the base case over 12 months, resulting in an average change of 50 basis points over the period while long-term rates increase or decrease to a lesser degree.
As of February 15, 2022, cash flow hedges to convert $1.8 billion of variable-rate loans to fixed rates were entered into during the first quarter of 2022 which had an average rate and duration of 1.84% and 5.5 years, respectively, and varying start dates through April 2022. The first quarter 2022 cash flow hedges are not included in the interest rate sensitivity model assumptions.
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
The table below, as of December 31, 2021 and 2020, displays the estimated impact on net interest income during the next 12 months by relating the base case scenario results to those from the rising and declining rate scenarios described above.

	Estimated Annual Change
(dollar amounts in millions)	2021			2020
December 31	Amount	%		Amount	%
Change in Interest Rates:			Change in Interest Rates:
Rising 100 basis points	$205	12%	Rising 100 basis points	$161	9%
Declining to zero percent	(46)	(3)	Declining to zero percent	(34)	(2)
Sensitivity to declining interest rates increased from December 31, 2020 to December 31, 2021 due to higher deposit volumes, partially offset by growth in floating-rate loans with floors and the securities portfolio. There is limited remaining potential for downward movement in rates before hitting zero percent floors. Sensitivity to rising interest rates increased due to higher deposit volumes and forgiveness of fixed-rate PPP loans, partially offset by growth in floating-rate loans with floors and the securities portfolio.
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
The table below, as of December 31, 2021 and December 31, 2020, displays the estimated impact on the economic value of equity from the interest rate scenario described above.

(dollar amounts in millions)	2021			2020
December 31	Amount	%		Amount	%
Change in Interest Rates:			Change in Interest Rates:
Rising 100 basis points	$1,353	9%	Rising 100 basis points	$1,793	18%
Declining to zero percent	(446)	(3)	Declining to zero percent	(551)	(6)
The sensitivity of the economic value of equity to rising rates decreased from December 31, 2020 to December 31, 2021 primarily due to duration extension and balance growth in the securities portfolio. Sensitivity to declining rates also decreased due to the increase in the securities portfolio and is limited by the assumption of a zero percent rate floor.

Loans by Maturity and Interest Rate Sensitivity
The contractual maturity distribution of the loan portfolio is presented below.

	Loans Maturing
(in millions) December 31, 2021	Within One Year (a)	After One But Within Five Years	After Five But Within Fifteen Years	After Fifteen Years	Total
Commercial loans	$13,008	$15,084	$1,124	$150	$29,366
Real estate construction loans	913	1,820	202	13	2,948
Commercial mortgage loans	2,493	5,395	3,325	42	11,255
Lease financing	50	540	50	—	640
International loans	593	550	65	—	1,208
Residential mortgage loans	4	2	232	1,533	1,771
Consumer loans	529	152	168	1,248	2,097
Total	$17,590	$23,543	$5,166	$2,986	$49,285
(a)Includes demand loans, loans having no stated repayment schedule or maturity and overdrafts.
The interest rate composition of loans with a maturity date over one year are presented below based on contractual terms.

	Loans Maturing After One Year
(in millions) December 31, 2021	Predetermined (Fixed) Interest Rate	Floating Interest Rate	Total
Commercial loans	$697	$15,661	$16,358
Real estate construction loans	22	2,013	2,035
Commercial mortgage loans	1,182	7,580	8,762
Lease financing	459	131	590
International loans	41	574	615
Residential mortgage loans	398	1,369	1,767
Consumer loans	47	1,521	1,568
Total	$2,846	$28,849	$31,695
Risk Management Derivative Instruments
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

(in millions) Risk Management Notional Activity	Interest Rate Contracts	Foreign Exchange Contracts	Totals
Balance at January 1, 2020	$7,875	$330	$8,205
Additions	1,000	7,141	8,141
Maturities/amortizations	(675)	(7,029)	(7,704)
Balance at December 31, 2020	$8,200	$442	$8,642
Additions (a)	3,000	8,057	11,057
Maturities/amortizations	(500)	(8,047)	(8,547)
Balance at December 31, 2021	$10,700	$452	$11,152
(a)$3.0 billion of forward starting receive fixed interest rate swaps that will become effective on their contractual start dates in 2022 and 2023.
The notional amount of risk management interest rate swaps totaled $10.7 billion at December 31, 2021, which included fair value hedging strategies that convert $2.7 billion of fixed-rate medium- and long-term debt to a floating rate as well as cash flow hedging strategies that convert $8.1 billion of variable-rate loans to a fixed rate. Risk management interest rate swaps generated $163 million and $121 million of net interest income for the years ended December 31, 2021 and December 31, 2020, respectively.
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
Further information regarding risk management derivative instruments is provided in Note 8 to the consolidated financial statements.
Customer-Initiated and Other Derivative Instruments

(in millions) Customer-Initiated and Other Notional Activity	Interest Rate Contracts	Energy Derivative Contracts	Foreign Exchange Contracts	Totals
Balance at January 1, 2020	$17,827	$3,089	$1,013	$21,929
Additions	7,660	2,607	37,743	48,010
Maturities/amortizations	(2,465)	(2,484)	(36,855)	(41,804)
Terminations	(1,501)	(91)	—	(1,592)
Balance at December 31, 2020	$21,521	$3,121	$1,901	$26,543
Additions	5,370	7,992	42,173	55,535
Maturities/amortizations	(2,713)	(2,790)	(42,358)	(47,861)
Terminations	(3,178)	(553)	—	(3,731)
Balance at December 31, 2021	$21,000	$7,770	$1,716	$30,486
The Corporation sells and purchases interest rate caps and floors and enters into foreign exchange contracts, interest rate swaps and energy derivative contracts to accommodate the needs of customers requesting such services. Changes in the fair value of customer-initiated and other derivatives are recognized in earnings as they occur. To limit the market risk of these activities, the Corporation generally takes offsetting positions with dealers. The notional amounts of offsetting positions are included in the table above. Customer-initiated and other notional activity represented 73 percent and 75 percent of total interest rate, energy and foreign exchange contracts at December 31, 2021 and 2020, respectively.
Further information regarding customer-initiated and other derivative instruments is provided in Note 8 to the consolidated financial statements.
LIBOR Transition
On July 27, 2017, the United Kingdom’s Financial Conduct Authority (FCA), which regulates LIBOR, publicly announced that it intends to stop persuading or compelling banks to submit LIBOR rates after 2021. Effective March 2021, the FCA confirmed that certain LIBOR tenors will no longer be supported after December 31, 2021 and that the remaining tenors, including those most commonly used by the Corporation, will cease to be supported after June 30, 2023. The Corporation has substantial exposure to LIBOR-based products, including loans and derivatives, and is preparing for a transition from LIBOR toward alternative rates.
As of July 1, 2021, the Corporation was operationally ready to issue new Secured Overnight Financing Rate (SOFR)-based cash and derivative products. Additionally, as of September 30, 2021, the Corporation was operationally ready to issue new Bloomberg Short-Term Bank Yield Index (BSBY)-based cash and derivative products. The Corporation ceased originating LIBOR-based products in the fourth quarter of 2021, while communications and learning activities to support customers and colleagues are ongoing. As of December 31, 2021, the Corporation estimates that approximately half of its LIBOR-based commercial loans have maturity dates prior to the cessation of LIBOR. Of the remaining loans with maturity dates beyond the cessation date, the Corporation estimates that 40% incorporate fallback language and is confident that it will achieve timely remediation of all other loans. In addition to remediation activity on LIBOR-based loans, the Corporation has enacted the International Swaps and Derivatives Association (ISDA) protocols related to derivatives. Once events occur that trigger a fallback, the reference rate for the variable leg of the swap will fall back from LIBOR to the ISDA Fallback Rate, which is the daily SOFR plus a spread.
The Corporation's enterprise transition timelines are closely aligned with recommendations from the Alternative Reference Rates Committee for both best practices and recommended objectives. The Corporation will continue to align with industry and regulatory guidelines regarding the cessation of LIBOR as well as monitor market developments for transitioning to alternative reference rates. For a discussion of the various risks facing the Corporation in relation to the transition away from LIBOR, see the market risk discussion within “Item 1A. Risk Factors.”
Sources of Liquidity
The Corporation maintains a liquidity position that it believes will adequately satisfy its financial obligations while taking into account potential commitment draws and deposit run-off that may occur in the normal course of business. The majority of the Corporation's balance sheet is funded by customer deposits. Cash flows from loan repayments, increases in deposit accounts, activity in the securities portfolio and the purchased funds market serve as the Corporation's primary liquidity sources.
The Corporation satisfies incremental liquidity needs with either liquid assets or external funding sources. The Corporation had access to liquid assets of $35.3 billion at December 31, 2021, which included cash on deposit with the Federal Reserve and the portion of the investment securities portfolio that the Corporation can sell without third-party consent.
In addition, the Corporation may access external funding sources when necessary, which include FHLB advances, federal funds, reverse repurchase agreements, brokered deposits and Corporation-issued bonds. The Corporation maintains a shelf registration statement with the Securities and Exchange Commission from which it may issue debt and equity securities. In April 2021, the Bank terminated a $15.0 billion note program, under which the Bank had the ability to issue up to $13.5 billion of debt at the time of termination. The termination of the program does not impact outstanding notes issued under the program or the Bank's ability to issue notes in the future.
Purchased funds decreased to $50 million at December 31, 2021, compared to $66 million at December 31, 2020. At December 31, 2021, the Bank had pledged loans totaling $21.2 billion which provided for up to $17.0 billion of available collateralized borrowing with the Federal Reserve Bank (FRB). The Bank is also a member of the FHLB of Dallas, Texas, which provides short- and long-term funding to its members through advances collateralized by real estate-related loans, certain government agency-backed securities and other eligible assets. Actual borrowing capacity is contingent on the amount of collateral pledged to the FHLB. At December 31, 2021, $18.3 billion of real estate-related loans were pledged to the FHLB as collateral providing $10.2 billion for potential future borrowings.
The ability of the Corporation and the Bank to raise funds at competitive rates is impacted by rating agencies' views of the credit quality, liquidity, capital, earnings and other relevant factors related to the Corporation and the Bank. As of December 31, 2021, the three major rating agencies had assigned the following ratings to long-term senior unsecured obligations of the Corporation and the Bank. A security rating is not a recommendation to buy, sell, or hold securities and may be subject to revision or withdrawal at any time by the assigning rating agency. Each rating should be evaluated independently of any other rating.

	Comerica Incorporated		Comerica Bank
December 31, 2021	Rating	Outlook	Rating	Outlook
Standard and Poor’s	BBB+	Stable	A-	Stable
Moody’s Investors Service	A3	Stable	A3	Stable
Fitch Ratings	A-	Stable	A-	Stable
Potential Uses of Liquidity
Various financial obligations such as contractual obligations, unfunded commitments and deposit withdrawals may require future cash payments by the Corporation. Certain obligations are recognized on the Consolidated Balance Sheets, while others are off-balance sheet under U.S. generally accepted accounting principles.
The following table summarizes the Corporation's material noncancelable contractual obligations and future required minimum payments. Refer to Notes 10, 12, and 26 to the consolidated financial statements for further information regarding these contractual obligations.

Selected Contractual Obligations

	Minimum Payments Due by Period
(in millions) December 31, 2021	Total	Less than 1 Year	1-3 Years	4-5 Years	More than 5 Years
Deposits without a stated maturity (a)	$80,316	$80,316
Certificates of deposit and other deposits with a stated maturity (a)	2,023	1,837	$135	$38	$13
Medium- and long-term debt (a)	2,650	—	1,350	750	550
Operating leases	412	60	118	90	144
Total contractual obligations	$85,401	$82,213	$1,603	$878	$707
Medium- and long-term debt (parent company only) (a) (b)	$1,650	$—	$850	$250	$550
(a)Deposits and borrowings exclude accrued interest.
(b)Parent company only amounts are included in the medium- and long-term debt minimum payments above.
In addition to contractual obligations, other commercial commitments of the Corporation impact liquidity. These include unused commitments to extend credit, standby letters of credit and financial guarantees, and commercial letters of credit. The following table summarizes the Corporation's commercial commitments and expected expiration dates by period.
Commercial Commitments

	Expected Expiration Dates by Period
(in millions) December 31, 2021	Total	Less than 1 Year	1-3 Years	4-5 Years	More than 5 Years
Unused commitments to extend credit	$29,464	$7,887	$11,633	$6,594	$3,350
Standby letters of credit and financial guarantees	3,378	3,008	168	128	74
Commercial letters of credit	44	38	6	—	—
Total commercial commitments	$32,886	$10,933	$11,807	$6,722	$3,424
Since many of these commitments expire without being fully drawn, and each customer must continue to meet the conditions established in the contract, the total amount of these commercial commitments does not necessarily represent the future cash requirements of the Corporation. Refer to Note 8 to the consolidated financial statements for a further discussion of these commercial commitments.
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

CRITICAL ACCOUNTING ESTIMATES
The Corporation’s consolidated financial statements are prepared based on the application of accounting policies, the most significant of which are described in Note 1. These policies require numerous estimates and strategic or economic assumptions, which may prove inaccurate or subject to variations. Changes in underlying factors, assumptions or estimates could have a material impact on the Corporation’s future financial condition and results of operations. At December 31, 2021, the most critical of these estimates related to the allowance for credit losses, fair value measurement, goodwill, pension plan accounting and income taxes. These estimates were reviewed with the Audit Committee of the Corporation’s Board of Directors and are discussed more fully below.
ALLOWANCE FOR CREDIT LOSSES
In accordance with CECL, the allowance for credit losses, which includes both the allowance for loan losses and the allowance for credit losses on lending-related commitments, is calculated with the objective of maintaining a reserve for current expected credit losses over the remaining contractual life of the portfolio. The Corporation uses loss factors, based on estimated probability of default for internal risk ratings and loss given default, to determine the allowance for credit losses for the majority of its portfolio. Management applies loss factors to pools of loans and lending-related commitments with similar risk characteristics, calibrates these factors using economic forecasts and incorporates qualitative adjustments. For further discussion of the methodology used in the determination of the allowance for credit losses, refer to Note 1 to the consolidated financial statements. For further discussion on the economic forecast incorporated into the 2021 model, refer to the “Risk Management” section of this financial review.
Management's determination of the appropriateness of the allowance is based on periodic evaluations of the loan portfolio, lending-related commitments, current as well as forecasted economic factors and other relevant information. The calculation is inherently subjective and requires management to exercise significant judgment in developing assumptions for the estimate, the most significant of which are the loan risk rating process, development of economic forecasts and application of qualitative adjustments. Sensitivities are disclosed to demonstrate how changes in loan risk ratings and economic forecast scenarios may impact the allowance for credit losses. Sensitivities only consider changes to each specific assumption in isolation and their impact to the quantitative modeled results. They do not contemplate impacts to the qualitative framework.
Loan Risk Rating Process
Reserve factors are applied to pools of loans based on risk characteristics, including the Corporation's internal risk rating system; therefore, loss estimates are highly dependent on the accuracy of the risk rating assigned to each loan. The inherent imprecision in the risk rating system resulting from inaccuracy in assigning and/or entering risk ratings in the loan accounting system is monitored by the Corporation's asset quality review function. Changes to internal risk ratings, beyond the forecasted migration inherent in the credit models, would result in a different estimated allowance for credit losses. To illustrate, if 5 percent of the individual risk ratings were adjusted down by one rating across all pools, the allowance for loan losses as of December 31, 2021 would change by approximately $3 million.
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
The allowance for credit losses is highly sensitive to the economic forecasts used to develop the estimate. Due to the high level of uncertainty regarding significant assumptions, such as the ultimate impact of the global pandemic, the Corporation evaluated a range of economic scenarios, including a more severe economic forecast scenario, with varying responses to current economic risks. The following table summarizes the more severe forecast scenario for the economic variables that are most impactful.

Economic Variable	More Severe Forecast
Real GDP growth	Contracts through third quarter 2022, followed by a gradual improvement to a growth rate above 4 percent by the end of the forecast period.
Unemployment rate	Current levels increase to nearly 9 percent by first quarter 2023, gradually decreasing to 7 percent by the end of the forecast period.
Corporate BBB bond to 10-year Treasury bond spreads	Spreads widen to above 3 percent in the near term, gradually normalizing to below 2 percent by second quarter 2023.
Oil Prices	Decline below $33 per barrel part-way through the forecast period before improving to $48 per barrel by fourth quarter 2023.
Selecting a different forecast in the current environment could result in a significantly different estimated allowance for credit losses. To illustrate, absent model overlays and other qualitative adjustments that are part of the quarterly reserving process, if the Corporation selected the more severe scenario to inform its models, the allowance for credit losses as of December 31, 2021 would increase by approximately $148 million. However, factoring in model overlays and qualitative adjustments could result in a materially different estimate under a more severe scenario.
Qualitative Adjustments and Model Overlays
The Corporation includes qualitative adjustments, as appropriate, intended to capture the impact of uncertainties not reflected in the quantitative estimate, including foresight risk, model imprecisions and input imprecisions. Qualitative adjustments for foresight risk reflect the inherent imprecision in economic forecasts and may be included based on management’s evaluation of different forecast scenarios, ranging from more benign to more severe, and known recent events impacting the Corporation’s portfolio. Model imprecision adjustments and model overlays may be included to mitigate known limitations in the quantitative models. Input imprecision includes adjustments for portfolios where recent historical losses exceed expected losses or known recent events are expected to alter risk ratings once evidence is acquired, as well as a qualitative assessment of the lending environment, including underwriting standards, current economic and political conditions, and other factors affecting credit quality. Qualitative reserves at December 31, 2021 primarily included adjustments for uncertainties related to forecasted economic variables.
Other Considerations
To the extent actual outcomes differ from management estimates, additional provision for credit losses may be required that would adversely impact earnings in future periods. The allowance is assigned to business segments, and any earnings impact resulting from actual outcomes differing from management estimates would primarily affect the Commercial Bank segment.
FAIR VALUE MEASUREMENT
Investment securities available-for-sale, derivatives and deferred compensation plan assets and associated liabilities are recorded at fair value on a recurring basis. Additionally, from time to time, other assets and liabilities may be recorded at fair value on a nonrecurring basis, such as impaired loans that have been measured based on the fair value of the underlying collateral, other real estate (primarily foreclosed property), nonmarketable equity securities and certain other assets and liabilities. Nonrecurring fair value adjustments typically involve write-downs of individual assets or application of lower of cost or fair value accounting.
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
At December 31, 2021, assets and liabilities measured using observable inputs that are classified as Level 1 or Level 2 represented 99 percent and 99 percent of total assets and liabilities recorded at fair value, respectively. Valuations generated from model-based techniques that use at least one significant assumption not observable in the market are considered Level 3 and reflect estimates of assumptions market participants would use in pricing the asset or liability. The valuation of Level 3 assets and liabilities are considered critical accounting estimates.

GOODWILL
Goodwill is initially recorded as the excess of the purchase price over the fair value of net assets acquired in a business combination and is subsequently evaluated at least annually for impairment. Goodwill impairment testing is performed at the reporting unit level, equivalent to a business segment or one level below. The Corporation has three reporting units: the Commercial Bank, the Retail Bank and Wealth Management. At December 31, 2021, goodwill totaled $635 million, including $473 million allocated to the Commercial Bank, $101 million allocated to the Retail Bank and $61 million allocated to Wealth Management.
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
The annual goodwill impairment test was performed as of the beginning of third quarter 2021. The Corporation assessed qualitative factors to determine whether it was more likely than not that the fair value of any reporting unit was less than its carrying amount, including goodwill. Qualitative factors included economic conditions, industry and market considerations, cost factors, overall financial performance, regulatory developments and performance of the Corporation’s stock, among other events and circumstances. At the conclusion of the qualitative assessment in third quarter 2021, the Corporation determined that it was more likely than not that the fair value of each reporting unit exceeded its carrying value.
Analyzing goodwill includes consideration of various factors that continue to rapidly evolve and for which significant uncertainty remains, including the impact of the coronavirus global pandemic to the economy. Further weakening in the economic environment, such as continued decline in the performance of the reporting units or other factors, could cause the fair value of one or more of the reporting units to fall below their carrying value, resulting in a goodwill impairment charge. Additionally, new legislative or regulatory changes not anticipated in management's expectations may cause the fair value of one or more of the reporting units to fall below the carrying value, resulting in a goodwill impairment charge. Any impairment charge would not affect the Corporation's regulatory capital ratios, tangible common equity ratio or liquidity position.
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
The Corporation reviews its pension plan assumptions on an annual basis with its actuarial consultants to determine if the assumptions are reasonable and adjusts the assumptions to reflect changes in future expectations. The major assumptions used to calculate 2022 and 2021 defined benefit plan pension expense (benefit) were as follows:

	2022	2021
Discount rate	2.96%	2.71%
Long-term rate of return on plan assets	6.50%	6.50%
Mortality table:
Base table (a)	Pri-2012	Pri-2012
Mortality improvement scale (a)	MP-2020	MP-2020
(a)Issued by the Society of Actuaries
Defined benefit plan benefit is expected to increase $8 million to approximately $87 million in 2022, compared to a benefit of $79 million in 2021. This includes service cost expense of $40 million and a benefit from other components of $127 million. Service costs are included in salaries and benefits expense, while the benefit from other components are included in other noninterest expenses on the Consolidated Statements of Income.
The Corporation’s pension plan is most sensitive to changes in discount rate and long-term rate of return. A change to the discount rate implies a corresponding change in interest rates that affect the value of the plan’s fixed income assets. An increase of 25 basis points to the discount rate, including the effect of higher interest rates on the plan’s fixed income assets, would result in a net increase to pension expense of $11 million, while a decrease of 25 basis points would reduce pension expense by $11 million. Increasing the long-term rate of return by 25 basis points would reduce pension expense by $8 million, while a decrease of 25 basis points would increase pension expense by $8 million.
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
Included in net deferred taxes are deferred tax assets. Deferred tax assets are evaluated for realization based on available evidence of projected future reversals of existing taxable temporary differences, assumptions made regarding future events and, when applicable, state loss carryback capacity. A valuation allowance is provided when it is more-likely-than-not that some portion of the deferred tax asset will not be realized. Determining whether deferred tax assets are realizable is subjective and requires the use of significant judgment.
The Corporation assesses the relative risks and merits of tax positions for various transactions after considering statutes, regulations, judicial precedent and other available information and maintains tax accruals consistent with these assessments. This assessment is complex and requires judgment. The Corporation is subject to audit by taxing authorities that could question and/or challenge the tax positions taken by the Corporation. Changes in the estimate of accrued taxes occur due to changes in tax law, interpretations of existing tax laws, new judicial or regulatory guidance, and the status of examinations conducted by taxing authorities that impact the relative risks and merits of tax positions taken by the Corporation. These changes, when they occur, impact the estimate of accrued taxes and could be significant to the operating results of the Corporation. For further information on tax accruals and related risks, see Note 18 to the consolidated financial statements.

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

(dollar amounts in millions)
December 31	2021	2020
Common Equity Tier 1 Capital (a):
Tier 1 capital	$7,458	$7,313
Less:
Fixed-rate reset non-cumulative perpetual preferred stock	394	394
Common equity tier 1 capital	$7,064	$6,919
Risk-weighted assets	$69,708	$66,931
Tier 1 capital ratio	10.70%	10.93%
Common equity tier 1 capital ratio	10.13	10.34
Tangible Common Equity Ratio:
Total shareholders' equity	$7,897	$8,050
Less:
Fixed-rate reset non-cumulative perpetual preferred stock	394	394
Common shareholders' equity	$7,503	$7,656
Less:
Goodwill	635	635
Other intangible assets (b)	11	1
Tangible common equity	$6,857	$7,020
Total assets	$94,616	$88,129
Less:
Goodwill	635	635
Other intangible assets (b)	11	1
Tangible assets	$93,970	$87,493
Common equity ratio	7.93%	8.69%
Tangible common equity ratio	7.30	8.02%
Tangible Common Equity per Share of Common Stock:
Common shareholders' equity	$7,503	$7,656
Tangible common equity	6,857	7,020
Shares of common stock outstanding (in millions)	131	139
Common shareholders' equity per share of common stock	$57.41	$55.01
Tangible common equity per share of common stock	52.46	50.43
(a) Ratios reflect deferral of CECL model impact as calculated per regulatory guidance. The deferred amount was zero and $72 million at December 31, 2021 and 2020, respectively.
(b) In first quarter 2021, the Corporation acquired an intangible asset of $13 million to be amortized over a period of 10 years.

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
•changes in regulation or oversight, or changes in Comerica’s status with respect to existing regulations or oversight, may have a material adverse impact on the Corporation's operations;
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

CONSOLIDATED BALANCE SHEETS
Comerica Incorporated and Subsidiaries

(in millions, except share data)
December 31	2021	2020
		(recast)
ASSETS
Cash and due from banks	$1,236	$1,031
Interest-bearing deposits with banks	21,443	14,736
Other short-term investments	197	172
Investment securities available-for-sale	16,986	15,028
Commercial loans	29,366	32,753
Real estate construction loans	2,948	4,082
Commercial mortgage loans	11,255	9,912
Lease financing	640	594
International loans	1,208	926
Residential mortgage loans	1,771	1,830
Consumer loans	2,097	2,194
Total loans	49,285	52,291
Allowance for loan losses	(588)	(948)
Net loans	48,697	51,343
Premises and equipment	454	459
Accrued income and other assets	5,603	5,360
Total assets	$94,616	$88,129
LIABILITIES AND SHAREHOLDERS’ EQUITY
Noninterest-bearing deposits	$45,800	$39,420
Money market and interest-bearing checking deposits	31,349	28,540
Savings deposits	3,167	2,710
Customer certificates of deposit	1,973	2,133
Foreign office time deposits	50	66
Total interest-bearing deposits	36,539	33,449
Total deposits	82,339	72,869
Accrued expenses and other liabilities	1,584	1,482
Medium- and long-term debt	2,796	5,728
Total liabilities	86,719	80,079
Fixed-rate reset non-cumulative perpetual preferred stock, series A, no par value, $100,000 liquidation preference per share:
Authorized - 4,000 shares
Issued - 4,000 shares	394	394
Common stock - $5 par value:
Authorized - 325,000,000 shares
Issued - 228,164,824 shares	1,141	1,141
Capital surplus	2,175	2,185
Accumulated other comprehensive (loss) income	(212)	64
Retained earnings	10,494	9,727
Less cost of common stock in treasury - 97,476,872 shares at 12/31/2021 and 88,997,430 shares at 12/31/2020	(6,095)	(5,461)
Total shareholders’ equity	7,897	8,050
Total liabilities and shareholders’ equity	$94,616	$88,129
See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME
Comerica Incorporated and Subsidiaries

(in millions, except per share data)
Years Ended December 31	2021	2020	2019
		(recast)	(recast)
INTEREST INCOME
Interest and fees on loans	$1,594	$1,773	$2,439
Interest on investment securities	280	291	297
Interest on short-term investments	27	29	71
Total interest income	1,901	2,093	2,807
INTEREST EXPENSE
Interest on deposits	22	101	262
Interest on short-term borrowings	—	1	9
Interest on medium- and long-term debt	35	80	197
Total interest expense	57	182	468
Net interest income	1,844	1,911	2,339
Provision for credit losses	(384)	537	74
Net interest income after provision for credit losses	2,228	1,374	2,265
NONINTEREST INCOME
Card fees	298	270	257
Fiduciary income	231	209	206
Service charges on deposit accounts	195	185	203
Commercial lending fees	104	77	91
Derivative income	99	67	76
Bank-owned life insurance	43	44	41
Letter of credit fees	40	37	38
Brokerage fees	14	21	28
Net securities losses	—	—	(7)
Other noninterest income	99	91	77
Total noninterest income	1,123	1,001	1,010
NONINTEREST EXPENSES
Salaries and benefits expense	1,133	1,019	1,020
Outside processing fee expense	266	242	264
Occupancy expense	161	156	154
Software expense	155	154	117
Equipment expense	50	49	50
Advertising expense	35	35	34
FDIC insurance expense	22	33	23
Other noninterest expenses	39	66	75
Total noninterest expenses	1,861	1,754	1,737
Income before income taxes	1,490	621	1,538
Provision for income taxes	322	124	336
NET INCOME	1,168	497	1,202
Less:
Income allocated to participating securities	5	2	7
Preferred stock dividends	23	13	—
Net income attributable to common shares	$1,140	$482	$1,195
Earnings per common share:
Basic	$8.45	$3.45	$7.98
Diluted	8.35	3.43	7.90
Cash dividends declared on common stock	365	378	398
Cash dividends declared per common share	2.72	2.72	2.68
See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Comerica Incorporated and Subsidiaries

(in millions)
Years Ended December 31	2021	2020	2019
		(recast)	(recast)
NET INCOME	$1,168	$497	$1,202
OTHER COMPREHENSIVE (LOSS) INCOME
Unrealized (losses) gains on investment securities:
Net unrealized holding (losses) gains arising during the period	(406)	191	257
Less: Reclassification adjustment for net securities losses included in net income	—	—	(8)
Change in net unrealized (losses) gains before income taxes	(406)	191	265
Net (losses) gains on cash flow hedges:
Net cash flow hedge (losses) gains arising during the period before income taxes	(35)	229	44
Less: Net cash flow hedge gains recognized in interest and fees on loans before taxes	95	70	—
Change in net cash flow hedge (losses) gains before income taxes	(130)	159	44
Defined benefit pension and other postretirement plans adjustment:
Actuarial gain arising during the period	159	128	157
Prior service credit arising during the period	1	—	—
Adjustments for amounts recognized as components of net periodic benefit cost:
Amortization of actuarial net loss	40	47	42
Amortization of prior service credit	(25)	(27)	(27)
Change in defined benefit pension and other postretirement plans adjustment before income taxes	175	148	172
Total other comprehensive (loss) income before income taxes	(361)	498	481
(Benefit) provision for income taxes	(85)	118	111
Total other comprehensive (loss) income, net of tax	(276)	380	370
COMPREHENSIVE INCOME	$892	$877	$1,572
See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
Comerica Incorporated and Subsidiaries

					Accumulated
	Nonredeemable	Common Stock			Other			Total
	Preferred	Shares		Capital	Comprehensive	Retained	Treasury	Shareholders'
(in millions, except per share data)	Stock	Outstanding	Amount	Surplus	(Loss) Income	Earnings	Stock	Equity
BALANCE AT DECEMBER 31, 2018 (recast)	$—	160.1	$1,141	$2,148	$(686)	$8,858	$(3,954)	$7,507
Cumulative effect of change in accounting principles	—	—	—	—	—	(14)	—	(14)
Net income (recast)	—	—	—	—	—	1,202	—	1,202
Other comprehensive income, net of tax (recast)	—	—	—	—	370	—	—	370
Cash dividends declared on common stock ($2.68 per share)	—	—	—	—	—	(398)	—	(398)
Purchase of common stock	—	(18.7)	—	—	—	—	(1,380)	(1,380)
Net issuance of common stock under employee stock plans	—	0.7	—	(13)	—	(29)	43	1
Share-based compensation	—	—	—	39	—	—	—	39
BALANCE AT DECEMBER 31, 2019 (recast)	—	142.1	1,141	2,174	(316)	9,619	(5,291)	7,327
Cumulative effect of change in accounting principle	—	—	—	—	—	13	—	13
Net income (recast)	—	—	—	—	—	497	—	497
Other comprehensive income, net of tax (recast)	—	—	—	—	380	—	—	380
Cash dividends declared on common stock ($2.72 per share)	—	—	—	—	—	(378)	—	(378)
Cash dividends declared on preferred stock	—	—	—	—	—	(13)	—	(13)
Purchase of common stock	—	(3.4)	—	—	—	—	(194)	(194)
Issuance of preferred stock	394	—	—	—	—	—	—	394
Net issuance of common stock under employee stock plans	—	0.5	—	(13)	—	(11)	24	—
Share-based compensation	—	—	—	24	—	—	—	24
BALANCE AT DECEMBER 31, 2020 (recast)	394	139.2	$1,141	$2,185	$64	$9,727	$(5,461)	$8,050
Net income	—	—	—	—	—	1,168	—	1,168
Other comprehensive loss, net of tax	—	—	—	—	(276)	—	—	(276)
Cash dividends declared on common stock ($2.72 per share)	—	—	—	—	—	(365)	—	(365)
Cash dividends declared on preferred stock	—	—	—	—	—	(23)	—	(23)
Purchase of common stock	—	(9.5)	—	(24)	—	—	(699)	(723)
Net issuance of common stock under employee stock plans	—	1.0	—	(27)	—	(13)	65	25
Share-based compensation	—	—	—	41	—	—	—	41
BALANCE AT DECEMBER 31, 2021	$394	130.7	$1,141	$2,175	$(212)	$10,494	$(6,095)	$7,897
See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
Comerica Incorporated and Subsidiaries

(in millions)
Years Ended December 31	2021	2020	2019
		(recast)	(recast)
OPERATING ACTIVITIES
Net income	$1,168	$497	$1,202
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	(384)	537	74
Provision (benefit) for deferred income taxes	79	(82)	14
Depreciation and amortization	99	108	114
Net periodic defined benefit credit	(81)	(55)	(35)
Share-based compensation expense	41	24	39
Net amortization of securities	36	15	2
Net securities losses	—	—	7
Net (gains) losses on sales of foreclosed property	—	(1)	1
Net change in:
Accrued income receivable	13	25	17
Accrued expenses payable	132	(29)	(27)
Other, net	(469)	(111)	(318)
Net cash provided by operating activities	634	928	1,090
INVESTING ACTIVITIES
Investment securities available-for-sale:
Maturities and redemptions	5,536	3,350	2,262
Sales	—	—	987
Purchases	(7,936)	(5,804)	(3,346)
Net change in loans	4,067	(2,136)	(324)
Proceeds from sales of foreclosed property	8	5	1
Net increase in premises and equipment	(70)	(79)	(86)
Federal Home Loan Bank stock:
Purchases	—	(51)	(201)
Redemptions	115	92	201
Proceeds from bank-owned life insurance settlements	16	20	10
Other, net	(13)	1	2
Net cash provided by (used in) investing activities	1,723	(4,602)	(494)
FINANCING ACTIVITIES
Net change in:
Deposits	8,438	15,554	1,711
Short-term borrowings	—	(71)	27
Medium- and long-term debt:
Maturities and redemptions	(2,800)	(1,675)	(350)
Issuances and advances	—	—	1,050
Preferred stock:
Issuance	—	394	—
Cash dividends paid	(23)	(8)	—
Common stock:
Repurchases	(729)	(199)	(1,394)
Cash dividends paid	(369)	(375)	(402)
Issuances under employee stock plans	34	4	18
Other, net	4	(1)	1
Net cash provided by financing activities	4,555	13,623	661
Net increase in cash and cash equivalents	6,912	9,949	1,257
Cash and cash equivalents at beginning of period	15,767	5,818	4,561
Cash and cash equivalents at end of period	$22,679	$15,767	$5,818
Interest paid	$57	$203	$462
Income taxes paid	157	141	266
Noncash investing and financing activities:
Loans transferred to other real estate	1	1	12
See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Comerica Incorporated and Subsidiaries

NOTE 1 - BASIS OF PRESENTATION AND ACCOUNTING POLICIES
Organization
Comerica Incorporated (the Corporation) is a registered financial holding company headquartered in Dallas, Texas. The Corporation’s major business segments are the Commercial Bank, the Retail Bank and Wealth Management. For further discussion of each business segment, refer to Note 22. The Corporation and its banking subsidiaries are regulated at both the state and federal levels.
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
Principles of Consolidation
The consolidated financial statements include the accounts of the Corporation and the accounts of those subsidiaries that are majority owned and in which the Corporation has a controlling financial interest. The Corporation consolidates entities not determined to be variable interest entities (VIEs) when it holds a controlling financial interest and applies the cost or equity method when it holds less than a controlling financial interest. In consolidation, all significant intercompany accounts and transactions are eliminated. The results of operations of companies acquired are included from the date of acquisition.
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
Deferred compensation plan assets and liabilities as well as equity securities with a readily determinable fair value
The Corporation holds a portfolio of securities that includes equity securities and assets held related to deferred compensation plans. Securities and associated deferred compensation plan liabilities are recorded at fair value on a recurring

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Comerica Incorporated and Subsidiaries

basis and included in other short-term investments and accrued expenses and other liabilities, respectively, on the Consolidated Balance Sheets. Level 1 securities include assets related to deferred compensation plans, which are invested in mutual funds, U.S. Treasury securities that are traded by dealers or brokers in active over-the-counter markets and other securities traded on an active exchange, such as the New York Stock Exchange. Level 2 securities include municipal bonds and mortgage-backed securities issued by U.S. government-sponsored entities and corporate debt securities. Deferred compensation plan liabilities represent the fair value of the obligation to the plan participant, which corresponds to the fair value of the invested assets. The methods used to value equity securities and deferred compensation plan assets are the same as the methods used to value investment securities, discussed below.
Investment securities
Investment securities available-for-sale are recorded at fair value on a recurring basis. The Corporation discloses estimated fair values of investment securities held-to-maturity, which is determined in the same manner as investment securities available-for-sale. Level 1 securities include those traded on an active exchange, such as the New York Stock Exchange, U.S. Treasury securities that are traded by dealers or brokers in active over-the-counter markets and money market funds. Level 2 securities include mortgage-backed securities issued by U.S. government agencies and U.S. government-sponsored entities, as well as corporate debt securities. The fair value of Level 2 securities is determined using quoted prices of securities with similar characteristics, or pricing models based on observable market data inputs, primarily interest rates, spreads and prepayment information.
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
Nonmarketable equity securities
The Corporation has a portfolio of indirect (through funds) private equity and venture capital investments, included in accrued income and other assets on the Consolidated Balance Sheets, with a carrying value of $5 million and unfunded commitments of $1 million, at December 31, 2021. The investments are accounted for either on the cost or equity method and are individually reviewed for impairment on a quarterly basis by comparing the carrying value to the estimated fair value. These investments may be carried at fair value on a nonrecurring basis when they are deemed to be impaired and written down to fair value. Where there is not a readily determinable fair value, the Corporation estimates fair value for indirect private equity and venture capital investments based on the net asset value, as reported by the fund.
The Corporation also holds restricted equity investments, primarily Federal Reserve Bank (FRB) and Federal Home Loan Bank (FHLB) stock. Restricted equity securities are not readily marketable and are recorded at cost (par value) in accrued income and other assets on the Consolidated Balance Sheets and evaluated for impairment based on the ultimate recoverability of the par value. No significant observable market data for these instruments is available. The Corporation considers the profitability and asset quality of the issuer, dividend payment history and recent redemption experience and believes its investments in FRB and FHLB stock are ultimately recoverable at par. Therefore, the carrying amount for these restricted equity investments approximates fair value. The Corporation classifies the estimated fair value of such investments as Level 1. The Corporation’s investment in FHLB stock totaled $7 million and $122 million at December 31, 2021 and 2020, and its investment in FRB stock totaled $85 million at both December 31, 2021 and 2020.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Comerica Incorporated and Subsidiaries

Other Short-Term Investments
Other short-term investments include deferred compensation plan assets, certificates of deposits, equity securities with a readily determinable fair value and loans held-for-sale.
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
For certain types of AFS securities, such as U.S. Treasuries and other securities with government guarantees, the Corporation generally expects zero credit losses. The zero-loss expectation applies to all the Corporation’s securities and no allowance for credit losses was recorded on its AFS securities portfolio at December 31, 2021.
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
Loan Origination Fees and Costs
Substantially all loan origination fees and costs are deferred and amortized to net interest income over the life of the related loan or over the commitment period as a yield adjustment. Net deferred income on originated loans, including unearned income and unamortized costs, fees, premiums and discounts, totaled $102 million and $145 million at December 31, 2021 and 2020, respectively. Net deferred income at December 31, 2021 and 2020 included $10 million and $55 million of net fees from PPP loans, respectively.
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
Effective January 1, 2020, the Corporation adopted the provisions of Accounting Standards Update (ASU) No. 2016-13, "Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments," commonly referred to as the current expected credit loss (CECL) model, for all financial assets, except those accounted for at fair value through net income, using the modified retrospective approach. See Note 1 to the Corporation's 2020 Annual Report for further details. For further information on the Allowance for Credit Losses, refer to Note 4.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Comerica Incorporated and Subsidiaries

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Comerica Incorporated and Subsidiaries

A loan is considered past due when the contractually required principal or interest payment is not received by the specified due date or, for certain loans, when a scheduled monthly payment is past due and unpaid for 30 days or more. Business loans are generally placed on nonaccrual status when management determines full collection of principal or interest is unlikely or when principal or interest payments are 90 days past due, unless the loan is fully collateralized and in the process of collection. The past-due status of a business loan is one of many indicative factors considered in determining the collectibility of the credit. The primary driver of when the principal amount of a business loan should be fully or partially charged-off is based on a qualitative assessment of the recoverability of the principal amount from collateral and other cash flow sources. Residential mortgage and home equity loans are generally placed on nonaccrual status once they become 90 days past due and are charged off to current appraised values less costs to sell no later than 180 days past due. In addition, junior lien home equity loans less than 90 days past due are placed on nonaccrual status if they have underlying risk characteristics that place full collection of the loan in doubt, such as when the related senior lien position is identified as seriously delinquent. Residential mortgage and consumer loans in bankruptcy for which the court has discharged the borrower's obligation and the borrower has not reaffirmed the debt are placed on nonaccrual status and written down to estimated collateral value, without regard to the actual payment status of the loan, and are classified as TDRs. All other consumer loans are generally placed on nonaccrual status at 90 days past due and are charged off at no later than 120 days past due, or earlier if deemed uncollectible. Loans with payment deferrals granted due to COVID-19 were not considered past due or nonaccrual at December 31, 2021.
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
Software
Capitalized software, stated at cost less accumulated amortization, includes purchased software, capitalizable application development costs associated with internally developed software and cloud computing arrangements, including

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Comerica Incorporated and Subsidiaries

capitalizable implementation costs associated with hosting arrangements that are service contracts. Cloud computing arrangements include software as a service (SaaS), platform as a service (PaaS), infrastructure as a service (IaaS) and other similar hosting arrangements. The Corporation primarily utilizes SaaS and IaaS arrangements. Capitalized implementation costs of hosting arrangements that are service contracts were $21 million at December 31, 2021, which included accumulated depreciation related to these costs of $3 million. Capitalized implementation costs of hosting arrangements that are service contracts were $7 million at December 31, 2020. There was no accumulated depreciation for capitalized implementation costs at December 31, 2020.
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
The Corporation performs its annual evaluation of goodwill impairment in the third quarter of each year and may elect to perform a quantitative impairment analysis or first conduct a qualitative analysis to determine if a quantitative analysis is necessary. Additionally, the Corporation evaluates goodwill impairment on an interim basis if events or changes in circumstances between annual tests indicate additional testing may be warranted to determine if goodwill might be impaired. Factors considered in the assessment of the likelihood of impairment include macroeconomic conditions, industry and market considerations, stock performance of the Corporation and its peers, financial performance of the reporting units, and previous results of goodwill impairment tests, amongst other factors. Based on the results of the qualitative analysis, the Corporation determines whether a quantitative test is necessary. The quantitative test compares the estimated fair value of identified reporting units with their carrying amount, including goodwill. If the estimated fair value of the reporting unit is less than the carrying value, an impairment charge would be recorded for the excess, not to exceed the amount of goodwill allocated to the reporting unit.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Comerica Incorporated and Subsidiaries

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
To qualify for the use of hedge accounting, a derivative must be effective at inception and expected to be continuously effective in offsetting the risk being hedged. For derivatives designated as hedging instruments at inception, the Corporation uses either the short-cut method or applies statistical regression analysis to assess effectiveness. The short-cut method is used for $2.1 billion of notional of fair value hedges of medium- and long-term debt. This method allows for the assumption of perfect effectiveness and eliminates the requirement to further assess hedge effectiveness on these transactions. For hedge relationships to which the Corporation does not apply the short-cut method, statistical regression analysis is used at inception to assess whether the derivative used is expected to be highly effective in offsetting changes in the fair value or cash flows of the hedged item. A statistical regression or qualitative analysis is performed at each reporting period thereafter to evaluate hedge effectiveness. As part of the adoption of Topic 848, certain hedge accounting requirements for qualifying modifications to derivative instruments due to reference rate reform are temporarily suspended. For further information on Topic 848, refer to the "Loans" policy in this Note.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Comerica Incorporated and Subsidiaries

Defined Benefit Pension and Other Postretirement Costs
Defined benefit pension costs are funded consistent with the requirements of federal laws and regulations. Inherent in the determination of defined benefit pension costs are assumptions concerning future events that will affect the amount and timing of required benefit payments under the plans. These assumptions include demographic assumptions such as retirement age and mortality, a compensation rate increase, a discount rate used to determine the current benefit obligation, form of payment election and a long-term expected rate of return on plan assets. Net periodic defined benefit pension expense includes service cost, interest cost based on the assumed discount rate, an expected return on plan assets based on an actuarially derived market-related value of assets (MRVA), amortization of prior service cost or credit and amortization of net actuarial gains or losses. The MRVA for fixed income securities and private placement assets is based on the fair value of plan assets, whereas the MRVA for other plan assets is determined by amortizing the current year’s investment gains and losses (the actual investment return net of the expected investment return) over 5 years. The amortization adjustment cannot exceed 10 percent of the fair value of assets. Prior service costs or credits include the impact of plan amendments on the liabilities and are amortized over the future service periods of active employees expected to receive benefits under the plan. Actuarial gains and losses result from experience different from that assumed and from changes in assumptions (excluding asset gains and losses not yet reflected in market-related value). Amortization of actuarial gains and losses is included as a component of net periodic defined benefit pension cost for a year if the actuarial net gain or loss exceeds 10 percent of the greater of the projected benefit obligation or the market-related value of plan assets. If amortization is required, the excess is amortized over the average remaining service period of participating employees expected to receive benefits under the plan. Service costs are included in salaries and benefits expense, while the other components of net periodic defined benefit pension expense are included in other noninterest expenses on the Consolidated Statements of Income.
Postretirement benefit costs includes service cost, interest cost based on the assumed discount rate, an expected return on plan assets based on an actuarially derived MRVA, amortization of prior service cost or credit and amortization of net actuarial gains or losses. The components of postretirement benefit costs follow similar policies and methodologies as defined benefit pensions costs. Postretirement benefits are recognized in other noninterest expenses on the Consolidated Statements of Income.
Effective January 1, 2021, the Corporation elected to change the accounting methodology for determining the MRVA for certain asset classes in the qualified defined benefit pension plan. The MRVA is used to calculate the Corporation's expected return on plan assets, a component of defined pension benefit cost (credit). These classes are currently comprised of the fixed income securities and private placement assets held in the portfolio, utilized by the Corporation to mitigate the impacts to financial results from changes in fair value of the pension liability. Previously, MRVA was measured using a historical five-year average fair value. Under the new methodology, the Corporation calculates MRVA using fair value of plan assets. Although both methods are permitted under U.S. GAAP, the Corporation believes the new policy is preferable for these classes of assets as it results in more timely recognition of the performance of pension assets in the results from operations.
The change in accounting methodology is applied retrospectively to all prior periods presented in the consolidated financial statements. The impact of the change to the qualified defined benefit plan on the Corporation's consolidated financial statements is as follows:
Consolidated Balance Sheets

	December 31, 2021	December 31, 2020
(in millions)	Change Impact	Previously Reported	Change Impact	Recast Amounts
Accumulated other comprehensive (loss) income	$(14)	$168	$(104)	$64
Retained earnings	14	9,623	104	9,727

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Comerica Incorporated and Subsidiaries

Consolidated Statements of Income

	Years Ended December 31,
	2021	2020			2019
(in millions)	Change Impact	Previously Reported	Change Impact	Recast Amounts	Previously Reported	Change Impact	Recast Amounts
Other noninterest expenses	$(18)	$96	$(30)	$66	$81	$(6)	$75
Provision for income taxes	$4	$117	$7	$124	$334	$2	$336
Net income	$14	$474	$23	$497	$1,198	$4	$1,202

Earnings per common share:
Basic	$0.10	$3.29	$0.16	$3.45	$7.95	$0.03	$7.98
Diluted	0.11	3.27	0.16	3.43	7.87	0.03	7.90
Consolidated Statements of Cash Flows

	Years Ended December 31,
	2021	2020			2019
(in millions)	Change Impact	Previously Reported	Change Impact	Recast Amounts	Previously Reported	Change Impact	Recast Amounts
Net income	$14	$474	$23	$497	$1,198	$4	$1,202
Provision (benefit) for deferred income taxes	4	(89)	7	(82)	12	2	14
Net periodic defined benefit credit	(18)	(25)	(30)	(55)	(29)	(6)	(35)
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
Deferred taxes arise from temporary differences between the income tax basis and financial accounting basis of assets and liabilities. Deferred tax assets are evaluated for realization based on available evidence of projected future reversals of existing taxable temporary differences, foreign tax credit limitations, assumptions made regarding future events and, when applicable, state loss carryback capacity. A valuation allowance is provided when it is more likely than not that some portion of the deferred tax asset will not be realized.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Comerica Incorporated and Subsidiaries

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Comerica Incorporated and Subsidiaries

Assets and Liabilities Recorded at Fair Value on a Recurring Basis
The following tables present the recorded amount of assets and liabilities measured at fair value on a recurring basis as of December 31, 2021 and 2020.

(in millions)	Total	Level 1	Level 2	Level 3
December 31, 2021
Deferred compensation plan assets	$113	$113	$—	$—
Equity securities	62	62	—	—
Investment securities available-for-sale:
U.S. Treasury securities	2,993	2,993	—	—
Residential mortgage-backed securities (a)	13,288	—	13,288	—
Commercial mortgage-backed securities (a)	705	—	705	—
Total investment securities available-for-sale	16,986	2,993	13,993	—
Derivative assets:
Interest rate contracts	239	—	213	26
Energy contracts	670	—	670	—
Foreign exchange contracts	19	—	19	—
Total derivative assets	928	—	902	26
Total assets at fair value	$18,089	$3,168	$14,895	$26
Derivative liabilities:
Interest rate contracts	$69	$—	$69	$—
Energy contracts	662	—	662	—
Foreign exchange contracts	16	—	16	—
Other financial derivative	13	—	—	13
Total derivative liabilities	760	—	747	13
Deferred compensation plan liabilities	113	113	—	—
Total liabilities at fair value	$873	$113	$747	$13
December 31, 2020
Deferred compensation plan assets	$107	$107	$—	$—
Equity securities	50	50	—	—
Investment securities available-for-sale:
U.S. Treasury securities	4,658	4,658	—	—
Residential mortgage-backed securities (a)	10,370	—	10,370	—
Total investment securities available-for-sale	15,028	4,658	10,370	—
Derivative assets:
Interest rate contracts	531	—	492	39
Energy contracts	151	—	151	—
Foreign exchange contracts	18	—	18	—
Total derivative assets	700	—	661	39
Total assets at fair value	$15,885	$4,815	$11,031	$39
Derivative liabilities:
Interest rate contracts	$61	$—	$61	$—
Energy contracts	149	—	149	—
Foreign exchange contracts	19	—	19	—
Other financial derivative	11	—	—	11
Total derivative liabilities	240	—	229	11
Deferred compensation plan liabilities	107	107	—	—
Total liabilities at fair value	$347	$107	$229	$11
(a)Issued and/or guaranteed by U.S. government agencies or U.S. government-sponsored enterprises.
There were no transfers of assets or liabilities recorded at fair value on a recurring basis into or out of Level 3 fair value measurements during the years ended December 31, 2021 and 2020.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Comerica Incorporated and Subsidiaries

The following table summarizes the changes in Level 3 assets measured at fair value on a recurring basis for the years ended December 31, 2021 and 2020.

		Net Realized/Unrealized Gains (Pretax) Recorded in Earnings (a)
	Balance at Beginning of Period			Sales	Balance at End of Period
(in millions)		Realized	Unrealized
Year Ended December 31, 2021
Derivative assets:
Interest rate contracts	$39	$—	$(13)	$—	$26
Derivative liabilities:
Other financial derivative	(11)	—	(2)	—	(13)
Year Ended December 31, 2020
Derivative assets:
Interest rate contracts	$22	—	$17	—	$39
Derivative liabilities:
Other financial derivative	(9)	—	(2)	—	(11)
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
The following table presents assets recorded at fair value on a nonrecurring basis at December 31, 2021 and 2020. No liabilities were recorded at fair value on a nonrecurring basis at December 31, 2021 and 2020.

(in millions)	Level 3
December 31, 2021
Loans:
Commercial	$125
Real estate construction	4
Commercial mortgage	17
International	4
Total assets at fair value	$150
December 31, 2020
Loans:
Commercial	$134
Commercial mortgage	16
Total assets at fair value	$150
Level 3 assets recorded at fair value on a nonrecurring basis at December 31, 2021 and 2020 included both nonaccrual loans and TDRs for which a specific allowance was established based on the fair value of collateral. The unobservable inputs were the additional adjustments applied by management to the appraised values to reflect such factors as non-current appraisals and revisions to estimated time to sell. These adjustments are determined based on qualitative judgments made by management on a case-by-case basis and are not observable inputs, although they are used in the determination of fair value.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Comerica Incorporated and Subsidiaries

The carrying amount and estimated fair value of financial instruments not recorded at fair value in their entirety on a recurring basis on the Corporation’s Consolidated Balance Sheets are as follows:

	Carrying Amount	Estimated Fair Value
(in millions)		Total	Level 1	Level 2	Level 3
December 31, 2021
Assets
Cash and due from banks	$1,236	$1,236	$1,236	$—	$—
Interest-bearing deposits with banks	21,443	21,443	21,443	—	—
Other short-term investments	16	16	16	—	—
Loans held-for-sale	6	6	—	6	—
Total loans, net of allowance for loan losses (a)	48,697	49,127	—	—	49,127
Customers’ liability on acceptances outstanding	5	5	5	—	—
Restricted equity investments	92	92	92	—	—
Nonmarketable equity securities (b)	5	10
Liabilities
Demand deposits (noninterest-bearing)	45,800	45,800	—	45,800	—
Interest-bearing deposits	34,566	34,566	—	34,566	—
Customer certificates of deposit	1,973	1,968	—	1,968	—
Total deposits	82,339	82,334	—	82,334	—
Acceptances outstanding	5	5	5	—	—
Medium- and long-term debt	2,796	2,854	—	2,854	—
Credit-related financial instruments	(59)	(59)	—	—	(59)
December 31, 2020
Assets
Cash and due from banks	$1,031	$1,031	$1,031	$—	$—
Interest-bearing deposits with banks	14,736	14,736	14,736	—	—
Other short-term investments	10	10	10	—	—
Loans held-for-sale	5	5	—	5	—
Total loans, net of allowance for loan losses (a)	51,343	50,601	—	—	50,601
Customers’ liability on acceptances outstanding	1	1	1	—	—
Restricted equity investments	207	207	207	—	—
Nonmarketable equity securities (b)	5	9
Liabilities
Demand deposits (noninterest-bearing)	39,420	39,420	—	39,420	—
Interest-bearing deposits	31,316	31,316	—	31,316	—
Customer certificates of deposit	2,133	2,133	—	2,133	—
Total deposits	72,869	72,869	—	72,869	—
Acceptances outstanding	1	1	1	—	—
Medium- and long-term debt	5,728	5,790	—	5,790	—
Credit-related financial instruments	(74)	(74)	—	—	(74)
(a)Included $150 million of loans recorded at fair value on a nonrecurring basis at both December 31, 2021 and 2020.
(b)Certain investments that are measured at fair value using the net asset value have not been classified in the fair value hierarchy. The fair value amounts presented in the table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the Consolidated Balance Sheets.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Comerica Incorporated and Subsidiaries

NOTE 3 - INVESTMENT SECURITIES
A summary of the Corporation’s investment securities follows:

(in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2021
Investment securities available-for-sale:
U.S. Treasury securities	$3,010	$22	$39	$2,993
Residential mortgage-backed securities (a)	13,397	67	176	13,288
Commercial mortgage-backed securities (a)	709	2	6	705
Total investment securities available-for-sale	$17,116	$91	$221	$16,986
December 31, 2020
Investment securities available-for-sale:
U.S. Treasury securities	$4,583	$76	$1	$4,658
Residential mortgage-backed securities (a)	10,169	203	2	10,370
Total investment securities available-for-sale	$14,752	$279	$3	$15,028
(a)Issued and/or guaranteed by U.S. government agencies or U.S. government-sponsored enterprises.
A summary of the Corporation’s investment securities in an unrealized loss position as of December 31, 2021 and 2020 follows:

	Less than 12 Months		12 Months or more		Total
(in millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2021
U.S. Treasury securities	$465	$6	$1,334	$33	$1,799	$39
Residential mortgage-backed securities (a)	7,197	128	1,128	48	8,325	176
Commercial mortgage-backed securities (a)	346	6	—	—	346	6
Total temporarily impaired securities	$8,008	$140	$2,462	$81	$10,470	$221
December 31, 2020
U.S. Treasury securities	$1,119	$1	$—	$—	$1,119	$1
Residential mortgage-backed securities (a)	952	2	—	—	952	2
Total temporarily impaired securities	$2,071	$3	$—	$—	$2,071	$3
(a)Issued and/or guaranteed by U.S. government agencies or U.S. government-sponsored enterprises.
Unrealized losses resulted from changes in market interest rates and liquidity. The Corporation’s portfolio is comprised of securities issued or guaranteed by the U.S. government or government-sponsored enterprises. As such, it is expected that the securities would not be settled at a price less than the amortized cost of the investments. Further, the Corporation does not intend to sell the investments, and it is not more-likely-than-not that it will be required to sell the the investments before recovery of amortized costs. At December 31, 2021, the Corporation had 461 securities in an unrealized loss position with no allowance for credit losses, comprised of 20 U.S. Treasury securities, 406 residential mortgage-backed securities and 35 commercial mortgage-backed securities.
Interest receivable on investment securities totaled $23 million and $18 million at December 31, 2021 and 2020 and was included in accrued income and other assets on the Consolidated Balance Sheets.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Comerica Incorporated and Subsidiaries

Sales, calls and write-downs of investment securities available-for-sale, primarily from repositioning $1.0 billion of lower-yielding treasury securities in the year ended December 31, 2019, resulted in the following gains and losses recorded in net securities losses on the Consolidated Statements of Income, computed based on the adjusted cost of the specific security.

(in millions)
Year Ended December 31	2021	2020	2019
Securities gains	$—	$1	$1
Securities losses	—	(1)	(8)
Net securities losses	$—	$—	$(7)
The following table summarizes the amortized cost and fair values of debt securities by contractual maturity. Securities with multiple maturity dates are classified in the period of final maturity. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(in millions)
December 31, 2021	Amortized Cost	Fair Value
Contractual maturity
Within one year	$170	$172
After one year through five years	3,098	3,088
After five years through ten years	1,290	1,297
After ten years	12,558	12,429
Total investment securities	$17,116	$16,986
Included in the contractual maturity distribution in the table above were residential mortgage-backed securities with a total amortized cost of $13.4 billion and a fair value of $13.3 billion and commercial mortgage-backed securities with a total amortized cost of $709 million and a fair value of $705 million. The actual cash flows of mortgage-backed securities may differ as borrowers of the underlying loans may exercise prepayment options.
At December 31, 2021, investment securities with a carrying value of $2.7 billion were pledged where permitted or required by law, including $1.7 billion pledged to the Federal Home Loan Bank (FHLB) as collateral for potential future borrowings of approximately $1.6 billion and $1.0 billion to secure $946 million of liabilities, primarily public and other deposits of state and local government agencies and derivative instruments. For information on FHLB borrowings, refer to Note 12.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Comerica Incorporated and Subsidiaries

NOTE 4 – CREDIT QUALITY AND ALLOWANCE FOR CREDIT LOSSES
The following table presents an aging analysis of the amortized cost basis of loans.

	Loans Past Due and Still Accruing
(in millions)	30-59 Days	60-89 Days	90 Days or More	Total	Nonaccrual Loans	Current Loans (a)	Total Loans
December 31, 2021
Business loans:
Commercial	$35	$18	$6	$59	$173	$29,134	$29,366
Real estate construction:
Commercial Real Estate business line (b)	—	—	—	—	—	2,391	2,391
Other business lines (c)	15	1	—	16	6	535	557
Total real estate construction	15	1	—	16	6	2,926	2,948
Commercial mortgage:
Commercial Real Estate business line (b)	—	—	—	—	1	3,337	3,338
Other business lines (c)	18	4	16	38	31	7,848	7,917
Total commercial mortgage	18	4	16	38	32	11,185	11,255
Lease financing	5	—	—	5	—	635	640
International	5	8	1	14	5	1,189	1,208
Total business loans	78	31	23	132	216	45,069	45,417
Retail loans:
Residential mortgage	4	—	—	4	36	1,731	1,771
Consumer:
Home equity	4	3	—	7	12	1,514	1,533
Other consumer	32	1	4	37	—	527	564
Total consumer	36	4	4	44	12	2,041	2,097
Total retail loans	40	4	4	48	48	3,772	3,868
Total loans	$118	$35	$27	$180	$264	$48,841	$49,285
December 31, 2020
Business loans:
Commercial	$62	$115	$33	$210	$252	$32,291	$32,753
Real estate construction:
Commercial Real Estate business line (b)	31	—	—	31	—	3,626	3,657
Other business lines (c)	9	—	—	9	1	415	425
Total real estate construction	40	—	—	40	1	4,041	4,082
Commercial mortgage:
Commercial Real Estate business line (b)	51	1	—	52	3	2,218	2,273
Other business lines (c)	48	40	5	93	26	7,520	7,639
Total commercial mortgage	99	41	5	145	29	9,738	9,912
Lease financing	14	—	1	15	1	578	594
International	—	—	—	—	—	926	926
Total business loans	215	156	39	410	283	47,574	48,267
Retail loans:
Residential mortgage	11	4	—	15	47	1,768	1,830
Consumer:
Home equity	7	1	—	8	17	1,563	1,588
Other consumer	10	—	6	16	—	590	606
Total consumer	17	1	6	24	17	2,153	2,194
Total retail loans	28	5	6	39	64	3,921	4,024
Total loans	$243	$161	$45	$449	$347	$51,495	$52,291
(a)Includes $22 million and $141 million of loans with deferred payments not considered past due in accordance with the CARES Act, at December 31, 2021 and 2020, respectively.
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

	December 31, 2021
	Vintage Year
(in millions)	2021		2020		2019	2018	2017	Prior	Revolvers	Revolvers Converted to Term	Total
Business loans:
Commercial:
Pass (a)	$5,270	(b)	$1,740	(b)	$1,528	$947	$713	$763	$17,241	$10	$28,212
Criticized (c)	101		120		105	86	26	94	620	2	1,154
Total commercial	5,371		1,860		1,633	1,033	739	857	17,861	12	29,366
Real estate construction
Pass (a)	458		858		849	424	158	34	132	—	2,913
Criticized (c)	—		3		—	13	8	8	3	—	35
Total real estate construction	458		861		849	437	166	42	135	—	2,948
Commercial mortgage
Pass (a)	2,491		1,932		1,444	1,343	1,018	2,298	481	—	11,007
Criticized (c)	17		44		50	22	23	87	5	—	248
Total commercial mortgage	2,508		1,976		1,494	1,365	1,041	2,385	486	—	11,255
Lease financing
Pass (a)	166		88		97	50	38	179	—	—	618
Criticized (c)	—		2		10	8	1	1	—	—	22
Total lease financing	166		90		107	58	39	180	—	—	640
International
Pass (a)	381		141		103	29	1	16	480	—	1,151
Criticized (c)	20		10		3	5	4	8	7	—	57
Total international	401		151		106	34	5	24	487	—	1,208
Total business loans	8,904		4,938		4,189	2,927	1,990	3,488	18,969	12	45,417
Retail loans:
Residential mortgage
Pass (a)	443		527		164	83	111	407	—	—	1,735
Criticized (c)	5		—		1	2	7	21	—	—	36
Total residential mortgage	448		527		165	85	118	428	—	—	1,771
Consumer:
Home equity
Pass (a)	—		—		—	—	—	11	1,460	45	1,516
Criticized (c)	—		—		—	—	—	1	12	4	17
Total home equity	—		—		—	—	—	12	1,472	49	1,533
Other consumer
Pass (a)	101		68		13	9	1	31	337	—	560
Criticized (c)	—		—		—	—	—	—	4	—	4
Total other consumer	101		68		13	9	1	31	341	—	564
Total consumer	101		68		13	9	1	43	1,813	49	2,097
Total retail loans	549		595		178	94	119	471	1,813	49	3,868
Total loans	$9,453		$5,533		$4,367	$3,021	$2,109	$3,959	$20,782	$61	$49,285

Table continues on the following page.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
(b)Includes Small Business Administration Paycheck Protection Program (PPP) loans of $292 million and $166 million originating in 2021 and 2020, respectively, at December 31, 2021, and PPP loans of $3.5 billion originating in 2020 at December 31, 2020.
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
Loan interest receivable totaled $120 million and $141 million at December 31, 2021 and 2020, respectively, and was included in accrued income and other assets on the Consolidated Balance Sheets.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Comerica Incorporated and Subsidiaries

Allowance for Credit Losses
The following table details the changes in the allowance for credit losses.

	2021			2020			2019
(in millions)	Business Loans	Retail Loans	Total	Business Loans	Retail Loans	Total	Business Loans	Retail Loans	Total
Years Ended December 31,
Balance at beginning of period:
Allowance for loan losses	$895	$53	$948	$601	$36	$637	$627	$44	$671
Allowance for credit losses on lending-related commitments	35	9	44	28	3	31	26	4	30
Allowance for credit losses	930	62	992	629	39	668	653	48	701
Cumulative effect of change in accounting principle	—	—	—	(42)	25	(17)	—	—	—
Loan charge-offs	(67)	(3)	(70)	(233)	(5)	(238)	(147)	(5)	(152)
Recoveries on loans previously charged-off	76	4	80	38	4	42	40	5	45
Net loan recoveries (charge-offs)	9	1	10	(195)	(1)	(196)	(107)	—	(107)
Provision for credit losses:
Provision for loan losses	(373)	3	(370)	531	(7)	524	81	(8)	73
Provision for credit losses on lending-related commitments	(11)	(3)	(14)	7	6	13	2	(1)	1
Provision for credit losses	(384)	—	(384)	538	(1)	537	83	(9)	74
Balance at end of period:
Allowance for loan losses	531	57	588	895	53	948	601	36	637
Allowance for credit losses on lending-related commitments	24	6	30	35	9	44	28	3	31
Allowance for credit losses	$555	$63	$618	$930	$62	$992	$629	$39	$668
Allowance for loan losses as a percentage of total loans	1.17%	1.47%	1.19%	1.85%	1.32%	1.81%	1.30%	0.84%	1.27%
Allowance for loan losses as a percentage of total loans excluding PPP loans	1.18	n/a	1.20	2.00	n/a	1.94	n/a	n/a	n/a
Allowance for credit losses as a percentage of total loans	1.22	1.63	1.26	1.93	1.55	1.90	1.37	0.91	1.33
Allowance for credit losses as a percentage of total loans excluding PPP loans	1.24	n/a	1.27	2.08	n/a	2.03	n/a	n/a	n/a
n/a - not applicable

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Comerica Incorporated and Subsidiaries

Nonaccrual Loans
The following table presents additional information regarding nonaccrual loans. No interest income was recognized on nonaccrual loans for the years ended December 31, 2021, 2020 and 2019.

(in millions)	Nonaccrual Loans with No Related Allowance	Nonaccrual Loans with Related Allowance	Total Nonaccrual Loans
December 31, 2021
Business loans:
Commercial	$8	$165	$173
Real estate construction:
Other business lines (a)	—	6	6
Commercial mortgage:
Commercial Real Estate business line (b)	—	1	1
Other business lines (a)	4	27	31
Total commercial mortgage	4	28	32
International	—	5	5
Total business loans	12	204	216
Retail loans:
Residential mortgage	36	—	36
Consumer:
Home equity	12	—	12
Total retail loans	48	—	48
Total nonaccrual loans	$60	$204	$264
December 31, 2020
Business loans:
Commercial	$57	$195	$252
Real estate construction:
Other business lines (a)	—	1	1
Commercial mortgage:
Commercial Real Estate business line (b)	1	2	3
Other business lines (a)	5	21	26
Total commercial mortgage	6	23	29
Lease financing	—	1	1
Total business loans	63	220	283
Retail loans:
Residential mortgage	47	—	47
Consumer:
Home equity	17	—	17
Total retail loans	64	—	64
Total nonaccrual loans	$127	$220	$347
(a)Primarily loans secured by owner-occupied real estate.
(b)Primarily loans to real estate developers.
Foreclosed Properties
Foreclosed properties totaled $1 million and $8 million at December 31, 2021 and 2020, respectively. There were no retail loans secured by residential real estate properties in process of foreclosure included in nonaccrual loans in either of the years ended December 31, 2021 and 2020.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Comerica Incorporated and Subsidiaries

Troubled Debt Restructurings
The following table details the amortized cost basis at December 31, 2021 and 2020 of loans considered to be TDRs that were restructured during the years ended December 31, 2021 and 2020, by type of modification. In cases of loans with more than one type of modification, the loans were categorized based on the most significant modification.

	2021			2020
	Type of Modification			Type of Modification
(in millions)	Principal Deferrals (a)	Interest Rate Reductions	Total Modifications	Principal Deferrals (a)	Interest Rate Reductions	Total Modifications
Years Ended December 31,
Business loans:
Commercial	$8	$—	$8	$18	$—	$18
Commercial mortgage:
Other business lines (b)	—	—	—	2	—	2
Total business loans	8	—	8	20	—	20
Retail loans:
Consumer:
Home equity (c)	—	2	2	—	2	2
Total retail loans	—	2	2	—	2	2
Total loans	$8	$2	$10	$20	$2	$22
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
The Corporation charges interest on principal balances outstanding during deferral periods. Additionally, none of the modifications involved forgiveness of principal. There were no commitments to lend additional funds to borrowers whose terms have been modified in TDRs at December 31, 2021 and 2020. On an ongoing basis, the Corporation monitors the performance of modified loans to their restructured terms. The allowance for loan losses continues to be reassessed on the basis of an individual evaluation of the loan. Loans with terms extended by more than an insignificant time period in accordance with the provisions of the CARES Act, primarily retail loans, were $22 million and $72 million at December 31, 2021 and 2020, respectively and not reported as TDRs.
For principal deferrals, incremental deterioration in the credit quality of the loan, represented by a downgrade in the risk rating of the loan, for example, due to missed interest payments or a reduction of collateral value, is considered a subsequent default. For interest rate reductions, a subsequent payment default is defined in terms of delinquency, when a principal or interest payment is 90 days past due. Of the TDRs modified during the years ended December 31, 2021 and 2020, there were no subsequent defaults of principal deferrals or interest rate reductions for the year ended December 31, 2021, compared to $10 million of principal deferrals and no interest rate reductions in the comparable period in 2020.

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
At December 31, 2021, the Corporation's concentration of credit risk with the commercial real estate industry, which includes a portfolio of real estate construction and commercial mortgage loans, represented 29 percent of total loans. The following table summarizes the Corporation's commercial real estate loan portfolio by loan category.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Comerica Incorporated and Subsidiaries

(in millions)
December 31	2021	2020
Real estate construction loans:
Commercial Real Estate business line (a)	$2,391	$3,657
Other business lines (b)	557	425
Total real estate construction loans	2,948	4,082
Commercial mortgage loans:
Commercial Real Estate business line (a)	3,338	2,273
Other business lines (b)	7,917	7,639
Total commercial mortgage loans	11,255	9,912
Total commercial real estate loans	$14,203	$13,994
Total unused commitments on commercial real estate loans	$4,030	$3,272
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
The Corporation also has a concentration of credit risk with the automotive industry. Outstanding loans, included in commercial loans on the Consolidated Balance Sheets, and total exposure (outstanding loans, unused commitments and standby letters of credit) to companies related to the automotive industry were as follows:

(in millions)
December 31	2021	2020
Automotive loans:
Production (a)	$1,112	$1,093
Dealer	4,162	5,692
Total automotive loans	$5,274	$6,785
Total automotive exposure:
Production (a)	$2,041	$2,267
Dealer	10,665	9,653
Total automotive exposure	$12,706	$11,920
(a)Excludes PPP loans.

NOTE 6 - PREMISES AND EQUIPMENT
A summary of premises and equipment by major category follows:

(in millions)
December 31	2021	2020
Land	$85	$86
Buildings and improvements	852	847
Furniture and equipment	516	485
Total cost	1,453	1,418
Less: Accumulated depreciation and amortization	(999)	(959)
Net book value	$454	$459
The Corporation conducts a portion of its business from leased facilities and leases certain equipment. Refer to Note 26 for more information on leased facilities and equipment.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Comerica Incorporated and Subsidiaries

NOTE 7 - GOODWILL AND CORE DEPOSIT INTANGIBLES
The following table summarizes the carrying value of goodwill by reporting unit for the years ended December 31, 2021 and 2020.

(in millions)
December 31	2021	2020
Commercial Bank	$473	$473
Retail Bank	101	101
Wealth Management	61	61
Total	$635	$635
The Corporation performs its annual evaluation of goodwill impairment in the third quarter of each year and may elect to perform a quantitative impairment analysis or first conduct a qualitative analysis to determine if a quantitative analysis is necessary. In addition, the Corporation evaluates goodwill impairment on an interim basis if events or changes in circumstances between annual tests indicate additional testing may be warranted to determine if goodwill might be impaired.
In 2021 and 2020, the annual test of goodwill impairment was performed as of the beginning of the third quarter, and in both periods, a qualitative assessment resulted in the Corporation determining goodwill was not impaired, as it was more likely than not that the fair value of each reporting unit exceeded its carrying value.
Due to significant deterioration of economic conditions and the spread of the coronavirus global pandemic in first quarter 2020, the Corporation assessed impairment indicators and determined it was more likely than not that the fair value of each reporting unit exceeded its carrying value. In second quarter 2020, the Corporation performed an interim quantitative impairment test in response to continued macroeconomic deterioration as a result of the global pandemic and the ongoing impacts to the banking industry and markets in which the Corporation operates. At the conclusion of the second quarter 2020 quantitative test, the Corporation determined that the estimated fair values of all reporting units substantially exceeded their carrying values, including goodwill.
A summary of core deposit intangible carrying value and related accumulated amortization follows:

(in millions)
December 31	2021	2020
Gross carrying amount	$34	$34
Accumulated amortization	$(34)	$(33)
Net carrying amount	$—	$1
The Corporation recorded amortization expense related to the core deposit intangible of $1 million, $1 million and $2 million for the years ended December 31, 2021, 2020 and 2019, respectively. The core deposit intangible was fully amortized at December 31, 2021.
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
Credit risk is the possible loss that may occur in the event of nonperformance by the counterparty to a financial instrument. The Corporation attempts to minimize credit risk arising from customer-initiated derivatives by evaluating the creditworthiness of each customer, adhering to the same credit approval process used for traditional lending activities and

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Comerica Incorporated and Subsidiaries

obtaining collateral as deemed necessary. Derivatives with dealer counterparties are either cleared through a clearinghouse or settled directly with a single counterparty. For derivatives settled directly with dealer counterparties, the Corporation utilizes counterparty risk limits and monitoring procedures as well as master netting arrangements and bilateral collateral agreements to facilitate the management of credit risk. Master netting arrangements effectively reduce credit valuation adjustments by permitting settlement of positive and negative positions and offset cash collateral held with the same counterparty on a net basis. Bilateral collateral agreements require daily exchange of cash or highly rated securities issued by the U.S. Treasury or other U.S. government entities to collateralize amounts due to either party. At December 31, 2021, counterparties with bilateral collateral agreements deposited $18 million of cash with the Corporation to secure the fair value of contracts in an unrealized gain position, and the Corporation had pledged $54 million of marketable investment securities and posted $494 million of cash as collateral for contracts in an unrealized loss position. For those counterparties not covered under bilateral collateral agreements, collateral is obtained, if deemed necessary, based on the results of management’s credit evaluation of the counterparty. Collateral varies, but may include cash, investment securities, accounts receivable, equipment or real estate. Included in the fair value of derivative instruments are credit valuation adjustments reflecting counterparty credit risk. These adjustments are determined by applying a credit spread for the counterparty or the Corporation, as appropriate, to the total expected exposure of the derivative.
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
The following table presents the composition of the Corporation’s derivative instruments held or issued for risk management purposes or in connection with customer-initiated and other activities at December 31, 2021 and 2020. The table excludes a derivative related to the Corporation's 2008 sale of its remaining ownership of Visa shares.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Comerica Incorporated and Subsidiaries

	December 31, 2021			December 31, 2020
		Fair Value			Fair Value
(in millions)	Notional/ Contract Amount (a)	Gross Derivative Assets	Gross Derivative Liabilities	Notional/ Contract Amount (a)	Gross Derivative Assets	Gross Derivative Liabilities
Risk management purposes
Derivatives designated as hedging instruments
Interest rate contracts:
Fair value swaps - receive fixed/pay floating	$2,650	$—	$—	$2,650	$—	$—
Cash flow swaps - receive fixed/ pay floating (b)	8,050	—	—	5,550	—	—
Derivatives used as economic hedges
Foreign exchange contracts:
Spot, forwards and swaps	452	—	2	442	1	4
Total risk management purposes	11,152	—	2	8,642	1	4
Customer-initiated and other activities
Interest rate contracts:
Caps and floors written	809	—	3	869	—	—
Caps and floors purchased	809	3	—	869	—	—
Swaps	19,382	236	66	19,783	531	61
Total interest rate contracts	21,000	239	69	21,521	531	61
Energy contracts:
Caps and floors written	1,779	—	203	503	1	33
Caps and floors purchased	1,779	204	—	503	33	1
Swaps	4,212	466	459	2,115	117	115
Total energy contracts	7,770	670	662	3,121	151	149
Foreign exchange contracts:
Spot, forwards, options and swaps	1,716	19	14	1,901	17	15
Total customer-initiated and other activities	30,486	928	745	26,543	699	225
Total gross derivatives	$41,638	928	747	$35,185	700	229
Amounts offset in the Consolidated Balance Sheets:
Netting adjustment - Offsetting derivative assets/liabilities		(187)	(187)		(83)	(83)
Netting adjustment - Cash collateral received/posted		(15)	(452)		(17)	(48)
Net derivatives included in the Consolidated Balance Sheets (c)		726	108		600	98
Amounts not offset in the Consolidated Balance Sheets:
Marketable securities pledged under bilateral collateral agreements		—	(52)		—	(42)
Net derivatives after deducting amounts not offset in the Consolidated Balance Sheets		$726	$56		$600	$56
(a)Notional or contractual amounts, which represent the extent of involvement in the derivatives market, are used to determine the contractual cash flows required in accordance with the terms of the agreement. These amounts are typically not exchanged, significantly exceed amounts subject to credit or market risk and are not reflected on the Consolidated Balance Sheets.
(b)December 31, 2021 included $3.0 billion of forward starting swaps that will become effective on their contractual start dates in 2022 and 2023.
(c)Net derivative assets are included in accrued income and other assets and net derivative liabilities are included in accrued expenses and other liabilities on the Consolidated Balance Sheets. Included in the fair value of net derivative assets and net derivative liabilities are credit valuation adjustments reflecting counterparty credit risk and credit risk of the Corporation. The fair value of net derivative assets included credit valuation adjustments for counterparty credit risk of $9 million and $27 million at December 31, 2021 and 2020, respectively.
Risk Management
The Corporation's derivative instruments used for managing interest rate risk include cash flow hedging strategies that convert variable-rate loans to fixed rates and fair value hedging strategies that convert fixed-rate medium-and long-term debt to variable rates. Interest and fees on loans included $95 million and $70 million of cash flow hedge income for the years ended

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Comerica Incorporated and Subsidiaries

December 31, 2021 and 2020, respectively. There was no cash flow hedge income for the year ended December 31, 2019. Interest rate swap agreements with a notional amount of $500 million outstanding matured in 2021. In the fourth quarter of 2021, the Corporation entered into $3.0 billion of forward starting receive fixed interest rate swaps that will become effective on their contractual start dates in 2022 and 2023.
The following table details the effects of fair value hedging on the Consolidated Statements of Income.

(in millions)	Interest on Medium- and Long-Term Debt
Years Ended December 31	2021	2020	2019
Total interest on medium-and long-term debt (a)	$35	$80	$197
Fair value hedging relationships:
Interest rate contracts:
Hedged items	102	109	110
Derivatives designated as hedging instruments	(68)	(51)	(4)
(a)Includes the effects of hedging.
For information on accumulated net gains on cash flow hedges, refer to Note 14.
The following table summarizes the expected weighted average remaining maturity of the notional amount of risk management interest rate swaps, the carrying amount of the related hedged items and the weighted average interest rates associated with amounts expected to be received or paid on interest rate swap agreements as of December 31, 2021 and 2020.
Cash flow swaps - receive fixed/pay floating rate on variable-rate loans

(dollar amounts in millions)	December 31, 2021	December 31, 2020
Weighted average:
Time to maturity (in years)	2.1	2.3
Receive rate (a)	1.84%	1.87%
Pay rate (a), (b)	0.10	0.15
(a)December 31, 2021 excludes $3.0 billion of forward starting receive fixed swaps that will become effective on their contractual start dates in 2022 and 2023.
(b)Variable rates paid on receive fixed swaps designated as cash flow hedges are based on one-month LIBOR rates in effect at December 31, 2021 and 2020. Derivative contracts with maturity dates beyond the LIBOR cessation date will fall back to the daily Secured Overnight Financing Rate (SOFR) with a spread adjustment.
Fair value swaps - receive fixed/pay floating rate on medium- and long-term debt

(dollar amounts in millions)	December 31, 2021	December 31, 2020
Carrying value of hedged items (a)	2,796	2,928
Weighted average:
Time to maturity (in years)	3.6	4.6
Receive rate	3.68%	3.68%
Pay rate (b)	1.08	1.16
(a)Included $145 million and $279 million of cumulative hedging adjustments at December 31, 2021 and 2020, respectively, which included $5 million and $6 million, respectively, of hedging adjustment on a discontinued hedging relationship.
(b)Floating rates paid on receive fixed swaps designated as fair value hedges are based on one-month LIBOR rates in effect at December 31, 2021 and 2020. Derivative contracts with maturity dates beyond the LIBOR cessation date will fall back to the daily SOFR with a spread adjustment.
Customer-Initiated and Other
The Corporation enters into derivative transactions at the request of customers and generally takes offsetting positions with dealer counterparties to mitigate the inherent market risk. Income primarily results from the spread between the customer derivative and the offsetting dealer position.
For customer-initiated foreign exchange contracts where offsetting positions have not been taken, the Corporation manages the remaining inherent market risk through individual foreign currency position limits and aggregate value-at-risk limits. These limits are established annually and reviewed quarterly. For those customer-initiated derivative contracts which were not offset or where the Corporation holds a position within the limits described above, the Corporation recognized no net gains and losses in other noninterest income on the Consolidated Statements of Income for the years ending December 31, 2021, 2020 and 2019, respectively.

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

	Years Ended December 31,
(in millions)	2021	2020	2019
Interest rate contracts	$36	$26	$27
Energy contracts	18	1	5
Foreign exchange contracts	45	40	44
Total	$99	$67	$76
Credit-Related Financial Instruments
The Corporation issues off-balance sheet financial instruments in connection with commercial and consumer lending activities. The Corporation’s credit risk associated with these instruments is represented by the contractual amounts indicated in the following table.

(in millions)
December 31	2021	2020
Unused commitments to extend credit:
Commercial and other	$25,910	$23,443
Bankcard, revolving check credit and home equity loan commitments	3,554	3,297
Total unused commitments to extend credit	$29,464	$26,740
Standby letters of credit	$3,378	$3,273
Commercial letters of credit	44	30
The Corporation maintains an allowance to cover current expected credit losses inherent in lending-related commitments, including unused commitments to extend credit, letters of credit and financial guarantees. The allowance for credit losses on lending-related commitments, included in accrued expenses and other liabilities on the Consolidated Balance Sheets, was $30 million and $44 million at December 31, 2021 and 2020, respectively.
Unused Commitments to Extend Credit
Commitments to extend credit are legally binding agreements to lend to a customer, provided there is no violation of any condition established in the contract. These commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many commitments expire without being drawn upon, the total contractual amount of commitments does not necessarily represent future cash requirements of the Corporation. Commercial and other unused commitments are primarily variable rate commitments. The allowance for credit losses on lending-related commitments included $27 million and $37 million at December 31, 2021 and 2020, respectively, for expected credit losses inherent in the Corporation’s unused commitments to extend credit.
Standby and Commercial Letters of Credit
Standby letters of credit represent conditional obligations of the Corporation which guarantee the performance of a customer to a third party. Standby letters of credit are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing and similar transactions. Commercial letters of credit are issued to finance foreign or domestic trade transactions. These contracts expire in decreasing amounts through the year 2028. The Corporation may enter into participation arrangements with third parties that effectively reduce the maximum amount of future payments which may be required under standby and commercial letters of credit. These risk participations covered $98 million and $150 million at December 31, 2021 and 2020, respectively, of the $3.4 billion and $3.3 billion of standby and commercial letters of credit outstanding at December 31, 2021 and 2020, respectively.
The carrying value of the Corporation’s standby and commercial letters of credit, included in accrued expenses and other liabilities on the Consolidated Balance Sheets, totaled $32 million at December 31, 2021, including $29 million in deferred fees and $3 million in the allowance for credit losses on lending-related commitments. At December 31, 2020, the comparable amounts were $37 million, $30 million and $7 million, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Comerica Incorporated and Subsidiaries

The following table presents a summary of criticized standby and commercial letters of credit at December 31, 2021 and 2020. The Corporation's criticized list is consistent with the Special Mention, Substandard and Doubtful categories defined by regulatory authorities. The Corporation manages credit risk through underwriting, periodically reviewing and approving its credit exposures using Board committee approved credit policies and guidelines.

(dollar amounts in millions)	December 31, 2021	December 31, 2020
Total criticized standby and commercial letters of credit	$37	$73
As a percentage of total outstanding standby and commercial letters of credit	1.1%	2.2%
Other Credit-Related Financial Instruments
The Corporation enters into credit risk participation agreements, under which the Corporation assumes credit exposure associated with a borrower’s performance related to certain interest rate derivative contracts. The Corporation is not a party to the interest rate derivative contracts and only enters into these credit risk participation agreements in instances in which the Corporation is also a party to the related loan participation agreement for such borrowers. The Corporation manages its credit risk on the credit risk participation agreements by monitoring the creditworthiness of the borrowers, which is based on the normal credit review process as if the Corporation had entered into the derivative instruments directly with the borrower. The notional amount of such credit risk participation agreements reflects the pro-rata share of the derivative instrument, consistent with its share of the related participated loan. The total notional amount of the credit risk participation agreements was approximately $1.1 billion at both December 31, 2021 and 2020, and the fair value was $1 million at December 31, 2021 and $3 million at December 31, 2020, respectively. The maximum estimated exposure to these agreements, as measured by projecting a maximum value of the guaranteed derivative instruments, assuming 100 percent default by all obligors on the maximum values, was $30 million and $62 million at December 31, 2021 and 2020, respectively. In the event of default, the lead bank has the ability to liquidate the assets of the borrower, in which case the lead bank would be required to return a percentage of the recouped assets to the participating banks. As of December 31, 2021, the weighted average remaining maturity of outstanding credit risk participation agreements was 4.2 years.
In 2008, the Corporation sold its remaining ownership of Visa Class B shares and entered into a derivative contract. Under the terms of the derivative contract, the Corporation will compensate the counterparty primarily for dilutive adjustments made to the conversion factor of the Visa Class B shares to Class A shares based on the ultimate outcome of litigation involving Visa. Conversely, the Corporation will be compensated by the counterparty for any increase in the conversion factor from anti-dilutive adjustments. The notional amount of the derivative contract was equivalent to approximately 780,000 Visa Class B Shares. The fair value of the derivative liability, included in accrued expenses and other liabilities on the Consolidated Balance Sheets, was $13 million and $11 million at December 31, 2021 and 2020, respectively.
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
The Corporation accounts for its interests in LIHTC entities using the proportional amortization method. Ownership interests in other tax credit entities are accounted for under either the cost or equity method. Exposure to loss as a result of the Corporation’s involvement in LIHTC entities and other tax credit entities at December 31, 2021 was limited to $451 million and $20 million, respectively.
Investment balances, including all legally binding commitments to fund future investments, are included in accrued income and other assets on the Consolidated Balance Sheets. A liability is recognized in accrued expenses and other liabilities on the Consolidated Balance Sheets for all legally binding unfunded commitments to fund tax credit entities ($169 million at December 31, 2021). Amortization and other write-downs of LIHTC investments are presented on a net basis as a component of the provision for income taxes on the Consolidated Statements of Income, while amortization and write-downs of other tax

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Comerica Incorporated and Subsidiaries

credit investments are recorded in other noninterest income. The income tax credits and deductions are recorded as a reduction of income tax expense and a reduction of federal income taxes payable.
The Corporation provided no financial or other support that was not contractually required to any of the above VIEs during the years ended December 31, 2021, 2020 and 2019.
The following table summarizes the impact of these tax credit entities on the Corporation’s Consolidated Statements of Income.

(in millions)
Years Ended December 31	2021	2020	2019
Other noninterest income:
Amortization of other tax credit investments	$1	$1	$2
Provision for income taxes:
Amortization of LIHTC Investments	71	$67	65
Low income housing tax credits	(68)	(63)	(62)
Other tax benefits related to tax credit entities	(17)	(16)	(13)
Total provision for income taxes	$(14)	$(12)	$(10)
For further information on the Corporation’s consolidation policy, see Note 1.
NOTE 10 - DEPOSITS
At December 31, 2021, the scheduled maturities of certificates of deposit and other deposits with a stated maturity were as follows:

(in millions)
Years Ending December 31
2022	$1,837
2023	115
2024	20
2025	20
2026	18
Thereafter	13
Total	$2,023
A maturity distribution of domestic certificates of deposit of $100,000 and over follows:

(in millions)
December 31	2021	2020
Three months or less	$436	$366
Over three months to six months	314	246
Over six months to twelve months	319	387
Over twelve months	74	205
Total	$1,143	$1,204
The aggregate amount of domestic certificates of deposit that meet or exceed the current FDIC insurance limit of $250,000 was $627 million and $632 million at December 31, 2021 and 2020, respectively. All foreign office time deposits were in denominations of $250,000 or more and totaled $50 million and $66 million at December 31, 2021 and 2020, respectively.
NOTE 11 - SHORT-TERM BORROWINGS
Federal funds purchased and securities sold under agreements to repurchase generally mature within one to four days from the transaction date. Other short-term borrowings, which may consist of borrowed securities and short-term notes, generally mature within one to 120 days from the transaction date.
At December 31, 2021, Comerica Bank (the Bank), a wholly-owned subsidiary of the Corporation, had pledged loans totaling $21.2 billion which provided for up to $17.0 billion of available collateralized borrowing with the FRB.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Comerica Incorporated and Subsidiaries

The following table provides a summary of short-term borrowings.

(dollar amounts in millions)	Federal Funds Purchased and Securities Sold Under Agreements to Repurchase	Other Short-term Borrowings
December 31, 2021
Amount outstanding at year-end	$—	$—
Weighted average interest rate at year-end	—%	—%
Maximum month-end balance during the year	$2	$—
Average balance outstanding during the year	2	—
Weighted average interest rate during the year	0.06%	—%
December 31, 2020
Amount outstanding at year-end	$—	$—
Weighted average interest rate at year-end	—%	—%
Maximum month-end balance during the year	$1,513	$1,250
Average balance outstanding during the year	30	284
Weighted average interest rate during the year	0.97%	0.25%
December 31, 2019
Amount outstanding at year-end	$71	$—
Weighted average interest rate at year-end	1.50%	—%
Maximum month-end balance during the year	$835	$1,200
Average balance outstanding during the year	113	256
Weighted average interest rate during the year	2.28%	2.44%
NOTE 12 - MEDIUM- AND LONG-TERM DEBT
Medium- and long-term debt is summarized as follows:

(in millions)
December 31	2021	2020
Parent company
Subordinated notes:
3.80% subordinated notes due 2026 (a)	$265	$280
Medium- and long-term notes:
3.70% notes due 2023 (a)	877	905
4.00% notes due 2029 (a)	594	633
Total medium- and long-term notes	1,471	1,538
Total parent company	1,736	1,818
Subsidiaries
Subordinated notes:
4.00% subordinated notes due 2025 (a)	363	380
7.875% subordinated notes due 2026 (a)	190	207
Total subordinated notes	553	587
Medium- and long-term notes:
2.50% notes due 2024 (a)	507	523
Total medium- and long-term notes	507	523
Federal Home Loan Bank (FHLB) advances:
Floating-rate based on FHLB auction rate due 2026	—	2,800
Total FHLB advances	—	2,800
Total subsidiaries	1,060	3,910
Total medium- and long-term debt	$2,796	$5,728
(a)The fixed interest rates on these notes have been swapped to a variable rate and designated in a hedging relationship. Accordingly, carrying value has been adjusted to reflect the change in the fair value of the debt as a result of changes in the benchmark rate.
Subordinated notes with remaining maturities greater than one year qualify as Tier 2 capital.
The Bank, a wholly-owned subsidiary of the Corporation, is a member of the FHLB, which provides short- and long-term funding to its members through advances collateralized by real estate-related assets. The interest rates on FHLB advances reset between four and eight weeks, based on the FHLB auction rate. Each note may be prepaid in full, without penalty, at each

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Comerica Incorporated and Subsidiaries

scheduled reset date. The Bank held no outstanding long-term advances at December 31, 2021. FHLB advances outstanding at December 31, 2020 were paid in full in the first quarter of 2021. Borrowing capacity is contingent on the amount of collateral available to be pledged to the FHLB. At December 31, 2021, $18.3 billion of real estate-related loans were pledged to the FHLB as collateral providing $10.2 billion for potential future borrowings.
Unamortized debt issuance costs deducted from the carrying amount of medium- and long-term debt totaled $7 million and $10 million at December 31, 2021 and 2020, respectively.
At December 31, 2021, the principal maturities of medium- and long-term debt were as follows:

(in millions)
Years Ending December 31
2022	$—
2023	850
2024	500
2025	350
2026	400
Thereafter	550
Total	$2,650
NOTE 13 - SHAREHOLDERS’ EQUITY
In March 2020, as the economic climate grew increasingly uncertain, the Corporation temporarily suspended its share repurchase program, initially authorized in 2010 by the Board of Directors of the Corporation, with a focus on deploying capital to meet customers' growing financial requirements. In the second quarter 2021, share repurchases were resumed under the share repurchase program, including an Accelerated Share Repurchase transaction (ASR). On April 27, 2021, the Corporation's Board of Directors approved the authorization to repurchase up to an additional 10 million shares of its outstanding common stock, including the ASR.
Repurchases of common stock under the share repurchase program totaled 9.5 million shares at an average price paid of $75.82 in 2021, 3.2 million shares at an average price paid of $58.55 per share in 2020 and 18.6 million shares at an average price paid of $73.60 per share in 2019. There is no expiration date for the share repurchase program. During the year ended December 31, 2021, the Corporation repurchased $720 million under the share repurchase program.
At December 31, 2021, the Corporation had 4.4 million shares of common stock reserved for stock option exercises and restricted stock unit vesting and 41,000 shares of restricted stock outstanding to employees and directors under share-based compensation plans.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Comerica Incorporated and Subsidiaries

NOTE 14 - ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME
The following table presents a reconciliation of the changes in the components of accumulated other comprehensive (loss) income and details the components of other comprehensive (loss) income for the years ended December 31, 2021, 2020 and 2019, including the amount of income tax expense (benefit) allocated to each component of other comprehensive (loss) income.

(in millions)
Years Ended December 31	2021	2020	2019
Accumulated net unrealized (losses) gains on investment securities:
Balance at beginning of period, net of tax	$211	$65	$(138)
Net unrealized holding (losses) gains arising during the period	(406)	191	257
Less: (Benefit) provision for income taxes	(96)	45	60
Net unrealized holding (losses) gains arising during the period, net of tax	(310)	146	197
Less:
Net realized losses included in net securities losses	—	—	(8)
Less: Benefit for income taxes	—	—	(2)
Reclassification adjustment for net securities losses included in net income, net of tax	—	—	(6)
Change in net unrealized (losses) gains on investment securities, net of tax	(310)	146	203
Balance at end of period, net of tax	$(99)	$211	$65
Accumulated net gains on cash flow hedges:
Balance at beginning of period, net of tax	$155	$34	$—
Net cash flow hedge (losses) gains arising during the period	(35)	229	44
Less: (Benefit) provision for income taxes	(8)	56	10
Change in net cash flow hedge gains arising during the period, net of tax	(27)	173	34
Less:
Net cash flow hedge gains included in interest and fees on loans	95	70	—
Less: Provision for income taxes	22	18	—
Reclassification adjustment for net cash flow hedge gains included in net income, net of tax	73	52	—
Change in net cash flow hedge gains, net of tax	(100)	121	34
Balance at end of period, net of tax (a)	$55	$155	$34
Accumulated defined benefit pension and other postretirement plans adjustment:
Balance at beginning of period, net of tax (b)	$(302)	$(415)	$(548)
Actuarial gain arising during the period (b)	159	128	157
Prior service credit arising during the period	1	—	—
Net defined benefit pension and other postretirement plans adjustment arising during the period	160	128	157
Less: Provision for income taxes (b)	38	31	36
Net defined benefit pension and other postretirement plans adjustment arising during the period, net of tax (b)	122	97	121
Amounts recognized in other noninterest expenses:
Amortization of actuarial net loss (b)	40	47	42
Amortization of prior service credit	(25)	(27)	(27)
Total amounts recognized in other noninterest expenses (b)	15	20	15
Less: Provision for income taxes (b)	3	4	3
Adjustment for amounts recognized as components of net periodic benefit cost during the period, net of tax (b)	12	16	12
Change in defined benefit pension and other postretirement plans adjustment, net of tax (b)	134	113	133
Balance at end of period, net of tax (b)	$(168)	$(302)	$(415)
Total accumulated other comprehensive (loss) income at end of period, net of tax	$(212)	$64	$(316)
(a)The Corporation expects to reclassify $47 million of net gains, net of tax, from accumulated other comprehensive loss to earnings over the next twelve months if interest yield curves and notional amounts remain at December 31, 2021 levels.
(b)Balances at beginning and end of period, net of tax, and changes for the years ended December 31, 2020 and 2019 have been recast to reflect the retrospective application of the Corporation's election to change the accounting method for certain components of the qualified defined benefit pension plan as of January 1, 2021. Refer to Note 1 for further information.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Comerica Incorporated and Subsidiaries

NOTE 15 - NET INCOME PER COMMON SHARE
Basic and diluted net income per common share are presented in the following table.

(in millions, except per share data)
Years Ended December 31	2021	2020	2019
Basic and diluted
Net income	$1,168	$497	$1,202
Less:
Income allocated to participating securities	5	2	7
Preferred stock dividends	23	13	—
Net income attributable to common shares	$1,140	$482	$1,195
Basic average common shares	135	139	150
Basic net income per common share	$8.45	$3.45	$7.98
Basic average common shares	135	139	150
Dilutive common stock equivalents:
Net effect of the assumed exercise of stock awards	2	1	1
Diluted average common shares	137	140	151
Diluted net income per common share	$8.35	$3.43	$7.90
Declared dividends on preferred stock are excluded from net income attributable to common shares. Refer to Note 13 for further information on preferred stock.
The following average shares related to outstanding options to purchase shares of common stock were not included in the computation of diluted net income per common share because the options were anti-dilutive for the period.

(average outstanding options in thousands)
Years Ended December 31	2021	2020	2019
Average outstanding options	438	1,498	543
Range of exercise prices	$79.01 - $95.25	$49.20 - $95.25	$67.53 - $95.25

NOTE 16 - SHARE-BASED COMPENSATION
Share-based compensation expense is charged to salaries and benefits expense on the Consolidated Statements of Income. The components of share-based compensation expense for all share-based compensation plans and related tax benefits are as follows:

(in millions)
Years Ended December 31	2021	2020	2019
Total share-based compensation expense	$41	$24	$39
Related tax benefits recognized in net income	$10	$6	$9
The following table summarizes unrecognized compensation expense for all share-based plans.

(dollar amounts in millions)	December 31, 2021
Total unrecognized share-based compensation expense	$37
Weighted-average expected recognition period (in years)	2.2
The Corporation has share-based compensation plans under which it awards shares of restricted stock units to executive officers, directors and key personnel and stock options to executive officers and key personnel of the Corporation and its subsidiaries. Additionally, the Corporation has awarded restricted stock to executive officers and key personnel under a previous share-based compensation plan that remain unvested. Restricted stock and restricted stock units fully vest after a period ranging from three years to five years, and stock options fully vest after four years. A majority of share-based compensation awards include a retirement eligibility clause where qualified employees are exempt from the service requirements of the award. This generally results in the recognition of compensation expense at the grant date for retirement eligible employees. The maturity of each option is determined at the date of grant; however, no options may be exercised later

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Comerica Incorporated and Subsidiaries

than ten years from the date of grant. The options may have restrictions regarding exercisability. The plans provide for a grant of up to 7.7 million common shares, plus shares under certain plans that are forfeited, expire or are canceled, which become available for re-grant. At December 31, 2021, over 4.8 million shares were available for grant.
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
The estimated weighted-average grant-date fair value per option and the underlying binomial option-pricing model assumptions are summarized in the following table:

Years Ended December 31	2021	2020	2019
Weighted-average grant-date fair value per option	$18.36	$13.03	$22.27
Weighted-average assumptions:
Risk-free interest rates	1.05%	1.65%	2.74%
Expected dividend yield	4.00	4.14	3.00
Volatility	39	27	30
Expected option life (in years)	7.8	8.4	7.6
A summary of the Corporation’s stock option activity and related information for the year ended December 31, 2021 follows:

		Weighted-Average
	Number of Options (in thousands)	Exercise Price per Share	Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Outstanding-January 1, 2021	2,879	$52.81
Granted	233	60.20
Forfeited or expired	(33)	69.42
Exercised	(835)	41.60
Outstanding-December 31, 2021	2,244	57.50	5.5	$68
Exercisable-December 31, 2021	1,487	$53.02	4.2	$52
The aggregate intrinsic value of outstanding options shown in the table above represents the total pretax intrinsic value at December 31, 2021, based on the Corporation’s closing stock price of $87.00 at December 31, 2021.
The total intrinsic value of stock options exercised was $29 million, $6 million and $20 million for the years ended December 31, 2021, 2020 and 2019, respectively.
A summary of the Corporation’s restricted stock activity and related information for the year ended December 31, 2021 follows:

	Number of Shares (in thousands)	Weighted-Average Grant-Date Fair Value per Share
Outstanding-January 1, 2021	176	48.85
Forfeited	(4)	67.87
Vested	(131)	44.38
Outstanding-December 31, 2021	41	$61.64
The total fair value of restricted stock awards that fully vested was $8 million, $17 million and $31 million for the years ended December 31, 2021, 2020 and 2019, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Comerica Incorporated and Subsidiaries

A summary of the Corporation's restricted stock unit activity and related information for the year ended December 31, 2021 follows:

	Service-Based Units		Performance-Based Units
	Number of Units (in thousands)	Weighted-Average Grant-Date Fair Value per Share	Number of Units (in thousands)	Weighted-Average Grant-Date Fair Value per Share
Outstanding-January 1, 2021	1,048	$61.52	690	$73.48
Granted	456	60.92	332	58.64
Forfeited	(41)	62.09	(17)	64.38
Vested	(117)	86.13	(189)	93.02
Outstanding-December 31, 2021	1,346	59.18	816	63.12
The total fair value of restricted stock units that fully vested was $21 million, $12 million and $37 million for the years ended December 31, 2021, 2020 and 2019, respectively.
The Corporation expects to satisfy the exercise of stock options, the vesting of restricted stock units and future grants of restricted stock by issuing shares of common stock out of treasury. At December 31, 2021, the Corporation held 97 million shares in treasury.
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
The Corporation’s postretirement benefit plan provides postretirement health care and life insurance benefits for retirees as of December 31, 1992. The plan also provides certain postretirement health care and life insurance benefits for a limited number of retirees who retired prior to January 1, 2000. For all other employees hired prior to January 1, 2000, a nominal benefit is provided. Employees hired on or after January 1, 2000 and prior to January 1, 2007 are eligible to participate in the plan on a full contributory basis until Medicare-eligible based on age and service. Employees hired on or after January 1, 2007 are not eligible to participate in the plan. The Corporation funds the pre-1992 retiree plan benefits with bank-owned life insurance. Effective January 1, 2022, the plan will move from the current self-insured plan to the Medicare and pre-65 individual marketplace with a funded Health Reimbursement Arrangement account for those with subsidized coverage. This change did not have a material impact on the Corporation's consolidated financial condition, results of operations or cash flows.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Comerica Incorporated and Subsidiaries

The following table sets forth reconciliations of plan assets and the projected benefit obligation, the weighted-average assumptions used to determine year-end benefit obligations, and the amounts recognized in accumulated other comprehensive (loss) income for the Corporation’s defined benefit pension plans and postretirement benefit plan at December 31, 2021 and 2020. The Corporation used a measurement date of December 31, 2021 for these plans.

	Defined Benefit Pension Plans
	Qualified		Non-Qualified		Postretirement Benefit Plan
(dollar amounts in millions)	2021	2020	2021	2020	2021	2020
Change in fair value of plan assets:
Fair value of plan assets at January 1	$3,350	$2,933	$—	$—	$57	$57
Actual return on plan assets	291	537	—	—	(1)	3
Plan participants' contributions	—	—	—	—	1	1
Benefits paid	(179)	(120)	—	—	(4)	(4)
Fair value of plan assets at December 31	$3,462	$3,350	$—	$—	$53	$57
Change in projected benefit obligation:
Projected benefit obligation at January 1	$2,327	$2,131	$252	$235	$35	$48
Service cost	38	32	2	1	—	—
Interest cost	61	70	7	8	1	1
Actuarial (gain) loss	(69)	214	(3)	22	(1)	(11)
Plan participants' contributions	—	—	—	—	1	1
Benefits paid	(179)	(120)	(15)	(14)	(4)	(4)
Plan amendments (a)	36	—	(36)	—	(1)	—
Projected benefit obligation at December 31	$2,214	$2,327	$207	$252	$31	$35
Accumulated benefit obligation	$2,199	$2,312	$204	$251	$31	$35
Funded status at December 31 (b) (c)	$1,248	$1,023	$(207)	$(252)	$22	$22
Weighted-average assumptions used:
Discount rate	2.96%	2.71%	2.96%	2.71%	2.79%	2.43%
Rate of compensation increase	4.00	4.00	4.00	4.00	n/a	n/a
Interest crediting rate	3.79 - 5.00	3.79 - 5.00	3.79 - 5.00	3.79 - 5.00	n/a	n/a
Healthcare cost trend rate:
Cost trend rate assumed for next year	n/a	n/a	n/a	n/a	n/a	6.00
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	n/a	n/a	n/a	n/a	n/a	4.50
Year when rate reaches the ultimate trend rate	n/a	n/a	n/a	n/a	n/a	2027
Amounts recognized in accumulated other comprehensive (loss) income before income taxes:
Net actuarial loss (d)	$(205)	$(392)	$(92)	$(106)	$(11)	$(9)
Prior service credit (d)	48	103	47	17	2	1
Balance at December 31 (d)	$(157)	$(289)	$(45)	$(89)	$(9)	$(8)
(a)The qualified defined benefit pension plan was amended in 2021 to include a flat dollar benefit for specified participants that would otherwise have been payable from the non-qualified defined benefit pension plan, resulting in a shift in projected benefit obligation from the non-qualified plan to the qualified plan.
(b)Based on projected benefit obligation for defined benefit pension plans and accumulated benefit obligation for postretirement benefit plan.
(c)The Corporation recognizes the overfunded and underfunded status of the plans in accrued income and other assets and accrued expenses and other liabilities, respectively, on the Consolidated Balance Sheets.
(d)The qualified defined benefit pension plan for the year ending December 31, 2020 has been recast to reflect the retrospective application of the Corporation's election to change the accounting method for certain components of defined pension benefit credit, effective January 1, 2021. For further information, refer to Note 1.
n/a - not applicable
Because the non-qualified defined benefit pension plan has no assets, the accumulated benefit obligation exceeded the fair value of plan assets at December 31, 2021 and December 31, 2020.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Comerica Incorporated and Subsidiaries

The following table details the changes in plan assets and benefit obligations recognized in other comprehensive loss for the year ended December 31, 2021.

	Defined Benefit Pension Plans
(in millions)	Qualified	Non-Qualified	Postretirement Benefit Plan	Total
Actuarial gain (loss) arising during the period	$158	$3	$(2)	$159
Prior service (cost) credit arising during the period	(36)	36	1	1
Amortization of net actuarial loss	29	11	—	40
Amortization of prior service credit	(19)	(6)	—	(25)
Total recognized in other comprehensive loss	$132	$44	$(1)	$175
Components of net periodic defined benefit (credit) cost and postretirement benefit credit, the actual return on plan assets and the weighted-average assumptions used were as follows:

	Defined Benefit Pension Plans
(dollar amounts in millions)	Qualified			Non-Qualified
Years Ended December 31	2021	2020 (a)	2019 (a)	2021	2020	2019
Service cost (b)	$38	$32	$31	$2	$1	$3
Other components of net benefit (credit) cost:
Interest cost	61	70	80	7	8	9
Expected return on plan assets	(202)	(185)	(172)	—	—	—
Amortization of prior service credit	(19)	(19)	(19)	(6)	(8)	(8)
Amortization of net actuarial loss	29	38	34	11	9	7
Total other components of net benefit (credit) cost (c)	(131)	(96)	(77)	12	9	8
Net periodic defined benefit (credit) cost	$(93)	$(64)	$(46)	$14	$10	$11
Actual return on plan assets	$291	$537	$579	n/a	n/a	n/a
Actual rate of return on plan assets	8.92%	18.72%	24.07%	n/a	n/a	n/a
Weighted-average assumptions used:
Discount rate	2.71%	3.43%	4.37%	2.71%	3.43%	4.37%
Expected long-term return on plan assets	6.50	6.50	6.50	n/a	n/a	n/a
Rate of compensation increase	4.00	4.00	4.00	4.00	4.00	4.00
(a)Recast to reflect the retrospective application of the Corporation's election to change the accounting method for certain components of defined pension benefit credit, effective January 1, 2021. For 2020, expected return on plan assets increased $14 million and amortization of net loss was reduced by $16 million, resulting in an increase of $30 million to total other components of net benefit credit. For 2019, expected return on plan assets increased $6 million, resulting in a corresponding increase to total other components of net benefit credit.
(b)Included in salaries and benefits expense on the Consolidated Statements of Income.
(c)Included in other noninterest expenses on the Consolidated Statements of Income.
n/a - not applicable

(dollar amounts in millions)	Postretirement Benefit Plan
Years Ended December 31	2021	2020	2019
Other components of net benefit credit:
Interest cost	$1	$1	$2
Expected return on plan assets	(3)	(2)	(3)
Amortization of actuarial net loss	—	—	1
Net periodic postretirement benefit credit	$(2)	$(1)	$—
Actual return on plan assets	$(1)	$3	$5
Actual rate of return on plan assets	(2.25%)	6.00%	9.14%
Weighted-average assumptions used:
Discount rate	2.43%	3.26%	4.26%
Expected long-term return on plan assets	5.00	5.00	5.00
Healthcare cost trend rate:
Cost trend rate assumed	6.00	6.25	6.50
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	4.50	4.50	4.50
Year that the rate reaches the ultimate trend rate	2027	2027	2027

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Comerica Incorporated and Subsidiaries

The expected long-term rate of return of plan assets is the average rate of return expected to be realized on funds invested or expected to be invested over the life of the plan, which has an estimated duration of approximately 11 years as of December 31, 2021. The expected long-term rate of return on plan assets is set after considering both long-term returns in the general market and long-term returns experienced by the assets in the plan. The returns on the various asset categories are blended to derive an equity and a fixed income long-term rate of return. The Corporation reviews its pension plan assumptions on an annual basis with its actuarial consultants to determine if assumptions are reasonable and adjusts the assumptions to reflect changes in future expectations.
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
 Fair Values
The fair values of the Corporation’s qualified defined benefit pension plan investments measured at fair value on a recurring basis at December 31, 2021 and 2020, by asset category and level within the fair value hierarchy, are detailed in the table below.

(in millions)	Total	Level 1	Level 2	Level 3
December 31, 2021
Fixed income securities:
U.S. Treasury and other U.S. government agency securities	$599	$595	$4	$—
Corporate and municipal bonds and notes	893	—	893	—
Mortgage-backed securities	27	—	27	—
Private placements	50	—	—	50
Total investments in the fair value hierarchy	$1,569	$595	$924	$50
Investments measured at net asset value:
Collective investment funds	1,885
Total investments at fair value	$3,454
December 31, 2020
Equity securities:
Mutual funds	$4	$4	$—	$—
Common stock	1,266	1,266	—	—
Fixed income securities:
U.S. Treasury and other U.S. government agency securities	494	492	2	—
Corporate and municipal bonds and notes	861	—	861	—
Mortgage-backed securities	29	—	29	—
Private placements	58	—	—	58
Total investments in the fair value hierarchy	$2,712	$1,762	$892	$58
Investments measured at net asset value:
Collective investment funds	637
Total investments at fair value	$3,349
The table below provides a summary of changes in the Corporation’s qualified defined benefit pension plan’s Level 3 investments measured at fair value on a recurring basis for the years ended December 31, 2021 and 2020.

	Balance at Beginning of Period					Balance at End of Period
		Net Gains (Losses)
(in millions)		Realized	Unrealized	Purchases	Sales
Year Ended December 31, 2021
Private placements	$58	$2	$(4)	$44	$(50)	$50
Year Ended December 31, 2020
Private placements	$57	$1	$3	$57	$(60)	$58
There were no assets in the non-qualified defined benefit pension plan at December 31, 2021 and 2020. The postretirement benefit plan is fully invested in bank-owned life insurance policies. The fair value of bank-owned life insurance policies is based on the cash surrender values of the policies as reported by the insurance companies and is classified in Level 2 of the fair value hierarchy.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Comerica Incorporated and Subsidiaries

Cash Flows
The Corporation currently expects to make no employer contributions to the qualified and non-qualified defined benefit pension plans and postretirement benefit plan for the year ended December 31, 2022.

	Estimated Future Benefit Payments
(in millions) Years Ended December 31	Qualified Defined Benefit Pension Plan	Non-Qualified Defined Benefit Pension Plan	Postretirement Benefit Plan (a)
2022	$215	$14	$4
2023	147	14	4
2024	148	14	3
2025	144	14	3
2026	144	14	3
2027 - 2031	687	68	9
(a)Estimated benefit payments in the postretirement benefit plan are net of estimated Medicare subsidies.
Defined Contribution Plans
Substantially all of the Corporation’s employees are eligible to participate in the Corporation’s principal defined contribution plan (a 401(k) plan). Under this plan, the Corporation makes core matching cash contributions of 100 percent of the first 4 percent of qualified earnings contributed by employees (up to the current IRS compensation limit), invested based on employee investment elections. Employee benefits expense included expense for the plan of $24 million for the year ended December 31, 2021, $24 million for the year ended December 31, 2020 and $22 million for the year ended December 31, 2019.
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
The current and deferred components of the provision for income taxes were as follows:

(in millions)
December 31	2021	2020	2019
Current:
Federal	$212	$171	$267
Foreign	5	5	7
State and local	26	30	48
Total current	243	206	322
Deferred:
Federal	62	(73)	17
State and local	17	(9)	(3)
Total deferred	79	(82)	14
Total	$322	$124	$336
Income before income taxes of $1.5 billion for the year ended December 31, 2021 included $25 million of foreign taxable income.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Comerica Incorporated and Subsidiaries

The provision for income taxes does not reflect the tax effects of unrealized gains and losses on investment securities available-for-sale, hedging transactions or the change in defined benefit pension and other postretirement plans adjustment included in accumulated other comprehensive (loss) income. Refer to Note 14 for additional information on accumulated other comprehensive (loss) income.
A reconciliation of expected income tax expense at the federal statutory rate to the Corporation’s provision for income taxes and effective tax rate follows:

(dollar amounts in millions)	2021		2020		2019
Years Ended December 31	Amount	Rate	Amount	Rate	Amount	Rate
Tax based on federal statutory rate	$313	21.0%	$130	21.0%	$323	21.0%
State income taxes	35	2.4	18	2.9	34	2.2
Affordable housing and historic credits	(13)	(0.9)	(12)	(1.9)	(11)	(0.7)
Bank-owned life insurance	(10)	(0.6)	(10)	(1.6)	(9)	(0.6)
FDIC insurance expense	5	0.3	7	1.1	5	0.3
Employee stock transactions	(3)	(0.2)	(1)	(0.2)	(12)	(0.8)
Tax-related interest and penalties	—	—	(2)	(0.3)	2	0.1
Other	(5)	(0.4)	(6)	(1.0)	4	0.3
Provision for income taxes	$322	21.6%	$124	20.0%	$336	21.8%
The liability for tax-related interest and penalties, included in accrued expenses and other liabilities on the Consolidated Balance Sheets, was $6 million at both December 31, 2021 and 2020, respectively.
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
A reconciliation of the beginning and ending amount of net unrecognized tax benefits follows:

(in millions)	2021	2020	2019
Balance at January 1	$19	$17	$14
Increase as a result of tax positions taken during a prior period	1	1	4
Increase as a result of tax positions taken during the current period	3	2	—
Decreases related to settlements with tax authorities	(3)	(1)	(1)
Reduction as a result of expiration of statute of limitations	(2)	—	—
Balance at December 31	$18	$19	$17
The Corporation does not anticipate any reasonably possible settlements with tax authorities that will result in a change in net unrecognized tax benefits within the next twelve months.
After consideration of the effect of the federal tax benefit available on unrecognized state tax benefits, the total amount of unrecognized tax benefits which, if recognized, would affect the Corporation’s effective tax rate was approximately $14 million at December 31, 2021 and $15 million at December 31, 2020.
The following tax years for significant jurisdictions remain subject to examination as of December 31, 2021:

Jurisdiction	Tax Years
Federal	2017-2020
California	2006-2007, 2018-2020
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
The principal components of deferred tax assets and liabilities were as follows:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Comerica Incorporated and Subsidiaries

(in millions)
December 31	2021	2020
Deferred tax assets:
Allowance for depreciation	$7	$—
Allowance for loan losses	124	199
Deferred compensation	71	59
Deferred loan origination fees and costs	17	19
Net unrealized losses on investment securities available-for-sale	30	—
Operating lease liabilities	74	72
Other temporary differences, net	21	51
Total deferred tax assets before valuation allowance	344	400
Valuation allowance	(5)	(3)
Total deferred tax assets	339	397
Deferred tax liabilities:
Lease financing transactions	(49)	(70)
Defined benefit plans	(198)	(137)
Allowance for depreciation	—	(11)
Net hedging gains	(17)	(47)
Leasing Right of Use assets	(66)	(64)
Net unrealized gains on investment securities available-for-sale	—	(65)
Total deferred tax liabilities	(330)	(394)
Net deferred tax assets	$9	$3
At December 31, 2021, deferred tax assets included $3 million of federal foreign tax credit carryforwards expiring between 2028 and 2030. In addition, there were $3 million of state net operating loss (NOL) carryforwards at both December 31, 2021 and 2020, expiring between 2022 and 2030. The Corporation believes it is more likely than not that the benefit from federal foreign tax credits and certain state NOL carryforwards will not be realized and, accordingly, maintains a federal valuation allowance of $3 million and a state valuation allowance of $2 million at December 31, 2021, compared to a $3 million state valuation allowance at December 31, 2020. For further information on the Corporation’s valuation policy for deferred tax assets, refer to Note 1.
NOTE 19 - TRANSACTIONS WITH RELATED PARTIES
The Corporation’s banking subsidiaries had, and expect to have in the future, transactions with the Corporation’s directors and executive officers, companies with which these individuals are associated and certain related individuals. Such transactions were made in the ordinary course of business and included extensions of credit, leases and professional services. With respect to extensions of credit, all were made on substantially the same terms, including interest rates and collateral, as those prevailing at the same time for comparable transactions with other customers and did not, in management’s opinion, involve more than normal risk of collectibility or present other unfavorable features. The aggregate amount of loans attributable to persons who were related parties at December 31, 2021 totaled $73 million at the beginning of 2021 and $74 million at the end of 2021. During 2021, new loans to related parties aggregated $155 million and repayments totaled $154 million.
NOTE 20 - REGULATORY CAPITAL AND RESERVE REQUIREMENTS
Reserves required to be maintained and/or deposited with the FRB are classified in interest-bearing deposits with banks. These reserve balances vary, depending on the level of customer deposits in the Corporation’s banking subsidiaries. On March 15, 2020, the Federal Reserve Board announced the reserve requirement ratios would be reduced to zero effective March 26, 2020, eliminating reserve requirements for all depository institutions. The average required reserve balance was $135 million for the year ended December 31, 2020.
Banking regulations limit the transfer of assets in the form of dividends, loans or advances from the bank subsidiaries to the parent company. Under the most restrictive of these regulations, the aggregate amount of dividends which can be paid to the parent company, with prior approval from bank regulatory agencies, approximated $347 million at January 1, 2022, plus 2022 net profits. Substantially all the assets of the Corporation’s banking subsidiaries are restricted from transfer to the parent company of the Corporation in the form of loans or advances.
The Corporation’s subsidiary banks declared dividends of $852 million, $498 million and $1.2 billion in 2021, 2020 and 2019, respectively.

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
Under Basel III, regulatory capital comprises Common Equity Tier 1 (CET1) capital, additional Tier 1 capital and Tier 2 capital. CET1 capital predominantly includes common shareholders' equity, less certain deductions for goodwill, intangible assets and deferred tax assets that arise from net operating losses and tax credit carry-forwards. Additionally, the Corporation has elected to permanently exclude capital in accumulated other comprehensive income (AOCI) related to debt and equity securities classified as available-for-sale as well as for cash flow hedges and defined benefit postretirement plans from CET1, an option available to standardized approach entities under Basel III. Tier 1 capital incrementally includes noncumulative perpetual preferred stock. Tier 2 capital includes Tier 1 capital as well as subordinated debt qualifying as Tier 2 and qualifying allowance for credit losses. In addition to the minimum risk-based capital requirements, the Corporation and its Bank subsidiaries are required to maintain a minimum capital conservation buffer, in the form of common equity, of 2.5 percent in order to avoid restrictions on capital distributions and discretionary bonuses.
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
Quantitative measures established by regulation to ensure capital adequacy require the maintenance of minimum amounts and ratios of CET1, Tier 1 and total capital (as defined in the regulations) to average and/or risk-weighted assets. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Corporation’s financial statements. At December 31, 2021 and 2020, the Corporation and its U.S. banking subsidiaries exceeded the ratios required for an institution to be considered “well capitalized”. For U.S. banking subsidiaries, those requirements were total risk-based capital, Tier 1 risk-based capital, CET1 risk-based capital and leverage ratios greater than 10 percent, 8 percent, 6.5 percent and 5 percent, respectively, at December 31, 2021 and 2020. For the Corporation, requirements to be considered "well capitalized" were total risk-based capital and Tier 1 risk-based capital ratios greater than 10 percent and 6 percent, respectively, at December 31, 2021 and 2020. There have been no conditions or events since December 31, 2021 that management believes have changed the capital adequacy classification of the Corporation or its U.S. banking subsidiaries.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Comerica Incorporated and Subsidiaries

The following is a summary of the capital position of the Corporation and Comerica Bank, its principal banking subsidiary.

(dollar amounts in millions)	Comerica Incorporated (Consolidated)	Comerica Bank
December 31, 2021
CET1 capital (minimum $3.1 billion (Consolidated))	$7,064	$7,634
Tier 1 capital (minimum $4.2 billion (Consolidated))	7,458	7,634
Total capital (minimum $5.6 billion (Consolidated))	8,608	8,584
Risk-weighted assets	69,708	69,542
Average assets (fourth quarter)	96,417	96,216
CET1 capital to risk-weighted assets (minimum-4.5%)	10.13%	10.98%
Tier 1 capital to risk-weighted assets (minimum-6.0%)	10.70	10.98
Total capital to risk-weighted assets (minimum-8.0%)	12.35	12.34
Tier 1 capital to average assets (minimum-4.0%)	7.74	7.93
Capital conservation buffer (minimum-2.5%)	4.35	4.34
December 31, 2020
CET1 capital (minimum $3.0 billion (Consolidated))	$6,919	$7,278
Tier 1 capital (minimum $4.0 billion (Consolidated))	7,313	7,278
Total capital (minimum $5.4 billion (Consolidated))	8,833	8,547
Risk-weighted assets	66,931	66,759
Average assets (fourth quarter)	84,705	84,536
CET1 capital to risk-weighted assets (minimum-4.5%)	10.34%	10.90%
Tier 1 capital to risk-weighted assets (minimum-6.0%)	10.93	10.90
Total capital to risk-weighted assets (minimum-8.0%)	13.20	12.80
Tier 1 capital to average assets (minimum-4.0%)	8.63	8.61
Capital conservation buffer (minimum-2.5%)	4.93	4.80
NOTE 21 - CONTINGENT LIABILITIES
Legal Proceedings and Regulatory Matters
As previously reported, the Bank appealed a court's decision in Butte Local Development v. Masters Group v. Comerica Bank, for lender liability. On July 6, 2021, the Montana Supreme Court affirmed in part, reversed in part the trial court's judgment in favor of Masters. The court reduced the amount of the award by $8 million.
Additionally, in second quarter 2021, the Corporation agreed to a proposed settlement in connection with a class action lawsuit filed in the U.S. District Court in California and a related Trustee claim pending in the U.S. Bankruptcy Court in Delaware. The net impact of this settlement, including the Corporation's insurance coverage, was $15 million and included in other noninterest expenses. The settlement was paid in January 2022 and included in accrued expenses and other liabilities on the Consolidated Balance Sheets as of December 31, 2021.
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
Further, from time to time, the Corporation is also subject to examinations, inquiries and investigations by regulatory authorities in areas including, but not limited to, compliance, risk management and consumer protection, which could lead to administrative or legal proceedings or settlements. For example, the Consumer Financial Protection Bureau (“CFPB”) is investigating certain of the Corporation's practices, and the Corporation has responded and continues to respond to the CFPB. We are unable to predict the outcome of these discussions at this time. Remedies in these proceedings or settlements may include fines, penalties, restitution or alterations in the Corporation's business practices and may result in increased operating expenses or decreased revenues.
On at least a quarterly basis, the Corporation assesses its potential liabilities and contingencies in connection with outstanding legal proceedings and regulatory matters utilizing the latest information available. On a case-by-case basis, accruals

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Comerica Incorporated and Subsidiaries

are established for those legal claims and regulatory matters for which it is probable that a loss will be incurred and the amount of such loss can be reasonably estimated. The actual costs of resolving these claims and regulatory matters may be substantially higher or lower than the amounts accrued. Based on current knowledge, and after consultation with legal counsel, management believes current accruals are adequate, and the amount of any incremental liability arising from these matters is not expected to have a material adverse effect on the Corporation’s consolidated financial condition, results of operations or cash flows. Legal fees of $14 million, $17 million and $15 million for the years ended December 31, 2021, 2020 and 2019, respectively, were included in other noninterest expenses on the Consolidated Statements of Income.
For matters where a loss is not probable, the Corporation has not established an accrual. The Corporation believes the estimate of the aggregate range of reasonably possible losses, in excess of established accruals, for all legal proceedings and regulatory matters in which it is involved is from zero to approximately $48 million at December 31, 2021. This estimated aggregate range of reasonably possible losses is based upon currently available information for those legal proceedings and regulatory matters in which the Corporation is involved, taking into account the Corporation’s best estimate of such losses for those legal cases and regulatory matters for which such estimate can be made. For certain legal cases and regulatory matters, the Corporation does not believe that an estimate can currently be made. The Corporation’s estimate involves significant judgment, given the varying stages of the legal proceedings and regulatory matters (including the fact many are currently in preliminary stages), the existence in certain legal proceedings of multiple defendants (including the Corporation) whose share of liability has yet to be determined, the numerous yet-unresolved issues in many of the legal proceedings and regulatory matters (including issues regarding class certification and the scope of many of the claims) and the attendant uncertainty of the various potential outcomes of such legal proceedings and regulatory matters. Accordingly, the Corporation’s estimate will change from time to time, and actual losses may be more or less than the current estimate.
In the event of unexpected future developments, it is possible that the ultimate resolution of these matters, if unfavorable, may be material to the Corporation's consolidated financial condition, results of operations or cash flows.
For information regarding income tax contingencies, refer to Note 18.

NOTE 22 - STRATEGIC LINES OF BUSINESS
The Corporation has strategically aligned its operations into three major business segments: the Commercial Bank, the Retail Bank and Wealth Management. These business segments are differentiated based on the type of customer and the related products and services provided. In addition to the three major business segments, the Finance Division is also reported as a segment. Business segment results are produced by the Corporation’s internal management accounting system. This system measures financial results based on the internal business unit structure of the Corporation. The performance of the business segments is not comparable with the Corporation's consolidated results and is not necessarily comparable with similar information for any other financial institution. Additionally, because of the interrelationships of the various segments, the information presented is not indicative of how the segments would perform if they operated as independent entities. The management accounting system assigns balance sheet and income statement items to each business segment using certain methodologies, which are regularly reviewed and refined. From time to time, the Corporation may make reclassifications among the segments to more appropriately reflect management's current view of the segments, and methodologies may be modified as the management accounting system is enhanced and changes occur in the organizational structure and/or product lines. For comparability purposes, amounts in all periods are based on business unit structure and methodologies in effect at December 31, 2021.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Comerica Incorporated and Subsidiaries

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
The following discussion provides information about the activities of each business segment. A discussion of the financial results and the factors impacting 2021 performance can be found in "Strategic Lines of Business" section of the financial review.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Comerica Incorporated and Subsidiaries

Business segment financial results are as follows:

(dollar amounts in millions)	Commercial Bank	Retail Bank	Wealth Management	Finance	Other	Total
Year Ended December 31, 2021
Earnings summary:
Net interest income (expense)	$1,577	$565	$166	$(471)	$7	$1,844
Provision for credit losses	(346)	(5)	(32)	—	(1)	(384)
Noninterest income	663	123	279	41	17	1,123
Noninterest expenses	873	645	317	1	25	1,861
Provision (benefit) for income taxes	384	5	36	(100)	(3)	322
Net income (loss)	$1,329	$43	$124	$(331)	$3	$1,168
Net credit-related (recoveries) charge-offs	$(12)	$2	$—	$—	$—	$(10)
Selected average balances:
Assets	$43,874	$3,213	$5,028	$17,705	$20,332	$90,152
Loans	41,804	2,382	4,903	—	(6)	49,083
Deposits	45,587	25,682	5,218	965	229	77,681
Statistical data:
Return on average assets (a)	2.71%	0.16%	2.24%	n/m	n/m	1.30%
Efficiency ratio (b)	38.98	92.98	71.02	n/m	n/m	62.60
Year Ended December 31, 2020
Earnings summary:
Net interest income (expense)	$1,607	$503	$167	$(384)	$18	$1,911
Provision for credit losses	495	7	35	—	—	537
Noninterest income	555	110	263	55	18	1,001
Noninterest expenses (c)	815	607	295	2	35	1,754
Provision (benefit) for income taxes (c)	184	(3)	22	(78)	(1)	124
Net income (loss) (c)	$668	$2	$78	$(253)	$2	$497
Net credit-related charge-offs	$192	$1	$3	$—	$—	$196
Selected average balances:
Assets	$45,603	$3,281	$5,162	$15,418	$11,682	$81,146
Loans	44,123	2,468	5,045	—	(5)	51,631
Deposits	36,603	22,832	4,402	1,026	175	65,038
Statistical data:
Return on average assets (a), (c)	1.47%	—%	1.51%	n/m	n/m	0.61%
Efficiency ratio (b), (c)	37.70	98.52	68.47	n/m	n/m	60.13
(Table continues on following page)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Comerica Incorporated and Subsidiaries

(dollar amounts in millions)	Commercial Bank	Retail Bank	Wealth Management	Finance	Other	Total
Year Ended December 31, 2019
Earnings summary:
Net interest income (expense)	$1,655	$568	$183	$(123)	$56	$2,339
Provision for credit losses	88	(4)	(14)	—	4	74
Noninterest income	555	132	270	41	12	1,010
Noninterest expenses (c)	793	594	282	1	67	1,737
Provision (benefit) for income taxes (c)	307	25	44	(26)	(14)	336
Net income (loss) (c)	$1,022	$85	$141	$(57)	$11	$1,202
Net credit-related charge-offs (recoveries)	$111	$1	$(5)	$—	$—	$107
Selected average balances:
Assets	$44,946	$2,852	$5,083	$13,903	$4,704	$71,488
Loans	43,477	2,104	4,935	—	(5)	50,511
Deposits	29,047	20,743	3,833	1,673	185	55,481
Statistical data:
Return on average assets (a), (c)	2.28%	0.40%	2.78%	n/m	n/m	1.68%
Efficiency ratio (b), (c)	35.87	84.16	62.15	n/m	n/m	51.65
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Comerica Incorporated and Subsidiaries

NOTE 23 - PARENT COMPANY FINANCIAL STATEMENTS
BALANCE SHEETS - COMERICA INCORPORATED

(in millions, except share data)
December 31	2021	2020
		(recast)
Assets
Cash and due from subsidiary banks	$1,105	$1,489
Other short-term investments	113	107
Receivable due from subsidiary bank (a)	150	—
Investment in subsidiaries, principally banks	8,278	8,215
Premises and equipment	1	1
Accrued income and other assets	265	329
Total assets	$9,912	$10,141
Liabilities and Shareholders’ Equity
Medium- and long-term debt	$1,736	$1,818
Accrued expenses and other liabilities	279	273
Total liabilities	2,015	2,091
Fixed-rate reset non-cumulative perpetual preferred stock, series A, no par value, $100,000 liquidation preference per share:
Authorized - 4,000 shares
Issued - 4,000 shares	394	394
Common stock - $5 par value:
Authorized - 325,000,000 shares
Issued - 228,164,824 shares	1,141	1,141
Capital surplus	2,175	2,185
Accumulated other comprehensive (loss) income (b)	(212)	64
Retained earnings (b)	10,494	9,727
Less cost of common stock in treasury - 97,476,872 shares at 12/31/2021 and 88,997,430 shares at 12/31/2020	(6,095)	(5,461)
Total shareholders’ equity	7,897	8,050
Total liabilities and shareholders’ equity	$9,912	$10,141
(a)In third quarter 2021 the Corporation issued a $150 million loan to Comerica Bank that, after an initial term of 13 months, will automatically extend at the end of each month to roll into a new 13 month plus one day term.
(b)Balances for the year ended December 31, 2020 have been recast to reflect the retrospective application of the Corporation's election to change the accounting method for certain components of the qualified defined benefit pension plan as of January 1, 2021. Refer to Note 1 for further information.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Comerica Incorporated and Subsidiaries

STATEMENTS OF INCOME - COMERICA INCORPORATED

(in millions)
Years Ended December 31	2021	2020	2019
		(recast)	(recast)
Income
Income from subsidiaries:
Dividends from subsidiaries	$849	$498	$1,229
Other interest income	1	4	20
Intercompany management fees	235	209	224
Total income	1,085	711	1,473
Expenses
Interest on medium- and long-term debt	20	30	56
Salaries and benefits expense	170	141	143
Other noninterest expenses	72	66	79
Total expenses	262	237	278
Income before benefit for income taxes and equity in undistributed earnings (losses) of subsidiaries	823	474	1,195
Benefit for income taxes	(6)	(6)	(9)
Income before equity in undistributed earnings (losses) of subsidiaries	829	480	1,204
Equity in undistributed earnings (losses) of subsidiaries, principally banks (a)	339	17	(2)
Net income	1,168	497	1,202
Less income allocated to participating securities	5	2	7
Preferred stock dividends	23	13	—
Net income attributable to common shares	$1,140	$482	$1,195
(a) Amounts for the years ended December 31, 2020 and December 31, 2019 have been recast to reflect the retrospective application of the     Corporation's election to change the accounting method for certain components of the qualified defined benefit pension plan as of January 1, 2021. Refer to Note 1 for further information.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Comerica Incorporated and Subsidiaries

STATEMENTS OF CASH FLOWS - COMERICA INCORPORATED

(in millions)
Years Ended December 31	2021	2020	2019
		(recast)	(recast)
Operating Activities
Net income	$1,168	$497	$1,202
Adjustments to reconcile net income to net cash provided by operating activities:
Undistributed (losses) earnings of subsidiaries, principally banks	(339)	(17)	2
Depreciation and amortization	—	—	1
Net periodic defined benefit cost	5	4	4
Share-based compensation expense	19	11	15
Benefit for deferred income taxes	(2)	(1)	(2)
Other, net	3	2	28
Net cash provided by operating activities	854	496	1,250
Investing Activities
Advance to subsidiary bank	(150)	—	—
Capital transactions with subsidiaries	—	(21)	—
Other, net	(1)	2	—
Net cash used in investing activities	(151)	(19)	—
Financing Activities
Medium- and long-term debt:
Maturities	—	—	(350)
Issuances	—	—	550
Preferred Stock:
Issuances	—	394	—
Cash dividends paid	(23)	(8)	—
Common Stock:
Repurchases	(729)	(199)	(1,394)
Cash dividends paid	(369)	(375)	(402)
Issuances under employee stock plans	34	4	18
Net cash provided by (used in) financing activities	(1,087)	(184)	(1,578)
Net increase (decrease) in cash and cash equivalents	(384)	293	(328)
Cash and cash equivalents at beginning of period	1,489	1,196	1,524
Cash and cash equivalents at end of period	$1,105	$1,489	$1,196
Interest paid	$21	$33	$55

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Comerica Incorporated and Subsidiaries

NOTE 24 - SUMMARY OF QUARTERLY FINANCIAL STATEMENTS (UNAUDITED)
The following quarterly information is unaudited. However, in the opinion of management, the information reflects all adjustments, which are necessary for the fair presentation of the results of operations, for the periods presented.

	2021
(in millions, except per share data)	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Interest income	$474	$489	$479	$459
Interest expense	13	14	14	16
Net interest income	461	475	465	443
Provision for credit losses	(25)	(42)	(135)	(182)
Noninterest income	289	280	284	270
Noninterest expenses	486	465	463	447
Provision for income taxes	61	70	93	98
Net income	228	262	328	350
Less:
Income allocated to participating securities	1	1	2	1
Preferred stock dividends	6	6	5	6
Net income attributable to common shares	$221	$255	$321	$343
Earnings per common share:
Basic	$1.69	$1.92	$2.35	$2.46
Diluted	1.66	1.90	2.32	2.43
Comprehensive income	223	175	313	181

	2020
(in millions, except per share data)	Fourth Quarter (Recast)	Third Quarter (Recast)	Second Quarter (Recast)	First Quarter (Recast)
Interest income	$489	$484	$511	$609
Interest expense	20	26	40	96
Net interest income	469	458	471	513
Provision for credit losses	(17)	5	138	411
Net securities gains (losses)	—	—	1	(1)
Noninterest income excluding net securities gains (losses)	265	252	246	238
Noninterest expenses (a)	465	438	434	417
Provision (benefit) for income taxes (a)	65	50	28	(19)
Net income (loss) (a)	221	217	118	(59)
Less:
Income allocated to participating securities	1	—	1	—
Preferred stock dividends	5	8	—	—
Net income (loss) attributable to common shares (a)	$215	$209	$117	$(59)
Earnings (loss) per common share:
Basic (a)	$1.54	$1.49	$0.85	$(0.42)
Diluted (a)	1.53	1.48	0.84	(0.42)
Comprehensive income	267	169	97	344
(a)Recast to reflect the retrospective application of the Corporation's election to change the accounting methodology for certain components of defined pension benefit credit. Refer to Note 1 for further information.

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

	Commercial Bank	Retail Bank	Wealth Management	Finance & Other	Total
(in millions)
Year Ended December 31, 2021
Revenue from contracts with customers:
Card fees	$250	$44	$4	$—	$298
Fiduciary income	—	—	231	—	231
Service charges on deposit accounts	136	54	5	—	195
Commercial loan servicing fees (a)	19	—	—	—	19
Brokerage fees	—	—	14	—	14
Other noninterest income (b)	5	17	17	—	39
Total revenue from contracts with customers	410	115	271	—	796
Other sources of noninterest income	253	8	8	58	327
Total noninterest income	$663	$123	$279	$58	$1,123
Year Ended December 31, 2020
Revenue from contracts with customers:
Card fees	$229	$38	$3	$—	$270
Fiduciary income	—	—	209	—	209
Service charges on deposit accounts	128	52	5	—	185
Commercial loan servicing fees (a)	18	—	—	—	18
Brokerage fees	—	—	21	—	21
Other noninterest income (b)	28	10	17	—	55
Total revenue from contracts with customers	403	100	255	—	758
Other sources of noninterest income	152	10	8	73	243
Total noninterest income	555	110	263	73	1,001
Year Ended December 31, 2019
Revenue from contracts with customers:
Card fees	$213	$40	$4	$—	$257
Fiduciary income	—	—	206	—	206
Service charges on deposit accounts	130	68	5	—	203
Commercial loan servicing fees (a)	18	—	—	—	18
Brokerage fees	—	—	28	—	28
Other noninterest income (b)	8	11	18	—	37
Total revenue from contracts with customers	369	119	261	—	749
Other sources of noninterest income	186	13	9	53	261
Total noninterest income	$555	$132	$270	$53	$1,010
(a)Included in commercial lending fees on the Consolidated Statements of Income.
(b)Excludes derivative, warrant and other miscellaneous income.
Adjustments to revenue during the years ended December 31, 2021, 2020 and 2019 for refunds or credits relating to prior periods were not significant.
Revenue from contracts with customers did not generate significant contract assets and liabilities.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Comerica Incorporated and Subsidiaries

NOTE 26 - LEASES
As a lessee, the Corporation has entered into operating leases for the majority of its real estate locations, primarily retail and office space. Total lease expense for the years ended December 31, 2021, 2020 and 2019 were as follows:

(in millions)
Years Ended December 31	2021	2020	2019
Operating lease expense	$65	$64	$64
Variable lease expense	15	16	19
Less sublease income	(1)	(1)	(2)
Total lease expense	$79	$79	$81
Supplemental balance sheet information related to leases is summarized as follows:

(dollar amounts in millions)
Years Ended December 31	2021	2020	2019
Included in accrued income and other assets
Right-of-use (ROU) assets	$317	$306	$329
Included in accrued expenses and other liabilities
Operating lease liabilities	356	344	367
Weighted average discount rate	3.33%	3.61%	3.78%
Weighted average lease term in years	8	8	9
Supplemental cash flow information related to leases is summarized as follows:

(dollar amounts in millions)
Years Ended December 31	2021	2020	2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$66	$65	$67
ROU assets obtained in exchange for new lease liabilities	64	28	49
As of December 31, 2021, the contractual maturities of operating lease liabilities were as follows:

(in millions)
Years Ending December 31
2022	$60
2023	62
2024	56
2025	49
2026	41
Thereafter	144
Total contractual maturities	412
Less imputed interest	(56)
Total operating lease liabilities	$356
As a lessor, the Corporation leases certain types of manufacturing and warehouse equipment as well as public and private transportation vehicles to its customers. The Corporation recognized lease-related revenue, primarily interest income from sales-type and direct financing leases of $12 million, $13 million and $14 million for the years ended December 31, 2021, 2020 and 2019, respectively. The Corporation's net investment in sales-type and direct financing leases was $464 million and $391 million at December 31, 2021 and 2020, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Comerica Incorporated and Subsidiaries

As of December 31, 2021, the contractual maturities of sales-type and direct financing lease receivables were as follows:

(in millions)
Years Ending December 31
2022	$123
2023	76
2024	77
2025	86
2026	44
Thereafter	15
Total lease payments receivable	421
Unguaranteed residual values	64
Less deferred interest income	(21)
Total lease receivables (a)	$464
(a)Excludes net investment in leveraged leases of $176 million.

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
Management assessed, with participation of the Corporation’s Chief Executive Officer and Chief Financial Officer, internal control over financial reporting as it relates to the Corporation’s consolidated financial statements presented in conformity with U.S. generally accepted accounting principles as of December 31, 2021. The assessment was based on criteria for effective internal control over financial reporting described in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Based on this assessment, management determined that internal control over financial reporting is effective as it relates to the Corporation’s consolidated financial statements presented in conformity with U.S. generally accepted accounting principles as of December 31, 2021.
Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
The Corporation's internal control over financial reporting as of December 31, 2021 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their accompanying report.
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

Curtis C. Farmer	James J. Herzog	Mauricio A. Ortiz
Chairman, President and	Executive Vice President and	Executive Vice President and
Chief Executive Officer	Chief Financial Officer	Chief Accounting Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and the Board of Directors of Comerica Incorporated

Opinion on Internal Control over Financial Reporting
We have audited Comerica Incorporated and subsidiaries’ internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Comerica Incorporated and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2021 and 2020, and the related consolidated statements of income, comprehensive income, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 2021, and the related notes of the Company and our report dated February 16, 2022 expressed an unqualified opinion thereon.

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
February 16, 2022

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Comerica Incorporated
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Comerica Incorporated and subsidiaries (the Company) as of December 31, 2021 and 2020, and the related consolidated statements of income, comprehensive income, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 16, 2022, expressed an unqualified opinion thereon.
Change in Accounting Principle
As discussed in Note 1 to the consolidated financial statements, the Company has elected to change its method of calculating the expected returns on the fixed income securities and private placement assets held within the plan assets of its qualified defined benefit plan during the year ended December 31, 2021.
Adoption of New Accounting Standard
As discussed in Note 1 to the consolidated financial statements, the Company changed its method for accounting for credit losses in 2020.
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

Allowance for credit losses
Description of the Matter
The Company’s loan portfolio and the associated allowance for credit losses (ACL) were $49 billion and $618 million as of December 31, 2021, respectively. The allowance for credit losses represents management’s estimate of expected credit losses over the contractual life of the loan portfolio at the balance sheet date. The allowance for credit losses includes credit loss estimates for loans evaluated on an individual basis, such as for certain nonaccrual loans and TDR loans and collective loss estimates for homogeneous pools of loans with similar risk characteristics. The Company determines the allowance for homogeneous pools of loans with similar risk characteristics by applying loss factors to amortized cost balances over the remaining contractual life. Loss factors are based on estimated probability of default, set to a default horizon based on contractual life, and loss given default. Through the use of various models, historical estimates are calibrated to economic forecasts over the reasonable and supportable forecast period based on economic variables that statistically correlate with each of the probability of default and loss given default pools. Qualitative adjustments are then made to bring the allowance to the level management believes is appropriate based on factors that have not otherwise been fully accounted for in the quantitative analysis. Examples of these adjustments include 1) foresight risk, 2) input imprecision, and 3) model imprecision.

Auditing management’s estimate of the allowance for credit losses involved a high degree of subjectivity due to the highly judgmental nature of the expected loss models and the qualitative adjustments included in the ACL. Management applies significant judgment when selecting the expected loss models to be used to determine the allowance and the inputs used in those models as well as in applying qualitative adjustments. These determinations could have a significant effect on the ACL.

How We Addressed the Matter in Our Audit
We obtained an understanding of the Company’s process for establishing the ACL, including selection of the models, inputs used in the models, monitoring of the models, and the qualitative adjustments made to the ACL. We evaluated the design and tested the operating effectiveness of the controls over 1) determining the appropriateness of the models used to estimate quantitative components of the ACL, 2) validating the models used to estimate quantitative components of the ACL, 3) selecting the appropriate inputs and assumptions within the models, 4) monitoring of the models including the assessment of the output, 5) determining the appropriateness of the qualitative reserve methodology, including the identification and the assessment for the need for qualitative adjustments, 6) validating the relevance and reliability of data used to estimate the various components of the qualitative reserves, and 7) performing management’s review and approval of qualitative adjustments and model output.

To test the appropriateness of the models used by management to estimate quantitative components of the ACL, with the support of specialists, we evaluated the model methodology and model performance, and tested key modeling assumptions including the economic forecast used within the models. To test the qualitative adjustments, we evaluated the identification and measurement of the qualitative adjustments, including the basis for concluding an adjustment was warranted when considering the potential impact of foresight risk, input imprecision and model imprecision, evaluated the appropriateness of the data used by the Company to estimate the qualitative adjustments, recalculated the analyses used by management to determine the qualitative adjustments, and analyzed the changes in assumptions and components of the qualitative reserves relative to changes in the Company’s loan portfolio. For example, we evaluated the data and information utilized by management to estimate the qualitative adjustments by independently obtaining and comparing to historical loan data, third-party macroeconomic data, and peer bank data to assess the appropriateness of the information and to consider whether new or contradictory information existed.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 1992.
Dallas, TX
February 16, 2022

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized as of February 16, 2022.

COMERICA INCORPORATED

By:	/s/ Curtis C. Farmer
Curtis C. Farmer Chairman, President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities indicated as of February 16, 2022.

/s/ Curtis C. Farmer	Chairman, President and Chief Executive Officer and
Curtis C. Farmer	Director (Principal Executive Officer)

/s/ James J. Herzog	Executive Vice President and Chief Financial Officer
James J. Herzog	(Principal Financial Officer)

/s/ Mauricio A. Ortiz	Executive Vice President and Chief Accounting Officer
Mauricio A. Ortiz	(Principal Accounting Officer)

/s Michael E. Collins
Michael E. Collins	Director

/s/ Roger A. Cregg
Roger A. Cregg	Director

/s/ T. Kevin DeNicola
T. Kevin DeNicola	Director

/s/ Nancy Flores
Nancy Flores	Director

/s/ Jacqueline P. Kane
Jacqueline P. Kane	Director

/s/ Richard G. Lindner
Richard G. Lindner	Director

/s/ Barbara R. Smith
Barbara R. Smith	Director

/s/ Robert S. Taubman
Robert S. Taubman	Director

/s/ Reginald M. Turner, Jr.
Reginald M. Turner, Jr.	Director

/s/ Nina G. Vaca
Nina G. Vaca	Director

/s/ Michael G. Van de Ven
Michael G. Van de Ven	Director
S-1