Form 10-Q
period 2022-03-31
COMERICA INC /NEW/
filed 2022-04-27
CIK 28412

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________
FORM 10-Q
______________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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
$5 par value common stock:
Outstanding as of April 25, 2022: 130,760,307 shares

COMERICA INCORPORATED AND SUBSIDIARIES

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements
CONSOLIDATED BALANCE SHEETS
Comerica Incorporated and Subsidiaries

(in millions, except share data)	March 31, 2022	December 31, 2021
	(unaudited)
ASSETS
Cash and due from banks	$1,466	$1,236
Interest-bearing deposits with banks	12,084	21,443
Other short-term investments	181	197
Investment securities available-for-sale	18,810	16,986
Commercial loans	29,562	29,366
Real estate construction loans	2,301	2,948
Commercial mortgage loans	11,992	11,255
Lease financing	644	640
International loans	1,248	1,208
Residential mortgage loans	1,769	1,771
Consumer loans	2,047	2,097
Total loans	49,563	49,285
Allowance for loan losses	(554)	(588)
Net loans	49,009	48,697
Premises and equipment	444	454
Accrued income and other assets	7,171	5,603
Total assets	$89,165	$94,616
LIABILITIES AND SHAREHOLDERS’ EQUITY
Noninterest-bearing deposits	$42,677	$45,800
Money market and interest-bearing checking deposits	29,746	31,349
Savings deposits	3,300	3,167
Customer certificates of deposit	1,854	1,973
Foreign office time deposits	31	50
Total interest-bearing deposits	34,931	36,539
Total deposits	77,608	82,339
Accrued expenses and other liabilities	1,839	1,584
Medium- and long-term debt	2,682	2,796
Total liabilities	82,129	86,719
Fixed rate reset non-cumulative perpetual preferred stock, series A, no par value, $100,000 liquidation preference per share:
Authorized - 4,000 shares
Issued - 4,000 shares	394	394
Common stock - $5 par value:
Authorized - 325,000,000 shares
Issued - 228,164,824 shares	1,141	1,141
Capital surplus	2,194	2,175
Accumulated other comprehensive loss	(1,173)	(212)
Retained earnings	10,585	10,494
Less cost of common stock in treasury - 97,435,493 shares at 3/31/2022 and 97,476,872 shares at 12/31/2021	(6,105)	(6,095)
Total shareholders’ equity	7,036	7,897
Total liabilities and shareholders’ equity	$89,165	$94,616
See notes to consolidated financial statements (unaudited).

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)
Comerica Incorporated and Subsidiaries

	Three Months Ended March 31,
(in millions, except per share data)	2022	2021

INTEREST INCOME
Interest and fees on loans	$383	$386
Interest on investment securities	77	69
Interest on short-term investments	9	4
Total interest income	469	459
INTEREST EXPENSE
Interest on deposits	4	7
Interest on medium- and long-term debt	9	9
Total interest expense	13	16
Net interest income	456	443
Provision for credit losses	(11)	(182)
Net interest income after provision for credit losses	467	625
NONINTEREST INCOME
Card fees	69	71
Fiduciary income	58	53
Service charges on deposit accounts	48	48
Commercial lending fees	22	18
Derivative income	22	30
Bank-owned life insurance	13	11
Letter of credit fees	9	10
Brokerage fees	4	4
Other noninterest income	(1)	25
Total noninterest income	244	270
NONINTEREST EXPENSES
Salaries and benefits expense	289	282
Outside processing fee expense	62	64
Software expense	39	39
Occupancy expense	38	39
Equipment expense	11	12
FDIC insurance expense	8	6
Advertising expense	7	6
Other noninterest expenses	19	(1)
Total noninterest expenses	473	447
Income before income taxes	238	448
Provision for income taxes	49	98
NET INCOME	189	350
Less:
Income allocated to participating securities	1	1
Preferred stock dividends	6	6
Net income attributable to common shares	$182	$343
Earnings per common share:
Basic	$1.39	$2.46
Diluted	1.37	2.43
Comprehensive (loss) income	(772)	181
Cash dividends declared on common stock	89	95
Cash dividends declared per common share	0.68	0.68
See notes to consolidated financial statements (unaudited).

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (unaudited)
Comerica Incorporated and Subsidiaries

					Accumulated
	Nonredeemable	Common Stock			Other			Total
	Preferred	Shares		Capital	Comprehensive	Retained	Treasury	Shareholders'
(in millions, except per share data)	Stock	Outstanding	Amount	Surplus	Income (Loss)	Earnings	Stock	Equity
BALANCE AT DECEMBER 31, 2020	$394	139.2	$1,141	$2,185	$64	$9,727	$(5,461)	$8,050
Net income	—	—	—	—	—	350	—	350
Other comprehensive loss, net of tax	—	—	—	—	(169)	—	—	(169)
Cash dividends declared on common stock ($0.68 per share)	—	—	—	—	—	(95)	—	(95)
Cash dividends declared on preferred stock	—	—	—	—	—	(6)	—	(6)
Purchase of common stock	—	(0.1)	—	—	—	—	(3)	(3)
Net issuance of common stock under employee stock plans	—	0.5	—	(24)	—	(1)	28	3
Share-based compensation	—	—	—	22	—	—	—	22
BALANCE AT MARCH 31, 2021	$394	139.6	$1,141	$2,183	$(105)	$9,975	$(5,436)	$8,152
BALANCE AT DECEMBER 31, 2021	$394	130.7	$1,141	$2,175	$(212)	$10,494	$(6,095)	$7,897
Net income	—	—	—	—	—	189	—	189
Other comprehensive loss, net of tax	—	—	—	—	(961)	—	—	(961)
Cash dividends declared on common stock ($0.68 per share)	—	—	—	—	—	(89)	—	(89)
Cash dividends declared on preferred stock	—	—	—	—	—	(6)	—	(6)
Purchase of common stock	—	(0.4)	—	—	—	—	(36)	(36)
Net issuance of common stock under employee stock plans	—	0.4	—	(9)	—	(3)	26	14
Share-based compensation	—	—	—	28	—	—	—	28
BALANCE AT MARCH 31, 2022	$394	130.7	$1,141	$2,194	$(1,173)	$10,585	$(6,105)	$7,036
See notes to consolidated financial statements (unaudited).

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
Comerica Incorporated and Subsidiaries

	Three Months Ended March 31,
(in millions)	2022	2021

OPERATING ACTIVITIES
Net income	$189	$350
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	(11)	(182)
(Benefit) provision for deferred income taxes	(2)	39
Depreciation and amortization	23	25
Net periodic defined benefit credit	(22)	(20)
Share-based compensation expense	28	22
Net amortization of securities	10	8
Net change in:
Accrued income receivable	(1)	(5)
Accrued expenses payable	(93)	26
Other, net	(831)	(104)
Net cash (used in) provided by operating activities	(710)	159
INVESTING ACTIVITIES
Investment securities available-for-sale:
Maturities and redemptions	806	992
Purchases	(3,605)	(1,750)
Net change in loans	(391)	1,685
Net increase in premises and equipment	(17)	(18)
Federal Home Loan Bank stock:
Redemptions	—	115
Proceeds from bank-owned life insurance settlements	8	5
Other, net	2	(21)
Net cash (used in) provided by investing activities	(3,197)	1,008
FINANCING ACTIVITIES
Net change in:
Deposits	(5,104)	824
Medium- and long-term debt:
Maturities and redemptions	—	(2,800)
Preferred stock:
Cash dividends paid	(6)	(6)
Common stock:
Repurchases	(39)	(8)
Cash dividends paid	(89)	(95)
Issuances under employee stock plans	18	10
Other, net	(2)	12
Net cash used in financing activities	(5,222)	(2,063)
Net decrease in cash and cash equivalents	(9,129)	(896)
Cash and cash equivalents at beginning of period	22,679	15,767
Cash and cash equivalents at end of period	$13,550	$14,871
Interest paid	$16	$20
Income taxes paid	5	1
See notes to consolidated financial statements (unaudited).

NOTE 1 - BASIS OF PRESENTATION AND ACCOUNTING POLICIES
Organization
The accompanying unaudited consolidated financial statements were prepared in accordance with United States (U.S.) generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation were included. The results of operations for the three months ended March 31, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022. Certain items in prior periods were reclassified to conform to the current presentation. For further information, refer to the consolidated financial statements and footnotes thereto included in the Annual Report of Comerica Incorporated and Subsidiaries (the Corporation) on Form 10-K for the year ended December 31, 2021.
Recently Issued Accounting Pronouncements
In March 2022, the FASB issued ASU No. 2022-02, “Financial Instruments - Credit Losses (Topic 326): Troubled Debt Restructuring and Vintage Disclosures” (ASU 2022-02), which eliminates the accounting for troubled debt restructuring (TDR) while expanding modification and vintage disclosure requirements. Under the previous guidance, a TDR occurs when a loan to a borrower experiencing financial difficulty is restructured with a concession provided that a creditor would not otherwise consider. ASU 2022-02 removes the TDR accounting model, instead requiring modifications to apply existing refinancing and restructuring guidance. The update also requires additional disclosures on the nature, magnitude and subsequent performance of certain types of modifications with borrowers experiencing financial difficulties. ASU 2022-02 further included a requirement to disclose gross charge-offs incurred by year of origination of the related loan or lease. ASU 2022-02 is effective for the Corporation on January 1, 2023, and must be applied prospectively, except that the recognition and measurement of TDRs may be applied using a modified retrospective approach. Early adoption is permitted. The Corporation is evaluating the impact of the new guidance to its disclosures but does not expect there to be a material impact on its financial condition or results of operation.
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
Refer to Note 1 to the consolidated financial statements in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2021 for further information about the fair value hierarchy, descriptions of the valuation methodologies and key inputs used to measure financial assets and liabilities recorded at fair value, as well as a description of the methods and significant assumptions used to estimate fair value disclosures for financial instruments not recorded at fair value in their entirety on a recurring basis.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries
Assets and Liabilities Recorded at Fair Value on a Recurring Basis
The following tables present the recorded amount of assets and liabilities measured at fair value on a recurring basis as of March 31, 2022 and December 31, 2021.

(in millions)	Total	Level 1	Level 2	Level 3
March 31, 2022
Deferred compensation plan assets	$106	$106	$—	$—
Equity securities	54	54	—	—
Investment securities available-for-sale:
U.S. Treasury securities	2,832	2,832	—	—
Residential mortgage-backed securities (a)	13,973	—	13,973	—
Commercial mortgage-backed securities (a)	2,005	—	2,005	—
Total investment securities available-for-sale	18,810	2,832	15,978	—
Derivative assets:
Interest rate contracts	131	—	119	12
Energy contracts	1,673	—	1,673	—
Foreign exchange contracts	32	—	32	—
Total derivative assets	1,836	—	1,824	12
Total assets at fair value	$20,806	$2,992	$17,802	$12
Derivative liabilities:
Interest rate contracts	$253	$—	$253	$—
Energy contracts	1,669	—	1,669	—
Foreign exchange contracts	26	—	26	—
Other financial derivative	12	—	—	12
Total derivative liabilities	1,960	—	1,948	12
Deferred compensation plan liabilities	106	106	—	—
Total liabilities at fair value	$2,066	$106	$1,948	$12
December 31, 2021
Deferred compensation plan assets	$113	$113	$—	$—
Equity securities	62	62	—	—
Investment securities available-for-sale:
U.S. Treasury securities	2,993	2,993	—	—
Residential mortgage-backed securities (a)	13,288	—	13,288	—
Commercial mortgage-backed securities (a)	705	—	705	—
Total investment securities available-for-sale	16,986	2,993	13,993	—
Derivative assets:
Interest rate contracts	239	—	213	26
Energy contracts	670	—	670	—
Foreign exchange contracts	19	—	19	—
Total derivative assets	928	—	902	26
Total assets at fair value	$18,089	$3,168	$14,895	$26
Derivative liabilities:
Interest rate contracts	$69	$—	$69	$—
Energy contracts	662	—	662	—
Foreign exchange contracts	16	—	16	—
Other financial derivative	13	—	—	13
Total derivative liabilities	760	—	747	13
Deferred compensation plan liabilities	113	113	—	—
Total liabilities at fair value	$873	$113	$747	$13
(a)Issued and/or guaranteed by U.S. government agencies or U.S. government-sponsored enterprises.

    There were no transfers of assets or liabilities recorded at fair value on a recurring basis into or out of Level 3 fair value measurements during each of the three-month periods ended March 31, 2022 and 2021.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries
The following table summarizes the changes in Level 3 assets and liabilities measured at fair value on a recurring basis for the three-month periods ended March 31, 2022 and 2021.

		Net Realized/Unrealized Gains (Losses) (Pretax) Recorded in Earnings (a)
(in millions)	Balance at Beginning of Period	Realized	Unrealized	Balance at End of Period
Three Months Ended March 31, 2022
Derivative assets:
Interest rate contracts	$26	$—	$(14)	$12
Derivative liabilities:
Other financial derivative	(13)	—	1	(12)
Three Months Ended March 31, 2021
Derivative assets:
Interest rate contracts	$39	$—	$(15)	$24
Derivative liabilities:
Other financial derivative	(11)	—	—	(11)
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
The following table presents assets recorded at fair value on a nonrecurring basis at March 31, 2022 and December 31, 2021. No liabilities were recorded at fair value on a nonrecurring basis at March 31, 2022 and December 31, 2021.

(in millions)	Level 3
March 31, 2022
Loans:
Commercial	$58
Real estate construction	2
Commercial mortgage	13
Total assets at fair value	$73
December 31, 2021
Loans:
Commercial	$125
Real estate construction	4
Commercial mortgage	17
International	4
Total assets at fair value	$150
Level 3 assets recorded at fair value on a nonrecurring basis at March 31, 2022 and December 31, 2021 included both nonaccrual loans and TDRs for which a specific allowance was established based on the fair value of collateral. The unobservable inputs were the additional adjustments applied by management to the appraised values to reflect such factors as non-current appraisals and revisions to estimated time to sell. These adjustments are determined based on qualitative judgments made by management on a case-by-case basis and are not observable inputs, although they are used in the determination of fair value.

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
The carrying amount and estimated fair value of financial instruments not recorded at fair value in their entirety on a recurring basis on the Corporation’s Consolidated Balance Sheets are as follows:

	Carrying Amount	Estimated Fair Value
(in millions)		Total	Level 1	Level 2	Level 3
March 31, 2022
Assets
Cash and due from banks	$1,466	$1,466	$1,466	$—	$—
Interest-bearing deposits with banks	12,084	12,084	12,084	—	—
Other short-term investments	16	16	16	—	—
Loans held-for-sale	6	6	—	6	—
Total loans, net of allowance for loan losses (a)	49,009	47,919	—	—	47,919
Customers’ liability on acceptances outstanding	3	3	3	—	—
Restricted equity investments	92	92	92	—	—
Nonmarketable equity securities (b)	4	11
Liabilities
Demand deposits (noninterest-bearing)	42,677	42,677	—	42,677	—
Interest-bearing deposits	33,077	33,077	—	33,077	—
Customer certificates of deposit	1,854	1,838	—	1,838	—
Total deposits	77,608	77,592	—	77,592	—
Acceptances outstanding	3	3	3	—	—
Medium- and long-term debt	2,682	2,709	—	2,709	—
Credit-related financial instruments	(74)	(74)	—	—	(74)
December 31, 2021
Assets
Cash and due from banks	$1,236	$1,236	$1,236	$—	$—
Interest-bearing deposits with banks	21,443	21,443	21,443	—	—
Other short-term investments	16	16	16	—	—
Loans held-for-sale	6	6	—	6	—
Total loans, net of allowance for loan losses (a)	48,697	49,127	—	—	49,127
Customers’ liability on acceptances outstanding	5	5	5	—	—
Restricted equity investments	92	92	92	—	—
Nonmarketable equity securities (b)	5	10
Liabilities
Demand deposits (noninterest-bearing)	45,800	45,800	—	45,800	—
Interest-bearing deposits	34,566	34,566	—	34,566	—
Customer certificates of deposit	1,973	1,968	—	1,968	—
Total deposits	82,339	82,334	—	82,334	—
Acceptances outstanding	5	5	5	—	—
Medium- and long-term debt	2,796	2,854	—	2,854	—
Credit-related financial instruments	(59)	(59)	—	—	(59)
(a)Included $73 million and $150 million of loans recorded at fair value on a nonrecurring basis at March 31, 2022 and December 31, 2021, respectively.
(b)Certain investments that are measured at fair value using the net asset value have not been classified in the fair value hierarchy. The fair value amounts presented in the table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the Consolidated Balance Sheets.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries
NOTE 3 - INVESTMENT SECURITIES
A summary of the Corporation’s investment securities, which are defined by the Corporation as debt securities reported on the Consolidated Balance Sheet as investment securities available-for-sale, follows:

(in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
March 31, 2022
Investment securities available-for-sale:
U.S. Treasury securities	$2,932	$5	$105	$2,832
Residential mortgage-backed securities (a)	14,868	6	901	13,973
Commercial mortgage-backed securities (a)	2,105	3	103	2,005
Total investment securities available-for-sale	$19,905	$14	$1,109	$18,810
December 31, 2021
Investment securities available-for-sale:
U.S. Treasury securities	$3,010	$22	$39	$2,993
Residential mortgage-backed securities (a)	13,397	67	176	13,288
Commercial mortgage-backed securities (a)	709	2	6	705
Total investment securities available-for-sale	$17,116	$91	$221	$16,986
(a)Issued and/or guaranteed by U.S. government agencies or U.S. government-sponsored enterprises.
A summary of the Corporation’s investment securities in an unrealized loss position as of March 31, 2022 and December 31, 2021 follows:

	Less than 12 Months		12 Months or more		Total
(in millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
March 31, 2022
U.S. Treasury securities (a)	$2	$—	$1,724	$105	$1,726	$105
Residential mortgage-backed securities (b)	10,849	612	2,373	289	13,222	901
Commercial mortgage-backed securities (b)	1,780	103	—	—	1,780	103
Total temporarily impaired securities	$12,631	$715	$4,097	$394	$16,728	$1,109
December 31, 2021
U.S. Treasury securities	$465	$6	$1,334	$33	$1,799	$39
Residential mortgage-backed securities (b)	7,197	128	1,128	48	8,325	176
Commercial mortgage-backed securities (b)	346	6	—	—	346	6
Total temporarily impaired securities	$8,008	$140	$2,462	$81	$10,470	$221
(a)Unrealized losses totaled less than $0.5 million in Less than 12 Months category.
(b)Issued and/or guaranteed by U.S. government agencies or U.S. government-sponsored enterprises.
Unrealized losses resulted from changes in market interest rates. The Corporation’s portfolio is comprised of securities issued or guaranteed by the U.S. government or government-sponsored enterprises. As such, it is expected that the securities would not be settled at a price less than the amortized cost of the investments. Further, the Corporation does not intend to sell the investments, and it is not more likely than not that it will be required to sell the investments before recovery of amortized costs. At March 31, 2022, the Corporation had 943 securities in an unrealized loss position with no allowance for credit losses, comprised of 20 U.S. Treasury securities, 790 residential mortgage-backed securities and 133 commercial mortgage-backed securities.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries
Interest receivable on investment securities totaled $29 million at March 31, 2022 and $23 million at December 31, 2021 and was included in accrued income and other assets on the Consolidated Balance Sheets.
Sales, calls and write-downs of investment securities available-for-sale, computed based on the adjusted cost of the specific security, resulted in no gains or losses during the three months ended March 31, 2022 or March 31, 2021.
The following table summarizes the amortized cost and fair values of investment securities by contractual maturity. Securities with multiple maturity dates are classified in the period of final maturity. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(in millions)
March 31, 2022	Amortized Cost	Fair Value
Contractual maturity
Within one year	$800	$804
After one year through five years	2,414	2,311
After five years through ten years	2,377	2,276
After ten years	14,314	13,419
Total investment securities	$19,905	$18,810
Included in the contractual maturity distribution in the table above were residential mortgage-backed securities with a total amortized cost of $14.9 billion and fair value of $14.0 billion and commercial mortgage-backed securities with a total amortized cost of $2.1 billion and a fair value of $2.0 billion. The actual cash flows of mortgage-backed securities may differ as borrowers of the underlying loans may exercise prepayment options.
At March 31, 2022, investment securities with a carrying value of $2.7 billion were pledged where permitted or required by law, including $1.4 billion pledged to the Federal Home Loan Bank (FHLB) as collateral for potential future borrowings and $1.3 billion to secure $983 million of liabilities, primarily deposits of state and local government agencies as well as derivative instruments. For information on FHLB borrowings, refer to Note 7.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries
NOTE 4 – CREDIT QUALITY AND ALLOWANCE FOR CREDIT LOSSES
The following table presents an aging analysis of the amortized cost basis of loans.

	Loans Past Due and Still Accruing
(in millions)	30-59 Days	60-89 Days	90 Days or More	Total	Nonaccrual Loans	Current Loans (a)	Total Loans
March 31, 2022
Business loans:
Commercial	$101	$5	$9	$115	$163	$29,284	$29,562
Real estate construction:
Commercial Real Estate business line (b)	5	—	—	5	—	1,770	1,775
Other business lines (c)	5	—	2	7	4	515	526
Total real estate construction	10	—	2	12	4	2,285	2,301
Commercial mortgage:
Commercial Real Estate business line (b)	15	—	—	15	1	3,763	3,779
Other business lines (c)	24	2	14	40	26	8,147	8,213
Total commercial mortgage	39	2	14	55	27	11,910	11,992
Lease financing	9	2	—	11	—	633	644
International	3	1	—	4	5	1,239	1,248
Total business loans	162	10	25	197	199	45,351	45,747

Retail loans:
Residential mortgage	26	1	—	27	53	1,689	1,769
Consumer:
Home equity	2	2	1	5	14	1,524	1,543
Other consumer	1	—	—	1	3	500	504
Total consumer	3	2	1	6	17	2,024	2,047
Total retail loans	29	3	1	33	70	3,713	3,816
Total loans	$191	$13	$26	$230	$269	$49,064	$49,563
December 31, 2021
Business loans:
Commercial	$35	$18	$6	$59	$173	$29,134	$29,366
Real estate construction:
Commercial Real Estate business line (b)	—	—	—	—	—	2,391	2,391
Other business lines (c)	15	1	—	16	6	535	557
Total real estate construction	15	1	—	16	6	2,926	2,948
Commercial mortgage:
Commercial Real Estate business line (b)	—	—	—	—	1	3,337	3,338
Other business lines (c)	18	4	16	38	31	7,848	7,917
Total commercial mortgage	18	4	16	38	32	11,185	11,255
Lease financing	5	—	—	5	—	635	640
International	5	8	1	14	5	1,189	1,208
Total business loans	78	31	23	132	216	45,069	45,417

Retail loans:
Residential mortgage	4	—	—	4	36	1,731	1,771
Consumer:
Home equity	4	3	—	7	12	1,514	1,533
Other consumer	32	1	4	37	—	527	564
Total consumer	36	4	4	44	12	2,041	2,097
Total retail loans	40	4	4	48	48	3,772	3,868
Total loans	$118	$35	$27	$180	$264	$48,841	$49,285
(a)Includes $22 million of loans with deferred payments not considered past due in accordance with the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) at December 31, 2021.
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

	March 31, 2022
	Vintage Year
(in millions)	2022		2021		2020		2019	2018	Prior	Revolvers	Revolvers Converted to Term	Total
Business loans:
Commercial:
Pass (a)	$1,210	(b)	$4,411	(b)	$1,512	(b)	$1,318	$814	$1,328	$17,736	$8	$28,337
Criticized (c)	12		172		120		110	64	136	609	2	1,225
Total commercial	1,222		4,583		1,632		1,428	878	1,464	18,345	10	29,562
Real estate construction
Pass (a)	80		552		762		499	162	126	107	—	2,288
Criticized (c)	—		—		3		—	1	9	—	—	13
Total real estate construction	80		552		765		499	163	135	107	—	2,301
Commercial mortgage
Pass (a)	642		2,640		1,910		1,574	1,382	3,147	446	—	11,741
Criticized (c)	2		27		42		44	29	104	3	—	251
Total commercial mortgage	644		2,667		1,952		1,618	1,411	3,251	449	—	11,992
Lease financing
Pass (a)	54		156		84		93	47	183	—	—	617
Criticized (c)	—		—		2		9	8	8	—	—	27
Total lease financing	54		156		86		102	55	191	—	—	644
International
Pass (a)	190		279		110		73	42	16	481	—	1,191
Criticized (c)	—		20		8		3	5	11	10	—	57
Total international	190		299		118		76	47	27	491	—	1,248
Total business loans	2,190		8,257		4,553		3,723	2,554	5,068	19,392	10	45,747
Retail loans:
Residential mortgage
Pass (a)	105		426		501		148	76	460	—	—	1,716
Criticized (c)	2		4		1		8	1	37	—	—	53
Total residential mortgage	107		430		502		156	77	497	—	—	1,769
Consumer:
Home equity
Pass (a)	—		—		—		—	—	10	1,474	42	1,526
Criticized (c)	—		—		—		—	—	1	13	3	17
Total home equity	—		—		—		—	—	11	1,487	45	1,543
Other consumer
Pass (a)	15		64		63		11	1	11	335	—	500
Criticized (c)	—		—		—		—	—	—	4	—	4
Total other consumer	15		64		63		11	1	11	339	—	504
Total consumer	15		64		63		11	1	22	1,826	45	2,047
Total retail loans	122		494		565		167	78	519	1,826	45	3,816
Total loans	$2,312		$8,751		$5,118		$3,890	$2,632	$5,587	$21,218	$55	$49,563

Table continues on the following page.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

	December 31, 2021
	Vintage Year
	2021		2020		2019	2018	2017	Prior	Revolvers	Revolvers Converted to Term	Total
Business loans:
Commercial:
Pass (a)	$5,270	(b)	$1,740	(b)	$1,528	$947	$713	$763	$17,241	$10	$28,212
Criticized (c)	101		120		105	86	26	94	620	2	1,154
Total commercial	5,371		1,860		1,633	1,033	739	857	17,861	12	29,366
Real estate construction:
Pass (a)	458		858		849	424	158	34	132	—	2,913
Criticized (c)	—		3		—	13	8	8	3	—	35
Total real estate construction	458		861		849	437	166	42	135	—	2,948
Commercial mortgage:
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
(b)Includes Small Business Administration Paycheck Protection Program (PPP) loans of $233 million and $458 million at March 31, 2022 and December 31, 2021, respectively.
(c)Includes loans with an internal rating of special mention, substandard loans for which the accrual of interest has not been discontinued and nonaccrual loans. Special mention loans have potential credit weaknesses that deserve management’s close attention, such as loans to borrowers who may be experiencing financial difficulties that may result in deterioration of repayment prospects from the borrower at some future date. Accruing substandard loans have a well-defined weakness, or weaknesses, such as loans to borrowers who may be experiencing losses from operations or inadequate liquidity of a degree and duration that jeopardizes the orderly repayment of the loan. Substandard loans are also distinguished by the distinct possibility of loss in the future if these weaknesses are not corrected. Nonaccrual loans are loans for which the accrual of interest has been discontinued. For further information regarding nonaccrual loans, refer to the Nonperforming Assets subheading in Note 1 - Basis of Presentation and Accounting Policies on page F-52 in the Corporation's 2021 Annual Report. These categories are generally consistent with the "special mention" and "substandard" categories as defined by regulatory authorities. A minority of nonaccrual loans are consistent with the "doubtful" category.

Loan interest receivable totaled $120 million at both March 31, 2022 and December 31, 2021, and was included in accrued income and other assets on the Consolidated Balance Sheets.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries
Allowance for Credit Losses
The following table details the changes in the allowance for credit losses.

	2022			2021
(in millions)	Business Loans	Retail Loans	Total	Business Loans	Retail Loans	Total
Three Months Ended March 31
Balance at beginning of period:
Allowance for loan losses	$531	$57	$588	$895	$53	$948
Allowance for credit losses on lending-related commitments	24	6	30	35	9	44
Allowance for credit losses	555	63	618	930	62	992
Loan charge-offs	(17)	(1)	(18)	(15)	(1)	(16)
Recoveries on loans previously charged-off	9	1	10	12	1	13
Net loan charge-offs	(8)	—	(8)	(3)	—	(3)
Provision for credit losses:
Provision for loan losses	(30)	4	(26)	(183)	15	(168)
Provision for credit losses on lending-related commitments	9	6	15	(13)	(1)	(14)
Provision for credit losses	(21)	10	(11)	(196)	14	(182)
Balance at end of period:
Allowance for loan losses	493	61	554	709	68	777
Allowance for credit losses on lending-related commitments	33	12	45	22	8	30
Allowance for credit losses	$526	$73	$599	$731	$76	$807
Allowance for loan losses as a percentage of total loans	1.08%	1.61%	1.12%	1.52%	1.74%	1.54%
Allowance for credit losses as a percentage of total loans	1.15	1.92	1.21	1.57	1.94	1.59

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries
Nonaccrual Loans
The following table presents additional information regarding nonaccrual loans. No interest income was recognized on nonaccrual loans for the three-month periods ended March 31, 2022 and 2021.

(in millions)	Nonaccrual Loans with No Related Allowance	Nonaccrual Loans with Related Allowance	Total Nonaccrual Loans
March 31, 2022
Business loans:
Commercial	$70	$93	$163
Real estate construction:
Other business lines (a)	—	4	4
Commercial mortgage:
Commercial Real Estate business line (b)	—	1	1
Other business lines (a)	6	20	26
Total commercial mortgage	6	21	27
International	5	—	5
Total business loans	81	118	199
Retail loans:
Residential mortgage	53	—	53
Consumer:
Home equity	14	—	14
Other consumer	3	—	3
Total consumer	17	—	17
Total retail loans	70	—	70
Total nonaccrual loans	$151	$118	$269
December 31, 2021
Business loans:
Commercial	$8	$165	$173
Real estate construction:
Other business lines (a)	—	6	6
Commercial mortgage:
Commercial Real Estate business line (b)	—	1	1
Other business lines (a)	4	27	31
Total commercial mortgage	4	28	32
International	—	5	5
Total business loans	12	204	216
Retail loans:
Residential mortgage	36	—	36
Consumer:
Home equity	12	—	12
Total retail loans	48	—	48
Total nonaccrual loans	$60	$204	$264
(a)Primarily loans secured by owner-occupied real estate.
(b)Primarily loans to real estate developers.

Foreclosed Properties
Foreclosed properties totaled $1 million at both March 31, 2022 and December 31, 2021. Retail loans secured by residential real estate properties in process of foreclosure included in nonaccrual loans totaled $1 million at March 31, 2022, compared to none at December 31, 2021.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries
Troubled Debt Restructurings
The following table details the amortized cost basis at March 31, 2022 and 2021 of loans considered to be TDRs that were restructured during the three-month periods ended March 31, 2022 and 2021, by type of modification. In cases of loans with more than one type of modification, the loans were categorized based on the most significant modification.

	Principal Deferrals (a)
(in millions)	2022	2021 (b)
Three Months Ended March 31,
Commercial	$21	$—
Consumer:
Home equity (c)	2	—
Total loans	$23	$—
(a)Primarily represents loan balances where terms were extended by more than an insignificant time period, typically more than 180 days, at or above contractual interest rates. Also includes commercial loans restructured in bankruptcy.
(b)Under the provisions of the CARES Act, qualifying COVID-19-related modifications, primarily principal deferrals, were not considered TDRs during the three months ended March 31, 2021.
(c)Includes bankruptcy loans for which the court has discharged the borrower's obligation and the borrower has not reaffirmed the debt.
The Corporation charges interest on principal balances outstanding during deferral periods. Additionally, none of the modifications involved forgiveness of principal. Commitments to lend additional funds to borrowers whose terms have been modified in TDRs were $1 million at March 31, 2022 compared to none at December 31, 2021, respectively. On an ongoing basis, the Corporation monitors the performance of modified loans to their restructured terms. The allowance for loan losses continues to be reassessed on the basis of an individual evaluation of the loan.
For principal deferrals, incremental deterioration in the credit quality of the loan, represented by a downgrade in the risk rating of the loan, for example, due to missed interest payments or a reduction of collateral value, is considered a subsequent default. For interest rate reductions, a subsequent payment default is defined in terms of delinquency, when a principal or interest payment is 90 days past due. Of the TDRs modified during the twelve-month periods ended March 31, 2022 and 2021, there were no subsequent defaults of principal deferrals or interest rate reductions for the three-month period ended March 31, 2022 and 2021.

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
Included in the fair value of derivative instruments are credit valuation adjustments reflecting counterparty credit risk. These adjustments are determined by applying a credit spread for the counterparty or the Corporation, as appropriate, to the total expected exposure of the derivative. Master netting arrangements effectively reduce credit valuation adjustments by

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries
permitting settlement of positive and negative positions and offset cash collateral held with the same counterparty on a net basis. Bilateral collateral agreements require daily exchange of cash or highly rated securities issued by the U.S. Treasury or other U.S. government entities to collateralize amounts due to either party. At March 31, 2022, counterparties with bilateral collateral agreements deposited $99 million of cash with the Corporation to secure the fair value of contracts in an unrealized gain position, and the Corporation had pledged $161 million of marketable investment securities and posted $1.4 billion of cash as collateral for contracts in an unrealized loss position. For those counterparties not covered under bilateral collateral agreements, collateral is obtained, if deemed necessary, based on the results of management’s credit evaluation of the counterparty. Collateral varies, but may include cash, investment securities, accounts receivable, equipment or real estate.
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
The following table presents the composition of the Corporation’s derivative instruments held or issued for risk management purposes or in connection with customer-initiated and other activities at March 31, 2022 and December 31, 2021. The table excludes a derivative related to the Corporation's 2008 sale of its remaining ownership of Visa shares.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

	March 31, 2022			December 31, 2021
		Fair Value			Fair Value
(in millions)	Notional/ Contract Amount (a)	Gross Derivative Assets	Gross Derivative Liabilities	Notional/ Contract Amount (a)	Gross Derivative Assets	Gross Derivative Liabilities
Risk management purposes
Derivatives designated as hedging instruments
Interest rate contracts:
Fair value swaps - receive fixed/pay floating	$2,650	$—	$—	$2,650	$—	$—
Cash flow swaps - receive fixed/pay floating (b)	11,150	—	—	8,050	—	—
Derivatives used as economic hedges
Foreign exchange contracts:
Spot, forwards and swaps	379	1	1	452	—	2
Total risk management purposes	14,179	1	1	11,152	—	2
Customer-initiated and other activities
Interest rate contracts:
Caps and floors written	848	—	9	809	—	3
Caps and floors purchased	848	9	—	809	3	—
Swaps	19,044	122	244	19,382	236	66
Total interest rate contracts	20,740	131	253	21,000	239	69
Energy contracts:
Caps and floors written	2,935	—	477	1,779	—	203
Caps and floors purchased	2,935	478	—	1,779	204	—
Swaps	5,748	1,195	1,192	4,212	466	459
Total energy contracts	11,618	1,673	1,669	7,770	670	662
Foreign exchange contracts:
Spot, forwards, options and swaps	2,149	31	25	1,716	19	14
Total customer-initiated and other activities	34,507	1,835	1,947	30,486	928	745
Total gross derivatives	$48,686	1,836	1,948	$41,638	928	747
Amounts offset in the Consolidated Balance Sheets:
Netting adjustment - Offsetting derivative assets/liabilities		(241)	(241)		(187)	(187)
Netting adjustment - Cash collateral received/posted		(95)	(1,267)		(15)	(452)
Net derivatives included in the Consolidated Balance Sheets (c)		1,500	440		726	108
Amounts not offset in the Consolidated Balance Sheets:
Marketable securities pledged under bilateral collateral agreements		—	(144)		—	(52)
Net derivatives after deducting amounts not offset in the Consolidated Balance Sheets		$1,500	$296		$726	$56
(a)Notional or contractual amounts, which represent the extent of involvement in the derivatives market, are used to determine the contractual cash flows required in accordance with the terms of the agreement. These amounts are typically not exchanged, significantly exceed amounts subject to credit or market risk and are not reflected in the Consolidated Balance Sheets.
(b)March 31, 2022 included $5.5 billion of forward starting swaps that will become effective on their contractual start dates in 2022 and 2023.
(c)Net derivative assets are included in accrued income and other assets and net derivative liabilities are included in accrued expenses and other liabilities on the Consolidated Balance Sheets. Included in the fair value of net derivative assets and net derivative liabilities are credit valuation adjustments reflecting counterparty credit risk and credit risk of the Corporation. The fair value of net derivative assets included credit valuation adjustments for counterparty credit risk of $10 million and $9 million at March 31, 2022 and December 31, 2021, respectively.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries
Risk Management
The Corporation's derivative instruments used for managing interest rate risk include cash flow hedging strategies that convert variable-rate loans to fixed rates and fair value hedging strategies that convert fixed-rate medium- and long-term debt to variable rates. Interest and fees on loans included $22 million and $24 million of cash flow hedge income for the three-month periods ended March 31, 2022 and 2021, respectively.
The following table details the effects of fair value hedging on the Consolidated Statements of Comprehensive Income.

	Interest on Medium- and Long-Term Debt
	Three Months Ended March 31,
(in millions)	2022	2021
Total interest on medium- and long-term debt (a)	$9	$9
Fair value hedging relationships:
Interest rate contracts:
Hedged items	25	25
Derivatives designated as hedging instruments	(17)	(17)
(a) Includes the effects of hedging.
    For information on accumulated net (losses) gains on cash flow hedges, refer to Note 8.
    The following table summarizes the expected weighted average remaining maturity of the notional amount of risk management interest rate swaps, the carrying amount of the related hedged items and the weighted average interest rates associated with amounts expected to be received or paid on interest rate swap agreements as of March 31, 2022 and December 31, 2021.

Cash flow swaps - receive fixed/pay floating rate on variable-rate loans

	March 31, 2022	December 31, 2021
Weighted average:
Time to maturity (in years)	3.2	2.1
Receive rate (a)	1.78%	1.84%
Pay rate (a), (b)	0.21	0.10
(a)March 31, 2022 excluded $5.5 billion of forward starting swaps that will become effective on their contractual start dates in 2022 and 2023. December 31, 2021 excluded $3.0 billion of forward starting swaps.
(b)Variable rates paid on receive fixed swaps designated as cash flow hedges are based on either one-month LIBOR or one-month BSBY rates in effect at March 31, 2022 and December 31, 2021. Derivative contracts with maturity dates beyond the LIBOR cessation date will fall back to the daily Secured Overnight Financing Rate (SOFR) with a spread adjustment.

Fair value swaps - receive fixed/pay floating rate on medium- and long-term debt

(dollar amounts in millions)	March 31, 2022	December 31, 2021
Carrying value of hedged items (a)	$2,682	$2,796
Weighted average:
Time to maturity (in years)	3.4	3.6
Receive rate	3.68%	3.68%
Pay rate (b)	1.40	1.08
(a)Included $30 million and $145 million of cumulative hedging adjustments at March 31, 2022 and December 31, 2021, respectively, which included $4 million and $5 million, respectively, of hedging adjustment on a discontinued hedging relationship.
(b)Floating rates paid on receive fixed swaps designated as fair value hedges are based on one-month LIBOR rates in effect at March 31, 2022 and December 31, 2021. Derivative contracts with maturity dates beyond the LIBOR cessation date will fall back to the daily SOFR with a spread adjustment.
Customer-Initiated and Other
The Corporation enters into derivative transactions at the request of customers and generally takes offsetting positions with dealer counterparties to mitigate the inherent market risk. Income primarily results from the spread between the customer derivative and the offsetting dealer position.
For customer-initiated foreign exchange contracts where offsetting positions have not been taken, the Corporation manages the remaining inherent market risk through individual foreign currency position limits and aggregate value-at-risk limits. These limits are established annually and reviewed quarterly. For those customer-initiated derivative contracts which

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries
were not offset or where the Corporation holds a position within the limits described above, the Corporation recognized no net gains and losses in other noninterest income on the Consolidated Statements of Comprehensive Income for the three-month periods ended March 31, 2022 and 2021, respectively.
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

	Three Months Ended March 31,
(in millions)	2022	2021
Interest rate contracts	$9	$15
Energy contracts	2	4
Foreign exchange contracts	11	11
Total	$22	$30
Credit-Related Financial Instruments
The Corporation issues off-balance sheet financial instruments in connection with commercial and consumer lending activities. The Corporation’s credit risk associated with these instruments is represented by the contractual amounts indicated in the following table.

(in millions)	March 31, 2022	December 31, 2021
Unused commitments to extend credit:
Commercial and other	$26,471	$25,910
Bankcard, revolving credit and home equity loan commitments	3,614	3,554
Total unused commitments to extend credit	$30,085	$29,464
Standby letters of credit	$3,391	$3,378
Commercial letters of credit	41	44
The Corporation maintains an allowance to cover current expected credit losses inherent in lending-related commitments, including unused commitments to extend credit, letters of credit and financial guarantees. The allowance for credit losses on lending-related commitments, included in accrued expenses and other liabilities on the Consolidated Balance Sheets, was $45 million and $30 million at March 31, 2022 and December 31, 2021, respectively.
Unused Commitments to Extend Credit
Commitments to extend credit are legally binding agreements to lend to a customer, provided there is no violation of any condition established in the contract. These commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many commitments expire without being drawn upon, the total contractual amount of commitments does not necessarily represent future cash requirements of the Corporation. Commercial and other unused commitments are primarily variable rate commitments. The allowance for credit losses on lending-related commitments included $40 million at March 31, 2022 and $27 million at December 31, 2021 for expected credit losses inherent in the Corporation’s unused commitments to extend credit.
Standby and Commercial Letters of Credit
Standby letters of credit represent conditional obligations of the Corporation which guarantee the performance of a customer to a third party. Standby letters of credit are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing and similar transactions. Commercial letters of credit are issued to finance foreign or domestic trade transactions. These contracts expire in decreasing amounts through the year 2028. The Corporation may enter into participation arrangements with third parties that effectively reduce the maximum amount of future payments which may be required under standby and commercial letters of credit. These risk participations covered $96 million and $98 million at March 31, 2022 and December 31, 2021, respectively, of the $3.4 billion of standby and commercial letters of credit outstanding at both March 31, 2022 and December 31, 2021.
The carrying value of the Corporation’s standby and commercial letters of credit, included in accrued expenses and other liabilities on the Consolidated Balance Sheets, totaled $34 million at March 31, 2022, including $29 million in deferred fees and $5 million in the allowance for credit losses on lending-related commitments. At December 31, 2021, the comparable amounts were $32 million, $29 million and $3 million, respectively.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries
The following table presents a summary of criticized standby and commercial letters of credit at March 31, 2022 and December 31, 2021. The Corporation's criticized list is generally consistent with the Special Mention, Substandard and Doubtful categories defined by regulatory authorities. The Corporation manages credit risk through underwriting, periodically reviewing and approving its credit exposures using Board committee approved credit policies and guidelines.

(dollar amounts in millions)	March 31, 2022	December 31, 2021
Total criticized standby and commercial letters of credit	$34	$37
As a percentage of total outstanding standby and commercial letters of credit	1.0%	1.1%
Other Credit-Related Financial Instruments
The Corporation enters into credit risk participation agreements, under which the Corporation assumes credit exposure associated with a borrower’s performance related to certain interest rate derivative contracts. The Corporation is not a party to the interest rate derivative contracts and only enters into these credit risk participation agreements in instances in which the Corporation is also a party to the related loan participation agreements for such borrowers. The Corporation manages its credit risk on the credit risk participation agreements by monitoring the creditworthiness of the borrowers, which is based on the normal credit review process as if the Corporation had entered into the derivative instruments directly with the borrower. The notional amount of such credit risk participation agreements reflects the pro-rata share of the derivative instrument, consistent with its share of the related participated loan. The total notional amount of the credit risk participation agreements was approximately $1.2 billion and $1.1 billion at March 31, 2022 and December 31, 2021, respectively, and the fair value was insignificant at March 31, 2022 and $1 million at December 31, 2021. The maximum estimated exposure to these agreements, as measured by projecting a maximum value of the guaranteed derivative instruments, assuming 100 percent default by all obligors on the maximum values, was $4 million and $30 million at March 31, 2022 and December 31, 2021, respectively. In the event of default, the lead bank has the ability to liquidate the assets of the borrower, in which case the lead bank would be required to return a percentage of the recouped assets to the participating banks. As of March 31, 2022, the weighted average remaining maturity of outstanding credit risk participation agreements was 4.5 years.
In 2008, the Corporation sold its remaining ownership of Visa Class B shares and entered into a derivative contract. Under the terms of the derivative contract, the Corporation will compensate the counterparty primarily for dilutive adjustments made to the conversion factor of the Visa Class B shares to Class A shares based on the ultimate outcome of litigation involving Visa. Conversely, the Corporation will be compensated by the counterparty for any increase in the conversion factor from anti-dilutive adjustments. The notional amount of the derivative contract was equivalent to approximately 780,000 Visa Class B Shares. The fair value of the derivative liability, included in accrued expenses and other liabilities on the Consolidated Balance Sheets, was $12 million and $13 million at March 31, 2022 and December 31, 2021, respectively.
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
The Corporation accounts for its interests in LIHTC entities using the proportional amortization method. Ownership interests in other tax credit entities are accounted for under either the cost or equity method. Exposure to loss as a result of the Corporation's involvement in LIHTC entities and other tax credit entities at March 31, 2022 was limited to $434 million and $19 million, respectively.
Investment balances, including all legally binding commitments to fund future investments, are included in accrued income and other assets on the Consolidated Balance Sheets. A liability is recognized in accrued expenses and other liabilities on the Consolidated Balance Sheets for all legally binding unfunded commitments to fund tax credit entities ($155 million at March 31, 2022). Amortization and other write-downs of LIHTC investments are presented on a net basis as a component of the provision for income taxes on the Consolidated Statements of Comprehensive Income, while amortization and write-downs of

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries
other tax credit investments are recorded in other noninterest income. The income tax credits and deductions are recorded as a reduction of income tax expense and a reduction of federal income taxes payable.
The Corporation provided no financial or other support that was not contractually required to any of the above VIEs during the three months ended March 31, 2022 and 2021.
The following table summarizes the impact of these tax credit entities on the Corporation’s Consolidated Statements of Comprehensive Income.

	Three Months Ended March 31,
(in millions)	2022	2021
Provision for income taxes:
Amortization of LIHTC investments	$17	$17
Low income housing tax credits	(16)	(16)
Other tax benefits related to tax credit entities	(4)	(4)
Total provision for income taxes	$(3)	$(3)
For further information on the Corporation’s consolidation policy, see Note 1 to the consolidated financial statements in the Corporation's 2021 Annual Report.

NOTE 7 - MEDIUM- AND LONG-TERM DEBT
Medium- and long-term debt is summarized as follows:

(in millions)	March 31, 2022	December 31, 2021
Parent company
Subordinated notes:
3.80% subordinated notes due 2026 (a)	$251	$265
Medium- and long-term notes:
3.70% notes due 2023 (a)	857	877
4.00% notes due 2029 (a)	559	594
Total medium- and long-term notes	1,416	1,471
Total parent company	1,667	1,736
Subsidiaries
Subordinated notes:
4.00% subordinated notes due 2025 (a)	346	363
7.875% subordinated notes due 2026 (a)	179	190
Total subordinated notes	525	553
Medium- and long-term notes:
2.50% notes due 2024 (a)	490	507
Total medium- and long-term notes	490	507
Total subsidiaries	1,015	1,060
Total medium- and long-term debt	$2,682	$2,796
(a)The fixed interest rates on these notes have been swapped to a variable rate and designated in a hedging relationship. Accordingly, carrying value has been adjusted to reflect the change in the fair value of the debt as a result of changes in the benchmark rate.
    Subordinated notes with remaining maturities greater than one year qualify as Tier 2 capital.
    Comerica Bank (the Bank), a wholly-owned subsidiary of the Corporation, is a member of the FHLB, which provides short-and long-term funding to its members through advances collateralized by real estate-related assets. Borrowing capacity is contingent on the amount of collateral available to be pledged to the FHLB. At March 31, 2022, $17.8 billion of real estate-related loans and $1.4 billion of investment securities were pledged to the FHLB as collateral with capacity for potential future borrowings of approximately $9.9 billion.
    Unamortized debt issuance costs deducted from the carrying amount of medium- and long-term debt totaled $7 million at both March 31, 2022 and December 31, 2021.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries
NOTE 8 - ACCUMULATED OTHER COMPREHENSIVE LOSS
The following table presents a reconciliation of the changes in the components of accumulated other comprehensive loss and details the components of other comprehensive loss for the three months ended March 31, 2022 and 2021, including the amount of income tax benefit allocated to each component of other comprehensive loss.

	Three Months Ended March 31,
(in millions)	2022	2021
Accumulated net unrealized (losses) gains on investment securities:
Balance at beginning of period, net of tax	$(99)	$211
Net unrealized losses arising during the period	(965)	(183)
Less: Benefit for income taxes	(227)	(43)
Change in net unrealized (losses) gains on investment securities, net of tax	(738)	(140)
Balance at end of period, net of tax	$(837)	$71
Accumulated net (losses) gains on cash flow hedges:
Balance at beginning of period, net of tax	$55	$155
Net cash flow hedge losses arising during the period	(271)	(18)
Less: Benefit for income taxes	(64)	(4)
Change in net cash flow hedge (losses) gains arising during the period, net of tax	(207)	(14)
Less:
Net cash flow hedge gains included in interest and fees on loans	22	24
Less: Provision for income taxes	5	6
Reclassification adjustment for net cash flow hedge gains included in net income, net of tax	17	18
Change in net cash flow hedge (losses) gains, net of tax	(224)	(32)
Balance at end of period, net of tax (a)	$(169)	$123
Accumulated defined benefit pension and other postretirement plans adjustment:
Balance at beginning of period, net of tax	$(168)	$(302)
Amounts recognized in other noninterest expenses:
Amortization of actuarial net loss	7	10
Amortization of prior service credit	(6)	(6)
Total amounts recognized in other noninterest expenses	1	4
Less: Provision for income taxes	—	1
Adjustment for amounts recognized as components of net periodic benefit credit during the period, net of tax	1	3
Change in defined benefit pension and other postretirement plans adjustment, net of tax	1	3
Balance at end of period, net of tax	$(167)	$(299)
Total accumulated other comprehensive loss at end of period, net of tax	$(1,173)	$(105)
(a)The Corporation expects to reclassify $11 million of losses, net of tax, from accumulated other comprehensive loss to earnings over the next twelve months if interest yield curves and notional amounts remain at March 31, 2022 levels.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries
NOTE 9 - NET INCOME PER COMMON SHARE
Basic and diluted net income per common share are presented in the following table.

	Three Months Ended March 31,
(in millions, except per share data)	2022	2021
Basic and diluted
Net income	$189	$350
Less:
Income allocated to participating securities	1	1
Preferred stock dividends	6	6
Net income attributable to common shares	$182	$343
Basic average common shares	131	140
Basic net income per common share	$1.39	$2.46
Basic average common shares	131	140
Dilutive common stock equivalents:
Net effect of the assumed exercise of stock awards	2	1
Diluted average common shares	133	141
Diluted net income per common share	$1.37	$2.43
The following average shares related to outstanding options to purchase shares of common stock were not included in the computation of diluted net income per common share because the options were anti-dilutive for the period.

	Three Months Ended March 31,
(average outstanding options in thousands)	2022	2021
Average outstanding options	322	782
Range of exercise prices	$92.58 - $95.25	$67.53 - $95.25

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries
NOTE 10 - EMPLOYEE BENEFIT PLANS
Net periodic defined benefit cost (credit) is comprised of service cost and other components of net benefit cost (credit). Service cost is included in salaries and benefits expense and other components of net benefit cost (credit) are included in other noninterest expenses on the Consolidated Statements of Comprehensive Income. For further information on the Corporation's employee benefit plans, refer to Note 17 to the consolidated financial statements in the Corporation's 2021 Annual Report.
The components of net periodic benefit cost (credit) for the Corporation's qualified pension plan, non-qualified pension plan and postretirement benefit plan are as follows.

Qualified Defined Benefit Pension Plan	Three Months Ended March 31,
(in millions)	2022	2021
Service cost	$9	$10
Other components of net benefit credit:
Interest cost	16	15
Expected return on plan assets	(50)	(50)
Amortization of prior service credit	(4)	(5)
Amortization of net loss	5	7
Total other components of net benefit credit	(33)	(33)
Net periodic defined benefit credit	$(24)	$(23)

Non-Qualified Defined Benefit Pension Plan	Three Months Ended March 31,
(in millions)	2022	2021
Service cost	$1	$—
Other components of net benefit cost:
Interest cost	1	2
Amortization of prior service credit	(2)	(1)
Amortization of net loss	2	3
Total other components of net benefit cost	1	4
Net periodic defined benefit cost	$2	$4

Postretirement Benefit Plan	Three Months Ended March 31,
(in millions)	2022	2021
Other components of net benefit credit:
Expected return on plan assets	$—	$(1)
Net periodic defined benefit credit	$—	$(1)

NOTE 11 - INCOME TAXES AND TAX-RELATED ITEMS
Net unrecognized tax benefits were $18 million at both March 31, 2022 and December 31, 2021. The Corporation anticipates that it is reasonably possible that final settlement of federal and state tax issues will result in a change in net unrecognized tax benefits of $5 million within the next twelve months. Included in accrued expenses and other liabilities on the Consolidated Balance Sheets was a liability for tax-related interest and penalties of $6 million at both March 31, 2022 and December 31, 2021.
Net deferred tax assets were $305 million at March 31, 2022, compared to $9 million at December 31, 2021. The $296 million increase resulted primarily from increases to deferred tax assets related to net unrealized losses on investment securities available-for-sale and hedging gains and losses. Included in deferred tax assets at both March 31, 2022 and December 31, 2021 were $3 million of state net operating loss (NOL) carryforwards and $3 million of federal foreign tax carryforwards. State net operating loss carryforwards expire between 2022 and 2031 and federal foreign tax credit carryforwards expire between 2028 and 2030. The Corporation believes that it is more likely than not that the benefit from federal foreign tax credits and certain state NOL carryforwards will not be realized and, accordingly, maintains a federal valuation allowance of $3 million and a state valuation allowance of $2 million at both March 31, 2022 and December 31, 2021. The determination regarding valuation allowance was based on evidence of loss carryback capacity, projected future reversals of existing taxable temporary differences to absorb the deferred tax assets and assumptions made regarding future events.
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
For matters where a loss is not probable, the Corporation has not established an accrual. The Corporation believes the estimate of the aggregate range of reasonably possible losses, in excess of established accruals, for all legal proceedings and regulatory matters in which it is involved is from zero to approximately $49 million at March 31, 2022. This estimated aggregate range of reasonably possible losses is based upon currently available information for those legal proceedings and regulatory matters in which the Corporation is involved, taking into account the Corporation’s best estimate of such losses for those legal cases and regulatory matters for which such estimate can be made. For certain legal cases and regulatory matters, the Corporation does not believe that an estimate can currently be made. The Corporation’s estimate involves significant judgment, given the varying stages of the legal proceedings and regulatory matters (including the fact many are currently in preliminary stages), the existence in certain legal proceedings of multiple defendants (including the Corporation) whose share of liability has yet to be determined, the numerous yet-unresolved issues in many of the legal proceedings and regulatory matters (including issues regarding class certification and the scope of many of the claims) and the attendant uncertainty of the various potential outcomes of such legal proceedings and regulatory matters. Accordingly, the Corporation’s estimate will change from time to time, and actual losses may be more or less than the current estimate.
In the event of unexpected future developments, it is possible the ultimate resolution of these matters, if unfavorable, may be material to the Corporation's consolidated financial condition, results of operations or cash flows.
For information regarding income tax contingencies, refer to Note 11.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries
NOTE 13 - STRATEGIC LINES OF BUSINESS
The Corporation has strategically aligned its operations into three major business segments: the Commercial Bank, the Retail Bank and Wealth Management. These business segments are differentiated based on the type of customer and the related products and services provided. In addition to the three major business segments, the Finance Division is also reported as a segment. Business segment results are produced by the Corporation’s internal management accounting system. This system measures financial results based on the internal business unit structure of the Corporation. The performance of the business segments is not comparable with the Corporation's consolidated results and is not necessarily comparable with similar information for any other financial institution. Additionally, because of the interrelationships of the various segments, the information presented is not indicative of how the segments would perform if they operated as independent entities. The management accounting system assigns balance sheet and income statement items to each business segment using certain methodologies, which are regularly reviewed and refined. From time to time, the Corporation may make reclassifications among the segments to more appropriately reflect management's current view of the segments, and methodologies may be modified as the management accounting system is enhanced and changes occur in the organizational structure and/or product lines. For comparability purposes, amounts in all periods are based on business unit structure and methodologies in effect at March 31, 2022.
The following discussion provides information about the activities of each business segment. A discussion of the financial results and the factors impacting performance can be found in "Business Segments" in the "Strategic Lines of Business" section of the financial review.
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
For further information on the methodologies which form the basis for these results refer to Note 22 to the consolidated financial statements in the Corporation's 2021 Annual Report.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries
Business segment financial results are as follows:

	Commercial Bank	Retail Bank	Wealth Management	Finance	Other	Total
(dollar amounts in millions)
Three Months Ended March 31, 2022
Earnings summary:
Net interest income (expense)	$356	$130	$36	$(64)	$(2)	$456
Provision for credit losses	(23)	7	2	—	3	(11)
Noninterest income	132	28	72	18	(6)	244
Noninterest expenses	234	164	83	—	(8)	473
Provision (benefit) for income taxes	65	(4)	6	(12)	(6)	49
Net income (loss)	$212	$(9)	$17	$(34)	$3	$189
Net credit-related charge-offs (recoveries)	$9	$—	$(1)	$—	$—	$8
Selected average balances:
Assets	$44,882	$2,807	$4,858	$19,235	$19,368	$91,150
Loans	41,549	2,013	4,713	—	(2)	48,273
Deposits	46,040	26,861	5,303	680	219	79,103
Statistical data:
Return on average assets (a)	1.71%	(0.14%)	1.21%	n/m	n/m	0.84%
Efficiency ratio (b)	47.32	103.82	76.79	n/m	n/m	66.91
Three Months Ended March 31, 2021
Earnings summary:
Net interest income (expense)	$382	$133	$42	$(117)	$3	$443
Provision for credit losses	(177)	6	(12)	—	1	(182)
Noninterest income	159	28	67	12	4	270
Noninterest expenses	215	149	76	—	7	447
Provision (benefit) for income taxes	113	—	10	(25)	—	98
Net income (loss)	$390	$6	$35	$(80)	$(1)	$350
Net credit-related charge-offs	$2	$1	$—	$—	$—	$3
Selected average balances:
Assets	$44,448	$3,463	$5,162	$16,959	$14,527	$84,559
Loans	42,904	2,620	5,059	—	6	50,589
Deposits	41,102	24,322	4,826	985	157	71,392
Statistical data:
Return on average assets (a)	3.56%	0.11%	2.72%	n/m	n/m	1.68%
Efficiency ratio (b)	39.70	91.68	69.84	n/m	n/m	62.59
(a)Return on average assets is calculated based on the greater of average assets or average liabilities and attributed equity.
(b)Noninterest expenses as a percentage of the sum of net interest income and noninterest income excluding a derivative contract tied to the conversion rate of Visa Class B shares and changes in the value of shares obtained through monetization of warrants.
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

	Commercial Bank	Retail Bank	Wealth Management	Finance & Other	Total
(in millions)
Three Months Ended March 31, 2022
Revenue from contracts with customers:
Card fees	$58	$10	$1	$—	$69
Fiduciary income	—	—	58	—	58
Service charges on deposit accounts	33	14	1	—	48
Commercial loan servicing fees (a)	4	—	—	—	4
Brokerage fees	—	—	4	—	4
Other noninterest income (b)	1	5	5	—	11
Total revenue from contracts with customers	96	29	69	—	194
Other sources of noninterest income	36	(1)	3	12	50
Total noninterest income	$132	$28	$72	$12	$244
Three Months Ended March 31, 2021
Revenue from contracts with customers:
Card fees	$60	$10	$1	$—	$71
Fiduciary income	—	—	53	—	53
Service charges on deposit accounts	34	13	1	—	48
Commercial loan servicing fees (a)	4	—	—	—	4
Brokerage fees	—	—	4	—	4
Other noninterest income (b)	5	4	5	—	14
Total revenue from contracts with customers	103	27	64	—	194
Other sources of noninterest income	56	1	3	16	76
Total noninterest income	$159	$28	$67	$16	$270
(a)Included in commercial lending fees on the Consolidated Statements of Comprehensive Income.
(b)Excludes derivative, warrant and other miscellaneous income.
    Adjustments to revenue during the three-month periods ended March 31, 2022 and 2021 for refunds or credits relating to prior periods were not significant.
    Revenue from contracts with customers did not generate significant contract assets and liabilities.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS
This report includes forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. In addition, the Corporation may make other written and oral communications from time to time that contain such statements. All statements regarding the Corporation's expected financial position, strategies and growth prospects and general economic conditions expected to exist in the future are forward-looking statements. The words, "anticipates," "believes," "contemplates," "feels," "expects," "estimates," "seeks," "strives," "plans," "intends," "outlook," "forecast," "position," "target," "mission," "assume," "achievable," "potential," "strategy," "goal," "aspiration," "opportunity," "initiative," "outcome," "continue," "remain," "maintain," "on track," "trend," "objective," "looks forward," "projects," "models," and variations of such words and similar expressions, or future or conditional verbs such as "will," "would," "should," "could," "might," "can," "may" or similar expressions, as they relate to the Corporation or its management, are intended to identify forward-looking statements. These forward-looking statements are predicated on the beliefs and assumptions of the Corporation's management based on information known to the Corporation's management as of the date of this report and do not purport to speak as of any other date. Forward-looking statements may include descriptions of plans and objectives of the Corporation's management for future or past operations, products or services and forecasts of the Corporation's revenue, earnings or other measures of economic performance, including statements of profitability, business segments and subsidiaries as well as estimates of credit trends and global stability. Such statements reflect the view of the Corporation's management as of this date with respect to future events and are subject to risks and uncertainties. Should one or more of these risks materialize or should underlying beliefs or assumptions prove incorrect, the Corporation's actual results could differ materially from those discussed. Factors that could cause or contribute to such differences include credit risks (unfavorable developments concerning credit quality; declines or other changes in the businesses or industries of the Corporation's customers; and changes in customer behavior); market risks (changes in monetary and fiscal policies; fluctuations in interest rates and their impact on deposit pricing; and transitions away from LIBOR towards new interest rate benchmarks); liquidity risks (the Corporation's ability to maintain adequate sources of funding and liquidity; reductions in the Corporation's credit rating; and the interdependence of financial service companies); technology risks (cybersecurity risks and heightened legislative and regulatory focus on cybersecurity and data privacy); operational risks (operational, systems or infrastructure failures; reliance on other companies to provide certain key components of business infrastructure; the impact of legal and regulatory proceedings or determinations; losses due to fraud; and controls and procedures failures); compliance risks (changes in regulation or oversight, or changes in Comerica’s status with respect to existing regulations or oversight; the effects of stringent capital requirements; and the impacts of future legislative, administrative or judicial changes to tax regulations); strategic risks (damage to the Corporation's reputation; the Corporation's ability to utilize technology to efficiently and effectively develop, market and deliver new products and services; competitive product and pricing pressures among financial institutions within the Corporation's markets; the implementation of the Corporation's strategies and business initiatives; management's ability to maintain and expand customer relationships; management's ability to retain key officers and employees; and any future strategic acquisitions or divestitures); and other general risks (impacts from the COVID-19 global pandemic; changes in general economic, political or industry conditions; the effectiveness of methods of reducing risk exposures; the effects of catastrophic events; changes in accounting standards and the critical nature of the Corporation's accounting policies; and the volatility of the Corporation's stock price). The Corporation cautions that the foregoing list of factors is not all-inclusive. For discussion of factors that may cause actual results to differ from expectations, please refer to our filings with the Securities and Exchange Commission. In particular, please refer to “Item 1A. Risk Factors” beginning on page 13 of the Corporation's Annual Report on Form 10-K for the year ended December 31, 2021. Forward-looking statements speak only as of the date they are made. The Corporation does not undertake to update forward-looking statements to reflect facts, circumstances, assumptions or events that occur after the date the forward-looking statements are made. For any forward-looking statements made in this report or in any documents, the Corporation claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

RESULTS OF OPERATIONS
In accordance with Item 303(c) of Regulation S-K, the Corporation is providing a comparison of the quarter ended March 31, 2022 against the preceding sequential quarter. The Corporation believes providing a sequential discussion of its results of operations provides more relevant information for investors and stakeholders to understand and analyze the business.
Three Months Ended March 31, 2022 Compared to Three Months Ended December 31, 2021
Net income for the three months ended March 31, 2022 was $189 million, compared to $228 million for the three months ended December 31, 2021. The $39 million decrease in net income was driven by lower noninterest income and higher provision for credit losses, partially offset by a decrease in noninterest expenses. The provision for income taxes decreased $12 million to $49 million due to lower pre-tax income. Net income per diluted common share was $1.37 and $1.66 for the three months ended March 31, 2022 and December 31, 2021, respectively, a decrease of 0.29 per diluted common share.

Analysis of Net Interest Income

	Three Months Ended
	March 31, 2022			December 31, 2021
(dollar amounts in millions)	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Commercial loans (a)	$28,275	$232	3.34%	$27,925	$240	3.42%
Real estate construction loans	2,659	24	3.62	2,968	26	3.52
Commercial mortgage loans	11,647	84	2.92	11,212	81	2.89
Lease financing	635	5	2.89	634	5	2.89
International loans	1,220	9	3.09	1,177	9	3.06
Residential mortgage loans	1,785	11	2.51	1,810	14	3.02
Consumer loans	2,052	18	3.47	2,099	18	3.29
Total loans (b)	48,273	383	3.22	47,825	393	3.26
Mortgage-backed securities (c)	14,413	70	1.88	13,303	61	1.85
U.S. Treasury securities (d)	2,914	7	1.00	3,303	10	1.18
Total investment securities	17,327	77	1.74	16,606	71	1.71
Interest-bearing deposits with banks	17,781	9	0.19	25,271	10	0.15
Other short-term investments	189	—	0.19	196	—	0.21
Total earning assets	83,570	469	2.26	89,898	474	2.10
Cash and due from banks	1,446			1,105
Allowance for loan losses	(581)			(605)
Accrued income and other assets	6,715			6,294
Total assets	$91,150			$96,692
Money market and interest-bearing checking deposits	$30,506	3	0.04	$33,326	4	0.05
Savings deposits	3,213	—	0.01	3,148	—	0.01
Customer certificates of deposit	1,921	1	0.19	2,032	1	0.19
Foreign office time deposits	44	—	0.11	51	—	0.07
Total interest-bearing deposits	35,684	4	0.05	38,557	5	0.05
Short-term borrowings	1	—	—	2	—	—
Medium- and long-term debt	2,767	9	1.27	2,819	8	1.17
Total interest-bearing sources	38,452	13	0.14	41,378	13	0.13
Noninterest-bearing deposits	43,419			45,980
Accrued expenses and other liabilities	1,541			1,532
Shareholders’ equity	7,738			7,802
Total liabilities and shareholders’ equity	$91,150			$96,692
Net interest income/rate spread		$456	2.12		$461	1.97
Impact of net noninterest-bearing sources of funds			0.07			0.07
Net interest margin (as a percentage of average earning assets)			2.19%			2.04%
(a)Included Paycheck Protection Program (PPP) loans with average balances of $335 million and $689 million, interest income of $5 million and $16 million and average yields of 6.54% and 8.97% for the three months ended March 31, 2022 and December 31, 2021, respectively.
(b)Nonaccrual loans are included in average balances reported and in the calculation of average rates.
(c)Average balances included $(562) million and $(80) million of unrealized gains and losses for the three months ended March 31, 2022 and December 31, 2021, respectively; yields calculated gross of these unrealized gains and losses.
(d)Average balances included $(57) million and $(6) million of unrealized gains and losses for the three months ended March 31, 2022 and December 31, 2021, respectively; yields calculated gross of these unrealized gains and losses.

Rate/Volume Analysis

	Three Months Ended
	March 31, 2022/December 31, 2021
(in millions)	(Decrease) Increase Due to Rate	Increase (Decrease) Due to Volume (a)	Net (Decrease) Increase
Interest Income:
Loans	$(13)	$3	$(10)
Investment securities	(1)	7	6
Interest-bearing deposits with banks	2	(3)	(1)
Total interest income	(12)	7	(5)
Interest Expense:
Interest-bearing deposits	—	(1)	(1)
Medium- and long-term debt	1	—	1
Total interest expense	1	(1)	—
Net interest income	$(13)	$8	$(5)
(a)Rate/volume variances are allocated to variances due to volume.
Net interest income was $456 million for the three months ended March 31, 2022, a decrease of $5 million compared to $461 million for the three months ended December 31, 2021. The decrease in net interest income was driven by a decline in PPP income, as the majority of PPP loans have been forgiven, and two fewer days in the three months ended March 31, 2022, partially offset by growth in investment securities and non-PPP loans. Net interest margin was 2.19 percent for the three months ended March 31, 2022, an increase of 15 basis points from 2.04 percent for the three months ended December 31, 2021 primarily driven by a $7.6 billion decrease in lower-yielding deposits with the Federal Reserve.
Average earning assets decreased $6.3 billion, due to a decrease of $7.5 billion in interest-bearing deposits with banks (primarily deposits with the Federal Reserve), partially offset by increases of $721 million in investment securities and $448 million in loans. A decrease in interest-bearing deposits drove a $2.9 billion decrease in average interest-bearing funding sources.
For further discussion of the effects of market rates on net interest income, refer to the "Market and Liquidity Risk" section of this financial review.
Provision for Credit Losses
    The provision for credit losses, which includes the provision for loan losses and the provision for credit losses on lending-related commitments, was a benefit of $11 million for the three months ended March 31, 2022, compared to a benefit of $25 million for the three months ended December 31, 2021, continuing to reflect strong credit quality as well as sustained favorable economic forecasts and continued low levels of charge-offs. Net loan charge-offs increased $12 million to $8 million for the three months ended March 31, 2022, compared to net recoveries of $4 million for the three months ended December 31, 2021, driven by a decrease in recoveries. Energy net charge-offs totaled $6 million for the three months ended March 31, 2022, which consisted of a $6 million charge-off related to legacy energy services. General Middle Market net charge-offs totaled $5 million, compared to $12 million for the three months ended December 31, 2021, while Corporate Banking net recoveries totaled $2 million, compared to net charge-offs of $3 million for the three months ended December 31, 2021. Provision for credit losses on lending-related commitments increased $15 million compared to the three months ended December 31, 2021.
    An analysis of the allowance for credit losses and a summary of nonperforming assets are presented under the "Credit Risk" subheading in the "Risk Management" section of this financial review.

Noninterest Income

	Three Months Ended
(in millions)	March 31, 2022	December 31, 2021
Card fees	$69	$71
Fiduciary income	58	60
Service charges on deposit accounts	48	50
Commercial lending fees	22	28
Derivative income	22	27
Bank-owned life insurance	13	11
Letter of credit fees	9	10
Brokerage fees	4	3
Other noninterest income (a)	(1)	29
Total noninterest income	$244	$289
(a)The table below provides further details on certain categories included in other noninterest income.
    Noninterest income decreased $45 million to $244 million for the three months ended March 31, 2022, reflecting decreases in commercial lending fees and derivative income. The decrease in commercial lending fees was driven by elevated syndication agent activity in fourth quarter 2021, while the decrease in derivative income was largely due to an increase in the credit valuation adjustment as a result of market-driven higher energy-related instruments. Noninterest income was also impacted by a decrease in other noninterest income, as detailed below, driven by lower principal investing and warrant-related income mostly due to elevated gains on monetization in fourth quarter 2021, and deferred compensation asset returns (offset in noninterest expenses).
    The following table presents certain categories included in other noninterest income on the Consolidated Statements of Comprehensive Income.

	Three Months Ended
(in millions)	March 31, 2022	December 31, 2021
Securities trading income	$3	$2
Investment banking fees	1	2
Principal investing and warrant-related income (a)	(6)	8
Deferred compensation asset returns (b)	(7)	5
All other noninterest income	8	12
Other noninterest income	$(1)	$29
(a)    Includes changes in value of shares obtained through monetization of warrants, previously reported in securities trading income.
(b)    Compensation deferred by the Corporation's officers and directors is invested based on investment selections of the officers and directors. Income earned on these assets is reported in other noninterest income and the offsetting change in deferred compensation plan liabilities is reported in salaries and benefits expense.
Noninterest Expenses

	Three Months Ended
(in millions)	March 31, 2022	December 31, 2021
Salaries and benefits expense	$289	$292
Outside processing fee expense	62	66
Software expense	39	38
Occupancy expense	38	44
Equipment expense	11	12
FDIC insurance expense	8	5
Advertising expense	7	10
Other noninterest expenses	19	19
Total noninterest expenses	$473	$486
Noninterest expenses decreased $13 million to $473 million, primarily reflecting decreases in occupancy expense, outside processing fee expense, legal fees, salaries and benefits expense and advertising expense, partially offset by increases in operational losses and FDIC insurance expense. Salaries and benefits expense was impacted by significant seasonal items including increases in annual stock-based compensation and payroll taxes, partly offset by lower staff insurance expense, incentive compensation and the impact of two fewer days in the quarter. Lower deferred compensation expense (offset in other noninterest income) also impacted the decrease in noninterest expenses. The first quarter of 2022 included $6 million of expenses for severance costs (reported in salaries and benefits expense) as well as consulting fees and asset impairments (reported in other noninterest expenses) for certain initiatives related to transformation of the retail banking delivery model, alignment of corporate facilities and optimization of technology platforms.

Three Months Ended March 31, 2022 Compared to Three Months Ended March 31, 2021
Net income decreased $161 million to $189 million for the three months ended March 31, 2022, compared to $350 million for the three months ended March 31, 2021. The decrease was driven by a $171 million increase in the provision for credit losses resulting from an elevated benefit recorded in first quarter 2021 as the U.S. economy recovered from the COVID-19 pandemic. Net income was also impacted by lower noninterest income and higher noninterest expenses, partially offset by an increase in net interest income. The provision for income taxes decreased $49 million from $98 million, driven by lower pre-tax income. Net income per diluted common share decreased $1.06 to $1.37 for the three months ended March 31, 2022, compared to $2.43 for the three months ended March 31, 2021.

Analysis of Net Interest Income

	Three Months Ended
	March 31, 2022			March 31, 2021
(dollar amounts in millions)	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Commercial loans (a)	$28,275	$232	3.34%	$30,968	$254	3.33%
Real estate construction loans	2,659	24	3.62	4,137	34	3.37
Commercial mortgage loans	11,647	84	2.92	9,952	70	2.85
Lease financing (b)	635	5	2.89	592	(12)	(8.44)
International loans	1,220	9	3.09	962	8	3.17
Residential mortgage loans	1,785	11	2.51	1,809	14	3.13
Consumer loans	2,052	18	3.47	2,169	18	3.40
Total loans (c)	48,273	383	3.22	50,589	386	3.09
Mortgage-backed securities (d)	14,413	70	1.88	10,257	51	2.03
U.S. Treasury securities (e)	2,914	7	1.00	4,637	18	1.58
Total investment securities	17,327	77	1.74	14,894	69	1.89
Interest-bearing deposits with banks	17,781	9	0.19	12,869	4	0.10
Other short-term investments	189	—	0.19	171	—	0.28
Total earning assets	83,570	469	2.26	78,523	459	2.37
Cash and due from banks	1,446			970
Allowance for loan losses	(581)			(915)
Accrued income and other assets	6,715			5,981
Total assets	$91,150			$84,559
Money market and interest-bearing checking deposits	$30,506	3	0.04	$29,012	6	0.08
Savings deposits	3,213	—	0.01	2,800	—	0.02
Customer certificates of deposit	1,921	1	0.19	2,155	1	0.24
Other time deposits	—	—	—	—	—	—
Foreign office time deposits	44	—	0.11	64	—	0.09
Total interest-bearing deposits	35,684	4	0.05	34,031	7	0.08
Short-term borrowings	1	—	—	3	—	0.05
Medium- and long-term debt	2,767	9	1.27	3,609	9	0.98
Total interest-bearing sources	38,452	13	0.14	37,643	16	0.17
Noninterest-bearing deposits	43,419			37,361
Accrued expenses and other liabilities	1,541			1,415
Shareholders’ equity	7,738			8,140
Total liabilities and shareholders’ equity	$91,150			$84,559
Net interest income/rate spread		$456	2.12		$443	2.20
Impact of net noninterest-bearing sources of funds			0.07			0.09
Net interest margin (as a percentage of average earning assets)			2.19%			2.29%
(a)Included PPP loans with average balances of $335 million and $3.6 billion, interest income of $5 million and $31 million and average yields of 6.54% and 3.47% for the three months ended March 31, 2022 and 2021, respectively.
(b)The three months ended March 31, 2021 included residual value adjustments totaling $17 million, which impacted the average yield on loans by 14 basis points.
(c)Nonaccrual loans are included in average balances reported and in the calculation of average rates.
(d)Average balances included $(562) million and $157 million of unrealized gains and losses for the three months ended March 31, 2022 and 2021, respectively; yields calculated gross of these unrealized gains and losses.
(e)Average balances included $(57) million and $56 million of unrealized gains and losses for the three months ended March 31, 2022 and 2021, respectively; yields calculated gross of these unrealized gains and losses.

Rate/Volume Analysis

	Three Months Ended
	March 31, 2022/March 31, 2021
(in millions)	Increase (Decrease) Due to Rate	(Decrease) Increase Due to Volume (a)	Net (Decrease) Increase
Interest Income:
Loans	$17	$(20)	$(3)
Investment securities	(11)	19	8
Interest-bearing deposits with banks	3	2	5
Total interest income	9	1	10
Interest Expense:
Interest-bearing deposits	(3)	—	(3)
Medium- and long-term debt	—	—	—
Total interest expense	(3)	—	(3)
Net interest income	$12	$1	$13
(a)Rate/volume variances are allocated to variances due to volume.
Net interest income was $456 million for the three months ended March 31, 2022, an increase of $13 million compared to the three months ended March 31, 2021. The increase in net interest income reflected a higher volume of earning assets as well as a residual value adjustment in the lease portfolio recorded in the first quarter of 2021, partially offset by the net impact of PPP loans and reinvestment in lower-yielding securities. Net interest margin was 2.19 percent for the three months ended March 31, 2022, a decrease of 10 basis points compared to 2.29 percent for the comparable period in 2021. The decrease in net interest margin was primarily driven by a $4.8 billion increase in lower-yielding deposits with the Federal Reserve.
Average earning assets increased $5.0 billion, due to increases of $4.9 billion and $2.4 billion in interest-bearing deposits with banks and investment securities, respectively, partially offset by a $2.3 billion decrease in loans. Average interest-bearing funding sources increased $809 million, reflecting a $1.7 billion increase in interest-bearing deposits, which was offset by an $842 million decrease in medium- and long-term debt.
For further discussion of the effects of market rates on net interest income, refer to the "Market and Liquidity Risk" section of this financial review.
Provision for Credit Losses
The provision for credit losses was a benefit of $11 million compared to a benefit of $182 million for the three months ended March 31, 2021. The increase in provision for credit losses primarily reflected an elevated benefit recorded in first quarter 2021 as the U.S. economy began to recover from the COVID-19 pandemic. Net loan charge-offs increased $5 million to $8 million for the three months ended March 31, 2022, compared to $3 million for the three months ended March 31, 2021, largely driven by increases of $7 million in Energy and $4 million in general Middle Market, partially offset by a decrease of $7 million in Corporate Banking.
An analysis of the allowance for credit losses and nonperforming assets is presented under the "Credit Risk" subheading in the "Risk Management" section of this financial review.

Noninterest Income

	Three Months Ended March 31,
(in millions)	2022	2021
Card fees	$69	$71
Fiduciary income	58	53
Service charges on deposit accounts	48	48
Commercial lending fees	22	18
Derivative income	22	30
Bank-owned life insurance	13	11
Letter of credit fees	9	10
Brokerage fees	4	4
Other noninterest income (a)	(1)	25
Total noninterest income	$244	$270
(a)The table below provides further details on certain categories included in other noninterest income.
    Noninterest income decreased $26 million to $244 million, driven by decreases in principal investing and warrant-related income, deferred compensation asset returns (offset in noninterest expense) and derivative income, partially offset by higher fiduciary income and commercial lending fees. The decreases in principal investing and warrant-related income, derivative income and deferred compensation asset returns were largely due to unfavorable market-driven valuation adjustments, while increased hedging activity from higher energy prices partially offset the decline in derivative income. Increases in fiduciary income and commercial lending fees were driven by higher personal trust fees and elevated syndication agent activity, respectively.
    The following table presents certain categories included in other noninterest income on the Consolidated Statements of Comprehensive Income.

	Three Months Ended March 31,
(in millions)	2022	2021
Securities trading income	$3	$2
Investment banking fees	1	4
Principal investing and warrant-related income (a)	(6)	6
Deferred compensation asset returns (b)	(7)	3
All other noninterest income	8	10
Other noninterest income	$(1)	$25
(a)    Includes changes in value of shares obtained through monetization of warrants, previously reported in securities trading income.
(b)    Compensation deferred by the Corporation's officers and directors is invested based on investment selections of the officers and directors. Income earned on these assets is reported in other noninterest income and the offsetting change in deferred compensation plan liabilities is reported in salaries and benefits expense.

Noninterest Expenses

	Three Months Ended March 31,
(in millions)	2022	2021
Salaries and benefits expense	$289	$282
Outside processing fee expense	62	64
Software expense	39	39
Occupancy expense	38	39
Equipment expense	11	12
FDIC insurance expense	8	6
Advertising expense	7	6
Other noninterest expenses	19	(1)
Total noninterest expenses	$473	$447
Noninterest expenses increased $26 million to $473 million, due to increases in other noninterest expenses and salaries and benefits expense, as well as smaller increases in various categories. The increase in salaries and benefits expense was driven by higher accrued expenses for performance-related compensation, including stock-based compensation, and the impact of annual merit increases, partially offset by lower deferred compensation expense (offset in other noninterest income). The increase in other noninterest expenses was primarily due to higher operational losses and an increase in consulting fees.

STRATEGIC LINES OF BUSINESS
The Corporation has strategically aligned its operations into three major business segments: the Commercial Bank, the Retail Bank and Wealth Management. These business segments are differentiated based on the type of customer and the related products and services provided. In addition to the three major business segments, the Finance Division is also reported as a segment. The Other category includes items not directly associated with the business segments or the Finance segment. The performance of the business segments is not comparable with the Corporation's consolidated results and is not necessarily comparable with similar information for any other financial institution. Additionally, because of the interrelationships of the various segments, the information presented is not indicative of how the segments would perform if they operated as independent entities. Note 13 to the consolidated financial statements describes the business activities of each business segment and presents financial results of the business segments for the three-month periods ended March 31, 2022 and 2021.
The Corporation's management accounting system assigns balance sheet and income statement items to each segment using certain methodologies, which are regularly reviewed and refined. These methodologies may be modified as the management accounting system is enhanced and changes occur in the organizational structure and/or product lines. Note 22 to the consolidated financial statements in the Corporation's 2021 Annual Report describes the Corporation's segment reporting methodology.
Net interest income for each segment reflects the interest income generated by earning assets less interest expense on interest-bearing liabilities plus the net impact from associated internal funds transfer pricing (FTP). The FTP methodology allocates credits to each business segment for deposits and other funds provided as well as charges for loans and other assets being funded. FTP crediting rates on deposits and other funds provided reflect the long-term value of deposits and other funding sources based on their implied maturities. Due to the longer-term nature of implied maturities, FTP crediting rates are generally less volatile than changes in interest rates observed in the market. FTP charge rates for funding loans and other assets reflect a matched cost of funds based on the pricing and duration characteristics of the assets. As a result of applying matched funding, interest revenue for each segment resulting from loans and other assets is generally not impacted by changes in interest rates. Therefore, net interest income for each segment primarily reflects the volume of loans and other earning assets at the spread over the matched cost of funds, as well as the volume of deposits at the associated FTP crediting rates. Generally, in periods of rising interest rates, FTP charge rates for funding loans and FTP crediting rates on deposits will increase, with FTP crediting rates for deposits typically repricing at a slower pace than FTP charge rates for funding loans.
Business Segments
The following sections present a summary of the performance of each of the Corporation's business segments for the three months ended March 31, 2022 compared to the same period in the prior year.
Commercial Bank

	Three Months Ended March 31,			Percent Change
(dollar amounts in millions)	2022	2021	Change
Earnings summary:
Net interest income	$356	$382	$(26)	(7)%
Provision for credit losses	(23)	(177)	154	(87)
Noninterest income	132	159	(27)	(17)
Noninterest expenses	234	215	19	9
Provision for income taxes	65	113	(48)	(42)
Net income	$212	$390	$(178)	(46)%
Net credit-related charge-offs	$9	$2	$7	n/m

Selected average balances:
Loans (a)	$41,549	$42,904	$(1,355)	(3)%
Deposits	46,040	41,102	4,938	12
(a)Included PPP loans with average balances of $245 million and $2.7 billion for the three months ended March 31, 2022 and 2021, respectively.
n/m - not meaningful
Average loans decreased $1.4 billion, including a $2.5 billion decrease in PPP loans, which was driven by decreases in Mortgage Banker Finance, National Dealer Services and Business Banking, partially offset by increases in Corporate Banking, Equity Fund Services, general Middle Market and Environmental Services. Average deposits increased $4.9 billion, reflecting increases in all deposit categories with the exception of time deposits. The Commercial Bank's net income decreased $178 million. Net interest income decreased $26 million due to an increase in allocated net FTP charges and the net impact of PPP loans, partially offset by an increase in loan income. The provision for credit losses increased $154 million, reflecting increases in Energy, Commercial Real Estate, Business Banking and Technology and Life Sciences. Net credit-related charge-offs increased $7 million to $9 million, primarily due to increases in Energy and general Middle Market, partially offset by net recoveries in Corporate Banking. Noninterest income decreased $27 million, driven by decreases in derivative income, principal investing and warrant-related income and investment banking fees, partially offset by an increase in commercial lending fees. Noninterest expenses increased $19 million, primarily reflecting increases in corporate overhead, operational losses and salaries and benefits expense.
Retail Bank

	Three Months Ended March 31,			Percent Change
(dollar amounts in millions)	2022	2021	Change
Earnings summary:
Net interest income	$130	$133	$(3)	(3)%
Provision for credit losses	7	6	1	13
Noninterest income	28	28	—	—
Noninterest expenses	164	149	15	10
Benefit for income taxes	(4)	—	(4)	n/m
Net (loss) income	$(9)	$6	$(15)	n/m
Net credit-related charge-offs	$—	$1	$(1)	(68)

Selected average balances:
Loans (a)	$2,013	$2,620	$(607)	(23%)
Deposits	26,861	24,322	2,539	10
(a)Included PPP loans with average balances of $63 million and $653 million for the three months ended March 31, 2022 and 2021, respectively.
n/m - not meaningful
Average loans decreased $607 million due to loans to small businesses, including PPP loans. Average deposits increased $2.5 billion, reflecting increases in all deposit categories with the exception of time deposits. The Retail Bank's net income decreased $15 million to a net loss of $9 million. Net interest income decreased $3 million, primarily driven by the net impact of PPP loans. Noninterest income remained stable, while noninterest expenses increased $15 million, primarily due to higher operational losses and an increase in corporate overhead.
Wealth Management

	Three Months Ended March 31,			Percent Change
(dollar amounts in millions)	2022	2021	Change
Earnings summary:
Net interest income	$36	$42	$(6)	(15)%
Provision for credit losses	2	(12)	14	n/m
Noninterest income	72	67	5	8
Noninterest expenses	83	76	7	9
Provision for income taxes	6	10	(4)	(44)
Net income	$17	$35	$(18)	(51)
Net credit-related recoveries	$(1)	$—	$(1)	n/m

Selected average balances:
Loans (a)	$4,713	$5,059	$(346)	(7)%
Deposits	5,303	4,826	477	10
(a)Included PPP loans with average balances of $27 million and $189 million for the three months ended March 31, 2022 and 2021, respectively.
n/m - not meaningful
    Average loans decreased $346 million to $4.7 billion, while average deposits increased $477 million, reflecting increases in all deposit categories with the exception of savings deposits. Wealth Management's net income decreased $18 million to $17 million. Net interest income decreased $6 million due to a decline in loan income, while provision for credit losses increased $14 million to a benefit of $2 million due to an increase in Private Banking. Noninterest income increased $5 million due to an increase in fiduciary income. Noninterest expenses increased $7 million, primarily reflecting increases in salaries and benefits expense and corporate overhead.

Finance & Other

	Three Months Ended March 31,			Percent Change
(dollar amounts in millions)	2022	2021	Change
Earnings summary:
Net interest expense	$(66)	$(114)	$48	(43)%
Provision for credit losses	3	1	2	n/m
Noninterest income	12	16	(4)	(26)
Noninterest expenses	(8)	7	(15)	n/m
Benefit for income taxes	(18)	(25)	7	(28)
Net loss	$(31)	$(81)	$50	(62)%

Selected average balances:
Deposits	899	1,142	(243)	(21)
n/m - not meaningful
Average deposits, which primarily consist of brokered and reciprocal deposits, decreased $243 million. Net loss for the Finance and Other category decreased $50 million to $31 million. Net interest expense decreased $48 million to $66 million, primarily reflecting an increase in net FTP revenue as a result of higher rates charged to the business segments under the Corporation's internal FTP methodology. Noninterest income decreased $4 million to $12 million, driven by a decrease in deferred compensation asset returns, partially offset by an increase in derivative income. Noninterest expenses decreased $15 million, primarily reflecting an increase in corporate overhead.
The following table lists the Corporation's banking centers by geographic market.

	March 31,
	2022	2021
Michigan	188	190
Texas	124	123
California	95	96
Other Markets	26	25
Total	433	434

FINANCIAL CONDITION
First Quarter 2022 Compared to Fourth Quarter 2021
Period-End Balances
Total assets decreased $5.5 billion to $89.2 billion, driven by a decrease of $9.4 billion in interest-bearing deposits with banks (primarily deposits with the Federal Reserve Bank) which declined from the elevated level seen at December 31, 2021 and was partially offset by increases of $1.8 billion in investment securities, as excess liquidity was deployed into investment securities to reduce asset sensitivity as rates increase, and $1.6 billion in accrued income and other assets, primarily from increases in the receivable positions related to customer energy derivatives. Loans increased by $278 million, including increases of $320 million in Corporate Banking, $303 million in Equity Fund Services, $269 million in general Middle Market and $253 million in National Dealer Services, partially offset by a decline of $822 million in Mortgage Banker Finance.
Total liabilities decreased $4.6 billion to $82.1 billion, primarily reflecting decreases of $3.1 billion and $1.6 billion in noninterest-bearing deposits and interest-bearing deposits, respectively. The decline in deposits reflected decreases in nearly every business line as customers utilized balances to fund business activities. The decrease in noninterest-bearing deposits also included a $1.1 billion decrease in National Card Services primarily due to the timing of deposits by the U.S. Treasury, which typically fund a government card program on the first day of each month. The January funding was received a day early in the fourth quarter of 2021 due to the New Year's holiday, leading to a timing difference between periods. Total shareholders' equity decreased $861 million, primarily due to the net impact of valuation changes in investment securities.
Average Balances
Total assets decreased $5.5 billion to $91.2 billion driven by a decrease of $7.5 billion in interest-bearing deposits with banks, which was partially offset by increases of $721 million in investment securities and a $448 million increase in loans. The following table provides information about the change in the Corporation's average loan portfolio by loan type.

	Three Months Ended			Percent Change
(dollar amounts in millions)	March 31, 2022	December 31, 2021	Change
Commercial loans (a)	$28,275	$27,925	$350	1%
Real estate construction loans	2,659	2,968	(309)	(10)
Commercial mortgage loans	11,647	11,212	435	4
Lease financing	635	634	1	—
International loans	1,220	1,177	43	4
Residential mortgage loans	1,785	1,810	(25)	(1)
Consumer loans	2,052	2,099	(47)	(2)
Total loans	$48,273	$47,825	$448	1%
(a)Included PPP loans of $335 million and $689 million for the three months ended March 31, 2022 and December 31, 2021, respectively.
The increase in loans, which included a $354 million decline in PPP loans, was primarily driven by increases of $423 million in general Middle Market, $407 million in Corporate Banking, $363 million in Equity Fund Services and $199 million in National Dealer Services, partially offset by a decrease of $852 million in Mortgage Banker Finance.
Total liabilities decreased $5.5 billion to $83.4 billion, primarily reflecting decreases of $2.9 billion and $2.6 billion in interest-bearing deposits and noninterest-bearing deposits, respectively. The decline in total deposits also included seasonal declines in general Middle Market, Technology and Life Sciences and Wealth Management, as well as a decrease in Corporate Banking.

Capital
The following table presents a summary of changes in total shareholders' equity for the three months ended March 31, 2022.

(in millions)
Balance at January 1, 2022		$7,897
Net income		189
Cash dividends declared on common stock		(89)
Cash dividends declared on preferred stock		(6)
Purchase of common stock		(36)
Other comprehensive (loss) income, net of tax:
Investment securities	$(738)
Cash flow hedges	(224)
Defined benefit and other postretirement plans	1
Total other comprehensive loss, net of tax		(961)
Net issuance of common stock under employee stock plans		14
Share-based compensation		28
Balance at March 31, 2022		$7,036

The following table summarizes the Corporation's repurchase activity during the three months ended March 31, 2022.

(shares in thousands)	Total Number of Shares Purchased as Part of Publicly Announced Repurchase Plans or Programs	Remaining Share Repurchase Authorization (a)	Total Number of Shares Purchased (b)	Average Price Paid Per Share
January 2022	—	5,374	15	$90.37
February 2022	105	5,269	112	94.81
March 2022	272	4,997	272	91.79
Total first quarter 2022	377	4,997	399	$92.58
(a)Maximum number of shares that may be repurchased under the publicly announced plans or programs.
(b)Includes approximately 22,000 shares purchased pursuant to deferred compensation plans and shares purchased from employees to pay for taxes related to restricted stock vesting under the terms of an employee share-based compensation plan during the three months ended March 31, 2022. These transactions are not considered part of the Corporation's repurchase program.
The Corporation continues to target a Common Equity Tier 1 (CET1) capital ratio of approximately 10 percent with active capital management. At March 31, 2022, the Corporation's estimated CET1 capital ratio was 9.93 percent. Since the inception of the share repurchase program in 2010, a total of 97.2 million shares have been authorized for repurchase. There is no expiration date for the share repurchase program. The timing and actual amount of share repurchases are subject to various factors, including the Corporation's earnings generation, capital needs to fund future loan growth and market conditions.
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

The Corporation's capital ratios exceeded minimum regulatory requirements as follows:

	March 31, 2022		December 31, 2021
(dollar amounts in millions)	Capital/Assets	Ratio	Capital/Assets	Ratio
Common equity tier 1 (a), (b)	$7,169	9.93%	$7,064	10.13%
Tier 1 risk-based (a), (b)	7,563	10.47	7,458	10.70
Total risk-based (a)	8,693	12.04	8,608	12.35
Leverage (a)	7,563	8.25	7,458	7.74
Common shareholders' equity	6,642	7.45	7,503	7.93
Tangible common equity (b)	5,996	6.77	6,857	7.30
Risk-weighted assets (a)	72,211		69,708
(a)    March 31, 2022 capital, risk-weighted assets and ratios are estimated.
(b)    See Supplemental Financial Data section for reconciliations of non-GAAP financial measures and regulatory ratios.
RISK MANAGEMENT
The following updated information should be read in conjunction with the "Risk Management" section on pages F-17 through F-33 in the Corporation's 2021 Annual Report.
Credit Risk
Allowance for Credit Losses
The allowance for credit losses includes both the allowance for loan losses and the allowance for credit losses on lending-related commitments. As a percentage of total loans, the allowance for credit losses was 1.21 percent at March 31, 2022, compared to 1.26 percent at December 31, 2021. The allowance for credit losses covered 2.2 times and 2.3 times total nonperforming loans at March 31, 2022 and December 31, 2021, respectively.
The allowance for credit losses decreased $19 million from $618 million at December 31, 2021 to $599 million at March 31, 2022, primarily reflecting strong credit quality and a sustained recovery by the U.S. economy from the COVID-19 pandemic. Strong business and consumer spending, as well as robust labor markets, supported growth in the broader U.S. economy. However, there continues to be considerable uncertainty related to the impacts of the Russia-Ukraine conflict, supply chain constraints, future monetary and fiscal policy actions and inflationary pressures.
These factors shaped the 2-year reasonable and supportable forecasts used by the Corporation in its CECL estimate at March 31, 2022. The U.S. economy is expected to continue to grow at a moderate pace through the first half of 2022 before normalizing into historical growth rates. Forecasts for other key economic variables, including the unemployment rate, are generally in line with GDP projections, while oil prices are expected to decrease throughout the forecast period. Interest rates are expected to increase, reflecting the Federal Reserve's expectations, while corporate bond spreads reflect normalized default risk. The following table summarizes select economic variables representative of the economic forecasts used to develop the allowance for credit losses estimate at March 31, 2022.

Economic Variable	Base Forecast
Real Gross Domestic Product (GDP) growth	Growth near 5 percent in second quarter 2022 normalizes to under 3.5 percent for remainder of forecast period.
Unemployment rate	Current levels decrease to below 3.5 percent by fourth quarter 2022 with minimal subsequent movement.
Corporate BBB bond to 10-year Treasury bond spreads	Remain stable at below 2 percent.
Oil Prices	Prices steadily decline from $100 per barrel in second quarter 2022 to below $62 per barrel by the end of the forecast period.
Due to the high level of uncertainty regarding significant assumptions, the Corporation evaluated a range of economic scenarios, including more benign and more severe economic forecasts. In the more severe scenario, real GDP is expected to contract through fourth quarter 2022, gradually improving to a growth rate of 4.1 percent by the end of the forecast period. Other key economic variables follow a similar pattern of short-term contractions followed by a gradual recovery. Selecting the more severe forecast would result in an increase in the quantitative calculation of allowance for credit losses by approximately $120 million as of March 31, 2022. However, factoring in model overlays and qualitative adjustments could result in a materially different estimate under a more severe scenario.

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
Allowance for Credit Losses on Lending-Related Commitments
    The allowance for credit losses on lending-related commitments estimates current expected credit losses on collective pools of letters of credit and unused commitments to extend credit based on reserve factors, determined in a manner similar to business loans, multiplied by a probability of draw estimate based on historical experience and credit risk, applied to commitment amounts. The allowance for credit losses on lending-related commitments increased $15 million to $45 million at March 31, 2022, compared to $30 million at December 31, 2021.
The following table presents metrics of the allowance for credit losses and nonperforming loans.

	March 31, 2022	December 31, 2021
Allowance for credit losses as a percentage of total loans	1.21%	1.26%
Allowance for credit losses as a multiple of total nonaccrual loans	2.2x	2.3x
Allowance for credit losses as a multiple of total nonperforming loans	2.2x	2.3x
For additional information regarding the allowance for credit losses, refer to the "Critical Accounting Estimates" section and pages F-51 through F-52 in Note 1 to the consolidated financial statements of the Corporation's 2021 Annual Report.
Nonperforming Assets
Nonperforming assets include loans on nonaccrual status, TDRs which have been renegotiated to less than the original contractual rates (reduced-rate loans) and foreclosed assets. TDRs include performing and nonperforming loans, with nonperforming TDRs on either nonaccrual or reduced-rate status. In accordance with the provisions of the CARES Act, the Corporation elected not to consider qualifying COVID-19-related modifications, primarily deferrals, as TDRs and did not designate such loans as past due or nonaccrual at December 31, 2021. The temporary relief provided under the CARES Act applied to modifications made from the start of the COVID-19 pandemic through December 31, 2021. For additional information regarding the Corporation's accounting policies for the CARES Act, refer to page F-50 in Note 1 to the consolidated financial statements of the Corporation's 2021 Annual Report.
The following table presents a summary of nonperforming assets and past due loans.

(dollar amounts in millions)	March 31, 2022	December 31, 2021
Nonaccrual loans	269	264
Reduced-rate loans	4	4
Total nonperforming loans	273	268
Foreclosed property	1	1
Total nonperforming assets	$274	$269
Nonaccrual loans as a percentage of total loans	0.54%	0.54%
Nonperforming loans as a percentage of total loans	0.55	0.54
Nonperforming assets as a percentage of total loans and foreclosed property	0.55	0.55
Loans past due 90 days or more and still accruing	$26	$27

Nonperforming assets increased $5 million to $274 million at March 31, 2022, from $269 million at December 31, 2021. The increase in nonperforming assets was primarily due to an increase of $22 million in nonaccrual retail loans, as temporary legislative relief for COVID-19-related deferrals ended on December 31, 2021, partially offset by a $17 million decrease in nonaccrual business loans. Nonperforming loans were 0.55 percent of total loans at March 31, 2022, compared to 0.54 percent at December 31, 2021. For further information regarding the composition of nonaccrual loans, refer to Note 4 to the consolidated financial statements.
The following table presents a summary of changes in nonaccrual loans.

	Three Months Ended
(in millions)	March 31, 2022	December 31, 2021
Balance at beginning of period	$264	$291
Loans transferred to nonaccrual (a)	41	15
Nonaccrual loan gross charge-offs	(18)	(20)
Loans transferred to accrual status (a)	(4)	—
Payments/other (b)	(14)	(22)
Balance at end of period	$269	$264
(a)Based on an analysis of nonaccrual loans with book balances greater than $2 million.
(b)Includes net changes related to nonaccrual loans with balances less than or equal to $2 million, payments on nonaccrual loans with book balances greater than $2 million and transfers of nonaccrual loans to foreclosed property.
There were ten borrowers with a balance greater than $2 million, totaling $41 million, transferred to nonaccrual status in first quarter 2022, compared to three borrowers totaling $15 million in fourth quarter 2021. For further information about the composition of loans transferred to nonaccrual during the current period, refer to the nonaccrual information by industry category table below.
The following table presents the composition of nonaccrual loans by balance and the related number of borrowers at March 31, 2022 and December 31, 2021.

	March 31, 2022		December 31, 2021
(dollar amounts in millions)	Number of Borrowers	Balance	Number of Borrowers	Balance
Under $2 million	545	$72	580	$63
$2 million - $5 million	13	43	14	46
$5 million - $10 million	10	71	7	54
$10 million - $25 million	4	55	5	69
Greater than $25 million	1	28	1	32
Total	573	$269	607	$264
The following table presents a summary of nonaccrual loans at March 31, 2022 as well as loans transferred to nonaccrual and net loan charge-offs (recoveries) for the three months ended March 31, 2022, based on North American Industry Classification System (NAICS) categories.

(dollar amounts in millions)	March 31, 2022		Three Months Ended March 31, 2022
	Nonaccrual Loans		Loans Transferred to Nonaccrual (a)		Net Loan Charge-Offs (Recoveries)
Industry Category
Residential Mortgage	$53	20%	$22	53%	$—	—%
Transportation & Warehousing	37	14	—	—	3	38%
Manufacturing	36	13	—	—	—	—
Real Estate & Home Builders	26	10	—	—	2	24
Wholesale Trade	25	9	—	—	—	—
Services	20	7	6	16	—	—
Information & Communication	13	5	4	9	1	13
Mining, Quarrying and Oil & Gas Extraction	12	4	—	—	6	75
Health Care & Social Assistance	10	4	—	—	—	—
Arts, Entertainment & Recreation	8	3	—	—	—	—
Management of Companies and Enterprises	7	3	—	—	(2)	(25)
Other (b)	22	8	9	22	(2)	(25)
Total	$269	100%	$41	100%	$8	100%
(a)Based on an analysis of nonaccrual loans with book balances greater than $2 million.
(b)Consumer, excluding residential mortgage and certain personal purpose nonaccrual loans and net charge-offs, are included in the Other category.

Loans past due 90 days or more and still accruing interest generally represent loans that are well-collateralized and in the process of collection. Loans past due 90 days or more decreased $1 million to $26 million at March 31, 2022, compared to $27 million at December 31, 2021. Loans past due 30-89 days increased $51 million to $204 million at March 31, 2022, compared to $153 million at December 31, 2021. Loans past due 30 days or more and still accruing interest as a percentage of total loans were 0.46 percent and 0.36 percent at March 31, 2022 and December 31, 2021, respectively. An aging analysis of loans included in Note 4 to the consolidated financial statements provides further information about the balances comprising past due loans.
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

(dollar amounts in millions)	March 31, 2022	December 31, 2021
Total criticized loans	$1,647	$1,573
As a percentage of total loans	3.3%	3.2%
The $74 million increase in criticized loans during the three months ended March 31, 2022 included increases of $99 million in general Middle Market and $38 million in Environmental Services, partially offset by a $58 million decrease in Entertainment.
Concentrations of Credit Risk
Concentrations of credit risk may exist when a number of borrowers are engaged in similar activities, or activities in the same geographic region, and have similar economic characteristics that would cause them to be similarly impacted by changes in economic or other conditions. The Corporation has concentrations of credit risk with the commercial real estate and automotive industries. All other industry concentrations, as defined by management, individually represented less than 10 percent of total loans at March 31, 2022.
Commercial Real Estate Lending
At March 31, 2022, the Corporation's commercial real estate portfolio represented 29 percent of total loans. The following table summarizes the Corporation's commercial real estate loan portfolio by loan category.

	March 31, 2022			December 31, 2021
(in millions)	Commercial Real Estate business line (a)	Other (b)	Total	Commercial Real Estate business line (a)	Other (b)	Total
Real estate construction loans	$1,775	$526	$2,301	$2,391	$557	$2,948
Commercial mortgage loans	3,779	8,213	11,992	3,338	7,917	11,255
Total commercial real estate	$5,554	$8,739	$14,293	$5,729	$8,474	$14,203
(a)Primarily loans to real estate developers.
(b)Primarily loans secured by owner-occupied real estate.
The Corporation limits risk inherent in its commercial real estate lending activities by monitoring borrowers directly involved in the commercial real estate markets and adhering to conservative policies on loan-to-value ratios for such loans. Commercial real estate loans, consisting of real estate construction and commercial mortgage loans, totaled $14.3 billion at March 31, 2022. Of the total, $5.6 billion, or 39 percent, were to borrowers in the Commercial Real Estate business line, which includes loans to real estate developers, a decrease of $175 million compared to December 31, 2021. Commercial real estate loans in other business lines totaled $8.7 billion, or 61 percent, at March 31, 2022, an increase of $265 million compared to December 31, 2021. These loans consisted primarily of owner-occupied commercial mortgages, which bear credit characteristics similar to non-commercial real estate business loans. Generally, loans previously reported as real estate construction are classified as commercial mortgage loans upon receipt of a certificate of occupancy.
The real estate construction loan portfolio primarily contains loans made to long-tenured customers with satisfactory completion experience. There were no criticized real estate construction loans in the Commercial Real Estate business line at both March 31, 2022 and December 31, 2021. In other business lines, criticized real estate construction loans totaled $13 million at March 31, 2022, compared to $35 million at December 31, 2021. Real estate construction loan charge-offs were $1 million for the three-month period ended March 31, 2022, compared to zero for the three months ended December 31, 2021 and for the three months ended March 31, 2021.

Commercial mortgage loans are loans where the primary collateral is a lien on any real property and are primarily loans secured by owner-occupied real estate. Real property is generally considered primary collateral if the value of that collateral represents more than 50 percent of the commitment at loan approval. Loans in the commercial mortgage portfolio generally mature within three to five years. Criticized commercial mortgage loans in the Commercial Real Estate business line totaled $29 million at both March 31, 2022 and December 31, 2021. In other business lines, $222 million and $219 million of commercial mortgage loans were criticized at March 31, 2022 and December 31, 2021, respectively. There were no commercial mortgage loan net charge-offs during the three months ended March 31, 2022, compared to $2 million for the three months ended December 31, 2021 and zero for the three months ended March 31, 2021.
Automotive Lending - Dealer
The following table presents a summary of dealer loans.

	March 31, 2022		December 31, 2021
(in millions)	Loans Outstanding	Percent of Total Loans	Loans Outstanding	Percent of Total Loans
Dealer:
Floor plan	$743		$681
Other	3,659		3,481
Total dealer	$4,402	8.9%	$4,162	8.4%
Substantially all dealer loans are in the National Dealer Services business line and primarily include floor plan financing and other loans to automotive dealerships. Floor plan loans, included in commercial loans in the Consolidated Balance Sheets, totaled $743 million at March 31, 2022, an increase of $62 million compared to $681 million at December 31, 2021, as an imbalance in supply and demand impacted by a shortage in microchips used in automotive production continues to depress floor plan loan balances. Other loans to automotive dealers in the National Dealer Services business line totaled $3.7 billion, including $2.1 billion of owner-occupied commercial real estate mortgage loans at March 31, 2022 and $2.0 billion at December 31, 2021, respectively.
There were no nonaccrual dealer loans at both March 31, 2022 and December 31, 2021. Additionally, there were no net charge-offs of dealer loans during the three months ended March 31, 2022, the three months ended December 31, 2021, or the three months ended March 31, 2021.
Automotive Lending- Production
The following table presents a summary of loans to borrowers involved with automotive production.

	March 31, 2022		December 31, 2021
(in millions)	Loans Outstanding (a)	Percent of Total Loans	Loans Outstanding (a)	Percent of Total Loans
Production:
Domestic	$780		$789
Foreign	364		323
Total production	$1,144	2.3%	$1,112	2.3%
(a)Excludes PPP loans.
Loans to borrowers involved with automotive production, primarily Tier 1 and Tier 2 suppliers, totaled $1.1 billion at both March 31, 2022 and December 31, 2021. These borrowers have faced, and could face in the future, financial difficulties due to disruptions in auto production as well as their supply chains and logistics operations. As such, management continues to monitor this portfolio.
There were no nonaccrual loans to borrowers involved with automotive production at both March 31, 2022, and December 31, 2021. Criticized automotive production loans were 19 percent of the automotive production portfolio at March 31, 2022, compared to 15 percent at December 31, 2021. There were no automotive production loan net charge-offs during the three months ended March 31, 2022, the three months ended December 31, 2021, or the three months ended March 31, 2021.

Residential Real Estate Lending
At March 31, 2022, residential real estate loans represented 7 percent of total loans. The following table summarizes the Corporation's residential mortgage and home equity loan portfolios by geographic market.

	March 31, 2022				December 31, 2021
(dollar amounts in millions)	Residential Mortgage Loans	% of Total	Home Equity Loans	% of Total	Residential Mortgage Loans	% of Total	Home Equity Loans	% of Total
Geographic market:
Michigan	$446	25%	$474	31%	$434	24%	$484	32%
California	875	49	676	44	870	49	660	43
Texas	259	15	332	21	245	14	329	21
Other Markets	189	11	61	4	222	13	60	4
Total	$1,769	100%	$1,543	100%	$1,771	100%	$1,533	100%
Residential real estate loans, which consist of traditional residential mortgages and home equity loans and lines of credit, totaled $3.3 billion at March 31, 2022. The residential real estate portfolio is principally located within the Corporation's primary geographic markets. Substantially all residential real estate loans past due 90 days or more are placed on nonaccrual status, and substantially all junior lien home equity loans that are current or less than 90 days past due are placed on nonaccrual status if full collection of the senior position is in doubt. At no later than 180 days past due, such loans are charged off to current appraised values less costs to sell.
Residential mortgages totaled $1.8 billion at March 31, 2022, and were primarily larger, variable-rate mortgages originated and retained for certain private banking relationship customers. Of the $1.8 billion of residential mortgage loans outstanding, $53 million were on nonaccrual status at March 31, 2022, an increase of $17 million as temporary legislative relief for COVID-19-related deferrals ended on December 31, 2021. The home equity portfolio totaled $1.5 billion at March 31, 2022, of which 96 percent was outstanding under primarily variable-rate, interest-only home equity lines of credit, 3 percent were in amortizing status and 1 percent were closed-end home equity loans. Of the $1.5 billion of home equity loans outstanding, $14 million were on nonaccrual status at March 31, 2022. A majority of the home equity portfolio was secured by junior liens at March 31, 2022.
Energy Lending
The Corporation has a portfolio of Energy loans that are included entirely in commercial loans in the Consolidated Balance Sheets. Customers in the Corporation's Energy business line are engaged in three segments of the oil and gas business: exploration and production (E&P), midstream and energy services. E&P generally includes such activities as searching for potential oil and gas fields, drilling exploratory wells and operating active wells. Commitments to E&P borrowers are generally subject to semi-annual borrowing base re-determinations based on a variety of factors including updated prices (reflecting market and competitive conditions), energy reserve levels and the impact of hedging. The midstream sector is generally involved in the transportation, storage and marketing of crude and/or refined oil and gas products. The Corporation's legacy energy services customers provide products and services primarily to the E&P segment.
The following table summarizes information about loans in the Corporation's Energy business line.

	March 31, 2022				December 31, 2021
(dollar amounts in millions)	Outstandings		Nonaccrual	Criticized (a)	Outstandings		Nonaccrual	Criticized (a)
Exploration and production (E&P)	$1,046	83%	$12	$45	$971	80%	$14	$46
Midstream	203	16	—	—	212	18	—	—
Services	14	1	—	6	21	2	—	12
Total Energy business line	$1,263	100%	$12	$51	$1,204	100%	$14	$58
As a percentage of total Energy loans			1%	4%			1%	5%
(a)    Includes nonaccrual loans.
Loans in the Energy business line totaled $1.3 billion, or less than 3 percent of total loans, at March 31, 2022, an increase of $59 million compared to December 31, 2021. Total exposure, including unused commitments to extend credit and letters of credit, was $3.1 billion at March 31, 2022 (a utilization rate of 41 percent) and $2.9 billion at December 31, 2021, respectively.
Net credit-related Energy charge-offs were $6 million for the three-month period ended March 31, 2022, compared to net recoveries of $19 million and $1 million for the three months ended December 31, 2021 and three months ended March 31, 2021, respectively. Nonaccrual Energy loans decreased $2 million to $12 million at March 31, 2022, compared to

December 31, 2021. Criticized Energy loans decreased $7 million to $51 million, or 3 percent of total criticized loans, at March 31, 2022 compared to December 31, 2021.
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
The following table summarizes information about HR C&I loans, which represented 7 percent and 6 percent of total loans at March 31, 2022 and December 31, 2021, respectively.

(in millions)	March 31, 2022	December 31, 2021
Outstandings	$3,343	$2,927
Criticized	334	299
Net loan charge-offs	2022	2021
Three Months Ended March 31,	$3	$1

Market and Liquidity Risk
Market risk represents the risk of loss due to adverse movement in prices, including interest rates, foreign exchange rates, commodity prices and equity prices. Liquidity risk represents the risk that the Corporation does not have sufficient access to funds to maintain its normal operations at all times or does not have the ability to raise or borrow funds at a reasonable cost at all times.
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
The Corporation performs monthly liquidity stress testing to evaluate its ability to meet funding needs in hypothetical stressed environments. Such environments cover a series of scenarios, including both idiosyncratic and market-wide in nature, which vary in terms of duration and severity. The evaluation as of March 31, 2022 projected that sufficient sources of liquidity were available under each series of events.
In addition to assessing liquidity risk on a consolidated basis, Corporate Treasury also monitors the parent company's liquidity and has established liquidity coverage requirements for meeting expected obligations without the support of additional dividends from subsidiaries. ALCO's policy on liquidity risk management requires the parent company to maintain sufficient liquidity to meet expected cash obligations over a period of no less than 12 months. The Corporation had liquid assets of $1.3 billion on an unconsolidated basis at March 31, 2022.
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
Interest Rate Risk
Net interest income is the primary source of revenue for the Corporation. Interest rate risk arises in the normal course of business due to differences in the repricing and cash flow characteristics of assets and liabilities, primarily through the

Corporation's core business activities of extending loans and acquiring deposits. The Corporation's balance sheet is predominantly characterized by floating-rate loans funded by core deposits. Including the impact of interest rate swaps converting floating-rate loans to fixed, the Corporation's loan composition at March 31, 2022 was 61 percent 30-day rate (primarily LIBOR), 22 percent fixed-rate, 12 percent prime and 5 percent comprised of 90-day and greater rates. Additionally, 32 percent of total loans had non-zero interest rate floors protecting against future rate declines. The composition of the loan portfolio creates sensitivity to interest rate movements due to the imbalance between the faster repricing of the floating-rate loan portfolio versus deposit products. In addition, the growth and/or contraction in the Corporation's loans and deposits may lead to changes in sensitivity to interest rate movements in the absence of mitigating actions. Examples of such actions are purchasing fixed-rate investment securities, which provide liquidity to the balance sheet and act to mitigate the inherent interest rate sensitivity, as well as hedging with interest rate swaps and options. Other mitigating factors include interest rate floors on a portion of the loan portfolio. The Corporation actively manages its exposure to interest rate risk with the principal objective of optimizing net interest income and the economic value of equity while operating within acceptable limits established for interest rate risk and maintaining adequate levels of funding and liquidity. Based on the current rising rate environment, the Corporation anticipates it will continue to add fixed-rate investment securities and cash flow hedges over time to manage its interest rate risk by reducing its sensitivity to rate movements and to pull the benefit of future rate increases forward.
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
Sensitivity of Net Interest Income to Changes in Interest Rates
The analysis of the impact of changes in interest rates on net interest income under various interest rate scenarios is management's principal risk management technique. Management models a base-case net interest income under an unchanged interest rate environment. Model assumptions in this base case at March 31, 2022 included a modest increase in loan balances, loan spreads held at current levels, a moderate decrease in deposit balances and the securities portfolio held at existing levels. The average balance of the securities portfolio was $17.3 billion for the three months ended March 31, 2022 with an average yield of 1.74 percent and average duration of 4.6 years, including $3.6 billion purchased during the first quarter of 2022 with an average yield of 2.51 percent and average duration of 6.2 years. At March 31, 2022, derivative instruments were comprised of interest rate swaps that convert $2.7 billion of fixed-rate medium- and long-term debt to variable rates through fair value hedges and convert $11.2 billion of variable-rate loans to fixed rates through cash flow hedges, which had an average rate and time to maturity of 1.78 percent and 3.2 years, respectively, including $3.5 billion entered into during the first quarter of 2022 at an average rate and duration of 2.02 percent and 5.7 years, respectively.
As of April 25, 2022, $1.5 billion of securities with an average yield of 3.40 percent and average duration of 8.1 years were purchased in the second quarter of 2022. In addition, during this same period, cash flow hedges to convert $2.5 billion of variable-rate loans to fixed rates were entered into which had an average rate and duration of 2.65 percent and 6.3 years, respectively, and varying start dates through October 2022. The second quarter 2022 purchased securities and cash flow hedges are not included in the interest rate sensitivity model assumptions.
Additionally, included in this analysis are $15.8 billion of loans that were subject to an average interest rate floor of 59 basis points at March 31, 2022. This base-case net interest income is then compared against interest rate scenarios in which short-term rates rise or decline 100 basis points (with a floor of zero percent) in a linear, non-parallel fashion from the base case over 12 months, resulting in an average change of 50 basis points over the period while long-term rates increase or decrease to a lesser degree.
Each scenario includes assumptions such as loan growth, investment security prepayment levels, depositor behavior, yield curve changes, loan and deposit pricing, and overall balance sheet mix and growth which are in line with historical patterns. However, in this low-rate environment, depositors have maintained a higher level of liquidity and their historical behavior may be less indicative of future trends. Changes in actual economic activity may result in a materially different interest rate environment as well as a balance sheet structure that is different from the changes management included in its simulation analysis.

The table below, as of March 31, 2022 and December 31, 2021, displays the estimated impact on net interest income during the next 12 months by relating the base case scenario results to those from the rising and declining rate scenarios described above.

	Estimated Annual Change
	March 31, 2022			December 31, 2021
(dollar amounts in millions)	Amount	%		Amount	%
Change in Interest Rates:			Change in Interest Rates:
Rising 100 basis points	$160	8%	Rising 100 basis points	$205	12%
(50 basis points on average)			(50 basis points on average)
Declining to zero percent	(91)	(5)	Declining to zero percent	(46)	(3)
Sensitivity to declining interest rates increased from December 31, 2021 to March 31, 2022 primarily due to the March increase in the federal funds rate, allowing for greater balance sheet repricing before reaching the assumed zero percent lower bound. The rate increase was partially offset by additional cash flow hedges and investment securities added during the first quarter of 2022. Sensitivity to rising interest rates decreased due to cash flow hedges and non-maturity deposit runoff, partially offset by the higher repricing potential of floating-rate loans as they move above their contractual floor rates.
Based on the balance sheet composition and interest rate hedges in existence at March 31, 2022, using management's expectations for loan and deposit activity and assuming a 50 basis point increase in the federal funds rate following the May 2022 Federal Open Market Committee meeting, management expects that net interest income for full-year 2022 will increase by more than 13 percent compared to the prior year, with net interest income for the second quarter 2022 increasing approximately 15 percent compared to the first quarter 2022. Additionally, assuming the implied forward rates as of March 31, 2022, including a federal funds rate of 2.25% to 2.50% by the end of 2022, net interest income for full-year 2022 would be projected to approximate $2.3 billion, a 23 percent increase compared to the prior year. The Corporation believes securities acquired and cash flow hedges entered into during the second quarter would increase these 2022 net interest income estimates.
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
The table below, as of March 31, 2022 and December 31, 2021, displays the estimated impact on the economic value of equity from the interest rate scenario described above.

	March 31, 2022			December 31, 2021
(dollar amounts in millions)	Amount	%		Amount	%
Change in Interest Rates:			Change in Interest Rates:
Rising 100 basis points	$610	4%	Rising 100 basis points	$1,353	9%
Declining to zero percent	(424)	(3)	Declining to zero percent	(446)	(3)
The sensitivity of the economic value of equity to rising rates decreased from December 31, 2021 to March 31, 2022 primarily due to additional cash flow hedges, growth in the securities portfolio and deposit runoff, which also led to decreased sensitivity to declining rates (limited by the assumption of a zero percent rate floor.)
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
As of July 1, 2021, the Corporation was operationally ready to issue new Secured Overnight Financing Rate (SOFR)-based cash and derivative products. Additionally, as of September 30, 2021, the Corporation was operationally ready to issue new Bloomberg Short-Term Bank Yield Index (BSBY)-based cash and derivative products. The Corporation ceased originating LIBOR-based products in the fourth quarter of 2021, while communications and learning activities to support customers and colleagues are ongoing. As of March 31, 2022, the Corporation estimates that approximately 45 percent of its LIBOR-based commercial loans have maturity dates prior to the cessation of LIBOR. Of the remaining loans with maturity dates beyond the cessation date, the Corporation estimates that 41 percent incorporate fallback language and is confident that it will achieve timely remediation of all other loans. In addition to remediation activity on LIBOR-based loans, the Corporation has enacted the International Swaps and Derivatives Association (ISDA) protocols related to derivatives. Once events occur that trigger a fallback, the reference rate for the variable leg of the swap will fall back from LIBOR to the ISDA Fallback Rate, which is the daily SOFR plus a spread.
The Corporation's enterprise transition timelines are closely aligned with recommendations from the Alternative Reference Rates Committee for both best practices and recommended objectives. The Corporation will continue to align with industry and regulatory guidelines regarding the cessation of LIBOR as well as monitor market developments for transitioning to alternative reference rates. For a discussion of the various risks facing the Corporation in relation to the transition away from LIBOR, see the market risk discussion within “Item 1A. Risk Factors” beginning on page 13 of the Corporation's Annual Report on Form 10-K for the year ended December 31, 2021.
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
The Corporation satisfies incremental liquidity needs with either liquid assets or external funding sources. The Corporation had access to liquid assets of $27.8 billion and $35.3 billion at March 31, 2022 and December 31, 2021, respectively, which included cash on deposit with the Federal Reserve and the portion of the investment securities portfolio that the Corporation can sell without third-party consent.
In addition, the Corporation may access external funding sources when necessary, which include FHLB advances, federal funds, reverse repurchase agreements, brokered deposits and Corporation-issued bonds. The Corporation maintains a shelf registration statement with the Securities and Exchange Commission from which it may issue debt and equity securities.
Purchased funds decreased to $31 million at March 31, 2022 compared to $50 million at December 31, 2021. At March 31, 2022, the Bank had pledged loans totaling $22.7 billion which provided for up to $19.2 billion of available collateralized borrowing with the Federal Reserve Bank (FRB). The Bank is also a member of the FHLB of Dallas, Texas, which provides short- and long-term funding to its members through advances collateralized by real estate-related loans, certain government agency-backed securities and other eligible assets. Actual borrowing capacity is contingent on the amount of collateral pledged to the FHLB. At March 31, 2022, $17.8 billion of real estate-related loans were pledged to the FHLB as collateral providing $9.9 billion for potential future borrowings.
The ability of the Corporation and the Bank to raise funds at competitive rates is impacted by rating agencies' views of the credit quality, liquidity, capital, earnings and other relevant factors related to the Corporation and the Bank. As of March 31, 2022, the three major rating agencies had assigned the following ratings to long-term senior unsecured obligations of the Corporation and the Bank. A security rating is not a recommendation to buy, sell, or hold securities and may be subject to revision or withdrawal at any time by the assigning rating agency. Each rating should be evaluated independently of any other rating.

	Comerica Incorporated		Comerica Bank
March 31, 2022	Rating	Outlook	Rating	Outlook
Moody’s Investors Service	A3	Stable	A3	Stable
Fitch Ratings	A-	Stable	A-	Stable
Standard and Poor’s	BBB+	Stable	A-	Stable

CRITICAL ACCOUNTING ESTIMATES
The Corporation’s consolidated financial statements are prepared based on the application of accounting policies, the most significant of which are described in Note 1 to the consolidated financial statements included in the Corporation's 2021 Annual Report. These policies require numerous estimates and strategic or economic assumptions, which may prove inaccurate or subject to variations. Changes in underlying factors, assumptions or estimates could have a material impact on the Corporation’s future financial condition and results of operations. At December 31, 2021, the most critical of these estimates related to the allowance for credit losses, fair value measurement, goodwill, pension plan accounting and income taxes. These estimates were reviewed with the Audit Committee of the Corporation’s Board of Directors and are discussed more fully on pages F-34 through F-37 in the Corporation's 2021 Annual Report. As of the date of this report, there have been no significant changes to the Corporation's critical accounting estimates.

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

(dollar amounts in millions)	March 31, 2022	December 31, 2021
Common Equity Tier 1 Capital (a):
Tier 1 capital	$7,563	$7,458
Less:
Fixed-rate reset non-cumulative perpetual preferred stock	394	394
Common equity tier 1 capital	$7,169	$7,064
Risk-weighted assets	$72,211	$69,708
Tier 1 capital ratio	10.47%	10.70%
Common equity tier 1 capital ratio	9.93	10.13
Tangible Common Equity Ratio:
Total shareholders' equity	$7,036	$7,897
Less:
Fixed-rate reset non-cumulative perpetual preferred stock	394	394
Common shareholders' equity	$6,642	$7,503
Less:
Goodwill	635	635
Other intangible assets	11	11
Tangible common equity	$5,996	$6,857
Total assets	$89,165	$94,616
Less:
Goodwill	635	635
Other intangible assets	11	11
Tangible assets	$88,519	$93,970
Common equity ratio	7.45%	7.93%
Tangible common equity ratio	6.77	7.30
Tangible Common Equity per Share of Common Stock:
Common shareholders' equity	$6,642	$7,503
Tangible common equity	5,996	6,857
Shares of common stock outstanding (in millions)	131	131
Common shareholders' equity per share of common stock	$50.80	$57.41
Tangible common equity per share of common stock	45.86	52.46
(a)March 31, 2022 ratios are estimated.

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

ITEM 1A. Risk Factors
    There has been no material change in the Corporation’s risk factors as previously disclosed in our Form 10-K for the fiscal year ended December 31, 2021 in response to Part I, Item 1A. of such Form 10-K. Such risk factors are incorporated herein by reference.

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

10.1H†
Form of Standard Comerica Incorporated Senior Executive Long-Term Performance Restricted Stock Unit Award Agreement under the Comerica Incorporated 2018 Long-Term Incentive Plan (2022 version) (filed as Exhibit 10.1H to Registrant's Annual Report on Form 10-K for the year ended December 31, 2021, and incorporated herein by reference).

10.1N†	Form of Standard Comerica Incorporated Restricted Stock Agreement (non-cliff vesting without retirement provisions) under the Comerica Incorporated 2018 Long-Term Incentive Plan.

31.1	Chairman, President and CEO Rule 13a-14(a)/15d-14(a) Certification of Periodic Report (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002).

31.2	Executive Vice President and CFO Rule 13a-14(a)/15d-14(a) Certification of Periodic Report (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002).

32	Section 1350 Certification of Periodic Report (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002).

101	Financial statements from Quarterly Report on Form 10-Q of the Registrant for the quarter ended March 31, 2022, formatted in Inline XBRL: (i) the Consolidated Balance Sheets (unaudited), (ii) the Consolidated Statements of Comprehensive Income (unaudited), (iii) the Consolidated Statements of Changes in Shareholders' Equity (unaudited), (iv) the Consolidated Statements of Cash Flows (unaudited) and (v) the Notes to Consolidated Financial Statements (unaudited).

104	The cover page from the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, formatted in Inline XBRL (included in Exhibit 101).

†	Management contract or compensatory plan or arrangement.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMERICA INCORPORATED
(Registrant)

/s/ Mauricio A. Ortiz
Mauricio A. Ortiz
Executive Vice President and
Chief Accounting Officer and
Duly Authorized Officer
Date: April 27, 2022