Form 10-Q
period 2022-06-30
COMERICA INC /NEW/
filed 2022-07-28
CIK 28412

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________
FORM 10-Q
______________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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
$5 par value common stock:
Outstanding as of July 26, 2022: 130,819,770 shares

COMERICA INCORPORATED AND SUBSIDIARIES

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements
CONSOLIDATED BALANCE SHEETS
Comerica Incorporated and Subsidiaries

(in millions, except share data)	June 30, 2022	December 31, 2021
	(unaudited)
ASSETS
Cash and due from banks	$1,631	$1,236
Interest-bearing deposits with banks	5,902	21,443
Other short-term investments	160	197
Investment securities available-for-sale	20,829	16,986
Commercial loans	31,259	29,366
Real estate construction loans	2,465	2,948
Commercial mortgage loans	11,855	11,255
Lease financing	653	640
International loans	1,291	1,208
Residential mortgage loans	1,753	1,771
Consumer loans	2,178	2,097
Total loans	51,454	49,285
Allowance for loan losses	(563)	(588)
Net loans	50,891	48,697
Premises and equipment	422	454
Accrued income and other assets	7,054	5,603
Total assets	$86,889	$94,616
LIABILITIES AND SHAREHOLDERS’ EQUITY
Noninterest-bearing deposits	$42,308	$45,800
Money market and interest-bearing checking deposits	28,409	31,349
Savings deposits	3,342	3,167
Customer certificates of deposit	1,686	1,973
Foreign office time deposits	20	50
Total interest-bearing deposits	33,457	36,539
Total deposits	75,765	82,339
Accrued expenses and other liabilities	2,059	1,584
Medium- and long-term debt	2,630	2,796
Total liabilities	80,454	86,719
Fixed rate reset non-cumulative perpetual preferred stock, series A, no par value, $100,000 liquidation preference per share:
Authorized - 4,000 shares
Issued - 4,000 shares	394	394
Common stock - $5 par value:
Authorized - 325,000,000 shares
Issued - 228,164,824 shares	1,141	1,141
Capital surplus	2,204	2,175
Accumulated other comprehensive loss	(1,954)	(212)
Retained earnings	10,752	10,494
Less cost of common stock in treasury - 97,387,508 shares at 6/30/2022 and 97,476,872 shares at 12/31/2021	(6,102)	(6,095)
Total shareholders’ equity	6,435	7,897
Total liabilities and shareholders’ equity	$86,889	$94,616
See notes to consolidated financial statements (unaudited).

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)
Comerica Incorporated and Subsidiaries

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except per share data)	2022	2021	2022	2021

INTEREST INCOME
Interest and fees on loans	$454	$404	$837	$790
Interest on investment securities	100	70	177	139
Interest on short-term investments	23	5	32	9
Total interest income	577	479	1,046	938
INTEREST EXPENSE
Interest on deposits	4	5	8	12
Interest on medium- and long-term debt	12	9	21	18
Total interest expense	16	14	29	30
Net interest income	561	465	1,017	908
Provision for credit losses	10	(135)	(1)	(317)
Net interest income after provision for credit losses	551	600	1,018	1,225
NONINTEREST INCOME
Card fees	69	84	138	155
Fiduciary income	62	60	120	113
Service charges on deposit accounts	50	47	98	95
Commercial lending fees	30	27	52	45
Derivative income	29	22	51	52
Bank-owned life insurance	12	9	25	20
Letter of credit fees	9	10	18	20
Brokerage fees	4	4	8	8
Other noninterest income	3	21	2	46
Total noninterest income	268	284	512	554
NONINTEREST EXPENSES
Salaries and benefits expense	294	277	583	559
Outside processing fee expense	62	71	124	135
Software expense	41	38	80	77
Occupancy expense	40	38	78	77
Equipment expense	13	13	24	25
Advertising expense	8	9	15	15
FDIC insurance expense	8	7	16	13
Other noninterest expenses	16	10	35	9
Total noninterest expenses	482	463	955	910
Income before income taxes	337	421	575	869
Provision for income taxes	76	93	125	191
NET INCOME	261	328	450	678
Less:
Income allocated to participating securities	1	2	2	3
Preferred stock dividends	5	5	11	11
Net income attributable to common shares	$255	$321	$437	$664
Earnings per common share:
Basic	$1.94	$2.35	$3.33	$4.81
Diluted	1.92	2.32	3.29	4.76
Comprehensive (loss) income	(520)	313	(1,292)	494
Cash dividends declared on common stock	89	92	178	187
Cash dividends declared per common share	0.68	0.68	1.36	1.36
See notes to consolidated financial statements (unaudited).

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (unaudited)
Comerica Incorporated and Subsidiaries

					Accumulated
	Nonredeemable	Common Stock			Other			Total
	Preferred	Shares		Capital	Comprehensive	Retained	Treasury	Shareholders'
(in millions, except per share data)	Stock	Outstanding	Amount	Surplus	(Loss) Income	Earnings	Stock	Equity
BALANCE AT MARCH 31, 2021	$394	139.6	$1,141	$2,183	$(105)	$9,975	$(5,436)	$8,152
Net income	—	—	—	—	—	328	—	328
Other comprehensive loss, net of tax	—	—	—	—	(15)	—	—	(15)
Cash dividends declared on common stock ($0.68 per share)	—	—	—	—	—	(92)	—	(92)
Cash dividends on preferred stock	—	—	—	—	—	(5)	—	(5)
Purchase of common stock	—	(5.8)	—	(24)	—	—	(426)	(450)
Net issuance of common stock under employee stock plans	—	0.1	—	(3)	—	(4)	13	6
Share-based compensation	—	—	—	7	—	—	—	7
BALANCE AT JUNE 30, 2021	$394	133.9	$1,141	$2,163	$(120)	$10,202	$(5,849)	$7,931
BALANCE AT MARCH 31, 2022	$394	130.7	$1,141	$2,194	$(1,173)	$10,585	$(6,105)	$7,036
Net income	—	—	—	—	—	261	—	261
Other comprehensive loss, net of tax	—	—	—	—	(781)	—	—	(781)
Cash dividends declared on common stock ($0.68 per share)	—	—	—	—	—	(89)	—	(89)
Cash dividends declared on preferred stock	—	—	—	—	—	(5)	—	(5)
Net issuance of common stock under employee stock plans	—	0.1	—	(1)	—	—	3	2
Share-based compensation	—	—	—	11	—	—	—	11
BALANCE AT JUNE 30, 2022	$394	130.8	$1,141	$2,204	$(1,954)	$10,752	$(6,102)	$6,435
BALANCE AT DECEMBER 31, 2020	$394	139.2	$1,141	$2,185	$64	$9,727	$(5,461)	$8,050
Net income	—	—	—	—	—	678	—	678
Other comprehensive loss, net of tax	—	—	—	—	(184)	—	—	(184)
Cash dividends declared on common stock ($1.36 per share)	—	—	—	—	—	(187)	—	(187)
Cash dividends declared on preferred stock	—	—	—	—	—	(11)	—	(11)
Purchase of common stock	—	(5.9)	—	(24)	—	—	(429)	(453)
Net issuance of common stock under employee stock plans	—	0.6	—	(27)	—	(5)	41	9
Share-based compensation	—	—	—	29	—	—	—	29
BALANCE AT JUNE 30, 2021	$394	133.9	$1,141	$2,163	$(120)	$10,202	$(5,849)	$7,931
BALANCE AT DECEMBER 31, 2021	$394	130.7	$1,141	$2,175	$(212)	$10,494	$(6,095)	$7,897
Net income	—	—	—	—	—	450	—	450
Other comprehensive loss, net of tax	—	—	—	—	(1,742)	—	—	(1,742)
Cash dividends declared on common stock ($1.36 per share)	—	—	—	—	—	(178)	—	(178)
Cash dividends declared on preferred stock	—	—	—	—	—	(11)	—	(11)
Purchase of common stock	—	(0.4)	—	—	—	—	(36)	(36)
Net issuance of common stock under employee stock plans	—	0.5	—	(10)	—	(3)	29	16
Share-based compensation	—	—	—	39	—	—	—	39
BALANCE AT JUNE 30, 2022	$394	130.8	$1,141	$2,204	$(1,954)	$10,752	$(6,102)	$6,435
See notes to consolidated financial statements (unaudited).

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
Comerica Incorporated and Subsidiaries

	Six Months Ended June 30,
(in millions)	2022	2021

OPERATING ACTIVITIES
Net income	$450	$678
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	(1)	(317)
(Benefit) provision for deferred income taxes	(23)	69
Depreciation and amortization	46	51
Net periodic defined benefit credit	(45)	(41)
Share-based compensation expense	39	29
Net amortization of securities	18	16
Net gains on sales of foreclosed property and other repossessed assets	(2)	—
Net change in:
Accrued income receivable	(42)	1
Accrued expenses payable	(44)	31
Other, net	(748)	(514)
Net cash (used in) provided by operating activities	(352)	3
INVESTING ACTIVITIES
Investment securities available-for-sale:
Maturities and redemptions	1,454	2,819
Purchases	(7,141)	(3,828)
Net change in loans	(2,528)	2,616
Proceeds from sales of foreclosed property and other repossessed assets	2	8
Net increase in premises and equipment	(41)	(35)
Federal Home Loan Bank stock:
Redemptions	—	115
Proceeds from bank-owned life insurance settlements	14	6
Other, net	1	(12)
Net cash (used in) provided by investing activities	(8,239)	1,689
FINANCING ACTIVITIES
Net change in:
Deposits	(6,346)	2,481
Medium- and long-term debt:
Maturities and redemptions	—	(2,800)
Preferred stock:
Cash dividends paid	(11)	(11)
Common stock:
Repurchases	(40)	(459)
Cash dividends paid	(178)	(190)
Issuances under employee stock plans	21	18
Other, net	(1)	3
Net cash used in financing activities	(6,555)	(958)
Net (decrease) increase in cash and cash equivalents	(15,146)	734
Cash and cash equivalents at beginning of period	22,679	15,767
Cash and cash equivalents at end of period	$7,533	$16,501
Interest paid	$28	$30
Income taxes paid	102	96
See notes to consolidated financial statements (unaudited).

NOTE 1 - BASIS OF PRESENTATION AND ACCOUNTING POLICIES
Organization
The accompanying unaudited consolidated financial statements were prepared in accordance with United States (U.S.) generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation were included. The results of operations for the six months ended June 30, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022. Certain items in prior periods were reclassified to conform to the current presentation. For further information, refer to the consolidated financial statements and footnotes thereto included in the Annual Report of Comerica Incorporated and Subsidiaries (the Corporation) on Form 10-K for the year ended December 31, 2021.
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

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries
Assets and Liabilities Recorded at Fair Value on a Recurring Basis
The following tables present the recorded amount of assets and liabilities measured at fair value on a recurring basis as of June 30, 2022 and December 31, 2021.

(in millions)	Total	Level 1	Level 2	Level 3
June 30, 2022
Deferred compensation plan assets	$91	$91	$—	$—
Equity securities	51	51	—	—
Investment securities available-for-sale:
U.S. Treasury securities	2,802	2,802	—	—
Residential mortgage-backed securities (a)	13,165	—	13,165	—
Commercial mortgage-backed securities (a)	4,862	—	4,862	—
Total investment securities available-for-sale	20,829	2,802	18,027	—
Derivative assets:
Interest rate contracts	126	—	126	—
Energy contracts	1,591	—	1,591	—
Foreign exchange contracts	45	—	45	—
Total derivative assets	1,762	—	1,762	—
Total assets at fair value	$22,733	$2,944	$19,789	$—
Derivative liabilities:
Interest rate contracts	$401	$—	$401	$—
Energy contracts	1,583	—	1,583	—
Foreign exchange contracts	35	—	35	—
Other financial derivative	12	—	—	12
Total derivative liabilities	2,031	—	2,019	12
Deferred compensation plan liabilities	91	91	—	—
Total liabilities at fair value	$2,122	$91	$2,019	$12
December 31, 2021
Deferred compensation plan assets	$113	$113	$—	$—
Equity securities	62	62	—	—
Investment securities available-for-sale:
U.S. Treasury securities	2,993	2,993	—	—
Residential mortgage-backed securities (a)	13,288	—	13,288	—
Commercial mortgage-backed securities (a)	705	—	705	—
Total investment securities available-for-sale	16,986	2,993	13,993	—
Derivative assets:
Interest rate contracts	239	—	213	26
Energy contracts	670	—	670	—
Foreign exchange contracts	19	—	19	—
Total derivative assets	928	—	902	26
Total assets at fair value	$18,089	$3,168	$14,895	$26
Derivative liabilities:
Interest rate contracts	$69	$—	$69	$—
Energy contracts	662	—	662	—
Foreign exchange contracts	16	—	16	—
Other financial derivative	13	—	—	13
Total derivative liabilities	760	—	747	13
Deferred compensation plan liabilities	113	113	—	—
Total liabilities at fair value	$873	$113	$747	$13
(a)Issued and/or guaranteed by U.S. government agencies or U.S. government-sponsored enterprises.

    There were no transfers of assets or liabilities recorded at fair value on a recurring basis into or out of Level 3 fair value measurements during each of the three- and six-month periods ended June 30, 2022 and 2021.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries
The following table summarizes the changes in Level 3 assets and liabilities measured at fair value on a recurring basis for the three- and six-month periods ended June 30, 2022 and 2021.

		Net Realized/Unrealized Gains (Losses) (Pretax) Recorded in Earnings (a)
(in millions)	Balance at Beginning of Period	Realized	Unrealized	Settlements	Balance at End of Period
Three Months Ended June 30, 2022
Derivative assets:
Interest rate contracts	$12	$—	$—	$(12)	$—
Derivative liabilities:
Other financial derivative	(12)	—	—	—	(12)
Three Months Ended June 30, 2021
Derivative assets:
Interest rate contracts	$24	$—	$5	$—	$29
Derivative liabilities:
Other financial derivative	(11)	—	(1)	—	(12)
Six Months Ended June 30, 2022
Derivative assets:
Interest rate contracts	$26	$—	$—	$(26)	$—
Derivative liabilities:
Other financial derivative	(13)	—	1	—	(12)
Six Months Ended June 30, 2021
Derivative assets:
Interest rate contracts	$39	$—	$(10)	$—	$29
Derivative liabilities:
Other financial derivative	(11)	—	(1)	—	(12)
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

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries
The following table presents assets recorded at fair value on a nonrecurring basis at June 30, 2022 and December 31, 2021. No liabilities were recorded at fair value on a nonrecurring basis at June 30, 2022 and December 31, 2021.

(in millions)	Level 3
June 30, 2022
Loans:
Commercial	$63
Real estate construction	2
Commercial mortgage	16
Total assets at fair value	$81
December 31, 2021
Loans:
Commercial	$125
Real estate construction	4
Commercial mortgage	17
International	4
Total assets at fair value	$150
Level 3 assets recorded at fair value on a nonrecurring basis at June 30, 2022 and December 31, 2021 included both nonaccrual loans and TDRs for which a specific allowance was established based on the fair value of collateral. The unobservable inputs were the additional adjustments applied by management to the appraised values to reflect such factors as non-current appraisals and revisions to estimated time to sell. These adjustments are determined based on qualitative judgments made by management on a case-by-case basis and are not observable inputs, although they are used in the determination of fair value.
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

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries
The carrying amount and estimated fair value of financial instruments not recorded at fair value in their entirety on a recurring basis on the Corporation’s Consolidated Balance Sheets are as follows:

	Carrying Amount	Estimated Fair Value
(in millions)		Total	Level 1	Level 2	Level 3
June 30, 2022
Assets
Cash and due from banks	$1,631	$1,631	$1,631	$—	$—
Interest-bearing deposits with banks	5,902	5,902	5,902	—	—
Other short-term investments	13	13	13	—	—
Loans held-for-sale	4	4	—	4	—
Total loans, net of allowance for loan losses (a)	50,891	48,582	—	—	48,582
Customers’ liability on acceptances outstanding	4	4	4	—	—
Restricted equity investments	92	92	92	—	—
Nonmarketable equity securities (b)	5	11
Liabilities
Demand deposits (noninterest-bearing)	42,308	42,308	—	42,308	—
Interest-bearing deposits	31,771	31,771	—	31,771	—
Customer certificates of deposit	1,686	1,659	—	1,659	—
Total deposits	75,765	75,738	—	75,738	—
Acceptances outstanding	4	4	4	—	—
Medium- and long-term debt	2,630	2,630	—	2,630	—
Credit-related financial instruments	(75)	(75)	—	—	(75)
December 31, 2021
Assets
Cash and due from banks	$1,236	$1,236	$1,236	$—	$—
Interest-bearing deposits with banks	21,443	21,443	21,443	—	—
Other short-term investments	16	16	16	—	—
Loans held-for-sale	6	6	—	6	—
Total loans, net of allowance for loan losses (a)	48,697	49,127	—	—	49,127
Customers’ liability on acceptances outstanding	5	5	5	—	—
Restricted equity investments	92	92	92	—	—
Nonmarketable equity securities (b)	5	10
Liabilities
Demand deposits (noninterest-bearing)	45,800	45,800	—	45,800	—
Interest-bearing deposits	34,566	34,566	—	34,566	—
Customer certificates of deposit	1,973	1,968	—	1,968	—
Total deposits	82,339	82,334	—	82,334	—
Acceptances outstanding	5	5	5	—	—
Medium- and long-term debt	2,796	2,854	—	2,854	—
Credit-related financial instruments	(59)	(59)	—	—	(59)
(a)Included $81 million and $150 million of loans recorded at fair value on a nonrecurring basis at June 30, 2022 and December 31, 2021, respectively.
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

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries
NOTE 3 - INVESTMENT SECURITIES
A summary of the Corporation’s investment securities, which are defined by the Corporation as debt securities reported on the Consolidated Balance Sheet as investment securities available-for-sale, follows:

(in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2022
Investment securities available-for-sale:
U.S. Treasury securities	$2,925	$—	$123	$2,802
Residential mortgage-backed securities (a)	14,767	1	1,603	13,165
Commercial mortgage-backed securities (a)	5,093	1	232	4,862
Total investment securities available-for-sale	$22,785	$2	$1,958	$20,829
December 31, 2021
Investment securities available-for-sale:
U.S. Treasury securities	$3,010	$22	$39	$2,993
Residential mortgage-backed securities (a)	13,397	67	176	13,288
Commercial mortgage-backed securities (a)	709	2	6	705
Total investment securities available-for-sale	$17,116	$91	$221	$16,986
(a)Issued and/or guaranteed by U.S. government agencies or U.S. government-sponsored enterprises.
A summary of the Corporation’s investment securities in an unrealized loss position as of June 30, 2022 and December 31, 2021 follows:

	Less than 12 Months		12 Months or more		Total
(in millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
June 30, 2022
U.S. Treasury securities	$1,098	$5	$1,704	$118	$2,802	$123
Residential mortgage-backed securities (a)	10,475	1,124	2,497	479	12,972	1,603
Commercial mortgage-backed securities (a)	4,494	232	—	—	4,494	232
Total temporarily impaired securities	$16,067	$1,361	$4,201	$597	$20,268	$1,958
December 31, 2021
U.S. Treasury securities	$465	$6	$1,334	$33	$1,799	$39
Residential mortgage-backed securities (a)	7,197	128	1,128	48	8,325	176
Commercial mortgage-backed securities (a)	346	6	—	—	346	6
Total temporarily impaired securities	$8,008	$140	$2,462	$81	$10,470	$221
(a)Issued and/or guaranteed by U.S. government agencies or U.S. government-sponsored enterprises.
Unrealized losses on investment securities resulted from changes in market interest rates. The Corporation’s portfolio is comprised of securities issued or guaranteed by the U.S. government or government-sponsored enterprises. As such, it is expected that the securities would not be settled at a price less than the amortized cost of the investments. Further, the Corporation does not intend to sell the investments, and it is not more likely than not that it will be required to sell the investments before recovery of amortized costs. At June 30, 2022, the Corporation had 1,211 securities in an unrealized loss position with no allowance for credit losses, comprised of 28 U.S. Treasury securities, 944 residential mortgage-backed securities and 239 commercial mortgage-backed securities.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries
Interest receivable on investment securities totaled $49 million at June 30, 2022 and $36 million at December 31, 2021 and was included in accrued income and other assets on the Consolidated Balance Sheets.
Sales, calls and write-downs of investment securities available-for-sale, computed based on the adjusted cost of the specific security, resulted in no gains or losses during the three months ended and six months ended June 30, 2022 or June 30, 2021.
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

(in millions)
June 30, 2022	Amortized Cost	Fair Value
Contractual maturity
Within one year	$1,101	$1,096
After one year through five years	2,092	1,971
After five years through ten years	5,018	4,787
After ten years	14,574	12,975
Total investment securities	$22,785	$20,829
At June 30, 2022, investment securities with a carrying value of $2.8 billion were pledged where permitted or required by law, including $1.3 billion pledged to the Federal Home Loan Bank (FHLB) as collateral for potential future borrowings and $1.6 billion to secure $977 million of liabilities, primarily public and other deposits of state and local government agencies as well as derivative instruments. For information on FHLB borrowings, refer to Note 7.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries
NOTE 4 – CREDIT QUALITY AND ALLOWANCE FOR CREDIT LOSSES
The following table presents an aging analysis of the amortized cost basis of loans.

	Loans Past Due and Still Accruing
(in millions)	30-59 Days	60-89 Days	90 Days or More	Total	Nonaccrual Loans	Current Loans (a)	Total Loans
June 30, 2022
Business loans:
Commercial	$51	$9	$2	$62	$161	$31,036	$31,259
Real estate construction:
Commercial Real Estate business line (b)	2	—	—	2	—	1,947	1,949
Other business lines (c)	—	1	4	5	4	507	516
Total real estate construction	2	1	4	7	4	2,454	2,465
Commercial mortgage:
Commercial Real Estate business line (b)	41	—	—	41	1	3,605	3,647
Other business lines (c)	60	8	2	70	28	8,110	8,208
Total commercial mortgage	101	8	2	111	29	11,715	11,855
Lease financing	6	—	—	6	—	647	653
International	—	—	4	4	5	1,282	1,291
Total business loans	160	18	12	190	199	47,134	47,523

Retail loans:
Residential mortgage	21	1	—	22	49	1,682	1,753
Consumer:
Home equity	3	1	—	4	13	1,615	1,632
Other consumer	4	—	—	4	1	541	546
Total consumer	7	1	—	8	14	2,156	2,178
Total retail loans	28	2	—	30	63	3,838	3,931
Total loans	$188	$20	$12	$220	$262	$50,972	$51,454
December 31, 2021
Business loans:
Commercial	$35	$18	$6	$59	$173	$29,134	$29,366
Real estate construction:
Commercial Real Estate business line (b)	—	—	—	—	—	2,391	2,391
Other business lines (c)	15	1	—	16	6	535	557
Total real estate construction	15	1	—	16	6	2,926	2,948
Commercial mortgage:
Commercial Real Estate business line (b)	—	—	—	—	1	3,337	3,338
Other business lines (c)	18	4	16	38	31	7,848	7,917
Total commercial mortgage	18	4	16	38	32	11,185	11,255
Lease financing	5	—	—	5	—	635	640
International	5	8	1	14	5	1,189	1,208
Total business loans	78	31	23	132	216	45,069	45,417

Retail loans:
Residential mortgage	4	—	—	4	36	1,731	1,771
Consumer:
Home equity	4	3	—	7	12	1,514	1,533
Other consumer	32	1	4	37	—	527	564
Total consumer	36	4	4	44	12	2,041	2,097
Total retail loans	40	4	4	48	48	3,772	3,868
Total loans	$118	$35	$27	$180	$264	$48,841	$49,285
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

	June 30, 2022
	Vintage Year
(in millions)	2022		2021		2020		2019	2018	Prior	Revolvers	Revolvers Converted to Term	Total
Business loans:
Commercial:
Pass (a)	$2,637	(b)	$4,101	(b)	$1,255	(b)	$1,284	$703	$1,233	$18,847	$8	$30,068
Criticized (c)	23		154		113		107	61	107	624	2	1,191
Total commercial	2,660		4,255		1,368		1,391	764	1,340	19,471	10	31,259
Real estate construction
Pass (a)	225		780		765		422	142	38	89	—	2,461
Criticized (c)	—		—		3		—	1	—	—	—	4
Total real estate construction	225		780		768		422	143	38	89	—	2,465
Commercial mortgage
Pass (a)	1,569		2,490		1,736		1,475	1,185	2,750	438	—	11,643
Criticized (c)	1		28		42		36	25	80	—	—	212
Total commercial mortgage	1,570		2,518		1,778		1,511	1,210	2,830	438	—	11,855
Lease financing
Pass (a)	152		154		78		54	43	145	—	—	626
Criticized (c)	6		3		2		8	7	1	—	—	27
Total lease financing	158		157		80		62	50	146	—	—	653
International
Pass (a)	283		287		81		74	31	15	487	—	1,258
Criticized (c)	—		—		7		—	5	11	10	—	33
Total international	283		287		88		74	36	26	497	—	1,291
Total business loans	4,896		7,997		4,082		3,460	2,203	4,380	20,495	10	47,523
Retail loans:
Residential mortgage
Pass (a)	184		405		488		138	74	414	—	—	1,703
Criticized (c)	—		4		2		8	1	35	—	—	50
Total residential mortgage	184		409		490		146	75	449	—	—	1,753
Consumer:
Home equity
Pass (a)	—		—		—		—	—	11	1,566	40	1,617
Criticized (c)	—		—		—		—	—	—	12	3	15
Total home equity	—		—		—		—	—	11	1,578	43	1,632
Other consumer
Pass (a)	48		50		59		9	1	11	366	—	544
Criticized (c)	—		—		—		1	—	—	1	—	2
Total other consumer	48		50		59		10	1	11	367	—	546
Total consumer	48		50		59		10	1	22	1,945	43	2,178
Total retail loans	232		459		549		156	76	471	1,945	43	3,931
Total loans	$5,128		$8,456		$4,631		$3,616	$2,279	$4,851	$22,440	$53	$51,454

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
(b)Includes Small Business Administration Paycheck Protection Program (PPP) loans of $90 million and $458 million at June 30, 2022 and December 31, 2021, respectively.
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

Loan interest receivable totaled $149 million and $120 million at June 30, 2022 and December 31, 2021, respectively and was included in accrued income and other assets on the Consolidated Balance Sheets.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries
Allowance for Credit Losses
The following table details the changes in the allowance for credit losses.

	2022			2021
(in millions)	Business Loans	Retail Loans	Total	Business Loans	Retail Loans	Total
Three Months Ended June 30
Balance at beginning of period:
Allowance for loan losses	$493	$61	$554	$709	$68	$777
Allowance for credit losses on lending-related commitments	33	12	45	22	8	30
Allowance for credit losses	526	73	599	731	76	807
Loan charge-offs	(13)	—	(13)	(7)	(1)	(8)
Recoveries on loans previously charged-off	12	1	13	19	—	19
Net loan (charge-offs) recoveries	(1)	1	—	12	(1)	11
Provision for credit losses:
Provision for loan losses	10	(1)	9	(132)	(4)	(136)
Provision for credit losses on lending-related commitments	1	—	1	2	(1)	1
Provision for credit losses	11	(1)	10	(130)	(5)	(135)
Balance at end of period:
Allowance for loan losses	502	61	563	589	63	652
Allowance for credit losses on lending-related commitments	34	12	46	24	7	31
Allowance for credit losses	$536	$73	$609	$613	$70	$683
Six Months Ended June 30
Balance at beginning of period
Allowance for loan losses	$531	$57	$588	$895	$53	$948
Allowance for credit losses on lending-related commitments	24	6	30	35	9	44
Allowance for credit losses	555	63	618	930	62	992
Loan charge-offs	(30)	(1)	(31)	(22)	(2)	(24)
Recoveries on loans previously charged-off	21	2	23	31	1	32
Net loan (charge-offs) recoveries	(9)	1	(8)	9	(1)	8
Provision for credit losses:
Provision for loan losses	(20)	3	(17)	(315)	11	(304)
Provision for credit losses on lending-related commitments	10	6	16	(11)	(2)	(13)
Provision for credit losses	(10)	9	(1)	(326)	9	(317)
Balance at end of period:
Allowance for loan losses	502	61	563	589	63	652
Allowance for credit losses on lending-related commitments	34	12	46	24	7	31
Allowance for credit losses	$536	$73	$609	$613	$70	$683
Allowance for loan losses as a percentage of total loans	1.06%	1.55%	1.09%	1.27%	1.63%	1.30%
Allowance for credit losses as a percentage of total loans	1.13	1.85	1.18	1.32	1.80	1.36

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries
Nonaccrual Loans
The following table presents additional information regarding nonaccrual loans. Interest income of $2 million was recognized on nonaccrual loans for both the three months ended June 30, 2022 and 2021, and $4 million for both the six months ended June 30, 2022 and 2021.

(in millions)	Nonaccrual Loans with No Related Allowance	Nonaccrual Loans with Related Allowance	Total Nonaccrual Loans
June 30, 2022
Business loans:
Commercial	$67	$94	$161
Real estate construction:
Other business lines (a)	—	4	4
Commercial mortgage:
Commercial Real Estate business line (b)	—	1	1
Other business lines (a)	4	24	28
Total commercial mortgage	4	25	29
International	5	—	5
Total business loans	76	123	199
Retail loans:
Residential mortgage	49	—	49
Consumer:
Home equity	13	—	13
Other consumer	1	—	1
Total consumer	14	—	14
Total retail loans	63	—	63
Total nonaccrual loans	$139	$123	$262
December 31, 2021
Business loans:
Commercial	$8	$165	$173
Real estate construction:
Other business lines (a)	—	6	6
Commercial mortgage:
Commercial Real Estate business line (b)	—	1	1
Other business lines (a)	4	27	31
Total commercial mortgage	4	28	32
International	—	5	5
Total business loans	12	204	216
Retail loans:
Residential mortgage	36	—	36
Consumer:
Home equity	12	—	12
Total retail loans	48	—	48
Total nonaccrual loans	$60	$204	$264
(a)Primarily loans secured by owner-occupied real estate.
(b)Primarily loans to real estate developers.

Foreclosed Properties
Foreclosed properties totaled $1 million at both June 30, 2022 and December 31, 2021. Retail loans secured by residential real estate properties in process of foreclosure included in nonaccrual loans were insignificant at June 30, 2022, compared to none at December 31, 2021.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries
Troubled Debt Restructurings
The following table details the amortized cost basis at June 30, 2022 and 2021 of loans considered to be TDRs that were restructured during the three- and six-month periods ended June 30, 2022 and 2021, by type of modification. In cases of loans with more than one type of modification, the loans were categorized based on the most significant modification.

	2022	2021 (a)
	Type of Modification
(in millions)	Principal Deferrals (b)	Interest Rate Reductions
Three Months Ended June 30,
Business loans:
Commercial	$15	$—
Real estate construction:
Other business lines (c)	3	—
Commercial mortgage:
Other business lines (c)	8	—
Total business loans	26	—
Retail loans:
Residential mortgage	—	6
Consumer:
Home equity (d)	—	1
Total loans	$26	$7
Six Months Ended June 30,
Business loans:
Commercial	$21	$—
Real estate construction:
Other business lines (c)	3	—
Commercial mortgage:
Other business lines (c)	15	—
Total business loans	39	—
Retail loans:
Residential mortgage	—	6
Consumer:
Home equity (d)	1	1
Total loans	$40	$7
(a)Under the provisions of the CARES Act, qualifying COVID-19-related modifications, primarily principal deferrals, were not considered TDRs during the six months ended June 30, 2021.
(b)Primarily represents loan balances where terms were extended by more than an insignificant time period, typically more than 180 days, at or above contractual interest rates. Also includes commercial loans restructured in bankruptcy.
(c)Primarily loans secured by owner-occupied real estate.
(d)Includes bankruptcy loans for which the court has discharged the borrower's obligation and the borrower has not reaffirmed the debt.
The Corporation charges interest on principal balances outstanding during deferral periods. Additionally, none of the modifications involved forgiveness of principal. Commitments to lend additional funds to borrowers whose terms have been modified in TDRs were $1 million at June 30, 2022 compared to none at December 31, 2021, respectively. On an ongoing basis, the Corporation monitors the performance of modified loans to their restructured terms. The allowance for loan losses continues to be reassessed on the basis of an individual evaluation of the loan.
For principal deferrals, incremental deterioration in the credit quality of the loan, represented by a downgrade in the risk rating of the loan, for example, due to missed interest payments or a reduction of collateral value, is considered a subsequent default. For interest rate reductions, a subsequent payment default is defined in terms of delinquency, when a principal or interest payment is 90 days past due. Of the TDRs modified during the twelve-month periods ended June 30, 2022 and 2021, there were no subsequent defaults of principal deferrals or interest rate reductions for the three- and six-month periods ended June 30, 2022 and 2021.

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
Included in the fair value of derivative instruments are credit valuation adjustments reflecting counterparty credit risk. These adjustments are determined by applying a credit spread for the counterparty or the Corporation, as appropriate, to the total expected exposure of the derivative. Master netting arrangements effectively reduce credit valuation adjustments by permitting settlement of positive and negative positions and offset cash collateral held with the same counterparty on a net basis. Bilateral collateral agreements require daily exchange of cash or highly rated securities issued by the U.S. Treasury or other U.S. government entities to collateralize amounts due to either party. At June 30, 2022, counterparties with bilateral collateral agreements deposited $137 million of cash with the Corporation to secure the fair value of contracts in an unrealized gain position, and the Corporation had pledged $210 million of marketable investment securities and posted $1.3 billion of cash as collateral for contracts in an unrealized loss position. For those counterparties not covered under bilateral collateral agreements, collateral is obtained, if deemed necessary, based on the results of management’s credit evaluation of the counterparty. Collateral varies, but may include cash, investment securities, accounts receivable, equipment or real estate.
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

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries
The following table presents the composition of the Corporation’s derivative instruments held or issued for risk management purposes or in connection with customer-initiated and other activities at June 30, 2022 and December 31, 2021. The table excludes a derivative related to the Corporation's 2008 sale of its remaining ownership of Visa shares.

	June 30, 2022			December 31, 2021
		Fair Value			Fair Value
(in millions)	Notional/ Contract Amount (a)	Gross Derivative Assets	Gross Derivative Liabilities	Notional/ Contract Amount (a)	Gross Derivative Assets	Gross Derivative Liabilities
Risk management purposes
Derivatives designated as hedging instruments
Interest rate contracts:
Fair value swaps - receive fixed/pay floating	$2,650	$—	$—	$2,650	$—	$—
Cash flow swaps - receive fixed/pay floating (b)	19,250	—	24	8,050	—	—
Derivatives used as economic hedges
Foreign exchange contracts:
Spot, forwards and swaps	545	3	1	452	—	2
Total risk management purposes	22,445	3	25	11,152	—	2
Customer-initiated and other activities
Interest rate contracts:
Caps and floors written	902	—	12	809	—	3
Caps and floors purchased	902	12	—	809	3	—
Swaps	19,327	114	365	19,382	236	66
Total interest rate contracts	21,131	126	377	21,000	239	69
Energy contracts:
Caps and floors written	3,655	—	559	1,779	—	203
Caps and floors purchased	3,655	560	—	1,779	204	—
Swaps	6,159	1,031	1,024	4,212	466	459
Total energy contracts	13,469	1,591	1,583	7,770	670	662
Foreign exchange contracts:
Spot, forwards, options and swaps	2,356	42	34	1,716	19	14
Total customer-initiated and other activities	36,956	1,759	1,994	30,486	928	745
Total gross derivatives	$59,401	1,762	2,019	$41,638	928	747
Amounts offset in the Consolidated Balance Sheets:
Netting adjustment - Offsetting derivative assets/liabilities		(356)	(356)		(187)	(187)
Netting adjustment - Cash collateral received/posted		(123)	(1,090)		(15)	(452)
Net derivatives included in the Consolidated Balance Sheets (c)		1,283	573		726	108
Amounts not offset in the Consolidated Balance Sheets:
Marketable securities pledged under bilateral collateral agreements		(14)	(131)		—	(52)
Net derivatives after deducting amounts not offset in the Consolidated Balance Sheets		$1,269	$442		$726	$56
(a)Notional or contractual amounts, which represent the extent of involvement in the derivatives market, are used to determine the contractual cash flows required in accordance with the terms of the agreement. These amounts are typically not exchanged, significantly exceed amounts subject to credit or market risk and are not reflected in the Consolidated Balance Sheets.
(b)June 30, 2022 included $9.7 billion of forward starting swaps that will become effective on their contractual start dates in 2022 and 2023.
(c)Net derivative assets are included in accrued income and other assets and net derivative liabilities are included in accrued expenses and other liabilities on the Consolidated Balance Sheets. Included in the fair value of net derivative assets and net derivative liabilities are credit valuation adjustments reflecting counterparty credit risk and credit risk of the Corporation. The fair value of net derivative assets included credit valuation adjustments for counterparty credit risk of $8 million and $9 million at June 30, 2022 and December 31, 2021, respectively.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries
Risk Management
The Corporation's derivative instruments used for managing interest rate risk include cash flow hedging strategies that convert variable-rate loans to fixed rates and fair value hedging strategies that convert fixed-rate medium- and long-term debt to variable rates. Interest and fees on loans included $25 million and $24 million of cash flow hedge income for the three-month periods ended June 30, 2022 and 2021, respectively, and $47 million and $48 million for the six-month periods ended June 30, 2022 and 2021, respectively.
The following table details the effects of fair value hedging on the Consolidated Statements of Comprehensive Income.

	Interest on Medium- and Long-Term Debt
	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2022	2021	2022	2021
Total interest on medium- and long-term debt (a)	$12	$9	$21	$18
Fair value hedging relationships:
Interest rate contracts:
Hedged items	26	26	51	51
Derivatives designated as hedging instruments	(13)	(17)	(30)	(34)
(a) Includes the effects of hedging.
    For information on accumulated net (losses) gains on cash flow hedges, refer to Note 8.
    The following table summarizes the expected weighted average remaining maturity of the notional amount of risk management interest rate swaps, the carrying amount of the related hedged items and the weighted average interest rates associated with amounts expected to be received or paid on interest rate swap agreements as of June 30, 2022 and December 31, 2021.
Cash flow swaps - receive fixed/pay floating rate on variable-rate loans

	June 30, 2022	December 31, 2021
Weighted average:
Time to maturity (in years)	4.7	2.4
Receive rate (a)	1.95%	1.84%
Pay rate (a), (b)	1.00	0.10
(a)Excludes forward starting swaps not effective as of the period shown. June 30, 2022 excluded $9.7 billion of forward starting swaps. December 31, 2021 excluded $3.0 billion of forward starting swaps.
(b)Variable rates paid on receive fixed swaps designated as cash flow hedges are based on one-month LIBOR, BSBY or Secured Overnight Financing Rate (SOFR) rates in effect at June 30, 2022 and December 31, 2021. Derivative contracts with maturity dates beyond the LIBOR cessation date will fall back to the daily SOFR with a spread adjustment.
Fair value swaps - receive fixed/pay floating rate on medium- and long-term debt

(dollar amounts in millions)	June 30, 2022	December 31, 2021
Carrying value of hedged items (a)	$2,630	$2,796
Weighted average:
Time to maturity (in years)	3.1	3.6
Receive rate	3.68%	3.68%
Pay rate (b)	2.19	1.08
(a)Included $(22) million and $145 million of cumulative hedging adjustments at June 30, 2022 and December 31, 2021, respectively, which included $4 million and $5 million, respectively, of hedging adjustment on a discontinued hedging relationship.
(b)Floating rates paid on receive fixed swaps designated as fair value hedges are based on one-month LIBOR rates in effect at June 30, 2022 and December 31, 2021. Derivative contracts with maturity dates beyond the LIBOR cessation date will fall back to the daily SOFR with a spread adjustment.
Customer-Initiated and Other
The Corporation enters into derivative transactions at the request of customers and generally takes offsetting positions with dealer counterparties to mitigate the inherent market risk. Income primarily results from the spread between the customer derivative and the offsetting dealer position.
For customer-initiated foreign exchange contracts where offsetting positions have not been taken, the Corporation manages the remaining inherent market risk through individual foreign currency position limits and aggregate value-at-risk limits. These limits are established annually and reviewed quarterly. For those customer-initiated derivative contracts which

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries
were not offset or where the Corporation holds a position within the limits described above, the Corporation recognized no net gains and losses in other noninterest income on the Consolidated Statements of Comprehensive Income for the three- and six-month periods ended June 30, 2022 and 2021, respectively.
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

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2022	2021	2022	2021
Interest rate contracts	$10	$9	$19	$24
Energy contracts	6	2	8	6
Foreign exchange contracts	13	11	24	22
Total	$29	$22	$51	$52
Credit-Related Financial Instruments
The Corporation issues off-balance sheet financial instruments in connection with commercial and consumer lending activities. The Corporation’s credit risk associated with these instruments is represented by the contractual amounts indicated in the following table.

(in millions)	June 30, 2022	December 31, 2021
Unused commitments to extend credit:
Commercial and other	$27,686	$25,910
Bankcard, revolving credit and home equity loan commitments	3,774	3,554
Total unused commitments to extend credit	$31,460	$29,464
Standby letters of credit	$3,494	$3,378
Commercial letters of credit	55	44
The Corporation maintains an allowance to cover current expected credit losses inherent in lending-related commitments, including unused commitments to extend credit, letters of credit and financial guarantees. The allowance for credit losses on lending-related commitments, included in accrued expenses and other liabilities on the Consolidated Balance Sheets, was $46 million and $30 million at June 30, 2022 and December 31, 2021, respectively.
Unused Commitments to Extend Credit
Commitments to extend credit are legally binding agreements to lend to a customer, provided there is no violation of any condition established in the contract. These commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many commitments expire without being drawn upon, the total contractual amount of commitments does not necessarily represent future cash requirements of the Corporation. Commercial and other unused commitments are primarily variable rate commitments. The allowance for credit losses on lending-related commitments included $39 million at June 30, 2022 and $27 million at December 31, 2021 for expected credit losses inherent in the Corporation’s unused commitments to extend credit.
Standby and Commercial Letters of Credit
Standby letters of credit represent conditional obligations of the Corporation which guarantee the performance of a customer to a third party. Standby letters of credit are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing and similar transactions. Commercial letters of credit are issued to finance foreign or domestic trade transactions. These contracts expire in decreasing amounts through the year 2028. The Corporation may enter into participation arrangements with third parties that effectively reduce the maximum amount of future payments which may be required under standby and commercial letters of credit. These risk participations covered $105 million and $98 million at June 30, 2022 and December 31, 2021, respectively, of the $3.5 billion and $3.4 billion of standby and commercial letters of credit outstanding at June 30, 2022 and December 31, 2021, respectively.
The carrying value of the Corporation’s standby and commercial letters of credit, included in accrued expenses and other liabilities on the Consolidated Balance Sheets, totaled $36 million at June 30, 2022, including $29 million in deferred fees and $7 million in the allowance for credit losses on lending-related commitments. At December 31, 2021, the comparable amounts were $32 million, $29 million and $3 million, respectively.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries
The following table presents a summary of criticized standby and commercial letters of credit at June 30, 2022 and December 31, 2021. The Corporation's criticized list is generally consistent with the Special Mention, Substandard and Doubtful categories defined by regulatory authorities. The Corporation manages credit risk through underwriting, periodically reviewing and approving its credit exposures using Board committee approved credit policies and guidelines.

(dollar amounts in millions)	June 30, 2022	December 31, 2021
Total criticized standby and commercial letters of credit	$30	$37
As a percentage of total outstanding standby and commercial letters of credit	0.9%	1.1%
Other Credit-Related Financial Instruments
The Corporation enters into credit risk participation agreements, under which the Corporation assumes credit exposure associated with a borrower’s performance related to certain interest rate derivative contracts. The Corporation is not a party to the interest rate derivative contracts and only enters into these credit risk participation agreements in instances in which the Corporation is also a party to the related loan participation agreements for such borrowers. The Corporation manages its credit risk on the credit risk participation agreements by monitoring the creditworthiness of the borrowers, which is based on the normal credit review process as if the Corporation had entered into the derivative instruments directly with the borrower. The notional amount of such credit risk participation agreements reflects the pro-rata share of the derivative instrument, consistent with its share of the related participated loan. The total notional amount of the credit risk participation agreements was approximately $899 million and $1.1 billion at June 30, 2022 and December 31, 2021, respectively, and the fair value was insignificant at June 30, 2022 and $1 million at December 31, 2021. The maximum estimated exposure to these agreements, as measured by projecting a maximum value of the guaranteed derivative instruments, assuming 100 percent default by all obligors on the maximum values, was insignificant at June 30, 2022 and $30 million at December 31, 2021. In the event of default, the lead bank has the ability to liquidate the assets of the borrower, in which case the lead bank would be required to return a percentage of the recouped assets to the participating banks. As of June 30, 2022, the weighted average remaining maturity of outstanding credit risk participation agreements was 4.0 years.
In 2008, the Corporation sold its remaining ownership of Visa Class B shares and entered into a derivative contract. Under the terms of the derivative contract, the Corporation will compensate the counterparty primarily for dilutive adjustments made to the conversion factor of the Visa Class B shares to Class A shares based on the ultimate outcome of litigation involving Visa. Conversely, the Corporation will be compensated by the counterparty for any increase in the conversion factor from anti-dilutive adjustments. The notional amount of the derivative contract was equivalent to approximately 780,000 Visa Class B Shares. The fair value of the derivative liability, included in accrued expenses and other liabilities on the Consolidated Balance Sheets, was $12 million and $13 million at June 30, 2022 and December 31, 2021, respectively.
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
The Corporation accounts for its interests in LIHTC entities using the proportional amortization method. Ownership interests in other tax credit entities are accounted for under either the cost or equity method. Exposure to loss as a result of the Corporation's involvement in LIHTC entities and other tax credit entities at June 30, 2022 was limited to $457 million and $18 million, respectively.
Investment balances, including all legally binding commitments to fund future investments, are included in accrued income and other assets on the Consolidated Balance Sheets. A liability is recognized in accrued expenses and other liabilities on the Consolidated Balance Sheets for all legally binding unfunded commitments to fund tax credit entities ($181 million at June 30, 2022). Amortization and other write-downs of LIHTC investments are presented on a net basis as a component of the provision for income taxes on the Consolidated Statements of Comprehensive Income, while amortization and write-downs of

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries
other tax credit investments are recorded in other noninterest income. The income tax credits and deductions are recorded as a reduction of income tax expense and a reduction of federal income taxes payable.
The Corporation provided no financial or other support that was not contractually required to any of the above VIEs during the six months ended June 30, 2022 and 2021.
The following table summarizes the impact of these tax credit entities on the Corporation’s Consolidated Statements of Comprehensive Income.

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2022	2021	2022	2021
Provision for income taxes:
Amortization of LIHTC investments	$18	$18	35	35
Low income housing tax credits	(17)	(17)	(33)	(33)
Other tax benefits related to tax credit entities	(5)	(4)	(9)	(8)
Total provision for income taxes	$(4)	$(3)	$(7)	$(6)
For further information on the Corporation’s consolidation policy, see Note 1 to the consolidated financial statements in the Corporation's 2021 Annual Report.

NOTE 7 - MEDIUM- AND LONG-TERM DEBT
Medium- and long-term debt is summarized as follows:

(in millions)	June 30, 2022	December 31, 2021
Parent company
Subordinated notes:
3.80% subordinated notes due 2026 (a)	$246	$265
Medium- and long-term notes:
3.70% notes due July 2023(a)	847	877
4.00% notes due 2029 (a)	538	594
Total medium- and long-term notes	1,385	1,471
Total parent company	1,631	1,736
Subsidiaries
Subordinated notes:
4.00% subordinated notes due 2025 (a)	341	363
7.875% subordinated notes due 2026 (a)	174	190
Total subordinated notes	515	553
Medium- and long-term notes:
2.50% notes due 2024 (a)	484	507
Total medium- and long-term notes	484	507
Total subsidiaries	999	1,060
Total medium- and long-term debt	$2,630	$2,796
(a)The fixed interest rates on these notes have been swapped to a variable rate and designated in a hedging relationship. Accordingly, carrying value has been adjusted to reflect the change in the fair value of the debt as a result of changes in the benchmark rate.
    Subordinated notes with remaining maturities greater than one year qualify as Tier 2 capital.
    Comerica Bank (the Bank), a wholly-owned subsidiary of the Corporation, is a member of the FHLB, which provides short-and long-term funding to its members through advances collateralized by real estate-related assets. Borrowing capacity is contingent on the amount of collateral available to be pledged to the FHLB. At June 30, 2022, $18.1 billion of real estate-related loans and $1.3 billion of investment securities were pledged to the FHLB as collateral with capacity for potential future borrowings of approximately $10.5 billion.
    Unamortized debt issuance costs deducted from the carrying amount of medium- and long-term debt totaled $6 million and $7 million at June 30, 2022 and December 31, 2021, respectively.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries
NOTE 8 - ACCUMULATED OTHER COMPREHENSIVE LOSS
The following table presents a reconciliation of the changes in the components of accumulated other comprehensive loss and details the components of other comprehensive loss for the six months ended June 30, 2022 and 2021, including the amount of income tax benefit allocated to each component of other comprehensive loss.

	Six Months Ended June 30,
(in millions)	2022	2021
Accumulated net unrealized (losses) gains on investment securities:
Balance at beginning of period, net of tax	$(99)	$211
Net unrealized losses arising during the period	(1,826)	(184)
Less: Benefit for income taxes	(430)	(43)
Change in net unrealized (losses) gains on investment securities, net of tax	(1,396)	(141)
Balance at end of period, net of tax	$(1,495)	$70
Accumulated net (losses) gains on cash flow hedges:
Balance at beginning of period, net of tax	$55	$155
Net cash flow hedge losses arising during the period	(408)	(16)
Less: Benefit for income taxes	(96)	(4)
Change in net cash flow hedge (losses) gains arising during the period, net of tax	(312)	(12)
Less:
Net cash flow hedge gains included in interest and fees on loans	47	48
Less: Provision for income taxes	11	11
Reclassification adjustment for net cash flow hedge gains included in net income, net of tax	36	37
Change in net cash flow hedge (losses) gains, net of tax	(348)	(49)
Balance at end of period, net of tax (a)	$(293)	$106
Accumulated defined benefit pension and other postretirement plans adjustment:
Balance at beginning of period, net of tax	$(168)	$(302)
Amounts recognized in other noninterest expenses:
Amortization of actuarial net loss	14	20
Amortization of prior service credit	(12)	(12)
Total amounts recognized in other noninterest expenses	2	8
Less: Provision for income taxes	—	2
Adjustment for amounts recognized as components of net periodic benefit credit during the period, net of tax	2	6
Change in defined benefit pension and other postretirement plans adjustment, net of tax	2	6
Balance at end of period, net of tax	$(166)	$(296)
Total accumulated other comprehensive loss at end of period, net of tax	$(1,954)	$(120)
(a)The Corporation expects to reclassify $112 million of losses, net of tax, from accumulated other comprehensive loss to earnings over the next twelve months if interest yield curves and notional amounts remain at June 30, 2022 levels.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries
NOTE 9 - NET INCOME PER COMMON SHARE
Basic and diluted net income per common share are presented in the following table.

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except per share data)	2022	2021	2022	2021
Basic and diluted
Net income	$261	$328	$450	$678
Less:
Income allocated to participating securities	1	2	2	3
Preferred stock dividends	5	5	11	11
Net income attributable to common shares	$255	$321	$437	$664
Basic average common shares	131	136	131	138
Basic net income per common share	$1.94	$2.35	$3.33	$4.81
Basic average common shares	131	136	131	138
Dilutive common stock equivalents:
Net effect of the assumed exercise of stock awards	1	2	2	2
Diluted average common shares	132	138	133	140
Diluted net income per common share	$1.92	$2.32	$3.29	$4.76
The following average shares related to outstanding options to purchase shares of common stock were not included in the computation of diluted net income per common share because the options were anti-dilutive for the period.

	Three Months Ended June 30,		Six Months Ended June 30,
(average outstanding options in thousands)	2022	2021	2022	2021
Average outstanding options	551	443	333	446
Range of exercise prices	$70.18 - $95.25	$79.01 - $95.25	$92.58 - $95.25	$70.18 - $95.25

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

Qualified Defined Benefit Pension Plan	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2022	2021	2022	2021
Service cost	$10	$9	$19	$19
Other components of net benefit credit:
Interest cost	15	15	31	30
Expected return on plan assets	(50)	(51)	(100)	(101)
Amortization of prior service credit	(3)	(4)	(7)	(9)
Amortization of net loss	5	8	10	15
Total other components of net benefit credit	(33)	(32)	(66)	(65)
Net periodic defined benefit credit	$(23)	$(23)	$(47)	$(46)

Non-Qualified Defined Benefit Pension Plan	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2022	2021	2022	2021
Service cost	$—	$1	$1	$1
Other components of net benefit cost:
Interest cost	2	1	3	3
Amortization of prior service credit	(3)	(2)	(5)	(3)
Amortization of net loss	2	2	4	5
Total other components of net benefit cost	1	1	2	5
Net periodic defined benefit cost	$1	$2	$3	$6

Postretirement Benefit Plan	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2022	2021	2022	2021
Other components of net benefit credit:
Expected return on plan assets	$(1)	$—	(1)	(1)
Net periodic defined benefit credit	$(1)	$—	$(1)	$(1)

NOTE 11 - INCOME TAXES AND TAX-RELATED ITEMS
Net unrecognized tax benefits were $19 million and $18 million at June 30, 2022 and December 31, 2021, respectively. The Corporation anticipates that it is reasonably possible that final settlement of federal and state tax issues will result in a change in net unrecognized tax benefits of $5 million within the next twelve months. Included in accrued expenses and other liabilities on the Consolidated Balance Sheets was a liability for tax-related interest and penalties of $6 million at both June 30, 2022 and December 31, 2021.
Net deferred tax assets were $566 million at June 30, 2022, compared to $9 million at December 31, 2021. The increase of $557 million in net deferred tax assets resulted primarily from increases to deferred tax assets related to net unrealized losses on investment securities available-for-sale and hedging gains and losses. Included in deferred tax assets at both June 30, 2022 and December 31, 2021 were $3 million of state net operating loss (NOL) carryforwards and $3 million of federal foreign tax carryforwards. State net operating loss carryforwards expire between 2022 and 2031 and federal foreign tax credit carryforwards expire between 2028 and 2030. The Corporation believes that it is more likely than not that the benefit from federal foreign tax credits and certain state NOL carryforwards will not be realized and, accordingly, maintains a federal valuation allowance of $3 million and a state valuation allowance of $2 million at both June 30, 2022 and December 31, 2021. The determination regarding valuation allowance was based on evidence of loss carryback capacity, projected future reversals of existing taxable temporary differences to absorb the deferred tax assets and assumptions made regarding future events.

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
For matters where a loss is not probable, the Corporation has not established an accrual. The Corporation believes the estimate of the aggregate range of reasonably possible losses, in excess of established accruals, for all legal proceedings and regulatory matters in which it is involved is from zero to approximately $59 million at June 30, 2022. This estimated aggregate range of reasonably possible losses is based upon currently available information for those legal proceedings and regulatory matters in which the Corporation is involved, taking into account the Corporation’s best estimate of such losses for those legal cases and regulatory matters for which such estimate can be made. For certain legal cases and regulatory matters, the Corporation does not believe that an estimate can currently be made. The Corporation’s estimate involves significant judgment, given the varying stages of the legal proceedings and regulatory matters (including the fact many are currently in preliminary stages), the existence in certain legal proceedings of multiple defendants (including the Corporation) whose share of liability has yet to be determined, the numerous yet-unresolved issues in many of the legal proceedings and regulatory matters (including issues regarding class certification and the scope of many of the claims) and the attendant uncertainty of the various potential outcomes of such legal proceedings and regulatory matters. Accordingly, the Corporation’s estimate will change from time to time, and actual losses may be more or less than the current estimate.
In the event of unexpected future developments, it is possible the ultimate resolution of these matters, if unfavorable, may be material to the Corporation's consolidated financial condition, results of operations or cash flows.
For information regarding income tax contingencies, refer to Note 11.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries
NOTE 13 - STRATEGIC LINES OF BUSINESS
The Corporation has strategically aligned its operations into three major business segments: the Commercial Bank, the Retail Bank and Wealth Management. These business segments are differentiated based on the type of customer and the related products and services provided. In addition to the three major business segments, the Finance Division is also reported as a segment. Business segment results are produced by the Corporation’s internal management accounting system. This system measures financial results based on the internal business unit structure of the Corporation. The performance of the business segments is not comparable with the Corporation's consolidated results and is not necessarily comparable with similar information for any other financial institution. Additionally, because of the interrelationships of the various segments, the information presented is not indicative of how the segments would perform if they operated as independent entities. The management accounting system assigns balance sheet and income statement items to each business segment using certain methodologies, which are regularly reviewed and refined. From time to time, the Corporation may make reclassifications among the segments to more appropriately reflect management's current view of the segments, and methodologies may be modified as the management accounting system is enhanced and changes occur in the organizational structure and/or product lines. For comparability purposes, amounts in all periods are based on business unit structure and methodologies in effect at June 30, 2022.
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

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries
Business segment financial results are as follows:

	Commercial Bank	Retail Bank	Wealth Management	Finance	Other	Total
(dollar amounts in millions)
Three Months Ended June 30, 2022
Earnings summary:
Net interest income (expense)	$399	$147	$47	$(33)	$1	$561
Provision for credit losses	8	(2)	4	—	—	10
Noninterest income	160	32	77	12	(13)	268
Noninterest expenses	237	173	89	—	(17)	482
Provision (benefit) for income taxes	70	2	7	(7)	4	76
Net income (loss)	$244	$6	$24	$(14)	$1	$261
Net credit-related charge-offs (recoveries)	$2	$(1)	$(1)	$—	$—	$—
Selected average balances:
Assets	$47,451	$2,769	$4,963	$21,071	$12,556	$88,810
Loans	43,171	2,015	4,832	—	9	50,027
Deposits	43,744	27,145	5,966	520	214	77,589
Statistical data:
Return on average assets (a)	2.00%	0.09%	1.52%	n/m	n/m	1.18%
Efficiency ratio (b)	42.38	95.87	71.82	n/m	n/m	58.03
Three Months Ended June 30, 2021
Earnings summary:
Net interest income (expense)	$402	$145	$43	$(127)	$2	$465
Provision for credit losses	(123)	(7)	(4)	—	(1)	(135)
Noninterest income	167	30	71	9	7	284
Noninterest expenses	204	173	77	1	8	463
Provision (benefit) for income taxes	111	1	9	(26)	(2)	93
Net income (loss)	$377	$8	$32	$(93)	$4	$328
Net credit-related (recoveries) charge-offs	$(12)	$1	$—	$—	$—	$(11)
Selected average balances:
Assets	$44,283	$3,395	$5,063	$17,461	$17,658	$87,860
Loans	42,350	2,533	4,936	—	9	49,828
Deposits	43,682	25,573	5,103	944	218	75,520
Statistical data:
Return on average assets (a)	3.21%	0.12%	2.40%	n/m	n/m	1.50%
Efficiency ratio (b)	35.99	98.06	66.85	n/m	n/m	61.72
(a)Return on average assets is calculated based on the greater of average assets or average liabilities and attributed equity.
(b)Noninterest expenses as a percentage of the sum of net interest income and noninterest income excluding a derivative contract tied to the conversion rate of Visa Class B shares and changes in the value of shares obtained through monetization of warrants.
n/m – not meaningful

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

(dollar amounts in millions)	Commercial Bank	Retail Bank	Wealth Management	Finance	Other	Total
Six Months Ended June 30, 2022
Earnings summary:
Net interest income (expense)	$755	$277	$83	$(97)	$(1)	$1,017
Provision for credit losses	(15)	5	6	—	3	(1)
Noninterest income	292	60	149	30	(19)	512
Noninterest expenses	471	337	172	—	(25)	955
Provision (benefit) for income taxes	135	(2)	13	(19)	(2)	125
Net income (loss)	$456	$(3)	$41	$(48)	$4	$450
Net credit-related charge-offs (recoveries)	$11	$(1)	$(2)	$—	$—	$8
Selected average balances:
Assets	$46,173	$2,788	$4,911	$20,158	$15,944	$89,974
Loans	42,364	2,014	4,773	—	4	49,155
Deposits	44,886	27,004	5,636	599	217	78,342
Statistical data:
Return on average assets (a)	1.85%	(0.02)%	1.38%	n/m	n/m	1.01%
Efficiency ratio (b)	44.69	99.59	74.14	n/m	n/m	62.11
Six Months Ended June 30, 2021
Earnings summary:
Net interest income (expense)	$784	$278	$85	$(244)	$5	$908
Provision for credit losses	(300)	(1)	(16)	—	—	(317)
Noninterest income	326	58	138	21	11	554
Noninterest expenses	419	322	153	1	15	910
Provision (benefit) for income taxes	224	1	19	(51)	(2)	191
Net income (loss)	$767	$14	$67	$(173)	$3	$678
Net credit-related (recoveries) charge-offs	$(10)	$2	$—	$—	$—	$(8)
Selected average balances:
Assets	$44,365	$3,428	$5,112	$17,212	$16,101	$86,218
Loans	42,625	2,576	4,998	—	7	50,206
Deposits	42,399	24,951	4,965	964	188	73,467
Statistical data:
Return on average assets (a)	3.38%	0.11%	2.55%	n/m	n/m	1.59%
Efficiency ratio (b)	37.78	95.00	68.31	n/m	n/m	62.12
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

	Commercial Bank	Retail Bank	Wealth Management	Finance & Other	Total
(in millions)
Three Months Ended June 30, 2022
Revenue from contracts with customers:
Card fees	$57	$11	$1	$—	$69
Fiduciary income	—	—	62	—	62
Service charges on deposit accounts	34	14	2	—	50
Commercial loan servicing fees (a)	5	—	—	—	5
Brokerage fees	—	—	4	—	4
Other noninterest income (b)	3	5	6	—	14
Total revenue from contracts with customers	99	30	75	—	204
Other sources of noninterest income	61	2	2	(1)	64
Total noninterest income	$160	$32	$77	$(1)	$268
Three Months Ended June 30, 2021
Revenue from contracts with customers:
Card fees	$72	$11	$1	$—	$84
Fiduciary income	—	—	60	—	60
Service charges on deposit accounts	33	13	1	—	47
Commercial loan servicing fees (a)	6	—	—	—	6
Brokerage fees	—	—	4	—	4
Other noninterest income (b)	4	3	4	—	11
Total revenue from contracts with customers	115	27	70	—	212
Other sources of noninterest income	52	3	1	16	72
Total noninterest income	$167	$30	$71	$16	$284
Six Months Ended June 30, 2022
Revenue from contracts with customers:
Card fees	$115	$21	$2	$—	$138
Fiduciary income	—	—	120	—	120
Service charges on deposit accounts	67	28	3	—	98
Commercial loan servicing fees (a)	9	—	—	—	9
Brokerage fees	—	—	8	—	8
Other noninterest income (b)	4	10	11	—	25
Total revenue from contracts with customers	195	59	144	—	398
Other sources of noninterest income	97	1	5	11	114
Total noninterest income	$292	$60	$149	$11	$512
Six Months Ended June 30, 2021
Revenue from contracts with customers:
Card fees	$132	$21	$2	$—	$155
Fiduciary income	—	—	113	—	113
Service charges on deposit accounts	67	26	2	—	95
Commercial loan servicing fees (a)	10	—	—	—	10
Brokerage fees	—	—	8	—	8
Other noninterest income (b)	9	7	9	—	25
Total revenue from contracts with customers	218	54	134	—	406
Other sources of noninterest income	108	4	4	32	148
Total noninterest income	$326	$58	$138	$32	$554
(a)Included in commercial lending fees on the Consolidated Statements of Comprehensive Income.
(b)Excludes derivative, warrant and other miscellaneous income.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries
    Adjustments to revenue during the three- and six-month periods ended June 30, 2022 and 2021 for refunds or credits relating to prior periods were not significant.
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

RESULTS OF OPERATIONS
In accordance with Item 303(c) of Regulation S-K, the Corporation is providing a comparison of the quarter ended June 30, 2022 against the preceding sequential quarter. The Corporation believes providing a sequential discussion of its results of operations provides more relevant information for investors and stakeholders to understand and analyze the business. For additional information related to the three months ended June 30, 2021, please refer to our Quarterly Report on Form 10-Q dated June 30, 2021, filed with the Securities and Exchange Commission on July 29, 2021.
Three Months Ended June 30, 2022 Compared to Three Months Ended March 31, 2022
Net income for the three months ended June 30, 2022 was $261 million, compared to $189 million for the three months ended March 31, 2022. The $72 million increase in net income was driven by higher net interest income and noninterest income, partially offset by increases in provision for credit losses and noninterest expenses. The provision for income taxes increased $27 million to $76 million due mostly to higher pre-tax income. Net income per diluted common share was $1.92 and $1.37 for the three months ended June 30, 2022 and March 31, 2022, respectively, an increase of $0.55 per diluted common share.

Analysis of Net Interest Income

	Three Months Ended
	June 30, 2022			March 31, 2022
(dollar amounts in millions)	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Commercial loans (a) (b)	$29,918	$282	3.77%	$28,275	$232	3.34%
Real estate construction loans	2,332	24	4.05	2,659	24	3.62
Commercial mortgage loans	11,947	99	3.33	11,647	84	2.92
Lease financing	642	4	3.01	635	5	2.89
International loans	1,303	12	3.66	1,220	9	3.09
Residential mortgage loans	1,773	14	3.16	1,785	11	2.51
Consumer loans	2,112	19	3.64	2,052	18	3.47
Total loans (c)	50,027	454	3.64	48,273	383	3.22
Mortgage-backed securities (d)	16,218	93	2.07	14,413	70	1.88
U.S. Treasury securities (e)	2,811	7	0.98	2,914	7	1.00
Total investment securities	19,029	100	1.92	17,327	77	1.74
Interest-bearing deposits with banks	10,861	23	0.85	17,781	9	0.19
Other short-term investments	176	—	0.66	189	—	0.19
Total earning assets	80,093	577	2.83	83,570	469	2.26
Cash and due from banks	1,421			1,446
Allowance for loan losses	(555)			(581)
Accrued income and other assets	7,851			6,715
Total assets	$88,810			$91,150
Money market and interest-bearing checking deposits	$29,513	3	0.05	$30,506	3	0.04
Savings deposits	3,330	—	0.02	3,213	—	0.01
Customer certificates of deposit	1,774	1	0.18	1,921	1	0.19
Other time deposits	1	—	0.30	—	—	—
Foreign office time deposits	53	—	0.54	44	—	0.11
Total interest-bearing deposits	34,671	4	0.05	35,684	4	0.05
Short-term borrowings	5	—	0.64	1	—	0.13
Medium- and long-term debt	2,656	12	1.85	2,767	9	1.27
Total interest-bearing sources	37,332	16	0.19	38,452	13	0.14
Noninterest-bearing deposits	42,918			43,419
Accrued expenses and other liabilities	2,035			1,541
Shareholders’ equity	6,525			7,738
Total liabilities and shareholders’ equity	$88,810			$91,150
Net interest income/rate spread		$561	2.64		$456	2.12
Impact of net noninterest-bearing sources of funds			0.10			0.07
Net interest margin (as a percentage of average earning assets)			2.74%			2.19%
(a)Interest income on commercial loans included $25 million and $22 million of business loan swap income for the three months ended June 30, 2022 and March 31, 2022, respectively.
(b)Included Paycheck Protection Program (PPP) loans with average balances of $149 million and $335 million, interest income of $4 million and $5 million and average yields of 9.63% and 6.54% for the three months ended June 30, 2022 and March 31, 2022, respectively.
(c)Nonaccrual loans are included in average balances reported and in the calculation of average rates.
(d)Average balances included $(1.7) billion and $(562) million of unrealized gains and losses for the three months ended June 30, 2022 and March 31, 2022, respectively; yields calculated gross of these unrealized gains and losses.
(e)Average balances included $(118) million and $(57) million of unrealized gains and losses for the three months ended June 30, 2022 and March 31, 2022, respectively; yields calculated gross of these unrealized gains and losses.

Rate/Volume Analysis

	Three Months Ended
	June 30, 2022/March 31, 2022
(in millions)	Increase Due to Rate	Increase (Decrease) Due to Volume (a)	Net Increase
Interest Income:
Loans	$56	$15	$71
Investment securities	4	19	23
Interest-bearing deposits with banks	29	(15)	14
Total interest income	89	19	108
Interest Expense:
Medium- and long-term debt	3	—	3
Total interest expense	3	—	3
Net interest income	$86	$19	$105
(a)Impact of additional days reflected as part of rate impact, rate/volume variances are allocated to variances due to volume.
Net interest income was $561 million for the three months ended June 30, 2022, an increase of $105 million compared to $456 million for the three months ended March 31, 2022. The increase in net interest income was driven by higher short-term rates and growth in loans and investment securities. Net interest margin was 2.74 percent for the three months ended June 30, 2022, an increase of 55 basis points from 2.19 percent for the three months ended March 31, 2022, primarily driven by higher short-term rates and a decrease of $6.9 billion in lower-yielding deposits with the Federal Reserve.
Average earning assets decreased $3.5 billion, due to the decrease in deposits with the Federal Reserve, partially offset by increases of $1.8 billion in loans and $1.7 billion in investment securities. A decrease in interest-bearing deposits drove a $1.1 billion decrease in average interest-bearing funding sources.
For further discussion of the effects of market rates on net interest income, refer to the "Market and Liquidity Risk" section of this financial review.
Provision for Credit Losses
    The provision for credit losses, which includes the provision for loan losses and the provision for credit losses on lending-related commitments, was an expense of $10 million for the three months ended June 30, 2022, compared to a benefit of $11 million for the three months ended March 31, 2022, reflecting loan growth, strong credit metrics and an uncertain economic environment. There were no net loan charge-offs for the three months ended June 30, 2022, compared to $8 million for the three months ended March 31, 2022. Increases in Energy and general Middle Market net recoveries were partially offset by an increase in Technology and Life Sciences net charge-offs. Provision for credit losses on lending-related commitments decreased $14 million compared to the three months ended March 31, 2022.
    An analysis of the allowance for credit losses and a summary of nonperforming assets are presented under the "Credit Risk" subheading in the "Risk Management" section of this financial review.

Noninterest Income

	Three Months Ended
(in millions)	June 30, 2022	March 31, 2022
Card fees	$69	$69
Fiduciary income	62	58
Service charges on deposit accounts	50	48
Commercial lending fees	30	22
Derivative income	29	22
Bank-owned life insurance	12	13
Letter of credit fees	9	9
Brokerage fees	4	4
Other noninterest income (a)	3	(1)
Total noninterest income	$268	$244
(a)The table below provides further details on certain categories included in other noninterest income.
    Noninterest income increased $24 million to $268 million for the three months ended June 30, 2022, reflecting increases in commercial lending fees (mostly syndication agent activity), derivative income and fiduciary income. The increase in derivative income was due to favorable credit valuation adjustments and increased customer activity, while the increase in fiduciary income was driven by higher institutional trust revenue and seasonal items impacting personal trust fees. The increase in other noninterest income was due to higher principal investing and warrant-related income from market-driven valuation adjustments and increased gains on monetization, partially offset by a decrease in deferred compensation asset returns (offset in noninterest expenses).
    The following table presents certain categories included in other noninterest income on the Consolidated Statements of Comprehensive Income.

	Three Months Ended
(in millions)	June 30, 2022	March 31, 2022
Securities trading income	$2	$3
Principal investing and warrant-related income	2	(6)
Investment banking fees	1	1
Deferred compensation asset returns (a)	(14)	(7)
All other noninterest income	12	8
Other noninterest income	$3	$(1)
(a)    Compensation deferred by the Corporation's officers and directors is invested based on investment selections of the officers and directors. Income earned on these assets is reported in other noninterest income and the offsetting change in deferred compensation plan liabilities is reported in salaries and benefits expense.

Noninterest Expenses

	Three Months Ended
(in millions)	June 30, 2022	March 31, 2022
Salaries and benefits expense	$294	$289
Outside processing fee expense	62	62
Software expense	41	39
Occupancy expense	40	38
Equipment expense	13	11
Advertising expense	8	7
FDIC insurance expense	8	8
Other noninterest expenses	16	19
Total noninterest expenses	$482	$473
Noninterest expenses increased $9 million to $482 million, primarily reflecting increases in certain technology-related costs, salaries and benefits expense, litigation-related expense and occupancy expense, partially offset by a decrease in operational losses and a refund received in the second quarter related to a favorable state tax ruling (included in other noninterest expenses). Technology-related costs included consulting fees, software expense and equipment expense. Salaries and benefits expense included increases in performance-based compensation, contract labor, staff insurance and merit increases, partially offset by a decline in deferred compensation expense (offset in other noninterest income) as well as a net decrease in seasonal items. The net decrease in seasonal items included declines in annual stock-based compensation and payroll taxes, partially offset by higher 401K expense and additional salary expense from one additional day in the second quarter. The second quarter of 2022 included $7 million of expenses for asset impairments and consulting fees (reported in other noninterest expenses) as well as severance costs and contract labor (reported in salaries and benefits) for certain modernization initiatives related to transformation of the retail banking delivery model, alignment of corporate facilities and optimization of technology platform, compared to $6 million recorded in the first quarter 2022.
Six Months Ended June 30, 2022 Compared to Six Months Ended June 30, 2021
Net income decreased $228 million to $450 million for the six months ended June 30, 2022, compared to $678 million for the six months ended June 30, 2021. The decrease was driven by a $316 million increase in the provision for credit losses resulting from an elevated benefit recorded in first half of 2021 as the U.S. economy recovered from the COVID-19 pandemic, partially offset by an increase in net interest income. Net income was also impacted by lower noninterest income and higher noninterest expenses. The provision for income taxes decreased $66 million to $125 million for the six months ended June 30, 2022, compared to $191 million for the same period in 2021, driven by lower pre-tax income. Net income per diluted common share decreased $1.47 to $3.29 for the six months ended June 30, 2022, compared to $4.76 for the six months ended June 30, 2021.

Analysis of Net Interest Income

	Six Months Ended
	June 30, 2022			June 30, 2021
(dollar amounts in millions)	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Commercial loans (a) (b)	$29,101	$514	3.56%	$30,502	$507	3.36%
Real estate construction loans	2,494	48	3.82	4,164	69	3.34
Commercial mortgage loans	11,798	183	3.13	10,022	142	2.86
Lease financing (c)	639	9	2.95	585	(8)	(2.87)
International loans	1,262	21	3.38	999	16	3.19
Residential mortgage loans	1,779	25	2.83	1,813	28	3.11
Consumer loans	2,082	37	3.55	2,121	36	3.39
Total loans (d)	49,155	837	3.43	50,206	790	3.17
Mortgage-backed securities (e)	15,321	163	1.99	10,657	105	1.98
U.S. Treasury securities (f)	2,862	14	0.99	4,493	34	1.56
Total investment securities	18,183	177	1.83	15,150	139	1.86
Interest-bearing deposits with banks	14,302	32	0.44	14,507	9	0.11
Other short-term investments	182	—	0.42	173	—	0.24
Total earning assets	81,822	1,046	2.54	80,036	938	2.36
Cash and due from banks	1,434			976
Allowance for loan losses	(568)			(835)
Accrued income and other assets	7,286			6,041
Total assets	$89,974			$86,218
Money market and interest-bearing checking deposits	$30,008	6	0.05	$29,505	10	0.07
Savings deposits	3,272	—	0.02	2,911	—	0.02
Customer certificates of deposit	1,847	2	0.18	2,141	2	0.23
Foreign office time deposits	48	—	0.34	52	—	0.09
Total interest-bearing deposits	35,175	8	0.05	34,609	12	0.07
Short-term borrowings	3	—	0.56	2	—	0.05
Medium- and long-term debt	2,711	21	1.55	3,232	18	1.07
Total interest-bearing sources	37,889	29	0.16	37,843	30	0.15
Noninterest-bearing deposits	43,167			38,858
Accrued expenses and other liabilities	1,790			1,469
Shareholders’ equity	7,128			8,048
Total liabilities and shareholders’ equity	$89,974			$86,218
Net interest income/rate spread		$1,017	2.38		$908	2.21
Impact of net noninterest-bearing sources of funds			0.09			0.08
Net interest margin (as a percentage of average earning assets)			2.47%			2.29%
(a)Interest income on commercial loans included $47 million and $48 million of business loan swap income for the six months ended June 30, 2022 and 2021, respectively.
(b)Included PPP loans with average balances of $242 million and $3.5 billion, interest income of $9 million and $62 million and average yields of 7.50% and 3.57% for the six months ended June 30, 2022 and 2021, respectively.
(c)The six months ended June 30, 2021 included residual value adjustments totaling $17 million, which impacted the average yield on loans by 7 basis points.
(d)Nonaccrual loans are included in average balances reported and in the calculation of average rates.
(e)Average balances included $(1.1) billion and $124 million of unrealized gains and losses for the six months ended June 30, 2022 and 2021, respectively; yields calculated gross of these unrealized gains and losses.
(f)Average balances included $(88) million and $45 million of unrealized gains and losses for the six months ended June 30, 2022 and 2021, respectively; yields calculated gross of these unrealized gains and losses.

Rate/Volume Analysis

	Six Months Ended
	June 30, 2022/June 30, 2021
(in millions)	Increase (Decrease) Due to Rate	(Decrease) Increase Due to Volume (a)	Net Increase (Decrease)
Interest Income:
Loans	$68	$(21)	$47
Investment securities	(17)	55	38
Interest-bearing deposits with banks	23	—	23
Total interest income	74	34	108
Interest Expense:
Interest-bearing deposits	(4)	—	(4)
Medium- and long-term debt	3	—	3
Total interest expense	(1)	—	(1)
Net interest income	$75	$34	$109
(a)Impact of additional days reflected as part of rate impact, rate/volume variances are allocated to variances due to volume.
Net interest income was $1.0 billion for the six months ended June 30, 2022, an increase of $109 million compared to the six months ended June 30, 2021. The increase in net interest income reflected higher short-term rates and growth in earning assets, partially offset by the net impact of PPP loans and reinvestment in lower-yielding securities. Net interest margin was 2.47 percent for the six months ended June 30, 2022, an increase of 18 basis points compared to 2.29 percent for the comparable period in 2021. The increase in net interest margin was primarily driven by higher short-term rates.
Average earning assets increased $1.8 billion, due to an increase of $3.0 billion in investment securities, partially offset by a $1.1 billion decrease in loans. Average interest-bearing funding sources increased $46 million, reflecting a $566 million increase in interest-bearing deposits, which was partially offset by a $521 million decrease in medium- and long-term debt.
For further discussion of the effects of market rates on net interest income, refer to the "Market and Liquidity Risk" section of this financial review.
Provision for Credit Losses
The provision for credit losses was a benefit of $1 million for the six months ended June 30, 2022, compared to a benefit of $317 million for the six months ended June 30, 2021, which primarily reflected an elevated benefit recorded in the first half of 2021 as the U.S. economy began to recover from the COVID-19 pandemic. Net loan charge-offs increased $16 million to $8 million for the six months ended June 30, 2022, compared to net recoveries of $8 million for the six months ended June 30, 2021, largely driven by increases of $18 million in Energy and $8 million in Technology and Life Sciences, partially offset by a decrease of $6 million in Corporate Banking. Provision for credit losses on lending-related commitments increased $29 million to $16 million for the six months ended June 30, 2022.
An analysis of the allowance for credit losses and nonperforming assets is presented under the "Credit Risk" subheading in the "Risk Management" section of this financial review.

Noninterest Income

	Six Months Ended June 30,
(in millions)	2022	2021
Card fees	$138	$155
Fiduciary income	120	113
Service charges on deposit accounts	98	95
Commercial lending fees	52	45
Derivative income	51	52
Bank-owned life insurance	25	20
Letter of credit fees	18	20
Brokerage fees	8	8
Other noninterest income (a)	2	46
Total noninterest income	$512	$554
(a)The table below provides further details on certain categories included in other noninterest income.
    Noninterest income decreased $42 million to $512 million, driven by a decrease in card fees, partially offset by increases in fiduciary income and syndication agent fees (a component of commercial lending fees). The decrease in card fees reflected elevated activity from stimulus payments during the first half of 2021, while the increase in fiduciary income was driven by higher personal trust fees. The decrease in other noninterest income was driven by declines in deferred compensation asset returns (offset in noninterest expense) and warrant-related income mostly due to elevated gains on monetization in the 2021 period.
    The following table presents certain categories included in other noninterest income on the Consolidated Statements of Comprehensive Income.

	Six Months Ended June 30,
(in millions)	2022	2021
Securities trading income	$5	$3
Investment banking fees	2	6
Principal investing and warrant-related income (a)	(4)	9
Deferred compensation asset returns (b)	(21)	9
All other noninterest income	20	19
Other noninterest income	$2	$46
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

Noninterest Expenses

	Six Months Ended June 30,
(in millions)	2022	2021
Salaries and benefits expense	$583	$559
Outside processing fee expense	124	135
Software expense	80	77
Occupancy expense	78	77
Equipment expense	24	25
Advertising expense	15	15
FDIC insurance expense	16	13
Other noninterest expenses	35	9
Total noninterest expenses	$955	$910
Noninterest expenses increased $45 million to $955 million, due to increases in salaries and benefits expense, operational losses and consulting fees, partially offset by a decrease in outside processing fee expense. The increase in salaries and benefits expense was driven by higher performance-related compensation, the impact of annual merit increases, severance payments and technology-related contract labor, partially offset by lower deferred compensation expense (offset in other noninterest income). The decrease in outside processing fee expense was driven by lower volumes of government card transactions (tied to card fee revenue). The six months ended June 30, 2022 included $13 million for asset impairments and consulting fees (reported in other noninterest expenses) as well as severance costs and contract labor (reported in salaries and benefits) for certain modernization initiatives related to transformation of the retail banking delivery model, alignment of corporate facilities and optimization of technology platform.

STRATEGIC LINES OF BUSINESS
The Corporation has strategically aligned its operations into three major business segments: the Commercial Bank, the Retail Bank and Wealth Management. These business segments are differentiated based on the type of customer and the related products and services provided. In addition to the three major business segments, the Finance Division is also reported as a segment. The Other category includes items not directly associated with the business segments or the Finance segment. The performance of the business segments is not comparable with the Corporation's consolidated results and is not necessarily comparable with similar information for any other financial institution. Additionally, because of the interrelationships of the various segments, the information presented is not indicative of how the segments would perform if they operated as independent entities. Note 13 to the consolidated financial statements describes the business activities of each business segment and presents financial results of the business segments for the three- and six-month periods ended June 30, 2022 and 2021.
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
Business Segments
The following sections present a summary of the performance of each of the Corporation's business segments for the six months ended June 30, 2022 compared to the same period in the prior year.
Commercial Bank

	Six Months Ended June 30,			Percent Change
(dollar amounts in millions)	2022	2021	Change
Earnings summary:
Net interest income	$755	$784	$(29)	(4)%
Provision for credit losses	(15)	(300)	285	(95)
Noninterest income	292	326	(34)	(10)
Noninterest expenses	471	419	52	12
Provision for income taxes	135	224	(89)	(40)
Net income	$456	$767	$(311)	(41)%
Net credit-related charge-offs (recoveries)	$11	$(10)	$21	n/m

Selected average balances:
Loans (a)	$42,364	$42,625	$(261)	(1)%
Deposits	44,886	42,399	2,487	6
(a)Included PPP loans with average balances of $171 million and $2.7 billion for the six months ended June 30, 2022 and 2021, respectively.
n/m - not meaningful
Average loans decreased $261 million, driven by a $2.5 billion decline in PPP loans. Excluding the impact of PPP loans, average loans increased $2.3 billion. Average deposits increased $2.5 billion, reflecting an increase in noninterest-bearing deposits, partially offset by a decline in interest-bearing deposits. The Commercial Bank's net income decreased $311 million. Net interest income decreased $29 million due to an increase in allocated net FTP charges and the net impact of PPP loans, partially offset by an increase in loan income. The provision for credit losses increased $285 million, reflecting increases in Energy, general Middle Market, Commercial Real Estate, Business Banking and Technology and Life Sciences. Net credit-related charge-offs increased $21 million to $11 million, primarily due to increases in Energy and Technology and Life

Sciences, partially offset by net recoveries in Corporate Banking and Business Banking. Noninterest income decreased $34 million, driven by a decrease in card fees due to higher activity in 2021 from stimulus payments, as well as lower principal investing and warrant-related income, derivative income and investment banking fees, partially offset by an increase in commercial lending fees. Noninterest expenses increased $52 million, primarily reflecting increases in corporate overhead, salaries and benefits expense, litigation-related expenses and operational losses, partially offset by a decrease in outside processing fee expense.
Retail Bank

	Six Months Ended June 30,			Percent Change
(dollar amounts in millions)	2022	2021	Change
Earnings summary:
Net interest income	$277	$278	$(1)	—%
Provision for credit losses	5	(1)	6	n/m
Noninterest income	60	58	2	3
Noninterest expenses	337	322	15	5
(Benefit) provision for income taxes	(2)	1	(3)	n/m
Net (loss) income	$(3)	$14	$(17)	n/m
Net credit-related (recoveries) charge-offs	$(1)	$2	$(3)	n/m

Selected average balances:
Loans (a)	$2,014	$2,576	$(562)	(22%)
Deposits	27,004	24,951	2,053	8
(a)Included PPP loans with average balances of $49 million and $625 million for the six months ended June 30, 2022 and 2021, respectively.
n/m - not meaningful
Average loans decreased $562 million due to a $576 million decline in PPP loans. Average deposits increased $2.1 billion, reflecting increases in all deposit categories with the exception of time deposits. The Retail Bank's net income decreased $17 million to a net loss of $3 million, including a $6 million increase in the provision for credit losses. Net interest income and noninterest income were relatively stable, while noninterest expenses increased $15 million, primarily due to increases in corporate overhead and operational losses, partially offset by a decrease in litigation-related expenses.
Wealth Management

	Six Months Ended June 30,			Percent Change
(dollar amounts in millions)	2022	2021	Change
Earnings summary:
Net interest income	$83	$85	$(2)	(2)%
Provision for credit losses	6	(16)	22	n/m
Noninterest income	149	138	11	8
Noninterest expenses	172	153	19	13
Provision for income taxes	13	19	(6)	(34)
Net income	$41	$67	$(26)	(39)
Net credit-related recoveries	$(2)	$—	$(2)	n/m

Selected average balances:
Loans (a)	$4,773	$4,998	$(225)	(4)%
Deposits	5,636	4,965	671	14
(a)Included PPP loans with average balances of $22 million and $188 million for the six months ended June 30, 2022 and 2021, respectively.
n/m - not meaningful
    Average loans decreased $225 million to $4.8 billion, while average deposits increased $671 million, reflecting increases in all deposit categories with the exception of savings deposits. Wealth Management's net income decreased $26 million to $41 million. Net interest income decreased $2 million, while provision for credit losses increased $22 million to an expense of $6 million due to an increase in Private Banking. Noninterest income increased $11 million due to increases in fiduciary income and securities trading income. Noninterest expenses increased $19 million, primarily reflecting increases in salaries and benefits expense and corporate overhead.

Finance & Other

	Six Months Ended June 30,			Percent Change
(dollar amounts in millions)	2022	2021	Change
Earnings summary:
Net interest expense	$(98)	$(239)	$141	(59)%
Provision for credit losses	3	—	3	n/m
Noninterest income	11	32	(21)	(68)
Noninterest expenses	(25)	16	(41)	n/m
Benefit for income taxes	(21)	(53)	32	(61)
Net loss	$(44)	$(170)	$126	(75)%

Selected average balances:
Loans	$4	$7	$(3)	(45%)
Deposits	816	1,152	(336)	(29)
n/m - not meaningful
Average deposits, which primarily consist of brokered and reciprocal deposits, decreased $336 million. Net loss for the Finance and Other category decreased $126 million to $44 million. Net interest expense decreased $141 million to $98 million, primarily reflecting an increase in net FTP revenue as a result of higher rates charged to the business segments under the Corporation's internal FTP methodology. Noninterest income decreased $21 million to $11 million, driven by a decrease in securities trading income, partially offset by increases in bank-owned life insurance and derivative income. Noninterest expenses decreased $41 million, primarily reflecting an increase in corporate overhead allocated to other lines of business.
The following table lists the Corporation's banking centers by geographic market.

	June 30,
	2022	2021
Michigan	188	188
Texas	124	123
California	95	95
Other Markets	26	25
Total	433	431

FINANCIAL CONDITION
Second Quarter 2022 Compared to Fourth Quarter 2021
Period-End Balances
Total assets decreased $7.7 billion to $86.9 billion driven by a $15.5 billion decrease in interest-bearing deposits with banks (primarily deposits with the Federal Reserve Bank) which declined from the elevated levels seen at December 31, 2021 and was partially offset by increases of $3.8 billion in investment securities due to deployment of excess liquidity and $2.2 billion in loans. The increase in loans included growth of $735 million in general Middle Market, $654 million in National Dealer Services and $525 million in Corporate Banking, partially offset by a $548 million decrease in Mortgage Banker Finance.
Total liabilities decreased $6.3 billion to $80.5 billion, reflecting decreases of $3.5 billion and $3.1 billion in noninterest-bearing and interest-bearing deposits, respectively. Commercial Bank and Retail Bank deposits declined, partially offset by an increase in Wealth Management deposits, reflecting strategic deposit management as well as customers utilizing balances to fund business activities. Total shareholders' equity decreased $1.5 billion, primarily due to the net impact of valuation changes in investment securities.
Average Balances
Total assets decreased $7.9 billion to $88.8 billion driven by a $14.4 billion decrease in interest-bearing deposits with banks, which was partially offset by increases of $2.4 billion in investment securities and $2.2 billion in loans. The following table provides information about the change in the Corporation's average loan portfolio by loan type.

	Three Months Ended			Percent Change
(dollar amounts in millions)	June 30, 2022	December 31, 2021	Change
Commercial loans (a)	$29,918	$27,925	$1,993	7%
Real estate construction loans	2,332	2,968	(636)	(21)
Commercial mortgage loans	11,947	11,212	735	7
Lease financing	642	634	8	1
International loans	1,303	1,177	126	11
Residential mortgage loans	1,773	1,810	(37)	(2)
Consumer loans	2,112	2,099	13	1
Total loans	$50,027	$47,825	$2,202	5%
(a)Included PPP loans of $149 million and $689 million for the three months ended June 30, 2022 and December 31, 2021, respectively.
The $2.2 billion increase in loans, which included a $540 million decline in PPP loans, was primarily driven by increases of $818 million in general Middle Market, $748 million in Corporate Banking, $661 million in Equity Fund Services and $600 million in National Dealer Services, which was partially offset by a $725 million decrease in Mortgage Banker Finance.
Total liabilities decreased $6.6 billion to $82.3 billion, primarily reflecting decreases of $3.9 billion and $3.1 billion in interest-bearing and noninterest-bearing deposits, respectively. Commercial Bank deposits declined while deposits increased in Retail Bank and Wealth Management. Total shareholders' equity decreased $1.3 billion, primarily due to the net impact of valuation changes in investment securities.

Capital
The following table presents a summary of changes in total shareholders' equity for the six months ended June 30, 2022.

(in millions)
Balance at January 1, 2022		$7,897
Net income		450
Cash dividends declared on common stock		(178)
Cash dividends declared on preferred stock		(11)
Purchase of common stock		(36)
Other comprehensive (loss) income, net of tax:
Investment securities	$(1,396)
Cash flow hedges	(348)
Defined benefit and other postretirement plans	2
Total other comprehensive loss, net of tax		(1,742)
Net issuance of common stock under employee stock plans		16
Share-based compensation		39
Balance at June 30, 2022		$6,435
The following table summarizes the Corporation's repurchase activity during the six months ended June 30, 2022.

(shares in thousands)	Total Number of Shares Purchased as Part of Publicly Announced Repurchase Plans or Programs	Remaining Share Repurchase Authorization (a)	Total Number of Shares Purchased (b)	Average Price Paid Per Share
Total first quarter 2022	377	4,997	399	$92.58
April 2022	—	4,997	2	90.85
May 2022	—	4,997	—	—
June 2022	—	4,997	2	73.86
Total second quarter 2022	—	4,997	4	82.52
(a)Maximum number of shares that may be repurchased under the publicly announced plans or programs.
(b)Includes approximately 26,000 shares purchased pursuant to deferred compensation plans and shares purchased from employees to pay for taxes related to restricted stock vesting under the terms of an employee share-based compensation plan during the six months ended June 30, 2022. These transactions are not considered part of the Corporation's repurchase program.
The Corporation continues to target a Common Equity Tier 1 (CET1) capital ratio of approximately 10 percent with active capital management. At June 30, 2022, the Corporation's estimated CET1 capital ratio was 9.72 percent, down from 10.13 percent at December 31, 2021, primarily due to loan growth. The Corporation expects to accrete capital closer to the target CET1 ratio through earnings generation in the current environment. Since the inception of the share repurchase program in 2010, a total of 97.2 million shares have been authorized for repurchase. There is no expiration date for the share repurchase program. The timing and actual amount of share repurchases are subject to various factors, including the Corporation's earnings generation, capital needs to fund future loan growth and market conditions.
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

The Corporation's capital ratios exceeded minimum regulatory requirements as follows:

	June 30, 2022		December 31, 2021
(dollar amounts in millions)	Capital/Assets	Ratio	Capital/Assets	Ratio
Common equity tier 1 (a), (b)	$7,348	9.72%	$7,064	10.13%
Tier 1 risk-based (a), (b)	7,742	10.24	7,458	10.70
Total risk-based (a)	8,882	11.75	8,608	12.35
Leverage (a)	7,742	8.63	7,458	7.74
Common shareholders' equity	6,041	6.95	7,503	7.93
Tangible common equity (b)	5,396	6.26	6,857	7.30
Risk-weighted assets (a)	75,584		69,708
(a)    June 30, 2022 capital, risk-weighted assets and ratios are estimated.
(b)    See Supplemental Financial Data section for reconciliations of non-GAAP financial measures and regulatory ratios.

The common shareholders' equity ratio decreased 98 basis points to 6.95 percent at June 30, 2022 primarily due to the change in unrealized losses in the Corporation's securities portfolio and, to a lesser extent, its cash flow hedge portfolio. The unrealized losses in the Corporation's available-for-sale security portfolio are due to market valuations since the time of initial acquisition which, in substantially all cases, are not expected to be realized. The tangible common equity ratio, which excludes goodwill and other intangible assets, decreased 104 basis points to 6.26 percent for the same reasons. The impact of cumulative unrealized losses recorded within other comprehensive loss at June 30, 2022 to both ratios was approximately 225 basis points.
RISK MANAGEMENT
The following updated information should be read in conjunction with the "Risk Management" section on pages F-17 through F-33 in the Corporation's 2021 Annual Report.
Credit Risk
Allowance for Credit Losses
The allowance for credit losses includes both the allowance for loan losses and the allowance for credit losses on lending-related commitments. The allowance for credit losses decreased $9 million from $618 million at December 31, 2021 to $609 million at June 30, 2022. As a percentage of total loans, the allowance for credit losses was 1.18 percent at June 30, 2022, compared to 1.26 percent at December 31, 2021. The allowance for credit losses covered 2.3 times total nonperforming loans at June 30, 2022 and December 31, 2021.
The economic forecasts informing the current expected credit loss (CECL) model primarily reflected strong credit quality and strengthening of the labor markets in the first half of 2022. Excess savings and pent-up demand from consumers, as well as robust labor markets, have supported growth in the broader U.S. economy. However, there are increasing downside risks from the impacts of the Russia-Ukraine conflict, China's lockdowns and supply chain issues, the slowing housing market, future monetary and fiscal policy actions and inflationary pressures.
These factors shaped the 2-year reasonable and supportable forecasts used by the Corporation in its CECL estimate at June 30, 2022. The U.S. economy is expected to continue to grow, with the pace of expansion declining in 2023 before returning to long-term growth rates in 2024. Certain economic variables, like oil prices, are expected to normalize over the forecast period while others, like the unemployment rate, are projected to remain at current levels. Interest rates are forecasted to increase, reflecting the Federal Reserve's expectations, while corporate bond spreads are expected to reflect normalized default risk. The following table summarizes select economic variables representative of the economic forecasts used to develop the allowance for credit losses estimate at June 30, 2022.

Economic Variable	Base Forecast
Real Gross Domestic Product (GDP) growth	Growth above 3.5 percent in third quarter 2022, subsequently declining to under 1 percent by second quarter 2023 before returning to a long-term growth rate by first quarter 2024.
Unemployment rate	Stable between 3.5 percent and 3.6 percent throughout forecast period.
Corporate BBB bond to 10-year Treasury bond spreads	Reflect a normalized level of default risk.
Oil Prices	Prices steadily decline from current levels to below $75 per barrel by the end of the forecast period.
Due to the high level of uncertainty regarding significant assumptions, the Corporation evaluated a range of economic scenarios, including more benign and more severe economic forecasts. In a more severe scenario, real GDP is expected to contract through third quarter 2023, subsequently improving to a growth rate of 1.6 percent by the end of the forecast period.

Other key economic variables follow a similar pattern of short-term contractions followed by a recovery. Selecting the more severe forecast would result in an increase in the quantitative calculation of allowance for credit losses by approximately $182 million as of June 30, 2022. However, factoring in model overlays and qualitative adjustments could result in a materially different estimate under a more severe scenario.
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
Allowance for Credit Losses on Lending-Related Commitments
    The allowance for credit losses on lending-related commitments estimates current expected credit losses on collective pools of letters of credit and unused commitments to extend credit based on reserve factors, determined in a manner similar to business loans, multiplied by a probability of draw estimate based on historical experience and credit risk, applied to commitment amounts. The allowance for credit losses on lending-related commitments increased $16 million to $46 million at June 30, 2022, compared to $30 million at December 31, 2021.
The following table presents metrics of the allowance for credit losses and nonperforming loans.

	June 30, 2022	December 31, 2021
Allowance for credit losses as a percentage of total loans	1.18%	1.26%
Allowance for credit losses as a multiple of total nonaccrual loans	2.3x	2.3x
Allowance for credit losses as a multiple of total nonperforming loans	2.3x	2.3x
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
The following table presents a summary of nonperforming assets and past due loans.

(dollar amounts in millions)	June 30, 2022	December 31, 2021
Nonaccrual loans	262	264
Reduced-rate loans	3	4
Total nonperforming loans	265	268
Foreclosed property	1	1
Total nonperforming assets	$266	$269
Nonaccrual loans as a percentage of total loans	0.51%	0.54%
Nonperforming loans as a percentage of total loans	0.52	0.54
Nonperforming assets as a percentage of total loans and foreclosed property	0.52	0.55
Loans past due 90 days or more and still accruing	$12	$27

Nonperforming assets decreased $3 million to $266 million at June 30, 2022, from $269 million at December 31, 2021. The decrease in nonperforming assets was primarily due to a decrease of $17 million in nonaccrual business loans, partially offset by a $15 million increase in nonaccrual retail loans, as temporary legislative relief for COVID-19-related deferrals ended on December 31, 2021. Nonperforming loans were 0.52 percent of total loans at June 30, 2022, compared to 0.54 percent at December 31, 2021. For further information regarding the composition of nonaccrual loans, refer to Note 4 to the consolidated financial statements.
The following table presents a summary of changes in nonaccrual loans.

	Three Months Ended
(in millions)	June 30, 2022	March 31, 2022	December 31, 2021
Balance at beginning of period	$269	$264	$291
Loans transferred to nonaccrual (a)	30	41	15
Nonaccrual loan gross charge-offs	(13)	(18)	(20)
Loans transferred to accrual status (a)	—	(4)	—
Nonaccrual loans sold	(9)	—	—
Payments/other (b)	(15)	(14)	(22)
Balance at end of period	$262	$269	$264
(a)Based on an analysis of nonaccrual loans with book balances greater than $2 million.
(b)Includes net changes related to nonaccrual loans with balances less than or equal to $2 million, payments on nonaccrual loans with book balances greater than $2 million and transfers of nonaccrual loans to foreclosed property.
There were three borrowers with a balance greater than $2 million, totaling $30 million, transferred to nonaccrual status in second quarter 2022, compared to ten borrowers totaling $41 million in first quarter 2022 and three borrowers totaling $15 million in fourth quarter 2021. For further information about the composition of loans transferred to nonaccrual during the current period, refer to the nonaccrual information by industry category table below.
The following table presents the composition of nonaccrual loans by balance and the related number of borrowers at June 30, 2022 and December 31, 2021.

	June 30, 2022		December 31, 2021
(dollar amounts in millions)	Number of Borrowers	Balance	Number of Borrowers	Balance
Under $2 million	518	$67	580	$63
$2 million - $5 million	10	33	14	46
$5 million - $10 million	9	58	7	54
$10 million - $25 million	6	76	5	69
Greater than $25 million	1	28	1	32
Total	544	$262	607	$264
The following table presents a summary of nonaccrual loans at June 30, 2022 as well as loans transferred to nonaccrual and net loan charge-offs (recoveries) for the three months ended June 30, 2022, based on North American Industry Classification System (NAICS) categories.

(dollar amounts in millions)	June 30, 2022		Three Months Ended June 30, 2022
	Nonaccrual Loans		Loans Transferred to Nonaccrual (a)		Net Loan Charge-Offs (Recoveries)
Industry Category
Manufacturing	$57	22%	$30	100%	$12
Residential Mortgage	49	19	—	—	—
Transportation & Warehousing	28	11	—	—	(6)
Real Estate & Home Builders	24	9	—	—	—
Wholesale Trade	24	9	—	—	—
Services	17	6	—	—	(3)
Information & Communication	11	4	—	—	—
Mining, Quarrying and Oil & Gas Extraction	11	4	—	—	(1)
Health Care & Social Assistance	8	3	—	—	—
Arts, Entertainment & Recreation	8	3	—	—	—
Management of Companies and Enterprises	7	3	—	—	—
Other (b)	18	7	—	—	(2)
Total	$262	100%	$30	100%	$—
(a)Based on an analysis of nonaccrual loans with book balances greater than $2 million.
(b)Consumer, excluding residential mortgage and certain personal purpose nonaccrual loans and net charge-offs, are included in the Other category.
Loans past due 90 days or more and still accruing interest generally represent loans that are well-collateralized and in the process of collection. Loans past due 90 days or more decreased $15 million to $12 million at June 30, 2022, compared to $27 million at December 31, 2021. Loans past due 30-89 days increased $55 million to $208 million at June 30, 2022, compared to $153 million at December 31, 2021. Loans past due 30 days or more and still accruing interest as a percentage of total loans were 0.43 percent and 0.36 percent at June 30, 2022 and December 31, 2021, respectively. An aging analysis of loans included in Note 4 to the consolidated financial statements provides further information about the balances comprising past due loans.
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

(dollar amounts in millions)	June 30, 2022	March 31, 2022	December 31, 2021
Total criticized loans	$1,534	$1,647	$1,573
As a percentage of total loans	3.0%	3.3%	3.2%
The $39 million decrease in criticized loans during the six months ended June 30, 2022 included decreases of $70 million in Entertainment Lending, $62 million in Business Banking, $28 million in Energy and $21 million in Corporate Banking, partially offset by increases of $69 million in Technology and Life Sciences, $54 million in general Middle Market and $34 million in Environmental Services.
Concentrations of Credit Risk
Concentrations of credit risk may exist when a number of borrowers are engaged in similar activities, or activities in the same geographic region, and have similar economic characteristics that would cause them to be similarly impacted by changes in economic or other conditions. The Corporation has concentrations of credit risk with the commercial real estate and automotive industries. All other industry concentrations, as defined by management, individually represented less than 10 percent of total loans at June 30, 2022.

Commercial Real Estate Lending
At June 30, 2022, the Corporation's commercial real estate portfolio represented 28 percent of total loans. The following table summarizes the Corporation's commercial real estate loan portfolio by loan category.

	June 30, 2022			December 31, 2021
(in millions)	Commercial Real Estate business line (a)	Other (b)	Total	Commercial Real Estate business line (a)	Other (b)	Total
Real estate construction loans	$1,949	$516	$2,465	$2,391	$557	$2,948
Commercial mortgage loans	3,647	8,208	11,855	3,338	7,917	11,255
Total commercial real estate	$5,596	$8,724	$14,320	$5,729	$8,474	$14,203
(a)Primarily loans to real estate developers.
(b)Primarily loans secured by owner-occupied real estate.
The Corporation limits risk inherent in its commercial real estate lending activities by monitoring borrowers directly involved in the commercial real estate markets and adhering to conservative policies on loan-to-value ratios for such loans. Commercial real estate loans, consisting of real estate construction and commercial mortgage loans, totaled $14.3 billion at June 30, 2022. Of the total, $5.6 billion, or 39 percent, were to borrowers in the Commercial Real Estate business line, which includes loans to real estate developers, a decrease of $133 million compared to December 31, 2021. Commercial real estate loans in other business lines totaled $8.7 billion, or 61 percent, at June 30, 2022, an increase of $250 million compared to December 31, 2021. These loans consisted primarily of owner-occupied commercial mortgages, which bear credit characteristics similar to non-commercial real estate business loans. Generally, loans previously reported as real estate construction are classified as commercial mortgage loans upon receipt of a certificate of occupancy.
The real estate construction loan portfolio primarily contains loans made to long-tenured customers with satisfactory completion experience. There were no criticized real estate construction loans in the Commercial Real Estate business line at both June 30, 2022 and December 31, 2021. In other business lines, criticized real estate construction loans totaled $4 million at June 30, 2022, compared to $35 million at December 31, 2021.
The following table summarizes net charge-offs related to the Corporation's commercial real estate loan portfolio.

	Three Months Ended		Six Months Ended
(in millions)	June 30, 2022	March 31, 2022	June 30, 2022	June 30, 2021
Real estate construction loan charge-offs	$—	$1	$1	$—
Commercial mortgage loans are loans where the primary collateral is a lien on any real property and are primarily loans secured by owner-occupied real estate. Real property is generally considered primary collateral if the value of that collateral represents more than 50 percent of the commitment at loan approval. Loans in the commercial mortgage portfolio generally mature within three to five years. Criticized commercial mortgage loans in the Commercial Real Estate business line totaled $18 million and $29 million at June 30, 2022 and December 31, 2021, respectively. In other business lines, $194 million and $219 million of commercial mortgage loans were criticized at June 30, 2022 and December 31, 2021, respectively. There were no commercial mortgage loan net charge-offs during the three months ended June 30, 2022 and March 31, 2022, or in the six-month periods ended June 30, 2022 and 2021.
Automotive Lending - Dealer
The following table presents a summary of dealer loans.

	June 30, 2022		December 31, 2021
(in millions)	Loans Outstanding	Percent of Total Loans	Loans Outstanding	Percent of Total Loans
Dealer:
Floor plan	$1,144		$681
Other	3,672		3,481
Total dealer	$4,816	9.4%	$4,162	8.4%
Substantially all dealer loans are in the National Dealer Services business line and primarily include floor plan financing and other loans to automotive dealerships. Floor plan loans, included in commercial loans in the Consolidated Balance Sheets, totaled $1.1 billion at June 30, 2022, an increase of $463 million compared to $681 million at December 31, 2021, as an imbalance in supply and demand impacted by a shortage in microchips used in automotive production continues to depress floor plan loan balances. Other loans to automotive dealers in the National Dealer Services business line totaled $3.7 billion, including $2.1 billion of owner-occupied commercial real estate mortgage loans at June 30, 2022 and $2.0 billion at December 31, 2021, respectively.
There were no nonaccrual dealer loans at both June 30, 2022 and December 31, 2021. Additionally, there were no net charge-offs of dealer loans during three months ended June 30, 2022 and March 31, 2022, or in the six months ended June 30, 2022 and 2021.
Automotive Lending- Production
The following table presents a summary of loans to borrowers involved with automotive production.

	June 30, 2022		December 31, 2021
(in millions)	Loans Outstanding	Percent of Total Loans	Loans Outstanding (a)	Percent of Total Loans
Production:
Domestic	$836		$789
Foreign	346		323
Total production	$1,182	2.3%	$1,112	2.3%
(a)Excludes PPP loans.
Loans to borrowers involved with automotive production, primarily Tier 1 and Tier 2 suppliers, totaled $1.2 billion and $1.1 billion at June 30, 2022 and December 31, 2021, respectively. These borrowers have faced, and could face in the future, financial difficulties due to disruptions in auto production as well as their supply chains and logistics operations. As such, management continues to monitor this portfolio.
Nonaccrual loans to borrowers involved with automotive production totaled $10 million at June 30, 2022 compared to none at December 31, 2021. There were no automotive production loan net charge-offs during the three months ended June 30, 2022 and March 31, 2022. Additionally, there were no loan net charge-offs during the six months ended June 30, 2022, compared to $1 million for the same period in 2021.
Residential Real Estate Lending
At June 30, 2022, residential real estate loans represented 7 percent of total loans. The following table summarizes the Corporation's residential mortgage and home equity loan portfolios by geographic market.

	June 30, 2022				December 31, 2021
(dollar amounts in millions)	Residential Mortgage Loans	% of Total	Home Equity Loans	% of Total	Residential Mortgage Loans	% of Total	Home Equity Loans	% of Total
Geographic market:
Michigan	$437	25%	$476	29%	$434	24%	$484	32%
California	852	49	746	46	870	49	660	43
Texas	263	15	343	21	245	14	329	21
Other Markets	201	11	67	4	222	13	60	4
Total	$1,753	100%	$1,632	100%	$1,771	100%	$1,533	100%
Residential real estate loans, which consist of traditional residential mortgages and home equity loans and lines of credit, totaled $3.4 billion at June 30, 2022. The residential real estate portfolio is principally located within the Corporation's primary geographic markets. Substantially all residential real estate loans past due 90 days or more are placed on nonaccrual status, and substantially all junior lien home equity loans that are current or less than 90 days past due are placed on nonaccrual status if full collection of the senior position is in doubt. At no later than 180 days past due, such loans are charged off to current appraised values less costs to sell.
Residential mortgages totaled $1.8 billion at June 30, 2022, and were primarily larger, variable-rate mortgages originated and retained for certain private banking relationship customers. Of the $1.8 billion of residential mortgage loans outstanding, $49 million were on nonaccrual status at June 30, 2022, an increase of $13 million as temporary legislative relief for COVID-19-related deferrals ended on December 31, 2021. The home equity portfolio totaled $1.6 billion at June 30, 2022, of which 96 percent was outstanding under primarily variable-rate, interest-only home equity lines of credit, 3 percent were in amortizing status and 1 percent were closed-end home equity loans. Of the $1.6 billion of home equity loans outstanding, $13 million were on nonaccrual status at June 30, 2022. A majority of the home equity portfolio was secured by junior liens at June 30, 2022.

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
The following table summarizes information about loans in the Corporation's Energy business line.

	June 30, 2022				December 31, 2021
(dollar amounts in millions)	Outstandings		Nonaccrual	Criticized (a)	Outstandings		Nonaccrual	Criticized (a)
Exploration and production (E&P)	$1,139	83%	$11	$24	$971	80%	$14	$46
Midstream	219	16	—	—	212	18	—	—
Services	15	1	—	6	21	2	—	12
Total Energy business line	$1,373	100%	$11	$30	$1,204	100%	$14	$58
As a percentage of total Energy loans			1%	2%			1%	5%
(a)    Includes nonaccrual loans.
Loans in the Energy business line totaled $1.4 billion, or less than 3 percent of total loans, at June 30, 2022, an increase of $169 million compared to December 31, 2021. Total exposure, including unused commitments to extend credit and letters of credit, was $3.1 billion at June 30, 2022 (a utilization rate of 42 percent) and $2.9 billion at December 31, 2021, respectively. Nonaccrual Energy loans decreased $3 million to $11 million at June 30, 2022 compared to December 31, 2021. Criticized Energy loans decreased $28 million to $30 million, or 2 percent of total criticized loans, at June 30, 2022 compared to December 31, 2021.
The following table summarizes net charge-offs related to the Corporation's Energy business line.

	Three Months Ended		Six Months Ended
(in millions)	June 30, 2022	March 31, 2022	June 30, 2022	June 30, 2021
Net credit-related Energy charge-offs (recoveries)	$(1)	$6	$5	$(13)
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
The following tables summarize information about HR C&I loans, which represented 7 percent and 6 percent of total loans at June 30, 2022 and December 31, 2021, respectively.

(in millions)	June 30, 2022	December 31, 2021
Outstandings	$3,562	$2,927
Criticized	340	299

	Three Months Ended		Six Months Ended
(in millions)	June 30, 2022	March 31, 2022	June 30, 2022	June 30, 2021
Net loan charge-offs	$5	$3	$8	$4

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
The Corporation performs monthly liquidity stress testing to evaluate its ability to meet funding needs in hypothetical stressed environments. Such environments cover a series of scenarios, including both idiosyncratic and market-wide in nature, which vary in terms of duration and severity. The evaluation as of June 30, 2022 projected that sufficient sources of liquidity were available under each series of events.
In addition to assessing liquidity risk on a consolidated basis, Corporate Treasury also monitors the parent company's liquidity and has established liquidity coverage requirements for meeting expected obligations without the support of additional dividends from subsidiaries. ALCO's policy on liquidity risk management requires the parent company to maintain sufficient liquidity to meet expected cash obligations over a period of no less than 12 months. The Corporation had liquid assets of $1.4 billion on an unconsolidated basis at June 30, 2022.
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
Interest Rate Risk
Net interest income is the primary source of revenue for the Corporation. Interest rate risk arises in the normal course of business due to differences in the repricing and cash flow characteristics of assets and liabilities, primarily through the Corporation's core business activities of extending loans and acquiring deposits. The Corporation's balance sheet is predominantly characterized by floating-rate loans funded by core deposits. Including the impact of interest rate swaps converting floating-rate loans to fixed, the Corporation's loan composition at June 30, 2022 was 53 percent 30-day or less rate (primarily LIBOR and BSBY), 29 percent fixed-rate, 12 percent prime and 6 percent comprised of 90-day and greater rates. Included in the above loan composition metrics, 28 percent of total loans had non-zero interest rate floors protecting against future rate declines. The composition of the loan portfolio creates sensitivity to interest rate movements due to the imbalance between the faster repricing of the floating-rate loan portfolio versus deposit products. In addition, the growth and/or contraction in the Corporation's loans and deposits may lead to changes in sensitivity to interest rate movements in the absence of mitigating actions. Examples of such actions are purchasing fixed-rate investment securities, which provide liquidity to the balance sheet and act to mitigate the inherent interest rate sensitivity, as well as hedging with interest rate swaps and options. Other mitigating factors include interest rate floors on a portion of the loan portfolio. The Corporation actively manages its exposure to interest rate risk with the principal objective of optimizing net interest income and the economic value of equity while operating within acceptable limits established for interest rate risk and maintaining adequate levels of funding and liquidity. Based on the current rate environment and balance sheet composition, the Corporation anticipates it will continue to add fixed-rate assets (primarily interest rate swaps) to manage its interest rate risk within acceptable risk levels by reducing its sensitivity to rate movements and specifically to protect against declining rates.
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

Sensitivity of Net Interest Income to Changes in Interest Rates
The analysis of the impact of changes in interest rates on net interest income under various interest rate scenarios is management's principal risk management technique. Management models a base-case net interest income under an unchanged interest rate environment. Model assumptions in this base case at June 30, 2022 included a modest increase in loan balances, loan spreads held at current levels, a moderate decrease in deposit balances with an interest-bearing deposit beta of approximately 30%, securities portfolio held at current level and no additions to interest swaps modeled.
The average balance of the securities portfolio was $19.0 billion for the three months ended June 30, 2022 with an average yield of 1.92%. During the second quarter of 2022, the Corporation purchased $3.5 billion in mortgage-backed securities with an average yield of 3.50% and effective duration of 7.5 years. At June 30, 2022, the effective duration of the entire securities portfolio was 5.5 years.
The table below details components of the cash flow hedge portfolio at June 30, 2022.

	Cash Flow Hedges
(dollar amounts in millions)	Notional Amount	Weighted Average Yield	Years to Maturity (a)
Swaps under contract at June 30, 2022 (b)	$19,250	2.19%	4.7
Weighted average notional active per period:
First quarter 2022	5,478	1.81	1.8
Second quarter 2022	8,298	1.91	3.4
Third quarter 2022	12,829	2.11	4.6
Fourth quarter 2022	16,634	2.23	4.9
Full year 2023	16,830	2.22	5.0
Full year 2024	15,586	2.28	5.4
(a)Years to maturity calculated from a starting date of June 30, 2022.
(b)Includes forward starting swaps of $5.9 billion starting in third quarter 2022, $2.8 billion starting in fourth quarter 2022 and $1.0 billion starting after fourth quarter 2022. Excluding forward starting swaps, the weighted average yield was 1.95%.
Additionally, as of July 25, 2022, $1.0 billion of cash flow hedges with a weighted average yield of 2.87% and an average initial term of 4.2 years were entered into in the third quarter of 2022, with start dates in October 2022. These third quarter 2022 hedges are not included in the interest rate sensitivity analysis.
The analysis also includes interest rate swaps that convert $2.7 billion of fixed-rate medium- and long-term debt to variable rates through fair value hedges. Additionally, included in this analysis are $14.6 billion of loans that were subject to an average interest rate floor of 58 basis points at June 30, 2022. This base-case net interest income is then compared against interest rate scenarios in which short-term rates rise or decline 100 basis points (with a floor of zero percent) in a linear, parallel fashion from the base case over 12 months, resulting in an average change of 50 basis points over the period.
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
The table below, as of June 30, 2022 and December 31, 2021, displays the estimated impact on net interest income during the next 12 months by relating the base case scenario results to those from the rising and declining rate scenarios described above.

	Estimated Annual Change
	June 30, 2022			December 31, 2021
(dollar amounts in millions)	Amount	%		Amount	%
Change in Interest Rates:			Change in Interest Rates:
Rising 100 basis points	$86	3%	Rising 100 basis points	$205	12%
(50 basis points on average)			(50 basis points on average)
Declining 100 basis points	(155)	(6)	Declining to zero percent	(46)	(3)
Sensitivity to declining interest rates increased from December 31, 2021 to June 30, 2022 primarily due to the May and June increases in fed funds to 175 basis points, allowing for a full 100 basis point repricing of the balance sheet. This was partially offset by additional cash flow hedges and investment securities added in 2022 and non-maturity deposit runoff. Sensitivity to rising interest rates decreased due to increased cash flow hedges and non-maturity deposit runoff but was partially offset by the increased repricing potential of floating-rate loans as they moved above their contractual floor rates.

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
The table below, as of June 30, 2022 and December 31, 2021, displays the estimated impact on the economic value of equity from the interest rate scenario described above.

	June 30, 2022			December 31, 2021
(dollar amounts in millions)	Amount	%		Amount	%
Change in Interest Rates:			Change in Interest Rates:
Rising 100 basis points	$(205)	(1%)	Rising 100 basis points	$1,353	9%
Declining 100 basis points	106	1	Declining to zero percent	(446)	(3)
The sensitivity of the economic value of equity to rising rates changed from an increase as of December 31, 2021 to a reduction as of June 30, 2022 due to the additional cash flow hedges, growth of the securities portfolio and deposit runoff. Sensitivity to declining rates now increases economic value of equity due to the same factors.
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
As of July 1, 2021, the Corporation was operationally ready to issue new Secured Overnight Financing Rate (SOFR)-based cash and derivative products. Additionally, as of September 30, 2021, the Corporation was operationally ready to issue new Bloomberg Short-Term Bank Yield Index (BSBY)-based cash and derivative products. The Corporation ceased originating LIBOR-based products in the fourth quarter of 2021. As of June 30, 2022, the Corporation estimates that approximately 38 percent of its LIBOR-based commercial loans have maturity dates prior to the cessation of LIBOR. Of the remaining loans with maturity dates beyond the cessation date, the Corporation estimates that 42 percent incorporate fallback language and is confident that it will achieve timely remediation of all other loans. Cessation planning for consumer loans is in process, as the Corporation has completed a review of the fallback terms for residential adjustable-rate mortgages and identified alternate benchmarks for other smaller portfolio segments. Communications and learning activities to support customers and colleagues are ongoing.
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
The Corporation satisfies incremental liquidity needs with either liquid assets or external funding sources. The Corporation had access to liquid assets of $23.3 billion and $35.3 billion at June 30, 2022 and December 31, 2021, respectively, which included cash on deposit with the Federal Reserve and the portion of the investment securities portfolio that the Corporation can sell without third-party consent.
In addition, the Corporation may access external funding sources when necessary, which include FHLB advances, federal funds, reverse repurchase agreements, brokered deposits and Corporation-issued bonds. The Corporation maintains a shelf registration statement with the Securities and Exchange Commission from which it may issue debt and equity securities.
Purchased funds decreased to $20 million at June 30, 2022 compared to $50 million at December 31, 2021. At June 30, 2022, the Bank had pledged loans totaling $23.9 billion which provided for up to $20.2 billion of available collateralized borrowing with the Federal Reserve Bank (FRB). The Bank is also a member of the FHLB of Dallas, Texas, which provides short- and long-term funding to its members through advances collateralized by real estate-related loans, certain government agency-backed securities and other eligible assets. Actual borrowing capacity is contingent on the amount of collateral pledged to the FHLB. At June 30, 2022, $18.1 billion of real estate-related loans were pledged to the FHLB as collateral providing $10.5 billion for potential future borrowings.
The ability of the Corporation and the Bank to raise funds at competitive rates is impacted by rating agencies' views of the credit quality, liquidity, capital, earnings and other relevant factors related to the Corporation and the Bank. As of June 30, 2022, the three major rating agencies had assigned the following ratings to long-term senior unsecured obligations of the Corporation and the Bank. A security rating is not a recommendation to buy, sell, or hold securities and may be subject to revision or withdrawal at any time by the assigning rating agency. Each rating should be evaluated independently of any other rating.

	Comerica Incorporated		Comerica Bank
June 30, 2022	Rating	Outlook	Rating	Outlook
Moody’s Investors Service	A3	Stable	A3	Stable
Fitch Ratings	A-	Stable	A-	Stable
Standard and Poor’s	BBB+	Stable	A-	Stable

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
Common equity tier 1 capital ratio removes preferred stock from the Tier 1 capital ratio as defined by and calculated in conformity with bank regulations. The tangible common equity ratio removes the effect of intangible assets from capital and total assets. Tangible common equity per share of common stock removes the effect of intangible assets from common shareholders' equity per share of common stock. The Corporation believes that the presentation of tangible common equity adjusted for the impact of accumulated other comprehensive loss provides a greater understanding of ongoing operations and enhances comparability with prior periods.
The following table provides a reconciliation of non-GAAP financial measures and regulatory ratios used in this financial review with financial measures defined by GAAP.

(dollar amounts in millions)	June 30, 2022	December 31, 2021
Common Equity Tier 1 Capital (a):
Tier 1 capital	$7,742	$7,458
Less:
Fixed-rate reset non-cumulative perpetual preferred stock	394	394
Common equity tier 1 capital	$7,348	$7,064
Risk-weighted assets	$75,584	$69,708
Tier 1 capital ratio	10.24%	10.70%
Common equity tier 1 capital ratio	9.72	10.13
Tangible Common Equity Ratio:
Total shareholders' equity	$6,435	$7,897
Less:
Fixed-rate reset non-cumulative perpetual preferred stock	394	394
Common shareholders' equity	$6,041	$7,503
Less:
Goodwill	635	635
Other intangible assets	10	11
Tangible common equity	$5,396	$6,857
Total assets	$86,889	$94,616
Less:
Goodwill	635	635
Other intangible assets	10	11
Tangible assets	$86,244	$93,970
Common equity ratio	6.95%	7.93%
Tangible common equity ratio	6.26	7.30
Tangible Common Equity per Share of Common Stock:
Common shareholders' equity	$6,041	$7,503
Tangible common equity	5,396	6,857
Shares of common stock outstanding (in millions)	131	131
Common shareholders' equity per share of common stock	$46.19	$57.41
Tangible common equity per share of common stock	41.25	52.46

Impact of Accumulated Other Comprehensive Loss to Tangible Common Equity:
Accumulated other comprehensive loss (AOCI)	$(1,954)	$(212)
Tangible common equity, excluding AOCI	7,350	7,069
Tangible common equity ratio, excluding AOCI	8.52%	7.52%
Tangible common equity per share of common stock, excluding AOCI	$56.19	$54.08
(a)June 30, 2022 ratios are estimated.

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
(b)Changes in Internal Control Over Financial Reporting. During the period to which this report relates, there have not been any changes in the Corporation's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or that are reasonably likely to materially affect, such controls. In the second quarter of 2022, the Corporation implemented a new general ledger accounting system. The new general ledger system was implemented in order to standardize processes, improve efficiency and enhance management reporting and analysis. This change in systems was subject to thorough testing and review before and after final implementation. This transition has not materially affected, and the Corporation does not expect it to materially affect, the Corporation’s internal control over financial reporting.
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

10.20†
Restrictive Covenants and General Release Agreement by and between John D. Buchanan and Comerica Incorporated dated May 12, 2022 (filed as Exhibit 10.1 to Registrant's Current Report on Form 8-K dated May 12, 2022, and incorporated herein by reference.)

31.1	Chairman, President and CEO Rule 13a-14(a)/15d-14(a) Certification of Periodic Report (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002).

31.2	Executive Vice President and CFO Rule 13a-14(a)/15d-14(a) Certification of Periodic Report (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002).

32	Section 1350 Certification of Periodic Report (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002).

101	Financial statements from Quarterly Report on Form 10-Q of the Registrant for the quarter ended June 30, 2022, formatted in Inline XBRL: (i) the Consolidated Balance Sheets (unaudited), (ii) the Consolidated Statements of Comprehensive Income (unaudited), (iii) the Consolidated Statements of Changes in Shareholders' Equity (unaudited), (iv) the Consolidated Statements of Cash Flows (unaudited) and (v) the Notes to Consolidated Financial Statements (unaudited).

104	The cover page from the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, formatted in Inline XBRL (included in Exhibit 101).

†	Management contract or compensatory plan or arrangement.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMERICA INCORPORATED
(Registrant)

/s/ Mauricio A. Ortiz
Mauricio A. Ortiz
Executive Vice President and
Chief Accounting Officer and
Duly Authorized Officer
Date: July 28, 2022