Form 10-Q
period 2022-09-30
COMERICA INC /NEW/
filed 2022-10-28
CIK 28412

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________
FORM 10-Q
______________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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
$5 par value common stock:
Outstanding as of October 26, 2022: 130,952,419 shares

COMERICA INCORPORATED AND SUBSIDIARIES

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements
CONSOLIDATED BALANCE SHEETS
Comerica Incorporated and Subsidiaries

(in millions, except share data)	September 30, 2022	December 31, 2021
	(unaudited)
ASSETS
Cash and due from banks	$1,735	$1,236
Interest-bearing deposits with banks	4,235	21,443
Other short-term investments	159	197
Investment securities available-for-sale	19,452	16,986
Commercial loans	30,713	29,366
Real estate construction loans	2,617	2,948
Commercial mortgage loans	12,438	11,255
Lease financing	713	640
International loans	1,216	1,208
Residential mortgage loans	1,753	1,771
Consumer loans	2,262	2,097
Total loans	51,712	49,285
Allowance for loan losses	(576)	(588)
Net loans	51,136	48,697
Premises and equipment	412	454
Accrued income and other assets	7,014	5,603
Total assets	$84,143	$94,616
LIABILITIES AND SHAREHOLDERS’ EQUITY
Noninterest-bearing deposits	$42,296	$45,800
Money market and interest-bearing checking deposits	25,663	31,349
Savings deposits	3,375	3,167
Customer certificates of deposit	1,661	1,973
Foreign office time deposits	21	50
Total interest-bearing deposits	30,720	36,539
Total deposits	73,016	82,339
Short-term borrowings	508	—
Accrued expenses and other liabilities	2,534	1,584
Medium- and long-term debt	3,016	2,796
Total liabilities	79,074	86,719
Fixed rate reset non-cumulative perpetual preferred stock, series A, no par value, $100,000 liquidation preference per share:
Authorized - 4,000 shares
Issued - 4,000 shares	394	394
Common stock - $5 par value:
Authorized - 325,000,000 shares
Issued - 228,164,824 shares	1,141	1,141
Capital surplus	2,209	2,175
Accumulated other comprehensive loss	(3,587)	(212)
Retained earnings	11,005	10,494
Less cost of common stock in treasury - 97,244,273 shares at 9/30/2022 and 97,476,872 shares at 12/31/2021	(6,093)	(6,095)
Total shareholders’ equity	5,069	7,897
Total liabilities and shareholders’ equity	$84,143	$94,616
See notes to consolidated financial statements (unaudited).

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)
Comerica Incorporated and Subsidiaries

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except per share data)	2022	2021	2022	2021

INTEREST INCOME
Interest and fees on loans	$597	$411	$1,434	$1,201
Interest on investment securities	119	70	296	209
Interest on short-term investments	34	8	66	17
Total interest income	750	489	1,796	1,427
INTEREST EXPENSE
Interest on deposits	16	5	24	17
Interest on short-term borrowings	1	—	1	—
Interest on medium- and long-term debt	26	9	47	27
Total interest expense	43	14	72	44
Net interest income	707	475	1,724	1,383
Provision for credit losses	28	(42)	27	(359)
Net interest income after provision for credit losses	679	517	1,697	1,742
NONINTEREST INCOME
Card fees	67	72	205	227
Fiduciary income	58	58	178	171
Service charges on deposit accounts	50	50	148	145
Derivative income	35	20	86	72
Commercial lending fees	29	31	81	76
Bank-owned life insurance	12	12	37	32
Letter of credit fees	10	10	28	30
Brokerage fees	6	3	14	11
Other noninterest income	11	24	13	70
Total noninterest income	278	280	790	834
NONINTEREST EXPENSES
Salaries and benefits expense	307	282	890	841
Outside processing fee expense	64	65	188	200
Occupancy expense	44	40	122	117
Software expense	40	40	120	117
Equipment expense	12	13	36	38
Advertising expense	9	10	24	25
FDIC insurance expense	8	4	24	17
Other noninterest expenses	18	11	53	20
Total noninterest expenses	502	465	1,457	1,375
Income before income taxes	455	332	1,030	1,201
Provision for income taxes	104	70	229	261
NET INCOME	351	262	801	940
Less:
Income allocated to participating securities	2	1	4	4
Preferred stock dividends	6	6	17	17
Net income attributable to common shares	$343	$255	$780	$919
Earnings per common share:
Basic	$2.63	$1.92	$5.96	$6.75
Diluted	2.60	1.90	5.88	6.67
Comprehensive (loss) income	(1,282)	175	(2,574)	669
Cash dividends declared on common stock	89	89	267	276
Cash dividends declared per common share	0.68	0.68	2.04	2.04
See notes to consolidated financial statements (unaudited).

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (unaudited)
Comerica Incorporated and Subsidiaries

					Accumulated
	Nonredeemable	Common Stock			Other			Total
	Preferred	Shares		Capital	Comprehensive	Retained	Treasury	Shareholders'
(in millions, except per share data)	Stock	Outstanding	Amount	Surplus	(Loss) Income	Earnings	Stock	Equity
BALANCE AT JUNE 30, 2021	$394	133.9	$1,141	$2,163	$(120)	$10,202	$(5,849)	$7,931
Net income	—	—	—	—	—	262	—	262
Other comprehensive loss, net of tax	—	—	—	—	(87)	—	—	(87)
Cash dividends declared on common stock ($0.68 per share)	—	—	—	—	—	(89)	—	(89)
Cash dividends on preferred stock	—	—	—	—	—	(6)	—	(6)
Purchase of common stock	—	(3.1)	—	—	—	—	(220)	(220)
Net issuance of common stock under employee stock plans	—	0.2	—	—	—	(3)	8	5
Share-based compensation	—	—	—	7	—	—	—	7
BALANCE AT SEPTEMBER 30, 2021	$394	131.0	$1,141	$2,170	$(207)	$10,366	$(6,061)	$7,803
BALANCE AT JUNE 30, 2022	$394	130.8	$1,141	$2,204	$(1,954)	$10,752	$(6,102)	$6,435
Net income	—	—	—	—	—	351	—	351
Other comprehensive loss, net of tax	—	—	—	—	(1,633)	—	—	(1,633)
Cash dividends declared on common stock ($0.68 per share)	—	—	—	—	—	(89)	—	(89)
Cash dividends declared on preferred stock	—	—	—	—	—	(6)	—	(6)
Net issuance of common stock under employee stock plans	—	0.1	—	(4)	—	(3)	9	2
Share-based compensation	—	—	—	9	—	—	—	9
BALANCE AT SEPTEMBER 30, 2022	$394	130.9	$1,141	$2,209	$(3,587)	$11,005	$(6,093)	$5,069
BALANCE AT DECEMBER 31, 2020	$394	139.2	$1,141	$2,185	$64	$9,727	$(5,461)	$8,050
Net income	—	—	—	—	—	940	—	940
Other comprehensive loss, net of tax	—	—	—	—	(271)	—	—	(271)
Cash dividends declared on common stock ($2.04 per share)	—	—	—	—	—	(276)	—	(276)
Cash dividends declared on preferred stock	—	—	—	—	—	(17)	—	(17)
Purchase of common stock	—	(9.0)	—	(24)	—	—	(649)	(673)
Net issuance of common stock under employee stock plans	—	0.8	—	(27)	—	(8)	49	14
Share-based compensation	—	—	—	36	—	—	—	36
BALANCE AT SEPTEMBER 30, 2021	$394	131.0	$1,141	$2,170	$(207)	$10,366	$(6,061)	$7,803
BALANCE AT DECEMBER 31, 2021	$394	130.7	$1,141	$2,175	$(212)	$10,494	$(6,095)	$7,897
Net income	—	—	—	—	—	801	—	801
Other comprehensive loss, net of tax	—	—	—	—	(3,375)	—	—	(3,375)
Cash dividends declared on common stock ($2.04 per share)	—	—	—	—	—	(267)	—	(267)
Cash dividends declared on preferred stock	—	—	—	—	—	(17)	—	(17)
Purchase of common stock	—	(0.4)	—	—	—	—	(36)	(36)
Net issuance of common stock under employee stock plans	—	0.6	—	(14)	—	(6)	38	18
Share-based compensation	—	—	—	48	—	—	—	48
BALANCE AT SEPTEMBER 30, 2022	$394	130.9	$1,141	$2,209	$(3,587)	$11,005	$(6,093)	$5,069
See notes to consolidated financial statements (unaudited).

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
Comerica Incorporated and Subsidiaries

	Nine Months Ended September 30,
(in millions)	2022	2021

OPERATING ACTIVITIES
Net income	$801	$940
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	27	(359)
(Benefit) provision for deferred income taxes	(31)	119
Depreciation and amortization	71	76
Net periodic defined benefit credit	(68)	(61)
Share-based compensation expense	48	36
Net amortization of securities	24	26
Net gains on sales of foreclosed property and other repossessed assets	(2)	—
Net change in:
Accrued income receivable	(95)	17
Accrued expenses payable	18	84
Other, net	(752)	(673)
Net cash provided by operating activities	41	205
INVESTING ACTIVITIES
Investment securities available-for-sale:
Maturities and redemptions	2,003	4,203
Purchases	(7,470)	(6,327)
Net change in loans	(3,013)	5,222
Proceeds from sales of foreclosed property and other repossessed assets	3	8
Net increase in premises and equipment	(58)	(50)
Federal Home Loan Bank stock:
Purchases	(21)	—
Redemptions	—	115
Proceeds from bank-owned life insurance settlements	28	10
Other, net	—	(11)
Net cash (used in) provided by investing activities	(8,528)	3,170
FINANCING ACTIVITIES
Net change in:
Deposits	(8,931)	8,200
Short-term borrowings	508	—
Medium- and long-term debt:
Maturities and redemptions	—	(2,800)
Issuances and advances	500	—
Preferred stock:
Cash dividends paid	(17)	(17)
Common stock:
Repurchases	(43)	(679)
Cash dividends paid	(266)	(281)
Issuances under employee stock plans	27	22
Other, net	—	2
Net cash (used in) provided by financing activities	(8,222)	4,447
Net (decrease) increase in cash and cash equivalents	(16,709)	7,822
Cash and cash equivalents at beginning of period	22,679	15,767
Cash and cash equivalents at end of period	$5,970	$23,589
Interest paid	$55	$47
Income taxes paid	182	115
See notes to consolidated financial statements (unaudited).

NOTE 1 - BASIS OF PRESENTATION AND ACCOUNTING POLICIES
Organization
The accompanying unaudited consolidated financial statements were prepared in accordance with United States (U.S.) generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation were included. The results of operations for the nine months ended September 30, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022. Certain items in prior periods were reclassified to conform to the current presentation. For further information, refer to the consolidated financial statements and footnotes thereto included in the Annual Report of Comerica Incorporated and Subsidiaries (the Corporation) on Form 10-K for the year ended December 31, 2021.
Recently Issued Accounting Pronouncements
In March 2022, the FASB issued ASU No. 2022-02, “Financial Instruments - Credit Losses (Topic 326): Troubled Debt Restructuring and Vintage Disclosures” (ASU 2022-02), which eliminates the accounting for troubled debt restructuring (TDR) while expanding modification and vintage disclosure requirements. Under the current guidance, a TDR occurs when a loan to a borrower experiencing financial difficulty is restructured with a concession provided that a creditor would not otherwise consider. ASU 2022-02 removes the TDR accounting model, instead requiring modifications to apply existing refinancing and restructuring guidance. The update also requires additional disclosures on the nature, magnitude and subsequent performance of certain types of modifications with borrowers experiencing financial difficulties. ASU 2022-02 further included a requirement to disclose gross charge-offs incurred by year of origination of the related loan or lease. ASU 2022-02 is effective for the Corporation on January 1, 2023, and must be applied prospectively, except that the recognition and measurement of TDRs may be applied using a modified retrospective approach. Early adoption is permitted. The Corporation is evaluating the impact of the new guidance to its disclosures but does not expect there to be a material impact on its financial condition or results of operation.
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

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries
Assets and Liabilities Recorded at Fair Value on a Recurring Basis
The following tables present the recorded amount of assets and liabilities measured at fair value on a recurring basis as of September 30, 2022 and December 31, 2021.

(in millions)	Total	Level 1	Level 2	Level 3
September 30, 2022
Deferred compensation plan assets	$87	$87	$—	$—
Equity securities	53	53	—	—
Investment securities available-for-sale:
U.S. Treasury securities	2,756	2,756	—	—
Residential mortgage-backed securities (a)	12,052	—	12,052	—
Commercial mortgage-backed securities (a)	4,644	—	4,644	—
Total investment securities available-for-sale	19,452	2,756	16,696	—
Derivative assets:
Interest rate contracts	212	—	212	—
Energy contracts	1,325	—	1,325	—
Foreign exchange contracts	80	—	80	—
Total derivative assets	1,617	—	1,617	—
Total assets at fair value	$21,209	$2,896	$18,313	$—
Derivative liabilities:
Interest rate contracts	$741	$—	$741	$—
Energy contracts	1,316	—	1,316	—
Foreign exchange contracts	74	—	74	—
Other financial derivative	12	—	—	12
Total derivative liabilities	2,143	—	2,131	12
Deferred compensation plan liabilities	87	87	—	—
Total liabilities at fair value	$2,230	$87	$2,131	$12
December 31, 2021
Deferred compensation plan assets	$113	$113	$—	$—
Equity securities	62	62	—	—
Investment securities available-for-sale:
U.S. Treasury securities	2,993	2,993	—	—
Residential mortgage-backed securities (a)	13,288	—	13,288	—
Commercial mortgage-backed securities (a)	705	—	705	—
Total investment securities available-for-sale	16,986	2,993	13,993	—
Derivative assets:
Interest rate contracts	239	—	213	26
Energy contracts	670	—	670	—
Foreign exchange contracts	19	—	19	—
Total derivative assets	928	—	902	26
Total assets at fair value	$18,089	$3,168	$14,895	$26
Derivative liabilities:
Interest rate contracts	$69	$—	$69	$—
Energy contracts	662	—	662	—
Foreign exchange contracts	16	—	16	—
Other financial derivative	13	—	—	13
Total derivative liabilities	760	—	747	13
Deferred compensation plan liabilities	113	113	—	—
Total liabilities at fair value	$873	$113	$747	$13
(a)Issued and/or guaranteed by U.S. government agencies or U.S. government-sponsored enterprises.

    There were no transfers of assets or liabilities recorded at fair value on a recurring basis into or out of Level 3 fair value measurements during each of the three- and nine-month periods ended September 30, 2022 and 2021.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries
The following table summarizes the changes in Level 3 assets and liabilities measured at fair value on a recurring basis for the three- and nine-month periods ended September 30, 2022 and 2021.

		Net Realized/Unrealized Gains (Losses) (Pretax) Recorded in Earnings (a)
(in millions)	Balance at Beginning of Period	Realized	Unrealized	Settlements	Balance at End of Period
Three Months Ended September 30, 2022
Derivative liabilities:
Other financial derivative	$(12)	$—	$—	$—	$(12)
Three Months Ended September 30, 2021
Derivative assets:
Interest rate contracts	$29	$—	$(2)	$—	$27
Derivative liabilities:
Other financial derivative	(12)	—	—	—	(12)
Nine Months Ended September 30, 2022
Derivative assets:
Interest rate contracts	$26	$—	$—	$(26)	$—
Derivative liabilities:
Other financial derivative	(13)	—	1	—	(12)
Nine Months Ended September 30, 2021
Derivative assets:
Interest rate contracts	$39	$—	$(12)	$—	$27
Derivative liabilities:
Other financial derivative	(11)	—	(1)	—	(12)
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
The following table presents assets recorded at fair value on a nonrecurring basis at September 30, 2022 and December 31, 2021. No liabilities were recorded at fair value on a nonrecurring basis at September 30, 2022 and December 31, 2021.

(in millions)	Level 3
September 30, 2022
Loans:
Commercial	$53
Real estate construction	2
Commercial mortgage	14
Total assets at fair value	$69
December 31, 2021
Loans:
Commercial	$125
Real estate construction	4
Commercial mortgage	17
International	4
Total assets at fair value	$150
Level 3 assets recorded at fair value on a nonrecurring basis at September 30, 2022 and December 31, 2021 included both nonaccrual loans and TDRs for which a specific allowance was established based on the fair value of collateral. The

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries
unobservable inputs were the additional adjustments applied by management to the appraised values to reflect such factors as non-current appraisals and revisions to estimated time to sell. These adjustments are determined based on qualitative judgments made by management on a case-by-case basis and are not observable inputs, although they are used in the determination of fair value.
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

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries
The carrying amount and estimated fair value of financial instruments not recorded at fair value in their entirety on a recurring basis on the Corporation’s Consolidated Balance Sheets are as follows:

	Carrying Amount	Estimated Fair Value
(in millions)		Total	Level 1	Level 2	Level 3
September 30, 2022
Assets
Cash and due from banks	$1,735	$1,735	$1,735	$—	$—
Interest-bearing deposits with banks	4,235	4,235	4,235	—	—
Other short-term investments	16	16	16	—	—
Loans held-for-sale	3	3	—	3	—
Total loans, net of allowance for loan losses (a)	51,136	48,521	—	—	48,521
Customers’ liability on acceptances outstanding	5	5	5	—	—
Restricted equity investments	113	113	113	—	—
Nonmarketable equity securities (b)	5	12
Liabilities
Demand deposits (noninterest-bearing)	42,296	42,296	—	42,296	—
Interest-bearing deposits	29,059	29,059	—	29,059	—
Customer certificates of deposit	1,661	1,621	—	1,621	—
Total deposits	73,016	72,976	—	72,976	—
Acceptances outstanding	5	5	5	—	—
Medium- and long-term debt	3,016	3,035	—	3,035	—
Credit-related financial instruments	(76)	(76)	—	—	(76)
December 31, 2021
Assets
Cash and due from banks	$1,236	$1,236	$1,236	$—	$—
Interest-bearing deposits with banks	21,443	21,443	21,443	—	—
Other short-term investments	16	16	16	—	—
Loans held-for-sale	6	6	—	6	—
Total loans, net of allowance for loan losses (a)	48,697	49,127	—	—	49,127
Customers’ liability on acceptances outstanding	5	5	5	—	—
Restricted equity investments	92	92	92	—	—
Nonmarketable equity securities (b)	5	10
Liabilities
Demand deposits (noninterest-bearing)	45,800	45,800	—	45,800	—
Interest-bearing deposits	34,566	34,566	—	34,566	—
Customer certificates of deposit	1,973	1,968	—	1,968	—
Total deposits	82,339	82,334	—	82,334	—
Acceptances outstanding	5	5	5	—	—
Medium- and long-term debt	2,796	2,854	—	2,854	—
Credit-related financial instruments	(59)	(59)	—	—	(59)
(a)Included $69 million and $150 million of loans recorded at fair value on a nonrecurring basis at September 30, 2022 and December 31, 2021, respectively.
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

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries
NOTE 3 - INVESTMENT SECURITIES
A summary of the Corporation’s investment securities, which are defined by the Corporation as debt securities reported on the Consolidated Balance Sheet as investment securities available-for-sale, follows:

(in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
September 30, 2022
Investment securities available-for-sale:
U.S. Treasury securities	$2,918	$—	$162	$2,756
Residential mortgage-backed securities (a)	14,390	—	2,338	12,052
Commercial mortgage-backed securities (a)	5,251	—	607	4,644
Total investment securities available-for-sale	$22,559	$—	$3,107	$19,452
December 31, 2021
Investment securities available-for-sale:
U.S. Treasury securities	$3,010	$22	$39	$2,993
Residential mortgage-backed securities (a)	13,397	67	176	13,288
Commercial mortgage-backed securities (a)	709	2	6	705
Total investment securities available-for-sale	$17,116	$91	$221	$16,986
(a)Issued and/or guaranteed by U.S. government agencies or U.S. government-sponsored enterprises.
A summary of the Corporation’s investment securities in an unrealized loss position as of September 30, 2022 and December 31, 2021 follows:

	Less than 12 Months		12 Months or more		Total
(in millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
September 30, 2022
U.S. Treasury securities	$1,093	$8	$1,663	$154	$2,756	$162
Residential mortgage-backed securities (a)	7,648	1,157	4,398	1,181	12,046	2,338
Commercial mortgage-backed securities (a)	4,477	564	167	43	4,644	607
Total temporarily impaired securities	$13,218	$1,729	$6,228	$1,378	$19,446	$3,107
December 31, 2021
U.S. Treasury securities	$465	$6	$1,334	$33	$1,799	$39
Residential mortgage-backed securities (a)	7,197	128	1,128	48	8,325	176
Commercial mortgage-backed securities (a)	346	6	—	—	346	6
Total temporarily impaired securities	$8,008	$140	$2,462	$81	$10,470	$221
(a)Issued and/or guaranteed by U.S. government agencies or U.S. government-sponsored enterprises.
Unrealized losses on investment securities resulted from changes in market interest rates. The Corporation’s portfolio is comprised of securities issued or guaranteed by the U.S. government or government-sponsored enterprises. As such, it is expected that the securities would not be settled at a price less than the amortized cost of the investments. Further, the Corporation does not intend to sell the investments, and it is not more likely than not that it will be required to sell the investments before recovery of amortized costs. At September 30, 2022, the Corporation had 1,290 securities in an unrealized loss position with no allowance for credit losses, comprised of 28 U.S. Treasury securities, 1,008 residential mortgage-backed securities and 254 commercial mortgage-backed securities.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries
Interest receivable on investment securities totaled $48 million at September 30, 2022 and $36 million at December 31, 2021 and was included in accrued income and other assets on the Consolidated Balance Sheets.
Sales, calls and write-downs of investment securities available-for-sale, computed based on the adjusted cost of the specific security, resulted in no gains or losses during the three months ended and nine months ended September 30, 2022 or September 30, 2021.
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

(in millions)
September 30, 2022	Amortized Cost	Fair Value
Contractual maturity
Within one year	$1,101	$1,092
After one year through five years	2,061	1,898
After five years through ten years	5,522	4,910
After ten years	13,875	11,552
Total investment securities	$22,559	$19,452
At September 30, 2022, investment securities with a carrying value of $2.8 billion were pledged where permitted or required by law, including $1.1 billion pledged to the Federal Home Loan Bank (FHLB) as collateral for potential future borrowings and $1.7 billion to secure $1.2 billion of liabilities, primarily public and other deposits of state and local government agencies as well as derivative instruments. For information on FHLB borrowings, refer to Note 7.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries
NOTE 4 – CREDIT QUALITY AND ALLOWANCE FOR CREDIT LOSSES
The following table presents an aging analysis of the amortized cost basis of loans.

	Loans Past Due and Still Accruing
(in millions)	30-59 Days	60-89 Days	90 Days or More	Total	Nonaccrual Loans	Current Loans (a)	Total Loans
September 30, 2022
Business loans:
Commercial	$247	$44	$64	$355	$154	$30,204	$30,713
Real estate construction:
Commercial Real Estate business line (b)	—	—	—	—	—	2,022	2,022
Other business lines (c)	—	—	2	2	4	589	595
Total real estate construction	—	—	2	2	4	2,611	2,617
Commercial mortgage:
Commercial Real Estate business line (b)	32	—	—	32	1	4,068	4,101
Other business lines (c)	21	7	4	32	24	8,281	8,337
Total commercial mortgage	53	7	4	64	25	12,349	12,438
Lease financing	6	—	—	6	—	707	713
International	6	—	—	6	5	1,205	1,216
Total business loans	312	51	70	433	188	47,076	47,697

Retail loans:
Residential mortgage	9	2	—	11	56	1,686	1,753
Consumer:
Home equity	6	1	—	7	14	1,687	1,708
Other consumer	31	3	2	36	1	517	554
Total consumer	37	4	2	43	15	2,204	2,262
Total retail loans	46	6	2	54	71	3,890	4,015
Total loans	$358	$57	$72	$487	$259	$50,966	$51,712
December 31, 2021
Business loans:
Commercial	$35	$18	$6	$59	$173	$29,134	$29,366
Real estate construction:
Commercial Real Estate business line (b)	—	—	—	—	—	2,391	2,391
Other business lines (c)	15	1	—	16	6	535	557
Total real estate construction	15	1	—	16	6	2,926	2,948
Commercial mortgage:
Commercial Real Estate business line (b)	—	—	—	—	1	3,337	3,338
Other business lines (c)	18	4	16	38	31	7,848	7,917
Total commercial mortgage	18	4	16	38	32	11,185	11,255
Lease financing	5	—	—	5	—	635	640
International	5	8	1	14	5	1,189	1,208
Total business loans	78	31	23	132	216	45,069	45,417

Retail loans:
Residential mortgage	4	—	—	4	36	1,731	1,771
Consumer:
Home equity	4	3	—	7	12	1,514	1,533
Other consumer	32	1	4	37	—	527	564
Total consumer	36	4	4	44	12	2,041	2,097
Total retail loans	40	4	4	48	48	3,772	3,868
Total loans	$118	$35	$27	$180	$264	$48,841	$49,285
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

	September 30, 2022
	Vintage Year
(in millions)	2022		2021		2020		2019	2018	Prior	Revolvers	Revolvers Converted to Term	Total
Business loans:
Commercial:
Pass (a)	$3,311	(b)	$3,786	(b)	$1,060	(b)	$1,111	$631	$1,108	$18,410	$8	$29,425
Criticized (c)	36		223		112		81	55	85	694	2	1,288
Total commercial	3,347		4,009		1,172		1,192	686	1,193	19,104	10	30,713
Real estate construction
Pass (a)	448		969		748		230	66	30	122	—	2,613
Criticized (c)	—		—		3		—	1	—	—	—	4
Total real estate construction	448		969		751		230	67	30	122	—	2,617
Commercial mortgage
Pass (a)	2,425		2,480		1,770		1,445	1,136	2,435	575	—	12,266
Criticized (c)	6		16		11		36	30	73	—	—	172
Total commercial mortgage	2,431		2,496		1,781		1,481	1,166	2,508	575	—	12,438
Lease financing
Pass (a)	236		148		70		51	39	141	—	—	685
Criticized (c)	10		—		2		8	7	1	—	—	28
Total lease financing	246		148		72		59	46	142	—	—	713
International
Pass (a)	287		206		59		72	21	15	499	—	1,159
Criticized (c)	7		5		3		—	5	10	27	—	57
Total international	294		211		62		72	26	25	526	—	1,216
Total business loans	6,766		7,833		3,838		3,034	1,991	3,898	20,327	10	47,697
Retail loans:
Residential mortgage
Pass (a)	242		398		484		135	70	366	—	—	1,695
Criticized (c)	1		4		1		8	3	41	—	—	58
Total residential mortgage	243		402		485		143	73	407	—	—	1,753
Consumer:
Home equity
Pass (a)	—		—		—		—	—	10	1,642	39	1,691
Criticized (c)	—		—		—		—	—	—	14	3	17
Total home equity	—		—		—		—	—	10	1,656	42	1,708
Other consumer
Pass (a)	75		39		59		8	1	10	360	—	552
Criticized (c)	—		—		—		2	—	—	—	—	2
Total other consumer	75		39		59		10	1	10	360	—	554
Total consumer	75		39		59		10	1	20	2,016	42	2,262
Total retail loans	318		441		544		153	74	427	2,016	42	4,015
Total loans	$7,084		$8,274		$4,382		$3,187	$2,065	$4,325	$22,343	$52	$51,712

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
(b)Includes Small Business Administration Paycheck Protection Program (PPP) loans of $46 million and $458 million at September 30, 2022 and December 31, 2021, respectively.
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

Loan interest receivable totaled $202 million and $120 million at September 30, 2022 and December 31, 2021, respectively and was included in accrued income and other assets on the Consolidated Balance Sheets.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries
Allowance for Credit Losses
The following table details the changes in the allowance for credit losses.

	2022			2021
(in millions)	Business Loans	Retail Loans	Total	Business Loans	Retail Loans	Total
Three Months Ended September 30
Balance at beginning of period:
Allowance for loan losses	$502	$61	$563	$589	$63	$652
Allowance for credit losses on lending-related commitments	34	12	46	24	7	31
Allowance for credit losses	536	73	609	613	70	683
Loan charge-offs	(25)	(1)	(26)	(26)	—	(26)
Recoveries on loans previously charged-off	12	1	13	22	2	24
Net loan (charge-offs) recoveries	(13)	—	(13)	(4)	2	(2)
Provision for credit losses:
Provision for loan losses	24	2	26	(31)	(10)	(41)
Provision for credit losses on lending-related commitments	2	—	2	—	(1)	(1)
Provision for credit losses	26	2	28	(31)	(11)	(42)
Balance at end of period:
Allowance for loan losses	513	63	576	554	55	609
Allowance for credit losses on lending-related commitments	36	12	48	24	6	30
Allowance for credit losses	$549	$75	$624	$578	$61	$639
Nine Months Ended September 30
Balance at beginning of period
Allowance for loan losses	$531	$57	$588	$895	$53	$948
Allowance for credit losses on lending-related commitments	24	6	30	35	9	44
Allowance for credit losses	555	63	618	930	62	992
Loan charge-offs	(55)	(2)	(57)	(48)	(2)	(50)
Recoveries on loans previously charged-off	33	3	36	53	3	56
Net loan (charge-offs) recoveries	(22)	1	(21)	5	1	6
Provision for credit losses:
Provision for loan losses	4	5	9	(346)	1	(345)
Provision for credit losses on lending-related commitments	12	6	18	(11)	(3)	(14)
Provision for credit losses	16	11	27	(357)	(2)	(359)
Balance at end of period:
Allowance for loan losses	513	63	576	554	55	609
Allowance for credit losses on lending-related commitments	36	12	48	24	6	30
Allowance for credit losses	$549	$75	$624	$578	$61	$639
Allowance for loan losses as a percentage of total loans	1.07%	1.58%	1.11%	1.25%	1.42%	1.26%
Allowance for credit losses as a percentage of total loans	1.15	1.88	1.21	1.30	1.57	1.33

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries
Nonaccrual Loans
The following table presents additional information regarding nonaccrual loans. Interest income of $3 million and $4 million was recognized on nonaccrual loans for the three months ended September 30, 2022 and 2021, respectively, and $7 million and $8 million for the nine months ended September 30, 2022 and 2021, respectively.

(in millions)	Nonaccrual Loans with No Related Allowance	Nonaccrual Loans with Related Allowance	Total Nonaccrual Loans
September 30, 2022
Business loans:
Commercial	$74	$80	$154
Real estate construction:
Other business lines (a)	—	4	4
Commercial mortgage:
Commercial Real Estate business line (b)	—	1	1
Other business lines (a)	4	20	24
Total commercial mortgage	4	21	25
International	5	—	5
Total business loans	83	105	188
Retail loans:
Residential mortgage	56	—	56
Consumer:
Home equity	14	—	14
Other consumer	1	—	1
Total consumer	15	—	15
Total retail loans	71	—	71
Total nonaccrual loans	$154	$105	$259
December 31, 2021
Business loans:
Commercial	$8	$165	$173
Real estate construction:
Other business lines (a)	—	6	6
Commercial mortgage:
Commercial Real Estate business line (b)	—	1	1
Other business lines (a)	4	27	31
Total commercial mortgage	4	28	32
International	—	5	5
Total business loans	12	204	216
Retail loans:
Residential mortgage	36	—	36
Consumer:
Home equity	12	—	12
Total retail loans	48	—	48
Total nonaccrual loans	$60	$204	$264
(a)Primarily loans secured by owner-occupied real estate.
(b)Primarily loans to real estate developers.

Foreclosed Properties
Foreclosed properties were insignificant at September 30, 2022, compared to $1 million at December 31, 2021. Retail loans secured by residential real estate properties in process of foreclosure included in nonaccrual loans were insignificant at September 30, 2022, compared to none at December 31, 2021.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries
Troubled Debt Restructurings
The following table details the amortized cost basis at September 30, 2022 and 2021 of loans considered to be TDRs that were restructured during the three- and nine-month periods ended September 30, 2022 and 2021, by type of modification. In cases of loans with more than one type of modification, the loans were categorized based on the most significant modification.

	2022			2021 (a)
	Type of Modification			Type of Modification
(in millions)	Principal Deferrals (b)	Interest Rate Reductions	Total Modifications	Principal Deferrals (b)	Interest Rate Reductions	Total Modifications
Three Months Ended September 30,
Business loans:
Commercial	$27	$—	$27	$—	$—	$—
Commercial mortgage:
Other business lines (c)	7	—	7	—	—	—
Total business loans	34	—	34	—	—	—
Retail loans:
Residential mortgage	—	5	5	—	—	—
Total loans	$34	$5	$39	$—	$—	$—
Nine Months Ended September 30,
Business loans:
Commercial	$34	$—	$34	$—	$—	$—
Real estate construction:
Other business lines (c)	3	—	$3	—	—	—
Commercial mortgage:
Other business lines (c)	15	—	15	—	—	—
Total business loans	52	—	52	—	—	—
Retail loans:
Residential mortgage	—	5	5	—	—	—
Consumer:
Home equity (d)	1	—	1	—	1	1
Total loans	$53	$5	$58	$—	$1	$1
(a)Under the provisions of the CARES Act, qualifying COVID-19-related modifications, primarily principal deferrals, were not considered TDRs during the nine months ended September 30, 2021.
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
The Corporation charges interest on principal balances outstanding during deferral periods. Additionally, none of the modifications involved forgiveness of principal. Commitments to lend additional funds to borrowers whose terms have been modified in TDRs were $1 million at September 30, 2022 compared to none at December 31, 2021, respectively. On an ongoing basis, the Corporation monitors the performance of modified loans to their restructured terms. The allowance for loan losses continues to be reassessed on the basis of an individual evaluation of the loan.
For principal deferrals, incremental deterioration in the credit quality of the loan, represented by a downgrade in the risk rating of the loan, for example, due to missed interest payments or a reduction of collateral value, is considered a subsequent default. For interest rate reductions, a subsequent payment default is defined in terms of delinquency, when a principal or interest payment is 90 days past due. Of the TDRs modified during the twelve-month periods ended September 30, 2022 and 2021, there were $6 million subsequent defaults of principal deferrals and no interest rate reductions for the three- and nine-month periods ended September 30, 2022, compared to insignificant subsequent defaults of principal deferrals or interest rate reductions in the comparable period in 2021.

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
Included in the fair value of derivative instruments are credit valuation adjustments reflecting counterparty credit risk. These adjustments are determined by applying a credit spread for the counterparty or the Corporation, as appropriate, to the total expected exposure of the derivative. Master netting arrangements effectively reduce credit valuation adjustments by permitting settlement of positive and negative positions and offset cash collateral held with the same counterparty on a net basis. Bilateral collateral agreements require daily exchange of cash or highly rated securities issued by the U.S. Treasury or other U.S. government entities to collateralize amounts due to either party. At September 30, 2022, counterparties with bilateral collateral agreements deposited $196 million of cash with the Corporation to secure the fair value of contracts in an unrealized gain position, and the Corporation had pledged $127 million of marketable investment securities and posted $280 million of cash as collateral for contracts in an unrealized loss position. For those counterparties not covered under bilateral collateral agreements, collateral is obtained, if deemed necessary, based on the results of management’s credit evaluation of the counterparty. Collateral varies, but may include cash, investment securities, accounts receivable, equipment or real estate.
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

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries
The following table presents the composition of the Corporation’s derivative instruments held or issued for risk management purposes or in connection with customer-initiated and other activities at September 30, 2022 and December 31, 2021. The table excludes a derivative related to the Corporation's 2008 sale of its remaining ownership of Visa shares and includes accrued interest receivable and payable.

	September 30, 2022			December 31, 2021
		Fair Value			Fair Value
(in millions)	Notional/ Contract Amount (a)	Gross Derivative Assets	Gross Derivative Liabilities	Notional/ Contract Amount (a)	Gross Derivative Assets	Gross Derivative Liabilities
Risk management purposes
Derivatives designated as hedging instruments
Interest rate contracts:
Fair value swaps - receive fixed/pay floating	$3,150	$—	$—	$2,650	$—	$—
Cash flow swaps - receive fixed/pay floating (b)	26,100	—	109	8,050	—	—
Derivatives used as economic hedges
Foreign exchange contracts:
Spot, forwards and swaps	460	4	3	452	—	2
Total risk management purposes	29,710	4	112	11,152	—	2
Customer-initiated and other activities
Interest rate contracts:
Caps and floors written	924	—	23	809	—	3
Caps and floors purchased	924	23	—	809	3	—
Swaps	18,623	189	609	19,382	236	66
Total interest rate contracts	20,471	212	632	21,000	239	69
Energy contracts:
Caps and floors written	4,076	—	544	1,779	—	203
Caps and floors purchased	4,076	544	—	1,779	204	—
Swaps	6,590	781	772	4,212	466	459
Total energy contracts	14,742	1,325	1,316	7,770	670	662
Foreign exchange contracts:
Spot, forwards, options and swaps	2,458	76	71	1,716	19	14
Total customer-initiated and other activities	37,671	1,613	2,019	30,486	928	745
Total gross derivatives	$67,381	1,617	2,131	$41,638	928	747
Amounts offset in the Consolidated Balance Sheets:
Netting adjustment - Offsetting derivative assets/liabilities		(785)	(785)		(187)	(187)
Netting adjustment - Cash collateral received/posted		(194)	(277)		(15)	(452)
Net derivatives included in the Consolidated Balance Sheets (c)		638	1,069		726	108
Amounts not offset in the Consolidated Balance Sheets:
Marketable securities pledged under bilateral collateral agreements		(28)	(128)		—	(52)
Net derivatives after deducting amounts not offset in the Consolidated Balance Sheets		$610	$941		$726	$56
(a)Notional or contractual amounts, which represent the extent of involvement in the derivatives market, are used to determine the contractual cash flows required in accordance with the terms of the agreement. These amounts are typically not exchanged, significantly exceed amounts subject to credit or market risk and are not reflected in the Consolidated Balance Sheets.
(b)September 30, 2022 included $10.8 billion of forward starting swaps that will become effective on their contractual start dates in 2022, 2023 and 2024.
(c)Net derivative assets are included in accrued income and other assets and net derivative liabilities are included in accrued expenses and other liabilities on the Consolidated Balance Sheets. Included in the fair value of net derivative assets and net derivative liabilities are credit valuation adjustments reflecting counterparty credit risk and credit risk of the Corporation. The fair value of net derivative assets included credit valuation adjustments for counterparty credit risk of $3 million and $9 million at September 30, 2022 and December 31, 2021, respectively.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries
Risk Management
The Corporation's derivative instruments used for managing interest rate risk include cash flow hedging strategies that convert variable-rate loans to fixed rates and fair value hedging strategies that convert fixed-rate medium- and long-term debt to variable rates. Interest and fees on loans included $(2) million and $24 million of cash flow hedge (loss) income for the three-month periods ended September 30, 2022 and 2021, respectively, and $45 million and $72 million for the nine-month periods ended September 30, 2022 and 2021, respectively.
The following table details the effects of fair value hedging on the Consolidated Statements of Comprehensive Income.

	Interest on Medium- and Long-Term Debt
	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2022	2021	2022	2021
Total interest on medium- and long-term debt (a)	$26	$9	$47	$27
Fair value hedging relationships:
Interest rate contracts:
Hedged items	28	25	79	76
Derivatives designated as hedging instruments	(2)	(17)	(32)	(51)
(a) Includes the effects of hedging.
    For information on accumulated net (losses) gains on cash flow hedges, refer to Note 8.
    The following tables summarize the expected weighted average remaining maturity of the notional amount of risk management interest rate swaps, the weighted average interest rates associated with amounts expected to be received or paid on interest rate swap agreements, and for fair value swaps, the carrying amount of the related hedged items, as of September 30, 2022 and December 31, 2021.
Cash flow swaps - receive fixed/pay floating rate on variable-rate loans

	September 30, 2022	December 31, 2021
Weighted average:
Time to maturity (in years)	4.7	2.4
Receive rate (a)	2.20%	1.84%
Pay rate (a), (b)	2.48	0.10
(a)Excludes forward starting swaps not effective as of the period shown. September 30, 2022 excluded $10.8 billion of forward starting swaps. December 31, 2021 excluded $3.0 billion of forward starting swaps.
(b)Variable rates paid on receive fixed swaps designated as cash flow hedges are based on one-month LIBOR, BSBY or Secured Overnight Financing Rate (SOFR) rates in effect at September 30, 2022 and December 31, 2021. Derivative contracts with maturity dates beyond the LIBOR cessation date will fall back to the daily SOFR with a spread adjustment.
Fair value swaps - receive fixed/pay floating rate on medium- and long-term debt

(dollar amounts in millions)	September 30, 2022	December 31, 2021
Carrying value of hedged items (a)	$3,016	$2,796
Weighted average:
Time to maturity (in years)	4.2	3.6
Receive rate	3.52%	3.68%
Pay rate (b)	3.87	1.08
(a)Included $(132) million and $145 million of cumulative hedging adjustments at September 30, 2022 and December 31, 2021, respectively, which included $4 million and $5 million, respectively, of hedging adjustment on a discontinued hedging relationship.
(b)Floating rates paid on receive fixed swaps designated as fair value hedges are based on one-month LIBOR rates in effect at September 30, 2022 and December 31, 2021. Derivative contracts with maturity dates beyond the LIBOR cessation date will fall back to the daily SOFR with a spread adjustment.
Customer-Initiated and Other
The Corporation enters into derivative transactions at the request of customers and generally takes offsetting positions with dealer counterparties to mitigate the inherent market risk. Income primarily results from the spread between the customer derivative and the offsetting dealer position.
For customer-initiated foreign exchange contracts where offsetting positions have not been taken, the Corporation manages the remaining inherent market risk through individual foreign currency position limits and aggregate value-at-risk limits. These limits are established annually and reviewed quarterly. For those customer-initiated derivative contracts which

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries
were not offset or where the Corporation holds a position within the limits described above, the Corporation recognized $1 million in net gains in other noninterest income on the Consolidated Statements of Comprehensive Income for the three months ended September 30, 2022 and recognized no net gains and losses for the three months ended September 30, 2021 and nine months ended September 30, 2022 and 2021, respectively.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2022	2021	2022	2021
Interest rate contracts	$9	$2	$28	$26
Energy contracts	14	7	22	13
Foreign exchange contracts	12	11	36	33
Total	$35	$20	$86	$72
Credit-Related Financial Instruments
The Corporation issues off-balance sheet financial instruments in connection with commercial and consumer lending activities. The Corporation’s credit risk associated with these instruments is represented by the contractual amounts indicated in the following table.

(in millions)	September 30, 2022	December 31, 2021
Unused commitments to extend credit:
Commercial and other	$29,530	$25,910
Bankcard, revolving credit and home equity loan commitments	3,936	3,554
Total unused commitments to extend credit	$33,466	$29,464
Standby letters of credit	$3,390	$3,378
Commercial letters of credit	34	44
The Corporation maintains an allowance to cover current expected credit losses inherent in lending-related commitments, including unused commitments to extend credit, letters of credit and financial guarantees. The allowance for credit losses on lending-related commitments, included in accrued expenses and other liabilities on the Consolidated Balance Sheets, was $48 million and $30 million at September 30, 2022 and December 31, 2021, respectively.
Unused Commitments to Extend Credit
Commitments to extend credit are legally binding agreements to lend to a customer, provided there is no violation of any condition established in the contract. These commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many commitments expire without being drawn upon, the total contractual amount of commitments does not necessarily represent future cash requirements of the Corporation. Commercial and other unused commitments are primarily variable rate commitments. The allowance for credit losses on lending-related commitments included $44 million at September 30, 2022 and $27 million at December 31, 2021 for expected credit losses inherent in the Corporation’s unused commitments to extend credit.
Standby and Commercial Letters of Credit
Standby letters of credit represent conditional obligations of the Corporation which guarantee the performance of a customer to a third party. Standby letters of credit are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing and similar transactions. Commercial letters of credit are issued to finance foreign or domestic trade transactions. These contracts expire in decreasing amounts through the year 2028. The Corporation may enter into participation arrangements with third parties that effectively reduce the maximum amount of future payments which may be required under standby and commercial letters of credit. These risk participations covered $110 million and $98 million at September 30, 2022 and December 31, 2021, respectively, of the $3.4 billion of standby and commercial letters of credit outstanding at both September 30, 2022 and December 31, 2021.
The carrying value of the Corporation’s standby and commercial letters of credit, included in accrued expenses and other liabilities on the Consolidated Balance Sheets, totaled $32 million at September 30, 2022, including $28 million in

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries
deferred fees and $4 million in the allowance for credit losses on lending-related commitments. At December 31, 2021, the comparable amounts were $32 million, $29 million and $3 million, respectively.
The following table presents a summary of criticized standby and commercial letters of credit at September 30, 2022 and December 31, 2021. The Corporation's criticized list is generally consistent with the Special Mention, Substandard and Doubtful categories defined by regulatory authorities. The Corporation manages credit risk through underwriting, periodically reviewing and approving its credit exposures using Board committee approved credit policies and guidelines.

(dollar amounts in millions)	September 30, 2022	December 31, 2021
Total criticized standby and commercial letters of credit	$35	$37
As a percentage of total outstanding standby and commercial letters of credit	1.0%	1.1%
Other Credit-Related Financial Instruments
The Corporation enters into credit risk participation agreements, under which the Corporation assumes credit exposure associated with a borrower’s performance related to certain interest rate derivative contracts. The Corporation is not a party to the interest rate derivative contracts and only enters into these credit risk participation agreements in instances in which the Corporation is also a party to the related loan participation agreements for such borrowers. The Corporation manages its credit risk on the credit risk participation agreements by monitoring the creditworthiness of the borrowers, which is based on the normal credit review process as if the Corporation had entered into the derivative instruments directly with the borrower. The notional amount of such credit risk participation agreements reflects the pro-rata share of the derivative instrument, consistent with its share of the related participated loan. The total notional amount of the credit risk participation agreements was approximately $894 million and $1.1 billion at September 30, 2022 and December 31, 2021, respectively, and the fair value was insignificant at September 30, 2022 and $1 million at December 31, 2021. The maximum estimated exposure to these agreements, as measured by projecting a maximum value of the guaranteed derivative instruments, assuming 100 percent default by all obligors on the maximum values, was insignificant at September 30, 2022 and $30 million at December 31, 2021. In the event of default, the lead bank has the ability to liquidate the assets of the borrower, in which case the lead bank would be required to return a percentage of the recouped assets to the participating banks. As of September 30, 2022, the weighted average remaining maturity of outstanding credit risk participation agreements was 3.9 years.
In 2008, the Corporation sold its remaining ownership of Visa Class B shares and entered into a derivative contract. Under the terms of the derivative contract, the Corporation will compensate the counterparty primarily for dilutive adjustments made to the conversion factor of the Visa Class B shares to Class A shares based on the ultimate outcome of litigation involving Visa. Conversely, the Corporation will be compensated by the counterparty for any increase in the conversion factor from anti-dilutive adjustments. The notional amount of the derivative contract was equivalent to approximately 780,000 Visa Class B Shares. The fair value of the derivative liability, included in accrued expenses and other liabilities on the Consolidated Balance Sheets, was $12 million and $13 million at September 30, 2022 and December 31, 2021, respectively.
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
The Corporation accounts for its interests in LIHTC entities using the proportional amortization method. Ownership interests in other tax credit entities are accounted for under either the cost or equity method. Exposure to loss as a result of the Corporation's involvement in LIHTC entities and other tax credit entities at September 30, 2022 was limited to $451 million and $18 million, respectively.
Investment balances, including all legally binding commitments to fund future investments, are included in accrued income and other assets on the Consolidated Balance Sheets. A liability is recognized in accrued expenses and other liabilities

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries
on the Consolidated Balance Sheets for all legally binding unfunded commitments to fund tax credit entities ($176 million at September 30, 2022). Amortization and other write-downs of LIHTC investments are presented on a net basis as a component of the provision for income taxes on the Consolidated Statements of Comprehensive Income, while amortization and write-downs of other tax credit investments are recorded in other noninterest income. The income tax credits and deductions are recorded as a reduction of income tax expense and a reduction of federal income taxes payable.
The Corporation provided no financial or other support that was not contractually required to any of the above VIEs during the nine months ended September 30, 2022 and 2021.
The following table summarizes the impact of these tax credit entities on the Corporation’s Consolidated Statements of Comprehensive Income.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2022	2021	2022	2021
Provision for income taxes:
Amortization of LIHTC investments	$19	$18	$54	$53
Low income housing tax credits	(18)	(17)	(51)	(50)
Other tax benefits related to tax credit entities	(5)	(5)	(14)	(13)
Total provision for income taxes	$(4)	$(4)	$(11)	$(10)
For further information on the Corporation’s consolidation policy, see Note 1 to the consolidated financial statements in the Corporation's 2021 Annual Report.
NOTE 7 - MEDIUM- AND LONG-TERM DEBT
Medium- and long-term debt is summarized as follows:

(in millions)	September 30, 2022	December 31, 2021
Parent company
Subordinated notes:
3.80% subordinated notes due 2026 (a)	$236	$265
Medium- and long-term notes:
3.70% notes due July 2023(a)	840	877
4.00% notes due 2029 (a)	510	594
Total medium- and long-term notes	1,350	1,471
Total parent company	1,586	1,736
Subsidiaries
Subordinated notes:
4.00% subordinated notes due 2025 (a)	331	363
7.875% subordinated notes due 2026 (a)	166	190
5.332% subordinated notes due 2033 (a)	458	—
Total subordinated notes	955	553
Medium- and long-term notes:
2.50% notes due 2024 (a)	475	507
Total subsidiaries	1,430	1,060
Total medium- and long-term debt	$3,016	$2,796
(a)The fixed interest rates on these notes have been swapped to a variable rate and designated in a hedging relationship. Accordingly, carrying value has been adjusted to reflect the change in the fair value of the debt as a result of changes in the benchmark rate.
Subordinated notes with remaining maturities greater than one year qualify as Tier 2 capital.
Comerica Bank (the Bank), a wholly-owned subsidiary of the Corporation, is a member of the FHLB, which provides short-and long-term funding to its members through advances collateralized by real estate-related assets. Borrowing capacity is contingent on the amount of collateral available to be pledged to the FHLB. At September 30, 2022, $17.9 billion of real estate-related loans and $1.1 billion of investment securities were pledged to the FHLB as collateral for $500 million in short-term advances and providing an additional $9.6 billion of potential future borrowings.
In third quarter 2022, the Bank issued $500 million of fixed-to-floating rate subordinated notes due in 2033, with a rate of 5.332% for the first ten years. The rate on the subordinated notes will reset on August 25, 2032 to Secured Overnight Financing Rate (SOFR) plus 261 basis points until called or matured. Additionally, the Bank entered into a fair value fixed-to-

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries
floating rate swap in which the Bank received a fixed rate of 2.67% and will pay a floating rate based on the SOFR for the first 10 years.
Unamortized debt issuance costs deducted from the carrying amount of medium- and long-term debt totaled $9 million and $7 million at September 30, 2022 and December 31, 2021, respectively.

NOTE 8 - ACCUMULATED OTHER COMPREHENSIVE LOSS
The following table presents a reconciliation of the changes in the components of accumulated other comprehensive loss and details the components of other comprehensive loss for the nine months ended September 30, 2022 and 2021, including the amount of income tax benefit allocated to each component of other comprehensive loss.

	Nine Months Ended September 30,
(in millions)	2022	2021
Accumulated net unrealized losses on investment securities:
Balance at beginning of period, net of tax	$(99)	$211
Net unrealized losses arising during the period	(2,977)	(280)
Less: Benefit for income taxes	(701)	(66)
Change in net unrealized losses on investment securities, net of tax	(2,276)	(214)
Balance at end of period, net of tax	$(2,375)	$(3)
Accumulated net (losses) gains on cash flow hedges:
Balance at beginning of period, net of tax	$55	$155
Net cash flow hedge losses arising during the period	(1,397)	(13)
Less: Benefit for income taxes	(329)	(3)
Change in net cash flow hedge (losses) gains arising during the period, net of tax	(1,068)	(10)
Less:
Net cash flow hedge gains included in interest and fees on loans	45	72
Less: Provision for income taxes	11	16
Reclassification adjustment for net cash flow hedge gains included in net income, net of tax	34	56
Change in net cash flow hedge (losses) gains, net of tax	(1,102)	(66)
Balance at end of period, net of tax (a)	$(1,047)	$89
Accumulated defined benefit pension and other postretirement plans adjustment:
Balance at beginning of period, net of tax	$(168)	$(302)
Amounts recognized in other noninterest expenses:
Amortization of actuarial net loss	21	30
Amortization of prior service credit	(18)	(19)
Total amounts recognized in other noninterest expenses	3	11
Less: Provision for income taxes	—	2
Adjustment for amounts recognized as components of net periodic benefit credit during the period, net of tax	3	9
Change in defined benefit pension and other postretirement plans adjustment, net of tax	3	9
Balance at end of period, net of tax	$(165)	$(293)
Total accumulated other comprehensive loss at end of period, net of tax	$(3,587)	$(207)
(a)The Corporation expects to reclassify $342 million of losses, net of tax, from accumulated other comprehensive loss to earnings over the next twelve months if interest yield curves and notional amounts remain at September 30, 2022 levels.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries
NOTE 9 - NET INCOME PER COMMON SHARE
Basic and diluted net income per common share are presented in the following table.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except per share data)	2022	2021	2022	2021
Basic and diluted
Net income	$351	$262	$801	$940
Less:
Income allocated to participating securities	2	1	4	4
Preferred stock dividends	6	6	17	17
Net income attributable to common shares	$343	$255	$780	$919
Basic average common shares	131	133	131	136
Basic net income per common share	$2.63	$1.92	$5.96	$6.75
Basic average common shares	131	133	131	136
Dilutive common stock equivalents:
Net effect of the assumed exercise of stock awards	1	1	2	2
Diluted average common shares	132	134	133	138
Diluted net income per common share	$2.60	$1.90	$5.88	$6.67
The following average shares related to outstanding options to purchase shares of common stock were not included in the computation of diluted net income per common share because the options were anti-dilutive for the period.

	Three Months Ended September 30,		Nine Months Ended September 30,
(average outstanding options in thousands)	2022	2021	2022	2021
Average outstanding options	373	440	337	443
Range of exercise prices	$79.01 - $95.25	$73.24 - $95.25	$70.18 - $95.25	$73.24 - $95.25

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

Qualified Defined Benefit Pension Plan	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2022	2021	2022	2021
Service cost	$9	$10	$28	$29
Other components of net benefit credit:
Interest cost	16	16	47	46
Expected return on plan assets	(51)	(51)	(151)	(152)
Amortization of prior service credit	(4)	(5)	(11)	(14)
Amortization of net loss	4	7	14	22
Total other components of net benefit credit	(35)	(33)	(101)	(98)
Net periodic defined benefit credit	$(26)	$(23)	$(73)	$(69)

Non-Qualified Defined Benefit Pension Plan	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2022	2021	2022	2021
Service cost	$1	$—	$2	$1
Other components of net benefit cost:
Interest cost	1	2	4	5
Amortization of prior service credit	(2)	(2)	(7)	(5)
Amortization of net loss	3	3	7	8
Total other components of net benefit cost	2	3	4	8
Net periodic defined benefit cost	$3	$3	$6	$9

Postretirement Benefit Plan	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2022	2021	2022	2021
Other components of net benefit credit:
Interest cost	$1	$1	$1	$1
Expected return on plan assets	(1)	(1)	(2)	(2)
Net periodic defined benefit credit	$—	$—	$(1)	$(1)

NOTE 11 - INCOME TAXES AND TAX-RELATED ITEMS
Net unrecognized tax benefits were $17 million and $18 million at September 30, 2022 and December 31, 2021, respectively. The Corporation anticipates that it is reasonably possible that final settlement of state tax issues will result in a favorable change to net unrecognized tax benefits of $5 million and penalties and interest of $4 million within the next twelve months. Included in accrued expenses and other liabilities on the Consolidated Balance Sheets was a liability for tax-related interest and penalties of $5 million and $6 million at September 30, 2022 and December 31, 2021, respectively.
Net deferred tax assets were $1.1 billion at September 30, 2022, compared to $9 million at December 31, 2021. The increase of $1.1 billion in net deferred tax assets resulted primarily from increases to deferred tax assets related to net unrealized losses on investment securities available-for-sale and hedging gains and losses. Included in deferred tax assets at both September 30, 2022 and December 31, 2021 were $3 million of state net operating loss (NOL) carryforwards and $3 million of federal foreign tax carryforwards. State net operating loss carryforwards expire between 2022 and 2031 and federal foreign tax credit carryforwards expire between 2028 and 2030. The Corporation believes that it is more likely than not that the benefit from federal foreign tax credits and certain state NOL carryforwards will not be realized and, accordingly, maintains a federal valuation allowance of $3 million at both September 30, 2022 and December 31, 2021 and a state valuation allowance of $3 million and $2 million at September 30, 2022 and December 31, 2021, respectively. The determination regarding valuation allowance was based on evidence of loss carryback capacity, projected future reversals of existing taxable temporary differences to absorb the deferred tax assets and assumptions made regarding future events.

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
For matters where a loss is not probable, the Corporation has not established an accrual. The Corporation believes the estimate of the aggregate range of reasonably possible losses, in excess of established accruals, for all legal proceedings and regulatory matters in which it is involved is from zero to approximately $80 million at September 30, 2022. This estimated aggregate range of reasonably possible losses is based upon currently available information for those legal proceedings and regulatory matters in which the Corporation is involved, taking into account the Corporation’s best estimate of such losses for those legal cases and regulatory matters for which such estimate can be made. For certain legal cases and regulatory matters, the Corporation does not believe that an estimate can currently be made. The Corporation’s estimate involves significant judgment, given the varying stages of the legal proceedings and regulatory matters (including the fact many are currently in preliminary stages), the existence in certain legal proceedings of multiple defendants (including the Corporation) whose share of liability has yet to be determined, the numerous yet-unresolved issues in many of the legal proceedings and regulatory matters (including issues regarding class certification and the scope of many of the claims) and the attendant uncertainty of the various potential outcomes of such legal proceedings and regulatory matters. Accordingly, the Corporation’s estimate will change from time to time, and actual losses may be more or less than the current estimate.
In the event of unexpected future developments, it is possible the ultimate resolution of these matters, if unfavorable, may be material to the Corporation's consolidated financial condition, results of operations or cash flows.
For information regarding income tax contingencies, refer to Note 11.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries
NOTE 13 - STRATEGIC LINES OF BUSINESS
The Corporation has strategically aligned its operations into three major business segments: the Commercial Bank, the Retail Bank and Wealth Management. These business segments are differentiated based on the type of customer and the related products and services provided. In addition to the three major business segments, the Finance Division is also reported as a segment. Business segment results are produced by the Corporation’s internal management accounting system. This system measures financial results based on the internal business unit structure of the Corporation. The performance of the business segments is not comparable with the Corporation's consolidated results and is not necessarily comparable with similar information for any other financial institution. Additionally, because of the interrelationships of the various segments, the information presented is not indicative of how the segments would perform if they operated as independent entities. The management accounting system assigns balance sheet and income statement items to each business segment using certain methodologies, which are regularly reviewed and refined. From time to time, the Corporation may make reclassifications among the segments to more appropriately reflect management's current view of the segments, and methodologies may be modified as the management accounting system is enhanced and changes occur in the organizational structure and/or product lines. For comparability purposes, amounts in all periods are based on business unit structure and methodologies in effect at September 30, 2022.
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

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries
Business segment financial results are as follows:

	Commercial Bank	Retail Bank	Wealth Management	Finance	Other	Total
(dollar amounts in millions)
Three Months Ended September 30, 2022
Earnings summary:
Net interest income (expense)	$478	$188	$55	$(22)	$8	$707
Provision for credit losses	16	2	5	—	5	28
Noninterest income	169	29	77	6	(3)	278
Noninterest expenses	242	170	87	—	3	502
Provision (benefit) for income taxes	94	11	10	(6)	(5)	104
Net income (loss)	$295	$34	$30	$(10)	$2	$351
Net credit-related charge-offs	$6	$—	$—	$—	$7	$13
Selected average balances:
Assets	$48,323	$2,799	$5,097	$22,133	$7,070	$85,422
Loans	44,043	2,066	4,973	—	31	51,113
Deposits	41,471	26,665	5,293	383	164	73,976
Statistical data:
Return on average assets (a)	2.42%	0.51%	2.08%	n/m	n/m	1.63%
Efficiency ratio (b)	37.54	76.81	65.92	n/m	n/m	50.75
Three Months Ended September 30, 2021
Earnings summary:
Net interest income (expense)	$406	$149	$40	$(124)	$4	$475
Provision for credit losses	(25)	(5)	(13)	—	1	(42)
Noninterest income	169	32	69	10	—	280
Noninterest expenses	223	159	79	—	4	465
Provision (benefit) for income taxes	83	4	10	(27)	—	70
Net income (loss)	$294	$23	$33	$(87)	$(1)	$262
Net credit-related charge-offs (recoveries)	$4	$(1)	$(1)	$—	$—	$2
Selected average balances:
Assets	$43,366	$3,105	$4,956	$17,922	$22,004	$91,353
Loans	41,037	2,297	4,829	—	(28)	48,135
Deposits	46,641	26,088	5,209	977	200	79,115
Statistical data:
Return on average assets (a)	2.33%	0.34%	2.36%	n/m	n/m	1.14%
Efficiency ratio (b)	38.40	87.18	72.83	n/m	n/m	61.13
(a)Return on average assets is calculated based on the greater of average assets or average liabilities and attributed equity.
(b)Noninterest expenses as a percentage of the sum of net interest income and noninterest income excluding a derivative contract tied to the conversion rate of Visa Class B shares and changes in the value of shares obtained through monetization of warrants.
n/m – not meaningful

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

(dollar amounts in millions)	Commercial Bank	Retail Bank	Wealth Management	Finance	Other	Total
Nine Months Ended September 30, 2022
Earnings summary:
Net interest income (expense)	$1,232	$464	$138	$(118)	$8	$1,724
Provision for credit losses	1	7	11	—	8	27
Noninterest income	461	89	226	36	(22)	790
Noninterest expenses	713	507	259	—	(22)	1,457
Provision (benefit) for income taxes	229	9	23	(25)	(7)	229
Net income (loss)	$750	$30	$71	$(57)	$7	$801
Net credit-related charge-offs (recoveries)	$17	$(1)	$(2)	$—	$7	$21
Selected average balances:
Assets	$46,992	$2,791	$4,974	$20,824	$12,859	$88,440
Loans	42,928	2,031	4,841	—	15	49,815
Deposits	43,733	26,890	5,520	527	201	76,871
Statistical data:
Return on average assets (a)	2.07%	0.16%	1.60%	n/m	n/m	1.21%
Efficiency ratio (b)	41.93	90.59	71.16	n/m	n/m	57.67
Nine Months Ended September 30, 2021
Earnings summary:
Net interest income (expense)	$1,189	$427	$125	$(368)	$10	$1,383
Provision for credit losses	(325)	(6)	(29)	—	1	(359)
Noninterest income	495	90	207	31	11	834
Noninterest expenses	641	481	232	1	20	1,375
Provision (benefit) for income taxes	307	5	29	(78)	(2)	261
Net income (loss)	$1,061	$37	$100	$(260)	$2	$940
Net credit-related (recoveries) charge-offs	$(6)	$1	$(1)	$—	$—	$(6)
Selected average balances:
Assets	$44,114	$3,321	$5,059	$17,451	$18,004	$87,949
Loans	42,087	2,483	4,940	—	(2)	49,508
Deposits	43,844	25,334	5,047	969	177	75,371
Statistical data:
Return on average assets (a)	3.00%	0.19%	2.49%	n/m	n/m	1.43%
Efficiency ratio (b)	37.96	92.26	69.80	n/m	n/m	61.80
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

	Commercial Bank	Retail Bank	Wealth Management	Finance & Other	Total
(in millions)
Three Months Ended September 30, 2022
Revenue from contracts with customers:
Card fees	$56	$10	$1	$—	$67
Fiduciary income	—	—	58	—	58
Service charges on deposit accounts	34	15	1	—	50
Commercial loan servicing fees (a)	5	—	—	—	5
Brokerage fees	—	—	6	—	6
Other noninterest income (b)	2	3	7	—	12
Total revenue from contracts with customers	97	28	73	—	198
Other sources of noninterest income	72	1	4	3	80
Total noninterest income	$169	$29	$77	$3	$278
Three Months Ended September 30, 2021
Revenue from contracts with customers:
Card fees	$60	$11	$1	$—	$72
Fiduciary income	—	—	58	—	58
Service charges on deposit accounts	34	14	2	—	50
Commercial loan servicing fees (a)	5	—	—	—	5
Brokerage fees	—	—	3	—	3
Other noninterest income (b)	(3)	5	4	—	6
Total revenue from contracts with customers	96	30	68	—	194
Other sources of noninterest income	73	2	1	10	86
Total noninterest income	$169	$32	$69	$10	$280
Nine Months Ended September 30, 2022
Revenue from contracts with customers:
Card fees	$171	$31	$3	$—	$205
Fiduciary income	—	—	178	—	178
Service charges on deposit accounts	101	43	4	—	148
Commercial loan servicing fees (a)	14	—	—	—	14
Brokerage fees	—	—	14	—	14
Other noninterest income (b)	6	13	18	—	37
Total revenue from contracts with customers	292	87	217	—	596
Other sources of noninterest income	169	2	9	14	194
Total noninterest income	$461	$89	$226	$14	$790
Nine Months Ended September 30, 2021
Revenue from contracts with customers:
Card fees	$192	$32	$3	$—	$227
Fiduciary income	—	—	171	—	171
Service charges on deposit accounts	101	40	4	—	145
Commercial loan servicing fees (a)	15	—	—	—	15
Brokerage fees	—	—	11	—	11
Other noninterest income (b)	6	12	13	—	31
Total revenue from contracts with customers	314	84	202	—	600
Other sources of noninterest income	181	6	5	42	234
Total noninterest income	$495	$90	$207	$42	$834
(a)Included in commercial lending fees on the Consolidated Statements of Comprehensive Income.
(b)Excludes derivative, warrant and other miscellaneous income.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries
Adjustments to revenue during the three- and nine-month periods ended September 30, 2022 and 2021 for refunds or credits relating to prior periods were not significant.
Revenue from contracts with customers did not generate significant contract assets and liabilities.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS
This report includes forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. In addition, the Corporation may make other written and oral communications from time to time that contain such statements. All statements regarding the Corporation's expected financial position, strategies and growth prospects and general economic conditions expected to exist in the future are forward-looking statements. The words, "anticipates," "believes," "contemplates," "feels," "expects," "estimates," "seeks," "strives," "plans," "intends," "outlook," "forecast," "position," "target," "mission," "assume," "achievable," "potential," "strategy," "goal," "aspiration," "opportunity," "initiative," "outcome," "continue," "remain," "maintain," "on track," "trend," "objective," "looks forward," "projects," "models," and variations of such words and similar expressions, or future or conditional verbs such as "will," "would," "should," "could," "might," "can," "may" or similar expressions, as they relate to the Corporation or its management, are intended to identify forward-looking statements. These forward-looking statements are predicated on the beliefs and assumptions of the Corporation's management based on information known to the Corporation's management as of the date of this report and do not purport to speak as of any other date. Forward-looking statements may include descriptions of plans and objectives of the Corporation's management for future or past operations, products or services and forecasts of the Corporation's revenue, earnings or other measures of economic performance, including statements of profitability, business segments and subsidiaries as well as estimates of credit trends and global stability. Such statements reflect the view of the Corporation's management as of this date with respect to future events and are subject to risks and uncertainties. Should one or more of these risks materialize or should underlying beliefs or assumptions prove incorrect, the Corporation's actual results could differ materially from those discussed. Factors that could cause or contribute to such differences include credit risks (unfavorable developments concerning credit quality; declines or other changes in the businesses or industries of the Corporation's customers; and changes in customer behavior); market risks (changes in monetary and fiscal policies; fluctuations in interest rates and their impact on deposit pricing; and transitions away from LIBOR towards new interest rate benchmarks); liquidity risks (the Corporation's ability to maintain adequate sources of funding and liquidity; reductions in the Corporation's credit rating; and the interdependence of financial service companies); technology risks (cybersecurity risks and heightened legislative and regulatory focus on cybersecurity and data privacy); operational risks (operational, systems or infrastructure failures; reliance on other companies to provide certain key components of business infrastructure; the impact of legal and regulatory proceedings or determinations; losses due to fraud; and controls and procedures failures); compliance risks (changes in regulation or oversight, or changes in the Corporation’s status with respect to existing regulations or oversight; the effects of stringent capital requirements; and the impacts of future legislative, administrative or judicial changes to tax regulations); strategic risks (damage to the Corporation's reputation; the Corporation's ability to utilize technology to efficiently and effectively develop, market and deliver new products and services; competitive product and pricing pressures among financial institutions within the Corporation's markets; the implementation of the Corporation's strategies and business initiatives; management's ability to maintain and expand customer relationships; management's ability to retain key officers and employees; and any future strategic acquisitions or divestitures); and other general risks (impacts from the COVID-19 global pandemic; changes in general economic, political or industry conditions; the effectiveness of methods of reducing risk exposures; the effects of catastrophic events; changes in accounting standards and the critical nature of the Corporation's accounting policies; and the volatility of the Corporation's stock price). The Corporation cautions that the foregoing list of factors is not all-inclusive. For discussion of factors that may cause actual results to differ from expectations, please refer to our filings with the Securities and Exchange Commission. In particular, please refer to “Item 1A. Risk Factors” beginning on page 13 of the Corporation's Annual Report on Form 10-K for the year ended December 31, 2021. Forward-looking statements speak only as of the date they are made. The Corporation does not undertake to update forward-looking statements to reflect facts, circumstances, assumptions or events that occur after the date the forward-looking statements are made. For any forward-looking statements made in this report or in any documents, the Corporation claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

RESULTS OF OPERATIONS
In accordance with Item 303(c) of Regulation S-K, the Corporation is providing a comparison of the quarter ended September 30, 2022 against the preceding sequential quarter. The Corporation believes providing a sequential discussion of its results of operations provides more relevant information for investors and stakeholders to understand and analyze the business.
Three Months Ended September 30, 2022 Compared to Three Months Ended June 30, 2022

	Three Months Ended
(dollar amounts in millions, except per share data)	September 30, 2022	June 30, 2022
Net interest income	$707	$561
Provision for credit losses	28	10
Noninterest income	278	268
Noninterest expenses	502	482
Income before income taxes	455	337
Provision for income taxes	104	76
Net income	$351	$261
Diluted earnings per common share	$2.60	$1.92
Net income for the three months ended September 30, 2022 was $351 million, an increase of $90 million compared to $261 million for the three months ended June 30, 2022. Net income per diluted common share was $2.60 and $1.92 for the three months ended September 30, 2022 and June 30, 2022, respectively, an increase of $0.68 per diluted common share.

Analysis of Net Interest Income

	Three Months Ended
	September 30, 2022			June 30, 2022
(dollar amounts in millions)	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Commercial loans (a) (b)	$30,573	$362	4.69%	$29,918	$282	3.77%
Real estate construction loans	2,457	33	5.44	2,332	24	4.05
Commercial mortgage loans	12,180	141	4.59	11,947	99	3.33
Lease financing	690	4	2.10	642	4	3.01
International loans	1,234	15	4.89	1,303	12	3.66
Residential mortgage loans	1,761	16	3.47	1,773	14	3.16
Consumer loans	2,218	26	4.77	2,112	19	3.64
Total loans (c)	51,113	597	4.64	50,027	454	3.64
Mortgage-backed securities (d)	17,752	111	2.25	16,218	93	2.07
U.S. Treasury securities (e)	2,788	8	0.97	2,811	7	0.98
Total investment securities	20,540	119	2.08	19,029	100	1.92
Interest-bearing deposits with banks (f)	5,194	33	2.12	10,861	23	0.75
Other short-term investments	165	1	0.96	176	—	0.66
Total earning assets	77,012	750	3.71	80,093	577	2.79
Cash and due from banks	1,529			1,421
Allowance for loan losses	(563)			(555)
Accrued income and other assets	7,444			7,851
Total assets	$85,422			$88,810
Money market and interest-bearing checking deposits (g)	$27,125	15	0.22	$29,513	3	0.05
Savings deposits	3,365	1	0.05	3,330	—	0.02
Customer certificates of deposit	1,632	—	0.21	1,774	1	0.18
Other time deposits	—	—	—	1	—	0.30
Foreign office time deposits	34	—	1.42	53	—	0.54
Total interest-bearing deposits	32,156	16	0.20	34,671	4	0.05
Federal funds purchased	79	1	2.50	5	—	0.64
Other short-term borrowings	65	—	3.04	—	—	—
Medium- and long-term debt	2,827	26	3.60	2,656	12	1.85
Total interest-bearing sources	35,127	43	0.48	37,332	16	0.19
Noninterest-bearing deposits	41,820			42,918
Accrued expenses and other liabilities	2,184			2,035
Shareholders’ equity	6,291			6,525
Total liabilities and shareholders’ equity	$85,422			$88,810
Net interest income/rate spread		$707	3.23		$561	2.60
Impact of net noninterest-bearing sources of funds			0.27			0.10
Net interest margin (as a percentage of average earning assets)			3.50%			2.70%
(a)Interest income on commercial loans included $(2) million and $25 million of business loan swap (loss) income for the three months ended September 30, 2022 and June 30, 2022, respectively.
(b)Included Paycheck Protection Program (PPP) loans with average balances of $67 million and $149 million, interest income of $1 million and $4 million and average yields of 7.71% and 9.63% for the three months ended September 30, 2022 and June 30, 2022, respectively.
(c)Nonaccrual loans are included in average balances reported and in the calculation of average rates.
(d)Average balances included $2.0 billion and $1.7 billion of unrealized losses for the three months ended September 30, 2022 and June 30, 2022, respectively; yields calculated gross of these unrealized losses.
(e)Average balances included $134 million and $118 million of unrealized losses for the three months ended September 30, 2022 and June 30, 2022, respectively; yields calculated gross of these unrealized losses.
(f)Average balances excluded $1.1 billion and $1.4 billion of collateral posted and netted against derivative liability positions for the three months ended September 30, 2022 and June 30, 2022, respectively; yields calculated gross of derivative netting amounts.
(g)Average balances excluded $189 million and $131 million of collateral received and netted against derivative asset positions for the three months ended September 30, 2022 and June 30, 2022, respectively; rates calculated gross of derivative netting amounts.

Rate/Volume Analysis

	Three Months Ended
	September 30, 2022/June 30, 2022
(in millions)	Increase Due to Rate	Increase (Decrease) Due to Volume (a)	Net Increase
Interest Income:
Loans	$130	$13	$143
Investment securities	4	15	19
Interest-bearing deposits with banks	42	(32)	10
Other short-term investments	1	—	1
Total interest income	177	(4)	173
Interest Expense:
Interest-bearing deposits	13	(1)	12
Short-term borrowings	—	1	1
Medium- and long-term debt	11	3	14
Total interest expense	24	3	27
Net interest income	$153	$(7)	$146
(a)Impact of additional days and interest rate swaps reflected as part of rate impact, rate/volume variances are allocated to variances due to volume.
Net interest income was $707 million for the three months ended September 30, 2022, an increase of $146 million compared to $561 million for the three months ended June 30, 2022. The increase in net interest income was driven by higher short-term rates (including the impact of interest rate swaps) and growth in loans and investment securities, partially offset by a decrease in deposits with the Federal Reserve. Net interest margin was 3.50 percent for the three months ended September 30, 2022, an increase of 80 basis points from 2.70 percent for the three months ended June 30, 2022, primarily driven by higher short-term rates and the decrease in lower-yielding deposits with the Federal Reserve.
Average earning assets decreased $3.1 billion, driven by a $5.7 billion decrease in interest-bearing deposits with banks, partially offset by increases of $1.5 billion in investment securities and $1.1 billion in loans. Average interest-bearing sources decreased $2.2 billion due to a $2.5 billion decrease in interest-bearing deposits, partially offset by a $310 million increase in purchased funds.
For further discussion of the effects of market rates on net interest income, refer to the "Market and Liquidity Risk" section of this financial review.
Provision for Credit Losses
The provision for credit losses, which includes the provision for loan losses and the provision for credit losses on lending-related commitments, increased $18 million to $28 million for the three months ended September 30, 2022, compared to $10 million for the three months ended June 30, 2022, reflecting loan growth, continued strong credit metrics and an uncertain economic environment. Net loan charge-offs were $13 million for the three months ended September 30, 2022, compared to none for the three months ended June 30, 2022, with an increase of $19 million in general Middle Market net charge-offs partially offset by a decrease of $7 million in Technology and Life Sciences net charge-offs. Provision for credit losses on lending-related commitments was relatively stable compared to the three months ended June 30, 2022.
An analysis of the allowance for credit losses and a summary of nonperforming assets are presented under the "Credit Risk" subheading in the "Risk Management" section of this financial review.

Noninterest Income

	Three Months Ended
(in millions)	September 30, 2022	June 30, 2022
Card fees	$67	$69
Fiduciary income	58	62
Service charges on deposit accounts	50	50
Derivative income	35	29
Commercial lending fees	29	30
Bank-owned life insurance	12	12
Letter of credit fees	10	9
Brokerage fees	6	4
Other noninterest income (a)	11	3
Total noninterest income	$278	$268
(a)The table below provides further details on certain categories included in other noninterest income.
Noninterest income increased $10 million to $278 million for the three months ended September 30, 2022, reflecting increases in other noninterest income, derivative income and brokerage fees, partially offset by decreases in fiduciary income and card fees. The increase in other noninterest income was primarily due to reduced losses on deferred compensation assets, which are offset in noninterest expenses. Higher derivative income was mostly due to energy, while growth in money market revenue drove the increase in brokerage fees. Fiduciary income was impacted by a seasonal decline in tax fees and reduced market performance, partially offset by higher money market rates.
    The following table presents certain categories included in other noninterest income on the Consolidated Statements of Comprehensive Income.

	Three Months Ended
(in millions)	September 30, 2022	June 30, 2022
Securities trading income	$4	$2
Insurance commissions	3	4
Investment banking fees	1	1
Principal investing and warrant-related income	1	2
Deferred compensation asset returns (a)	(3)	(14)
All other noninterest income	5	8
Other noninterest income	$11	$3
(a)    Compensation deferred by the Corporation's officers and directors is invested based on investment selections of the officers and directors. Income earned on these assets is reported in other noninterest income and the offsetting change in deferred compensation plan liabilities is reported in salaries and benefits expense.

Noninterest Expenses

	Three Months Ended
(in millions)	September 30, 2022	June 30, 2022
Salaries and benefits expense	$307	$294
Outside processing fee expense	64	62
Occupancy expense	44	40
Software expense	40	41
Equipment expense	12	13
Advertising expense	9	8
FDIC insurance expense	8	8
Other noninterest expenses	18	16
Total noninterest expenses	$502	$482
Noninterest expenses increased $20 million to $502 million, driven primarily by increases in salaries and benefits expense, occupancy expense and outside processing fee expense. Salaries and benefits expense included increases in deferred compensation expense (offset in other noninterest income and disclosed above), performance-based compensation and staff insurance, partially offset by a seasonal decrease in 401K expense. Other noninterest expenses included an increase in impairment and loss on sale of assets as well as a favorable state tax ruling recorded in the second quarter, partially offset by decreases in litigation-related expenses and consulting fees. For third quarter 2022, expenses for certain modernization initiatives related to transformation of the retail banking delivery model, alignment of corporate facilities and optimization of technology platforms totaled $7 million, comprised of transitional real estate costs (reported in occupancy expense), asset impairments and consulting fees (reported in other noninterest expenses) and contract labor (reported in salaries and benefits expense). Third quarter 2022 expenses for modernization initiatives were consistent with those recorded in second quarter 2022. The Corporation estimates these expenses to be up to $25 million for fourth quarter 2022.
Nine Months Ended September 30, 2022 Compared to Nine Months Ended September 30, 2021

	Nine Months Ended September 30,
(dollar amounts in millions, except per share data)	2022	2021
Net interest income	$1,724	$1,383
Provision for credit losses	27	(359)
Noninterest income	790	834
Noninterest expenses	1,457	1,375
Income before income taxes	1,030	1,201
Provision for income taxes	229	261
Net income	$801	$940
Diluted earnings per common share	$5.88	$6.67
Net income decreased $139 million to $801 million for the nine months ended September 30, 2022, compared to $940 million for the nine months ended September 30, 2021, driven by a $386 million increase in the provision for credit losses resulting from an elevated benefit recorded throughout 2021 as the U.S. economy recovered from the COVID-19 pandemic, partially offset by an increase in net interest income, reflecting higher short-term rates and growth in investment securities. Net income per diluted common share decreased $0.79 to $5.88 for the nine months ended September 30, 2022, compared to $6.67 for the nine months ended September 30, 2021.

Analysis of Net Interest Income

	Nine Months Ended
	September 30, 2022			September 30, 2021
(dollar amounts in millions)	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Commercial loans (a) (b)	$29,597	$876	3.96%	$29,741	$769	3.46%
Real estate construction loans	2,482	81	4.36	3,826	97	3.37
Commercial mortgage loans	11,927	324	3.63	10,408	224	2.87
Lease financing (c)	656	13	2.65	583	(7)	(1.55)
International loans	1,252	36	3.88	1,024	24	3.17
Residential mortgage loans	1,773	41	3.05	1,814	41	3.05
Consumer loans	2,128	63	3.98	2,112	53	3.36
Total loans (d)	49,815	1,434	3.85	49,508	1,201	3.24
Mortgage-backed securities (e)	16,140	274	2.08	11,221	163	1.95
U.S. Treasury securities (f)	2,837	22	0.98	4,205	46	1.49
Total investment securities	18,977	296	1.93	15,426	209	1.82
Interest-bearing deposits with banks (g)	11,232	65	0.71	16,524	17	0.13
Other short-term investments	177	1	0.59	179	—	0.23
Total earning assets	80,201	1,796	2.90	81,637	1,427	2.34
Cash and due from banks	1,466			972
Allowance for loan losses	(566)			(770)
Accrued income and other assets	7,339			6,110
Total assets	$88,440			$87,949
Money market and interest-bearing checking deposits (h)	$29,036	21	0.10	$30,300	14	0.06
Savings deposits	3,303	1	0.03	2,974	—	0.01
Customer certificates of deposit	1,775	2	0.19	2,137	3	0.22
Foreign office time deposits	44	—	0.63	48	—	0.09
Total interest-bearing deposits	34,158	24	0.10	35,459	17	0.07
Federal funds purchased	28	1	2.37	2	—	—
Other short-term borrowings	22	—	3.04	—	—	—
Medium- and long-term debt	2,750	47	2.26	3,107	27	1.10
Total interest-bearing sources	36,958	72	0.26	38,568	44	0.15
Noninterest-bearing deposits	42,713			39,912
Accrued expenses and other liabilities	1,923			1,465
Shareholders’ equity	6,846			8,004
Total liabilities and shareholders’ equity	$88,440			$87,949
Net interest income/rate spread		$1,724	2.64		$1,383	2.19
Impact of net noninterest-bearing sources of funds			0.14			0.08
Net interest margin (as a percentage of average earning assets)			2.78%			2.27%
(a)Interest income on commercial loans included $45 million and $72 million of business loan swap income for the nine months ended September 30, 2022 and 2021, respectively.
(b)Included PPP loans with average balances of $183 million and $2.9 billion, interest income of $10 million and $96 million and average yields of 7.53% and 4.43% for the nine months ended September 30, 2022 and 2021, respectively.
(c)The nine months ended September 30, 2021 included residual value adjustments totaling $20 million, which impacted the average yield on loans by 6 basis points.
(d)Nonaccrual loans are included in average balances reported and in the calculation of average rates.
(e)Average balances included $(1.4) billion and $109 million of unrealized (losses) gains for the nine months ended September 30, 2022 and 2021, respectively; yields calculated gross of these unrealized gains and losses.
(f)Average balances included $(103) million and $37 million of unrealized (losses) gains for the nine months ended September 30, 2022 and 2021, respectively; yields calculated gross of these unrealized gains and losses
(g)Average balances excluded $1.1 billion and $313 million of collateral posted and netted against derivative liability positions for the nine months ended September 30, 2022 and 2021, yields calculated gross of derivative netting amounts.
(h)Average balances excluded $163 million and $153 million of collateral received and netted against derivative asset positions for the nine months ended September 30, 2022 and 2021, rates calculated gross of derivative netting amounts.

Rate/Volume Analysis

	Nine Months Ended
	September 30, 2022/September 30, 2021
(in millions)	Increase (Decrease) Due to Rate	Increase (Decrease) Due to Volume (a)	Net Increase
Interest Income:
Loans	$232	$1	$233
Investment securities	(17)	104	87
Interest-bearing deposits with banks	73	(25)	48
Other short-term investments	1	—	1
Total interest income	289	80	369
Interest Expense:
Interest-bearing deposits	9	(2)	7
Short-term borrowings	—	1	1
Medium- and long-term debt	19	1	20
Total interest expense	28	—	28
Net interest income	$261	$80	$341
(a)Impact of additional days and interest rate swaps reflected as part of rate impact, rate/volume variances are allocated to variances due to volume.
Net interest income was $1.7 billion for the nine months ended September 30, 2022, an increase of $341 million compared to the nine months ended September 30, 2021. The increase in net interest income reflected higher short-term rates (including the impact of interest rate swaps) and growth in investment securities, partially offset by the net impact of PPP loans and lower deposits with the Federal Reserve. Net interest margin was 2.78 percent for the nine months ended September 30, 2022, an increase of 51 basis points compared to 2.27 percent for the comparable period in 2021. The increase in net interest margin was primarily driven by higher short-term rates.
Average earning assets decreased $1.4 billion, due to a decrease of $5.3 billion in interest bearing deposits with banks, partially offset by increases of $3.6 billion in investment securities and $307 million in loans. Average interest-bearing sources decreased $1.6 billion, reflecting decreases of $1.3 billion in interest-bearing deposits and $357 million in medium- and long-term debt.
For further discussion of the effects of market rates on net interest income, refer to the "Market and Liquidity Risk" section of this financial review.
Provision for Credit Losses
The provision for credit losses was an expense of $27 million for the nine months ended September 30, 2022, compared to a benefit of $359 million for the nine months ended September 30, 2021, which primarily reflected an elevated benefit recorded throughout the 2021 period as the U.S. economy began to recover from the COVID-19 pandemic. Net loan charge-offs increased $27 million to $21 million for the nine months ended September 30, 2022, compared to net recoveries of $6 million for the nine months ended September 30, 2021. Energy net recoveries for the 2021 period totaled $29 million, compared to $3 million of Energy net charge-offs recorded in the 2022 period. Additionally, Technology and Life Sciences net charge-offs increased $8 million, partially offset by decreases of $7 million in Corporate Banking and $5 million in Business Banking. Provision for credit losses on lending-related commitments increased $32 million to $18 million for the nine months ended September 30, 2022.
An analysis of the allowance for credit losses and nonperforming assets is presented under the "Credit Risk" subheading in the "Risk Management" section of this financial review.

Noninterest Income

	Nine Months Ended September 30,
(in millions)	2022	2021
Card fees	$205	$227
Fiduciary income	178	171
Service charges on deposit accounts	148	145
Derivative income	86	72
Commercial lending fees	81	76
Bank-owned life insurance	37	32
Letter of credit fees	28	30
Brokerage fees	14	11
Other noninterest income (a)	13	70
Total noninterest income	$790	$834
(a)The table below provides further details on certain categories included in other noninterest income.
Noninterest income decreased $44 million to $790 million, which included a decrease in card fees, partially offset by increases in derivative income, fiduciary income, syndication agent fees (a component of commercial lending fees) and bank-owned life insurance. The decrease in card fees reflected elevated activity from stimulus payments during 2021, while the increase in fiduciary income was driven by institutional trust fees. The decrease in other noninterest income was driven by declines in deferred compensation asset returns (offset in noninterest expense), warrant-related income mostly due to elevated gains on monetization in the 2021 period and lower investment banking income, partially offset by higher securities trading income.
The following table presents certain categories included in other noninterest income on the Consolidated Statements of Comprehensive Income.

	Nine Months Ended September 30,
(in millions)	2022	2021
Insurance commissions	$10	$9
Securities trading income	9	5
Investment banking fees	3	9
Principal investing and warrant-related income (a)	(3)	18
Deferred compensation asset returns (b)	(24)	9
All other noninterest income	18	20
Other noninterest income	$13	$70
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

Noninterest Expenses

	Nine Months Ended September 30,
(in millions)	2022	2021
Salaries and benefits expense	$890	$841
Outside processing fee expense	188	200
Occupancy expense	122	117
Software expense	120	117
Equipment expense	36	38
Advertising expense	24	25
FDIC insurance expense	24	17
Other noninterest expenses	53	20
Total noninterest expenses	$1,457	$1,375
Noninterest expenses increased $82 million to $1.5 billion, due to increases in salaries and benefits expense, FDIC insurance expense, occupancy expense and software expense, partially offset by a decrease in outside processing fee expense. The increase in salaries and benefits expense was driven by the impact of annual merit increases, as well as higher technology-related contract labor, performance-based compensation and stock-based compensation, partially offset by lower deferred compensation expense (offset in other noninterest income). Other noninterest expenses included increases in operational losses, travel and entertainment expense, consulting fees and loss on sale of assets, partially offset by decreases in non-salary pension expense, litigation-related expense as well as the impact of a favorable state tax ruling. The decrease in outside processing fee expense was driven by lower volumes of government card transactions (tied to card fee revenue). For the nine months ended September 30, 2022, expenses for certain modernization initiatives related to transformation of the retail banking delivery model, alignment of corporate facilities and optimization of technology platforms totaled $20 million, comprised of transitional real estate costs (reported in occupancy expense), asset impairments and consulting fees (reported in other noninterest expenses), as well as severance costs and contract labor (reported in salaries and benefits).

STRATEGIC LINES OF BUSINESS
The Corporation has strategically aligned its operations into three major business segments: the Commercial Bank, the Retail Bank and Wealth Management. These business segments are differentiated based on the type of customer and the related products and services provided. In addition to the three major business segments, the Finance Division is also reported as a segment. The Other category includes items not directly associated with the business segments or the Finance segment. The performance of the business segments is not comparable with the Corporation's consolidated results and is not necessarily comparable with similar information for any other financial institution. Additionally, because of the interrelationships of the various segments, the information presented is not indicative of how the segments would perform if they operated as independent entities. Note 13 to the consolidated financial statements describes the business activities of each business segment and presents financial results of the business segments for the three- and nine-month periods ended September 30, 2022 and 2021.
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
Business Segments
The following sections present a summary of the performance of each of the Corporation's business segments for the nine months ended September 30, 2022 compared to the same period in the prior year.

Commercial Bank

	Nine Months Ended September 30,			Percent Change
(dollar amounts in millions)	2022	2021	Change
Earnings summary:
Net interest income	$1,232	$1,189	$43	4%
Provision for credit losses	1	(325)	326	n/m
Noninterest income	461	495	(34)	(7)
Noninterest expenses	713	641	72	11
Provision for income taxes	229	307	(78)	(25)
Net income	$750	$1,061	$(311)	(29)%
Net credit-related charge-offs (recoveries)	$17	$(6)	$23	n/m

Selected average balances:
Loans (a)	$42,928	$42,087	$841	2%
Deposits	43,733	43,844	(111)	—
(a)Included PPP loans with average balances of $126 million and $2.2 billion for the nine months ended September 30, 2022 and 2021, respectively.
n/m - not meaningful
Average loans increased $841 million, including a $2.1 billion decline in PPP loans. Excluding the impact of PPP loans, average loans increased $2.9 billion due to increases in Corporate Banking, general Middle Market, Equity Fund Services and Environmental Services, partially offset by decreases in Mortgage Banker Finance and Business Banking. Average deposits decreased $111 million, primarily reflecting decreases in money market and time deposits, partially offset by an increase in noninterest-bearing deposits. The Commercial Bank's net income decreased $311 million. Net interest income increased $43 million due to an increase in loan income, partially offset by higher allocated net FTP charges and a decline in loan fees. The provision for credit losses increased $326 million, reflecting increases in Energy, Commercial Real Estate, Business Banking, Technology and Life Sciences and general Middle Market. Net credit-related charge-offs increased $23 million to $17 million, primarily due to a reduction in Energy net recoveries as well as an increase in Technology and Life Sciences net charge-offs, partially offset by net recoveries in Corporate Banking and Business Banking. Noninterest income decreased $34 million, driven by decreases in principal investing and warrant-related income, card fees (due to higher activity in 2021 from stimulus payments) and investment banking fees, partially offset by increases in derivative income and commercial lending fees. Noninterest expenses increased $72 million, primarily reflecting increases in salaries and benefits expense, corporate overhead, operational losses and litigation-related expenses, partially offset by a decrease in outside processing fee expense.

Retail Bank

	Nine Months Ended September 30,			Percent Change
(dollar amounts in millions)	2022	2021	Change
Earnings summary:
Net interest income	$464	$427	$37	9%
Provision for credit losses	7	(6)	13	n/m
Noninterest income	89	90	(1)	(1)
Noninterest expenses	507	481	26	5
Provision for income taxes	9	5	4	88
Net income	$30	$37	$(7)	(14)%
Net credit-related (recoveries) charge-offs	$(1)	$1	$(2)	n/m

Selected average balances:
Loans (a)	$2,031	$2,483	$(452)	(18%)
Deposits	26,890	25,334	1,556	6
(a)Included PPP loans with average balances of $38 million and $532 million for the nine months ended September 30, 2022 and 2021, respectively.
n/m - not meaningful
Average loans decreased $452 million due to a $494 million decline in PPP loans. Average deposits increased $1.6 billion, reflecting increases in all deposit categories with the exception of time deposits. The Retail Bank's net income decreased $7 million to $30 million, including a $13 million increase in the provision for credit losses. Net interest income increased $37 million primarily due to higher FTP crediting rates on deposits. Noninterest income was relatively stable, while noninterest expenses increased $26 million, primarily due to increases in corporate overhead and operational losses, partially offset by a decrease in litigation-related expenses.
Wealth Management

	Nine Months Ended September 30,			Percent Change
(dollar amounts in millions)	2022	2021	Change
Earnings summary:
Net interest income	$138	$125	$13	10%
Provision for credit losses	11	(29)	40	n/m
Noninterest income	226	207	19	9
Noninterest expenses	259	232	27	11
Provision for income taxes	23	29	(6)	(21)
Net income	$71	$100	$(29)	(30)%
Net credit-related recoveries	$(2)	$(1)	$(1)	n/m

Selected average balances:
Loans (a)	$4,841	$4,940	$(99)	(2)%
Deposits	5,520	5,047	473	9
(a)Included PPP loans with average balances of $19 million and $155 million for the nine months ended September 30, 2022 and 2021, respectively.
n/m - not meaningful
Average loans decreased $99 million due to a $136 million decline in PPP loans, while average deposits increased $473 million, reflecting increases in all deposit categories. Wealth Management's net income decreased $29 million to $71 million. Net interest income increased $13 million mostly due to an increase in loan income, partially offset by an increase in allocated net FTP charges. Provision for credit losses increased $40 million to an expense of $11 million, while noninterest income increased $19 million due to increases in fiduciary income, investment fees and derivative income. Noninterest expenses increased $27 million, primarily reflecting increases in salaries and benefits expense and corporate overhead.

Finance & Other

	Nine Months Ended September 30,			Percent Change
(dollar amounts in millions)	2022	2021	Change
Earnings summary:
Net interest expense	$(110)	$(358)	$248	(69)%
Provision for credit losses	8	1	7	n/m
Noninterest income	14	42	(28)	(67)
Noninterest expenses	(22)	21	(43)	n/m
Benefit for income taxes	(32)	(80)	48	(60)
Net loss	$(50)	$(258)	$208	(80)%

Selected average balances:
Loans	$15	$(2)	$17	n/m
Deposits	728	1,146	(418)	(36)
n/m - not meaningful
Average deposits, which primarily consist of brokered and reciprocal deposits, decreased $418 million. Net loss for the Finance and Other category decreased $208 million to $50 million. Net interest expense decreased $248 million to $110 million, primarily reflecting an increase in net FTP revenue as a result of higher rates charged to the business segments under the Corporation's internal FTP methodology. Noninterest income decreased $28 million to $14 million, driven by a decrease in securities trading income, partially offset by an increase in bank-owned life insurance. Noninterest expenses decreased $43 million, primarily reflecting an increase in corporate overhead allocated to other lines of business, partially offset by salaries and benefits expense.
The following table lists the Corporation's banking centers by geographic market.

	September 30,
	2022	2021
Michigan	177	188
Texas	115	124
California	92	95
Other Markets	26	26
Total	410	433

FINANCIAL CONDITION
Third Quarter 2022 Compared to Fourth Quarter 2021
Period-End Balances
Total assets decreased $10.5 billion to $84.1 billion driven by a $17.2 billion decrease in interest-bearing deposits with banks (primarily deposits with the Federal Reserve Bank), which declined from the elevated levels seen at December 31, 2021 and was partially offset by increases of $2.5 billion in investment securities due to deployment of excess liquidity and $2.4 billion in loans. The increase in loans included growth of $798 million in Corporate Banking, $768 million in National Dealer Services and $569 million in general Middle Market, partially offset by a $1.2 billion decrease in Mortgage Banker Finance.
Total liabilities decreased $7.6 billion to $79.1 billion, reflecting decreases of $5.8 billion and $3.5 billion in interest-bearing and noninterest-bearing deposits, respectively, partially offset by increases of $508 million in short-term borrowings and $220 million in medium- and long-term debt. The decline in deposits was broad-based, reflecting strategic deposit management and customers utilizing balances to fund business activities. The growth in short-term borrowings reflected Federal Home Loan Bank (FHLB) advances, while the increase in medium- and long-term debt reflected the issuance of $500 million in subordinated notes during the third quarter 2022. Total shareholders' equity decreased $2.8 billion, primarily due to the net impact of unrealized losses on investment securities available-for-sale.
Average Balances
Total assets decreased $11.3 billion to $85.4 billion driven by a $20.1 billion decrease in interest-bearing deposits with banks, which was partially offset by increases of $3.9 billion in investment securities and $3.3 billion in loans. The following table provides information about the change in the Corporation's average loan portfolio by loan type.

	Three Months Ended			Percent Change
(dollar amounts in millions)	September 30, 2022	December 31, 2021	Change
Commercial loans (a)	$30,573	$27,925	$2,648	9%
Real estate construction loans	2,457	2,968	(511)	(17)
Commercial mortgage loans	12,180	11,212	968	9
Lease financing	690	634	56	9
International loans	1,234	1,177	57	5
Residential mortgage loans	1,761	1,810	(49)	(3)
Consumer loans	2,218	2,099	119	6
Total loans	$51,113	$47,825	$3,288	7%
(a)Included PPP loans of $67 million and $689 million for the three months ended September 30, 2022 and December 31, 2021, respectively.
The $3.3 billion increase in loans, which included a $622 million decline in PPP loans, was primarily driven by increases of $897 million in general Middle Market, $864 million in Corporate Banking, $820 million in National Dealer Services, $500 million in Equity Fund Services, $409 million in Environmental Services and $241 million in Commercial Real Estate, which was partially offset by a $786 million decrease in Mortgage Banker Finance.
Total liabilities decreased $9.8 billion to $79.1 billion, primarily reflecting broad-based decreases of $6.4 billion and $4.2 billion in interest-bearing and noninterest-bearing deposits, respectively. Total shareholders' equity decreased $1.5 billion, primarily due to the net impact of unrealized losses on investment securities available-for-sale.

Capital
The following table presents a summary of changes in total shareholders' equity for the nine months ended September 30, 2022.

(in millions)
Balance at January 1, 2022		$7,897
Net income		801
Cash dividends declared on common stock		(267)
Cash dividends declared on preferred stock		(17)
Purchase of common stock		(36)
Other comprehensive (loss) income, net of tax:
Investment securities	$(2,276)
Cash flow hedges	(1,102)
Defined benefit and other postretirement plans	3
Total other comprehensive loss, net of tax		(3,375)
Net issuance of common stock under employee stock plans		18
Share-based compensation		48
Balance at September 30, 2022		$5,069
The following table summarizes the Corporation's repurchase activity during the nine months ended September 30, 2022.

(shares in thousands)	Total Number of Shares Purchased as Part of Publicly Announced Repurchase Plans or Programs	Remaining Share Repurchase Authorization (a)	Total Number of Shares Purchased (b)	Average Price Paid Per Share
Total first quarter 2022	377	4,997	399	$92.58
Total second quarter 2022	—	4,997	2	90.85
July 2022	—	4,997	2	74.64
August 2022	—	4,997	—	—
September 2022	—	4,997	—	—
Total third quarter 2022	—	4,997	2	74.64
Total 2022 year-to-date	377	4,997	403	92.48
(a)Maximum number of shares that may be repurchased under the publicly announced plans or programs.
(b)Includes approximately 26,000 shares purchased pursuant to deferred compensation plans and shares purchased from employees to pay for taxes related to restricted stock vesting under the terms of an employee share-based compensation plan during the nine months ended September 30, 2022. These transactions are not considered part of the Corporation's repurchase program.
The Corporation continues to target a Common Equity Tier 1 (CET1) capital ratio of approximately 10 percent with active capital management. At September 30, 2022, the Corporation's estimated CET1 capital ratio was 9.92 percent, down from 10.13 percent at December 31, 2021, primarily due to loan growth. Since the inception of the share repurchase program in 2010, a total of 97.2 million shares have been authorized for repurchase. There is no expiration date for the share repurchase program. The timing and actual amount of share repurchases are subject to various factors, including the Corporation's earnings generation, capital needs to fund future loan growth and market conditions.
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

The Corporation's capital ratios exceeded minimum regulatory requirements as follows:

	September 30, 2022		December 31, 2021
(dollar amounts in millions)	Capital/Assets	Ratio	Capital/Assets	Ratio
Common equity tier 1 (a), (b)	$7,616	9.92%	$7,064	10.13%
Tier 1 risk-based (a), (b)	8,010	10.44	7,458	10.70
Total risk-based (a)	9,512	12.40	8,608	12.35
Leverage (a)	8,010	9.20	7,458	7.74
Common shareholders' equity	4,675	5.55	7,503	7.93
Tangible common equity (b)	4,030	4.82	6,857	7.30
Risk-weighted assets (a)	76,736		69,708
(a)    September 30, 2022 capital, risk-weighted assets and ratios are estimated.
(b)    See Supplemental Financial Data section for reconciliations of non-GAAP financial measures and regulatory ratios.

The common shareholders' equity ratio decreased 238 basis points to 5.55 percent at September 30, 2022 primarily due to the change in unrealized losses in the Corporation's investment securities portfolio and, to a lesser extent, its cash flow hedge portfolio. The unrealized losses in the Corporation's available-for-sale investment security portfolio are due to market valuations since the time of initial acquisition which, in substantially all cases, are not expected to be realized. The tangible common equity ratio, which excludes goodwill and other intangible assets, decreased 248 basis points to 4.82 percent for the same reasons. The impact of cumulative unrealized losses recorded within other comprehensive loss at September 30, 2022 to both ratios was approximately 430 basis points.
RISK MANAGEMENT
The following updated information should be read in conjunction with the "Risk Management" section on pages F-17 through F-33 in the Corporation's 2021 Annual Report.
Credit Risk
Allowance for Credit Losses
The allowance for credit losses includes both the allowance for loan losses and the allowance for credit losses on lending-related commitments. The allowance for credit losses increased $6 million from $618 million at December 31, 2021 to $624 million at September 30, 2022. As a percentage of total loans, the allowance for credit losses was 1.21 percent at September 30, 2022, compared to 1.26 percent at December 31, 2021. The allowance for credit losses covered 2.4 times and 2.3 times total nonperforming loans at September 30, 2022 and December 31, 2021, respectively.
The following table presents metrics of the allowance for credit losses and nonperforming loans.

	September 30, 2022	December 31, 2021
Allowance for credit losses as a percentage of total loans	1.21%	1.26%
Allowance for credit losses as a multiple of total nonaccrual loans	2.4x	2.3x
Allowance for credit losses as a multiple of total nonperforming loans	2.4x	2.3x
The economic forecasts informing the current expected credit loss (CECL) model primarily reflected continued strong credit quality, a tight labor market and strong demand for goods and services. Excess savings and pent-up demand from consumers, as well as robust labor markets, have supported growth in the broader U.S. economy. However, there are increasing downside risks from the impacts of inflationary pressures, future monetary policy actions and the slowing housing market. Foreign developments also pose additional headwinds, including the impacts of the Russia-Ukraine conflict, China's lockdowns, ongoing supply chain issues and economic challenges in Europe.
These factors shaped the 2-year reasonable and supportable forecasts used by the Corporation in its CECL estimate at September 30, 2022. The U.S. economy is projected to continue to grow in fourth quarter 2022, with the pace of expansion slowing significantly in 2023 before returning to longer-term growth rates in 2024. Certain economic variables, like oil prices, are expected to normalize over the forecast period while others, like the unemployment rate, are projected to remain stable. Interest rates are forecasted to increase through late 2023 and then gradually decline, consistent with the Federal Reserve's projections, while corporate bond spreads are expected to reflect normalized default risk. The following table summarizes select variables representative of the economic forecasts used to develop the allowance for credit losses estimate at September 30, 2022.

Economic Variable	Base Forecast
Real Gross Domestic Product (GDP) growth	Growth peaks at 2.5 percent in fourth quarter 2022 before slowing to under 1 percent through 2023, subsequently re-accelerating to an expected longer-term growth rate in 2024.
Unemployment rate	Expected to increase from current levels to 4 percent by first quarter 2023, remaining stable for the remainder of the forecast period.
Corporate BBB bond to 10-year Treasury bond spreads	Projected to reflect a normalized level of default risk throughout the forecast period.
Oil Prices	Prices steadily decline from current levels to below $75 per barrel by the end of the forecast period.
Due to the high level of uncertainty regarding significant assumptions, the Corporation evaluated a range of economic scenarios, including more benign and more severe economic forecasts. In a more severe scenario, real GDP is expected to contract through fourth quarter 2023, subsequently improving to a growth rate of 1.9 percent by the end of the forecast period. Other key economic variables follow a similar pattern of short-term deterioration followed by a recovery. Selecting the more severe forecast would result in an increase in the quantitative calculation of allowance for credit losses of approximately $182 million as of September 30, 2022. However, factoring in model overlays and qualitative adjustments could result in a materially different estimate under a more severe scenario. The Corporation monitors evolving economic conditions for impacts to the allowance for credit losses.
Allowance for Loan Losses
The allowance for loan losses represents management’s estimates of current expected credit losses in the Corporation’s loan portfolio. Pools of loans with similar risk characteristics are collectively evaluated, while loans that no longer share risk characteristics with loan pools are evaluated individually. The allowance for loan losses decreased $12 million to $576 million at September 30, 2022, compared to $588 million at December 31, 2021.
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

The following table presents a summary of nonperforming assets and past due loans.

(dollar amounts in millions)	September 30, 2022	December 31, 2021
Nonaccrual loans	259	264
Reduced-rate loans	3	4
Total nonperforming loans	262	268
Foreclosed property	—	1
Total nonperforming assets	$262	$269
Nonaccrual loans as a percentage of total loans	0.50%	0.54%
Nonperforming loans as a percentage of total loans	0.51	0.54
Nonperforming assets as a percentage of total loans and foreclosed property	0.51	0.55
Loans past due 90 days or more and still accruing	$72	$27
Nonperforming assets decreased $7 million to $262 million at September 30, 2022, from $269 million at December 31, 2021. The decrease in nonperforming assets was primarily due to a decrease of $28 million in nonaccrual business loans, partially offset by a $23 million increase in nonaccrual retail loans, as temporary legislative relief for COVID-19-related deferrals ended on December 31, 2021. Nonperforming loans were 0.51 percent of total loans at September 30, 2022, compared to 0.54 percent at December 31, 2021. For further information regarding the composition of nonaccrual loans, refer to Note 4 to the consolidated financial statements.
The following table presents a summary of changes in nonaccrual loans.

	Three Months Ended
(in millions)	September 30, 2022	June 30, 2022	March 31, 2022
Balance at beginning of period	$262	$269	$264
Loans transferred to nonaccrual (a)	45	30	41
Nonaccrual loan gross charge-offs	(26)	(13)	(18)
Loans transferred to accrual status (a)	—	—	(4)
Nonaccrual loans sold	(4)	(9)	—
Payments/other (b)	(18)	(15)	(14)
Balance at end of period	$259	$262	$269
(a)Based on an analysis of nonaccrual loans with book balances greater than $2 million.
(b)Includes net changes related to nonaccrual loans with balances less than or equal to $2 million, payments on nonaccrual loans with book balances greater than $2 million and transfers of nonaccrual loans to foreclosed property.
There were five borrowers with a balance greater than $2 million, totaling $45 million, transferred to nonaccrual status in third quarter 2022, compared to three borrowers totaling $30 million in second quarter 2022 and ten borrowers totaling $41 million in first quarter 2022. For further information about the composition of loans transferred to nonaccrual during the current period, refer to the nonaccrual information by industry category table below.
The following table presents the composition of nonaccrual loans by balance and the related number of borrowers at September 30, 2022 and December 31, 2021.

	September 30, 2022		December 31, 2021
(dollar amounts in millions)	Number of Borrowers	Balance	Number of Borrowers	Balance
Under $2 million	503	$63	580	$63
$2 million - $5 million	14	54	14	46
$5 million - $10 million	7	51	7	54
$10 million - $25 million	5	65	5	69
Greater than $25 million	1	26	1	32
Total	530	$259	607	$264
The following table presents a summary of nonaccrual loans at September 30, 2022 as well as loans transferred to nonaccrual and net loan charge-offs (recoveries) for the three months ended September 30, 2022, based on North American Industry Classification System (NAICS) categories.

(dollar amounts in millions)	September 30, 2022		Three Months Ended September 30, 2022
	Nonaccrual Loans		Loans Transferred to Nonaccrual (a)		Net Loan Charge-Offs (Recoveries)
Industry Category
Manufacturing	$57	22%	$31	69%	$14	108%
Residential Mortgage	56	22	4	9	(1)	(8)
Transportation & Warehousing	27	10	—	—	—	—
Wholesale Trade	23	9	—	—	1	8
Real Estate & Home Builders	21	8	—	—	—	—
Services	13	5	—	—	—	—
Retail Trade	11	4	9	20	(1)	(8)
Mining, Quarrying and Oil & Gas Extraction	10	4	—	—	(2)	(15)
Information & Communication	9	4	—	—	—	—
Arts, Entertainment & Recreation	7	3	—	—	—	—
Management of Companies and Enterprises	6	2	—	—	(3)	(24)
Health Care & Social Assistance	3	1	—	—	5	39
Other (b)	16	6	1	2	—	—
Total	$259	100%	$45	100%	$13	100%
(a)Based on an analysis of nonaccrual loans with book balances greater than $2 million.
(b)Consumer, excluding residential mortgage and certain personal purpose nonaccrual loans and net charge-offs, are included in the Other category.
Loans past due 90 days or more and still accruing interest generally represent loans that are well-collateralized and in the process of collection. Loans past due 90 days or more increased $45 million to $72 million at September 30, 2022, compared to $27 million at December 31, 2021. Loans past due 30-89 days increased $262 million to $415 million at September 30, 2022, compared to $153 million at December 31, 2021. Loans past due 30 days or more and still accruing interest as a percentage of total loans were 0.94 percent and 0.36 percent at September 30, 2022 and December 31, 2021, respectively. An aging analysis of loans included in Note 4 to the consolidated financial statements provides further information about the balances comprising past due loans.
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

(dollar amounts in millions)	September 30, 2022	June 30, 2022	December 31, 2021
Total criticized loans	$1,626	$1,534	$1,573
As a percentage of total loans	3.1%	3.0%	3.2%
The $53 million increase in criticized loans during the nine months ended September 30, 2022 included increases of $139 million in Technology and Life Sciences, $84 million in Environmental Services and $51 million in general Middle Market, partially offset by decreases in $80 million in Business Banking, $72 million in Entertainment Lending, $35 million in Corporate Banking and $29 million in Energy.
Concentrations of Credit Risk
Concentrations of credit risk may exist when a number of borrowers are engaged in similar activities, or activities in the same geographic region, and have similar economic characteristics that would cause them to be similarly impacted by changes in economic or other conditions. The Corporation has concentrations of credit risk with the commercial real estate and automotive industries. All other industry concentrations, as defined by management, individually represented less than 10 percent of total loans at September 30, 2022.

Commercial Real Estate Lending
At September 30, 2022, the Corporation's commercial real estate portfolio represented 29 percent of total loans. The following table summarizes the Corporation's commercial real estate loan portfolio by loan category.

	September 30, 2022			December 31, 2021
(in millions)	Commercial Real Estate business line (a)	Other (b)	Total	Commercial Real Estate business line (a)	Other (b)	Total
Real estate construction loans	$2,022	$595	$2,617	$2,391	$557	$2,948
Commercial mortgage loans	4,101	8,337	12,438	3,338	7,917	11,255
Total commercial real estate	$6,123	$8,932	$15,055	$5,729	$8,474	$14,203
(a)Primarily loans to real estate developers.
(b)Primarily loans secured by owner-occupied real estate.
The Corporation limits risk inherent in its commercial real estate lending activities by monitoring borrowers directly involved in the commercial real estate markets and adhering to conservative policies on loan-to-value ratios for such loans. Commercial real estate loans, consisting of real estate construction and commercial mortgage loans, totaled $15.1 billion at September 30, 2022. Of the total, $6.1 billion, or 41 percent, were to borrowers in the Commercial Real Estate business line, which includes loans to real estate developers, an increase of $394 million compared to December 31, 2021. Commercial real estate loans in other business lines totaled $8.9 billion, or 59 percent, at September 30, 2022, an increase of $458 million compared to December 31, 2021. These loans consisted primarily of owner-occupied commercial mortgages, which bear credit characteristics similar to non-commercial real estate business loans. Generally, loans previously reported as real estate construction are classified as commercial mortgage loans upon receipt of a certificate of occupancy.
The real estate construction loan portfolio primarily contains loans made to long-tenured customers with satisfactory completion experience. There were no criticized real estate construction loans in the Commercial Real Estate business line at both September 30, 2022 and December 31, 2021. In other business lines, criticized real estate construction loans totaled $4 million at September 30, 2022, compared to $35 million at December 31, 2021.
The following table summarizes net charge-offs related to the Corporation's commercial real estate loan portfolio.

	Three Months Ended		Nine Months Ended
(in millions)	September 30, 2022	June 30, 2022	September 30, 2022	September 30, 2021
Real estate construction net loan charge-offs	$—	$—	$1	$—
Commercial mortgage loans are loans where the primary collateral is a lien on any real property and are primarily loans secured by owner-occupied real estate. Real property is generally considered primary collateral if the value of that collateral represents more than 50 percent of the commitment at loan approval. Loans in the commercial mortgage portfolio generally mature within three to five years. Criticized commercial mortgage loans in the Commercial Real Estate business line totaled $18 million and $29 million at September 30, 2022 and December 31, 2021, respectively. In other business lines, $154 million and $219 million of commercial mortgage loans were criticized at September 30, 2022 and December 31, 2021, respectively. There were no commercial mortgage loan net charge-offs during the three months ended September 30, 2022 and June 30, 2022, or in the nine-month periods ended September 30, 2022 and 2021.
Automotive Lending - Dealer
The following table presents a summary of dealer loans.

	September 30, 2022		December 31, 2021
(in millions)	Loans Outstanding	Percent of Total Loans	Loans Outstanding	Percent of Total Loans
Dealer:
Floor plan	$1,059		$681
Other	3,872		3,481
Total dealer	$4,931	9.5%	$4,162	8.4%
Substantially all dealer loans are in the National Dealer Services business line and primarily include floor plan financing and other loans to automotive dealerships. Floor plan loans, included in commercial loans in the Consolidated Balance Sheets, totaled $1.1 billion at September 30, 2022, an increase of $378 million compared to $681 million at December 31, 2021, as an imbalance in supply and demand impacted by a shortage in microchips used in automotive production continues to depress floor plan loan balances below pre-pandemic levels. Other loans to automotive dealers in the

National Dealer Services business line totaled $3.9 billion, including $2.2 billion of owner-occupied commercial real estate mortgage loans at September 30, 2022 and $2.0 billion at December 31, 2021, respectively.
There were no nonaccrual dealer loans at both September 30, 2022 and December 31, 2021. Additionally, there were no net charge-offs of dealer loans during three months ended September 30, 2022 and June 30, 2022, or in the nine months ended September 30, 2022 and 2021.
Automotive Lending- Production
The following table presents a summary of loans to borrowers involved with automotive production.

	September 30, 2022		December 31, 2021
(in millions)	Loans Outstanding	Percent of Total Loans	Loans Outstanding (a)	Percent of Total Loans
Production:
Domestic	$815		$789
Foreign	322		323
Total production	$1,137	2.2%	$1,112	2.3%
(a)Excludes PPP loans.
Loans to borrowers involved with automotive production, primarily Tier 1 and Tier 2 suppliers, totaled $1.1 billion at both September 30, 2022 and December 31, 2021. These borrowers have faced, and could face in the future, financial difficulties due to disruptions in auto production as well as their supply chains and logistics operations. As such, management continues to monitor this portfolio.
Nonaccrual loans to borrowers involved with automotive production totaled $10 million at September 30, 2022 compared to none at December 31, 2021.
The following table summarizes net charge-offs related to the Corporation's automotive production loan portfolio.

	Three Months Ended		Nine Months Ended
(in millions)	September 30, 2022	June 30, 2022	September 30, 2022	September 30, 2021
Automotive production net loan charge-offs	$2	$—	$2	$7
Residential Real Estate Lending
At September 30, 2022, residential real estate loans represented 7 percent of total loans. The following table summarizes the Corporation's residential mortgage and home equity loan portfolios by geographic market.

	September 30, 2022				December 31, 2021
(dollar amounts in millions)	Residential Mortgage Loans	% of Total	Home Equity Loans	% of Total	Residential Mortgage Loans	% of Total	Home Equity Loans	% of Total
Geographic market:
Michigan	$447	25%	$487	28%	$434	24%	$484	32%
California	860	49	797	47	870	49	660	43
Texas	260	15	347	20	245	14	329	21
Other Markets	186	11	77	5	222	13	60	4
Total	$1,753	100%	$1,708	100%	$1,771	100%	$1,533	100%
Residential real estate loans, which consist of traditional residential mortgages and home equity loans and lines of credit, totaled $3.5 billion at September 30, 2022. The residential real estate portfolio is principally located within the Corporation's primary geographic markets. Substantially all residential real estate loans past due 90 days or more are placed on nonaccrual status, and substantially all junior lien home equity loans that are current or less than 90 days past due are placed on nonaccrual status if full collection of the senior position is in doubt. At no later than 180 days past due, such loans are charged off to current appraised values less costs to sell.
Residential mortgages totaled $1.8 billion at September 30, 2022, and were primarily larger, variable-rate mortgages originated and retained for certain private banking relationship customers. Of the $1.8 billion of residential mortgage loans outstanding, $56 million were on nonaccrual status at September 30, 2022, an increase of $20 million as temporary legislative relief for COVID-19-related deferrals ended on December 31, 2021. The home equity portfolio totaled $1.7 billion at September 30, 2022, of which 97 percent was outstanding under primarily variable-rate, interest-only home equity lines of credit, 2 percent were in amortizing status and 1 percent were closed-end home equity loans. Of the $1.7 billion of home equity loans outstanding, $14 million were on nonaccrual status at September 30, 2022. A majority of the home equity portfolio was secured by junior liens at September 30, 2022.
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
The following table summarizes information about loans in the Corporation's Energy business line.

	September 30, 2022				December 31, 2021
(dollar amounts in millions)	Outstandings		Nonaccrual	Criticized (a)	Outstandings		Nonaccrual	Criticized (a)
Exploration and production (E&P)	$1,064	80%	$10	$23	$971	80%	$14	$46
Midstream	259	19	—	—	212	18	—	—
Services	17	1	—	6	21	2	—	12
Total Energy business line	$1,340	100%	$10	$29	$1,204	100%	$14	$58
As a percentage of total Energy loans			1%	2%			1%	5%
(a)    Includes nonaccrual loans.
Loans in the Energy business line totaled $1.3 billion, or less than 3 percent of total loans, at September 30, 2022, an increase of $136 million compared to December 31, 2021. Total exposure, including unused commitments to extend credit and letters of credit, was $3.3 billion at September 30, 2022 (a utilization rate of 42 percent) and $2.9 billion at December 31, 2021 (a utilization rate of 39 percent). Nonaccrual Energy loans decreased $4 million to $10 million at September 30, 2022 compared to December 31, 2021. Criticized Energy loans decreased $29 million to $29 million, or 2 percent of total criticized loans, at September 30, 2022 compared to December 31, 2021.
The following table summarizes net charge-offs related to the Corporation's Energy business line.

	Three Months Ended		Nine Months Ended
(in millions)	September 30, 2022	June 30, 2022	September 30, 2022	September 30, 2021
Net credit-related Energy (recoveries) charge-offs	$(2)	$(1)	$3	$(29)
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
The following tables summarize information about HR C&I loans, which represented 6 percent of total loans at both September 30, 2022 and December 31, 2021.

(in millions)	September 30, 2022	December 31, 2021
Outstandings	$3,327	$2,927
Criticized	364	299

	Three Months Ended		Nine Months Ended
(in millions)	September 30, 2022	June 30, 2022	September 30, 2022	September 30, 2021
Net loan charge-offs	$13	$5	$21	$10

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
The Corporation performs monthly liquidity stress testing to evaluate its ability to meet funding needs in hypothetical stressed environments. Such environments cover a series of scenarios, including both idiosyncratic and market-wide in nature, which vary in terms of duration and severity. The evaluation as of September 30, 2022 projected that sufficient sources of liquidity were available under each series of events.
In addition to assessing liquidity risk on a consolidated basis, Corporate Treasury also monitors the parent company's liquidity and has established liquidity coverage requirements for meeting expected obligations without the support of additional dividends from subsidiaries. ALCO's policy on liquidity risk management requires the parent company to maintain sufficient liquidity to meet expected cash obligations over a period of no less than 12 months. The Corporation had liquid assets of $1.7 billion on an unconsolidated basis at September 30, 2022.
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
Interest Rate Risk
Net interest income is the primary source of revenue for the Corporation. Interest rate risk arises in the normal course of business due to differences in the repricing and cash flow characteristics of assets and liabilities, primarily through the Corporation's core business activities of extending loans and acquiring deposits. The Corporation's balance sheet is predominantly characterized by floating-rate loans funded by core deposits. Including the impact of interest rate swaps converting floating-rate loans to fixed, the Corporation's loan composition at September 30, 2022 was 47 percent 30-day or less rate (primarily LIBOR and BSBY), 39 percent fixed-rate, 9 percent prime and 5 percent comprised of 90-day and greater rates. The composition of the loan portfolio creates sensitivity to interest rate movements due to the imbalance between the faster repricing of the floating-rate loan portfolio versus deposit products. In addition, the growth and/or contraction in the Corporation's loans and deposits may lead to changes in sensitivity to interest rate movements in the absence of mitigating actions. Examples of such actions are purchasing fixed-rate investment securities, which provide liquidity to the balance sheet and act to mitigate the inherent interest rate sensitivity, as well as hedging with interest rate swaps and options. Other mitigating factors include interest rate floors on a portion of the loan portfolio.
The Corporation actively manages its exposure to interest rate risk with the principal objective of optimizing net interest income and the economic value of equity while operating within acceptable limits established for interest rate risk and maintaining adequate levels of funding and liquidity. The Corporation is currently targeting low single digit net interest income at risk to a 100 basis point gradual decline in interest rates.
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
Sensitivity of Net Interest Income to Changes in Interest Rates
The analysis of the impact of changes in interest rates on net interest income under various interest rate scenarios is management's principal risk management technique. Management models a base-case net interest income under an unchanged interest rate environment using a static balance sheet and generates sensitivity scenarios by changing certain model assumptions. Each scenario includes assumptions such as loan growth, investment security prepayment levels, depositor behavior and overall balance sheet mix and growth which are in line with historical patterns. Changes in actual economic activity may result in a materially different interest rate environment as well as a balance sheet structure that is different from the changes management included in its simulation analysis. Model assumptions in the sensitivity scenarios at September 30, 2022 included for the rising rate scenario, a modest increase in loan balances and a moderate decrease in deposit balances, and for the declining rate scenario, a modest decrease in loan balances and a moderate increase in deposit balances. In addition, both scenarios assumed loan spreads held at current levels, an incremental interest-bearing deposit beta of approximately 25%, no reinvestment of securities portfolio cash flows and no additions to interest rate swaps.
The average balance of the securities portfolio included in the analysis was $20.5 billion for the three months ended September 30, 2022 with an average yield of 2.08% and effective duration of 5.3 years.
The table below details components of the cash flow hedge portfolio at September 30, 2022.

	Cash Flow Hedges
(dollar amounts in millions)	Notional Amount	Weighted Average Yield	Years to Maturity (a)
Swaps under contract at September 30, 2022 (b)	$26,100	2.42%	4.7
Weighted average notional active per period:
First quarter 2022	5,478	1.81	1.5
Second quarter 2022	8,298	1.91	3.1
Third quarter 2022	12,941	2.12	4.4
Fourth quarter 2022	21,466	2.36	4.6
Full year 2023	22,308	2.37	4.7
Full year 2024	23,074	2.48	5.1
(a)Years to maturity calculated from a starting date of September 30, 2022.
(b)Includes forward starting swaps of $7.2 billion starting in fourth quarter 2022 and $3.6 billion starting in 2023 and beyond. Excluding forward starting swaps, the weighted average yield was 2.20%.
The analysis also includes interest rate swaps that convert $3.2 billion of fixed-rate medium- and long-term debt to variable rates through fair value hedges. Additionally, included in this analysis are $13.7 billion of loans that were subject to an average interest rate floor of 58 basis points at September 30, 2022. This base-case net interest income is then compared against interest rate scenarios in which short-term rates rise or decline 100 basis points (with a floor of zero percent) in a linear, parallel fashion from the base case over 12 months, resulting in an average change of 50 basis points over the period.
The table below, as of September 30, 2022 and December 31, 2021, displays the estimated impact on net interest income during the next 12 months by relating the base case scenario results to those from the rising and declining rate scenarios described above.

	Estimated Annual Change
	September 30, 2022			December 31, 2021
(dollar amounts in millions)	Amount	%		Amount	%
Change in Interest Rates:			Change in Interest Rates:
Rising 100 basis points	$37	1%	Rising 100 basis points	$205	12%
(50 basis points on average)			(50 basis points on average)
Declining 100 basis points	(93)	(3)	Declining to zero percent	(46)	(3)
(50 basis points on average)
Sensitivity to declining interest rates increased from December 31, 2021 to September 30, 2022 primarily due to increases in the federal funds rate to 325 basis points, allowing for a full 100 basis point repricing of the balance sheet. This was partially offset by additional cash flow hedges and investment securities added during 2022 and non-maturity deposit runoff. Sensitivity to rising interest rates decreased due to increased cash flow hedges and non-maturity deposit runoff but was partially offset by the increased repricing potential of floating-rate loans as they moved above their contractual floor rates.
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
The table below, as of September 30, 2022 and December 31, 2021, displays the estimated impact on the economic value of equity from the interest rate scenario described above.

	September 30, 2022			December 31, 2021
(dollar amounts in millions)	Amount	%		Amount	%
Change in Interest Rates:			Change in Interest Rates:
Rising 100 basis points	$(446)	(3%)	Rising 100 basis points	$1,353	9%
Declining 100 basis points	492	3	Declining to zero percent	(446)	(3)
The sensitivity of the economic value of equity to rising rates changed from an increase as of December 31, 2021 to a reduction as of September 30, 2022 due to additional receive-fixed cash flow swaps, growth of fixed-rate securities and deposit runoff. Sensitivity to declining rates now increases economic value of equity due to the same factors.
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
The Corporation ceased originating LIBOR-based products in the fourth quarter of 2021 and has reduced LIBOR exposure by approximately 39 percent since December 31, 2021. As of September 30, 2022, the Corporation estimates that approximately 23 percent of its LIBOR-based commercial loans have maturity dates prior to the cessation of LIBOR. Of the remaining loans with maturity dates beyond the cessation date, the Corporation estimates that 43 percent incorporate fallback language and is confident that it will achieve timely remediation of all other loans. Cessation planning for consumer loans is in process, as the Corporation has completed a review of the fallback terms for residential adjustable-rate mortgages and identified alternate benchmarks for other smaller portfolio segments.
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
The Corporation satisfies incremental liquidity needs with either liquid assets or external funding sources. The Corporation had access to liquid assets of $20.6 billion and $35.3 billion at September 30, 2022 and December 31, 2021, respectively, which included cash on deposit with the Federal Reserve and the portion of the investment securities portfolio that the Corporation can sell without third-party consent.
In addition, the Corporation may access external funding sources when necessary, which include FHLB advances, federal funds, reverse repurchase agreements, brokered deposits and Corporation-issued bonds. The Corporation maintains a shelf registration statement with the Securities and Exchange Commission from which it may issue debt and equity securities.

Purchased funds increased $479 million to $529 million at September 30, 2022, compared to $50 million at December 31, 2021, reflecting an increase in short-term FHLB advances. At September 30, 2022, the Bank had pledged loans totaling $24.4 billion which provided for up to $19.5 billion of available collateralized borrowing with the Federal Reserve Bank (FRB). The Bank is also a member of the FHLB of Dallas, Texas, which provides short- and long-term funding to its members through advances collateralized by real estate-related loans, certain government agency-backed securities and other eligible assets. Actual borrowing capacity is contingent on the amount of collateral pledged to the FHLB. At September 30, 2022, $17.9 billion of real estate-related loans were pledged to the FHLB as collateral for $500 million in short-term advances and providing an additional $9.6 billion for potential future borrowings.
The ability of the Corporation and the Bank to raise funds at competitive rates is impacted by rating agencies' views of the credit quality, liquidity, capital, earnings and other relevant factors related to the Corporation and the Bank. As of September 30, 2022, the three major rating agencies had assigned the following ratings to long-term senior unsecured obligations of the Corporation and the Bank. A security rating is not a recommendation to buy, sell, or hold securities and may be subject to revision or withdrawal at any time by the assigning rating agency. Each rating should be evaluated independently of any other rating.

	Comerica Incorporated		Comerica Bank
September 30, 2022	Rating	Outlook	Rating	Outlook
Moody’s Investors Service	A3	Stable	A3	Stable
Fitch Ratings	A-	Stable	A-	Stable
Standard and Poor’s	BBB+	Stable	A-	Stable

CRITICAL ACCOUNTING ESTIMATES
The Corporation’s consolidated financial statements are prepared based on the application of accounting policies, the most significant of which are described in Note 1 to the consolidated financial statements included in the Corporation's 2021 Annual Report. These policies require numerous estimates and strategic or economic assumptions, which may prove inaccurate or subject to variations. Changes in underlying factors, assumptions or estimates could have a material impact on the Corporation’s future financial condition and results of operations. At December 31, 2021, the most critical of these estimates related to the allowance for credit losses, fair value measurement, goodwill, pension plan accounting and income taxes. These estimates were reviewed with the Audit Committee of the Corporation’s Board of Directors and are discussed more fully on pages F-34 through F-37 in the Corporation's 2021 Annual Report. As of the date of this report, there have been no significant changes to the Corporation's critical accounting estimates except for the updates to the goodwill critical accounting policy outlined below.
The Corporation performed the annual goodwill impairment test in third quarter 2022, resulting in the following updates to the critical accounting policy on page F-36 of the Corporation's 2021 Annual Report.
Goodwill
Goodwill is initially recorded as the excess of the purchase price over the fair value of net assets acquired in a business combination and is subsequently evaluated at least annually for impairment. Goodwill impairment testing is performed at the reporting unit level, equivalent to a business segment or one level below. The Corporation has three reporting units: the Commercial Bank, the Retail Bank and Wealth Management. At September 30, 2022 and December 31, 2021, goodwill totaled $635 million, including $473 million allocated to the Commercial Bank, $101 million allocated to the Retail Bank and $61 million allocated to Wealth Management.
The annual test of goodwill impairment was performed as of the beginning of the third quarter 2022. The Corporation first assessed qualitative factors to determine whether it was more likely than not that the fair value of any reporting unit was less than its carrying amount, including goodwill. Qualitative factors included economic conditions, industry and market considerations, cost factors, overall financial performance, regulatory developments and performance of the Corporation’s stock, among other events and circumstances. At the conclusion of the qualitative assessment in third quarter 2022, the Corporation determined that it was more likely than not that the fair value of each reporting unit exceeded its carrying value.
Analyzing goodwill includes consideration of various factors that continue to rapidly evolve and for which significant uncertainty remains, including the impacts of inflationary pressures, monetary policy actions, a slowing housing market and foreign developments . Further weakening in the economic environment, such as a decline in the performance of the reporting units, could cause the fair value of one or more of the reporting units to fall below their carrying value, resulting in a goodwill impairment charge. New legislative or regulatory changes not anticipated in management's expectations could have similar impacts. Any impairment charge would not affect the Corporation's regulatory capital ratios, tangible equity ratio or liquidity position.

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

(dollar amounts in millions)	September 30, 2022	December 31, 2021
Common Equity Tier 1 Capital (a):
Tier 1 capital	$8,010	$7,458
Less:
Fixed-rate reset non-cumulative perpetual preferred stock	394	394
Common equity tier 1 capital	$7,616	$7,064
Risk-weighted assets	$76,736	$69,708
Tier 1 capital ratio	10.44%	10.70%
Common equity tier 1 capital ratio	9.92	10.13
Tangible Common Equity Ratio:
Total shareholders' equity	$5,069	$7,897
Less:
Fixed-rate reset non-cumulative perpetual preferred stock	394	394
Common shareholders' equity	$4,675	$7,503
Less:
Goodwill	635	635
Other intangible assets	10	11
Tangible common equity	$4,030	$6,857
Total assets	$84,143	$94,616
Less:
Goodwill	635	635
Other intangible assets	10	11
Tangible assets	$83,498	$93,970
Common equity ratio	5.55%	7.93%
Tangible common equity ratio	4.82	7.30
Tangible Common Equity per Share of Common Stock:
Common shareholders' equity	$4,675	$7,503
Tangible common equity	4,030	6,857
Shares of common stock outstanding (in millions)	131	131
Common shareholders' equity per share of common stock	$35.70	$57.41
Tangible common equity per share of common stock	30.77	52.46

Impact of Accumulated Other Comprehensive Loss to Tangible Common Equity:
Accumulated other comprehensive loss (AOCI)	$(3,587)	$(212)
Tangible common equity, excluding AOCI	7,617	7,069
Tangible common equity ratio, excluding AOCI	9.12%	7.52%
Tangible common equity per share of common stock, excluding AOCI	$58.17	$54.08
(a)September 30, 2022 ratios are estimated.

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

4	[In accordance with Regulation S-K Item No. 601(b)(4)(iii), the Registrant is not filing copies of instruments defining the rights of holders of long-term debt because none of those instruments authorizes debt in excess of 10% of the total assets of the registrant and its subsidiaries on a consolidated basis. The Registrant hereby agrees to furnish a copy of any such instrument to the SEC upon request.]

31.1	Chairman, President and CEO Rule 13a-14(a)/15d-14(a) Certification of Periodic Report (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002).

31.2	Executive Vice President and CFO Rule 13a-14(a)/15d-14(a) Certification of Periodic Report (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002).

32	Section 1350 Certification of Periodic Report (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002).

101	Financial statements from Quarterly Report on Form 10-Q of the Registrant for the quarter ended September 30, 2022, formatted in Inline XBRL: (i) the Consolidated Balance Sheets (unaudited), (ii) the Consolidated Statements of Comprehensive Income (unaudited), (iii) the Consolidated Statements of Changes in Shareholders' Equity (unaudited), (iv) the Consolidated Statements of Cash Flows (unaudited) and (v) the Notes to Consolidated Financial Statements (unaudited).

104	The cover page from the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, formatted in Inline XBRL (included in Exhibit 101).

†	Management contract or compensatory plan or arrangement.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMERICA INCORPORATED
(Registrant)

/s/ Mauricio A. Ortiz
Mauricio A. Ortiz
Executive Vice President and
Chief Accounting Officer and
Duly Authorized Officer
Date: October 28, 2022