Form 10-Q
period 2023-03-31
COMERICA INC /NEW/
filed 2023-04-28
CIK 28412

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________
FORM 10-Q
______________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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
1717 Main Street, MC 6500
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
$5 par value common stock:
Outstanding as of April 26, 2023: 131,669,861 shares

COMERICA INCORPORATED AND SUBSIDIARIES

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements
CONSOLIDATED BALANCE SHEETS
Comerica Incorporated and Subsidiaries

(in millions, except share data)	March 31, 2023	December 31, 2022
	(unaudited)
ASSETS
Cash and due from banks	$1,563	$1,758
Interest-bearing deposits with banks	9,171	4,524
Other short-term investments	354	157
Investment securities available-for-sale	18,295	19,012
Commercial loans	31,630	30,909
Real estate construction loans	3,567	3,105
Commercial mortgage loans	13,592	13,306
Lease financing	766	760
International loans	1,233	1,197
Residential mortgage loans	1,822	1,814
Consumer loans	2,316	2,311
Total loans	54,926	53,402
Allowance for loan losses	(641)	(610)
Net loans	54,285	52,792
Premises and equipment	399	400
Accrued income and other assets	7,060	6,763
Total assets	$91,127	$85,406
LIABILITIES AND SHAREHOLDERS’ EQUITY
Noninterest-bearing deposits	$33,173	$39,945
Money market and interest-bearing checking deposits	24,323	26,290
Savings deposits	2,998	3,225
Customer certificates of deposit	2,077	1,762
Other time deposits	2,116	124
Foreign office time deposits	19	51
Total interest-bearing deposits	31,533	31,452
Total deposits	64,706	71,397
Short-term borrowings	11,016	3,211
Accrued expenses and other liabilities	2,327	2,593
Medium- and long-term debt	7,084	3,024
Total liabilities	85,133	80,225
Fixed rate reset non-cumulative perpetual preferred stock, series A, no par value, $100,000 liquidation preference per share:
Authorized - 4,000 shares
Issued - 4,000 shares	394	394
Common stock - $5 par value:
Authorized - 325,000,000 shares
Issued - 228,164,824 shares	1,141	1,141
Capital surplus	2,209	2,220
Accumulated other comprehensive loss	(3,171)	(3,742)
Retained earnings	11,476	11,258
Less cost of common stock in treasury - 96,631,155 shares at 3/31/2023 and 97,197,962 shares at 12/31/2022	(6,055)	(6,090)
Total shareholders’ equity	5,994	5,181
Total liabilities and shareholders’ equity	$91,127	$85,406
See notes to consolidated financial statements (unaudited).

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)
Comerica Incorporated and Subsidiaries

	Three Months Ended March 31,
(in millions, except per share data)	2023	2022

INTEREST INCOME
Interest and fees on loans	$777	$383
Interest on investment securities	113	77
Interest on short-term investments	59	9
Total interest income	949	469
INTEREST EXPENSE
Interest on deposits	118	4
Interest on short-term borrowings	66	—
Interest on medium- and long-term debt	57	9
Total interest expense	241	13
Net interest income	708	456
Provision for credit losses	30	(11)
Net interest income after provision for credit losses	678	467
NONINTEREST INCOME
Card fees	69	69
Fiduciary income	58	58
Service charges on deposit accounts	46	48
Capital markets income	39	29
Commercial lending fees	18	16
Bank-owned life insurance	10	13
Letter of credit fees	10	9
Brokerage fees	8	4
Other noninterest income	24	(2)
Total noninterest income	282	244
NONINTEREST EXPENSES
Salaries and benefits expense	326	289
Outside processing fee expense	64	62
Occupancy expense	41	38
Software expense	40	39
FDIC Insurance expense	13	8
Equipment expense	12	11
Advertising expense	8	7
Other noninterest expenses	47	19
Total noninterest expenses	551	473
Income before income taxes	409	238
Provision for income taxes	85	49
NET INCOME	324	189
Less:
Income allocated to participating securities	1	1
Preferred stock dividends	6	6
Net income attributable to common shares	$317	$182
Earnings per common share:
Basic	$2.41	$1.39
Diluted	2.39	1.37
Comprehensive income (loss)	895	(772)
Cash dividends declared on common stock	94	89
Cash dividends declared per common share	0.71	0.68
See notes to consolidated financial statements (unaudited).

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (unaudited)
Comerica Incorporated and Subsidiaries

					Accumulated Other Comprehensive Loss
	Nonredeemable Preferred Stock	Common Stock						Total Shareholders' Equity
		Shares Outstanding		Capital Surplus		Retained Earnings	Treasury Stock
(in millions, except per share data)			Amount
BALANCE AT DECEMBER 31, 2021	$394	130.7	$1,141	$2,175	$(212)	$10,494	$(6,095)	$7,897
Net income	—	—	—	—	—	189	—	189
Other comprehensive loss, net of tax	—	—	—	—	(961)	—	—	(961)
Cash dividends declared on common stock ($0.68 per share)	—	—	—	—	—	(89)	—	(89)
Cash dividends declared on preferred stock	—	—	—	—	—	(6)	—	(6)
Purchase of common stock	—	(0.4)	—	—	—	—	(36)	(36)
Net issuance of common stock under employee stock plans	—	0.4	—	(9)	—	(3)	26	14
Share-based compensation	—	—	—	28	—	—	—	28
BALANCE AT MARCH 31, 2022	$394	130.7	$1,141	$2,194	$(1,173)	$10,585	$(6,105)	$7,036
BALANCE AT DECEMBER 31, 2022	$394	131.0	$1,141	$2,220	$(3,742)	$11,258	$(6,090)	$5,181
Net income	—	—	—	—	—	324	—	324
Other comprehensive income, net of tax	—	—	—	—	571	—	—	571
Cash dividends declared on common stock ($0.71 per share)	—	—	—	—	—	(94)	—	(94)
Cash dividends declared on preferred stock	—	—	—	—	—	(6)	—	(6)
Net issuance of common stock under employee stock plans	—	0.5	—	(39)	—	(6)	35	(10)
Share-based compensation	—	—	—	28	—	—	—	28
BALANCE AT MARCH 31, 2023	$394	131.5	$1,141	$2,209	$(3,171)	$11,476	$(6,055)	$5,994
See notes to consolidated financial statements (unaudited).

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
Comerica Incorporated and Subsidiaries

	Three Months Ended March 31,
(in millions)	2023	2022

OPERATING ACTIVITIES
Net income	$324	$189
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	30	(11)
Benefit for deferred income taxes	(9)	(2)
Depreciation and amortization	20	23
Net periodic defined benefit credit	(7)	(22)
Share-based compensation expense	28	28
Net amortization of securities	5	10
Net change in:
Accrued income receivable	(34)	(1)
Accrued expenses payable	(102)	(93)
Other, net	207	(831)
Net cash provided by (used in) operating activities	462	(710)
INVESTING ACTIVITIES
Investment securities available-for-sale:
Maturities and redemptions	1,021	806
Purchases	—	(3,605)
Net change in loans	(1,524)	(391)
Net increase in premises and equipment	(21)	(17)
Federal Home Loan Bank stock:
Purchases	(504)	—
Redemptions	20	—
Proceeds from bank-owned life insurance settlements	2	8
Other, net	—	2
Net cash used in investing activities	(1,006)	(3,197)
FINANCING ACTIVITIES
Net change in:
Deposits	(6,702)	(5,104)
Short-term borrowings	7,805	—
Medium- and long-term debt:
Issuances and advances	4,000	—
Preferred stock:
Cash dividends paid	(6)	(6)
Common stock:
Repurchases	(15)	(39)
Cash dividends paid	(88)	(89)
Issuances under employee stock plans	2	18
Other, net	—	(2)
Net cash provided by (used in) financing activities	4,996	(5,222)
Net increase (decrease) in cash and cash equivalents	4,452	(9,129)
Cash and cash equivalents at beginning of period	6,282	22,679
Cash and cash equivalents at end of period	$10,734	$13,550
Interest paid	$194	$16
Income taxes paid	11	5
See notes to consolidated financial statements (unaudited).

NOTE 1 - BASIS OF PRESENTATION AND ACCOUNTING POLICIES
Organization
The accompanying unaudited consolidated financial statements were prepared in accordance with United States (U.S.) generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation were included. The results of operations for the three months ended March 31, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023. Certain items in prior periods were reclassified to conform to the current presentation. For further information, refer to the consolidated financial statements and footnotes thereto included in the Annual Report on Form 10-K of Comerica Incorporated and Subsidiaries (the Corporation) for the year ended December 31, 2022 (2022 Annual Report).
Loans
Effective January 1, 2023, the Corporation adopted the provisions of Accounting Standards Update (ASU) No. 2022-02, "Financial Instruments - Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures" (ASU 2022-02), which eliminated the accounting for troubled debt restructurings (TDRs) while expanding loan modification and vintage disclosure requirements. Under ASU 2022-02, the Corporation assesses all loan modifications to determine whether one is granted to a borrower experiencing financial difficulty, regardless of whether the modified loan terms include a concession. Modifications granted to borrowers experiencing financial difficulty may be in the form of an interest rate reduction, an other-than-insignificant payment delay, a term extension, principal forgiveness or a combination thereof (collectively referred to as Financially Distressed Modifications or FDMs).
Prior to the adoption of ASU 2022-02, a TDR occurred when a loan to a borrower experiencing financial difficulty was restructured with a concession provided that a creditor would not otherwise consider. For the Corporation's accounting policy related to TDRs granted prior to the adoption of ASU 2022-02, refer to the consolidated financial statements and footnotes thereto included in the 2022 Annual Report.
The Corporation adopted ASU 2022-02 on a prospective basis. There was no financial statement impact from the adoption of this ASU. Refer to Note 4 for further information.
Recently Issued Accounting Pronouncements
In March 2023, the Financial Accounting Standards Board (FASB) issued ASU No. 2023-02 "Investments-Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method (a consensus of the Emerging Issues Task Force)" (ASU 2023-02). ASU 2023-02 expands the permitted use of the proportional amortization method, which is currently only available to low-income housing tax credit investments, to other tax equity investments if certain conditions are met. Under the proportional amortization method, the initial cost of an investment is amortized in proportion to the income tax benefits received and both the amortization of the investment and the income tax benefits received are recognized as a component of income tax expense. This ASU is effective on January 1, 2024 and may be applied on either a modified retrospective or retrospective basis or, for certain changes, on a prospective basis. Early adoption is permitted and is not expected to have a material impact on the Corporation's financial statements.
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
Refer to Note 1 to the consolidated financial statements in the Corporation's 2022 Annual Report for further information about the fair value hierarchy, descriptions of the valuation methodologies and key inputs used to measure financial

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries
assets and liabilities recorded at fair value, as well as a description of the methods and significant assumptions used to estimate fair value disclosures for financial instruments not recorded at fair value in their entirety on a recurring basis.
Assets and Liabilities Recorded at Fair Value on a Recurring Basis
The following tables present the recorded amount of assets and liabilities measured at fair value on a recurring basis as of March 31, 2023 and December 31, 2022.

(in millions)	Total	Level 1	Level 2	Level 3
March 31, 2023
Deferred compensation plan assets	$96	$96	$—	$—
Equity securities	53	53	—	—
Investment securities available-for-sale:
U.S. Treasury securities	1,984	1,984	—	—
Residential mortgage-backed securities (a)	11,531	—	11,531	—
Commercial mortgage-backed securities (a)	4,780	—	4,780	—
Total investment securities available-for-sale	18,295	1,984	16,311	—
Derivative assets:
Interest rate contracts	199	—	199	—
Energy contracts	960	—	960	—
Foreign exchange contracts	56	—	56	—
Total derivative assets	1,215	—	1,215	—
Total assets at fair value	$19,659	$2,133	$17,526	$—
Derivative liabilities:
Interest rate contracts	$473	$—	$473	$—
Energy contracts	942	—	942	—
Foreign exchange contracts	50	—	50	—
Other financial derivative	12	—	—	12
Total derivative liabilities	1,477	—	1,465	12
Deferred compensation plan liabilities	96	96	—	—
Total liabilities at fair value	$1,573	$96	$1,465	$12
December 31, 2022
Deferred compensation plan assets	$92	$92	$—	$—
Equity securities	44	44	—	—
Investment securities available-for-sale:
U.S. Treasury securities	2,664	2,664	—	—
Residential mortgage-backed securities (a)	11,655	—	11,655	—
Commercial mortgage-backed securities (a)	4,693	—	4,693	—
Total investment securities available-for-sale	19,012	2,664	16,348	—
Derivative assets:
Interest rate contracts	206	—	206	—
Energy contracts	1,020	—	1,020	—
Foreign exchange contracts	53	—	53	—
Total derivative assets	1,279	—	1,279	—
Total assets at fair value	$20,427	$2,800	$17,627	$—
Derivative liabilities:
Interest rate contracts	$644	$—	$644	$—
Energy contracts	1,006	—	1,006	—
Foreign exchange contracts	45	—	45	—
Other financial derivative	12	—	—	12
Total derivative liabilities	1,707	—	1,695	12
Deferred compensation plan liabilities	92	92	—	—
Total liabilities at fair value	$1,799	$92	$1,695	$12
(a)Issued and/or guaranteed by U.S. government agencies or U.S. government-sponsored enterprises.
There were no transfers of assets or liabilities recorded at fair value on a recurring basis into or out of Level 3 fair value measurements during either of the three-month periods ended March 31, 2023 or 2022.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries
The following table summarizes the changes in Level 3 assets and liabilities measured at fair value on a recurring basis for the three-month periods ended March 31, 2023 and 2022.

		Net Realized/Unrealized Gains (Losses) (Pretax) Recorded in Earnings (a)
(in millions)	Balance at Beginning of Period	Realized	Unrealized	Settlements	Balance at End of Period
Three Months Ended March 31, 2023
Derivative liabilities:
Other financial derivative	$(12)	$—	$—	$—	$(12)
Three Months Ended March 31, 2022
Derivative assets:
Interest rate contracts	$26	$—	$(14)	$—	$12
Derivative liabilities:
Other financial derivative	(13)	—	1	—	(12)
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
The following table presents assets recorded at fair value on a nonrecurring basis at March 31, 2023 and December 31, 2022. No liabilities were recorded at fair value on a nonrecurring basis at March 31, 2023 and December 31, 2022.

(in millions)	Level 3
March 31, 2023
Loans:
Commercial	$35
Real estate construction	2
Commercial mortgage	11
Total loans	48
Loans held-for-sale	186
Other real estate	5
Total assets at fair value	$239
December 31, 2022
Loans:
Commercial	$53
Real estate construction	2
Commercial mortgage	11
Total loans	66
Other real estate	9
Total assets at fair value	$75
Level 3 assets recorded at fair value on a nonrecurring basis at March 31, 2023 and December 31, 2022 included loans with a specific allowance and certain bank property held for sale, both measured based on the fair value of collateral. The unobservable inputs were the additional adjustments applied by management to the appraised values to reflect such factors as non-current appraisals and revisions to estimated time to sell. These adjustments are determined based on qualitative judgments made by management on a case-by-case basis and are not observable inputs, although they are used in the determination of fair value. At March 31, 2023, loans held-for-sale classified as Level 3 represented loans held-for-sale in less liquid markets requiring significant management assumptions when determining fair value.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries
Estimated Fair Values of Financial Instruments Not Recorded at Fair Value on a Recurring Basis
The Corporation typically holds the majority of its financial instruments until maturity and thus does not expect to realize many of the estimated fair value amounts disclosed. The disclosures also do not include estimated fair value amounts for items that are not defined as financial instruments, but which have significant value. These include such items the future earnings potential of significant customer relationships and the value of trust operations and other fee generating businesses. The Corporation believes the imprecision of an estimate could be significant.
The carrying amount and estimated fair value of financial instruments not recorded at fair value in their entirety on a recurring basis on the Corporation’s Consolidated Balance Sheets are as follows:

	Carrying Amount	Estimated Fair Value
(in millions)		Total	Level 1	Level 2	Level 3
March 31, 2023
Assets
Cash and due from banks	$1,563	$1,563	$1,563	$—	$—
Interest-bearing deposits with banks	9,171	9,171	9,171	—	—
Other short-term investments	19	19	19	—	—
Total loans, net of allowance for loan losses (a)	54,285	53,828	—	—	53,828
Customers’ liability on acceptances outstanding	3	3	3	—	—
Restricted equity investments	707	707	707	—	—
Nonmarketable equity securities (b)	5	11
Liabilities
Demand deposits (noninterest-bearing)	33,173	33,173	—	33,173	—
Interest-bearing deposits	27,340	27,340	—	27,340	—
Customer certificates of deposit	2,077	2,039	—	2,039	—
Other time deposits	2,116	2,131	—	2,131	—
Total deposits	64,706	64,683	—	64,683	—
Short-term borrowings	11,016	11,016	11,016	—	—
Acceptances outstanding	3	3	3	—	—
Medium- and long-term debt	7,084	6,826	—	6,826	—
Credit-related financial instruments	(83)	(83)	—	—	(83)
December 31, 2022
Assets
Cash and due from banks	$1,758	$1,758	$1,758	$—	$—
Interest-bearing deposits with banks	4,524	4,524	4,524	—	—
Other short-term investments	19	19	19	—	—
Loans held-for-sale	2	2	—	2	—
Total loans, net of allowance for loan losses (a)	52,792	50,964	—	—	50,964
Customers’ liability on acceptances outstanding	3	3	3	—	—
Restricted equity investments	223	223	223	—	—
Nonmarketable equity securities (b)	5	12
Liabilities
Demand deposits (noninterest-bearing)	39,945	39,945	—	39,945	—
Interest-bearing deposits	29,566	29,566	—	29,566	—
Customer certificates of deposit	1,762	1,719	—	1,719	—
Other time deposits	124	124	—	124	—
Total deposits	71,397	71,354	—	71,354	—
Short-term borrowings	3,211	3,211	3,211	—	—
Acceptances outstanding	3	3	3	—	—
Medium- and long-term debt	3,024	3,071	—	3,071	—
Credit-related financial instruments	(79)	(79)	—	—	(79)
(a)Included $48 million and $66 million of loans recorded at fair value on a nonrecurring basis at March 31, 2023 and December 31, 2022, respectively.
(b)Certain investments that are measured at fair value using the net asset value have not been classified in the fair value hierarchy. The fair value amounts presented in the table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the Consolidated Balance Sheets.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries
NOTE 3 - INVESTMENT SECURITIES
A summary of the Corporation’s investment securities follows:

(in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
March 31, 2023
Investment securities available-for-sale:
U.S. Treasury securities	$2,103	$—	$119	$1,984
Residential mortgage-backed securities (a)	13,665	—	2,134	11,531
Commercial mortgage-backed securities (a)	5,251	—	471	4,780
Total investment securities available-for-sale	$21,019	$—	$2,724	$18,295
December 31, 2022
Investment securities available-for-sale:
U.S. Treasury securities	$2,810	$—	$146	$2,664
Residential mortgage-backed securities (a)	13,983	—	2,328	11,655
Commercial mortgage-backed securities (a)	5,252	—	559	4,693
Total investment securities available-for-sale	$22,045	$—	$3,033	$19,012
(a)Issued and/or guaranteed by U.S. government agencies or U.S. government-sponsored enterprises.
A summary of the Corporation’s investment securities in an unrealized loss position as of March 31, 2023 and December 31, 2022 follows:

	Less than 12 Months		12 Months or more		Total
(in millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
March 31, 2023
U.S. Treasury securities	$299	$1	$1,685	$118	$1,984	$119
Residential mortgage-backed securities (a)	728	40	10,797	2,094	11,525	2,134
Commercial mortgage-backed securities (a)	3,042	195	1,738	276	4,780	471
Total temporarily impaired securities	$4,069	$236	$14,220	$2,488	$18,289	$2,724
December 31, 2022
U.S. Treasury securities	$996	$5	$1,668	$141	$2,664	$146
Residential mortgage-backed securities (a)	3,500	361	8,153	1,967	11,653	2,328
Commercial mortgage-backed securities (a)	4,008	405	685	154	4,693	559
Total temporarily impaired securities	$8,504	$771	$10,506	$2,262	$19,010	$3,033
(a)Issued and/or guaranteed by U.S. government agencies or U.S. government-sponsored enterprises.
Unrealized losses on investment securities resulted from changes in market interest rates. The Corporation’s portfolio is comprised of securities issued or guaranteed by the U.S. government agencies or government-sponsored enterprises. As such, it is expected that the securities would not be settled at a price less than the amortized cost of the investments. Further, the Corporation does not intend to sell the investments, and it is not more-likely-than-not that it will be required to sell the investments before recovery of amortized costs. At March 31, 2023, the Corporation had 1,269 securities in an unrealized loss position with no allowance for credit losses, comprised of 23 U.S. Treasury securities, 993 residential mortgage-backed securities and 253 commercial mortgage-backed securities.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries
Interest receivable on investment securities totaled $45 million at March 31, 2023 and $49 million at December 31, 2022 and was included in accrued income and other assets on the Consolidated Balance Sheets.
Sales, calls and write-downs of investment securities available-for-sale, computed based on the adjusted cost of the specific security, resulted in no gains or losses during the three months ended March 31, 2023 or March 31, 2022.
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

(in millions)
March 31, 2023	Amortized Cost	Fair Value
Contractual maturity
Within one year	$504	$496
After one year through five years	1,836	1,717
After five years through ten years	5,482	5,001
After ten years	13,197	11,081
Total investment securities	$21,019	$18,295
At March 31, 2023, investment securities with a carrying value of $18.1 billion were pledged where permitted or required by law. Pledges included $9.7 billion to the Federal Reserve Bank (FRB) for potential future borrowings, $6.6 billion to the Federal Home Loan Bank (FHLB) as collateral for current advances and potential future borrowings as well as $1.8 billion to secure $709 million of liabilities, consisting of trust deposits, deposits of public entities and state and local government agencies as well as derivative instruments. For information on FHLB borrowings, refer to Note 7.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

NOTE 4 – CREDIT QUALITY AND ALLOWANCE FOR CREDIT LOSSES
The following table presents an aging analysis of the amortized cost basis of loans.

	Loans Past Due and Still Accruing
(in millions)	30-59 Days	60-89 Days	90 Days or More	Total	Nonaccrual Loans	Current Loans	Total Loans
March 31, 2023
Business loans:
Commercial	$20	$19	$9	$48	$134	$31,448	$31,630
Real estate construction:
Commercial Real Estate business line (a)	—	—	—	—	—	2,946	2,946
Other business lines (b)	—	—	—	—	3	618	621
Total real estate construction	—	—	—	—	3	3,564	3,567
Commercial mortgage:
Commercial Real Estate business line (a)	46	20	—	66	1	4,796	4,863
Other business lines (b)	30	1	11	42	23	8,664	8,729
Total commercial mortgage	76	21	11	108	24	13,460	13,592
Lease financing	5	—	—	5	—	761	766
International	8	—	—	8	3	1,222	1,233
Total business loans	109	40	20	169	164	50,455	50,788

Retail loans:
Residential mortgage	6	1	—	7	39	1,776	1,822
Consumer:
Home equity	4	2	—	6	18	1,760	1,784
Other consumer	5	1	—	6	—	526	532
Total consumer	9	3	—	12	18	2,286	2,316
Total retail loans	15	4	—	19	57	4,062	4,138
Total loans	$124	$44	$20	$188	$221	$54,517	$54,926
December 31, 2022
Business loans:
Commercial	$238	$13	$20	$271	$142	$30,496	$30,909
Real estate construction:
Commercial Real Estate business line (a)	—	—	—	—	—	2,505	2,505
Other business lines (b)	2	—	—	2	3	595	600
Total real estate construction	2	—	—	2	3	3,100	3,105
Commercial mortgage:
Commercial Real Estate business line (a)	—	6	—	6	1	4,674	4,681
Other business lines (b)	64	5	3	72	22	8,531	8,625
Total commercial mortgage	64	11	3	78	23	13,205	13,306
Lease financing	6	—	—	6	—	754	760
International	—	9	—	9	3	1,185	1,197
Total business loans	310	33	23	366	171	48,740	49,277

Retail loans:
Residential mortgage	22	—	—	22	53	1,739	1,814
Consumer:
Home equity	4	3	—	7	15	1,754	1,776
Other consumer	5	1	—	6	1	528	535
Total consumer	9	4	—	13	16	2,282	2,311
Total retail loans	31	4	—	35	69	4,021	4,125
Total loans	$341	$37	$23	$401	$240	$52,761	$53,402
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

	March 31, 2023
	Vintage Year
(in millions)	2023	2022	2021	2020	2019	Prior	Revolvers	Revolvers Converted to Term	Total
Business loans:
Commercial:
Pass (a)	$934	$3,690	$3,346	$818	$858	$1,470	$19,089	$10	$30,215
Criticized (b)	—	105	295	57	110	117	730	1	1,415
Total commercial	934	3,795	3,641	875	968	1,587	19,819	11	31,630
Commercial gross charge-offs	—	—	—	1	1	9	—	—	11
Real estate construction
Pass (a)	57	1,064	1,316	588	151	119	243	—	3,538
Criticized (b)	—	26	—	3	—	—	—	—	29
Total real estate construction	57	1,090	1,316	591	151	119	243	—	3,567
Real estate construction gross charge-offs	—	—	—	—	—	—	—	—	—
Commercial mortgage
Pass (a)	570	3,388	2,424	1,797	1,275	2,979	810	—	13,243
Criticized (b)	—	52	17	14	110	155	1	—	349
Total commercial mortgage	570	3,440	2,441	1,811	1,385	3,134	811	—	13,592
Commercial mortgage gross charge-offs	—	—	—	—	—	—	—	—	—
Lease financing
Pass (a)	68	289	126	61	43	151	—	—	738
Criticized (b)	—	9	3	2	8	6	—	—	28
Total lease financing	68	298	129	63	51	157	—	—	766
Lease financing gross charge-offs	—	—	—	—	—	—	—	—	—
International
Pass (a)	275	142	124	45	76	22	515	—	1,199
Criticized (b)	7	4	—	2	—	12	9	—	34
Total international	282	146	124	47	76	34	524	—	1,233
International gross charge-offs	—	—	—	—	—	—	—	—	—
Total business loans	1,911	8,769	7,651	3,387	2,631	5,031	21,397	11	50,788
Retail loans:
Residential mortgage
Pass (a)	53	314	391	475	136	414	—	—	1,783
Criticized (b)	1	2	1	—	2	33	—	—	39
Total residential mortgage	54	316	392	475	138	447	—	—	1,822
Residential mortgage gross charge-offs	—	—	—	—	—	—	—	—	—
Consumer:
Home equity
Pass (a)	—	—	—	—	—	8	1,717	38	1,763
Criticized (b)	—	—	—	—	—	—	18	3	21
Total home equity	—	—	—	—	—	8	1,735	41	1,784
Home equity gross charge-offs	—	—	—	—	—	—	1	—	1
Other consumer
Pass (a)	6	48	36	50	7	10	372	—	529
Criticized (b)	—	—	—	—	2	—	1	—	3
Total other consumer	6	48	36	50	9	10	373	—	532
Other consumer gross charge-offs	—	—	—	—	—	—	—	—	—
Total consumer	6	48	36	50	9	18	2,108	41	2,316
Total retail loans	60	364	428	525	147	465	2,108	41	4,138
Total loans	$1,971	$9,133	$8,079	$3,912	$2,778	$5,496	$23,505	$52	$54,926

Table continues on the following page.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

	December 31, 2022
	Vintage Year
	2022	2021	2020	2019	2018	Prior	Revolvers	Revolvers Converted to Term	Total
Business loans:
Commercial:
Pass (a)	$3,946	$3,509	$917	$1,041	$598	$1,030	$18,604	$9	$29,654
Criticized (b)	75	274	81	69	45	78	632	1	1,255
Total commercial	4,021	3,783	998	1,110	643	1,108	19,236	10	30,909
Real estate construction:
Pass (a)	836	1,134	633	162	102	28	207	—	3,102
Criticized (b)	—	—	3	—	—	—	—	—	3
Total real estate construction	836	1,134	636	162	102	28	207	—	3,105
Commercial mortgage:
Pass (a)	3,349	2,501	1,825	1,394	1,050	2,182	838	—	13,139
Criticized (b)	7	5	7	32	31	75	10	—	167
Total commercial mortgage	3,356	2,506	1,832	1,426	1,081	2,257	848	—	13,306
Lease financing
Pass (a)	316	140	64	47	37	130	—	—	734
Criticized (b)	10	—	2	8	5	1	—	—	26
Total lease financing	326	140	66	55	42	131	—	—	760
International
Pass (a)	317	161	55	88	19	14	498	—	1,152
Criticized (b)	12	—	3	—	3	10	17	—	45
Total international	329	161	58	88	22	24	515	—	1,197
Total business loans	8,868	7,724	3,590	2,841	1,890	3,548	20,806	10	49,277
Retail loans:
Residential mortgage
Pass (a)	327	398	480	133	68	355	—	—	1,761
Criticized (b)	4	—	—	9	1	39	—	—	53
Total residential mortgage	331	398	480	142	69	394	—	—	1,814
Consumer:
Home equity
Pass (a)	—	—	—	—	—	9	1,708	40	1,757
Criticized (b)	—	—	—	—	—	—	17	2	19
Total home equity	—	—	—	—	—	9	1,725	42	1,776
Other consumer
Pass (a)	69	38	50	8	1	10	355	—	531
Criticized (b)	—	—	—	1	—	—	3	—	4
Total other consumer	69	38	50	9	1	10	358	—	535
Total consumer	69	38	50	9	1	19	2,083	42	2,311
Total retail loans	400	436	530	151	70	413	2,083	42	4,125
Total loans	$9,268	$8,160	$4,120	$2,992	$1,960	$3,961	$22,889	$52	$53,402
(a)Includes all loans not included in the categories of special mention, substandard or nonaccrual.
(b)Includes loans with an internal rating of special mention, substandard loans for which the accrual of interest has not been discontinued and nonaccrual loans. Special mention loans have potential credit weaknesses that deserve management’s close attention, such as loans to borrowers who may be experiencing financial difficulties that may result in deterioration of repayment prospects from the borrower at some future date. Accruing substandard loans have a well-defined weakness, or weaknesses, such as loans to borrowers who may be experiencing losses from operations or inadequate liquidity of a degree and duration that jeopardizes the orderly repayment of the loan. Substandard loans are also distinguished by the distinct possibility of loss in the future if these weaknesses are not corrected. Nonaccrual loans are loans for which the accrual of interest has been discontinued. For further information regarding nonaccrual loans, refer to the Nonperforming Assets subheading in Note 1 - Basis of Presentation and Accounting Policies on page F-49 in the Corporation's 2022 Annual Report. These categories are generally consistent with the "special mention" and "substandard" categories as defined by regulatory authorities. A minority of nonaccrual loans are consistent with the "doubtful" category.

Loan interest receivable totaled $296 million and $261 million at March 31, 2023 and December 31, 2022, respectively, and was included in accrued income and other assets on the Consolidated Balance Sheets.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries
Allowance for Credit Losses
The following table details the changes in the allowance for credit losses.

	2023			2022
(in millions)	Business Loans	Retail Loans	Total	Business Loans	Retail Loans	Total
Three Months Ended March 31
Balance at beginning of period:
Allowance for loan losses	$541	$69	$610	$531	$57	$588
Allowance for credit losses on lending-related commitments	40	11	51	24	6	30
Allowance for credit losses	581	80	661	555	63	618
Loan charge-offs	(11)	(1)	(12)	(17)	(1)	(18)
Recoveries on loans previously charged-off	13	1	14	9	1	10
Net loan recoveries (charge-offs)	2	—	2	(8)	—	(8)
Provision for credit losses:
Provision for loan losses	27	2	29	(30)	4	(26)
Provision for credit losses on lending-related commitments	(1)	2	1	9	6	15
Provision for credit losses	26	4	30	(21)	10	(11)
Balance at end of period:
Allowance for loan losses	570	71	641	493	61	554
Allowance for credit losses on lending-related commitments	39	13	52	33	12	45
Allowance for credit losses	$609	$84	$693	$526	$73	$599
Allowance for loan losses as a percentage of total loans	1.12%	1.71%	1.17%	1.08%	1.61%	1.12%
Allowance for credit losses as a percentage of total loans	1.20	2.04	1.26	1.15	1.92	1.21

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries
Nonaccrual Loans
The following table presents additional information regarding nonaccrual loans. Interest income of $4 million was recognized on nonaccrual loans for the three months ended March 31, 2023, compared to $2 million at March 31, 2022.

(in millions)	Nonaccrual Loans with No Related Allowance	Nonaccrual Loans with Related Allowance	Total Nonaccrual Loans
March 31, 2023
Business loans:
Commercial	$79	$55	$134
Real estate construction:
Other business lines (a)	—	3	3
Commercial mortgage:
Commercial Real Estate business line (b)	—	1	1
Other business lines (a)	2	21	23
Total commercial mortgage	2	22	24
International	3	—	3
Total business loans	84	80	164
Retail loans:
Residential mortgage	36	3	39
Consumer:
Home equity	18	—	18
Total retail loans	54	3	57
Total nonaccrual loans	$138	$83	$221
December 31, 2022
Business loans:
Commercial	$64	$78	$142
Real estate construction:
Other business lines (a)	—	3	3
Commercial mortgage:
Commercial Real Estate business line (b)	—	1	1
Other business lines (a)	4	18	22
Total commercial mortgage	4	19	23
International	3	—	3
Total business loans	71	100	171
Retail loans:
Residential mortgage	53	—	53
Consumer:
Home equity	15	—	15
Other consumer	1	—	1
Total consumer	16	—	16
Total retail loans	69	—	69
Total nonaccrual loans	$140	$100	$240
(a)Primarily loans secured by owner-occupied real estate.
(b)Primarily loans to real estate developers.

Foreclosed Properties
Foreclosed properties were insignificant at both March 31, 2023 and December 31, 2022. Retail loans secured by residential real estate properties in process of foreclosure included in nonaccrual loans were insignificant at both March 31, 2023 and December 31, 2022.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries
Loan Modifications Made to Borrowers Experiencing Financial Difficulty
Effective January 1, 2023, the Corporation adopted the provisions of ASU 2022-02, which eliminated the accounting for TDRs while expanding loan modification and vintage disclosure requirements. Please see Note 1 to the consolidated financial statements for further information.
The following table displays the amortized cost basis at March 31, 2023 of loan modifications made to borrowers experiencing financial difficulty that were restructured during the three months ended March 31, 2023 by type of modification.

(in millions)	Term Extension (a)	Other (b)	Total	Percent of Total Class
For the Three Months Ended March 31, 2023
Business loans:
Commercial	$7	$1	$8	0.02%
Commercial mortgage:
Commercial Real Estate business line (c)	1	5	6	0.11
Other business lines (d)	1	—	1	0.02
Total commercial mortgage	2	5	7	0.05
Total business loans	$9	$6	$15	0.03%
Retail loans:
Consumer:
Other consumer	$1	$—	$1	0.10
Total consumer	1	—	1	0.04
Total retail loans	1	—	1	0.02
Total loans	$10	$6	$16	0.03%
(a)Represents loan balances where terms were extended by more than an insignificant time period, typically more than 180 days, at or above contractual interest rates.
(b)Relates to FDMs where more than one type of modification was made. For the three months ended March 31, 2023, this primarily related to modifications where the interest rate was reduced and the term was extended.
(c)Primarily loans to real estate developers.
(d)Primarily loans secured by owner-occupied real estate.
No modifications involved forgiveness of principal. There were no commitments to lend additional funds to borrowers experiencing financial difficulty whose terms have been restructured at March 31, 2023.
The following table summarizes the financial impacts of loan modifications made to specific loans during the three months ended March 31, 2023.

	Weighted-Average Interest Rate Reduction	Weighted-Average Term Extension (in months)
For the Three Months Ended March 31, 2023
Business loans:
Commercial	(0.25)%	17.9
Commercial mortgage:
Commercial Real Estate business line (a)	(0.27)	21.2
Other business lines (b)	—	7.4
Total commercial mortgage	(0.27)	18.4
Total business loans	(0.27)%	18.2
Retail loans:
Consumer:
Other consumer	—	10.0
Total consumer	—	10.0
Total retail loans	—	10.0
Total loans	(0.27)%	17.9
(a)Primarily loans to real estate developers.
(b)Primarily loans secured by owner-occupied real estate.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries
On an ongoing basis, the Corporation monitors the performance of modified loans related to their restructured terms. Loans restructured during the three months ended March 31, 2023 were current under modified terms at March 31, 2023. Nonperforming restructured loans are classified as nonaccrual loans and are individually evaluated in the allowance for loan losses.
For restructured loans, a subsequent payment default is defined in terms of delinquency, when a principal or interest payment is 90 days past due or classified into nonaccrual status during the reporting period. Of the loans restructured during the three-month period ended March 31, 2023 (since adoption of ASU 2022-02), there were no subsequent defaults.
Troubled Debt Restructurings Prior to the Adoption of ASU 2022-02
The following table details the amortized cost basis at March 31, 2022 of loans considered to be TDRs that were restructured during the three months ended March 31, 2022, by type of modification. In cases of loans with more than one type of modification, the loans were categorized based on the most significant modification.

(in millions)	Principal Deferrals (a)
Three Months Ended March 31, 2022
Commercial	$21
Consumer:
Home equity (b)	2
Total loans	$23
(a)Primarily represents loan balances where terms were extended by more than an insignificant time period, typically more than 180 days, at or above contractual interest rates. Also includes commercial loans restructured in bankruptcy.
(b)Includes bankruptcy loans for which the court has discharged the borrower's obligation and the borrower has not reaffirmed the debt.
The Corporation charged interest on principal balances outstanding during deferral periods. Additionally, none of the modifications involved forgiveness of principal. There were no significant commitments to lend additional funds to borrowers whose terms had been modified in TDRs at December 31, 2022.
For principal deferrals, incremental deterioration in the credit quality of the loan, represented by a downgrade in the risk rating of the loan, for example, due to missed interest payments or a reduction of collateral value, was considered a subsequent default. For interest rate reductions, a subsequent payment default is defined in terms of delinquency, when a principal or interest payment is 90 days past due. Of the TDRs modified during the twelve-month period ended March 31, 2022, there were no subsequent defaults of principal deferrals or interest rate reductions in the three-month period ended March 31, 2022.

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

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries
counterparty risk limits and monitoring procedures as well as master netting arrangements and bilateral collateral agreements to facilitate the management of credit risk.
Included in the fair value of derivative instruments are credit valuation adjustments reflecting counterparty credit risk. These adjustments are determined by applying a credit spread for the counterparty or the Corporation, as appropriate, to the total expected exposure of the derivative. Master netting arrangements effectively reduce credit valuation adjustments by permitting settlement of positive and negative positions and offset cash collateral held with the same counterparty on a net basis. Bilateral collateral agreements require daily exchange of cash or highly rated securities issued by the U.S. Treasury or other U.S. government entities to collateralize amounts due to either party. At March 31, 2023, counterparties with bilateral collateral agreements deposited $268 million of cash with the Corporation to secure the fair value of contracts in an unrealized gain position, and the Corporation had pledged $18 million of marketable investment securities and posted $5 million of cash as collateral for contracts in an unrealized loss position. For those counterparties not covered under bilateral collateral agreements, collateral is obtained, if deemed necessary, based on the results of management’s credit evaluation of the counterparty. Collateral varies, but may include cash, investment securities, accounts receivable, equipment or real estate.
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
The following table presents the composition of the Corporation’s derivative instruments held or issued for risk management purposes or in connection with customer-initiated and other activities at March 31, 2023 and December 31, 2022. The table excludes a derivative related to the Corporation's 2008 sale of its remaining ownership of Visa shares and includes accrued interest receivable and payable.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

	March 31, 2023			December 31, 2022
		Fair Value			Fair Value
(in millions)	Notional/ Contract Amount (a)	Gross Derivative Assets	Gross Derivative Liabilities	Notional/ Contract Amount (a)	Gross Derivative Assets	Gross Derivative Liabilities
Risk management purposes
Derivatives designated as hedging instruments
Interest rate contracts:
Fair value swaps - receive fixed/pay floating	$7,150	$—	$—	$3,150	$—	$—
Cash flow swaps - receive fixed/pay floating (b)	26,150	—	—	26,600	—	50
Derivatives used as economic hedges
Foreign exchange contracts:
Spot, forwards and swaps	454	1	1	392	1	3
Total risk management purposes	33,754	1	1	30,142	1	53
Customer-initiated and other activities
Interest rate contracts:
Caps and floors written	1,098	—	23	924	—	25
Caps and floors purchased	1,098	23	—	924	25	—
Swaps	18,447	176	450	18,450	181	569
Total interest rate contracts	20,643	199	473	20,298	206	594
Energy contracts:
Caps and floors written	4,324	—	400	4,051	—	430
Caps and floors purchased	4,324	401	—	4,051	431	—
Swaps	6,995	559	542	6,419	589	576
Total energy contracts	15,643	960	942	14,521	1,020	1,006
Foreign exchange contracts:
Spot, forwards, options and swaps	2,907	55	49	2,704	52	42
Total customer-initiated and other activities	39,193	1,214	1,464	37,523	1,278	1,642
Total gross derivatives	$72,947	1,215	1,465	$67,665	1,279	1,695
Amounts offset in the Consolidated Balance Sheets:
Netting adjustment - Offsetting derivative assets/liabilities		(605)	(605)		(644)	(644)
Netting adjustment - Cash collateral received/posted		(246)	(3)		(180)	(4)
Net derivatives included in the Consolidated Balance Sheets (c)		364	857		455	1,047
Amounts not offset in the Consolidated Balance Sheets:
Marketable securities pledged under bilateral collateral agreements		(232)	(18)		(70)	(202)
Net derivatives after deducting amounts not offset in the Consolidated Balance Sheets		$132	$839		$385	$845
(a)Notional or contractual amounts, which represent the extent of involvement in the derivatives market, are used to determine the contractual cash flows required in accordance with the terms of the agreement. These amounts are typically not exchanged, significantly exceed amounts subject to credit or market risk and are not reflected in the Consolidated Balance Sheets.
(b)March 31, 2023 included $4.1 billion of forward starting swaps that will become effective on their contractual start dates in 2023 and 2024.
(c)Net derivative assets are included in accrued income and other assets and net derivative liabilities are included in accrued expenses and other liabilities on the Consolidated Balance Sheets. Included in the fair value of net derivative assets and net derivative liabilities are credit valuation adjustments reflecting counterparty credit risk and credit risk of the Corporation. The fair value of net derivative assets included credit valuation adjustments for counterparty credit risk of $1 million and $2 million at March 31, 2023 and December 31, 2022, respectively.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries
Risk Management
The Corporation's derivative instruments used for managing interest rate risk include cash flow hedging strategies that convert variable-rate loans to fixed rates and fair value hedging strategies that convert fixed-rate medium- and long-term debt to variable rates. Interest and fees on loans included $(119) million and $22 million of cash flow hedge (loss) income for the three-month periods ended March 31, 2023 and 2022, respectively.
The following table details the effects of fair value hedging on the Consolidated Statements of Comprehensive Income.

	Interest on Medium- and Long-Term Debt
	Three Months Ended March 31,
(in millions)	2023	2022
Total interest on medium- and long-term debt (a)	$57	$9
Fair value hedging relationships:
Interest rate contracts:
Hedged items	41	25
Derivatives designated as hedging instruments	16	(17)
(a) Includes the effects of hedging.
    Centrally-cleared derivative positions are settled daily based on derivative fair values and the party receiving net settlement amounts pays price alignment, based on an earning rate, to the party making settlement payments. Accordingly, the Corporation may recognize risk management hedging income consisting of price alignment income or expense depending on the fair value of its positions. Price alignment income was reported in other noninterest income on the Consolidated Statements of Comprehensive Income and totaled $8 million for the three months ended March 31, 2023 and was insignificant for the three months ended March 31, 2022.
For information on accumulated net losses on cash flow hedges, refer to Note 8.
The following tables summarize the expected weighted average remaining maturity of the notional amount of risk management interest rate swaps, the weighted average interest rates associated with amounts expected to be received or paid on interest rate swap agreements, and for fair value swaps, the weighted average carrying amount of the related hedged items, as of March 31, 2023 and December 31, 2022.
Cash flow swaps - receive fixed/pay floating rate on variable-rate loans

	March 31, 2023	December 31, 2022
Weighted average:
Time to maturity (in years)	4.5	4.6
Receive rate (a)	2.34%	2.35%
Pay rate (a), (b)	4.64	4.07
(a)Excludes forward starting swaps not effective as of the period shown. March 31, 2023 excluded $4.1 billion of forward starting swaps. December 31, 2022 excluded $4.6 billion of forward starting swaps.
(b)Variable rates paid on receive fixed swaps designated as cash flow hedges are based on one-month LIBOR, BSBY or Secured Overnight Financing Rate (SOFR) rates in effect at March 31, 2023 and December 31, 2022. Derivative contracts with maturity dates beyond the LIBOR cessation date will fall back to the daily SOFR with a spread adjustment.
Fair value swaps - receive fixed/pay floating rate on medium- and long-term debt

(dollar amounts in millions)	March 31, 2023	December 31, 2022
Carrying value of hedged items (a)	$7,084	$3,024
Weighted average:
Time to maturity (in years)	3.5	3.9
Receive rate	3.67%	3.52%
Pay rate (b)	5.22	4.90
(a)Included $(66) million and $(124) million of cumulative hedging adjustments at March 31, 2023 and December 31, 2022, respectively, which included $3 million and $4 million, respectively, of hedging adjustment on a discontinued hedging relationship.
(b)Floating rates paid on receive fixed swaps designated as fair value hedges are based on one-month LIBOR or SOFR rates in effect at March 31, 2023 and December 31, 2022. Derivative contracts with maturity dates beyond the LIBOR cessation date will fall back to the daily SOFR with a spread adjustment.

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
For customer-initiated foreign exchange contracts where offsetting positions have not been taken, the Corporation manages the remaining inherent market risk through individual foreign currency position limits and aggregate value-at-risk limits. These limits are established annually and reviewed quarterly. For those customer-initiated derivative contracts which were not offset or where the Corporation holds a position within the limits described above, the Corporation recognized no net gains and losses in other noninterest income on the Consolidated Statements of Comprehensive Income for the three-month periods ended March 31, 2023 and 2022, respectively.
Fair values of customer-initiated and other derivative instruments represent the net unrealized gains or losses on such contracts and are recorded on the Consolidated Balance Sheets. Changes in fair value are recognized on the Consolidated Statements of Comprehensive Income. The net gains recognized in income on customer-initiated derivative instruments, net of the impact of offsetting positions included in capital markets income, were as follows:

	Three Months Ended March 31,
(in millions)	2023	2022
Interest rate contracts	$5	$9
Energy contracts	8	2
Foreign exchange contracts	14	11
Total	$27	$22
Credit-Related Financial Instruments
The Corporation issues off-balance sheet financial instruments in connection with commercial and consumer lending activities. The Corporation’s credit risk associated with these instruments is represented by the contractual amounts indicated in the following table.

(in millions)	March 31, 2023	December 31, 2022
Unused commitments to extend credit:
Commercial and other	$30,918	$30,800
Bankcard, revolving credit and home equity loan commitments	4,059	4,017
Total unused commitments to extend credit	$34,977	$34,817
Standby letters of credit	$3,525	$3,712
Commercial letters of credit	52	39
The Corporation maintains an allowance to cover current expected credit losses inherent in lending-related commitments, including unused commitments to extend credit, letters of credit and financial guarantees. The allowance for credit losses on lending-related commitments, included in accrued expenses and other liabilities on the Consolidated Balance Sheets, was $52 million and $51 million at March 31, 2023 and December 31, 2022, respectively.
Unused Commitments to Extend Credit
Commitments to extend credit are legally binding agreements to lend to a customer, provided there is no violation of any condition established in the contract. These commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many commitments expire without being drawn upon, the total contractual amount of commitments does not necessarily represent future cash requirements of the Corporation. Commercial and other unused commitments are primarily variable rate commitments. The allowance for credit losses on lending-related commitments included $49 million at March 31, 2023 and $44 million at December 31, 2022 for expected credit losses inherent in the Corporation’s unused commitments to extend credit.
Standby and Commercial Letters of Credit
Standby letters of credit represent conditional obligations of the Corporation which guarantee the performance of a customer to a third party. Standby letters of credit are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing and similar transactions. Commercial letters of credit are issued to finance foreign or domestic trade transactions. These contracts expire in decreasing amounts through the year 2033. The Corporation may enter

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries
into participation arrangements with third parties that effectively reduce the maximum amount of future payments which may be required under standby and commercial letters of credit. These risk participations covered $95 million and $107 million at March 31, 2023 and December 31, 2022, respectively, of the $3.6 billion and $3.8 billion of standby and commercial letters of credit outstanding at March 31, 2023 and December 31, 2022.
The carrying value of the Corporation’s standby and commercial letters of credit, included in accrued expenses and other liabilities on the Consolidated Balance Sheets, totaled $34 million at March 31, 2023, including $31 million in deferred fees and $3 million in the allowance for credit losses on lending-related commitments. At December 31, 2022, the comparable amounts were $35 million, $28 million and $7 million, respectively.
The following table presents a summary of criticized standby and commercial letters of credit at March 31, 2023 and December 31, 2022. The Corporation's criticized list is consistent with the Special Mention, Substandard and Doubtful categories defined by regulatory authorities. The Corporation manages credit risk through underwriting, periodically reviewing and approving its credit exposures using Board committee approved credit policies and guidelines.

(dollar amounts in millions)	March 31, 2023	December 31, 2022
Total criticized standby and commercial letters of credit	$48	$37
As a percentage of total outstanding standby and commercial letters of credit	1.4%	1.0%
Other Credit-Related Financial Instruments
The Corporation enters into credit risk participation agreements, under which the Corporation assumes credit exposure associated with a borrower’s performance related to certain interest rate derivative contracts. The Corporation is not a party to the interest rate derivative contracts and only enters into these credit risk participation agreements in instances in which the Corporation is also a party to the related loan participation agreements for such borrowers. The Corporation manages its credit risk on the credit risk participation agreements by monitoring the creditworthiness of the borrowers, which is based on the normal credit review process as if the Corporation had entered into the derivative instruments directly with the borrower. The notional amount of such credit risk participation agreements reflects the pro-rata share of the derivative instrument, consistent with its share of the related participated loan. The total notional amount of the credit risk participation agreements was approximately $864 million and $951 million at March 31, 2023 and December 31, 2022, respectively, and the fair value was insignificant at both March 31, 2023 and December 31, 2022. The maximum estimated exposure to these agreements, as measured by projecting a maximum value of the guaranteed derivative instruments, assuming 100 percent default by all obligors on the maximum values, was $1 million at March 31, 2023 and insignificant at December 31, 2022. In the event of default, the lead bank has the ability to liquidate the assets of the borrower, in which case the lead bank would be required to return a percentage of the recouped assets to the participating banks. As of March 31, 2023, the weighted average remaining maturity of outstanding credit risk participation agreements was 3.9 years.
In 2008, the Corporation sold its remaining ownership of Visa Class B shares and entered into a derivative contract. Under the terms of the derivative contract, the Corporation will compensate the counterparty primarily for dilutive adjustments made to the conversion factor of the Visa Class B shares to Class A shares based on the ultimate outcome of litigation involving Visa. Conversely, the Corporation will be compensated by the counterparty for any increase in the conversion factor from anti-dilutive adjustments. The notional amount of the derivative contract was equivalent to approximately 780,000 Visa Class B Shares. The fair value of the derivative liability, included in accrued expenses and other liabilities on the Consolidated Balance Sheets, was $12 million at both March 31, 2023 and December 31, 2022.
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

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries
The Corporation accounts for its interests in LIHTC entities using the proportional amortization method. Ownership interests in other tax credit entities are accounted for under either the cost or equity method. Exposure to loss as a result of the Corporation's involvement in LIHTC entities and other tax credit entities at March 31, 2023 was limited to $463 million and $30 million, respectively.
Investment balances, including all legally binding commitments to fund future investments, are included in accrued income and other assets on the Consolidated Balance Sheets. A liability is recognized in accrued expenses and other liabilities on the Consolidated Balance Sheets for all legally binding unfunded commitments to fund tax credit entities ($198 million at March 31, 2023). Amortization and other write-downs of LIHTC investments are presented on a net basis as a component of the provision for income taxes on the Consolidated Statements of Comprehensive Income, while amortization and write-downs of other tax credit investments are recorded in other noninterest income. The income tax credits and deductions are recorded as a reduction of income tax expense and a reduction of federal income taxes payable.
The Corporation provided no financial or other support that was not contractually required to any of the above VIEs during the three months ended March 31, 2023 and 2022.
The following table summarizes the impact of these tax credit entities on the Corporation’s Consolidated Statements of Comprehensive Income.

	Three Months Ended March 31,
(in millions)	2023	2022
Provision for income taxes:
Amortization of LIHTC investments	$17	$17
Low income housing tax credits	(16)	(16)
Other tax benefits related to tax credit entities	(5)	(4)
Total provision for income taxes	$(4)	$(3)
For further information on the Corporation’s consolidation policy, see Note 1 to the consolidated financial statements in the Corporation's 2022 Annual Report.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries
NOTE 7 - MEDIUM- AND LONG-TERM DEBT
Medium- and long-term debt is summarized as follows:

(in millions)	March 31, 2023	December 31, 2022
Parent company
Subordinated notes:
3.80% subordinated notes due 2026 (a)	$240	$237
Medium- and long-term notes:
3.70% notes due 2023 (a)	845	841
4.00% notes due 2029 (a)	526	515
Total medium- and long-term notes	1,371	1,356
Total parent company	1,611	1,593
Subsidiaries
Subordinated notes:
4.00% subordinated notes due 2025 (a)	334	331
7.875% subordinated notes due 2026 (a)	166	165
5.332% subordinated notes due 2033 (a)	476	459
Total subordinated notes	976	955
Medium- and long-term notes:
2.50% notes due 2024 (a)	480	476
Total medium- and long-term notes	480	476
Federal Home Loan Bank advances:
5.07% advance due 2025 (a)	1,000	—
4.79% advance due 2026 (a)	1,003	—
4.49% advance due 2027 (a)	1,007	—
4.49% advance due 2028 (a)	1,007	—
Total Federal Home Loan Bank advances:	4,017	—
Total subsidiaries	5,473	1,431
Total medium- and long-term debt	$7,084	$3,024
(a)The fixed interest rates on these notes have been swapped to a variable rate and designated in a hedging relationship. Accordingly, carrying value has been adjusted to reflect the change in the fair value of the debt as a result of changes in the benchmark rate.
Subordinated notes with remaining maturities greater than one year qualify as Tier 2 capital.
Comerica Bank (the Bank), a wholly-owned subsidiary of the Corporation, is a member of the FHLB, which provides short- and long-term funding to its members through advances collateralized by real estate-related assets. In first quarter 2023, the Bank borrowed $4.0 billion of fixed-rate FHLB advances due between 2025 and 2028. Interest is due monthly, with principal due at maturity. Additionally, the Bank entered into fair value fixed-to-floating rate swaps in which the Bank received a weighted-average fixed rate of 3.79% and will pay a floating rate based on SOFR.
Borrowing capacity is contingent on the amount of collateral available to be pledged to the FHLB. Total FHLB borrowings were $15.0 billion at March 31, 2023, which included $11.0 billion in short-term advances. Remaining capacity for future FHLB borrowings was $987 million at March 31, 2023, which was secured by available real estate-related loans and investment securities collateral.
Unamortized debt issuance costs deducted from the carrying amount of medium- and long-term debt totaled $8 million and $9 million at March 31, 2023 and December 31, 2022, respectively.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries
NOTE 8 - ACCUMULATED OTHER COMPREHENSIVE LOSS
The following table presents a reconciliation of the changes in the components of accumulated other comprehensive income (loss) and details the components of other comprehensive income (loss) for the three months ended March 31, 2023 and 2022, including the amount of income tax expense (benefit) allocated to each component of other comprehensive income (loss).

	Three Months Ended March 31,
(in millions)	2023	2022
Accumulated net unrealized losses on investment securities:
Balance at beginning of period, net of tax	$(2,319)	$(99)
Net unrealized holding gains (losses) arising during the period	309	(965)
Less: Provision (benefit) for income taxes	73	(227)
Change in net unrealized losses on investment securities, net of tax	236	(738)
Balance at end of period, net of tax	$(2,083)	$(837)
Accumulated net losses on cash flow hedges:
Balance at beginning of period, net of tax	$(942)	$55
Net cash flow hedge gains (losses) arising during the period	316	(271)
Less: Provision (benefit) for income taxes	74	(64)
Change in net cash flow hedge losses arising during the period, net of tax	242	(207)
Less:
Net cash flow (losses) gains included in interest and fees on loans	(119)	22
Less: (Benefit) provision for income taxes	(28)	5
Reclassification adjustment for net cash flow hedge (losses) gains included in net income, net of tax	(91)	17
Change in net cash flow hedge losses, net of tax	333	(224)
Balance at end of period, net of tax (a)	$(609)	$(169)
Accumulated defined benefit pension and other postretirement plans adjustment:
Balance at beginning of period, net of tax	$(481)	$(168)
Amounts recognized in other noninterest expenses:
Amortization of actuarial net loss	9	7
Amortization of prior service credit	(6)	(6)
Total amounts recognized in other noninterest expenses	3	1
Less: Provision for income taxes	1	—
Adjustment for amounts recognized as components of net periodic benefit credit during the period, net of tax	2	1
Change in defined benefit pension and other postretirement plans adjustment, net of tax	2	1
Balance at end of period, net of tax	$(479)	$(167)
Total accumulated other comprehensive loss at end of period, net of tax	$(3,171)	$(1,173)
(a)The Corporation expects to reclassify $381 million of losses, net of tax, from accumulated other comprehensive loss to earnings over the next twelve months if interest yield curves and notional amounts remain at March 31, 2023 levels.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries
NOTE 9 - NET INCOME PER COMMON SHARE
Basic and diluted net income per common share are presented in the following table.

	Three Months Ended March 31,
(in millions, except per share data)	2023	2022
Basic and diluted
Net income	$324	$189
Less:
Income allocated to participating securities	1	1
Preferred stock dividends	6	6
Net income attributable to common shares	$317	$182
Basic average common shares	131	131
Basic net income per common share	$2.41	$1.39
Basic average common shares	131	131
Dilutive common stock equivalents:
Net effect of the assumed exercise of stock awards	1	2
Diluted average common shares	132	133
Diluted net income per common share	$2.39	$1.37
The following average shares related to outstanding options to purchase shares of common stock were not included in the computation of diluted net income per common share because the options were anti-dilutive for the period.

	Three Months Ended March 31,
(average outstanding options in thousands)	2023	2022
Average outstanding options	1,545	322
Range of exercise prices	$60.12 - $95.25	$92.58 - $95.25

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries
NOTE 10 - EMPLOYEE BENEFIT PLANS
Net periodic defined benefit cost (credit) is comprised of service cost and other components of net benefit cost (credit). Service cost is included in salaries and benefits expense and other components of net benefit cost (credit) are included in other noninterest expenses on the Consolidated Statements of Comprehensive Income. For further information on the Corporation's employee benefit plans, refer to Note 17 to the consolidated financial statements in the Corporation's 2022 Annual Report.
The components of net periodic benefit cost (credit) for the Corporation's qualified pension plan, non-qualified pension plan and postretirement benefit plan are as follows.

Qualified Defined Benefit Pension Plan	Three Months Ended March 31,
(in millions)	2023	2022
Service cost	$8	$9
Other components of net benefit credit:
Interest cost	21	16
Expected return on plan assets	(41)	(50)
Amortization of prior service credit	(4)	(4)
Amortization of net loss	8	5
Total other components of net benefit credit	(16)	(33)
Net periodic defined benefit credit	$(8)	$(24)

Non-Qualified Defined Benefit Pension Plan	Three Months Ended March 31,
(in millions)	2023	2022
Service cost	$1	$1
Other components of net benefit cost:
Interest cost	2	1
Amortization of prior service credit	(2)	(2)
Amortization of net loss	1	2
Total other components of net benefit cost	1	1
Net periodic defined benefit cost	$2	$2

Postretirement Benefit Plan	Three Months Ended March 31,
(in millions)	2023	2022
Other components of net benefit credit:
Expected return on plan assets	$(1)	$—
Net periodic defined benefit credit	$(1)	$—

NOTE 11 - INCOME TAXES AND TAX-RELATED ITEMS
Net unrecognized tax benefits were $12 million and $16 million at March 31, 2023 and December 31, 2022, respectively. The Corporation does not anticipate that final settlement of federal or state tax issues will result in a change to net unrecognized tax benefits within the next twelve months. Included in accrued expenses and other liabilities on the Consolidated Balance Sheets was a liability for tax-related interest and penalties of $1 million and $5 million at March 31, 2023 and December 31, 2022, respectively. These changes were primarily driven by a state settlement received in the first quarter of 2023.
Net deferred tax assets were $1.0 billion at March 31, 2023, compared to $1.1 billion at December 31, 2022. The decrease of $170 million in net deferred tax assets resulted primarily from decreases to deferred tax assets related to unrealized losses on investment securities available-for-sale and hedging gains and losses, partially offset by an increase in the allowance for loan losses. Included in deferred tax assets at both March 31, 2023 and December 31, 2022 were $2 million of state net operating loss (NOL) carryforwards and $4 million of federal foreign tax carryforwards. State net operating loss carryforwards expire between 2023 and 2041 and federal foreign tax credit carryforwards expire between 2028 and 2031. The Corporation believes that it is more likely than not that the benefit from federal foreign tax credits and certain state NOL carryforwards will not be realized and, accordingly, maintains a federal valuation allowance of $4 million and a state valuation allowance of $1 million at both March 31, 2023 and December 31, 2022, respectively. The determination regarding valuation allowance was based on evidence of loss carryback capacity, projected future reversals of existing taxable temporary differences to absorb the deferred tax assets and assumptions made regarding future events.

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
Further, from time to time, the Corporation is also subject to examinations, inquiries and investigations by regulatory authorities in areas including, but not limited to, compliance, risk management and consumer protection, which could lead to administrative or legal proceedings or settlements. For example, the Consumer Financial Protection Bureau (CFPB) is investigating certain of the Corporation's practices, and the Corporation has responded and continues to respond to the CFPB. We are unable to predict the outcome of these discussions at this time. Remedies in these proceedings or settlements may include fines, penalties, restitution or alterations in the Corporation's business practices and may result in increased operating expenses or decreased revenues.
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
For matters where a loss is not probable, the Corporation has not established an accrual. The Corporation believes the estimate of the aggregate range of reasonably possible losses, in excess of established accruals, for all legal proceedings and regulatory matters in which it is involved is from zero to approximately $72 million at March 31, 2023. This estimated aggregate range of reasonably possible losses is based upon currently available information for those legal proceedings and regulatory matters in which the Corporation is involved, taking into account the Corporation’s best estimate of such losses for those legal cases and regulatory matters for which such estimate can be made. For certain legal cases and regulatory matters, the Corporation does not believe that an estimate can currently be made. The Corporation’s estimate involves significant judgment, given the varying stages of the legal proceedings and regulatory matters (including the fact that many are currently in preliminary stages), the existence in certain legal proceedings of multiple defendants (including the Corporation) whose share of liability has yet to be determined, the numerous yet-unresolved issues in many of the legal proceedings and regulatory matters (including issues regarding class certification and the scope of many of the claims) and the attendant uncertainty of the various potential outcomes of such legal proceedings and regulatory matters. Accordingly, the Corporation’s estimate will change from time to time, and actual losses may be more or less than the current estimate.
In the event of unexpected future developments, it is possible the ultimate resolution of these matters, if unfavorable, may be material to the Corporation's consolidated financial condition, results of operations or cash flows.
For information regarding income tax contingencies, refer to Note 11.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries
NOTE 13 - STRATEGIC LINES OF BUSINESS
The Corporation has strategically aligned its operations into three major business segments: the Commercial Bank, the Retail Bank and Wealth Management. These business segments are differentiated based on the type of customer and the related products and services provided. In addition to the three major business segments, the Finance Division is also reported as a segment. Business segment results are produced by the Corporation’s internal management accounting system. This system measures financial results based on the internal business unit structure of the Corporation. The performance of the business segments is not comparable with the Corporation's consolidated results and is not necessarily comparable with similar information for any other financial institution. Additionally, because of the interrelationships of the various segments, the information presented is not indicative of how the segments would perform if they operated as independent entities. The management accounting system assigns balance sheet and income statement items to each business segment using certain methodologies, which are regularly reviewed and refined. From time to time, the Corporation may make reclassifications among the segments to more appropriately reflect management's current view of the segments, and methodologies may be modified as the management accounting system is enhanced and changes occur in the organizational structure and/or product lines. For comparability purposes, amounts in all periods are based on business unit structure and methodologies in effect at March 31, 2023.
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
For further information on the methodologies which form the basis for these results refer to Note 22 to the consolidated financial statements in the Corporation's 2022 Annual Report.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries
Business segment financial results were as follows:

	Commercial Bank	Retail Bank	Wealth Management	Finance	Other	Total
(dollar amounts in millions)
Three Months Ended March 31, 2023
Earnings summary:
Net interest income (expense)	$531	$222	$58	$(123)	$20	$708
Provision for credit losses	26	6	(2)	—	—	30
Noninterest income	153	28	73	23	5	282
Noninterest expenses	251	165	106	1	28	551
Provision (benefit) for income taxes	87	19	6	(25)	(2)	85
Net income (loss)	$320	$60	$21	$(76)	$(1)	$324
Net credit-related (recoveries) charge-offs	$(2)	$—	$—	$—	$—	$(2)
Selected average balances:
Assets	$50,162	$2,916	$5,347	$20,089	$6,624	$85,138
Loans	46,065	2,203	5,200	—	—	53,468
Deposits	36,396	25,101	4,704	1,523	109	67,833
Statistical data:
Return on average assets (a)	2.57%	0.97%	1.62%	n/m	n/m	1.54%
Efficiency ratio (b)	36.74	65.26	81.17	n/m	n/m	55.53
Three Months Ended March 31, 2022
Earnings summary:
Net interest income (expense)	$356	$130	$36	$(64)	$(2)	$456
Provision for credit losses	(23)	7	2	—	3	(11)
Noninterest income	132	28	72	18	(6)	244
Noninterest expenses	234	164	83	—	(8)	473
Provision (benefit) for income taxes	65	(4)	6	(12)	(6)	49
Net income (loss)	$212	$(9)	$17	$(34)	$3	$189
Net credit-related charge-offs (recoveries)	$9	$—	$(1)	$—	$—	$8
Selected average balances:
Assets	$45,024	$2,807	$4,857	$19,242	$19,220	$91,150
Loans	41,545	2,013	4,713	—	2	48,273
Deposits	46,039	26,861	5,303	680	220	79,103
Statistical data:
Return on average assets (a)	1.71%	(0.14)%	1.21%	n/m	n/m	0.84%
Efficiency ratio (b)	47.26	103.82	76.73	n/m	n/m	66.91
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

	Commercial Bank	Retail Bank	Wealth Management	Finance & Other	Total
(in millions)
Three Months Ended March 31, 2023
Revenue from contracts with customers:
Card fees	$58	$10	$1	$—	$69
Fiduciary income	—	—	58	—	58
Service charges on deposit accounts	31	14	1	—	46
Commercial loan servicing fees (a)	3	—	—	—	3
Capital markets income (b)	4	—	—	—	4
Brokerage fees	—	—	8	—	8
Other noninterest income (b)	—	3	3	—	6
Total revenue from contracts with customers	96	27	71	—	194
Other sources of noninterest income	57	1	2	28	88
Total noninterest income	$153	$28	$73	$28	$282
Three Months Ended March 31, 2022
Revenue from contracts with customers:
Card fees	$58	$10	$1	$—	$69
Fiduciary income	—	—	58	—	58
Service charges on deposit accounts	33	14	1	—	48
Commercial loan servicing fees (a) (c)	3	—	—	—	3
Capital markets income (b) (c)	2	—	—	—	2
Brokerage fees	—	—	4	—	4
Other noninterest income (b) (c)	—	5	5	—	10
Total revenue from contracts with customers	96	29	69	—	194
Other sources of noninterest income	36	(1)	3	12	50
Total noninterest income	$132	$28	$72	$12	$244
(a)Included in commercial lending fees on the Consolidated Statements of Comprehensive Income.
(b)Excludes derivative, warrant and other miscellaneous income.
(c)Effective January 1, 2023, the Corporation reported derivative income, syndication agent fees (previously a component of commercial lending fees) and investment banking fees (previously a component of other noninterest income) as a combined item captioned by capital markets income on the Consolidated Statements of Comprehensive Income. Prior periods have been adjusted to conform to this presentation, and the changes in presentation do not impact total noninterest income.
Revenue from contracts with customers did not generate significant contract assets and liabilities.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS
This report includes forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. In addition, the Corporation may make other written and oral communications from time to time that contain such statements. All statements regarding the Corporation's expected financial position, strategies and growth prospects and general economic conditions expected to exist in the future are forward-looking statements. The words, "anticipates," "believes," "contemplates," "feels," "expects," "estimates," "seeks," "strives," "plans," "intends," "outlook," "forecast," "position," "target," "mission," "assume," "achievable," "potential," "strategy," "goal," "aspiration," "opportunity," "initiative," "outcome," "continue," "remain," "maintain," "on track," "trend," "objective," "looks forward," "projects," "models," and variations of such words and similar expressions, or future or conditional verbs such as "will," "would," "should," "could," "might," "can," "may" or similar expressions, as they relate to the Corporation or its management, are intended to identify forward-looking statements. These forward-looking statements are predicated on the beliefs and assumptions of the Corporation's management based on information known to the Corporation's management as of the date of this report and do not purport to speak as of any other date. Forward-looking statements may include descriptions of plans and objectives of the Corporation's management for future or past operations, products or services and forecasts of the Corporation's revenue, earnings or other measures of economic performance, including statements of profitability, business segments and subsidiaries as well as estimates of credit trends and global stability. Such statements reflect the view of the Corporation's management as of this date with respect to future events and are subject to risks and uncertainties. Should one or more of these risks materialize or should underlying beliefs or assumptions prove incorrect, the Corporation's actual results could differ materially from those discussed. Factors that could cause or contribute to such differences include credit risks (changes in customer behavior; unfavorable developments concerning credit quality; and declines or other changes in the businesses or industries of the Corporation's customers); market risks (changes in monetary and fiscal policies; fluctuations in interest rates and their impact on deposit pricing; and transitions away from LIBOR towards new interest rate benchmarks); liquidity risks (the Corporation's ability to maintain adequate sources of funding and liquidity; reductions in the Corporation's credit rating; and the interdependence of financial service companies); technology risks (cybersecurity risks and heightened legislative and regulatory focus on cybersecurity and data privacy); operational risks (operational, systems or infrastructure failures; reliance on other companies to provide certain key components of business infrastructure; the impact of legal and regulatory proceedings or determinations; losses due to fraud; and controls and procedures failures); compliance risks (changes in regulation or oversight, or changes in the Corporation’s status with respect to existing regulations or oversight; the effects of stringent capital requirements; and the impacts of future legislative, administrative or judicial changes to tax regulations); strategic risks (damage to the Corporation's reputation; the Corporation's ability to utilize technology to efficiently and effectively develop, market and deliver new products and services; competitive product and pricing pressures among financial institutions within the Corporation's markets; the implementation of the Corporation's strategies and business initiatives; management's ability to maintain and expand customer relationships; management's ability to retain key officers and employees; and any future strategic acquisitions or divestitures); and other general risks (changes in general economic, political or industry conditions; negative effects from inflation; the effectiveness of methods of reducing risk exposures; the effects of catastrophic events, including pandemics; physical or transition risks related to climate change; changes in accounting standards; the critical nature of the Corporation's accounting policies; and the volatility of the Corporation's stock price). The Corporation cautions that the foregoing list of factors is not all-inclusive. For discussion of factors that may cause actual results to differ from expectations, please refer to our filings with the Securities and Exchange Commission. In particular, please refer to “Item 1A. Risk Factors” beginning on page 13 of the Corporation's 2022 Annual Report and "Item 1A. Risk Factors" beginning on page 60 of this Quarterly Report on Form 10-Q for the quarter ended March 31, 2023. Forward-looking statements speak only as of the date they are made. The Corporation does not undertake to update forward-looking statements to reflect facts, circumstances, assumptions or events that occur after the date the forward-looking statements are made. For any forward-looking statements made in this report or in any documents, the Corporation claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

RESULTS OF OPERATIONS
Three Months Ended March 31, 2023 Compared to Three Months Ended December 31, 2022

	Three Months Ended
(dollar amounts in millions, except per share data)	March 31, 2023	December 31, 2022
Net interest income	$708	$742
Provision for credit losses	30	33
Noninterest income	282	278
Noninterest expenses	551	541
Income before income taxes	409	446
Provision for income taxes	85	96
Net income	$324	$350
Diluted earnings per common share	$2.39	$2.58
Net income for the three months ended March 31, 2023 was $324 million, a decrease of $26 million compared to $350 million for the three months ended December 31, 2022, reflecting a $34 million decrease in net interest income driven by higher borrowings, partially offset by loan growth and higher short-term rates. An $11 million decrease in the provision for income taxes and a $4 million increase in noninterest income were partially offset by a $10 million increase in noninterest expenses. Net income per diluted common share was $2.39 and $2.58 for the three months ended March 31, 2023 and December 31, 2022, respectively, a decrease of $0.19 per diluted common share.

Analysis of Net Interest Income

	Three Months Ended
	March 31, 2023			December 31, 2022
(dollar amounts in millions)	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Commercial loans (a)	$30,517	$410	5.44%	$30,585	$402	5.21%
Real estate construction loans	3,345	63	7.66	2,978	51	6.83
Commercial mortgage loans	13,464	221	6.67	12,752	189	5.86
Lease financing (b)	765	4	1.93	753	8	4.35
International loans	1,226	24	7.91	1,227	20	6.22
Residential mortgage loans	1,833	15	3.29	1,786	15	3.52
Consumer loans	2,318	40	7.07	2,294	34	5.88
Total loans (c)	53,468	777	5.89	52,375	719	5.45
Mortgage-backed securities (d)	16,397	108	2.28	16,373	111	2.28
U.S. Treasury securities (e)	2,369	5	0.79	2,756	7	0.97
Total investment securities	18,766	113	2.10	19,129	118	2.11
Interest-bearing deposits with banks (f)	4,955	58	4.66	3,868	39	3.82
Other short-term investments	186	1	2.28	166	—	1.52
Total earning assets	77,375	949	4.79	75,538	876	4.41
Cash and due from banks	1,465			1,528
Allowance for loan losses	(611)			(576)
Accrued income and other assets	6,909			7,318
Total assets	$85,138			$83,808
Money market and interest-bearing checking deposits (g)	$26,340	109	1.68	$26,301	73	1.09
Savings deposits	3,147	1	0.18	3,306	1	0.13
Customer certificates of deposit	1,875	6	1.31	1,700	3	0.65
Other time deposits	171	2	3.74	62	1	4.21
Foreign office time deposits	49	—	3.72	31	—	2.81
Total interest-bearing deposits	31,582	118	1.52	31,400	78	0.97
Federal funds purchased	83	1	4.56	241	2	3.59
Other short-term borrowings	5,371	65	4.92	1,342	14	4.14
Medium- and long-term debt	3,832	57	5.94	3,020	40	5.28
Total interest-bearing sources	40,868	241	2.39	36,003	134	1.47
Noninterest-bearing deposits	36,251			39,955
Accrued expenses and other liabilities	2,291			2,569
Shareholders’ equity	5,728			5,281
Total liabilities and shareholders’ equity	$85,138			$83,808
Net interest income/rate spread		$708	2.40		$742	2.94
Impact of net noninterest-bearing sources of funds			1.17			0.80
Net interest margin (as a percentage of average earning assets)			3.57%			3.74%
(a)Interest income on commercial loans included $119 million and $70 million of realized losses from business loan swaps for the three months ended March 31, 2023 and December 31, 2022, respectively.
(b)The three months ended March 31, 2023 included residual value adjustments totaling $6 million, which impacted the average yield on loans by 5 basis points.
(c)Nonaccrual loans are included in average balances reported and in the calculation of average rates.
(d)Average balances included $2.6 billion and $3.0 billion of unrealized losses for the three months ended March 31, 2023 and December 31, 2022, respectively; yields calculated gross of these unrealized losses.
(e)Average balances included $135 million and $157 million of unrealized losses for the three months ended March 31, 2023 and December 31, 2022, respectively; yields calculated gross of these unrealized losses.
(f)Average balances excluded $101 million and $96 million of collateral posted and netted against derivative liability positions for the three months ended March 31, 2023 and December 31, 2022, respectively; yields calculated gross of derivative netting amounts.
(g)Average balances excluded $35 million and $6 million of collateral received and netted against derivative asset positions for the three months ended March 31, 2023 and December 31, 2022, respectively; rates calculated gross of derivative netting amounts.

Rate/Volume Analysis

	Three Months Ended
	March 31, 2023/December 31, 2022
(in millions)	Increase (Decrease) Due to Rate (a)	Increase (Decrease) Due to Volume (a)	Net Increase (Decrease)
Interest Income:
Loans	$40	$18	$58
Investment securities	(1)	(4)	(5)
Interest-bearing deposits with banks	6	13	19
Other short-term investments	1	—	1
Total interest income	46	27	73
Interest Expense:
Interest-bearing deposits	38	2	40
Short-term borrowings	3	47	50
Medium- and long-term debt	8	9	17
Total interest expense	49	58	107
Net interest income	$(3)	$(31)	$(34)
(a)Impact of additional days, other portfolio dynamics and interest rate swaps reflected as part of rate impact, rate/volume variances are allocated to variances due to volume.
Net interest income decreased $34 million to $708 million for the three months ended March 31, 2023, compared to $742 million for the three months ended December 31, 2022. The decrease in net interest income was driven by higher funding costs, a $4.0 billion increase in average short-term FHLB advances and an $800 million increase in medium- and long-term FHLB advances, as well as the impact of two fewer days in the quarter, partially offset by higher short-term rates and loan growth. Net interest margin was 3.57 percent for the three months ended March 31, 2023, a decrease of 17 basis points from 3.74 percent for the three months ended December 31, 2022, primarily driven by higher-cost funding sources, partially offset by an increase in short-term rates.
Average earning assets increased $1.8 billion, driven by increases of $1.1 billion each in loans and interest-bearing deposits with banks, partially offset by a $363 million decrease in investment securities. Average interest-bearing sources increased $4.9 billion primarily due to a $4.7 billion increase in borrowings, mostly comprised of FHLB advances.
For further discussion of the effects of market rates on net interest income, refer to the "Market and Liquidity Risk" section of this financial review.
Provision for Credit Losses
The provision for credit losses, which includes the provision for loan losses and the provision for credit losses on lending-related commitments, decreased $3 million to $30 million for the three months ended March 31, 2023, compared to $33 million for the three months ended December 31, 2022, increasing the allowance for credit losses to $693 million reflecting loan growth, continued strong credit metrics combined with a weakening of the economic outlook. Net loan recoveries were $2 million for the three months ended March 31, 2023, compared to $4 million for the three months ended December 31, 2022. Provision for credit losses on lending-related commitments decreased $2 million compared to the three months ended December 31, 2022.
An analysis of the allowance for credit losses and a summary of nonperforming assets are presented under the "Credit Risk" subheading in the "Risk Management" section of this financial review.

Noninterest Income

	Three Months Ended
(in millions)	March 31, 2023	December 31, 2022
Card fees	$69	$68
Fiduciary income	58	55
Service charges on deposit accounts	46	47
Capital markets income (a)	39	34
Commercial lending fees (a)	18	18
Bank-owned life insurance	10	10
Letter of credit fees	10	10
Brokerage fees	8	7
Other noninterest income (a), (b)	24	29
Total noninterest income	$282	$278
(a)Effective January 1, 2023, the Corporation reported derivative income, syndication agent fees (previously a component of commercial lending fees) and investment banking fees (previously a component of other noninterest income) as a combined item captioned by capital markets income on the Consolidated Statements of Comprehensive Income. Prior periods have been adjusted to conform to this presentation, and the changes in presentation do not impact total noninterest income.
(b)The table below provides further details on certain categories included in other noninterest income.
Noninterest income increased $4 million to $282 million for the three months ended March 31, 2023, reflecting increases in capital markets income and fiduciary income, partially offset by a $5 million valuation reserve for assets held for sale (included in other noninterest income). Higher capital markets income was mostly due to energy and foreign exchange derivative income, while growth in personal trust fees drove the increase in fiduciary income.
    The following table presents certain categories included in other noninterest income on the Consolidated Statements of Comprehensive Income.

	Three Months Ended
(in millions)	March 31, 2023	December 31, 2022
Risk management hedging income	$8	$8
Deferred compensation asset returns (a)	4	6
Securities trading income	4	4
Insurance commissions	4	3
All other noninterest income	4	8
Other noninterest income	$24	$29
(a)    Compensation deferred by the Corporation's officers and directors is invested based on investment selections of the officers and directors. Income earned on these assets is reported in other noninterest income and the offsetting change in deferred compensation plan liabilities is reported in salaries and benefits expense.
Noninterest Expenses

	Three Months Ended
(in millions)	March 31, 2023	December 31, 2022
Salaries and benefits expense	$326	$318
Outside processing fee expense	64	63
Occupancy expense	41	53
Software expense	40	41
FDIC insurance expense	13	7
Equipment expense	12	14
Advertising expense	8	14
Other noninterest expenses	47	31
Total noninterest expenses	$551	$541
Noninterest expenses increased $10 million to $551 million, primarily driven by increases in other noninterest expenses, salaries and benefits expense and FDIC insurance expense, partially offset by decreases in occupancy expense, advertising expense and equipment expense. Salaries and benefits expense included increases from significant seasonal items including annual stock-based compensation, payroll taxes and 401-K expense, partially offset by decreases in incentive compensation and staff insurance. The increase in other noninterest expenses was driven by higher non-salary pension expense due to actuarial adjustments and increased litigation-related expense, partially offset by a refund related to a favorable state tax ruling and a decrease in consulting fees. FDIC insurance expense increased due to a statutory assessment rate increase as well as funding-related impacts.

For the three months ended March 31, 2023, expenses for certain modernization initiatives, including transition costs related to the recently announced partnership with the Corporation's new investment program provider, decreased $2 million to $16 million. Modernization-related expenses for the periods presented were comprised of transitional real estate costs (reported in occupancy expense), severance and contract labor (reported in salaries and benefits expense) and asset impairment and contract termination costs (reported in other noninterest expenses).
Three Months Ended March 31, 2023 Compared to Three Months Ended March 31, 2022

	Three Months Ended March 31,
(dollar amounts in millions, except per share data)	2023	2022
Net interest income	$708	$456
Provision for credit losses	30	(11)
Noninterest income	282	244
Noninterest expenses	551	473
Income before income taxes	409	238
Provision for income taxes	85	49
Net income	$324	$189
Diluted earnings per common share	$2.39	$1.37
Net income increased $135 million to $324 million for the three months ended March 31, 2023, compared to $189 million for the three months ended March 31, 2022, driven by an increase in net interest income reflecting higher short-term rates and growth in loans and investment securities, partially offset by higher noninterest expenses. Net income per diluted common share increased $1.02 to $2.39 for the three months ended March 31, 2023, compared to $1.37 for the three months ended March 31, 2022.

Analysis of Net Interest Income

	Three Months Ended
	March 31, 2023			March 31, 2022
(dollar amounts in millions)	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Commercial loans (a)	$30,517	$410	5.44%	$28,275	$232	3.34%
Real estate construction loans	3,345	63	7.66	2,659	24	3.62
Commercial mortgage loans	13,464	221	6.67	11,647	84	2.92
Lease financing (b)	765	4	1.93	635	5	2.89
International loans	1,226	24	7.91	1,220	9	3.09
Residential mortgage loans	1,833	15	3.29	1,785	11	2.51
Consumer loans	2,318	40	7.07	2,052	18	3.47
Total loans (c)	53,468	777	5.89	48,273	383	3.22
Mortgage-backed securities (d)	16,397	108	2.28	14,413	70	1.88
U.S. Treasury securities (e)	2,369	5	0.79	2,914	7	1.00
Total investment securities	18,766	113	2.10	17,327	77	1.74
Interest-bearing deposits with banks (f)	4,955	58	4.66	17,781	9	0.19
Other short-term investments	186	1	2.28	189	—	0.19
Total earning assets	77,375	949	4.79	83,570	469	2.26
Cash and due from banks	1,465			1,446
Allowance for loan losses	(611)			(581)
Accrued income and other assets	6,909			6,715
Total assets	$85,138			$91,150
Money market and interest-bearing checking deposits (g)	$26,340	109	1.68	$30,506	3	0.04
Savings deposits	3,147	1	0.18	3,213	—	0.01
Customer certificates of deposit	1,875	6	1.31	1,921	1	0.19
Other time deposits	171	2	3.74	—	—	—
Foreign office time deposits	49	—	3.72	44	—	0.11
Total interest-bearing deposits	31,582	118	1.52	35,684	4	0.05
Federal funds purchased	83	1	4.56	1	—	—
Other short-term borrowings	5,371	65	4.92	—	—	—
Medium- and long-term debt	3,832	57	5.94	2,767	9	1.27
Total interest-bearing sources	40,868	241	2.39	38,452	13	0.14
Noninterest-bearing deposits	36,251			43,419
Accrued expenses and other liabilities	2,291			1,541
Shareholders’ equity	5,728			7,738
Total liabilities and shareholders’ equity	$85,138			$91,150
Net interest income/rate spread		$708	2.40		$456	2.12
Impact of net noninterest-bearing sources of funds			1.17			0.07
Net interest margin (as a percentage of average earning assets)			3.57%			2.19%
(a)Interest income on commercial loans included $(119) million and $22 million of realized gains (losses) from business loan swaps for the three months ended March 31, 2023 and 2022, respectively.
(b)The three months ended March 31, 2023 included residual value adjustments totaling $6 million, which impacted the average yield on loans by 5 basis points.
(c)Nonaccrual loans are included in average balances reported and in the calculation of average rates.
(d)Average balances included $2.6 billion and $562 million of unrealized losses for the three months ended March 31, 2023 and 2022, respectively; yields calculated gross of these unrealized losses.
(e)Average balances included $135 million and $57 million of unrealized losses for the three months ended March 31, 2023 and 2022, respectively; yields calculated gross of these unrealized gains and losses.
(f)Average balances excluded $101 million and $689 million of collateral posted and netted against derivative liability positions for the three months ended March 31, 2023 and 2022, yields calculated gross of derivative netting amounts.
(g)Average balances excluded $35 million and $144 million of collateral received and netted against derivative asset positions for the three months ended March 31, 2023 and 2022, rates calculated gross of derivative netting amounts.

Rate/Volume Analysis

	Three Months Ended
	March 31, 2023/March 31, 2022
(in millions)	Increase Due to Rate (a)	Increase (Decrease) Due to Volume (a)	Net Increase
Interest Income:
Loans	$307	$87	$394
Investment securities	6	30	36
Interest-bearing deposits with banks	203	(154)	49
Other short-term investments	1	—	1
Total interest income	517	(37)	480
Interest Expense:
Interest-bearing deposits	129	(15)	114
Short-term borrowings	—	66	66
Medium- and long-term debt	33	15	48
Total interest expense	162	66	228
Net interest income	$355	$(103)	$252
(a)Impact of additional days, other portfolio dynamics and interest rate swaps reflected as part of rate impact, rate/volume variances are allocated to variances due to volume.
Net interest income was $708 million for the three months ended March 31, 2023, an increase of $252 million compared to the three months ended March 31, 2022. The increase in net interest income reflected higher short-term rates (including the impact of interest rate swaps) and loan growth, partially offset by lower deposits with the Federal Reserve and an increase in borrowings. Net interest margin was 3.57 percent for the three months ended March 31, 2023, an increase of 138 basis points compared to 2.19 percent for the comparable period in 2022, mostly due to the impact of higher short-term rates, partially offset by higher-cost funding sources.
Average earning assets decreased $6.2 billion, due to a decrease of $12.8 billion in interest-bearing deposits with banks, partially offset by increases of $5.2 billion in loans and $1.4 billion in investment securities. Average interest-bearing sources increased $2.4 billion, reflecting increases of $5.5 billion in short-term borrowings and $1.1 billion in medium- and long-term debt, partially offset by a $4.1 billion decrease in interest-bearing deposits.
For further discussion of the effects of market rates on net interest income, refer to the "Market and Liquidity Risk" section of this financial review.
Provision for Credit Losses
The provision for credit losses was an expense of $30 million for the three months ended March 31, 2023, compared to a benefit of $11 million for the three months ended March 31, 2022, reflecting loan growth and a moderate weakening in the economic outlook. Net loan recoveries were $2 million for the three months ended March 31, 2023, compared to net charge-offs of $8 million for the three months ended March 31, 2022. General Middle Market net recoveries were $4 million for the three months ended March 31, 2023, compared to net charge-offs of $5 million for the three months ended March 31, 2022. Additionally, Energy net charge-offs decreased $6 million over the period. Provision for credit losses on lending-related commitments decreased $14 million compared to the three months ended March 31, 2022.
An analysis of the allowance for credit losses and nonperforming assets is presented under the "Credit Risk" subheading in the "Risk Management" section of this financial review.

Noninterest Income

	Three Months Ended March 31,
(in millions)	2023	2022
Card fees	$69	$69
Fiduciary income	58	58
Service charges on deposit accounts	46	48
Capital markets income (a)	39	29
Commercial lending fees (a)	18	16
Bank-owned life insurance	10	13
Letter of credit fees	10	9
Brokerage fees	8	4
Other noninterest income (a), (b)	24	(2)
Total noninterest income	$282	$244
(a)Effective January 1, 2023, the Corporation reported derivative income, syndication agent fees (previously a component of commercial lending fees) and investment banking fees (previously a component of other noninterest income) as a combined item captioned by capital markets income on the Consolidated Statements of Comprehensive Income. Prior periods have been adjusted to conform to this presentation, and the changes in presentation do not impact total noninterest income.
(b)The table below provides further details on certain categories included in other noninterest income.
Noninterest income increased $38 million, which included increases in other noninterest income, capital markets income and brokerage fees, partially offset by a decrease in bank-owned life insurance. The increase in capital markets income was driven by higher derivative income and syndication agent fees. Other noninterest income included increases in deferred compensation asset returns (offset in noninterest expense) and risk management hedging income related to an increase in price alignment income received for centrally cleared risk management positions, as well as the impact of fair value losses on warrants in first quarter 2022.
The following table presents certain categories included in other noninterest income on the Consolidated Statements of Comprehensive Income.

	Three Months Ended March 31,
(in millions)	2023	2022
Risk management hedging income	$8	$—
Deferred compensation asset returns (a)	4	(7)
Securities trading income	4	3
Insurance commissions	4	3
All other noninterest income	4	(1)
Other noninterest income	$24	$(2)
(a)    Compensation deferred by the Corporation's officers and directors is invested based on investment selections of the officers and directors. Income earned on these assets is reported in other noninterest income and the offsetting change in deferred compensation plan liabilities is reported in salaries and benefits expense.
Noninterest Expenses

	Three Months Ended March 31,
(in millions)	2023	2022
Salaries and benefits expense	$326	$289
Outside processing fee expense	64	62
Occupancy expense	41	38
Software expense	40	39
FDIC insurance expense	13	8
Equipment expense	12	11
Advertising expense	8	7
Other noninterest expenses	47	19
Total noninterest expenses	$551	$473
Noninterest expenses increased $78 million due to increases in other noninterest expenses, salaries and benefits expense, FDIC insurance expense and occupancy expense. The increase in salaries and benefits expense was driven by higher deferred compensation expense (offset in other noninterest income), the impact of annual merit increases and staff additions, as well as increases in staff insurance and 401-K expense. Other noninterest expenses included increases in litigation-related expenses and non-salary pension expense, partially offset by a refund related to a favorable state tax ruling and lower operational losses.

STRATEGIC LINES OF BUSINESS
The Corporation has strategically aligned its operations into three major business segments: the Commercial Bank, the Retail Bank and Wealth Management. These business segments are differentiated based on the type of customer and the related products and services provided. In addition to the three major business segments, the Finance Division is also reported as a segment. The Other category includes items not directly associated with the business segments or the Finance segment. The performance of the business segments is not comparable with the Corporation's consolidated results and is not necessarily comparable with similar information for any other financial institution. Additionally, because of the interrelationships of the various segments, the information presented is not indicative of how the segments would perform if they operated as independent entities. Note 13 to the consolidated financial statements describes the business activities of each business segment and presents financial results of the business segments for the three-month periods ended March 31, 2023 and 2022.
The Corporation's management accounting system assigns balance sheet and income statement items to each segment using certain methodologies, which are regularly reviewed and refined. These methodologies may be modified as the management accounting system is enhanced and changes occur in the organizational structure and/or product lines. Note 22 to the consolidated financial statements in the Corporation's 2022 Annual Report describes the Corporation's segment reporting methodology.
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
Business Segments
The following sections present a summary of the performance of each of the Corporation's business segments for the three months ended March 31, 2023 compared to the same period in the prior year.
Commercial Bank

	Three Months Ended March 31,			Percent Change
(dollar amounts in millions)	2023	2022	Change
Earnings summary:
Net interest income	$531	$356	$175	49%
Provision for credit losses	26	(23)	49	n/m
Noninterest income	153	132	21	17
Noninterest expenses	251	234	17	8
Provision for income taxes	87	65	22	35
Net income	$320	$212	$108	50%
Net credit-related (recoveries) charge-offs	$(2)	$9	$(11)	n/m

Selected average balances:
Loans (a)	$46,065	$41,545	$4,520	11%
Deposits	36,396	46,039	(9,643)	(21)
(a)Included PPP loans with average balances of $18 million and $245 million for the three months ended March 31, 2023 and 2022, respectively.
n/m - not meaningful
Average loans increased $4.5 billion, with increases in Commercial Real Estate, National Dealer Services, Corporate Banking and general Middle Market, partially offset by a decrease in Mortgage Banker Finance. Average deposits decreased $9.6 billion in all deposit categories with the exception of savings deposits, primarily driven by decreases in noninterest-bearing and money market deposits, most significantly in the California market. The largest declines included general Middle Market, Technology and Life Sciences, Corporate Banking, National Dealer Services and Business Banking. The Commercial Bank's net income increased $108 million. Net interest income increased $175 million due to an increase in loan income, partially offset by higher allocated net FTP charges and a decline in loan fees. The provision for credit losses increased to an expense of

$26 million from a benefit of $23 million, reflecting increases in general Middle Market, Commercial Real Estate, Business Banking and Entertainment Lending, partially offset by a decrease in Technology and Life Sciences. Net credit-related charge-offs decreased $11 million to $2 million in net recoveries, primarily due to a reduction in general Middle Market and Energy net charge-offs. Noninterest income increased $21 million, primarily driven by higher capital markets income and a decrease in securities trading losses. Noninterest expenses increased $17 million, primarily reflecting increases in salaries and benefits expense, corporate overhead, FDIC insurance expense and litigation-related expenses.
Retail Bank

	Three Months Ended March 31,			Percent Change
(dollar amounts in millions)	2023	2022	Change
Earnings summary:
Net interest income	$222	$130	$92	71%
Provision for credit losses	6	7	(1)	(12)
Noninterest income	28	28	—	—
Noninterest expenses	165	164	1	—
Provision (benefit) for income taxes	19	(4)	23	n/m
Net income (loss)	$60	$(9)	$69	n/m
Net credit-related charge-offs	$—	$—	$—	—

Selected average balances:
Loans (a)	$2,203	$2,013	$190	9%
Deposits	25,101	26,861	(1,760)	(7)
(a)Included PPP loans with average balances of $4 million and $63 million for the three months ended March 31, 2023 and 2022, respectively.
n/m - not meaningful
Average loans increased $190 million, while average deposits decreased $1.8 billion, reflecting decreases in all deposit categories with the exception of time deposits. The Retail Bank's net income increased $69 million to $60 million, from a net loss of $9 million. Net interest income increased $92 million primarily due to higher FTP crediting rates on deposits. Noninterest income and noninterest expenses were relatively stable.
Wealth Management

	Three Months Ended March 31,			Percent Change
(dollar amounts in millions)	2023	2022	Change
Earnings summary:
Net interest income	$58	$36	$22	62%
Provision for credit losses	(2)	2	(4)	n/m
Noninterest income	73	72	1	1
Noninterest expenses	106	83	23	28
Provision for income taxes	6	6	—	—
Net income	$21	$17	$4	26%
Net credit-related recoveries	$—	$(1)	$1	n/m

Selected average balances:
Loans (a)	$5,200	$4,713	$487	10%
Deposits	4,704	5,303	(599)	(11)
(a)Included PPP loans with average balances of $11 million and $27 million for the three months ended March 31, 2023 and 2022, respectively.
n/m - not meaningful
Average loans increased $487 million, while average deposits decreased $599 million, reflecting decreases in all deposit categories with the exception of time deposits and primarily impacting the California market. Wealth Management's net income increased $4 million to $21 million. Net interest income increased $22 million primarily due to an increase in loan income, partially offset by an increase in allocated FTP charges. Provision for credit losses decreased $4 million to a net benefit of $2 million. Noninterest income was relatively stable while noninterest expenses increased $23 million, primarily reflecting increases in salaries and benefits expense and litigation-related expenses.

Finance & Other

	Three Months Ended March 31,			Percent Change
(dollar amounts in millions)	2023	2022	Change
Earnings summary:
Net interest expense	$(103)	$(66)	$(37)	60%
Provision for credit losses	—	3	(3)	(90)
Noninterest income	28	12	16	n/m
Noninterest expenses	29	(8)	37	n/m
Benefit for income taxes	(27)	(18)	(9)	51
Net loss	$(77)	$(31)	$(46)	n/m

Selected average balances:
Loans	$—	$2	$(2)	n/m
Deposits	1,632	900	732	81
n/m - not meaningful
Average deposits, which primarily consist of centrally-managed brokered and reciprocal deposits, increased $732 million. Reciprocal money market deposits, which include products that may be used to provide protection to balances in excess of FDIC-insured limits, increased by $598 million, while brokered time deposits increased by $109 million, all of which are fully insured by the FDIC. Net loss for the Finance and Other category increased $46 million to $77 million. Net interest expense increased by $37 million reflecting increased balances from higher-cost funding sources. Noninterest income increased $16 million to $28 million, driven by an increase in risk management hedging income, partially offset by decreases in capital markets income and bank-owned life insurance. Noninterest expenses increased $37 million, primarily reflecting an increase in salaries and benefits expense and asset impairments, partially offset by a refund related to a favorable state tax ruling.
The following table lists the Corporation's banking centers by geographic market.

	March 31,
	2023	2022
Michigan	177	188
Texas	115	124
California	92	95
Other Markets	26	26
Total	410	433

FINANCIAL CONDITION
First Quarter 2023 Compared to Fourth Quarter 2022
Period-End Balances
Total assets increased $5.7 billion to $91.1 billion, reflecting a $4.6 billion increase in interest-bearing deposits with banks (primarily deposits with the Federal Reserve Bank) and a $1.5 billion increase in loans, partially offset by a decrease of $717 million in investment securities driven by Treasury maturities and paydowns on mortgage-backed securities. The increase in loans included growth of $570 million in Commercial Real Estate, $480 million in Equity Fund Services, $263 million in Corporate Banking and $245 million in National Dealer Services.
Total liabilities increased $4.9 billion to $85.1 billion, reflecting increases of $7.8 billion in short-term borrowings and $4.1 billion in medium- and long-term debt, partially offset by a decrease of $6.8 billion in noninterest-bearing deposits. The increases in short-term borrowings and medium- and long-term debt were primarily driven by FHLB advances, while the decline in deposits reflected normal first quarter seasonality and customers utilizing balances to fund business activities, as well as predominantly localized decreases related to uncertainty in the banking industry following the collapse of Silicon Valley Bank in March 2023 and the subsequent impacts. For additional information regarding deposits, refer to "Deposit Concentrations and Uninsured Deposits" under the "Market Risk" subheading in the "Risk Management" section of this financial review. Total shareholders' equity increased $813 million, primarily due to reductions in unrealized losses on investment securities available-for-sale and cash flow hedges and net income.

Average Balances
Total assets increased $1.3 billion to $85.1 billion, driven by increases of $1.1 billion in both loans and interest-bearing deposits with banks, partially offset by decreases of $409 million in accrued income and other assets primarily due to a decline in pension plan assets as well as $363 million in investment securities. The following table provides information about the change in the Corporation's average loan portfolio by loan type.

	Three Months Ended			Percent Change
(dollar amounts in millions)	March 31, 2023	December 31, 2022	Change
Commercial loans	$30,517	$30,585	$(68)	—%
Real estate construction loans	3,345	2,978	367	12
Commercial mortgage loans	13,464	12,752	712	6
Lease financing	765	753	12	2
International loans	1,226	1,227	(1)	—
Residential mortgage loans	1,833	1,786	47	3
Consumer loans	2,318	2,294	24	1
Total loans	$53,468	$52,375	$1,093	2%
The $1.1 billion increase in loans was primarily driven by increases of $642 million in the Commercial Real Estate line of business, $361 million in National Dealer Services, $97 million in Wealth Management and $96 million in general Middle Market, partially offset by a decrease of $184 million in Mortgage Banker Finance.
Total liabilities increased $883 million to $79.4 billion, primarily reflecting increases of $3.9 billion in short-term borrowings and $812 million in medium- and long-term debt (mainly consisting of FHLB advances), partially offset by a decrease of $3.7 billion in noninterest-bearing deposits, reflecting the impacts described above in "Period-End Balances." The decline in deposits included diversification efforts by customers with excess balances significantly above those of the average relationship profile and included decreases of $926 million in the Retail Bank, $914 million in Technology and Life Sciences, $806 million in general Middle Market (largest impact in the California market), $495 million in Wealth Management, $352 million in Business Banking, $329 million in Commercial Real Estate and $209 million in Equity Fund Services, partially offset by increases of $598 million in reciprocal money market deposits and $109 million in brokered time deposits, all of which are fully insured by the FDIC.
Capital
The following table presents a summary of changes in total shareholders' equity for the three months ended March 31, 2023.

(in millions)
Balance at January 1, 2023		$5,181
Net income		324
Cash dividends declared on common stock		(94)
Cash dividends declared on preferred stock		(6)
Other comprehensive income, net of tax:
Investment securities	$236
Cash flow hedges	333
Defined benefit and other postretirement plans	2
Total other comprehensive income, net of tax		571
Net issuance of common stock under employee stock plans		(10)
Share-based compensation		28
Balance at March 31, 2023		$5,994

The following table summarizes the Corporation's repurchase activity during the three months ended March 31, 2023.

(shares in thousands)	Total Number of Shares Purchased as Part of Publicly Announced Repurchase Plans or Programs	Remaining Share Repurchase Authorization (a)	Total Number of Shares Purchased (b)	Average Price Paid Per Share
January 2023	—	4,977	2	$66.47
February 2023	—	4,977	29	73.16
March 2023	—	4,977	—	—
Total first quarter 2023	—	4,977	31	$72.78
(a)Maximum number of shares that may be repurchased under the publicly announced plans or programs.
(b)Includes approximately 31,000 shares purchased pursuant to deferred compensation plans and shares purchased from employees to pay for taxes related to restricted stock vesting under the terms of an employee share-based compensation plan during the three months ended March 31, 2023. These transactions are not considered part of the Corporation's repurchase program.
The Corporation continues to target a Common Equity Tier 1 (CET1) capital ratio of approximately 10 percent with active capital management. At March 31, 2023, the Corporation's estimated CET1 capital ratio was 10.09 percent, up from 10.00 percent at December 31, 2022. Since the inception of the share repurchase program in 2010, a total of 97.2 million shares have been authorized for repurchase. There is no expiration date for the share repurchase program. Due to recent disruption in the banking industry, management is not currently engaged in repurchasing shares and will continue to monitor various factors, including the Corporation's earnings generation, capital needs to fund future loan growth, regulatory changes and market conditions, before resuming the share repurchase program.
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
The Corporation's capital ratios exceeded minimum regulatory requirements as follows:

	March 31, 2023		December 31, 2022
(dollar amounts in millions)	Capital/Assets	Ratio	Capital/Assets	Ratio
Common equity tier 1 (a), (b)	$8,124	10.09%	$7,884	10.00%
Tier 1 risk-based (a), (b)	8,518	10.58	8,278	10.50
Total risk-based (a)	10,089	12.53	9,817	12.45
Leverage (a)	8,518	9.71	8,278	9.55
Common shareholders' equity	5,600	6.15	4,787	5.60
Tangible common equity (b)	4,956	5.48	4,143	4.89
Risk-weighted assets (a)	80,518		78,871
(a)    March 31, 2023 capital, risk-weighted assets and ratios are estimated.
(b)    See Supplemental Financial Data section for reconciliations of non-GAAP financial measures and regulatory ratios.

The common shareholders' equity ratio increased 55 basis points to 6.15 percent at March 31, 2023 primarily due to decreased unrealized losses in the Corporation's investment securities and cash flow hedge portfolio. The unrealized losses in the Corporation's available-for-sale investment security portfolio are due to market valuations since the time of initial acquisition which are not expected to be realized. The tangible common equity ratio, which excludes goodwill and other intangible assets, increased 59 basis points to 5.48 percent for the same reasons discussed above. The impact of cumulative unrealized losses recorded within other comprehensive loss at March 31, 2023 to both ratios was approximately 350 basis points.
RISK MANAGEMENT
The following updated information should be read in conjunction with the "Risk Management" section on pages F-15 through F-30 in the Corporation's 2022 Annual Report.

Credit Risk
Allowance for Credit Losses
The allowance for credit losses includes both the allowance for loan losses and the allowance for credit losses on lending-related commitments. The allowance for credit losses increased $32 million from $661 million at December 31, 2022 to $693 million at March 31, 2023. As a percentage of total loans, the allowance for credit losses was 1.26 percent at March 31, 2023, compared to 1.24 percent at December 31, 2022. The allowance for credit losses covered 3.1 times and 2.7 times total nonperforming loans at March 31, 2023 and December 31, 2022, respectively.
The following table presents metrics of the allowance for credit losses and nonperforming loans.

	March 31, 2023	December 31, 2022
Allowance for credit losses as a percentage of total loans	1.26%	1.24%
Allowance for credit losses as a multiple of total nonaccrual loans	3.1x	2.8x
Allowance for credit losses as a multiple of total nonperforming loans	3.1x	2.7x
The economic forecasts informing the current expected credit loss (CECL) model primarily reflected continued strong credit quality, a tight labor market and strong demand for goods and services. Strong job and wage growth and pent-up demand from consumers have supported growth in the broader U.S. economy. However, there are increasing downside risks from recent bank failures, inflationary pressures, tighter monetary policy, negotiations around the U.S. federal debt ceiling, and the slowing housing market. Foreign developments also pose continued headwinds, including the impacts of the Russia-Ukraine conflict, the uncertain effects of China's reopening on supply chains and inflationary pressures.
These factors shaped the 2-year reasonable and supportable forecasts used by the Corporation in its CECL estimate at March 31, 2023. The U.S. economy is projected to contract modestly in second and third quarters 2023, before returning to growth in line with its longer-run average in 2024. Oil prices are expected to remain elevated over the forecast period and the unemployment rate is projected to increase. Interest rates are projected to increase in second quarter 2023, followed by a gradual decline as the Federal Reserve calibrates monetary policy to reduce inflation. Corporate bond spreads are expected to reflect normalized default risk. The following table summarizes select variables representative of the economic forecasts used to develop the allowance for credit losses estimate at March 31, 2023.

Economic Variable	Base Forecast
Real Gross Domestic Product (GDP) growth	Contracts modestly in second and third quarters 2023 before recovering to an average growth rate of 2.0 percent in 2024.
Unemployment rate	Expected to increase to 4.8 percent by second quarter 2024 then improve modestly through the remainder of the forecast period.
Corporate BBB bond to 10-year Treasury bond spreads	Spreads widen to 2.5 percent by fourth quarter 2023 before normalizing to 2.0 percent in 2024.
Oil Prices	Prices steadily increase to over $88 per barrel by third quarter 2023, followed by a gradual decline to $78 per barrel by the end of the forecast period.
Due to the high level of uncertainty regarding conditioning assumptions used as inputs to the forecast, the Corporation evaluated a range of economic scenarios, including more benign and more severe economic forecasts. In a more severe scenario, real GDP is projected to contract through second quarter 2024, subsequently improving to a growth rate of 1.8 percent by the end of the forecast period. Other key economic variables follow a similar pattern of short-term deterioration followed by a recovery. Selecting the more severe forecast would result in an increase in the quantitative calculation of allowance for credit losses of approximately $389 million as of March 31, 2023. However, factoring in model overlays and qualitative adjustments could result in a materially different estimate under a more severe scenario. The Corporation monitors evolving economic conditions for impacts to the allowance for credit losses.
Allowance for Loan Losses
The allowance for loan losses represents management’s estimates of current expected credit losses in the Corporation’s loan portfolio. Pools of loans with similar risk characteristics are collectively evaluated, while loans that no longer share risk characteristics with loan pools are evaluated individually. The allowance for loan losses increased $31 million to $641 million at March 31, 2023, compared to $610 million at December 31, 2022.
Collective loss estimates are determined by applying reserve factors, designed to estimate current expected credit losses, to amortized cost balances over the remaining contractual life of the collectively evaluated portfolio. Loans with similar risk characteristics are aggregated into homogeneous pools. The allowance for loan losses also includes qualitative adjustments to bring the allowance to the level management believes is appropriate based on factors that have not otherwise been fully accounted for, including adjustments for foresight risk, input imprecisions and model imprecision. Credit losses for loans that no longer share risk characteristics with the loan pools are estimated on an individual basis. Individual credit loss estimates are typically performed for nonaccrual loans and are based on one of several methods, including the estimated fair value of the underlying collateral, observable market value of similar debt or the present value of expected cash flows.
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
For additional information regarding the allowance for credit losses, refer to the "Critical Accounting Estimates" section and pages F-48 through F-49 in Note 1 to the consolidated financial statements of the Corporation's 2022 Annual Report.
Nonperforming Assets
Nonperforming assets include loans on nonaccrual status and foreclosed assets. Effective January 1, 2023, the Corporation prospectively adopted the provisions of ASU No. 2022-02, which eliminated the accounting for TDRs. Refer to Note 1 to the consolidated financial statements for further information. At December 31, 2022, reduced-rate loans represented TDRs which had been renegotiated to less than their original contractual rates.
The following table presents a summary of nonperforming assets and past due loans.

(dollar amounts in millions)	March 31, 2023	December 31, 2022
Nonaccrual loans	$221	$240
Reduced-rate loans	n/a	4
Total nonperforming loans/Total nonperforming assets	$221	$244
Nonaccrual loans as a percentage of total loans	0.40%	0.45%
Nonperforming loans as a percentage of total loans	0.40	0.46
Nonperforming assets as a percentage of total loans and foreclosed property	0.40	0.46
Loans past due 90 days or more and still accruing	$20	$23
Nonperforming assets decreased $23 million to $221 million at March 31, 2023, from $244 million at December 31, 2022. The decrease in nonperforming assets was primarily due to decreases of $12 million in nonaccrual retail loans and $7 million in nonaccrual business loans. Nonperforming loans were 0.40 percent of total loans at March 31, 2023, compared to 0.46 percent at December 31, 2022. For further information regarding the composition of nonaccrual loans, refer to Note 4 to the consolidated financial statements.
The following table presents a summary of changes in nonaccrual loans.

	Three Months Ended
(in millions)	March 31, 2023	December 31, 2022
Balance at beginning of period	$240	$259
Loans transferred to nonaccrual (a)	9	16
Nonaccrual loan gross charge-offs	(12)	(11)
Loans transferred to accrual status (a)	(7)	(7)
Nonaccrual loans sold	(1)	(2)
Payments/other (b)	(8)	(15)
Balance at end of period	$221	$240
(a)Based on an analysis of nonaccrual loans with book balances greater than $2 million.
(b)Includes net changes related to nonaccrual loans with balances less than or equal to $2 million, payments on nonaccrual loans with book balances greater than $2 million and transfers of nonaccrual loans to foreclosed property.
There were three borrowers with a balance greater than $2 million, totaling $9 million, transferred to nonaccrual status in first quarter 2023, compared to five borrowers totaling $16 million in fourth quarter 2022. For further information about the composition of loans transferred to nonaccrual during the current period, refer to the nonaccrual information by industry category table below.

The following table presents the composition of nonaccrual loans by balance and the related number of borrowers at March 31, 2023 and December 31, 2022.

	March 31, 2023		December 31, 2022
(dollar amounts in millions)	Number of Borrowers	Balance	Number of Borrowers	Balance
Under $2 million	469	$57	475	$60
$2 million - $5 million	14	47	14	46
$5 million - $10 million	8	57	8	58
$10 million - $25 million	4	60	5	76
Total	495	$221	502	$240
The following table presents a summary of nonaccrual loans at March 31, 2023 as well as loans transferred to nonaccrual and net loan charge-offs (recoveries) for the three months ended March 31, 2023, based on North American Industry Classification System (NAICS) categories.

(dollar amounts in millions)	March 31, 2023		Three Months Ended March 31, 2023
	Nonaccrual Loans		Loans Transferred to Nonaccrual (a)		Net Loan Charge-Offs (Recoveries)
Industry Category
Manufacturing	$48	22%	$—	—%	$—
Residential Mortgage	39	18	—	—	—
Transportation & Warehousing	22	10	—	—	—
Wholesale Trade	21	9	4	49	6
Real Estate & Home Builders	14	6	—	—	(11)
Services	11	5	2	23	1
Information & Communication	11	5	3	28	1
Retail Trade	9	4	—	—	—
Mining, Quarrying and Oil & Gas Extraction	7	3	—	—	—
Arts, Entertainment & Recreation	7	3	—	—	—
Management of Companies and Enterprises	6	3	—	—	—
Health Care & Social Assistance	6	3	—	—	—
Other (b)	20	9	—	—	1
Total	$221	100%	$9	100%	$(2)
(a)Based on an analysis of nonaccrual loans with book balances greater than $2 million.
(b)Consumer, excluding residential mortgage and certain personal purpose nonaccrual loans and net charge-offs, are included in the Other category.
Loans past due 90 days or more and still accruing interest generally represent loans that are well-collateralized and in the process of collection. Loans past due 90 days or more decreased $3 million to $20 million at March 31, 2023, compared to $23 million at December 31, 2022. Loans past due 30-89 days decreased $210 million to $168 million at March 31, 2023, compared to $378 million at December 31, 2022. Loans past due 30 days or more and still accruing interest as a percentage of total loans were 0.34 percent and 0.75 percent at March 31, 2023 and December 31, 2022, respectively. An aging analysis of loans included in Note 4 to the consolidated financial statements provides further information about the balances comprising past due loans.
The following table presents a summary of total criticized loans. The Corporation's criticized list is consistent with the Special Mention, Substandard and Doubtful categories defined by regulatory authorities. Criticized loans on nonaccrual status are individually subjected to quarterly credit quality reviews, and the Corporation may establish specific allowances for such loans. A table of loans by credit quality indicator included in Note 4 to the consolidated financial statements provides further information about the balances comprising total criticized loans.

(dollar amounts in millions)	March 31, 2023	December 31, 2022
Total criticized loans	$1,918	$1,572
As a percentage of total loans	3.5%	2.9%
The $346 million increase in criticized loans during the three months ended March 31, 2023 included increases of $202 million in Commercial Real Estate, $58 million in general Middle Market, $57 million in Technology and Life Sciences and $42 million in Business Banking, partially offset by a decrease of $11 million in Corporate Banking.

Concentrations of Credit Risk
Concentrations of credit risk may exist when a number of borrowers are engaged in similar activities, or activities in the same geographic region, and have similar economic characteristics that would cause them to be similarly impacted by changes in economic or other conditions. The Corporation has concentrations of credit risk with the commercial real estate and automotive industries. All other industry concentrations, as defined by management, individually represented less than 10 percent of total loans at March 31, 2023.
Commercial Real Estate Lending
At March 31, 2023, the Corporation's commercial real estate portfolio represented 31 percent of total loans. The following table summarizes the Corporation's commercial real estate loan portfolio by loan category.

	March 31, 2023			December 31, 2022
(in millions)	Commercial Real Estate business line (a)	Other (b)	Total	Commercial Real Estate business line (a)	Other (b)	Total
Real estate construction loans	$2,946	$621	$3,567	$2,505	$600	$3,105
Commercial mortgage loans	4,863	8,729	13,592	4,681	8,625	13,306
Total commercial real estate	$7,809	$9,350	$17,159	$7,186	$9,225	$16,411
(a)Primarily loans to real estate developers.
(b)Primarily loans secured by owner-occupied real estate.
The Corporation limits risk inherent in its commercial real estate lending activities by monitoring borrowers directly involved in the commercial real estate markets and adhering to conservative policies on loan-to-value ratios for such loans. Commercial real estate loans, consisting of real estate construction and commercial mortgage loans, totaled $17.2 billion at March 31, 2023. Commercial real estate loans made to borrowers in the Commercial Real Estate business line, which includes loans to real estate developers, totaled $7.8 billion, or 46 percent of total commercial real estate loans, an increase of $623 million compared to December 31, 2022. The Commercial Real Estate business line at March 31, 2023 was predominantly secured by multi-family and industrial properties, comprising 44% and 33% of the portfolio, respectively, with only 7% secured by office properties, most of which were suburban. Commercial real estate loans in other business lines totaled $9.4 billion, or 54 percent of total commercial real estate loans, at March 31, 2023, an increase of $125 million compared to December 31, 2022. These loans consisted primarily of owner-occupied commercial mortgages, which bear credit characteristics similar to non-commercial real estate business loans. Generally, loans previously reported as real estate construction are classified as commercial mortgage loans upon receipt of a certificate of occupancy.
The real estate construction loan portfolio primarily contains loans made to long-tenured customers with satisfactory completion experience. Criticized real estate construction loans in the Commercial Real Estate business line were $26 million at March 31, 2023, compared to none at December 31, 2022. In other business lines, criticized real estate construction loans totaled $3 million at both March 31, 2023 and December 31, 2022.
The following table summarizes net charge-offs related to the Corporation's commercial real estate loan portfolio.

	Three Months Ended
(in millions)	March 31, 2023	December 31, 2022	March 31, 2022
Real estate construction net loan charge-offs (recoveries)	$—	$(1)	$1
Commercial mortgage loans are loans where the primary collateral is a lien on any real property and are primarily loans secured by owner-occupied real estate. Real property is generally considered primary collateral if the value of that collateral represents more than 50 percent of the commitment at loan approval. Loans in the commercial mortgage portfolio generally mature within three to five years. Criticized commercial mortgage loans in the Commercial Real Estate business line totaled $192 million and $16 million at March 31, 2023 and December 31, 2022, respectively, with the increase primarily in multi-family properties. In other business lines, $157 million and $151 million of commercial mortgage loans were criticized at March 31, 2023 and December 31, 2022, respectively. There were no commercial mortgage loan net charge-offs during the three months ended March 31, 2023, December 31, 2022 or March 31, 2022.

Automotive Lending - Dealer
The following table presents a summary of dealer loans.

	March 31, 2023		December 31, 2022
(in millions)	Loans Outstanding	Percent of Total Loans	Loans Outstanding	Percent of Total Loans
Dealer:
Floor plan	$1,576		$1,379
Other	4,036		3,988
Total dealer	$5,612	10.2%	$5,367	10.1%
Substantially all dealer loans are in the National Dealer Services business line and primarily include floor plan financing and other loans to automotive dealerships. Floor plan loans, included in commercial loans in the Consolidated Balance Sheets, totaled $1.6 billion at March 31, 2023, an increase of $197 million compared to $1.4 billion at December 31, 2022, as a result of new relationships and continued merger and acquisition activity by our customers. Other loans to automotive dealers in the National Dealer Services business line totaled $4.0 billion, including $2.3 billion of owner-occupied commercial real estate mortgage loans, at both March 31, 2023 and December 31, 2022.
There were no nonaccrual dealer loans at both March 31, 2023 and December 31, 2022. Additionally, there were no net charge-offs of dealer loans during the three months ended March 31, 2023, December 31, 2022 or March 31, 2022.
Automotive Lending - Production
The following table presents a summary of loans to borrowers involved with automotive production.

	March 31, 2023		December 31, 2022
(in millions)	Loans Outstanding	Percent of Total Loans	Loans Outstanding	Percent of Total Loans
Production:
Domestic	$758		$797
Foreign	302		271
Total production	$1,060	1.9%	$1,068	2.0%
Loans to borrowers involved with automotive production, primarily Tier 1 and Tier 2 suppliers, totaled $1.1 billion at both March 31, 2023 and December 31, 2022. These borrowers have faced, and could face in the future, financial difficulties due to disruptions in auto production as well as their supply chains and logistics operations. As such, management continues to monitor this portfolio.
Nonaccrual loans to borrowers involved with automotive production totaled $5 million at both March 31, 2023 and December 31, 2022. There were no automotive production loan net charge-offs during the three months ended March 31, 2023, December 31, 2022 or March 31, 2022.
Residential Real Estate Lending
At March 31, 2023, residential real estate loans represented 7 percent of total loans. The following table summarizes the Corporation's residential mortgage and home equity loan portfolios by geographic market.

	March 31, 2023				December 31, 2022
(dollar amounts in millions)	Residential Mortgage Loans	% of Total	Home Equity Loans	% of Total	Residential Mortgage Loans	% of Total	Home Equity Loans	% of Total
Geographic market:
Michigan	$486	27%	$470	26%	$497	27%	$487	27%
California	872	48	879	49	866	48	852	48
Texas	279	15	351	20	258	14	354	20
Other Markets	185	10	84	5	193	11	83	5
Total	$1,822	100%	$1,784	100%	$1,814	100%	$1,776	100%
Residential real estate loans, which consist of traditional residential mortgages and home equity loans and lines of credit, totaled $3.6 billion at March 31, 2023. The residential real estate portfolio is principally located within the Corporation's primary geographic markets. Substantially all residential real estate loans past due 90 days or more are placed on nonaccrual status, and substantially all junior lien home equity loans that are current or less than 90 days past due are placed on nonaccrual status if full collection of the senior position is in doubt. At no later than 180 days past due, such loans are charged off to current appraised values less costs to sell.
Residential mortgages totaled $1.8 billion at March 31, 2023, and were primarily larger, variable-rate mortgages originated and retained for certain private banking relationship customers. Of the $1.8 billion of residential mortgage loans outstanding, $39 million were on nonaccrual status at March 31, 2023, a decrease of $14 million. The home equity portfolio totaled $1.8 billion at March 31, 2023, of which 97 percent was outstanding under primarily variable-rate, interest-only home equity lines of credit, 2 percent were in amortizing status and 1 percent were closed-end home equity loans. Of the $1.8 billion of home equity loans outstanding, $18 million were on nonaccrual status at March 31, 2023. A majority of the home equity portfolio was secured by junior liens at March 31, 2023.
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
The following table summarizes information about loans in the Corporation's Energy business line.

	March 31, 2023				December 31, 2022
(dollar amounts in millions)	Outstandings		Nonaccrual	Criticized (a)	Outstandings		Nonaccrual	Criticized (a)
Exploration and production (E&P)	$1,110	79%	$7	$7	$1,149	81%	$7	$7
Midstream	276	20	—	—	253	18	—	—
Services	16	1	—	5	13	1	—	5
Total Energy business line	$1,402	100%	$7	$12	$1,415	100%	$7	$12
(a)    Includes nonaccrual loans.
Loans in the Energy business line totaled $1.4 billion, or less than 3 percent of total loans, at March 31, 2023, a decrease of $13 million compared to December 31, 2022. Total exposure, including unused commitments to extend credit and letters of credit, was $3.5 billion at March 31, 2023 (a utilization rate of 41 percent) and $3.4 billion at December 31, 2022 (a utilization rate of 43 percent). Nonaccrual Energy loans were $7 million at both March 31, 2023 and December 31, 2022. Criticized Energy loans were $12 million, or 1 percent of total criticized loans, at both March 31, 2023 and December 31, 2022.
The following table summarizes net charge-offs related to the Corporation's Energy business line.

	Three Months Ended
(in millions)	March 31, 2023	December 31, 2022	March 31, 2022
Net credit-related Energy (recoveries) charge-offs	$—	$—	$6
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

The following tables summarize information about HR C&I loans, which represented 6 percent of total loans at both March 31, 2023 and December 31, 2022.

(in millions)	March 31, 2023	December 31, 2022
Outstandings	$3,340	$3,120
Criticized	380	393

	Three Months Ended
(in millions)	March 31, 2023	December 31, 2022	March 31, 2022
Net loan charge-offs (recoveries)	$1	$(1)	$3

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
The Corporation performs monthly liquidity stress testing to evaluate its ability to meet funding needs in hypothetical stressed environments. Such environments cover a series of scenarios, including both idiosyncratic and market-wide in nature, which vary in terms of duration and severity. Recent events have created greater uncertainty with respect to normal deposit patterns. Following the March 2023 banking industry disruption, the Corporation activated its contingency funding plan by increasing its cash position through wholesale funding channels and brokered deposits. The Corporation's evaluation as of March 31, 2023 projected that sufficient sources of liquidity were available under each series of events.
In addition to assessing liquidity risk on a consolidated basis, Corporate Treasury also monitors the parent company's liquidity and has established liquidity coverage requirements for meeting expected obligations without the support of additional dividends from subsidiaries. ALCO's policy on liquidity risk management requires the parent company to maintain sufficient liquidity to meet expected cash obligations, such as debt service, dividend payments and normal operating expenses, over a period of no less than 12 months. The Corporation had liquid assets of $1.8 billion on an unconsolidated basis at March 31, 2023.
Corporate Treasury and the Enterprise Risk Division support ALCO in measuring, monitoring and managing interest rate risk as well as all other market risks. Key activities encompass: (i) providing information and analyses of the Corporation's balance sheet structure and measurement of interest rate and all other market risks; (ii) monitoring and reporting the Corporation's positions relative to established policy limits and guidelines; (iii) developing and presenting analyses and strategies to adjust risk positions; (iv) reviewing and presenting policies and authorizations for approval; and (v) monitoring industry trends and analytical tools to be used in the management of interest rate and all other market and liquidity risks.
Interest Rate Risk
Net interest income is the primary source of revenue for the Corporation. Interest rate risk arises in the normal course of business due to differences in the repricing and cash flow characteristics of assets and liabilities, primarily through the Corporation's core business activities of extending loans and acquiring deposits. The Corporation's balance sheet is predominantly characterized by floating-rate loans funded by core deposits. Including the impact of interest rate swaps converting floating-rate loans to fixed, the Corporation's loan composition at March 31, 2023 was 48 percent fixed-rate, 42 percent overnight to 30-day rate (primarily BSBY and SOFR), 6 percent 90-day and greater rates and 4 percent prime. The composition of the loan portfolio creates sensitivity to interest rate movements due to the imbalance between the faster repricing of the floating-rate loan portfolio versus deposit products. In addition, the growth and/or contraction in the Corporation's loans and deposits may lead to changes in sensitivity to interest rate movements in the absence of mitigating actions. Examples of such actions are purchasing fixed-rate investment securities, which provide liquidity to the balance sheet and act to mitigate the inherent interest rate sensitivity, as well as hedging with interest rate swaps and options. Other mitigating factors include interest rate floors on a portion of the loan portfolio.

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
Sensitivity of Net Interest Income to Changes in Interest Rates
The analysis of the impact of changes in interest rates on net interest income under various interest rate scenarios is management's principal risk management technique. Management models a base-case net interest income under an unchanged interest rate environment using a static balance sheet and generates sensitivity scenarios by changing certain model assumptions. Each scenario includes assumptions such as loan growth, investment security prepayment levels, depositor behavior and overall balance sheet mix and growth which are in line with historical patterns. Changes in actual economic activity may result in a materially different interest rate environment as well as a balance sheet structure that is different from the changes management included in its simulation analysis. Model assumptions in the sensitivity scenarios at March 31, 2023 included for the rising rate scenario, a modest increase in loan balances and a moderate decrease in deposit balances, and for the declining rate scenario, a modest decrease in loan balances and a moderate increase in deposit balances. In addition, both scenarios assumed loan spreads held at current levels, an incremental interest-bearing deposit beta of approximately 30%, no reinvestment of securities portfolio cash flows and no additions to interest rate swaps.
The average balance of the securities portfolio included in the analysis was $18.8 billion for the three months ended March 31, 2023 with an average yield of 2.10% and effective duration of 5.5 years.
The table below details components of the cash flow hedge portfolio at March 31, 2023.

	Cash Flow Hedges
(dollar amounts in millions)	Notional Amount	Weighted Average Yield	Years to Maturity (a)
Swaps under contract at March 31, 2023 (b)	$26,150	2.45%	4.5
Weighted average notional active per period:
Full year 2023	22,372	2.38	4.2
Full year 2024	23,575	2.50	4.7
Full year 2025	22,973	2.57	4.9
(a)Years to maturity calculated from a starting date of March 31, 2023.
(b)Includes forward starting swaps of $2.1 billion starting in 2023 and $2.0 billion starting in 2024. Excluding forward starting swaps, the weighted average yield was 2.34%.
The analysis also includes interest rate swaps that convert $7.2 billion of fixed-rate medium- and long-term debt and FHLB advances to variable rates through fair value hedges. Additionally, included in this analysis are $16.2 billion of loans that were subject to an average interest rate floor of 50 basis points at March 31, 2023. This base-case net interest income is then compared against interest rate scenarios in which short-term rates rise or decline 100 basis points (with a floor of zero percent) in a linear, parallel fashion from the base case over 12 months, resulting in an average change of 50 basis points over the period.
The table below, as of March 31, 2023 and December 31, 2022, displays the estimated impact on net interest income during the next 12 months by relating the base case scenario results to those from the rising and declining rate scenarios described above.

Estimated Annual Change
	March 31, 2023			December 31, 2022
(dollar amounts in millions)	Amount	%		Amount	%
Change in Interest Rates:			Change in Interest Rates:
Rising 100 basis points	$(35)	(1%)	Rising 100 basis points	$10	—%
(50 basis points on average)			(50 basis points on average)
Declining 100 basis points	(31)	(1)	Declining 100 basis points	(72)	(2)
(50 basis points on average)			(50 basis points on average)

Sensitivity to declining interest rates decreased from December 31, 2022 to March 31, 2023 resulting from a decline in non-maturity deposits. Sensitivity to rising interest rates at March 31, 2023 projected lower interest income than the base case scenario due to non-maturity deposit runoff and an increase in floating-rate wholesale funding.
At March 31, 2023, an additional sensitivity scenario was added, applying the rising 100 basis point scenario assumptions with a 50% incremental deposit beta relative to the base case scenario to assess the impact of the Corporation's deposit beta assumptions. In this scenario, net interest income decreased by $57 million due to a more competitive deposit pricing environment. All scenarios presented for March 31, 2023 reflected a change in balance sheet composition following the March 2023 banking industry disruption, as the balance sheet shifted to a higher concentration of cash as well as an increase in wholesale funding and brokered deposits, which contributed to the decrease in net interest income in all scenarios presented.
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
The table below, as of March 31, 2023 and December 31, 2022, displays the estimated impact on the economic value of equity from the interest rate scenario described above.

	March 31, 2023			December 31, 2022
(dollar amounts in millions)	Amount	%		Amount	%
Change in Interest Rates:			Change in Interest Rates:
Rising 100 basis points	$(572)	(4%)	Rising 100 basis points	$(417)	(3%)
Declining 100 basis points	743	5	Declining 100 basis points	627	4
The sensitivity of the economic value of equity to rising rates increased from December 31, 2022 to March 31, 2023 due to deposit runoff and a mix shift of funding sources. Sensitivity to declining rates increased the economic value of equity due to the same factors.
LIBOR Transition
On July 27, 2017, the United Kingdom’s Financial Conduct Authority (FCA), which regulates LIBOR, publicly announced that it intends to stop persuading or compelling banks to submit LIBOR rates after 2021. Effective March 2021, the FCA confirmed that certain LIBOR tenors will no longer be supported after December 31, 2021 and that the remaining tenors, including those most commonly used by the Corporation, will cease to be supported after June 30, 2023. The Corporation has substantial exposure to LIBOR-based products, including loans and derivatives, and is prepared for the transition from LIBOR toward alternative rates.
The Corporation ceased originating LIBOR-based products in the fourth quarter of 2021 and has since reduced total LIBOR exposure by approximately 59 percent to $25.6 billion. Substantially all of the Corporation’s LIBOR exposure is comprised of loans, swaps and options. Of the remaining LIBOR-based products, 88 percent required no further remediation because the instruments mature prior to cessation or include fallback language.
As of March 31, 2023, there were approximately $11.2 billion of LIBOR-based loans, compared to $16.0 billion at December 31, 2022. Of these, approximately 14 percent have maturity dates prior to cessation, 60 percent mature after cessation but have fallback language and the remaining 26 percent are in process of remediation. The Corporation is confident it will complete its remediation efforts in a timely manner.
In addition to remediation activity on LIBOR-based loans, the Corporation has enacted the International Swaps and Derivatives Association (ISDA) protocols which relates to $14.3 billion of derivatives. Once events occur that trigger a fallback, the reference rate for the variable leg of the swap will fall back from LIBOR to the ISDA Fallback Rate, which is the daily SOFR plus a spread.
The Corporation's enterprise transition timelines are closely aligned with recommendations from the Alternative Reference Rates Committee for both best practices and recommended objectives. The Corporation will continue to align with industry and regulatory guidelines regarding the cessation of LIBOR as well as monitor market developments for alternative reference rates. For a discussion of the various risks facing the Corporation in relation to the transition away from LIBOR, see the market risk discussion within “Item 1A. Risk Factors” beginning on page 15 of the Corporation's 2022 Annual Report.

Sources of Liquidity
The Corporation maintains a liquidity position that it believes will adequately satisfy its financial obligations while taking into account potential commitment draws and deposit run-off that may occur in the normal course of business. The majority of the Corporation's balance sheet is funded by customer deposits. Cash flows from loan repayments, increases in deposit accounts (including brokered deposits), activity in the securities portfolio and wholesale funding channels serve as the Corporation's primary liquidity sources.
The Corporation satisfies incremental liquidity needs with either liquid assets or external funding sources. Available liquidity includes cash, FHLB advances and Federal Reserve Bank (FRB) borrowing, comprised of borrowing through the discount window and the newly established Bank Term Funding Program (BTFP). The Corporation has pledged its investment securities portfolio to access wholesale funding as needed and does not intend to sell or restructure securities at this time.
The Bank is a member of the FHLB of Dallas, Texas, which provides short- and long-term funding to its members through advances collateralized by real estate-related loans, certain government agency-backed securities and other eligible assets. Actual borrowing capacity is contingent on the amount of collateral pledged to the FHLB and the fair value of pledged assets, as well as applicable FHLB haircuts.
At March 31, 2023, the Bank had pledged real estate-related loans totaling $20.4 billion and investment securities totaling $6.6 billion to the FHLB, which provided for up to $16.0 billion of collateralized borrowing with the FHLB.
The FRB provides liquidity through its discount window, where banks may borrow funds based on the discounted fair value of pledged assets. Additionally, in March 2023, the FRB established the BTFP in response to the recent industry disruption, offering loans with up to one year in maturity to eligible depository institutions in exchange for pledged collateral in the form of U.S Treasuries, agency debt and mortgage-backed securities and other qualifying assets. Unlike other funding sources, borrowing capacity under the BTFP is based on the par value, not fair value, of collateral.
At March 31, 2023, the Bank had pledged loans totaling $25.0 billion and investment securities totaling $9.7 billion to the FRB, which provided for up to $20.4 billion and $11.4 billion of collateralized borrowing through the discount window and BTFP program, respectively. Total available collateralized borrowings with the FRB totaled $31.8 billion at March 31, 2023.
The table below details the Corporation's sources of available liquidity at March 31, 2023.

(dollar amounts in millions)	Total Capacity	Borrowings Outstanding	Available Liquidity
Cash on deposit with FRB (a)			$8,899
FHLB	$15,987	$15,000	987
FRB:
BTFP	11,375	—	11,375
Discount Window	20,409	—	20,409
Total available liquidity			$41,670
(a) Included in interest-bearing deposits with banks on the Consolidated Balance Sheet.
The Corporation may also use brokered deposits and external debt as additional sources of funding, and maintains a shelf registration statement with the Securities and Exchange Commission through which it may issue securities.

The ability of the Corporation and the Bank to raise unsecured funding at competitive rates is impacted by rating agencies' views of the credit quality, liquidity, capital, earnings and other relevant factors related to the Corporation and the Bank. As of March 31, 2023, the three major rating agencies had assigned the following ratings to long-term senior unsecured obligations of the Corporation and the Bank, as well as long-term deposits at the Bank. A security rating is not a recommendation to buy, sell, or hold securities and may be subject to revision or withdrawal at any time by the assigning rating agency. Each rating should be evaluated independently of any other rating.

	Debt Ratings			Deposit Ratings
	Comerica Incorporated	Comerica Bank		Comerica Bank
March 31, 2023	Rating	Rating	Outlook	Rating
Moody’s Investors Service (a)	A3	A3	Stable (Under Review)	Aa3
Fitch Ratings	A-	A-	Stable	A
Standard and Poor’s	BBB+	A-	Stable	not rated
(a) In April 2023, Moody's Investors Service (Moody's) downgraded the Corporation and Bank's debt ratings by one notch to Baa1 from A3, changed the Corporation and Bank's outlooks to Negative and downgraded the Bank's deposit rating to A1 related to uncertainty in the banking industry following the collapse of Silicon Valley Bank in March 2023 and the subsequent impacts. At the same time, Moody's also lowered the macro profile of the U.S. banking system to "Strong +" from "Very Strong -", reflecting general concern around the banking industry as a whole. For additional information, see the credit rating discussion within “Item 1A. Risk Factors”.
Deposit Concentrations and Uninsured Deposits
The Corporation's focus is commercial customers, and accordingly, it has a larger percentage of uninsured deposits relative to financial institutions with a higher consumer focus. These deposits are well-diversified between geographies, industries and customers. From March 9, 2023 to March 31, 2023, deposits decreased by $3.7 billion largely due to diversification efforts by customers with excess balances above those of the average relationship profile, with the largest declines in Technology and Life Sciences, Corporate Banking and general Middle Market (mostly in the California market, which accounted for 42% of general Middle Market deposits). At March 31, 2023, Technology and Life Sciences and Corporate Banking constituted 5% and 4% of total deposits, respectively. The general Middle Market segment, which is highly diversified and granular, accounted for 27% of the total deposit base at March 31, 2023.
Uninsured deposits are defined as the portion of deposit accounts in U.S. offices that exceed the FDIC insurance limit and amounts in any other uninsured investment or deposit account that are classified as deposits and are not subject to any federal or state deposit insurance regimes. Total uninsured deposits as calculated per regulatory guidance were $35.0 billion, or 54% of total deposits at March 31, 2023, compared to $45.5 billion, or 64% of total deposits, at December 31, 2022. Excluding affiliate deposits of $4.3 billion, uninsured deposits totaled $30.7 billion, or 47% of total deposits at March 31, 2023. Time deposits otherwise uninsured, which consist of foreign office time deposits, totaled $19 million at March 31, 2023 and all mature in three months or less. Collateralized deposits, consisting of trust deposits as well as deposits of public entities and state and local government agencies, totaled $663 million at March 31, 2023, compared to $843 million at December 31, 2022.

CRITICAL ACCOUNTING ESTIMATES
The Corporation’s consolidated financial statements are prepared based on the application of accounting policies, the most significant of which are described in Note 1 to the consolidated financial statements included in the Corporation's 2022 Annual Report. These policies require numerous estimates and strategic or economic assumptions, which may prove inaccurate or subject to variations. Changes in underlying factors, assumptions or estimates could have a material impact on the Corporation’s future financial condition and results of operations. At December 31, 2022, the most critical of these estimates related to the allowance for credit losses, fair value measurement, pension plan accounting and income taxes. These estimates were reviewed with the Audit Committee of the Corporation’s Board of Directors and are discussed more fully on pages F-31 through F-34 in the Corporation's 2022 Annual Report. As of the date of this report, there have been no significant changes to the Corporation's critical accounting estimates as disclosed in the Corporation's 2022 Annual Report.

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

(dollar amounts in millions, except per share data)	March 31, 2023	December 31, 2022
Common Equity Tier 1 Capital (a):
Tier 1 capital	$8,518	$8,278
Less:
Fixed-rate reset non-cumulative perpetual preferred stock	394	394
Common equity tier 1 capital	$8,124	$7,884
Risk-weighted assets	$80,518	$78,871
Tier 1 capital ratio	10.58%	10.50%
Common equity tier 1 capital ratio	10.09	10.00
Tangible Common Equity Ratio:
Total shareholders' equity	$5,994	$5,181
Less:
Fixed-rate reset non-cumulative perpetual preferred stock	394	394
Common shareholders' equity	$5,600	$4,787
Less:
Goodwill	635	635
Other intangible assets	9	9
Tangible common equity	$4,956	$4,143
Total assets	$91,127	$85,406
Less:
Goodwill	635	635
Other intangible assets	9	9
Tangible assets	$90,483	$84,762
Common equity ratio	6.15%	5.60%
Tangible common equity ratio	5.48	4.89
Tangible Common Equity per Share of Common Stock:
Common shareholders' equity	$5,600	$4,787
Tangible common equity	4,956	4,143
Shares of common stock outstanding (in millions)	132	131
Common shareholders' equity per share of common stock	$42.57	$36.55
Tangible common equity per share of common stock	37.68	31.62

Impact of Accumulated Other Comprehensive Loss to Tangible Common Equity:
Accumulated other comprehensive loss (AOCI)	$(3,171)	$(3,742)
Tangible common equity, excluding AOCI	8,127	7,885
Tangible common equity ratio, excluding AOCI	8.98%	9.30%
Tangible common equity per share of common stock, excluding AOCI	$61.78	$60.19
(a)March 31, 2023 ratios are estimated.
Total uninsured deposits as calculated per regulatory guidance and reported on schedule RC-O of Comerica Bank’s Call Report include affiliate deposits, which by definition have a different risk profile than other uninsured deposits. The amounts presented below remove affiliate deposits from the total uninsured deposits number. Comerica believes that the presentation of uninsured deposits adjusted for the impact of affiliate deposits provides enhanced clarity of uninsured deposits at risk.

(dollar amounts in millions)	March 31, 2023	December 31, 2022
Uninsured Deposits:
Total uninsured deposits, as calculated per regulatory guidelines	$35,007	$45,492
Less:
Affiliate deposits	(4,329)	(4,458)
Total uninsured deposits, excluding affiliate deposits	$30,678	$41,034

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

ITEM 1A. Risk Factors
Other than as set forth below, there has been no material change in the Corporation’s risk factors as previously disclosed in the Corporation's 2022 Annual Report in response to Part I, Item 1A. of such report. Such risk factors are incorporated herein by reference.
Below we amend the following risk factors discussed in Part I, “Item 1A. Risk Factors - Liquidity Risk” in the Corporation's 2022 Annual Report:
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

As Comerica experienced following the collapse of Silicon Valley Bank and Signature Bank, the failure of other financial institutions may cause deposit outflows as customers spread deposits among several different banks so as to maximize their amount of FDIC insurance, move deposits to banks deemed "too big to fail" or remove deposits from the U.S. financial system entirely. Comerica has a high percentage of uninsured deposits and relies on its deposit base for liquidity. If Comerica is unable to continue to fund assets through customer bank deposits or access funding sources on favorable terms, or if Comerica suffers an increase in borrowing costs or otherwise fails to manage liquidity effectively, Comerica’s liquidity, operating margins, financial condition and results of operations may be materially adversely affected.

Further, Comerica's customers may be adversely impacted by such conditions, which could have a negative impact on Comerica's business, financial condition and results of operations.
•The soundness of other financial institutions could adversely affect Comerica.
Comerica's ability to engage in routine funding transactions could be adversely affected by the actions and commercial soundness of other financial institutions. Financial services institutions are interrelated as a result of trading, clearing, counterparty or other relationships. Comerica has exposure to many different industries and counterparties, and it routinely executes transactions with counterparties in the financial industry, including brokers and dealers, commercial banks, investment banks, mutual and hedge funds, and other institutional clients. As a result, defaults by, or even rumors or questions about, one or more financial services institutions, or the financial services industry generally, have led, and may further lead, to market-wide liquidity problems and could lead to losses or defaults by us or by other institutions. Comerica may be impacted if the collateral held by it cannot be monetized or is liquidated at prices not sufficient to recover the full amount of the financial instrument exposure due to Comerica. Further, volatility in the banking industry following the collapse of Silicon Valley Bank and Signature Bank may lead to greater reliance on third parties that provide money market or deposit sweep services. In addition, many of these transactions could expose Comerica to credit risk in the event of default of its counterparty or client. There is no assurance that any such losses would not adversely affect, possibly materially, Comerica.

•Reduction in our credit ratings could adversely affect Comerica and/or the holders of its securities.
Rating agencies regularly evaluate Comerica, and their ratings are based on a number of factors, including Comerica's financial strength as well as factors not entirely within its control, such as conditions affecting the financial services industry generally. For instance, in April 2023, Moody's downgraded the Corporation and Bank's credit ratings by one notch to Baa1 from A3 and changed the Corporation and Bank's outlooks to Negative related to uncertainty in the banking industry following the collapse of Silicon Valley Bank in March 2023 and the subsequent impacts. Since the failure of Silicon Valley Bank, Moody's has lowered the macro profile of the U.S. banking system to "Strong +" from "Very Strong -", reflecting general concern around the banking industry as a whole.
There can be no assurance that Comerica will maintain its current ratings or that Comerica's credit ratings will not be downgraded again in the future. The impact of the recent downgrade to Comerica's or its subsidiaries' credit ratings could adversely affect Comerica's profitability, borrowing costs, or ability to access the capital markets or otherwise have a negative effect on Comerica's results of operations or financial condition. If future reductions placed Comerica's or its subsidiaries' credit ratings below investment grade, it could also create obligations or liabilities under the terms of existing arrangements that could increase Comerica's costs under such arrangements. Additionally, a downgrade of the credit rating of any particular security issued by Comerica or its subsidiaries could negatively affect the ability of the holders of that security to sell the securities and the prices at which any such securities may be sold.

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

10.1J†
Form of Standard Comerica Incorporated Senior Executive Long-Term Performance Restricted Stock Unit Award Agreement under the Comerica Incorporated 2018 Long-Term Incentive Plan (2023 version) (filed as Exhibit 10.1N to Registrant's Current Report on Form 8-K dated January 24, 2023, and incorporated herein by reference).

31.1	Chairman, President and CEO Rule 13a-14(a)/15d-14(a) Certification of Periodic Report (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002).

31.2	Senior Executive Vice President and CFO Rule 13a-14(a)/15d-14(a) Certification of Periodic Report (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002).

32	Section 1350 Certification of Periodic Report (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002).

101	Financial statements from Quarterly Report on Form 10-Q of the Registrant for the quarter ended March 31, 2023, formatted in Inline XBRL: (i) the Consolidated Balance Sheets (unaudited), (ii) the Consolidated Statements of Comprehensive Income (unaudited), (iii) the Consolidated Statements of Changes in Shareholders' Equity (unaudited), (iv) the Consolidated Statements of Cash Flows (unaudited) and (v) the Notes to Consolidated Financial Statements (unaudited).

104	The cover page from the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, formatted in Inline XBRL (included in Exhibit 101).

†	Management contract or compensatory plan or arrangement.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMERICA INCORPORATED
(Registrant)

/s/ Mauricio A. Ortiz
Mauricio A. Ortiz
Executive Vice President,
Chief Accounting Officer,
Controller and
Duly Authorized Officer
Date: April 28, 2023