Form 10-Q
period 2023-06-30
COMERICA INC /NEW/
filed 2023-07-26
CIK 28412

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________
FORM 10-Q
______________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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
$5 par value common stock:
Outstanding as of July 24, 2023: 131,776,523 shares

COMERICA INCORPORATED AND SUBSIDIARIES

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements
CONSOLIDATED BALANCE SHEETS
Comerica Incorporated and Subsidiaries

(in millions, except share data)	June 30, 2023	December 31, 2022
	(unaudited)
ASSETS
Cash and due from banks	$1,413	$1,758
Interest-bearing deposits with banks	8,810	4,524
Other short-term investments	389	157
Investment securities available-for-sale	17,415	19,012
Commercial loans	31,745	30,909
Real estate construction loans	3,983	3,105
Commercial mortgage loans	13,851	13,306
Lease financing	756	760
International loans	1,282	1,197
Residential mortgage loans	1,894	1,814
Consumer loans	2,253	2,311
Total loans	55,764	53,402
Allowance for loan losses	(684)	(610)
Net loans	55,080	52,792
Premises and equipment	397	400
Accrued income and other assets	7,257	6,763
Total assets	$90,761	$85,406
LIABILITIES AND SHAREHOLDERS’ EQUITY
Noninterest-bearing deposits	$31,067	$39,945
Money market and interest-bearing checking deposits	24,397	26,290
Savings deposits	2,760	3,225
Customer certificates of deposit	2,630	1,762
Other time deposits	5,159	124
Foreign office time deposits	2	51
Total interest-bearing deposits	34,948	31,452
Total deposits	66,015	71,397
Short-term borrowings	9,558	3,211
Accrued expenses and other liabilities	2,632	2,593
Medium- and long-term debt	6,961	3,024
Total liabilities	85,166	80,225
Fixed rate reset non-cumulative perpetual preferred stock, series A, no par value, $100,000 liquidation preference per share:
Authorized - 4,000 shares
Issued - 4,000 shares	394	394
Common stock - $5 par value:
Authorized - 325,000,000 shares
Issued - 228,164,824 shares	1,141	1,141
Capital surplus	2,212	2,220
Accumulated other comprehensive loss	(3,756)	(3,742)
Retained earnings	11,648	11,258
Less cost of common stock in treasury - 96,449,879 shares at 6/30/2023 and 97,197,962 shares at 12/31/2022	(6,044)	(6,090)
Total shareholders’ equity	5,595	5,181
Total liabilities and shareholders’ equity	$90,761	$85,406
See notes to consolidated financial statements (unaudited).

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)
Comerica Incorporated and Subsidiaries

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except per share data)	2023	2022	2023	2022

INTEREST INCOME
Interest and fees on loans	$852	$454	$1,629	$837
Interest on investment securities	108	100	221	177
Interest on short-term investments	114	23	173	32
Total interest income	1,074	577	2,023	1,046
INTEREST EXPENSE
Interest on deposits	201	4	319	8
Interest on short-term borrowings	142	—	208	—
Interest on medium- and long-term debt	110	12	167	21
Total interest expense	453	16	694	29
Net interest income	621	561	1,329	1,017
Provision for credit losses	33	10	63	(1)
Net interest income after provision for credit losses	588	551	1,266	1,018
NONINTEREST INCOME
Card fees	72	69	141	138
Fiduciary income	62	62	120	120
Service charges on deposit accounts	47	50	93	98
Capital markets income	39	43	78	72
Commercial lending fees	18	17	36	33
Bank-owned life insurance	14	12	24	25
Letter of credit fees	11	9	21	18
Brokerage fees	8	4	16	8
Other noninterest income	32	2	56	—
Total noninterest income	303	268	585	512
NONINTEREST EXPENSES
Salaries and benefits expense	306	294	632	583
Outside processing fee expense	68	62	132	124
Software expense	43	41	83	80
Occupancy expense	41	40	82	78
FDIC Insurance expense	16	8	29	16
Equipment expense	12	13	24	24
Advertising expense	10	8	18	15
Other noninterest expenses	39	16	86	35
Total noninterest expenses	535	482	1,086	955
Income before income taxes	356	337	765	575
Provision for income taxes	83	76	168	125
NET INCOME	273	261	597	450
Less:
Income allocated to participating securities	2	1	3	2
Preferred stock dividends	5	5	11	11
Net income attributable to common shares	$266	$255	$583	$437
Earnings per common share:
Basic	$2.02	$1.94	$4.43	$3.33
Diluted	2.01	1.92	4.40	3.29
Comprehensive (loss) income	(312)	(520)	583	(1,292)
Cash dividends declared on common stock	94	89	188	178
Cash dividends declared per common share	0.71	0.68	1.42	1.36
See notes to consolidated financial statements (unaudited).

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (unaudited)
Comerica Incorporated and Subsidiaries

					Accumulated Other Comprehensive Loss
	Nonredeemable Preferred Stock	Common Stock						Total Shareholders' Equity
		Shares Outstanding		Capital Surplus		Retained Earnings	Treasury Stock
(in millions, except per share data)			Amount
BALANCE AT MARCH 31, 2022	$394	130.7	$1,141	$2,194	$(1,173)	$10,585	$(6,105)	$7,036
Net income	—	—	—	—	—	261	—	261
Other comprehensive loss, net of tax	—	—	—	—	(781)	—	—	(781)
Cash dividends declared on common stock ($0.68 per share)	—	—	—	—	—	(89)	—	(89)
Cash dividends declared on preferred stock	—	—	—	—	—	(5)	—	(5)
Net issuance of common stock under employee stock plans	—	0.1	—	(1)	—	—	3	2
Share-based compensation	—	—	—	11	—	—	—	11
BALANCE AT JUNE 30, 2022	$394	130.8	$1,141	$2,204	$(1,954)	$10,752	$(6,102)	$6,435
BALANCE AT MARCH 31, 2023	$394	131.5	$1,141	$2,209	$(3,171)	$11,476	$(6,055)	$5,994
Net income	—	—	—	—	—	273	—	273
Other comprehensive loss, net of tax	—	—	—	—	(585)	—	—	(585)
Cash dividends declared on common stock ($0.71 per share)	—	—	—	—	—	(94)	—	(94)
Cash dividends declared on preferred stock	—	—	—	—	—	(5)	—	(5)
Net issuance of common stock under employee stock plans	—	0.2	—	(4)	—	(2)	11	5
Share-based compensation	—	—	—	7	—	—	—	7
BALANCE AT JUNE 30, 2023	$394	131.7	$1,141	$2,212	$(3,756)	$11,648	$(6,044)	$5,595
BALANCE AT DECEMBER 31, 2021	$394	130.7	$1,141	$2,175	$(212)	$10,494	$(6,095)	$7,897
Net income	—	—	—	—	—	450	—	450
Other comprehensive loss, net of tax	—	—	—	—	(1,742)	—	—	(1,742)
Cash dividends declared on common stock ($1.36 per share)	—	—	—	—	—	(178)	—	(178)
Cash dividends declared on preferred stock	—	—	—	—	—	(11)	—	(11)
Purchase of common stock	—	(0.4)	—	—	—	—	(36)	(36)
Net issuance of common stock under employee stock plans	—	0.5	—	(10)	—	(3)	29	16
Share-based compensation	—	—	—	39	—	—	—	39
BALANCE AT JUNE 30, 2022	$394	130.8	$1,141	$2,204	$(1,954)	$10,752	$(6,102)	$6,435
BALANCE AT DECEMBER 31, 2022	$394	131.0	$1,141	$2,220	$(3,742)	$11,258	$(6,090)	$5,181
Net income	—	—	—	—	—	597	—	597
Other comprehensive loss, net of tax	—	—	—	—	(14)	—	—	(14)
Cash dividends declared on common stock ($1.42 per share)	—	—	—	—	—	(188)	—	(188)
Cash dividends declared on preferred stock	—	—	—	—	—	(11)	—	(11)
Net issuance of common stock under employee stock plans	—	0.7	—	(43)	—	(8)	46	(5)
Share-based compensation	—	—	—	35	—	—	—	35
BALANCE AT JUNE 30, 2023	$394	131.7	$1,141	$2,212	$(3,756)	$11,648	$(6,044)	$5,595
See notes to consolidated financial statements (unaudited).

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
Comerica Incorporated and Subsidiaries

	Six Months Ended June 30,
(in millions)	2023	2022

OPERATING ACTIVITIES
Net income	$597	$450
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	63	(1)
Benefit for deferred income taxes	(15)	(23)
Depreciation and amortization	42	46
Net periodic defined benefit credit	(14)	(45)
Share-based compensation expense	35	39
Net amortization of securities	10	18
Net gains on sales of foreclosed property and other repossessed assets	—	(2)
Net change in:
Accrued income receivable	(74)	(42)
Accrued expenses payable	48	(44)
Other, net	(385)	(748)
Net cash provided by (used in) operating activities	307	(352)
INVESTING ACTIVITIES
Investment securities available-for-sale:
Maturities and redemptions	1,684	1,454
Purchases	—	(7,141)
Net change in loans	(2,361)	(2,528)
Proceeds from sales of foreclosed property and other repossessed assets	—	2
Net increase in premises and equipment	(54)	(41)
Federal Home Loan Bank stock:
Purchases	(504)	—
Redemptions	79	—
Proceeds from bank-owned life insurance settlements	11	14
Other, net	—	1
Net cash used in investing activities	(1,145)	(8,239)
FINANCING ACTIVITIES
Net change in:
Deposits	(5,366)	(6,346)
Short-term borrowings	6,347	—
Issuances and advances of medium- and long-term debt	4,000	—
Cash dividends paid on preferred stock	(11)	(11)
Common stock:
Repurchases	(16)	(40)
Cash dividends paid	(182)	(178)
Issuances under employee stock plans	7	21
Other, net	—	(1)
Net cash provided by (used in) financing activities	4,779	(6,555)
Net increase (decrease) in cash and cash equivalents	3,941	(15,146)
Cash and cash equivalents at beginning of period	6,282	22,679
Cash and cash equivalents at end of period	$10,223	$7,533
Interest paid	$538	$28
Income taxes paid	172	102
See notes to consolidated financial statements (unaudited).

NOTE 1 - BASIS OF PRESENTATION AND ACCOUNTING POLICIES
Organization
The accompanying unaudited consolidated financial statements were prepared in accordance with United States (U.S.) generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation were included. The results of operations for the six months ended June 30, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023. Certain items in prior periods were reclassified to conform to the current presentation. For further information, refer to the consolidated financial statements and footnotes thereto included in the Annual Report on Form 10-K of Comerica Incorporated and Subsidiaries (the Corporation) for the year ended December 31, 2022 (2022 Annual Report).
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
Recently Issued Accounting Pronouncements
In March 2023, the Financial Accounting Standards Board (FASB) issued ASU No. 2023-02 "Investments-Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method (a consensus of the Emerging Issues Task Force)" (ASU 2023-02). ASU 2023-02 expands the permitted use of the proportional amortization method, which is currently only available to low-income housing tax credit investments, to other tax equity investments if certain conditions are met. Under the proportional amortization method, the initial cost of an investment is amortized in proportion to the income tax benefits received and both the amortization of the investment and the income tax benefits received are recognized as a component of income tax expense. This ASU is effective on January 1, 2024 and may be applied on either a modified retrospective or retrospective basis or, for certain changes, on a prospective basis. Early adoption is permitted. This ASU is not expected to have a material impact on the Corporation's financial statements.
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
Assets and Liabilities Recorded at Fair Value on a Recurring Basis
The following tables present the recorded amount of assets and liabilities measured at fair value on a recurring basis as of June 30, 2023 and December 31, 2022.

(in millions)	Total	Level 1	Level 2	Level 3
June 30, 2023
Deferred compensation plan assets	$101	$101	$—	$—
Equity securities	43	43	—	—
Investment securities available-for-sale:
U.S. Treasury securities	1,672	1,672	—	—
Residential mortgage-backed securities (a)	11,062	—	11,062	—
Commercial mortgage-backed securities (a)	4,681	—	4,681	—
Total investment securities available-for-sale	17,415	1,672	15,743	—
Derivative assets:
Interest rate contracts	261	—	261	—
Energy contracts	805	—	805	—
Foreign exchange contracts	59	—	59	—
Total derivative assets	1,125	—	1,125	—
Total assets at fair value	$18,684	$1,816	$16,868	$—
Derivative liabilities:
Interest rate contracts	$647	$—	$647	$—
Energy contracts	785	—	785	—
Foreign exchange contracts	54	—	54	—
Other financial derivative liabilities	14	—	—	14
Total derivative liabilities	1,500	—	1,486	14
Deferred compensation plan liabilities	101	101	—	—
Total liabilities at fair value	$1,601	$101	$1,486	$14
December 31, 2022
Deferred compensation plan assets	$92	$92	$—	$—
Equity securities	44	44	—	—
Investment securities available-for-sale:
U.S. Treasury securities	2,664	2,664	—	—
Residential mortgage-backed securities (a)	11,655	—	11,655	—
Commercial mortgage-backed securities (a)	4,693	—	4,693	—
Total investment securities available-for-sale	19,012	2,664	16,348	—
Derivative assets:
Interest rate contracts	206	—	206	—
Energy contracts	1,020	—	1,020	—
Foreign exchange contracts	53	—	53	—
Total derivative assets	1,279	—	1,279	—
Total assets at fair value	$20,427	$2,800	$17,627	$—
Derivative liabilities:
Interest rate contracts	$644	$—	$644	$—
Energy contracts	1,006	—	1,006	—
Foreign exchange contracts	45	—	45	—
Other financial derivative liabilities	12	—	—	12
Total derivative liabilities	1,707	—	1,695	12
Deferred compensation plan liabilities	92	92	—	—
Total liabilities at fair value	$1,799	$92	$1,695	$12
(a)Issued and/or guaranteed by U.S. government agencies or U.S. government-sponsored enterprises.

    There were no transfers of assets or liabilities recorded at fair value on a recurring basis into or out of Level 3 fair value measurements during each of the three- and six-month periods ended June 30, 2023 and 2022.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries
The following table summarizes the changes in Level 3 assets and liabilities measured at fair value on a recurring basis for the three- and six-month periods ended June 30, 2023 and 2022.

		Net Realized/Unrealized Gains (Losses) (Pretax) Recorded in Earnings (a)
(in millions)	Balance at Beginning of Period	Realized	Unrealized	Settlements	Balance at End of Period
Three Months Ended June 30, 2023
Derivative liabilities:
Other financial derivative liabilities	$(12)	$—	$(2)	$—	$(14)
Three Months Ended June 30, 2022
Derivative assets:
Interest rate contracts	$12	$—	$—	$(12)	$—
Derivative liabilities:
Other financial derivative liabilities	(12)	—	—	—	(12)
Six Months Ended June 30, 2023
Derivative liabilities:
Other financial derivative liabilities	(12)	—	(2)	—	(14)
Six Months Ended June 30, 2022
Derivative assets:
Interest rate contracts	$26	$—	$—	$(26)	$—
Derivative liabilities:
Other financial derivative liabilities	(13)	—	1	—	(12)
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

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries
The following table presents assets recorded at fair value on a nonrecurring basis at June 30, 2023 and December 31, 2022. No liabilities were recorded at fair value on a nonrecurring basis at June 30, 2023 and December 31, 2022.

(in millions)	Level 3
June 30, 2023
Loans:
Commercial	$24
Real estate construction	2
Commercial mortgage	14
International	2
Total loans	42
Loans held-for-sale	218
Other real estate	5
Total assets at fair value	$265
December 31, 2022
Loans:
Commercial	$53
Real estate construction	2
Commercial mortgage	11
Total loans	66
Other real estate	9
Total assets at fair value	$75
Level 3 assets recorded at fair value on a nonrecurring basis at June 30, 2023 and December 31, 2022 included loans with a specific allowance and certain bank property held for sale, both measured based on the fair value of collateral. The unobservable inputs were the additional adjustments applied by management to the appraised values to reflect such factors as non-current appraisals and revisions to estimated time to sell. These adjustments are determined based on qualitative judgments made by management on a case-by-case basis and are not observable inputs, although they are used in the determination of fair value. At June 30, 2023, loans held-for-sale classified as Level 3 represented loans held-for-sale in less liquid markets requiring significant management assumptions when determining fair value.
Estimated Fair Values of Financial Instruments Not Recorded at Fair Value on a Recurring Basis
The Corporation typically holds the majority of its financial instruments until maturity and thus does not expect to realize many of the estimated fair value amounts disclosed. The disclosures also do not include estimated fair value amounts for items that are not defined as financial instruments, but which have significant value. These include items such as the future earnings potential of significant customer relationships and the value of trust operations and other fee generating businesses. The Corporation believes the imprecision of an estimate could be significant.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries
The carrying amount and estimated fair value of financial instruments not recorded at fair value in their entirety on a recurring basis on the Corporation’s Consolidated Balance Sheets are as follows:

	Carrying Amount	Estimated Fair Value
(in millions)		Total	Level 1	Level 2	Level 3
June 30, 2023
Assets
Cash and due from banks	$1,413	$1,413	$1,413	$—	$—
Interest-bearing deposits with banks	8,810	8,810	8,810	—	—
Other short-term investments	24	24	24	—	—
Loans held-for-sale	3	3	—	3	—
Total loans, net of allowance for loan losses (a)	55,080	53,585	—	—	53,585
Customers’ liability on acceptances outstanding	3	3	3	—	—
Restricted equity investments	648	648	648	—	—
Nonmarketable equity securities (b)	6	11
Liabilities
Demand deposits (noninterest-bearing)	31,067	31,067	—	31,067	—
Interest-bearing deposits	27,159	27,159	—	27,159	—
Customer certificates of deposit	2,630	2,594	—	2,594	—
Other time deposits	5,159	5,203	—	5,203	—
Total deposits	66,015	66,023	—	66,023	—
Short-term borrowings	9,558	9,558	9,558	—	—
Acceptances outstanding	3	3	3	—	—
Medium- and long-term debt	6,961	6,891	—	6,891	—
Credit-related financial instruments	(77)	(77)	—	—	(77)
December 31, 2022
Assets
Cash and due from banks	$1,758	$1,758	$1,758	$—	$—
Interest-bearing deposits with banks	4,524	4,524	4,524	—	—
Other short-term investments	19	19	19	—	—
Loans held-for-sale	2	2	—	2	—
Total loans, net of allowance for loan losses (a)	52,792	50,964	—	—	50,964
Customers’ liability on acceptances outstanding	3	3	3	—	—
Restricted equity investments	223	223	223	—	—
Nonmarketable equity securities (b)	5	12
Liabilities
Demand deposits (noninterest-bearing)	39,945	39,945	—	39,945	—
Interest-bearing deposits	29,566	29,566	—	29,566	—
Customer certificates of deposit	1,762	1,719	—	1,719	—
Other time deposits	124	124	—	124	—
Total deposits	71,397	71,354	—	71,354	—
Short-term borrowings	3,211	3,211	3,211	—	—
Acceptances outstanding	3	3	3	—	—
Medium- and long-term debt	3,024	3,071	—	3,071	—
Credit-related financial instruments	(79)	(79)	—	—	(79)
(a)Included $42 million and $66 million of loans recorded at fair value on a nonrecurring basis at June 30, 2023 and December 31, 2022, respectively.
(b)Certain investments that are measured at fair value using the net asset value have not been classified in the fair value hierarchy. The fair value amounts presented in the table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the Consolidated Balance Sheets.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries
NOTE 3 - INVESTMENT SECURITIES
A summary of the Corporation’s investment securities follows:

(in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2023
Investment securities available-for-sale:
U.S. Treasury securities	$1,795	$—	$123	$1,672
Residential mortgage-backed securities (a)	13,304	—	2,242	11,062
Commercial mortgage-backed securities (a)	5,252	—	571	4,681
Total investment securities available-for-sale	$20,351	$—	$2,936	$17,415
December 31, 2022
Investment securities available-for-sale:
U.S. Treasury securities	$2,810	$—	$146	$2,664
Residential mortgage-backed securities (a)	13,983	—	2,328	11,655
Commercial mortgage-backed securities (a)	5,252	—	559	4,693
Total investment securities available-for-sale	$22,045	$—	$3,033	$19,012
(a)Issued and/or guaranteed by U.S. government agencies or U.S. government-sponsored enterprises.
A summary of the Corporation’s investment securities in an unrealized loss position as of June 30, 2023 and December 31, 2022 follows:

	Less than 12 Months		12 Months or more		Total
(in millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
June 30, 2023
U.S. Treasury securities	$—	$—	$1,672	$123	$1,672	$123
Residential mortgage-backed securities (a)	537	41	10,525	2,201	11,062	2,242
Commercial mortgage-backed securities (a)	2,538	205	2,143	366	4,681	571
Total temporarily impaired securities	$3,075	$246	$14,340	$2,690	$17,415	$2,936
December 31, 2022
U.S. Treasury securities	$996	$5	$1,668	$141	$2,664	$146
Residential mortgage-backed securities (a)	3,500	361	8,153	1,967	11,653	2,328
Commercial mortgage-backed securities (a)	4,008	405	685	154	4,693	559
Total temporarily impaired securities	$8,504	$771	$10,506	$2,262	$19,010	$3,033
(a)Issued and/or guaranteed by U.S. government agencies or U.S. government-sponsored enterprises.
Unrealized losses on investment securities resulted from changes in market interest rates. The Corporation’s portfolio is comprised of securities issued or guaranteed by the U.S. government agencies or government-sponsored enterprises. As such, it is expected that the securities would not be settled at a price less than the amortized cost of the investments. Further, the Corporation does not intend to sell the investments, and it is not more-likely-than-not that it will be required to sell the investments before recovery of amortized costs. At June 30, 2023, the Corporation had 1,274 securities in an unrealized loss position with no allowance for credit losses, comprised of 20 U.S. Treasury securities, 1,001 residential mortgage-backed securities and 253 commercial mortgage-backed securities.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries
Interest receivable on investment securities totaled $41 million at June 30, 2023 and $49 million at December 31, 2022 and was included in accrued income and other assets on the Consolidated Balance Sheets.
Sales, calls and write-downs of investment securities available-for-sale, computed based on the adjusted cost of the specific security, resulted in no gains or losses during the three- and six-month periods ended June 30, 2023 or June 30, 2022.
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

(in millions)
June 30, 2023	Amortized Cost	Fair Value
Contractual maturity
Within one year	$356	$344
After one year through five years	1,681	1,559
After five years through ten years	5,427	4,848
After ten years	12,887	10,664
Total investment securities	$20,351	$17,415
At June 30, 2023, investment securities with a carrying value of $17.0 billion were pledged where permitted or required by law. Pledges included $8.9 billion to the Federal Reserve Bank (FRB) for potential future borrowings, $6.4 billion to the Federal Home Loan Bank (FHLB) as collateral for current advances and potential future borrowings as well as $1.7 billion to secure $784 million of liabilities, consisting of trust deposits, deposits of public entities and state and local government agencies as well as derivative instruments. For information on FHLB borrowings, refer to Note 7.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

NOTE 4 – CREDIT QUALITY AND ALLOWANCE FOR CREDIT LOSSES
The following table presents an aging analysis of the amortized cost basis of loans.

	Loans Past Due and Still Accruing
(in millions)	30-59 Days	60-89 Days	90 Days or More	Total	Nonaccrual Loans	Current Loans	Total Loans
June 30, 2023
Business loans:
Commercial	$52	$11	$7	$70	$93	$31,582	$31,745
Real estate construction:
Commercial Real Estate business line (a)	—	—	—	—	—	3,422	3,422
Other business lines (b)	13	13	—	26	2	533	561
Total real estate construction	13	13	—	26	2	3,955	3,983
Commercial mortgage:
Commercial Real Estate business line (a)	—	—	—	—	1	4,982	4,983
Other business lines (b)	24	8	1	33	36	8,799	8,868
Total commercial mortgage	24	8	1	33	37	13,781	13,851
Lease financing	5	—	—	5	—	751	756
International	3	—	—	3	4	1,275	1,282
Total business loans	97	32	8	137	136	51,344	51,617

Retail loans:
Residential mortgage	8	—	—	8	33	1,853	1,894
Consumer:
Home equity	6	2	—	8	17	1,747	1,772
Other consumer	3	2	1	6	—	475	481
Total consumer	9	4	1	14	17	2,222	2,253
Total retail loans	17	4	1	22	50	4,075	4,147
Total loans	$114	$36	$9	$159	$186	$55,419	$55,764
December 31, 2022
Business loans:
Commercial	$238	$13	$20	$271	$142	$30,496	$30,909
Real estate construction:
Commercial Real Estate business line (a)	—	—	—	—	—	2,505	2,505
Other business lines (b)	2	—	—	2	3	595	600
Total real estate construction	2	—	—	2	3	3,100	3,105
Commercial mortgage:
Commercial Real Estate business line (a)	—	6	—	6	1	4,674	4,681
Other business lines (b)	64	5	3	72	22	8,531	8,625
Total commercial mortgage	64	11	3	78	23	13,205	13,306
Lease financing	6	—	—	6	—	754	760
International	—	9	—	9	3	1,185	1,197
Total business loans	310	33	23	366	171	48,740	49,277

Retail loans:
Residential mortgage	22	—	—	22	53	1,739	1,814
Consumer:
Home equity	4	3	—	7	15	1,754	1,776
Other consumer	5	1	—	6	1	528	535
Total consumer	9	4	—	13	16	2,282	2,311
Total retail loans	31	4	—	35	69	4,021	4,125
Total loans	$341	$37	$23	$401	$240	$52,761	$53,402
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

	June 30, 2023
	Vintage Year
(in millions)	2023	2022	2021	2020	2019	Prior	Revolvers	Revolvers Converted to Term	Total
Business loans:
Commercial:
Pass (a)	$2,304	$3,532	$2,931	$775	$760	$1,223	$18,699	$10	$30,234
Criticized (b)	15	104	273	48	107	85	877	2	1,511
Total commercial	2,319	3,636	3,204	823	867	1,308	19,576	12	31,745
Commercial gross charge-offs	—	2	2	1	2	10	3	—	20
Real estate construction
Pass (a)	181	1,401	1,473	472	115	53	249	—	3,944
Criticized (b)	—	29	8	2	—	—	—	—	39
Total real estate construction	181	1,430	1,481	474	115	53	249	—	3,983
Real estate construction gross charge-offs	—	—	—	—	—	—	—	—	—
Commercial mortgage
Pass (a)	1,058	3,316	2,390	1,867	1,275	2,780	798	—	13,484
Criticized (b)	—	79	40	13	86	148	1	—	367
Total commercial mortgage	1,058	3,395	2,430	1,880	1,361	2,928	799	—	13,851
Commercial mortgage gross charge-offs	—	—	—	—	—	—	—	—	—
Lease financing
Pass (a)	102	275	121	56	41	129	—	—	724
Criticized (b)	5	9	3	2	7	6	—	—	32
Total lease financing	107	284	124	58	48	135	—	—	756
Lease financing gross charge-offs	—	—	—	—	—	—	—	—	—
International
Pass (a)	344	156	119	44	71	24	487	—	1,245
Criticized (b)	1	3	5	1	—	11	16	—	37
Total international	345	159	124	45	71	35	503	—	1,282
International gross charge-offs	1	—	—	—	—	—	—	—	1
Total business loans	4,010	8,904	7,363	3,280	2,462	4,459	21,127	12	51,617
Retail loans:
Residential mortgage
Pass (a)	180	306	388	467	135	385	—	—	1,861
Criticized (b)	1	2	1	—	1	28	—	—	33
Total residential mortgage	181	308	389	467	136	413	—	—	1,894
Residential mortgage gross charge-offs	—	—	—	—	—	—	—	—	—
Consumer:
Home equity
Pass (a)	—	—	—	—	—	8	1,698	42	1,748
Criticized (b)	—	—	—	—	—	—	21	3	24
Total home equity	—	—	—	—	—	8	1,719	45	1,772
Home equity gross charge-offs	—	—	—	—	—	—	1	—	1
Other consumer
Pass (a)	23	44	32	9	7	8	353	—	476
Criticized (b)	—	—	—	—	—	3	2	—	5
Total other consumer	23	44	32	9	7	11	355	—	481
Other consumer gross charge-offs	—	—	—	—	1	—	—	—	1
Total consumer	23	44	32	9	7	19	2,074	45	2,253
Total retail loans	204	352	421	476	143	432	2,074	45	4,147
Total loans	$4,214	$9,256	$7,784	$3,756	$2,605	$4,891	$23,201	$57	$55,764

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
Loan interest receivable totaled $307 million and $261 million at June 30, 2023 and December 31, 2022, respectively, and was included in accrued income and other assets on the Consolidated Balance Sheets.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries
Allowance for Credit Losses
The following table details the changes in the allowance for credit losses.

	2023			2022
(in millions)	Business Loans	Retail Loans	Total	Business Loans	Retail Loans	Total
Three Months Ended June 30
Balance at beginning of period:
Allowance for loan losses	$570	$71	$641	$493	$61	$554
Allowance for credit losses on lending-related commitments	39	13	52	33	12	45
Allowance for credit losses	609	84	693	526	73	599
Loan charge-offs	(10)	(1)	(11)	(13)	—	(13)
Recoveries on loans previously charged-off	13	—	13	12	1	13
Net loan recoveries (charge-offs)	3	(1)	2	(1)	1	—
Provision for credit losses:
Provision for loan losses	41	—	41	10	(1)	9
Provision for credit losses on lending-related commitments	(5)	(3)	(8)	1	—	1
Provision for credit losses	36	(3)	33	11	(1)	10
Balance at end of period:
Allowance for loan losses	614	70	684	502	61	563
Allowance for credit losses on lending-related commitments	34	10	44	34	12	46
Allowance for credit losses	$648	$80	$728	$536	$73	$609
Six Months Ended June 30
Balance at beginning of period
Allowance for loan losses	$541	$69	$610	$531	$57	$588
Allowance for credit losses on lending-related commitments	40	11	51	24	6	30
Allowance for credit losses	581	80	661	555	63	618
Loan charge-offs	(21)	(2)	(23)	(30)	(1)	(31)
Recoveries on loans previously charged-off	26	1	27	21	2	23
Net loan recoveries (charge-offs)	5	(1)	4	(9)	1	(8)
Provision for credit losses:
Provision for loan losses	68	2	70	(20)	3	(17)
Provision for credit losses on lending-related commitments	(6)	(1)	(7)	10	6	16
Provision for credit losses	62	1	63	(10)	9	(1)
Balance at end of period:
Allowance for loan losses	614	70	684	502	61	563
Allowance for credit losses on lending-related commitments	34	10	44	34	12	46
Allowance for credit losses	$648	$80	$728	$536	$73	$609
Allowance for loan losses as a percentage of total loans	1.19%	1.70%	1.23%	1.06%	1.55%	1.09%
Allowance for credit losses as a percentage of total loans	1.26	1.95	1.31	1.13	1.85	1.18

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries
Nonaccrual Loans
The following table presents additional information regarding nonaccrual loans. Interest income of $2 million was recognized on nonaccrual loans for both the three-month periods ended June 30, 2023 and 2022. For the six months ended June 30, 2023 and 2022, the Corporation recognized interest income of $6 million and $4 million, respectively, on nonaccrual loans.

(in millions)	Nonaccrual Loans with No Related Allowance	Nonaccrual Loans with Related Allowance	Total Nonaccrual Loans
June 30, 2023
Business loans:
Commercial	$49	$44	$93
Real estate construction:
Other business lines (a)	—	2	2
Commercial mortgage:
Commercial Real Estate business line (b)	—	1	1
Other business lines (a)	9	27	36
Total commercial mortgage	9	28	37
International	—	4	4
Total business loans	58	78	136
Retail loans:
Residential mortgage	30	3	33
Consumer:
Home equity	17	—	17
Total retail loans	47	3	50
Total nonaccrual loans	$105	$81	$186
December 31, 2022
Business loans:
Commercial	$64	$78	$142
Real estate construction:
Other business lines (a)	—	3	3
Commercial mortgage:
Commercial Real Estate business line (b)	—	1	1
Other business lines (a)	4	18	22
Total commercial mortgage	4	19	23
International	3	—	3
Total business loans	71	100	171
Retail loans:
Residential mortgage	53	—	53
Consumer:
Home equity	15	—	15
Other consumer	1	—	1
Total consumer	16	—	16
Total retail loans	69	—	69
Total nonaccrual loans	$140	$100	$240
(a)Primarily loans secured by owner-occupied real estate.
(b)Primarily loans to real estate developers.
Foreclosed Properties
Foreclosed properties were insignificant at both June 30, 2023 and December 31, 2022. Retail loans secured by residential real estate properties in process of foreclosure included in nonaccrual loans were insignificant at both June 30, 2023 and December 31, 2022.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries
Loan Modifications Made to Borrowers Experiencing Financial Difficulty
Effective January 1, 2023, the Corporation adopted the provisions of ASU 2022-02, which eliminated the accounting for TDRs while expanding loan modification and vintage disclosure requirements. The update specifically required additional disclosures on loan modifications to borrowers experiencing financial difficulties that involved an interest rate reduction, other-than-insignificant payment delay, a term extension, principal forgiveness or a combination thereof.
The following table displays the amortized cost basis at June 30, 2023 of loan modifications made to borrowers experiencing financial difficulty that were restructured during the three- and six-month periods ended June 30, 2023 by type of modification.

(in millions)	Term Extension (a)	Payment Delay (a)	Interest Rate Reduction	Combinations (b)	Total	Percent of Total Class
For the Three Months Ended June 30, 2023
Business loans:
Commercial	$25	$22	$—	$—	$47	0.15%
Commercial mortgage:
Other business lines (d)	2	—	2	—	4	0.05
Total commercial mortgage	2	—	2	—	4	0.03
International	—	—	—	1	1	0.10
Total business loans	27	22	2	1	52	0.10
Total loans	$27	$22	$2	$1	$52	0.09%
For the Six Months Ended June 30, 2023
Business loans:
Commercial	$30	$22	$—	$1	$53	0.17%
Commercial mortgage:
Commercial Real Estate business line (c)	1	—	—	—	1	0.02
Other business lines (d)	4	—	2	5	11	0.11
Total commercial mortgage	5	—	2	5	12	0.08
International	—	—	—	1	1	0.10
Total business loans	35	22	2	7	66	0.13
Total loans	$35	$22	$2	$7	$66	0.12%
(a)Represents loan balances where terms were extended or payments were delayed by a more than an insignificant time period, typically more than 180 days, at or above contractual interest rates. Please see Note 1 to the consolidated financial statements for further information.
(b)Relates to FDMs where more than one type of modification was made. For the three months ended June 30, 2023, this primarily related to a modification where an other-than- insignificant payment delay was agreed upon and a portion of principal was forgiven. For the six months ended June 30, 2023, this also includes modifications where the interest rate was reduced and the term was extended.
(c)Primarily loans to real estate developers.
(d)Primarily loans secured by owner-occupied real estate.
There were no commitments to lend additional funds to borrowers experiencing financial difficulty whose terms had been restructured at June 30, 2023.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries
The following table summarizes the financial impacts of loan modifications made to specific loans during the three- and six-month periods ended June 30, 2023.

	Weighted-Average Term Extension (in months)	Weighted-Average Interest Rate Reduction
For the Three Months Ended June 30, 2023
Business loans:
Commercial	6.6	—%
Commercial mortgage:
Other business lines (b)	60.1	(1.92)
Total commercial mortgage	60.1	(1.92)
Total business loans	11.5	(1.92)
Total loans	11.5	(1.92)%
For the Six Months Ended June 30, 2023
Business loans:
Commercial	9.2	(0.44)%
Commercial mortgage:
Commercial Real Estate business line (a)	6.0	—
Other business lines (b)	31.9	(0.71)
Total commercial mortgage	29.5	(0.71)
Total business loans	13.8	(0.67)
Total loans	13.8	(0.67)%
(a)Primarily loans to real estate developers.
(b)Primarily loans secured by owner-occupied real estate
During the three- and six-month periods ended June 30, 2023, modifications to borrowers experiencing financial difficulty included restructurings with other-than-insignificant payment delays of $5 million and $1 million in the Commercial and International loan categories, respectively.
On an ongoing basis, the Corporation monitors the performance of modified loans related to their restructured terms. Loans restructured during the six months ended June 30, 2023 were current under modified terms at June 30, 2023. Nonperforming restructured loans are classified as nonaccrual loans and are individually evaluated in the allowance for loan losses.
For restructured loans, a subsequent payment default is defined in terms of delinquency, when a principal or interest payment is 90 days past due or classified into nonaccrual status during the reporting period. Of the loans restructured during the three- and six-month periods ended June 30, 2023 (since adoption of ASU 2022-02), there were no subsequent defaults as of June 30, 2023.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries
Troubled Debt Restructurings Prior to the Adoption of ASU 2022-02
    The following table details the amortized cost basis at June 30, 2022 of loans considered to be TDRs that were restructured during the three- and six-month periods ended June 30, 2022 by type of modification. In cases of loans with more than one type of modification, the loans were categorized based on the most significant modification.

(in millions)	Principal Deferrals (a)
Three Months Ended June 30, 2022
Business loans:
Commercial	$15
Real estate construction:
Other business lines (b)	3
Commercial mortgage:
Other business lines (b)	8
Total loans	$26
Six Months Ended June 30, 2022
Business loans:
Commercial	$21
Real estate construction:
Other business lines (b)	3
Commercial mortgage:
Other business lines (b)	15
Total business loans	39
Consumer:
Home equity (c)	1
Total loans	$40
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
For principal deferrals, incremental deterioration in the credit quality of the loan, represented by a downgrade in the risk rating of the loan, for example, due to missed interest payments or a reduction of collateral value, was considered a subsequent default. For interest rate reductions, a subsequent payment default was defined in terms of delinquency, when a principal or interest payment was 90 days past due. Of the TDRs modified during the twelve-month period ended June 30, 2022, there were no subsequent defaults of principal deferrals or interest rate reductions in the three- and six-month periods ended June 30, 2022.

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

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries
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
Included in the fair value of derivative instruments are credit valuation adjustments reflecting counterparty credit risk. These adjustments are determined by applying a credit spread for the counterparty or the Corporation, as appropriate, to the total expected exposure of the derivative. Master netting arrangements effectively reduce credit valuation adjustments by permitting settlement of positive and negative positions and offset cash collateral held with the same counterparty on a net basis. Bilateral collateral agreements require daily exchange of cash or highly rated securities issued by the U.S. Treasury or other U.S. government entities to collateralize amounts due to either party. At June 30, 2023, counterparties with bilateral collateral agreements deposited $219 million of cash with the Corporation to secure the fair value of contracts in an unrealized gain position, and the Corporation had pledged $1 million of marketable investment securities and posted $14 million of cash as collateral for contracts in an unrealized loss position. For those counterparties not covered under bilateral collateral agreements, collateral is obtained, if deemed necessary, based on the results of management’s credit evaluation of the counterparty. Collateral varies, but may include cash, investment securities, accounts receivable, equipment or real estate.
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
The following table presents the composition of the Corporation’s derivative instruments held or issued for risk management purposes or in connection with customer-initiated and other activities at June 30, 2023 and December 31, 2022. The table excludes a derivative related to the Corporation's 2008 sale of its remaining ownership of Visa shares and includes accrued interest receivable and payable.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

	June 30, 2023			December 31, 2022
		Fair Value			Fair Value
(in millions)	Notional/ Contract Amount (a)	Gross Derivative Assets	Gross Derivative Liabilities	Notional/ Contract Amount (a)	Gross Derivative Assets	Gross Derivative Liabilities
Risk management purposes
Derivatives designated as hedging instruments
Interest rate contracts:
Fair value swaps - receive fixed/pay floating	$8,100	$—	$—	$3,150	$—	$—
Cash flow swaps - receive fixed/pay floating (b)	30,350	—	50	26,600	—	50
Derivatives used as economic hedges
Foreign exchange contracts:
Spot, forwards and swaps	733	1	1	392	1	3
Total risk management purposes	39,183	1	51	30,142	1	53
Customer-initiated and other activities
Interest rate contracts:
Caps and floors written	1,097	—	26	924	—	25
Caps and floors purchased	1,097	26	—	924	25	—
Swaps	22,440	235	571	18,450	181	569
Total interest rate contracts	24,634	261	597	20,298	206	594
Energy contracts:
Caps and floors written	3,898	2	301	4,051	—	430
Caps and floors purchased	3,898	301	2	4,051	431	—
Swaps	6,700	502	482	6,419	589	576
Total energy contracts	14,496	805	785	14,521	1,020	1,006
Foreign exchange contracts:
Spot, forwards, options and swaps	2,887	58	53	2,704	52	42
Total customer-initiated and other activities	42,017	1,124	1,435	37,523	1,278	1,642
Total gross derivatives	$81,200	1,125	1,486	$67,665	1,279	1,695
Amounts offset in the Consolidated Balance Sheets:
Netting adjustment - Offsetting derivative assets/liabilities		(438)	(438)		(644)	(644)
Netting adjustment - Cash collateral received/posted		(210)	(15)		(180)	(4)
Net derivatives included in the Consolidated Balance Sheets (c)		477	1,033		455	1,047
Amounts not offset in the Consolidated Balance Sheets:
Marketable securities pledged under bilateral collateral agreements		(412)	(1)		(70)	(202)
Net derivatives after deducting amounts not offset in the Consolidated Balance Sheets		$65	$1,032		$385	$845
(a)Notional or contractual amounts, which represent the extent of involvement in the derivatives market, are used to determine the contractual cash flows required in accordance with the terms of the agreement. These amounts are typically not exchanged, significantly exceed amounts subject to credit or market risk and are not reflected in the Consolidated Balance Sheets.
(b)June 30, 2023 included $8.3 billion of forward starting swaps that will become effective on their contractual start dates in 2023 and 2024.
(c)Net derivative assets are included in accrued income and other assets and net derivative liabilities are included in accrued expenses and other liabilities on the Consolidated Balance Sheets. Included in the fair value of net derivative assets and net derivative liabilities are credit valuation adjustments reflecting counterparty credit risk and credit risk of the Corporation. The fair value of net derivative assets included credit valuation adjustments for counterparty credit risk of $1 million and $2 million at June 30, 2023 and December 31, 2022, respectively.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries
Risk Management
The Corporation's derivative instruments used for managing interest rate risk include cash flow hedging strategies that convert variable-rate loans to fixed rates and fair value hedging strategies that convert fixed-rate medium- and long-term debt to variable rates. Interest and fees on loans included $(150) million and $25 million of cash flow hedge (loss) income for the three-month periods ended June 30, 2023 and 2022, respectively, and $(269) million and $47 million of cash flow hedge (loss) income for the six-month periods ended June 30, 2023 and 2022, respectively.
The following table details the effects of fair value hedging on the Consolidated Statements of Comprehensive Income.

	Interest on Medium- and Long-Term Debt
	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2023	2022	2023	2022
Total interest on medium- and long-term debt (a)	$110	$12	$167	$21
Fair value hedging relationships:
Interest rate contracts:
Hedged items	79	26	120	51
Derivatives designated as hedging instruments	31	(13)	47	(30)
(a) Includes the effects of hedging.
    Centrally-cleared derivative positions are settled daily based on derivative fair values and the party receiving net settlement amounts pays price alignment, based on an earning rate, to the party making settlement payments. Accordingly, the Corporation may recognize risk management hedging income consisting of price alignment income or expense depending on the fair value of its positions. Price alignment income was reported in other noninterest income on the Consolidated Statements of Comprehensive Income and totaled $7 million and $15 million for the three and six months ended June 30, 2023, respectively, and was insignificant for the three and six months ended June 30, 2022.
For information on accumulated net losses on cash flow hedges, refer to Note 8.
    The following tables summarize the expected weighted average remaining maturity of the notional amount of risk management interest rate swaps, the weighted average interest rates associated with amounts expected to be received or paid on interest rate swap agreements, and for fair value swaps, the weighted average carrying amount of the related hedged items, as of June 30, 2023 and December 31, 2022.
Cash flow swaps - receive fixed/pay floating rate on variable-rate loans

	June 30, 2023	December 31, 2022
Weighted average:
Time to maturity (in years)	3.6	4.6
Receive rate (a)	2.36%	2.35%
Pay rate (a), (b)	5.10	4.07
(a)Excludes forward starting swaps not effective as of the period shown. June 30, 2023 excluded $8.3 billion of forward starting swaps. December 31, 2022 excluded $4.6 billion of forward starting swaps.
(b)Variable rates paid on receive fixed swaps designated as cash flow hedges are based on one-month LIBOR, BSBY or Secured Overnight Financing Rate (SOFR) rates in effect at June 30, 2023 and December 31, 2022. Derivative contracts with maturity dates beyond the LIBOR cessation date will fall back to the daily SOFR with a spread adjustment.

Fair value swaps - receive fixed/pay floating rate on medium- and long-term debt

(dollar amounts in millions)	June 30, 2023	December 31, 2022
Carrying value of hedged items (a)	$6,111	$3,024
Weighted average:
Time to maturity (in years)	2.8	3.9
Receive rate (b)	3.67%	3.52%
Pay rate (b), (c)	5.39	4.90
(a)Included $(188) million and $(124) million of cumulative hedging adjustments at June 30, 2023 and December 31, 2022, respectively, which included $3 million and $4 million, respectively, of hedging adjustment on a discontinued hedging relationship.
(b)Excludes forward starting swaps not effective as of the period shown. June 30, 2023 excluded $1.8 billion of forward starting swaps.
(c)Floating rates paid on receive fixed swaps designated as fair value hedges are based on one-month LIBOR or SOFR rates in effect at June 30, 2023 and December 31, 2022. Derivative contracts with maturity dates beyond the LIBOR cessation date will fall back to the daily SOFR with a spread adjustment.

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
For customer-initiated foreign exchange contracts where offsetting positions have not been taken, the Corporation manages the remaining inherent market risk through individual foreign currency position limits and aggregate value-at-risk limits. These limits are established annually and reviewed quarterly. For those customer-initiated derivative contracts which were not offset or where the Corporation holds a position within the limits described above, the Corporation recognized a net loss of $1 million in other noninterest income on the Consolidated Statements of Comprehensive Income for the three- and six-month periods ended June 30, 2023 and did not recognize net gains or losses for the same periods in 2022.
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

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2023	2022	2023	2022
Interest rate contracts	$7	$10	$12	$19
Energy contracts	5	6	13	8
Foreign exchange contracts	14	13	28	24
Total	$26	$29	$53	$51
Credit-Related Financial Instruments
The Corporation issues off-balance sheet financial instruments in connection with commercial and consumer lending activities. The Corporation’s credit risk associated with these instruments is represented by the contractual amounts indicated in the following table.

(in millions)	June 30, 2023	December 31, 2022
Unused commitments to extend credit:
Commercial and other	$29,621	$30,800
Bankcard, revolving credit and home equity loan commitments	4,145	4,017
Total unused commitments to extend credit	$33,766	$34,817
Standby letters of credit	$3,586	$3,712
Commercial letters of credit	42	39
The Corporation maintains an allowance to cover current expected credit losses inherent in lending-related commitments, including unused commitments to extend credit, letters of credit and financial guarantees. The allowance for credit losses on lending-related commitments, included in accrued expenses and other liabilities on the Consolidated Balance Sheets, was $44 million and $51 million at June 30, 2023 and December 31, 2022, respectively.
Unused Commitments to Extend Credit
Commitments to extend credit are legally binding agreements to lend to a customer, provided there is no violation of any condition established in the contract. These commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many commitments expire without being drawn upon, the total contractual amount of commitments does not necessarily represent future cash requirements of the Corporation. Commercial and other unused commitments are primarily variable rate commitments. The allowance for credit losses on lending-related commitments included $42 million at June 30, 2023 and $44 million at December 31, 2022 for expected credit losses inherent in the Corporation’s unused commitments to extend credit.
Standby and Commercial Letters of Credit
Standby letters of credit represent conditional obligations of the Corporation which guarantee the performance of a customer to a third party. Standby letters of credit are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing and similar transactions. Commercial letters of credit are issued to finance foreign or domestic trade transactions. These contracts expire in decreasing amounts through the year 2033. The Corporation may enter

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries
into participation arrangements with third parties that effectively reduce the maximum amount of future payments which may be required under standby and commercial letters of credit. These risk participations covered $91 million and $107 million at June 30, 2023 and December 31, 2022, respectively, of the $3.6 billion and $3.8 billion of standby and commercial letters of credit outstanding at June 30, 2023 and December 31, 2022, respectively.
The carrying value of the Corporation’s standby and commercial letters of credit, included in accrued expenses and other liabilities on the Consolidated Balance Sheets, totaled $35 million at June 30, 2023, including $33 million in deferred fees and $2 million in the allowance for credit losses on lending-related commitments. At December 31, 2022, the comparable amounts were $35 million, $28 million and $7 million, respectively.
The following table presents a summary of criticized standby and commercial letters of credit at June 30, 2023 and December 31, 2022. The Corporation's criticized list is consistent with the Special Mention, Substandard and Doubtful categories defined by regulatory authorities. The Corporation manages credit risk through underwriting, periodically reviewing and approving its credit exposures using Board committee approved credit policies and guidelines.

(dollar amounts in millions)	June 30, 2023	December 31, 2022
Total criticized standby and commercial letters of credit	$50	$37
As a percentage of total outstanding standby and commercial letters of credit	1.4%	1.0%
Other Credit-Related Financial Instruments
The Corporation enters into credit risk participation agreements, under which the Corporation assumes credit exposure associated with a borrower’s performance related to certain interest rate derivative contracts. The Corporation is not a party to the interest rate derivative contracts and only enters into these credit risk participation agreements in instances in which the Corporation is also a party to the related loan participation agreements for such borrowers. The Corporation manages its credit risk on the credit risk participation agreements by monitoring the creditworthiness of the borrowers, which is based on the normal credit review process as if the Corporation had entered into the derivative instruments directly with the borrower. The notional amount of such credit risk participation agreements reflects the pro-rata share of the derivative instrument, consistent with its share of the related participated loan. The total notional amount of the credit risk participation agreements was approximately $949 million and $951 million at June 30, 2023 and December 31, 2022, respectively, and the fair value was insignificant at both June 30, 2023 and December 31, 2022. The maximum estimated exposure to these agreements, as measured by projecting a maximum value of the guaranteed derivative instruments, assuming 100 percent default by all obligors on the maximum values, was insignificant at June 30, 2023 and December 31, 2022. In the event of default, the lead bank has the ability to liquidate the assets of the borrower, in which case the lead bank would be required to return a percentage of the recouped assets to the participating banks. As of June 30, 2023, the weighted average remaining maturity of outstanding credit risk participation agreements was 4.1 years.
In 2008, the Corporation sold its remaining ownership of Visa Class B shares and entered into a derivative contract. Under the terms of the derivative contract, the Corporation will compensate the counterparty primarily for dilutive adjustments made to the conversion factor of the Visa Class B shares to Class A shares based on the ultimate outcome of litigation involving Visa. Conversely, the Corporation will be compensated by the counterparty for any increase in the conversion factor from anti-dilutive adjustments. The notional amount of the derivative contract was equivalent to approximately 780,000 Visa Class B Shares. The fair value of the derivative liability, included in accrued expenses and other liabilities on the Consolidated Balance Sheets, was $14 million and $12 million at June 30, 2023 and December 31, 2022. respectively.
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

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries
The Corporation accounts for its interests in LIHTC entities using the proportional amortization method. Ownership interests in other tax credit entities are accounted for under either the cost or equity method. Exposure to loss as a result of the Corporation's involvement in LIHTC entities and other tax credit entities at June 30, 2023 was limited to $491 million and $28 million, respectively.
Investment balances, including all legally binding commitments to fund future investments, are included in accrued income and other assets on the Consolidated Balance Sheets. A liability is recognized in accrued expenses and other liabilities on the Consolidated Balance Sheets for all legally binding unfunded commitments to fund tax credit entities ($226 million at June 30, 2023). Amortization and other write-downs of LIHTC investments are presented on a net basis as a component of the provision for income taxes on the Consolidated Statements of Comprehensive Income, while amortization and write-downs of other tax credit investments are recorded in other noninterest income. The income tax credits and deductions are recorded as a reduction of income tax expense and a reduction of federal income taxes payable.
The Corporation provided no financial or other support that was not contractually required to any of the above VIEs during the six months ended June 30, 2023 and 2022.
The following table summarizes the impact of these tax credit entities on the Corporation’s Consolidated Statements of Comprehensive Income.

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2023	2022	2023	2022
Provision for income taxes:
Amortization of LIHTC investments	$17	$18	$34	$35
Low income housing tax credits	(16)	(17)	(32)	(33)
Other tax benefits related to tax credit entities	(5)	(5)	(10)	(9)
Total provision for income taxes	$(4)	$(4)	$(8)	$(7)
For further information on the Corporation’s consolidation policy, see Note 1 to the consolidated financial statements in the Corporation's 2022 Annual Report.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries
NOTE 7 - MEDIUM- AND LONG-TERM DEBT
Medium- and long-term debt is summarized as follows:

(in millions)	June 30, 2023	December 31, 2022
Parent company
Subordinated notes:
3.80% subordinated notes due 2026 (a)	$236	$237
Medium- and long-term notes:
3.70% notes due July 2023	850	841
4.00% notes due 2029 (a)	513	515
Total medium- and long-term notes	1,363	1,356
Total parent company	1,599	1,593
Subsidiaries
Subordinated notes:
4.00% subordinated notes due 2025 (a)	330	331
7.875% subordinated notes due 2026 (a)	161	165
5.332% subordinated notes due 2033 (a)	459	459
Total subordinated notes	950	955
Medium- and long-term notes:
2.50% notes due 2024 (a)	480	476
Total medium- and long-term notes	480	476
Federal Home Loan Bank advances:
5.07% advance due 2025 (a)	987	—
4.79% advance due 2026 (a)	983	—
4.49% advance due 2027 (a)	982	—
4.49% advance due 2028 (a)	980	—
Total Federal Home Loan Bank advances:	3,932	—
Total subsidiaries	5,362	1,431
Total medium- and long-term debt	$6,961	$3,024
(a)The fixed interest rates on these notes have been swapped to a variable rate and designated in a hedging relationship. Accordingly, carrying value has been adjusted to reflect the change in the fair value of the debt as a result of changes in the benchmark rate.
Subordinated notes with remaining maturities greater than one year qualify as Tier 2 capital.
Comerica Bank (the Bank), a wholly-owned subsidiary of the Corporation, is a member of the FHLB, which provides short- and long-term funding to its members through advances collateralized by real estate-related assets. In first quarter 2023, the Bank borrowed $4.0 billion of fixed-rate FHLB advances due between 2025 and 2028. Interest is due monthly, with principal due at maturity. Additionally, the Bank entered into fair value fixed-to-floating rate swaps in which the Bank received a weighted-average fixed rate of 3.79% and pays a floating rate based on SOFR.
Borrowing capacity is contingent on the amount of collateral available to be pledged to the FHLB. Total FHLB borrowings were $13.6 billion at June 30, 2023, which included $9.6 billion in short-term advances. Remaining capacity for future FHLB borrowings was $3.2 billion at June 30, 2023, which was secured by available real estate-related loans and investment securities collateral.
Unamortized debt issuance costs deducted from the carrying amount of medium- and long-term debt totaled $7 million and $9 million at June 30, 2023 and December 31, 2022, respectively.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries
NOTE 8 - ACCUMULATED OTHER COMPREHENSIVE LOSS
The following table presents a reconciliation of the changes in the components of accumulated other comprehensive loss and details the components of other comprehensive loss for the six months ended June 30, 2023 and 2022, including the amount of income tax benefit allocated to each component of other comprehensive loss.

	Six Months Ended June 30,
(in millions)	2023	2022
Accumulated net unrealized losses on investment securities:
Balance at beginning of period, net of tax	$(2,319)	$(99)
Net unrealized holding gains (losses) arising during the period	97	(1,826)
Less: Provision (benefit) for income taxes	24	(430)
Change in net unrealized losses on investment securities, net of tax	73	(1,396)
Balance at end of period, net of tax	$(2,246)	$(1,495)
Accumulated net losses on cash flow hedges:
Balance at beginning of period, net of tax	$(942)	$55
Net cash flow hedge losses arising during the period	(389)	(408)
Less: Benefit for income taxes	(91)	(96)
Change in net cash flow hedge losses arising during the period, net of tax	(298)	(312)
Less:
Net cash flow (losses) gains included in interest and fees on loans	(269)	47
Less: (Benefit) provision for income taxes	(63)	11
Reclassification adjustment for net cash flow hedge (losses) gains included in net income, net of tax	(206)	36
Change in net cash flow hedge losses, net of tax	(92)	(348)
Balance at end of period, net of tax (a)	$(1,034)	$(293)
Accumulated defined benefit pension and other postretirement plans adjustment:
Balance at beginning of period, net of tax	$(481)	$(168)
Amounts recognized in other noninterest expenses:
Amortization of actuarial net loss	18	14
Amortization of prior service credit	(11)	(12)
Total amounts recognized in other noninterest expenses	7	2
Less: Provision for income taxes	2	—
Adjustment for amounts recognized as components of net periodic benefit credit during the period, net of tax	5	2
Change in defined benefit pension and other postretirement plans adjustment, net of tax	5	2
Balance at end of period, net of tax	$(476)	$(166)
Total accumulated other comprehensive loss at end of period, net of tax	$(3,756)	$(1,954)
(a)The Corporation expects to reclassify $496 million of losses, net of tax, from accumulated other comprehensive loss to earnings over the next twelve months if interest yield curves and notional amounts remain at June 30, 2023 levels.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries
NOTE 9 - NET INCOME PER COMMON SHARE
Basic and diluted net income per common share are presented in the following table.

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except per share data)	2023	2022	2023	2022
Basic and diluted
Net income	$273	$261	$597	$450
Less:
Income allocated to participating securities	2	1	3	2
Preferred stock dividends	5	5	11	11
Net income attributable to common shares	$266	$255	$583	$437
Basic average common shares	132	131	132	131
Basic net income per common share	$2.02	$1.94	$4.43	$3.33
Basic average common shares	132	131	132	131
Dilutive common stock equivalents:
Net effect of the assumed exercise of stock awards	—	1	—	2
Diluted average common shares	132	132	132	133
Diluted net income per common share	$2.01	$1.92	$4.40	$3.29
The following average shares related to outstanding options to purchase shares of common stock were not included in the computation of diluted net income per common share because the options were anti-dilutive for the period.

	Three Months Ended June 30,		Six Months Ended June 30,
(average outstanding options in thousands)	2023	2022	2023	2022
Average outstanding options	1,816	551	1,338	333
Range of exercise prices	$42.32 - $95.25	$70.18 - $95.25	$63.15 - $95.25	$92.58 - $95.25

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

Qualified Defined Benefit Pension Plan	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2023	2022	2023	2022
Service cost	$7	$10	$15	$19
Other components of net benefit credit:
Interest cost	22	15	43	31
Expected return on plan assets	(42)	(50)	(83)	(100)
Amortization of prior service credit	(3)	(3)	(7)	(7)
Amortization of net loss	8	5	16	10
Total other components of net benefit credit	(15)	(33)	(31)	(66)
Net periodic defined benefit credit	$(8)	$(23)	$(16)	$(47)

Non-Qualified Defined Benefit Pension Plan	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2023	2022	2023	2022
Service cost	$—	$—	$1	$1
Other components of net benefit cost:
Interest cost	2	2	4	3
Amortization of prior service credit	(2)	(3)	(4)	(5)
Amortization of net loss	1	2	2	4
Total other components of net benefit cost	1	1	2	2
Net periodic defined benefit cost	$1	$1	$3	$3

Postretirement Benefit Plan	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2023	2022	2023	2022
Other components of net benefit credit:
Expected return on plan assets	$—	$(1)	(1)	(1)
Net periodic defined benefit credit	$—	$(1)	$(1)	$(1)

NOTE 11 - INCOME TAXES AND TAX-RELATED ITEMS
Net unrecognized tax benefits were $12 million and $16 million at June 30, 2023 and December 31, 2022, respectively. The Corporation does not anticipate that final settlement of federal or state tax issues will result in a change to net unrecognized tax benefits within the next twelve months. Included in accrued expenses and other liabilities on the Consolidated Balance Sheets was a liability for tax-related interest and penalties of $1 million and $5 million at June 30, 2023 and December 31, 2022, respectively. These changes were primarily driven by a state settlement received in the first quarter of 2023.
Net deferred tax assets were $1.1 billion at June 30, 2023, unchanged from $1.1 billion at December 31, 2022. Included in deferred tax assets at both June 30, 2023 and December 31, 2022 were $2 million of state net operating loss (NOL) carryforwards and $4 million of federal foreign tax carryforwards. State NOL carryforwards expire between 2023 and 2041 and federal foreign tax credit carryforwards expire between 2028 and 2031. The Corporation believes that it is more likely than not that the benefit from federal foreign tax credits and certain state NOL carryforwards will not be realized and, accordingly, maintained a federal valuation allowance of $4 million and a state valuation allowance of $1 million at both June 30, 2023 and December 31, 2022, respectively. The determination regarding valuation allowance was based on evidence of loss carryback capacity, projected future reversals of existing taxable temporary differences to absorb the deferred tax assets and assumptions made regarding future events.

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
For matters where a loss is not probable, the Corporation has not established an accrual. The Corporation believes the estimate of the aggregate range of reasonably possible losses, in excess of established accruals, for all legal proceedings and regulatory matters in which it is involved is from zero to approximately $83 million at June 30, 2023. This estimated aggregate range of reasonably possible losses is based upon currently available information for those legal proceedings and regulatory matters in which the Corporation is involved, taking into account the Corporation’s best estimate of such losses for those legal cases and regulatory matters for which such estimate can be made. For certain legal cases and regulatory matters, the Corporation does not believe that an estimate can currently be made. The Corporation’s estimate involves significant judgment, given the varying stages of the legal proceedings and regulatory matters (including the fact that many are currently in preliminary stages), the existence in certain legal proceedings of multiple defendants (including the Corporation) whose share of liability has yet to be determined, the numerous yet-unresolved issues in many of the legal proceedings and regulatory matters (including issues regarding class certification and the scope of many of the claims) and the attendant uncertainty of the various potential outcomes of such legal proceedings and regulatory matters. Accordingly, the Corporation’s estimate will change from time to time, and actual losses may be more or less than the current estimate.
In the event of unexpected future developments, it is possible the ultimate resolution of these matters, if unfavorable, may be material to the Corporation's consolidated financial condition, results of operations or cash flows.
For information regarding income tax contingencies, refer to Note 11.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries
NOTE 13 - STRATEGIC LINES OF BUSINESS
The Corporation has strategically aligned its operations into three major business segments: the Commercial Bank, the Retail Bank and Wealth Management. These business segments are differentiated based on the type of customer and the related products and services provided. In addition to the three major business segments, the Finance Division is also reported as a segment. Business segment results are produced by the Corporation’s internal management accounting system. This system measures financial results based on the internal business unit structure of the Corporation. The performance of the business segments is not comparable with the Corporation's consolidated results and is not necessarily comparable with similar information for any other financial institution. Additionally, because of the interrelationships of the various segments, the information presented is not indicative of how the segments would perform if they operated as independent entities. The management accounting system assigns balance sheet and income statement items to each business segment using certain methodologies, which are regularly reviewed and refined. From time to time, the Corporation may make reclassifications among the segments to more appropriately reflect management's current view of the segments, and methodologies may be modified as the management accounting system is enhanced and changes occur in the organizational structure and/or product lines. For comparability purposes, amounts in all periods are based on business unit structure and methodologies in effect at June 30, 2023.
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

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries
Business segment financial results were as follows:

	Commercial Bank	Retail Bank	Wealth Management	Finance	Other	Total
(dollar amounts in millions)
Three Months Ended June 30, 2023
Earnings summary:
Net interest income (expense)	$496	$214	$51	$(165)	$25	$621
Provision for credit losses	33	(4)	2	—	2	33
Noninterest income	158	29	83	29	4	303
Noninterest expenses	248	171	89	2	25	535
Provision (benefit) for income taxes	90	18	10	(35)	—	83
Net income (loss)	$283	$58	$33	$(103)	$2	$273
Net credit-related (recoveries) charge-offs	$(3)	$—	$1	$—	$—	$(2)
Selected average balances:
Assets	$51,548	$2,930	$5,625	$20,046	$10,206	$90,355
Loans	47,813	2,214	5,341	—	—	55,368
Deposits	31,030	24,002	3,943	4,980	377	64,332
Statistical data:
Return on average assets (a)	2.21%	0.94%	2.31%	n/m	n/m	1.21%
Efficiency ratio (b)	37.91	69.73	66.23	n/m	n/m	57.70
Three Months Ended June 30, 2022
Earnings summary:
Net interest income (expense)	$398	$147	$47	$(33)	$2	$561
Provision for credit losses	8	(2)	4	—	—	10
Noninterest income	160	32	77	13	(14)	268
Noninterest expenses	237	173	89	—	(17)	482
Provision (benefit) for income taxes	70	2	7	(7)	4	76
Net income (loss)	$243	$6	$24	$(13)	$1	$261
Net credit-related charge-offs (recoveries)	$2	$(1)	$(1)	$—	$—	$—
Selected average balances:
Assets	$47,596	$2,768	$4,963	$21,078	$12,405	$88,810
Loans	43,169	2,015	4,832	—	11	50,027
Deposits	43,738	27,145	5,966	520	220	77,589
Statistical data:
Return on average assets (a)	2.00%	0.09%	1.53%	n/m	n/m	1.18%
Efficiency ratio (b)	42.35	96.12	71.69	n/m	n/m	58.03
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
n/m – not meaningful

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

(dollar amounts in millions)	Commercial Bank	Retail Bank	Wealth Management	Finance	Other	Total
Six Months Ended June 30, 2023
Earnings summary:
Net interest income (expense)	$1,027	$436	$109	$(288)	$45	$1,329
Provision for credit losses	59	2	—	—	2	63
Noninterest income	311	57	156	52	9	585
Noninterest expenses	499	336	195	3	53	1,086
Provision (benefit) for income taxes	177	37	16	(60)	(2)	168
Net income (loss)	$603	$118	$54	$(179)	$1	$597
Net credit-related (recoveries) charge-offs	$(5)	$—	$1	$—	$—	$(4)
Selected average balances:
Assets	$50,859	$2,923	$5,486	$20,067	$8,426	$87,761
Loans	46,943	2,209	5,271	—	—	54,423
Deposits	33,883	24,576	4,327	2,916	370	66,072
Statistical data:
Return on average assets (a)	2.39%	0.95%	1.98%	n/m	n/m	1.37%
Efficiency ratio (b)	37.31	67.55	73.63	n/m	n/m	56.58
Six Months Ended June 30, 2022
Earnings summary:
Net interest income (expense)	$754	$277	$83	$(97)	$—	$1,017
Provision for credit losses	(15)	5	6	—	3	(1)
Noninterest income	292	60	149	31	(20)	512
Noninterest expenses	471	337	172	—	(25)	955
Provision (benefit) for income taxes	135	(2)	13	(19)	(2)	125
Net income (loss)	$455	$(3)	$41	$(47)	$4	$450
Net credit-related charge-offs (recoveries)	$11	$(1)	$(2)	$—	$—	$8
Selected average balances:
Assets	$46,316	$2,788	$4,910	$20,165	$15,795	$89,974
Loans	42,361	2,014	4,773	—	7	49,155
Deposits	44,883	27,004	5,636	599	220	78,342
Statistical data:
Return on average assets (a)	1.85%	(0.03%)	1.38%	n/m	n/m	1.01%
Efficiency ratio (b)	44.65	99.83	74.04	n/m	n/m	62.11
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

	Commercial Bank	Retail Bank	Wealth Management	Finance & Other	Total
(in millions)
Three Months Ended June 30, 2023
Revenue from contracts with customers:
Card fees	$59	$12	$1	$—	$72
Fiduciary income	—	—	62	—	62
Service charges on deposit accounts	32	13	2	—	47
Commercial loan servicing fees (a)	3	—	—	—	3
Capital markets income (b)	4	—	—	—	4
Brokerage fees	—	—	8	—	8
Other noninterest income (b)	1	3	10	1	15
Total revenue from contracts with customers	99	28	83	1	211
Other sources of noninterest income	59	1	—	32	92
Total noninterest income	$158	$29	$83	$33	$303
Three Months Ended June 30, 2022
Revenue from contracts with customers:
Card fees	$57	$11	$1	$—	$69
Fiduciary income	—	—	62	—	62
Service charges on deposit accounts	34	14	2	—	50
Commercial loan servicing fees (a) (c)	3	—	—	—	3
Capital markets income (b) (c)	3	—	—	—	3
Brokerage fees	—	—	4	—	4
Other noninterest income (b) (c)	2	5	6	—	13
Total revenue from contracts with customers	99	30	75	—	204
Other sources of noninterest income	61	2	2	(1)	64
Total noninterest income	$160	$32	$77	$(1)	$268
Six Months Ended June 30, 2023
Revenue from contracts with customers:
Card fees	$117	$22	$2	$—	$141
Fiduciary income	—	—	120	—	120
Service charges on deposit accounts	63	27	3	—	93
Commercial loan servicing fees (a)	6	—	—	—	6
Capital markets income (b)	8	—	—	—	8
Brokerage fees	—	—	16	—	16
Other noninterest income (b)	1	6	13	1	21
Total revenue from contracts with customers	195	55	154	1	405
Other sources of noninterest income	116	2	2	60	180
Total noninterest income	$311	$57	$156	$61	$585
Six Months Ended June 30, 2022
Revenue from contracts with customers:
Card fees	$115	$21	$2	$—	$138
Fiduciary income	—	—	120	—	120
Service charges on deposit accounts	67	28	3	—	98
Commercial loan servicing fees (a) (c)	6	—	—	—	6
Capital markets income (b) (c)	5	—	—	—	5
Brokerage fees	—	—	8	—	8
Other noninterest income (b) (c)	2	10	11	—	23
Total revenue from contracts with customers	195	59	144	—	398
Other sources of noninterest income	97	1	5	11	114
Total noninterest income	$292	$60	$149	$11	$512
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
Revenue from contracts with customers did not generate significant contract assets and liabilities for the periods presented.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS
This report includes forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. In addition, the Corporation may make other written and oral communications from time to time that contain such statements. All statements regarding the Corporation's expected financial position, strategies and growth prospects and general economic conditions expected to exist in the future are forward-looking statements. The words, "anticipates," "believes," "contemplates," "feels," "expects," "estimates," "seeks," "strives," "plans," "intends," "outlook," "forecast," "position," "target," "mission," "assume," "achievable," "potential," "strategy," "goal," "aspiration," "opportunity," "initiative," "outcome," "continue," "remain," "maintain," "on track," "trend," "objective," "looks forward," "projects," "models," and variations of such words and similar expressions, or future or conditional verbs such as "will," "would," "should," "could," "might," "can," "may" or similar expressions, as they relate to the Corporation or its management, are intended to identify forward-looking statements. These forward-looking statements are predicated on the beliefs and assumptions of the Corporation's management based on information known to the Corporation's management as of the date of this report and do not purport to speak as of any other date. Forward-looking statements may include descriptions of plans and objectives of the Corporation's management for future or past operations, products or services and forecasts of the Corporation's revenue, earnings or other measures of economic performance, including statements of profitability, business segments and subsidiaries as well as estimates of credit trends and global stability. Such statements reflect the view of the Corporation's management as of this date with respect to future events and are subject to risks and uncertainties. Should one or more of these risks materialize or should underlying beliefs or assumptions prove incorrect, the Corporation's actual results could differ materially from those discussed. Factors that could cause or contribute to such differences include credit risks (changes in customer behavior; unfavorable developments concerning credit quality; and declines or other changes in the businesses or industries of the Corporation's customers); market risks (changes in monetary and fiscal policies; fluctuations in interest rates and their impact on deposit pricing; and transitions away from LIBOR towards new interest rate benchmarks); liquidity risks (the Corporation's ability to maintain adequate sources of funding and liquidity; reductions in the Corporation's credit rating; and the interdependence of financial service companies); technology risks (cybersecurity risks and heightened legislative and regulatory focus on cybersecurity and data privacy); operational risks (operational, systems or infrastructure failures; reliance on other companies to provide certain key components of business infrastructure; the impact of legal and regulatory proceedings or determinations; losses due to fraud; and controls and procedures failures); compliance risks (changes in regulation or oversight, or changes in the Corporation’s status with respect to existing regulations or oversight; the effects of stringent capital requirements; and the impacts of future legislative, administrative or judicial changes to tax regulations); strategic risks (damage to the Corporation's reputation; the Corporation's ability to utilize technology to efficiently and effectively develop, market and deliver new products and services; competitive product and pricing pressures among financial institutions within the Corporation's markets; the implementation of the Corporation's strategies and business initiatives; management's ability to maintain and expand customer relationships; management's ability to retain key officers and employees; and any future strategic acquisitions or divestitures); and other general risks (changes in general economic, political or industry conditions; negative effects from inflation; the effectiveness of methods of reducing risk exposures; the effects of catastrophic events, including pandemics; physical or transition risks related to climate change; changes in accounting standards; the critical nature of the Corporation's accounting policies; and the volatility of the Corporation's stock price). The Corporation cautions that the foregoing list of factors is not all-inclusive. For discussion of factors that may cause actual results to differ from expectations, please refer to our filings with the Securities and Exchange Commission. In particular, please refer to “Item 1A. Risk Factors” beginning on page 13 of the Corporation's 2022 Annual Report and "Item 1A. Risk Factors" beginning on page 63 of this Quarterly Report on Form 10-Q for the quarter ended June 30, 2023. Forward-looking statements speak only as of the date they are made. The Corporation does not undertake to update forward-looking statements to reflect facts, circumstances, assumptions or events that occur after the date the forward-looking statements are made. For any forward-looking statements made in this report or in any documents, the Corporation claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

RESULTS OF OPERATIONS
In accordance with Item 303(c) of Regulation S-K, the Corporation is providing a comparison of the quarter ended June 30, 2023 against the preceding sequential quarter. The Corporation believes providing a sequential discussion of its results of operations provides more relevant information for investors and stakeholders to understand and analyze the business.
Three Months Ended June 30, 2023 Compared to Three Months Ended March 31, 2023

	Three Months Ended
(dollar amounts in millions, except per share data)	June 30, 2023	March 31, 2023
Net interest income	$621	$708
Provision for credit losses	33	30
Noninterest income	303	282
Noninterest expenses	535	551
Income before income taxes	356	409
Provision for income taxes	83	85
Net income	$273	$324
Diluted earnings per common share	$2.01	$2.39
Net income for the three months ended June 30, 2023 was $273 million, a decrease of $51 million compared to $324 million for the three months ended March 31, 2023, driven by an $87 million decrease in net interest income, partially offset by an increase of $21 million in noninterest income and a decline of $16 million in noninterest expenses. The decrease in net interest income was largely due to an increase in borrowings and interest-bearing deposit balances as well as a shift in deposit mix, partially offset by the net benefit from higher short-term rates, loan growth and one additional day in the quarter. Net income per diluted common share was $2.01 and $2.39 for the three months ended June 30, 2023 and March 31, 2023, respectively, a decrease of $0.38 per diluted common share.
To enhance the Corporation's core business focus, management is taking strategic actions to prioritize relationships that are most aligned with its strategy by considering price and return profiles, deposit contributions, nature of relationships and geography. As part of this focus, the Corporation is organically exiting the Mortgage Banker Finance business, which is expected to be largely complete by year-end 2023. Additionally, the Corporation is accelerating certain initiatives related to Payments, Small Business, Wealth Management and Capital Markets, which is intended to help elevate products and services tailored to meet customers' needs while enhancing the Corporation's funding profile, revenue mix and return on capital.

Analysis of Net Interest Income

	Three Months Ended
	June 30, 2023			March 31, 2023
(dollar amounts in millions)	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Commercial loans (a)	$31,663	$437	5.54%	$30,517	$410	5.44%
Real estate construction loans	3,708	75	8.11	3,345	63	7.66
Commercial mortgage loans	13,801	245	7.12	13,464	221	6.67
Lease financing (b)	776	10	5.21	765	4	1.93
International loans	1,268	24	7.80	1,226	24	7.91
Residential mortgage loans	1,858	16	3.40	1,833	15	3.29
Consumer loans	2,294	45	7.78	2,318	40	7.07
Total loans (c)	55,368	852	6.18	53,468	777	5.89
Mortgage-backed securities (d)	16,004	106	2.28	16,397	108	2.28
U.S. Treasury securities (e)	1,861	2	0.44	2,369	5	0.79
Total investment securities	17,865	108	2.10	18,766	113	2.10
Interest-bearing deposits with banks (f)	8,701	110	5.11	4,955	58	4.66
Other short-term investments	377	4	3.75	186	1	2.28
Total earning assets	82,311	1,074	5.07	77,375	949	4.79
Cash and due from banks	1,163			1,465
Allowance for loan losses	(642)			(611)
Accrued income and other assets	7,523			6,909
Total assets	$90,355			$85,138
Money market and interest-bearing checking deposits (g)	$24,177	132	2.17	$26,340	109	1.68
Savings deposits	2,877	2	0.21	3,147	1	0.18
Customer certificates of deposit	2,306	12	2.20	1,875	6	1.31
Other time deposits	4,395	54	4.98	171	2	3.74
Foreign office time deposits	18	1	4.03	49	—	3.72
Total interest-bearing deposits	33,773	201	2.37	31,582	118	1.52
Federal funds purchased	9	—	5.00	83	1	4.56
Other short-term borrowings	10,559	142	5.39	5,371	65	4.92
Medium- and long-term debt	7,073	110	6.24	3,832	57	5.94
Total interest-bearing sources	51,414	453	3.52	40,868	241	2.39
Noninterest-bearing deposits	30,559			36,251
Accrued expenses and other liabilities	2,444			2,291
Shareholders’ equity	5,938			5,728
Total liabilities and shareholders’ equity	$90,355			$85,138
Net interest income/rate spread		$621	1.55		$708	2.40
Impact of net noninterest-bearing sources of funds			1.38			1.17
Net interest margin (as a percentage of average earning assets)			2.93%			3.57%
(a)Interest income on commercial loans included $150 million and $119 million of business loan swap expense for the three months ended June 30, 2023 and March 31, 2023, respectively.
(b)The three months ended March 31, 2023 included residual value adjustments totaling $6 million, which impacted the average yield on loans by 5 basis points.
(c)Nonaccrual loans are included in average balances reported and in the calculation of average rates.
(d)Average balances included $2.7 billion and $2.6 billion of unrealized losses for the three months ended June 30, 2023 and March 31, 2023, respectively; yields calculated gross of these unrealized losses.
(e)Average balances included $117 million and $135 million of unrealized losses for the three months ended June 30, 2023 and March 31, 2023, respectively; yields calculated gross of these unrealized losses.
(f)Average balances included $46 million and excluded $101 million of collateral posted and netted against derivative liability positions for the three months ended June 30, 2023 and March 31, 2023, respectively; yields calculated gross of derivative netting amounts.
(g)Average balances excluded $231 million and $35 million of collateral received and netted against derivative asset positions for the three months ended June 30, 2023 and March 31, 2023, respectively; rates calculated gross of derivative netting amounts.

Rate/Volume Analysis

	Three Months Ended
	June 30, 2023/March 31, 2023
(in millions)	Increase (Decrease) Due to Rate (a)	Increase (Decrease) Due to Volume (a)	Net Increase (Decrease)
Interest Income:
Loans	$43	$32	$75
Investment securities	(3)	(2)	(5)
Interest-bearing deposits with banks	6	46	52
Other short-term investments	1	2	3
Total interest income	47	78	125
Interest Expense:
Interest-bearing deposits	14	69	83
Short-term borrowings	7	69	76
Medium- and long-term debt	15	38	53
Total interest expense	36	176	212
Net interest income	$11	$(98)	$(87)
(a)Impact of additional days, other portfolio dynamics and interest rate swaps reflected as part of rate impact, rate/volume variances are allocated to variances due to volume.
Net interest income decreased $87 million to $621 million for the three months ended June 30, 2023, compared to $708 million for the three months ended March 31, 2023. The decrease in net interest income was driven by an increase of $8.4 billion in average FHLB advances ($5.2 billion in short-term and $3.2 billion in medium- and long-term) as well as higher interest-bearing deposit balances, including a $4.2 billion increase in brokered time deposits, partially offset by the net impact of higher short-term rates, $1.9 billion in loan growth and the impact of one additional day in the quarter. Net interest margin was 2.93 percent for the three months ended June 30, 2023, a decrease of 64 basis points from 3.57 percent for the three months ended March 31, 2023, reflecting an increase in higher-cost funding sources.
For further discussion of the effects of market rates on net interest income, refer to the "Market and Liquidity Risk" section of this financial review.
Provision for Credit Losses
The provision for credit losses, which includes the provision for loan losses and the provision for credit losses on lending-related commitments, increased $3 million to $33 million for the three months ended June 30, 2023, compared to $30 million for the three months ended March 31, 2023, increasing the allowance for credit losses to $728 million, reflecting loan growth, the continuation of an uncertain economic outlook and credit migration. Net loan recoveries were stable at $2 million, and the provision for credit losses on lending-related commitments decreased $9 million compared to the three months ended March 31, 2023.
An analysis of the allowance for credit losses and a summary of nonperforming assets are presented under the "Credit Risk" subheading in the "Risk Management" section of this financial review.

Noninterest Income

	Three Months Ended
(in millions)	June 30, 2023	March 31, 2023
Card fees	$72	$69
Fiduciary income	62	58
Service charges on deposit accounts	47	46
Capital markets income	39	39
Commercial lending fees	18	18
Bank-owned life insurance	14	10
Letter of credit fees	11	10
Brokerage fees	8	8
Other noninterest income (a)	32	24
Total noninterest income	$303	$282
(a)The table below provides further details on certain categories included in other noninterest income.
Noninterest income increased $21 million to $303 million for the three months ended June 30, 2023, reflecting increases in other noninterest income, bank-owned life insurance (due to higher death benefits), fiduciary income (mostly related to seasonal personal trust fees) and card fees (higher processing volumes). Other noninterest income included a $6 million increase in FHLB and FRB stock dividends and a $5 million valuation reserve for assets held for sale recorded in the first quarter.
    The following table presents certain categories included in other noninterest income on the Consolidated Statements of Comprehensive Income.

	Three Months Ended
(in millions)	June 30, 2023	March 31, 2023
FHLB and FRB stock dividends	$10	$4
Risk management hedging income	7	8
Deferred compensation asset returns (a)	4	4
Securities trading income	4	4
Insurance commissions	3	4
All other noninterest income	4	—
Other noninterest income	$32	$24
(a)    Compensation deferred by the Corporation's officers and directors is invested based on investment selections of the officers and directors. Income earned on these assets is reported in other noninterest income and the offsetting change in deferred compensation plan liabilities is reported in salaries and benefits expense.
Noninterest Expenses

	Three Months Ended
(in millions)	June 30, 2023	March 31, 2023
Salaries and benefits expense	$306	$326
Outside processing fee expense	68	64
Software expense	43	40
Occupancy expense	41	41
FDIC insurance expense	16	13
Equipment expense	12	12
Advertising expense	10	8
Other noninterest expenses	39	47
Total noninterest expenses	$535	$551
Noninterest expenses decreased $16 million to $535 million, driven by decreases in salaries and benefits expense and other noninterest expenses, partially offset by increases in outside processing fee expense, FDIC insurance expense and software expense. Salaries and benefits expense was impacted by seasonal decreases of $20 million in annual stock-based compensation and $6 million in payroll taxes, as well as a decrease of $3 million in incentive compensation, partially offset by increases of $4 million in merit-based salary increases and $3 million each in staff insurance expense and temporary labor. The decrease in other noninterest expenses was primarily due to decreases of $9 million in certain modernization initiatives (mainly $8 million in contract termination and asset impairment costs included in the first quarter which did not repeat in the second quarter), $8 million in litigation-related expenses and $3 million in operational losses, partially offset by a $6 million refund related to a favorable state tax ruling received in the first quarter and a $5 million increase in legal fees.
Expenses for certain modernization initiatives totaled $7 million and were comprised of $2 million in Technology-related contract labor (reported in salaries and benefits expense), $2 million in corporate facilities costs (reported in occupancy expense), $2 million related to the transition for Ameriprise Financial to become the Corporation's investment program provider (reported in other noninterest expenses) and $1 million in compensation expenses related to Retail Reimagined, the Corporation's enhancement of its Retail Banking division (reported in salaries and benefits expense).
Six Months Ended June 30, 2023 Compared to Six Months Ended June 30, 2022

	Six Months Ended June 30,
(dollar amounts in millions, except per share data)	2023	2022
Net interest income	$1,329	$1,017
Provision for credit losses	63	(1)
Noninterest income	585	512
Noninterest expenses	1,086	955
Income before income taxes	765	575
Provision for income taxes	168	125
Net income	$597	$450
Diluted earnings per common share	$4.40	$3.29
Net income increased $147 million to $597 million for the six months ended June 30, 2023, compared to $450 million for the six months ended June 30, 2022, driven by increases in net interest income and noninterest income, partially offset by higher noninterest expenses and an increase in provision for credit losses. The increase in net interest income was primarily due to higher short-term rates and loan growth, partially offset by higher borrowings and a decrease in deposits held with the Federal Reserve. Net income per diluted common share increased $1.11 to $4.40 for the six months ended June 30, 2023, compared to $3.29 for the six months ended June 30, 2022.

Analysis of Net Interest Income

	Six Months Ended
	June 30, 2023			June 30, 2022
(dollar amounts in millions)	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Commercial loans (a)	$31,093	$847	5.50%	$29,101	$514	3.56%
Real estate construction loans	3,528	138	7.90	2,494	48	3.82
Commercial mortgage loans	13,633	466	6.90	11,798	183	3.13
Lease financing (b)	770	14	3.58	639	9	2.95
International loans	1,247	48	7.85	1,262	21	3.38
Residential mortgage loans	1,846	31	3.35	1,779	25	2.83
Consumer loans	2,306	85	7.43	2,082	37	3.55
Total loans (c)	54,423	1,629	6.04	49,155	837	3.43
Mortgage-backed securities (d)	16,200	214	2.28	15,321	163	1.99
U.S. Treasury securities (e)	2,113	7	0.63	2,862	14	0.99
Total investment securities	18,313	221	2.10	18,183	177	1.83
Interest-bearing deposits with banks (f)	6,839	168	4.95	14,302	32	0.41
Other short-term investments	282	5	3.27	182	—	0.42
Total earning assets	79,857	2,023	4.94	81,822	1,046	2.51
Cash and due from banks	1,313			1,434
Allowance for loan losses	(626)			(568)
Accrued income and other assets	7,217			7,286
Total assets	$87,761			$89,974
Money market and interest-bearing checking deposits (g)	$25,253	241	1.92	$30,008	6	0.05
Savings deposits	3,011	3	0.19	3,272	—	0.02
Customer certificates of deposit	2,092	18	1.81	1,847	2	0.18
Other time deposits	2,294	56	4.94	—	—	—
Foreign office time deposits	33	1	3.81	48	—	0.34
Total interest-bearing deposits	32,683	319	1.96	35,175	8	0.05
Federal funds purchased	46	1	4.60	3	—	0.56
Other short-term borrowings	7,979	207	5.23	—	—	—
Medium- and long-term debt	5,462	167	6.12	2,711	21	1.55
Total interest-bearing sources	46,170	694	3.02	37,889	29	0.16
Noninterest-bearing deposits	33,389			43,167
Accrued expenses and other liabilities	2,368			1,790
Shareholders’ equity	5,834			7,128
Total liabilities and shareholders’ equity	$87,761			$89,974
Net interest income/rate spread		$1,329	1.92		$1,017	2.35
Impact of net noninterest-bearing sources of funds			1.32			0.09
Net interest margin (as a percentage of average earning assets)			3.24%			2.44%
(a)Interest income on commercial loans included $(269) million and $47 million of business loan swap (expense) income for the six months ended June 30, 2023 and 2022, respectively.
(b)The six months ended June 30, 2023 included residual value adjustments totaling $6 million, which impacted the average yield on loans by 3 basis points.
(c)Nonaccrual loans are included in average balances reported and in the calculation of average rates.
(d)Average balances included $2.6 billion and $1.1 billion of unrealized losses for the six months ended June 30, 2023 and 2022, respectively; yields calculated gross of these unrealized losses.
(e)Average balances included $126 million and $88 million of unrealized losses for the six months ended June 30, 2023 and 2022, respectively; yields calculated gross of these unrealized gains and losses.
(f)Average balances excluded $27 million and $1.0 billion of collateral posted and netted against derivative liability positions for the six months ended June 30, 2023 and 2022, yields calculated gross of derivative netting amounts.
(g)Average balances excluded $98 million and $82 million of collateral received and netted against derivative asset positions for the six months ended June 30, 2023 and 2022, rates calculated gross of derivative netting amounts.

Rate/Volume Analysis

	Six Months Ended
	June 30, 2023/June 30, 2022
(in millions)	Increase Due to Rate (a)	Increase Due to Volume (a)	Net Increase
Interest Income:
Loans	$608	$184	$792
Investment securities	6	38	44
Interest-bearing deposits with banks	341	(205)	136
Other short-term investments	3	2	5
Total interest income	958	19	977
Interest Expense:
Interest-bearing deposits	257	54	311
Short-term borrowings	—	208	208
Medium- and long-term debt	78	68	146
Total interest expense	335	330	665
Net interest income	$623	$(311)	$312
(a)Impact of additional days, other portfolio dynamics and interest rate swaps reflected as part of rate impact, rate/volume variances are allocated to variances due to volume.
Net interest income was $1.3 billion for the six months ended June 30, 2023, an increase of $312 million compared to the six months ended June 30, 2022. The increase in net interest income reflected higher short-term rates (including the impact of interest rate swaps) and loan growth, partially offset by an increase in borrowings and lower deposits with the Federal Reserve. Net interest margin was 3.24 percent for the six months ended June 30, 2023, an increase of 80 basis points compared to 2.44 percent for the comparable period in 2022, mostly due to the impact of higher short-term rates, partially offset by higher-cost funding sources.
Average earning assets decreased $2.0 billion, due to a decrease of $7.5 billion in interest-bearing deposits with banks, partially offset by an increase of $5.3 billion in loans. Average interest-bearing sources increased $8.3 billion, reflecting increases of $8.0 billion in short-term borrowings and $2.8 billion in medium- and long-term debt (mostly FHLB advances), partially offset by a $2.5 billion decrease in interest-bearing deposits.
For further discussion of the effects of market rates on net interest income, refer to the "Market and Liquidity Risk" section of this financial review.
Provision for Credit Losses
The provision for credit losses was an expense of $63 million for the six months ended June 30, 2023, compared to a benefit of $1 million for the six months ended June 30, 2022, reflecting loan growth, a moderate weakening in the economic outlook and credit migration. Net loan recoveries were $4 million for the six months ended June 30, 2023, compared to net charge-offs of $8 million for the six months ended June 30, 2022, including general Middle Market net recoveries of $13 million in the current period. Provision for credit losses on lending-related commitments decreased $23 million compared to the six months ended June 30, 2022.
An analysis of the allowance for credit losses and nonperforming assets is presented under the "Credit Risk" subheading in the "Risk Management" section of this financial review.

Noninterest Income

	Six Months Ended June 30,
(in millions)	2023	2022
Card fees	$141	$138
Fiduciary income	120	120
Service charges on deposit accounts	93	98
Capital markets income (a)	78	72
Commercial lending fees (a)	36	33
Bank-owned life insurance	24	25
Letter of credit fees	21	18
Brokerage fees	16	8
Other noninterest income (a), (b)	56	—
Total noninterest income	$585	$512
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
Noninterest income increased $73 million, which included increases in other noninterest income, brokerage fees (higher money market funds revenue), capital markets income (increased investment banking deal volume and customer derivative income), loan commitment fees (a component of commercial lending fees), letter of credit fees and card fees (higher processing volumes), partially offset by a decrease in service charges on deposit accounts. Other noninterest income included increases in deferred compensation asset returns (offset in noninterest expenses), risk management hedging income (an increase in price alignment income received for centrally cleared risk management positions) and FHLB and FRB stock dividends.
The following table presents certain categories included in other noninterest income on the Consolidated Statements of Comprehensive Income.

	Six Months Ended June 30,
(in millions)	2023	2022
Risk management hedging income	$15	$—
FHLB and FRB stock dividends	14	1
Deferred compensation asset returns (a)	8	(21)
Securities trading income	8	5
Insurance commissions	7	6
All other noninterest income	4	9
Other noninterest income	$56	$—
(a)    Compensation deferred by the Corporation's officers and directors is invested based on investment selections of the officers and directors. Income earned on these assets is reported in other noninterest income and the offsetting change in deferred compensation plan liabilities is reported in salaries and benefits expense.
Noninterest Expenses

	Six Months Ended June 30,
(in millions)	2023	2022
Salaries and benefits expense	$632	$583
Outside processing fee expense	132	124
Software expense	83	80
Occupancy expense	82	78
FDIC insurance expense	29	16
Equipment expense	24	24
Advertising expense	18	15
Other noninterest expenses	86	35
Total noninterest expenses	$1,086	$955
Noninterest expenses increased $131 million due to increases in other noninterest expenses, salaries and benefits expense, FDIC insurance expense and outside processing fee expense. The increase in salaries and benefits expense was driven by higher deferred compensation expense (offset in other noninterest income), the impact of annual merit-based salary increases and staff additions related to strategic revenue-building and technology initiatives as well as a return to a more normalized staff vacancy rate, partially offset by a decrease in incentive compensation. Other noninterest expenses included increases in non-salary pension expense, legal fees and litigation-related expenses.

STRATEGIC LINES OF BUSINESS
The Corporation has strategically aligned its operations into three major business segments: the Commercial Bank, the Retail Bank and Wealth Management. These business segments are differentiated based on the type of customer and the related products and services provided. In addition to the three major business segments, the Finance Division is also reported as a segment. The Other category includes items not directly associated with the business segments or the Finance segment. The performance of the business segments is not comparable with the Corporation's consolidated results and is not necessarily comparable with similar information for any other financial institution. Additionally, because of the interrelationships of the various segments, the information presented is not indicative of how the segments would perform if they operated as independent entities. Note 13 to the consolidated financial statements describes the business activities of each business segment and presents financial results of the business segments for the three- and six-month periods ended June 30, 2023 and 2022.
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
Business Segments
The following sections present a summary of the performance of each of the Corporation's business segments for the six months ended June 30, 2023 compared to the same period in the prior year.
Commercial Bank

	Six Months Ended June 30,			Percent Change
(dollar amounts in millions)	2023	2022	Change
Earnings summary:
Net interest income	$1,027	$754	$273	36%
Provision for credit losses	59	(15)	74	n/m
Noninterest income	311	292	19	6
Noninterest expenses	499	471	28	6
Provision for income taxes	177	135	42	31
Net income	$603	$455	$148	32%
Net credit-related (recoveries) charge-offs	$(5)	$11	$(16)	n/m

Selected average balances:
Loans (a)	$46,943	$42,361	$4,582	11%
Deposits	33,883	44,883	(11,000)	(25)
(a)Included PPP loans with average balances of $17 million and $171 million for the six months ended June 30, 2023 and 2022, respectively.
n/m - not meaningful
Average loans increased $4.6 billion, with increases in Commercial Real Estate, National Dealer Services, Corporate Banking and general Middle Market. These increases were partially offset by a decrease in Mortgage Banker Finance, as the Corporation is organically exiting the Mortgage Banker Finance business, which is expected to be largely complete by year-end 2023. Average deposits decreased $11 billion, with declines in all deposit categories with the exception of savings deposits. This decline was primarily driven by decreases in noninterest-bearing and money market deposits, with the largest declines in general Middle Market (primarily Financial Institutions and California-based Middle Market lending), Technology and Life Sciences, Corporate Banking, Business Banking and National Dealer Services.

The Commercial Bank's net income increased $148 million. Net interest income increased $273 million due to an increase in loan income, partially offset by higher allocated net FTP charges. The provision for credit losses increased to an expense of $59 million from a benefit of $15 million, reflecting increases in Commercial Real Estate, general Middle Market, Energy, Business Banking and Corporate Banking, partially offset by a decrease in Technology and Life Sciences. Net credit-related charge-offs decreased $16 million to $5 million in net recoveries, primarily due to net recoveries in general Middle Market. Noninterest income increased $19 million, primarily driven by higher capital markets income, commercial lending fees, letter of credit fees and a decrease in securities trading losses, partially offset by a decrease in service charges on deposit accounts. Noninterest expenses increased $28 million, primarily reflecting increases in salaries and benefits expense, FDIC insurance expense, outside processing fee expense and legal fees.
Retail Bank

	Six Months Ended June 30,			Percent Change
(dollar amounts in millions)	2023	2022	Change
Earnings summary:
Net interest income	$436	$277	$159	58%
Provision for credit losses	2	5	(3)	(59)
Noninterest income	57	60	(3)	(3)
Noninterest expenses	336	337	(1)	—
Provision (benefit) for income taxes	37	(2)	39	n/m
Net income (loss)	$118	$(3)	$121	n/m
Net credit-related recoveries	$—	$(1)	$1	(93)

Selected average balances:
Loans (a)	$2,209	$2,014	$195	10%
Deposits	24,576	27,004	(2,428)	(9)
(a)Included PPP loans with average balances of $4 million and $49 million for the six months ended June 30, 2023 and 2022, respectively.
n/m - not meaningful
Average loans increased $195 million, while average deposits decreased $2.4 billion, reflecting decreases in all deposit categories with the exception of time deposits. The Retail Bank's net income increased $121 million to $118 million, from a net loss of $3 million. Net interest income increased $159 million primarily due to higher FTP crediting rates on deposits and an increase in loan income. Noninterest income and noninterest expenses were relatively stable.
Wealth Management

	Six Months Ended June 30,			Percent Change
(dollar amounts in millions)	2023	2022	Change
Earnings summary:
Net interest income	$109	$83	$26	32%
Provision for credit losses	—	6	(6)	n/m
Noninterest income	156	149	7	4
Noninterest expenses	195	172	23	13
Provision for income taxes	16	13	3	29
Net income	$54	$41	$13	30%
Net credit-related charge-offs (recoveries)	$1	$(2)	$3	n/m

Selected average balances:
Loans (a)	$5,271	$4,773	$498	10%
Deposits	4,327	5,636	(1,309)	(23)
(a)Included PPP loans with average balances of $11 million and $22 million for the six months ended June 30, 2023 and 2022, respectively.
n/m - not meaningful
Average loans increased $498 million, while average deposits decreased $1.3 billion, reflecting decreases in all deposit categories with the exception of time deposits. The decrease in deposits was primarily driven by decreases in noninterest-bearing and money market deposits, most significantly in the California market. Wealth Management's net income increased $13 million to $54 million. Net interest income increased $26 million primarily due to an increase in loan income, partially offset by an increase in allocated FTP charges. Provision for credit losses decreased from $6 million to no provision, which was due to an increase in provision for loan losses, offset by a decrease in provision for credit losses on lending-related commitments. Noninterest income increased $7 million, primarily driven by investment fees, while noninterest expenses increased $23 million, reflecting increases in salaries and benefits expense, litigation-related expenses, outside processing fees and consulting fees.
Finance & Other

	Six Months Ended June 30,			Percent Change
(dollar amounts in millions)	2023	2022	Change
Earnings summary:
Net interest expense	$(243)	$(97)	$(146)	n/m
Provision for credit losses	2	3	(1)	(9)
Noninterest income	61	11	50	n/m
Noninterest expenses	56	(25)	81	n/m
Benefit for income taxes	(62)	(21)	(41)	n/m
Net loss	$(178)	$(43)	$(135)	n/m

Selected average balances:
Loans	$—	$7	$(7)	n/m
Deposits	3,286	819	2,467	n/m
n/m - not meaningful
Average deposits, which primarily consist of centrally-managed brokered deposits fully insured by the FDIC, increased $2.5 billion. Net loss for the Finance and Other category increased $135 million to $178 million. Net interest expense increased by $146 million, reflecting increased balances from higher-cost funding sources. Noninterest income increased $50 million to $61 million, driven by an increase in risk management hedging income, FHLB stock dividends and a decrease in securities trading losses, partially offset by decreases in capital markets income and bank-owned life insurance. Noninterest expenses increased $81 million, primarily reflecting an increase in salaries and benefits expense, non-salary pension expense, software expense, occupancy expense and asset impairments.
The following table lists the Corporation's banking centers by geographic market.

	June 30,
	2023	2022
Michigan	177	188
Texas	115	124
California	92	95
Other Markets	25	26
Total	409	433

FINANCIAL CONDITION
Second Quarter 2023 Compared to Fourth Quarter 2022
Period-End Balances
Total assets increased $5.4 billion to $90.8 billion, reflecting a $4.3 billion increase in interest-bearing deposits with banks (primarily deposits with the Federal Reserve Bank) and a $2.4 billion increase in loans, partially offset by a decrease of $1.6 billion in investment securities driven by Treasury maturities and paydowns on mortgage-backed securities. The increase in loans included growth of $1.1 billion in Commercial Real Estate, $657 million in National Dealer Services and $648 million in Corporate Banking.
Total liabilities increased $4.9 billion to $85.2 billion, reflecting increases of $6.3 billion in short-term borrowings, $3.9 billion in medium- and long-term debt and $3.5 billion in interest-bearing deposits, partially offset by a decrease of $8.9 billion in noninterest-bearing deposits. The increases in short-term borrowings and medium- and long-term debt were primarily driven by FHLB advances. The increase in interest-bearing deposits was primarily due to an increase in brokered time deposits, while the decline in noninterest-bearing deposits reflected customer diversification efforts related to industry disruption in the first quarter of 2023. For additional information regarding deposits, refer to "Deposit Concentrations and Uninsured Deposits" under the "Market Risk" subheading in the "Risk Management" section of this financial review. Total shareholders' equity increased $414 million, primarily due to net income.

Average Balances
Total assets increased $6.5 billion to $90.4 billion, driven by increases of $4.8 billion in interest-bearing deposits with banks and $3.0 billion in loans, partially offset by a decrease of $1.3 billion in investment securities. The following table provides information about the change in the Corporation's average loan portfolio by loan type.

	Three Months Ended			Percent Change
(dollar amounts in millions)	June 30, 2023	December 31, 2022	Change
Commercial loans	$31,663	$30,585	$1,078	4%
Real estate construction loans	3,708	2,978	730	25
Commercial mortgage loans	13,801	12,752	1,049	8
Lease financing	776	753	23	3
International loans	1,268	1,227	41	3
Residential mortgage loans	1,858	1,786	72	4
Consumer loans	2,294	2,294	—	—
Total loans	$55,368	$52,375	$2,993	6%
The $3.0 billion increase in loans was primarily driven by increases of $1.2 billion in Commercial Real Estate, $761 million in National Dealer Services, $424 million in Corporate Banking and $237 million in Wealth Management.
Total liabilities increased $5.9 billion to $84.4 billion, primarily reflecting increases of $9.0 billion in short-term borrowings, $4.1 billion in medium- and long-term debt and $2.4 billion in interest-bearing deposits, partially offset by a decrease of $9.4 billion in noninterest-bearing deposits, reflecting the impacts described above in "Period-End Balances." The decrease in deposits included decreases of $2.6 billion in general Middle Market (largest impact in the California market), $2.1 billion in the Retail Bank, $1.8 billion in Technology and Life Sciences, $1.3 billion in Wealth Management, $852 million in Commercial Real Estate, $802 million in Corporate Banking, $765 million in Energy and $714 million in Business Banking.
Capital
The following table presents a summary of changes in total shareholders' equity for the six months ended June 30, 2023.

(in millions)
Balance at January 1, 2023		$5,181
Net income		597
Cash dividends declared on common stock		(188)
Cash dividends declared on preferred stock		(11)
Other comprehensive income (loss), net of tax:
Investment securities	$73
Cash flow hedges	(92)
Defined benefit and other postretirement plans	5
Total other comprehensive loss, net of tax		(14)
Net issuance of common stock under employee stock plans		(5)
Share-based compensation		35
Balance at June 30, 2023		$5,595

The following table summarizes the Corporation's repurchase activity during the six months ended June 30, 2023.

(shares in thousands)	Total Number of Shares Purchased as Part of Publicly Announced Repurchase Plans or Programs	Remaining Share Repurchase Authorization (a)	Total Number of Shares Purchased (b)	Average Price Paid Per Share
Total first quarter 2023	—	4,997	31	$72.78
April 2023	—	4,997	3	42.36
May 2023	—	4,997	—	—
June 2023	—	4,997	—	—
Total second quarter 2023	—	4,997	3	42.36
(a)Maximum number of shares that may be repurchased under the publicly announced plans or programs.
(b)Includes approximately 34,000 shares purchased pursuant to deferred compensation plans and shares purchased from employees to pay for taxes related to restricted stock vesting under the terms of an employee share-based compensation plan during the six months ended June 30, 2023. These transactions are not considered part of the Corporation's repurchase program.
The Corporation continues to target a Common Equity Tier 1 (CET1) capital ratio of approximately 10 percent with active capital management. At June 30, 2023, the Corporation's estimated CET1 capital ratio was 10.31 percent, up from 10.00 percent at December 31, 2022. Since the inception of the share repurchase program in 2010, a total of 97.2 million shares have been authorized for repurchase. There is no expiration date for the share repurchase program. Due to disruption in the banking industry in the first quarter, management is not currently engaged in repurchasing shares and will continue to monitor various factors, including the Corporation's earnings generation, capital needs to fund future loan growth, regulatory changes and market conditions, before resuming the share repurchase program.
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
The Corporation's capital ratios exceeded minimum regulatory requirements as follows:

	June 30, 2023		December 31, 2022
(dollar amounts in millions)	Capital/Assets	Ratio	Capital/Assets	Ratio
Common equity tier 1 (a), (b)	$8,311	10.31%	$7,884	10.00%
Tier 1 risk-based (a), (b)	8,705	10.80	8,278	10.50
Total risk-based (a)	10,311	12.79	9,817	12.45
Leverage (a)	8,705	9.38	8,278	9.55
Common shareholders' equity	5,201	5.73	4,787	5.60
Tangible common equity (b)	4,558	5.06	4,143	4.89
Risk-weighted assets (a)	80,592		78,871
(a)    June 30, 2023 capital, risk-weighted assets and ratios are estimated.
(b)    See Supplemental Financial Data section for reconciliations of non-GAAP financial measures and regulatory ratios.

The common shareholders' equity ratio increased 13 basis points to 5.73 percent at June 30, 2023, primarily due to net income. The unrealized losses in the Corporation's available-for-sale investment security portfolio, which are due to market valuations since the time of initial acquisition, are not expected to be realized. The tangible common equity ratio, which excludes goodwill and other intangible assets, increased 17 basis points to 5.06 percent for the same reasons discussed above. The impact of cumulative unrealized losses recorded within other comprehensive loss at June 30, 2023 to both ratios was approximately 415 basis points.
Average common shareholders' equity and return on average common shareholders' equity for the three months ended June 30, 2023 was $5.5 billion and 19.38%, respectively, compared to $4.9 billion and 27.92%, respectively, for the three months ended December 31, 2022.
Goodwill
During the second quarter of 2023, the Corporation performed a qualitative assessment of its goodwill in consideration of the protracted economic impact to the banking industry resulting from recent bank failures. The Corporation assessed whether it was more-likely-than-not that the fair value of its reporting units was less than their carrying value as of June 30,

2023. Impairment indicators evaluated included economic conditions, industry and market considerations, the impact of recent events to financial performance and cost factors, performance of the Corporation's stock and other relevant factors. The Corporation further considered the amount by which fair value exceeded book value for each unit in the most recent quantitative analysis.
Based upon this assessment, the Corporation concluded it was not more-likely-than-not that the fair value of its reporting units was less than their carrying amounts. While there was no indication of impairment as of June 30, 2023, the Corporation continues to monitor economic conditions that could significantly impact the impairment analysis and result in future goodwill impairment charges that, if incurred, could have a material adverse effect on the Corporation's results of operations in the period such charges are recognized. Any impairment charge would not affect the Corporation's regulatory capital ratios, tangible common equity ratio or liquidity position.
FDIC Special Assessment
In May 2023, the FDIC issued a Notice of Proposed Rulemaking which would implement a special assessment on banks with total assets greater than $5.0 billion to recover the cost associated with protecting uninsured depositors following the closures of Silicon Valley Bank and Signature Bank. The FDIC is proposing to collect the special assessment for an estimated eight consecutive quarters beginning with the first quarter 2024. A final rule is not expected until later in 2023 after a public comment period and the FDIC's final deliberations have concluded. As proposed, the estimated impact of the special assessment is approximately $100 million, which is expected to be recognized upon the rule's final issuance. The ultimate impact and timing of recognition will depend on the final outcome of the ongoing FDIC deliberations.

RISK MANAGEMENT
The following updated information should be read in conjunction with the "Risk Management" section on pages F-15 through F-30 in the Corporation's 2022 Annual Report.
Credit Risk
Allowance for Credit Losses
The allowance for credit losses includes both the allowance for loan losses and the allowance for credit losses on lending-related commitments. The allowance for credit losses increased $67 million from $661 million at December 31, 2022 to $728 million at June 30, 2023.
The following table presents metrics of the allowance for credit losses and nonperforming loans.

	June 30, 2023	December 31, 2022
Allowance for credit losses as a percentage of total loans	1.31%	1.24%
Allowance for credit losses as a multiple of total nonaccrual loans	3.9x	2.8x
Allowance for credit losses as a multiple of total nonperforming loans	3.9x	2.7x
The economic forecasts informing the current expected credit loss (CECL) model project a further slowdown in the pace of economic activity in the second half of 2023 as the cumulative effects of the Federal Reserve's tighter monetary policy since early 2022 flow through to the real economy. Consumer spending is projected to slow as the support from pandemic-era savings dissipates, high inflation curbs discretionary spending and student loan payments restart, causing employers to slow the pace of hiring. Energy prices are projected to rise as the ongoing Russia-Ukraine conflict and China's reopening tighten the global balance of petroleum supply and demand. Residential and commercial real estate property prices are projected to decline modestly as the long and variable lags of the Fed's tighter monetary policy act as headwinds to asset prices.
These factors shaped the 2-year reasonable and supportable forecasts used by the Corporation in its CECL estimate at June 30, 2023. The U.S. economy is projected to contract modestly in third and fourth quarters 2023, before returning to growth in 2024 in line with expectations for its longer-run average. Similarly, inflation is forecasted to converge toward the Federal Reserve's target over the 2-year period. Interest rates are projected to increase in third quarter 2023, followed by a gradual decline as inflation slows and the Federal Reserve gradually shifts to a less restrictive monetary stance. The following table summarizes select variables representative of the economic forecasts used to develop the CECL estimate at June 30, 2023.

Economic Variable	Base Forecast
Real Gross Domestic Product (GDP) growth	Contracts modestly in third and fourth quarters 2023 before recovering to a growth rate between 2.5 percent and 3 percent by the end of the forecast period.
Unemployment rate	Expected to increase to 4.7 percent by first quarter 2024 and maintain such levels before a slight decline in 2025.
Corporate BBB bond to 10-year Treasury bond spreads	Spreads widen to 2.5 percent by fourth quarter 2023 before normalizing to 2.0 percent by mid 2024.
Oil Prices	Prices remain between $78 and $82 per barrel throughout the forecast period.
Due to the high level of uncertainty regarding conditioning assumptions used as inputs to the forecast, the Corporation evaluated a range of economic scenarios, including more benign and more severe economic forecasts. In a more severe scenario, real GDP is projected to contract through third quarter 2024, subsequently improving to a growth rate of 1.8 percent by the end of the forecast period. Other key economic variables follow a similar pattern of short-term deterioration followed by a recovery, except for unemployment levels, which remained elevated through the forecast period. Selecting the more severe forecast would result in an increase in the quantitative calculation of allowance for credit losses of approximately $513 million as of June 30, 2023. However, factoring in model overlays and qualitative adjustments could result in a materially different estimate under a more severe scenario. The Corporation monitors evolving economic conditions for impacts to the allowance for credit losses.
Allowance for Loan Losses
The allowance for loan losses represents management’s estimates of current expected credit losses in the Corporation’s loan portfolio. Pools of loans with similar risk characteristics are collectively evaluated, while loans that no longer share risk characteristics with loan pools are evaluated individually. The allowance for loan losses increased $74 million to $684 million at June 30, 2023, compared to $610 million at December 31, 2022.
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

The following table presents a summary of nonperforming assets and past due loans.

(dollar amounts in millions)	June 30, 2023	December 31, 2022
Nonaccrual loans	$186	$240
Reduced-rate loans	n/a	4
Total nonperforming loans/Total nonperforming assets	$186	$244
Nonaccrual loans as a percentage of total loans	0.33%	0.45%
Nonperforming loans as a percentage of total loans	0.33	0.46
Nonperforming assets as a percentage of total loans and foreclosed property	0.33	0.46
Loans past due 90 days or more and still accruing	$9	$23
Nonperforming assets decreased $58 million to $186 million at June 30, 2023, from $244 million at December 31, 2022. The decrease in nonperforming assets was primarily comprised of decreases of $35 million in nonaccrual business loans and $19 million in nonaccrual retail loans. Nonperforming loans were 0.33 percent of total loans at June 30, 2023, compared to 0.46 percent at December 31, 2022. For further information regarding the composition of nonaccrual loans, refer to Note 4 to the consolidated financial statements.
The following table presents a summary of changes in nonaccrual loans.

	Three Months Ended
(in millions)	June 30, 2023	March 31, 2023	December 31, 2022
Balance at beginning of period	$221	$240	$259
Loans transferred to nonaccrual (a)	17	9	16
Nonaccrual loan gross charge-offs	(11)	(12)	(11)
Loans transferred to accrual status (a)	—	(7)	(7)
Nonaccrual loans sold	(3)	(1)	(2)
Payments/other (b)	(38)	(8)	(15)
Balance at end of period	$186	$221	$240
(a)Based on an analysis of nonaccrual loans with book balances greater than $2 million.
(b)Includes net changes related to nonaccrual loans with balances less than or equal to $2 million, payments on nonaccrual loans with book balances greater than $2 million and transfers of nonaccrual loans to foreclosed property.
There were four borrowers with a balance greater than $2 million, totaling $17 million, transferred to nonaccrual status in second quarter 2023, compared to three borrowers totaling $9 million in first quarter 2023 and five borrowers totaling $16 million in fourth quarter 2022. For further information about the composition of loans transferred to nonaccrual during the current period, refer to the nonaccrual information by industry category table below.
The following table presents the composition of nonaccrual loans by balance and the related number of borrowers at June 30, 2023 and December 31, 2022.

	June 30, 2023		December 31, 2022
(dollar amounts in millions)	Number of Borrowers	Balance	Number of Borrowers	Balance
Under $2 million	459	$53	475	$60
$2 million - $5 million	12	38	14	46
$5 million - $10 million	8	53	8	58
$10 million - $25 million	3	42	5	76
Total	482	$186	502	$240

The following table presents a summary of nonaccrual loans at June 30, 2023 as well as loans transferred to nonaccrual and net loan charge-offs (recoveries) for the three months ended June 30, 2023, based on North American Industry Classification System (NAICS) categories.

(dollar amounts in millions)	June 30, 2023		Three Months Ended June 30, 2023
	Nonaccrual Loans		Loans Transferred to Nonaccrual (a)		Net Loan Charge-Offs (Recoveries)
Industry Category
Manufacturing	$39	21%	$5	26%	$(6)
Residential Mortgage	33	17	—	—	—
Real Estate & Home Builders	21	12	8	48	—
Transportation & Warehousing	20	11	—	—	—
Services	12	6	4	26	1
Information & Communication	9	5	—	—	—
Arts, Entertainment & Recreation	7	4	—	—	—
Retail Trade	6	3	—	—	3
Mining, Quarrying and Oil & Gas Extraction	6	3	—	—	—
Management of Companies and Enterprises	6	3	—	—	—
Wholesale Trade	4	2	—	—	—
Health Care & Social Assistance	2	2	—	—	(2)
Other (b)	21	11	—	—	2
Total	$186	100%	$17	100%	$(2)
(a)Based on an analysis of nonaccrual loans with book balances greater than $2 million.
(b)Consumer, excluding residential mortgage and certain personal purpose nonaccrual loans and net charge-offs, are included in the Other category.
Loans past due 90 days or more and still accruing interest generally represent loans that are well-collateralized and in the process of collection. Loans past due 90 days or more decreased $14 million to $9 million at June 30, 2023, compared to $23 million at December 31, 2022. Loans past due 30-89 days decreased $228 million to $150 million at June 30, 2023, compared to $378 million at December 31, 2022. Loans past due 30 days or more and still accruing interest as a percentage of total loans were 0.29 percent and 0.75 percent at June 30, 2023 and December 31, 2022, respectively. An aging analysis of loans included in Note 4 to the consolidated financial statements provides further information about the balances comprising past due loans.
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

(dollar amounts in millions)	June 30, 2023	March 31, 2023	December 31, 2022
Total criticized loans	$2,048	$1,918	$1,572
As a percentage of total loans	3.7%	3.5%	2.9%
The $476 million increase in criticized loans during the six months ended June 30, 2023 was primarily driven by general Middle Market and Commercial Real Estate.
Concentrations of Credit Risk
Concentrations of credit risk may exist when a number of borrowers are engaged in similar activities, or activities in the same geographic region, and have similar economic characteristics that would cause them to be similarly impacted by changes in economic or other conditions. The Corporation has concentrations of credit risk with the commercial real estate and automotive industries. All other industry concentrations, as defined by management, individually represented less than 10 percent of total loans at June 30, 2023.

Commercial Real Estate Lending
At June 30, 2023, the Corporation's commercial real estate portfolio represented 32 percent of total loans. The following table summarizes the Corporation's commercial real estate loan portfolio by loan category.

	June 30, 2023			December 31, 2022
(in millions)	Commercial Real Estate business line (a)	Other (b)	Total	Commercial Real Estate business line (a)	Other (b)	Total
Real estate construction loans	$3,422	$561	$3,983	$2,505	$600	$3,105
Commercial mortgage loans	4,983	8,868	13,851	4,681	8,625	13,306
Total commercial real estate	$8,405	$9,429	$17,834	$7,186	$9,225	$16,411
(a)Primarily loans to real estate developers.
(b)Primarily loans secured by owner-occupied real estate.
The Corporation limits risk inherent in its commercial real estate lending activities by monitoring borrowers directly involved in the commercial real estate markets and adhering to conservative policies on loan-to-value ratios for such loans. Commercial real estate loans, consisting of real estate construction and commercial mortgage loans, totaled $17.8 billion at June 30, 2023. Commercial real estate loans made to borrowers in the Commercial Real Estate business line, which includes loans to real estate developers, totaled $8.4 billion, or 47 percent of total commercial real estate loans, an increase of $1.2 billion compared to December 31, 2022. The Commercial Real Estate business line at June 30, 2023 was predominantly secured by multi-family and industrial properties, comprising 44% and 34% of the portfolio, respectively, with only 7% secured by office properties. Commercial real estate loans in other business lines totaled $9.4 billion, or 53 percent of total commercial real estate loans, at June 30, 2023, an increase of $204 million compared to December 31, 2022. These loans consisted primarily of owner-occupied commercial mortgages, which bear credit characteristics similar to non-commercial real estate business loans. Generally, loans previously reported as real estate construction are classified as commercial mortgage loans upon receipt of a certificate of occupancy.
The real estate construction loan portfolio primarily contains loans made to long-tenured customers with satisfactory completion experience. Criticized real estate construction loans in the Commercial Real Estate business line were $29 million at June 30, 2023, compared to none at December 31, 2022. In other business lines, criticized real estate construction loans totaled $10 million at June 30, 2023, compared to $3 million at December 31, 2022.
For the three month periods ended June 30, 2023 and March 31, 2023, as well as the six months ended June 30, 2023, there were no net charge-offs of real estate construction loans, while net charge-offs totaled $1 million for the six months ended June 30, 2022.
Commercial mortgage loans are loans where the primary collateral is a lien on any real property and are primarily loans secured by owner-occupied real estate. Real property is generally considered primary collateral if the value of that collateral represents more than 50 percent of the commitment at loan approval. Loans in the commercial mortgage portfolio generally mature within three to five years. Criticized commercial mortgage loans in the Commercial Real Estate business line totaled $191 million and $16 million at June 30, 2023 and December 31, 2022, respectively, with the increase primarily in multi-family properties. In other business lines, $176 million and $151 million of commercial mortgage loans were criticized at June 30, 2023 and December 31, 2022, respectively.
Commercial mortgage net recoveries were $1 million for the three months ended June 30, 2023 compared to none for the three months ended March 31, 2023, and $1 million for the six months ended June 30, 2023, compared to none for the six months ended June 30, 2022.
Automotive Lending - Dealer
The following table presents a summary of dealer loans.

	June 30, 2023		December 31, 2022
(in millions)	Loans Outstanding	Percent of Total Loans	Loans Outstanding	Percent of Total Loans
Dealer:
Floor plan	$1,896		$1,379
Other	4,128		3,988
Total dealer	$6,024	10.8%	$5,367	10.1%
Substantially all dealer loans are in the National Dealer Services business line and primarily include floor plan financing and other loans to automotive dealerships. Floor plan loans, included in commercial loans in the Consolidated

Balance Sheets, totaled $1.9 billion at June 30, 2023, an increase of $517 million compared to $1.4 billion at December 31, 2022, as a result of new relationships. Other loans to automotive dealers in the National Dealer Services business line totaled $4.1 billion, including $2.3 billion of owner-occupied commercial real estate mortgage loans, at both June 30, 2023 and December 31, 2022.
There were no nonaccrual dealer loans at both June 30, 2023 and December 31, 2022. Additionally, there were no net charge-offs of dealer loans during the three months ended June 30, 2023 and March 31, 2023, or in the six months ended June 30, 2023 and 2022.
Automotive Lending - Production
The following table presents a summary of loans to borrowers involved with automotive production.

	June 30, 2023		December 31, 2022
(in millions)	Loans Outstanding	Percent of Total Loans	Loans Outstanding	Percent of Total Loans
Production:
Domestic	$762		$797
Foreign	288		271
Total production	$1,050	1.9%	$1,068	2.0%
Loans to borrowers involved with automotive production, primarily Tier 1 and Tier 2 suppliers, totaled $1.1 billion at both June 30, 2023 and December 31, 2022. These borrowers have faced, and could face in the future, financial difficulties due to disruptions in auto production as well as their supply chains and logistics operations. As such, management continues to monitor this portfolio.
Nonaccrual loans to borrowers involved with automotive production totaled $3 million and $5 million at June 30, 2023 and December 31, 2022, respectively. There were no automotive production loan net charge-offs during the three months ended June 30, 2023 and March 31, 2023. Additionally, there were no loan net charge-offs during the six months ended June 30, 2023 and 2022.
Residential Real Estate Lending
At June 30, 2023, residential real estate loans represented 7 percent of total loans. The following table summarizes the Corporation's residential mortgage and home equity loan portfolios by geographic market.

	June 30, 2023				December 31, 2022
(dollar amounts in millions)	Residential Mortgage Loans	% of Total	Home Equity Loans	% of Total	Residential Mortgage Loans	% of Total	Home Equity Loans	% of Total
Geographic market:
Michigan	$557	29%	$462	26%	$497	27%	$487	27%
California	878	46	878	50	866	48	852	48
Texas	278	15	343	19	258	14	354	20
Other Markets	181	10	89	5	193	11	83	5
Total	$1,894	100%	$1,772	100%	$1,814	100%	$1,776	100%
Residential real estate loans, which consist of traditional residential mortgages and home equity loans and lines of credit, totaled $3.7 billion at June 30, 2023. The residential real estate portfolio is principally located within the Corporation's primary geographic markets. Substantially all residential real estate loans past due 90 days or more are placed on nonaccrual status, and substantially all junior lien home equity loans that are current or less than 90 days past due are placed on nonaccrual status if full collection of the senior position is in doubt. At no later than 180 days past due, such loans are charged off to current appraised values less costs to sell.
Residential mortgages totaled $1.9 billion at June 30, 2023, and were primarily larger, variable-rate mortgages originated and retained for certain private banking relationship customers. Of the $1.9 billion of residential mortgage loans outstanding, $33 million were on nonaccrual status at June 30, 2023, a decrease of $20 million compared to December 31, 2022. The home equity portfolio totaled $1.8 billion at June 30, 2023, of which 96 percent was outstanding under primarily variable-rate, interest-only home equity lines of credit, 3 percent were in amortizing status and 1 percent were closed-end home equity loans. Of the $1.8 billion of home equity loans outstanding, $17 million were on nonaccrual status at June 30, 2023. A majority of the home equity portfolio was secured by junior liens at June 30, 2023.

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
The following table summarizes information about loans in the Corporation's Energy business line.

	June 30, 2023				December 31, 2022
(dollar amounts in millions)	Outstandings		Nonaccrual	Criticized (a)	Outstandings		Nonaccrual	Criticized (a)
Exploration and production (E&P)	$1,147	78%	$6	$6	$1,149	81%	$7	$7
Midstream	312	21	—	—	253	18	—	—
Services	21	1	—	5	13	1	—	5
Total Energy business line	$1,480	100%	$6	$11	$1,415	100%	$7	$12
(a)    Includes nonaccrual loans.
Loans in the Energy business line totaled $1.5 billion, or less than 3 percent of total loans, at June 30, 2023, an increase of $65 million compared to December 31, 2022. Total exposure, including unused commitments to extend credit and letters of credit, was $3.5 billion at June 30, 2023 (a utilization rate of 42 percent) and $3.4 billion at December 31, 2022 (a utilization rate of 43 percent). Nonaccrual Energy loans were $6 million and $7 million at June 30, 2023 and December 31, 2022, respectively. Criticized Energy loans at June 30, 2023 decreased $1 million from December 31, 2022 to $11 million, or 1 percent of total criticized loans.
For the three month periods ended June 30, 2023 and March 31, 2023, as well as the six months ended June 30, 2023, there were no net charge-offs of Energy loans, while net charge-offs totaled $5 million for the six months ended June 30, 2022.
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
The following tables summarize information about HR C&I loans, which represented 6 percent of total loans at both June 30, 2023 and December 31, 2022.

(in millions)	June 30, 2023	December 31, 2022
Outstandings	$3,271	$3,120
Criticized	413	393
There were no net charge-offs of leveraged loans during the three months ended June 30, 2023 compared to $1 million at March 31, 2023, and $1 million for the six months ended June 30, 2023 compared to $8 million for the six months ended June 30, 2022.
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
The Corporation performs monthly liquidity stress testing to evaluate its ability to meet funding needs in hypothetical stressed environments. Such environments cover a series of scenarios, including both idiosyncratic and market-wide in nature, which vary in terms of duration and severity. Recent events have created greater uncertainty with respect to normal deposit patterns. Following the March 2023 banking industry disruption, the Corporation activated its contingency funding plan by increasing its cash position through wholesale funding channels and brokered deposits. The Corporation's evaluation as of June 30, 2023 projected that sufficient sources of liquidity were available under each series of events.
In addition to assessing liquidity risk on a consolidated basis, Corporate Treasury also monitors the parent company's liquidity and has established liquidity coverage requirements for meeting expected obligations without the support of additional dividends from subsidiaries. ALCO's policy on liquidity risk management requires the parent company to maintain sufficient liquidity to meet expected cash obligations, such as debt service, dividend payments and normal operating expenses, over a period of no less than 12 months. The Corporation had liquid assets of $1.9 billion on an unconsolidated basis at June 30, 2023.
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
Interest Rate Risk
Net interest income is the primary source of revenue for the Corporation. Interest rate risk arises in the normal course of business due to differences in the repricing and cash flow characteristics of assets and liabilities, primarily through the Corporation's core business activities of extending loans and acquiring deposits. The Corporation's balance sheet is predominantly characterized by floating-rate loans funded by core deposits. Including the impact of interest rate swaps converting floating-rate loans to fixed, the Corporation's loan composition at June 30, 2023 was 49 percent fixed-rate, 42 percent overnight to 30-day rate (primarily BSBY and SOFR), 6 percent 90-day and greater rates and 3 percent prime. The composition of the loan portfolio creates sensitivity to interest rate movements due to the imbalance between the faster repricing of the floating-rate loan portfolio versus deposit products. In addition, the growth and/or contraction in the Corporation's loans and deposits may lead to changes in sensitivity to interest rate movements in the absence of mitigating actions. Examples of such actions are purchasing fixed-rate investment securities, which provide liquidity to the balance sheet and act to mitigate the inherent interest rate sensitivity, as well as hedging with interest rate swaps and options. Other mitigating factors include interest rate floors on a portion of the loan portfolio.
The Corporation actively manages its exposure to interest rate risk with the principal objective of optimizing net interest income and the economic value of equity while operating within acceptable limits established for interest rate risk and maintaining adequate levels of funding and liquidity. Currently, from an interest rate risk management perspective, the Corporation is approximately neutral to 100 basis point gradual interest rate changes.
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
Sensitivity of Net Interest Income to Changes in Interest Rates
The analysis of the impact of changes in interest rates on net interest income under various interest rate scenarios is management's principal risk management technique. Management models a base-case net interest income under an unchanged interest rate environment using a static balance sheet and generates sensitivity scenarios by changing certain model assumptions. Each scenario includes assumptions such as loan growth, investment security prepayment levels, depositor behavior and overall balance sheet mix and growth which are in line with historical patterns. Changes in actual economic activity may result in a materially different interest rate environment as well as a balance sheet structure that is different from the changes management included in its simulation analysis. Model assumptions in the sensitivity scenarios at June 30, 2023 included for the rising rate scenario, a modest increase in loan balances and a moderate decrease in deposit balances, and for the declining rate scenario, a modest decrease in loan balances and a moderate increase in deposit balances. In addition, both scenarios assumed loan spreads held at current levels, an incremental interest-bearing deposit beta of approximately 35%, no reinvestment of securities portfolio cash flows and no additions to interest rate swaps.
The average balance of the securities portfolio included in the analysis was $17.9 billion for the three months ended June 30, 2023 with an average yield of 2.10% and effective duration of 5.5 years.
The table below details components of the cash flow hedge portfolio at June 30, 2023.

	Cash Flow Hedges
(dollar amounts in millions)	Notional Amount	Weighted Average Yield	Years to Maturity (a)
Swaps under contract at June 30, 2023 (b)	$30,350	2.30%	3.6
Swaps under contract at June 30, 2023, excluding bridge swaps with the CME (c)	25,600	2.46	4.3
Weighted average notional active per period:
Full year 2023	22,372	2.38	4.0
Full year 2024	23,575	2.50	4.4
Full year 2025	22,973	2.57	4.6
(a)Years to maturity calculated from a starting date of June 30, 2023.
(b)Includes forward starting swaps of $6.3 billion starting in 2023 and $2.0 billion starting in 2024. Excluding forward starting swaps, the weighted average yield was 2.36%.
(c)Excludes $4.8 billion of bridge swaps used for LIBOR transition purposes by the CME. See "LIBOR Transition" section for more information.
The analysis also includes interest rate swaps that convert $8.1 billion of fixed-rate medium- and long-term debt and FHLB advances to variable rates through fair value hedges. Additionally, included in this analysis are $17.4 billion of loans that were subject to an average interest rate floor of 50 basis points at June 30, 2023. This base-case net interest income is then compared against interest rate scenarios in which short-term rates rise or decline 100 basis points (with a floor of zero percent) in a linear, parallel fashion from the base case over 12 months, resulting in an average change of 50 basis points over the period.
The table below, as of June 30, 2023 and December 31, 2022, displays the estimated impact on net interest income during the next 12 months by relating the base case scenario results to those from the rising and declining rate scenarios described above.

Estimated Annual Change
	June 30, 2023			December 31, 2022
(dollar amounts in millions)	Amount	%		Amount	%
Change in Interest Rates:			Change in Interest Rates:
Rising 100 basis points	$(46)	(2%)	Rising 100 basis points	$10	—%
(50 basis points on average)			(50 basis points on average)
Declining 100 basis points	(21)	(1)	Declining 100 basis points	(72)	(2)
(50 basis points on average)			(50 basis points on average)
Sensitivity to declining interest rates decreased from December 31, 2022 to June 30, 2023 resulting from a decline in non-maturity deposits, partially offset by an increase in brokered deposits. Sensitivity to rising interest rates at June 30, 2023 projected lower interest income than the base case scenario due to non-maturity deposit runoff, partially offset by an increase in fixed-rate certificates of deposit (primarily brokered deposits).
At June 30, 2023, additional sensitivity scenarios were added, applying the rising and declining 100 basis point scenario assumptions with a 50% incremental deposit beta relative to the base case scenario to assess the impact of the Corporation's deposit beta assumptions. In these rising and declining scenarios, net interest income decreased by $73 million and increased by $3 million, respectively, due to a more rapid repricing pace compared to the standard model assumptions. All scenarios presented for June 30, 2023 reflected a change in balance sheet composition following the March 2023 banking industry disruption, as the balance sheet maintained a higher concentration of cash as well as increased wholesale funding and brokered deposits, which contributed to the decrease in net interest income in all scenarios presented.
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
The table below, as of June 30, 2023 and December 31, 2022, displays the estimated impact on the economic value of equity from the interest rate scenario described above.

	June 30, 2023			December 31, 2022
(dollar amounts in millions)	Amount	%		Amount	%
Change in Interest Rates:			Change in Interest Rates:
Rising 100 basis points	$(527)	(4%)	Rising 100 basis points	$(417)	(3%)
Declining 100 basis points	677	5	Declining 100 basis points	627	4
The negative sensitivity of the economic value of equity to rising rates increased from December 31, 2022 to June 30, 2023 due to deposit runoff, partially offset by a declining notional amount of cash flow swaps (excluding the impact of bridge swaps used for LIBOR transition purposes) and a smaller securities portfolio. Sensitivity to declining rates increased the economic value of equity due to the same factors.
LIBOR Transition
On July 27, 2017, the United Kingdom’s Financial Conduct Authority (FCA), which regulates LIBOR, publicly announced that it intends to stop persuading or compelling banks to submit LIBOR rates after 2021. Effective March 2021, the FCA confirmed that certain LIBOR tenors would no longer be supported after December 31, 2021 and that the remaining tenors, including those most commonly used by the Corporation, would no longer be supported after June 30, 2023. The Corporation had substantial exposure to LIBOR-based products, ceased originating LIBOR-based products in the fourth quarter 2021 and has worked to remediate its outstanding LIBOR contracts.
As of June 30, 2023, substantially all of the Corporation's LIBOR exposure was remediated and remaining LIBOR-based contracts are expected to transition to other reference rates in early third quarter 2023.
In the second quarter 2023, as part of the LIBOR transition, the Chicago Mercantile Exchange (CME) converted existing LIBOR swaps into two swaps: a short-dated LIBOR swap (bridge swap) and a forward starting SOFR swap (surviving swap). The two swaps are designed to cover the same period of time as the original LIBOR swap. As a result of this approach, the conversion resulted in a temporary increase in notional balances when compared to the former LIBOR-based swaps cleared through the CME. The Corporation's swap notional increased by approximately $4.8 billion, $1.8 billion and $4.2 billion for cash flow, fair value and customer-initiated swaps, respectively. The temporary increase in notional amounts due to the bridge swaps is expected to end in third quarter 2023.
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
At June 30, 2023, the Bank had pledged real estate-related loans totaling $21.2 billion and investment securities totaling $6.4 billion to the FHLB, which provided for up to $16.8 billion of collateralized borrowing with the FHLB.
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
At June 30, 2023, the Bank had pledged loans totaling $25.0 billion and investment securities totaling $8.9 billion to the FRB, which provided for up to $20.3 billion and $10.8 billion of collateralized borrowing through the discount window and BTFP program, respectively. Total available collateralized borrowings with the FRB totaled $31.1 billion at June 30, 2023.
The table below details the Corporation's sources of available liquidity at June 30, 2023.

(dollar amounts in millions)	Total Capacity	Borrowings Outstanding	Available Liquidity
Cash on deposit with FRB (a)			$8,557
FHLB	$16,794	$13,550	3,244
FRB:
BTFP	10,755	—	10,755
Discount Window	20,340	—	20,340
Total available liquidity			$42,896
(a) Included in interest-bearing deposits with banks on the Consolidated Balance Sheet.
The Corporation may also use brokered deposits and external debt as additional sources of funding, and maintains a shelf registration statement with the Securities and Exchange Commission through which it may issue securities.
The ability of the Corporation and the Bank to raise unsecured funding at competitive rates is impacted by rating agencies' views of the credit quality, liquidity, capital, earnings and other relevant factors related to the Corporation and the Bank. As of June 30, 2023, the three major rating agencies had assigned the following ratings to long-term senior unsecured obligations of the Corporation and the Bank, as well as long-term deposits at the Bank. A security rating is not a recommendation to buy, sell, or hold securities and may be subject to revision or withdrawal at any time by the assigning rating agency. Each rating should be evaluated independently of any other rating.

	Debt Ratings			Deposit Ratings
	Comerica Incorporated	Comerica Bank		Comerica Bank
June 30, 2023	Rating	Rating	Outlook	Rating
Moody’s Investors Service	Baa1	Baa1	Negative	A1
Fitch Ratings	A-	A-	Stable	A
Standard and Poor’s	BBB+	A-	Stable	not rated
Deposit Concentrations and Uninsured Deposits
The Corporation's focus is commercial customers, and accordingly, it has a larger percentage of uninsured deposits relative to financial institutions with a higher consumer focus. These deposits are well-diversified between geographies, industries and customers. At June 30, 2023, the Retail Banking and general Middle Market segments, both highly diversified and granular, accounted for 36% and 27% of the total deposit base, respectively. Corporate Banking and Technology and Life Sciences comprised 5% each of total deposits, which were the largest deposit concentrations of the more specialized business lines.
Uninsured deposits are defined as the portion of deposit accounts in U.S. offices that exceed the FDIC insurance limit and amounts in any other uninsured investment or deposit account that are classified as deposits and are not subject to any federal or state deposit insurance regimes. Total uninsured deposits as calculated per regulatory guidance were $31.6 billion, or 48% of total deposits at June 30, 2023, compared to $45.5 billion, or 64% of total deposits, at December 31, 2022. Excluding affiliate deposits of $4.4 billion, uninsured deposits totaled $27.2 billion, or 41% of total deposits, at June 30, 2023. Time deposits otherwise uninsured, which consist of foreign office time deposits, totaled $2 million at June 30, 2023 and all mature in three months or less. Collateralized deposits, consisting of trust deposits as well as deposits of public entities and state and local government agencies, totaled $769 million at June 30, 2023, compared to $843 million at December 31, 2022.

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

(dollar amounts in millions, except per share data)	June 30, 2023	December 31, 2022
Common Equity Tier 1 Capital (a):
Tier 1 capital	$8,705	$8,278
Less:
Fixed-rate reset non-cumulative perpetual preferred stock	394	394
Common equity tier 1 capital	$8,311	$7,884
Risk-weighted assets	$80,592	$78,871
Tier 1 capital ratio	10.80%	10.50%
Common equity tier 1 capital ratio	10.31	10.00
Tangible Common Equity Ratio:
Total shareholders' equity	$5,595	$5,181
Less:
Fixed-rate reset non-cumulative perpetual preferred stock	394	394
Common shareholders' equity	$5,201	$4,787
Less:
Goodwill	635	635
Other intangible assets	8	9
Tangible common equity	$4,558	$4,143
Total assets	$90,761	$85,406
Less:
Goodwill	635	635
Other intangible assets	8	9
Tangible assets	$90,118	$84,762
Common equity ratio	5.73%	5.60%
Tangible common equity ratio	5.06	4.89
Tangible Common Equity per Share of Common Stock:
Common shareholders' equity	$5,201	$4,787
Tangible common equity	4,558	4,143
Shares of common stock outstanding (in millions)	132	131
Common shareholders' equity per share of common stock	$39.48	$36.55
Tangible common equity per share of common stock	34.59	31.62

Impact of Accumulated Other Comprehensive Loss to Tangible Common Equity:
Accumulated other comprehensive loss (AOCI)	$(3,756)	$(3,742)
Tangible common equity, excluding AOCI	8,314	7,885
Tangible common equity ratio, excluding AOCI	9.22%	9.30%
Tangible common equity per share of common stock, excluding AOCI	$63.11	$60.19
(a)June 30, 2023 ratios are estimated.
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

(dollar amounts in millions)	June 30, 2023	December 31, 2022
Uninsured Deposits:
Total uninsured deposits, as calculated per regulatory guidelines	$31,627	$45,492
Less:
Affiliate deposits	(4,412)	(4,458)
Total uninsured deposits, excluding affiliate deposits	$27,215	$41,034

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk
Quantitative and qualitative disclosures for the current period can be found in the "Market and Liquidity Risk" section of "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations."

ITEM 4. Controls and Procedures
(a)Evaluation of Disclosure Controls and Procedures. The Corporation maintains a set of disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)) that are designed to ensure that information required to be disclosed by the Corporation in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to the Corporation's management, including the Corporation's Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Management has evaluated, with the participation of the Corporation's Chief Executive Officer and Chief Financial Officer, the effectiveness of the Corporation's disclosure controls and procedures as of the end of the period covered by this quarterly report (the Evaluation Date). Based on the evaluation, the Corporation's Chief Executive Officer and Chief Financial Officer have concluded that, as of the Evaluation Date, the Corporation's disclosure controls and procedures are effective.
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

As Comerica experienced following the collapse of Silicon Valley Bank, Signature Bank and First Republic Bank, the failure of other financial institutions may cause deposit outflows as customers spread deposits among several different banks so as to maximize their amount of FDIC insurance, move deposits to banks deemed "too big to fail" or remove deposits from the U.S. financial system entirely. Comerica has a high percentage of uninsured deposits and relies on its deposit base for liquidity. If Comerica is unable to continue to fund assets through customer bank deposits or access funding sources on favorable terms, or if Comerica suffers an increase in borrowing costs or otherwise fails to manage liquidity effectively, Comerica’s liquidity, operating margins, financial condition and results of operations may be materially adversely affected.

Further, Comerica's customers may be adversely impacted by such conditions, which could have a negative impact on Comerica's business, financial condition and results of operations.
•The soundness of other financial institutions could adversely affect Comerica.
Comerica's ability to engage in routine funding transactions could be adversely affected by the actions and commercial soundness of other financial institutions. Financial services institutions are interrelated as a result of trading, clearing, counterparty or other relationships. Comerica has exposure to many different industries and counterparties, and it routinely executes transactions with counterparties in the financial industry, including brokers and dealers, commercial banks, investment banks, mutual and hedge funds, and other institutional clients. As a result, defaults by, or even rumors or questions about, one or more financial services institutions, or the financial services industry generally, have led, and may further lead, to market-wide liquidity problems and could lead to losses or defaults by us or by other institutions. Comerica may be impacted if the collateral held by it cannot be monetized or is liquidated at prices not sufficient to recover the full amount of the financial instrument exposure due to Comerica. Further, volatility in the banking industry following the collapse of Silicon Valley Bank, Signature Bank and First Republic Bank may lead to greater reliance on third parties that provide money market or deposit sweep services. In addition, many of these transactions could expose Comerica to credit risk in the event of default of its counterparty or client. There is no assurance that any such losses would not adversely affect, possibly materially, Comerica.

•Reduction in our credit ratings could adversely affect Comerica and/or the holders of its securities.
Rating agencies regularly evaluate Comerica, and their ratings are based on a number of factors, including Comerica's financial strength as well as factors not entirely within its control, such as conditions affecting the financial services industry generally. For instance, in April 2023, Moody's downgraded the Corporation and Bank's credit ratings by one notch to Baa1 from A3 and changed the Corporation and Bank's outlooks to Negative related to uncertainty in the banking industry following the collapse of Silicon Valley Bank, Signature Bank and First Republic Bank and the subsequent impacts. Since the recent banking industry disruption, Moody's has lowered the macro profile of the U.S. banking system to "Strong +" from "Very Strong -", reflecting general concern around the banking industry as a whole.
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

ITEM 6. Exhibits

Exhibit No.	Description

3.1	Restated Certificate of Incorporation of Comerica Incorporated (filed as Exhibit 3.2 to Corporation's Current Report on Form 8-K dated August 4, 2010, and incorporated herein by reference).

3.2
Certificate of Amendment to Restated Certificate of Incorporation of Comerica Incorporated (filed as Exhibit 3.2 to Corporation's Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, and incorporated herein by reference).

3.3	Amended and Restated Bylaws of Comerica Incorporated (filed as Exhibit 3.3 to Corporation's Current Report on Form 8-K dated November 3, 2020, and incorporated herein by reference).

3.4
Certificate of Designations of 5.625% Fixed-Rate Reset Non-Cumulative Perpetual Preferred Stock, Series A, dated May 26, 2020, of Comerica Incorporated (including the form of 5.625% Fixed-Rate Reset Non-Cumulative Perpetual Preferred Stock, Series A Certificate of Comerica Incorporated attached as Exhibit A thereto) (filed as Exhibit 3.1 to Corporation's Current Report on Form 8-K dated May 26, 2020, and incorporated herein by reference).

4	[In accordance with Regulation S-K Item No. 601(b)(4)(iii), the Corporation is not filing copies of instruments defining the rights of holders of long-term debt because none of those instruments authorizes debt in excess of 10% of the total assets of the registrant and its subsidiaries on a consolidated basis. The Corporation hereby agrees to furnish a copy of any such instrument to the SEC upon request.]

31.1	Chairman, President and CEO Rule 13a-14(a)/15d-14(a) Certification of Periodic Report (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002).

31.2	Senior Executive Vice President and CFO Rule 13a-14(a)/15d-14(a) Certification of Periodic Report (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002).

32*	Section 1350 Certification of Periodic Report (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002).

101
Financial statements from Quarterly Report on Form 10-Q of the Corporation for the quarter ended June 30, 2023, formatted in Inline XBRL: (i) the Consolidated Balance Sheets (unaudited), (ii) the Consolidated Statements of Comprehensive Income (unaudited), (iii) the Consolidated Statements of Changes in Shareholders' Equity (unaudited), (iv) the Consolidated Statements of Cash Flows (unaudited) and (v) the Notes to Consolidated Financial Statements (unaudited).

104	The cover page from the Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, formatted in Inline XBRL (included in Exhibit 101).

*	The certification attached as Exhibit 32 is not deemed “filed” with the SEC and is not to be incorporated by reference into any filing of the Corporation under the Securities Act of 1933, as amended, or the Exchange Act, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMERICA INCORPORATED
(Registrant)

/s/ Mauricio A. Ortiz
Mauricio A. Ortiz
Executive Vice President,
Chief Accounting Officer,
Controller and
Duly Authorized Officer
Date: July 26, 2023