Form 10-Q
period 2023-09-30
COMERICA INC /NEW/
filed 2023-10-30
CIK 28412

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________
FORM 10-Q
______________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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
$5 par value common stock:
Outstanding as of October 26, 2023: 131,872,812 shares

COMERICA INCORPORATED AND SUBSIDIARIES

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements
CONSOLIDATED BALANCE SHEETS
Comerica Incorporated and Subsidiaries

(in millions, except share data)	September 30, 2023	December 31, 2022
	(unaudited)
ASSETS
Cash and due from banks	$1,228	$1,758
Interest-bearing deposits with banks	6,884	4,524
Other short-term investments	403	157
Investment securities available-for-sale	16,323	19,012
Commercial loans	29,007	30,909
Real estate construction loans	4,545	3,105
Commercial mortgage loans	13,721	13,306
Lease financing	790	760
International loans	1,194	1,197
Residential mortgage loans	1,905	1,814
Consumer loans	2,236	2,311
Total loans	53,398	53,402
Allowance for loan losses	(694)	(610)
Net loans	52,704	52,792
Premises and equipment	410	400
Accrued income and other assets	7,754	6,763
Total assets	$85,706	$85,406
LIABILITIES AND SHAREHOLDERS’ EQUITY
Noninterest-bearing deposits	$29,922	$39,945
Money market and interest-bearing checking deposits	26,298	26,290
Savings deposits	2,521	3,225
Customer certificates of deposit	3,401	1,762
Other time deposits	5,011	124
Foreign office time deposits	5	51
Total interest-bearing deposits	37,236	31,452
Total deposits	67,158	71,397
Short-term borrowings	4,812	3,211
Accrued expenses and other liabilities	2,715	2,593
Medium- and long-term debt	6,049	3,024
Total liabilities	80,734	80,225
Fixed rate reset non-cumulative perpetual preferred stock, series A, no par value, $100,000 liquidation preference per share:
Authorized - 4,000 shares
Issued - 4,000 shares	394	394
Common stock - $5 par value:
Authorized - 325,000,000 shares
Issued - 228,164,824 shares	1,141	1,141
Capital surplus	2,220	2,220
Accumulated other comprehensive loss	(4,540)	(3,742)
Retained earnings	11,796	11,258
Less cost of common stock in treasury - 96,374,736 shares at 9/30/2023 and 97,197,962 shares at 12/31/2022	(6,039)	(6,090)
Total shareholders’ equity	4,972	5,181
Total liabilities and shareholders’ equity	$85,706	$85,406
See notes to consolidated financial statements (unaudited).

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)
Comerica Incorporated and Subsidiaries

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except per share data)	2023	2022	2023	2022

INTEREST INCOME
Interest and fees on loans	$862	$597	$2,491	$1,434
Interest on investment securities	105	119	326	296
Interest on short-term investments	136	34	309	66
Total interest income	1,103	750	3,126	1,796
INTEREST EXPENSE
Interest on deposits	271	16	590	24
Interest on short-term borrowings	125	1	333	1
Interest on medium- and long-term debt	106	26	273	47
Total interest expense	502	43	1,196	72
Net interest income	601	707	1,930	1,724
Provision for credit losses	14	28	77	27
Net interest income after provision for credit losses	587	679	1,853	1,697
NONINTEREST INCOME
Card fees	71	67	212	205
Fiduciary income	59	58	179	178
Service charges on deposit accounts	47	50	140	148
Capital markets income	35	48	113	120
Commercial lending fees	19	17	55	50
Bank-owned life insurance	12	12	36	37
Letter of credit fees	10	10	31	28
Brokerage fees	6	6	22	14
Other noninterest income	36	10	92	10
Total noninterest income	295	278	880	790
NONINTEREST EXPENSES
Salaries and benefits expense	315	307	947	890
Outside processing fee expense	75	64	207	188
Software expense	44	40	127	120
Occupancy expense	44	44	126	122
FDIC Insurance expense	19	8	48	24
Equipment expense	12	12	36	36
Advertising expense	12	9	30	24
Other noninterest expenses	34	18	120	53
Total noninterest expenses	555	502	1,641	1,457
Income before income taxes	327	455	1,092	1,030
Provision for income taxes	76	104	244	229
NET INCOME	251	351	848	801
Less:
Income allocated to participating securities	1	2	4	4
Preferred stock dividends	6	6	17	17
Net income attributable to common shares	$244	$343	$827	$780
Earnings per common share:
Basic	$1.85	$2.63	$6.27	$5.96
Diluted	1.84	2.60	6.24	5.88
Comprehensive (loss) income	(533)	(1,282)	50	(2,574)
Cash dividends declared on common stock	94	89	282	267
Cash dividends declared per common share	0.71	0.68	2.13	2.04
See notes to consolidated financial statements (unaudited).

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (unaudited)
Comerica Incorporated and Subsidiaries

					Accumulated Other Comprehensive Loss
	Nonredeemable Preferred Stock	Common Stock						Total Shareholders' Equity
		Shares Outstanding		Capital Surplus		Retained Earnings	Treasury Stock
(in millions, except per share data)			Amount
BALANCE AT JUNE 30, 2022	$394	130.8	$1,141	$2,204	$(1,954)	$10,752	$(6,102)	$6,435
Net income	—	—	—	—	—	351	—	351
Other comprehensive loss, net of tax	—	—	—	—	(1,633)	—	—	(1,633)
Cash dividends declared on common stock ($0.68 per share)	—	—	—	—	—	(89)	—	(89)
Cash dividends declared on preferred stock	—	—	—	—	—	(6)	—	(6)
Net issuance of common stock under employee stock plans	—	0.1	—	(4)	—	(3)	9	2
Share-based compensation	—	—	—	9	—	—	—	9
BALANCE AT SEPTEMBER 30, 2022	$394	130.9	$1,141	$2,209	$(3,587)	$11,005	$(6,093)	$5,069
BALANCE AT JUNE 30, 2023	$394	131.7	$1,141	$2,212	$(3,756)	$11,648	$(6,044)	$5,595
Net income	—	—	—	—	—	251	—	251
Other comprehensive loss, net of tax	—	—	—	—	(784)	—	—	(784)
Cash dividends declared on common stock ($0.71 per share)	—	—	—	—	—	(94)	—	(94)
Cash dividends declared on preferred stock	—	—	—	—	—	(6)	—	(6)
Net issuance of common stock under employee stock plans	—	0.1	—	(1)	—	(3)	5	1
Share-based compensation	—	—	—	9	—	—	—	9
BALANCE AT SEPTEMBER 30, 2023	$394	131.8	$1,141	$2,220	$(4,540)	$11,796	$(6,039)	$4,972
BALANCE AT DECEMBER 31, 2021	$394	130.7	$1,141	$2,175	$(212)	$10,494	$(6,095)	$7,897
Net income	—	—	—	—	—	801	—	801
Other comprehensive loss, net of tax	—	—	—	—	(3,375)	—	—	(3,375)
Cash dividends declared on common stock ($2.04 per share)	—	—	—	—	—	(267)	—	(267)
Cash dividends declared on preferred stock	—	—	—	—	—	(17)	—	(17)
Purchase of common stock	—	(0.4)	—	—	—	—	(36)	(36)
Net issuance of common stock under employee stock plans	—	0.6	—	(14)	—	(6)	38	18
Share-based compensation	—	—	—	48	—	—	—	48
BALANCE AT SEPTEMBER 30, 2022	$394	130.9	$1,141	$2,209	$(3,587)	$11,005	$(6,093)	$5,069
BALANCE AT DECEMBER 31, 2022	$394	131.0	$1,141	$2,220	$(3,742)	$11,258	$(6,090)	$5,181
Net income	—	—	—	—	—	848	—	848
Other comprehensive loss, net of tax	—	—	—	—	(798)	—	—	(798)
Cash dividends declared on common stock ($2.13 per share)	—	—	—	—	—	(282)	—	(282)
Cash dividends declared on preferred stock	—	—	—	—	—	(17)	—	(17)
Net issuance of common stock under employee stock plans	—	0.8	—	(44)	—	(11)	51	(4)
Share-based compensation	—	—	—	44	—	—	—	44
BALANCE AT SEPTEMBER 30, 2023	$394	131.8	$1,141	$2,220	$(4,540)	$11,796	$(6,039)	$4,972
See notes to consolidated financial statements (unaudited).

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
Comerica Incorporated and Subsidiaries

	Nine Months Ended September 30,
(in millions)	2023	2022

OPERATING ACTIVITIES
Net income	$848	$801
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	77	27
Benefit for deferred income taxes	(25)	(31)
Depreciation and amortization	64	71
Net periodic defined benefit credit	(20)	(68)
Share-based compensation expense	44	48
Net amortization of securities	15	24
Net gains on sales of foreclosed property and other bank property	(22)	(2)
Net change in:
Accrued income receivable	(70)	(95)
Accrued expenses payable	134	18
Other, net	(916)	(752)
Net cash provided by operating activities	129	41
INVESTING ACTIVITIES
Investment securities available-for-sale:
Maturities and redemptions	2,061	2,003
Purchases	—	(7,470)
Net change in loans	(15)	(3,013)
Proceeds from sales of foreclosed property and other bank property	27	3
Net increase in premises and equipment	(93)	(58)
Federal Home Loan Bank stock:
Purchases	(504)	(21)
Redemptions	274	—
Proceeds from bank-owned life insurance settlements	27	28
Other, net	2	—
Net cash provided by (used in) investing activities	1,779	(8,528)
FINANCING ACTIVITIES
Net change in:
Deposits	(4,529)	(8,931)
Short-term borrowings	1,601	508
Medium- and long-term debt:
Maturities and redemptions	(850)	—
Issuances and advances	4,000	500
Cash dividends paid on preferred stock	(17)	(17)
Common stock:
Repurchases	(16)	(43)
Cash dividends paid	(274)	(266)
Issuances under employee stock plans	9	27
Other, net	(2)	—
Net cash used in financing activities	(78)	(8,222)
Net increase (decrease) in cash and cash equivalents	1,830	(16,709)
Cash and cash equivalents at beginning of period	6,282	22,679
Cash and cash equivalents at end of period	$8,112	$5,970
Interest paid	$1,005	$55
Income taxes paid	255	182
See notes to consolidated financial statements (unaudited).

NOTE 1 - BASIS OF PRESENTATION AND ACCOUNTING POLICIES
Organization
The accompanying unaudited consolidated financial statements were prepared in accordance with United States (U.S.) generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation were included. The results of operations for the nine months ended September 30, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023. Certain items in prior periods were reclassified to conform to the current presentation. For further information, refer to the consolidated financial statements and footnotes thereto included in the Annual Report on Form 10-K of Comerica Incorporated and Subsidiaries (the Corporation) for the year ended December 31, 2022 (2022 Annual Report).
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
Assets and Liabilities Recorded at Fair Value on a Recurring Basis
The following tables present the recorded amount of assets and liabilities measured at fair value on a recurring basis as of September 30, 2023 and December 31, 2022.

(in millions)	Total	Level 1	Level 2	Level 3
September 30, 2023
Deferred compensation plan assets	$97	$97	$—	$—
Equity securities	45	45	—	—
Investment securities available-for-sale:
U.S. Treasury securities	1,681	1,681	—	—
Residential mortgage-backed securities (a)	10,174	—	10,174	—
Commercial mortgage-backed securities (a)	4,468	—	4,468	—
Total investment securities available-for-sale	16,323	1,681	14,642	—
Derivative assets:
Interest rate contracts	303	—	303	—
Energy contracts	825	—	825	—
Foreign exchange contracts	50	—	50	—
Total derivative assets	1,178	—	1,178	—
Total assets at fair value	$17,643	$1,823	$15,820	$—
Derivative liabilities:
Interest rate contracts	$660	$—	$660	$—
Energy contracts	805	—	805	—
Foreign exchange contracts	43	—	43	—
Other financial derivative liabilities	13	—	—	13
Total derivative liabilities	1,521	—	1,508	13
Deferred compensation plan liabilities	97	97	—	—
Total liabilities at fair value	$1,618	$97	$1,508	$13
December 31, 2022
Deferred compensation plan assets	$92	$92	$—	$—
Equity securities	44	44	—	—
Investment securities available-for-sale:
U.S. Treasury securities	2,664	2,664	—	—
Residential mortgage-backed securities (a)	11,655	—	11,655	—
Commercial mortgage-backed securities (a)	4,693	—	4,693	—
Total investment securities available-for-sale	19,012	2,664	16,348	—
Derivative assets:
Interest rate contracts	206	—	206	—
Energy contracts	1,020	—	1,020	—
Foreign exchange contracts	53	—	53	—
Total derivative assets	1,279	—	1,279	—
Total assets at fair value	$20,427	$2,800	$17,627	$—
Derivative liabilities:
Interest rate contracts	$644	$—	$644	$—
Energy contracts	1,006	—	1,006	—
Foreign exchange contracts	45	—	45	—
Other financial derivative liabilities	12	—	—	12
Total derivative liabilities	1,707	—	1,695	12
Deferred compensation plan liabilities	92	92	—	—
Total liabilities at fair value	$1,799	$92	$1,695	$12
(a)Issued and/or guaranteed by U.S. government agencies or U.S. government-sponsored enterprises.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries
    There were no transfers of assets or liabilities recorded at fair value on a recurring basis into or out of Level 3 fair value measurements during each of the three- and nine-month periods ended September 30, 2023 and 2022.
The following table summarizes the changes in Level 3 assets and liabilities measured at fair value on a recurring basis for the three- and nine-month periods ended September 30, 2023 and 2022.

		Net Realized/Unrealized Gains (Losses) (Pretax) Recorded in Earnings (a)
(in millions)	Balance at Beginning of Period	Realized	Unrealized	Settlements	Balance at End of Period
Three Months Ended September 30, 2023
Derivative liabilities:
Other financial derivative liabilities	$(14)	$—	$1	$—	$(13)
Three Months Ended September 30, 2022
Derivative liabilities:
Other financial derivative liabilities	(12)	—	—	—	(12)
Nine Months Ended September 30, 2023
Derivative liabilities:
Other financial derivative liabilities	(12)	—	(1)	—	(13)
Nine Months Ended September 30, 2022
Derivative assets:
Interest rate contracts	$26	$—	$—	$(26)	$—
Derivative liabilities:
Other financial derivative liabilities	(13)	—	1	—	(12)
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

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries
The following table presents assets recorded at fair value on a nonrecurring basis at September 30, 2023 and December 31, 2022. No liabilities were recorded at fair value on a nonrecurring basis at September 30, 2023 and December 31, 2022.

(in millions)	Level 3
September 30, 2023
Loans:
Commercial	$27
Real estate construction	2
Commercial mortgage	3
International	2
Total loans	34
Loans held-for-sale	236
Other real estate	5
Total assets at fair value	$275
December 31, 2022
Loans:
Commercial	$53
Real estate construction	2
Commercial mortgage	11
Total loans	66
Other real estate	9
Total assets at fair value	$75
Level 3 assets recorded at fair value on a nonrecurring basis at September 30, 2023 and December 31, 2022 included loans with a specific allowance and certain bank property held for sale, both measured based on the fair value of collateral. The unobservable inputs were the additional adjustments applied by management to the appraised values to reflect such factors as non-current appraisals and revisions to estimated time to sell. These adjustments are determined based on qualitative judgments made by management on a case-by-case basis and are not observable inputs, although they are used in the determination of fair value. At September 30, 2023, loans held-for-sale classified as Level 3 represented loans held-for-sale in less liquid markets requiring significant management assumptions when determining fair value.
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

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries
The carrying amount and estimated fair value of financial instruments not recorded at fair value in their entirety on a recurring basis on the Corporation’s Consolidated Balance Sheets are as follows:

	Carrying Amount	Estimated Fair Value
(in millions)		Total	Level 1	Level 2	Level 3
September 30, 2023
Assets
Cash and due from banks	$1,228	$1,228	$1,228	$—	$—
Interest-bearing deposits with banks	6,884	6,884	6,884	—	—
Other short-term investments	24	24	24	—	—
Loans held-for-sale	2	2	—	2	—
Total loans, net of allowance for loan losses (a)	52,704	50,810	—	—	50,810
Customers’ liability on acceptances outstanding	1	1	1	—	—
Restricted equity investments	453	453	453	—	—
Nonmarketable equity securities (b)	6	12
Liabilities
Demand deposits (noninterest-bearing)	29,922	29,922	—	29,922	—
Interest-bearing deposits	28,824	28,824	—	28,824	—
Customer certificates of deposit	3,401	3,372	—	3,372	—
Other time deposits	5,011	5,106	—	5,106	—
Total deposits	67,158	67,224	—	67,224	—
Short-term borrowings	4,812	4,812	4,812	—	—
Acceptances outstanding	1	1	1	—	—
Medium- and long-term debt	6,049	5,781	—	5,781	—
Credit-related financial instruments	(73)	(73)	—	—	(73)
December 31, 2022
Assets
Cash and due from banks	$1,758	$1,758	$1,758	$—	$—
Interest-bearing deposits with banks	4,524	4,524	4,524	—	—
Other short-term investments	19	19	19	—	—
Loans held-for-sale	2	2	—	2	—
Total loans, net of allowance for loan losses (a)	52,792	50,964	—	—	50,964
Customers’ liability on acceptances outstanding	3	3	3	—	—
Restricted equity investments	223	223	223	—	—
Nonmarketable equity securities (b)	5	12
Liabilities
Demand deposits (noninterest-bearing)	39,945	39,945	—	39,945	—
Interest-bearing deposits	29,566	29,566	—	29,566	—
Customer certificates of deposit	1,762	1,719	—	1,719	—
Other time deposits	124	124	—	124	—
Total deposits	71,397	71,354	—	71,354	—
Short-term borrowings	3,211	3,211	3,211	—	—
Acceptances outstanding	3	3	3	—	—
Medium- and long-term debt	3,024	3,071	—	3,071	—
Credit-related financial instruments	(79)	(79)	—	—	(79)
(a)Included $34 million and $66 million of loans recorded at fair value on a nonrecurring basis at September 30, 2023 and December 31, 2022, respectively.
(b)Certain investments that are measured at fair value using the net asset value have not been classified in the fair value hierarchy. The fair value amounts presented in the table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the Consolidated Balance Sheets.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries
NOTE 3 - INVESTMENT SECURITIES
A summary of the Corporation’s investment securities follows:

(in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
September 30, 2023
Investment securities available-for-sale:
U.S. Treasury securities	$1,788	$—	$107	$1,681
Residential mortgage-backed securities (a)	12,928	—	2,754	10,174
Commercial mortgage-backed securities (a)	5,253	—	785	4,468
Total investment securities available-for-sale	$19,969	$—	$3,646	$16,323
December 31, 2022
Investment securities available-for-sale:
U.S. Treasury securities	$2,810	$—	$146	$2,664
Residential mortgage-backed securities (a)	13,983	—	2,328	11,655
Commercial mortgage-backed securities (a)	5,252	—	559	4,693
Total investment securities available-for-sale	$22,045	$—	$3,033	$19,012
(a)Issued and/or guaranteed by U.S. government agencies or U.S. government-sponsored enterprises.
A summary of the Corporation’s investment securities in an unrealized loss position as of September 30, 2023 and December 31, 2022 follows:

	Less than 12 Months		12 Months or more		Total
(in millions, except securities count)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Count
September 30, 2023
U.S. Treasury securities	$—	$—	$1,681	$107	$1,681	$107	20
Residential mortgage-backed securities (a)	15	—	10,159	2,754	10,174	2,754	994
Commercial mortgage-backed securities (a)	—	—	4,468	785	4,468	785	253
Total temporarily impaired securities	$15	$—	$16,308	$3,646	$16,323	$3,646	1,267
December 31, 2022
U.S. Treasury securities	$996	$5	$1,668	$141	$2,664	$146	27
Residential mortgage-backed securities (a)	3,500	361	8,153	1,967	11,653	2,328	1,008
Commercial mortgage-backed securities (a)	4,008	405	685	154	4,693	559	254
Total temporarily impaired securities	$8,504	$771	$10,506	$2,262	$19,010	$3,033	1,289
(a)Issued and/or guaranteed by U.S. government agencies or U.S. government-sponsored enterprises.
Unrealized losses on investment securities resulted from changes in market interest rates. The Corporation’s portfolio is comprised of securities issued or guaranteed by the U.S. government agencies or government-sponsored enterprises. As such, it is expected that the securities would not be settled at a price less than the amortized cost of the investments. Further, the Corporation does not intend to sell the investments, and it is not more-likely-than-not that it will be required to sell the investments before recovery of amortized costs. No allowance for credit losses was recorded on securities in an unrealized loss position at September 30, 2023 or December 31, 2022.
Interest receivable on investment securities totaled $41 million at September 30, 2023 and $49 million at December 31, 2022 and was included in accrued income and other assets on the Consolidated Balance Sheets.
Sales, calls and write-downs of investment securities available-for-sale, computed based on the adjusted cost of the specific security, resulted in no gains or losses during the three- and nine-month periods ended September 30, 2023 or September 30, 2022.

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

(in millions)
September 30, 2023	Amortized Cost	Fair Value
Contractual maturity
One year or less	$662	$641
After one year through five years	1,380	1,278
After five years through ten years	5,366	4,580
After ten years	12,561	9,824
Total investment securities	$19,969	$16,323
At September 30, 2023, investment securities with a carrying value of $15.8 billion were pledged where permitted or required by law. Pledges included $7.5 billion to the Federal Reserve Bank (FRB) for potential future borrowings, $6.4 billion to the Federal Home Loan Bank (FHLB) as collateral for current advances and potential future borrowings as well as $1.9 billion to secure $536 million of liabilities, consisting of trust deposits, deposits of public entities and state and local government agencies as well as derivative instruments. For information on FHLB borrowings, refer to Note 7.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries
NOTE 4 – CREDIT QUALITY AND ALLOWANCE FOR CREDIT LOSSES
The following table presents an aging analysis of the amortized cost basis of loans.

	Loans Past Due and Still Accruing
(in millions)	30-59 Days	60-89 Days	90 Days or More	Total	Nonaccrual Loans	Current Loans	Total Loans
September 30, 2023
Business loans:
Commercial	$51	$18	$26	$95	$83	$28,829	$29,007
Real estate construction:
Commercial Real Estate business line (a)	32	—	—	32	—	3,983	4,015
Other business lines (b)	26	—	—	26	2	502	530
Total real estate construction	58	—	—	58	2	4,485	4,545
Commercial mortgage:
Commercial Real Estate business line (a)	—	—	—	—	—	4,832	4,832
Other business lines (b)	43	20	18	81	30	8,778	8,889
Total commercial mortgage	43	20	18	81	30	13,610	13,721
Lease financing	7	—	1	8	—	782	790
International	3	—	—	3	3	1,188	1,194
Total business loans	162	38	45	245	118	48,894	49,257

Retail loans:
Residential mortgage	7	2	—	9	19	1,877	1,905
Consumer:
Home equity	13	2	—	15	17	1,732	1,764
Other consumer	2	—	—	2	—	470	472
Total consumer	15	2	—	17	17	2,202	2,236
Total retail loans	22	4	—	26	36	4,079	4,141
Total loans	$184	$42	$45	$271	$154	$52,973	$53,398
December 31, 2022
Business loans:
Commercial	$238	$13	$20	$271	$142	$30,496	$30,909
Real estate construction:
Commercial Real Estate business line (a)	—	—	—	—	—	2,505	2,505
Other business lines (b)	2	—	—	2	3	595	600
Total real estate construction	2	—	—	2	3	3,100	3,105
Commercial mortgage:
Commercial Real Estate business line (a)	—	6	—	6	1	4,674	4,681
Other business lines (b)	64	5	3	72	22	8,531	8,625
Total commercial mortgage	64	11	3	78	23	13,205	13,306
Lease financing	6	—	—	6	—	754	760
International	—	9	—	9	3	1,185	1,197
Total business loans	310	33	23	366	171	48,740	49,277

Retail loans:
Residential mortgage	22	—	—	22	53	1,739	1,814
Consumer:
Home equity	4	3	—	7	15	1,754	1,776
Other consumer	5	1	—	6	1	528	535
Total consumer	9	4	—	13	16	2,282	2,311
Total retail loans	31	4	—	35	69	4,021	4,125
Total loans	$341	$37	$23	$401	$240	$52,761	$53,402
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

	September 30, 2023
	Vintage Year
(in millions)	2023	2022	2021	2020	2019	Prior	Revolvers	Revolvers Converted to Term	Total
Business loans:
Commercial:
Pass (a)	$2,538	$3,241	$2,584	$630	$715	$1,130	$16,668	$12	$27,518
Criticized (b)	21	142	291	53	93	77	811	1	1,489
Total commercial	2,559	3,383	2,875	683	808	1,207	17,479	13	29,007
Commercial gross charge-offs	1	3	2	1	8	11	3	—	29
Real estate construction
Pass (a)	360	1,859	1,513	373	65	49	254	—	4,473
Criticized (b)	—	29	34	2	6	—	1	—	72
Total real estate construction	360	1,888	1,547	375	71	49	255	—	4,545
Real estate construction gross charge-offs	—	—	—	—	—	—	—	—	—
Commercial mortgage
Pass (a)	1,403	3,251	2,287	1,810	1,014	2,518	819	—	13,102
Criticized (b)	1	92	68	11	265	182	—	—	619
Total commercial mortgage	1,404	3,343	2,355	1,821	1,279	2,700	819	—	13,721
Commercial mortgage gross charge-offs	—	—	—	—	3	—	—	—	3
Lease financing
Pass (a)	142	301	116	52	38	111	—	—	760
Criticized (b)	5	8	3	2	7	5	—	—	30
Total lease financing	147	309	119	54	45	116	—	—	790
Lease financing gross charge-offs	—	—	—	—	—	—	—	—	—
International
Pass (a)	280	168	101	39	80	5	491	—	1,164
Criticized (b)	7	2	—	1	—	11	9	—	30
Total international	287	170	101	40	80	16	500	—	1,194
International gross charge-offs	2	—	—	—	—	—	—	—	2
Total business loans	4,757	9,093	6,997	2,973	2,283	4,088	19,053	13	49,257
Retail loans:
Residential mortgage
Pass (a)	245	299	375	455	134	376	—	—	1,884
Criticized (b)	2	—	1	—	—	18	—	—	21
Total residential mortgage	247	299	376	455	134	394	—	—	1,905
Residential mortgage gross charge-offs	—	—	—	—	—	—	—	—	—
Consumer:
Home equity
Pass (a)	—	—	—	—	—	8	1,677	53	1,738
Criticized (b)	—	—	—	—	—	—	24	2	26
Total home equity	—	—	—	—	—	8	1,701	55	1,764
Home equity gross charge-offs	—	—	—	—	—	—	2	—	2
Other consumer
Pass (a)	22	42	26	9	6	7	357	—	469
Criticized (b)	—	—	—	—	—	3	—	—	3
Total other consumer	22	42	26	9	6	10	357	—	472
Other consumer gross charge-offs	—	—	—	—	1	—	—	—	1
Total consumer	22	42	26	9	6	18	2,058	55	2,236
Total retail loans	269	341	402	464	140	412	2,058	55	4,141
Total loans	$5,026	$9,434	$7,399	$3,437	$2,423	$4,500	$21,111	$68	$53,398

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
Loan interest receivable totaled $317 million and $261 million at September 30, 2023 and December 31, 2022, respectively, and was included in accrued income and other assets on the Consolidated Balance Sheets.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries
Allowance for Credit Losses
The following table details the changes in the allowance for credit losses.

	2023			2022
(in millions)	Business Loans	Retail Loans	Total	Business Loans	Retail Loans	Total
Three Months Ended September 30
Balance at beginning of period:
Allowance for loan losses	$614	$70	$684	$502	$61	$563
Allowance for credit losses on lending-related commitments	34	10	44	34	12	46
Allowance for credit losses	648	80	728	536	73	609
Loan charge-offs	(13)	(1)	(14)	(25)	(1)	(26)
Recoveries on loans previously charged-off	7	1	8	12	1	13
Net loan (charge-offs) recoveries	(6)	—	(6)	(13)	—	(13)
Provision for credit losses:
Provision for loan losses	18	(2)	16	24	2	26
Provision for credit losses on lending-related commitments	(1)	(1)	(2)	2	—	2
Provision for credit losses	17	(3)	14	26	2	28
Balance at end of period:
Allowance for loan losses	626	68	694	513	63	576
Allowance for credit losses on lending-related commitments	33	9	42	36	12	48
Allowance for credit losses	$659	$77	$736	$549	$75	$624
Nine Months Ended September 30
Balance at beginning of period
Allowance for loan losses	$541	$69	$610	$531	$57	$588
Allowance for credit losses on lending-related commitments	40	11	51	24	6	30
Allowance for credit losses	581	80	661	555	63	618
Loan charge-offs	(34)	(3)	(37)	(55)	(2)	(57)
Recoveries on loans previously charged-off	33	2	35	33	3	36
Net loan (charge-offs) recoveries	(1)	(1)	(2)	(22)	1	(21)
Provision for credit losses:
Provision for loan losses	86	—	86	4	5	9
Provision for credit losses on lending-related commitments	(7)	(2)	(9)	12	6	18
Provision for credit losses	79	(2)	77	16	11	27
Balance at end of period:
Allowance for loan losses	626	68	694	513	63	576
Allowance for credit losses on lending-related commitments	33	9	42	36	12	48
Allowance for credit losses	$659	$77	$736	$549	$75	$624
Allowance for loan losses as a percentage of total loans	1.27%	1.62%	1.30%	1.07%	1.58%	1.11%
Allowance for credit losses as a percentage of total loans	1.34	1.84	1.38	1.15	1.88	1.21

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries
Nonaccrual Loans
The following table presents additional information regarding nonaccrual loans. Interest income of $2 million and $3 million was recognized on nonaccrual loans for the three-month periods ended September 30, 2023 and 2022, respectively. For the nine months ended September 30, 2023 and 2022, the Corporation recognized interest income of $8 million and $7 million, respectively, on nonaccrual loans.

(in millions)	Nonaccrual Loans with No Related Allowance	Nonaccrual Loans with Related Allowance	Total Nonaccrual Loans
September 30, 2023
Business loans:
Commercial	$38	$45	$83
Real estate construction:
Other business lines (a)	—	2	2
Commercial mortgage:
Other business lines (a)	18	12	30
Total commercial mortgage	18	12	30
International	—	3	3
Total business loans	56	62	118
Retail loans:
Residential mortgage	19	—	19
Consumer:
Home equity	17	—	17
Total retail loans	36	—	36
Total nonaccrual loans	$92	$62	$154
December 31, 2022
Business loans:
Commercial	$64	$78	$142
Real estate construction:
Other business lines (a)	—	3	3
Commercial mortgage:
Commercial Real Estate business line (b)	—	1	1
Other business lines (a)	4	18	22
Total commercial mortgage	4	19	23
International	3	—	3
Total business loans	71	100	171
Retail loans:
Residential mortgage	53	—	53
Consumer:
Home equity	15	—	15
Other consumer	1	—	1
Total consumer	16	—	16
Total retail loans	69	—	69
Total nonaccrual loans	$140	$100	$240
(a)Primarily loans secured by owner-occupied real estate.
(b)Primarily loans to real estate developers.
Foreclosed Properties
Foreclosed properties were insignificant at both September 30, 2023 and December 31, 2022. Retail loans secured by residential real estate properties in process of foreclosure included in nonaccrual loans were insignificant at both September 30, 2023 and December 31, 2022.
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

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries
The following table displays the amortized cost basis at September 30, 2023 of loan modifications made to borrowers experiencing financial difficulty that were restructured during the three- and nine-month periods ended September 30, 2023 by type of modification.

(in millions)	Term Extension (a)	Payment Delay (a)	Interest Rate Reduction	Combinations (b)	Total	Percent of Total Class
Three Months Ended September 30, 2023
Business loans:
Commercial	$54	$—	$4	$—	$58	0.20%
Real estate construction:
Other business lines (c)	8	—	—	—	8	1.44
Total real estate construction	8	—	—	—	8	0.17
Commercial mortgage:
Other business lines (d)	1	—	—	6	7	0.08
Total commercial mortgage	1	—	—	6	7	0.05
Total business loans	63	—	4	6	73	0.15
Retail loans:
Consumer:
Home equity	—	—	1	1	2	0.11
Total consumer	—	—	1	1	2	0.09
Total retail loans	—	—	1	1	2	0.05
Total loans	$63	$—	$5	$7	$75	0.14%
Nine Months Ended September 30, 2023
Business loans:
Commercial	$87	$21	$4	$1	$113	0.39%
Real estate construction:
Other business lines (c)	8	—	—	—	8	1.44
Total real estate construction	8	—	—	—	8	0.17
Commercial mortgage:
Other business lines (d)	4	—	1	11	16	0.18
Total commercial mortgage	4	—	1	11	16	0.12
Total business loans	99	21	5	12	137	0.28
Retail loans:
Consumer:
Home equity	1	—	1	1	3	0.15
Total consumer	1	—	1	1	3	0.13
Total retail loans	1	—	1	1	3	0.07
Total loans	$100	$21	$6	$13	$140	0.26%
(a)Represents loan balances where terms were extended or payments were delayed by a more than an insignificant time period, typically more than 180 days, at or above contractual interest rates. See Note 1 to the consolidated financial statements for further information.
(b)Relates to FDMs where more than one type of modification was made. For the three- and nine-month periods ended September 30, 2023, this primarily related to a modification where the interest rate was reduced and the term was extended.
(c)Primarily loans to real estate developers.
(d)Primarily loans secured by owner-occupied real estate.
There were no commitments to lend additional funds to borrowers experiencing financial difficulty whose terms had been restructured at September 30, 2023.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries
The following table summarizes the financial impacts of loan modifications made to specific loans during the three- and nine-month periods ended September 30, 2023.

	Weighted-Average Term Extension (in months)	Weighted-Average Interest Rate Reduction
Three Months Ended September 30, 2023
Business loans:
Commercial	7.4	(0.50)%
Real estate construction:
Other business lines (a)	6.0	—
Total real estate construction	6.0	—
Commercial mortgage:
Other business lines (b)	8.7	(1.00)
Total commercial mortgage	8.7	(1.00)
Total business loans	7.4	(0.81)
Retail loans:
Consumer:
Home equity	131.1	(2.85)
Total consumer	131.1	(2.85)
Total retail loans	131.1	(2.85)
Total loans	9.2	(1.09)%
Nine Months Ended September 30, 2023
Business loans:
Commercial	8.0	(0.49)%
Real estate construction:
Other business lines (a)	6.0	—
Total real estate construction	6.0	—
Commercial mortgage:
Other business lines (b)	22.0	(0.79)
Total commercial mortgage	22.0	(0.79)
Total business loans	9.7	(0.70)
Retail loans:
Consumer:
Home equity	129.0	(2.64)
Total consumer	129.0	(2.64)
Total retail loans	129.0	(2.64)
Total loans	11.0	(0.89)%
(a)Primarily loans to real estate developers.
(b)Primarily loans secured by owner-occupied real estate.
During the three months ended September 30, 2023, there were no significant modifications to borrowers experiencing financial difficulty involving an other-than-insignificant payment delay. During the nine months ended September 30, 2023, modifications to borrowers experiencing financial difficulty included restructurings with other-than-insignificant payment delays of $5 million in the Commercial loan category.
On an ongoing basis, the Corporation monitors the performance of modified loans related to their restructured terms. Loans restructured during the nine months ended September 30, 2023 were current under modified terms at September 30, 2023. Nonperforming restructured loans are classified as nonaccrual loans and are individually evaluated in the allowance for loan losses.
For restructured loans, a subsequent payment default is defined in terms of delinquency, when a principal or interest payment is 90 days past due or classified into nonaccrual status during the reporting period. Of the loans restructured during the three- and nine-month periods ended September 30, 2023 (since adoption of ASU 2022-02), there were no subsequent defaults as of September 30, 2023.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries
Troubled Debt Restructurings Prior to the Adoption of ASU 2022-02
    The following table details the amortized cost basis at September 30, 2022 of loans considered to be TDRs that were restructured during the three- and nine-month periods ended September 30, 2022 by type of modification. In cases of loans with more than one type of modification, the loans were categorized based on the most significant modification.

	Type of Modification
(in millions)	Principal Deferrals (a)	Interest Rate Reductions	Total Modifications
Three Months Ended September 30, 2022
Business loans:
Commercial	$27	$—	$27
Commercial mortgage:
Other business lines (b)	7	—	7
Total business loans	34	—	34
Retail loans:
Residential mortgage	—	5	5
Total loans	$34	$5	$39
Nine Months Ended September 30, 2022
Business loans:
Commercial	$34	$—	$34
Real estate construction:
Other business lines (b)	3	—	3
Commercial mortgage:
Other business lines (b)	15	—	15
Total business loans	52	—	52
Retail loans:
Residential mortgage	—	5	5
Consumer:
Home equity (c)	1	—	1
Total loans	$53	$5	$58
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
The Corporation charges interest on principal balances outstanding during deferral periods. Additionally, none of the modifications involved forgiveness of principal. Commitments to lend additional funds to borrowers whose terms had been modified in TDRs were $1 million at September 30, 2022.
For principal deferrals, incremental deterioration in the credit quality of the loan, represented by a downgrade in the risk rating of the loan, for example, due to missed interest payments or a reduction of collateral value, was considered a subsequent default. For interest rate reductions, a subsequent payment default was defined in terms of delinquency, when a principal or interest payment was 90 days past due. Of the TDRs modified during the twelve-month period ended September 30, 2022, there were $6 million subsequent defaults of principal deferrals and no subsequent defaults of interest rate reductions.

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

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries
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
Included in the fair value of derivative instruments are credit valuation adjustments reflecting counterparty credit risk. These adjustments are determined by applying a credit spread for the counterparty or the Corporation, as appropriate, to the total expected exposure of the derivative. Master netting arrangements effectively reduce credit valuation adjustments by permitting settlement of positive and negative positions and offset cash collateral held with the same counterparty on a net basis. Bilateral collateral agreements require daily exchange of cash or highly rated securities issued by the U.S. Treasury or other U.S. government entities to collateralize amounts due to either party. At September 30, 2023, counterparties with bilateral collateral agreements deposited $159 million of cash with the Corporation to secure the fair value of contracts in an unrealized gain position, and the Corporation had pledged $207 million of marketable investment securities and posted $12 million of cash as collateral for contracts in an unrealized loss position. For those counterparties not covered under bilateral collateral agreements, collateral is obtained, if deemed necessary, based on the results of management’s credit evaluation of the counterparty. Collateral varies, but may include cash, investment securities, accounts receivable, equipment or real estate.
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
The following table presents the composition of the Corporation’s derivative instruments held or issued for risk management purposes or in connection with customer-initiated and other activities at September 30, 2023 and December 31, 2022. The table excludes a derivative related to the Corporation's 2008 sale of its remaining ownership of Visa shares and includes accrued interest receivable and payable.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

	September 30, 2023			December 31, 2022
		Fair Value			Fair Value
(in millions)	Notional/ Contract Amount (a)	Gross Derivative Assets	Gross Derivative Liabilities	Notional/ Contract Amount (a)	Gross Derivative Assets	Gross Derivative Liabilities
Risk management purposes
Derivatives designated as hedging instruments
Interest rate contracts:
Fair value swaps - receive fixed/pay floating	$6,300	$—	$—	$3,150	$—	$—
Cash flow swaps - receive fixed/pay floating (b)	25,100	—	2	26,600	—	50
Derivatives used as economic hedges
Foreign exchange contracts:
Spot, forwards and swaps	562	2	1	392	1	3
Total risk management purposes	31,962	2	3	30,142	1	53
Customer-initiated and other activities
Interest rate contracts:
Caps and floors written	1,459	—	24	924	—	25
Caps and floors purchased	1,459	24	—	924	25	—
Swaps	19,347	279	634	18,450	181	569
Total interest rate contracts	22,265	303	658	20,298	206	594
Energy contracts:
Caps and floors written	4,034	1	319	4,051	—	430
Caps and floors purchased	4,034	320	1	4,051	431	—
Swaps	6,805	504	485	6,419	589	576
Total energy contracts	14,873	825	805	14,521	1,020	1,006
Foreign exchange contracts:
Spot, forwards, options and swaps	2,581	48	42	2,704	52	42
Total customer-initiated and other activities	39,719	1,176	1,505	37,523	1,278	1,642
Total gross derivatives	$71,681	1,178	1,508	$67,665	1,279	1,695
Amounts offset in the Consolidated Balance Sheets:
Netting adjustment - Offsetting derivative assets/liabilities		(446)	(446)		(644)	(644)
Netting adjustment - Cash collateral received/posted		(155)	(12)		(180)	(4)
Net derivatives included in the Consolidated Balance Sheets (c)		577	1,050		455	1,047
Amounts not offset in the Consolidated Balance Sheets:
Marketable securities pledged under bilateral collateral agreements		(295)	(207)		(70)	(202)
Net derivatives after deducting amounts not offset in the Consolidated Balance Sheets		$282	$843		$385	$845
(a)Notional or contractual amounts, which represent the extent of involvement in the derivatives market, are used to determine the contractual cash flows required in accordance with the terms of the agreement. These amounts are typically not exchanged, significantly exceed amounts subject to credit or market risk and are not reflected in the Consolidated Balance Sheets.
(b)September 30, 2023 included $3.3 billion of forward starting swaps that will become effective on their contractual start dates in 2023 and 2024.
(c)Net derivative assets are included in accrued income and other assets and net derivative liabilities are included in accrued expenses and other liabilities on the Consolidated Balance Sheets. Included in the fair value of net derivative assets and net derivative liabilities are credit valuation adjustments reflecting counterparty credit risk and credit risk of the Corporation. The fair value of net derivative assets included credit valuation adjustments for counterparty credit risk of $2 million at both September 30, 2023 and December 31, 2022.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries
Risk Management
The Corporation's derivative instruments used for managing interest rate risk include cash flow hedging strategies that convert variable-rate loans to fixed rates and fair value hedging strategies that convert fixed-rate medium- and long-term debt to variable rates. Interest and fees on loans included $163 million and $2 million of cash flow hedge losses for the three-month periods ended September 30, 2023 and 2022, respectively, and $(432) million and $45 million of cash flow hedge (loss) income for the nine-month periods ended September 30, 2023 and 2022, respectively.
The following table details the effects of fair value hedging on the Consolidated Statements of Comprehensive Income.

	Interest on Medium- and Long-Term Debt
	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2023	2022	2023	2022
Total interest on medium- and long-term debt (a)	$106	$26	$273	$47
Fair value hedging relationships:
Interest rate contracts:
Hedged items	74	28	194	79
Derivatives designated as hedging instruments	32	(2)	79	(32)
(a) Includes the effects of hedging.
    Centrally-cleared derivative positions are settled daily based on derivative fair values and the party receiving net settlement amounts pays price alignment, based on an earning rate, to the party making settlement payments. Accordingly, the Corporation may recognize risk management hedging income consisting of price alignment income or expense depending on the fair value of its positions. Price alignment income was reported in other noninterest income on the Consolidated Statements of Comprehensive Income and totaled $17 million and $32 million for the three and nine months ended September 30, 2023, respectively, and was insignificant for the three and nine months ended September 30, 2022.
For information on accumulated net losses on cash flow hedges, refer to Note 8.
    The following tables summarize the expected weighted average remaining maturity of the notional amount of risk management interest rate swaps, the weighted average interest rates associated with amounts expected to be received or paid on interest rate swap agreements, and for fair value swaps, the weighted average carrying amount of the related hedged items, as of September 30, 2023 and December 31, 2022.
Cash flow swaps - receive fixed/pay floating rate on variable-rate loans

	September 30, 2023	December 31, 2022
Weighted average:
Time to maturity (in years)	4.1	4.6
Receive rate (a)	2.38%	2.35%
Pay rate (a), (b)	5.36	4.07
(a)Excludes forward starting swaps not effective as of the period shown. September 30, 2023 excluded $3.3 billion of forward starting swaps. December 31, 2022 excluded $4.6 billion of forward starting swaps.
(b)Variable rates paid on receive fixed swaps designated as cash flow hedges are based on BSBY or Secured Overnight Financing Rate (SOFR) rates in effect at September 30, 2023 and BSBY, SOFR or LIBOR rates in effect at December 31, 2022.

Fair value swaps - receive fixed/pay floating rate on medium- and long-term debt

(dollar amounts in millions)	September 30, 2023	December 31, 2022
Carrying value of hedged items (a)	$6,049	$3,024
Weighted average:
Time to maturity (in years)	3.5	3.9
Receive rate (b)	3.67%	3.52%
Pay rate (b)	5.39	4.90
(a)Included $(250) million and $(124) million of cumulative hedging adjustments at September 30, 2023 and December 31, 2022, respectively, which included $3 million and $4 million, respectively, of hedging adjustment on a discontinued hedging relationship.
(b)Floating rates paid on receive fixed swaps designated as fair value hedges are based on SOFR rates in effect at September 30, 2023 and SOFR and LIBOR rates in effect at December 31, 2022.

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
For customer-initiated foreign exchange contracts where offsetting positions have not been taken, the Corporation manages the remaining inherent market risk through individual foreign currency position limits and aggregate value-at-risk limits. These limits are established annually and reviewed quarterly. For those customer-initiated derivative contracts which were not offset or where the Corporation holds a position within the limits described above, the Corporation did not recognize any net gains or losses in other noninterest income on the Consolidated Statements of Comprehensive Income for the three months ended September 30, 2023, compared to a net gain of $1 million for the three months ended September 30, 2022. The Corporation recognized a net loss of $1 million for the nine months ended September 30, 2023, compared to no net gains or losses for the nine months ended September 30, 2022.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2023	2022	2023	2022
Interest rate contracts	$5	$9	$17	$28
Energy contracts	4	14	17	22
Foreign exchange contracts	12	12	40	36
Total	$21	$35	$74	$86
Credit-Related Financial Instruments
The Corporation issues off-balance sheet financial instruments in connection with commercial and consumer lending activities. The Corporation’s credit risk associated with these instruments is represented by the contractual amounts indicated in the following table.

(in millions)	September 30, 2023	December 31, 2022
Unused commitments to extend credit:
Commercial and other	$28,357	$30,800
Bankcard, revolving credit and home equity loan commitments	4,169	4,017
Total unused commitments to extend credit	$32,526	$34,817
Standby letters of credit	$3,521	$3,712
Commercial letters of credit	42	39
The Corporation maintains an allowance to cover current expected credit losses inherent in lending-related commitments, including unused commitments to extend credit, letters of credit and financial guarantees. The allowance for credit losses on lending-related commitments, included in accrued expenses and other liabilities on the Consolidated Balance Sheets, was $42 million and $51 million at September 30, 2023 and December 31, 2022, respectively.
Unused Commitments to Extend Credit
Commitments to extend credit are legally binding agreements to lend to a customer, provided there is no violation of any condition established in the contract. These commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many commitments expire without being drawn upon, the total contractual amount of commitments does not necessarily represent future cash requirements of the Corporation. Commercial and other unused commitments are primarily variable rate commitments. The allowance for credit losses on lending-related commitments included $39 million at September 30, 2023 and $44 million at December 31, 2022 for expected credit losses inherent in the Corporation’s unused commitments to extend credit.
Standby and Commercial Letters of Credit
Standby letters of credit represent conditional obligations of the Corporation which guarantee the performance of a customer to a third party. Standby letters of credit are primarily issued to support public and private borrowing arrangements,

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries
including commercial paper, bond financing and similar transactions. Commercial letters of credit are issued to finance foreign or domestic trade transactions. These contracts expire in decreasing amounts through the year 2033. The Corporation may enter into participation arrangements with third parties that effectively reduce the maximum amount of future payments which may be required under standby and commercial letters of credit. These risk participations covered $89 million and $107 million at September 30, 2023 and December 31, 2022, respectively, of the $3.6 billion and $3.8 billion of standby and commercial letters of credit outstanding at September 30, 2023 and December 31, 2022, respectively.
The carrying value of the Corporation’s standby and commercial letters of credit, included in accrued expenses and other liabilities on the Consolidated Balance Sheets, totaled $34 million at September 30, 2023, including $31 million in deferred fees and $3 million in the allowance for credit losses on lending-related commitments. At December 31, 2022, the comparable amounts were $35 million, $28 million and $7 million, respectively.
The following table presents a summary of criticized standby and commercial letters of credit at September 30, 2023 and December 31, 2022. The Corporation's criticized list is consistent with the Special Mention, Substandard and Doubtful categories defined by regulatory authorities. The Corporation manages credit risk through underwriting, periodically reviewing and approving its credit exposures using Board committee approved credit policies and guidelines.

(dollar amounts in millions)	September 30, 2023	December 31, 2022
Total criticized standby and commercial letters of credit	$52	$37
As a percentage of total outstanding standby and commercial letters of credit	1.5%	1.0%
Other Credit-Related Financial Instruments
The Corporation enters into credit risk participation agreements, under which the Corporation assumes credit exposure associated with a borrower’s performance related to certain interest rate derivative contracts. The Corporation is not a party to the interest rate derivative contracts and only enters into these credit risk participation agreements in instances in which the Corporation is also a party to the related loan participation agreements for such borrowers. The Corporation manages its credit risk on the credit risk participation agreements by monitoring the creditworthiness of the borrowers, which is based on the normal credit review process as if the Corporation had entered into the derivative instruments directly with the borrower. The notional amount of such credit risk participation agreements reflects the pro-rata share of the derivative instrument, consistent with its share of the related participated loan. The total notional amount of the credit risk participation agreements was approximately $1 billion and $951 million at September 30, 2023 and December 31, 2022, respectively, and the fair value was insignificant at both September 30, 2023 and December 31, 2022. The maximum estimated exposure to these agreements, as measured by projecting a maximum value of the guaranteed derivative instruments, assuming 100 percent default by all obligors on the maximum values, was insignificant at September 30, 2023 and December 31, 2022. In the event of default, the lead bank has the ability to liquidate the assets of the borrower, in which case the lead bank would be required to return a percentage of the recouped assets to the participating banks. As of September 30, 2023, the weighted average remaining maturity of outstanding credit risk participation agreements was 4.3 years.
In 2008, the Corporation sold its remaining ownership of Visa Class B shares and entered into a derivative contract. Under the terms of the derivative contract, the Corporation will compensate the counterparty primarily for dilutive adjustments made to the conversion factor of the Visa Class B shares to Class A shares based on the ultimate outcome of litigation involving Visa. Conversely, the Corporation will be compensated by the counterparty for any increase in the conversion factor from anti-dilutive adjustments. The notional amount of the derivative contract was equivalent to approximately 780,000 Visa Class B Shares. The fair value of the derivative liability, included in accrued expenses and other liabilities on the Consolidated Balance Sheets, was $13 million and $12 million at September 30, 2023 and December 31, 2022. respectively.
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
The Corporation accounts for its interests in LIHTC entities using the proportional amortization method. Ownership interests in other tax credit entities are accounted for under either the cost or equity method. Exposure to loss as a result of the Corporation's involvement in LIHTC entities and other tax credit entities at September 30, 2023 was limited to $482 million and $27 million, respectively.
Investment balances, including all legally binding commitments to fund future investments, are included in accrued income and other assets on the Consolidated Balance Sheets. A liability is recognized in accrued expenses and other liabilities on the Consolidated Balance Sheets for all legally binding unfunded commitments to fund tax credit entities ($219 million at September 30, 2023). Amortization and other write-downs of LIHTC investments are presented on a net basis as a component of the provision for income taxes on the Consolidated Statements of Comprehensive Income, while amortization and write-downs of other tax credit investments are recorded in other noninterest income. The income tax credits and deductions are recorded as a reduction of income tax expense and a reduction of federal income taxes payable.
The Corporation provided no financial or other support that was not contractually required to any of the above VIEs during the nine months ended September 30, 2023 and 2022.
The following table summarizes the impact of these tax credit entities on the Corporation’s Consolidated Statements of Comprehensive Income.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2023	2022	2023	2022
Provision for income taxes:
Amortization of LIHTC investments	$17	$19	$51	$54
Low income housing tax credits	(16)	(18)	(48)	(51)
Other tax benefits related to tax credit entities	(5)	(5)	(15)	(14)
Total provision for income taxes	$(4)	$(4)	$(12)	$(11)
For further information on the Corporation’s consolidation policy, see Note 1 to the consolidated financial statements in the Corporation's 2022 Annual Report.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries
NOTE 7 - MEDIUM- AND LONG-TERM DEBT
Medium- and long-term debt is summarized as follows:

(in millions)	September 30, 2023	December 31, 2022
Parent company
Subordinated notes:
3.80% subordinated notes due 2026 (a)	$235	$237
Medium- and long-term notes:
3.70% notes due July 2023	—	841
4.00% notes due 2029 (a)	502	515
Total medium- and long-term notes	502	1,356
Total parent company	737	1,593
Subsidiaries
Subordinated notes:
4.00% subordinated notes due 2025 (a)	331	331
7.88% subordinated notes due 2026 (a)	159	165
5.33% subordinated notes due 2033 (a)	437	459
Total subordinated notes	927	955
Medium- and long-term notes:
2.50% notes due 2024 (a)	484	476
Total medium- and long-term notes	484	476
Federal Home Loan Bank advances:
5.07% advance due 2025 (a)	986	—
4.79% advance due 2026 (a)	978	—
4.49% advance due 2027 (a)	973	—
4.49% advance due 2028 (a)	964	—
Total Federal Home Loan Bank advances:	3,901	—
Total subsidiaries	5,312	1,431
Total medium- and long-term debt	$6,049	$3,024
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
Borrowing capacity is contingent on the amount of collateral available to be pledged to the FHLB. Total FHLB borrowings were $8.8 billion at September 30, 2023, which included $4.8 billion in short-term advances. Remaining capacity for future FHLB borrowings was $8.5 billion at September 30, 2023, which was secured by available real estate-related loans and investment securities collateral.
Unamortized debt issuance costs deducted from the carrying amount of medium- and long-term debt totaled $7 million and $9 million at September 30, 2023 and December 31, 2022, respectively.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries
NOTE 8 - ACCUMULATED OTHER COMPREHENSIVE LOSS
The following table presents a reconciliation of the changes in the components of accumulated other comprehensive loss and details the components of other comprehensive loss for the nine months ended September 30, 2023 and 2022, including the amount of income tax benefit allocated to each component of other comprehensive loss.

	Nine Months Ended September 30,
(in millions)	2023	2022
Accumulated net unrealized losses on investment securities:
Balance at beginning of period, net of tax	$(2,319)	$(99)
Net unrealized losses arising during the period	(613)	(2,977)
Less: Benefit for income taxes	(144)	(701)
Change in net unrealized losses on investment securities, net of tax	(469)	(2,276)
Balance at end of period, net of tax	$(2,788)	$(2,375)
Accumulated net losses on cash flow hedges:
Balance at beginning of period, net of tax	$(942)	$55
Net cash flow hedge losses arising during the period	(871)	(1,397)
Less: Benefit for income taxes	(204)	(329)
Change in net cash flow hedge losses arising during the period, net of tax	(667)	(1,068)
Less:
Net cash flow (losses) gains included in interest and fees on loans	(432)	45
Less: (Benefit) provision for income taxes	(101)	11
Reclassification adjustment for net cash flow hedge (losses) gains included in net income, net of tax	(331)	34
Change in net cash flow hedge losses, net of tax	(336)	(1,102)
Balance at end of period, net of tax (a)	$(1,278)	$(1,047)
Accumulated defined benefit pension and other postretirement plans adjustment:
Balance at beginning of period, net of tax	$(481)	$(168)
Amounts recognized in other noninterest expenses:
Amortization of actuarial net loss	27	21
Amortization of prior service credit	(17)	(18)
Total amounts recognized in other noninterest expenses	10	3
Less: Provision for income taxes	3	—
Adjustment for amounts recognized as components of net periodic benefit credit during the period, net of tax	7	3
Change in defined benefit pension and other postretirement plans adjustment, net of tax	7	3
Balance at end of period, net of tax	$(474)	$(165)
Total accumulated other comprehensive loss at end of period, net of tax	$(4,540)	$(3,587)
(a)The Corporation expects to reclassify $507 million of losses, net of tax, from accumulated other comprehensive loss to earnings over the next twelve months if interest yield curves and notional amounts remain at September 30, 2023 levels.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries
NOTE 9 - NET INCOME PER COMMON SHARE
Basic and diluted net income per common share are presented in the following table.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except per share data)	2023	2022	2023	2022
Basic and diluted
Net income	$251	$351	$848	$801
Less:
Income allocated to participating securities	1	2	4	4
Preferred stock dividends	6	6	17	17
Net income attributable to common shares	$244	$343	$827	$780
Basic average common shares	132	131	132	131
Basic net income per common share	$1.85	$2.63	$6.27	$5.96
Basic average common shares	132	131	132	131
Dilutive common stock equivalents:
Net effect of the assumed exercise of stock awards	1	1	1	2
Diluted average common shares	133	132	133	133
Diluted net income per common share	$1.84	$2.60	$6.24	$5.88
The following average shares related to outstanding options to purchase shares of common stock that were not included in the computation of diluted net income per common share because the options were anti-dilutive for the period.

	Three Months Ended September 30,		Nine Months Ended September 30,
(average outstanding options in thousands)	2023	2022	2023	2022
Average outstanding options	1,633	373	1,540	337
Range of exercise prices	$49.20 - $95.25	$79.01 - $95.25	$49.20 - $95.25	$70.18 - $95.25

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

Qualified Defined Benefit Pension Plan	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2023	2022	2023	2022
Service cost	$8	$9	$23	$28
Other components of net benefit credit:
Interest cost	21	16	64	47
Expected return on plan assets	(41)	(51)	(124)	(151)
Amortization of prior service credit	(3)	(4)	(10)	(11)
Amortization of net loss	8	4	24	14
Total other components of net benefit credit	(15)	(35)	(46)	(101)
Net periodic defined benefit credit	$(7)	$(26)	$(23)	$(73)

Non-Qualified Defined Benefit Pension Plan	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2023	2022	2023	2022
Service cost	$1	$1	$2	$2
Other components of net benefit cost:
Interest cost	2	1	6	4
Amortization of prior service credit	(3)	(2)	(7)	(7)
Amortization of net loss	1	3	3	7
Total other components of net benefit cost	—	2	2	4
Net periodic defined benefit cost	$1	$3	$4	$6

Postretirement Benefit Plan	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2023	2022	2023	2022
Other components of net benefit credit:
Interest cost	$1	$1	$1	$1
Expected return on plan assets	(1)	(1)	(2)	(2)
Net periodic defined benefit credit	$—	$—	$(1)	$(1)

NOTE 11 - INCOME TAXES AND TAX-RELATED ITEMS
Net unrecognized tax benefits were $13 million and $16 million at September 30, 2023 and December 31, 2022, respectively. The Corporation anticipates that a final settlement of state tax issues will result in a change of $6 million to net unrecognized tax benefits within the next twelve months. Included in accrued expenses and other liabilities on the Consolidated Balance Sheets was a liability for tax-related interest and penalties of $1 million and $5 million at September 30, 2023 and December 31, 2022, respectively. These changes were primarily driven by a state settlement received in the first quarter of 2023.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries
Net deferred tax assets were $1.4 billion at September 30, 2023, compared to $1.1 billion at December 31, 2022. The increase of $269 million in net deferred tax assets resulted primarily from an increase to deferred tax assets related to hedging losses and an increase in the allowance for loan losses, partially offset by a decrease in deferred compensation. Included in deferred tax assets at September 30, 2023 were $2 million of state net operating loss (NOL) carryforwards and $5 million of federal foreign tax carryforwards, compared to $2 million and $4 million, respectively, at December 31, 2022. State NOL carryforwards expire between 2023 and 2041 and federal foreign tax credit carryforwards expire between 2028 and 2032. The Corporation believes that it is more likely than not that the benefit from federal foreign tax credits and certain state NOL carryforwards will not be realized and, accordingly, increased its federal valuation allowance from $4 million at December 31, 2022 to $5 million at September 30, 2023. The Corporation maintained a state valuation allowance of $1 million at both September 30, 2023 and December 31, 2022. The determination regarding valuation allowance was based on evidence of loss carryback capacity, projected future reversals of existing taxable temporary differences to absorb the deferred tax assets and assumptions made regarding future events.
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

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries
For matters where a loss is not probable, the Corporation has not established an accrual. The Corporation believes the estimate of the aggregate range of reasonably possible losses, in excess of established accruals, for all legal proceedings and regulatory matters in which it is involved is from zero to approximately $201 million at September 30, 2023. This estimated aggregate range of reasonably possible losses is based upon currently available information for those legal proceedings and regulatory matters in which the Corporation is involved, taking into account the Corporation’s best estimate of such losses for those legal proceedings and regulatory matters for which such estimate can be made. For certain legal proceedings and regulatory matters, the Corporation does not believe that an estimate can currently be made. The Corporation’s estimate involves significant judgment, given the varying stages of the legal proceedings and regulatory matters (including the fact that many are currently in preliminary stages), the existence in certain legal proceedings of multiple defendants (including the Corporation) whose share of liability has yet to be determined, the numerous yet-unresolved issues in many of the legal proceedings and regulatory matters (including issues regarding class certification and the scope of many of the claims) and the attendant uncertainty of the various potential outcomes of such legal proceedings and regulatory matters. Accordingly, the Corporation’s estimate will change from time to time, and actual losses may be more or less than the current estimate.
In the event of unexpected future developments, it is possible the ultimate resolution of these matters, if unfavorable, may be material to the Corporation's consolidated financial condition, results of operations or cash flows.
For information regarding income tax contingencies, refer to Note 11.

NOTE 13 - STRATEGIC LINES OF BUSINESS
The Corporation has strategically aligned its operations into three major business segments: the Commercial Bank, the Retail Bank and Wealth Management. These business segments are differentiated based on the type of customer and the related products and services provided. In addition to the three major business segments, the Finance Division is also reported as a segment. Business segment results are produced by the Corporation’s internal management accounting system. This system measures financial results based on the internal business unit structure of the Corporation. The performance of the business segments is not comparable with the Corporation's consolidated results and is not necessarily comparable with similar information for any other financial institution. Additionally, because of the interrelationships of the various segments, the information presented is not indicative of how the segments would perform if they operated as independent entities. The management accounting system assigns balance sheet and income statement items to each business segment using certain methodologies, which are regularly reviewed and refined. From time to time, the Corporation may make reclassifications among the segments to more appropriately reflect management's current view of the segments, and methodologies may be modified as the management accounting system is enhanced and changes occur in the organizational structure and/or product lines. For comparability purposes, amounts in all periods are based on business unit structure and methodologies in effect at September 30, 2023.
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
Business segment financial results were as follows:

	Commercial Bank	Retail Bank	Wealth Management	Finance	Other	Total
(dollar amounts in millions)
Three Months Ended September 30, 2023
Earnings summary:
Net interest income (expense)	$505	$208	$49	$(187)	$26	$601
Provision for credit losses	22	—	(9)	—	1	14
Noninterest income	150	31	78	40	(4)	295
Noninterest expenses	257	175	102	1	20	555
Provision (benefit) for income taxes	89	16	9	(37)	(1)	76
Net income (loss)	$287	$48	$25	$(111)	$2	$251
Net charge-offs	$6	$—	$—	$—	$—	$6
Selected average balances:
Assets	$49,459	$2,985	$5,557	$19,832	$11,317	$89,150
Loans	46,477	2,250	5,227	—	33	53,987
Deposits	31,868	24,034	3,950	5,711	320	65,883
Statistical data:
Return on average assets (a)	2.30%	0.78%	1.81%	n/m	n/m	1.12%
Efficiency ratio (b)	39.34	72.70	80.01	n/m	n/m	61.86
Three Months Ended September 30, 2022
Earnings summary:
Net interest income (expense)	$478	$188	$55	$(22)	$8	$707
Provision for credit losses	16	2	5	—	5	28
Noninterest income	169	29	77	6	(3)	278
Noninterest expenses	242	170	87	—	3	502
Provision (benefit) for income taxes	94	11	10	(6)	(5)	104
Net income (loss)	$295	$34	$30	$(10)	$2	$351
Net charge-offs	$13	$—	$—	$—	$—	$13
Selected average balances:
Assets	$48,323	$2,799	$5,097	$22,140	$7,063	$85,422
Loans	44,043	2,066	4,973	—	31	51,113
Deposits	41,471	26,665	5,293	144	403	73,976
Statistical data:
Return on average assets (a)	2.42%	0.51%	2.08%	n/m	n/m	1.63%
Efficiency ratio (b)	37.54	77.00	65.86	n/m	n/m	50.75
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
n/m – not meaningful

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

(dollar amounts in millions)	Commercial Bank	Retail Bank	Wealth Management	Finance	Other	Total
Nine Months Ended September 30, 2023
Earnings summary:
Net interest income (expense)	$1,550	$644	$158	$(493)	$71	$1,930
Provision for credit losses	80	2	(9)	—	4	77
Noninterest income	460	89	233	93	5	880
Noninterest expenses	757	511	297	4	72	1,641
Provision (benefit) for income taxes	270	53	25	(101)	(3)	244
Net income (loss)	$903	$167	$78	$(303)	$3	$848
Net charge-offs	$1	$—	$1	$—	$—	$2
Selected average balances:
Assets	$49,906	$2,944	$5,510	$20,469	$9,400	$88,229
Loans	46,797	2,223	5,256	—	—	54,276
Deposits	33,204	24,394	4,200	3,858	353	66,009
Statistical data:
Return on average assets (a)	2.42%	0.89%	1.92%	n/m	n/m	1.29%
Efficiency ratio (b)	37.64	69.23	75.70	n/m	n/m	58.26
Nine Months Ended September 30, 2022
Earnings summary:
Net interest income (expense)	$1,232	$464	$138	$(118)	$8	$1,724
Provision for credit losses	1	7	11	—	8	27
Noninterest income	461	89	226	36	(22)	790
Noninterest expenses	712	508	259	—	(22)	1,457
Provision (benefit) for income taxes	229	9	23	(25)	(7)	229
Net income (loss)	$751	$29	$71	$(57)	$7	$801
Net charge-offs (recoveries)	$24	$(1)	$(2)	$—	$—	$21
Selected average balances:
Assets	$46,992	$2,791	$4,974	$20,831	$12,852	$88,440
Loans	42,928	2,031	4,841	—	15	49,815
Deposits	43,733	26,890	5,520	300	428	76,871
Statistical data:
Return on average assets (a)	2.07%	0.15%	1.61%	n/m	n/m	1.21%
Efficiency ratio (b)	41.95	90.82	71.08	n/m	n/m	57.67
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

	Commercial Bank	Retail Bank	Wealth Management	Finance & Other	Total
(in millions)
Three Months Ended September 30, 2023
Revenue from contracts with customers:
Card fees	$58	$12	$1	$—	$71
Fiduciary income	1	—	58	—	59
Service charges on deposit accounts	32	14	1	—	47
Commercial loan servicing fees (a)	3	—	—	—	3
Capital markets income (b)	4	—	—	—	4
Brokerage fees	—	—	8	(2)	6
Other noninterest income (b)	—	4	7	—	11
Total revenue from contracts with customers	98	30	75	(2)	201
Other sources of noninterest income	52	1	3	38	94
Total noninterest income	$150	$31	$78	$36	$295
Three Months Ended September 30, 2022
Revenue from contracts with customers:
Card fees	$56	$10	$1	$—	$67
Fiduciary income	—	—	58	—	58
Service charges on deposit accounts	34	15	1	—	50
Commercial loan servicing fees (a) (c)	3	—	—	—	3
Capital markets income (b) (c)	3	—	—	—	3
Brokerage fees	—	—	6	—	6
Other noninterest income (b) (c)	1	3	7	—	11
Total revenue from contracts with customers	97	28	73	—	198
Other sources of noninterest income	72	1	4	3	80
Total noninterest income	$169	$29	$77	$3	$278
Nine Months Ended September 30, 2023
Revenue from contracts with customers:
Card fees	$175	$34	$3	$—	$212
Fiduciary income	1	—	178	—	179
Service charges on deposit accounts	95	41	4	—	140
Commercial loan servicing fees (a)	9	—	—	—	9
Capital markets income (b)	12	—	—	—	12
Brokerage fees	—	—	24	(2)	22
Other noninterest income (b)	1	10	20	1	32
Total revenue from contracts with customers	293	85	229	(1)	606
Other sources of noninterest income	167	4	4	99	274
Total noninterest income	$460	$89	$233	$98	$880
Nine Months Ended September 30, 2022
Revenue from contracts with customers:
Card fees	$171	$31	$3	$—	$205
Fiduciary income	—	—	178	—	178
Service charges on deposit accounts	101	43	4	—	148
Commercial loan servicing fees (a) (c)	9	—	—	—	9
Capital markets income (b) (c)	8	—	—	—	8
Brokerage fees	—	—	14	—	14
Other noninterest income (b) (c)	3	13	18	—	34
Total revenue from contracts with customers	292	87	217	—	596
Other sources of noninterest income	169	2	9	14	194
Total noninterest income	$461	$89	$226	$14	$790
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

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS
This report includes forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. In addition, the Corporation may make other written and oral communications from time to time that contain such statements. All statements regarding the Corporation's expected financial position, strategies and growth prospects and general economic conditions expected to exist in the future are forward-looking statements. The words, "anticipates," "believes," "contemplates," "feels," "expects," "estimates," "seeks," "strives," "plans," "intends," "outlook," "forecast," "position," "target," "mission," "assume," "achievable," "potential," "strategy," "goal," "aspiration," "opportunity," "initiative," "outcome," "continue," "remain," "maintain," "on track," "trend," "objective," "looks forward," "projects," "models," and variations of such words and similar expressions, or future or conditional verbs such as "will," "would," "should," "could," "might," "can," "may" or similar expressions, as they relate to the Corporation or its management, are intended to identify forward-looking statements. These forward-looking statements are predicated on the beliefs and assumptions of the Corporation's management based on information known to the Corporation's management as of the date of this report and do not purport to speak as of any other date. Forward-looking statements may include descriptions of plans and objectives of the Corporation's management for future or past operations, products or services and forecasts of the Corporation's revenue, earnings or other measures of economic performance, including statements of profitability, business segments and subsidiaries as well as estimates of credit trends and global stability. Such statements reflect the view of the Corporation's management as of this date with respect to future events and are subject to risks and uncertainties. Should one or more of these risks materialize or should underlying beliefs or assumptions prove incorrect, the Corporation's actual results could differ materially from those discussed. Factors that could cause or contribute to such differences include credit risks (changes in customer behavior; unfavorable developments concerning credit quality; and declines or other changes in the businesses or industries of the Corporation's customers); market risks (changes in monetary and fiscal policies; fluctuations in interest rates and their impact on deposit pricing; and transitions away from LIBOR towards new interest rate benchmarks); liquidity risks (the Corporation's ability to maintain adequate sources of funding and liquidity; reductions in the Corporation's credit rating; and the interdependence of financial service companies); technology risks (cybersecurity risks and heightened legislative and regulatory focus on cybersecurity and data privacy); operational risks (operational, systems or infrastructure failures; reliance on other companies to provide certain key components of business infrastructure; the impact of legal and regulatory proceedings or determinations; losses due to fraud; and controls and procedures failures); compliance risks (changes in regulation or oversight, or changes in the Corporation’s status with respect to existing regulations or oversight; the effects of stringent capital requirements; and the impacts of future legislative, administrative or judicial changes to tax regulations); strategic risks (damage to the Corporation's reputation; the Corporation's ability to utilize technology to efficiently and effectively develop, market and deliver new products and services; competitive product and pricing pressures among financial institutions within the Corporation's markets; the implementation of the Corporation's strategies and business initiatives; management's ability to maintain and expand customer relationships; management's ability to retain key officers and employees; and any future strategic acquisitions or divestitures); and other general risks (changes in general economic, political or industry conditions; negative effects from inflation; the effectiveness of methods of reducing risk exposures; the effects of catastrophic events, including pandemics; physical or transition risks related to climate change; changes in accounting standards; the critical nature of the Corporation's accounting policies; and the volatility of the Corporation's stock price). The Corporation cautions that the foregoing list of factors is not all-inclusive. For discussion of factors that may cause actual results to differ from expectations, please refer to our filings with the Securities and Exchange Commission. In particular, please refer to “Item 1A. Risk Factors” beginning on page 13 of the Corporation's 2022 Annual Report and "Item 1A. Risk Factors" beginning on page 64 of this Quarterly Report on Form 10-Q for the quarter ended September 30, 2023. Forward-looking statements speak only as of the date they are made. The Corporation does not undertake to update forward-looking statements to reflect facts, circumstances, assumptions or events that occur after the date the forward-looking statements are made. For any forward-looking statements made in this report or in any documents, the Corporation claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

RESULTS OF OPERATIONS
In accordance with Item 303(c) of Regulation S-K, the Corporation is providing a comparison of the quarter ended September 30, 2023 against the preceding sequential quarter. The Corporation believes providing a sequential discussion of its results of operations provides more relevant information for investors and stakeholders to understand and analyze the business. Balance sheet items are discussed in terms of average balances unless otherwise noted.
Three Months Ended September 30, 2023 Compared to Three Months Ended June 30, 2023

	Three Months Ended
(dollar amounts in millions, except per share data)	September 30, 2023	June 30, 2023
Net interest income	$601	$621
Provision for credit losses	14	33
Noninterest income	295	303
Noninterest expenses	555	535
Income before income taxes	327	356
Provision for income taxes	76	83
Net income	$251	$273
Diluted earnings per common share	$1.84	$2.01
Net income for the three months ended September 30, 2023 was $251 million, a decrease of $22 million compared to $273 million for the three months ended June 30, 2023, driven by a decrease of $20 million in net interest income and a $20 million increase in noninterest expenses, partially offset by a $19 million decline in provision for credit losses. Net income per diluted common share was $1.84 and $2.01 for the three months ended September 30, 2023 and June 30, 2023, respectively, a decrease of $0.17 per diluted common share.
To enhance the Corporation's core business focus, management is taking strategic actions to prioritize relationships that are most aligned with its strategy by considering price and return profiles, deposit contributions, the nature of relationships and geography. As part of this focus, the Corporation is organically exiting the Mortgage Banker Finance business, which is expected to be largely complete by year-end 2023. Additionally, the Corporation is increasing selectivity in other lines of business while accelerating certain initiatives related to Payments, Small Business, Wealth Management and Capital Markets, which is intended to help elevate products and services tailored to meet customers' needs as well as enhance the Corporation's funding profile, revenue mix and return on capital.

Analysis of Net Interest Income

	Three Months Ended
	September 30, 2023			June 30, 2023
(dollar amounts in millions)	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Commercial loans (a)	$29,721	$416	5.55%	$31,663	$437	5.54%
Real estate construction loans	4,294	90	8.29	3,708	75	8.11
Commercial mortgage loans	13,814	257	7.38	13,801	245	7.12
Lease financing	770	11	5.56	776	10	5.21
International loans	1,241	25	7.97	1,268	24	7.80
Residential mortgage loans	1,915	18	3.72	1,858	16	3.40
Consumer loans	2,232	45	8.10	2,294	45	7.78
Total loans (b)	53,987	862	6.34	55,368	852	6.18
Mortgage-backed securities (c)	15,205	104	2.28	16,004	106	2.28
U.S. Treasury securities (d)	1,676	1	0.26	1,861	2	0.44
Total investment securities	16,881	105	2.10	17,865	108	2.10
Interest-bearing deposits with banks (e)	9,737	132	5.40	8,701	110	5.11
Other short-term investments	391	4	4.00	377	4	3.75
Total earning assets	80,996	1,103	5.21	82,311	1,074	5.07
Cash and due from banks	1,130			1,163
Allowance for loan losses	(684)			(642)
Accrued income and other assets	7,708			7,523
Total assets	$89,150			$90,355
Money market and interest-bearing checking deposits (f)	$26,043	178	2.70	$24,177	132	2.17
Savings deposits	2,640	2	0.23	2,877	2	0.21
Customer certificates of deposit	3,049	24	3.08	2,306	12	2.20
Other time deposits	5,121	67	5.21	4,395	54	4.98
Foreign office time deposits	14	—	4.34	18	1	4.03
Total interest-bearing deposits	36,867	271	2.90	33,773	201	2.37
Federal funds purchased	11	—	5.31	9	—	5.00
Other short-term borrowings	8,836	125	5.60	10,559	142	5.39
Medium- and long-term debt	6,383	106	6.64	7,073	110	6.24
Total interest-bearing sources	52,097	502	3.81	51,414	453	3.52
Noninterest-bearing deposits	29,016			30,559
Accrued expenses and other liabilities	2,659			2,444
Shareholders’ equity	5,378			5,938
Total liabilities and shareholders’ equity	$89,150			$90,355
Net interest income/rate spread		$601	1.40		$621	1.55
Impact of net noninterest-bearing sources of funds			1.44			1.38
Net interest margin (as a percentage of average earning assets)			2.84%			2.93%
(a)Interest income on commercial loans included $163 million and $150 million of business loan swap expense for the three months ended September 30, 2023 and June 30, 2023, respectively.
(b)Nonaccrual loans are included in average balances reported and in the calculation of average rates.
(c)Average balances included $3.1 billion and $2.7 billion of unrealized losses for the three months ended September 30, 2023 and June 30, 2023, respectively; yields calculated gross of these unrealized losses.
(d)Average balances included $115 million and $117 million of unrealized losses for the three months ended September 30, 2023 and June 30, 2023, respectively; yields calculated gross of these unrealized losses.
(e)Average balances included $59 million and $46 million of collateral posted and netted against derivative liability positions for the three months ended September 30, 2023 and June 30, 2023, respectively; yields calculated gross of derivative netting amounts.
(f)Average balances excluded $161 million and $231 million of collateral received and netted against derivative asset positions for the three months ended September 30, 2023 and June 30, 2023, respectively; rates calculated gross of derivative netting amounts.

Rate/Volume Analysis

	Three Months Ended
	September 30, 2023/June 30, 2023
(in millions)	Increase (Decrease) Due to Rate (a)	(Decrease) Increase Due to Volume (a)	Net Increase (Decrease)
Interest Income:
Loans	$36	$(26)	$10
Investment securities	(1)	(2)	(3)
Interest-bearing deposits with banks	8	14	22
Total interest income	43	(14)	29
Interest Expense:
Interest-bearing deposits	34	36	70
Short-term borrowings	7	(24)	(17)
Medium- and long-term debt	1	(5)	(4)
Total interest expense	42	7	49
Net interest income	$1	$(21)	$(20)
(a)Impact of additional days, other portfolio dynamics and interest rate swaps reflected as part of rate impact, rate/volume variances are allocated to variances due to volume.
Net interest income decreased $20 million to $601 million for the three months ended September 30, 2023, compared to $621 million for the three months ended June 30, 2023. The decrease in net interest income reflected an increase of $3.1 billion in interest-bearing deposits and a $1.4 billion decline in loan balances, partially offset by a reduction of $2.4 billion in borrowings (primarily FHLB advances and senior debt) as well as a $1.0 billion increase in deposits held with the Federal Reserve Bank. Net interest margin was 2.84 percent for the three months ended September 30, 2023, a decrease of 9 basis points from 2.93 percent for the three months ended June 30, 2023, mostly reflecting higher-cost funding sources.
For further discussion of the effects of market rates on net interest income, refer to the "Market and Liquidity Risk" section of this financial review.
Provision for Credit Losses
The provision for credit losses, which includes the provision for loan losses and the provision for credit losses on lending-related commitments, decreased $19 million to $14 million for the three months ended September 30, 2023, compared to $33 million for the three months ended June 30, 2023. While the economic forecast improved slightly from the prior quarter, the economic outlook as of September 30, 2023 remained uncertain, which, along with lower loan volumes, changes in portfolio composition and credit migration, resulted in an increase in the allowance for credit losses to 1.38% of total loans, or $736 million, at September 30, 2023. Net loan charge-offs were $6 million for the three months ended September 30, 2023, compared to net recoveries of $2 million for the three months ended June 30, 2023, as increases in general Middle Market and Business Banking net charge-offs were partially offset by an increase in Corporate Banking net recoveries. The provision for credit losses on lending-related commitments was a benefit of $2 million for the three months ended September 30, 2023, compared to a benefit of $8 million for the three months ended June 30, 2023.
An analysis of the allowance for credit losses and a summary of nonperforming assets are presented under the "Credit Risk" subheading in the "Risk Management" section of this financial review.

Noninterest Income

	Three Months Ended
(in millions)	September 30, 2023	June 30, 2023
Card fees	$71	$72
Fiduciary income	59	62
Service charges on deposit accounts	47	47
Capital markets income	35	39
Commercial lending fees	19	18
Bank-owned life insurance	12	14
Letter of credit fees	10	11
Brokerage fees	6	8
Other noninterest income (a)	36	32
Total noninterest income	$295	$303
(a)The table below provides further details on certain categories included in other noninterest income.
Noninterest income decreased $8 million to $295 million for the three months ended September 30, 2023, reflecting decreases in deferred compensation asset returns (offset in noninterest expenses), capital markets income (related to reduced derivative income), fiduciary income and smaller decreases in other categories, partially offset by an increase in risk management hedging income.
    The following table presents certain categories included in other noninterest income on the Consolidated Statements of Comprehensive Income.

	Three Months Ended
(in millions)	September 30, 2023	June 30, 2023
Risk management hedging income	$17	$7
FHLB and FRB stock dividends	10	10
Securities trading income	4	4
Insurance commissions	3	3
Deferred compensation asset returns (a)	(3)	4
All other noninterest income	5	4
Other noninterest income	$36	$32
(a)    Compensation deferred by the Corporation's officers and directors is invested based on investment selections of the officers and directors. Income earned on these assets is reported in other noninterest income and the offsetting change in deferred compensation plan liabilities is reported in salaries and benefits expense.
Noninterest Expenses

	Three Months Ended
(in millions)	September 30, 2023	June 30, 2023
Salaries and benefits expense	$315	$306
Outside processing fee expense	75	68
Software expense	44	43
Occupancy expense	44	41
FDIC insurance expense	19	16
Equipment expense	12	12
Advertising expense	12	10
Other noninterest expenses	34	39
Total noninterest expenses	$555	$535
Noninterest expenses increased $20 million to $555 million, primarily driven by increases in salaries and benefits expense, outside processing fee expense, occupancy expense and FDIC insurance expense, partially offset by a decrease in other noninterest expenses. Salaries and benefits expense included increases of $8 million in temporary labor, $4 million in incentive compensation and $3 million in stock-based compensation, partially offset by decreases of $7 million in deferred compensation expense (offset in other noninterest income) and $3 million in severance costs. The decrease in other noninterest expenses was primarily due to $21 million in gains on the sale of bank-owned real estate and a $5 million decrease in legal fees, partially offset by increases of $10 million in litigation and regulatory-related expenses, $9 million in consulting expenses and $5 million in operational losses.

Expenses included a net gain of $14 million for certain modernization initiatives, which was comprised of the above-referenced $21 million in gains on the sale of bank-owned real estate (reported in other noninterest expenses), partially offset by $2 million in Technology-related contract labor (reported in salaries and benefits expense), $2 million in corporate facilities costs (reported in occupancy expense) and $3 million related to the transition for Ameriprise Financial to become the Corporation's investment program provider (reported in other noninterest expenses).
Nine Months Ended September 30, 2023 Compared to Nine Months Ended September 30, 2022

	Nine Months Ended September 30,
(dollar amounts in millions, except per share data)	2023	2022
Net interest income	$1,930	$1,724
Provision for credit losses	77	27
Noninterest income	880	790
Noninterest expenses	1,641	1,457
Income before income taxes	1,092	1,030
Provision for income taxes	244	229
Net income	$848	$801
Diluted earnings per common share	$6.24	$5.88
Net income increased $47 million to $848 million for the nine months ended September 30, 2023, compared to $801 million for the nine months ended September 30, 2022, primarily driven by increases in net interest income and noninterest income, partially offset by higher noninterest expenses and an increase in provision for credit losses. Net income per diluted common share increased $0.36 to $6.24 for the nine months ended September 30, 2023, compared to $5.88 for the nine months ended September 30, 2022.

Analysis of Net Interest Income

	Nine Months Ended
	September 30, 2023			September 30, 2022
(dollar amounts in millions)	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Commercial loans (a)	$30,631	$1,263	5.52%	$29,597	$876	3.96%
Real estate construction loans	3,786	228	8.05	2,482	81	4.36
Commercial mortgage loans	13,694	723	7.06	11,927	324	3.63
Lease financing	770	25	4.24	656	13	2.65
International loans	1,245	73	7.89	1,252	36	3.88
Residential mortgage loans	1,869	49	3.47	1,773	41	3.05
Consumer loans	2,281	130	7.65	2,128	63	3.98
Total loans (b)	54,276	2,491	6.14	49,815	1,434	3.85
Mortgage-backed securities (c)	15,865	318	2.28	16,140	274	2.08
U.S. Treasury securities (d)	1,966	8	0.53	2,837	22	0.98
Total investment securities	17,831	326	2.10	18,977	296	1.93
Interest-bearing deposits with banks (e)	7,815	300	5.14	11,232	65	0.72
Other short-term investments	319	9	3.57	177	1	0.59
Total earning assets	80,241	3,126	5.03	80,201	1,796	2.90
Cash and due from banks	1,251			1,466
Allowance for loan losses	(646)			(566)
Accrued income and other assets	7,383			7,339
Total assets	$88,229			$88,440
Money market and interest-bearing checking deposits (f)	$25,519	419	2.18	$29,036	21	0.10
Savings deposits	2,886	5	0.20	3,303	1	0.03
Customer certificates of deposit	2,414	42	2.35	1,775	2	0.19
Other time deposits	3,247	123	5.08	—	—	—
Foreign office time deposits	27	1	3.90	44	—	0.63
Total interest-bearing deposits	34,093	590	2.30	34,158	24	0.10
Federal funds purchased	34	1	4.68	28	1	2.37
Other short-term borrowings	8,268	332	5.37	22	—	3.04
Medium- and long-term debt	5,772	273	6.31	2,750	47	2.26
Total interest-bearing sources	48,167	1,196	3.30	36,958	72	0.26
Noninterest-bearing deposits	31,916			42,713
Accrued expenses and other liabilities	2,466			1,923
Shareholders’ equity	5,680			6,846
Total liabilities and shareholders’ equity	$88,229			$88,440
Net interest income/rate spread		$1,930	1.73		$1,724	2.64
Impact of net noninterest-bearing sources of funds			1.38			0.14
Net interest margin (as a percentage of average earning assets)			3.11%			2.78%
(a)Interest income on commercial loans included $(432) million and $45 million of business loan swap (expense) income for the nine months ended September 30, 2023 and 2022, respectively.
(b)Nonaccrual loans are included in average balances reported and in the calculation of average rates.
(c)Average balances included $2.8 billion and $1.4 billion of unrealized losses for the nine months ended September 30, 2023 and 2022, respectively; yields calculated gross of these unrealized losses.
(d)Average balances included $122 million and $103 million of unrealized losses for the nine months ended September 30, 2023 and 2022, respectively; yields calculated gross of these unrealized gains and losses.
(e)Average balances included $2 million and excluded $996 million of collateral posted and netted against derivative liability positions for the nine months ended September 30, 2023 and 2022, yields calculated gross of derivative netting amounts.
(f)Average balances excluded $213 million and $110 million of collateral received and netted against derivative asset positions for the nine months ended September 30, 2023 and 2022, rates calculated gross of derivative netting amounts.

Rate/Volume Analysis

	Nine Months Ended
	September 30, 2023/September 30, 2022
(in millions)	Increase Due to Rate (a)	Increase (Decrease) Due to Volume (a)	Net Increase
Interest Income:
Loans	$819	$238	$1,057
Investment securities	2	28	30
Interest-bearing deposits with banks	399	(164)	235
Other short-term investments	4	4	8
Total interest income	1,224	106	1,330
Interest Expense:
Interest-bearing deposits	403	163	566
Short-term borrowings	1	331	332
Medium- and long-term debt	112	114	226
Total interest expense	516	608	1,124
Net interest income	$708	$(502)	$206
(a)Impact of additional days, other portfolio dynamics and interest rate swaps reflected as part of rate impact, rate/volume variances are allocated to variances due to volume.
Net interest income was $1.9 billion for the nine months ended September 30, 2023, an increase of $206 million compared to the nine months ended September 30, 2022. The increase in net interest income reflected higher short-term rates and $4.5 billion in loan growth, partially offset by an $11.3 billion increase in borrowings (mostly FHLB advances), a $3.3 billion decline in deposits with the Federal Reserve Bank and a shift to higher-cost deposits. Net interest margin was 3.11 percent for the nine months ended September 30, 2023, an increase of 33 basis points compared to 2.78 percent for the comparable period in 2022, mostly due to the impact of higher short-term rates, partially offset by higher-cost funding sources.
For further discussion of the effects of market rates on net interest income, refer to the "Market and Liquidity Risk" section of this financial review.
Provision for Credit Losses
The provision for credit losses was $77 million for the nine months ended September 30, 2023, compared to $27 million for the nine months ended September 30, 2022, reflecting loan growth, a moderate weakening in the economic outlook and credit migration. Net loan charge-offs were $2 million for the nine months ended September 30, 2023, compared to $21 million for the nine months ended September 30, 2022. General Middle Market net recoveries totaled $11 million for the nine months ended September 30, 2023, compared to net charge-offs of $15 million for the nine months ended September 30, 2022, which was partially offset by an increase in Business Banking net charge-offs. Provision for credit losses on lending-related commitments was a benefit of $9 million for the nine months ended September 30, 2023, compared to an expense of $18 million for the nine months ended September 30, 2022.
An analysis of the allowance for credit losses and nonperforming assets is presented under the "Credit Risk" subheading in the "Risk Management" section of this financial review.

Noninterest Income

	Nine Months Ended September 30,
(in millions)	2023	2022
Card fees	$212	$205
Fiduciary income	179	178
Service charges on deposit accounts	140	148
Capital markets income (a)	113	120
Commercial lending fees (a)	55	50
Bank-owned life insurance	36	37
Letter of credit fees	31	28
Brokerage fees	22	14
Other noninterest income (a), (b)	92	10
Total noninterest income	$880	$790
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
Noninterest income increased $90 million to $880 million, which included increases in other noninterest income, brokerage fees (higher money market funds revenue), card fees (higher processing volumes) and loan commitment fees (a component of commercial lending fees), partially offset by decreases in service charges on deposit accounts and capital markets income (customer derivative income). Other noninterest income included increases in risk management hedging income, FHLB and FRB stock dividends and deferred compensation asset returns (offset in noninterest expenses).
The following table presents certain categories included in other noninterest income on the Consolidated Statements of Comprehensive Income.

	Nine Months Ended September 30,
(in millions)	2023	2022
Risk management hedging income	$32	$—
FHLB and FRB stock dividends	24	2
Securities trading income	12	9
Insurance commissions	10	10
Deferred compensation asset returns (a)	5	(24)
All other noninterest income	9	13
Other noninterest income	$92	$10
(a)    Compensation deferred by the Corporation's officers and directors is invested based on investment selections of the officers and directors. Income earned on these assets is reported in other noninterest income and the offsetting change in deferred compensation plan liabilities is reported in salaries and benefits expense.
Noninterest Expenses

	Nine Months Ended September 30,
(in millions)	2023	2022
Salaries and benefits expense	$947	$890
Outside processing fee expense	207	188
Software expense	127	120
Occupancy expense	126	122
FDIC insurance expense	48	24
Equipment expense	36	36
Advertising expense	30	24
Other noninterest expenses	120	53
Total noninterest expenses	$1,641	$1,457
Noninterest expenses increased $184 million to $1.6 billion primarily due to increases in other noninterest expenses, salaries and benefits expense, FDIC insurance expense and outside processing fee expense. The increase in salaries and benefits expense was driven by higher deferred compensation expense (offset in other noninterest income), the impact of annual merit-based salary increases and staff additions related to strategic revenue-building and technology initiatives as well as a return to a more normalized staff vacancy rate, partially offset by a decrease in incentive compensation. Other noninterest expenses included increases in non-salary pension expense, legal fees, and litigation and regulatory-related expenses, partially offset by gains on sale of real estate.

STRATEGIC LINES OF BUSINESS
The Corporation has strategically aligned its operations into three major business segments: the Commercial Bank, the Retail Bank and Wealth Management. These business segments are differentiated based on the type of customer and the related products and services provided. In addition to the three major business segments, the Finance Division is also reported as a segment. The Other category includes items not directly associated with the business segments or the Finance segment. The performance of the business segments is not comparable with the Corporation's consolidated results and is not necessarily comparable with similar information for any other financial institution. Additionally, because of the interrelationships of the various segments, the information presented is not indicative of how the segments would perform if they operated as independent entities. Note 13 to the consolidated financial statements describes the business activities of each business segment and presents financial results of the business segments for the three- and nine-month periods ended September 30, 2023 and 2022.
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
Business Segments
The following sections present a summary of the performance of each of the Corporation's business segments for the nine months ended September 30, 2023 compared to the same period in the prior year.
Commercial Bank

	Nine Months Ended September 30,			Percent Change
(dollar amounts in millions)	2023	2022	Change
Earnings summary:
Net interest income	$1,550	$1,232	$318	26%
Provision for credit losses	80	1	79	n/m
Noninterest income	460	461	(1)	—
Noninterest expenses	757	712	45	6
Provision for income taxes	270	229	41	18
Net income	$903	$751	$152	20%
Net charge-offs	$1	$24	$(23)	(95)

Selected average balances:
Loans (a)	$46,797	$42,928	$3,869	9%
Deposits	33,204	43,733	(10,529)	(24)
(a)Included PPP loans with average balances of $17 million and $126 million for the nine months ended September 30, 2023 and 2022, respectively.
n/m - not meaningful
Average loans increased $4 billion, with increases in Commercial Real Estate, National Dealer Services and Corporate Banking. These increases were partially offset by a decrease in Mortgage Banker Finance, as the Corporation is organically exiting the Mortgage Banker Finance business, which is expected to be largely complete by year-end 2023. Average deposits decreased $11 billion, with declines in all deposit categories with the exception of savings deposits. This decline was primarily driven by decreases in noninterest-bearing and money market deposits, with the largest declines in general Middle Market

(primarily Financial Institutions and California-based Middle Market lending), Technology and Life Sciences, Business Banking, Corporate Banking, National Dealer Services and Commercial Real Estate.
The Commercial Bank's net income increased $152 million. Net interest income increased $318 million due to higher FTP crediting rates on deposits related to the increase in short-term interest rates, as well as an increase in loan income, partially offset by higher allocated net FTP charges. The provision for credit losses increased to $80 million from $1 million, reflecting increases in Commercial Real Estate, general Middle Market and Business Banking, partially offset by a decrease in Technology and Life Sciences. Net charge-offs decreased $23 million to $1 million, primarily due to net recoveries in general Middle Market, partially offset by net charge-offs in Business Banking. Noninterest income was relatively stable, while noninterest expenses increased $45 million, primarily reflecting increases in salaries and benefits expense, FDIC insurance expense, outside processing fee expense, legal fees and litigation and regulatory-related expenses.
Retail Bank

	Nine Months Ended September 30,			Percent Change
(dollar amounts in millions)	2023	2022	Change
Earnings summary:
Net interest income	$644	$464	$180	39%
Provision for credit losses	2	7	(5)	(73)
Noninterest income	89	89	—	—
Noninterest expenses	511	508	3	1
Provision for income taxes	53	9	44	n/m
Net income	$167	$29	$138	n/m
Net charge-offs (recoveries)	$—	$(1)	$1	n/m

Selected average balances:
Loans (a)	$2,223	$2,031	$192	9%
Deposits	24,394	26,890	(2,496)	(9)
(a)Included PPP loans with average balances of $4 million and $38 million for the nine months ended September 30, 2023 and 2022, respectively.
n/m - not meaningful
Average loans increased $192 million, while average deposits decreased $2.5 billion, reflecting decreases in all deposit categories with the exception of time deposits. The Retail Bank's net income increased $138 million to $167 million. Net interest income increased $180 million, primarily due to higher FTP crediting rates on deposits. Noninterest income was stable, while noninterest expenses increased by $3 million, primarily due to an increase in FDIC insurance expense, partially offset by a decrease in consulting expenses.
Wealth Management

	Nine Months Ended September 30,			Percent Change
(dollar amounts in millions)	2023	2022	Change
Earnings summary:
Net interest income	$158	$138	$20	15%
Provision for credit losses	(9)	11	(20)	n/m
Noninterest income	233	226	7	4
Noninterest expenses	297	259	38	15
Provision for income taxes	25	23	2	10
Net income	$78	$71	$7	12%
Net charge-offs (recoveries)	$1	$(2)	$3	n/m

Selected average balances:
Loans (a)	$5,256	$4,841	$415	9%
Deposits	4,200	5,520	(1,320)	(24)
(a)Included PPP loans with average balances of $10 million and $19 million for the nine months ended September 30, 2023 and 2022, respectively.
n/m - not meaningful
Average loans increased $415 million, while average deposits decreased $1.3 billion, reflecting decreases in all deposit categories with the exception of time deposits. The decrease in deposits was primarily driven by decreases in noninterest-bearing and money market deposits, most significantly in the California market. Wealth Management's net income increased $7 million to $78 million. Net interest income increased $20 million primarily due to higher FTP crediting rates on deposits.

Provision for credit losses decreased from $11 million to a benefit of $9 million. Noninterest income increased $7 million, primarily driven by investment fees, while noninterest expenses increased $38 million, reflecting increases in salaries and benefits expense, outside processing fees and consulting expenses.
Finance & Other

	Nine Months Ended September 30,			Percent Change
(dollar amounts in millions)	2023	2022	Change
Earnings summary:
Net interest expense	$(422)	$(110)	$(312)	n/m
Provision for credit losses	4	8	(4)	(53)
Noninterest income	98	14	84	n/m
Noninterest expenses	76	(22)	98	n/m
Benefit for income taxes	(104)	(32)	(72)	n/m
Net loss	$(300)	$(50)	$(250)	n/m

Selected average balances:
Loans	$—	$15	$(15)	n/m
Deposits	4,211	728	3,483	n/m
n/m - not meaningful
Average deposits, which primarily consist of centrally-managed brokered time deposits fully insured by the FDIC, increased $3.5 billion. Net loss for the Finance and Other category increased $250 million to $300 million. Net interest expense increased by $312 million, reflecting increased balances from higher-cost funding sources and the impact of interest rate swaps, both centrally managed, partly offset by favorable impacts to the Finance segment from other balance sheet dynamics. Noninterest income increased $84 million to $98 million, driven by an increase in risk management hedging income, FHLB stock dividends and a decrease in securities trading losses. Noninterest expenses increased $98 million, primarily reflecting an increase in salaries and benefits expense, non-salary pension expense, software expense and advertising expense, partially offset by gains on the sale of real estate.
The following table lists the Corporation's banking centers by geographic market.

	September 30,
	2023	2022
Michigan	176	177
Texas	115	115
California	92	92
Other Markets	25	26
Total	408	410

FINANCIAL CONDITION
Third Quarter 2023 Compared to Fourth Quarter 2022
Period-End Balances
Total assets increased $300 million to $85.7 billion, reflecting a $2.4 billion increase in interest-bearing deposits with banks (primarily deposits with the Federal Reserve Bank) and a $991 million increase in accrued income and other assets, which included increases in deferred tax assets related to the tax impact of unrealized losses on securities and derivatives, FHLB stock and receivables related to customer investment sweep activity. These increases were partially offset by a decrease of $2.7 billion in investment securities driven by Treasury maturities, paydowns on mortgage-backed securities and an increase in unrealized losses. Loans were relatively stable, with growth of $1.5 billion in Commercial Real Estate, $460 million in National Dealer Services and $237 million in Corporate Banking, offset by decreases of $1.0 billion in Mortgage Banker Finance, $629 million in general Middle Market and $509 million in Equity Fund Services. These declines reflected strategic actions, including the planned exit from the Mortgage Banker Finance business, which is expected to be mostly complete by year-end 2023, as well as increased selectivity in other lines of business.
Total liabilities increased $509 million to $80.7 billion, reflecting increases of $5.8 billion in interest-bearing deposits, $3.0 billion in medium- and long-term debt and $1.6 billion in short-term borrowings, partially offset by a decrease of $10.0 billion in noninterest-bearing deposits. The increases in short-term borrowings and medium- and long-term debt were primarily driven by FHLB advances, partially offset by $850 million in senior notes that matured in the third quarter. The increase in interest-bearing deposits was primarily due to increases in brokered time deposits and customer certificates of deposit, while the decline in noninterest-bearing deposits reflected customer diversification efforts related to banking industry disruption in the first quarter of 2023 as well as a shift in deposit mix from noninterest-bearing to interest-bearing. For additional information regarding deposits, refer to "Deposit Concentrations and Uninsured Deposits" under the "Market Risk" subheading in the "Risk Management" section of this financial review. Total shareholders' equity decreased $209 million, primarily due to the net impact of unrealized losses on investment securities available-for-sale and, to a lesser extent, its cash flow hedge portfolio, partially offset by net income.
Average Balances
Total assets increased $5.3 billion to $89.2 billion, driven by increases of $5.9 billion in interest-bearing deposits with banks and $1.6 billion in loans, partially offset by a decrease of $2.2 billion in investment securities. The following table provides information about the change in the Corporation's average loan portfolio by loan type.

	Three Months Ended			Percent Change
(dollar amounts in millions)	September 30, 2023	December 31, 2022	Change
Commercial loans	$29,721	$30,585	$(864)	(3%)
Real estate construction loans	4,294	2,978	1,316	44
Commercial mortgage loans	13,814	12,752	1,062	8
Lease financing	770	753	17	2
International loans	1,241	1,227	14	1
Residential mortgage loans	1,915	1,786	129	7
Consumer loans	2,232	2,294	(62)	(3)
Total loans	$53,987	$52,375	$1,612	3%
The $1.6 billion increase in loans was primarily driven by increases of $1.7 billion in Commercial Real Estate, $667 million in National Dealer Services and $425 million in Corporate Banking, partially offset by decreases of $502 million in Equity Fund Services and $478 million in Mortgage Banker Finance.
Total liabilities increased $5.2 billion to $83.8 billion, primarily reflecting increases of $7.3 billion in short-term borrowings, $3.4 billion in medium- and long-term debt and $5.5 billion in interest-bearing deposits, partially offset by a decrease of $10.9 billion in noninterest-bearing deposits, reflecting the impacts described above in "Period-End Balances." The decrease in deposits included decreases of $2.1 billion in general Middle Market (largest impact in the California market), $2.0 billion in both the Retail Bank and Technology and Life Sciences, $1.2 billion in Wealth Management, $992 million in Energy, $820 million in Commercial Real Estate and $544 million in Business Banking.
Capital
The following table presents a summary of changes in total shareholders' equity for the nine months ended September 30, 2023.

(in millions)
Balance at January 1, 2023		$5,181
Net income		848
Cash dividends declared on common stock		(282)
Cash dividends declared on preferred stock		(17)
Other comprehensive (loss) income, net of tax:
Investment securities	$(469)
Cash flow hedges	(336)
Defined benefit and other postretirement plans	7
Total other comprehensive loss, net of tax		(798)
Net issuance of common stock under employee stock plans		(4)
Share-based compensation		44
Balance at September 30, 2023		$4,972

The following table summarizes the Corporation's repurchase activity during the nine months ended September 30, 2023.

(shares in thousands)	Total Number of Shares Purchased as Part of Publicly Announced Repurchase Plans or Programs	Remaining Share Repurchase Authorization (a)	Total Number of Shares Purchased (b)	Average Price Paid Per Share
Total first quarter 2023	—	4,997	31	$72.78
Total second quarter 2023	—	4,997	3	42.36
July 2023	—	4,997	3	43.37
August 2023	—	4,997	—	—
September 2023	—	4,997	—	—
Total third quarter 2023	—	4,997	3	43.37
(a)Maximum number of shares that may be repurchased under the publicly announced plans or programs.
(b)Includes approximately 37,000 shares purchased pursuant to deferred compensation plans and shares purchased from employees to pay for taxes related to restricted stock vesting under the terms of an employee share-based compensation plan during the nine months ended September 30, 2023. These transactions are not considered part of the Corporation's repurchase program.
The Corporation continues to target a Common Equity Tier 1 (CET1) capital ratio of approximately 10 percent with active capital management. At September 30, 2023, the Corporation's estimated CET1 capital ratio was 10.79 percent, up from 10.00 percent at December 31, 2022. Since the inception of the Corporation's share repurchase program in 2010, a total of 97.2 million shares have been authorized for repurchase. There is no expiration date for the share repurchase program. Due to disruption in the banking industry in the first quarter, management is not currently engaged in repurchasing shares and will continue to monitor various factors, including the Corporation's earnings generation, capital needs to fund future loan growth, regulatory changes and market conditions, before resuming the share repurchase program.
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
The Corporation's capital ratios exceeded minimum regulatory requirements as follows:

	September 30, 2023		December 31, 2022
(dollar amounts in millions)	Capital/Assets	Ratio	Capital/Assets	Ratio
Common equity tier 1 (a), (b)	$8,472	10.79%	$7,884	10.00%
Tier 1 risk-based (a), (b)	8,866	11.29	8,278	10.50
Total risk-based (a)	10,329	13.16	9,817	12.45
Leverage (a)	8,866	9.60	8,278	9.55
Common shareholders' equity	4,578	5.34	4,787	5.60
Tangible common equity (b)	3,935	4.62	4,143	4.89
Risk-weighted assets (a)	78,499		78,871
(a)    September 30, 2023 capital, risk-weighted assets and ratios are estimated.
(b)    See Supplemental Financial Data section for reconciliations of non-GAAP financial measures and regulatory ratios.

The common shareholders' equity ratio decreased 26 basis points to 5.34 percent at September 30, 2023, primarily due to the net impact of unrealized losses on investment securities available-for-sale and, to a lesser extent, the Corporation's cash flow hedge portfolio. The unrealized losses in the Corporation's available-for-sale investment security portfolio, which are due to market valuations since the time of initial acquisition, are not expected to be realized. The tangible common equity ratio, which excludes goodwill and other intangible assets, decreased 27 basis points to 4.62 percent for the same reasons discussed above. Common shareholders’ equity included $4.5 billion in accumulated other comprehensive losses, with approximately $2.9 billion of those losses relating to balances recorded in total assets, comprised of valuation adjustments to available-for-sale securities and pension assets, as well as related deferred tax assets. These amounts impacted the common shareholders’ equity ratio by 495 basis points; the impact on the tangible common equity ratio using the same calculation method was 502 basis points.

Average common shareholders' equity and return on average common shareholders' equity for the three months ended September 30, 2023 was $5.0 billion and 19.50%, respectively, compared to $4.9 billion and 27.92%, respectively, for the three months ended December 31, 2022.
Basel III Endgame Framework
On July 27, 2023, the federal banking agencies issued a notice of proposed rulemaking, commonly referred to as Basel III Endgame (the Capital Proposal) that would significantly increase the capital requirements applicable to large banking organizations with total assets of $100 billion or more. The Capital Proposal would align the regulatory capital calculation and the calculation of risk-weighted assets across large banking organizations subject to the Capital Proposal and require Category III and IV banking organizations to include most components of AOCI, including net unrealized gains and losses on available-for-sale securities, in their regulatory capital ratios. The Capital Proposal is subject to a public comment period ending November 30, 2023, and, if adopted, would include a three-year transition period beginning July 1, 2025. As of September 30, 2023, the Corporation had total assets of $85.7 billion. While the Capital Proposal would not apply to the Corporation as it is currently proposed, if the Corporation becomes subject to the requirements of the Capital Proposal in the future or becomes subject to any other new laws or regulations related to capital and liquidity, such requirements could limit the Corporation’s ability to pay dividends or make share repurchases or require Comerica to reduce business levels or to raise capital, which would have a material adverse effect on the Corporation’s financial condition and results of operations.
FDIC Special Assessment
In May 2023, the FDIC issued a Notice of Proposed Rulemaking which would implement a special assessment on banks with total assets greater than $5.0 billion to recover the cost associated with protecting uninsured depositors following the closures of Silicon Valley Bank and Signature Bank. The FDIC is proposing to collect the special assessment for an estimated eight consecutive quarters beginning with the first quarter 2024. A final rule is not expected until later in 2023 after the FDIC's final deliberations have concluded. As proposed, the estimated impact of the special assessment is approximately $100 million, which is expected to be recognized upon the rule's final issuance. The ultimate impact and timing of recognition will depend on the final outcome of the ongoing FDIC deliberations.

RISK MANAGEMENT
The following updated information should be read in conjunction with the "Risk Management" section on pages F-15 through F-30 in the Corporation's 2022 Annual Report.
Credit Risk
Allowance for Credit Losses
The allowance for credit losses includes both the allowance for loan losses and the allowance for credit losses on lending-related commitments. The allowance for credit losses increased $75 million from $661 million at December 31, 2022 to $736 million at September 30, 2023.
The following table presents metrics of the allowance for credit losses and nonperforming loans.

	September 30, 2023	December 31, 2022
Allowance for credit losses as a percentage of total loans	1.38%	1.24%
Allowance for credit losses as a multiple of total nonaccrual loans	4.8x	2.8x
Allowance for credit losses as a multiple of total nonperforming loans	4.8x	2.7x
The economic forecasts informing the current expected credit loss (CECL) model project slower economic activity in the fourth quarter of 2023 and in 2024 as the cumulative effects of the Federal Reserve Bank's tightened monetary policy continue to flow through to the real economy and inflation moderates. Consumer spending is projected to soften as the support from pandemic-era savings dissipates, high inflation curbs discretionary spending and student loan payments restart, causing employers to slow the pace of hiring. Energy prices are projected to level off amid crosswinds from the Russia-Ukraine conflict, rising U.S. crude production and China's housing downturn. Residential and commercial real estate property prices are projected to decline modestly as the long and variable lags of the Federal Reserve Bank's tighter monetary policy slow credit intermediation, a headwind to real asset prices.
Downside risks to growth from strikes, a potential government shutdown, geopolitical risks and the restart of student loan payments are projected to collectively contribute to slower growth in 2024. Price pressures are forecasted to gradually dissipate as a modest margin of slack opens in the economy's productive capacity. The Federal Reserve Bank's aggressive tightening of monetary policy, including rapid increases in interest rates and reductions in the size of their balance sheet, contribute to elevated risk of a policy error and recession.
These factors shaped the 2-year reasonable and supportable forecasts used by the Corporation in its CECL estimate at September 30, 2023. The U.S. economy is projected to contract slightly in fourth quarter 2023, before returning to growth in 2024 at a pace somewhat below expectations for its longer-run average. Similarly, inflation is forecasted to converge toward the Federal Reserve Bank's target over the 2-year period. Interest rates are projected to increase in fourth quarter 2023, followed by a gradual decline as inflation slows and the Federal Reserve Bank gradually shifts to a less restrictive monetary stance. The following table summarizes select variables representative of the economic forecasts used to develop the CECL estimate at September 30, 2023.

Economic Variable	Base Forecast
Real Gross Domestic Product (GDP) growth	Slight contraction in the fourth quarter 2023 before recovering to a growth rate between 2.0 percent and 2.5 percent by the end of the forecast period.
Unemployment rate	Expected to increase to 4.6 percent by third quarter 2024 followed by a slight decline throughout 2025.
Spread of Corporate BBB bond to 10-year Treasury bond	Spread widens to 2.3 percent by second quarter 2024 before normalizing to approximately 2 percent by 2025.
Oil Prices	Prices average between $78 and $80 per barrel throughout the forecast period.
Due to the high level of uncertainty regarding conditioning assumptions used as inputs to the forecast, the Corporation evaluated a range of economic scenarios, including more benign and more severe economic forecasts. In a more severe scenario, real GDP is projected to contract through second quarter 2024, subsequently improving to a growth rate of 2.6 percent by the end of the forecast period. Other key economic variables follow a similar pattern of short-term deterioration followed by a recovery, except for unemployment levels, which remained elevated through the end of the forecast period. Selecting the more severe forecast would result in an increase in the quantitative calculation of allowance for credit losses of approximately $315 million as of September 30, 2023. However, factoring in model overlays and qualitative adjustments could result in a materially different estimate under a more severe scenario. The Corporation monitors evolving economic conditions for impacts to the allowance for credit losses.
Allowance for Loan Losses
The allowance for loan losses represents management’s estimates of current expected credit losses in the Corporation’s loan portfolio. The allowance for loan losses increased $84 million to $694 million at September 30, 2023, compared to $610 million at December 31, 2022.
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
The following table presents a summary of nonperforming assets and past due loans.

(dollar amounts in millions)	September 30, 2023	December 31, 2022
Nonaccrual loans	$154	$240
Reduced-rate loans	n/a	4
Total nonperforming loans/Total nonperforming assets	$154	$244
Nonaccrual loans as a percentage of total loans	0.29%	0.45%
Nonperforming loans as a percentage of total loans	0.29	0.46
Nonperforming assets as a percentage of total loans and foreclosed property	0.29	0.46
Loans past due 90 days or more and still accruing	$45	$23
Nonperforming assets decreased $90 million to $154 million at September 30, 2023, from $244 million at December 31, 2022. The decrease in nonperforming assets was primarily comprised of decreases of $53 million in nonaccrual business loans and $33 million in nonaccrual retail loans. Nonperforming loans were 0.29 percent of total loans at September 30, 2023, compared to 0.46 percent at December 31, 2022. For further information regarding the composition of nonaccrual loans, refer to Note 4 to the consolidated financial statements.
The following table presents a summary of changes in nonaccrual loans.

	Three Months Ended
(in millions)	September 30, 2023	June 30, 2023	March 31, 2023
Balance at beginning of period	$186	$221	$240
Loans transferred to nonaccrual (a)	14	17	9
Nonaccrual loan gross charge-offs	(14)	(11)	(12)
Loans transferred to accrual status (a)	(7)	—	(7)
Nonaccrual loans sold	—	(3)	(1)
Payments/other (b)	(25)	(38)	(8)
Balance at end of period	$154	$186	$221
(a)Based on an analysis of nonaccrual loans with book balances greater than $2 million.
(b)Includes net changes related to nonaccrual loans with balances less than or equal to $2 million, payments on nonaccrual loans with book balances greater than $2 million and transfers of nonaccrual loans to foreclosed property.
There were three borrowers with a balance greater than $2 million, totaling $14 million, transferred to nonaccrual status in third quarter 2023, compared to four borrowers totaling $17 million in second quarter 2023 and three borrowers totaling $9 million in first quarter 2023. For further information about the composition of loans transferred to nonaccrual during third quarter 2023, refer to the nonaccrual information by industry category table below.
The following table presents the composition of nonaccrual loans by balance and the related number of borrowers at September 30, 2023 and December 31, 2022.

	September 30, 2023		December 31, 2022
(dollar amounts in millions)	Number of Borrowers	Balance	Number of Borrowers	Balance
Under $2 million	446	$50	475	$60
$2 million - $5 million	10	33	14	46
$5 million - $10 million	6	42	8	58
$10 million - $25 million	2	29	5	76
Total	464	$154	502	$240

The following table presents a summary of nonaccrual loans at September 30, 2023 as well as loans transferred to nonaccrual and net loan charge-offs (recoveries) for the three months ended September 30, 2023, based on North American Industry Classification System (NAICS) categories.

(dollar amounts in millions)	September 30, 2023		Three Months Ended September 30, 2023
	Nonaccrual Loans		Loans Transferred to Nonaccrual (a)		Net Loan Charge-Offs (Recoveries)
Industry Category
Manufacturing	$30	20%	$—	—%	$4
Real Estate & Home Builders	20	13	—	—	—
Residential Mortgage	19	12	—	—	—
Transportation & Warehousing	17	11	—	—	—
Information & Communication	14	9	7	51	—
Services	9	6	—	—	2
Management of Companies and Enterprises	8	5	4	26	—
Arts, Entertainment & Recreation	6	4	—	—	—
Mining, Quarrying and Oil & Gas Extraction	6	4	—	—	(1)
Wholesale Trade	3	2	—	—	—
Health Care & Social Assistance	2	1	—	—	—
Other (b)	20	13	3	23	1
Total	$154	100%	$14	100%	$6
(a)Based on an analysis of nonaccrual loans with book balances greater than $2 million.
(b)Consumer, excluding residential mortgage and certain personal purpose nonaccrual loans and net charge-offs, are included in the Other category.
Loans past due 90 days or more and still accruing interest generally represent loans that are well-collateralized and in the process of collection. Loans past due 90 days or more increased $22 million to $45 million at September 30, 2023, compared to $23 million at December 31, 2022. Loans past due 30-89 days decreased $152 million to $226 million at September 30, 2023, compared to $378 million at December 31, 2022. Loans past due 30 days or more and still accruing interest as a percentage of total loans were 0.51 percent and 0.75 percent at September 30, 2023 and December 31, 2022, respectively. An aging analysis of loans included in Note 4 to the consolidated financial statements provides further information about the balances comprising past due loans.
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

(dollar amounts in millions)	September 30, 2023	June 30, 2023	December 31, 2022
Total criticized loans	$2,290	$2,048	$1,572
As a percentage of total loans	4.3%	3.7%	2.9%
The $718 million increase in criticized loans during the nine months ended September 30, 2023 was primarily driven by Commercial Real Estate and general Middle Market.
Concentrations of Credit Risk
Concentrations of credit risk may exist when a number of borrowers are engaged in similar activities, or activities in the same geographic region, and have similar economic characteristics that would cause them to be similarly impacted by changes in economic or other conditions. The Corporation has concentrations of credit risk with the commercial real estate and automotive industries. All other industry concentrations, as defined by management, individually represented less than 10 percent of total loans at September 30, 2023.

Commercial Real Estate Lending
At September 30, 2023, the Corporation's commercial real estate portfolio represented 34 percent of total loans. The following table summarizes the Corporation's commercial real estate loan portfolio by loan category.

	September 30, 2023			December 31, 2022
(in millions)	Commercial Real Estate business line (a)	Other (b)	Total	Commercial Real Estate business line (a)	Other (b)	Total
Real estate construction loans	$4,015	$530	$4,545	$2,505	$600	$3,105
Commercial mortgage loans	4,832	8,889	13,721	4,681	8,625	13,306
Total commercial real estate	$8,847	$9,419	$18,266	$7,186	$9,225	$16,411
(a)Primarily loans to real estate developers.
(b)Primarily loans secured by owner-occupied real estate.
The Corporation limits risk inherent in its commercial real estate lending activities by monitoring borrowers directly involved in the commercial real estate markets and adhering to conservative policies on loan-to-value ratios for such loans. Commercial real estate loans, consisting of real estate construction and commercial mortgage loans, totaled $18.3 billion at September 30, 2023. Commercial real estate loans made to borrowers in the Commercial Real Estate business line, which includes loans to real estate developers, totaled $8.8 billion, or 48 percent of total commercial real estate loans, an increase of $1.7 billion compared to December 31, 2022. The Commercial Real Estate business line at September 30, 2023 was predominantly secured by multi-family and industrial properties, comprising 45% and 34% of the portfolio, respectively, with only 6% secured by office properties. Commercial real estate loans in other business lines totaled $9.4 billion, or 52 percent of total commercial real estate loans, at September 30, 2023, an increase of $194 million compared to December 31, 2022. These loans consisted primarily of owner-occupied commercial mortgages, which bear credit characteristics similar to non-commercial real estate business loans. Generally, loans previously reported as real estate construction are classified as commercial mortgage loans upon receipt of a certificate of occupancy.
The real estate construction loan portfolio primarily contains loans made to long-tenured customers with satisfactory completion experience. Criticized real estate construction loans in the Commercial Real Estate business line were $61 million at September 30, 2023, compared to none at December 31, 2022. In other business lines, criticized real estate construction loans totaled $11 million at September 30, 2023, compared to $3 million at December 31, 2022.
For the three month periods ended September 30, 2023 and June 30, 2023, as well as the nine months ended September 30, 2023, there were no net charge-offs of real estate construction loans, while net charge-offs totaled $1 million for the nine months ended September 30, 2022.
Commercial mortgage loans are loans where the primary collateral is a lien on any real property and are primarily loans secured by owner-occupied real estate. Real property is generally considered primary collateral if the value of that collateral represents more than 50 percent of the commitment at loan approval. Loans in the commercial mortgage portfolio generally mature within three to five years. Criticized commercial mortgage loans in the Commercial Real Estate business line totaled $374 million and $16 million at September 30, 2023 and December 31, 2022, respectively, with the increase primarily in multi-family properties. In other business lines, $245 million and $151 million of commercial mortgage loans were criticized at September 30, 2023 and December 31, 2022, respectively.
Commercial mortgage net charge-offs were $1 million for the three months ended September 30, 2023 compared to net recoveries of $1 million for the three months ended June 30, 2023, and none for the nine months ended September 30, 2023 and 2022.
Automotive Lending - Dealer
The following table presents a summary of dealer loans.

	September 30, 2023		December 31, 2022
(in millions)	Loans Outstanding	Percent of Total Loans	Loans Outstanding	Percent of Total Loans
Dealer:
Floor plan	$1,860		$1,379
Other	3,967		3,988
Total dealer	$5,827	10.9%	$5,367	10.1%
Substantially all dealer loans are in the National Dealer Services business line and primarily include floor plan financing and other loans to automotive dealerships. Floor plan loans, included in commercial loans in the Consolidated

Balance Sheets, totaled $1.9 billion at September 30, 2023, an increase of $481 million compared to $1.4 billion at December 31, 2022, as a result of new relationships. Other loans to automotive dealers in the National Dealer Services business line totaled $4.0 billion, including $2.3 billion of owner-occupied commercial real estate mortgage loans, at both September 30, 2023 and December 31, 2022.
There were no nonaccrual dealer loans at both September 30, 2023 and December 31, 2022. Additionally, there were no net charge-offs of dealer loans during the three months ended September 30, 2023 and June 30, 2023, or in the nine months ended September 30, 2023 and 2022.
Automotive Lending - Production
The following table presents a summary of loans to borrowers involved with automotive production.

	September 30, 2023		December 31, 2022
(in millions)	Loans Outstanding	Percent of Total Loans	Loans Outstanding	Percent of Total Loans
Production:
Domestic	$815		$797
Foreign	322		271
Total production	$1,137	2.1%	$1,068	2.0%
Loans to borrowers involved with automotive production, primarily Tier 1 and Tier 2 suppliers, totaled $1.1 billion at both September 30, 2023 and December 31, 2022. These borrowers have faced, and could face in the future, financial difficulties due to disruptions in auto production, issues with supply chains and logistics operations and impacts resulting from labor union strikes. As such, management continues to monitor this portfolio.
Nonaccrual loans to borrowers involved with automotive production totaled $3 million and $5 million at September 30, 2023 and December 31, 2022, respectively. There were no automotive production loan net charge-offs during the three months ended September 30, 2023 and June 30, 2023, while net charge-offs for the three months ended September 30, 2022 totaled $2 million. There were also no loan net charge-offs during the nine months ended September 30, 2023, compared to $2 million for the nine months ended September 30, 2022.
Residential Real Estate Lending
At September 30, 2023, residential real estate loans represented 7 percent of total loans. The following table summarizes the Corporation's residential mortgage and home equity loan portfolios by geographic market.

	September 30, 2023				December 31, 2022
(dollar amounts in millions)	Residential Mortgage Loans	% of Total	Home Equity Loans	% of Total	Residential Mortgage Loans	% of Total	Home Equity Loans	% of Total
Geographic market:
Michigan	$560	29%	$454	26%	$497	27%	$487	27%
California	874	46	886	50	866	48	852	48
Texas	271	14	341	19	258	14	354	20
Other Markets	200	11	83	5	193	11	83	5
Total	$1,905	100%	$1,764	100%	$1,814	100%	$1,776	100%
Residential real estate loans, which consist of traditional residential mortgages and home equity loans and lines of credit, totaled $3.7 billion at September 30, 2023. The residential real estate portfolio is principally located within the Corporation's primary geographic markets. Substantially all residential real estate loans past due 90 days or more are placed on nonaccrual status, and substantially all junior lien home equity loans that are current or less than 90 days past due are placed on nonaccrual status if full collection of the senior position is in doubt. At no later than 180 days past due, such loans are charged off to current appraised values less costs to sell.
Residential mortgages totaled $1.9 billion at September 30, 2023, and were primarily larger, variable-rate mortgages originated and retained for certain private banking relationship customers. Of the $1.9 billion of residential mortgage loans outstanding, $19 million were on nonaccrual status at September 30, 2023, a decrease of $34 million compared to December 31, 2022. The home equity portfolio totaled $1.8 billion at September 30, 2023, of which 96 percent was outstanding under primarily variable-rate, interest-only home equity lines of credit, 3 percent were in amortizing status and 1 percent were closed-end home equity loans. Of the $1.8 billion of home equity loans outstanding, $17 million were on nonaccrual status at September 30, 2023. A majority of the home equity portfolio was secured by junior liens at September 30, 2023.

Energy Lending
The Corporation has a portfolio of Energy loans that are included entirely in commercial loans in the Consolidated Balance Sheets. Customers in the Corporation's Energy business line are engaged in exploration and production (E&P) and midstream. E&P generally includes such activities as searching for potential oil and gas fields, drilling exploratory wells and operating active wells. Commitments to E&P borrowers are generally subject to semi-annual borrowing base re-determinations based on a variety of factors including updated prices (reflecting market and competitive conditions), energy reserve levels and the impact of hedging. The midstream sector is generally involved in the transportation, storage and marketing of crude and/or refined oil and gas products. Approximately 95% of loans in the Energy business line are Shared National Credits (SNC), which are facilities greater than or equal to $100 million shared by three or more federally supervised institutions, reflecting the Corporation's focus on larger middle market companies that have financing needs that generally exceed internal individual borrower credit risk limits. The Corporation seeks to develop full relationships with SNC borrowers.
The following table summarizes information about loans in the Corporation's Energy business line.

	September 30, 2023				December 31, 2022
(dollar amounts in millions)	Outstandings		Nonaccrual	Criticized (a)	Outstandings		Nonaccrual	Criticized (a)
Exploration and production (E&P)	$1,127	78%	$6	$6	$1,162	82%	$7	$12
Midstream	310	22	—	—	253	18	—	—
Total Energy business line	$1,437	100%	$6	$6	$1,415	100%	$7	$12
(a)    Includes nonaccrual loans.
Loans in the Energy business line totaled $1.4 billion, or less than 3 percent of total loans, at September 30, 2023, an increase of $22 million compared to December 31, 2022. Total exposure, including unused commitments to extend credit and letters of credit, was $3.4 billion at September 30, 2023 (a utilization rate of 42 percent) and $3.4 billion at December 31, 2022 (a utilization rate of 43 percent). Nonaccrual Energy loans were $6 million and $7 million at September 30, 2023 and December 31, 2022, respectively. Criticized Energy loans at September 30, 2023 decreased $6 million from December 31, 2022 to $6 million. E&P included $27 million and $13 million at September 30, 2023 and December 31, 2022, respectively, related to the Corporation's legacy energy services customers that provide products and services primarily to the E&P sector.
Energy net recoveries were $1 million for the three months ended September 30, 2023 compared to none for the three months ended June 30, 2023, while Energy net recoveries were $1 million for the nine months ended September 30, 2023 compared to net charge-offs of $3 million for the nine months ended September 30, 2022.
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
The following tables summarize information about HR C&I loans, which represented 6 percent of total loans at both September 30, 2023 and December 31, 2022.

(in millions)	September 30, 2023	December 31, 2022
Outstandings	$3,091	$3,120
Criticized	386	393
There were no net charge-offs of leveraged loans during the three months ended September 30, 2023 and June 30, 2023, and $1 million for the nine months ended September 30, 2023 compared to $21 million for the nine months ended September 30, 2022.

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
The Corporation performs monthly liquidity stress testing to evaluate its ability to meet funding needs in hypothetical stressed environments. Such environments cover a series of scenarios, including both idiosyncratic and market-wide in nature, which vary in terms of duration and severity. Recent events have created greater uncertainty with respect to normal deposit patterns. Following the March 2023 banking industry disruption, the Corporation activated its contingency funding plan by increasing its cash position through wholesale funding channels and brokered deposits. The Corporation's evaluation as of September 30, 2023 projected that sufficient sources of liquidity were available under each series of events.
In addition to assessing liquidity risk on a consolidated basis, Corporate Treasury also monitors the parent company's liquidity and has established liquidity coverage requirements for meeting expected obligations without the support of additional dividends from subsidiaries. ALCO's policy on liquidity risk management requires the parent company to maintain sufficient liquidity to meet expected cash obligations, such as debt service, dividend payments and normal operating expenses, over a period of no less than 12 months. The Corporation had liquid assets of $1.5 billion on an unconsolidated basis at September 30, 2023.
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
Interest Rate Risk
Net interest income is the primary source of revenue for the Corporation. Interest rate risk arises in the normal course of business due to differences in the repricing and cash flow characteristics of assets and liabilities, primarily through the Corporation's core business activities of extending loans and acquiring deposits. The Corporation's balance sheet is predominantly characterized by floating-rate loans funded by core deposits. Including the impact of interest rate swaps converting floating-rate loans to fixed, the Corporation's loan composition at September 30, 2023 was 50 percent fixed-rate, 41 percent overnight to 30-day rate (primarily BSBY and SOFR), 6 percent 90-day and greater rates and 3 percent prime. The composition of the loan portfolio creates sensitivity to interest rate movements due to the imbalance between the faster repricing of the floating-rate loan portfolio versus deposit products. In addition, the growth and/or contraction in the Corporation's loans and deposits may lead to changes in sensitivity to interest rate movements in the absence of mitigating actions. Examples of such actions are purchasing fixed-rate investment securities, which provide liquidity to the balance sheet and act to mitigate the inherent interest rate sensitivity, as well as hedging with interest rate swaps and options. Other mitigating factors include interest rate floors on a portion of the loan portfolio.
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

Sensitivity of Net Interest Income to Changes in Interest Rates
The analysis of the impact of changes in interest rates on net interest income under various interest rate scenarios is management's principal risk management technique. Management models a base-case net interest income under an unchanged interest rate environment using a static balance sheet and generates sensitivity scenarios by changing certain model assumptions. Each scenario includes assumptions such as loan growth, investment security prepayment levels, depositor behavior and overall balance sheet mix and growth which are in line with historical patterns. Changes in actual economic activity may result in a materially different interest rate environment as well as a balance sheet structure that is different from the changes management included in its simulation analysis. Model assumptions in the sensitivity scenarios at September 30, 2023 included for the rising rate scenario, a modest increase in loan balances and a moderate decrease in deposit balances, and for the declining rate scenario, a modest decrease in loan balances and a moderate increase in deposit balances. In addition, both scenarios assumed loan spreads held at current levels, an incremental interest-bearing deposit beta of approximately 38%, no reinvestment of securities portfolio cash flows and no additions to interest rate swaps.
The average balance of the securities portfolio included in the analysis was $16.9 billion for the three months ended September 30, 2023 with an average yield of 2.10% and effective duration of 5.7 years.
The table below details components of the cash flow hedge portfolio at September 30, 2023.

	Cash Flow Hedges
(dollar amounts in millions)	Notional Amount	Weighted Average Yield	Years to Maturity (a)
Swaps under contract at September 30, 2023 (b)	$25,100	2.48%	4.1
Weighted average notional active per period:
Full year 2023	22,372	2.38	3.7
Full year 2024	23,575	2.50	4.2
Full year 2025	22,973	2.57	4.4
(a)Years to maturity calculated from a starting date of September 30, 2023.
(b)Includes forward starting swaps of $1.3 billion starting in 2023 and $2.0 billion starting in 2024. Excluding forward starting swaps, the weighted average yield was 2.38%.
The analysis also includes interest rate swaps that convert $6.3 billion of fixed-rate medium- and long-term debt and FHLB advances to variable rates through fair value hedges. Additionally, included in this analysis are $16.3 billion of loans that were subject to an average interest rate floor of 50 basis points at September 30, 2023. This base-case net interest income is then compared against interest rate scenarios in which short-term rates rise or decline 100 basis points (with a floor of zero percent) in a linear, parallel fashion from the base case over 12 months, resulting in an average change of 50 basis points over the period.
The table below, as of September 30, 2023 and December 31, 2022, displays the estimated impact on net interest income during the next 12 months by relating the base case scenario results to those from the rising and declining rate scenarios described above.

Estimated Annual Change
	September 30, 2023			December 31, 2022
(dollar amounts in millions)	Amount	%		Amount	%
Change in Interest Rates:			Change in Interest Rates:
Rising 100 basis points	$9	—%	Rising 100 basis points	$10	—%
(50 basis points on average)			(50 basis points on average)
Declining 100 basis points	(17)	(1)	Declining 100 basis points	(72)	(2)
(50 basis points on average)			(50 basis points on average)
Sensitivity to declining interest rates decreased from December 31, 2022 to September 30, 2023 resulting from a decline in non-maturity deposits, partially offset by an increase in time deposits. Sensitivity to rising interest rates at September 30, 2023 remained relatively stable compared to December 31, 2022, resulting from refinements to modeled deposit runoff following the change in balance sheet mix that occurred during the year.
At September 30, 2023, additional sensitivity scenarios applied the rising and declining 100 basis point scenario assumptions with a 55% incremental deposit beta relative to the base case scenario to assess the impact of the Corporation's deposit beta assumptions. In these rising and declining scenarios, net interest income decreased by $25 million and increased by $3 million, respectively, due to a more rapid repricing pace compared to the standard model assumptions. All scenarios presented for September 30, 2023 reflected a change in balance sheet composition following the March 2023 banking industry disruption, as the balance sheet maintained a higher concentration of cash as well as increased wholesale funding and brokered deposits, which contributed to the decrease in net interest income in all scenarios presented.
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
The table below, as of September 30, 2023 and December 31, 2022, displays the estimated impact on the economic value of equity from the interest rate scenario described above.

	September 30, 2023			December 31, 2022
(dollar amounts in millions)	Amount	%		Amount	%
Change in Interest Rates:			Change in Interest Rates:
Rising 100 basis points	$(522)	(4%)	Rising 100 basis points	$(417)	(3%)
Declining 100 basis points	720	6	Declining 100 basis points	627	4
The negative sensitivity of the economic value of equity to rising rates increased from December 31, 2022 to September 30, 2023 due to deposit runoff, partially offset by a declining notional amount of cash flow swaps and a smaller securities portfolio. Sensitivity to declining rates increased the economic value of equity due to the same factors.
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
As of September 30, 2023, substantially all of the Corporation's LIBOR exposure was remediated and remaining LIBOR-based contracts are expected to transition to other reference rates at their next repricing dates.
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
At September 30, 2023, the Bank had pledged real estate-related loans totaling $21.6 billion and investment securities totaling $6.4 billion to the FHLB, which provided for up to $17.3 billion of collateralized borrowing with the FHLB.
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
At September 30, 2023, the Bank had pledged loans totaling $24.6 billion and investment securities totaling $7.5 billion to the FRB, which provided for up to $20.3 billion and $9.6 billion of collateralized borrowing through the discount window and BTFP program, respectively. Total available collateralized borrowings with the FRB totaled $29.9 billion at September 30, 2023.
The table below details the Corporation's sources of available liquidity at September 30, 2023.

(dollar amounts in millions)	Total Capacity	Borrowings Outstanding	Available Liquidity
Cash on deposit with FRB (a)			$6,674
FHLB	$17,310	$8,800	8,510
FRB:
BTFP	9,579	—	9,579
Discount Window	20,307	—	20,307
Total available liquidity			$45,070
(a) Included in interest-bearing deposits with banks on the Consolidated Balance Sheet.
The Corporation may also use brokered deposits and external debt as additional sources of funding, and maintains a shelf registration statement with the Securities and Exchange Commission through which it may issue securities.The ability of the Corporation and the Bank to raise unsecured funding at competitive rates is impacted by rating agencies' views of the credit quality, liquidity, capital, earnings and other relevant factors related to the Corporation and the Bank. As of September 30, 2023, the three major rating agencies had assigned the following ratings to long-term senior unsecured obligations of the Corporation and the Bank, as well as long-term deposits at the Bank. A security rating is not a recommendation to buy, sell, or hold securities and may be subject to revision or withdrawal at any time by the assigning rating agency. Each rating should be evaluated independently of any other rating.

	Debt Ratings			Deposit Ratings
	Comerica Incorporated	Comerica Bank		Comerica Bank
September 30, 2023	Rating	Rating	Outlook	Rating
Moody’s Investors Service	Baa1	Baa1	Negative	A1
Fitch Ratings (a)	A-	A-	Stable	A
Standard and Poor’s	BBB	BBB+	Stable	not rated
(a) In October 2023, Fitch Ratings Inc. affirmed the Corporation and Bank's debt ratings as A- and changed the outlook to Negative, noting relatively higher usage of brokered deposits and wholesale funding. For additional information, see the rating discussion within "Item 1A. Risk Factors".
Deposit Concentrations and Uninsured Deposits
The Corporation's focus is commercial customers, and accordingly, it has a larger percentage of uninsured deposits relative to financial institutions with a higher consumer focus. These deposits are well-diversified between geographies, industries and customers. At September 30, 2023, the Retail Banking and general Middle Market segments, both highly diversified and granular, accounted for 36% and 27% of the total deposit base, respectively. Corporate Banking and Technology and Life Sciences comprised 6% and 5% each of total deposits, respectively, which were the largest deposit concentrations of the more specialized business lines.
Uninsured deposits are defined as the portion of deposit accounts in U.S. offices that exceed the FDIC insurance limit and amounts in any other uninsured investment or deposit account that are classified as deposits and are not subject to any federal or state deposit insurance regimes.

	September 30, 2023		December 31, 2022
(Dollar amount in millions)	Amount	Percentage of total deposits	Amount	Percentage of total deposits
Total uninsured deposits, as calculated per regulatory guidelines	$31,476	47%	$45,492	64%
Less: affiliate deposits	(4,088)		(4,458)
Total uninsured deposits, excluding affiliate deposits	$27,388	41%	$41,034	57%
Time deposits otherwise uninsured, which consist of foreign office time deposits, totaled $5 million at September 30, 2023 and all mature in three months or less. Collateralized deposits, consisting of trust deposits as well as deposits of public entities and state and local government agencies, totaled $317 million at September 30, 2023, compared to $843 million at December 31, 2022.

CRITICAL ACCOUNTING ESTIMATES
The Corporation’s consolidated financial statements are prepared based on the application of accounting policies, the most significant of which are described in Note 1 to the consolidated financial statements included in the Corporation's 2022 Annual Report. These policies require numerous estimates and strategic or economic assumptions, which may prove inaccurate or subject to variations. Changes in underlying factors, assumptions or estimates could have a material impact on the Corporation’s future financial condition and results of operations. At December 31, 2022, the most critical of these estimates related to the allowance for credit losses, fair value measurement, pension plan accounting and income taxes. These estimates were reviewed with the Audit Committee of the Corporation’s Board of Directors and are discussed more fully on pages F-31 through F-34 in the Corporation's 2022 Annual Report. Below is an addition to the critical accounting estimates disclosed in the Corporation's 2022 Annual Report.
GOODWILL
Goodwill is initially recorded as the excess of the purchase price over the fair value of net assets acquired in a business combination and is subsequently evaluated at least annually for impairment. Goodwill impairment testing is performed at the reporting unit level, equivalent to a business segment or one level below. The Corporation has three reporting units: the Commercial Bank, the Retail Bank and Wealth Management. At September 30, 2023 and December 31, 2022, goodwill totaled $635 million, including $473 million allocated to the Commercial Bank, $101 million allocated to the Retail Bank and $61 million allocated to Wealth Management.
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
During the third quarter of 2023, the Corporation elected to perform a quantitative impairment analysis. The estimated fair values of the reporting units were determined using a blend of two commonly used valuation techniques: the market approach and the income approach. For the market approach, valuations of reporting units considered a combination of earnings and equity multiples from companies with characteristics similar to the reporting unit. Since the fair values determined under the market approach are representative of noncontrolling interests, the valuations incorporated a control premium. For the income approach, estimated future cash flows were derived from internal forecasts and economic expectations for each reporting unit. In the short- and mid-term, forecasts incorporated current economic conditions and impacts of expected monetary policy decisions by the Federal Reserve Bank. Long-term projections reflected normalized rate and credit environments, as well as a long-term rate of return for each reporting unit. Projections were discounted using an applicable discount rate to calculate the fair value. The discount rate was based on the imputed cost of equity capital for each reporting unit, which incorporates the risk-free rate of return, a market equity risk premium, potential stock volatility and a size risk premium. The discount rate further reflected the uncertainty of current economic conditions and potential impacts to the forecasted financial information.
The combined fair value of all units was compared to the Corporation's market capitalization for reasonableness. At the conclusion of the quantitative impairment test in the third quarter 2023, the estimated fair values of all reporting units substantially exceeded their carrying amounts, including goodwill. The Corporation performed a hypothetical sensitivity analysis to evaluate the impact to the estimated fair value of each reporting unit from an adverse change in the discount rate. A 100 basis point increase in the discount rate would result in the fair value of each reporting unit to continue to substantially exceed its carrying value.
The Corporation continues to monitor economic conditions that could significantly impact the impairment analysis and result in future goodwill impairment charges that, if incurred, could have a material adverse effect on the Corporation's results of operations in the period such charges are recognized. Additionally, any new legislative or regulatory changes not anticipated in management's expectations may cause the fair value of one or more of the reporting units to fall below the carrying value, resulting in a goodwill impairment charge. Any impairment charge would not affect the Corporation's regulatory capital ratios, tangible common equity ratio or liquidity position.

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

(dollar amounts in millions, except per share data)	September 30, 2023	December 31, 2022
Common Equity Tier 1 Capital (a):
Tier 1 capital	$8,866	$8,278
Less:
Fixed-rate reset non-cumulative perpetual preferred stock	394	394
Common equity tier 1 capital	$8,472	$7,884
Risk-weighted assets	$78,499	$78,871
Tier 1 capital ratio	11.29%	10.50%
Common equity tier 1 capital ratio	10.79	10.00
Tangible Common Equity Ratio:
Total shareholders' equity	$4,972	$5,181
Less:
Fixed-rate reset non-cumulative perpetual preferred stock	394	394
Common shareholders' equity	$4,578	$4,787
Less:
Goodwill	635	635
Other intangible assets	8	9
Tangible common equity	$3,935	$4,143
Total assets	$85,706	$85,406
Less:
Goodwill	635	635
Other intangible assets	8	9
Tangible assets	$85,063	$84,762
Common equity ratio	5.34%	5.60%
Tangible common equity ratio	4.62	4.89
Tangible Common Equity per Share of Common Stock:
Common shareholders' equity	$4,578	$4,787
Tangible common equity	3,935	4,143
Shares of common stock outstanding (in millions)	132	131
Common shareholders' equity per share of common stock	$34.73	$36.55
Tangible common equity per share of common stock	29.85	31.62
(a)September 30, 2023 ratios are estimated.
Total uninsured deposits as calculated per regulatory guidance and reported on schedule RC-O of the Bank’s Call Report include affiliate deposits, which by definition have a different risk profile than other uninsured deposits. The amounts presented below remove affiliate deposits from the total uninsured deposits number. The Corporation believes that the presentation of uninsured deposits adjusted for the impact of affiliate deposits provides enhanced clarity of uninsured deposits at risk.

(dollar amounts in millions)	September 30, 2023	December 31, 2022
Uninsured Deposits:
Total uninsured deposits, as calculated per regulatory guidelines	$31,476	$45,492
Less:
Affiliate deposits	(4,088)	(4,458)
Total uninsured deposits, excluding affiliate deposits	$27,388	$41,034

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
Rating agencies regularly evaluate Comerica, and their ratings are based on a number of factors, including Comerica's financial strength as well as factors not entirely within its control, such as conditions affecting the financial services industry generally. Since the recent banking industry disruption, Moody's has lowered the macro profile of the U.S. banking system to "Strong +" from "Very Strong -", reflecting general concern around the banking industry as a whole. In April 2023, Moody's downgraded the Corporation and Bank's credit ratings by one notch to Baa1 from A3 and changed the Corporation and Bank's outlooks to Negative related to uncertainty in the banking industry following the collapse of Silicon Valley Bank, Signature Bank and First Republic Bank and the subsequent impacts. In August 2023, Standard & Poor's downgraded the Corporation and Bank's credit ratings by one notch to BBB from BBB+ for the Corporation and to BBB+ from A- for the Bank, reaffirming their outlooks at Stable. In addition, in October 2023, Fitch changed the Corporation's and the Bank's outlooks to Negative, noting relatively higher usage of brokered deposits and wholesale funding.
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

ITEM 5. Other Information
No director or officer (as defined in Rule 16a-1(f) of the Exchange Act) of the Corporation adopted, modified, or terminated any Rule 10b5-1 trading arrangement or any non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K) during the quarter ended September 30, 2023, except as may be noted below.

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

101
Financial statements from Quarterly Report on Form 10-Q of the Corporation for the quarter ended September 30, 2023, formatted in Inline XBRL: (i) the Consolidated Balance Sheets (unaudited), (ii) the Consolidated Statements of Comprehensive Income (unaudited), (iii) the Consolidated Statements of Changes in Shareholders' Equity (unaudited), (iv) the Consolidated Statements of Cash Flows (unaudited) and (v) the Notes to Consolidated Financial Statements (unaudited).

104	The cover page from the Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, formatted in Inline XBRL (included in Exhibit 101).

*	The certification attached as Exhibit 32 is not deemed “filed” with the SEC and is not to be incorporated by reference into any filing of the Corporation under the Securities Act of 1933, as amended, or the Exchange Act, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMERICA INCORPORATED
(Registrant)

/s/ Mauricio A. Ortiz
Mauricio A. Ortiz
Executive Vice President,
Chief Accounting Officer,
Controller and
Duly Authorized Officer
Date: October 30, 2023