Form 10-K
period 2023-12-31
COMERICA INC /NEW/
filed 2024-02-28
CIK 28412

    UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2023
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
(833) 571-0486
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in this filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that require a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
At June 30, 2023 (the last business day of the registrant’s most recently completed second fiscal quarter), the registrant’s common stock, $5 par value, held by non-affiliates had an aggregate market value of approximately $5.5 billion based on the closing price on the New York Stock Exchange on that date of $42.36 per share. For purposes of this Form 10-K only, it has been assumed that all common shares

Comerica’s Trust Department holds for Comerica’s employee plans, and all common shares the registrant’s directors and executive officers hold, are shares held by affiliates.
At February 26, 2024, the registrant had outstanding 132,489,667 shares of its common stock, $5 par value.
Documents Incorporated by Reference:
Part III: Items 10-14 and Part II Item 5 as to "Equity Compensation Plan Information" —Proxy Statement for the Annual Meeting of Shareholders to be held April 23, 2024.

PART I
Item 1. Business.
GENERAL
Comerica Incorporated (“Comerica”) is a financial services company, incorporated under the laws of the State of Delaware in 1973, and headquartered in Dallas, Texas. Based on total assets as reported in the most recently filed Consolidated Financial Statements for Bank Holding Companies (FR Y-9C), it was among the 25 largest commercial United States (“U.S.”) financial holding companies. As of December 31, 2023, Comerica owned directly or indirectly all the outstanding common stock of 2 active banking subsidiaries (Comerica Bank, a Texas banking association, and Comerica Bank & Trust, National Association) as well as non-banking subsidiaries. At December 31, 2023, Comerica had total assets of approximately $85.8 billion, total deposits of approximately $66.8 billion, total loans of approximately $52.1 billion and shareholders’ equity of approximately $6.4 billion.
Comerica has strategically aligned its operations into three major business segments: the Commercial Bank, the Retail Bank, and Wealth Management. In addition to the three major business segments, Finance is also reported as a segment.
Comerica operates in five primary geographic markets - Texas, California, Michigan, Arizona and Florida - and secondarily in several mountain, southeastern, and other states, and in Canada and Mexico.
In 2023, Comerica announced a strategic relationship with Ameriprise to become Comerica’s new investment program provider. As such, Comerica transitioned support of specific insurance, brokerage and investment advisory activities to Ameriprise. The new name representing this strategic relationship is Comerica Financial Advisors, powered by Ameriprise Financial.
We provide information about the net interest income and noninterest income we received from our various classes of products and services: (1) under the caption, “Analysis of Net Interest Income” in the Financial Section of this report; (2) under the caption “Rate/Volume Analysis” in the Financial Section of this report; and (3) under the caption “Noninterest Income” in the Financial Section of this report.
COMPETITION
The financial services business is highly competitive. Comerica and its subsidiaries mainly compete in their primary and secondary geographic markets, and also compete throughout the continental U.S., Mexico and Canada as they pursue certain businesses on a national scale that fall outside of the primary markets, such as U.S. Banking, Mortgage Banker, Environmental Services and National Dealer Services. They have strategically placed offices in faster growing markets where there is a concentration of customers and industries they serve. Comerica has established commercial offices in North Carolina and South Carolina, private banking offices in Georgia and made investments in the Mountain West region of the United States.
Comerica is subject to competition with respect to various products and services, including, without limitation, commercial products such as loans and lines of credit, deposits, cash management (including payments solutions and card services), capital markets, international trade finance, letters of credit, foreign exchange management and loan syndications; consumer products such as loans, deposits and origination of mortgage loans and credit cards; and wealth management services such as comprehensive financial planning, trust and fiduciary services, investment management and advisory, brokerage, private banking, and business transition planning services.
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
SUPERVISION AND REGULATION
Banks, bank holding companies, and other financial institutions are highly regulated at both the state and federal level. Comerica is subject to supervision and regulation at the federal level by the Board of Governors of the Federal Reserve System through the Federal Reserve Bank of Dallas (“FRB”) pursuant to the Bank Holding Company Act of 1956, as amended. Comerica Bank (the "Bank") is chartered by the State of Texas and at the state level is supervised and regulated by the Texas Department of Banking under the Texas Finance Code and the Texas Administrative Code. The Bank has elected to be a member of the Federal Reserve System under the Federal Reserve Act and, consequently, is supervised and regulated by the FRB. Comerica Bank & Trust, National Association is federally chartered and is subject to supervision and regulation by the Office of the Comptroller of the Currency (“OCC”) pursuant to the National Bank Act. Comerica Bank & Trust, National Association, by virtue of being a national bank, is also a member of the Federal Reserve System. Furthermore, given that the Bank is a bank with assets in excess of $10 billion, it is subject to supervision and regulation by the Consumer Financial Protection Bureau ("CFPB") for purposes of assessing compliance with federal consumer financial laws. The Bank's deposits, and those of Comerica Bank & Trust, National Association, are insured by the Deposit Insurance Fund (“DIF”) of the Federal Deposit Insurance Corporation (“FDIC”) to the fullest extent provided by law, and therefore the Bank and Comerica Bank & Trust, National Association are each also subject to regulation by the FDIC. Certain transactions executed by the Bank are also subject to regulation by the U.S. Commodity Futures Trading Commission (“CFTC”). The Department of Labor (“DOL”) regulates financial institutions providing services to plans governed by the Employee Retirement Income Security Act of 1974. The Bank’s Canada branch is supervised by the Office of the Superintendent of Financial Institutions and its Mexico representative office is also supervised by the Banco de México. The Bank is also registered in the Cayman Islands and subject to supervision by the Cayman Islands Monetary Authority.
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
Both the scope of the laws and regulations and intensity of supervision to which banks', bank holding companies' and financial institutions' businesses are subject continue to increase in response to the 2007-2008 financial crisis, subsequent events, and other factors such as technological, economic and market changes. Many regulatory changes have occurred as a result of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”) and its implementing regulations, most of which are now in place. In 2018, with the passage of the Economic Growth, Regulatory Relief and Consumer Protection Act (“EGRRCPA”), as described below, there was some recalibration of the post-financial crisis framework; however, banks', bank holding companies' and financial institutions' businesses remain subject to extensive regulation and supervision. The failure of certain banks in the spring of 2023 played a role in another increase in bank regulation, at least some of which could apply to Comerica.
The Community Reinvestment Act of 1977 (“CRA”) requires U.S. banks to help serve the credit needs of their communities. If any bank were to receive a rating under the CRA of less than “Satisfactory,” the bank would be prohibited from engaging in certain activities. Comerica's current CRA rating is "Outstanding." The CRA regulations were substantially amended in 2023, which may affect future compliance.
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

Economic Growth, Regulatory Relief and Consumer Protection Act and Recent Developments
On May 24, 2018, EGRRCPA was signed into law. Among other regulatory changes, EGRRCPA amended various sections of the Dodd-Frank Act, including section 165 of Dodd-Frank Act, which was revised to raise the asset thresholds for determining the application of enhanced prudential standards for bank holding companies. Under EGRRCPA bank holding companies with less than $100 billion of consolidated assets, such as Comerica, became exempt from all of the Dodd-Frank enhanced prudential standards, except risk committee requirements. As a result, Comerica currently is not subject to the remaining Dodd-Frank Act enhanced prudential standards or certain capital and liquidity rules to large bank holding companies and depository institutions (the “Tailoring Rules”).
Should Comerica meet or cross the $100 billion asset threshold and thus become a Category IV institution it will be subject to additional and more stringent regulation, which includes, but is not limited to, enhanced prudential standards for U.S. banking organizations with $100 to $250 billion of consolidated assets. In addition, Comerica would be required to pay the supervision and regulation fee assessment under the Dodd-Frank Act.
On July 27, 2023, the FRB, the FDIC, and the OCC issued a proposal, referred to as “Basel III Endgame,” that would result in significant changes to the U.S. regulatory capital rules under EGRRCPA for banking organizations with total consolidated assets of $100 billion or more. Comerica's total consolidated assets are below this $100 billion threshold, but Comerica continues to invest in potential preparation should it meet that threshold or regulators lower that threshold. If Comerica becomes subject to these requirements or becomes subject to any other new laws or regulations related to capital and liquidity, such requirements could limit Comerica’s ability to pay dividends or make share repurchases or require Comerica to reduce business levels or to raise capital, which would have a material adverse effect on Comerica's financial condition and results of operations.
In addition to laws and regulations focusing principally on asset thresholds, examination ratings also can affect Comerica. Adverse examination findings can result in confidential or public enforcement actions, which can affect fees, costs, operational requirements, and growth initiatives, at both Comerica and each of its subsidiary banks.
Requirements for Approval of Activities and Acquisitions
The Gramm-Leach-Bliley Act expanded the activities in which a bank holding company registered as a financial holding company can engage. A financial holding company may affiliate with securities firms and insurance companies and engage in activities that are financial in nature or incidental or complementary to activities that are financial in nature. Activities that are "financial in nature" include, but are not limited to: securities underwriting; securities dealing and market making; sponsoring mutual funds and investment companies (subject to regulatory requirements described below); insurance underwriting and agency; merchant banking,; and activities that the FRB determines, in consultation with the Secretary of the United States Treasury, to be financial in nature or incidental to a financial activity. "Complementary activities" are activities that the FRB determines upon application to be complementary to a financial activity and that do not pose a substantial risk to the safety or soundness of depository institutions or the financial system generally. In order to exercise the full benefits of its status as a bank holding company and a financial holding company, Comerica and each of its depository institution subsidiaries must be considered “well capitalized” and “well managed.” If at any time a financial holding company or any subsidiary bank is not considered “well capitalized” or “well managed” under applicable regulatory standards, the law and the FRB limit its ability to conduct the broader financial activities permissible for financial holding companies, and impose limitations or conditions on its conduct or activities or those of its bank and non-bank affiliates. If the deficiencies persist, the FRB could order the financial holding company to divest any subsidiary bank or to cease engaging in any activities permissible for financial holding companies that are not permissible for bank holding companies, or the financial holding company could elect to conform its non-banking activities to those permissible for a bank holding company that is not also a financial holding company. Adverse examinations at the bank-level also could increase costs and limit activities and growth of Comerica Bank & Trust, National Association and Bank and its subsidiaries.
Federal and state laws impose notice and approval requirements for mergers and acquisitions of other depository institutions or bank holding companies. In many cases, no FRB approval is required for a financial holding company to acquire a company engaged in activities that are financial in nature or incidental to activities that are financial in nature, as determined by the FRB. Prior approval is required before a financial holding company may acquire the beneficial ownership or control of more than 5% of any class of voting shares or substantially all of the assets of a bank holding company (including another financial holding company) or a bank. In considering applications for approval of acquisitions, the banking regulators may take several factors into account, including whether the financial holding company and its subsidiaries are well capitalized and well managed, are in compliance with anti-money laundering laws and regulations, or have CRA ratings of less than “Satisfactory.” The Bank's current CRA rating is "Outstanding."

Acquisitions of Ownership of Comerica
Acquisitions of Comerica’s voting stock above certain thresholds are subject to prior regulatory notice or approval under federal banking laws, including the Bank Holding Company Act of 1956 and the Change in Bank Control Act of 1978. Under the Change in Bank Control Act, a person or entity generally must provide prior notice to the FRB before acquiring the power to vote 10% or more of a subject company's outstanding common stock. Investors should be aware of these requirements when acquiring shares of Comerica’s stock.
Capital and Liquidity
Comerica and its bank subsidiaries are subject to risk-based capital requirements and guidelines imposed by the FRB, FDIC and/or the OCC. In calculating risk-based capital requirements, a depository institution’s or holding company’s assets and certain specified off-balance sheet items (such as unused commitments and standby letters of credit) are assigned to various risk categories defined by those agencies, each weighted differently based on the level of risk that is ascribed to such assets or commitments, based on counterparty type, asset class and maturity. A depository institution’s or bank holding company’s capital is divided into three tiers: Common Equity Tier 1 (“CET1”), additional Tier 1, and Tier 2. CET1 capital predominantly includes common shareholders’ equity, less certain deductions for goodwill, intangible assets and deferred tax assets that arise from net operating losses and tax credit carry-forwards, if any. Additional Tier 1 capital primarily includes any outstanding noncumulative perpetual preferred stock and related surplus. Comerica has also made the election to permanently exclude accumulated other comprehensive income related to debt securities classified as available-for-sale, cash flow hedges, and defined benefit postretirement plans from CET1 capital. Additional Tier 1 capital primarily includes any outstanding noncumulative perpetual preferred stock and related surplus. Tier 1 capital is equal to CET1 capital plus additional Tier 1 capital. Tier 2 capital primarily includes qualifying subordinated debt and qualifying allowance for credit losses. More information is set forth under the caption “Capital” in the Financial Section of this report. Total capital is the amount equal to Tier 1 capital plus Tier 2 Capital.
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
Bank holding companies and banks are currently required to maintain a CET1 capital ratio, Tier 1 capital ratio and total capital ratio equal to at least 4.5 percent, 6 percent and 8 percent of their total risk-weighted assets (including certain off-balance-sheet items, such as unused commitments and standby letters of credit), respectively. Comerica and its bank subsidiaries are also required to maintain a minimum capital conservation buffer of 2.5 percent in order to avoid restrictions on capital distributions and discretionary bonuses, and to maintain a minimum “leverage ratio” (Tier 1 capital to non-risk-adjusted average total assets) of 4 percent.
To be well capitalized, banks are required to maintain a leverage ratio, CET1 capital ratio, Tier 1 capital ratio and total capital ratio equal to at least 5.0 percent, 6.5 percent, 8.0 percent and 10.0 percent, respectively. For purposes of the FRB’s Regulation Y, including determining whether a bank holding company meets the requirements to be a financial holding company, bank holding companies must maintain a Tier 1 capital ratio of at least 6.0 percent and a total capital ratio of at least 10.0 percent to be well capitalized. The FRB may require bank holding companies to maintain capital ratios substantially in excess of mandated minimum levels, depending upon general economic conditions and a bank holding company’s particular condition, risk profile and growth plans.
Failure to be well capitalized or to meet minimum capital requirements could result in certain mandatory and possible additional discretionary actions by regulators, including restrictions on the ability to pay dividends or otherwise distribute capital or to receive regulatory approval of applications, or other restrictions on growth.

At December 31, 2023, Comerica met all of its minimum risk-based capital ratio and leverage ratio requirements plus the applicable capital conservation buffer and the applicable well capitalized requirements, as shown in the table below:

(dollar amounts in millions)	Comerica Incorporated (Consolidated)	Comerica Bank
December 31, 2023
CET1 capital (minimum $3.4 billion (Consolidated))	$8,414	$8,007
Tier 1 capital (minimum $4.6 billion (Consolidated))	8,808	8,007
Total capital (minimum $6.1 billion (Consolidated))	10,263	9,362
Risk-weighted assets	75,901	75,783
Average assets (fourth quarter)	87,538	87,423
CET1 capital to risk-weighted assets (minimum-4.5%)	11.09%	10.57%
Tier 1 capital to risk-weighted assets (minimum-6.0%)	11.60	10.57
Total capital to risk-weighted assets (minimum-8.0%)	13.52	12.35
Tier 1 capital to average assets (minimum-4.0%)	10.06	9.16
Capital conservation buffer (minimum-2.5%)	5.52	4.35
December 31, 2022
CET1 capital (minimum $3.5 billion (Consolidated))	$7,884	$7,801
Tier 1 capital (minimum $4.7 billion (Consolidated))	8,278	7,801
Total capital (minimum $6.3 billion (Consolidated))	9,817	9,190
Risk-weighted assets	78,871	78,781
Average assets (fourth quarter)	86,726	86,608
CET1 capital to risk-weighted assets (minimum-4.5%)	10.00%	9.90%
Tier 1 capital to risk-weighted assets (minimum-6.0%)	10.50	9.90
Total capital to risk-weighted assets (minimum-8.0%)	12.45	11.67
Tier 1 capital to average assets (minimum-4.0%)	9.55	9.01
Capital conservation buffer (minimum-2.5%)	4.45	3.67
Additional information on the calculation of Comerica’s and its bank subsidiaries’ CET1 capital, Tier 1 capital, total capital and risk-weighted assets is set forth in the “Capital” section in the Financial Section of this report and Note 20 of the Notes to Consolidated Financial Statements in the Financial Section of this report.
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
FDICIA also contains a variety of other provisions that may affect the operations of depository institutions including reporting requirements, regulatory standards for real estate lending, “truth in savings” provisions, the requirement that a depository institution give 90 days prior notice to customers and regulatory authorities before closing any domestic branch, and a prohibition on the acceptance or renewal of brokered deposits by depository institutions that are not well capitalized or are adequately capitalized and have not received a waiver from the FDIC.
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
Banks are required by federal law to obtain the prior approval of the FRB and/or the OCC, as the case may be, for the declaration and payment of dividends, if the total of all dividends declared by the board of directors of such bank in any calendar year will exceed the total of (i) such bank's net income (as defined and interpreted by regulation) for that year plus (ii) the retained net income (as defined and interpreted by regulation) for the preceding two years, less any required transfers to surplus or to fund the retirement of preferred stock. At January 1, 2024, Comerica's subsidiary banks could declare aggregate dividends of approximately $400 million from retained net profits of the preceding two years. Comerica's subsidiary banks declared dividends of $675 million in 2023, $1.0 billion in 2022 and $852 million in 2021.
Furthermore, federal regulatory agencies can prohibit a bank or bank holding company from paying dividends under circumstances in which such payment could be deemed an unsafe and unsound banking practice. Under the FDICIA “prompt corrective action” regime discussed above, a bank is specifically prohibited from paying dividends to its parent company if payment would result in the bank becoming “undercapitalized.” In addition, the Bank is also subject to limitations under Texas state law regarding the amount of earnings that may be paid out as dividends to Comerica and requires prior approval for payments of dividends that exceed certain levels.
FRB supervisory guidance generally provides that a bank holding company should not maintain its existing rate of dividends on common stock unless (1) the organization’s net income over the past year has been sufficient to fully fund the dividends, (2) the prospective rate of earnings retention appears consistent with the organization's capital needs, asset quality and overall financial condition and (3) the organization will continue to meet minimum required capital adequacy ratios. The supervisory guidance also provides that a bank holding company should inform the FRB reasonably in advance of declaring or paying a dividend that exceeds earnings for the period for which the dividend is being paid or that could result in a material adverse change to the bank holding company’s capital structure. The guidance suggests that bank holding companies consult with the FRB before redeeming or repurchasing capital instruments, or materially increasing dividends. In addition, FRB regulation requires bank holding companies to provide notice to or obtain approval from the FRB prior to purchasing or redeeming equity securities under certain circumstances.
Transactions with Affiliates
Federal banking laws and regulations impose qualitative standards and quantitative limitations upon certain transactions between a bank and its affiliates, on the one hand, and Comerica’s affiliate insured depository institutions, on the other. For example, Section 23A of the Federal Reserve Act limits the aggregate outstanding amount of any insured depository institution’s loans and other “covered transactions” with any particular nonbank affiliate (including financial subsidiaries) to no more than 10% of the institution’s total capital and limits the aggregate outstanding amount of any insured depository institution’s covered transactions with all of its nonbank affiliates to no more than 20% of its total capital. “Covered transactions” are defined by statute to include (i) a loan or extension of credit to an affiliate, (ii) a purchase of securities issued by an affiliate, (iii) a purchase of assets (unless otherwise exempted by the FRB) from the affiliate, (iv) the acceptance of securities issued by the affiliate as collateral for a loan, (v) the issuance of a guarantee, acceptance or letter of credit on behalf of an affiliate and (vi) securities borrowing or lending transactions and derivative transactions with an affiliate, to the extent that either causes a bank or its affiliate to have credit exposure to the securities borrowing/lending or derivative counterparty. Section 23A of the Federal Reserve Act also generally requires that an insured depository institution’s loans to its nonbank affiliates be, at a minimum, 100% secured, and Section 23B of the Federal Reserve Act generally requires that an insured depository institution’s transactions with its nonbank affiliates be on terms and under circumstances that are substantially the same or at least as favorable as those prevailing for comparable transactions with nonaffiliates.
Loans to Insiders
Federal Reserve Act and Regulation O restrictions on loans to directors, executive officers, principal stockholders and their related interests (collectively, “insiders”) apply to all insured institutions and their subsidiaries and holding companies. These restrictions include conditions that must be met before insider loans can be made, limits on loans to an individual insider and an aggregate limitation on all loans to insiders and their related interests. These loans cannot exceed the institution’s total unimpaired capital and surplus, and the Federal Reserve Board may determine that a lesser amount is appropriate. Insiders are subject to enforcement actions for knowingly accepting loans in violation of applicable restrictions. The Dodd-Frank Act amended the statutes placing limitations on loans to insiders by including credit exposures to the person arising from a derivatives transaction, repurchase agreement, reverse repurchase agreement, securities lending transaction or securities borrowing transaction between the member bank and the person within the definition of an extension of credit.
Federal Laws Applicable to Credit Transactions
Comerica's loan operations are subject to federal laws and implementing regulations applicable to credit transactions, such as the Truth-In-Lending Act, the Home Mortgage Disclosure Act of 1975, the Equal Credit Opportunity Act, the Fair

Credit Reporting Act of 1978-,("FCRA"), the Fair Debt Collection Practices Act, the Servicemembers Civil Relief Act, the Dodd-Frank Act and rules and regulations of the various federal agencies charged with the responsibility of implementing these federal laws. State usury laws and federal laws concerning interest rates apply to interest and other charges collected or contracted for by Comerica.
Federal Laws Applicable to Deposit Operations
Comerica's deposit operations are subject to multiple federal laws, including the Right to Financial Privacy Act, the Truth in Savings Act and the Electronic Funds Transfer Act. The Dodd-Frank Act amended the Electronic Funds Transfer Act to, among other things, give the Federal Reserve Board the authority to establish rules regarding interchange fees charged for electronic debit transactions by payment card issuers having assets over $10 billion and to enforce a new statutory requirement that such fees be reasonable and proportional to the actual cost of a transaction to the issuer. The FRB is currently soliciting comments on a proposal to lower the maximum interchange fee a large debit card issuer can receive for a debit card transaction.
Data Privacy and Cybersecurity Regulation
Comerica is subject to many U.S. federal, U.S. state and international laws and regulations governing consumer data privacy protection, which require, among other things, maintaining policies and procedures to protect the non-public confidential information of customers and employees. The privacy provisions of the Gramm-Leach-Bliley Act generally prohibit financial institutions from disclosing nonpublic personal financial information of consumer customers to third parties for certain purposes (primarily marketing) unless customers have the opportunity to “opt out” of the disclosure. Other laws and regulations, at the international, federal and state levels, limit Comerica’s ability to share certain information with affiliates and non-affiliates for marketing and/or non-marketing purposes, or to contact customers with marketing offers. The Gramm-Leach-Bliley Act also requires banks to implement a comprehensive information security program that includes administrative, technical and physical safeguards to ensure the security and confidentiality of customer records and information.
Federal banking and securities regulations also impose certain requirements on Comerica and its subsidiary banks in the event of a cyber- or computer-related security incident. In 2021, the federal banking regulators issued the interagency rule for Computer-Security Incident Notification Requirements for Banking Organizations and Their Service Providers, which became effective on April 1, 2022. The rule requires a bank to notify its primary federal regulator of certain cybersecurity incidents within thirty-six (36) hours after the bank determines that a cybersecurity incident has occurred. The rule defines what constitutes a reportable incident and also requires bank service providers to provide notice to their respective banking organization customers of certain cybersecurity incidents. The SEC recently issued a Cybersecurity Risk Management, Strategy, Governance, and Incident Disclosure rule, which became effective in December of 2023, and which requires that a registered company file a Form 8-K to disclose the occurrence of a material cybersecurity incident within four (4) business days of determining that such an incident has occurred. The rule also requires that a registered company include certain information regarding its information security program as part of its annual Form 10-K filing, including a discussion of its processes for assessing, identifying, and managing material risks from cybersecurity threats and a description of oversight and management of cybersecurity threats at the board and management levels.
Data privacy and data protection are also areas of increasing state legislative focus. For example, the California Consumer Privacy Act of 2018, as amended by the California Privacy Rights Act of 2020 (collectively, the “CCPA”), applies to for-profit businesses that conduct business in California and meet certain revenue or data collection thresholds. The CCPA gives consumers the right to request disclosure of information collected about them, and whether that information has been sold or shared with others, the right to request deletion of personal information (subject to certain exceptions), the right to opt out of the sale of the consumer’s personal information, and the right not to be discriminated against for exercising these rights. The CCPA contains several exemptions, including an exemption applicable to information that is collected, processed, sold or disclosed pursuant to the Gramm-Leach-Bliley Act. Comerica has a physical footprint in California and is required to comply with the CCPA. Similar laws may also be adopted by other states. The federal government may also pass data privacy or data protection legislation.
Like other lenders, the Bank and other of Comerica’s subsidiaries use credit bureau data in their underwriting activities. Use of such data is regulated under the FCRA and the FCRA also regulates reporting information to credit bureaus, prescreening individuals for credit offers, sharing of information between affiliates, and using affiliate data for marketing purposes. Similar state laws may impose additional requirements on Comerica and its subsidiaries.
FDIC Insurance Assessments
    The DIF provides deposit insurance coverage for certain deposits up to $250,000 per depositor in each deposit account category. Comerica's subsidiary banks are subject to FDIC deposit insurance assessments to maintain the DIF. The FDIC imposes a risk-based deposit premium assessment system, where the assessment rates for an insured depository institution are determined by an assessment rate calculator, which is based on a number of elements to measure the risk each institution poses to the DIF. The assessment rate is applied to total average assets less tangible equity. Under the current system, premiums are assessed quarterly and could increase if, for example, criticized loans and/or other higher risk assets increase or balance sheet liquidity decreases, or a bank's supervisory ratings worsen. For 2023, Comerica’s FDIC insurance expense totaled $180 million.
On October 18, 2022, the FDIC finalized a rule that would increase initial base deposit insurance assessment rates by 2 basis points, beginning with the first quarterly assessment period of 2023. The FDIC, as required under the Federal Deposit Insurance Act, established a plan in September 2020 to restore the DIF reserve ratio to meet or exceed the statutory minimum of 1.35 percent within eight years. This plan did not include an increase in the deposit insurance assessment rate. Based on the FDIC’s recent projections, however, the FDIC determined that the DIF reserve ratio is at risk of not reaching the statutory minimum by the statutory deadline of September 30, 2028 without increasing the deposit insurance assessment rates. The increased assessment would improve the likelihood that the DIF reserve ratio would reach the required minimum by the statutory deadline, consistent with the FDIC’s Amended Restoration Plan. The rule became effective as of January 1, 2023.
As a result of bank failures during early 2023, regulators invoked a "systemic risk exception" in an effort to strengthen public confidence in the banking system and protect depositors. As required by law, the FDIC announced that any losses to the DIF to support uninsured depositors will be recovered by a special assessment on banking organizations. On November 16, 2023, the FDIC adopted a final rule to implement this special assessment based on a banking organization’s estimated uninsured deposits as of December 31, 2022, excluding the first $5 billion in estimated uninsured deposits. Comerica recorded an expense of $109 million as a result of this special assessment during the year ended December 31, 2023.
Anti-Money Laundering Regulations
Comerica is subject to several federal laws that are designed to combat money laundering, terrorist financing, and transactions with persons, companies or foreign governments designated by U.S. authorities ("AML laws"). This category of laws includes the Currency and Foreign Transactions Reporting Act of 170, as amended (the "Bank Secrecy Act"), the Money Laundering Control Act, and the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001, or USA PATRIOT Act.
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
The Anti-Money Laundering Act of 2020 (the “AML 2020 Act”) was enacted as part of the National Defense Authorization Act for Fiscal Year 2021. The AML 2020 Act is the most significant revision to the AML laws since the USA PATRIOT Act. The AML 2020 Act clarifies and streamlines the Bank Secrecy Act and AML obligations in the following ways: it requires U.S. entities and entities doing business in the United States to report into a national registry maintained by the Financial Crimes Enforcement Network (“FinCEN”) certain beneficial ownership information, subject to exceptions; modernizes the statutory definition of “financial institution” to include (i) entities that provide services involving “value that substitutes for currency,” which includes stored value and virtual currencies and (ii) any person engaged in the trade of antiquities, including an advisor, consultant or any other person who deals in the sale of antiquities; enhances penalties for Bank Secrecy Act and AML violations, including claw back of bonuses; increases AML whistleblower awards and expands whistleblower protections; requires the Secretary of the Treasury to establish and update every four years National AML Priorities, which are incorporated into the Bank Secrecy Act compliance programs at financial institutions subject to the Bank Secrecy Act; among other amendments. Implementing regulations concerning certain provisions of the AML 2020 Act have been proposed by FinCEN, but not all have been finalized. On September 29, 2022, FinCEN issued a final rule establishing a beneficial ownership information reporting requirement under the Corporate Transparency Act (CTA), which was passed as part of the AML 2020 Act. The rule, which became effective January 1, 2024, requires most entities created in or registered to do business in the United States, subject to certain exceptions, to report information about their beneficial owners to FinCEN.

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
Supervisory and Enforcement Powers of Federal and State Banking Agencies
The FRB and other federal and state banking agencies have broad supervisory and enforcement powers, including, without limitation, and as prescribed to each agency by applicable law, the power to conduct examinations and investigations, impose nonpublic supervisory agreements, issue cease and desist orders, terminate deposit insurance, impose substantial fines and other civil penalties and appoint a conservator or receiver. Failure to comply with applicable laws or regulations could subject Comerica or its banking subsidiaries, as well as officers and directors of these organizations, to administrative sanctions and potentially substantial civil and criminal penalties. Bank regulators regularly examine the operations of bank holding companies and banks, and the results of these examinations, as well as certain supervisory and enforcement actions, are confidential and may not be made public. Regulatory and supervisory scrutiny of regional banking organizations has recently increased as a result of the bank failures in the spring of 2023.

Resolution Plans
As a depository institution with $50 billion or more of total consolidated assets, the Bank is required to periodically file a resolution plan with the FDIC. On April 16, 2019, the FDIC released an advanced notice of proposed rulemaking (“ANPR”) with respect to the FDIC’s bank resolution plan requirements meant to better tailor bank resolution plans to a firm’s size, complexity and risk profile. In connection with this rulemaking, the FDIC placed a moratorium on resolution plans until the rulemaking process was complete.
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
On August 29, 2023, the FDIC released a proposed rule that would require insured depository institutions with assets of at least $50 billion but less than $100 billion, such as the Bank, to submit resolution-related informational filings. Comerica is monitoring the development of this proposal.
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
In 2016, the FRB, OCC and several other federal financial regulators revised and re-proposed rules to implement Section 956 of the Dodd-Frank Act. Section 956 directed regulators to jointly prescribe regulations or guidelines prohibiting incentive-based payment arrangements, or any feature of any such arrangement, at covered financial institutions that encourage inappropriate risks by providing excessive compensation or that could lead to a material financial loss. This proposal would supplement the final guidance issued by the banking agencies in June 2010. Consistent with the Dodd-Frank Act, the proposed rule would impose heightened standards for institutions with $50 billion or more in total consolidated assets, which includes Comerica. For these larger institutions, the proposed rule would require the deferral of at least 40 percent of incentive-based payments for designated executives and significant risk-takers who individually have the ability to expose the institution to possible losses that are substantial in relation to the institution's size, capital or overall risk tolerance. Moreover, incentive-based compensation of these individuals would be subject to potential clawback for seven years following vesting. Further, the rule would impose enhanced risk management controls and governance and internal policy and procedure requirements with respect to incentive compensation. Comerica is monitoring the development of this proposal.
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
Derivative Transactions
As a state member bank, the Bank may engage in derivative transactions, as permitted by applicable Texas and federal law. Title VII of the Dodd-Frank Act contains a comprehensive framework for over-the-counter (“OTC”) derivatives transactions. Even though many of the requirements do not impact Comerica directly, since the Bank does not meet the definition of swap dealer or major swap participant, Comerica continues to review and evaluate the extent to which such requirements impact its business indirectly. On November 5, 2018, the CFTC issued a final rule that sets the permanent aggregate gross notional amount threshold for the de minimis exception from the definition of swap dealer at $8 billion in swap dealing activity entered into by a person over the preceding 12 months. Comerica's swap dealing activities for purposes of the de minimis exception are currently below this threshold.
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
Consumer Financial Protection Bureau and Certain Recent Consumer Finance Regulations
Comerica is subject to regulation by the CFPB, which has broad rule-making authority for a wide range of consumer protection laws that apply to all banks and savings institutions and possesses examination and enforcement authority over all banks and savings institutions with more than $10 billion in assets, including the Bank, and their depository affiliates. Among other things, the CFPB is focused on reducing or eliminating so-called "junk fees" which include some sources of bank fee revenue.
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
Comerica prices credit facilities to reflect risk, the related costs and the expected return, while maintaining competitiveness with other financial institutions. Loans with variable and fixed rates are underwritten to achieve expected risk-

adjusted returns on the credit facilities and for the full relationship including the borrower's ability to repay the principal and interest based on such rates.
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
    For additional information specific to certain businesses within our commercial portfolio, please see the caption “Concentrations of Credit Risk" in the Financial Section of this report.
Commercial Real Estate (CRE) Loan Portfolio
Comerica's CRE loan portfolio consists of real estate construction and commercial mortgage loans and includes loans to real estate developers and investors and loans secured by owner-occupied real estate. Comerica's CRE loan underwriting policies are consistent with the approach described above and provide maximum loan-to-value ratios that limit the size of a loan to a maximum percentage of the value of the real estate collateral securing the loan. The loan-to-value percentage varies by the type of collateral and is limited by advance rates established by our regulators. Our loan-to-value limitations are, in certain cases, more restrictive than those required by regulators and are influenced by other risk factors such as the financial strength of the borrower or guarantor, the equity provided to the project and the viability of the project itself. CRE loans generally require cash equity. CRE loans are normally originated with full recourse or limited recourse to all principals and owners. There are limitations to the size of a single project loan and to the aggregate dollar exposure to a single guarantor. For additional information specific to our CRE loan portfolio, please see the caption “Commercial Real Estate Lending” in the Financial Section of this report.

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
Comerica does not originate subprime loans. Although a standard industry definition for subprime loans (including subprime mortgage loans) does not exist, Comerica defines subprime loans as specific product offerings for higher risk borrowers, including individuals with one or a combination of high credit risk factors. These credit factors include low FICO scores, poor patterns of payment history, high debt-to-income ratios and elevated loan-to-value. Comerica generally considers subprime FICO scores to be those below 620 on a secured basis (excluding loans with cash or near-cash collateral and adequate income to make payments) and below 660 for unsecured loans. Residential mortgage loans retained in the portfolio are largely relationship based. The remaining loans are typically eligible to be sold on the secondary market. Adjustable-rate loans are limited to standard conventional loan programs. For additional information specific to our residential real estate loan portfolio, please see the caption “Residential Real Estate Lending” in the Financial Section of this report.
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
Structure. As of December 31, 2023, Comerica and its subsidiaries had 7,496 full-time and 367 part-time employees, primarily located in Comerica’s primary markets of Michigan, Texas, California, Arizona, Florida and North Carolina. Comerica’s Chief Administrative Officer and Chief Human Resources Officer reports directly to the Chairman, President and CEO and manages all aspects of the employee experience, including talent acquisition, diversity and inclusion, learning and development, talent management, compensation and benefits.
The Governance, Compensation and Nominating Committee of the Board reviews Comerica’s human capital management strategy and talent development program, including recruitment, evaluations and development activities. This Committee also reviews Comerica’s employee diversity, equity and inclusion initiatives, as well as the results of those initiatives. The full Board, either directly or through one or more of its committees, is provided annual workforce updates. To enhance the Board’s understanding of Comerica's talent pipeline, the Board routinely meets with high-potential employees in formal and informal settings.
Productivity. Comerica carefully manages the size of its workforce and reallocates resources as needed. As of December 31, 2023, Comerica’s total employee headcount, on a full-time equivalent basis, was 13 percent lower than as of December 31, 2015. Additionally, for 2023, Comerica managed an average of $16 million of loans and deposits per employee.
Diversity Comerica has an organization-wide focus on an inclusive workforce that resembles the communities that it serves. As of December 31, 2023, Comerica’s U.S. colleagues had the following attributes:

	Female (%)	Minority (%)
Employees	63	43
Officials and Managers(1)	53	31
Executive Officers(2)	37	21
(1) Based on EEO-1 job classifications.
(2) Using Securities and Exchange Commission definition.
Forbes recognized Comerica as "One of Dallas-Fort Worth's Top Workplaces." Newsweek listed Comerica in its 2024 list of America’s Greatest Workplaces for Diversity. The Hispanic Association on Corporate Responsibility rated Comerica with five stars – the highest marking – in the category of governance in its 2023 Corporate Inclusion Index. Human Rights Campaign's Corporate Equality Index (for LGBTQ+ equality) once again gave Comerica a perfect score of 100% in 2023.
Comerica has thirteen Employee Resource Groups (ERGs), consisting of employees with common interests organized to promote professional development, social networking, awareness and inclusion, social impact and talent attraction and retention. The ERGs help support and sustain Comerica's diversity and inclusion model. These groups include All Abilities and Allies; Comerica African American Network; Comerica Asian and Pacific Islander Network; Comerica Asian Indian Association; Comerica Young Professionals Network; Comerica Quantitative Professionals Network; Jewish Heritage; PRISM – LGBTQ+; Mi Gente; The European Connection; Veteran’s Leadership Network; Women’s Forum; and Women in Technology.

Compensation and Benefits. Comerica strives to provide pay, benefits and programs that help meet the varying needs of its employees. Compensation and benefits include market-competitive pay, retirement programs, broad-based bonuses, an employee stock purchase plan, health and welfare benefits, an employee assistance program, financial counseling, paid time off, family leave and flexible work schedules. In 2023, Comerica kept its minimum wage at $18 per hour. Additionally, for 2023, Comerica held the proportion that employees pay for their medical and dental benefits steady, absorbing proportional cost increases. Comerica periodically examines the main components of compensation, like salaries and bonuses, by grade level and position to ensure similar positions receive similar pay to the extent other factors can be equalized (e.g., time in position, performance, education). Comerica also considers equitable benefits and looks at policies and practices that potentially drive inequities. Solicitation of salary history from applicants is prohibited.
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
Comerica operates and continues to evolve multiple internal programs to support the development and retention of its colleagues, including Comerica University, internal Leadership Development, Emerging Leaders, and Senior Leadership programs designed to develop high potential employees, a Future-Ready Technology skills program to help re- and up-skill Technology colleagues, a Managing Essentials Certificate series for managers and organizational change management learning for all colleagues. In 2023, over 14,000 skills-based titles were offered to Comerica colleagues and an average of around 24 hours of training per employee were completed. Comerica also supports its employees’ involvement in external development programs and volunteerism. All full-time colleagues are granted up to 8 hours of PTO annually, and all part-time colleagues are granted up to 4 hours of PTO annually to use for volunteer events. This includes volunteer opportunities related and unrelated to Comerica.
Comerica’s investment in its employees has resulted in a long-tenured workforce, with average tenure of around 12 years of service. Of the approximately 2,330 open employee positions filled in 2023, 61% were filled by external hires and 39% positions were filled by internal hires. Employee turnover for 2023 was approximately 15%. In 2023, Comerica conducted its third enterprise-wide employee engagement survey, with approximately 85% of colleagues participating.
AVAILABLE INFORMATION
Comerica maintains an Internet website at www.comerica.com where the Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports are available without charge, as soon as reasonably practicable after those reports are filed with or furnished to the SEC. Investors should regularly review that website because Comerica regularly and routinely posts other important information there, particularly in the "Investor Relations" portion of the website.
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
Although Comerica regularly reviews credit exposure related to its customers and various industry sectors in which it has business relationships, default risk may arise from events or circumstances that are difficult to detect or foresee. Under such circumstances, as occurred during and as a result of the COVID-19 pandemic and may reoccur due to other pandemics or crises, Comerica could experience an increase in the level of provision for credit losses and reserve for credit losses, which could adversely affect Comerica's financial results. Additionally, some of Comerica's loan portfolios have higher risk profiles relative to the rest of our portfolio, such as Technology and Life Sciences, automotive production and the leveraged transactions book. These loan portfolios have higher levels of criticized loans than the general population, and further migration could lead to an adverse effect on credit metrics and Comerica's financial results. For more information, please see "Leveraged Loans” and "Automotive Lending - Production" in of the Financial Section of this report.
•Declines in the businesses or industries of Comerica's customers could cause increased credit losses or decreased loan balances, which could adversely affect Comerica.
Comerica's business customer base consists, in part, of customers in volatile businesses and industries such as the automotive, commercial real estate, residential real estate and energy industries. These industries are sensitive to global economic conditions, supply chain factors and/or commodities prices. Additionally, certain segments of the commercial real estate industry have been under pressure due to rapidly rising interest rates, shifts in demand (i.e., office, retail), labor and materials shortages and capital markets volatility. Finally, energy prices continue to fluctuate and energy companies are expected to experience environmental pressure over the long-term. Any decline in one of these businesses or industries could cause increased credit losses or reduced loan demand, which in turn could adversely affect Comerica. As a regional banking organization, our credit risks (and many other of our risks) may be exacerbated by events or factors that disproportionately affect the markets in which we operate, accept deposits, make loans or invest. For more information regarding certain of Comerica's lines of business, please see "Concentrations of

Credit Risk," "Commercial Real Estate Lending," "Automotive Lending - Dealer," "Automotive Lending - Production," "Residential Real Estate Lending," and “Energy Lending” in the Financial Section of this report.
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
The operations of financial institutions such as Comerica are dependent to a large degree on net interest income, which is the difference between interest income from loans and investments and interest expense on deposits and borrowings. Prevailing economic conditions and the trade, fiscal and monetary policies of the federal government and various regulatory agencies all affect market rates of interest and the availability and cost of credit, which in turn significantly affect financial institutions' net interest income and the market value of its investment securities. The Federal Reserve raised interest rates four times in 2023; if the Federal Reserve lowers interest rates in the future, it will adversely affect the interest income Comerica earns on loans and investments. Further, while Comerica has taken steps to reduce its interest rate sensitivity, those actions, such as the execution of Comerica's hedging strategy, do not fully eliminate interest rate risk. For a discussion of Comerica's interest rate sensitivity and risk management strategies, please see, “Market and Liquidity Risk” in the Financial Section of this report.
Deposits make up a large portion of Comerica’s funding portfolio. Comerica's funding costs may increase if it raises deposit rates to avoid losing customer deposits, as we did in 2023, or if it loses customer deposits and must rely on more expensive sources of funding.
Volatility in interest rates can also result in disintermediation, which is the flow of funds away from financial institutions into direct investments, such as federal government and corporate securities and other investment vehicles, which generally pay higher rates of return than financial institutions. Comerica's financial results could be materially adversely impacted by changes in financial market conditions.
•Comerica's transition away from the Bloomberg Short-Term Bank Yield Index, or "BSBY," could adversely affect its financial results.
On November 15, 2023, Bloomberg Index Services Limited announced it will discontinue publishing BSBY on November 15, 2024. Comerica is transitioning a number of arrangements to other rates, primarily Secured Overnight Financing Rate (“SOFR”).
As a result of this transition, interest rates on our floating rate loans, derivatives, and other financial instruments tied to BSBY rates, as well as the revenue and expenses associated with those financial instruments, may be adversely affected. As Comerica works through the complicated product transitions involved, Comerica’s relationships with its customers may suffer. Comerica may need to make additional efforts to retain customers, avoid disruptions to customer service and ensure the products continue to fulfill their intended purposes for customers. Comerica may also be harmed by operational errors, inconsistencies or inefficiencies inherent in making these transitions. Further, Comerica’s transition could prompt inquiries or other actions from regulators. It could also result in disputes with counterparties regarding the terms of the arrangements Comerica seeks to change.
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
Other conditions and factors that could materially adversely affect Comerica’s liquidity and funding include a lack of market or customer confidence in, or negative news about, Comerica or the financial services industry generally which also may result in a loss of deposits and/or negatively affect Comerica's ability to access the capital markets; the loss of customer deposits to alternative investments; counterparty availability; interest rate fluctuations; general economic conditions; and the legal, regulatory, accounting and tax environments governing Comerica's funding transactions. Many of the above conditions and factors may be caused by events over which Comerica has little or no control. There can be no assurance that significant disruption and volatility in the financial markets will not occur in the future. As occurred following the collapse of certain banks early in 2023, the failure of other financial institutions could cause deposit outflows if customers were to spread deposits among several different banks to maximize their FDIC insurance, move deposits to banks deemed "too big to fail," or remove deposits from the U.S. financial system entirely. Comerica has a high percentage of uninsured deposits and relies on its deposit base for liquidity. Further, Comerica's customers may be adversely impacted by such conditions, which could have a negative impact on Comerica's business, financial condition and results of operations.
Additionally, if Comerica is for these or any other reason unable to continue to fund assets through customer bank deposits or access funding sources on favorable terms, or if Comerica suffers an increase in borrowing costs or otherwise fails to manage liquidity effectively, Comerica’s liquidity, operating margins, financial condition and results of operations may be materially adversely affected.
Management is not currently engaged in repurchasing shares and will continue to monitor various factors, including the Corporation's earnings generation, capital needs to fund future loan growth, regulatory changes and market conditions, before resuming the share repurchase program. At all times, Comerica may be unable to generate sufficient returns to repurchase shares, or may choose to devote capital to other uses rather than repurchase shares.
•Reduction in our credit ratings could adversely affect Comerica and/or the holders of its securities.
Rating agencies regularly evaluate Comerica, and their ratings are based on a number of factors, including Comerica's financial strength as well as factors not entirely within its control, such as conditions affecting the financial services industry generally. Following banking industry disruptions in early 2023, Moody's downgraded the Corporation and Bank's credit ratings and changed the Corporation and Bank's outlooks to Negative related to uncertainty in the banking industry; Moody's also lowered the macro profile of the U.S. banking system, reflecting general concern around the banking industry as a whole. Similarly following those disruptions, Standard & Poor's downgraded the Corporation and Bank's credit ratings while reaffirming their outlooks at Stable, and Fitch changed the Corporation's and the Bank's outlooks to Negative, noting relatively higher usage of brokered deposits and wholesale funding. There can be no assurance that Comerica will maintain its current ratings. While recent credit rating actions have had little to no detrimental impact on Comerica's profitability, borrowing costs, or ability to access the capital markets, future downgrades to Comerica's or its subsidiaries' credit ratings could adversely affect Comerica's profitability, borrowing costs, or ability to access the capital markets or otherwise have a negative effect on Comerica's results of operations or financial condition. If such a reduction placed Comerica's or its subsidiaries' credit ratings below investment grade, it could also create obligations or liabilities under the terms of existing arrangements that could increase Comerica's costs under such arrangements. Additionally, a downgrade of the credit rating of any particular security issued by Comerica or its subsidiaries could negatively affect the ability of the holders of that security to sell the securities and the prices at which any such securities may be sold.
•The soundness of other financial institutions could adversely affect Comerica.
Comerica's ability to engage in routine funding transactions could be adversely affected by the actions and commercial soundness of other financial institutions. Financial services institutions are interrelated as a result of trading, clearing, counterparty or other relationships. Comerica has exposure to many different industries and counterparties, and it routinely executes transactions with counterparties in the financial industry, including brokers and dealers, commercial banks, investment banks, mutual and hedge funds, and other institutional clients. As a result, defaults by, or even rumors or questions about, one or more financial services institutions, or the financial services industry generally, have led, and may further lead, to market-wide liquidity problems and could lead to losses or defaults by us or by other institutions. Many of these transactions could expose Comerica to credit risk in the event of default of its counterparty or client. In addition, Comerica's credit risk may be impacted when the collateral held by it cannot be monetized or is liquidated at prices not sufficient to recover the full amount of the financial instrument exposure due to Comerica. Further, volatility in the banking industry may lead to greater reliance on third parties that provide money market or deposit sweep services. In addition, many of these transactions could expose Comerica to credit risk in the event of default of its counterparty or client. There is no assurance that any such losses would not adversely affect, possibly materially, Comerica.
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
Cyber attacks could include computer viruses, malicious or destructive code, phishing attacks, denial of service or information, ransomware, improper access by employees or vendors, attacks on personal email of employees, ransom demands to not expose security vulnerabilities in Comerica's systems or the systems of third parties, or other security breaches, and could result in the destruction or exfiltration of data and systems. As cyber threats continue to evolve, Comerica may be required to expend significant additional resources to continue to modify or enhance its protective measures or to investigate and remediate any information security vulnerabilities or incidents. Despite efforts to ensure the integrity of Comerica’s systems and implement controls, processes, policies and other protective measures, Comerica may not be able to anticipate all security breaches. Nor may it (or the third parties whose systems we rely upon) be able to implement guaranteed preventive measures against such security breaches. Cyber threats are rapidly evolving and Comerica may not be able to anticipate or prevent all such attacks and could be held liable for any security breach or loss.
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
Comerica receives, maintains and stores non-public personal information of Comerica’s customers and counterparties, including, but not limited to, personally identifiable information and personal financial information. The sharing, use, disclosure and protection of this information are governed by federal and state law. Both personally identifiable information and personal financial information is increasingly subject to legislation and regulation, the intent of which is to protect the privacy of personal information that is collected and handled. For example, the CCPA applies to for-profit businesses that conduct business in California and meet certain revenue or data collection thresholds, including Comerica. For more information regarding data privacy regulation, refer to the “Supervision and Regulation” section of this report.
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
Comerica is subject to extensive regulation, supervision and examination by the U.S. Treasury, the Texas Department of Banking, the FDIC, the FRB, the OCC, the CFPB, the CFTC, the SEC, FINRA, DOL, MSRB and other regulatory bodies. Such regulation and supervision governs and limits the activities in which Comerica may engage. Regulatory authorities have extensive discretion in their supervisory and enforcement activities, including the imposition of restrictions on Comerica's operations and ability to make acquisitions, investigations and limitations related to Comerica's securities, the classification of Comerica's assets and determination of the level of Comerica's allowance for loan losses. Any change in such regulation and oversight, whether in the form of regulatory policy, regulations, legislation, changed interpretations or supervisory action, may have a material adverse impact on Comerica's business, financial condition or results of operations. The impact of any future legislation or regulatory actions may adversely affect Comerica's businesses or operations.
Further, even if such regulations or oversight do not change, Comerica's business may develop such that it may be subject to increased regulatory requirements. For example, if Comerica's asset size increases in the future and exceeds $100 billion in average total consolidated assets calculated over four consecutive financial quarters, Comerica will become a Category IV institution. Category IV institutions ($100 to $250 billion in assets) under the Tailoring Rules are subject to additional requirements, such as certain enhanced prudential standards and monitoring and reporting certain risk-based indicators. Under the Tailoring Rules, Category IV firms are, among other things, subject to (1) supervisory capital stress testing on a biennial basis, (2) requirements to develop and maintain a capital plan on an annual basis and (3) certain liquidity risk management and risk committee requirements, including liquidity buffer and liquidity stress testing requirements. Comerica would also incur additional assessments under Regulation TT. If Comerica becomes subject to enhanced prudential standards, it will face more stringent requirements or limitations on its business, as well as increased compliance costs, and, depending on its levels of capital and liquidity, stress test results and other factors, may be limited in the types of activities it may conduct and be limited as to how it utilizes capital. Further, Comerica may be subject to heightened expectations, which could result in additional regulatory scrutiny, higher penalties, and more severe consequences if it is unable to meet those expectations. In particular,on July 27, 2023, the FRB, the FDIC, and the OCC issued a proposal, referred to as “Basel III Endgame,” that would result in significant changes to the U.S. regulatory capital rules for banking organizations with total consolidated assets of $100 billion or more. As of December 31, 2023, the Corporation had total assets of $85.8 billion. While Basel III Endgame would not apply to Comerica as currently proposed, if Comerica becomes subject to those requirements or becomes subject to any other new laws or regulations related to capital and liquidity, such requirements could limit Comerica’s ability to pay dividends or make share repurchases or require Comerica to reduce business levels or to raise capital, which would have a material adverse effect on Comerica’s financial condition and results of operations.
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
•Changes to tax law or regulations, or changes to administrative or judicial interpretations of tax law regulations, could adversely affect Comerica.
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
Comerica makes certain projections and develops plans and strategies for its banking and financial products. If Comerica does not accurately determine demand for its banking and financial product needs, it could result in Comerica incurring significant expenses without the anticipated increases in revenue, which could result in a material adverse effect on its business. Comerica has expanded its presence in the Southeastern and Mountain West regions of the U.S.; if Comerica's expansion is not successful, it could adversely impact Comerica's expenses. Comerica recently put in place a strategic relationship with Ameriprise to become Comerica’s new investment program provider; if the relationship is not successful, it could adversely impact Comerica's reputation or results.
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
Economic, financial market, political, and industry-specific developments may affect the financial services industry, both directly and indirectly. The economic environment and market conditions in which Comerica operates, at the local, domestic, and international levels, continue to be uncertain. The U.S. economy faces uncertainties from elevated interest rates, persistent inflation, the end of fiscal stimulus, subdued housing market activity and weak export demand. It also faces downside risks from geopolitical conflicts around the globe, including those involving Venezuela; the Israel-Hamas War and its spread to Yemen, Lebanon, and/or other parts of the Middle East; the Ukraine-Russia War and its effects in Europe; tensions between Taiwan and mainland China; threats from North Korea; and the possibility of other geopolitical shocks.
Domestically, the elevated budget deficit, the possibility of a federal government shutdown and/or debt ceiling crisis, as well as broader issues surrounding the federal budgeting process and governance, may contribute to a possibility downgrade of the U.S. sovereign credit rating, potentially causing knock-on effects for the broader economy and financial system that could include a recession.

The Federal Reserve has rapidly tightened monetary policies during the recovery from the 2020 recession, including both increases in interest rates and reductions in the size of the central bank’s balance sheet, which contribute to the risk of a monetary policy error.
Fiscal and industrial policies to support the growth of targeted industries could have unanticipated effects or change unexpectedly, causing volatility in the economic performance of these industries or other parts of the economy. These effects could impact the energy industry, manufacturing, construction, auto manufacturing and retailing, or potentially other industries. Prices of energy products and services, as well as other commodities, are subject to large and unanticipated fluctuations caused by changes to supply and demand conditions, which could directly or indirectly affect Comerica’s business and/or clients.
Rapid changes to the economy have impacted demand for residential and commercial real estate, including single-family and multifamily residential properties, as well as office, industrial, and retail commercial real estate properties. These changes could affect the economic health of downtowns in major cities and other regions where economic activity has changed in recent years, and could impact real estate prices, construction activity, and/or sales.
Adverse economic conditions related a potential recession, including changes in inflation, unemployment, or interest rates, may, directly and indirectly, adversely affect Comerica. Furthermore, changes in trade policies or other economic policies, state and local municipal finances, federal government finances and the U.S. federal debt, are outside of our control and may affect the operating environment affecting Comerica.

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
The Corporation assumes various types of risk as a result of conducting business in the normal course. Instruments, systems and strategies used to hedge or otherwise manage exposure to various types of credit, market, liquidity, technology, operational, compliance, financial reporting and strategic risks could be less effective than anticipated. The Corporation's enterprise risk management framework provides a process for identifying, measuring, controlling and managing risks, and Comerica's management expends significant effort and resources in risk management. Nevertheless, Comerica may not be able to effectively mitigate its risk exposures in particular market environments or against particular types of risk, which could have a material adverse impact on Comerica's business, financial condition or results of operations. The Corporation also utilizes various asset and liability management strategies to manage net interest income exposure to interest rate risk; these may not always be completely effective.
For more information regarding risk management, please see "Risk Management" in the Financial Section of this report.
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
Dangerous, potentially deadly, and easily-transmitted viruses and other pathogens, and government and social reactions to such epidemics and pandemics have affected, and may again affect, international trade (including supply chains and export levels), travel, employee productivity, and other economic activities. These potential events may negatively impact Comerica's and/or its clients’ costs, demand for its clients’ products, and/or the U.S. economy or certain sectors thereof and, thus, adversely affect Comerica's business, financial condition, and results of operations.
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
Management has identified certain accounting estimates as being critical because they require management's judgment to make difficult, subjective or complex judgments about matters that are uncertain. Materially different amounts could be reported under different conditions or using different assumptions or estimates. Comerica has established detailed policies and control procedures that are intended to ensure these critical accounting estimates and judgments are well controlled and applied consistently. In addition, the policies and procedures are intended to ensure that the process for changing methodologies occurs in an appropriate manner. Because of the uncertainty surrounding management's judgments and the estimates pertaining to these matters, Comerica cannot guarantee that it will not be required to adjust accounting policies or restate prior period financial statements. For example, our allowances for credit losses, fair value measurement, goodwill valuation and impairment, pension plan accounting, and provisions for income taxes may prove faulty or inaccurate. See “Critical Accounting Estimates” in the Financial Section of this report and Note 1 of the Notes to Consolidated Financial Statements in the Financial Section of this report.

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
•An investment in Comerica's equity securities is not insured or guaranteed by the FDIC.
Investments in Comerica’s common or preferred stock are not deposits or other obligations of a bank or savings association and are not insured or guaranteed by the FDIC or any other governmental agency.

Item 1B.  Unresolved Staff Comments.
None.

Item 1C. Cybersecurity.
Managing technology risks, including risks related to cybersecurity, is an integral part of Comerica’s enterprise risk management framework and processes. As such, Comerica uses a library of processes, risks and controls to assess, identify and manage cybersecurity risks. Comerica measures such risks in part by estimating the likelihood and potential impact of incidents. Comerica seeks to manage such these risks by designing, documenting, and implementing controls, testing those controls through compliance assessments and internal and external audits and, in some cases, by transferring the risk in whole or in part through methods such as insurance. When an incident occurs, Comerica works to remediate the incident while complying with its regulatory obligations, and then evaluate the remediation for effectiveness. Comerica communicates on risk management matters through documented policies and procedures, management and Board committee reporting, and training and other employee communications.
For a description of how cybersecurity risks may materially affect Comerica’s business strategy or results, see "Item 1A. Risk Factors.” No cybersecurity threat risks during the fiscal year ended December 31, 2023 materially affected or were reasonably likely to materially affect Comerica’s financial condition or results of operations.
Comerica engages information technology risk management employees with experience and expertise in cybersecurity. The organization consists of professionals in identity and access management, cyber defense operations, security engineering and information technology governance, risk and compliance. An Executive Vice President/ Chief Information Security Officer (with over 25 years’ experience in cybersecurity risk management) and a Chief Information Officer (with over 27 years’ experience in technology risk management) lead this team. Each reports directly to the Senior Executive Vice President / Chief Operating Officer, who reports directly to Comerica’s Chief Executive Officer and the Board of Directors. In addition, Comerica engages third parties from time to time to assess, manage and respond to cybersecurity risks through risk assessment, penetration testing, incident response, threat intelligence, education, and managed security services.

Comerica also oversees and identifies risks from threats to third parties, such as service providers, through efforts such as monitoring, risk assessments, audits, contractual due diligence and third-party security standards.
Senior management at Comerica governs risk management and is informed about, and monitors the prevention, detection, mitigation and mediation of cybersecurity incidents, in part through working review committees on which our Chief Information Security Officer and/or Chief Information Officer serve. Each review committee receives risk management reports appropriate to its scope of review, covering matters such as assessment results, risk ratings and critical issues. They report significant matters to enterprise-wide risk committees overseeing the broad scope of risk management for the enterprise as appropriate. Through these and other efforts, senior management makes decisions and sets priorities in allocating resources to address risk management issues.
The Board’s Enterprise Risk Committee oversees all of Comerica’s risk management policies, procedures and practices, including those related to cybersecurity. Senior management generally reports quarterly, or more often as necessary, to the Enterprise Risk Committee on technology risks, including risks from cybersecurity threats. The Board’s Audit Committee and the Board as a whole also receive such reports as part of their risk management oversight roles. Board members have direct access to senior management (and others, at their request) on matters related to cybersecurity threats and may direct questions to senior management and request further information as they see fit to fulfill their oversight responsibilities.

Item 2.  Properties.
The executive offices of Comerica are located in the Comerica Bank Tower, 1717 Main Street, Dallas, Texas 75201. Comerica's Michigan headquarters are located at 411 W. Lafayette, Detroit, Michigan 48226. As of December 31, 2023, Comerica, through its banking affiliates, operated at a total of 529 banking centers, trust services locations, and/or loan production or other financial services offices, primarily in Texas, Michigan, California, Florida and Arizona. Of those, 209 were owned and 320 were leased. As of December 31, 2023, affiliates also operated from owned spaces in Michigan as well as leased spaces in Delaware, Colorado, Georgia, Illinois, Massachusetts, Minnesota, New Jersey, New York, North Carolina, South Carolina, Tennessee and Washington, as well as in Mexico and Ontario, Canada.

Item 3.  Legal Proceedings.
    Please see the Notes to Consolidated Financial Statements in the Financial Section of this report.

Item 4.   Mine Safety Disclosures.
Not applicable.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market Information, Holders of Common Stock and Dividends
The common stock of Comerica Incorporated is traded on the New York Stock Exchange (NYSE Trading Symbol: CMA). At February 26, 2024, there were approximately 7,857 record holders of Comerica's common stock.
    Subject to approval of the Board of Directors, applicable regulatory requirements and the Series A Preferred Stock dividend preference, Comerica expects to continue a policy of paying regular cash dividends on a quarterly basis. A discussion of dividend restrictions applicable to Comerica is set forth in Notes 13 and 20 of the Notes to Consolidated Financial Statements starting on pages F-82 and F-93, respectively, of the Financial Section of this report, in the "Capital" section starting on page F-16 of the Financial Section of this report and in the “Supervision and Regulation” section of this report.
Equity Compensation Plan Information
The response to this item will be included in Comerica's definitive Proxy Statement relating to the Annual Meeting of Shareholders, which sections are hereby incorporated by reference.
Performance Graph
Our performance graph is available under the caption "Performance Graph" on page F-2 of the Financial Section of this report.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
As of December 31, 2023, a total of 97.2 million shares have been authorized for repurchase under the share repurchase program since its inception in 2010. There is no expiration date for Comerica's share repurchase program.
The following table summarizes Comerica's share repurchase activity for the year ended December 31, 2023.

(shares in thousands)	Total Number of Shares Purchased as Part of Publicly Announced Repurchase Plans or Programs	Remaining Share Repurchase Authorization (a)	Total Number of Shares Purchased (b)	Average Price Paid Per Share
Total first quarter 2023	—	4,997	31	$72.78
Total second quarter 2023	—	4,997	3	42.36
Total third quarter 2023	—	4,997	3	43.37
October 2023	—	4,997	3	40.60
November 2023	—	4,997	—	—
December 2023	—	4,997	—	—
Total fourth quarter 2023	—	4,997	3	40.60
Total 2023	—	4,997	40	$65.89
(a)Maximum number of shares that may yet be purchased under the publicly announced plans or programs.
(b)Includes approximately 40,000 shares (including 3,000 shares in the quarter ended December 31, 2023) purchased related to deferred compensation plans during the year ended December 31, 2023. These transactions are not considered part of Comerica's repurchase program.

Item 6.  [Reserved]

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.
    Reference is made to the sections entitled “2023 Overview,” “Results of Operations," "Strategic Lines of Business," "Balance Sheet and Capital Funds Analysis," "Risk Management," "Critical Accounting Estimates," "Supplemental Financial Data" and "Forward-Looking Statements" on pages F-3 through F-41 of the Financial Section of this report.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.
Reference is made to the subheadings entitled “Market and Liquidity Risk,” “Operational Risk,” "Technology Risk," “Compliance Risk” and “Strategic Risk” on pages F-27 through F-34 of the Financial Section of this report.

Item 8.  Financial Statements and Supplementary Data.
Reference is made to the sections entitled “Consolidated Balance Sheets,” “Consolidated Statements of Income,” “Consolidated Statements of Comprehensive Income,” “Consolidated Statements of Changes in Shareholders' Equity,” “Consolidated Statements of Cash Flows,” “Notes to Consolidated Financial Statements,” “Report of Management,” and “Reports of Independent Registered Public Accounting Firm,” (PCAOB ID: 42) on pages F-42 through F-107 of the Financial Section of this report.

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
The remainder of the response to this item will be included in Comerica's definitive Proxy Statement relating to the Annual Meeting of Shareholders, which sections are hereby incorporated by reference.

Item 11.  Executive Compensation.
The response to this item will be included in Comerica's definitive Proxy Statement relating to the Annual Meeting of Shareholders, which sections are hereby incorporated by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The response to this item will be included in Comerica's definitive Proxy Statement relating to the Annual Meeting of Shareholders, which sections are hereby incorporated by reference.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.
The response to this item will be included in Comerica's definitive Proxy Statement relating to the Annual Meeting of Shareholders, which sections are hereby incorporated by reference.

Item 14.  Principal Accountant Fees and Services.
The response to this item will be included in Comerica's definitive Proxy Statement relating to the Annual Meeting of Shareholders, which sections are hereby incorporated by reference.

PART IV

Item 15.  Exhibits and Financial Statement Schedules.
Note Regarding Reliance on Statements in Our Contracts and Other Exhibits: We include agreements and other exhibits to this Annual Report on Form 10-K to provide information regarding their terms and not to provide any other factual or disclosure information about us, our subsidiaries or affiliates, or the other parties to the agreements, or for any other purpose. The agreements and other exhibits contain representations and warranties by each of the parties to the applicable agreement. These representations and warranties have been made solely for the benefit of the other parties to the applicable agreement or other arrangement and (i) should not in all instances be treated as categorical statements of fact, but rather as a way of allocating the risk to one of the parties if those statements prove to be inaccurate; (ii) have in many cases been qualified by disclosures that were made to the other party in connection with the negotiation of the applicable agreement, which disclosures are not necessarily reflected in the agreement; (iii) may apply standards of materiality in a way that is different from what may be viewed as material to investors; and (iv) were made only as of the date of the applicable agreement or other exhibit, or such other date or dates as may be specified in the document and are subject to more recent developments. Accordingly, these representations and warranties may not describe the actual state of affairs as of the date they were made or at any other time.
The following documents are filed as a part of this report:

1.	Financial Statements: The financial statements that are filed as part of this report are included in the Financial Section on pages F-42 through F-107.

2.	All of the schedules for which provision is made in the applicable accounting regulations of the SEC are either not required under the related instruction, the required information is contained elsewhere in the Form 10-K, or the schedules are inapplicable and therefore have been omitted.

3.	Exhibits:

2	(not applicable)

3.1	Restated Certificate of Incorporation of Comerica Incorporated (filed as Exhibit 3.2 to Registrant's Current Report on Form 8-K dated August 4, 2010, and incorporated herein by reference).

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

N†	Form of Standard Comerica Incorporated Restricted Stock Unit Award Agreement under the Comerica Incorporated 2018 Long-Term Incentive Plan (2023 non-cliff 2-3-4 version).

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

10.6†
1999 Comerica Incorporated Amended and Restated Deferred Compensation Plan (amended and restated effective December 31, 2022) (filed as Exhibit 10.7 to Registrant's Current Report on Form 8-K dated November 8, 2022, and incorporated herein by reference).

10.7†
1999 Comerica Incorporated Amended and Restated Common Stock Deferred Incentive Award Plan (amended and restated effective December 31, 2022) (filed as Exhibit 10.8 to Registrant's Current Report on Form 8-K dated November 8, 2022, and incorporated herein by reference).

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

101
Financial statements from the Registrant's Annual Report on Form 10-K for the year ended December 31, 2023, formatted in Inline XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Changes in Shareholders' Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements.

104	The cover page from the Registrant's Annual Report on Form 10-K for the year ended December 31, 2023, formatted in Inline XBRL (included in Exhibit 101).

†	Management contract or compensatory plan or arrangement.

File No. for all filings under Exchange Act, unless otherwise noted: 1-10706.

Item 16.  Form 10-K Summary.
Not applicable.

FINANCIAL REVIEW AND REPORTS
Comerica Incorporated and Subsidiaries

PERFORMANCE GRAPH
The graph shown below compares the total returns (assuming reinvestment of dividends) of Comerica Incorporated common stock, the S&P 500 Index and the KBW Bank Index. The graph assumes $100 invested in Comerica Incorporated common stock (returns based on stock prices per the NYSE) and each of the indices on December 31, 2018 and the reinvestment of all dividends during the periods presented.

Comparison of Five Year Cumulative Total Return
Among Comerica Incorporated, KBW Bank and S&P 500 Index
(Assumes $100 Invested on 12/31/18 and Reinvestment of Dividends)

$250
$225
$200
$175
$150
$125
$100
$75
$50
2018
2019
2020
2021
2022
2023
Comerica Incorporated
KBW Bank Index
S&P 500 Index

	2018	2019	2020	2021	2022	2023
Comerica Incorporated	100	108	90	146	116	103
KBW Bank Index	100	136	122	169	133	132
S&P 500 Index	100	131	156	200	164	207

The performance shown on the graph is not necessarily indicative of future performance.

2023 OVERVIEW
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
Full-Year 2023 compared to Full-Year 2022
•Net income decreased $270 million to $881 million, driven by increases in noninterest expenses and provision for credit losses, partially offset by an increase in net interest income due to higher short-term rates and loan growth.
•Diluted net income per common share was $6.44 in 2023 compared to $8.47 in 2022.
•Average loans increased $3.4 billion, or 7 percent, to $53.9 billion, and included increases in Commercial Real Estate, National Dealer Services, Corporate Banking, Wealth Management and Environmental Services, partially offset by declines in Mortgage Banker Finance related to the planned exit from this line of business and Equity Fund Services.
•Average securities decreased $1.6 billion, or 8 percent, to $17.4 billion, reflecting unrealized losses and maturities of Treasury securities, partially offset by the full-year impact of mortgage-backed securities purchased during 2022.
•Average deposits decreased $9.5 billion, or 13 percent, to $66.0 billion. Average noninterest-bearing deposits, which decreased $11.1 billion, or 27 percent, were impacted by customer diversification efforts following the banking industry disruption in the first quarter of 2023, partially offset by an increase in average interest-bearing deposits of $1.7 billion, or 5 percent, primarily due to increases in brokered time deposits and customer certificates of deposit.
•Average short-term borrowings increased $6.8 billion to $7.2 billion, while average medium- and long-term debt increased $3.0 billion to $5.8 billion, reflecting higher Federal Home Loan Bank (FHLB) advances.
•Net interest income increased $48 million to $2.5 billion, and the net interest margin increased 4 basis points to 3.06 percent, largely due to higher short-term rates and average loan growth, partly offset by an increase in average borrowings and interest-bearing deposits.
•The provision for credit losses increased $29 million to $89 million, reflecting average loan growth, an uncertain economic outlook and credit migration, as well as changes in portfolio composition.
•Noninterest income increased $10 million to $1.1 billion, reflecting increases in deferred compensation asset returns (offset in noninterest expenses), FHLB stock dividends, brokerage fees, card fees, commercial lending fees and letter of credit fees, partially offset by decreases in risk management hedging income, service charges on deposit accounts and capital markets income.
•Noninterest expenses increased $361 million to $2.4 billion, primarily due to increases in FDIC insurance expense, salaries and benefits expense, non-salary pension expense, outside processing fee expense, litigation and regulatory-related expenses, consulting fees, software expense and legal fees, partially offset by gains on the sale of real estate during the current year.
•The Corporation declared common dividends of $2.84 per share, returning $375 million to common shareholders. Additionally, the Corporation declared $23 million in preferred dividends.

RESULTS OF OPERATIONS
The following provides a comparative discussion of the Corporation's consolidated results of operations for 2023 compared to 2022. A comparative discussion of results for 2022 compared to 2021 is provided in the "Results of Operations" section beginning on page F-3 of the Corporation's 2022 Annual Report.

Analysis of Net Interest Income

(dollar amounts in millions)
Years Ended December 31	2023			2022			2021
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Commercial loans (a) (b)	$30,009	$1,651	5.51%	$29,846	$1,278	4.28%	$29,283	$1,009	3.45%
Real estate construction loans	4,041	330	8.16	2,607	132	5.07	3,609	123	3.40
Commercial mortgage loans	13,697	981	7.17	12,135	513	4.22	10,610	305	2.88
Lease financing (c)	776	37	4.72	680	21	3.12	596	(2)	(0.37)
International loans	1,226	98	7.96	1,246	56	4.46	1,063	33	3.14
Residential mortgage loans	1,877	66	3.54	1,776	56	3.16	1,813	55	3.04
Consumer loans	2,277	177	7.76	2,170	97	4.49	2,109	71	3.34
Total loans (d)	53,903	3,340	6.20	50,460	2,153	4.27	49,083	1,594	3.25
Mortgage-backed securities (e)	15,546	421	2.28	16,199	385	2.14	11,747	224	1.92
U.S. Treasury securities (f)	1,896	9	0.47	2,816	29	0.98	3,977	56	1.42
Total investment securities	17,442	430	2.10	19,015	414	1.97	15,724	280	1.79
Interest-bearing deposits with banks (g)	7,530	392	5.21	9,376	104	1.02	18,729	27	0.14
Other short-term investments	339	13	3.72	174	1	0.81	183	—	0.22
Total earning assets	79,214	4,175	5.08	79,025	2,672	3.27	83,719	1,901	2.27
Cash and due from banks	1,214			1,481			1,006
Allowance for loan losses	(658)			(569)			(729)
Accrued income and other assets	7,424			7,335			6,156
Total assets	$87,194			$87,272			$90,152
Money market and interest-bearing checking deposits (h)	$26,054	627	2.39	$28,347	94	0.33	$31,063	18	0.06
Savings deposits	2,774	6	0.21	3,304	2	0.05	3,018	—	0.01
Customer certificates of deposit	2,708	75	2.77	1,756	5	0.30	2,110	4	0.21
Other time deposits	3,577	183	5.13	16	1	4.17	—	—	—
Foreign office time deposits	23	1	4.02	40	—	1.05	49	—	0.08
Total interest-bearing deposits	35,136	892	2.52	33,463	102	0.30	36,240	22	0.06
Federal funds purchased	29	1	4.77	82	3	3.28	2	—	—
Other short-term borrowings	7,189	390	5.41	354	14	4.08	—	—	—
Medium- and long-term debt	5,847	378	6.47	2,818	87	3.07	3,035	35	1.11
Total interest-bearing sources	48,201	1,661	3.43	36,717	206	0.56	39,277	57	0.14
Noninterest-bearing deposits	30,882			42,018			41,441
Accrued expenses and other liabilities	2,516			2,086			1,481
Shareholders’ equity	5,595			6,451			7,953
Total liabilities and shareholders’ equity	$87,194			$87,272			$90,152
Net interest income/rate spread		$2,514	1.65		$2,466	2.71		$1,844	2.13
Impact of net noninterest-bearing sources of funds			1.41			0.31			0.08
Net interest margin (as a percentage of average earning assets)			3.06%			3.02%			2.21%
(a)Interest income on commercial loans included (expense) income related to swap settlements of $(602) million, $(25) million and $95 million for the years ended December 31, 2023, 2022 and 2021, respectively.
(b)Included Paycheck Protection Program (PPP) loans with average balances of $30 million, $147 million and $2.3 billion, interest income of $1 million, $11 million and $111 million and average yields of 1.65%, 7.25% and 4.77% for the years ended December 31, 2023, 2022 and 2021, respectively.
(c)Included residual value adjustments totaling $6 million, $3 million, and $20 million, which impacted the average yield on loans by 1 basis point, 1 basis point and 4 basis points for the years ended December 31, 2023, 2022 and 2021, respectively.
(d)Nonaccrual loans are included in average balances reported and in the calculation of average rates.
(e)Average balances included $(2.9) billion, $(1.8) billion and $61 million of unrealized (losses) gains for the years ended December 31, 2023, 2022 and 2021, respectively; yields calculated gross of these unrealized gains and losses.
(f)Average balances included $(115) million, $(117) million and $27 million of unrealized (losses) gains for the years ended December 31, 2023, 2022 and 2021, respectively; yields calculated gross of these unrealized gains and losses.
(g)Average balances included $5 million, excluded $769 million and excluded $375 million of collateral posted and netted against derivative liability positions for the years ended December 31, 2023, 2022 and 2021, respectively; yields calculated gross of derivative netting amounts.
(h)Average balances excluded $195 million, $128 million and $156 million of collateral received and netted against derivative asset positions for the years ended December 31, 2023, 2022 and 2021, respectively; yields calculated gross of derivative netting amounts.

Rate/Volume Analysis

(in millions)
Years Ended December 31	2023/2022			2022/2021
	Increase (Decrease) Due to Rate (a)	Increase (Decrease) Due to Volume (a)	Net Increase (Decrease)	Increase (Decrease) Due to Rate (a)	Increase (Decrease) Due to Volume (a)	Net Increase (Decrease)
Interest Income:
Commercial loans	$362	$11	$373	$244	$25	$269
Real estate construction loans	86	112	198	60	(51)	9
Commercial mortgage loans	357	111	468	143	65	208
Lease financing	11	5	16	21	2	23
International loans	43	(1)	42	14	9	23
Residential mortgage loans	7	3	10	2	(1)	1
Consumer loans	71	9	80	24	2	26
Total loans	937	250	1,187	508	51	559
Mortgage-backed securities	10	26	36	5	156	161
U.S. Treasury securities	(15)	(5)	(20)	(17)	(10)	(27)
Total investment securities	(5)	21	16	(12)	146	134
Interest-bearing deposits with banks	420	(132)	288	170	(93)	77
Other short-term investments	6	6	12	1	—	1
Total interest income	1,358	145	1,503	667	104	771
Interest Expense:
Money market and interest-bearing checking deposits	459	74	533	85	(9)	76
Savings deposits	5	(1)	4	2	—	2
Customer certificates of deposit	44	26	70	2	(1)	1
Other time deposits	—	182	182	—	1	1
Foreign office time deposits	1	—	1	—	—	—
Total interest-bearing deposits	509	281	790	89	(9)	80
Federal funds purchased	1	(3)	(2)	—	3	3
Other short term borrowings	5	371	376	—	14	14
Medium- and long-term debt	138	153	291	43	9	52
Total interest expense	653	802	1,455	132	17	149
Net interest income	$705	$(657)	$48	$535	$87	$622
(a)Impact of other portfolio dynamics and interest rate swaps reflected as part of rate impact, rate/volume variances are allocated to variances due to volume.
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
Refer to the Analysis of Net Interest Income and the Rate/Volume Analysis tables above for an analysis of net interest income for the years ended December 31, 2023, 2022 and 2021 and details of the components of the change in net interest income for 2023 compared to 2022 as well as 2022 compared to 2021.
Net interest income was $2.5 billion for the year ended December 31, 2023, an increase of $48 million compared to the year ended December 31, 2022. The increase in net interest income reflected the net benefit from higher short-term rates and loan growth, partially offset by increased balances of interest-bearing deposits and borrowings. Net interest margin increased 4 basis points to 3.06 percent for the year ended December 31, 2023, reflecting higher short-term rates, partially offset by higher- cost funding sources.
Average earning assets of $79.2 billion were relatively stable compared to the prior year and included $3.4 billion in loan growth, partially offset by declines of $1.8 billion in interest-bearing deposits with banks and $1.6 billion in investment securities. Average interest-bearing funding sources increased $11.5 billion, driven by increases of $6.8 billion in short-term borrowings, $3.0 billion in medium- and long-term debt and $1.7 billion in interest-bearing deposits.

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
Provision for Credit Losses
The provision for credit losses increased $29 million to $89 million, reflecting average loan growth, an uncertain economic outlook and credit migration, as well as changes in portfolio composition. Net loan charge-offs increased $5 million to $22 million, or 0.04 percent of average total loans for the year ended December 31, 2023, compared to $17 million, or 0.03 percent of average total loans for the year ended December 31, 2022, with net charge-offs in Corporate Banking, Business Banking and Technology and Life Sciences partially offset by net recoveries in general Middle Market. The provision for credit losses on lending-related commitments was a benefit of $11 million for the year ended December 31, 2023, compared to an expense of $21 million for the year ended December 31, 2022.
An analysis of the allowance for credit losses and a summary of nonperforming assets are presented under the "Credit Risk" subheading in the "Risk Management" section of this financial review. For information regarding methodology used in the determination of allowance for credit losses, refer to Note 1 to the consolidated financial statements.
Noninterest Income

(in millions)
Years Ended December 31	2023	2022	2021
Card fees	$280	$273	$298
Fiduciary income (a)	235	233	231
Service charges on deposit accounts	185	195	195
Capital markets income (b)	147	154	146
Commercial lending fees (b)	72	68	68
Bank-owned life insurance	46	47	43
Letter of credit fees	42	38	40
Brokerage fees (a)	30	21	14
Risk management hedging (loss) income (b)	(42)	8	—
Other noninterest income (a), (b), (c)	83	31	88
Total noninterest income	$1,078	$1,068	$1,123
(a)2023 results include changes in presentation consistent with contractual terms with new investment program partner resulting in a net $2 million increase to brokerage fees with corresponding decreases of $2 million each in fiduciary income, other noninterest income and commission costs (recorded within salaries and benefits expense).
(b)Effective January 1, 2023, the Corporation reported derivative income, syndication agent fees (previously a component of commercial lending fees) and investment banking fees (previously a component of other noninterest income) as a combined item captioned by capital markets income on the Consolidated Statements of Income. Beginning with fourth quarter 2023, risk management hedging income (previously a component of other noninterest income) was presented as a separate item on the Consolidated Statements of Income. Prior periods have been adjusted to conform to this presentation, and the changes do not impact total noninterest income.
(c)The table below provides further details on certain categories included in other noninterest income.
Noninterest income increased $10 million to $1.1 billion, reflecting increases in other noninterest income, brokerage fees, card fees, commercial lending fees and letter of credit fees, partially offset by decreases in risk management hedging income, service charges on deposit accounts and capital markets income. Other noninterest income included increases in deferred compensation asset returns (offset in noninterest expenses) and FHLB stock dividends.
Brokerage fees are commissions earned for facilitating securities transactions for customers as well as other brokerage services provided. In November 2023, the Corporation transitioned support of its retail brokerage business, including specific insurance, brokerage and investment advisory activities previously conducted by the Corporation's broker-dealer subsidiary, to Ameriprise Financial Institutions Group, an independent financial services broker. Since this transition, brokerage fees include income from sales of select investment products of an independent financial services broker, net of commissions passed through to employees licensed by the independent broker to sell their products. Brokerage fees increased $9 million, or 47 percent, reflecting the impact of the Corporation's new investment program partner as well as increased money market funds revenue related to higher short-term rates as well as elevated transactional revenue for personal trusts.
Card fees consist primarily of interchange and other fee income earned on government prepaid card, commercial card, debit/Automated Teller Machine (ATM) card and merchant payment processing services. Card fees increased $7 million, or 2 percent, reflecting higher processing volumes in merchant services and ATM network bonuses, partially offset by a one-time government card vendor incentive received in 2022.
Commercial lending fees include fees assessed on the unused portion of lines of credit (unused commitment fees) and loan servicing fees. These fees increased $4 million, or 6 percent, driven by higher commitment fees from growth in loan commitments, partially offset by a decrease in Mortgage Banker Finance service charges due to the mostly completed planned exit from this line of business.
Letter of credit fees increased $4 million, or 11 percent, reflecting an increase in standby letters of credit activity.
Risk management hedging income declined $50 million, resulting from a $91 million net loss related to Bloomberg Short-Term Bank Yield Index (BSBY) cessation, which was partially offset by a $41 million increase in price alignment income received on collateral posted for centrally cleared risk management positions. Refer to the "BSBY Cessation" subheading in the "Market and Liquidity Risk" section of this financial review, as well as Note 8 to the consolidated financial statements, for further discussion of de-designated interest rate hedges.
Service charges on deposit accounts consist primarily of charges on retail and business accounts, including fees for treasury management services. Service charges on deposit accounts decreased $10 million, or 5 percent, reflecting declines in volume-based deposit fees and the elimination of certain consumer account fees as well as an increase in earnings credit allowances provided to customers that reduced their service charges.
Capital markets income consists of net gains and losses recognized on customer-initiated derivative instruments, net of the impact of offsetting positions, syndication agent fees, investment banking fees and merger and acquisition advisory fees. Capital markets income decreased $7 million, or 5 percent, primarily due to unfavorable credit valuation adjustments, lower interest rate and energy derivative income and a decline in syndication agent fees, partially offset by increases in advisory fees and foreign exchange derivative income.
Other noninterest income increased $52 million, as detailed below, driven by increases in deferred compensation asset returns (offset in noninterest expenses) and FHLB stock dividends due to higher rates and additional stock acquired during the year.

(in millions)
Years Ended December 31	2023	2022	2021
FHLB and FRB stock dividends	$30	$3	$1
Deferred compensation asset returns (a)	13	(18)	14
Securities trading income	13	13	7
Insurance commissions	12	13	11
All other noninterest income	15	20	55
Other noninterest income	$83	$31	$88
(a)    Compensation deferred by the Corporation's officers and directors is invested based on investment selections of the officers and directors. Income earned on these assets is reported in noninterest income and the offsetting change in deferred compensation plan liabilities is reported in salaries and benefits expense.
Noninterest Expenses

(in millions)
Years Ended December 31	2023	2022	2021
Salaries and benefits expense	$1,306	$1,208	$1,133
Outside processing fee expense	277	251	266
FDIC insurance expense	180	31	22
Occupancy expense	171	175	161
Software expense	171	161	155
Equipment expense	50	50	50
Advertising expense	40	38	35
Other noninterest expenses	164	84	39
Total noninterest expenses	$2,359	$1,998	$1,861
Noninterest expenses increased $361 million to $2.4 billion, primarily due to increases in FDIC insurance expense, salaries and benefits expense, other noninterest expenses, outside processing fee expenses and software expense.
FDIC insurance expense increased $149 million, reflecting $109 million in additional expense resulting from the FDIC Board of Directors' November 2023 approval of a special assessment to recover the loss to the Deposit Insurance Fund (DIF) following the failures of Silicon Valley Bank and Signature Bank. In February 2024, the FDIC indicated that it now expects a larger loss to the DIF than originally estimated and that it plans to provide institutions with an updated estimate of their total special assessment amount with its first quarter 2024 special assessment invoice, to be released in June 2024. This updated special assessment total may result in additional FDIC expense to be recorded later this year.

Salaries and benefits expense increased $98 million, or 8 percent, reflecting increases from annual merit increases and staff additions, temporary labor and deferred compensation expense (offset in other noninterest income), partially offset by a decrease in incentive compensation.
Other noninterest expenses increased $80 million, or 95 percent, including increases in non-salary pension expense, litigation and regulatory-related expenses, consulting fees and legal fees, partially offset by a net gain on fixed asset disposals, which included gains on real estate and asset impairments.
Outside processing fee expense increased $26 million, or 10 percent, reflecting an increase in state program costs and data processing conversion costs, partially offset by lower card fulfillment fees and a decline in volume of government card transactions tied to card fee revenues.
Software expenses increased $10 million, or 6 percent, driven by higher cloud computing costs and an increase in rental and maintenance fees.
The above detail includes expenses for certain modernization initiatives related to the transformation of the retail banking delivery model, alignment of corporate facilities and optimization of technology platforms. Modernization-related expenses totaled $6 million during 2023, compared to $38 million during 2022, and were comprised of transitional real estate costs (reported in occupancy expense), severance and contract labor (reported in salaries and benefits expense) as well as gains on sale of real estate assets, asset impairments and contract termination costs (reported in other noninterest expenses). The above detail also includes $25 million of severance costs during 2023 related to expense recalibration initiatives intended to enhance earnings power and create capacity for strategic and risk management initiatives.
Income Taxes and Related Items
The provision for income taxes was $263 million in 2023, compared to $325 million in 2022. Net deferred tax assets were $1.0 billion at December 31, 2023, compared to $1.1 billion at December 31, 2022. Refer to Note 18 to the consolidated financial statements for information about the components of net deferred tax assets. Deferred tax assets of $1.3 billion were evaluated for realization and it was determined that a valuation allowance of $6 million for federal foreign tax credits and certain state net operating loss (NOL) carryforwards was needed at December 31, 2023. For further information on the Corporation’s valuation policy for deferred tax assets, refer to Note 1 of the consolidated financial statements.

STRATEGIC LINES OF BUSINESS
The Corporation has strategically aligned its operations into three major business segments: the Commercial Bank, the Retail Bank and Wealth Management. These business segments are differentiated based on the type of customer and the related products and services provided. In addition to the three major business segments, the Finance Division is also reported as a segment. The Other category includes items not directly associated with the business segments or the Finance segment. The performance of the business segments is not comparable with the Corporation's consolidated results and is not necessarily comparable with similar information for any other financial institution. Additionally, because of the interrelationships of the various segments, the information presented is not indicative of how the segments would perform if they operated as independent entities. Note 22 to the consolidated financial statements describes the Corporation's segment reporting methodology as well as the business activities of each business segment and presents financial results of the business segments for the years ended December 31, 2023, 2022 and 2021.
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
The following table presents net income (loss) by business segment.

(dollar amounts in millions)
Years Ended December 31	2023		2022		2021
Commercial Bank	$1,116	81%	$1,057	85%	$1,328	89%
Retail Bank	176	13	79	6	40	3
Wealth Management	90	6	106	9	125	8
	1,382	100%	1,242	100%	1,493	100%
Finance	(504)		(98)		(331)
Other	3		7		6
Total	$881		$1,151		$1,168

The following sections present a summary of the performance of each of the Corporation's business segments for 2023 compared to 2022.
Commercial Bank

	Years Ended December 31,			Percent Change
(dollar amounts in millions)	2023	2022	Change
Earnings summary:
Net interest income	$2,051	$1,761	$290	16%
Provision for credit losses	90	32	58	n/m
Noninterest income	603	607	(4)	(1)
Noninterest expenses	1,106	964	142	15
Provision for income taxes	342	315	27	8
Net income	$1,116	$1,057	$59	5
Net charge-offs	$20	$21	$(1)	(3)

Selected average balances:
Loans	$46,435	$43,481	$2,954	7%
Deposits	33,019	42,584	(9,565)	(22)
n/m - not meaningful
Average loans increased $3.0 billion and included increases in Commercial Real Estate, National Dealer Services, Corporate Banking and Environmental Services, partially offset by decreases in Mortgage Banker Finance related to planned exit from this business and Equity Fund Services. Average deposits decreased $9.6 billion, with declines in all deposit categories reflecting customer diversification efforts following the banking industry disruption in the first quarter of 2023. This decline was primarily driven by decreases in noninterest-bearing and money market deposits, with the largest declines in general Middle Market, Technology and Life Sciences, Business Banking, Commercial Real Estate, Corporate Banking and National Dealer Services.
The Commercial Bank's net income increased $59 million to $1.1 billion. Net interest income increased $290 million due to increased loan income as well as higher FTP crediting rates on deposits related to the increase in short-term interest rates, partially offset by higher allocated net FTP charges. The provision for credit losses increased $58 million to $90 million, reflecting loan growth, an uncertain economic outlook and credit migration. Net credit-related charge-offs were $20 million, relatively stable compared to the prior year, with net charge-offs in Corporate Banking, Business Banking and Technology and Life Sciences partially offset by net recoveries in general Middle Market. Noninterest income decreased $4 million, primarily due to lower capital markets income and service charges on deposit accounts, partially offset by higher securities trading income and commercial lending fees. Noninterest expenses increased $142 million, primarily reflecting increases in FDIC insurance expense (related to special assessment), salaries and benefits expense and outside processing fee expense.
Retail Bank

	Years Ended December 31,			Percent Change
(dollar amounts in millions)	2023	2022	Change
Earnings summary:
Net interest income	$846	$680	$166	25%
Provision for credit losses	3	11	(8)	(76)
Noninterest income	119	122	(3)	(2)
Noninterest expenses	728	690	38	6
Provision for income taxes	58	22	36	n/m
Net income	$176	$79	$97	n/m
Net charge-offs (recoveries)	$1	$(1)	$2	n/m

Selected average balances:
Loans	$2,236	$2,063	$173	8%
Deposits	24,363	26,672	(2,309)	(9)
n/m - not meaningful

Average loans increased $173 million while average deposits decreased $2.3 billion, reflecting decreases in all deposit categories with the exception of time deposits. The Retail Bank's net income increased $97 million to $176 million. Net interest income increased $166 million to $846 million, primarily due to higher FTP crediting rates on deposits. Noninterest income was relatively stable, while noninterest expenses increased $38 million, primarily due to increases in FDIC insurance expense (related to special assessment), partially offset by decreases in occupancy and consulting expenses.
Wealth Management

	Years Ended December 31,			Percent Change
(dollar amounts in millions)	2023	2022	Change
Earnings summary:
Net interest income	$208	$199	$9	4%
Provision for credit losses	(6)	9	(15)	n/m
Noninterest income	307	298	9	3
Noninterest expenses	402	348	54	16
Provision for income taxes	29	34	(5)	(12)
Net income	$90	$106	$(16)	(17)%
Net charge-offs (recoveries)	$1	$(3)	$4	n/m

Selected average balances:
Loans	$5,232	$4,906	$326	7%
Deposits	4,130	5,439	(1,309)	(24)
n/m - not meaningful
Average loans remained relatively stable while average deposits decreased $1.3 billion, reflecting decreases in all deposit categories with the exception of time deposits. Wealth Management's net income decreased $16 million to $90 million. Net interest income increased $9 million to $208 million, primarily due to higher loan income, partially offset by an increase in allocated net FTP charges. Noninterest income increased $9 million to $307 million, primarily driven by investment fees, while noninterest expenses increased $54 million, reflecting increases in salaries and benefits expense, consulting expenses, outside processing fee expense and FDIC insurance expense (related to special assessment).
Finance & Other

	Years Ended December 31,			Percent Change
(dollar amounts in millions)	2023	2022	Change
Earnings summary:
Net interest expense	$(591)	$(174)	$(417)	n/m
Provision for credit losses	2	8	(6)	(81)
Noninterest income	49	41	8	20
Noninterest expenses	123	(4)	127	n/m
Benefit for income taxes	(166)	(46)	(120)	n/m
Net loss	$(501)	$(91)	$(410)	n/m

Selected average balances:
Loans	$—	$10	$(10)	(100%)
Deposits	4,506	786	3,720	n/m
n/m - not meaningful
Average deposits, which primarily consist of centrally-managed brokered time deposits fully insured by the FDIC, increased $3.7 billion. Net loss for the Finance and Other category increased $410 million to $501 million. Net interest expense increased $417 million to $591 million, reflecting the impact of interest rate swaps (which are centrally managed) as well as increased balances from higher-cost funding sources. Noninterest income increased $8 million to $49 million, primarily due to higher investment fees and FHLB stock dividends, partially offset by a decrease in risk management hedging income (BSBY cessation). Noninterest expenses increased $127 million, reflecting higher salaries and benefits expense and FDIC insurance expense (special assessment), partially offset by gains on the sale of real estate.

The following table lists the Corporation's banking centers by geographic market.

December 31	2023	2022	2021
Michigan	176	177	188
Texas	116	115	124
California	92	92	95
Other Markets:
Arizona	16	17	17
Florida	7	8	8
Canada	1	1	1
Total Other Markets	24	26	26
Total	408	410	433

BALANCE SHEET AND CAPITAL FUNDS ANALYSIS
Earning Assets
Period-End Loans

(in millions)				Percent Change
December 31	2023	2022	Change
Commercial loans	$27,251	$30,909	$(3,658)	(12)%
Real estate construction loans	5,083	3,105	1,978	64
Commercial mortgage loans	13,686	13,306	380	3
Lease financing	807	760	47	6
International loans	1,102	1,197	(95)	(8)
Residential mortgage loans	1,889	1,814	75	4
Consumer loans:
Home equity	1,792	1,776	16	1
Other consumer	503	535	(32)	(6)
Total consumer loans	2,295	2,311	(16)	(1)
Total loans	$52,113	$53,402	$(1,289)	(2)%
On a period-end basis, total loans decreased $1.3 billion to $52.1 billion at December 31, 2023, compared to $53.4 billion at December 31, 2022.
Average Loans

(in millions)				Percent Change
Years Ended December 31	2023	2022	Change
Average Loans By Loan Type:
Commercial loans	$30,009	$29,846	$163	1%
Real estate construction loans	4,041	2,607	1,434	55
Commercial mortgage loans	13,697	12,135	1,562	13
Lease financing	776	680	96	14
International loans	1,226	1,246	(20)	(2)
Residential mortgage loans	1,877	1,776	101	6
Consumer loans:
Home equity	1,775	1,634	141	9
Other consumer	502	536	(34)	(6)
Total consumer loans	2,277	2,170	107	5
Total loans	$53,903	$50,460	$3,443	7%

(in millions)				Percent Change
Years Ended December 31	2023	2022	Change
Average Loans By Business Line:
General Middle Market	$12,568	$12,686	$(118)	(1)%
National Dealer Services	5,775	4,633	1,142	25
Equity Fund Services	3,001	3,345	(344)	(10)
Environmental Services	2,366	2,119	247	12
Energy	1,480	1,387	93	7
Entertainment	1,153	1,141	12	1
Technology and Life Sciences	865	909	(44)	(5)
Total Middle Market	27,208	26,220	988	4
Commercial Real Estate	9,085	6,898	2,187	32
Corporate Banking	6,044	5,528	516	9
Business Banking	3,150	3,256	(106)	(3)
Mortgage Banker Finance	945	1,579	(634)	(40)
Total Commercial Bank	46,432	43,481	2,951	7
Total Retail Bank	2,237	2,063	174	8
Total Wealth Management	5,232	4,906	326	7
Total Finance and Other	2	10	(8)	(92)
Total loans	$53,903	$50,460	$3,443	7%

Average total loans increased $3.4 billion to $53.9 billion in 2023, compared to $50.5 billion in 2022, which included a $2.2 billion increase in Commercial Real Estate, which generally serves real estate developers and investors. National Dealer Services, which provides floor plan inventory financing and commercial mortgages to auto dealerships, increased by $1.1 billion, while Corporate Banking, which serves companies with revenues generally over $500 million, increased by $516 million. These increases were partially offset by a $634 million decline in Mortgage Banker Finance due to the mostly completed planned exit from this line of business.

Investment Securities

(in millions)				Percent Change
December 31	2023	2022	Change
U.S. Treasury securities	$1,605	$2,664	$(1,059)	(40)%
Residential mortgage-backed securities (a)	10,519	11,655	(1,136)	(10)
Commercial mortgage-backed securities (a)	4,745	4,693	52	1%
Total investment securities	$16,869	$19,012	$(2,143)	(11)%
(a)Issued and/or guaranteed by U.S. government agencies or U.S. government-sponsored enterprises.
n/m - not meaningful
On a period-end basis, investment securities were $16.9 billion at December 31, 2023, a decrease of $2.1 billion from $19.0 billion at December 31, 2022, due to maturities of Treasury securities and paydowns of mortgage-backed securities, partially offset by an improvement in unrealized losses, from $3.0 billion at December 31, 2022 to $2.7 billion at December 31, 2023. At December 31, 2023, the effective duration of the Corporation's securities portfolio was approximately 5.5 years. On an average basis, investment securities decreased $1.6 billion to $17.4 billion in 2023, compared to $19.0 billion in 2022, primarily due to unrealized losses and maturities of Treasury securities.

(weighted average yield) (a)	U.S. Treasury securities	Residential mortgage-backed securities (b)	Commercial mortgage-backed securities (b)	Total investment securities
December 31, 2023
Maturity (c)
Within 1 year	0.23%	3.76%	—%	0.25%
1-5 Years	0.29	2.19	1.66	0.66
5-10 Years	—	1.93	2.97	2.93
After 10 Years	—	1.96	—	1.96
Total	0.26%	1.96%	2.96%	2.08%
Weighted Average Maturity (years)	1.1	26.2	8.1	19.1
(a)Weighted average yields are calculated on the basis of yield to maturity based on the carrying value of each debt security, aggregated by type and agency.
(b)Issued and/or guaranteed by U.S. government agencies or U.S. government-sponsored enterprises.
(c)Based on final contractual maturity.

Interest-Bearing Deposits with Banks and Other Short-Term Investments
Interest-bearing deposits with banks, which are mostly used to manage liquidity requirements of the Corporation, primarily include deposits with the Federal Reserve Bank (FRB) and also include deposits with banks in developed countries or international banking facilities of foreign banks located in the United States. On a period-end basis, interest-bearing deposits with banks increased $3.5 billion to $8.1 billion at December 31, 2023. On an average basis, interest-bearing deposits with banks decreased $1.8 billion to $7.5 billion in 2023.
Other short-term investments include federal funds sold, trading securities, money market investments and loans held-for-sale. Substantially all trading securities are deferred compensation plan assets. Loans held-for-sale include variable-rate demand notes for which the Corporation has purchased the underlying bonds as well as residential mortgage loans originated with management's intention to sell and, from time to time, other loans that are transferred to held-for-sale. On a period-end basis, other short-term investments increased $242 million to $399 million at December 31, 2023, which was driven by the above-referenced variable-rate demand notes. On an average basis, other short-term investments increased $165 million to $339 million in 2023.
Deposits and Borrowed Funds
Period-End Deposits and Borrowed Funds

(in millions)				Percent Change
Years Ended December 31	2023	2022	Change
Noninterest-bearing deposits	$27,849	$39,945	$(12,096)	(30)%
Money market and interest-bearing checking deposits	28,246	26,290	1,956	7
Savings deposits	2,381	3,225	(844)	(26)
Customer certificates of deposit	3,723	1,762	1,961	n/m
Other time deposits	4,550	124	4,426	n/m
Foreign office time deposits	13	51	(38)	(75)
Total deposits	$66,762	$71,397	$(4,635)	(6)%
Short-term borrowings	$3,565	$3,211	$354	11%
Medium- and long-term debt	6,206	3,024	3,182	n/m
Total borrowed funds	$9,771	$6,235	$3,536	57%
n/m - not meaningful
On a period-end basis, total deposits decreased $4.6 billion to $66.8 billion at December 31, 2023, compared to $71.4 billion at December 31, 2022, reflecting a decrease of $12.1 billion in noninterest-bearing deposits, partially offset by a $7.5 billion increase in interest-bearing deposits.
Uninsured deposits are defined as the portion of deposit accounts in U.S. offices that exceed the FDIC insurance limit and amounts in any other uninsured investment or deposit account that are classified as deposits and are not subject to any federal or state deposit insurance regimes. Total uninsured deposits were $31.5 billion and $45.5 billion at December 31, 2023 and 2022, respectively, as calculated per regulatory guidance. The portion of domestic time deposits in excess of insurance limits was $797 million and $370 million at December 31, 2023 and 2022, respectively. Time deposits otherwise uninsured, which consist of foreign office time deposits and all mature in three months or less, totaled $13 million at December 31, 2023, compared to $51 million at December 31, 2022.
On a period-end basis, short-term borrowings totaled $3.6 billion at December 31, 2023, compared to $3.2 billion at December 31, 2022, and included federal funds purchased and short-term Federal Home Loan Bank (FHLB) advances. On a period-end basis, total medium- and long-term debt totaled $6.2 billion at December 31, 2023, an increase of $3.2 billion from $3.0 billion at December 31, 2022. The Corporation uses medium- and long-term debt, which includes medium- and long-term senior notes, subordinated notes and FHLB advances, to provide funding for earning assets, liquidity and regulatory capital.

Average Deposits and Borrowed Funds

(in millions)				Percent Change
Years Ended December 31	2023	2022	Change
Noninterest-bearing deposits	$30,882	$42,018	$(11,136)	(27)%
Money market and interest-bearing checking deposits	26,054	28,347	(2,293)	(8)
Savings deposits	2,774	3,304	(530)	(16)
Customer certificates of deposit	2,708	1,756	952	54
Other time deposits	3,577	16	3,561	n/m
Foreign office time deposits	23	40	(17)	(42)
Total deposits	$66,018	$75,481	$(9,463)	(13)%
Short-term borrowings	$7,218	$436	$6,782	n/m
Medium- and long-term debt	5,847	2,818	3,029	n/m
Total borrowed funds	$13,065	$3,254	$9,811	n/m
n/m - not meaningful

(in millions)				Percent Change
Years Ended December 31,	2023	2022	Change
Average Deposits By Business Line:
General Middle Market	$16,962	$20,409	$(3,447)	(17)%
Technology and Life Sciences	3,607	6,483	$(2,876)	(44)
National Dealer Services	1,022	1,526	(504)	(33)
Equity Fund Services	976	1,175	(199)	(17)
Energy	574	1,000	(426)	(43)
Environmental Services	361	344	17	5
Entertainment	268	267	1	—
Total Middle Market	23,770	31,204	(7,434)	(24)
Corporate Banking	3,788	4,381	(593)	(14)
Business Banking	3,569	4,289	(720)	(17)
Commercial Real Estate	1,582	2,175	(593)	(27)
Mortgage Banker Finance	310	535	(225)	(42)
Total Commercial Bank	33,019	42,584	(9,565)	(22)
Total Retail Bank	24,363	26,672	(2,309)	(9)
Total Wealth Management	4,130	5,439	(1,309)	(24)
Total Finance and Other	4,506	786	3,720	n/m
Total deposits	$66,018	$75,481	$(9,463)	(13)%
n/m - not meaningful
Average deposits decreased $9.5 billion to $66.0 billion in 2023, compared to $75.5 billion in 2022, reflecting an $11.1 billion decrease in noninterest-bearing deposits, partially offset by a $1.7 billion increase in interest-bearing deposits. The decline in noninterest-bearing deposits reflected customer diversification efforts following the banking industry disruption in the first quarter of 2023 as well as a shift in deposit mix from noninterest-bearing to interest-bearing due to the current higher interest rate environment, while the increase in interest-bearing deposits was primarily due to increases in brokered time deposits and customer certificates of deposit.
Average short-term borrowings increased by $6.8 billion to $7.2 billion in 2023, compared to $436 million in 2022, while average medium- and long-term debt increased $3.0 billion to $5.8 billion in 2023, compared to $2.8 billion in 2022, primarily driven by FHLB advances, partially offset by $850 million in senior notes that matured in the third quarter of 2023. Further information on medium- and long-term debt is provided in Note 12 to the consolidated financial statements.

Capital
Total shareholders' equity increased $1.2 billion to $6.4 billion at December 31, 2023, compared to $5.2 billion at December 31, 2022. The following table presents a summary of changes in total shareholders' equity in 2023.

(in millions)
Balance at January 1, 2023		$5,181
Net income		881
Cash dividends declared on common stock		(375)
Cash dividends declared on preferred stock		(23)
Other comprehensive income, net of tax:
Investment securities	$276
Cash flow hedges	337
Defined benefit and other postretirement plans	81
Total other comprehensive income, net of tax		694
Net issuance of common stock under employee stock plans		(4)
Share-based compensation		52
Balance at December 31, 2023		$6,406
The following table summarizes the Corporation’s repurchase activity for the year ended December 31, 2023.

(shares in thousands)	Total Number of Shares Purchased as Part of Publicly Announced Repurchase Plans or Programs	Remaining Share Repurchase Authorization (a)	Total Number of Shares Purchased (b)	Average Price Paid Per Share
First Quarter 2023	—	4,997	31	$72.78
Second Quarter 2023	—	4,997	3	42.36
Third Quarter 2023	—	4,997	3	43.37
Fourth Quarter 2023	—	4,997	3	40.60
Total 2023	—	4,997	40	65.89
(a) Maximum number of shares that may be repurchased under the publicly announced plans or programs.
(b) Includes approximately 40,000 shares purchased related to deferred compensation plans during the year ended December 31, 2023 and is not considered part of the Corporation's repurchase program.
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
The Corporation continues to target a Common Equity Tier 1 (CET1) capital ratio of approximately 10 percent with active capital management. At December 31, 2023, the Corporation's CET1 capital ratio was 11.09 percent, a increase of 109 basis points compared to December 31, 2022.
The Corporation is subject to the capital adequacy standards under the Basel III regulatory framework (Basel III). This regulatory framework establishes comprehensive methodologies for calculating regulatory capital and risk-weighted assets (RWA). Basel III also set minimum capital ratios as well as overall capital adequacy standards.
Under Basel III, regulatory capital comprises CET1 capital, additional Tier 1 capital and Tier 2 capital. CET1 capital predominantly includes common shareholders' equity, less certain deductions for goodwill, intangible assets and deferred tax assets that arise from net operating losses and tax credit carry-forwards. Additionally, the Corporation has elected to permanently exclude capital in accumulated other comprehensive income (AOCI) related to debt classified as available-for-sale as well as for cash flow hedges and defined benefit postretirement plans from CET1, an option available to standardized approach entities under Basel III. Tier 1 capital incrementally includes noncumulative perpetual preferred stock. Tier 2 capital includes Tier 1 capital as well as subordinated debt qualifying as Tier 2 and qualifying allowance for credit losses.

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
The Corporation's capital ratios exceeded minimum regulatory requirements as follows:

	December 31, 2023		December 31, 2022
(dollar amounts in millions)	Capital/Assets	Ratio	Capital/Assets	Ratio
Common equity tier 1 (a)	$8,414	11.09%	$7,884	10.00%
Tier 1 risk-based (a)	8,808	11.60	8,278	10.50
Total risk-based	10,263	13.52	9,817	12.45
Leverage	8,808	10.06	8,278	9.55
Common shareholders' equity	6,012	7.00	4,787	5.60
Tangible common equity (a)	5,369	6.30	4,143	4.89
Risk-weighted assets	75,901		78,871
(a) See Supplemental Financial Data section for reconciliations of non-GAAP financial measures and regulatory ratios.
At December 31, 2023, the Corporation and its U.S. banking subsidiaries exceeded the capital ratios required for an institution to be considered “well capitalized” by the standards developed under the Federal Deposit Insurance Corporation Improvement Act of 1991. Refer to Note 20 to the consolidated financial statements for further discussion of regulatory capital requirements, capital ratio calculations and restrictions on the ability of the Corporation's banking subsidiaries to transfer assets to the Corporation.
The common shareholders' equity ratio increased 140 basis points to 7.00 percent at December 31, 2023, primarily due to lower unrealized losses on investment securities available-for-sale and the Corporation's cash flow hedge portfolio. The unrealized losses in the Corporation's available-for-sale investment security portfolio, which are due to market valuations since the time of initial acquisition, are not expected to be realized. The tangible common equity ratio, which excludes goodwill and other intangible assets, increased 141 basis points to 6.30 percent for the same reasons discussed above. Common shareholders' equity included $3.0 billion in accumulated other comprehensive losses, with approximately $2.3 billion of those losses relating to balances recorded in total assets, comprised of valuation adjustments to available-for-sale securities and pension assets, as well as related deferred tax assets. These amounts impacted the common shareholders' equity ratio by 328 basis points; the impact on the tangible common equity ratio using the same calculation method was 332 basis points.
Basel III Endgame Framework
On July 27, 2023, the federal banking agencies issued a notice of proposed rulemaking, commonly referred to as Basel III Endgame (the Capital Proposal) that would significantly increase the capital requirements applicable to large banking organizations with total assets of $100 billion or more. The Capital Proposal would align the regulatory capital calculation and the calculation of risk-weighted assets across large banking organizations subject to the Capital Proposal and require Category III and IV banking organizations to include most components of AOCI, including net unrealized gains and losses on available-for-sale securities, in their regulatory capital ratios. The Capital Proposal is subject to a public comment period, which ended on January 16, 2024, and, if adopted, would include a three-year transition period beginning July 1, 2025. As of December 31, 2023, the Corporation had total assets of $85.8 billion. While the Capital Proposal would not apply to the Corporation as it is currently proposed, if the Corporation becomes subject to the requirements of the Capital Proposal in the future or becomes subject to any other new laws or regulations related to capital and liquidity, such requirements could limit the Corporation’s ability to pay dividends or make share repurchases or require Comerica to reduce business levels or to raise capital, which would have a material adverse effect on the Corporation’s financial condition and results of operations. If subject to the Capital Proposal, the estimated impact related to proposed inclusion of most components of AOCI would be an approximate 300 basis point decrease to common equity tier-1 capital based on December 31, 2023 financials.

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
Allowance for Credit Losses
The allowance for credit losses includes both the allowance for loan losses and the allowance for credit losses on lending-related commitments. The allowance for credit losses increased by $67 million from $661 million at December 31, 2022 to $728 million at December 31, 2023, reflecting an uncertain economic outlook and credit migration, as well as changes in portfolio composition.
The following table presents metrics of the allowance for credit losses and nonperforming loans.

December 31,	2023	2022
Allowance for credit losses as a percentage of total loans	1.40%	1.24%
Allowance for credit losses as a multiple of total nonaccrual loans	4.1x	2.8x
Allowance for credit losses as a multiple of total nonperforming loans	4.1x	2.7x
The economic forecasts informing the current expected credit loss (CECL) model reflect the cumulative effects of the Federal Reserve Bank's tight monetary policy that are weighing on the real economy, as well as several years of elevated inflation that have largely depleted excess savings that households accumulated during the pandemic. Energy prices are projected to level off amid crosswinds from the Russia-Ukraine conflict, rising U.S. crude production and weak demand from China and other major foreign economies. Residential and commercial real estate property prices face headwinds from the long and variable lags by which the Federal Reserve Bank's tighter monetary policy affect real asset prices.
Downside risks to growth from geopolitical risks, a potential government shutdown, the restart of student loan payments and less expansionary fiscal policy are projected to collectively contribute to slower growth in 2024. Price pressures are forecasted to gradually return to pre-pandemic norms as a modest margin of slack opens in the economy's productive capacity. The Federal Reserve Bank's aggressive tightening of monetary policy, including rapid increases in interest rates and reductions in the size of its balance sheet, contribute to elevated risk of a policy error or recession.
These factors shaped the 2-year reasonable and supportable forecast used by the Corporation in its CECL estimate at December 31, 2023. The U.S. economy is projected to grow at a below-trend rate through 2024 before gradually normalizing to its trend growth rate. Certain economic variables, like oil prices, are expected to increase in the short term before decreasing as inflation normalizes. Forecasts for other key economic variables are generally consistent with those of Gross Domestic Product (GDP), while interest rate forecasts reflect market expectations and recent guidance from the Federal Reserve Bank. The following table summarizes select economic variables representative of the economic forecasts used to develop the allowance for credit losses estimate at December 31, 2023.

Economic Variable	Base Forecast
Real GDP growth	Gradual growth to a peak near 3 percent in second quarter 2025 before returning to a growth rate of around 2 percent.
Unemployment rate	Remains near 4 percent throughout the forecast period.
Corporate BBB bond to 10-year Treasury bond spreads	Spreads widen to 2.4 percent by third quarter 2024 before normalizing to 2 percent by the end of the forecast period.
Oil Prices	Prices increase from current levels to $84 dollars in first quarter 2024 before declining to $76 by the end of the forecast period.
Due to the high degree of uncertainty regarding recessionary pressures, persistent inflation, continued high interest rates and other tail risks to the outlook, management considered other economic scenarios to make appropriate qualitative adjustments for certain sectors of its lending portfolio, including more benign as well as more severe scenarios.

Refer to Note 1 to the consolidated financial statements for a discussion of the methodology used in the determination of the allowance for credit losses.
Allowance for Loan Losses
The allowance for loan losses represents management’s estimates of current expected credit losses in the Corporation’s loan portfolio. The allowance for loan losses increased $78 million to $688 million at December 31, 2023, compared to $610 million at December 31, 2022.
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
Allowance for Credit Losses on Lending-Related Commitments
The allowance for credit losses on lending-related commitments estimates current expected credit losses on collective pools of letters of credit and unused commitments to extend credit based on reserve factors, determined in a manner similar to business loans, multiplied by a probability of draw estimate based on historical experience and credit risk, applied to commitment amounts. The allowance for credit losses on lending-related commitments totaled $40 million and $51 million at December 31, 2023 and December 31, 2022, respectively.

Analysis of the Allowance for Credit Losses
The table below details net charge-offs (recoveries) as a percentage of total loans by loan category.

	2023		2022		2021
(dollar amounts in millions)	Net Loan Charge-Offs (Recoveries)	Net Charge-Offs (Recoveries) Ratio (a)	Net Loan Charge-Offs (Recoveries)	Net Charge-Offs (Recoveries) Ratio (a)	Net Loan Charge-Offs (Recoveries)	Net Charge-Offs (Recoveries) Ratio (a)
Commercial	$9	0.03%	$18	0.06%	$(15)	(0.05%)
Commercial mortgage	(1)	(0.01)	—	—	2	0.02
International	13	1.06	—	—	4	0.38
Residential mortgage	—	—	(1)	(0.03)	(2)	(0.11)
Consumer	1	0.04	—	—	1	0.05
Total loans	$22	0.04%	$17	0.03%	$(10)	(0.02%)
(a)Net charge-offs (recoveries) as a percentage of related average loans outstanding.
Net loan charge-offs totaled $22 million for the year ended December 31, 2023, a $5 million increase from net loan charge-offs of $17 million for the year ended December 31, 2022. See "Provision for Credit Losses" in the "Results of Operations" section of this financial review for more information about net loan charge-offs.
Allocation of the Allowance for Credit Losses

	2023			2022
(dollar amounts in millions)	Allocated Allowance	Allowance Ratio (a)	% (b)	Allocated Allowance	Allowance Ratio (a)	% (b)
December 31,
Allowance for loan losses
Business loans
Commercial	$303	1.11%	52%	$287	0.93%	58%
Real estate construction	71	1.39	10	38	1.24	6
Commercial mortgage	226	1.66	26	200	1.51	25
Lease financing	12	1.44	2	6	0.78	1
International	8	0.71	2	10	0.79	2
Total business loans	620	1.29	92	541	1.10	92
Retail loans
Residential mortgage	28	1.50	4	32	1.74	4
Consumer	40	1.74	4	37	1.61	4
Total retail loans	68	1.63	8	69	1.67	8
Total loans	688	1.32%	100%	$610	1.14	100%
Allowance for credit losses on lending-related commitments
Business commitments	31			40
Retail commitments	9			11
Total commitments	40			51
Allowance for credit losses	$728	1.40%		$661	1.24%
(a)Allocated allowance as a percentage of related loans outstanding.
(b)Loans outstanding as a percentage of total loans.
For additional information regarding the allowance for credit losses, refer to the "Critical Accounting Estimates" section of this financial review and Notes 1 and 4 to the consolidated financial statements.
Nonperforming Assets
Nonperforming assets include loans on nonaccrual status and foreclosed assets. Effective January 1, 2023, the Corporation prospectively adopted the provisions of Accounting Standards Update No. 2022-02, "Financial Instruments - Credit Losses (Topic 326): Troubled Debt Restructuring and Vintage Disclosures", which eliminated the accounting for TDRs. Refer to Note 1 to the consolidated financial statements for further information. At December 31, 2022, reduced-rate loans represented TDRs which had been renegotiated to less than their original contractual rates.

The following table presents a summary of nonperforming assets and past due loans.
Summary of Nonperforming Assets and Past Due Loans

(dollar amounts in millions)
December 31	2023	2022
Nonaccrual loans	$178	$240
Reduced-rate loans	n/a	4
Total nonperforming loans	178	244
Foreclosed property	—	—
Total nonperforming assets	$178	$244
Nonaccrual loans as a percentage of total loans	0.34%	0.45%
Nonperforming loans as a percentage of total loans	0.34	0.46
Nonperforming assets as a percentage of total loans and foreclosed property	0.34	0.46
Loans past due 90 days or more and still accruing	$20	$23
Nonperforming assets decreased $66 million to $178 million at December 31, 2023, from $244 million at December 31, 2022. The decrease in nonperforming assets primarily reflected decreases of $33 million in nonaccrual business loans and $29 million in nonaccrual retail loans. Nonperforming loans were 0.34 percent of total loans at December 31, 2023, compared to 0.46 percent at December 31, 2022. For further information regarding the composition of nonaccrual loans, refer to Note 4 to the consolidated financial statements.
The following table presents a summary of changes in nonaccrual loans.

(in millions)
Years Ended December 31	2023	2022
Balance at beginning of period	$240	$264
Loans transferred to nonaccrual (a)	94	132
Nonaccrual loan gross charge-offs	(62)	(68)
Loans transferred to accrual status (a)	(14)	(11)
Nonaccrual loans sold	(5)	(15)
Payments/other (b)	(75)	(62)
Balance at end of period	$178	$240
(a)Based on an analysis of nonaccrual loans with book balances greater than $2 million.
(b)Includes net changes related to nonaccrual loans with balances less than or equal to $2 million, payments on nonaccrual loans with book balances greater than $2 million and transfers of nonaccrual loans to foreclosed property.
There were 16 borrowers with a balance greater than $2 million, totaling $94 million, transferred to nonaccrual status in 2023, a decrease of 7 borrowers compared to 23 borrowers totaling $132 million in 2022. For further information about the composition of loans transferred to nonaccrual during the current period, refer to the nonaccrual information by industry category table below.
The following table presents the composition of nonaccrual loans by balance and the related number of borrowers at December 31, 2023 and 2022.

	2023		2022
(dollar amounts in millions)	Number of Borrowers	Balance	Number of Borrowers	Balance
Under $2 million	457	$50	475	$60
$2 million - $5 million	11	35	14	46
$5 million - $10 million	5	35	8	58
$10 million - $25 million	4	58	5	76
Total	477	$178	502	$240

The following table presents a summary of nonaccrual loans at December 31, 2023 and loans transferred to nonaccrual and net loan charge-offs (recoveries) for the year ended December 31, 2023, based on North American Industry Classification System (NAICS) categories.

	December 31, 2023		Year Ended December 31, 2023
(dollar amounts in millions)	Nonaccrual Loans		Loans Transferred to Nonaccrual (a)		Net Loan Charge-Offs (Recoveries)
Industry Category
Manufacturing	$42	23%	$26	28%	$5	23%
Real Estate & Home Builders	38	21	27	29	(10)	(45)
Residential Mortgage	19	11	—	—	—	—
Transportation & Warehousing	16	9	5	5	5	23
Information & Communication	13	7	12	12	4	18
Services	7	4	7	7	5	22
Wholesale Trade	6	3	11	12	11	50
Arts, Entertainment & Recreation	6	3	—	—	—	—
Mining, Quarrying and Oil & Gas Extraction	4	2	—	—	(1)	(5)
Management of Companies and Enterprises	4	2	3	4	—	—
Retail Trade	1	1	—	—	—	—
Other (b)	22	14	3	3	3	14
Total	$178	100%	$94	100%	$22	100%
(a)Based on an analysis of nonaccrual loans with book balances greater than $2 million.
(b)Other category includes other industry categories with smaller impacts, as well as consumer, excluding residential mortgage and certain personal purpose nonaccrual loans and net charge-offs.
Loans past due 90 days or more and still accruing interest generally represent loans that are well-collateralized and in the process of collection. Loans past due 90 days or more decreased $3 million to $20 million at December 31, 2023, compared to $23 million at December 31, 2022. Loans past due 30-89 days decreased $180 million to $198 million at December 31, 2023, compared to $378 million at December 31, 2022. Loans past due 30 days or more and still accruing interest as a percentage of total loans were 0.42 percent and 0.75 percent at December 31, 2023 and December 31, 2022, respectively. An aging analysis of loans included in Note 4 to the consolidated financial statements provides further information about the balances comprising past due loans.
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

(dollar amounts in millions)
December 31	2023	2022
Total criticized loans	$2,405	$1,572
As a percentage of total loans	4.6%	2.9%
The $833 million increase in criticized loans during the year ended December 31, 2023 was primarily driven by Commercial Real Estate and general Middle Market.
For further information regarding the Corporation's nonperforming assets policies, refer to Notes 1 and 4 to the consolidated financial statements.
Concentrations of Credit Risk
Concentrations of credit risk may exist when a number of borrowers are engaged in similar activities, or activities in the same geographic region, and have similar economic characteristics that would cause them to be similarly impacted by changes in economic or other conditions. The Corporation has concentrations of credit risk with the commercial real estate and automotive industries. All other industry concentrations, as defined by management, individually represented less than 10 percent of total loans at December 31, 2023.

Commercial Real Estate Lending
At December 31, 2023, the Corporation's commercial real estate portfolio represented 36 percent of total loans. The following table summarizes the Corporation's commercial real estate loan portfolio by loan category.

	December 31, 2023			December 31, 2022
(in millions)	Commercial Real Estate business line (a)	Other (b)	Total	Commercial Real Estate business line (a)	Other (b)	Total
Real estate construction loans	$4,570	$513	$5,083	$2,505	$600	$3,105
Commercial mortgage loans	4,727	8,959	13,686	4,681	8,625	13,306
Total commercial real estate	$9,297	$9,472	$18,769	$7,186	$9,225	$16,411
(a)Primarily loans to real estate developers.
(b)Primarily loans secured by owner-occupied real estate.
The Corporation limits risk inherent in its commercial real estate lending activities by monitoring borrowers directly involved in the commercial real estate markets and adhering to conservative policies on loan-to-value ratios for such loans. Commercial real estate loans, consisting of real estate construction and commercial mortgage loans, totaled $18.8 billion at December 31, 2023. Commercial real estate loans made to borrowers in the Commercial Real Estate business line, which includes loans to real estate developers, totaled $9.3 billion, or 50 percent of total commercial real estate loans, an increase of $2.1 billion compared to December 31, 2022. The Commercial Real Estate business line at December 31, 2023 was predominantly secured by multi-family and industrial properties, comprising 46 percent and 34 percent of the portfolio, respectively, with only 6 percent secured by office properties. Commercial real estate loans in other business lines totaled $9.5 billion, or 50 percent of total commercial real estate loans, at December 31, 2023, an increase of $247 million compared to December 31, 2022. These loans consisted primarily of owner-occupied commercial mortgages, which bear credit characteristics similar to non-commercial real estate business loans. Generally, loans previously reported as real estate construction are classified as commercial mortgage loans upon receipt of a certificate of occupancy.
The real estate construction loan portfolio primarily contains loans made to long-tenured customers with satisfactory completion experience. Criticized real estate construction loans in the Commercial Real Estate business line totaled $86 million at December 31, 2023 compared to none at December 31, 2022. In other business lines, criticized real estate construction loans totaled $12 million at December 31, 2023, compared to $3 million at December 31, 2022. There were no real estate construction loan net charge-offs in the years ended December 31, 2023 and 2022.
Commercial mortgage loans are loans where the primary collateral is a lien on any real property and are primarily loans secured by owner-occupied real estate. Real property is generally considered primary collateral if the value of that collateral represents more than 50 percent of the commitment at loan approval. Loans in the commercial mortgage portfolio generally mature within three to five years. Criticized commercial mortgage loans in the Commercial Real Estate business line totaled $378 million and $16 million at December 31, 2023 and 2022, respectively, with the increase primarily in multi-family properties. In other business lines, $395 million and $151 million of commercial mortgage loans were criticized at December 31, 2023 and 2022, respectively. Commercial mortgage loan net recoveries were $1 million in 2023, compared to no net charge-offs in 2022.
Automotive Lending - Dealer:
The following table presents a summary of dealer loans.

	December 31, 2023		December 31, 2022
(in millions)	Loans Outstanding	Percent of Total Loans	Loans Outstanding	Percent of Total Loans
Dealer:
Floor plan	$2,313		$1,379
Other	3,878		3,988
Total dealer	$6,191	11.9%	$5,367	10.1%
Substantially all dealer loans are in the National Dealer Services business line and primarily include floor plan financing and other loans to automotive dealerships. Floor plan loans, included in commercial loans in the Consolidated Balance Sheets, totaled $2.3 billion at December 31, 2023, an increase of $934 million compared to $1.4 billion at December 31, 2022, resulting from increasing vehicle levels due to supply chain improvements. At December 31, 2023 and 2022, other loans in the National Dealer Services business line totaled $3.9 billion and $4.0 billion, respectively, including $2.2 billion and $2.3 billion of owner-occupied commercial real estate mortgage loans, respectively.
There were no nonaccrual dealer loans at both December 31, 2023, and 2022. Additionally, there were no net charge-offs of dealer loans in either of the years ended December 31, 2023 and 2022.

Automotive Lending- Production:
The following table presents a summary of loans to borrowers involved with automotive production.

	December 31, 2023		December 31, 2022
	Loans Outstanding	Percent of Total Loans	Loans Outstanding	Percent of Total Loans
(in millions)
Production:
Domestic	$591		$797
Foreign	257		271
Total production	$848	1.6%	$1,068	2.0%
Loans to borrowers involved with automotive production, primarily Tier 1 and Tier 2 suppliers, totaled $848 million at December 31, 2023 and $1.1 billion at December 31, 2022. These borrowers have faced, and could face in the future, financial difficulties due to disruptions in auto production, issues with supply chains and logistics operations and impacts resulting from labor union strikes. As such, management continues to monitor this portfolio.
Nonaccrual loans to borrowers involved with automotive production totaled $17 million in at December 31, 2023, compared to $5 million at December 31, 2022. Automotive production loan net charge-offs totaled $7 million for the year ended December 31, 2023, compared to $2 million for the same period in 2022.
For further information regarding significant group concentrations of credit risk, refer to Note 5 to the consolidated financial statements.
Residential Real Estate Lending
At December 31, 2023, residential real estate loans represented 7 percent of total loans. The following table summarizes the Corporation's residential mortgage and home equity loan portfolios by geographic market.

	December 31, 2023				December 31, 2022
(dollar amounts in millions)	Residential Mortgage Loans	Percent of Total	Home Equity Loans	Percent of Total	Residential Mortgage Loans	Percent of Total	Home Equity Loans	Percent of Total
Geographic market:
Michigan	$548	29%	$444	25%	$497	27%	$487	27%
California	871	46	911	51	866	48	852	48
Texas	272	14	351	20	258	14	354	20
Other Markets	198	11	86	4	193	11	83	5
Total	$1,889	100%	$1,792	100%	$1,814	100%	$1,776	100%
Residential real estate loans, which consist of traditional residential mortgages and home equity loans and lines of credit, totaled $3.7 billion at December 31, 2023. The residential real estate portfolio is principally located within the Corporation's primary geographic markets. Substantially all residential real estate loans past due 90 days or more are placed on nonaccrual status, and substantially all junior lien home equity loans that are current or less than 90 days past due are placed on nonaccrual status if full collection of the senior position is in doubt. At no later than 180 days past due, such loans are charged off to current appraised values less costs to sell.
Residential mortgages totaled $1.9 billion at December 31, 2023, and were primarily larger, variable-rate mortgages originated and retained for certain private banking relationship customers. Of the $1.9 billion of residential mortgage loans outstanding, $19 million were on nonaccrual status at December 31, 2023, a decrease of $34 million compared to December 31, 2022. The home equity portfolio totaled $1.8 billion at December 31, 2023, of which 96 percent was outstanding under primarily variable-rate, interest-only home equity lines of credit, 3 percent were in amortizing status and 1 percent were closed-end home equity loans. Of the $1.8 billion of home equity loans outstanding, $21 million were on nonaccrual status at December 31, 2023, an increase of $6 million compared to December 31, 2022. A majority of the home equity portfolio was secured by junior liens at December 31, 2023.
Energy Lending
The Corporation has a portfolio of Energy loans that are included entirely in commercial loans in the Consolidated Balance Sheets. Customers in the Corporation's Energy business line (approximately 120 relationships) are engaged in exploration and production (E&P) and midstream. E&P generally includes such activities as searching for potential oil and gas fields, drilling exploratory wells and operating active wells. Commitments to E&P borrowers are generally subject to semi-annual borrowing base re-determinations based on a variety of factors including updated prices (reflecting market and competitive conditions), energy reserve levels and the impact of hedging. The midstream sector is generally involved in the transportation, storage and marketing of crude and/or refined oil and gas products. The Corporation's energy services customers provide products and services primarily to the E&P segment. Approximately 94% of loans in the Energy business line are Shared National Credits (SNC), which are facilities greater than or equal to $100 million shared by three or more federally supervised institutions, reflecting the Corporation's focus on larger middle market companies that have financing needs that generally exceed internal individual borrower credit risk limits. The Corporation seeks to develop full relationships with SNC borrowers.
The following table summarizes information about loans in the Corporation's Energy business line.

(dollar amounts in millions)	2023				2022
December 31	Outstandings		Nonaccrual	Criticized (a)	Outstandings		Nonaccrual	Criticized (a)
Exploration and production (E&P)	$1,070	77%	$4	$4	$1,162	82%	$7	$12
Midstream	312	23	—	—	253	18	—	—
Total Energy business line	$1,382	100%	$4	$4	$1,415	100%	$7	$12
(a)Includes nonaccrual loans.
Loans in the Energy business line totaled $1.4 billion, or 3 percent of total loans, at December 31, 2023, a decrease of $33 million compared to December 31, 2022. Total exposure, including unused commitments to extend credit and letters of credit, was $3.3 billion (a utilization rate of 42 percent) and $3.4 billion (a utilization of 43 percent) at December 31, 2023 and December 31, 2022, respectively. Nonaccrual Energy loans decreased $3 million to $4 million at December 31, 2023, compared to $7 million at December 31, 2022. Criticized Energy loans decreased $8 million to $4 million at December 31, 2023, compared to $12 million at December 31, 2022. Energy net recoveries were $1 million for the year ended December 31, 2023, compared to net charge-offs of $3 million for the year ended December 31, 2022.
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
The following table summarizes information about HR C&I loans, which represented 5 percent and 6 percent of total loans at December 31, 2023 and December 31, 2022, respectively.

(in millions) December 31	2023	2022
Outstandings	$2,814	$3,120
Criticized	332	393
Net loan charge-offs recorded during the years ended December 31,	5	20

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
The Asset Liability Management Committee (ALCO) of the Corporation establishes and monitors compliance with the policies and risk limits pertaining to market and liquidity risk management activities. ALCO meets regularly to discuss and review market and liquidity risk management strategies and consists of executive and senior management from various areas of the Corporation, including treasury, finance, economics, lending, deposit gathering and risk management. Corporate Treasury mitigates market and liquidity risk under the direction of ALCO through the actions it takes to manage the Corporation's market, liquidity and capital positions.
The Corporation performs monthly liquidity stress testing to evaluate its ability to meet funding needs in hypothetical stressed environments. Such environments cover a series of scenarios, including both idiosyncratic and market-wide in nature, which vary in terms of duration and severity. Recent events have created greater uncertainty with respect to normal deposit patterns. Following the March 2023 banking industry disruption, the Corporation activated its contingency funding plan by increasing its cash position through wholesale funding channels and brokered deposits. The Corporation's evaluation as of December 31, 2023 projected that sufficient sources of liquidity were available under each series of events.
In addition to assessing liquidity risk on a consolidated basis, Corporate Treasury also monitors the parent company's liquidity and has established liquidity coverage requirements for meeting expected obligations without the support of additional dividends from subsidiaries. ALCO's policy on liquidity risk management requires the parent company to maintain sufficient liquidity to meet expected cash obligations, such as debt service, dividend payments and normal operating expenses, over a period of no less than 12 months. The Corporation had liquid assets of $1.4 billion on an unconsolidated basis at December 31, 2023.
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
Interest Rate Risk
Net interest income is the primary source of revenue for the Corporation. Interest rate risk arises in the normal course of business due to differences in the repricing and cash flow characteristics of assets and liabilities, primarily through the Corporation's core business activities of extending loans and acquiring deposits. The Corporation's balance sheet is predominantly characterized by floating-rate loans funded by core deposits. Including the impact of interest rate swaps converting floating-rate loans to fixed, the Corporation's loan composition at December 31, 2023 was 40 percent fixed-rate, 51 percent overnight to 30-day rate, 6 percent 90-day and greater rates and 3 percent prime. The composition of the loan portfolio creates sensitivity to interest rate movements due to the imbalance between the faster repricing of the floating-rate loan portfolio versus deposit products. In addition, the growth and/or contraction in the Corporation's loans and deposits may lead to changes in sensitivity to interest rate movements in the absence of mitigating actions. Examples of such actions are purchasing fixed-rate investment securities, which provide liquidity to the balance sheet and act to mitigate the inherent interest rate sensitivity, as well as hedging with interest rate swaps and options. Other mitigating factors include interest rate floors on a portion of the loan portfolio.
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

Sensitivity of Net Interest Income to Changes in Interest Rates
The analysis of the impact of changes in interest rates on net interest income under various interest rate scenarios is management's principal risk management technique. Management models a base-case net interest income under an unchanged interest rate environment using a static balance sheet and generates sensitivity scenarios by changing certain model assumptions. Each scenario includes assumptions such as loan growth, investment security prepayment levels, depositor behavior and overall balance sheet mix and growth which are in line with historical patterns. Additionally, the analysis assumes that all loan hedges qualify for hedge accounting. Changes in actual economic activity may result in a materially different interest rate environment as well as a balance sheet structure that is different from the changes management included in its simulation analysis. Model assumptions in the sensitivity scenarios at December 31, 2023 included for the rising rate scenarios, a modest increase in loan balances and a moderate decrease in deposit balances, and for the declining rate scenarios, a modest decrease in loan balances and a moderate increase in deposit balances. In addition, both scenarios assumed loan spreads held at current levels, an incremental interest-bearing deposit beta of approximately 48%, deposit mix shifts based on historical observations, partial reinvestment of securities portfolio cash flows and no additions to interest rate swaps.
The average balance of the securities portfolio included in the analysis was $17.4 billion for the year ended December 31, 2023 with an average yield of 2.10% and effective duration of 5.5 years.
The table below details components of the variable-rate loan swap portfolio at December 31, 2023.

	Variable-Rate Loan Swaps (a)
(dollar amounts in millions)	Notional Amount	Weighted Average Yield	Years to Maturity (b)
Swaps under contract at December 31, 2023 (c)	$24,850	2.49%	3.9
Weighted average notional active per period:
Full year 2023	22,372	2.38	3.5
Full year 2024	23,575	2.50	3.9
Full year 2025	22,973	2.57	4.1
(a)Included $7.0 billion in swaps which no longer qualified for cash flow hedging designation following BSBY cessation. In January 2024, $4.2 billion of these swaps were re-designated, with the remaining expected to be re-designated in early 2024.
(b)Years to maturity calculated from a starting date of December 31, 2023.
(c)Includes forward starting swaps of $2.0 billion starting in 2024. Excluding forward starting swaps, the weighted average yield was 2.43%.
The analysis also includes interest rate swaps that convert $6.3 billion of fixed-rate medium- and long-term debt to variable rates through fair value hedges. Additionally, included in this analysis are $15.5 billion of loans that were subject to an average interest rate floor of 52 basis points at December 31, 2023. This base-case net interest income is then compared against interest rate scenarios in which short-term rates rise or decline 100 or 200 basis points (with a floor of zero percent) in a linear, non-parallel fashion from the base case over 12 months, resulting in an average change of 50 or 100 basis points over the period.
The table below, as of December 31, 2023 and 2022, displays the estimated impact on net interest income during the next 12 months by relating the base case scenario results to those from the rising and declining rate scenarios described above.

	Estimated Annual Change
(dollar amounts in millions)	2023			2022
December 31	Amount	%		Amount	%
Change in Interest Rates:			Change in Interest Rates:
Rising 100 basis points	$(36)	(2%)	Rising 100 basis points	$10	—%
(50 basis points on average)			(50 basis points on average)
Declining 100 basis points	23	1	Declining 100 basis points	(72)	(2)
(50 basis points on average)			(50 basis points on average)
Rising 200 basis points	(87)	(4)	Rising 200 basis points	(7)	—
(100 basis points on average)			(100 basis points on average)
Declining 200 basis points	33	1	Declining 200 basis points	(156)	(5)
(100 basis points on average)			(100 basis points on average)
In both the 100 and 200 basis point scenarios, sensitivity to declining interest rates shifted from reducing net interest income at December 31, 2022 to benefiting net interest income at December 31, 2023, resulting from a decline in non-maturity deposits, partially offset by an increase in time deposits. In the 100 basis point scenario, sensitivity to rising interest rates shifted from benefiting net interest income at December 31, 2022 to reducing net interest income at December 31, 2023, while in the 200 basis point scenario, negative sensitivity to rising interest rates increased compared to December 31, 2022, resulting from the change in liability mix that occurred in 2023.

At December 31, 2023, additional sensitivity scenarios applied the rising and declining 100 basis point scenario assumptions with a 60% incremental deposit beta relative to the base case scenario to assess the impact of the Corporation's deposit beta assumptions. In these rising and declining scenarios, net interest income decreased by $65 million and increased by $44 million, respectively, due to a more rapid repricing pace compared to the standard model assumptions. All scenarios presented for December 31, 2023 reflected a change in balance sheet composition following the March 2023 banking industry disruption, as the balance sheet maintained a higher concentration of cash as well as increased wholesale funding and brokered deposits, which contributed to the decrease in net interest income in all scenarios presented.
Sensitivity of Economic Value of Equity to Changes in Interest Rates
In addition to the simulation analysis on net interest income, an economic value of equity analysis provides an alternative view of the interest rate risk position. The economic value of equity is the difference between the estimate of the economic value of the Corporation's financial assets, liabilities and off-balance sheet instruments, derived through discounting cash flows based on actual rates at the end of the period, and the estimated economic value after applying the estimated impact of rate movements. The Corporation primarily monitors the percentage change on the base-case economic value of equity. The economic value of equity analysis is based on an immediate parallel 100 or 200 basis point shock with a floor of zero percent.
The table below, as of December 31, 2023 and December 31, 2022, displays the estimated impact on the economic value of equity from the interest rate scenario described above.

(dollar amounts in millions)	2023			2022
December 31	Amount	%		Amount	%
Change in Interest Rates:			Change in Interest Rates:
Rising 100 basis points	$(567)	(4%)	Rising 100 basis points	$(417)	(3%)
Declining 100 basis points	794	6	Declining 100 basis points	627	4
Rising 200 basis points	(1,254)	(10)	Rising 200 basis points	(978)	(7)
Declining 200 basis points	1,363	11	Declining 200 basis points	1,033	7

The negative sensitivity of the economic value of equity to rising rates increased from December 31, 2022 to December 31, 2023 due to deposit runoff and adjustments to deposit behavioral assumptions, partially offset by a declining notional amount of cash flow swaps and a smaller securities portfolio. Sensitivity to declining rates increased the economic value of equity due to the same factors.
Loans by Maturity and Interest Rate Sensitivity
The contractual maturity distribution of the loan portfolio is presented below.

	Loans Maturing
(in millions) December 31, 2023	Within One Year (a)	After One But Within Five Years	After Five But Within Fifteen Years	After Fifteen Years	Total
Commercial loans	$10,616	$15,535	$967	$133	$27,251
Real estate construction loans	1,192	3,612	275	4	5,083
Commercial mortgage loans	2,784	7,707	3,169	26	13,686
Lease financing	270	383	154	—	807
International loans	508	518	76	—	1,102
Residential mortgage loans	5	7	215	1,662	1,889
Consumer loans	487	152	73	1,583	2,295
Total	$15,862	$27,914	$4,929	$3,408	$52,113
(a)Includes demand loans, loans having no stated repayment schedule or maturity and overdrafts.

The interest rate composition of loans with a maturity date over one year are presented below based on contractual terms.

	Loans Maturing After One Year
(in millions) December 31, 2023	Predetermined (Fixed) Interest Rate	Floating Interest Rate	Total
Commercial loans	$375	$16,260	$16,635
Real estate construction loans	74	3,817	3,891
Commercial mortgage loans	1,524	9,378	10,902
Lease financing	286	251	537
International loans	3	591	594
Residential mortgage loans	522	1,362	1,884
Consumer loans	28	1,780	1,808
Total	$2,812	$33,439	$36,251
Risk Management Derivative Instruments
The Corporation uses investment securities and derivative instruments as asset and liability management tools with the overall objective of managing the volatility of net interest income from changes in interest rates. These tools assist management in achieving the desired interest rate risk management objectives. Activity related to derivative instruments currently involves interest rate swaps effectively converting fixed-rate medium- and long-term debt to a floating rate as well as variable rate loans to a fixed rate. Notional activity for 2023 included the impact of LIBOR transition for centrally-cleared swaps, where LIBOR-based swaps were replaced with short-dated LIBOR bridge swaps that matured in 2023 and surviving forward-starting Secured Overnight Financing Rate (SOFR) swaps.

(in millions) Risk Management Notional Activity	Interest Rate Contracts	Foreign Exchange Contracts	Totals
Balance at January 1, 2022	$10,700	$452	$11,152
Additions	20,850	8,638	29,488
Maturities/amortizations	(1,800)	(8,698)	(10,498)
Balance at December 31, 2022	$29,750	$392	$30,142
Additions	17,100	9,534	26,634
Maturities/amortizations	(9,150)	(9,366)	(18,516)
Terminations	(6,550)	—	(6,550)
Balance at December 31, 2023	$31,150	$560	$31,710
The notional amount of risk management interest rate swaps totaled $31.2 billion at December 31, 2023, which included cash flow swaps that convert $24.9 billion of variable-rate loans to a fixed rate as well as fair value swaps that convert $6.3 billion of fixed-rate medium- and long-term debt to a floating rate. Risk management interest rate swaps generated $715 million of net interest expense for the year ended December 31, 2023, compared to no impact for the year ended December 31, 2022. Of the $24.9 billion of cash flow swaps, $7.0 billion were un-designated for accounting purposes as of December 31, 2023. Refer to Note 8 to the consolidated financial statements for further discussion of de-designated interest rate hedges.
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
Further information regarding risk management derivative instruments is provided in Note 8 to the consolidated financial statements.

Customer-Initiated and Other Derivative Instruments

(in millions) Customer-Initiated and Other Notional Activity	Interest Rate Contracts	Energy Derivative Contracts	Foreign Exchange Contracts	Totals
Balance at January 1, 2022	$21,000	$7,770	$1,716	$30,486
Additions	7,593	14,145	42,017	63,755
Maturities/amortizations	(3,017)	(6,002)	(41,029)	(50,048)
Terminations	(5,278)	(1,392)	—	(6,670)
Balance at December 31, 2022	$20,298	$14,521	$2,704	$37,523
Additions	16,207	11,510	44,060	71,777
Maturities/amortizations	(5,651)	(10,761)	(44,013)	(60,425)
Terminations	(8,384)	(1,464)	—	(9,848)
Balance at December 31, 2023	$22,470	$13,806	$2,751	$39,027
The Corporation sells and purchases interest rate caps and floors and enters into foreign exchange contracts, interest rate swaps and energy derivative contracts to accommodate the needs of customers requesting such services. Changes in the fair value of customer-initiated and other derivatives are recognized in earnings as they occur. To limit the market risk of these activities, the Corporation generally takes offsetting positions with dealers. The notional amounts of offsetting positions are included in the table above. Customer-initiated and other notional activity represented 55 percent of total interest rate, energy and foreign exchange contracts at both December 31, 2023 and 2022, respectively.
Further information regarding customer-initiated and other derivative instruments is provided in Note 8 to the consolidated financial statements.
LIBOR Transition
On July 27, 2017, the United Kingdom’s Financial Conduct Authority (FCA), which regulates LIBOR, publicly announced that it intends to stop persuading or compelling banks to submit LIBOR rates after 2021. Effective March 2021, the FCA confirmed that certain LIBOR tenors would no longer be supported after December 31, 2021 and that the remaining tenors, including those most commonly used by the Corporation, would no longer be supported after June 30, 2023. The Corporation had substantial exposure to LIBOR-based products, ceased originating LIBOR-based products in the fourth quarter 2021 and has worked to remediate its outstanding LIBOR contracts. As of December 31, 2023, LIBOR transition was substantially complete.
BSBY Cessation
On November 15, 2023, the Bloomberg Index Services Limited (Bloomberg) announced that it will discontinue publishing the BSBY on November 15, 2024; accordingly, the Corporation was required to “de-designate” $7.0 billion of interest rate swaps used in cash flow hedges of certain BSBY-indexed loans and reclassify amounts recognized in accumulated other comprehensive income into earnings. For each de-designated swap, settlement of interest payments and changes in fair value are recorded as risk management hedging losses within other noninterest income instead of net interest income until the swap is re-designated. In January 2024, $4.2 billion of these swaps were re-designated, with the remaining expected to be re-designated in early 2024. The net impact of BSBY cessation to interest income on commercial loans was a $3 million benefit for the year ended December 31, 2023. Additionally, the Corporation recognized a net loss of $91 million in other noninterest income. Refer to Note 8 to the consolidated financial statements for further discussion of de-designated interest rate hedges.
At December 31, 2023, the Corporation had $33.0 billion of exposure to BSBY-based products, including $21.7 billion in loans and $11.3 billion in interest rate swaps. The Corporation is currently evaluating contracts to ensure appropriate fallback language is included, and will remediate contracts as necessary. The Corporation expects that the majority of BSBY-based contracts will organically transition to SOFR over the upcoming year, with any remaining contracts transitioning to SOFR through fallback language at the first repricing date after BSBY cessation occurs in November 2024.
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
At December 31, 2023, the Bank had pledged real estate-related loans totaling $21.9 billion and investment securities totaling $6.6 billion to the FHLB, which provided for up to $17.1 billion of collateralized borrowing with the FHLB.
The FRB provides liquidity through its discount window, where banks may borrow funds based on the discounted fair value of pledged assets. Additionally, in March 2023, the FRB established the BTFP in response to the 2023 industry disruption, offering loans with up to one year in maturity to eligible depository institutions in exchange for pledged collateral in the form of U.S Treasuries, agency debt and mortgage-backed securities and other qualifying assets. Unlike other funding sources, borrowing capacity under the BTFP is based on the par value, not fair value, of collateral.
At December 31, 2023, the Bank had pledged loans totaling $24.6 billion and investment securities totaling $7.7 billion to the FRB, which provided for up to $21.0 billion and $9.3 billion of collateralized borrowing through the discount window and BTFP program, respectively. The Bank did not rely on the BTFP facility as a funding source, except to perform an operational test at the onset, and does not plan to use the facility before its announced expiration on March 11, 2024. Total available collateralized borrowings with the FRB was $30.3 billion at December 31, 2023.
The table below details the Corporation's sources of available liquidity at December 31, 2023.

(dollar amounts in millions)	Total Capacity	Borrowings Outstanding	Available Liquidity
Cash on deposit with FRB (a)			$7,860
FHLB	$17,081	$7,550	9,531
FRB:
BTFP	9,328	—	9,328
Discount Window	20,953	—	20,953
Total available liquidity			$47,672
(a) Included in interest-bearing deposits with banks on the Consolidated Balance Sheet.
The Corporation may also use brokered deposits and external debt as additional sources of funding, and maintains a shelf registration statement with the Securities and Exchange Commission through which it may issue securities.The ability of the Corporation and the Bank to raise unsecured funding at competitive rates is impacted by rating agencies' views of the credit quality, liquidity, capital, earnings and other relevant factors related to the Corporation and the Bank. As of December 31, 2023, the three major rating agencies had assigned the following ratings to long-term senior unsecured obligations of the Corporation and the Bank, as well as long-term deposits at the Bank. A security rating is not a recommendation to buy, sell, or hold securities and may be subject to revision or withdrawal at any time by the assigning rating agency. Each rating should be evaluated independently of any other rating.

	Debt Ratings			Deposit Ratings
	Comerica Incorporated	Comerica Bank		Comerica Bank
December 31, 2023	Rating	Rating	Outlook	Rating
Moody’s Investors Service	Baa1	Baa1	Negative	A1
Fitch Ratings	A-	A-	Negative	A
Standard and Poor’s	BBB	BBB+	Stable	not rated
Deposit Concentrations and Uninsured Deposits
The Corporation's focus is commercial customers, and accordingly, it has a larger percentage of uninsured deposits relative to financial institutions with a higher consumer focus. These deposits are well-diversified between geographies, industries and customers. At December 31, 2023, the Retail Bank and general Middle Market segments, both highly diversified and granular, accounted for 37% and 27% of the total deposit base, respectively.
Uninsured deposits are defined as the portion of deposit accounts in U.S. offices that exceed the FDIC insurance limit and amounts in any other uninsured investment or deposit account that are classified as deposits and are not subject to any federal or state deposit insurance regimes.

	December 31, 2023		December 31, 2022
(Dollar amount in millions)	Amount	Percentage of total deposits	Amount	Percentage of total deposits
Total uninsured deposits, as calculated per regulatory guidelines	$31,485	47%	$45,492	64%
Less: affiliate deposits	(4,064)		(4,458)
Total uninsured deposits, excluding affiliate deposits	$27,421	41%	$41,034	57%
Time deposits otherwise uninsured, which consist of foreign office time deposits, totaled $13 million at December 31, 2023 and all mature in three months or less. Collateralized deposits, consisting of trust deposits as well as deposits of public entities and state and local government agencies, totaled $687 million at December 31, 2023, compared to $843 million at December 31, 2022.
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
Selected Contractual Obligations

	Minimum Payments Due by Period
(in millions) December 31, 2023	Total	Less than 1 Year	1-3 Years	4-5 Years	More than 5 Years
Deposits without a stated maturity (a)	$58,476	$58,476
Certificates of deposit and other deposits with a stated maturity (a)	8,286	8,177	$88	$18	$3
Short-term borrowings (a)	3,565	3,565	—	—	—
Medium- and long-term debt (a)	6,300	500	2,750	2,000	1,050
Operating leases	460	70	129	92	169
Commitments to fund low income housing partnerships
Other long-term obligations (b)
Total contractual obligations	$77,087	$70,788	$2,967	$2,110	$1,222
Medium- and long-term debt (parent company only) (a) (b)	$800	$—	$250	$—	$550
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
Commercial Commitments

	Expected Expiration Dates by Period
(in millions) December 31, 2023	Total	Less than 1 Year	1-3 Years	4-5 Years	More than 5 Years
Unused commitments to extend credit	$31,385	$8,091	$12,497	$6,986	$3,811
Standby letters of credit and financial guarantees	3,586	3,196	231	158	1
Commercial letters of credit	48	48	—	—	—
Total commercial commitments	$35,019	$11,335	$12,728	$7,144	$3,812
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

CRITICAL ACCOUNTING ESTIMATES
The Corporation’s consolidated financial statements are prepared based on the application of accounting policies, the most significant of which are described in Note 1. These policies require numerous estimates and strategic or economic assumptions, which may prove inaccurate or subject to variations. Changes in underlying factors, assumptions or estimates could have a material impact on the Corporation’s future financial condition and results of operations. At December 31, 2023, the most critical of these estimates related to the allowance for credit losses, fair value measurement, goodwill, pension plan accounting and income taxes. These estimates were reviewed with the Audit Committee of the Corporation’s Board of Directors and are discussed more fully below.
ALLOWANCE FOR CREDIT LOSSES
In accordance with CECL, the allowance for credit losses, which includes both the allowance for loan losses and the allowance for credit losses on lending-related commitments, is calculated with the objective of maintaining a reserve for current expected credit losses over the remaining contractual life of the portfolio. The Corporation uses loss factors, based on estimated probability of default for internal risk ratings and loss given default, to determine the allowance for credit losses for the majority of its portfolio. Management applies loss factors to pools of loans and lending-related commitments with similar risk characteristics, calibrates these factors using economic forecasts and incorporates qualitative adjustments. For further discussion of the methodology used in the determination of the allowance for credit losses, refer to Note 1 to the consolidated financial statements. For further discussion on the economic forecast incorporated into the 2023 model, refer to the “Risk Management” section of this financial review.
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
Loan Risk Rating Process
Reserve factors are applied to pools of loans based on risk characteristics, including the Corporation's internal risk rating system; therefore, loss estimates are highly dependent on the accuracy of the risk rating assigned to each loan. The inherent imprecision in the risk rating system resulting from inaccuracy in assigning and/or entering risk ratings in the loan accounting system is monitored by the Corporation's asset quality review function. Changes to internal risk ratings, beyond the forecasted migration inherent in the credit models, would result in a different estimated allowance for credit losses. To illustrate, if 5 percent of the individual risk ratings were adjusted down by one rating across all pools, the allowance for loan losses as of December 31, 2023 would change by approximately $6 million.
Forecasted Economic Variables
Management utilizes models through which historical reserve factor estimates are calibrated to economic forecasts over the reasonable and supportable forecast period based on the projected performance of specific economic variables that statistically correlate with the probability of default and loss given default pools. Loss estimates revert to historical loss experience for contractual lives beyond the forecast period. Management selects economic variables it believes to be most relevant based on the composition of the loan portfolio and customer base, including forecasted levels of employment, gross domestic product, corporate bond and treasury spreads, industrial production levels, consumer and commercial real estate price indices as well as housing statistics.
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
Real GDP growth
Contracts through third quarter 2024, peaking at a decline of 3.5 percent annualized in second quarter 2024, subsequently improving to a 2.2 percent annual growth rate by the end of the forecast period.

Unemployment rate	Increases to 7.7 percent by first quarter 2025 followed by a gradual decline to 6.9 percent by the end of the forecast period.
Corporate BBB bond to 10-year Treasury bond spreads	Spreads widen to a peak of over 4.2 percent before gradually narrowing to 2.3 percent by the end of the forecast period.
Oil Prices	Decline to $53 per barrel by first quarter 2025 before increasing to $61 per barrel by the end of the forecast period.
Selecting a different forecast in the current environment could result in a significantly different estimated allowance for credit losses. To illustrate, absent model overlays and other qualitative adjustments that are part of the quarterly reserving process, if the Corporation selected the more severe scenario to inform its models, the allowance for credit losses as of December 31, 2023 would increase by approximately $376 million. However, factoring in model overlays and qualitative adjustments could result in a materially different estimate under a more severe scenario.
Qualitative Adjustments and Model Overlays
The Corporation includes qualitative adjustments, as appropriate, intended to capture the impact of uncertainties not reflected in the quantitative estimate, including foresight risk, model imprecisions and input imprecisions. Qualitative adjustments for foresight risk reflect the inherent imprecision in economic forecasts and may be included based on management’s evaluation of different forecast scenarios, ranging from more benign to more severe, and known recent events impacting the Corporation’s portfolio. Model imprecision adjustments and model overlays may be included to mitigate known limitations in the quantitative models. Input imprecision includes adjustments for portfolios where recent historical losses exceed expected losses or known recent events are expected to alter risk ratings once evidence is acquired, as well as a qualitative assessment of the lending environment, including underwriting standards, current economic and political conditions, and other factors affecting credit quality. Qualitative reserves at December 31, 2023 primarily included adjustments for uncertainties related to forecasted economic variables.
Other Considerations
To the extent actual outcomes differ from management estimates, additional provision for credit losses may be required that would adversely impact earnings in future periods. The allowance is assigned to business segments, and any earnings impact resulting from actual outcomes differing from management estimates would primarily affect the Commercial Bank segment.
FAIR VALUE MEASUREMENT
Investment securities available-for-sale, derivatives and deferred compensation plan assets and associated liabilities are recorded at fair value on a recurring basis. Additionally, from time to time, other assets and liabilities may be recorded at fair value on a nonrecurring basis, such as impaired loans that have been measured based on the fair value of the underlying collateral, loans held-for-sale recorded at the lower of cost or market, other real estate (primarily foreclosed property), nonmarketable equity securities and certain other assets and liabilities. Nonrecurring fair value adjustments typically involve write-downs of individual assets or application of lower of cost or fair value accounting.
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
At December 31, 2023, assets and liabilities measured using observable inputs that are classified as Level 1 or Level 2 represented substantially all of total assets and liabilities recorded at fair value, respectively. Valuations generated from model-based techniques that use at least one significant assumption not observable in the market are considered Level 3 and reflect estimates of assumptions market participants would use in pricing the asset or liability. The valuation of Level 3 assets and liabilities are considered critical accounting estimates.

GOODWILL
Goodwill is initially recorded as the excess of the purchase price over the fair value of the net assets acquired in a business combination and is subsequently evaluated at least annually for impairment. Goodwill impairment testing is performed at the reporting unit level, equivalent to a business segment or one level below. The Corporation has three reporting units: the Commercial Bank, the Retail Bank, and Wealth Management. At December 31, 2023 and 2022, goodwill totaled $635 million, including $473 million allocated to the Commercial Bank, $101 million allocated to the Retail Bank, and $61 million allocated to Wealth Management.
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
During the third quarter of 2023, the Corporation elected to perform a quantitative impairment analysis. The estimated fair values of the reporting units were determined using a blend of two commonly used valuation techniques: the market approach and the income approach. For the market approach, valuations of reporting units considered a combination of earnings and equity multiples from companies with characteristics similar to the reporting unit. Since the fair values determined under the market approach are representative of noncontrolling interests, the valuations incorporated a control premium. For the income approach, estimated future cash flows were derived from internal forecasts and economic expectations for each reporting unit. In the short- and mid-term, forecasts incorporated current economic conditions and impacts of expected monetary policy decisions by the Federal Reserve Bank. Long-term projections reflected normalized rate and credit environments, as well as a long-term rate of return for each reporting unit. Projections were discounted using an applicable discount rate to calculate the fair value. The discount rate was based on the imputed cost of equity capital for each reporting unit, which incorporates the risk-free rate of return, a market equity risk premium, potential stock volatility, and a size risk premium. The discount rate further reflected the uncertainty of current economic conditions and potential impacts to the forecasted financial information.
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
The discount rate is determined by matching the expected cash flows of the pension plans to a portfolio of high quality corporate bonds as of the measurement date, December 31. The long-term rate of return expected on plan assets is set after considering both long-term returns in the general market and long-term returns experienced by the assets in the plan. The current target asset allocation model for the plans is provided in Note 17 to the consolidated financial statements. The expected returns on these various asset categories are blended to derive one long-term return assumption. The assets are primarily invested in certain collective investment funds, common stocks, U.S. Treasury and other U.S. government agency securities, as well as corporate and municipal bonds and notes. Mortality rate assumptions are based on mortality tables published by third parties such as the Society of Actuaries, considering other available information including historical data as well as studies and publications from reputable sources.
The Corporation reviews its pension plan assumptions on an annual basis with its actuarial consultants to determine if the assumptions are reasonable and adjusts the assumptions to reflect changes in future expectations. The major assumptions used to calculate 2024 and 2023 defined benefit plan pension expense (benefit) were as follows:

	2024	2023
Discount rate	5.33%	5.60%
Long-term rate of return on plan assets	6.75%	6.50%
Mortality table:
Base table (a)	Pri-2012	Pri-2012
Mortality improvement scale (a)	MP-2020	MP-2020
(a)Issued by the Society of Actuaries
Defined benefit plan benefit is expected to increase $19 million to approximately $45 million in 2024, compared to a benefit of $26 million in 2023. This includes service cost expense of $37 million and a benefit from other components of $82 million. Service costs are included in salaries and benefits expense, while the benefit from other components are included in other noninterest expenses on the Consolidated Statements of Income.
The Corporation’s pension plan is most sensitive to changes in discount rate and long-term rate of return. A change to the discount rate implies a corresponding change in interest rates that affect the value of the plan’s fixed income assets. An increase of 25 basis points to the discount rate, including the effect of higher interest rates on the plan’s fixed income assets, would result in a net increase to pension expense of $6 million, while a decrease of 25 basis points would reduce pension expense by $6 million. Increasing the long-term rate of return by 25 basis points would reduce pension expense by $7 million, while a decrease of 25 basis points would increase pension expense by $7 million.
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
The Corporation assesses the relative risks and merits of tax positions for various transactions after considering statutes, regulations, judicial precedent and other available information and maintains tax accruals consistent with these assessments. This assessment is complex and requires judgment. The Corporation is subject to audit by taxing authorities that could question and/or challenge the tax positions taken by the Corporation. Changes in the estimate of accrued taxes occur due to changes in tax law, interpretations of existing tax laws, new judicial or regulatory guidance, the status of examinations conducted by taxing authorities that impact the relative risks and merits of tax positions taken by the Corporation. These changes, when they occur, impact the estimate of accrued taxes and could be significant to the operating results of the Corporation. For further information on tax accruals and related risks, see Note 18 to the consolidated financial statements.

SUPPLEMENTAL FINANCIAL DATA
The Corporation believes non-GAAP measures are meaningful because they reflect adjustments commonly made by management, investors, regulators and analysts to evaluate the adequacy of common equity and performance trends. Tangible common equity is used by the Corporation to measure the quality of capital and the return relative to balance sheet risk. Common equity tier 1 capital ratio removes preferred stock from the Tier 1 capital ratio as defined by and calculated in conformity with bank regulations. The tangible common equity ratio removes the effect of intangible assets from capital and total assets. Tangible common equity per share of common stock removes the effect of intangible assets from common shareholders' equity per share of common stock.

The following table provides a reconciliation of non-GAAP financial measures and regulatory ratios used in this financial review with financial measures defined by GAAP.

(dollar amounts in millions)
December 31	2023	2022
Common Equity Tier 1 Capital:
Tier 1 capital	$8,808	$8,278
Less:
Fixed-rate reset non-cumulative perpetual preferred stock	394	394
Common equity tier 1 capital	$8,414	$7,884
Risk-weighted assets	$75,901	$78,871
Tier 1 capital ratio	11.60%	10.50%
Common equity tier 1 capital ratio	11.09	10.00
Tangible Common Equity Ratio:
Total shareholders' equity	$6,406	$5,181
Less:
Fixed-rate reset non-cumulative perpetual preferred stock	394	394
Common shareholders' equity	$6,012	$4,787
Less:
Goodwill	635	635
Other intangible assets	8	9
Tangible common equity	$5,369	$4,143
Total assets	$85,834	$85,406
Less:
Goodwill	635	635
Other intangible assets	8	9
Tangible assets	$85,191	$84,762
Common equity ratio	7.00%	5.60%
Tangible common equity ratio	6.30	4.89
Tangible Common Equity per Share of Common Stock:
Common shareholders' equity	$6,012	$4,787
Tangible common equity	5,369	4,143
Shares of common stock outstanding (in millions)	132	131
Common shareholders' equity per share of common stock	$45.58	$36.55
Tangible common equity per share of common stock	40.70	31.62

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
•the Corporation's transition away from the Bloomberg Short-Term Bank Yield Index could adversely affect its financial results;
•the Corporation must maintain adequate sources of funding and liquidity to meet regulatory expectations, support its operations and fund outstanding liabilities;
•reduction in the Corporation's credit ratings could adversely affect the Corporation and/or the holders of its securities;
•the soundness of other financial institutions could adversely affect the Corporation;
•security risks, including denial of service attacks, hacking, social engineering attacks targeting the Corporation’s colleagues and customers, malware intrusion or data corruption attempts, and identity theft, could result in the disclosure of confidential information, adversely affect its business or reputation, and create significant legal and financial exposure;
•cybersecurity and data privacy are areas of heightened legislative and regulatory focus;
•the Corporation’s operational or security systems or infrastructure, or those of third parties, could fail or be breached, , which could disrupt Comerica’s business and adversely impact the Corporation’s results of operations, liquidity and financial condition, as well as cause legal or reputational harm;
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
•changes to tax law or regulations, or changes to administrative or judicial interpretations of tax law or regulations, could adversely affect the Corporation;

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
•the Corporation's stock price can be volatile; and
•an investment in the Corporations' equity securities is not insured or guaranteed by the FDIC.

CONSOLIDATED BALANCE SHEETS
Comerica Incorporated and Subsidiaries

(in millions, except share data)
December 31	2023	2022

ASSETS
Cash and due from banks	$1,443	$1,758
Interest-bearing deposits with banks	8,059	4,524
Other short-term investments	399	157
Investment securities available-for-sale	16,869	19,012
Commercial loans	27,251	30,909
Real estate construction loans	5,083	3,105
Commercial mortgage loans	13,686	13,306
Lease financing	807	760
International loans	1,102	1,197
Residential mortgage loans	1,889	1,814
Consumer loans	2,295	2,311
Total loans	52,113	53,402
Allowance for loan losses	(688)	(610)
Net loans	51,425	52,792
Premises and equipment	445	400
Accrued income and other assets	7,194	6,763
Total assets	$85,834	$85,406
LIABILITIES AND SHAREHOLDERS’ EQUITY
Noninterest-bearing deposits	$27,849	$39,945
Money market and interest-bearing checking deposits	28,246	26,290
Savings deposits	2,381	3,225
Customer certificates of deposit	3,723	1,762
Other time deposits	4,550	124
Foreign office time deposits	13	51
Total interest-bearing deposits	38,913	31,452
Total deposits	66,762	71,397
Short-term borrowings	3,565	3,211
Accrued expenses and other liabilities	2,895	2,593
Medium- and long-term debt	6,206	3,024
Total liabilities	79,428	80,225
Fixed-rate reset non-cumulative perpetual preferred stock, series A, no par value, $100,000 liquidation preference per share:
Authorized - 4,000 shares
Issued - 4,000 shares	394	394
Common stock - $5 par value:
Authorized - 325,000,000 shares
Issued - 228,164,824 shares	1,141	1,141
Capital surplus	2,224	2,220
Accumulated other comprehensive loss	(3,048)	(3,742)
Retained earnings	11,727	11,258
Less cost of common stock in treasury - 96,266,568 shares at 12/31/2023 and 97,197,962 shares at 12/31/2022	(6,032)	(6,090)
Total shareholders’ equity	6,406	5,181
Total liabilities and shareholders’ equity	$85,834	$85,406
See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME
Comerica Incorporated and Subsidiaries

(in millions, except per share data)
Years Ended December 31	2023	2022	2021

INTEREST INCOME
Interest and fees on loans	$3,340	$2,153	$1,594
Interest on investment securities	430	414	280
Interest on short-term investments	405	105	27
Total interest income	4,175	2,672	1,901
INTEREST EXPENSE
Interest on deposits	892	102	22
Interest on short-term borrowings	391	17	—
Interest on medium- and long-term debt	378	87	35
Total interest expense	1,661	206	57
Net interest income	2,514	2,466	1,844
Provision for credit losses	89	60	(384)
Net interest income after provision for credit losses	2,425	2,406	2,228
NONINTEREST INCOME
Card fees	280	273	298
Fiduciary income	235	233	231
Service charges on deposit accounts	185	195	195
Capital markets income	147	154	146
Commercial lending fees	72	68	68
Bank-owned life insurance	46	47	43
Letter of credit fees	42	38	40
Brokerage fees	30	21	14
Risk management hedging (loss) income	(42)	8	—
Other noninterest income	83	31	88
Total noninterest income	1,078	1,068	1,123
NONINTEREST EXPENSES
Salaries and benefits expense	1,306	1,208	1,133
Outside processing fee expense	277	251	266
FDIC insurance expense	180	31	22
Occupancy expense	171	175	161
Software expense	171	161	155
Equipment expense	50	50	50
Advertising expense	40	38	35
Other noninterest expenses	164	84	39
Total noninterest expenses	2,359	1,998	1,861
Income before income taxes	1,144	1,476	1,490
Provision for income taxes	263	325	322
NET INCOME	881	1,151	1,168
Less:
Income allocated to participating securities	4	6	5
Preferred stock dividends	23	23	23
Net income attributable to common shares	$854	$1,122	$1,140
Earnings per common share:
Basic	$6.47	$8.56	$8.45
Diluted	6.44	8.47	8.35
Cash dividends declared on common stock	375	356	365
Cash dividends declared per common share	2.84	2.72	2.72
See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Comerica Incorporated and Subsidiaries

(in millions)
Years Ended December 31	2023	2022	2021
NET INCOME	$881	$1,151	$1,168
OTHER COMPREHENSIVE INCOME (LOSS)
Unrealized gains (losses) on investment securities:
Net unrealized holding gains (losses) arising during the period	361	(2,903)	(406)
Change in net unrealized gains (losses) before income taxes	361	(2,903)	(406)
Net gains (losses) on cash flow hedges:
Net cash flow hedge gains (losses) arising during the period before income taxes	34	(1,329)	(35)
Reclassification of loss related to de-designation of derivatives to other noninterest income	(195)	—	—
Less:
Net cash flow hedge (losses) gains recognized in interest and fees on loans before taxes	(576)	(25)	95
Amortization of unrealized losses related to de-designated derivatives included in interest and fees on loans	(26)	—	—
Change in net cash flow hedge gains (losses) before income taxes	441	(1,304)	(130)
Defined benefit pension and other postretirement plans adjustment:
Actuarial gain (loss) arising during the period	96	(415)	159
Prior service credit arising during the period	—	—	1
Adjustments for amounts recognized as components of net periodic benefit cost:
Amortization of actuarial net loss	36	28	40
Amortization of prior service credit	(23)	(23)	(25)
Change in defined benefit pension and other postretirement plans adjustment before income taxes	109	(410)	175
Total other comprehensive income (loss) before income taxes	911	(4,617)	(361)
Provision (benefit) for income taxes	217	(1,087)	(85)
Total other comprehensive income (loss), net of tax	694	(3,530)	(276)
COMPREHENSIVE INCOME (LOSS)	$1,575	$(2,379)	$892
See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
Comerica Incorporated and Subsidiaries

					Accumulated
	Nonredeemable	Common Stock			Other			Total
	Preferred	Shares		Capital	Comprehensive	Retained	Treasury	Shareholders'
(in millions, except per share data)	Stock	Outstanding	Amount	Surplus	Income (Loss)	Earnings	Stock	Equity
BALANCE AT DECEMBER 31, 2020	$394	139.2	$1,141	$2,185	$64	$9,727	$(5,461)	$8,050
Net income	—	—	—	—	—	1,168	—	1,168
Other comprehensive loss, net of tax	—	—	—	—	(276)	—	—	(276)
Cash dividends declared on common stock ($2.72 per share)	—	—	—	—	—	(365)	—	(365)
Cash dividends declared on preferred stock	—	—	—	—	—	(23)	—	(23)
Purchase of common stock	—	(9.5)	—	(24)	—	—	(699)	(723)
Net issuance of common stock under employee stock plans	—	1.0	—	(27)	—	(13)	65	25
Share-based compensation	—	—	—	41	—	—	—	41
BALANCE AT DECEMBER 31, 2021	$394	130.7	$1,141	$2,175	$(212)	$10,494	$(6,095)	$7,897
Net income	—	—	—	—	—	1,151	—	1,151
Other comprehensive loss, net of tax	—	—	—	—	(3,530)	—	—	(3,530)
Cash dividends declared on common stock ($2.72 per share)	—	—	—	—	—	(356)	—	(356)
Cash dividends declared on preferred stock	—	—	—	—	—	(23)	—	(23)
Purchase of common stock	—	(0.4)	—	—	—	—	(36)	(36)
Net issuance of common stock under employee stock plans	—	0.7	—	(15)	—	(8)	41	18
Share-based compensation	—	—	—	60	—	—	—	60
BALANCE AT DECEMBER 31, 2022	$394	131.0	$1,141	$2,220	$(3,742)	$11,258	$(6,090)	$5,181
Net income	—	—	—	—	—	881	—	881
Other comprehensive income, net of tax	—	—	—	—	694	—	—	694
Cash dividends declared on common stock ($2.84 per share)	—	—	—	—	—	(375)	—	(375)
Cash dividends declared on preferred stock	—	—	—	—	—	(23)	—	(23)
Net issuance of common stock under employee stock plans	—	0.9	—	(48)	—	(14)	58	(4)
Share-based compensation	—	—	—	52	—	—	—	52
BALANCE AT DECEMBER 31, 2023	$394	131.9	$1,141	$2,224	$(3,048)	$11,727	$(6,032)	$6,406
See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
Comerica Incorporated and Subsidiaries

(in millions)
Years Ended December 31	2023	2022	2021

OPERATING ACTIVITIES
Net income	$881	$1,151	$1,168
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	89	60	(384)
(Benefit) provision for deferred income taxes	(92)	(27)	79
Depreciation and amortization	87	92	99
Net periodic defined benefit credit	(27)	(91)	(81)
Share-based compensation expense	52	60	41
Net amortization of securities	19	30	36
Net gains on sales of foreclosed and other bank property	(36)	(2)	—
Net change in:
Accrued income receivable	(65)	(152)	13
Accrued expenses payable	348	131	132
Other, net	(5)	(614)	(469)
Net cash provided by operating activities	1,251	638	634
INVESTING ACTIVITIES
Investment securities available-for-sale:
Maturities and redemptions	2,485	2,511	5,536
Purchases	—	(7,470)	(7,936)
Net change in loans	1,265	(4,824)	4,067
Proceeds from sales of foreclosed and other bank property	44	3	8
Net increase in premises and equipment	(153)	(82)	(70)
Federal Home Loan Bank stock:
Purchases	(504)	(131)	—
Redemptions	325	—	115
Proceeds from bank-owned life insurance settlements	30	39	16
Other, net	2	2	(13)
Net cash provided by (used in) investing activities	3,494	(9,952)	1,723
FINANCING ACTIVITIES
Net change in:
Deposits	(4,634)	(10,401)	8,438
Short-term borrowings	354	3,211	—
Medium- and long-term debt:
Maturities and redemptions	(850)	—	(2,800)
Issuances and advances	4,000	500	—
Cash dividends paid on preferred stock	(23)	(23)	(23)
Common stock:
Repurchases	(17)	(43)	(729)
Cash dividends paid	(371)	(353)	(369)
Issuances under employee stock plans	18	28	34
Other, net	(2)	(2)	4
Net cash (used in) provided by financing activities	(1,525)	(7,083)	4,555
Net increase (decrease) in cash and cash equivalents	3,220	(16,397)	6,912
Cash and cash equivalents at beginning of period	6,282	22,679	15,767
Cash and cash equivalents at end of period	$9,502	$6,282	$22,679
Interest paid	$1,449	$130	$57
Income taxes paid	317	277	157
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
The Corporation holds investments in certain legal entities that are considered VIEs. In general, a VIE is an entity that either (1) has an insufficient amount of equity to carry out its principal activities without additional subordinated financial support, (2) has a group of equity owners that are unable to make significant decisions about its activities, or (3) has a group of equity owners that do not have the obligation to absorb losses or the right to receive returns generated by its operations. If any of these characteristics are present, the entity is subject to a variable interests consolidation model, and consolidation is based on variable interests, not on voting interests. Variable interests are defined as contractual ownership or other economic interests in an entity that change with fluctuations in the entity’s net asset value. The primary beneficiary is required to consolidate the VIE as it has both the power to direct the activities of the VIE that most significantly impact the entity’s economic performance and the obligation to absorb losses or the right to receive benefits that could be significant to the VIE. The maximum potential exposure to losses relative to investments in VIEs is generally limited to the sum of the outstanding book basis and unfunded commitments for future investments.
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
The proportional method is used for investments in affordable housing projects that qualify for the low-income housing tax credit (LIHTC). The equity method is used for other investments where the Corporation has the ability to exercise significant influence over an entity’s operations and financial policies. Other unconsolidated equity investments that do not meet the criteria to be accounted for under the equity method are accounted for under the cost method. Amortization and other write-downs of LIHTC investments are presented on a net basis as a component of the provision for income taxes, while income, amortization and write-downs from cost and equity method investments are recorded in other noninterest income on the Consolidated Statements of Income.
See Note 9 for additional information about the Corporation’s involvement with VIEs.
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
Investment securities available-for-sale, derivatives, deferred compensation plans and equity securities with readily determinable fair values (primarily money market mutual funds) are recorded at fair value on a recurring basis. Additionally, from time to time, the Corporation may be required to record other assets and liabilities at fair value on a nonrecurring basis, such as impaired loans, loans held for sale, other real estate (primarily foreclosed property), nonmarketable equity securities and certain other assets and liabilities. These nonrecurring fair value adjustments typically involve write-downs of individual assets or application of lower of cost or fair value accounting.
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

Level 1	Valuation is based on quoted prices for identical instruments traded in active markets.

Level 2
Valuation is based on quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are less active, and model-based valuation techniques for which all significant assumptions are observable in the market.

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
Fair value measurements for assets and liabilities where limited or no observable market data exists are based primarily upon estimates, often calculated based on the economic and competitive environment, the characteristics of the asset or liability and other factors. Therefore, the results cannot be determined with precision and may not be realized in an actual sale or immediate settlement of the asset or liability. Additionally, there may be inherent weaknesses in any calculation technique, so that changes in the underlying assumptions used, including discount rates and estimates of future cash flows, could significantly affect the results of current or future values.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Comerica Incorporated and Subsidiaries

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
Loans held-for-sale
Loans held-for-sale, included in other short-term investments on the Consolidated Balance Sheets, are recorded at the lower of cost or fair value. Loans held-for-sale may be carried at fair value on a nonrecurring basis when fair value is less than cost. When the fair value is based on what secondary markets are currently offering for portfolios with similar characteristics, the loans are classified as Level 2. When secondary market information is not available, the fair value is estimated based on the repricing frequency of the loans and estimated credit risk using internally-developed lifetime loss estimates, resulting in the loans being classified as Level 3.
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
Derivative assets and derivative liabilities
Derivative instruments held or issued for risk management or customer-initiated activities are traded in over-the-counter markets where quoted market prices are not readily available. Fair value for over-the-counter derivative instruments is measured on a recurring basis using internally developed models primarily based on market observable inputs, such as yield curves and option volatilities. The Corporation manages credit risk on its derivative positions based on whether the derivatives are settled through a clearinghouse or bilaterally with each counterparty. For derivative positions settled on a counterparty-by-counterparty basis, the Corporation calculates credit valuation adjustments, included in the fair value of these instruments, on the basis of its relationships at the counterparty portfolio or master netting agreement level. These credit valuation adjustments are determined by applying a credit spread for the counterparty or the Corporation, as appropriate, to the total expected exposure of the derivative after considering collateral and other master netting arrangements. These adjustments, which are considered Level 3 inputs, are based on estimates of current credit spreads to evaluate the likelihood of default. When credit valuation adjustments are significant to the overall fair value of a derivative, the Corporation classifies the over-the-counter derivative valuation in Level 3 of the fair value hierarchy; otherwise, over-the-counter derivative valuations are classified in Level 2.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Comerica Incorporated and Subsidiaries

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
Loans held-for-sale include variable-rate demand notes, residential mortgages originated with the intent to sell and occasionally other loans transferred to held-for-sale. Loans held-for-sale are carried at the lower of cost or fair value. Fair value is determined in the aggregate for each portfolio. Changes in fair value and gains or losses upon sale are included in other noninterest income on the Consolidated Statements of Income.
Investment Securities
Debt securities are classified as trading, available-for-sale (AFS) or held-to-maturity. Trading securities are recorded at fair value, with unrealized gains and losses included in noninterest income on the Consolidated Statements of Income. AFS securities are recorded at fair value, with unrealized gains and losses, net of income taxes, reported as a separate component of other comprehensive income (OCI). Securities for which management has the intent and ability to hold to maturity are classified as held-to-maturity and recorded at amortized cost. Interest income is recognized using the interest method. Substantially all of the Corporation's investment securities are classified as AFS at December 31, 2023 and 2022.
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
For certain types of AFS securities, such as U.S. Treasuries and other securities with government guarantees, the Corporation generally expects zero credit losses. The zero-loss expectation applies to all the Corporation’s securities and no allowance for credit losses was recorded on its AFS securities portfolio at December 31, 2023.
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
Effective January 1, 2023, the Corporation assesses all loan modifications to determine whether one is granted to a borrower experiencing financial difficulty, regardless of whether the modified loan terms include a concession. Modifications granted to borrowers experiencing financial difficulty may be in the form of an interest rate reduction, an other-than-insignificant payment delay, a term extension, principal forgiveness or a combination thereof (collectively referred to as Financially Distressed Modifications or FDMs). Prior to 2023, the Corporation assessed all loan modifications to determine whether a restructuring constituted a troubled debt restructuring (TDR). A restructuring was considered a TDR when a borrower was experiencing financial difficulty and the Corporation granted a concession to the borrower.
Certain types of modifications related to COVID-19 that were granted during 2020 and 2021 were excluded from TDR accounting. See Note 1 in the 2021 10-K for additional information.
Effective January 1, 2020, the Corporation adopted ASU No. 2020-04 "Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting," (ASU 2020-04). Typically, entities must evaluate whether a loan contract modification results in a modified loan or a new loan for accounting purposes. Topic 848 allows entities to bypass this evaluation for qualifying modifications related to reference rate reform. The Corporation applied the relief

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Comerica Incorporated and Subsidiaries

provided by Topic 848 to qualifying contract modifications transitioning away from LIBOR. After LIBOR transition was substantially complete in third quarter 2023, the Corporation no longer applied the relief guidance.
Loan Origination Fees and Costs
Substantially all loan origination fees and costs are deferred and amortized to net interest income over the life of the related loan or over the commitment period as a yield adjustment. Net deferred income on originated loans, including unearned income and unamortized costs, fees, premiums and discounts, totaled $94 million and $118 million at December 31, 2023 and 2022, respectively.
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
Collective loss estimates are determined by applying loss factors, designed to estimate current expected credit losses, to amortized cost balances over the remaining contractual life of the collectively evaluated portfolio. Loans with similar risk characteristics are aggregated into homogeneous pools. Business loans are assigned to pools based primarily on business line and the Corporation’s internal risk rating system. For retail loans, pools are based on loan type, past due status and credit scores. Loss factors are based on an estimated probability of default for each pool, set to a default horizon based on contractual life, and loss given default. Historical estimates are calibrated to economic forecasts over the reasonable and supportable forecast period based on the projected performance of specific economic variables that statistically correlate with each of the probability of default and loss given default pools. At least annually, management considers different models when estimating credit losses, selecting ones that most reasonably forecast credit losses in the relevant economic environment.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Comerica Incorporated and Subsidiaries

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Comerica Incorporated and Subsidiaries

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
Software
Capitalized software, stated at cost less accumulated amortization, includes purchased software, capitalizable application development costs associated with internally developed software and cloud computing arrangements, including capitalizable implementation costs associated with hosting arrangements that are service contracts. Cloud computing arrangements include software as a service (SaaS), platform as a service (PaaS), infrastructure as a service (IaaS) and other similar hosting arrangements. The Corporation primarily utilizes SaaS and IaaS arrangements. Capitalized implementation costs of hosting arrangements that are service contracts were $61 million and $43 million, net of accumulated depreciation of $14 million and $5 million at December 31, 2023 and December 31, 2022, respectively. Depreciation expense related to these costs was $9 million and $4 million for the years ended December 31, 2023 and 2022, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Comerica Incorporated and Subsidiaries

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
Goodwill and Intangibles
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
Additional information regarding goodwill and intangibles can be found in Note 7.
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
For derivative instruments designated and qualifying as fair value hedges (i.e., hedging the exposure to changes in the fair value of an asset or a liability or an identified portion thereof that is attributable to a particular risk), the gain or loss on the derivative instrument, as well as the offsetting loss or gain on the hedged item attributable to the hedged risk, are recognized in the same consolidated statement of income line that is used to present the earnings effect of the hedged item during the period of the change in fair values. For derivative instruments that are designated and qualify as cash flow hedges (i.e., hedging the exposure to variability in expected future cash flows that is attributable to a particular risk), the gain or loss on the derivative

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Comerica Incorporated and Subsidiaries

instrument is reported as a component of other comprehensive income and reclassified into earnings in the same consolidated statement of income line item as the earnings effect of the hedged item in the same period or periods during which the hedged transaction affects earnings. For derivative instruments not designated as hedging instruments, the gain or loss is recognized in risk management hedging (loss) income on the Consolidated Statements of Income during the period of change. The net change in derivatives is included in "other, net" operating activity within the Consolidated Statements of Cash Flows.
To qualify for the use of hedge accounting, a derivative must be effective at inception and expected to be continuously effective in offsetting the risk being hedged. For derivatives designated as hedging instruments at inception, the Corporation uses either the short-cut method or applies statistical regression analysis to assess effectiveness. The short-cut method is used for $1.7 billion of notional of fair value hedges of medium- and long-term debt. This method allows for the assumption of perfect effectiveness and eliminates the requirement to further assess hedge effectiveness on these transactions. For hedge relationships to which the Corporation does not apply the short-cut method, statistical regression analysis is used at inception to assess whether the derivative used is expected to be highly effective in offsetting changes in the fair value or cash flows of the hedged item. A statistical regression or qualitative analysis is performed at each reporting period thereafter to evaluate hedge effectiveness. As part of the adoption of Topic 848, certain hedge accounting requirements for qualifying modifications to derivative instruments due to LIBOR transition were suspended through the completion of LIBOR transition in third quarter 2023. For further information on Topic 848, refer to the "Loans" policy in this Note.
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
Share-Based Compensation
The Corporation recognizes share-based compensation expense using the straight-line method over the requisite service period, generally based on the instruments' grant-date fair value, for all stock awards, including those with graded vesting. The requisite service period is the period an employee is required to provide service in order to vest in the award, which cannot extend beyond the date at which the employee is no longer required to perform any service to receive the share-based compensation (i.e., the retirement-eligible date). Forfeiture of stock awards and dividend equivalents are accounted for as they occur.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Comerica Incorporated and Subsidiaries

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
Commercial Lending Fees
Commercial lending fees include both revenue from contracts with customers (primarily loan servicing fees) and other sources of revenue. Commercial loan servicing fees are based on contractually agreed-upon prices and timing of services provided. Other sources of revenue in commercial lending fees primarily include fees assessed on the unused portion of commercial lines of credit (unused commitment fees).
Brokerage Fees
Brokerage fees include commissions earned for facilitating securities transactions for customers, as well as other brokerage services provided. Revenue is recognized when services are completed and is based on the type of services provided and agreed-upon rates. The Corporation pays commissions based on brokerage fee revenue. These are typically recognized when incurred because the amortization period is one year or less and are included in salaries and benefits expense on the Consolidated Statements of Income As of November 2023, brokerage fees include income from sales of select investment products of an independent financial services broker, net of commissions passed through to employees licensed by the independent broker to sell their products.
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
Recently Issued Accounting Pronouncements
In March 2023, the FASB issued ASU No. 2023-02 "Investments-Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method (a consensus of the Emerging Issues Task Force)" (ASU 2023-02). ASU 2023-02 expands the permitted use of the proportional amortization method, which is currently only available to low-income housing tax credit investments, to other tax equity investments if certain conditions are met. Under the proportional amortization method, the initial cost of an investment is amortized in proportion to the income tax benefits received and both the amortization of the investment and the income tax benefits received are recognized as a component of income tax expense. The Corporation adopted this ASU on January 1, 2024 by applying the modified retrospective basis of transition or, for certain changes, a prospective basis. The update did not have a material impact on their financial statements.
In November 2023, the FASB issued ASU No. 2023-07 "Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures" (ASU 2023-07). The update requires enhanced disclosures about significant segment expenses, enhanced interim disclosure requirements, clarification for when multiple segment measures of profit or loss can be disclosed, and other requirements intended to improve overall reportable segment disclosures in annual and interim periods. ASU 2023-07 is effective for the Corporation in the annual period beginning on January 1, 2024 and interim periods beginning on January 1, 2025 with retrospective application to all prior periods presented. Early adoption is permitted. The Corporation is evaluating the impact of ASU 2023-07 on its reportable segment disclosures.
In December 2023, the FASB issued ASU No. 2023-09 "Income Taxes (Topic 740): Improvements to Income Tax Disclosures" (ASU 2023-09). ASU 2023-09 requires additional annual disclosures including further disaggregation of information in the rate reconciliation, additional information for reconciling items meeting a quantitative threshold, further disaggregation of income taxes paid, and other required disclosures. ASU 2023-09 is effective for the Corporation in the annual period beginning on January 1, 2025 and applied on a prospective basis with both early adoption and retrospective application permitted. The Corporation is evaluating the impact of ASU 2023-09 on its income tax disclosures.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Comerica Incorporated and Subsidiaries

Assets and Liabilities Recorded at Fair Value on a Recurring Basis
The following tables present the recorded amount of assets and liabilities measured at fair value on a recurring basis as of December 31, 2023 and 2022.

(in millions)	Total	Level 1	Level 2	Level 3
December 31, 2023
Deferred compensation plan assets	$104	$104	$—	$—
Equity securities	39	39	—	—
Investment securities available-for-sale:
U.S. Treasury securities	1,605	1,605	—	—
Residential mortgage-backed securities (a)	10,519	—	10,519	—
Commercial mortgage-backed securities (a)	4,745	—	4,745	—
Total investment securities available-for-sale	16,869	1,605	15,264	—
Derivative assets:
Interest rate contracts	225	—	225	—
Energy contracts	758	—	758	—
Foreign exchange contracts	36	—	36	—
Total derivative assets	1,019	—	1,019	—
Total assets at fair value	$18,031	$1,748	$16,283	$—
Derivative liabilities:
Interest rate contracts	$435	$—	$435	$—
Energy contracts	736	—	736	—
Foreign exchange contracts	35	—	35	—
Other financial derivative liabilities	12	—	—	12
Total derivative liabilities	1,218	—	1,206	12
Deferred compensation plan liabilities	104	104	—	—
Total liabilities at fair value	$1,322	$104	$1,206	$12
December 31, 2022
Deferred compensation plan assets	$92	$92	$—	$—
Equity securities	44	44	—	—
Investment securities available-for-sale:
U.S. Treasury securities	2,664	2,664	—	—
Residential mortgage-backed securities (a)	11,655	—	11,655	—
Commercial mortgage-backed securities (a)	4,693	—	4,693	—
Total investment securities available-for-sale	19,012	2,664	16,348	—
Derivative assets:
Interest rate contracts	206	—	206	—
Energy contracts	1,020	—	1,020	—
Foreign exchange contracts	53	—	53	—
Total derivative assets	1,279	—	1,279	—
Total assets at fair value	$20,427	$2,800	$17,627	$—
Derivative liabilities:
Interest rate contracts	$644	$—	$644	$—
Energy contracts	1,006	—	1,006	—
Foreign exchange contracts	45	—	45	—
Other financial derivative liabilities	12	—	—	12
Total derivative liabilities	1,707	—	1,695	12
Deferred compensation plan liabilities	92	92	—	—
Total liabilities at fair value	$1,799	$92	$1,695	$12
(a)Issued and/or guaranteed by U.S. government agencies or U.S. government-sponsored enterprises.
There were no transfers of assets or liabilities recorded at fair value on a recurring basis into or out of Level 3 fair value measurements during the years ended December 31, 2023 and 2022.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Comerica Incorporated and Subsidiaries

The following table summarizes the changes in Level 3 assets and liabilities measured at fair value on a recurring basis for the years ended December 31, 2023 and 2022.

		Net Realized/Unrealized Gains (Pretax) Recorded in Earnings (a)
	Balance at Beginning of Period			Settlements	Balance at End of Period
(in millions)		Realized	Unrealized
Year Ended December 31, 2023
Derivative liabilities:
Other financial derivative	$(12)	$—	$—	$—	$(12)
Year Ended December 31, 2022
Derivative assets:
Interest rate contracts	$26	$—	$—	(26)	$—
Derivative liabilities:
Other financial derivative	(13)	—	1	—	(12)
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
The following table presents assets recorded at fair value on a nonrecurring basis at December 31, 2023 and 2022. No liabilities were recorded at fair value on a nonrecurring basis at December 31, 2023 and 2022.

(in millions)	Level 3
December 31, 2023
Loans:
Commercial	$12
Commercial mortgage	16
International	16
Total loans	44
Loans held-for-sale	231
Other real estate	5
Total assets at fair value	$280
December 31, 2022
Loans:
Commercial	$53
Real estate construction	2
Commercial mortgage	11
Total loans	66
Other real estate	9
Total assets at fair value	$75
Level 3 assets recorded at fair value on a nonrecurring basis at December 31, 2023 and December 31, 2022 included loans with a specific allowance and certain bank property held for sale, both measured based on the fair value of collateral. The unobservable inputs were the additional adjustments applied by management to the appraised values to reflect such factors as non-current appraisals and revisions to estimated time to sell. These adjustments are determined based on qualitative judgments made by management on a case-by-case basis and are not observable inputs, although they are used in the determination of fair value. At December 31, 2023, loans held-for-sale classified as Level 3 represented loans held-for-sale in less liquid markets requiring significant management assumptions when determining fair value.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Comerica Incorporated and Subsidiaries

Estimated Fair Values of Financial Instruments Not Recorded at Fair Value on a Recurring Basis
The Corporation typically holds the majority of its financial instruments until maturity and thus does not expect to realize many of the estimated fair value amounts disclosed. The disclosures do not include estimated fair value amounts for items that are not defined as financial instruments, but which have significant value. These include such items as core deposit intangibles, the future earnings potential of significant customer relationships and the value of trust operations and other fee generating businesses. The Corporation believes the imprecision of an estimate could be significant. The disclosures also do not include a limited amount of nonmarketable equity securities (primarily indirect private equity and venture capital investments) that do not have a readily determinable fair value and whose fair values are based on net asset value.
The carrying amount and estimated fair value of financial instruments not recorded at fair value in their entirety on a recurring basis on the Corporation’s Consolidated Balance Sheets are as follows:

	Carrying Amount	Estimated Fair Value
(in millions)		Total	Level 1	Level 2	Level 3
December 31, 2023
Assets
Cash and due from banks	$1,443	$1,443	$1,443	$—	$—
Interest-bearing deposits with banks	8,059	8,059	8,059	—	—
Other short-term investments	24	24	24	—	—
Total loans, net of allowance for loan losses (a)	51,425	50,633	—	—	50,633
Liabilities
Demand deposits	58,476	58,476	—	58,476	—
Time deposits	8,286	8,391	—	8,391	—
Total deposits	66,762	66,867	—	66,867	—
Short-term borrowings	3,565	3,565	3,565	—	—
Medium- and long-term debt	6,206	6,207	—	6,207	—
Liabilities for credit-related financial instruments	(72)	(72)	—	—	(72)
December 31, 2022
Assets
Cash and due from banks	$1,758	$1,758	$1,758	$—	$—
Interest-bearing deposits with banks	4,524	4,524	4,524	—	—
Other short-term investments	19	19	19	—	—
Total loans, net of allowance for loan losses (a)	52,792	50,964	—	—	50,964
Liabilities
Demand deposits	69,460	69,460	—	69,460	—
Time deposits	1,937	1,894	—	1,894	—
Total deposits	71,397	71,354	—	71,354	—
Short-term borrowings	3,211	3,211	3,211	—	—
Medium- and long-term debt	3,024	3,071	—	3,071	—
Liabilities for credit-related financial instruments	(79)	(79)	—	—	(79)
(a)Included $44 million and $66 million of loans recorded at fair value on a nonrecurring basis at December 31, 2023 and 2022, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Comerica Incorporated and Subsidiaries

NOTE 3 - INVESTMENT SECURITIES
A summary of the Corporation’s investment securities follows:

(in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2023
Investment securities available-for-sale:
U.S. Treasury securities	$1,681	$—	$76	$1,605
Residential mortgage-backed securities (a)	12,607	—	2,088	10,519
Commercial mortgage-backed securities (a)	5,253	—	508	4,745
Total investment securities available-for-sale	$19,541	$—	$2,672	$16,869
December 31, 2022
Investment securities available-for-sale:
U.S. Treasury securities	$2,810	$—	$146	$2,664
Residential mortgage-backed securities (a)	13,983	—	2,328	11,655
Commercial mortgage-backed securities (a)	5,252	—	559	4,693
Total investment securities available-for-sale	$22,045	$—	$3,033	$19,012
(a)Issued and/or guaranteed by U.S. government agencies or U.S. government-sponsored enterprises.
A summary of the Corporation’s investment securities in an unrealized loss position as of December 31, 2023 and 2022 follows:

	Less than 12 Months		12 Months or more		Total
(in millions, except securities count)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Count
December 31, 2023
U.S. Treasury securities	$—	$—	$1,605	$76	$1,605	$76	19
Residential mortgage-backed securities (a)	10	—	10,507	2,088	10,517	2,088	978
Commercial mortgage-backed securities (a)	—	—	4,745	508	4,745	508	253
Total temporarily impaired securities	$10	$—	$16,857	$2,672	$16,867	$2,672	1,250
December 31, 2022
U.S. Treasury securities	$996	$5	$1,668	$141	$2,664	$146	27
Residential mortgage-backed securities (a)	3,500	361	8,153	1,967	11,653	2,328	1,008
Commercial mortgage-backed securities (a)	4,008	405	685	154	4,693	559	254
Total temporarily impaired securities	$8,504	$771	$10,506	$2,262	$19,010	$3,033	1,289
(a)Issued and/or guaranteed by U.S. government agencies or U.S. government-sponsored enterprises.
Unrealized losses on investment securities resulted from changes in market interest rates. The Corporation’s portfolio is comprised of securities issued or guaranteed by the U.S. government agencies or government-sponsored enterprises. As such, it is expected that the securities would not be settled at a price less than the amortized cost of the investments. Further, the Corporation does not intend to sell the investments, and it is not more-likely-than-not that it will be required to sell the investments before recovery of amortized costs. No allowance for credit losses was recorded on securities in an unrealized loss position at December 31, 2023 or December 31, 2022.
Interest receivable on investment securities totaled $40 million and $49 million at December 31, 2023 and 2022, respectively, and was included in accrued income and other assets on the Consolidated Balance Sheets.
Sales, calls and write-downs of investment securities available-for-sale, computed based on the adjusted cost of the specific security, resulted in no gains or losses during the years ended December 31, 2023, 2022 and 2021.

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

(in millions)
December 31, 2023	Amortized Cost	Fair Value
Contractual maturity
Within one year	$813	$790
After one year through five years	1,098	1,034
After five years through ten years	5,380	4,869
After ten years	12,250	10,176
Total investment securities	$19,541	$16,869
At December 31, 2023, investment securities with a carrying value of $15.6 billion were pledged where permitted or required by law. Pledges included $7.7 billion to the Federal Reserve Bank (FRB) for potential future borrowings, $6.6 billion to the Federal Home Loan Bank (FHLB) as collateral for current advances and potential future borrowings as well as $1.3 billion to secure $702 million of liabilities, consisting of trust deposits, deposits of public entities and state and local government agencies as well as derivative instruments. For information on FHLB borrowings, refer to Notes 11 and 12.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Comerica Incorporated and Subsidiaries

NOTE 4 – CREDIT QUALITY AND ALLOWANCE FOR CREDIT LOSSES
The following table presents an aging analysis of the amortized cost basis of loans.

	Loans Past Due and Still Accruing
(in millions)	30-59 Days	60-89 Days	90 Days or More	Total	Nonaccrual Loans	Current Loans	Total Loans
December 31, 2023
Business loans:
Commercial	$48	$14	$10	$72	$75	$27,104	$27,251
Real estate construction:
Commercial Real Estate business line (a)	—	—	—	—	—	4,570	4,570
Other business lines (b)	3	—	—	3	2	508	513
Total real estate construction	3	—	—	3	2	5,078	5,083
Commercial mortgage:
Commercial Real Estate business line (a)	5	—	—	5	18	4,704	4,727
Other business lines (b)	49	12	9	70	23	8,866	8,959
Total commercial mortgage	54	12	9	75	41	13,570	13,686
Lease financing	4	—	—	4	—	803	807
International	—	—	1	1	20	1,081	1,102
Total business loans	109	26	20	155	138	47,636	47,929
Retail loans:
Residential mortgage	10	6	—	16	19	1,854	1,889
Consumer:
Home equity	11	5	—	16	21	1,755	1,792
Other consumer	31	—	—	31	—	472	503
Total consumer	42	5	—	47	21	2,227	2,295
Total retail loans	52	11	—	63	40	4,081	4,184
Total loans	$161	$37	$20	$218	$178	$51,717	$52,113
December 31, 2022
Business loans:
Commercial	$238	$13	$20	$271	$142	$30,496	$30,909
Real estate construction:
Commercial Real Estate business line (a)	—	—	—	—	—	2,505	2,505
Other business lines (b)	2	—	—	2	3	595	600
Total real estate construction	2	—	—	2	3	3,100	3,105
Commercial mortgage:
Commercial Real Estate business line (a)	—	6	—	6	1	4,674	4,681
Other business lines (b)	64	5	3	72	22	8,531	8,625
Total commercial mortgage	64	11	3	78	23	13,205	13,306
Lease financing	6	—	—	6	—	754	760
International	—	9	—	9	3	1,185	1,197
Total business loans	310	33	23	366	171	48,740	49,277
Retail loans:
Residential mortgage	22	—	—	22	53	1,739	1,814
Consumer:
Home equity	4	3	—	7	15	1,754	1,776
Other consumer	5	1	—	6	1	528	535
Total consumer	9	4	—	13	16	2,282	2,311
Total retail loans	31	4	—	35	69	4,021	4,125
Total loans	$341	$37	$23	$401	$240	$52,761	$53,402
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

	December 31, 2023
	Vintage Year
(in millions)	2023		2022		2021		2020	2019	Prior	Revolvers	Revolvers Converted to Term	Total
Business loans:
Commercial:
Pass (a)	$3,105	(b)	$3,013	(b)	$2,072	(b)	$593	$610	$1,033	$15,394	$13	$25,833
Criticized (b)	85		169		226		42	59	75	760	2	1,418
Total commercial	3,190		3,182		2,298		635	669	1,108	16,154	15	27,251
Commercial gross charge-offs	1		11		2		1	11	12	3	1	42
Real estate construction
Pass (a)	503		2,205		1,581		329	43	36	288	—	4,985
Criticized (b)	2		53		34		2	7	—	—	—	98
Total real estate construction	505		2,258		1,615		331	50	36	288	—	5,083
Real estate construction gross charge-offs	—		—		—		—	—	—	—	—	—
Commercial mortgage
Pass (a)	1,680		3,129		2,173		1,786	981	2,271	893	—	12,913
Criticized (b)	15		232		99		34	248	141	4	—	773
Total commercial mortgage	1,695		3,361		2,272		1,820	1,229	2,412	897	—	13,686
Commercial mortgage gross charge-offs	—		—		—		—	3	1	—	—	4
Lease financing
Pass (a)	173		319		110		47	34	94	—	—	777
Criticized (b)	5		8		3		3	7	4	—	—	30
Total lease financing	178		327		113		50	41	98	—	—	807
Lease financing gross charge-offs	—		—		—		—	—	—	—	—	—
International
Pass (a)	286		168		89		35	76	2	415	—	1,071
Criticized (b)	15		2		7		—	—	6	1	—	31
Total international	301		170		96		35	76	8	416	—	1,102
International gross charge-offs	12		—		—		—	—	1	—	—	13
Total business loans	5,869		9,298		6,394		2,871	2,065	3,662	17,755	15	47,929
Retail loans:
Residential mortgage
Pass (a)	254		296		373		450	131	360	—	—	1,864
Criticized (b)	2		—		1		—	—	22	—	—	25
Total residential mortgage	256		296		374		450	131	382	—	—	1,889
Residential mortgage gross charge-offs	—		—		—		—	—	—	—	—	—
Consumer:
Home equity
Pass (a)	—		—		—		—	—	8	1,695	59	1,762
Criticized (b)	—		—		—		—	—	—	28	2	30
Total home equity	—		—		—		—	—	8	1,723	61	1,792
Home equity gross charge-offs	—		—		—		—	—	—	2	—	2
Other consumer
Pass (a)	23		38		22		8	4	46	362	—	503
Criticized (b)	—		—		—		—	—	—	—	—	—
Total other consumer	23		38		22		8	4	46	362	—	503
Other consumer gross charge-offs	—		—		—		—	1	—	—	—	1
Total consumer	23		38		22		8	4	54	2,085	61	2,295
Total retail loans	279		334		396		458	135	436	2,085	61	4,184
Total loans	$6,148		$9,632		$6,790		$3,329	$2,200	$4,098	$19,840	$76	$52,113
Table continues on the following page.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Comerica Incorporated and Subsidiaries

	December 31, 2022
	Vintage Year
	2022		2021		2020	2019	2018	Prior	Revolvers	Revolvers Converted to Term	Total
Business loans:
Commercial:
Pass (a)	$3,946	(b)	$3,509	(b)	$917	$1,041	$598	$1,030	$18,604	$9	$29,654
Criticized (b)	75		274		81	69	45	78	632	1	1,255
Total commercial	4,021		3,783		998	1,110	643	1,108	19,236	10	30,909
Real estate construction:
Pass (a)	836		1,134		633	162	102	28	207	—	3,102
Criticized (b)	—		—		3	—	—	—	—	—	3
Total real estate construction	836		1,134		636	162	102	28	207	—	3,105
Commercial mortgage:
Pass (a)	3,349		2,501		1,825	1,394	1,050	2,182	838	—	13,139
Criticized (b)	7		5		7	32	31	75	10	—	167
Total commercial mortgage	3,356		2,506		1,832	1,426	1,081	2,257	848	—	13,306
Lease financing
Pass (a)	316		140		64	47	37	130	—	—	734
Criticized (b)	10		—		2	8	5	1	—	—	26
Total lease financing	326		140		66	55	42	131	—	—	760
International
Pass (a)	317		161		55	88	19	14	498	—	1,152
Criticized (b)	12		—		3	—	3	10	17	—	45
Total international	329		161		58	88	22	24	515	—	1,197
Total business loans	8,868		7,724		3,590	2,841	1,890	3,548	20,806	10	49,277
Retail loans:
Residential mortgage
Pass (a)	327		398		480	133	68	355	—	—	1,761
Criticized (b)	4		—		—	9	1	39	—	—	53
Total residential mortgage	331		398		480	142	69	394	—	—	1,814
Consumer:
Home equity
Pass (a)	—		—		—	—	—	9	1,708	40	1,757
Criticized (b)	—		—		—	—	—	—	17	2	19
Total home equity	—		—		—	—	—	9	1,725	42	1,776
Other consumer
Pass (a)	69		38		50	8	1	10	355	—	531
Criticized (b)	—		—		—	1	—	—	3	—	4
Total other consumer	69		38		50	9	1	10	358	—	535
Total consumer	69		38		50	9	1	19	2,083	42	2,311
Total retail loans	400		436		530	151	70	413	2,083	42	4,125
Total loans	$9,268		$8,160		$4,120	$2,992	$1,960	$3,961	$22,889	$52	$53,402
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
Loan interest receivable totaled $313 million and $261 million at December 31, 2023 and 2022, respectively, and was included in accrued income and other assets on the Consolidated Balance Sheets.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Comerica Incorporated and Subsidiaries

Allowance for Credit Losses
The following table details the changes in the allowance for credit losses.

	2023			2022			2021
(in millions)	Business Loans	Retail Loans	Total	Business Loans	Retail Loans	Total	Business Loans	Retail Loans	Total
Years Ended December 31,
Balance at beginning of period:
Allowance for loan losses	$541	$69	$610	$531	$57	$588	$895	$53	$948
Allowance for credit losses on lending-related commitments	40	11	51	24	6	30	35	9	44
Allowance for credit losses	581	80	661	555	63	618	930	62	992
Loan charge-offs	(59)	(3)	(62)	(65)	(3)	(68)	(67)	(3)	(70)
Recoveries on loans previously charged-off	38	2	40	47	4	51	76	4	80
Net loan (charge-offs) recoveries	(21)	(1)	(22)	(18)	1	(17)	9	1	10
Provision for credit losses:
Provision for loan losses	100	—	100	28	11	39	(373)	3	(370)
Provision for credit losses on lending-related commitments	(9)	(2)	(11)	16	5	21	(11)	(3)	(14)
Provision for credit losses	91	(2)	89	44	16	60	(384)	—	(384)
Balance at end of period:
Allowance for loan losses	620	68	688	541	69	610	531	57	588
Allowance for credit losses on lending-related commitments	31	9	40	40	11	51	24	6	30
Allowance for credit losses	$651	$77	$728	$581	$80	$661	$555	$63	$618
Allowance for loan losses as a percentage of total loans	1.29%	1.63%	1.32%	1.10%	1.67%	1.14%	1.17%	1.47%	1.19%
Allowance for credit losses as a percentage of total loans	1.36	1.85	1.40	1.18	1.96	1.24	1.22	1.63	1.26

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Comerica Incorporated and Subsidiaries

Nonaccrual Loans
The following table presents additional information regarding nonaccrual loans. Interest income of $9 million, $12 million and $11 million was recognized on nonaccrual loans for the years ended December 31, 2023, 2022 and 2021, respectively.

(in millions)	Nonaccrual Loans with No Related Allowance	Nonaccrual Loans with Related Allowance	Total Nonaccrual Loans
December 31, 2023
Business loans:
Commercial	$47	$28	$75
Real estate construction:
Other business lines (a)	2	—	2
Commercial mortgage:
Commercial Real Estate business line (b)	—	18	18
Other business lines (a)	17	6	23
Total commercial mortgage	17	24	41
International	3	17	20
Total business loans	69	69	138
Retail loans:
Residential mortgage	19	—	19
Consumer:
Home equity	21	—	21
Total consumer	21	—	21
Total retail loans	40	—	40
Total nonaccrual loans	$109	$69	$178
December 31, 2022
Business loans:
Commercial	$64	$78	$142
Real estate construction:
Other business lines (a)	—	3	3
Commercial mortgage:
Commercial Real Estate business line (b)	—	1	1
Other business lines (a)	4	18	22
Total commercial mortgage	4	19	23
International	3	—	3
Total business loans	71	100	171
Retail loans:
Residential mortgage	53	—	53
Consumer:
Home equity	15	—	15
Other consumer	1	—	1
Total consumer	16	—	16
Total retail loans	69	—	69
Total nonaccrual loans	$140	$100	$240
(a)Primarily loans secured by owner-occupied real estate.
(b)Primarily loans to real estate developers.

Foreclosed Properties
Foreclosed properties were insignificant at December 31, 2023 and December 31, 2022. Retail loans secured by residential real estate properties in process of foreclosure included in nonaccrual loans were insignificant at December 31, 2023 and December 31, 2022.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
The following table displays the amortized cost basis at December 31, 2023 of loan modifications made to borrowers experiencing financial difficulty that were restructured during the year ended December 31, 2023 by type of modification.

(in millions)	Term Extension (a)	Payment Delay (a)	Interest Rate Reduction	Combinations (b)	Total	Percent of Total Class
Year Ended December 31, 2023
Business loans:
Commercial	$92	$20	$10	$2	$124	0.46%
Real estate construction:
Other business lines (c)	10	—	—	—	10	1.92
Total real estate construction	10	—	—	—	10	0.19
Commercial mortgage:
Other business lines (c)	15	—	—	10	25	0.28
Total commercial mortgage	15	—	—	10	25	0.18
Total business loans	117	20	10	12	159	0.33
Retail loans:
Consumer:
Home equity	1	—	1	1	3	0.16
Total consumer	1	—	1	1	3	0.13
Total retail loans	1	—	1	1	3	0.07
Total loans	$118	$20	$11	$13	$162	0.31%
(a)Represents loan balances where terms were extended or payments were delayed by a more than an insignificant time period, typically more than 180 days, at or above contractual interest rates. See Note 1 to the consolidated financial statements for further information.
(b)Relates to FDMs where more than one type of modification was made. For the year ended December 31, 2023, this primarily related to modifications where the interest rate was reduced and the term was extended.
(c)Primarily loans secured by owner-occupied real estate.
There were no commitments to lend additional funds to borrowers experiencing financial difficulty whose terms had been restructured at December 31, 2023.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Comerica Incorporated and Subsidiaries

The following table summarizes the financial impacts of loan modifications made to specific loans during the year ended December 31, 2023.

	Weighted-Average Term Extension (in months)	Weighted-Average Interest Rate Reduction
Year Ended December 31, 2023
Business loans:
Commercial	10.4	(2.01)%
Real estate construction:
Other business lines (a)	9.3	—
Total real estate construction	9.3	—
Commercial mortgage:
Other business lines (a)	17.6	(0.68)
Total commercial mortgage	17.6	(0.68)
Total business loans	11.7	(1.35)
Retail loans:
Consumer:
Home equity	145.4	(3.01)
Total consumer	145.4	(3.01)
Total retail loans	145.4	(3.01)
Total loans	13.1	(1.49)%
(a)Primarily loans secured by owner-occupied real estate.
During the year ended December 31, 2023, modifications to borrowers experiencing financial difficulty included restructurings with other-than-insignificant payment delays of $6 million in the Commercial loan category.
On an ongoing basis, the Corporation monitors the performance of modified loans related to their restructured terms. Loans restructured during the year ended December 31, 2023 were current under modified terms at year ended December 31, 2023. Nonperforming restructured loans are classified as nonaccrual loans and are individually evaluated in the allowance for loan losses.
For restructured loans, a subsequent payment default is defined in terms of delinquency, when a principal or interest payment is 90 days past due or classified into nonaccrual status during the reporting period. Of the loans restructured during the 12 month period ended December 31, 2023, there were no subsequent defaults as of December 31, 2023.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Comerica Incorporated and Subsidiaries

Troubled Debt Restructurings Prior to the Adoption of ASU 2022-02
The following table details the amortized cost basis at December 31, 2022 of loans considered to be TDRs that were restructured during the year ended December 31, 2022 by type of modification. In cases of loans with more than one type of modification, the loans were categorized based on the most significant modification.

	Type of Modification
(in millions)	Principal Deferrals (a)	Interest Rate Reductions	Total Modifications
Year Ended December 31, 2022
Business loans:
Commercial	$26	$—	$26
Real estate construction:
Other business lines (b)	3	—	3
Commercial mortgage:
Other business lines (b)	14	—	14
Total business loans	43	—	43
Retail loans:
Residential mortgage	—	27	27
Consumer:
Home equity (c)	1	1	2
Other consumer	—	1	1
Total consumer	1	2	3
Total retail loans	1	29	30
Total loans	$44	$29	$73
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
The Corporation charges interest on principal balances outstanding during deferral periods. Additionally, none of the modifications involved forgiveness of principal. There were no significant commitments to lend additional funds to borrowers whose terms have been modified in TDRs at December 31, 2022.
For principal deferrals, incremental deterioration in the credit quality of the loan, represented by a downgrade in the risk rating of the loan, for example, due to missed interest payments or a reduction of collateral value, was considered a subsequent default. For interest rate reductions, a subsequent payment default was defined in terms of delinquency, when a principal or interest payment was 90 days past due. Of the TDRs modified during the year ended December 31, 2022, there were $6 million of subsequent defaults of principal deferrals and no subsequent defaults of interest rate reductions.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Comerica Incorporated and Subsidiaries

At December 31, 2023, the Corporation's concentration of credit risk with the commercial real estate industry, which includes a portfolio of real estate construction and commercial mortgage loans, represented 36 percent of total loans. The following table summarizes the Corporation's commercial real estate loan portfolio by loan category.

(in millions)
December 31	2023	2022
Real estate construction loans:
Commercial Real Estate business line (a)	$4,570	$2,505
Other business lines (b)	513	600
Total real estate construction loans	5,083	3,105
Commercial mortgage loans:
Commercial Real Estate business line (a)	4,727	4,681
Other business lines (b)	8,959	8,625
Total commercial mortgage loans	13,686	13,306
Total commercial real estate loans	$18,769	$16,411
Total unused commitments on commercial real estate loans	$4,382	$6,602
(a)Primarily loans to real estate developers.
(b)Primarily loans secured by owner-occupied real estate.
The Corporation also has a concentration of credit risk with the automotive industry, which represented 14 percent of total loans at December 31, 2023. Outstanding loans, included in commercial loans on the Consolidated Balance Sheets, and total exposure (outstanding loans, unused commitments and standby letters of credit) to companies related to the automotive industry were as follows:

(in millions)
December 31	2023	2022
Automotive loans:
Production	$848	$1,068
Dealer	6,191	5,367
Total automotive loans	$7,039	$6,435
Total automotive exposure:
Production	$1,744	$2,028
Dealer	10,418	10,910
Total automotive exposure	$12,162	$12,938
NOTE 6 - PREMISES AND EQUIPMENT
A summary of premises and equipment by major category follows:

(in millions)
December 31	2023	2022
Land	$81	$81
Buildings and improvements	768	737
Furniture and equipment	536	518
Total cost	1,385	1,336
Less: Accumulated depreciation and amortization	(940)	(936)
Net book value	$445	$400
The Corporation conducts a portion of its business from leased facilities and leases certain equipment. Refer to Note 25 for more information on leased facilities and equipment.
Other assets included unamortized capitalized software costs of $106 million and $83 million at December 31, 2023 and 2022, respectively. Noninterest expenses included software amortization expense of $26 million, $25 million and $33 million for the years ending December 31, 2023, 2022 and 2021, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Comerica Incorporated and Subsidiaries

NOTE 7 - GOODWILL AND INTANGIBLES
The following table summarizes the carrying value of goodwill by reporting unit for the years ended December 31, 2023 and 2022.

(in millions)
December 31	2023	2022
Commercial Bank	$473	$473
Retail Bank	101	101
Wealth Management	61	61
Total	$635	$635
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
In 2023 and 2022, the annual test of goodwill impairment was performed as of the beginning of the third quarter, and in both periods, a qualitative assessment resulted in the Corporation determining goodwill was not impaired, as it was more likely than not that the fair value of each reporting unit exceeded its carrying value.
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
Included in the fair value of derivative instruments are credit valuation adjustments reflecting counterparty credit risk. These adjustments are determined by applying a credit spread for the counterparty or the Corporation, as appropriate, to the total expected exposure of the derivative. Master netting arrangements effectively reduce credit valuation adjustments by permitting settlement of positive and negative positions and offset cash collateral held with the same counterparty on a net basis. Bilateral collateral agreements require daily exchange of cash or highly rated securities issued by the U.S. Treasury or other U.S. government entities to collateralize amounts due to either party. At December 31, 2023, counterparties with bilateral collateral agreements deposited $143 million of cash with the Corporation to secure the fair value of contracts in an unrealized gain position, and the Corporation had pledged $4 million of marketable investment securities and posted $14 million of cash as collateral for contracts in an unrealized loss position. For those counterparties not covered under bilateral collateral agreements, collateral is obtained, if deemed necessary, based on the results of management’s credit evaluation of the counterparty. Collateral varies, but may include cash, investment securities, accounts receivable, equipment or real estate.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Comerica Incorporated and Subsidiaries

The following table presents the composition of the Corporation’s derivative instruments held or issued for risk management purposes or in connection with customer-initiated and other activities at December 31, 2023 and 2022. The table excludes a derivative related to the Corporation's 2008 sale of its remaining ownership of Visa shares and includes accrued interest receivable and payable.

	December 31, 2023			December 31, 2022
		Fair Value			Fair Value
(in millions)	Notional/ Contract Amount (a)	Gross Derivative Assets	Gross Derivative Liabilities	Notional/ Contract Amount (a)	Gross Derivative Assets	Gross Derivative Liabilities
Risk management purposes
Derivatives designated as hedging instruments
Interest rate contracts:
Fair value swaps - receive fixed/pay floating	$6,300	$—	$—	$3,150	$—	$—
Cash flow swaps - receive fixed/ pay floating (b)	24,850	—	8	26,600	—	50
Derivatives used as economic hedges
Foreign exchange contracts:
Spot, forwards and swaps	560	1	3	392	1	3
Total risk management purposes	31,710	1	11	30,142	1	53
Customer-initiated and other activities
Interest rate contracts:
Caps and floors written	1,577	—	18	924	—	25
Caps and floors purchased	1,577	18	—	924	25	—
Swaps	19,316	207	409	18,450	181	569
Total interest rate contracts	22,470	225	427	20,298	206	594
Energy contracts:
Caps and floors written	3,719	3	291	4,051	—	430
Caps and floors purchased	3,719	292	3	4,051	431	—
Swaps	6,368	463	442	6,419	589	576
Total energy contracts	13,806	758	736	14,521	1,020	1,006
Foreign exchange contracts:
Spot, forwards, options and swaps	2,751	35	32	2,704	52	42
Total customer-initiated and other activities	39,027	1,018	1,195	37,523	1,278	1,642
Total gross derivatives	$70,737	1,019	1,206	$67,665	1,279	1,695
Amounts offset in the Consolidated Balance Sheets:
Netting adjustment - Offsetting derivative assets/liabilities		(311)	(311)		(644)	(644)
Netting adjustment - Cash collateral received/posted		(143)	(13)		(180)	(4)
Net derivatives included in the Consolidated Balance Sheets (c)		565	882		455	1,047
Amounts not offset in the Consolidated Balance Sheets:
Marketable securities pledged under bilateral collateral agreements		(501)	(4)		(70)	(202)
Net derivatives after deducting amounts not offset in the Consolidated Balance Sheets		$64	$878		$385	$845
(a)Notional or contractual amounts, which represent the extent of involvement in the derivatives market, are used to determine the contractual cash flows required in accordance with the terms of the agreement. These amounts are typically not exchanged, significantly exceed amounts subject to credit or market risk and are not reflected on the Consolidated Balance Sheets.
(b)December 31, 2023 included $2.0 billion of forward starting swaps that will become effective on their contractual start dates in 2024.
(c)Net derivative assets are included in accrued income and other assets and net derivative liabilities are included in accrued expenses and other liabilities on the Consolidated Balance Sheets. Included in the fair value of net derivative assets and net derivative liabilities are credit valuation adjustments reflecting counterparty credit risk and credit risk of the Corporation. The fair value of net derivative assets included credit valuation adjustments for counterparty credit risk of $3 million and $2 million at December 31, 2023 and 2022, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Comerica Incorporated and Subsidiaries

Risk Management
The Corporation's derivative instruments used for managing interest rate risk include cash flow hedging strategies that convert variable-rate loans to fixed rates and fair value hedging strategies that convert fixed-rate medium-and long-term debt to variable rates. Interest and fees on loans included (expense) income related to swaps settlements of $(602) million, $(25) million and $95 million for the years ended December 31, 2023, 2022 and 2021, respectively.
The following table details the effects of fair value hedging on the Consolidated Statements of Comprehensive Income.

(in millions)	Interest on Medium- and Long-Term Debt
Years Ended December 31	2023	2022	2021
Total interest on medium-and long-term debt (a)	$378	$87	$35
Fair value hedging relationships:
Interest rate contracts:
Hedged items	265	112	102
Derivatives designated as hedging instruments	113	(25)	(68)
(a)Includes the effects of hedging.
The following tables summarize the expected weighted average remaining maturity of the notional amount of risk management interest rate swaps, the weighted average interest rates associated with amounts expected to be received or paid on interest rate swap agreements, and for fair value swaps, the carrying amount of the related hedged items, as of December 31, 2023 and 2022.
Cash flow swaps - receive fixed/pay floating rate on variable-rate loans (a)

(dollar amounts in millions)	December 31, 2023	December 31, 2022
Weighted average:
Time to maturity (in years)	3.9	4.6
Receive rate (b)	2.43%	2.35%
Pay rate (b), (c)	5.38	4.07
(a)Includes $7.0 billion of de-designated interest rate swaps.
(b)Excludes forward starting swaps not effective as of the period shown. December 31, 2023 excluded $2.0 billion of forward starting swaps. December 31, 2022 excluded $4.6 billion of forward starting swaps.
(c)Variable rates paid on receive fixed swaps designated as cash flow hedges were based on BSBY or SOFR rates in effect at December 31, 2023 and LIBOR, BSBY or SOFR rates in effect at December 31, 2022.
Fair value swaps - receive fixed/pay floating rate on medium- and long-term debt

(dollar amounts in millions)	December 31, 2023	December 31, 2022
Carrying value of hedged items (a)	6,206	3,024
Weighted average:
Time to maturity (in years)	3.1	3.9
Receive rate	3.67%	3.52%
Pay rate (b)	5.74	4.90
(a)Included $(93) million and $(124) million of cumulative hedging adjustments at December 31, 2023 and 2022, respectively, which included $3 million and $4 million, respectively, of hedging adjustment on a discontinued hedging relationship.
(b)Floating rates paid on receive fixed swaps designated as fair value hedges were based on SOFR rates in effect at December 31, 2023 and SOFR and LIBOR rates in effect at December 31, 2022.
De-designated Interest Rate Swaps and Price Alignment Income
On November 15, 2023, the Bloomberg Index Services Limited announced a permanent cessation of BSBY and all of its tenors effective November 15, 2024. Accordingly, the Corporation de-designated $7.0 billion of interest rate swaps accounted for as cash flow hedges of BSBY-indexed loans, as of November 15, 2023, because it was no longer probable that the BSBY-based loan cash flows would occur through the duration of the hedging relationships.
As a result of the de-designation, a pre-tax loss of $195 million was reclassified out of AOCI and into earnings for cash flows no longer probable of occurring. In addition, periodic settlement losses of $29 million and fair market value gains of $133 million for de-designated positions were recognized as part of noninterest income from the de-designation date of November 15, 2023 through December 31, 2023. This resulted in a net loss of $91 million recorded as a component of risk management hedging (loss) income in the Consolidated Statement of Income.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Comerica Incorporated and Subsidiaries

Amounts in AOCI related to cash flows that continue to be probable of occurring are amortized out of AOCI and into earnings from the de-designation date through BSBY cessation, resulting in a pre-tax loss of $26 million recognized as part of interest and fees on loans as of December 31, 2023. Along with settlements no longer recognized through margin, this resulted in a net benefit of $3 million to interest and fees on loans for the year ended December 31, 2023.
For more information on accumulated net losses on cash flow hedges, refer to Note 14.
Risk management hedging (loss) income also includes price alignment income, which is income received on payments made to a central clearing party for centrally cleared derivatives. Positions are settled daily based on derivative fair values and the party receiving net settlement amounts pays price alignment, based on an earning rate, to the party making settlement payments. Price alignment income totaled $51 million for the year ending December 31, 2023, $8 million for the year ending December 31, 2022 and was insignificant for the year ending December 31, 2021.
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

	Years Ended December 31,
(in millions)	2023	2022	2021
Interest rate contracts	$22	$34	$36
Energy contracts	25	28	18
Foreign exchange contracts	51	47	45
Total	$98	$109	$99
Credit-Related Financial Instruments
The Corporation issues off-balance sheet financial instruments in connection with commercial and consumer lending activities. The Corporation’s credit risk associated with these instruments is represented by the contractual amounts indicated in the following table.

(in millions)
December 31	2023	2022
Unused commitments to extend credit:
Commercial and other	$27,303	$30,800
Bankcard, revolving credit and home equity loan commitments	4,082	4,017
Total unused commitments to extend credit	$31,385	$34,817
Standby letters of credit	$3,586	$3,712
Commercial letters of credit	48	39
The Corporation maintains an allowance to cover current expected credit losses inherent in lending-related commitments, including unused commitments to extend credit, letters of credit and financial guarantees. The allowance for credit losses on lending-related commitments, included in accrued expenses and other liabilities on the Consolidated Balance Sheets, was $40 million and $51 million at December 31, 2023 and 2022, respectively.
Unused Commitments to Extend Credit
Commitments to extend credit are legally binding agreements to lend to a customer, provided there is no violation of any condition established in the contract. These commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many commitments expire without being drawn upon, the total contractual amount of commitments does not necessarily represent future cash requirements of the Corporation. Commercial and other unused commitments are primarily variable rate commitments. The allowance for credit losses on lending-related commitments

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Comerica Incorporated and Subsidiaries

included $38 million and $44 million at December 31, 2023 and 2022, respectively, for expected credit losses inherent in the Corporation’s unused commitments to extend credit.
Standby and Commercial Letters of Credit
Standby letters of credit represent conditional obligations of the Corporation which guarantee the performance of a customer to a third party. Standby letters of credit are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing and similar transactions. Commercial letters of credit are issued to finance foreign or domestic trade transactions. These contracts expire in decreasing amounts through the year 2033. The Corporation may enter into participation arrangements with third parties that effectively reduce the maximum amount of future payments which may be required under standby and commercial letters of credit. These risk participations covered $85 million and $107 million at December 31, 2023 and 2022, respectively, of the $3.6 billion and $3.8 billion of standby and commercial letters of credit outstanding at December 31, 2023 and 2022, respectively.
The carrying value of the Corporation’s standby and commercial letters of credit, included in accrued expenses and other liabilities on the Consolidated Balance Sheets, totaled $34 million at December 31, 2023, including $32 million in deferred fees and $2 million in the allowance for credit losses on lending-related commitments. At December 31, 2022, the comparable amounts were $35 million, $28 million and $7 million, respectively.
The following table presents a summary of criticized standby and commercial letters of credit at December 31, 2023 and 2022. The Corporation's criticized list is consistent with the Special Mention, Substandard and Doubtful categories defined by regulatory authorities. The Corporation manages credit risk through underwriting, periodically reviewing and approving its credit exposures using Board committee approved credit policies and guidelines.

(dollar amounts in millions)	December 31, 2023	December 31, 2022
Total criticized standby and commercial letters of credit	$50	$37
As a percentage of total outstanding standby and commercial letters of credit	1.4%	1.0%
Other Credit-Related Financial Instruments
The Corporation enters into credit risk participation agreements, under which the Corporation assumes credit exposure associated with a borrower’s performance related to certain interest rate derivative contracts. The Corporation is not a party to the interest rate derivative contracts and only enters into these credit risk participation agreements in instances in which the Corporation is also a party to the related loan participation agreement for such borrowers. The Corporation manages its credit risk on the credit risk participation agreements by monitoring the creditworthiness of the borrowers, which is based on the normal credit review process as if the Corporation had entered into the derivative instruments directly with the borrower. The notional amount of such credit risk participation agreements reflects the pro-rata share of the derivative instrument, consistent with its share of the related participated loan. The total notional amount of the credit risk participation agreements was approximately $1.0 billion and $951 million at December 31, 2023 and 2022, respectively, and the fair value was insignificant at both December 31, 2023 and December 31, 2022. The maximum estimated exposure to these agreements, as measured by projecting a maximum value of the guaranteed derivative instruments as of the balance sheet date, assuming 100 percent default by all obligors on the maximum values, was $2 million at December 31, 2023 and insignificant at December 31, 2022. In the event of default, the lead bank has the ability to liquidate the assets of the borrower, in which case the lead bank would be required to return a percentage of the recouped assets to the participating banks. As of December 31, 2023, the weighted average remaining maturity of outstanding credit risk participation agreements was 4.1 years.
In 2008, the Corporation sold its remaining ownership of Visa Class B shares and entered into a derivative contract. Under the terms of the derivative contract, the Corporation will compensate the counterparty primarily for dilutive adjustments made to the conversion factor of the Visa Class B shares to Class A shares based on the ultimate outcome of litigation involving Visa. Conversely, the Corporation will be compensated by the counterparty for any increase in the conversion factor from anti- dilutive adjustments. The notional amount of the derivative contract was equivalent to approximately 780,000 Visa Class B Shares. The fair value of the derivative liability, included in accrued expenses and other liabilities on the Consolidated Balance Sheets, was $12 million at both December 31, 2023 and 2022.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Comerica Incorporated and Subsidiaries

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
The Corporation accounts for its interests in LIHTC entities using the proportional amortization method. Ownership interests in other tax credit entities are accounted for under either the cost or equity method. Exposure to loss as a result of the Corporation’s involvement in LIHTC entities and other tax credit entities at December 31, 2023 was limited to $500 million and $29 million, respectively.
Investment balances, including all legally binding commitments to fund future investments, are included in accrued income and other assets on the Consolidated Balance Sheets. A liability is recognized in accrued expenses and other liabilities on the Consolidated Balance Sheets for all legally binding unfunded commitments to fund tax credit entities ($231 million at December 31, 2023). Amortization and other write-downs of LIHTC investments are presented on a net basis as a component of the provision for income taxes on the Consolidated Statements of Income, while amortization and write-downs of other tax credit investments are recorded in other noninterest income. The income tax credits and deductions are recorded as a reduction of income tax expense and a reduction of federal income taxes payable.
The Corporation provided no financial or other support that was not contractually required to any of the above VIEs during the years ended December 31, 2023, 2022 and 2021.
The following table summarizes the impact of these tax credit entities on the Corporation’s Consolidated Statements of Income.

(in millions)
Years Ended December 31	2023	2022	2021
Other noninterest income:
Amortization of other tax credit investments	$(4)	$—	$1
Provision for income taxes:
Amortization of LIHTC Investments	69	$72	71
Low income housing tax credits	(65)	(68)	(68)
Other tax benefits related to tax credit entities	(21)	(18)	(17)
Total provision for income taxes	$(17)	$(14)	$(14)
For further information on the Corporation’s consolidation policy, see Note 1.
NOTE 10 - DEPOSITS
At December 31, 2023, the scheduled maturities of certificates of deposit and other deposits with a stated maturity were as follows:

(in millions)
Years Ending December 31
2024	$8,177
2025	67
2026	21
2027	12
2028	6
Thereafter	3
Total	$8,286

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Comerica Incorporated and Subsidiaries

A maturity distribution of domestic certificates of deposit of $100,000 and over follows:

(in millions)
December 31	2023	2022
Three months or less	$1,083	$220
Over three months to six months	1,052	136
Over six months to twelve months	359	590
Over twelve months	32	49
Total	$2,526	$995
The aggregate amount of domestic certificates of deposit that meet or exceed the current FDIC insurance limit of $250,000 was $1.3 billion and $478 million at December 31, 2023 and 2022, respectively. All foreign office time deposits were in denominations of $250,000 or more and totaled $13 million and $51 million at December 31, 2023 and 2022, respectively.
NOTE 11 - SHORT-TERM BORROWINGS
Federal funds purchased generally mature within one to four days from the transaction date. Other short-term borrowings, which may consist of borrowed securities and short-term notes, generally mature within one to 120 days from the transaction date. At December 31, 2023 and 2022, other short-term borrowings primarily consisted of advances from the FHLB of Dallas, Texas, which provides short- and long-term funding to its members through advances collateralized by real estate-related loans, certain government agency-backed securities and other eligible assets. Actual borrowing capacity is contingent on the amount of collateral pledged to the FHLB. At December 31, 2023, the Bank had pledged real estate-related loans totaling $21.9 billion and investment securities totaling $6.6 billion to the FHLB, which provided for up to $17.1 billion of collateralized borrowing with the FHLB. Of the $17.1 billion total capacity at FHLB at December 31, 2023, $3.6 billion in short-term advances and $4.0 billion in medium- and long-term advances were outstanding, leaving $9.5 billion available at the FHLB at December 31, 2023.
At December 31, 2023, the Bank had pledged loans totaling $24.6 billion and investment securities totaling $7.7 billion to the FRB, which provided for up to $21.0 billion and $9.3 billion of collateralized borrowing through the discount window and BTFP program, respectively. The Bank did not rely on the BTFP facility as a funding source, except to perform an operational test at the onset, and does not plan to use the facility for the remainder of its existence. Total available collateralized borrowings with the FRB was $30.3 billion at December 31, 2023.
The following table provides a summary of short-term borrowings.

(dollar amounts in millions)	Federal Funds Purchased	Other Short-term Borrowings
December 31, 2023
Amount outstanding at year-end	$15	$3,550
Weighted average interest rate at year-end	5.30%	5.74%
Maximum month-end balance during the year	$19	$11,000
Average balance outstanding during the year	29	7,189
Weighted average interest rate during the year	4.77%	5.41%
December 31, 2022
Amount outstanding at year-end	$11	$3,200
Weighted average interest rate at year-end	4.32%	4.54%
Maximum month-end balance during the year	$1,106	$3,200
Average balance outstanding during the year	82	354
Weighted average interest rate during the year	3.28%	4.08%
December 31, 2021
Amount outstanding at year-end	$—	$—
Weighted average interest rate at year-end	—%	—%
Maximum month-end balance during the year	$2	$—
Average balance outstanding during the year	2	—
Weighted average interest rate during the year	0.06%	—%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Comerica Incorporated and Subsidiaries

NOTE 12 - MEDIUM- AND LONG-TERM DEBT
Medium- and long-term debt is summarized as follows:

(in millions)
December 31	2023	2022
Parent company
Subordinated notes:
3.80% subordinated notes due 2026 (a)	$241	$237
Medium- and long-term notes:
3.70% notes due July 2023	—	841
4.00% notes due 2029 (a)	523	515
Total medium- and long-term notes	523	1,356
Total parent company	764	1,593
Subsidiaries
Subordinated notes:
4.00% subordinated notes due 2025 (a)	337	331
7.875% subordinated notes due 2026 (a)	162	165
5.332% subordinated notes due 2033 (a)	466	459
Total subordinated notes	965	955
Medium- and long-term notes:
2.50% notes due 2024 (a)	489	476
Total medium- and long-term notes	489	476
Federal Home Loan Bank (FHLB) advances:
5.07% advance due 2025 (a)	995	—
4.79% advance due 2026 (a)	997	—
4.49% advance due 2027 (a)	999	—
4.49% advance due 2028 (a)	997	—
Total FHLB advances	3,988	—
Total subsidiaries	5,442	1,431
Total medium- and long-term debt	$6,206	$3,024
(a)The fixed interest rates on these notes have been swapped to a variable rate and designated in a hedging relationship. Accordingly, carrying value has been adjusted to reflect the change in the fair value of the debt as a result of changes in the benchmark rate.
Subordinated notes with remaining maturities greater than one year qualify as Tier 2 capital.
In first quarter 2023, the Bank borrowed $4.0 billion of fixed-rate FHLB advances due between 2025 and 2028. Interest is due monthly, with principal due at maturity. Additionally, the Bank entered into fair value fixed-to-floating rate swaps in which the Bank received a weighted-average fixed rate of 3.79% and pays a floating rate based on SOFR. See Note 11 - Short-Term Borrowings for additional information about FHLB advances.
In January 2024, the Corporation issued $1.0 billion of fixed-to-floating rate senior notes due in 2030, with a rate of 5.982% for the first five years. The rate on the senior notes will reset on January 30, 2029 to SOFR plus 215.5 basis points until called or matured. Additionally, the Corporation entered into two fair value fixed-to-floating rate swaps in which the Corporation received a weighted average fixed rate of 3.77% and will pay a floating rate based on SOFR for the first five years.
Unamortized debt issuance costs deducted from the carrying amount of medium- and long-term debt totaled $6 million and $9 million at December 31, 2023 and 2022, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Comerica Incorporated and Subsidiaries

At December 31, 2023, the principal maturities of medium- and long-term debt were as follows:

(in millions)
Years Ending December 31
2024	$500
2025	1,350
2026	1,400
2027	1,000
2028	1,000
Thereafter	1,050
Total	$6,300
NOTE 13 - SHAREHOLDERS’ EQUITY
In 2022 and 2021, repurchases of common stock under the share repurchase program initially authorized in 2010 by the Board of Directors of the Corporation totaled 377 thousand shares at an average price paid of $92.61 per share and 9.5 million shares at an average price paid of $75.82 per share, respectively. There were no repurchases of common stock under the share repurchase program in 2023. There is no expiration date for the share repurchase program.
At December 31, 2023, the Corporation had 4.3 million shares of common stock reserved for stock option exercises and restricted stock unit vesting.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Comerica Incorporated and Subsidiaries

NOTE 14 - ACCUMULATED OTHER COMPREHENSIVE LOSS
The following table presents a reconciliation of the changes in the components of accumulated other comprehensive loss and details the components of other comprehensive income (loss) for the years ended December 31, 2023, 2022 and 2021, including the amount of income tax expense (benefit) allocated to each component of other comprehensive income (loss).

(in millions)
Years Ended December 31	2023	2022	2021
Accumulated net unrealized gains (losses) on investment securities:
Balance at beginning of period, net of tax	$(2,319)	$(99)	$211
Net unrealized gains (losses) arising during the period	361	(2,903)	(406)
Less: Provision (benefit) for income taxes	85	(683)	(96)
Change in net unrealized gains (losses) on investment securities, net of tax	276	(2,220)	(310)
Balance at end of period, net of tax	$(2,043)	$(2,319)	$(99)
Accumulated net (losses) gains on cash flow hedges:
Balance at beginning of period, net of tax	$(942)	$55	$155
Net cash flow hedge gains (losses) arising during the period	34	(1,329)	(35)
Reclassification of loss related to de-designation of derivatives to other noninterest income	(195)	—	—
Less: Benefit for income taxes	(38)	(313)	(8)
Change in net cash flow hedge losses arising during the period, net of tax	(123)	(1,016)	(27)
Less:
Net cash flow (losses) gains included in interest and fees on loans	(576)	(25)	95
Amortization of unrealized losses related to de-designated derivatives included in interest and fees on loans	(26)	—	—
Less: (Benefit) provision for income taxes	(142)	(6)	22
Reclassification adjustment for net cash flow hedge (losses) gains included in net income, net of tax	(460)	(19)	73
Change in net cash flow hedge gains (losses), net of tax	337	(997)	(100)
Balance at end of period, net of tax (a)	$(605)	$(942)	$55
Accumulated defined benefit pension and other postretirement plans adjustment:
Balance at beginning of period, net of tax	$(481)	$(168)	$(302)
Actuarial gain (loss) arising during the period	96	(415)	159
Prior service credit arising during the period	—	—	1
Net defined benefit pension and other postretirement plans adjustment arising during the period	96	(415)	160
Less: Provision (benefit) for income taxes	25	(98)	38
Net defined benefit pension and other postretirement plans adjustment arising during the period, net of tax	71	(317)	122
Amounts recognized in other noninterest expenses:
Amortization of actuarial net loss	36	28	40
Amortization of prior service credit	(23)	(23)	(25)
Total amounts recognized in other noninterest expenses	13	5	15
Less: Provision for income taxes	3	1	3
Adjustment for amounts recognized as components of net periodic benefit credit during the period, net of tax	10	4	12
Change in defined benefit pension and other postretirement plans adjustment, net of tax	81	(313)	134
Balance at end of period, net of tax	$(400)	$(481)	$(168)
Total accumulated other comprehensive loss at end of period, net of tax	$(3,048)	$(3,742)	$(212)
(a)The Corporation expects to reclassify $383 million of losses, net of tax, from accumulated other comprehensive loss to earnings over the next twelve months if interest yield curves and notional amounts remain at December 31, 2023 levels.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Comerica Incorporated and Subsidiaries

NOTE 15 - NET INCOME PER COMMON SHARE
Basic and diluted net income per common share are presented in the following table.

(in millions, except per share data)
Years Ended December 31	2023	2022	2021
Basic and diluted
Net income	$881	$1,151	$1,168
Less:
Income allocated to participating securities	4	6	5
Preferred stock dividends	23	23	23
Net income attributable to common shares	$854	$1,122	$1,140
Basic average common shares	132	131	135
Basic net income per common share	$6.47	$8.56	$8.45
Basic average common shares	132	131	135
Dilutive common stock equivalents:
Net effect of the assumed exercise of stock awards	1	2	2
Diluted average common shares	133	133	137
Diluted net income per common share	$6.44	$8.47	$8.35
Declared dividends on preferred stock are excluded from net income attributable to common shares. Refer to Note 13 for further information on preferred stock.
The following average shares related to outstanding options to purchase shares of common stock were not included in the computation of diluted net income per common share because the options were anti-dilutive for the period.

(average outstanding options in thousands)
Years Ended December 31	2023	2022	2021
Average outstanding options	1,631	543	438
Range of exercise prices	$49.20 - $95.25	$70.18 - $95.25	$79.01 - $95.25
NOTE 16 - SHARE-BASED COMPENSATION
Share-based compensation expense is charged to salaries and benefits expense on the Consolidated Statements of Income. The total share-based compensation expense for all share-based compensation plans and related tax benefits are as follows:

(in millions)
Years Ended December 31	2023	2022	2021
Total share-based compensation expense	$52	$60	$41
Related tax benefits recognized in net income	$12	$14	$10
The following table summarizes unrecognized compensation expense information for all share-based plans.

(dollar amounts in millions)	December 31, 2023
Total unrecognized share-based compensation expense	$43
Weighted-average expected recognition period (in years)	2.1
The Corporation has share-based compensation plans under which it awards shares of restricted stock units to executive officers, directors and key personnel and stock options to executive officers and key personnel of the Corporation and its subsidiaries. Restricted stock units fully vest after a period ranging from three years to five years, and stock options fully vest after four years. A majority of share-based compensation awards include a retirement eligibility clause where qualified employees are exempt from the service requirements of the award. This generally results in the recognition of compensation expense at the grant date for retirement eligible employees. The maturity of each option is determined at the date of grant; however, no options may be exercised later than ten years from the date of grant. The options may have restrictions regarding exercisability. The plans provide for a grant of up to 7.7 million common shares, plus shares under certain plans that are

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Comerica Incorporated and Subsidiaries

forfeited, expire or are canceled, which become available for re-grant. At December 31, 2023, over 3.7 million shares were available for grant.
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
The estimated weighted-average grant-date fair value per option and the underlying binomial option-pricing model assumptions are summarized in the following table:

Years Ended December 31	2023	2022	2021
Weighted-average grant-date fair value per option	$20.21	$25.31	$18.36
Weighted-average assumptions:
Risk-free interest rates	3.46%	1.78%	1.05%
Expected dividend yield	4.00	4.00	4.00
Volatility	32	34	39
Expected option life (in years)	7.8	8.0	7.8
A summary of the Corporation’s stock option activity and related information for the year ended December 31, 2023 follows:

		Weighted-Average
	Number of Options (in thousands)	Exercise Price per Share	Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Outstanding-January 1, 2023	2,008	$61.71
Granted	250	71.16
Forfeited or expired	(27)	71.37
Exercised	(148)	43.32
Outstanding-December 31, 2023	2,083	64.03	5.0	$10
Exercisable-December 31, 2023	1,489	$60.86	3.8	$10
The aggregate intrinsic value of outstanding options shown in the table above represents the total pretax intrinsic value at December 31, 2023, based on the Corporation’s closing stock price of $55.81 at December 31, 2023.
The total intrinsic value of stock options exercised was $4 million, $17 million and $29 million for the years ended December 31, 2023, 2022 and 2021, respectively.
There was no restricted stock award activity in 2023. The plan was fully vested as of December 31, 2022. The total fair value of restricted stock awards that fully vested in 2022 and 2021 was $4 million and $8 million, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Comerica Incorporated and Subsidiaries

A summary of the Corporation's restricted stock unit activity and related information for the year ended December 31, 2023 follows:

	Service-Based Units		Performance-Based Units
	Number of Units (in thousands)	Weighted-Average Grant-Date Fair Value per Share	Number of Units (in thousands)	Weighted-Average Grant-Date Fair Value per Share
Outstanding-January 1, 2023	1,405	$64.27	744	$64.01
Granted	629	57.33	294	62.39
Forfeited	(34)	67.09	(8)	73.30
Vested	(482)	60.77	(303)	53.35
Outstanding-December 31, 2023	1,518	62.42	727	67.70
The total fair value of restricted stock units that fully vested was $52 million, $19 million and $21 million for the years ended December 31, 2023, 2022 and 2021, respectively.
The Corporation expects to satisfy the exercise of stock options and the vesting of restricted stock units by issuing shares of common stock out of treasury. At December 31, 2023, the Corporation held 96 million shares in treasury.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Comerica Incorporated and Subsidiaries

The following table sets forth reconciliations of plan assets and the projected benefit obligation, the weighted-average assumptions used to determine year-end benefit obligations, and the amounts recognized in accumulated other comprehensive loss for the Corporation’s defined benefit pension plans and postretirement benefit plan at December 31, 2023 and 2022. The Corporation used a measurement date of December 31, 2023 for these plans.

	Defined Benefit Pension Plans
	Qualified		Non-Qualified		Postretirement Benefit Plan
(dollar amounts in millions)	2023	2022	2023	2022	2023	2022
Change in fair value of plan assets:
Fair value of plan assets at January 1	$2,508	$3,462	$—	$—	$46	$53
Actual return on plan assets	338	(777)	—	—	1	(4)
Benefits paid	(165)	(177)	—	—	(2)	(3)
Fair value of plan assets at December 31	$2,681	$2,508	$—	$—	$45	$46
Change in projected benefit obligation:
Projected benefit obligation at January 1	$1,611	$2,214	$163	$207	$21	$31
Service cost	31	37	2	2	—	—
Interest cost	85	62	9	6	1	1
Actuarial gain (loss)	67	(525)	10	(37)	(3)	(8)
Benefits paid	(165)	(177)	(15)	(15)	(2)	(3)
Projected benefit obligation at December 31	$1,629	$1,611	$169	$163	$17	$21
Accumulated benefit obligation	$1,611	$1,598	$166	$161	$17	$21
Funded status at December 31 (a) (b)	$1,052	$897	$(169)	$(163)	$28	$25
Weighted-average assumptions used:
Discount rate	5.33%	5.60%	5.33%	5.60%	5.43%	5.71%
Rate of compensation increase	4.50	4.25	4.50	4.25	n/a	n/a
Interest crediting rate	4.66 - 5.25	3.99 - 5.25	4.66 - 5.25	3.99 - 5.25	n/a	n/a
Amounts recognized in accumulated other comprehensive loss before income taxes:
Net actuarial loss	$(501)	$(638)	$(52)	$(46)	$(9)	$(10)
Prior service credit	19	33	29	38	2	2
Balance at December 31	$(482)	$(605)	$(23)	$(8)	$(7)	$(8)
(a)Based on projected benefit obligation for defined benefit pension plans and accumulated benefit obligation for postretirement benefit plan.
(b)The Corporation recognizes the overfunded and underfunded status of the plans in accrued income and other assets and accrued expenses and other liabilities, respectively, on the Consolidated Balance Sheets.
n/a - not applicable
Because the non-qualified defined benefit pension plan has no assets, the accumulated benefit obligation exceeded the fair value of plan assets at December 31, 2023 and December 31, 2022.
The following table details the changes in plan assets and benefit obligations recognized in other comprehensive income (loss) for the year ended December 31, 2023.

	Defined Benefit Pension Plans
(in millions)	Qualified	Non-Qualified	Postretirement Benefit Plan	Total
Actuarial gain (loss) arising during the period	$105	$(10)	$1	$96
Amortization of net actuarial loss	32	4	—	36
Amortization of prior service credit	(14)	(9)	—	(23)
Total recognized in other comprehensive income (loss)	$123	$(15)	$1	$109

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Comerica Incorporated and Subsidiaries

Components of net periodic defined benefit (credit) cost and postretirement benefit credit, the actual return on plan assets and the weighted-average assumptions used were as follows:

	Defined Benefit Pension Plans
(dollar amounts in millions)	Qualified			Non-Qualified
Years Ended December 31	2023	2022	2021	2023	2022	2021
Service cost (a)	$31	$37	$38	$2	$2	$2
Other components of net benefit (credit) cost:
Interest cost	85	62	61	9	6	7
Expected return on plan assets	(166)	(201)	(202)	—	—	—
Amortization of prior service credit	(14)	(14)	(19)	(9)	(9)	(6)
Amortization of actuarial net loss	32	19	29	4	9	11
Total other components of net benefit (credit) cost (b)	(63)	(134)	(131)	4	6	12
Net periodic defined benefit (credit) cost	$(32)	$(97)	$(93)	$6	$8	$14
Actual return on plan assets	$338	$(777)	$291	n/a	n/a	n/a
Actual rate of return on plan assets	13.91%	(23.02)%	8.92%	n/a	n/a	n/a
Weighted-average assumptions used:
Discount rate	5.60%	2.96%	2.71%	5.60%	2.96%	2.71%
Expected long-term return on plan assets	6.50	6.50	6.50	n/a	n/a	n/a
Rate of compensation increase	4.25	4.00	4.00	4.25	4.00	4.00
(a)Included in salaries and benefits expense on the Consolidated Statements of Income.
(b)Included in other noninterest expenses on the Consolidated Statements of Income.
n/a - not applicable

(dollar amounts in millions)	Postretirement Benefit Plan
Years Ended December 31	2023	2022	2021
Other components of net benefit credit:
Interest cost	$1	$1	$1
Expected return on plan assets	(2)	(3)	(3)
Net periodic postretirement benefit credit	$(1)	$(2)	$(2)
Actual return on plan assets	$1	$(4)	$(1)
Actual rate of return on plan assets	2.61%	(8.24)%	(2.25)%
Weighted-average assumptions used:
Discount rate	5.71%	2.79%	2.43%
Expected long-term return on plan assets	5.00	5.00	5.00
Healthcare cost trend rate (a):
Cost trend rate assumed	n/a	n/a	6.00
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	n/a	n/a	4.50
Year that the rate reaches the ultimate trend rate	n/a	n/a	2027
(a)Beginning January 1, 2022, the healthcare cost trend assumption is no longer a relevant assumption due to the change from a self-insured plan to the Medicare and pre-65 individual marketplace with a funded Health Reimbursement Arrangement account.
n/a - not applicable
The expected long-term rate of return of plan assets is the average rate of return expected to be realized on funds invested or expected to be invested over the life of the plan, which has an estimated duration of approximately 9 years as of December 31, 2023. The expected long-term rate of return on plan assets is set after considering both long-term returns in the general market and long-term returns experienced by the assets in the plan. The returns on the various asset categories are blended to derive an equity and a fixed income long-term rate of return. The Corporation reviews its pension plan assumptions on an annual basis with its actuarial consultants to determine if assumptions are reasonable and adjusts the assumptions to reflect changes in future expectations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Comerica Incorporated and Subsidiaries

Plan Assets
The Corporation’s overall investment goals for the qualified defined benefit pension plan are to maintain a portfolio of assets of appropriate liquidity and diversification; to generate investment returns (net of all operating costs) that are reasonably anticipated to maintain the plan’s fully funded status or to reduce a funding deficit, after taking into account various factors, including reasonably anticipated future contributions, expense and the interest rate sensitivity of the plan’s assets relative to that of the plan’s liabilities; and to generate investment returns (net of all operating costs) that meet or exceed a customized benchmark as defined in the plan's investment policy. Derivative instruments are permissible for hedging and transactional efficiency, but only to the extent that the derivative use enhances the efficient execution of the plan’s investment policy. The plan does not directly invest in securities issued by the Corporation and its subsidiaries. The Corporation’s target allocations for plan investments are 35 percent to 45 percent for equity securities and 55 percent to 65 percent for fixed income, including cash. Equity securities include collective investment and mutual funds and common stock. Fixed income securities include U.S. Treasury and other U.S. government agency securities, mortgage-backed securities, corporate bonds and notes, municipal bonds, collateralized mortgage obligations and money market funds.
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
 Fair Values
The fair values of the Corporation’s qualified defined benefit pension plan investments measured at fair value on a recurring basis at December 31, 2023 and 2022, by asset category and level within the fair value hierarchy, are detailed in the table below.

(in millions)	Total	Level 1	Level 2	Level 3
December 31, 2023
Fixed income securities:
U.S. Treasury and other U.S. government agency securities	$567	$564	$3	$—
Corporate and municipal bonds and notes	786	—	786	—
Private placements	44	—	—	44
Total investments in the fair value hierarchy	$1,397	$564	$789	$44
Investments measured at net asset value:
Collective investment funds	1,268
Total investments at fair value	$2,665
December 31, 2022
Fixed income securities:
U.S. Treasury and other U.S. government agency securities	$534	$531	$3	$—
Corporate and municipal bonds and notes	676	—	676	—
Mortgage-backed securities	20	—	20	—
Private placements	39	—	—	39
Total investments in the fair value hierarchy	$1,269	$531	$699	$39
Investments measured at net asset value:
Collective investment funds	1,230
Total investments at fair value	$2,499
The table below provides a summary of changes in the Corporation’s qualified defined benefit pension plan’s Level 3 investments measured at fair value on a recurring basis for the years ended December 31, 2023 and 2022.

	Balance at Beginning of Period					Balance at End of Period
		Net Gains (Losses)
(in millions)		Realized	Unrealized	Purchases	Sales
Year Ended December 31, 2023
Private placements	$39	$(3)	$8	$46	$(46)	$44
Year Ended December 31, 2022
Private placements	$50	$(3)	$(12)	$38	$(34)	$39
There were no assets in the non-qualified defined benefit pension plan at December 31, 2023 and 2022. The postretirement benefit plan is fully invested in bank-owned life insurance policies. The fair value of bank-owned life insurance policies is based on the cash surrender values of the policies as reported by the insurance companies and is classified in Level 2 of the fair value hierarchy.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Comerica Incorporated and Subsidiaries

Cash Flows
The Corporation currently expects to make no employer contributions to the qualified and non-qualified defined benefit pension plans and postretirement benefit plan for the year ended December 31, 2024.

	Estimated Future Benefit Payments
(in millions) Years Ended December 31	Qualified Defined Benefit Pension Plan	Non-Qualified Defined Benefit Pension Plan	Postretirement Benefit Plan (a)
2024	$162	$15	$3
2025	140	15	2
2026	144	15	2
2027	142	15	2
2028	143	15	2
2029 - 2033	668	73	6
(a)Estimated benefit payments in the postretirement benefit plan are net of estimated Medicare subsidies.
Defined Contribution Plans
Substantially all of the Corporation’s employees are eligible to participate in the Corporation’s principal defined contribution plan (a 401(k) plan). Under this plan, the Corporation makes core matching cash contributions of 100 percent of the first 4 percent of qualified earnings contributed by employees (up to the current IRS compensation limit), invested based on employee investment elections. Employee benefits expense included expense for the plan of $27 million for the year ended December 31, 2023 and $24 million for both years ended December 31, 2022 and 2021.
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
The current and deferred components of the provision for income taxes were as follows:

(in millions)
December 31	2023	2022	2021
Current:
Federal	$297	$296	$212
Foreign	9	6	5
State and local	49	50	26
Total current	355	352	243
Deferred:
Federal	(83)	(24)	62
State and local	(9)	(3)	17
Total deferred	(92)	(27)	79
Total	$263	$325	$322

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Comerica Incorporated and Subsidiaries

Income before income taxes of $1.1 billion for the year ended December 31, 2023 included $87 million of foreign taxable income.
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
A reconciliation of expected income tax expense at the federal statutory rate to the Corporation’s provision for income taxes and effective tax rate follows:

(dollar amounts in millions)	2023		2022		2021
Years Ended December 31	Amount	Rate	Amount	Rate	Amount	Rate
Tax based on federal statutory rate	$240	21.0%	$310	21.0%	$313	21.0%
State income taxes	35	3.1	36	2.5	35	2.4
Affordable housing and historic credits	(16)	(1.4)	(13)	(0.9)	(13)	(0.9)
Bank-owned life insurance	(10)	(0.9)	(10)	(0.7)	(10)	(0.6)
FDIC insurance expense	15	1.3	6	0.4	5	0.3
Employee stock transactions	(1)	(0.1)	(3)	(0.2)	(3)	(0.2)
Tax-related interest and penalties	(4)	(0.4)	—	—	—	—
Other	4	0.4	(1)	(0.1)	(5)	(0.4)
Provision for income taxes	$263	23.0%	$325	22.0%	$322	21.6%
The liability for tax-related interest and penalties, included in accrued expenses and other liabilities on the Consolidated Balance Sheets, was less than $1 million and $5 million at December 31, 2023 and 2022, respectively. The decrease in tax-related interest and penalties was primarily due to a state settlement received in 2023.
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
A reconciliation of the beginning and ending amount of net unrecognized tax benefits follows:

(in millions)	2023	2022	2021
Balance at January 1	$16	$18	$19
(Decrease) increase as a result of tax positions taken during a prior period	—	(2)	1
Increase as a result of tax positions taken during the current period	1	3	3
Decreases related to settlements with tax authorities	(10)	(3)	(3)
Reduction as a result of expiration of statute of limitations	—	—	(2)
Balance at December 31	$7	$16	$18
After consideration of the effect of the federal tax benefit available on unrecognized state tax benefits, the total amount of unrecognized tax benefits which, if recognized, would affect the Corporation’s effective tax rate was approximately $5 million and $13 million at December 31, 2023 and 2022, respectively.
The following tax years for significant jurisdictions remain subject to examination as of December 31, 2023:

Jurisdiction	Tax Years
Federal	2020-2022
New York	2018-2022
California	2020-2022
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Comerica Incorporated and Subsidiaries

The principal components of deferred tax assets and liabilities were as follows:

(in millions)
December 31	2023	2022
Deferred tax assets:
Allowance for loan losses	$145	$128
Deferred compensation	77	84
Deferred loan origination fees and costs	11	12
Net hedging losses	186	290
Net unrealized losses on investment securities available-for-sale	628	713
Operating lease liabilities	81	85
Other temporary differences, net	124	42
Total deferred tax assets before valuation allowance	1,252	1,354
Valuation allowance	(6)	(5)
Total deferred tax assets	1,246	1,349
Deferred tax liabilities:
Lease financing transactions	(20)	(31)
Defined benefit plans	(159)	(123)
Allowance for depreciation	(5)	(4)
Leasing right of use assets	(67)	(71)
Total deferred tax liabilities	(251)	(229)
Net deferred tax assets	$995	$1,120
Deferred tax assets included $5 million and $4 million of federal foreign tax credit carryforwards at December 31, 2023 and 2022, respectively, expiring between 2028 and 2032. In addition, there were $2 million of state net operating loss (NOL) carryforwards at both December 31, 2023 and 2022, expiring between 2024 and 2042. The Corporation believes it is more likely than not that the benefit from federal foreign tax credits and certain state NOL carryforwards will not be realized and, accordingly, maintains a federal valuation allowance of $5 million and a state valuation allowance of $1 million at December 31, 2023, compared to a federal valuation of $4 million and a state valuation allowance of $1 million in the comparable period in 2022. For further information on the Corporation’s valuation policy for deferred tax assets, refer to Note 1.
NOTE 19 - TRANSACTIONS WITH RELATED PARTIES
The Corporation’s banking subsidiaries had, and expect to have in the future, transactions with the Corporation’s directors and executive officers, companies with which these individuals are associated and certain related individuals. Such transactions were made in the ordinary course of business and included extensions of credit, leases and professional services. With respect to extensions of credit, all were made on substantially the same terms, including interest rates and collateral, as those prevailing at the same time for comparable transactions with other customers and did not, in management’s opinion, involve more than normal risk of collectibility or present other unfavorable features. The aggregate amount of loans attributable to persons who were related parties at December 31, 2023 totaled $57 million at the beginning of 2023 and $81 million at the end of 2023. During 2023, new loans to related parties aggregated $277 million and repayments totaled $253 million.
NOTE 20 - REGULATORY CAPITAL
Banking regulations limit the transfer of assets in the form of dividends, loans or advances from the bank subsidiaries to the parent company. Under the most restrictive of these regulations, the aggregate amount of dividends which can be paid to the parent company, without prior approval from bank regulatory agencies, approximated $400 million at January 1, 2024, plus 2024 net profits. Substantially all the assets of the Corporation’s banking subsidiaries are restricted from transfer to the parent company of the Corporation in the form of loans or advances.
The Corporation’s subsidiary banks declared dividends of $675 million, $1.0 billion and $852 million in 2023, 2022 and 2021, respectively.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Comerica Incorporated and Subsidiaries

Under Basel III, regulatory capital comprises Common Equity Tier 1 (CET1) capital, additional Tier 1 capital and Tier 2 capital. CET1 capital predominantly includes common shareholders' equity, less certain deductions for goodwill, intangible assets and deferred tax assets that arise from net operating losses and tax credit carry-forwards. Additionally, the Corporation has elected to permanently exclude capital in accumulated other comprehensive income (AOCI) related to debt securities classified as available-for-sale as well as for cash flow hedges and defined benefit postretirement plans from CET1, an option available to standardized approach entities under Basel III. Tier 1 capital incrementally includes noncumulative perpetual preferred stock. Tier 2 capital includes Tier 1 capital as well as subordinated debt qualifying as Tier 2 and qualifying allowance for credit losses. In addition to the minimum risk-based capital requirements, the Corporation and its Bank subsidiaries are required to maintain a minimum capital conservation buffer, in the form of common equity, of 2.5 percent in order to avoid restrictions on capital distributions and discretionary bonuses.
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
Quantitative measures established by regulation to ensure capital adequacy require the maintenance of minimum amounts and ratios of CET1, Tier 1 and total capital (as defined in the regulations) to average and/or risk-weighted assets. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Corporation’s financial statements. At December 31, 2023 and 2022, the Corporation and its U.S. banking subsidiaries exceeded the ratios required for an institution to be considered “well capitalized”. For U.S. banking subsidiaries, those requirements were total risk-based capital, Tier 1 risk-based capital, CET1 risk-based capital and leverage ratios greater than 10 percent, 8 percent, 6.5 percent and 5 percent, respectively, at December 31, 2023 and 2022. For the Corporation, requirements to be considered "well capitalized" were total risk-based capital and Tier 1 risk-based capital ratios greater than 10 percent and 6 percent, respectively, at December 31, 2023 and 2022. There have been no conditions or events since December 31, 2023 that management believes have changed the capital adequacy classification of the Corporation or its U.S. banking subsidiaries.
The following is a summary of the capital position of the Corporation and Comerica Bank, its principal banking subsidiary.

(dollar amounts in millions)	Comerica Incorporated (Consolidated)	Comerica Bank
December 31, 2023
CET1 capital (minimum $3.4 billion (Consolidated))	$8,414	$8,007
Tier 1 capital (minimum $4.6 billion (Consolidated))	8,808	8,007
Total capital (minimum $6.1 billion (Consolidated))	10,263	9,362
Risk-weighted assets	75,901	75,783
Average assets (fourth quarter)	87,538	87,423
CET1 capital to risk-weighted assets (minimum-4.5%)	11.09%	10.57%
Tier 1 capital to risk-weighted assets (minimum-6.0%)	11.60	10.57
Total capital to risk-weighted assets (minimum-8.0%)	13.52	12.35
Tier 1 capital to average assets (minimum-4.0%)	10.06	9.16
Capital conservation buffer (minimum-2.5%)	5.52	4.35
December 31, 2022
CET1 capital (minimum $3.5 billion (Consolidated))	$7,884	$7,801
Tier 1 capital (minimum $4.7 billion (Consolidated))	8,278	7,801
Total capital (minimum $6.3 billion (Consolidated))	9,817	9,190
Risk-weighted assets	78,871	78,781
Average assets (fourth quarter)	86,726	86,608
CET1 capital to risk-weighted assets (minimum-4.5%)	10.00%	9.90%
Tier 1 capital to risk-weighted assets (minimum-6.0%)	10.50	9.90
Total capital to risk-weighted assets (minimum-8.0%)	12.45	11.67
Tier 1 capital to average assets (minimum-4.0%)	9.55	9.01
Capital conservation buffer (minimum-2.5%)	4.45	3.67

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Comerica Incorporated and Subsidiaries

NOTE 21 - CONTINGENT LIABILITIES
Legal Proceedings and Regulatory Matters
The Corporation and certain of its subsidiaries are subject to various other pending or threatened legal proceedings arising out of the normal course of business or operations. The Corporation believes it has substantial defenses to the claims asserted against it in its other currently outstanding legal proceedings and, with respect to such legal proceedings, intends to continue to defend itself vigorously, litigating or settling cases according to management’s judgment as to what is in the best interests of the Corporation and its shareholders. Settlement may result from the Corporation's determination that it may be more prudent financially to settle, rather than litigate, and should not be regarded as an admission of liability.
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
On at least a quarterly basis, the Corporation assesses its potential liabilities and contingencies in connection with outstanding legal proceedings and regulatory matters utilizing the latest information available. On a case-by-case basis, accruals are established for those legal claims and regulatory matters for which it is probable that a loss will be incurred and the amount of such loss can be reasonably estimated. The actual costs of resolving these claims and regulatory matters may be substantially higher or lower than the amounts accrued. Based on current knowledge, and after consultation with legal counsel, management believes current accruals are adequate, and the amount of any incremental liability arising from these matters is not expected to have a material adverse effect on the Corporation’s consolidated financial condition, results of operations or cash flows. Legal fees of $26 million, $17 million and $14 million for the years ended December 31, 2023, 2022 and 2021, respectively, were included in other noninterest expenses on the Consolidated Statements of Income.
For matters where a loss is not probable, the Corporation has not established an accrual. The Corporation believes the estimate of the aggregate range of reasonably possible losses, in excess of established accruals, for all legal proceedings and regulatory matters in which it is involved is from zero to approximately $202 million at December 31, 2023. This estimated aggregate range of reasonably possible losses is based upon currently available information for those legal proceedings and regulatory matters in which the Corporation is involved, taking into account the Corporation’s best estimate of such losses for those legal cases and regulatory matters for which such estimate can be made. For certain legal cases and regulatory matters, the Corporation does not believe that an estimate can currently be made. The Corporation’s estimate involves significant judgment, given the varying stages of the legal proceedings and regulatory matters (including the fact many are currently in preliminary stages), the existence in certain legal proceedings of multiple defendants (including the Corporation) whose share of liability has yet to be determined, the numerous yet-unresolved issues in many of the legal proceedings and regulatory matters (including issues regarding class certification and the scope of many of the claims) and the attendant uncertainty of the various potential outcomes of such legal proceedings and regulatory matters. Accordingly, the Corporation’s estimate will change from time to time, and actual losses may be more or less than the current estimate.
In the event of unexpected future developments, it is possible that the ultimate resolution of these matters, if unfavorable, may be material to the Corporation's consolidated financial condition, results of operations or cash flows.
For information regarding income tax contingencies, refer to Note 18.
NOTE 22 - STRATEGIC LINES OF BUSINESS
The Corporation has strategically aligned its operations into three major business segments: the Commercial Bank, the Retail Bank and Wealth Management. These business segments are differentiated based on the type of customer and the related products and services provided. In addition to the three major business segments, the Finance Division is also reported as a segment. Business segment results are produced by the Corporation’s internal management accounting system. This system measures financial results based on the internal business unit structure of the Corporation. The performance of the business segments is not comparable with the Corporation's consolidated results and is not necessarily comparable with similar information for any other financial institution. Additionally, because of the interrelationships of the various segments, the information presented is not indicative of how the segments would perform if they operated as independent entities. The management accounting system assigns balance sheet and income statement items to each business segment using certain methodologies, which are regularly reviewed and refined. From time to time, the Corporation may make reclassifications among the segments to more appropriately reflect management's current view of the segments, and methodologies may be

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Comerica Incorporated and Subsidiaries

modified as the management accounting system is enhanced and changes occur in the organizational structure and/or product lines. For comparability purposes, amounts in all periods are based on business unit structure and methodologies in effect at December 31, 2023.
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
The following discussion provides information about the activities of each business segment. A discussion of the financial results and the factors impacting 2023 performance can be found in "Strategic Lines of Business" section of the financial review.
The Commercial Bank meets the needs of small and middle market businesses, multinational corporations and governmental entities by offering various products and services including commercial loans and lines of credit, deposits, cash management, payment solutions, card services, capital market products, international trade finance and letters of credit.
The Retail Bank includes a full range of personal financial services, consisting of consumer lending, consumer deposit gathering and mortgage loan origination. This business segment offers a variety of consumer products, including deposit accounts, installment loans, credit cards, home equity lines of credit and residential mortgage loans. In addition, this business segment offers products and services to small businesses who are serviced through a team of dedicated small business bankers and our branch network.
Wealth Management provides products and services to affluent, high-net worth and ultra-high-net-worth individuals and families, business owners and executives, and institutional clients, including comprehensive financial planning, trust and fiduciary services, investment management and advisory, brokerage, private banking, and business transition planning services.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Comerica Incorporated and Subsidiaries

The Other category includes tax benefits not assigned to specific business segments, charges of an unusual or infrequent nature that are not reflective of the normal operations of the business segments and miscellaneous other expenses of a corporate nature.
Business segment financial results are as follows:

(dollar amounts in millions)	Commercial Bank	Retail Bank	Wealth Management	Finance	Other	Total
Year Ended December 31, 2023
Earnings summary:
Net interest income (expense)	$2,051	$846	$208	$(693)	$102	$2,514
Provision for credit losses	90	3	(6)	—	2	89
Noninterest income	603	119	307	37	12	1,078
Noninterest expenses	1,106	728	402	12	111	2,359
Provision (benefit) for income taxes	342	58	29	(164)	(2)	263
Net income (loss)	$1,116	$176	$90	$(504)	$3	$881
Net charge-offs	$20	$1	$1	$—	$—	$22
Selected average balances:
Assets	$49,458	$2,960	$5,500	$20,139	$9,137	$87,194
Loans	46,435	2,236	5,232	—	—	53,903
Deposits	33,019	24,363	4,130	4,169	337	66,018
Statistical data:
Return on average assets (a)	2.26%	0.71%	1.61%	n/m	n/m	1.01%
Efficiency ratio (b)	41.68	74.90	78.16	n/m	n/m	65.56
Year Ended December 31, 2022
Earnings summary:
Net interest income	$1,761	$680	$199	$(195)	$21	$2,466
Provision for credit losses	32	11	9	—	8	60
Noninterest income	607	122	298	59	(18)	1,068
Noninterest expenses	964	690	348	1	(5)	1,998
Provision (benefit) for income taxes	315	22	34	(39)	(7)	325
Net income (loss)	$1,057	$79	$106	$(98)	$7	$1,151
Net charge-offs (recoveries)	$21	$(1)	$(3)	$—	$—	$17
Selected average balances:
Assets	$47,437	$2,814	$5,037	$20,912	$11,072	$87,272
Loans	43,481	2,063	4,906	—	10	50,460
Deposits	42,584	26,672	5,439	360	426	75,481
Statistical data:
Return on average assets (a)	2.23%	0.29%	1.84%	n/m	n/m	1.32%
Efficiency ratio (b)	40.57	85.51	69.92	n/m	n/m	56.32
Table continues on the following page.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Comerica Incorporated and Subsidiaries

(dollar amounts in millions)	Commercial Bank	Retail Bank	Wealth Management	Finance	Other	Total
Year Ended December 31, 2021
Earnings summary:
Net interest income (expense)	$1,574	$565	$166	$(471)	$10	$1,844
Provision for credit losses	(346)	(5)	(32)	—	(1)	(384)
Noninterest income	663	123	279	41	17	1,123
Noninterest expenses	871	648	316	1	25	1,861
Provision (benefit) for income taxes	384	5	36	(100)	(3)	322
Net income (loss)	$1,328	$40	$125	$(331)	$6	$1,168
Net credit-related (recoveries) charge-offs	$(12)	$2	$—	$—	$—	$(10)
Selected average balances:
Assets	$44,007	$3,213	$5,025	$17,713	$20,194	$90,152
Loans	41,799	2,382	4,902	—	—	49,083
Deposits	45,602	25,682	5,218	787	392	77,681
Statistical data:
Return on average assets (a)	2.71%	0.15%	2.24%	n/m	n/m	1.30%
Efficiency ratio (b)	38.78	93.34	70.93	n/m	n/m	62.42
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Comerica Incorporated and Subsidiaries

NOTE 23 - PARENT COMPANY FINANCIAL STATEMENTS
BALANCE SHEETS - COMERICA INCORPORATED

(in millions, except share data)
December 31	2023	2022
Assets
Cash and due from subsidiary banks	$1,415	$1,810
Other short-term investments	104	92
Receivable due from subsidiary bank	—	150
Investment in subsidiaries, principally banks	5,777	4,853
Accrued income and other assets	180	191
Total assets	$7,476	$7,096
Liabilities and Shareholders’ Equity
Medium- and long-term debt	$764	$1,593
Accrued expenses and other liabilities	306	322
Total liabilities	1,070	1,915
Fixed-rate reset non-cumulative perpetual preferred stock, series A, no par value, $100,000 liquidation preference per share:
Authorized - 4,000 shares
Issued - 4,000 shares	394	394
Common stock - $5 par value:
Authorized - 325,000,000 shares
Issued - 228,164,824 shares	1,141	1,141
Capital surplus	2,224	2,220
Accumulated other comprehensive loss	(3,048)	(3,742)
Retained earnings	11,727	11,258
Less cost of common stock in treasury - 96,266,568 shares at 12/31/2023 and 97,197,962 shares at 12/31/2022	(6,032)	(6,090)
Total shareholders’ equity	6,406	5,181
Total liabilities and shareholders’ equity	$7,476	$7,096
STATEMENTS OF INCOME - COMERICA INCORPORATED

(in millions)
Years Ended December 31	2023	2022	2021
Income
Income from subsidiaries:
Dividends from subsidiaries	$677	$1,067	$849
Other interest income	53	13	1
Intercompany management fees	75	109	235
Total income	805	1,189	1,085
Expenses
Interest on medium- and long-term debt	79	47	20
Salaries and benefits expense	62	53	170
Other noninterest expenses	13	46	72
Total expenses	154	146	262
Income before benefit for income taxes and equity in undistributed earnings of subsidiaries	651	1,043	823
Benefit for income taxes	(2)	(3)	(6)
Income before equity in undistributed earnings of subsidiaries	653	1,046	829
Equity in undistributed earnings of subsidiaries, principally banks	228	105	339
Net income	881	1,151	1,168
Less income allocated to participating securities	4	6	5
Preferred stock dividends	23	23	23
Net income attributable to common shares	$854	$1,122	$1,140

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Comerica Incorporated and Subsidiaries

STATEMENTS OF CASH FLOWS - COMERICA INCORPORATED

(in millions)
Years Ended December 31	2023	2022	2021
Operating Activities
Net income	$881	$1,151	$1,168
Adjustments to reconcile net income to net cash provided by operating activities:
Undistributed losses of subsidiaries, principally banks	(228)	(105)	(339)
Net periodic defined benefit cost	1	2	5
Share-based compensation expense	18	22	19
(Benefit) provision for deferred income taxes	(2)	—	(2)
Other, net	28	24	3
Net cash provided by operating activities	698	1,094	854
Investing Activities
Advance to subsidiary bank	—	—	(150)
Repayment of subsidiary advance	150	—	—
Other, net	—	2	(1)
Net cash provided by (used in) investing activities	150	2	(151)
Financing Activities
Maturities of medium- and long-term debt	(850)	—	—
Cash dividends paid on preferred stock	(23)	(23)	(23)
Common Stock:
Repurchases	(17)	(43)	(729)
Cash dividends paid	(371)	(353)	(369)
Issuances under employee stock plans	18	28	34
Net cash used in financing activities	(1,243)	(391)	(1,087)
Net (decrease) increase in cash and cash equivalents	(395)	705	(384)
Cash and cash equivalents at beginning of period	1,810	1,105	1,489
Cash and cash equivalents at end of period	$1,415	$1,810	$1,105
Interest paid	$76	$41	$21

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

	Commercial Bank	Retail Bank	Wealth Management	Finance & Other	Total
(in millions)
Year Ended December 31, 2023
Revenue from contracts with customers:
Card fees	$231	$45	$4	$—	$280
Fiduciary income	1	—	234	—	235
Service charges on deposit accounts	125	55	5	—	185
Commercial loan servicing fees (a)	11	—	—	—	11
Capital markets income (b)	17	—	—	—	17
Brokerage fees	—	—	30	—	30
Other noninterest income (b)	2	14	23	1	40
Total revenue from contracts with customers	387	114	296	1	798
Other sources of noninterest income	216	5	11	48	280
Total noninterest income	$603	$119	$307	$49	$1,078
Year Ended December 31, 2022
Revenue from contracts with customers:
Card fees	$227	$42	$4	$—	$273
Fiduciary income	—	—	233	—	233
Service charges on deposit accounts	132	57	6	—	195
Commercial loan servicing fees (a)	11	—	—	—	11
Capital markets income (b)	11	—	—	—	11
Brokerage fees	—	—	21	—	21
Other noninterest income (b)	3	16	24	1	44
Total revenue from contracts with customers	384	115	288	1	788
Other sources of noninterest income	223	7	10	40	280
Total noninterest income	$607	$122	$298	$41	$1,068
Year Ended December 31, 2021
Revenue from contracts with customers:
Card fees	$250	$44	$4	$—	$298
Fiduciary income	—	—	231	—	231
Service charges on deposit accounts	136	54	5	—	195
Commercial loan servicing fees (a)	13	—	—	—	13
Capital markets income (b)	17	—	—	—	17
Brokerage fees	—	—	14	—	14
Other noninterest income (b)	(6)	17	17	—	28
Total revenue from contracts with customers	410	115	271	—	796
Other sources of noninterest income	253	8	8	58	327
Total noninterest income	$663	$123	$279	$58	$1,123
(a)Included in commercial lending fees on the Consolidated Statements of Income.
(b)Excludes derivative, warrant and other miscellaneous income.
(c)Effective January 1, 2023, the Corporation reported derivative income, syndication agent fees (previously a component of commercial lending fees) and investment banking fees (previously a component of other noninterest income) as a combined item captioned by capital markets income on the Consolidated Statements of Comprehensive Income. Prior periods have been adjusted to conform to this presentation, and the changes in presentation do not impact total noninterest income
    Revenue from contracts with customers did not generate significant contract assets and liabilities.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Comerica Incorporated and Subsidiaries

NOTE 25 - LEASES
As a lessee, the Corporation has entered into operating leases for the majority of its real estate locations, primarily retail and office space. Total lease expense for the years ended December 31, 2023, 2022 and 2021 were as follows:

(in millions)
Years Ended December 31	2023	2022	2021
Operating lease expense	$67	$68	$65
Variable lease expense	18	17	15
Less sublease income	(1)	(1)	(1)
Total lease expense	$84	$84	$79
Supplemental balance sheet information related to leases is summarized as follows:

(dollar amounts in millions)
Years Ended December 31	2023	2022	2021
Included in accrued income and other assets
Right-of-use (ROU) assets	$317	$338	$317
Included in accrued expenses and other liabilities
Operating lease liabilities	388	406	356
Weighted average discount rate	3.72%	3.53%	3.33%
Weighted average remaining lease term in years	9	9	8
Supplemental cash flow information related to leases is summarized as follows:

(in millions)
Years Ended December 31	2023	2022	2021
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$69	$66	$66
ROU assets obtained in exchange for new liabilities	28	80	64
As of December 31, 2023, the contractual maturities of operating lease liabilities were as follows:

(in millions)
Years Ended December 31
2024	$70
2025	68
2026	61
2027	50
2028	42
Thereafter	169
Total contractual maturities	460
Less imputed interest	(72)
Total operating lease liabilities	$388
As a lessor, the Corporation leases certain types of manufacturing and warehouse equipment as well as public and private transportation vehicles to its customers. The Corporation recognized lease-related revenue, primarily interest income from sales-type and direct financing leases of $40 million, $21 million and $12 million for the years ended December 31, 2023, 2022 and 2021, respectively. The Corporation's net investment in sales-type and direct financing leases was $761 million and $659 million at December 31, 2023 and 2022, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Comerica Incorporated and Subsidiaries

As of December 31, 2023, the contractual maturities of sales-type and direct financing lease receivables were as follows:

(in millions)
Years Ended December 31
2024	$118
2025	154
2026	90
2027	49
2028	39
Thereafter	268
Total lease payments receivable	718
Unguaranteed residual values	61
Less deferred interest income	(18)
Total lease receivables (a)	$761
(a)Excludes net investment in leveraged leases of $46 million.

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
Management assessed, with participation of the Corporation’s Chief Executive Officer and Chief Financial Officer, internal control over financial reporting as it relates to the Corporation’s consolidated financial statements presented in conformity with U.S. generally accepted accounting principles as of December 31, 2023. The assessment was based on criteria for effective internal control over financial reporting described in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Based on this assessment, management determined that internal control over financial reporting is effective as it relates to the Corporation’s consolidated financial statements presented in conformity with U.S. generally accepted accounting principles as of December 31, 2023.
Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
The Corporation's internal control over financial reporting as of December 31, 2023 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their accompanying report.
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

Curtis C. Farmer	James J. Herzog	Mauricio A. Ortiz
Chairman, President and	Senior Executive Vice President and	Executive Vice President,
Chief Executive Officer	Chief Financial Officer	Chief Accounting Officer and Controller

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Comerica Incorporated
Opinion on Internal Control over Financial Reporting
We have audited Comerica Incorporated and subsidiaries’ internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Comerica Incorporated and subsidiaries (the Corporation) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Corporation as of December 31, 2023 and 2022, and the related consolidated statements of income, comprehensive income, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 2023, and the related notes of the Corporation and our report dated February 28, 2024 expressed an unqualified opinion thereon.
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
February 28, 2024

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Comerica Incorporated
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Comerica Incorporated and subsidiaries (the Corporation) as of December 31, 2023 and 2022, and the related consolidated statements of income, comprehensive income, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Corporation at December 31, 2023 and 2022, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Corporation’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 28, 2024, expressed an unqualified opinion thereon.
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

Allowance for credit losses
Description of the Matter	The Corporation’s loan portfolio and the associated allowance for credit losses (ACL) were $52.1 billion and $728 million as of December 31, 2023, respectively. The allowance for credit losses represents management’s estimate of expected credit losses over the contractual life of the loan portfolio at the balance sheet date. The allowance for credit losses includes credit loss estimates for loans evaluated on an individual basis, such as for certain nonaccrual loans and collective loss estimates for pools of loans with similar risk characteristics. The Corporation determines the allowance for pools of loans with similar risk characteristics by applying loss factors to amortized cost balances over the remaining contractual life. Loss factors are based on estimated probability of default, set to a default horizon based on contractual life, and loss given default. Through the use of various models, historical estimates are calibrated to economic forecasts over the reasonable and supportable forecast period based on economic variables that statistically correlate with each of the probability of default and loss given default pools. Qualitative adjustments are then made to bring the allowance to the level management believes is appropriate based on factors that have not otherwise been fully accounted for in the quantitative analysis. Examples of these adjustments include 1) foresight risk, 2) input imprecision, and 3) model imprecision.

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

To test the appropriateness of the models used by management to estimate quantitative components of the ACL, with the support of specialists, we evaluated the model methodology and model performance, and tested key modeling assumptions used within the models. To test the qualitative adjustments, we evaluated the identification and measurement of the qualitative adjustments, including the basis for concluding an adjustment was warranted when considering the potential impact of foresight risk, input imprecision and model imprecision, evaluated the appropriateness of the data used by the Corporation to estimate the qualitative adjustments, recalculated the analyses used by management to determine the qualitative adjustments, and analyzed the changes in assumptions and components of the qualitative reserves relative to changes in the Corporation’s loan portfolio. For example, we evaluated the data and information utilized by management to estimate the qualitative adjustments by independently obtaining and comparing to historical loan data, third-party macroeconomic data, and peer bank data to assess the appropriateness of the information and to consider whether new or contradictory information existed. We also evaluated if qualitative adjustments were based on a comprehensive framework, well-documented, and consistently applied.

/s/ Ernst & Young LLP

We have served as the Corporation’s auditor since 1992.
Dallas, TX
February 28, 2024

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized as of February 28, 2024.

COMERICA INCORPORATED

By:	/s/ Curtis C. Farmer
Curtis C. Farmer Chairman, President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities indicated as of February 28, 2024.

/s/ Curtis C. Farmer	Chairman, President, Chief Executive Officer and
Curtis C. Farmer	Director (Principal Executive Officer)

/s/ James J. Herzog	Senior Executive Vice President and Chief Financial Officer
James J. Herzog	(Principal Financial Officer)

/s/ Mauricio A. Ortiz	Executive Vice President, Chief Accounting Officer
Mauricio A. Ortiz	and Controller (Principal Accounting Officer)

/s/ Arthur G. Angulo	Director
Arthur G. Angulo

/s/ Nancy Avila	Director
Nancy Avila

/s/ Michael E. Collins	Director
Michael E. Collins

/s/ Roger A. Cregg	Director
Roger A. Cregg

/s/ M. Alan Gardner	Director
M. Alan Gardner

/s Jacqueline P. Kane	Director
Jacqueline P. Kane

/s/ Derek J. Kerr	Director
Derek J. Kerr

/s/ Richard G. Lindner	Director
Richard G. Lindner

/s/ Jennifer H. Sampson	Director
Jennifer H. Sampson

/s/ Barbara R. Smith	Director
Barbara R. Smith

/s/ Robert S. Taubman	Director
Robert S. Taubman

/s/ Robert S. Taubman	Director
Reginald M. Turner, Jr.

/s/ Nina G. Vaca	Director
Nina G. Vaca

/s/ Michael G. Van de Ven	Director
Michael G. Van de Ven
S-1