Form 10-Q
period 2024-06-30
COMERICA INC /NEW/
filed 2024-07-26
CIK 28412

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________
FORM 10-Q
______________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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
$5 par value common stock: Outstanding as of July 24, 2024: 132,669,896 shares

COMERICA INCORPORATED AND SUBSIDIARIES

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements
CONSOLIDATED BALANCE SHEETS
Comerica Incorporated and Subsidiaries

(in millions, except share data)	June 30, 2024	December 31, 2023
	(unaudited)
ASSETS
Cash and due from banks	$719	$1,443
Interest-bearing deposits with banks	4,093	8,059
Other short-term investments	396	399
Investment securities available-for-sale	15,656	16,869
Commercial loans	27,113	27,251
Real estate construction loans	4,554	5,083
Commercial mortgage loans	14,156	13,686
Lease financing	806	807
International loans	1,087	1,102
Residential mortgage loans	1,896	1,889
Consumer loans	2,238	2,295
Total loans	51,850	52,113
Allowance for loan losses	(686)	(688)
Net loans	51,164	51,425
Premises and equipment	474	445
Accrued income and other assets	7,095	7,194
Total assets	$79,597	$85,834
LIABILITIES AND SHAREHOLDERS’ EQUITY
Noninterest-bearing deposits	$24,522	$27,849
Money market and interest-bearing checking deposits	29,016	28,246
Savings deposits	2,247	2,381
Customer certificates of deposit	3,775	3,723
Other time deposits	2,879	4,550
Foreign office time deposits	20	13
Total interest-bearing deposits	37,937	38,913
Total deposits	62,459	66,762
Short-term borrowings	1,250	3,565
Accrued expenses and other liabilities	2,615	2,895
Medium- and long-term debt	7,112	6,206
Total liabilities	73,436	79,428
Fixed rate reset non-cumulative perpetual preferred stock, series A, no par value, $100,000 liquidation preference per share:
Authorized - 4,000 shares
Issued - 4,000 shares	394	394
Common stock - $5 par value:
Authorized - 325,000,000 shares
Issued - 228,164,824 shares	1,141	1,141
Capital surplus	2,210	2,224
Accumulated other comprehensive loss	(3,463)	(3,048)
Retained earnings	11,867	11,727
Less cost of common stock in treasury - 95,559,986 shares at 6/30/2024 and 96,266,568 shares at 12/31/2023	(5,988)	(6,032)
Total shareholders’ equity	6,161	6,406
Total liabilities and shareholders’ equity	$79,597	$85,834
See notes to consolidated financial statements (unaudited).

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)
Comerica Incorporated and Subsidiaries

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except per share data)	2024	2023	2024	2023

INTEREST INCOME
Interest and fees on loans	$803	$852	$1,611	$1,629
Interest on investment securities	101	108	203	221
Interest on short-term investments	67	114	176	173
Total interest income	971	1,074	1,990	2,023
INTEREST EXPENSE
Interest on deposits	305	201	622	319
Interest on short-term borrowings	9	142	46	208
Interest on medium- and long-term debt	124	110	241	167
Total interest expense	438	453	909	694
Net interest income	533	621	1,081	1,329
Provision for credit losses	—	33	14	63
Net interest income after provision for credit losses	533	588	1,067	1,266
NONINTEREST INCOME
Card fees	64	72	130	141
Fiduciary income	58	62	109	120
Service charges on deposit accounts	46	47	91	93
Capital markets income	37	39	67	78
Commercial lending fees	17	18	33	36
Risk management hedging income (loss)	17	7	(8)	15
Brokerage fees	14	8	24	16
Bank-owned life insurance	11	14	21	24
Letter of credit fees	10	11	20	21
Other noninterest income	17	25	40	41
Total noninterest income	291	303	527	585
NONINTEREST EXPENSES
Salaries and benefits expense	323	306	671	632
Outside processing fee expense	68	68	136	132
Software expense	45	43	89	83
Occupancy expense	44	41	88	82
FDIC insurance expense	19	16	55	29
Equipment expense	13	12	25	24
Advertising expense	12	10	20	18
Other noninterest expenses	31	39	74	86
Total noninterest expenses	555	535	1,158	1,086
Income before income taxes	269	356	436	765
Provision for income taxes	63	83	92	168
NET INCOME	206	273	344	597
Less:
Income allocated to participating securities	1	2	2	3
Preferred stock dividends	5	5	11	11
Net income attributable to common shares	$200	$266	$331	$583
Earnings per common share:
Basic	$1.50	$2.02	$2.49	$4.43
Diluted	1.49	2.01	2.47	4.40
Comprehensive income (loss)	200	(312)	(71)	583
Cash dividends declared on common stock	95	94	189	188
Cash dividends declared per common share	0.71	0.71	1.42	1.42
See notes to consolidated financial statements (unaudited).

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (unaudited)
Comerica Incorporated and Subsidiaries

					Accumulated Other Comprehensive Loss
	Nonredeemable Preferred Stock	Common Stock						Total Shareholders' Equity
		Shares Outstanding		Capital Surplus		Retained Earnings	Treasury Stock
(in millions, except per share data)			Amount
BALANCE AT MARCH 31, 2023	$394	131.5	$1,141	$2,209	$(3,171)	$11,476	$(6,055)	$5,994
Net income	—	—	—	—	—	273	—	273
Other comprehensive loss, net of tax	—	—	—	—	(585)	—	—	(585)
Cash dividends declared on common stock ($0.71 per share)	—	—	—	—	—	(94)	—	(94)
Cash dividends declared on preferred stock	—	—	—	—	—	(5)	—	(5)
Net issuance of common stock under employee stock plans	—	0.2	—	(4)	—	(2)	11	5
Share-based compensation	—	—	—	7	—	—	—	7
BALANCE AT JUNE 30, 2023	$394	131.7	$1,141	$2,212	$(3,756)	$11,648	$(6,044)	$5,595
BALANCE AT MARCH 31, 2024	$394	132.5	$1,141	$2,202	$(3,457)	$11,765	$(5,995)	$6,050
Net income	—	—	—	—	—	206	—	206
Other comprehensive loss, net of tax	—	—	—	—	(6)	—	—	(6)
Cash dividends declared on common stock ($0.71 per share)	—	—	—	—	—	(95)	—	(95)
Cash dividends declared on preferred stock	—	—	—	—	—	(5)	—	(5)
Net issuance of common stock under employee stock plans	—	0.1	—	(1)	—	(4)	7	2
Share-based compensation	—	—	—	9	—	—	—	9
BALANCE AT JUNE 30, 2024	$394	132.6	$1,141	$2,210	$(3,463)	$11,867	$(5,988)	$6,161
BALANCE AT DECEMBER 31, 2022	$394	131.0	$1,141	$2,220	$(3,742)	$11,258	$(6,090)	$5,181
Net income	—	—	—	—	—	597	—	597
Other comprehensive loss, net of tax	—	—	—	—	(14)	—	—	(14)
Cash dividends declared on common stock ($1.42 per share)	—	—	—	—	—	(188)	—	(188)
Cash dividends declared on preferred stock	—	—	—	—	—	(11)	—	(11)
Net issuance of common stock under employee stock plans	—	0.7	—	(43)	—	(8)	46	(5)
Share-based compensation	—	—	—	35	—	—	—	35
BALANCE AT JUNE 30, 2023	$394	131.7	$1,141	$2,212	$(3,756)	$11,648	$(6,044)	$5,595
BALANCE AT DECEMBER 31, 2023	$394	131.9	$1,141	$2,224	$(3,048)	$11,727	$(6,032)	$6,406
Cumulative effect of change in accounting principle (a)	—	—	—	—	—	(4)	—	(4)
Net income	—	—	—	—	—	344	—	344
Other comprehensive loss, net of tax	—	—	—	—	(415)	—	—	(415)
Cash dividends declared on common stock ($1.42 per share)	—	—	—	—	—	(189)	—	(189)
Cash dividends declared on preferred stock	—	—	—	—	—	(11)	—	(11)
Net issuance of common stock under employee stock plans	—	0.7	—	(50)	—	—	44	(6)
Share-based compensation	—	—	—	36	—	—	—	36
BALANCE AT JUNE 30, 2024	$394	132.6	$1,141	$2,210	$(3,463)	$11,867	$(5,988)	$6,161
See notes to consolidated financial statements (unaudited).
(a)Effective January 1, 2024, the Corporation adopted ASU 2023-02, which expanded the permitted use of the proportional amortization method to certain tax credit investments.

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
Comerica Incorporated and Subsidiaries

	Six Months Ended June 30,
(in millions)	2024	2023

OPERATING ACTIVITIES
Net income	$344	$597
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Provision for credit losses	14	63
Benefit for deferred income taxes	(1)	(15)
Depreciation and amortization	47	42
Net periodic defined benefit credit	(24)	(14)
Share-based compensation expense	36	35
Net amortization of securities	6	10
Net gain on sale of foreclosed property	(1)	—
Net change in:
Accrued income receivable	15	(74)
Accrued expenses payable	(181)	48
Other, net	(349)	(385)
Net cash (used in) provided by operating activities	(94)	307
INVESTING ACTIVITIES
Investment securities available-for-sale:
Maturities and redemptions	959	1,684
Purchases	(34)	—
Net change in loans	217	(2,361)
Proceeds from sales of foreclosed property	1	—
Net increase in premises and equipment	(84)	(54)
Federal Home Loan Bank stock:
Purchases	(400)	(504)
Redemptions	494	79
Proceeds from bank-owned life insurance settlements	18	11
Net cash provided by (used in) investing activities	1,171	(1,145)
FINANCING ACTIVITIES
Net change in:
Deposits	(4,247)	(5,366)
Short-term borrowings	(2,315)	6,347
Issuances and advances of medium- and long-term debt	1,000	4,000
Cash dividends paid on preferred stock	(11)	(11)
Common stock:
Stock tendered for payment of withholding taxes	(13)	(16)
Cash dividends paid	(185)	(182)
Issuances under employee stock plans	4	7
Net cash (used in) provided by financing activities	(5,767)	4,779
Net (decrease) increase in cash and cash equivalents	(4,690)	3,941
Cash and cash equivalents at beginning of period	9,502	6,282
Cash and cash equivalents at end of period	$4,812	$10,223
Interest paid	$1,025	$538
Income taxes paid	62	172
See notes to consolidated financial statements (unaudited).

NOTE 1 - BASIS OF PRESENTATION AND ACCOUNTING POLICIES
Organization
The accompanying unaudited consolidated financial statements were prepared in accordance with United States (U.S.) generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation were included. The results of operations for the three and six months ended June 30, 2024 are not necessarily indicative of the results that may be expected for the year ending December 31, 2024. Certain items in prior periods were reclassified to conform to the current presentation. The accompanying unaudited financial statements should be read in conjunction with the consolidated financial statements and footnotes included in the Annual Report on Form 10-K of Comerica Incorporated and Subsidiaries (the Corporation) for the year ended December 31, 2023 (2023 Annual Report).
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
Assets and Liabilities Recorded at Fair Value on a Recurring Basis
The following tables present the recorded amount of assets and liabilities measured at fair value on a recurring basis as of June 30, 2024 and December 31, 2023.

(in millions)	Total	Level 1	Level 2	Level 3
June 30, 2024
Deferred compensation plan assets	$110	$110	$—	$—
Equity securities	46	46	—	—
Investment securities available-for-sale:
U.S. Treasury securities	1,304	1,304	—	—
Residential mortgage-backed securities (a)	9,678	—	9,678	—
Commercial mortgage-backed securities (a)	4,674	—	4,674	—
Total investment securities available-for-sale	15,656	1,304	14,352	—
Derivative assets:
Interest rate contracts	203	—	203	—
Energy contracts	565	—	565	—
Foreign exchange contracts	32	—	32	—
Total derivative assets	800	—	800	—
Total assets at fair value	$16,612	$1,460	$15,152	$—
Derivative liabilities:
Interest rate contracts	$480	$—	$480	$—
Energy contracts	558	—	558	—
Foreign exchange contracts	22	—	22	—
Other financial derivative liabilities	6	—	—	6
Total derivative liabilities	1,066	—	1,060	6
Deferred compensation plan liabilities	110	110	—	—
Total liabilities at fair value	$1,176	$110	$1,060	$6
December 31, 2023
Deferred compensation plan assets	$104	$104	$—	$—
Equity securities	39	39	—	—
Investment securities available-for-sale:
U.S. Treasury securities	1,605	1,605	—	—
Residential mortgage-backed securities (a)	10,519	—	10,519	—
Commercial mortgage-backed securities (a)	4,745	—	4,745	—
Total investment securities available-for-sale	16,869	1,605	15,264	—
Derivative assets:
Interest rate contracts	225	—	225	—
Energy contracts	758	—	758	—
Foreign exchange contracts	36	—	36	—
Total derivative assets	1,019	—	1,019	—
Total assets at fair value	$18,031	$1,748	$16,283	$—
Derivative liabilities:
Interest rate contracts	$435	$—	$435	$—
Energy contracts	736	—	736	—
Foreign exchange contracts	35	—	35	—
Other financial derivative liabilities	12	—	—	12
Total derivative liabilities	1,218	—	1,206	12
Deferred compensation plan liabilities	104	104	—	—
Total liabilities at fair value	$1,322	$104	$1,206	$12
(a)Issued and/or guaranteed by U.S. government agencies or U.S. government-sponsored enterprises.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries
    There were no transfers of assets or liabilities recorded at fair value on a recurring basis into or out of Level 3 fair value measurements during the three- and six-month periods ended June 30, 2024 and 2023.
The following table summarizes the changes in Level 3 assets and liabilities measured at fair value on a recurring basis for the three- and six-month periods ended June 30, 2024 and 2023.

		Net Realized/Unrealized Gains (Losses) (Pretax) Recorded in Earnings (a)
(in millions)	Balance at Beginning of Period	Realized	Unrealized	Balance at End of Period
Three Months Ended June 30, 2024
Derivative liabilities:
Other financial derivative liabilities	$(12)	$6	$—	$(6)
Three Months Ended June 30, 2023
Derivative liabilities:
Other financial derivative liabilities	(12)	—	(2)	(14)
Six Months Ended June 30, 2024
Derivative liabilities:
Other financial derivative liabilities	(12)	6	—	(6)
Six Months Ended June 30, 2023
Derivative liabilities:
Other financial derivative liabilities	(12)	—	(2)	(14)
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

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries
The following table presents assets recorded at fair value on a nonrecurring basis at June 30, 2024 and December 31, 2023. No liabilities were recorded at fair value on a nonrecurring basis at June 30, 2024 and December 31, 2023.

(in millions)	Level 3
June 30, 2024
Loans:
Commercial	$21
Commercial mortgage	46
International	7
Residential mortgage	8
Total loans	82
Loans held-for-sale	217
Other real estate	7
Total assets at fair value	$306
December 31, 2023
Loans:
Commercial	$12
Commercial mortgage	16
International	16
Total loans	44
Loans held-for-sale	231
Other real estate	5
Total assets at fair value	$280
Level 3 assets recorded at fair value on a nonrecurring basis at June 30, 2024 and December 31, 2023 included loans with a specific allowance and certain bank property held for sale, both measured based on the fair value of collateral. The unobservable inputs were the additional adjustments applied by management to the appraised values to reflect such factors as non-current appraisals and revisions to estimated time to sell. These adjustments are determined based on qualitative judgments made by management on a case-by-case basis and are not observable inputs, although they are used in the determination of fair value. At June 30, 2024 and December 31, 2023, loans held-for-sale classified as Level 3 represented loans held-for-sale in less liquid markets requiring significant management assumptions when determining fair value.
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

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries
The carrying amount and estimated fair value of financial instruments not recorded at fair value in their entirety on a recurring basis on the Corporation’s Consolidated Balance Sheets are as follows:

	Carrying Amount	Estimated Fair Value
(in millions)		Total	Level 1	Level 2	Level 3
June 30, 2024
Assets
Cash and due from banks	$719	$719	$719	$—	$—
Interest-bearing deposits with banks	4,093	4,093	4,093	—	—
Other short-term investments	21	21	21	—	—
Total loans, net of allowance for loan losses (a)	51,164	50,412	—	—	50,412
Liabilities
Demand deposits	55,785	55,785	—	55,785	—
Time deposits	6,674	6,682	—	6,682	—
Total deposits	62,459	62,467	—	62,467	—
Short-term borrowings	1,250	1,250	1,250	—	—
Medium- and long-term debt	7,112	7,190	—	7,190	—
Credit-related financial instruments	(63)	(63)	—	—	(63)
December 31, 2023
Assets
Cash and due from banks	$1,443	$1,443	$1,443	$—	$—
Interest-bearing deposits with banks	8,059	8,059	8,059	—	—
Other short-term investments	24	24	24	—	—
Total loans, net of allowance for loan losses (a)	51,425	50,633	—	—	50,633
Liabilities
Demand deposits	58,476	58,476	—	58,476	—
Time deposits	8,286	8,391	—	8,391	—
Total deposits	66,762	66,867	—	66,867	—
Short-term borrowings	3,565	3,565	3,565	—	—
Medium- and long-term debt	6,206	6,207	—	6,207	—
Credit-related financial instruments	(72)	(72)	—	—	(72)
(a)Included $82 million and $44 million of loans recorded at fair value on a nonrecurring basis at June 30, 2024 and December 31, 2023, respectively.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries
NOTE 3 - INVESTMENT SECURITIES
A summary of the Corporation’s investment securities follows:

(in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2024
Investment securities available-for-sale:
U.S. Treasury securities	$1,354	$—	$50	$1,304
Residential mortgage-backed securities (a)	12,005	—	2,327	9,678
Commercial mortgage-backed securities (a)	5,251	—	577	4,674
Total investment securities available-for-sale	$18,610	$—	$2,954	$15,656
December 31, 2023
Investment securities available-for-sale:
U.S. Treasury securities	$1,681	$—	$76	$1,605
Residential mortgage-backed securities (a)	12,607	—	2,088	10,519
Commercial mortgage-backed securities (a)	5,253	—	508	4,745
Total investment securities available-for-sale	$19,541	$—	$2,672	$16,869
(a)Issued and/or guaranteed by U.S. government agencies or U.S. government-sponsored enterprises.
A summary of the Corporation’s investment securities in an unrealized loss position as of June 30, 2024 and December 31, 2023 follows:

	Less than 12 Months		12 Months or more		Total
(in millions, except securities count)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Count
June 30, 2024
U.S. Treasury securities	$35	$—	$1,269	$50	$1,304	$50	16
Residential mortgage-backed securities (a)	2	—	9,675	2,327	9,677	2,327	947
Commercial mortgage-backed securities (a)	—	—	4,674	577	4,674	577	252
Total temporarily impaired securities	$37	$—	$15,618	$2,954	$15,655	$2,954	1,215
December 31, 2023
U.S. Treasury securities	$—	$—	$1,605	$76	$1,605	$76	19
Residential mortgage-backed securities (a)	10	—	10,507	2,088	10,517	2,088	978
Commercial mortgage-backed securities (a)	—	—	4,745	508	4,745	508	253
Total temporarily impaired securities	$10	$—	$16,857	$2,672	$16,867	$2,672	1,250
(a)Issued and/or guaranteed by U.S. government agencies or U.S. government-sponsored enterprises.
Unrealized losses on investment securities resulted from changes in market interest rates. The Corporation’s portfolio is comprised of securities issued or guaranteed by U.S. government agencies or government-sponsored enterprises. As such, it is expected that the securities would not be settled at a price less than the amortized cost of the investments. Further, the Corporation does not intend to sell the investments, and it is not more-likely-than-not that it will be required to sell the investments before recovery of amortized costs. No allowance for credit losses was recorded on securities in an unrealized loss position at June 30, 2024 or December 31, 2023.
Interest receivable on investment securities totaled $37 million at June 30, 2024 and $40 million at December 31, 2023 and was included in accrued income and other assets on the Consolidated Balance Sheets.
There were no sales, calls or write-downs of investment securities available-for-sale during the three- and six-month periods ended June 30, 2024 or June 30, 2023.

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

(in millions)
June 30, 2024	Amortized Cost	Fair Value
Contractual maturity
One year or less	$893	$869
After one year through five years	777	731
After five years through ten years	5,206	4,637
After ten years	11,734	9,419
Total investment securities	$18,610	$15,656
At June 30, 2024, investment securities with a carrying value of $7.5 billion were pledged where permitted or required by law. Pledges included $6.2 billion to the Federal Home Loan Bank (FHLB) as collateral for current advances and potential future borrowings as well as $1.3 billion to secure $378 million of liabilities, consisting of trust deposits, deposits of public entities and state and local government agencies as well as derivative instruments. For information on FHLB borrowings, refer to Note 7.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries
NOTE 4 – CREDIT QUALITY AND ALLOWANCE FOR CREDIT LOSSES
The following table presents an aging analysis of the amortized cost basis of loans.

	Loans Past Due and Still Accruing
(in millions)	30-59 Days	60-89 Days	90 Days or More	Total	Nonaccrual Loans	Current Loans	Total Loans
June 30, 2024
Business loans:
Commercial	$69	$8	$5	$82	$94	$26,937	$27,113
Real estate construction:
Commercial Real Estate business line (a)	—	—	—	—	—	4,230	4,230
Other business lines (b)	18	—	—	18	—	306	324
Total real estate construction	18	—	—	18	—	4,536	4,554
Commercial mortgage:
Commercial Real Estate business line (a)	9	—	—	9	18	5,339	5,366
Other business lines (b)	33	3	3	39	51	8,700	8,790
Total commercial mortgage	42	3	3	48	69	14,039	14,156
Lease financing	5	—	—	5	1	800	806
International	—	—	—	—	13	1,074	1,087
Total business loans	134	11	8	153	177	47,386	47,716
Retail loans:
Residential mortgage	26	3	—	29	23	1,844	1,896
Consumer:
Home equity	11	2	2	15	26	1,733	1,774
Other consumer	1	2	1	4	—	460	464
Total consumer	12	4	3	19	26	2,193	2,238
Total retail loans	38	7	3	48	49	4,037	4,134
Total loans	$172	$18	$11	$201	$226	$51,423	$51,850
December 31, 2023
Business loans:
Commercial	$48	$14	$10	$72	$75	$27,104	$27,251
Real estate construction:
Commercial Real Estate business line (a)	—	—	—	—	—	4,570	4,570
Other business lines (b)	3	—	—	3	2	508	513
Total real estate construction	3	—	—	3	2	5,078	5,083
Commercial mortgage:
Commercial Real Estate business line (a)	5	—	—	5	18	4,704	4,727
Other business lines (b)	49	12	9	70	23	8,866	8,959
Total commercial mortgage	54	12	9	75	41	13,570	13,686
Lease financing	4	—	—	4	—	803	807
International	—	—	1	1	20	1,081	1,102
Total business loans	109	26	20	155	138	47,636	47,929
Retail loans:
Residential mortgage	10	6	—	16	19	1,854	1,889
Consumer:
Home equity	11	5	—	16	21	1,755	1,792
Other consumer	31	—	—	31	—	472	503
Total consumer	42	5	—	47	21	2,227	2,295
Total retail loans	52	11	—	63	40	4,081	4,184
Total loans	$161	$37	$20	$218	$178	$51,717	$52,113
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

June 30, 2024	Vintage Year
(in millions)	2024	2023	2022	2021	2020	Prior	Revolvers	Revolvers Converted to Term	Total
Business loans:
Commercial
Pass (a)	$1,572	$2,661	$2,307	$1,578	$505	$1,457	$15,690	$13	$25,783
Criticized (b)	32	85	197	195	36	91	689	5	1,330
Total commercial	1,604	2,746	2,504	1,773	541	1,548	16,379	18	27,113
Commercial gross charge-offs	—	1	6	15	9	6	1	1	39
Real estate construction
Pass (a)	74	623	2,124	1,238	138	50	272	—	4,519
Criticized (b)	—	—	35	—	—	—	—	—	35
Total real estate construction	74	623	2,159	1,238	138	50	272	—	4,554
Commercial mortgage
Pass (a)	660	1,613	3,310	2,407	1,537	2,867	797	—	13,191
Criticized (b)	36	171	287	76	55	334	6	—	965
Total commercial mortgage	696	1,784	3,597	2,483	1,592	3,201	803	—	14,156
Commercial mortgage gross charge-offs	—	—	6	—	—	—	—	—	6
Lease financing
Pass (a)	129	234	190	101	36	100	—	—	790
Criticized (b)	1	5	2	—	3	5	—	—	16
Total lease financing	130	239	192	101	39	105	—	—	806
Lease financing gross charge-offs	—	—	3	—	—	—	—	—	3
International
Pass (a)	219	105	140	68	29	29	471	—	1,061
Criticized (b)	2	7	2	8	—	4	3	—	26
Total international	221	112	142	76	29	33	474	—	1,087
Total business loans	2,725	5,504	8,594	5,671	2,339	4,937	17,928	18	47,716
Retail loans:
Residential mortgage
Pass (a)	63	244	287	362	436	478	—	—	1,870
Criticized (b)	3	—	1	2	—	20	—	—	26
Total residential mortgage	66	244	288	364	436	498	—	—	1,896
Consumer:
Home equity
Pass (a)	—	—	—	—	—	7	1,668	69	1,744
Criticized (b)	—	—	—	—	—	—	27	3	30
Total home equity	—	—	—	—	—	7	1,695	72	1,774
Other consumer
Pass (a)	9	12	33	17	8	53	330	—	462
Criticized (b)	1	—	—	—	—	—	1	—	2
Total other consumer	10	12	33	17	8	53	331	—	464
Other consumer gross charge-offs	—	—	—	—	—	1	—	—	1
Total consumer	10	12	33	17	8	60	2,026	72	2,238
Total retail loans	76	256	321	381	444	558	2,026	72	4,134
Total loans	$2,801	$5,760	$8,915	$6,052	$2,783	$5,495	$19,954	$90	$51,850

Table continues on the following page.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

December 31, 2023	Vintage Year
	2023	2022	2021	2020	2019	Prior	Revolvers	Revolvers Converted to Term	Total
Business loans:
Commercial
Pass (a)	$3,105	$3,013	$2,072	$593	$610	$1,033	$15,394	$13	$25,833
Criticized (b)	85	169	226	42	59	75	760	2	1,418
Total commercial	3,190	3,182	2,298	635	669	1,108	16,154	15	27,251
Commercial gross charge-offs	1	11	2	1	11	12	3	1	42
Real estate construction
Pass (a)	503	2,205	1,581	329	43	36	288	—	4,985
Criticized (b)	2	53	34	2	7	—	—	—	98
Total real estate construction	505	2,258	1,615	331	50	36	288	—	5,083
Commercial mortgage
Pass (a)	1,680	3,129	2,173	1,786	981	2,271	893	—	12,913
Criticized (b)	15	232	99	34	248	141	4	—	773
Total commercial mortgage	1,695	3,361	2,272	1,820	1,229	2,412	897	—	13,686
Commercial mortgage gross charge-offs	—	—	—	—	3	1	—	—	4
Lease financing
Pass (a)	173	319	110	47	34	94	—	—	777
Criticized (b)	5	8	3	3	7	4	—	—	30
Total lease financing	178	327	113	50	41	98	—	—	807
International
Pass (a)	286	168	89	35	76	2	415	—	1,071
Criticized (b)	15	2	7	—	—	6	1	—	31
Total international	301	170	96	35	76	8	416	—	1,102
International gross charge-offs	12	—	—	—	—	1	—	—	13
Total business loans	5,869	9,298	6,394	2,871	2,065	3,662	17,755	15	47,929
Retail loans:
Residential mortgage
Pass (a)	254	296	373	450	131	360	—	—	1,864
Criticized (b)	2	—	1	—	—	22	—	—	25
Total residential mortgage	256	296	374	450	131	382	—	—	1,889
Consumer:
Home equity
Pass (a)	—	—	—	—	—	8	1,695	59	1,762
Criticized (b)	—	—	—	—	—	—	28	2	30
Total home equity	—	—	—	—	—	8	1,723	61	1,792
Home equity gross charge-offs	—	—	—	—	—	—	2	—	2
Other consumer
Pass (a)	23	38	22	8	4	46	362	—	503
Total other consumer	23	38	22	8	4	46	362	—	503
Other consumer gross charge-offs	—	—	—	—	1	—	—	—	1
Total consumer	23	38	22	8	4	54	2,085	61	2,295
Total retail loans	279	334	396	458	135	436	2,085	61	4,184
Total loans	$6,148	$9,632	$6,790	$3,329	$2,200	$4,098	$19,840	$76	$52,113
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

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries
Loan interest receivable totaled $274 million and $313 million at June 30, 2024 and December 31, 2023, respectively, and was included in accrued income and other assets on the Consolidated Balance Sheets.
Allowance for Credit Losses
The following table details the changes in the allowance for credit losses.

	2024			2023
(in millions)	Business Loans	Retail Loans	Total	Business Loans	Retail Loans	Total
Three Months Ended June 30
Balance at beginning of period:
Allowance for loan losses	$626	$65	$691	$570	$71	$641
Allowance for credit losses on lending-related commitments	28	9	37	39	13	52
Allowance for credit losses	654	74	728	609	84	693
Loan charge-offs	(28)	—	(28)	(10)	(1)	(11)
Recoveries on loans previously charged-off	16	1	17	13	—	13
Net loan (charge-offs) recoveries	(12)	1	(11)	3	(1)	2
Provision for credit losses:
Provision for loan losses	6	—	6	41	—	41
Provision for credit losses on lending-related commitments	(5)	(1)	(6)	(5)	(3)	(8)
Provision for credit losses	1	(1)	—	36	(3)	33
Balance at end of period:
Allowance for loan losses	620	66	686	614	70	684
Allowance for credit losses on lending-related commitments	23	8	31	34	10	44
Allowance for credit losses	$643	$74	$717	$648	$80	$728
Six Months Ended June 30
Balance at beginning of period
Allowance for loan losses	$620	$68	$688	$541	$69	$610
Allowance for credit losses on lending-related commitments	31	9	40	40	11	51
Allowance for credit losses	651	77	728	581	80	661
Loan charge-offs	(48)	(1)	(49)	(21)	(2)	(23)
Recoveries on loans previously charged-off	22	2	24	26	1	27
Net loan (charge-offs) recoveries	(26)	1	(25)	5	(1)	4
Provision for credit losses:
Provision for loan losses	26	(3)	23	68	2	70
Provision for credit losses on lending-related commitments	(8)	(1)	(9)	(6)	(1)	(7)
Provision for credit losses	18	(4)	14	62	1	63
Balance at end of period:
Allowance for loan losses	620	66	686	614	70	684
Allowance for credit losses on lending-related commitments	23	8	31	34	10	44
Allowance for credit losses	$643	$74	$717	$648	$80	$728
Allowance for loan losses as a percentage of total loans	1.30%	1.59%	1.32%	1.19%	1.70%	1.23%
Allowance for credit losses as a percentage of total loans	1.35	1.79	1.38	1.26	1.95	1.31

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries
Nonaccrual Loans
The following table presents additional information regarding nonaccrual loans. Interest income of $6 million and $2 million was recognized on nonaccrual loans for the three-month periods ended June 30, 2024 and 2023, respectively. For the six-month periods ended June 30, 2024 and 2023, the Corporation recognized interest income of $8 million and $6 million, respectively, on nonaccrual loans.

(in millions)	Nonaccrual Loans with No Related Allowance	Nonaccrual Loans with Related Allowance	Total Nonaccrual Loans
June 30, 2024
Business loans:
Commercial	$35	$59	$94
Commercial mortgage:
Commercial Real Estate business line (a)	—	18	18
Other business lines (b)	8	43	51
Total commercial mortgage	8	61	69
Lease financing	—	1	1
International	3	10	13
Total business loans	46	131	177
Retail loans:
Residential mortgage	23	—	23
Consumer:
Home equity	26	—	26
Total retail loans	49	—	49
Total nonaccrual loans	$95	$131	$226
December 31, 2023
Business loans:
Commercial	$47	$28	$75
Real estate construction:
Other business lines (b)	2	—	2
Commercial mortgage:
Commercial Real Estate business line (a)	—	18	18
Other business lines (b)	17	6	23
Total commercial mortgage	17	24	41
International	3	17	20
Total business loans	69	69	138
Retail loans:
Residential mortgage	19	—	19
Consumer:
Home equity	21	—	21
Total consumer	21	—	21
Total retail loans	40	—	40
Total nonaccrual loans	$109	$69	$178
(a)Primarily loans to real estate developers.
(b)Primarily loans secured by owner-occupied real estate.
Foreclosed Properties
Foreclosed properties were insignificant at both June 30, 2024 and December 31, 2023. Retail loans secured by residential real estate properties in process of foreclosure included in nonaccrual loans were $1 million at June 30, 2024 and insignificant at December 31, 2023.
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

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries
The following table displays the amortized cost basis of FDMs at June 30, 2024 and 2023 that were restructured during the three- and six-month periods ended June 30, 2024 and 2023 by type of modification.

(in millions)	Term Extension (a)	Payment Delay (a)	Interest Rate Reduction	Combinations (b)	Total	Percent of Total Class
Three Months Ended June 30, 2024
Business loans:
Commercial	$91	$—	$7	$3	$101	0.38%
Commercial mortgage:
Other business lines (c)	9	—	—	—	9	0.10
Total commercial mortgage	9	—	—	—	9	0.06
International	8	—	—	—	8	0.71
Total business loans	108	—	7	3	118	0.25
Retail loans:
Consumer:
Home equity	—	—	1	—	1	0.07
Total consumer	—	—	1	—	1	0.05
Total retail loans	—	—	1	—	1	0.03
Total loans	$108	$—	$8	$3	$119	0.23%
Three Months Ended June 30, 2023
Business loans:
Commercial	$25	$22	$—	$—	$47	0.15%
Commercial mortgage:
Other business lines (c)	2	—	2	—	4	0.05
Total commercial mortgage	2	—	2	—	4	0.03
International	—	—	—	1	1	0.10
Total business loans	27	22	2	1	52	0.10
Total loans	$27	$22	$2	$1	$52	0.09%
Six Months Ended June 30, 2024
Business loans:
Commercial	$149	$—	$7	$10	$166	0.61%
Commercial mortgage:
Other business lines (c)	15	—	—	—	15	0.16
Total commercial mortgage	15	—	—	—	15	0.10
International	9	—	—	—	9	0.84
Total business loans	173	—	7	10	190	0.40
Retail loans:
Consumer:
Home equity	—	—	2	1	3	0.19
Total consumer	—	—	2	1	3	0.15
Total retail loans	—	—	2	1	3	0.08
Total loans	$173	$—	$9	$11	$193	0.37%
Six Months Ended June 30, 2023
Business loans:
Commercial	$30	$22	$—	$1	$53	0.17%
Commercial mortgage:
Commercial Real Estate business line (d)	1	—	—	—	1	0.02
Other business lines (c)	4	—	2	5	11	0.11
Total commercial mortgage	5	—	2	5	12	0.08
International	—	—	—	1	1	0.10
Total business loans	35	22	2	7	66	0.13
Total loans	$35	$22	$2	$7	$66	0.12%
(a)Represents loan balances where terms were extended or payments were delayed by a more than an insignificant time period, typically more than 180 days, at or above contractual interest rates.
(b)Relates to FDMs where more than one type of modification was made. For the three- and six-month periods ended June 30, 2024 and 2023, this primarily related to modifications where the interest rate was reduced and the term was extended.
(c)Primarily loans secured by owner-occupied real estate.
(d)Primarily loans to real estate developers.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries
There were no commitments to lend additional funds to borrowers experiencing financial difficulty whose terms had been restructured at June 30, 2024 and December 31, 2023.
The following table summarizes the financial impacts of loan modifications made during the three- and six-month periods ended June 30, 2024 and 2023.

	Weighted-Average Term Extension (in months)	Weighted-Average Interest Rate Reduction
Three Months Ended June 30, 2024
Business loans:
Commercial	13.2	(1.03)%
Commercial mortgage:
Other business lines (a)	7.2	—
Total commercial mortgage	7.2	—
International	7.9	—
Total business loans	12.3	(1.03)
Retail loans:
Consumer:
Home equity	—	(4.17)
Total consumer	—	(4.17)
Total retail loans	—	(4.17)
Total loans	12.3	(1.31)%
Three Months Ended June 30, 2023
Business loans:
Commercial	6.6	—%
Commercial mortgage:
Other business lines (a)	60.1	(1.92)
Total commercial mortgage	60.1	(1.92)
Total business loans	11.5	(1.92)
Total loans	11.5	(1.92)%
Six Months Ended June 30, 2024
Business loans:
Commercial	12.3	(1.06)%
Commercial mortgage:
Other business lines (a)	9.0	—
Total commercial mortgage	9.0	—
International	8.6	—
Total business loans	11.9	(1.06)
Retail loans:
Consumer:
Home equity	118.3	(3.54)
Total consumer	118.3	(3.54)
Total retail loans	118.3	(3.54)
Total loans	12.7	(1.34)%
Six Months Ended June 30, 2023
Business loans:
Commercial	9.2	(0.44)%
Commercial mortgage:
Commercial Real Estate business line (b)	6.0	—
Other business lines (a)	31.9	(0.71)
Total commercial mortgage	29.5	(0.71)
Total business loans	13.8	(0.67)
Total loans	13.8	(0.67)%
(a)Primarily loans secured by owner-occupied real estate.
(b)Primarily loans to real estate developers.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries
On an ongoing basis, the Corporation monitors the performance of modified loans related to their restructured terms. Loans restructured during the three- and six-month periods ended June 30, 2024 and 2023 were current under modified terms at June 30, 2024 and June 30, 2023. Nonperforming restructured loans are classified as nonaccrual loans and are individually evaluated for the allowance for loan losses.
For restructured loans, a subsequent payment default is defined in terms of delinquency, when a principal or interest payment is 90 days past due or classified into nonaccrual status during the reporting period. Of the loans restructured during the six-month period ended June 30, 2024 there were $3 million of commercial loans that subsequently defaulted. There were no subsequent defaults on loans restructured during the three-month period ended June 30, 2024 and three- and six-month periods ended June 30, 2023.
NOTE 5 –DERIVATIVES AND CREDIT-RELATED FINANCIAL INSTRUMENTS
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
Market risk is the potential loss that may result from movements in interest rates, foreign currency exchange rates or energy commodity prices that cause an unfavorable change in the value of a financial instrument. The Corporation manages this risk by establishing monetary exposure limits and monitoring compliance with those limits. Market risk inherent in interest rate and energy contracts entered into on behalf of customers is mitigated by taking offsetting positions, except in those circumstances when the amount, tenor and/or contract rate level results in negligible economic risk, whereby the cost of purchasing an offsetting contract is not economically justifiable. The Corporation mitigates most of the inherent market risk in foreign exchange contracts entered into on behalf of customers by taking offsetting positions and manages the remainder through individual foreign currency position limits and aggregate value-at-risk limits. Position and value-at-risk limits are established annually and monitored daily. Market risk inherent in derivative instruments held or issued for risk management purposes is typically offset by changes in the fair value of the assets or liabilities being hedged.
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
Included in the fair value of derivative instruments are credit valuation adjustments reflecting counterparty credit risk. These adjustments are determined by applying a credit spread for the counterparty or the Corporation, as appropriate, to the total expected exposure of the derivative. Master netting arrangements effectively reduce credit valuation adjustments by permitting settlement of positive and negative positions and offset cash collateral held with the same counterparty on a net basis. Bilateral collateral agreements require daily exchange of cash or highly rated securities issued by the U.S. Treasury or other U.S. government entities to collateralize amounts due to either party. At June 30, 2024, counterparties with bilateral collateral agreements deposited $86 million of cash with the Corporation to secure the fair value of contracts in an unrealized gain position, and the Corporation had pledged $84 million of marketable investment securities and posted $5 million of cash as collateral for contracts in an unrealized loss position. For those counterparties not covered under bilateral collateral agreements, collateral is obtained, if deemed necessary, based on the results of management’s credit evaluation of the counterparty. Collateral varies, but may include cash, investment securities, accounts receivable, equipment or real estate.

Notes to Consolidated Financial Statements (unaudited)
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

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries
The following table presents the composition of the Corporation’s derivative instruments held or issued for risk management purposes or in connection with customer-initiated and other activities at June 30, 2024 and December 31, 2023. The table excludes a derivative related to the Corporation's 2008 sale of its remaining ownership of Visa shares and includes accrued interest receivable and payable.

	June 30, 2024			December 31, 2023
		Fair Value			Fair Value
(in millions)	Notional/ Contract Amount (a)	Gross Derivative Assets	Gross Derivative Liabilities	Notional/ Contract Amount (a)	Gross Derivative Assets	Gross Derivative Liabilities
Risk management purposes
Derivatives designated as hedging instruments
Interest rate contracts:
Fair value swaps - receive fixed/pay floating	$7,300	$—	$3	$6,300	$—	$—
Cash flow swaps - receive fixed/pay floating (b)	24,150	—	45	24,850	—	8
Derivatives used as economic hedges
Foreign exchange contracts:
Spot, forwards and swaps	637	1	—	560	1	3
Total risk management purposes	32,087	1	48	31,710	1	11
Customer-initiated and other activities
Interest rate contracts:
Caps and floors written	1,607	—	14	1,577	—	18
Caps and floors purchased	1,607	14	—	1,577	18	—
Swaps	18,895	189	418	19,316	207	409
Total interest rate contracts	22,109	203	432	22,470	225	427
Energy contracts:
Caps and floors written	4,161	2	243	3,719	3	291
Caps and floors purchased	4,161	229	2	3,719	292	3
Swaps	7,302	334	313	6,368	463	442
Total energy contracts	15,624	565	558	13,806	758	736
Foreign exchange contracts:
Spot, forwards, options and swaps	2,948	31	22	2,751	35	32
Total customer-initiated and other activities	40,681	799	1,012	39,027	1,018	1,195
Total gross derivatives	$72,768	800	1,060	$70,737	1,019	1,206
Amounts offset in the Consolidated Balance Sheets:
Netting adjustment - Offsetting derivative assets/liabilities		(283)	(283)		(311)	(311)
Netting adjustment - Cash collateral received/posted		(85)	(3)		(143)	(13)
Net derivatives included in the Consolidated Balance Sheets (c)		432	774		565	882
Amounts not offset in the Consolidated Balance Sheets:
Marketable securities pledged under bilateral collateral agreements		(287)	(78)		(501)	(4)
Net derivatives after deducting amounts not offset in the Consolidated Balance Sheets		$145	$696		$64	$878
(a)Notional or contractual amounts, which represent the extent of involvement in the derivatives market, are used to determine the contractual cash flows required in accordance with the terms of the agreement. These amounts are typically not exchanged, significantly exceed amounts subject to credit or market risk and are not reflected in the Consolidated Balance Sheets.
(b)June 30, 2024 included $750 million of forward starting swaps that will become effective on their contractual start dates in 2024.
(c)Net derivative assets are included in accrued income and other assets and net derivative liabilities are included in accrued expenses and other liabilities on the Consolidated Balance Sheets. Included in the fair value of net derivative assets and net derivative liabilities are credit valuation adjustments reflecting counterparty credit risk and credit risk of the Corporation. The fair value of net derivative assets included credit valuation adjustments for counterparty credit risk of $2 million and $3 million at June 30, 2024 and December 31, 2023, respectively.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries
Risk Management
The Corporation's derivative instruments used for managing interest rate risk include cash flow hedging strategies that convert variable-rate loans to fixed rates and fair value hedging strategies that convert fixed-rate medium- and long-term debt to variable rates. Interest and fees on loans included $174 million and $150 million of cash flow hedge losses for the three-month periods ended June 30, 2024 and 2023, respectively, and $344 million and $269 million of cash flow hedge losses for the six-month periods ended June 30, 2024 and 2023, respectively.
The following table details the effects of fair value hedging on the Consolidated Statements of Comprehensive Income.

	Interest on Medium- and Long-Term Debt
	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2024	2023	2024	2023
Total interest on medium- and long-term debt (a)	$124	$110	$241	$167
Fair value hedging relationships:
Interest rate contracts:
Hedged items	87	79	168	120
Derivatives designated as hedging instruments	37	31	73	47
(a) Includes the effects of hedging.
    The following tables summarize the expected weighted average remaining maturity of the notional amount of risk management interest rate swaps, the weighted average interest rates associated with amounts expected to be received or paid on interest rate swap agreements, and for fair value swaps, the weighted average carrying amount of the related hedged items, as of June 30, 2024 and December 31, 2023.
Cash flow swaps - receive fixed/pay floating rate on variable-rate loans

	June 30, 2024	December 31, 2023
Weighted average:
Time to maturity (in years)	3.5	3.9
Receive rate (a)	2.50%	2.43%
Pay rate (a), (b)	5.36	5.38
(a)Excludes forward starting swaps not effective as of the period shown. June 30, 2024 excluded $750 million of forward starting swaps. December 31, 2023 excluded $2.0 billion of forward starting swaps.
(b)Variable rates paid on receive fixed swaps designated as cash flow hedges are based on BSBY or Secured Overnight Financing Rate (SOFR) rates in effect at June 30, 2024 and December 31, 2023.

Fair value swaps - receive fixed/pay floating rate on medium- and long-term debt

(dollar amounts in millions)	June 30, 2024	December 31, 2023
Carrying value of hedged items (a)	$7,112	$6,206
Weighted average:
Time to maturity (in years)	2.9	3.1
Receive rate (b)	3.68%	3.67%
Pay rate (b)	5.65	5.74
(a)Included $(183) million and $(93) million of cumulative hedging adjustments at June 30, 2024 and December 31, 2023, respectively, which included $2 million and $3 million, respectively, of hedging adjustment on a discontinued hedging relationship.
(b)Floating rates paid on receive fixed swaps designated as fair value hedges are based on SOFR rates in effect at June 30, 2024 and December 31, 2023.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries
Re-designated Interest Rate Swaps and Price Alignment Income
On November 15, 2023, the Bloomberg Index Services Limited (Bloomberg) announced that it will discontinue publishing the Bloomberg Short-Term Bank Yield Index (BSBY) on November 15, 2024; accordingly, the Corporation was required to “de-designate” $7.0 billion of interest rate swaps used in cash flow hedges of certain BSBY-indexed loans and reclassify amounts recognized in accumulated other comprehensive income into earnings. For each de-designated swap, settlement of interest payments and changes in fair value were recorded as risk management hedging losses within noninterest income instead of net interest income until re-designation. As all impacted swaps were re-designated as of April 1, 2024, there was no impact to noninterest income for the three months ended June 30, 2024. A total of $130 million in net losses were included in noninterest income as a result of the de-designations, consisting of $39 million during the first quarter 2024 and $91 million during the fourth quarter 2023.
Amounts in accumulated other comprehensive income related to cash flows that continued to be probable of occurring were amortized out of accumulated other comprehensive income and into earnings, which resulted in pre-tax losses of $52 million recorded in interest and fees on loans during both three-month periods ended June 30, 2024 and March 31, 2024. Additionally, the fair value of swaps at re-designation date were accreted back into accumulated other comprehensive income, resulting in benefits of $49 million for the three months ended June 30, 2024 and $41 million for the three months ended March 31, 2024. The amortization of probable cash flows and fair value accretion resulted in a net loss of $3 million included in net interest income for the three months ended June 30, 2024. The impact to net interest income was a benefit of $3 million for the three months ended March 31, 2024, which excluded settlements of interest payments for non-designated swaps.
BSBY cessation and the related de-designation and re-designation of interest rate swaps led to net increases in accumulated other comprehensive income of $2 million and $27 million for the three months ended June 30, 2024 and March 31, 2024, respectively.
For more information on accumulated net losses on cash flow hedges, refer to Note 8.
Risk management hedging (loss) income also includes price alignment income, which is income received on payments made to a central clearing party for centrally cleared derivatives. Positions are settled daily based on derivative fair values and the party receiving net settlement amounts pays price alignment, based on an earning rate, to the party making settlement payments. Price alignment income totaled $17 million and $7 million for the three-month periods ended June 30, 2024 and 2023, respectively, and $30 million and $15 million for the six-month periods ended June 30, 2024 and 2023.
Customer-Initiated and Other
The Corporation enters into derivative transactions at the request of customers and generally takes offsetting positions with dealer counterparties to help mitigate the inherent market risk. Income primarily results from the spread between the customer derivative and the offsetting dealer position.
For customer-initiated foreign exchange contracts where offsetting positions have not been taken, the Corporation manages the remaining inherent market risk through individual foreign currency position limits and aggregate value-at-risk limits. Position and value-at-risk limits are established annually and monitored daily. For foreign exchange derivative contracts which were not offset or where the Corporation holds a position within the limits described above, the Corporation recognized a net loss of $1 million in noninterest income for the three- and six-month periods ended June 30, 2023 and did not recognize net gains or losses for the same periods in 2024.

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

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2024	2023	2024	2023
Interest rate contracts	$3	$7	$8	$12
Energy contracts	5	5	8	13
Foreign exchange contracts	13	14	24	28
Total	$21	$26	$40	$53
Credit-Related Financial Instruments
The Corporation issues off-balance sheet financial instruments in connection with commercial and consumer lending activities. The Corporation’s credit risk associated with these instruments is represented by the contractual amounts indicated in the following table.

(in millions)	June 30, 2024	December 31, 2023
Unused commitments to extend credit:
Commercial and other	$24,130	$27,303
Bankcard, revolving credit and home equity loan commitments	4,053	4,082
Total unused commitments to extend credit	$28,183	$31,385
Standby letters of credit	$3,754	$3,586
Commercial letters of credit	49	48
The Corporation maintains an allowance to cover current expected credit losses inherent in lending-related commitments, including unused commitments to extend credit, letters of credit and financial guarantees. The allowance for credit losses on lending-related commitments, included in accrued expenses and other liabilities on the Consolidated Balance Sheets, was $31 million and $40 million at June 30, 2024 and December 31, 2023, respectively.
Unused Commitments to Extend Credit
Commitments to extend credit are legally binding agreements to lend to a customer, provided there is no violation of any condition established in the contract. These commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many commitments expire without being drawn upon, the total contractual amount of commitments does not necessarily represent future cash requirements of the Corporation. Commercial and other unused commitments are primarily variable rate commitments. The allowance for credit losses on lending-related commitments included $30 million at June 30, 2024 and $38 million at December 31, 2023 for expected credit losses inherent in the Corporation’s unused commitments to extend credit.
Standby and Commercial Letters of Credit
Standby letters of credit represent conditional obligations of the Corporation which guarantee the performance of a customer to a third party. Standby letters of credit are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing and similar transactions. Commercial letters of credit are issued to finance foreign or domestic trade transactions. These contracts expire in decreasing amounts through the year. The Corporation may enter into participation arrangements with third parties that effectively reduce the maximum amount of future payments which may be required under standby and commercial letters of credit. These risk participations covered $75 million and $85 million at June 30, 2024 and December 31, 2023, respectively, of the $3.8 billion and $3.6 billion of standby and commercial letters of credit outstanding at June 30, 2024 and December 31, 2023, respectively.
The carrying value of the Corporation’s standby and commercial letters of credit, included in accrued expenses and other liabilities on the Consolidated Balance Sheets, totaled $33 million at June 30, 2024, including $32 million in deferred fees and $1 million in the allowance for credit losses on lending-related commitments. At December 31, 2023, the comparable amounts were $34 million, $32 million and $2 million, respectively.
The following table presents a summary of criticized standby and commercial letters of credit at June 30, 2024 and December 31, 2023. The Corporation's criticized list is consistent with the Special Mention, Substandard and Doubtful

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries
categories defined by regulatory authorities. The Corporation manages credit risk through underwriting, periodically reviewing and approving its credit exposures using Board committee approved credit policies and guidelines.

(dollar amounts in millions)	June 30, 2024	December 31, 2023
Total criticized standby and commercial letters of credit	$30	$50
As a percentage of total outstanding standby and commercial letters of credit	0.8%	1.4%
Other Credit-Related Financial Instruments
The Corporation enters into credit risk participation agreements, under which the Corporation assumes credit exposure associated with a borrower’s performance related to certain interest rate derivative contracts. The Corporation is not a party to the interest rate derivative contracts and only enters into these credit risk participation agreements in instances in which the Corporation is also a party to the related loan participation agreements for such borrowers. The Corporation manages its credit risk on the credit risk participation agreements by monitoring the creditworthiness of the borrowers, which is based on the normal credit review process as if the Corporation had entered into the derivative instruments directly with the borrower. The notional amount of such credit risk participation agreements reflects the pro-rata share of the derivative instrument, consistent with its share of the related participated loan. The total notional amount of the credit risk participation agreements was approximately $1.0 billion at both June 30, 2024 and December 31, 2023, and the fair value was insignificant at both June 30, 2024 and December 31, 2023. The maximum estimated exposure to these agreements, as measured by projecting a maximum value of the guaranteed derivative instruments, assuming 100 percent default by all obligors on the maximum values, was insignificant and $2 million at June 30, 2024 and December 31, 2023, respectively. In the event of default, the lead bank has the ability to liquidate the assets of the borrower, in which case the lead bank would be required to return a percentage of the recouped assets to the participating banks. As of June 30, 2024, the weighted average remaining maturity of outstanding credit risk participation agreements was 4.1 years.
In 2008, the Corporation sold its remaining ownership of Visa Class B shares and entered into a derivative contract. Under the terms of the derivative contract, the Corporation will compensate the counterparty primarily for dilutive adjustments made to the conversion factor of the Visa Class B shares to Class A shares based on the ultimate outcome of litigation involving Visa. Conversely, the Corporation will be compensated by the counterparty for any increase in the conversion factor from anti-dilutive adjustments. The fair value of the derivative liability, included in accrued expenses and other liabilities on the Consolidated Balance Sheets, was $6 million and $12 million at June 30, 2024 and December 31, 2023, respectively.
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
The Corporation accounts for its interests in LIHTC entities and, upon adoption of ASU 2023-02 as discussed in Note 1, other tax credit entities that meet certain criteria using the proportional amortization method. Ownership interests in tax credit entities that do not qualify for the proportional amortization method are accounted for under either the cost or equity method. Exposure to loss as a result of the Corporation's involvement in entities using the proportional amortization method and other tax credit entities at June 30, 2024 was limited to $549 million and $1 million, respectively.
Investment balances, including all legally binding commitments to fund future investments that are accounted for using the proportional amortization method, are included in accrued income and other assets on the Consolidated Balance Sheets. A liability is recognized in accrued expenses and other liabilities on the Consolidated Balance Sheets for all legally binding unfunded commitments to fund tax credit entities that are accounted for using the proportional amortization method ($253 million at June 30, 2024). Amortization and other write-downs of tax credit investments for which the proportional amortization method is applied are presented on a net basis as a component of the provision for income taxes on the Consolidated Statements of Comprehensive Income, while amortization and write-downs of other tax credit investments are

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries
recorded in other noninterest income. The income tax credits and deductions are recorded as a reduction of income tax expense and a reduction of federal income taxes payable. The cash flows related to the total income tax benefits are presented in the "net income," "benefit for deferred income taxes" and "other, net" line items within the operating activities section of the Consolidated Statements of Cash Flows.
The Corporation provided no financial or other support that was not contractually required to any of the above VIEs during the six months ended June 30, 2024 and 2023.
The following table summarizes the impact of these tax credit investments under the proportional amortization method on the Corporation’s Consolidated Statements of Comprehensive Income.

	Three Months Ended June 30,	Six Months Ended June 30,
(in millions)	2024	2024
Provision for income taxes:
Amortization of investments	$20	$39
Tax credits	(21)	(38)
Other income tax benefits related to tax credit entities	(3)	(8)
Total provision for income taxes	$(4)	$(7)
Prior to the adoption of ASU 2023-02, only LIHTC investments qualified for the proportional amortization method of accounting. The following table summarizes the impact of these LIHTC entities on the Corporation’s Consolidated Statements of Comprehensive Income.

	Three Months Ended June 30,	Six Months Ended June 30,
(in millions)	2023	2023
Provision for income taxes:
Amortization of LIHTC investments	$17	$34
Low income housing tax credits	(16)	(32)
Other tax benefits related to tax credit entities	(5)	(10)
Total provision for income taxes	$(4)	$(8)
For further information on the Corporation’s consolidation policy, see Note 1 to the consolidated financial statements in the Corporation's 2023 Annual Report.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries
NOTE 7 - MEDIUM- AND LONG-TERM DEBT
Medium- and long-term debt is summarized as follows:

(in millions)	June 30, 2024	December 31, 2023
Parent company
Subordinated notes:
3.80% subordinated notes due 2026	$239	$241
Medium- and long-term notes:
4.00% notes due 2029	513	523
5.982% notes due 2030	978	—
Total medium- and long-term notes	1,491	523
Total parent company	1,730	764
Subsidiaries
Subordinated notes:
4.00% subordinated notes due 2025	339	337
7.875% subordinated notes due 2026	157	162
5.332% subordinated notes due 2033	450	466
Total subordinated notes	946	965
Medium- and long-term notes:
2.50% notes due 2024	499	489
FHLB advances:
5.07% advance due 2025	993	995
4.79% advance due 2026	986	997
4.49% advance due 2027	982	999
4.49% advance due 2028	976	997
Total FHLB advances:	3,937	3,988
Total subsidiaries	5,382	5,442
Total medium- and long-term debt	$7,112	$6,206
Fixed interest rates have been swapped to a variable rate and designated in a hedging relationship for all notes outstanding at June 30, 2024 and December 31, 2023. Accordingly, carrying value has been adjusted to reflect the change in fair value of the debt as a result of changes in the benchmark rate. Subordinated notes with remaining maturities greater than one year qualify as Tier 2 capital.
Comerica Bank (the Bank), a wholly-owned subsidiary of Comerica, Incorporated, is a member of the FHLB, which provides short- and long-term funding to its members through advances collateralized by real estate-related assets. Borrowing capacity is contingent on the amount of collateral available to be pledged to the FHLB. At June 30, 2024, FHLB borrowings were $5.3 billion (which included $1.3 billion in short-term advances), with remaining capacity for future borrowing of $12.0 billion, secured by real estate-related loans and investment securities collateral.
Unamortized debt issuance costs deducted from the carrying amount of medium- and long-term debt totaled $12 million and $6 million at June 30, 2024 and December 31, 2023, respectively.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries
NOTE 8 - ACCUMULATED OTHER COMPREHENSIVE LOSS
The following table presents a reconciliation of the changes in the components of accumulated other comprehensive loss and details the components of other comprehensive loss for the six months ended June 30, 2024 and 2023, including the amount of income tax benefit allocated to each component of other comprehensive loss.

	Six Months Ended June 30,
(in millions)	2024	2023
Accumulated net unrealized losses on investment securities:
Balance at beginning of period, net of tax	$(2,043)	$(2,319)
Net unrealized holding (losses) gains arising during the period	(282)	97
Less: (Benefit) provision for income taxes	(73)	24
Change in net unrealized losses on investment securities, net of tax	(209)	73
Balance at end of period, net of tax	$(2,252)	$(2,246)
Accumulated net losses on cash flow hedges:
Balance at beginning of period, net of tax	$(605)	$(942)
Net cash flow hedge losses arising during the period	(620)	(389)
Less: Benefit for income taxes	(150)	(91)
Change in net cash flow hedge losses arising during the period, net of tax	(470)	(298)
Less:
Net cash flow losses included in interest and fees on loans	(329)	(269)
Net amortization of unrealized losses related to de-designated derivatives included in interest and fees on loans	(15)	—
Less: Benefit for income taxes	(83)	(63)
Reclassification adjustment for net cash flow hedge losses included in net income, net of tax	(261)	(206)
Change in net cash flow hedge losses, net of tax	(209)	(92)
Balance at end of period, net of tax (a)	$(814)	$(1,034)
Accumulated defined benefit pension and other postretirement plans adjustment:
Balance at beginning of period, net of tax	$(400)	$(481)
Amounts recognized in other noninterest expenses:
Amortization of actuarial net loss	13	18
Amortization of prior service credit	(10)	(11)
Total amounts recognized in other noninterest expenses	3	7
Less: Provision for income taxes	—	2
Adjustment for amounts recognized as components of net periodic benefit credit during the period, net of tax	3	5
Change in defined benefit pension and other postretirement plans adjustment, net of tax	3	5
Balance at end of period, net of tax	$(397)	$(476)
Total accumulated other comprehensive loss at end of period, net of tax	$(3,463)	$(3,756)
(a)The Corporation expects to reclassify $371 million of losses, net of tax, from accumulated other comprehensive loss to earnings over the next twelve months if interest yield curves and notional amounts remain at June 30, 2024 levels.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries
NOTE 9 - NET INCOME PER COMMON SHARE
Basic and diluted net income per common share are presented in the following table.

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except per share data)	2024	2023	2024	2023
Basic and diluted
Net income	$206	$273	$344	$597
Less:
Income allocated to participating securities	1	2	2	3
Preferred stock dividends	5	5	11	11
Net income attributable to common shares	$200	$266	$331	$583
Basic average common shares	133	132	133	132
Basic net income per common share	$1.50	$2.02	$2.49	$4.43
Basic average common shares	133	132	133	132
Dilutive common stock equivalents:
Net effect of the assumed exercise of stock awards	1	—	1	—
Diluted average common shares	134	132	134	132
Diluted net income per common share	$1.49	$2.01	$2.47	$4.40
The following average shares related to outstanding options to purchase shares of common stock that were not included in the computation of diluted net income per common share because the options were anti-dilutive for the period.

	Three Months Ended June 30,		Six Months Ended June 30,
(average outstanding options in thousands)	2024	2023	2024	2023
Average outstanding options	1,816	1,816	1,800	1,338
Range of exercise prices	$53.96 - $95.25	$42.32 - $95.25	$53.96 - $95.25	$63.15 - $95.25

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

Qualified Defined Benefit Pension Plan	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2024	2023	2024	2023
Service cost	$9	$7	$17	$15
Other components of net benefit credit:
Interest cost	21	22	42	43
Expected return on plan assets	(45)	(42)	(90)	(83)
Amortization of prior service credit	(4)	(3)	(7)	(7)
Amortization of net loss	5	8	11	16
Total other components of net benefit credit	(23)	(15)	(44)	(31)
Net periodic defined benefit credit	$(14)	$(8)	$(27)	$(16)

Non-Qualified Defined Benefit Pension Plan	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2024	2023	2024	2023
Service cost	$—	$—	$1	$1
Other components of net benefit cost:
Interest cost	2	2	4	4
Amortization of prior service credit	(1)	(2)	(3)	(4)
Amortization of net loss	1	1	2	2
Total other components of net benefit cost	2	1	3	2
Net periodic defined benefit cost	$2	$1	$4	$3

Postretirement Benefit Plan	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2024	2023	2024	2023
Other components of net benefit credit:
Expected return on plan assets	$—	$—	$(1)	$(1)
Net periodic defined benefit credit	$—	$—	$(1)	$(1)

NOTE 11 - INCOME TAXES AND TAX-RELATED ITEMS
Unrecognized tax benefits were $7 million at both June 30, 2024 and December 31, 2023. The Corporation does not anticipate any final settlements of federal or state tax issues to result in a change of net unrecognized tax benefits within the next twelve months. The liability for tax-related interest and penalties, included in accrued expenses and other liabilities on the Consolidated Balance Sheets, was less than $1 million at both June 30, 2024 and December 31, 2023.
Net deferred tax assets were $1.1 billion at June 30, 2024, compared to $1.0 billion at December 31, 2023. The increase of approximately $153 million in net deferred tax assets resulted primarily from an increase to deferred tax assets related to hedging losses and net unrealized losses on investment securities available-for-sale. Included in deferred tax assets at June 30, 2024 were $2 million of state net operating loss (NOL) carryforwards and $5 million of federal foreign tax carryforwards. State NOL carryforwards expire between 2028 and 2042 and federal foreign tax credit carryforwards expire between 2028 and 2032. The Corporation believes that it is more likely than not that the benefit from federal foreign tax credits and certain state NOL carryforwards will not be realized and, accordingly, maintains its federal valuation allowance of $5 million at both June 30, 2024 and December 31, 2023. The Corporation maintained a state valuation allowance of $1 million at both June 30, 2024 and December 31, 2023. The determination regarding valuation allowance was based on evidence of loss carryback capacity, projected future reversals of existing taxable temporary differences to absorb the deferred tax assets and assumptions made regarding future events.

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
NOTE 12 - CONTINGENT LIABILITIES
Legal Proceedings and Regulatory Matters
The Corporation is subject to various pending or threatened legal proceedings arising out of the normal course of business or operations. Use of the term "Corporation" in this note should not be read to infer that Comerica, Incorporated or any of its subsidiaries that is not named in any legal or regulatory proceeding undertakes any responsibility or liability for any other affiliate that is actually named in any legal or regulatory proceeding. The Corporation believes it has meritorious defenses to the claims asserted against it in its currently outstanding legal proceedings and, with respect to such legal proceedings, intends to continue to defend itself vigorously, litigating or settling cases according to management’s judgment as to what is in the best interests of the Corporation and its shareholders. Settlement may result from the Corporation's determination that it may be more prudent financially to settle, rather than litigate, and should not be regarded as an admission of liability.
Further, from time to time, the Corporation is also subject to examinations, inquiries and investigations by regulatory authorities in areas including, but not limited to, compliance, risk management and consumer protection, which could lead to administrative or legal proceedings or settlements. For example, the Consumer Financial Protection Bureau (CFPB) is investigating certain of the Corporation's practices, and the Corporation has responded and continues to respond to the CFPB. The Corporation is unable to predict the outcome of these discussions at this time. Remedies in these proceedings or settlements may include fines, penalties, restitution or alterations in the Corporation's business practices and may result in increased operating expenses or decreased revenues.
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
For matters where a loss is not probable, the Corporation has not established an accrual. The Corporation believes the estimate of the aggregate range of reasonably possible losses, in excess of established accruals, for all legal proceedings and regulatory matters in which it is involved is from zero to approximately $172 million at June 30, 2024. This estimated aggregate range of reasonably possible losses is based upon currently available information for those legal proceedings and regulatory matters in which the Corporation is involved, taking into account the Corporation’s best estimate of such losses for those legal proceedings and regulatory matters for which such estimate can be made. For certain legal proceedings and regulatory matters, the Corporation does not believe that an estimate can currently be made. The Corporation’s estimate involves significant judgment, given the varying stages of the legal proceedings and regulatory matters (including the fact that many are currently in preliminary stages), the existence in certain legal proceedings of multiple defendants (including the Corporation) whose share of liability has yet to be determined, the numerous yet-unresolved issues in many of the legal proceedings and regulatory matters (including issues regarding class certification and the scope of many of the claims) and the attendant uncertainty of the various potential outcomes of such legal proceedings and regulatory matters. Accordingly, the Corporation’s estimate will change from time to time, and actual losses may be more or less than the current estimate.
In the event of unexpected future developments, it is possible the ultimate resolution of these matters, if unfavorable, may be material to the Corporation's consolidated financial condition, results of operations or cash flows.
For information regarding income tax contingencies, refer to Note 11.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries
NOTE 13 - STRATEGIC LINES OF BUSINESS
The Corporation has strategically aligned its operations into three major business segments: the Commercial Bank, the Retail Bank and Wealth Management. These business segments are differentiated based on the type of customer and the related products and services provided. In addition to the three major business segments, the Finance Division is also reported as a segment. The Other category includes items not directly associated with the business segments or the Finance segment. Business segment results are produced by the Corporation’s internal management accounting system. This system measures financial results based on the internal business unit structure of the Corporation. The performance of the business segments is not comparable with the Corporation's consolidated results and is not necessarily comparable with similar information for any other financial institution. Additionally, because of the interrelationships of the various segments, the information presented is not indicative of how the segments would perform if they operated as independent entities. The management accounting system assigns balance sheet and income statement items to each business segment using certain methodologies, which are regularly reviewed and refined. From time to time, the Corporation may make reclassifications among the segments to more appropriately reflect management's current view of the segments, and methodologies may be modified as the management accounting system is enhanced and changes occur in the organizational structure and/or product lines. For comparability purposes, amounts in all periods are based on business unit structure and methodologies in effect at June 30, 2024.
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

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries
Business segment financial results were as follows:

	Commercial Bank	Retail Bank	Wealth Management	Finance	Other	Total
(dollar amounts in millions)
Three Months Ended June 30, 2024
Earnings summary:
Net interest income (expense)	$465	$203	$48	$(220)	$37	$533
Provision for credit losses	—	1	(2)	—	1	—
Noninterest income	146	33	78	33	1	291
Noninterest expenses	250	177	88	1	39	555
Provision (benefit) for income taxes	85	14	10	(46)	—	63
Net income (loss)	$276	$44	$30	$(142)	$(2)	$206
Net charge-offs	$8	$2	$1	$—	$—	$11
Selected average balances:
Assets	$45,843	$3,029	$5,299	$18,448	$6,588	$79,207
Loans	43,709	2,322	5,026	—	14	51,071
Deposits	31,176	24,590	3,951	3,032	306	63,055
Statistical data:
Return on average assets (a)	2.42%	0.71%	2.25%	n/m	n/m	1.05%
Efficiency ratio (b)	40.97	76.15	70.78	n/m	n/m	67.77
Three Months Ended June 30, 2023
Earnings summary:
Net interest income (expense)	$504	$214	$51	$(173)	$25	$621
Provision for credit losses	33	(4)	2	—	2	33
Noninterest income	158	29	83	29	4	303
Noninterest expenses	248	171	89	2	25	535
Provision (benefit) for income taxes	90	18	11	(36)	—	83
Net income (loss)	$291	$58	$32	$(110)	$2	$273
Net (recoveries) charge-offs	$(3)	$—	$1	$—	$—	$(2)
Selected average balances:
Assets	$50,945	$2,931	$5,624	$20,649	$10,206	$90,355
Loans	47,813	2,214	5,341	—	—	55,368
Deposits	31,030	24,002	3,942	4,980	378	64,332
Statistical data:
Return on average assets (a)	2.29%	0.94%	2.31%	n/m	n/m	1.21%
Efficiency ratio (b)	37.44	69.73	66.21	n/m	n/m	57.70
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
n/m – not meaningful

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

	Commercial Bank	Retail Bank	Wealth Management	Finance	Other	Total
(dollar amounts in millions)
Six Months Ended June 30, 2024
Earnings summary:
Net interest income (expense)	$942	$404	$94	$(437)	$78	$1,081
Provision for credit losses	16	—	(1)	—	(1)	14
Noninterest income	293	61	143	23	7	527
Noninterest expenses	525	358	185	4	86	1,158
Provision (benefit) for income taxes	142	22	11	(87)	4	92
Net income (loss)	$552	$85	$42	$(331)	$(4)	$344
Net charge-offs	$22	$2	$1	$—	$—	$25
Selected average balances:
Assets	$46,163	$3,028	$5,372	$18,752	$8,097	$81,412
Loans	43,810	2,309	5,089	—	13	51,221
Deposits	31,694	24,487	3,925	3,786	291	64,183
Statistical data:
Return on average assets (a)	2.41%	0.68%	1.56%	n/m	n/m	0.85%
Efficiency ratio (b)	42.53	77.63	78.32	n/m	n/m	72.24
Six Months Ended June 30, 2023
Earnings summary:
Net interest income (expense)	$1,045	$436	$109	$(306)	$45	$1,329
Provision for credit losses	59	2	(1)	—	3	63
Noninterest income	311	57	156	52	9	585
Noninterest expenses	499	336	196	3	52	1,086
Provision (benefit) for income taxes	180	37	17	(64)	(2)	168
Net income (loss)	$618	$118	$53	$(193)	$1	$597
Net (recoveries) charge-offs	$(5)	$—	$1	$—	$—	$(4)
Selected average balances:
Assets	$50,132	$2,923	$5,486	$20,794	$8,426	$87,761
Loans	46,943	2,209	5,271	—	—	54,423
Deposits	33,883	24,576	4,326	2,916	371	66,072
Statistical data:
Return on average assets (a)	2.48%	0.95%	1.98%	n/m	n/m	1.37%
Efficiency ratio (b)	36.82	67.54	73.61	n/m	n/m	56.58
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

	Commercial Bank	Retail Bank	Wealth Management	Finance & Other	Total
(in millions)
Three Months Ended June 30, 2024
Revenue from contracts with customers:
Card fees	$53	$10	$1	$—	$64
Fiduciary income	1	—	57	—	58
Service charges on deposit accounts	31	14	1	—	46
Commercial loan servicing fees (a)	2	—	—	—	2
Capital markets income (b)	8	—	—	—	8
Brokerage fees	—	—	14	—	14
Other noninterest income (b)	1	9	1	—	11
Total revenue from contracts with customers	96	33	74	—	203
Other sources of noninterest income	50	—	4	34	88
Total noninterest income	$146	$33	$78	$34	$291
Three Months Ended June 30, 2023
Revenue from contracts with customers:
Card fees	$59	$12	$1	$—	$72
Fiduciary income	—	—	62	—	62
Service charges on deposit accounts	32	13	2	—	47
Commercial loan servicing fees (a)	3	—	—	—	3
Capital markets income (b)	4	—	—	—	4
Brokerage fees	—	—	8	—	8
Other noninterest income (b)	1	3	10	1	15
Total revenue from contracts with customers	99	28	83	1	211
Other sources of noninterest income	59	1	—	32	92
Total noninterest income	$158	$29	$83	$33	$303
Six Months Ended June 30, 2024
Revenue from contracts with customers:
Card fees	$108	$20	$2	$—	$130
Fiduciary income	1	—	108	—	109
Service charges on deposit accounts	62	27	2	—	91
Commercial loan servicing fees (a)	4	—	—	—	4
Capital markets income (b)	12	—	—	—	12
Brokerage fees	—	—	24	—	24
Other noninterest income (b)	6	12	2	—	20
Total revenue from contracts with customers	193	59	138	—	390
Other sources of noninterest income	100	2	5	30	137
Total noninterest income	$293	$61	$143	$30	$527
Six Months Ended June 30, 2023
Revenue from contracts with customers:
Card fees	$117	$22	$2	$—	$141
Fiduciary income	—	—	120	—	120
Service charges on deposit accounts	63	27	3	—	93
Commercial loan servicing fees (a)	6	—	—	—	6
Capital markets income (b)	8	—	—	—	8
Brokerage fees	—	—	16	—	16
Other noninterest income (b)	1	6	13	1	21
Total revenue from contracts with customers	195	55	154	1	405
Other sources of noninterest income	116	2	2	60	180
Total noninterest income	$311	$57	$156	$61	$585
(a)Included in commercial lending fees on the Consolidated Statements of Comprehensive Income.
(b)Excludes derivative, warrant and other miscellaneous income.
Revenue from contracts with customers did not generate significant contract assets and liabilities for the periods presented.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS
This report includes forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. In addition, the Corporation may make other written and oral communications from time to time that contain such statements. All statements regarding the Corporation's expected financial position, strategies and growth prospects and general economic conditions expected to exist in the future are forward-looking statements. The words, "anticipates," "believes," "contemplates," "feels," "expects," "estimates," "enhances," "seeks," "strives," "plans," "intends," "outlook," "forecast," "position," "target," "mission," "assume," "achievable," "potential," "strategy," "goal," "aspiration," "opportunity," "initiative," "outcome," "continue," "remain," "maintain," "on track," "trend," "objective," "looks forward," "projects," "models," and variations of such words and similar expressions, or future or conditional verbs such as "will," "would," "should," "could," "might," "can," "may" or similar expressions, as they relate to the Corporation or its management, are intended to identify forward-looking statements. These forward-looking statements are predicated on the beliefs and assumptions of the Corporation's management based on information known to the Corporation's management as of the date of this report and do not purport to speak as of any other date. Forward-looking statements may include descriptions of plans and objectives of the Corporation's management for future or past operations, products or services and forecasts of the Corporation's revenue, earnings or other measures of economic performance, including statements of profitability, business segments and subsidiaries as well as estimates of credit trends and global stability. Such statements reflect the view of the Corporation's management as of this date with respect to future events and are subject to risks and uncertainties. Should one or more of these risks materialize or should underlying beliefs or assumptions prove incorrect, the Corporation's actual results could differ materially from those discussed. Factors that could cause or contribute to such differences include credit risks (changes in customer behavior; unfavorable developments concerning credit quality; and declines or other changes in the businesses or industries of the Corporation's customers); market risks (changes in monetary and fiscal policies; fluctuations in interest rates and their impact on deposit pricing; and transitions away from the Bloomberg Short Term Bank Yield Index towards new interest rate benchmarks); liquidity risks (the Corporation's ability to maintain adequate sources of funding and liquidity; reductions in the Corporation's credit rating; and the interdependence of financial service companies and their soundness); technology risks (cybersecurity risks and heightened legislative and regulatory focus on cybersecurity and data privacy); operational risks (operational, systems or infrastructure failures; reliance on other companies to provide certain key components of business infrastructure; the impact of legal and regulatory proceedings or determinations; losses due to fraud; and controls and procedures failures); compliance risks (changes in regulation or oversight, or changes in the Corporation’s status with respect to existing regulations or oversight; the effects of stringent capital requirements; and the impacts of future legislative, administrative or judicial changes to tax regulations); strategic risks (damage to the Corporation's reputation; the Corporation's ability to utilize technology to efficiently and effectively develop, market and deliver new products and services; competitive product and pricing pressures among financial institutions within the Corporation's markets; the implementation of the Corporation's strategies and business initiatives; management's ability to maintain and expand customer relationships; management's ability to retain key officers and employees; and any future strategic acquisitions or divestitures); and other general risks (changes in general economic, political or industry conditions; negative effects from inflation; the effectiveness of methods of reducing risk exposures; the effects of catastrophic events, including pandemics; physical or transition risks related to climate change; changes in accounting standards; the critical nature of the Corporation's accounting policies, processes and management estimates; the volatility of the Corporation's stock price; and that an investment in the Corporation's equity securities is not insured or guaranteed by the FDIC). The Corporation cautions that the foregoing list of factors is not all-inclusive. For discussion of factors that may cause actual results to differ from expectations, please refer to our filings with the Securities and Exchange Commission. In particular, please refer to “Item 1A. Risk Factors” beginning on page 14 of the Corporation's 2023 Annual Report on Form 10-K for the year ended December 31, 2023. Forward-looking statements speak only as of the date they are made. The Corporation does not undertake to update forward-looking statements to reflect facts, circumstances, assumptions or events that occur after the date the forward-looking statements are made. For any forward-looking statements made in this report or in any documents, the Corporation claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

RESULTS OF OPERATIONS
In accordance with Item 303(c) of Regulation S-K, the Corporation is providing a comparison of the quarter ended June 30, 2024 against the preceding sequential quarter. The Corporation believes providing a sequential discussion of its results of operations provides more relevant information for investors and stakeholders to understand and analyze the business. Balance sheet items are discussed in terms of average balances unless otherwise noted.
Three Months Ended June 30, 2024 Compared to Three Months Ended March 31, 2024

	Three Months Ended
(dollar amounts in millions, except per share data)	June 30, 2024	March 31, 2024
Net interest income	$533	$548
Provision for credit losses	—	14
Noninterest income	291	236
Noninterest expenses	555	603
Income before income taxes	269	167
Provision for income taxes	63	29
Net income	$206	$138
Diluted earnings per common share	$1.49	$0.98
Net income for the three months ended June 30, 2024 was $206 million, an increase of $68 million compared to $138 million for the three months ended March 31, 2024, driven by a $55 million increase in noninterest income and a $48 million decrease in noninterest expenses, partially offset by a $15 million decline in net interest income. Provision for income taxes increased $34 million, reflecting higher pre-tax income and the impact of beneficial discrete items during first quarter 2024. Net income per diluted common share was $1.49 and $0.98 for the three months ended June 30, 2024 and March 31, 2024, respectively, an increase of $0.51 per diluted common share.

Analysis of Net Interest Income

	Three Months Ended
	June 30, 2024			March 31, 2024
(dollar amounts in millions)	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Commercial loans (a)	$26,292	$346	5.29%	$26,451	$348	5.30%
Real estate construction loans	4,553	95	8.43	5,174	108	8.37
Commercial mortgage loans	14,171	263	7.47	13,642	253	7.46
Lease financing	798	13	6.20	810	12	6.11
International loans	1,111	22	8.02	1,141	22	7.80
Residential mortgage loans	1,898	18	3.83	1,882	18	3.74
Consumer loans	2,248	46	8.24	2,272	47	8.32
Total loans (b)	51,071	803	6.32	51,372	808	6.33
Mortgage-backed securities (c)	14,290	99	2.29	14,782	101	2.28
U.S. Treasury securities (d)	1,460	2	0.39	1,546	1	0.28
Total investment securities	15,750	101	2.14	16,328	102	2.12
Interest-bearing deposits with banks (e)	4,642	64	5.40	7,726	105	5.47
Other short-term investments	366	3	3.99	381	4	4.01
Total earning assets	71,829	971	5.20	75,807	1,019	5.20
Cash and due from banks	603			938
Allowance for loan losses	(691)			(688)
Accrued income and other assets	7,466			7,560
Total assets	$79,207			$83,617
Money market and interest-bearing checking deposits (f)	$29,080	236	3.24	$28,700	228	3.18
Savings deposits	2,287	2	0.22	2,352	1	0.23
Customer certificates of deposit	3,901	36	3.67	3,868	36	3.76
Other time deposits	2,403	31	5.28	3,964	52	5.28
Foreign office time deposits	27	—	4.42	18	—	4.35
Total interest-bearing deposits	37,698	305	3.23	38,902	317	3.28
Federal funds purchased	—	—	—	26	—	5.39
Other short-term borrowings	666	9	5.63	2,555	37	5.65
Medium- and long-term debt	7,082	124	6.98	6,903	117	6.77
Total interest-bearing sources	45,446	438	3.85	48,386	471	3.90
Noninterest-bearing deposits	25,357			26,408
Accrued expenses and other liabilities	2,556			2,746
Shareholders’ equity	5,848			6,077
Total liabilities and shareholders’ equity	$79,207			$83,617
Net interest income/rate spread		$533	1.35		$548	1.30
Impact of net noninterest-bearing sources of funds			1.51			1.50
Net interest margin (as a percentage of average earning assets)			2.86%			2.80%
(a)Interest income on commercial loans included net expense from cash flow swaps of $174 million and $170 million for the three months ended June 30, 2024 and March 31, 2024, respectively.
(b)Nonaccrual loans are included in average balances reported and in the calculation of average rates.
(c)Average balances included $3.1 billion and $2.9 billion of unrealized losses for the three months ended June 30, 2024 and March 31, 2024, respectively; yields calculated gross of these unrealized losses.
(d)Average balances included $58 million and $71 million of unrealized losses for the three months ended June 30, 2024 and March 31, 2024, respectively; yields calculated gross of these unrealized losses.
(e)Average balances excluded $8 million and included $2 million of collateral posted and netted against derivative liability positions for the three months ended June 30, 2024 and March 31, 2024, respectively; yields calculated gross of derivative netting amounts.
(f)Average balances excluded $121 million and $130 million of collateral received and netted against derivative asset positions for the three months ended June 30, 2024 and March 31, 2024, respectively; rates calculated gross of derivative netting amounts.

Rate/Volume Analysis

	Three Months Ended
	June 30, 2024/March 31, 2024
(in millions)	Increase (Decrease) Due to Rate (a)	(Decrease) Increase Due to Volume (a)	Net (Decrease) Increase
Interest Income:
Loans	$2	$(7)	$(5)
Investment securities	—	(1)	(1)
Interest-bearing deposits with banks	—	(41)	(41)
Other short-term investments	—	(1)	(1)
Total interest income	2	(50)	(48)
Interest Expense:
Interest-bearing deposits	4	(16)	(12)
Short-term borrowings	(1)	(27)	(28)
Medium- and long-term debt	4	3	7
Total interest expense	7	(40)	(33)
Net interest income	$(5)	$(10)	$(15)
(a)Impact of other portfolio dynamics and interest rate swaps reflected as part of rate impact, rate/volume variances are allocated to variances due to volume.
Net interest income decreased $15 million to $533 million for the three months ended June 30, 2024, compared to $548 million for the three months ended March 31, 2024, while net interest margin increased 6 basis points to 2.86 percent during the same period. The decrease in net interest income reflected declines of $3.1 billion in deposits held with the Federal Reserve Bank (FRB) and $301 million in loan volume as well as the net impact of higher short-term rates, partially offset by decreases of $1.6 billion in brokered deposits and $1.9 billion in short-term FHLB advances. The improvement in net interest margin reflected a reduction in higher-cost funding sources, partially offset by the decline in deposits held with the FRB and the net impact of higher short-term rates.
For further discussion of the effects of market rates on net interest income, refer to the "Market and Liquidity Risk" section of this financial review.
Provision for Credit Losses
The provision for credit losses, which includes the provision for loan losses and the provision for credit losses on lending-related commitments, decreased $14 million for the three months ended June 30, 2024. The allowance for credit losses decreased $11 million to $717 million at June 30, 2024, compared to $728 million at March 31, 2024, reflecting changes in loan portfolio composition as well as continued improvement in the economic outlook. As a percentage of total loans, the allowance for credit losses decreased 5 basis points to 1.38% at June 30, 2024, compared to 1.43% at March 31, 2024. Net loan charge-offs declined $3 million to $11 million for the three months ended June 30, 2024, compared to $14 million for the three months ended March 31, 2024. The provision for credit losses on lending-related commitments was a benefit of $6 million for the three months ended June 30, 2024, compared to a benefit of $3 million for the three months ended March 31, 2024.
An analysis of the allowance for credit losses and a summary of nonperforming assets are presented under the "Credit Risk" subheading in the "Risk Management" section of this financial review.

Noninterest Income

	Three Months Ended
(in millions)	June 30, 2024	March 31, 2024
Card fees	$64	$66
Fiduciary income	58	51
Service charges on deposit accounts	46	45
Capital markets income	37	30
Commercial lending fees	17	16
Risk management hedging income (loss)	17	(25)
Brokerage fees	14	10
Bank-owned life insurance	11	10
Letter of credit fees	10	10
Other noninterest income (a)	17	23
Total noninterest income	$291	$236
(a)The table below provides further details on certain categories included in other noninterest income.
Noninterest income increased $55 million to $291 million for the three months ended June 30, 2024, which included an increase in risk management hedging income mostly due to a $39 million loss recorded in the first quarter of 2024 related to BSBY cessation, as well as increases in capital markets income, fiduciary income and brokerage fees, partially offset by a decrease in deferred compensation asset returns (offset in noninterest expenses). Higher derivative income and investment banking fees led to the increase in capital markets income, while higher personal trust fees drove the increase in fiduciary income. Refer to the "BSBY Cessation" subheading in the "Market and Liquidity Risk" section of this financial review, as well as Note 5 to the consolidated financial statements, for further discussion of re-designated interest rate hedges. Other noninterest income is detailed in the table below.

	Three Months Ended
(in millions)	June 30, 2024	March 31, 2024
FHLB and FRB stock dividends	$4	$5
Deferred compensation asset returns (a)	1	6
All other noninterest income (b)	12	12
Other noninterest income	$17	$23
(a)Compensation deferred by the Corporation's officers and directors is invested based on investment selections of the officers and directors. Income earned on these assets is reported in other noninterest income and the corresponding change in deferred compensation plan liabilities is reported in salaries and benefits expense.
(b)    The three months ended June 30, 2024 included a $6 million gain on a derivative related to Visa's Class B shares, while the three months ended March 31, 2024 included a $5 million negotiated vendor payment. For further discussion of the derivative liability release, refer to Note 5 to the consolidated financial statements.

Noninterest Expenses

	Three Months Ended
(in millions)	June 30, 2024	March 31, 2024
Salaries and benefits expense	$323	$348
Outside processing fee expense	68	68
Software expense	45	44
Occupancy expense	44	44
FDIC insurance expense	19	36
Equipment expense	13	12
Advertising expense	12	8
Other noninterest expenses	31	43
Total noninterest expenses	$555	$603
Noninterest expenses decreased $48 million to $555 million, which included decreases in salaries and benefits expense, FDIC insurance expense (primarily driven by a reduction in special assessment) and other noninterest expenses, partially offset by an increase in advertising expense. Salaries and benefits expense was impacted by seasonal decreases in annual stock-based compensation, payroll taxes and 401(k) expense, partially offset by an increase in staff insurance. Additionally, salaries and benefits expense included higher severance costs and the full impact of annual merit increases, mostly offset by a decrease in deferred compensation expense (offset in other noninterest income). Other noninterest expenses included declines in consulting expenses and operational losses as well as asset impairment costs incurred in the first quarter which did not repeat in the second quarter, partially offset by smaller increases in other categories.

Six Months Ended June 30, 2024 Compared to Six Months Ended June 30, 2023

	Six Months Ended June 30,
(dollar amounts in millions, except per share data)	2024	2023
Net interest income	$1,081	$1,329
Provision for credit losses	14	63
Noninterest income	527	585
Noninterest expenses	1,158	1,086
Income before income taxes	436	765
Provision for income taxes	92	168
Net income	$344	$597
Diluted earnings per common share	$2.47	$4.40
Net income decreased $253 million to $344 million for the six months ended June 30, 2024, compared to $597 million for the six months ended June 30, 2023, driven by a decline in net interest income, higher noninterest expenses and lower noninterest income, partially offset by a decline in provision for credit losses. The decrease in net interest income was primarily due to higher interest-bearing deposit balances, lower loan volumes and the net impact of higher short-term rates, partially offset by a decline in FHLB advances. Net income per diluted common share decreased $1.93 to $2.47 for the six months ended June 30, 2024, compared to $4.40 for the six months ended June 30, 2023.

Analysis of Net Interest Income

	Six Months Ended
	June 30, 2024			June 30, 2023
(dollar amounts in millions)	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Commercial loans (a)	$26,372	$694	5.30%	$31,093	$847	5.50%
Real estate construction loans	4,863	203	8.40	3,528	138	7.90
Commercial mortgage loans	13,906	516	7.46	13,633	466	6.90
Lease financing (b)	804	25	6.16	770	14	3.58
International loans	1,126	44	7.91	1,247	48	7.85
Residential mortgage loans	1,890	36	3.79	1,846	31	3.35
Consumer loans	2,260	93	8.28	2,306	85	7.43
Total loans (c)	51,221	1,611	6.33	54,423	1,629	6.04
Mortgage-backed securities (d)	14,536	200	2.29	16,200	214	2.28
U.S. Treasury securities (e)	1,503	3	0.33	2,113	7	0.63
Total investment securities	16,039	203	2.13	18,313	221	2.10
Interest-bearing deposits with banks (f)	6,184	169	5.48	6,839	168	4.95
Other short-term investments	374	7	4.00	282	5	3.27
Total earning assets	73,818	1,990	5.20	79,857	2,023	4.94
Cash and due from banks	771			1,313
Allowance for loan losses	(690)			(626)
Accrued income and other assets	7,513			7,217
Total assets	$81,412			$87,761
Money market and interest-bearing checking deposits (g)	$28,890	464	3.21	$25,253	241	1.92
Savings deposits	2,320	3	0.22	3,011	3	0.19
Customer certificates of deposit	3,883	72	3.71	2,092	18	1.81
Other time deposits	3,184	83	5.28	2,294	56	4.94
Foreign office time deposits	23	—	4.39	33	1	3.81
Total interest-bearing deposits	38,300	622	3.26	32,683	319	1.96
Federal funds purchased	13	—	5.39	46	1	4.60
Other short-term borrowings	1,611	46	5.65	7,979	207	5.23
Medium- and long-term debt	6,992	241	6.88	5,462	167	6.12
Total interest-bearing sources	46,916	909	3.88	46,170	694	3.02
Noninterest-bearing deposits	25,883			33,389
Accrued expenses and other liabilities	2,651			2,368
Shareholders’ equity	5,962			5,834
Total liabilities and shareholders’ equity	$81,412			$87,761
Net interest income/rate spread		$1,081	1.32		$1,329	1.92
Impact of net noninterest-bearing sources of funds			1.51			1.32
Net interest margin (as a percentage of average earning assets)			2.83%			3.24%
(a)Interest income on commercial loans included net expense from cash flow swaps of $344 million and $269 million for the six months ended June 30, 2024 and 2023, respectively.
(b)The six months ended June 30, 2023 included residual value adjustments totaling $6 million, which impacted the average yield on loans by 3 basis points.
(c)Nonaccrual loans are included in average balances reported and in the calculation of average rates.
(d)Average balances included $3.0 billion and $2.6 billion of unrealized losses for the six months ended June 30, 2024 and 2023, respectively; yields calculated gross of these unrealized losses.
(e)Average balances included $64 million and $126 million of unrealized losses for the six months ended June 30, 2024 and 2023, respectively; yields calculated gross of these unrealized losses.
(f)Average balances excluded $3 million and $27 million of collateral posted and netted against derivative liability positions for the six months ended June 30, 2024 and 2023, yields calculated gross of derivative netting amounts.
(g)Average balances excluded $125 million and $98 million of collateral received and netted against derivative asset positions for the six months ended June 30, 2024 and 2023, rates calculated gross of derivative netting amounts.

Rate/Volume Analysis

	Six Months Ended
	June 30, 2024/June 30, 2023
(in millions)	Increase (Decrease) Due to Rate (a)	(Decrease) Increase Due to Volume (a)	Net (Decrease) Increase
Interest Income:
Loans	$104	$(122)	$(18)
Investment securities	(4)	(14)	(18)
Interest-bearing deposits with banks	19	(18)	1
Other short-term investments	1	1	2
Total interest income	120	(153)	(33)
Interest Expense:
Interest-bearing deposits	157	146	303
Short-term borrowings	21	(183)	(162)
Medium- and long-term debt	36	38	74
Total interest expense	214	1	215
Net interest income	$(94)	$(154)	$(248)
(a)Impact of additional days, other portfolio dynamics and interest rate swaps reflected as part of rate impact, rate/volume variances are allocated to variances due to volume.
Net interest income decreased $248 million, and net interest margin decreased 41 basis points, driven by a $5.6 billion increase in interest-bearing deposits, a $3.2 billion decline in loan balances and the net impact of higher short-term rates, partially offset by a $4.8 billion decrease in FHLB advances. For further discussion of the effects of market rates on net interest income, refer to the "Market and Liquidity Risk" section of this financial review.
Provision for Credit Losses
The provision for credit losses decreased $49 million to $14 million for the six months ended June 30, 2024, compared to $63 million for the six months ended June 30, 2023, reflecting changes in portfolio composition, lower loan balances and an improved economic outlook. Net loan charge-offs were $25 million for the six months ended June 30, 2024, compared to net loan recoveries of $4 million for the six months ended June 30, 2023, driven by general Middle Market, partially offset by Energy net recoveries. An analysis of the allowance for credit losses and nonperforming assets is presented under the "Credit Risk" subheading in the "Risk Management" section of this financial review.
Noninterest Income

	Six Months Ended June 30,
(in millions)	2024	2023
Card fees	$130	$141
Fiduciary income (a)	109	120
Service charges on deposit accounts	91	93
Capital markets income	67	78
Commercial lending fees	33	36
Brokerage fees (a)	24	16
Bank-owned life insurance	21	24
Letter of credit fees	20	21
Risk management hedging (loss) income	(8)	15
Other noninterest income (a), (b)	40	41
Total noninterest income	$527	$585
(a)Results for the 2024 period include changes in presentation consistent with contractual terms with new investment program partner beginning in November 2023 resulting in a net $9 million increase to brokerage fees with corresponding decreases of $11 million each in other noninterest income and commission costs (recorded within salaries and benefits expense) and $9 million in fiduciary income.
(b)The table below provides further details on certain categories included in other noninterest income.

Noninterest income decreased $58 million to $527 million, driven by risk management hedging losses as well as declines in capital markets income (lower derivative income), card fees (decline in government card interchange fees) and fiduciary income, partially offset by an increase in brokerage fees. Risk management hedging activity for the 2024 period included $39 million in risk management hedging losses related to BSBY cessation, partially offset by an increase in price alignment income received for centrally cleared derivative positions. Other noninterest income for the 2024 period included a $6 million gain on a derivative related to Visa's Class B shares and a $5 million negotiated vendor payment, while other noninterest income for the 2023 period was reduced by a $5 million valuation reserve established for assets held for sale.
The following table presents certain categories included in other noninterest income on the Consolidated Statements of Comprehensive Income.

	Six Months Ended June 30,
(in millions)	2024	2023
FHLB and FRB stock dividends	$9	$14
Deferred compensation asset returns (a)	7	8
Securities trading income	—	8
Insurance commissions	—	7
All other noninterest income	24	4
Other noninterest income	$40	$41

(a)Compensation deferred by the Corporation's officers and directors is invested based on investment selections of the officers and directors. Income earned on these assets is reported in other noninterest income and the corresponding change in deferred compensation plan liabilities is reported in salaries and benefits expense.
Noninterest Expenses

	Six Months Ended June 30,
(in millions)	2024	2023
Salaries and benefits expense	$671	$632
Outside processing fee expense	136	132
Software expense	89	83
Occupancy expense	88	82
FDIC insurance expense	55	29
Equipment expense	25	24
Advertising expense	20	18
Other noninterest expenses	74	86
Total noninterest expenses	$1,158	$1,086
Noninterest expenses increased $72 million to $1.2 billion, due to increases in salaries and benefits expense, FDIC insurance expense (related to special assessment), software expense, occupancy expense and outside processing expense, partially offset by a decline in other noninterest expenses. The increase in salaries and benefits expense reflected the impact of annual merit-based salary increases and staff additions, as well as higher temporary labor and staff insurance, partially offset by lower severance costs. Other noninterest expenses included decreases in non-salary pension expense and litigation-related expenses as well as a contract termination cost recorded in the 2023 period, partially offset by higher consulting fees and a refund related to a favorable state tax ruling recorded in the 2023 period.

STRATEGIC LINES OF BUSINESS
The Corporation has strategically aligned its operations into three major business segments: the Commercial Bank, the Retail Bank and Wealth Management. These business segments are differentiated based on the type of customer and the related products and services provided. In addition to the three major business segments, the Finance Division is also reported as a segment. The Other category includes items not directly associated with the business segments or the Finance segment. The performance of the business segments is not comparable with the Corporation's consolidated results and, because of the interrelationships of the various segments, the information presented is not indicative of how the segments would perform if they operated as independent entities. Note 13 to the consolidated financial statements describes the business activities of each business segment and presents financial results of the business segments for the three- and six-month periods ended June 30, 2024 and 2023.
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
Business Segments
The following sections present a summary of the performance of each of the Corporation's business segments for the six months ended June 30, 2024 compared to the same period in the prior year.
Commercial Bank

	Six Months Ended June 30,			Percent Change
(dollar amounts in millions)	2024	2023	Change
Earnings summary:
Net interest income	$942	$1,045	$(103)	(10)%
Provision for credit losses	16	59	(43)	(73)
Noninterest income	293	311	(18)	(6)
Noninterest expenses	525	499	26	5
Provision for income taxes	142	180	(38)	(22)
Net income	$552	$618	$(66)	(10)%
Net charge-offs (recoveries)	$22	$(5)	$27	n/m

Selected average balances:
Loans	$43,810	$46,943	$(3,133)	(7)%
Deposits	31,694	33,883	(2,189)	(6)
n/m - not meaningful
Average loans decreased $3.1 billion, and included decreases in Equity Fund Services and general Middle Market, as well as Mortgage Banker Finance due to the exit from this line of business, partially offset by an increase in Commercial Real Estate. Average deposits decreased $2.2 billion, primarily driven by lower noninterest-bearing deposits, with the largest declines in Technology and Life Sciences, Energy and Mortgage Banker Finance.
The Commercial Bank's net income decreased $66 million to $552 million. Net interest income decreased $103 million due to higher interest expense on deposits and higher allocated net FTP charges, partially offset by an increase in loan income. The provision for credit losses decreased $43 million, reflecting changes in portfolio composition, lower loan balances and an improved economic outlook. Net charge-offs increased $27 million to $22 million, primarily due to general Middle Market, partially offset by Energy net recoveries. Noninterest income decreased $18 million primarily due to lower capital markets income and card fees, partially offset by a $5 million negotiated vendor payment recorded in the first quarter of 2024. Noninterest expenses increased $26 million, primarily reflecting increases in salaries and benefits expense and FDIC insurance expense (related to special assessment), partially offset by lower operational losses and litigation and regulatory-related expenses.

Retail Bank

	Six Months Ended June 30,			Percent Change
(dollar amounts in millions)	2024	2023	Change
Earnings summary:
Net interest income	$404	$436	$(32)	(8)%
Provision for credit losses	—	2	(2)	n/m
Noninterest income	61	57	4	6
Noninterest expenses	358	336	22	7
Provision for income taxes	22	37	(15)	(41)
Net income	$85	$118	$(33)	(28)%
Net charge-offs	$2	$—	$2	n/m

Selected average balances:
Loans	$2,309	$2,209	$100	5%
Deposits	24,487	24,576	(89)	—
n/m - not meaningful
Average loans increased $100 million, while average deposits decreased $89 million. The Retail Bank's net income decreased $33 million to $85 million. Net interest income decreased $32 million, primarily due to higher interest expense on deposits, partially offset by higher FTP crediting rates on deposits. Noninterest income was relatively stable, while noninterest expenses increased $22 million, primarily due to increases in FDIC insurance expense (related to special assessment) and occupancy expense.
Wealth Management

	Six Months Ended June 30,			Percent Change
(dollar amounts in millions)	2024	2023	Change
Earnings summary:
Net interest income	$94	$109	$(15)	(14)%
Provision for credit losses	(1)	(1)	—	—
Noninterest income	143	156	(13)	(8)
Noninterest expenses	185	196	(11)	(5)
Provision for income taxes	11	17	(6)	(31)
Net income	$42	$53	$(11)	(23)%
Net charge-offs	$1	$1	$—	—

Selected average balances:
Loans	$5,089	$5,271	$(182)	(3)%
Deposits	3,925	4,326	(401)	(9)
n/m - not meaningful
Average loans decreased $182 million, while average deposits decreased $401 million, primarily reflecting a decrease in noninterest-bearing deposits. Wealth Management's net income decreased $11 million to $42 million. Net interest income decreased $15 million, primarily due to higher allocated net FTP charges and interest expense on deposits, partially offset by an increase in loan income. Noninterest income decreased $13 million, primarily driven by lower investment fees and insurance commissions, while noninterest expenses decreased $11 million, reflecting lower salaries and benefits expense (related to November 2023 change in presentation consistent with contractual terms with new investment program partner resulting in a net decrease to commission costs, with the offset recorded in noninterest income) and litigation and regulatory-related expenses, partially offset by higher operational losses and outside processing expense.

Finance & Other

	Six Months Ended June 30,			Percent Change
(dollar amounts in millions)	2024	2023	Change
Earnings summary:
Net interest expense	$(359)	$(261)	$(98)	37%
Provision for credit losses	(1)	3	(4)	n/m
Noninterest income	30	61	(31)	(53)
Noninterest expenses	90	55	35	63
Benefit for income taxes	(83)	(66)	(17)	25
Net loss	$(335)	$(192)	$(143)	76%

Selected average balances:
Loans	$13	$—	$13	n/m
Deposits	4,077	3,287	790	24%
n/m - not meaningful
Average deposits, which primarily consist of centrally-managed brokered time deposits fully insured by the FDIC, increased $790 million. Net loss for the Finance and Other category increased $143 million to $335 million. Net interest expense increased $98 million, reflecting the impact of interest rate swaps (which are centrally managed) as well as increased balances from higher-cost funding sources. Noninterest income decreased $31 million primarily due to risk management hedging losses (BSBY cessation). Noninterest expenses increased $35 million, reflecting increases in salaries and benefits expense and consulting fees, as well as a refund related to a favorable state tax ruling received in the 2023 period, partially offset by lower FDIC insurance expense.
The following table lists the Corporation's banking centers by geographic market.

	June 30,
	2024	2023
Michigan	159	177
Texas	114	115
California	88	92
Other Markets	20	25
Total	381	409

FINANCIAL CONDITION
Second Quarter 2024 Compared to Fourth Quarter 2023
Period-End Balances
Total assets decreased $6.2 billion to $79.6 billion, reflecting decreases of $4.0 billion in interest-bearing deposits with banks (primarily with the Federal Reserve Bank), $1.2 billion in investment securities and $263 million in total loans, which included decreases of $250 million in Mortgage Banker Finance, $224 million in Corporate Banking and $196 million in Wealth Management, partially offset by increases of $326 million in Commercial Real Estate and $206 million in Environmental Services.
Total liabilities decreased $6.0 billion to $73.4 billion, reflecting decreases of $3.3 billion in noninterest-bearing deposits, $2.3 billion in short-term borrowings (FHLB advances) and $1.0 billion in interest-bearing deposits, partially offset by an increase of $906 million in medium- and long-term debt due to the issuance of $1.0 billion in senior notes in January 2024. For additional information regarding deposits, refer to "Deposit Concentrations and Uninsured Deposits" under the "Market Risk" subheading in the "Risk Management" section of this financial review. Total shareholders' equity decreased $245 million, primarily due to the net impact of unrealized losses on cash flow hedges and investment securities available-for-sale, partially offset by net income.

Average Balances
Total assets decreased $4.9 billion to $79.2 billion, driven by decreases of $2.0 billion in interest-bearing deposits with banks and $1.7 billion in total loans. The following table provides information about the change in the Corporation's average loan portfolio by loan type.

	Three Months Ended			Percent Change
(dollar amounts in millions)	June 30, 2024	December 31, 2023	Change
Commercial loans	$26,292	$28,163	$(1,871)	(7)%
Real estate construction loans	4,553	4,798	(245)	(5)
Commercial mortgage loans	14,171	13,706	465	3
Lease financing	798	794	4	1
International loans	1,111	1,169	(58)	(5)
Residential mortgage loans	1,898	1,902	(4)	—
Consumer loans	2,248	2,264	(16)	(1)
Total loans	$51,071	$52,796	$(1,725)	(3%)
The $1.7 billion decrease in loans was primarily driven by decreases of $763 million in Equity Fund Services, $468 million in general Middle Market, $371 million in Corporate Banking and $307 million in National Dealer Services, partially offset by an increase of $596 million in Commercial Real Estate.
Total liabilities decreased $5.4 billion to $73.4 billion, primarily reflecting decreases of $3.3 billion in short-term borrowings and $3.0 billion in total deposits, partially offset by an increase of $1.0 billion in medium- and long-term debt. The following table provides information about the change in the Corporations' average deposits and borrowed funds by type:

	Three Months Ended			Percent Change
(dollar amounts in millions)	June 30, 2024	December 31, 2023	Change
Noninterest-bearing deposits	$25,357	$27,814	$(2,457)	(9)%
Money market and interest-bearing checking deposits	29,080	27,644	1,436	5
Savings deposits	2,287	2,440	(153)	(6)
Customer certificates of deposit	3,901	3,577	324	9
Other time deposits	2,403	4,557	(2,154)	(47)
Foreign office time deposits	27	13	14	108
Total deposits	$63,055	$66,045	$(2,990)	(5)%
Short-term borrowings	$666	$4,002	$(3,336)	(83)
Medium- and long-term debt	7,082	6,070	1,012	17
Total borrowed funds	$7,748	$10,072	$(2,324)	(23)%
Other time deposits, which consisted of brokered deposits, decreased $2.2 billion, while decreases of $497 million in general Middle Market and $380 million in Technology and Life Sciences were partially offset by increases of $317 million in Retail Bank and $159 million in Entertainment.
Short-term borrowings decreased $3.3 billion to $666 million, reflecting a reduction in FHLB advances, while medium- and long-term debt increased $1.0 billion to $7.1 billion, driven by the issuance of $1.0 billion in senior notes in January 2024.

Capital
The following table presents a summary of changes in total shareholders' equity for the six months ended June 30, 2024.

(in millions)
Balance at January 1, 2024		$6,406
Cumulative effect of change in accounting principle (a)		(4)
Net income		344
Cash dividends declared on common stock		(189)
Cash dividends declared on preferred stock		(11)
Other comprehensive (loss) income, net of tax:
Investment securities	$(209)
Cash flow hedges	(209)
Defined benefit and other postretirement plans	3
Total other comprehensive loss, net of tax		(415)
Net issuance of common stock under employee stock plans		(6)
Share-based compensation		36
Balance at June 30, 2024		$6,161
(a)Effective January 1, 2024, the Corporation adopted ASU 2023-02, which expanded the permitted use of the proportional amortization method to certain tax credit investments.
The following table summarizes the Corporation's repurchase activity during the six months ended June 30, 2024.

(shares in thousands)	Total Number of Shares Purchased as Part of Publicly Announced Repurchase Plans or Programs	Remaining Share Repurchase Authorization (a)	Total Number of Shares Purchased (b)	Average Price Paid Per Share
Total first quarter 2024	—	4,977	19	$50.95
April 2024	—	4,977	2	54.32
May 2024	—	4,977	—	—
June 2024	—	4,977	—	—
Total second quarter 2024	—	4,977	2	54.32
(a)Maximum number of shares that may be repurchased under the publicly announced plans or programs.
(b)Includes approximately 21,000 shares purchased related to deferred compensation plans during the six months ended June 30, 2024 and is not considered part of the Corporation's repurchase program.
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
The Corporation has a long-term Common Equity Tier 1 (CET1) capital ratio target of approximately 10 percent with capital deployment. At June 30, 2024, the Corporation's estimated CET1 capital ratio was 11.55 percent, up from 11.09 percent at December 31, 2023.
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

The Corporation's capital ratios exceeded minimum regulatory requirements as follows:

	June 30, 2024		December 31, 2023
(dollar amounts in millions)	Capital/Assets	Ratio	Capital/Assets	Ratio
Common equity tier 1 (a), (b)	$8,586	11.55%	$8,414	11.09%
Tier 1 risk-based (a), (b)	8,980	12.08	8,808	11.60
Total risk-based (a)	10,424	14.02	10,263	13.52
Leverage (a)	8,980	10.90	8,808	10.06
Common shareholders' equity	5,767	7.24	6,012	7.00
Tangible common equity (b)	5,125	6.49	5,369	6.30
Risk-weighted assets (a)	74,338		75,901
(a)    June 30, 2024 capital, risk-weighted assets and ratios are estimated.
(b)    See Supplemental Financial Data section for reconciliations of non-GAAP financial measures and regulatory ratios.

Common shareholders’ equity included $3.5 billion in accumulated other comprehensive losses, with approximately $2.4 billion of those losses relating to balances recorded in total assets, comprised of valuation adjustments to available-for-sale securities and pension assets, as well as related deferred tax assets. These amounts impacted the common shareholders’ equity ratio by 402 basis points; the impact on the tangible common equity ratio using the same calculation method was 407 basis points. Average common shareholders' equity and return on average common shareholders' equity for the three months ended June 30, 2024 was $5.5 billion and 14.78%, respectively, compared to $4.9 billion and 2.17%, respectively, for the three months ended December 31, 2023.
Basel III Endgame Framework
On July 27, 2023, the federal banking agencies issued a notice of proposed rulemaking, commonly referred to as Basel III Endgame (the Capital Proposal) that would significantly increase the capital requirements applicable to large banking organizations with total assets of $100 billion or more. The Capital Proposal would align the regulatory capital calculation and the calculation of risk-weighted assets across large banking organizations subject to the Capital Proposal and require Category III and IV banking organizations to include most components of AOCI, including net unrealized gains and losses on available-for-sale securities, in their regulatory capital ratios. The Capital Proposal was subject to a public comment period, which ended on January 16, 2024. If adopted as proposed, the Capital Proposal would include a three-year transition period beginning July 1, 2025. As of June 30, 2024, the Corporation had total assets of $79.6 billion. While the Capital Proposal would not apply to the Corporation as it is currently proposed, if the Corporation becomes subject to the requirements of the Capital Proposal in the future or becomes subject to any other new laws or regulations related to capital and liquidity, such requirements could limit the Corporation’s ability to pay dividends or make share repurchases or require Comerica to reduce business levels or to raise capital, which would have a material adverse effect on the Corporation’s financial condition and results of operations. If subject to the Capital Proposal, the estimated impact related to proposed inclusion of most components of AOCI would be an approximate 350 basis point decrease to common equity tier-1 capital based on June 30, 2024 financials.
RISK MANAGEMENT
The following updated information should be read in conjunction with the "Risk Management" section on pages F-18 through F-34 in the Corporation's 2023 Annual Report.
Credit Risk
Allowance for Credit Losses
The allowance for credit losses includes both the allowance for loan losses and the allowance for credit losses on lending-related commitments. The allowance for credit losses decreased $11 million from $728 million at December 31, 2023 to $717 million at June 30, 2024.
The following table presents metrics of the allowance for credit losses and nonperforming loans.

	June 30, 2024	December 31, 2023
Allowance for credit losses as a percentage of total loans	1.38%	1.40%
Allowance for credit losses as a multiple of total nonperforming loans	3.2x	4.1x
The economic forecasts informing the current expected credit loss (CECL) model reflect headwinds from the FRB's tight monetary policy, less expansionary fiscal policy, and moderation of consumer spending growth, which collectively slow growth of the real economy. Inflation is expected to gradually moderate as a modest margin of slack capacity opens in the labor market. Energy prices are projected to level off despite continued crosswinds from the Russia-Ukraine and Mideast wars, as U.S. crude production holds near a record high. Residential real estate property prices are expected to rise at more moderate rates, while commercial real estate prices face headwinds, both reflecting the long and variable lags of the FRB's tighter monetary policy.
Downside risks to growth from geopolitical risks, cost-of-living pressures on household finances and less expansionary fiscal policy are projected to collectively contribute to slower growth in 2024. Reduced demand for office space and subdued economic activity in the central business districts of major metro areas are persistent drags on the broader economy. The FRB's aggressive tightening of monetary policy, including rapid increases in interest rates and reductions in the size of its balance sheet, contribute to the risk of a policy error and/or recession.
These factors shaped the 2-year reasonable and supportable forecasts used by the Corporation in its CECL estimate at June 30, 2024. The U.S. economy is projected to grow at a below-trend rate through 2024, before gradually normalizing to its trend growth rate. The unemployment rate is expected to rise modestly as economic growth slows, but stay relatively low compared to its longer-run history. Forecasts for other key economic variables are generally consistent with those of the Gross Domestic Product (GDP), while interest rate forecasts reflect market expectations and guidance from the Federal Reserve Bank available during the second quarter of 2024. The following table summarizes select variables representative of the economic forecasts used to develop the CECL estimate at June 30, 2024.

Economic Variable	Base Forecast
Real Gross Domestic Product (GDP) growth	Growth slows to 1.2 percent in the third quarter 2024 before increasing to approximately 2.0 percent by fourth quarter 2025 and holding at approximately that level through the end of the forecast period.
Unemployment rate	Expected to increase to 4.2 percent by fourth quarter 2024 followed by a modest decline throughout 2025 to 3.9 percent by the end of the forecast period.
Spread of Corporate BBB bond to 10-year Treasury bond	Spread widens to 2.1 percent by second quarter 2025 before normalizing to approximately 2.0 percent by second quarter 2026.
Oil Prices	Prices generally decline from $82 per barrel to approximately $75 per barrel over the forecast period.
Due to the high level of uncertainty regarding assumptions used as inputs to the forecast, the Corporation evaluated a range of economic scenarios, including more benign and more severe economic forecasts. In a more severe scenario, real GDP is projected to contract through the first quarter 2025, subsequently recovering growth of 1.7 percent by the end of the forecast period. Other key economic variables follow a similar pattern of short-term deterioration followed by a recovery, except for the unemployment rate, which remains elevated through the end of the forecast period. Selecting the more severe forecast would result in an increase in the quantitative calculation of allowance for credit losses of approximately $356 million as of June 30, 2024. However, factoring in model overlays and qualitative adjustments could result in a materially different estimate under a more severe scenario. The Corporation monitors evolving economic conditions for impacts to the allowance for credit losses.
Allowance for Loan Losses
The allowance for loan losses represents management’s estimates of current expected credit losses in the Corporation’s loan portfolio. The allowance for loan losses decreased $2 million to $686 million at June 30, 2024, compared to $688 million at December 31, 2023.
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
Allowance for Credit Losses on Lending-Related Commitments
The allowance for credit losses on lending-related commitments estimates current expected credit losses on collective pools of letters of credit and unused commitments to extend credit based on reserve factors, determined in a manner similar to business loans, multiplied by a probability of draw estimate based on historical experience and credit risk, applied to commitment amounts. The allowance for credit losses on lending-related commitments totaled $31 million and $40 million at June 30, 2024 and December 31, 2023.

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

(dollar amounts in millions)	June 30, 2024	December 31, 2023
Total nonperforming loans and nonperforming assets	$226	$178
Nonperforming loans as a percentage of total loans	0.44%	0.34%
Nonperforming assets as a percentage of total loans and foreclosed property	0.44	0.34
Loans past due 90 days or more and still accruing	$11	$20
Nonperforming assets increased $48 million to $226 million at June 30, 2024, from $178 million at December 31, 2023, which included increases of $39 million in nonaccrual business loans and $9 million in nonaccrual retail loans. Nonperforming loans were 0.44 percent of total loans at June 30, 2024, compared to 0.34 percent at December 31, 2023. For further information regarding the composition of nonperforming loans, refer to Note 4 to the consolidated financial statements.
The following table presents a summary of changes in nonaccrual loans.

	Three Months Ended
(in millions)	June 30, 2024	March 31, 2024	December 31, 2023
Balance at beginning of period	$217	$178	$154
Loans transferred to nonaccrual (a)	45	83	54
Nonaccrual loan gross charge-offs	(28)	(21)	(25)
Loans transferred to accrual status (a)	—	(2)	—
Nonaccrual loans sold	(2)	(12)	(1)
Payments/other (b)	(6)	(9)	(4)
Balance at end of period	$226	$217	$178
(a)Based on an analysis of nonaccrual loans with book balances greater than $2 million.
(b)Includes net changes related to nonaccrual loans with balances less than or equal to $2 million, payments on nonaccrual loans with book balances greater than $2 million and transfers of nonaccrual loans to foreclosed property.
There were five borrowers with a balance greater than $2 million, totaling $45 million, transferred to nonaccrual status in second quarter 2024, compared to six borrowers totaling $83 million in first quarter 2024 and six borrowers totaling $54 million in fourth quarter 2023. For further information about the composition of loans transferred to nonaccrual during second quarter 2024, refer to the nonaccrual information by industry category table below.
The following table presents the composition of nonaccrual loans by balance and the related number of borrowers at June 30, 2024 and December 31, 2023.

	June 30, 2024		December 31, 2023
(dollar amounts in millions)	Number of Borrowers	Balance	Number of Borrowers	Balance
Under $2 million	448	$56	457	$50
$2 million - $5 million	9	34	11	35
$5 million - $10 million	5	33	5	35
$10 million - $25 million	6	103	4	58
Total	468	$226	477	$178

The following table presents a summary of nonaccrual loans at June 30, 2024 as well as loans transferred to nonaccrual and net loan charge-offs (recoveries) for the three months ended June 30, 2024, based on North American Industry Classification System (NAICS) categories.

(dollar amounts in millions)	June 30, 2024		Three Months Ended June 30, 2024
	Nonaccrual Loans		Loans Transferred to Nonaccrual (a)		Net Loan Charge-Offs (Recoveries)
Industry Category
Manufacturing	$49	22%	$29	66%	$4
Real Estate & Home Builders	36	16	—	—	1
Retail Trade	25	11	—	—	—
Health Care & Social Assistance	24	11	—	—	6
Residential Mortgage	23	10	—	—	—
Information & Communication	14	6	8	18	2
Transportation & Warehousing	11	5	—	—	—
Arts, Entertainment & Recreation	6	2	—	—	—
Wholesale Trade	5	2	5	8	5
Management of Companies and Enterprises	4	2	—	—	—
Services	2	1	3	8	—
Mining, Quarrying and Oil & Gas Extraction	—	—	—	—	(9)
Finance and Insurance	—	—	—	—	1
Other (b)	27	12	—	—	1
Total	$226	100%	$45	100%	$11
(a)Based on an analysis of nonaccrual loans with book balances greater than $2 million.
(b)Other category includes other industry categories with smaller impacts, as well as consumer, excluding residential mortgage and certain personal purpose nonaccrual loans and net charge-offs.
Loans past due 90 days or more and still accruing interest generally represent loans that are well-collateralized and in the process of collection. Loans past due 90 days or more decreased $9 million to $11 million at June 30, 2024, compared to $20 million at December 31, 2023. Loans past due 30-89 days decreased $8 million to $190 million at June 30, 2024, compared to $198 million at December 31, 2023. Loans past due 30 days or more and still accruing interest as a percentage of total loans were 0.39 percent and 0.42 percent at June 30, 2024 and December 31, 2023, respectively. An aging analysis of loans included in Note 4 to the consolidated financial statements provides further information about the balances comprising past due loans.
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

(dollar amounts in millions)	June 30, 2024	March 31, 2024	December 31, 2023
Total criticized loans	$2,430	$2,688	$2,405
As a percentage of total loans	4.7%	5.3%	4.6%
The $25 million increase in criticized loans during the six months ended June 30, 2024 was primarily driven by Corporate Banking, partially offset by general Middle Market.
Concentrations of Credit Risk
Concentrations of credit risk may exist when a number of borrowers are engaged in similar activities, or activities in the same geographic region, and have similar economic characteristics that would cause them to be similarly impacted by changes in economic or other conditions. The Corporation has concentrations of credit risk with the commercial real estate and automotive industries. All other industry concentrations, as defined by management, individually represented less than 10 percent of total loans at June 30, 2024.

Commercial Real Estate Lending
At June 30, 2024, the Corporation's commercial real estate portfolio represented 36 percent of total loans. The following table summarizes the Corporation's commercial real estate loan portfolio by loan category.

	June 30, 2024			December 31, 2023
(in millions)	Commercial Real Estate business line (a)	Other (b)	Total	Commercial Real Estate business line (a)	Other (b)	Total
Real estate construction loans	$4,230	$324	$4,554	$4,570	$513	$5,083
Commercial mortgage loans	5,366	8,790	14,156	4,727	8,959	13,686
Total commercial real estate	$9,596	$9,114	$18,710	$9,297	$9,472	$18,769
(a)Primarily loans to real estate developers.
(b)Primarily loans secured by owner-occupied real estate.
The Corporation limits risk inherent in its commercial real estate lending activities by monitoring borrowers directly involved in the commercial real estate markets and adhering to conservative policies on loan-to-value ratios for such loans. Commercial real estate loans, consisting of real estate construction and commercial mortgage loans, totaled $18.7 billion at June 30, 2024. Commercial real estate loans made to borrowers in the Commercial Real Estate business line, which includes loans to real estate developers, totaled $9.6 billion, or 51 percent of total commercial real estate loans, an increase of $299 million compared to December 31, 2023. The Commercial Real Estate business line at June 30, 2024 was predominantly secured by multi-family and industrial properties, comprising 48% and 34% of the portfolio, respectively, with only 5% secured by office properties. Commercial real estate loans in other business lines totaled $9.1 billion, or 49 percent of total commercial real estate loans, at June 30, 2024, a decrease of $358 million compared to December 31, 2023. These loans consisted primarily of owner-occupied commercial mortgages, which bear credit characteristics similar to non-commercial real estate business loans. Generally, loans previously reported as real estate construction are classified as commercial mortgage loans upon receipt of a certificate of occupancy.
The real estate construction loan portfolio primarily contains loans made to long-tenured customers with satisfactory completion experience. There were $35 million criticized real estate construction loans in the Commercial Real Estate business line at June 30, 2024, compared to $86 million in the Commercial Real Estate business line and $12 million in other business lines at December 31, 2023.
For the three month periods ended June 30, 2024 and March 31, 2024, as well as the six months ended June 30, 2024 and 2023, there were no net charge-offs of real estate construction loans.
Commercial mortgage loans are loans where the primary collateral is a lien on any real property and are primarily loans secured by owner-occupied real estate. Real property is generally considered primary collateral if the value of that collateral represents more than 50 percent of the commitment at loan approval. Loans in the commercial mortgage portfolio generally mature within three to five years. Criticized commercial mortgage loans in the Commercial Real Estate business line totaled $381 million and $378 million at June 30, 2024 and December 31, 2023, respectively. In other business lines, $584 million and $395 million of commercial mortgage loans were criticized at June 30, 2024 and December 31, 2023, respectively, with the increase primarily in senior housing properties, largely managed in the Corporate Banking line of business. Senior housing loans totaled $785 million at June 30, 2024, of which 41% were criticized, compared to $796 million at December 31, 2023, of which 11% were criticized.
Commercial mortgage net charge-offs were $5 million for the three- and six-month periods ended June 30, 2024, compared to none for the three months ended March 31, 2024. For the six months ended June 30, 2023, net recoveries totaled $1 million.

Automotive Lending - Dealer
The following table presents a summary of automotive dealership loans.

	June 30, 2024		December 31, 2023
(in millions)	Loans Outstanding	Percent of Total Loans	Loans Outstanding	Percent of Total Loans
Dealer:
Floor plan	$2,610		$2,313
Other	3,490		3,878
Total dealer	$6,100	11.8%	$6,191	11.9%
Substantially all dealer loans are in the National Dealer Services business line and primarily include floor plan financing and other loans to automotive dealerships. Floor plan loans, included in commercial loans in the Consolidated Balance Sheets, totaled $2.6 billion at June 30, 2024, an increase of $297 million compared to $2.3 billion at December 31, 2023. At June 30, 2024 and December 31, 2023, other loans to automotive dealers in the National Dealer Service business line totaled $3.5 billion and $3.9 billion, respectively, including $2.1 billion and $2.2 billion of owner-occupied commercial real estate mortgage loans, respectively.
There were no nonaccrual dealer loans at both June 30, 2024 and December 31, 2023. Additionally, there were no net charge-offs of dealer loans during the three months ended June 30, 2024 and March 31, 2024, or in the six months ended June 30, 2024 and 2023.
Automotive Lending - Production
The following table presents a summary of loans to borrowers involved with automotive production.

	June 30, 2024		December 31, 2023
(in millions)	Loans Outstanding	Percent of Total Loans	Loans Outstanding	Percent of Total Loans
Production:
Domestic	$619		$591
Foreign	229		257
Total production	$848	1.6%	$848	1.6%
Loans to borrowers involved with automotive production, primarily Tier 1 and Tier 2 suppliers, totaled $848 million at both June 30, 2024 and December 31, 2023. These borrowers have faced, and could face in the future, financial difficulties due to disruptions in auto production, issues with supply chains and logistics operations and impacts resulting from labor union strikes. As such, management continues to monitor this portfolio.
Nonaccrual loans to borrowers involved with automotive production totaled $9 million and $17 million at June 30, 2024 and December 31, 2023, respectively. There were no automotive production loan net charge-offs during the three months ended June 30, 2024 and March 31, 2024, nor during the six months ended June 30, 2024 and 2023.
Residential Real Estate Lending
At June 30, 2024, residential real estate loans represented 7 percent of total loans. The following table summarizes the Corporation's residential mortgage and home equity loan portfolios by geographic market.

	June 30, 2024				December 31, 2023
(dollar amounts in millions)	Residential Mortgage Loans	% of Total	Home Equity Loans	% of Total	Residential Mortgage Loans	% of Total	Home Equity Loans	% of Total
Geographic market:
Michigan	$561	30%	$427	24%	$548	29%	$444	25%
California	868	46	910	51	871	46	911	51
Texas	271	14	353	20	272	14	351	20
Other Markets	196	10	84	5	198	11	86	4
Total	$1,896	100%	$1,774	100%	$1,889	100%	$1,792	100%
Residential real estate loans, which consist of traditional residential mortgages and home equity loans and lines of credit, totaled $3.7 billion at June 30, 2024. The residential real estate portfolio is principally located within the Corporation's primary geographic markets. Substantially all residential real estate loans past due 90 days or more are placed on nonaccrual status, and substantially all junior lien home equity loans that are current or less than 90 days past due are placed on nonaccrual status if full collection of the senior position is in doubt. At no later than 180 days past due, such loans are charged off to current appraised values less costs to sell.
Residential mortgages totaled $1.9 billion at June 30, 2024, and were primarily larger, variable-rate mortgages originated and retained for certain private banking relationship customers. Of the $1.9 billion of residential mortgage loans outstanding, $23 million were on nonaccrual status at June 30, 2024, an increase of $4 million compared to December 31, 2023. The home equity portfolio totaled $1.8 billion at June 30, 2024, of which 96 percent was outstanding under primarily variable-rate, interest-only home equity lines of credit and 4 percent were in amortizing status. Of the $1.8 billion of home equity loans outstanding, $26 million were on nonaccrual status at June 30, 2024. A majority of the home equity portfolio was secured by junior liens at June 30, 2024.
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
The following table summarizes information about loans in the Corporation's Energy business line.

	June 30, 2024				December 31, 2023
(dollar amounts in millions)	Outstandings		Nonaccrual	Criticized (a)	Outstandings		Nonaccrual	Criticized (a)
Exploration and production (E&P)	$1,109	79%	$—	$—	$1,070	77%	$4	$4
Midstream	300	21	—	—	312	23	—	—
Total Energy business line	$1,409	100%	$—	$—	$1,382	100%	$4	$4
(a)    Includes nonaccrual loans.
Loans in the Energy business line totaled $1.4 billion, or less than 3 percent of total loans, at June 30, 2024, an increase of $27 million compared to December 31, 2023. Total exposure, including unused commitments to extend credit and letters of credit, was $3.4 billion at June 30, 2024 (a utilization rate of 40 percent) and $3.3 billion at December 31, 2023 (a utilization rate of 42 percent). There were no nonaccrual or criticized Energy loans at June 30, 2024, compared to $4 million at December 31, 2023. Net recoveries on Energy loans totaled $9 million for the three- and six-month periods ended June 30, 2024, compared to none for the three months ended March 31, 2024. There were no net charge-offs of Energy loans for the three- and six-month periods ended June 30, 2023.
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
The following tables summarize information about HR C&I loans, which represented 6 percent and 5 percent of total loans at June 30, 2024 and December 31, 2023, respectively.

(in millions)	June 30, 2024	December 31, 2023
Outstandings	$2,921	$2,814
Criticized	265	332

There were $3 million in net charge-offs of leveraged loans during the three months ended June 30, 2024, compared to $6 million for the three months ended March 31, 2024, and $9 million for the six months ended June 30, 2024, compared to $1 million for the six months ended June 30, 2023.
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
The Asset Liability Management Committee (ALCO) of the Corporation establishes and monitors compliance with the policies and risk limits pertaining to market and liquidity risk management activities. ALCO meets regularly to discuss and review market and liquidity risk management strategies and consists of executive and senior management from various areas of the Corporation, including treasury, finance, economics, lending, deposit gathering and risk management. Corporate Treasury helps mitigate market and liquidity risk under the direction of ALCO through the actions it takes to manage the Corporation's market, liquidity and capital positions.
The Corporation performs monthly liquidity stress testing to evaluate its ability to meet funding needs in hypothetical stressed environments. Such environments cover a series of scenarios, including both idiosyncratic and market-wide in nature, which vary in terms of duration and severity. The Corporation's evaluation as of June 30, 2024 projected that sufficient sources of liquidity were available under each series of events.
In addition to assessing liquidity risk on a consolidated basis, Corporate Treasury also monitors the parent company's liquidity and has established liquidity coverage requirements for meeting expected obligations without the support of additional dividends from subsidiaries. ALCO's policy on liquidity risk management requires the parent company to maintain sufficient liquidity to meet expected cash obligations, such as debt service, dividend payments and normal operating expenses, over a period of no less than 12 months. The Corporation had liquid assets of $1.3 billion on an unconsolidated basis at June 30, 2024.
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
Interest Rate Risk
Net interest income is the primary source of revenue for the Corporation. Interest rate risk arises in the normal course of business due to differences in the repricing and cash flow characteristics of assets and liabilities, primarily through the Corporation's core business activities of extending loans and acquiring deposits. The Corporation's balance sheet is predominantly characterized by floating-rate loans funded by core deposits. Including the impact of interest rate swaps converting floating-rate loans to fixed, the Corporation's loan composition at June 30, 2024 was 55 percent fixed-rate, 36 percent overnight to 30-day rate, 6 percent 90-day and greater rates and 3 percent prime. The composition of the loan portfolio creates sensitivity to interest rate movements due to the imbalance between the faster repricing of the floating-rate loan portfolio versus deposit products. In addition, the growth and/or contraction in the Corporation's loans and deposits may lead to changes in sensitivity to interest rate movements in the absence of mitigating actions. Examples of such actions are purchasing fixed-rate investment securities, which provide liquidity to the balance sheet and act to mitigate the inherent interest rate sensitivity, as well as hedging with interest rate swaps and options. Other mitigating factors include interest rate floors on a portion of the loan portfolio.
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

Sensitivity of Net Interest Income to Changes in Interest Rates
The analysis of the impact of changes in interest rates on net interest income under various interest rate scenarios is management's principal risk management technique. Management models a base-case net interest income under an unchanged interest rate environment using a static balance sheet and generates sensitivity scenarios by changing certain model assumptions. Each scenario includes assumptions such as loan growth, investment security prepayment levels, depositor behavior and overall balance sheet mix and growth which are in line with historical patterns. Additionally, the analysis assumes that all loan hedges qualify for hedge accounting. Changes in actual economic activity may result in a materially different interest rate environment as well as a balance sheet structure that is different from the changes management included in its simulation analysis. Model assumptions in the sensitivity scenarios at June 30, 2024 included for the rising rate scenarios, a modest increase in loan balances and a moderate decrease in deposit balances, and for the declining rate scenarios, a modest decrease in loan balances and a moderate increase in deposit balances. In addition, both scenarios assumed loan spreads held at current levels, an incremental interest-bearing deposit beta of approximately 48%, deposit mix shifts based on historical observations, partial reinvestment of securities portfolio cash flows and no additions to interest rate swaps.
The average balance of the securities portfolio included in the analysis was $15.8 billion for the three months ended June 30, 2024 with an average yield of 2.14% and effective duration of 5.5 years.
The table below details components of the variable-rate loan swap portfolio at June 30, 2024.

	Variable-Rate Loan Swaps
(dollar amounts in millions)	Notional Amount	Weighted Average Yield	Years to Maturity (a)
Swaps under contract at June 30, 2024 (b)	$24,150	2.52%	3.5
Weighted average notional active per period:
Full year 2024	23,575	2.50	3.4
Full year 2025	22,973	2.57	3.6
(a)Years to maturity calculated from a starting date of June 30, 2024.
(b)Includes forward starting swaps of $750 million starting in 2024. Excluding forward starting swaps, the weighted average yield was 2.50%.
The analysis also includes interest rate swaps that convert $7.3 billion of fixed-rate medium- and long-term debt and FHLB advances to variable rates through fair value hedges. Additionally, included in this analysis are $15.5 billion of loans that were subject to an average interest rate floor of 51 basis points at June 30, 2024. This base-case net interest income is then compared against interest rate scenarios in which short-term rates rise or decline 100 or 200 basis points (with a floor of zero percent) in a linear, non-parallel fashion from the base case over 12 months, resulting in an average change of 50 or 100 basis points over the period.
The table below, as of June 30, 2024 and December 31, 2023, displays the estimated impact on net interest income during the next 12 months by relating the base case scenario results to those from the rising and declining rate scenarios described above.

	Estimated Annual Change
	June 30, 2024			December 31, 2023
(dollar amounts in millions)	Amount	%		Amount	%
Change in Interest Rates:			Change in Interest Rates:
Rising 100 basis points	$(43)	(2%)	Rising 100 basis points	$(36)	(2%)
(50 basis points on average)			(50 basis points on average)
Declining 100 basis points	28	1	Declining 100 basis points	23	1
(50 basis points on average)			(50 basis points on average)
Rising 200 basis points	(103)	(4)	Rising 200 basis points	(87)	(4)
(100 basis points on average)			(100 basis points on average)
Declining 200 basis points	44	2	Declining 200 basis points	33	1
(100 basis points on average)			(100 basis points on average)
Sensitivity to both rising and declining interest rates was largely unchanged from December 31, 2023 to June 30, 2024.
At June 30, 2024, additional sensitivity scenarios applied the rising and declining 100 basis point scenario assumptions with a 60% incremental deposit beta relative to the base case scenario to assess the impact of the Corporation's deposit beta assumptions. In these rising and declining scenarios, net interest income decreased by $71 million and increased by $47 million, respectively, due to a more rapid repricing pace compared to the standard model assumptions.

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
The table below, as of June 30, 2024 and December 31, 2023, displays the estimated impact on the economic value of equity from the interest rate scenario described above.

	June 30, 2024			December 31, 2023
(dollar amounts in millions)	Amount	%		Amount	%
Change in Interest Rates:			Change in Interest Rates:
Rising 100 basis points	$(661)	(6%)	Rising 100 basis points	$(567)	(4%)
Declining 100 basis points	794	7	Declining 100 basis points	794	6
Rising 200 basis points	(1,375)	(12)	Rising 200 basis points	(1,254)	(10)
Declining 200 basis points	1,472	13	Declining 200 basis points	1,363	11
The negative sensitivity of the economic value of equity to rising rates increased from December 31, 2023 to June 30, 2024 due to changes in balance sheet mix dynamics and updated deposit modeling assumptions. Sensitivity to declining rates increased the economic value of equity in the 200 basis points scenario due to the same factors.
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
BSBY cessation negatively impacted interest income on commercial loans by $3 million for the three months ended June 30, 2024, compared to a benefit of $3 million for the three months ended March 31, 2024. Additionally, BSBY cessation did not impact noninterest income for the three months ended June 30, 2024, compared to a net loss of $39 million in noninterest income for the three months ended March 31, 2024. Refer to Note 5 to the consolidated financial statements for further discussion of re-designated interest rate hedges.
At June 30, 2024, the Corporation had $26.6 billion of exposure to BSBY-based products, including $15.6 billion in loans and $11.0 billion in interest rate swaps. The Corporation ceased originating BSBY-based products and is working to convert BSBY-based loans to other indices as repricing opportunities occur. The Corporation expects that many of the BSBY-based contracts will organically transition to SOFR over the upcoming year, with any remaining contracts transitioning to SOFR through existing fallback language, which for loans is the first repricing date after BSBY cessation occurs in November 2024. For interest rate swaps, the Corporation plans to enact the International Swaps and Derivatives Association (ISDA) Definition and Benchmark Supplement language, as applicable.
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
The Corporation satisfies incremental liquidity needs with either liquid assets or external funding sources. Available liquidity includes cash, FHLB advances and FRB borrowing through the discount window, as well as the market value of unencumbered investment securities, which, if needed, could be utilized as collateral for FHLB advances and FRB borrowings. The Corporation has pledged a portion of its investment securities portfolio to access wholesale funding as needed and does not intend to sell or restructure securities at this time.
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
At June 30, 2024, the Bank had pledged real estate-related loans totaling $22.4 billion and investment securities totaling $6.2 billion to the FHLB, which provided for up to $17.2 billion of collateralized borrowing with the FHLB.
The FRB provides liquidity through its discount window, where banks may borrow funds based on the discounted fair value of pledged assets. At June 30, 2024, the Bank pledged $20.8 billion of investment securities to the FRB, which provided for up to $17.4 billion of collateralized borrowing through the discount window.
The table below details the Corporation's sources of available liquidity at June 30, 2024.

(dollar amounts in millions)	Total Capacity	Borrowings Outstanding	Available Liquidity
Cash on deposit with FRB (a)			$3,924
Unencumbered investment securities (b)			8,158
Secured borrowing facilities:
FHLB	$17,204	$5,250	11,954
FRB	17,366	—	17,366
Total available liquidity			$41,402
(a)Included in interest-bearing deposits with banks on the Consolidated Balance Sheet.
(b)Market value of available-for-sale investment securities that the Corporation can pledge or sell without third-party consent.
The Corporation may also use brokered deposits and external debt as additional sources of funding, and maintains a shelf registration statement with the Securities and Exchange Commission through which it may issue securities. The ability of the Corporation and the Bank to raise unsecured funding at competitive rates is impacted by rating agencies' views of the credit quality, liquidity, capital, earnings and other relevant factors related to the Corporation and the Bank. As of June 30, 2024, the three major rating agencies had assigned the following ratings to long-term senior unsecured obligations of the Corporation and the Bank, as well as long-term deposits at the Bank. A security rating is not a recommendation to buy, sell, or hold securities and may be subject to revision or withdrawal at any time by the assigning rating agency. Each rating should be evaluated independently of any other rating.

	Debt Ratings			Deposit Ratings
	Comerica Incorporated	Comerica Bank		Comerica Bank
June 30, 2024	Rating	Rating	Outlook	Rating
Moody’s Investors Service	Baa1	Baa1	Negative	A1
Fitch Ratings	A-	A-	Negative	A
Standard and Poor’s	BBB	BBB+	Stable	not rated

Deposit Concentrations and Uninsured Deposits
The Corporation's uninsured deposits are well-diversified between geographies, industries and customers. At June 30, 2024, the Retail Bank and general Middle Market segments, both highly diversified and granular, accounted for 39% and 26% of the total deposit base, respectively. Corporate Banking and Technology and Life Sciences comprised 6% and 5% each of total deposits, respectively, which were the largest deposit concentrations of the more specialized business lines.
Uninsured deposits are defined as the portion of deposit accounts in U.S. offices that exceed the FDIC insurance limit and amounts in any other uninsured investment or deposit account that are classified as deposits and are not subject to any federal or state deposit insurance regimes.

	June 30, 2024		December 31, 2023
(Dollar amount in millions)	Amount	Percentage of total deposits	Amount	Percentage of total deposits
Total uninsured deposits, as calculated per regulatory guidelines	$29,509	47%	$31,485	47%
Less: affiliate deposits	(3,882)		(4,064)
Total uninsured deposits, excluding affiliate deposits	$25,627	41%	$27,421	41%
Time deposits otherwise uninsured, which consist of foreign office time deposits, totaled $20 million at June 30, 2024 and all mature in three months or less. Collateralized deposits, consisting of trust deposits as well as deposits of public entities and state and local government agencies, totaled $293 million at June 30, 2024, compared to $687 million at December 31, 2023.
Direct Express Debit MasterCard Program
In July 2024, the Bank received preliminary notification that it was not selected to continue serving as financial agent supporting the Direct Express Debit MasterCard Program for the U.S. Department of the Treasury, Bureau of the Fiscal Service (Treasury), following the contract expiration on January 2, 2025. As financial agent, the Bank has been the exclusive issuer of the Direct Express prepaid debit card for federal benefit recipients. The contract provides for a potential extension of the contract term for up to three years past January 2, 2025, to facilitate an orderly transition. Under the contract, Treasury will use reasonable efforts to notify the Bank by December 3, 2024, of its exercise of the transition period extension option. While the length of the transition is currently unknown, the Corporation believes it may take some time given the scale and complexity of the program as well as its own transition experience.
For the three months ended June 30, 2024, average deposits related to the Direct Express program were $3.3 billion, all of which were noninterest-bearing. Card fee income related to the Direct Express program was $137 million and $29 million for the year ended December 31, 2023 and the three months ended June 30, 2024, respectively. Outside processing expenses related to the Direct Express program were $138 million and $29 million, respectively, for the same periods. The Corporation cannot currently predict the impact that the loss of this contract and the related deposits could have on its financial statements as it will be subject to many factors, including the timing, costs and extent of securing any necessary alternative sources of funding. However, such impact could be material.

CRITICAL ACCOUNTING ESTIMATES
The Corporation’s consolidated financial statements are prepared based on the application of accounting policies, the most significant of which are described in Note 1 to the consolidated financial statements included in the Corporation's 2023 Annual Report. These policies require numerous estimates and strategic or economic assumptions, which may prove inaccurate or subject to variations. Changes in underlying factors, assumptions or estimates could have a material impact on the Corporation’s future financial condition and results of operations. At December 31, 2023, the most critical of these estimates related to the allowance for credit losses, fair value measurement, goodwill, pension plan accounting and income taxes. These estimates were reviewed with the Audit Committee of the Corporation’s Board of Directors and are discussed more fully on pages F-35 through F-38 in the Corporation's 2023 Annual Report. As of the date of this report, there have been no significant changes to the Corporation's critical accounting estimates as disclosed in the Corporation's 2023 Annual Report.

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

(dollar amounts in millions, except per share data)	June 30, 2024	December 31, 2023
Common Equity Tier 1 Capital (a):
Tier 1 capital	$8,980	$8,808
Less:
Fixed-rate reset non-cumulative perpetual preferred stock	394	394
Common equity tier 1 capital	$8,586	$8,414
Risk-weighted assets	$74,338	$75,901
Tier 1 capital ratio	12.08%	11.60%
Common equity tier 1 capital ratio	11.55	11.09
Tangible Common Equity Ratio:
Total shareholders' equity	$6,161	$6,406
Less:
Fixed-rate reset non-cumulative perpetual preferred stock	394	394
Common shareholders' equity	$5,767	$6,012
Less:
Goodwill	635	635
Other intangible assets	7	8
Tangible common equity	$5,125	$5,369
Total assets	$79,597	$85,834
Less:
Goodwill	635	635
Other intangible assets	7	8
Tangible assets	$78,955	$85,191
Common equity ratio	7.24%	7.00%
Tangible common equity ratio	6.49	6.30
Tangible Common Equity per Share of Common Stock:
Common shareholders' equity	$5,767	$6,012
Tangible common equity	5,125	5,369
Shares of common stock outstanding (in millions)	133	132
Common shareholders' equity per share of common stock	$43.49	$45.58
Tangible common equity per share of common stock	38.65	40.70
(a)June 30, 2024 ratios are estimated.
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

(dollar amounts in millions)	June 30, 2024	December 31, 2023
Uninsured Deposits:
Total uninsured deposits, as calculated per regulatory guidelines	$29,509	$31,485
Less: affiliate deposits	(3,882)	(4,064)
Total uninsured deposits, excluding affiliate deposits	$25,627	$27,421

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

ITEM 5. Other Information
No director or officer (as defined in Rule 16a-1(f) of the Exchange Act) of the Corporation adopted, modified or terminated any Rule 10b5-1 trading arrangement or any non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K) during the quarter ended June 30, 2024.

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

10.1†
Comerica Incorporated Amended and Restated 2018 Long-Term Incentive Plan, as Further Amended and Restated (filed as Appendix A to the Corporation’s Definitive Proxy Statement on Schedule DEF14A, filed with the Commission on March 11, 2024, and incorporated herein by reference).

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

101
Financial statements from Quarterly Report on Form 10-Q of the Corporation for the quarter ended June 30, 2024, formatted in Inline XBRL: (i) the Consolidated Balance Sheets (unaudited), (ii) the Consolidated Statements of Comprehensive Income (unaudited), (iii) the Consolidated Statements of Changes in Shareholders' Equity (unaudited), (iv) the Consolidated Statements of Cash Flows (unaudited) and (v) the Notes to Consolidated Financial Statements (unaudited).

104	The cover page from the Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, formatted in Inline XBRL (included in Exhibit 101).

*	The certification attached as Exhibit 32 is not deemed “filed” with the SEC and is not to be incorporated by reference into any filing of the Corporation under the Securities Act of 1933, as amended, or the Exchange Act, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.

†	Management contract or compensatory plan or arrangement.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMERICA INCORPORATED
(Registrant)

/s/ Mauricio A. Ortiz
Mauricio A. Ortiz
Executive Vice President,
Chief Accounting Officer,
Controller and
Duly Authorized Officer
Date: July 26, 2024