Form 10-Q
period 2024-09-30
COMERICA INC /NEW/
filed 2024-10-28
CIK 28412

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________
FORM 10-Q
______________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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
$5 par value common stock: Outstanding as of October 24, 2024: 131,514,178 shares

COMERICA INCORPORATED AND SUBSIDIARIES

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements
CONSOLIDATED BALANCE SHEETS
Comerica Incorporated and Subsidiaries

(in millions, except share data)	September 30, 2024	December 31, 2023
	(unaudited)
ASSETS
Cash and due from banks	$870	$1,443
Interest-bearing deposits with banks	5,523	8,059
Other short-term investments	364	399
Investment securities available-for-sale	15,886	16,869
Commercial loans	25,953	27,251
Real estate construction loans	3,859	5,083
Commercial mortgage loans	14,774	13,686
Lease financing	767	807
International loans	1,003	1,102
Residential mortgage loans	1,901	1,889
Consumer loans	2,260	2,295
Total loans	50,517	52,113
Allowance for loan losses	(686)	(688)
Net loans	49,831	51,425
Premises and equipment	476	445
Accrued income and other assets	6,713	7,194
Total assets	$79,663	$85,834
LIABILITIES AND SHAREHOLDERS’ EQUITY
Noninterest-bearing deposits	$23,819	$27,849
Money market and interest-bearing checking deposits	31,469	28,246
Savings deposits	2,155	2,381
Customer certificates of deposit	3,592	3,723
Other time deposits	2,017	4,550
Foreign office time deposits	25	13
Total interest-bearing deposits	39,258	38,913
Total deposits	63,077	66,762
Short-term borrowings	—	3,565
Accrued expenses and other liabilities	2,434	2,895
Medium- and long-term debt	6,786	6,206
Total liabilities	72,297	79,428
Fixed rate reset non-cumulative perpetual preferred stock, series A, no par value, $100,000 liquidation preference per share:
Authorized - 4,000 shares
Issued - 4,000 shares	394	394
Common stock - $5 par value:
Authorized - 325,000,000 shares
Issued - 228,164,824 shares	1,141	1,141
Capital surplus	2,217	2,224
Accumulated other comprehensive loss	(2,355)	(3,048)
Retained earnings	11,949	11,727
Less cost of common stock in treasury - 95,441,515 shares at 9/30/2024 and 96,266,568 shares at 12/31/2023	(5,980)	(6,032)
Total shareholders’ equity	7,366	6,406
Total liabilities and shareholders’ equity	$79,663	$85,834
See notes to consolidated financial statements (unaudited).

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)
Comerica Incorporated and Subsidiaries

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except per share data)	2024	2023	2024	2023

INTEREST INCOME
Interest and fees on loans	$798	$862	$2,409	$2,491
Interest on investment securities	99	105	302	326
Interest on short-term investments	85	136	261	309
Total interest income	982	1,103	2,972	3,126
INTEREST EXPENSE
Interest on deposits	330	271	952	590
Interest on short-term borrowings	1	125	47	333
Interest on medium- and long-term debt	117	106	358	273
Total interest expense	448	502	1,357	1,196
Net interest income	534	601	1,615	1,930
Provision for credit losses	14	14	28	77
Net interest income after provision for credit losses	520	587	1,587	1,853
NONINTEREST INCOME
Card fees	64	71	194	212
Fiduciary income	57	59	166	179
Service charges on deposit accounts	46	47	137	140
Capital markets income	39	35	106	113
Commercial lending fees	17	19	50	55
Brokerage fees	13	6	37	22
Bank-owned life insurance	12	12	33	36
Letter of credit fees	10	10	30	31
Risk management hedging income (loss)	7	17	(1)	32
Other noninterest income	12	19	52	60
Total noninterest income	277	295	804	880
NONINTEREST EXPENSES
Salaries and benefits expense	335	315	1,006	947
Outside processing fee expense	69	75	205	207
Software expense	46	44	135	127
Occupancy expense	46	44	134	126
Equipment expense	13	12	38	36
FDIC insurance expense	11	19	66	48
Advertising expense	10	12	30	30
Other noninterest expenses	32	34	106	120
Total noninterest expenses	562	555	1,720	1,641
Income before income taxes	235	327	671	1,092
Provision for income taxes	51	76	143	244
NET INCOME	184	251	528	848
Less:
Income allocated to participating securities	1	1	3	4
Preferred stock dividends	6	6	17	17
Net income attributable to common shares	$177	$244	$508	$827
Earnings per common share:
Basic	$1.34	$1.85	$3.83	$6.27
Diluted	1.33	1.84	3.80	6.24
Comprehensive income (loss)	1,292	(533)	1,221	50
Cash dividends declared on common stock	94	94	283	282
Cash dividends declared per common share	0.71	0.71	2.13	2.13
See notes to consolidated financial statements (unaudited).

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (unaudited)
Comerica Incorporated and Subsidiaries

					Accumulated Other Comprehensive Loss
	Nonredeemable Preferred Stock	Common Stock						Total Shareholders' Equity
		Shares Outstanding		Capital Surplus		Retained Earnings	Treasury Stock
(in millions, except per share data)			Amount
BALANCE AT JUNE 30, 2023	$394	131.7	$1,141	$2,212	$(3,756)	$11,648	$(6,044)	$5,595
Net income	—	—	—	—	—	251	—	251
Other comprehensive loss, net of tax	—	—	—	—	(784)	—	—	(784)
Cash dividends declared on common stock ($0.71 per share)	—	—	—	—	—	(94)	—	(94)
Cash dividends declared on preferred stock	—	—	—	—	—	(6)	—	(6)
Net issuance of common stock under employee stock plans	—	0.1	—	(1)	—	(3)	5	1
Share-based compensation	—	—	—	9	—	—	—	9
BALANCE AT SEPTEMBER 30, 2023	$394	131.8	$1,141	$2,220	$(4,540)	$11,796	$(6,039)	$4,972
BALANCE AT JUNE 30, 2024	$394	132.6	$1,141	$2,210	$(3,463)	$11,867	$(5,988)	$6,161
Net income	—	—	—	—	—	184	—	184
Other comprehensive income, net of tax	—	—	—	—	1,108	—	—	1,108
Cash dividends declared on common stock ($0.71 per share)	—	—	—	—	—	(94)	—	(94)
Cash dividends declared on preferred stock	—	—	—	—	—	(6)	—	(6)
Net issuance of common stock under employee stock plans	—	0.1	—	(2)	—	(2)	8	4
Share-based compensation	—	—	—	9	—	—	—	9
BALANCE AT SEPTEMBER 30, 2024	$394	132.7	$1,141	$2,217	$(2,355)	$11,949	$(5,980)	$7,366
BALANCE AT DECEMBER 31, 2022	$394	131.0	$1,141	$2,220	$(3,742)	$11,258	$(6,090)	$5,181
Net income	—	—	—	—	—	848	—	848
Other comprehensive loss, net of tax	—	—	—	—	(798)	—	—	(798)
Cash dividends declared on common stock ($2.13 per share)	—	—	—	—	—	(282)	—	(282)
Cash dividends declared on preferred stock	—	—	—	—	—	(17)	—	(17)
Net issuance of common stock under employee stock plans	—	0.8	—	(44)	—	(11)	51	(4)
Share-based compensation	—	—	—	44	—	—	—	44
BALANCE AT SEPTEMBER 30, 2023	$394	131.8	$1,141	$2,220	$(4,540)	$11,796	$(6,039)	$4,972
BALANCE AT DECEMBER 31, 2023	$394	131.9	$1,141	$2,224	$(3,048)	$11,727	$(6,032)	$6,406
Cumulative effect of change in accounting principle (a)	—	—	—	—	—	(4)	—	(4)
Net income	—	—	—	—	—	528	—	528
Other comprehensive income, net of tax	—	—	—	—	693	—	—	693
Cash dividends declared on common stock ($2.13 per share)	—	—	—	—	—	(283)	—	(283)
Cash dividends declared on preferred stock	—	—	—	—	—	(17)	—	(17)
Net issuance of common stock under employee stock plans	—	0.8	—	(52)	—	(2)	52	(2)
Share-based compensation	—	—	—	45	—	—	—	45
BALANCE AT SEPTEMBER 30, 2024	$394	132.7	$1,141	$2,217	$(2,355)	$11,949	$(5,980)	$7,366
See notes to consolidated financial statements (unaudited).
(a)Effective January 1, 2024, the Corporation adopted ASU 2023-02, which expanded the permitted use of the proportional amortization method to certain tax credit investments.

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
Comerica Incorporated and Subsidiaries

	Nine Months Ended September 30,
(in millions)	2024	2023

OPERATING ACTIVITIES
Net income	$528	$848
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	28	77
Provision (benefit) for deferred income taxes	13	(25)
Depreciation and amortization	70	64
Net periodic defined benefit credit	(36)	(20)
Share-based compensation expense	45	44
Net amortization of securities	8	15
Net gains on sales of foreclosed property and other bank property	—	(22)
Net change in:
Accrued income receivable	55	(70)
Accrued expenses payable	(188)	134
Other, net	432	(916)
Net cash provided by operating activities	955	129
INVESTING ACTIVITIES
Investment securities available-for-sale:
Maturities and redemptions	1,524	2,061
Purchases	(130)	—
Net change in loans	1,561	(15)
Proceeds from sales of foreclosed property and other bank property	—	27
Net increase in premises and equipment	(118)	(93)
Federal Home Loan Bank stock:
Purchases	(551)	(504)
Redemptions	697	274
Proceeds from bank-owned life insurance settlements	26	27
Other, net	(1)	2
Net cash provided by investing activities	3,008	1,779
FINANCING ACTIVITIES
Net change in:
Deposits	(3,705)	(4,529)
Short-term borrowings	(3,565)	1,601
Medium- and long-term debt:
Maturities and redemptions	(500)	(850)
Issuances and advances	1,000	4,000
Cash dividends paid on preferred stock	(17)	(17)
Common stock:
Stock tendered for payment of withholding taxes	(13)	(16)
Cash dividends paid	(278)	(274)
Issuances under employee stock plans	5	9
Other, net	1	(2)
Net cash used in financing activities	(7,072)	(78)
Net (decrease) increase in cash and cash equivalents	(3,109)	1,830
Cash and cash equivalents at beginning of period	9,502	6,282
Cash and cash equivalents at end of period	$6,393	$8,112
Interest paid	$1,489	$1,005
Income taxes paid	77	255
See notes to consolidated financial statements (unaudited).

NOTE 1 - BASIS OF PRESENTATION AND ACCOUNTING POLICIES
Organization
The accompanying unaudited consolidated financial statements were prepared in accordance with United States (U.S.) generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation were included. The results of operations for the three and nine months ended September 30, 2024 are not necessarily indicative of the results that may be expected for the year ending December 31, 2024. Certain items in prior periods were reclassified to conform to the current presentation. The accompanying unaudited financial statements should be read in conjunction with the consolidated financial statements and footnotes included in the Annual Report on Form 10-K of Comerica Incorporated and Subsidiaries (the Corporation) for the year ended December 31, 2023 (2023 Annual Report).
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
Recently Issued Accounting Pronouncements
In November 2023, the FASB issued ASU No. 2023-07 "Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures" (ASU 2023-07). The update requires enhanced disclosures about significant segment expenses, enhanced interim disclosure requirements, clarification for when multiple segment measures of profit or loss can be disclosed and other requirements intended to improve overall reportable segment disclosures in annual and interim periods. ASU 2023-07 is effective for the Corporation in the annual period beginning on January 1, 2024 and interim periods beginning on January 1, 2025 with retrospective application to all prior periods presented. Early adoption is permitted. The Corporation will provide the enhanced disclosures, including expanded expense categories by segment, beginning with the Annual Report on Form 10-K for the year ended December 31, 2024.
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
Assets and Liabilities Recorded at Fair Value on a Recurring Basis
The following tables present the recorded amount of assets and liabilities measured at fair value on a recurring basis as of September 30, 2024 and December 31, 2023.

(in millions)	Total	Level 1	Level 2	Level 3
September 30, 2024
Deferred compensation plan assets	$91	$91	$—	$—
Equity securities	47	47	—	—
Investment securities available-for-sale:
U.S. Treasury securities	1,169	1,169	—	—
Residential mortgage-backed securities (a)	9,825	—	9,825	—
Commercial mortgage-backed securities (a)	4,892	—	4,892	—
Total investment securities available-for-sale	15,886	1,169	14,717	—
Derivative assets:
Interest rate contracts	197	—	197	—
Energy contracts	593	—	593	—
Foreign exchange contracts	42	—	42	—
Total derivative assets	832	—	832	—
Total assets at fair value	$16,856	$1,307	$15,549	$—
Derivative liabilities:
Interest rate contracts	$340	$—	$340	$—
Energy contracts	572	—	572	—
Foreign exchange contracts	37	—	37	—
Other financial derivative liabilities	11	—	—	11
Total derivative liabilities	960	—	949	11
Deferred compensation plan liabilities	91	91	—	—
Total liabilities at fair value	$1,051	$91	$949	$11
December 31, 2023
Deferred compensation plan assets	$104	$104	$—	$—
Equity securities	39	39	—	—
Investment securities available-for-sale:
U.S. Treasury securities	1,605	1,605	—	—
Residential mortgage-backed securities (a)	10,519	—	10,519	—
Commercial mortgage-backed securities (a)	4,745	—	4,745	—
Total investment securities available-for-sale	16,869	1,605	15,264	—
Derivative assets:
Interest rate contracts	225	—	225	—
Energy contracts	758	—	758	—
Foreign exchange contracts	36	—	36	—
Total derivative assets	1,019	—	1,019	—
Total assets at fair value	$18,031	$1,748	$16,283	$—
Derivative liabilities:
Interest rate contracts	$435	$—	$435	$—
Energy contracts	736	—	736	—
Foreign exchange contracts	35	—	35	—
Other financial derivative liabilities	12	—	—	12
Total derivative liabilities	1,218	—	1,206	12
Deferred compensation plan liabilities	104	104	—	—
Total liabilities at fair value	$1,322	$104	$1,206	$12
(a)Issued and/or guaranteed by U.S. government agencies or U.S. government-sponsored enterprises.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries
    There were no transfers of assets or liabilities recorded at fair value on a recurring basis into or out of Level 3 fair value measurements during the three- and nine-month periods ended September 30, 2024 and 2023.
The following table summarizes the changes in Level 3 assets and liabilities measured at fair value on a recurring basis for the three- and nine-month periods ended September 30, 2024 and 2023.

		Net Realized/Unrealized Gains (Losses) (Pretax) Recorded in Earnings (a)
(in millions)	Balance at Beginning of Period	Realized	Unrealized	Balance at End of Period
Three Months Ended September 30, 2024
Derivative liabilities:
Other financial derivative liabilities	$(6)	$—	$(5)	$(11)
Three Months Ended September 30, 2023
Derivative liabilities:
Other financial derivative liabilities	(14)	—	1	(13)
Nine Months Ended September 30, 2024
Derivative liabilities:
Other financial derivative liabilities	(12)	6	(5)	(11)
Nine Months Ended September 30, 2023
Derivative liabilities:
Other financial derivative liabilities	(12)	—	(1)	(13)
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

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries
The following table presents assets recorded at fair value on a nonrecurring basis at September 30, 2024 and December 31, 2023. No liabilities were recorded at fair value on a nonrecurring basis at September 30, 2024 and December 31, 2023.

(in millions)	Level 3
September 30, 2024
Loans:
Commercial	$41
Commercial mortgage	60
Residential mortgage	4
Total loans	105
Loans held-for-sale	202
Other real estate	7
Total assets at fair value	$314
December 31, 2023
Loans:
Commercial	$12
Commercial mortgage	16
International	16
Total loans	44
Loans held-for-sale	231
Other real estate	5
Total assets at fair value	$280
Level 3 assets recorded at fair value on a nonrecurring basis at September 30, 2024 and December 31, 2023 included loans with a specific allowance and certain bank property held for sale, both measured based on the fair value of collateral. The unobservable inputs were the additional adjustments applied by management to the appraised values to reflect such factors as non-current appraisals and revisions to estimated time to sell. These adjustments are determined based on qualitative judgments made by management on a case-by-case basis and are not observable inputs, although they are used in the determination of fair value. At September 30, 2024 and December 31, 2023, loans held-for-sale classified as Level 3 represented loans held-for-sale in less liquid markets requiring significant management assumptions when determining fair value.

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
The carrying amount and estimated fair value of financial instruments not recorded at fair value in their entirety on a recurring basis on the Corporation’s Consolidated Balance Sheets are as follows:

	Carrying Amount	Estimated Fair Value
(in millions)		Total	Level 1	Level 2	Level 3
September 30, 2024
Assets
Cash and due from banks	$870	$870	$870	$—	$—
Interest-bearing deposits with banks	5,523	5,523	5,523	—	—
Other short-term investments	21	21	21	—	—
Total loans, net of allowance for loan losses (a)	49,831	50,043	—	—	50,043
Liabilities
Demand deposits	57,443	57,443	—	57,443	—
Time deposits	5,634	5,673	—	5,673	—
Total deposits	63,077	63,116	—	63,116	—
Medium- and long-term debt	6,786	6,867	—	6,867	—
Credit-related financial instruments	(66)	(66)	—	—	(66)
December 31, 2023
Assets
Cash and due from banks	$1,443	$1,443	$1,443	$—	$—
Interest-bearing deposits with banks	8,059	8,059	8,059	—	—
Other short-term investments	24	24	24	—	—
Total loans, net of allowance for loan losses (a)	51,425	50,633	—	—	50,633
Liabilities
Demand deposits	58,476	58,476	—	58,476	—
Time deposits	8,286	8,391	—	8,391	—
Total deposits	66,762	66,867	—	66,867	—
Short-term borrowings	3,565	3,565	3,565	—	—
Medium- and long-term debt	6,206	6,207	—	6,207	—
Credit-related financial instruments	(72)	(72)	—	—	(72)
(a)Included $105 million and $44 million of loans recorded at fair value on a nonrecurring basis at September 30, 2024 and December 31, 2023, respectively.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries
NOTE 3 - INVESTMENT SECURITIES
A summary of the Corporation’s investment securities follows:

(in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
September 30, 2024
Investment securities available-for-sale:
U.S. Treasury securities	$1,197	$—	$28	$1,169
Residential mortgage-backed securities (a)	11,677	—	1,852	9,825
Commercial mortgage-backed securities (a)	5,265	—	373	4,892
Total investment securities available-for-sale	$18,139	$—	$2,253	$15,886
December 31, 2023
Investment securities available-for-sale:
U.S. Treasury securities	$1,681	$—	$76	$1,605
Residential mortgage-backed securities (a)	12,607	—	2,088	10,519
Commercial mortgage-backed securities (a)	5,253	—	508	4,745
Total investment securities available-for-sale	$19,541	$—	$2,672	$16,869
(a)Issued and/or guaranteed by U.S. government agencies or U.S. government-sponsored enterprises.
A summary of the Corporation’s investment securities in an unrealized loss position as of September 30, 2024 and December 31, 2023 follows:

	Less than 12 Months		12 Months or more		Total
(in millions, except securities count)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Count
September 30, 2024
U.S. Treasury securities	$—	$—	$1,086	$28	$1,086	$28	13
Residential mortgage-backed securities (a)	1	—	9,822	1,852	9,823	1,852	929
Commercial mortgage-backed securities (a)	—	—	4,878	373	4,878	373	252
Total temporarily impaired securities	$1	$—	$15,786	$2,253	$15,787	$2,253	1,194
December 31, 2023
U.S. Treasury securities	$—	$—	$1,605	$76	$1,605	$76	19
Residential mortgage-backed securities (a)	10	—	10,507	2,088	10,517	2,088	978
Commercial mortgage-backed securities (a)	—	—	4,745	508	4,745	508	253
Total temporarily impaired securities	$10	$—	$16,857	$2,672	$16,867	$2,672	1,250
(a)Issued and/or guaranteed by U.S. government agencies or U.S. government-sponsored enterprises.
Unrealized losses on investment securities resulted from changes in market interest rates. The Corporation’s portfolio is comprised of securities issued or guaranteed by U.S. government agencies or government-sponsored enterprises. As such, it is expected that the securities would not be settled at a price less than the amortized cost of the investments. Further, the Corporation does not intend to sell the investments, and it is not more-likely-than-not that it will be required to sell the investments before recovery of amortized costs. No allowance for credit losses was recorded on securities in an unrealized loss position at September 30, 2024 or December 31, 2023.
Interest receivable on investment securities totaled $36 million at September 30, 2024 and $40 million at December 31, 2023 and was included in accrued income and other assets on the Consolidated Balance Sheets. The investment securities portfolio included floating-rate securities with a fair value of $3 million and $4 million at September 30, 2024 and December 31, 2023, respectively.
There were no sales, calls or write-downs of investment securities available-for-sale during the three- and nine-month periods ended September 30, 2024 or September 30, 2023.

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

(in millions)
September 30, 2024	Amortized Cost	Fair Value
Contractual maturity
One year or less	$992	$972
After one year through five years	553	531
After five years through ten years	5,149	4,783
After ten years	11,445	9,600
Total investment securities	$18,139	$15,886
At September 30, 2024, investment securities with a carrying value of $7.3 billion were pledged where permitted or required by law. Pledges included $6.4 billion to the Federal Home Loan Bank (FHLB) as collateral for current advances and potential future borrowings as well as $924 million to secure $375 million of liabilities, consisting of trust deposits, deposits of public entities and state and local government agencies as well as derivative instruments. For information on FHLB borrowings, refer to Note 8.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries
NOTE 4 – CREDIT QUALITY AND ALLOWANCE FOR CREDIT LOSSES
The following table presents an aging analysis of the amortized cost basis of loans.

	Loans Past Due and Still Accruing
(in millions)	30-59 Days	60-89 Days	90 Days or More	Total	Nonaccrual Loans	Current Loans	Total Loans
September 30, 2024
Business loans:
Commercial	$24	$44	$14	$82	$97	$25,774	$25,953
Real estate construction:
Commercial Real Estate business line (a)	—	—	—	—	—	3,571	3,571
Other business lines (b)	4	—	—	4	—	284	288
Total real estate construction	4	—	—	4	—	3,855	3,859
Commercial mortgage:
Commercial Real Estate business line (a)	6	—	—	6	18	6,172	6,196
Other business lines (b)	32	6	7	45	70	8,463	8,578
Total commercial mortgage	38	6	7	51	88	14,635	14,774
Lease financing	5	—	—	5	1	761	767
International	—	—	—	—	3	1,000	1,003
Total business loans	71	50	21	142	189	46,025	46,356
Retail loans:
Residential mortgage	11	3	—	14	36	1,851	1,901
Consumer:
Home equity	8	2	—	10	25	1,759	1,794
Other consumer	2	—	—	2	—	464	466
Total consumer	10	2	—	12	25	2,223	2,260
Total retail loans	21	5	—	26	61	4,074	4,161
Total loans	$92	$55	$21	$168	$250	$50,099	$50,517
December 31, 2023
Business loans:
Commercial	$48	$14	$10	$72	$75	$27,104	$27,251
Real estate construction:
Commercial Real Estate business line (a)	—	—	—	—	—	4,570	4,570
Other business lines (b)	3	—	—	3	2	508	513
Total real estate construction	3	—	—	3	2	5,078	5,083
Commercial mortgage:
Commercial Real Estate business line (a)	5	—	—	5	18	4,704	4,727
Other business lines (b)	49	12	9	70	23	8,866	8,959
Total commercial mortgage	54	12	9	75	41	13,570	13,686
Lease financing	4	—	—	4	—	803	807
International	—	—	1	1	20	1,081	1,102
Total business loans	109	26	20	155	138	47,636	47,929
Retail loans:
Residential mortgage	10	6	—	16	19	1,854	1,889
Consumer:
Home equity	11	5	—	16	21	1,755	1,792
Other consumer	31	—	—	31	—	472	503
Total consumer	42	5	—	47	21	2,227	2,295
Total retail loans	52	11	—	63	40	4,081	4,184
Total loans	$161	$37	$20	$218	$178	$51,717	$52,113
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

September 30, 2024	Vintage Year
(in millions)	2024	2023	2022	2021	2020	Prior	Revolvers	Revolvers Converted to Term	Total
Business loans:
Commercial
Pass (a)	$2,365	$2,327	$2,067	$1,223	$453	$1,239	$14,934	$16	$24,624
Criticized (b)	59	116	201	217	32	74	629	1	1,329
Total commercial	2,424	2,443	2,268	1,440	485	1,313	15,563	17	25,953
Commercial gross charge-offs	1	1	7	18	9	8	5	1	50
Real estate construction
Pass (a)	104	661	2,005	730	39	26	256	—	3,821
Criticized (b)	—	—	36	—	—	2	—	—	38
Total real estate construction	104	661	2,041	730	39	28	256	—	3,859
Commercial mortgage
Pass (a)	1,014	1,613	3,481	2,726	1,505	2,677	810	—	13,826
Criticized (b)	76	185	262	66	54	287	18	—	948
Total commercial mortgage	1,090	1,798	3,743	2,792	1,559	2,964	828	—	14,774
Commercial mortgage gross charge-offs	—	—	11	—	—	5	—	—	16
Lease financing
Pass (a)	221	228	91	92	34	91	—	—	757
Criticized (b)	2	5	1	—	—	2	—	—	10
Total lease financing	223	233	92	92	34	93	—	—	767
Lease financing gross charge-offs	1	—	3	—	—	—	—	—	4
International
Pass (a)	211	104	140	64	24	28	413	—	984
Criticized (b)	7	2	2	6	—	1	1	—	19
Total international	218	106	142	70	24	29	414	—	1,003
International gross charge-offs	1	—	—	—	—	—	—	—	1
Total business loans	4,059	5,241	8,286	5,124	2,141	4,427	17,061	17	46,356
Retail loans:
Residential mortgage
Pass (a)	120	240	281	360	426	436	—	—	1,863
Criticized (b)	4	1	1	2	—	30	—	—	38
Total residential mortgage	124	241	282	362	426	466	—	—	1,901
Consumer:
Home equity
Pass (a)	—	—	—	—	—	6	1,680	76	1,762
Criticized (b)	—	—	—	—	—	—	26	6	32
Total home equity	—	—	—	—	—	6	1,706	82	1,794
Other consumer
Pass (a)	25	12	28	16	7	49	326	—	463
Criticized (b)	—	—	2	—	—	—	1	—	3
Total other consumer	25	12	30	16	7	49	327	—	466
Other consumer gross charge-offs	—	—	—	—	—	1	—	—	1
Total consumer	25	12	30	16	7	55	2,033	82	2,260
Total retail loans	149	253	312	378	433	521	2,033	82	4,161
Total loans	$4,208	$5,494	$8,598	$5,502	$2,574	$4,948	$19,094	$99	$50,517

Table continues on the following page.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

December 31, 2023	Vintage Year
	2023	2022	2021	2020	2019	Prior	Revolvers	Revolvers Converted to Term	Total
Business loans:
Commercial
Pass (a)	$3,105	$3,013	$2,072	$593	$610	$1,033	$15,394	$13	$25,833
Criticized (b)	85	169	226	42	59	75	760	2	1,418
Total commercial	3,190	3,182	2,298	635	669	1,108	16,154	15	27,251
Commercial gross charge-offs	1	11	2	1	11	12	3	1	42
Real estate construction
Pass (a)	503	2,205	1,581	329	43	36	288	—	4,985
Criticized (b)	2	53	34	2	7	—	—	—	98
Total real estate construction	505	2,258	1,615	331	50	36	288	—	5,083
Commercial mortgage
Pass (a)	1,680	3,129	2,173	1,786	981	2,271	893	—	12,913
Criticized (b)	15	232	99	34	248	141	4	—	773
Total commercial mortgage	1,695	3,361	2,272	1,820	1,229	2,412	897	—	13,686
Commercial mortgage gross charge-offs	—	—	—	—	3	1	—	—	4
Lease financing
Pass (a)	173	319	110	47	34	94	—	—	777
Criticized (b)	5	8	3	3	7	4	—	—	30
Total lease financing	178	327	113	50	41	98	—	—	807
International
Pass (a)	286	168	89	35	76	2	415	—	1,071
Criticized (b)	15	2	7	—	—	6	1	—	31
Total international	301	170	96	35	76	8	416	—	1,102
International gross charge-offs	12	—	—	—	—	1	—	—	13
Total business loans	5,869	9,298	6,394	2,871	2,065	3,662	17,755	15	47,929
Retail loans:
Residential mortgage
Pass (a)	254	296	373	450	131	360	—	—	1,864
Criticized (b)	2	—	1	—	—	22	—	—	25
Total residential mortgage	256	296	374	450	131	382	—	—	1,889
Consumer:
Home equity
Pass (a)	—	—	—	—	—	8	1,695	59	1,762
Criticized (b)	—	—	—	—	—	—	28	2	30
Total home equity	—	—	—	—	—	8	1,723	61	1,792
Home equity gross charge-offs	—	—	—	—	—	—	2	—	2
Other consumer
Pass (a)	23	38	22	8	4	46	362	—	503
Total other consumer	23	38	22	8	4	46	362	—	503
Other consumer gross charge-offs	—	—	—	—	1	—	—	—	1
Total consumer	23	38	22	8	4	54	2,085	61	2,295
Total retail loans	279	334	396	458	135	436	2,085	61	4,184
Total loans	$6,148	$9,632	$6,790	$3,329	$2,200	$4,098	$19,840	$76	$52,113
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

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries
Loan interest receivable totaled $277 million and $313 million at September 30, 2024 and December 31, 2023, respectively, and was included in accrued income and other assets on the Consolidated Balance Sheets.
Allowance for Credit Losses
The following table details the changes in the allowance for credit losses.

	2024			2023
(in millions)	Business Loans	Retail Loans	Total	Business Loans	Retail Loans	Total
Three Months Ended September 30
Balance at beginning of period:
Allowance for loan losses	$620	$66	$686	$614	$70	$684
Allowance for credit losses on lending-related commitments	23	8	31	34	10	44
Allowance for credit losses	643	74	717	648	80	728
Loan charge-offs	(23)	—	(23)	(13)	(1)	(14)
Recoveries on loans previously charged-off	12	—	12	7	1	8
Net loan charge-offs	(11)	—	(11)	(6)	—	(6)
Provision for credit losses:
Provision for loan losses	9	2	11	18	(2)	16
Provision for credit losses on lending-related commitments	3	—	3	(1)	(1)	(2)
Provision for credit losses	12	2	14	17	(3)	14
Balance at end of period:
Allowance for loan losses	618	68	686	626	68	694
Allowance for credit losses on lending-related commitments	26	8	34	33	9	42
Allowance for credit losses	$644	$76	$720	$659	$77	$736
Nine Months Ended September 30
Balance at beginning of period
Allowance for loan losses	$620	$68	$688	$541	$69	$610
Allowance for credit losses on lending-related commitments	31	9	40	40	11	51
Allowance for credit losses	651	77	728	581	80	661
Loan charge-offs	(71)	(1)	(72)	(34)	(3)	(37)
Recoveries on loans previously charged-off	34	2	36	33	2	35
Net loan (charge-offs) recoveries	(37)	1	(36)	(1)	(1)	(2)
Provision for credit losses:
Provision for loan losses	35	(1)	34	86	—	86
Provision for credit losses on lending-related commitments	(5)	(1)	(6)	(7)	(2)	(9)
Provision for credit losses	30	(2)	28	79	(2)	77
Balance at end of period:
Allowance for loan losses	618	68	686	626	68	694
Allowance for credit losses on lending-related commitments	26	8	34	33	9	42
Allowance for credit losses	$644	$76	$720	$659	$77	$736
Allowance for loan losses as a percentage of total loans	1.33%	1.63%	1.36%	1.27%	1.62%	1.30%
Allowance for credit losses as a percentage of total loans	1.39	1.83	1.43	1.34	1.84	1.38

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries
Nonaccrual Loans
The following table presents additional information regarding nonaccrual loans. Interest income of $2 million was recognized on nonaccrual loans at both the three-month periods ended September 30, 2024 and 2023. The Corporation recognized interest income on nonaccrual loans of $8 million at both nine months ended September 30, 2024 and 2023.

(in millions)	Nonaccrual Loans with No Related Allowance	Nonaccrual Loans with Related Allowance	Total Nonaccrual Loans
September 30, 2024
Business loans:
Commercial	$22	$75	$97
Commercial mortgage:
Commercial Real Estate business line (a)	—	18	18
Other business lines (b)	8	62	70
Total commercial mortgage	8	80	88
Lease financing	—	1	1
International	—	3	3
Total business loans	30	159	189
Retail loans:
Residential mortgage	36	—	36
Consumer:
Home equity	25	—	25
Total retail loans	61	—	61
Total nonaccrual loans	$91	$159	$250
December 31, 2023
Business loans:
Commercial	$47	$28	$75
Real estate construction:
Other business lines (b)	2	—	2
Commercial mortgage:
Commercial Real Estate business line (a)	—	18	18
Other business lines (b)	17	6	23
Total commercial mortgage	17	24	41
International	3	17	20
Total business loans	69	69	138
Retail loans:
Residential mortgage	19	—	19
Consumer:
Home equity	21	—	21
Total consumer	21	—	21
Total retail loans	40	—	40
Total nonaccrual loans	$109	$69	$178
(a)Primarily loans to real estate developers.
(b)Primarily loans secured by owner-occupied real estate.
Foreclosed Properties
Foreclosed properties were insignificant at both September 30, 2024 and December 31, 2023. Retail loans secured by residential real estate properties in process of foreclosure included in nonaccrual loans were $4 million at September 30, 2024 and insignificant at December 31, 2023.

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
The following table displays the amortized cost basis of FDMs at September 30, 2024 and 2023 that were restructured during the three- and nine-month periods ended September 30, 2024 and 2023 by type of modification.

(in millions)	Term Extension (a)	Payment Delay (a)	Interest Rate Reduction	Combinations (b)	Total	Percent of Total Class
Three Months Ended September 30, 2024
Business loans:
Commercial	$93	$—	$—	$5	$98	0.38%
Commercial mortgage:
Other business lines (c)	9	—	—	—	9	0.11
Total commercial mortgage	9	—	—	—	9	0.06
International	2	—	—	—	2	0.16
Total business loans	104	—	—	5	109	0.24
Retail loans:
Residential mortgage	5	—	—	—	5	0.27%
Consumer:
Home equity	—	3	3	1	7	0.39
Total consumer	—	3	3	1	7	0.31
Total retail loans	5	3	3	1	12	0.29
Total loans	$109	$3	$3	$6	$121	0.24%
Three Months Ended September 30, 2023
Business loans:
Commercial	$54	$—	$4	$—	$58	0.20%
Real estate construction:
Other business lines (c)	8	—	—	—	8	1.44
Total real estate construction	8	—	—	—	8	0.17
Commercial mortgage:
Other business lines (c)	1	—	—	6	7	0.08
Total commercial mortgage	1	—	—	6	7	0.05
Total business loans	63	—	4	6	73	0.15
Consumer:
Home equity	—	—	1	1	2	0.11
Total consumer	—	—	1	1	2	0.09
Total retail loans	—	—	1	1	2	0.05
Total loans	$63	$—	$5	$7	$75	0.14%

Table continues on the following page.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

(in millions)	Term Extension (a)	Payment Delay (a)	Interest Rate Reduction	Combinations (b)	Total	Percent of Total Class
Nine Months Ended September 30, 2024
Business loans:
Commercial	$204	$—	$—	$19	$223	0.86%
Commercial mortgage:
Other business lines (c)	22	—	—	—	22	0.26
Total commercial mortgage	22	—	—	—	22	0.15
International	4	—	—	—	4	0.37
Total business loans	230	—	—	19	249	0.54
Retail loans:
Residential mortgage	5	—	—	—	5	0.27
Consumer:
Home equity	1	3	4	2	10	0.55
Total consumer	1	3	4	2	10	0.43
Total retail loans	6	3	4	2	15	0.36
Total loans	$236	$3	$4	$21	$264	0.52%
Nine Months Ended September 30, 2023
Business loans:
Commercial	$87	$21	$4	$1	$113	0.39%
Real estate construction:
Other business lines (c)	8	—	—	—	8	1.44
Total real estate construction	8	—	—	—	8	0.17
Commercial mortgage:
Other business lines (c)	4	—	1	11	16	0.18
Total commercial mortgage	4	—	1	11	16	0.12
Total business loans	99	21	5	12	137	0.28
Consumer:
Home equity	1	—	1	1	3	0.15
Total consumer	1	—	1	1	3	0.13
Total retail loans	1	—	1	1	3	0.07
Total loans	$100	$21	$6	$13	$140	0.26%
(a)Represents loan balances where terms were extended or payments were delayed by a more than an insignificant time period, typically more than 180 days, at or above contractual interest rates.
(b)Relates to FDMs where more than one type of modification was made. For the three- and nine-month periods ended September 30, 2024 and 2023, this primarily related to modifications where the interest rate was reduced and the term was extended.
(c)Primarily loans secured by owner-occupied real estate.
(d)Primarily loans to real estate developers.
There were no commitments to lend additional funds to borrowers experiencing financial difficulty whose terms had been restructured at September 30, 2024 and December 31, 2023.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries
The following table summarizes the financial impacts of loan modifications made during the three- and nine-month periods ended September 30, 2024 and 2023.

	Weighted-Average Term Extension (in months)	Weighted-Average Interest Rate Reduction
Three Months Ended September 30, 2024
Business loans:
Commercial	12.7	(1.00)%
Commercial mortgage:
Other business lines (a)	16.9	—
Total commercial mortgage	16.9	—
International	10.7	—
Total business loans	13.0	(1.00)
Retail loans:
Residential mortgage	95.1	—
Consumer:
Home equity	120.0	(4.34)
Total consumer	120.0	(4.34)
Total retail loans	100.0	(4.34)
Total loans	17.8	(2.51)%
Three Months Ended September 30, 2023
Business loans:
Commercial	7.4	(0.50)%
Real estate construction:
Other business lines (a)	6.0	—
Total real estate construction	6.0	—
Commercial mortgage:
Other business lines (a)	8.7	(1.00)
Total commercial mortgage	8.7	(1.00)
Total business loans	7.4	(0.81)
Retail loans:
Consumer:
Home equity	131.1	(2.85)
Total consumer	131.1	(2.85)
Total retail loans	131.1	(2.85)
Total loans	9.2	(1.09)%

Table continues on the following page.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

	Weighted-Average Term Extension (in months)	Weighted-Average Interest Rate Reduction
Nine Months Ended September 30, 2024
Business loans:
Commercial	12.7	(1.23)%
Commercial mortgage:
Other business lines (a)	12.3	—
Total commercial mortgage	12.3	—
International	11.4	—
Total business loans	12.6	(1.23)
Retail loans:
Residential mortgage	95.1	—
Consumer:
Home equity	119.3	(4.01)
Total consumer	119.3	(4.01)
Total retail loans	103.2	(4.01)
Total loans	15.3	(1.91)%
Nine Months Ended September 30, 2023
Business loans:
Commercial	8.0	(0.49)%
Real estate construction:
Other business lines (a)	6.0	—
Total real estate construction	6.0	—
Commercial mortgage:
Other business lines (a)	22.0	(0.79)
Total commercial mortgage	22.0	(0.79)
Total business loans	9.7	(0.70)
Retail loans:
Consumer:
Home equity	129.0	(2.64)
Total consumer	129.0	(2.64)
Total retail loans	129.0	(2.64)
Total loans	11.0	(0.89)%
(a)Primarily loans secured by owner-occupied real estate.
(b)Primarily loans to real estate developers.
On an ongoing basis, the Corporation monitors the performance of modified loans related to their restructured terms. Loans restructured during the three- and nine-month periods ended September 30, 2024 and 2023 were current under modified terms at September 30, 2024 and September 30, 2023. Nonperforming restructured loans are classified as nonaccrual loans and are individually evaluated for the allowance for loan losses.
For restructured loans, a subsequent payment default is defined in terms of delinquency, when a principal or interest payment is 90 days past due or classified into nonaccrual status during the reporting period. Of the loans restructured during the nine-month period ended September 30, 2024, there were $7 million of commercial loans that subsequently defaulted. There were no subsequent defaults on loans restructured during the three-month period ended September 30, 2024 and three- and nine-month periods ended September 30, 2023.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries
NOTE 5 - GOODWILL AND INTANGIBLES
The following table summarizes the carrying value of goodwill by reporting unit at September 30, 2024 and December 31, 2023.

(in millions)	September 30, 2024	December 31, 2023
Commercial Bank	$473	$473
Retail Bank	101	101
Wealth Management	61	61
Total	$635	$635
The annual test of goodwill impairment was performed as of the beginning of the third quarter 2024. The Corporation first assessed qualitative factors to determine whether it was more likely than not that the fair value of any reporting unit was less than its carrying amount, including goodwill. Qualitative factors included economic conditions, industry and market considerations, cost factors, overall financial performance and performance of the Corporation's stock, among other events and circumstances. At the conclusion of the qualitative assessment in third quarter 2024, the Corporation determined that it was more likely than not that the fair value of each reporting unit exceeded its carrying value.
Analyzing goodwill includes consideration of various factors that involve a degree of uncertainty, including the impacts of monetary policy actions, foreign developments, and unanticipated legislative or regulatory changes, among other factors that could cause the fair value of one or more of the reporting units to fall below their carrying value, resulting in a goodwill impairment charge in the future. Any impairment charge would not affect the Corporation's regulatory capital ratios, tangible equity ratio or liquidity position.
NOTE 6 –DERIVATIVES AND CREDIT-RELATED FINANCIAL INSTRUMENTS
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
Included in the fair value of derivative instruments are credit valuation adjustments reflecting counterparty credit risk. These adjustments are determined by applying a credit spread for the counterparty or the Corporation, as appropriate, to the total expected exposure of the derivative. Master netting arrangements effectively reduce credit valuation adjustments by permitting settlement of positive and negative positions and offset cash collateral held with the same counterparty on a net basis. Bilateral collateral agreements require daily exchange of cash or highly rated securities issued by the U.S. Treasury or other U.S. government entities to collateralize amounts due to either party. At September 30, 2024, counterparties with bilateral collateral agreements deposited $59 million of cash with the Corporation to secure the fair value of contracts in an unrealized gain position, and the Corporation had pledged $4 million of marketable investment securities and posted $5 million of cash as collateral for contracts in an unrealized loss position. For those counterparties not covered under bilateral collateral agreements,

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries
collateral is obtained, if deemed necessary, based on the results of management’s credit evaluation of the counterparty. Collateral varies, but may include cash, investment securities, accounts receivable, equipment or real estate.
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

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries
The following table presents the composition of the Corporation’s derivative instruments held or issued for risk management purposes or in connection with customer-initiated and other activities at September 30, 2024 and December 31, 2023. The table excludes a derivative related to the Corporation's 2008 sale of its remaining ownership of Visa shares and includes accrued interest receivable and payable.

	September 30, 2024			December 31, 2023
		Fair Value			Fair Value
(in millions)	Notional/ Contract Amount (a)	Gross Derivative Assets	Gross Derivative Liabilities	Notional/ Contract Amount (a)	Gross Derivative Assets	Gross Derivative Liabilities
Risk management purposes
Derivatives designated as hedging instruments
Interest rate contracts:
Fair value swaps - receive fixed/pay floating	$6,800	$—	$—	$6,300	$—	$—
Cash flow swaps - receive fixed/pay floating (b)	29,500	—	60	24,850	—	8
Derivatives used as economic hedges
Foreign exchange contracts:
Spot, forwards and swaps	560	—	2	560	1	3
Total risk management purposes	36,860	—	62	31,710	1	11
Customer-initiated and other activities
Interest rate contracts:
Caps and floors written	1,859	—	13	1,577	—	18
Caps and floors purchased	1,859	13	—	1,577	18	—
Swaps (c)	23,448	184	267	19,316	207	409
Total interest rate contracts	27,166	197	280	22,470	225	427
Energy contracts:
Caps and floors written	3,823	2	229	3,719	3	291
Caps and floors purchased	3,823	230	2	3,719	292	3
Swaps	6,802	361	341	6,368	463	442
Total energy contracts	14,448	593	572	13,806	758	736
Foreign exchange contracts:
Spot, forwards, options and swaps	2,960	42	35	2,751	35	32
Total customer-initiated and other activities	44,574	832	887	39,027	1,018	1,195
Total gross derivatives	$81,434	832	949	$70,737	1,019	1,206
Amounts offset in the Consolidated Balance Sheets:
Netting adjustment - Offsetting derivative assets/liabilities		(325)	(325)		(311)	(311)
Netting adjustment - Cash collateral received/posted		(55)	(5)		(143)	(13)
Net derivatives included in the Consolidated Balance Sheets (d)		452	619		565	882
Amounts not offset in the Consolidated Balance Sheets:
Marketable securities pledged under bilateral collateral agreements		(323)	(3)		(501)	(4)
Net derivatives after deducting amounts not offset in the Consolidated Balance Sheets		$129	$616		$64	$878
(a)Notional or contractual amounts, which represent the extent of involvement in the derivatives market, are used to determine the contractual cash flows required in accordance with the terms of the agreement. These amounts are typically not exchanged, significantly exceed amounts subject to credit or market risk and are not reflected in the Consolidated Balance Sheets.
(b)September 30, 2024 included $6.1 billion of forward starting swaps that will become effective on their contractual start dates in 2024. Forward starting SOFR swaps with a notional amount of $5.6 billion will replace existing short-dated BSBY swaps.
(c)September 30, 2024 included a temporary increase of $3.7 billion to notional amounts related to the transition from BSBY to SOFR.
(d)Net derivative assets are included in accrued income and other assets and net derivative liabilities are included in accrued expenses and other liabilities on the Consolidated Balance Sheets. Included in the fair value of net derivative assets and net derivative liabilities are credit valuation adjustments reflecting counterparty credit risk and credit risk of the Corporation. The fair value of net derivative assets included credit valuation adjustments for counterparty credit risk of $3 million at both September 30, 2024 and December 31, 2023.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries
Risk Management
The Corporation's derivative instruments used for managing interest rate risk include cash flow hedging strategies that convert variable-rate loans to fixed rates and fair value hedging strategies that convert fixed-rate medium- and long-term debt to variable rates. Interest and fees on loans included $178 million and $163 million of cash flow hedge losses for the three-month periods ended September 30, 2024 and 2023, respectively, and $522 million and $432 million of cash flow hedge losses for the nine-month periods ended September 30, 2024 and 2023, respectively.
The following table details the effects of fair value hedging on the Consolidated Statements of Comprehensive Income.

	Interest on Medium- and Long-Term Debt
	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2024	2023	2024	2023
Total interest on medium- and long-term debt (a)	$117	$106	$358	$273
Fair value hedging relationships:
Interest rate contracts:
Hedged items	84	74	252	194
Derivatives designated as hedging instruments	33	32	106	79
(a) Includes the effects of hedging.
    The following tables summarize the expected weighted average remaining maturity of the notional amount of risk management interest rate swaps, the weighted average interest rates associated with amounts expected to be received or paid on interest rate swap agreements, and for fair value swaps, the weighted average carrying amount of the related hedged items, as of September 30, 2024 and December 31, 2023.
Cash flow swaps - receive fixed/pay floating rate on variable-rate loans

	September 30, 2024	December 31, 2023
Weighted average:
Time to maturity (in years)	2.7	3.9
Receive rate (a)	2.51%	2.43%
Pay rate (a), (b)	5.19	5.38
(a)Excludes forward starting swaps not effective as of the period shown. September 30, 2024 excluded $6.1 billion of forward starting swaps. December 31, 2023 excluded $2.0 billion of forward starting swaps.
(b)Variable rates paid on receive fixed swaps designated as cash flow hedges are based on BSBY or Secured Overnight Financing Rate (SOFR) rates in effect at September 30, 2024 and December 31, 2023. Derivative contracts with maturity dates beyond the BSBY cessation date will fall back to the daily SOFR with a spread adjustment.

Fair value swaps - receive fixed/pay floating rate on medium- and long-term debt

(dollar amounts in millions)	September 30, 2024	December 31, 2023
Carrying value of hedged items (a)	$6,786	$6,206
Weighted average:
Time to maturity (in years)	2.9	3.1
Receive rate (b)	3.77%	3.67%
Pay rate (b)	5.26	5.74
(a)Included $(8) million and $(93) million of cumulative hedging adjustments at September 30, 2024 and December 31, 2023, respectively, which included $2 million and $3 million, respectively, of hedging adjustment on a discontinued hedging relationship.
(b)Floating rates paid on receive fixed swaps designated as fair value hedges are based on SOFR rates in effect at September 30, 2024 and December 31, 2023.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries
Re-designated Interest Rate Swaps and Price Alignment Income
On November 15, 2023, the Bloomberg Index Services Limited (Bloomberg) announced that it will discontinue publishing the Bloomberg Short-Term Bank Yield Index (BSBY) on November 15, 2024; accordingly, the Corporation was required to “de-designate” $7.0 billion of interest rate swaps used in cash flow hedges of certain BSBY-indexed loans and reclassify amounts recognized in accumulated other comprehensive income into earnings. For each de-designated swap, settlement of interest payments and changes in fair value were recorded as risk management hedging losses within noninterest income instead of net interest income until re-designation. As all impacted swaps were re-designated as of April 1, 2024, there was no impact to noninterest income for the three-month periods ended September 30, 2024 and June 30, 2024. A total of $130 million in net losses were included in noninterest income as a result of the de-designations, consisting of $39 million during the first quarter 2024 and $91 million during the fourth quarter 2023.
Amounts in accumulated other comprehensive income related to cash flows that continued to be probable of occurring were amortized out of accumulated other comprehensive income and into earnings, which resulted in pre-tax losses of $52 million recorded in interest and fees on loans during both three-month periods ended September 30, 2024 and June 30, 2024. Additionally, the fair value of swaps at re-designation date were accreted back into accumulated other comprehensive income, resulting in benefits of $43 million for the three months ended September 30, 2024 and $49 million for the three months ended June 30, 2024. The amortization of probable cash flows and fair value accretion resulted in net losses of $9 million and $3 million included in net interest income for the three months ended September 30, 2024 and June 30, 2024, respectively.
BSBY cessation and the related de-designation and re-designation of interest rate swaps led to net increases in accumulated other comprehensive income of $7 million and $2 million for the three months ended September 30, 2024 and June 30, 2024, respectively.
For more information on accumulated net losses on cash flow hedges, refer to Note 9.
Risk management hedging income (loss) also includes price alignment income, which is income received on payments made to a central clearing party for centrally cleared derivatives. Positions are settled daily based on derivative fair values and the party receiving net settlement amounts pays price alignment, based on an earning rate, to the party making settlement payments. Price alignment income totaled $8 million and $17 million for the three-month periods ended September 30, 2024 and 2023, respectively, and $38 million and $32 million for the nine-month periods ended September 30, 2024 and 2023.
Customer-Initiated and Other
The Corporation enters into derivative transactions at the request of customers and generally takes offsetting positions with dealer counterparties to help mitigate the inherent market risk. Income primarily results from the spread between the customer derivative and the offsetting dealer position.
For customer-initiated foreign exchange contracts where offsetting positions have not been taken, the Corporation manages the remaining inherent market risk through individual foreign currency position limits and aggregate value-at-risk limits. Position and value-at-risk limits are established annually and monitored daily. For foreign exchange derivative contracts which were not offset or where the Corporation holds a position within the limits described above, the Corporation did not recognize any net gains or losses for the three months ended September 30, 2024 and 2023. The Corporation did not recognize any gains or loss for the nine months ended September 30, 2024, compared to a net loss of $1 million for the nine months ended September 30, 2023.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2024	2023	2024	2023
Interest rate contracts	$7	$5	$15	$17
Energy contracts	5	4	13	17
Foreign exchange contracts	11	12	35	40
Total	$23	$21	$63	$74
Credit-Related Financial Instruments
The Corporation issues off-balance sheet financial instruments in connection with commercial and consumer lending activities. The Corporation’s credit risk associated with these instruments is represented by the contractual amounts indicated in the following table.

(in millions)	September 30, 2024	December 31, 2023
Unused commitments to extend credit:
Commercial and other	$24,081	$27,303
Bankcard, revolving credit and home equity loan commitments	4,002	4,082
Total unused commitments to extend credit	$28,083	$31,385
Standby letters of credit	$3,748	$3,586
Commercial letters of credit	53	48
The Corporation maintains an allowance to cover current expected credit losses inherent in lending-related commitments, including unused commitments to extend credit, letters of credit and financial guarantees. The allowance for credit losses on lending-related commitments, included in accrued expenses and other liabilities on the Consolidated Balance Sheets, was $34 million and $40 million at September 30, 2024 and December 31, 2023, respectively.
Unused Commitments to Extend Credit
Commitments to extend credit are legally binding agreements to lend to a customer, provided there is no violation of any condition established in the contract. These commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many commitments expire without being drawn upon, the total contractual amount of commitments does not necessarily represent future cash requirements of the Corporation. Commercial and other unused commitments are primarily variable rate commitments. The allowance for credit losses on lending-related commitments included $31 million at September 30, 2024 and $38 million at December 31, 2023 for expected credit losses inherent in the Corporation’s unused commitments to extend credit.
Standby and Commercial Letters of Credit
Standby letters of credit represent conditional obligations of the Corporation which guarantee the performance of a customer to a third party. Standby letters of credit are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing and similar transactions. Commercial letters of credit are issued to finance foreign or domestic trade transactions. These contracts expire in decreasing amounts through the year. The Corporation may enter into participation arrangements with third parties that effectively reduce the maximum amount of future payments which may be required under standby and commercial letters of credit. These risk participations covered $73 million and $85 million at September 30, 2024 and December 31, 2023, respectively, of the $3.8 billion and $3.6 billion of standby and commercial letters of credit outstanding at September 30, 2024 and December 31, 2023, respectively.
The carrying value of the Corporation’s standby and commercial letters of credit, included in accrued expenses and other liabilities on the Consolidated Balance Sheets, totaled $35 million at September 30, 2024, including $32 million in deferred fees and $3 million in the allowance for credit losses on lending-related commitments. At December 31, 2023, the comparable amounts were $34 million, $32 million and $2 million, respectively.
The following table presents a summary of criticized standby and commercial letters of credit at September 30, 2024 and December 31, 2023. The Corporation's criticized list is consistent with the Special Mention, Substandard and Doubtful

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries
categories defined by regulatory authorities. The Corporation manages credit risk through underwriting, periodically reviewing and approving its credit exposures using Board committee approved credit policies and guidelines.

(dollar amounts in millions)	September 30, 2024	December 31, 2023
Total criticized standby and commercial letters of credit	$45	$50
As a percentage of total outstanding standby and commercial letters of credit	1.2%	1.4%
Other Credit-Related Financial Instruments
The Corporation enters into credit risk participation agreements, under which the Corporation assumes credit exposure associated with a borrower’s performance related to certain interest rate derivative contracts. The Corporation is not a party to the interest rate derivative contracts and only enters into these credit risk participation agreements in instances in which the Corporation is also a party to the related loan participation agreements for such borrowers. The Corporation manages its credit risk on the credit risk participation agreements by monitoring the creditworthiness of the borrowers, which is based on the normal credit review process as if the Corporation had entered into the derivative instruments directly with the borrower. The notional amount of such credit risk participation agreements reflects the pro-rata share of the derivative instrument, consistent with its share of the related participated loan. The total notional amount of the credit risk participation agreements was approximately $1.0 billion at both September 30, 2024 and December 31, 2023, and the fair value was insignificant at both September 30, 2024 and December 31, 2023. The maximum estimated exposure to these agreements, as measured by projecting a maximum value of the guaranteed derivative instruments, assuming 100 percent default by all obligors on the maximum values, was $8 million and $2 million at September 30, 2024 and December 31, 2023, respectively. In the event of default, the lead bank has the ability to liquidate the assets of the borrower, in which case the lead bank would be required to return a percentage of the recouped assets to the participating banks. As of September 30, 2024, the weighted average remaining maturity of outstanding credit risk participation agreements was 4.6 years.
In 2008, the Corporation sold its remaining ownership of Visa Class B shares and entered into a derivative contract. Under the terms of the derivative contract, the Corporation will compensate the counterparty primarily for dilutive adjustments made to the conversion factor of the Visa Class B shares to Class A shares based on the ultimate outcome of litigation involving Visa. Conversely, the Corporation will be compensated by the counterparty for any increase in the conversion factor from anti-dilutive adjustments. The fair value of the derivative liability, included in accrued expenses and other liabilities on the Consolidated Balance Sheets, was $11 million and $12 million at September 30, 2024 and December 31, 2023, respectively.
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
The Corporation accounts for its interests in LIHTC entities and, upon adoption of ASU 2023-02 as discussed in Note 1, other tax credit entities that meet certain criteria using the proportional amortization method. Ownership interests in tax credit entities that do not qualify for the proportional amortization method are accounted for under either the cost or equity method. Exposure to loss as a result of the Corporation's involvement in entities using the proportional amortization method and other tax credit entities at September 30, 2024 was limited to $579 million and $1 million, respectively.
Investment balances, including all legally binding commitments to fund future investments that are accounted for using the proportional amortization method, are included in accrued income and other assets on the Consolidated Balance Sheets. A liability is recognized in accrued expenses and other liabilities on the Consolidated Balance Sheets for all legally binding unfunded commitments to fund tax credit entities that are accounted for using the proportional amortization method ($255 million at September 30, 2024). Amortization and other write-downs of tax credit investments for which the proportional amortization method is applied are presented on a net basis as a component of the provision for income taxes on the Consolidated Statements of Comprehensive Income, while amortization and write-downs of other tax credit investments are

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries
recorded in other noninterest income. The income tax credits and deductions are recorded as a reduction of income tax expense and a reduction of federal income taxes payable. The cash flows related to the total income tax benefits are presented in the "net income," "benefit for deferred income taxes" and "other, net" line items within the operating activities section of the Consolidated Statements of Cash Flows.
The Corporation provided no financial or other support that was not contractually required to any of the above VIEs during the nine months ended September 30, 2024 and 2023.
The following table summarizes the impact of these tax credit investments under the proportional amortization method on the Corporation’s Consolidated Statements of Comprehensive Income.

	Three Months Ended September 30,	Nine Months Ended September 30,
(in millions)	2024	2024
Provision for income taxes:
Amortization of investments	$16	$55
Tax credits	(17)	(55)
Other income tax benefits related to tax credit entities	(3)	(11)
Total provision for income taxes	$(4)	$(11)
Prior to the adoption of ASU 2023-02, only LIHTC investments qualified for the proportional amortization method of accounting. The following table summarizes the impact of these LIHTC entities on the Corporation’s Consolidated Statements of Comprehensive Income.

	Three Months Ended September 30,	Nine Months Ended September 30,
(in millions)	2023	2023
Provision for income taxes:
Amortization of LIHTC investments	$17	$51
Low income housing tax credits	(16)	(48)
Other tax benefits related to tax credit entities	(5)	(15)
Total provision for income taxes	$(4)	$(12)
For further information on the Corporation’s consolidation policy, see Note 1 to the consolidated financial statements in the Corporation's 2023 Annual Report.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries
NOTE 8 - MEDIUM- AND LONG-TERM DEBT
Medium- and long-term debt is summarized as follows:

(in millions)	September 30, 2024	December 31, 2023
Parent company
Subordinated notes:
3.80% subordinated notes due 2026	$245	$241
Medium- and long-term notes:
4.00% notes due 2029	533	523
5.982% notes due 2030	1,014	—
Total medium- and long-term notes	1,547	523
Total parent company	1,792	764
Subsidiaries
Subordinated notes:
4.00% subordinated notes due 2025	344	337
7.875% subordinated notes due 2026	159	162
5.332% subordinated notes due 2033	475	466
Total subordinated notes	978	965
Medium- and long-term notes:
2.50% notes due July 2024	—	489
FHLB advances:
5.07% advance due 2025	999	995
4.79% advance due 2026	1,003	997
4.49% advance due 2027	1,007	999
4.49% advance due 2028	1,007	997
Total FHLB advances	4,016	3,988
Total subsidiaries	4,994	5,442
Total medium- and long-term debt	$6,786	$6,206
Fixed interest rates have been swapped to a variable rate and designated in a hedging relationship for all notes outstanding at September 30, 2024 and December 31, 2023. Accordingly, carrying value has been adjusted to reflect the change in fair value of the debt as a result of changes in the benchmark rate. Subordinated notes with remaining maturities greater than one year qualify as Tier 2 capital.
Comerica Bank (the Bank), a wholly-owned subsidiary of Comerica, Incorporated, is a member of the FHLB, which provides short- and long-term funding to its members through advances collateralized by real estate-related assets. Borrowing capacity is contingent on the amount of collateral available to be pledged to the FHLB. At September 30, 2024, FHLB borrowings were $4.0 billion, with remaining capacity for future borrowing of $13.3 billion, secured by real estate-related loans and investment securities collateral.
Unamortized debt issuance costs deducted from the carrying amount of medium- and long-term debt totaled $11 million and $6 million at September 30, 2024 and December 31, 2023, respectively.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries
NOTE 9 - ACCUMULATED OTHER COMPREHENSIVE LOSS
The following table presents a reconciliation of the changes in the components of accumulated other comprehensive loss and details the components of other comprehensive income (loss) for the nine months ended September 30, 2024 and 2023, including the amount of income tax expense (benefit) allocated to each component of other comprehensive income (loss).

	Nine Months Ended September 30,
(in millions)	2024	2023
Accumulated net unrealized losses on investment securities:
Balance at beginning of period, net of tax	$(2,043)	$(2,319)
Net unrealized holding gains (losses) arising during the period	419	(613)
Less: Provision (benefit) for income taxes	94	(144)
Change in net unrealized losses on investment securities, net of tax	325	(469)
Balance at end of period, net of tax	$(1,718)	$(2,788)
Accumulated net losses on cash flow hedges:
Balance at beginning of period, net of tax	$(605)	$(942)
Net cash flow hedge losses arising during the period	(46)	(871)
Less: Benefit for income taxes	(11)	(204)
Change in net cash flow hedge losses arising during the period, net of tax	(35)	(667)
Less:
Net cash flow losses included in interest and fees on loans	(498)	(432)
Net amortization of unrealized losses related to de-designated derivatives included in interest and fees on loans	(24)	—
Less: Benefit for income taxes	(123)	(101)
Reclassification adjustment for net cash flow hedge losses included in net income, net of tax	(399)	(331)
Change in net cash flow hedge losses, net of tax	364	(336)
Balance at end of period, net of tax (a)	$(241)	$(1,278)
Accumulated defined benefit pension and other postretirement plans adjustment:
Balance at beginning of period, net of tax	$(400)	$(481)
Amounts recognized in other noninterest expenses:
Amortization of actuarial net loss	20	27
Amortization of prior service credit	(16)	(17)
Total amounts recognized in other noninterest expenses	4	10
Less: Provision for income taxes	—	3
Adjustment for amounts recognized as components of net periodic benefit credit during the period, net of tax	4	7
Change in defined benefit pension and other postretirement plans adjustment, net of tax	4	7
Balance at end of period, net of tax	$(396)	$(474)
Total accumulated other comprehensive loss at end of period, net of tax	$(2,355)	$(4,540)
(a)The Corporation expects to reclassify $130 million of losses, net of tax, from accumulated other comprehensive loss to earnings over the next twelve months, assuming interest yield curve at September 30, 2024 and no additions to interest rate swap portfolio.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries
NOTE 10 - NET INCOME PER COMMON SHARE
Basic and diluted net income per common share are presented in the following table.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except per share data)	2024	2023	2024	2023
Basic and diluted
Net income	$184	$251	$528	$848
Less:
Income allocated to participating securities	1	1	3	4
Preferred stock dividends	6	6	17	17
Net income attributable to common shares	$177	$244	$508	$827
Basic average common shares	133	132	133	132
Basic net income per common share	$1.34	$1.85	$3.83	$6.27
Basic average common shares	133	132	133	132
Dilutive common stock equivalents:
Net effect of the assumed exercise of stock awards	1	1	1	1
Diluted average common shares	134	133	134	133
Diluted net income per common share	$1.33	$1.84	$3.80	$6.24
The following average shares related to outstanding options to purchase shares of common stock that were not included in the computation of diluted net income per common share because the options were anti-dilutive for the period.

	Three Months Ended September 30,		Nine Months Ended September 30,
(average outstanding options in thousands)	2024	2023	2024	2023
Average outstanding options	1,488	1,633	1,800	1,540
Range of exercise prices	$56.79 - $95.25	$49.20 - $95.25	$53.96 - $95.25	$49.20 - $95.25

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries
NOTE 11 - EMPLOYEE BENEFIT PLANS
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

Qualified Defined Benefit Pension Plan	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2024	2023	2024	2023
Service cost	$8	$8	$25	$23
Other components of net benefit credit:
Interest cost	20	21	62	64
Expected return on plan assets	(44)	(41)	(134)	(124)
Amortization of prior service credit	(4)	(3)	(11)	(10)
Amortization of net loss	6	8	17	24
Total other components of net benefit credit	(22)	(15)	(66)	(46)
Net periodic defined benefit credit	$(14)	$(7)	$(41)	$(23)

Non-Qualified Defined Benefit Pension Plan	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2024	2023	2024	2023
Service cost	$1	$1	$2	$2
Other components of net benefit cost:
Interest cost	2	2	6	6
Amortization of prior service credit	(2)	(3)	(5)	(7)
Amortization of net loss	1	1	3	3
Total other components of net benefit cost	1	—	4	2
Net periodic defined benefit cost	$2	$1	$6	$4

Postretirement Benefit Plan	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2024	2023	2024	2023
Other components of net benefit credit:
Interest cost	$1	$1	$1	$1
Expected return on plan assets	(1)	(1)	(2)	(2)
Net periodic defined benefit credit	$—	$—	$(1)	$(1)

NOTE 12 - INCOME TAXES AND TAX-RELATED ITEMS
Unrecognized tax benefits were $8 million and $7 million at September 30, 2024 and December 31, 2023, respectively. The Corporation does not anticipate any final settlements of federal or state tax issues to result in a change of net unrecognized tax benefits within the next twelve months. The liability for tax-related interest and penalties, included in accrued expenses and other liabilities on the Consolidated Balance Sheets, was less than $1 million at both September 30, 2024 and December 31, 2023.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries
Net deferred tax assets were $789 million at September 30, 2024, compared to $1.0 billion at December 31, 2023. The decrease of approximately $206 million in net deferred tax assets resulted primarily from decreases to deferred tax assets related to hedging gains and losses, net unrealized losses on investment securities available-for-sale and an increase in deferred tax liabilities related to defined benefit plans. Included in deferred tax assets at September 30, 2024 were $2 million of state net operating loss (NOL) carryforwards and $6 million of federal foreign tax carryforwards, compared to $2 million and $5 million at December 31, 2023, respectively. State NOL carryforwards expire between 2024 and 2042 and federal foreign tax credit carryforwards expire between 2028 and 2034. The Corporation believes that it is more likely than not that the benefit from federal foreign tax credits and certain state NOL carryforwards will not be realized and, accordingly, maintained a federal valuation allowance of $6 million at September 30, 2024, compared to $5 million at December 31, 2023. The Corporation maintained a state valuation allowance of $1 million at both September 30, 2024 and December 31, 2023. The determination regarding valuation allowance was based on evidence of loss carryback capacity, projected future reversals of existing taxable temporary differences to absorb the deferred tax assets and assumptions made regarding future events.
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

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries
For matters where a loss is not probable, the Corporation has not established an accrual. The Corporation believes the estimate of the aggregate range of reasonably possible losses, in excess of established accruals, for all legal proceedings and regulatory matters in which it is involved is from zero to approximately $172 million at September 30, 2024. This estimated aggregate range of reasonably possible losses is based upon currently available information for those legal proceedings and regulatory matters in which the Corporation is involved, taking into account the Corporation’s best estimate of such losses for those legal proceedings and regulatory matters for which such estimate can be made. For certain legal proceedings and regulatory matters, the Corporation does not believe that an estimate can currently be made. The Corporation’s estimate involves significant judgment, given the varying stages of the legal proceedings and regulatory matters (including the fact that many are currently in preliminary stages), the existence in certain legal proceedings of multiple defendants (including the Corporation) whose share of liability has yet to be determined, the numerous yet-unresolved issues in many of the legal proceedings and regulatory matters (including issues regarding class certification and the scope of many of the claims) and the attendant uncertainty of the various potential outcomes of such legal proceedings and regulatory matters. Accordingly, the Corporation’s estimate will change from time to time, and actual losses may be more or less than the current estimate.
In the event of unexpected future developments, it is possible the ultimate resolution of these matters, if unfavorable, may be material to the Corporation's consolidated financial condition, results of operations or cash flows.
For information regarding income tax contingencies, refer to Note 12.

NOTE 14 - STRATEGIC LINES OF BUSINESS
The Corporation has strategically aligned its operations into three major business segments: the Commercial Bank, the Retail Bank and Wealth Management. These business segments are differentiated based on the type of customer and the related products and services provided. In addition to the three major business segments, the Finance Division is also reported as a segment. The Other category includes items not directly associated with the business segments or the Finance segment. Business segment results are produced by the Corporation’s internal management accounting system. This system measures financial results based on the internal business unit structure of the Corporation. The performance of the business segments is not comparable with the Corporation's consolidated results and is not necessarily comparable with similar information for any other financial institution. Additionally, because of the interrelationships of the various segments, the information presented is not indicative of how the segments would perform if they operated as independent entities. The management accounting system assigns balance sheet and income statement items to each business segment using certain methodologies, which are regularly reviewed and refined. From time to time, the Corporation may make reclassifications among the segments to more appropriately reflect management's current view of the segments, and methodologies may be modified as the management accounting system is enhanced and changes occur in the organizational structure and/or product lines. For comparability purposes, amounts in all periods are based on business unit structure and methodologies in effect at September 30, 2024.
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
Business segment financial results were as follows:

	Commercial Bank	Retail Bank	Wealth Management	Finance	Other	Total
(dollar amounts in millions)
Three Months Ended September 30, 2024
Earnings Summary:
Net interest income (expense)	$464	$205	$46	$(220)	$39	$534
Provision for credit losses	6	4	3	—	1	14
Noninterest income	149	24	73	26	5	277
Noninterest expenses	252	175	90	1	44	562
Provision (benefit) for income taxes	83	12	7	(48)	(3)	51
Net income (loss)	$272	$38	$19	$(147)	$2	$184
Net charge-offs	$10	$1	$—	$—	$—	$11
Selected Average Balances:
Assets	$45,669	$3,045	$5,296	$18,277	$7,944	$80,231
Loans	43,462	2,347	5,042	—	10	50,861
Deposits	32,261	24,224	3,844	3,300	267	63,896
Statistical Data:
Return on average assets (a)	2.36%	0.63%	1.47%	n/m	n/m	0.92%
Efficiency ratio (b)	41.23	74.24	75.35	n/m	n/m	68.80
Three Months Ended September 30, 2023
Earnings Summary:
Net interest income (expense)	$505	$208	$49	$(187)	$26	$601
Provision (benefit) for credit losses	22	—	(9)	—	1	14
Noninterest income	150	31	78	40	(4)	295
Noninterest expenses	257	175	102	1	20	555
Provision (benefit) for income taxes	89	16	9	(37)	(1)	76
Net income (loss)	$287	$48	$25	$(111)	$2	$251
Net charge-offs	$6	$—	$—	$—	$—	$6
Selected Average Balances:
Assets	$49,459	$2,985	$5,557	$19,832	$11,317	$89,150
Loans	46,477	2,250	5,227	—	33	53,987
Deposits	31,868	24,034	3,950	5,711	320	65,883
Statistical Data:
Return on average assets (a)	2.30%	0.79%	1.81%	n/m	n/m	1.12%
Efficiency ratio (b)	39.34	72.71	79.99	n/m	n/m	61.86
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
n/m – not meaningful

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

	Commercial Bank	Retail Bank	Wealth Management	Finance	Other	Total
(dollar amounts in millions)
Nine Months Ended September 30, 2024
Earnings Summary:
Net interest income (expense)	$1,406	$609	$140	$(657)	$117	$1,615
Provision for credit losses	22	4	2	—	—	28
Noninterest income	442	85	216	49	12	804
Noninterest expenses	777	533	275	5	130	1,720
Provision (benefit) for income taxes	225	34	18	(135)	1	143
Net income (loss)	$824	$123	$61	$(478)	$(2)	$528
Net charge-offs	$32	$3	$1	$—	$—	$36
Selected Average Balances:
Assets	$45,998	$3,033	$5,346	$18,593	$8,046	$81,016
Loans	43,693	2,322	5,073	—	12	51,100
Deposits	31,845	24,400	3,898	3,661	283	64,087
Statistical Data:
Return on average assets (a)	2.40%	0.66%	1.53%	n/m	n/m	0.87%
Efficiency ratio (b)	42.07	76.47	77.32	n/m	n/m	71.08
Nine Months Ended September 30, 2023
Earnings Summary:
Net interest income (expense)	$1,550	$644	$158	$(493)	$71	$1,930
Provision (benefit) for credit losses	81	2	(10)	—	4	77
Noninterest income	460	89	233	93	5	880
Noninterest expenses	756	511	298	4	72	1,641
Provision (benefit) for income taxes	269	53	26	(101)	(3)	244
Net income (loss)	$904	$167	$77	$(303)	$3	$848
Net charge-offs	$1	$—	$1	$—	$—	$2
Selected Average Balances:
Assets	$49,906	$2,944	$5,510	$20,469	$9,400	$88,229
Loans	46,796	2,223	5,257	—	—	54,276
Deposits	33,204	24,394	4,200	3,858	353	66,009
Statistical Data:
Return on average assets (a)	2.42%	0.89%	1.92%	n/m	n/m	1.29%
Efficiency ratio (b)	37.64	69.23	75.68	n/m	n/m	58.26
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

	Commercial Bank	Retail Bank	Wealth Management	Finance & Other	Total
(in millions)
Three Months Ended September 30, 2024
Revenue from contracts with customers:
Card fees	$53	$10	$1	$—	$64
Fiduciary income	—	—	57	—	57
Service charges on deposit accounts	31	13	2	—	46
Commercial loan servicing fees (a)	3	—	—	—	3
Capital markets income (b)	6	—	—	—	6
Brokerage fees	1	—	12	—	13
Other noninterest income (b)	—	(1)	2	1	2
Total revenue from contracts with customers	94	22	74	1	191
Other sources of noninterest income	55	2	(1)	30	86
Total noninterest income	$149	$24	$73	$31	$277
Three Months Ended September 30, 2023
Revenue from contracts with customers:
Card fees	$58	$12	$1	$—	$71
Fiduciary income	1	—	58	—	59
Service charges on deposit accounts	32	14	1	—	47
Commercial loan servicing fees (a)	3	—	—	—	3
Capital markets income (b)	4	—	—	—	4
Brokerage fees	—	—	8	(2)	6
Other noninterest income (b)	—	4	7	—	11
Total revenue from contracts with customers	98	30	75	(2)	201
Other sources of noninterest income	52	1	3	38	94
Total noninterest income	$150	$31	$78	$36	$295
Nine Months Ended September 30, 2024
Revenue from contracts with customers:
Card fees	$161	$30	$3	$—	$194
Fiduciary income	1	—	165	—	166
Service charges on deposit accounts	93	40	4	—	137
Commercial loan servicing fees (a)	7	—	—	—	7
Capital markets income (b)	18	—	—	—	18
Brokerage fees	1	—	36	—	37
Other noninterest income (b)	6	11	4	1	22
Total revenue from contracts with customers	287	81	212	1	581
Other sources of noninterest income	155	4	4	60	223
Total noninterest income	$442	$85	$216	$61	$804
Nine Months Ended September 30, 2023
Revenue from contracts with customers:
Card fees	$175	$34	$3	$—	$212
Fiduciary income	1	—	178	—	179
Service charges on deposit accounts	95	41	4	—	140
Commercial loan servicing fees (a)	9	—	—	—	9
Capital markets income (b)	12	—	—	—	12
Brokerage fees	—	—	24	(2)	22
Other noninterest income (b)	1	10	20	1	32
Total revenue from contracts with customers	293	85	229	(1)	606
Other sources of noninterest income	167	4	4	99	274
Total noninterest income	$460	$89	$233	$98	$880
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

RESULTS OF OPERATIONS
In accordance with Item 303(c) of Regulation S-K, the Corporation is providing a comparison of the quarter ended September 30, 2024 against the preceding sequential quarter. The Corporation believes providing a sequential discussion of its results of operations provides more relevant information for investors and stakeholders to understand and analyze the business. Balance sheet items are discussed in terms of average balances unless otherwise noted.
Three Months Ended September 30, 2024 Compared to Three Months Ended June 30, 2024

	Three Months Ended
(dollar amounts in millions, except per share data)	September 30, 2024	June 30, 2024
Net interest income	$534	$533
Provision for credit losses	14	—
Noninterest income	277	291
Noninterest expenses	562	555
Income before income taxes	235	269
Provision for income taxes	51	63
Net income	$184	$206
Diluted earnings per common share	$1.33	$1.49
Net income for the three months ended September 30, 2024 was $184 million, a decrease of $22 million compared to $206 million for the three months ended June 30, 2024, driven by a $14 million increase in provision for credit losses, a $14 million decrease in noninterest income and a $7 million increase in noninterest expenses. Provision for income taxes decreased $12 million, reflecting lower pre-tax income. Net income per diluted common share was $1.33 and $1.49 for the three months ended September 30, 2024 and June 30, 2024, respectively, a decrease of $0.16 per diluted common share.

Analysis of Net Interest Income

	Three Months Ended
	September 30, 2024			June 30, 2024
(dollar amounts in millions)	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Commercial loans (a)	$26,173	$341	5.18%	$26,292	$346	5.29%
Real estate construction loans	4,205	89	8.43	4,553	95	8.43
Commercial mortgage loans	14,494	272	7.44	14,171	263	7.47
Lease financing	804	12	6.10	798	13	6.20
International loans	1,036	20	7.73	1,111	22	8.02
Residential mortgage loans	1,905	19	3.94	1,898	18	3.83
Consumer loans	2,244	45	8.04	2,248	46	8.24
Total loans (b)	50,861	798	6.24	51,071	803	6.32
Mortgage-backed securities (c)	14,608	98	2.29	14,290	99	2.29
U.S. Treasury securities (d)	1,272	1	0.50	1,460	2	0.39
Total investment securities	15,880	99	2.17	15,750	101	2.14
Interest-bearing deposits with banks (e)	5,969	81	5.32	4,642	64	5.40
Other short-term investments	393	4	3.83	366	3	3.99
Total earning assets	73,103	982	5.17	71,829	971	5.20
Cash and due from banks	593			603
Allowance for loan losses	(686)			(691)
Accrued income and other assets	7,221			7,466
Total assets	$80,231			$79,207
Money market and interest-bearing checking deposits (f)	$30,960	260	3.34	$29,080	236	3.24
Savings deposits	2,194	1	0.19	2,287	2	0.22
Customer certificates of deposit	3,625	31	3.39	3,901	36	3.67
Other time deposits	2,739	37	5.35	2,403	31	5.28
Foreign office time deposits	21	1	4.38	27	—	4.42
Total interest-bearing deposits	39,539	330	3.31	37,698	305	3.23
Federal funds purchased	—	—	—	—	—	—
Other short-term borrowings	77	1	5.65	666	9	5.63
Medium- and long-term debt	6,849	117	6.87	7,082	124	6.98
Total interest-bearing sources	46,465	448	3.84	45,446	438	3.85
Noninterest-bearing deposits	24,357			25,357
Accrued expenses and other liabilities	2,469			2,556
Shareholders’ equity	6,940			5,848
Total liabilities and shareholders’ equity	$80,231			$79,207
Net interest income/rate spread		$534	1.33		$533	1.35
Impact of net noninterest-bearing sources of funds			1.47			1.51
Net interest margin (as a percentage of average earning assets)			2.80%			2.86%
(a)Interest income on commercial loans included net expense from cash flow swaps of $178 million and $174 million for the three months ended September 30, 2024 and June 30, 2024, respectively.
(b)Nonaccrual loans are included in average balances reported and in the calculation of average rates.
(c)Average balances included $2.4 billion and $3.1 billion of unrealized losses for the three months ended September 30, 2024 and June 30, 2024, respectively; yields calculated gross of these unrealized losses.
(d)Average balances included $38 million and $58 million of unrealized losses for the three months ended September 30, 2024 and June 30, 2024, respectively; yields calculated gross of these unrealized losses.
(e)Average balances included $13 million and excluded $8 million of collateral posted and netted against derivative liability positions for the three months ended September 30, 2024 and June 30, 2024, respectively; yields calculated gross of derivative netting amounts.
(f)Average balances excluded $72 million and $121 million of collateral received and netted against derivative asset positions for the three months ended September 30, 2024 and June 30, 2024, respectively; rates calculated gross of derivative netting amounts.

Rate/Volume Analysis

	Three Months Ended
	September 30, 2024/June 30, 2024
(in millions)	Increase (Decrease) Due to Rate (a)	(Decrease) Increase Due to Volume (a)	Net (Decrease) Increase
Interest Income:
Loans	$—	$(5)	$(5)
Investment securities	—	(2)	(2)
Interest-bearing deposits with banks	—	17	17
Other short-term investments	—	1	1
Total interest income	—	11	11
Interest Expense:
Interest-bearing deposits	9	16	25
Short-term borrowings	1	(9)	(8)
Medium- and long-term debt	(2)	(5)	(7)
Total interest expense	8	2	10
Net interest income	$(8)	$9	$1
(a)Impact of additional days, other portfolio dynamics and interest rate swaps reflected as part of rate impact, rate/volume variances are allocated to variances due to volume.
Net interest income increased $1 million to $534 million for the three months ended September 30, 2024, compared to $533 million for the three months ended June 30, 2024, while net interest margin decreased 6 basis points to 2.80 percent during the same period. Net interest income was impacted by an increase of $1.3 billion in deposits held with the Federal Reserve Bank (FRB), declines of $589 million in short-term borrowings and $233 million in medium- and long-term debt and the impact of one additional day in the quarter, offset by a $1.8 billion increase in interest-bearing deposits, the net impact of lower short-term rates, lower nonaccrual loan interest and a $210 million decline in loan volume. The decrease in net interest margin reflected higher interest-bearing deposit costs and lower nonaccrual interest, partially offset by higher deposits held with the FRB and the decline in debt balances.
For further discussion of the effects of market rates on net interest income, refer to the "Market and Liquidity Risk" section of this financial review.
Provision for Credit Losses
The provision for credit losses, which includes the provision for loan losses and the provision for credit losses on lending-related commitments, was $14 million for the three months ended September 30, 2024, compared to no provision in the previous quarter. The allowance for credit losses increased $3 million to $720 million at September 30, 2024, compared to $717 million at June 30, 2024, reflecting changes in loan portfolio composition and a relatively consistent economic outlook. As a percentage of total loans, the allowance for credit losses increased 5 basis points to 1.43% at September 30, 2024, compared to 1.38% at June 30, 2024. Net loan charge-offs were $11 million for both three-month periods, reflecting improvements in Corporate Banking and Mortgage Banker Finance, offset by a decline in Energy net recoveries. The provision for credit losses on lending-related commitments was an expense of $3 million for the three months ended September 30, 2024, compared to a benefit of $6 million for the three months ended June 30, 2024.
An analysis of the allowance for credit losses and a summary of nonperforming assets are presented under the "Credit Risk" subheading in the "Risk Management" section of this financial review.

Noninterest Income

	Three Months Ended
(in millions)	September 30, 2024	June 30, 2024
Card fees	$64	$64
Fiduciary income	57	58
Service charges on deposit accounts	46	46
Capital markets income	39	37
Commercial lending fees	17	17
Brokerage fees	13	14
Bank-owned life insurance	12	11
Letter of credit fees	10	10
Risk management hedging income	7	17
Other noninterest income (a)	12	17
Total noninterest income	$277	$291
(a)The table below provides further details on certain categories included in other noninterest income.
Noninterest income decreased $14 million to $277 million for the three months ended September 30, 2024, driven by a decrease in risk management hedging income mostly from lower price alignment income due to changes in cash balances held with the Chicago Mercantile Exchange (CME), as well as a loss on a derivative related to Visa's Class B shares, partially offset by increases in deferred compensation asset returns (offset in noninterest expenses) and capital markets income, as well as smaller increases in other categories. The decrease in cash balances held with the CME resulted in an increase in FRB deposits (reported within interest-bearing deposits with banks), which resulted in a corresponding increase to interest income. Other noninterest income is detailed in the table below.

	Three Months Ended
(in millions)	September 30, 2024	June 30, 2024
FHLB and FRB stock dividends	$4	$4
Deferred compensation asset returns (a)	4	1
All other noninterest income (b)	4	12
Other noninterest income	$12	$17
(a)Compensation deferred by the Corporation's officers and directors is invested based on investment selections of the officers and directors. Income earned on these assets is reported in other noninterest income and the corresponding change in deferred compensation plan liabilities is reported in salaries and benefits expense.
(b)    The three months ended September 30, 2024 included a $5 million loss, while the three months ended June 30, 2024 included a $6 million gain, both pertaining to a derivative related to Visa's Class B shares.

Noninterest Expenses

	Three Months Ended
(in millions)	September 30, 2024	June 30, 2024
Salaries and benefits expense	$335	$323
Outside processing fee expense	69	68
Software expense	46	45
Occupancy expense	46	44
Equipment expense	13	13
FDIC insurance expense	11	19
Advertising expense	10	12
Other noninterest expenses	32	31
Total noninterest expenses	$562	$555
Noninterest expenses increased $7 million to $562 million, primarily due to increased salaries and benefits expense, partially offset by a decrease in FDIC insurance expense (mostly driven by changes to the special assessment estimates by the FDIC). Salaries and benefits expense included increases in deferred compensation asset returns (mostly offset in other noninterest income) and staff additions, as well as impacts from an additional day in the quarter, higher incentive compensation and stock-based compensation. Other noninterest expenses included an increase in operational losses, partially offset by a decrease in consulting expenses.

Nine Months Ended September 30, 2024 Compared to Nine Months Ended September 30, 2023

	Nine Months Ended September 30,
(dollar amounts in millions, except per share data)	2024	2023
Net interest income	$1,615	$1,930
Provision for credit losses	28	77
Noninterest income	804	880
Noninterest expenses	1,720	1,641
Income before income taxes	671	1,092
Provision for income taxes	143	244
Net income	$528	$848
Diluted earnings per common share	$3.80	$6.24
Net income decreased $320 million to $528 million for the nine months ended September 30, 2024, compared to $848 million for the nine months ended September 30, 2023, driven by a decline in net interest income, higher noninterest expenses and lower noninterest income, partially offset by a decline in provision for credit losses. The decrease in net interest income was primarily due to lower loan volumes, higher interest-bearing deposit balances and the net impact of higher short-term rates, partially offset by a decline in FHLB advances. Net income per diluted common share decreased $2.44 to $3.80 for the nine months ended September 30, 2024, compared to $6.24 for the nine months ended September 30, 2023.

Analysis of Net Interest Income

	Nine Months Ended
	September 30, 2024			September 30, 2023
(dollar amounts in millions)	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Commercial loans (a)	$26,305	$1,035	5.26%	$30,631	$1,263	5.52%
Real estate construction loans	4,642	292	8.41	3,786	228	8.05
Commercial mortgage loans	14,104	788	7.46	13,694	723	7.06
Lease financing (b)	804	37	6.14	770	25	4.24
International loans	1,096	64	7.85	1,245	73	7.89
Residential mortgage loans	1,895	55	3.84	1,869	49	3.47
Consumer loans	2,254	138	8.20	2,281	130	7.65
Total loans (c)	51,100	2,409	6.30	54,276	2,491	6.14
Mortgage-backed securities (d)	14,560	298	2.29	15,865	318	2.28
U.S. Treasury securities (e)	1,425	4	0.38	1,966	8	0.53
Total investment securities	15,985	302	2.14	17,831	326	2.10
Interest-bearing deposits with banks (f)	6,112	250	5.45	7,815	300	5.14
Other short-term investments	381	11	3.94	319	9	3.57
Total earning assets	73,578	2,972	5.19	80,241	3,126	5.03
Cash and due from banks	711			1,251
Allowance for loan losses	(688)			(646)
Accrued income and other assets	7,415			7,383
Total assets	$81,016			$88,229
Money market and interest-bearing checking deposits (g)	$29,585	724	3.26	$25,519	419	2.18
Savings deposits	2,277	4	0.21	2,886	5	0.20
Customer certificates of deposit	3,797	103	3.61	2,414	42	2.35
Other time deposits	3,035	120	5.30	3,247	123	5.08
Foreign office time deposits	22	1	4.39	27	1	3.90
Total interest-bearing deposits	38,716	952	3.28	34,093	590	2.30
Federal funds purchased	9	—	5.39	34	1	4.68
Other short-term borrowings	1,095	47	5.65	8,268	332	5.37
Medium- and long-term debt	6,944	358	6.87	5,772	273	6.31
Total interest-bearing sources	46,764	1,357	3.86	48,167	1,196	3.30
Noninterest-bearing deposits	25,371			31,916
Accrued expenses and other liabilities	2,588			2,466
Shareholders’ equity	6,293			5,680
Total liabilities and shareholders’ equity	$81,016			$88,229
Net interest income/rate spread		$1,615	1.33		$1,930	1.73
Impact of net noninterest-bearing sources of funds			1.49			1.38
Net interest margin (as a percentage of average earning assets)			2.82%			3.11%
(a)Interest income on commercial loans included net expense from cash flow swaps of $522 million and $432 million for the nine months ended September 30, 2024 and 2023, respectively.
(b)The nine months ended September 30, 2023 included residual value adjustments totaling $7 million, which impacted the average yield on loans by 3 basis points.
(c)Nonaccrual loans are included in average balances reported and in the calculation of average rates.
(d)Average balances included $2.8 billion of unrealized losses for both the nine months ended September 30, 2024 and 2023; yields calculated gross of these unrealized losses.
(e)Average balances included $55 million and $122 million of unrealized losses for the nine months ended September 30, 2024 and 2023, respectively; yields calculated gross of these unrealized losses.
(f)Average balances included $2 million of collateral posted and netted against derivative liability positions for both the nine months ended September 30, 2024 and 2023; yields calculated gross of derivative netting amounts.
(g)Average balances excluded $108 million and $213 million of collateral received and netted against derivative asset positions for the nine months ended September 30, 2024 and 2023, rates calculated gross of derivative netting amounts.

Rate/Volume Analysis

	Nine Months Ended
	September 30, 2024/September 30, 2023
(in millions)	Increase (Decrease) Due to Rate (a)	(Decrease) Increase Due to Volume (a)	Net (Decrease) Increase
Interest Income:
Loans	$101	$(183)	$(82)
Investment securities	(3)	(21)	(24)
Interest-bearing deposits with banks	17	(67)	(50)
Other short-term investments	1	1	2
Total interest income	116	(270)	(154)
Interest Expense:
Interest-bearing deposits	206	156	362
Short-term borrowings	24	(310)	(286)
Medium- and long-term debt	43	42	85
Total interest expense	273	(112)	161
Net interest income	$(157)	$(158)	$(315)
(a)Impact of additional days, other portfolio dynamics and interest rate swaps reflected as part of rate impact, rate/volume variances are allocated to variances due to volume.
Net interest income decreased $315 million, and net interest margin decreased 29 basis points, driven by a $3.2 billion decline in loan balances, a $4.6 billion increase in interest-bearing deposits and the net impact of higher short-term rates, partially offset by a $7.2 billion decrease in short-term FHLB advances. For further discussion of the effects of market rates on net interest income, refer to the "Market and Liquidity Risk" section of this financial review.
Provision for Credit Losses
The provision for credit losses decreased $49 million to $28 million for the nine months ended September 30, 2024, compared to $77 million for the nine months ended September 30, 2023, reflecting changes in portfolio composition, lower loan balances and an improved economic outlook. Net loan charge-offs were $36 million for the nine months ended September 30, 2024, compared to $2 million for the nine months ended September 30, 2023, driven by general Middle Market, partially offset by improvements in Energy and Technology and Life Sciences. An analysis of the allowance for credit losses and nonperforming assets is presented under the "Credit Risk" subheading in the "Risk Management" section of this financial review.
Noninterest Income

	Nine Months Ended September 30,
(in millions)	2024	2023
Card fees	$194	$212
Fiduciary income (a)	166	179
Service charges on deposit accounts	137	140
Capital markets income	106	113
Commercial lending fees	50	55
Brokerage fees (a)	37	22
Bank-owned life insurance	33	36
Letter of credit fees	30	31
Risk management hedging (loss) income	(1)	32
Other noninterest income (a), (b)	52	60
Total noninterest income	$804	$880
(a)Results for the 2024 period include changes in presentation consistent with contractual terms with new investment program partner beginning in November 2023 resulting in a net $13 million increase to brokerage fees with corresponding decreases of $17 million in commission costs (recorded within salaries and benefits expense), $16 million in other noninterest income and $14 million in fiduciary income.
(b)The table below provides further details on certain categories included in other noninterest income.

Noninterest income decreased $76 million to $804 million, driven by a decrease in risk management hedging income, which included $39 million in losses related to BSBY cessation, partially offset by an increase in price alignment income received for centrally cleared derivative positions, as well as declines in card fees (mostly government card interchange fees) and fiduciary income, partially offset by an increase in brokerage fees. Other noninterest income for the 2024 period included a $5 million negotiated vendor payment, while other noninterest income for the 2023 period was reduced by $5 million in losses on assets held for sale.
The following table presents certain categories included in other noninterest income on the Consolidated Statements of Comprehensive Income.

	Nine Months Ended September 30,
(in millions)	2024	2023
FHLB and FRB stock dividends	$13	$24
Deferred compensation asset returns (a)	11	5
Securities trading income	—	12
Insurance commissions	—	10
All other noninterest income	28	9
Other noninterest income	$52	$60

(a)Compensation deferred by the Corporation's officers and directors is invested based on investment selections of the officers and directors. Income earned on these assets is reported in other noninterest income and the corresponding change in deferred compensation plan liabilities is reported in salaries and benefits expense.
Noninterest Expenses

	Nine Months Ended September 30,
(in millions)	2024	2023
Salaries and benefits expense	$1,006	$947
Outside processing fee expense	205	207
Software expense	135	127
Occupancy expense	134	126
FDIC insurance expense	66	48
Equipment expense	38	36
Advertising expense	30	30
Other noninterest expenses	106	120
Total noninterest expenses	$1,720	$1,641
Noninterest expenses increased $79 million to $1.7 billion, due to increases in salaries and benefits expense, FDIC insurance expense (related to special assessment), software expense and occupancy expense, partially offset by a decline in other noninterest expenses. The increase in salaries and benefits expense reflected the impact of annual merit-based salary increases and staff additions, as well as increases in deferred compensation expense (mostly offset in other noninterest income), staff insurance and payroll taxes, partially offset by lower severance costs. Other noninterest expenses included decreases in litigation-related expenses and non-salary pension expense, as well as a contract termination cost recorded in the 2023 period, partially offset by gains on the sale of real estate recorded in the 2023 period.

STRATEGIC LINES OF BUSINESS
The Corporation has strategically aligned its operations into three major business segments: the Commercial Bank, the Retail Bank and Wealth Management. These business segments are differentiated based on the type of customer and the related products and services provided. In addition to the three major business segments, the Finance Division is also reported as a segment. The Other category includes items not directly associated with the business segments or the Finance segment. The performance of the business segments is not comparable with the Corporation's consolidated results and, because of the interrelationships of the various segments, the information presented is not indicative of how the segments would perform if they operated as independent entities. Note 14 to the consolidated financial statements describes the business activities of each business segment and presents financial results of the business segments for the three- and nine-month periods ended September 30, 2024 and 2023.
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

Net interest income for each segment reflects the interest income generated by earning assets less interest expense on interest-bearing liabilities plus the net impact from associated internal funds transfer pricing (FTP) funding credits and charges. The FTP methodology allocates credits to each business segment for deposits and other funds provided as well as charges for loans and other assets being funded. FTP crediting rates on deposits and other funds provided reflect the long-term value of deposits and other funding sources based on their implied maturities. Due to the longer-term nature of implied maturities, FTP crediting rates are generally less volatile than changes in interest rates observed in the market. FTP charge rates for funding loans and other assets reflect a matched cost of funds based on the pricing and duration characteristics of the assets. As a result of applying matched funding, interest revenue for each segment resulting from loans and other assets is generally not impacted by changes in interest rates. Therefore, net interest income for each segment primarily reflects the volume of loans and other earning assets at the spread over the matched cost of funds, as well as the volume of deposits at the associated FTP crediting rates. Generally, in periods of rising interest rates, FTP charge rates for funding loans and FTP crediting rates on deposits will increase, with FTP crediting rates for deposits typically repricing at a slower pace than FTP charge rates for funding loans. Conversely, in periods of declining interest rates, FTP charge rates for funding loans and FTP crediting rates on deposits will decrease, with FTP crediting rates for deposits typically repricing at a slower pace than FTP charge rates for funding loans.
Business Segments
The following sections present a summary of the performance of each of the Corporation's business segments for the nine months ended September 30, 2024 compared to the same period in the prior year.
Commercial Bank

	Nine Months Ended September 30,			Percent Change
(dollar amounts in millions)	2024	2023	Change
Earnings summary:
Net interest income	$1,406	$1,550	$(144)	(9)%
Provision for credit losses	22	81	(59)	(73)
Noninterest income	442	460	(18)	(4)
Noninterest expenses	777	756	21	3
Provision for income taxes	225	269	(44)	(17)
Net income	$824	$904	$(80)	(9)%
Net charge-offs	$32	$1	$31	n/m

Selected average balances:
Loans	$43,693	$46,796	$(3,103)	(7)%
Deposits	31,845	33,204	(1,359)	(4)
n/m - not meaningful
Average loans decreased $3.1 billion, and included decreases in Equity Fund Services and general Middle Market, as well as Mortgage Banker Finance due to the exit from this line of business, partially offset by an increase in Commercial Real Estate. Average deposits decreased $1.4 billion, primarily driven by lower noninterest-bearing deposits, with the largest declines in Technology and Life Sciences, Energy and Mortgage Banker Finance.
The Commercial Bank's net income decreased $80 million to $824 million. Net interest income decreased $144 million due to higher interest expense on deposits and higher allocated net FTP charges. The provision for credit losses decreased $59 million, reflecting changes in portfolio composition, lower loan balances and an improved economic outlook. Net charge-offs increased $31 million to $32 million, driven by general Middle Market, partially offset by improvements in Energy and Technology and Life Sciences. Noninterest income decreased $18 million primarily due to lower capital markets income and card fees, partially offset by a $5 million negotiated vendor payment recorded in the first quarter of 2024. Noninterest expenses increased $21 million, primarily reflecting increases in salaries and benefits expense and FDIC insurance expense (related to special assessment), partially offset by lower operational losses and litigation and regulatory-related expenses.

Retail Bank

	Nine Months Ended September 30,			Percent Change
(dollar amounts in millions)	2024	2023	Change
Earnings summary:
Net interest income	$609	$644	$(35)	(5)%
Provision for credit losses	4	2	2	n/m
Noninterest income	85	89	(4)	(3)
Noninterest expenses	533	511	22	4
Provision for income taxes	34	53	(19)	(35)
Net income	$123	$167	$(44)	(26)%
Net charge-offs	$3	$—	$3	n/m

Selected average balances:
Loans	$2,322	$2,223	$99	4%
Deposits	24,400	24,394	6	—
n/m - not meaningful
Average loans increased $99 million, while average deposits increased $6 million. The Retail Bank's net income decreased $44 million to $123 million. Net interest income decreased $35 million, primarily due to higher interest expense on deposits, partially offset by higher FTP crediting rates on deposits. Noninterest income was relatively stable, while noninterest expenses increased $22 million, primarily due to increases in FDIC insurance expense (related to special assessment) and occupancy expense.
Wealth Management

	Nine Months Ended September 30,			Percent Change
(dollar amounts in millions)	2024	2023	Change
Earnings summary:
Net interest income	$140	$158	$(18)	(12)%
Provision for credit losses	2	(10)	12	n/m
Noninterest income	216	233	(17)	(7)
Noninterest expenses	275	298	(23)	(7)
Provision for income taxes	18	26	(8)	(29)
Net income	$61	$77	$(16)	(23)%
Net charge-offs	$1	$1	$—	—

Selected average balances:
Loans	$5,073	$5,257	$(184)	(3)%
Deposits	3,898	4,200	(302)	(7)
n/m - not meaningful
Average loans decreased $184 million, while average deposits decreased $302 million, primarily reflecting a decrease in noninterest-bearing deposits. Wealth Management's net income decreased $16 million to $61 million. Net interest income decreased $18 million, primarily due to higher interest expense on deposits and higher allocated net FTP charges, partially offset by an increase in loan income. Noninterest income decreased $17 million, primarily driven by lower investment fees and insurance commissions, while noninterest expenses decreased $23 million, reflecting lower salaries and benefits expense (related to November 2023 change in presentation consistent with contractual terms with new investment program partner resulting in a net decrease to commission costs, with the offset recorded in noninterest income) and litigation and regulatory-related expenses, partially offset by higher operational losses and outside processing fee expense.

Finance & Other

	Nine Months Ended September 30,			Percent Change
(dollar amounts in millions)	2024	2023	Change
Earnings summary:
Net interest expense	$(540)	$(422)	$(118)	28%
Provision for credit losses	—	4	(4)	(100)
Noninterest income	61	98	(37)	(38)
Noninterest expenses	135	76	59	78
Benefit for income taxes	(134)	(104)	(30)	29
Net loss	$(480)	$(300)	$(180)	60%

Selected average balances:
Loans	$12	$—	$12	n/m
Deposits	3,944	4,211	(267)	(6)%
n/m - not meaningful
Average deposits, which primarily consist of centrally-managed brokered time deposits fully insured by the FDIC, decreased $267 million. Net loss for the Finance and Other category increased $180 million to $480 million. Net interest expense increased $118 million, reflecting the impact of interest rate swaps (which are centrally managed) as well as increased balances from higher-cost funding sources. Noninterest income decreased $37 million primarily due to risk management hedging losses related to BSBY cessation, partially offset by an increase in price alignment income received for centrally cleared derivative positions. Noninterest expenses increased $59 million, reflecting increases in salaries and benefits expense and consulting fees, as well as gains recorded on the sale of real estate in the 2023 period, partially offset by an improvement in non-salary pension expense.
The following table lists the Corporation's banking centers by geographic market.

	September 30,
	2024	2023
Michigan	159	176
Texas	113	115
California	88	92
Other Markets	20	25
Total	380	408

FINANCIAL CONDITION
Third Quarter 2024 Compared to Fourth Quarter 2023
Period-End Balances
Total assets decreased $6.2 billion to $79.7 billion, reflecting decreases of $2.5 billion in interest-bearing deposits with banks (primarily with the Federal Reserve Bank), $1.6 billion in total loans and $1.0 billion in investment securities. The decline in total loans included decreases of $796 million in National Dealer Services, $473 million in Equity Fund Services, $273 million in Corporate Banking, $263 million in Wealth Management and $250 million in Mortgage Banker Finance, partially offset by increases of $498 million in Commercial Real Estate and $303 million in Environmental Services.
Total liabilities decreased $7.1 billion to $72.3 billion, reflecting decreases of $4.0 billion in noninterest-bearing deposits and $3.6 billion in short-term borrowings (FHLB advances), partially offset by increases of $580 million in medium- and long-term debt and $345 million in interest-bearing deposits. For additional information regarding deposits, refer to "Deposit Concentrations and Uninsured Deposits" under the "Market Risk" subheading in the "Risk Management" section of this financial review. Total shareholders' equity increased $960 million, primarily reflecting a decrease in accumulated unrealized losses on cash flow hedges and investment securities available-for-sale, as well as net income recorded during the period.

Average Balances
Total assets decreased $3.9 billion to $80.2 billion, driven by decreases of $1.9 billion in total loans, $716 million in interest-bearing deposits with banks and $409 million in investment securities. The following table provides information about the change in the Corporation's average loan portfolio by loan type.

	Three Months Ended			Percent Change
(dollar amounts in millions)	September 30, 2024	December 31, 2023	Change
Commercial loans	$26,173	$28,163	$(1,990)	(7)%
Real estate construction loans	4,205	4,798	(593)	(12)
Commercial mortgage loans	14,494	13,706	788	6
Lease financing	804	794	10	1
International loans	1,036	1,169	(133)	(11)
Residential mortgage loans	1,905	1,902	3	—
Consumer loans	2,244	2,264	(20)	(1)
Total loans	$50,861	$52,796	$(1,935)	(4%)
The $1.9 billion decrease in loans was primarily driven by decreases of $744 million in Equity Fund Services, $550 million in Corporate Banking, $545 million in general Middle Market, $541 million in National Dealer Services and $311 million in Mortgage Banker Finance, partially offset by an increase of $752 million in Commercial Real Estate.
Total liabilities decreased $5.5 billion to $73.3 billion, primarily reflecting decreases of $3.9 billion in short-term borrowings and $3.5 billion in noninterest-bearing deposits, partially offset by increases of $1.3 billion in interest-bearing deposits and $779 million in medium- and long-term debt. The following table provides information about the change in the Corporations' average deposits and borrowed funds by type:

	Three Months Ended			Percent Change
(dollar amounts in millions)	September 30, 2024	December 31, 2023	Change
Noninterest-bearing deposits	$24,357	$27,814	$(3,457)	(12)%
Money market and interest-bearing checking deposits	30,960	27,644	3,316	12
Savings deposits	2,194	2,440	(246)	(10)
Customer certificates of deposit	3,625	3,577	48	1
Other time deposits	2,739	4,557	(1,818)	(40)
Foreign office time deposits	21	13	8	62
Total deposits	$63,896	$66,045	$(2,149)	(3)%
Short-term borrowings	77	4,002	(3,925)	(98)
Medium- and long-term debt	6,849	6,070	779	13
Total borrowed funds	$6,926	$10,072	$(3,146)	(31)%
Other time deposits, which consisted of brokered deposits, decreased $1.8 billion, while decreases of $318 million in Technology and Life Sciences, $284 million in general Middle Market and $143 million in Mortgage Banker Finance were partially offset by increases of $167 million in Equity Fund Services and $142 million in Entertainment.
Short-term borrowings decreased $3.9 billion to $77 million, reflecting a reduction in FHLB advances, while medium- and long-term debt increased $779 million to $6.8 billion, driven by the issuance of $1.0 billion in senior notes in January 2024, partially offset by a $500 million senior note maturity in July 2024.

Capital
The following table presents a summary of changes in total shareholders' equity for the nine months ended September 30, 2024.

(in millions)
Balance at January 1, 2024		$6,406
Cumulative effect of change in accounting principle (a)		(4)
Net income		528
Cash dividends declared on common stock		(283)
Cash dividends declared on preferred stock		(17)
Other comprehensive income, net of tax:
Investment securities	$325
Cash flow hedges	364
Defined benefit and other postretirement plans	4
Total other comprehensive income, net of tax		693
Net issuance of common stock under employee stock plans		(2)
Share-based compensation		45
Balance at September 30, 2024		$7,366
(a)Effective January 1, 2024, the Corporation adopted ASU 2023-02, which expanded the permitted use of the proportional amortization method to certain tax credit investments.
The following table summarizes the Corporation's repurchase activity during the nine months ended September 30, 2024.

(shares in thousands)	Total Number of Shares Purchased as Part of Publicly Announced Repurchase Plans or Programs	Remaining Share Repurchase Authorization (a)	Total Number of Shares Purchased (b)	Average Price Paid Per Share
Total first quarter 2024	—	4,997	19	$50.95
Total second quarter 2024	—	4,997	2	54.32
July 2024	—	4,997	2	51.21
August 2024	—	4,997	—	—
September 2024	—	4,997	—	—
Total third quarter 2024	—	4,997	2	51.21
Total 2024 year-to-date	—	4,997	23	51.31
(a)Maximum number of shares that may be repurchased under the publicly announced plans or programs.
(b)Consists of approximately 23,000 shares purchased related to deferred compensation plans during the nine months ended September 30, 2024 and is not considered part of the Corporation's repurchase program.
On October 22, 2024, the Corporation resumed repurchasing its common shares under its previously established share repurchase program by entering into an accelerated share repurchase (“ASR”) agreement to repurchase $100 million of its common stock. Under the terms of the ASR agreement, the Corporation received an initial delivery of common shares representing approximately 80% of the expected total to be repurchased. Subject to certain adjustments pursuant to the ASR agreement, the final number of shares repurchased and delivered under the ASR agreement will be based on the volume weighted average share price of the Corporation's common stock during the term of the transaction, which is expected to be completed in the fourth quarter of 2024.
Since the inception of the share repurchase program in 2010, a total of 97.2 million shares have been authorized for repurchase. There is no expiration date for the share repurchase program, which may be effectuated through open market repurchases, privately negotiated transactions, structured repurchase agreements with third parties and/or otherwise, including utilizing Rule 10b5-1 plans. The timing and actual amount of additional share repurchases are subject to various factors, including the Corporation's earnings generation, capital needs to fund future loan growth and market conditions.
The Corporation has a long-term CET1 capital ratio target of approximately 10 percent with capital deployment. At September 30, 2024, the Corporation's estimated CET1 capital ratio was 11.97 percent, up from 11.09 percent at December 31, 2023.

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
The Corporation's capital ratios exceeded minimum regulatory requirements as follows:

	September 30, 2024		December 31, 2023
(dollar amounts in millions)	Capital/Assets	Ratio	Capital/Assets	Ratio
Common equity tier 1 (a), (b)	$8,684	11.97%	$8,414	11.09%
Tier 1 risk-based (a), (b)	9,078	12.51	8,808	11.60
Total risk-based (a)	10,375	14.30	10,263	13.52
Leverage (a)	9,078	11.02	8,808	10.06
Common shareholders' equity	6,972	8.75	6,012	7.00
Tangible common equity (b)	6,331	8.01	5,369	6.30
Risk-weighted assets (a)	72,576		75,901
(a)    September 30, 2024 capital, risk-weighted assets and ratios are estimated.
(b)    See Supplemental Financial Data section for reconciliations of non-GAAP financial measures and regulatory ratios.

Common shareholders’ equity included $2.4 billion in accumulated other comprehensive losses, with approximately $2.0 billion of those losses relating to balances recorded in total assets, comprised of valuation adjustments to available-for-sale securities and pension assets, as well as related deferred tax assets. These amounts impacted the common shareholders’ equity ratio by 267 basis points; the impact on the tangible common equity ratio using the same calculation method was 271 basis points. Average common shareholders' equity and return on average common shareholders' equity for the three months ended September 30, 2024 was $6.5 billion and 10.88%, respectively, compared to $4.9 billion and 2.17%, respectively, for the three months ended December 31, 2023.
Basel III Endgame Framework
On July 27, 2023, the federal banking agencies issued a notice of proposed rulemaking, commonly referred to as Basel III Endgame (the Capital Proposal) that would significantly increase the capital requirements applicable to large banking organizations with total assets of $100 billion or more. The Capital Proposal would align the regulatory capital calculation and the calculation of risk-weighted assets across large banking organizations subject to the Capital Proposal and require Category III and IV banking organizations to include most components of AOCI, including net unrealized gains and losses on available-for-sale securities, in their regulatory capital ratios. The Capital Proposal was subject to a public comment period, which ended on January 16, 2024. If adopted as proposed, the Capital Proposal would include a three-year transition period beginning July 1, 2025. As of September 30, 2024, the Corporation had total assets of $79.7 billion. While the Capital Proposal would not apply to the Corporation as it is currently proposed, if the Corporation becomes subject to the requirements of the Capital Proposal in the future or becomes subject to any other new laws or regulations related to capital and liquidity, such requirements could limit the Corporation’s ability to pay dividends or make share repurchases or require Comerica to reduce business levels or to raise capital, which would have a material adverse effect on the Corporation’s financial condition and results of operations. If subject to the Capital Proposal, the estimated impact related to proposed inclusion of most components of AOCI would be an approximate 285 basis point decrease to common equity tier-1 capital based on September 30, 2024 financials.
RISK MANAGEMENT
The following updated information should be read in conjunction with the "Risk Management" section on pages F-18 through F-34 in the Corporation's 2023 Annual Report.
Credit Risk
Allowance for Credit Losses
The allowance for credit losses includes both the allowance for loan losses and the allowance for credit losses on lending-related commitments. The allowance for credit losses decreased $8 million from $728 million at December 31, 2023 to $720 million at September 30, 2024.

The following table presents metrics of the allowance for credit losses and nonperforming loans.

	September 30, 2024	December 31, 2023
Allowance for credit losses as a percentage of total loans	1.43%	1.40%
Allowance for credit losses as a multiple of total nonperforming loans	2.9x	4.1x
The economic forecasts informing the current expected credit loss (CECL) model reflects the FRB's pivot to monetary policy recalibration and lower interest rates, consumer spending growth moderation and slower, albeit continued, growth of the real economy. Inflation is gradually moderating as a modest margin of slack capacity opens in the labor market. Energy prices are projected to level off despite continued crosswinds from the Russia-Ukraine and Mideast wars, as U.S. crude production holds near a record high. Residential real estate property prices are expected to rise at more moderate rates, while commercial real estate prices face headwinds, both reflecting the long and variable lags of the FRB's tighter monetary policy prior to the beginning of rate cuts in the third quarter of 2024.
Downside risks to growth from geopolitical risks, cost-of-living pressures on household finances and less expansionary fiscal policy are projected to collectively contribute to slower growth in 2024 and 2025. Reduced demand for office space and subdued economic activity in the central business districts of major metro areas persist as drags on the broader economy. The FRB's gradual rate cuts driven by a softening labor market and disinflation aim to contain the risk of recession.
These factors shaped the 2-year reasonable and supportable forecasts used by the Corporation in its CECL estimate at September 30, 2024. The U.S. economy is projected to grow at a below-trend rate through 2024 and 2025, before gradually normalizing to its trend growth rate. The unemployment rate is expected to hold below 5 percent and oil prices are expected to decline, while interest rate forecasts reflect market expectations and guidance from the FRB available during the third quarter of 2024. The following table summarizes select variables representative of the economic forecasts used to develop the CECL estimate at September 30, 2024.

Economic Variable	Base Forecast
Real Gross Domestic Product (GDP) growth	Growth slows to 1.3 percent in the fourth quarter 2024 before recovering to approximately 2.0 percent by the end of the forecast period.
Unemployment rate	Expected to hold at approximately 4.2 percent through fourth quarter 2025 followed by a modest decline in 2026 to 4.1 percent by the end of the forecast period.
Spread of Corporate BBB bond to 10-year Treasury bond	Spread widens to 2.1 percent during second half of 2025 before normalizing to approximately 2.0 percent by third quarter 2026.
Oil Prices	Prices generally decline from $77 per barrel to approximately $73 per barrel over the forecast period.
Due to the high level of uncertainty regarding assumptions used as inputs to the forecast, the Corporation evaluated a range of economic scenarios, including more benign and more severe economic forecasts. In a more severe scenario, real GDP is projected to contract through the second quarter 2025, subsequently recovering growth of 1.7 percent by the end of the forecast period. Oil prices fall to below $58 per barrel by first quarter 2026 followed by an increase to $63 per barrel by the end of the forecast period, while the unemployment rate remains elevated through the end of the forecast period. Selecting the more severe forecast would result in an increase in the quantitative calculation of allowance for credit losses of approximately $361 million as of September 30, 2024. However, factoring in model overlays and qualitative adjustments could result in a materially different estimate under a more severe scenario. The Corporation monitors evolving economic conditions for impacts to the allowance for credit losses.
Allowance for Loan Losses
The allowance for loan losses represents management’s estimates of current expected credit losses in the Corporation’s loan portfolio. The allowance for loan losses, which totaled $686 million at September 30, 2024, was relatively stable compared to $688 million at December 31, 2023.
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

Allowance for Credit Losses on Lending-Related Commitments
The allowance for credit losses on lending-related commitments estimates current expected credit losses on collective pools of letters of credit and unused commitments to extend credit based on reserve factors, determined in a manner similar to business loans, multiplied by a probability of draw estimate based on historical experience and credit risk, applied to commitment amounts. The allowance for credit losses on lending-related commitments totaled $34 million and $40 million at September 30, 2024 and December 31, 2023.
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

(dollar amounts in millions)	September 30, 2024	December 31, 2023
Total nonperforming loans and nonperforming assets	$250	$178
Nonperforming loans as a percentage of total loans	0.50%	0.34%
Nonperforming assets as a percentage of total loans and foreclosed property	0.50	0.34
Loans past due 90 days or more and still accruing	$21	$20
Nonperforming assets increased $72 million to $250 million at September 30, 2024, from $178 million at December 31, 2023, which included increases of $51 million in nonaccrual business loans and $21 million in nonaccrual retail loans. Nonperforming loans were 0.50 percent of total loans at September 30, 2024, compared to 0.34 percent at December 31, 2023. For further information regarding the composition of nonperforming loans, refer to Note 4 to the consolidated financial statements.
The following table presents a summary of changes in nonaccrual loans.

	Three Months Ended
(in millions)	September 30, 2024	June 30, 2024	March 31, 2024
Balance at beginning of period	$226	$217	$178
Loans transferred to nonaccrual (a)	55	45	83
Nonaccrual loan gross charge-offs	(23)	(28)	(21)
Loans transferred to accrual status (a)	—	—	(2)
Nonaccrual loans sold	(14)	(2)	(12)
Payments/other (b)	6	(6)	(9)
Balance at end of period	$250	$226	$217
(a)Based on an analysis of nonaccrual loans with book balances greater than $2 million.
(b)Includes net changes related to nonaccrual loans with balances less than or equal to $2 million, payments on nonaccrual loans with book balances greater than $2 million and transfers of nonaccrual loans to foreclosed property.
There were five borrowers with a balance greater than $2 million, totaling $55 million, transferred to nonaccrual status in third quarter 2024, compared to five borrowers totaling $45 million in second quarter 2024 and six borrowers totaling $83 million in first quarter 2024. For further information about the composition of loans transferred to nonaccrual during third quarter 2024, refer to the nonaccrual information by industry category table below.
The following table presents the composition of nonaccrual loans by balance and the related number of borrowers at September 30, 2024 and December 31, 2023.

	September 30, 2024		December 31, 2023
(dollar amounts in millions)	Number of Borrowers	Balance	Number of Borrowers	Balance
Under $2 million	469	$60	457	$50
$2 million - $5 million	13	50	11	35
$5 million - $10 million	4	31	5	35
$10 million - $25 million	6	109	4	58
Total	492	$250	477	$178

The following table presents a summary of nonaccrual loans at September 30, 2024 as well as loans transferred to nonaccrual and net loan charge-offs (recoveries) for the three months ended September 30, 2024, based on North American Industry Classification System (NAICS) categories.

(dollar amounts in millions)	September 30, 2024		Three Months Ended September 30, 2024
	Nonaccrual Loans		Loans Transferred to Nonaccrual (a)		Net Loan Charge-Offs (Recoveries)
Industry Category
Health Care & Social Assistance	$48	19%	$28	51%	$4
Real Estate & Home Builders	39	15	3	5	—
Residential Mortgage	36	14	8	14	—
Manufacturing	28	11	—	—	4
Retail Trade	24	10	3	7	2
Information & Communication	12	5	—	—	1
Utilities	12	5	13	23	—
Transportation & Warehousing	9	4	—	—	—
Arts, Entertainment & Recreation	5	2	—	—	—
Management of Companies and Enterprises	4	2	—	—	—
Wholesale Trade	3	1	—	—	—
Services	3	1	—	—	(1)
Finance and Insurance	—	—	—	—	(3)
Other (b)	27	11	—	—	4
Total	$250	100%	$55	100%	$11
(a)Based on an analysis of nonaccrual loans with book balances greater than $2 million.
(b)Other category includes other industry categories with smaller impacts, as well as consumer, excluding residential mortgage and certain personal purpose nonaccrual loans and net charge-offs.
Loans past due 90 days or more and still accruing interest generally represent loans that are well-collateralized and in the process of collection. Loans past due 90 days or more was $21 million at September 30, 2024, compared to $20 million at December 31, 2023. Loans past due 30-89 days decreased $51 million to $147 million at September 30, 2024, compared to $198 million at December 31, 2023. Loans past due 30 days or more and still accruing interest as a percentage of total loans were 0.33 percent and 0.42 percent at September 30, 2024 and December 31, 2023, respectively. An aging analysis of loans included in Note 4 to the consolidated financial statements provides further information about the balances comprising past due loans.
The following table presents a summary of total criticized loans. The Corporation's criticized list is consistent with the Special Mention, Substandard and Doubtful categories defined by regulatory authorities. Criticized loans on nonaccrual status are individually subjected to quarterly credit quality reviews, and the Corporation may establish specific allowances for such loans. A table of loans by credit quality indicator included in Note 4 to the consolidated financial statements provides further information about the balances comprising total criticized loans. Criticized loans were relatively flat compared to June 30, 2024 and December 31, 2023.

(dollar amounts in millions)	September 30, 2024	June 30, 2024	December 31, 2023
Total criticized loans	$2,417	$2,430	$2,405
As a percentage of total loans	4.8%	4.7%	4.6%
Concentrations of Credit Risk
Concentrations of credit risk may exist when a number of borrowers are engaged in similar activities, or activities in the same geographic region, and have similar economic characteristics that would cause them to be similarly impacted by changes in economic or other conditions. The Corporation has concentrations of credit risk with the commercial real estate and automotive industries. All other industry concentrations, as defined by management, individually represented less than 10 percent of total loans at September 30, 2024.

Commercial Real Estate Lending
At September 30, 2024, the Corporation's commercial real estate portfolio represented 37 percent of total loans. The following table summarizes the Corporation's commercial real estate loan portfolio by loan category.

	September 30, 2024			December 31, 2023
(in millions)	Commercial Real Estate business line (a)	Other (b)	Total	Commercial Real Estate business line (a)	Other (b)	Total
Real estate construction loans	$3,571	$288	$3,859	$4,570	$513	$5,083
Commercial mortgage loans	6,196	8,578	14,774	4,727	8,959	13,686
Total commercial real estate	$9,767	$8,866	$18,633	$9,297	$9,472	$18,769
(a)Primarily loans to real estate developers.
(b)Primarily loans secured by owner-occupied real estate.
The Corporation limits risk inherent in its commercial real estate lending activities by monitoring borrowers directly involved in the commercial real estate markets and adhering to conservative policies on loan-to-value ratios for such loans. Commercial real estate loans, consisting of real estate construction and commercial mortgage loans, totaled $18.6 billion at September 30, 2024. Commercial real estate loans made to borrowers in the Commercial Real Estate business line, which includes loans to real estate developers, totaled $9.8 billion, or 52 percent of total commercial real estate loans, an increase of $470 million compared to December 31, 2023. The Commercial Real Estate business line at September 30, 2024 was predominantly secured by multi-family and industrial properties, comprising 50% and 28% of the portfolio, respectively, with only 4% secured by office properties.
Commercial real estate loans in other business lines totaled $8.9 billion, or 48 percent of total commercial real estate loans, at September 30, 2024, a decrease of $606 million compared to December 31, 2023. These loans consisted primarily of owner-occupied commercial mortgages, which bear credit characteristics similar to non-commercial real estate business loans. Generally, loans previously reported as real estate construction are classified as commercial mortgage loans upon receipt of a certificate of occupancy.
The real estate construction loan portfolio primarily contains loans made to long-tenured customers with satisfactory completion experience. There were $36 million in criticized real estate construction loans in the Commercial Real Estate business line and $2 million in other business lines at September 30, 2024, compared to $86 million in the Commercial Real Estate business line and $12 million in other business lines at December 31, 2023.
For the three month periods ended September 30, 2024 and June 30, 2024, as well as the nine months ended September 30, 2024 and 2023, there were no net charge-offs of real estate construction loans.
Commercial mortgage loans are loans where the primary collateral is a lien on any real property and are primarily loans secured by owner-occupied real estate. Real property is generally considered primary collateral if the value of that collateral represents more than 50 percent of the commitment at loan approval. Loans in the commercial mortgage portfolio generally mature within three to five years. Criticized commercial mortgage loans in the Commercial Real Estate business line totaled $392 million and $378 million at September 30, 2024 and December 31, 2023, respectively. In other business lines, $556 million and $395 million of commercial mortgage loans were criticized at September 30, 2024 and December 31, 2023, respectively, with the increase primarily in senior housing properties, largely managed in the Corporate Banking line of business. Senior housing loans totaled $722 million at September 30, 2024, of which 44% were criticized, compared to $796 million at December 31, 2023, of which 11% were criticized.
Commercial mortgage net charge-offs were $9 million and $5 million for the three months ended September 30, 2024 and June 30, 2024, respectively. For the nine months ended September 30, 2024, commercial mortgage net charge-offs were $14 million, compared to none for the nine months ended September 30, 2023.

Automotive Lending - Dealer
The following table presents a summary of automotive dealership loans.

	September 30, 2024		December 31, 2023
(in millions)	Loans Outstanding	Percent of Total Loans	Loans Outstanding	Percent of Total Loans
Dealer:
Floor plan	$2,232		$2,313
Other	3,163		3,878
Total dealer	$5,395	10.7%	$6,191	11.9%
Substantially all dealer loans are in the National Dealer Services business line and primarily include floor plan financing and other loans to automotive dealerships. Floor plan loans, included in commercial loans in the Consolidated Balance Sheets, totaled $2.2 billion at September 30, 2024, a decrease of $81 million compared to $2.3 billion at December 31, 2023. At September 30, 2024 and December 31, 2023, other loans to automotive dealers in the National Dealer Service business line totaled $3.2 billion and $3.9 billion, respectively, including $1.9 billion and $2.2 billion of owner-occupied commercial real estate mortgage loans, respectively.
There were no nonaccrual dealer loans at both September 30, 2024 and December 31, 2023. Additionally, there were no net charge-offs of dealer loans during the three months ended September 30, 2024 and June 30, 2024, or in the nine months ended September 30, 2024 and 2023.
Automotive Lending - Production
The following table presents a summary of loans to borrowers involved with automotive production.

	September 30, 2024		December 31, 2023
(in millions)	Loans Outstanding	Percent of Total Loans	Loans Outstanding	Percent of Total Loans
Production:
Domestic	$558		$591
Foreign	293		257
Total production	$851	1.7%	$848	1.6%
Loans to borrowers involved with automotive production, primarily Tier 1 and Tier 2 suppliers, totaled $851 million at September 30, 2024 and $848 million December 31, 2023. These borrowers have faced, and could face in the future, financial difficulties due to disruptions in auto production, issues with supply chains and logistics operations and impacts resulting from labor union strikes. As such, management continues to monitor this portfolio.
Nonaccrual loans to borrowers involved with automotive production totaled $2 million and $17 million at September 30, 2024 and December 31, 2023, respectively. Automotive production loan net recoveries totaled $1 million for the three- and nine-month periods ended September 30, 2024, compared to none for both the three months ended June 30, 2024 and the nine months ended September 30, 2023.
Residential Real Estate Lending
At September 30, 2024, residential real estate loans represented 7 percent of total loans. The following table summarizes the Corporation's residential mortgage and home equity loan portfolios by geographic market.

	September 30, 2024				December 31, 2023
(dollar amounts in millions)	Residential Mortgage Loans	% of Total	Home Equity Loans	% of Total	Residential Mortgage Loans	% of Total	Home Equity Loans	% of Total
Geographic market:
Michigan	$570	30%	$427	24%	$548	29%	$444	25%
California	867	46	920	51	871	46	911	51
Texas	270	14	360	20	272	14	351	20
Other Markets	194	10	87	5	198	11	86	4
Total	$1,901	100%	$1,794	100%	$1,889	100%	$1,792	100%
Residential real estate loans, which consist of traditional residential mortgages and home equity loans and lines of credit, totaled $3.7 billion at September 30, 2024. The residential real estate portfolio is principally located within the Corporation's primary geographic markets. Substantially all residential real estate loans past due 90 days or more are placed on nonaccrual status, and substantially all junior lien home equity loans that are current or less than 90 days past due are placed on nonaccrual status if full collection of the senior position is in doubt. At no later than 180 days past due, such loans are charged off to current appraised values less costs to sell.
Residential mortgages totaled $1.9 billion at September 30, 2024, and were primarily larger, variable-rate mortgages originated and retained for certain private banking relationship customers. Of the $1.9 billion of residential mortgage loans outstanding, $36 million were on nonaccrual status at September 30, 2024, an increase of $17 million compared to December 31, 2023. The home equity portfolio totaled $1.8 billion at September 30, 2024, of which 95 percent was outstanding under primarily variable-rate, interest-only home equity lines of credit and 5 percent were in amortizing status. Of the $1.8 billion of home equity loans outstanding, $25 million were on nonaccrual status at September 30, 2024. A majority of the home equity portfolio was secured by junior liens at September 30, 2024.
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
The following table summarizes information about loans in the Corporation's Energy business line.

	September 30, 2024				December 31, 2023
(dollar amounts in millions)	Outstandings		Nonaccrual	Criticized (a)	Outstandings		Nonaccrual	Criticized (a)
Exploration and production (E&P)	$1,084	83%	$—	$—	$1,070	77%	$4	$4
Midstream	228	17	—	—	312	23	—	—
Total Energy business line	$1,312	100%	$—	$—	$1,382	100%	$4	$4
(a)    Includes nonaccrual loans.
Loans in the Energy business line totaled $1.3 billion, or less than 3 percent of total loans, at September 30, 2024, a decrease of $70 million compared to December 31, 2023. Total exposure, including unused commitments to extend credit and letters of credit, was $3.3 billion at September 30, 2024 (a utilization rate of 39 percent) and $3.3 billion at December 31, 2023 (a utilization rate of 42 percent). There were no nonaccrual or criticized Energy loans at September 30, 2024, compared to $4 million at December 31, 2023. There were no Energy net charge-offs for the three months ended September 30, 2024 compared to net recoveries of $9 million for the three months ended June 30, 2024. Energy net recoveries were $9 million for the nine months ended September 30, 2024 compared to net recoveries of $1 million for the nine months ended September 30, 2023.
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
The following tables summarize information about HR C&I loans, which represented 5 percent of total loans at September 30, 2024 and December 31, 2023.

(in millions)	September 30, 2024	December 31, 2023
Outstandings	$2,604	$2,814
Criticized	262	332

There were $14 million in net charge-offs of leveraged loans during the three months ended September 30, 2024, compared to $3 million for the three months ended June 30, 2024, and $23 million for the nine months ended September 30, 2024, compared to $1 million for the nine months ended September 30, 2023.
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
The Corporation performs monthly liquidity stress testing to evaluate its ability to meet funding needs in hypothetical stressed environments. Such environments cover a series of scenarios, including both idiosyncratic and market-wide in nature, which vary in terms of duration and severity. The Corporation's evaluation as of September 30, 2024 projected that sufficient sources of liquidity were available under each series of events.
In addition to assessing liquidity risk on a consolidated basis, Corporate Treasury also monitors the parent company's liquidity and has established liquidity coverage requirements for meeting expected obligations without the support of additional dividends from subsidiaries. ALCO's policy on liquidity risk management requires the parent company to maintain sufficient liquidity to meet expected cash obligations, such as debt service, dividend payments and normal operating expenses, over a period of no less than 12 months. The Corporation had liquid assets of $1.3 billion on an unconsolidated basis at September 30, 2024.
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
Interest Rate Risk
Net interest income is the primary source of revenue for the Corporation. Interest rate risk arises in the normal course of business due to differences in the repricing and cash flow characteristics of assets and liabilities, primarily through the Corporation's core business activities of extending loans and acquiring deposits. The Corporation's balance sheet is predominantly characterized by floating-rate loans funded by core deposits. Including the impact of interest rate swaps converting floating-rate loans to fixed, the Corporation's loan composition at September 30, 2024 was 56 percent fixed-rate, 35 percent overnight to 30-day rate, 6 percent 90-day and greater rates and 3 percent prime. The composition of the loan portfolio creates sensitivity to interest rate movements due to the imbalance between the faster repricing of the floating-rate loan portfolio versus deposit products. In addition, the growth and/or contraction in the Corporation's loans and deposits may lead to changes in sensitivity to interest rate movements in the absence of mitigating actions. Examples of such actions are purchasing fixed-rate investment securities, which provide liquidity to the balance sheet and act to mitigate the inherent interest rate sensitivity, as well as hedging with interest rate swaps and options. Other mitigating factors include interest rate floors on a portion of the loan portfolio.
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

Sensitivity of Net Interest Income to Changes in Interest Rates
The analysis of the impact of changes in interest rates on net interest income under various interest rate scenarios is management's principal risk management technique. Management models a base-case net interest income under an unchanged interest rate environment using a static balance sheet and generates sensitivity scenarios by changing certain model assumptions. Each scenario includes assumptions such as loan growth, investment security prepayment levels, depositor behavior and overall balance sheet mix and growth which are in line with historical patterns. Additionally, the analysis assumes that all loan hedges qualify for hedge accounting. Changes in actual economic activity may result in a materially different interest rate environment as well as a balance sheet structure that is different from the changes management included in its simulation analysis. Model assumptions in the sensitivity scenarios at September 30, 2024 included for the rising rate scenarios, a modest increase in loan balances and a moderate decrease in deposit balances, and for the declining rate scenarios, a modest decrease in loan balances and a moderate increase in deposit balances. In addition, both scenarios assumed loan spreads held at current levels, an incremental interest-bearing deposit beta of approximately 47%, deposit mix shifts based on historical observations, partial reinvestment of securities portfolio cash flows and no additions to interest rate swaps.
The average balance of the securities portfolio included in the analysis was $15.9 billion for the three months ended September 30, 2024 with an average yield of 2.17% and effective duration of 5.6 years.
The table below details components of the variable-rate loan swap portfolio at September 30, 2024.

	Variable-Rate Loan Swaps
(dollar amounts in millions)	Notional Amount	Weighted Average Yield	Years to Maturity (a)
Swaps under contract at September 30, 2024 (b)	$29,500	2.48%	2.7
Swaps under contract at September 30, 2024, excluding bridge swaps with CME (c)	23,900	2.53	2.6
Weighted average notional active per period:
Full year 2024	23,575	2.50	2.6
Full year 2025	22,973	2.57	3.4
(a)Years to maturity calculated from a starting date of September 30, 2024.
(b)Includes forward starting swaps of $6.1 billion starting in fourth quarter 2024. Excluding forward starting swaps, the weighted average yield was 2.51%.
(c)Excludes $5.6 billion of bridge swaps used for BSBY transition purposes by the CME. See "BSBY Cessation" section for more information.
The analysis also includes interest rate swaps that convert $6.8 billion of fixed-rate medium- and long-term debt and FHLB advances to variable rates through fair value hedges. Additionally, included in this analysis are $15.0 billion of loans that were subject to an average interest rate floor of 51 basis points at September 30, 2024. This base-case net interest income is then compared against interest rate scenarios in which short-term rates rise or decline 100 or 200 basis points (with a floor of zero percent) in a linear, non-parallel fashion from the base case over 12 months, resulting in an average change of 50 or 100 basis points over the period.
The table below, as of September 30, 2024 and December 31, 2023, displays the estimated impact on net interest income during the next 12 months by relating the base case scenario results to those from the rising and declining rate scenarios described above.

	Estimated Annual Change
	September 30, 2024			December 31, 2023
(dollar amounts in millions)	Amount	%		Amount	%
Change in Interest Rates:			Change in Interest Rates:
Rising 100 basis points	$(21)	(1%)	Rising 100 basis points	$(36)	(2%)
(50 basis points on average)			(50 basis points on average)
Declining 100 basis points	9	—	Declining 100 basis points	23	1
(50 basis points on average)			(50 basis points on average)
Rising 200 basis points	(57)	(2)	Rising 200 basis points	(87)	(4)
(100 basis points on average)			(100 basis points on average)
Declining 200 basis points	6	—	Declining 200 basis points	33	1
(100 basis points on average)			(100 basis points on average)
Sensitivity to both rising and declining interest rates decreased from December 31, 2023 to September 30, 2024 due to changes in balance sheet mix dynamics.

At September 30, 2024, additional sensitivity scenarios applied the rising and declining 100 basis point scenario assumptions with a 60% incremental deposit beta relative to the base case scenario to assess the impact of the Corporation's deposit beta assumptions. In these rising and declining scenarios, net interest income decreased by $50 million and increased by $31 million, respectively, due to a more rapid repricing pace compared to the standard model assumptions.
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
The table below, as of September 30, 2024 and December 31, 2023, displays the estimated impact on the economic value of equity from the interest rate scenario described above.

	September 30, 2024			December 31, 2023
(dollar amounts in millions)	Amount	%		Amount	%
Change in Interest Rates:			Change in Interest Rates:
Rising 100 basis points	$(586)	(5%)	Rising 100 basis points	$(567)	(4%)
Declining 100 basis points	700	5	Declining 100 basis points	794	6
Rising 200 basis points	(1,239)	(10)	Rising 200 basis points	(1,254)	(10)
Declining 200 basis points	1,260	10	Declining 200 basis points	1,363	11
The sensitivity of economic value of equity to rising and declining rates was largely unchanged from December 31, 2023 to September 30, 2024.
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
BSBY cessation negatively impacted interest income on commercial loans by $9 million for the three months ended September 30, 2024, compared to $3 million for the three months ended June 30, 2024. Refer to Note 6 to the consolidated financial statements for further discussion of re-designated interest rate hedges.
At September 30, 2024, the Corporation had $22.8 billion of exposure to BSBY-based products, including $12.4 billion in loans and $10.4 billion in interest rate swaps. The Corporation ceased originating BSBY-based products and is working to convert BSBY-based loans to other indices as repricing opportunities occur. The Corporation expects any BSBY-based contracts that do not organically transition to SOFR by November 15, 2024, will transition to SOFR through existing fallback language, which for loans is the first repricing date after BSBY cessation occurs in November 2024. For interest rate swaps, the Corporation plans to enact the International Swaps and Derivatives Association (ISDA) Definition and Benchmark Supplement language, as applicable.
In the third quarter of 2023, as part of the transition from BSBY to SOFR, the CME converted existing BSBY swaps into two swaps: a short-dated BSBY swap (bridge swap) and a forward starting SOFR swap (surviving swap). The two swaps are designed to cover the same period of time as the original BSBY swap. As a result of this approach, the conversion resulted in a temporary $9.3 billion increase in notional balances when compared to the former BSBY-based swaps cleared through the CME, which consisted of $5.6 billion in cash flow swaps and $3.7 billion in customer-initiated swaps. This temporary increase in notional amounts due to the bridge swaps is expected to resolve in the fourth quarter of 2024.

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
The Corporation satisfies incremental liquidity needs with either liquid assets or external funding sources. Available liquidity includes cash, FHLB advances and FRB borrowing through the discount window, as well as the market value of unencumbered investment securities, which, if needed, could be utilized as collateral for FHLB advances and FRB borrowings. The Corporation has pledged a portion of its investment securities portfolio to access wholesale funding as needed.
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
At September 30, 2024, the Bank had pledged real estate-related loans totaling $22.5 billion and investment securities totaling $6.4 billion to the FHLB, which provided for up to $17.3 billion of collateralized borrowing with the FHLB.
The FRB provides liquidity through its discount window, where banks may borrow funds based on the discounted fair value of pledged assets. At September 30, 2024, the Bank pledged $20.3 billion of loans to the FRB, which provided for up to $16.8 billion of collateralized borrowing through the discount window.
The table below details the Corporation's sources of available liquidity at September 30, 2024.

(dollar amounts in millions)	Total Capacity	Borrowings Outstanding	Available Liquidity
Cash on deposit with FRB (a)			$5,374
Unencumbered investment securities (b)			8,575
Secured borrowing facilities:
FHLB	$17,311	$4,000	13,311
FRB	16,804	—	16,804
Total available liquidity			$44,064
(a)Included in interest-bearing deposits with banks on the Consolidated Balance Sheet.
(b)Market value of available-for-sale investment securities that the Corporation can pledge or sell without third-party consent.
The Corporation may also use brokered deposits and external debt as additional sources of funding, and maintains a shelf registration statement with the Securities and Exchange Commission through which it may issue securities. The ability of the Corporation and the Bank to raise unsecured funding at competitive rates is impacted by rating agencies' views of the credit quality, liquidity, capital, earnings and other relevant factors related to the Corporation and the Bank. As of September 30, 2024, the three major rating agencies had assigned the following ratings to long-term senior unsecured obligations of the Corporation and the Bank, as well as long-term deposits at the Bank. A security rating is not a recommendation to buy, sell, or hold securities and may be subject to revision or withdrawal at any time by the assigning rating agency. Each rating should be evaluated independently of any other rating.

	Debt Ratings			Deposit Ratings
	Comerica Incorporated	Comerica Bank		Comerica Bank
September 30, 2024	Rating	Rating	Outlook	Rating
Moody’s Investors Service (a)	Baa1	Baa1	Negative	A1
Fitch Ratings	A-	A-	Negative	A
Standard and Poor’s	BBB	BBB+	Stable	not rated
(a)In September 2024, Moody's Investors Service placed the Corporation and Bank's ratings on review for downgrade.

Deposit Concentrations and Uninsured Deposits
The Corporation's uninsured deposits are well-diversified between geographies, industries and customers. At September 30, 2024, the Retail Bank and general Middle Market segments, both highly diversified and granular, accounted for 38% and 27% of the total deposit base, respectively. Corporate Banking and Technology and Life Sciences comprised 6% and 5% each of total deposits, respectively, which were the largest deposit concentrations of the more specialized business lines.
Uninsured deposits are defined as the portion of deposit accounts in U.S. offices that exceed the FDIC insurance limit and amounts in any other uninsured investment or deposit account that are classified as deposits and are not subject to any federal or state deposit insurance regimes.

	September 30, 2024		December 31, 2023
(Dollar amount in millions)	Amount	Percentage of total deposits	Amount	Percentage of total deposits
Total uninsured deposits, as calculated per regulatory guidelines	$31,926	51%	$31,485	47%
Less: affiliate deposits	(3,839)		(4,064)
Total uninsured deposits, excluding affiliate deposits	$28,087	45%	$27,421	41%
Time deposits otherwise uninsured, which consist of foreign office time deposits, totaled $25 million at September 30, 2024 and all mature in three months or less. Collateralized deposits, consisting of trust deposits as well as deposits of public entities and state and local government agencies, totaled $361 million at September 30, 2024, compared to $687 million at December 31, 2023.
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
For the three months ended September 30, 2024, average deposits related to the Direct Express program were $3.4 billion, all of which were noninterest-bearing. Card fee income related to the Direct Express program was $137 million and $30 million for the year ended December 31, 2023 and the three months ended September 30, 2024, respectively. Outside processing expenses related to the Direct Express program were $138 million and $29 million, respectively, for the same periods. The Corporation cannot currently predict the impact that the loss of this contract and the related deposits could have on its financial statements as it will be subject to many factors, including the timing, costs and extent of securing any necessary alternative sources of funding. However, such impact could be material.

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

(dollar amounts in millions, except per share data)	September 30, 2024	December 31, 2023
Common Equity Tier 1 Capital (a):
Tier 1 capital	$9,078	$8,808
Less:
Fixed-rate reset non-cumulative perpetual preferred stock	394	394
Common equity tier 1 capital	$8,684	$8,414
Risk-weighted assets	$72,576	$75,901
Tier 1 capital ratio	12.51%	11.60%
Common equity tier 1 capital ratio	11.97	11.09
Tangible Common Equity Ratio:
Total shareholders' equity	$7,366	$6,406
Less:
Fixed-rate reset non-cumulative perpetual preferred stock	394	394
Common shareholders' equity	$6,972	$6,012
Less:
Goodwill	635	635
Other intangible assets	6	8
Tangible common equity	$6,331	$5,369
Total assets	$79,663	$85,834
Less:
Goodwill	635	635
Other intangible assets	6	8
Tangible assets	$79,022	$85,191
Common equity ratio	8.75%	7.00%
Tangible common equity ratio	8.01	6.30
Tangible Common Equity per Share of Common Stock:
Common shareholders' equity	$6,972	$6,012
Tangible common equity	6,331	5,369
Shares of common stock outstanding (in millions)	133	132
Common shareholders' equity per share of common stock	$52.52	$45.58
Tangible common equity per share of common stock	47.69	40.70
(a)September 30, 2024 ratios are estimated.
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

(dollar amounts in millions)	September 30, 2024	December 31, 2023
Uninsured Deposits:
Total uninsured deposits, as calculated per regulatory guidelines	$31,926	$31,485
Less: affiliate deposits	(3,839)	(4,064)
Total uninsured deposits, excluding affiliate deposits	$28,087	$27,421

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
PART II. OTHER INFORMATION
ITEM 1. Legal Proceedings
For information regarding the Corporation's legal proceedings, see "Part I. Item 1. Note 13 – Contingent Liabilities," which is incorporated herein by reference.

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

ITEM 5. Other Information
No director or officer (as defined in Rule 16a-1(f) of the Exchange Act) of the Corporation adopted, modified, or terminated any Rule 10b5-1 trading arrangement or any non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K) during the quarter ended September 30, 2024.

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

4	[In accordance with Regulation S-K Item No. 601(b)(4)(iii), the Corporation is not filing copies of instruments defining the rights of holders of long-term debt because none of those instruments authorizes debt in excess of 10% of the total assets of the registrant and its subsidiaries on a consolidated basis. The Corporation hereby agrees to furnish a copy of any such instrument to the SEC upon request.]

31.1	Chairman, President and CEO Rule 13a-14(a)/15d-14(a) Certification of Periodic Report (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002).

31.2	Senior Executive Vice President and CFO Rule 13a-14(a)/15d-14(a) Certification of Periodic Report (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002).

32*	Section 1350 Certification of Periodic Report (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002).

99.1	Comerica Incorporated Compensation Recovery Policy, adopted on November 7, 2023.

101
Financial statements from Quarterly Report on Form 10-Q of the Corporation for the quarter ended September 30, 2024, formatted in Inline XBRL: (i) the Consolidated Balance Sheets (unaudited), (ii) the Consolidated Statements of Comprehensive Income (unaudited), (iii) the Consolidated Statements of Changes in Shareholders' Equity (unaudited), (iv) the Consolidated Statements of Cash Flows (unaudited) and (v) the Notes to Consolidated Financial Statements (unaudited).

104	The cover page from the Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 2024, formatted in Inline XBRL (included in Exhibit 101).

*	The certification attached as Exhibit 32 is not deemed “filed” with the SEC and is not to be incorporated by reference into any filing of the Corporation under the Securities Act of 1933, as amended, or the Exchange Act, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.

†	Management contract or compensatory plan or arrangement.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMERICA INCORPORATED
(Registrant)

/s/ Mauricio A. Ortiz
Mauricio A. Ortiz
Executive Vice President,
Chief Accounting Officer,
Controller and
Duly Authorized Officer
Date: October 28, 2024