Form 10-K
period 2024-12-31
COMERICA INC /NEW/
filed 2025-02-24
CIK 28412

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2024
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
    If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.     ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in this filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that require a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
At June 28, 2024 (the last business day of the registrant’s most recently completed second fiscal quarter), the registrant’s common stock, $5 par value, held by non-affiliates had an aggregate market value of approximately $6.7 billion based on the closing price on the New York Stock Exchange on that date of $51.04 per share. For purposes of this Form 10-K only, it has been assumed that all shares of common stock the registrant's Trust Department holds for Comerica’s employee plans, and all shares of common stock the registrant’s directors and executive officers hold, are shares held by affiliates.
At February 20, 2025, the registrant had outstanding 131,350,607 shares of its common stock, $5 par value.
Documents Incorporated by Reference:
Part III: Items 10-14 and Part II Item 5 as to "Equity Compensation Plan Information"—Proxy Statement for the Annual Meeting of Shareholders to be held April 29, 2025.

FORWARD-LOOKING STATEMENTS
This report includes forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. In addition, Comerica Incorporated ("Comerica" or the "Corporation") may make other written and oral communications from time to time that contain such statements. All statements regarding the Corporation's expected financial position, strategies and growth prospects as well as general economic conditions expected to exist in the future are forward-looking statements. Words such as “anticipates,” “believes,” "contemplates," “feels,” “expects,” “estimates,” “seeks,” “strives,” “plans,” “intends,” “outlook,” “forecast,” “position,” “target,” “mission,” “assume,” “achievable,” “potential,” “strategy,” “goal,” “aspiration,” “opportunity,” “initiative,” “outcome,” “continue,” “remain,” “maintain,” "on track," “trend,” “objective,” “looks forward,” "projects," "models" and variations of such words and similar expressions, or future or conditional verbs such as “will,” “would,” “should,” “could,” “might,” “can,” “may” or similar expressions, as they relate to the Corporation or its management, are intended to identify forward-looking statements. The Corporation cautions that forward-looking statements are subject to numerous assumptions, risks and uncertainties, which change over time. Forward-looking statements speak only as of the date the statement is made, and the Corporation does not undertake to update forward-looking statements to reflect facts, circumstances, assumptions or events that occur after the date the forward-looking statements are made. Actual results could differ materially from those anticipated in forward-looking statements and future results could differ materially from historical performance.
In addition to factors mentioned elsewhere in this report, actual results could differ materially from forward-looking statements and future results could differ materially from historical performance due to a variety of reasons, including but not limited to, the following factors:
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
•fluctuations in interest rates and their impact on deposit pricing could impact the Corporation's net interest income and balance sheet;
•the Corporation must maintain adequate sources of funding and liquidity to meet regulatory expectations, support its operations and fund outstanding liabilities;
•reduction in the Corporation's credit ratings could adversely affect the Corporation and/or the holders of its securities;
•the soundness of other financial institutions could adversely affect the Corporation;
•security risks, including denial of service attacks, hacking, social engineering attacks targeting the Corporation’s colleagues, customers and partners, malware intrusion or data corruption attempts, and identity theft, could result in the disclosure of confidential information, adversely affect its business or reputation, and create significant legal and financial exposure;
•cybersecurity and data privacy are areas of heightened legislative and regulatory focus;
•the Corporation’s operational or security systems or infrastructure, or those of third parties, could fail or be breached, which could disrupt Comerica's business and adversely impact the Corporation's results of operations, liquidity and financial condition, as well as cause legal or reputational harm;
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
•inflation has impacted, and could continue to negatively impact, the Corporation's business, profitability and stock price;
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
•the Corporation's stock price can be volatile; and
•an investment in the Corporations' equity securities is not insured or guaranteed by the Federal Deposit Insurance Corporation.

PART I
Item 1. Business.
GENERAL
Comerica Incorporated is a financial services company, incorporated under the laws of the State of Delaware in 1973, and headquartered in Dallas, Texas. Based on total assets as reported in the most recently filed Consolidated Financial Statements for Bank Holding Companies (FR Y-9C), Comerica was among the 25 largest commercial United States (“U.S.”) financial holding companies. As of December 31, 2024, Comerica owned directly or indirectly all the outstanding common stock of two active banking subsidiaries (Comerica Bank, a Texas banking association, and Comerica Bank & Trust, National Association) as well as non-banking subsidiaries. At December 31, 2024, Comerica had total assets of approximately $79.3 billion, total deposits of approximately $63.8 billion, total loans of approximately $50.5 billion and shareholders’ equity of approximately $6.5 billion.
Comerica has strategically aligned its operations into three major business segments: the Commercial Bank, the Retail Bank, and Wealth Management. Comerica operates in five primary geographic markets - Texas, California, Michigan, Arizona and Florida - and secondarily in several mountain, southeastern and other states, and in Canada and Mexico.
In 2023, Comerica announced a strategic relationship with Ameriprise Financial Institutions Group ("Ameriprise") to become Comerica’s new investment program provider. As such, Comerica transitioned support of specific insurance, brokerage and investment advisory activities to Ameriprise. The name representing this strategic relationship is Comerica Financial Advisors, powered by Ameriprise Financial.
Comerica provides information about the net interest income and noninterest income it received from its various classes of products and services: (1) under the caption, “Analysis of Net Interest Income” in the Financial Section of this report; (2) under the caption “Rate/Volume Analysis” in the Financial Section of this report; and (3) under the caption “Noninterest Income” in the Financial Section of this report.
COMPETITION
The financial services business is highly competitive. Comerica and its subsidiaries mainly compete in their primary and secondary geographic markets, and also compete throughout the continental U.S., Mexico and Canada as they pursue certain businesses on a national scale that fall outside of the primary markets, such as U.S. Banking, Environmental Services and National Dealer Services. They have strategically placed offices in faster growing markets where there is a concentration of customers and industries they serve. Comerica has established commercial offices in North Carolina, South Carolina and Colorado, and has made other investments in the Mountain West region of the United States.
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
In addition to banks, Comerica and its banking subsidiaries also face competition from financial intermediaries, including savings and loan associations, consumer and commercial finance companies, leasing companies, venture capital funds, hedge funds, private equity firms, credit unions, investment banks, insurance companies and securities firms. Competition among providers of financial products and services continues to increase as technology advances have lowered the barriers to entry for financial technology companies, with customers having the opportunity to select from a growing variety of traditional and nontraditional alternatives, including crowdfunding, digital wallets and money transfer services. The ability of non-banks to provide services previously limited to traditional banks has intensified competition. Because non-banks are not subject to many of the same regulatory restrictions as banks and bank holding companies, they can often operate with greater flexibility and lower cost structures.
Finally, the industry in which Comerica operates continues to consolidate, which eliminates some regional and local institutions, while potentially strengthening acquirers. Comerica believes that the level of competition in all geographic markets in which it operates will continue to increase in the future.
SUPERVISION AND REGULATION
Banks, bank holding companies, and other financial institutions are highly regulated at both the state and federal level. Comerica is subject to supervision and regulation at the federal level by the Board of Governors of the Federal Reserve System through the Federal Reserve Bank of Dallas pursuant to the Bank Holding Company Act of 1956, as amended. Comerica Bank (the "Bank") is chartered by the State of Texas and at the state level is supervised and regulated by the Texas Department of Banking under the Texas Finance Code and the Texas Administrative Code. The Bank has elected to be a member of the Federal Reserve System under the Federal Reserve Act and, consequently, is supervised and regulated by the Federal Reserve Bank ("FRB"). Comerica Bank & Trust, National Association is federally chartered and is subject to supervision and regulation by the Office of the Comptroller of the Currency (“OCC”) pursuant to the National Bank Act. Comerica Bank & Trust, National Association, by virtue of being a national bank, is also a member of the Federal Reserve System. Furthermore, given that the Bank is a bank with assets in excess of $10 billion, it is subject to supervision and regulation by the Consumer Financial Protection Bureau ("CFPB") for purposes of assessing compliance with federal consumer financial laws. The Bank's deposits, and those of Comerica Bank & Trust, National Association, are insured by the Deposit Insurance Fund (“DIF”) of the Federal Deposit Insurance Corporation (“FDIC”) to the fullest extent provided by law, and therefore the Bank and Comerica Bank & Trust, National Association are each also subject to regulation by the FDIC. Certain transactions executed by the Bank are also subject to regulation by the U.S. Commodity Futures Trading Commission (“CFTC”). The Department of Labor (“DOL”) regulates financial institutions providing services to plans governed by the Employee Retirement Income Security Act of 1974. The Bank’s Canada branch is supervised by the Office of the Superintendent of Financial Institutions and its Mexico representative office is also supervised by the Banco de México. The Bank is also registered in the Cayman Islands and subject to supervision by the Cayman Islands Monetary Authority.
The FRB supervises non-banking activities conducted by companies directly and indirectly owned by Comerica. In addition, Comerica’s non-banking subsidiaries are subject to supervision and regulation by various state, federal and self-regulatory agencies, including, but not limited to, the Financial Industry Regulatory Authority, Inc. (“FINRA”), the Department of Licensing and Regulatory Affairs of the State of Michigan and the Securities and Exchange Commission (“SEC”) (in the case of Comerica Securities, Inc.); and the Department of Insurance and Financial Services of the State of Michigan (in the case of Comerica Insurance Services, Inc.).
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
Comerica is also subject to the disclosure and regulatory requirements of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended (the "Exchange Act"), both as administered by the SEC, as well as the rules of the New York Stock Exchange.
Described below are material elements of selected laws and regulations applicable to Comerica and its subsidiaries. The descriptions are not intended to be complete and are qualified in their entirety by reference to the full text of the statutes and regulations described. Comerica expects that the Trump administration will seek to implement a regulatory reform agenda that is significantly different from that of the Biden administration, impacting the rulemaking, supervision, examination and enforcement priorities of the federal banking agencies. Changes in applicable law or regulation, and in their application by regulatory agencies, cannot be predicted, but they may have a material effect on the business of Comerica and its subsidiaries.

Economic Growth, Regulatory Relief and Consumer Protection Act and Recent Developments
On May 24, 2018, EGRRCPA was signed into law. Among other regulatory changes, EGRRCPA amended various sections of the Dodd-Frank Act, including section 165 of Dodd-Frank Act, which was revised to raise the asset thresholds for determining the application of enhanced prudential standards for bank holding companies (the “Tailoring Rules”). Under EGRRCPA bank holding companies with less than $100 billion of consolidated assets, such as Comerica, became exempt from all of the Dodd-Frank enhanced prudential standards, except risk committee requirements. As a result, Comerica currently is not subject to the remaining Dodd-Frank Act enhanced prudential standards or certain capital and liquidity rules to large bank holding companies and depository institutions.
Should Comerica meet or cross the $100 billion asset threshold and thus become a Category IV institution, it will be subject to additional and more stringent regulation, which includes, but is not limited to, enhanced prudential standards for U.S. banking organizations with $100 to $250 billion of consolidated assets. In addition, Comerica would be required to pay the supervision and regulation fee assessment under the Dodd-Frank Act.
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
Requirements for Approval of Activities and Acquisitions
The Gramm-Leach-Bliley Act expanded the activities in which a bank holding company registered as a financial holding company can engage. A financial holding company may affiliate with securities firms and insurance companies and engage in activities that are financial in nature or incidental or complementary to activities that are financial in nature. Activities that are “financial in nature” include, but are not limited to: securities underwriting; securities dealing and market making; sponsoring mutual funds and investment companies (subject to regulatory requirements described below); insurance underwriting and agency; merchant banking; and activities that the FRB determines, in consultation with the Secretary of the United States Treasury, to be financial in nature or incidental to a financial activity. “Complementary activities” are activities that the FRB determines upon application to be complementary to a financial activity and that do not pose a substantial risk to the safety or soundness of depository institutions or the financial system generally. In order to exercise the full benefits of its status as a bank holding company and a financial holding company, Comerica and each of its depository institution subsidiaries must be considered “well capitalized” and “well managed.” If at any time a financial holding company or any subsidiary bank is not considered “well capitalized” or “well managed” under applicable regulatory standards, the law and the FRB limit its ability to conduct the broader financial activities permissible for financial holding companies, and impose limitations or conditions on its conduct or activities or those of its bank and non-bank affiliates. If the deficiencies persist, the FRB could order the financial holding company to divest any subsidiary bank or to cease engaging in any activities permissible for financial holding companies that are not permissible for bank holding companies, or the financial holding company could elect to conform its non-banking activities to those permissible for a bank holding company that is not also a financial holding company. Adverse examinations at the bank-level also could increase costs and limit activities and growth of Comerica Bank & Trust, National Association and the Bank and its subsidiaries.
Federal and state laws impose notice and approval requirements for mergers and acquisitions of other depository institutions or bank holding companies. In many cases, no FRB approval is required for a financial holding company to acquire a company engaged in activities that are financial in nature or incidental to activities that are financial in nature, as determined by the FRB. Prior approval is required before a financial holding company may acquire the beneficial ownership or control of more than 5% of any class of voting shares or substantially all of the assets of another bank holding company (including a financial holding company) or a bank. In considering applications for approval of acquisitions, the banking regulators may take several factors into account, including whether the financial holding company and its subsidiaries are well capitalized and well managed, are in compliance with anti-money laundering laws and regulations, or have CRA ratings of less than “Satisfactory.” The Bank's current CRA rating is "Outstanding."

Acquisitions of Ownership of Comerica
Acquisitions of Comerica’s voting stock above certain thresholds are subject to prior regulatory notice or approval under federal banking laws, including the Bank Holding Company Act of 1956 and the Change in Bank Control Act of 1978. Under the Change in Bank Control Act, a person or entity generally must provide prior notice to the FRB before acquiring the power to vote 10% or more of a subject company’s outstanding common stock. Investors should be aware of these requirements when acquiring shares of Comerica’s stock.
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
Bank holding companies and banks are currently required to maintain a CET1 capital ratio, Tier 1 capital ratio and total capital ratio equal to at least 4.5 percent, 6.0 percent and 8.0 percent of their total risk-weighted assets (including certain off-balance-sheet items, such as unused commitments and standby letters of credit), respectively. Comerica and its bank subsidiaries are also required to maintain a minimum capital conservation buffer of 2.5 percent in order to avoid restrictions on capital distributions and discretionary bonuses and to maintain a minimum “leverage ratio” (Tier 1 capital to non-risk-adjusted average total assets) of 4 percent.
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

At December 31, 2024, Comerica met all of its minimum risk-based capital ratio and leverage ratio requirements plus the applicable capital conservation buffer and the applicable well capitalized requirements, as shown in the table below:

(dollar amounts in millions)	Comerica Incorporated (Consolidated)	Comerica Bank
December 31, 2024
CET1 capital (minimum $3.3 billion (Consolidated))	$8,667	$8,547
Tier 1 capital (minimum $4.4 billion (Consolidated))	9,061	8,547
Total capital (minimum $5.8 billion (Consolidated))	10,363	9,799
Risk-weighted assets	72,903	72,833
Average assets (fourth quarter)	81,797	81,643
CET1 capital to risk-weighted assets (minimum-4.5%)	11.89%	11.74%
Tier 1 capital to risk-weighted assets (minimum-6.0%)	12.43	11.74
Total capital to risk-weighted assets (minimum-8.0%)	14.21	13.45
Tier 1 capital to average assets (minimum-4.0%)	11.08	10.47
Capital conservation buffer (minimum-2.5%)	6.21	5.45
December 31, 2023
CET1 capital (minimum $3.4 billion (Consolidated))	$8,414	$8,007
Tier 1 capital (minimum $4.6 billion (Consolidated))	8,808	8,007
Total capital (minimum $6.1 billion (Consolidated))	10,263	9,362
Risk-weighted assets	75,901	75,783
Average assets (fourth quarter)	87,538	87,423
CET1 capital to risk-weighted assets (minimum-4.5%)	11.09%	10.57%
Tier 1 capital to risk-weighted assets (minimum-6.0%)	11.60	10.57
Total capital to risk-weighted assets (minimum-8.0%)	13.52	12.35
Tier 1 capital to average assets (minimum-4.0%)	10.06	9.16
Capital conservation buffer (minimum-2.5%)	5.52	4.35
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
Banks are required by federal law to obtain the prior approval of the FRB and/or the OCC, as the case may be, for the declaration and payment of dividends, if the total of all dividends declared by the board of directors of such bank in any calendar year will exceed the total of (i) such bank's net income (as defined and interpreted by regulation) for that year plus (ii) the retained net income (as defined and interpreted by regulation) for the preceding two years, less any required transfers to surplus or to fund the retirement of preferred stock. At January 1, 2025, Comerica's subsidiary banks could declare aggregate dividends of approximately $782 million from retained net profits of the preceding two years. Comerica's subsidiary banks declared dividends of $200 million in 2024, $675 million in 2023 and $1.0 billion in 2022.
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
Transactions with Affiliates
Federal banking laws and regulations impose qualitative standards and quantitative limitations upon certain transactions between a bank and its affiliates, on the one hand, and Comerica’s affiliate insured depository institutions, on the other. For example, Section 23A of the Federal Reserve Act limits the aggregate outstanding amount of any insured depository institution’s loans and other “covered transactions” with any individual "affiliate" (as defined by Section 23A of the Federal Reserve Act, as implemented by Regulation W) to no more than 10% of the institution’s total capital and surplus, and limits the aggregate outstanding amount of any insured depository institution’s covered transactions with all of its affiliates to no more than 20% of its total capital and surplus. “Covered transactions” are defined by statute to include (i) a loan or extension of credit to an affiliate, (ii) a purchase of securities issued by an affiliate, (iii) a purchase of assets (unless otherwise exempted by the FRB) from the affiliate, (iv) the acceptance of securities issued by the affiliate as collateral for a loan, (v) the issuance of a guarantee, acceptance or letter of credit on behalf of an affiliate and (vi) securities borrowing or lending transactions and derivative transactions with an affiliate, to the extent that either causes a bank or its affiliate to have credit exposure to the securities borrowing/lending or derivative counterparty. Section 23A of the Federal Reserve Act also generally requires that an insured depository institution’s loans to its affiliates be, at a minimum, 100% secured, and Section 23B of the Federal Reserve Act generally requires that an insured depository institution’s transactions with its affiliates be on terms and under circumstances that are substantially the same or at least as favorable as those prevailing for comparable transactions with nonaffiliates.

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

Federal Laws Applicable to Credit Transactions
Comerica's loan operations are subject to federal laws and implementing regulations applicable to credit transactions, such as the Truth-In-Lending Act, the Home Mortgage Disclosure Act of 1975, the Equal Credit Opportunity Act, the Fair Credit Reporting Act of 1978 ("FCRA"), the Fair Debt Collection Practices Act, the Servicemembers Civil Relief Act, the Dodd-Frank Act and rules and regulations of the various federal agencies charged with the responsibility of implementing these federal laws. State usury laws and federal laws concerning interest rates apply to interest and other charges collected or contracted for by Comerica.
Federal Laws Applicable to Deposit Operations
Comerica's deposit operations are subject to multiple federal laws, including the Right to Financial Privacy Act, the Truth in Savings Act and the Electronic Funds Transfer Act. The Dodd-Frank Act amended the Electronic Funds Transfer Act to, among other things, give the Federal Reserve Board the authority to establish rules regarding interchange fees charged for electronic debit transactions by payment card issuers having assets over $10 billion and to enforce a new statutory requirement that such fees be reasonable and proportional to the actual cost of a transaction to the issuer. On November 14, 2023, the FRB issued a proposal to lower the maximum interchange fee a large debit card issuer can receive for a debit card transaction. The FRB has not yet issued a final rule.
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
Federal banking and securities regulations also impose certain requirements on Comerica and its subsidiary banks in the event of a cyber- or computer-related security incident. In 2021, the federal banking regulators issued the interagency rule for Computer-Security Incident Notification Requirements for Banking Organizations and Their Service Providers, which became effective on April 1, 2022. The rule requires a bank to notify its primary federal regulator of certain "computer-security" incidents within thirty-six (36) hours after the bank determines that a computer-security incident has occurred. The rule defines what constitutes a reportable computer-security incident and also requires bank service providers to provide notice to their respective banking organization customers of certain computer-security incidents.
Data privacy and data protection are also areas of increasing state legislative focus. For example, the California Consumer Privacy Act of 2018, as amended by the California Privacy Rights Act in 2023 (collectively, the “CCPA”), applies to for-profit businesses that conduct business in California and meet certain revenue or data collection thresholds. The CCPA gives consumers the right to request disclosure of information collected about them, and whether that information has been sold or shared with others, the right to request deletion of personal information (subject to certain exceptions), the right to opt out of the sale of the consumer’s personal information, and the right not to be discriminated against for exercising these rights. The CCPA contains several exemptions, including an exemption applicable to information that is collected, processed, sold or disclosed pursuant to the Gramm-Leach-Bliley Act. Comerica has a physical footprint in California and is required to comply with the CCPA. Similar laws may also be adopted by other states. There have also been ongoing discussions and proposals in the U.S. Congress with respect to new federal data privacy and security laws to which Comerica could become subject, if enacted.
Like other lenders, the Bank and other of Comerica’s subsidiaries use credit bureau data in their underwriting activities. Use of such data is regulated under the FCRA, and the FCRA also regulates reporting information to credit bureaus, prescreening individuals for credit offers, sharing of information between affiliates, and using affiliate data for marketing purposes. State laws similar to the FCRA may impose additional requirements on Comerica and its subsidiaries.
FDIC Insurance Assessments
    The DIF provides deposit insurance coverage for certain deposits up to $250,000 per depositor in each deposit account category. Comerica's subsidiary banks are subject to FDIC deposit insurance assessments to maintain the DIF. The FDIC imposes a risk-based deposit premium assessment system, where the assessment rates for an insured depository institution are determined by an assessment rate calculator, which is based on a number of elements to measure the risk each institution poses to the DIF. The assessment rate is applied to total average assets less tangible equity. Under the current system, premiums are assessed quarterly and could increase if, for example, criticized loans and/or other higher risk assets increase or balance sheet liquidity decreases, or a bank's supervisory ratings worsen. For 2024, Comerica’s FDIC insurance expense totaled $76 million.
On October 18, 2022, the FDIC finalized a rule that would increase initial base deposit insurance assessment rates by two basis points, beginning with the first quarterly assessment period of 2023. The FDIC, as required under the Federal Deposit Insurance Act, established a plan in September 2020 to restore the DIF reserve ratio to meet or exceed the statutory minimum of 1.35 percent within eight years. This plan did not include an increase in the deposit insurance assessment rate. Based on the FDIC’s recent projections, however, the FDIC determined that the DIF reserve ratio is at risk of not reaching the statutory minimum by the statutory deadline of September 30, 2028 without increasing the deposit insurance assessment rates. The increased assessment would improve the likelihood that the DIF reserve ratio would reach the required minimum by the statutory deadline, consistent with the FDIC’s Amended Restoration Plan. The rule became effective as of January 1, 2023.
As a result of bank failures during early 2023, regulators invoked a "systemic risk exception" in an effort to strengthen public confidence in the banking system and protect depositors. As required by law, the FDIC announced that any losses to the DIF to support uninsured depositors will be recovered by a special assessment on banking organizations. On November 16, 2023, the FDIC adopted a final rule to implement this special assessment based on a banking organization’s estimated uninsured deposits as of December 31, 2022, excluding the first $5 billion in estimated uninsured deposits. Comerica recorded an expense of $109 million as a result of this special assessment during the year ended December 31, 2023 and an additional $13 million during the year ended December 31, 2024.
Anti-Money Laundering Regulations
    Comerica is subject to several federal laws that are designed to combat money laundering, terrorist financing, and transactions with persons, companies or foreign governments designated by U.S. authorities ("AML laws"). This category of laws includes the Currency and Foreign Transaction Reporting Act of 1970, as amended (the "Bank Secrecy Act"), the Money Laundering Control Act, and the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001, or USA PATRIOT Act.
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
The Anti-Money Laundering Act of 2020 (the “AML 2020 Act”) was enacted as part of the National Defense Authorization Act for Fiscal Year 2021. The AML 2020 Act is the most significant revision to the AML laws since the USA PATRIOT Act. The AML 2020 Act clarifies and streamlines the Bank Secrecy Act and AML obligations in the following ways: it requires U.S. entities and entities doing business in the United States to report into a national registry maintained by the Financial Crimes Enforcement Network (“FinCEN”) certain beneficial ownership information, subject to exceptions; modernizes the statutory definition of “financial institution” to include (i) entities that provide services involving “value that substitutes for currency,” which includes stored value and virtual currencies and (ii) any person engaged in the trade of antiquities, including an advisor, consultant or any other person who deals in the sale of antiquities; enhances penalties for Bank Secrecy Act and AML violations, including claw back of bonuses; increases AML whistleblower awards and expands whistleblower protections; requires the Secretary of the Treasury to establish and update National AML Priorities every four years, which are incorporated into the Bank Secrecy Act compliance programs at financial institutions subject to the Bank Secrecy Act; among other amendments. Implementing regulations concerning certain provisions of the AML 2020 Act have been proposed by FinCEN, but not all have been finalized. On September 29, 2022, FinCEN issued a final rule establishing a beneficial ownership information reporting requirement under the Corporate Transparency Act ("CTA"), which was passed as part of the AML 2020 Act. The rule, which became effective January 1, 2024, requires most entities created in or registered to do business in the United States, subject to certain exceptions, to report information about their beneficial owners to FinCEN. Although the January 1, 2025, compliance date has passed, the beneficial ownership information reporting requirement under the CTA is subject to ongoing litigation, and whether the requirement will be enforced going forward remains an open question. Comerica will continue to monitor regulatory developments and ongoing litigation related to the CTA, including future FinCEN rulemakings, and will continue to assess the ultimate impact of the CTA on Comerica, including on its Bank Secrecy Act and AML policies and procedures.

Office of Foreign Assets Control Sanctions Regulation
    The U.S. Treasury Department's Office of Foreign Assets Control (“OFAC”) is responsible for administering economic sanctions that affect transactions with designated foreign countries, nationals and others, as required by various Executive Orders and Acts of Congress. OFAC-administered sanctions take many different forms. For example, sanctions may include: (1) restrictions on trade with or investment in a sanctioned country or with persons located in, resident of, or organized under the laws of a sanctioned country, including prohibitions against direct or indirect imports from and exports to a sanctioned country and prohibitions on U.S. persons engaging in financial transactions relating to, making investments in, or providing investment-related advice or assistance to, a sanctioned country; and (2) blocking of assets in which the government of a sanctioned country or sanctioned persons have an interest, by prohibiting transfers of property subject to U.S. jurisdiction (including property in the possession or control of U.S. persons). OFAC also publishes a list of persons and organizations subject to sanctions, including, among others, those suspected of aiding, harboring or engaging in terrorist acts, known as the Specially Designated Nationals and Blocked Persons List. Blocked assets (e.g., property and bank deposits) cannot be paid out, withdrawn, set off or transferred in any manner without a license from OFAC. Failure to comply with these sanctions could have serious legal, financial and reputational consequences.
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
Supervisory and Enforcement Powers of Federal and State Banking Agencies
The FRB and other federal and state banking agencies have broad supervisory and enforcement powers, including, without limitation, and as prescribed to each agency by applicable law, the power to conduct examinations and investigations, impose nonpublic supervisory agreements, issue cease and desist orders, terminate deposit insurance, impose substantial fines and other civil penalties and appoint a conservator or receiver. Failure to comply with applicable laws or regulations could subject Comerica or its banking subsidiaries, as well as officers and directors of these organizations, to administrative sanctions and potentially substantial civil and criminal penalties. Bank regulators regularly examine the operations of bank holding companies and banks, and the results of these examinations, as well as certain supervisory and enforcement actions, are confidential and may not be made public. Regulatory and supervisory scrutiny of regional banking organizations increased as a result of the bank failures in the spring of 2023.

Resolution Plans
As a depository institution with $50 billion or more of total consolidated assets, the Bank is required to periodically file a resolution plan with the FDIC. On April 16, 2019, the FDIC released an advanced notice of proposed rulemaking with respect to the FDIC’s bank resolution plan requirements meant to better tailor bank resolution plans to a firm’s size, complexity and risk profile. In connection with this rulemaking, the FDIC placed a moratorium on resolution plans until the rulemaking process was complete.
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
On June 20, 2024, the FDIC released a final rule that requires insured depository institutions with assets of at least $50 billion but less than $100 billion, such as the Bank, to submit resolution-related informational filings. Comerica is preparing to file the informational filing as required by the final rule.
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
In 2024, the FRB, OCC and several other federal financial regulators revised and re-proposed rules, previously proposed in 2016, to implement Section 956 of the Dodd-Frank Act. Section 956 directed regulators to jointly prescribe regulations or guidelines prohibiting incentive-based payment arrangements, or any feature of any such arrangement, at covered financial institutions that encourage inappropriate risks by providing excessive compensation or that could lead to a material financial loss. This proposal would supplement the final guidance issued by the banking agencies in June 2010. Consistent with the Dodd-Frank Act, the proposed rule would impose heightened standards for institutions with $50 billion or more in total consolidated assets, which includes Comerica. For these larger institutions, the proposed rule would require the deferral of at least 40 percent of incentive-based payments for designated executives and significant risk-takers who individually have the ability to expose the institution to possible losses that are substantial in relation to the institution's size, capital or overall risk tolerance. Moreover, incentive-based compensation of these individuals would be subject to potential clawback for seven years following vesting. Further, the rule would impose enhanced risk management controls and governance and internal policy and procedure requirements with respect to incentive compensation. Comerica is monitoring the development of this proposal.
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
Derivative Transactions
As a state member bank, the Bank may engage in derivative transactions, as permitted by applicable Texas and federal law. Title VII of the Dodd-Frank Act contains a comprehensive framework for over-the-counter derivatives transactions. Even though many of the requirements do not impact Comerica directly, since the Bank does not meet the definition of swap dealer or major swap participant, Comerica continues to review and evaluate the extent to which such requirements impact its business indirectly. On November 5, 2018, the CFTC issued a final rule that sets the permanent aggregate gross notional amount threshold for the de minimis exception from the definition of swap dealer at $8 billion in swap dealing activity entered into by a person over the preceding 12 months, and a lower threshold of $25 million in swap dealing activities with "special entities" as such term is defined in 17 CFR 23.401(c). Comerica's swap dealing activities for purposes of the de minimis exception are currently below these thresholds.
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
UNDERWRITING APPROACH
The loan portfolio is a primary source of profitability and risk, making proper loan underwriting critical to Comerica's long-term financial success. Comerica extends credit to businesses, individuals and public entities based on sound lending principles and consistent with prudent banking practice. During the loan underwriting process, a qualitative and quantitative analysis of potential credit facilities is performed, and the credit risks associated with each relationship are evaluated. Important factors considered as part of the underwriting process for new loans and loan renewals include:
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
Commercial Real Estate (CRE) Loan Portfolio
Comerica's CRE loan portfolio consists of real estate construction and commercial mortgage loans and includes loans to real estate developers and investors and loans secured by owner-occupied real estate. Comerica's CRE loan underwriting policies are consistent with the underwriting approach described above and provide maximum loan-to-value ratios that limit the size of a loan to a maximum percentage of the value of the real estate collateral securing the loan. The loan-to-value percentage varies by the type of collateral and is limited by advance rates established by our regulators. Our loan-to-value limitations are, in certain cases, more restrictive than those required by regulators and are influenced by other risk factors such as the financial strength of the borrower or guarantor, the equity provided to the project and the viability of the project itself. CRE loans generally require cash equity. CRE loans are normally originated with full recourse or limited recourse to all principals and owners. There are limitations to the size of a single project loan and to the aggregate dollar exposure to a single guarantor. For additional information specific to our CRE loan portfolio, please see the caption “Commercial Real Estate Lending” in the Financial Section of this report.
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
Structure. As of December 31, 2024, Comerica and its subsidiaries had 7,565 full-time and 363 part-time employees, mainly located in Comerica’s primary markets of Michigan, Texas, California, Arizona, Florida and North Carolina. Comerica’s Chief Administrative Officer and Chief Human Resources Officer reports directly to the Chairman, President and CEO and manages all aspects of the employee experience, including talent acquisition, colleague engagement, learning and development, talent management, compensation and benefits.
The Governance, Compensation and Nominating Committee of the Board reviews Comerica’s human capital management strategy which encompasses talent development programs, succession planning, recruitment evaluations and other workforce updates. This Committee also reviews Comerica’s colleague engagement programs. To enhance the Board’s understanding of Comerica's talent pipeline, the Board routinely meets with high-potential employees in formal and informal settings.
Productivity. Comerica carefully manages the size of its workforce and reallocates resources as needed. Comerica managed an average of $15 million and $16 million of loans and deposits per employee as of December 31, 2024 and 2023, respectively.
Comerica has 15 Employee Resource Groups (ERGs), consisting of employees with common interests organized to promote professional development, social networking, awareness and inclusion, social impact and talent attraction and retention. These ERGs help support and sustain Comerica's colleague engagement model.
Compensation and Benefits. Comerica strives to provide pay, benefits and programs that are competitive, cost effective and help meet the varying needs of its employees. Compensation and benefits include market-competitive pay, broad-based bonuses, retirement programs, an employee stock purchase plan, health and welfare benefits, an employee assistance program, financial counseling, paid time off, family leave and flexible work schedules. In 2024, Comerica kept its minimum wage at $18 per hour. Periodically the main components of compensation, like salaries and bonuses, by grade level and position are reviewed to ensure similar positions receive similar pay to the extent other factors can be equalized (e.g., time in position, performance, education). Solicitation of salary history from applicants is prohibited.
Attraction, Development and Retention. Comerica measures the success of its talent acquisition strategy on speed and quality of acquisition and new colleague retention. In addition, overall performance metrics are tracked for each key business line. Sourcing strategies and support structures are evaluated and modified to ensure that performance targets are met consistently.
Comerica operates and continues to evolve multiple internal programs to support the development and retention of its colleagues, including Comerica University, internal Leadership Development, Emerging Leaders, and Senior Leadership programs designed to develop high potential employees, a Future-Ready Technology skills program to help re- and up-skill Technology colleagues, a Managing Essentials Certificate series for managers and organizational change management learning for all colleagues. In 2024, over 23,000 skills-based titles were offered to Comerica colleagues and an average of around 22 hours of training per employee were completed. Comerica also supports its employees’ involvement in external development programs and volunteerism. Annually, full-time colleagues are granted up to eight hours of PTO, and part-time colleagues are granted up to four hours of PTO annually to use for volunteer events whether related or unrelated to Comerica.
Comerica’s investment in its employees has resulted in a long-tenured workforce, with average tenure of around 11 years of service. Of the approximately 2,216 open employee positions filled in 2024, 65% were filled by external hires and 35% of positions were filled by internal hires. Employee turnover for 2024 was approximately 17%. Comerica plans to launch its fourth enterprise-wide engagement survey in 2025 as the last one was in 2023, with approximately 85% of colleagues participating. Engagement surveys provide valuable feedback on employee sentiment and highlight opportunities to enhance workforce culture and organizational performance.
AVAILABLE INFORMATION
Comerica maintains an Internet website at www.comerica.com where its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to such reports are available without charge, as soon as reasonably practicable after such reports are filed with or furnished to the SEC. Investors should regularly review Comerica's website as Comerica regularly and routinely posts other important information there, particularly in the "Investor Relations" portion of the website. The SEC maintains a public website, www.sec.gov, which includes reports, proxy and information statements and other information regarding issuers that file electronically with the SEC.
The Code of Business Conduct and Ethics for Employees, the Code of Business Conduct and Ethics for Members of the Board of Directors and the Senior Financial Officer Code of Ethics adopted by Comerica are also available on Comerica's website and are available in print to any shareholder who requests them. Such requests should be made in writing to the Corporate Secretary at Comerica Incorporated, Comerica Bank Tower, 1717 Main Street, MC 6404, Dallas, Texas 75201.
In addition, pursuant to regulations adopted by the FRB, Comerica makes additional regulatory capital-related disclosures. Under these regulations, Comerica satisfies a portion of these requirements through postings on its website, and Comerica has done so and expects to continue to do so without also providing disclosure of this information through filings with the SEC.
Web addresses included in this report, such as Comerica's web address and the web address of the SEC, have been included in this report as inactive textual references only. Except as specifically incorporated by reference into this report, information on such websites is not part of this report or incorporated by reference herein.
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
In addition to factors mentioned elsewhere in this report, the factors contained below, among others, could cause actual results to differ materially from forward-looking statements.
CREDIT RISK
•Changes in customer behavior due to outside factors may adversely impact Comerica's business, financial condition and results of operations.
As a financial institution, Comerica's principal activity is lending to, and accepting deposits from, businesses and individuals. The primary source of revenue is net interest income, which is principally derived from the difference between interest earned on loans and investment securities and interest paid on deposits and other funding sources. Comerica also provides other products and services that meet the financial needs of customers that generate noninterest income, Comerica's secondary source of revenue. Growth in loans, deposits and noninterest income is affected by many factors, including economic conditions in the markets Comerica serves, the financial requirements and economic health of customers and the ability to add new customers and/or increase the number of products used by current customers. Success in providing products and services depends on the financial needs of customers and the types of products desired.
Individual, economic, political, industry-specific conditions and other factors outside of Comerica's control, such as pandemics, inflation, interest rate changes, military conflicts, labor shortages, supply chain constraints, bank failures, fuel prices, energy costs, tariffs, trade wars, real estate values or other factors that affect customer income levels, have altered and could in the future alter, predicted customer borrowing, repayment, investment and deposit practices. Such a change in these practices could materially adversely affect Comerica's ability to anticipate business needs and meet regulatory requirements.
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
Although Comerica regularly reviews credit exposure related to its customers and various industry sectors in which it has business relationships, default risk may arise from events or circumstances that are difficult to detect or foresee. Under such circumstances, such as due to pandemics or crises, Comerica could experience an increase in the level of provision for credit losses and reserve for credit losses, which could adversely affect Comerica's financial results. Additionally, some of Comerica's loan portfolios have higher risk profiles relative to the rest of its portfolio, such as technology and life sciences, commercial real estate, senior housing, automotive production and the leveraged transactions book. These loan portfolios have higher levels of criticized loans than the general population, and further migration could lead to an adverse effect on credit metrics and Comerica's financial results. For more information, please see "Leveraged Loans” and "Automotive Lending - Production" in the Financial Section of this report.
•Declines in the businesses or industries of Comerica's customers could cause increased credit losses or decreased loan balances, which could adversely affect Comerica.
Comerica's business customer base consists, in part, of customers in volatile businesses and industries such as the automotive, commercial real estate, residential real estate and energy industries. These industries are sensitive to global economic conditions, supply chain factors and/or commodities prices. Additionally, certain segments of the commercial real estate industry have been under pressure in recent years due to rapidly rising interest rates, shifts in demand (i.e., office and retail), labor and materials shortages and capital markets volatility. Finally, energy prices continue to fluctuate, and energy companies are expected to experience environmental pressure over the long-term. Any decline in one of these businesses or industries could cause increased credit losses or reduced loan demand, which in turn could adversely affect Comerica's financial condition or results of operations. As a regional banking organization, Comerica's credit risks (and many other of Comerica's risks) may be exacerbated by events or factors that disproportionately affect the markets in which Comerica operates, accept deposits, makes loans or invests. For more information regarding certain of Comerica's lines of business, please see "Concentrations of Credit Risk," "Commercial Real Estate Lending," "Automotive Lending - Dealer," "Automotive Lending - Production," "Residential Real Estate Lending," and “Energy Lending” in the Financial Section of this report.
MARKET RISK
•Governmental monetary and fiscal policies may adversely affect the financial services industry and, therefore, impact Comerica's financial condition and results of operations.
Monetary and fiscal policies of various governmental and regulatory agencies, in particular the FRB, affect the financial services industry, both directly and indirectly. The FRB regulates the supply of money and credit in the United States, and its monetary policies determine in large part Comerica's cost of funds for lending and investing and the return that can be earned on such loans and investments. Changes in such policies, including changes in interest rates or changes in the FRB's balance sheet, influence the origination of loans, the value of investments, the generation of deposits and the rates received on loans and investment securities and paid on deposits. Changes in monetary and fiscal policies are beyond Comerica's control and difficult to predict. Comerica's financial condition and results of operations could be materially adversely impacted by changes in governmental monetary and fiscal policies.
•Fluctuations in interest rates and their impact on deposit pricing could impact Comerica's net interest income and balance sheet.
The operations of financial institutions such as Comerica are dependent to a large degree on net interest income, which is the difference between interest income from loans and investments and interest expense on deposits and borrowings.

Prevailing economic conditions and the trade, fiscal and monetary policies of the federal government and various regulatory agencies all affect market rates of interest and the availability and cost of credit, which in turn significantly affect financial institutions' net interest income and the market value of their investment securities. After a period of rising interest rates, the Federal Reserve lowered interest rates in September 2024, November 2024 and December 2024. If the Federal Reserve were to raise or lower interest rates in the future, there may be an impact on Comerica's net interest income. Further, while Comerica has taken steps to reduce its interest rate sensitivity, those actions, such as the execution of Comerica's hedging strategy, do not fully eliminate interest rate risk. For a discussion of Comerica's interest rate sensitivity and risk management strategies, please see, “Market and Liquidity Risk” in the Financial Section of this report.
Deposits make up a large portion of Comerica’s funding portfolio. Comerica's funding costs may increase if it raises deposit rates to avoid losing customer deposits, as it did in 2023 and into 2024, or if it loses customer deposits and must rely on more expensive sources of funding.
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
Other conditions and factors that could materially adversely affect Comerica’s liquidity and funding include a lack of market or customer confidence in, or negative news about, Comerica or the financial services industry generally, which also may result in a loss of deposits and/or negatively affect Comerica's ability to access the capital markets; the loss of customer deposits to alternative investments; counterparty availability; interest rate fluctuations; general economic conditions; and the legal, regulatory, accounting and tax environments governing Comerica's funding transactions. Many of the above conditions and factors may be caused by events over which Comerica has little or no control. There can be no assurance that significant disruption and volatility in the financial markets will not occur in the future. As occurred following the collapse of certain banks early in 2023, the failure of other financial institutions could cause deposit outflows if customers were to spread deposits among several different banks to maximize their FDIC insurance, move deposits to banks deemed "too big to fail," or remove deposits from the U.S. financial system entirely. Comerica has a high percentage of uninsured deposits and relies on its deposit base for liquidity. Further, Comerica's customers may be adversely impacted by such conditions, which could have a negative impact on Comerica's business, financial condition and results of operations.
Additionally, if Comerica is for these reasons or any other reason unable to continue to fund assets through customer bank deposits or access funding sources on favorable terms, or if Comerica suffers an increase in borrowing costs or otherwise fails to manage liquidity effectively, Comerica’s liquidity, operating margins, financial condition and results of operations may be materially adversely affected.
•Reduction in our credit ratings could adversely affect Comerica and/or the holders of its securities.
Rating agencies regularly evaluate Comerica, and their ratings are based on a number of factors, including Comerica's financial strength as well as factors not entirely within its control, such as conditions affecting the financial services industry generally. Following banking industry disruptions in early 2023, Standard & Poor's downgraded the Corporation and Bank's credit ratings while reaffirming their outlooks at Stable, and Fitch changed the Corporation's and the Bank's outlooks to Negative, noting relatively higher usage of brokered deposits and wholesale funding. In January 2025, Moody’s downgraded the Corporation and Bank's credit ratings and changed the Corporation and Bank's outlooks to Stable to align with median level peer banks. There can be no assurance that Comerica will maintain its current ratings. Future downgrades to Comerica's or its subsidiaries' credit ratings could adversely affect Comerica's profitability, borrowing costs, or ability to access the capital markets or otherwise have a negative effect on Comerica's results of operations or financial condition. If such a reduction placed Comerica's or its subsidiaries' credit ratings below investment grade, it could also create obligations or liabilities under the terms of existing arrangements that could increase Comerica's costs under such arrangements. Additionally, a downgrade of the credit rating of any particular security issued by Comerica or its subsidiaries could negatively affect the ability of the holders of that security to sell the securities and the prices at which any such securities may be sold.
•The soundness of other financial institutions could adversely affect Comerica.
Comerica's ability to engage in routine funding transactions could be adversely affected by the actions and commercial soundness of other financial institutions. Financial services institutions are interrelated as a result of trading, clearing, counterparty or other relationships. Comerica has exposure to many different industries and counterparties, and it routinely executes transactions with counterparties in the financial industry, including brokers and dealers, commercial banks, investment banks, mutual and hedge funds, and other institutional clients. As a result, defaults by, or even rumors or questions about, one or more financial services institutions, or the financial services industry generally, have led, and may further lead, to market-wide liquidity problems and could lead to losses or defaults by Comerica or by other institutions. For example, bank failures during the first half of 2023 led to increased scrutiny from regulators and put further financial strain and uncertainty on other financial institutions. Similar bank failures, or the perception thereof, could adversely affect Comerica’s operations. Many of the transactions in which Comerica engages could expose Comerica to credit risk in the event of default of its counterparty or client. In addition, Comerica's credit risk may be impacted when the collateral held by it cannot be monetized or is liquidated at prices not sufficient to recover the full amount of the financial instrument exposure due to Comerica. Further, volatility in the banking industry may lead to greater reliance on third parties that provide money market or deposit sweep services. Any such losses could adversely affect, possibly materially, Comerica.
TECHNOLOGY RISK
•Comerica faces security risks, including denial of service attacks, hacking, social engineering attacks targeting Comerica’s colleagues, customers and partners, malware intrusion or data corruption attempts, and identity theft, that could result in the disclosure of confidential information, adversely affect Comerica's business or reputation, and create significant legal and financial exposure.
Comerica’s computer systems and network infrastructure and those of third parties on which Comerica is highly dependent are subject to security risks and could be susceptible to cyber attacks, such as denial of service attacks, hacking, terrorist activities, social engineering attacks, malware intrusion, or identity theft. Comerica’s business relies on the secure processing, transmission, storage and retrieval of confidential, proprietary and other information in its computer and data management systems and networks, and in the computer and data management systems and networks of third parties. In addition, to access Comerica’s network, products and services, its customers and other third parties may use personal mobile devices or computing devices that are outside of its network environment and are subject to their own cybersecurity risks. Evolving technologies and the increased use of artificial intelligence and automation by third parties further increase security risks for Comerica and third parties on which Comerica depends.
Cyber attacks could include computer viruses, malicious or destructive code, phishing attacks, denial of service or information, ransomware, improper access by employees or vendors, attacks on personal email of employees, ransom demands to not expose security vulnerabilities in Comerica's systems or the systems of third parties, or other security breaches, and could result in the destruction or exfiltration of data and systems. As cyber threats continue to evolve, Comerica may be required to expend significant additional resources to continue to modify or enhance its protective measures or to investigate and remediate any information security vulnerabilities or incidents. Despite efforts to ensure the integrity of Comerica’s systems and implement controls, processes, policies and other protective measures, Comerica may not be able to anticipate all security breaches or it (or the third parties whose systems Comerica relies upon) may not be able to implement guaranteed preventive measures against such security breaches. Cyber threats are rapidly evolving, and Comerica may not be able to anticipate or prevent all such attacks and could be held liable for any security breach or loss.
Although Comerica has programs in place related to business continuity, disaster recovery, physical security and information security to maintain the confidentiality, integrity, and availability of its systems, business applications and customer information, such disruptions may still give rise to interruptions in service to customers and loss or liability to Comerica, including loss of customer data. Like other financial services firms, Comerica and its third-party providers continue to be the subject of cyber attacks. Although to this date Comerica has not experienced any material losses or other material consequences related to cyber attacks, future cyber attacks or future threats of cyber attacks could be materially disruptive and damaging, and Comerica may not be able to anticipate or prevent all such attacks. Further, cyber attacks may not be detected in a timely manner.
Cyber attacks or other information or security breaches, whether directed at Comerica or third parties, may result in a material loss or have material consequences. Furthermore, the public perception that a cyber attack on Comerica’s systems has been successful, whether or not this perception is correct, may damage its reputation with customers and third parties with whom it does business. Hacking of personal information and identity theft risks, in particular, could cause serious reputational harm. A successful penetration or circumvention of system security could cause Comerica material negative consequences, including loss of customers and business opportunities, costs associated with maintaining business relationships after an attack or breach; significant business disruption to Comerica’s operations and business, misappropriation, exposure, or destruction of its confidential information, intellectual property, funds, and/or those of its customers; or damage to Comerica’s or Comerica’s customers’ and/or third parties’ computers or systems, and could result in a violation of applicable privacy laws and other laws, litigation exposure, regulatory fines, penalties or intervention, loss of confidence in Comerica’s security measures, reputational damage, reimbursement or other compensatory costs, and additional compliance costs, and could adversely impact its results of operations, liquidity and financial condition. In addition, although Comerica maintains insurance coverage that may cover certain cyber attack losses (subject to policy terms and conditions), Comerica may not have adequate insurance coverage to compensate for losses from a cybersecurity event.
•Cybersecurity and data privacy are areas of heightened legislative and regulatory focus.
As cybersecurity and data privacy risks for banking organizations and the broader financial system have significantly increased in recent years, cybersecurity and data privacy issues have become the subject of increasing legislative and regulatory focus. The federal bank regulatory agencies continue to assess cybersecurity risks in their supervision and examination of banks, including Comerica. In addition, several states have proposed or adopted cybersecurity legislation and regulations, which require, among other things, notification to affected individuals when there has been a security breach of their personal data. For more information regarding cybersecurity regulation, refer to the “Supervision and Regulation” section of this report.
Comerica receives, maintains and stores non-public personal information of Comerica’s customers and counterparties, including, but not limited to, personally identifiable information and personal financial information. The sharing, use, disclosure and protection of this information are governed by federal and state law. Both personally identifiable information and personal financial information are increasingly subject to legislation and regulation, the intent of which is to protect the privacy of personal information that is collected and handled. For example, the CCPA applies to for-profit businesses that conduct business in California and meet certain revenue or data collection thresholds, including Comerica. For more information regarding data privacy regulation, refer to the “Supervision and Regulation” section of this report.
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
Comerica relies on its employees and third parties in its day-to-day and ongoing operations, who may, as a result of human error, misconduct, malfeasance or failure, or breach of Comerica’s or of third-party systems or infrastructure, expose Comerica to risk. For example, Comerica’s ability to conduct business may be adversely affected by any significant disruptions to Comerica or to third parties with whom Comerica interacts or upon whom it relies. Although Comerica has programs in place related to business continuity, disaster recovery and information security to maintain the confidentiality, integrity and availability of its systems, business applications and customer information, such disruptions may still give rise to interruptions in service to customers and loss or liability to Comerica, including loss of customer data. In addition, Comerica’s ability to implement backup systems and other safeguards with respect to third-party systems is more limited than with respect to its own systems. Increasing usage of automation and a measured approach to leveraging artificial intelligence by Comerica or third parties on which Comerica relies would further increase the impact if Comerica's operational or security systems were to fail or be breached.
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
Comerica faces the risk of operational disruption, failure or capacity constraints due to its dependency on third-party suppliers for components of its delivery systems. Third-party suppliers provide certain key components of Comerica's delivery systems, such as cloud-based computing, networking and storage services, cash services, payment processing services, recording and monitoring services, internet connections and network access, clearing agency services, card processing services and trust processing services. While Comerica conducts due diligence prior to engaging with third-party suppliers and performs ongoing monitoring of supplier controls, it does not control their operations. Further, while Comerica's supplier management policies and practices are designed to comply with current regulations, these policies and practices cannot eliminate this risk. In this context, any supplier failure to properly deliver these services could adversely affect Comerica’s business operations, and result in financial loss, reputational harm, and/or regulatory action.
•Legal and regulatory proceedings and related matters with respect to the financial services industry, including those directly involving Comerica and its subsidiaries, could adversely affect Comerica or the financial services industry in general.
Comerica is, has been, and may in the future be, subject to various legal and regulatory proceedings. It is inherently difficult to assess the outcome of these matters, and there can be no assurance that Comerica will prevail in any proceeding or litigation. Any such matter could result in substantial cost and diversion of Comerica's efforts, which by itself could have a material adverse effect on Comerica's financial condition and operating results. Further, adverse determinations in such matters could result in fines or actions by Comerica's regulators that could materially adversely affect Comerica's business, financial condition or results of operations.
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
For further information on specific legal and regulatory proceedings, see Note 21 to the consolidated financial statements.

•Comerica may incur losses due to fraud.
Fraudulent activity can take many forms and has escalated as more tools for accessing financial services emerge, such as real-time payments. Fraud schemes are broad and continuously evolving. Examples include but are not limited to: debit card/credit card fraud, check fraud, mechanical devices attached to ATM machines, social engineering and phishing attacks to obtain personal information, impersonation of clients through the use of falsified or stolen credentials, employee fraud, information theft and other malfeasance. Increased deployment of technologies, such as chip card technology, defray and reduce aspects of fraud; however, criminals are turning to other sources to steal personally identifiable information in order to impersonate the consumer to commit fraud. These data compromises often are widely reported in the media or otherwise become public, which can damage a company's reputation and results of operations. Further, as a result of the increased sophistication of fraud activity, Comerica continues to invest in systems, resources, and controls to detect and prevent fraud. This will result in continued ongoing investments in the future, some or all of which may ultimately be ineffective in preventing fraudulent activity.
•Controls and procedures may not prevent or detect all errors or acts of fraud.
Controls and procedures are designed to provide reasonable assurance that information required to be disclosed in reports Comerica files or submits under the Exchange Act is accurately accumulated and communicated to management and recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures or internal controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met, due to certain inherent limitations. These limitations include the realities that judgments in decision making can be faulty, that alternative reasoned judgments can be drawn, that breakdowns can occur because of an error or mistake, or that controls may be fraudulently circumvented. Accordingly, because of the inherent limitations in control systems, misstatements due to error or fraud may occur and not be detected.
COMPLIANCE RISK
•Changes in regulation or oversight, or changes in Comerica’s status with respect to existing regulations or oversight, may have a material adverse impact on Comerica's operations.
Comerica is subject to extensive regulation, supervision and examination by the U.S. Treasury, the Texas Department of Banking, the FDIC, the FRB, the OCC, the CFPB, the CFTC, the SEC, FINRA, the DOL and other regulatory bodies. Such regulation and supervision governs and limits the activities in which Comerica may engage. Regulatory authorities have extensive discretion in their supervisory and enforcement activities, including the imposition of restrictions on Comerica's operations and ability to make acquisitions, investigations and limitations related to Comerica's securities, the classification of Comerica's assets and determination of the level of Comerica's allowance for loan losses. Any change in such regulation and oversight, whether in the form of regulatory policy, regulations, legislation, changed interpretations or supervisory action, may have a material adverse impact on Comerica's business, financial condition or results of operations. The impact of any future legislation or regulatory actions may adversely affect Comerica's businesses or operations.
Further, even if such regulations or oversight do not change, Comerica's business may develop such that it may be subject to increased regulatory requirements. For example, if Comerica's asset size increases in the future and exceeds $100 billion in average total consolidated assets calculated over four consecutive financial quarters, Comerica will become a Category IV institution. Category IV institutions ($100 to $250 billion in assets) under the Tailoring Rules are subject to additional requirements, such as certain enhanced prudential standards and monitoring and reporting certain risk-based indicators. Under the Tailoring Rules, Category IV firms are, among other things, subject to (1) supervisory capital stress testing on a biennial basis, (2) requirements to develop and maintain a capital plan on an annual basis and (3) certain liquidity risk management and risk committee requirements, including liquidity buffer and liquidity stress testing requirements. Comerica would also incur additional assessments under Regulation TT. If Comerica becomes subject to enhanced prudential standards, it will face more stringent requirements or limitations on its business, as well as increased compliance costs, and, depending on its levels of capital and liquidity, stress test results and other factors, may be limited in the types of activities it may conduct and be limited as to how it utilizes capital. Further, Comerica may be subject to heightened expectations, which could result in additional regulatory scrutiny, higher penalties, and more severe consequences if it is unable to meet those expectations. In particular, on July 27, 2023, the FRB, the FDIC, and the OCC issued a proposal, referred to as the “Basel III Endgame,” that would result in significant changes to the U.S. regulatory capital rules for banking organizations with total consolidated assets of $100 billion or more. As of December 31, 2024, the Corporation had total assets of $79.3 billion. While the Basel III Endgame would not apply to Comerica as currently proposed, if Comerica becomes subject to those requirements or becomes subject to any other new laws or regulations related to capital and liquidity, such requirements could limit

Comerica’s ability to pay dividends or make share repurchases or require Comerica to reduce business levels or to raise capital, which would have a material adverse effect on Comerica’s financial condition and results of operations.
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
Reputational risk is an increasing concern for businesses as customers are interested in doing business with companies they admire and trust. Such risks include compliance issues, operational challenges, or a strategic, high profile event. Comerica's business is based on the trust of its customers, communities, and entire value chain, which makes managing reputational risk extremely important. News or other publicity that impairs Comerica's reputation, or the reputation of the financial services industry generally, can therefore cause significant harm to Comerica’s business and prospects. Further, adverse publicity or negative information posted on social media websites regarding Comerica, whether or not true, may result in harm to Comerica’s prospects, which could have a material adverse effect on Comerica’s business, financial position and results of operations.
•Comerica may not be able to utilize technology to efficiently and effectively develop, market, and deliver new products and services to its customers.
The financial services industry experiences rapid technological change with regular introductions of new technology-driven products and services, including the increased usage and introduction of artificial intelligence and automation within the industry. The ability to access and use technology is an increasingly important competitive factor in the financial services industry, and having the right technology is a critically important component to customer satisfaction. In addition, the efficient and effective utilization of technology enables financial institutions to reduce costs. Comerica's future success depends, in part, upon its ability to address the needs of its customers by using technology to market and deliver products and services that will satisfy customer demands, meet regulatory requirements, and create additional efficiencies in Comerica's operations. Comerica may not be able to effectively develop new technology-driven products and services or be successful in marketing or supporting these products and services to its customers, which could have a material adverse impact on Comerica's financial condition and results of operations.
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
Additionally, the financial services industry is subject to extensive regulation. Such regulations may require significant additional investments in technology, personnel or other resources or place limitations on the ability of financial institutions, including Comerica, to engage in certain activities. Comerica's competitors may be subject to significantly different or lesser regulation due to their asset size or types of products offered. Some competitors may also have the ability to more efficiently utilize resources to comply with regulations or may be able to more effectively absorb the cost of regulations. For more information regarding the regulations to which Comerica is subject, see the “Supervision and Regulation” section of this report.
In addition to banks, Comerica and its banking subsidiaries also face competition from financial intermediaries, including savings and loan associations, consumer and commercial finance companies, leasing companies, venture capital funds, credit unions, investment banks, insurance companies and securities firms. Competition among providers of financial products and services continues to increase as advances in technology have lowered the barriers to entry for financial technology companies, with customers having the opportunity to select from a growing variety of traditional and nontraditional alternatives, including crowdfunding, digital wallets and money transfer services. The ability of non-banks to provide services previously limited to traditional banks has intensified competition. Because non-banks are not subject to many of the same regulatory restrictions as banks and bank holding companies, they can often operate with greater flexibility and lower cost structures.
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
Comerica makes certain projections and develops plans and strategies for its banking and financial products. If Comerica does not accurately determine demand for its banking and financial product needs, it could result in Comerica incurring significant expenses without the anticipated increases in revenue, which could result in a material adverse effect on its business. Comerica has expanded its presence in the Southeastern and Mountain West regions of the United States, and if Comerica's expansion is not successful, it could adversely impact Comerica's expenses.
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
Comerica's future operating results depend substantially upon the continued service of its executive officers and key personnel. Comerica's future operating results also depend in significant part upon its ability to attract and retain qualified management, financial, technical, marketing, sales and support personnel. Competition for qualified personnel is intense, and Comerica may not be successful in attracting or retaining qualified personnel. There may be only a limited number of persons with the requisite skills to serve in these positions, and it may be increasingly difficult for Comerica to hire personnel over time. The increased prevalence of remote work environments has intensified the competition for talent as job opportunities may be less constrained by physical geography.
Further, Comerica's ability to retain key officers and employees may be impacted by legislation and regulation affecting the financial services industry. In 2024, the FRB, OCC and several other federal financial regulators revised and re-proposed rules to implement Section 956 of the Dodd-Frank Act. Section 956 directed regulators to jointly prescribe regulations or guidelines prohibiting incentive-based payment arrangements, or any feature of any such arrangement, at covered financial institutions that encourage inappropriate risks by providing excessive compensation or that could lead to a material financial loss. Consistent with the Dodd-Frank Act, the proposed rule would impose heightened standards for institutions with $50 billion or more in total consolidated assets, which includes Comerica. For these larger institutions, the proposed rule would require the deferral of at least 40 percent of incentive-based payments for designated executives and significant risk-takers who individually have the ability to expose the institution to possible losses that are substantial in relation to the institution's size, capital or overall risk tolerance. Moreover, incentive-based compensation of these individuals would be subject to potential clawback for seven years following vesting. Further, the rule imposes enhanced risk management controls and governance and internal policy and procedure requirements with respect to incentive compensation. Accordingly, Comerica may be at a disadvantage to offer competitive compensation compared to other financial institutions (as referenced above) or companies in other industries, which may not be subject to the same requirements.
Comerica's business, financial condition or results of operations could be materially adversely affected by the loss of any of its key employees, or Comerica's inability to attract and retain skilled employees.

•Any future strategic acquisitions or divestitures may present certain risks to Comerica's business and operations.
Difficulties in capitalizing on the opportunities presented by a completed or future acquisition may prevent Comerica from fully achieving the expected benefits from the acquisition, or may cause the achievement of such expectations to take longer to realize than expected.
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
Economic, financial market, political, and industry-specific developments may affect the financial services industry, both directly and indirectly. The economic environment and market conditions in which Comerica operates, at the local, domestic, and international levels, continue to be uncertain. The U.S. economy faces uncertainties from interest rates that remain elevated despite recent decreases, persistent inflation, large fiscal deficits, subdued housing market activity and a sluggish manufacturing sector. It also faces downside risks from geopolitical conflicts around the globe, including those involving Venezuela; the Israel-Hamas War and its spread to Yemen, Lebanon, and/or other parts of the Middle East; the Ukraine-Russia War and its effects in Europe; tensions between Taiwan and mainland China; threats from North Korea; and the possibility of other geopolitical shocks.
Domestically, the public debt, the possibility of a federal government shutdown and/or debt ceiling crisis, as well as broader issues surrounding the federal budgeting process and governance, may contribute to the possibility of a downgrade of the U.S. sovereign credit rating, potentially causing knock-on effects for the broader economy and financial system that could include a recession.
The Federal Reserve rapidly tightened monetary policies during the recovery from the 2020 recession, including both increases in interest rates and reductions in the size of the central bank’s balance sheet, before beginning to reduce interest rates in 2024. However, the impacts interest rates have on the U.S. economy often are not immediate and take time to materialize after such changes in interest rates occur, and their substantial increase relative to the pre-pandemic period could still cause stress on capital-intensive sectors of the economy, including manufacturing, real estate, and highly leveraged corporate balance sheets.
Fiscal and industrial policies to support the growth of targeted industries could have unanticipated effects or change unexpectedly, causing volatility in the economic performance of these industries or other parts of the economy. These effects could impact the energy industry, manufacturing, construction, automotive manufacturing, information, and retailing, or potentially other industries. Prices of energy products and services, as well as other commodities, are subject to large and unanticipated fluctuations caused by changes to supply and demand conditions, which could directly or indirectly affect Comerica’s business and/or clients.
Rapid changes to the economy have impacted demand for residential and commercial real estate, including single-family and multifamily residential properties, as well as office, industrial, and retail commercial real estate properties. These changes have affected, and could continue to affect, the economic health of downtowns in major cities and other regions where economic activity has changed in recent years, and have impacted, and could continue to impact, real estate prices, construction activity, and sales. In addition, the weakness of regional real estate markets could affect municipal tax revenues and fiscal health, with knock-on effects to broader regional economies.
Adverse economic conditions related to a potential recession, including changes in inflation, unemployment, or interest rates, may, directly and indirectly, adversely affect Comerica. Furthermore, changes in trade policies or other economic policies, including tariffs and trade wars, immigration policies, state and local municipal finances, federal government finances and the U.S. federal debt, are outside of Comerica's control and may affect the operating environment affecting Comerica.
•Inflation has impacted, and could continue to negatively impact, Comerica's business, profitability and stock price.
Prolonged periods of inflation have impacted, and may continue to impact, Comerica's profitability by negatively impacting its fixed costs and expenses, including increasing funding costs and expenses related to talent acquisition and retention, and negatively impacting the demand for its products and services. Additionally, inflation has led, and may continue to lead, to a decrease in consumer and client purchasing power and has negatively affected the need or demand for Comerica's products and services. If significant inflation continues, Comerica's business could continue to be negatively affected by, among other things, increased default rates leading to credit losses, which could decrease the appetite for new credit extensions. These inflationary pressures could result in missed earnings and budgetary projections causing Comerica's stock price to suffer.
•Methods of reducing risk exposures might not be effective.
Comerica assumes various types of risk as a result of conducting business in the normal course. Instruments, systems and strategies used to hedge or otherwise manage exposure to various types of credit, market, liquidity, technology, operational, compliance, financial reporting and strategic risks could be less effective than anticipated. Comerica's enterprise risk management framework provides a process for identifying, measuring, controlling and managing risks, and Comerica's management expends significant effort and resources in risk management. Nevertheless, Comerica may not be able to effectively mitigate its risk exposures in particular market environments or against particular types of risk, which could have a material adverse impact on Comerica's business, financial condition or results of operations. Comerica also utilizes various asset and liability management strategies to manage net interest income exposure to interest rate risk; these may not always be completely effective.
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
Dangerous, potentially deadly and easily transmitted viruses and other pathogens, and government and social reactions to such epidemics and pandemics have affected, and may again affect, international trade (including supply chains and export levels), travel, employee productivity, and other economic activities. These potential events may negatively impact Comerica's and/or its clients’ costs, demand for its clients’ products, and/or the U.S. economy or certain sectors thereof and, thus, adversely affect Comerica's business, financial condition, and results of operations.
Further, catastrophic events may have an impact on Comerica's customers and, in turn, on Comerica.
In addition, these events have had, and may continue to have, an adverse impact on the U.S. and world economies in general and consumer confidence and spending in particular, which could harm Comerica's operations. Any of these events could increase volatility in the U.S. and world financial markets, which could harm Comerica's stock price and may limit the capital resources available to Comerica and its customers. This could have a material adverse impact on Comerica's operating results, revenues and costs and may result in increased volatility in the market price of Comerica's common stock.

•Climate change manifesting as physical or transition risks could adversely affect Comerica's operations, businesses and customers.
There is an increasing concern over the risks of climate change and related environmental sustainability matters. The physical risks of climate change include discrete events, such as flooding and wildfires, and longer term shifts in climate patterns, such as extreme heat, sea level rise, and more frequent and prolonged drought. Such events could disrupt Comerica's operations or those of its clients or third parties on which it relies, including through direct damage to assets and indirect impacts from supply chain disruption and market volatility. Additionally, transitioning to a low carbon economy may entail extensive policy, legal, technology, and market initiatives. Transition risks, including changes in consumer preferences and additional regulatory requirements or taxes, could increase expenses and undermine business strategies. In addition, Comerica's reputation and client relationships may be damaged as a result of practices related to climate change, including its involvement, or its clients’ involvement, in certain industries or projects associated with causing or exacerbating climate change, as well as any decisions Comerica makes to continue to conduct or change its activities in response to considerations relating to climate change, including the setting of climate-related goals, commitments and targets. As climate risk is interconnected with all key risk types, Comerica has advanced its processes to embed climate risk considerations into risk management strategies such as market, credit and operational risks; however, because the timing and severity of climate change may not be predictable, risk management strategies may not be effective in mitigating climate risk exposure.
•Changes in accounting standards could materially impact Comerica's financial statements.
From time to time, accounting standards setters change the financial accounting and reporting standards that govern the preparation of Comerica’s financial statements. These changes can be difficult to predict and can materially impact how Comerica records and reports its financial condition and results of operations. In some cases, Comerica could be required to apply a new or revised standard retroactively, resulting in changes to previously reported financial results, or a cumulative charge to retained earnings.
•Comerica's accounting estimates and processes are critical to the reporting of financial condition and results of operations. They require management to make estimates about matters that are uncertain.
Accounting estimates and processes are fundamental to how Comerica records and reports its financial condition and results of operations. Management must exercise judgment in selecting and applying many of these accounting estimates and processes so they comply with U.S. Generally Accepted Accounting Principles. In some cases, management must select an accounting policy or method to apply from two or more alternatives, any of which may be reasonable under the circumstances, yet may result in the Company reporting materially different results than would have been reported under a different alternative.
Management has identified certain accounting estimates as being critical because they require management's judgment to make difficult, subjective or complex judgments about matters that are uncertain. Materially different amounts could be reported under different conditions or using different assumptions or estimates. Comerica has established detailed policies and control procedures that are intended to ensure these critical accounting estimates and judgments are well controlled and applied consistently. In addition, the policies and procedures are intended to ensure that the process for changing methodologies occurs in an appropriate manner. Because of the uncertainty surrounding management's judgments and the estimates pertaining to these matters, Comerica cannot guarantee that it will not be required to adjust accounting policies or restate prior period financial statements. For example, Comerica's allowances for credit losses, fair value measurement, pension plan accounting and provisions for income taxes may prove faulty or inaccurate. See “Critical Accounting Estimates” in the Financial Section of this report and Note 1 of the Notes to Consolidated Financial Statements in the Financial Section of this report for additional information regarding critical accounting estimates and policies.
•Comerica's stock price can be volatile.
Stock price volatility may make it more difficult for stockholders to resell their common stock when they want and at prices they find attractive. Comerica's stock price can fluctuate significantly in response to a variety of factors including, among other things:
•Actual or anticipated variations in quarterly results of operations.
•Recommendations or projections by securities analysts.
•Operating and stock price performance of other companies that investors deem comparable to Comerica.
•News reports relating to trends, concerns and other issues in the financial services industry.
•Perceptions in the marketplace regarding Comerica and/or its competitors.
•New technology used, or services offered, by Comerica or competitors.

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
General market fluctuations, including real or anticipated changes in the strength of the economy; industry factors and general economic and political conditions and events, such as economic slowdowns or recessions; interest rate changes, oil price volatility or credit loss trends, among other factors, could also cause Comerica's stock price to decrease, regardless of Comerica's operating results.
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

Item 1B.  Unresolved Staff Comments.
None.
Item 1C. Cybersecurity.
Managing technology risks, including risks related to cybersecurity, is an integral part of Comerica’s enterprise risk management framework and processes. As such, Comerica uses a library of processes, risk and controls to assess, identify and manage cybersecurity risks. Comerica measures such risks in part by estimating the likelihood and potential impact of incidents. Comerica seeks to manage such risks by designing, documenting, and implementing controls, testing those controls through compliance assessments and internal and external audits and, in some cases, by transferring the risk in whole or in part through methods such as insurance. When an incident occurs, Comerica works to remediate the incident while complying with its regulatory obligations, and then evaluate the remediation for effectiveness. Comerica communicates on risk management matters through documented policies and procedures, management and Board committee reporting, and training and other employee communications.
For a description of how cybersecurity risks may materially affect Comerica’s business strategy or results, see "Item 1A. Risk Factors.” To date, there have been no risks from cybersecurity threats, including as a result of any previous cybersecurity incidents, that have materially affected or are reasonably likely to materially affect Comerica's business strategy, financial condition or results of operations.
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

The Board’s Enterprise Risk Committee oversees Comerica’s risk management policies, procedures and practices, including those related to cybersecurity. Senior management generally reports quarterly, or more often as necessary, to the Enterprise Risk Committee on technology risks, including risks from cybersecurity threats. The Board’s Audit Committee and the Board as a whole, also receive such reports as part of their risk management oversight roles. Board members have direct access to senior management (and others, at their request) on matters related to cybersecurity threats and may direct questions to senior management and request further information as they see fit to fulfill their oversight responsibilities.
Item 2.  Properties.
The executive offices of Comerica are located in the Comerica Bank Tower, 1717 Main Street, Dallas, Texas 75201. Comerica's Michigan headquarters are located at 411 W. Lafayette, Detroit, Michigan 48226. As of December 31, 2024, Comerica, through its banking affiliates, operated at a total of 499 banking centers, trust services locations, and/or loan production or other financial services offices, primarily in Texas, Michigan, California, Florida and Arizona. Of those, 199 were owned and 300 were leased. As of December 31, 2024, Comerica's banking affiliates also operated from owned spaces in Michigan as well as leased spaces in Delaware, Colorado, Georgia, Illinois, Massachusetts, Minnesota, New Jersey, New York, North Carolina, South Carolina, Tennessee and Washington, as well as in Mexico and Ontario, Canada.
Item 3.  Legal Proceedings.
    Please see Note 21 to the Consolidated Financial Statements in the Financial Section of this report.

Item 4.   Mine Safety Disclosures.
Not applicable.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market Information, Holders of Common Stock and Dividends
Comerica's common stock is traded on the New York Stock Exchange (NYSE Trading Symbol: CMA). At February 20, 2025, there were approximately 7,530 record holders of Comerica's common stock. This number is based on the actual number of holders registered at such date and does not include holders whose shares are held in “street name” by brokers and other nominees.
    Subject to approval of the Board of Directors, applicable regulatory requirements and the Series A preferred stock dividend preference, Comerica expects to continue its policy of paying regular cash dividends on a quarterly basis. A discussion of dividend restrictions applicable to Comerica is set forth in Notes 13 and 20 of the Notes to Consolidated Financial Statements starting on pages F-79 and F-90, respectively, of the Financial Section of this report, in the "Capital" section starting on page F-16 of the Financial Section of this report and in the “Supervision and Regulation” section of this report.
Equity Compensation Plan Information
The response to this item will be included in Comerica's definitive Proxy Statement relating to its 2025 Annual Meeting of Shareholders, which will be filed with the SEC pursuant to Regulation 14A of the Exchange Act not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K (the "Proxy Statement"). Such information is hereby incorporated by reference herein.
Performance Graph
Our performance graph is available under the caption "Performance Graph" on page F-2 of the Financial Section of this report.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
Comerica's Board of Directors previously authorized a share repurchase program under which, as of December 31, 2023, an aggregate of 97.2 million shares of common stock could be repurchased since the program’s inception in 2010. On November 5, 2024, the Board of Directors increased the number of authorized shares by 10 million, taking it to an aggregate of 107.2 million shares authorized since the program's inception. The timing and actual amount of share repurchases under Comerica’s repurchase program are subject to various factors, including Comerica's earnings generation, capital needs to fund future loan growth and market conditions. Shares under Comerica’s repurchase program may be repurchased through open market repurchases, privately negotiated transactions, structured repurchase agreements with third parties and/or otherwise, including utilizing Rule 10b5-1 plans. The repurchased shares may be held as treasury stock or retired. There is no expiration date for Comerica's share repurchase program.

On October 18, 2024, Comerica announced that it intended to resume repurchases under the share repurchase program, and on October 22, 2024, Comerica entered into an accelerated share repurchase agreement to repurchase $100 million of common stock. A total of 1.499 million shares were repurchased under the ASR agreement during the fourth quarter of 2024. On January 22, 2025, Comerica announced that it intended to repurchase $50 million of common stock during the first quarter of 2025, and on February 3, 2025, Comerica entered into an ASR to repurchase $50 million of common stock. Under the terms of the ASR agreement, Comerica received an initial delivery of common shares representing approximately 80% of the expected total to be repurchased. Subject to certain adjustments pursuant to the ASR agreement, the final number of shares repurchased and delivered under the ASR agreement will be based on the volume weighted average share price of Comerica’s common stock during the term of the transaction, which is expected to be completed in the first quarter of 2025.

The following table summarizes Comerica's share repurchase activity for the year ended December 31, 2024.

(shares in thousands)	Total Number of Shares Purchased as Part of Publicly Announced Repurchase Plans or Programs	Remaining Share Repurchase Authorization (a)	Total Number of Shares Purchased (b)	Average Price Paid Per Share
Total first quarter 2024	—	4,997	19	$50.95
Total second quarter 2024	—	4,997	2	54.32
Total third quarter 2024	—	4,997	2	51.21
October 1 - 31, 2024	1,290	3,707	1,292	62.30
November 1 - 30, 2024	—	13,707	—	—
December 1 - 31, 2024	209	13,498	210	70.80
Total fourth quarter 2024	1,499	13,498	1,502	63.49
Total 2024	1,499	13,498	1,525	$63.30
(a)Maximum number of shares that may yet be purchased under the publicly announced plans or programs.
(b)Includes approximately 26,000 shares (including 3,000 shares in the quarter ended December 31, 2024) purchased related to deferred compensation plans during the year ended December 31, 2024. These transactions are not considered part of Comerica's repurchase program.

Item 6.  [Reserved]
Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.
    Reference is made to the sections entitled “2024 Overview,” “Results of Operations," "Strategic Lines of Business," "Balance Sheet and Capital Funds Analysis," "Risk Management," "Critical Accounting Estimates," "Supplemental Financial Data" and "Forward-Looking Statements" on pages F-3 through F-2 of the Financial Section of this report.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.
Reference is made to the subheadings entitled “Market and Liquidity Risk,” “Operational Risk,” "Technology Risk," “Compliance Risk” and “Strategic Risk” on pages F-28 through F-35 of the Financial Section of this report.
Item 8.  Financial Statements and Supplementary Data.
Reference is made to the sections entitled “Consolidated Balance Sheets,” “Consolidated Statements of Income,” “Consolidated Statements of Comprehensive Income,” “Consolidated Statements of Changes in Shareholders' Equity,” “Consolidated Statements of Cash Flows,” “Notes to Consolidated Financial Statements,” “Report of Management,” and “Reports of Independent Registered Public Accounting Firm,” (PCAOB ID: 42) on pages F-40 through F-104 of the Financial Section of this report.
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
Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our management's annual report on internal control over financial reporting and the related attestation report of Comerica's registered public accounting firm are included on pages F-101 and F-102 in the Financial Section of this report.
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
Item 9B.  Other Information.
No director or officer (as defined in Rule 16a-1(f) of the Exchange Act) of the Corporation adopted, modified, or terminated any Rule 10b5-1 trading arrangement or any non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K) during the quarter ended December 31, 2024.
On February 18, 2025, the Corporation filed a Certificate of Correction (the “Certificate of Correction”) to the Certificate of Designations of 5.625% Fixed-Rate Non-Cumulative Perpetual Preferred Stock, Series A of the Corporation (the “Certificate of Designations”). The Certificate of Correction was filed to correct a scrivener’s error included in the Certificate of Designations by correcting the definition of “Reset Date” to reference October 1, 2025, as was correctly disclosed in the Corporation’s prospectus supplement filed with the SEC on May 21, 2020. Pursuant to Section 103(f) of the General Corporation Law of the State of Delaware, the correction was effective as of May 26, 2020.
On February 19, 2025, Nancy Avila notified the Board of Directors that she does not intend to stand for re-election at the 2025 Annual Meeting of Shareholders. She plans to serve out her current term as a director until April 29, 2025. Ms. Avila’s decision was not due to any disagreement with the Corporation on any matter. It is expected that the size of the Board will be reduced to eleven directors, effective at the commencement of the 2025 Annual Meeting of Shareholders on April 29, 2025.
Item 9C.  Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
None.
PART III
Item 10.  Directors, Executive Officers and Corporate Governance.
Comerica has a Senior Financial Officer Code of Ethics that applies to the Chief Executive Officer, the Chief Financial Officer, the Chief Accounting Officer and the Treasurer. The Senior Financial Officer Code of Ethics is available on Comerica's website at www.comerica.com. If any substantive amendments are made to the Senior Financial Officer Code of Ethics or if Comerica grants any waiver, including any implicit waiver, from a provision of the Senior Financial Officer Code of Ethics to the Chief Executive Officer, the Chief Financial Officer, the Chief Accounting Officer or the Treasurer, Comerica will disclose the nature of such amendment or waiver on its website.
The remainder of the response to this item will be included in the Proxy Statement, and such information is hereby incorporated by reference herein.
Item 11.  Executive Compensation.
The response to this item will be included in the Proxy Statement, and such information is hereby incorporated by reference herein.
Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The response to this item will be included in the Proxy Statement, and such information (except for the information required by Item 402(v) of Regulation S-K) is hereby incorporated by reference herein.
Item 13.  Certain Relationships and Related Transactions, and Director Independence.
The response to this item will be included in the Proxy Statement, and such information is hereby incorporated by reference herein.
Item 14.  Principal Accountant Fees and Services.
The response to this item will be included in the Proxy Statement, and such information is hereby incorporated by reference herein.

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
The following documents are filed as a part of this report:

1.	Financial Statements: The financial statements that are filed as part of this report are included in the Financial Section on pages F-40 through F-104.

2.	All of the schedules for which provision is made in the applicable accounting regulations of the SEC are either not required under the related instruction, the required information is contained elsewhere in the Form 10-K, or the schedules are inapplicable and therefore have been omitted.

3.	Exhibits:

2	(not applicable)

3.1	Restated Certificate of Incorporation of Comerica Incorporated (filed as Exhibit 3.2 to Registrant's Current Report on Form 8-K dated August 4, 2010, and incorporated herein by reference).

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

A	Certificate of Correction of Certificate of Designations of 5.625% Fixed-Rate Reset Non-Cumulative Perpetual Preferred Stock, Series A, of Comerica Incorporated, filed on February 18, 2025.

4	[Reference is made to Exhibits 3.1, 3.2, 3.3 and 3.4 in respect of instruments defining the rights of security holders. In accordance with Regulation S-K Item No. 601(b)(4)(iii), the Registrant is not filing copies of instruments defining the rights of holders of long-term debt because none of those instruments authorizes debt in excess of 10% of the total assets of the Registrant and its subsidiaries on a consolidated basis. The Registrant hereby agrees to furnish a copy of any such instrument to the SEC upon request.]

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

N†
Form of Standard Comerica Incorporated Restricted Stock Unit Award Agreement under the Comerica Incorporated 2018 Long-Term Incentive Plan (2023 non-cliff 2-3-4 version) (filed as Exhibit 10.1N to Registrant's Annual Report on Form 10-K for the year ended December 31, 2023, and incorporated herein by reference).

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

10.20†
Comerica Incorporated Amended and Restated 2018 Long-Term Incentive Plan, as Further Amended and Restated (filed as Appendix A to the Corporation’s Definitive Proxy Statement on Schedule DEF14A, filed with the Commission on March 11, 2024, and incorporated herein by reference).

A†
Form of Standard Comerica Incorporated Senior Executive Long-Term Performance Restricted Stock Unit Award Agreement under the Comerica Incorporated Amended and Restated 2018 Long-Term Incentive Plan, as further amended and restated (2025 version).

B†
Form of Standard Comerica Incorporated Restricted Stock Unit Award Agreement (cliff vesting) under the Comerica Incorporated Amended and Restated 2018 Long-Term Incentive Plan, as further amended and restated (2025 version).

C†
Form of Standard Comerica Incorporated Restricted Stock Unit Award Agreement (non-cliff vesting with retirement provisions) under the Comerica Incorporated Amended and Restated 2018 Long-Term Incentive Plan, as further amended and restated (2025 version).

D†
Form of Standard Comerica Incorporated Restricted Stock Unit Award Agreement (non-cliff vesting without retirement provisions) under the Comerica Incorporated Amended and Restated 2018 Long-Term Incentive Plan, as further amended and restated (2025 version).

13	(not applicable)

14	(not applicable)

16	(not applicable)

18	(not applicable)

19.1	Comerica Incorporated Amended and Restated Insider Trading Policy.

21	Subsidiaries of Registrant.

22	(not applicable)

23.1	Consent of Ernst & Young LLP.

24	(not applicable)

31.1	Chairman, President and CEO Rule 13a-14(a)/15d-14(a) Certification of Periodic Report (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002).

31.2	Senior Executive Vice President and CFO Rule 13a-14(a)/15d-14(a) Certification of Periodic Report (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002).

32	Section 1350 Certification of Periodic Report (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002).

33	(not applicable)

34	(not applicable)

35	(not applicable)

95	(not applicable)

96	(not applicable)

97.1	Comerica Incorporated Compensation Recovery Policy, adopted on November 7, 2023.

99	(not applicable)

101.INS	XBRL Instance Document - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	The cover page from the Registrant's Annual Report on Form 10-K for the year ended December 31, 2024, formatted in Inline XBRL (included in Exhibit 101).

†	Management contract or compensatory plan or arrangement.

File No. for all filings under Exchange Act, unless otherwise noted: 1-10706.
Item 16.  Form 10-K Summary.
Not applicable.

FINANCIAL REVIEW AND REPORTS
Comerica Incorporated and Subsidiaries

PERFORMANCE GRAPH
The graph shown below compares the total shareholder return (assuming reinvestment of dividends) of Comerica's common stock, the S&P 500 Index and the KBW Bank Index. The graph assumes $100 invested in Comerica's common stock (returns based on stock prices per the NYSE) and each of the indices on December 31, 2019 and the reinvestment of all dividends during the periods presented.

Comparison of Five Year Cumulative Total Return
Among Comerica Incorporated, KBW Bank and S&P 500 Indices
(Assumes $100 Invested on 12/31/19
and Reinvestment of Dividends)

$225
$200
$175
$150
$125
$100
$75
$50
2019
2020
2021
2022
2023
2024
Comerica Incorporated
KBW Bank Index
S&P 500 Index

	2019	2020	2021	2022	2023	2024
Comerica Incorporated	100	83	134	107	95	111
KBW Bank Index	100	90	124	98	97	133
S&P 500 Index	100	118	152	125	157	197

The performance shown on the graph is not necessarily indicative of future performance.

2024 OVERVIEW
Comerica Incorporated (the Corporation) is a financial holding company headquartered in Dallas, Texas. The Corporation's major business segments are the Commercial Bank, the Retail Bank and Wealth Management. Information about the activities of the Corporation's business segments is provided in Note 22 to the consolidated financial statements.
As a financial institution, the Corporation's principal activity is lending to and accepting deposits from businesses and individuals. The Corporation's primary source of revenue is net interest income, which is principally derived from the difference between interest earned on loans and investment securities and interest paid on deposits and other funding sources. The Corporation also provides other products and services that meet the financial needs of its customers which generate noninterest income, the Corporation's secondary source of revenue. Growth in loans, deposits and noninterest income is affected by many factors, including economic conditions in the markets the Corporation serves, the financial requirements and economic health of customers and the ability to add new customers and/or increase the number of products used by current customers. Success in providing products and services depends on the financial needs of customers and the types of products desired.
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
Full-Year 2024 compared to Full-Year 2023
•Net income decreased $183 million, or 21 percent, to $698 million, reflecting decreases in net interest income and noninterest income, partially offset by decreases in noninterest expenses and provision for credit losses. The decrease in net interest income was driven by lower loan volume, the net impact of higher rates and a change in deposit mix from noninterest-bearing to interest-bearing deposits, partially offset by a decline in short-term Federal Home Loan Bank (FHLB) advances. Diluted net income per common share was $5.02 in 2024 compared to $6.44 in 2023.
•Average loans decreased $2.9 billion, or 5 percent, to $51.0 billion, which included decreases in Equity Fund Services, general Middle Market, Mortgage Banker Finance (reflecting a strategic exit from the business line) and Corporate Banking, partially offset by an increase in Commercial Real Estate.
•Average securities decreased $1.6 billion, or 9 percent, to $15.8 billion, reflecting paydowns and maturities, partially offset by a decline in average unrealized losses. In the fourth quarter of 2024, $827 million in Treasury securities were sold and replaced with higher-yielding Treasury securities to reposition a portion of the Corporation's securities portfolio.
•Average deposits decreased $2.1 billion, or 3 percent, to $63.9 billion, which included a $5.8 billion decrease in noninterest-bearing deposits, partially offset by a $3.7 billion increase in interest-bearing deposits. Brokered time deposits decreased $960 million, and decreases in Technology and Life Sciences, Mortgage Banker Finance (reflecting strategic exit), Wealth Management, Energy and National Dealer Services were partially offset by increases in general Middle Market and Corporate Banking.
•Average short-term borrowings decreased $6.4 billion, or 88 percent, to $837 million, reflecting a reduction in short-term FHLB advances, while average medium- and long-term debt increased $1.0 billion to $6.9 billion, mostly reflecting an increase in longer-term FHLB advances.
•Net interest income decreased $324 million, or 13 percent, to $2.2 billion, and the net interest margin decreased 18 basis points to 2.88 percent, driven by a decline in loan volume, the net impact of higher rates and a change in deposit mix from noninterest-bearing to interest-bearing deposits, partially offset by a decline in short-term FHLB advances.
•The provision for credit losses decreased $40 million, or 44 percent, to $49 million, reflecting changes in portfolio composition, lower loan balances and an improved economic outlook.
•Noninterest income decreased $24 million, or 2 percent, to $1.1 billion, which included a $19 million loss related to securities repositioning. Decreases in card fees, FHLB stock dividends, capital markets income and commercial lending fees were partially offset by an increase in risk management hedging income (mostly related to Bloomberg Short-Term Bank Yield Index (BSBY) cessation losses in 2023), a $5 million negotiated vendor payment recorded in the 2024 period and smaller increases in other categories. Refer to the "BSBY Cessation" subheading in the "Market and Liquidity Risk" section of this financial review, as well as Note 8 to the consolidated financial statements, for further discussion of de-designated interest rate hedges.
•Noninterest expenses decreased $52 million, or 2 percent, to $2.3 billion, reflecting decreases in Federal Deposit Insurance Corporation (FDIC) insurance expense (primarily special assessment), non-salary pension expense and litigation-related expenses, partially offset by increases in salaries and benefits expense, occupancy expense and software expense, as well as a decrease in gains on the sale of real estate.
•The Corporation returned $476 million to common stock shareholders through dividends on its common stock of $2.84 per share and the repurchase of approximately 1.5 million shares of common stock. Additionally, the Corporation declared $23 million in dividends on its preferred stock.
RESULTS OF OPERATIONS
The following provides a comparative discussion of the Corporation's consolidated results of operations for 2024 compared to 2023. A comparative discussion of results for 2023 compared to 2022 is provided in the "Results of Operations" section beginning on page F-3 of the Corporation's 2023 Annual Report on Form 10-K for the year ended December 31, 2023 filed with the Securities and Exchange Commission on February 28, 2024.

Analysis of Net Interest Income

(dollar amounts in millions)
Years Ended December 31	2024			2023			2022
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Commercial loans (a)	$26,278	$1,407	5.36%	$30,009	$1,651	5.51%	$29,846	$1,278	4.28%
Real estate construction loans	4,422	367	8.30	4,041	330	8.16	2,607	132	5.07
Commercial mortgage loans	14,260	1,045	7.32	13,697	981	7.17	12,135	513	4.22
Lease financing (b)	791	48	6.08	776	37	4.72	680	21	3.12
International loans	1,069	82	7.71	1,226	98	7.96	1,246	56	4.46
Residential mortgage loans	1,902	72	3.78	1,877	66	3.54	1,776	56	3.16
Consumer loans	2,257	183	8.10	2,277	177	7.76	2,170	97	4.49
Total loans (c)	50,979	3,204	6.29	53,903	3,340	6.20	50,460	2,153	4.27
Mortgage-backed securities (d)	14,438	394	2.29	15,546	421	2.28	16,199	385	2.14
U.S. Treasury securities (e)	1,399	8	0.60	1,896	9	0.47	2,816	29	0.98
Total investment securities	15,837	402	2.16	17,442	430	2.10	19,015	414	1.97
Interest-bearing deposits with banks (f)	6,007	318	5.30	7,530	392	5.21	9,376	104	1.02
Other short-term investments	376	15	3.89	339	13	3.72	174	1	0.81
Total earning assets	73,199	3,939	5.18	79,214	4,175	5.08	79,025	2,672	3.27
Cash and due from banks	691			1,214			1,481
Allowance for loan losses	(688)			(658)			(569)
Accrued income and other assets	7,366			7,424			7,335
Total assets	$80,568			$87,194			$87,272
Money market and interest-bearing checking deposits (g)	$30,203	962	3.18	$26,054	627	2.39	$28,347	94	0.33
Savings deposits	2,243	5	0.20	2,774	6	0.21	3,304	2	0.05
Customer certificates of deposit	3,733	131	3.51	2,708	75	2.77	1,756	5	0.30
Other time deposits	2,617	139	5.31	3,577	183	5.13	16	1	4.17
Foreign office time deposits	23	1	4.32	23	1	4.02	40	—	1.05
Total interest-bearing deposits	38,819	1,238	3.18	35,136	892	2.52	33,463	102	0.30
Federal funds purchased	8	—	5.28	29	1	4.77	82	3	3.28
Other short-term borrowings	829	48	5.73	7,189	390	5.41	354	14	4.08
Medium- and long-term debt	6,882	463	6.73	5,847	378	6.47	2,818	87	3.07
Total interest-bearing sources	46,538	1,749	3.75	48,201	1,661	3.43	36,717	206	0.56
Noninterest-bearing deposits	25,082			30,882			42,018
Accrued expenses and other liabilities	2,543			2,516			2,086
Shareholders’ equity	6,405			5,595			6,451
Total liabilities and shareholders’ equity	$80,568			$87,194			$87,272
Net interest income/rate spread		$2,190	1.43		$2,514	1.65		$2,466	2.71
Impact of net noninterest-bearing sources of funds			1.45			1.41			0.31
Net interest margin (as a percentage of average earning assets)			2.88%			3.06%			3.02%
(a)Interest income on commercial loans included net expense from cash flow swaps of $637 million, $602 million and $25 million for the years ended December 31, 2024, 2023 and 2022, respectively.
(b)The years ended December 31, 2023 and 2022 included residual value adjustments totaling $6 million and $3 million, which impacted the average lease financing yield by 81 basis points and 46 basis points, respectively, and impacted the average yield on loans by 1 basis point in both periods.
(c)Nonaccrual loans are included in average balances reported and in the calculation of average rates.
(d)Average balances included $2.8 billion, $2.9 billion and $1.8 billion of unrealized losses for the years ended December 31, 2024, 2023 and 2022, respectively; yields calculated gross of these unrealized gains and losses.
(e)Average balances included $47 million, $115 million and $117 million of unrealized losses for the years ended December 31, 2024, 2023 and 2022, respectively; yields calculated gross of these unrealized gains and losses.
(f)Average balances excluded $1 million, included $5 million and excluded $769 million of collateral posted and netted against derivative liability positions for the years ended December 31, 2024, 2023 and 2022, respectively; yields calculated gross of derivative netting amounts.
(g)Average balances excluded $100 million, $195 million and $128 million of collateral received and netted against derivative asset positions for the years ended December 31, 2024, 2023 and 2022, respectively; rates calculated gross of derivative netting amounts.

Rate/Volume Analysis

(in millions)
Years Ended December 31	2024/2023			2023/2022
	Increase (Decrease) Due to Rate (a)	(Decrease) Increase Due to Volume (a)	Net (Decrease) Increase	Increase (Decrease) Due to Rate (a)	Increase (Decrease) Due to Volume (a)	Net Increase (Decrease)
Interest Income:
Commercial loans	$40	$(284)	$(244)	$362	$11	$373
Real estate construction loans	6	31	37	86	112	198
Commercial mortgage loans	22	42	64	357	111	468
Lease financing	10	1	11	11	5	16
International loans	(4)	(12)	(16)	43	(1)	42
Residential mortgage loans	5	1	6	7	3	10
Consumer loans	8	(2)	6	71	9	80
Total loans	87	(223)	(136)	937	250	1,187
Mortgage-backed securities	(2)	(25)	(27)	10	26	36
U.S. Treasury securities	3	(4)	(1)	(15)	(5)	(20)
Total investment securities	1	(29)	(28)	(5)	21	16
Interest-bearing deposits with banks	6	(80)	(74)	420	(132)	288
Other short-term investments	1	1	2	6	6	12
Total interest income	95	(331)	(236)	1,358	145	1,503
Interest Expense:
Money market and interest-bearing checking deposits	186	149	335	459	74	533
Savings deposits	—	(1)	(1)	5	(1)	4
Customer certificates of deposit	20	36	56	44	26	70
Other time deposits	7	(51)	(44)	—	182	182
Foreign office time deposits	—	—	—	1	—	1
Total interest-bearing deposits	213	133	346	509	281	790
Federal funds purchased	—	(1)	(1)	1	(3)	(2)
Other short term borrowings	23	(365)	(342)	5	371	376
Medium- and long-term debt	38	47	85	138	153	291
Total interest expense	274	(186)	88	653	802	1,455
Net interest income	$(179)	$(145)	$(324)	$705	$(657)	$48
(a)Impact of additional days, other portfolio dynamics and interest rate swaps reflected as part of rate impact, rate/volume variances are allocated to variances due to volume.
Net interest income is the difference between interest earned on assets and interest paid on liabilities. The portion of gains and losses on risk management interest rate swaps that convert variable-rate loans to fixed rates through cash flow hedges that relate to the earnings effect of the hedged loans during the period are included in loan interest income. Additionally, gains and losses related to risk management interest rate swaps that convert fixed-rate debt to a floating rate and qualify as fair value hedges are included in interest expense on medium- and long-term debt.
Refer to the Analysis of Net Interest Income and the Rate/Volume Analysis tables above for an analysis of net interest income for the years ended December 31, 2024, 2023 and 2022 and details regarding the components of the change in net interest income for 2024 compared to 2023 as well as 2023 compared to 2022.
For the year ended December 31, 2024, net interest income decreased $324 million to $2.2 billion and net interest margin decreased 18 basis points to 2.88 percent, reflecting a decline in loans, the net impact of higher rates, a change in deposit mix from noninterest-bearing to interest-bearing deposits and lower deposits held with the Federal Reserve Bank (FRB), partially offset by a decline in short-term FHLB advances.
Average earning assets decreased $6.0 billion to $73.2 billion compared to the prior year, driven by decreases of $2.9 billion in loans, $1.6 billion in investment securities and $1.5 billion in interest-bearing deposits with banks. Average interest-bearing funding sources decreased $1.7 billion to $46.5 billion, reflecting a $6.4 billion decline in short-term borrowings, partially offset by increases of $3.7 billion in interest-bearing deposits and $1.0 billion in medium- and long-term debt.

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
Provision for Credit Losses
The provision for credit losses decreased $40 million to $49 million, reflecting changes in portfolio composition, lower loan balances and an improved economic outlook. Net loan charge-offs increased $30 million to $52 million, or 0.10 percent of average total loans for the year ended December 31, 2024, compared to $22 million, or 0.04 percent of average total loans for the year ended December 31, 2023, primarily driven by general Middle Market, partially offset by Technology and Life Sciences, Energy and Corporate Banking. The provision for credit losses on lending-related commitments was a benefit of $5 million for the year ended December 31, 2024, compared to a benefit of $11 million for the year ended December 31, 2023.
An analysis of the allowance for credit losses and a summary of nonperforming assets are presented under the "Credit Risk" subheading in the "Risk Management" section of this financial review. For information regarding methodology used in the determination of allowance for credit losses, refer to Note 1 to the consolidated financial statements.
Noninterest Income

(in millions)
Years Ended December 31	2024	2023	2022
Card fees	$256	$280	$273
Fiduciary income (a)	220	235	233
Service charges on deposit accounts	184	185	195
Capital markets income	142	147	154
Commercial lending fees	68	72	68
Brokerage fees (a)	51	30	21
Bank-owned life insurance	44	46	47
Letter of credit fees	40	42	38
Risk management hedging income (loss)	8	(42)	8
Net losses on debt securities	(19)	—	—
Other noninterest income (a), (b)	60	83	31
Total noninterest income	$1,054	$1,078	$1,068
(a)Results reflect changes in presentation consistent with contractual terms with an investment program partner beginning in November 2023. Comparative impacts attributable to prior year’s presentation included an increase of $22 million in brokerage fees, with corresponding reductions of $24 million in other noninterest income, $21 million in salaries and benefits expense (commission expenses), $20 million in fiduciary income and $1 million in outside processing expense.
(b)The table below provides further details on certain categories included in other noninterest income.
Noninterest income decreased $24 million to $1.1 billion, which included a $19 million loss related to repositioning $827 million of the Corporation's securities portfolio, as well as decreases in card fees, other noninterest income, capital markets income and commercial lending fees, partially offset by an increase in risk management hedging income and smaller increases in other categories.
Card fees consist primarily of interchange and other fee income earned on government prepaid card, commercial card, debit/Automated Teller Machine (ATM) card and merchant payment processing services. Card fees decreased $24 million, or 9 percent, reflecting lower government card interchange income, a decline in commercial card sales volume and ATM network bonuses received in the 2023 period.
Following the contract expiration on January 2, 2025, Comerica Bank (the Bank) was not selected to continue serving as financial agent supporting the Direct Express Debit MasterCard Program (Direct Express) for the U.S. Department of the Treasury, Bureau of the Fiscal Service (the Treasury); however, the Treasury elected to extend the contract term for up to three years past January 2, 2025 to facilitate an orderly transition. While the length of the transition is currently unknown, the Corporation believes it may take some time given the scale and complexity of the program, as well as its own transition experience. Card fee income related to the Direct Express program was $121 million and $137 million for the years ended December 31, 2024 and 2023, respectively. Noninterest expenses related to the Direct Express program were $119 million and $138 million, respectively, for the same periods, consisting primarily of outside processing fee expense and other noninterest expenses. Refer to the "Direct Express Debit MasterCard Program" subheading in the "Market and Liquidity Risk" section of this financial review for further discussion of Direct Express.

Capital markets income consists of net gains and losses recognized on customer-initiated derivative instruments, net of the impact of offsetting positions, syndication agent fees, investment banking fees and merger and acquisition advisory fees. Capital markets income decreased $5 million, or 3 percent, reflecting lower derivative income, partially offset by an increase in advisory and investment banking fees.
Commercial lending fees include fees assessed on the unused portion of lines of credit (unused commitment fees) and loan servicing fees. These fees decreased $4 million, or 6 percent, driven by lower commitment fees due to a decline in loan commitments.
Risk management hedging income increased $50 million, reflecting a decline in losses related to BSBY cessation, partially offset by a decline in price alignment income received on collateral posted for centrally-cleared risk management positions. Refer to the "BSBY Cessation" subheading in the "Market and Liquidity Risk" section of this financial review, as well as Note 8 to the consolidated financial statements, for further discussion of de-designated interest rate hedges.
Brokerage fees are commissions earned for facilitating securities transactions for customers as well as other brokerage services provided. In November 2023, the Corporation transitioned the support of its retail brokerage business, including specific insurance, brokerage and investment advisory activities previously conducted by the Corporation's broker-dealer subsidiary, to Ameriprise Financial Institutions Group (Ameriprise), an independent financial services broker. Since this transition, brokerage fees include income from sales of select investment products of an independent financial services broker, net of commissions passed through to employees licensed by the independent broker to sell their products. Brokerage fees increased $21 million, or 69 percent, reflecting the full-year impact of the Corporation's new investment program partner, including additional service fee revenue.
Net losses on debt securities totaled $19 million for the year ended December 31, 2024, with no corresponding amount in the 2023 period, and was related to the sale of $827 million of Treasury securities that were replaced with higher-yielding Treasury securities with a duration of 1.9 years.
Other noninterest income decreased $23 million, or 29 percent, as detailed below, driven by a decrease in FHLB stock dividends reflecting redemptions of stock corresponding with the decline in advances, partially offset by a $5 million negotiated vendor payment received during the 2024 period.

(in millions)
Years Ended December 31	2024	2023	2022
FHLB and FRB stock dividends	$17	$30	$3
Deferred compensation asset returns (a)	11	13	(18)
Securities trading income (b)	—	13	13
Insurance commissions (b)	—	12	13
All other noninterest income	32	15	20
Other noninterest income	$60	$83	$31
(a)    Compensation deferred by the Corporation's officers and directors is invested based on investment selections of such officers and directors. Income earned on these assets is reported in noninterest income and the offsetting change in deferred compensation plan liabilities is reported in salaries and benefits expense.
(b)    Results reflect changes in presentation consistent with contractual terms with an investment program partner beginning in November 2023. Comparative impacts attributable to prior year’s presentation included decreases in securities trading income and insurance commissions, with a corresponding increase in brokerage fees.
Noninterest Expenses

(in millions)
Years Ended December 31	2024	2023	2022
Salaries and benefits expense (a)	$1,352	$1,306	$1,208
Outside processing fee expense	273	277	251
Occupancy expense	181	171	175
Software expense	181	171	161
FDIC insurance expense	76	180	31
Equipment expense	52	50	50
Advertising expense	41	40	38
Other noninterest expenses (a)	151	164	84
Total noninterest expenses	$2,307	$2,359	$1,998
(a)Results reflect above-described changes in presentation consistent with contractual terms with Ameriprise beginning in November 2023. Comparative impacts attributable to prior year’s presentation included decreases of $21 million in salaries and benefits expense (commission expenses) and $1 million in outside processing expense, with a corresponding increase in brokerage fees.
Noninterest expenses decreased $52 million to $2.3 billion, due to decreases in FDIC insurance expense and other noninterest expenses, partially offset by increases in salaries and benefits expense, software expense and occupancy expense.

FDIC insurance expense decreased $104 million, or 58 percent, reflecting a decline of $96 million in a special assessment approved by the FDIC Board of Directors in November 2023 to recover the loss to the Deposit Insurance Fund following the failures of Silicon Valley Bank and Signature Bank. Additionally, risk-based assessment fees declined $8 million, reflecting changes in balance sheet composition.
Other noninterest expenses decreased $13 million, or 8 percent, including decreases in non-salary pension expense and litigation-related expenses, partially offset by a decline in gains on the sale of real estate.
Salaries and benefits expense increased $46 million, or 4 percent, reflecting increases from annual merit increases and staff additions, performance-based compensation and staff insurance, partially offset by a decline in severance costs.
Software expense increased $10 million, or 6 percent, driven by higher cloud computing costs, partially offset by a decrease in rental and maintenance fees.
Occupancy expense increased $10 million, or 5 percent, reflecting higher depreciation on corporate offices and accelerated lease amortization related to closures of bank branches.
Income Taxes and Related Items
The provision for income taxes was $190 million in 2024, compared to $263 million in 2023. Net deferred tax assets were $1.0 billion at both December 31, 2024 and December 31, 2023. Refer to Note 18 to the consolidated financial statements for information about the components of net deferred tax assets. The Corporation evaluated deferred tax assets of $1.3 billion and determined that a valuation allowance of $11 million for federal foreign tax credits and certain state net operating loss (NOL) carryforwards was needed at December 31, 2024, compared to $6 million at December 31, 2023. For further information on the Corporation’s valuation policy for deferred tax assets, refer to Note 1 of the consolidated financial statements.

STRATEGIC LINES OF BUSINESS
The Corporation has strategically aligned its operations into three major business segments: the Commercial Bank, the Retail Bank and Wealth Management. These business segments are differentiated based on the type of customer and the related products and services provided. In addition to the three major business segments, the Finance and Other categories include items not directly associated with the business segments. The performance of the business segments is not comparable with the Corporation's consolidated results and is not necessarily comparable with similar information for any other financial institution. Additionally, because of the interrelationships of the various segments, the information presented is not indicative of how the segments would perform if they operated as independent entities. Note 22 to the consolidated financial statements describes the Corporation's segment reporting methodology as well as the business activities of each business segment and presents financial results of the business segments for the years ended December 31, 2024, 2023 and 2022.
The Corporation's management accounting system assigns balance sheet and income statement items to each segment using certain methodologies, which are regularly reviewed and refined. These methodologies may be modified as the management accounting system is enhanced and changes occur in the Corporation's organizational structure and/or product lines.
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
The following table presents net income (loss) by business segment.

(dollar amounts in millions)
Years Ended December 31	2024		2023		2022
Commercial Bank	$1,070	81%	$1,116	81%	$1,057	85%
Retail Bank	168	13	176	13	79	6
Wealth Management	80	6	90	6	106	9
	1,318	100%	1,382	100%	1,242	100%
Finance	(614)		(504)		(98)
Other	(6)		3		7
Total	$698		$881		$1,151

The following sections present a summary of the performance of each of the Corporation's business segments for 2024 compared to 2023.
Commercial Bank

	Years Ended December 31,			Percent Change
(dollar amounts in millions)	2024	2023	Change
Earnings summary:
Net interest income	$1,869	$2,051	$(182)	(9)%
Provision for credit losses	47	90	(43)	(48)
Noninterest income	592	603	(11)	(2)
Noninterest expenses	1,049	1,106	(57)	(5)
Provision for income taxes	295	342	(47)	(14)
Net income	$1,070	$1,116	$(46)	(4)%
Net charge-offs	$47	$20	$27	n/m

Selected average balances:
Loans	$43,584	$46,432	$(2,848)	(6)%
Deposits	32,264	33,019	(755)	(2)
n/m - not meaningful
Average loans decreased $2.8 billion, as decreases in Equity Fund Services, general Middle Market, Mortgage Banker Finance (reflecting a strategic exit) and Corporate Banking were partially offset by an increase in Commercial Real Estate. Average deposits decreased $755 million, which included decreases in Technology and Life Sciences, Mortgage Banker Finance (reflecting a strategic exit), Energy and National Dealer Services, partially offset by increases in general Middle Market and Corporate Banking.
The Commercial Bank's net income decreased $46 million to $1.1 billion. Net interest income decreased $182 million due to higher interest expense on deposits and lower interest income on loans. The provision for credit losses decreased $43 million to $47 million, reflecting changes in portfolio composition, lower loan balances and an improved economic outlook. Net charge-offs increased $27 million to $47 million, driven by general Middle Market, partially offset by Energy, Technology and Life Sciences and Corporate Banking. Noninterest income decreased $11 million, primarily due to lower card and commercial lending fees, partially offset by a $5 million negotiated vendor payment recorded in the first quarter of 2024. Noninterest expenses decreased $57 million, primarily reflecting a decrease in FDIC insurance expense (related to special assessment) and lower operational losses and litigation-related expenses.
Retail Bank

	Years Ended December 31,			Percent Change
(dollar amounts in millions)	2024	2023	Change
Earnings summary:
Net interest income	$813	$846	$(33)	(4)%
Provision for credit losses	2	3	(1)	(48)
Noninterest income	112	119	(7)	(5)
Noninterest expenses	707	728	(21)	(3)
Provision for income taxes	48	58	(10)	(17)
Net income	$168	$176	$(8)	(4)%
Net charge-offs	$4	$2	$2	58%

Selected average balances:
Loans	$2,335	$2,237	$98	4%
Deposits	24,292	24,363	(71)	—
Average loans increased $98 million while average deposits decreased $71 million. The Retail Bank's net income decreased $8 million to $168 million. Net interest income decreased $33 million to $813 million, primarily due to higher interest expense on deposits, partially offset by higher FTP crediting rates on deposits. Noninterest income decreased $7 million to $112 million, primarily due to lower card fees. Noninterest expenses decreased $21 million, primarily due to a decrease in FDIC insurance expense (related to special assessment) and an increase in gains on the sale of real estate, offset by an increase in occupancy expenses.

Wealth Management

	Years Ended December 31,			Percent Change
(dollar amounts in millions)	2024	2023	Change
Earnings summary:
Net interest income	$187	$208	$(21)	(10)%
Provision for credit losses	(2)	(6)	4	(80)
Noninterest income	287	307	(20)	(6)
Noninterest expenses	373	402	(29)	(7)
Provision for income taxes	23	29	(6)	(21)
Net income	$80	$90	$(10)	(11)%
Net charge-offs	$1	$—	$1	(56)%

Selected average balances:
Loans	$5,050	$5,232	$(182)	(3)%
Deposits	3,894	4,130	(236)	(6)
Average loans decreased $182 million while average deposits decreased $236 million, primarily reflecting a decrease in noninterest-bearing deposits. Wealth Management's net income decreased $10 million to $80 million. Net interest income decreased $21 million to $187 million, primarily due to higher interest expense on deposits, partially offset by a decrease in allocated net FTP charges and lower interest income on loans. Noninterest income decreased $20 million to $287 million, primarily driven by lower investment fees and insurance commissions, while noninterest expenses decreased $29 million, reflecting lower salaries and benefits expense, which reflected the November 2023 change in presentation consistent with contractual terms with a new investment program partner, resulting in a net decrease to commission costs, with the offset recorded in noninterest income. Additionally, lower litigation-related expenses were partially offset by higher operational losses and outside processing fee expense.
Finance & Other

	Years Ended December 31,			Percent Change
(dollar amounts in millions)	2024	2023	Change
Earnings summary:
Net interest expense	$(679)	$(591)	$(88)	15%
Provision for credit losses	2	2	—	42
Noninterest income	63	49	14	27
Noninterest expenses	178	123	55	44
Benefit for income taxes	(176)	(166)	(10)	6
Net loss	$(620)	$(501)	$(119)	24%

Selected average balances:
Loans	$10	$2	$8	n/m
Deposits	3,451	4,506	(1,055)	(23)
n/m - not meaningful
Average deposits, which primarily consist of centrally-managed brokered time deposits fully insured by the FDIC, decreased $1.1 billion. Net loss for the Finance and Other category increased $119 million to $620 million. Net interest expense increased $88 million to $679 million, reflecting the impact of interest rate swaps (which are centrally managed) as well as increased balances from higher-cost funding sources. Noninterest income increased $14 million to $63 million, primarily due to an increase in risk management hedging income (BSBY cessation), partially offset by a loss related to securities repositioning and a decrease in FHLB stock dividends. Noninterest expenses increased $55 million, reflecting higher salaries and benefits expense and a decrease in gains on the sale of real estate, partially offset by a decrease in non-salary pension expense.

The following table lists the Corporation's banking centers by geographic market.

December 31	2024	2023	2022
Michigan	159	176	177
Texas	114	116	115
California	88	92	92
Other Markets:
Arizona	12	16	17
Florida	7	7	8
Canada	1	1	1
Total Other Markets	20	24	26
Total	381	408	410

BALANCE SHEET AND CAPITAL FUNDS ANALYSIS
Earning Assets
Period-End Loans

(in millions)				Percent Change
December 31	2024	2023	Change
Commercial loans	$26,492	$27,251	$(759)	(3)%
Real estate construction loans	3,680	5,083	(1,403)	(28)
Commercial mortgage loans	14,493	13,686	807	6
Lease financing	722	807	(85)	(11)
International loans	952	1,102	(150)	(14)
Residential mortgage loans	1,929	1,889	40	2
Consumer loans:
Home equity	1,802	1,792	10	1
Other consumer	469	503	(34)	(7)
Total consumer loans	2,271	2,295	(24)	(1)
Total loans	$50,539	$52,113	$(1,574)	(3)%
On a period-end basis, total loans decreased $1.6 billion to $50.5 billion at December 31, 2024, compared to $52.1 billion at December 31, 2023. The $1.4 billion decrease in real estate construction loans was primarily in the Commercial Real Estate line of business and reflected expected paydowns from a higher pace of refinancing or sale of projects.
Average Loans

(in millions)				Percent Change
Years Ended December 31	2024	2023	Change
Average Loans By Loan Type:
Commercial loans	$26,278	$30,009	$(3,731)	(12)%
Real estate construction loans	4,422	4,041	381	9
Commercial mortgage loans	14,260	13,697	563	4
Lease financing	791	776	15	2
International loans	1,069	1,226	(157)	(13)
Residential mortgage loans	1,902	1,877	25	1
Consumer loans:
Home equity	1,787	1,775	12	1
Other consumer	470	502	(32)	(6)
Total consumer loans	2,257	2,277	(20)	(1)
Total loans	$50,979	$53,903	$(2,924)	(5)%

(in millions)				Percent Change
Years Ended December 31	2024	2023	Change
Average Loans By Business Line:
General Middle Market	$11,503	$12,568	$(1,065)	(8)%
National Dealer Services	5,623	5,775	(152)	(3)
Environmental Services	2,519	2,366	153	6
Equity Fund Services	1,753	3,001	(1,248)	(42)
Energy	1,402	1,480	(78)	(5)
Entertainment	1,144	1,153	(9)	(1)
Technology and Life Sciences	716	865	(149)	(17)
Total Middle Market	24,660	27,208	(2,548)	(9)
Commercial Real Estate	10,329	9,085	1,244	14
Corporate Banking	5,438	6,044	(606)	(10)
Business Banking	3,140	3,150	(10)	—
Mortgage Banker Finance	17	945	(928)	(98)
Total Commercial Bank	43,584	46,432	(2,848)	(6)
Total Retail Bank	2,335	2,237	98	4
Total Wealth Management	5,050	5,232	(182)	(3)
Total Finance and Other	10	2	8	n/m
Total loans	$50,979	$53,903	$(2,924)	(5)%
n/m - not meaningful
Average total loans decreased $2.9 billion to $51.0 billion in 2024, compared to $53.9 billion in 2023. Middle Market business lines, which generally serve customers with annual revenue between $30 million and $500 million, decreased by $2.5 billion, including a $1.2 billion decrease in Equity Fund Services and a $1.1 billion decrease in general Middle Market. Mortgage Banker Finance, which provided short-term, revolving lines of credit to mortgage banking companies, decreased by $928 million, reflecting the Corporation's strategic exit from this line of business. Corporate Banking, which generally serves customers with revenue over $500 million, declined $606 million. These decreases were partially offset by a $1.2 billion increase in Commercial Real Estate, which generally serves real estate developers and investors.

Investment Securities

(in millions)				Percent Change
December 31	2024	2023	Change
U.S. Treasury securities	$1,277	$1,605	$(328)	(20)%
Residential mortgage-backed securities (a)	9,076	10,519	(1,443)	(14)
Commercial mortgage-backed securities (a)	4,692	4,745	(53)	(1)
Total investment securities	$15,045	$16,869	$(1,824)	(11)%
(a)Issued and/or guaranteed by U.S. government agencies or U.S. government-sponsored enterprises.
On a period-end basis, investment securities were $15.0 billion at December 31, 2024, a decrease of $1.8 billion from $16.9 billion at December 31, 2023, due to paydowns of mortgage-backed securities, maturities of Treasury securities and an increase in unrealized losses, from $2.7 billion at December 31, 2023 to $2.9 billion at December 31, 2024. At December 31, 2024, the effective duration of the Corporation's securities portfolio was approximately 5.8 years. On an average basis, investment securities decreased $1.6 billion to $15.8 billion in 2024, compared to $17.4 billion in 2023, reflecting paydowns of mortgage-backed securities and maturities of Treasury securities, partially offset by a decline in average unrealized losses.

(weighted average yield) (a)	U.S. Treasury securities	Residential mortgage-backed securities (b)	Commercial mortgage-backed securities (b)	Total investment securities
December 31, 2024
Maturity (c)
Within 1 year	3.87%	2.60%	—%	3.85%
1-5 Years	4.28	2.10	2.66	3.83
5-10 Years	—	2.02	2.98	2.96
After 10 Years	—	1.95	—	1.95
Total	4.18%	1.95%	2.96%	2.41%
Weighted Average Maturity (years)	1.6	25.5	7.0	18.4
(a)Weighted average yields are calculated on the basis of yield to maturity based on the carrying value of each debt security, aggregated by type and agency.
(b)Issued and/or guaranteed by U.S. government agencies or U.S. government-sponsored enterprises.
(c)Based on final contractual maturity.
Interest-Bearing Deposits with Banks and Other Short-Term Investments
Interest-bearing deposits with banks, which are mostly used to manage liquidity requirements of the Corporation, primarily include deposits with the FRB and also include deposits with banks in developed countries or international banking facilities of foreign banks located in the United States. On a period-end basis, interest-bearing deposits with banks decreased $2.1 billion to $6.0 billion at December 31, 2024. On an average basis, interest-bearing deposits with banks decreased $1.5 billion to $6.0 billion in 2024.
Other short-term investments include federal funds sold, trading securities, money market investments and loans held-for-sale. Substantially all trading securities are deferred compensation plan assets. Loans held-for-sale include variable-rate demand notes for which the Corporation has purchased the underlying bonds as well as residential mortgage loans originated with management's intention to sell and, from time to time, other loans that are transferred to held-for-sale. On a period-end basis, other short-term investments decreased $24 million to $375 million at December 31, 2024, driven by declines in deferred compensation plan assets and variable-rate demand notes. On an average basis, other short-term investments increased $37 million to $376 million in 2024.
Deposits and Borrowed Funds
Period-End Deposits and Borrowed Funds

(in millions)				Percent Change
Years Ended December 31	2024	2023	Change
Noninterest-bearing deposits	$24,425	$27,849	$(3,424)	(12)%
Money market and interest-bearing checking deposits	32,714	28,246	4,468	16
Savings deposits	2,138	2,381	(243)	(10)
Customer certificates of deposit	3,450	3,723	(273)	(7)
Other time deposits	1,052	4,550	(3,498)	(77)
Foreign office time deposits	32	13	19	n/m
Total deposits	$63,811	$66,762	$(2,951)	(4)%
Short-term borrowings	$—	$3,565	$(3,565)	n/m
Medium- and long-term debt	6,673	6,206	467	8
Total borrowed funds	$6,673	$9,771	$(3,098)	(32)%
n/m - not meaningful
On a period-end basis, total deposits decreased $3.0 billion to $63.8 billion at December 31, 2024, compared to $66.8 billion at December 31, 2023, reflecting a decrease of $3.4 billion in noninterest-bearing deposits, partially offset by a $473 million increase in interest-bearing deposits.
Uninsured deposits are defined as the portion of deposit accounts in U.S. offices that exceed the FDIC insurance limit and amounts in any other uninsured investment or deposit account that are classified as deposits and are not subject to any federal or state deposit insurance regimes. Total uninsured deposits were $33.4 billion and $31.5 billion at December 31, 2024 and 2023, respectively, as calculated per regulatory guidance. The portion of domestic time deposits in excess of insurance limits was $953 million and $797 million at December 31, 2024 and 2023, respectively. Time deposits otherwise uninsured, which consist of foreign office time deposits that mature in three months or less, totaled $32 million at December 31, 2024, compared to $13 million at December 31, 2023.

On a period-end basis, the Corporation had no short-term borrowings at December 31, 2024, compared to $3.6 billion of short-term borrowings at December 31, 2023. On a period-end basis, total medium- and long-term debt totaled $6.7 billion at December 31, 2024, an increase of $467 million from $6.2 billion at December 31, 2023. The Corporation uses medium- and long-term debt, which includes medium- and long-term senior notes, subordinated notes and FHLB advances, to provide funding for earning assets, liquidity and regulatory capital.
Average Deposits and Borrowed Funds

(in millions)				Percent Change
Years Ended December 31	2024	2023	Change
Noninterest-bearing deposits	$25,082	$30,882	$(5,800)	(19)%
Money market and interest-bearing checking deposits	30,203	26,054	4,149	16
Savings deposits	2,243	2,774	(531)	(19)
Customer certificates of deposit	3,733	2,708	1,025	38
Other time deposits	2,617	3,577	(960)	(27)
Foreign office time deposits	23	23	—	—
Total deposits	$63,901	$66,018	$(2,117)	(3)%
Short-term borrowings	$837	$7,218	$(6,381)	(88)
Medium- and long-term debt	6,882	5,847	1,035	18
Total borrowed funds	$7,719	$13,065	$(5,346)	n/m
n/m - not meaningful

(in millions)				Percent Change
Years Ended December 31,	2024	2023	Change
Average Deposits By Business Line:
General Middle Market	$17,259	$16,962	$297	2%
Technology and Life Sciences	3,001	3,607	(606)	(17)
Equity Fund Services	904	976	(72)	(7)
National Dealer Services	864	1,022	(158)	(15)
Environmental Services	381	361	20	5
Energy	364	574	(210)	(37)
Entertainment	345	268	77	29
Total Middle Market	23,118	23,770	(652)	(3)
Corporate Banking	4,067	3,788	279	7
Business Banking	3,511	3,569	(58)	(2)
Commercial Real Estate	1,550	1,582	(32)	(2)
Mortgage Banker Finance	18	310	(292)	(94)
Total Commercial Bank	32,264	33,019	(755)	(2)
Total Retail Bank	24,292	24,363	(71)	—
Total Wealth Management	3,894	4,130	(236)	(6)
Total Finance and Other	3,451	4,506	(1,055)	(23)
Total deposits	$63,901	$66,018	$(2,117)	(3)%
Average deposits decreased $2.1 billion to $63.9 billion in 2024, compared to $66.0 billion in 2023, reflecting a $5.8 billion decrease in noninterest-bearing deposits, partially offset by a $3.7 billion increase in interest-bearing deposits. The decline in noninterest-bearing deposits mostly reflected customer responsiveness to a higher rate environment, while the increase in interest-bearing deposits was primarily due to increases in money market and interest-bearing checking deposits and customer certificates of deposit, partially offset by a decline in brokered time deposits.
Average short-term borrowings decreased by $6.4 billion to $837 million in 2024, compared to $7.2 billion in 2023, driven by a decline in short-term FHLB advances. Average medium- and long-term debt increased $1.0 billion to $6.9 billion in 2024, compared to $5.8 billion in 2023, driven by an increase in longer-term FHLB advances and the issuance of $1.0 billion in senior notes in January 2024, partially offset by a $500 million senior note maturity in July 2024. Further information on medium- and long-term debt is provided in Note 12 to the consolidated financial statements.
Capital
Total shareholders' equity increased $137 million to $6.5 billion at December 31, 2024, compared to $6.4 billion at December 31, 2023. The following table presents a summary of changes in total shareholders' equity in 2024.

(in millions)
Balance at January 1, 2024		$6,406
Cumulative effect of change in accounting principle (a)		(4)
Net income		698
Cash dividends declared on common stock		(376)
Cash dividends declared on preferred stock		(23)
Purchase of common stock		(100)
Other comprehensive (loss) income, net of tax:
Investment securities	$(154)
Cash flow hedges	9
Defined benefit and other postretirement plans	32
Total other comprehensive loss, net of tax		(113)
Net issuance of common stock under employee stock plans		1
Share-based compensation		54
Balance at December 31, 2024		$6,543
(a) Effective January 1, 2024, the Corporation adopted ASU 2023-02, which expanded the permitted use of the proportional amortization method to certain tax credit investments.
The following table summarizes the Corporation’s repurchase activity for the year ended December 31, 2024.

(shares in thousands)	Total Number of Shares Purchased as Part of Publicly Announced Repurchase Plans or Programs	Remaining Share Repurchase Authorization (a)	Total Number of Shares Purchased (b)	Average Price Paid Per Share
First Quarter 2024	—	4,997	19	$50.95
Second Quarter 2024	—	4,997	2	54.32
Third Quarter 2024	—	4,997	2	51.21
Fourth Quarter 2024	1,499	13,498	1,502	63.49
Total 2024	1,499	13,498	1,525	63.30
(a) Maximum number of shares that may be repurchased under the publicly announced plans or programs.
(b) Consists of approximately 26,000 shares purchased related to deferred compensation plans during the year ended December 31, 2024 and is not considered part of the Corporation's repurchase program.
In October 2024, the Corporation resumed repurchasing its common shares under its previously established share repurchase plan by entering an accelerated share repurchase agreement to repurchase $100 million of its common stock, which was completed in the fourth quarter of 2024. In January 2025, the Corporation announced that it intended to repurchase $50 million of common stock during the first quarter of 2025, and on February 3, 2025, the Corporation entered into an Accelerated Share Repurchase transaction (ASR) to repurchase $50 million of common stock. Under the terms of the ASR agreement, the Corporation received an initial delivery of common shares representing approximately 80% of the expected total to be repurchased. Subject to certain adjustments pursuant to the ASR agreement, the final number of shares repurchased and delivered under the ASR agreement will be based on the volume weighted average share price of Comerica’s common stock during the term of the transaction, which is expected to be completed in the first quarter of 2025.
Since the inception of the share repurchase program in 2010, a total of 107.2 million shares have been authorized for repurchase. There is no expiration date for the share repurchase program, which may be effectuated through open market repurchases, privately negotiated transactions, structured repurchase agreements with third parties and/or otherwise, including utilizing Rule 10b5-1 plans. The timing and actual amount of additional share repurchases are subject to various factors, including the Corporation's earnings generation, capital needs to fund future loan growth and market conditions.
The Corporation has a long-term CET1 capital ratio target of approximately 10 percent with capital deployment. At December 31, 2024, the Corporation's CET1 capital ratio was 11.89 percent, an increase of 80 basis points compared to December 31, 2023.
The Corporation is subject to the capital adequacy standards under the Basel III regulatory framework (Basel III). This regulatory framework establishes comprehensive methodologies for calculating regulatory capital and risk-weighted assets (RWA). Basel III also requires compliance with set minimum capital ratios as well as compliance with overall capital adequacy standards.
Under Basel III, regulatory capital comprises CET1 capital, additional Tier 1 capital and Tier 2 capital. CET1 capital predominantly includes common shareholders' equity, less certain deductions for goodwill, intangible assets and deferred tax assets that arise from net operating losses and tax credit carry-forwards. Additionally, the Corporation has elected to permanently exclude capital in accumulated other comprehensive income (AOCI) related to debt classified as available-for-sale and cash flow hedges and defined benefit postretirement plans from CET1, an option available to standardized approach entities under Basel III. Tier 1 capital incrementally includes noncumulative perpetual preferred stock. Tier 2 capital includes Tier 1 capital as well as subordinated debt qualifying as Tier 2 and qualifying allowance for credit losses.
The Corporation computes RWA using the standardized approach. Under the standardized approach, RWA is generally based on supervisory risk-weightings which vary by counterparty type and asset class. Under the Basel III standardized approach, capital is required for credit risk RWA, to cover the risk of unexpected losses due to failure of a customer or counterparty to meet its financial obligations in accordance with contractual terms. If trading assets and liabilities exceed certain thresholds, capital is also required for market risk RWA to cover the risk of losses due to adverse market movements or from position-specific factors.
The following table presents the minimum ratios required under Basel III.

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
The Corporation's capital ratios exceeded minimum regulatory requirements for the periods presented as follows:

	December 31, 2024		December 31, 2023
(dollar amounts in millions)	Capital/Assets	Ratio	Capital/Assets	Ratio
Common shareholders' equity	$6,149	7.75%	$6,012	7.00%
Tangible common equity (a)	5,508	7.00	5,369	6.30
Common equity tier 1 (a)	8,667	11.89	8,414	11.09
Tier 1 risk-based (a)	9,061	12.43	8,808	11.60
Total risk-based	10,363	14.21	10,263	13.52
Leverage	9,061	11.08	8,808	10.06
Risk-weighted assets	72,903		75,901
(a) See Supplemental Financial Data section for reconciliations of non-GAAP financial measures and regulatory ratios.
At December 31, 2024, the Corporation and its U.S. banking subsidiaries exceeded the capital ratios required for an institution to be considered “well capitalized” by the standards developed under the Federal Deposit Insurance Corporation Improvement Act of 1991. Refer to Note 20 to the consolidated financial statements for further discussion of regulatory capital requirements, capital ratio calculations and restrictions on the ability of the Corporation's banking subsidiaries to transfer assets to the Corporation.
Common shareholders' equity included $3.2 billion in accumulated other comprehensive losses, with approximately $2.4 billion of such losses relating to balances recorded in total assets, comprised of valuation adjustments to available-for-sale securities and pension assets, as well as related deferred tax assets. These amounts impacted the common shareholders' equity ratio by 365 basis points; the impact on the tangible common equity ratio using the same calculation method was 370 basis points. Average common shareholders' equity and return on average common shareholders' equity for the year ended December 31, 2024 was $6.0 billion and 11.23%, respectively, compared to $5.2 billion and 16.50%, respectively, for the year ended December 31, 2023.
Total shareholders' equity included $394 million of fixed-rate reset non-cumulative perpetual preferred stock at both December 31, 2024 and December 31, 2023, which was issued in May 2020. The dividend rate is scheduled to reset on any outstanding shares of preferred stock in October 2025. See Note 13 to the consolidated financial statements for further information about the terms of preferred stock.
Basel III Endgame Framework
On July 27, 2023, the federal banking agencies issued a notice of proposed rulemaking, commonly referred to as Basel III Endgame (the Capital Proposal) that would significantly increase the capital requirements applicable to large banking organizations with total assets of $100 billion or more. The Capital Proposal would align the regulatory capital calculation and the calculation of risk-weighted assets across large banking organizations subject to the Capital Proposal and require Category III and IV banking organizations to include most components of AOCI, including net unrealized gains and losses on available-for-sale securities, in their regulatory capital ratios. The Capital Proposal was subject to a public comment period, which ended on January 16, 2024. If adopted as proposed, the Capital Proposal would include a three-year transition period beginning July 1, 2025. As of December 31, 2024, the Corporation had total assets of $79.3 billion. While the Capital Proposal would not apply to the Corporation as it is currently proposed, if the Corporation becomes subject to the requirements of the Capital Proposal in the future or becomes subject to any other new laws or regulations related to capital and liquidity, such requirements could limit the Corporation’s ability to pay dividends or make share repurchases or require the Corporation to reduce business levels or to raise capital, which would have a material adverse effect on the Corporation’s financial condition and results of operations. If subject to the Capital Proposal, the estimated impact related to proposed inclusion of most components of AOCI would be an approximate 345 basis point decrease to common equity tier-1 capital as of December 31, 2024.

RISK MANAGEMENT
The Corporation assumes various types of risk as a result of conducting business in the normal course. The Corporation's enterprise risk management framework provides a process for identifying, measuring, controlling and managing these risks. This framework incorporates a risk assessment process, a collection of risk committees that manage the Corporation's major risk elements and a risk appetite statement that outlines the levels and types of risks the Corporation accepts. The Corporation continuously enhances its enterprise risk framework with additional processes, tools and systems designed to not only provide management with deeper insight into the various existing and emerging risks in accordance with its appetite for risk, but also improve the Corporation's ability to control those such risks and ensure that appropriate consideration is received for the risks taken.
The Corporation’s front line employees, the first line of defense, are responsible for the day-to-day management and ownership of risks, including the identification, assessment, measurement and control of risks encountered as a part of the normal course of business. Each of the major risk categories are further monitored and measured by specialized risk managers in the second line of defense within the Enterprise Risk Division, who provide oversight as well as independent and effective challenge and guidance for the risk management activities of the organization. The Enterprise Risk Division, led by the Chief Risk Officer, is responsible for designing and managing the Corporation’s enterprise risk management framework and ensures effective risk management oversight. Risk management committees serve as a point of review and escalation for risks that may have risk interdependencies or where risk levels may be nearing the limits outlined in the Corporation’s risk appetite statement. These committees comprise senior and executive management that represent views from both the lines of business and risk management. Internal Audit, the third line of defense, monitors and assesses the overall effectiveness of the risk management framework on an ongoing basis and provides an independent, objective assessment of the Corporation’s ability to manage and control risk to management and the Audit Committee of the Board.
The Enterprise Risk and Return Committee, chaired by the Chief Risk Officer, was established by the Enterprise Risk Committee of the Board and is responsible for overseeing the risk management framework, providing oversight of the Corporation's aggregate risk position and reporting on the comprehensive portfolio of risks as well as the potential impact these risks can have on the Corporation's risk profile and resulting capital level. Capital provides the primary buffer for risk and also serves as a measuring tool when evaluating risk. The Enterprise Risk and Return Committee is principally composed of senior officers and executives representing the different risk areas and business units who are appointed by the Chairman and Chief Executive Officer of the Corporation.
The Board's Enterprise Risk Committee meets quarterly and is chartered to assist the Board in promoting the best interests of the Corporation by overseeing policies and risk practices relating to enterprise-wide risk and ensuring compliance with bank regulatory obligations. Members of the Enterprise Risk Committee are selected such that the committee comprises individuals whose experiences and qualifications can lead to broad and informed views on risks facing the Corporation and the financial services industry in general. These include, but are not limited to, existing and emerging risk matters related to credit, market, liquidity, operational, technology, compliance and strategic conditions. A comprehensive risk report is submitted to the Enterprise Risk Committee each quarter providing management's view of the Corporation's aggregate risk position.
A discussion and analysis of each of the main categories of risk the Corporation faces is set forth below.

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
The Credit Division manages credit policy and provides the resources to manage the line of business transactional credit risk, assuring that all exposure is risk rated according to the requirements of the Corporation's credit risk rating policy and providing business segment reporting support as necessary. The Enterprise Risk Division provides a credible and well-documented challenge of overall portfolio credit risk, and other credit-related attributes of the Corporation's loan portfolios, with a particular emphasis on all attendant modeled results. The Corporation's Asset Quality Review function, a division of Internal Audit, audits the accuracy of internal risk ratings that are assigned by the lending and credit groups. The Special Assets Group is responsible for managing the recovery process on distressed or defaulted loans and loan sales.
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

December 31,	2024	2023
Allowance for credit losses as a percentage of total loans	1.44%	1.40%
Allowance for credit losses as a multiple of total nonaccrual loans	2.4x	4.1x
Allowance for credit losses as a multiple of total nonperforming loans	2.4x	4.1x
Higher criticized and nonperforming loans, partially offset by improved economic forecasts and reduced levels of uncertainty incorporated into the estimate, contributed to an overall higher allowance for credit losses to total loans ratio as of December 31, 2024 compared to December 31, 2023. A decrease in loan balances in combination with the factors above resulted in the allowance for credit losses remaining relatively stable at $725 million at December 31, 2024, compared to $728 million as of December 31, 2023.
Key credit metrics remained below historical levels at December 31, 2024, with some normalization in trends in 2024 leading to higher criticized loans and nonperforming assets than in 2023. Criticized loan balances increased 5% at December 31, 2024 from December 31, 2023, while nonperforming assets increased to $308 million from $178 million over the same period. Net charge-offs as a percentage of average loans remained low for 2024 at 10 basis points. These portfolio trends were impacted by persistent inflation and elevated interest rates that continued to pressure customer profitability and debt service ratios.
In isolation, slight improvements in economic forecasts contributed to a partial reduction to the allowance for credit losses to total loans ratio as of December 31, 2024, compared to December 31, 2023. At December 31, 2024, forecasts reflected a more stabilized economic outlook compared to the December 31, 2023 forecasts, with less volatility over the reasonable and supportable period and a return to normalized levels for key economic variables. Specifically, the two-year forecast at December 31, 2024 reflected improved Gross Domestic Product (GDP) growth, relatively flat unemployment trends, more normalized oil prices and bond spreads indicative of lower credit risk in the market.
The allowance for credit losses incorporates risks not captured in the underlying model, primarily forecast risk. In management’s view, forecast risk at December 31, 2024 was lower than at December 31, 2023 due to a tightening of the economic scenarios, signaling an overall decrease in uncertainty. Uncertainties considered by management at December 31, 2024 focused on portfolios with incremental monitoring, such as leveraged, senior housing and automotive production loans.
The economic forecasts informing the current expected credit loss (CECL) model continue to reflect the cumulative lagged effects of the FRB's tight monetary policy between 2022 and 2024 that are weighing on the real economy, as well as several years of elevated inflation that largely depleted the excess savings that households accumulated during the pandemic. Energy prices are projected to level off amid crosswinds from the Russia-Ukraine and Middle East conflicts, rising U.S. crude production and weak demand from China and other major foreign economies. Residential real estate prices are generally stronger than commercial real estate property prices, which face continued headwinds from the long and variable lags by which the FRB's tighter monetary policy affect real asset prices and an overhang of office space supply.
A reversion to trend after the boost from expansionary fiscal policy fades is expected to contribute to a moderation of economic growth in 2025 and 2026. Price pressures are forecasted to continue to revert toward to pre-pandemic norms as the modest margin of slack which opened in the economy's productive capacity in 2024 cools pricing power. The FRB is expected to gradually normalize its monetary stance but not return interest rates to their pre-crisis levels.

These factors shaped the two-year reasonable and supportable forecast used by the Corporation in its CECL estimate at December 31, 2024. The U.S. economy is projected to grow at a below-trend rate through 2025 before gradually normalizing to its trend growth rate. The unemployment rate is forecasted to move somewhat higher as private hiring remains subdued. Forecasts for other key economic variables are generally consistent with those of GDP and unemployment rate, while interest rate forecasts reflect market expectations and recent guidance from the FRB. The following table summarizes select economic variables representative of the economic forecasts used to develop the allowance for credit losses estimate at December 31, 2024.

Economic Variable	Base Forecast
Real GDP growth	Growth slows to 1.6 percent in the first quarter of 2025 before recovering to approximately 2.0 percent by the end of the forecast period.
Unemployment rate	Remains between 4.2 and 4.4 percent over the forecast period.
Corporate BBB bond to 10-year Treasury bond spreads	Spread gradually widens to 2.2 percent by the end of the forecast period.
Oil Prices	Prices generally remain close to $70 per barrel throughout the forecast period.
Due to the high degree of uncertainty regarding recessionary risks, persistent inflation, continued elevated interest rates and other tail risks to the outlook, management considered other economic scenarios to make appropriate qualitative adjustments for certain sectors of its lending portfolio, including more benign as well as more severe scenarios.
Refer to Note 1 to the consolidated financial statements for a discussion of the methodology used in the determination of the allowance for credit losses.
Allowance for Loan Losses
The allowance for loan losses represents management’s estimates of current expected credit losses in the Corporation’s loan portfolio. The allowance for loan losses increased $2 million to $690 million at December 31, 2024, compared to $688 million at December 31, 2023.
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
Allowance for Credit Losses on Lending-Related Commitments
The allowance for credit losses on lending-related commitments estimates current expected credit losses on collective pools of letters of credit and unused commitments to extend credit based on reserve factors, determined in a manner similar to business loans, multiplied by a probability of draw estimate based on historical experience and credit risk, applied to commitment amounts. The allowance for credit losses on lending-related commitments totaled $35 million and $40 million at December 31, 2024 and December 31, 2023, respectively.

Analysis of the Allowance for Credit Losses
The table below details net charge-offs (recoveries) as a percentage of average loans by loan category.

	2024		2023		2022
(dollar amounts in millions)	Net Loan Charge-Offs (Recoveries)	Net Charge-Offs (Recoveries) Ratio (a)	Net Loan Charge-Offs (Recoveries)	Net Charge-Offs (Recoveries) Ratio (a)	Net Loan Charge-Offs (Recoveries)	Net Charge-Offs (Recoveries) Ratio (a)
Commercial	$40	0.15%	$9	0.03%	$18	0.06%
Commercial mortgage	13	0.09	(1)	(0.01)	—	—
Lease financing	4	0.51	—	—	—	—
International	(5)	(0.47)	13	1.06	—	—
Residential mortgage	—	—	—	—	(1)	(0.03)
Consumer	—	—	1	0.04	—	—
Total loans	$52	0.10%	$22	0.04%	$17	0.03%
(a)Net charge-offs (recoveries) as a percentage of related average loans outstanding.
Net loan charge-offs totaled $52 million for the year ended December 31, 2024, a $30 million increase from net loan charge-offs of $22 million for the year ended December 31, 2023. See "Provision for Credit Losses" in the "Results of Operations" section of this financial review for more information about net loan charge-offs.
Allocation of the Allowance for Credit Losses

	2024			2023
(dollar amounts in millions)	Allocated Allowance	Allowance Ratio (a)	% (b)	Allocated Allowance	Allowance Ratio (a)	% (b)
December 31,
Allowance for loan losses
Business loans
Commercial	$315	1.19%	52%	$303	1.11%	52%
Real estate construction	35	0.95	7	71	1.39	10
Commercial mortgage	257	1.78	29	226	1.66	26
Lease financing	13	1.75	1	12	1.44	2
International	5	0.56	2	8	0.71	2
Total business loans	625	1.35	91	620	1.29	92
Retail loans
Residential mortgage	25	1.31	4	28	1.50	4
Consumer	40	1.76	5	40	1.74	4
Total retail loans	65	1.55	9	68	1.63	8
Total loans	690	1.37%	100%	$688	1.32%	100%
Allowance for credit losses on lending-related commitments
Business commitments	28			31
Retail commitments	7			9
Total commitments	35			40
Allowance for credit losses	$725	1.44%		$728	1.40%
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

The following table presents a summary of nonperforming assets and past due loans.
Summary of Nonperforming Assets and Past Due Loans

(dollar amounts in millions)
December 31	2024	2023
Total nonperforming loans and nonperforming assets	$308	$178
Nonaccrual loans as a percentage of total loans	0.61%	0.34%
Nonperforming loans as a percentage of total loans	0.61	0.34
Nonperforming assets as a percentage of total loans and foreclosed property	0.61	0.34
Loans past due 90 days or more and still accruing	$44	$20
Nonperforming assets increased $130 million to $308 million at December 31, 2024, from $178 million at December 31, 2023. The increase in nonperforming assets primarily reflected increases of $106 million in nonaccrual business loans and $24 million in nonaccrual retail loans. Nonperforming loans were 0.61 percent of total loans at December 31, 2024, compared to 0.34 percent at December 31, 2023. For further information regarding the composition of nonaccrual loans, refer to Note 4 to the consolidated financial statements.
The following table presents a summary of changes in nonaccrual loans.

(in millions)
Years Ended December 31	2024	2023
Balance at beginning of period	$178	$240
Loans transferred to nonaccrual (a)	280	94
Nonaccrual loan gross charge-offs	(95)	(62)
Loans transferred to accrual status (a)	(7)	(14)
Nonaccrual loans sold	(29)	(5)
Payments/other (b)	(19)	(75)
Balance at end of period	$308	$178
(a)Based on an analysis of nonaccrual loans with book balances greater than $2 million.
(b)Includes net changes related to nonaccrual loans with balances less than or equal to $2 million, payments on nonaccrual loans with book balances greater than $2 million and transfers of nonaccrual loans to foreclosed property.
There were 27 borrowers with a balance greater than $2 million, totaling $280 million, transferred to nonaccrual status in 2024, an increase of 11 borrowers compared to 16 borrowers totaling $94 million in 2023. For further information about the composition of loans transferred to nonaccrual status during 2024, refer to the nonaccrual information by industry category table below.
The following table presents the composition of nonaccrual loans by balance and the related number of borrowers at December 31, 2024 and 2023.

	2024		2023
(dollar amounts in millions)	Number of Borrowers	Balance	Number of Borrowers	Balance
Under $2 million	490	$68	457	$50
$2 million - $5 million	18	64	11	35
$5 million - $10 million	5	33	5	35
$10 million - $25 million	6	112	4	58
Greater than $25 million	1	31	—	—
Total	520	$308	477	$178

The following table presents a summary of nonaccrual loans at December 31, 2024 and loans transferred to nonaccrual and net loan charge-offs (recoveries) for the year ended December 31, 2024, based on North American Industry Classification System categories.

	December 31, 2024		Year Ended December 31, 2024
(dollar amounts in millions)	Nonaccrual Loans		Loans Transferred to Nonaccrual (a)		Net Loan Charge-Offs (Recoveries)
Industry Category
Real Estate & Home Builders	$68	22%	$43	15%	$3	6%
Health Care & Social Assistance	48	16	57	20	10	19
Residential Mortgage	37	12	11	4	—	—
Information & Communication	37	12	35	13	6	12
Manufacturing	26	9	32	11	7	13
Retail Trade	22	6	42	16	22	43
Utilities	16	5	17	6	—	—
Services	10	3	15	5	6	12
Wholesale Trade	7	2	11	4	8	15
Arts, Entertainment & Recreation	5	2	—	—	—	—
Management of Companies and Enterprises	3	1	—	—	—	—
Mining, Quarrying and Oil & Gas Extraction	—	—	—	—	(10)	(20)
Other (b)	29	10	17	6	—	—
Total	$308	100%	$280	100%	$52	100%
(a)Based on an analysis of nonaccrual loans with book balances greater than $2 million.
(b)Other category includes other industry categories with smaller impacts, as well as consumer, excluding residential mortgage and certain personal purpose nonaccrual loans and net charge-offs.
Loans past due 90 days or more and still accruing interest generally represent loans that are well-collateralized and in the process of collection. Loans past due 90 days or more increased $24 million to $44 million at December 31, 2024, compared to $20 million at December 31, 2023. Loans past due 30-89 days increased $21 million to $219 million at December 31, 2024, compared to $198 million at December 31, 2023. Loans past due 30 days or more and still accruing interest as a percentage of total loans were 0.52 percent and 0.42 percent at December 31, 2024 and December 31, 2023, respectively. An aging analysis of loans included in Note 4 to the consolidated financial statements provides further information about the balances comprising past due loans.
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

(dollar amounts in millions)
December 31	2024	2023
Total criticized loans	$2,530	$2,405
As a percentage of total loans	5.0%	4.6%
The $125 million increase in criticized loans during the year ended December 31, 2024 was primarily driven by Corporate Banking, partially offset by a decrease in general Middle Market.
For further information regarding the Corporation's nonperforming assets policies, refer to Notes 1 and 4 to the consolidated financial statements.
Concentrations of Credit Risk
Concentrations of credit risk may exist when a number of borrowers are engaged in similar activities, or activities in the same geographic region, and have similar economic characteristics that would cause them to be similarly impacted by changes in economic or other conditions. The Corporation has concentrations of credit risk with the commercial real estate and automotive industries. All other industry concentrations, as defined by management, individually represented less than 10 percent of total loans at December 31, 2024.

Commercial Real Estate Lending
At December 31, 2024, the Corporation's commercial real estate portfolio represented 36 percent of total loans. The following table summarizes the Corporation's commercial real estate loan portfolio by loan category.

	December 31, 2024			December 31, 2023
(in millions)	Commercial Real Estate business line (a)	Other (b)	Total	Commercial Real Estate business line (a)	Other (b)	Total
Real estate construction loans	$3,358	$322	$3,680	$4,570	$513	$5,083
Commercial mortgage loans	6,044	8,449	14,493	4,727	8,959	13,686
Total commercial real estate	$9,402	$8,771	$18,173	$9,297	$9,472	$18,769
(a)Primarily loans to real estate developers.
(b)Primarily loans secured by owner-occupied real estate.
The Corporation limits risk inherent in its commercial real estate lending activities by monitoring borrowers directly involved in the commercial real estate markets and adhering to conservative policies on loan-to-value ratios for such loans, which are based on third-party appraisals that are performed at the time of origination in accordance with regulatory requirements as well as generally at the time of renewal. Per Interagency guidelines, the Corporation may also require an updated appraisal or valuation when economic, financial or market conditions may have resulted in deterioration of the prior appraisal's property value conclusions. Commercial real estate loans, consisting of real estate construction and commercial mortgage loans, totaled $18.2 billion at December 31, 2024. Commercial real estate loans made to borrowers in the Commercial Real Estate business line, which includes loans to real estate developers, totaled $9.4 billion, or 52 percent of total commercial real estate loans, an increase of $105 million compared to December 31, 2023.
The Commercial Real Estate business line at December 31, 2024 was predominantly secured by multi-family and industrial properties, comprising 48 percent and 29 percent of the portfolio, respectively, with only 4 percent secured by office properties. Commercial real estate loans in other business lines totaled $8.8 billion, or 48 percent of total commercial real estate loans, at December 31, 2024, a decrease of $701 million compared to December 31, 2023. These loans consisted primarily of owner-occupied commercial mortgages, which bear credit characteristics similar to non-commercial real estate business loans. Generally, loans previously reported as real estate construction are classified as commercial mortgage loans upon receipt of a certificate of occupancy.
The real estate construction loan portfolio primarily contains loans made to long-tenured customers with satisfactory completion experience. Criticized real estate construction loans in the Commercial Real Estate business line totaled $36 million at December 31, 2024 compared to $86 million at December 31, 2023. In other business lines, criticized real estate construction loans totaled $2 million at December 31, 2024, compared to $12 million at December 31, 2023. There were no real estate construction loan net charge-offs in the years ended December 31, 2024 and 2023.
Commercial mortgage loans are loans where the primary collateral is a lien on any real property and are primarily loans secured by owner-occupied real estate. Real property is generally considered primary collateral if the value of that collateral represents more than 50 percent of the commitment at loan approval. Loans in the commercial mortgage portfolio generally mature within three to five years. Criticized commercial mortgage loans in the Commercial Real Estate business line totaled $379 million and $378 million at December 31, 2024 and 2023, respectively. In other business lines, $694 million and $395 million of commercial mortgage loans were criticized at December 31, 2024 and 2023, respectively, with the increase primarily in senior housing properties, largely maintained in the Corporate Banking line of business. Senior housing loans totaled $658 million at December 31, 2024, of which 57% were criticized, compared to $796 million at December 31, 2023, of which 11% were criticized. Commercial mortgage loan net charge-offs were $13 million in 2024, compared to net recoveries of $1 million in 2023.
Automotive Lending - Dealer:
The following table presents a summary of dealer loans.

	December 31, 2024		December 31, 2023
(in millions)	Loans Outstanding	Percent of Total Loans	Loans Outstanding	Percent of Total Loans
Dealer:
Floor plan	$2,279		$2,313
Other	3,234		3,878
Total dealer	$5,513	10.9%	$6,191	11.9%

Substantially all dealer loans are in the National Dealer Services business line and primarily include floor plan financing and other loans to automotive dealerships. Floor plan loans, included in commercial loans in the Consolidated Balance Sheets, totaled $2.3 billion at December 31, 2024, a decrease of $34 million compared to $2.3 billion at December 31, 2023. At December 31, 2024 and 2023, other loans in the National Dealer Services business line totaled $3.2 billion and $3.9 billion, respectively, including $1.8 billion and $2.2 billion of owner-occupied commercial real estate mortgage loans, respectively.
There were no nonaccrual dealer loans at December 31, 2024, and 2023. Additionally, there were no net charge-offs of dealer loans in either of the years ended December 31, 2024 and 2023.
Automotive Lending- Production:
The following table presents a summary of loans to borrowers involved with automotive production.

	December 31, 2024		December 31, 2023
	Loans Outstanding	Percent of Total Loans	Loans Outstanding	Percent of Total Loans
(in millions)
Production:
Domestic	$499		$591
Foreign	265		257
Total production	$764	1.5%	$848	1.6%
Loans to borrowers involved with automotive production, primarily Tier 1 and Tier 2 suppliers, totaled $764 million at December 31, 2024 and $848 million at December 31, 2023. These borrowers have faced, and could face in the future, financial difficulties due to disruptions in auto production, issues with supply chains and logistics operations and impacts resulting from labor union strikes. As such, management continues to monitor this portfolio.
There were no nonaccrual loans to borrowers involved with automotive production at December 31, 2024, compared to $17 million at December 31, 2023. Automotive production loan net recoveries totaled $1 million for the year ended December 31, 2024, compared to net charge-offs of $7 million for the year ended December 31, 2023.
For further information regarding significant group concentrations of credit risk, refer to Note 5 to the consolidated financial statements.
Residential Real Estate Lending
At December 31, 2024, residential real estate loans represented 7 percent of total loans. The following table summarizes the Corporation's residential mortgage and home equity loan portfolios by geographic market.

	December 31, 2024				December 31, 2023
(dollar amounts in millions)	Residential Mortgage Loans	Percent of Total	Home Equity Loans	Percent of Total	Residential Mortgage Loans	Percent of Total	Home Equity Loans	Percent of Total
Geographic market:
Michigan	$576	30%	$420	23%	$548	29%	$444	25%
California	889	46	931	52	871	46	911	51
Texas	273	14	365	20	272	14	351	20
Other Markets	191	10	86	5	198	11	86	4
Total	$1,929	100%	$1,802	100%	$1,889	100%	$1,792	100%
Residential real estate loans, which consist of traditional residential mortgages and home equity loans and lines of credit, totaled $3.7 billion at December 31, 2024. The residential real estate portfolio is principally located within the Corporation's primary geographic markets. Substantially all residential real estate loans past due 90 days or more are placed on nonaccrual status, and substantially all junior lien home equity loans that are current or less than 90 days past due are placed on nonaccrual status if full collection of the senior position is in doubt. At no later than 180 days past due, such loans are charged off to current appraised values less costs to sell.
Residential mortgages totaled $1.9 billion at December 31, 2024, and were primarily larger, variable-rate mortgages originated and retained for certain private banking relationship customers. Of the $1.9 billion of residential mortgage loans outstanding, $37 million were on nonaccrual status at December 31, 2024, an increase of $18 million compared to December 31, 2023. The home equity portfolio totaled $1.8 billion at December 31, 2024, of which 95 percent were outstanding under primarily variable-rate, interest-only home equity lines of credit and 5 percent were in amortizing status. Of the $1.8 billion of home equity loans outstanding, $27 million were on nonaccrual status at December 31, 2024, an increase of

$6 million compared to December 31, 2023. A majority of the home equity portfolio was secured by junior liens at December 31, 2024.
Energy Lending
The Corporation has a portfolio of Energy loans that are included entirely in commercial loans in the Consolidated Balance Sheets. Customers in the Corporation's Energy business line are engaged in exploration and production (E&P) and midstream. E&P generally includes such activities as searching for potential oil and gas fields, drilling exploratory wells and operating active wells. Commitments to E&P borrowers are generally subject to semi-annual borrowing base re-determinations based on a variety of factors including updated prices (reflecting market and competitive conditions), energy reserve levels and the impact of hedging. The midstream sector is generally involved in the transportation, storage and marketing of crude and/or refined oil and gas products. The Corporation's energy services customers provide products and services primarily to the E&P industry. Approximately 94% of loans in the Energy business line are Shared National Credits (SNC), which are facilities greater than or equal to $100 million shared by three or more federally supervised institutions, reflecting the Corporation's focus on larger middle market companies that have financing needs that generally exceed internal individual borrower credit risk limits. The Corporation seeks to develop full relationships with SNC borrowers.
The following table summarizes information about loans in the Corporation's Energy business line.

(dollar amounts in millions)	2024				2023
December 31	Outstandings		Nonaccrual	Criticized (a)	Outstandings		Nonaccrual	Criticized (a)
Exploration and production (E&P)	$1,188	80%	$—	$—	$1,070	77%	$4	$4
Midstream	298	20	—	—	312	23	—	—
Total Energy business line	$1,486	100%	$—	$—	$1,382	100%	$4	$4
(a)Includes nonaccrual loans.
Loans in the Energy business line totaled $1.5 billion, or 3 percent of total loans, at December 31, 2024, an increase of $104 million compared to December 31, 2023. Total exposure, including unused commitments to extend credit and letters of credit, was $3.5 billion (a utilization rate of 41%) and $3.3 billion (a utilization of 42 percent) at December 31, 2024 and December 31, 2023, respectively. There were no nonaccrual or criticized at Energy loans at December 31, 2024, compared to $4 million at December 31, 2023. Energy net recoveries were $10 million for the year ended December 31, 2024, compared to net recoveries of $1 million for the year ended December 31, 2023.
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
The following table summarizes information about HR C&I loans, which represented 6 percent and 5 percent of total loans at December 31, 2024 and December 31, 2023, respectively.

(in millions) December 31	2024	2023
Outstandings	$2,836	$2,814
Criticized	300	332
Net loan charge-offs recorded during the years ended December 31,	23	5

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
The Corporation performs monthly liquidity stress testing to evaluate its ability to meet funding needs in hypothetical stressed environments. Such environments cover a series of scenarios, including both idiosyncratic and market-wide in nature, which vary in terms of duration and severity. The Corporation's evaluation as of December 31, 2024 projected that sufficient sources of liquidity were available under each series of events.
In addition to assessing liquidity risk on a consolidated basis, Corporate Treasury also monitors the parent company's liquidity and has established liquidity coverage requirements for meeting expected obligations without the support of additional dividends from subsidiaries. ALCO's policy on liquidity risk management requires the parent company to maintain sufficient liquidity to meet expected cash obligations, such as debt service, dividend payments and normal operating expenses, over a period of no less than 12 months. The Corporation had liquid assets of $1.3 billion on an unconsolidated basis at December 31, 2024.
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
Interest Rate Risk
Net interest income is the primary source of revenue for the Corporation. Interest rate risk arises in the normal course of business due to differences in the repricing and cash flow characteristics of assets and liabilities, primarily through the Corporation's core business activities of extending loans and acquiring deposits. The Corporation's balance sheet is predominantly characterized by floating-rate loans funded by core deposits. Including the impact of interest rate swaps converting floating-rate loans to fixed, the Corporation's loan composition at December 31, 2024 was 56 percent fixed-rate, 34 percent overnight to 30-day rate, 7 percent 90-day and greater rates and 3 percent prime rate. The composition of the Corporation's loan portfolio creates sensitivity to interest rate movements due to the imbalance between the faster repricing of the floating-rate loan portfolio versus deposit products. In addition, the growth and/or contraction in the Corporation's loans and deposits may lead to changes in sensitivity to interest rate movements in the absence of mitigating actions. Examples of such actions are purchasing fixed-rate investment securities, which provide liquidity and act to mitigate the inherent interest rate sensitivity, as well as hedging with interest rate swaps and options. Other mitigating factors include interest rate floors on a portion of the loan portfolio.
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

Sensitivity of Net Interest Income to Changes in Interest Rates
The analysis of the impact of changes in interest rates on net interest income under various interest rate scenarios is management's principal risk management technique. Management models a base-case net interest income under an unchanged interest rate environment using a static balance sheet and generates sensitivity scenarios by changing certain model assumptions. Each scenario includes assumptions such as loan growth, investment security prepayment levels, depositor behavior and overall balance sheet mix and growth which are in line with historical patterns. Additionally, the analysis assumes that all loan hedges qualify for hedge accounting. Changes in actual economic activity may result in a materially different interest rate environment as well as a balance sheet structure that is different from the changes management included in its simulation analysis. Model assumptions in the sensitivity scenarios at December 31, 2024 included, for the rising interest rate scenarios, a modest increase in loan balances and a moderate decrease in deposit balances, and for the declining interest rate scenarios, a modest decrease in loan balances and a moderate increase in deposit balances. In addition, both scenarios assumed loan spreads held at current levels, an incremental interest-bearing deposit beta of approximately 47%, deposit mix shifts based on historical observations, partial reinvestment of securities portfolio cash flows and no additions to interest rate swaps.
The average balance of the securities portfolio included in the analysis was $15.8 billion for the year ended December 31, 2024 with an average yield of 2.16% and an effective duration of 5.8 years. During the year ended December 31, 2024, the Corporation repositioned a portion of its securities portfolio by selling $827 million of Treasury securities, resulting in a $19 million loss, and replacing them with higher-yielding Treasury securities with a duration of 1.9 years.
The table below details components of the variable-rate loan swap portfolio at December 31, 2024.

	Variable-Rate Loan Swaps
(dollar amounts in millions)	Notional Amount	Weighted Average Yield	Years to Maturity (b)
Swaps under contract at December 31, 2024 (a)	$23,350	2.55%	3.1
Weighted average notional active per period:
Full year 2024	23,575	2.50	2.4
Full year 2025	22,973	2.57	3.1
(a)Years to maturity calculated from a starting date of December 31, 2024.
The analysis also includes interest rate swaps that convert $6.8 billion of fixed-rate medium- and long-term debt to variable rates through fair value hedges. Additionally, included in this analysis are $15.1 billion of loans that were subject to an average interest rate floor of 52 basis points at December 31, 2024. This base-case net interest income is then compared against interest rate scenarios in which short-term rates rise or decline 100 or 200 basis points (with a floor of zero percent) in a linear, non-parallel fashion from the base case over 12 months, resulting in an average change of 50 or 100 basis points over the period.
The table below, as of December 31, 2024 and 2023, displays the estimated impact on net interest income during the next 12 months by relating the base case scenario results to those from the rising and declining interest rate scenarios described above.

	Estimated Annual Change
(dollar amounts in millions)	2024			2023
December 31	Amount	%		Amount	%
Change in Interest Rates:			Change in Interest Rates:
Rising 100 basis points	$(26)	(1)%	Rising 100 basis points	$(36)	(2)%
(50 basis points on average)			(50 basis points on average)
Declining 100 basis points	12	1	Declining 100 basis points	23	1
(50 basis points on average)			(50 basis points on average)
Rising 200 basis points	(67)	(3)	Rising 200 basis points	(87)	(4)
(100 basis points on average)			(100 basis points on average)
Declining 200 basis points	12	1	Declining 200 basis points	33	1
(100 basis points on average)			(100 basis points on average)
Sensitivity to both rising and declining interest rates decreased slightly from December 31, 2023 to December 31, 2024 due to changes in balance sheet mix dynamics.
At December 31, 2024, additional sensitivity scenarios applied the rising and declining 100 basis point scenario assumptions with a 60% incremental deposit beta relative to the base case scenario to assess the impact of the Corporation's deposit beta assumptions. In these rising and declining scenarios, net interest income decreased by $56 million and increased by $35 million, respectively, due to a more rapid repricing pace compared to the standard model assumptions.

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
The table below, as of December 31, 2024 and December 31, 2023, displays the estimated impact on the economic value of equity from the interest rate scenario described above.

(dollar amounts in millions)	2024			2023
December 31	Amount	%		Amount	%
Change in Interest Rates:			Change in Interest Rates:
Rising 100 basis points	$(503)	(4)%	Rising 100 basis points	$(567)	(4)%
Declining 100 basis points	598	5	Declining 100 basis points	794	6
Rising 200 basis points	(1,066)	(9)	Rising 200 basis points	(1,254)	(10)
Declining 200 basis points	1,097	9	Declining 200 basis points	1,363	11

The sensitivity of the economic value of equity to rising and declining rates decreased modestly from December 31, 2023 to December 31, 2024 due to a declining notional amount of cash flow swaps and a smaller securities portfolio, partially offset by updated deposit modeling assumptions.
Loans by Maturity and Interest Rate Sensitivity
The contractual maturity distribution of the loan portfolio is presented below.

	Loans Maturing
(in millions) December 31, 2024	Within One Year (a)	After One But Within Five Years	After Five But Within Fifteen Years	After Fifteen Years	Total
Commercial loans	$9,873	$15,573	$894	$152	$26,492
Real estate construction loans	1,287	2,280	113	—	3,680
Commercial mortgage loans	4,213	7,629	2,635	16	14,493
Lease financing	137	266	319	—	722
International loans	463	458	31	—	952
Residential mortgage loans	20	6	186	1,717	1,929
Consumer loans	447	134	43	1,647	2,271
Total	$16,440	$26,346	$4,221	$3,532	$50,539
(a)Includes demand loans, loans having no stated repayment schedule or maturity and overdrafts.
The interest rate composition of loans with a maturity date over one year are presented below based on contractual terms.

	Loans Maturing After One Year
(in millions) December 31, 2024	Predetermined (Fixed) Interest Rate	Floating Interest Rate	Total
Commercial loans	$307	$16,312	$16,619
Real estate construction loans	51	2,342	2,393
Commercial mortgage loans	1,591	8,689	10,280
Lease financing	241	344	585
International loans	1	488	489
Residential mortgage loans	576	1,333	1,909
Consumer loans	21	1,803	1,824
Total	$2,788	$31,311	$34,099

Risk Management Derivative Instruments
The Corporation uses investment securities and derivative instruments as asset and liability management tools with the overall objective of managing the volatility of net interest income from changes in interest rates. These tools assist management in achieving the desired interest rate risk management objectives. Activity related to derivative instruments currently involves interest rate swaps effectively converting variable rate loans to a fixed rate and fixed-rate medium- and long-term debt to a floating rate. Notional activity for 2023 included the impact of LIBOR transition for centrally-cleared swaps, where LIBOR-based swaps were replaced with short-dated LIBOR bridge swaps that matured in 2023 and surviving forward-starting Secured Overnight Financing Rate (SOFR) swaps. In a similar manner, notional activity for 2024 included the impact of BSBY cessation, where existing BSBY-based swaps were replaced with short-dated BSBY swaps that matured in 2024 and surviving forward-starting SOFR swaps.

(in millions) Risk Management Notional Activity	Interest Rate Contracts	Foreign Exchange Contracts	Totals
Balance at January 1, 2023	$29,750	$392	$30,142
Additions	17,100	9,534	26,634
Maturities/amortizations	(9,150)	(9,366)	(18,516)
Terminations	(6,550)	—	(6,550)
Balance at December 31, 2023	$31,150	$560	$31,710
Additions	12,200	9,305	21,505
Maturities/amortizations	(7,600)	(9,412)	(17,012)
Terminations	(5,600)	—	(5,600)
Balance at December 31, 2024	$30,150	$453	$30,603
The notional amount of risk management interest rate swaps totaled $30.2 billion at December 31, 2024, which included cash flow swaps that convert $23.4 billion of variable-rate loans to a fixed rate as well as fair value swaps that convert $6.8 billion of fixed-rate medium- and long-term debt to a floating rate. Risk management interest rate swaps generated $765 million and $715 million of net interest expense for the years ended December 31, 2024 and December 31, 2023, respectively.
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
Further information regarding risk management derivative instruments is provided in Note 8 to the consolidated financial statements.
Customer-Initiated and Other Derivative Instruments

(in millions) Customer-Initiated and Other Notional Activity	Interest Rate Contracts	Energy Derivative Contracts	Foreign Exchange Contracts	Totals
Balance at January 1, 2023	$20,298	$14,521	$2,704	$37,523
Additions	16,207	11,510	44,060	71,777
Maturities/amortizations	(5,651)	(10,761)	(44,013)	(60,425)
Terminations	(8,384)	(1,464)	—	(9,848)
Balance at December 31, 2023	$22,470	$13,806	$2,751	$39,027
Additions	14,396	11,928	39,220	65,544
Maturities/amortizations	(9,004)	(10,205)	(38,854)	(58,063)
Terminations	(5,111)	(2,271)	—	(7,382)
Balance at December 31, 2024	$22,751	$13,258	$3,117	$39,126
The Corporation sells and purchases interest rate caps and floors and enters into foreign exchange contracts, interest rate swaps and energy derivative contracts to accommodate the needs of customers requesting such services. Changes in the fair value of customer-initiated and other derivatives are recognized in earnings as they occur. To limit the market risk of these activities, the Corporation generally takes offsetting positions with dealers. The notional amounts of offsetting positions are included in the table above. Customer-initiated and other notional activity represented 56 percent and 55 percent of total interest rate, energy and foreign exchange contracts at December 31, 2024 and 2023, respectively.
Further information regarding customer-initiated and other derivative instruments is provided in Note 8 to the consolidated financial statements.

BSBY Cessation
The Bloomberg Index Services Limited (Bloomberg) discontinued publishing BSBY on November 15, 2024. As a result, the Corporation was required to “de-designate” $7.0 billion of interest rate swaps used in cash flow hedges of certain BSBY-indexed loans and reclassify amounts recognized in accumulated other comprehensive income into earnings. For each de-designated swap, settlement of interest payments and changes in fair value were recorded as risk management hedging losses within other noninterest income instead of net interest income until re-designation. All impacted swaps were re-designated as of April 1, 2024.
BSBY cessation positively impacted interest income on commercial loans by $7 million for the year ended December 31, 2024, compared to $3 million for the year ended December 31, 2023. Additionally, the Corporation recognized net losses of $39 million and $91 million in noninterest income for the year ended December 31, 2024 and 2023, respectively. Refer to Note 8 to the consolidated financial statements for further discussion of re-designated interest rate hedges.
The Corporation has substantially completed its BSBY transition efforts and effectively all BSBY-based contracts had transitioned to other reference rates as of December 31, 2024. Any BSBY-based contracts that did not transition to SOFR or other indices in 2024 are expected to either not reprice prior to maturing in 2025 or convert to SOFR or another index at their next repricing date.
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
At December 31, 2024, the Bank had pledged real estate-related loans totaling $22.5 billion and investment securities totaling $6.0 billion to the FHLB, which provided for up to $17.0 billion of collateralized borrowing with the FHLB.
The FRB provides liquidity through its discount window, where banks may borrow funds based on the discounted fair value of pledged assets. At December 31, 2024, the Bank pledged $20.3 billion of loans to the FRB, which provided for up to $16.8 billion of collateralized borrowing through the discount window.
The table below details the Corporation's sources of available liquidity at December 31, 2024.

(dollar amounts in millions)	Total Capacity	Borrowings Outstanding	Available Liquidity
Cash on deposit with FRB (a)			$5,811
Unencumbered investment securities (b)			8,018
Secured borrowing facilities:
FHLB	$17,026	$4,000	13,026
FRB	16,841	—	16,841
Total available liquidity			$43,696
(a)Included in interest-bearing deposits with banks on the Consolidated Balance Sheet.
(b)Market value of available-for-sale investment securities that the Corporation can pledge or sell without third-party consent.
The Corporation may also use brokered deposits and external debt as additional sources of funding, and maintains a shelf registration statement with the Securities and Exchange Commission through which it may issue securities. The ability of the Corporation and the Bank to raise unsecured funding at competitive rates is impacted by rating agencies' views of the credit quality, liquidity, capital, earnings and other relevant factors related to the Corporation and the Bank. As of December 31, 2024, the three major rating agencies had assigned the following ratings to long-term senior unsecured obligations of the Corporation and the Bank, as well as long-term deposits at the Bank. A security rating is not a recommendation to buy, sell, or hold securities and may be subject to revision or withdrawal at any time by the assigning rating agency. Each rating should be evaluated independently of any other rating.

	Debt Ratings			Deposit Ratings
	Comerica Incorporated	Comerica Bank		Comerica Bank
December 31, 2024	Rating	Rating	Outlook	Rating
Moody’s Investors Service (a)	Baa1	Baa1	Negative	A1
Fitch Ratings	A-	A-	Negative	A
Standard and Poor’s	BBB	BBB+	Stable	not rated
(a)In January 2025, Moody's Investors Service (Moody's) downgraded the Corporation and Bank's debt ratings by one notch to Baa2 from Baa1, changed the Corporation and Bank's outlooks to Stable and downgraded the Bank's deposit rating to A2.
Deposit Concentrations and Uninsured Deposits
The Corporation's uninsured deposits are well-diversified between geographies, industries and customers. At December 31, 2024, the Retail Bank and general Middle Market segments, both highly diversified and granular, accounted for 37% and 30% of the total deposit base, respectively. Corporate Banking and Technology and Life Sciences comprised 7% and 5% each of total deposits, respectively, which were the largest deposit concentrations of the more specialized business lines.
Uninsured deposits are defined as the portion of deposit accounts in U.S. offices that exceed the FDIC insurance limit and amounts in any other uninsured investment or deposit account that are classified as deposits and are not subject to any federal or state deposit insurance regimes.

	December 31, 2024		December 31, 2023
(Dollar amount in millions)	Amount	Percentage of total deposits	Amount	Percentage of total deposits
Total uninsured deposits, as calculated per regulatory guidelines	$33,387	52%	$31,485	47%
Less: affiliate deposits	(3,876)		(4,064)
Total uninsured deposits, excluding affiliate deposits	$29,511	46%	$27,421	41%
The $1.9 billion increase in uninsured deposits (as calculated per regulatory guidelines) was primarily due to an increase in uninsured commercial interest-bearing deposits, partially offset by a decline in uninsured noninterest-bearing deposits. Time deposits otherwise uninsured, which consist of foreign office time deposits, totaled $32 million at December 31, 2024 and all mature in three months or less. Collateralized deposits, consisting of trust deposits as well as deposits of public entities and state and local government agencies, totaled $348 million at December 31, 2024, compared to $687 million at December 31, 2023.
Direct Express Debit MasterCard Program
In July 2024, the Bank received preliminary notification that, following the contract expiration on January 2, 2025, it was not selected to continue serving as financial agent supporting the Direct Express Program; however, the Treasury elected to extend the contract term for up to three years past January 2, 2025 to facilitate an orderly transaction. While the length of the transition is currently unknown, the Corporation believes it may take some time given the scale and complexity of the program as well as its own transition experience.
For the years ended December 31, 2024 and 2023, average deposits related to the Direct Express program were $3.4 billion and $3.1 billion, respectively, all of which were noninterest-bearing. Card fee income related to the Direct Express program was $121 million and $137 million for the years ended December 31, 2024 and 2023, respectively. Noninterest expenses related to the Direct Express program were $119 million and $138 million, respectively, for the same periods, consisting primarily of outside processing fee expense and other noninterest expenses. The Corporation cannot currently predict the impact that the loss of this contract and the related deposits could have on its financial statements as it will be subject to many factors, including, but not limited to, the timing, costs and extent of securing any necessary alternative sources of funding. However, such impact could be material.
Potential Uses of Liquidity
Various financial obligations such as contractual obligations, unfunded commitments and deposit withdrawals may require future cash payments by the Corporation. Certain obligations are recognized on the Consolidated Balance Sheets, while others are off-balance sheet under U.S. GAAP.
The following table summarizes the Corporation's material noncancelable contractual obligations and future required minimum payments. Refer to Notes 10, 11, 12, and 25 to the consolidated financial statements for further information regarding these contractual obligations.

Selected Contractual Obligations

	Minimum Payments Due by Period
(in millions) December 31, 2024	Total	Less than 1 Year	1-3 Years	4-5 Years	More than 5 Years
Deposits without a stated maturity (a)	$59,277	$59,277
Certificates of deposit and other deposits with a stated maturity (a)	4,534	4,455	$68	$8	$3
Medium- and long-term debt (a)	6,800	1,350	2,400	1,550	1,500
Operating leases	423	67	123	84	149
Total contractual obligations	$71,034	$65,149	$2,591	$1,642	$1,652
Medium- and long-term debt (parent company only) (a) (b)	$1,800	$—	$250	$550	$1,000
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
Commercial Commitments

	Expected Expiration Dates by Period
(in millions) December 31, 2024	Total	Less than 1 Year	1-3 Years	4-5 Years	More than 5 Years
Unused commitments to extend credit	$28,398	$6,416	$12,362	$6,002	$3,618
Standby letters of credit and financial guarantees	4,138	3,690	340	105	3
Commercial letters of credit	12	12	—	—	—
Total commercial commitments	$32,548	$10,118	$12,702	$6,107	$3,621
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
Operational Risk
Operational risk represents the risk of loss resulting from inadequate or failed internal processes and people, or from external events, excluding in most cases those driven by technology (see Technology Risk below). The Corporation's definition of operational risk includes fraud; employment practice and workplace safety; clients, products and business practice; business continuity or disaster recovery; execution, delivery, and process management; third party and model risks. This definition does not include strategic or reputational risks. Although operational losses are experienced by all companies and are routinely incurred in business operations, the Corporation recognizes the need to identify and control operational losses and seeks to limit losses to a level deemed appropriate by management, as outlined in the Corporation’s risk appetite statement. The appropriate risk level is determined through consideration of the nature of the Corporation's business and the environment in which it operates, in combination with the impact from, and the possible impact on, other risks faced by the Corporation. Operational risk is mitigated through a system of internal controls that are designed to keep operating risks at appropriate levels. The Operational Risk Management Committee monitors risk management techniques and systems. The Corporation has developed a framework that includes a centralized operational risk reporting function in the Enterprise Risk Division and business/support unit risk liaisons responsible for managing operational risk specific to the respective business lines.
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
Compliance Risk
Compliance risk represents the risk of sanctions or financial loss resulting from the Corporation's failure to comply with all applicable laws, regulations and standards of good banking practice. The impact of such risks is highly interdependent with strategic risk, as the reputational impact from compliance failures can be severe. Activities which may expose the Corporation to compliance risk include, but are not limited to, those dealing with the prevention of money laundering, privacy and data protection, community reinvestment initiatives, fair lending, consumer protection, employment and tax matters, over-the-counter derivative activities and other regulated activities.
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

CRITICAL ACCOUNTING ESTIMATES
The Corporation’s consolidated financial statements are prepared based on the application of accounting policies, the most significant of which are described in Note 1. These policies require numerous estimates and strategic or economic assumptions, which may prove inaccurate or subject to variations. Changes in underlying factors, assumptions or estimates could have a material impact on the Corporation’s future financial condition and results of operations. At December 31, 2024, the most critical of these estimates related to the allowance for credit losses, fair value measurement, pension plan accounting and income taxes. These estimates were reviewed with the Audit Committee of the Corporation’s Board of Directors and are discussed more fully below.
ALLOWANCE FOR CREDIT LOSSES
In accordance with CECL, the allowance for credit losses, which includes both the allowance for loan losses and the allowance for credit losses on lending-related commitments, is calculated with the objective of maintaining a reserve for current expected credit losses over the remaining contractual life of the portfolio. The Corporation uses loss factors, based on estimated probability of default for internal risk ratings and loss given default, to determine the allowance for credit losses for the majority of its portfolio. Management applies loss factors to pools of loans and lending-related commitments with similar risk characteristics, calibrates these factors using economic forecasts and incorporates qualitative adjustments. For further discussion of the methodology used in the determination of the allowance for credit losses, refer to Note 1 to the consolidated financial statements. For further discussion on the economic forecast incorporated into the 2024 model, refer to the “Risk Management” section of this financial review.
Management's determination of the appropriateness of the allowance is based on periodic evaluations of the loan portfolio, lending-related commitments, current and forecasted economic factors and other relevant information. The calculation is inherently subjective and requires management to exercise significant judgment in developing assumptions for the estimate, the most significant of which are the loan risk rating process, development of economic forecasts and application of qualitative adjustments. Sensitivities are disclosed to demonstrate how changes in loan risk ratings and economic forecast scenarios may impact the allowance for credit losses. Sensitivities only consider changes to each specific assumption in isolation and their impact to the quantitative modeled results. They do not contemplate impacts to the qualitative framework.
Loan Risk Rating Process
Reserve factors are applied to pools of loans based on risk characteristics, including the Corporation's internal risk rating system; therefore, loss estimates are highly dependent on the accuracy of the risk rating assigned to each loan. The inherent imprecision in the risk rating system resulting from inaccuracy in assigning and/or entering risk ratings in the loan accounting system is monitored by the Corporation's asset quality review function. Changes to internal risk ratings beyond the forecasted migration inherent in the credit models would result in a different estimated allowance for credit losses. To illustrate, if five percent of the individual risk ratings were adjusted down by one rating across all pools, the allowance for loan losses as of December 31, 2024 would change by approximately $6 million.
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
The allowance for credit losses is highly sensitive to the economic forecasts used to develop the estimate. Due to the high level of uncertainty regarding significant assumptions, the Corporation evaluated a range of economic scenarios, including more severe economic forecast scenarios, with varying responses to current economic risks. The following table summarizes select economic variables representative of the forecasts used in a more severe forecast scenario.

Economic Variable	More Severe Forecast
Real GDP	Contracts through third quarter 2025, followed by partial recovery, resulting in a cumulative contraction of 0.7 percent over the forecast period.
Unemployment rate	Increases to 8.3 percent by first quarter 2026, followed by a decline to 7.5 percent by the end of the forecast period.
Corporate BBB bond to 10-year Treasury bond spreads	Spreads widen to a peak of 4.0 percent before gradually narrowing to 2.3 percent by the end of the forecast period.
Oil Prices	Decline to $48 per barrel by first quarter 2026 before recovering to $57 per barrel by the end of the forecast period.
Selecting a different forecast in the current environment could result in a significantly different estimated allowance for credit losses. To illustrate, absent model overlays and other qualitative adjustments that are part of the quarterly reserving process, if the Corporation selected the more severe scenario to inform its models, the allowance for credit losses as of December 31, 2024 would increase by approximately $328 million. However, factoring in model overlays and qualitative adjustments could result in a materially different estimate under a more severe scenario.
Qualitative Adjustments and Model Overlays
The Corporation includes qualitative adjustments, as appropriate, intended to capture the impact of uncertainties not reflected in the quantitative estimate, including foresight risk, model imprecisions and input imprecisions. Qualitative adjustments for foresight risk reflect the inherent imprecision in economic forecasts and may be included based on management’s evaluation of different forecast scenarios, ranging from more benign to more severe, and known recent events impacting the Corporation’s portfolio. Model imprecision adjustments and model overlays may be included to mitigate known limitations in the quantitative models. Input imprecision includes adjustments for portfolios where recent historical losses exceed expected losses or known recent events are expected to alter risk ratings once evidence is acquired, as well as a qualitative assessment of the lending environment, including underwriting standards, current economic and political conditions, and other factors affecting credit quality. Qualitative reserves at December 31, 2024 primarily included adjustments for uncertainties related to forecasted economic variables.
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
At December 31, 2024, assets and liabilities measured using observable inputs that are classified as Level 1 or Level 2 represented substantially all of total assets and liabilities recorded at fair value, respectively. Valuations generated from model-based techniques that use at least one significant assumption not observable in the market are considered Level 3 and reflect estimates of assumptions market participants would use in pricing the asset or liability. The valuation of Level 3 assets and liabilities are considered critical accounting estimates.

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
The Corporation reviews its pension plan assumptions on an annual basis with its actuarial consultants to determine if the assumptions are reasonable and adjusts the assumptions to reflect changes in future expectations. The major assumptions used to calculate 2025 and 2024 defined benefit plan pension expense (benefit) were as follows:

	2025	2024
Discount rate	5.72%	5.33%
Long-term rate of return on plan assets	6.75%	6.75%
Mortality table:
Base table (a)	Pri-2012	Pri-2012
Mortality improvement scale (a)	MP-2021	MP-2020
(a)Issued by the Society of Actuaries
Defined benefit plan benefit is expected to decrease $8 million to approximately $38 million in 2025, compared to a benefit of $46 million in 2024. This includes service cost expense of $38 million and a benefit from other components of $76 million. Service costs are included in salaries and benefits expense, while the benefit from other components are included in other noninterest expenses on the Consolidated Statements of Income.
The Corporation’s pension plan is most sensitive to changes in discount rate and long-term rate of return. A change to the discount rate implies a corresponding change in interest rates that affect the value of the plan’s fixed income assets. An increase of 25 basis points to the discount rate, including the effect of higher interest rates on the plan’s fixed income assets, would result in a net increase to pension expense of $5 million, while a decrease of 25 basis points would reduce pension expense by $5 million. Increasing the long-term rate of return by 25 basis points would reduce pension expense by $7 million, while a decrease of 25 basis points would increase pension expense by $7 million.
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

(dollar amounts in millions)
December 31	2024	2023
Common Equity Tier 1 Capital:
Tier 1 capital	$9,061	$8,808
Less:
Fixed-rate reset non-cumulative perpetual preferred stock	394	394
Common equity tier 1 capital	$8,667	$8,414
Risk-weighted assets	$72,903	$75,901
Tier 1 capital ratio	12.43%	11.60%
Common equity tier 1 capital ratio	11.89	11.09
Tangible Common Equity Ratio:
Total shareholders' equity	$6,543	$6,406
Less:
Fixed-rate reset non-cumulative perpetual preferred stock	394	394
Common shareholders' equity	$6,149	$6,012
Less:
Goodwill	635	635
Other intangible assets	6	8
Tangible common equity	$5,508	$5,369
Total assets	$79,297	$85,834
Less:
Goodwill	635	635
Other intangible assets	6	8
Tangible assets	$78,656	$85,191
Common equity ratio	7.75%	7.00%
Tangible common equity ratio	7.00	6.30
Tangible Common Equity per Share of Common Stock:
Common shareholders' equity	$6,149	$6,012
Tangible common equity	5,508	5,369
Shares of common stock outstanding (in millions)	131	132
Common shareholders' equity per share of common stock	$46.79	$45.58
Tangible common equity per share of common stock	41.91	40.70

CONSOLIDATED BALANCE SHEETS
Comerica Incorporated and Subsidiaries

(in millions, except share data)
December 31	2024	2023

ASSETS
Cash and due from banks	$850	$1,443
Interest-bearing deposits with banks	5,954	8,059
Other short-term investments	375	399
Investment securities available-for-sale	15,045	16,869
Commercial loans	26,492	27,251
Real estate construction loans	3,680	5,083
Commercial mortgage loans	14,493	13,686
Lease financing	722	807
International loans	952	1,102
Residential mortgage loans	1,929	1,889
Consumer loans	2,271	2,295
Total loans	50,539	52,113
Allowance for loan losses	(690)	(688)
Net loans	49,849	51,425
Premises and equipment	473	445
Accrued income and other assets	6,751	7,194
Total assets	$79,297	$85,834
LIABILITIES AND SHAREHOLDERS’ EQUITY
Noninterest-bearing deposits	$24,425	$27,849
Money market and interest-bearing checking deposits	32,714	28,246
Savings deposits	2,138	2,381
Customer certificates of deposit	3,450	3,723
Other time deposits	1,052	4,550
Foreign office time deposits	32	13
Total interest-bearing deposits	39,386	38,913
Total deposits	63,811	66,762
Short-term borrowings	—	3,565
Accrued expenses and other liabilities	2,270	2,895
Medium- and long-term debt	6,673	6,206
Total liabilities	72,754	79,428
Fixed-rate reset non-cumulative perpetual preferred stock, series A, no par value, $100,000 liquidation preference per share:
Authorized - 4,000 shares
Issued - 4,000 shares	394	394
Common stock - $5 par value:
Authorized - 325,000,000 shares
Issued - 228,164,824 shares	1,141	1,141
Capital surplus	2,218	2,224
Accumulated other comprehensive loss	(3,161)	(3,048)
Retained earnings	12,017	11,727
Less cost of common stock in treasury - 96,755,368 shares at 12/31/2024 and 96,266,568 shares at 12/31/2023	(6,066)	(6,032)
Total shareholders’ equity	6,543	6,406
Total liabilities and shareholders’ equity	$79,297	$85,834
See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME
Comerica Incorporated and Subsidiaries

(in millions, except per share data)
Years Ended December 31	2024	2023	2022

INTEREST INCOME
Interest and fees on loans	$3,204	$3,340	$2,153
Interest on investment securities	402	430	414
Interest on short-term investments	333	405	105
Total interest income	3,939	4,175	2,672
INTEREST EXPENSE
Interest on deposits	1,238	892	102
Interest on short-term borrowings	48	391	17
Interest on medium- and long-term debt	463	378	87
Total interest expense	1,749	1,661	206
Net interest income	2,190	2,514	2,466
Provision for credit losses	49	89	60
Net interest income after provision for credit losses	2,141	2,425	2,406
NONINTEREST INCOME
Card fees	256	280	273
Fiduciary income	220	235	233
Service charges on deposit accounts	184	185	195
Capital markets income	142	147	154
Commercial lending fees	68	72	68
Brokerage fees	51	30	21
Bank-owned life insurance	44	46	47
Letter of credit fees	40	42	38
Risk management hedging income (loss)	8	(42)	8
Net losses on debt securities	(19)	—	—
Other noninterest income	60	83	31
Total noninterest income	1,054	1,078	1,068
NONINTEREST EXPENSES
Salaries and benefits expense	1,352	1,306	1,208
Outside processing fee expense	273	277	251
Occupancy expense	181	171	175
Software expense	181	171	161
FDIC insurance expense	76	180	31
Equipment expense	52	50	50
Advertising expense	41	40	38
Other noninterest expenses	151	164	84
Total noninterest expenses	2,307	2,359	1,998
Income before income taxes	888	1,144	1,476
Provision for income taxes	190	263	325
NET INCOME	698	881	1,151
Less:
Income allocated to participating securities	4	4	6
Preferred stock dividends	23	23	23
Net income attributable to common shares	$671	$854	$1,122
Earnings per common share:
Basic	$5.06	$6.47	$8.56
Diluted	5.02	6.44	8.47
Cash dividends declared on common stock	376	375	356
Cash dividends declared per common share	2.84	2.84	2.72
See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Comerica Incorporated and Subsidiaries

(in millions)
Years Ended December 31	2024	2023	2022
NET INCOME	$698	$881	$1,151
OTHER COMPREHENSIVE (LOSS) INCOME
Unrealized (losses) gains on investment securities:
Net unrealized holding (losses) gains arising during the period	(182)	361	(2,903)
Less: Reclassification adjustment for net securities losses included in net income	19	—	—
Change in net unrealized (losses) gains before income taxes	(201)	361	(2,903)
Net gains (losses) on cash flow hedges:
Net cash flow hedge (losses) gains arising during the period before income taxes	(624)	34	(1,329)
Reclassification of loss related to de-designation of derivatives to other noninterest income	—	(195)	—
Less:
Net cash flow hedge losses recognized in interest and fees on loans before taxes	(629)	(576)	(25)
Amortization of unrealized losses related to de-designated derivatives included in interest and fees on loans	(8)	(26)	—
Change in net cash flow hedge gains (losses) before income taxes	13	441	(1,304)
Defined benefit pension and other postretirement plans adjustment:
Actuarial gain (loss) arising during the period	35	96	(415)
Adjustments for amounts recognized as components of net periodic benefit cost:
Amortization of actuarial net loss	27	36	28
Amortization of prior service credit	(22)	(23)	(23)
Change in defined benefit pension and other postretirement plans adjustment before income taxes	40	109	(410)
Total other comprehensive (loss) income before income taxes	(148)	911	(4,617)
(Benefit) provision for income taxes	(35)	217	(1,087)
Total other comprehensive (loss) income, net of tax	(113)	694	(3,530)
COMPREHENSIVE INCOME (LOSS)	$585	$1,575	$(2,379)
See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
Comerica Incorporated and Subsidiaries

					Accumulated Other Comprehensive Loss
	Nonredeemable Preferred Stock	Common Stock						Total Shareholders' Equity
		Shares Outstanding	Amount	Capital Surplus		Retained Earnings	Treasury Stock
(in millions, except per share data)
BALANCE AT DECEMBER 31, 2021	$394	130.7	$1,141	$2,175	$(212)	$10,494	$(6,095)	$7,897
Net income	—	—	—	—	—	1,151	—	1,151
Other comprehensive loss, net of tax	—	—	—	—	(3,530)	—	—	(3,530)
Cash dividends declared on common stock ($2.72 per share)	—	—	—	—	—	(356)	—	(356)
Cash dividends declared on preferred stock	—	—	—	—	—	(23)	—	(23)
Purchase of common stock	—	(0.4)	—	—	—	—	(36)	(36)
Net issuance of common stock under employee stock plans	—	0.7	—	(15)	—	(8)	41	18
Share-based compensation	—	—	—	60	—	—	—	60
BALANCE AT DECEMBER 31, 2022	$394	131.0	$1,141	$2,220	$(3,742)	$11,258	$(6,090)	$5,181
Net income	—	—	—	—	—	881	—	881
Other comprehensive income, net of tax	—	—	—	—	694	—	—	694
Cash dividends declared on common stock ($2.84 per share)	—	—	—	—	—	(375)	—	(375)
Cash dividends declared on preferred stock	—	—	—	—	—	(23)	—	(23)
Net issuance of common stock under employee stock plans	—	0.9	—	(48)	—	(14)	58	(4)
Share-based compensation	—	—	—	52	—	—	—	52
BALANCE AT DECEMBER 31, 2023	$394	131.9	$1,141	$2,224	$(3,048)	$11,727	$(6,032)	$6,406
Cumulative effect of change in accounting principle (a)	—	—	—	—	—	(4)	—	(4)
Net income	—	—	—	—	—	698	—	698
Other comprehensive loss, net of tax	—	—	—	—	(113)	—	—	(113)
Cash dividends declared on common stock ($2.84 per share)	—	—	—	—	—	(376)	—	(376)
Cash dividends declared on preferred stock	—	—	—	—	—	(23)	—	(23)
Purchase of common stock	—	(1.5)	—	(4)	—	—	(96)	(100)
Net issuance of common stock under employee stock plans	—	1.0	—	(56)	—	(5)	62	1
Share-based compensation	—	—	—	54	—	—	—	54
BALANCE AT DECEMBER 31, 2024	$394	131.4	$1,141	$2,218	$(3,161)	$12,017	$(6,066)	$6,543
See notes to consolidated financial statements.
(a)Effective January 1, 2024, the Corporation adopted ASU 2023-02, which expanded the permitted use of the proportional amortization method to certain tax credit investments.

CONSOLIDATED STATEMENTS OF CASH FLOWS
Comerica Incorporated and Subsidiaries

(in millions)
Years Ended December 31	2024	2023	2022

OPERATING ACTIVITIES
Net income	$698	$881	$1,151
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	49	89	60
Benefit for deferred income taxes	(1)	(92)	(27)
Depreciation and amortization	96	87	92
Net periodic defined benefit credit	(47)	(27)	(91)
Share-based compensation expense	54	52	60
Net amortization of securities	7	19	30
Net securities losses	19	—	—
Net gains on sales of foreclosed and other bank property	(17)	(36)	(2)
Net change in:
Accrued income receivable	83	(65)	(152)
Accrued expenses payable	(157)	348	131
Other, net	(183)	(5)	(614)
Net cash provided by operating activities	601	1,251	638
INVESTING ACTIVITIES
Investment securities available-for-sale:
Maturities and redemptions	2,213	2,485	2,511
Sales	816	—	—
Purchases	(1,332)	—	(7,470)
Net change in loans	1,514	1,265	(4,824)
Proceeds from sales of foreclosed and other bank property	22	44	3
Net increase in premises and equipment	(153)	(153)	(82)
Federal Home Loan Bank stock:
Purchases	(613)	(504)	(131)
Redemptions	759	325	—
Proceeds from bank-owned life insurance settlements	35	30	39
Other, net	—	2	2
Net cash provided by (used in) investing activities	3,261	3,494	(9,952)
FINANCING ACTIVITIES
Net change in:
Deposits	(3,003)	(4,634)	(10,401)
Short-term borrowings	(3,565)	354	3,211
Medium- and long-term debt:
Maturities and redemptions	(500)	(850)	—
Issuances and advances	1,000	4,000	500
Cash dividends paid on preferred stock	(23)	(23)	(23)
Common stock:
Repurchases	(100)	—	(36)
Stock tendered for payment of withholding taxes	(14)	(17)	(7)
Cash dividends paid	(377)	(371)	(353)
Issuances under employee stock plans	22	18	28
Other, net	—	(2)	(2)
Net cash used in financing activities	(6,560)	(1,525)	(7,083)
Net (decrease) increase in cash and cash equivalents	(2,698)	3,220	(16,397)
Cash and cash equivalents at beginning of period	9,502	6,282	22,679
Cash and cash equivalents at end of period	$6,804	$9,502	$6,282
Interest paid	$1,892	$1,449	$130
Income taxes paid	101	317	277
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
Principles of Consolidation
The consolidated financial statements include the accounts of the Corporation and the accounts of those subsidiaries that are majority owned and in which the Corporation has a controlling financial interest. The Corporation consolidates entities not determined to be variable interest entities (VIEs) when it holds a controlling financial interest and generally applies the cost or equity method when it holds less than a controlling financial interest. In consolidation, all significant intercompany accounts and transactions are eliminated. The results of operations of companies acquired are included from the date of acquisition.
The Corporation holds investments in certain legal entities that are considered VIEs. In general, a VIE is an entity that either (1) has an insufficient amount of equity to carry out its principal activities without additional subordinated financial support, (2) has a group of equity owners that are unable to make significant decisions about its activities, or (3) has a group of equity owners that do not have the obligation to absorb their proportionate share of losses or the right to receive their proportionate share of returns generated by its operations. If any of these characteristics are present, the entity is subject to a variable interests consolidation model, and consolidation is based on variable interests, not on voting interests. Variable interests are defined as contractual ownership or other economic interests in an entity that change with fluctuations in the fair value of the entity’s net assets. The primary beneficiary is required to consolidate the VIE as it has both the power to direct the activities of the VIE that most significantly impact the entity’s economic performance and the obligation to absorb losses or the right to receive benefits that could be significant to the VIE. The maximum potential exposure to losses relative to investments in VIEs is generally limited to the sum of the outstanding book basis and unfunded commitments for future investments.
The Corporation evaluates its investments in VIEs, both at inception and when there is a change in circumstances that requires reconsideration, to determine if the Corporation is the primary beneficiary and consolidation is required. The Corporation accounts for unconsolidated VIEs using either the proportional, cost or equity method. These investments comprise of investments in certain tax equity structures which generate tax credits to their investors and are included in accrued income and other assets on the Consolidated Balance Sheets.
The proportional method is used for investments in tax equity structures meeting certain criteria and that qualify for tax credits such as qualified affordable housing projects and expansion into new markets. The equity method is used for other investments where the Corporation has the ability to exercise significant influence over an entity’s or its underlying project's operations and financial policies. Other unconsolidated equity investments that do not meet the criteria to be accounted for under the equity method are accounted for under the cost method. Amortization and other write-downs of proportional amortization method investments are presented on a net basis as a component of the provision for income taxes, while income, amortization and write-downs from cost and equity method investments are recorded in other noninterest income on the Consolidated Statements of Income.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Comerica Incorporated and Subsidiaries

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
Investment Securities
Debt securities are classified as trading, available-for-sale (AFS) or held-to-maturity. Trading securities are recorded at fair value, with unrealized gains and losses included in noninterest income on the Consolidated Statements of Income. AFS securities are recorded at fair value, with unrealized gains and losses, net of income taxes, reported as a separate component of other comprehensive income (OCI). Securities for which management has the intent and ability to hold to maturity are classified as held-to-maturity and recorded at amortized cost. Interest income is recognized using the interest method. Substantially all of the Corporation's investment securities are classified as AFS at December 31, 2024 and 2023.
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
For certain types of AFS securities, such as U.S. Treasuries and other securities with government guarantees, the Corporation generally expects zero credit losses. The zero-loss expectation applies to all the Corporation’s securities and no allowance for credit losses was recorded on its AFS securities portfolio at December 31, 2024.
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
The Corporation assesses all loan modifications to determine whether one is granted to a borrower experiencing financial difficulty. Modifications granted to borrowers experiencing financial difficulty may be in the form of an interest rate reduction, an other-than-insignificant payment delay, a term extension, principal forgiveness or a combination thereof (collectively referred to as Financially Distressed Modifications or FDMs).
Effective January 1, 2020, the Corporation adopted ASU No. 2020-04 "Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting," (ASU 2020-04). Typically, entities must evaluate whether a loan contract modification results in a modified loan or a new loan for accounting purposes. Topic 848 allows entities to bypass this evaluation for qualifying modifications related to reference rate reform. The Corporation applied the relief provided by Topic 848 to qualifying contract modifications transitioning away from LIBOR. After LIBOR transition was substantially complete in third quarter 2023, the Corporation no longer applied the relief guidance.
Loan Origination Fees and Costs
Substantially all loan origination fees and costs are deferred and amortized to net interest income over the life of the related loan or over the commitment period as a yield adjustment. Net deferred income on originated loans, including unearned

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Comerica Incorporated and Subsidiaries

income and unamortized costs, fees, premiums and discounts, totaled $92 million and $94 million at December 31, 2024 and 2023, respectively.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Comerica Incorporated and Subsidiaries

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
Nonperforming Assets
Nonperforming assets consist of nonaccrual loans and foreclosed property.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Comerica Incorporated and Subsidiaries

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
Software
Capitalized software, stated at cost less accumulated amortization, includes purchased software, capitalizable application development costs associated with internally developed software and cloud computing arrangements, including capitalizable implementation costs associated with hosting arrangements that are service contracts. Cloud computing arrangements include software as a service (SaaS), platform as a service (PaaS), infrastructure as a service (IaaS) and other similar hosting arrangements. The Corporation primarily utilizes SaaS and IaaS arrangements. Capitalized implementation costs of hosting arrangements that are service contracts were $65 million and $61 million, net of accumulated depreciation of $30 million and $14 million at December 31, 2024 and December 31, 2023, respectively. Depreciation expense related to these costs was $15 million and $9 million for the years ended December 31, 2024 and 2023, respectively.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Comerica Incorporated and Subsidiaries

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
Nonmarketable Equity Securities
The Corporation has certain investments that are not readily marketable. These investments include restricted equity investments, which are securities the Corporation is required to hold for various reasons, primarily Federal Home Loan Bank of Dallas (FHLB) and Federal Reserve Bank (FRB) stock. These securities are recorded at cost (par value) and evaluated for impairment based on the ultimate recoverability of the par value. If the Corporation does not expect to recover the full par value, the amount by which the par value exceeds the ultimately recoverable value would be charged to current earnings and the carrying value of the investment would be written down accordingly.
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
For derivative instruments designated and qualifying as fair value hedges (i.e., hedging the exposure to changes in the fair value of an asset or a liability or an identified portion thereof that is attributable to a particular risk), the gain or loss on the derivative instrument, as well as the offsetting loss or gain on the hedged item attributable to the hedged risk, are recognized in the same consolidated statement of income line that is used to present the earnings effect of the hedged item during the period of the change in fair values. For derivative instruments that are designated and qualify as cash flow hedges (i.e., hedging the exposure to variability in expected future cash flows that is attributable to a particular risk), the gain or loss on the derivative instrument is reported as a component of other comprehensive income and reclassified into earnings in the same consolidated statement of income line item as the earnings effect of the hedged item in the same period or periods during which the hedged transaction affects earnings. For risk management derivative instruments that are economic hedges (e.g.: de-designated hedging instruments), the gain or loss is recognized in risk management hedging (loss) income. Gains and losses for customer-related derivatives are recognized in capital markets income on the Consolidated Statements of Income during the period of change. The net change in derivatives is included in "other, net" operating activity within the Consolidated Statements of Cash Flows.
To qualify for the use of hedge accounting, a derivative must be effective at inception and expected to be continuously effective in offsetting the risk being hedged. For derivatives designated as hedging instruments at inception, the Corporation uses either the short-cut method or applies statistical regression analysis to assess effectiveness. The short-cut method is used

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Comerica Incorporated and Subsidiaries

for $6.8 billion of notional of fair value hedges of medium- and long-term debt. This method allows for the assumption of perfect effectiveness and eliminates the requirement to further assess hedge effectiveness on these transactions. For hedge relationships to which the Corporation does not apply the short-cut method, statistical regression analysis is used at inception to assess whether the derivative is expected to be highly effective in offsetting changes in the fair value or cash flows of the hedged item. A statistical regression or qualitative analysis is performed at each reporting period thereafter to evaluate hedge effectiveness. As part of the adoption of Topic 848, certain hedge accounting requirements for qualifying modifications to derivative instruments due to LIBOR transition were suspended through the completion of LIBOR transition in third quarter 2023. For further information on Topic 848, refer to the "Loans" policy in this Note.
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
Comerica Incorporated and Subsidiaries

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
Brokerage Fees
Brokerage fees include income from sales of select investment products of an independent financial services broker, net of commissions passed through to employees licensed by the independent broker to sell their products. Prior to November 2023, brokerage fees included commissions earned for facilitating securities transactions for customers, as well as other brokerage services provided. Revenue is recognized when services are completed and is based on the type of services provided and agreed-upon rates.
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
Defined Benefit Pension and Other Postretirement Costs
Defined benefit pension costs are funded consistent with the requirements of federal laws and regulations. Inherent in the determination of defined benefit pension costs are assumptions concerning future events that will affect the amount and timing of required benefit payments under the plans. These include demographic assumptions such as retirement age and mortality, a compensation rate increase, a discount rate used to determine the current benefit obligation, form of payment election and a long-term expected rate of return on plan assets. Net periodic defined benefit pension expense includes service cost, interest cost based on the assumed discount rate, an expected return on plan assets based on an actuarially derived market-related value of assets (MRVA), amortization of prior service cost or credit and amortization of net actuarial gains or losses. The MRVA for fixed income securities and private placement assets is based on the fair value of plan assets, whereas the MRVA for other plan assets is determined by amortizing the current year’s investment gains and losses (the actual investment return net of the expected investment return) over 5 years. The amortization adjustment cannot exceed 10 percent of the fair value of assets. Prior service costs or credits include the impact of plan amendments on the liabilities and are amortized over the future service periods of active employees expected to receive benefits under the plan. Actuarial gains and losses result from experience different from that assumed and from changes in assumptions (excluding asset gains and losses not yet reflected in market-related values). Amortization of actuarial gains and losses is included as a component of net periodic defined benefit pension cost for a year if the actuarial net gain or loss exceeds 10 percent of the greater of the projected benefit obligation or the market-related value of plan assets. If amortization is required, the excess is amortized over the average remaining service period of participating employees expected to receive benefits under the plan. Service costs are included in salaries and benefits expense, while the other components of net periodic defined benefit pension expense are included in other noninterest expenses on the Consolidated Statements of Income.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Comerica Incorporated and Subsidiaries

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
In November 2023, the FASB issued ASU No. 2023-07 "Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures" (ASU 2023-07). The update requires enhanced disclosures about significant segment expenses, enhanced interim disclosure requirements, clarification for when multiple segment measures of profit or loss can be disclosed, and other requirements intended to improve overall reportable segment disclosures in annual and interim periods. The Corporation adopted ASU 2023-07 for the annual period beginning on January 1, 2024 and interim periods beginning on January 1, 2025 with retrospective application to all prior periods presented. See Note 22 for further information.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Comerica Incorporated and Subsidiaries

Recently Issued Accounting Pronouncements
In December 2023, the FASB issued ASU No. 2023-09 "Income Taxes (Topic 740): Improvements to Income Tax Disclosures" (ASU 2023-09). ASU 2023-09 requires additional annual disclosures including further disaggregation of information in the rate reconciliation, additional information for reconciling items meeting a quantitative threshold, further disaggregation of income taxes paid, and other required disclosures. ASU 2023-09 is effective for the Corporation in the annual period beginning on January 1, 2025 and applied on a prospective basis with both early adoption and retrospective application permitted. The Corporation is evaluating the impact of ASU 2023-09 to its disclosures.
In November 2024, the FASB issued ASU No. 2024-03 "Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses" (ASU 2024-03). ASU 2024-03 requires additional interim and annual disclosures that further disaggregate certain expense captions into specified categories in a separate note to the financial statements, as well as certain qualitative information describing amounts not separately disaggregated. ASU 2024-03 is effective for the Corporation in the annual period beginning on January 1, 2027 and interim periods beginning on January 1, 2028 and can be applied on either a prospective or retrospective basis. The Corporation is evaluating the impact of ASU 2024-03 to its disclosures.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Comerica Incorporated and Subsidiaries

Assets and Liabilities Recorded at Fair Value on a Recurring Basis
The following tables present the recorded amount of assets and liabilities measured at fair value on a recurring basis as of December 31, 2024 and 2023.

(in millions)	Total	Level 1	Level 2	Level 3
December 31, 2024
Deferred compensation plan assets	$89	$89	$—	$—
Equity securities	46	46	—	—
Investment securities available-for-sale:
U.S. Treasury securities	1,277	1,277	—	—
Residential mortgage-backed securities (a)	9,076	—	9,076	—
Commercial mortgage-backed securities (a)	4,692	—	4,692	—
Total investment securities available-for-sale	15,045	1,277	13,768	—
Derivative assets:
Interest rate contracts	177	—	177	—
Energy contracts	416	—	416	—
Foreign exchange contracts	73	—	73	—
Total derivative assets	666	—	666	—
Total assets at fair value	$15,846	$1,412	$14,434	$—
Derivative liabilities:
Interest rate contracts	$335	$—	$335	$—
Energy contracts	400	—	400	—
Foreign exchange contracts	59	—	59	—
Other financial derivative liabilities	6	—	—	6
Total derivative liabilities	800	—	794	6
Deferred compensation plan liabilities	91	91	—	—
Total liabilities at fair value	$891	$91	$794	$6
December 31, 2023
Deferred compensation plan assets	$104	$104	$—	$—
Equity securities	39	39	—	—
Investment securities available-for-sale:
U.S. Treasury securities	1,605	1,605	—	—
Residential mortgage-backed securities (a)	10,519	—	10,519	—
Commercial mortgage-backed securities (a)	4,745	—	4,745	—
Total investment securities available-for-sale	16,869	1,605	15,264	—
Derivative assets:
Interest rate contracts	225	—	225	—
Energy contracts	758	—	758	—
Foreign exchange contracts	36	—	36	—
Total derivative assets	1,019	—	1,019	—
Total assets at fair value	$18,031	$1,748	$16,283	$—
Derivative liabilities:
Interest rate contracts	$435	$—	$435	$—
Energy contracts	736	—	736	—
Foreign exchange contracts	35	—	35	—
Other financial derivative liabilities	12	—	—	12
Total derivative liabilities	1,218	—	1,206	12
Deferred compensation plan liabilities	104	104	—	—
Total liabilities at fair value	$1,322	$104	$1,206	$12
(a)Issued and/or guaranteed by U.S. government agencies or U.S. government-sponsored enterprises.
There were no transfers of assets or liabilities recorded at fair value on a recurring basis into or out of Level 3 fair value measurements during the years ended December 31, 2024 and 2023.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Comerica Incorporated and Subsidiaries

The following table summarizes the changes in Level 3 assets and liabilities measured at fair value on a recurring basis for the years ended December 31, 2024 and 2023.

		Net Realized/Unrealized Gains (Pretax) Recorded in Earnings (a)
	Balance at Beginning of Period			Balance at End of Period
(in millions)		Realized	Unrealized
Year Ended December 31, 2024
Derivative liabilities:
Other financial derivative liabilities	$(12)	$6	$—	$(6)
Year Ended December 31, 2023
Derivative liabilities:
Other financial derivative liabilities	$(12)	$—	$—	$(12)
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
The following table presents assets recorded at fair value on a nonrecurring basis at December 31, 2024 and 2023. No liabilities were recorded at fair value on a nonrecurring basis at December 31, 2024 and 2023.

(in millions)	Level 3
December 31, 2024
Loans:
Commercial	$69
Commercial mortgage	86
Residential mortgage	3
Total loans	158
Loans held-for-sale	216
Other real estate	3
Total assets at fair value	$377
December 31, 2023
Loans:
Commercial	$12
Commercial mortgage	16
International	16
Total loans	44
Loans held-for-sale	231
Other real estate	5
Total assets at fair value	$280
Level 3 assets recorded at fair value on a nonrecurring basis at December 31, 2024 and December 31, 2023 included loans with a specific allowance and certain bank property held for sale, both measured based on the fair value of collateral. The unobservable inputs were the additional adjustments applied by management to the appraised values to reflect such factors as non-current appraisals and revisions to estimated time to sell. These adjustments are determined based on qualitative judgments made by management on a case-by-case basis and are not observable inputs, although they are used in the determination of fair value. At December 31, 2024 and December 31, 2023, loans held-for-sale classified as Level 3 represented loans held-for-sale in less liquid markets requiring significant management assumptions when determining fair value.

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
The carrying amount and estimated fair value of financial instruments not recorded at fair value in their entirety on a recurring basis on the Corporation’s Consolidated Balance Sheets are as follows:

	Carrying Amount	Estimated Fair Value
(in millions)		Total	Level 1	Level 2	Level 3
December 31, 2024
Assets
Cash and due from banks	$850	$850	$850	$—	$—
Interest-bearing deposits with banks	5,954	5,954	5,954	—	—
Other short-term investments	21	21	21	—	—
Total loans, net of allowance for loan losses (a)	49,849	49,436	—	—	49,436
Liabilities
Demand deposits	59,277	59,277	—	59,277	—
Time deposits	4,534	4,555	—	4,555	—
Total deposits	63,811	63,832	—	63,832	—
Medium- and long-term debt	6,673	6,780	—	6,780	—
Credit-related financial instruments	(64)	(64)	—	—	(64)
December 31, 2023
Assets
Cash and due from banks	$1,443	$1,443	$1,443	$—	$—
Interest-bearing deposits with banks	8,059	8,059	8,059	—	—
Other short-term investments	24	24	24	—	—
Total loans, net of allowance for loan losses (a)	51,425	50,633	—	—	50,633
Liabilities
Demand deposits	58,476	58,476	—	58,476	—
Time deposits	8,286	8,391	—	8,391	—
Total deposits	66,762	66,867	—	66,867	—
Short-term borrowings	3,565	3,565	3,565	—	—
Medium- and long-term debt	6,206	6,207	—	6,207	—
Credit-related financial instruments	(72)	(72)	—	—	(72)
(a)Included $158 million and $44 million of loans recorded at fair value on a nonrecurring basis at December 31, 2024 and 2023, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Comerica Incorporated and Subsidiaries

NOTE 3 - INVESTMENT SECURITIES
A summary of the Corporation’s investment securities follows:

(in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2024
Investment securities available-for-sale:
U.S. Treasury securities	$1,277	$1	$1	$1,277
Residential mortgage-backed securities (a)	11,380	—	2,304	9,076
Commercial mortgage-backed securities (a)	5,261	—	569	4,692
Total investment securities available-for-sale	$17,918	$1	$2,874	$15,045
December 31, 2023
Investment securities available-for-sale:
U.S. Treasury securities	$1,681	$—	$76	$1,605
Residential mortgage-backed securities (a)	12,607	—	2,088	10,519
Commercial mortgage-backed securities (a)	5,253	—	508	4,745
Total investment securities available-for-sale	$19,541	$—	$2,672	$16,869
(a)Issued and/or guaranteed by U.S. government agencies or U.S. government-sponsored enterprises.
A summary of the Corporation’s investment securities in an unrealized loss position as of December 31, 2024 and 2023 follows:

	Less than 12 Months		12 Months or more		Total
(in millions, except securities count)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Count
December 31, 2024
U.S. Treasury securities	$438	$—	$25	$1	$463	$1	7
Residential mortgage-backed securities (a)	—	—	9,074	2,304	9,074	2,304	913
Commercial mortgage-backed securities (a)	14	—	4,678	569	4,692	569	252
Total temporarily impaired securities	$452	$—	$13,777	$2,874	$14,229	$2,874	1,172
December 31, 2023
U.S. Treasury securities	$—	$—	$1,605	$76	$1,605	$76	19
Residential mortgage-backed securities (a)	10	—	10,507	2,088	10,517	2,088	978
Commercial mortgage-backed securities (a)	—	—	4,745	508	4,745	508	253
Total temporarily impaired securities	$10	$—	$16,857	$2,672	$16,867	$2,672	1,250
(a)Issued and/or guaranteed by U.S. government agencies or U.S. government-sponsored enterprises.
Unrealized losses on investment securities resulted from changes in market interest rates. The Corporation’s portfolio is comprised of securities issued or guaranteed by the U.S. government agencies or government-sponsored enterprises. As such, it is expected that the securities would not be settled at a price less than the amortized cost of the investments. Further, the Corporation does not intend to sell the investments, and it is not more-likely-than-not that it will be required to sell the investments before recovery of amortized costs. No allowance for credit losses was recorded on securities in an unrealized loss position at December 31, 2024 or December 31, 2023.
Interest receivable on investment securities totaled $38 million and $40 million at December 31, 2024 and 2023, respectively, and was included in accrued income and other assets on the Consolidated Balance Sheets. The investment securities portfolio included floating-rate securities with a fair value of $3 million and $4 million at December 31, 2024 and 2023, respectively.
During the year ended December 31, 2024, the Corporation repositioned a portion of its securities portfolio by selling $827 million of U.S. Treasury securities, resulting in a $19 million loss (reported as "net losses on debt securities" on the Consolidated Statements of Income), replacing them with higher-yielding U.S. Treasury securities. There were no sales, calls or write-downs of investment securities available-for-sale for the years ended December 31, 2023 or 2022.

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

(in millions)
December 31, 2024	Amortized Cost	Fair Value
Contractual maturity
Within one year	$306	$306
After one year through five years	1,312	1,292
After five years through ten years	5,119	4,564
After ten years	11,181	8,883
Total investment securities	$17,918	$15,045
At December 31, 2024, investment securities with a carrying value of $7.0 billion were pledged where permitted or required by law. Pledges included $6.0 billion to the Federal Home Loan Bank (FHLB) as collateral for current advances and potential future borrowings as well as $1.0 billion to secure $357 million of liabilities, consisting of trust deposits, deposits of public entities and state and local government agencies as well as derivative instruments. For information on FHLB borrowings, refer to Note 12.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Comerica Incorporated and Subsidiaries

NOTE 4 – CREDIT QUALITY AND ALLOWANCE FOR CREDIT LOSSES
The following table presents an aging analysis of the amortized cost basis of loans.

	Loans Past Due and Still Accruing
(in millions)	30-59 Days	60-89 Days	90 Days or More	Total	Nonaccrual Loans	Current Loans	Total Loans
December 31, 2024
Business loans:
Commercial	$50	$16	$13	$79	$125	$26,288	$26,492
Real estate construction:
Commercial Real Estate business line (a)	—	—	—	—	—	3,358	3,358
Other business lines (b)	—	—	—	—	—	322	322
Total real estate construction	—	—	—	—	—	3,680	3,680
Commercial mortgage:
Commercial Real Estate business line (a)	75	8	—	83	49	5,912	6,044
Other business lines (b)	11	7	31	49	69	8,331	8,449
Total commercial mortgage	86	15	31	132	118	14,243	14,493
Lease financing	12	—	—	12	1	709	722
International	—	—	—	—	—	952	952
Total business loans	148	31	44	223	244	45,872	46,339
Retail loans:
Residential mortgage	5	5	—	10	37	1,882	1,929
Consumer:
Home equity	11	3	—	14	27	1,761	1,802
Other consumer	16	—	—	16	—	453	469
Total consumer	27	3	—	30	27	2,214	2,271
Total retail loans	32	8	—	40	64	4,096	4,200
Total loans	$180	$39	$44	$263	$308	$49,968	$50,539
December 31, 2023
Business loans:
Commercial	$48	$14	$10	$72	$75	$27,104	$27,251
Real estate construction:
Commercial Real Estate business line (a)	—	—	—	—	—	4,570	4,570
Other business lines (b)	3	—	—	3	2	508	513
Total real estate construction	3	—	—	3	2	5,078	5,083
Commercial mortgage:
Commercial Real Estate business line (a)	5	—	—	5	18	4,704	4,727
Other business lines (b)	49	12	9	70	23	8,866	8,959
Total commercial mortgage	54	12	9	75	41	13,570	13,686
Lease financing	4	—	—	4	—	803	807
International	—	—	1	1	20	1,081	1,102
Total business loans	109	26	20	155	138	47,636	47,929
Retail loans:
Residential mortgage	10	6	—	16	19	1,854	1,889
Consumer:
Home equity	11	5	—	16	21	1,755	1,792
Other consumer	31	—	—	31	—	472	503
Total consumer	42	5	—	47	21	2,227	2,295
Total retail loans	52	11	—	63	40	4,081	4,184
Total loans	$161	$37	$20	$218	$178	$51,717	$52,113
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

	December 31, 2024
	Vintage Year
(in millions)	2024		2023		2022		2021	2020	Prior	Revolvers	Revolvers Converted to Term	Total
Business loans:
Commercial:
Pass (a)	$3,313	(b)	$2,129	(b)	$1,856	(b)	$1,127	$358	$1,192	$15,173	$15	$25,163
Criticized (b)	90		160		179		185	33	59	621	2	1,329
Total commercial	3,403		2,289		2,035		1,312	391	1,251	15,794	17	26,492
Commercial gross charge-offs	1		1		9		29	9	12	10	1	72
Real estate construction
Pass (a)	137		703		1,987		550	19	23	223	—	3,642
Criticized (b)	—		—		36		—	—	2	—	—	38
Total real estate construction	137		703		2,023		550	19	25	223	—	3,680
Commercial mortgage
Pass (a)	1,423		1,574		3,339		2,576	1,301	2,414	793	—	13,420
Criticized (b)	105		187		350		102	111	208	10	—	1,073
Total commercial mortgage	1,528		1,761		3,689		2,678	1,412	2,622	803	—	14,493
Commercial mortgage gross charge-offs	—		—		11		—	—	5	—	—	16
Lease financing
Pass (a)	262		226		38		80	30	80	—	—	716
Criticized (b)	3		1		1		—	—	1	—	—	6
Total lease financing	265		227		39		80	30	81	—	—	722
Lease financing gross charge-offs	1		—		3		—	—	—	—	—	4
International
Pass (a)	237		112		142		60	19	27	347	—	944
Criticized (b)	7		—		—		—	—	—	1	—	8
Total international	244		112		142		60	19	27	348	—	952
International gross charge-offs	1		—		—		—	—	—	—	—	1
Total business loans	5,577		5,092		7,928		4,680	1,871	4,006	17,168	17	46,339
Retail loans:
Residential mortgage
Pass (a)	181		236		274		349	415	434	—	—	1,889
Criticized (b)	5		1		4		2	4	24	—	—	40
Total residential mortgage	186		237		278		351	419	458	—	—	1,929
Consumer:
Home equity
Pass (a)	—		—		—		—	—	5	1,681	82	1,768
Criticized (b)	—		—		—		—	—	—	28	6	34
Total home equity	—		—		—		—	—	5	1,709	88	1,802
Other consumer
Pass (a)	30		10		28		7	6	41	345	—	467
Criticized (b)	—		—		2		—	—	—	—	—	2
Total other consumer	30		10		30		7	6	41	345	—	469
Other consumer gross charge-offs	1		—		—		—	—	1	—	—	2
Total consumer	30		10		30		7	6	46	2,054	88	2,271
Total retail loans	216		247		308		358	425	504	2,054	88	4,200
Total loans	$5,793		$5,339		$8,236		$5,038	$2,296	$4,510	$19,222	$105	$50,539
Table continues on the following page.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Comerica Incorporated and Subsidiaries

	December 31, 2023
	Vintage Year
	2023		2022		2021	2020	2019	Prior	Revolvers	Revolvers Converted to Term	Total
Business loans:
Commercial:
Pass (a)	$3,105	(b)	$3,013	(b)	$2,072	$593	$610	$1,033	$15,394	$13	$25,833
Criticized (b)	85		169		226	42	59	75	760	2	1,418
Total commercial	3,190		3,182		2,298	635	669	1,108	16,154	15	27,251
Commercial gross charge-offs	1		11		2	1	11	12	3	1	42
Real estate construction:
Pass (a)	503		2,205		1,581	329	43	36	288	—	4,985
Criticized (b)	2		53		34	2	7	—	—	—	98
Total real estate construction	505		2,258		1,615	331	50	36	288	—	5,083
Commercial mortgage:
Pass (a)	1,680		3,129		2,173	1,786	981	2,271	893	—	12,913
Criticized (b)	15		232		99	34	248	141	4	—	773
Total commercial mortgage	1,695		3,361		2,272	1,820	1,229	2,412	897	—	13,686
Commercial mortgage gross charge-offs	—		—		—	—	3	1	—	—	4
Lease financing
Pass (a)	173		319		110	47	34	94	—	—	777
Criticized (b)	5		8		3	3	7	4	—	—	30
Total lease financing	178		327		113	50	41	98	—	—	807
International
Pass (a)	286		168		89	35	76	2	415	—	1,071
Criticized (b)	15		2		7	—	—	6	1	—	31
Total international	301		170		96	35	76	8	416	—	1,102
International gross charge-offs	12		—		—	—	—	1	—	—	13
Total business loans	5,869		9,298		6,394	2,871	2,065	3,662	17,755	15	47,929
Retail loans:
Residential mortgage
Pass (a)	254		296		373	450	131	360	—	—	1,864
Criticized (b)	2		—		1	—	—	22	—	—	25
Total residential mortgage	256		296		374	450	131	382	—	—	1,889
Consumer:
Home equity
Pass (a)	—		—		—	—	—	8	1,695	59	1,762
Criticized (b)	—		—		—	—	—	—	28	2	30
Total home equity	—		—		—	—	—	8	1,723	61	1,792
Home equity gross charge-offs	—		—		—	—	—	—	2	—	2
Other consumer
Pass (a)	23		38		22	8	4	46	362	—	503
Total other consumer	23		38		22	8	4	46	362	—	503
Other consumer gross charge-offs	—		—		—	—	1	—	—	—	1
Total consumer	23		38		22	8	4	54	2,085	61	2,295
Total retail loans	279		334		396	458	135	436	2,085	61	4,184
Total loans	$6,148		$9,632		$6,790	$3,329	$2,200	$4,098	$19,840	$76	$52,113
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Comerica Incorporated and Subsidiaries

Loan interest receivable totaled $266 million and $313 million at December 31, 2024 and 2023, respectively, and was included in accrued income and other assets on the Consolidated Balance Sheets.
Allowance for Credit Losses
The following table details the changes in the allowance for credit losses.

	2024			2023			2022
(in millions)	Business Loans	Retail Loans	Total	Business Loans	Retail Loans	Total	Business Loans	Retail Loans	Total
Years Ended December 31,
Balance at beginning of period:
Allowance for loan losses	$620	$68	$688	$541	$69	$610	$531	$57	$588
Allowance for credit losses on lending-related commitments	31	9	40	40	11	51	24	6	30
Allowance for credit losses	651	77	728	581	80	661	555	63	618
Loan charge-offs	(93)	(2)	(95)	(59)	(3)	(62)	(65)	(3)	(68)
Recoveries on loans previously charged-off	41	2	43	38	2	40	47	4	51
Net loan (charge-offs) recoveries	(52)	—	(52)	(21)	(1)	(22)	(18)	1	(17)
Provision for credit losses:
Provision for loan losses	57	(3)	54	100	—	100	28	11	39
Provision for credit losses on lending-related commitments	(3)	(2)	(5)	(9)	(2)	(11)	16	5	21
Provision for credit losses	54	(5)	49	91	(2)	89	44	16	60
Balance at end of period:
Allowance for loan losses	625	65	690	620	68	688	541	69	610
Allowance for credit losses on lending-related commitments	28	7	35	31	9	40	40	11	51
Allowance for credit losses	$653	$72	$725	$651	$77	$728	$581	$80	$661
Allowance for loan losses as a percentage of total loans	1.35%	1.55%	1.37%	1.29%	1.63%	1.32%	1.10%	1.67%	1.14%
Allowance for credit losses as a percentage of total loans	1.41	1.73	1.44	1.36	1.85	1.40	1.18	1.96	1.24

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Comerica Incorporated and Subsidiaries

Nonaccrual Loans
The following table presents additional information regarding nonaccrual loans. Interest income of $16 million, $9 million and $12 million was recognized on nonaccrual loans for the years ended December 31, 2024, 2023 and 2022, respectively.

(in millions)	Nonaccrual Loans with No Related Allowance	Nonaccrual Loans with Related Allowance	Total Nonaccrual Loans
December 31, 2024
Business loans:
Commercial	$9	$116	$125
Commercial mortgage:
Commercial Real Estate business line (b)	—	49	49
Other business lines (a)	7	62	69
Total commercial mortgage	7	111	118
Lease financing	—	1	1
Total business loans	16	228	244
Retail loans:
Residential mortgage	37	—	37
Consumer:
Home equity	27	—	27
Total consumer	27	—	27
Total retail loans	64	—	64
Total nonaccrual loans	$80	$228	$308
December 31, 2023
Business loans:
Commercial	$47	$28	$75
Real estate construction:
Other business lines (a)	2	—	2
Commercial mortgage:
Commercial Real Estate business line (b)	—	18	18
Other business lines (a)	17	6	23
Total commercial mortgage	17	24	41
International	3	17	20
Total business loans	69	69	138
Retail loans:
Residential mortgage	19	—	19
Consumer:
Home equity	21	—	21
Total consumer	21	—	21
Total retail loans	40	—	40
Total nonaccrual loans	$109	$69	$178
(a)Primarily loans secured by owner-occupied real estate.
(b)Primarily loans to real estate developers.

Foreclosed Properties
Foreclosed properties were insignificant at December 31, 2024 and December 31, 2023. Retail loans secured by residential real estate properties in process of foreclosure included in nonaccrual loans were $4 million at December 31, 2024 and insignificant at December 31, 2023.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Comerica Incorporated and Subsidiaries

Loan Modifications Made to Borrowers Experiencing Financial Difficulty
The following table displays the amortized cost basis of loan modifications made to borrowers experiencing financial difficulty that were restructured, by type of modification.

(in millions)	Term Extension (a)	Payment Delay (a)	Interest Rate Reduction	Combinations (b)	Total	Percent of Total Class
Year Ended December 31, 2024
Business loans:
Commercial	$199	$—	$—	$28	$227	0.86%
Commercial mortgage:
Other business lines (c)	40	—	—	—	40	0.47
Total commercial mortgage	40	—	—	—	40	0.27
International	1	—	—	4	5	0.54
Total business loans	240	—	—	32	272	0.59
Retail loans:
Residential mortgage	5	—	—	—	5	0.26
Consumer:
Home equity	—	3	5	2	10	0.58
Total consumer	—	3	5	2	10	0.46
Total retail loans	5	3	5	2	15	0.37
Total loans	$245	$3	$5	$34	$287	0.57%
Year Ended December 31, 2023
Business loans:
Commercial	$92	$20	$10	$2	$124	0.46%
Real estate construction:
Other business lines (c)	10	—	—	—	10	1.92
Total real estate construction	10	—	—	—	10	0.19
Commercial mortgage:
Other business lines (c)	15	—	—	10	25	0.28
Total commercial mortgage	15	—	—	10	25	0.18
Total business loans	117	20	10	12	159	0.33
Retail loans:
Consumer:
Home equity	1	—	1	1	3	0.16
Total consumer	1	—	1	1	3	0.13
Total retail loans	1	—	1	1	3	0.07
Total loans	$118	$20	$11	$13	$162	0.31%
(a)Represents loan balances where terms were extended or payments were delayed by a more than an insignificant time period, typically more than 180 days, at or above contractual interest rates. See Note 1 to the consolidated financial statements for further information.
(b)Relates to FDMs where more than one type of modification was made. For the year ended December 31, 2024, this primarily related to modifications where the payment was delayed and the term was extended. For the year ended December 31, 2023, this primarily related to modifications where the interest was reduced and the term was extended.
(c)Primarily loans secured by owner-occupied real estate.
There was no commitment to lend additional funds to borrowers experiencing financial difficulty whose terms had been restructured at December 31, 2024 and December 31, 2023.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Comerica Incorporated and Subsidiaries

The following table summarizes the financial impacts of loan modifications made to specific loans.

	Weighted-Average Term Extension (in months)	Weighted-Average Interest Rate Reduction
Year Ended December 31, 2024
Business loans:
Commercial	12.7	(1.21)%
Commercial mortgage:
Other business lines (a)	14.1	—
Total commercial mortgage	14.1	—
International	46.1	—
Total business loans	13.6	(1.21)
Retail loans:
Residential mortgage	95.1	—
Consumer:
Home equity	117.0	(3.97)
Total consumer	117.0	(3.97)
Total retail loans	102.2	(3.97)
Total loans	15.9	(2.20)
Year Ended December 31, 2023
Business loans:
Commercial	10.4	(2.01)%
Real estate construction:
Other business lines (a)	9.3	—
Total real estate construction	9.3	—
Commercial mortgage:
Other business lines (a)	17.6	(0.68)
Total commercial mortgage	17.6	(0.68)
Total business loans	11.7	(1.35)
Retail loans:
Consumer:
Home equity	145.4	(3.01)
Total consumer	145.4	(3.01)
Total retail loans	145.4	(3.01)
Total loans	13.1	(1.49)%
(a)Primarily loans secured by owner-occupied real estate.
During the year ended December 31, 2024, modifications to borrowers experiencing financial difficulty included restructurings with other-than-insignificant payment delays of $4 million in the Commercial category, $2 million in the International category and $3 million in the Home Equity category, compared to $6 million in the Commercial category at December 31, 2023.
On an ongoing basis, the Corporation monitors the performance of modified loans related to their restructured terms. Of the loans restructured during the year, $10 million were past due at December 31, 2024 compared to all being current at December 31, 2023. Nonperforming restructured loans are classified as nonaccrual loans and are individually evaluated in the allowance for loan losses.
For restructured loans, a subsequent payment default is defined in terms of delinquency, when a principal or interest payment is 90 days past due or classified into nonaccrual status during the reporting period. Of the loans restructured during the 12 month period ended December 31, 2024, there were $13 million of Commercial loans that subsequently defaulted. There were no subsequent defaults as of December 31, 2023 of loans restructured during that 12 month period.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Comerica Incorporated and Subsidiaries

NOTE 5 - SIGNIFICANT GROUP CONCENTRATIONS OF CREDIT RISK
Concentrations of credit risk may exist when a number of borrowers are engaged in similar activities, or activities in the same geographic region, and have similar economic characteristics that would cause them to be similarly impacted by changes in economic or other conditions. Concentrations of both on-balance sheet and off-balance sheet credit risk are controlled and monitored as part of credit policies. The Corporation is a regional financial services holding company with a geographic concentration of its on-balance-sheet and off-balance-sheet activities in five primary geographic markets - Texas, California, Michigan, Arizona and Florida - and secondarily in several mountain, southeastern and other states, and in Canada and Mexico.
At December 31, 2024, the Corporation's concentration of credit risk with the commercial real estate industry, which includes a portfolio of real estate construction and commercial mortgage loans, represented 36 percent of total loans. The following table summarizes the Corporation's commercial real estate loan portfolio by loan category.

(in millions)
December 31	2024	2023
Real estate construction loans:
Commercial Real Estate business line (a)	$3,358	$4,570
Other business lines (b)	322	513
Total real estate construction loans	3,680	5,083
Commercial mortgage loans:
Commercial Real Estate business line (a)	6,044	4,727
Other business lines (b)	8,449	8,959
Total commercial mortgage loans	14,493	13,686
Total commercial real estate loans	$18,173	$18,769
Total unused commitments on commercial real estate loans	$3,130	$4,382
(a)Primarily loans to real estate developers.
(b)Primarily loans secured by owner-occupied real estate.

The Corporation also has a concentration of credit risk with the automotive industry, which represented 12 percent of total loans at December 31, 2024. Outstanding loans, included in commercial loans on the Consolidated Balance Sheets, and total exposure (outstanding loans, unused commitments and standby letters of credit) to companies related to the automotive industry were as follows:

(in millions)
December 31	2024	2023
Automotive loans:
Production	$764	$848
Dealer	5,513	6,191
Total automotive loans	$6,277	$7,039
Total automotive exposure:
Production	$1,661	$1,744
Dealer	8,675	10,418
Total automotive exposure	$10,336	$12,162

NOTE 6 - PREMISES AND EQUIPMENT
A summary of premises and equipment by major category follows:

(in millions)
December 31	2024	2023
Land	$78	$81
Buildings and improvements	804	768
Furniture and equipment	476	536
Total cost	1,358	1,385
Less: Accumulated depreciation and amortization	(885)	(940)
Net book value	$473	$445
The Corporation conducts a portion of its business from leased facilities and leases certain equipment. Refer to Note 25 for more information on leased facilities and equipment.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Comerica Incorporated and Subsidiaries

Other assets included unamortized capitalized software costs of $137 million and $106 million at December 31, 2024 and 2023, respectively. Noninterest expenses included software amortization expense of $28 million, $26 million and $25 million for the years ending December 31, 2024, 2023 and 2022, respectively.

NOTE 7 - GOODWILL AND INTANGIBLES
The following table summarizes the carrying value of goodwill by reporting unit for the years ended December 31, 2024 and 2023.

(in millions)
December 31	2024	2023
Commercial Bank	$473	$473
Retail Bank	101	101
Wealth Management	61	61
Total	$635	$635
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
In 2024 and 2023, the annual test of goodwill impairment was performed as of the beginning of the third quarter. In the 2024 period, a qualitative assessment resulted in the Corporation determining goodwill was not impaired, as it was more likely than not that the fair value of each reporting unit exceeded its carrying value. In the 2023 period, a quantitative assessment resulted in the Corporation determining that goodwill was not impaired, as the estimated fair value of the reporting units were each greater than their respective carrying values.
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
Included in the fair value of derivative instruments are credit valuation adjustments reflecting counterparty credit risk. These adjustments are determined by applying a credit spread for the counterparty or the Corporation, as appropriate, to the total expected exposure of the derivative. Master netting arrangements effectively reduce credit valuation adjustments by permitting settlement of positive and negative positions and offset cash collateral held with the same counterparty on a net basis. Bilateral collateral agreements require daily exchange of cash or highly rated securities issued by the U.S. Treasury or other U.S. government entities to collateralize amounts due to either party. At December 31, 2024, counterparties with bilateral

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Comerica Incorporated and Subsidiaries

collateral agreements deposited $85 million of cash with the Corporation to secure the fair value of contracts in an unrealized gain position, and the Corporation had pledged $2 million of marketable investment securities and posted an insignificant amount of cash as collateral for contracts in an unrealized loss position. For those counterparties not covered under bilateral collateral agreements, collateral is obtained, if deemed necessary, based on the results of management’s credit evaluation of the counterparty. Collateral varies, but may include cash, investment securities, accounts receivable, equipment or real estate.
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
The following table presents the composition of the Corporation’s derivative instruments held or issued for risk management purposes or in connection with customer-initiated and other activities at December 31, 2024 and 2023. The table excludes a derivative related to the Corporation's 2008 sale of its remaining ownership of Visa shares and includes accrued interest receivable and payable.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Comerica Incorporated and Subsidiaries

	December 31, 2024			December 31, 2023
		Fair Value			Fair Value
(in millions)	Notional/ Contract Amount (a)	Gross Derivative Assets	Gross Derivative Liabilities	Notional/ Contract Amount (a)	Gross Derivative Assets	Gross Derivative Liabilities
Risk management purposes
Derivatives designated as hedging instruments
Interest rate contracts:
Fair value swaps - receive fixed/pay floating	$6,800	$—	$—	$6,300	$—	$—
Cash flow swaps - receive fixed/ pay floating (b)	23,350	—	3	24,850	—	8
Derivatives used as economic hedges
Foreign exchange contracts:
Spot, forwards and swaps	453	3	—	560	1	3
Total risk management purposes	30,603	3	3	31,710	1	11
Customer-initiated and other activities
Interest rate contracts:
Caps and floors written	1,781	—	12	1,577	—	18
Caps and floors purchased	1,781	12	—	1,577	18	—
Swaps	19,189	165	320	19,316	207	409
Total interest rate contracts	22,751	177	332	22,470	225	427
Energy contracts:
Caps and floors written	3,460	—	201	3,719	3	291
Caps and floors purchased	3,460	202	—	3,719	292	3
Swaps	6,338	214	199	6,368	463	442
Total energy contracts	13,258	416	400	13,806	758	736
Foreign exchange contracts:
Spot, forwards, options and swaps	3,117	70	59	2,751	35	32
Total customer-initiated and other activities	39,126	663	791	39,027	1,018	1,195
Total gross derivatives	$69,729	666	794	$70,737	1,019	1,206
Amounts offset in the Consolidated Balance Sheets:
Netting adjustment - Offsetting derivative assets/liabilities		(330)	(330)		(311)	(311)
Netting adjustment - Cash collateral received/posted		(80)	—		(143)	(13)
Net derivatives included in the Consolidated Balance Sheets (c)		256	464		565	882
Amounts not offset in the Consolidated Balance Sheets:
Marketable securities pledged under bilateral collateral agreements		(143)	(2)		(501)	(4)
Net derivatives after deducting amounts not offset in the Consolidated Balance Sheets		$113	$462		$64	$878
(a)Notional or contractual amounts, which represent the extent of involvement in the derivatives market, are used to determine the contractual cash flows required in accordance with the terms of the agreement. These amounts are typically not exchanged, significantly exceed amounts subject to credit or market risk and are not reflected on the Consolidated Balance Sheets.
(b)December 31, 2023 included $2 billion of forward starting swaps that became effective on their contractual start dates in 2024. There were no forward starting swaps at December 31, 2024.
(c)Net derivative assets are included in accrued income and other assets and net derivative liabilities are included in accrued expenses and other liabilities on the Consolidated Balance Sheets. Included in the fair value of net derivative assets and net derivative liabilities are credit valuation adjustments reflecting counterparty credit risk and credit risk of the Corporation. The fair value of net derivative assets included credit valuation adjustments for counterparty credit risk of $1 million and $3 million at December 31, 2024 and 2023, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Comerica Incorporated and Subsidiaries

Risk Management
The Corporation's derivative instruments used for managing interest rate risk include cash flow hedging strategies that convert variable-rate loans to fixed rates and fair value hedging strategies that convert fixed-rate medium-and long-term debt to variable rates. Interest and fees on loans included net expense from cash flow swaps of $637 million, $602 million and $25 million for the years ended December 31, 2024, 2023 and 2022, respectively.
The following table details the effects of fair value hedging on the Consolidated Statements of Comprehensive Income.

(in millions)	Interest on Medium- and Long-Term Debt
Years Ended December 31	2024	2023	2022
Total interest on medium-and long-term debt (a)	$463	$378	$87
Fair value hedging relationships:
Interest rate contracts:
Hedged items	335	265	112
Derivatives designated as hedging instruments	128	113	(25)
(a)Includes the effects of hedging.
The following tables summarize the expected weighted average remaining maturity of the notional amount of risk management interest rate swaps, the weighted average interest rates associated with amounts expected to be received or paid on interest rate swap agreements, and for fair value swaps, the carrying amount of the related hedged items, as of December 31, 2024 and 2023.
Cash flow swaps - receive fixed/pay floating rate on variable-rate loans (a)

(dollar amounts in millions)	December 31, 2024	December 31, 2023
Weighted average:
Time to maturity (in years)	3.1	3.9
Receive rate (b)	2.55%	2.43%
Pay rate (b), (c)	4.55	5.38
(a)December 31, 2023 included $7.0 billion of de-designated interest rate swaps.
(b)Excludes 2.0 billion of forward starting swaps not effective as of December 31, 2023. There were no forward starting swaps at December 31, 2024.
(c)Variable rates paid on receive fixed swaps designated as cash flow hedges were based on SOFR rates in effect at December 31, 2024 and BSBY or SOFR rates in effect at December 31, 2023.
Fair value swaps - receive fixed/pay floating rate on medium- and long-term debt

(dollar amounts in millions)	December 31, 2024	December 31, 2023
Carrying value of hedged items (a)	$6,673	$6,206
Weighted average:
Time to maturity (in years)	2.6	3.1
Receive rate	3.77%	3.67%
Pay rate (b)	4.80	5.74
(a)Included $(122) million and $(93) million of cumulative hedging adjustments at December 31, 2024 and 2023, respectively, which included $2 million and $3 million, respectively, of hedging adjustment on a discontinued hedging relationship.
(b)Floating rates paid on receive fixed swaps designated as fair value hedges were based on SOFR rates in effect at December 31, 2024 and December 31, 2023.
Re-designated Interest Rate Swaps and Price Alignment Income
On November 15, 2023, the Bloomberg Index Services Limited (Bloomberg) announced that it would discontinue publishing the Bloomberg Short-Term Bank Yield Index (BSBY) on November 15, 2024; accordingly, the Corporation was required to “de-designate” $7.0 billion of interest rate swaps used in cash flow hedges of certain BSBY-indexed loans and reclassify amounts recognized in accumulated other comprehensive income into earnings. A total of $130 million in net losses were included in noninterest income as a result of the de-designations, consisting of $39 million during the first quarter 2024 and $91 million during the fourth quarter 2023. For each de-designated swap, settlement of interest payments and changes in fair value were recorded as risk management hedging losses within noninterest income instead of net interest income until re-designation. All impacted swaps were re-designated as of April 1, 2024.
Amounts in accumulated other comprehensive income related to cash flows that continued to be probable of occurring were amortized out of accumulated other comprehensive income and into earnings, which resulted in pre-tax losses of $177 million recorded in interest and fees on loans during the year ended December 31, 2024. Additionally, the fair value of swaps at

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Comerica Incorporated and Subsidiaries

re-designation date were accreted back into accumulated other comprehensive income, resulting in a benefit of $170 million for the year ended December 31, 2024. The amortization of probable cash flows and fair value accretion, as well as settlements no longer recognized through margin before re-designation, resulted in an overall $7 million increase to net interest income for the year ended December 31, 2024.
BSBY cessation and the related de-designation and re-designation of interest rate swaps led to a net increase in accumulated other comprehensive income of $24 million for the year ended December 31, 2024, compared to $68 million for the year ended December 31, 2023.
For more information on accumulated net losses on cash flow hedges, refer to Note 14.
Price Alignment Income
Risk management hedging income (loss) also includes price alignment income, which is income received on payments made to a central clearing party for centrally cleared derivatives. Positions are settled daily based on derivative fair values and the party receiving net settlement amounts pays price alignment, based on an earning rate, to the party making settlement payments. Price alignment income totaled $46 million for the year ended December 31, 2024, $51 million for the year ended December 31, 2023 and $8 million for the year ended December 31, 2022.
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

	Years Ended December 31,
(in millions)	2024	2023	2022
Interest rate contracts	$21	$22	$34
Energy contracts	19	25	28
Foreign exchange contracts	47	51	47
Total	$87	$98	$109
Credit-Related Financial Instruments
The Corporation issues off-balance sheet financial instruments in connection with commercial and consumer lending activities. The Corporation’s credit risk associated with these instruments is represented by the contractual amounts indicated in the following table.

(in millions)
December 31	2024	2023
Unused commitments to extend credit:
Commercial and other	$24,342	$27,303
Bankcard, revolving credit and home equity loan commitments	4,055	4,082
Total unused commitments to extend credit	$28,397	$31,385
Standby letters of credit	$4,138	$3,586
Commercial letters of credit	12	48
The Corporation maintains an allowance to cover current expected credit losses inherent in lending-related commitments, including unused commitments to extend credit, letters of credit and financial guarantees. The allowance for credit losses on lending-related commitments, included in accrued expenses and other liabilities on the Consolidated Balance Sheets, was $35 million and $40 million at December 31, 2024 and 2023, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Comerica Incorporated and Subsidiaries

Unused Commitments to Extend Credit
Commitments to extend credit are legally binding agreements to lend to a customer, provided there is no violation of any condition established in the contract. These commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many commitments expire without being drawn upon, the total contractual amount of commitments does not necessarily represent future cash requirements of the Corporation. Commercial and other unused commitments are primarily variable rate commitments. The allowance for credit losses on lending-related commitments included $30 million and $38 million at December 31, 2024 and 2023, respectively, for expected credit losses inherent in the Corporation’s unused commitments to extend credit.
Standby and Commercial Letters of Credit
Standby letters of credit represent conditional obligations of the Corporation which guarantee the performance of a customer to a third party. Standby letters of credit are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing and similar transactions. Commercial letters of credit are issued to finance foreign or domestic trade transactions. These contracts expire in decreasing amounts through the year 2035. The Corporation may enter into participation arrangements with third parties that effectively reduce the maximum amount of future payments which may be required under standby and commercial letters of credit. These risk participations covered $223 million and $85 million at December 31, 2024 and 2023, respectively, of the $4.2 billion and $3.6 billion of standby and commercial letters of credit outstanding at December 31, 2024 and 2023, respectively.
The carrying value of the Corporation’s standby and commercial letters of credit, included in accrued expenses and other liabilities on the Consolidated Balance Sheets, totaled $34 million at December 31, 2024, including $29 million in deferred fees and $5 million in the allowance for credit losses on lending-related commitments. At December 31, 2023, the comparable amounts were $34 million, $32 million and $2 million, respectively.
The following table presents a summary of criticized standby and commercial letters of credit at December 31, 2024 and 2023. The Corporation's criticized list is consistent with the Special Mention, Substandard and Doubtful categories defined by regulatory authorities. The Corporation manages credit risk through underwriting, periodically reviewing and approving its credit exposures using Board committee approved credit policies and guidelines.

(dollar amounts in millions)	December 31, 2024	December 31, 2023
Total criticized standby and commercial letters of credit	$37	$50
As a percentage of total outstanding standby and commercial letters of credit	0.9%	1.4%
Other Credit-Related Financial Instruments
The Corporation enters into credit risk participation agreements, under which the Corporation assumes credit exposure associated with a borrower’s performance related to certain interest rate derivative contracts. The Corporation is not a party to the interest rate derivative contracts and only enters into these credit risk participation agreements in instances in which the Corporation is also a party to the related loan participation agreement for such borrowers. The Corporation manages its credit risk on the credit risk participation agreements by monitoring the creditworthiness of the borrowers, which is based on the normal credit review process as if the Corporation had entered into the derivative instruments directly with the borrower. The notional amount of such credit risk participation agreements reflects the pro-rata share of the derivative instrument, consistent with its share of the related participated loan. The total notional amount of the credit risk participation agreements was approximately $1.1 billion and $1.0 billion at December 31, 2024 and 2023, respectively, and the fair value was insignificant at December 31, 2024 and December 31, 2023. The maximum estimated exposure to these agreements, as measured by projecting a maximum value of the guaranteed derivative instruments as of the balance sheet date, assuming 100 percent default by all obligors on the maximum values, was $1 million and $2 million at December 31, 2024 and December 31, 2023, respectively. In the event of default, the lead bank has the ability to liquidate the assets of the borrower, in which case the lead bank would be required to return a percentage of the recouped assets to the participating banks. As of December 31, 2024, the weighted average remaining maturity of outstanding credit risk participation agreements was 4.6 years.
In 2008, the Corporation sold its remaining ownership of Visa Class B shares and entered into a derivative contract. Under the terms of the derivative contract, the Corporation will compensate the counterparty primarily for dilutive adjustments made to the conversion factor of the Visa Class B shares to Class A shares based on the ultimate outcome of litigation involving Visa. Conversely, the Corporation will be compensated by the counterparty for any increase in the conversion factor from anti- dilutive adjustments. The fair value of the derivative liability, included in accrued expenses and other liabilities on the Consolidated Balance Sheets, was $6 million and $12 million at December 31, 2024 and December 31, 2023, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Comerica Incorporated and Subsidiaries

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
The Corporation accounts for its interests in LIHTC entities and, upon adoption of ASU 2023-02 as discussed in Note 1, other tax credit entities that meet certain criteria using the proportional amortization method. Ownership interests in tax credit entities that do not qualify for the proportional amortization method are accounted for under either the cost or equity method. Exposure to loss as a result of the Corporation’s involvement in entities using the proportional amortization method was limited to $566 million and none for other tax credit entities at December 31, 2024.
Investment balances, including all legally binding commitments to fund future investments that are accounted for using the proportional amortization method, are included in accrued income and other assets on the Consolidated Balance Sheets. A liability is recognized in accrued expenses and other liabilities on the Consolidated Balance Sheets for all legally binding unfunded commitments to fund tax credit entities that are accounted for using the proportional amortization method ($238 million at December 31, 2024). Amortization and other write-downs of tax credit investments for which the proportional amortization method is applied are presented on a net basis as a component of the provision for income taxes on the Consolidated Statements of Income, while amortization and write-downs of other tax credit investments are recorded in other noninterest income. The income tax credits and deductions are recorded as a reduction of income tax expense and a reduction of federal income taxes payable. The cash flows related to the total income tax benefits are presented in the "net income," "benefit for deferred income taxes" and "other, net" line items within the operating activities section of the Consolidated Statements of Cash Flows.
The Corporation provided no financial or other support that was not contractually required to any of the above VIEs during the years ended December 31, 2024, 2023 and 2022.
The following table summarizes the impact of these tax credit entities on the Corporation’s Consolidated Statements of Income.

(in millions)
Years Ended December 31	2024
Provision for income taxes:
Amortization of investments	$76
Tax credits	(75)
Other income tax benefits related to tax credit entities	(16)
Total provision for income taxes	$(15)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Comerica Incorporated and Subsidiaries

Prior to the adoption of ASU 2023-02, only LIHTC investments qualified for the proportional amortization method of accounting. The following table summarizes the impact of these LIHTC entities on the Corporation’s Consolidated Statements of Comprehensive Income.

(in millions)
Years Ended December 31	2023	2022
Other noninterest income:
Amortization of other tax credit investments	$(4)	$—
Provision for income taxes:
Amortization of LIHTC investments	69	72
Low income housing tax credits	(65)	(68)
Other tax benefits related to tax credit entities	(21)	(18)
Total provision for income taxes	$(17)	$(14)

For further information on the Corporation’s consolidation policy, see Note 1.
NOTE 10 - DEPOSITS
At December 31, 2024, the scheduled maturities of certificates of deposit and other deposits with a stated maturity were as follows:

(in millions)
Years Ending December 31
2025	$4,455
2026	54
2027	14
2028	6
2029	2
Thereafter	3
Total	$4,534
A maturity distribution of domestic certificates of deposit of $100,000 and over follows:

(in millions)
December 31	2024	2023
Three months or less	$1,135	$1,083
Over three months to six months	1,040	1,052
Over six months to twelve months	263	359
Over twelve months	24	32
Total	$2,462	$2,526
The aggregate amount of domestic certificates of deposit that meet or exceed the current FDIC insurance limit of $250,000 was $1.4 billion and $1.3 billion at December 31, 2024 and 2023, respectively. All foreign office time deposits were in denominations of $250,000 or more and totaled $32 million and $13 million at December 31, 2024 and 2023, respectively.
NOTE 11 - SHORT-TERM BORROWINGS
Federal funds purchased generally mature within one to four days from the transaction date. Other short-term borrowings, which may consist of borrowed securities and short-term notes, generally mature within one to 120 days from the transaction date. At December 31, 2024, there were no short-term borrowings outstanding. At December 31, 2023, other short-term borrowings totaled $3.6 billion and primarily consisted of advances from the FHLB of Dallas, Texas. At December 31, 2024, the Bank had pledged loans totaling $20.3 billion to the FRB, which provided for up to $16.8 billion of collateralized borrowing through the discount window.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Comerica Incorporated and Subsidiaries

The following table provides a summary of short-term borrowings.

(dollar amounts in millions)	Federal Funds Purchased	Other Short-term Borrowings
December 31, 2024
Amount outstanding at year-end	$—	$—
Weighted average interest rate at year-end	—%	—%
Maximum month-end balance during the year	$37	$3,550
Average balance outstanding during the year	8	829
Weighted average interest rate during the year	5.28%	5.74%
December 31, 2023
Amount outstanding at year-end	$15	$3,550
Weighted average interest rate at year-end	5.30%	5.74%
Maximum month-end balance during the year	$19	$11,000
Average balance outstanding during the year	29	7,189
Weighted average interest rate during the year	4.77%	5.41%
December 31, 2022
Amount outstanding at year-end	$11	$3,200
Weighted average interest rate at year-end	4.32%	4.54%
Maximum month-end balance during the year	$1,106	$3,200
Average balance outstanding during the year	82	354
Weighted average interest rate during the year	3.28%	4.08%
NOTE 12 - MEDIUM- AND LONG-TERM DEBT
Medium- and long-term debt is summarized as follows:

(in millions)
December 31	2024	2023
Parent company
Subordinated notes:
3.80% subordinated notes due 2026	$243	$241
Medium- and long-term notes:
4.00% notes due 2029	519	523
5.982% notes due 2030	984	—
Total medium- and long-term notes	1,503	523
Total parent company	1,746	764
Subsidiaries
Subordinated notes:
4.00% subordinated notes due 2025	345	337
7.875% subordinated notes due 2026	157	162
5.332% subordinated notes due 2033	451	466
Total subordinated notes	953	965
Medium- and long-term notes:
2.50% notes due July 2024	—	489
Total medium- and long-term notes	—	489
Federal Home Loan Bank (FHLB) advances:
5.07% advance due 2025	1,000	995
4.79% advance due 2026	997	997
4.49% advance due 2027	992	999
4.49% advance due 2028	985	997
Total FHLB advances	3,974	3,988
Total subsidiaries	4,927	5,442
Total medium- and long-term debt	$6,673	$6,206
Fixed interest rates have been swapped to a variable rate and designated in a hedging relationship for all notes outstanding at both December 31, 2024 and 2023. Accordingly, carrying value has been adjusted to reflect the change in fair

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Comerica Incorporated and Subsidiaries

value of the debt as a result of changes in the benchmark rate. Subordinated notes with remaining maturities greater than one year qualify as Tier 2 capital.
Comerica Bank (the Bank), a wholly-owned subsidiary of Comerica, Incorporated, is a member of the FHLB, which provides short- and long-term funding to its members through advances collateralized by real estate-related assets. Borrowing capacity is contingent on the amount of collateral available to be pledged to the FHLB. At December 31, 2024, FHLB borrowings were $4.0 billion, with remaining capacity for future borrowing of $13.0 billion, secured by real estate-related loans totaling $22.5 billion and investment securities totaling $6.0 billion.
Unamortized debt issuance costs deducted from the carrying amount of medium- and long-term debt totaled $10 million and $6 million at December 31, 2024 and 2023, respectively.
At December 31, 2024, the principal maturities of medium- and long-term debt were as follows:

(in millions)
Years Ending December 31
2025	$1,350
2026	1,400
2027	1,000
2028	1,000
2029	550
Thereafter	1,500
Total	$6,800
NOTE 13 - SHAREHOLDERS’ EQUITY
During the year ended December 31, 2024, the Corporation repurchased 1.5 million shares at an average price paid of $63.50 per share under the share repurchase program initially authorized in 2010 by the Board of Directors of the Corporation. There is no expiration date for the share repurchase program. There were no repurchases of common stock under the share repurchase program in 2023.
At December 31, 2024, the Corporation had 4.7 million shares of common stock reserved for stock option exercises and restricted stock unit vesting.
In May 2020, the Corporation issued and sold 400,000 depositary shares, each representing a 1/100th ownership interest in a share of 5.625% Fixed-Rate Reset Non-Cumulative Perpetual Preferred Stock, Series A, without par value, with a liquidation preference of $100,000 per share (equivalent of 1,000 per depositary share). Holders of the depositary shares will be entitled to all proportional rights and preferences of the Series A preferred stock (including dividend, voting, redemption and liquidation rights). The $400 million issuance yielded $394 million in proceeds, net of underwriting discounts and offering expenses. Dividends on the Series A preferred stock accrue on a non-cumulative basis at an initial fixed rate per annum of 5.625% and are payable in arrears when, as and if authorized by the Corporation’s Board of Directors or a duly authorized committee of the Board and declared by the Corporation, on the first day of January, April, July and October of each year, and commenced on October 1, 2020. Beginning on October 1, 2025 and every five years thereafter, the per annum dividend rate on outstanding shares of Series A preferred stock will reset and equal the then-current five-year Treasury rate plus 5.291%. Under the terms of the Series A preferred stock, the ability of the Corporation to pay dividends on, make distributions with respect to, or to repurchase, redeem or acquire its common stock or any other stock ranking on parity with or junior to the Series A preferred stock, is subject to restrictions in the event that the Corporation does not declare and either pay or set aside a sum sufficient for payment of dividends on the Series A preferred stock for the immediately preceding dividend period. The Series A preferred stock is perpetual and has no maturity date, but is redeemable by the Corporation at specified times subject to regulatory considerations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Comerica Incorporated and Subsidiaries

NOTE 14 - ACCUMULATED OTHER COMPREHENSIVE LOSS
The following table presents a reconciliation of the changes in the components of accumulated other comprehensive loss and details the components of other comprehensive (loss) income for the years ended December 31, 2024, 2023 and 2022, including the amount of income tax (benefit) expense allocated to each component of other comprehensive (loss) income.

(in millions)
Years Ended December 31	2024	2023	2022
Accumulated net unrealized losses on investment securities:
Balance at beginning of period, net of tax	$(2,043)	$(2,319)	$(99)
Net unrealized holding (losses) gains arising during the period	(182)	361	(2,903)
Less: (Benefit) provision for income taxes	(43)	85	(683)
Net unrealized holding (losses) gains arising during the period, net of tax	(139)	276	(2,220)
Less:
Net realized losses included in net securities losses	19	—	—
Less: Benefit for income taxes	4	—	—
Reclassification adjustment for net securities losses included in net income, net of tax	15	—	—
Change in net unrealized losses on investment securities, net of tax	(154)	276	(2,220)
Balance at end of period, net of tax	$(2,197)	$(2,043)	$(2,319)
Accumulated net losses on cash flow hedges:
Balance at beginning of period, net of tax	$(605)	$(942)	$55
Net cash flow hedge (losses) gains arising during the period	(624)	34	(1,329)
Reclassification of loss related to de-designation of derivatives to other noninterest income	—	(195)	—
Less: Benefit for income taxes	(181)	(38)	(313)
Change in net cash flow hedge losses arising during the period, net of tax	(443)	(123)	(1,016)
Less:
Net cash flow losses included in interest and fees on loans	(629)	(576)	(25)
Net amortization of unrealized losses related to de-designated derivatives included in interest and fees on loans	(8)	(26)	—
Less: Benefit for income taxes	(185)	(142)	(6)
Reclassification adjustment for net cash flow hedge losses included in net income, net of tax	(452)	(460)	(19)
Change in net cash flow hedge losses, net of tax	9	337	(997)
Balance at end of period, net of tax (a)	$(596)	$(605)	$(942)
Accumulated defined benefit pension and other postretirement plans adjustment:
Balance at beginning of period, net of tax	$(400)	$(481)	$(168)
Actuarial gain (loss) arising during the period	35	96	(415)
Less: Provision (benefit) for income taxes	8	25	(98)
Net defined benefit pension and other postretirement plans adjustment arising during the period, net of tax	27	71	(317)
Amounts recognized in other noninterest expenses:
Amortization of actuarial net loss	27	36	28
Amortization of prior service credit	(22)	(23)	(23)
Total amounts recognized in other noninterest expenses	5	13	5
Less: Provision for income taxes	—	3	1
Adjustment for amounts recognized as components of net periodic benefit credit during the period, net of tax	5	10	4
Change in defined benefit pension and other postretirement plans adjustment, net of tax	32	81	(313)
Balance at end of period, net of tax	$(368)	$(400)	$(481)
Total accumulated other comprehensive loss at end of period, net of tax	$(3,161)	$(3,048)	$(3,742)
(a)The Corporation expects to reclassify $198 million of losses, net of tax, from accumulated other comprehensive loss to earnings over the next twelve months if interest yield curves and notional amounts remain at December 31, 2024 levels.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Comerica Incorporated and Subsidiaries

NOTE 15 - NET INCOME PER COMMON SHARE
Basic and diluted net income per common share are presented in the following table.

(in millions, except per share data)
Years Ended December 31	2024	2023	2022
Basic and diluted
Net income	$698	$881	$1,151
Less:
Income allocated to participating securities	4	4	6
Preferred stock dividends	23	23	23
Net income attributable to common shares	$671	$854	$1,122
Basic average common shares	133	132	131
Basic net income per common share	$5.06	$6.47	$8.56
Basic average common shares	133	132	131
Dilutive common stock equivalents:
Net effect of the assumed exercise of stock awards	1	1	2
Diluted average common shares	134	133	133
Diluted net income per common share	$5.02	$6.44	$8.47
Declared dividends on preferred stock are excluded from net income attributable to common shares. Refer to Note 13 for further information on preferred stock.
The following average shares related to outstanding options to purchase shares of common stock were not included in the computation of diluted net income per common share because the options were anti-dilutive for the period.

(average outstanding options in thousands)
Years Ended December 31	2024	2023	2022
Average outstanding options	1,792	1,631	543
Range of exercise prices	$53.96 - $95.25	$49.20 - $95.25	$70.18 - $95.25
NOTE 16 - SHARE-BASED COMPENSATION
Share-based compensation expense is charged to salaries and benefits expense on the Consolidated Statements of Income. The total share-based compensation expense for all share-based compensation plans and related tax benefits are as follows:

(in millions)
Years Ended December 31	2024	2023	2022
Total share-based compensation expense	$54	$52	$60
Related tax benefits recognized in net income	12	12	14
The following table summarizes unrecognized compensation expense for all share-based plans.

(dollar amounts in millions)	December 31, 2024
Total unrecognized share-based compensation expense	$47
Weighted-average expected recognition period (in years)	2.2
The Corporation has share-based compensation plans under which it awards shares of restricted stock units to executive officers, directors and key personnel and stock options to executive officers and key personnel of the Corporation and its subsidiaries. Restricted stock units fully vest after a period ranging from three years to five years, and stock options fully vest after four years. A majority of share-based compensation awards include a retirement eligibility clause where qualified employees are exempt from the service requirements of the award. This generally results in the recognition of compensation expense at the grant date for retirement eligible employees. The maturity of each option is determined at the date of grant; however, no options may be exercised later than ten years from the date of grant. The options may have restrictions regarding exercisability. The plans provide for a grant of up to 9.8 million common shares, plus shares under certain plans that are

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Comerica Incorporated and Subsidiaries

forfeited, expire or are canceled, which become available for re-grant. At December 31, 2024, over 4.6 million shares were available for grant.
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
The estimated weighted-average grant-date fair value per option and the underlying binomial option-pricing model assumptions are summarized in the following table:

Years Ended December 31	2024	2023	2022
Weighted-average grant-date fair value per option	$17.64	$20.21	$25.31
Weighted-average assumptions:
Risk-free interest rates	4.13%	3.46%	1.78%
Expected dividend yield	4.00	4.00	4.00
Volatility	37	32	34
Expected option life (in years)	7.5	7.8	8.0
A summary of the Corporation’s stock option activity and related information for the year ended December 31, 2024 follows:

		Weighted-Average
	Number of Options (in thousands)	Exercise Price per Share	Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Outstanding-January 1, 2024	2,083	$64.03
Granted	322	53.96
Forfeited or expired	(60)	67.87
Exercised	(279)	46.19
Outstanding-December 31, 2024	2,066	64.76	5.1	$12
Exercisable-December 31, 2024	1,456	$64.87	3.7	$9
The aggregate intrinsic value of outstanding options shown in the table above represents the total pretax intrinsic value at December 31, 2024, based on the Corporation’s closing stock price of $61.85 at December 31, 2024.
The total intrinsic value of stock options exercised was $4 million, $4 million and $17 million for the years ended December 31, 2024, 2023 and 2022, respectively.
There was no restricted stock award activity in 2024 or 2023. The plan was fully vested as of December 31, 2022. The total fair value of restricted stock awards that fully vested in 2022 was $4 million.
A summary of the Corporation's restricted stock unit activity and related information for the year ended December 31, 2024 follows:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Comerica Incorporated and Subsidiaries

	Service-Based Units		Performance-Based Units
	Number of Units (in thousands)	Weighted-Average Grant-Date Fair Value per Share	Number of Units (in thousands)	Weighted-Average Grant-Date Fair Value per Share
Outstanding-January 1, 2024	1,518	$62.42	727	$67.70
Granted	774	51.31	542	52.62
Forfeited	(103)	62.29	(32)	67.71
Vested	(365)	76.76	(437)	56.14
Outstanding-December 31, 2024	1,824	54.85	800	63.81
The total fair value of restricted stock units that fully vested was $42 million, $52 million and $19 million for the years ended December 31, 2024, 2023 and 2022, respectively.
The Corporation expects to satisfy the exercise of stock options and the vesting of restricted stock units by issuing shares of common stock out of treasury. At December 31, 2024, the Corporation held 97 million shares in treasury.
For further information on the Corporation’s share-based compensation plans, refer to Note 1.
NOTE 17 - EMPLOYEE BENEFIT PLANS
Defined Benefit Pension and Postretirement Benefit Plans
The Corporation has a qualified and non-qualified defined benefit pension plan. In October 2016, the Corporation modified its defined benefit pension plans to freeze final average pay benefits as of December 31, 2016, other than for participants who were age 60 or older as of December 31, 2016, and added a cash balance plan provision effective January 1, 2017. Active pension plan participants 60 years or older as of December 31, 2016 receive the greater of the final average pay formula or the frozen final average pay benefit as of December 31, 2016 plus the cash balance benefit earned after January 1, 2017. All employees aged 21 years or older who attain one year of service are eligible to participate in the cash balance pension plan effective January 1, 2017. Benefits earned under the cash balance pension formula, in the form of an account balance, include contribution credits based on eligible pay earned each month, age and years of service and monthly interest credits based on the 30-year Treasury rate.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Comerica Incorporated and Subsidiaries

The following table sets forth reconciliations of plan assets and the projected benefit obligation, the weighted-average assumptions used to determine year-end benefit obligations, and the amounts recognized in accumulated other comprehensive loss for the Corporation’s defined benefit pension plans and postretirement benefit plan at December 31, 2024 and 2023. The Corporation used a measurement date of December 31, 2024 for these plans.

	Defined Benefit Pension Plans
	Qualified		Non-Qualified		Postretirement Benefit Plan
(dollar amounts in millions)	2024	2023	2024	2023	2024	2023
Change in fair value of plan assets:
Fair value of plan assets at January 1	$2,681	$2,508	$—	$—	$45	$46
Actual return on plan assets	164	338	—	—	—	1
Benefits paid	(114)	(165)	—	—	(2)	(2)
Fair value of plan assets at December 31	$2,731	$2,681	$—	$—	$43	$45
Change in projected benefit obligation:
Projected benefit obligation at January 1	$1,629	$1,611	$169	$163	$17	$21
Service cost	35	31	2	2	—	—
Interest cost	82	85	9	9	1	1
Actuarial (loss) gain	(51)	67	—	10	(1)	(3)
Benefits paid	(114)	(165)	(15)	(15)	(2)	(2)
Projected benefit obligation at December 31	$1,581	$1,629	$165	$169	$15	$17
Accumulated benefit obligation	$1,563	$1,611	$162	$166	$15	$17
Funded status at December 31 (a) (b)	$1,150	$1,052	$(165)	$(169)	$28	$28
Weighted-average assumptions used:
Discount rate	5.72%	5.33%	5.72%	5.33%	5.72%	5.43%
Rate of compensation increase	4.50	4.50	4.50	4.50	n/a	n/a
Interest crediting rate	4.54 - 5.25	4.66 - 5.25	4.54 - 5.25	4.66 - 5.25	n/a	n/a
Amounts recognized in accumulated other comprehensive loss before income taxes:
Net actuarial loss	$(443)	$(501)	$(49)	$(52)	$(10)	$(9)
Prior service credit	5	19	23	29	2	2
Balance at December 31	$(438)	$(482)	$(26)	$(23)	$(8)	$(7)
(a)Based on projected benefit obligation for defined benefit pension plans and accumulated benefit obligation for postretirement benefit plan.
(b)The Corporation recognizes the overfunded and underfunded status of the plans in accrued income and other assets and accrued expenses and other liabilities, respectively, on the Consolidated Balance Sheets.
n/a - not applicable
Because the non-qualified defined benefit pension plan has no assets, the accumulated benefit obligation exceeded the fair value of plan assets at December 31, 2024 and December 31, 2023.
The following table details the changes in plan assets and benefit obligations recognized in other comprehensive (loss) income for the year ended December 31, 2024.

	Defined Benefit Pension Plans
(in millions)	Qualified	Non-Qualified	Postretirement Benefit Plan	Total
Actuarial gain (loss) arising during the period	$36	$—	$(1)	$35
Amortization of net actuarial loss	23	4	—	27
Amortization of prior service credit	(15)	(7)	—	(22)
Total recognized in other comprehensive (loss) income	$44	$(3)	$(1)	$40

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Comerica Incorporated and Subsidiaries

Components of net periodic defined benefit (credit) cost and postretirement benefit credit, the actual return on plan assets and the weighted-average assumptions used were as follows:

	Defined Benefit Pension Plans
(dollar amounts in millions)	Qualified			Non-Qualified
Years Ended December 31	2024	2023	2022	2024	2023	2022
Service cost (a)	$35	$31	$37	$2	$2	$2
Other components of net benefit (credit) cost:
Interest cost	82	85	62	9	9	6
Expected return on plan assets	(179)	(166)	(201)	—	—	—
Amortization of prior service credit	(15)	(14)	(14)	(7)	(9)	(9)
Amortization of actuarial net loss	23	32	19	4	4	9
Total other components of net benefit (credit) cost (b)	(89)	(63)	(134)	6	4	6
Net periodic defined benefit (credit) cost	$(54)	$(32)	$(97)	$8	$6	$8
Actual return on plan assets	$164	$338	$(777)	n/a	n/a	n/a
Actual rate of return on plan assets	6.26%	13.91%	(23.02)%	n/a	n/a	n/a
Weighted-average assumptions used:
Discount rate	5.33%	5.60%	2.96%	5.33%	5.60%	2.96%
Expected long-term return on plan assets	6.75	6.50	6.50	n/a	n/a	n/a
Rate of compensation increase	4.50	4.25	4.00	4.50	4.25	4.00
(a)Included in salaries and benefits expense on the Consolidated Statements of Income.
(b)Included in other noninterest expenses on the Consolidated Statements of Income.
n/a - not applicable

(dollar amounts in millions)	Postretirement Benefit Plan
Years Ended December 31	2024	2023	2022
Other components of net benefit credit:
Interest cost	$1	$1	$1
Expected return on plan assets	(2)	(2)	(3)
Net periodic postretirement benefit credit	$(1)	$(1)	$(2)
Actual return on plan assets	$—	$1	$(4)
Actual rate of return on plan assets	0.28%	2.61%	(8.24)%
Weighted-average assumptions used:
Discount rate	5.43%	5.71%	2.79%
Expected long-term return on plan assets	5.00	5.00	5.00
The expected long-term rate of return of plan assets is the average rate of return expected to be realized on funds invested or expected to be invested over the life of the plan, which has an estimated duration of approximately 9 years as of December 31, 2024. The expected long-term rate of return on plan assets is set after considering both long-term returns in the general market and long-term returns experienced by the assets in the plan. The returns on the various asset categories are blended to derive an equity and a fixed income long-term rate of return. The Corporation reviews its pension plan assumptions on an annual basis with its actuarial consultants to determine if assumptions are reasonable and adjusts the assumptions to reflect changes in future expectations.
Plan Assets
The Corporation’s overall investment goals for the qualified defined benefit pension plan are to maintain a portfolio of assets of appropriate liquidity and diversification; to generate investment returns (net of all operating costs) that are reasonably anticipated to maintain the plan’s fully funded status or to reduce a funding deficit, after taking into account various factors, including reasonably anticipated future contributions, expense and the interest rate sensitivity of the plan’s assets relative to that of the plan’s liabilities; and to generate investment returns (net of all operating costs) that meet or exceed a customized benchmark as defined in the plan's investment policy. Derivative instruments are permissible for hedging and transactional efficiency, but only to the extent that the derivative use enhances the efficient execution of the plan’s investment policy. The plan does not directly invest in securities issued by the Corporation and its subsidiaries. The Corporation’s target allocations for plan investments are 35 percent to 45 percent for equity securities and 55 percent to 65 percent for fixed income, including cash. Equity securities include collective investment funds. Fixed income securities include U.S. Treasury and other U.S. government agency securities, corporate bonds and notes, municipal bonds, collateralized mortgage obligations and money market funds.

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
Private placements
Fair value is measured using the net asset value (NAV) provided by fund management, as quoted prices in active markets are not available. Management considers additional discounts to the provided NAV for market and credit risk. Private placements are included in Level 3 of the fair value hierarchy.
 Collective investment funds
Fair value measurement is based upon the NAV provided by the administrator of the fund as a practical expedient to estimate fair value. There are no unfunded commitments or redemption restrictions on the collective investment funds. The investments are redeemable daily.
 Fair Values
The fair values of the Corporation’s qualified defined benefit pension plan investments measured at fair value on a recurring basis at December 31, 2024 and 2023, by asset category and level within the fair value hierarchy, are detailed in the table below.

(in millions)	Total	Level 1	Level 2	Level 3
December 31, 2024
Fixed income securities:
U.S. Treasury and other U.S. government agency securities	$676	$670	$6	$—
Corporate and municipal bonds and notes	809	—	809	—
Private placements	37	—	—	37
Total investments in the fair value hierarchy	$1,522	$670	$815	$37
Investments measured at net asset value:
Collective investment funds	1,192
Total investments at fair value	$2,714
December 31, 2023
Fixed income securities:
U.S. Treasury and other U.S. government agency securities	$567	$564	$3	$—
Corporate and municipal bonds and notes	786	—	786	—
Private placements	44	—	—	44
Total investments in the fair value hierarchy	$1,397	$564	$789	$44
Investments measured at net asset value:
Collective investment funds	1,268
Total investments at fair value	$2,665

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Comerica Incorporated and Subsidiaries

The table below provides a summary of changes in the Corporation’s qualified defined benefit pension plan’s Level 3 investments measured at fair value on a recurring basis for the years ended December 31, 2024 and 2023.

	Balance at Beginning of Period					Balance at End of Period
		Net Gains (Losses)
(in millions)		Realized	Unrealized	Purchases	Sales
Year Ended December 31, 2024
Private placements	$44	$—	$(2)	$47	$(52)	$37
Year Ended December 31, 2023
Private placements	$39	$(3)	$8	$46	$(46)	$44
There were no assets in the non-qualified defined benefit pension plan at December 31, 2024 and 2023. The postretirement benefit plan is fully invested in bank-owned life insurance policies. The fair value of bank-owned life insurance policies is based on the cash surrender values of the policies as reported by the insurance companies and is classified in Level 2 of the fair value hierarchy.
Cash Flows
The Corporation currently expects to make no employer contributions to the qualified and non-qualified defined benefit pension plans and postretirement benefit plan for the year ended December 31, 2025.

	Estimated Future Benefit Payments
(in millions) Years Ended December 31	Qualified Defined Benefit Pension Plan	Non-Qualified Defined Benefit Pension Plan	Postretirement Benefit Plan (a)
2025	$166	$15	$2
2026	146	15	2
2027	146	15	2
2028	144	15	2
2029	145	15	2
2030 - 2034	670	75	5
(a)Estimated benefit payments in the postretirement benefit plan are net of estimated Medicare subsidies.
Defined Contribution Plans
Substantially all of the Corporation’s employees are eligible to participate in the Corporation’s principal defined contribution plan (a 401(k) plan). Under this plan, the Corporation makes core matching cash contributions of 100 percent of the first 4 percent of qualified earnings contributed by employees (up to the current IRS compensation limit), invested based on employee investment elections. Employee benefits expense included expense for the plan of $29 million for the year ended December 31, 2024, $27 million for the year ended December 31, 2023 and $24 million for the year ended December 31, 2022.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Comerica Incorporated and Subsidiaries

The current and deferred components of the provision for income taxes were as follows:

(in millions)
December 31	2024	2023	2022
Current:
Federal	$143	$297	$296
Foreign	11	9	6
State and local	37	49	50
Total current	191	355	352
Deferred:
Federal	23	(83)	(24)
State and local	(24)	(9)	(3)
Total deferred	(1)	(92)	(27)
Total	$190	$263	$325
Income before income taxes of $888 million for the year ended December 31, 2024 included $57 million of foreign taxable income.
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
A reconciliation of expected income tax expense at the federal statutory rate to the Corporation’s provision for income taxes and effective tax rate follows:

(dollar amounts in millions)	2024		2023		2022
Years Ended December 31	Amount	Rate	Amount	Rate	Amount	Rate
Tax based on federal statutory rate	$186	21.0%	$240	21.0%	$310	21.0%
State income taxes	10	1.1	35	3.1	36	2.5
Affordable housing and historic credits	(15)	(1.7)	(16)	(1.4)	(13)	(0.9)
Bank-owned life insurance	(8)	(0.9)	(10)	(0.9)	(10)	(0.7)
FDIC insurance expense	13	1.5	15	1.3	6	0.4
Employee stock transactions	1	0.2	(1)	(0.1)	(3)	(0.2)
Tax-related interest and penalties	—	—	(4)	(0.4)	—	—
Other	3	0.4	4	0.4	(1)	(0.1)
Provision for income taxes	$190	21.6%	$263	23.0%	$325	22.0%

The liability for tax-related interest and penalties, included in accrued expenses and other liabilities on the Consolidated Balance Sheets, was $1 million and less than $1 million at December 31, 2024 and 2023, respectively.
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
A reconciliation of the beginning and ending amount of net unrecognized tax benefits follows:

(in millions)	2024	2023	2022
Balance at January 1	$7	$16	$18
Increase as a result of tax positions taken during a prior period	—	—	(2)
Increase as a result of tax positions taken during the current period	1	1	3
Decreases related to settlements with tax authorities	—	(10)	(3)
Reduction as a result of expiration of statute of limitations	—	—	—
Balance at December 31	$8	$7	$16

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Comerica Incorporated and Subsidiaries

After consideration of the effect of the federal tax benefit available on unrecognized state tax benefits, the total amount of unrecognized tax benefits which, if recognized, would affect the Corporation’s effective tax rate was approximately $6 million and $5 million at December 31, 2024 and 2023, respectively.
The following tax years for significant jurisdictions remain subject to examination as of December 31, 2024:

Jurisdiction	Tax Years
Federal	2021-2023
New York	2018-2023
California	2020-2023
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
The principal components of deferred tax assets and liabilities were as follows:

(in millions)
December 31	2024	2023
Deferred tax assets:
Allowance for loan losses	$145	$145
Deferred compensation	72	77
Deferred loan origination fees and costs	10	11
Net hedging losses	187	186
Net unrealized losses on investment securities available-for-sale	690	628
Operating lease liabilities	75	81
Other temporary differences, net	131	124
Total deferred tax assets before valuation allowance	1,310	1,252
Valuation allowance	(11)	(6)
Total deferred tax assets	1,299	1,246
Deferred tax liabilities:
Lease financing transactions	(18)	(20)
Defined benefit plans	(177)	(159)
Allowance for depreciation	(9)	(5)
Leasing Right of Use assets	(61)	(67)
Total deferred tax liabilities	(265)	(251)
Net deferred tax assets	$1,034	$995
Included in deferred tax assets at December 31, 2024 was approximately $9 million of federal foreign tax credit carryforwards expiring between 2029 and 2035, compared to $5 million at December 31, 2023. In addition, there were $2 million of state net operating loss (NOL) carryforwards at both December 31, 2024 and 2023, the majority of which expires between 2024 and 2028. The Corporation believes it is more likely than not that the benefit from federal foreign tax credits and certain state NOL carryforwards will not be realized and, accordingly, maintains a federal valuation allowance of $9 million and a state valuation allowance of $2 million at December 31, 2024, compared to a federal valuation of $5 million and a state valuation allowance of $1 million in the comparable period in 2023. The determination regarding valuation allowances was based on available evidence of NOL carryback capacity, projected future reversals of existing taxable temporary differences, foreign tax rates, taxable income limitations per Internal Revenue Code Section 904, and assumptions made regarding future events. For further information on the Corporation’s valuation policy for deferred tax assets, refer to Note 1.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Comerica Incorporated and Subsidiaries

NOTE 19 - TRANSACTIONS WITH RELATED PARTIES
The Corporation’s banking subsidiaries had, and expect to have in the future, transactions with the Corporation’s directors and executive officers, companies with which these individuals are associated and certain related individuals. Such transactions were made in the ordinary course of business and included extensions of credit, leases and professional services. With respect to extensions of credit, all were made on substantially the same terms, including interest rates and collateral, as those prevailing at the same time for comparable transactions with other customers and did not, in management’s opinion, involve more than normal risk of collectibility or present other unfavorable features. The aggregate amount of loans attributable to persons who were related parties at December 31, 2024 totaled $81 million at the beginning of 2024 and $66 million at the end of 2024. During 2024, new loans to related parties aggregated $612 million and repayments totaled $627 million.
NOTE 20 - REGULATORY CAPITAL
Banking regulations limit the transfer of assets in the form of dividends, loans or advances from the bank subsidiaries to the parent company. Under the most restrictive of these regulations, the aggregate amount of dividends which can be paid to the parent company, without prior approval from bank regulatory agencies, approximated $782 million at January 1, 2025, plus 2025 net profits. Substantially all the assets of the Corporation’s banking subsidiaries are restricted from transfer to the parent company of the Corporation in the form of loans or advances.
The Corporation’s subsidiary banks declared dividends of $200 million, $675 million and $1.0 billion in 2024, 2023 and 2022, respectively.
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
Quantitative measures established by regulation to ensure capital adequacy require the maintenance of minimum amounts and ratios of CET1, Tier 1 and total capital (as defined in the regulations) to average and/or risk-weighted assets. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Corporation’s financial statements. At December 31, 2024 and 2023, the Corporation and its U.S. banking subsidiaries exceeded the ratios required for an institution to be considered “well capitalized.” For U.S. banking subsidiaries, those requirements were total risk-based capital, Tier 1 risk-based capital, CET1 risk-based capital and leverage ratios greater than 10 percent, 8 percent, 6.5 percent and 5 percent, respectively, at December 31, 2024 and 2023. For the Corporation, requirements to be considered "well capitalized" were total risk-based capital and Tier 1 risk-based capital ratios greater than 10 percent and 6 percent, respectively, at December 31, 2024 and 2023. There have been no conditions or events since December 31, 2024 that management believes have changed the capital adequacy classification of the Corporation or its U.S. banking subsidiaries.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Comerica Incorporated and Subsidiaries

The following is a summary of the capital position of the Corporation and Comerica Bank, its principal banking subsidiary.

(dollar amounts in millions)	Comerica Incorporated (Consolidated)	Comerica Bank
December 31, 2024
CET1 capital (minimum $3.3 billion (Consolidated))	$8,667	$8,547
Tier 1 capital (minimum $4.4 billion (Consolidated))	9,061	8,547
Total capital (minimum $5.8 billion (Consolidated))	10,363	9,799
Risk-weighted assets	72,903	72,833
Average assets (fourth quarter)	81,797	81,643
CET1 capital to risk-weighted assets (minimum-4.5%)	11.89%	11.74%
Tier 1 capital to risk-weighted assets (minimum-6.0%)	12.43	11.74
Total capital to risk-weighted assets (minimum-8.0%)	14.21	13.45
Tier 1 capital to average assets (minimum-4.0%)	11.08	10.47
Capital conservation buffer (minimum-2.5%)	6.21	5.45
December 31, 2023
CET1 capital (minimum $3.4 billion (Consolidated))	$8,414	$8,007
Tier 1 capital (minimum $4.6 billion (Consolidated))	8,808	8,007
Total capital (minimum $6.1 billion (Consolidated))	10,263	9,362
Risk-weighted assets	75,901	75,783
Average assets (fourth quarter)	87,538	87,423
CET1 capital to risk-weighted assets (minimum-4.5%)	11.09%	10.57%
Tier 1 capital to risk-weighted assets (minimum-6.0%)	11.60	10.57
Total capital to risk-weighted assets (minimum-8.0%)	13.52	12.35
Tier 1 capital to average assets (minimum-4.0%)	10.06	9.16
Capital conservation buffer (minimum-2.5%)	5.52	4.35
NOTE 21 - CONTINGENT LIABILITIES
Legal Proceedings and Regulatory Matters
The Corporation is subject to various pending or threatened legal proceedings arising out of the normal course of business or operations. Use of the term "Corporation" in this note should not be read to infer that Comerica Incorporated or any of its subsidiaries that is not named in any legal or regulatory proceeding undertakes any responsibility or liability for any other affiliate that is actually named in any legal or regulatory proceeding. The Corporation believes it has meritorious defenses to the claims asserted against it in its currently outstanding legal proceedings and, with respect to such legal proceedings, intends to continue to defend itself vigorously, litigating or settling cases according to management’s judgment as to what is in the best interests of the Corporation and its shareholders. Settlement may result from the Corporation's determination that it may be more prudent financially to settle, rather than litigate, and should not be regarded as an admission of liability.
Further, from time to time, the Corporation is also subject to examinations, inquiries and investigations by regulatory authorities in areas including, but not limited to, compliance, risk management and consumer protection, which could lead to administrative or legal proceedings or settlements. Remedies in resulting proceedings or settlements may include fines, penalties, restitution or alterations in the Corporation's business practices and may result in increased operating expenses or decreased revenues. For example, the Consumer Financial Protection Bureau (CFPB) launched an investigation into Comerica Bank as Financial Agent under the Bureau of Fiscal Service's Direct Express® program. In response to the CFPB's interpretation of certain statutes in connection with its investigation, Comerica Bank filed litigation against the CFPB in November 2024. The CFPB filed a separate suit against Comerica Bank in December 2024 premised upon its interpretation of certain statutes in connection with its investigation. The Corporation is unable to predict the outcome of this litigation at this time.
On at least a quarterly basis, the Corporation assesses its potential liabilities and contingencies in connection with outstanding legal proceedings and regulatory matters utilizing the latest information available. On a case-by-case basis, accruals are established for those legal claims and regulatory matters for which it is probable that a loss will be incurred and the amount of such loss can be reasonably estimated. The actual costs of resolving these claims and regulatory matters may be substantially higher or lower than the amounts accrued. Based on current knowledge, and after consultation with legal counsel, the Corporation's management believes current accruals are adequate, and the amount of any incremental liability arising from these matters is not expected to have a material adverse effect on the Corporation’s consolidated financial condition, results of

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Comerica Incorporated and Subsidiaries

operations or cash flows. Legal fees of $21 million, $26 million and $17 million for the years ended December 31, 2024, 2023 and 2022, respectively, were included in other noninterest expenses on the Consolidated Statements of Income.
For matters where a loss is not probable, the Corporation has not established an accrual. The Corporation believes the estimate of the aggregate range of reasonably possible losses, in excess of established accruals, for all legal proceedings and regulatory matters in which it is involved is from zero to approximately $161 million at December 31, 2024. This estimated aggregate range of reasonably possible losses is based upon currently available information for those legal proceedings and regulatory matters in which the Corporation is involved, taking into account the Corporation’s best estimate of such losses for those legal proceedings and regulatory matters for which such estimate can be made. For certain legal proceedings and regulatory matters, the Corporation does not believe that an estimate can currently be made. The Corporation’s estimate involves significant judgment, given the varying stages of the legal proceedings and regulatory matters (including the fact that many are currently in preliminary stages), the existence in certain legal proceedings of multiple defendants (including the Corporation) whose share of liability has yet to be determined, the numerous unresolved issues in many of the legal proceedings and regulatory matters (including issues regarding class certification and the scope of many of the claims) and the attendant uncertainty of the various potential outcomes of such legal proceedings and regulatory matters. Accordingly, the Corporation’s estimate will change from time to time, and actual losses may be more or less than the current estimate.
In the event of unexpected future developments, it is possible the ultimate resolution of these matters, if unfavorable, could have a material adverse effect on the Corporation's consolidated financial condition, results of operations or cash flows.
For information regarding income tax contingencies, refer to Note 18.

NOTE 22 - STRATEGIC LINES OF BUSINESS
The Corporation has strategically aligned its operations into three major business segments: the Commercial Bank, the Retail Bank and Wealth Management. These business segments are differentiated based on the type of customer and the related products and services provided. In addition to the three major business segments, the Finance and Other categories include items not directly associated with the business segments. Business segment results are produced by the Corporation’s internal management accounting system. This system measures financial results based on the internal business unit structure of the Corporation. The performance of the business segments is not comparable with the Corporation's consolidated results and is not necessarily comparable with similar information for any other financial institution. Additionally, because of the interrelationships of the various segments, the information presented is not indicative of how the segments would perform if they operated as independent entities. The management accounting system assigns balance sheet and income statement items to each business segment using certain methodologies, which are regularly reviewed and refined. From time to time, the Corporation may make reclassifications among the segments to more appropriately reflect management's current view of the segments, and methodologies may be modified as the management accounting system is enhanced and changes occur in the organizational structure and/or product lines. For comparability purposes, amounts in all periods are based on business unit structure and methodologies in effect at December 31, 2024.
For the Commercial Bank, Retail Bank and Wealth Management segments, the Corporation's chief operating decision maker, the Chief Executive Officer, uses both segment net interest income and segment net income (loss) to allocate resources predominantly in the annual budget and forecasting process, which includes allocations of employees, property, financial and/or capital resources. The chief operating decision maker considers budget-to-actual variances on a monthly basis for both profit measures when making decisions about allocating capital and personnel to each segment. Additionally, segment net interest income is used to evaluate product pricing and lending terms for customer loans, while segment net income (loss) helps evaluate the performance for each segment and compensation of certain employees.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Comerica Incorporated and Subsidiaries

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
For acquired loans and deposits, matched maturity funding is determined based on origination date. Accordingly, the FTP process reflects the transfer of interest rate risk exposures to the Corporate Treasury department within the Finance category, where such exposures are centrally managed. The allowance for credit losses is allocated to the business segments based on the methodology used to estimate the consolidated allowance for credit losses described in Note 1. The related provision for credit losses is assigned based on the amount necessary to maintain an allowance for credit losses appropriate for each business segment. Noninterest income and expenses directly attributable to a line of business are assigned to that business segment. Direct expenses incurred by areas whose services support the overall Corporation are allocated to the business segments as follows: product processing expenditures are allocated based on standard unit costs applied to actual volume measurements; administrative expenses are allocated based on estimated time expended; and corporate overhead is assigned 50 percent based on the ratio of the business segment’s noninterest expenses to total noninterest expenses incurred by all business segments and 50 percent based on the ratio of the business segment’s attributed equity to total attributed equity of all business segments. Equity is attributed based on credit, operational and interest rate risks. Most of the equity attributed relates to credit risk, which is determined based on the credit score and expected remaining life of each loan, letter of credit and unused commitment recorded in the business segments. Operational risk is allocated based on loans and letters of credit, deposit balances, non-earning assets, trust assets under management, certain noninterest income items, and the nature and extent of expenses incurred by business units. Virtually all interest rate risk is assigned to Finance, as are the Corporation’s hedging activities.
The following discussion provides information about the activities of each business segment. A discussion of the financial results and the factors impacting 2024 performance can be found in "Strategic Lines of Business" section of the financial review.
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
The Finance category includes the Corporation’s securities portfolio and asset and liability management activities. Finance is responsible for managing the Corporation’s funding, liquidity and capital needs, performing interest sensitivity analysis and executing various strategies to manage the Corporation’s exposure to liquidity, interest rate risk and foreign exchange risk.
The Other category includes tax benefits not assigned to specific business segments, charges of an unusual or infrequent nature that are not reflective of the normal operations of the business segments and miscellaneous other expenses of a corporate nature.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Comerica Incorporated and Subsidiaries

Business segment financial results are as follows:

(dollar amounts in millions)	Commercial Bank	Retail Bank	Wealth Management	Finance	Other	Total
Year Ended December 31, 2024
Earnings summary:
Net interest income (expense)	$1,869	$813	$187	$(838)	$159	$2,190
Provision for credit losses	47	2	(2)	—	2	49
Noninterest income	592	112	287	50	13	1,054
Salaries and benefits expense	299	224	136	56	637	1,352
Outside processing fee expense	195	19	41	5	13	273
Occupancy expense	23	103	12	3	40	181
Allocated corporate expense	415	272	128	(70)	(745)	—
All other noninterest expenses (a)	117	89	56	11	228	501
Total noninterest expenses	1,049	707	373	5	173	2,307
Provision (benefit) for income taxes	295	48	23	(179)	3	190
Net income (loss)	$1,070	$168	$80	$(614)	$(6)	$698
Net charge-offs	$47	$4	$1	$—	$—	$52
Selected average balances:
Assets	$45,859	$3,038	$5,310	$18,400	$7,961	$80,568
Loans	43,584	2,335	5,050	—	10	50,979
Deposits	32,264	24,292	3,894	3,179	272	63,901
Year Ended December 31, 2023
Earnings summary:
Net interest income (expense)	$2,051	$846	$208	$(693)	$102	$2,514
Provision for credit losses	90	3	(6)	—	2	89
Noninterest income	603	119	307	37	12	1,078
Salaries and benefits expense	295	222	171	45	573	1,306
Outside processing fee expense	201	20	35	7	14	277
Occupancy expense	23	98	12	2	36	171
Allocated corporate expense	377	263	120	(59)	(701)	—
All other noninterest expenses (a)	210	125	64	18	188	605
Total noninterest expenses	1,106	728	402	13	110	2,359
Provision (benefit) for income taxes	342	58	29	(164)	(2)	263
Net income (loss)	$1,116	$176	$90	$(505)	$4	$881
Net charge-offs	$20	$2	$—	$—	$—	$22
Selected average balances:
Assets	$49,458	$2,960	$5,500	$20,139	$9,137	$87,194
Loans	46,432	2,237	5,232	—	2	53,903
Deposits	33,019	24,363	4,130	4,169	337	66,018
Table continues on the following page.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Comerica Incorporated and Subsidiaries

(dollar amounts in millions)	Commercial Bank	Retail Bank	Wealth Management	Finance	Other	Total
Year Ended December 31, 2022
Earnings summary:
Net interest income (expense)	$1,761	$680	$199	$(195)	$21	$2,466
Provision for credit losses	32	11	9	—	8	60
Noninterest income	607	122	298	59	(18)	1,068
Salaries and benefits expense	275	226	154	44	509	1,208
Outside processing fee expense	185	22	27	4	13	251
Occupancy expense	21	107	12	2	33	175
Allocated corporate expense	394	241	120	(55)	(700)	—
All other noninterest expenses (a)	89	94	35	6	140	364
Total noninterest expenses	964	690	348	1	(5)	1,998
Provision (benefit) for income taxes	315	22	34	(39)	(7)	325
Net income (loss)	$1,057	$79	$106	$(98)	$7	$1,151
Net charge-offs (recoveries)	$21	$(1)	$(3)	$—	$—	$17
Selected average balances:
Assets	$47,437	$2,814	$5,037	$20,912	$11,072	$87,272
Loans	43,481	2,063	4,906	—	10	50,460
Deposits	42,584	26,672	5,439	360	426	75,481
(a)All other noninterest expenses for each reportable business segment includes:
i.Commercial Bank and Retail Bank - Primarily FDIC insurance expense, software expense and other noninterest expenses.
ii.Wealth Management - Primarily software expense and other noninterest expenses.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Comerica Incorporated and Subsidiaries

NOTE 23 - PARENT COMPANY FINANCIAL STATEMENTS
BALANCE SHEETS - COMERICA INCORPORATED

(in millions, except share data)
December 31	2024	2023
Assets
Cash and due from subsidiary banks	$1,218	$1,415
Investment securities	35	—
Other short-term investments	89	104
Receivable due from subsidiary bank	850	—
Investment in subsidiaries, principally banks	6,212	5,777
Accrued income and other assets	220	180
Total assets	$8,624	$7,476
Liabilities and Shareholders’ Equity
Medium- and long-term debt	$1,746	$764
Accrued expenses and other liabilities	335	306
Total liabilities	2,081	1,070
Fixed-rate reset non-cumulative perpetual preferred stock, series A, no par value, $100,000 liquidation preference per share:
Authorized - 4,000 shares
Issued - 4,000 shares	394	394
Common stock - $5 par value:
Authorized - 325,000,000 shares
Issued - 228,164,824 shares	1,141	1,141
Capital surplus	2,218	2,224
Accumulated other comprehensive loss	(3,161)	(3,048)
Retained earnings	12,017	11,727
Less cost of common stock in treasury - 96,755,368 shares at 12/31/2024 and 96,266,568 shares at 12/31/2023	(6,066)	(6,032)
Total shareholders’ equity	6,543	6,406
Total liabilities and shareholders’ equity	$8,624	$7,476
STATEMENTS OF INCOME - COMERICA INCORPORATED

(in millions)
Years Ended December 31	2024	2023	2022
Income
Income from subsidiaries:
Dividends from subsidiaries	$200	$677	$1,067
Other interest income	58	53	13
Intercompany management fees	85	75	109
Total income	343	805	1,189
Expenses
Interest on medium- and long-term debt	124	79	47
Salaries and benefits expense	71	62	53
Other noninterest expenses	15	13	46
Total expenses	210	154	146
Income before benefit for income taxes and equity in undistributed earnings of subsidiaries	133	651	1,043
Benefit for income taxes	(11)	(2)	(3)
Income before equity in undistributed earnings of subsidiaries	144	653	1,046
Equity in undistributed earnings of subsidiaries, principally banks	554	228	105
Net income	698	881	1,151
Less income allocated to participating securities	4	4	6
Preferred stock dividends	23	23	23
Net income attributable to common shares	$671	$854	$1,122

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Comerica Incorporated and Subsidiaries

STATEMENTS OF CASH FLOWS - COMERICA INCORPORATED

(in millions)
Years Ended December 31	2024	2023	2022
Operating Activities
Net income	$698	$881	$1,151
Adjustments to reconcile net income to net cash provided by operating activities:
Undistributed earnings of subsidiaries, principally banks	(554)	(228)	(105)
Net periodic defined benefit cost	1	1	2
Share-based compensation expense	20	18	22
Benefit for deferred income taxes	(8)	(2)	—
Other, net	21	28	24
Net cash provided by operating activities	178	698	1,094
Investing Activities
Investment securities available-for-sale:
Maturities and redemptions	70	—	—
Purchases	(103)	—	—
Advance to subsidiary bank	(850)	—	—
Repayment of subsidiary advance	—	150	—
Other, net	—	—	2
Net cash (used in) provided by investing activities	(883)	150	2
Financing Activities
Medium- and long-term debt:
Maturities	—	(850)	—
Issuances	1,000	—	—
Cash dividends paid on preferred stock	(23)	(23)	(23)
Common Stock:
Repurchases	(100)	—	(36)
Stock tendered for payment of withholding taxes	(14)	(17)	(7)
Cash dividends paid	(377)	(371)	(353)
Issuances under employee stock plans	22	18	28
Net cash provided by (used in) financing activities	508	(1,243)	(391)
Net (decrease) increase in cash and cash equivalents	(197)	(395)	705
Cash and cash equivalents at beginning of period	1,415	1,810	1,105
Cash and cash equivalents at end of period	$1,218	$1,415	$1,810
Interest paid	$115	$76	$41

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

	Commercial Bank	Retail Bank	Wealth Management	Finance & Other	Total
(in millions)
Year Ended December 31, 2024
Revenue from contracts with customers:
Card fees	$212	$40	$4	$—	$256
Fiduciary income	1	—	219	—	220
Service charges on deposit accounts	124	54	6	—	184
Commercial loan servicing fees (a)	12	—	—	—	12
Capital markets income (b)	22	—	—	—	22
Brokerage fees	—	1	50	—	51
Other noninterest income (b)	7	14	5	1	27
Total revenue from contracts with customers	378	109	284	1	772
Other sources of noninterest income	214	3	3	62	282
Total noninterest income	$592	$112	$287	$63	$1,054
Year Ended December 31, 2023
Revenue from contracts with customers:
Card fees	$231	$45	$4	$—	$280
Fiduciary income	1	—	234	—	235
Service charges on deposit accounts	125	55	5	—	185
Commercial loan servicing fees (a)	11	—	—	—	11
Capital markets income (b)	17	—	—	—	17
Brokerage fees	—	—	30	—	30
Other noninterest income (b)	2	14	23	1	40
Total revenue from contracts with customers	387	114	296	1	798
Other sources of noninterest income	216	5	11	48	280
Total noninterest income	$603	$119	$307	$49	$1,078
Year Ended December 31, 2022
Revenue from contracts with customers:
Card fees	$227	$42	$4	$—	$273
Fiduciary income	—	—	233	—	233
Service charges on deposit accounts	132	57	6	—	195
Commercial loan servicing fees (a)	11	—	—	—	11
Capital markets income (b)	11	—	—	—	11
Brokerage fees	—	—	21	—	21
Other noninterest income (b)	3	16	24	1	44
Total revenue from contracts with customers	384	115	288	1	788
Other sources of noninterest income	223	7	10	40	280
Total noninterest income	$607	$122	$298	$41	$1,068
(a)Included in commercial lending fees on the Consolidated Statements of Income.
(b)Excludes derivative, warrant and other miscellaneous income.
    Revenue from contracts with customers did not generate significant contract assets and liabilities.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Comerica Incorporated and Subsidiaries

NOTE 25 - LEASES
As a lessee, the Corporation has entered into operating leases for the majority of its real estate locations, primarily retail and office space. Total lease expense for the years ended December 31, 2024, 2023 and 2022 were as follows:

(in millions)
Years Ended December 31	2024	2023	2022
Operating lease expense	$69	$67	$68
Variable lease expense	19	18	17
Less: sublease income	(1)	(1)	(1)
Total lease expense	$87	$84	$84
Supplemental balance sheet information related to leases is summarized as follows:

(dollar amounts in millions)
Years Ended December 31	2024	2023	2022
Included in accrued income and other assets
Right-of-use (ROU) assets	$292	$317	$338
Included in accrued expenses and other liabilities
Operating lease liabilities	357	388	406
Weighted average discount rate	3.92%	3.72%	3.53%
Weighted average remaining lease term in years	8	9	9
Supplemental cash flow information related to leases is summarized as follows:

(in millions)
Years Ended December 31	2024	2023	2022
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$80	$69	$66
ROU assets obtained in exchange for new liabilities	27	28	80
As of December 31, 2024, the contractual maturities of operating lease liabilities were as follows:

(in millions)
Years Ended December 31
2025	$67
2026	67
2027	56
2028	48
2029	36
Thereafter	149
Total contractual maturities	423
Less imputed interest	(66)
Total operating lease liabilities	$357
As a lessor, the Corporation leases certain types of manufacturing and warehouse equipment as well as public and private transportation vehicles to its customers. The Corporation recognized lease-related revenue, primarily interest income from sales-type and direct financing leases of $47 million, $40 million and $21 million for the years ended December 31, 2024, 2023 and 2022, respectively. The Corporation's net investment in sales-type and direct financing leases was $675 million and $761 million at December 31, 2024 and 2023, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Comerica Incorporated and Subsidiaries

As of December 31, 2024, the contractual maturities of sales-type and direct financing lease receivables were as follows:

(in millions)
Years Ended December 31
2025	$136
2026	96
2027	68
2028	55
2029	49
Thereafter	245
Total lease payments receivable	649
Unguaranteed residual values	51
Less deferred interest income	(25)
Total lease receivables (a)	$675
(a)Excludes net investment in leveraged leases of $47 million.

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
Management assessed, with participation of the Corporation’s Chief Executive Officer and Chief Financial Officer, internal control over financial reporting as it relates to the Corporation’s consolidated financial statements presented in conformity with U.S. generally accepted accounting principles as of December 31, 2024. The assessment was based on criteria for effective internal control over financial reporting described in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Based on this assessment, management determined that internal control over financial reporting is effective as it relates to the Corporation’s consolidated financial statements presented in conformity with U.S. generally accepted accounting principles as of December 31, 2024.
Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
The Corporation's internal control over financial reporting as of December 31, 2024 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their accompanying report.
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and the Board of Directors of Comerica Incorporated

Opinion on Internal Control Over Financial Reporting
We have audited Comerica Incorporated and subsidiaries’ internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Comerica Incorporated and subsidiaries (the Corporation) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Corporation as of December 31, 2024 and 2023, the related consolidated statements of income, comprehensive income, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 2024, and the related notes of the Corporation and our report dated February 24, 2025 expressed an unqualified opinion thereon.

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

Definition and Limitations of Internal Control Over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and the board of directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

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
February 24, 2025

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Comerica Incorporated
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Comerica Incorporated and subsidiaries (the Corporation) as of December 31, 2024 and 2023, the related consolidated statements of income, comprehensive income, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Corporation at December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024 in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Corporation’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 24, 2025 expressed an unqualified opinion thereon.
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

Allowance for credit losses
Description of the Matter
The Corporation’s loan portfolio and the associated allowance for credit losses (ACL) were $50.5 billion and $725 million as of December 31, 2024, respectively. The allowance for credit losses represents management’s estimate of expected credit losses over the contractual life of the loan portfolio at the balance sheet date. The allowance for credit losses includes credit loss estimates for loans evaluated on an individual basis, such as for certain nonaccrual loans and collective loss estimates for pools of loans with similar risk characteristics. The Corporation determines the allowance for pools of loans with similar risk characteristics by applying loss factors to amortized cost balances over the remaining contractual life. Loss factors are based on estimated probability of default, set to a default horizon based on contractual life, and loss given default. Through the use of various models, historical estimates are calibrated to economic forecasts over the reasonable and supportable forecast period based on economic variables that statistically correlate with each of the probability of default and loss given default pools. Qualitative adjustments are then made to bring the allowance to the level management believes is appropriate based on factors that have not otherwise been fully accounted for in the quantitative analysis. Examples of these adjustments include 1) foresight risk, 2) input imprecision, and 3) model imprecision.

Auditing management’s estimate of the allowance for credit losses involved a high degree of subjectivity due to the highly judgmental nature of the expected loss models and the qualitative adjustments included in the ACL. Management applies significant judgment in developing assumptions used to determine the allowance estimate and the inputs used in those models as well as in applying qualitative adjustments and model overlays. These determinations could have a significant effect on the ACL.

How We Addressed the Matter in Our Audit	We obtained an understanding of the Corporation’s process for establishing the ACL, including selection of the models, inputs used in the models, monitoring of the models, and the qualitative adjustments made to the ACL. We evaluated the design and tested the operating effectiveness of the controls over 1) determining the appropriateness of the models used to estimate quantitative components of the ACL, 2) validating the models used to estimate quantitative components of the ACL, 3) selecting the appropriate inputs and assumptions within the models, 4) monitoring of the models including the assessment of the output, 5) determining the appropriateness of the qualitative reserve methodology, including the identification and the assessment for the need for qualitative adjustments and model overlays, 6) validating the relevance and reliability of data used to estimate the various components of the qualitative reserves, and 7) management’s review and approval of qualitative adjustments and model output.

To test the appropriateness of the models used by management to estimate quantitative components of the ACL, with the support of specialists, we evaluated the model methodology and model performance, and tested key modeling assumptions used within the models. To test the qualitative adjustments and model overlays, we evaluated the identification and measurement of the qualitative adjustments, including the basis for concluding an adjustment was warranted when considering the potential impact of foresight risk, input imprecision and model imprecision, evaluated the appropriateness of the data used by the Corporation to estimate the qualitative adjustments, recalculated the analyses used by management to determine the qualitative adjustments, and analyzed the changes in assumptions and components of the qualitative reserves relative to changes in the Corporation’s loan portfolio. For example, we evaluated the data and information utilized by management to estimate the qualitative adjustments by independently obtaining and comparing to historical loan data, third-party macroeconomic data, and peer bank data to assess the appropriateness of the information and to consider whether new or contradictory information existed. We also evaluated if qualitative adjustments were based on a comprehensive framework, well-documented, and consistently applied.
/s/ Ernst & Young LLP

We have served as the Corporation’s auditor since 1992.
Dallas, TX
February 24, 2025

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized as of February 24, 2025.

COMERICA INCORPORATED

By:	/s/ Curtis C. Farmer
Curtis C. Farmer Chairman, President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities indicated as of February 24, 2025.

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