Form 10-Q
period 2025-03-31
COMERICA INC /NEW/
filed 2025-04-30
CIK 28412

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________
FORM 10-Q
______________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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
$5 par value common stock: Outstanding as of April 28, 2025: 131,412,824 shares

COMERICA INCORPORATED AND SUBSIDIARIES

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements
CONSOLIDATED BALANCE SHEETS
Comerica Incorporated and Subsidiaries

(in millions, except share data)	March 31, 2025	December 31, 2024
	(unaudited)
ASSETS
Cash and due from banks	$1,083	$850
Interest-bearing deposits with banks	4,709	5,954
Other short-term investments	379	375
Investment securities available-for-sale	15,102	15,045
Commercial loans	25,801	26,492
Real estate construction loans	3,393	3,680
Commercial mortgage loans	14,788	14,493
Lease financing	734	722
International loans	1,036	952
Residential mortgage loans	1,916	1,929
Consumer loans	2,244	2,271
Total loans	49,912	50,539
Allowance for loan losses	(683)	(690)
Net loans	49,229	49,849
Premises and equipment	447	473
Accrued income and other assets	6,673	6,751
Total assets	$77,622	$79,297
LIABILITIES AND SHAREHOLDERS’ EQUITY
Noninterest-bearing deposits	$23,156	$24,425
Money market and interest-bearing checking deposits	32,029	32,714
Savings deposits	2,147	2,138
Customer certificates of deposit	3,095	3,450
Other time deposits	1,052	1,052
Foreign office time deposits	26	32
Total interest-bearing deposits	38,349	39,386
Total deposits	61,505	63,811
Short-term borrowings	1,225	—
Accrued expenses and other liabilities	2,107	2,270
Medium- and long-term debt	5,733	6,673
Total liabilities	70,570	72,754
Fixed rate reset non-cumulative perpetual preferred stock, series A, no par value, $100,000 liquidation preference per share:
Authorized - 4,000 shares
Issued - 4,000 shares	394	394
Common stock - $5 par value:
Authorized - 325,000,000 shares
Issued - 228,164,824 shares	1,141	1,141
Capital surplus	2,198	2,218
Accumulated other comprehensive loss	(2,695)	(3,161)
Retained earnings	12,093	12,017
Less cost of common stock in treasury - 96,945,906 shares at 3/31/2025 and 96,755,368 shares at 12/31/2024	(6,079)	(6,066)
Total shareholders’ equity	7,052	6,543
Total liabilities and shareholders’ equity	$77,622	$79,297
See notes to consolidated financial statements (unaudited).

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)
Comerica Incorporated and Subsidiaries

	Three Months Ended March 31,
(in millions, except per share data)	2025	2024

INTEREST INCOME
Interest and fees on loans	$759	$808
Interest on investment securities	109	102
Interest on short-term investments	56	109
Total interest income	924	1,019
INTEREST EXPENSE
Interest on deposits	252	317
Interest on short-term borrowings	2	37
Interest on medium- and long-term debt	95	117
Total interest expense	349	471
Net interest income	575	548
Provision for credit losses	20	14
Net interest income after provision for credit losses	555	534
NONINTEREST INCOME
Card fees	59	66
Fiduciary income	52	51
Service charges on deposit accounts	46	45
Capital markets income	31	30
Commercial lending fees	16	16
Brokerage fees	14	10
Letter of credit fees	11	10
Bank-owned life insurance	9	10
Risk management hedging income (loss)	7	(25)
Other noninterest income	9	23
Total noninterest income	254	236
NONINTEREST EXPENSES
Salaries and benefits expense	368	348
Outside processing fee expense	64	68
Software expense	48	44
Occupancy expense	46	44
FDIC insurance expense	14	36
Equipment expense	13	12
Advertising expense	8	8
Other noninterest expenses	23	43
Total noninterest expenses	584	603
Income before income taxes	225	167
Provision for income taxes	53	29
NET INCOME	172	138
Less:
Income allocated to participating securities	1	1
Preferred stock dividends	6	6
Net income attributable to common shares	$165	$131
Earnings per common share:
Basic	$1.26	$0.99
Diluted	1.25	0.98
Comprehensive income (loss)	638	(271)
Cash dividends declared on common stock	93	94
Cash dividends declared per common share	0.71	0.71
See notes to consolidated financial statements (unaudited).

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (unaudited)
Comerica Incorporated and Subsidiaries

					Accumulated Other Comprehensive Loss
	Nonredeemable Preferred Stock	Common Stock						Total Shareholders' Equity
		Shares Outstanding		Capital Surplus		Retained Earnings	Treasury Stock
(in millions, except per share data)			Amount
BALANCE AT DECEMBER 31, 2023	$394	131.9	$1,141	$2,224	$(3,048)	$11,727	$(6,032)	$6,406
Cumulative effect of change in accounting principle (a)	—	—	—	—	—	(4)	—	(4)
Net income	—	—	—	—	—	138	—	138
Other comprehensive loss, net of tax	—	—	—	—	(409)	—	—	(409)
Cash dividends declared on common stock ($0.71 per share)	—	—	—	—	—	(94)	—	(94)
Cash dividends declared on preferred stock	—	—	—	—	—	(6)	—	(6)
Net issuance of common stock under employee stock plans	—	0.6	—	(49)	—	4	37	(8)
Share-based compensation	—	—	—	27	—	—	—	27
BALANCE AT MARCH 31, 2024	$394	132.5	$1,141	$2,202	$(3,457)	$11,765	$(5,995)	$6,050
BALANCE AT DECEMBER 31, 2024	$394	131.4	$1,141	$2,218	$(3,161)	$12,017	$(6,066)	$6,543
Net income	—	—	—	—	—	172	—	172
Other comprehensive income, net of tax	—	—	—	—	466	—	—	466
Cash dividends declared on common stock ($0.71 per share)	—	—	—	—	—	(93)	—	(93)
Cash dividends declared on preferred stock	—	—	—	—	—	(6)	—	(6)
Purchase of common stock	—	(0.7)	—	(1)	—	—	(49)	(50)
Net issuance of common stock under employee stock plans	—	0.5	—	(46)	—	3	36	(7)
Share-based compensation	—	—	—	27	—	—	—	27
BALANCE AT MARCH 31, 2025	$394	131.2	$1,141	$2,198	$(2,695)	$12,093	$(6,079)	$7,052
See notes to consolidated financial statements (unaudited).
(a)Effective January 1, 2024, the Corporation adopted ASU 2023-02, which expanded the permitted use of the proportional amortization method to certain tax credit investments.

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
Comerica Incorporated and Subsidiaries

	Three Months Ended March 31,
(in millions)	2025	2024

OPERATING ACTIVITIES
Net income	$172	$138
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	20	14
Provision (benefit) for deferred income taxes	4	(7)
Depreciation and amortization	25	22
Net periodic defined benefit credit	(10)	(12)
Share-based compensation expense	27	27
Net (accretion) amortization of securities	(10)	4
Net losses on sales of foreclosed property and other bank property	2	—
Net change in:
Accrued income receivable	13	9
Accrued expenses payable	(152)	(164)
Other, net	182	(236)
Net cash provided by (used in) operating activities	273	(205)
INVESTING ACTIVITIES
Investment securities available-for-sale:
Maturities and redemptions	287	385
Purchases	—	(34)
Net change in loans	605	1,275
Proceeds from sales of foreclosed property and other bank property	2	—
Net increase in premises and equipment	(7)	(40)
Federal Home Loan Bank stock:
Purchases	(17)	—
Redemptions	41	146
Proceeds from bank-owned life insurance settlements	1	7
Other, net	1	—
Net cash provided by investing activities	913	1,739
FINANCING ACTIVITIES
Net change in:
Deposits	(2,264)	(3,225)
Short-term borrowings	1,225	(3,565)
Medium- and long-term debt:
Maturities and redemptions	(1,000)	—
Issuances and advances	—	1,000
Cash dividends paid on preferred stock	(6)	(6)
Common stock:
Repurchases	(50)	—
Stock tendered for payment of withholding taxes	(13)	(12)
Cash dividends paid	(93)	(92)
Issuances under employee stock plans	4	(1)
Other, net	(1)	—
Net cash used in financing activities	(2,198)	(5,901)
Net decrease in cash and cash equivalents	(1,012)	(4,367)
Cash and cash equivalents at beginning of period	6,804	9,502
Cash and cash equivalents at end of period	$5,792	$5,135
Interest paid	$369	$541
Income taxes paid	5	4
See notes to consolidated financial statements (unaudited).

NOTE 1 - BASIS OF PRESENTATION AND ACCOUNTING POLICIES
Organization
The accompanying unaudited consolidated financial statements were prepared in accordance with United States (U.S.) generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation were included. The results of operations for the three months ended March 31, 2025 are not necessarily indicative of the results that may be expected for the year ending December 31, 2025. Certain items in prior periods were reclassified to conform to the current presentation. The accompanying unaudited financial statements should be read in conjunction with the consolidated financial statements and footnotes included in the Annual Report on Form 10-K of Comerica Incorporated and Subsidiaries (the Corporation) for the year ended December 31, 2024 (2024 Annual Report).
Recently Issued Accounting Pronouncements
In December 2023, the FASB issued ASU No. 2023-09 "Income Taxes (Topic 740): Improvements to Income Tax Disclosures" (ASU 2023-09). ASU 2023-09 requires additional annual disclosures including further disaggregation of information in the rate reconciliation, additional information for reconciling items meeting a quantitative threshold, further disaggregation of income taxes paid and other required disclosures. ASU 2023-09 is effective for the Corporation in the annual period beginning on January 1, 2025 and applied on a prospective basis with both early adoption and retrospective application permitted. The impact of ASU 2023-09 is not expected to be material to the Corporation's income tax disclosures.
In November 2024, the FASB issued ASU No. 2024-03 "Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses" (ASU 2024-03). ASU 2024-03 requires additional interim and annual disclosures that further disaggregate certain expense captions into specified categories in a separate note to the financial statements, as well as certain qualitative information describing amounts not separately disaggregated. ASU 2024-03 is effective for the Corporation in the annual period beginning on January 1, 2027 and interim periods beginning on January 1, 2028 and can be applied on either a prospective or retrospective basis, with early adoption permitted. The Corporation is evaluating the impact of ASU 2024-03 to its disclosures.
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
Refer to Note 1 to the consolidated financial statements in the Corporation's 2024 Annual Report for further information about the fair value hierarchy, descriptions of the valuation methodologies and key inputs used to measure financial assets and liabilities recorded at fair value, as well as a description of the methods and significant assumptions used to estimate fair value disclosures for financial instruments not recorded at fair value in their entirety on a recurring basis.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries
Assets and Liabilities Recorded at Fair Value on a Recurring Basis
The following tables present the recorded amount of assets and liabilities measured at fair value on a recurring basis as of March 31, 2025 and December 31, 2024.

(in millions)	Total	Level 1	Level 2	Level 3
March 31, 2025
Deferred compensation plan assets	$86	$86	$—	$—
Equity securities	46	46	—	—
Investment securities available-for-sale:
U.S. Treasury securities	1,287	1,287	—	—
Residential mortgage-backed securities (a)	9,022	—	9,022	—
Commercial mortgage-backed securities (a)	4,793	—	4,793	—
Total investment securities available-for-sale	15,102	1,287	13,815	—
Derivative assets:
Interest rate contracts	158	—	158	—
Energy contracts	577	—	577	—
Foreign exchange contracts	40	—	40	—
Total derivative assets	775	—	775	—
Total assets at fair value	$16,009	$1,419	$14,590	$—
Derivative liabilities:
Interest rate contracts	$249	$—	$249	$—
Energy contracts	562	—	562	—
Foreign exchange contracts	36	—	36	—
Other financial derivative liabilities	8	—	—	8
Total derivative liabilities	855	—	847	8
Deferred compensation plan liabilities	88	88	—	—
Total liabilities at fair value	$943	$88	$847	$8
December 31, 2024
Deferred compensation plan assets	$89	$89	$—	$—
Equity securities	46	46	—	—
Investment securities available-for-sale:
U.S. Treasury securities	1,277	1,277	—	—
Residential mortgage-backed securities (a)	9,076	—	9,076	—
Commercial mortgage-backed securities (a)	4,692	—	4,692	—
Total investment securities available-for-sale	15,045	1,277	13,768	—
Derivative assets:
Interest rate contracts	177	—	177	—
Energy contracts	416	—	416	—
Foreign exchange contracts	73	—	73	—
Total derivative assets	666	—	666	—
Total assets at fair value	$15,846	$1,412	$14,434	$—
Derivative liabilities:
Interest rate contracts	$335	$—	$335	$—
Energy contracts	400	—	400	—
Foreign exchange contracts	59	—	59	—
Other financial derivative liabilities	6	—	—	6
Total derivative liabilities	800	—	794	6
Deferred compensation plan liabilities	91	91	—	—
Total liabilities at fair value	$891	$91	$794	$6
(a)Issued and/or guaranteed by U.S. government agencies or U.S. government-sponsored enterprises.
    There were no transfers of assets or liabilities recorded at fair value on a recurring basis into or out of Level 3 fair value measurements during the three-month periods ended March 31, 2025 and 2024.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries
The following table summarizes the changes in Level 3 assets and liabilities measured at fair value on a recurring basis for the three-month periods ended March 31, 2025 and 2024.

		Net Realized/Unrealized Losses (Pretax) Recorded in Earnings (a)
(in millions)	Balance at Beginning of Period	Realized	Unrealized	Balance at End of Period
Three Months Ended March 31, 2025
Derivative liabilities:
Other financial derivative liabilities	$(6)	$—	$(2)	$(8)
Three Months Ended March 31, 2024
Derivative liabilities:
Other financial derivative liabilities	$(12)	$—	$—	$(12)
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
The following table presents assets recorded at fair value on a nonrecurring basis at March 31, 2025 and December 31, 2024. No liabilities were recorded at fair value on a nonrecurring basis at March 31, 2025 and December 31, 2024.

(in millions)	Level 3
March 31, 2025
Loans:
Commercial	$56
Real estate construction	18
Commercial mortgage	85
Total loans	159
Loans held-for-sale	221
Other real estate	15
Total assets at fair value	$395
December 31, 2024
Loans:
Commercial	$69
Commercial mortgage	86
Residential mortgage	3
Total loans	158
Loans held-for-sale	216
Other real estate	3
Total assets at fair value	$377
Level 3 assets recorded at fair value on a nonrecurring basis at March 31, 2025 and December 31, 2024 included loans with a specific allowance and certain bank property held for sale, both measured based on the fair value of collateral. The unobservable inputs were the additional adjustments applied by management to the appraised values to reflect such factors as non-current appraisals and revisions to estimated time to sell. These adjustments are determined based on qualitative judgments made by management on a case-by-case basis and are not observable inputs, although they are used in the determination of fair value. At March 31, 2025 and December 31, 2024, loans held-for-sale classified as Level 3 represented loans held-for-sale in less liquid markets requiring significant management assumptions when determining fair value.

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
The carrying amount and estimated fair value of financial instruments not recorded at fair value in their entirety on a recurring basis on the Corporation’s Consolidated Balance Sheets are as follows:

	Carrying Amount	Estimated Fair Value
(in millions)		Total	Level 1	Level 2	Level 3
March 31, 2025
Assets
Cash and due from banks	$1,083	$1,083	$1,083	$—	$—
Interest-bearing deposits with banks	4,709	4,709	4,709	—	—
Other short-term investments	21	21	21	—	—
Total loans, net of allowance for loan losses (a)	49,229	48,739	—	—	48,739
Liabilities
Demand deposits	57,332	57,332	—	57,332	—
Time deposits	4,173	4,204	—	4,204	—
Total deposits	61,505	61,536	—	61,536	—
Short-term borrowings	1,225	1,225	1,225	—	—
Medium- and long-term debt	5,733	5,811	—	5,811	—
Credit-related financial instruments	(63)	(63)	—	—	(63)
December 31, 2024
Assets
Cash and due from banks	$850	$850	$850	$—	$—
Interest-bearing deposits with banks	5,954	5,954	5,954	—	—
Other short-term investments	21	21	21	—	—
Total loans, net of allowance for loan losses (a)	49,849	49,436	—	—	49,436
Liabilities
Demand deposits	59,277	59,277	—	59,277	—
Time deposits	4,534	4,555	—	4,555	—
Total deposits	63,811	63,832	—	63,832	—
Medium- and long-term debt	6,673	6,780	—	6,780	—
Credit-related financial instruments	(64)	(64)	—	—	(64)
(a)Included $159 million and $158 million of loans recorded at fair value on a nonrecurring basis at March 31, 2025 and December 31, 2024, respectively.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries
NOTE 3 - INVESTMENT SECURITIES
A summary of the Corporation’s investment securities follows:

(in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
March 31, 2025
Investment securities available-for-sale:
U.S. Treasury securities	$1,282	$5	$—	$1,287
Residential mortgage-backed securities (a)	11,109	—	2,087	9,022
Commercial mortgage-backed securities (a)	5,250	—	457	4,793
Total investment securities available-for-sale	$17,641	$5	$2,544	$15,102
December 31, 2024
Investment securities available-for-sale:
U.S. Treasury securities	$1,277	$1	$1	$1,277
Residential mortgage-backed securities (a)	11,380	—	2,304	9,076
Commercial mortgage-backed securities (a)	5,261	—	569	4,692
Total investment securities available-for-sale	$17,918	$1	$2,874	$15,045
(a)Issued and/or guaranteed by U.S. government agencies or U.S. government-sponsored enterprises.
A summary of the Corporation’s investment securities in an unrealized loss position as of March 31, 2025 and December 31, 2024 follows:

	Less than 12 Months		12 Months or more		Total
(in millions, except securities count)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Count
March 31, 2025
U.S. Treasury securities	$98	$—	$24	$—	$122	$—	3
Residential mortgage-backed securities (a)	1	—	9,020	2,087	9,021	2,087	896
Commercial mortgage-backed securities (a)	—	—	4,779	457	4,779	457	249
Total temporarily impaired securities	$99	$—	$13,823	$2,544	$13,922	$2,544	1,148
December 31, 2024
U.S. Treasury securities	$438	$—	$25	$1	$463	$1	7
Residential mortgage-backed securities (a)	—	—	9,074	2,304	9,074	2,304	913
Commercial mortgage-backed securities (a)	14	—	4,678	569	4,692	569	252
Total temporarily impaired securities	$452	$—	$13,777	$2,874	$14,229	$2,874	1,172
(a)Issued and/or guaranteed by U.S. government agencies or U.S. government-sponsored enterprises.
Unrealized losses on investment securities resulted from changes in market interest rates. The Corporation’s portfolio is comprised of securities issued or guaranteed by U.S. government agencies or government-sponsored enterprises. As such, it is expected that the securities would not be settled at a price less than the amortized cost of the investments. Further, the Corporation does not intend to sell the investments, and it is not more-likely-than-not that it will be required to sell the investments before recovery of amortized costs. No allowance for credit losses was recorded on securities in an unrealized loss position at March 31, 2025 or December 31, 2024.
Interest receivable on investment securities totaled $37 million at March 31, 2025 and $38 million at December 31, 2024 and was included in accrued income and other assets on the Consolidated Balance Sheets. The investment securities portfolio included floating-rate securities with a fair value of $3 million at both March 31, 2025 and December 31, 2024.
There were no sales, calls or write-downs of investment securities available-for-sale during the three-month periods ended March 31, 2025 or March 31, 2024.

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

(in millions)
March 31, 2025	Amortized Cost	Fair Value
Contractual maturity
One year or less	$308	$308
After one year through five years	1,298	1,287
After five years through ten years	5,101	4,655
After ten years	10,934	8,852
Total investment securities	$17,641	$15,102
At March 31, 2025, investment securities with a carrying value of $7.7 billion were pledged where permitted or required by law. Pledges included $5.9 billion to the Federal Home Loan Bank (FHLB) as collateral for current advances and potential future borrowings as well as $1.8 billion to secure $435 million of liabilities, consisting of trust deposits, deposits of public entities and state and local government agencies as well as derivative instruments. For information on FHLB borrowings, refer to Note 8.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries
NOTE 4 – CREDIT QUALITY AND ALLOWANCE FOR CREDIT LOSSES
The following table presents an aging analysis of the amortized cost basis of loans.

	Loans Past Due and Still Accruing
(in millions)	30-59 Days	60-89 Days	90 Days or More	Total	Nonaccrual Loans	Current Loans	Total Loans
March 31, 2025
Business loans:
Commercial	$12	$2	$6	$20	$108	$25,673	$25,801
Real estate construction:
Commercial Real Estate business line (a)	—	—	—	—	20	3,051	3,071
Other business lines (b)	—	—	—	—	—	322	322
Total real estate construction	—	—	—	—	20	3,373	3,393
Commercial mortgage:
Commercial Real Estate business line (a)	32	20	—	52	45	6,227	6,324
Other business lines (b)	16	9	6	31	65	8,368	8,464
Total commercial mortgage	48	29	6	83	110	14,595	14,788
Lease financing	15	—	—	15	1	718	734
International	—	—	—	—	—	1,036	1,036
Total business loans	75	31	12	118	239	45,395	45,752
Retail loans:
Residential mortgage	11	8	—	19	35	1,862	1,916
Consumer:
Home equity	13	2	—	15	27	1,744	1,786
Other consumer	—	—	—	—	—	458	458
Total consumer	13	2	—	15	27	2,202	2,244
Total retail loans	24	10	—	34	62	4,064	4,160
Total loans	$99	$41	$12	$152	$301	$49,459	$49,912
December 31, 2024
Business loans:
Commercial	$50	$16	$13	$79	$125	$26,288	$26,492
Real estate construction:
Commercial Real Estate business line (a)	—	—	—	—	—	3,358	3,358
Other business lines (b)	—	—	—	—	—	322	322
Total real estate construction	—	—	—	—	—	3,680	3,680
Commercial mortgage:
Commercial Real Estate business line (a)	75	8	—	83	49	5,912	6,044
Other business lines (b)	11	7	31	49	69	8,331	8,449
Total commercial mortgage	86	15	31	132	118	14,243	14,493
Lease financing	12	—	—	12	1	709	722
International	—	—	—	—	—	952	952
Total business loans	148	31	44	223	244	45,872	46,339
Retail loans:
Residential mortgage	5	5	—	10	37	1,882	1,929
Consumer:
Home equity	11	3	—	14	27	1,761	1,802
Other consumer	16	—	—	16	—	453	469
Total consumer	27	3	—	30	27	2,214	2,271
Total retail loans	32	8	—	40	64	4,096	4,200
Total loans	$180	$39	$44	$263	$308	$49,968	$50,539
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

March 31, 2025	Vintage Year
(in millions)	2025	2024	2023	2022	2021	Prior	Revolvers	Revolvers Converted to Term	Total
Business loans:
Commercial
Pass (a)	$704	$3,040	$1,999	$1,758	$995	$1,431	$14,571	$14	$24,512
Criticized (b)	7	83	176	173	163	78	606	3	1,289
Total commercial	711	3,123	2,175	1,931	1,158	1,509	15,177	17	25,801
Commercial gross charge-offs	—	2	—	8	1	2	4	—	17
Real estate construction
Pass (a)	24	170	675	1,743	438	12	214	—	3,276
Criticized (b)	—	—	16	94	7	—	—	—	117
Total real estate construction	24	170	691	1,837	445	12	214	—	3,393
Real estate construction gross charge-offs	—	—	—	7	—	—	—	—	7
Commercial mortgage
Pass (a)	349	1,451	1,524	3,398	2,608	3,612	775	—	13,717
Criticized (b)	—	102	179	396	110	275	9	—	1,071
Total commercial mortgage	349	1,553	1,703	3,794	2,718	3,887	784	—	14,788
Commercial mortgage gross charge-offs	—	—	—	7	—	—	—	—	7
Lease financing
Pass (a)	24	261	236	35	70	99	—	—	725
Criticized (b)	—	3	1	1	3	1	—	—	9
Total lease financing	24	264	237	36	73	100	—	—	734
International
Pass (a)	238	109	110	100	54	40	368	—	1,019
Criticized (b)	4	11	—	—	—	—	2	—	17
Total international	242	120	110	100	54	40	370	—	1,036
Total business loans	1,350	5,230	4,916	7,698	4,448	5,548	16,545	17	45,752
Retail loans:
Residential mortgage
Pass (a)	30	187	218	275	344	826	—	—	1,880
Criticized (b)	3	—	1	1	4	27	—	—	36
Total residential mortgage	33	187	219	276	348	853	—	—	1,916
Consumer:
Home equity
Pass (a)	—	—	—	—	—	4	1,667	83	1,754
Criticized (b)	—	—	—	—	—	—	27	5	32
Total home equity	—	—	—	—	—	4	1,694	88	1,786
Other consumer
Pass (a)	33	28	10	10	5	45	325	—	456
Criticized (b)	—	—	—	2	—	—	—	—	2
Total other consumer	33	28	10	12	5	45	325	—	458
Other consumer gross charge-offs	—	—	—	—	—	1	—	—	1
Total consumer	33	28	10	12	5	49	2,019	88	2,244
Total retail loans	66	215	229	288	353	902	2,019	88	4,160
Total loans	$1,416	$5,445	$5,145	$7,986	$4,801	$6,450	$18,564	$105	$49,912

Table continues on the following page.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

December 31, 2024	Vintage Year
	2024	2023	2022	2021	2020	Prior	Revolvers	Revolvers Converted to Term	Total
Business loans:
Commercial
Pass (a)	$3,313	$2,129	$1,856	$1,127	$358	$1,192	$15,173	$15	$25,163
Criticized (b)	90	160	179	185	33	59	621	2	1,329
Total commercial	3,403	2,289	2,035	1,312	391	1,251	15,794	17	26,492
Commercial gross charge-offs	1	1	9	29	9	12	10	1	72
Real estate construction
Pass (a)	137	703	1,987	550	19	23	223	—	3,642
Criticized (b)	—	—	36	—	—	2	—	—	38
Total real estate construction	137	703	2,023	550	19	25	223	—	3,680
Commercial mortgage
Pass (a)	1,423	1,574	3,339	2,576	1,301	2,414	793	—	13,420
Criticized (b)	105	187	350	102	111	208	10	—	1,073
Total commercial mortgage	1,528	1,761	3,689	2,678	1,412	2,622	803	—	14,493
Commercial mortgage gross charge-offs	—	—	11	—	—	5	—	—	16
Lease financing
Pass (a)	262	226	38	80	30	80	—	—	716
Criticized (b)	3	1	1	—	—	1	—	—	6
Total lease financing	265	227	39	80	30	81	—	—	722
Lease financing gross charge-offs	1	—	3	—	—	—	—	—	4
International
Pass (a)	237	112	142	60	19	27	347	—	944
Criticized (b)	7	—	—	—	—	—	1	—	8
Total international	244	112	142	60	19	27	348	—	952
International gross charge-offs	1	—	—	—	—	—	—	—	1
Total business loans	5,577	5,092	7,928	4,680	1,871	4,006	17,168	17	46,339
Retail loans:
Residential mortgage
Pass (a)	181	236	274	349	415	434	—	—	1,889
Criticized (b)	5	1	4	2	4	24	—	—	40
Total residential mortgage	186	237	278	351	419	458	—	—	1,929
Consumer:
Home equity
Pass (a)	—	—	—	—	—	5	1,681	82	1,768
Criticized (b)	—	—	—	—	—	—	28	6	34
Total home equity	—	—	—	—	—	5	1,709	88	1,802
Other consumer
Pass (a)	30	10	28	7	6	41	345	—	467
Criticized (b)	—	—	2	—	—	—	—	—	2
Total other consumer	30	10	30	7	6	41	345	—	469
Other consumer gross charge-offs	1	—	—	—	—	1	—	—	2
Total consumer	30	10	30	7	6	46	2,054	88	2,271
Total retail loans	216	247	308	358	425	504	2,054	88	4,200
Total loans	$5,793	$5,339	$8,236	$5,038	$2,296	$4,510	$19,222	$105	$50,539
(a)Includes all loans not included in the categories of special mention, substandard or nonaccrual.
(b)Includes loans with an internal rating of special mention, substandard loans for which the accrual of interest has not been discontinued and nonaccrual loans. Special mention loans have potential credit weaknesses that deserve management’s close attention, such as loans to borrowers who may be experiencing financial difficulties that may result in deterioration of repayment prospects from the borrower at some future date. Accruing substandard loans have a well-defined weakness, or weaknesses, such as loans to borrowers who may be experiencing losses from operations or inadequate liquidity of a degree and duration that jeopardizes the orderly repayment of the loan. Substandard loans are also distinguished by the distinct possibility of loss in the future if these weaknesses are not corrected. Nonaccrual loans are loans for which the accrual of interest has been discontinued. For further information regarding nonaccrual loans, refer to the Nonperforming Assets subheading in Note 1 - Basis of Presentation and Accounting Policies on page F-52 in the Corporation's 2024 Annual Report. These categories are generally consistent with the "special mention" and "substandard" categories as defined by regulatory authorities. A minority of nonaccrual loans are consistent with the "doubtful" category.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries
Loan interest receivable totaled $255 million and $266 million at March 31, 2025 and December 31, 2024, respectively, and was included in accrued income and other assets on the Consolidated Balance Sheets.
Allowance for Credit Losses
The following table details the changes in the allowance for credit losses.

	2025			2024
(in millions)	Business Loans	Retail Loans	Total	Business Loans	Retail Loans	Total
Three Months Ended March 31
Balance at beginning of period:
Allowance for loan losses	$625	$65	$690	$620	$68	$688
Allowance for credit losses on lending-related commitments	28	7	35	31	9	40
Allowance for credit losses	653	72	725	651	77	728
Loan charge-offs	(31)	(1)	(32)	(20)	(1)	(21)
Recoveries on loans previously charged-off	6	—	6	6	1	7
Net loan charge-offs	(25)	(1)	(26)	(14)	—	(14)
Provision for credit losses:
Provision for loan losses	34	(15)	19	20	(3)	17
Provision for credit losses on lending-related commitments	(3)	4	1	(3)	—	(3)
Provision for credit losses	31	(11)	20	17	(3)	14
Balance at end of period:
Allowance for loan losses	634	49	683	626	65	691
Allowance for credit losses on lending-related commitments	25	11	36	28	9	37
Allowance for credit losses	$659	$60	$719	$654	$74	$728
Allowance for loan losses as a percentage of total loans	1.38%	1.19%	1.37%	1.34%	1.59%	1.36%
Allowance for credit losses as a percentage of total loans	1.44	1.46	1.44	1.40	1.82	1.43

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries
Nonaccrual Loans
The following table presents additional information regarding nonaccrual loans. Interest income of $1 million and $2 million was recognized on nonaccrual loans for the three-month periods ended March 31, 2025 and 2024, respectively.

(in millions)	Nonaccrual Loans with No Related Allowance	Nonaccrual Loans with Related Allowance	Total Nonaccrual Loans
March 31, 2025
Business loans:
Commercial	$15	$93	$108
Real estate construction:
Commercial Real Estate business line (a)	—	20	20
Total real estate construction	—	20	20
Commercial mortgage:
Commercial Real Estate business line (a)	—	45	45
Other business lines (b)	3	62	65
Total commercial mortgage	3	107	110
Lease financing	—	1	1
Total business loans	18	221	239
Retail loans:
Residential mortgage	35	—	35
Consumer:
Home equity	27	—	27
Total retail loans	62	—	62
Total nonaccrual loans	$80	$221	$301
December 31, 2024
Business loans:
Commercial	$9	$116	$125
Commercial mortgage:
Commercial Real Estate business line (a)	—	49	49
Other business lines (b)	7	62	69
Total commercial mortgage	7	111	118
Lease financing	—	1	1
Total business loans	16	228	244
Retail loans:
Residential mortgage	37	—	37
Consumer:
Home equity	27	—	27
Total consumer	27	—	27
Total retail loans	64	—	64
Total nonaccrual loans	$80	$228	$308
(a)Primarily loans to real estate developers.
(b)Primarily loans secured by owner-occupied real estate.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries
Foreclosed Properties
Foreclosed properties were insignificant at both March 31, 2025 and December 31, 2024. Retail loans secured by residential real estate properties in process of foreclosure included in nonaccrual loans were $3 million at March 31, 2025 and $4 million at December 31, 2024.
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
The following table displays the amortized cost basis at March 31, 2025 and 2024 of FDMs that were restructured during the three-month periods ended March 31, 2025 and 2024 by type of modification.

(in millions)	Term Extension (a)	Interest Rate Reduction	Combinations (b)	Total	Percent of Total Class
Three Months Ended March 31, 2025
Business loans:
Commercial	$44	$—	$—	$44	0.17%
Commercial mortgage:
Commercial Real Estate business line (c)	34	—	—	34	0.54
Other business lines (d)	10	—	—	10	0.12
Total commercial mortgage	44	—	—	44	0.30
Total business loans	88	—	—	88	0.19
Retail loans:
Consumer:
Home equity	—	1	—	1	0.07
Total consumer	—	1	—	1	0.06
Total retail loans	—	1	—	1	0.03
Total loans	$88	$1	$—	$89	0.18%
Three Months Ended March 31, 2024
Business loans:
Commercial	$108	$—	$10	$118	0.45%
Commercial mortgage:
Other business lines (d)	5	—	—	5	0.06
Total commercial mortgage	5	—	—	5	0.04
International	1	—	—	1	0.13
Total business loans	114	—	10	124	0.27
Retail loans:
Consumer:
Home equity	1	1	1	3	0.12
Total consumer	1	1	1	3	0.10
Total retail loans	1	1	1	3	0.05
Total loans	$115	$1	$11	$127	0.25%
(a)Represents loan balances where terms were extended or payments were delayed by a more than an insignificant time period, typically more than 180 days, at or above contractual interest rates.
(b)Relates to FDMs where more than one type of modification was made. For three months ended March 31, 2024, this primarily related to modifications where the interest rate was reduced and the term was extended.
(c)Primarily loans to real estate developers.
(d)Primarily loans secured by owner-occupied real estate.

There were no commitments to lend additional funds to borrowers experiencing financial difficulty whose terms had been restructured at March 31, 2025 and December 31, 2024.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries
The following table summarizes the financial impacts of loan modifications made during the three-month periods ended March 31, 2025 and 2024.

	Weighted-Average Term Extension (in months)	Weighted-Average Interest Rate Reduction
Three Months Ended March 31, 2025
Business loans:
Commercial	16.1	—%
Commercial mortgage:
Commercial Real Estate business line (a)	21.0	—
Other business lines (b)	17.4	—
Total commercial mortgage	20.1	—
Total business loans	18.1	—
Retail loans:
Consumer:
Home equity	—	(3.24)
Total consumer	—	(3.24)
Total retail loans	—	(3.24)
Total loans	18.1	(3.24)%
Three Months Ended March 31, 2024
Business loans:
Commercial	9.8	(1.11)%
Commercial mortgage:
Other business lines (b)	12.4	—
Total commercial mortgage	12.4	—
International	12.7	—
Total business loans	10.0	(1.11)
Retail loans:
Consumer:
Home equity	117.5	(3.11)
Total consumer	117.5	(3.11)
Total retail loans	117.5	(3.11)
Total loans	11.1	(1.40)%
(a)Primarily loans to real estate developers.
(b)Primarily loans secured by owner-occupied real estate.
On an ongoing basis, the Corporation monitors the performance of modified loans related to their restructured terms. Of the loans restructured during the three-month period ended March 31, 2025, $3 million were past due, compared to all being current under modified terms at March 31, 2024. Nonperforming restructured loans are classified as nonaccrual loans and are individually evaluated for the allowance for loan losses.
For restructured loans, a subsequent payment default is defined in terms of delinquency, when a principal or interest payment is 90 days past due or classified into nonaccrual status during the reporting period. Of the loans restructured during the twelve-month period ended March 31, 2025, there were no loans that subsequently defaulted at March 31, 2025, compared to $3 million at March 31, 2024 for the twelve-month period ended March 31, 2024.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries
NOTE 5 - GOODWILL AND INTANGIBLES
The following table summarizes the carrying value of goodwill by reporting unit at March 31, 2025 and December 31, 2024.

(in millions)	March 31, 2025	December 31, 2024
Commercial Bank	$473	$473
Retail Bank	101	101
Wealth Management	61	61
Total	$635	$635
The annual test of goodwill impairment is performed as of July 1 each year, or more often if events or circumstances indicate that the carrying value may not be recoverable. The annual impairment test performed at the beginning of the third quarter 2024 did not indicate impairment in any of the Corporation's reporting units as of the testing date, and the Corporation determined that it was more likely than not that the fair value of each reporting unit exceeded its carrying value. During the three months ended March 31, 2025, there were no events or circumstances that indicated an interim impairment test of goodwill or other intangibles was necessary.
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
Included in the fair value of derivative instruments are credit valuation adjustments reflecting counterparty credit risk. These adjustments are determined by applying a credit spread for the counterparty or the Corporation, as appropriate, to the total expected exposure of the derivative. Master netting arrangements effectively reduce credit valuation adjustments by permitting settlement of positive and negative positions and offset cash collateral held with the same counterparty on a net basis. Bilateral collateral agreements require daily exchange of cash or highly rated securities issued by the U.S. Treasury or other U.S. government entities to collateralize amounts due to either party. At March 31, 2025, counterparties with bilateral collateral agreements deposited $71 million of cash with the Corporation to secure the fair value of contracts in an unrealized gain position, and the Corporation had pledged $125 million of marketable investment securities and posted $17 million of cash as collateral for contracts in an unrealized loss position. For those counterparties not covered under bilateral collateral

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries
agreements, collateral is obtained, if deemed necessary, based on the results of management’s credit evaluation of the counterparty. Collateral varies, but may include cash, investment securities, accounts receivable, equipment or real estate.
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

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries
The following table presents the composition of the Corporation’s derivative instruments held or issued for risk management purposes or in connection with customer-initiated and other activities at March 31, 2025 and December 31, 2024. The table excludes a derivative related to the Corporation's 2008 sale of its remaining ownership of Visa shares and includes accrued interest receivable and payable.

	March 31, 2025			December 31, 2024
		Fair Value			Fair Value
(in millions)	Notional/ Contract Amount (a)	Gross Derivative Assets	Gross Derivative Liabilities	Notional/ Contract Amount (a)	Gross Derivative Assets	Gross Derivative Liabilities
Risk management purposes
Derivatives designated as hedging instruments
Interest rate contracts:
Fair value swaps - receive fixed/pay floating	$5,800	$1	$—	$6,800	$—	$—
Cash flow swaps - receive fixed/pay floating	23,350	—	—	23,350	—	3
Derivatives used as economic hedges
Foreign exchange contracts:
Spot, forwards and swaps	544	—	2	453	3	—
Total risk management purposes	29,694	1	2	30,603	3	3
Customer-initiated and other activities
Interest rate contracts:
Caps and floors written	1,911	—	9	1,781	—	12
Caps and floors purchased	1,911	9	—	1,781	12	—
Swaps	19,084	148	240	19,189	165	320
Total interest rate contracts	22,906	157	249	22,751	177	332
Energy contracts:
Caps and floors written	4,021	—	266	3,460	—	201
Caps and floors purchased	4,021	267	—	3,460	202	—
Swaps	6,872	310	296	6,338	214	199
Total energy contracts	14,914	577	562	13,258	416	400
Foreign exchange contracts:
Spot, forwards, options and swaps	2,673	40	34	3,117	70	59
Total customer-initiated and other activities	40,493	774	845	39,126	663	791
Total gross derivatives	$70,187	775	847	$69,729	666	794
Amounts offset in the Consolidated Balance Sheets:
Netting adjustment - Offsetting derivative assets/liabilities		(357)	(357)		(330)	(330)
Netting adjustment - Cash collateral received/posted		(54)	(17)		(80)	—
Net derivatives included in the Consolidated Balance Sheets (b)		364	473		256	464
Amounts not offset in the Consolidated Balance Sheets:
Marketable securities pledged under bilateral collateral agreements		(66)	(124)		(143)	(2)
Net derivatives after deducting amounts not offset in the Consolidated Balance Sheets		$298	$349		$113	$462
(a)Notional or contractual amounts, which represent the extent of involvement in the derivatives market, are used to determine the contractual cash flows required in accordance with the terms of the agreement. These amounts are typically not exchanged, significantly exceed amounts subject to credit or market risk and are not reflected in the Consolidated Balance Sheets.
(b)Net derivative assets are included in accrued income and other assets and net derivative liabilities are included in accrued expenses and other liabilities on the Consolidated Balance Sheets. Included in the fair value of net derivative assets and net derivative liabilities are credit valuation adjustments reflecting counterparty credit risk and credit risk of the Corporation. The fair value of net derivative assets included credit valuation adjustments for counterparty credit risk of $4 million and $1 million at March 31, 2025 and December 31, 2024.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries
Risk Management
The Corporation's derivative instruments used for managing interest rate risk include cash flow hedging strategies that convert variable-rate loans to fixed rates and fair value hedging strategies that convert fixed-rate medium- and long-term debt to variable rates. Interest and fees on loans included net expense from cash flow swaps of $78 million and $170 million for the three-month periods ended March 31, 2025 and 2024, respectively.
The following table details the effects of fair value hedging on the Consolidated Statements of Comprehensive Income.

	Interest on Medium- and Long-Term Debt
	Three Months Ended March 31,
(in millions)	2025	2024
Total interest on medium- and long-term debt (a)	$95	$117
Fair value hedging relationships:
Interest rate contracts:
Hedged items	81	81
Derivatives designated as hedging instruments	14	36
(a) Includes the effects of hedging.
    The following tables summarize the expected weighted average remaining maturity of the notional amount of risk management interest rate swaps, the weighted average interest rates associated with amounts expected to be received or paid on interest rate swap agreements, and for fair value swaps, the carrying amount of the related hedged items, as of March 31, 2025 and December 31, 2024.
Cash flow swaps - receive fixed/pay floating rate on variable-rate loans

	March 31, 2025	December 31, 2024
Weighted average:
Time to maturity (in years)	2.9	3.1
Receive rate	2.55%	2.55%
Pay rate (a)	4.35	4.55
(a)Variable rates paid on receive fixed swaps designated as cash flow hedges were based on Secured Overnight Financing Rate (SOFR) rates in effect at March 31, 2025 and December 31, 2024.

Fair value swaps - receive fixed/pay floating rate on medium- and long-term debt

(dollar amounts in millions)	March 31, 2025	December 31, 2024
Carrying value of hedged items (a)	$5,733	$6,673
Weighted average:
Time to maturity (in years)	2.8	2.6
Receive rate (b)	4.42%	3.77%
Pay rate (b)	4.70	4.80
(a)Included $(62) million and $(122) million of cumulative hedging adjustments at March 31, 2025 and December 31, 2024, respectively, which included a hedging adjustment on a discontinued hedging relationship of $2 million at both March 31, 2025 and December 31, 2024.
(b)Floating rates paid on receive fixed swaps designated as fair value hedges are based on SOFR rates in effect at March 31, 2025 and December 31, 2024.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries
Re-designated Interest Rate Swaps and Price Alignment Income
On November 15, 2023, the Bloomberg Index Services Limited (Bloomberg) announced that it would discontinue publishing the Bloomberg Short-Term Bank Yield Index (BSBY) on November 15, 2024; accordingly, the Corporation was required to “de-designate” $7.0 billion of interest rate swaps used in cash flow hedges of certain BSBY-indexed loans and reclassify amounts recognized in accumulated other comprehensive income into earnings. A total of $130 million in net losses were included in noninterest income as a result of the de-designations, consisting of $39 million during the first quarter of 2024 and $91 million during the fourth quarter of 2023. For each de-designated swap, settlement of interest payments and changes in fair value were recorded as risk management hedging losses within noninterest income instead of net interest income until re-designation. All impacted swaps were re-designated as of April 1, 2024.
Amounts in accumulated other comprehensive income related to cash flows that continued to be probable of occurring were amortized out of accumulated other comprehensive income and into earnings, which resulted in a pre-tax loss of $52 million recorded in interest and fees on loans for the three months ended March 31, 2024, with no comparable loss recorded for the three months ended March 31, 2025. Additionally, the fair value of swaps at re-designation date were accreted back into accumulated other comprehensive income, resulting in benefits of $28 million for the three months ended March 31, 2025 and $41 million for the three months ended March 31, 2024.
BSBY cessation and the related de-designation and re-designation of interest rate swaps led to a net increase in accumulated other comprehensive income of $21 million for the three months ended March 31, 2025, compared to $27 million for the three months ended March 31, 2024.
For more information on accumulated net losses on cash flow hedges, refer to Note 9.
Risk management hedging income (loss) also includes price alignment income, which is income received on payments made to a central clearing party for centrally cleared derivatives. Positions are settled daily based on derivative fair values and the party receiving net settlement amounts pays price alignment, based on an earning rate, to the party making settlement payments. Price alignment income totaled $8 million and $13 million for the three-month periods ended March 31, 2025 and 2024, respectively.
Customer-Initiated and Other
The Corporation enters into derivative transactions at the request of customers and generally takes offsetting positions with dealer counterparties to help mitigate the inherent market risk. Income primarily results from the spread between the customer derivative and the offsetting dealer position.
For customer-initiated foreign exchange contracts where offsetting positions have not been taken, the Corporation manages the remaining inherent market risk through individual foreign currency position limits and aggregate value-at-risk limits. These limits are established annually and monitored at least monthly.

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

	Three Months Ended March 31,
(in millions)	2025	2024
Interest rate contracts	$4	$5
Energy contracts	3	3
Foreign exchange contracts	11	11
Total	$18	$19
Credit-Related Financial Instruments
The Corporation issues off-balance sheet financial instruments in connection with commercial and consumer lending activities. The Corporation’s credit risk associated with these instruments is represented by the contractual amounts indicated in the following table.

(in millions)	March 31, 2025	December 31, 2024
Unused commitments to extend credit:
Commercial and other	$24,525	$24,342
Bankcard, revolving credit and home equity loan commitments	3,981	4,055
Total unused commitments to extend credit	$28,506	$28,397
Standby letters of credit	$4,181	$4,138
Commercial letters of credit	15	12
The Corporation maintains an allowance to cover current expected credit losses inherent in lending-related commitments, including unused commitments to extend credit, letters of credit and financial guarantees. The allowance for credit losses on lending-related commitments, included in accrued expenses and other liabilities on the Consolidated Balance Sheets, was $36 million and $35 million at March 31, 2025 and December 31, 2024, respectively.
Unused Commitments to Extend Credit
Commitments to extend credit are legally binding agreements to lend to a customer, provided there is no violation of any condition established in the contract. These commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many commitments expire without being drawn upon, the total contractual amount of commitments does not necessarily represent future cash requirements of the Corporation. Commercial and other unused commitments are primarily variable rate commitments. The allowance for credit losses on lending-related commitments included $32 million at March 31, 2025 and $30 million at December 31, 2024 for expected credit losses inherent in the Corporation’s unused commitments to extend credit.
Standby and Commercial Letters of Credit
Standby letters of credit represent conditional obligations of the Corporation which guarantee the performance of a customer to a third party. Standby letters of credit are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing and similar transactions. Commercial letters of credit are issued to finance foreign or domestic trade transactions. These contracts expire in decreasing amounts through the year. The Corporation may enter into participation arrangements with third parties that effectively reduce the maximum amount of future payments which may be required under standby and commercial letters of credit. These risk participations covered $220 million and $223 million at March 31, 2025 and December 31, 2024, respectively, of standby and commercial letters of credit outstanding, which totaled $4.2 billion at both March 31, 2025 and December 31, 2024.
The carrying value of the Corporation’s standby and commercial letters of credit, included in accrued expenses and other liabilities on the Consolidated Balance Sheets, totaled $31 million at March 31, 2025, including $27 million in deferred fees and $4 million in the allowance for credit losses on lending-related commitments. At December 31, 2024, the comparable amounts were $34 million, $29 million and $5 million, respectively.
The following table presents a summary of criticized standby and commercial letters of credit at March 31, 2025 and December 31, 2024. The Corporation's criticized list is consistent with the Special Mention, Substandard and Doubtful

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries
categories defined by regulatory authorities. The Corporation manages credit risk through underwriting, periodically reviewing and approving its credit exposures using Board committee approved credit policies and guidelines.

(dollar amounts in millions)	March 31, 2025	December 31, 2024
Total criticized standby and commercial letters of credit	$64	$37
As a percentage of total outstanding standby and commercial letters of credit	1.5%	0.9%
Other Credit-Related Financial Instruments
The Corporation enters into credit risk participation agreements, under which the Corporation assumes credit exposure associated with a borrower’s performance related to certain interest rate derivative contracts. The Corporation is not a party to the interest rate derivative contracts and only enters into these credit risk participation agreements in instances in which the Corporation is also a party to the related loan participation agreements for such borrowers. The Corporation manages its credit risk on the credit risk participation agreements by monitoring the creditworthiness of the borrowers, which is based on the normal credit review process as if the Corporation had entered into the derivative instruments directly with the borrower. The notional amount of such credit risk participation agreements reflects the pro-rata share of the derivative instrument, consistent with its share of the related participated loan. The total notional amount of the credit risk participation agreements was approximately $1.0 billion and $1.1 billion at March 31, 2025 and December 31, 2024, respectively, and the fair value was insignificant at both March 31, 2025 and December 31, 2024. The maximum estimated exposure to these agreements, as measured by projecting a maximum value of the guaranteed derivative instruments, assuming 100 percent default by all obligors on the maximum values, was $5 million and $1 million at March 31, 2025 and December 31, 2024, respectively. In the event of default, the lead bank has the ability to liquidate the assets of the borrower, in which case the lead bank would be required to return a percentage of the recouped assets to the participating banks. As of March 31, 2025, the weighted average remaining maturity of outstanding credit risk participation agreements was 4.6 years.
In 2008, the Corporation sold its remaining ownership of Visa Class B shares and entered into a derivative contract. Under the terms of the derivative contract, the Corporation will compensate the counterparty primarily for dilutive adjustments made to the conversion factor of the Visa Class B shares to Class A shares based on the ultimate outcome of litigation involving Visa. Conversely, the Corporation will be compensated by the counterparty for any increase in the conversion factor from anti-dilutive adjustments. The fair value of the derivative liability, included in accrued expenses and other liabilities on the Consolidated Balance Sheets, was $8 million and $6 million at March 31, 2025 and December 31, 2024, respectively.
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
The Corporation accounts for its interests in LIHTC entities and other tax credit entities that meet certain criteria using the proportional amortization method. Ownership interests in tax credit entities that do not qualify for the proportional amortization method are accounted for under either the cost or equity method. Exposure to loss as a result of the Corporation's involvement in entities using the proportional amortization method and other tax credit entities at March 31, 2025 was limited to $557 million and $1 million, respectively.
Investment balances, including all legally binding commitments to fund future investments that are accounted for using the proportional amortization method, are included in accrued income and other assets on the Consolidated Balance Sheets. A liability is recognized in accrued expenses and other liabilities on the Consolidated Balance Sheets for all legally binding unfunded commitments to fund tax credit entities that are accounted for using the proportional amortization method ($221 million at March 31, 2025). Amortization and other write-downs of tax credit investments for which the proportional amortization method is applied are presented on a net basis as a component of the provision for income taxes on the Consolidated Statements of Comprehensive Income, while amortization and write-downs of other tax credit investments are

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries
recorded in other noninterest income. The income tax credits and deductions are recorded as a reduction of income tax expense and a reduction of federal income taxes payable. The cash flows related to the total income tax benefits are presented in the "net income," "benefit for deferred income taxes" and "other, net" line items within the operating activities section of the Consolidated Statements of Cash Flows.
The Corporation provided no financial or other support that was not contractually required to any of the above VIEs during the three months ended March 31, 2025 and 2024.
The following table summarizes the impact of these tax credit investments under the proportional amortization method on the Corporation’s Consolidated Statements of Comprehensive Income.

	Three Months Ended March 31,
(in millions)	2025	2024
Other noninterest income:
Amortization of other tax credit investments	$—	$1
Provision for income taxes:
Amortization of investments	$22	$19
Tax credits	(19)	(17)
Other income tax benefits related to tax credit entities	(7)	(5)
Total provision for income taxes	$(4)	$(3)
For further information on the Corporation’s consolidation policy, see Note 1 to the consolidated financial statements in the Corporation's 2024 Annual Report.
NOTE 8 - MEDIUM- AND LONG-TERM DEBT
Medium- and long-term debt is summarized as follows:

(in millions)	March 31, 2025	December 31, 2024
Parent company
Subordinated notes:
3.80% subordinated notes due 2026	$245	$243
Medium- and long-term notes:
4.00% notes due 2029	528	519
5.982% notes due 2030	999	984
Total medium- and long-term notes	1,527	1,503
Total parent company	1,772	1,746
Subsidiaries
Subordinated notes:
4.00% subordinated notes due 2025	347	345
7.875% subordinated notes due 2026	157	157
5.332% subordinated notes due 2033	463	451
Total subordinated notes	967	953
FHLB advances:
5.07% advance due March 2025	—	1,000
4.79% advance due 2026	999	997
4.49% advance due 2027	999	992
4.49% advance due 2028	996	985
Total FHLB advances	2,994	3,974
Total subsidiaries	3,961	4,927
Total medium- and long-term debt	$5,733	$6,673
Fixed interest rates have been swapped to a variable rate and designated in a hedging relationship for all notes outstanding at both March 31, 2025 and December 31, 2024. Accordingly, carrying value has been adjusted to reflect the change in fair value of the debt as a result of changes in the benchmark rate. Subordinated notes with remaining maturities greater than one year qualify as Tier 2 capital.
Comerica Bank (the Bank), a wholly-owned subsidiary of Comerica, Incorporated, is a member of the FHLB, which provides short- and long-term funding to its members through advances collateralized by real estate-related assets. Borrowing

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries
capacity is contingent on the amount of collateral available to be pledged to the FHLB. At March 31, 2025, FHLB borrowings were $3.4 billion, with remaining capacity for future borrowing of $13.4 billion, secured by real estate-related loans totaling $22.1 billion and investment securities totaling $5.9 billion.
Unamortized debt issuance costs deducted from the carrying amount of medium- and long-term debt totaled $10 million at both March 31, 2025 and December 31, 2024, respectively.

NOTE 9 - ACCUMULATED OTHER COMPREHENSIVE LOSS
The following table presents a reconciliation of the changes in the components of accumulated other comprehensive loss and details the components of other comprehensive income (loss) for the three months ended March 31, 2025 and 2024, including the amount of income tax expense (benefit) allocated to each component of other comprehensive income (loss).

	Three Months Ended March 31,
(in millions)	2025	2024
Accumulated net unrealized losses on investment securities:
Balance at beginning of period, net of tax	$(2,197)	$(2,043)
Net unrealized holding gains (losses) arising during the period	334	(268)
Less: Provision (benefit) for income taxes	80	(69)
Change in net unrealized losses on investment securities, net of tax	254	(199)
Balance at end of period, net of tax	$(1,943)	$(2,242)
Accumulated net losses on cash flow hedges:
Balance at beginning of period, net of tax	$(596)	$(605)
Net cash flow hedge gains (losses) arising during the period	200	(451)
Less: Provision (benefit) for income taxes	48	(109)
Change in net cash flow hedge losses arising during the period, net of tax	152	(342)
Less:
Net cash flow losses included in interest and fees on loans	(106)	(159)
Net accretion (amortization) of unrealized losses related to de-designated derivatives included in interest and fees on loans	28	(12)
Less: Benefit for income taxes	(19)	(41)
Reclassification adjustment for net cash flow hedge losses included in net income, net of tax	(59)	(130)
Change in net cash flow hedge losses, net of tax	211	(212)
Balance at end of period, net of tax (a)	$(385)	$(817)
Accumulated defined benefit pension and other postretirement plans adjustment:
Balance at beginning of period, net of tax	$(368)	$(400)
Amounts recognized in other noninterest expenses:
Amortization of actuarial net loss	7	7
Amortization of prior service credit	(5)	(5)
Total amounts recognized in other noninterest expenses	2	2
Less: Provision for income taxes	1	—
Adjustment for amounts recognized as components of net periodic benefit credit during the period, net of tax	1	2
Change in defined benefit pension and other postretirement plans adjustment, net of tax	1	2
Balance at end of period, net of tax	$(367)	$(398)
Total accumulated other comprehensive loss at end of period, net of tax	$(2,695)	$(3,457)
(a)The Corporation expects to reclassify $166 million of losses, net of tax, from accumulated other comprehensive loss to earnings over the next twelve months if interest yield curves and notional amounts remain at March 31, 2025 levels.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries
NOTE 10 - NET INCOME PER COMMON SHARE
Basic and diluted net income per common share are presented in the following table.

	Three Months Ended March 31,
(in millions, except per share data)	2025	2024
Basic and diluted
Net income	$172	$138
Less:
Income allocated to participating securities	1	1
Preferred stock dividends	6	6
Net income attributable to common shares	$165	$131
Basic average common shares	132	132
Basic net income per common share	$1.26	$0.99
Basic average common shares	132	132
Dilutive common stock equivalents:
Net effect of the assumed exercise of stock awards	1	1
Diluted average common shares	133	133
Diluted net income per common share	$1.25	$0.98
The following average shares related to outstanding options to purchase shares of common stock that were not included in the computation of diluted net income per common share because the options were anti-dilutive for the period.

	Three Months Ended March 31,
(average outstanding options in thousands)	2025	2024
Average outstanding options	1,252	1,785
Range of exercise prices	$63.15 - $95.25	$53.96 - $95.25

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries
NOTE 11 - EMPLOYEE BENEFIT PLANS
Net periodic defined benefit cost (credit) is comprised of service cost and other components of net benefit cost (credit). Service cost is included in salaries and benefits expense and other components of net benefit cost (credit) are included in other noninterest expenses on the Consolidated Statements of Comprehensive Income. For further information on the Corporation's employee benefit plans, refer to Note 17 to the consolidated financial statements in the Corporation's 2024 Annual Report.
The components of net periodic benefit cost (credit) for the Corporation's qualified pension plan, non-qualified pension plan and postretirement benefit plan are as follows.

Qualified Defined Benefit Pension Plan	Three Months Ended March 31,
(in millions)	2025	2024
Service cost	$9	$8
Other components of net benefit credit:
Interest cost	21	21
Expected return on plan assets	(44)	(45)
Amortization of prior service credit	(4)	(3)
Amortization of net loss	6	6
Total other components of net benefit credit	(21)	(21)
Net periodic defined benefit credit	$(12)	$(13)

Non-Qualified Defined Benefit Pension Plan	Three Months Ended March 31,
(in millions)	2025	2024
Service cost	$1	$1
Other components of net benefit cost:
Interest cost	2	2
Amortization of prior service credit	(1)	(2)
Amortization of net loss	1	1
Total other components of net benefit cost	2	1
Net periodic defined benefit cost	$3	$2

Postretirement Benefit Plan	Three Months Ended March 31,
(in millions)	2025	2024
Other components of net benefit credit:
Expected return on plan assets	$(1)	$(1)
Net periodic defined benefit credit	$(1)	$(1)

NOTE 12 - INCOME TAXES AND TAX-RELATED ITEMS
Unrecognized tax benefits were $8 million at both March 31, 2025 and December 31, 2024. The Corporation anticipates a change of $2 million in net unrecognized tax benefits within the next twelve months. Included in accrued expenses and other liabilities on the Consolidated Balance Sheets was a liability of $1 million for tax-related interest and penalties at both March 31, 2025 and December 31, 2024.
Net deferred tax assets were $882 million at March 31, 2025, compared to $1.0 billion at December 31, 2024. The decrease of approximately $152 million in net deferred tax assets resulted primarily from decreases to deferred tax assets related to hedging gains and losses, net unrealized losses on investment securities available-for-sale and an increase in deferred tax liabilities related to defined benefit plans. Included in deferred tax assets were $2 million of state net operating loss (NOL) carryforwards and $9 million of federal foreign tax carryforwards at both March 31, 2025 and December 31, 2024. State NOL carryforwards expire between 2025 and 2044 and federal foreign tax credit carryforwards expire between 2029 and 2035. The Corporation believes that it is more likely than not that the benefit from federal foreign tax credits and certain state NOL carryforwards will not be realized and, accordingly, maintains a federal valuation allowance of $9 million and a state valuation allowance of $2 million at both March 31, 2025 and December 31, 2024. The determination regarding valuation allowance was based on evidence of loss carryback capacity, projected future reversals of existing taxable temporary differences to absorb the deferred tax assets and assumptions made regarding future events.

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
Further, from time to time, the Corporation is also subject to examinations, inquiries and investigations by regulatory authorities in areas including, but not limited to, compliance, risk management and consumer protection, which could lead to administrative or legal proceedings or settlements. Remedies in resulting proceedings or settlements may include fines, penalties, restitution or alterations in the Corporation's business practices and may result in increased operating expenses or decreased revenues. For example, the Consumer Financial Protection Bureau (CFPB) launched an investigation into Comerica Bank as Financial Agent under the Bureau of Fiscal Service's Direct Express® program. In response to the CFPB's interpretation of certain statutes in connection with its investigation, Comerica Bank filed litigation against the CFPB in November 2024. The CFPB filed a separate suit against Comerica Bank in December 2024 premised upon its interpretation of certain statutes in connection with its investigation. On April 11, 2025, the CFPB and Comerica Bank filed notices of dismissal without prejudice of each lawsuit, meaning the parties retain their respective rights.
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
For matters where a loss is not probable, the Corporation has not established an accrual. The Corporation believes the estimate of the aggregate range of reasonably possible losses, in excess of established accruals, for all legal proceedings and regulatory matters in which it is involved is from zero to approximately $165 million at March 31, 2025. This estimated aggregate range of reasonably possible losses is based upon currently available information for those legal proceedings and regulatory matters in which the Corporation is involved, taking into account the Corporation’s best estimate of such losses for those legal proceedings and regulatory matters for which such estimate can be made. For certain legal proceedings and regulatory matters, the Corporation does not believe that an estimate can currently be made. The Corporation’s estimate involves significant judgment, given the varying stages of the legal proceedings and regulatory matters (including the fact that many are currently in preliminary stages), the existence in certain legal proceedings of multiple defendants (including the Corporation) whose share of liability has yet to be determined, the numerous yet-unresolved issues in many of the legal proceedings and regulatory matters (including issues regarding class certification and the scope of many of the claims) and the attendant uncertainty of the various potential outcomes of such legal proceedings and regulatory matters. Accordingly, the Corporation’s estimate will change from time to time, and actual losses may be more or less than the current estimate.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries
In the event of unexpected future developments, it is possible the ultimate resolution of these matters, if unfavorable, may be material to the Corporation's consolidated financial condition, results of operations or cash flows. For information regarding income tax contingencies, refer to Note 12.
NOTE 14 - STRATEGIC LINES OF BUSINESS
The Corporation has strategically aligned its operations into three major business segments: the Commercial Bank, the Retail Bank and Wealth Management. These business segments are differentiated based on the type of customer and the related products and services provided. In addition to the three major business segments, the Finance and Other categories include items not directly associated with the business segments. Business segment results are produced by the Corporation’s internal management accounting system. This system measures financial results based on the internal business unit structure of the Corporation. The performance of the business segments is not comparable with the Corporation's consolidated results and is not necessarily comparable with similar information for any other financial institution. Additionally, because of the interrelationships of the various segments, the information presented is not indicative of how the segments would perform if they operated as independent entities. The management accounting system assigns balance sheet and income statement items to each business segment using certain methodologies, which are regularly reviewed and refined. From time to time, the Corporation may make reclassifications among the segments to more appropriately reflect management's current view of the segments, and methodologies may be modified as the management accounting system is enhanced and changes occur in the organizational structure and/or product lines. For comparability purposes, amounts in all periods are based on business unit structure and methodologies in effect at March 31, 2025.
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
For further information on the methodologies which form the basis for these results refer to Note 22 to the consolidated financial statements in the Corporation's 2024 Annual Report.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries
Business segment financial results were as follows:

(dollar amounts in millions)	Commercial Bank	Retail Bank	Wealth Management	Finance	Other	Total
Three Months Ended March 31, 2025
Earnings summary:
Net interest income (expense)	$472	$254	$48	$(240)	$41	$575
Provision (benefit) for credit losses	31	(5)	(6)	—	—	20
Noninterest income	135	26	71	23	(1)	254
Salaries and benefits expense	81	51	35	17	184	368
Outside processing fee expense	46	2	10	1	5	64
Occupancy expense	6	25	3	1	11	46
Allocated corporate expense	119	80	35	(20)	(214)	—
All other noninterest expenses (a)	15	22	14	2	53	106
Total noninterest expenses	267	180	97	1	39	584
Provision (benefit) for income taxes	71	26	7	(52)	1	53
Net income (loss)	$238	$79	$21	$(166)	$—	$172
Net charge-offs	$26	$—	$—	$—	$—	$26
Selected average balances:
Assets	$44,960	$3,053	$5,170	$17,433	$6,942	$77,558
Loans	42,850	2,380	4,984	—	—	50,214
Deposits	32,750	23,638	3,620	1,633	258	61,899
Three Months Ended March 31, 2024
Earnings summary:
Net interest income (expense)	$477	$200	$47	$(217)	$41	$548
Provision (benefit) for credit losses	16	(1)	1	—	(2)	14
Noninterest income	148	28	65	(11)	6	236
Salaries and benefits expense	79	51	36	14	168	348
Outside processing fee expense	49	3	11	1	4	68
Occupancy expense	6	24	3	1	10	44
Allocated corporate expense	104	77	31	(18)	(194)	—
All other noninterest expenses (a)	37	27	15	4	60	143
Noninterest expenses	275	182	96	2	48	603
Provision (benefit) for income taxes	56	8	2	(41)	4	29
Net income (loss)	$278	$39	$13	$(189)	$(3)	$138
Net charge-offs	$14	$—	$—	$—	$—	$14
Selected average balances:
Assets	$46,485	$3,026	$5,443	$19,057	$9,606	$83,617
Loans	43,911	2,297	5,152	—	12	51,372
Deposits	32,212	24,384	3,900	4,539	275	65,310
(a)All other noninterest expenses for each reportable business segment includes:
i.Commercial Bank - Primarily FDIC insurance expense and gains on real estate and other assets.
ii.Retail Bank - Primarily equipment expense and FDIC insurance expense.
iii.Wealth Management - Primarily litigation-related expense and software expense.

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

	Commercial Bank	Retail Bank	Wealth Management	Finance & Other	Total
(in millions)
Three Months Ended March 31, 2025
Revenue from contracts with customers:
Card fees	$50	$8	$1	$—	$59
Fiduciary income	—	—	52	—	52
Service charges on deposit accounts	31	13	2	—	46
Commercial loan servicing fees (a)	2	—	—	—	2
Capital markets income (b)	6	—	—	—	6
Brokerage fees	—	—	14	—	14
Other noninterest income (b)	—	2	2	—	4
Total revenue from contracts with customers	89	23	71	—	183
Other sources of noninterest income	46	3	—	22	71
Total noninterest income	$135	$26	$71	$22	$254
Three Months Ended March 31, 2024
Revenue from contracts with customers:
Card fees	$55	$10	$1	$—	$66
Fiduciary income	—	—	51	—	51
Service charges on deposit accounts	31	13	1	—	45
Commercial loan servicing fees (a)	2	—	—	—	2
Capital markets income (b)	4	—	—	—	4
Brokerage fees	—	—	10	—	10
Other noninterest income (b)	5	3	1	—	9
Total revenue from contracts with customers	97	26	64	—	187
Other sources of noninterest income	51	2	1	(5)	49
Total noninterest income	$148	$28	$65	$(5)	$236
(a)Included in commercial lending fees on the Consolidated Statements of Comprehensive Income.
(b)Excludes derivative, warrant and other miscellaneous income.
Revenue from contracts with customers did not generate significant contract assets and liabilities for the periods presented.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS
This report includes forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. In addition, the Corporation may make other written and oral communications from time to time that contain such statements. All statements regarding the Corporation's expected financial position, strategies and growth prospects and general economic conditions expected to exist in the future are forward-looking statements. The words, "anticipates," "believes," "contemplates," "feels," "expects," "estimates," "enhances," "seeks," "strives," "plans," "intends," "outlook," "forecast," "position," "target," "mission," "assume," "achievable," "potential," "strategy," "goal," "aspiration," "opportunity," "initiative," "outcome," "continue," "remain," "maintain," "on track," "trend," "objective," "looks forward," "projects," "models," and variations of such words and similar expressions, or future or conditional verbs such as "will," "would," "should," "could," "might," "can," "may" or similar expressions, as they relate to the Corporation or its management, are intended to identify forward-looking statements. These forward-looking statements are predicated on the beliefs and assumptions of the Corporation's management based on information known to the Corporation's management as of the date of this report and do not purport to speak as of any other date. Forward-looking statements may include descriptions of plans and objectives of the Corporation's management for future or past operations, products or services and forecasts of the Corporation's revenue, earnings or other measures of economic performance, including statements of profitability, business segments and subsidiaries as well as estimates of credit trends and global stability. Such statements reflect the view of the Corporation's management as of this date with respect to future events and are subject to risks and uncertainties. Should one or more of these risks materialize or should underlying beliefs or assumptions prove incorrect, the Corporation's actual results could differ materially from those discussed. Factors that could cause or contribute to such differences include credit risks (changes in customer behavior; unfavorable developments concerning credit quality; and declines or other changes in the businesses or industries of the Corporation's customers); market risks (changes in monetary and fiscal policies; fluctuations in interest rates and their impact on deposit pricing); liquidity risks (the Corporation's ability to maintain adequate sources of funding and liquidity; reductions in the Corporation's credit rating; and the interdependence of financial service companies and their soundness); technology risks (cybersecurity risks and heightened legislative and regulatory focus on cybersecurity and data privacy); operational risks (operational, systems or infrastructure failures; reliance on other companies to provide certain key components of business infrastructure; the impact of legal and regulatory proceedings or determinations; losses due to fraud; and controls and procedures failures); compliance risks (changes in regulation or oversight, or changes in the Corporation’s status with respect to existing regulations or oversight; the effects of stringent capital requirements; and the impacts of future legislative, administrative or judicial changes to tax regulations); strategic risks (damage to the Corporation's reputation; the Corporation's ability to utilize technology to efficiently and effectively develop, market and deliver new products and services; competitive product and pricing pressures among financial institutions within the Corporation's markets; the implementation of the Corporation's strategies and business initiatives; management's ability to maintain and expand customer relationships; management's ability to retain key officers and employees; and any future strategic acquisitions or divestitures); and other general risks (changes in general economic, political or industry conditions, including as a result of changes in trade policies; negative effects from inflation; the effectiveness of methods of reducing risk exposures; the effects of catastrophic events; physical or transition risks related to climate change; changes in accounting standards; the critical nature of the Corporation's accounting policies, processes and management estimates; the volatility of the Corporation's stock price; and that an investment in the Corporation's equity securities is not insured or guaranteed by the Federal Deposit Insurance Corporation (FDIC)). The Corporation cautions that the foregoing list of factors is not all-inclusive. For a discussion of factors that may cause actual results to differ from expectations, please refer to the Corporation's filings with the Securities and Exchange Commission. In particular, please refer to “Item 1A. Risk Factors” beginning on page 16 of the Corporation's Annual Report on Form 10-K for the year ended December 31, 2024. Forward-looking statements speak only as of the date they are made. The Corporation does not undertake to update forward-looking statements to reflect facts, circumstances, assumptions or events that occur after the date the forward-looking statements are made. For any forward-looking statements made in this report or in any documents, the Corporation claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

RESULTS OF OPERATIONS
In accordance with Item 303(c) of Regulation S-K, the Corporation is providing a comparison of the quarter ended March 31, 2025 against the preceding sequential quarter. The Corporation believes providing a sequential discussion of its results of operations provides more relevant information for investors and stakeholders to understand and analyze the business. Balance sheet items are discussed in terms of average balances unless otherwise noted.
Three Months Ended March 31, 2025 Compared to Three Months Ended December 31, 2024

	Three Months Ended
(dollar amounts in millions, except per share data)	March 31, 2025	December 31, 2024
Net interest income	$575	$575
Provision for credit losses	20	21
Noninterest income	254	250
Noninterest expenses	584	587
Income before income taxes	225	217
Provision for income taxes	53	47
Net income	$172	$170
Diluted earnings per common share	$1.25	$1.22
Net income for the three months ended March 31, 2025 was $172 million, an increase of $2 million compared to $170 million for the three months ended December 31, 2024, driven by an increase in noninterest income, which reflected a fourth quarter 2024 loss related to repositioning the Corporation's securities portfolio that did not reoccur in the first quarter of 2025, and a decrease in noninterest expenses. Provision for income taxes increased $6 million, which included a reduction in favorable discrete items and higher pre-tax income. Net income per diluted common share for the three months ended March 31, 2025 was $1.25 compared to net income per diluted common share of $1.22 for the three months ended December 31, 2024, an increase of $0.03 per diluted common share.

Analysis of Net Interest Income

	Three Months Ended
	March 31, 2025			December 31, 2024
(dollar amounts in millions)	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Commercial loans (a)	$26,112	$368	5.72%	$26,198	$372	5.65%
Real estate construction loans	3,479	64	7.47	3,765	75	7.89
Commercial mortgage loans	14,731	240	6.60	14,728	257	6.95
Lease financing	727	10	5.69	752	11	5.90
International loans	1,004	16	6.67	988	18	7.26
Residential mortgage loans	1,920	20	4.09	1,921	17	3.62
Consumer loans	2,241	41	7.37	2,265	45	7.80
Total loans (b)	50,214	759	6.13	50,617	795	6.25
Mortgage-backed securities (c)	13,702	95	2.33	14,075	96	2.30
U.S. Treasury securities (d)	1,281	14	4.21	1,319	4	1.32
Total investment securities	14,983	109	2.46	15,394	100	2.22
Interest-bearing deposits with banks (e)	4,806	53	4.36	5,695	68	4.71
Other short-term investments	375	3	3.37	366	4	3.73
Total earning assets	70,378	924	5.11	72,072	967	5.15
Cash and due from banks	733			630
Allowance for loan losses	(690)			(687)
Accrued income and other assets	7,137			7,219
Total assets	$77,558			$79,234
Money market and interest-bearing checking deposits (f)	$31,912	213	2.70	$32,045	238	2.95
Savings deposits	2,140	1	0.16	2,142	1	0.16
Customer certificates of deposit	3,282	24	2.93	3,542	28	3.21
Other time deposits	1,052	14	5.35	1,371	19	5.35
Foreign office time deposits	33	—	3.78	25	—	4.14
Total interest-bearing deposits	38,419	252	2.65	39,125	286	2.91
Federal funds purchased	184	2	4.41	5	—	4.68
Other short-term borrowings	4	—	4.61	37	1	4.77
Medium- and long-term debt	6,488	95	5.83	6,698	105	6.28
Total interest-bearing sources	45,095	349	3.12	45,865	392	3.40
Noninterest-bearing deposits	23,480			24,222
Accrued expenses and other liabilities	2,222			2,408
Shareholders’ equity	6,761			6,739
Total liabilities and shareholders’ equity	$77,558			$79,234
Net interest income/rate spread		$575	1.99		$575	1.75
Impact of net noninterest-bearing sources of funds			1.19			1.31
Net interest margin (as a percentage of average earning assets)			3.18%			3.06%
(a)Interest income on commercial loans included net expense from cash flow swaps of $78 million and $115 million for the three months ended March 31, 2025 and December 31, 2024, respectively.
(b)Nonaccrual loans are included in average balances reported and in the calculation of average rates.
(c)Average balances included $2.7 billion of unrealized losses for both the three months ended March 31, 2025 and December 31, 2024, respectively; yields calculated gross of these unrealized losses.
(d)Average balances included $1 million of unrealized gains and $22 million of unrealized losses for the three months ended March 31, 2025 and December 31, 2024, respectively; yields calculated gross of these unrealized gains and losses.
(e)Average balances excluded $2 million and $10 million of collateral posted and netted against derivative liability positions for the three months ended March 31, 2025 and December 31, 2024, respectively; yields calculated gross of derivative netting amounts.
(f)Average balances excluded $70 million and $76 million of collateral received and netted against derivative asset positions for the three months ended March 31, 2025 and December 31, 2024, respectively; rates calculated gross of derivative netting amounts.

Rate/Volume Analysis

	Three Months Ended
	March 31, 2025/December 31, 2024
(in millions)	(Decrease) Increase Due to Rate (a)	(Decrease) Increase Due to Volume (a)	Net (Decrease) Increase
Interest income:
Loans	$(29)	$(7)	$(36)
Investment securities	11	(2)	9
Interest-bearing deposits with banks	(6)	(9)	(15)
Other short-term investments	—	(1)	(1)
Total interest income	(24)	(19)	(43)
Interest expense:
Interest-bearing deposits	(26)	(8)	(34)
Short-term borrowings	—	1	1
Medium- and long-term debt	(8)	(2)	(10)
Total interest expense	(34)	(9)	(43)
Net interest income	$10	$(10)	$—
(a)Impact of additional days, other portfolio dynamics and interest rate swaps reflected as part of rate impact, rate/volume variances are allocated to variances due to volume.
Net interest income was $575 million for both the three months ended March 31, 2025 and December 31, 2024, while net interest margin increased 12 basis points to 3.18 percent for the same period, due to the net impact of lower rates and a decline in interest-bearing deposits, partially offset by an $894 million decrease in deposits held with the Federal Reserve Bank (FRB), lower nonaccrual interest and a $403 million decline in loans. Net interest income was also impacted by two fewer days in the first quarter.
For further discussion of the effects of market rates on net interest income, refer to the "Market and Liquidity Risk" section of this financial review.
Provision for Credit Losses
The provision for credit losses, which includes the provision for loan losses and the provision for credit losses on lending-related commitments, was $20 million for the three months ended March 31, 2025, compared to $21 million for the three months ended December 31, 2024. The allowance for credit losses decreased $6 million to $719 million at March 31, 2025, compared to $725 million at December 31, 2024, reflecting the impact of changes in loan portfolio composition and relatively stable macroeconomic variables, as well as a rise in economic uncertainty. As a percentage of total loans, the allowance for credit losses was 1.44% at both March 31, 2025 and December 31, 2024.
Net loan charge-offs were $26 million for the three months ended March 31, 2025, an increase of $10 million from $16 million for the three months ended December 31, 2024, reflecting increases in Commercial Real Estate, Entertainment and Corporate Banking, partially offset by a decline in general Middle Market charge-offs. The provision for credit losses on lending-related commitments was $1 million for both the three months ended March 31, 2025 and December 31, 2024.
An analysis of the allowance for credit losses and a summary of nonperforming assets are presented under the "Credit Risk" subheading in the "Risk Management" section of this financial review.

Noninterest Income

	Three Months Ended
(in millions)	March 31, 2025	December 31, 2024
Card fees	$59	$62
Fiduciary income	52	54
Service charges on deposit accounts	46	47
Capital markets income	31	36
Commercial lending fees	16	18
Brokerage fees	14	14
Letter of credit fees	11	10
Bank-owned life insurance	9	11
Risk management hedging income	7	9
Net losses on debt securities	—	(19)
Other noninterest income (a)	9	8
Total noninterest income	$254	$250
(a)The table below provides further details on certain categories included in other noninterest income.
Noninterest income increased $4 million to $254 million for the three months ended March 31, 2025, compared to $250 million for the three months ended December 31, 2024, which included the impact of a $19 million loss related to repositioning the Corporation's securities portfolio in the fourth quarter of 2024, partially offset by decreases in capital markets income and card fees, as well as smaller decreases in other categories. Other noninterest income is detailed in the table below.

	Three Months Ended
(in millions)	March 31, 2025	December 31, 2024
FHLB and FRB stock dividends	$3	$4
Deferred compensation asset returns (a)	(2)	—
All other noninterest income	8	4
Other noninterest income	$9	$8
(a)Compensation deferred by the Corporation's officers and directors is invested based on investment selections of the officers and directors. Income earned on these assets is reported in other noninterest income and the corresponding change in deferred compensation plan liabilities is reported in salaries and benefits expense.

Noninterest Expenses

	Three Months Ended
(in millions)	March 31, 2025	December 31, 2024
Salaries and benefits expense	$368	$346
Outside processing fee expense	64	68
Software expense	48	46
Occupancy expense	46	47
FDIC insurance expense	14	10
Equipment expense	13	14
Advertising expense	8	11
Other noninterest expenses	23	45
Total noninterest expenses	$584	$587
Noninterest expenses decreased $3 million to $584 million for the three months ended March 31, 2025, compared to $587 million for the three months ended December 31, 2024, primarily due to decreases in litigation-related expenses, charitable contributions, consulting expenses, outside processing fee expense and advertising expense, partially offset by increases in salaries and benefits expense and FDIC insurance expense, as well as a reduction in gains on the sale of real estate and other assets. Salaries and benefits expense was impacted by primarily seasonal items, which included increases in annual stock-based compensation, payroll taxes and 401(k) expense, partially offset by decreases in incentive compensation and staff insurance, as well as an increase in temporary labor.

Three Months Ended March 31, 2025 Compared to Three Months Ended March 31, 2024

	Three Months Ended March 31,
(dollar amounts in millions, except per share data)	2025	2024
Net interest income	$575	$548
Provision for credit losses	20	14
Noninterest income	254	236
Noninterest expenses	584	603
Income before income taxes	225	167
Provision for income taxes	53	29
Net income	$172	$138
Diluted earnings per common share	$1.25	$0.98
Net income increased $34 million to $172 million for the three months ended March 31, 2025, compared to $138 million for the three months ended March 31, 2024, driven by an increase in net interest income, a decline in noninterest expenses and higher noninterest income (which included the impact of $39 million of losses related to BSBY cessation in the first quarter of 2024). The increase in net interest income was primarily due to the net impact of lower rates (including the impact of BSBY cessation), as well as declines in FHLB advances and brokered deposits, partially offset by decreases in deposits held with the FRB, loans and investment securities. Net income per diluted common share increased $0.27 to $1.25 for the three months ended March 31, 2025, compared to $0.98 for the three months ended March 31, 2024.

Analysis of Net Interest Income

	Three Months Ended
	March 31, 2025			March 31, 2024
(dollar amounts in millions)	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Commercial loans (a)	$26,112	$368	5.72%	$26,451	$348	5.30%
Real estate construction loans	3,479	64	7.47	5,174	108	8.37
Commercial mortgage loans	14,731	240	6.60	13,642	253	7.46
Lease financing	727	10	5.69	810	12	6.11
International loans	1,004	16	6.67	1,141	22	7.80
Residential mortgage loans	1,920	20	4.09	1,882	18	3.74
Consumer loans	2,241	41	7.37	2,272	47	8.32
Total loans (b)	50,214	759	6.13	51,372	808	6.33
Mortgage-backed securities (c)	13,702	95	2.33	14,782	101	2.28
U.S. Treasury securities (d)	1,281	14	4.21	1,546	1	0.28
Total investment securities	14,983	109	2.46	16,328	102	2.12
Interest-bearing deposits with banks (e)	4,806	53	4.36	7,726	105	5.47
Other short-term investments	375	3	3.37	381	4	4.01
Total earning assets	70,378	924	5.11	75,807	1,019	5.20
Cash and due from banks	733			938
Allowance for loan losses	(690)			(688)
Accrued income and other assets	7,137			7,560
Total assets	$77,558			$83,617
Money market and interest-bearing checking deposits (f)	$31,912	213	2.70	$28,700	228	3.18
Savings deposits	2,140	1	0.16	2,352	1	0.23
Customer certificates of deposit	3,282	24	2.93	3,868	36	3.76
Other time deposits	1,052	14	5.35	3,964	52	5.28
Foreign office time deposits	33	—	3.78	18	—	4.35
Total interest-bearing deposits	38,419	252	2.65	38,902	317	3.28
Federal funds purchased	184	2	4.41	26	—	5.39
Other short-term borrowings	4	—	4.61	2,555	37	5.65
Medium- and long-term debt	6,488	95	5.83	6,903	117	6.77
Total interest-bearing sources	45,095	349	3.12	48,386	471	3.90
Noninterest-bearing deposits	23,480			26,408
Accrued expenses and other liabilities	2,222			2,746
Shareholders’ equity	6,761			6,077
Total liabilities and shareholders’ equity	$77,558			$83,617
Net interest income/rate spread		$575	1.99		$548	1.30
Impact of net noninterest-bearing sources of funds			1.19			1.50
Net interest margin (as a percentage of average earning assets)			3.18%			2.80%
(a)Interest income on commercial loans included net expense from cash flow swaps of $78 million and $170 million for the three months ended March 31, 2025 and 2024, respectively.
(b)Nonaccrual loans are included in average balances reported and in the calculation of average rates.
(c)Average balances included $2.7 billion and $2.9 billion of unrealized losses for the three months ended March 31, 2025 and 2024, respectively; yields calculated gross of these unrealized losses.
(d)Average balances included $1 million of unrealized gains and $71 million of unrealized losses for the three months ended March 31, 2025 and 2024, respectively; yields calculated gross of these unrealized gains and losses.
(e)Average balances excluded $2 million and included $2 million of collateral posted and netted against derivative liability positions for the three months ended March 31, 2025 and 2024, respectively; yields calculated gross of derivative netting amounts.
(f)Average balances excluded $70 million and $130 million of collateral received and netted against derivative asset positions for the three months ended March 31, 2025 and 2024, respectively; rates calculated gross of derivative netting amounts.

Rate/Volume Analysis

	Three Months Ended
	March 31, 2025/March 31, 2024
(in millions)	(Decrease) Increase Due to Rate (a)	Decrease Due to Volume (a)	Net (Decrease) Increase
Interest income:
Loans	$(28)	$(21)	$(49)
Investment securities	16	(9)	7
Interest-bearing deposits with banks	(20)	(32)	(52)
Other short-term investments	(1)	—	(1)
Total interest income	(33)	(62)	(95)
Interest expense:
Interest-bearing deposits	(39)	(26)	(65)
Short-term borrowings	(7)	(28)	(35)
Medium- and long-term debt	(17)	(5)	(22)
Total interest expense	(63)	(59)	(122)
Net interest income	$30	$(3)	$27
(a)Impact of additional days, other portfolio dynamics and interest rate swaps reflected as part of rate impact, rate/volume variances are allocated to variances due to volume.
Net interest income for the three months ended March 31, 2025 increased $27 million compared to the three months ended March 31, 2024, and net interest margin increased 38 basis points for the same period, driven by lower rates, a $2.6 billion decrease in short-term FHLB advances and a $2.9 billion decline in higher-cost brokered deposits, partially offset by decreases of $2.9 billion in deposits held with the FRB, $1.2 billion in loans and $1.3 billion in investment securities. For further discussion of the effects of market rates on net interest income, refer to the "Market and Liquidity Risk" section of this financial review.
Provision for Credit Losses
The provision for credit losses increased $6 million to $20 million for the three months ended March 31, 2025, compared to $14 million for the three months ended March 31, 2024, reflecting the impact of changes in the Corporation's portfolio composition, a decline in the Corporation's loan portfolio and relatively stable macroeconomic variables, as well as a rise in economic uncertainty. Net loan charge-offs were $26 million for the three months ended March 31, 2025, an increase of $12 million compared to $14 million for the three months ended March 31, 2024, mostly driven by Commercial Real Estate net charge-offs. An analysis of the allowance for credit losses and nonperforming assets is presented under the "Credit Risk" subheading in the "Risk Management" section of this financial review.
Noninterest Income

	Three Months Ended March 31,
(in millions)	2025	2024
Card fees	$59	$66
Fiduciary income	52	51
Service charges on deposit accounts	46	45
Capital markets income	31	30
Commercial lending fees	16	16
Brokerage fees	14	10
Letter of credit fees	11	10
Bank-owned life insurance	9	10
Risk management hedging income (loss)	7	(25)
Other noninterest income (a)	9	23
Total noninterest income	$254	$236
(a)The table below provides further details on certain categories included in other noninterest income.

Noninterest income increased $18 million to $254 million for the three months ended March 31, 2025, compared to $236 million for the three months ended March 31, 2024, driven by an increase in risk management hedging income, which included the impact of $39 million of losses related to BSBY cessation in the first quarter of 2024, partially offset by lower price alignment income received for centrally-cleared derivative positions. An increase in brokerage fees for the three months ended March 31, 2025, compared to the three months ended March 31, 2024, was offset by declines in card fees (mostly related to government card interchange fees) and other noninterest income, as other noninterest income for the 2024 period included a $5 million negotiated vendor payment.
The following table presents certain categories included in other noninterest income on the Consolidated Statements of Comprehensive Income.

	Three Months Ended March 31,
(in millions)	2025	2024
FHLB and FRB stock dividends	$3	$5
Deferred compensation asset returns (a)	(2)	6
All other noninterest income	8	12
Other noninterest income	$9	$23

(a)Compensation deferred by the Corporation's officers and directors is invested based on investment selections of the officers and directors. Income earned on these assets is reported in other noninterest income and the corresponding change in deferred compensation plan liabilities is reported in salaries and benefits expense.
Noninterest Expenses

	Three Months Ended March 31,
(in millions)	2025	2024
Salaries and benefits expense	$368	$348
Outside processing fee expense	64	68
Software expense	48	44
Occupancy expense	46	44
FDIC insurance expense	14	36
Equipment expense	13	12
Advertising expense	8	8
Other noninterest expenses	23	43
Total noninterest expenses	$584	$603
Noninterest expenses decreased $19 million to $584 million for the three months ended March 31, 2025, compared to $603 million for the three months ended March 31, 2024, due to decreases in FDIC insurance expense (special assessment and changes in balance sheet composition), consulting fees and operational losses, as well as an increase in gains on the sale of real estate and other assets, partially offset by increases in salaries and benefits expense and litigation-related expenses. The increase in salaries and benefits expense reflected the impact of annual merit-based salary increases and staff additions, as well as higher severance costs and temporary labor, partially offset by a decline in deferred compensation expense (mostly offset in other noninterest income).

STRATEGIC LINES OF BUSINESS
The Corporation has strategically aligned its operations into three major business segments: the Commercial Bank, the Retail Bank and Wealth Management. These business segments are differentiated based on the type of customer and the related products and services provided. In addition to the three major business segments, the Finance and Other categories include items not directly associated with the business segments. The performance of the business segments is not comparable with the Corporation's consolidated results and is not necessarily comparable with similar information for any other financial institution. Additionally, because of the interrelationships of the various segments, the information presented is not indicative of how the segments would perform if they operated as independent entities. Note 14 to the consolidated financial statements describes the business activities of each business segment and presents financial results of the business segments for the three-month periods ended March 31, 2025 and 2024.
The Corporation's management accounting system assigns balance sheet and income statement items to each segment using certain methodologies, which are regularly reviewed and refined. These methodologies may be modified as the management accounting system is enhanced and changes occur in the Corporation's organizational structure and/or product lines. Note 22 to the consolidated financial statements in the Corporation's 2024 Annual Report describes the Corporation's segment reporting methodology.
Net interest income for each segment reflects the interest income generated by earning assets less interest expense on interest-bearing liabilities plus the net impact from associated internal funds transfer pricing (FTP) funding credits and charges.

The FTP methodology allocates credits to each business segment for deposits and other funds provided as well as charges for loans and other assets being funded. FTP crediting rates on deposits and other funds provided reflect the long-term value of deposits and other funding sources based on the behavioral characteristics of deposit types and corresponding liquidity that is provided. FTP charge rates for funding loans and other assets reflect a matched cost of funds based on the pricing and duration characteristics of the assets. As a result of applying matched funding, interest revenue for each segment resulting from loans and other assets is generally not impacted by changes in interest rates. Therefore, net interest income for each segment primarily reflects the volume of loans and other earning assets at the spread over the matched cost of funds, as well as the volume of deposits at the associated FTP crediting rates. Generally, in periods of rising interest rates, FTP charge rates for funding loans and FTP crediting rates on deposits will increase, with FTP crediting rates for deposits typically repricing at a slower pace than FTP charge rates for funding loans. Conversely, in periods of declining interest rates, FTP charge rates for funding loans and FTP crediting rates on deposits will decrease, with FTP crediting rates for deposits typically repricing at a slower pace than FTP charge rates for funding loans.
Business Segments
The following sections present a summary of the performance of each of the Corporation's business segments for the three months ended March 31, 2025 compared to the same period in the prior year.
Commercial Bank

	Three Months Ended March 31,			Percent Change
(dollar amounts in millions)	2025	2024	Change
Earnings summary:
Net interest income	$472	$477	$(5)	(1)%
Provision for credit losses	31	16	15	97
Noninterest income	135	148	(13)	(8)
Noninterest expenses	267	275	(8)	(3)
Provision for income taxes	71	56	15	27
Net income	$238	$278	$(40)	(14)%
Net charge-offs	$26	$14	$12	89

Selected average balances:
Loans	$42,850	$43,911	$(1,061)	(2)%
Deposits	32,750	32,212	538	2
Average loans for the three months ended March 31, 2025 decreased $1.1 billion from the three months ended March 31, 2024, which included decreases in National Dealer Services, Corporate Banking, Equity Fund Services and general Middle Market, partially offset by an increase in Environmental Services. Average deposits increased $538 million for the same period, which included increases in Commercial Real Estate, Equity Fund Services and general Middle Market, partially offset by a decrease in Technology and Life Sciences.
The Commercial Bank's net income was $238 million for the three months ended March 31, 2025, a decrease of $40 million from the three months ended March 31, 2024. Net interest income decreased $5 million due to lower income on loans, partially offset by lower allocated net FTP charges. The provision for credit losses increased $15 million, reflecting increases in Commercial Real Estate and Business Banking, partially offset by a decrease in Corporate Banking. Net charge-offs increased $12 million to $26 million, driven by Commercial Real Estate, Entertainment and Corporate Banking, partially offset by an improvement in general Middle Market. Noninterest income decreased $13 million, primarily due to lower card fees and capital markets income, as well as a $5 million negotiated vendor payment received in the 2024 period. Noninterest expenses decreased $8 million, primarily reflecting decreases in outside processing fee expense and FDIC insurance expense (related to special assessment), as well as an increase in gains on the sale of real estate and other assets, partially offset by higher allocated corporate expenses.

Retail Bank

	Three Months Ended March 31,			Percent Change
(dollar amounts in millions)	2025	2024	Change
Earnings summary:
Net interest income	$254	$200	$54	27%
Provision for credit losses	(5)	(1)	(4)	n/m
Noninterest income	26	28	(2)	(10)
Noninterest expenses	180	182	(2)	(1)
Provision for income taxes	26	8	18	n/m
Net income	$79	$39	$40	99%

Selected average balances:
Loans	$2,380	$2,297	$83	4%
Deposits	23,638	24,384	(746)	(3)
n/m - not meaningful
Average loans for the three months ended March 31, 2025 increased $83 million from the three months ended March 31, 2024, while average deposits decreased $746 million for the same period. The Retail Bank's net income was $79 million for the three months ended March 31, 2025, an increase of $40 million from the three months ended March 31, 2024. Net interest income increased $54 million, primarily due to lower interest expense and higher FTP crediting rates on deposits. Noninterest income and noninterest expenses were relatively stable.
Wealth Management

	Three Months Ended March 31,			Percent Change
(dollar amounts in millions)	2025	2024	Change
Earnings summary:
Net interest income	$48	$47	$1	3%
Provision for credit losses	(6)	1	(7)	n/m
Noninterest income	71	65	6	9
Noninterest expenses	97	96	1	—
Provision for income taxes	7	2	5	n/m
Net income	$21	$13	$8	75%

Selected average balances:
Loans	$4,984	$5,152	$(168)	(3)%
Deposits	3,620	3,900	(280)	(7)
n/m - not meaningful
Average loans for the three months ended March 31, 2025 decreased $168 million from the three months ended March 31, 2024, while average deposits decreased $280 million for the same period. Wealth Management's net income was $21 million for the three months ended March 31, 2025, an increase of $8 million from the three months ended March 31, 2024. Net interest income and noninterest expenses were relatively stable, while noninterest income increased $6 million, primarily driven by higher investment fees.

Finance & Other

	Three Months Ended March 31,			Percent Change
(dollar amounts in millions)	2025	2024	Change
Earnings summary:
Net interest expense	$(199)	$(176)	$(23)	13%
Provision for credit losses	—	(2)	2	n/m
Noninterest income	22	(5)	27	n/m
Noninterest expenses	40	50	(10)	(20)
Benefit for income taxes	(51)	(37)	(14)	36
Net loss	$(166)	$(192)	$26	(13)%

Selected average balances:
Loans	$—	$12	$(12)	n/m
Deposits	1,891	4,814	(2,923)	(61)%
n/m - not meaningful
Average deposits for the three months ended March 31, 2025, which primarily consisted of centrally-managed brokered time deposits fully insured by the FDIC, decreased $2.9 billion from the three months ended March 31, 2024. Net loss for the Finance and Other category was $166 million for the three months ended March 31, 2025, a decrease of $26 million from the three months ended March 31, 2024. Net interest expense increased $23 million, reflecting the impact of interest rate swaps (which are centrally managed) as well as increased balances from higher-cost funding sources. Noninterest income increased $27 million, primarily due to higher risk management hedging income (impact of BSBY cessation in the 2024 period), partially offset by a decrease in investment fees. Noninterest expenses decreased $10 million, reflecting decreases in consulting fees and allocated corporate expenses, partially offset by higher salaries and benefits expense.
The following table lists the Corporation's banking centers by geographic market.

	March 31,
	2025	2024
Michigan	158	176
Texas	114	116
California	88	92
Other Markets	20	24
Total	380	408
FINANCIAL CONDITION
First Quarter 2025 Compared to Fourth Quarter 2024
Period-End Balances
Total assets decreased $1.7 billion to $77.6 billion at March 31, 2025, compared to $79.3 billion at December 31, 2024, reflecting a $1.2 billion decrease in interest-bearing deposits with banks (primarily with the FRB) and a $627 million decrease in total loans, which included decreases of $438 million in Equity Fund Services and $185 million in National Dealer Services.
Total liabilities decreased $2.2 billion to $70.6 billion at March 31, 2025, compared to $72.8 billion at December 31, 2024, reflecting decreases of $1.3 billion in noninterest-bearing deposits ($1.1 billion of which was related to timing of disbursements within the Direct Express government card program), $1.0 billion in interest-bearing deposits and $940 million in medium- and long-term debt, partially offset by an increase of $1.2 billion in short-term borrowings (federal funds purchased and FHLB advances). For additional information regarding deposits, refer to "Deposit Concentrations and Uninsured Deposits" under the "Market Risk" subheading in the "Risk Management" section of this financial review. Total shareholders' equity increased $509 million, primarily reflecting a decrease in accumulated unrealized losses on investment securities available-for-sale and cash flow hedges.

Average Balances
Total assets decreased $1.7 billion to $77.6 billion for the three months ended March 31, 2025, compared to the three months ended December 31, 2024, driven by decreases of $889 million in interest-bearing deposits with banks, $411 million in investment securities and $403 million in total loans. The following table provides information about the change in the Corporation's average loan portfolio by loan type.

	Three Months Ended			Percent Change
(dollar amounts in millions)	March 31, 2025	December 31, 2024	Change
Commercial loans	$26,112	$26,198	$(86)	—%
Real estate construction loans	3,479	3,765	(286)	(8)
Commercial mortgage loans	14,731	14,728	3	—
Lease financing	727	752	(25)	(3)
International loans	1,004	988	16	2
Residential mortgage loans	1,920	1,921	(1)	—
Consumer loans	2,241	2,265	(24)	(1)
Total loans	$50,214	$50,617	$(403)	(1)%
By line of business, the $403 million decrease in loans was primarily driven by decreases of $333 million in National Dealer Services and $248 million in Commercial Real Estate.
Total liabilities decreased $1.7 billion to $70.8 billion for the three months ended March 31, 2025, compared to the three months ended December 31, 2024, primarily reflecting decreases of $742 million in noninterest-bearing deposits, $706 million in interest-bearing deposits and $210 million in medium- and long-term debt, partially offset by an increase of $146 million in short-term borrowings. The following table provides information about the change in the Corporation's average deposits and borrowed funds by type:

	Three Months Ended			Percent Change
(dollar amounts in millions)	March 31, 2025	December 31, 2024	Change
Noninterest-bearing deposits	$23,480	$24,222	$(742)	(3)%
Money market and interest-bearing checking deposits	31,912	32,045	(133)	—
Savings deposits	2,140	2,142	(2)	—
Customer certificates of deposit	3,282	3,542	(260)	(7)
Other time deposits	1,052	1,371	(319)	(23)
Foreign office time deposits	33	25	8	32
Total deposits	$61,899	$63,347	$(1,448)	(2)%
Short-term borrowings	188	42	146	n/m
Medium- and long-term debt	6,488	6,698	(210)	(3)
Total borrowed funds	$6,676	$6,740	$(64)	(1)%
n/m - not meaningful
Other time deposits, which consisted of brokered deposits, decreased $319 million from the three months ended December 31, 2024 , while decreases of $326 million in Retail Banking, $313 million in general Middle Market, $262 million in Wealth Management, $245 million in Technology and Life Sciences, $144 million in Corporate Banking and $128 million in Business Banking, as well as smaller increases in other business lines, were partially offset by increases of $117 million in Equity Fund Services and $104 million in Entertainment.
Short-term borrowings increased $146 million to $188 million for the three months ended March 31, 2025, compared to the three months ended December 31, 2024, reflecting an increase in federal funds purchased, while medium- and long-term debt decreased $210 million to $6.5 billion, driven by the repayment of $1.0 billion in fixed-rate FHLB advances in March 2025.

Capital
The following table presents a summary of changes in total shareholders' equity for the three months ended March 31, 2025.

(in millions)
Balance at January 1, 2025		$6,543
Net income		172
Cash dividends declared on common stock		(93)
Cash dividends declared on preferred stock		(6)
Purchase of common stock		(50)
Other comprehensive income, net of tax:
Investment securities	$254
Cash flow hedges	211
Defined benefit and other postretirement plans	1
Total other comprehensive income, net of tax		466
Net issuance of common stock under employee stock plans		(7)
Share-based compensation		27
Balance at March 31, 2025		$7,052
The following table summarizes the Corporation's repurchase activity during the three months ended March 31, 2025.

(shares in thousands)	Total Number of Shares Purchased as Part of Publicly Announced Repurchase Plans or Programs	Remaining Share Repurchase Authorization (a)	Total Number of Shares Purchased (b)	Average Price Paid Per Share
January 1 - 31, 2025	—	13,498	2	$61.75
February 1 - 28, 2025	747	12,751	753	65.83
March 1 - 31, 2025	—	12,751	—	—
Total first quarter 2025	747	12,751	755	$65.82
(a)Maximum number of shares of common stock that may be repurchased under the publicly announced plans or programs.
(b)Consists of approximately 8,000 shares of common stock purchased related to deferred compensation plans during the three months ended March 31, 2025 and is not considered part of the Corporation's repurchase program.
On January 22, 2025, the Corporation announced that it intended to repurchase $50 million of common stock during the first quarter of 2025, and on February 3, 2025, the Corporation entered into an Accelerated Share Repurchase transaction (ASR) to repurchase $50 million shares of common stock, which was completed in the first quarter of 2025. A total of 747.3 thousand shares were repurchased under the ASR during the first quarter of 2025.
Since the inception of the share repurchase program in 2010, a total of 107.2 million shares of common stock have been authorized for repurchase. There is no expiration date for the share repurchase program, which may be effectuated through open market repurchases, privately negotiated transactions, structured repurchase agreements with third parties and/or otherwise, including utilizing Rule 10b5-1 plans. The repurchased shares may be held as treasury stock or retired. The timing and actual amount of additional share repurchases are subject to various factors, including the Corporation's earnings generation, capital needs to fund future loan growth and market conditions.
The Corporation has a long-term Common Equity Tier 1 (CET1) capital ratio target of approximately 10 percent with capital deployment. At March 31, 2025, the Corporation's estimated CET1 capital ratio was 12.05 percent, up from 11.89 percent at December 31, 2024.
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

The Corporation's capital ratios exceeded minimum regulatory requirements as follows:

	March 31, 2025		December 31, 2024
(dollar amounts in millions)	Capital/Assets	Ratio	Capital/Assets	Ratio
Common equity tier 1 (a), (b)	$8,712	12.05%	$8,667	11.89%
Tier 1 risk-based (a), (b)	9,106	12.60	9,061	12.43
Total risk-based (a)	10,402	14.39	10,363	14.21
Leverage (a)	9,106	11.36	9,061	11.08
Common shareholders' equity	6,658	8.58	6,149	7.75
Tangible common equity (b)	6,017	7.82	5,508	7.00
Risk-weighted assets (a)	72,283		72,903
(a)    March 31, 2025 capital, risk-weighted assets and ratios are estimated.
(b)    See Supplemental Financial Data section for reconciliations of non-GAAP financial measures and regulatory ratios.

Common shareholders’ equity at March 31, 2025 included $2.7 billion in accumulated other comprehensive losses, with approximately $2.2 billion of those losses relating to balances recorded in total assets, comprised of valuation adjustments to available-for-sale securities and pension assets, as well as related deferred tax assets. These amounts impacted the common shareholders’ equity ratio at March 31, 2025 by 314 basis points; the impact on the tangible common equity ratio using the same calculation method was 319 basis points. Average common shareholders' equity and return on average common shareholders' equity for the three months ended March 31, 2025 was $6.4 billion and 10.60 percent, respectively, compared to $6.3 billion and 10.27 percent, respectively, for the three months ended December 31, 2024.
Basel III Endgame Framework
On July 27, 2023, the federal banking agencies issued a notice of proposed rulemaking, commonly referred to as Basel III Endgame (the Capital Proposal) that would significantly increase the capital requirements applicable to large banking organizations with total assets of $100 billion or more. The Capital Proposal would align the regulatory capital calculation and the calculation of risk-weighted assets across large banking organizations subject to the Capital Proposal and require Category III and IV banking organizations to include most components of accumulated other comprehensive income (AOCI), including net unrealized gains and losses on available-for-sale securities, in their regulatory capital ratios. If adopted as proposed, the Capital Proposal would include a three-year transition period beginning July 1, 2025. However, the finalization of the Capital Proposal, including its requirements and implementation date, is uncertain, and the Corporation will continue to monitor developments related to the Capital Proposal.
As of March 31, 2025, the Corporation had total assets of $77.6 billion. While the Capital Proposal would not apply to the Corporation as it is currently proposed, if the Corporation becomes subject to the requirements of the Capital Proposal in the future or becomes subject to any other new laws or regulations related to capital and liquidity, such requirements could limit the Corporation’s ability to pay dividends or make share repurchases or require the Corporation to reduce business levels or to raise capital, which would have a material adverse effect on the Corporation’s financial condition and results of operations. If subject to the Capital Proposal, the estimated impact related to proposed inclusion of most components of AOCI would be an approximate 310 basis point decrease to CET1 as of March 31, 2025.
RISK MANAGEMENT
The following updated information should be read in conjunction with the "Risk Management" section on pages F-19 through F-35 in the Corporation's 2024 Annual Report.
Credit Risk
Allowance for Credit Losses
The allowance for credit losses includes both the allowance for loan losses and the allowance for credit losses on lending-related commitments. The following table presents metrics of the allowance for credit losses and nonperforming loans.

	March 31, 2025	December 31, 2024
Allowance for credit losses as a percentage of total loans	1.44%	1.44%
Allowance for credit losses as a multiple of total nonperforming loans	2.4x	2.4x
Stable credit metrics and relatively benign economic data, offset by increased levels of uncertainty incorporated into the estimate, contributed to an unchanged allowance for credit losses to total loans ratio as of March 31, 2025, compared to December 31, 2024. Lower loan balances in conjunction with the factors above resulted in a $6 million decrease in the allowance for credit losses to $719 million at March 31, 2025 from $725 million at December 31, 2024.
Portfolio credit metrics continued to remain below historical levels as of March 31, 2025, with some metrics improving marginally while others evidenced slight deterioration from December 31, 2024 to March 31, 2025. Criticized loan balances and criticized loans as a percentage of total loans increased by 2 percent and 20 basis points, respectively, while nonperforming assets decreased by 1 basis point as a percentage of total loans over that period. Net charge-offs for first quarter 2025 totaled 21 basis points as a percentage of average loans, an increase from net charge-offs for fourth quarter 2024 totaling 13 basis points as a percentage of average loans, but remained near the bottom of the range of historical levels. These trends evidenced a resiliency in the Corporation's portfolio, even as elevated interest rates and persistent inflation continued to pressure customer profitability.
Economic forecasts as of March 31, 2025 were relatively unchanged compared to the December 31, 2024 vintages, reflecting benign economic data at quarter-end and improving conditions over the forecast period. A favorable one-quarter forward shift across the forecast timeframe resulted in relatively improved Gross Domestic Product (GDP) growth, unemployment trends and bond spreads across the reasonable and supportable period as of March 31, 2025 compared to December 31, 2024.
The allowance for credit losses incorporates risks not captured in the underlying model, primarily forecast risk. In management's view, forecast risk at March 31, 2025 was higher than at December 31, 2024, as evidenced by a higher level of stress in the downward economic scenarios. Uncertainties considered by management have broad implications for the overall economy and include the impacts of potential tariffs, persistent inflation and the fiscal deficit, amongst other risks.
The economic forecasts informing the current expected credit loss (CECL) model reflected increased uncertainty amid rapid changes in domestic and foreign economic policies. The impact of potential tariffs and changes to federal government operations were still unclear, creating challenges to economic forecasting. The FRB was assumed to gradually lower interest rates as they remain vigilant toward inflation. Consumer spending growth was seen moderating amid slower, albeit continued, growth of the real economy. Inflation was anticipated to gradually moderate as a modest margin of slack capacity opens in the labor market. Energy prices were projected to level off despite continued crosswinds from the Russia-Ukraine and Middle East wars, with U.S. crude production holding near a record high. Residential real estate property prices were expected to rise at more moderate rates, while commercial real estate prices faced headwinds, both of which reflected the long and variable lags through which the FRB's tighter monetary policy prior to the beginning of rate cuts in the third quarter of 2024 affected the real economy.
Downside risks to growth from trade conflicts, cost-of-living pressures on household finances and less expansionary fiscal policy were projected to collectively contribute to slower growth in 2025 and 2026. Reduced demand for office space and subdued economic activity in the central business districts of major metro areas are also expected to persist as drags on the broader economy. The FRB's gradual rate cuts driven by a softening labor market and expectations of disinflation would aim to contain the risk of recession.
These factors shaped the 2-year reasonable and supportable forecasts used by the Corporation in its CECL estimate at March 31, 2025. The U.S. economy was projected to grow at a below-trend rate through 2025 and 2026, before gradually normalizing to its trend growth rate. The unemployment rate was expected to hold below 5 percent, while interest rate forecasts reflected market expectations and guidance from the FRB available during the first quarter of 2025. The following table summarizes select variables representative of the economic forecasts used to develop the CECL estimate at March 31, 2025.

Economic Variable	Base Forecast
Real GDP growth	Growth improves unevenly through the forecast period to 2.1 percent by the end of 2026.
Unemployment rate	Expected to hold at approximately 4.2 percent throughout the forecast period.
Spread of Corporate BBB bond to 10-year Treasury bond	Spread widens to 2.2 percent by second quarter 2026 and maintains such levels for the remainder of the forecast period.
Oil Prices	Prices generally hover between $70 and $72 per barrel over the forecast period.
Due to the high level of uncertainty regarding assumptions used as inputs to the forecast, the Corporation evaluated a range of economic scenarios, including more benign and more severe economic forecasts. In a more severe scenario, real GDP was projected to contract through fourth quarter 2025, subsequently recovering to growth of 2.2 percent by the end of the forecast period. In this scenario, oil prices fell to $46 per barrel by second quarter 2026, followed by an increase to $56 per barrel by first quarter 2027, while the unemployment rate remained elevated through the forecast period. Selecting the more severe forecast would result in an increase in the quantitative calculation of the allowance for credit losses of approximately $302 million as of March 31, 2025. However, factoring in model overlays and qualitative adjustments could result in a materially different estimate under a more severe scenario. The Corporation monitors evolving economic conditions for impacts to its allowance for credit losses.

Allowance for Loan Losses
The allowance for loan losses represents management’s estimates of current expected credit losses in the Corporation’s loan portfolio. The allowance for loan losses, which totaled $683 million at March 31, 2025, decreased $7 million from $690 million at December 31, 2024.
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
Allowance for Credit Losses on Lending-Related Commitments
The allowance for credit losses on lending-related commitments estimates current expected credit losses on collective pools of letters of credit and unused commitments to extend credit based on reserve factors, determined in a manner similar to business loans, multiplied by a probability of draw estimate based on historical experience and credit risk, applied to commitment amounts. The allowance for credit losses on lending-related commitments totaled $36 million and $35 million at March 31, 2025 and December 31, 2024, respectively.
For additional information regarding the allowance for credit losses, refer to the "Critical Accounting Estimates" section and pages F-49 through F-50 in Note 1 to the consolidated financial statements of the Corporation's 2024 Annual Report.
Nonperforming Assets
Nonperforming assets include loans on nonaccrual status and foreclosed assets. The following table presents a summary of nonperforming assets and past due loans.

(dollar amounts in millions)	March 31, 2025	December 31, 2024
Total nonperforming loans and nonperforming assets	$301	$308
Nonperforming loans as a percentage of total loans	0.60%	0.61%
Nonperforming assets as a percentage of total loans and foreclosed property	0.60	0.61
Loans past due 90 days or more and still accruing	$12	$44
Nonperforming assets decreased $7 million to $301 million at March 31, 2025 from $308 million at December 31, 2024, which included decreases of $5 million in nonaccrual business loans and $2 million in nonaccrual retail loans. Nonperforming loans were 0.60 percent of total loans at March 31, 2025, compared to 0.61 percent at December 31, 2024. For further information regarding the composition of nonperforming loans, refer to Note 4 to the consolidated financial statements.
The following table presents a summary of changes in nonaccrual loans.

	Three Months Ended
(in millions)	March 31, 2025	December 31, 2024
Balance at beginning of period	$308	$250
Loans transferred to nonaccrual (a)	43	97
Nonaccrual loan gross charge-offs	(32)	(23)
Loans transferred to accrual status (a)	—	(5)
Nonaccrual loans sold	(1)	(1)
Payments/other (b)	(17)	(10)
Balance at end of period	$301	$308
(a)Based on an analysis of nonaccrual loans with book balances greater than $2 million.
(b)Includes net changes related to nonaccrual loans with balances less than or equal to $2 million, payments on nonaccrual loans with book balances greater than $2 million and transfers of nonaccrual loans to foreclosed property.
There were five borrowers with a balance greater than $2 million, totaling $43 million, transferred to nonaccrual status in first quarter 2025, compared to 11 borrowers totaling $97 million in fourth quarter 2024. For further information about the composition of loans transferred to nonaccrual during first quarter 2025, refer to the nonaccrual information by industry category table below.

The following table presents the composition of nonaccrual loans by balance and the related number of borrowers at March 31, 2025 and December 31, 2024.

	March 31, 2025		December 31, 2024
(dollar amounts in millions)	Number of Borrowers	Balance	Number of Borrowers	Balance
Under $2 million	487	$70	490	$68
$2 million - $5 million	16	54	18	64
$5 million - $10 million	4	26	5	33
$10 million - $25 million	7	120	6	112
Greater than $25 million	1	31	1	31
Total	515	$301	520	$308
The following table presents a summary of nonaccrual loans at March 31, 2025 as well as loans transferred to nonaccrual and net loan charge-offs (recoveries) for the three months ended March 31, 2025, based on North American Industry Classification System (NAICS) categories.

(dollar amounts in millions)	March 31, 2025		Three Months Ended March 31, 2025
	Nonaccrual Loans		Loans Transferred to Nonaccrual (a)		Net Loan Charge-Offs (Recoveries)
Industry Category
Real Estate & Home Builders	$84	28%	$28	66%	$11
Health Care & Social Assistance	45	15	—	—	2
Residential Mortgage	35	12	—	—	—
Information & Communication	23	8	—	—	6
Manufacturing	22	6	9	20	6
Retail Trade	18	6	—	—	2
Services	15	5	3	8	(1)
Utilities	13	5	—	—	—
Arts, Entertainment & Recreation	5	2	—	—	—
Wholesale Trade	5	2	—	—	(1)
Management of Companies and Enterprises	4	1	—	—	—
Other (b)	32	10	3	6	1
Total	$301	100%	$43	100%	$26
(a)Based on an analysis of nonaccrual loans with book balances greater than $2 million.
(b)Other category includes other industry categories with smaller impacts, as well as consumer, excluding residential mortgage and certain personal purpose nonaccrual loans and net charge-offs.
Loans past due 90 days or more and still accruing interest generally represent loans that are well-collateralized and in the process of collection. Loans past due 90 days or more was $12 million at March 31, 2025, compared to $44 million at December 31, 2024. Loans past due 30-89 days decreased $79 million to $140 million at March 31, 2025, compared to $219 million at December 31, 2024. Loans past due 30 days or more and still accruing interest as a percentage of total loans were 0.31 percent and 0.52 percent at March 31, 2025 and December 31, 2024, respectively. An aging analysis of loans included in Note 4 to the consolidated financial statements provides further information about the balances comprising past due loans.
The following table presents a summary of total criticized loans.

(dollar amounts in millions)	March 31, 2025	December 31, 2024
Total criticized loans	$2,573	$2,530
As a percentage of total loans	5.2%	5.0%
The Corporation's criticized list is consistent with the Special Mention, Substandard and Doubtful categories defined by regulatory authorities. Criticized loans on nonaccrual status are individually subjected to quarterly credit quality reviews, and the Corporation may establish specific allowances for such loans. A table of loans by credit quality indicator included in Note 4 to the consolidated financial statements provides further information about the balances comprising total criticized loans. Criticized loans increased $43 million during the three months ended March 31, 2025.
Concentrations of Credit Risk
Concentrations of credit risk may exist when a number of borrowers are engaged in similar activities, or activities in the same geographic region, and have similar economic characteristics that would cause them to be similarly impacted by changes in economic or other conditions. The Corporation has concentrations of credit risk with the commercial real estate and automotive industries. All other industry concentrations, as defined by management, individually represented less than 10 percent of total loans at March 31, 2025.

Commercial Real Estate Lending
At March 31, 2025, the Corporation's commercial real estate portfolio represented 36 percent of total loans. The following table summarizes the Corporation's commercial real estate loan portfolio by loan category.

	March 31, 2025			December 31, 2024
(in millions)	Commercial Real Estate business line (a)	Other (b)	Total	Commercial Real Estate business line (a)	Other (b)	Total
Real estate construction loans	$3,071	$322	$3,393	$3,358	$322	$3,680
Commercial mortgage loans	6,324	8,464	14,788	6,044	8,449	14,493
Total commercial real estate	$9,395	$8,786	$18,181	$9,402	$8,771	$18,173
(a)Primarily loans to real estate developers.
(b)Primarily loans secured by owner-occupied real estate.
The Corporation limits risk inherent in its commercial real estate lending activities by monitoring borrowers directly involved in the commercial real estate markets and adhering to conservative policies on loan-to-value ratios for such loans, which are based on third-party appraisals that are performed at the time of origination in accordance with regulatory requirements as well as generally at the time of renewal. Per Interagency guidelines, the Corporation may also require an updated appraisal or valuation when economic, financial or market conditions may have resulted in deterioration of the prior appraisal's property value conclusions. Commercial real estate loans, consisting of real estate construction and commercial mortgage loans, totaled $18.2 billion at March 31, 2025. Commercial real estate loans made to borrowers in the Commercial Real Estate business line, which includes loans to real estate developers, totaled $9.4 billion, or 52 percent of total commercial real estate loans, a decrease of $7 million compared to December 31, 2024.
The Commercial Real Estate business line at March 31, 2025 was predominantly secured by multi-family and industrial properties, comprising 50% and 28% of the Corporation's portfolio, respectively, with only 4% secured by office properties. Commercial real estate loans in other business lines totaled $8.8 billion, or 48 percent of total commercial real estate loans, at March 31, 2025, an increase of $15 million compared to December 31, 2024. These loans consisted primarily of owner-occupied commercial mortgages, which bear credit characteristics similar to non-commercial real estate business loans. Generally, loans previously reported as real estate construction are classified as commercial mortgage loans upon receipt of a certificate of occupancy.
The real estate construction loan portfolio primarily contains loans made to long-tenured customers with satisfactory completion experience. Criticized real estate construction loans in the Commercial Real Estate business line totaled $117 million at March 31, 2025 compared to $36 million at December 31, 2024. In other business lines, there were no criticized real estate construction loans at March 31, 2025 compared to $2 million at December 31, 2024. Real estate construction loan net charge-offs for the three months ended March 31, 2025 totaled $7 million, compared to no net charge-offs for the three month periods ended December 31, 2024 and March 31, 2024.
Commercial mortgage loans are loans where the primary collateral is a lien on any real property and are primarily loans secured by owner-occupied real estate. Real property is generally considered primary collateral if the value of that collateral represents more than 50 percent of the commitment at loan approval. Loans in the commercial mortgage portfolio generally mature within three to five years. Criticized commercial mortgage loans in the Commercial Real Estate business line totaled $402 million and $379 million at March 31, 2025 and December 31, 2024, respectively. In other business lines, $669 million and $694 million of commercial mortgage loans were criticized at March 31, 2025 and December 31, 2024, respectively. Commercial mortgage net charge-offs were $6 million for the three months ended March 31, 2025, compared to $1 million of net recoveries for the three months ended December 31, 2024 and no net charge-offs for the three months ended March 31, 2024.

Automotive Lending - Dealer
The following table presents a summary of automotive dealership loans.

	March 31, 2025		December 31, 2024
(in millions)	Loans Outstanding	Percent of Total Loans	Loans Outstanding	Percent of Total Loans
Dealer:
Floor plan	$2,190		$2,279
Other	3,138		3,234
Total dealer	$5,328	10.7%	$5,513	10.9%
Substantially all dealer loans are in the National Dealer Services business line and primarily include floor plan financing and other loans to automotive dealerships. Floor plan loans, included in commercial loans in the Consolidated Balance Sheets, totaled $2.2 billion at March 31, 2025, a decrease of $89 million compared to $2.3 billion at December 31, 2024. At March 31, 2025 and December 31, 2024, other loans to automotive dealers in the National Dealer Service business line totaled $3.1 billion and $3.2 billion, respectively, including $1.8 billion of owner-occupied commercial real estate mortgage loans for both March 31, 2025 and December 31, 2024.
There were no nonaccrual dealer loans at both March 31, 2025 and December 31, 2024. Additionally, there were no net charge-offs of dealer loans during the three months ended March 31, 2025, December 31, 2024, or March 31, 2024.
Automotive Lending - Production
The following table presents a summary of loans to borrowers involved with automotive production.

	March 31, 2025		December 31, 2024
(in millions)	Loans Outstanding	Percent of Total Loans	Loans Outstanding	Percent of Total Loans
Production:
Domestic	$485		$499
Foreign	251		265
Total production	$736	1.5%	$764	1.5%
Loans to borrowers involved with automotive production, primarily Tier 1 and Tier 2 suppliers, totaled $736 million at March 31, 2025 and $764 million at December 31, 2024. These borrowers have faced, and could face in the future, financial difficulties due to disruptions in auto production, issues with supply chains and logistics operations and impacts resulting from labor union strikes. As such, management continues to monitor this portfolio.
There were no nonaccrual loans to borrowers involved with automotive production at both March 31, 2025 and December 31, 2024. There were no automotive production loan net charge-offs during the three months ended March 31, 2025, December 31, 2024 or March 31, 2024.
Residential Real Estate Lending
At March 31, 2025, residential real estate loans represented 7 percent of total loans. The following table summarizes the Corporation's residential mortgage and home equity loan portfolios by geographic market.

	March 31, 2025				December 31, 2024
(dollar amounts in millions)	Residential Mortgage Loans	% of Total	Home Equity Loans	% of Total	Residential Mortgage Loans	% of Total	Home Equity Loans	% of Total
Geographic market:
Michigan	$599	31%	$410	23%	$576	30%	$420	23%
California	865	45	928	52	889	46	931	52
Texas	266	14	365	20	273	14	365	20
Other Markets	186	10	83	5	191	10	86	5
Total	$1,916	100%	$1,786	100%	$1,929	100%	$1,802	100%
Residential real estate loans, which consist of traditional residential mortgages and home equity loans and lines of credit, totaled $3.7 billion at March 31, 2025. The residential real estate portfolio is principally located within the Corporation's primary geographic markets. Substantially all residential real estate loans past due 90 days or more are placed on nonaccrual status, and substantially all junior lien home equity loans that are current or less than 90 days past due are placed on nonaccrual status if full collection of the senior position is in doubt. At no later than 180 days past due, such loans are charged off to current appraised values less costs to sell.
Residential mortgages totaled $1.9 billion at March 31, 2025, and were primarily large, variable-rate mortgages originated and retained for certain private banking relationship customers. Of the $1.9 billion of residential mortgage loans outstanding, $35 million were on nonaccrual status at March 31, 2025, a decrease of $2 million compared to December 31, 2024. The home equity portfolio totaled $1.8 billion at March 31, 2025, of which 95 percent was outstanding under primarily variable-rate, interest-only home equity lines of credit and 5 percent were in amortizing status. Of the $1.8 billion of home equity loans outstanding, $27 million were on nonaccrual status at March 31, 2025. A majority of the home equity portfolio was secured by junior liens at March 31, 2025.
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
The following table summarizes information about loans in the Corporation's Energy business line.

	March 31, 2025				December 31, 2024
(dollar amounts in millions)	Outstandings		Nonaccrual	Criticized (a)	Outstandings		Nonaccrual	Criticized (a)
Exploration and production (E&P)	$1,098	81%	$—	$—	$1,188	80%	$—	$—
Midstream	266	19	—	—	298	20	—	—
Total Energy business line	$1,364	100%	$—	$—	$1,486	100%	$—	$—
(a)    Includes nonaccrual loans.
Loans in the Energy business line totaled $1.4 billion, or less than 3 percent of total loans, at March 31, 2025, a decrease of $122 million compared to December 31, 2024. Total exposure, including unused commitments to extend credit and letters of credit, was $3.4 billion at March 31, 2025 (a utilization rate of 38 percent) and $3.3 billion at December 31, 2024 (a utilization rate of 42 percent). There were no nonaccrual or criticized Energy loans at both March 31, 2025 and December 31, 2024. There were no Energy net charge-offs for the three month periods ended March 31, 2025 and March 31, 2024, compared to net recoveries of $1 million for the three months ended December 31, 2024.
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
The following tables summarize information about HR C&I loans, which represented 6 percent of total loans at both March 31, 2025 and December 31, 2024.

(in millions)	March 31, 2025	December 31, 2024
Outstandings	$2,861	$2,836
Criticized	289	300
There were $2 million in net charge-offs of leveraged loans during the three months ended March 31, 2025, compared to no net charge-offs for the three months ended December 31, 2024 and $6 million for the three months ended March 31, 2024.

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
The Corporation performs monthly liquidity stress testing to evaluate its ability to meet funding needs in hypothetical stressed environments. Such environments cover a series of scenarios, including both idiosyncratic and market-wide in nature, which vary in terms of duration and severity. The Corporation's evaluation as of March 31, 2025 projected that sufficient sources of liquidity were available under each series of events.
In addition to assessing liquidity risk on a consolidated basis, Corporate Treasury also monitors the parent company's liquidity and has established liquidity coverage requirements for meeting expected obligations without the support of additional dividends from subsidiaries. ALCO's policy on liquidity risk management requires the parent company to maintain sufficient liquidity to meet expected cash obligations, such as debt service, dividend payments and normal operating expenses, over a period of no less than 12 months. The Corporation had liquid assets of $1.3 billion on an unconsolidated basis at March 31, 2025.
Corporate Treasury and the Risk Division support ALCO in measuring, monitoring and managing interest rate risk as well as all other market risks. Key activities encompass: (i) providing information and analyses of the Corporation's balance sheet structure and measurement of interest rate and all other market risks; (ii) monitoring and reporting of the Corporation's positions relative to established policy limits and guidelines; (iii) developing and presenting analyses and strategies to adjust risk positions; (iv) reviewing and presenting policies and authorizations for approval; and (v) monitoring of industry trends and analytical tools to be used in the management of interest rate and all other market and liquidity risks.
Interest Rate Risk
Net interest income is the primary source of revenue for the Corporation. Interest rate risk arises in the normal course of business due to differences in the repricing and cash flow characteristics of assets and liabilities, primarily through the Corporation's core business activities of extending loans and acquiring deposits. The Corporation's balance sheet is predominantly characterized by floating-rate loans funded by core deposits. Including the impact of interest rate swaps converting floating-rate loans to fixed, the Corporation's loan composition at March 31, 2025 was 57 percent fixed-rate, 33 percent overnight to 30-day rate, 7 percent 90-day and greater rates and 3 percent prime rate. The composition of the loan portfolio creates sensitivity to interest rate movements due to the imbalance between the faster repricing of the floating-rate loan portfolio versus deposit products. In addition, the growth and/or contraction in the Corporation's loans and deposits may lead to changes in sensitivity to interest rate movements in the absence of mitigating actions. Examples of such actions are purchasing fixed-rate investment securities, which provide liquidity and act to mitigate the inherent interest rate sensitivity, as well as hedging with interest rate swaps and options. Other mitigating factors include interest rate floors on a portion of the loan portfolio.
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
Sensitivity of Net Interest Income to Changes in Interest Rates
The analysis of the impact of changes in interest rates on net interest income under various interest rate scenarios is management's principal risk management technique. Management models a base-case net interest income under an unchanged interest rate environment using a static balance sheet and generates sensitivity scenarios by changing certain model assumptions. Each scenario includes assumptions such as loan growth, investment security prepayment levels, depositor behavior and overall balance sheet mix and growth which are in line with historical patterns. Additionally, the analysis assumes that all loan hedges qualify for hedge accounting. Changes in actual economic activity may result in a materially different interest rate environment as well as a balance sheet structure that is different from the changes management included in its simulation analysis. Model assumptions in the sensitivity scenarios at March 31, 2025 included for the rising rate scenarios, a modest increase in loan balances and a moderate decrease in deposit balances, and for the declining rate scenarios, a modest decrease in loan balances and a moderate increase in deposit balances. In addition, both scenarios assumed loan spreads held at current levels, an incremental interest-bearing deposit beta of approximately 47%, deposit mix shifts based on historical observations, partial reinvestment of securities portfolio cash flows and no additions to interest rate swaps.
The average balance of the securities portfolio included in the analysis was $15.0 billion for the three months ended March 31, 2025 with an average yield of 2.46% and effective duration of 5.7 years.
The table below details components of the Corporation's variable-rate loan swap portfolio at March 31, 2025.

	Variable-Rate Loan Swaps
(dollar amounts in millions)	Notional Amount	Weighted Average Yield	Years to Maturity
Swaps under contract at March 31, 2025 (a)	$23,350	2.55%	2.9
(a)Years to maturity calculated from a starting date of March 31, 2025.
The analysis also includes interest rate swaps that convert $5.8 billion of fixed-rate medium- and long-term debt and FHLB advances to variable rates through fair value hedges. Additionally, included in this analysis are $15.3 billion of loans that were subject to an average interest rate floor of 52 basis points at March 31, 2025. This base-case net interest income is then compared against interest rate scenarios in which short-term rates rise or decline 100 or 200 basis points (with a floor of zero percent) in a linear, non-parallel fashion from the base case over 12 months, resulting in an average change of 50 or 100 basis points over the period.
The table below, as of March 31, 2025 and December 31, 2024, displays the estimated impact on net interest income during the next 12 months by relating the base case scenario results to those from the rising and declining rate scenarios described above.

	Estimated Annual Change
	March 31, 2025			December 31, 2024
(dollar amounts in millions)	Amount	%		Amount	%
Change in Interest Rates:			Change in Interest Rates:
Rising 100 basis points	$(36)	(2)%	Rising 100 basis points	$(26)	(1)%
(50 basis points on average)			(50 basis points on average)
Declining 100 basis points	19	1	Declining 100 basis points	12	1
(50 basis points on average)			(50 basis points on average)
Rising 200 basis points	(88)	(4)	Rising 200 basis points	(67)	(3)
(100 basis points on average)			(100 basis points on average)
Declining 200 basis points	26	1	Declining 200 basis points	12	1
(100 basis points on average)			(100 basis points on average)
Sensitivity to both rising and declining interest rates increased slightly from December 31, 2024 to March 31, 2025 due to changes in balance sheet mix dynamics.
At March 31, 2025, additional sensitivity scenarios applied the rising and declining 100 basis point scenario assumptions with a 60% incremental deposit beta relative to the base case scenario to assess the impact of the Corporation's deposit beta assumptions. In these rising and declining scenarios, net interest income decreased by $67 million and increased by $41 million, respectively, due to a more rapid repricing pace compared to the standard model assumptions.
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

The table below, as of March 31, 2025 and December 31, 2024, displays the estimated impact on the economic value of equity from the interest rate scenario described above.

	March 31, 2025			December 31, 2024
(dollar amounts in millions)	Amount	%		Amount	%
Change in Interest Rates:			Change in Interest Rates:
Rising 100 basis points	$(479)	(4)%	Rising 100 basis points	$(503)	(4)%
Declining 100 basis points	578	4	Declining 100 basis points	598	5
Rising 200 basis points	(1,025)	(8)	Rising 200 basis points	(1,066)	(9)
Declining 200 basis points	1,032	8	Declining 200 basis points	1,097	9
The sensitivity of the economic value of equity to rising and declining rates decreased modestly from December 31, 2024 to March 31, 2025 due to a declining notional amount of cash flow swaps and a smaller securities portfolio.
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
BSBY cessation positively impacted interest income on commercial loans by $28 million for the three months ended March 31, 2025, compared to $16 million for the three months ended December 31, 2024. Refer to Note 6 to the consolidated financial statements for further discussion of re-designated interest rate hedges.
The Corporation has substantially completed its BSBY transition efforts and effectively all BSBY-based contracts have transitioned to other reference rates. Any BSBY-based contract that did not transition to SOFR or other indices in 2024 are expected to either not reprice prior to maturing in 2025 or convert to SOFR or another index at their next repricing date.
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
At March 31, 2025, the Bank had pledged real estate-related loans totaling $22.1 billion and investment securities totaling $5.9 billion to the FHLB, which provided for up to $16.8 billion of collateralized borrowing with the FHLB.
The FRB provides liquidity through its discount window, where banks may borrow funds based on the discounted fair value of pledged assets. At March 31, 2025, the Bank pledged $20.6 billion of loans to the FRB, which provided for up to $17.1 billion of collateralized borrowing through the discount window.

The table below details the Corporation's sources of available liquidity at March 31, 2025.

(dollar amounts in millions)	Total Capacity	Borrowings Outstanding	Available Liquidity
Cash on deposit with FRB (a)			$4,549
Unencumbered investment securities (b)			7,441
Secured borrowing facilities:
FHLB	$16,752	$3,400	13,352
FRB	17,108	—	17,108
Total available liquidity			$42,450
(a)Included in interest-bearing deposits with banks on the Consolidated Balance Sheet.
(b)Market value of available-for-sale investment securities that the Corporation can pledge or sell without third-party consent.
The Corporation may also use brokered deposits and external debt as additional sources of funding, and maintains a shelf registration statement with the Securities and Exchange Commission through which it may issue securities. The ability of the Corporation and the Bank to raise unsecured funding at competitive rates is impacted by rating agencies' views of the credit quality, liquidity, capital, earnings and other relevant factors related to the Corporation and the Bank. As of March 31, 2025, the three major rating agencies had assigned the following ratings to long-term senior unsecured obligations of the Corporation and the Bank, as well as long-term deposits at the Bank. A security rating is not a recommendation to buy, sell, or hold securities and may be subject to revision or withdrawal at any time by the assigning rating agency. Each rating should be evaluated independently of any other rating.

	Debt Ratings			Deposit Ratings
	Comerica Incorporated	Comerica Bank		Comerica Bank
March 31, 2025	Rating	Rating	Outlook	Rating
Moody’s Investors Service	Baa2	Baa2	Stable	A2
Fitch Ratings	A-	A-	Negative	A
Standard and Poor’s	BBB	BBB+	Stable	not rated
Deposit Concentrations and Uninsured Deposits
The Corporation's uninsured deposits are well-diversified between geographies, industries and customers. At March 31, 2025, the Retail Bank and general Middle Market segments, both highly diversified and granular, accounted for 39 percent and 28 percent of the total deposit base, respectively. Corporate Banking and Technology and Life Sciences comprised 6 percent and 4 percent each of total deposits, respectively, which were the largest deposit concentrations of the more specialized business lines.
Uninsured deposits are defined as the portion of deposit accounts in U.S. offices that exceed the FDIC insurance limit and amounts in any other uninsured investment or deposit account that are classified as deposits and are not subject to any federal or state deposit insurance regimes.

	March 31, 2025		December 31, 2024
(Dollar amount in millions)	Amount	Percentage of total deposits	Amount	Percentage of total deposits
Total uninsured deposits, as calculated per regulatory guidelines	$32,291	53%	$33,387	52%
Less: affiliate deposits	(3,844)		(3,876)
Total uninsured deposits, excluding affiliate deposits	$28,447	46%	$29,511	46%
Time deposits otherwise uninsured, which consist of foreign office time deposits, totaled $26 million at March 31, 2025 and all mature in three months or less. Collateralized deposits, consisting of trust deposits as well as deposits of public entities and state and local government agencies, totaled $285 million at March 31, 2025, compared to $348 million at December 31, 2024.
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

For the three months ended March 31, 2025, average deposits related to the Direct Express program were $3.6 billion, all of which were noninterest-bearing. Card fee income related to the Direct Express program was $28 million for the three months ended March 31, 2025. Noninterest expenses related to the Direct Express program for the three months ended March 31, 2025 were $28 million, consisting primarily of outside processing fee expense. The Corporation cannot currently predict the impact that the loss of this contract and the related deposits could have on its financial statements as it will be subject to many factors, including, but not limited to, the timing, costs and extent of securing any necessary alternative sources of funding. However, such impact could be material.

CRITICAL ACCOUNTING ESTIMATES
The Corporation’s consolidated financial statements are prepared based on the application of accounting policies, the most significant of which are described in Note 1 to the consolidated financial statements included in the Corporation's 2024 Annual Report. These policies require numerous estimates and strategic or economic assumptions, which may prove inaccurate or subject to variations. Changes in underlying factors, assumptions or estimates could have a material impact on the Corporation’s future financial condition and results of operations. At December 31, 2024, the most critical of these estimates related to the allowance for credit losses, fair value measurement, pension plan accounting and income taxes. These estimates were reviewed with the Audit Committee of the Corporation’s Board of Directors and are discussed more fully on pages F-36 through F-39 in the Corporation's 2024 Annual Report. As of the date of this report, there have been no significant changes to the Corporation's critical accounting estimates as disclosed in the Corporation's 2024 Annual Report.

SUPPLEMENTAL FINANCIAL DATA
The Corporation believes non-GAAP measures are meaningful because they reflect adjustments commonly made by management, investors, regulators and analysts to evaluate the adequacy of common equity and our performance trends. CET1 capital ratio removes preferred stock from the Tier 1 capital ratio as defined by and calculated in conformity with bank regulations. Tangible common equity is used by the Corporation to measure the quality of capital and the return relative to balance sheet risk. The tangible common equity ratio removes the effect of intangible assets from capital and total assets. Tangible common equity per share of common stock removes the effect of intangible assets from common shareholders' equity per share of common stock.
The following table provides a reconciliation of non-GAAP financial measures and regulatory ratios used in this financial review with financial measures defined by GAAP.

(dollar amounts in millions, except per share data)	March 31, 2025	December 31, 2024
Common Equity Tier 1 Capital (a):
Tier 1 capital	$9,106	$9,061
Less:
Fixed-rate reset non-cumulative perpetual preferred stock	394	394
Common equity tier 1 capital	$8,712	$8,667
Risk-weighted assets	$72,283	$72,903
Tier 1 capital ratio	12.60%	12.43%
Common equity tier 1 capital ratio	12.05	11.89
Tangible Common Equity Ratio:
Total shareholders' equity	$7,052	$6,543
Less:
Fixed-rate reset non-cumulative perpetual preferred stock	394	394
Common shareholders' equity	$6,658	$6,149
Less:
Goodwill	635	635
Other intangible assets	6	6
Tangible common equity	$6,017	$5,508
Total assets	$77,622	$79,297
Less:
Goodwill	635	635
Other intangible assets	6	6
Tangible assets	$76,981	$78,656
Common equity ratio	8.58%	7.75%
Tangible common equity ratio	7.82	7.00
Tangible Common Equity per Share of Common Stock:
Common shareholders' equity	$6,658	$6,149
Tangible common equity	6,017	5,508
Shares of common stock outstanding (in millions)	131	131
Common shareholders' equity per share of common stock	$50.73	$46.79
Tangible common equity per share of common stock	45.85	41.91
(a)March 31, 2025 ratios are estimated.
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

(dollar amounts in millions)	March 31, 2025	December 31, 2024
Uninsured Deposits:
Total uninsured deposits, as calculated per regulatory guidelines	$32,291	$33,387
Less: affiliate deposits	(3,844)	(3,876)
Total uninsured deposits, excluding affiliate deposits	$28,447	$29,511

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

ITEM 1A. Risk Factors
There has been no material change in the Corporation's risk factors as previously disclosed in response to Part I, Item 1A. of the Corporation's 2024 Annual Report. Such risk factors are incorporated herein by reference.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
For information regarding the Corporation's purchase of equity securities, see "Part I. Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations – Capital," which is incorporated herein by reference.

ITEM 5. Other Information
No director or officer (as defined in Rule 16a-1(f) of the Exchange Act) of the Corporation adopted, modified, or terminated any Rule 10b5-1 trading arrangement or any non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K) during the quarter ended March 31, 2025.

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

A
Certificate of Correction of Certificate of Designations of 5.625% Fixed-Rate Reset Non-Cumulative Perpetual Preferred Stock, Series A, of Comerica Incorporated, filed on February 18, 2025 (filed as Exhibit 3.4A to the Corporation's Annual Report on Form 10-K for the year ended December 31, 2024, and incorporated herein by reference).

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

A†
Form of Standard Comerica Incorporated Senior Executive Long-Term Performance Restricted Stock Unit Award Agreement under the Comerica Incorporated Amended and Restated 2018 Long-Term Incentive Plan, as further amended and restated (2025 version) (filed as Exhibit 10.20A to the Corporation's Annual Report on Form 10-K for the year ended December 31, 2024, and incorporated herein by reference).

B†
Form of Standard Comerica Incorporated Restricted Stock Unit Award Agreement (cliff vesting) under the Comerica Incorporated Amended and Restated 2018 Long-Term Incentive Plan, as further amended and restated (2025 version) (filed as Exhibit 10.20B to the Corporation's Annual Report on Form 10-K for the year ended December 31, 2024, and incorporated herein by reference).

C†
Form of Standard Comerica Incorporated Restricted Stock Unit Award Agreement (non-cliff vesting with retirement provisions) under the Comerica Incorporated Amended and Restated 2018 Long-Term Incentive Plan, as further amended and restated (2025 version) (filed as Exhibit 10.20C to the Corporation's Annual Report on Form 10-K for the year ended December 31, 2024, and incorporated herein by reference).

D†
Form of Standard Comerica Incorporated Restricted Stock Unit Award Agreement (non-cliff vesting without retirement provisions) under the Comerica Incorporated Amended and Restated 2018 Long-Term Incentive Plan, as further amended and restated (2025 version) (filed as Exhibit 10.20D to the Corporation's Annual Report on Form 10-K for the year ended December 31, 2024, and incorporated herein by reference).

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

101
Financial statements from Quarterly Report on Form 10-Q of the Corporation for the quarter ended March 31, 2025, formatted in Inline XBRL: (i) the Consolidated Balance Sheets (unaudited), (ii) the Consolidated Statements of Comprehensive Income (unaudited), (iii) the Consolidated Statements of Changes in Shareholders' Equity (unaudited), (iv) the Consolidated Statements of Cash Flows (unaudited) and (v) the Notes to Consolidated Financial Statements (unaudited).

104	The cover page from the Corporation's Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, formatted in Inline XBRL (included in Exhibit 101).

*	The certification attached as Exhibit 32 is not deemed “filed” with the SEC and is not to be incorporated by reference into any filing of the Corporation under the Securities Act of 1933, as amended, or the Exchange Act, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.

†	Management contract or compensatory plan or arrangement.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMERICA INCORPORATED
(Registrant)

/s/ Mauricio A. Ortiz
Mauricio A. Ortiz
Executive Vice President,
Chief Accounting Officer,
Controller and
Duly Authorized Officer
Date: April 30, 2025