Form 10-Q
period 2025-06-30
COMERICA INC /NEW/
filed 2025-07-30
CIK 28412

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________
FORM 10-Q
______________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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
$5 par value common stock: Outstanding as of July 28, 2025: 128,525,470 shares

COMERICA INCORPORATED AND SUBSIDIARIES

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements
CONSOLIDATED BALANCE SHEETS
Comerica Incorporated and Subsidiaries

(in millions, except share data)	June 30, 2025	December 31, 2024
	(unaudited)
ASSETS
Cash and due from banks	$1,239	$850
Interest-bearing deposits with banks	4,049	5,954
Other short-term investments	334	375
Investment securities available-for-sale	14,874	15,045
Commercial loans	26,848	26,492
Real estate construction loans	3,558	3,680
Commercial mortgage loans	14,725	14,493
Lease financing	754	722
International loans	1,112	952
Residential mortgage loans	1,954	1,929
Consumer loans	2,228	2,271
Total loans	51,179	50,539
Allowance for loan losses	(698)	(690)
Net loans	50,481	49,849
Premises and equipment	436	473
Accrued income and other assets	6,575	6,751
Total assets	$77,988	$79,297
LIABILITIES AND SHAREHOLDERS’ EQUITY
Noninterest-bearing deposits	$22,697	$24,425
Money market and interest-bearing checking deposits	31,397	32,714
Savings deposits	2,094	2,138
Customer certificates of deposit	3,111	3,450
Other time deposits	688	1,052
Foreign office time deposits	16	32
Total interest-bearing deposits	37,306	39,386
Total deposits	60,003	63,811
Short-term borrowings	2,925	—
Accrued expenses and other liabilities	2,438	2,270
Medium- and long-term debt	5,762	6,673
Total liabilities	71,128	72,754
Fixed rate reset non-cumulative perpetual preferred stock, series A, no par value, $100,000 liquidation preference per share:
4,000 shares authorized and issued at 12/31/2024 (a)	—	394
Common stock - $5 par value:
Authorized - 325,000,000 shares
Issued - 228,164,824 shares	1,141	1,141
Capital surplus	2,199	2,218
Accumulated other comprehensive loss	(2,499)	(3,161)
Retained earnings	12,185	12,017
Less cost of common stock in treasury - 98,488,066 shares at 6/30/2025 and 96,755,368 shares at 12/31/2024	(6,166)	(6,066)
Total shareholders’ equity	6,860	6,543
Total liabilities and shareholders’ equity	$77,988	$79,297
See notes to consolidated financial statements (unaudited).
(a)Refer to Note 9 for more information regarding preferred stock redemption.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)
Comerica Incorporated and Subsidiaries

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except per share data)	2025	2024	2025	2024

INTEREST INCOME
Interest and fees on loans	$771	$803	$1,530	$1,611
Interest on investment securities	107	101	216	203
Interest on short-term investments	53	67	109	176
Total interest income	931	971	1,855	1,990
INTEREST EXPENSE
Interest on deposits	256	305	508	622
Interest on short-term borrowings	15	9	17	46
Interest on medium- and long-term debt	85	124	180	241
Total interest expense	356	438	705	909
Net interest income	575	533	1,150	1,081
Provision for credit losses	44	—	64	14
Net interest income after provision for credit losses	531	533	1,086	1,067
NONINTEREST INCOME
Card fees	59	64	118	130
Fiduciary income	57	58	109	109
Service charges on deposit accounts	47	46	93	91
Capital markets income	42	37	73	67
Commercial lending fees	17	17	33	33
Brokerage fees	14	14	28	24
Letter of credit fees	10	10	21	20
Bank-owned life insurance	9	11	18	21
Risk management hedging income (loss)	5	17	12	(8)
Other noninterest income	14	17	23	40
Total noninterest income	274	291	528	527
NONINTEREST EXPENSES
Salaries and benefits expense	358	323	726	671
Outside processing fee expense	67	68	131	136
Software expense	48	45	96	89
Occupancy expense	46	44	92	88
Equipment expense	13	13	26	25
FDIC insurance expense	11	19	25	55
Advertising expense	11	12	19	20
Other noninterest expenses	7	31	30	74
Total noninterest expenses	561	555	1,145	1,158
Income before income taxes	244	269	469	436
Provision for income taxes	45	63	98	92
NET INCOME	199	206	371	344
Less:
Income allocated to participating securities	1	1	2	2
Preferred stock dividends and other	11	5	17	11
Net income attributable to common shares	$187	$200	$352	$331
Earnings per common share:
Basic	$1.43	$1.50	$2.69	$2.49
Diluted	1.42	1.49	2.66	2.47
Comprehensive income (loss)	395	200	1,033	(71)
Cash dividends declared on common stock	93	95	186	189
Cash dividends declared per common share	0.71	0.71	1.42	1.42
See notes to consolidated financial statements (unaudited).

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (unaudited)
Comerica Incorporated and Subsidiaries

					Accumulated Other Comprehensive Loss
	Nonredeemable Preferred Stock	Common Stock						Total Shareholders' Equity
		Shares Outstanding		Capital Surplus		Retained Earnings	Treasury Stock
(in millions, except per share data)			Amount
BALANCE AT MARCH 31, 2024	$394	132.5	$1,141	$2,202	$(3,457)	$11,765	$(5,995)	$6,050
Net income	—	—	—	—	—	206	—	206
Other comprehensive loss, net of tax	—	—	—	—	(6)	—	—	(6)
Cash dividends declared on common stock ($0.71 per share)	—	—	—	—	—	(95)	—	(95)
Cash dividends declared on preferred stock	—	—	—	—	—	(5)	—	(5)
Net issuance of common stock under employee stock plans	—	0.1	—	(1)	—	(4)	7	2
Share-based compensation	—	—	—	9	—	—	—	9
BALANCE AT JUNE 30, 2024	$394	132.6	$1,141	$2,210	$(3,463)	$11,867	$(5,988)	$6,161
BALANCE AT MARCH 31, 2025	$394	131.2	$1,141	$2,198	$(2,695)	$12,093	$(6,079)	$7,052
Net income	—	—	—	—	—	199	—	199
Other comprehensive income, net of tax	—	—	—	—	196	—	—	196
Cash dividends declared on common stock ($0.71 per share)	—	—	—	—	—	(93)	—	(93)
Cash dividends declared on preferred stock	—	—	—	—	—	(5)	—	(5)
Purchase of common stock	—	(1.8)	—	—	—	—	(101)	(101)
Redemption of preferred stock	(394)	—	—	—	—	(6)	—	(400)
Net issuance of common stock under employee stock plans	—	0.3	—	(7)	—	(3)	14	4
Share-based compensation	—	—	—	8	—	—	—	8
BALANCE AT JUNE 30, 2025	$—	129.7	$1,141	$2,199	$(2,499)	$12,185	$(6,166)	$6,860
BALANCE AT DECEMBER 31, 2023	$394	131.9	$1,141	$2,224	$(3,048)	$11,727	$(6,032)	$6,406
Cumulative effect of change in accounting principle (a)	—	—	—	—	—	(4)	—	(4)
Net income	—	—	—	—	—	344	—	344
Other comprehensive loss, net of tax	—	—	—	—	(415)	—	—	(415)
Cash dividends declared on common stock ($1.42 per share)	—	—	—	—	—	(189)	—	(189)
Cash dividends declared on preferred stock	—	—	—	—	—	(11)	—	(11)
Net issuance of common stock under employee stock plans	—	0.7	—	(50)	—	—	44	(6)
Share-based compensation	—	—	—	36	—	—	—	36
BALANCE AT JUNE 30, 2024	$394	132.6	$1,141	$2,210	$(3,463)	$11,867	$(5,988)	$6,161
BALANCE AT DECEMBER 31, 2024	$394	131.4	$1,141	$2,218	$(3,161)	$12,017	$(6,066)	$6,543
Net income	—	—	—	—	—	371	—	371
Other comprehensive income, net of tax	—	—	—	—	662	—	—	662
Cash dividends declared on common stock ($1.42 per share)	—	—	—	—	—	(186)	—	(186)
Cash dividends declared on preferred stock	—	—	—	—	—	(11)	—	(11)
Purchase of common stock	—	(2.5)	—	(1)	—	—	(150)	(151)
Redemption of preferred stock	(394)	—	—	—	—	(6)	—	(400)
Net issuance of common stock under employee stock plans	—	0.8	—	(53)	—	—	50	(3)
Share-based compensation	—	—	—	35	—	—	—	35
BALANCE AT JUNE 30, 2025	$—	129.7	$1,141	$2,199	$(2,499)	$12,185	$(6,166)	$6,860
See notes to consolidated financial statements (unaudited).
(a)Effective January 1, 2024, the Corporation adopted ASU 2023-02, which expanded the permitted use of the proportional amortization method to certain tax credit investments.

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
Comerica Incorporated and Subsidiaries

	Six Months Ended June 30,
(in millions)	2025	2024

OPERATING ACTIVITIES
Net income	$371	$344
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for credit losses	64	14
Provision (benefit) for deferred income taxes	11	(1)
Depreciation and amortization	50	47
Net periodic defined benefit credit	(20)	(24)
Share-based compensation expense	35	36
Net (accretion) amortization of securities	(19)	6
Net gains on sales of foreclosed property and other bank property	(5)	(1)
Net change in:
Accrued income receivable	13	15
Accrued expenses payable	(140)	(181)
Other, net	389	(349)
Net cash provided by (used in) operating activities	749	(94)
INVESTING ACTIVITIES
Investment securities available-for-sale:
Maturities and redemptions	627	959
Purchases	—	(34)
Net change in loans	(699)	217
Proceeds from sales of foreclosed property and other bank property	8	1
Net increase in premises and equipment	(34)	(84)
Federal Home Loan Bank stock:
Purchases	(123)	(400)
Redemptions	82	494
Proceeds from bank-owned life insurance settlements	3	18
Other, net	1	—
Net cash (used in) provided by investing activities	(135)	1,171
FINANCING ACTIVITIES
Net change in:
Deposits	(3,700)	(4,247)
Short-term borrowings	2,925	(2,315)
Medium- and long-term debt:
Maturities and redemptions	(1,000)	—
Issuances and advances	—	1,000
Cash dividends paid on preferred stock	(11)	(11)
Common stock:
Repurchases	(151)	—
Stock tendered for payment of withholding taxes	(13)	(13)
Cash dividends paid	(185)	(185)
Issuances under employee stock plans	6	4
Other, net	(1)	—
Net cash used in financing activities	(2,130)	(5,767)
Net decrease in cash and cash equivalents	(1,516)	(4,690)
Cash and cash equivalents at beginning of period	6,804	9,502
Cash and cash equivalents at end of period	$5,288	$4,812
Interest paid	$735	$1,025
Income taxes paid	59	62
See notes to consolidated financial statements (unaudited).

NOTE 1 - BASIS OF PRESENTATION AND ACCOUNTING POLICIES
Organization
The accompanying unaudited consolidated financial statements were prepared in accordance with United States (U.S.) generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation were included. The results of operations for the six months ended June 30, 2025 are not necessarily indicative of the results that may be expected for the year ending December 31, 2025. Certain items in prior periods were reclassified to conform to the current presentation. The accompanying unaudited financial statements should be read in conjunction with the consolidated financial statements and footnotes included in the Annual Report on Form 10-K of Comerica Incorporated and Subsidiaries (the Corporation) for the year ended December 31, 2024 (2024 Annual Report).
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

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries
Assets and Liabilities Recorded at Fair Value on a Recurring Basis
The following tables present the recorded amount of assets and liabilities measured at fair value on a recurring basis as of June 30, 2025 and December 31, 2024.

(in millions)	Total	Level 1	Level 2	Level 3
June 30, 2025
Deferred compensation plan assets	$86	$86	$—	$—
Equity securities	47	47	—	—
Investment securities available-for-sale:
U.S. Treasury securities	1,271	1,271	—	—
Residential mortgage-backed securities (a)	8,767	—	8,767	—
Commercial mortgage-backed securities (a)	4,836	—	4,836	—
Total investment securities available-for-sale	14,874	1,271	13,603	—
Derivative assets:
Interest rate contracts	160	—	160	—
Energy contracts	585	—	585	—
Foreign exchange contracts	36	—	36	—
Total derivative assets	781	—	781	—
Total assets at fair value	$15,788	$1,404	$14,384	$—
Derivative liabilities:
Interest rate contracts	$214	$—	$214	$—
Energy contracts	565	—	565	—
Foreign exchange contracts	35	—	35	—
Other financial derivative liabilities	10	—	—	10
Total derivative liabilities	824	—	814	10
Deferred compensation plan liabilities	84	84	—	—
Total liabilities at fair value	$908	$84	$814	$10
December 31, 2024
Deferred compensation plan assets	$89	$89	$—	$—
Equity securities	46	46	—	—
Investment securities available-for-sale:
U.S. Treasury securities	1,277	1,277	—	—
Residential mortgage-backed securities (a)	9,076	—	9,076	—
Commercial mortgage-backed securities (a)	4,692	—	4,692	—
Total investment securities available-for-sale	15,045	1,277	13,768	—
Derivative assets:
Interest rate contracts	177	—	177	—
Energy contracts	416	—	416	—
Foreign exchange contracts	73	—	73	—
Total derivative assets	666	—	666	—
Total assets at fair value	$15,846	$1,412	$14,434	$—
Derivative liabilities:
Interest rate contracts	$335	$—	$335	$—
Energy contracts	400	—	400	—
Foreign exchange contracts	59	—	59	—
Other financial derivative liabilities	6	—	—	6
Total derivative liabilities	800	—	794	6
Deferred compensation plan liabilities	91	91	—	—
Total liabilities at fair value	$891	$91	$794	$6
(a)Issued and/or guaranteed by U.S. government agencies or U.S. government-sponsored enterprises.
    There were no transfers of assets or liabilities recorded at fair value on a recurring basis into or out of Level 3 fair value measurements during the three- and six-month periods ended June 30, 2025 and 2024.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries
The following table summarizes the changes in Level 3 assets and liabilities measured at fair value on a recurring basis for the three- and six-month periods ended June 30, 2025 and 2024.

		Net Realized/Unrealized Losses (Pretax) Recorded in Earnings (a)
(in millions)	Balance at Beginning of Period	Realized	Unrealized	Balance at End of Period
Three Months Ended June 30, 2025
Derivative liabilities:
Other financial derivative liabilities	$(8)	$—	$(2)	$(10)
Three Months Ended June 30, 2024
Derivative liabilities:
Other financial derivative liabilities	(12)	6	—	(6)
Six Months Ended June 30, 2025
Derivative liabilities:
Other financial derivative liabilities	(6)	—	(4)	(10)
Six Months Ended June 30, 2024
Derivative liabilities:
Other financial derivative liabilities	(12)	6	—	(6)
(a)Realized and unrealized gains and losses due to changes in fair value are recorded in other noninterest income on the Consolidated Statements of Comprehensive Income.
Assets and Liabilities Recorded at Fair Value on a Nonrecurring Basis
The Corporation may be required to record certain assets and liabilities at fair value on a nonrecurring basis. These include assets that are recorded at the lower of cost or fair value and were recognized at fair value since it was less than cost at the end of the period.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries
The following table presents assets recorded at fair value on a nonrecurring basis at June 30, 2025 and December 31, 2024. No liabilities were recorded at fair value on a nonrecurring basis at June 30, 2025 and December 31, 2024.

(in millions)	Level 3
June 30, 2025
Loans:
Commercial	$44
Commercial mortgage	35
Residential mortgage	9
Total loans	88
Loans held-for-sale	177
Other real estate	12
Total assets at fair value	$277
December 31, 2024
Loans:
Commercial	$69
Commercial mortgage	86
Residential mortgage	3
Total loans	158
Loans held-for-sale	216
Other real estate	3
Total assets at fair value	$377
Level 3 assets recorded at fair value on a nonrecurring basis at June 30, 2025 and December 31, 2024 included loans with a specific allowance and certain bank property held for sale, both measured based on the fair value of collateral. The unobservable inputs were the additional adjustments applied by management to the appraised values to reflect such factors as non-current appraisals and revisions to estimated time to sell. These adjustments are determined based on qualitative judgments made by management on a case-by-case basis and are not observable inputs, although they are used in the determination of fair value. At June 30, 2025 and December 31, 2024, loans held-for-sale classified as Level 3 represented loans held-for-sale in less liquid markets requiring significant management assumptions when determining fair value.

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
The carrying amount and estimated fair value of financial instruments not recorded at fair value in their entirety on a recurring basis on the Corporation’s Consolidated Balance Sheets are as follows:

	Carrying Amount	Estimated Fair Value
(in millions)		Total	Level 1	Level 2	Level 3
June 30, 2025
Assets
Cash and due from banks	$1,239	$1,239	$1,239	$—	$—
Interest-bearing deposits with banks	4,049	4,049	4,049	—	—
Other short-term investments	21	21	21	—	—
Total loans, net of allowance for loan losses (a)	50,481	50,457	—	—	50,457
Liabilities
Demand deposits	56,188	56,188	—	56,188	—
Time deposits	3,815	3,811	—	3,811	—
Total deposits	60,003	59,999	—	59,999	—
Short-term borrowings	2,925	2,925	2,925	—	—
Medium- and long-term debt	5,762	5,849	—	5,849	—
Credit-related financial instruments	(62)	(62)	—	—	(62)
December 31, 2024
Assets
Cash and due from banks	$850	$850	$850	$—	$—
Interest-bearing deposits with banks	5,954	5,954	5,954	—	—
Other short-term investments	21	21	21	—	—
Total loans, net of allowance for loan losses (a)	49,849	49,436	—	—	49,436
Liabilities
Demand deposits	59,277	59,277	—	59,277	—
Time deposits	4,534	4,555	—	4,555	—
Total deposits	63,811	63,832	—	63,832	—
Medium- and long-term debt	6,673	6,780	—	6,780	—
Credit-related financial instruments	(64)	(64)	—	—	(64)
(a)Included $88 million and $158 million of loans recorded at fair value on a nonrecurring basis at June 30, 2025 and December 31, 2024, respectively.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries
NOTE 3 - INVESTMENT SECURITIES
A summary of the Corporation’s investment securities follows:

(in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2025
Investment securities available-for-sale:
U.S. Treasury securities	$1,266	$5	$—	$1,271
Residential mortgage-backed securities (a)	10,811	—	2,044	8,767
Commercial mortgage-backed securities (a)	5,233	—	397	4,836
Total investment securities available-for-sale	$17,310	$5	$2,441	$14,874
December 31, 2024
Investment securities available-for-sale:
U.S. Treasury securities	$1,277	$1	$1	$1,277
Residential mortgage-backed securities (a)	11,380	—	2,304	9,076
Commercial mortgage-backed securities (a)	5,261	—	569	4,692
Total investment securities available-for-sale	$17,918	$1	$2,874	$15,045
(a)Issued and/or guaranteed by U.S. government agencies or U.S. government-sponsored enterprises.
A summary of the Corporation’s investment securities in an unrealized loss position as of June 30, 2025 and December 31, 2024 follows:

	Less than 12 Months		12 Months or more		Total
(in millions, except securities count)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Count
June 30, 2025
U.S. Treasury securities	$99	$—	$2	$—	$101	$—	2
Residential mortgage-backed securities (a)	1	—	8,764	2,044	8,765	2,044	748
Commercial mortgage-backed securities (a)	—	—	4,822	397	4,822	397	247
Total temporarily impaired securities	$100	$—	$13,588	$2,441	$13,688	$2,441	997
December 31, 2024
U.S. Treasury securities	$438	$—	$25	$1	$463	$1	7
Residential mortgage-backed securities (a)	—	—	9,074	2,304	9,074	2,304	913
Commercial mortgage-backed securities (a)	14	—	4,678	569	4,692	569	252
Total temporarily impaired securities	$452	$—	$13,777	$2,874	$14,229	$2,874	1,172
(a)Issued and/or guaranteed by U.S. government agencies or U.S. government-sponsored enterprises.
Unrealized losses on investment securities resulted from changes in market interest rates. The Corporation’s portfolio is comprised of securities issued or guaranteed by U.S. government agencies or government-sponsored enterprises. As such, it is expected that the securities would not be settled at a price less than the amortized cost of the investments. Further, the Corporation does not intend to sell the investments, and it is not more-likely-than-not that it will be required to sell the investments before recovery of amortized costs. No allowance for credit losses was recorded on securities in an unrealized loss position at June 30, 2025 or December 31, 2024.
Interest receivable on investment securities totaled $36 million at June 30, 2025 and $38 million at December 31, 2024 and was included in accrued income and other assets on the Consolidated Balance Sheets. The investment securities portfolio included floating-rate securities with a fair value of $3 million at both June 30, 2025 and December 31, 2024.
There were no sales, calls or write-downs of investment securities available-for-sale during the three- and six-month periods ended June 30, 2025 or June 30, 2024.

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

(in millions)
June 30, 2025	Amortized Cost	Fair Value
Contractual maturity
One year or less	$289	$289
After one year through five years	1,312	1,304
After five years through ten years	5,043	4,655
After ten years	10,666	8,626
Total investment securities	$17,310	$14,874
At June 30, 2025, investment securities with a carrying value of $7.6 billion were pledged where permitted or required by law. Pledges included $5.9 billion to the Federal Home Loan Bank (FHLB) as collateral for current advances and potential future borrowings, as well as $1.7 billion to secure $463 million of liabilities, consisting of trust deposits, deposits of public entities and state and local government agencies as well as derivative instruments. For information on FHLB borrowings, refer to Note 8.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries
NOTE 4 – CREDIT QUALITY AND ALLOWANCE FOR CREDIT LOSSES
The following table presents an aging analysis of the amortized cost basis of loans.

	Loans Past Due and Still Accruing
(in millions)	30-59 Days	60-89 Days	90 Days or More	Total	Nonaccrual Loans	Current Loans	Total Loans
June 30, 2025
Business loans:
Commercial	$42	$9	$11	$62	$99	$26,687	$26,848
Real estate construction:
Commercial Real Estate business line (a)	—	—	—	—	11	3,203	3,214
Other business lines (b)	—	—	—	—	—	344	344
Total real estate construction	—	—	—	—	11	3,547	3,558
Commercial mortgage:
Commercial Real Estate business line (a)	—	—	8	8	—	6,269	6,277
Other business lines (b)	24	15	23	62	68	8,318	8,448
Total commercial mortgage	24	15	31	70	68	14,587	14,725
Lease financing	10	—	—	10	—	744	754
International	2	—	—	2	—	1,110	1,112
Total business loans	78	24	42	144	178	46,675	46,997
Retail loans:
Residential mortgage	14	1	—	15	42	1,897	1,954
Consumer:
Home equity	12	3	—	15	28	1,738	1,781
Other consumer	—	2	—	2	—	445	447
Total consumer	12	5	—	17	28	2,183	2,228
Total retail loans	26	6	—	32	70	4,080	4,182
Total loans	$104	$30	$42	$176	$248	$50,755	$51,179
December 31, 2024
Business loans:
Commercial	$50	$16	$13	$79	$125	$26,288	$26,492
Real estate construction:
Commercial Real Estate business line (a)	—	—	—	—	—	3,358	3,358
Other business lines (b)	—	—	—	—	—	322	322
Total real estate construction	—	—	—	—	—	3,680	3,680
Commercial mortgage:
Commercial Real Estate business line (a)	75	8	—	83	49	5,912	6,044
Other business lines (b)	11	7	31	49	69	8,331	8,449
Total commercial mortgage	86	15	31	132	118	14,243	14,493
Lease financing	12	—	—	12	1	709	722
International	—	—	—	—	—	952	952
Total business loans	148	31	44	223	244	45,872	46,339
Retail loans:
Residential mortgage	5	5	—	10	37	1,882	1,929
Consumer:
Home equity	11	3	—	14	27	1,761	1,802
Other consumer	16	—	—	16	—	453	469
Total consumer	27	3	—	30	27	2,214	2,271
Total retail loans	32	8	—	40	64	4,096	4,200
Total loans	$180	$39	$44	$263	$308	$49,968	$50,539
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

June 30, 2025	Vintage Year
(in millions)	2025	2024	2023	2022	2021	Prior	Revolvers	Revolvers Converted to Term	Total
Business loans:
Commercial
Pass (a)	$1,657	$2,785	$1,775	$1,492	$899	$1,356	$15,449	$13	$25,426
Criticized (b)	24	101	163	199	107	57	767	4	1,422
Total commercial	1,681	2,886	1,938	1,691	1,006	1,413	16,216	17	26,848
Commercial gross charge-offs	—	11	3	12	6	7	5	—	44
Real estate construction
Pass (a)	115	280	736	1,680	443	9	202	—	3,465
Criticized (b)	11	—	—	75	7	—	—	—	93
Total real estate construction	126	280	736	1,755	450	9	202	—	3,558
Real estate construction gross charge-offs	—	—	—	7	—	—	—	—	7
Commercial mortgage
Pass (a)	1,028	1,455	1,509	3,198	2,406	3,192	855	—	13,643
Criticized (b)	9	66	219	386	141	257	4	—	1,082
Total commercial mortgage	1,037	1,521	1,728	3,584	2,547	3,449	859	—	14,725
Commercial mortgage gross charge-offs	—	—	—	9	—	—	—	—	9
Lease financing
Pass (a)	83	248	221	26	37	92	—	—	707
Criticized (b)	2	2	5	6	31	1	—	—	47
Total lease financing	85	250	226	32	68	93	—	—	754
Lease financing gross charge-offs	1	—	—	—	—	—	—	—	1
International
Pass (a)	420	88	86	97	3	38	357	—	1,089
Criticized (b)	6	5	10	—	—	—	2	—	23
Total international	426	93	96	97	3	38	359	—	1,112
Total business loans	3,355	5,030	4,724	7,159	4,074	5,002	17,636	17	46,997
Retail loans:
Residential mortgage
Pass (a)	102	186	214	267	336	807	—	—	1,912
Criticized (b)	4	2	1	4	3	28	—	—	42
Total residential mortgage	106	188	215	271	339	835	—	—	1,954
Consumer:
Home equity
Pass (a)	—	—	—	—	—	4	1,665	78	1,747
Criticized (b)	—	—	—	—	—	—	29	5	34
Total home equity	—	—	—	—	—	4	1,694	83	1,781
Other consumer
Pass (a)	35	28	7	8	3	44	320	—	445
Criticized (b)	—	—	—	2	—	—	—	—	2
Total other consumer	35	28	7	10	3	44	320	—	447
Other consumer gross charge-offs	—	—	—	—	—	2	—	—	2
Total consumer	35	28	7	10	3	48	2,014	83	2,228
Total retail loans	141	216	222	281	342	883	2,014	83	4,182
Total loans	$3,496	$5,246	$4,946	$7,440	$4,416	$5,885	$19,650	$100	$51,179

Table continues on the following page.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

December 31, 2024	Vintage Year
	2024	2023	2022	2021	2020	Prior	Revolvers	Revolvers Converted to Term	Total
Business loans:
Commercial
Pass (a)	$3,313	$2,129	$1,856	$1,127	$358	$1,192	$15,173	$15	$25,163
Criticized (b)	90	160	179	185	33	59	621	2	1,329
Total commercial	3,403	2,289	2,035	1,312	391	1,251	15,794	17	26,492
Commercial gross charge-offs	1	1	9	29	9	12	10	1	72
Real estate construction
Pass (a)	137	703	1,987	550	19	23	223	—	3,642
Criticized (b)	—	—	36	—	—	2	—	—	38
Total real estate construction	137	703	2,023	550	19	25	223	—	3,680
Commercial mortgage
Pass (a)	1,423	1,574	3,339	2,576	1,301	2,414	793	—	13,420
Criticized (b)	105	187	350	102	111	208	10	—	1,073
Total commercial mortgage	1,528	1,761	3,689	2,678	1,412	2,622	803	—	14,493
Commercial mortgage gross charge-offs	—	—	11	—	—	5	—	—	16
Lease financing
Pass (a)	262	226	38	80	30	80	—	—	716
Criticized (b)	3	1	1	—	—	1	—	—	6
Total lease financing	265	227	39	80	30	81	—	—	722
Lease financing gross charge-offs	1	—	3	—	—	—	—	—	4
International
Pass (a)	237	112	142	60	19	27	347	—	944
Criticized (b)	7	—	—	—	—	—	1	—	8
Total international	244	112	142	60	19	27	348	—	952
International gross charge-offs	1	—	—	—	—	—	—	—	1
Total business loans	5,577	5,092	7,928	4,680	1,871	4,006	17,168	17	46,339
Retail loans:
Residential mortgage
Pass (a)	181	236	274	349	415	434	—	—	1,889
Criticized (b)	5	1	4	2	4	24	—	—	40
Total residential mortgage	186	237	278	351	419	458	—	—	1,929
Consumer:
Home equity
Pass (a)	—	—	—	—	—	5	1,681	82	1,768
Criticized (b)	—	—	—	—	—	—	28	6	34
Total home equity	—	—	—	—	—	5	1,709	88	1,802
Other consumer
Pass (a)	30	10	28	7	6	41	345	—	467
Criticized (b)	—	—	2	—	—	—	—	—	2
Total other consumer	30	10	30	7	6	41	345	—	469
Other consumer gross charge-offs	1	—	—	—	—	1	—	—	2
Total consumer	30	10	30	7	6	46	2,054	88	2,271
Total retail loans	216	247	308	358	425	504	2,054	88	4,200
Total loans	$5,793	$5,339	$8,236	$5,038	$2,296	$4,510	$19,222	$105	$50,539
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

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries
Loan interest receivable totaled $259 million and $266 million at June 30, 2025 and December 31, 2024, respectively, and was included in accrued income and other assets on the Consolidated Balance Sheets.
Allowance for Credit Losses
The following table details the changes in the allowance for credit losses.

	2025			2024
(in millions)	Business Loans	Retail Loans	Total	Business Loans	Retail Loans	Total
Three Months Ended June 30
Balance at beginning of period:
Allowance for loan losses	$634	$49	$683	$626	$65	$691
Allowance for credit losses on lending-related commitments	25	11	36	28	9	37
Allowance for credit losses	659	60	719	654	74	728
Loan charge-offs	(30)	(1)	(31)	(28)	—	(28)
Recoveries on loans previously charged-off	1	2	3	16	1	17
Net loan charge-offs	(29)	1	(28)	(12)	1	(11)
Provision for credit losses:
Provision for loan losses	49	(6)	43	6	—	6
Provision for credit losses on lending-related commitments	1	—	1	(5)	(1)	(6)
Provision for credit losses	50	(6)	44	1	(1)	—
Balance at end of period:
Allowance for loan losses	654	44	698	620	66	686
Allowance for credit losses on lending-related commitments	26	11	37	23	8	31
Allowance for credit losses	$680	$55	$735	$643	$74	$717
Six Months Ended June 30
Balance at beginning of period
Allowance for loan losses	$625	$65	$690	$620	$68	$688
Allowance for credit losses on lending-related commitments	28	7	35	31	9	40
Allowance for credit losses	653	72	725	651	77	728
Loan charge-offs	(61)	(2)	(63)	(48)	(1)	(49)
Recoveries on loans previously charged-off	7	2	9	22	2	24
Net loan (charge-offs) recoveries	(54)	—	(54)	(26)	1	(25)
Provision for credit losses:
Provision for loan losses	83	(21)	62	26	(3)	23
Provision for credit losses on lending-related commitments	(2)	4	2	(8)	(1)	(9)
Provision for credit losses	81	(17)	64	18	(4)	14
Balance at end of period:
Allowance for loan losses	654	44	698	620	66	686
Allowance for credit losses on lending-related commitments	26	11	37	23	8	31
Allowance for credit losses	$680	$55	$735	$643	$74	$717
Allowance for loan losses as a percentage of total loans	1.39%	1.06%	1.36%	1.30%	1.59%	1.32%
Allowance for credit losses as a percentage of total loans	1.45	1.31	1.44	1.35	1.79	1.38

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries
Nonaccrual Loans
The following table presents additional information regarding nonaccrual loans. Interest income of $1 million and $6 million was recognized on nonaccrual loans for the three-month periods ended June 30, 2025 and 2024, respectively. For the six-month periods ended June 30, 2025 and 2024, the Corporation recognized interest income of $2 million and $8 million, respectively, on nonaccrual loans.

(in millions)	Nonaccrual Loans with No Related Allowance	Nonaccrual Loans with Related Allowance	Total Nonaccrual Loans
June 30, 2025
Business loans:
Commercial	$12	$87	$99
Real estate construction:
Commercial Real Estate business line (a)	—	11	11
Total real estate construction	—	11	11
Commercial mortgage:
Other business lines (b)	11	57	68
Total commercial mortgage	11	57	68
Total business loans	23	155	178
Retail loans:
Residential mortgage	42	—	42
Consumer:
Home equity	28	—	28
Total retail loans	70	—	70
Total nonaccrual loans	$93	$155	$248
December 31, 2024
Business loans:
Commercial	$9	$116	$125
Commercial mortgage:
Commercial Real Estate business line (a)	—	49	49
Other business lines (b)	7	62	69
Total commercial mortgage	7	111	118
Lease financing	—	1	1
Total business loans	16	228	244
Retail loans:
Residential mortgage	37	—	37
Consumer:
Home equity	27	—	27
Total consumer	27	—	27
Total retail loans	64	—	64
Total nonaccrual loans	$80	$228	$308
(a)Primarily loans to real estate developers.
(b)Primarily loans secured by owner-occupied real estate.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries
Foreclosed Properties
Foreclosed properties were $1 million at June 30, 2025 and insignificant at December 31, 2024. Retail loans secured by residential real estate properties in process of foreclosure included in nonaccrual loans were $3 million at June 30, 2025 and $4 million at December 31, 2024.
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
The following table displays the amortized cost basis at June 30, 2025 and 2024 of FDMs that were restructured during the three- and six-month periods ended June 30, 2025 and 2024 by type of modification.

(in millions)	Term Extension (a)	Interest Rate Reduction	Combinations (b)	Total	Percent of Total Class
Three Months Ended June 30, 2025
Business loans:
Commercial	$97	$—	$—	$97	0.36%
Real estate construction:
Commercial Real Estate business line (c)	—	—	12	12	0.36
Total real estate construction	—	—	12	12	0.33
Commercial mortgage:
Commercial Real Estate business line (c)	6	—	—	6	0.10
Other business lines (d)	3	—	—	3	0.04
Total commercial mortgage	9	—	—	9	0.06
Total business loans	106	—	12	118	0.25
Retail loans:
Residential mortgage	—	—	8	8	0.39
Consumer:
Home equity	—	1	—	1	0.06
Total consumer	—	1	—	1	0.05
Total retail loans	—	1	8	9	0.21
Total loans	$106	$1	$20	$127	0.25%
Three Months Ended June 30, 2024
Business loans:
Commercial	$91	$7	$3	$101	0.38%
Commercial mortgage:
Other business lines (d)	9	—	—	9	0.10
Total commercial mortgage	9	—	—	9	0.06
International	8	—	—	8	0.71
Total business loans	108	7	3	118	0.25
Retail loans:
Consumer:
Home equity	—	1	—	1	0.07
Total consumer	—	1	—	1	0.05
Total retail loans	—	1	—	1	0.03
Total loans	$108	$8	$3	$119	0.23%

Table continues on the following page.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

(in millions)	Term Extension (a)	Interest Rate Reduction	Combinations (b)	Total	Percent of Total Class
Six Months Ended June 30, 2025
Business loans:
Commercial	$122	$—	$—	$122	0.45%
Real estate construction:
Commercial Real Estate business line (c)	—	—	12	12	0.36
Total real estate construction	—	—	12	12	0.33
Commercial mortgage:
Commercial Real Estate business line (c)	40	—	—	40	0.64
Other business lines (d)	10	—	—	10	0.12
Total commercial mortgage	50	—	—	50	0.34
Total business loans	172	—	12	184	0.39
Retail loans:
Residential mortgage	—	—	8	8	0.39
Consumer:
Home equity	—	2	—	2	0.13
Total consumer	—	2	—	2	0.10
Total retail loans	—	2	8	10	0.24
Total loans	$172	$2	$20	$194	0.38%
Six Months Ended June 30, 2024
Business loans:
Commercial	$149	$7	$10	$166	0.61%
Commercial mortgage:
Other business lines (d)	15	—	—	15	0.16
Total commercial mortgage	15	—	—	15	0.10
International	9	—	—	9	0.84
Total business loans	173	7	10	190	0.40
Retail loans:
Consumer:
Home equity	—	2	1	3	0.19
Total consumer	—	2	1	3	0.15
Total retail loans	—	2	1	3	0.08
Total loans	$173	$9	$11	$193	0.37%
(a)Represents loan balances where terms were extended or payments were delayed by a more than an insignificant time period, typically more than 180 days, at or above contractual interest rates.
(b)Relates to FDMs where more than one type of modification was made. For the three- and six-month periods ended June 30, 2025 and 2024, this primarily related to modifications where the interest rate was reduced and the term was extended.
(c)Primarily loans to real estate developers.
(d)Primarily loans secured by owner-occupied real estate.
There were no commitments to lend additional funds to borrowers experiencing financial difficulty whose terms had been restructured at June 30, 2025 and December 31, 2024.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries
The following table summarizes the financial impacts of loan modifications made during the three- and six-month periods ended June 30, 2025 and 2024.

	Weighted-Average Term Extension (in months)	Weighted-Average Interest Rate Reduction
Three Months Ended June 30, 2025
Business loans:
Commercial	16	—%
Real estate construction:
Commercial Real Estate business line (a)	18	(2.97)
Total real estate construction	18	(2.97)
Commercial mortgage:
Commercial Real Estate business line (a)	12	—
Other business lines (b)	18	—
Total commercial mortgage	14	—
Total business loans	16	(2.97)
Retail loans:
Residential mortgage	120	(0.38)
Consumer:
Home equity	—	(4.26)
Total consumer	—	(4.26)
Total retail loans	120	(0.83)
Total loans	23	(2.05)%
Three Months Ended June 30, 2024
Business loans:
Commercial	13	(1.03)%
Commercial mortgage:
Other business lines (b)	7	—
Total commercial mortgage	7	—
International	8	—
Total business loans	12	(1.03)
Retail loans:
Consumer:
Home equity	—	(4.17)
Total consumer	—	(4.17)
Total retail loans	—	(4.17)
Total loans	12	(1.31)%
Table continues on the following page.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

	Weighted-Average Term Extension (in months)	Weighted-Average Interest Rate Reduction
Six Months Ended June 30, 2025
Business loans:
Commercial	16	—%
Real estate construction:
Commercial Real Estate business line (a)	18	(2.97)
Total real estate construction	18	(2.97)
Commercial mortgage:
Commercial Real Estate business line (a)	20	—
Other business lines (b)	20	—
Total commercial mortgage	20	—
Total business loans	17	(2.97)
Retail loans:
Residential mortgage	120	(0.38)
Consumer:
Home equity	—	(3.73)
Total consumer	—	(3.73)
Total retail loans	120	(1.11)
Total loans	21	(2.11)%
Six Months Ended June 30, 2024
Business loans:
Commercial	12	(1.06)%
Commercial mortgage:
Other business lines (b)	9	—
Total commercial mortgage	9	—
International	9	—
Total business loans	12	(1.06)
Retail loans:
Consumer:
Home equity	118	(3.54)
Total consumer	118	(3.54)
Total retail loans	118	(3.54)
Total loans	13	(1.34)%
(a)Primarily loans to real estate developers.
(b)Primarily loans secured by owner-occupied real estate.
On an ongoing basis, the Corporation monitors the performance of modified loans related to their restructured terms. Of the loans restructured during the three- and six-month periods ended June 30, 2025, $5 million and $22 million were past due at June 30, 2025, respectively, compared to all loans restructured during the three- and six-month periods ended June 30, 2024 being current under modified terms at June 30, 2024. Nonperforming restructured loans are classified as nonaccrual loans and are individually evaluated for the allowance for loan losses.
For restructured loans, a subsequent payment default is defined in terms of delinquency, when a principal or interest payment is 90 days past due or classified into nonaccrual status during the reporting period. Of the loans restructured during the three- and six-month periods ended June 30, 2025, there were $5 million of commercial loans that subsequently defaulted, compared to none for the three months ended June 30, 2024 and $3 million for the six months ended June 30, 2024.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries
NOTE 5 - GOODWILL AND INTANGIBLES
The following table summarizes the carrying value of goodwill by reporting unit at June 30, 2025 and December 31, 2024.

(in millions)	June 30, 2025	December 31, 2024
Commercial Bank	$473	$473
Retail Bank	101	101
Wealth Management	61	61
Total	$635	$635
The annual test of goodwill impairment is performed as of July 1 each year, or more often if events or circumstances indicate that the carrying value may not be recoverable. The annual impairment test performed at the beginning of the third quarter 2024 did not indicate impairment in any of the Corporation's reporting units as of the testing date, and the Corporation determined that it was more likely than not that the fair value of each reporting unit exceeded its carrying value. During the six months ended June 30, 2025, there were no events or circumstances that indicated an interim impairment test of goodwill or other intangibles was necessary.
Analyzing goodwill includes consideration of various factors that involve a degree of uncertainty, including the impacts of monetary policy actions, foreign developments and unanticipated legislative or regulatory changes, among other factors, that could cause the fair value of one or more of the reporting units to fall below their carrying value, resulting in a goodwill impairment charge in the future. Any impairment charge would not affect the Corporation's regulatory capital ratios, tangible equity ratio or liquidity position.
NOTE 6 – DERIVATIVES AND CREDIT-RELATED FINANCIAL INSTRUMENTS
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

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries
Included in the fair value of derivative instruments are credit valuation adjustments reflecting counterparty credit risk. These adjustments are determined by applying a credit spread for the counterparty or the Corporation, as appropriate, to the total expected exposure of the derivative. Master netting arrangements effectively reduce credit valuation adjustments by permitting settlement of positive and negative positions and offset cash collateral held with the same counterparty on a net basis. Bilateral collateral agreements require daily exchange of cash or highly rated securities issued by the U.S. Treasury or other U.S. government entities to collateralize amounts due to either party. At June 30, 2025, counterparties with bilateral collateral agreements deposited $90 million of cash with the Corporation to secure the fair value of contracts in an unrealized gain position, and the Corporation had pledged $52 million of marketable investment securities and posted $33 million of cash as collateral for contracts in an unrealized loss position. For those counterparties not covered under bilateral collateral agreements, collateral is obtained, if deemed necessary, based on the results of management’s credit evaluation of the counterparty. Collateral varies, but may include cash, investment securities, accounts receivable, equipment or real estate.
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
Over-the-counter contracts are tailored to meet the needs of the counterparties involved and, therefore, contain a greater degree of credit risk and liquidity risk than exchange-traded contracts, which have standardized terms and readily available price information. The Corporation reduces exposure to market and liquidity risks from over-the-counter derivative instruments entered into for risk management purposes, as well as transactions entered into to mitigate the market risk associated with customer-initiated transactions, by taking offsetting positions with investment grade domestic and foreign financial institutions and subjecting counterparties to credit approvals, limits and collateral monitoring procedures similar to those used in making other extensions of credit. In addition, certain derivative contracts executed bilaterally with a dealer counterparty in the over-the-counter market are cleared through a clearinghouse, whereby the clearinghouse becomes the counterparty to the transaction.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries
The following table presents the composition of the Corporation’s derivative instruments held or issued for risk management purposes or in connection with customer-initiated and other activities at June 30, 2025 and December 31, 2024. The table excludes a derivative related to the Corporation's 2008 sale of its remaining ownership of Visa shares and includes accrued interest receivable and payable.

	June 30, 2025			December 31, 2024
		Fair Value			Fair Value
(in millions)	Notional/ Contract Amount (a)	Gross Derivative Assets	Gross Derivative Liabilities	Notional/ Contract Amount (a)	Gross Derivative Assets	Gross Derivative Liabilities
Risk management purposes
Derivatives designated as hedging instruments
Interest rate contracts:
Fair value swaps - receive fixed/pay floating	$5,800	$1	$—	$6,800	$—	$—
Cash flow swaps - receive fixed/pay floating	23,100	—	—	23,350	—	3
Derivatives used as economic hedges
Foreign exchange contracts:
Spot, forwards and swaps	568	—	4	453	3	—
Total risk management purposes	29,468	1	4	30,603	3	3
Customer-initiated and other activities
Interest rate contracts:
Caps and floors written	2,234	—	7	1,781	—	12
Caps and floors purchased	2,234	7	—	1,781	12	—
Swaps	19,707	152	207	19,189	165	320
Total interest rate contracts	24,175	159	214	22,751	177	332
Energy contracts:
Caps and floors written	4,279	1	283	3,460	—	201
Caps and floors purchased	4,279	284	1	3,460	202	—
Swaps	7,070	300	281	6,338	214	199
Total energy contracts	15,628	585	565	13,258	416	400
Foreign exchange contracts:
Spot, forwards, options and swaps	2,504	36	31	3,117	70	59

Total customer-initiated and other activities	42,307	780	810	39,126	663	791
Total gross derivatives	$71,775	781	814	$69,729	666	794
Amounts offset in the Consolidated Balance Sheets:
Netting adjustment - Offsetting derivative assets/liabilities		(394)	(394)		(330)	(330)
Netting adjustment - Cash collateral received/posted		(85)	(22)		(80)	—
Net derivatives included in the Consolidated Balance Sheets (b)		302	398		256	464
Amounts not offset in the Consolidated Balance Sheets:
Marketable securities pledged under bilateral collateral agreements		(133)	(20)		(143)	(2)
Net derivatives after deducting amounts not offset in the Consolidated Balance Sheets		$169	$378		$113	$462
(a)Notional or contractual amounts, which represent the extent of involvement in the derivatives market, are used to determine the contractual cash flows required in accordance with the terms of the agreement. These amounts are typically not exchanged, significantly exceed amounts subject to credit or market risk and are not reflected in the Consolidated Balance Sheets.
(b)Net derivative assets are included in accrued income and other assets and net derivative liabilities are included in accrued expenses and other liabilities on the Consolidated Balance Sheets. Included in the fair value of net derivative assets and net derivative liabilities are credit valuation adjustments reflecting counterparty credit risk and credit risk of the Corporation. The fair value of net derivative assets included credit valuation adjustments for counterparty credit risk of $2 million and $1 million at June 30, 2025 and December 31, 2024, respectively.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries
Risk Management
The Corporation's derivative instruments used for managing interest rate risk include cash flow hedging strategies that convert variable-rate loans to fixed rates and fair value hedging strategies that convert fixed-rate medium- and long-term debt to variable rates. Interest and fees on loans included net expense from cash flow swaps of $83 million and $174 million for the three-month periods ended June 30, 2025 and 2024, respectively, and $161 million and $344 million of cash flow hedge losses for the six-month periods ended June 30, 2025 and 2024, respectively.
The following table details the effects of fair value hedging on the Consolidated Statements of Comprehensive Income.

	Interest on Medium- and Long-Term Debt
	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2025	2024	2025	2024
Total interest on medium- and long-term debt (a)	$85	$124	$180	$241
Fair value hedging relationships:
Interest rate contracts:
Hedged items	70	87	151	168
Derivatives designated as hedging instruments	15	37	29	73
(a) Includes the effects of hedging.
    The following tables summarize the expected weighted average remaining maturity of the notional amount of risk management interest rate swaps, the weighted average interest rates associated with amounts expected to be received or paid on interest rate swap agreements, and for fair value swaps, the carrying amount of the related hedged items, as of June 30, 2025 and December 31, 2024.

Cash flow swaps - receive fixed/pay floating rate on variable-rate loans

	June 30, 2025	December 31, 2024
Weighted average:
Time to maturity (in years)	2.7	3.1
Receive rate	2.56%	2.55%
Pay rate (a)	4.34	4.55
(a)Variable rates paid on receive fixed swaps designated as cash flow hedges were based on Secured Overnight Financing Rate (SOFR) rates in effect at June 30, 2025 and December 31, 2024.
Fair value swaps - receive fixed/pay floating rate on medium- and long-term debt

(dollar amounts in millions)	June 30, 2025	December 31, 2024
Carrying value of hedged items (a)	$5,762	$6,673
Weighted average:
Time to maturity (in years)	2.5	2.6
Receive rate (b)	3.70%	3.77%
Pay rate (b)	4.74	4.80
(a)Included $(33) million and $(122) million of cumulative hedging adjustments at June 30, 2025 and December 31, 2024, respectively, which included a hedging adjustment on a discontinued hedging relationship of $1 million and $2 million at June 30, 2025 and December 31, 2024, respectively.
(b)Floating rates paid on receive fixed swaps designated as fair value hedges are based on SOFR rates in effect at June 30, 2025 and December 31, 2024.

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
Amounts in accumulated other comprehensive income related to cash flows that continued to be probable of occurring were amortized out of accumulated other comprehensive income and into earnings, which resulted in no recorded pre-tax loss in interest and fees on loans for the three months ended June 30, 2025, compared to $52 million for the three months ended June 30, 2024. Additionally, the fair value of swaps at re-designation date were accreted back into accumulated other comprehensive income, resulting in benefits of $23 million for the three months ended June 30, 2025 and $49 million for the three months ended June 30, 2024.
BSBY cessation and the related de-designation and re-designation of interest rate swaps led to a net decrease in accumulated other comprehensive income of $18 million for the three months ended June 30, 2025, compared to a net increase of $2 million for the three months ended June 30, 2024.
For more information on accumulated net losses on cash flow hedges, refer to Note 10.
Risk management hedging income (loss) also includes price alignment income, which is income received on payments made to a central clearing party for centrally cleared derivatives. Positions are settled daily based on derivative fair values and the party receiving net settlement amounts pays price alignment, based on an earning rate, to the party making settlement payments. Price alignment income totaled $5 million and $17 million for the three-month periods ended June 30, 2025 and 2024, respectively, and $13 million and $30 million for the six-month periods ended June 30, 2025 and 2024.
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

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2025	2024	2025	2024
Interest rate contracts	$6	$3	$10	$8
Energy contracts	7	5	10	8
Foreign exchange contracts	14	13	25	24
Total	$27	$21	$45	$40

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries
Credit-Related Financial Instruments
The Corporation issues off-balance sheet financial instruments in connection with commercial and consumer lending activities. The Corporation’s credit risk associated with these instruments is represented by the contractual amounts indicated in the following table.

(in millions)	June 30, 2025	December 31, 2024
Unused commitments to extend credit:
Commercial and other	$23,996	$24,342
Bankcard, revolving credit and home equity loan commitments	4,117	4,055
Total unused commitments to extend credit	$28,113	$28,397
Standby letters of credit	$4,156	$4,138
Commercial letters of credit	10	12
The Corporation maintains an allowance to cover current expected credit losses inherent in lending-related commitments, including unused commitments to extend credit, letters of credit and financial guarantees. The allowance for credit losses on lending-related commitments, included in accrued expenses and other liabilities on the Consolidated Balance Sheets, was $37 million and $35 million at June 30, 2025 and December 31, 2024, respectively.
Unused Commitments to Extend Credit
Commitments to extend credit are legally binding agreements to lend to a customer, provided there is no violation of any condition established in the contract. These commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many commitments expire without being drawn upon, the total contractual amount of commitments does not necessarily represent future cash requirements of the Corporation. Commercial and other unused commitments are primarily variable rate commitments. The allowance for credit losses on lending-related commitments included $33 million at June 30, 2025 and $30 million at December 31, 2024 for expected credit losses inherent in the Corporation’s unused commitments to extend credit.
Standby and Commercial Letters of Credit
Standby letters of credit represent conditional obligations of the Corporation, which guarantee the performance of a customer to a third party. Standby letters of credit are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing and similar transactions. Commercial letters of credit are issued to finance foreign or domestic trade transactions. These contracts expire in decreasing amounts through the year. The Corporation may enter into participation arrangements with third parties that effectively reduce the maximum amount of future payments that may be required under standby and commercial letters of credit. These risk participations covered $222 million and $223 million at June 30, 2025 and December 31, 2024, respectively, of standby and commercial letters of credit outstanding, which totaled $4.2 billion at both June 30, 2025 and December 31, 2024.
The carrying value of the Corporation’s standby and commercial letters of credit, included in accrued expenses and other liabilities on the Consolidated Balance Sheets, totaled $29 million at June 30, 2025, including $25 million in deferred fees and $4 million in the allowance for credit losses on lending-related commitments. At December 31, 2024, the comparable amounts were $34 million, $29 million and $5 million, respectively.
The following table presents a summary of criticized standby and commercial letters of credit at June 30, 2025 and December 31, 2024. The Corporation's criticized list is consistent with the Special Mention, Substandard and Doubtful categories defined by regulatory authorities. The Corporation manages credit risk through underwriting, periodically reviewing and approving its credit exposures using Board committee approved credit policies and guidelines.

(dollar amounts in millions)	June 30, 2025	December 31, 2024
Total criticized standby and commercial letters of credit	$71	$37
As a percentage of total outstanding standby and commercial letters of credit	1.7%	0.9%
Other Credit-Related Financial Instruments
The Corporation enters into credit risk participation agreements, under which the Corporation assumes credit exposure associated with a borrower’s performance related to certain interest rate derivative contracts. The Corporation is not a party to the interest rate derivative contracts and only enters into these credit risk participation agreements in instances in which the Corporation is also a party to the related loan participation agreements for such borrowers. The Corporation manages its credit

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries
risk on the credit risk participation agreements by monitoring the creditworthiness of the borrowers, which is based on the normal credit review process as if the Corporation had entered into the derivative instruments directly with the borrower. The notional amount of such credit risk participation agreements reflects the pro-rata share of the derivative instrument, consistent with its share of the related participated loan. The total notional amount of the credit risk participation agreements was approximately $1.0 billion and $1.1 billion at June 30, 2025 and December 31, 2024, respectively, and the fair value was insignificant at both June 30, 2025 and December 31, 2024. The maximum estimated exposure to these agreements, as measured by projecting a maximum value of the guaranteed derivative instruments, assuming 100% default by all obligors on the maximum values, was $10 million and $1 million at June 30, 2025 and December 31, 2024, respectively. In the event of default, the lead bank has the ability to liquidate the assets of the borrower, in which case the lead bank would be required to return a percentage of the recouped assets to the participating banks. As of June 30, 2025, the weighted average remaining maturity of outstanding credit risk participation agreements was 5.2 years.
In 2008, the Corporation sold its remaining ownership of Visa Class B shares and entered into a derivative contract. Under the terms of the derivative contract, the Corporation will compensate the counterparty primarily for dilutive adjustments made to the conversion factor of the Visa Class B shares to Class A shares based on the ultimate outcome of litigation involving Visa. Conversely, the Corporation will be compensated by the counterparty for any increase in the conversion factor from anti-dilutive adjustments. The fair value of the derivative liability, included in accrued expenses and other liabilities on the Consolidated Balance Sheets, was $10 million and $6 million at June 30, 2025 and December 31, 2024, respectively.
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
The Corporation accounts for its interests in LIHTC entities and other tax credit entities that meet certain criteria using the proportional amortization method. Ownership interests in tax credit entities that do not qualify for the proportional amortization method are accounted for under either the cost or equity method. Exposure to loss as a result of the Corporation's involvement in entities using the proportional amortization method and other tax credit entities at June 30, 2025 was limited to $570 million and $1 million, respectively.
Investment balances, including all legally binding commitments to fund future investments that are accounted for using the proportional amortization method, are included in accrued income and other assets on the Consolidated Balance Sheets. A liability is recognized in accrued expenses and other liabilities on the Consolidated Balance Sheets for all legally binding unfunded commitments to fund tax credit entities that are accounted for using the proportional amortization method ($234 million at June 30, 2025). Amortization and other write-downs of tax credit investments for which the proportional amortization method is applied are presented on a net basis as a component of the provision for income taxes on the Consolidated Statements of Comprehensive Income, while amortization and write-downs of other tax credit investments are recorded in other noninterest income. The income tax credits and deductions are recorded as a reduction of income tax expense and a reduction of federal income taxes payable. The cash flows related to the total income tax benefits are presented in the "net income," "benefit for deferred income taxes" and "other, net" line items within the operating activities section of the Consolidated Statements of Cash Flows.
The Corporation provided no financial or other support that was not contractually required to any of the above VIEs during the six months ended June 30, 2025 and 2024.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries
The following table summarizes the impact of these tax credit investments under the proportional amortization method on the Corporation’s Consolidated Statements of Comprehensive Income.

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2025	2024	2025	2024
Provision for income taxes:
Amortization of investments	$21	$20	$43	$39
Tax credits	(19)	(21)	(38)	(38)
Other income tax benefits related to tax credit entities	(6)	(3)	(13)	(8)
Total provision for income taxes	$(4)	$(4)	$(8)	$(7)
For further information on the Corporation’s consolidation policy, see Note 1 to the consolidated financial statements in the Corporation's 2024 Annual Report.

NOTE 8 - MEDIUM- AND LONG-TERM DEBT
Medium- and long-term debt is summarized as follows:

(in millions)	June 30, 2025	December 31, 2024
Parent company
Subordinated notes:
3.80% subordinated notes due 2026	$246	$243
Medium- and long-term notes:
4.00% notes due 2029	533	519
5.982% notes due 2030	1,007	984
Total medium- and long-term notes	1,540	1,503
Total parent company	1,786	1,746
Subsidiaries
Subordinated notes:
4.00% subordinated notes due 2025	349	345
7.875% subordinated notes due 2026	155	157
5.332% subordinated notes due 2033	469	451
Total subordinated notes	973	953
FHLB advances:
5.07% advance due March 2025	—	1,000
4.79% advance due 2026	999	997
4.49% advance due 2027	1,002	992
4.49% advance due 2028	1,002	985
Total FHLB advances	3,003	3,974
Total subsidiaries	3,976	4,927
Total medium- and long-term debt	$5,762	$6,673
Fixed interest rates have been swapped to a variable rate and designated in a hedging relationship for all notes outstanding at both June 30, 2025 and December 31, 2024. Accordingly, carrying value has been adjusted to reflect the change in fair value of the debt as a result of changes in the benchmark rate. Subordinated notes with remaining maturities greater than one year qualify as Tier 2 capital.
Comerica Bank (the Bank), a wholly-owned subsidiary of Comerica Incorporated, is a member of the FHLB, which provides short- and long-term funding to its members through advances collateralized by real estate-related assets. Borrowing capacity is contingent on the amount of collateral available to be pledged to the FHLB. At June 30, 2025, total FHLB borrowings were $5.0 billion, with remaining capacity for future borrowing of $11.9 billion, secured by real estate-related loans totaling $22.0 billion and investment securities totaling $5.9 billion.
Unamortized debt issuance costs deducted from the carrying amount of medium- and long-term debt totaled $9 million and $10 million at June 30, 2025 and December 31, 2024, respectively.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries
NOTE 9 - SHAREHOLDERS' EQUITY
Series A Preferred Stock
In May 2020, the Corporation issued and sold 4,000 shares of 5.625% Fixed-Rate Reset Non-Cumulative Perpetual Preferred Stock, Series A (Series A Preferred Stock), without par value, with a liquidation preference of $100,000 per share of Series A Preferred Stock, which were represented by depositary shares, each representing a 1/100th ownership interest in a share of Series A Preferred Stock. Holders of the depositary shares were entitled to all proportional rights and preferences of the Series A Preferred Stock (including dividend, voting, redemption and liquidation rights). The $400 million issuance yielded $394 million in proceeds, net of underwriting discounts and offering expenses.
On June 10, 2025, the Corporation delivered a notice of redemption notifying the holders of the Series A Preferred Stock and corresponding depositary shares that the Corporation would be redeeming all 4,000 outstanding shares of Series A Preferred Stock and the corresponding depositary shares at a redemption price of $1,000 per depositary share (equivalent to $100,000 per share of Series A Preferred Stock), effective July 1, 2025. Accordingly, $400 million was reclassified from shareholders' equity to other liabilities in the Consolidated Balance Sheets as of the date of the notice of redemption. The last quarterly dividends on the Series A Preferred Stock were paid on July 1, 2025, to holders of record at the close of business on June 13, 2025.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries
NOTE 10 - ACCUMULATED OTHER COMPREHENSIVE LOSS
The following table presents a reconciliation of the changes in the components of accumulated other comprehensive loss and details the components of other comprehensive income (loss) for the six months ended June 30, 2025 and 2024, including the amount of income tax expense (benefit) allocated to each component of other comprehensive income (loss).

	Six Months Ended June 30,
(in millions)	2025	2024
Accumulated net unrealized losses on investment securities:
Balance at beginning of period, net of tax	$(2,197)	$(2,043)
Net unrealized holding gains (losses) arising during the period	437	(282)
Less: Provision (benefit) for income taxes	107	(73)
Change in net unrealized losses on investment securities, net of tax	330	(209)
Balance at end of period, net of tax	$(1,867)	$(2,252)
Accumulated net losses on cash flow hedges:
Balance at beginning of period, net of tax	$(596)	$(605)
Net cash flow hedge gains (losses) arising during the period	273	(620)
Less: Provision (benefit) for income taxes	66	(150)
Change in net cash flow hedge losses arising during the period, net of tax	207	(470)
Less:
Net cash flow losses included in interest and fees on loans	(212)	(329)
Net accretion (amortization) of unrealized losses related to de-designated derivatives included in interest and fees on loans	51	(15)
Less: Benefit for income taxes	(39)	(83)
Reclassification adjustment for net cash flow hedge losses included in net income, net of tax	(122)	(261)
Change in net cash flow hedge losses, net of tax	329	(209)
Balance at end of period, net of tax (a)	$(267)	$(814)
Accumulated defined benefit pension and other postretirement plans adjustment:
Balance at beginning of period, net of tax	$(368)	$(400)
Amounts recognized in other noninterest expenses:
Amortization of actuarial net loss	13	13
Amortization of prior service credit	(9)	(10)
Total amounts recognized in other noninterest expenses	4	3
Less: Provision for income taxes	1	—
Adjustment for amounts recognized as components of net periodic benefit credit during the period, net of tax	3	3
Change in defined benefit pension and other postretirement plans adjustment, net of tax	3	3
Balance at end of period, net of tax	$(365)	$(397)
Total accumulated other comprehensive loss at end of period, net of tax	$(2,499)	$(3,463)
(a)The Corporation expects to reclassify $145 million of losses, net of tax, from accumulated other comprehensive loss to earnings over the next twelve months if interest yield curves and notional amounts remain at June 30, 2025 levels.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries
NOTE 11 - NET INCOME PER COMMON SHARE
Basic and diluted net income per common share are presented in the following table.

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except per share data)	2025	2024	2025	2024
Basic and diluted
Net income	$199	$206	$371	$344
Less:
Income allocated to participating securities	1	1	2	2
Preferred stock dividends and other (a)	11	5	17	11
Net income attributable to common shares	$187	$200	$352	$331
Basic average common shares	131	133	131	133
Basic net income per common share	$1.43	$1.50	$2.69	$2.49
Basic average common shares	131	133	131	133
Dilutive common stock equivalents:
Net effect of the assumed exercise of stock awards	1	1	1	1
Diluted average common shares	132	134	132	134
Diluted net income per common share	$1.42	$1.49	$2.66	$2.47
(a)Includes the impact of costs related to the preferred stock redemption. Refer to Note 9 for more information.
The following average shares related to outstanding options to purchase shares of common stock that were not included in the computation of diluted net income per common share because the options were anti-dilutive for the period.

	Three Months Ended June 30,		Six Months Ended June 30,
(average outstanding options in thousands)	2025	2024	2025	2024
Average outstanding options	1,718	1,816	1,721	1,800
Range of exercise prices	$53.96 - $95.25	$53.96 - $95.25	$53.96 - $95.25	$53.96 - $95.25

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries
NOTE 12 - EMPLOYEE BENEFIT PLANS
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

Qualified Defined Benefit Pension Plan	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2025	2024	2025	2024
Service cost	$8	$9	$17	$17
Other components of net benefit credit:
Interest cost	22	21	43	42
Expected return on plan assets	(45)	(45)	(89)	(90)
Amortization of prior service credit	(3)	(4)	(7)	(7)
Amortization of net loss	5	5	11	11
Total other components of net benefit credit	(21)	(23)	(42)	(44)
Net periodic defined benefit credit	$(13)	$(14)	$(25)	$(27)

Non-Qualified Defined Benefit Pension Plan	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2025	2024	2025	2024
Service cost	$1	$—	$2	$1
Other components of net benefit cost:
Interest cost	2	2	4	4
Amortization of prior service credit	(1)	(1)	(2)	(3)
Amortization of net loss	1	1	2	2
Total other components of net benefit cost	2	2	4	3
Net periodic defined benefit cost	$3	$2	$6	$4

Postretirement Benefit Plan	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2025	2024	2025	2024
Other components of net benefit credit:
Expected return on plan assets	$—	$—	$(1)	$(1)
Net periodic defined benefit credit	$—	$—	$(1)	$(1)

NOTE 13 - INCOME TAXES AND TAX-RELATED ITEMS
Unrecognized tax benefits were $8 million at both June 30, 2025 and December 31, 2024. The Corporation anticipates a decrease of $2 million in net unrecognized tax benefits within the next twelve months. Included in accrued expenses and other liabilities on the Consolidated Balance Sheets was a liability of $1 million for tax-related interest and penalties at both June 30, 2025 and December 31, 2024.
Net deferred tax assets were $819 million at June 30, 2025, compared to $1.0 billion at December 31, 2024. The decrease of approximately $215 million in net deferred tax assets resulted primarily from a decrease to deferred tax assets related to hedging gains and losses, net unrealized losses on investment securities available-for-sale and other timing differences. Included in deferred tax assets at both June 30, 2025 and December 31, 2024 were $2 million of state net operating loss (NOL) carryforwards and $9 million of federal foreign tax carryforwards. State NOL carryforwards expire between 2025 and 2044, and federal foreign tax credit carryforwards expire between 2029 and 2035. The Corporation believes that it is more likely than not that the benefit from federal foreign tax credits and certain state NOL carryforwards will not be realized and, accordingly, maintains a federal valuation allowance of $9 million and a state valuation allowance of $2 million at both June 30, 2025 and December 31, 2024. The determination regarding valuation allowance was based on evidence of loss carryback capacity, projected future reversals of existing taxable temporary differences to absorb the deferred tax assets and assumptions made regarding future events.

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
NOTE 14 - CONTINGENT LIABILITIES
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
Further, from time to time, the Corporation is also subject to examinations, inquiries and investigations by regulatory authorities in areas including, but not limited to, compliance, risk management and consumer protection, which could lead to administrative or legal proceedings or settlements. Remedies in resulting proceedings or settlements may include fines, penalties, restitution or alterations in the Corporation's business practices and may result in increased operating expenses or decreased revenues. For example, the Consumer Financial Protection Bureau (CFPB) launched an investigation into Comerica Bank as Financial Agent under the Bureau of Fiscal Service's Direct Express® program. In response to the CFPB's interpretation of certain statutes in connection with its investigation, Comerica Bank filed litigation against the CFPB in November 2024. The CFPB filed a separate suit against Comerica Bank in December 2024 premised upon its interpretation of certain statutes in connection with its investigation. On April 11, 2025, the CFPB and Comerica Bank filed notices of dismissal without prejudice of each lawsuit, meaning the parties retained their respective rights. The CFPB has since communicated that it now considers its investigation and the claims set forth in the litigation closed, and it does not intend to take any further action against Comerica Bank in connection therewith.
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
For matters where a loss is not probable, the Corporation has not established an accrual. The Corporation believes the estimate of the aggregate range of reasonably possible losses, in excess of established accruals, for all legal proceedings and regulatory matters in which it is involved is from zero to approximately $24 million at June 30, 2025. This estimated aggregate range of reasonably possible losses is based upon currently available information for those legal proceedings and regulatory matters in which the Corporation is involved, taking into account the Corporation’s best estimate of such losses for those legal proceedings and regulatory matters for which such estimate can be made. For certain legal proceedings and regulatory matters, the Corporation does not believe that an estimate can currently be made. The Corporation’s estimate involves significant judgment, given the varying stages of the legal proceedings and regulatory matters (including the fact that many are currently in preliminary stages), the existence in certain legal proceedings of multiple defendants (including the Corporation) whose share of liability has yet to be determined, the numerous yet-unresolved issues in many of the legal proceedings and regulatory matters (including issues regarding class certification and the scope of many of the claims) and the attendant uncertainty of the various potential outcomes of such legal proceedings and regulatory matters. Accordingly, the Corporation’s estimate will change from time to time, and actual losses may be more or less than the current estimate.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries
In the event of unexpected future developments, it is possible the ultimate resolution of these matters, if unfavorable, may be material to the Corporation's consolidated financial condition, results of operations or cash flows. For information regarding income tax contingencies, refer to Note 13.
NOTE 15 - STRATEGIC LINES OF BUSINESS
The Corporation has strategically aligned its operations into three major business segments: the Commercial Bank, the Retail Bank and Wealth Management. These business segments are differentiated based on the type of customer and the related products and services provided. In addition to the three major business segments, the Finance and Other categories include items not directly associated with the business segments. Business segment results are produced by the Corporation’s internal management accounting system. This system measures financial results based on the internal business unit structure of the Corporation. The performance of the business segments is not comparable with the Corporation's consolidated results and is not necessarily comparable with similar information for any other financial institution. Additionally, because of the interrelationships of the various segments, the information presented is not indicative of how the segments would perform if they operated as independent entities. The management accounting system assigns balance sheet and income statement items to each business segment using certain methodologies, which are regularly reviewed and refined. From time to time, the Corporation may make reclassifications among the segments to more appropriately reflect management's current view of the segments, and methodologies may be modified as the management accounting system is enhanced and changes occur in the organizational structure and/or product lines. For comparability purposes, amounts in all periods are based on business unit structure and methodologies in effect at June 30, 2025.
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

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries
Business segment financial results were as follows:

(dollar amounts in millions)	Commercial Bank	Retail Bank	Wealth Management	Finance	Other	Total
Three Months Ended June 30, 2025
Earnings summary:
Net interest income (expense)	$453	$245	$47	$(211)	$41	$575
Provision (benefit) for credit losses	48	(2)	(1)	—	(1)	44
Noninterest income	149	26	76	17	6	274
Salaries and benefits expense	76	49	34	16	183	358
Outside processing fee expense	48	2	10	2	5	67
Occupancy expense	6	25	3	—	12	46
Allocated corporate expense	119	73	28	(19)	(201)	—
All other noninterest expenses (a)	3	18	10	2	57	90
Total noninterest expenses	252	167	85	1	56	561
Provision (benefit) for income taxes	59	24	9	(47)	—	45
Net income (loss)	$243	$82	$30	$(148)	$(8)	$199
Net charge-offs	$25	$3	$—	$—	$—	$28
Selected average balances:
Assets	$45,375	$3,062	$5,241	$17,113	$6,752	$77,543
Loans	43,146	2,409	5,104	—	6	50,665
Deposits	32,272	23,443	3,576	1,666	289	61,246
Three Months Ended June 30, 2024
Earnings summary:
Net interest income (expense)	$465	$203	$48	$(220)	$37	$533
Provision (benefit) for credit losses	—	1	(2)	—	1	—
Noninterest income	146	33	78	33	1	291
Salaries and benefits expense	71	49	33	14	156	323
Outside processing fee expense	49	3	10	1	5	68
Occupancy expense	6	27	3	1	7	44
Allocated corporate expense	95	75	29	(17)	(182)	—
All other noninterest expenses (a)	29	23	13	2	53	120
Total noninterest expenses	250	177	88	1	39	555
Provision (benefit) for income taxes	85	14	10	(46)	—	63
Net income (loss)	$276	$44	$30	$(142)	$(2)	$206
Net charge-offs	$8	$2	$1	$—	$—	$11
Selected average balances:
Assets	$45,843	$3,029	$5,299	$18,448	$6,588	$79,207
Loans	43,709	2,322	5,026	—	14	51,071
Deposits	31,176	24,590	3,951	3,032	306	63,055
(a)All other noninterest expenses for each reportable business segment includes:
i.Commercial Bank - Primarily net benefit from settlements and dismissed litigation and FDIC insurance expense.
ii.Retail Bank - Primarily equipment expense and FDIC insurance expense.
iii.Wealth Management - Primarily professional fees and software expense.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

(dollar amounts in millions)	Commercial Bank	Retail Bank	Wealth Management	Finance	Other	Total
Six Months Ended June 30, 2025
Earnings Summary:
Net interest income (expense)	$925	$499	$95	$(451)	$82	$1,150
Provision (benefit) for credit losses	79	(7)	(7)	—	(1)	64
Noninterest income	284	52	147	40	5	528
Salaries and benefits expense	157	100	69	33	367	726
Outside processing fee expense	94	4	20	3	10	131
Occupancy expense	12	50	6	1	23	92
Allocated corporate expense	238	153	63	(39)	(415)	—
All other noninterest expenses (a)	18	40	24	4	110	196
Total noninterest expenses	519	347	182	2	95	1,145
Provision (benefit) for income taxes	130	50	16	(99)	1	98
Net income (loss)	$481	$161	$51	$(314)	$(8)	$371
Net charge-offs	$51	$3	$—	$—	$—	$54
Selected Average Balances:
Assets	$45,168	$3,057	$5,206	$17,272	$6,847	$77,550
Loans	43,000	2,394	5,044	—	3	50,441
Deposits	32,510	23,539	3,598	1,650	272	61,569
Six Months Ended June 30, 2024
Earnings Summary:
Net interest income (expense)	$942	$404	$94	$(437)	$78	$1,081
Provision (benefit) for credit losses	16	—	(1)	—	(1)	14
Noninterest income	293	61	143	23	7	527
Salaries and benefits expense	150	100	69	28	324	671
Outside processing fee expense	98	5	21	2	10	136
Occupancy expense	12	51	6	2	17	88
Allocated corporate expense	198	151	60	(35)	(374)	—
All other noninterest expenses (a)	67	51	29	7	109	263
Total noninterest expenses	525	358	185	4	86	1,158
Provision (benefit) for income taxes	142	22	11	(87)	4	92
Net income (loss)	$552	$85	$42	$(331)	$(4)	$344
Net charge-offs	$22	$2	$1	$—	$—	$25
Selected Average Balances:
Assets	$46,163	$3,028	$5,372	$18,752	$8,097	$81,412
Loans	43,810	2,309	5,089	—	13	51,221
Deposits	31,694	24,487	3,925	3,786	291	64,183
(a)All other noninterest expenses for each reportable business segment includes:
i.Commercial Bank - Primarily net benefit from settlements and dismissed litigation and FDIC insurance expense.
ii.Retail Bank - Primarily equipment expense and FDIC insurance expense.
iii.Wealth Management - Primarily litigation-related expense and software expense.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries
NOTE 16 - REVENUE FROM CONTRACTS WITH CUSTOMERS
Revenue from contracts with customers comprises the noninterest income earned by the Corporation in exchange for services provided to customers. The following table presents the composition of revenue from contracts with customers, segregated from other sources of noninterest income, by business segment.

	Commercial Bank	Retail Bank	Wealth Management	Finance & Other	Total
(in millions)
Three Months Ended June 30, 2025
Revenue from contracts with customers:
Card fees	$49	$10	$—	$—	$59
Fiduciary income	—	—	57	—	57
Service charges on deposit accounts	33	13	1	—	47
Commercial loan servicing fees (a)	2	—	—	—	2
Capital markets income (b)	3	—	—	—	3
Brokerage fees	—	—	14	—	14
Other noninterest income (b)	—	—	2	1	3
Total revenue from contracts with customers	87	23	74	1	185
Other sources of noninterest income	62	3	2	22	89
Total noninterest income	$149	$26	$76	$23	$274
Three Months Ended June 30, 2024
Revenue from contracts with customers:
Card fees	$53	$10	$1	$—	$64
Fiduciary income	1	—	57	—	58
Service charges on deposit accounts	31	14	1	—	46
Commercial loan servicing fees (a)	2	—	—	—	2
Capital markets income (b)	8	—	—	—	8
Brokerage fees	—	—	14	—	14
Other noninterest income (b)	1	9	1	—	11
Total revenue from contracts with customers	96	33	74	—	203
Other sources of noninterest income	50	—	4	34	88
Total noninterest income	$146	$33	$78	$34	$291
Six Months Ended June 30, 2025
Revenue from contracts with customers:
Card fees	$99	$18	$1	$—	$118
Fiduciary income	—	—	109	—	109
Service charges on deposit accounts	64	26	3	—	93
Commercial loan servicing fees (a)	4	—	—	—	4
Capital markets income (b)	9	—	—	—	9
Brokerage fees	—	—	28	—	28
Other noninterest income (b)	—	2	4	1	7
Total revenue from contracts with customers	176	46	145	1	368
Other sources of noninterest income	108	6	2	44	160
Total noninterest income	$284	$52	$147	$45	$528
Six Months Ended June 30, 2024
Revenue from contracts with customers:
Card fees	$108	$20	$2	$—	$130
Fiduciary income	1	—	108	—	109
Service charges on deposit accounts	62	27	2	—	91
Commercial loan servicing fees (a)	4	—	—	—	4
Capital markets income (b)	12	—	—	—	12
Brokerage fees	—	—	24	—	24
Other noninterest income (b)	6	12	2	—	20
Total revenue from contracts with customers	193	59	138	—	390
Other sources of noninterest income	100	2	5	30	137
Total noninterest income	$293	$61	$143	$30	$527
(a)Included in commercial lending fees on the Consolidated Statements of Comprehensive Income.
(b)Excludes derivative, warrant and other miscellaneous income.
Revenue from contracts with customers did not generate significant contract assets and liabilities for the periods presented.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS
This report includes forward-looking statements within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements can be identified by words such as "achieve," "anticipate," "assume," "believe," "could," "deliver," "drive," "enhance," "estimate," "expect," "focus," "future," "goal," "grow," "guidance," "intend," "may," "might," "plan," "position," "opportunity," "outlook," "strategy," "target," "trajectory," "trend," "will," "would," and similar expressions or the negative of such terms or other comparable terminology. Forward-looking statements include, but are not limited to, statements regarding the Corporation's business strategy, goals and objectives, projected financial and operating results, including outlook for future growth, targeted initiatives and strategic investments across the various business segments, estimates of credit trends and global stability, the impact of recently enacted legislation and future common share dividends, common share repurchases and other uses of capital. These statements are not historical facts, but instead represent the Corporation's beliefs regarding future events, many of which, by their nature, are inherently uncertain and outside of the Corporation's control. The Corporation's actual results and financial condition may differ materially from those indicated in these forward-looking statements. Important factors that could cause the Corporation's actual results and financial condition to differ materially from those indicated in such forward-looking statements include: credit risks (changes in customer behavior; unfavorable developments concerning credit quality; and declines or other changes in the businesses or industries of the Corporation's customers); market risks (changes in monetary and fiscal policies; fluctuations in interest rates and their impact on deposit pricing); liquidity risks (the Corporation's ability to maintain adequate sources of funding and liquidity; reductions in the Corporation's credit rating; and the interdependence of financial service companies and their soundness); technology risks (cybersecurity risks and heightened legislative and regulatory focus on cybersecurity and data privacy); operational risks (operational, systems or infrastructure failures; reliance on other companies to provide certain key components of business infrastructure; the impact of legal and regulatory proceedings or determinations; losses due to fraud; and controls and procedures failures); compliance risks (changes in regulation or oversight, or changes in the Corporation’s status with respect to existing regulations or oversight; the effects of stringent capital requirements; and the impacts of future legislative, administrative or judicial changes to tax regulations); strategic risks (damage to the Corporation's reputation; the Corporation's ability to utilize technology to efficiently and effectively develop, market and deliver new products and services; competitive product and pricing pressures among financial institutions within the Corporation's markets; the implementation of the Corporation's strategies and business initiatives; management's ability to maintain and expand customer relationships; management's ability to retain key officers and employees; and any future strategic acquisitions or divestitures); other general risks (changes in general economic, political or industry conditions, including as a result of changes in trade policies; negative effects from inflation; the effectiveness of methods of reducing risk exposures; the effects of catastrophic events; physical or transition risks related to climate change; changes in accounting standards; the critical nature of the Corporation's accounting policies, processes and management estimates; the volatility of the Corporation's stock price; and that an investment in the Corporation's equity securities is not insured or guaranteed by the Federal Deposit Insurance Corporation (FDIC)); and the other factors set forth in “Item 1A. Risk Factors” beginning on page 16 of the Corporation's Annual Report on Form 10-K for the year ended December 31, 2024. Any forward-looking statement contained in this report is based solely on information currently available to the Corporation and speaks only as of the date on which it is made. The Corporation undertakes no obligation to publicly update any forward-looking statement, whether written or oral, that may be made from time to time, whether as a result of new information, future developments or otherwise, except to the extent required by law.

RESULTS OF OPERATIONS
In accordance with Item 303(c) of Regulation S-K, the Corporation is providing a comparison of the quarter ended June 30, 2025 against the preceding sequential quarter. The Corporation believes providing a sequential discussion of its results of operations provides more relevant information for investors and stakeholders to understand and analyze the business. Balance sheet items are discussed in terms of average balances unless otherwise noted.
Three Months Ended June 30, 2025 Compared to Three Months Ended March 31, 2025

	Three Months Ended
(dollar amounts in millions, except per share data)	June 30, 2025	March 31, 2025
Net interest income	$575	$575
Provision for credit losses	44	20
Noninterest income	274	254
Noninterest expenses	561	584
Income before income taxes	244	225
Provision for income taxes	45	53
Net income	$199	$172
Diluted earnings per common share	$1.42	$1.25
Net income for the three months ended June 30, 2025 was $199 million, an increase of $27 million compared to $172 million for the three months ended March 31, 2025, driven by a decrease in noninterest expenses and an increase in noninterest income, partially offset by an increase in provision for credit losses. Net income per diluted common share for the three months ended June 30, 2025, which included the impact of costs related to the preferred stock redemption, was $1.42 compared to net income per diluted common share of $1.25 for the three months ended March 31, 2025, an increase of $0.17 per diluted common share. For further discussion of the preferred stock redemption, refer to Note 9 to the consolidated financial statements.

Analysis of Net Interest Income

	Three Months Ended
	June 30, 2025			March 31, 2025
(dollar amounts in millions)	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Commercial loans (a)	$26,441	$372	5.65%	$26,112	$368	5.72%
Real estate construction loans	3,499	66	7.51	3,479	64	7.47
Commercial mortgage loans	14,722	243	6.63	14,731	240	6.60
Lease financing	737	11	5.82	727	10	5.69
International loans	1,066	18	6.59	1,004	16	6.67
Residential mortgage loans	1,948	20	4.11	1,920	20	4.09
Consumer loans	2,252	41	7.40	2,241	41	7.37
Total loans (b)	50,665	771	6.10	50,214	759	6.13
Mortgage-backed securities (c)	13,525	94	2.32	13,702	95	2.33
U.S. Treasury securities (d)	1,289	13	4.18	1,281	14	4.21
Total investment securities	14,814	107	2.46	14,983	109	2.46
Interest-bearing deposits with banks (e)	4,540	50	4.37	4,806	53	4.36
Other short-term investments	324	3	3.34	375	3	3.37
Total earning assets	70,343	931	5.11	70,378	924	5.11
Cash and due from banks	766			733
Allowance for loan losses	(683)			(690)
Accrued income and other assets	7,117			7,137
Total assets	$77,543			$77,558
Money market and interest-bearing checking deposits (f)	$31,849	220	2.77	$31,912	213	2.70
Savings deposits	2,112	1	0.16	2,140	1	0.16
Customer certificates of deposit	3,074	21	2.75	3,282	24	2.93
Other time deposits	1,080	14	5.13	1,052	14	5.35
Foreign office time deposits	24	—	3.68	33	—	3.78
Total interest-bearing deposits	38,139	256	2.69	38,419	252	2.65
Federal funds purchased	377	4	4.41	184	2	4.41
Other short-term borrowings	964	11	4.45	4	—	4.61
Medium- and long-term debt	5,740	85	5.92	6,488	95	5.83
Total interest-bearing sources	45,220	356	3.15	45,095	349	3.12
Noninterest-bearing deposits	23,107			23,480
Accrued expenses and other liabilities	2,280			2,222
Shareholders’ equity	6,936			6,761
Total liabilities and shareholders’ equity	$77,543			$77,558
Net interest income/rate spread		$575	1.96		$575	1.99
Impact of net noninterest-bearing sources of funds			1.20			1.19
Net interest margin (as a percentage of average earning assets)			3.16%			3.18%
(a)Interest income on commercial loans included net expense from cash flow swaps of $83 million and $78 million for the three months ended June 30, 2025 and March 31, 2025, respectively.
(b)Nonaccrual loans are included in average balances reported and in the calculation of average rates.
(c)Average balances included $2.6 billion and $2.7 billion of unrealized losses for the three months ended June 30, 2025 and March 31, 2025, respectively; yields calculated gross of these unrealized losses.
(d)Average balances included $4 million and $1 million of unrealized gains for the three months ended June 30, 2025 and March 31, 2025, respectively; yields calculated gross of these unrealized gains.
(e)Average balances excluded $18 million and $2 million of collateral posted and netted against derivative liability positions for the three months ended June 30, 2025 and March 31, 2025, respectively; yields calculated gross of derivative netting amounts.
(f)Average balances excluded $96 million and $70 million of collateral received and netted against derivative asset positions for the three months ended June 30, 2025 and March 31, 2025, respectively; rates calculated gross of derivative netting amounts.

Rate/Volume Analysis

	Three Months Ended
	June 30, 2025/March 31, 2025
(in millions)	Increase (Decrease) Due to Rate (a)	Increase (Decrease) Due to Volume (a)	Net Increase (Decrease)
Interest income:
Loans	$4	$8	$12
Investment securities	—	(2)	(2)
Interest-bearing deposits with banks	1	(4)	(3)
Total interest income	5	2	7
Interest expense:
Interest-bearing deposits	8	(4)	4
Short-term borrowings	—	13	13
Medium- and long-term debt	(1)	(9)	(10)
Total interest expense	7	—	7
Net interest income	$(2)	$2	$—
(a)Impact of additional days, other portfolio dynamics and interest rate swaps reflected as part of rate impact; rate/volume variances are allocated to variances due to volume.
Net interest income was $575 million for both the three months ended June 30, 2025 and March 31, 2025, while net interest margin decreased 2 basis points to 3.16% for the same period, primarily due to a $1.2 billion increase in short-term borrowings to fund loan growth (mostly FHLB advances) and the net impact of lower rates (including the impact of BSBY cessation), partially offset by a $748 million decline in medium- and long-term debt and a $451 million increase in average loans. Net interest income for the three months ended June 30, 2025 was positively impacted by one additional day in the quarter, compared to the three months ended March 31, 2025.
For further discussion of the effects of market rates on net interest income, refer to the "Market and Liquidity Risk" section of this financial review.
Provision for Credit Losses
The provision for credit losses, which includes the provision for loan losses and the provision for credit losses on lending-related commitments, was $44 million for the three months ended June 30, 2025, compared to $20 million for the three months ended March 31, 2025. The allowance for credit losses increased $16 million to $735 million at June 30, 2025, compared to $719 million at March 31, 2025, reflecting loan growth and continued economic uncertainty. As a percentage of total loans, the allowance for credit losses remained consistent at 1.44% at both June 30, 2025 and March 31, 2025.
Net loan charge-offs were $28 million, or 22 basis points as a percentage of average loans, for the three months ended June 30, 2025, an increase of $2 million from $26 million, or 21 basis points as a percentage of average loans, for the three months ended March 31, 2025, reflecting increases in general Middle Market and Technology and Life Sciences, partially offset by declines in Commercial Real Estate and Entertainment. The provision for credit losses on lending-related commitments was $1 million for both the three months ended June 30, 2025 and March 31, 2025.
The provision for credit losses is the amount recorded in earnings to adjust the allowance for credit losses to the level of expected losses estimated using the Corporation's current expected credit loss (CECL) model as of the end of the reporting period. As such, factors impacting the allowance for credit losses during the quarter indirectly determine the amount of provision expense recorded. The following is a summary of the changes to the major components of the allowance for credit losses during the three months ended June 30, 2025:
•Portfolio credit metrics continued to remain below historical levels as of June 30, 2025, with certain metrics improving marginally while others evidenced slight deterioration from March 31, 2025. Criticized loan balances and criticized loans as a percentage of total loans increased by 7% and 20 basis points, respectively, while nonperforming assets decreased by 11 basis points as a percentage of total loans and foreclosed property.
•Economic forecasts as of June 30, 2025 were incrementally weaker compared to March 31, 2025, reflecting the impact of tariffs and the incorporation of weaker-than-expected actuals for first quarter Gross Domestic Product (GDP). There were modestly weaker projections for GDP growth, unemployment growth and bond spreads across the reasonable and supportable period as of June 30, 2025 compared to March 31, 2025.

•The allowance for credit losses incorporates risks not captured in the underlying model, primarily forecast risk. In management's view, forecast risk at June 30, 2025 was lower than at March 31, 2025, as the impact of tariffs was incorporated into the economic forecasts captured in the underlying model. Uncertainties considered by management have broad implications for the overall economy and include the impacts of evolving tariff policies, potentially prolonged inflation and the fiscal deficit, amongst other risks.
Further analysis of the allowance for credit losses, economic forecasts, and a summary of nonperforming assets are presented under the "Credit Risk" subheading in the "Risk Management" section of this financial review.
Noninterest Income

	Three Months Ended
(in millions)	June 30, 2025	March 31, 2025
Card fees	$59	$59
Fiduciary income	57	52
Service charges on deposit accounts	47	46
Capital markets income	42	31
Commercial lending fees	17	16
Brokerage fees	14	14
Letter of credit fees	10	11
Bank-owned life insurance	9	9
Risk management hedging income	5	7
Other noninterest income (a)	14	9
Total noninterest income	$274	$254
(a)The table below provides further details on certain categories included in other noninterest income.
Noninterest income increased $20 million to $274 million for the three months ended June 30, 2025, compared to $254 million for the three months ended March 31, 2025, reflecting increases in capital markets income, deferred compensation asset returns (mostly offset in noninterest expenses) and fiduciary income. Other noninterest income is detailed in the table below.

	Three Months Ended
(in millions)	June 30, 2025	March 31, 2025
FHLB and FRB stock dividends	$3	$3
Deferred compensation asset returns (a)	5	(2)
All other noninterest income	6	8
Other noninterest income	$14	$9
(a)Compensation deferred by the Corporation's officers and directors is invested based on investment selections of the officers and directors. Income earned on these assets is reported in other noninterest income and the corresponding change in deferred compensation plan liabilities is reported in salaries and benefits expense.
Noninterest Expenses

	Three Months Ended
(in millions)	June 30, 2025	March 31, 2025
Salaries and benefits expense	$358	$368
Outside processing fee expense	67	64
Software expense	48	48
Occupancy expense	46	46
Equipment expense	13	13
FDIC insurance expense	11	14
Advertising expense	11	8
Other noninterest expenses	7	23
Total noninterest expenses	$561	$584
Noninterest expenses decreased $23 million to $561 million for the three months ended June 30, 2025, compared to $584 million for the three months ended March 31, 2025, primarily due to decreases in other noninterest expenses, salaries and benefits expense (impacted by seasonal items, mostly annual stock-based compensation) and FDIC insurance expense, partially offset by increases in outside processing expense and advertising expense. Notable items included in other noninterest expenses for the three months ended June 30, 2025 included a $13 million net benefit from settlements and dismissed litigation, $4 million in gains on the sale of real estate and a $3 million interest recovery on a state tax matter.

Provision for Income Taxes
Provision for income taxes decreased $8 million to $45 million for the three months ended June 30, 2025, compared to $53 million for the three months ended March 31, 2025. Favorable discrete tax items for the three months ended June 30, 2025 primarily consisted of a $9 million benefit that resulted from changes in the combined state income tax rate applicable to deferred tax assets relating to California legislation impacting apportionment for financial institutions.
On July 4, 2025, President Trump signed into law H.R. 1, The One Big Beautiful Bill Act. The Corporation is still evaluating the provisions of the bill but does not expect the impact to be material.
Six Months Ended June 30, 2025 Compared to Six Months Ended June 30, 2024

	Six Months Ended June 30,
(dollar amounts in millions, except per share data)	2025	2024
Net interest income	$1,150	$1,081
Provision for credit losses	64	14
Noninterest income	528	527
Noninterest expenses	1,145	1,158
Income before income taxes	469	436
Provision for income taxes	98	92
Net income	$371	$344
Diluted earnings per common share	$2.66	$2.47
Net income increased $27 million to $371 million for the six months ended June 30, 2025, compared to $344 million for the six months ended June 30, 2024, driven by an increase in net interest income and a decline in noninterest expenses, partially offset by an increase in provision for credit losses. The increase in net interest income was primarily due to the net impact of lower rates (including the impact of BSBY cessation) as well as declines in brokered deposits and FHLB advances, partially offset by decreases in deposits held with the FRB, loans and investment securities. Net income per diluted common share increased $0.19 to $2.66 for the six months ended June 30, 2025, compared to $2.47 for the six months ended June 30, 2024.

Analysis of Net Interest Income

	Six Months Ended
	June 30, 2025			June 30, 2024
(dollar amounts in millions)	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Commercial loans (a)	$26,278	$740	5.68%	$26,372	$694	5.30%
Real estate construction loans	3,489	130	7.49	4,863	203	8.40
Commercial mortgage loans	14,726	483	6.62	13,906	516	7.46
Lease financing	732	21	5.76	804	25	6.16
International loans	1,035	34	6.63	1,126	44	7.91
Residential mortgage loans	1,934	40	4.10	1,890	36	3.79
Consumer loans	2,247	82	7.39	2,260	93	8.28
Total loans (b)	50,441	1,530	6.12	51,221	1,611	6.33
Mortgage-backed securities (c)	13,613	189	2.32	14,536	200	2.29
U.S. Treasury securities (d)	1,285	27	4.19	1,503	3	0.33
Total investment securities	14,898	216	2.46	16,039	203	2.13
Interest-bearing deposits with banks (e)	4,672	103	4.37	6,184	169	5.48
Other short-term investments	349	6	3.35	374	7	4.00
Total earning assets	70,360	1,855	5.11	73,818	1,990	5.20
Cash and due from banks	749			771
Allowance for loan losses	(686)			(690)
Accrued income and other assets	7,127			7,513
Total assets	$77,550			$81,412
Money market and interest-bearing checking deposits (f)	$31,880	433	2.73	$28,890	464	3.21
Savings deposits	2,126	2	0.16	2,320	3	0.22
Customer certificates of deposit	3,177	45	2.84	3,883	72	3.71
Other time deposits	1,066	28	5.24	3,184	83	5.28
Foreign office time deposits	29	—	3.74	23	—	4.39
Total interest-bearing deposits	38,278	508	2.67	38,300	622	3.26
Federal funds purchased	281	6	4.41	13	—	5.39
Other short-term borrowings	487	11	4.45	1,611	46	5.65
Medium- and long-term debt	6,112	180	5.87	6,992	241	6.88
Total interest-bearing sources	45,158	705	3.13	46,916	909	3.88
Noninterest-bearing deposits	23,291			25,883
Accrued expenses and other liabilities	2,251			2,651
Shareholders’ equity	6,850			5,962
Total liabilities and shareholders’ equity	$77,550			$81,412
Net interest income/rate spread		$1,150	1.98		$1,081	1.32
Impact of net noninterest-bearing sources of funds			1.19			1.51
Net interest margin (as a percentage of average earning assets)			3.17%			2.83%
(a)Interest income on commercial loans included net expense from cash flow swaps of $161 million and $344 million for the six months ended June 30, 2025 and 2024, respectively.
(b)Nonaccrual loans are included in average balances reported and in the calculation of average rates.
(c)Average balances included $2.7 billion and $3.0 billion of unrealized losses for the six months ended June 30, 2025 and 2024, respectively; yields calculated gross of these unrealized losses.
(d)Average balances included $3 million of unrealized gains and $64 million of unrealized losses for the six months ended June 30, 2025 and 2024, respectively; yields calculated gross of these unrealized gains and losses.
(e)Average balances excluded $10 million and $3 million of collateral posted and netted against derivative liability positions for the six months ended June 30, 2025 and 2024, respectively; yields calculated gross of derivative netting amounts.
(f)Average balances excluded $83 million and $125 million of collateral received and netted against derivative asset positions for the six months ended June 30, 2025 and 2024, respectively; rates calculated gross of derivative netting amounts.

Rate/Volume Analysis

	Six Months Ended
	June 30, 2025/June 30, 2024
(in millions)	(Decrease) Increase Due to Rate (a)	Decrease (Increase) Due to Volume (a)	Net (Decrease) Increase
Interest income:
Loans	$(52)	$(29)	$(81)
Investment securities	31	(18)	13
Interest-bearing deposits with banks	(33)	(33)	(66)
Other short-term investments	(1)	—	(1)
Total interest income	(55)	(80)	(135)
Interest expense:
Interest-bearing deposits	(76)	(38)	(114)
Short-term borrowings	(10)	(19)	(29)
Medium- and long-term debt	(37)	(24)	(61)
Total interest expense	(123)	(81)	(204)
Net interest income	$68	$1	$69
(a)Impact of additional days, other portfolio dynamics and interest rate swaps reflected as part of rate impact; rate/volume variances are allocated to variances due to volume.
Net interest income for the six months ended June 30, 2025 increased $69 million compared to the six months ended June 30, 2024, and net interest margin increased 34 basis points for the same period, due to lower rates (including the impact of BSBY cessation), a $2.1 billion decline in higher-cost brokered deposits and a $1.7 billion decrease in FHLB advances, partially offset by decreases of $1.5 billion in deposits held with the FRB, $780 million in loans and $1.1 billion in investment securities. For further discussion of the effects of market rates on net interest income, refer to the "Market and Liquidity Risk" section of this financial review.
Provision for Credit Losses
The provision for credit losses increased $50 million to $64 million for the six months ended June 30, 2025, compared to $14 million for the six months ended June 30, 2024, reflecting the impact of changes in the Corporation's portfolio composition and a rise in economic uncertainty. Net loan charge-offs were $54 million for the six months ended June 30, 2025, an increase of $29 million compared to $25 million for the six months ended June 30, 2024, reflecting increases in Commercial Real Estate and general Middle Market net charge-offs, as well as a reduction in Energy net recoveries. An analysis of the allowance for credit losses and nonperforming assets is presented under the "Credit Risk" subheading in the "Risk Management" section of this financial review.
Noninterest Income

	Six Months Ended June 30,
(in millions)	2025	2024
Card fees	$118	$130
Fiduciary income	109	109
Service charges on deposit accounts	93	91
Capital markets income	73	67
Commercial lending fees	33	33
Brokerage fees	28	24
Letter of credit fees	21	20
Bank-owned life insurance	18	21
Risk management hedging income (loss)	12	(8)
Other noninterest income (a)	23	40
Total noninterest income	$528	$527
(a)The table below provides further details on certain categories included in other noninterest income.

Noninterest income remained relatively stable at $528 million for the six months ended June 30, 2025, compared to $527 million for the six months ended June 30, 2024, as an increase in risk management hedging income, which included $39 million of losses related to BSBY cessation in the 2024 period, and higher capital markets income were mostly offset by decreases in other noninterest income and card fees. Other noninterest income for the 2025 period included a $4 million loss on a derivative related to Visa's Class B shares (Visa derivative), while other noninterest income for the 2024 period included a $6 million gain on the Visa derivative as well as a $5 million negotiated vendor payment.
The following table presents certain categories included in other noninterest income on the Consolidated Statements of Comprehensive Income.

	Six Months Ended June 30,
(in millions)	2025	2024
FHLB and FRB stock dividends	$6	$9
Deferred compensation asset returns (a)	3	7
All other noninterest income	14	24
Other noninterest income	$23	$40

(a)Compensation deferred by the Corporation's officers and directors is invested based on investment selections of the officers and directors. Income earned on these assets is reported in other noninterest income and the corresponding change in deferred compensation plan liabilities is reported in salaries and benefits expense.
Noninterest Expenses

	Six Months Ended June 30,
(in millions)	2025	2024
Salaries and benefits expense	$726	$671
Outside processing fee expense	131	136
Software expense	96	89
Occupancy expense	92	88
Equipment expense	26	25
FDIC insurance expense	25	55
Advertising expense	19	20
Other noninterest expenses	30	74
Total noninterest expenses	$1,145	$1,158
Noninterest expenses decreased $13 million to $1.1 billion for the six months ended June 30, 2025, compared to $1.2 billion for the six months ended June 30, 2024, due to decreases in FDIC insurance expense (special assessment and changes in balance sheet composition), consulting fees and operational losses, as well as an increase in gains on the sale of real estate and other assets, partially offset by increases in salaries and benefits expense and software expense. The increase in salaries and benefits expense reflected the impact of annual merit-based salary increases and staff additions, as well as higher severance costs and temporary labor.

STRATEGIC LINES OF BUSINESS
The Corporation has strategically aligned its operations into three major business segments: the Commercial Bank, the Retail Bank and Wealth Management. These business segments are differentiated based on the type of customer and the related products and services provided. In addition to the three major business segments, the Finance and Other categories include items not directly associated with the business segments. The performance of the business segments is not comparable with the Corporation's consolidated results and is not necessarily comparable with similar information for any other financial institution. Additionally, because of the interrelationships of the various segments, the information presented is not indicative of how the segments would perform if they operated as independent entities. Note 15 to the consolidated financial statements describes the business activities of each business segment and presents financial results of the business segments for the three- and six-month periods ended June 30, 2025 and 2024.
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
Business Segments
The following sections present a summary of the performance of each of the Corporation's business segments for the six months ended June 30, 2025 compared to the same period in the prior year.
Commercial Bank

	Six Months Ended June 30,			Percent Change
(dollar amounts in millions)	2025	2024	Change
Earnings summary:
Net interest income	$925	$942	$(17)	(2)%
Provision for credit losses	79	16	63	n/m
Noninterest income	284	293	(9)	(3)
Noninterest expenses	519	525	(6)	(1)
Provision for income taxes	130	142	(12)	(8)
Net income	$481	$552	$(71)	(13)%
Net charge-offs	$51	$22	$29	n/m

Selected average balances:
Loans	$43,000	$43,810	$(810)	(2)%
Deposits	32,510	31,694	816	2
n/m - not meaningful
Average loans for the six months ended June 30, 2025 decreased $810 million from the six months ended June 30, 2024, which included decreases in National Dealer Services, Corporate Banking and Commercial Real Estate, partially offset by an increase in Environmental Services. Average deposits increased $816 million for the same period, which included increases in general Middle Market, Commercial Real Estate and Equity Fund Services, partially offset by a decrease in Technology and Life Sciences.
The Commercial Bank's net income was $481 million for the six months ended June 30, 2025, a decrease of $71 million from the six months ended June 30, 2024. Net interest income decreased $17 million due to lower income on loans, partially offset by lower allocated net FTP charges. The provision for credit losses increased $63 million, reflecting increases in Commercial Real Estate and general Middle Market, partially offset by a decrease in Corporate Banking. Net charge-offs increased $29 million to $51 million, driven by Commercial Real Estate, Energy and general Middle Market. Noninterest income decreased $9 million, primarily due to lower card fees and a $5 million negotiated vendor payment received in the 2024 period, partially offset by an increase in capital markets income. Noninterest expenses decreased $6 million, primarily reflecting a reduction in FDIC insurance expense (related to special assessment) as well as a net benefit from settlements and dismissed litigation, partially offset by higher allocated corporate expenses.

Retail Bank

	Six Months Ended June 30,			Percent Change
(dollar amounts in millions)	2025	2024	Change
Earnings summary:
Net interest income	$499	$404	$95	24%
Provision for credit losses	(7)	—	(7)	n/m
Noninterest income	52	61	(9)	(18)
Noninterest expenses	347	358	(11)	(3)
Provision for income taxes	50	22	28	n/m
Net income	$161	$85	$76	91%
Net charge-offs	$3	$2	$1	47

Selected average balances:
Loans	$2,394	$2,309	$85	4%
Deposits	23,539	24,487	(948)	(4)
n/m - not meaningful
Average loans for the six months ended June 30, 2025 increased $85 million from the six months ended June 30, 2024, while average deposits decreased $948 million for the same period. The Retail Bank's net income was $161 million for the six months ended June 30, 2025, an increase of $76 million from the six months ended June 30, 2024. Net interest income increased $95 million, primarily due to lower interest expense and higher FTP crediting rates on deposits. Noninterest income decreased $9 million, as other noninterest income for the 2025 period included a $4 million loss on the Visa derivative, while other noninterest income for the 2024 period included a $6 million gain on the Visa derivative. Noninterest expenses decreased $11 million, primarily driven by lower FDIC insurance expense (related to special assessment).
Wealth Management

	Six Months Ended June 30,			Percent Change
(dollar amounts in millions)	2025	2024	Change
Earnings summary:
Net interest income	$95	$94	$1	1%
Provision for credit losses	(7)	(1)	(6)	n/m
Noninterest income	147	143	4	3
Noninterest expenses	182	185	(3)	(1)
Provision for income taxes	16	11	5	36
Net income	$51	$42	$9	24%
Net charge-offs	$—	$1	$(1)	n/m

Selected average balances:
Loans	$5,044	$5,089	$(45)	(1)%
Deposits	3,598	3,925	(327)	(8)
n/m - not meaningful
Average loans for the six months ended June 30, 2025 decreased $45 million from the six months ended June 30, 2024, while average deposits decreased $327 million for the same period. Wealth Management's net income was $51 million for the six months ended June 30, 2025, an increase of $9 million from the six months ended June 30, 2024. Net interest income was relatively stable, while noninterest income increased $4 million, primarily due to higher investment fees. Noninterest expenses decreased $3 million, primarily driven by lower operational losses and consultant fees, partially offset by higher litigation-related expenses.

Finance & Other

	Six Months Ended June 30,			Percent Change
(dollar amounts in millions)	2025	2024	Change
Earnings summary:
Net interest expense	$(369)	$(359)	$(10)	3%
Provision for credit losses	(1)	(1)	—	55
Noninterest income	45	30	15	57
Noninterest expenses	97	90	7	7
Benefit for income taxes	(98)	(83)	(15)	17
Net loss	$(322)	$(335)	$13	(4)%

Selected average balances:
Loans	$3	$13	$(10)	(86)%
Deposits	1,922	4,077	(2,155)	(52)
Average deposits for the six months ended June 30, 2025, which primarily consisted of centrally-managed brokered time deposits fully insured by the FDIC, decreased $2.2 billion from the six months ended June 30, 2024. Net loss for the Finance and Other category was $322 million for the six months ended June 30, 2025, a decrease of $13 million from the six months ended June 30, 2024. Net interest expense increased $10 million, reflecting the impact of interest rate swaps (which are centrally managed) as well as increased balances from higher-cost funding sources. Noninterest income increased $15 million, primarily due to higher risk management hedging income (impact of BSBY cessation in the 2024 period), partially offset by a decrease in investment fees. Noninterest expenses increased $7 million, reflecting an increase in salaries and benefits expense, partially offset by lower consultant fees and higher corporate expenses allocated to other business lines.
The following table lists the Corporation's banking centers by geographic market.

	June 30,
	2025	2024
Michigan	143	159
Texas	108	114
California	85	88
Other Markets	18	20
Total	354	381
FINANCIAL CONDITION
Second Quarter 2025 Compared to Fourth Quarter 2024
Period-End Balances
Total assets decreased $1.3 billion to $78.0 billion at June 30, 2025, compared to $79.3 billion at December 31, 2024, reflecting a $1.9 billion decrease in interest-bearing deposits with banks (primarily with the FRB), partially offset by an increase of $640 million in total loans. The growth in total loans included increases of $293 million in Environmental Services and $210 million in Corporate Banking, partially offset by a decrease of $284 million in Equity Fund Services.
Total liabilities decreased $1.6 billion to $71.1 billion at June 30, 2025, compared to $72.8 billion at December 31, 2024, reflecting decreases of $2.1 billion in interest-bearing deposits, $1.7 billion in noninterest-bearing deposits and $911 million in medium- and long-term debt, partially offset by an increase of $2.9 billion in short-term borrowings (FHLB advances and Fed Funds). For additional information regarding deposits, refer to "Deposit Concentrations and Uninsured Deposits" under the "Market Risk" subheading in the "Risk Management" section of this financial review. Total shareholders' equity increased $317 million, primarily reflecting a decrease in accumulated unrealized losses on investment securities available-for-sale and cash flow hedges as well as net income, partially offset by the redemption of preferred stock.

Average Balances
Total assets decreased $1.7 billion to $77.5 billion for the three months ended June 30, 2025, compared to the three months ended December 31, 2024, which included decreases of $1.2 billion in interest-bearing deposits with banks and $580 million in investment securities. The following table provides information about the change in the Corporation's average loan portfolio by loan type.

	Three Months Ended			Percent Change
(dollar amounts in millions)	June 30, 2025	December 31, 2024	Change
Commercial loans	$26,441	$26,198	$243	1%
Real estate construction loans	3,499	3,765	(266)	(7)
Commercial mortgage loans	14,722	14,728	(6)	—
Lease financing	737	752	(15)	(2)
International loans	1,066	988	78	8
Residential mortgage loans	1,948	1,921	27	1
Consumer loans	2,252	2,265	(13)	(1)
Total loans	$50,665	$50,617	$48	—%
By line of business, the $48 million increase in loans included an increase of $206 million in Environmental Services, as well as smaller increases in other business lines, mostly offset by decreases of $359 million in National Dealer Services and $230 million in Commercial Real Estate.
Total liabilities decreased $1.9 billion to $70.6 billion for the three months ended June 30, 2025, compared to the three months ended December 31, 2024, primarily reflecting decreases of $1.1 billion in noninterest-bearing deposits, $986 million in interest-bearing deposits and $958 million in medium- and long-term debt, partially offset by an increase of $1.3 billion in short-term borrowings. The following table provides information about the change in the Corporation's average deposits and borrowed funds by type.

	Three Months Ended			Percent Change
(dollar amounts in millions)	June 30, 2025	December 31, 2024	Change
Noninterest-bearing deposits	$23,107	$24,222	$(1,115)	(5)%
Money market and interest-bearing checking deposits	31,849	32,045	(196)	(1)
Savings deposits	2,112	2,142	(30)	(1)
Customer certificates of deposit	3,074	3,542	(468)	(13)
Other time deposits	1,080	1,371	(291)	(21)
Foreign office time deposits	24	25	(1)	(3)
Total deposits	$61,246	$63,347	$(2,101)	(3)%
Short-term borrowings	1,341	42	1,299	n/m
Medium- and long-term debt	5,740	6,698	(958)	(14)
Total borrowed funds	$7,081	$6,740	$341	5%
n/m - not meaningful
Other time deposits, which consisted of brokered deposits, decreased $291 million from the three months ended December 31, 2024, while decreases of $521 million in Retail Banking, $388 million in general Middle Market, $342 million in Technology and Life Sciences, $306 million in Wealth Management and $279 million in Corporate Banking were partially offset by smaller increases in other business lines.
Short-term borrowings for the three months ended June 30, 2025 increased $1.3 billion compared to the three months ended December 31, 2024, reflecting increases in FHLB advances and Fed Funds while medium- and long-term debt decreased $958 million to $5.7 billion, driven by the repayment of long-term FHLB advances in March 2025.

Capital
The following table presents a summary of changes in total shareholders' equity for the six months ended June 30, 2025.

(in millions)
Balance at January 1, 2025		$6,543
Net income		371
Cash dividends declared on common stock		(186)
Cash dividends declared on preferred stock		(11)
Purchase of common stock		(151)
Redemption of preferred stock		(400)
Other comprehensive income, net of tax:
Investment securities	$330
Cash flow hedges	329
Defined benefit and other postretirement plans	3
Total other comprehensive income, net of tax		662
Net issuance of common stock under employee stock plans		(3)
Share-based compensation		35
Balance at June 30, 2025		$6,860
On June 10, 2025, the Corporation delivered a notice of redemption notifying the holders of Series A Preferred Stock and corresponding depositary shares that the Corporation would be redeeming all 4,000 outstanding shares of Series A Preferred Stock and the corresponding depositary shares at a redemption price of $1,000 per depositary share (equivalent to $100,000 per share of Series A Preferred Stock), effective July 1, 2025. Accordingly, $400 million was reclassified from shareholders' equity to other liabilities in the Consolidated Balance Sheets as of the date of the notice of redemption. Refer to Note 9 to the consolidated financial statements for further discussion of the preferred stock redemption.
The following table summarizes the Corporation's repurchase activity during the six months ended June 30, 2025.

(shares in thousands)	Total Number of Shares Purchased as Part of Publicly Announced Repurchase Plans or Programs	Remaining Share Repurchase Authorization (a)	Total Number of Shares Purchased (b)	Average Price Paid Per Share
Total first quarter 2025	747	12,751	755	$65.82
April 1 - 30, 2025	—	12,751	2	58.49
May 1 - 31, 2025	1,761	10,990	1,761	56.77
June 1 - 30, 2025	—	10,990	—	—
Total second quarter 2025	1,761	10,990	1,763	56.77
Total 2025 through June 30, 2025	2,508	10,990	2,518	59.49
(a)Maximum number of shares of common stock that may be repurchased under the publicly announced plans or programs.
(b)Consists of approximately 10,000 shares of common stock purchased related to deferred compensation plans during the six months ended June 30, 2025 and is not considered part of the Corporation's repurchase program.
In July 2025, the Corporation announced that it intended to repurchase $100 million of common stock during the third quarter of 2025, and on July 22, the Corporation entered into an Accelerated Share Repurchase transaction (ASR) to repurchase $100 million of common stock. Under the terms of the ASR, the Corporation received an initial delivery of common shares representing approximately 80% of the expected total to be repurchased. Subject to certain adjustments pursuant to the ASR, the final number of shares repurchased and delivered under the ASR will be based on the volume weighted average share price of Comerica’s common stock during the term of the transaction, which is expected to be completed in the third quarter of 2025.
Since the inception of the share repurchase program on November 16, 2010, a total of 107.2 million shares of common stock have been authorized for repurchase. There is no expiration date for the share repurchase program, which may be effectuated through open market repurchases, privately negotiated transactions, structured repurchase agreements with third parties and/or otherwise, including utilizing Rule 10b5-1 plans. The repurchased shares may be held as treasury stock or retired. The timing and actual amount of additional share repurchases are subject to various factors, including the Corporation's earnings generation, capital needs to fund future loan growth and market conditions.
The Corporation has a long-term Common Equity Tier 1 (CET1) capital ratio target of approximately 10% with capital deployment. At June 30, 2025, the Corporation's estimated CET1 capital ratio was 11.94%, up from 11.89% at December 31, 2024.

The following table presents the minimum ratios required under the Basel III regulatory framework to which the Corporation is subject.

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
The Corporation's capital ratios exceeded minimum regulatory requirements as follows:

	June 30, 2025		December 31, 2024
(dollar amounts in millions)	Capital/Assets	Ratio	Capital/Assets	Ratio
Common equity tier 1 (a), (b)	$8,718	11.94%	$8,667	11.89%
Tier 1 risk-based (a), (b)	8,718	11.94	9,061	12.43
Total risk-based (a)	10,030	13.74	10,363	14.21
Leverage (a)	8,718	10.90	9,061	11.08
Common shareholders' equity	6,860	8.80	6,149	7.75
Tangible common equity (b)	6,220	8.04	5,508	7.00
Risk-weighted assets (a)	72,988		72,903
(a)June 30, 2025 capital, risk-weighted assets and ratios are estimated.
(b)See Supplemental Financial Data section for reconciliations of non-GAAP financial measures and regulatory ratios.
Common shareholders’ equity at June 30, 2025 included $2.5 billion in accumulated other comprehensive losses, with approximately $2.1 billion of those losses relating to balances recorded in total assets, comprised of valuation adjustments to available-for-sale securities and pension assets, as well as related deferred tax assets. These amounts impacted the common shareholders’ equity ratio at June 30, 2025 by 288 basis points; the impact on the tangible common equity ratio using the same calculation method was 293 basis points. Average common shareholders' equity and return on average common shareholders' equity for the three months ended June 30, 2025 was $6.6 billion and 11.35%, respectively, compared to $6.3 billion and 10.27%, respectively, for the three months ended December 31, 2024.
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
As of June 30, 2025, the Corporation had total assets of $78.0 billion; therefore, the Capital Proposal would not apply to the Corporation as currently proposed. There remains significant uncertainty regarding the finalization and implementation of the Capital Proposal, and the Corporation will continue to monitor developments related thereto. If the Corporation becomes subject to the requirements of the Capital Proposal in the future or becomes subject to any other new laws or regulations related to capital and liquidity, such requirements could limit the Corporation’s ability to pay dividends or make share repurchases or require the Corporation to reduce business levels or to raise capital, which would have a material adverse effect on the Corporation’s financial condition and results of operations. If subject to the Capital Proposal, the estimated impact related to proposed inclusion of most components of AOCI would be an approximate 300 basis point decrease to CET1 as of June 30, 2025.

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

	June 30, 2025	December 31, 2024
Allowance for credit losses as a percentage of total loans	1.44%	1.44%
Allowance for credit losses as a multiple of total nonperforming loans	3.0x	2.4x
Stable credit metrics offset by elevated levels of uncertainty incorporated into the estimate resulted in an unchanged allowance for credit losses to total loans ratio as of June 30, 2025 compared to December 31, 2024. Loan growth, in conjunction with the factors above, contributed to a $10 million increase in the allowance for credit losses to $735 million at June 30, 2025 from $725 million at December 31, 2024.
CECL Forecast and Economic Variables at June 30, 2025
The economic forecasts informing the CECL model reflected a moderately weaker outlook after including the impact of new tariff policies and continued to reflect an elevated degree of uncertainty amid ongoing rapid changes in domestic and foreign economic policies. The impact of potential additional tariff increases and changes to federal government operations were still unclear, creating challenges to economic forecasting. The FRB was assumed to gradually lower interest rates over the projection period as they remained vigilant toward inflation. Consumer spending growth continued to moderate amid slower, albeit continued, growth of the real economy. Inflation was anticipated to gradually moderate as a modest margin of slack capacity is expected to open in the labor market. Energy prices were projected to hold at lower levels than seen at the close of the first quarter, with supply outpacing demand and U.S. crude production holding near a record high. Residential real estate property prices were expected to rise at more moderate rates, while commercial real estate prices continued to face headwinds, both of which reflected the long and variable lags through which the FRB's tighter monetary policy prior to the beginning of rate cuts in the third quarter of 2024 affected the real economy.
Downside risks to growth from trade conflicts, cost-of-living pressures on household finances and less expansionary fiscal policy were projected to collectively contribute to slower growth for the remainder of 2025 and into 2026. Reduced demand for office space and subdued economic activity in the central business districts of major metro areas are also expected to persist as drags on the broader economy. These headwinds are expected to be partially offset by the expansionary effects of fiscal policies which, at June 30, 2025, looked likely to be enacted in future periods.
These factors shaped the 2-year reasonable and supportable forecasts used by the Corporation in its CECL estimate at June 30, 2025. The U.S. economy was projected to grow at a below-trend rate through the rest of 2025 before gradually normalizing to its trend growth rate in 2026. The unemployment rate was expected to hold below 5%, while interest rate forecasts reflected market expectations and guidance from the FRB available during the second quarter of 2025. The following table summarizes select variables representative of the economic forecasts used to develop the CECL estimate at June 30, 2025.

Economic Variable	Base Forecast
Real GDP growth	Growth slows to less than 1.0% in third quarter 2025 before recovering to over 2.0% annualized in the second half of 2026.
Unemployment rate	Remains between 4.3% and 4.6% throughout the forecast period.
Spread of Corporate BBB bond to 10-year Treasury bond	Spread widens to 2.2% by second quarter 2026 before gradually narrowing to 2.0% over the remainder of the forecast period.
Oil Prices	Prices generally hover between $63 and $65 per barrel over the forecast period.
Due to the high level of uncertainty regarding assumptions used as inputs to the forecast, the Corporation evaluated a range of economic scenarios, including more benign and more severe economic forecasts. In a more severe scenario, real GDP was projected to contract through first quarter 2026, subsequently recovering to growth of 1.7% by the end of the forecast period. In this scenario, oil prices fell to $44 per barrel by third quarter 2026, followed by an increase to $54 per barrel by second quarter 2027, while the unemployment rate remained elevated through the forecast period. Selecting the more severe forecast would result in an increase in the quantitative calculation of the allowance for credit losses of approximately $313 million as of June 30, 2025. However, factoring in model overlays and qualitative adjustments could result in a materially different estimate under a more severe scenario. The Corporation monitors evolving economic conditions for impacts to its allowance for credit losses.
Allowance for Loan Losses
The allowance for loan losses represents management’s estimates of current expected credit losses in the Corporation’s loan portfolio. The allowance for loan losses, which totaled $698 million at June 30, 2025, increased $8 million from $690 million at December 31, 2024.
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
Allowance for Credit Losses on Lending-Related Commitments
The allowance for credit losses on lending-related commitments estimates current expected credit losses on collective pools of letters of credit and unused commitments to extend credit based on reserve factors, determined in a manner similar to business loans, multiplied by a probability of draw estimate based on historical experience and credit risk, applied to commitment amounts. The allowance for credit losses on lending-related commitments totaled $37 million and $35 million at June 30, 2025 and December 31, 2024, respectively.
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

(dollar amounts in millions)	June 30, 2025	December 31, 2024
Total nonperforming loans	$248	$308
Foreclosed property	1	—
Total nonperforming assets	249	308
Nonperforming loans as a percentage of total loans	0.48%	0.61%
Nonperforming assets as a percentage of total loans and foreclosed property	0.49	0.61
Loans past due 90 days or more and still accruing	$42	$44
Nonperforming assets decreased $59 million to $249 million at June 30, 2025 from $308 million at December 31, 2024, which included decreases of $66 million in nonaccrual business loans and $6 million in nonaccrual retail loans. Nonperforming loans were 0.48% of total loans at June 30, 2025, compared to 0.61% at December 31, 2024. For further information regarding the composition of nonperforming loans, refer to Note 4 to the consolidated financial statements.
The following table presents a summary of changes in nonaccrual loans.

	Three Months Ended
(in millions)	June 30, 2025	March 31, 2025	December 31, 2024
Balance at beginning of period	$301	$308	$250
Loans transferred to nonaccrual (a)	19	43	97
Nonaccrual loan gross charge-offs	(31)	(32)	(23)
Loans transferred to accrual status (a)	—	—	(5)
Nonaccrual loans sold	—	(1)	(1)
Payments/other (b)	(41)	(17)	(10)
Balance at end of period	$248	$301	$308
(a)Based on an analysis of nonaccrual loans with book balances greater than $2 million.
(b)Includes net changes related to nonaccrual loans with balances less than or equal to $2 million, payments on nonaccrual loans with book balances greater than $2 million and transfers of nonaccrual loans to foreclosed property.

There were eight borrowers with a balance greater than $2 million, totaling $19 million, transferred to nonaccrual status in second quarter 2025, compared to five borrowers totaling $43 million in first quarter 2025 and 11 borrowers totaling $97 million in fourth quarter 2024. For further information about the composition of loans transferred to nonaccrual during second quarter 2025, refer to the nonaccrual information by industry category table below.
The following table presents the composition of nonaccrual loans by balance and the related number of borrowers at June 30, 2025 and December 31, 2024.

	June 30, 2025		December 31, 2024
(dollar amounts in millions)	Number of Borrowers	Balance	Number of Borrowers	Balance
Under $2 million	485	$76	490	$68
$2 million - $5 million	20	64	18	64
$5 million - $10 million	5	39	5	33
$10 million - $25 million	4	69	6	112
Greater than $25 million	—	—	1	31
Total	514	$248	520	$308
The following table presents a summary of nonaccrual loans at June 30, 2025 as well as loans transferred to nonaccrual and net loan charge-offs (recoveries) for the three months ended June 30, 2025, based on North American Industry Classification System categories.

(dollar amounts in millions)	June 30, 2025		Three Months Ended June 30, 2025
	Nonaccrual Loans		Loans Transferred to Nonaccrual (a)		Net Loan Charge-Offs (Recoveries)
Industry Category
Health Care & Social Assistance	$44	18%	$—	—%	$2
Residential Mortgage	42	17	5	26	—
Real Estate & Home Builders	30	12	2	11	1
Information & Communication	24	10	2	11	2
Manufacturing	23	9	4	21	8
Retail Trade	15	6	4	21	6
Utilities	13	5	—	—	—
Services	12	5	1	5	—
Management of Companies and Enterprises	6	2	1	5	—
Arts, Entertainment & Recreation	4	2	—	—	—
Wholesale Trade	3	1	—	—	7
Other (b)	32	13	—	—	2
Total	$248	100%	$19	100%	$28
(a)Based on an analysis of nonaccrual loans with book balances greater than $2 million.
(b)Other category includes other industry categories with smaller impacts, as well as consumer, excluding residential mortgage and certain personal purpose nonaccrual loans and net charge-offs.
Loans past due 90 days or more and still accruing interest generally represent loans that are well-collateralized and in the process of collection. Loans past due 90 days or more were $42 million at June 30, 2025, compared to $44 million at December 31, 2024. Loans past due 30-89 days decreased $85 million to $134 million at June 30, 2025, compared to $219 million at December 31, 2024. Loans past due 30 days or more and still accruing interest as a percentage of total loans were 0.34% and 0.52% at June 30, 2025 and December 31, 2024, respectively. An aging analysis of loans included in Note 4 to the consolidated financial statements provides further information about the balances comprising past due loans.
The following table presents a summary of total criticized loans.

(dollar amounts in millions)	June 30, 2025	March 31, 2025	December 31, 2024
Total criticized loans	$2,745	$2,573	$2,530
As a percentage of total loans	5.4%	5.2%	5.0%
The Corporation's criticized list is consistent with the Special Mention, Substandard and Doubtful categories defined by regulatory authorities. Criticized loans on nonaccrual status are individually subjected to quarterly credit quality reviews, and the Corporation may establish specific allowances for such loans. A table of loans by credit quality indicator included in Note 4 to the consolidated financial statements provides further information about the balances comprising total criticized loans. Criticized loans increased $215 million during the six months ended June 30, 2025.

Concentrations of Credit Risk
Concentrations of credit risk may exist when a number of borrowers are engaged in similar activities, or activities in the same geographic region, and have similar economic characteristics that would cause them to be similarly impacted by changes in economic or other conditions. The Corporation has concentrations of credit risk within the commercial real estate and automotive industries. All other industry concentrations, as defined by management, individually represented less than 10% of total loans at June 30, 2025.
Commercial Real Estate Lending
At June 30, 2025, the Corporation's commercial real estate portfolio represented 36% of total loans. The following table summarizes the Corporation's commercial real estate loan portfolio by loan category.

	June 30, 2025			December 31, 2024
(in millions)	Commercial Real Estate business line (a)	Other (b)	Total	Commercial Real Estate business line (a)	Other (b)	Total
Real estate construction loans	$3,214	$344	$3,558	$3,358	$322	$3,680
Commercial mortgage loans	6,277	8,448	14,725	6,044	8,449	14,493
Total commercial real estate	$9,491	$8,792	$18,283	$9,402	$8,771	$18,173
(a)Primarily loans to real estate developers.
(b)Primarily loans secured by owner-occupied real estate.
The Corporation limits risk inherent in its commercial real estate lending activities by monitoring borrowers directly involved in the commercial real estate markets and adhering to conservative policies on loan-to-value ratios for such loans, which are based on third-party appraisals that are performed at the time of origination in accordance with regulatory requirements as well as generally at the time of renewal. Per Interagency guidelines, the Corporation may also require an updated appraisal or valuation when economic, financial or market conditions may have resulted in deterioration of the prior appraisal's property value conclusions. Commercial real estate loans, consisting of real estate construction and commercial mortgage loans, totaled $18.3 billion at June 30, 2025. Commercial real estate loans made to borrowers in the Commercial Real Estate business line, which includes loans to real estate developers, totaled $9.5 billion, or 52% of total commercial real estate loans, an increase of $89 million compared to December 31, 2024.
The Commercial Real Estate business line at June 30, 2025 was predominantly secured by multi-family and industrial properties, comprising 49% and 29% of the Corporation's portfolio, respectively, with only 4% secured by office properties. Commercial real estate loans in other business lines totaled $8.8 billion, or 48% of total commercial real estate loans, at June 30, 2025, an increase of $21 million compared to December 31, 2024. These loans consisted primarily of owner-occupied commercial mortgages, which bear credit characteristics similar to non-commercial real estate business loans. Generally, loans previously reported as real estate construction are classified as commercial mortgage loans upon receipt of a certificate of occupancy.
The real estate construction loan portfolio primarily contains loans made to long-tenured customers with satisfactory completion experience. Criticized real estate construction loans in the Commercial Real Estate business line totaled $93 million at June 30, 2025 compared to $36 million at December 31, 2024. In other business lines, there were no criticized real estate construction loans at June 30, 2025 compared to $2 million at December 31, 2024. There were no net charge-offs of real estate construction loans for the three months ended June 30, 2025, compared to $7 million at March 31, 2025. For the six months ended June 30, 2025, real estate construction loan net charge-offs were $7 million, compared to none for the six months ended June 30, 2024.
Commercial mortgage loans are loans where the primary collateral is a lien on any real property and are primarily loans secured by owner-occupied real estate. Real property is generally considered primary collateral if the value of that collateral represents more than 50% of the commitment at loan approval. Loans in the commercial mortgage portfolio generally mature within three to five years.
Criticized commercial mortgage loans in the Commercial Real Estate business line totaled $425 million and $379 million at June 30, 2025 and December 31, 2024, respectively. In other business lines, $657 million and $694 million of commercial mortgage loans were criticized at June 30, 2025 and December 31, 2024, respectively. For the three months ended June 30, 2025 and March 31, 2025, commercial mortgage net charge-offs were $2 million and $6 million, respectively, and $8 million for the six months ended June 30, 2025 compared to $5 million for the six months ended June 30, 2024.

Automotive Lending - Dealer
The following table presents a summary of automotive dealership loans.

	June 30, 2025		December 31, 2024
(in millions)	Loans Outstanding	Percent of Total Loans	Loans Outstanding	Percent of Total Loans
Dealer:
Floor plan	$2,249		$2,279
Other	3,192		3,234
Total dealer	$5,441	10.6%	$5,513	10.9%
Substantially all dealer loans are in the National Dealer Services business line and primarily include floor plan financing and other loans to automotive dealerships. Floor plan loans, included in commercial loans in the Consolidated Balance Sheets, totaled $2.2 billion at June 30, 2025, a decrease of $30 million compared to $2.3 billion at December 31, 2024. At both June 30, 2025 and December 31, 2024, other loans to automotive dealers in the National Dealer Service business line totaled $3.2 billion, including $1.8 billion of owner-occupied commercial real estate mortgage loans for both June 30, 2025 and December 31, 2024.
There were no nonaccrual dealer loans at both June 30, 2025 and December 31, 2024. Additionally, there were no net charge-offs of dealer loans during the three months ended June 30, 2025 and March 31, 2025, nor during the six months ended June 30, 2025 and 2024.
Automotive Lending - Production
The following table presents a summary of loans to borrowers involved with automotive production.

	June 30, 2025		December 31, 2024
(in millions)	Loans Outstanding	Percent of Total Loans	Loans Outstanding	Percent of Total Loans
Production:
Domestic	$516		$499
Foreign	281		265
Total production	$797	1.6%	$764	1.5%
Loans to borrowers involved with automotive production, primarily Tier 1 and Tier 2 suppliers, totaled $797 million at June 30, 2025 and $764 million at December 31, 2024. These borrowers have faced, and could face in the future, financial difficulties due to disruptions in auto production, issues with supply chains and logistics operations and impacts resulting from labor union strikes. As such, management continues to monitor this portfolio.
There were no nonaccrual loans to borrowers involved with automotive production at both June 30, 2025 and December 31, 2024. There were no automotive production loan net charge-offs during the three months ended June 30, 2025 and March 31, 2025, nor during the six months ended June 30, 2025 and 2024.
Residential Real Estate Lending
At June 30, 2025, residential real estate loans represented 7% of total loans. The following table summarizes the Corporation's residential mortgage and home equity loan portfolios by geographic market.

	June 30, 2025				December 31, 2024
(dollar amounts in millions)	Residential Mortgage Loans	% of Total	Home Equity Loans	% of Total	Residential Mortgage Loans	% of Total	Home Equity Loans	% of Total
Geographic market:
Michigan	$614	32%	$405	23%	$576	30%	$420	23%
California	878	45	929	51	889	46	931	52
Texas	277	14	366	21	273	14	365	20
Other Markets	185	9	81	5	191	10	86	5
Total	$1,954	100%	$1,781	100%	$1,929	100%	$1,802	100%

Residential real estate loans, which consist of traditional residential mortgages and home equity loans and lines of credit, totaled $3.7 billion at June 30, 2025. The residential real estate portfolio is principally located within the Corporation's primary geographic markets. Substantially all residential real estate loans past due 90 days or more are placed on nonaccrual status, and substantially all junior lien home equity loans that are current or less than 90 days past due are placed on nonaccrual status if full collection of the senior position is in doubt. At no later than 180 days past due, such loans are charged off to current appraised values less costs to sell.
Residential mortgages totaled $2.0 billion at June 30, 2025, and were primarily large, variable-rate mortgages originated and retained for certain private banking relationship customers. Of the $2.0 billion of residential mortgage loans outstanding, $42 million were on nonaccrual status at June 30, 2025, an increase of $5 million compared to December 31, 2024. The home equity portfolio totaled $1.8 billion at June 30, 2025, of which 95% was outstanding under primarily variable-rate, interest-only home equity lines of credit and 5% were in amortizing status. Of the $1.8 billion of home equity loans outstanding, $28 million were on nonaccrual status at June 30, 2025. A majority of the home equity portfolio was secured by junior liens at June 30, 2025.
Energy Lending
The Corporation has a portfolio of Energy loans that are included entirely in commercial loans in the Consolidated Balance Sheets. Customers in the Corporation's Energy business line are engaged in exploration and production (E&P) and midstream. E&P generally includes activities such as searching for potential oil and gas fields, drilling exploratory wells and operating active wells. Commitments to E&P borrowers are generally subject to semi-annual borrowing base re-determinations based on a variety of factors including updated prices (reflecting market and competitive conditions), energy reserve levels and the impact of hedging. The midstream sector is generally involved in the transportation, storage and marketing of crude and/or refined oil and gas products. Approximately 86% of loans in the Energy business line are Shared National Credits (SNC), which are facilities greater than or equal to $100 million shared by three or more federally supervised institutions, reflecting the Corporation's focus on larger middle market companies that have financing needs that generally exceed internal individual borrower credit risk limits. The Corporation seeks to develop full relationships with SNC borrowers.
The following table summarizes information about loans in the Corporation's Energy business line.

	June 30, 2025				December 31, 2024
(dollar amounts in millions)	Outstandings		Nonaccrual	Criticized (a)	Outstandings		Nonaccrual	Criticized (a)
Exploration and production (E&P)	$1,213	80%	$—	$—	$1,188	80%	$—	$—
Midstream	305	20	—	—	298	20	—	—
Total Energy business line	$1,518	100%	$—	$—	$1,486	100%	$—	$—
(a)    Includes nonaccrual loans.
Loans in the Energy business line totaled $1.5 billion, or 3% of total loans, at June 30, 2025, an increase of $32 million compared to December 31, 2024. Total exposure, including unused commitments to extend credit and letters of credit, was $3.5 billion at June 30, 2025 (a utilization rate of 41%) and $3.5 billion at December 31, 2024 (a utilization rate of 41%). There were no nonaccrual or criticized Energy loans at both June 30, 2025 and December 31, 2024. There were no Energy net charge-offs for the three-month periods ended June 30, 2025 and March 31, 2025, nor the six months ended June 30, 2025, compared to net recoveries of $9 million for the six months ended June 30, 2024.
Leveraged Loans
Certain loans in the Corporation's commercial portfolio are considered leveraged transactions. These loans are typically used for mergers, acquisitions, business recapitalizations, refinancings and equity buyouts. To help mitigate the risk associated with these loans, the Corporation focuses on middle market companies with highly capable management teams, strong sponsors and solid track records of financial performance. Industries prone to cyclical downturns and acquisitions with a high degree of integration risk are generally avoided. Other considerations include the sufficiency of collateral, the level of balance sheet leverage and the adequacy of financial covenants. During the underwriting process, cash flows are stress-tested to evaluate the borrowers' abilities to handle economic downturns and an increase in interest rates.
The FDIC defines higher-risk commercial and industrial (HR C&I) loans for assessment purposes as loans generally with leverage of four times total debt to earnings before interest, taxes and depreciation (EBITDA) as well as three times senior debt to EBITDA, excluding certain collateralized loans.

The following tables summarize information about HR C&I loans, which represented 6% of total loans at both June 30, 2025 and December 31, 2024.

(in millions)	June 30, 2025	December 31, 2024
Outstandings	$2,933	$2,836
Criticized	383	300
There were $6 million in net charge-offs of leveraged loans during the three months ended June 30, 2025, compared to $2 million in net charge-offs for the three months ended March 31, 2025. Net charge-offs of leveraged loans for the six months ended June 30, 2025 totaled $8 million, compared to $9 million for the six months ended June 30, 2024.
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
The Asset Liability Management Committee (ALCO) of the Corporation establishes and monitors compliance with the policies and risk limits pertaining to market and liquidity risk management activities. ALCO meets regularly to discuss and review market and liquidity risk management strategies and consists of executives and senior management from various areas of the Corporation, including treasury, finance, economics, lending, deposit gathering and risk management. Corporate Treasury helps mitigate market and liquidity risk under the direction of ALCO through the actions it takes to manage the Corporation's market, liquidity and capital positions.
The Corporation performs monthly liquidity stress testing to evaluate its ability to meet funding needs in hypothetical stressed environments. Such environments cover a series of scenarios, including both idiosyncratic and market-wide in nature, which vary in terms of duration and severity. The Corporation's evaluation as of June 30, 2025 projected that sufficient sources of liquidity were available under each series of events.
In addition to assessing liquidity risk on a consolidated basis, Corporate Treasury also monitors the parent company's liquidity and has established liquidity coverage requirements for meeting expected obligations without the support of additional dividends from subsidiaries. ALCO's policy on liquidity risk management requires the parent company to maintain sufficient liquidity to meet expected cash obligations, such as debt service, dividend payments and normal operating expenses, over a period of no less than 12 months. The Corporation had liquid assets of $1.4 billion on an unconsolidated basis at June 30, 2025.
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
Interest Rate Risk
Net interest income is the primary source of revenue for the Corporation. Interest rate risk arises in the normal course of business due to differences in the repricing and cash flow characteristics of assets and liabilities, primarily through the Corporation's core business activities of extending loans and acquiring deposits. The Corporation's balance sheet is predominantly characterized by floating-rate loans funded by core deposits. Including the impact of interest rate swaps converting floating-rate loans to fixed, the Corporation's loan composition at June 30, 2025 was 55% fixed-rate, 35% overnight to 30-day rate, 7% 90-day and greater rates and 3% prime rate. The composition of the loan portfolio creates sensitivity to interest rate movements due to the imbalance between the faster repricing of the floating-rate loan portfolio versus deposit products. In addition, the growth and/or contraction in the Corporation's loans and deposits may lead to changes in sensitivity to interest rate movements in the absence of mitigating actions. Examples of such actions are purchasing fixed-rate investment securities, which provide liquidity and act to mitigate the inherent interest rate sensitivity, as well as hedging with interest rate swaps and options. Other mitigating factors include interest rate floors on a portion of the loan portfolio.
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
Sensitivity of Net Interest Income to Changes in Interest Rates
The analysis of the impact of changes in interest rates on net interest income under various interest rate scenarios is management's principal risk management technique. Management models a base-case net interest income under an unchanged interest rate environment using a static balance sheet and generates sensitivity scenarios by changing certain model assumptions. Each scenario includes assumptions such as loan growth, investment security prepayment levels, depositor behavior and overall balance sheet mix and growth which are in line with historical patterns. Additionally, the analysis assumes that all loan hedges qualify for hedge accounting. Changes in actual economic activity may result in a materially different interest rate environment as well as a balance sheet structure that is different from the changes management included in its simulation analysis. Model assumptions in the sensitivity scenarios at June 30, 2025 included for the rising rate scenarios, a modest increase in loan balances and a moderate decrease in deposit balances, and for the declining rate scenarios, a modest decrease in loan balances and a moderate increase in deposit balances. In addition, both scenarios assumed loan spreads held at current levels, an incremental interest-bearing deposit beta of approximately 47%, deposit mix shifts based on historical observations, partial reinvestment of securities portfolio cash flows and no additions to interest rate swaps.
The average balance of the securities portfolio included in the analysis was $14.8 billion for the three months ended June 30, 2025 with an average yield of 2.46% and effective duration of 5.7 years.
The table below details components of the Corporation's variable-rate loan swap portfolio at June 30, 2025.

	Variable-Rate Loan Swaps
(dollar amounts in millions)	Notional Amount	Weighted Average Yield	Years to Maturity
Swaps under contract at June 30, 2025 (a)	$23,100	2.56%	2.7
(a)Years to maturity calculated from a starting date of June 30, 2025.
The analysis also includes interest rate swaps that convert $5.8 billion of fixed-rate medium- and long-term debt and FHLB advances to variable rates through fair value hedges. Additionally, included in this analysis are $16.1 billion of loans that were subject to an average interest rate floor of 52 basis points at June 30, 2025. This base-case net interest income is then compared against interest rate scenarios in which short-term rates rise or decline 100 or 200 basis points (with a floor of 0%) in a linear, non-parallel fashion from the base case over 12 months, resulting in an average change of 50 or 100 basis points over the period.
The table below, as of June 30, 2025 and December 31, 2024, displays the estimated impact on net interest income during the next 12 months by relating the base case scenario results to those from the rising and declining rate scenarios described above.

	Estimated Annual Change
	June 30, 2025			December 31, 2024
(dollar amounts in millions)	Amount	%		Amount	%
Change in Interest Rates:			Change in Interest Rates:
Rising 100 basis points	$(36)	(2)%	Rising 100 basis points	$(26)	(1)%
(50 basis points on average)			(50 basis points on average)
Declining 100 basis points	18	1	Declining 100 basis points	12	1
(50 basis points on average)			(50 basis points on average)
Rising 200 basis points	(85)	(4)	Rising 200 basis points	(67)	(3)
(100 basis points on average)			(100 basis points on average)
Declining 200 basis points	22	1	Declining 200 basis points	12	1
(100 basis points on average)			(100 basis points on average)
Sensitivity to both rising and declining interest rates increased slightly from December 31, 2024 to June 30, 2025 due to changes in balance sheet mix dynamics.

At June 30, 2025, additional sensitivity scenarios applied the rising and declining 100 basis point scenario assumptions with a 60% incremental deposit beta relative to the base case scenario to assess the impact of the Corporation's deposit beta assumptions. In these rising and declining scenarios, net interest income decreased by $66 million and increased by $41 million, respectively, due to a more rapid repricing pace compared to the standard model assumptions.
Sensitivity of Economic Value of Equity to Changes in Interest Rates
In addition to the simulation analysis on net interest income, an economic value of equity analysis provides an alternative view of the interest rate risk position. The economic value of equity is the difference between the estimate of the economic value of the Corporation's financial assets, liabilities and off-balance sheet instruments, derived through discounting cash flows based on actual rates at the end of the period, and the estimated economic value after applying the estimated impact of rate movements. The Corporation primarily monitors the percentage change on the base-case economic value of equity. The economic value of equity analysis is based on an immediate parallel 100 or 200 basis point shock with a floor of 0%.
The table below, as of June 30, 2025 and December 31, 2024, displays the estimated impact on the economic value of equity from the interest rate scenario described above.

	June 30, 2025			December 31, 2024
(dollar amounts in millions)	Amount	%		Amount	%
Change in Interest Rates:			Change in Interest Rates:
Rising 100 basis points	$(406)	(3)%	Rising 100 basis points	$(503)	(4)%
Declining 100 basis points	527	4	Declining 100 basis points	598	5
Rising 200 basis points	(904)	(7)	Rising 200 basis points	(1,066)	(9)
Declining 200 basis points	917	7	Declining 200 basis points	1,097	9
The sensitivity of the economic value of equity to rising and declining rates decreased from December 31, 2024 to June 30, 2025 due to a declining notional amount of cash flow swaps and a smaller securities portfolio.
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
BSBY cessation positively impacted interest income on commercial loans by $23 million for the three months ended June 30, 2025, compared to $28 million for the three months ended March 31, 2025. Refer to Note 6 to the consolidated financial statements for further discussion of re-designated interest rate hedges.
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
At June 30, 2025, the Bank had pledged real estate-related loans totaling $22.0 billion and investment securities totaling $5.9 billion to the FHLB, which provided for up to $16.9 billion of collateralized borrowing with the FHLB.

The FRB provides liquidity through its discount window, where banks may borrow funds based on the discounted fair value of pledged assets. At June 30, 2025, the Bank pledged $21.0 billion of loans to the FRB, which provided for up to $17.4 billion of collateralized borrowing through the discount window.
The table below details the Corporation's sources of available liquidity at June 30, 2025.

(dollar amounts in millions)	Total Capacity	Borrowings Outstanding	Available Liquidity
Cash on deposit with FRB (a)			$3,909
Unencumbered investment securities (b)			7,262
Secured borrowing facilities:
FHLB	$16,914	$5,000	11,914
FRB	17,430	—	17,430
Total available liquidity			$40,515
(a)Included in interest-bearing deposits with banks on the Consolidated Balance Sheet.
(b)Market value of available-for-sale investment securities that the Corporation can pledge or sell without third-party consent.
The Corporation may also use brokered deposits and external debt as additional sources of funding, and maintains a shelf registration statement with the Securities and Exchange Commission through which it may issue securities. The ability of the Corporation and the Bank to raise unsecured funding at competitive rates is impacted by rating agencies' views of the credit quality, liquidity, capital, earnings and other relevant factors related to the Corporation and the Bank. As of June 30, 2025, the three major rating agencies had assigned the following ratings to long-term senior unsecured obligations of the Corporation and the Bank, as well as long-term deposits at the Bank. A security rating is not a recommendation to buy, sell or hold securities and may be subject to revision or withdrawal at any time by the assigning rating agency. Each rating should be evaluated independently of any other rating.

	Debt Ratings			Deposit Ratings
	Comerica Incorporated	Comerica Bank		Comerica Bank
June 30, 2025	Rating	Rating	Outlook	Rating
Moody’s Investors Service	Baa2	Baa2	Stable	A2
Fitch Ratings	A-	A-	Negative	A
Standard and Poor’s	BBB	BBB+	Stable	not rated
Deposit Concentrations and Uninsured Deposits
The Corporation's uninsured deposits are well-diversified between geographies, industries and customers. At June 30, 2025, the Retail Bank and general Middle Market segments, both highly diversified and granular, accounted for 39% and 29% of the total deposit base, respectively. Corporate Banking and Technology and Life Sciences comprised 6% and 4% of total deposits, respectively, which were the largest deposit concentrations of the more specialized business lines.
Uninsured deposits are defined as the portion of deposit accounts in U.S. offices that exceed the FDIC insurance limit and amounts in any other uninsured investment or deposit account that are classified as deposits and are not subject to any federal or state deposit insurance regimes.

	June 30, 2025		December 31, 2024
(Dollar amount in millions)	Amount	Percentage of total deposits	Amount	Percentage of total deposits
Total uninsured deposits, as calculated per regulatory guidelines	$32,251	54%	$33,387	52%
Less: affiliate deposits	(3,993)		(3,876)
Total uninsured deposits, excluding affiliate deposits	$28,258	47%	$29,511	46%
Time deposits otherwise uninsured, which consist of foreign office time deposits, totaled $16 million at June 30, 2025 and all mature in three months or less. Collateralized deposits, consisting of trust deposits as well as deposits of public entities and state and local government agencies, totaled $433 million at June 30, 2025, compared to $348 million at December 31, 2024.

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
For the three months ended June 30, 2025, average deposits related to the Direct Express program were $3.7 billion, all of which were noninterest-bearing. Card fee income related to the Direct Express program was $28 million for the three months ended June 30, 2025. Noninterest expenses related to the Direct Express program for the three months ended June 30, 2025 were $31 million, consisting primarily of outside processing fee expense. The Corporation cannot currently predict the impact that the loss of this contract and the related deposits could have on its financial statements as it will be subject to many factors, including, but not limited to, the timing, costs and extent of securing any necessary alternative sources of funding. However, such impact could be material.

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

SUPPLEMENTAL FINANCIAL DATA
The Corporation believes non-GAAP measures are meaningful because they reflect adjustments commonly made by management, investors, regulators and analysts to evaluate the adequacy of common equity and our performance trends. The CET1 capital ratio removes preferred stock from the Tier 1 capital ratio as defined by and calculated in conformity with bank regulations. Tangible common equity is used by the Corporation to measure the quality of capital and the return relative to balance sheet risk. The tangible common equity ratio removes the effect of intangible assets from capital and total assets. Tangible common equity per share of common stock removes the effect of intangible assets from common shareholders' equity per share of common stock.
The following table provides a reconciliation of non-GAAP financial measures and regulatory ratios used in this financial review with financial measures defined by GAAP.

(dollar amounts in millions, except per share data)	June 30, 2025	December 31, 2024
Common Equity Tier 1 Capital (a):
Tier 1 capital	$8,718	$9,061
Less:
Fixed-rate reset non-cumulative perpetual preferred stock	—	394
Common equity tier 1 capital	$8,718	$8,667
Risk-weighted assets	$72,988	$72,903
Tier 1 capital ratio	11.94%	12.43%
Common equity tier 1 capital ratio	11.94	11.89
Tangible Common Equity Ratio:
Total shareholders' equity	$6,860	$6,543
Less:
Fixed-rate reset non-cumulative perpetual preferred stock	—	394
Common shareholders' equity	$6,860	$6,149
Less:
Goodwill	635	635
Other intangible assets	5	6
Tangible common equity	$6,220	$5,508
Total assets	$77,988	$79,297
Less:
Goodwill	635	635
Other intangible assets	5	6
Tangible assets	$77,348	$78,656
Common equity ratio	8.80%	7.75%
Tangible common equity ratio	8.04	7.00
Tangible Common Equity per Share of Common Stock:
Common shareholders' equity	$6,860	$6,149
Tangible common equity	6,220	5,508
Shares of common stock outstanding (in millions)	130	131
Common shareholders' equity per share of common stock	$52.90	$46.79
Tangible common equity per share of common stock	47.96	41.91
(a)June 30, 2025 ratios are estimated.
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

(dollar amounts in millions)	June 30, 2025	December 31, 2024
Uninsured Deposits:
Total uninsured deposits, as calculated per regulatory guidelines	$32,251	$33,387
Less: affiliate deposits	(3,993)	(3,876)
Total uninsured deposits, excluding affiliate deposits	$28,258	$29,511

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
PART II. OTHER INFORMATION
ITEM 1. Legal Proceedings
For information regarding the Corporation's legal proceedings, see "Part I. Item 1. Note 14 – Contingent Liabilities," which is incorporated herein by reference.

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

ITEM 5. Other Information
No director or officer (as defined in Rule 16a-1(f) of the Exchange Act) of the Corporation adopted, modified, or terminated any Rule 10b5-1 trading arrangement or any non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K) during the quarter ended June 30, 2025.
Certificate of Elimination
Following the redemption of all of the Corporation’s outstanding shares of Series A Preferred Stock and the corresponding depositary shares on July 1, 2025, the Corporation filed a Certificate of Elimination eliminating the Certificate of Designations, including all rights, preferences, privileges and other matters set forth therein, with respect to the Series A Preferred Stock (Certificate of Elimination) from the Corporation’s Restated Certificate of Incorporation. The Certificate of Elimination became effective upon the filing thereof with the Secretary of State of the State of Delaware on July 24, 2025. In accordance with Section 151(g) of the Delaware General Corporation Law, the shares that were designated as Series A Preferred Stock were returned to the status of authorized but unissued shares of the Corporation’s preferred stock, without designation as to any series.

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

101
Financial statements from Quarterly Report on Form 10-Q of the Corporation for the quarter ended June 30, 2025, formatted in Inline XBRL: (i) the Consolidated Balance Sheets (unaudited), (ii) the Consolidated Statements of Comprehensive Income (unaudited), (iii) the Consolidated Statements of Changes in Shareholders' Equity (unaudited), (iv) the Consolidated Statements of Cash Flows (unaudited) and (v) the Notes to Consolidated Financial Statements (unaudited).

104	The cover page from the Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 2025, formatted in Inline XBRL (included in Exhibit 101).

*	The certification attached as Exhibit 32 is not deemed “filed” with the SEC and is not to be incorporated by reference into any filing of the Corporation under the Securities Act of 1933, as amended, or the Exchange Act, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.

†	Management contract or compensatory plan or arrangement.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMERICA INCORPORATED
(Registrant)

/s/ Mauricio A. Ortiz
Mauricio A. Ortiz
Executive Vice President,
Chief Accounting Officer,
Controller and
Duly Authorized Officer
Date: July 30, 2025