Form 10-Q
period 2025-09-30
COMERICA INC
filed 2025-10-28
CIK 28412

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________
FORM 10-Q
______________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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
(Zip Code)
(833) 571-0486
(Registrant’s telephone number, including area code)
_________________________________________________________________________
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol	Name of each exchange on which registered
Common Stock, $5 par value	CMA	New York Stock Exchange
Depositary Shares, each representing a 1/40th interest in a share of 6.875% Fixed-Rate Reset Non-Cumulative Perpetual Preferred Stock, Series B	CMA PrB	New York Stock Exchange
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
$5 par value common stock: Outstanding as of October 24, 2025: 127,742,643 shares

COMERICA INCORPORATED AND SUBSIDIARIES

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements
CONSOLIDATED BALANCE SHEETS
Comerica Incorporated and Subsidiaries

(in millions, except share data)	September 30, 2025	December 31, 2024
	(unaudited)
ASSETS
Cash and due from banks	$986	$850
Interest-bearing deposits with banks	4,053	5,954
Other short-term investments	325	375
Investment securities available-for-sale	14,816	15,045
Commercial loans	26,755	26,492
Real estate construction loans	2,849	3,680
Commercial mortgage loans	15,190	14,493
Lease financing	782	722
International loans	1,116	952
Residential mortgage loans	1,938	1,929
Consumer loans	2,256	2,271
Total loans	50,886	50,539
Allowance for loan losses	(686)	(690)
Net loans	50,200	49,849
Premises and equipment	432	473
Accrued income and other assets	6,564	6,751
Total assets	$77,376	$79,297
LIABILITIES AND SHAREHOLDERS’ EQUITY
Noninterest-bearing deposits	$22,581	$24,425
Money market and interest-bearing checking deposits	33,839	32,714
Savings deposits	2,014	2,138
Customer certificates of deposit	3,424	3,450
Other time deposits	707	1,052
Foreign office time deposits	31	32
Total interest-bearing deposits	40,015	39,386
Total deposits	62,596	63,811
Accrued expenses and other liabilities	1,929	2,270
Medium- and long-term debt	5,422	6,673
Total liabilities	69,947	72,754
Preferred stock - no par value:
Authorized - 10,000,000 shares
Issued and outstanding - 400,000 shares at 9/30/2025 and 4,000 shares at 12/31/2024	392	394
Common stock - $5 par value:
Authorized - 325,000,000 shares
Issued - 228,164,824 shares	1,141	1,141
Capital surplus	2,197	2,218
Accumulated other comprehensive loss	(2,261)	(3,161)
Retained earnings	12,268	12,017
Less cost of common stock in treasury - 100,575,744 shares at 9/30/2025 and 96,755,368 shares at 12/31/2024	(6,308)	(6,066)
Total shareholders’ equity	7,429	6,543
Total liabilities and shareholders’ equity	$77,376	$79,297
See notes to consolidated financial statements (unaudited).

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)
Comerica Incorporated and Subsidiaries

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except per share data)	2025	2024	2025	2024

INTEREST INCOME
Interest and fees on loans	$779	$798	$2,309	$2,409
Interest on investment securities	105	99	321	302
Interest on short-term investments	62	85	171	261
Total interest income	946	982	2,801	2,972
INTEREST EXPENSE
Interest on deposits	280	330	788	952
Interest on short-term borrowings	11	1	28	47
Interest on medium- and long-term debt	81	117	261	358
Total interest expense	372	448	1,077	1,357
Net interest income	574	534	1,724	1,615
Provision for credit losses	22	14	86	28
Net interest income after provision for credit losses	552	520	1,638	1,587
NONINTEREST INCOME
Card fees	57	64	175	194
Fiduciary income	51	57	160	166
Service charges on deposit accounts	47	46	140	137
Capital markets income	37	39	110	106
Commercial lending fees	17	17	50	50
Brokerage fees	14	13	42	37
Bank-owned life insurance	13	12	31	33
Letter of credit fees	10	10	31	30
Risk management hedging income (loss)	4	7	16	(1)
Other noninterest income	14	12	37	52
Total noninterest income	264	277	792	804
NONINTEREST EXPENSES
Salaries and benefits expense	353	335	1,079	1,006
Outside processing fee expense	69	69	200	205
Software expense	50	46	146	135
Occupancy expense	48	46	140	134
Equipment expense	13	13	39	38
FDIC insurance expense	10	11	35	66
Advertising expense	10	10	29	30
Other noninterest expenses	36	32	66	106
Total noninterest expenses	589	562	1,734	1,720
Income before income taxes	227	235	696	671
Provision for income taxes	51	51	149	143
NET INCOME	176	184	547	528
Less:
Income allocated to participating securities	1	1	3	3
Preferred stock dividends and other	—	6	17	17
Net income attributable to common shares	$175	$177	$527	$508
Earnings per common share:
Basic	$1.36	$1.34	$4.05	$3.83
Diluted	1.35	1.33	4.01	3.80
Comprehensive income	414	1,292	1,447	1,221
Cash dividends declared on common stock	91	94	277	283
Cash dividends declared per common share	0.71	0.71	2.13	2.13
See notes to consolidated financial statements (unaudited).

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (unaudited)
Comerica Incorporated and Subsidiaries

					Accumulated Other Comprehensive Loss
	Nonredeemable Preferred Stock	Common Stock						Total Shareholders' Equity
		Shares Outstanding		Capital Surplus		Retained Earnings	Treasury Stock
(in millions, except per share data)			Amount
BALANCE AT JUNE 30, 2024	$394	132.6	$1,141	$2,210	$(3,463)	$11,867	$(5,988)	$6,161
Net income	—	—	—	—	—	184	—	184
Other comprehensive income, net of tax	—	—	—	—	1,108	—	—	1,108
Cash dividends declared on common stock ($0.71 per share)	—	—	—	—	—	(94)	—	(94)
Cash dividends declared on preferred stock	—	—	—	—	—	(6)	—	(6)
Net issuance of common stock under employee stock plans	—	0.1	—	(2)	—	(2)	8	4
Share-based compensation	—	—	—	9	—	—	—	9
BALANCE AT SEPTEMBER 30, 2024	$394	132.7	$1,141	$2,217	$(2,355)	$11,949	$(5,980)	$7,366
BALANCE AT JUNE 30, 2025	$—	129.7	$1,141	$2,199	$(2,499)	$12,185	$(6,166)	$6,860
Net income	—	—	—	—	—	176	—	176
Other comprehensive income, net of tax	—	—	—	—	238	—	—	238
Cash dividends declared on common stock ($0.71 per share)	—	—	—	—	—	(91)	—	(91)
Purchase of common stock	—	(2.2)	—	(1)	—	—	(150)	(151)
Issuance of preferred stock	392	—	—	—	—	—	—	392
Net issuance of common stock under employee stock plans	—	0.1	—	(2)	—	(2)	8	4
Share-based compensation	—	—	—	1	—	—	—	1
BALANCE AT SEPTEMBER 30, 2025	$392	127.6	$1,141	$2,197	$(2,261)	$12,268	$(6,308)	$7,429
BALANCE AT DECEMBER 31, 2023	$394	131.9	$1,141	$2,224	$(3,048)	$11,727	$(6,032)	$6,406
Cumulative effect of change in accounting principle (a)	—	—	—	—	—	(4)	—	(4)
Net income	—	—	—	—	—	528	—	528
Other comprehensive income, net of tax	—	—	—	—	693	—	—	693
Cash dividends declared on common stock ($2.13 per share)	—	—	—	—	—	(283)	—	(283)
Cash dividends declared on preferred stock	—	—	—	—	—	(17)	—	(17)
Net issuance of common stock under employee stock plans	—	0.8	—	(52)	—	(2)	52	(2)
Share-based compensation	—	—	—	45	—	—	—	45
BALANCE AT SEPTEMBER 30, 2024	$394	132.7	$1,141	$2,217	$(2,355)	$11,949	$(5,980)	$7,366
BALANCE AT DECEMBER 31, 2024	$394	131.4	$1,141	$2,218	$(3,161)	$12,017	$(6,066)	$6,543
Net income	—	—	—	—	—	547	—	547
Other comprehensive income, net of tax	—	—	—	—	900	—	—	900
Cash dividends declared on common stock ($2.13 per share)	—	—	—	—	—	(277)	—	(277)
Cash dividends declared on preferred stock	—	—	—	—	—	(11)	—	(11)
Purchase of common stock	—	(4.7)	—	(2)	—	—	(300)	(302)
Issuance of preferred stock	392	—	—	—	—	—	—	392
Redemption of preferred stock	(394)	—	—	—	—	(6)	—	(400)
Net issuance of common stock under employee stock plans	—	0.9	—	(55)	—	(2)	58	1
Share-based compensation	—	—	—	36	—	—	—	36
BALANCE AT SEPTEMBER 30, 2025	$392	127.6	$1,141	$2,197	$(2,261)	$12,268	$(6,308)	$7,429
See notes to consolidated financial statements (unaudited).
(a)Effective January 1, 2024, the Corporation adopted ASU 2023-02, which expanded the permitted use of the proportional amortization method to certain tax credit investments.

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
Comerica Incorporated and Subsidiaries

	Nine Months Ended September 30,
(in millions)	2025	2024

OPERATING ACTIVITIES
Net income	$547	$528
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	86	28
Provision for deferred income taxes	60	13
Depreciation and amortization	74	70
Net periodic defined benefit credit	(31)	(36)
Share-based compensation expense	36	45
Net (accretion) amortization of securities	(28)	8
Net gains on sales of foreclosed property and other bank property	(8)	—
Net change in:
Accrued income receivable	7	55
Accrued expenses payable	(173)	(188)
Other, net	(91)	432
Net cash provided by operating activities	479	955
INVESTING ACTIVITIES
Investment securities available-for-sale:
Maturities and redemptions	1,134	1,524
Purchases	(190)	(130)
Net change in loans	(428)	1,561
Proceeds from sales of foreclosed property and other bank property	18	—
Net increase in premises and equipment	(66)	(118)
Federal Home Loan Bank stock:
Purchases	(123)	(551)
Redemptions	164	697
Proceeds from bank-owned life insurance settlements	10	26
Other, net	1	(1)
Net cash provided by investing activities	520	3,008
FINANCING ACTIVITIES
Net change in:
Deposits	(1,206)	(3,705)
Short-term borrowings	—	(3,565)
Medium- and long-term debt:
Maturities and redemptions	(1,350)	(500)
Issuances and advances	—	1,000
Preferred stock:
Issuance	392	—
Cash dividends paid	(17)	(17)
Common stock:
Repurchases	(302)	—
Stock tendered for payment of withholding taxes	(14)	(13)
Cash dividends paid	(276)	(278)
Issuances under employee stock plans	10	5
Other, net	(1)	1
Net cash used in financing activities	(2,764)	(7,072)
Net decrease in cash and cash equivalents	(1,765)	(3,109)
Cash and cash equivalents at beginning of period	6,804	9,502
Cash and cash equivalents at end of period	$5,039	$6,393
Interest paid	$1,137	$1,489
Income taxes paid	62	77
See notes to consolidated financial statements (unaudited).

NOTE 1 - BASIS OF PRESENTATION AND ACCOUNTING POLICIES
Organization
The accompanying unaudited consolidated financial statements were prepared in accordance with United States (U.S.) generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation were included. The results of operations for the nine months ended September 30, 2025 are not necessarily indicative of the results that may be expected for the year ending December 31, 2025. Certain items in prior periods were reclassified to conform to the current presentation. The accompanying unaudited financial statements should be read in conjunction with the consolidated financial statements and footnotes included in the Annual Report on Form 10-K of Comerica Incorporated and Subsidiaries (the Corporation) for the year ended December 31, 2024 (2024 Annual Report).
Recently Issued Accounting Pronouncements
In December 2023, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2023-09 "Income Taxes (Topic 740): Improvements to Income Tax Disclosures" (ASU 2023-09). ASU 2023-09 requires additional annual disclosures including further disaggregation of information in the rate reconciliation, additional information for reconciling items meeting a quantitative threshold, further disaggregation of income taxes paid and other required disclosures. ASU 2023-09 is effective for the Corporation in the annual period beginning on January 1, 2025 and applied on a prospective basis with both early adoption and retrospective application permitted. The impact of ASU 2023-09 is not expected to be material to the Corporation's income tax disclosures.
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
In September 2025, the FASB issued ASU No. 2025-06 "Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software" (ASU 2025-06). ASU 2025-06 amends accounting for software costs by removing consideration of project development stages. Costs will be capitalized when management, with the relevant authority, implicitly or explicitly authorizes and commits to funding a computer software project and it is probable that the project will be completed and the software will be used to perform the function intended. ASU 2025-06 is effective for the Corporation beginning on January 1, 2028 and can be applied using a prospective, retrospective or modified transition approach. Early adoption is permitted. The Corporation is evaluating the impact of adoption.
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

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries
Assets and Liabilities Recorded at Fair Value on a Recurring Basis
The following tables present the recorded amount of assets and liabilities measured at fair value on a recurring basis as of September 30, 2025 and December 31, 2024.

(in millions)	Total	Level 1	Level 2	Level 3
September 30, 2025
Deferred compensation plan assets	$85	$85	$—	$—
Equity securities	48	48	—	—
Investment securities available-for-sale:
U.S. Treasury securities	1,299	1,299	—	—
Residential mortgage-backed securities (a)	8,677	—	8,677	—
Commercial mortgage-backed securities (a)	4,840	—	4,840	—
Total investment securities available-for-sale	14,816	1,299	13,517	—
Derivative assets:
Interest rate contracts	152	—	152	—
Energy contracts	513	—	513	—
Foreign exchange contracts	35	—	35	—
Total derivative assets	700	—	700	—
Total assets at fair value	$15,649	$1,432	$14,217	$—
Derivative liabilities:
Interest rate contracts	$191	$—	$191	$—
Energy contracts	492	—	492	—
Foreign exchange contracts	29	—	29	—
Other financial derivative liabilities	10	—	—	10
Total derivative liabilities	722	—	712	10
Deferred compensation plan liabilities	84	84	—	—
Total liabilities at fair value	$806	$84	$712	$10
December 31, 2024
Deferred compensation plan assets	$89	$89	$—	$—
Equity securities	46	46	—	—
Investment securities available-for-sale:
U.S. Treasury securities	1,277	1,277	—	—
Residential mortgage-backed securities (a)	9,076	—	9,076	—
Commercial mortgage-backed securities (a)	4,692	—	4,692	—
Total investment securities available-for-sale	15,045	1,277	13,768	—
Derivative assets:
Interest rate contracts	177	—	177	—
Energy contracts	416	—	416	—
Foreign exchange contracts	73	—	73	—
Total derivative assets	666	—	666	—
Total assets at fair value	$15,846	$1,412	$14,434	$—
Derivative liabilities:
Interest rate contracts	$335	$—	$335	$—
Energy contracts	400	—	400	—
Foreign exchange contracts	59	—	59	—
Other financial derivative liabilities	6	—	—	6
Total derivative liabilities	800	—	794	6
Deferred compensation plan liabilities	91	91	—	—
Total liabilities at fair value	$891	$91	$794	$6
(a)Issued and/or guaranteed by U.S. government agencies or U.S. government-sponsored enterprises.
    There were no transfers of assets or liabilities recorded at fair value on a recurring basis into or out of Level 3 fair value measurements during the three- and nine-month periods ended September 30, 2025 and 2024.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries
The following table summarizes the changes in Level 3 assets and liabilities measured at fair value on a recurring basis for the three- and nine-month periods ended September 30, 2025 and 2024.

		Net Realized/Unrealized Losses (Pretax) Recorded in Earnings (a)
(in millions)	Balance at Beginning of Period	Realized	Unrealized	Balance at End of Period
Three Months Ended September 30, 2025
Derivative liabilities:
Other financial derivative liabilities	$(10)	$—	$—	$(10)
Three Months Ended September 30, 2024
Derivative liabilities:
Other financial derivative liabilities	(6)	—	(5)	(11)
Nine Months Ended September 30, 2025
Derivative liabilities:
Other financial derivative liabilities	(6)	—	(4)	(10)
Nine Months Ended September 30, 2024
Derivative liabilities:
Other financial derivative liabilities	(12)	6	(5)	(11)
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

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries
The following table presents assets recorded at fair value on a nonrecurring basis at September 30, 2025 and December 31, 2024. No liabilities were recorded at fair value on a nonrecurring basis at September 30, 2025 and December 31, 2024.

(in millions)	Level 3
September 30, 2025
Loans:
Commercial	$53
Commercial mortgage	42
Residential mortgage	16
Total loans	111
Loans held-for-sale	168
Total assets at fair value	$279
December 31, 2024
Loans:
Commercial	$69
Commercial mortgage	86
Residential mortgage	3
Total loans	158
Loans held-for-sale	216
Other real estate	3
Total assets at fair value	$377
Level 3 assets recorded at fair value on a nonrecurring basis at September 30, 2025 and December 31, 2024 included loans with a specific allowance and certain bank property held for sale, both measured based on the fair value of collateral. The unobservable inputs were the additional adjustments applied by management to the appraised values to reflect such factors as non-current appraisals and revisions to estimated time to sell. These adjustments are determined based on qualitative judgments made by management on a case-by-case basis and are not observable inputs, although they are used in the determination of fair value. At September 30, 2025 and December 31, 2024, loans held-for-sale classified as Level 3 represented loans held-for-sale in less liquid markets requiring significant management assumptions when determining fair value.

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
The carrying amount and estimated fair value of financial instruments not recorded at fair value in their entirety on a recurring basis on the Corporation’s Consolidated Balance Sheets are as follows:

	Carrying Amount	Estimated Fair Value
(in millions)		Total	Level 1	Level 2	Level 3
September 30, 2025
Assets
Cash and due from banks	$986	$986	$986	$—	$—
Interest-bearing deposits with banks	4,053	4,053	4,053	—	—
Other short-term investments	20	20	20	—	—
Total loans, net of allowance for loan losses (a)	50,200	50,136	—	—	50,136
Liabilities
Demand deposits	58,434	58,434	—	58,434	—
Time deposits	4,162	4,165	—	4,165	—
Total deposits	62,596	62,599	—	62,599	—
Medium- and long-term debt	5,422	5,527	—	5,527	—
Credit-related financial instruments	(65)	(65)	—	—	(65)
December 31, 2024
Assets
Cash and due from banks	$850	$850	$850	$—	$—
Interest-bearing deposits with banks	5,954	5,954	5,954	—	—
Other short-term investments	21	21	21	—	—
Total loans, net of allowance for loan losses (a)	49,849	49,436	—	—	49,436
Liabilities
Demand deposits	59,277	59,277	—	59,277	—
Time deposits	4,534	4,555	—	4,555	—
Total deposits	63,811	63,832	—	63,832	—
Medium- and long-term debt	6,673	6,780	—	6,780	—
Credit-related financial instruments	(64)	(64)	—	—	(64)
(a)Included $111 million and $158 million of loans recorded at fair value on a nonrecurring basis at September 30, 2025 and December 31, 2024, respectively.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries
NOTE 3 - INVESTMENT SECURITIES
A summary of the Corporation’s investment securities follows:

(in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
September 30, 2025
Investment securities available-for-sale:
U.S. Treasury securities	$1,292	$7	$—	$1,299
Residential mortgage-backed securities (a)	10,524	—	1,847	8,677
Commercial mortgage-backed securities (a)	5,186	—	346	4,840
Total investment securities available-for-sale	$17,002	$7	$2,193	$14,816
December 31, 2024
Investment securities available-for-sale:
U.S. Treasury securities	$1,277	$1	$1	$1,277
Residential mortgage-backed securities (a)	11,380	—	2,304	9,076
Commercial mortgage-backed securities (a)	5,261	—	569	4,692
Total investment securities available-for-sale	$17,918	$1	$2,874	$15,045
(a)Issued and/or guaranteed by U.S. government agencies or U.S. government-sponsored enterprises.
A summary of the Corporation’s investment securities in an unrealized loss position as of September 30, 2025 and December 31, 2024 follows:

	Less than 12 Months		12 Months or more		Total
(in millions, except securities count)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Count
September 30, 2025
U.S. Treasury securities	$21	$—	$102	$—	$123	$—	3
Residential mortgage-backed securities (a)	—	—	8,656	1,847	8,656	1,847	734
Commercial mortgage-backed securities (a)	—	—	4,826	346	4,826	346	245
Total temporarily impaired securities	$21	$—	$13,584	$2,193	$13,605	$2,193	982
December 31, 2024
U.S. Treasury securities	$438	$—	$25	$1	$463	$1	7
Residential mortgage-backed securities (a)	—	—	9,074	2,304	9,074	2,304	913
Commercial mortgage-backed securities (a)	14	—	4,678	569	4,692	569	252
Total temporarily impaired securities	$452	$—	$13,777	$2,874	$14,229	$2,874	1,172
(a)Issued and/or guaranteed by U.S. government agencies or U.S. government-sponsored enterprises.
Unrealized losses on investment securities resulted from changes in market interest rates. The Corporation’s portfolio is comprised of securities issued or guaranteed by U.S. government agencies or government-sponsored enterprises. As such, it is expected that the securities would not be settled at a price less than the amortized cost of the investments. Further, the Corporation does not intend to sell the investments, and it is not more-likely-than-not that it will be required to sell the investments before recovery of amortized costs. No allowance for credit losses was recorded on securities in an unrealized loss position at September 30, 2025 or December 31, 2024.
Interest receivable on investment securities totaled $37 million at September 30, 2025 and $38 million at December 31, 2024 and was included in accrued income and other assets on the Consolidated Balance Sheets. The investment securities portfolio included floating-rate securities with a fair value of $2 million and $3 million at September 30, 2025 and December 31, 2024, respectively.
There were no sales, calls or write-downs of investment securities available-for-sale during the three- and nine-month periods ended September 30, 2025 or September 30, 2024.

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

(in millions)
September 30, 2025	Amortized Cost	Fair Value
Contractual maturity
One year or less	$533	$535
After one year through five years	1,074	1,067
After five years through ten years	4,990	4,651
After ten years	10,405	8,563
Total investment securities	$17,002	$14,816
At September 30, 2025, investment securities with a carrying value of $3.2 billion were pledged where permitted or required by law. Pledges included $1.8 billion to the Federal Home Loan Bank (FHLB) as collateral for current advances and potential future borrowings, as well as $1.4 billion to secure $392 million of liabilities, consisting of trust deposits, deposits of public entities and state and local government agencies as well as derivative instruments. For information on FHLB borrowings, refer to Note 8.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries
NOTE 4 – CREDIT QUALITY AND ALLOWANCE FOR CREDIT LOSSES
The following table presents an aging analysis of the amortized cost basis of loans.

	Loans Past Due and Still Accruing
(in millions)	30-59 Days	60-89 Days	90 Days or More	Total	Nonaccrual Loans	Current Loans	Total Loans
September 30, 2025
Business loans:
Commercial	$37	$10	$2	$49	$116	$26,590	$26,755
Real estate construction:
Commercial Real Estate business line (a)	—	—	—	—	12	2,533	2,545
Other business lines (b)	—	—	—	—	—	304	304
Total real estate construction	—	—	—	—	12	2,837	2,849
Commercial mortgage:
Commercial Real Estate business line (a)	—	—	—	—	8	6,758	6,766
Other business lines (b)	43	2	6	51	59	8,314	8,424
Total commercial mortgage	43	2	6	51	67	15,072	15,190
Lease financing	6	—	6	12	—	770	782
International	—	—	—	—	—	1,116	1,116
Total business loans	86	12	14	112	195	46,385	46,692
Retail loans:
Residential mortgage	12	1	—	13	34	1,891	1,938
Consumer:
Home equity	9	4	—	13	29	1,755	1,797
Other consumer	2	—	—	2	—	457	459
Total consumer	11	4	—	15	29	2,212	2,256
Total retail loans	23	5	—	28	63	4,103	4,194
Total loans	$109	$17	$14	$140	$258	$50,488	$50,886
December 31, 2024
Business loans:
Commercial	$50	$16	$13	$79	$125	$26,288	$26,492
Real estate construction:
Commercial Real Estate business line (a)	—	—	—	—	—	3,358	3,358
Other business lines (b)	—	—	—	—	—	322	322
Total real estate construction	—	—	—	—	—	3,680	3,680
Commercial mortgage:
Commercial Real Estate business line (a)	75	8	—	83	49	5,912	6,044
Other business lines (b)	11	7	31	49	69	8,331	8,449
Total commercial mortgage	86	15	31	132	118	14,243	14,493
Lease financing	12	—	—	12	1	709	722
International	—	—	—	—	—	952	952
Total business loans	148	31	44	223	244	45,872	46,339
Retail loans:
Residential mortgage	5	5	—	10	37	1,882	1,929
Consumer:
Home equity	11	3	—	14	27	1,761	1,802
Other consumer	16	—	—	16	—	453	469
Total consumer	27	3	—	30	27	2,214	2,271
Total retail loans	32	8	—	40	64	4,096	4,200
Total loans	$180	$39	$44	$263	$308	$49,968	$50,539
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

September 30, 2025	Vintage Year
(in millions)	2025	2024	2023	2022	2021	Prior	Revolvers	Revolvers Converted to Term	Total
Business loans:
Commercial
Pass (a)	$2,712	$2,608	$1,571	$1,316	$788	$1,320	$14,995	$17	$25,327
Criticized	24	171	181	125	106	36	781	4	1,428
Total commercial	2,736	2,779	1,752	1,441	894	1,356	15,776	21	26,755
Commercial gross charge-offs	—	19	3	16	7	28	13	1	87
Real estate construction
Pass (a)	190	392	626	1,240	158	7	147	—	2,760
Criticized	12	—	—	77	—	—	—	—	89
Total real estate construction	202	392	626	1,317	158	7	147	—	2,849
Real estate construction gross charge-offs	—	—	—	7	—	—	—	—	7
Commercial mortgage
Pass (a)	1,482	1,428	1,633	3,440	2,336	2,961	914	—	14,194
Criticized	11	63	187	404	116	213	2	—	996
Total commercial mortgage	1,493	1,491	1,820	3,844	2,452	3,174	916	—	15,190
Commercial mortgage gross charge-offs	—	—	—	9	—	1	—	—	10
Lease financing
Pass (a)	179	239	211	24	31	51	—	—	735
Criticized	35	2	6	—	3	1	—	—	47
Total lease financing	214	241	217	24	34	52	—	—	782
Lease financing gross charge-offs	1	—	—	—	—	—	—	—	1
International
Pass (a)	513	82	84	95	1	26	291	—	1,092
Criticized	15	6	1	—	—	—	2	—	24
Total international	528	88	85	95	1	26	293	—	1,116
Total business loans	5,173	4,991	4,500	6,721	3,539	4,615	17,132	21	46,692
Retail loans:
Residential mortgage
Pass (a)	194	186	208	259	332	725	—	—	1,904
Criticized	4	2	—	4	2	22	—	—	34
Total residential mortgage	198	188	208	263	334	747	—	—	1,938
Consumer:
Home equity
Pass (a)	—	—	—	—	—	4	1,672	86	1,762
Criticized	—	—	—	—	—	—	32	3	35
Total home equity	—	—	—	—	—	4	1,704	89	1,797
Other consumer
Pass (a)	38	24	4	6	1	40	342	—	455
Criticized	—	1	—	3	—	—	—	—	4
Total other consumer	38	25	4	9	1	40	342	—	459
Other consumer gross charge-offs	—	—	—	—	—	3	—	—	3
Total consumer	38	25	4	9	1	44	2,046	89	2,256
Total retail loans	236	213	212	272	335	791	2,046	89	4,194
Total loans	$5,409	$5,204	$4,712	$6,993	$3,874	$5,406	$19,178	$110	$50,886

Table continues on the following page.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

December 31, 2024	Vintage Year
	2024	2023	2022	2021	2020	Prior	Revolvers	Revolvers Converted to Term	Total
Business loans:
Commercial
Pass (a)	$3,313	$2,129	$1,856	$1,127	$358	$1,192	$15,173	$15	$25,163
Criticized	90	160	179	185	33	59	621	2	1,329
Total commercial	3,403	2,289	2,035	1,312	391	1,251	15,794	17	26,492
Commercial gross charge-offs	1	1	9	29	9	12	10	1	72
Real estate construction
Pass (a)	137	703	1,987	550	19	23	223	—	3,642
Criticized	—	—	36	—	—	2	—	—	38
Total real estate construction	137	703	2,023	550	19	25	223	—	3,680
Commercial mortgage
Pass (a)	1,423	1,574	3,339	2,576	1,301	2,414	793	—	13,420
Criticized	105	187	350	102	111	208	10	—	1,073
Total commercial mortgage	1,528	1,761	3,689	2,678	1,412	2,622	803	—	14,493
Commercial mortgage gross charge-offs	—	—	11	—	—	5	—	—	16
Lease financing
Pass (a)	262	226	38	80	30	80	—	—	716
Criticized	3	1	1	—	—	1	—	—	6
Total lease financing	265	227	39	80	30	81	—	—	722
Lease financing gross charge-offs	1	—	3	—	—	—	—	—	4
International
Pass (a)	237	112	142	60	19	27	347	—	944
Criticized	7	—	—	—	—	—	1	—	8
Total international	244	112	142	60	19	27	348	—	952
International gross charge-offs	1	—	—	—	—	—	—	—	1
Total business loans	5,577	5,092	7,928	4,680	1,871	4,006	17,168	17	46,339
Retail loans:
Residential mortgage
Pass (a)	181	236	274	349	415	434	—	—	1,889
Criticized	5	1	4	2	4	24	—	—	40
Total residential mortgage	186	237	278	351	419	458	—	—	1,929
Consumer:
Home equity
Pass (a)	—	—	—	—	—	5	1,681	82	1,768
Criticized	—	—	—	—	—	—	28	6	34
Total home equity	—	—	—	—	—	5	1,709	88	1,802
Other consumer
Pass (a)	30	10	28	7	6	41	345	—	467
Criticized	—	—	2	—	—	—	—	—	2
Total other consumer	30	10	30	7	6	41	345	—	469
Other consumer gross charge-offs	1	—	—	—	—	1	—	—	2
Total consumer	30	10	30	7	6	46	2,054	88	2,271
Total retail loans	216	247	308	358	425	504	2,054	88	4,200
Total loans	$5,793	$5,339	$8,236	$5,038	$2,296	$4,510	$19,222	$105	$50,539
(a)Includes all loans not included in the categories of special mention, substandard or nonaccrual.
Criticized loans includes loans with an internal rating of special mention, substandard loans for which the accrual of interest has not been discontinued and nonaccrual loans. Special mention loans have potential credit weaknesses that deserve management’s close attention, such as loans to borrowers who may be experiencing financial difficulties that may result in deterioration of repayment prospects from the borrower at some future date. Accruing substandard loans have a well-defined weakness, or weaknesses, such as loans to borrowers who may be experiencing losses from operations or inadequate liquidity of a degree and duration that jeopardizes the orderly repayment of the loan. Substandard loans are also distinguished by the distinct possibility of loss in the future if these weaknesses are not corrected. Nonaccrual loans are loans for which the accrual

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries
of interest has been discontinued. For further information regarding nonaccrual loans, refer to the Nonperforming Assets subheading in Note 1 - Basis of Presentation and Accounting Policies on page F-52 in the Corporation's 2024 Annual Report. These categories are generally consistent with the "special mention" and "substandard" categories as defined by regulatory authorities. A minority of nonaccrual loans are consistent with the "doubtful" category.
Loan interest receivable totaled $257 million and $266 million at September 30, 2025 and December 31, 2024, respectively, and was included in accrued income and other assets on the Consolidated Balance Sheets.
Allowance for Credit Losses
The following table details the changes in the allowance for credit losses.

	2025			2024
(in millions)	Business Loans	Retail Loans	Total	Business Loans	Retail Loans	Total
Three Months Ended September 30
Balance at beginning of period:
Allowance for loan losses	$654	$44	$698	$620	$66	$686
Allowance for credit losses on lending-related commitments	26	11	37	23	8	31
Allowance for credit losses	680	55	735	643	74	717
Loan charge-offs	(44)	(1)	(45)	(23)	—	(23)
Recoveries on loans previously charged-off	13	—	13	12	—	12
Net loan charge-offs	(31)	(1)	(32)	(11)	—	(11)
Provision for credit losses:
Provision for loan losses	18	2	20	9	2	11
Provision for credit losses on lending-related commitments	2	—	2	3	—	3
Provision for credit losses	20	2	22	12	2	14
Balance at end of period:
Allowance for loan losses	641	45	686	618	68	686
Allowance for credit losses on lending-related commitments	28	11	39	26	8	34
Allowance for credit losses	$669	$56	$725	$644	$76	$720
Nine Months Ended September 30
Balance at beginning of period
Allowance for loan losses	$625	$65	$690	$620	$68	$688
Allowance for credit losses on lending-related commitments	28	7	35	31	9	40
Allowance for credit losses	653	72	725	651	77	728
Loan charge-offs	(105)	(3)	(108)	(71)	(1)	(72)
Recoveries on loans previously charged-off	20	2	22	34	2	36
Net loan (charge-offs) recoveries	(85)	(1)	(86)	(37)	1	(36)
Provision for credit losses:
Provision for loan losses	101	(19)	82	35	(1)	34
Provision for credit losses on lending-related commitments	—	4	4	(5)	(1)	(6)
Provision for credit losses	101	(15)	86	30	(2)	28
Balance at end of period:
Allowance for loan losses	641	45	686	618	68	686
Allowance for credit losses on lending-related commitments	28	11	39	26	8	34
Allowance for credit losses	$669	$56	$725	$644	$76	$720
Allowance for loan losses as a percentage of total loans	1.37%	1.08%	1.35%	1.33%	1.63%	1.36%
Allowance for credit losses as a percentage of total loans	1.43	1.35	1.43	1.39	1.83	1.43

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries
Nonaccrual Loans
The following table presents additional information regarding nonaccrual loans. Interest income of $2 million was recognized on nonaccrual loans for both the three-month periods ended September 30, 2025 and 2024. For the nine-month periods ended September 30, 2025 and 2024, the Corporation recognized interest income of $4 million and $8 million, respectively, on nonaccrual loans.

(in millions)	Nonaccrual Loans with No Related Allowance	Nonaccrual Loans with Related Allowance	Total Nonaccrual Loans
September 30, 2025
Business loans:
Commercial	$9	$107	$116
Real estate construction:
Commercial Real Estate business line (a)	—	12	12
Total real estate construction	—	12	12
Commercial mortgage:
Commercial Real Estate business line (a)	—	8	8
Other business lines (b)	4	55	59
Total commercial mortgage	4	63	67
Total business loans	13	182	195
Retail loans:
Residential mortgage	34	—	34
Consumer:
Home equity	29	—	29
Total retail loans	63	—	63
Total nonaccrual loans	$76	$182	$258
December 31, 2024
Business loans:
Commercial	$9	$116	$125
Commercial mortgage:
Commercial Real Estate business line (a)	—	49	49
Other business lines (b)	7	62	69
Total commercial mortgage	7	111	118
Lease financing	—	1	1
Total business loans	16	228	244
Retail loans:
Residential mortgage	37	—	37
Consumer:
Home equity	27	—	27
Total consumer	27	—	27
Total retail loans	64	—	64
Total nonaccrual loans	$80	$228	$308
(a)Primarily loans to real estate developers.
(b)Primarily loans secured by owner-occupied real estate.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries
Foreclosed Properties
Foreclosed properties were $2 million at September 30, 2025 and insignificant at December 31, 2024. Retail loans secured by residential real estate properties in process of foreclosure included in nonaccrual loans were $3 million at September 30, 2025 and $4 million at December 31, 2024.
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
The following table displays the amortized cost basis at September 30, 2025 and 2024 of FDMs that were restructured during the three- and nine-month periods ended September 30, 2025 and 2024 by type of modification.

(in millions)	Term Extension (a)	Payment Delay (a)	Interest Rate Reduction	Combinations (b)	Total	Percent of Total Class
Three Months Ended September 30, 2025
Business loans:
Commercial	$62	$—	$—	$3	$65	0.24%
Commercial mortgage:
Other business lines (c)	8	—	—	2	10	0.12
Total commercial mortgage	8	—	—	2	10	0.07
Total business loans	70	—	—	5	75	0.16
Retail loans:
Consumer:
Home equity	3	—	1	1	5	0.22
Total consumer	3	—	1	1	5	0.17
Total retail loans	3	—	1	1	5	0.10
Total loans	$73	$—	$1	$6	$80	0.15%
Three Months Ended September 30, 2024
Business loans:
Commercial	$93	$—	$—	$5	$98	0.38%
Commercial mortgage:
Other business lines (c)	9	—	—	—	9	0.11
Total commercial mortgage	9	—	—	—	9	0.06
International	2	—	—	—	2	0.16
Total business loans	104	—	—	5	109	0.24
Retail loans:
Residential mortgage	5	—	—	—	5	0.27
Consumer:
Home equity	—	3	3	1	7	0.39
Total consumer	—	3	3	1	7	0.31
Total retail loans	5	3	3	1	12	0.29
Total loans	$109	$3	$3	$6	$121	0.24%

Table continues on the following page.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

(in millions)	Term Extension (a)	Payment Delay (a)	Interest Rate Reduction	Combinations (b)	Total	Percent of Total Class
Nine Months Ended September 30, 2025
Business loans:
Commercial	$146	$—	$—	$3	$149	0.56%
Real estate construction:
Commercial Real Estate business line (d)	—	—	—	12	12	0.48
Total real estate construction	—	—	—	12	12	0.43
Commercial mortgage:
Commercial Real Estate business line (d)	40	—	—	—	40	0.59
Other business lines (c)	18	—	—	2	20	0.23
Total commercial mortgage	58	—	—	2	60	0.39
Total business loans	204	—	—	17	221	0.47
Retail loans:
Residential mortgage	—	—	—	8	8	0.41
Consumer:
Home equity	3	—	2	1	6	0.31
Total consumer	3	—	2	1	6	0.25
Total retail loans	3	—	2	9	14	0.33
Total loans	$207	$—	$2	$26	$235	0.46%
Nine Months Ended September 30, 2024
Business loans:
Commercial	$204	$—	$—	$19	$223	0.86%
Commercial mortgage:
Other business lines (c)	22	—	—	—	22	0.26
Total commercial mortgage	22	—	—	—	22	0.15
International	4	—	—	—	4	0.37
Total business loans	230	—	—	19	249	0.54
Retail loans:
Residential mortgage	5	—	—	—	5	0.27
Consumer:
Home equity	1	3	4	2	10	0.55
Total consumer	1	3	4	2	10	0.43
Total retail loans	6	3	4	2	15	0.36
Total loans	$236	$3	$4	$21	$264	0.52%
(a)Represents loan balances where terms were extended or payments were delayed by a more than an insignificant time period, typically more than 180 days, at or above contractual interest rates.
(b)Relates to FDMs where more than one type of modification was made. For the three- and nine-month periods ended September 30, 2025 and 2024, this primarily related to modifications where the interest rate was reduced and the term was extended.
(c)Primarily loans secured by owner-occupied real estate.
(d)Primarily loans to real estate developers.
There were no commitments to lend additional funds to borrowers experiencing financial difficulty whose terms had been restructured at September 30, 2025 and December 31, 2024.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries
The following table summarizes the financial impacts of loan modifications made during the three- and nine-month periods ended September 30, 2025 and 2024.

	Weighted-Average Term Extension (in months)	Weighted-Average Interest Rate Reduction
Three Months Ended September 30, 2025
Business loans:
Commercial	16	—%
Commercial mortgage:
Other business lines (a)	16	(0.49)
Total commercial mortgage	16	(0.49)
Total business loans	16	(0.49)
Retail loans:
Consumer:
Home equity	21	(3.10)
Total consumer	21	(3.10)
Total retail loans	21	(3.10)
Total loans	16	(1.62)%
Three Months Ended September 30, 2024
Business loans:
Commercial	13	(1.00)%
Commercial mortgage:
Other business lines (a)	17	—
Total commercial mortgage	17	—
International	11	—
Total business loans	13	(1.00)
Retail loans:
Residential mortgage	95	—
Consumer:
Home equity	120	(4.34)
Total consumer	120	(4.34)
Total retail loans	100	(4.34)
Total loans	18	(2.51)%
Table continues on the following page.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

	Weighted-Average Term Extension (in months)	Weighted-Average Interest Rate Reduction
Nine Months Ended September 30, 2025
Business loans:
Commercial	17	—%
Real estate construction:
Commercial Real Estate business line (b)	18	(2.97)
Total real estate construction	18	(2.97)
Commercial mortgage:
Commercial Real Estate business line (b)	20	—
Other business lines (a)	18	(0.49)
Total commercial mortgage	19	(0.49)
Total business loans	18	(2.65)
Retail loans:
Residential mortgage	120	(0.38)
Consumer:
Home equity	34	(3.16)
Total consumer	34	(3.16)
Total retail loans	95	(1.16)
Total loans	21	(2.00)%
Nine Months Ended September 30, 2024
Business loans:
Commercial	13	(1.23)%
Commercial mortgage:
Other business lines (a)	12	—
Total commercial mortgage	12	—
International	11	—
Total business loans	13	(1.23)
Retail loans:
Residential mortgage	95	—
Consumer:
Home equity	119	(4.01)
Total consumer	119	(4.01)
Total retail loans	103	(4.01)
Total loans	15	(1.91)%
(a)Primarily loans secured by owner-occupied real estate.
(b)Primarily loans to real estate developers.
On an ongoing basis, the Corporation monitors the performance of modified loans related to their restructured terms. Of the loans restructured in the previous twelve months, $21 million of business loans and $1 million of retail loans were past due under modified terms at September 30, 2025, compared to $30 million of business loans and $1 million of retail loans at September 30, 2024. Nonperforming restructured loans are classified as nonaccrual loans and are individually evaluated for the allowance for loan losses.
For modified loans, a subsequent payment default is defined in terms of delinquency, when a principal or interest payment is 90 days past due or classified into nonaccrual status during the reporting period. Of loans defaulted within twelve months of being modified, $18 million subsequently defaulted during each of the three- and nine-month periods ended September 30, 2025, compared to none for the three months ended September 30, 2024 and $7 million for the nine months ended September 30, 2024.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries
NOTE 5 - GOODWILL AND INTANGIBLES
The following table summarizes the carrying value of goodwill by reporting unit at September 30, 2025 and December 31, 2024.

(in millions)	September 30, 2025	December 31, 2024
Commercial Bank	$473	$473
Retail Bank	101	101
Wealth Management	61	61
Total	$635	$635
The annual test of goodwill impairment was performed as of the beginning of third quarter 2025. The Corporation first assessed qualitative factors to determine whether it was more likely than not that the fair value of any reporting unit was less than its carrying amount, including goodwill. Qualitative factors included economic conditions, industry and market considerations, cost factors, overall financial performance and performance of the Corporation's common stock, among other events and circumstances. At the conclusion of the qualitative assessment in third quarter 2025, the Corporation determined that it was more likely than not that the fair value of each reporting unit exceeded its carrying value.
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
Included in the fair value of derivative instruments are credit valuation adjustments reflecting counterparty credit risk. These adjustments are determined by applying a credit spread for the counterparty or the Corporation, as appropriate, to the total expected exposure of the derivative. Master netting arrangements effectively reduce credit valuation adjustments by permitting settlement of positive and negative positions and offset cash collateral held with the same counterparty on a net basis. Bilateral collateral agreements require daily exchange of cash or highly rated securities issued by the U.S. Treasury or other U.S. government entities to collateralize amounts due to either party. At September 30, 2025, counterparties with bilateral collateral agreements deposited $78 million of cash with the Corporation to secure the fair value of contracts in an unrealized gain position, and the Corporation had pledged no marketable investment securities and posted $4 million of cash as collateral for contracts in an unrealized loss position. For those counterparties not covered under bilateral collateral agreements, collateral

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries
is obtained, if deemed necessary, based on the results of management’s credit evaluation of the counterparty. Collateral varies, but may include cash, investment securities, accounts receivable, equipment or real estate.
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

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries
The following table presents the composition of the Corporation’s derivative instruments held or issued for risk management purposes or in connection with customer-initiated and other activities at September 30, 2025 and December 31, 2024. The table excludes a derivative related to the Corporation's 2008 sale of its remaining ownership of Visa shares and includes accrued interest receivable and payable.

	September 30, 2025			December 31, 2024
		Fair Value			Fair Value
(in millions)	Notional/ Contract Amount (a)	Gross Derivative Assets	Gross Derivative Liabilities	Notional/ Contract Amount (a)	Gross Derivative Assets	Gross Derivative Liabilities
Risk management purposes
Derivatives designated as hedging instruments
Interest rate contracts:
Fair value swaps - receive fixed/pay floating	$5,450	$—	$—	$6,800	$—	$—
Cash flow swaps - receive fixed/pay floating	22,850	—	—	23,350	—	3
Derivatives used as economic hedges
Foreign exchange contracts:
Spot, forwards and swaps	447	—	1	453	3	—
Total risk management purposes	28,747	—	1	30,603	3	3
Customer-initiated and other activities
Interest rate contracts:
Caps and floors written	2,172	—	6	1,781	—	12
Caps and floors purchased	2,172	6	—	1,781	12	—
Swaps	19,761	146	185	19,189	165	320
Total interest rate contracts	24,105	152	191	22,751	177	332
Energy contracts:
Caps and floors written	4,058	1	257	3,460	—	201
Caps and floors purchased	4,058	258	1	3,460	202	—
Swaps	6,763	254	234	6,338	214	199
Total energy contracts	14,879	513	492	13,258	416	400
Foreign exchange contracts:
Spot, forwards, options and swaps	2,390	35	28	3,117	70	59

Total customer-initiated and other activities	41,374	700	711	39,126	663	791
Total gross derivatives	$70,121	700	712	$69,729	666	794
Amounts offset in the Consolidated Balance Sheets:
Netting adjustment - Offsetting derivative assets/liabilities		(360)	(360)		(330)	(330)
Netting adjustment - Cash collateral received/posted		(73)	(4)		(80)	—
Net derivatives included in the Consolidated Balance Sheets (b)		267	348		256	464
Amounts not offset in the Consolidated Balance Sheets:
Marketable securities pledged under bilateral collateral agreements		(126)	—		(143)	(2)
Net derivatives after deducting amounts not offset in the Consolidated Balance Sheets		$141	$348		$113	$462
(a)Notional or contractual amounts, which represent the extent of involvement in the derivatives market, are used to determine the contractual cash flows required in accordance with the terms of the agreement. These amounts are typically not exchanged, significantly exceed amounts subject to credit or market risk and are not reflected in the Consolidated Balance Sheets.
(b)Net derivative assets are included in accrued income and other assets and net derivative liabilities are included in accrued expenses and other liabilities on the Consolidated Balance Sheets. Included in the fair value of net derivative assets and net derivative liabilities are credit valuation adjustments reflecting counterparty credit risk and credit risk of the Corporation. The fair value of net derivative assets included credit valuation adjustments for counterparty credit risk of $2 million and $1 million at September 30, 2025 and December 31, 2024, respectively.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries
Risk Management
The Corporation's derivative instruments used for managing interest rate risk include cash flow hedging strategies that convert variable-rate loans to fixed rates and fair value hedging strategies that convert fixed-rate medium- and long-term debt to variable rates. Interest and fees on loans included net expense from cash flow swaps of $85 million and $178 million for the three-month periods ended September 30, 2025 and 2024, respectively, and $246 million and $522 million of cash flow hedge losses for the nine-month periods ended September 30, 2025 and 2024, respectively.
The following table details the effects of fair value hedging on the Consolidated Statements of Comprehensive Income.

	Interest on Medium- and Long-Term Debt
	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2025	2024	2025	2024
Total interest on medium- and long-term debt (a)	$81	$117	$261	$358
Fair value hedging relationships:
Interest rate contracts:
Hedged items	68	84	219	252
Derivatives designated as hedging instruments	13	33	42	106
(a) Includes the effects of hedging.
    The following tables summarize the expected weighted average remaining maturity of the notional amount of risk management interest rate swaps, the weighted average interest rates associated with amounts expected to be received or paid on interest rate swap agreements, and for fair value swaps, the carrying amount of the related hedged items, as of September 30, 2025 and December 31, 2024.
Cash flow swaps - receive fixed/pay floating rate on variable-rate loans

	September 30, 2025	December 31, 2024
Weighted average:
Time to maturity (in years)	2.5	3.1
Receive rate	2.58%	2.55%
Pay rate (a)	4.32	4.55
(a)Variable rates paid on receive fixed swaps designated as cash flow hedges were based on Secured Overnight Financing Rate (SOFR) rates in effect at September 30, 2025 and December 31, 2024.

Fair value swaps - receive fixed/pay floating rate on medium- and long-term debt

(dollar amounts in millions)	September 30, 2025	December 31, 2024
Carrying value of hedged items (a)	$5,422	$6,673
Weighted average:
Time to maturity (in years)	2.4	2.6
Receive rate (b)	3.68%	3.77%
Pay rate (b)	4.46	4.80
(a)Included $(23) million and $(122) million of cumulative hedging adjustments at September 30, 2025 and December 31, 2024, respectively, which included a hedging adjustment on a discontinued hedging relationship of $1 million and $2 million at September 30, 2025 and December 31, 2024, respectively.
(b)Floating rates paid on receive fixed swaps designated as fair value hedges are based on SOFR rates in effect at September 30, 2025 and December 31, 2024.

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
Amounts in accumulated other comprehensive income related to cash flows that continued to be probable of occurring were amortized out of accumulated other comprehensive income and into earnings, which resulted in no recorded pre-tax loss in interest and fees on loans for the three months ended September 30, 2025, compared to $52 million for the three months ended September 30, 2024. Additionally, the fair value of swaps at re-designation date were accreted back into accumulated other comprehensive income, resulting in benefits of $19 million for the three months ended September 30, 2025 and $43 million for the three months ended September 30, 2024.
BSBY cessation and the related de-designation and re-designation of interest rate swaps led to a net decrease in accumulated other comprehensive income of $15 million for the three months ended September 30, 2025, compared to a net increase of $7 million for the three months ended September 30, 2024.
For more information on accumulated net losses on cash flow hedges, refer to Note 10.
Risk management hedging income (loss) also includes price alignment income, which is income received on payments made to a central clearing party for centrally cleared derivatives. Positions are settled daily based on derivative fair values and the party receiving net settlement amounts pays price alignment, based on an earning rate, to the party making settlement payments. Price alignment income totaled $4 million and $8 million for the three-month periods ended September 30, 2025 and 2024, respectively, and $16 million and $38 million for the nine-month periods ended September 30, 2025 and 2024.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2025	2024	2025	2024
Interest rate contracts	$5	$7	$15	$15
Energy contracts	3	5	13	13
Foreign exchange contracts	13	11	38	35
Total	$21	$23	$66	$63
Credit-Related Financial Instruments
The Corporation issues off-balance sheet financial instruments in connection with commercial and consumer lending activities. The Corporation’s credit risk associated with these instruments is represented by the contractual amounts indicated in the following table.

(in millions)	September 30, 2025	December 31, 2024
Unused commitments to extend credit:
Commercial and other	$25,144	$24,342
Bankcard, revolving credit and home equity loan commitments	3,982	4,055
Total unused commitments to extend credit	$29,126	$28,397
Standby letters of credit	$4,261	$4,138
Commercial letters of credit	2	12
The Corporation maintains an allowance to cover current expected credit losses inherent in lending-related commitments, including unused commitments to extend credit, letters of credit and financial guarantees. The allowance for credit losses on lending-related commitments, included in accrued expenses and other liabilities on the Consolidated Balance Sheets, was $39 million and $35 million at September 30, 2025 and December 31, 2024, respectively.
Unused Commitments to Extend Credit
Commitments to extend credit are legally binding agreements to lend to a customer, provided there is no violation of any condition established in the contract. These commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many commitments expire without being drawn upon, the total contractual amount of commitments does not necessarily represent future cash requirements of the Corporation. Commercial and other unused commitments are primarily variable rate commitments. The allowance for credit losses on lending-related commitments included $35 million at September 30, 2025 and $30 million at December 31, 2024 for expected credit losses inherent in the Corporation’s unused commitments to extend credit.
Standby and Commercial Letters of Credit
Standby letters of credit represent conditional obligations of the Corporation, which guarantee the performance of a customer to a third party. Standby letters of credit are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing and similar transactions. Commercial letters of credit are issued to finance foreign or domestic trade transactions. These contracts expire in decreasing amounts through the year. The Corporation may enter into participation arrangements with third parties that effectively reduce the maximum amount of future payments that may be required under standby and commercial letters of credit. These risk participations covered $241 million and $223 million at September 30, 2025 and December 31, 2024, respectively, of standby and commercial letters of credit outstanding, which totaled $4.3 billion and $4.2 billion at September 30, 2025 and December 31, 2024, respectively.
The carrying value of the Corporation’s standby and commercial letters of credit, included in accrued expenses and other liabilities on the Consolidated Balance Sheets, totaled $30 million at September 30, 2025, including $26 million in deferred fees and $4 million in the allowance for credit losses on lending-related commitments. At December 31, 2024, the comparable amounts were $34 million, $29 million and $5 million, respectively.
The following table presents a summary of criticized standby and commercial letters of credit at September 30, 2025 and December 31, 2024. The Corporation's criticized list is consistent with the Special Mention, Substandard and Doubtful

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries
categories defined by regulatory authorities. The Corporation manages credit risk through underwriting, periodically reviewing and approving its credit exposures using Board committee approved credit policies and guidelines.

(dollar amounts in millions)	September 30, 2025	December 31, 2024
Total criticized standby and commercial letters of credit	$75	$37
As a percentage of total outstanding standby and commercial letters of credit	1.8%	0.9%
Other Credit-Related Financial Instruments
The Corporation enters into credit risk participation agreements, under which the Corporation assumes credit exposure associated with a borrower’s performance related to certain interest rate derivative contracts. The Corporation is not a party to the interest rate derivative contracts and only enters into these credit risk participation agreements in instances in which the Corporation is also a party to the related loan participation agreements for such borrowers. The Corporation manages its credit risk on the credit risk participation agreements by monitoring the creditworthiness of the borrowers, which is based on the normal credit review process as if the Corporation had entered into the derivative instruments directly with the borrower. The notional amount of such credit risk participation agreements reflects the pro-rata share of the derivative instrument, consistent with its share of the related participated loan. The total notional amount of the credit risk participation agreements was approximately $969 million and $1.1 billion at September 30, 2025 and December 31, 2024, respectively, and the fair value was insignificant at both September 30, 2025 and December 31, 2024. The maximum estimated exposure to these agreements, as measured by projecting a maximum value of the guaranteed derivative instruments, assuming 100% default by all obligors on the maximum values, was $12 million and $1 million at September 30, 2025 and December 31, 2024, respectively. In the event of default, the lead bank has the ability to liquidate the assets of the borrower, in which case the lead bank would be required to return a percentage of the recouped assets to the participating banks. As of September 30, 2025, the weighted average remaining maturity of outstanding credit risk participation agreements was 5.1 years.
In 2008, the Corporation sold its remaining ownership of Visa Class B shares and entered into a derivative contract. Under the terms of the derivative contract, the Corporation will compensate the counterparty primarily for dilutive adjustments made to the conversion factor of the Visa Class B shares to Class A shares based on the ultimate outcome of litigation involving Visa. Conversely, the Corporation will be compensated by the counterparty for any increase in the conversion factor from anti-dilutive adjustments. The fair value of the derivative liability, included in accrued expenses and other liabilities on the Consolidated Balance Sheets, was $10 million and $6 million at September 30, 2025 and December 31, 2024, respectively.
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
The Corporation accounts for its interests in LIHTC entities and other tax credit entities that meet certain criteria using the proportional amortization method. Ownership interests in tax credit entities that do not qualify for the proportional amortization method are accounted for under either the cost or equity method. Exposure to loss as a result of the Corporation's involvement in entities using the proportional amortization method and other tax credit entities at September 30, 2025 was limited to $596 million and $1 million, respectively.
Investment balances, including all legally binding commitments to fund future investments that are accounted for using the proportional amortization method, are included in accrued income and other assets on the Consolidated Balance Sheets. A liability is recognized in accrued expenses and other liabilities on the Consolidated Balance Sheets for all legally binding unfunded commitments to fund tax credit entities that are accounted for using the proportional amortization method ($227 million at September 30, 2025). Amortization and other write-downs of tax credit investments for which the proportional amortization method is applied are presented on a net basis as a component of the provision for income taxes on the Consolidated Statements of Comprehensive Income, while amortization and write-downs of other tax credit investments are

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries
recorded in other noninterest income. The income tax credits and deductions are recorded as a reduction of income tax expense and a reduction of federal income taxes payable. The cash flows related to the total income tax benefits are presented in the "net income," "benefit for deferred income taxes" and "other, net" line items within the operating activities section of the Consolidated Statements of Cash Flows.
The Corporation provided no financial or other support that was not contractually required to any of the above VIEs during the nine months ended September 30, 2025 and 2024.
The following table summarizes the impact of these tax credit investments under the proportional amortization method on the Corporation’s Consolidated Statements of Comprehensive Income.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2025	2024	2025	2024
Provision for income taxes:
Amortization of investments	$19	$16	$62	$55
Tax credits	(14)	(17)	(52)	(55)
Other income tax benefits related to tax credit entities	(7)	(3)	(20)	(11)
Total provision for income taxes	$(2)	$(4)	$(10)	$(11)
For further information on the Corporation’s consolidation policy, see Note 1 to the consolidated financial statements in the Corporation's 2024 Annual Report.

NOTE 8 - MEDIUM- AND LONG-TERM DEBT
Medium- and long-term debt is summarized as follows:

(in millions)	September 30, 2025	December 31, 2024
Parent company
Subordinated notes:
3.80% subordinated notes due 2026	$247	$243
Medium- and long-term notes:
4.00% notes due 2029	535	519
5.982% notes due 2030	1,008	984
Total medium- and long-term notes	1,543	1,503
Total parent company	1,790	1,746
Subsidiaries
Subordinated notes:
4.00% subordinated notes due July 2025	—	345
7.875% subordinated notes due 2026	154	157
5.332% subordinated notes due 2033	472	451
Total subordinated notes	626	953
FHLB advances:
5.07% advance due March 2025	—	1,000
4.79% advance due 2026	1,000	997
4.49% advance due 2027	1,003	992
4.49% advance due 2028	1,003	985
Total FHLB advances	3,006	3,974
Total subsidiaries	3,632	4,927
Total medium- and long-term debt	$5,422	$6,673
Fixed interest rates have been swapped to a variable rate and designated in a hedging relationship for all notes outstanding at both September 30, 2025 and December 31, 2024. Accordingly, carrying value has been adjusted to reflect the change in fair value of the debt as a result of changes in the benchmark rate. Subordinated notes with remaining maturities greater than one year qualify as Tier 2 capital.
Comerica Bank (the Bank), a wholly-owned subsidiary of Comerica Incorporated, is a member of the FHLB, which provides short- and long-term funding to its members through advances collateralized by real estate-related assets. Borrowing capacity is contingent on the amount of collateral available to be pledged to the FHLB. At September 30, 2025, total FHLB

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries
borrowings were $3.0 billion, with remaining capacity for future borrowing of $10.3 billion, secured by real estate-related loans totaling $22.0 billion and investment securities totaling $1.8 billion.
Unamortized debt issuance costs deducted from the carrying amount of medium- and long-term debt totaled $8 million and $10 million at September 30, 2025 and December 31, 2024, respectively.

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
Series B Preferred Stock
On August 11, 2025, the Corporation issued and sold 400,000 shares of 6.875% Fixed-Rate Reset Non-Cumulative Perpetual Preferred Stock, Series B (Series B Preferred Stock), no par value, with a liquidation preference of $1,000 per share of Series B Preferred Stock, which were represented by depositary shares, each representing a 1/40th ownership interest in a share of Series B Preferred Stock. Holders of the depositary shares are entitled to all proportional rights and preferences of the Series B Preferred Stock (including dividend, voting, redemption and liquidation rights). The $400 million issuance yielded approximately $392 million in proceeds, net of underwriting discounts and offering expenses.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries
NOTE 10 - ACCUMULATED OTHER COMPREHENSIVE LOSS
The following table presents a reconciliation of the changes in the components of accumulated other comprehensive loss and details the components of other comprehensive income for the nine months ended September 30, 2025 and 2024, including the amount of income tax expense allocated to each component of other comprehensive income.

	Nine Months Ended September 30,
(in millions)	2025	2024
Accumulated net unrealized losses on investment securities:
Balance at beginning of period, net of tax	$(2,197)	$(2,043)
Net unrealized holding gains arising during the period	687	419
Less: Provision for income taxes	166	94
Change in net unrealized losses on investment securities, net of tax	521	325
Balance at end of period, net of tax	$(1,676)	$(1,718)
Accumulated net losses on cash flow hedges:
Balance at beginning of period, net of tax	$(596)	$(605)
Net cash flow hedge gains (losses) arising during the period	249	(46)
Less: Provision (benefit) for income taxes	60	(11)
Change in net cash flow hedge losses arising during the period, net of tax	189	(35)
Less:
Net cash flow losses included in interest and fees on loans	(316)	(498)
Net accretion (amortization) of unrealized losses related to de-designated derivatives included in interest and fees on loans	70	(24)
Less: Benefit for income taxes	(60)	(123)
Reclassification adjustment for net cash flow hedge losses included in net income, net of tax	(186)	(399)
Change in net cash flow hedge losses, net of tax	375	364
Balance at end of period, net of tax (a)	$(221)	$(241)
Accumulated defined benefit pension and other postretirement plans adjustment:
Balance at beginning of period, net of tax	$(368)	$(400)
Amounts recognized in other noninterest expenses:
Amortization of actuarial net loss	20	20
Amortization of prior service credit	(15)	(16)
Total amounts recognized in other noninterest expenses	5	4
Less: Provision for income taxes	1	—
Adjustment for amounts recognized as components of net periodic benefit credit during the period, net of tax	4	4
Change in defined benefit pension and other postretirement plans adjustment, net of tax	4	4
Balance at end of period, net of tax	$(364)	$(396)
Total accumulated other comprehensive loss at end of period, net of tax	$(2,261)	$(2,355)
(a)The Corporation expects to reclassify $111 million of losses, net of tax, from accumulated other comprehensive loss to earnings over the next twelve months if interest yield curves and notional amounts remain at September 30, 2025 levels.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries
NOTE 11 - NET INCOME PER COMMON SHARE
Basic and diluted net income per common share are presented in the following table.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except per share data)	2025	2024	2025		2024
Basic and diluted
Net income	$176	$184	$547		$528
Less:
Income allocated to participating securities	1	1	3		3
Preferred stock dividends and other	—	6	17	(a)	17
Net income attributable to common shares	$175	$177	$527		$508
Basic average common shares	128	133	130		133
Basic net income per common share	$1.36	$1.34	$4.05		$3.83
Basic average common shares	128	133	130		133
Dilutive common stock equivalents:
Net effect of the assumed exercise of stock awards	2	1	1		1
Diluted average common shares	130	134	131		134
Diluted net income per common share	$1.35	$1.33	$4.01		$3.80
(a)Includes the impact of costs related to the preferred stock redemption. Refer to Note 9 for more information.
The following average shares related to outstanding options to purchase shares of common stock that were not included in the computation of diluted net income per common share because the options were anti-dilutive for the period.

	Three Months Ended September 30,		Nine Months Ended September 30,
(average outstanding options in thousands)	2025	2024	2025	2024
Average outstanding options	926	1,488	1,535	1,800
Range of exercise prices	$67.66 - $95.25	$56.79 - $95.25	$63.15 - $95.25	$53.96 - $95.25

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

Qualified Defined Benefit Pension Plan	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2025	2024	2025	2024
Service cost	$9	$8	$26	$25
Other components of net benefit credit:
Interest cost	21	20	64	62
Expected return on plan assets	(44)	(44)	(133)	(134)
Amortization of prior service credit	(4)	(4)	(11)	(11)
Amortization of net loss	6	6	17	17
Total other components of net benefit credit	(21)	(22)	(63)	(66)
Net periodic defined benefit credit	$(12)	$(14)	$(37)	$(41)

Non-Qualified Defined Benefit Pension Plan	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2025	2024	2025	2024
Service cost	$—	$1	$2	$2
Other components of net benefit cost:
Interest cost	3	2	7	6
Amortization of prior service credit	(2)	(2)	(4)	(5)
Amortization of net loss	1	1	3	3
Total other components of net benefit cost	2	1	6	4
Net periodic defined benefit cost	$2	$2	$8	$6

Postretirement Benefit Plan	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2025	2024	2025	2024
Other components of net benefit credit:
Interest cost	$—	$1	$—	$1
Expected return on plan assets	(1)	(1)	(2)	(2)
Net periodic defined benefit credit	$(1)	$—	$(2)	$(1)

NOTE 13 - INCOME TAXES AND TAX-RELATED ITEMS
Unrecognized tax benefits were $8 million at both September 30, 2025 and December 31, 2024. The Corporation anticipates a decrease of $2 million in net unrecognized tax benefits within the next twelve months. Included in accrued expenses and other liabilities on the Consolidated Balance Sheets was a liability of $1 million for tax-related interest and penalties at both September 30, 2025 and December 31, 2024.
Net deferred tax assets were $692 million at September 30, 2025, compared to $1.0 billion at December 31, 2024. The decrease of approximately $342 million in net deferred tax assets resulted primarily from a decrease to deferred tax assets related to hedging gains and losses, net unrealized losses on investment securities available-for-sale, defined benefit plans and other temporary timing differences. Included in deferred tax assets at September 30, 2025 were $2 million and $10 million of state net operating loss (NOL) carryforwards and federal foreign tax carryforwards, respectively, compared to $2 million and $9 million of state NOL and federal foreign tax carryforwards, respectively, at December 31, 2024. State net operating loss carryforwards expire between 2025 and 2044, and federal foreign tax credit carryforwards expire between 2029 and 2035. The Corporation believes that it is more likely than not that the benefit from federal foreign tax credits and certain state NOL carryforwards will not be realized and, accordingly, increased its federal valuation allowance to $10 million and retained its state valuation allowance of $2 million at September 30, 2025. The determination regarding valuation allowance was based on evidence of loss carryback capacity, projected future reversals of existing taxable temporary differences to absorb the deferred tax assets and assumptions made regarding future events.

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
For matters where a loss is not probable, the Corporation has not established an accrual. The Corporation believes the estimate of the aggregate range of reasonably possible losses, in excess of established accruals, for all legal proceedings and regulatory matters in which it is involved is from zero to approximately $26 million at September 30, 2025. This estimated aggregate range of reasonably possible losses is based upon currently available information for those legal proceedings and regulatory matters in which the Corporation is involved, taking into account the Corporation’s best estimate of such losses for those legal proceedings and regulatory matters for which such estimate can be made. For certain legal proceedings and regulatory matters, the Corporation does not believe that an estimate can currently be made. The Corporation’s estimate involves significant judgment, given the varying stages of the legal proceedings and regulatory matters (including the fact that many are currently in preliminary stages), the existence in certain legal proceedings of multiple defendants (including the Corporation) whose share of liability has yet to be determined, the numerous yet-unresolved issues in many of the legal proceedings and regulatory matters (including issues regarding class certification and the scope of many of the claims) and the attendant uncertainty of the various potential outcomes of such legal proceedings and regulatory matters. Accordingly, the Corporation’s estimate will change from time to time, and actual losses may be more or less than the current estimate.
In the event of unexpected future developments, it is possible the ultimate resolution of these matters, if unfavorable, may be material to the Corporation's consolidated financial condition, results of operations or cash flows. For information regarding income tax contingencies, refer to Note 13.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries
NOTE 15 - STRATEGIC LINES OF BUSINESS
The Corporation has strategically aligned its operations into three major business segments: the Commercial Bank, the Retail Bank and Wealth Management. These business segments are differentiated based on the type of customer and the related products and services provided. In addition to the three major business segments, the Finance and Other categories include items not directly associated with the business segments. Business segment results are produced by the Corporation’s internal management accounting system. This system measures financial results based on the internal business unit structure of the Corporation. The performance of the business segments is not comparable with the Corporation's consolidated results and is not necessarily comparable with similar information for any other financial institution. Additionally, because of the interrelationships of the various segments, the information presented is not indicative of how the segments would perform if they operated as independent entities. The management accounting system assigns balance sheet and income statement items to each business segment using certain methodologies, which are regularly reviewed and refined. From time to time, the Corporation may make reclassifications among the segments to more appropriately reflect management's current view of the segments, and methodologies may be modified as the management accounting system is enhanced and changes occur in the organizational structure and/or product lines. For comparability purposes, amounts in all periods are based on business unit structure and methodologies in effect at September 30, 2025.
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
Refer to Note 22 to the consolidated financial statements in the Corporation's 2024 Annual Report for further information on the methodologies which form the basis for these results.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries
Business segment financial results were as follows:

(dollar amounts in millions)	Commercial Bank	Retail Bank	Wealth Management	Finance	Other	Total
Three Months Ended September 30, 2025
Earnings summary:
Net interest income (expense)	$453	$240	$50	$(209)	$40	$574
Provision for credit losses	14	2	6	—	—	22
Noninterest income	143	28	69	20	4	264
Salaries and benefits expense	78	48	34	15	178	353
Outside processing fee expense	50	2	11	1	5	69
Occupancy expense	5	27	3	1	12	48
Allocated corporate expense	116	79	34	(18)	(211)	—
All other noninterest expenses (a)	26	16	16	1	60	119
Total noninterest expenses	275	172	98	—	44	589
Provision (benefit) for income taxes	72	23	4	(47)	(1)	51
Net income (loss)	$235	$71	$11	$(142)	$1	$176
Net charge-offs	$29	$1	$2	$—	$—	$32
Selected average balances:
Assets	$45,314	$3,058	$5,311	$16,955	$7,638	$78,276
Loans	43,141	2,421	5,184	—	9	50,755
Deposits	34,159	23,321	3,860	1,134	261	62,735
Three Months Ended September 30, 2024
Earnings summary:
Net interest income (expense)	$464	$205	$46	$(220)	$39	$534
Provision for credit losses	6	4	3	—	1	14
Noninterest income	149	24	73	26	5	277
Salaries and benefits expense	75	49	33	14	164	335
Outside processing fee expense	49	2	10	2	6	69
Occupancy expense	6	26	3	1	10	46
Allocated corporate expense	102	78	30	(17)	(193)	—
All other noninterest expenses (a)	20	20	14	1	57	112
Total noninterest expenses	252	175	90	1	44	562
Provision (benefit) for income taxes	83	12	7	(48)	(3)	51
Net income (loss)	$272	$38	$19	$(147)	$2	$184
Net charge-offs	$10	$1	$—	$—	$—	$11
Selected average balances:
Assets	$45,669	$3,045	$5,296	$18,277	$7,944	$80,231
Loans	43,462	2,347	5,042	—	10	50,861
Deposits	32,261	24,224	3,844	3,300	267	63,896
(a)All other noninterest expenses for each reportable business segment includes:
i.Commercial Bank - Primarily FDIC insurance expense and software expense.
ii.Retail Bank - Primarily equipment expense and FDIC insurance expense.
iii.Wealth Management - Primarily operational losses and professional fees.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

(dollar amounts in millions)	Commercial Bank	Retail Bank	Wealth Management	Finance	Other	Total
Nine Months Ended September 30, 2025
Earnings Summary:
Net interest income (expense)	$1,378	$739	$145	$(660)	$122	$1,724
Provision (benefit) for credit losses	93	(5)	(1)	—	(1)	86
Noninterest income	427	80	216	60	9	792
Salaries and benefits expense	235	148	103	48	545	1,079
Outside processing fee expense	144	6	31	4	15	200
Occupancy expense	17	77	9	2	35	140
Allocated corporate expense	354	232	97	(57)	(626)	—
All other noninterest expenses (a)	44	56	40	5	170	315
Total noninterest expenses	794	519	280	2	139	1,734
Provision (benefit) for income taxes	202	73	20	(146)	—	149
Net income (loss)	$716	$232	$62	$(456)	$(7)	$547
Net charge-offs	$80	$4	$2	$—	$—	$86
Selected average balances:
Assets	$45,217	$3,058	$5,241	$17,165	$7,114	$77,795
Loans	43,047	2,404	5,091	—	5	50,547
Deposits	33,066	23,465	3,686	1,476	269	61,962
Nine Months Ended September 30, 2024
Earnings Summary:
Net interest income (expense)	$1,406	$609	$140	$(657)	$117	$1,615
Provision for credit losses	22	4	2	—	—	28
Noninterest income	442	85	216	49	12	804
Salaries and benefits expense	226	149	102	42	487	1,006
Outside processing fee expense	147	7	31	4	16	205
Occupancy expense	17	77	9	3	28	134
Allocated corporate expense	301	229	90	(52)	(568)	—
All other noninterest expenses (a)	86	71	43	8	167	375
Total noninterest expenses	777	533	275	5	130	1,720
Provision (benefit) for income taxes	225	34	18	(135)	1	143
Net income (loss)	$824	$123	$61	$(478)	$(2)	$528
Net charge-offs	$32	$3	$1	$—	$—	$36
Selected average balances:
Assets	$45,998	$3,033	$5,346	$18,593	$8,046	$81,016
Loans	43,693	2,322	5,073	—	12	51,100
Deposits	31,845	24,400	3,898	3,661	283	64,087
(a)All other noninterest expenses for each reportable business segment includes:
i.Commercial Bank - Primarily net benefit from settlements and dismissed litigation and FDIC insurance expense.
ii.Retail Bank - Primarily equipment expense and FDIC insurance expense.
iii.Wealth Management - Primarily operational losses and litigation-related expense.

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

(in millions)	Commercial Bank	Retail Bank	Wealth Management	Finance & Other	Total
Three Months Ended September 30, 2025
Revenue from contracts with customers:
Card fees	$47	$9	$1	$—	$57
Fiduciary income	1	—	50	—	51
Service charges on deposit accounts	32	14	1	—	47
Commercial loan servicing fees (a)	3	—	—	—	3
Capital markets income (b)	9	—	—	—	9
Brokerage fees	—	1	13	—	14
Other noninterest income (b)	1	4	1	—	6
Total revenue from contracts with customers	93	28	66	—	187
Other sources of noninterest income	50	—	3	24	77
Total noninterest income	$143	$28	$69	$24	$264
Three Months Ended September 30, 2024
Revenue from contracts with customers:
Card fees	$53	$10	$1	$—	$64
Fiduciary income	—	—	57	—	57
Service charges on deposit accounts	31	13	2	—	46
Commercial loan servicing fees (a)	3	—	—	—	3
Capital markets income (b)	6	—	—	—	6
Brokerage fees	1	—	12	—	13
Other noninterest income (b)	—	(1)	2	1	2
Total revenue from contracts with customers	94	22	74	1	191
Other sources of noninterest income	55	2	(1)	30	86
Total noninterest income	$149	$24	$73	$31	$277
Nine Months Ended September 30, 2025
Revenue from contracts with customers:
Card fees	$146	$27	$2	$—	$175
Fiduciary income	1	—	159	—	160
Service charges on deposit accounts	96	40	4	—	140
Commercial loan servicing fees (a)	7	—	—	—	7
Capital markets income (b)	18	—	—	—	18
Brokerage fees	—	1	41	—	42
Other noninterest income (b)	1	6	5	1	13
Total revenue from contracts with customers	269	74	211	1	555
Other sources of noninterest income	158	6	5	68	237
Total noninterest income	$427	$80	$216	$69	$792
Nine Months Ended September 30, 2024
Revenue from contracts with customers:
Card fees	$161	$30	$3	$—	$194
Fiduciary income	1	—	165	—	166
Service charges on deposit accounts	93	40	4	—	137
Commercial loan servicing fees (a)	7	—	—	—	7
Capital markets income (b)	18	—	—	—	18
Brokerage fees	1	—	36	—	37
Other noninterest income (b)	6	11	4	1	22
Total revenue from contracts with customers	287	81	212	1	581
Other sources of noninterest income	155	4	4	60	223
Total noninterest income	$442	$85	$216	$61	$804
(a)Included in commercial lending fees on the Consolidated Statements of Comprehensive Income.
(b)Excludes derivative, warrant and other miscellaneous income.
Revenue from contracts with customers did not generate significant contract assets and liabilities for the periods presented.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries
NOTE 17 - SUBSEQUENT EVENTS
Merger with Fifth Third Bancorp (Fifth Third)
On October 6, 2025, the Corporation and Fifth Third jointly announced entering into a definitive merger agreement (the Merger Agreement) under which Fifth Third will acquire the Corporation in an all-stock transaction, with Fifth Third Financial Corporation as the surviving corporation. Fifth Third is a regional bank headquartered in Cincinnati, Ohio. Under the terms of the Merger Agreement, the Corporation's stockholders will receive 1.8663 Fifth Third shares for each Corporation share. At close, Fifth Third shareholders will own approximately 73% and the Corporation's shareholders will own approximately 27% of the combined company. The transaction is anticipated to close at the end of the first quarter of 2026 subject to shareholder approvals for both Fifth Third and the Corporation, customary regulatory approvals and closing conditions.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS
This report includes forward-looking statements within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements can be identified by words such as "achieve," "anticipate," "assume," "believe," "could," "deliver," "drive," "enhance," "estimate," "expect," "focus," "future," "goal," "grow," "guidance," "intend," "may," "might," "plan," "position," "opportunity," "outlook," "strategy," "target," "trajectory," "trend," "will," "would," and similar expressions or the negative of such terms or other comparable terminology. Forward-looking statements include, but are not limited to, statements regarding the Corporation's business strategy, goals and objectives, projected financial and operating results, including outlook for future growth, targeted initiatives and strategic investments across the various business segments, estimates of credit trends and global stability, the impact of recently enacted legislation and future common share dividends, common share repurchases and other uses of capital. These statements are not historical facts, but instead represent the Corporation's beliefs regarding future events, many of which, by their nature, are inherently uncertain and outside of the Corporation's control. The Corporation's actual results and financial condition may differ materially from those indicated in these forward-looking statements. Important factors that could cause the Corporation's actual results and financial condition to differ materially from those indicated in such forward-looking statements include: credit risks (changes in customer behavior; unfavorable developments concerning credit quality; and declines or other changes in the businesses or industries of the Corporation's customers); market risks (changes in monetary and fiscal policies; fluctuations in interest rates and their impact on deposit pricing); liquidity risks (the Corporation's ability to maintain adequate sources of funding and liquidity; reductions in the Corporation's credit rating; and the interdependence of financial service companies and their soundness); technology risks (cybersecurity risks and heightened legislative and regulatory focus on cybersecurity and data privacy); operational risks (operational, systems or infrastructure failures; reliance on other companies to provide certain key components of business infrastructure; the impact of legal and regulatory proceedings or determinations; losses due to fraud; and controls and procedures failures); compliance risks (changes in regulation or oversight, or changes in the Corporation’s status with respect to existing regulations or oversight; the effects of stringent capital requirements; and the impacts of future legislative, administrative or judicial changes to tax regulations); strategic risks (damage to the Corporation's reputation; the Corporation's ability to utilize technology to efficiently and effectively develop, market and deliver new products and services; competitive product and pricing pressures among financial institutions within the Corporation's markets; the implementation of the Corporation's strategies and business initiatives; management's ability to maintain and expand customer relationships; management's ability to retain key officers and employees; and any future strategic acquisitions or divestitures); other general risks (changes in general economic, political or industry conditions, including as a result of changes in trade policies; negative effects from inflation; the effectiveness of methods of reducing risk exposures; the effects of catastrophic events; physical or transition risks related to climate change; changes in accounting standards; the critical nature of the Corporation's accounting policies, processes and management estimates; the volatility of the Corporation's stock price; that an investment in the Corporation's equity securities is not insured or guaranteed by the Federal Deposit Insurance Corporation (FDIC)); risks relating to the pending Merger (including the risk that the cost savings and synergies from the Merger may not be fully realized or may take longer than anticipated to be realized; the failure of the closing conditions in the Merger Agreement providing for the Merger to be satisfied, or any unexpected delay in closing the Merger or the occurrence of any event, change or other circumstances, including the impact and timing of any government shutdown, that could delay the Merger or could give rise to the termination of the Merger Agreement; the outcome of any legal or regulatory proceedings or governmental inquiries or investigations that may be currently pending or later instituted against the Corporation, Fifth Third or the combined company; the possibility that the Merger does not close when expected or at all because required regulatory, stockholder or other approvals and other conditions to closing are not received or satisfied on a timely basis or at all (and the risk that such approvals may result in the imposition of conditions that could adversely affect the combined company or the expected benefits of the proposed Merger); the risk that the benefits from the Merger may not be fully realized or may take longer to realize than expected, including as a result of changes in, or problems arising from, general economic and market conditions, interest and exchange rates, monetary policy, laws and regulations and their enforcement, and the degree of competition in the geographic and business areas in which the Corporation and Fifth Third operate; disruption to the parties’ businesses as a result of the announcement and pendency of the Merger; the costs associated with the anticipated length of time of the pendency of the Merger, including the restrictions contained in the definitive Merger Agreement on the ability of the Corporation or Fifth Third to operate its business outside the ordinary course during the pendency of the Merger; risks related to management and oversight of the expanded business and operations of the combined company following the closing of the proposed Merger; the risk that the integration of each party’s operations will be materially delayed or will be more costly or difficult than expected or that the parties are otherwise unable to successfully integrate each party’s businesses into the other’s businesses; the possibility that the Merger may be more expensive to complete than anticipated, including as a result of unexpected factors or events; reputational risk and potential adverse reactions of the Corporation or Fifth Third customers, employees, vendors, contractors or other business partners, including those resulting from the announcement or completion of the Merger; the dilution caused by Fifth Third’s issuance of additional shares of its common stock in connection with the Merger; a material adverse change in the condition of the Corporation or Fifth Third; the extent to which the Corporation’s or Fifth Third’s businesses perform consistent with management’s expectations; the Corporation’s and Fifth Third’s ability to take advantage of growth opportunities and implement targeted initiatives in the timeframe and on the terms currently expected; and the possibility that the combined company is subject to additional regulatory requirements as a result of the proposed Merger or expansion of the combined company’s business operations following the proposed Merger); and the other factors set forth in “Item 1A. Risk Factors” beginning on page 16 of the Corporation's Annual Report on Form 10-K for the year ended December 31, 2024 and in our subsequent filings with the Securities and Exchange Commission. Any forward-looking statement contained in this report is based solely on information currently available to the Corporation and speaks only as of the date on which it is made. The Corporation undertakes no obligation to publicly update any forward-looking statement, whether written or oral, that may be made from time to time, whether as a result of new information, future developments or otherwise, except to the extent required by law.

MERGER WITH FIFTH THIRD BANCORP
On October 6, 2025, Fifth Third Bancorp (Fifth Third) and the Corporation announced that they entered into a definitive merger agreement (the Merger Agreement) under which Fifth Third will acquire the Corporation in an all-stock transaction. Under the terms of the Merger Agreement, the Corporation's shareholders will receive 1.8663 Fifth Third shares for each Corporation share. The transaction (the Merger) is subject to shareholder approvals for both Fifth Third and the Corporation, customary regulatory approvals and closing conditions, and is anticipated to close at the end of the first quarter of 2026. For further discussion of the Merger, refer to Note 17 to the consolidated financial statements.

RESULTS OF OPERATIONS
In accordance with Item 303(c) of Regulation S-K, the Corporation is providing a comparison of the quarter ended September 30, 2025 against the preceding sequential quarter. The Corporation believes providing a sequential discussion of its results of operations provides more relevant information for investors and stakeholders to understand and analyze the business. Balance sheet items are discussed in terms of average balances unless otherwise noted.
Three Months Ended September 30, 2025 Compared to Three Months Ended June 30, 2025

	Three Months Ended
(dollar amounts in millions, except per share data)	September 30, 2025	June 30, 2025
Net interest income	$574	$575
Provision for credit losses	22	44
Noninterest income	264	274
Noninterest expenses	589	561
Income before income taxes	227	244
Provision for income taxes	51	45
Net income	$176	$199
Diluted earnings per common share	$1.35	$1.42
Net income for the three months ended September 30, 2025 was $176 million, a decrease of $23 million compared to $199 million for the three months ended June 30, 2025, driven by an increase in noninterest expenses and a decrease in noninterest income, partially offset by a decrease in provision for credit losses. Net income per diluted common share for the three months ended September 30, 2025 was $1.35 compared to net income per diluted common share of $1.42 for the three months ended June 30, 2025, a decrease of $0.07 per diluted common share.

Analysis of Net Interest Income

	Three Months Ended
	September 30, 2025			June 30, 2025
(dollar amounts in millions)	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Commercial loans (a)	$26,500	$377	5.63%	$26,441	$372	5.65%
Real estate construction loans	2,900	55	7.60	3,499	66	7.51
Commercial mortgage loans	15,283	256	6.64	14,722	243	6.63
Lease financing	776	11	5.87	737	11	5.82
International loans	1,115	18	6.56	1,066	18	6.59
Residential mortgage loans	1,954	20	4.19	1,948	20	4.11
Consumer loans	2,227	42	7.33	2,252	41	7.40
Total loans (b)	50,755	779	6.09	50,665	771	6.10
Mortgage-backed securities (c)	13,430	92	2.31	13,525	94	2.32
U.S. Treasury securities (d)	1,280	13	4.20	1,289	13	4.18
Total investment securities	14,710	105	2.45	14,814	107	2.46
Interest-bearing deposits with banks (e)	5,428	60	4.32	4,540	50	4.37
Other short-term investments	327	2	3.17	324	3	3.34
Total earning assets	71,220	946	5.10	70,343	931	5.11
Cash and due from banks	784			766
Allowance for loan losses	(698)			(683)
Accrued income and other assets	6,970			7,117
Total assets	$78,276			$77,543
Money market and interest-bearing checking deposits (f)	$33,969	249	2.90	$31,849	220	2.77
Savings deposits	2,051	1	0.20	2,112	1	0.16
Customer certificates of deposit	3,274	24	2.89	3,074	21	2.75
Other time deposits	504	6	4.61	1,080	14	5.13
Foreign office time deposits	14	—	3.12	24	—	3.68
Total interest-bearing deposits	39,812	280	2.78	38,139	256	2.69
Federal funds purchased	99	1	4.23	377	4	4.41
Other short-term borrowings	908	10	4.48	964	11	4.45
Medium- and long-term debt	5,512	81	5.93	5,740	85	5.92
Total interest-bearing sources	46,331	372	3.19	45,220	356	3.15
Noninterest-bearing deposits	22,923			23,107
Accrued expenses and other liabilities	1,964			2,280
Shareholders’ equity	7,058			6,936
Total liabilities and shareholders’ equity	$78,276			$77,543
Net interest income/rate spread		$574	1.91		$575	1.96
Impact of net noninterest-bearing sources of funds			1.18			1.20
Net interest margin (as a percentage of average earning assets)			3.09%			3.16%
(a)Interest income on commercial loans included net expense from cash flow swaps of $85 million and $83 million for the three months ended September 30, 2025 and June 30, 2025, respectively.
(b)Nonaccrual loans are included in average balances reported and in the calculation of average rates.
(c)Average balances included $2.4 billion and $2.6 billion of unrealized losses for the three months ended September 30, 2025 and June 30, 2025, respectively; yields calculated gross of these unrealized losses.
(d)Average balances included $5 million and $4 million of unrealized gains for the three months ended September 30, 2025 and June 30, 2025, respectively; yields calculated gross of these unrealized gains.
(e)Average balances excluded $10 million and $18 million of collateral posted and netted against derivative liability positions for the three months ended September 30, 2025 and June 30, 2025, respectively; yields calculated gross of derivative netting amounts.
(f)Average balances excluded $72 million and $96 million of collateral received and netted against derivative asset positions for the three months ended September 30, 2025 and June 30, 2025, respectively; rates calculated gross of derivative netting amounts.

Rate/Volume Analysis

	Three Months Ended
	September 30, 2025/June 30, 2025
(in millions)	Increase (Decrease) Due to Rate (a)	Increase (Decrease) Due to Volume (a)	Net Increase (Decrease)
Interest income:
Loans	$7	$1	$8
Investment securities	—	(2)	(2)
Interest-bearing deposits with banks	—	10	10
Other short-term investments	(1)	—	(1)
Total interest income	6	9	15
Interest expense:
Interest-bearing deposits	15	9	24
Short-term borrowings	—	(4)	(4)
Medium- and long-term debt	—	(4)	(4)
Total interest expense	15	1	16
Net interest income	$(9)	$8	$(1)
(a)Impact of additional days, other portfolio dynamics and interest rate swaps reflected as part of rate impact; rate/volume variances are allocated to variances due to volume.
Net interest income remained relatively stable at $574 million for the three months ended September 30, 2025, compared to $575 million for the three months ended June 30, 2025, while net interest margin decreased 7 basis points to 3.09% for the same period. The decrease in net interest margin was driven by a $1.7 billion increase in interest-bearing deposit accounts and relationship-focused deposit pricing, as well as a reduction in the benefit from BSBY cessation, partially offset by a $334 million decrease in short-term borrowings and a $228 million decrease in medium- and long-term debt. Net interest income for the three months ended September 30, 2025 was positively impacted by one additional day in the quarter, compared to the three months ended June 30, 2025.
For further discussion of the effects of market rates on net interest income, refer to the "Market and Liquidity Risk" section of this financial review.
Provision for Credit Losses
The provision for credit losses, which includes the provision for loan losses and the provision for credit losses on lending-related commitments, was $22 million for the three months ended September 30, 2025, compared to $44 million for the three months ended June 30, 2025. The allowance for credit losses decreased $10 million to $725 million at September 30, 2025, compared to $735 million at June 30, 2025, reflecting the impact of a slightly improved economic forecast, relatively stable credit performance and continued uncertainty. As a percentage of total loans, the allowance for credit losses was 1.43% at September 30, 2025, compared to 1.44% at June 30, 2025.
Net loan charge-offs were $32 million, or 25 basis points as a percentage of average loans, for the three months ended September 30, 2025, an increase of $4 million from $28 million, or 22 basis points as a percentage of average loans, for the three months ended June 30, 2025, reflecting increases in Technology and Life Sciences and general Middle Market, partially offset by a decline in Corporate Banking. The provision for credit losses on lending-related commitments was $2 million for the three months ended September 30, 2025, compared to $1 million for the three months ended June 30, 2025.
The provision for credit losses is the amount recorded in earnings to adjust the allowance for credit losses to the level of expected losses estimated using the Corporation's current expected credit loss (CECL) model as of the end of the reporting period. As such, factors impacting the allowance for credit losses during the quarter indirectly determine the amount of provision expense recorded. The following is a summary of the changes to the major components of the allowance for credit losses during the three months ended September 30, 2025:
•Portfolio credit metrics were relatively stable as of September 30, 2025, with certain metrics improving marginally while others evidenced slight deterioration from June 30, 2025. Criticized loan balances and criticized loans as a percentage of total loans decreased by 3% and 14 basis points, respectively, while nonperforming assets increased by 2 basis points as a percentage of total loans and foreclosed property.
•Economic forecasts as of September 30, 2025 were slightly improved compared to June 30, 2025, reflecting the incorporation of better-than-expected actuals for second quarter Gross Domestic Product (GDP) and slightly improved projections for unemployment and bond spreads, offset by modestly weaker projections for GDP growth, across the reasonable and supportable period as of September 30, 2025 compared to June 30, 2025.
•The allowance for credit losses incorporates risks not captured in the underlying model, primarily forecast risk. In management's view, forecast risk at September 30, 2025 was relatively flat compared to June 30, 2025, as the impact of a government shutdown and judicial rulings related to evolving tariff policies led to continued uncertainty. These uncertainties considered by management have broad implications for the overall economy and also include the impacts of potentially prolonged inflation and the fiscal deficit, amongst other risks.
Further analysis of the allowance for credit losses, economic forecasts, and a summary of nonperforming assets are presented under the "Credit Risk" subheading in the "Risk Management" section of this financial review.
Noninterest Income

	Three Months Ended
(in millions)	September 30, 2025	June 30, 2025
Card fees	$57	$59
Fiduciary income	51	57
Service charges on deposit accounts	47	47
Capital markets income	37	42
Commercial lending fees	17	17
Brokerage fees	14	14
Bank-owned life insurance	13	9
Letter of credit fees	10	10
Risk management hedging income	4	5
Other noninterest income (a)	14	14
Total noninterest income	$264	$274
(a)The table below provides further details on certain categories included in other noninterest income.
Noninterest income decreased $10 million to $264 million for the three months ended September 30, 2025, compared to $274 million for the three months ended June 30, 2025, reflecting decreases in fiduciary income and capital markets income, partially offset by a seasonal increase in bank-owned life insurance income. Other noninterest income is detailed in the table below.

	Three Months Ended
(in millions)	September 30, 2025	June 30, 2025
FHLB and FRB stock dividends	$3	$3
Deferred compensation asset returns (a)	4	5
All other noninterest income	7	6
Other noninterest income	$14	$14
(a)Compensation deferred by the Corporation's officers and directors is invested based on investment selections of the officers and directors. Income earned on these assets is reported in other noninterest income and the corresponding change in deferred compensation plan liabilities is reported in salaries and benefits expense.

Noninterest Expenses

	Three Months Ended
(in millions)	September 30, 2025	June 30, 2025
Salaries and benefits expense	$353	$358
Outside processing fee expense	69	67
Software expense	50	48
Occupancy expense	48	46
Equipment expense	13	13
FDIC insurance expense	10	11
Advertising expense	10	11
Other noninterest expenses	36	7
Total noninterest expenses	$589	$561
Noninterest expenses increased $28 million to $589 million for the three months ended September 30, 2025, compared to $561 million for the three months ended June 30, 2025, primarily due to an increase in other noninterest expenses, partially offset by a decrease in salaries and benefits expense, reflecting the net impact of cumulative adjustments to incentive compensation based on expected performance. Other noninterest expenses included a $13 million increase in litigation-related expenses (primarily from settlements and dismissed litigation recorded in the prior quarter), an $8 million increase in operational losses, a $4 million increase in consulting expenses and a $3 million increase from an interest recovery on a state tax matter recorded in the prior quarter.
Provision for Income Taxes
Provision for income taxes increased $6 million to $51 million for the three months ended September 30, 2025, compared to $45 million for the three months ended June 30, 2025. Favorable discrete items for the three months ended September 30, 2025 decreased by $9 million, as provision for income taxes for the three months ended June 30, 2025 included a benefit that resulted from changes in the combined state income tax rate applicable to deferred tax assets relating to California legislation impacting apportionment for financial institutions.
On July 4, 2025, H.R. 1, The One Big Beautiful Bill Act, was signed into law. The Corporation has completed its initial evaluation of the provisions of the bill and does not expect it to have a material impact on its financial statements.
Nine Months Ended September 30, 2025 Compared to Nine Months Ended September 30, 2024

	Nine Months Ended September 30,
(dollar amounts in millions, except per share data)	2025	2024
Net interest income	$1,724	$1,615
Provision for credit losses	86	28
Noninterest income	792	804
Noninterest expenses	1,734	1,720
Income before income taxes	696	671
Provision for income taxes	149	143
Net income	$547	$528
Diluted earnings per common share	$4.01	$3.80
Net income increased $19 million to $547 million for the nine months ended September 30, 2025, compared to $528 million for the nine months ended September 30, 2024, driven by an increase in net interest income, partially offset by increases in provision for credit losses and noninterest expenses as well as a reduction in noninterest income. The increase in net interest income was primarily due to the net impact of lower rates (including the impact of interest rate swaps and BSBY cessation) as well as declines in FHLB advances and brokered deposits, partially offset by decreases in deposits held with the FRB, loans and investment securities. Net income per diluted common share increased $0.21 to $4.01 for the nine months ended September 30, 2025, compared to $3.80 for the nine months ended September 30, 2024.

Analysis of Net Interest Income

	Nine Months Ended
	September 30, 2025			September 30, 2024
(dollar amounts in millions)	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Commercial loans (a)	$26,352	$1,117	5.67%	$26,305	$1,035	5.26%
Real estate construction loans	3,291	185	7.53	4,642	292	8.41
Commercial mortgage loans	14,914	739	6.62	14,104	788	7.46
Lease financing	747	32	5.79	804	37	6.14
International loans	1,062	52	6.60	1,096	64	7.85
Residential mortgage loans	1,941	60	4.13	1,895	55	3.84
Consumer loans	2,240	124	7.37	2,254	138	8.20
Total loans (b)	50,547	2,309	6.11	51,100	2,409	6.30
Mortgage-backed securities (c)	13,552	281	2.32	14,560	298	2.29
U.S. Treasury securities (d)	1,283	40	4.19	1,425	4	0.38
Total investment securities	14,835	321	2.46	15,985	302	2.14
Interest-bearing deposits with banks (e)	4,926	163	4.35	6,112	250	5.45
Other short-term investments	342	8	3.30	381	11	3.94
Total earning assets	70,650	2,801	5.11	73,578	2,972	5.19
Cash and due from banks	761			711
Allowance for loan losses	(690)			(688)
Accrued income and other assets	7,074			7,415
Total assets	$77,795			$81,016
Money market and interest-bearing checking deposits (f)	$32,584	682	2.79	$29,585	724	3.26
Savings deposits	2,100	3	0.17	2,277	4	0.21
Customer certificates of deposit	3,210	69	2.86	3,797	103	3.61
Other time deposits	877	34	5.12	3,035	120	5.30
Foreign office time deposits	24	—	3.62	22	1	4.39
Total interest-bearing deposits	38,795	788	2.71	38,716	952	3.28
Federal funds purchased	220	7	4.38	9	—	5.39
Other short-term borrowings	628	21	4.47	1,095	47	5.65
Medium- and long-term debt	5,910	261	5.89	6,944	358	6.87
Total interest-bearing sources	45,553	1,077	3.15	46,764	1,357	3.86
Noninterest-bearing deposits	23,167			25,371
Accrued expenses and other liabilities	2,155			2,588
Shareholders’ equity	6,920			6,293
Total liabilities and shareholders’ equity	$77,795			$81,016
Net interest income/rate spread		$1,724	1.96		$1,615	1.33
Impact of net noninterest-bearing sources of funds			1.18			1.49
Net interest margin (as a percentage of average earning assets)			3.14%			2.82%
(a)Interest income on commercial loans included net expense from cash flow swaps of $246 million and $522 million for the nine months ended September 30, 2025 and 2024, respectively.
(b)Nonaccrual loans are included in average balances reported and in the calculation of average rates.
(c)Average balances included $2.6 billion and $2.8 billion of unrealized losses for the nine months ended September 30, 2025 and 2024, respectively; yields calculated gross of these unrealized losses.
(d)Average balances included $3 million of unrealized gains and $55 million of unrealized losses for the nine months ended September 30, 2025 and 2024, respectively; yields calculated gross of these unrealized gains and losses.
(e)Average balances excluded $10 million and included $2 million of collateral posted and netted against derivative liability positions for the nine months ended September 30, 2025 and 2024, respectively; yields calculated gross of derivative netting amounts.
(f)Average balances excluded $79 million and $108 million of collateral received and netted against derivative asset positions for the nine months ended September 30, 2025 and 2024, respectively; rates calculated gross of derivative netting amounts.

Rate/Volume Analysis

	Nine Months Ended
	September 30, 2025/September 30, 2024
(in millions)	(Decrease) Increase Due to Rate (a)	Decrease (Increase) Due to Volume (a)	Net (Decrease) Increase
Interest income:
Loans	$(68)	$(32)	$(100)
Investment securities	43	(24)	19
Interest-bearing deposits with banks	(48)	(39)	(87)
Other short-term investments	(2)	(1)	(3)
Total interest income	(75)	(96)	(171)
Interest expense:
Interest-bearing deposits	(111)	(53)	(164)
Short-term borrowings	(10)	(9)	(19)
Medium- and long-term debt	(57)	(40)	(97)
Total interest expense	(178)	(102)	(280)
Net interest income	$103	$6	$109
(a)Impact of additional days, other portfolio dynamics and interest rate swaps reflected as part of rate impact; rate/volume variances are allocated to variances due to volume.
Net interest income for the nine months ended September 30, 2025 increased $109 million compared to the nine months ended September 30, 2024, and net interest margin increased 32 basis points for the same period, due to lower rates (including the impact of interest rate swaps and BSBY cessation), a $2.2 billion decline in higher-cost brokered deposits and a $1.2 billion decrease in FHLB advances, partially offset by decreases of $1.2 billion in deposits held with the FRB, $553 million in loans and $1.2 billion in investment securities. For further discussion of the effects of market rates on net interest income, refer to the "Market and Liquidity Risk" section of this financial review.
Provision for Credit Losses
The provision for credit losses increased $58 million to $86 million for the nine months ended September 30, 2025, compared to $28 million for the nine months ended September 30, 2024, reflecting the impact of changes in the Corporation's portfolio composition and a rise in economic uncertainty. Net loan charge-offs were $86 million for the nine months ended September 30, 2025, an increase of $50 million compared to $36 million for the nine months ended September 30, 2024, reflecting increases in general Middle Market, Commercial Real Estate, Technology and Life Sciences and Energy. An analysis of the allowance for credit losses and nonperforming assets is presented under the "Credit Risk" subheading in the "Risk Management" section of this financial review.
Noninterest Income

	Nine Months Ended September 30,
(in millions)	2025	2024
Card fees	$175	$194
Fiduciary income	160	166
Service charges on deposit accounts	140	137
Capital markets income	110	106
Commercial lending fees	50	50
Brokerage fees	42	37
Letter of credit fees	31	30
Bank-owned life insurance	31	33
Risk management hedging income (loss)	16	(1)
Other noninterest income (a)	37	52
Total noninterest income	$792	$804
(a)The table below provides further details on certain categories included in other noninterest income.

Noninterest income decreased $12 million to $792 million for the nine months ended September 30, 2025, compared to $804 million for the nine months ended September 30, 2024, driven by a decrease in card fees (mostly government card interchange fees), partially offset by an increase in risk management hedging income, which included $39 million of losses related to BSBY cessation in the 2024 period. Other noninterest income for the 2025 period included a $4 million loss on a derivative related to Visa's Class B shares (Visa derivative), while other noninterest income for the 2024 period included a $5 million negotiated vendor payment.
The following table presents certain categories included in other noninterest income on the Consolidated Statements of Comprehensive Income.

	Nine Months Ended September 30,
(in millions)	2025	2024
FHLB and FRB stock dividends	$9	$13
Deferred compensation asset returns (a)	7	11
All other noninterest income	21	28
Other noninterest income	$37	$52

(a)Compensation deferred by the Corporation's officers and directors is invested based on investment selections of the officers and directors. Income earned on these assets is reported in other noninterest income and the corresponding change in deferred compensation plan liabilities is reported in salaries and benefits expense.
Noninterest Expenses

	Nine Months Ended September 30,
(in millions)	2025	2024
Salaries and benefits expense	$1,079	$1,006
Outside processing fee expense	200	205
Software expense	146	135
Occupancy expense	140	134
Equipment expense	39	38
FDIC insurance expense	35	66
Advertising expense	29	30
Other noninterest expenses	66	106
Total noninterest expenses	$1,734	$1,720
Noninterest expenses increased $14 million to $1.7 billion for the nine months ended September 30, 2025, compared to $1.7 billion for the nine months ended September 30, 2024, due to increases in salaries and benefits expense and software expense, partially offset by decreases in FDIC insurance expense (special assessment and changes in balance sheet composition) and consulting fees, as well as an increase in gains on the sale of real estate and other assets. The increase in salaries and benefits expense reflected the impact of annual merit-based salary increases and staff additions, as well as higher severance costs and temporary labor.

STRATEGIC LINES OF BUSINESS
The Corporation has strategically aligned its operations into three major business segments: the Commercial Bank, the Retail Bank and Wealth Management. These business segments are differentiated based on the type of customer and the related products and services provided. In addition to the three major business segments, the Finance and Other categories include items not directly associated with the business segments. The performance of the business segments is not comparable with the Corporation's consolidated results and is not necessarily comparable with similar information for any other financial institution. Additionally, because of the interrelationships of the various segments, the information presented is not indicative of how the segments would perform if they operated as independent entities. Note 15 to the consolidated financial statements describes the business activities of each business segment and presents financial results of the business segments for the three- and nine-month periods ended September 30, 2025 and 2024.
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
Business Segments
The following sections present a summary of the performance of each of the Corporation's business segments for the nine months ended September 30, 2025 compared to the same period in the prior year.
Commercial Bank

	Nine Months Ended September 30,			Percent Change
(dollar amounts in millions)	2025	2024	Change
Earnings summary:
Net interest income	$1,378	$1,406	$(28)	(2)%
Provision for credit losses	93	22	71	n/m
Noninterest income	427	442	(15)	(3)
Noninterest expenses	794	777	17	2
Provision for income taxes	202	225	(23)	(10)
Net income	$716	$824	$(108)	(13)%
Net charge-offs	$80	$32	$48	n/m

Selected average balances:
Loans	$43,047	$43,693	$(646)	(1)%
Deposits	33,066	31,845	1,221	4
n/m - not meaningful
Average loans for the nine months ended September 30, 2025 decreased $646 million from the nine months ended September 30, 2024, which included decreases in National Dealer Services, Commercial Real Estate and Corporate Banking, partially offset by an increase in Environmental Services. Average deposits increased $1.2 billion for the same period, which included increases in general Middle Market, Commercial Real Estate and Equity Fund Services, partially offset by a decrease in Technology and Life Sciences.
The Commercial Bank's net income was $716 million for the nine months ended September 30, 2025, a decrease of $108 million from the nine months ended September 30, 2024. Net interest income decreased $28 million due to lower income on loans, partially offset by lower allocated net FTP charges. The provision for credit losses increased $71 million, while net charge-offs increased $48 million to $80 million, reflecting increases in general Middle Market, Commercial Real Estate, Technology and Life Sciences and Energy. Noninterest income decreased $15 million, primarily due to lower card fees and a $5 million negotiated vendor payment received in the 2024 period. Noninterest expenses increased $17 million, primarily reflecting higher allocated corporate expenses, partially offset by a reduction in FDIC insurance expense (related to special assessment) as well as a net benefit from settlements and dismissed litigation.

Retail Bank

	Nine Months Ended September 30,			Percent Change
(dollar amounts in millions)	2025	2024	Change
Earnings summary:
Net interest income	$739	$609	$130	21%
Provision for credit losses	(5)	4	(9)	n/m
Noninterest income	80	85	(5)	(8)
Noninterest expenses	519	533	(14)	(3)
Provision for income taxes	73	34	39	n/m
Net income	$232	$123	$109	89%
Net charge-offs	$4	$3	$1	64

Selected average balances:
Loans	$2,404	$2,322	$82	4%
Deposits	23,465	24,400	(935)	(4)
n/m - not meaningful
Average loans for the nine months ended September 30, 2025 increased $82 million from the nine months ended September 30, 2024, while average deposits decreased $935 million for the same period. The Retail Bank's net income was $232 million for the nine months ended September 30, 2025, an increase of $109 million from the nine months ended September 30, 2024. Net interest income increased $130 million, primarily due to lower interest expense and higher FTP crediting rates on deposits. Noninterest income decreased $5 million, as other noninterest income for the 2025 period included a $4 million loss on the Visa derivative. Noninterest expenses decreased $14 million, primarily driven by lower FDIC insurance expense (related to special assessment).
Wealth Management

	Nine Months Ended September 30,			Percent Change
(dollar amounts in millions)	2025	2024	Change
Earnings summary:
Net interest income	$145	$140	$5	4%
Provision for credit losses	(1)	2	(3)	n/m
Noninterest income	216	216	—	—
Noninterest expenses	280	275	5	2
Provision for income taxes	20	18	2	6
Net income	$62	$61	$1	3%
Net charge-offs	$2	$1	$1	66

Selected average balances:
Loans	$5,091	$5,073	$18	—%
Deposits	3,686	3,898	(212)	(5)
n/m - not meaningful
Average loans for the nine months ended September 30, 2025 increased $18 million from the nine months ended September 30, 2024, while average deposits decreased $212 million for the same period. Wealth Management's net income was $62 million for the nine months ended September 30, 2025, relatively stable compared to the nine months ended September 30, 2024. Net interest income increased $5 million, primarily due to lower allocated net FTP charges, while noninterest income was stable. Noninterest expenses increased $5 million, primarily driven by higher litigation-related expenses, partially offset by lower operational losses.

Finance & Other

	Nine Months Ended September 30,			Percent Change
(dollar amounts in millions)	2025	2024	Change
Earnings summary:
Net interest expense	$(538)	$(540)	$2	—%
Provision for credit losses	(1)	—	(1)	n/m
Noninterest income	69	61	8	16
Noninterest expenses	141	135	6	4
Benefit for income taxes	(146)	(134)	(12)	8
Net loss	$(463)	$(480)	$17	(4)%

Selected average balances:
Loans	$5	$12	$(7)	(59)%
Deposits	1,745	3,944	(2,199)	(55)
n/m - not meaningful
Average deposits for the nine months ended September 30, 2025, which primarily consisted of centrally-managed brokered time deposits fully insured by the FDIC, decreased $2.2 billion from the nine months ended September 30, 2024. Net loss for the Finance and Other category was $463 million for the nine months ended September 30, 2025, a decrease of $17 million from the nine months ended September 30, 2024. Net interest expense increased $2 million, reflecting the impact of interest rate swaps (which are centrally managed). Noninterest income increased $8 million, primarily due to higher risk management hedging income (impact of BSBY cessation in the 2024 period), partially offset by a decrease in investment fees. Noninterest expenses increased $6 million, reflecting an increase in salaries and benefits expense, partially offset by higher corporate expenses allocated to other business lines and lower consultant fees.
The following table lists the Corporation's banking centers by geographic market.

	September 30,
	2025	2024
Michigan	143	159
Texas	107	113
California	85	88
Other Markets	18	20
Total	353	380
FINANCIAL CONDITION
Third Quarter 2025 Compared to Fourth Quarter 2024
Period-End Balances
Total assets decreased $1.9 billion to $77.4 billion at September 30, 2025, compared to $79.3 billion at December 31, 2024, reflecting a $1.9 billion decrease in interest-bearing deposits with banks (primarily with the FRB), partially offset by an increase of $347 million in total loans. The growth in total loans included increases of $593 million in Environmental Services and $282 million in Wealth Management, partially offset by a decrease of $395 million in National Dealer Services.
Total liabilities decreased $2.8 billion to $69.9 billion at September 30, 2025, compared to $72.8 billion at December 31, 2024, reflecting decreases of $1.8 billion in noninterest-bearing deposits and $1.3 billion in medium- and long-term debt, partially offset by an increase of $629 million in interest-bearing deposits. For additional information regarding deposits, refer to "Deposit Concentrations and Uninsured Deposits" under the "Market Risk" subheading in the "Risk Management" section of this financial review. Total shareholders' equity increased $886 million, primarily reflecting a decrease in accumulated unrealized losses on investment securities available-for-sale and cash flow hedges, as well as net income recorded during the period.

Average Balances
Total assets decreased $958 million to $78.3 billion for the three months ended September 30, 2025, compared to the three months ended December 31, 2024, which included decreases of $684 million in investment securities and $267 million in interest-bearing deposits with banks. The following table provides information about the change in the Corporation's average loan portfolio by loan type.

	Three Months Ended			Percent Change
(dollar amounts in millions)	September 30, 2025	December 31, 2024	Change
Commercial loans	$26,500	$26,198	$302	1%
Real estate construction loans	2,900	3,765	(865)	(23)
Commercial mortgage loans	15,283	14,728	555	4
Lease financing	776	752	24	3
International loans	1,115	988	127	13
Residential mortgage loans	1,954	1,921	33	2
Consumer loans	2,227	2,265	(38)	(2)
Total loans	$50,755	$50,617	$138	—%
By line of business, the $138 million increase in loans included increases of $415 million in Environmental Services, $200 million in Wealth Management and $162 million in Technology and Life Sciences, as well as smaller increases in other business lines, mostly offset by decreases of $481 million in National Dealer Services and $312 million in Commercial Real Estate.
Total liabilities decreased $1.3 billion to $71.2 billion for the three months ended September 30, 2025, compared to the three months ended December 31, 2024, primarily reflecting decreases of $1.3 billion in noninterest-bearing deposits and $1.2 billion in medium- and long-term debt, partially offset by increases of $965 million in short-term borrowings and $687 million in interest-bearing deposits. The following table provides information about the change in the Corporation's average deposits and borrowed funds by type.

	Three Months Ended			Percent Change
(dollar amounts in millions)	September 30, 2025	December 31, 2024	Change
Noninterest-bearing deposits	$22,923	$24,222	$(1,299)	(5)%
Money market and interest-bearing checking deposits	33,969	32,045	1,924	6
Savings deposits	2,051	2,142	(91)	(4)
Customer certificates of deposit	3,274	3,542	(268)	(8)
Other time deposits	504	1,371	(867)	(63)
Foreign office time deposits	14	25	(11)	(43)
Total deposits	$62,735	$63,347	$(612)	(1)%
Short-term borrowings	1,007	42	965	n/m
Medium- and long-term debt	5,512	6,698	(1,186)	(18)
Total borrowed funds	$6,519	$6,740	$(221)	(3)%
n/m - not meaningful
Increases of $1.3 billion in general Middle Market and $248 million in Equity Fund Services were partially offset by decreases of $643 million in Retail Banking and $404 million in Technology and Life Sciences, as well as smaller decreases in other business lines. Other time deposits, which consisted of brokered deposits, decreased $867 million from the three months ended December 31, 2024.
Short-term borrowings for the three months ended September 30, 2025 increased $965 million compared to the three months ended December 31, 2024, reflecting an increase in FHLB advances, while medium- and long-term debt decreased $1.2 billion to $5.5 billion, driven by the repayment of long-term FHLB advances in March 2025 and a subordinated note maturity in July 2025.

Capital
The following table presents a summary of changes in total shareholders' equity for the nine months ended September 30, 2025.

(in millions)
Balance at January 1, 2025		$6,543
Net income		547
Cash dividends declared on common stock		(277)
Cash dividends declared on preferred stock		(11)
Purchase of common stock		(302)
Issuance of preferred stock		392
Redemption of preferred stock		(400)
Other comprehensive income, net of tax:
Investment securities	$521
Cash flow hedges	375
Defined benefit and other postretirement plans	4
Total other comprehensive income, net of tax		900
Net issuance of common stock under employee stock plans		1
Share-based compensation		36
Balance at September 30, 2025		$7,429
On August 11, 2025, the Corporation issued and sold 400,000 shares of 6.875% Fixed-Rate Reset Non-Cumulative Perpetual Preferred Stock, Series B (Series B Preferred Stock), no par value, with a liquidation preference of $1,000 per share of Series B Preferred Stock, which were represented by depositary shares, each representing a 1/40th ownership interest in a share of Series B Preferred Stock. Holders of the depositary shares are entitled to all proportional rights and preferences of the Series B Preferred Stock (including dividend, voting, redemption and liquidation rights). The $400 million issuance yielded approximately $392 million in proceeds, net of underwriting discounts and offering expenses. When declared, dividends will be payable quarterly on the 1st day of January, April, July and October of each year, commencing on January 1, 2026 (long first dividend period). In accordance with the terms of the Series B Preferred Stock, the Corporation anticipates the first dividend for the long first dividend period will be $11 million, payable on January 1, 2026 and recognized during the fourth quarter of 2025. Subsequent quarterly dividends, if declared, will be for $7 million and will be similarly recognized during the prior quarter. Refer to Note 9 to the consolidated financial statements for further discussion of the preferred stock.
The following table summarizes the Corporation's repurchase activity during the nine months ended September 30, 2025.

(shares in thousands)	Total Number of Shares Purchased as Part of Publicly Announced Repurchase Plans or Programs	Remaining Share Repurchase Authorization (a)	Total Number of Shares Purchased (b)	Average Price Paid Per Share
Total first quarter 2025	747	12,751	755	$65.82
Total second quarter 2025	1,761	10,990	1,763	56.77
July 1 - 31, 2025	1,225	9,765	1,227	65.27
August 1 - 31, 2025	856	8,909	856	67.54
September 1 - 30, 2025	151	8,758	151	70.07
Total third quarter 2025	2,232	8,758	2,234	66.46
Total 2025 through September 30, 2025	4,740	8,758	4,752	62.77
(a)Maximum number of shares of common stock that may be repurchased under the publicly announced plans or programs.
(b)Consists of approximately 12,000 shares of common stock purchased related to deferred compensation plans during the nine months ended September 30, 2025 and is not considered part of the Corporation's repurchase program.

In July 2025, the Corporation announced that it intended to repurchase approximately $100 million of common stock during the third quarter of 2025, and on July 22, 2025 and August 5, 2025, the Corporation entered into Accelerated Share Repurchase transactions (ASRs) to repurchase $100 million of common stock and $50 million of common stock, respectively, which were completed in the third quarter of 2025. A total of 2.2 million shares were repurchased under the ASRs during the third quarter of 2025.
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
The Corporation has a long-term Common Equity Tier 1 (CET1) capital ratio target of approximately 10% with capital deployment. At September 30, 2025, the Corporation's estimated CET1 capital ratio was 11.90%, relatively stable from 11.89% at December 31, 2024.
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
The Corporation's capital ratios exceeded minimum regulatory requirements as follows:

	September 30, 2025		December 31, 2024
(dollar amounts in millions)	Capital/Assets	Ratio	Capital/Assets	Ratio
Common equity tier 1 (a), (b)	$8,657	11.90%	$8,667	11.89%
Tier 1 risk-based (a), (b)	9,049	12.44	9,061	12.43
Total risk-based (a)	10,271	14.12	10,363	14.21
Leverage (a)	9,049	11.23	9,061	11.08
Common shareholders' equity	7,037	9.09	6,149	7.75
Tangible common equity (b)	6,397	8.34	5,508	7.00
Risk-weighted assets (a)	72,757		72,903
(a)September 30, 2025 capital, risk-weighted assets and ratios are estimated.
(b)See Supplemental Financial Data section for reconciliations of non-GAAP financial measures and regulatory ratios.
Common shareholders’ equity at September 30, 2025 included $2.3 billion in accumulated other comprehensive losses, with approximately $1.9 billion of those losses relating to balances recorded in total assets, comprised of valuation adjustments to available-for-sale securities and pension assets, as well as related deferred tax assets. These amounts impacted the common shareholders’ equity ratio at September 30, 2025 by 263 basis points; the impact on the tangible common equity ratio using the same calculation method was 266 basis points. Average common shareholders' equity and return on average common shareholders' equity for the three months ended September 30, 2025 was $6.8 billion and 10.20%, respectively, compared to $6.3 billion and 10.27%, respectively, for the three months ended December 31, 2024.
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
As of September 30, 2025, the Corporation had total assets of $77.4 billion; therefore, the Capital Proposal would not apply to the Corporation as currently proposed. There remains significant uncertainty regarding the finalization and implementation of the Capital Proposal, and the Corporation will continue to monitor developments related thereto. If the Corporation becomes subject to the requirements of the Capital Proposal in the future or becomes subject to any other new laws or regulations related to capital and liquidity, such requirements could limit the Corporation’s ability to pay dividends or make share repurchases or require the Corporation to reduce business levels or to raise capital, which would have a material adverse effect on the Corporation’s financial condition and results of operations. If subject to the Capital Proposal, the estimated impact related to proposed inclusion of most components of AOCI would be an approximate 275 basis point decrease to CET1 as of September 30, 2025.

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

	September 30, 2025	December 31, 2024
Allowance for credit losses as a percentage of total loans	1.43%	1.44%
Allowance for credit losses as a multiple of total nonperforming loans	2.8x	2.4x
The allowance for credit losses was stable compared to December 31, 2024, totaling $725 million at September 30, 2025 and reflecting the impact of relatively stable credit performance as well as elevated levels of economic uncertainty.
CECL Forecast and Economic Variables at September 30, 2025
The economic forecasts informing the CECL model reflected a marginally improved outlook from those used at June 30, 2025, with a rebound in economic growth coinciding with a softening labor market amid continuing uncertainties from ongoing and rapid changes in domestic and foreign economic policies. At September 30, 2025, the impact of potential additional tariff increases and changes to federal government operations were still unclear, creating challenges to economic forecasting. The FRB was assumed to gradually lower interest rates over the projection period as they remained vigilant toward inflation. Consumer spending growth continued to moderate amid uneven, albeit continued, growth of the real economy. Inflation was anticipated to hold above the FRB's target in 2026, then gradually moderate as transitory upward pressures on prices fade. Energy prices were projected to hold below levels seen at the close of the first quarter of 2025, with supply outpacing demand and U.S. crude production holding near a record high. Residential real estate property prices were expected to rise at more moderate rates, while commercial real estate prices continued to face headwinds, both of which reflected the long and variable lags through which the FRB's restrictive monetary policy affect the real economy.
Downside risks to growth from trade conflicts, cost-of-living pressures on household finances and less expansionary fiscal policy were projected to collectively contribute to growth holding below its 2024 pace for the remainder of 2025 and into 2026. Reduced demand for office space and subdued economic activity in the central business districts of major metro areas are also expected to persist as drags on the broader economy. Demand for labor has cooled as businesses concentrate on investment in AI-related equipment and software. These headwinds are expected to be partially offset by the expansionary effects of fiscal policies enacted during the third quarter of 2025 as well as future policies that, at September 30, 2025, seemed likely to be enacted.
These factors shaped the 2-year reasonable and supportable forecasts used by the Corporation in its CECL estimate at September 30, 2025. The U.S. economy was projected to grow at a below-trend rate through third quarter 2026 before gradually normalizing to its trend growth rate. The unemployment rate was expected to hold below 5%, while interest rate forecasts reflected market expectations and guidance provided by the FRB during the third quarter of 2025. The following table summarizes select variables representative of the economic forecasts used to develop the CECL estimate at September 30, 2025.

Economic Variable	Base Forecast
Real GDP growth	Growth increases to 2.3% in first quarter 2027 before moderating to 1.9% annualized by third quarter 2027.
Unemployment rate	Ranges between 4.3% and 4.5% throughout the forecast period.
Spread of Corporate BBB bond to 10-year Treasury bond	Spread widens to 1.9% by third quarter 2026 and remains steady throughout the remainder of the forecast period.
Oil Prices	Prices generally range between $61 and $65 per barrel over the forecast period.
Due to the high level of uncertainty regarding assumptions used as inputs to the forecast, the Corporation evaluated a range of economic scenarios, including more benign and more severe economic forecasts. In a more severe scenario, real GDP was projected to contract through second quarter 2026, subsequently recovering to growth of 1.6% by the end of the forecast period. In this scenario, oil prices fell to $41 per barrel by fourth quarter 2026, followed by an increase to $54 per barrel by third quarter 2027, while the unemployment rate remained elevated through the forecast period. Selecting the more severe forecast would result in an increase in the quantitative calculation of the allowance for credit losses of approximately $331 million as of September 30, 2025. However, factoring in model overlays and qualitative adjustments could result in a materially different estimate under a more severe scenario. The Corporation monitors evolving economic conditions for impacts to its allowance for credit losses.
Allowance for Loan Losses
The allowance for loan losses represents management’s estimates of current expected credit losses in the Corporation’s loan portfolio. The allowance for loan losses, which totaled $686 million at September 30, 2025, decreased $4 million from $690 million at December 31, 2024.
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
Allowance for Credit Losses on Lending-Related Commitments
The allowance for credit losses on lending-related commitments estimates current expected credit losses on collective pools of letters of credit and unused commitments to extend credit based on reserve factors, determined in a manner similar to business loans, multiplied by a probability of draw estimate based on historical experience and credit risk, applied to commitment amounts. The allowance for credit losses on lending-related commitments totaled $39 million and $35 million at September 30, 2025 and December 31, 2024, respectively.
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

(dollar amounts in millions)	September 30, 2025	December 31, 2024
Total nonperforming loans	$258	$308
Foreclosed property	2	—
Total nonperforming assets	260	308
Nonperforming loans as a percentage of total loans	0.51%	0.61%
Nonperforming assets as a percentage of total loans and foreclosed property	0.51	0.61
Loans past due 90 days or more and still accruing	$14	$44
Nonperforming assets decreased $48 million to $260 million at September 30, 2025 from $308 million at December 31, 2024, which included decreases of $49 million in nonaccrual business loans and $1 million in nonaccrual retail loans. Nonperforming loans were 0.51% of total loans at September 30, 2025, compared to 0.61% at December 31, 2024. For further information regarding the composition of nonperforming loans, refer to Note 4 to the consolidated financial statements.
The following table presents a summary of changes in nonaccrual loans.

	Three Months Ended
(in millions)	September 30, 2025	June 30, 2025	March 31, 2025
Balance at beginning of period	$248	$301	$308
Loans transferred to nonaccrual (a)	55	19	43
Nonaccrual loan gross charge-offs	(45)	(31)	(32)
Loans transferred to accrual status (a)	(8)	—	—
Nonaccrual loans sold	(17)	—	(1)
Payments/other (b)	25	(41)	(17)
Balance at end of period	$258	$248	$301
(a)Based on an analysis of nonaccrual loans with book balances greater than $2 million.
(b)Includes net changes related to nonaccrual loans with balances less than or equal to $2 million, payments on nonaccrual loans with book balances greater than $2 million and transfers of nonaccrual loans to foreclosed property.
There were six borrowers with a balance greater than $2 million, totaling $55 million, transferred to nonaccrual status in third quarter 2025, compared to eight borrowers totaling $19 million in second quarter 2025 and five borrowers totaling $43 million in first quarter 2025. For further information about the composition of loans transferred to nonaccrual during third quarter 2025, refer to the nonaccrual information by industry category table below.
The following table presents the composition of nonaccrual loans by balance and the related number of borrowers at September 30, 2025 and December 31, 2024.

	September 30, 2025		December 31, 2024
(dollar amounts in millions)	Number of Borrowers	Balance	Number of Borrowers	Balance
Under $2 million	499	$75	490	$68
$2 million - $5 million	17	50	18	64
$5 million - $10 million	6	48	5	33
$10 million - $25 million	5	85	6	112
Greater than $25 million	—	—	1	31
Total	527	$258	520	$308

The following table presents a summary of nonaccrual loans at September 30, 2025 as well as loans transferred to nonaccrual and net loan charge-offs (recoveries) for the three months ended September 30, 2025, based on North American Industry Classification System categories.

(dollar amounts in millions)	September 30, 2025		Three Months Ended September 30, 2025
	Nonaccrual Loans		Loans Transferred to Nonaccrual (a)		Net Loan Charge-Offs (Recoveries)
Industry Category
Health Care & Social Assistance	$51	20%	$8	14%	$—
Residential Mortgage	34	13	2	4	—
Information & Communication	32	12	18	33	11
Real Estate & Home Builders	25	10	—	—	—
Manufacturing	23	9	8	14	6
Wholesale Trade	16	6	19	35	6
Retail Trade	13	5	—	—	1
Utilities	12	4	—	—	—
Services	12	5	—	—	7
Management of Companies and Enterprises	5	2	—	—	—
Arts, Entertainment & Recreation	4	2	—	—	—
Other (b)	31	12	—	—	1
Total	$258	100%	$55	100%	$32
(a)Based on an analysis of nonaccrual loans with book balances greater than $2 million.
(b)Other category includes other industry categories with smaller impacts, as well as consumer, excluding residential mortgage and certain personal purpose nonaccrual loans and net charge-offs.
Loans past due 90 days or more and still accruing interest generally represent loans that are well-collateralized and in the process of collection. Loans past due 90 days or more were $14 million at September 30, 2025, compared to $44 million at December 31, 2024. Loans past due 30-89 days decreased $93 million to $126 million at September 30, 2025, compared to $219 million at December 31, 2024. Loans past due 30 days or more and still accruing interest as a percentage of total loans were 0.28% and 0.52% at September 30, 2025 and December 31, 2024, respectively. An aging analysis of loans included in Note 4 to the consolidated financial statements provides further information about the balances comprising past due loans.
The following table presents a summary of total criticized loans.

(dollar amounts in millions)	September 30, 2025	June 30, 2025	December 31, 2024
Total criticized loans	$2,657	$2,745	$2,530
As a percentage of total loans	5.2%	5.4%	5.0%
The Corporation's criticized list is consistent with the Special Mention, Substandard and Doubtful categories defined by regulatory authorities. Criticized loans on nonaccrual status are individually subjected to quarterly credit quality reviews, and the Corporation may establish specific allowances for such loans. A table of loans by credit quality indicator included in Note 4 to the consolidated financial statements provides further information about the balances comprising total criticized loans. Criticized loans increased $127 million during the nine months ended September 30, 2025.
Concentrations of Credit Risk
Concentrations of credit risk may exist when a number of borrowers are engaged in similar activities, or activities in the same geographic region, and have similar economic characteristics that would cause them to be similarly impacted by changes in economic or other conditions. The Corporation has concentrations of credit risk within the commercial real estate and automotive industries. All other industry concentrations, as defined by management, individually represented less than 10% of total loans at September 30, 2025.

Commercial Real Estate Lending
At September 30, 2025, the Corporation's commercial real estate portfolio represented 35% of total loans. The following table summarizes the Corporation's commercial real estate loan portfolio by loan category.

	September 30, 2025			December 31, 2024
(in millions)	Commercial Real Estate business line (a)	Other (b)	Total	Commercial Real Estate business line (a)	Other (b)	Total
Real estate construction loans	$2,545	$304	$2,849	$3,358	$322	$3,680
Commercial mortgage loans	6,766	8,424	15,190	6,044	8,449	14,493
Total commercial real estate	$9,311	$8,728	$18,039	$9,402	$8,771	$18,173
(a)Primarily loans to real estate developers.
(b)Primarily loans secured by owner-occupied real estate.
The Corporation limits risk inherent in its commercial real estate lending activities by monitoring borrowers directly involved in the commercial real estate markets and adhering to conservative policies on loan-to-value ratios for such loans, which are based on third-party appraisals that are performed at the time of origination in accordance with regulatory requirements as well as generally at the time of renewal. Per Interagency guidelines, the Corporation may also require an updated appraisal or valuation when economic, financial or market conditions may have resulted in deterioration of the prior appraisal's property value conclusions. Commercial real estate loans, consisting of real estate construction and commercial mortgage loans, totaled $18.0 billion at September 30, 2025. Commercial real estate loans made to borrowers in the Commercial Real Estate business line, which includes loans to real estate developers, totaled $9.3 billion, or 52% of total commercial real estate loans, a decrease of $91 million compared to December 31, 2024.
The Commercial Real Estate business line at September 30, 2025 was predominantly secured by multi-family and industrial properties, comprising 49% and 29% of the Corporation's portfolio, respectively, with only 4% secured by office properties. Commercial real estate loans in other business lines totaled $8.7 billion, or 48% of total commercial real estate loans, at September 30, 2025, a decrease of $43 million compared to December 31, 2024. These loans consisted primarily of owner-occupied commercial mortgages, which bear credit characteristics similar to non-commercial real estate business loans. Generally, loans previously reported as real estate construction are classified as commercial mortgage loans upon receipt of a certificate of occupancy.
The real estate construction loan portfolio primarily contains loans made to long-tenured customers with satisfactory completion experience. Criticized real estate construction loans in the Commercial Real Estate business line totaled $89 million at September 30, 2025 compared to $36 million at December 31, 2024. In other business lines, there were no criticized real estate construction loans at September 30, 2025 compared to $2 million at December 31, 2024. There were no net charge-offs of real estate construction loans for the three-month periods ended September 30, 2025 and June 30, 2025. For the nine months ended September 30, 2025, real estate construction loan net charge-offs were $7 million, compared to no net charge-offs for the nine months ended September 30, 2024.
Commercial mortgage loans are loans where the primary collateral is a lien on any real property and are primarily loans secured by owner-occupied real estate. Real property is generally considered primary collateral if the value of that collateral represents more than 50% of the commitment at loan approval. Loans in the commercial mortgage portfolio generally mature within three to five years.
Criticized commercial mortgage loans in the Commercial Real Estate business line totaled $466 million and $379 million at September 30, 2025 and December 31, 2024, respectively. In other business lines, $530 million and $694 million of commercial mortgage loans were criticized at September 30, 2025 and December 31, 2024, respectively. There were no commercial mortgage net charge-offs for the three months ended September 30, 2025 compared to $2 million for the three months ended June 30, 2025. For the nine months ended September 30, 2025, commercial mortgage net charge-offs were $8 million, compared to $14 million for the nine months ended September 30, 2024.

Automotive Lending - Dealer
The following table presents a summary of automotive dealership loans.

	September 30, 2025		December 31, 2024
(in millions)	Loans Outstanding	Percent of Total Loans	Loans Outstanding	Percent of Total Loans
Dealer:
Floor plan	$1,920		$2,279
Other	3,198		3,234
Total dealer	$5,118	10.1%	$5,513	10.9%
Substantially all dealer loans are in the National Dealer Services business line and primarily include floor plan financing and other loans to automotive dealerships. Floor plan loans, included in commercial loans in the Consolidated Balance Sheets, totaled $1.9 billion at September 30, 2025, a decrease of $359 million compared to $2.3 billion at December 31, 2024. At both September 30, 2025 and December 31, 2024, other loans to automotive dealers in the National Dealer Service business line totaled $3.2 billion, including $1.9 billion and $1.8 billion of owner-occupied commercial real estate mortgage loans for September 30, 2025 and December 31, 2024, respectively.
There were no nonaccrual dealer loans at both September 30, 2025 and December 31, 2024. Additionally, there were no net charge-offs of dealer loans during the three-month periods ended September 30, 2025 and June 30, 2025, nor during the nine-month periods ended September 30, 2025 and 2024.
Automotive Lending - Production
The following table presents a summary of loans to borrowers involved with automotive production.

	September 30, 2025		December 31, 2024
(in millions)	Loans Outstanding	Percent of Total Loans	Loans Outstanding	Percent of Total Loans
Production:
Domestic	$498		$499
Foreign	257		265
Total production	$755	1.5%	$764	1.5%
Loans to borrowers involved with automotive production, primarily Tier 1 and Tier 2 suppliers, totaled $755 million at September 30, 2025 and $764 million at December 31, 2024. These borrowers have faced, and could face in the future, financial difficulties due to disruptions in auto production, issues with supply chains and logistics operations and impacts resulting from labor union strikes. As such, management continues to monitor this portfolio.
There were no nonaccrual loans to borrowers involved with automotive production at both September 30, 2025 and December 31, 2024. There were $1 million in automotive production loan net recoveries during the three months ended September 30, 2025 compared to none for the three months ended June 30, 2025. Automotive production loan net recoveries totaled $1 million for both the nine-month periods ended September 30, 2025 and 2024.
Residential Real Estate Lending
At September 30, 2025, residential real estate loans represented 7% of total loans. The following table summarizes the Corporation's residential mortgage and home equity loan portfolios by geographic market.

	September 30, 2025				December 31, 2024
(dollar amounts in millions)	Residential Mortgage Loans	% of Total	Home Equity Loans	% of Total	Residential Mortgage Loans	% of Total	Home Equity Loans	% of Total
Geographic market:
Michigan	$616	32%	$404	22%	$576	30%	$420	23%
California	862	45	940	52	889	46	931	52
Texas	277	14	370	21	273	14	365	20
Other Markets	183	9	83	5	191	10	86	5
Total	$1,938	100%	$1,797	100%	$1,929	100%	$1,802	100%
Residential real estate loans, which consist of traditional residential mortgages and home equity loans and lines of credit, totaled $3.7 billion at September 30, 2025. The residential real estate portfolio is principally located within the Corporation's primary geographic markets. Substantially all residential real estate loans past due 90 days or more are placed on nonaccrual status, and substantially all junior lien home equity loans that are current or less than 90 days past due are placed on nonaccrual status if full collection of the senior position is in doubt. At no later than 180 days past due, such loans are charged off to current appraised values less costs to sell.
Residential mortgages totaled $1.9 billion at September 30, 2025, and were primarily large, variable-rate mortgages originated and retained for certain private banking relationship customers. Of the $1.9 billion of residential mortgage loans outstanding, $34 million were on nonaccrual status at September 30, 2025, a decrease of $3 million compared to December 31, 2024. The home equity portfolio totaled $1.8 billion at September 30, 2025, of which 95% was outstanding under primarily variable-rate, interest-only home equity lines of credit and 5% were in amortizing status. Of the $1.8 billion of home equity loans outstanding, $29 million were on nonaccrual status at September 30, 2025. A majority of the home equity portfolio was secured by junior liens at September 30, 2025.
Loans to Non-Depository Financial Institutions
Loans to non-depository financial institutions (NDFIs) totaled $2.7 billion, or 5% of total loans, at September 30, 2025, relatively stable compared to December 31, 2024. At September 30, 2025, 77% of loans to NDFIs were to private equity funds, 17% to various other categories and 6% to consumer credit intermediaries. Like the Corporation’s other commercial loans, loans to NDFIs are underwritten using a comprehensive analysis of the borrower’s operations, which could include the borrower’s business model and industry characteristics, periodic review of financial statements, proforma financial condition and the borrower’s sources and uses of funds.
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
The following table summarizes information about loans in the Corporation's Energy business line.

	September 30, 2025				December 31, 2024
(dollar amounts in millions)	Outstandings		Nonaccrual	Criticized (a)	Outstandings		Nonaccrual	Criticized (a)
Exploration and production (E&P)	$1,101	81%	$—	$—	$1,188	80%	$—	$—
Midstream	262	19	—	—	298	20	—	—
Total Energy business line	$1,363	100%	$—	$—	$1,486	100%	$—	$—
(a)    Includes nonaccrual loans.
Loans in the Energy business line totaled $1.4 billion, or 3% of total loans, at September 30, 2025, a decrease of $123 million compared to December 31, 2024. Total exposure, including unused commitments to extend credit and letters of credit, was $3.5 billion at September 30, 2025 (a utilization rate of 37%) and $3.5 billion at December 31, 2024 (a utilization rate of 41%). There were no nonaccrual or criticized Energy loans at both September 30, 2025 and December 31, 2024. There were no Energy net charge-offs for the three-month periods ended September 30, 2025 and June 30, 2025, nor the nine months ended September 30, 2025, compared to net recoveries of $9 million for the nine months ended September 30, 2024.
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

The following tables summarize information about HR C&I loans, which represented 6% of total loans at both September 30, 2025 and December 31, 2024.

(in millions)	September 30, 2025	December 31, 2024
Outstandings	$3,045	$2,836
Criticized	396	300
There were no net charge-offs of leveraged loans during the three months ended September 30, 2025, compared to $6 million in net charge-offs for the three months ended June 30, 2025. Net charge-offs of leveraged loans for the nine months ended September 30, 2025 totaled $8 million, compared to $23 million for the nine months ended September 30, 2024.
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
The Corporation performs monthly liquidity stress testing to evaluate its ability to meet funding needs in hypothetical stressed environments. Such environments cover a series of scenarios, including both idiosyncratic and market-wide in nature, which vary in terms of duration and severity. The Corporation's evaluation as of September 30, 2025 projected that sufficient sources of liquidity were available under each series of events.
In addition to assessing liquidity risk on a consolidated basis, Corporate Treasury also monitors the parent company's liquidity and has established liquidity coverage requirements for meeting expected obligations without the support of additional dividends from subsidiaries. ALCO's policy on liquidity risk management requires the parent company to maintain sufficient liquidity to meet expected cash obligations, such as debt service, dividend payments and normal operating expenses, over a period of no less than 12 months. The Corporation had liquid assets of $1.4 billion on an unconsolidated basis at September 30, 2025.
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
Interest Rate Risk
Net interest income is the primary source of revenue for the Corporation. Interest rate risk arises in the normal course of business due to differences in the repricing and cash flow characteristics of assets and liabilities, primarily through the Corporation's core business activities of extending loans and acquiring deposits. The Corporation's balance sheet is predominantly characterized by floating-rate loans funded by core deposits. Including the impact of interest rate swaps converting floating-rate loans to fixed, the Corporation's loan composition at September 30, 2025 was 55% fixed-rate, 34% overnight to 30-day rate, 8% 90-day and greater rates and 3% prime rate. The composition of the loan portfolio creates sensitivity to interest rate movements due to the imbalance between the faster repricing of the floating-rate loan portfolio versus deposit products. In addition, the growth and/or contraction in the Corporation's loans and deposits may lead to changes in sensitivity to interest rate movements in the absence of mitigating actions. Examples of such actions are purchasing fixed-rate investment securities, which provide liquidity and act to mitigate the inherent interest rate sensitivity, as well as hedging with interest rate swaps and options. Other mitigating factors include interest rate floors on a portion of the loan portfolio.
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
Sensitivity of Net Interest Income to Changes in Interest Rates
The analysis of the impact of changes in interest rates on net interest income under various interest rate scenarios is management's principal risk management technique. Management models a base-case net interest income under an unchanged interest rate environment using a static balance sheet and generates sensitivity scenarios by changing certain model assumptions. Each scenario includes assumptions such as loan growth, investment security prepayment levels, depositor behavior and overall balance sheet mix and growth which are in line with historical patterns. Additionally, the analysis assumes that all loan hedges qualify for hedge accounting. Changes in actual economic activity may result in a materially different interest rate environment as well as a balance sheet structure that is different from the changes management included in its simulation analysis. Model assumptions in the sensitivity scenarios at September 30, 2025 included for the rising rate scenarios, a modest increase in loan balances and a moderate decrease in deposit balances, and for the declining rate scenarios, a modest decrease in loan balances and a moderate increase in deposit balances. In addition, both scenarios assumed loan spreads held at current levels, an incremental interest-bearing deposit beta of approximately 47%, deposit mix shifts based on historical observations, full reinvestment of securities portfolio cash flows and no additions to interest rate swaps.
The average balance of the securities portfolio included in the analysis was $14.7 billion for the three months ended September 30, 2025 with an average yield of 2.45% and effective duration of 5.6 years.
The table below details components of the Corporation's variable-rate loan swap portfolio at September 30, 2025.

	Variable-Rate Loan Swaps
(dollar amounts in millions)	Notional Amount	Weighted Average Yield	Years to Maturity
Swaps under contract at September 30, 2025 (a)	$22,850	2.58%	2.5
(a)Years to maturity calculated from a starting date of September 30, 2025.
The analysis also includes interest rate swaps that convert $5.5 billion of fixed-rate medium- and long-term debt and FHLB advances to variable rates through fair value hedges. Additionally, included in this analysis are $16.0 billion of loans that were subject to an average interest rate floor of 52 basis points at September 30, 2025. This base-case net interest income is then compared against interest rate scenarios in which short-term rates rise or decline 100 or 200 basis points (with a floor of 0%) in a linear, non-parallel fashion from the base case over 12 months, resulting in an average change of 50 or 100 basis points over the period.
The table below, as of September 30, 2025 and December 31, 2024, displays the estimated impact on net interest income during the next 12 months by relating the base case scenario results to those from the rising and declining rate scenarios described above.

	Estimated Annual Change
	September 30, 2025			December 31, 2024
(dollar amounts in millions)	Amount	%		Amount	%
Change in Interest Rates:			Change in Interest Rates:
Rising 100 basis points	$(20)	(1)%	Rising 100 basis points	$(26)	(1)%
(50 basis points on average)			(50 basis points on average)
Declining 100 basis points	3	—	Declining 100 basis points	12	1
(50 basis points on average)			(50 basis points on average)
Rising 200 basis points	(55)	(2)	Rising 200 basis points	(67)	(3)
(100 basis points on average)			(100 basis points on average)
Declining 200 basis points	(5)	—	Declining 200 basis points	12	1
(100 basis points on average)			(100 basis points on average)
The negative sensitivity to rising rate scenarios and positive sensitivity to declining rate scenarios was reduced from December 31, 2024 to September 30, 2025 due largely to maturities of cash flow swaps.
At September 30, 2025, additional sensitivity scenarios applied the rising and declining 100 basis point scenario assumptions with a 60% incremental deposit beta relative to the base case scenario to assess the impact of the Corporation's deposit beta assumptions. In these rising and declining scenarios, net interest income decreased by $53 million and increased by $32 million, respectively, due to a more rapid repricing pace compared to the standard model assumptions.
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
The table below, as of September 30, 2025 and December 31, 2024, displays the estimated impact on the economic value of equity from the interest rate scenario described above.

	September 30, 2025			December 31, 2024
(dollar amounts in millions)	Amount	%		Amount	%
Change in Interest Rates:			Change in Interest Rates:
Rising 100 basis points	$(302)	(2)%	Rising 100 basis points	$(503)	(4)%
Declining 100 basis points	406	3	Declining 100 basis points	598	5
Rising 200 basis points	(700)	(5)	Rising 200 basis points	(1,066)	(9)
Declining 200 basis points	663	5	Declining 200 basis points	1,097	9
The sensitivity of the economic value of equity to rising and declining rates decreased from December 31, 2024 to September 30, 2025 primarily due to a declining notional amount of cash flow swaps and a smaller securities portfolio.
BSBY Cessation
Bloomberg discontinued publishing BSBY on November 15, 2024. As a result, the Corporation was required to “de-designate” $7.0 billion of interest rate swaps used in cash flow hedges of certain BSBY-indexed loans and reclassify amounts recognized in accumulated other comprehensive income into earnings. For each de-designated swap, settlement of interest payments and changes in fair value were recorded as risk management hedging losses within other noninterest income instead of net interest income until re-designation. All impacted swaps were re-designated as of April 1, 2024.
BSBY cessation positively impacted interest income on commercial loans by $19 million for the three months ended September 30, 2025, compared to $23 million for the three months ended June 30, 2025. Refer to Note 6 to the consolidated financial statements for further discussion of re-designated interest rate hedges.
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
At September 30, 2025, the Bank had pledged real estate-related loans totaling $22.0 billion and investment securities totaling $1.8 billion to the FHLB, which provided for up to $13.3 billion of collateralized borrowing with the FHLB.
The FRB provides liquidity through its discount window, where banks may borrow funds based on the discounted fair value of pledged assets. At September 30, 2025, the Bank pledged $20.6 billion of loans to the FRB, which provided for up to $17.2 billion of collateralized borrowing through the discount window.

The table below details the Corporation's sources of available liquidity at September 30, 2025.

(dollar amounts in millions)	Total Capacity	Borrowings Outstanding	Available Liquidity
Cash on deposit with FRB (a)			$3,914
Unencumbered investment securities (b)			11,594
Secured borrowing facilities:
FHLB	$13,299	$3,000	10,299
FRB	17,174	—	17,174
Total available liquidity			$42,981
(a)Included in interest-bearing deposits with banks on the Consolidated Balance Sheet.
(b)Market value of available-for-sale investment securities that the Corporation can pledge or sell without third-party consent.
The Corporation may also use brokered deposits and external debt as additional sources of funding, and maintains a shelf registration statement with the Securities and Exchange Commission through which it may issue securities. The ability of the Corporation and the Bank to raise unsecured funding at competitive rates is impacted by rating agencies' views of the credit quality, liquidity, capital, earnings and other relevant factors related to the Corporation and the Bank. As of September 30, 2025, the three major rating agencies had assigned the following ratings to long-term senior unsecured obligations of the Corporation and the Bank, as well as long-term deposits at the Bank. A security rating is not a recommendation to buy, sell or hold securities and may be subject to revision or withdrawal at any time by the assigning rating agency. Each rating should be evaluated independently of any other rating.

	Debt Ratings			Deposit Ratings
	Comerica Incorporated	Comerica Bank		Comerica Bank
September 30, 2025	Rating	Rating	Outlook	Rating
Moody’s Investors Service (a)	Baa2	Baa2	Stable	A2
Fitch Ratings	A-	A-	Stable	A
Standard and Poor’s (a)	BBB	BBB+	Stable	not rated
(a) In October 2025, following the announcement of the Merger Agreement between the Corporation and Fifth Third, Moody's Investors Service changed its outlook for Comerica Incorporated to Watch Positive, while Standard and Poor's changed its outlook for Comerica Incorporated and Comerica Bank to Watch Positive.
Deposit Concentrations and Uninsured Deposits
The Corporation's uninsured deposits are well-diversified between geographies, industries and customers. At September 30, 2025, the Retail Bank and general Middle Market segments, both highly diversified and granular, accounted for 37% and 30% of the total deposit base, respectively. Corporate Banking and Technology and Life Sciences comprised 7% and 4% of total deposits, respectively, which were the largest deposit concentrations of the more specialized business lines.
Uninsured deposits are defined as the portion of deposit accounts in U.S. offices that exceed the FDIC insurance limit and amounts in any other uninsured investment or deposit account that are classified as deposits and are not subject to any federal or state deposit insurance regimes.

	September 30, 2025		December 31, 2024
(Dollar amount in millions)	Amount	Percentage of total deposits	Amount	Percentage of total deposits
Total uninsured deposits, as calculated per regulatory guidelines	$34,857	56%	$33,387	52%
Less: affiliate deposits	(4,061)		(3,876)
Total uninsured deposits, excluding affiliate deposits	$30,796	49%	$29,511	46%
Time deposits otherwise uninsured, which consist of foreign office time deposits, totaled $31 million at September 30, 2025 and all mature in three months or less. Collateralized deposits, consisting of trust deposits as well as deposits of public entities and state and local government agencies, totaled $382 million at September 30, 2025, compared to $348 million at December 31, 2024.
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
For the three months ended September 30, 2025, average deposits related to the Direct Express program were $3.7 billion, all of which were noninterest-bearing. Card fee income related to the Direct Express program was $26 million for the three months ended September 30, 2025. Noninterest expenses related to the Direct Express program for the three months ended September 30, 2025 were $33 million, consisting primarily of outside processing fee expense. The Corporation cannot currently predict the impact that the loss of this contract and the related deposits could have on its financial statements as it will be subject to many factors, including, but not limited to, the timing, costs and extent of securing any necessary alternative sources of funding. However, such impact could be material.

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

(dollar amounts in millions, except per share data)	September 30, 2025	December 31, 2024
Common Equity Tier 1 Capital (a):
Tier 1 capital	$9,049	$9,061
Less:
Fixed-rate reset non-cumulative perpetual preferred stock	392	394
Common equity tier 1 capital	$8,657	$8,667
Risk-weighted assets	$72,757	$72,903
Tier 1 capital ratio	12.44%	12.43%
Common equity tier 1 capital ratio	11.90	11.89
Tangible Common Equity Ratio:
Total shareholders' equity	$7,429	$6,543
Less:
Fixed-rate reset non-cumulative perpetual preferred stock	392	394
Common shareholders' equity	$7,037	$6,149
Less:
Goodwill	635	635
Other intangible assets	5	6
Tangible common equity	$6,397	$5,508
Total assets	$77,376	$79,297
Less:
Goodwill	635	635
Other intangible assets	5	6
Tangible assets	$76,736	$78,656
Common equity ratio	9.09%	7.75%
Tangible common equity ratio	8.34	7.00
Tangible Common Equity per Share of Common Stock:
Common shareholders' equity	$7,037	$6,149
Tangible common equity	6,397	5,508
Shares of common stock outstanding (in millions)	128	131
Common shareholders' equity per share of common stock	$55.15	$46.79
Tangible common equity per share of common stock	50.14	41.91
(a)September 30, 2025 ratios are estimated.

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
ITEM 1A. Risk Factors
Other than the risk factors set forth below, there are no material changes to the Corporation's risk factors previously disclosed in response to Part I, Item 1A. of the Corporation's 2024 Annual Report. Such risk factors are incorporated herein by reference.
Risks Relating to the Merger with Fifth Third
We have identified certain additional risk factors in connection with the Merger Agreement and the proposed Merger. These risks and the other risks associated with the proposed Merger will be more fully discussed in the joint proxy statement/prospectus that will be included in the registration statement on Form S-4 that Fifth Third intends to file with the Securities and Exchange Commission in connection with the Merger.
The consummation of the Merger is contingent upon the satisfaction of a number of conditions, including stockholder and regulatory approvals, that may be outside either party’s control and that either party may be unable to satisfy or obtain or which may delay the consummation of the Merger or result in the imposition of conditions that could reduce the anticipated benefits from the Merger or cause the parties to abandon the Merger.
Consummation of the Merger is contingent upon the satisfaction of a number of conditions, some of which are beyond either party’s control, including, among others:
•adoption of the Merger Agreement by the Corporation’s stockholders and approval of the issuance of shares of Fifth Third common stock by Fifth Third’s shareholders;
•authorization for listing on the NASDAQ of the shares of Fifth Third common stock (and depositary shares in respect of new Fifth Third preferred stock) to be issued in connection with the Merger;
•the receipt of required regulatory approvals;
•effectiveness of the registration statement on Form S-4 to be filed by Fifth Third in connection with the Merger; and

•the absence of any order, injunction, decree or other legal restraint preventing the completion of the Merger or any of the other transactions contemplated by the Merger Agreement.
Each party’s obligation to complete the Merger is also subject to certain additional customary conditions, including:
•subject to certain exceptions, the accuracy of the representations and warranties of the other party;
•performance in all material respects by the other party of its obligations under the Merger Agreement; and
•receipt by such party of an opinion from its counsel to the effect that the Corporation’s merger with and into Fifth Third Financial Corporation will qualify as a “reorganization” within the meaning of Section 368(a) of the Internal Revenue Code of 1986, as amended.
These conditions to the closing of the Merger may not be fulfilled in a timely manner, or at all, and, accordingly, the Merger may not be completed. In addition, the parties can mutually decide to terminate the Merger Agreement at any time, before or after receipt of the requisite approvals by our shareholders or Fifth Third’s shareholders, or either party may elect to terminate the Merger Agreement in certain other circumstances.
As a condition to granting required regulatory approvals, governmental entities may impose conditions, limitations or costs, require divestitures or place restrictions on the conduct of the combined company after the closing of the Merger. Such conditions or changes and the process of obtaining regulatory approvals could, among other things, have the effect of delaying completion of the Merger or of imposing additional costs or limitations on the combined company following the Merger, any of which may have an adverse effect on us or the combined company following the Merger.
Either party may also be subject to lawsuits challenging the Merger, and adverse rulings in these lawsuits may delay or prevent the Mergers from being completed or require either party to incur significant costs to defend or settle these lawsuits. Any delay in completing the Merger could cause the combined company not to realize, or to be delayed in realizing, some or all of the benefits that we expect to achieve if the Merger is successfully completed within its expected time frame.
We expect to incur substantial expenses related to the Merger.
We have incurred and expect to incur a number of costs associated with the Merger and the integration of our business with Fifth Third’s business. These costs include financial advisory, legal, and other advisory fees, severance/employee benefit‐related costs, public company filing fees and other regulatory fees and financial printing and other related costs. There are also a large number of processes, policies, procedures, operations, technologies and systems that may need to be integrated.
While we have assumed that a certain level of costs will be incurred, there are many factors beyond our control that could affect the total amount or the timing of the integration expenses. Moreover, many of the expenses that we will incur are, by their nature, difficult to estimate accurately. These expenses could, particularly in the near term, exceed the savings that we expect to achieve from the elimination of duplicative expenses and the realization of economies of scale. These integration expenses may result in charges against earnings as a result of the Merger or the integration of our business with Fifth Third’s business, and the amount and timing of such charges are uncertain at present.
While the Merger is pending, we will be subject to business uncertainties and contractual restrictions that could adversely affect our business and operations.
Uncertainty about the effect of the Merger on employees, customers, vendors and other persons with whom we have a business relationship may have an adverse effect on our business, operations and stock price. Existing customers, vendors and other business partners of ours could decide to no longer do business with us before the completion of the Merger or with the combined company after the Merger is completed, reducing its anticipated benefits. We are also subject to certain restrictions on the conduct of our business while the Merger is pending. As a result, certain projects may be delayed or abandoned and business decisions could be deferred. Employee retention may be challenging for us before completion of the Merger, as certain employees may experience uncertainty about their future roles with the combined company following the Merger, and these retention challenges will require us to incur additional expenses in order to retain key employees. If key employees depart because of issues relating to the uncertainty and difficulty of integration or a desire not to remain with the combined company following the Merger, the benefits of the Merger could be materially diminished.
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
For information regarding the Corporation's purchase of equity securities, see "Part I. Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations – Capital," which is incorporated herein by reference.

ITEM 5. Other Information

No director or officer (as defined in Rule 16a-1(f) of the Exchange Act) of the Corporation adopted, modified, or terminated any Rule 10b5-1 trading arrangement or any non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K) during the quarter ended September 30, 2025.

ITEM 6. Exhibits

Exhibit No.	Description

2.1
Agreement and Plan of Merger, dated as of October 5, 2025, by and among Fifth Third Bancorp, Fifth Third Financial Corporation, Comerica Incorporated and Comerica Holdings Incorporated (filed as Exhibit 2.1 to the Corporation's Current Report on Form 8-K filed on October 9, 2025, and incorporated herein by reference).

3.1	Restated Certificate of Incorporation of Comerica Incorporated (filed as Exhibit 3.2 to the Corporation's Current Report on Form 8-K dated August 4, 2010, and incorporated herein by reference).

3.2
Certificate of Amendment to Restated Certificate of Incorporation of Comerica Incorporated (filed as Exhibit 3.2 to the Corporation's Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, and incorporated herein by reference).

3.3	Amended and Restated Bylaws of Comerica Incorporated (filed as Exhibit 3.3 to the Corporation's Current Report on Form 8-K dated November 3, 2020, and incorporated herein by reference).

3.4
Certificate of Designations of 6.875% Fixed-Rate Reset Non-Cumulative Perpetual Preferred Stock, Series B, dated August 7, 2025, of Comerica Incorporated (filed as Exhibit 3.3 to the Corporation's Registration Statement on Form 8-A filed on August 8, 2025, and incorporated herein by reference).

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

4.1
Form of 6.875% Fixed-Rate Reset Non-Cumulative Perpetual Preferred Stock, Series B Certificate of Comerica Incorporated (included as Exhibit A to Exhibit 3.3 to the Corporation's Registration Statement on Form 8-A filed on August 8, 2025, and incorporated herein by reference).

4.2
Deposit Agreement, dated August 11, 2025, by and among Comerica Incorporated, Computershare Inc., Computershare Trust Company, N.A. and the holders from time to time of the depositary receipts issued thereunder (filed as Exhibit 4.2 to the Corporation's Current Report on Form 8-K filed on August 12, 2025, and incorporated herein by reference).

4.3	Form of Depositary Receipt (included as Exhibit A to Exhibit 4.2 to the Corporation's Current Report on Form 8-K filed on August 12, 2025, and incorporated herein by reference).

31.1	Chairman, President and CEO Rule 13a-14(a)/15d-14(a) Certification of Periodic Report (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002).

31.2	Senior Executive Vice President and CFO Rule 13a-14(a)/15d-14(a) Certification of Periodic Report (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002).

32*	Section 1350 Certification of Periodic Report (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002).

101
Financial statements from Quarterly Report on Form 10-Q of the Corporation for the quarter ended September 30, 2025, formatted in Inline XBRL: (i) the Consolidated Balance Sheets (unaudited), (ii) the Consolidated Statements of Comprehensive Income (unaudited), (iii) the Consolidated Statements of Changes in Shareholders' Equity (unaudited), (iv) the Consolidated Statements of Cash Flows (unaudited) and (v) the Notes to Consolidated Financial Statements (unaudited).

104	The cover page from the Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 2025, formatted in Inline XBRL (included in Exhibit 101).

*	The certification attached as Exhibit 32 is not deemed “filed” with the SEC and is not to be incorporated by reference into any filing of the Corporation under the Securities Act of 1933, as amended, or the Exchange Act, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.

†	Management contract or compensatory plan or arrangement.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMERICA INCORPORATED
(Registrant)

/s/ Mauricio A. Ortiz
Mauricio A. Ortiz
Executive Vice President,
Chief Accounting Officer,
Controller and
Duly Authorized Officer
Date: October 28, 2025